Form 10-Q
period 2009-03-31
NEWMONT MINING CORP /DE/
filed 2009-04-30
CIK 1164727

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2009
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 001-31240
NEWMONT MINING CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	84-1611629
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

6363 South Fiddler’s Green Circle
Greenwood Village, Colorado	80111
(Address of Principal Executive Offices)	(Zip Code)
Registrant’s telephone number, including area code (303) 863-7414
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☑ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer” and “large accelerated filer” in Rule 12-b2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b2 of the Exchange Act). ☐ Yes ☑ No
There were 478,974,794 shares of common stock outstanding on April 22, 2009 (and 10,449,582 exchangeable shares).

i

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.
NEWMONT MINING CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(unaudited, in millions except per share)

	Three Months Ended
	March 31,
	2009	2008
Revenues
Sales — gold, net	$1,391	$1,511
Sales — copper, net	161	432

	1,552	1,943

Costs and expenses
Costs applicable to sales — gold (1)	668	641
Costs applicable to sales — copper (1)	85	150
Amortization	192	182
Accretion	9	8
Exploration	41	39
Advanced projects, research and development (Note 3)	31	30
General and administrative	39	29
Other expense, net (Note 4)	77	63

	1,142	1,142

Other income (expense)
Other income, net (Note 5)	9	15
Interest expense, net	(32)	(28)

	(23)	(13)

Income from continuing operations before income tax expense and other items	387	788
Income tax expense (Note 8)	(105)	(232)
Equity loss of affiliates	(5)	(5)

Income from continuing operations	277	551
Income from discontinued operations (Note 9)	—	6

Net income	277	557
Less: Net income attributable to noncontrolling interests (Note 10)	88	192

Net income attributable to Newmont stockholders	$189	$365

Net income attributable to Newmont stockholders:
Continuing operations	$189	$359
Discontinued operations	—	6

	$189	$365

Income per common share (Note 11)
Basic:
Continuing operations	$0.40	$0.80
Discontinued operations	—	0.01

	$0.40	$0.81

Diluted:
Continuing operations	$0.40	$0.79
Discontinued operations	—	0.01

	$0.40	$0.80

Basic weighted-average common shares outstanding	472	453

Diluted weighted-average common shares outstanding	473	457

Cash dividends declared per common share	$0.10	$0.10

(1)	Exclusive of Amortization and Accretion.
The accompanying notes are an integral part of the consolidated financial statements.

NEWMONT MINING CORPORATION
CONSOLIDATED BALANCE SHEETS
(unaudited, in millions)

	At March 31,	At December 31,
	2009	2008
ASSETS
Cash and cash equivalents	$1,451	$435
Marketable securities and other short-term investments (Note 17)	13	12
Trade receivables	166	104
Accounts receivable	383	223
Inventories (Note 18)	475	519
Stockpiles and ore on leach pads (Note 19)	319	324
Deferred income tax assets	194	286
Other current assets (Note 20)	350	458

Current assets	3,351	2,361
Property, plant and mine development, net	10,194	10,132
Investments (Note 17)	753	655
Stockpiles and ore on leach pads (Note 19)	1,237	1,145
Deferred income tax assets	1,120	1,039
Other long-term assets (Note 20)	182	207
Goodwill	188	188

Total assets	$17,025	$15,727

LIABILITIES
Current portion of long-term debt (Note 21)	$223	$169
Accounts payable	276	412
Employee-related benefits	172	178
Income and mining taxes	98	58
Other current liabilities (Note 22)	802	779

Current liabilities	1,571	1,596
Long-term debt (Note 21)	2,749	3,072
Reclamation and remediation liabilities (Note 23)	717	716
Deferred income tax liabilities	1,124	1,051
Employee-related benefits	384	379
Other long-term liabilities (Note 22)	251	252

Total liabilities	6,796	7,066

Commitments and contingencies (Note 27)

STOCKHOLDERS’ EQUITY
Common stock	766	709
Additional paid-in capital	8,024	6,831
Accumulated other comprehensive loss	(208)	(253)
Retained earnings	189	4

Total Newmont stockholders’ equity	8,771	7,291
Noncontrolling interests	1,458	1,370

Total stockholders’ equity (Note 13)	10,229	8,661

Total liabilities and stockholders’ equity	$17,025	$15,727

The accompanying notes are an integral part of the consolidated financial statements.

NEWMONT MINING CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in millions)

	Three Months Ended
	March 31,
	2009	2008
Operating activities:
Net income	$277	$557
Adjustments:
Amortization	192	182
Income from discontinued operations (Note 9)	—	(6)
Accretion of accumulated reclamation obligations (Note 23)	12	10
Deferred income taxes	(19)	(51)
Write-down of investments	6	22
Stock based compensation and other benefits	14	11
Other operating adjustments and write-downs	35	23
Net change in operating assets and liabilities (Note 24)	(130)	(154)

Net cash provided from continuing operations	387	594
Net cash used in discontinued operations (Note 9)	—	(100)

Net cash provided from operations	387	494

Investing activities:
Additions to property, plant and mine development	(330)	(450)
Investments in marketable debt and equity securities	—	(3)
Acquisitions, net (Note 14)	(11)	(318)
Other	(13)	4

Net cash used in investing activities of continuing operations	(354)	(767)
Net cash used in investing activities of discontinued operations (Note 9)	—	(3)

Net cash used in investing activities	(354)	(770)

Financing activities:
Proceeds from debt, net	1,369	572
Repayment of debt	(1,590)	(376)
Dividends paid to common stockholders	(49)	(45)
Dividends paid to noncontrolling interests	—	(98)
Proceeds from stock issuance, net	1,239	17
Change in restricted cash and other	13	1

Net cash provided from financing activities	982	71

Effect of exchange rate changes on cash	1	(12)

Net change in cash and cash equivalents	1,016	(217)
Cash and cash equivalents at beginning of period	435	1,231

Cash and cash equivalents at end of period	$1,451	$1,014

The accompanying notes are an integral part of the consolidated financial statements.

NEWMONT MINING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(dollars in millions, except per share, per ounce and per pound amounts)
NOTE 1 BASIS OF PRESENTATION
The interim Consolidated Financial Statements (“interim statements”) of Newmont Mining Corporation and its subsidiaries (collectively, “Newmont” or the “Company”) are unaudited. In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these interim statements have been included. The results reported in these interim statements are not necessarily indicative of the results that may be reported for the entire year. These interim statements should be read in conjunction with Newmont’s Consolidated Financial Statements included in its Annual Report on Form 10-K for the year ended December 31, 2008, filed February 19, 2009. The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by U.S. generally accepted accounting principles (“GAAP”).
Certain amounts for the three months ended March 31, 2008 and at December 31, 2008 have been revised. The adjustments are of a normal recurring nature except as discussed below. The Company retrospectively adopted FSP No. APB 14-1, “Accounting for Convertible Debt Instruments That May be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”), which requires an allocation of convertible debt proceeds between the liability component and the embedded conversion option (i.e., the equity component) (see Note 2). Additionally, the Company adopted FASB Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51” (“FAS 160”), which requires the noncontrolling interests to be classified as a separate component of net income and stockholders’ equity.
References to “A$” refer to Australian currency, “C$” to Canadian currency, “IDR” to Indonesian currency, “NZ$” to New Zealand currency and “$” to United States currency.
NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Recently Adopted Accounting Pronouncements
Post-Retirement Benefit Plan
In December 2008, the Financial Accounting Standards Board (“FASB”) issued FSP No. FAS 132(R)-1, “Employers’ Disclosures about Post-Retirement Benefit Plan Assets” (“FSP FAS 132(R)-1”), which amends FASB Statement No. 132 “Employers’ Disclosures about Pensions and Other Post-Retirement Benefits” (“FAS 132”), to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other post-retirement plan. The objective of FSP FAS 132(R)-1 is to require more detailed disclosures about employers’ plan assets, including employers’ investment strategies, major categories of plan assets, concentrations of risk within plan assets, and valuation techniques used to measure the fair value of plan assets. The Company adopted the provisions of FSP FAS 132(R)-1 on January 1, 2009. The provisions of this FSP are not required for earlier periods that are presented for comparative purposes.
Equity Method Investment
In November 2008, the Emerging Issues Task Force (“EITF”) reached consensus on Issue No. 08-6, “Equity Method Investment Accounting Considerations” (“EITF 08-6”), which clarifies the accounting for certain transactions and impairment considerations involving equity method investments. The intent of EITF 08-6 is to provide guidance on (i) determining the initial measurement of an equity method investment, (ii) recognizing other-than-temporary impairments of an equity method investment and (iii) accounting for an equity method investee’s issuance of shares. EITF 08-6 was effective for the Company’s fiscal year beginning January 1, 2009 and has been applied prospectively. The adoption of EITF 08-6 had no impact on the Company’s consolidated financial position or results of operations.
Equity-Linked Financial Instruments
In June 2008, the EITF reached consensus on Issue No. 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (“EITF 07-5”). EITF 07-5 clarifies the determination of whether an instrument (or an embedded feature) is indexed to an entity’s own stock, which would qualify as a scope exception under FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“FAS 133”). EITF 07-5 was effective for the Company’s fiscal year beginning January 1, 2009. The adoption of EITF 07-5 had no impact on the Company’s consolidated financial position or results of operations.

NEWMONT MINING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(dollars in millions, except per share, per ounce and per pound amounts)
Accounting for Convertible Debt Instruments
In May 2008, the FASB issued FSP No. APB 14-1. FSP APB 14-1 applies to convertible debt instruments that, by their stated terms, may be settled in cash (or other assets) upon conversion, including partial cash settlement, unless the embedded conversion option is required to be separately accounted for as a derivative under FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“FAS 133”). FSP APB 14-1 requires that the liability and equity components of convertible debt instruments within the scope of FSP APB 14-1 be separately accounted for in a manner that reflects the entity’s nonconvertible debt borrowing rate. This requires an allocation of convertible debt proceeds between the liability component and the embedded conversion option (i.e., the equity component). The difference between the principal amount of the debt and the amount of the proceeds allocated to the liability component is reported as a debt discount and subsequently amortized to earnings over the instrument’s expected life using the effective interest method.
During July 2007, the Company completed an offering of $1,150 convertible senior notes due 2014 and 2017, each in the amount of $575. The 2014 notes, maturing on July 15, 2014, pay interest semi-annually at a rate of 1.25% per annum, and the 2017 notes, maturing on July 15, 2017, pay interest semi-annually at a rate of 1.625% per annum. The notes are convertible, at the holder’s option, equivalent to a conversion price of $46.21 per share of common stock (24,887,956 shares of common stock). In connection with the convertible senior notes offering, the Company entered into convertible note hedge transactions and warrant transactions (“Call Spread Transactions”). These transactions included the purchase of call options and the sale of warrants. As a result of the Call Spread Transactions, the conversion price of $46.21 was effectively increased to $60.27. As of March 31, 2009, the if-converted value did not exceed its principal amounts.
During February 2009, the Company completed an offering of $518 convertible senior notes due on February 15, 2012. The notes will pay interest semi-annually at a rate of 3.00% per annum. The notes are convertible, at the holder’s option, equivalent to a conversion price of $46.25 per share of common stock (11,189,189 shares of common stock). As of March 31, 2009, the if-converted value did not exceed its principal amounts.
The Company has recorded the following in the Consolidated Balance Sheets related to the convertible senior notes:

	As of March 31, 2009			As of December 31, 2008
	Convertible Senior Notes Due			Convertible Senior Notes Due
	2012	2014	2017	2012	2014	2017
Additional paid-in capital	$46	$97	$123	$—	$97	$123
Principal amount of convertible note	$518	$575	$575	$—	$575	$575
Unamortized debt discount	(72)	(122)	(170)	—	(127)	(174)

Net carrying amount of convertible note	$446	$453	$405	$—	$448	$401

FSP APB 14-1 required retrospective application to all periods presented. As a result of adopting FSP APB 14-1, the effective interest rates increased by approximately 5 percentage points to 8.5%, 6.0% and 6.25% for the 2012, 2014 and 2017 notes, respectively, for the non-cash amortization of the debt discount over the lives of the notes. Interest expense was increased by $8 which decreased the Company’s Income from continuing operations and Net income by $5 ($0.01 per share) for the three months ended March 31, 2008. Had FSP APB 14-1 been effective in 2008, the Company would have paid its fourth quarter 2008 dividends out of Additional paid-in capital rather than Retained earnings; therefore, the Company made the reclassification in 2009. Cash flows from operations were not impacted by the adoption of FSP APB 14-1. The impact on the Company’s 2009 opening balance in Retained earnings was as follows:

At December 31,
2008
Balance before application of FSP APB 14-1	$7
Impact of adoption of FSP APB 14-1	(30)
Reclassification of dividends to Additional paid-in capital	27

Balance after application of FSP APB 14-1	$4

NEWMONT MINING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(dollars in millions, except per share, per ounce and per pound amounts)
Following adoption and the issuance of the 2012 convertible senior notes in February 2009, the Company will amortize $375 ($244 net of tax) of debt discount over the remaining lives of the Company’s convertible senior notes. For the three months ended March 31, 2009, the Company recorded $6 and $11 of interest expense for the contractual interest coupon and amortization of the debt discount, respectively, related to the convertible senior notes. The remaining unamortized debt discount will be amortized over the remaining 3, 5 and 8 year periods of the 2012, 2014 and 2017 convertible senior notes, respectively.
Accounting for the Useful Life of Intangible Assets
In April 2008, the FASB issued FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”) which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets” (“FAS 142”). The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under FAS 142 and the period of expected cash flows used to measure the fair value of the asset under FASB Statement No. 141 (revised 2007), “Business Combinations” (“FAS 141 (R)”). FSP 142-3 was effective for the Company’s fiscal year beginning January 1, 2009 and has been applied prospectively to intangible assets acquired after the effective date. The adoption of FSP 142-3 had no impact on the Company’s consolidated financial position, results of operations or cash flows.
Derivative Instruments
In March 2008, the FASB issued FASB Statement No. 161, “Disclosure about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133” (“FAS 161”) which provides revised guidance for enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and the related hedged items are accounted for under FAS 133, and how derivative instruments and the related hedged items affect an entity’s financial position, financial performance and cash flows. The Company adopted the provisions of FAS 161 on January 1, 2009. The adoption of FAS 161 had no impact on the Company’s consolidated financial position, results of operation or cash flows. See Note 16 for the Company’s derivative instruments disclosure.
Business Combinations
In December 2007, the FASB issued FAS 141(R) which replaces FAS 141, and provides new guidance for recognizing and measuring identifiable assets and goodwill acquired, liabilities assumed, and any noncontrolling interest in the acquiree. FAS 141(R) also provides disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The Company adopted the provisions of FAS 141(R) on January 1, 2009 to be applied to all future business combinations. The Company expects to complete the acquisition of the remaining 33.33% interest in the Boddington project in the second quarter. See Note 14 for the Company’s disclosure regarding the pending Boddington acquisition.
In April 2009, the FASB issued FSP No. FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” (“FSP FAS 141(R)-1”), which amends and clarifies FAS 141(R). The intent of FSP FAS 141(R)-1 is to address application issues on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. This FSP is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after January 1, 2009. The Company will apply the provisions of FSP FAS 141(R)-1 to all future business combinations. See Note 14 for the Company’s disclosure regarding the pending Boddington acquisition.

NEWMONT MINING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(dollars in millions, except per share, per ounce and per pound amounts)
Noncontrolling Interests
In December 2007, the FASB issued FAS 160 which establishes accounting and reporting standards pertaining to (i) ownership interests in subsidiaries held by parties other than the parent (”noncontrolling interest”), (ii) the amount of net income attributable to the parent and to the noncontrolling interest, (iii) changes in a parent’s ownership interest, and (iv) the valuation of any retained noncontrolling equity investment when a subsidiary is deconsolidated. If a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary is measured at fair value and a gain or loss is recognized in net income based on such fair value. For presentation and disclosure purposes, FAS 160 requires noncontrolling interests to be classified as a separate component of stockholders’ equity. The Company adopted the provisions of FAS 160 on January 1, 2009. Except for presentation changes, the adoption of FAS 160 had no impact on the Company’s consolidated financial position, results of operation or cash flows.
Fair Value Accounting
In September 2006, the FASB issued FASB Statement No. 157, “Fair Value Measurements” (“FAS 157”). FAS 157 defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. The Company adopted the provisions of FAS 157 for assets and liabilities measured at fair value on a recurring basis on January 1, 2008. In February 2008, the FASB staff issued Staff Position No. 157-2 “Effective Date of FASB Statement No. 157” (“FSP FAS 157-2”). FSP FAS 157-2 delayed the effective date of FAS 157 for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. The Company adopted the provisions of FSP FAS 157-2 for the Company’s nonfinancial assets and liabilities measured at fair value on a nonrecurring basis on January 1, 2009. Refer to Note 15 for further details regarding the Company’s assets and liabilities measured at fair value.
In April 2009, the FASB issued Staff Position No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4”), which provides additional guidance on determining fair value when the volume and level of activity for an asset or liability have significantly decreased and includes guidance on identifying circumstances that indicate when a transaction is not orderly. In April 2009, the FASB issued Staff Position No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP FAS 115-2 and FAS 124-2”), which: 1) clarifies the interaction of the factors that should be considered when determining whether a debt security is other than temporarily impaired, 2) provides guidance on the amount of an other-than-temporary impairment recognized in earnings and other comprehensive income and 3) expands the disclosures required for other-than-temporary impairments for debt and equity securities. Also in April 2009, the FASB issued Staff Position No. 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1 and APB 28-1”), which requires disclosures about the fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. Adoption of these Staff Positions is required for the Company’s interim reporting period beginning April 1, 2009 with early adoption permitted. The Company adopted the provisions of FSP FAS 157-4, FSP FAS 115-2 and FAS 124-2, and FSP FAS 107-1 and APB 28-1 for the interim period ended March 31, 2009. Refer to Note 15 for further details regarding the Company’s assets and liabilities measured at fair value.
NOTE 3 ADVANCED PROJECTS, RESEARCH AND DEVELOPMENT

	Three Months Ended March 31,
	2009	2008
Hope Bay	$5	$5
Technical and project services	5	4
Nevada underground	5	—
Boddington	3	1
Callie Deeps	2	—
Fort a la Corne JV	1	7
Akyem	1	2
Other	9	11

	$31	$30

NEWMONT MINING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(dollars in millions, except per share, per ounce and per pound amounts)
NOTE 4 OTHER EXPENSE, NET

	Three Months Ended March 31,
	2009	2008
Workforce reduction	$14	$—
Regional administration	12	9
Community development	10	14
Boddington acquisition costs (Note 14)	8	—
Peruvian royalty	6	7
Batu Hijau divestiture	5	3
Western Australia power plant	3	5
World Gold Council dues	3	3
Accretion, non-operating (Note 23)	3	2
Pension settlement loss (Note 6)	—	11
Reclamation estimate revisions (Note 23)	—	2
Other	13	7

	$77	$63

NOTE 5 OTHER INCOME, NET

	Three Months Ended March 31,
	2009	2008
Canadian Oil Sands Trust income	$4	$24
Interest income	3	10
Gain on asset sales, net	1	4
Gain on ineffective portion of derivative instruments, net (Note 16)	—	3
Foreign currency exchange losses, net	(3)	(6)
Write-down of investments (Note 17)	(6)	(22)
Other	10	2

	$9	$15

NOTE 6 EMPLOYEE PENSION AND OTHER BENEFIT PLANS

	Three Months Ended March 31,
	2009	2008
Pension benefit costs, net
Service cost	$5	$4
Interest cost	8	7
Expected return on plan assets	(7)	(7)
Amortization of loss	3	1

	$9	$5

	Three Months Ended March 31,
	2009	2008
Other benefit costs, net
Service cost	$1	$—
Interest cost	1	1

	$2	$1

For the three months ended March 31, 2009 and 2008, pension settlement losses of $nil and $11, respectively, related to senior management retirements were incurred. These costs were recorded in Other expense, net (see Note 4).

NEWMONT MINING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(dollars in millions, except per share, per ounce and per pound amounts)
NOTE 7 STOCK BASED COMPENSATION
The Company recognized stock option and other stock based compensation as follows:

	Three Months Ended March 31,
	2009	2008
Stock options	$3	$3
Restricted stock	2	2
Restricted stock units	1	—
Deferred stock awards	3	2

	$9	$7

No stock option awards were granted during the three months ended March 31, 2009 and 2008. At March 31, 2009, there was $15 of unrecognized compensation cost related to unvested stock options. This cost is expected to be recognized on a weighted-average basis for a period of approximately 2.2 years.
No restricted stock awards were granted during the three months ended March 31, 2009. For the three months ended March 31, 2008, 107,920 shares of restricted stock were granted and issued, at the weighted-average fair market value of $49, per underlying share of the Company’s common stock.
For the three months ended March 31, 2009 and 2008, 292,216 and 5,072 shares of restricted stock units, respectively, were granted, at the weighted-average fair market value of $43 and $49, respectively, per underlying share of the Company’s common stock.
No deferred stock awards were granted during the three months ended March 31, 2009 and 2008.
NOTE 8 INCOME TAXES
The Company operates in numerous countries around the world and accordingly it is subject to, and pays annual income taxes under, the various income tax regimes in the countries in which it operates. Some of these tax regimes are defined by contractual agreements with the local government, and others are defined by the general corporate income tax laws of the country. The Company has historically filed, and continues to file, all required income tax returns and paid the taxes reasonably determined to be due. The tax rules and regulations in many countries are highly complex and subject to interpretation. From time to time, the Company is subject to a review of its historic income tax filings and in connection with such reviews, disputes can arise with the taxing authorities over the interpretation or application of certain rules to the Company’s business conducted within the country involved. At March 31, 2009, the Company’s total unrecognized tax benefit was $173 for uncertain tax positions taken or expected to be taken on tax returns. Of this, $124 represents the amount of unrecognized tax benefits that, if recognized, would affect the Company’s effective income tax rate. Also included in the balance at March 31, 2009 are $11 of tax positions that, due to the impact of deferred tax accounting, the disallowance of which would not affect the annual effective tax rate.
As a result of (i) statute of limitations that will begin to expire within the next 12 months in various jurisdictions, and (ii) possible settlements of audit-related issues with taxing authorities in various jurisdictions with respect to which none of the issues are individually significant, the Company believes that it is reasonably possible that the total amount of its net unrecognized income tax benefits will decrease by approximately $3 to $5 in the next 12 months.

NEWMONT MINING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(dollars in millions, except per share, per ounce and per pound amounts)
NOTE 9 DISCONTINUED OPERATIONS
Discontinued operations include the Company’s royalty portfolio and Pajingo operations, both sold in December 2007. During the first quarter of 2008, the Company recognized a $7 gain primarily related to additional royalty portfolio revenue in excess of the 2007 estimate and a $2 gain related to additional Pajingo asset sales. During the first quarter of 2008, the Company received $5 in cash and $5 in marketable securities related to the Pajingo asset sales.
The following table details selected financial information included in the Income from discontinued operations in the consolidated statements of income:

Three Months Ended
March 31, 2008
Income from operations:
Royalty portfolio	$7

Gain on sale of Pajingo assets	2

Pre-tax income	9
Income tax expense	(3)

Income from discontinued operations	$6

The following table details selected financial information included in Net cash used in discontinued operations and Net cash used in investing activities of discontinued operations:

Three Months Ended
March 31, 2008
Net cash used in discontinued operations:
Income from discontinued operations	$6
Decrease in net operating liabilities	(106)

$(100)

Net cash used in investing activities of discontinued operations:
Proceeds from asset sales, net	$(3)

NOTE 10 NONCONTROLLING INTERESTS

	Three Months Ended
	March 31,
	2009	2008
Yanacocha	$67	$91
Batu Hijau	21	101

	$88	$192

Newmont currently has a 45% ownership interest in the Batu Hijau mine, held through the Nusa Tenggara Partnership (“NTP”) with an affiliate of Sumitomo Corporation of Japan (“Sumitomo”). Newmont has a 56.25% interest in NTP and the Sumitomo affiliate holds the remaining 43.75%. NTP in turn owns 80% of P.T. Newmont Nusa Tenggara (“PTNNT”), the Indonesian subsidiary that operates the Batu Hijau mine. Newmont identified NTP as a Variable Interest Entity as a result of certain capital structures and contractual relationships and has fully consolidated Batu Hijau in its consolidated financial statements since January 1, 2004. The remaining 20% interest in PTNNT is owned by P.T. Pukuafu Indah (“PTPI”), an unrelated Indonesian company. NTP’s interest in PTNNT is the subject of an international arbitration proceeding and a final award concerning PTNNT’s interest was issued by the arbitration panel on March 31, 2009. For further information concerning the arbitral award, see Note 27.
Newmont has a 51.35% ownership interest in the Yanacocha mine with the remaining interests held by Compañia de Minas Buenaventura, S.A.A. (43.65%) and the International Finance Corporation (5%).

NEWMONT MINING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(dollars in millions, except per share, per ounce and per pound amounts)
NOTE 11 INCOME PER COMMON SHARE
Basic income per common share is computed by dividing income available to Newmont common stockholders by the weighted average number of common shares outstanding during the period. Diluted income per common share is computed similarly to basic income per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potentially dilutive common shares had been issued.

	Three Months Ended
	March 31,
	2009	2008
Numerator:
Net income attributable to Newmont stockholders
Continuing operations	$189	$359
Discontinued operations	—	6

	$189	$365

Denominator:
Basic	472	453
Effect of employee stock based awards	1	4

Diluted	473	457

Net income attributable to Newmont stockholders per common share
Basic:
Continuing operations	$0.40	$0.80
Discontinued operations	—	0.01

	$0.40	$0.81

Diluted:
Continuing operations	$0.40	$0.79
Discontinued operations	—	0.01

	$0.40	$0.80

In February 2009, the Company completed a public offering of 34,500,000 shares of common stock for net proceeds of $1,236.
Options to purchase 4.6 million and 1.2 million shares of common stock at average exercise prices of $47.16 and $54.73 were outstanding at March 31, 2009 and 2008, respectively, but were not included in the computation of diluted weighted average number of common shares because the strike prices of the options exceeded the price of the common stock.
In July 2007 and February 2009, Newmont issued $1,150 and $518, respectively, of convertible notes that, if converted in the future, would have a potentially dilutive effect on the Company’s stock. Under the indenture for the convertible notes, upon conversion Newmont is required to settle the principal amount of the convertible notes in cash and may elect to settle the remaining conversion obligation (stock price in excess of the conversion price) in cash, shares or a combination thereof. The effect on diluted earnings per share is calculated under the net share settlement method in accordance with the FASB’s EITF Issue No. 04-8, “The Effect of Contingently Convertible Instruments on Diluted Earnings per Share.” Under the net share settlement method, the Company includes the amount of shares it would take to satisfy the conversion obligation, assuming that all of the convertible notes are surrendered. The average closing price of the Company’s common stock for each of the periods presented is used as the basis for determining dilution. The average price of the Company’s common stock for all periods presented did not exceed the conversion price of $46.25 and $46.21 for the notes issued in 2009 and 2007, and therefore, did not have a dilutive effect on earnings per share.
In connection with the 2007 convertible senior notes offering, the Company entered into Call Spread Transactions. These transactions included the purchase of call options and the sale of warrants. As a result of the Call Spread Transactions, the conversion price of $46.21 was effectively increased to $60.27. Should the warrant transactions become dilutive to the Company’s earnings per share (Newmont’s share price exceeds $60.27) the underlying shares will be included in the computation of diluted income per common share.

NEWMONT MINING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(dollars in millions, except per share, per ounce and per pound amounts)
NOTE 12 COMPREHENSIVE INCOME

	Three Months Ended
	March 31,
	2009	2008
Net income	$277	$557
Other comprehensive income (loss), net of tax:
Unrealized gain on marketable securities	93	35
Foreign currency translation adjustments	(47)	(76)
Change in pension and other benefit liabilities:
Net amount reclassified to income	1	7
Change in fair value of cash flow hedge instruments:
Net change from periodic revaluations	(19)	17
Net amount reclassified to income	17	(3)

Net unrecognized (loss) gain on derivatives	(2)	14

	45	(20)

Comprehensive income	$322	$537

Comprehensive income attributable to:
Newmont stockholders	$234	$345
Noncontrolling interests	88	192

	$322	$537

NEWMONT MINING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(dollars in millions, except per share, per ounce and per pound amounts)
NOTE 13 CHANGES IN STOCKHOLDERS’ EQUITY

	Three Months Ended
	March 31,
	2009	2008
Common stock:
At beginning of period	$709	$696
Common stock offering	55	—
Stock based compensation	1	1
Shares issued in exchange for exchangeable shares	1	1

At end of period	766	698

Additional paid-in capital:
At beginning of period	6,831	6,916
Common stock offering	1,179	—
Convertible debt issuance	46	—
Common stock dividends	(45)	(45)
Stock based compensation	14	28
Shares issued in exchange for exchangeable shares	(1)	(2)

At end of period	8,024	6,897

Accumulated other comprehensive (loss) income:
At beginning of period	(253)	957
Other comprehensive (loss) income (Note 12)	45	(20)

At end of period	(208)	937

Retained earnings:
At beginning of period	4	(809)
Net income attributable to Newmont stockholders	189	370
Adoption of FSP ABP 14-1	—	(5)
Common stock dividends	(4)	—

At end of period	189	(444)

Noncontrolling interests:
At beginning of period	1,370	1,449
Net income attributable to noncontrolling interests	88	192
Dividends paid to noncontrolling interests	—	(98)
Acquisition of noncontrolling interest in Miramar Mining Corporation	—	(40)

At end of period	1,458	1,503

Total stockholders’ equity	$10,229	$9,591

NOTE 14 ACQUISITIONS
On January 27, 2009, the Company entered into a definitive sale and purchase agreement with AngloGold Ashanti Australia Limited (“AngloGold”) to acquire its 33.33% interest in the Boddington project in Western Australia. Upon expected completion of the acquisition in the second quarter, subject to satisfaction or waiver of certain conditions and approvals, Newmont will own 100% of the project. Consideration for the acquisition consists of $750 payable in cash at closing, $240 payable in cash and/or Newmont common stock, at the Company’s option, in December 2009, and a contingent payment capped at $100, equal to 50% of the average realized operating margin (if any) exceeding $600 per ounce, payable on one-third of gold sales from Boddington. Newmont will also reimburse all capital expenditures funded by AngloGold from January 1, 2009 through the closing date. During the first quarter of 2009, we expensed $8 in acquisition costs, and expect to incur an additional $55-$60 in the second quarter of 2009, primarily related to transfer taxes.
In the first quarter of 2009, La Herradura (of which Newmont owns 44%) purchased a mining property near its Mexico operation for cash consideration of $11 (Newmont’s 44% share).
In December 2007, the Company purchased approximately 70% of the common shares of Miramar Mining Corporation (“Miramar”), which, in addition to the shares previously owned, brought the Company’s interest in Miramar to approximately 78%. During the first quarter of 2008, the Company completed the acquisition of 100% of Miramar. All shares were purchased for C$6.25 per share in cash.

NEWMONT MINING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(dollars in millions, except per share, per ounce and per pound amounts)
NOTE 15 FAIR VALUE ACCOUNTING
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
The following table sets forth the Company’s assets and liabilities measured at fair value on a recurring basis (at least annually) by level within the fair value hierarchy. As required by FAS 157, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Fair Value at March 31, 2009
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$833	$833	$—	$—
Marketable equity securities	717	717	—	—
Corporate marketable debt securities	4	4	—	—
Other marketable debt securities:
Auction rate securities	4	—	—	4
Asset backed commercial paper	20	—	—	20
Trade receivable from provisional copper and gold concentrate sales, net	118	118	—	—

	$1,696	$1,672	$—	$24

Liabilities:
Derivative instruments, net	$99	$—	$99	$—
8 5/8% debentures (hedged portion)	93	—	93	—

	$192	$—	$192	$—

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
The Company’s corporate marketable debt securities are valued using quoted market prices in active markets and as such are classified within Level 1 of the fair value hierarchy. The Company’s other marketable debt securities include investments in auction rate securities and asset backed commercial paper. The Company reviews fair value for auction rate securities and asset backed commercial paper on at least a quarterly basis. The auction rate securities are traded in markets that are not active, trade infrequently and have little price transparency. The Company estimated the fair value of the auction rate securities based on weighted average risk calculations using probabilistic cash flow assumptions. In January 2009, the investments in the Company’s asset backed commercial paper were restructured under court order. The restructuring allowed an interest distribution to be made to investors. The Company estimated the fair value of the asset backed commercial paper using a probability of return to each class of notes reflective of information reviewed regarding the separate classes of securities. The auction rate securities and asset backed commercial paper are classified within Level 3 of the fair value hierarchy.

NEWMONT MINING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(dollars in millions, except per share, per ounce and per pound amounts)
The Company’s net trade receivable from provisional copper and gold concentrate sales is valued using quoted market prices based on the forward London Metal Exchange (“LME”) (copper) and the London Bullion Market Association P.M. fix (“London P.M. fix”) (gold) and, as such, is classified within Level 1 of the fair value hierarchy.
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
The table below sets forth a summary of changes in the fair value of the Company’s Level 3 financial assets for the three months ended March 31, 2009.

	Auction Rate	Asset Backed
	Securities	Commercial Paper	Total
Balance at beginning of period	$4	$23	$27
Unrealized losses	—	(3)	(3)

Balance at end of period	$4	$20	$24

Unrealized losses of $1 for the period were included in Accumulated other comprehensive loss as a result of changes in C$ exchange rates from December 31, 2008. Unrealized losses of $2 for the period were included in Accumulated other comprehensive loss as a result of mark-to-market changes from December 31, 2008. As of March 31, 2009, the assets classified within Level 3 of the fair value hierarchy represent 1% of the total assets measured at fair value.
NOTE 16 DERIVATIVE INSTRUMENTS
The Company is exposed to certain financial and market risks relating to its ongoing business operations. The primary risks managed by using derivative instruments are foreign currency exchange risk, diesel price risk, and interest rate risk. In accordance with FAS 133, the Company designated currency fixed forward and option contracts as cash flow hedges, diesel forward contracts as cash flow hedges, and interest rate swap contracts as fair value hedges of a fixed-rate borrowing. All of the derivative instruments were transacted for risk management purposes and qualify as hedging instruments under FAS 133. The maximum period over which hedged forecasted transactions are expected to occur is three years.
Cash Flow Hedges
Foreign Currency Contracts
Newmont entered into a series of foreign currency contracts to reduce the variability of the US dollar amount of forecasted foreign currency expenditures caused by changes in currency rates. Newmont entered into IDR/$ forward purchase contracts to hedge up to 80% of the Company’s IDR denominated operating expenditures which results in a blended IDR/$ rate realized each period. The hedges are forward purchase contracts with expiration dates ranging up to one year from the date of issue. The principal hedging objective is reduction in the volatility of realized period-on-period IDR/$ rates. For the three months ended March 31, 2009 and 2008, the IDR/$ forward purchase contracts increased Batu Hijau Costs applicable to sales by $2 and reduced Batu Hijau Costs applicable to sales by $1, respectively. As of March 31, 2009, the Company has hedged 23% of its expected remaining 2009 IDR operating expenditures.

NEWMONT MINING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(dollars in millions, except per share, per ounce and per pound amounts)
Newmont implemented a multi-year systematic, disciplined layered program to hedge up to 85% of the Company’s A$ denominated operating expenditures with forward contracts that have expiration dates ranging up to three years from the date of issue. The principal hedging objective is reduction in the volatility of realized period-on-period $/A$ rates. Each month, fixed forward contracts are obtained to hedge 1/36th of the forecasted monthly A$ operating cost exposure in the rolling three-year hedge period resulting in a blended $/A$ rate realized. For the three months ended March 31, 2009 and 2008, the A$ operating hedge program increased Australia/New Zealand Costs applicable to sales by $16 and reduced Australia/New Zealand Costs applicable to sales by $1, respectively. As of March 31, 2009, the Company has hedged 63% of its expected remaining 2009 A$ operating expenditures, and 42%, 18% and 6% of its expected 2010, 2011 and 2012 A$ operating expenditures, respectively.
Newmont implemented a multi-year systematic, disciplined layered program to hedge up to 75% of the Company’s NZ$ denominated operating expenditures with forward contracts that have expiration dates ranging up to two years from the date of issue. The principal hedging objective is reduction in the volatility of realized period-on-period $/NZ$ rates. Each month, fixed forward contracts are obtained to hedge 1/24th of the forecasted monthly NZ$ operating cost exposure in the rolling two-year hedge period resulting in a blended $/NZ$ rate realized. For the three months ended March 31, 2009 and 2008, the NZ$ operating hedge program increased Australia/New Zealand Costs applicable to sales by $2 and $nil, respectively. As of March 31, 2009, the Company has hedged 56% of its expected remaining 2009 NZ$ operating expenditures, and 26% and 2% of its expected 2010 and 2011 NZ$ operating expenditures, respectively.
Newmont implemented a program to hedge up to 95% of the Company’s A$ denominated capital expenditures related to the construction of Boddington. The program consists of a series of fixed forward contracts and bought call option contracts with expiration dates ranging up to one year from the date of issue. The realized gains and losses associated with the capital expenditure hedge program will impact Amortization during future periods in which the Boddington assets are placed into service and affect earnings. As of March 31, 2009, the Company has hedged 72% of its expected remaining A$ denominated Boddington capital expenditures for its 66.67% ownership.
All of the foreign currency contracts were designated as cash flow hedges, and as such, the effective portion of unrealized changes in market value have been recorded in Accumulated other comprehensive loss and are recorded in earnings during the period in which the hedged transaction affects earnings. Gains and losses on the derivative representing hedge ineffectiveness are recognized in current earnings.
Newmont had the following foreign currency derivative contracts outstanding at March 31, 2009:

	Expected Maturity Date
					Total/
	2009	2010	2011	2012	Average
IDR Forward Purchase Contracts:
$(millions)	$21	$—	$—	$—	$21
Average rate (IDR/$)	10,646	—	—	—	10,646
IDR notional (millions)	223,568	—	—	—	223,568
A$ Operating Forward Purchase Contracts:
$(millions)	$293	$336	$140	$10	$779
Average rate ($/A$)	0.78	0.76	0.70	0.64	0.75
A$ notional (millions)	377	444	199	16	1,036
NZ$ Operating Forward Purchase Contracts:
$(millions)	$29	$15	$—	$—	$44
Average rate ($/NZ$)	0.65	0.60	—	—	0.63
NZ$ notional (millions)	45	25	—	—	70
A$ Capital Forward Purchase Contracts:
$(millions)	$135	$—	$—	$—	$135
Average rate ($/A$)	0.75	—	—	—	0.75
A$ notional (millions)	179	—	—	—	179
A$ Capital Call Option Contracts:
$(millions)	$6	$—	$—	$—	$6
Average rate ($/A$)	0.69	—	—	—	0.69
A$ notional (millions)	9	—	—	—	9

NEWMONT MINING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(dollars in millions, except per share, per ounce and per pound amounts)
Diesel Fixed Forward Contracts
Newmont implemented a program to hedge up to 66% of its operating cost exposure related to diesel prices of fuel consumed at its Nevada operations to reduce the variability in the diesel prices realized. The program consists of a series of financially settled fixed forward contracts with expiration dates of up to two years from the date of issue. For the three months ended March 31, 2009 and 2008, the Nevada diesel hedge program increased Nevada Costs applicable to sales by $7 and $nil, respectively. The contracts have been designated as cash flow hedges of future diesel purchases, and as such, the effective portion of unrealized changes in the market value have been recorded in Accumulated other comprehensive loss and are recorded in earnings during the period in which the hedged transaction affects earnings. Gains and losses on the derivative representing hedge ineffectiveness are recognized in current earnings. As of March 31, 2009, the Company has hedged 46% of its expected remaining 2009 Nevada diesel expenditures, and 5% and 3% of its expected 2010 and 2011 Nevada diesel expenditures, respectively.
Newmont had the following diesel derivative contracts outstanding at March 31, 2009:

	Expected Maturity Date
				Total/
	2009	2010	2011	Average
Diesel Forward Purchase Contracts:
$(millions)	$30	$3	$1	$34
Average rate ($/gallon)	2.09	1.68	1.91	2.04
Diesel gallons (millions)	14	2	1	17
Fair Value Hedges
Interest Rate Swap Contracts
At March 31, 2009, Newmont had $100 fixed to floating swap contracts designated as a hedge against a portion of its 8 5/8% debentures. The interest rate swap contracts were transacted to provide balance to the Company’s mix of fixed and floating rate debt. Under the hedge contract terms, the Company receives fixed-rate interest payments at 8.625% and pays floating-rate interest amounts based on periodic London Interbank Offered Rate (“LIBOR”) settings plus a spread, ranging from 2.60% to 3.49%. The interest rate swap contracts were designated as fair value hedges, and as such, changes in fair value have been recorded in income in each period, consistent with recording changes to the mark-to-market value of the underlying hedged liability in income. Changes in the mark-to-market value of the effective portion of the interest rate swap contracts are recognized as a component of Interest expense, net. The hedge contracts decreased Interest expense, net by $1 and $nil for the three months ended March 31, 2009 and 2008, respectively. For the three months ended March 31, 2009 and 2008, gains of $nil and $3, respectively, were included in Other income, net of the ineffective portion of derivative instruments designated as fair value hedges.

NEWMONT MINING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(dollars in millions, except per share, per ounce and per pound amounts)
Derivative Instrument Fair Values
Newmont had the following derivative instruments designated as hedges under FAS 133 with fair values at March 31, 2009 and December 31, 2008:

	Fair Values of Derivative Instruments
	At March 31, 2009
	Other	Other	Other	Other
	Current	Long-Term	Current	Long-Term
	Assets	Assets	Liabilities	Liabilities
Foreign currency exchange contracts:
IDR operating forward purchase contracts	$—	$—	$2	$—
NZ$ operating forward contracts	—	—	5	—
A$ forward purchase contracts	7	2	63	36
Diesel forward contracts	—	—	11	—
Interest rate swap contracts	1	8	—	—

Total derivative instruments (Notes 20 and 22)	$8	$10	$81	$36

	Fair Values of Derivative Instruments
	At December 31, 2008
	Other	Other	Other	Other
	Current	Long-Term	Current	Long-Term
	Assets	Assets	Liabilities	Liabilities
Foreign currency exchange contracts:
IDR operating forward purchase contracts	$—	$—	$4	$—
NZ$ operating forward contracts	—	—	5	1
A$ forward purchase contracts	3	1	87	42
A$ call option contracts	1	—	—	—
Diesel forward contracts	—	—	15	—
Interest rate swap contracts	2	7	—	—

Total derivative instruments (Notes 20 and 22)	$6	$8	$111	$43

The following tables show the location and amount of (losses) gains reported in the Company’s Consolidated Financial Statements related to the Company’s cash flow and fair value hedges and the losses recorded for the hedged item related to the fair value hedges.

	Foreign Currency
	Exchange Contracts		Diesel Forward Contracts
	2009	2008	2009	2008
For the three months ended March 31,
Cash flow hedging relationships:
(Loss) gain recognized in other comprehensive loss (effective portion)	$(24)	$26	$(3)	$—
(Loss) gain reclassified from Accumulated other comprehensive loss into income (effective portion) (1)	(21)	2	(7)	—

	$(45)	$28	$(10)	$—

(1)	The (loss) gain for the effective portion of cash flow hedges reclassified from Accumulated other comprehensive loss is recorded in Costs applicable to sales.

NEWMONT MINING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(dollars in millions, except per share, per ounce and per pound amounts)
The amount to be reclassified from Accumulated other comprehensive loss, net of tax to income for derivative instruments during the next 12 months is a loss of approximately $31.

	Interest Rate		8 5/8% Debentures
	Swap Contracts		(Hedged Portion)
	2009	2008	2009	2008
For the three months ended March 31,
Fair value hedging relationships:
Gain (loss) recognized in income (effective portion) (1)	$1	$—	$(1)	$—
Gain (loss) recognized in income (ineffective portion) (2)	—	3	(1)	—

	$1	$3	$(2)	$—

(1)	The gain (loss) recognized for the effective portion of fair value hedges and the underlying hedged debt is included in Interest expense, net.

(2)	The ineffective portion recognized for fair value hedges and the underlying hedged debt is included in Other income, net.
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
LME copper prices averaged $1.56 per pound during the first quarter of 2009, compared with the Company’s recorded average provisional price of $1.62 per pound before mark-to-market gains and treatment and refining charges. The applicable forward copper price at the end of the quarter was $1.83 per pound. During the first quarter of 2009, increasing copper prices resulted in a provisional pricing mark-to-market gain of $29 ($0.30 per pound). At March 31, 2009, the Company had copper sales of 86 million pounds priced at an average of $1.83 per pound, subject to final pricing over the next several months.
The average London P.M. fix was $908 per ounce during the first quarter of 2009, compared with the Company’s recorded average provisional price of $905 per ounce before mark-to-market gains and treatment and refining charges. The applicable forward gold price at the end of the quarter was $921 per ounce. During the first quarter of 2009, changes in gold prices resulted in a provisional pricing mark-to-market gain of $1 ($1 per ounce). At March 31, 2009, the Company had gold sales of 51,000 ounces priced at an average of $921 per ounce, subject to final pricing in the second quarter of 2009.

NEWMONT MINING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(dollars in millions, except per share, per ounce and per pound amounts)
NOTE 17 INVESTMENTS

	At March 31, 2009
	Cost/Equity	Unrealized		Fair/Equity
	Basis	Gain	Loss	Basis
Current:
Marketable Equity Securities	$11	$3	$(1)	$13

Long-term:
Marketable Debt Securities:
Asset backed securities	$24	$—	$(4)	$20
Auction rate securities	7	—	(3)	4
Other	4	—	—	4

	35	—	(7)	28

Marketable Equity Securities:
Canadian Oil Sands Trust	243	352	—	595
Gabriel Resources Ltd.	62	35	—	97
Shore Gold Inc.	4	—	—	4
Other	7	1	—	8

	316	388	—	704

Other investments, at cost	7	—	—	7
Investment in Affiliates:
AGR Matthey Joint Venture	14	—	—	14

	$372	$388	$(7)	$753

	At December 31, 2008
	Cost/Equity	Unrealized		Fair/Equity
	Basis	Gain	Loss	Basis
Current:
Marketable Equity Securities	$14	$1	$(3)	$12

Long-term:
Marketable Debt Securities:
Asset backed securities	$25	$—	$(3)	$22
Auction rate securities	7	—	(2)	5

	32	—	(5)	27

Marketable Equity Securities:
Canadian Oil Sands Trust	251	283	—	534
Gabriel Resources Ltd.	64	—	—	64
Shore Gold Inc.	6	—	—	6
Other	8	—	(3)	5

	329	283	(3)	609

Other investments, at cost	7	—	—	7
Investment in Affiliates:
AGR Matthey Joint Venture	12	—	—	12

	$380	$283	$(8)	$655

During the first quarter of 2009, the Company recognized impairments for other-than temporary declines in value of $2 for Shore Gold Inc. and $4 for other marketable equity securities. During the first quarter of 2008, the Company recognized impairments for other-than temporary declines in value of $13 for Gabriel Resources Ltd. and $9 for Shore Gold Inc.

NEWMONT MINING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(dollars in millions, except per share, per ounce and per pound amounts)
The following tables present the gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by length of time that the individual securities have been in a continuous unrealized loss position:

	Less than 12 Months		12 Months or Greater		Total
		Unrealized		Unrealized		Unrealized
As of March 31, 2009	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Marketable equity securities	$5	$1	$—	$—	$5	$1
Asset backed securities	20	4	—	—	20	4
Auction rate securities	—	—	4	3	4	3

	$25	$5	$4	$3	$29	$8

	Less than 12 Months		12 Months or Greater		Total
		Unrealized		Unrealized		Unrealized
As of December 31, 2008	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Marketable equity securities	$6	$6	$—	$—	$6	$6
Asset backed securities	22	3	—	—	22	3
Auction rate securities	—	—	5	2	5	2

	$28	$9	$5	$2	$33	$11

The unrealized loss of $8 and $11 at March 31, 2009 and December 31, 2008, respectively, relate to the Company’s investments in marketable equity securities, auction rate securities and asset backed commercial paper as listed in the tables above. While the fair values of these investments are below their respective cost, the Company views these declines as temporary. Generally the Company’s policy is to treat a decline in a marketable equity security’s quoted market value that has lasted continuously for more than six months as an other-than-temporary decline in value. The fair values of these marketable equity securities have not been continuously below cost for the past six months. The Company intends to hold its investment in auction rate securities and asset backed commercial paper until maturity or such time that the market recovers and therefore considers these losses temporary.
NOTE 18 INVENTORIES

	At March 31,	At December 31,
	2009	2008
In-process	$54	$53
Concentrate	10	54
Precious metals	37	24
Materials, supplies and other	374	388

	$475	$519

During the first three months of 2009, the Company recorded aggregate write-downs of $1 to reduce the carrying value of material and supplies inventories to net realizable value, primarily related to Kori Kollo (South America). Inventory write-downs are classified as components of Costs applicable to sales.
NOTE 19 STOCKPILES AND ORE ON LEACH PADS

	At March 31,	At December 31,
	2009	2008
Current:
Stockpiles	$109	$120
Ore on leach pads	210	204

	$319	$324

Long-term:
Stockpiles	$951	$873
Ore on leach pads	286	272

	$1,237	$1,145

NEWMONT MINING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(dollars in millions, except per share, per ounce and per pound amounts)
During the first three months of 2009, the Company recorded aggregate write-downs of $3 to reduce the carrying value of leach pads to net realizable value, related to Kori Kollo (South America). Stockpile and ore on leach pads write-downs are classified as components of Costs applicable to sales.
NOTE 20 OTHER ASSETS

	At March 31,	At December 31,
	2009	2008
Other current assets:
Refinery metal inventory and receivable	$220	$168
Other prepaid assets	52	43
Prepaid income and mining taxes	18	187
Notes receivable	9	9
Derivative instruments (Note 16)	8	6
Other	43	45

	$350	$458

Other long-term assets:
Debt issuance costs	$39	$29
Restricted cash	20	33
Prepaid royalties	19	19
Corporate-owned life insurance	18	26
Other receivables	17	17
Derivative instruments (Note 16)	10	8
Prepaid maintenance costs	6	13
Other	53	62

	$182	$207

NOTE 21 DEBT

	At March 31, 2009		At December 31, 2008
	Current	Non-Current	Current	Non-Current
Sale-leaseback of refractory ore treatment plant	$24	$164	$24	$188
8 5/8% debentures, net of discount (due 2011)	—	216	—	214
Corporate revolving credit facility (due 2012)	—	—	—	757
2012 convertible senior notes	—	446	—	—
2014 convertible senior notes	—	453	—	448
2017 convertible senior notes	—	405	—	401
5 7/8% notes, net of discount (due 2035)	—	597	—	597
PTNNT project financing facility	87	219	87	219
PTNNT shareholder loans	72	—	18	—
Yanacocha credit facility	14	59	14	62
Yanacocha bonds	—	100	—	100
Ahafo project facility	10	75	9	66
Other project financings and capital leases	16	15	17	20

	$223	$2,749	$169	$3,072

During the first quarter of 2009, the Company repaid all borrowings under its $2,000 revolving credit facility and completed a public offering of $518 convertible senior notes maturing on February 15, 2012 for net proceeds of $504. The notes will pay interest semi-annually at a rate of 3.0% per annum. As a result of adopting FSP APB 14-1, the effective interest rate increased to 8.5%. The notes are convertible, at the holder’s option, equivalent to a conversion price of $46.25 per share of common stock. The portion of the proceeds ($74) related to the conversion feature has been recognized as additional paid-in capital. The Company retrospectively applied FSP APB 14-1 to the 2014 and 2017 convertible senior notes.
During the first quarter of 2009, PTNNT shareholders loaned an additional $124 to PTNNT. Total principal outstanding under the shareholder loans was $165 and $41 as of March 31, 2009 and December 31, 2008, respectively. At March 31, 2009 and December 31, 2008, 43.75% or approximately $72 and $18, respectively, were due to Nusa Tenggara Mining Corporation, an affiliate of Sumitomo Mining Corporation, an unrelated third party, and was non-recourse to Newmont, with the remainder payable to Newmont.

NEWMONT MINING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(dollars in millions, except per share, per ounce and per pound amounts)
As discussed in Note 27, the Company has agreed to provide a joint and several guarantee for the payment of principle and interest amounts associated with the PTNNT project financing facility, which was non-recourse to Newmont at March 31, 2009.
Scheduled minimum debt repayments at March 31, 2009 are $192 for the remainder of 2009, $157 in 2010, $332 in 2011, $591 in 2012, $116 in 2013 and $1,584 thereafter.
NOTE 22 OTHER LIABILITIES

	At March 31,	At December 31,
	2009	2008
Other current liabilities:
Refinery metal payable	$220	$168
Accrued operating costs	122	140
Accrued capital expenditures	127	107
Derivative instruments (Note 16)	81	111
Reclamation and remediation costs (Note 23)	60	64
Interest	45	35
Taxes other than income and mining	33	39
Royalties	32	28
Peruvian royalty	24	18
Deferred income tax	7	8
Other	51	61

	$802	$779

Other long-term liabilities:
Income and mining taxes	$173	$167
Derivative instruments (Note 16)	36	43
Other	42	42

	$251	$252

NOTE 23 RECLAMATION AND REMEDIATION LIABILITIES (ASSET RETIREMENT OBLIGATIONS)
At March 31, 2009 and December 31, 2008, $620 and $617, respectively, were accrued for reclamation obligations relating to mineral properties in accordance with SFAS No. 143, “Accounting for Asset Retirement Obligations.” In addition, the Company is involved in several matters concerning environmental obligations associated with former, primarily historic, mining activities. Generally, these matters concern developing and implementing remediation plans at the various sites involved. At March 31, 2009 and December 31, 2008, $157 and $163, respectively, were accrued for such obligations. These amounts are also included in Reclamation and remediation liabilities.
The following is a reconciliation of the liability for asset retirement obligations:

	Three Months Ended March 31,
	2009	2008
Balance at beginning of period	$780	$694
Additions, changes in estimates and other	(1)	—
Liabilities settled	(14)	(11)
Accretion expense	12	10

Balance at end of period	$777	$693

The current portions of Reclamation and remediation liabilities of $60 and $64 at March 31, 2009 and December 31, 2008, respectively, are included in Other current liabilities.

NEWMONT MINING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(dollars in millions, except per share, per ounce and per pound amounts)
The Company’s reclamation and remediation expenses consisted of:

	Three Months Ended March 31,
	2009	2008
Asset retirement cost amortization	$7	$6
Accretion — operating	9	8
Accretion — non-operating (Note 4)	3	2
Reclamation estimate revisions — non-operating (Note 4)	—	2

	$19	$18

NOTE 24 NET CHANGE IN OPERATING ASSETS AND LIABILITIES
Net cash provided from operations attributable to the net change in operating assets and liabilities is composed of the following:

	Three Months Ended
	March 31,
	2009	2008
Decrease (increase) in operating assets:
Trade and accounts receivable	$29	$(98)
Inventories, stockpiles and ore on leach pads	(35)	(4)
EGR refinery assets	(72)	—
Other assets	3	(33)
(Decrease) increase in operating liabilities:
Accounts payable and other accrued liabilities	(113)	(8)
EGR refinery liabilities	72	—
Reclamation liabilities (Note 23)	(14)	(11)

	$(130)	$(154)

NOTE 25 SEGMENT INFORMATION
The Company’s reportable segments are based upon the Company’s management organization structure that is focused on the geographic region for the company’s operations. Segment results for 2008 have been retrospectively revised to reflect an organizational change, effective in the first quarter of 2009, that (i) moved the results of the La Herradura operation in Mexico to North America from Other, (ii) moved the results of the Kori Kollo operation in Bolivia to South America from Other and (iii) combined the management of exploration and advanced projects activities under one executive and assigned the legacy exploration segment to the regional reportable segments.
Financial information relating to Newmont’s segments is as follows:

		Costs		Advanced
		Applicable to		Projects and	Pre-Tax		Capital
Three Months Ended March 31, 2009	Sales	Sales	Amortization	Exploration	Income	Total Assets	Expenditures

Nevada	$468	$263	$61	$14	$121	$3,201	$58
Hope Bay	—	—	3	14	(17)	1,574	1
La Herradura	23	10	2	—	13	95	9
Other North America	—	—	—	—	—	2	—

North America	491	273	66	28	117	4,872	68

Yanacocha	427	152	41	4	204	2,023	39
Kori Kollo	16	14	1	—	—	68	—
Other South America	—	—	—	2	(2)	3	—

South America	443	166	42	6	202	2,094	39

Boddington	—	—	—	5	(8)	1,928	174
Other Australia/New Zealand	269	145	33	7	73	957	20
Batu Hijau:
Gold	59	27	7
Copper	161	85	21

Total Batu Hijau	220	112	28	—	64	2,460	11

Other Asia Pacific	—	—	—	—	—	4	—

Asia Pacific	489	257	61	12	129	5,349	205

Africa	129	57	18	6	43	1,185	13

Corporate and Other	—	—	5	20	(104)	3,525	5

Consolidated	$1,552	$753	$192	$72	$387	$17,025	$330

NEWMONT MINING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(dollars in millions, except per share, per ounce and per pound amounts)

		Costs		Advanced
		Applicable to		Projects and	Pre-Tax		Capital
Three Months Ended March 31, 2008	Sales	Sales	Amortization	Exploration	Income	Total Assets	Expenditures

Nevada	$491	$215	$50	$10	$209	$3,147	$92
Hope Bay	—	—	—	6	(5)	1,879	9
La Herradura	24	8	2	1	11	73	11
Other North America	—	—	—	—	—	1	—

North America	515	223	52	17	215	5,100	112

Yanacocha	499	168	44	6	262	2,133	39
Kori Kollo	18	8	2	—	5	83	2
Other South America	—	—	—	2	(2)	1	—

South America	517	176	46	8	265	2,217	41

Boddington	—	—	—	3	(9)	1,154	204
Other Australia/New Zealand	270	156	26	8	84	954	29
Batu Hijau:
Gold	112	37	8
Copper	432	150	31

Total Batu Hijau	544	187	39	—	304	2,423	29

Other Asia Pacific	—	—	—	—	1	6	—

Asia Pacific	814	343	65	11	380	4,537	262

Africa	97	49	13	5	28	1,109	33

Corporate and Other	—	—	6	28	(100)	2,930	2

Consolidated	$1,943	$791	$182	$69	$788	$15,893	$450

	At March 31,	At December 31,
	2009	2008
Goodwill:
Other Australia/New Zealand	$188	$188

NEWMONT MINING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(dollars in millions, except per share, per ounce and per pound amounts)
NOTE 26 CONSOLIDATING FINANCIAL STATEMENTS
Newmont USA, a 100% owned subsidiary of Newmont Mining Corporation, has fully and unconditionally guaranteed the 5 7/8% publicly traded notes. The following consolidating financial statements are provided for Newmont USA, as guarantor, and for Newmont Mining Corporation, as issuer, as an alternative to providing separate financial statements for the guarantor. The accounts of Newmont Mining Corporation are presented using the equity method of accounting for investments in subsidiaries.

	Three Months Ended March 31, 2009
					Newmont
	Newmont				Mining
	Mining	Newmont	Other		Corporation
Consolidating Statement of Income	Corporation	USA	Subsidiaries	Eliminations	Consolidated
Revenues
Sales — gold, net	$—	$993	$398	$—	$1,391
Sales — copper, net	—	161	—	—	161

	—	1,154	398	—	1,552

Costs and expenses
Costs applicable to sales — gold (1)	—	466	208	(6)	668
Costs applicable to sales — copper (1)	—	85	—	—	85
Amortization	—	138	54	—	192
Accretion	—	7	2	—	9
Exploration	—	22	19	—	41
Advanced projects, research and development	—	18	14	(1)	31
General and administrative	—	30	2	7	39
Other	—	61	16	—	77

	—	827	315	—	1,142

Other income (expense)
Other income, net	(4)	6	7	—	9
Interest income — intercompany	32	2	—	(34)	—
Interest expense — intercompany	(2)	—	(32)	34	—
Interest expense, net	(18)	(13)	(1)	—	(32)

	8	(5)	(26)	—	(23)

Income (loss) from continuing operations before income tax expense and other items	8	322	57	—	387
Income tax expense	(10)	(83)	(12)	—	(105)
Equity income (loss) of affiliates	191	1	26	(223)	(5)

Income (loss) from continuing operations	189	240	71	(223)	277
Income (loss) from discontinued operations	—	—	—	—	—

Net income (loss)	189	240	71	(223)	277
Less: Net income (loss) attributable to noncontrolling interests	—	90	13	(15)	88

Net income (loss) attributable to Newmont stockholders	$189	$150	$58	$(208)	$189

(1)	Exclusive of Amortization and Accretion.

NEWMONT MINING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(dollars in millions, except per share, per ounce and per pound amounts)

	Three Months Ended March 31, 2008
					Newmont
	Newmont				Mining
	Mining	Newmont	Other		Corporation
Consolidating Statement of Income	Corporation	USA	Subsidiaries	Eliminations	Consolidated
Revenues
Sales — gold, net	$—	$1,144	$367	$—	$1,511
Sales — copper, net	—	432	—	—	432

	—	1,576	367	—	1,943

Costs and expenses
Costs applicable to sales — gold (1)	—	437	208	(4)	641
Costs applicable to sales — copper (1)	—	150	—	—	150
Amortization	—	142	40	—	182
Accretion	—	6	2	—	8
Exploration	—	26	13	—	39
Advanced projects, research and development	—	11	19	—	30
General and administrative	—	23	1	5	29
Other	—	52	12	(1)	63

	—	847	295	—	1,142

Other income (expense)
Other income, net	(13)	48	(20)	—	15
Interest income — intercompany	69	17	—	(86)	—
Interest expense — intercompany	(2)	—	(84)	86	—
Interest expense, net	(18)	(7)	(3)	—	(28)

	36	58	(107)	—	(13)

Income (loss) from continuing operations before income tax expense and other items	36	787	(35)	—	788
Income tax (expense) benefit	(18)	(230)	16	—	(232)
Equity income (loss) of affiliates	341	1	39	(386)	(5)

Income (loss) from continuing operations	359	558	20	(386)	551
Income (loss) from discontinued operations	6	1	4	(5)	6

Net income (loss)	365	559	24	(391)	557
Less: Net income (loss) attributable to noncontrolling interests	—	196	(1)	(3)	192

Net income (loss) attributable to Newmont stockholders	$365	$363	$25	$(388)	$365

(1)	Exclusive of Amortization and Accretion.

NEWMONT MINING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(dollars in millions, except per share, per ounce and per pound amounts)

	At March 31, 2009
					Newmont
	Newmont				Mining
	Mining	Newmont	Other		Corporation
Consolidating Balance Sheets	Corporation	USA	Subsidiaries	Eliminations	Consolidated
Assets
Cash and cash equivalents	$—	$1,208	$243	$—	$1,451
Marketable securities and other short-term investments	—	1	12	—	13
Trade receivables	—	156	10	—	166
Accounts receivable	2,431	598	375	(3,021)	383
Inventories	—	357	118	—	475
Stockpiles and ore on leach pads	—	264	55	—	319
Deferred income tax assets	—	160	34	—	194
Other current assets	—	74	276	—	350

Current assets	2,431	2,818	1,123	(3,021)	3,351
Property, plant and mine development, net	—	5,291	4,922	(19)	10,194
Investments	—	18	735	—	753
Investments in subsidiaries	6,685	28	857	(7,570)	—
Long-term stockpiles and ore on leach pads	—	1,124	113	—	1,237
Deferred income tax assets	16	886	218	—	1,120
Other long-term assets	1,820	298	162	(2,098)	182
Goodwill	—	—	188	—	188

Total assets	$10,952	$10,463	$8,318	$(12,708)	$17,025

Liabilities
Current portion of long-term debt	$—	$213	$10	$—	$223
Accounts payable	31	734	2,522	(3,011)	276
Employee related benefits	—	144	28	—	172
Income and mining taxes	39	56	3	—	98
Other current liabilities	25	278	2,442	(1,943)	802

Current liabilities	95	1,425	5,005	(4,954)	1,571
Long-term debt	1,901	772	76	—	2,749
Reclamation and remediation liabilities	1	519	197	—	717
Deferred income tax liabilities	77	354	693	—	1,124
Employee-related benefits	2	344	38	—	384
Other long-term liabilities	309	188	1,871	(2,117)	251

Total liabilities	2,385	3,602	7,880	(7,071)	6,796

Stockholders’ equity
Preferred stock	—	—	61	(61)	—
Common stock	766	—	—	—	766
Additional paid-in capital	7,820	2,647	2,538	(4,981)	8,024
Accumulated other comprehensive (loss) income	(208)	(164)	(55)	219	(208)
Retained earnings (deficit)	189	2,860	(2,323)	(537)	189

Total Newmont stockholders’ equity	8,567	5,343	221	(5,360)	8,771
Noncontrolling interests	—	1,518	217	(277)	1,458

Total stockholders’ equity	8,567	6,861	438	(5,637)	10,229

Total liabilities and stockholders’ equity	$10,952	$10,463	$8,318	$(12,708)	$17,025

NEWMONT MINING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(dollars in millions, except per share, per ounce and per pound amounts)

	At December 31, 2008
					Newmont
	Newmont				Mining
	Mining	Newmont	Other		Corporation
Consolidating Balance Sheets	Corporation	USA	Subsidiaries	Eliminations	Consolidated
Assets
Cash and cash equivalents	$—	$310	$125	$—	$435
Marketable securities and other short-term investments	—	1	11	—	12
Trade receivables	—	97	7	—	104
Accounts receivable	1,941	913	370	(3,001)	223
Inventories	—	407	112	—	519
Stockpiles and ore on leach pads	—	276	48	—	324
Deferred income tax assets	—	238	48	—	286
Other current assets	1	223	234	—	458

Current assets	1,942	2,465	955	(3,001)	2,361
Property, plant and mine development, net	—	5,329	4,822	(19)	10,132
Investments	—	11	644	—	655
Investments in subsidiaries	6,247	25	828	(7,100)	—
Long-term stockpiles and ore on leach pads	—	1,040	105	—	1,145
Deferred income tax assets	(45)	873	211	—	1,039
Other long-term assets	1,977	320	153	(2,243)	207
Goodwill	—	—	188	—	188

Total assets	$10,121	$10,063	$7,906	$(12,363)	$15,727

Liabilities
Current portion of long-term debt	$—	$160	$9	$—	$169
Accounts payable	524	587	2,292	(2,991)	412
Employee-related benefits	—	147	31	—	178
Income and mining taxes	21	36	1	—	58
Other current liabilities	15	312	461	(9)	779

Current liabilities	560	1,242	2,794	(3,000)	1,596
Long-term debt	2,203	802	67	—	3,072
Reclamation and remediation liabilities	1	519	196	—	716
Deferred income tax liabilities	—	364	687	—	1,051
Employee-related benefits	3	341	35	—	379
Other long-term liabilities	283	182	2,049	(2,262)	252

Total liabilities	3,050	3,450	5,828	(5,262)	7,066

Stockholders’ equity
Preferred stock	—	—	61	(61)	—
Common stock	709	—	—	—	709
Additional paid-in capital	6,611	2,647	4,334	(6,761)	6,831
Accumulated other comprehensive (loss) income	(253)	(173)	(138)	311	(253)
Retained earnings (deficit)	4	2,707	(2,381)	(326)	4

Total Newmont stockholders’ equity	7,071	5,181	1,876	(6,837)	7,291
Noncontrolling interests	—	1,432	202	(264)	1,370

Total stockholders’ equity	7,071	6,613	2,078	(7,101)	8,661

Total liabilities and stockholders’ equity	$10,121	$10,063	$7,906	$(12,363)	$15,727

NEWMONT MINING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(dollars in millions, except per share, per ounce and per pound amounts)

	Three Months Ended March 31, 2009
					Newmont
	Newmont				Mining
	Mining	Newmont	Other		Corporation
Consolidating Statement of Cash Flows	Corporation	USA	Subsidiaries	Eliminations	Consolidated
Operating activities:
Net income	$189	$240	$71	$(223)	$277
Adjustments	6	155	(144)	223	240
Net change in operating assets and liabilities	22	(136)	(16)	—	(130)

Net cash provided from (used in) operations	217	259	(89)	—	387

Investing activities:
Additions to property, plant and mine development	—	(122)	(208)	—	(330)
Acquisitions, net	—	(11)	—	—	(11)
Other	—	(7)	(6)	—	(13)

Net cash used in investing activities	—	(140)	(214)	—	(354)

Financing activities:
Net external (repayments) borrowings	(253)	22	10	—	(221)
Net intercompany (repayments) borrowings	(1,154)	757	397	—	—
Dividends paid to common stockholders	(49)	—	—	—	(49)
Proceeds from stock issuance, net	1,239	—	—	—	1,239
Change in restricted cash and other	—	—	13	—	13

Net cash (used in) provided from financing activities	(217)	779	420	—	982

Effect of exchange rate changes on cash	—	—	1	—	1

Net change in cash and cash equivalents	—	898	118	—	1,016
Cash and cash equivalents at beginning of period	—	310	125	—	435

Cash and cash equivalents at end of period	$—	$1,208	$243	$—	$1,451

NEWMONT MINING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(dollars in millions, except per share, per ounce and per pound amounts)

	Three Months Ended March 31, 2008
					Newmont
	Newmont				Mining
	Mining	Newmont	Other		Corporation
Consolidating Statement of Cash Flows	Corporation	USA	Subsidiaries	Eliminations	Consolidated
Operating activities:
Net income	$365	$559	$24	$(391)	$557
Adjustments	18	91	(309)	391	191
Net change in operating assets and liabilities	26	(148)	(32)	—	(154)

Net cash provided from (used in) continuing operations	409	502	(317)	—	594
Net cash (used in) provided from discontinued operations	—	(125)	25	—	(100)

Net cash provided from (used in) operations	409	377	(292)	—	494

Investing activities:
Additions to property, plant and mine development	—	(175)	(275)	—	(450)
Investments in marketable debt and equity securities	—	—	(3)	—	(3)
Acquisitions, net	—	(7)	(311)	—	(318)
Other	—	3	1	—	4

Net cash used in investing activities of continuing operations	—	(179)	(588)	—	(767)
Net cash (used in) provided from investing activities of discontinued operations	—	(8)	5	—	(3)

Net cash used in investing activities	—	(187)	(583)	—	(770)

Financing activities:
Net external borrowings (repayments)	224	(28)	—	—	196
Net intercompany (repayments) borrowings	(605)	(60)	665	—	—
Dividends paid to noncontrolling interests in subsidiaries	—	(98)	—	—	(98)
Dividends paid to common stockholders	(45)	—	—	—	(45)
Proceeds from stock issuance	17	—	—	—	17
Change in restricted cash and other	—	(1)	2	—	1

Net cash (used in) provided from financing activities	(409)	(187)	667	—	71

Effect of exchange rate changes on cash	—	—	(12)	—	(12)

Net change in cash and cash equivalents	—	3	(220)	—	(217)
Cash and cash equivalents at beginning of period	—	790	441	—	1,231

Cash and cash equivalents at end of period	$—	$793	$221	$—	$1,014

NEWMONT MINING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(dollars in millions, except per share, per ounce and per pound amounts)
NOTE 27 COMMITMENTS AND CONTINGENCIES
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
Operating Segments
The Company’s operating segments are identified in Note 25. Except as noted in this paragraph, all of the Company’s commitments and contingencies specifically described in this Note 27 relate to the Corporate and Other reportable segment. The Nevada Operations matters under Newmont USA Limited relate to the North America reportable segment. The PT Newmont Minahasa Raya matters relate to the Asia Pacific reportable segment. The Yanacocha matters relate to the South America reportable segment. The Newmont Yandal Operations Pty Limited matter relates to the Asia Pacific reportable segment. The PTNNT matters relate to the Asia Pacific reportable segment.
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
Estimated future reclamation costs are based principally on legal and regulatory requirements. At March 31, 2009 and December 31, 2008, $620 and $617, respectively, were accrued for reclamation costs relating to mineral properties in accordance with FASB Statement No. 143, “Accounting for Asset Retirement Obligations.” The current portions of $46 and $49 at March 31, 2009 and December 31, 2008, respectively, are included in Other current liabilities.
In addition, the Company is involved in several matters concerning environmental obligations associated with former mining activities. Generally, these matters concern developing and implementing remediation plans at the various sites involved. The Company believes that the related environmental obligations associated with these sites are similar in nature with respect to the development of remediation plans, their risk profile and the compliance required to meet general environmental standards. Based upon the Company’s best estimate of its liability for these matters, $157 and $163 were accrued for such obligations at March 31, 2009 and December 31, 2008, respectively. These amounts are included in Other current liabilities and Reclamation and remediation liabilities. Depending upon the ultimate resolution of these matters, the Company believes that it is reasonably possible that the liability for these matters could be as much as 131% greater or 7% lower than the amount accrued at March 31, 2009. The amounts accrued for these matters are reviewed periodically based upon facts and circumstances available at the time. Changes in estimates are recorded in Other expense, net in the period estimates are revised.
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

NEWMONT MINING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
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
On July 14, 2008, after a bench trial, the Court held Newmont liable under CERCLA as an “operator” of the Midnite Mine. The Court previously ruled on summary judgment that both the U.S. Government and Dawn were liable under CERCLA. On October 17, 2008 the Court issued its written decision in the bench trial. The Court found Dawn and Newmont jointly and severally liable under CERCLA for past and future response costs, and ruled that each of Dawn and Newmont are responsible to pay one-third of such costs. The Court also found the U.S. Government liable on Dawn’s and Newmont’s contribution claim, and ruled that the U.S. Government is responsible to pay one-third of all past and future response costs. In November 2008, all parties appealed the Court’s ruling. Also in November 2008, the EPA issued an Administrative Order pursuant to Section 106 of CERCLA ordering Dawn and Newmont to conduct water treatment, testing and other preliminary remedial actions. Newmont has initiated those preliminary remedial actions. However, the issue of whether the EPA’s current preferred remedy is consistent with the National Contingency Plan has not yet come before the Court.
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
Newmont Capital, formerly known as Franco-Nevada Mining Corporation, Inc., owned the property for approximately three years from 1984 to 1986 but never mined or conducted exploration at the site. The EPA asserts that Newmont Capital is responsible for clean up costs incurred at the site. Newmont Capital and the EPA entered into a consent decree to settle all aspects of this matter except future potential Natural Resource Damage claims. In February 2009, the U.S. District Court for the Northern District of California approved the consent decree and the settlement was completed.
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

NEWMONT MINING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
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
Ross Adams Mine Site. By letter dated June 5, 2007, the U.S. Forest Service notified Newmont that it had expended approximately $0.3 in response costs to address environmental conditions at the Ross Adams mine in Prince of Wales, Alaska, and requested Newmont USA Limited pay those costs and perform an Engineering Evaluation/Cost Analysis (“EE/CA”) to assess what future response activities might need to be completed at the site. Newmont does not believe it has any liability for environmental conditions at the site, and intends to vigorously defend any formal claims by the EPA. Newmont has agreed to perform the EE/CA. Newmont cannot reasonably predict the likelihood or outcome of any future action against it arising from this matter.
PT Newmont Minahasa Raya (“PTNMR”) — 80% Newmont Owned
In July 2004, a criminal complaint was filed against PTNMR, the Newmont subsidiary that operated the Minahasa mine in Indonesia, alleging environmental pollution relating to submarine tailings placement into nearby Buyat Bay. The Indonesian police detained five PTNMR employees during September and October of 2004. The police investigation and the detention of PTNMR’s employees was declared illegal by the South Jakarta District Court in December 2004, but in March 2005, the Indonesian Supreme Court upheld the legality of the police investigation, and the police turned their evidence over to the local prosecutor. In July 2005, the prosecutor filed an indictment against PTNMR and its President Director, alleging environmental pollution at Buyat Bay. After the court rejected motions to dismiss the proceeding, the trial proceeded and all evidence, including that of the defense, was presented in court by September 2006. In November 2006 the prosecution filed its charge, seeking a three-year jail sentence for PTNMR’s President Director plus a nominal fine. In addition, the prosecution recommended a nominal fine against PTNMR. The defense filed responses in January 2007, and final briefing was completed in March 2007. On April 24, 2007, the court entered its verdict acquitting PTNMR and its President Director of all charges. In May 2007, the prosecution appealed the decision of the court to the Indonesian Supreme Court, despite Indonesian laws that prohibit the appeal of a verdict of acquittal. In October 2008, a panel of Supreme Court justices was assigned to consider the appeal. In April 2009, the Indonesian Supreme Court summarily dismissed the appeal of the prosecutor related to PTNMR and its President Director.
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

NEWMONT MINING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(dollars in millions, except per share, per ounce and per pound amounts)
Independent sampling and testing of Buyat Bay water and fish, as well as area residents, conducted by the World Health Organization and the Australian Commonwealth Scientific and Industrial Research Organization, confirm that PTNMR has not polluted the Buyat Bay environment, and, therefore, has not adversely affected the fish in Buyat Bay or the health of nearby residents. The Company remains steadfast that it has not caused pollution or health problems.
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
Conga. Yanacocha is involved in a dispute with the Provincial Municipality of Celendin regarding the authority of that governmental body to regulate the development of the Conga project. In the fourth quarter of 2004, the Municipality of Celendin enacted an ordinance declaring the area around Conga to be a mining-free reserve and naturally protected area. Yanacocha challenged this ordinance by means of two legal actions, one filed by Yanacocha (as the lease holder of the Conga mining concessions) and one filed by Minera Chaupiloma (as the titleholder of the Conga mining concessions). In August 2007, a Peruvian Court of first instance upheld Chaupiloma’s claim, stating that the Municipality of Celendin lacks the authority to create natural protected areas. The Municipality of Celendin has not appealed the ruling. In July 2008, a Peruvian Court of first instance dismissed Yanacocha’s claim as groundless. Yanacocha appealed the ruling to the appellate Court in Lima, and in January 2009, the appellate Court in Lima reversed the lower Court ruling and upheld Yanacocha’s claim.
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

NEWMONT MINING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(dollars in millions, except per share, per ounce and per pound amounts)
PT Newmont Nusa Tenggara (“PTNNT”) — 45% Newmont Owned
Under the Batu Hijau Contract of Work, beginning in 2006 and continuing through 2010, a portion of PTNNT’s shares must be offered for sale, first, to the Indonesian government or, second, to Indonesian nationals, equal to the difference between the following percentages and the percentage of shares already owned by the Indonesian government or Indonesian nationals (if such number is positive): 23% by March 31, 2006; 30% by March 31, 2007; 37% by March 31, 2008; 44% by March 31, 2009; and 51% by March 31, 2010. As PT Pukuafu Indah (“PTPI”), an Indonesian national, has owned and continues to own a 20% interest in PTNNT, in 2006 a 3% interest was required to be offered for sale and in each of 2007 through 2010 an additional 7% interest must be offered (for an aggregate 31% interest). The price at which such interest must be offered for sale to the Indonesian parties is the highest of the then-current replacement cost, the price at which shares would be accepted for listing on the Indonesian Stock Exchange, or the fair market value of such interest as a going concern, as agreed with the Indonesian government. Pursuant to this provision, it is possible that the ownership interest of NTP in PTNNT could be reduced to 49% or that subsequent disputes could arise concerning the divestiture of the ownership interest of NTP in PTNNT.
Initial arbitration matter
PTPI has owned and continues to own a 20% interest in PTNNT, and therefore the Newmont-Sumitomo partnership was required to offer a 3% interest in PTNNT for sale in 2006 and an additional 7% interest in each of 2007 through 2010. In accordance with the Contract of Work, an offer to sell a 3% interest was made to the Indonesian government in 2006 and an offer for an additional 7% interest was made in each of 2007 and 2008. A further 7% interest in the shares of PTNNT was offered for sale in March 2009. While the central government declined to participate in the 2006 and 2007 offers, local governments in the area in which the Batu Hijau mine is located have expressed interest in acquiring shares, as have various Indonesian nationals. In January 2008, the Newmont-Sumitomo partnership agreed to sell, under a carried interest arrangement, 2% of PTNNT’s shares to Kabupaten Sumbawa, one of the local governments, subject to satisfaction of closing conditions. The Indonesian government has subsequently stated that it will not approve the transfer of shares under this agreement. On February 11, 2008, PTNNT received notification from the Department of Energy and Mineral Resources (“DEMR”) alleging that PTNNT is in breach of its divestiture requirements under the Contract of Work, and threatening to issue a notice to terminate the Contract of Work if PTNNT did not agree to divest the 2006 and 2007 shares, in accordance with the direction of the DEMR, by February 22, 2008, which date was extended to March 3, 2008. A second Notice of Default was received relating to the alleged failure to divest the 2008 shares as well. On March 3, 2008, the Indonesian government filed for international arbitration as provided under the Contract of Work, as did PTNNT. In the arbitration proceeding, PTNNT sought a declaration that the Indonesian government is not entitled to terminate the Contract of Work and additional declarations pertaining to the procedures for divesting the shares. For its part, the Indonesian government sought declarations that PTNNT is in default of its divestiture obligations, that the government may terminate the Contract of Work and recover damages for breach of the Contract of Work, and that PTNNT must cause shares subject to divestiture to be sold to certain local governments.
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
Subsequent to an additional 7% interest in PTNNT being offered by NTP for sale on March 28, 2008 (as required under the Contract of Work), the Director General of Mineral, Coal and Geothermal Resources at DEMR claimed that PTNNT breached its obligations under the Contract of Work by allowing shares to be offered for sale that are pledged to the Senior Lenders as security for the repayment of the senior debt. In the letter, the Director General claimed that NTP would be in default under the Contract of Work if the shares of PTNNT offered for sale in March 2008, together with the shares offered in 2006 and 2007, were not in the possession of “Indonesian government and/or government owned entities,” free of any such senior pledge, by July 13, 2008. Consequently, on July 10, 2008, PTNNT filed a notice to commence an additional international arbitration proceeding, as provided for under the Contract of Work, to resolve the claim that PTNNT breached its obligations under the Contract of Work by allowing shares to be offered that are subject to pledge obligations to the Senior Lenders. This pledge of shares issue was incorporated into and resolved as part of the initial arbitration proceeding.

NEWMONT MINING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(dollars in millions, except per share, per ounce and per pound amounts)
An international arbitration panel was appointed to resolve these claims and a hearing was held in Jakarta in December 2008. On March 31, 2009, the arbitration panel issued its Final Award on the matter. In its Final Award decision, the arbitration panel determined that PTNNT’s foreign shareholders had not complied with the divestiture procedure required by the Contract of Work in 2006 and 2007, but the panel ruled that the Indonesian government is not entitled to immediately terminate the Contract of Work and the panel rejected the Indonesian government’s claim for damages. The Arbitration Panel granted PTNNT 180 days from the date of notification of the Final Award to transfer the 2006 3% interest and the 2007 7% interest in PTNNT to the local governments or their respective nominees. The Arbitration Panel also applied a 180-day cure period to the 2008 7% interest, ruling that PTNNT must (within such 180-day period) offer the 2008 7% interest to the Indonesian government or its nominee, and transfer such shares if, after agreement on the transfer price, the Indonesian government invokes its right of first refusal under the Contract of Work. The panel ruled that shares offered to the Indonesian government pursuant to the Contract of Work must be offered free of any pledge or obligation to re-pledge the shares to the Senior Lenders. Finally, the Panel directed PTNNT to pay to the Indonesian government an allocated portion of certain legal fees and costs of the arbitration. PTNNT has submitted payment of $2 for legal fees and costs. PTNNT is reviewing the award and is committed to working with the Indonesian government to transfer or offer the shares pursuant to the award and the Contract of Work. The Company has received confirmation from the Senior Lenders regarding the Arbitration Panel ruling that they will release the Pledge on the 31% of the PTNNT shares that are subject to divestiture requirements. In order to obtain this commitment from the lenders in the PTNNT project financing facility, the Company, along with its partner in the Batu Hijau mine, Sumitomo Corporation, has agreed to provide a joint and several guarantee for the payment of the principal amounts outstanding as well as any accrued interest payable under the security agreement associated with such financing. This arrangement, which was approved by the Company’s board on April 29, 2009, and is expected to be submitted for Sumitomo Corporation board approval in the second quarter, allows the Company to transfer these shares free of any pledge or obligation to re-pledge the shares to the lenders. Formal documentation of the guarantee and any associated changes to the underlying project financing facility agreements are expected to be concluded in the second quarter of 2009.
The Company follows FASB Interpretation No. 46(R) “Consolidation of Variable Interest Entities” (“FIN 46(R)”), which provides guidance on the identification and reporting for entities over which control is achieved through means other than voting rights. FIN 46(R) defines such entities as Variable Interest Entities (“VIEs”). Newmont identified NTP, the partnership that owns an 80% interest in PTNNT, as a VIE due to certain capital structures and contractual relationships. As a result of the Company’s 56.25% ownership in NTP, the Company continues to be the primary beneficiary of NTP and therefore consolidates Batu Hijau, and will continue to consolidate Batu Hijau, in its Consolidated Financial Statements as long as NTP controls PTNNT. The expected transfers of the 2006 interest (3%), 2007 interest (7%) and 2008 interest (7%) are not expected to impact the consolidation requirement.
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
The Company has minimum royalty obligations on one of its producing mines in Nevada for the life of the mine. Amounts paid as a minimum royalty (where production royalties are less than the minimum obligation) in any year are recoverable in future years when the minimum royalty obligation is exceeded. Although the minimum royalty requirement may not be met in a particular year, the Company expects that over the mine life, gold production will be sufficient to meet the minimum royalty requirements. Minimum royalty payments payable are $19 in 2009 through 2013 and $93 thereafter.

NEWMONT MINING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(dollars in millions, except per share, per ounce and per pound amounts)
As part of its ongoing business and operations, the Company and its affiliates are required to provide surety bonds, bank letters of credit and bank guarantees as financial support for various purposes, including environmental reclamation, exploration permitting, workers compensation programs and other general corporate purposes. At March 31, 2009 and December 31, 2008, there were $807 and $778, respectively, of outstanding letters of credit, surety bonds and bank guarantees. The surety bonds, letters of credit and bank guarantees reflect fair value as a condition of their underlying purpose and are subject to fees competitively determined in the market place. The obligations associated with these instruments are generally related to performance requirements that the Company addresses through its ongoing operations. As the specific requirements are met, the beneficiary of the associated instrument cancels and/or returns the instrument to the issuing entity. Certain of these instruments are associated with operating sites with long-lived assets and will remain outstanding until closure. Generally, bonding requirements associated with environmental regulation are becoming more restrictive. In addition, the surety markets for certain types of environmental bonding used by the Company have become increasingly constrained. The Company, however, believes it is in compliance with all applicable bonding obligations and will be able to satisfy future bonding requirements, through existing or alternative means, as they arise.
Newmont is from time to time involved in various legal proceedings related to its business. Except in the above-described proceedings, management does not believe that adverse decisions in any pending or threatened proceeding or that amounts that may be required to be paid by reason thereof will have a material adverse effect on the Company’s financial condition or results of operations.
NOTE 28 SUPPLEMENTARY DATA
Ratio of Earnings to Fixed Charges
The ratio of earnings to fixed charges for the three months ended March 31, 2009 was 8.5. The ratio of earnings to fixed charges represents income from continuing operations before income tax expense, equity loss of affiliates and noncontrolling interests in subsidiaries, divided by interest expense. Interest expense includes amortization of capitalized interest and the portion of rent expense representative of interest. Interest expense does not include interest on income tax liabilities. The computation of the ratio of earnings to fixed charges can be found in Exhibit 12.1.

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
This item should be read in conjunction with our interim unaudited Consolidated Financial Statements and the notes thereto included in this quarterly report. Additionally, the following discussion and analysis should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements included in Part II of our Annual Report on Form 10-K for the year ended December 31, 2008.
Selected Financial and Operating Results

	Three Months Ended March 31,
	2009	2008
Revenues	$1,522	$1,943
Income from continuing operations	$277	$551
Net income	$277	$557
Net income attributable to Newmont stockholders	$189	$365

Per common share, basic
Income from continuing operations attributable to Newmont stockholders	$0.40	$0.80
Net income attributable to Newmont stockholders	$0.40	$0.81

Consolidated gold ounces sold (thousands) (1)	1,534	1,621
Consolidated copper pounds sold (millions)	95	105

Average price received, net (2)
Gold (per ounce)	$906	$933
Copper (per pound)	$1.69	$4.10

Costs applicable to sales (3)
Gold (per ounce)	$435	$396
Copper (per pound)	$0.89	$1.43

(1)	Includes incremental start-up ounces of 1 in 2008. Incremental start-up includes the removal and production of de minimis saleable materials during development and is recorded as Other income, net of incremental mining and processing costs.

(2)	After treatment and refining charges.

(3)	Excludes Amortization and Accretion.
Consolidated Financial Results
Net income attributable to Newmont stockholders for the three month period ended March 31, 2009 was $189, or $0.40 per share. Results for the first three months of 2009 compared to 2008 were impacted by lower realized gold and copper prices and lower sales volume.

Sales — gold, net for the first quarter of 2009 decreased $120, or 8%, compared to the first quarter of 2008, primarily due to lower realized prices and decreased sales volumes. For a complete discussion regarding variations in gold volumes, see Results of Consolidated Operations below. The following analysis summarizes the change in consolidated gold sales revenue:

	Three Months Ended March 31,
	2009	2008
Consolidated gold sales:
Gross	$1,393	$1,518
Less: Treatment and refining charges	(2)	(7)

Net	$1,391	$1,511

Consolidated gold ounces sold (thousands):
Gross	1,534	1,621
Less: Incremental start-up sales (1)	—	(1)

Net	1,534	1,620

Average realized price (per ounce):
Before treatment and refining charges	$908	$937
After treatment and refining charges	$906	$933

(1)	Incremental start-up sales includes the removal and production of de minimis saleable materials during development and is recorded as Other income, net of incremental mining and processing costs.
The change in consolidated gold sales is due to:

Three Months Ended
March 31,
2009 vs. 2008
Decrease in consolidated ounces sold	$(80)
Decrease in average realized gold price	(45)
Decrease in treatment and refining charges	5

$(120)

Sales — copper, net for the first quarter of 2009 decreased $271, or 63%, compared to the first quarter of 2008 primarily due to lower realized prices and decreased sales volumes. For a complete discussion regarding variations in copper volumes, see Results of Consolidated Operations below. The following analysis summarizes the change in consolidated copper sales revenue:

	Three Months Ended March 31,
	2009	2008
Consolidated copper sales:
Gross before provisional pricing	$154	$382
Provisional pricing mark-to-market gain	29	82

Gross after provisional pricing	183	464
Less: Treatment and refining charges	(22)	(32)

Net	$161	$432

Consolidated copper pounds sold (millions)	95	105

Average realized price (per pound):
Gross before provisional pricing	$1.62	$3.62
Provisional pricing mark-to-market gain	0.30	0.78

Gross after provisional pricing	1.92	4.40
Less: Treatment and refining charges	(0.23)	(0.30)

Net	$1.69	$4.10

The change in consolidated copper sales is due to:

Three Months Ended
March 31,
2009 vs. 2008
Decrease in consolidated pounds sold	$(44)
Decrease in average realized copper price	(237)
Decrease in treatment and refining charges	10

$(271)

The following is a summary of net gold and copper sales:

	Three Months Ended March 31,
	2009	2008
Gold
North America:
Nevada, USA	$468	$491
La Herradura, Mexico	23	24

	491	515

South America:
Yanacocha, Peru	427	499
Kori Kollo, Bolivia	16	18

	443	517

Asia Pacific:
Jundee, Australia	88	87
Tanami, Australia	77	89
Kalgoorlie, Australia	67	65
Waihi, New Zealand	37	29
Batu Hijau, Indonesia	59	112

	328	382

Africa:
Ahafo, Ghana	129	97

	$1,391	$1,511

Copper
Asia Pacific:
Batu Hijau, Indonesia	$161	$432

Costs applicable to sales increased $27 for gold and decreased $65 for copper for the first quarter of 2009 compared to the first quarter of 2008, as detailed in the table below. The increase in Costs applicable to sales — gold is primarily due to increased underground mining activity, a build in Nevada inventory in 2008 and lower copper by-product credits at Phoenix, partially offset by 5% fewer ounces sold, lower diesel costs and favorable U.S. dollar exchange rates. The decrease in Costs applicable to sales — copper is primarily due to 10% fewer pounds sold, lower diesel and labor costs and a higher allocation of costs to gold at Batu Hijau as a result of lower copper prices. For a complete discussion regarding variations in operations, see Results of Consolidated Operations below.
Amortization increased for the first quarter of 2009 compared to the first quarter of 2008, as detailed in the table below, and primarily relates to the Nevada power plant commissioned in the second quarter of 2008. We expect 2009 Amortization to be approximately $775 to $825 (assuming 100% ownership of the Boddington project in 2009).

The following is a summary of Costs applicable to sales and Amortization:

	Costs Applicable
	to Sales		Amortization
	Three Months Ended		Three Months Ended
	March 31,		March 31,
	2009	2008	2009	2008
Gold
North America:
Nevada, USA	$263	$215	$61	$50
Hope Bay, Canada	—	—	3	—
La Herradura, Mexico	10	8	2	2

	273	223	66	52

South America:
Yanacocha, Peru	152	168	41	44
Kori Kollo, Bolivia	14	8	1	2

	166	176	42	46

Asia Pacific:
Jundee, Australia	33	38	9	7
Tanami, Australia	49	50	11	8
Kalgoorlie, Australia	48	54	4	4
Waihi, New Zealand	15	14	9	6
Batu Hijau, Indonesia	27	37	7	8

	172	193	40	33

Africa:
Ahafo, Ghana	57	49	18	13

	668	641	166	144

Copper
Asia Pacific:
Batu Hijau, Indonesia	85	150	21	31

Other
Asia Pacific	—	—	—	1
Corporate and Other	—	—	5	6

	—	—	5	7

	$753	$791	$192	$182

Exploration expense increased for the first quarter of 2009 compared to the first quarter of 2008 as a result of timing and additional expenditures at Hope Bay. We expect 2009 Exploration expense to be approximately $165 to $175.
Advanced projects, research and development for the first quarter of 2009 and 2008 is summarized as follows:

	Three Months Ended March 31,
	2009	2008
Hope Bay	$5	$5
Technical and project services	5	4
Nevada underground	5	—
Boddington	3	1
Callie Deeps	2	—
Fort a la Corne JV	1	7
Akyem	1	2
Other	9	11

	$31	$30

We expect Advanced projects, research and development expenses to be approximately $120 to $150 in 2009.
General and administrative expenses increased by $10 for the first quarter of 2009 compared to the first quarter of 2008 due to higher variable compensation and benefit costs. We expect 2009 General and administrative expenses to be approximately $140 to $150.

Other expense, net for the first quarter of 2009 and 2008 is summarized as follows:

	Three Months Ended March 31,
	2009	2008
Workforce reduction	$14	$—
Regional administration	12	9
Community development	10	14
Boddington acquisition costs	8	—
Peruvian royalty	6	7
Batu Hijau divestiture	5	3
Western Australia power plant	3	5
World Gold Council dues	3	3
Accretion, non-operating	3	2
Pension settlement loss	—	11
Reclamation estimate revisions	—	2
Other	13	7

	$77	$63

The 2009 expense includes costs related to a global workforce reduction that impacted almost 3% of our world wide workforce. Community development and regional administration expenses relate to our social responsibility, external and government relations, and regional office costs which are not a direct cost of mine production.
Other income, net for the first quarter of 2009 and 2008 is summarized as follows:

	Three Months Ended March 31,
	2009	2008
Canadian Oil Sands Trust income	$4	$24
Interest income	3	10
Gain on asset sales, net	1	4
Gain on ineffective portion of derivative instruments, net	—	3
Foreign currency exchange losses, net	(3)	(6)
Write-down of investments	(6)	(22)
Other	10	2

	$9	$15

Canadian Oil Sands Trust income decreased $20 in the first quarter of 2009 compared to the first quarter of 2008 due to reduced distributions related to a significant decrease in oil prices.
Interest expense, net increased by $4 for the first quarter of 2009 compared to the first quarter of 2008 mainly due to interest on the convertible senior notes and corporate revolving credit facility. We expect 2009 Interest expense, net to increase to approximately $150 to $160 due to higher levels of debt related to the February 2009 public offering of $518 convertible senior notes and the adoption of FSP APB 14-1 in the first quarter of 2009, which increases non-cash interest expense.
Income tax expense during the first quarter of 2009 was $105 compared to $232 during the first quarter of 2008. Taxes were lower primarily as a result of lower income from continuing operations before income tax and a lower effective tax rate for the first quarter of 2009. The effective tax rate for the first quarter of 2009 was 27% compared to 29% for the first quarter of 2008. The 2% decrease from the 2008 first quarter rate primarily relates to the effect of foreign earnings in subsidiaries where earnings are indefinitely reinvested. The effective tax rates in the first quarter of 2009 and 2008 are different from the United States statutory rate of 35% primarily due to (i) U.S. percentage depletion and (ii) the effect of different income tax rates in countries where earnings are indefinitely reinvested. For a complete discussion of the factors that influence our effective tax rate, see Management’s Discussion and Analysis of Results of Operations and Financial Condition in Newmont’s Annual Report on Form 10-K for the year ended December 31, 2008, filed February 19, 2009. We expect the 2009 full year tax rate to be approximately 27% to 31%, assuming an average gold price of $875 per ounce.
Net income attributable to Noncontrolling interests decreased $104 in the first quarter of 2009 compared to the first quarter of 2008, as a result of decreased earnings at Batu Hijau and Yanacocha.

Results of Consolidated Operations

	Gold Ounces or		Costs Applicable to
	Copper Pounds Sold(1)		Sales(2)		Amortization
	2009	2008	2009	2008	2009	2008
	(ounces in thousands)		($ per ounce)		($ per ounce)
Three Months Ended March 31,
Gold
North America	543	550	$503	$405	$117	$95
South America (3)	488	560	341	316	86	83
Asia Pacific (3)	359	406	476	475	108	82
Africa	144	105	399	464	126	127

Total/Weighted-Average	1,534	1,621	$435	$396	$106	$89

	(pounds in millions)		($ per pound)		($ per pound)
Copper
Asia Pacific (3)	95	105	$0.89	$1.43	$0.22	$0.30

(1)	Includes incremental start-up ounces of 1 in 2008. Incremental start-up sales includes the removal and production of de minimus saleable materials during development and is recorded as Other income, net of incremental mining and processing costs.

(2)	Excludes Amortization and Accretion.

(3)	Consolidated gold ounces or copper pounds sold includes noncontrolling interests’ share for Yanacocha, Kori Kollo and Batu Hijau.
Consolidated gold ounces sold decreased 5% in the first quarter of 2009 from 2008, primarily due to lower production from North America and Asia Pacific and an increase in finished goods inventory in South America, partially offset by higher production from Africa. Consolidated copper pounds sold decreased 10% in the first quarter of 2009 from 2008, primarily due to a reduction in concentrate inventory in the first quarter of 2008.
Costs applicable to sales per consolidated gold ounce sold increased 10% in the first quarter of 2009 from 2008, due to lower production, lower by-product credits, a higher allocation of costs to gold due to lower copper prices at Batu Hijau and higher contracted services costs, partially offset by lower diesel and workers participation costs. Consolidated Costs applicable to sales decreased by $14 per ounce, net of hedges, due to the weakening of the Australian dollar in the first quarter of 2009 compared to 2008. Costs applicable to sales per consolidated copper pound decreased 38% in the first quarter of 2009 from 2008, primarily due to lower diesel and labor costs and a lower allocation of costs to copper as a result of changes in realized metal prices.
Our 2009 annual gold guidance remains unchanged with consolidated gold sales of between 6.35 and 6.85 million ounces at Costs applicable to sales of between $400 and $440 per ounce. Our Costs applicable to sales forecast for 2009 now assumes an oil price of $50 per barrel and an Australian dollar exchange rate of 0.70 for the remainder of the year. Our Costs applicable to sales for the year are expected to change by approximately $6 per ounce for every $10 change in the oil price and by approximately $3 per ounce for every $0.10 change in the Australian dollar exchange rate. We are actively hedging a portion of our Nevada diesel and Australian dollar cost exposure.
We continue to expect consolidated copper sales of approximately 460 to 510 million pounds of copper in 2009 at Costs applicable to sales of approximately $0.50 to $0.65, slightly lower than our prior estimate due to a lower allocation of costs to copper as a result of changes in realized metal prices.
North America Operations

			Costs Applicable to
	Gold Ounces Sold(1)		Sales(2)		Amortization
	2009	2008	2009	2008	2009	2008
	(in thousands)		($ per ounce)		($ per ounce)
Three Months Ended March 31,
Nevada	518	526	$509	$409	$118	$95
La Herradura (44% owned)	25	24	387	324	89	83

	543	550	$503	$405	$117	$95

(1)	Includes incremental start-up ounces of 1 in Nevada in 2008.

(2)	Excludes Amortization and Accretion.

Nevada, USA. Gold ounces sold in Nevada decreased 2% in the first quarter of 2009 from 2008 due to lower leach tons placed and lower mill ore grade, partially offset by higher mill recovery rates.
Surface ore mined in the first quarter of 2009 decreased to 6.3 million tons, down from 8.4 million tons in the previous year quarter primarily due to mine sequencing at Gold Quarry. Underground ore mined in the first quarter of 2009 increased to 629,000 tons, up from 526,000 tons in the first quarter of 2008. This increase was due to 34% higher tons at Leeville, 9% higher tons at Chukar and the addition of Carlin East in 2009, partially offset by 9% lower tons at Midas due to ground failure which curtailed production in March but is expected to resume by the end of April 2009. Underground ore grade decreased 12% in the first quarter of 2009 from 2008 primarily due to lower grade at Leeville.
First quarter ore milled was 6.1 million tons in 2009 compared to 6.2 million tons in 2008. Ore placed on leach pads in the first quarter of 2009 decreased 45% from the first quarter of 2008 to 2.6 million tons due mainly to mine sequencing at Gold Quarry.
Costs applicable to sales per ounce increased to $509 in the first quarter of 2009 from $409 per ounce in the first quarter of 2008 due to lower production, lower surface ore tons mined, higher underground contracted service costs, lower by-product credits and higher royalties, partially offset by lower diesel and power costs.
La Herradura, Mexico. Gold ounces sold increased 4% in first quarter of 2009 from 2008 due to increased tons mined and placed on the leach pads. Costs applicable to sales increased 19% due to higher waste stripping and employee profit sharing.
We expect gold sales in North America of approximately 1.9 to 2.1 million ounces at Costs applicable to sales of approximately $530 to $570 per ounce in 2009.
South America Operations

			Costs Applicable to
	Gold Ounces Sold(1)		Sales(2)		Amortization
	2009	2008	2009	2008	2009	2008
	(in thousands)		($ per ounce)		($ per ounce)
Three Months Ended March 31,
Yanacocha (51.35% owned)	470	540	$324	$311	$87	$82
Kori Kollo (88% owned)	18	20	779	447	81	117

	488	560	$341	$316	$86	$83

(1)	Consolidated gold ounces sold includes noncontrolling interests’ share.

(2)	Excludes Amortization and Accretion.
Yanacocha, Peru. Gold sales at Yanacocha decreased 13% in the first quarter of 2009 from the first quarter of 2008 due to finished goods inventory additions. Ore tons mined increased 8% in the first quarter of 2009 compared to the first quarter of 2008. During the same periods, the amount of waste material mined decreased to 15.4 million tons from 21.8 million tons. Ore placed on the leach pads increased to 30.6 million tons in the first quarter of 2009 from 30.3 million tons in the first quarter of 2008 and leach ore grade increased 31% from 0.016 to 0.021 ounces per ton during the same period. Leach production was 144,000 ounces lower in the first quarter of 2009 compared to the first quarter of 2008 due to the timing of leach ore placement, but was offset by the production of 143,000 ounces from the mill. Commercial production from the mill started in the second quarter of 2008.
Costs applicable to sales increased in the first quarter of 2009 to $324 per ounce from $311 per ounce in the first quarter of 2008 primarily due to higher labor, tires and maintenance costs and operation of the mill in 2009, partially offset by lower diesel and workers participation costs.
Kori Kollo, Bolivia. Gold ounces sold decreased 10% in the first quarter of 2009 from 2008 due to a 9% reduction in ore tons mined and lower ore grade. Costs applicable to sales per ounce increased 74% in the first quarter of 2009 from 2008, primarily due to leach pad and materials and supply inventory write-downs of $4 in the first quarter of 2009.
We expect consolidated gold sales for South America of approximately 1.95 to 2.05 million ounces at Costs applicable to sales of approximately $300 to $320 per ounce in 2009.

Asia Pacific Operations

			Costs Applicable to
	Gold Ounces Sold		Sales(1)		Amortization
	2009	2008	2009	2008	2009	2008
	(ounces in thousands)		($ per ounce)		($ per ounce)
Three Months Ended March 31,
Gold
Jundee	94	91	$353	$420	$96	$83
Tanami	85	95	574	524	123	81
Kalgoorlie (50% owned)	74	69	643	778	48	58
Waihi	40	31	367	455	223	203
Batu Hijau (45% owned) (2)	66	120	406	308	103	64

	359	406	$476	$475	$108	$82

			Costs Applicable to
	Copper Pounds Sold		Sales(1)		Amortization
	(pounds in millions)		($ per pound)		($ per pound)
Three Months Ended March 31,
Copper
Batu Hijau (45% owned) (2)	95	105	$0.89	$1.43	$0.22	$0.30

(1)	Excludes Amortization and Accretion.

(2)	Consolidated gold ounces or copper pounds sold includes noncontrolling interests’ share.
Jundee, Australia. Gold ounces sold increased 3% in the first quarter of 2009 compared to 2008, due to increased mill throughput and mill ore grade, partially offset by additions to finished goods inventory. Costs applicable to sales per ounce decreased 16%, primarily attributable to higher production and the weakening of the Australian dollar, which decreased Costs applicable to sales by approximately $44 per ounce, partially offset by higher royalty costs.
Tanami, Australia. Gold ounces sold decreased 10% in the first quarter of 2009 compared to 2008 mainly due to lower throughput and mill ore grade as a result of ore blending requirements. Costs applicable to sales per ounce increased 10%, primarily due to lower production and higher royalty and milling costs, partially offset by the weakening of the Australian dollar, which decreased Costs applicable to sales by approximately $58 per ounce.
Kalgoorlie, Australia. Gold ounces sold increased 7% in the first quarter of 2009 compared to 2008, primarily due to higher mill ore grade. Costs applicable to sales per ounce decreased 17%, primarily due to higher production and the weakening of the Australian dollar, which decreased Costs applicable to sales by approximately $102 per ounce, partially offset by higher waste removal costs.
Waihi, New Zealand. Gold ounces sold increased 29% in the first quarter of 2009 from 2008, primarily due to higher mill ore grade from milling additional Favona underground ore. Costs applicable to sales per ounce were 19% lower due to higher production and the weakening of the New Zealand dollar, which decreased Costs applicable to sales by approximately $113 per ounce, partially offset by higher waste removal costs.
Boddington, Australia. Development of the project remains on schedule and was approximately 95% complete, as of March 31, 2009 with initial mill start-up expected in mid-2009. The Company continues to expect total project costs of between $2,600 and $2,900 on a 100% basis.
Batu Hijau, Indonesia. Consolidated copper and gold sales at Batu Hijau decreased 10% and 45% in the first quarter of 2009 from 2008, respectively, primarily due to fewer concentrate shipments in 2009 as sales during the first quarter of 2008 included a significant reduction in concentrate inventory. During the first quarter of 2009, copper production increased by 7% mainly due to higher recovery while gold production decreased due to lower grade. The higher recovery in 2009 compared to 2008 resulted from processing less oxidized stockpiled ore.
Total Costs applicable to sales decreased by $75 in the first quarter of 2009 from 2008 due to lower sales and lower diesel, tire and labor costs and lower waste removal costs. Costs applicable to sales per pound of copper and per ounce of gold decreased 38% and increased 32%, respectively, as a result of the lower costs and a higher allocation of costs to gold due to the lower realized copper price.

We expect gold sales for the Asia Pacific operations of approximately 2.0 to 2.2 million ounces at Costs applicable to sales of approximately $400 to $440 per ounce in 2009, with Boddington coming on-line in the second half of the year. We expect copper sales for the Asia Pacific operations to be approximately 460 to 510 million pounds of copper at Costs applicable to sales of approximately $0.50 to $0.65 per pound in 2009, slightly lower than our prior estimate due to a lower allocation of costs to copper as a result of lower realized copper prices. Unfavorable changes in the Australian dollar exchange rate could result in operating costs for the region outside of the expected range for the full year, as a significant portion of costs are Australian dollar denominated. Costs applicable to sales in Asia Pacific are expected to change by approximately $11 per ounce for every $0.10 move in the Australian dollar exchange rate.
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
Under the Contract of Work issued to PTNNT by the Indonesian government, beginning in 2006 and continuing through 2010, a portion of PTNNT’s shares must be offered for sale to the Indonesian government or its nominee, equal to the difference between the following percentages and the percentage of shares already owned by the Indonesian government or Indonesian nationals (if such number is positive): 23% by March 31, 2006; 30% by March 31, 2007; 37% by March 31, 2008; 44% by March 31, 2009; and 51% by March 31, 2010. The price at which such interest must be offered for sale to the Indonesian parties is the highest of the then-current replacement cost, the price at which shares would be accepted for listing on the Indonesian Stock Exchange, or the fair market value of such interest as a going concern, as agreed with the Indonesian government. In March 2008, the Indonesian government and PTNNT each instituted an arbitration proceeding to resolve a dispute concerning the divestiture of PTNNT shares. On March 31, 2009, the international arbitration panel issued a final award resolving the claims asserted. For further information related to the dispute and the international arbitration proceeding, including a description of the factual basis for the claims, and a description of the arbitration decision, refer to Note 27, Commitments and Contingencies. Pursuant to the arbitration decision and the terms of the Contract of Work, it is possible that the ownership interest of NTP in PTNNT could be reduced to 49% or that subsequent disputes may arise concerning the divestiture of shares.
The Company follows Financial Accounting Standards Board (“FASB”) Interpretation No. 46(R) “Consolidation of Variable Interest Entities” (“FIN 46(R)”), which provides guidance on the identification and reporting for entities over which control is achieved through means other than voting rights. FIN 46(R) defines such entities as Variable Interest Entities (“VIEs”). Newmont identified NTP, the partnership that owns an 80% interest in PTNNT, as a VIE due to certain capital structures and contractual relationships. As a result of the Company’s 56.25% ownership in NTP, the Company continues to be the primary beneficiary of NTP and therefore consolidates Batu Hijau, and will continue to consolidate Batu Hijau, in its Consolidated Financial Statements as long as NTP controls PTNNT. The expected transfers of the 2006 interest (3%), 2007 interest (7%) and 2008 interest (7%) are not expected to impact the consolidation requirement.
In addition, we have, through PTNNT, been in discussions to extend our forest use permit (called a “Pinjam Pakai”) for over three years. In 2005, Indonesian governmental authorities reviewed the contractual requirements for extension of the Pinjam Pakai and determined that PTNNT met those requirements. This permit is a key requirement to continue to operate Batu Hijau efficiently, in addition to the ultimate life of the mine and recoverability of reserves. However, the permit extension has not been received as of the date of this report. The resulting delay has adversely impacted Batu Hijau, and may adversely impact future operating and financial results, including deferment or cancellation of future mine development and operations.
Africa Operations

			Costs Applicable to
	Gold Ounces Sold		Sales(1)		Amortization
	2009	2008	2009	2008	2009	2008
	(in thousands)		($ per ounce)		($ per ounce)
Three Months Ended March 31,
Ahafo	144	105	$399	$464	$126	$127

(1)	Excludes Amortization and Accretion.
Gold ounces sold at Ahafo increased 37% in the first quarter of 2009 compared to 2008 due to higher mill ore grade and a reduction of in-process inventory, partially offset by lower mill throughput. Waste material mined increased to 11.1 million tons in the first quarter of 2009 from 9.7 million tons in the first quarter of 2008.

Costs applicable to sales per ounce in the first quarter of 2009 compared to 2008 decreased 14% due to higher production, partially offset by higher contract services, consumables and royalty costs.
We continue to expect gold sales of approximately 500,000 to 525,000 ounces. We have reduced our estimate of Costs applicable to sales to approximately $425 to $450 per ounce in 2009 due to lower oil prices and improved power availability from the grid.
Foreign Currency Exchange Rates
Our foreign operations sell their gold and copper production based on U.S. dollar metal prices. Approximately 22% and 31%, of our Costs applicable to sales were paid in local currencies during the first quarter of 2009 and 2008, respectively. Variations in the local currency exchange rates in relation to the U.S. dollar at our foreign mining operations decreased consolidated Costs applicable to sales per ounce by approximately $19 during the first quarter of 2009 as compared to the first quarter of 2008.
Liquidity and Capital Resources
Cash Provided from Operating Activities
Net cash provided from continuing operations decreased to $387 for the first quarter of 2009 from $594 for the first quarter of 2008 due to lower realized gold and copper prices and decreased sales volume, as discussed above in Consolidated Financial Results.
Investing Activities
Net cash used in investing activities of continuing operations was $354 during the first quarter of 2009 compared to $767 during the same period of 2008, driven largely by the acquisition of Miramar Mining Corporation (“Miramar”).
Additions to property, plant and mine development were as follows:

	Three Months Ended March 31,
	2009	2008
North America:
Nevada, USA	$58	$92
Hope Bay, Canada	1	9
La Herradura, Mexico	9	11

	68	112

South America:
Yanacocha, Peru	39	39
Kori Kollo, Bolivia	—	2

	39	41

Asia Pacific:
Boddington, Australia	174	204
Jundee, Australia	6	9
Tanami, Australia	10	9
Kalgoorlie, Australia	2	2
Waihi, New Zealand	2	9
Batu Hijau, Indonesia	11	29

	205	262

Africa:
Ahafo, Ghana	12	31
Akyem, Ghana	1	2

	13	33

Corporate and Other	5	2

	$330	$450

Capital expenditures in North America primarily related to sustaining mine development at Nevada. Capital expenditures in South America primarily related to the Conga project and dewatering activity and leach pad development at Yanacocha. The vast majority of capital expenditures in Asia Pacific were for the Boddington project, with other sustaining capital expenditures for tailings facilities and mine development at Australia and equipment purchases at Batu Hijau. As of March 31, 2009, we have hedged 72% of our expected remaining Australian dollar denominated capital expenditures for 2009 at an average rate of 0.75. Capital expenditures in Africa primarily related to sustaining mine development at Ahafo. We expect to spend $1,400 to $1,600 on consolidated capital expenditures in 2009.

Capital expenditures in North America during the first quarter of 2008 were primarily related to the construction of the power plant and sustaining mine development in Nevada. South America capital expenditures were primarily related to construction of the gold mill, surface equipment replacement and leach pad expansions in Yanacocha. Capital expenditures in Asia Pacific largely resulted from the construction of the Boddington project in Australia and sustaining mine development at Batu Hijau. Capital expenditures in Africa were mainly as a result of mine equipment purchases and sustaining development at Ahafo.
Investments in marketable debt and equity securities, net. During the first quarter of 2008, we purchased marketable equity securities for $3.
Acquisitions. In the first quarter of 2009, we paid $11 for a mining property near the La Herradura, Mexico operation. During the first quarter of 2008, we paid $318 for certain acquisition costs and to acquire the remaining outstanding common shares of Miramar, resulting in Miramar becoming a wholly-owned subsidiary. The total Miramar purchase price was $1,353. As a result of the completed acquisition of Miramar, we control the Hope Bay Project, a large undeveloped gold project in Nunavut, Canada.
Financing Activities
Net cash provided from financing activities was $982 and $71 during the first quarter of 2009 and 2008, respectively.
Proceeds from debt, net. During the first quarter of 2009, we received net proceeds of $506 on 2012 convertible senior notes, $54 on Batu Hijau short-term borrowings and $10 at Ahafo.
Proceeds from and repayment of debt, net. During the first quarter of 2009, we received proceeds from debt, net of $1,369 and repaid $1,590 of debt. We received net proceeds of $504 from the issuance of convertible senior notes due in 2012, $54 from short-term borrowings in Batu Hijau, $10 under the Ahafo project facility and $801 under our $2,000 revolving credit facility. In addition, we made scheduled debt repayments of $24 related to the sale-leaseback of the refractory ore treatment plant (classified as a capital lease), $1,558 under our $2,000 revolving credit facility and $8 on other credit facilities and capital leases. The revolving credit facility is also used to secure the issuance of letters of credit totaling $532, primarily supporting reclamation obligations (see “Off-Balance Sheet Arrangements” below).
Scheduled minimum debt repayments are $192 for the remainder of 2009, $157 in 2010, $332 in 2011, $591 in 2012, $116 in 2013 and $1,584 thereafter. We expect to be able to fund maturities of debt from Net cash provided by operating activities, short-term investments, existing cash balances and available credit facilities.
At March 31, 2009, we were in compliance with all required debt covenants and other restrictions related to debt agreements.
Dividends paid to noncontrolling interests. We paid dividends of $98 to noncontrolling interests in subsidiaries during the first quarter of 2008.
Dividends paid to common stockholders. We declared a regular quarterly dividend of $0.10 per common share. Additionally, Newmont Mining Corporation of Canada Limited, a subsidiary of the Company, declared regular quarterly dividends on its exchangeable shares totaling C$0.1260 per share. We paid dividends of $49 and $45 to common stockholders in the first quarter of 2009 and 2008, respectively.
Proceeds from stock issuance. We received proceeds of $1,239 and $17 during the first quarter of 2009 and 2008, respectively, from the issuance of common stock. In February 2009 we completed a public offering of 34,500,000 shares of common stock for net proceeds of $1,236.
Discontinued Operations
Net operating cash used in discontinued operations was $nil and $100 in the first quarter of 2009 and 2008, respectively. During the first quarter of 2008, we made tax payments of $127 related to the royalty portfolio sale.
Net cash used in investing activities of discontinued operations was $nil and $3 in the first quarter of 2009 and 2008, respectively. Cash used in investing activities of discontinued operations in 2008 included accrued expense payments on the royalty portfolio sale of $8, partially offset by $5 in proceeds from the sale of assets at Pajingo.

Off-Balance Sheet Arrangements
We have the following off-balance sheet arrangements: operating leases (as discussed in Note 30 to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2008, filed on February 19, 2009) and $807 of outstanding letters of credit, surety bonds and bank guarantees. We also provide a contingent support line of credit to PT Newmont Nusa Tenggara of which our pro-rata share is $11. We have sales agreements to sell copper concentrates at market prices as follows, in thousands of tons:

	2009	2010	2011	2012	2013	Thereafter
Batu Hijau	803	823	670	651	639	231
Boddington	80	198	198	198	132	441
Nevada	48	50	46	—	—	—

	931	1,071	914	849	771	672

Environmental
Our mining and exploration activities are subject to various federal and state laws and regulations governing the protection of the environment. These laws and regulations are continually changing and are generally becoming more restrictive. We conduct our operations so as to protect the public health and environment and believe our operations are in compliance with applicable laws and regulations in all material respects. We have made, and expect to make in the future, expenditures to comply with such laws and regulations, but cannot predict the full amount of such future expenditures. Estimated future reclamation costs are based principally on legal and regulatory requirements. At March 31, 2009 and December 31, 2008, $620 and $617, respectively, were accrued for reclamation costs relating to currently producing mineral properties.
In addition, we are involved in several matters concerning environmental obligations associated with former mining activities. Generally, these matters concern developing and implementing remediation plans at the various sites involved. We believe that the related environmental obligations associated with these sites are similar in nature with respect to the development of remediation plans, their risk profile and the compliance required to meet general environmental standards. Based upon our best estimate of our liability for these matters, $157 and $163 were accrued for such obligations at March 31, 2009 and December 31, 2008, respectively. Depending upon the ultimate resolution of these matters, we believe that it is reasonably possible that the liability for these matters could be as much as 131% greater or 7% lower than the amount accrued at March 31, 2009. The amounts accrued for these matters are reviewed periodically based upon facts and circumstances available at the time. Changes in estimates are charged to Other expense, net in the period estimates are revised.
For more information on the Company’s reclamation and remediation liabilities, see Notes 22 and 26 to the Consolidated Financial Statements.
During the first quarter of 2009 and 2008, capital expenditures were approximately $46 and $16, respectively, to comply with environmental regulations. Ongoing costs to comply with environmental regulations have not been a significant component of operating costs.
Newmont spent $6 and $2, respectively, during the first quarter of 2009 and 2008 for environmental obligations related to the former, primarily historic, mining activities discussed in Note 23 to the Consolidated Financial Statements.
Recently Adopted Accounting Pronouncements
Post-Retirement Benefit Plan
In December 2008, the FASB issued FSP No. FAS 132(R)-1, “Employers’ Disclosures about Post-Retirement Benefit Plan Assets” (“FSP FAS 132(R)-1”), which amends FASB Statement No. 132 “Employers’ Disclosures about Pensions and Other Post-Retirement Benefits” (“FAS 132”), to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other post-retirement plan. The objective of FSP FAS 132(R)-1 is to require more detailed disclosures about employers’ plan assets, including employers’ investment strategies, major categories of plan assets, concentrations of risk within plan assets, and valuation techniques used to measure the fair value of plan assets. We adopted the provisions of FSP FAS 132(R)-1 on January 1, 2009. The provisions of this FSP are not required for earlier periods that are presented for comparative purposes.

Equity Method Investment
In November 2008, the Emerging Issues Task Force (“EITF”) reached consensus on Issue No. 08-6, “Equity Method Investment Accounting Considerations” (“EITF 08-6”), which clarifies the accounting for certain transactions and impairment considerations involving equity method investments. The intent of EITF 08-6 is to provide guidance on (i) determining the initial measurement of an equity method investment, (ii) recognizing other-than-temporary impairments of an equity method investment and (iii) accounting for an equity method investee’s issuance of shares. EITF 08-6 was effective for our fiscal year beginning January 1, 2009 and has been applied prospectively. The adoption of EITF 08-6 had no impact on our consolidated financial position or results of operations.
Equity-Linked Financial Instruments
In June 2008, the EITF reached consensus on Issue No. 07-5, "Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (“EITF 07-5”). EITF 07-5 clarifies the determination of whether an instrument (or an embedded feature) is indexed to an entity’s own stock, which would qualify as a scope exception under FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“FAS 133”). EITF 07-5 was effective for our fiscal year beginning January 1, 2009. The adoption of EITF 07-5 had no impact on our consolidated financial position or results of operations.
Accounting for Convertible Debt Instruments
In May 2008, the FASB issued FSP No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”). FSP APB 14-1 applies to convertible debt instruments that, by their stated terms, may be settled in cash (or other assets) upon conversion, including partial cash settlement, unless the embedded conversion option is required to be separately accounted for as a derivative under FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“FAS 133”). FSP APB 14-1 requires that the liability and equity components of convertible debt instruments within the scope of FSP APB 14-1 be separately accounted for in a manner that reflects the entity’s nonconvertible debt borrowing rate. This requires an allocation of convertible debt proceeds between the liability component and the embedded conversion option (i.e., the equity component). The difference between the principal amount of the debt and the amount of the proceeds allocated to the liability component is reported as a debt discount and subsequently amortized to earnings over the instrument’s expected life using the effective interest method.
During July 2007, we completed an offering of $1,150 convertible senior notes due 2014 and 2017, each in the amount of $575. The 2014 notes, maturing on July 15, 2014, pay interest semi-annually at a rate of 1.25% per annum, and the 2017 notes, maturing on July 15, 2017, pay interest semi-annually at a rate of 1.625% per annum. The notes are convertible, at the holder’s option, equivalent to a conversion price of $46.21 per share of common stock (24,887,956 shares of common stock). In connection with the convertible senior notes offering, we entered into convertible note hedge transactions and warrant transactions (“Call Spread Transactions”). These transactions included the purchase of call options and the sale of warrants. As a result of the Call Spread Transactions, the conversion price of $46.21 was effectively increased to $60.27. As of March 31, 2009, the if-converted value did not exceed its principal amounts.
During February 2009, we completed an offering of $518 convertible senior notes due on February 15, 2012. The notes will pay interest semi-annually at a rate of 3.00% per annum. The notes are convertible, at the holder’s option, equivalent to a conversion price of $46.25 per share of common stock (11,189,189 shares of common stock). As of March 31, 2009, the if-converted value did not exceed its principal amounts.
We have recorded the following in the Consolidated Balance Sheets related to the convertible senior notes:

	As of March 31, 2009			As of December 31, 2008
	Convertible Senior Notes Due			Convertible Senior Notes Due
	2012	2014	2017	2012	2014	2017
Additional paid-in capital	$46	$97	$123	$—	$97	$123

Principal amount of convertible note	$518	$575	$575	$—	$575	$575
Unamortized debt discount	(72)	(122)	(170)	—	(127)	(174)

Net carrying amount of convertible note	$446	$453	$405	$—	$448	$401

FSP APB 14-1 required retrospective application to all periods presented. As a result of adopting FSP APB 14-1, the effective interest rates increased by approximately 5 percentage points to 8.5%, 6.0% and 6.25% for the 2012, 2014 and 2017 notes, respectively, for the non-cash amortization of the debt discount over the lives of the notes. Interest expense was increased by $8 which decreased our Income from continuing operations and Net income by $5 ($0.01 per share) for the three months ended March 31, 2008. Had FSP APB 14-1 been effective in 2008, we would have paid our fourth quarter 2008 dividends out of Additional paid-in capital rather than Retained earnings; therefore, we made the reclassification in 2009. Cash flows from operations were not impacted by the adoption of FSP APB 14-1. The impact on our 2009 opening balance in Retained earnings was as follows:

At December 31,
2008
Balance before application of FSP APB 14-1	$7
Impact of adoption of FSP APB 14-1	(30)
Reclassification of dividends to Additional paid-in capital	27

Balance after application of FSP APB 14-1	$4

Following adoption and the issuance of the 2012 convertible senior notes in February 2009, we will amortize $375 ($244 net of tax) of debt discount over the remaining lives of our convertible senior notes. For the three months ended March 31, 2009, we recorded $6 and $11 of interest expense for the contractual interest coupon and amortization of the debt discount, respectively, related to the convertible senior notes. The remaining unamortized debt discount will be amortized over the remaining 3, 5 and 8 year periods of the 2012, 2014 and 2017 convertible senior notes, respectively.
Accounting for the Useful Life of Intangible Assets
In April 2008, the FASB issued FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”) which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets” (“FAS 142”). The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under FAS 142 and the period of expected cash flows used to measure the fair value of the asset under FASB Statement No. 141 (revised 2007), “Business Combinations” (“FAS 141(R)”). FSP 142-3 was effective for our fiscal year beginning January 1, 2009 and has been applied prospectively to intangible assets acquired after the effective date. The adoption of FSP 142-3 had no impact on our consolidated financial position, results of operations or cash flows.
Derivative Instruments
In March 2008, the FASB issued FASB Statement No. 161, “Disclosure about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133” (“FAS 161”) which provides revised guidance for enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and the related hedged items are accounted for under FAS 133, and how derivative instruments and the related hedged items affect an entity’s financial position, financial performance and cash flows. We adopted the provisions of FAS 161 on January 1, 2009. The adoption of FAS 161 had no impact on our consolidated financial position, results of operation or cash flows. See Note 16 for our derivative instruments disclosure.
Business Combinations
In December 2007, the FASB issued FAS 141(R) which replaces FAS 141, and provides new guidance for recognizing and measuring identifiable assets and goodwill acquired, liabilities assumed, and any noncontrolling interest in the acquiree. FAS 141(R) also provides disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination. We adopted the provisions of FAS 141(R) on January 1, 2009 to be applied to all future business combinations. We expect to complete the acquisition of the remaining 33.33% interest in the Boddington project in the second quarter. See Note 14 for our disclosure regarding the pending Boddington acquisition.
In April 2009, the FASB issued FSP No. FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” (“FSP FAS 141(R)-1”), which amends and clarifies FAS 141(R). The intent of FSP FAS 141(R)-1 is to address application issues on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. This FSP is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after January 1, 2009. We will apply the provisions of FSP FAS 141(R)-1 to all future business combinations. See Note 14 for our disclosure regarding the pending Boddington acquisition.

Noncontrolling Interests
In December 2007, the FASB issued FASB Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51” (“FAS 160”) which establishes accounting and reporting standards pertaining to (i) ownership interests in subsidiaries held by parties other than the parent (”noncontrolling interest”), (ii) the amount of net income attributable to the parent and to the noncontrolling interest, (iii) changes in a parent’s ownership interest, and (iv) the valuation of any retained noncontrolling equity investment when a subsidiary is deconsolidated. If a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary is measured at fair value and a gain or loss is recognized in net income based on such fair value. For presentation and disclosure purposes, FAS 160 requires noncontrolling interests to be classified as a separate component of stockholders’ equity. We adopted the provisions of FAS 160 on January 1, 2009. Except for presentation changes, the adoption of FAS 160 had no impact on our consolidated financial position, results of operation or cash flows.
Fair Value Accounting
In September 2006, the FASB issued FASB Statement No. 157, “Fair Value Measurements” (“FAS 157”). FAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. We adopted the provisions of FAS 157 for assets and liabilities measured at fair value on a recurring basis on January 1, 2008. In February 2008, the FASB staff issued Staff Position No. 157-2 “Effective Date of FASB Statement No. 157” (“FSP FAS 157-2”). FSP FAS 157-2 delayed the effective date of FAS 157 for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. We adopted the provisions of FSP FAS 157-2 for our nonfinancial assets and liabilities measured at fair value on a nonrecurring basis on January 1, 2009. Refer to Note 15 for further details regarding our assets and liabilities measured at fair value.
In April 2009, the FASB issued Staff Position No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4”), which provides additional guidance on determining fair value when the volume and level of activity for an asset or liability have significantly decreased and includes guidance on identifying circumstances that indicate when a transaction is not orderly. In April 2009, the FASB issued Staff Position No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP FAS 115-2 and FAS 124-2”), which: 1) clarifies the interaction of the factors that should be considered when determining whether a debt security is other than temporarily impaired, 2) provides guidance on the amount of an other-than-temporary impairment recognized in earnings and other comprehensive income and 3) expands the disclosures required for other-than-temporary impairments for debt and equity securities. Also in April 2009, the FASB issued Staff Position No. 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1 and APB 28-1”), which requires disclosures about the fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. Adoption of these Staff Positions is required for our interim reporting period beginning April 1, 2009 with early adoption permitted. We adopted the provisions of FSP FAS 157-4, FSP FAS 115-2 and FAS 124-2, and FSP FAS 107-1 and APB 28-1 for the interim period ended March 31, 2009. Refer to Note 15 for further details regarding our assets and liabilities measured at fair value.

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
Cash Flow Hedges
Foreign Currency Contracts
We entered into a series of foreign currency contracts to reduce the variability of the US dollar amount of forecasted foreign currency expenditures caused by changes in currency rates. We entered into IDR/$ forward purchase contracts to hedge up to 80% of our IDR denominated operating expenditures which results in a blended IDR/$ rate realized each period. The hedges are forward purchase contracts with expiration dates ranging up to one year from the date of issue. The principal hedging objective is reduction in the volatility of realized period-on-period IDR/$ rates. For the three months ended March 31, 2009 and 2008, the IDR/$ forward purchase contracts increased Batu Hijau Costs applicable to sales by $2 and reduced Batu Hijau Costs applicable to sales by $1, respectively. As of March 31, 2009, we have hedged 23% of our expected remaining 2009 IDR operating expenditures.
We implemented a multi-year systematic, disciplined layered program to hedge up to 85% of our A$ denominated operating expenditures with forward contracts that have expiration dates ranging up to three years from the date of issue. The principal hedging objective is reduction in the volatility of realized period-on-period $/A$ rates. Each month, fixed forward contracts are obtained to hedge 1/36th of the forecasted monthly A$ operating cost exposure in the rolling three-year hedge period resulting in a blended $/A$ rate realized. For the three months ended March 31, 2009 and 2008, the A$ operating hedge program increased Australia/New Zealand Costs applicable to sales by $16 and reduced Australia/New Zealand Costs applicable to sales by $1, respectively. As of March 31, 2009, we have hedged 63% of our expected remaining 2009 A$ operating expenditures, and 42%, 18% and 6% of our expected 2010, 2011 and 2012 A$ operating expenditures, respectively.
We implemented a multi-year systematic, disciplined layered program to hedge up to 75% of our NZ$ denominated operating expenditures with forward contracts that have expiration dates ranging up to two years from the date of issue. The principal hedging objective is reduction in the volatility of realized period-on-period $/NZ$ rates. Each month, fixed forward contracts are obtained to hedge 1/24th of the forecasted monthly NZ$ operating cost exposure in the rolling two-year hedge period resulting in a blended $/NZ$ rate realized. For the three months ended March 31, 2009 and 2008, the NZ$ operating hedge program increased Australia/New Zealand Costs applicable to sales by $2 and $nil, respectively. As of March 31, 2009, we have hedged 56% of our expected remaining 2009 NZ$ operating expenditures, and 26% and 2% of our expected 2010 and 2011 NZ$ operating expenditures, respectively.
We implemented a program to hedge up to 95% of our A$ denominated capital expenditures related to the construction of Boddington. The program consists of a series of fixed forward contracts and bought call option contracts with expiration dates ranging up to one year from the date of issue. The realized gains and losses associated with the capital expenditure hedge program will impact Amortization during future periods in which the Boddington assets are placed into service and affect earnings. As of March 31, 2009, we have hedged 72% of our expected remaining A$ denominated Boddington capital expenditures for our 66.67% ownership.
All of the foreign currency contracts were designated as cash flow hedges, and as such, the effective portion of unrealized changes in market value have been recorded in Accumulated other comprehensive loss and are recorded in earnings during the period in which the hedged transaction affects earnings. Gains and losses on the derivative representing hedge ineffectiveness are recognized in current earnings.

We had the following foreign currency derivative contracts outstanding at March 31, 2009:

	Expected Maturity Date
					Total/
	2009	2010	2011	2012	Average
IDR Forward Purchase Contracts:
$(millions)	$21	$—	$—	$—	$21
Average rate (IDR/$)	10,646	—	—	—	10,646
IDR notional (millions)	223,568	—	—	—	223,568
A$ Operating Forward Purchase Contracts:
$(millions)	$293	$336	$140	$10	$779
Average rate ($/A$)	0.78	0.76	0.70	0.64	0.75
A$ notional (millions)	377	444	199	16	1,036
NZ$ Operating Forward Purchase Contracts:
$(millions)	$29	$15	$—	$—	$44
Average rate ($/NZ$)	0.65	0.60	—	—	0.63
NZ$ notional (millions)	45	25	—	—	70
A$ Capital Forward Purchase Contracts:
$(millions)	$135	$—	$—	$—	$135
Average rate ($/A$)	0.75	—	—	—	0.75
A$ notional (millions)	179	—	—	—	179
A$ Capital Call Option Contracts:
$(millions)	$6	$—	$—	$—	$6
Average rate ($/A$)	0.69	—	—	—	0.69
A$ notional (millions)	9	—	—	—	9
Diesel Fixed Forward Contracts
We implemented a program to hedge up to 66% of our operating cost exposure related to diesel prices of fuel consumed at our Nevada operations to reduce the variability in the diesel prices realized. The program consists of a series of financially settled fixed forward contracts with expiration dates of up to two years from the date of issue. For the three months ended March 31, 2009 and 2008, the Nevada diesel hedge program increased Nevada Costs applicable to sales by $7 and $nil, respectively. The contracts have been designated as cash flow hedges of future diesel purchases, and as such, the effective portion of unrealized changes in the market value have been recorded in Accumulated other comprehensive loss and are recorded in earnings during the period in which the hedged transaction affects earnings. Gains and losses on the derivative representing hedge ineffectiveness are recognized in current earnings. As of March 31, 2009, we have hedged 46% of our expected remaining 2009 Nevada diesel expenditures, and 5% and 3% of our expected 2010 and 2011 Nevada diesel expenditures, respectively.
We had the following diesel derivative contracts outstanding at March 31, 2009:

	Expected Maturity Date
				Total/
	2009	2010	2011	Average
Diesel Forward Purchase Contracts:
$(millions)	$30	$3	$1	$34
Average rate ($/gallon)	2.09	1.68	1.91	2.04
Diesel gallons (millions)	14	2	1	17
Fair Value Hedges
Interest Rate Swap Contracts
At March 31, 2009, we had $100 fixed to floating swap contracts designated as a hedge against a portion of its 8 5/8% debentures. The interest rate swap contracts were transacted to provide balance to our mix of fixed and floating rate debt. Under the hedge contract terms, we receive fixed-rate interest payments at 8.625% and pay floating-rate interest amounts based on periodic London Interbank Offered Rate (“LIBOR”) settings plus a spread, ranging from 2.60% to 3.49%. The interest rate swap contracts were designated as fair value hedges, and as such, changes in fair value have been recorded in income in each period, consistent with recording changes to the mark-to-market value of the underlying hedged liability in income. Changes in the mark-to-market value of the effective portion of the interest rate swap contracts are recognized as a component of Interest expense, net. The hedge contracts decreased Interest expense, net by $1 and $nil for the three months ended March 31, 2009 and 2008, respectively. For the three months ended March 31, 2009 and 2008, gains of $nil and $3, respectively, were included in Other income, net of the ineffective portion of derivative instruments designated as fair value hedges.

Derivative Instrument Fair Values
We had the following derivative instruments designated as hedges under FAS 133 with fair values at March 31, 2009 and December 31, 2008:

	Fair Values of Derivative Instruments
	At March 31, 2009
	Other	Other	Other	Other
	Current	Long-Term	Current	Long-Term
	Assets	Assets	Liabilities	Liabilities
Foreign currency exchange contracts:
IDR operating forward purchase contracts	$—	$—	$2	$—
NZ$ operating forward contracts	—	—	5	—
A$ forward purchase contracts	7	2	63	36
Diesel forward contracts	—	—	11	—
Interest rate swap contracts	1	8	—	—

Total derivative instruments (Notes 20 and 22)	$8	$10	$81	$36

	Fair Values of Derivative Instruments
	At December 31, 2008
	Other	Other	Other	Other
	Current	Long-Term	Current	Long-Term
	Assets	Assets	Liabilities	Liabilities
Foreign currency exchange contracts:
IDR operating forward purchase contracts	$—	$—	$4	$—
NZ$ operating forward contracts	—	—	5	1
A$ forward purchase contracts	3	1	87	42
A$ call option contracts	1	—	—	—
Diesel forward contracts	—	—	15	—
Interest rate swap contracts	2	7	—	—

Total derivative instruments (Notes 20 and 22)	$6	$8	$111	$43

The following tables show the location and amount of (losses) gains reported in the Company’s Consolidated Financial Statements related to the Company’s cash flow and fair value hedges and the losses recorded for the hedged item related to the fair value hedges.

	Foreign Currency
	Exchange Contracts		Diesel Forward Contracts
	2009	2008	2009	2008
For the three months ended March 31,
Cash flow hedging relationships:
(Loss) gain recognized in other comprehensive loss (effective portion)	$(24)	$26	$(3)	$—
(Loss) gain reclassified from Accumulated other comprehensive loss into income (effective portion) (1)	(21)	2	(7)	—

	$(45)	$28	$(10)	$—

(1)	The (loss) gain for the effective portion of cash flow hedges reclassified from Accumulated other comprehensive loss is recorded in Costs applicable to sales.

The amount to be reclassified from Accumulated other comprehensive loss, net of tax to income for derivative instruments during the next 12 months is a loss of approximately $31.

	Interest Rate		8 5/8% Debentures
	Swap Contracts		(Hedged Portion)
	2009	2008	2009	2008
For the three months ended March 31,
Fair value hedging relationships:
Gain (loss) recognized in income (effective portion) (1)	$1	$—	$(1)	$—
Gain (loss) recognized in income (ineffective portion) (2)	—	3	(1)	—

	$1	$3	$(2)	$—

(1)	The gain (loss) recognized for the effective portion of fair value hedges and the underlying hedged debt is included in Interest expense, net.

(2)	The ineffective portion recognized for fair value hedges and the underlying hedged debt is included in Other income, net.
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
LME copper prices averaged $1.56 per pound during the first quarter of 2009, compared with our recorded average provisional price of $1.62 per pound before mark-to-market gains and treatment and refining charges. The applicable forward copper price at the end of the quarter was $1.83 per pound. During the first quarter of 2009, increasing copper prices resulted in a provisional pricing mark-to-market gain of $29 ($0.30 per pound). At March 31, 2009, we had copper sales of 86 million pounds priced at an average of $1.83 per pound, subject to final pricing over the next several months. The LME closing settlement price for copper on April 22, 2009 was $2.02 per pound. Assuming that the April 22, 2009 quarter-to-date average pricing of $1.64 per pound and average forward price of $2.01 per pound were applied to the March 31 provisionally priced sales, the weighted-average price for these sales would be approximately $1.90 per pound and would result in an increase to second-quarter 2009 revenues of approximately $7.
The average London P.M. fix was $908 per ounce during the first quarter of 2009, compared with our recorded average provisional price of $905 per ounce before mark-to-market gains and treatment and refining charges. The applicable forward gold price at the end of the quarter was $921 per ounce. During the first quarter of 2009, changes in gold prices resulted in a provisional pricing mark-to-market gain of $1 ($1 per ounce). At March 31, 2009, we had gold sales of 51,000 ounces priced at an average of $921 per ounce, subject to final pricing in the second quarter of 2009. The London P.M. fix on April 22, 2009 was $886 per ounce. Assuming that the April 22, 2009 quarter-to-date average pricing of $905 per ounce and average forward price of $890 per ounce were applied to the March 31 provisionally priced sales, the weighted-average price for these sales would be approximately $900 per ounce and would result in a decrease to second-quarter 2009 revenues of approximately $1.
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

PART II—OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS.
Information regarding legal proceedings is contained in Note 27 to the Consolidated Financial Statements contained in this Report and is incorporated herein by reference.
ITEM 2. ISSUER PURCHASES OF EQUITY SECURITIES.

(c)
				Total Number of	(d)
	(a)			Shares Purchased	Maximum Number (or
	Total		(b)	as	Approximate Dollar Value) of
	Number		Average	Part of Publicly	Shares that may yet be
	of Shares		Price Paid	Announced Plans	Purchased under the Plans or
Period	Purchased		Per Share	or Programs	Programs

January 1, 2009 through January 31, 2009	—		—	—	N/A

February 1, 2009 through February 28, 2009	202	(1)	$43.19	—	N/A

March 1, 2009 through March 31, 2009	—		—	—	N/A

(1)	Represents shares delivered to the Company from restricted stock units held by a Company employee upon vesting for purpose of covering the recipient’s tax withholding obligations.
ITEM 6. EXHIBITS.

(a)	The exhibits to this report are listed in the Exhibit Index.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Newmont Mining Corporation (Registrant)
Date: April 30, 2009	/s/ RUSSELL BALL
Russell Ball
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: April 30, 2009	/s/ ROGER P. JOHNSON
Roger P. Johnson
Vice President and Chief Accounting Officer (Principal Accounting Officer)

S-1

NEWMONT MINING CORPORATION
EXHIBIT INDEX

Exhibit Number	Description
10.1	Form of Award Agreement for Executive Officers to grant restricted stock units pursuant to Registrant’s 2005 Stock Incentive Plan, filed herewith.

10.2	Summary of Non-Employee Director Compensation and Benefits, effective January 1, 2009, filed herewith.

12.1	Computation of Ratio of Earnings to Fixed Charges, filed herewith.

31.1	Certification Pursuant to Rule 13A-14 or 15-D-14 of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 signed by the Principal Executive Officer, filed herewith.

31.2	Certification Pursuant to Rule 13A-14 or 15-D-14 of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 signed by the Chief Financial Officer, filed herewith.

32.1	Statement Required by 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed by Principal Executive Officer, filed herewith.(1)

32.2	Statement Required by 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed by Chief Financial Officer, filed herewith.(1)

101	The following materials from the Quarterly Report on Form 10-Q of Newmont Mining Corporation for the three months ended March 31, 2009, filed on April, 30, 2009, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Income, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Cash Flows, (iv) document and entity information, and (v) related notes to these financial statements tagged as blocks of text. Users of this data are advised pursuant to Rule 401 of Regulation S-T that the financial information contained in the XBRL document is unaudited and these are not the officially publicly filed financial statements of Newmont Mining Corporation. The purpose of submitting these XBRL formatted documents is to test the related format and technology and, as a result, investors should continue to rely on the official filed version of the furnished documents and not rely on this information in making investment decisions. In accordance with Rule 402 of Regulation S-T, the information in this Exhibit 100 shall not be deemed “filed” for the purposes of section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liability of that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by the specific reference in such filing.

(1) This document is being furnished in accordance with SEC Release Nos. 33-8212 and 34-47551.

E-1