Form 10-K/A
period 2008-12-31
NEWMONT MINING CORP /DE/
filed 2009-06-08
CIK 1164727

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
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

Explanatory Note
This Amendment No. 1 on Form 10-K/A (the “Amendment”) amends Newmont Mining Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 (the “Form 10-K”), as filed with the Securities and Exchange Commission on February 19, 2009, and is being filed solely to amend the report of Independent Registered Public Accounting Firm (the “Audit Report”) contained in Item 8 of the Form 10-K to correct a typographical error in the date of the Audit Report from February 18, 2008 to February 18, 2009.
Pursuant to Rule 12b-15 promulgated under the Securities Exchange Act of 1934, as amended, we have repeated the entire text of Item 8 of the Form 10-K in this Amendment. However, there have been no changes to the text of such item other than the change stated in the immediately preceding paragraph.
This Amendment includes a new consent of Independent Registered Public Accounting Firm as exhibit 23.1 hereto and new certifications by our Principal Executive Officer and Principal Financial Officer pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 as exhibits 31.1, 31.2, 32.1 and 32.2 hereto.
Except as expressly set forth above, this Amendment does not, and does not purport to, amend, update or restate the information in any other item of the Form 10-K or reflect any events that have occurred after the filing of the original Form 10-K. Please refer to the Company’s Current Reports on Form 8-K and Form 10-Q for the period ended March 31, 2009 for such subsequent events or transactions.

i

Page

PART II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	1

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES	78

SIGNATURES	79

EXHIBIT INDEX

Exhibit 23.1
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2

ii

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
/s/ PricewaterhouseCoopers LLP
Denver, Colorado
February 18, 2009

NEWMONT MINING CORPORATION
STATEMENTS OF CONSOLIDATED INCOME (LOSS)

	Years Ended December 31,
	2008	2007	2006
	(in millions, except per share)
Revenues
Sales — gold, net	$5,447	$4,305	$4,211
Sales — copper, net	752	1,221	671

	6,199	5,526	4,882

Costs and expenses
Costs applicable to sales — gold (1)	2,745	2,404	2,043
Costs applicable to sales — copper (2)	399	450	292
Loss on settlement of price-capped forward sales contracts (Note 3)	—	531	—
Midas redevelopment (Note 4)	—	11	—
Amortization	747	695	589
Accretion	32	29	27
Exploration	214	177	166
Advanced projects, research and development (Note 5)	166	62	81
General and administrative	144	142	136
Write-down of goodwill (Note 20)	—	1,122	—
Write-down of property, plant and mine development (Note 19)	137	10	3
Other expense, net (Note 6)	360	246	251

	4,944	5,879	3,588

Other income (expense)
Other income, net (Note 7)	123	106	53
Interest expense, net of capitalized interest of $47, $50 and $57, respectively	(102)	(105)	(97)

	21	1	(44)

Income (loss) from continuing operations before income tax, minority interest and equity (loss) income of affiliates	1,276	(352)	1,250
Income tax expense (Note 8)	(113)	(200)	(326)
Minority interest in income of consolidated subsidiaries (Note 9)	(329)	(410)	(363)
Equity (loss) income of affiliates (Note 10)	(5)	(1)	2

Income (loss) from continuing operations	829	(963)	563
Income (loss) from discontinued operations (Note 11)	24	(923)	228

Net income (loss)	$853	$(1,886)	$791

Income (loss) from continuing operations per common share, basic	$1.83	$(2.13)	$1.25
Income (loss) from discontinued operations per common share, basic	0.05	(2.04)	0.51

Net income (loss) per common share, basic (Note 12)	$1.88	$(4.17)	$1.76

Income (loss) from continuing operations per common share, diluted	$1.82	$(2.13)	$1.25
Income (loss) from discontinued operations per common share, diluted	0.05	(2.04)	0.50

Net income (loss) per common share, diluted (Note 12)	$1.87	$(4.17)	$1.75

Basic weighted-average common shares outstanding	454	452	450

Diluted weighted-average common shares outstanding	455	452	452

Cash dividends declared per common share	$0.40	$0.40	$0.40

(1)	Exclusive of Loss on settlement of price-capped forward sales contracts, Midas redevelopment, Amortization and Accretion.

(2)	Exclusive of Amortization and Accretion.
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
The Company follows Financial Accounting Standards Board (“FASB”) Interpretation No. 46(R) “Consolidation of Variable Interest Entities” (“FIN 46(R)”), which provides guidance on the identification and reporting for entities over which control is achieved through means other than voting rights. FIN 46(R) defines such entities as Variable Interest Entities (“VIEs”). Prior to May 25, 2007, the Company considered PT Newmont Nusa Tenggara (“PTNNT” or “Batu Hijau”) a VIE since a minority interest’s 20% ownership in PTNNT was not obligated to absorb the expected losses of the entity. On May 25, 2007, the minority partner fully repaid the loan (including accrued interest) and as a result, the Company’s economic interest was reduced from 52.875% to 45%. The Company determined that the repayment of the loan by the minority interest and the reduction of its economic interest was a reconsideration event according to FIN 46(R) and concluded that PTNNT was no longer a VIE.
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

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(dollars in millions, except per share, per ounce and per pound amounts)
Asset Impairment
Long-lived Assets
The Company reviews and evaluates its long-lived assets for impairment when events or changes in circumstances indicate that the related carrying amounts may not be recoverable. An impairment is considered to exist if the total estimated future cash flows on an undiscounted basis are less than the carrying amount of the assets, including goodwill, if any. An impairment loss is measured and recorded based on discounted estimated future cash flows. Future cash flows are estimated based on quantities of recoverable minerals, expected gold and other commodity prices (considering current and historical prices, trends and related factors), production levels, operating costs, capital requirements and reclamation costs, all based on life-of-mine plans. Existing proven and probable reserves and value beyond proven and probable reserves, including mineralization that is not part of the measured, indicated or inferred resource base, are included when determining the fair value of mine site reporting units at acquisition and, subsequently, in determining whether the assets are impaired. The term “recoverable minerals” refers to the estimated amount of gold or other commodities that will be obtained after taking into account losses during ore processing and treatment. Estimates of recoverable minerals from such exploration stage mineral interests are risk adjusted based on management’s relative confidence in such materials. In estimating future cash flows, assets are grouped at the lowest level for which there are identifiable cash flows that are largely independent of future cash flows from other asset groups. The Company’s estimates of future cash flows are based on numerous assumptions and it is possible that actual future cash flows will be significantly different than the estimates, as actual future quantities of recoverable minerals, gold and other commodity prices, production levels and operating costs of production and capital are each subject to significant risks and uncertainties.
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

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
Recently Adopted Pronouncements
Variable Interest Entities
In December 2008, the FASB issued Staff Position No. FAS 140-4 and FIN 46(R)-8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities” (“FSP FAS 140-4 and FIN 46(R)-8”). This FSP amends FASB Statement No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” to require public entities to provide additional disclosures about transfers of financial assets. It also amends FIN 46(R) to require public enterprises to provide additional disclosures about their involvement with VIEs. FSP FAS 140-4 and FIN 46(R)-8 is effective for the Company’s fiscal year ending December 31, 2008. Newmont has adopted the disclosure requirements of FSP FAS 140-4 and FIN 46(R)-8 in the Company’s VIE disclosures.
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

NEWMONT MINING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

NEWMONT MINING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

NEWMONT MINING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

NEWMONT MINING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

NEWMONT MINING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

NEWMONT MINING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(dollars in millions, except per share, per ounce and per pound amounts)
NOTE 4 MIDAS REDEVELOPMENT
In June 2007, a fatal accident occurred at the Midas mine in Nevada, which resulted in a temporary suspension of operations at the mine to initiate rescue and subsequent recovery efforts. As a result, the Mine Safety and Health Administration (“MSHA”) issued an order requiring operations to temporarily cease at the mine. During the third and fourth quarters of 2007, activities were undertaken, at the direction of MSHA, to regain entry into the mine in order to resume commercial production which restarted in October 2007. The redevelopment and holding costs of $11 in 2007 included access development, inspection, preventative repairs and road and mill maintenance.
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
The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. Federal, state and local, and non-U.S. income tax examinations by tax authorities for years before 2005. As a result of (i) statute of limitations that will begin to expire within the next 12 months in various jurisdictions, and (ii) possible settlements of audit-related issues with taxing authorities in various jurisdictions with respect to which none of the issues are individually significant, the Company believes that it is reasonably possible that the total amount of its net unrecognized income tax benefits will decrease between $3 to $5 in the next 12 months.
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

NEWMONT MINING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

NEWMONT MINING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

NEWMONT MINING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
The following table details selected financial information included in the Income (loss) from discontinued operations in the Consolidated Statements of Income (Loss):

	Years Ended December 31,
	2008	2007	2006
Sales — gold, net	$––	$119	$157

Income from operations:
Royalty portfolio	$6	$123	$67
Pajingo	––	8	12
Zarafshan	––	––	6

	6	131	85

Gain on sale of operations:
Pajingo	1	8	––
Zarafshan	––	77	––
Holloway	––	––	13

	1	85	13

Gain on sale of royalty assets	––	905	––
Gain on sale of Alberta oil sands project	––	––	266
Gain on sale of Martabe	––	––	30
Loss on impairment of goodwill and other assets	––	(1,665)	(101)

Pre-tax income (loss)	7	(544)	293
Income tax benefit (expense)	17	(379)	(65)

Income (loss) from discontinued operations	$24	$(923)	$228

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

$394

The following table details selected financial information included in Net cash (used in) provided from discontinued operations and investing activities and financing activities of discontinued operations:

	Years Ended December 31,
	2008	2007	2006
Net cash (used in) provided from discontinued operations:
Income (loss) from discontinued operations	$24	$(923)	$228
Amortization	––	46	51
Deferred income taxes	––	55	37
Gain on asset sales, net	––	(990)	(309)
Gain on sale of investments, net	––	(46)	(13)
Loss on impairment of goodwill	––	1,665	––
Other operating adjustments and write-downs	––	18	96
(Decrease) increase in net operating liabilities	(135)	313	6

	$(111)	$138	$96

Net cash (used in) provided from investing activities of discontinued operations:
Proceeds from asset sales, net	$(6)	$1,274	$353
Proceeds from sale of marketable securities	––	90	8
Additions to property, plant and mine development	––	(6)	(20)
Investments in marketable securities	––	(2)	(10)
Other	––	(2)	7

	$(6)	$1,354	$338

Net cash used in financing activities of discontinued operations:
Repayment of debt	$––	$––	$(7)

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

NEWMONT MINING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

	Years Ended December 31,
	2008	2007	2006
Numerator:
Income (loss) from continuing operations	$829	$(963)	$563
Income (loss) from discontinued operations	24	(923)	228

Net income (loss)	$853	$(1,886)	$791

Denominator (common shares – millions):
Basic	454	452	450
Effect of employee stock based awards	1	––	2

Diluted	455	452	452

Income (loss) per common share
Basic:
Income (loss) from continuing operations	$1.83	$(2.13)	$1.25
Income (loss) from discontinued operations	0.05	(2.04)	0.51

Net income (loss)	$1.88	$(4.17)	$1.76

Diluted:
Income (loss) from continuing operations	$1.82	$(2.13)	$1.25
Income (loss) from discontinued operations	0.05	(2.04)	0.50

Net income (loss)	$1.87	$(4.17)	$1.75

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

NEWMONT MINING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

NEWMONT MINING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(dollars in millions, except per share, per ounce and per pound amounts)
Newmont had the following foreign currency derivative contracts outstanding at December 31, 2008:

	Expected Maturity Date				Fair Value
				Total/	At December 31,
	2009	2010	2011	Average	2008	2007
IDR Forward Purchase Contracts:
$(millions)	$35	$––	$––	$35	$(4)(1)		$(1)(1)
Average rate (IDR/$)	10,238	––	––	10,238
A$ Operating Forward Purchase Contracts:
$(millions)	$376	$282	$85	$743	$(85)(2)	$	––(2)
Average rate ($/A$)	0.79	0.78	0.74	0.78
NZ$ Operating Forward Purchase Contracts:
$(millions)	$37	$12	$––	$49	$(6)(3)	$	––(3)
Average rate ($/NZ$)	0.67	0.62	––	0.66
A$ Capital Forward Purchase Contracts:
$(millions)	$325	$––	$––	$325	$(40)(4)		$(1)(4)
Average rate ($/A$)	0.80	––	––	0.80
A$ Capital Call Option Contracts:
$(millions)	$28	$––	$––	$28	$1 (4)		$1 (4)
Average rate ($/A$)	0.70	––	––	0.70

(1)	The fair value of the IDR operating forward purchase contracts includes $4 and $1 in Other current liabilities as of December 31, 2008 and December 31, 2007, respectively.

(2)	The fair value of the A$ operating forward purchase contracts includes $1 in Other current assets, $1 in Other long-term assets, $45 in Other current liabilities, and $42 in Other long-term liabilities as of December 31, 2008. The fair value of the A$ operating forward purchase contracts included $2 in Other current assets, $2 in Other long-term assets, $1 in Other current liabilities, and $3 in Other long-term liabilities as of December 31, 2007.

(3)	The fair value of the NZ$ operating forward purchase contracts includes $5 in Other current liabilities and $1 in Other long-term liabilities as of December 31, 2008.

(4)	The fair value of the capital hedge program related to the construction of the Boddington project includes $3 in Other current assets for A$ bought call option and forward purchase contracts and $42 in Other current liabilities for A$ forward purchase contracts as of December 31, 2008. The fair value of the capital hedge program included $1 in Other current assets for A$ bought call option contracts and $1 in Other current liabilities for A$ forward purchase contracts as of December 31, 2007.
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

NEWMONT MINING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(dollars in millions, except per share, per ounce and per pound amounts)
Newmont had the following diesel derivative contracts outstanding at December 31, 2008:

	Expected Maturity Date		Fair Value
		Total/	At December 31,		At December 31,
	2009	Average	2008		2007
Diesel Forward Purchase Contracts:
$(millions)	$37	$37	$(15	) (1)	$––
Average rate ($/gallon)	2.49	2.49

(1)	The fair value of the diesel forward purchase contracts includes $15 in Other current liabilities as of December 31, 2008.
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

NEWMONT MINING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

NEWMONT MINING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
The following tables present the gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by length of time that the individual securities have been in a continuous unrealized loss position:

	Less than 12 Months		12 Months or Greater		Total
		Unrealized		Unrealized		Unrealized
As of December 31, 2008	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Marketable equity securities	$6	$6	$––	$––	$6	$6
Marketable debt securities	22	3	5	2	27	5

	$28	$9	$5	$2	$33	$11

	Less than 12 Months		12 Months or Greater		Total
		Unrealized		Unrealized		Unrealized
As of December 31, 2007	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Marketable equity securities	$16	$7	$––	$––	$16	$7
Marketable debt securities	5	2	––	––	5	2

	$21	$9	$––	$––	$21	$9

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

NEWMONT MINING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(dollars in millions, except per share, per ounce and per pound amounts)
NOTE 19 PROPERTY, PLANT AND MINE DEVELOPMENT

		At December 31, 2008			At December 31, 2007
	Depreciable		Accumulated	Net Book		Accumulated	Net Book
	Life	Cost	Amortization	Value	Cost	Amortization	Value
	(in years)

Land	—	$105	$—	$105	$88	$—	$88
Facilities and equipment	1–25	9,158	(4,411)	4,747	7,786	(4,110)	3,676
Mine development	1–25	2,063	(933)	1,130	1,951	(896)	1,055
Mineral interests	1–25	2,767	(563)	2,204	2,830	(509)	2,321
Asset retirement cost	1–25	384	(191)	193	335	(165)	170
Construction-in-progress	—	1,753	—	1,753	1,830	—	1,830

		$16,230	$(6,098)	$10,132	$14,820	$(5,680)	$9,140

Leased assets included above in facilities and equipment	2–18	$425	$(268)	$157	$378	$(228)	$150

		At December 31, 2008			At December 31, 2007
		Gross			Gross
	Amortization	Carrying	Accumulated	Net Book	Carrying	Accumulated	Net Book
Mineral Interests	Period	Value	Amortization	Value	Value	Amortization	Value
	(in years)

Production stage	1–25	$804	$(556)	$248	$766	$(502)	$264
Development stage	—	372	—	372	386	—	386
Exploration stage	—	1,591	(7)	1,584	1,678	(7)	1,671

		$2,767	$(563)	$2,204	$2,830	$(509)	$2,321

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
NOTE 21 DEBT

	At December 31,
	2008		2007
	Current	Non-Current	Current	Non-Current
Sale-leaseback of refractory ore treatment plant	$24	$188	$22	$212
8 5/8% debentures, net of discount (due 2011)	—	214	—	218
Corporate revolving credit facility (due 2012)	—	757	—	—
2014 convertible senior notes	—	575	—	575
2017 convertible senior notes	—	575	—	575
5 7/8% notes, net of discount (due 2035)	—	597	—	597
Newmont Australia 7 5/8% guaranteed notes	—	—	119	—
PTNNT project financing facility	87	219	87	306
PTNNT shareholder loans	18	—	—	—
Yanacocha credit facility	14	62	14	76
Yanacocha bonds	—	100	—	100
Ahafo project facility	9	66	—	—
Other project financings and capital leases	17	20	13	24

	$169	$3,373	$255	$2,683

Scheduled minimum debt repayments are $169 in 2009, $156 in 2010, $329 in 2011, $901 in 2012, $115 in 2013 and $1,872 thereafter.

NEWMONT MINING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

NEWMONT MINING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
The project financing facility is non-recourse to Newmont and substantially all of PTNNT’s assets are pledged as collateral. The carrying value of the property, plant and mine development was $1,359 and $1,428 as of December 31, 2008 and 2007, respectively. Under the terms of the project financing facility, PTNNT must maintain an escrow account for the next interest and principle installment due in order to make any restricted payments. In November 2008, PTNNT made its principal and interest payments from the escrow account. Therefore, PTNNT cannot make any dividend or other restricted payments until the escrow account is replenished. As of December 31, 2007, the escrow account balance was $57 and was included in Other long-term assets.
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

NEWMONT MINING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(dollars in millions, except per share, per ounce and per pound amounts)
$100 Credit Facility. During 2006, Yanacocha entered into an uncollateralized $100 bank financing with a syndicate of Peruvian commercial banks. Quarterly repayments commenced in May 2007 with final maturity May 2014. Payments of $14 and $10 were made in 2008 and 2007, respectively. Borrowings under the facility bear interest at a rate of LIBOR plus 1.875%. The loan is uncollateralized and non-recourse to Newmont. The estimated fair value of this credit facility approximates the carrying value as of December 31, 2008.
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

NEWMONT MINING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

NEWMONT MINING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

NEWMONT MINING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(dollars in millions, except per share, per ounce and per pound amounts)
The following is the funding status of the plans — plan assets in excess (deficit) of benefit obligation:

	2008			2007
		Market value			Market value
		of plan	Funded		of plan	Funded
	PBO	assets	status	PBO	assets	status
Qualified plan — salaried employees	$395	$232	$(163)	$309	$278	$(31)
Non-qualified plan — salaried employees	30	—	(30)	41	—	(41)
Qualified plan — hourly employees	44	36	(8)	38	45	7
Non-qualified plan — Indonesian employees	19	—	(19)	23	—	(23)
Other plans	30	10	(20)	36	18	(18)

	$518	$278	$(240)	$447	$341	$(106)

The following table provides the net amounts recognized in the consolidated balance sheets as of December 31:

	Pension Benefits		Other Benefits
	2008	2007	2008	2007
Prepaid pension asset	$—	$7	$—	$—
Accrued employee benefit liability	$240	$113	$89	$68
Accumulated other comprehensive (loss) income:
Net actuarial loss (gain)	$261	$81	$(9)	$(28)
Prior service cost (credit)	9	10	(6)	(7)

	270	91	(15)	(35)
Less: Income taxes	(94)	(32)	5	12

	$176	$59	$(10)	$(23)

The following table provides the components of the net periodic pension and other benefit costs for the years ended December 31:

	Pension Benefit Costs			Other Benefit Costs
	2008	2007	2006	2008	2007	2006
Service cost	$15	$18	$18	$2	$3	$3
Interest cost	29	27	24	5	5	4
Expected return on plan assets	(28)	(22)	(18)	—	—	—
Amortization of loss (gain)	3	6	8	(2)	—	—
Amortization of prior service cost (credit)	1	1	1	(1)	(1)	(1)
Amendments	—	—	9	—	—	(2)
Settlements	13	17	—	—	—	—

	$33	$47	$42	$4	$7	$4

NEWMONT MINING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

	Pension Benefits			Other Benefits
	2008	2007	2006	2008	2007	2006
Net loss (gain)	$196	$(9)	$(7)	$17	$(19)	$(11)
Amortization of net (loss) gain	(16)	(23)	(8)	2	—	—
Amortization of prior service (cost) credit	(1)	(1)	(1)	1	1	1

Total recognized in Other comprehensive loss (income)	$179	$(33)	$(16)	$20	$(18)	$(10)

Total recognized in net periodic benefit cost and Other comprehensive loss (income)	$212	$14	$26	$24	$(11)	$(6)

The following table provides the components of the expected recognition in 2009 of amounts in Accumulated other comprehensive (loss) income:

	Pension Benefits	Other Benefits
Net actuarial loss (gain)	$8	$(2)
Prior service cost	1	(1)

	$9	$(3)

Significant assumptions were as follows:

	Pension Benefits		Other Benefits
	As of December 31,		As of December 31,
	2008	2007	2008	2007
Weighted-average assumptions used in measuring the Company’s benefit obligation:
Discount rate	6.05%	6.8%	6.05%	6.8%
Rate of compensation increase	5.0%	5.0%	5.0%	5.0%

	Pension Benefits			Other Benefits
	Years Ended December 31,			Years Ended December 31,
	2008	2007	2006	2008	2007	2006
Weighted-average assumptions used in measuring the net periodic pension benefit cost:
Discount long-term rate	6.8%	5.9%	5.75%	6.8%	5.9%	5.75%
Expected return on plan assets	8.0%	8.0%	8.0%	N/A	N/A	N/A
Rate of compensation increase .	5.0%	4.0%	4.0%	5.0%	4.0%	4.0%
Yield curves matching our benefit obligations were derived using a cash flow analysis under the Citigroup pension discount curve. The Citigroup pension discount curve shows the relationship between interest rates and duration for hypothetical zero coupon investments. Under this approach, Treasury par curve data is used to set the shape of the yield curve and calculate the AA corporate spot yield at each maturity. The resulting curve was used to identify a discount rate for the Company of 6.05% and 6.8% in 2008 and 2007, respectively, based on the timing of future benefit payments. The decision to use 8% as the expected long-term return on plan assets was made based on an analysis of the actual plan asset returns over multiple time horizons and review of assumptions used by other U.S. corporations with defined benefit plans of similar size and investment strategy and is reviewed periodically by the audit committee. The average actual return on plan assets during the 20 years ended December 31, 2008 approximated 9%.

NEWMONT MINING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

	One-percentage-	One-percentage-
	point	point
	Increase	Decrease

Effect on total of service and interest cost components of net periodic post-retirement health care benefit cost	$1	$(1)
Effect on the health care component of the accumulated post-retirement benefit obligation	$13	$(10)
Cash Flows
Benefit payments expected to be paid to plan participants are as follows:

	Pension	Other Benefit
	Benefits	Plans
2009	$25	$4
2010	21	4
2011	21	4
2012	24	4
2013	28	5
2014 through 2018	175	29

	$294	$50

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

NEWMONT MINING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
The value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model. The Black-Scholes option-pricing model requires the input of subjective assumptions, including the expected term of the option award and stock price volatility. The expected term of options granted is derived from historical data on employee exercise and post-vesting employment termination experience. Expected volatility is based on the historical volatility of our stock at the time grants are issued (generally in April). These estimates involve inherent uncertainties and the application of management judgment. In addition, we are required to estimate the expected forfeiture rate and only recognize expense for those options expected to vest. As a result, if other assumptions had been used, our recorded stock based compensation expense would have been different from that reported. The Black-Scholes option-pricing model used the following assumptions:

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

NEWMONT MINING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(dollars in millions, except per share, per ounce and per pound amounts)
The following table summarizes information about stock options outstanding as of December 31, 2008:

	Options Outstanding			Options Exercisable
		Weighted
		Average
		Remaining	Weighted		Weighted
		Contractual	Average		Average
Range of Exercise	Number	Life	Exercise	Number	Exercise
Prices	Outstanding	(in years)	Price	Exercisable	Price
$0 to $20	110,762	0.8	$18.37	110,762	$18.37
$20 to $30	1,177,114	5.0	$26.15	877,114	$25.89
$30 to $40	426,666	6.3	$38.05	429,962	$38.05
$40 to $50	3,849,462	7.3	$44.59	2,340,630	$45.15
$50+	899,000	7.3	$57.71	706,007	$57.71

	6,463,004	5.3	$42.17	4,464,475	$42.01

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

NEWMONT MINING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

NEWMONT MINING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
NOTE 28 NET CHANGE IN OPERATING ASSETS AND LIABILITIES
Net cash provided from operations attributable to the net change in operating assets and liabilities is composed of the following:

	Years Ended December 31,
	2008	2007	2006
Decrease (increase) in operating assets:
Trade and accounts receivable	$80	$17	$(110)
Inventories, stockpiles and ore on leach pads .	(354)	(95)	(382)
EGR refinery assets	38	—	—
Other assets	(209)	6	(25)
(Decrease) increase in operating liabilities:
Accounts payable and other accrued liabilities	(55)	(629)	230
EGR refinery liabilities	(38)	—	—
Reclamation liabilities (Note 25)	(104)	(54)	(60)

	$(642)	$(755)	$(347)

The decrease in accounts payable and other accrued liabilities in 2007 includes $276 from the settlement of pre-acquisition Australian income taxes of Normandy and $174 from the final settlement of copper collar contracts.

NEWMONT MINING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

NEWMONT MINING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

NEWMONT MINING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(dollars in millions, except per share, per ounce and per pound amounts)

			Australia/
			New	Batu		Other
	Nevada	Yanacocha	Zealand	Hijau	Africa	Operations
Year Ended December 31, 2008
Sales, net:
Gold	$1,929	$1,613	$1,050	$261	$435	$158
Copper	$—	$—	$—	$752	$—	$—
Cost applicable to sales:
Gold	$1,022	$637	$655	$124	$205	$102
Copper	$—	$—	$—	$399	$—	$—
Amortization:
Gold	$246	$170	$122	$25	$63	$18
Copper	$—	$—	$—	$80	$—	$—
Other	$—	$—	$3	$—	$—	$—
Accretion	$6	$10	$5	$8	$1	$2
Exploration	$—	$—	$—	$—	$—	$—
Advanced projects, research and development	$12	$6	$9	$2	$12	$4
Write-down of property, plant and mine development	$4	$—	$2	$10	$—	$—
Other expense	$45	$76	$83	$44	$17	$18
Other income, net	$7	$11	$51	$5	$14	$2
Interest expense, net of capitalized interest	$—	$8	$—	$23	$—	$1
Pre-tax income (loss) before minority interest and equity loss of affiliates	$600	$717	$219	$301	$151	$14
Equity loss of affiliates	$—	$—	$(5)	$—	$—	$—
Capital expenditures	$337	$239	$962	$84	$117	$33

				Corporate
	Total			and
	Operations	Hope Bay	Exploration	Other	Consolidated
Year Ended December 31, 2008
Sales, net:
Gold	$5,446	$—	$—	$1	$5,447
Copper	$752	$—	$—	$—	$752
Cost applicable to sales:
Gold	$2,745	$—	$—	$—	$2,745
Copper	$399	$—	$—	$—	$399
Amortization:
Gold	$644	$—	$—	$—	$644
Copper	$80	$—	$—	$—	$80
Other	$3	$1	$1	$18	$23
Accretion	$32	$—	$—	$—	$32
Exploration	$—	$—	$214	$—	$214
Advanced projects, research and development	$45	$39	$3	$79	$166
Write-down of property, plant and mine development	$16	$—	$—	$121	$137
Other expense	$283	$—	$—	$77	$360
Other income, net	$90	$1	$32	$—	$123
Interest expense, net of capitalized interest	$32	$—	$—	$70	$102
Pre-tax income (loss) before minority interest and equity loss of affiliates	$2,002	$(39)	$(186)	$(501)	$1,276
Equity loss of affiliates	$(5)	$—	$—	$—	$(5)
Capital expenditures	$1,772	$82	$—	$21	$1,875

NEWMONT MINING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(dollars in millions, except per share, per ounce and per pound amounts)

			Australia/
			New	Batu		Other
	Nevada	Yanacocha	Zealand	Hijau	Africa	Operations
Year Ended December 31, 2007
Sales, net:
Gold	$1,616	$1,093	$809	$351	$306	$129
Copper	$—	$—	$—	$1,221	$—	$—
Cost applicable to sales:
Gold	$1,021	$490	$552	$114	$168	$59
Copper	$—	$—	$—	$450	$—	$—
Loss on settlement of price-capped forward sales contracts	$—	$—	$—	$—	$—	$—
Midas redevelopment	$11	$—	$—	$—	$—	$—
Amortization:
Gold	$220	$160	$109	$25	$43	$17
Copper	$—	$—	$—	$96	$—	$—
Other	$—	$—	$3	$—	$—	$—
Accretion	$5	$9	$6	$6	$1	$2
Exploration	$—	$—	$—	$—	$—	$—
Advanced projects, research and development	$7	$9	$6	$—	$15	$—
Write-down of goodwill	$—	$—	$—	$—	$—	$—
Write-down of property, plant and mine development	$—	$—	$2	$8	$—	$—
Other expense	$37	$74	$39	$23	$10	$(9)
Other income, net	$10	$16	$(8)	$17	$4	$7
Interest expense, net	$—	$3	$—	$37	$1	$1
Pre-tax income (loss) before minority interest and equity income of affiliates	$325	$363	$81	$829	$73	$65
Equity (loss) income of affiliates	$—	$—	$(7)	$—	$—	$—
Capital expenditures	$588	$253	$599	$74	$134	$13

NEWMONT MINING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(dollars in millions, except per share, per ounce and per pound amounts)

			Corporate
	Total		and
	Operations	Exploration	Other	Consolidated
Year Ended December 31, 2007
Sales, net:
Gold	$4,304	$—	$1	$4,305
Copper	$1,221	$—	$—	$1,221
Cost applicable to sales:
Gold	$2,404	$—	$—	$2,404
Copper	$450	$—	$—	$450
Loss on settlement of price-capped forward sales contracts	$—	$—	$531	$531
Midas redevelopment	$11	$—	$—	$11
Amortization:
Gold	$574	$—	$—	$574
Copper	$96	$—	$—	$96
Other	$3	$1	$21	$25
Accretion	$29	$—	$—	$29
Exploration	$—	$177	$—	$177
Advanced projects, research and development	$37	$—	$25	$62
Write-down of goodwill	$—	$1,122	$—	$1,122
Write-down of property, plant and mine development	$10	$—	$—	$10
Other expense	$174	$—	$72	$246
Other income, net	$46	$2	$58	$106
Interest expense, net	$42	$—	$63	$105
Pre-tax income (loss) before minority interest and equity income of affiliates	$1,736	$(1,300)	$(788)	$(352)
Equity (loss) income of affiliates	$(7)	$—	$6	$(1)
Capital expenditures	$1,661	$—	$11	$1,672

NEWMONT MINING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(dollars in millions, except per share, per ounce and per pound amounts)

			Australia/
			New	Batu		Other
	Nevada	Yanacocha	Zealand	Hijau	Africa	Operations
Year Ended December 31, 2006
Sales, net:
Gold	$1,441	$1,543	$709	$264	$124	$160
Copper	$—	$—	$—	$671	$—	$—
Cost applicable to sales:
Gold	$960	$450	$438	$86	$52	$57
Copper	$—	$—	$—	$292	$—	$—
Amortization:
Gold	$180	$172	$91	$20	$19	$18
Copper	$—	$—	$—	$66	$—	$—
Other	$—	$—	$3	$—	$—	$1
Accretion	$6	$7	$6	$5	$—	$3
Exploration	$—	$—	$—	$—	$—	$—
Advanced projects, research and development	$10	$6	$2	$2	$28	$1
Write-downs of property, plant and mine development	$—	$1	$—	$1	$—	$—
Other expense	$36	$105	$36	$18	$8	$(18)
Other income, net	$22	$19	$7	$(45)	$1	$7
Interest expense, net	$—	$12	$—	$44	$(1)	$1
Pre-tax income (loss) before minority interest and equity income of affiliates	$270	$808	$135	$357	$19	$105
Equity income of affiliates	$—	$—	$(1)	$—	$—	$—
Capital expenditures	$705	$269	$192	$106	$234	$11

			Corporate
	Total		and
	Operations	Exploration	Other	Consolidated
Year Ended December 31, 2006
Sales, net:
Gold	$4,241	$—	$(30)	$4,211
Copper	$671	$—	$—	$671
Cost applicable to sales:
Gold	$2,043	$—	$—	$2,043
Copper	$292	$—	$—	$292
Amortization:
Gold	$500	$—	$—	$500
Copper	$66	$—	$—	$66
Other	$4	$3	$16	$23
Accretion	$27	$—	$—	$27
Exploration	$—	$166	$—	$166
Advanced projects, research and development	$49	$—	$32	$81
Write-downs of property, plant and mine development	$2	$—	$1	$3
Other expense	$185	$1	$65	$251
Other income, net	$11	$6	$36	$53
Interest expense, net	$56	$—	$41	$97
Pre-tax income (loss) before minority interest and equity income of affiliates	$1,694	$(164)	$(280)	$1,250
Equity income of affiliates	$(1)	$—	$3	$2
Capital expenditures	$1,517	$—	$20	$1,537

NEWMONT MINING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

	For the Year Ended December 31, 2008
					Newmont
	Newmont				Mining
	Mining	Newmont	Other		Corporation
Condensed Consolidating Statement of Income	Corporation	USA	Subsidiaries	Eliminations	Consolidated
Revenues
Sales — gold, net	$—	$3,961	$1,486	$—	$5,447
Sales — copper, net	—	752	—	—	752

	—	4,713	1,486	—	6,199

Costs and expenses
Costs applicable to sales (exclusive of amortization and accretion shown separately below)
Gold	—	1,887	879	(21)	2,745
Copper	—	399	—	—	399
Amortization	—	558	190	(1)	747
Accretion	—	25	7	—	32
Exploration	—	132	82	—	214
Advanced projects, research and development	—	63	107	(4)	166
General and administrative	—	113	6	25	144
Write-down of property, plant and mine development	—	15	122	—	137
Other expense, net	1	246	112	1	360

	1	3,438	1,505	—	4,944

Other (expense) income
Other income (expense), net	(40)	112	51	—	123
Interest income — intercompany	278	24	—	(302)	—
Interest expense — intercompany	(8)	—	(294)	302	—
Interest expense, net	(41)	(56)	(5)	—	(102)

	189	80	(248)	—	21

Income (loss) from continuing operations before taxes, minority interest and equity (loss) income of affiliates	188	1,355	(267)	—	1,276
Income tax (expense) benefit	(66)	(105)	58	—	(113)
Minority interest in income of subsidiaries	—	(347)	10	8	(329)
Equity income (loss) of affiliates	707	4	102	(818)	(5)

Income (loss) from continuing operations	829	907	(97)	(810)	829
Income (loss) from discontinued operations	24	5	3	(8)	24

Net income (loss)	$853	$912	$(94)	$(818)	$853

NEWMONT MINING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(dollars in millions, except per share, per ounce and per pound amounts)

	For the Year Ended December 31, 2007
					Newmont
	Newmont				Mining
	Mining	Newmont	Other		Corporation
Condensed Consolidating Statement of Income	Corporation	USA	Subsidiaries	Eliminations	Consolidated
Revenues
Sales — gold, net	$—	$3,181	$1,124	$—	$4,305
Sales — copper, net	—	1,221	—	—	1,221

	—	4,402	1,124	—	5,526

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

NEWMONT MINING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(dollars in millions, except per share, per ounce and per pound amounts)

	For the Year Ended December 31, 2006
					Newmont
	Newmont				Mining
	Mining	Newmont	Other		Corporation
Condensed Consolidating Statement of Income	Corporation	USA	Subsidiaries	Eliminations	Consolidated
Revenues
Sales — gold, net	$—	$3,342	$869	$—	$4,211
Sales — copper, net	—	671	—	—	671

	—	4,013	869	—	4,882

Costs and expenses
Costs applicable to sales (exclusive of amortization and accretion shown separately below)
Gold	—	1,542	511	(10)	2,043
Copper	—	292	—	—	292
Amortization	—	475	114	—	589
Accretion	—	19	8	—	27
Exploration	—	120	46	—	166
Advanced projects, research and development	—	44	36	1	81
General and administrative	—	125	3	8	136
Write-down of property, plant and mine development	—	3	—	—	3
Other expense	37	184	30	—	251

	37	2,804	748	(1)	3,588

Other income (expense)
Other income	13	6	34	—	53
Interest income — intercompany	121	79	—	(200)	—
Interest expense — intercompany	(7)	—	(193)	200	—
Interest expense, net	(27)	(62)	(8)	—	(97)

	100	23	(167)	—	(44)

Income (loss) from continuing operations before taxes, minority interest and equity income of affiliates	63	1,232	(46)	1	1,250
Income tax (expense) benefit	(54)	(303)	31	—	(326)
Minority interest in income of subsidiaries	—	(364)	(17)	18	(363)
Equity income (loss) of affiliates	554	—	119	(671)	2

Income (loss) from continuing operations	563	565	87	(652)	563
Income (loss) from discontinued operations	228	(65)	208	(143)	228

Net income (loss)	$791	$500	$295	$(795)	$791

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

NEWMONT MINING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(dollars in millions, except per share, per ounce and per pound amounts)

	For the Year Ended December 31, 2008
					Newmont
	Newmont				Mining
	Mining	Newmont	Other		Corporation
Condensed Consolidating Statement of Cash Flows	Corporation	USA	Subsidiaries	Eliminations	Consolidated
Operating activities:
Net income (loss)	$853	$912	$(94)	$(818)	$853
Adjustments to reconcile net income (loss) to net cash provided from (used in) operations	27	787	(440)	818	1,192
Net change in operating assets and liabilities	17	(590)	(69)	—	(642)

Net cash provided from (used in) continuing operations	897	1,109	(603)	—	1,403
Net cash (used in) provided from discontinued operations	—	(130)	19	—	(111)

Net cash provided from (used in) operations	897	979	(584)	—	1,292

Investing activities:
Additions to property, plant and mine development	—	(712)	(1,163)	—	(1,875)
Proceeds from sale of marketable debt and equity securities	—	—	50	—	50
Investments in marketable debt and equity securities	—	—	(17)	—	(17)
Acquisitions, net	—	(7)	(318)	—	(325)
Other	—	17	(1)	—	16

Net cash used in investing activities of continuing operations	—	(702)	(1,449)	—	(2,151)
Net cash (used in) provided from investing activities of discontinued operations	—	(10)	4	—	(6)

Net cash used in investing activities	—	(712)	(1,445)	—	(2,157)

Financing activities:
Net external borrowings (repayments)	757	(120)	(46)	—	591
Net intercompany (repayments) borrowings	(1,518)	(287)	1,805	—	—
Dividends paid to minority interests	—	(385)	(4)	—	(389)
Dividends paid to common stockholders	(182)	—	—	—	(182)
Proceeds from stock issuance	29	—	—	—	29
Change in restricted cash and other	17	48	9	—	74

Net cash (used in) provided from financing activities of continuing operations	(897)	(744)	1,764	—	123

Effect of exchange rate changes on cash	—	(3)	(51)	—	(54)

Net change in cash and cash equivalents	—	(480)	(316)	—	(796)
Cash and cash equivalents at beginning of period	—	790	441	—	1,231

Cash and cash equivalents at end of period	$—	$310	$125	$—	$435

NEWMONT MINING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(dollars in millions, except per share, per ounce and per pound amounts)

	For the Year Ended December 31, 2007
					Newmont
	Newmont				Mining
	Mining	Newmont	Other		Corporation
Condensed Consolidating Statement of Cash Flows	Corporation	USA	Subsidiaries	Eliminations	Consolidated
Operating activities:
Net (loss) income	$(1,886)	$268	$(2,199)	$1,931	$(1,886)
Adjustments to reconcile net (loss) income to net cash (used in) provided from operations	871	1,138	3,088	(1,931)	3,166
Net change in operating assets and liabilities	66	(549)	(272)	—	(755)

Net cash (used in) provided from continuing operations	(949)	857	617	—	525
Net cash provided from discontinued operations	—	27	111	—	138

Net cash (used in) provided from operations	(949)	884	728	—	663

Investing activities:
Additions to property, plant and mine development	—	(940)	(732)	—	(1,672)
Proceeds from sale of marketable debt and equity securities	—	224	—	—	224
Investments in marketable debt and equity securities	—	(222)	(36)	—	(258)
Acquisitions, net	—	—	(953)	—	(953)
Cash received on repayment of Batu Hijau carried interest	—	161	—	—	161
Other	—	24	7	—	31

Net cash used in investing activities of continuing operations	—	(753)	(1,714)	—	(2,467)
Net cash provided from investing activities of discontinued operations	1	122	1,231	—	1,354

Net cash provided from (used in) investing activities	1	(631)	(483)	—	(1,113)

Financing activities:
Net borrowings (repayments)	1,125	(148)	(5)	—	972
Net intercompany borrowings (repayments)	71	(91)	20	—	—
Dividends paid to minority interests	—	(270)	—	—	(270)
Dividends paid to common stockholders	(181)	—	—	—	(181)
Proceeds from stock issuance	51	—	—	—	51
Purchase of Company share call options	(366)	—	—	—	(366)
Issuance of Company share warrants	248	—	—	—	248
Change in restricted cash and other	—	6	5	—	11

Net cash provided from (used in) financing activities	948	(503)	20	—	465

Effect of exchange rate changes on cash	—	—	50	—	50

Net change in cash and cash equivalents	—	(250)	315	—	65
Cash and cash equivalents at beginning of period	—	1,040	126	—	1,166

Cash and cash equivalents at end of period	$—	$790	$441	$—	$1,231

NEWMONT MINING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(dollars in millions, except per share, per ounce and per pound amounts)

	For the Year Ended December 31, 2006
					Newmont
	Newmont				Mining
	Mining	Newmont	Other		Corporation
Condensed Consolidating Statement of Cash Flows	Corporation	USA	Subsidiaries	Eliminations	Consolidated
Operating activities:
Net income (loss)	$791	$500	$295	$(795)	$791
Adjustments to reconcile net income (loss) to net cash provided from operations	(826)	892	(176)	795	685
Net change in operating assets and liabilities	64	(354)	(57)	—	(347)

Net cash provided from continuing operations	29	1,038	62	—	1,129
Net cash (used in) provided from discontinued operations	—	(12)	108	—	96

Net cash provided from operations	29	1,026	170	—	1,225

Investing activities:
Additions to property, plant and mine development	—	(1,116)	(421)	—	(1,537)
Proceeds from sale of marketable debt and equity securities	—	2,216	—	—	2,216
Investments in marketable debt and equity securities	—	(1,442)	(51)	—	(1,493)
Acquisitions, net	—	—	(348)	—	(348)
Other	—	12	8	—	20

Net cash used in investing activities of continuing operations	—	(330)	(812)	—	(1,142)
Net cash provided from investing activities of discontinued operations	48	3	287	—	338

Net cash provided from (used in) investing activities	48	(327)	(525)	—	(804)

Financing activities:
Net borrowings (repayments)	—	89	(2)	—	87
Net intercompany borrowings (repayments)	6	(400)	394	—	—
Dividends paid to minority interests	—	(264)	—	—	(264)
Dividends paid to common stockholders	(168)	—	(12)	—	(180)
Proceeds from stock issuance	78	—	—	—	78
Early extinguishment of prepaid forward sales obligation	—	(48)	—	—	(48)
Change in restricted cash and other	6	(12)	—	—	(6)

Net cash (used in) provided from financing activities of continuing operations	(78)	(635)	380	—	(333)
Net cash used in financing activities of discontinued operations	—	(7)	—	—	(7)

Net cash (used in) provided from financing activities	(78)	(642)	380	—	(340)

Effect of exchange rate changes on cash	—	4	(1)	—	3

Net change in cash and cash equivalents	(1)	61	24	—	84
Cash and cash equivalents at beginning of period	1	979	102	—	1,082

Cash and cash equivalents at end of period	$—	$1,040	$126	$—	$1,166

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

NEWMONT MINING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

NEWMONT MINING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

NEWMONT MINING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

NEWMONT MINING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

NEWMONT MINING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

NEWMONT MINING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
On February 3, 2009, the Company completed a public offering of 34,500,000 shares of common stock, including shares offered to cover over-allotments, at a price of $37.00, for net proceeds of $1,233 after deducting the underwriters discount and estimated expenses of the offering. Such offerings were made pursuant to our automatic shelf registration statement on Form S-3. See Item 7, Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations - Shelf Registration Statement.

NEWMONT MINING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
The Consolidated Financial Statements, together with the report thereon of PricewaterhouseCoopers LLP dated February 18, 2009, are included as part of Item 8, Financial Statements and Supplementary Data, commencing on page 1 above.
(b)	Exhibits

Exhibit
Number	Description

23.1	—	Consent of PricewaterhouseCoopers LLP, filed herewith.

31.1	—
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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-K/A (Amendment No. 1) to be signed on its behalf by the undersigned, thereunto duly authorized.

NEWMONT MINING CORPORATION

By:	/s/ RUSSELL BALL
Russell Ball
Executive Vice President and Chief Financial Officer (Principal Financial Officer)
June 8, 2009

EXHIBIT INDEX

Exhibit
Number	Description

23.1	—	Consent of PricewaterhouseCoopers LLP, filed herewith.

31.1	—
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