Form 10-Q
period 2009-06-30
NEWMONT MINING CORP /DE/
filed 2009-07-23
CIK 1164727

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2009
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 001-31240
NEWMONT MINING CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	84-1611629
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

6363 South Fiddler’s Green Circle	80111
Greenwood Village, Colorado	(Zip Code)
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
(Do not check if a smaller reporting company.)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b2 of the Exchange Act). ☐ Yes ☑ No
There were 479,717,438 shares of common stock outstanding on July 15, 2009 (and 10,280,382 exchangeable shares).

Page

PART I

ITEM 1. FINANCIAL STATEMENTS	1

Consolidated Statements of Income	1

Consolidated Balance Sheets	2

Consolidated Statements of Cash Flows	3

Notes to Consolidated Financial Statements	4

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION	47

Selected Financial and Operating Results	47

Consolidated Financial Results	47

Results of Consolidated Operations	52

Liquidity and Capital Resources	58

Environmental	61

Recently Adopted Pronouncements	61

Safe Harbor Statement	65

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	66

ITEM 4. CONTROLS AND PROCEDURES	69

PART II

ITEM 1. LEGAL PROCEEDINGS	70

ITEM 2. ISSUER PURCHASES OF EQUITY SECURITIES	70

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	70

ITEM 5. OTHER MATTERS	71

ITEM 6. EXHIBITS	71

SIGNATURES	S-1

EXHIBIT INDEX	E-1

Exhibit 3.1
Exhibit 10.1
Exhibit 10.2
Exhibit 10.3
Exhibit 10.4
Exhibit 12.1
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

i

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.
NEWMONT MINING CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(unaudited, in millions except per share)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Revenues
Sales — gold, net	$1,373	$1,320	$2,748	$2,813
Sales — copper, net	229	183	390	615

	1,602	1,503	3,138	3,428

Costs and expenses
Costs applicable to sales — gold (1)	635	645	1,289	1,277
Costs applicable to sales — copper (1)	61	104	146	254
Amortization	176	183	367	362
Accretion (Note 23)	8	8	17	16
Exploration	51	58	92	97
Advanced projects, research and development (Note 3)	42	39	73	69
General and administrative	40	37	79	66
Other expense, net (Note 4)	116	118	192	180

	1,129	1,192	2,255	2,321

Other income (expense)
Other income, net (Note 5)	9	19	18	34
Interest expense, net	(23)	(35)	(55)	(63)

	(14)	(16)	(37)	(29)

Income from continuing operations before income tax (expense) benefit and other items	459	295	846	1,078
Income tax (expense) benefit (Note 8)	(136)	42	(241)	(187)
Equity loss of affiliates	(3)	—	(8)	(5)

Income from continuing operations	320	337	597	886
(Loss) income from discontinued operations (Note 9)	(14)	2	(14)	10

Net income	306	339	583	896
Less: Net income attributable to noncontrolling interests (Note 10)	144	68	232	260

Net income attributable to Newmont stockholders	$162	$271	$351	$636

Net income attributable to Newmont stockholders:
Continuing operations	$171	$270	$360	$627
Discontinued operations	(9)	1	(9)	9

	$162	$271	$351	$636

Income per common share (Note 11)
Basic:
Continuing operations	$0.35	$0.60	$0.75	$1.38
Discontinued operations	(0.02)	—	(0.02)	0.02

	$0.33	$0.60	$0.73	$1.40

Diluted:
Continuing operations	$0.35	$0.59	$0.75	$1.37
Discontinued operations	(0.02)	—	(0.02)	0.02

	$0.33	$0.59	$0.73	$1.39

Basic weighted-average common shares outstanding	490	454	483	454

Diluted weighted-average common shares outstanding	491	456	484	457

Cash dividends declared per common share	$0.10	$0.10	$0.20	$0.20

(1)	Exclusive of Amortization and Accretion.
The accompanying notes are an integral part of the consolidated financial statements.

NEWMONT MINING CORPORATION
CONSOLIDATED BALANCE SHEETS
(unaudited, in millions)

	At June 30,	At December 31,
	2009	2008
ASSETS
Cash and cash equivalents	$544	$435
Marketable securities and other short-term investments (Note 17)	19	12
Trade receivables	229	104
Accounts receivable	283	214
Inventories (Note 18)	481	507
Stockpiles and ore on leach pads (Note 19)	318	290
Deferred income tax assets	188	284
Other current assets (Note 20)	395	455

Current assets	2,457	2,301
Property, plant and mine development, net	11,825	10,128
Investments (Note 17)	902	655
Stockpiles and ore on leach pads (Note 19)	1,326	1,136
Deferred income tax assets	1,126	1,039
Other long-term assets (Note 20)	218	207
Goodwill	188	188
Assets of operations held for sale (Note 9)	69	73

Total assets	$18,111	$15,727

LIABILITIES
Current portion of long-term debt (Note 21)	$221	$165
Accounts payable	310	411
Employee-related benefits	162	170
Income and mining taxes	90	61
Other current liabilities (Note 22)	1,071	770

Current liabilities	1,854	1,577
Long-term debt (Note 21)	2,810	3,072
Reclamation and remediation liabilities (Note 23)	721	699
Deferred income tax liabilities	1,237	1,051
Employee-related benefits	404	379
Other long-term liabilities (Note 22)	277	252
Liabilities of operations held for sale (Note 9)	54	36

Total liabilities	7,357	7,066

Commitments and contingencies (Note 27)
STOCKHOLDERS’ EQUITY
Common stock	768	709
Additional paid-in capital	8,052	6,831
Accumulated other comprehensive income (loss)	141	(253)
Retained earnings	302	4

Total Newmont stockholders’ equity	9,263	7,291
Noncontrolling interests	1,491	1,370

Total stockholders’ equity (Note 13)	10,754	8,661

Total liabilities and stockholders’ equity	$18,111	$15,727

The accompanying notes are an integral part of the consolidated financial statements.

NEWMONT MINING CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in millions)

	Six Months Ended
	June 30,
	2009	2008
Operating activities:
Net income	$583	$896
Adjustments:
Amortization	367	362
Loss (income) from discontinued operations (Note 9)	14	(10)
Accretion of accumulated reclamation obligations (Note 23)	23	20
Deferred income taxes	(13)	(208)
Write-down of investments	6	56
Stock based compensation and other benefits	30	24
Other operating adjustments and write-downs	53	90
Net change in operating assets and liabilities (Note 24)	(177)	(259)

Net cash provided from continuing operations	886	971
Net cash provided from (used in) discontinued operations (Note 9)	8	(107)

Net cash provided from operations	894	864

Investing activities:
Additions to property, plant and mine development	(910)	(893)
Investments in marketable debt and equity securities	—	(17)
Proceeds from sale of marketable debt and equity securities	5	17
Acquisitions, net (Note 14)	(760)	(325)
Other	(7)	(16)

Net cash used in investing activities of continuing operations	(1,672)	(1,234)
Net cash used in investing activities of discontinued operations (Note 9)	—	(10)

Net cash used in investing activities	(1,672)	(1,244)

Financing activities:
Proceeds from debt, net	1,494	1,023
Repayment of debt	(1,668)	(625)
Dividends paid to common stockholders	(98)	(91)
Dividends paid to noncontrolling interests	(112)	(147)
Proceeds from stock issuance, net	1,247	24
Change in restricted cash and other	5	7

Net cash provided from financing activities of continuing operations	868	191
Net cash used in financing activities of discontinued operations (Note 9)	(2)	(2)

Net cash provided from financing activities	866	189

Effect of exchange rate changes on cash	21	(4)

Net change in cash and cash equivalents	109	(195)
Cash and cash equivalents at beginning of period	435	1,231

Cash and cash equivalents at end of period	$544	$1,036

The accompanying notes are an integral part of the consolidated financial statements.

NEWMONT MINING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(dollars in millions, except per share, per ounce and per pound amounts)
NOTE 1 BASIS OF PRESENTATION
The interim Consolidated Financial Statements (“interim statements”) of Newmont Mining Corporation and its subsidiaries (collectively, “Newmont” or the “Company”) are unaudited. In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these interim statements have been included. All adjustments are of a normal recurring nature except as discussed below. The Company has evaluated all subsequent events through July 22, 2009 (see Note 29). The results reported in these interim statements are not necessarily indicative of the results that may be reported for the entire year. These interim statements should be read in conjunction with Newmont’s Consolidated Financial Statements included in its Annual Report on Form 10-K/A for the year ended December 31, 2008, filed June 8, 2009. The year-end balance sheet data was derived from the audited financial statements, but does not include all disclosures required by U.S. generally accepted accounting principles (“GAAP”).
Certain amounts for the three and six months ended June 30, 2008 and at December 31, 2008 have been revised. The Company retrospectively adopted FSP No. APB 14-1, “Accounting for Convertible Debt Instruments That May be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”), which requires an allocation of convertible debt proceeds between the liability component and the embedded conversion option (i.e., the equity component) (see Note 2). Additionally, the Company adopted FASB Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51” (“FAS 160”), which requires the noncontrolling interests to be classified as a separate component of net income and stockholders’ equity. The Company has also reclassified the historical balance sheet, income statement and the cash flow amounts for the Kori Kollo operation in Bolivia to discontinued operations in the Consolidated Balance Sheets, Consolidated Statements of Income and Cash Flows for all periods presented.
References to “A$” refer to Australian currency, “C$” to Canadian currency, “IDR” to Indonesian currency, “NZ$” to New Zealand currency and “$” to United States currency.
NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Recently Adopted Accounting Pronouncements
Subsequent Events
In May 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 165 “Subsequent Events” (“FAS 165”) which establishes accounting and reporting standards for events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The statement sets forth (i) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet in its financial statements, and (iii) the disclosures that an entity should make about events or transactions occurring after the balance sheet date in its financial statements. The Company adopted the provisions of FAS 165 for the interim period ended June 30, 2009. The adoption of FAS 165 had no impact on the Company’s consolidated financial position, results of operations or cash flows.
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
Accounting for Convertible Debt Instruments
In May 2008, the FASB issued FSP No. APB 14-1. FSP APB 14-1 applies to convertible debt instruments that, by their stated terms, may be settled in cash (or other assets) upon conversion, including partial cash settlement, unless the embedded conversion option is required to be separately accounted for as a derivative under FAS 133. FSP APB 14-1 requires that the liability and equity components of convertible debt instruments within the scope of FSP APB 14-1 be separately accounted for in a manner that reflects the entity’s nonconvertible debt borrowing rate. This requires an allocation of convertible debt proceeds between the liability component and the embedded conversion option (i.e., the equity component). The difference between the principal amount of the debt and the amount of the proceeds allocated to the liability component is reported as a debt discount and subsequently amortized to earnings over the instrument’s expected life using the effective interest method. FSP APB 14-1 requires retrospective application to all periods presented.
During July 2007, the Company completed an offering of $1,150 convertible senior notes due 2014 and 2017, each in the amount of $575. The 2014 notes, maturing on July 15, 2014, pay interest semi-annually at a rate of 1.25% per annum, and the 2017 notes, maturing on July 15, 2017, pay interest semi-annually at a rate of 1.625% per annum. The notes are convertible, at the holder’s option, equivalent to a conversion price of $46.21 per share of common stock (24,887,956 shares of common stock). In connection with the convertible senior notes offering, the Company entered into convertible note hedge transactions and warrant transactions (“Call Spread Transactions”). The Call Spread Transactions included the purchase of call options and the sale of warrants. As a result of the Call Spread Transactions, the conversion price of $46.21 was effectively increased to $60.27. As of June 30, 2009, the if-converted value did not exceed the principal amounts.
During February 2009, the Company completed an offering of $518 convertible senior notes due on February 15, 2012. The notes will pay interest semi-annually at a rate of 3.00% per annum. The notes are convertible, at the holder’s option, equivalent to a conversion price of $46.25 per share of common stock (11,189,189 shares of common stock). As of June 30, 2009, the if-converted value did not exceed the principal amount.

NEWMONT MINING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(dollars in millions, except per share, per ounce and per pound amounts)
The Company has recorded the following in the Consolidated Balance Sheets related to the convertible senior notes:

	At June 30, 2009			At December 31, 2008
	Convertible Senior Notes Due			Convertible Senior Notes Due
	2012	2014	2017	2012	2014	2017
Additional paid-in capital	$46	$97	$123	$—	$97	$123
Principal amount	$518	$575	$575	$—	$575	$575
Unamortized debt discount	(66)	(117)	(166)	—	(127)	(174)

Net carrying amount	$452	$458	$409	$—	$448	$401

As a result of adopting FSP APB 14-1, the effective interest rates increased by approximately 5 percentage points to 8.5%, 6.0% and 6.25% for the 2012, 2014 and 2017 notes, respectively, for the non-cash amortization of the debt discount over the lives of the notes. Interest expense was increased by $8 which decreased the Company’s Income from continuing operations and Net income by $6 ($0.01 per share) for the three months ended June 30, 2008. Interest expense was increased by $16 which decreased the Company’s Income from continuing operations and Net income by $11 ($0.02 per share) for the six months ended June 30, 2008. Had FSP APB 14-1 been effective in 2008, the Company would have paid its fourth quarter 2008 dividends out of Additional paid-in capital rather than Retained earnings; therefore the Company made the reclassification in 2009. Cash flows from operations were not impacted by the adoption of FSP APB 14-1. The impact on the Company’s 2009 opening balance in Retained earnings was as follows:

At December 31,
2008
Balance before application of FSP APB 14-1	$7
Impact of adoption of FSP APB 14-1	(31)
Reclassification of dividends to Additional paid-in capital	28

Balance after application of FSP APB 14-1	$4

Following adoption and the issuance of the 2012 convertible senior notes in February 2009, the Company will amortize $375 ($244 net of tax) of debt discount over the lives of the Company’s convertible senior notes. For the three months ended June 30, 2009, the Company recorded $8 and $15 of interest expense for the contractual interest coupon and amortization of the debt discount, respectively, related to the convertible senior notes. For the six months ended June 30, 2009, the Company recorded $14 and $26 of interest expense for the contractual interest coupon and amortization of the debt discount, respectively, related to the convertible senior notes. The remaining unamortized debt discount will be amortized over the remaining 3, 5 and 8 year periods of the 2012, 2014 and 2017 convertible senior notes, respectively.
Accounting for the Useful Life of Intangible Assets
In April 2008, the FASB issued FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”) which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets” (“FAS 142”). The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under FAS 142 and the period of expected cash flows used to measure the fair value of the asset under FASB Statement No. 141 (revised 2007), “Business Combinations” (“FAS 141(R)”). FSP FAS 142-3 was effective for the Company’s fiscal year beginning January 1, 2009 and has been applied prospectively to intangible assets acquired after the effective date. The adoption of FSP FAS 142-3 had no impact on the Company’s consolidated financial position, results of operations or cash flows.
Derivative Instruments
In March 2008, the FASB issued FASB Statement No. 161, “Disclosure about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133” (“FAS 161”) which provides revised guidance for enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and the related hedged items are accounted for under FAS 133, and how derivative instruments and the related hedged items affect an entity’s financial position, financial performance and cash flows. The Company adopted the provisions of FAS 161 on January 1, 2009. The adoption of FAS 161 had no impact on the Company’s consolidated financial position, results of operations or cash flows. See Note 16 for the Company’s derivative instruments disclosure.

NEWMONT MINING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(dollars in millions, except per share, per ounce and per pound amounts)
Business Combinations
In December 2007, the FASB issued FAS 141(R) which replaces FAS 141, and provides new guidance for recognizing and measuring identifiable assets and goodwill acquired, liabilities assumed, and any noncontrolling interest in the acquiree. FAS 141(R) also provides disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The Company adopted the provisions of FAS 141(R) on January 1, 2009 and applied them to the acquisition of the remaining 33.33% interest in the Boddington project completed on June 25, 2009 (see Note 14).
In April 2009, the FASB issued FSP No. FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” (“FSP FAS 141(R)-1”), which amends and clarifies FAS 141(R). The intent of FSP FAS 141(R)-1 is to address application issues on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. This FSP is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after January 1, 2009. The adoption of FSP FAS 141(R)-1 did not have any impact on the Company’s acquisition of the remaining 33.33% interest in the Boddington project completed on June 25, 2009 (see Note 14).
Noncontrolling Interests
In December 2007, the FASB issued FASB Statement No. 160 “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51” (“FAS 160”), which establishes accounting and reporting standards pertaining to (i) ownership interests in subsidiaries held by parties other than the parent (“noncontrolling interest”), (ii) the amount of net income attributable to the parent and to the noncontrolling interest, (iii) changes in a parent’s ownership interest, and (iv) the valuation of any retained noncontrolling equity investment when a subsidiary is deconsolidated. If a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary is measured at fair value and a gain or loss is recognized in net income based on such fair value. For presentation and disclosure purposes, FAS 160 requires noncontrolling interests to be classified as a separate component of stockholders’ equity. The Company adopted the provisions of FAS 160 on January 1, 2009. Except for presentation changes, the adoption of FAS 160 had no impact on the Company’s consolidated financial position, results of operations or cash flows.
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
In April 2009, the FASB issued Staff Position No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4”), which provides additional guidance on determining fair value when the volume and level of activity for an asset or liability have significantly decreased and includes guidance on identifying circumstances that indicate when a transaction is not orderly. In April 2009, the FASB issued Staff Position No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP FAS 115-2 and FAS 124-2”), which: i) clarifies the interaction of the factors that should be considered when determining whether a debt security is other than temporarily impaired, ii) provides guidance on the amount of an other-than-temporary impairment recognized in earnings and other comprehensive income and iii) expands the disclosures required for other-than-temporary impairments for debt and equity securities. Also in April 2009, the FASB issued Staff Position No. 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1 and APB 28-1”), which requires disclosures about the fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. Adoption of these Staff Positions is required for the Company’s interim reporting period beginning April 1, 2009 with early adoption permitted. The Company adopted the provisions of FSP FAS 157-4, FSP FAS 115-2 and FAS 124-2, and FSP FAS 107-1 and APB 28-1 for the interim period ended March 31, 2009. Refer to Note 15 for further details regarding the Company’s assets and liabilities measured at fair value.

NEWMONT MINING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(dollars in millions, except per share, per ounce and per pound amounts)
Recently Issued Accounting Pronouncements
The Accounting Standards Codification
In June 2009, the FASB issued FASB Statement No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162” (“FAS 168” or “the Codification”). FAS 168 will become the source of authoritative U.S. GAAP to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The Codification will supersede all non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative. FAS 168 is effective for the Company’s interim quarterly period beginning July 1, 2009. The Company does not expect the adoption of FAS 168 to have an impact on the Company’s consolidated financial position, results of operations or cash flows.
Variable Interest Entities
In June 2009, the FASB issued FASB Statement No. 167, “Amendments to FASB Interpretation No. 46(R)” (“FAS 167”), which requires an entity to perform a qualitative analysis to determine whether the enterprise’s variable interest gives it a controlling financial interest in a variable interest entity (“VIE”). This analysis identifies a primary beneficiary of a VIE as the entity that has both of the following characteristics: i) the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and ii) the obligation to absorb losses or receive benefits from the entity that could potentially be significant to the VIE. FAS 167 also amends FIN 46(R) to require ongoing reassessments of the primary beneficiary of a VIE. The provisions of FAS 167 are effective for the Company’s fiscal year beginning January 1, 2010. The Company currently accounts for Nusa Tenggara Partnership (“NTP”) as a VIE and is evaluating the potential impact of adopting this statement on the Company’s consolidated financial position, results of operations and cash flows.
NOTE 3 ADVANCED PROJECTS, RESEARCH AND DEVELOPMENT

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Hope Bay	$11	$9	$16	$13
Boddington	10	1	13	2
Technical and project services	7	6	12	10
Nevada underground	3	—	8	—
Corporate	3	4	7	7
Fort a la Corne JV	—	6	1	13
Other	8	13	16	24

	$42	$39	$73	$69

NEWMONT MINING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(dollars in millions, except per share, per ounce and per pound amounts)
NOTE 4 OTHER EXPENSE, NET

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Boddington acquisition costs (Note 14)	$59	$—	$67	$—
Regional administration	14	12	26	21
Community development	11	18	21	32
Workforce reduction	1	—	15	—
Peruvian royalty	5	4	11	11
Western Australia power plant	6	8	9	13
Batu Hijau divestiture	1	2	6	5
World Gold Council dues	3	2	6	5
Accretion, non-operating (Note 23)	3	3	6	5
Pension settlement loss (Note 6)	—	—	—	11
Reclamation estimate revisions (Note 23)	—	59	—	61
Other	13	10	25	16

	$116	$118	$192	$180

NOTE 5 OTHER INCOME, NET

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Canadian Oil Sands Trust income	$5	$31	$9	$55
Interest income	6	7	9	17
Gain on sale of investments, net	—	10	—	10
Income from development projects, net	—	9	—	9
Foreign currency exchange gain (losses), net	1	(7)	(2)	(13)
(Loss) gain on ineffective portion of derivative instruments, net (Note 16)	(3)	(1)	(4)	2
Impairment of marketable securities (Note 17)	—	(34)	(6)	(56)
Other	—	4	12	10

	$9	$19	$18	$34

NOTE 6 EMPLOYEE PENSION AND OTHER BENEFIT PLANS

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Pension benefit costs, net
Service cost	$4	$4	$9	$8
Interest cost	8	8	16	15
Expected return on plan assets	(7)	(7)	(14)	(14)
Amortization of prior service cost	1	—	1	—
Amortization of loss	4	1	7	2

	$10	$6	$19	$11

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Other benefit costs, net
Service cost	$—	$1	$1	$1
Interest cost	2	1	3	2
Amortization of gain	—	(1)	—	(1)

	$2	$1	$4	$2

For the three months ended June 30, 2009 and 2008, no pension settlement losses were incurred. For the six months ended June 30, 2009 and 2008, pension settlement losses of $nil and $11, respectively, related to senior management retirements were incurred. These costs were recorded in Other expense, net (see Note 4).

NEWMONT MINING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(dollars in millions, except per share, per ounce and per pound amounts)
NOTE 7 STOCK BASED COMPENSATION
The Company recognized stock option and other stock based compensation as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Stock options	$5	$5	$8	$8
Restricted stock units	2	—	3	—
Deferred stock awards	5	3	8	5
Restricted stock awards	1	1	3	3

	$13	$9	$22	$16

For the three and six months ended June 30, 2009 and 2008, 1,157,825 and 1,112,463 stock options, respectively, were granted at the weighted-average exercise price of $40 and $44, respectively, per underlying share of the Company’s common stock. At June 30, 2009, there was $25 of unrecognized compensation cost related to unvested stock options. This cost is expected to be recognized over a weighted-average period of approximately 2.4 years.
For the three months ended June 30, 2009 and 2008, 198,057 and 3,855 shares of restricted stock units, respectively, were granted at the weighted average fair market value of $40 and $49, respectively per underlying share of the Company’s common stock. For the six months ended June 30, 2009 and 2008, 490,273 and 8,927 shares of restricted stock units, respectively, were granted, at the weighted-average fair market value of $42 and $49, respectively, per underlying share of the Company’s common stock.
No deferred stock awards were granted during the three and six months ended June 30, 2009. For the three and six months ended June 30, 2008, 393,533 deferred stock awards were granted at the weighted-average fair market value of $44 per underlying share of the Company’s common stock.
No restricted stock awards were granted during the three and six months ended June 30, 2009. For the three and six months ended June 30, 2008, 6,743 and 114,663 shares of restricted stock, respectively, were granted and issued, at the weighted-average fair market value of $44 and $48, respectively, per underlying share of the Company’s common stock.
NOTE 8 INCOME TAXES
The Company operates in numerous countries around the world and accordingly it is subject to, and pays annual income taxes under, the various income tax regimes in the countries in which it operates. Some of these tax regimes are defined by contractual agreements with the local government, and others are defined by the general corporate income tax laws of the country. The Company has historically filed, and continues to file, all required income tax returns and has paid the taxes reasonably determined to be due. The tax rules and regulations in many countries are highly complex and subject to interpretation. From time to time, the Company is subject to a review of its historic income tax filings and in connection with such reviews, disputes can arise with the taxing authorities over the interpretation or application of certain rules to the Company’s business conducted within the country involved. At June 30, 2009, the Company’s total unrecognized tax benefit was $173 for uncertain tax positions taken or expected to be taken on tax returns. Of this, $140 represents the amount of unrecognized tax benefits that, if recognized, would affect the Company’s effective income tax rate. Also included in the balance at June 30, 2009 are $6 of tax positions that, due to the impact of deferred tax accounting, the disallowance of which would not affect the annual effective tax rate.
As a result of (i) statute of limitations that will begin to expire within the next 12 months in various jurisdictions, and (ii) possible settlements of audit-related issues with taxing authorities in various jurisdictions, the Company believes that it is reasonably possible that the total amount of its net unrecognized income tax benefits will decrease by approximately $13 to $37 in the next 12 months.

NEWMONT MINING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(dollars in millions, except per share, per ounce and per pound amounts)
NOTE 9 DISCONTINUED OPERATIONS
In June 2009, Newmont’s Board of Directors approved a plan to sell the Kori Kollo operation in Bolivia. Discontinued operations include the Company’s Kori Kollo operation and the royalty portfolio and Pajingo operations, both sold in December 2007.
The Company has reclassified the historical balance sheet amounts and the income statement results to Assets and Liabilities of operations held for sale on the Condensed Consolidated Balance Sheets and to (Loss) income from discontinued operations in the Consolidated Statements of Income for all periods presented. The Consolidated Statements of Cash Flows have been reclassified for assets held for sale and discontinued operations for all periods presented.
The following table details selected financial information included in the (Loss) income from discontinued operations in the consolidated statements of income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Sales — gold, net	$16	$19	$32	$37

Income from operations	$1	$7	$1	$12
Loss on impairment	(44)	—	(44)	—
(Loss) gain on sale of royalty portfolio	—	(2)	—	5
(Loss) gain on sale of Pajingo assets	—	(1)	—	1

Pre-tax (loss) income	(43)	4	(43)	18
Income tax benefit (expense)	29	(2)	29	(8)

(Loss) income from discontinued operations	$(14)	$2	$(14)	$10

The major classes of Assets and Liabilities of operations held for sale in the Consolidated Balance Sheets are as follows:

	At June 30,	At December 31,
	2009	2008
Assets:
Cash	$1	$—
Accounts receivable	9	9
Inventories	8	12
Stockpiles and ore on leach pads	13	43
Property, plant and mine development	1	4
Deferred income tax assets	31	2
Other assets	6	3

Total assets of operations held for sale	$69	$73

Liabilities:
Current and long-term debt	$2	$4
Accounts payable	—	1
Employee-related benefits	9	8
Reclamation and remediation liabilities	17	17
Other liabilities	26	6

Total liabilities of operations held for sale	$54	$36

NEWMONT MINING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(dollars in millions, except per share, per ounce and per pound amounts)
The following table details selected financial information included in Net cash provided from (used in) discontinued operations, Net cash used in investing activities of discontinued operations and Net cash used in financing activities of discontinued operations:

	Six Months Ended June 30,
	2009	2008
Net cash provided from (used in) discontinued operations:
(Loss) income from discontinued operations	$(14)	$10
Impairment of assets held for sale	44	—
Write-down of inventory	7	—
Amortization	3	4
Deferred income taxes	(29)	(1)
Other operating adjustments	1	1
Increase (decrease) in net operating liabilities	(4)	(121)

	$8	$(107)

Net cash used in investing activities of discontinued operations:
Additions to property, plant and mine development	$—	$(4)
Proceeds from asset sales, net	—	5
Royalty portfolio sale expenses	—	(11)

	$—	$(10)

Net cash used in financing activities of discontinued operations:
Repayment of debt	$(2)	$(2)

	$(2)	$(2)

NOTE 10 NONCONTROLLING INTERESTS
The following table summarizes the net income attributable to the interests of entities not controlled by the Company, but consolidated in the Company’s financial statements:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Yanacocha	$77	$48	$144	$139
Batu Hijau	71	19	92	120
Other	(4)	1	(4)	1

	$144	$68	$232	$260

Newmont currently has a 45% ownership interest in Batu Hijau, held through NTP with an affiliate of Sumitomo Corporation of Japan (“Sumitomo”). Newmont has a 56.25% interest in NTP and the Sumitomo affiliate holds the remaining 43.75%. NTP in turn owns 80% of P.T. Newmont Nusa Tenggara (“PTNNT”), the Indonesian subsidiary that operates the Batu Hijau mine. Newmont identified NTP as a Variable Interest Entity as a result of certain capital structures and contractual relationships and has fully consolidated Batu Hijau in its consolidated financial statements since January 1, 2004. The remaining 20% interest in PTNNT is owned by P.T. Pukuafu Indah (“PTPI”), an unrelated Indonesian company. NTP’s interest in PTNNT is the subject of an international arbitration proceeding and a final award concerning PTNNT’s interest was issued by the arbitration panel on March 31, 2009. For further information concerning the arbitral award, see Note 27.
Newmont has a 51.35% ownership interest in Yanacocha with the remaining interests held by Compañia de Minas Buenaventura, S.A.A. (43.65%) and the International Finance Corporation (5%).
In April 2008, the Company purchased 15,960 additional shares of European Gold Refineries SA joint venture (“EGR”) for $11 in cash increasing its ownership interest to 56.67% from 46.72%. Swiss residents and Mitsubishi International Corporation hold the remaining 43.33%. The acquisition of the additional interest resulted in the consolidation of EGR. In November 2008, EGR repurchased 6.55% of its own shares from a minority shareholder bringing Newmont’s ownership to 60.64%. Prior to consolidation, the Company accounted for EGR using the equity method of accounting.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Numerator:
Net income attributable to Newmont stockholders
Continuing operations	$171	$270	$360	$627
Discontinued operations	(9)	1	(9)	9

	$162	$271	$351	$636

Denominator:
Basic	490	454	483	454
Effect of employee stock-based awards	1	2	1	3

Diluted	491	456	484	457

Net income attributable to Newmont stockholders per common share
Basic:
Continuing operations	$0.35	$0.60	$0.75	$1.38
Discontinued operations	(0.02)	—	(0.02)	0.02

	$0.33	$0.60	$0.73	$1.40

Diluted:
Continuing operations	$0.35	$0.59	$0.75	$1.37
Discontinued operations	(0.02)	—	(0.02)	0.02

	$0.33	$0.59	$0.73	$1.39

In February 2009, the Company completed a public offering of 34,500,000 shares of common stock at $37 per share for net proceeds of $1,234.
Options to purchase 5.2 million and 1.1 million shares of common stock at average exercise prices of $46 and $55 were outstanding at June 30, 2009 and 2008, respectively, but were not included in the computation of diluted weighted average number of common shares because the exercise prices of the options exceeded the price of the common stock.
In July 2007 and February 2009, Newmont issued $1,150 and $518, respectively, of convertible notes that, if converted in the future, would have a potentially dilutive effect on the Company’s stock. Under the indenture for the convertible notes, upon conversion Newmont is required to settle the principal amount of the convertible notes in cash and may elect to settle the remaining conversion obligation (stock price in excess of the conversion price) in cash, shares or a combination thereof. The effect on diluted earnings per share is calculated under the net share settlement method in accordance with the FASB’s EITF Issue No. 04-8, “The Effect of Contingently Convertible Instruments on Diluted Earnings per Share.” Under the net share settlement method, the Company includes the amount of shares it would take to satisfy the conversion obligation, assuming that all of the convertible notes are surrendered. The average closing price of the Company’s common stock for each of the periods presented is used as the basis for determining dilution. The average price of the Company’s common stock for all periods presented did not exceed the conversion price of $46.25 and $46.21 for the notes issued in 2009 and 2007, respectively, and therefore, did not have a dilutive effect on earnings per share.
In connection with the 2007 convertible senior notes offering, the Company entered into Call Spread Transactions. These transactions included the purchase of call options and the sale of warrants. As a result of the Call Spread Transactions, the conversion price of $46.21 was effectively increased to $60.27. Should the warrant transactions become dilutive to the Company’s earnings per share (i.e. Newmont’s share price exceeds $60.27) the underlying shares will be included in the computation of diluted income per common share.

NEWMONT MINING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(dollars in millions, except per share, per ounce and per pound amounts)
NOTE 12 COMPREHENSIVE INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Net income	$306	$339	$583	$896
Other comprehensive income (loss), net of tax:
Unrealized gain on marketable equity securities	99	369	192	404
Foreign currency translation adjustments	136	59	89	(17)
Change in pension and other benefit liabilities:
Net amount reclassified to income	2	1	3	8
Change in fair value of cash flow hedge instruments:
Net change from periodic revaluations	105	34	86	51
Net amount reclassified to income	7	(5)	24	(8)

Net unrecognized gain on derivatives	112	29	110	43

	349	458	394	438

Comprehensive income	$655	$797	$977	$1,334

Comprehensive income attributable to:
Newmont stockholders	$510	$729	$744	$1,074
Noncontrolling interests	145	68	233	260

	$655	$797	$977	$1,334

NEWMONT MINING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(dollars in millions, except per share, per ounce and per pound amounts)
NOTE 13 CHANGES IN STOCKHOLDERS’ EQUITY

	Six Months Ended June 30,
	2009	2008
Common stock:
At beginning of period	$709	$696
Common stock offering	55	—
Stock based compensation	2	2
Shares issued in exchange for exchangeable shares	2	5

At end of period	768	703

Additional paid-in capital:
At beginning of period	6,831	6,916
Common stock offering	1,179	—
Convertible debt issuance	46	—
Common stock dividends	(45)	(91)
Stock based compensation	43	52
Shares issued in exchange for exchangeable shares	(2)	(6)

At end of period	8,052	6,871

Accumulated other comprehensive (loss) income:
At beginning of period	(253)	957
Other comprehensive income (Note 12)	394	438

At end of period	141	1,395

Retained earnings:
At beginning of period	4	(809)
Net income attributable to Newmont stockholders	351	636
Common stock dividends	(53)	—

At end of period	302	(173)

Noncontrolling interests:
At beginning of period	1,370	1,449
Net income attributable to noncontrolling interests	232	260
Dividends paid to noncontrolling interests	(112)	(147)
Other comprehensive income — minority	1	—
Acquisition of noncontrolling interest in Miramar Mining Corporation	—	(39)
Acquisition of noncontrolling interest in EGR	—	24

At end of period	1,491	1,547

Total stockholders’equity	$10,754	$10,343

NOTE 14 ACQUISITIONS
On June 25, 2009, the Company completed the acquisition of the remaining 33.33% interest in Boddington from AngloGold Ashanti Australia Limited (“AngloGold”). The valuation date for the transaction is January 1, 2009, and closing adjustments were made to reflect Newmont’s economic ownership from that date. Consideration for the acquisition consists of $750 less an $8 closing adjustment paid in cash at closing, $240 payable in cash and/or Newmont common stock, at the Company’s option, in December 2009, and a contingent royalty capped at $100, equal to 50% of the average realized operating margin (Revenue less Costs applicable to sales on a by-product basis), if any, exceeding $600 per ounce, payable quarterly on one-third of gold sales from Boddington.
The following table summarizes the consideration to acquire the remaining interest in Boddington:

Cash	$742
Cash and/or common shares	240
Contingent consideration (fair value)	62

$1,044

NEWMONT MINING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(dollars in millions, except per share, per ounce and per pound amounts)
The Company estimates that the value of the contingent consideration is approximately $62, and has recognized this amount as part of the purchase price at the acquisition date. Amounts are payable under the contingent royalty beginning in the second quarter of 2010. The range of undiscounted amounts the Company could pay is between $0 and $100. The fair value of the contingent royalty recognized was estimated by applying the income approach. See Note 15 for a description of the key inputs used in deriving fair value.
In connection with the acquisition, Newmont incurred transaction costs of $67 (shown in Other expense, net), including Australian stamp duties. $8 of these costs were paid during the first quarter of 2009. Additionally, in June 2009, Newmont paid $182 to reimburse AngloGold for its share of capital and other expenditures of the project from January 1, 2009 to June 25, 2009. The reimbursement of capital expenditures is included in Property, plant and mine development, net, and as Additions to property, plant and mine development on the cash flow statement.
The purchase price allocation based on the estimated fair values of assets acquired and liabilities assumed is as follows:

Assets:
Cash	$1
Property, plant and mine development, net	1,073
Inventories and stockpiles	7
Deferred income tax asset	28
Other assets	11

$1,120

Liabilities:
Accrued liabilities	$33
Reclamation liabilities	15
Deferred income tax liability	28

76

Net assets acquired	$1,044

In association with the acquisition of the remaining 33.33% interest in Boddington, on February 3, 2009, the Company completed a public offering of $518 convertible senior notes, including notes offered to cover over-allotments, maturing on February 15, 2012 for net proceeds of $504 after deducting the underwriters discount and expenses of the offering (see Note 21). Additionally, on February 3, 2009, the Company completed a public offering of 34,500,000 shares of common stock, including shares offered to cover over-allotments, at a price of $37 per share, for net proceeds of $1,234 after deducting the underwriters discount and expenses of the offering.
In the first quarter of 2009, La Herradura (of which Newmont owns 44%) purchased a mining property near its Mexico operation for cash consideration of $11 (Newmont’s 44% share).
The pro forma impact of all 2009 acquisitions on Net Income was not material.
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
Level 1	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

Level 2	Quoted prices in markets that are not active, or inputs that are observable, either directly or indirectly, for substantially the full term of the asset or liability; and

Level 3	Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (supported by little or no market activity).

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

	Fair Value at June 30, 2009
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$64	$64	$—	$—
Marketable equity securities	867	867	—	—
Corporate marketable debt securities	9	9	—	—
Other marketable debt securities:
Asset backed commercial paper	17	—	—	17
Auction rate securities	4	—	—	4
Trade receivable from provisional copper and gold concentrate sales, net	209	209	—	—
Derivative instruments, net	62	—	62	—

	$1,232	$1,149	$62	$21

Liabilities:
8 5/8% debentures (hedged portion)	$96	$—	$96	$—
Boddington contingent consideration	62	—	—	62

	$158	$—	$96	$62

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
The Company’s corporate marketable debt securities are valued using quoted market prices in active markets and as such are classified within Level 1 of the fair value hierarchy. The Company’s other marketable debt securities include investments in asset backed commercial paper and auction rate securities. In January 2009, the investments in the Company’s asset backed commercial paper were restructured under court order. The restructuring allowed a return of a portion of the investment and interest distribution to be made to investors. The Company estimated the fair value of the asset backed commercial paper using a probability of return to each class of notes reflective of information reviewed regarding the separate classes of securities. The auction rate securities are traded in markets that are not active, trade infrequently and have little price transparency. The Company estimated the fair value of the auction rate securities based on weighted average risk calculations. The asset backed commercial paper and auction rate securities are classified within Level 3 of the fair value hierarchy.
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
The Company has recorded a contingent consideration liability related to the acquisition of the remaining 33.33% interest in Boddington (Note 14). The value of the contingent consideration was determined using a valuation model which simulates future gold and copper prices and costs applicable to sales to estimate fair value. The contingent consideration liability is classified within Level 3 of the fair value hierarchy.
The table below sets forth a summary of changes in the fair value of the Company’s Level 3 financial assets and liabilities for the six months ended June 30, 2009.

			Boddington
	Auction Rate	Asset Backed	Contingent
	Securities	Commercial Paper	Consideration	Total
Balance at beginning of period	$4	$23	$—	$27
Unrealized losses	—	(2)	—	(2)
Settlements	—	(4)	—	(4)
Transfers in	—	—	62	62

Balance at end of period	$4	$17	$62	$83

Unrealized losses of $2 for the period were included in Accumulated other comprehensive income (loss) as a result of changes in C$ exchange rates from December 31, 2008. As of June 30, 2009, the assets and liabilities classified within Level 3 of the fair value hierarchy represent 2% and 39% of the total assets and liabilities measured at fair value, respectively.
The following table sets forth the Company’s assets and liabilities measured at fair value on a nonrecurring basis within the fair value hierarchy:

	Fair Value at June 30, 2009				Total
	Total	Level 1	Level 2	Level 3	Losses
Long-lived assets held for sale (Note 9)	$39	$—	$39	$—	$44

Long-lived assets held for sale with a carrying amount of $83 were written down to their fair value of $39, resulting in a loss of $44. The Company expects to realize an income tax benefit of $30 related to the sale of these assets.
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

NEWMONT MINING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(dollars in millions, except per share, per ounce and per pound amounts)
Cash Flow Hedges
Foreign Currency Contracts
Newmont entered into a series of foreign currency contracts to reduce the variability of the US dollar amount of forecasted foreign currency expenditures caused by changes in currency rates. Newmont entered into IDR/$ forward purchase contracts to hedge up to 80% of the Company’s IDR denominated operating expenditures which results in a blended IDR/$ rate realized each period. The hedges are forward purchase contracts with expiration dates ranging up to one year from the date of issue. The principal hedging objective is reduction in the volatility of realized period-on-period IDR/$ rates. For the three months ended June 30, 2009 and 2008, the IDR/$ forward purchase contracts had no impact on Batu Hijau Costs applicable to sales. For the six months ended June 30, 2009 and 2008, the IDR/$ forward purchase contracts increased Batu Hijau Costs applicable to sales by $2 and reduced Batu Hijau Costs applicable to sales by $1, respectively. As of June 30, 2009, the Company has hedged 45% of its expected remaining 2009 IDR operating expenditures.
Newmont implemented a multi-year layered program to hedge up to 85% of the Company’s A$ denominated operating expenditures with forward contracts that have expiration dates ranging up to three years from the date of issue. The principal hedging objective is reduction in the volatility of realized period-on-period $/A$ rates. Each month, fixed forward contracts are obtained to hedge 1/36th of the forecasted monthly A$ operating cost exposure in the rolling three-year hedge period resulting in a blended $/A$ rate realized. For the three months ended June 30, 2009 and 2008, the A$ operating hedge program increased Australia/New Zealand Costs applicable to sales by $9 and reduced Australia/New Zealand Costs applicable to sales by $4, respectively. For the six months ended June 30, 2009 and 2008, the A$ operating hedge program increased Australia/New Zealand Costs applicable to sales by $25 and reduced Australia/New Zealand Costs applicable to sales by $5, respectively. As of June 30, 2009, the Company has hedged 77% of its expected remaining 2009 A$ operating expenditures, and 53%, 27% and 7% of its expected 2010, 2011 and 2012 A$ operating expenditures, respectively.
Newmont implemented a multi-year layered program to hedge up to 75% of the Company’s NZ$ denominated operating expenditures with forward contracts that have expiration dates ranging up to two years from the date of issue. The principal hedging objective is reduction in the volatility of realized period-on-period $/NZ$ rates. Each month, fixed forward contracts are obtained to hedge 1/24th of the forecasted monthly NZ$ operating cost exposure in the rolling two-year hedge period resulting in a blended $/NZ$ rate realized. For the three months ended June 30, 2009 and 2008, the NZ$ operating hedge program increased Australia/New Zealand Costs applicable to sales by $1 and $nil, respectively. For the six months ended June 30, 2009 and 2008, the NZ$ operating hedge program increased Australia/New Zealand Costs applicable to sales by $3 and $nil, respectively. As of June 30, 2009, the Company has hedged 63% of its expected remaining 2009 NZ$ operating expenditures, and 32% and 7% of its expected 2010 and 2011 NZ$ operating expenditures, respectively.
Newmont implemented a program to hedge up to 95% of the Company’s A$ denominated capital expenditures related to the construction of Boddington. The program consists of a series of fixed forward contracts with expiration dates ranging up to one year from the date of issue. The realized gains and losses associated with the capital expenditure hedge program will impact Amortization during future periods in which the Boddington assets are placed into service. As of June 30, 2009, the Company has hedged 83% of its expected remaining A$ denominated Boddington capital expenditures.
All of the foreign currency contracts were designated as cash flow hedges, and as such, the effective portion of unrealized changes in market value have been recorded in Accumulated other comprehensive income (loss) and are recorded in earnings during the period in which the hedged transaction affects earnings. Gains and losses on the derivative representing hedge ineffectiveness are recognized in current earnings.

NEWMONT MINING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(dollars in millions, except per share, per ounce and per pound amounts)
Newmont had the following foreign currency derivative contracts outstanding at June 30, 2009:

					Total/
	2009	2010	2011	2012	Average
IDR Forward Purchase Contracts:
$ (millions)	$26	$—	$—	$—	$26
Average rate (IDR/$)	10,717	—	—	—	10,717
IDR notional (millions)	278,644	—	—	—	278,644
A$ Operating Forward Purchase Contracts:
$ (millions)	$223	$413	$200	$24	$860
Average rate ($/A$)	0.77	0.75	0.70	0.68	0.74
A$ notional (millions)	290	550	284	36	1,160
NZ$ Operating Forward Purchase Contracts:
$ (millions)	$20	$19	$1	$—	$40
Average rate ($/NZ$)	0.63	0.59	0.54	—	0.61
NZ$ notional (millions)	32	32	3	—	67
A$ Boddington Capital Forward Purchase Contracts:
$ (millions)	$156	$—	$—	$—	$156
Average rate ($/A$)	0.79	—	—	—	0.79
A$ notional (millions)	197	—	—	—	197
Diesel Fixed Forward Contracts
Newmont implemented a program to hedge up to 66% of its operating cost exposure related to diesel prices of fuel consumed at its Nevada operations to reduce the variability in the diesel prices realized. The program consists of a series of financially settled fixed forward contracts with expiration dates of up to two years from the date of issue. For the three months ended June 30, 2009 and 2008, the Nevada diesel hedge program increased Nevada Costs applicable to sales by $4 and $nil, respectively. For the six months ended June 30, 2009 and 2008, the Nevada diesel hedge program increased Nevada Costs applicable to sales by $11 and $nil, respectively. The contracts have been designated as cash flow hedges of future diesel purchases, and as such, the effective portion of unrealized changes in the market value have been recorded in Accumulated other comprehensive income (loss) and are recorded in earnings during the period in which the hedged transaction affects earnings. Gains and losses on the derivative representing hedge ineffectiveness are recognized in current earnings. As of June 30, 2009, the Company has hedged 56% of its expected remaining 2009 Nevada diesel expenditures, and 24% and 10% of its expected 2010 and 2011 Nevada diesel expenditures, respectively.
Newmont had the following diesel derivative contracts outstanding at June 30, 2009:

	Expected Maturity Date
				Total/
	2009	2010	2011	Average
Diesel Forward Purchase Contracts:
$(millions)	$22	$19	$4	$45
Average rate ($/gallon)	1.90	1.84	2.00	1.88
Diesel gallons (millions)	12	10	2	24

NEWMONT MINING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(dollars in millions, except per share, per ounce and per pound amounts)
Fair Value Hedges
Interest Rate Swap Contracts
At June 30, 2009, Newmont had $100 fixed to floating swap contracts designated as a hedge against a portion of its 8 5/8% debentures. The interest rate swap contracts were transacted to provide balance to the Company’s mix of fixed and floating rate debt. Under the hedge contract terms, the Company receives fixed-rate interest payments at 8.625% and pays floating-rate interest amounts based on periodic London Interbank Offered Rate (“LIBOR”) settings plus a spread, ranging from 2.60% to 3.49%. The interest rate swap contracts were designated as fair value hedges, and as such, changes in fair value have been recorded in income in each period, consistent with recording changes to the mark-to-market value of the underlying hedged liability in income. Changes in the mark-to-market value of the effective portion of the interest rate swap contracts are recognized as a component of Interest expense, net. The hedge contracts decreased Interest expense, net by $1 and $1 for the three months ended June 30, 2009 and 2008, respectively, and decreased Interest expense, net by $2 and $1 for the six months ended June 30, 2009 and 2008, respectively. For the three months ended June 30, 2009 and 2008, losses of $1 and $3, respectively, were included in Other income, net of the ineffective portion of derivative instruments designated as fair value hedges. For the six months ended June 30, 2009 and 2008, losses of $1 and $nil, respectively, were included in Other income, net of the ineffective portion of derivative instruments designated as fair value hedges.
Derivative Instrument Fair Values
Newmont had the following derivative instruments designated as hedges under FAS 133 with fair values at June 30, 2009 and December 31, 2008:

	Fair Values of Derivative Instruments
	At June 30, 2009
	Other	Other	Other	Other
	Current	Long-Term	Current	Long-Term
	Assets	Assets	Liabilities	Liabilities
Foreign currency exchange contracts:
IDR operating forward purchase contracts	$1	$—	$—	$—
NZ$ operating forward contracts	2	1	1	—
A$ forward purchase contracts	26	28	2	2
Diesel forward contracts	3	1	2	—
Interest rate swap contracts	2	5	—	—

Total derivative instruments (Notes 20 and 22)	$34	$35	$5	$2

	Fair Values of Derivative Instruments
	At December 31, 2008
	Other	Other	Other	Other
	Current	Long-Term	Current	Long-Term
	Assets	Assets	Liabilities	Liabilities
Foreign currency exchange contracts:
IDR operating forward purchase contracts	$—	$—	$4	$—
NZ$ operating forward contracts	—	—	5	1
A$ forward purchase contracts	3	1	87	42
A$ call option contracts	1	—	—	—
Diesel forward contracts	—	—	15	—
Interest rate swap contracts	2	7	—	—

Total derivative instruments (Notes 20 and 22)	$6	$8	$111	$43

NEWMONT MINING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(dollars in millions, except per share, per ounce and per pound amounts)
The following tables show the location and amount of (losses) gains reported in the Company’s Consolidated Financial Statements related to the Company’s cash flow and fair value hedges and the gains (losses) recorded for the hedged item related to the fair value hedges.

	Foreign Currency
	Exchange Contracts		Diesel Forward Contracts
	2009	2008	2009	2008
For the three months ended June 30,
Cash flow hedging relationships:
Gain recognized in other comprehensive income (effective portion)	$142	$48	$7	$2
(Loss) gain reclassified from Accumulated other comprehensive income into income (effective portion) (1)	(9)	4	(4)	—

	$133	$52	$3	$2

For the six months ended June 30,
Gain recognized in other comprehensive income (effective portion)	$118	$74	$4	$2
(Loss) gain reclassified from Accumulated other comprehensive income into income (effective portion) (1)	(30)	6	(11)	—

	$88	$80	$(7)	$2

(1)	The (loss) gain for the effective portion of cash flow hedges reclassified from Accumulated other comprehensive income (loss) is recorded in Costs applicable to sales.
The amount to be reclassified from Accumulated other comprehensive income (loss), net of tax to income for derivative instruments during the next 12 months is a gain of approximately $22.

	Interest Rate		8 5/8% Debentures
	Swap Contracts		(Hedged Portion)
	2009	2008	2009	2008
For the three months ended June 30,
Fair value hedging relationships:
Gain (loss) recognized in income (effective portion) (1)	$1	$1	$—	$(1)
(Loss) gain recognized in income (ineffective portion) (2)	(1)	(3)	(2)	2

	$—	$(2)	$(2)	$1

For the six months ended June 30,
Fair value hedging relationships:
Gain (loss) recognized in income (effective portion) (1)	$2	$1	$(1)	$(1)
(Loss) gain recognized in income (ineffective portion) (2)	(1)	—	(3)	2

	$1	$1	$(4)	$1

(1)	The gain (loss) recognized for the effective portion of fair value hedges and the underlying hedged debt is included in Interest expense, net.

(2)	The ineffective portion recognized for fair value hedges and the underlying hedged debt is included in Other income, net.
Provisional Copper and Gold Sales
LME copper prices averaged $2.12 per pound during the three months ended June 30, 2009, compared with the Company’s recorded average provisional price of $2.11 per pound before mark-to-market gains and treatment and refining charges. LME copper prices averaged $1.84 per pound during the six months ended June 30, 2009, compared with the Company’s recorded average provisional price of $1.88 per pound before mark-to-market gains and treatment and refining charges. The applicable forward copper price at the end of the quarter was $2.25 per pound. During the three months ended June 30, 2009, increasing copper prices resulted in a provisional pricing mark-to-market gain of $35 ($0.33 per pound). During the six months ended June 30, 2009, changes in copper prices resulted in a provisional pricing mark-to-market gain of $64 ($0.32 per pound). At June 30, 2009, the Company had copper sales of 109 million pounds priced at an average of $2.25 per pound, subject to final pricing over the next several months.

NEWMONT MINING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(dollars in millions, except per share, per ounce and per pound amounts)
The average London P.M. fix was $922 per ounce during the three months ended June 30, 2009, compared with the Company’s recorded average provisional price of $920 per ounce before mark-to-market gains and treatment and refining charges. The average London P.M. fix was $915 per ounce during the six months ended June 30, 2009, compared with the Company’s recorded average provisional price of $923 per ounce before mark-to-market gains and treatment and refining charges. The applicable forward gold price at the end of the quarter was $927 per ounce. During the three months ended June 30, 2009, changes in gold prices resulted in a provisional pricing mark-to-market gain of $nil. During the six months ended June 30, 2009, changes in gold prices resulted in a provisional pricing mark-to-market gain of $1 ($nil per ounce). At June 30, 2009, the Company had gold sales of 71,000 ounces priced at an average of $927 per ounce, subject to final pricing over the next several months.
NOTE 17 INVESTMENTS

	At June 30, 2009
	Cost/Equity	Unrealized		Fair/Equity
	Basis	Gain	Loss	Basis
Current:
Marketable Equity Securities	$9	$10	$—	$19

Long-term:
Marketable Debt Securities:
Asset backed securities	27	—	(10)	17
Auction rate securities	$7	$—	$(3)	$4
Other	8	1	—	9

	42	1	(13)	30

Marketable Equity Securities:
Canadian Oil Sands Trust	266	477	—	743
Gabriel Resources Ltd.	68	18	—	86
Shore Gold Inc.	4	3	—	7
Other	9	3	—	12

	347	501	—	848

Other investments, at cost	7	—	—	7
Investment in Affiliates:
AGR Matthey Joint Venture	17	—	—	17

	$413	$502	$(13)	$902

	At December 31, 2008
	Cost/Equity	Unrealized		Fair/Equity
	Basis	Gain	Loss	Basis
Current:
Marketable Equity Securities	$14	$1	$(3)	$12

Long-term:
Marketable Debt Securities:
Asset backed securities	$25	$—	$(3)	$22
Auction rate securities	7	—	(2)	5

	32	—	(5)	27

Marketable Equity Securities:
Canadian Oil Sands Trust	251	283	—	534
Gabriel Resources Ltd.	64	—	—	64
Shore Gold Inc.	6	—	—	6
Other	8	—	(3)	5

	329	283	(3)	609

Other investments, at cost	7	—	—	7
Investment in Affiliates:
AGR Matthey Joint Venture	12	—	—	12

	$380	$283	$(8)	$655

During the second quarter of 2009, the Company did not recognize any impairments for other-than temporary declines in value, resulting in total impairments for the first half of 2009 of $2 for Shore Gold Inc. and $4 for other marketable equity securities. During the second quarter of 2008, the Company recognized impairments for other-than temporary declines in value of $23 for Shore Gold Inc. and $11 for other marketable securities, resulting in total impairments of $32 for Shore Gold Inc., $13 for Gabriel Resources Ltd. and $11 for other marketable securities for the first half of 2008.

NEWMONT MINING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(dollars in millions, except per share, per ounce and per pound amounts)
The following tables present the gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by length of time that the individual securities have been in a continuous unrealized loss position:

	Less than 12 Months		12 Months or Greater		Total
		Unrealized		Unrealized		Unrealized
At June 30, 2009	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

Asset backed securities	$17	$10	$—	$—	$17	$10
Auction rate securities	—	—	4	3	4	3

	$17	$10	$4	$3	$21	$13

	Less than 12 Months		12 Months or Greater		Total
		Unrealized		Unrealized		Unrealized
At December 31, 2008	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

Marketable equity securities	$6	$6	$—	$—	$6	$6
Asset backed securities	22	3	—	—	22	3
Auction rate securities	—	—	5	2	5	2

	$28	$9	$5	$2	$33	$11

The unrealized loss of $13 and $11 at June 30, 2009 and December 31, 2008, respectively, relate to the Company’s investments in marketable equity securities, auction rate securities and asset backed commercial paper as listed in the tables above. While the fair values of these investments are below their respective cost, the Company views these declines as temporary. Generally, the Company’s policy is to treat a decline in a marketable equity security’s quoted market value that has lasted continuously for more than six months as an other-than-temporary decline in value. The fair values of these marketable equity securities have not been continuously below cost for the past six months. The Company intends to hold its investment in auction rate securities and asset backed commercial paper until maturity or such time that the market recovers and therefore considers these losses temporary.
NOTE 18 INVENTORIES

	At June 30,	At December 31,
	2009	2008
In-process	$69	$53
Concentrate	13	54
Precious metals	22	20
Materials, supplies and other	377	380

	$481	$507

During the first half of 2009, the Company recorded write-downs of $4 to reduce the carrying value of material and supplies inventories to net realizable value, primarily related to Nevada. Inventory write-downs are classified as components of Costs applicable to sales.
NOTE 19 STOCKPILES AND ORE ON LEACH PADS

	At June 30,	At December 31,
	2009	2008
Current:
Stockpiles	$148	$117
Ore on leach pads	170	173

	$318	$290

Long-term:
Stockpiles	$1,041	$872
Ore on leach pads	285	264

	$1,326	$1,136

NEWMONT MINING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(dollars in millions, except per share, per ounce and per pound amounts)
NOTE 20 OTHER ASSETS

	At June 30,	At December 31,
	2009	2008
Other current assets:
Refinery metal inventory and receivable	$234	$168
Other prepaid assets	71	43
Derivative instruments (Note 16)	34	6
Notes receivable	10	8
Prepaid income and mining taxes	8	187
Other	38	43

	$395	$455

Other long-term assets:
Debt issuance costs	$37	$29
Derivative instruments (Note 16)	35	8
Restricted cash	28	33
Prepaid royalties	19	19
Corporate-owned life insurance	16	26
Other receivables	16	17
Prepaid maintenance costs	6	13
Other	61	62

	$218	$207

NOTE 21 DEBT

	At June 30, 2009		At December 31, 2008
	Current	Non-Current	Current	Non-Current
Sale-leaseback of refractory ore treatment plant	$24	$164	$24	$188
8 5/8% debentures, net of discount (due 2011)	—	218	—	214
Corporate revolving credit facility (due 2012)	—	100	—	757
2012 convertible senior notes	—	452	—	—
2014 convertible senior notes	—	458	—	448
2017 convertible senior notes	—	409	—	401
5 7/8% notes, net of discount (due 2035)	—	597	—	597
PTNNT project financing facility	87	176	87	219
PTNNT shareholder loans	72	—	18	—
Yanacocha credit facility	14	55	14	62
Yanacocha bonds	—	100	—	100
Ahafo project facility	10	70	9	66
Other project financings and capital leases	14	11	13	20

	$221	$2,810	$165	$3,072

During the first quarter of 2009, the Company repaid all borrowings under its $2,000 revolving credit facility and completed a public offering of $518 convertible senior notes maturing on February 15, 2012 for net proceeds of $504. The notes will pay interest semi-annually at a rate of 3.0% per annum and the effective interest rate is 8.5%. The notes are convertible, at the holder’s option, equivalent to a conversion price of $46.25 per share of common stock. The portion of the proceeds related to the conversion feature has been recognized as additional paid-in capital.
The Company retrospectively applied FSP APB 14-1 to the 2014 and 2017 convertible senior notes (Note 2).
During the first quarter of 2009, PTNNT shareholders loaned an additional $124 to PTNNT. Total principal outstanding under the shareholder loans was $165 and $41 as of June 30, 2009 and December 31, 2008, respectively. At June 30, 2009 and December 31, 2008, 43.75% or approximately $72 and $18, respectively, were due to Nusa Tenggara Mining Corporation, an affiliate of Sumitomo Mining Corporation, an unrelated third party, and was non-recourse to Newmont, with the remainder payable to Newmont.

NEWMONT MINING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(dollars in millions, except per share, per ounce and per pound amounts)
As discussed in Note 27, the Company has agreed to provide a joint and several guarantee for the payment of principal and interest amounts associated with the PTNNT project financing facility, which was non-recourse to Newmont at December 31, 2008.
During the second quarter of 2009, Newmont borrowed net proceeds of $100 under its $2,000 senior revolving credit facility.
Scheduled minimum debt repayments at June 30, 2009 are $134 for the remainder of 2009, $157 in 2010, $334 in 2011, $697 in 2012, $116 in 2013 and $1,593 thereafter.
NOTE 22 OTHER LIABILITIES

	At June 30,	At December 31,
	2009	2008
Other current liabilities:
Boddington acquisition costs (Note 14)	$299	$—
Refinery metal payable	234	168
Accrued capital expenditures	200	107
Accrued operating costs	129	137
Reclamation and remediation costs (Note 23)	55	58
Royalties	42	28
Interest	41	35
Peruvian royalty	11	18
Deferred income tax	7	8
Derivative instruments (Note 16)	5	111
Taxes other than income and mining	5	39
Other	43	61

	$1,071	$770

Other long-term liabilities:
Income and mining taxes	$173	$167
Boddington contingent consideration	62	—
Derivative instruments (Note 16)	2	43
Other	40	42

	$277	$252

NOTE 23 RECLAMATION AND REMEDIATION LIABILITIES (ASSET RETIREMENT OBLIGATIONS)
At June 30, 2009 and December 31, 2008, $619 and $594, respectively, were accrued for reclamation obligations relating to mineral properties in accordance with SFAS No. 143, “Accounting for Asset Retirement Obligations.” In addition, the Company is involved in several matters concerning environmental obligations associated with former, primarily historic, mining activities. Generally, these matters concern developing and implementing remediation plans at the various sites involved. At June 30, 2009 and December 31, 2008, $157 and $163, respectively, were accrued for such obligations. These amounts are also included in Reclamation and remediation liabilities.
The following is a reconciliation of the liability for asset retirement obligations:

	Six Months Ended June 30,
	2009	2008
Balance at beginning of period	$758	$672
Additions, changes in estimates and other	2	59
Acquisition of liability	15	—
Liabilities settled	(22)	(31)
Accretion expense	23	20

Balance at end of period	$776	$720

The current portions of Reclamation and remediation liabilities of $55 and $58 at June 30, 2009 and December 31, 2008, respectively, are included in Other current liabilities.

NEWMONT MINING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(dollars in millions, except per share, per ounce and per pound amounts)
The Company’s reclamation and remediation expenses consisted of:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Asset retirement cost amortization	$7	$5	$14	$11
Accretion — operating	8	8	17	16
Accretion — non-operating (Note 4)	3	3	6	5
Reclamation estimate revisions — non-operating (Note 4)	—	59	—	61

	$18	$75	$37	$93

NOTE 24 NET CHANGE IN OPERATING ASSETS AND LIABILITIES
Net cash provided from operations attributable to the net change in operating assets and liabilities is composed of the following:

	Six Months Ended June 30,
	2009	2008
Decrease (increase) in operating assets:
Trade and accounts receivable	$68	$(30)
Inventories, stockpiles and ore on leach pads	(155)	(93)
EGR refinery assets	(70)	(13)
Other assets	5	(17)
(Decrease) increase in operating liabilities:
Accounts payable and other accrued liabilities	(73)	(88)
EGR refinery liabilities	70	13
Reclamation liabilities (Note 23)	(22)	(31)

	$(177)	$(259)

NEWMONT MINING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(dollars in millions, except per share, per ounce and per pound amounts)
NOTE 25 SEGMENT INFORMATION
The Company’s reportable segments are based upon the Company’s management organization structure that is focused on the geographic region for the company’s operations. Segment results for 2008 have been retrospectively revised to reflect an organizational change, effective in the first quarter of 2009, that (i) moved the results of the La Herradura operation in Mexico to North America from Other and (ii) combined the management of exploration and advanced projects activities under one executive and assigned the legacy exploration segment to the regional reportable segments. As a result of management’s decision to dispose of the Kori Kollo operation in Bolivia, Kori Kollo has been reclassified to discontinued operations.
Financial information relating to Newmont’s segments is as follows:

		Costs		Advanced
		Applicable to		Projects and	Pre-Tax
Three Months Ended June, 2009	Sales	Sales	Amortization	Exploration	Income

Nevada	$372	$228	$53	$13	$70
Hope Bay	—	—	3	22	(23)
La Herradura	29	12	3	1	11
Other North America	—	—	—	—	(1)

North America	401	240	59	36	57

Yanacocha	489	173	44	6	244
Other South America	—	—	—	8	(7)

South America	489	173	44	14	237

Boddington	—	—	—	12	(69)
Other Australia/New Zealand	263	141	30	6	89
Batu Hijau:
Gold	98	24	6
Copper	229	61	16

Total Batu Hijau	327	85	22	—	204

Other Asia Pacific	—	—	—	3	(7)

Asia Pacific	590	226	52	21	217

Africa	122	57	16	6	38

Corporate and Other	—	—	5	16	(90)

Consolidated	$1,602	$696	$176	$93	$459

NEWMONT MINING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(dollars in millions, except per share, per ounce and per pound amounts)

		Costs		Advanced
		Applicable to		Projects and	Pre-Tax
Three Months Ended June 30, 2008	Sales	Sales	Amortization	Exploration	Income

Nevada	$495	$238	$60	$12	$177
Hope Bay	—	—	—	16	(17)
La Herradura	21	11	2	1	8
Other North America	—	—	—	8	(10)

North America	516	249	62	37	158

Yanacocha	388	161	44	7	152
Other South America	—	—	—	10	(9)

South America	388	161	44	17	143

Boddington	—	—	—	2	6
Other Australia/New Zealand	272	170	31	7	58
Batu Hijau:
Gold	36	19	3
Copper	183	104	20

Total Batu Hijau	219	123	23	—	54

Other Asia Pacific	—	—	1	4	(57)

Asia Pacific	491	293	55	13	61

Africa	107	46	18	13	37

Corporate and Other	1	—	4	17	(104)

Consolidated	$1,503	$749	$183	$97	$295

NEWMONT MINING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(dollars in millions, except per share, per ounce and per pound amounts)

		Costs		Advanced
		Applicable to		Projects and	Pre-Tax	Total	Capital
Six Months Ended June 30, 2009	Sales	Sales	Amortization	Exploration	Income	Assets(1)	Expenditures(2)

Nevada	$840	$491	$114	$27	$191	$3,232	$111
Hope Bay	—	—	6	36	(40)	1,706	3
La Herradura	52	22	5	1	24	106	19
Other North America	—	—	—	1	(4)	52	—

North America	892	513	125	65	171	5,096	133

Yanacocha	916	325	85	10	448	1,918	62
Other South America	—	—	—	14	(11)	29	—

South America	916	325	85	24	437	1,947	62

Boddington	—	—	—	17	(76)	3,490	684
Other Australia/New Zealand	532	286	62	12	166	837	47
Batu Hijau:
Gold	157	51	13
Copper	390	146	37

Total Batu Hijau	547	197	50	—	268	2,604	23

Other Asia Pacific	—	—	1	5	(15)	142	1

Asia Pacific	1,079	483	113	34	343	7,073	755

Africa	251	114	34	12	84	1,167	24

Corporate and Other (1)	—	—	10	30	(189)	2,828	8

Consolidated	$3,138	$1,435	$367	$165	$846	$18,111	$982

(1)	Corporate and Other includes $69 of Assets held for sale (Note 9).

(2)	Accrual basis includes increase in accrued capital of $72. Consolidated capital expenditures on a cash basis are $910.

NEWMONT MINING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(dollars in millions, except per share, per ounce and per pound amounts)

		Costs		Advanced
		Applicable to		Projects and	Pre-Tax	Total	Capital
Six Months Ended June 30, 2008	Sales	Sales	Amortization	Exploration	Income	Assets(1)	Expenditures(2)

Nevada	$986	$453	$110	$22	$386	$3,220	$140
Hope Bay	—	—	—	22	(22)	1,877	30
La Herradura	45	18	4	2	21	84	12
Other North America	—	—	—	15	(18)	203	—

North America	1,031	471	114	61	367	5,384	182

Yanacocha	887	329	88	13	414	2,132	81
Other South America	—	—	—	17	(16)	17	—

South America	887	329	88	30	398	2,149	81

Boddington	—	—	—	5	(1)	1,371	392
Other Australia/New Zealand	542	326	56	12	137	845	64
Batu Hijau:
Gold	148	56	11
Copper	615	254	51

Total Batu Hijau	763	310	62	—	358	2,337	54

Other Asia Pacific	—	—	2	7	(63)	184	—

Asia Pacific	1,305	636	120	24	431	4,737	510

Africa	204	95	31	21	61	1,146	61

Corporate and Other (1)	1	—	9	30	(179)	3,709	6

Consolidated	$3,428	$1,531	$362	$166	$1,078	$17,125	$840

(1)	Corporate and Other includes $100 of Assets held for sale.

(2)	Accrual basis includes decrease in accrued capital of $53. Consolidated capital expenditures on a cash basis are $893.

	At June 30,	At December 31,
	2009	2008
Goodwill:
Other Australia/New Zealand	$188	$188

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

	Three Months Ended June 30, 2009
					Newmont
	Newmont				Mining
	Mining	Newmont	Other		Corporation
Consolidating Statement of Income	Corporation	USA	Subsidiaries	Eliminations	Consolidated
Revenues
Sales — gold, net	$—	$988	$385	$—	$1,373
Sales — copper, net	—	229	—	—	229

	—	1,217	385	—	1,602

Costs and expenses
Costs applicable to sales — gold (1)	—	438	203	(6)	635
Costs applicable to sales — copper (1)	—	61	—	—	61
Amortization	—	125	51	—	176
Accretion	—	6	2	—	8
Exploration	—	26	25	—	51
Advanced projects, research and development	—	17	26	(1)	42
General and administrative	—	33	—	7	40
Other	8	28	80	—	116

	8	734	387	—	1,129

Other income (expense)
Other income, net	(6)	(6)	21	—	9
Interest income — intercompany	28	2	1	(31)	—
Interest expense — intercompany	(3)	—	(28)	31	—
Interest expense, net	(9)	(12)	(2)	—	(23)

	10	(16)	(8)	—	(14)

Income (loss) from continuing operations before income tax expense and other items	2	467	(10)	—	459
Income tax expense	(3)	(160)	27	—	(136)
Equity income (loss) of affiliates	177	2	28	(210)	(3)

Income (loss) from continuing operations	176	309	45	(210)	320
Income (loss) from discontinued operations	(14)	(14)	—	14	(14)

Net income (loss)	162	295	45	(196)	306
Less: Net income (loss) attributable to noncontrolling interests	—	144	15	(15)	144

Net income (loss) attributable to Newmont stockholders	$162	$151	$30	$(181)	$162

(1)	Exclusive of Amortization and Accretion.

NEWMONT MINING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(dollars in millions, except per share, per ounce and per pound amounts)

	Three Months Ended June 30, 2008
					Newmont
	Newmont				Mining
	Mining	Newmont	Other		Corporation
Consolidating Statement of Income	Corporation	USA	Subsidiaries	Eliminations	Consolidated
Revenues
Sales — gold, net	$—	$941	$379	$—	$1,320
Sales — copper, net	—	183	—	—	183

	—	1,124	379	—	1,503

Costs and expenses
Costs applicable to sales — gold (1)	—	429	222	(6)	645
Costs applicable to sales — copper (1)	—	104	—	—	104
Amortization	—	135	49	(1)	183
Accretion	—	6	2	—	8
Exploration	—	33	25	—	58
Advanced projects, research and development	—	13	26	—	39
General and administrative	—	30	1	6	37
Other	—	63	54	1	118

	—	813	379	—	1,192

Other income (expense)
Other income, net	4	5	10	—	19
Interest income — intercompany	76	3	—	(79)	—
Interest expense — intercompany	(2)	—	(77)	79	—
Interest expense, net	(18)	(15)	(2)	—	(35)

	60	(7)	(69)	—	(16)

Income (loss) from continuing operations before income tax expense and other items	60	304	(69)	—	295
Income tax (expense) benefit	(46)	70	18	—	42
Equity income (loss) of affiliates	255	—	33	(288)	—

Income (loss) from continuing operations	269	374	(18)	(288)	337
Income (loss) from discontinued operations	2	4	(1)	(3)	2

Net income (loss)	271	378	(19)	(291)	339
Less: Net income (loss) attributable to noncontrolling interests	—	75	(7)	—	68

Net income (loss) attributable to Newmont stockholders	$271	$303	$(12)	$(291)	$271

(1)	Exclusive of Amortization and Accretion.

NEWMONT MINING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(dollars in millions, except per share, per ounce and per pound amounts)

	Six Months Ended June 30, 2009
					Newmont
	Newmont				Mining
	Mining	Newmont	Other		Corporation
Consolidating Statement of Income	Corporation	USA	Subsidiaries	Eliminations	Consolidated
Revenues
Sales — gold, net	$—	$1,965	$783	$—	$2,748
Sales — copper, net	—	390	—	—	390

	—	2,355	783	—	3,138

Costs and expenses
Costs applicable to sales — gold (1)	—	890	411	(12)	1,289
Costs applicable to sales — copper (1)	—	146	—	—	146
Amortization	—	262	105	—	367
Accretion	—	13	4	—	17
Exploration	—	48	44	—	92
Advanced projects, research and development	—	35	40	(2)	73
General and administrative	—	63	2	14	79
Other	8	88	96	—	192

	8	1,545	702	—	2,255

Other income (expense)
Other income, net	(10)	—	28	—	18
Interest income — intercompany	60	4	1	(65)	—
Interest expense — intercompany	(5)	—	(60)	65	—
Interest expense, net	(27)	(25)	(3)	—	(55)

	18	(21)	(34)	—	(37)

Income (loss) from continuing operations before income tax expense and other items	10	789	47	—	846
Income tax expense	(13)	(243)	15	—	(241)
Equity income (loss) of affiliates	368	3	54	(433)	(8)

Income (loss) from continuing operations	365	549	116	(433)	597
Income (loss) from discontinued operations	(14)	(14)	—	14	(14)

Net income (loss)	351	535	116	(419)	583
Less: Net income (loss) attributable to noncontrolling interests	—	234	28	(30)	232

Net income (loss) attributable to Newmont stockholders	$351	$301	$88	$(389)	$351

(1)	Exclusive of Amortization and Accretion.

NEWMONT MINING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(dollars in millions, except per share, per ounce and per pound amounts)

	Six Months Ended June 30, 2008
					Newmont
	Newmont				Mining
	Mining	Newmont	Other		Corporation
Consolidating Statement of Income	Corporation	USA	Subsidiaries	Eliminations	Consolidated
Revenues
Sales — gold, net	$—	$2,067	$746	$—	$2,813
Sales — copper, net	—	615	—	—	615

	—	2,682	746	—	3,428

Costs and expenses
Costs applicable to sales — gold (1)	—	857	430	(10)	1,277
Costs applicable to sales — copper (1)	—	254	—	—	254
Amortization	—	274	89	(1)	362
Accretion	—	12	4	—	16
Exploration	—	59	38	—	97
Advanced projects, research and development	—	24	45	—	69
General and administrative	—	53	2	11	66
Other	—	114	66	—	180

	—	1,647	674	—	2,321

Other income (expense)
Other income, net	(9)	53	(10)	—	34
Interest income — intercompany	145	20	—	(165)	—
Interest expense — intercompany	(4)	—	(161)	165	—
Interest expense, net	(36)	(22)	(5)	—	(63)

	96	51	(176)	—	(29)

Income (loss) from continuing operations before income tax expense and other items	96	1,086	(104)	—	1,078
Income tax (expense) benefit	(64)	(157)	34	—	(187)
Equity income (loss) of affiliates	594	1	72	(672)	(5)

Income (loss) from continuing operations	626	930	2	(672)	886
Income (loss) from discontinued operations	10	7	3	(10)	10

Net income (loss)	636	937	5	(682)	896
Less: Net income (loss) attributable to noncontrolling interests	—	271	(8)	(3)	260

Net income (loss) attributable to Newmont stockholders	$636	$666	$13	$(679)	$636

(1)	Exclusive of Amortization and Accretion.

NEWMONT MINING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(dollars in millions, except per share, per ounce and per pound amounts)

	At June 30, 2009
					Newmont
	Newmont				Mining
	Mining	Newmont	Other		Corporation
Consolidating Balance Sheets	Corporation	USA	Subsidiaries	Eliminations	Consolidated
Assets
Cash and cash equivalents	$—	$385	$159	$—	$544
Marketable securities and other short-term investments	—	1	18	—	19
Trade receivables	—	211	18	—	229
Accounts receivable	2,262	1,120	346	(3,445)	283
Inventories	—	346	135	—	481
Stockpiles and ore on leach pads	—	241	77	—	318
Deferred income tax assets	—	154	34	—	188
Other current assets	1	91	303	—	395

Current assets	2,263	2,549	1,090	(3,445)	2,457
Property, plant and mine development, net	—	5,256	6,587	(18)	11,825
Investments	—	23	879	—	902
Investments in subsidiaries	8,091	31	921	(9,043)	—
Long-term stockpiles and ore on leach pads	—	1,206	120	—	1,326
Deferred income tax assets	43	866	217	—	1,126
Other long-term assets	1,802	294	197	(2,075)	218
Goodwill	—	—	188	—	188
Assets of operations held for sale	—	69	—	—	69

Total assets	$12,199	$10,294	$10,199	$(14,581)	$18,111

Liabilities
Current portion of long-term debt	$—	$211	$10	$—	$221
Accounts payable	656	430	2,661	(3,437)	310
Employee related benefits	—	126	36	—	162
Income and mining taxes	9	77	4	—	90
Other current liabilities	23	211	2,808	(1,971)	1,071

Current liabilities	688	1,055	5,519	(5,408)	1,854
Long-term debt	2,016	724	70	—	2,810
Reclamation and remediation liabilities	1	507	213	—	721
Deferred income tax liabilities	119	359	759	—	1,237
Employee-related benefits	4	352	48	—	404
Other long-term liabilities	310	186	1,874	(2,093)	277
Liabilities of operations held for sale	—	54	—	—	54

Total liabilities	3,138	3,237	8,483	(7,501)	7,357

Stockholders’ equity
Preferred stock	—	—	61	(61)	—
Common stock	768	—	—	—	768
Additional paid-in capital	7,850	2,649	3,400	(5,847)	8,052
Accumulated other comprehensive (loss) income	141	(153)	285	(132)	141
Retained earnings (deficit)	302	3,009	(2,293)	(716)	302

Total Newmont stockholders’ equity	9,061	5,505	1,453	(6,756)	9,263
Noncontrolling interests	—	1,552	263	(324)	1,491

Total stockholders’ equity	9,061	7,057	1,716	(7,080)	10,754

Total liabilities and stockholders’ equity	$12,199	$10,294	$10,199	$(14,581)	$18,111

NEWMONT MINING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(dollars in millions, except per share, per ounce and per pound amounts)

	At December 31, 2008
					Newmont
	Newmont				Mining
	Mining	Newmont	Other		Corporation
Consolidating Balance Sheets	Corporation	USA	Subsidiaries	Eliminations	Consolidated
Assets
Cash and cash equivalents	$—	$310	$125	$—	$435
Marketable securities and other short-term investments	—	1	11	—	12
Trade receivables	—	97	7	—	104
Accounts receivable	1,941	904	370	(3,001)	214
Inventories	—	395	112	—	507
Stockpiles and ore on leach pads	—	242	48	—	290
Deferred income tax assets	—	236	48	—	284
Other current assets	1	220	234	—	455

Current assets	1,942	2,405	955	(3,001)	2,301
Property, plant and mine development, net	—	5,325	4,822	(19)	10,128
Investments	—	11	644	—	655
Investments in subsidiaries	6,247	25	828	(7,100)	—
Long-term stockpiles and ore on leach pads	—	1,031	105	—	1,136
Deferred income tax assets	(45)	873	211	—	1,039
Other long-term assets	1,977	320	153	(2,243)	207
Goodwill	—	—	188	—	188
Assets of operations held for sale	—	73	—	—	73

Total assets	$10,121	$10,063	$7,906	$(12,363)	$15,727

Liabilities
Current portion of long-term debt	$—	$156	$9	$—	$165
Accounts payable	524	586	2,292	(2,991)	411
Employee-related benefits	—	139	31	—	170
Income and mining taxes	21	39	1	—	61
Other current liabilities	15	303	461	(9)	770

Current liabilities	560	1,223	2,794	(3,000)	1,577
Long-term debt	2,203	802	67	—	3,072
Reclamation and remediation liabilities	1	502	196	—	699
Deferred income tax liabilities	—	364	687	—	1,051
Employee-related benefits	3	341	35	—	379
Other long-term liabilities	283	182	2,049	(2,262)	252
Liabilities of operations held for sale	—	36	—	—	36

Total liabilities	3,050	3,450	5,828	(5,262)	7,066

Stockholders’ equity
Preferred stock	—	—	61	(61)	—
Common stock	709	—	—	—	709
Additional paid-in capital	6,611	2,647	4,334	(6,761)	6,831
Accumulated other comprehensive (loss) income	(253)	(173)	(138)	311	(253)
Retained earnings (deficit)	4	2,707	(2,381)	(326)	4

Total Newmont stockholders’ equity	7,071	5,181	1,876	(6,837)	7,291
Noncontrolling interests	—	1,432	202	(264)	1,370

Total stockholders’ equity	7,071	6,613	2,078	(7,101)	8,661

Total liabilities and stockholders’ equity	$10,121	$10,063	$7,906	$(12,363)	$15,727

NEWMONT MINING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(dollars in millions, except per share, per ounce and per pound amounts)

	Six Months Ended June 30, 2009
					Newmont
	Newmont				Mining
	Mining	Newmont	Other		Corporation
Consolidating Statement of Cash Flows	Corporation	USA	Subsidiaries	Eliminations	Consolidated
Operating activities:
Net income	$351	$535	$116	$(419)	$583
Adjustments	49	343	(331)	419	480
Net change in operating assets and liabilities	1	(220)	42	—	(177)

Net cash provided from (used in) continuing operations	401	658	(173)	—	886
Net cash provided from discontinued operations	—	8	—	—	8

Net cash provided from (used in) operations	401	666	(173)	—	894

Investing activities:
Additions to property, plant and mine development	—	(234)	(676)	—	(910)
Proceeds from sale of marketable debt and equity securities	—	—	5	—	5
Acquisitions, net	(8)	(11)	(741)	—	(760)
Other	—	1	(8)	—	(7)

Net cash used in investing activities	(8)	(244)	(1,420)	—	(1,672)

Financing activities:
Net external (repayments) borrowings	(154)	(26)	6	—	(174)
Net intercompany (repayments) borrowings	(1,381)	(207)	1,588	—	—
Dividends paid to common stockholders	(98)	—	—	—	(98)
Dividends paid to noncontrolling interests in subsidiaries	—	(112)	—	—	(112)
Proceeds from stock issuance	1,247	—	—	—	1,247
Change in restricted cash and other	(7)	—	12	—	5

Net cash (used in) provided from financing activities of continuing operations	(393)	(345)	1,606	—	868

Net cash used in financing activities of discontinued operations	—	(2)	—	—	(2)

Net cash (used in) provided from financing activities	(393)	(347)	1,606	—	866

Effect of exchange rate changes on cash	—	—	21	—	21

Net change in cash and cash equivalents	—	75	34	—	109
Cash and cash equivalents at beginning of period	—	310	125	—	435

Cash and cash equivalents at end of period	$—	$385	$159	$—	$544

NEWMONT MINING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(dollars in millions, except per share, per ounce and per pound amounts)

	Six Months Ended June 30, 2008
					Newmont
	Newmont				Mining
	Mining	Newmont	Other		Corporation
Consolidating Statement of Cash Flows	Corporation	USA	Subsidiaries	Eliminations	Consolidated
Operating activities:
Net income	$636	$937	$5	$(682)	$896
Adjustments	47	86	(481)	682	334
Net change in operating assets and liabilities	41	(289)	(11)	—	(259)

Net cash provided from (used in) continuing operations	724	734	(487)	—	971
Net cash (used in) provided from discontinued operations	—	(125)	18	—	(107)

Net cash provided from (used in) operations	724	609	(469)	—	864

Investing activities:
Additions to property, plant and mine development	—	(326)	(567)	—	(893)
Acquisitions, net	—	(7)	(318)	—	(325)
Other	—	(15)	(1)	—	(16)

Net cash used in investing activities of continuing operations	—	(348)	(886)	—	(1,234)
Net cash (used in) provided from investing activities of discontinued operations	—	(14)	4	—	(10)

Net cash used in investing activities	—	(362)	(882)	—	(1,244)

Financing activities:
Net external borrowings (repayments)	475	(77)	—	—	398
Net intercompany (repayments) borrowings	(1,132)	(50)	1,182	—	—
Dividends paid to common stockholders	(91)	—	—	—	(91)
Dividends paid to noncontrolling interests in subsidiaries	—	(147)	—	—	(147)
Proceeds from stock issuance	24	—	—	—	24
Change in restricted cash and other	—	3	4	—	7

Net cash (used in) provided from financing activities of continuing operations	(724)	(271)	1,186	—	191

Net cash used in financing activities of discontinued operations	—	(2)	—	—	(2)

Net cash (used in) provided from financing activities	(724)	(273)	1,186	—	189

Effect of exchange rate changes on cash	—	—	(4)	—	(4)

Net change in cash and cash equivalents	—	(26)	(169)	—	(195)
Cash and cash equivalents at beginning of period	—	790	441	—	1,231

Cash and cash equivalents at end of period	$—	$764	$272	$—	$1,036

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
Estimated future reclamation costs are based principally on legal and regulatory requirements. At June 30, 2009 and December 31, 2008, $619 and $594, respectively, were accrued for reclamation costs relating to mineral properties in accordance with FASB Statement No. 143, “Accounting for Asset Retirement Obligations.” The current portions of $55 and $58 at June 30, 2009 and December 31, 2008, respectively, are included in Other current liabilities.
In addition, the Company is involved in several matters concerning environmental obligations associated with former mining activities. Generally, these matters concern developing and implementing remediation plans at the various sites involved. The Company believes that the related environmental obligations associated with these sites are similar in nature with respect to the development of remediation plans, their risk profile and the compliance required to meet general environmental standards. Based upon the Company’s best estimate of its liability for these matters, $157 and $163 were accrued for such obligations at June 30, 2009 and December 31, 2008, respectively. These amounts are included in Other current liabilities and Reclamation and remediation liabilities. Depending upon the ultimate resolution of these matters, the Company believes that it is reasonably possible that the liability for these matters could be as much as 131% greater or 8% lower than the amount accrued at June 30, 2009. The amounts accrued for these matters are reviewed periodically based upon facts and circumstances available at the time. Changes in estimates are recorded in Other expense, net in the period estimates are revised.
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
Ross-Adams Mine Site. By letter dated June 5, 2007, the U.S. Forest Service notified Newmont that it had expended approximately $0.3 in response costs to address environmental conditions at the Ross-Adams mine in Prince of Wales, Alaska, and requested Newmont USA Limited pay those costs and perform an Engineering Evaluation/Cost Analysis (“EE/CA”) to assess what future response activities might need to be completed at the site. Newmont does not believe it has any liability for environmental conditions at the site, and intends to vigorously defend any formal claims by the EPA. Newmont has agreed to perform the EE/CA. Newmont cannot reasonably predict the likelihood or outcome of any future action against it arising from this matter.
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
Yanacocha, various wholly-owned subsidiaries of Newmont, and other defendants have been named in lawsuits filed by approximately 1,100 Peruvian citizens in Denver District Court for the State of Colorado. These actions seek compensatory damages based on claims associated with the elemental mercury spill incident. The parties in these cases agreed to submit these matters to binding arbitration. In October 2007, the parties to the arbitration entered a court-approved settlement agreement, resolving most of these cases. In April 2009, all remaining matters were settled.
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
Initial arbitration matter
PTPI has owned and continues to own a 20% interest in PTNNT, and therefore the Newmont-Sumitomo partnership was required to offer a 3% interest in PTNNT for sale in 2006 and an additional 7% interest in each of 2007 through 2010. In accordance with the Contract of Work, an offer to sell a 3% interest was made to the Indonesian government in 2006 and an offer for an additional 7% interest was made in each of 2007 and 2008. A further 7% interest in the shares of PTNNT was offered for sale in March 2009. While the central government declined to participate in the 2006 and 2007 offers, local governments in the area in which the Batu Hijau mine is located expressed interest in acquiring shares, as did various Indonesian nationals. In January 2008, the Newmont-Sumitomo partnership agreed to sell, under a carried interest arrangement, 2% of PTNNT’s shares to Kabupaten Sumbawa, one of the local governments, subject to satisfaction of closing conditions. The Indonesian government subsequently stated that it would not approve the transfer of shares under this agreement. On February 11, 2008, PTNNT received notification from the Department of Energy and Mineral Resources (“DEMR”) alleging that PTNNT is in breach of its divestiture requirements under the Contract of Work, and threatening to issue a notice to terminate the Contract of Work if PTNNT did not agree to divest the 2006 and 2007 shares, in accordance with the direction of the DEMR, by February 22, 2008, which date was extended to March 3, 2008. A second Notice of Default was received relating to the alleged failure to divest the 2008 shares as well. On March 3, 2008, the Indonesian government filed for international arbitration as provided under the Contract of Work, as did PTNNT. In the arbitration proceeding, PTNNT sought a declaration that the Indonesian government is not entitled to terminate the Contract of Work and additional declarations pertaining to the procedures for divesting the shares. For its part, the Indonesian government sought declarations that PTNNT is in default of its divestiture obligations, that the government may terminate the Contract of Work and recover damages for breach of the Contract of Work, and that PTNNT must cause shares subject to divestiture to be sold to certain local governments.
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
Subsequent to an additional 7% interest in PTNNT being offered by NTP for sale on March 28, 2008 (as required under the Contract of Work), the Director General of Mineral, Coal and Geothermal Resources at DEMR claimed that PTNNT breached its obligations under the Contract of Work by allowing shares to be offered for sale that are pledged to the Senior Lenders as security for the repayment of the senior debt. In the letter, the Director General claimed that NTP would be in default under the Contract of Work if the shares of PTNNT offered for sale in March 2008, together with the shares offered in 2006 and 2007, were not in the possession of “Indonesian government and/or government owned entities,” free of any such senior pledge, by July 13, 2008. Consequently, on July 10, 2008, PTNNT filed a notice to commence an additional international arbitration proceeding, as provided for under the Contract of Work, to resolve the claim that PTNNT breached its obligations under the Contract of Work by allowing shares to be offered that are subject to pledge obligations to the Senior Lenders. This issue was incorporated into and resolved as part of the initial arbitration proceeding.

NEWMONT MINING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(dollars in millions, except per share, per ounce and per pound amounts)
An international arbitration panel was appointed to resolve these claims and a hearing was held in Jakarta in December 2008. On March 31, 2009, the arbitration panel issued its Final Award and decision on the matter. In its decision, the arbitration panel determined that PTNNT’s foreign shareholders had not complied with the divestiture procedure required by the Contract of Work in 2006 and 2007, but the panel ruled that the Indonesian government is not entitled to immediately terminate the Contract of Work and the panel rejected the Indonesian government’s claim for damages. The Arbitration Panel granted PTNNT 180 days from the date of notification of the Final Award to transfer the 2006 3% interest and the 2007 7% interest in PTNNT to the local governments or their respective nominees. The Arbitration Panel also applied a 180-day cure period to the 2008 7% interest, ruling that PTNNT must (within such 180-day period) offer the 2008 7% interest to the Indonesian government or its nominee, and transfer such shares if, after agreement on the transfer price, the Indonesian government invokes its right of first refusal under the Contract of Work. The panel ruled that shares offered to the Indonesian government pursuant to the Contract of Work must be offered free of any pledge or obligation to re-pledge the shares to the Senior Lenders. Finally, the Panel directed PTNNT to pay to the Indonesian government an allocated portion of certain legal fees and costs of the arbitration. PTNNT submitted payment of $2 for legal fees and costs. The Company also entered a formal agreement with the Senior Lenders under which the Senior Lenders released the pledge on the aggregated 31% of shares in PTNNT that are subject to divestiture requirements in exchange for the Company and Sumitomo agreeing to provide joint and several guarantees, thus allowing the Company to transfer these shares free of any pledge or obligation to re-pledge the shares to the lenders. On July 14, 2009, the Company reached agreement with the Indonesian government on the price of the 2008 7% interest and the 2009 7% interest. PTNNT has reoffered the 2008 7% interest and the 2009 7% interest to the Indonesian government at this newly agreed price. The Company cannot predict the outcome of these discussions or the impact on such discussions of the Indonesian presidential elections held in July 2009. Subsequent disputes may arise concerning the divestiture of the shares including if the transfer is not completed to the satisfaction of the parties within the 180-day period described above.
The Company follows FASB Interpretation No. 46(R) “Consolidation of Variable Interest Entities” (“FIN 46(R)”), which provides guidance on the identification and reporting for entities over which control is achieved through means other than voting rights. FIN 46(R) defines such entities as Variable Interest Entities (“VIEs”). Newmont identified NTP, the partnership that owns an 80% interest in PTNNT, as a VIE due to certain capital structures and contractual relationships. As a result of the Company’s 56.25% ownership in NTP, the Company consolidates Batu Hijau, and will continue to consolidate Batu Hijau in its Consolidated Financial Statements as long as the Company continues to be the primary beneficiary of NTP and NTP controls PTNNT.
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

NEWMONT MINING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(dollars in millions, except per share, per ounce and per pound amounts)
As part of its ongoing business and operations, the Company and its affiliates are required to provide surety bonds, bank letters of credit and bank guarantees as financial support for various purposes, including environmental reclamation, exploration permitting, workers compensation programs and other general corporate purposes. At June 30, 2009 and December 31, 2008, there were $851 and $778, respectively, of outstanding letters of credit, surety bonds and bank guarantees. The surety bonds, letters of credit and bank guarantees reflect fair value as a condition of their underlying purpose and are subject to fees competitively determined in the market place. The obligations associated with these instruments are generally related to performance requirements that the Company addresses through its ongoing operations. As the specific requirements are met, the beneficiary of the associated instrument cancels and/or returns the instrument to the issuing entity. Certain of these instruments are associated with operating sites with long-lived assets and will remain outstanding until closure. Generally, bonding requirements associated with environmental regulation are becoming more restrictive. In addition, the surety markets for certain types of environmental bonding used by the Company have become increasingly constrained. The Company, however, believes it is in compliance with all applicable bonding obligations and will be able to satisfy future bonding requirements, through existing or alternative means, as they arise.
Newmont is from time to time involved in various legal proceedings related to its business. Except in the above-described proceedings, management does not believe that adverse decisions in any pending or threatened proceeding or that amounts that may be required to be paid by reason thereof will have a material adverse effect on the Company’s financial condition or results of operations.
NOTE 28 SUPPLEMENTARY DATA
Ratio of Earnings to Fixed Charges
The ratio of earnings to fixed charges for the six months ended June 30, 2009 was 9.0. The ratio of earnings to fixed charges represents income from continuing operations before income tax expense, equity loss of affiliates and noncontrolling interests in subsidiaries, divided by interest expense. Interest expense includes amortization of capitalized interest and the portion of rent expense representative of interest. Interest expense does not include interest on income tax liabilities. The computation of the ratio of earnings to fixed charges can be found in Exhibit 12.1.
NOTE 29 SUBSEQUENT EVENTS
On July 17, 2009, the Company sold its interest in Empresa Minera Inti Raymi (“Inti Raymi”) in Bolivia to Compania Procesadora de Minerales S.A., a company controlled by the Company’s long-time Bolivian partner. As part of the transaction, a reclamation trust fund will be established to pay for closure and reclamation costs when operations eventually cease. The buyer assumed all obligations of the operation and has agreed to pay Newmont a nominal royalty from future production. With the sale of Inti Raymi, Newmont has no remaining operations in Bolivia (see Note 9).

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
This item should be read in conjunction with our interim unaudited Consolidated Financial Statements and the notes thereto included in this quarterly report. Additionally, the following discussion and analysis should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements included in Part II of our Annual Report on Form 10-K and Form 10-K/A for the year ended December 31, 2008.
Selected Financial and Operating Results

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Revenues	$1,602	$1,503	$3,138	$3,428
Income from continuing operations	$320	$337	$597	$886
Net income	$306	$339	$583	$896
Net income attributable to Newmont stockholders	$162	$271	$351	$636

Per common share, basic
Income from continuing operations attributable to Newmont stockholders	$0.35	$0.60	$0.75	$1.38
Net income attributable to Newmont stockholders	$0.33	$0.60	$0.73	$1.40

Consolidated gold ounces sold (thousands) (1)	1,502	1,483	3,019	3,084
Consolidated copper pounds sold (millions)	105	51	201	157

Average price received, net (2)
Gold (per ounce)	$915	$900	$911	$917
Copper (per pound)	$2.17	$3.57	$1.94	$3.93

Costs applicable to sales (3)
Gold (per ounce)	$423	$439	$427	$416
Copper (per pound)	$0.58	$2.02	$0.73	$1.62

(1)	Includes incremental start-up ounces of 1 for both the three and six months ended June 30, 2009 and 16 and 17 for the three and six months ended June 30, 2008, respectively. Incremental start-up includes the removal and production of de minimis saleable materials during development and is recorded as Other income, net of incremental mining and processing costs.

(2)	After treatment and refining charges.

(3)	Excludes Amortization and Accretion.
Consolidated Financial Results
Net income attributable to Newmont stockholders for the second quarter and first half of 2009 was $162, or $0.33 per share and $351, or 0.73 per share, respectively. Results for the second quarter of 2009 compared to 2008 were impacted by higher realized gold prices, lower realized copper prices and higher sales volume. Results for the first half of 2009 compared to 2008 were impacted by lower realized gold and copper prices, lower gold sales volume, higher copper sales volume, lower Canadian Oil Sands Trust income, higher income taxes in 2009 and a discrete tax benefit in 2008.

Sales — gold, net for the second quarter of 2009 increased $53 compared to the second quarter of 2008, due to higher realized prices and increased sales volume. Sales — gold, net for the first half of 2009 decreased $65 compared to the first half of 2008, due to lower realized prices and decreased sales volume. For a complete discussion regarding variations in gold volumes, see Results of Consolidated Operations below. The following analysis summarizes the change in consolidated gold sales revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Consolidated gold sales:
Gross	$1,383	$1,323	$2,761	$2,823
Less: Treatment and refining charges	(10)	(3)	(13)	(10)

Net	$1,373	$1,320	$2,748	$2,813

Consolidated gold ounces sold (thousands):
Gross	1,502	1,483	3,019	3,084
Less: Incremental start-up sales	(1)	(16)	(1)	(17)

Net	1,501	1,467	3,018	3,067

Average realized price (per ounce):
Before treatment and refining charges	$922	$902	$915	$920
After treatment and refining charges	$915	$900	$911	$917
The change in consolidated gold sales is due to:

	Three Months Ended June 30,	Six Months Ended June 30,
	2009 vs. 2008	2009 vs. 2008
Increase (decrease) in consolidated ounces sold	$30	$(45)
Increase (decrease) in average realized gold price	30	(17)
Increase in treatment and refining charges	(7)	(3)

	$53	$(65)

Sales — copper, net for the second quarter of 2009 increased $46, or 25%, compared to the second quarter of 2008, due to increased sales volume partially offset by lower realized prices. Sales — copper, net for the first half of 2009 decreased $225, or 37%, compared to the first half of 2008, due to lower realized prices, partially offset by increased sales volume. For a complete discussion regarding variations in copper volumes, see Results of Consolidated Operations below. The following analysis summarizes the change in consolidated copper sales revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Consolidated copper sales:
Gross before provisional pricing	$223	$194	$377	$576
Provisional pricing mark-to-market gain	35	8	64	90

Gross after provisional pricing	258	202	441	666
Less: Treatment and refining charges	(29)	(19)	(51)	(51)

Net	$229	$183	$390	$615

Consolidated copper pounds sold (millions)	105	51	201	157

Average realized price (per pound):
Gross before provisional pricing	$2.12	$3.78	$1.88	$3.67
Provisional pricing mark-to-market gain	0.33	0.16	0.32	0.58

Gross after provisional pricing	2.45	3.94	2.20	4.25
Less: Treatment and refining charges	(0.28)	(0.37)	(0.26)	(0.32)

Net	$2.17	$3.57	$1.94	$3.93

The change in consolidated copper sales is due to:

	Three Months Ended June 30,	Six Months Ended June 30,
	2009 vs. 2008	2009 vs. 2008
Increase in consolidated pounds sold	$213	$187
Decrease in average realized copper price	(157)	(412)
Increase in treatment and refining charges	(10)	—

	$46	$(225)

The following is a summary of net gold and copper sales:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Gold
North America:
Nevada	$372	$495	$840	$986
La Herradura	29	21	52	45

	401	516	892	1,031

South America:
Yanacocha	489	388	916	887

Asia Pacific:
Jundee	102	101	190	188
Tanami	81	85	159	174
Kalgoorlie	66	55	132	120
Waihi	14	31	51	60
Batu Hijau	98	36	157	148

	361	308	689	690

Africa:
Ahafo	122	107	251	204

Corporate and other	—	1	—	1

	$1,373	$1,320	$2,748	$2,813

Copper
Asia Pacific:
Batu Hijau	$229	$183	$390	$615

Costs applicable to sales decreased in the second quarter and first half of 2009 compared to the second quarter and first half of 2008, as detailed in the table below. The decrease in Costs applicable to sales in the second quarter of 2009 compared to the second quarter of 2008 is primarily due to lower waste tons mined, lower diesel prices and favorable U.S. dollar exchange rates, partially offset by higher sales volumes and lower by-product credits. The decrease in Costs applicable to sales in the first half of 2009 compared to the first half of 2008 is primarily due to lower waste tons mined, lower diesel prices, lower gold sales volume and favorable U.S. dollar exchange rates, partially offset by higher copper sales volume and lower by-product credits. For a complete discussion regarding variations in operations, see Results of Consolidated Operations below.
Amortization expense decreased for the second quarter of 2009 compared to the second quarter of 2008 and increased for the first half of 2009 compared to the first half of 2008, as detailed in the table below. We expect 2009 Amortization expense to be approximately $740 to $780.

The following is a summary of Costs applicable to sales and Amortization:

	Costs Applicable to Sales				Amortization
	Three Months Ended		Six Months Ended		Three Months Ended		Six Months Ended
	June 30,		June 30,		June 30,		June 30,
	2009	2008	2009	2008	2009	2008	2009	2008
Gold
North America:
Nevada	$228	$238	$491	$453	$53	$60	$114	$110
Hope Bay	—	—	—	—	3	—	6	—
La Herradura	12	11	22	18	3	2	5	4

	240	249	513	471	59	62	125	114

South America:
Yanacocha	173	161	325	329	44	44	85	88

Asia Pacific:
Jundee	36	44	70	82	12	10	21	17
Tanami	53	57	101	107	11	9	22	17
Kalgoorlie	43	54	91	108	3	3	6	7
Waihi	9	15	24	29	4	9	13	15
Batu Hijau	24	19	51	56	6	3	13	11

	165	189	337	382	36	34	75	67

Africa:
Ahafo	57	46	114	95	16	18	34	31

	635	645	1,289	1,277	155	158	319	300

Copper
Asia Pacific:
Batu Hijau	61	104	146	254	16	20	37	51

Other
Asia Pacific	—	—	—	—	—	1	1	2
Corporate and Other	—	—	—	—	5	4	10	9

	—	—	—	—	5	5	11	11

	$696	$749	$1,435	$1,531	$176	$183	$367	$362

Exploration expense decreased for the second quarter and first half of 2009 compared to the second quarter and first half of 2008 due to a reduced drilling program related to a more selective and strategic exploration program. We expect 2009 Exploration expense to be approximately $165 to $175.
Advanced projects, research and development expense for the second quarter and first half of 2009 and 2008 is summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Hope Bay	$11	$9	$16	$13
Boddington	10	1	13	2
Technical and project services	7	6	12	10
Nevada underground	3	—	8	—
Corporate	3	4	7	7
Tanami/Callie Deeps	1	1	3	1
Akyem	2	1	3	3
Fort a la Corne JV	—	6	1	13
Other	5	11	10	20

	$42	$39	$73	$69

We expect 2009 Advanced projects, research and development expenses to be approximately $140 to $160.
General and administrative expenses increased by $3 and $13, respectively, for the second quarter and first half of 2009 compared to the second quarter and first half of 2008, due to higher compensation, benefits and consulting fees. We expect 2009 General and administrative expenses to be approximately $150 to $160.

Other expense, net for the first quarter of 2009 and 2008 is summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Boddington acquisition costs	$59	$—	$67	$—
Regional administration	14	12	26	21
Community development	11	18	21	32
Workforce reduction	1	—	15	—
Peruvian royalty	5	4	11	11
Western Australia power plant	6	8	9	13
Batu Hijau divestiture	1	2	6	5
World Gold Council dues	3	2	6	5
Accretion, non-operating	3	3	6	5
Pension settlement loss	—	—	—	11
Reclamation estimate revisions	—	59	—	61
Other	13	10	25	16

	$116	$118	$192	$180

In connection with the acquisition of the remaining interest in Boddington, we incurred costs of $67, including Australian stamp duties, for the six months ended June 30, 2009. Community development and regional administration expenses relate to our social responsibility, external and government relations, and regional office costs which are not a direct cost of mine production. Workforce reduction expense includes costs related to global workforce reduction that impacted approximately 3% of our world wide workforce.
Other income, net for the first quarter of 2009 and 2008 is summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Canadian Oil Sands Trust income	$5	$31	$9	$55
Interest income	6	7	9	17
Gain on sale of investments, net	—	10	—	10
Income from development projects, net	—	9	—	9
Foreign currency exchange losses, net	1	(7)	(2)	(13)
(Loss) gain on ineffective portion of derivative instruments, net	(3)	(1)	(4)	2
Impairment of marketable securities	—	(34)	(6)	(56)
Other	—	4	12	10

	$9	$19	$18	$34

Canadian Oil Sands Trust income decreased $27 and $46 in the second quarter and first half of 2009, respectively, compared to the second quarter and first half of 2008 due to reduced distributions related to a significant decrease in oil prices. During the first half of 2009, we recognized impairments of marketable securities of $2 for Shore Gold, Inc. and $4 for other marketable securities. During the second quarter of 2008, we recognized impairments of marketable securities of $23 for Shore Gold Inc. and $11 for other marketable securities, resulting in total impairments of $32 for Shore Gold Inc., $13 for Gabriel Resources Ltd. and $11 for other marketable securities for the first half of 2008.
Interest expense, net decreased by $12 for the second quarter of 2009 compared to the second quarter of 2008 and decreased $8 for the first half of 2009 compared to the first half of 2008 mainly due to higher capitalized interest, partially offset by additional interest on the convertible senior notes. We expect 2009 Interest expense, net to be approximately $100 to $110.
Income tax expense during the second quarter of 2009 was $136 compared to a benefit of $42 during the second quarter of 2008, and $241 for the first half of 2009 compared to $187 for the first half of 2008. The effective tax rate for the second quarter of 2009 was 30% compared to a 14% benefit for the second quarter of 2008, and 29% for the first half of 2009 compared to 17% for the first half of 2008. The 44% increase from the 2008 second quarter and 12% increase from the first half of 2008 tax rates primarily relates to the reduction in income taxes in 2008 realized from the conversion of one of the Company’s non-US subsidiaries to a partnership for U.S. income tax purposes which gave rise to a significant capital loss allowing the Company to recover income taxes paid in prior years, offset by an increase in liabilities for uncertain tax positions. The effective tax rates in the second quarter of 2009 and 2008 are different from the United States statutory rate of 35% primarily due to U.S. percentage depletion. For a complete discussion of the factors that influence our effective tax rate, see Management’s Discussion and Analysis of Results of Operations and Financial Condition in Newmont’s Annual Report on Form 10-K for the year ended December 31, 2008, filed February 19, 2009. We expect the 2009 full year tax rate to be approximately 27% to 31%, assuming a gold price of $925 per ounce.

Net income attributable to Noncontrolling interests increased $76 in the second quarter of 2009 compared to the second quarter of 2008 as a result of increased earnings at Yanacocha and Batu Hijau, and decreased $28 in the first half of 2009 compared to the first half of 2008, as a result of lower earnings at Batu Hijau.
(Loss) income from discontinued operations was a follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Sales — gold, net	$16	$19	$32	$37

Income from operations	$1	$7	$1	$12
Loss on impairment	(44)	—	(44)	—
(Loss) gain on sale of royalty portfolio	—	(2)	—	5
(Loss) gain on sale of Pajingo assets	—	(1)	—	1

Pre-tax (loss) income	(43)	4	(43)	18
Income tax benefit (expense)	29	(2)	29	(8)

(Loss) income from discontinued operations	$(14)	$2	$(14)	$10

Discontinued operations include our royalty portfolio and Pajingo operations, both sold in December 2007, as well as the Kori Kollo operation in Bolivia, which was reclassified to discontinued operations during the second quarter of 2009.
Results of Consolidated Operations

	Gold Ounces or		Costs Applicable to
	Copper Pounds Sold(1)		Sales(3)		Amortization
	2009	2008	2009	2008	2009	2008
	(ounces in thousands)		($ per ounce)		($ per ounce)
Three Months Ended June 30,
Gold
North America	446	579	$538	$429	$124	$107
South America (2)	534	432	323	374	82	102
Asia Pacific (2)	390	338	426	560	95	102
Africa	132	134	428	390	119	147

Total/Weighted-Average	1,502	1,483	$423	$439	$101	$108

	(pounds in millions)		($ per pound)		($ per pound)
Copper
Asia Pacific (3)	105	51	$0.58	$2.02	$0.15	$0.38

	Gold Ounces or		Costs Applicable to
	Copper Pounds Sold(1)		Sales(3)		Amortization
	2009	2008	2009	2008	2009	2008
	(ounces in thousands)		($ per ounce)		($ per ounce)
Six Months Ended June 30,
Gold
North America	989	1,129	$519	$417	$120	$101
South America (2)	1,004	972	324	339	84	91
Asia Pacific (2)	750	744	450	514	101	91
Africa	276	239	413	425	123	138

Total/Weighted-Average	3,019	3,084	$427	$416	$104	$98

	(pounds in millions)		($ per pound)		($ per pound)
Copper
Asia Pacific (3)	201	157	$0.73	$1.62	$0.19	$0.33

(1)	Consolidated gold ounces sold includes incremental start-up ounces of 1, in North America, for both the three and six months ended June 30, 2009 and 16 and 17, primarily in Africa, for the three and six months ended June 30, 2008. Incremental start-up sales includes the removal and production of de minimis saleable materials during development and is recorded as Other income, net of incremental mining and processing costs.

(2)	Consolidated gold ounces and copper pounds sold includes noncontrolling interests’ share for Yanacocha and Batu Hijau.

(3)	Excludes Amortization and Accretion.
Consolidated gold ounces sold increased 1% in the second quarter of 2009 from 2008, primarily due to higher production from South America and Asia Pacific, mostly offset by lower production from North America. Consolidated copper pounds sold more than doubled in the second quarter of 2009 from 2008 due to higher production at Batu Hijau.

Costs applicable to sales per consolidated gold ounce sold decreased 4% in the second quarter of 2009 from 2008, due to lower waste mining, higher production and lower diesel prices, partially offset by lower by-product credits, higher royalties and a higher allocation of costs to gold due to lower copper prices at Batu Hijau. Consolidated Costs applicable to sales decreased by $12 per ounce, net of hedges, due to the weakening of the Australian dollar in the second quarter of 2009 compared to 2008. Costs applicable to sales per consolidated copper pound decreased 71% in the second quarter of 2009 from 2008, primarily due to lower waste mining, higher production, lower diesel prices and a lower allocation of costs to copper due to changes in realized metal prices.
Consolidated gold ounces sold decreased 2% in the first half of 2009 from 2008, primarily due to lower production from North America, mostly offset by higher production from South America and Africa. Consolidated copper pounds sold increased 28% in the first half of 2009 from 2008 due to higher production at Batu Hijau.
Costs applicable to sales per consolidated gold ounce sold increased 3% in the first half of 2009 from 2008, due to lower production, lower by-product credits, higher royalties and a higher allocation of costs to gold due to lower copper prices at Batu Hijau, partially offset by lower waste mining and lower diesel prices. Consolidated Costs applicable to sales decreased by $13 per ounce, net of hedges, due to the weakening of the Australian dollar in the first half of 2009 compared to 2008. Costs applicable to sales per consolidated copper pound decreased 55% in the first half of 2009 from 2008, primarily due to lower waste mining, higher production, lower diesel prices and a lower allocation of costs to copper due to changes in realized metal prices.
We expect consolidated gold sales of between 6.35 and 6.7 million ounces at Costs applicable to sales of between $400 and $440 per ounce. Our Costs applicable to sales forecast for 2009 now assumes an oil price of $70 per barrel and an Australian dollar exchange rate of 0.75 for the remainder of the year. Our Costs applicable to sales for the year are expected to change by approximately $3 per ounce for every $10 change in the oil price and by approximately $3 per ounce for every $0.10 change in the Australian dollar exchange rate. We are actively hedging a portion of our North America diesel and Australian dollar cost exposure.
We continue to expect consolidated copper sales of approximately 460 to 510 million pounds in 2009 at Costs applicable to sales of approximately $0.50 to $0.65 per pound.
North America Operations

			Costs Applicable to
	Gold Ounces Sold(1)		Sales(2)		Amortization
	2009	2008	2009	2008	2009	2008
	(in thousands)		($ per ounce)		($ per ounce)
Three Months Ended June 30,
Nevada	415	554	$549	$430	$126	$108
La Herradura (44% owned)	31	25	398	388	91	85

	446	579	$538	$429	$124	$107

			Costs Applicable to
	Gold Ounces Sold(1)		Sales(2)		Amortization
	2009	2008	2009	2008	2009	2008
	(in thousands)		($ per ounce)		($ per ounce)
Six Months Ended June 30,
Nevada	933	1,080	$527	$420	$122	$102
La Herradura (44% owned)	56	49	393	357	90	84

	989	1,129	$519	$417	$120	$101

(1)	Includes incremental start-up ounces of 1 in Nevada for both the three and six months ended June 30, 2009 and the six months ended June 30, 2008.

(2)	Excludes Amortization and Accretion.
Nevada, USA. Gold ounces sold in Nevada decreased 25% in the second quarter of 2009 from 2008 due to lower leach tons placed and lower throughput and mill ore grade. Surface ore mined in the second quarter of 2009 decreased to 6.2 million tons, down from 9.2 million tons in the previous year quarter primarily due to mine sequencing at Gold Quarry. Underground ore mined in the second quarter of 2009 increased to 587,000 tons, up from 575,000 tons in the second quarter of 2008. This increase was due to 23% higher tons at Chukar and remnant mining at Carlin East, partially offset by 15% lower tons at Midas due to ground failure which curtailed production in March and April 2009. Underground ore grade decreased 7% in the second quarter of 2009 from 2008 primarily due to lower grade at Leeville. Second quarter ore milled was 5.9 million tons in 2009 compared to 6.1 million tons in 2008. Ore placed on leach pads in the second quarter of 2009 decreased 69% from the second quarter of 2008 to 1.7 million tons due mainly to mine sequencing at Gold Quarry and equipment availability.

Costs applicable to sales per ounce increased to $549 in the second quarter of 2009 from $430 per ounce in the second quarter of 2008 due to lower production and by-product credits, partially offset by lower diesel prices.
Gold ounces sold decreased 14% in the first half of 2009 from 2008 due to lower leach tons placed and lower mill ore grade, partially offset by higher mill recovery rates. Surface ore mined in the first half of 2009 decreased to 12.6 million tons, down from 17.6 million tons in the first half of 2008 primarily due to mine sequencing at Gold Quarry. Underground ore mined in the first half of 2009 increased to 1.2 million tons, up from 1.1 million tons in the first half of 2008. This increase was due to 14% higher tons at Leeville, 15% higher tons at Chukar and remnant mining at Carlin East, partially offset by 12% lower tons at Midas due to ground failure which curtailed production in March and April 2009. Underground ore grade decreased 9% in the first half of 2009 from 2008 primarily due to lower grade at Leeville. Ore milled in the first half of 2009 was 12.0 million tons compared to 12.3 million tons in the first half of 2008. Ore placed on leach pads in the first half of 2009 decreased 58% from the first half of 2008 to 4.3 million tons due mainly to mine sequencing at Gold Quarry and equipment availability.
Costs applicable to sales per ounce increased to $527 in the first half of 2009 from $420 per ounce in the first half of 2008 due to lower production and by-product credits, partially offset by lower diesel prices.
La Herradura, Mexico. Gold ounces sold increased 24% in second quarter of 2009 from 2008, primarily due to a 16% increase in tons placed on the leach pad, partially offset by a 5% decrease in grade. Costs applicable to sales increased 2% due to higher workers participation costs, partially offset by lower diesel costs.
Gold ounces sold increased 13% in first half of 2009 from 2008, primarily due to a 20% increase in tons placed on the leach pad, partially offset by a 4% decrease in grade. Costs applicable to sales increased 10% due to higher workers participation costs, partially offset by lower fuel costs.
We expect gold sales in North America of approximately 2.0 to 2.1 million ounces at Costs applicable to sales of approximately $535 to $575 per ounce in 2009.
South America Operations

			Costs Applicable to
	Gold Ounces Sold(1)		Sales(2)		Amortization
	2009	2008	2009	2008	2009	2008
	(in thousands)		($ per ounce)		($ per ounce)
Three Months Ended June 30,
Yanacocha (51.35% owned)	534	432	$323	$374	$82	$102

			Costs Applicable to
	Gold Ounces Sold(1)		Sales(2)		Amortization
	2009	2008	2009	2008	2009	2008
	(in thousands)		($ per ounce)		($ per ounce)
Six Months Ended June 30,
Yanacocha (51.35% owned)	1,004	972	$324	$339	$84	$91

(1)	Consolidated gold ounces sold includes noncontrolling interests’ share.

(2)	Excludes Amortization and Accretion.
Yanacocha, Peru. Gold sales at Yanacocha increased 24% in the second quarter of 2009 from the second quarter of 2008 due to higher leach tons placed, higher mill production and a reduction of finished goods inventory. Ore tons mined increased 77% in the second quarter of 2009 compared to the second quarter of 2008 due to mine sequencing. During the same periods, the amount of waste material mined decreased to 6.7 million tons from 26.6 million tons. Ore placed on the leach pads increased to 41.4 million tons in the second quarter of 2009 from 23.7 million tons in the second quarter of 2008 and leach ore grade increased 1% from 0.015 to 0.016 ounces per ton during the same period. Mill production in the second quarter of 2009 was 136,000 ounces compared to 77,000 ounces in the second quarter of 2008 due to higher mill ore grade and mill throughput due to the commencement of mill production in the second quarter of 2008.

Costs applicable to sales decreased in the second quarter of 2009 to $323 per ounce from $374 per ounce in the second quarter of 2008, primarily due to lower waste mining, higher production and lower diesel prices, partially offset by higher workers participation costs and lower by-product credits.
Gold sales at Yanacocha increased 3% in the first half of 2009 from the first half of 2008 due to a full six months of mill production, partially offset by lower leach recoveries. Ore tons mined increased 39% in the first half of 2009 compared to the first half of 2008 due to mine sequencing. During the same periods, the amount of waste material mined decreased to 22.1 million tons from 48.3 million tons. Ore placed on the leach pads increased to 72.1 million tons in the first half of 2009 from 54.1 million tons in the first half of 2008 and leach ore grade increased 13% from 0.016 to 0.018 ounces per ton during the same periods. Leach production was 127,000 ounces lower in the first half of 2009 compared to the first half of 2008 due to the timing of leach ore recoveries. Mill production in the first half of 2009 was 279,000 ounces compared to 77,000 ounces in the first half of 2008 due to the commencement of mill production in the second quarter of 2008.
Costs applicable to sales decreased in the first half of 2009 to $324 per ounce from $339 per ounce in the first half of 2008 primarily due to lower waste mining, higher production and lower diesel prices, partially offset by higher workers participation costs and lower by-product credits.
We expect consolidated gold sales for South America of approximately 1.95 to 2.05 million ounces at Costs applicable to sales of approximately $300 to $320 per ounce.
Asia Pacific Operations

	Gold Ounces Sold or		Costs Applicable to
	Copper Pounds Sold		Sales(1)		Amortization
	2009	2008	2009	2008	2009	2008
	(ounces in thousands)		($ per ounce)		($ per ounce)
Three Months Ended June 30,
Gold
Jundee	108	109	$338	$401	$110	$84
Tanami	88	95	599	605	127	102
Kalgoorlie (50% owned)	71	63	607	860	39	56
Waihi	16	34	582	441	287	248
Batu Hijau (45% owned) (2)	107	37	229	518	62	99

	390	338	$426	$560	$95	$102

	(pounds in millions)		($ per pound)		($ per pound)
Three Months Ended June 30,
Copper
Batu Hijau (45% owned) (2)	105	51	$0.58	$2.02	$0.15	$0.38

	Gold Ounces Sold or		Costs Applicable to
	Copper Pounds Sold		Sales(1)		Amortization
	2009	2008	2009	2008	2009	2008
	(ounces in thousands)		($ per ounce)		($ per ounce)
Six Months Ended June 30,
Gold
Jundee	202	200	$345	$410	$104	$83
Tanami	173	190	586	565	125	91
Kalgoorlie (50% owned)	146	132	625	817	43	57
Waihi	56	65	426	448	241	226
Batu Hijau (45% owned) (2)	173	158	297	358	78	72

	750	745	$450	$514	$101	$91

	(pounds in millions)		($ per pound)		($ per pound)
Six Months Ended June 30, Copper
Batu Hijau (45% owned) (2)	201	157	$0.73	$1.62	$0.19	$0.33

(1)	Excludes Amortization and Accretion.

(2)	Consolidated gold ounces or copper pounds sold includes noncontrolling interests’ share.
Jundee, Australia. Gold ounces sold in the second quarter of 2009 were essentially the same as 2008, as lower mill ore grade was offset by higher throughput and a reduction in finished goods inventory. Costs applicable to sales per ounce decreased 16%, primarily due to lower diesel prices and the weakening of the Australian dollar, partially offset by lower production.

Gold ounces sold increased 1% in the first half of 2009 compared to 2008, due to increased mill throughput, partially offset by lower mill ore grade. Costs applicable to sales per ounce decreased 16% primarily due to lower diesel prices and the weakening of the Australian dollar.
Tanami, Australia. Gold ounces sold decreased 7% in the second quarter of 2009 compared to 2008, primarily due to lower mill ore grade, partially offset by higher mill throughput. Costs applicable to sales per ounce decreased 1% primarily due to lower diesel prices and the weakening of the Australian dollar, partially offset by higher royalty costs.
Gold ounces sold decreased 9% in the first half of 2009 compared to 2008 due to lower mill ore grade and throughput. Costs applicable to sales per ounce increased 4% due to lower production and higher royalty costs, partially offset by lower diesel prices and the weakening of the Australian dollar.
Kalgoorlie, Australia. Gold ounces sold increased 13% in the second quarter of 2009 compared to 2008 due to higher mill ore grade, throughput and recovery. Costs applicable to sales per ounce decreased 29% due to higher production, lower diesel prices and the weakening of the Australian dollar.
Gold ounces sold increased 11% in the first half of 2009 compared to 2008 due to higher mill ore grade, throughput and recovery. Costs applicable to sales per ounce decreased 24% due to higher production, lower diesel prices and the weakening of the Australian dollar.
Waihi, New Zealand. Gold ounces sold decreased 53% in the second quarter of 2009 from 2008 due to an electrical fire at the mill in May which suspended milling activities. Required repairs are expected to be completed in August allowing milling operations to resume. Costs applicable to sales per ounce were 32% higher due to lower production, partially offset by the weakening of the New Zealand dollar.
Gold ounces sold decreased 14% in the first half of 2009 from 2008 due to the suspension of milling operations. Costs applicable to sales per ounce were 5% lower primarily due to lower diesel prices and higher by-product credits and the weakening of the New Zealand dollar, partially offset by lower production and higher royalty costs.
Boddington, Australia. Development of the project was approximately 98% complete, as of June 30, 2009. The Company now expects total project costs, excluding capitalized interest, of between $2,800 and $2,900 on a 100% basis due to the later than expected start-up of milling operations.
Batu Hijau, Indonesia. Consolidated copper and gold sales at Batu Hijau increased 106% and 189%, respectively, in the second quarter of 2009 from 2008 due to higher throughput, grade and recoveries as a result of the mining sequence. The harder, lower grade stockpiled ore processed in 2008 resulted in significantly lower recoveries. During the second quarter of 2009, copper and gold production increased by 105% and 240%, respectively.
Total Costs applicable to sales decreased by $37 in the second quarter of 2009 from 2008 due to lower waste mining, lower diesel prices, lower labor costs and lower maintenance and parts costs. Costs applicable to sales per pound of copper and per ounce of gold decreased 71% and 56%, respectively, as a result of the higher production and lower costs. Costs applicable to sales per pound of copper and per ounce of gold were also impacted by a higher allocation of costs to gold due to the lower realized copper price.
Consolidated copper and gold sales at Batu Hijau increased 28% and 10%, respectively, in the first half of 2009 from 2008 due to higher throughput, grade and recoveries as a result of processing newly mined ore, partially offset by 2008 inventory sales. During the first half of 2009, copper and gold production increased by 49% and 57%, respectively.
Total Costs applicable to sales decreased by $115 in the first half of 2009 from 2008 due to lower waste mining, lower diesel prices, lower labor costs and lower maintenance and parts costs and mining more ore than processed material. Costs applicable to sales per pound of copper and per ounce of gold decreased 55% and 17%, respectively, as a result of higher production and lower costs. Costs applicable to sales per pound of copper and per ounce of gold were also impacted by a higher allocation of costs to gold due to the lower realized copper price.
We expect gold sales for the Asia Pacific operations of approximately 1.9 to 2.1 million ounces at Costs applicable to sales of approximately $435 to $475 per ounce in 2009, with Boddington coming on-line in the second half of the year. We expect 2009 copper sales for the Asia Pacific operations to be approximately 460 to 510 million pounds of copper at Costs applicable to sales of approximately $0.50 to $0.65 per pound. Unfavorable changes in the Australian dollar exchange rate could result in operating costs for the region outside of the expected range for the full year, as a significant portion of costs are Australian dollar denominated. Costs applicable to sales in Asia Pacific are expected to change by approximately $5 per ounce for every $0.10 move in the Australian dollar exchange rate.

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
The Company follows Financial Accounting Standards Board (“FASB”) Interpretation No. 46(R) “Consolidation of Variable Interest Entities” (“FIN 46(R)”), which provides guidance on the identification and reporting for entities over which control is achieved through means other than voting rights. FIN 46(R) defines such entities as Variable Interest Entities (“VIEs”). Newmont identified NTP, the partnership that owns an 80% interest in PTNNT, as a VIE due to certain capital structures and contractual relationships. As a result of the Company’s 56.25% ownership in NTP, the Company consolidates Batu Hijau, and will continue to consolidate Batu Hijau, in its Consolidated Financial Statements as long as the Company continues to be the primary beneficiary of NTP and NTP controls PTNNT.
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

Africa Operations

			Costs Applicable to
	Gold Ounces Sold(1)		Sales(2)		Amortization
	2009	2008	2009	2008	2009	2008
	(in thousands)		($ per ounce)		($ per ounce)
Three Months Ended June 30,
Ahafo	132	134	$428	$390	$119	$147

			Costs Applicable to
	Gold Ounces Sold(1)		Sales(2)		Amortization
	2009	2008	2009	2008	2009	2008
	(in thousands)		($ per ounce)		($ per ounce)
Six Months Ended June 30,
Ahafo	276	239	$413	$425	$123	$138

(1)	Includes incremental start-up ounces of 16 for both the three and six months ended June 30, 2008 related to development of the Awonsu pit.

(2)	Excludes Amortization and Accretion.
Gold ounces sold at Ahafo decreased 1% in the second quarter of 2009 compared to 2008 due to slightly lower mill recovery. Total tons mined increased to 15.2 million tons in the second quarter of 2009 from 14.4 million tons in the second quarter of 2008.
Costs applicable to sales per ounce increased 10% in the second quarter of 2009 compared to 2008 due to less mined waste used in the construction of assets, higher labor, parts and consumables costs, higher contracted services costs and higher power costs, partially offset by lower diesel prices.
Gold ounces sold at Ahafo increased 15% in the first half of 2009 compared to 2008 due to higher mill ore grade and a build in in-process inventory in 2008, partially offset by lower mill throughput and recovery. Total tons mined increased to 30.9 million tons in the first half of 2009 from 28.0 million tons in the first half of 2008.
Costs applicable to sales per ounce decreased 3% in the first half of 2009 compared to 2008 due to higher gold sales and lower diesel prices, partially offset by less mined waste used in the construction of assets, higher labor, contracted services, maintenance and power costs.
We continue to expect gold sales of approximately 500,000 to 525,000 ounces at Costs applicable to sales of approximately $425 to $450 per ounce in 2009.
Foreign Currency Exchange Rates
Our foreign operations sell their gold and copper production based on U.S. dollar metal prices. Approximately 23% and 28%, of our Costs applicable to sales were paid in local currencies during the second quarter of 2009 and 2008, respectively. Approximately 22% and 28% of our Costs applicable to sales were paid in local currencies during the first half of 2009 and 2008, respectively. Variations in the local currency exchange rates in relation to the U.S. dollar at our foreign mining operations decreased consolidated Costs applicable to sales per ounce by approximately $16 during the second quarter of 2009 as compared to the second quarter of 2008 and by approximately $18 during the first half of 2009 compared to the first half of 2008.
Liquidity and Capital Resources
Cash Provided from Operating Activities
Net cash provided from continuing operations was $886 for the first half of 2009 compared to $971 for the first half of 2008 due to lower realized gold and copper prices, lower gold sales volume partially offset by higher copper sales volume, lower Canadian Oil Sands Trust income, discrete tax benefits in 2008 and Ahafo development start-up revenue in 2008, as discussed above in Consolidated Financial Results, partially offset by income tax refunds received during the first half of 2009.

Investing Activities
Net cash used in investing activities of continuing operations was $1,672 during the first half of 2009 compared to $1,234 during the same period of 2008.
Additions to property, plant and mine development were as follows:

	Six Months Ended June 30,
	2009	2008
North America:
Nevada	$111	$140
Hope Bay	3	30
La Herradura	19	12

	133	182

South America:
Yanacocha	62	81

Asia Pacific:
Boddington	684	392
Jundee	14	19
Tanami	28	21
Kalgoorlie	2	5
Other	1	—
Waihi	3	19
Batu Hijau	23	54

	755	510

Africa:
Ahafo	23	60
Akyem	1	1

	24	61

Corporate and Other	8	6

Accrual basis	982	840

Change in accrual	(72)	53

Cash basis	$910	$893

Capital expenditures in North America for the first half of 2009 primarily related to sustaining mine development at Nevada. Capital expenditures in South America primarily related to the Conga project, dewatering projects and leach pad development at Yanacocha. The vast majority of capital expenditures in Asia Pacific were for the Boddington project, (which includes 100% of expenditures for 2009) with other sustaining capital expenditures for mine development at Australia and equipment purchases at Batu Hijau. As of June 30, 2009, we have hedged 83% of our expected remaining Australian dollar denominated capital expenditures for 2009 at an average rate of 0.79. Capital expenditures in Africa primarily related to sustaining mine development at Ahafo. We now expect to spend $1,500 to $1,700 on consolidated capital expenditures in 2009 resulting from the later than expected start-up of Boddington, offset by lower capital expenditures throughout the rest of the portfolio.
Capital expenditures in North America during the first half of 2008 were primarily related to the completion of the power plant and sustaining mine development at Nevada. South America capital expenditures were primarily related to construction of the gold mill, development of the Conga project and leach pad expansions at Yanacocha. Capital expenditures in Asia Pacific largely resulted from the continued construction of the Boddington project (66.67% ownership) and for sustaining mine development and construction of a second tailings pipeline at Batu Hijau. Capital expenditures in Africa were mainly as a result of mine equipment purchases, the development of Ahafo North and the Awonsu and Amoma pits and sustaining development at Ahafo.
Investments in and proceeds from sale of marketable debt and equity securities. During the first half of 2009 we recovered $5 primarily from the sale of asset backed commercial paper. During the first half of 2008, we purchased marketable equity securities of Gabriel Resources for $11 and other marketable securities for $6. In the first half of 2008, we received cash of $17 for the sale of shares of marketable equity securities, realizing a gain of $10.

Acquisitions. In the first half of 2009, we paid $741 (net of $1 cash acquired) and paid $8 in acquisition costs to acquire the remaining 33.33% interest in Boddington. Consideration for the acquisition also includes $240 payable in cash and/or Newmont common stock, at our option, in December 2009 and a contingent royalty capped at $100, equal to 50% of the average realized operating margin (Revenue less Costs applicable to sales on a by-product basis), if any, exceeding $600 per ounce, payable on one-third of gold sales from Boddington beginning in the second quarter of 2010. The completion of the acquisition in June 2009 brought Newmont’s interest in this project to 100%. Additionally, we paid $11 for a mining property near the La Herradura, Mexico operation in the first half of 2009. During the first half of 2008, we paid $318 to acquire the remaining outstanding common shares of Miramar, resulting in Miramar becoming a wholly-owned subsidiary. The total Miramar purchase price was $1,353.
Financing Activities
Net cash provided from financing activities of continuing operations was $868 and $191 during the first half of 2009 and 2008, respectively.
Proceeds from and repayment of debt, net. During the first half of 2009, we received proceeds from debt of $1,494: $504 net proceeds from the issuance of convertible senior notes due in 2012, $54 from short-term borrowings in Batu Hijau, $10 under the Ahafo project facility and $926 under our $2,000 revolving credit facility. In addition, we repaid $1,668 of debt: $43 for Batu Hijau project financing scheduled debt repayments, $24 related to the sale-leaseback of the refractory ore treatment plant (classified as a capital lease), $1,583 under our $2,000 revolving credit facility and $18 on other credit facilities and other capital leases. At June 30, 2009 we had $100 borrowed under our revolving credit facility. The revolving credit facility is also used to secure the issuance of letters of credit totaling $345, primarily supporting reclamation obligations (see “Off-Balance Sheet Arrangements” below).
Scheduled minimum debt repayments are $134 for the remainder of 2009, $157 in 2010, $334 in 2011, $697 in 2012, $116 in 2013 and $1,593 thereafter. We expect to be able to fund maturities of debt from Net cash provided by operating activities, short-term investments, existing cash balances and available credit facilities.
At June 30, 2009, we were in compliance with all required debt covenants and other restrictions related to debt agreements.
Dividends paid to noncontrolling interests. We paid dividends of $112 and $147 to noncontrolling interests in subsidiaries during the first half of 2009 and 2008, respectively.
Dividends paid to common stockholders. We declared regular quarterly dividends totaling $0.20 per common share through each of the six months ended June 30, 2009 and June 30, 2008. Additionally, Newmont Mining Corporation of Canada Limited, a subsidiary of the Company, declared regular quarterly dividends on its exchangeable shares totaling C$0.2461 per share through June 30, 2009 and C$0.2022 through June 30, 2008. We paid dividends of $98 and $91 to common stockholders in the first half of 2009 and 2008, respectively.
Proceeds from stock issuance. We received proceeds of $1,247 and $24 during the first half of 2009 and 2008, respectively, from the issuance of common stock. In February 2009 we completed a public offering of 34,500,000 shares of common stock at a price of $37 per share for net proceeds of $1,234.
Discontinued Operations
Net operating cash provided by (used in) discontinued operations was $8 and $(107) in the first half of 2009 and 2008, respectively. During the first half of 2008, we made tax payments of $137 related to the royalty portfolio sale.
Net cash used in investing activities of discontinued operations was $nil and $10 in the first half of 2009 and 2008, respectively. Cash used in investing activities of discontinued operations in 2008 included payment of accrued costs related to the royalty portfolio sale ($11) and capital expenditures at Kori Kollo ($4), partially offset by proceeds from the sale of Pajingo assets ($5).
Net cash used in financing activities of discontinued operations during the first half of 2009 and 2008 were for scheduled debt payments at Kori Kollo.

Off-Balance Sheet Arrangements
We have the following off-balance sheet arrangements: operating leases (as discussed in Note 30 to the Consolidated Financial Statements in our Annual Report on Form 10-K/A for the year ended December 31, 2008, filed on June 8, 2009) and $851 of outstanding letters of credit, surety bonds and bank guarantees. We also provide a contingent support line of credit to PT Newmont Nusa Tenggara of which our pro-rata share is $11. We have sales agreements to sell copper concentrates at market prices as follows, in thousands of tons:

	2009	2010	2011	2012	2013	Thereafter
Batu Hijau	479	779	670	651	639	231
Boddington	61	220	226	226	160	551
Nevada	48	50	46	—	—	—

	588	1,049	942	877	799	782

Environmental
Our mining and exploration activities are subject to various federal and state laws and regulations governing the protection of the environment. These laws and regulations are continually changing and are generally becoming more restrictive. We conduct our operations so as to protect the public health and environment and believe our operations are in compliance with applicable laws and regulations in all material respects. We have made, and expect to make in the future, expenditures to comply with such laws and regulations, but cannot predict the full amount of such future expenditures. Estimated future reclamation costs are based principally on legal and regulatory requirements. At June 30, 2009 and December 31, 2008, $619 and $594, respectively, were accrued for reclamation costs relating to currently producing mineral properties.
In addition, we are involved in several matters concerning environmental obligations associated with former mining activities. Generally, these matters concern developing and implementing remediation plans at the various sites involved. We believe that the related environmental obligations associated with these sites are similar in nature with respect to the development of remediation plans, their risk profile and the compliance required to meet general environmental standards. Based upon our best estimate of our liability for these matters, $157 and $163 were accrued for such obligations at June 30, 2009 and December 31, 2008, respectively. Depending upon the ultimate resolution of these matters, we believe that it is reasonably possible that the liability for these matters could be as much as 131% greater or 8% lower than the amount accrued at June 30, 2009. The amounts accrued for these matters are reviewed periodically based upon facts and circumstances available at the time. Changes in estimates are charged to Other expense, net in the period estimates are revised.
For more information on the Company’s reclamation and remediation liabilities, see Notes 23 and 27 to the Consolidated Financial Statements.
During the first half of 2009 and 2008, capital expenditures were approximately $85 and $82, respectively, to comply with environmental regulations. Ongoing costs to comply with environmental regulations have not been a significant component of operating costs.
Newmont spent $8 and $6, respectively, during the first half of 2009 and 2008 for environmental obligations related to the former, primarily historic, mining activities discussed in Note 23 to the Consolidated Financial Statements.
Recently Adopted Accounting Pronouncements
Subsequent Events
In May 2009, the FASB issued FASB Statement No. 165 “Subsequent Events” (“FAS 165”) which establishes accounting and reporting standards for events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The statement sets forth (i) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet in its financial statements, and (iii) the disclosures that an entity should make about events or transactions occurring after the balance sheet date in its financial statements. We adopted the provisions of FAS 165 for our interim period ended June 30, 2009. The adoption of FAS 165 had no impact on our consolidated financial position, results of operations or cash flows.

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
Accounting for Convertible Debt Instruments
In May 2008, the FASB issued FSP No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”). FSP APB 14-1 applies to convertible debt instruments that, by their stated terms, may be settled in cash (or other assets) upon conversion, including partial cash settlement, unless the embedded conversion option is required to be separately accounted for as a derivative under FAS 133. FSP APB 14-1 requires that the liability and equity components of convertible debt instruments within the scope of FSP APB 14-1 be separately accounted for in a manner that reflects the entity’s nonconvertible debt borrowing rate. This requires an allocation of convertible debt proceeds between the liability component and the embedded conversion option (i.e., the equity component). The difference between the principal amount of the debt and the amount of the proceeds allocated to the liability component is reported as a debt discount and subsequently amortized to earnings over the instrument’s expected life using the effective interest method. FSP APB 14-1 requires retrospective application to all periods presented.
During July 2007, we completed an offering of $1,150 convertible senior notes due 2014 and 2017, each in the amount of $575. The 2014 notes, maturing on July 15, 2014, pay interest semi-annually at a rate of 1.25% per annum, and the 2017 notes, maturing on July 15, 2017, pay interest semi-annually at a rate of 1.625% per annum. The notes are convertible, at the holder’s option, equivalent to a conversion price of $46.21 per share of common stock (24,887,956 shares of common stock). In connection with the convertible senior notes offering, we entered into convertible note hedge transactions and warrant transactions (“Call Spread Transactions”). The Call Spread Transactions included the purchase of call options and the sale of warrants. As a result of the Call Spread Transactions, the conversion price of $46.21 was effectively increased to $60.27. As of June 30, 2009, the if-converted value did not exceed the principal amounts.
During February 2009, we completed an offering of $518 convertible senior notes due on February 15, 2012. The notes will pay interest semi-annually at a rate of 3.00% per annum. The notes are convertible, at the holder’s option, equivalent to a conversion price of $46.25 per share of common stock (11,189,189 shares of common stock). As of June 30, 2009, the if-converted value did not exceed the principal amount.

We have recorded the following in the Consolidated Balance Sheets related to the convertible senior notes:

	At June 30, 2009			At December 31, 2008
	Convertible Senior Notes Due			Convertible Senior Notes Due
	2012	2014	2017	2012	2014	2017
Additional paid-in capital	$46	$97	$123	$—	$97	$123
Principal amount	$518	$575	$575	$—	$575	$575
Unamortized debt discount	(66)	(117)	(166)	—	(127)	(174)

Net carrying amount	$452	$458	$409	$—	$448	$401

As a result of adopting FSP APB 14-1, the effective interest rates increased by approximately 5 percentage points to 8.5%, 6.0% and 6.25% for the 2012, 2014 and 2017 notes, respectively, for the non-cash amortization of the debt discount over the lives of the notes. Interest expense was increased by $8 which decreased our Income from continuing operations and Net income by $6 ($0.01 per share) for the three months ended June 30, 2008. Interest expense was increased by $16 which decreased our Income from continuing operations and Net income by $11 ($0.02 per share) for the six months ended June 30, 2008. Had FSP APB 14-1 been effective in 2008, we would have paid our fourth quarter 2008 dividends out of Additional paid-in capital rather than Retained earnings; therefore, we made the reclassification in 2009. Cash flows from operations were not impacted by the adoption of FSP APB 14-1. The impact on our 2009 opening balance in Retained earnings was as follows:

At December 31,
2008
Balance before application of FSP APB 14-1	$7
Impact of adoption of FSP APB 14-1	(31)
Reclassification of dividends to Additional paid-in capital	28

Balance after application of FSP APB 14-1	$4

Following adoption and the issuance of the 2012 convertible senior notes in February 2009, we will amortize $375 ($244 net of tax) of debt discount over the lives of our convertible senior notes. For the three months ended June 30, 2009, we recorded $8 and $15 of interest expense for the contractual interest coupon and amortization of the debt discount, respectively, related to the convertible senior notes. For the six months ended June 30, 2009, we recorded $14 and $26 of interest expense for the contractual interest coupon and amortization of the debt discount, respectively, related to the convertible senior notes. The remaining unamortized debt discount will be amortized over the remaining 3, 5 and 8 year periods of the 2012, 2014 and 2017 convertible senior notes, respectively.
Accounting for the Useful Life of Intangible Assets
In April 2008, the FASB issued FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”) which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets” (“FAS 142”). The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under FAS 142 and the period of expected cash flows used to measure the fair value of the asset under FASB Statement No. 141 (revised 2007), “Business Combinations” (“FAS 141(R)”). FSP FAS 142-3 was effective for our fiscal year beginning January 1, 2009 and has been applied prospectively to intangible assets acquired after the effective date. The adoption of FSP FAS 142-3 had no impact on our consolidated financial position, results of operations or cash flows.
Derivative Instruments
In March 2008, the FASB issued FASB Statement No. 161, “Disclosure about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133” (“FAS 161”) which provides revised guidance for enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and the related hedged items are accounted for under FAS 133, and how derivative instruments and the related hedged items affect an entity’s financial position, financial performance and cash flows. We adopted the provisions of FAS 161 on January 1, 2009. The adoption of FAS 161 had no impact on our consolidated financial position, results of operations or cash flows. See Note 16 for our derivative instruments disclosure.

Business Combinations
In December 2007, the FASB issued FAS 141(R) which replaces FAS 141, and provides new guidance for recognizing and measuring identifiable assets and goodwill acquired, liabilities assumed, and any noncontrolling interest in the acquiree. FAS 141(R) also provides disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination. We adopted the provisions of FAS 141(R) on January 1, 2009 and applied them to the acquisition of the remaining 33.33% interest in the Boddington project completed on June 25, 2009 (see Note 14).
In April 2009, the FASB issued FSP No. FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” (“FSP FAS 141(R)-1”), which amends and clarifies FAS 141(R). The intent of FSP FAS 141(R)-1 is to address application issues on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. This FSP is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after January 1, 2009. The adoption of FSP FAS 141(R)-1 did not have any impact on the Company’s acquisition of the remaining 33.33% interest in the Boddington project completed on June 25, 2009 (see Note 14).
Noncontrolling Interests
In December 2007, the FASB issued FASB Statement No. 160 “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51” (“FAS 160”), which establishes accounting and reporting standards pertaining to (i) ownership interests in subsidiaries held by parties other than the parent (“noncontrolling interest”), (ii) the amount of net income attributable to the parent and to the noncontrolling interest, (iii) changes in a parent’s ownership interest, and (iv) the valuation of any retained noncontrolling equity investment when a subsidiary is deconsolidated. If a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary is measured at fair value and a gain or loss is recognized in net income based on such fair value. For presentation and disclosure purposes, FAS 160 requires noncontrolling interests to be classified as a separate component of stockholders’ equity. We adopted the provisions of FAS 160 on January 1, 2009. Except for presentation changes, the adoption of FAS 160 had no impact on our consolidated financial position, results of operations or cash flows.
Fair Value Accounting
In September 2006, the FASB issued FASB Statement No. 157, “Fair Value Measurements” (“FAS 157”). FAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”), and expands disclosures about fair value measurements. We adopted the provisions of FAS 157 for assets and liabilities measured at fair value on a recurring basis on January 1, 2008. In February 2008, the FASB staff issued Staff Position No. 157-2 “Effective Date of FASB Statement No. 157” (“FSP FAS 157-2”). FSP FAS 157-2 delayed the effective date of FAS 157 for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. We adopted the provisions of FSP FAS 157-2 for our nonfinancial assets and liabilities measured at fair value on a nonrecurring basis on January 1, 2009. Refer to Note 15 for further details regarding our assets and liabilities measured at fair value.
In April 2009, the FASB issued Staff Position No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4”), which provides additional guidance on determining fair value when the volume and level of activity for an asset or liability have significantly decreased and includes guidance on identifying circumstances that indicate when a transaction is not orderly. In April 2009, the FASB issued Staff Position No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP FAS 115-2 and FAS 124-2”), which: i) clarifies the interaction of the factors that should be considered when determining whether a debt security is other than temporarily impaired, ii) provides guidance on the amount of an other-than-temporary impairment recognized in earnings and other comprehensive income and iii) expands the disclosures required for other-than-temporary impairments for debt and equity securities. Also in April 2009, the FASB issued Staff Position No. 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1 and APB 28-1”), which requires disclosures about the fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. Adoption of these Staff Positions is required for our interim reporting period beginning April 1, 2009 with early adoption permitted. We adopted the provisions of FSP FAS 157-4, FSP FAS 115-2 and FAS 124-2, and FSP FAS 107-1 and APB 28-1 for the interim period ended March 31, 2009. Refer to Note 15 for further details regarding our assets and liabilities measured at fair value.

Recently Issued Accounting Pronouncements
The Accounting Standards Codification
In June 2009, the FASB issued FASB Statement No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162” (“FAS 168” or “the Codification”). FAS 168 will become the source of authoritative U.S. GAAP to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The Codification will supersede all non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative. FAS 168 is effective for our interim quarterly period beginning July 1, 2009. We do not expect the adoption of FAS 168 to have an impact on our consolidated financial position, results of operations or cash flows.
Variable Interest Entities
In June 2009, the FASB issued FASB Statement No. 167, “Amendments to FASB Interpretation No. 46(R)” (“FAS 167”), which requires an entity to perform a qualitative analysis to determine whether the enterprise’s variable interest gives it a controlling financial interest in a variable interest entity (“VIE”). This analysis identifies a primary beneficiary of a VIE as the entity that has both of the following characteristics: i) the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and ii) the obligation to absorb losses or receive benefits from the entity that could potentially be significant to the VIE. FAS 167 also amends FIN 46(R) to require ongoing reassessments of the primary beneficiary of a VIE. The provisions of FAS 167 are effective for our fiscal year beginning January 1, 2010. We currently account for Nusa Tenggara Partnership (“NTP”) as a VIE and are evaluating the potential impact of adopting this statement on our consolidated financial position, results of operations and cash flows.
Safe Harbor Statement
Certain statements contained in this report (including information incorporated by reference) are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are intended to be covered by the safe harbor provided for under these sections. Our forward-looking statements include, without limitation: (a) statements regarding future earnings, and the sensitivity of earnings to gold and other metal prices; (b) estimates of future mineral production and sales for specific operations and on a consolidated basis; (c) estimates of future production costs and other expenses, for specific operations and on a consolidated basis; (d) estimates of future cash flows and the sensitivity of cash flows to gold and other metal prices; (e) estimates of future capital expenditures and other cash needs for specific operations and on a consolidated basis and expectations as to the funding thereof; (f) statements as to the projected development of certain ore deposits, including estimates of development and other capital costs, financing plans for these deposits, and expected production commencement dates; (g) estimates of future costs and other liabilities for certain environmental matters; (h) estimates of reserves, and statements regarding future exploration results and reserve replacement; (i) statements regarding modifications to hedge positions; (j) statements regarding future transactions relating to portfolio management or rationalization efforts; and (k) projected synergies and costs associated with acquisitions and related matters.
Where we express an expectation or belief as to future events or results, such expectation or belief is expressed in good faith and believed to have a reasonable basis. However, our forward-looking statements are subject to risks, uncertainties, and other factors, which could cause actual results to differ materially from future results expressed, projected, or implied by those forward-looking statements. Important factors that could cause actual results to differ materially from such forward-looking statements (“cautionary statements”) are disclosed under “Risk Factors” in the Newmont Annual Report on Form 10-K for the year ended December 31, 2008, as well as in other filings with the Securities and Exchange Commission. Many of these factors are beyond Newmont’s ability to control or predict. Given these uncertainties, readers are cautioned not to place undue reliance on our forward-looking statements.
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
Cash Flow Hedges
Foreign Currency Contracts
We entered into a series of foreign currency contracts to reduce the variability of the US dollar amount of forecasted foreign currency expenditures caused by changes in currency rates. We entered into IDR/$ forward purchase contracts to hedge up to 80% of our IDR denominated operating expenditures which results in a blended IDR/$ rate realized each period. The hedges are forward purchase contracts with expiration dates ranging up to one year from the date of issue. The principal hedging objective is reduction in the volatility of realized period-on-period IDR/$ rates. For the three months ended June 30, 2009 and 2008, the IDR/$ forward purchase contracts had no impact on Batu Hijau Costs applicable to sales. For the six months ended June 30, 2009 and 2008, the IDR/$ forward purchase contracts increased Batu Hijau Costs applicable to sales by $2 and reduced Batu Hijau Costs applicable to sales by $1, respectively. As of June 30, 2009, we have hedged 45% of our expected remaining 2009 IDR operating expenditures.
We implemented a multi-year layered program to hedge up to 85% of our A$ denominated operating expenditures with forward contracts that have expiration dates ranging up to three years from the date of issue. The principal hedging objective is reduction in the volatility of realized period-on-period $/A$ rates. Each month, fixed forward contracts are obtained to hedge 1/36th of the forecasted monthly A$ operating cost exposure in the rolling three-year hedge period resulting in a blended $/A$ rate realized. For the three months ended June 30, 2009 and 2008, the A$ operating hedge program increased Australia/New Zealand Costs applicable to sales by $9 and reduced Australia/New Zealand Costs applicable to sales by $4, respectively. For the six months ended June 30, 2009 and 2008, the A$ operating hedge program increased Australia/New Zealand Costs applicable to sales by $25 and reduced Australia/New Zealand Costs applicable to sales by $5, respectively. As of June 30, 2009, we have hedged 77% of our expected remaining 2009 A$ operating expenditures, and 53%, 27% and 7% of our expected 2010, 2011 and 2012 A$ operating expenditures, respectively.
We implemented a multi-year layered program to hedge up to 75% of our NZ$ denominated operating expenditures with forward contracts that have expiration dates ranging up to two years from the date of issue. The principal hedging objective is reduction in the volatility of realized period-on-period $/NZ$ rates. Each month, fixed forward contracts are obtained to hedge 1/24th of the forecasted monthly NZ$ operating cost exposure in the rolling two-year hedge period resulting in a blended $/NZ$ rate realized. For the three months ended June 30, 2009 and 2008, the NZ$ operating hedge program increased Australia/New Zealand Costs applicable to sales by $1 and $nil, respectively. For the six months ended June 30, 2009 and 2008, the NZ$ operating hedge program increased Australia/New Zealand Costs applicable to sales by $3 and $nil, respectively. As of June 30, 2009, we have hedged 63% of our expected remaining 2009 NZ$ operating expenditures, and 32% and 7% of our expected 2010 and 2011 NZ$ operating expenditures, respectively.
We implemented a program to hedge up to 95% of our A$ denominated capital expenditures related to the construction of Boddington. The program consists of a series of fixed forward contracts with expiration dates ranging up to one year from the date of issue. The realized gains and losses associated with the capital expenditure hedge program will impact Amortization during future periods in which the Boddington assets are placed into service. As of June 30, 2009, we have hedged 83% of our expected remaining A$ denominated Boddington capital expenditures.
All of the foreign currency contracts were designated as cash flow hedges, and as such, the effective portion of unrealized changes in market value have been recorded in Accumulated other comprehensive income (loss) and are recorded in earnings during the period in which the hedged transaction affects earnings. Gains and losses on the derivative representing hedge ineffectiveness are recognized in current earnings.

We had the following foreign currency derivative contracts outstanding at June 30, 2009:

					Total/
	2009	2010	2011	2012	Average
IDR Forward Purchase Contracts:
$(millions)	$26	$—	$—	$—	$26
Average rate (IDR/$)	10,717	—	—	—	10,717
IDR notional (millions)	278,644	—	—	—	278,644
A$ Operating Forward Purchase Contracts:
$(millions)	$223	$413	$200	$24	$860
Average rate ($/A$)	0.77	0.75	0.70	0.68	0.74
A$ notional (millions)	290	550	284	36	1,160
NZ$ Operating Forward Purchase Contracts:
$(millions)	$20	$19	$1	$—	$40
Average rate ($/NZ$)	0.63	0.59	0.54	—	0.61
NZ$ notional (millions)	32	32	3	—	67
A$ Boddington Capital Forward Purchase Contracts:
$(millions)	$156	$—	$—	$—	$156
Average rate ($/A$)	0.79	—	—	—	0.79
A$ notional (millions)	197	—	—	—	197
Diesel Fixed Forward Contracts
We implemented a program to hedge up to 66% of our operating cost exposure related to diesel prices of fuel consumed at its Nevada operations to reduce the variability in the diesel prices realized. The program consists of a series of financially settled fixed forward contracts with expiration dates of up to two years from the date of issue. For the three months ended June 30, 2009 and 2008, the Nevada diesel hedge program increased Nevada Costs applicable to sales by $4 and $nil, respectively. For the six months ended June 30, 2009 and 2008, the Nevada diesel hedge program increased Nevada Costs applicable to sales by $11 and $nil, respectively. The contracts have been designated as cash flow hedges of future diesel purchases, and as such, the effective portion of unrealized changes in the market value have been recorded in Accumulated other comprehensive income (loss) and are recorded in earnings during the period in which the hedged transaction affects earnings. Gains and losses on the derivative representing hedge ineffectiveness are recognized in current earnings. As of June 30, 2009, we have hedged 56% of our expected remaining 2009 Nevada diesel expenditures, and 24% and 10% of our expected 2010 and 2011 Nevada diesel expenditures, respectively.
We had the following diesel derivative contracts outstanding at June 30, 2009:

	Expected Maturity Date
				Total/
	2009	2010	2011	Average
Diesel Forward Purchase Contracts:
$(millions)	$22	$19	$4	$45
Average rate ($/gallon)	1.90	1.84	2.00	1.88
Diesel gallons (millions)	12	10	2	24
Fair Value Hedges
Interest Rate Swap Contracts
At June 30, 2009, we had $100 fixed to floating swap contracts designated as a hedge against a portion of our 8 5/8% debentures. The interest rate swap contracts were transacted to provide balance to our mix of fixed and floating rate debt. Under the hedge contract terms, we receive fixed-rate interest payments at 8.625% and pay floating-rate interest amounts based on periodic London Interbank Offered Rate (“LIBOR”) settings plus a spread, ranging from 2.60% to 3.49%. The interest rate swap contracts were designated as fair value hedges, and as such, changes in fair value have been recorded in income in each period, consistent with recording changes to the mark-to-market value of the underlying hedged liability in income. Changes in the mark-to-market value of the effective portion of the interest rate swap contracts are recognized as a component of Interest expense, net. The hedge contracts decreased Interest expense, net by $1 and $1 for the three months ended June 30, 2009 and 2008, respectively, and decreased Interest expense, net by $2 and $1 for the six months ended June 30, 2009 and 2008, respectively. For the three months ended June 30, 2009 and 2008, losses of $1 and $3, respectively, were included in Other income, net of the ineffective portion of derivative instruments designated as fair value hedges. For the six months ended June 30, 2009 and 2008, losses of $1 and $nil, respectively, were included in Other income, net of the ineffective portion of derivative instruments designated as fair value hedges.

Derivative Instrument Fair Values
We had the following derivative instruments designated as hedges under FAS 133 with fair values at June 30, 2009 and December 31, 2008:

	Fair Values of Derivative Instruments
	At June 30, 2009
	Other	Other	Other	Other
	Current	Long-Term	Current	Long-Term
	Assets	Assets	Liabilities	Liabilities
Foreign currency exchange contracts:
IDR operating forward purchase contracts	$1	$—	$—	$—
NZ$ operating forward contracts	2	1	1	—
A$ forward purchase contracts	26	28	2	2
Diesel forward contracts	3	1	2	—
Interest rate swap contracts	2	5	—	—

Total derivative instruments	$34	$35	$5	$2

	Fair Values of Derivative Instruments
	At December 31, 2008
	Other	Other	Other	Other
	Current	Long-Term	Current	Long-Term
	Assets	Assets	Liabilities	Liabilities
Foreign currency exchange contracts:
IDR operating forward purchase contracts	$—	$—	$4	$—
NZ$ operating forward contracts	—	—	5	1
A$ forward purchase contracts	3	1	87	42
A$ call option contracts	1	—	—	—
Diesel forward contracts	—	—	15	—
Interest rate swap contracts	2	7	—	—

Total derivative instruments	$6	$8	$111	$43

The following tables show the location and amount of (losses) gains reported in our Consolidated Financial Statements related to our cash flow and fair value hedges and the gains (losses) recorded for the hedged item related to the fair value hedges.

	Foreign Currency
	Exchange Contracts		Diesel Forward Contracts
	2009	2008	2009	2008
For the three months ended June 30,
Cash flow hedging relationships:
Gain recognized in other comprehensive income (effective portion)	$142	$48	$7	$2
(Loss) gain reclassified from Accumulated other comprehensive income into income (effective portion) (1)	(9)	4	(4)	—

	$133	$52	$3	$2

For the six months ended June 30,
Gain recognized in other comprehensive income (effective portion)	$118	$74	$4	$2
(Loss) gain reclassified from Accumulated other comprehensive income into income (effective portion) (1)	(30)	6	(11)	—

	$88	$80	$(7)	$2

(1)	The (loss) gain for the effective portion of cash flow hedges reclassified from Accumulated other comprehensive income (loss) is recorded in Costs applicable to sales.
The amount to be reclassified from Accumulated other comprehensive income (loss), net of tax to income for derivative instruments during the next 12 months is a gain of approximately $22.

	Interest Rate		8 5/8% Debentures
	Swap Contracts		(Hedged Portion)
	2009	2008	2009	2008
For the three months ended June 30,
Fair value hedging relationships:
Gain (loss) recognized in income (effective portion) (1)	$1	$1	$—	$(1)
(Loss) gain recognized in income (ineffective portion) (2)	(1)	(3)	(2)	2

	$—	$(2)	$(2)	$1

For the six months ended June 30,
Fair value hedging relationships:
Gain (loss) recognized in income (effective portion) (1)	$2	$1	$(1)	$(1)
(Loss) gain recognized in income (ineffective portion) (2)	(1)	—	(3)	2

	$1	$1	$(4)	$1

(1)	The gain (loss) recognized for the effective portion of fair value hedges and the underlying hedged debt is included in Interest expense, net.

(2)	The ineffective portion recognized for fair value hedges and the underlying hedged debt is included in Other income, net.
Provisional Copper and Gold Sales
LME copper prices averaged $2.12 per pound during the three months ended June 30, 2009, compared with our recorded average provisional price of $2.11 per pound before mark-to-market gains and treatment and refining charges. LME copper prices averaged $1.84 per pound during the six months ended June 30, 2009, compared with our recorded average provisional price of $1.88 per pound before mark-to-market gains and treatment and refining charges. The applicable forward copper price at the end of the quarter was $2.25 per pound. During the three months ended June 30, 2009, increasing copper prices resulted in a provisional pricing mark-to-market gain of $35 ($0.33 per pound). During the six months ended June 30, 2009, changes in copper prices resulted in a provisional pricing mark-to-market gain of $64 ($0.32 per pound). At June 30, 2009, we had copper sales of 109 million pounds priced at an average of $2.25 per pound, subject to final pricing over the next several months.
The average London P.M. fix was $922 per ounce during the three months ended June 30, 2009, compared with our recorded average provisional price of $920 per ounce before mark-to-market gains and treatment and refining charges. The average London P.M. fix was $915 per ounce during the six months ended June 30, 2009, compared with our recorded average provisional price of $923 per ounce before mark-to-market gains and treatment and refining charges. The applicable forward gold price at the end of the quarter was $927 per ounce. During the three months ended June 30, 2009, changes in gold prices resulted in a provisional pricing mark-to-market gain of $nil. During the six months ended June 30, 2009, changes in gold prices resulted in a provisional pricing mark-to-market gain of $1 ($nil per ounce). At June 30, 2009, we had gold sales of 71,000 ounces priced at an average of $927 per ounce, subject to final pricing over the next several months.

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
ITEM 2. ISSUER PURCHASES OF EQUITY SECURITIES.

				(c)	(d)
	(a)			Total Number of	Maximum Number (or
	Total		(b)	Shares Purchased as	Approximate Dollar Value) of
	Number		Average	Part of Publicly	Shares that may yet be
	of Shares		Price Paid	Announced Plans or	Purchased under the Plans or
Period	Purchased		Per Share	Programs	Programs

April 1, 2009 through April 30, 2009	—		—	—	N/A

May 1, 2009 through May 31, 2009	70	(1)	$39.95	—	N/A

June 1, 2009 through June 30, 2009	—		—	—	N/A

(1)	Represents shares delivered to the Company from restricted stock units held by a Company employee upon vesting for purpose of covering the recipient’s tax withholding obligations.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
The following matters were voted upon at the annual meeting of stockholders held on April 29, 2009:
1.	Elect directors,

2.	Ratify the Audit Committee’s appointment of PricewaterhouseCoopers LLP as Newmont’s independent auditors for 2009,

3.	Consider and act upon a Stockholder Proposal to approve Special Stockholder Meetings, giving holders of 10% of the Company’s outstanding common stock the power to call special stockholder meetings, and

4.	Consider and act upon a Stockholder Proposal to approve Majority Voting for the Election of Directors in a Non-Contested Election.
All matters voted on at the annual meeting were approved, except Proposals No. 3 and 4 were defeated. The voting results were as follows:
Proposal #1 — Election of Directors.

Name	Votes For	Votes Withheld
Glen A. Barton	385,308,115	6,281,606
Vincent. A. Calarco	364,147,500	27,442,221
Joseph A. Carrabba	385,744,274	5,845,447
Noreen Doyle	367,694,910	23,894,811
Veronica M. Hagen	384,513,370	7,076,351
Michael S. Hamson	339,593,798	51,995,923
Robert J. Miller	336,660,953	54,928,768
Richard T. O’Brien	382,800,725	8,788,996
John B. Prescott	339,111,379	52,478,342
Donald C. Roth	385,336,811	6,252,910
James V. Taranik	333,248,606	58,341,115
Simon R. Thompson	387,974,436	3,615,285

Proposal #2 — Ratification of Auditors.

Votes For	388,276,440
Votes Against	2,856,291
Abstentions	456,990
Proposal #3 — Stockholder Proposal — Special Stockholders Meeting.

Votes For	161,829,487
Votes Against	183,781,842
Abstentions	950,998
Broker Non-Votes	45,027,394
Proposal #4 — Stockholder Proposal — Majority Vote.

Votes For	162,177,494
Votes Against	183,603,892
Abstentions	780,991
Broker Non-Votes	45,027,344
There were no broker non-votes included in the results of the election of directors or the ratification of auditors.
ITEM 5. OTHER MATTERS.

Item 5.02	Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers.

On July 21, 2009 the Company adopted the 2009 Senior Executive Compensation Program, covering the Chief Executive Officer, the Chief Financial Officer and certain other senior executives of the Company. Under this program, these senior executives are eligible for the award of financial performance shares. The target number of shares for each executive is determined by dividing a percentage of base salary by the average closing share price of the December prior to the performance year. Annual corporate performance metrics determine the percentage of the target shares that will be awarded at the end of the performance year, with vesting occurring over the three-year period beginning in the performance year. Senior executives are also eligible for a cash bonus based upon corporate performance metrics and, at the discretion of the Company’s Compensation Committee, a cash bonus for achievement of strategic objectives.

The foregoing summary of the Senior Executive Compensation Program is qualified in its entirety by reference to the complete text of the Senior Executive Compensation Program description, which is filed herewith as Exhibit 10.3 and incorporated by reference herein.

Item 5.03	Amendment to Articles or Bylaws; Change in Fiscal Year.

On July 22, 2009, the Company filed a Certificate of Elimination with the Secretary of State of Delaware eliminating the Certificate of Designations with respect to the Company’s $3.25 Convertible Preferred Stock (the “Convertible Preferred Stock”), which had been issued in connection with our merger with Battle Mountain Gold Company in 2001. In 2002, all of the shares of the Convertible Preferred Stock were redeemed by the Company and no shares of Convertible Preferred Stock are currently outstanding. A copy of the Certificate of Elimination is attached as Exhibit 3.1 to this Quarterly Report and incorporated by reference herein.

ITEM 6. EXHIBITS.
(a) The exhibits to this report are listed in the Exhibit Index.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Newmont Mining Corporation (Registrant)
Date: July 23, 2009	/s/ RUSSELL BALL
Russell Ball
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: July 23, 2009	/s/ ROGER P. JOHNSON
Roger P. Johnson
Vice President and Chief Accounting Officer (Principal Accounting Officer)

S-1

NEWMONT MINING CORPORATION
EXHIBIT INDEX

Exhibit
Number	Description

3.1	Certificate of Elimination of $3.25 Convertible Preferred Stock of Registrant, filed herewith.

10.1	Annual Incentive Compensation Program of Registrant, as amended and restated effective January 1, 2009, filed herewith.

10.2	Employee Performance Incentive Compensation Program of Registrant, effective and restated January 1, 2009, filed herewith.

10.3	Senior Executive Compensation Program effective January 1, 2009, filed herewith.

10.4	Retention and Transition Agreement effective July 22, 2009, between Newmont USA Limited and Brant Hinze, filed herewith.

12.1	Computation of Ratio of Earnings to Fixed Charges, filed herewith.

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

101
The following materials from the Quarterly Report on Form 10-Q of Newmont Mining Corporation for the three and six months ended June 30, 2009, filed on July, 23, 2009, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Income, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Cash Flows, (iv) document and entity information, and (v) related notes to these financial statements tagged as blocks of text. Users of this data are advised pursuant to Rule 401 of Regulation S-T that the financial information contained in the XBRL document is unaudited and these are not the officially publicly filed financial statements of Newmont Mining Corporation. The purpose of submitting these XBRL formatted documents is to test the related format and technology and, as a result, investors should continue to rely on the official filed version of the furnished documents and not rely on this information in making investment decisions. In accordance with Rule 402 of Regulation S-T, the information in this Exhibit 101 shall not be deemed “filed” for the purposes of section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liability of that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by the specific reference in such filing.

(1)	This document is being furnished in accordance with SEC Release Nos. 33-8212 and 34-47551.