Form 10-Q
period 2009-09-30
NEWMONT MINING CORP /DE/
filed 2009-10-29
CIK 1164727

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2009
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b2 of the Exchange Act). ☐ Yes ☑ No
There were 480,405,625 shares of common stock outstanding on October 23, 2009 (and 9,763,091 exchangeable shares).

i

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.
NEWMONT MINING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited, in millions except per share)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Revenues
Sales — gold, net	$1,653	$1,281	$4,401	$4,094
Sales — copper, net	396	90	786	705

	2,049	1,371	5,187	4,799
Costs and expenses
Costs applicable to sales — gold (1)	694	692	1,983	1,969
Costs applicable to sales — copper (1)	71	88	217	342
Amortization	199	186	566	548
Accretion (Note 23)	8	7	25	23
Exploration	55	57	147	154
Advanced projects, research and development (Note 3)	27	44	100	113
General and administrative	39	37	118	103
Other expense, net (Note 4)	67	69	259	249

	1,160	1,180	3,415	3,501

Other income (expense)
Other income, net (Note 5)	25	66	43	100
Interest expense, net	(10)	(35)	(65)	(98)

	15	31	(22)	2

Income from continuing operations before income tax and other items	904	222	1,750	1,300
Income tax expense (Note 8)	(253)	(6)	(494)	(193)
Equity loss of affiliates	(6)	(1)	(14)	(6)

Income from continuing operations	645	215	1,242	1,101
Income (loss) from discontinued operations (Note 9)	—	7	(14)	17

Net income	645	222	1,228	1,118
Net income attributable to noncontrolling interests (Note 10)	(257)	(31)	(489)	(291)

Net income attributable to Newmont stockholders	$388	$191	$739	$827

Net income attributable to Newmont stockholders:
Continuing operations	$388	$182	$748	$809
Discontinued operations	—	9	(9)	18

	$388	$191	$739	$827

Income per common share (Note 11)
Basic:
Continuing operations	$0.79	$0.40	$1.54	$1.78
Discontinued operations	—	0.02	(0.02)	0.04

	$0.79	$0.42	$1.52	$1.82

Diluted:
Continuing operations	$0.79	$0.40	$1.54	$1.77
Discontinued operations	—	0.02	(0.02)	0.04

	$0.79	$0.42	$1.52	$1.81

Basic weighted-average common shares outstanding	490	454	485	454

Diluted weighted-average common shares outstanding	491	455	486	456

Cash dividends declared per common share	$0.10	$0.10	$0.30	$0.30

(1)	Exclusive of Amortization and Accretion.
The accompanying notes are an integral part of the condensed consolidated financial statements.

NEWMONT MINING CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in millions)

	At September 30,	At December 31,
	2009	2008
ASSETS
Cash and cash equivalents	$3,022	$435
Marketable securities and other short-term investments (Note 17)	19	12
Trade receivables	280	104
Accounts receivable	114	214
Inventories (Note 18)	479	507
Stockpiles and ore on leach pads (Note 19)	354	290
Deferred income tax assets	189	284
Other current assets (Note 20)	581	455

Current assets	5,038	2,301
Property, plant and mine development, net	12,150	10,128
Investments (Note 17)	1,069	655
Stockpiles and ore on leach pads (Note 19)	1,411	1,136
Deferred income tax assets	999	1,039
Other long-term assets (Note 20)	261	207
Goodwill	188	188
Assets of operations held for sale (Note 9)	31	73

Total assets	$21,147	$15,727

LIABILITIES
Current portion of long-term debt (Note 21)	$225	$165
Accounts payable	338	411
Employee-related benefits	201	170
Income and mining taxes	211	61
Other current liabilities (Note 22)	1,226	770

Current liabilities	2,201	1,577
Long-term debt (Note 21)	4,698	3,072
Reclamation and remediation liabilities (Note 23)	724	699
Deferred income tax liabilities	1,229	1,051
Employee-related benefits	377	379
Other long-term liabilities (Note 22)	236	252
Liabilities of operations held for sale (Note 9)	13	36

Total liabilities	9,478	7,066

Commitments and contingencies (Note 27)
EQUITY
Common stock	768	709
Additional paid-in capital	8,060	6,831
Accumulated other comprehensive income (loss)	454	(253)
Retained earnings	641	4

Newmont stockholders’ equity	9,923	7,291
Noncontrolling interests	1,746	1,370

Total equity (Note 13)	11,669	8,661

Total liabilities and equity	$21,147	$15,727

The accompanying notes are an integral part of the condensed consolidated financial statements.

NEWMONT MINING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in millions)

	Nine Months Ended
	September 30,
	2009	2008
Operating activities:
Net income	$1,228	$1,118
Adjustments:
Amortization	566	548
Loss (income) from discontinued operations (Note 9)	14	(17)
Accretion of accumulated reclamation obligations (Note 23)	34	30
Deferred income taxes	7	(222)
Impairment of marketable securities (Note 17)	6	90
Stock based compensation and other benefits	44	38
Gain on asset sales, net	(3)	(70)
Reclamation estimate revisions (Note 23)	—	74
Other operating adjustments and write-downs	77	73
Net change in operating assets and liabilities (Note 24)	(27)	(494)

Net cash provided from continuing operations	1,946	1,168
Net cash provided from (used in) discontinued operations (Note 9)	3	(105)

Net cash provided from operations	1,949	1,063

Investing activities:
Additions to property, plant and mine development	(1,314)	(1,350)
Investments in marketable debt and equity securities	—	(18)
Proceeds from sale of marketable debt and equity securities	10	50
Acquisitions, net (Note 14)	(766)	(325)
Other	(18)	26

Net cash used in investing activities of continuing operations	(2,088)	(1,617)
Net cash used in investing activities of discontinued operations (Note 9)	—	(11)

Net cash used in investing activities	(2,088)	(1,628)

Financing activities:
Proceeds from debt, net	4,302	2,801
Repayment of debt	(2,604)	(2,249)
Dividends paid to common stockholders	(147)	(136)
Dividends paid to noncontrolling interests	(115)	(247)
Proceeds from stock issuance, net	1,248	27
Change in restricted cash and other	5	19

Net cash provided from financing activities of continuing operations	2,689	215
Net cash used in financing activities of discontinued operations (Note 9)	(2)	(3)

Net cash provided from financing activities	2,687	212

Effect of exchange rate changes on cash	39	(24)

Net change in cash and cash equivalents	2,587	(377)
Cash and cash equivalents at beginning of period	435	1,230

Cash and cash equivalents at end of period	$3,022	$853

The accompanying notes are an integral part of the condensed consolidated financial statements.

NEWMONT MINING CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(dollars in millions, except per share, per ounce and per pound amounts)
NOTE 1 BASIS OF PRESENTATION
The interim Condensed Consolidated Financial Statements (“interim statements”) of Newmont Mining Corporation and its subsidiaries (collectively, “Newmont” or the “Company”) are unaudited. In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these interim statements have been included. The Company has evaluated all subsequent events through October 28, 2009. The results reported in these interim statements are not necessarily indicative of the results that may be reported for the entire year. These interim statements should be read in conjunction with Newmont’s Consolidated Financial Statements for the year ended December 31, 2008 included in its Form 8-K, filed September 15, 2009. The year-end balance sheet data was derived from the audited financial statements, but does not include all disclosures required by U.S. generally accepted accounting principles (“GAAP”).
References to “A$” refer to Australian currency, “C$” to Canadian currency, “IDR” to Indonesian currency, “NZ$” to New Zealand currency and “$” to United States currency.
NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Recently Adopted Accounting Pronouncements
The Accounting Standards Codification
In June 2009, the Financial Accounting Standards Board (“FASB”) established the FASB Accounting Standards Codification (“ASC”) as the single source of authoritative GAAP to be applied by nongovernmental entities. The ASC is a new structure which took existing accounting pronouncements and organized them by accounting topic. Relevant authoritative literature issued by the Securities and Exchange Commission (“SEC”) and select SEC staff interpretations and administrative literature was also included in the ASC. All other accounting guidance not included in the ASC is non-authoritative. The ASC was effective for the Company’s interim quarterly period beginning July 1, 2009. The adoption of the ASC did not have an impact on the Company’s consolidated financial position, results of operations or cash flows.
Subsequent Events
In May 2009, the ASC guidance for subsequent events was updated to establish accounting and reporting standards for events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The update sets forth: (i) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet in its financial statements, and (iii) the disclosures that an entity should make about events or transactions occurring after the balance sheet date in its financial statements. The Company adopted the updated guidance for the interim period ended June 30, 2009. The adoption had no impact on the Company’s consolidated financial position, results of operations or cash flows.
Post-Retirement Benefit Plans
In December 2008, the ASC guidance for retirement benefits was updated to expand the requirements of employers’ disclosures about post-retirement benefit plan assets in a defined benefit pension or other post-retirement plan. The objective is to require more detailed disclosures about employers’ plan assets, including employers’ investment strategies, major categories of plan assets, concentrations of risk within plan assets, and valuation techniques used to measure the fair value of plan assets. The Company adopted the updated guidance on January 1, 2009. These disclosures are not required for earlier periods that are presented for comparative purposes.
Equity Method Investments
In November 2008, the ASC guidance for equity method and joint venture investments was updated to clarify the accounting for certain transactions and impairment considerations involving equity method investments. The intent is to provide guidance on: (i) determining the initial measurement of an equity method investment, (ii) recognizing other-than- temporary impairments of an equity method investment and (iii) accounting for an equity method investee’s issuance of shares. The updated guidance was effective for the Company’s fiscal year beginning January 1, 2009 and was applied prospectively. The adoption had no impact on the Company’s consolidated financial position or results of operations.

NEWMONT MINING CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(dollars in millions, except per share, per ounce and per pound amounts)
Equity-Linked Financial Instruments
In June 2008, the ASC guidance for derivatives and hedging when accounting for contracts in an entity’s own equity was updated to clarify the determination of whether an instrument (or embedded feature) is indexed to an entity’s own stock which would qualify as a scope exception from hedge accounting. The updated guidance was effective for the Company’s fiscal year beginning January 1, 2009. The adoption had no impact on the Company’s consolidated financial position or results of operations.
Accounting for Convertible Debt Instruments
In May 2008, the ASC guidance was updated for convertible debt instruments that, by their stated terms, may be settled in cash (or other assets) upon conversion, including partial cash settlement, unless the embedded conversion option is required to be separately accounted for as a derivative. The update requires that the liability and equity components of convertible debt instruments within the scope be separately accounted for in a manner that reflects the entity’s nonconvertible debt borrowing rate. This requires an allocation of convertible debt proceeds between the liability component and the embedded conversion option (i.e., the equity component). The difference between the principal amount of the debt and the amount of the proceeds allocated to the liability component is reported as a debt discount and subsequently amortized to earnings over the instrument’s expected life using the effective interest method. The updated guidance required retrospective application to all periods presented.
During July 2007, the Company completed an offering of $1,150 convertible senior notes due 2014 and 2017, each in the amount of $575. The 2014 notes, maturing on July 15, 2014, pay interest semi-annually at a rate of 1.25% per annum, and the 2017 notes, maturing on July 15, 2017, pay interest semi-annually at a rate of 1.625% per annum. The notes are convertible, at the holder’s option, equivalent to a conversion price of $46.21 per share of common stock (24,887,956 shares of common stock). In connection with the convertible senior notes offering, the Company entered into convertible note hedge transactions and warrant transactions (“Call Spread Transactions”). The Call Spread Transactions included the purchase of call options and the sale of warrants. As a result of the Call Spread Transactions, the conversion price of $46.21 was effectively increased to $60.27. At September 30, 2009, the if-converted value did not exceed the principal amounts.
During February 2009, the Company completed an offering of $518 convertible senior notes due on February 15, 2012. The notes will pay interest semi-annually at a rate of 3.00% per annum. The notes are convertible, at the holder’s option, equivalent to a conversion price of $46.25 per share of common stock (11,189,189 shares of common stock). At September 30, 2009, the if-converted value did not exceed the principal amount.
The Company recorded the following in the Condensed Consolidated Balance Sheets related to the convertible senior notes:

	At September 30, 2009			At December 31, 2008
	Convertible Senior Notes Due			Convertible Senior Notes Due
	2012	2014	2017	2012	2014	2017
Additional paid-in capital	$46	$97	$123	$—	$97	$123
Principal amount	$518	$575	$575	$—	$575	$575
Unamortized debt discount	(60)	(112)	(162)	—	(127)	(174)

Net carrying amount	$458	$463	$413	$—	$448	$401

NEWMONT MINING CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(dollars in millions, except per share, per ounce and per pound amounts)
As a result of adopting the updated guidance, the effective interest rates increased by approximately 5 percentage points to 8.5%, 6.0% and 6.25% for the 2012, 2014 and 2017 notes, respectively, for the non-cash amortization of the debt discount over the lives of the notes. Interest expense was increased by $9 which decreased the Company’s Income from continuing operations and Net income by $5 ($0.01 per share) for the three months ended September 30, 2008. Interest expense was increased by $25 which decreased the Company’s Income from continuing operations and Net income by $16 ($0.03 per share) for the nine months ended September 30, 2008. Had the update been effective in 2008, the Company would have charged its fourth quarter 2008 dividends to Additional paid-in capital rather than Retained earnings; therefore the Company made the reclassification in 2009. Cash flows from operations were not impacted by the adoption of the updated guidance. The impact on the Company’s 2009 opening balance in Retained earnings was as follows:

At December 31,
2008
Balance before application of updated guidance	$7
Impact of adoption of updated guidance	(31)
Reclassification of dividends to Additional paid-in capital	28

Balance after application of updated guidance	$4

For the three months ended September 30, 2009, the Company recorded $8 and $15 of interest expense for the contractual interest coupon and amortization of the debt discount, respectively, related to the convertible senior notes. For the nine months ended September 30, 2009, the Company recorded $22 and $41 of interest expense for the contractual interest coupon and amortization of the debt discount, respectively, related to the convertible senior notes. The remaining unamortized debt discount is amortized over the remaining 3, 5 and 8 year periods of the 2012, 2014 and 2017 convertible senior notes, respectively.
Accounting for the Useful Life of Intangible Assets
In April 2008, the ASC guidance for Goodwill and Other Intangibles was updated to amend the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. The intent of this update is to improve the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset under guidance for business combinations. The updated guidance was effective for the Company’s fiscal year beginning January 1, 2009 and was applied prospectively to intangible assets acquired after the effective date. The adoption had no impact on the Company’s consolidated financial position, results of operations or cash flows.
Derivative Instruments
In March 2008, the ASC guidance for derivatives and hedging was updated for enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and the related hedged items are accounted for, and how derivative instruments and the related hedged items affect an entity’s financial position, financial performance and cash flows. The Company adopted the updated guidance on January 1, 2009. The adoption had no impact on the Company’s consolidated financial position, results of operations or cash flows. See Note 16 for the Company’s derivative instruments disclosure.
Business Combinations
In December 2007, the ASC guidance for business combinations was updated to provide new guidance for recognizing and measuring identifiable assets and goodwill acquired, liabilities assumed, and any noncontrolling interest in the acquiree. The updated guidance also provides disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The Company adopted the updated guidance on January 1, 2009 and applied it to the acquisition of the remaining 33.33% interest in the Boddington project completed on June 25, 2009 (see Note 14).
In April 2009, the guidance was updated to address application issues on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. This update is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after January 1, 2009. The adoption of the updated guidance did not have any impact on the Company’s acquisition of the remaining 33.33% interest in the Boddington project completed on June 25, 2009 (see Note 14).

NEWMONT MINING CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(dollars in millions, except per share, per ounce and per pound amounts)
Noncontrolling Interests
In December 2007, the ASC guidance for Noncontrolling Interests was updated to establish accounting and reporting standards pertaining to: (i) ownership interests in subsidiaries held by parties other than the parent (“noncontrolling interest”), (ii) the amount of net income attributable to the parent and to the noncontrolling interest, (iii) changes in a parent’s ownership interest, and (iv) the valuation of any retained noncontrolling equity investment when a subsidiary is deconsolidated. If a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary is measured at fair value and a gain or loss is recognized in net income based on such fair value. For presentation and disclosure purposes, the guidance requires noncontrolling interests to be classified as a separate component of equity. The Company adopted the updated guidance on January 1, 2009. Except for presentation changes, the adoption had no impact on the Company’s consolidated financial position, results of operations or cash flows.
Fair Value Accounting
In September 2006, the ASC guidance for fair value measurements and disclosure was updated to define fair value, establish a framework for measuring fair value, and expand disclosures about fair value measurements. The Company adopted the updated guidance for assets and liabilities measured at fair value on a recurring basis on January 1, 2008. In February 2008, the FASB staff issued an update to the guidance which delayed the effective date for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. The Company adopted the updated guidance for the Company’s nonfinancial assets and liabilities measured at fair value on a nonrecurring basis on January 1, 2009.
In April 2009, the guidance was further updated to provide additional guidance on determining fair value when the volume and level of activity for the asset or liability have significantly decreased and identifying circumstances that indicate when a transaction is not orderly. In April 2009, the guidance for investments in debt and equity securities was updated to: (i) clarify the interaction of the factors that should be considered when determining whether a debt security is other than temporarily impaired, (ii) provide guidance on the amount of an other-than-temporary impairment recognized for a debt security in earnings and other comprehensive income and (iii) expand the disclosures required for other-than-temporary impairments for debt and equity securities. Also in April 2009, the guidance for financial instruments was updated to require disclosures about the fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. Adoption of this updated guidance was required for the Company’s interim reporting period beginning April 1, 2009 with early adoption permitted. The Company adopted the updated guidance for the interim period ended March 31, 2009. Refer to Note 15 for further details regarding the Company’s assets and liabilities measured at fair value.
Recently Issued Accounting Pronouncements
Fair Value Accounting
In August 2009, the ASC guidance for fair value measurements and disclosure was updated to further define fair value of liabilities. This update provides clarification for circumstances in which: (i) a quoted price in an active market for the identical liability is not available, (ii) the liability has a restriction that prevents its transfer, and (iii) the identical liability is traded as an asset in an active market in which no adjustments to the quoted price of an asset are required. The updated guidance is effective for the Company’s interim reporting period beginning October 1, 2009. The Company is evaluating the potential impact of adopting this guidance on the Company’s consolidated financial position, results of operations and cash flows.
Variable Interest Entities
In June 2009, the ASC guidance for consolidation accounting was updated to require an entity to perform a qualitative analysis to determine whether the enterprise’s variable interest gives it a controlling financial interest in a variable interest entity (“VIE”). This analysis identifies a primary beneficiary of a VIE as the entity that has both of the following characteristics: (i) the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and (ii) the obligation to absorb losses or receive benefits from the entity that could potentially be significant to the VIE. The updated guidance also requires ongoing reassessments of the primary beneficiary of a VIE. The updated guidance is effective for the Company’s fiscal year beginning January 1, 2010. The Company currently accounts for Nusa Tenggara Partnership (“NTP”) as a VIE and is evaluating the potential impact of adopting this guidance on the Company’s consolidated financial position, results of operations and cash flows.

NEWMONT MINING CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(dollars in millions, except per share, per ounce and per pound amounts)
NOTE 3 ADVANCED PROJECTS, RESEARCH AND DEVELOPMENT

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Boddington	$11	$1	$24	$3
Hope Bay	2	16	18	29
Technical and project services	6	5	18	15
Corporate	3	3	10	10
Nevada underground	1	1	9	1
Akyem	2	2	5	5
Fort a la Corne JV	—	6	1	19
Other	2	10	15	31

	$27	$44	$100	$113

NOTE 4 OTHER EXPENSE, NET

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Boddington acquisition costs (Note 14)	$—	$—	$67	$—
Regional administration	14	10	40	31
Community development	12	15	33	47
Western Australia power plant	18	2	27	15
Peruvian royalty	8	4	19	15
Workforce reduction	—	—	15	—
Batu Hijau divestiture	3	2	9	7
Accretion, non-operating (Note 23)	3	2	9	7
World Gold Council dues	2	3	8	8
Reclamation estimate revisions (Note 23)	—	13	—	74
Pension settlement loss (Note 6)	—	1	—	12
Provision for bad debts	—	11	—	11
Other	7	6	32	22

	$67	$69	$259	$249

NOTE 5 OTHER INCOME, NET

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Canadian Oil Sands Trust income	$7	$36	$16	$91
Refinery income	9	2	13	2
Interest income	2	7	11	24
Gain on sale of investments, net	2	19	2	29
Foreign currency exchange gains (losses), net	2	(7)	—	(20)
Gain on sale of exploration property	—	32	—	32
Income from development projects, net	—	3	—	12
(Loss) gain on ineffective portion of derivative instruments, net (Note 16)	(1)	3	(5)	5
Impairment of marketable securities (Note 17)	—	(34)	(6)	(90)
Other	4	5	12	15

	$25	$66	$43	$100

NEWMONT MINING CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(dollars in millions, except per share, per ounce and per pound amounts)
NOTE 6 EMPLOYEE PENSION AND OTHER BENEFIT PLANS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Pension benefit costs, net
Service cost	$5	$4	$14	$12
Interest cost	8	7	24	22
Expected return on plan assets	(8)	(7)	(22)	(21)
Amortization of prior service cost	—	—	1	—
Amortization of loss	4	—	11	2

	$9	$4	$28	$15

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Other benefit costs, net
Service cost	$1	$—	$2	$1
Interest cost	1	1	4	3
Amortization of gain	—	—	—	(1)

	$2	$1	$6	$3

For the three months ended September 30, 2009 and 2008, the Company recognized pension settlement losses of $nil and $1, respectively, related to senior management retirements. For the nine months ended September 30, 2009 and 2008, the Company recognized pension settlement losses of $nil and $12, respectively, related to senior management retirements. These costs were recorded in Other expense, net (see Note 4).
NOTE 7 STOCK BASED COMPENSATION
The Company recognized stock options and other stock based compensation as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Stock options	$3	$5	$11	$13
Restricted stock units	3	—	6	—
Deferred stock awards	2	3	10	8
Restricted stock awards	—	1	3	4

	$8	$9	$30	$25

For the three months ended September 30, 2009 and 2008, no stock options were granted. For the nine months ended September 30, 2009 and 2008, 1,157,825 and 1,116,963 stock options, respectively, were granted at a weighted-average exercise price of $40 and $44, respectively, per underlying share of the Company’s common stock. At September 30, 2009, unrecognized compensation costs related to unvested stock options was $22. This cost is expected to be recognized over a weighted-average period of approximately 2.2 years.
For the three months ended September 30, 2009 and 2008, no shares of restricted stock units were granted. For the nine months ended September 30, 2009 and 2008, 490,273 and 8,927 shares of restricted stock units, respectively, were granted, at a weighted-average fair market value of $42 and $49, respectively.
No deferred stock awards were granted during the three and nine months ended September 30, 2009, and the three months ended September 30, 2008. For the nine months ended September 30, 2008, 394,095 deferred stock awards were granted at a weighted-average fair market value of $44.
No restricted stock awards were granted during the three and nine months ended September 30, 2009. For the three and nine months ended September 30, 2008, 4,034 and 118,697 shares of restricted stock, respectively, were granted and issued, at a weighted-average fair market value of $50 and $49, respectively.

NEWMONT MINING CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(dollars in millions, except per share, per ounce and per pound amounts)
NOTE 8 INCOME TAXES
The Company operates in numerous countries around the world and accordingly it is subject to, and pays annual income taxes under, the various income tax regimes in the countries in which it operates. Some of these tax regimes are defined by contractual agreements with the local government, and others are defined by the general corporate income tax laws of the country. The Company has historically filed, and continues to file, all required income tax returns and paid the taxes reasonably determined to be due. The tax rules and regulations in many countries are highly complex and subject to interpretation. From time to time, the Company is subject to a review of its historic income tax filings and in connection with such reviews, disputes can arise with the taxing authorities over the interpretation or application of certain rules to the Company’s business conducted within the country involved. At September 30, 2009, the Company’s total unrecognized tax benefit was $120 for uncertain tax positions taken or expected to be taken on tax returns. Of this, $93 represents the amount of unrecognized tax benefits that, if recognized, would affect the Company’s effective income tax rate. Also included in the balance at September 30, 2009 is $12 of tax positions that, due to the impact of deferred tax accounting, the potential disallowance of which would not affect the annual effective tax rate.
In April 2009, the United States Tax Court issued an opinion for Santa Fe Pacific Gold Company and Subsidiaries (“Santa Fe”), by and through its successor in interest, Newmont USA Limited, a member of the Newmont Mining Corporation (“Newmont”) affiliated group. The Tax Court ruled in favor of Santa Fe regarding the deductibility of a termination fee that had been paid in 1997 as part of a merger agreement. At September 30, 2009, Newmont had not been notified by the Commissioner of the Internal Revenue Service (“Commissioner”) regarding a decision to appeal the Tax Court Ruling. If the Commissioner does not file an appeal, the Company will be decreasing its liability and accrued interest for uncertain income tax positions in the fourth quarter of 2009.
As a result of (i) statute of limitations that expire in the next 12 months in various jurisdictions, (ii) the effects of the aforementioned closure with respect to the Santa Fe matters described above and (iii) possible settlements of audit-related issues with taxing authorities in various jurisdictions, the Company believes that it is reasonably possible that the total amount of its net unrecognized income tax benefits will decrease by approximately $55 to $87 in the next 12 months.
NOTE 9 DISCONTINUED OPERATIONS
Discontinued operations include the Company’s Kori Kollo operation sold in July 2009 and the royalty portfolio and Pajingo operations, both sold in December 2007.
The Company has reclassified the historical balance sheet amounts and the income statement results to Assets and Liabilities of operations held for sale on the Condensed Consolidated Balance Sheets and to Income (loss) from discontinued operations in the Condensed Consolidated Statements of Income for all periods presented. The Condensed Consolidated Statements of Cash Flows have been reclassified for assets held for sale and discontinued operations for all periods presented.
The following table details selected financial information included in the Income (loss) from discontinued operations in the Condensed Consolidated Statements of Income:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Sales — gold, net	$—	$21	$32	$58

Income (loss) from operations	$—	$(19)	$1	$(7)
Loss on impairment	—	—	(44)	—
Gain on sale of royalty portfolio	—	—	—	5
Gain on sale of Pajingo assets	—	—	—	1

Pre-tax loss	—	(19)	(43)	(1)
Income tax benefit	—	26	29	18

Income (loss) from discontinued operations	$—	$7	$(14)	$17

NEWMONT MINING CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(dollars in millions, except per share, per ounce and per pound amounts)
The major classes of Assets and Liabilities of operations held for sale in the Condensed Consolidated Balance Sheets are as follows:

	At September 30,	At December 31,
	2009	2008
Assets:
Accounts receivable	$—	$9
Inventories	—	12
Stockpiles and ore on leach pads	—	43
Property, plant and mine development	—	4
Deferred income tax assets	31	2
Other assets	—	3

Total assets of operations held for sale	$31	$73

Liabilities:
Current and long-term debt	$—	$4
Accounts payable	—	1
Employee-related benefits	—	8
Reclamation and remediation liabilities	—	17
Other liabilities	13	6

Total liabilities of operations held for sale	$13	$36

The following table details selected financial information included in Net cash provided from (used in) discontinued operations, Net cash used in investing activities of discontinued operations and Net cash used in financing activities of discontinued operations:

	Nine Months Ended
	September 30,
	2009	2008
Net cash provided from (used in) discontinued operations:
(Loss) income from discontinued operations	$(14)	$17
Impairment of assets held for sale	44	—
Write-down of inventory	7	—
Amortization	3	7
Deferred income taxes	(30)	(1)
Other operating adjustments	1	15
Decrease in net operating liabilities	(8)	(143)

	$3	$(105)

Net cash used in investing activities of discontinued operations:
Additions to property, plant and mine development	$—	$(5)
Proceeds from asset sales, net	—	(6)

	$—	$(11)

Net cash used in financing activities of discontinued operations:
Repayment of debt	$(2)	$(3)

	$(2)	$(3)

NOTE 10 NONCONTROLLING INTERESTS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Batu Hijau	$156	$(17)	$248	$103
Yanacocha	99	49	243	188
Other	2	(1)	(2)	—

	$257	$31	$489	$291

NEWMONT MINING CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(dollars in millions, except per share, per ounce and per pound amounts)
Newmont currently has a 45% ownership interest in Batu Hijau, held through NTP with an affiliate of Sumitomo Corporation of Japan (“Sumitomo”). Newmont has a 56.25% interest in NTP and the Sumitomo affiliate holds the remaining 43.75%. NTP in turn owns 80% of P.T. Newmont Nusa Tenggara (“PTNNT”), the Indonesian subsidiary that operates the Batu Hijau mine. Newmont identified NTP as a VIE as a result of certain capital structures and contractual relationships and has fully consolidated Batu Hijau in its consolidated financial statements since January 1, 2004. The remaining 20% interest in PTNNT is owned by P.T. Pukuafu Indah (“PTPI”), an unrelated Indonesian company. NTP’s interest in PTNNT was the subject of an international arbitration proceeding and a final award concerning PTNNT’s interest was issued by the arbitration panel on March 31, 2009. For further information concerning the arbitration award, see Note 27.
Newmont has a 51.35% ownership interest in Yanacocha, with the remaining interests held by Compañia de Minas Buenaventura, S.A.A. (43.65%) and the International Finance Corporation (5%).
In April 2008, the Company purchased 15,960 additional shares of European Gold Refineries SA joint venture (“EGR”) for $11 in cash increasing its ownership interest to 56.67% from 46.72%. The acquisition of the additional interest resulted in the consolidation of EGR. In November 2008, EGR repurchased 6.55% of its own shares from a minority shareholder bringing Newmont’s ownership to 60.64%. Swiss residents hold the remaining 39.36%. Prior to consolidation, the Company accounted for EGR using the equity method of accounting.
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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Numerator:
Net income attributable to Newmont stockholders
Continuing operations	$388	$182	$748	$809
Discontinued operations	—	9	(9)	18

	$388	$191	$739	$827

Denominator:
Basic	490	454	485	454
Effect of employee stock-based awards	1	1	1	2

Diluted	491	455	486	456

Net income attributable to Newmont stockholders per common share
Basic:
Continuing operations	$0.79	$0.40	$1.54	$1.78
Discontinued operations	—	0.02	(0.02)	0.04

	$0.79	$0.42	$1.52	$1.82

Diluted:
Continuing operations	$0.79	$0.40	$1.54	$1.77
Discontinued operations	—	0.02	(0.02)	0.04

	$0.79	$0.42	$1.52	$1.81

In February 2009, the Company completed a public offering of 34,500,000 shares of common stock at $37 per share for net proceeds of $1,233.
Options to purchase 5.1 million and 1.1 million shares of common stock at average exercise prices of $46 and $55 were outstanding at September 30, 2009 and 2008, respectively, but were not included in the computation of diluted weighted average number of common shares because the exercise prices of the options exceeded the price of the common stock.

NEWMONT MINING CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(dollars in millions, except per share, per ounce and per pound amounts)
In July 2007 and February 2009, Newmont issued $1,150 and $518, respectively, of convertible notes that, if converted in the future, would have a potentially dilutive effect on the Company’s stock. Under the indenture for the convertible notes, upon conversion Newmont is required to settle the principal amount of the convertible notes in cash and may elect to settle the remaining conversion obligation (stock price in excess of the conversion price) in cash, shares or a combination thereof. The effect of contingently convertible instruments on diluted earnings per share is calculated under the net share settlement method in accordance with accounting guidance for earnings per share. Under the net share settlement method, the Company includes the amount of shares it would take to satisfy the conversion obligation, assuming that all of the convertible notes are surrendered. The average closing price of the Company’s common stock for each of the periods presented is used as the basis for determining dilution. The average price of the Company’s common stock for all periods presented did not exceed the conversion price of $46.25 and $46.21 for the notes issued in 2009 and 2007, respectively, and therefore, did not have a dilutive effect on earnings per share.
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
NOTE 12 COMPREHENSIVE INCOME (LOSS)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Net income	$645	$222	$1,228	$1,118
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on marketable securities (Note 17)	120	(481)	312	(77)
Foreign currency translation adjustments	118	(103)	207	(120)
Pension and other benefit liability adjustments	3	1	6	9
Change in fair value of cash flow hedge instruments:
Net change from periodic revaluations	77	(106)	163	(55)
Net amount reclassified to income	(5)	(2)	19	(10)

Net unrecognized gain (loss) on derivatives	72	(108)	182	(65)

	313	(691)	707	(253)

Comprehensive income (loss)	$958	$(469)	$1,935	$865

Comprehensive income (loss) attributable to:
Newmont stockholders	$700	$(498)	$1,444	$576
Noncontrolling interests	258	29	491	289

	$958	$(469)	$1,935	$865

NEWMONT MINING CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(dollars in millions, except per share, per ounce and per pound amounts)
NOTE 13 CHANGES IN EQUITY

	Nine Months Ended
	September 30,
	2009	2008
Common stock:
At beginning of period	$709	$696
Common stock offering	55	—
Stock based compensation	2	2
Shares issued in exchange for exchangeable shares	2	6

At end of period	768	704

Additional paid-in capital:
At beginning of period	6,831	6,916
Common stock offering	1,178	—
Convertible debt issuance	46	—
Common stock dividends	(45)	(136)
Stock based compensation	53	71
Shares issued in exchange for exchangeable shares	(3)	(7)

At end of period	8,060	6,844

Accumulated other comprehensive income (loss):
At beginning of period	(253)	957
Other comprehensive income (loss) (Note 12)	707	(253)

At end of period	454	704

Retained earnings (deficit):
At beginning of period	4	(809)
Net income attributable to Newmont stockholders	739	827
Common stock dividends	(102)	—

At end of period	641	18

Noncontrolling interests:
At beginning of period	1,370	1,449
Net income attributable to noncontrolling interests	489	291
Dividends paid to noncontrolling interests	(115)	(247)
Other comprehensive income (loss)	2	(2)
Acquisition of noncontrolling interest in Miramar Mining Corporation	—	(39)
Acquisition of noncontrolling interest in EGR	—	24

At end of period	1,746	1,476

Total equity	$11,669	$9,746

On February 3, 2009, the Company completed a public offering of $518 convertible senior notes, including notes offered to cover over-allotments, maturing on February 15, 2012 for net proceeds of $504 after deducting the underwriters discount and expenses of the offering (see Note 21). Additionally, on February 3, 2009, the Company completed a public offering of 34,500,000 shares of common stock, including shares offered to cover over-allotments, at a price of $37 per share, for net proceeds of $1,233 after deducting the underwriters discount and expenses of the offering.
NOTE 14 ACQUISITIONS
On June 25, 2009, the Company completed the acquisition of the remaining 33.33% interest in Boddington from AngloGold Ashanti Australia Limited (“AngloGold”). The valuation date for the transaction is January 1, 2009, and closing adjustments were made to reflect Newmont’s economic ownership from that date. Consideration for the acquisition consists of $750 less an $8 closing adjustment paid in cash at closing, $240 payable in cash and/or Newmont common stock, at the Company’s option, by December 2009, and a contingent royalty capped at $100, equal to 50% of the average realized operating margin (Revenue less Costs applicable to sales on a by-product basis), if any, exceeding $600 per ounce, payable quarterly on one-third of gold sales from Boddington.

NEWMONT MINING CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(dollars in millions, except per share, per ounce and per pound amounts)
The following table summarizes the consideration to acquire the remaining interest in Boddington:

Cash	$742
Cash and/or common shares	240
Contingent consideration (fair value)	62

$1,044

The Company estimates that the fair value of the contingent consideration is approximately $62, and recognized this as part of the purchase price at the acquisition date. Amounts are payable under the contingent royalty beginning in the second quarter of 2010. The range of undiscounted amounts the Company could pay is between $0 and $100. The fair value of the contingent royalty recognized was estimated by applying the income approach. See Note 15 for a description of the key inputs used in deriving fair value.
In connection with the acquisition, Newmont incurred transaction costs of $67 (shown in Note 4, Other expense, net), including Australian stamp duties. $14 of these costs were paid at September 30, 2009. Additionally, in June 2009, Newmont paid $182 to reimburse AngloGold for its share of capital and other project expenditures from January 1, 2009 to June 25, 2009. The reimbursement of capital expenditures is included in Property, plant and mine development, net, and as Additions to property, plant and mine development on the cash flow statement.
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
NOTE 15 FAIR VALUE ACCOUNTING
Fair value accounting establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are described below:
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

NEWMONT MINING CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(dollars in millions, except per share, per ounce and per pound amounts)
The following table sets forth the Company’s assets and liabilities measured at fair value on a recurring basis (at least annually) by level within the fair value hierarchy. As required by accounting guidance, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Fair Value at September 30, 2009
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$1,733	$1,733	$—	$—
Marketable equity securities	1,029	1,029	—	—
Corporate marketable debt securities	10	10	—	—
Other marketable debt securities:
Asset backed commercial paper	18	—	—	18
Auction rate securities	5	—	—	5
Trade receivable from provisional copper and gold concentrate sales, net	191	191	—	—
Derivative instruments, net	149	—	149	—

	$3,135	$2,963	$149	$23

Liabilities:
8 5/8% debentures ($100 hedged portion)	$97	$—	$97	$—
Boddington contingent consideration	62	—	—	62

	$159	$—	$97	$62

The Company’s cash equivalent instruments are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices. The cash equivalent instruments that are valued based on quoted market prices in active markets are primarily money market securities and U.S. Treasury securities.
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
The table below sets forth a summary of changes in the fair value of the Company’s Level 3 financial assets and liabilities for the nine months ended September 30, 2009.

			Boddington
	Auction Rate	Asset Backed	Contingent
	Securities	Commercial Paper	Consideration	Total
Balance at beginning of period	$5	$22	$—	$27
Settlements	—	(4)	—	(4)
Transfers in	—	—	62	62

Balance at end of period	$5	$18	$62	$85

At September 30, 2009, the assets and liabilities classified within Level 3 of the fair value hierarchy represent 1% and 39% of the total assets and liabilities measured at fair value, respectively.
NOTE 16 DERIVATIVE INSTRUMENTS
The Company is exposed to certain financial and market risks relating to its ongoing business operations. The primary risks managed by using derivative instruments are foreign currency exchange risk, diesel price risk, and interest rate risk. In accordance with hedge accounting guidance, the Company designated currency fixed forward and option contracts as cash flow hedges, diesel forward contracts as cash flow hedges, treasury rate lock contracts as cash flow hedges of proceeds realized from debt issuances, and interest rate swap contracts as fair value hedges of a fixed-rate borrowing. All of the derivative instruments were transacted for risk management purposes and qualify as hedging instruments. The maximum period over which hedged forecasted transactions are expected to occur is three years.
Cash Flow Hedges
Foreign Currency Contracts
Newmont utilizes foreign currency contracts to reduce the variability of the US dollar amount of forecasted foreign currency expenditures caused by changes in currency rates. Newmont hedges up to 80% of the Company’s IDR denominated operating expenditures which results in a blended IDR/$ rate realized each period. The hedging instruments are forward purchase contracts with expiration dates ranging up to one year from the date of issue. The principal hedging objective is reduction in the volatility of realized period-on-period IDR/$ rates. For the three months ended September 30, 2009 and 2008, the IDR/$ forward purchase contracts reduced Batu Hijau Costs applicable to sales by $1. For the nine months ended September 30, 2009 and 2008, the IDR/$ forward purchase contracts increased Batu Hijau Costs applicable to sales by $1 and reduced Batu Hijau Costs applicable to sales by $2, respectively. At September 30, 2009, the Company has hedged 20% of its expected remaining 2009 IDR operating expenditures.
The Company hedges up to 85% of the Company’s A$ denominated operating expenditures with forward contracts that have expiration dates ranging up to three years from the date of issue. The principal hedging objective is reduction in the volatility of realized period-on-period $/A$ rates. Each month, fixed forward contracts are obtained to hedge 1/36th of the forecasted monthly A$ operating cost exposure in the rolling three-year hedge period resulting in a blended $/A$ rate realized. For the three months ended September 30, 2009 and 2008, the A$ operating hedging instruments reduced Australia/New Zealand Costs applicable to sales by $4 and $nil, respectively. For the nine months ended September 30, 2009 and 2008, the A$ operating hedging instruments increased Australia/New Zealand Costs applicable to sales by $21 and reduced Australia/New Zealand Costs applicable to sales by $5, respectively. At September 30, 2009, the Company has hedged 78% of its expected remaining 2009 A$ operating expenditures, and 53%, 30% and 9% of its expected 2010, 2011 and 2012 A$ operating expenditures, respectively.

NEWMONT MINING CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(dollars in millions, except per share, per ounce and per pound amounts)
The Company hedges up to 75% of the Company’s NZ$ denominated operating expenditures with forward contracts that have expiration dates ranging up to two years from the date of issue. The principal hedging objective is reduction in the volatility of realized period-on-period $/NZ$ rates. Each month, fixed forward contracts are obtained to hedge 1/24th of the forecasted monthly NZ$ operating cost exposure in the rolling two-year hedge period resulting in a blended $/NZ$ rate realized. For the three months ended September 30, 2009 and 2008, the NZ$ operating hedging instruments reduced Australia/New Zealand Costs applicable to sales by $nil. For the nine months ended September 30, 2009 and 2008, the NZ$ operating hedging instruments increased Australia/New Zealand Costs applicable to sales by $3 and $nil, respectively. At September 30, 2009, the Company has hedged 68% of its expected remaining 2009 NZ$ operating expenditures, and 42% and 9% of its expected 2010 and 2011 NZ$ operating expenditures, respectively.
The Company hedges up to 95% of the Company’s A$ denominated capital expenditures related to the construction of Boddington. The hedging instruments consist of a series of fixed forward contracts with expiration dates ranging up to one year from the date of issue. The realized gains and losses associated with the capital expenditure hedge program will impact Amortization during future periods in which the Boddington assets are placed into service. At September 30, 2009, the Company has hedged 33% of its expected remaining A$ denominated Boddington capital expenditures.
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
Newmont had the following foreign currency derivative contracts outstanding at September 30, 2009:

	Expected Maturity Date
					Total/
	2009	2010	2011	2012	Average
IDR Forward Purchase Contracts:
$ (millions)	$6	$—	$—	$—	$6
Average rate (IDR/$)	10,584	—	—	—	10,584
IDR notional (millions)	63,501	—	—	—	63,501
A$ Operating Forward Purchase Contracts:
$ (millions)	$118	$489	$275	$61	$943
Average rate ($/A$)	0.77	0.76	0.72	0.73	0.75
A$ notional (millions)	154	644	379	83	1,260
NZ$ Operating Forward Purchase Contracts:
$ (millions)	$12	$28	$6	$—	$46
Average rate ($/NZ$)	0.64	0.62	0.63	—	0.63
NZ$ notional (millions)	19	46	9	—	74
A$ Boddington Capital Forward Purchase Contracts:
$ (millions)	$25	$—	$—	$—	$25
Average rate ($/A$)	0.80	—	—	—	0.80
A$ notional (millions)	31	—	—	—	31
Diesel Fixed Forward Contracts
Newmont hedges up to 66% of its operating cost exposure related to diesel prices of fuel consumed at its Nevada operations to reduce the variability in realized diesel prices. The hedging instruments consist of a series of financially settled fixed forward contracts with expiration dates of up to two years from the date of issue. For the three months ended September 30, 2009 and 2008, the Nevada diesel hedge program increased Nevada Costs applicable to sales by $2 and $nil, respectively. For the nine months ended September 30, 2009 and 2008, the Nevada diesel hedge program increased Nevada Costs applicable to sales by $13 and $nil, respectively. The contracts have been designated as cash flow hedges of future diesel purchases, and as such, the effective portion of unrealized changes in the market value have been recorded in Accumulated other comprehensive income (loss) and are recorded in earnings during the period in which the hedged transaction affects earnings. Gains and losses from hedge ineffectiveness are recognized in current earnings. At September 30, 2009, the Company has hedged 64% of its expected remaining 2009 Nevada diesel expenditures, and 43% and 14% of its expected 2010 and 2011 Nevada diesel expenditures, respectively.

NEWMONT MINING CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(dollars in millions, except per share, per ounce and per pound amounts)
Newmont had the following diesel derivative contracts outstanding at September 30, 2009:

	Expected Maturity Date
				Total/
	2009	2010	2011	Average
Diesel Forward Purchase Contracts:
$ (millions)	$12	$33	$9	$54
Average rate ($/gallon)	1.78	1.90	2.07	1.90
Diesel gallons (millions)	7	17	4	28
Treasury Rate Lock Contracts
In connection with the 2019 and 2039 notes issued in September 2009, Newmont acquired treasury rate lock contracts to reduce the variability of the proceeds realized from the bond issuances. The treasury rate locks resulted in $6 and $5 unrealized gains for the 2019 and 2039 notes, respectively. The Company previously acquired treasury rate locks in connection with the issuance of the 2035 notes that resulted in a $10 unrealized loss. The gains/losses from these contracts will be recognized over the terms of the respective notes.
Fair Value Hedges
Interest Rate Swap Contracts
At September 30, 2009, Newmont had $100 fixed to floating swap contracts designated as a hedge against a portion of its 8 5/8% debentures due 2011. The interest rate swap contracts provide balance to the Company’s mix of fixed and floating rate debt. Under the hedge contract terms, the Company receives fixed-rate interest payments at 8.625% and pays floating-rate interest amounts based on periodic London Interbank Offered Rate (“LIBOR”) settings plus a spread, ranging from 2.60% to 3.49%. The interest rate swap contracts were designated as fair value hedges, and as such, changes in fair value have been recorded in income in each period, consistent with recording changes to the mark-to-market value of the underlying hedged liability in income. Changes in the mark-to-market value of the effective portion of the interest rate swap contracts are recognized as a component of Interest expense, net. The hedge contracts decreased Interest expense, net by $1 and $nil for the three months ended September 30, 2009 and 2008, respectively, and decreased Interest expense, net by $3 and $1 for the nine months ended September 30, 2009 and 2008, respectively. For the three months ended September 30, 2009 and 2008, losses of $1 and $nil were included in Other income, net for the ineffective portion of derivative instruments designated as fair value hedges, respectively. For the nine months ended September 30, 2009 and 2008, losses of $2 and $nil, respectively, were included in Other income, net for the ineffective portion of derivative instruments designated as fair value hedges.

NEWMONT MINING CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(dollars in millions, except per share, per ounce and per pound amounts)
Derivative Instrument Fair Values
Newmont had the following derivative instruments designated as hedges with fair values at September 30, 2009 and December 31, 2008:

	Fair Values of Derivative Instruments
	At September 30, 2009
	Other	Other	Other	Other
	Current	Long-Term	Current	Long-Term
	Assets	Assets	Liabilities	Liabilities
Foreign currency exchange contracts:
IDR operating forward purchase contracts	$1	$—	$—	$—
NZ$ operating forward contracts	5	1	—	—
A$ forward purchase contracts	72	59	—	—
Diesel forward contracts	2	1	—	—
Interest rate swap contracts	2	6	—	—

Total derivative instruments (Notes 20 and 22)	$82	$67	$—	$—

	Fair Values of Derivative Instruments
	At December 31, 2008
	Other	Other	Other	Other
	Current	Long-Term	Current	Long-Term
	Assets	Assets	Liabilities	Liabilities
Foreign currency exchange contracts:
IDR operating forward purchase contracts	$—	$—	$4	$—
NZ$ operating forward contracts	—	—	5	1
A$ forward purchase contracts	3	1	87	42
A$ call option contracts	1	—	—	—
Diesel forward contracts	—	—	15	—
Interest rate swap contracts	2	7	—	—

Total derivative instruments (Notes 20 and 22)	$6	$8	$111	$43

NEWMONT MINING CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(dollars in millions, except per share, per ounce and per pound amounts)
The following tables show the location and amount of gains (losses) reported in the Company’s Condensed Consolidated Financial Statements related to the Company’s cash flow and fair value hedges and the gains (losses) recorded for the hedged item related to the fair value hedges.

	Foreign Currency				Treasury Rate
	Exchange Contracts		Diesel Forward Contracts		Lock Contracts
	2009	2008	2009	2008	2009	2008
Cash flow hedging relationships:
For the three months ended September 30,
Gain (loss) recognized in other comprehensive income (effective portion)	$102	$(148)	$(1)	$(5)	$11	$—
Gain (loss) reclassified from Accumulated other comprehensive income into income (effective portion) (1)	2	2	(2)	—	—	—

	$104	$(146)	$(3)	$(5)	$11	$—

For the nine months ended September 30,
Gain (loss) recognized in other comprehensive income (effective portion)	$220	$(74)	$3	$(3)	$11	$—
(Loss) gain reclassified from Accumulated other comprehensive income into income (effective portion) (1)	(28)	8	(13)	—	—	—

	$192	$(66)	$(10)	$(3)	$11	$—

(1)	The gain (loss) for the effective portion of foreign exchange and diesel cash flow hedges reclassified from Accumulated other comprehensive income is recorded in Costs applicable to sales. The gain for the effective portion of treasury rate lock cash flow hedges reclassified from Accumulated other comprehensive income is recorded in Interest expense, net.
The amount to be reclassified from Accumulated other comprehensive income (loss), net of tax to income for derivative instruments during the next 12 months is a gain of approximately $56.

	Interest Rate		8 5/8% Debentures
	Swap Contracts		(Hedged Portion)
	2009	2008	2009	2008
Fair value hedging relationships:
For the three months ended September 30,
Gain (loss) recognized in income (effective portion) (1)	$1	$—	$(1)	$(1)
(Loss) gain recognized in income (ineffective portion) (2)	(1)	—	—	3

	$—	$—	$(1)	$2

For the nine months ended September 30,
Gain (loss) recognized in income (effective portion) (1)	$3	$1	$(2)	$(2)
(Loss) gain recognized in income (ineffective portion) (2)	(2)	—	(3)	5

	$1	$1	$(5)	$3

(1)	The gain (loss) recognized for the effective portion of fair value hedges and the underlying hedged debt is included in Interest expense, net.

(2)	The ineffective portion recognized for fair value hedges and the underlying hedged debt is included in Other income, net.

NEWMONT MINING CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(dollars in millions, except per share, per ounce and per pound amounts)
Provisional Copper and Gold Sales
LME copper prices averaged $2.65 per pound during the three months ended September 30, 2009, compared with the Company’s recorded average provisional price of $2.73 per pound before mark-to-market gains and treatment and refining charges. LME copper prices averaged $2.12 per pound during the nine months ended September 30, 2009, compared with the Company’s recorded average provisional price of $2.23 per pound before mark-to-market gains and treatment and refining charges. The applicable forward copper price at the end of the quarter was $2.79 per pound. During the three months ended September 30, 2009, increasing copper prices resulted in a provisional pricing mark-to-market gain of $48 ($0.34 per pound). During the nine months ended September 30, 2009, changes in copper prices resulted in a provisional pricing mark-to-market gain of $112 ($0.33 per pound). At September 30, 2009, the Company had copper sales of 140 million pounds priced at an average of $2.79 per pound, subject to final pricing over the next several months.
The average London P.M. gold fix was $960 per ounce during the three months ended September 30, 2009, compared with the Company’s recorded average provisional gold price of $961 per ounce before mark-to-market gains and treatment and refining charges. The average London P.M. gold fix was $931 per ounce during the nine months ended September 30, 2009, compared with the Company’s recorded average provisional gold price of $930 per ounce before mark-to-market gains and treatment and refining charges. The applicable forward gold price at the end of the quarter was $996 per ounce. During the three months ended September 30, 2009, changes in gold prices resulted in a provisional pricing mark-to-market gain of $5 ($3 per ounce). During the nine months ended September 30, 2009, changes in gold prices resulted in a provisional pricing mark-to-market gain of $6 ($1 per ounce). At September 30, 2009, the Company had gold sales of 96,000 ounces priced at an average of $996 per ounce, subject to final pricing over the next several months.

NEWMONT MINING CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(dollars in millions, except per share, per ounce and per pound amounts)
NOTE 17 INVESTMENTS

	At September 30, 2009
	Cost/Equity	Unrealized		Fair/Equity
	Basis	Gain	Loss	Basis
Current:
Marketable Equity Securities	$8	$11	$—	$19

Long-term:
Marketable Debt Securities:
Asset backed securities	$25	$—	$(7)	$18
Auction rate securities	7	—	(2)	5
Corporate	8	2	—	10

	40	2	(9)	33

Marketable Equity Securities:
Canadian Oil Sands Trust	285	593	—	878
Gabriel Resources Ltd.	72	29	—	101
Shore Gold Inc.	4	14	—	18
Other	9	4	—	13

	370	640	—	1,010

Other investments, at cost	7	—	—	7
Investment in Affiliate:
AGR Matthey Joint Venture	19	—	—	19

	$436	$642	$(9)	$1,069

	At December 31, 2008
	Cost/Equity	Unrealized		Fair/Equity
	Basis	Gain	Loss	Basis
Current:
Marketable Equity Securities	$14	$1	$(3)	$12

Long-term:
Marketable Debt Securities:
Asset backed securities	$25	$—	$(3)	$22
Auction rate securities	7	—	(2)	5

	32	—	(5)	27

Marketable Equity Securities:
Canadian Oil Sands Trust	251	283	—	534
Gabriel Resources Ltd.	64	—	—	64
Shore Gold Inc.	6	—	—	6
Other	8	—	(3)	5

	329	283	(3)	609

Other investments, at cost	7	—	—	7
Investment in Affiliate:
AGR Matthey Joint Venture	12	—	—	12

	$380	$283	$(8)	$655

During the third quarter of 2009, the Company did not recognize any impairments for other-than temporary declines in value, resulting in total impairments for the first nine months of 2009 of $2 for Shore Gold Inc. and $4 for other marketable equity securities. During the third quarter of 2008, the Company recognized impairments for other-than temporary declines in value of $26 for Shore Gold Inc. and $8 for other marketable securities, resulting in total impairments of $58 for Shore Gold Inc., $13 for Gabriel Resources Ltd. and $19 for other marketable securities for the first nine months of 2008.

NEWMONT MINING CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(dollars in millions, except per share, per ounce and per pound amounts)
The following tables present the gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by length of time that the individual securities have been in a continuous unrealized loss position:

	Less than 12 Months		12 Months or Greater		Total
		Unrealized		Unrealized		Unrealized
At September 30, 2009	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Asset backed securities	$18	$7	$—	$—	$18	$7
Auction rate securities	—	—	5	2	5	2

	$18	$7	$5	$2	$23	$9

	Less than 12 Months		12 Months or Greater		Total
		Unrealized		Unrealized		Unrealized
At December 31, 2008	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Marketable equity securities	$6	$6	$—	$—	$6	$6
Asset backed securities	22	3	—	—	22	3
Auction rate securities	—	—	5	2	5	2

	$28	$9	$5	$2	$33	$11

The unrealized loss of $9 and $11 at September 30, 2009 and December 31, 2008, respectively, relates to the Company’s investments in marketable equity securities, auction rate securities and asset backed commercial paper as listed in the tables above. While the fair values of these investments are below their respective cost, the Company views these declines as temporary. Generally, the Company’s policy is to treat a decline in a marketable equity security’s quoted market value that has lasted continuously for more than six months as an other-than-temporary decline in value. The fair values of these marketable equity securities have not been continuously below cost for the past six months. The Company intends to hold its investment in auction rate securities and asset backed commercial paper until maturity or such time that the market recovers and therefore considers these losses temporary.
NOTE 18 INVENTORIES

	At September 30,	At December 31,
	2009	2008
In-process	$70	$53
Concentrate	12	54
Precious metals	15	20
Materials, supplies and other	382	380

	$479	$507

During the first nine months of 2009, the Company recorded write-downs of $5 to reduce the carrying value of material and supplies inventories to net realizable value, primarily related to Nevada and Batu Hijau. During the first nine months of 2008, the Company recorded write-downs of $1 to reduce the carrying value of material and supplies inventories to net realizable value, primarily related to Batu Hijau. Inventory write-downs are classified as components of Costs applicable to sales.
NOTE 19 STOCKPILES AND ORE ON LEACH PADS

	At September 30,	At December 31,
	2009	2008
Current:
Stockpiles	$158	$117
Ore on leach pads	196	173

	$354	$290

Long-term:
Stockpiles	$1,113	$872
Ore on leach pads	298	264

	$1,411	$1,136

NEWMONT MINING CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(dollars in millions, except per share, per ounce and per pound amounts)
At September 30, 2009, stockpiles were primarily located at Batu Hijau ($788), Nevada ($250) and Australia/New Zealand ($140) and leach pads were primarily located at Yanacocha ($310) and Nevada ($177). During the first nine months of 2008, the Company recorded write-downs of $2 included in Costs applicable to sales in Australia/New Zealand to reduce the carrying value of stockpiles to net realized value. Stockpile write-downs are classified as components of Costs applicable to sales.
NOTE 20 OTHER ASSETS

	At September 30,	At December 31,
	2009	2008
Other current assets:
Refinery metal inventory and receivable	$355	$168
Derivative instruments (Note 16)	82	6
Other prepaid assets	64	43
Notes receivable	11	8
Prepaid income and mining taxes	11	187
Other	58	43

	$581	$455

Other long-term assets:
Derivative instruments (Note 16)	$67	$8
Debt issuance costs	53	29
Restricted cash	30	33
Prepaid royalties	19	19
Other receivables	15	17
Corporate-owned life insurance	13	26
Prepaid maintenance costs	11	13
Other	53	62

	$261	$207

NOTE 21 DEBT

	At September 30, 2009		At December 31, 2008
	Current	Non-Current	Current	Non-Current
Sale-leaseback of refractory ore treatment plant	$24	$164	$24	$188
8 5/8% debentures, net of discount (due 2011)	—	219	—	214
Corporate revolving credit facility (due 2012)	—	—	—	757
2012 convertible senior notes, net of discount	—	458	—	—
2014 convertible senior notes, net of discount	—	463	—	448
2017 convertible senior notes, net of discount	—	413	—	401
5 1/8% senior notes, net of discount (due 2019)	—	896	—	—
5 7/8% notes, net of discount (due 2035)	—	597	—	597
6 1/4% senior notes, net of discount (due 2039)	—	1,087	—	—
PTNNT project financing facility	87	176	87	219
PTNNT shareholder loans	72	—	18	—
Yanacocha credit facility	14	52	14	62
Yanacocha bonds	4	96	—	100
Ahafo project facility	10	70	9	66
Other project financings and capital leases	14	7	13	20

	$225	$4,698	$165	$3,072

During the first nine months of 2009, the Company repaid all borrowings under its $2,000 revolving credit facility and completed three debt offerings. In February, the Company issued $518 convertible senior notes maturing on February 15, 2012 for net proceeds of $504. The notes pay interest semi-annually at a rate of 3.0% per annum and the effective interest rate is 8.5%. The notes are convertible, at the holder’s option, equivalent to a conversion price of $46.25 per share of common stock. The portion of the proceeds related to the conversion feature has been recognized as additional paid-in capital. In September, the Company completed a two part public offering of $900 and $1,100 senior notes maturing on October 1, 2019 and October 1, 2039, respectively. Net proceeds from the 2019 and 2039 notes were $896 and $1,082, respectively. The 2019 notes pay interest semi-annually at a rate of 5.125% per annum and the 2039 notes pay semi-annual interest of 6.25% per annum.

NEWMONT MINING CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(dollars in millions, except per share, per ounce and per pound amounts)
During the first quarter of 2009, PTNNT shareholders loaned an additional $124 to PTNNT. Total principal outstanding under the shareholder loans was $165 and $41 at September 30, 2009 and December 31, 2008, respectively. At September 30, 2009 and December 31, 2008, 43.75% or approximately $72 and $18, respectively, were due to Nusa Tenggara Mining Corporation, an affiliate of Sumitomo Mining Corporation, an unrelated third party, and was non-recourse to Newmont, with the remainder payable to Newmont.
As further discussed in Note 27, through mid-October 2009 the Company provided a joint and several guarantee for the payment of principal and interest amounts associated with the PTNNT project financing facility, which was non-recourse to Newmont at December 31, 2008. On October 21, 2009, the Company provided letters of credit to the Senior Lenders to secure 56.25% of the PTNNT project financing facility, and as a result, the Company no longer provides a separate corporate guarantee in support of the financing.
Scheduled minimum debt repayments at September 30, 2009 are $127 for the remainder of 2009, $157 in 2010, $336 in 2011, $603 in 2012, $116 in 2013 and $3,584 thereafter.
NOTE 22 OTHER LIABILITIES

	At September 30,	At December 31,
	2009	2008
Other current liabilities:
Refinery metal payable	$355	$168
Boddington acquisition costs (Note 14)	292	—
Accrued capital expenditures	214	107
Accrued operating costs	133	137
Reclamation and remediation costs (Note 23)	53	58
Interest	53	35
Royalties	33	28
Peruvian royalty	19	18
Taxes other than income and mining	10	39
Deferred income tax	8	8
Derivative instruments (Note 16)	—	111
Other	56	61

	$1,226	$770

Other long-term liabilities:
Income and mining taxes	$120	$167
Boddington contingent consideration (Note 14)	62	—
Derivative instruments (Note 16)	—	43
Other	54	42

	$236	$252

NEWMONT MINING CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(dollars in millions, except per share, per ounce and per pound amounts)
NOTE 23 RECLAMATION AND REMEDIATION LIABILITIES (ASSET RETIREMENT OBLIGATIONS)
At September 30, 2009 and December 31, 2008, $624 and $594, respectively, were accrued for reclamation obligations relating to mineral properties in accordance with asset retirement obligation accounting guidance. In addition, the Company is involved in several matters concerning environmental obligations associated with former, primarily historic, mining activities. Generally, these matters concern developing and implementing remediation plans at the various sites involved. At September 30, 2009 and December 31, 2008, $153 and $163, respectively, were accrued for such obligations. These amounts are also included in Reclamation and remediation liabilities.
The following is a reconciliation of the liability for asset retirement obligations:

	Nine Months Ended
	September 30,
	2009	2008
Balance at beginning of period	$757	$672
Additions, changes in estimates and other	21	57
Liabilities settled	(35)	(83)
Accretion expense	34	30

Balance at end of period	$777	$676

The current portions of Reclamation and remediation liabilities of $53 and $58 at September 30, 2009 and December 31, 2008, respectively, are included in Other current liabilities.
The Company’s reclamation and remediation expenses consisted of:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Asset retirement cost amortization	$7	$7	$21	$18
Accretion — operating	8	7	25	23
Accretion — non-operating (Note 4)	3	2	9	7
Reclamation estimate revisions — non-operating (Note 4)	—	13	—	74

	$18	$29	$55	$122

NOTE 24 NET CHANGE IN OPERATING ASSETS AND LIABILITIES
Net cash provided from operations attributable to the net change in operating assets and liabilities is composed of the following:

	Nine Months Ended
	September 30,
	2009	2008
Decrease (increase) in operating assets:
Trade and accounts receivable	$200	$25
Inventories, stockpiles and ore on leach pads	(249)	(236)
EGR refinery assets	(179)	(47)
Other assets	4	(112)
Increase (decrease) in operating liabilities:
Accounts payable and other accrued liabilities	53	(88)
EGR refinery liabilities	179	47
Reclamation liabilities	(35)	(83)

	$(27)	$(494)

NEWMONT MINING CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(dollars in millions, except per share, per ounce and per pound amounts)
NOTE 25 SEGMENT INFORMATION
The Company’s reportable segments are based upon the Company’s management organization structure that is focused on the geographic region for the company’s operations. Segment results for 2008 have been retrospectively revised to reflect an organizational change, effective in the first quarter of 2009, that (i) moved the results of the La Herradura operation in Mexico to North America from Other and (ii) combined the management of exploration and advanced projects activities under one executive and assigned the legacy exploration segment to the regional reportable segments. As a result of management’s decision in the second quarter of 2009 to dispose of the Kori Kollo operation in Bolivia, Kori Kollo has been reclassified to discontinued operations.
Financial information relating to Newmont’s segments is as follows:

		Costs		Advanced
		Applicable to		Projects and	Pre-Tax
Three Months Ended September 30, 2009	Sales	Sales	Amortization	Exploration	Income

Nevada	$481	$273	$69	$13	$118
Hope Bay	—	—	3	20	(24)
La Herradura	23	8	2	1	12
Other North America	—	—	—	—	(2)

North America	504	281	74	34	104

Yanacocha	535	163	43	6	299
Other South America	—	—	—	1	(2)

South America	535	163	43	7	297

Boddington	—	—	—	12	(11)
Other Australia/New Zealand	282	152	32	6	77

Australia/New Zealand	282	152	32	18	66

Batu Hijau:
Gold	201	37	10
Copper	396	71	18

Total Batu Hijau	597	108	28	—	445

Other Asia Pacific	—	—	1	4	(17)

Asia Pacific	879	260	61	22	494

Africa	131	61	17	4	44

Corporate and Other	—	—	4	15	(35)

Consolidated	$2,049	$765	$199	$82	$904

NEWMONT MINING CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(dollars in millions, except per share, per ounce and per pound amounts)

		Costs		Advanced
		Applicable to		Projects and	Pre-Tax
Three Months Ended September 30, 2008	Sales	Sales	Amortization	Exploration	Income

Nevada	$471	$271	$65	$13	$109
Hope Bay	—	—	—	21	(21)
La Herradura	19	9	2	2	6
Other North America	—	—	1	6	(9)

North America	490	280	68	42	85

Yanacocha	378	159	43	7	157
Other South America	—	—	—	8	21

South America	378	159	43	15	178

Boddington	—	—	—	2	(7)
Other Australia/New Zealand	273	178	33	7	66

Australia/New Zealand	273	178	33	9	59

Batu Hijau:
Gold	23	20	4
Copper	90	88	16

Total Batu Hijau	113	108	20	2	(43)

Other Asia Pacific	—	—	—	6	(19)

Asia Pacific	386	286	53	17	(3)

Africa	117	55	16	12	29

Corporate and Other	—	—	6	15	(67)

Consolidated	$1,371	$780	$186	$101	$222

NEWMONT MINING CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(dollars in millions, except per share, per ounce and per pound amounts)

		Costs		Advanced
Nine Months Ended		Applicable to		Projects and	Pre-Tax	Total	Capital
September 30, 2009	Sales	Sales	Amortization	Exploration	Income	Asset (1)	Expenditures (2)

Nevada	$1,321	$764	$183	$40	$309	$3,215	$154
Hope Bay	—	—	9	56	(64)	1,818	4
La Herradura	75	30	7	2	36	116	34
Other North America	—	—	—	1	(6)	55	—

North America	1,396	794	199	99	275	5,204	192

Yanacocha	1,451	488	128	16	747	2,182	94
Other South America	—	—	—	15	(13)	28	—

South America	1,451	488	128	31	734	2,210	94

Boddington	—	—	—	29	(87)	3,832	961
Other Australia/New Zealand	814	438	94	18	243	843	75

Australia/New Zealand	814	438	94	47	156	4,675	1,036

Batu Hijau:
Gold	358	88	23
Copper	786	217	55

Total Batu Hijau	1,144	305	78	—	713	3,024	30

Other Asia Pacific	—	—	2	9	(32)	215	2

Asia Pacific	1,958	743	174	56	837	7,914	1,068

Africa	382	175	51	16	128	1,163	46

Corporate and Other (1)	—	—	14	45	(224)	4,656	12

Consolidated	$5,187	$2,200	$566	$247	$1,750	$21,147	$1,412

(1)	Corporate and Other includes $31 of Assets held for sale (Note 9). (2) Accrual basis; includes increase in accrued capital of $98. Consolidated capital expenditures on a cash basis were $1,314.

(2)	Accrual basis; includes increase in accrued capital of $98. Consolidated capital expenditures on a cash basis were $1,314.

NEWMONT MINING CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(dollars in millions, except per share, per ounce and per pound amounts)

		Costs		Advanced
Nine Months Ended		Applicable to		Projects and	Pre-Tax	Total	Capital
September 30, 2008	Sales	Sales	Amortization	Exploration	Income	Assets(1)	Expenditures(2)

Nevada	$1,457	$724	$175	$35	$495	$3,249	$227
Hope Bay	—	—	—	43	(43)	1,848	63
La Herradura	64	27	6	4	27	88	17
Other North America	—	—	1	21	(27)	196	—

North America	1,521	751	182	103	452	5,381	307

Yanacocha	1,265	488	131	20	571	2,047	126
Other South America	—	—	—	25	5	38	—

South America	1,265	488	131	45	576	2,085	126

Boddington	—	—	—	7	(8)	1,557	604
Other Australia/New Zealand	815	504	89	19	203	836	97

Australia/New Zealand	815	504	89	26	195	2,393	701

Batu Hijau:
Gold	171	76	15
Copper	705	342	67

Total Batu Hijau	876	418	82	2	315	2,322	65

Other Asia Pacific	—	—	2	13	(82)	99	1

Asia Pacific	1,691	922	173	41	428	4,814	767

Africa	321	150	47	33	90	1,188	77

Corporate and Other (1)	1	—	15	45	(246)	3,115	6

Consolidated	$4,799	$2,311	$548	$267	$1,300	$16,583	$1,283

(1)	Corporate and Other includes $82 of Assets held for sale.

(2)	Accrual basis; includes increase in accrued capital of $67. Consolidated capital expenditures on a cash basis were $1,350.

	At September 30,	At December 31,
	2009	2008
Goodwill:
Other Australia/New Zealand	$188	$188

NEWMONT MINING CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(dollars in millions, except per share, per ounce and per pound amounts)
NOTE 26 CONDENSED CONSOLIDATING FINANCIAL STATEMENTS
Newmont USA, a 100% owned subsidiary of Newmont Mining Corporation, has fully and unconditionally guaranteed the 5 7/8%, 5 1/8% and 6 1/4% publicly traded notes and the 2012, 2014 and 2017 convertible senior notes. The following consolidating financial statements are provided for Newmont USA, as guarantor, and for Newmont Mining Corporation, as issuer, as an alternative to providing separate financial statements for the guarantor. The accounts of Newmont Mining Corporation are presented using the equity method of accounting for investments in subsidiaries.

	Three Months Ended September 30, 2009
					Newmont
	Newmont				Mining
	Mining	Newmont	Other		Corporation
Condensed Consolidating Statement of Income	Corporation	USA	Subsidiaries	Eliminations	Consolidated
Revenues
Sales — gold, net	$—	$1,240	$413	$—	$1,653
Sales — copper, net	—	396	—	—	396

	—	1,636	413	—	2,049

Costs and expenses
Costs applicable to sales — gold (1)	—	480	219	(5)	694
Costs applicable to sales — copper (1)	—	71	—	—	71
Amortization	—	146	54	(1)	199
Accretion	—	6	2	—	8
Exploration	—	26	29	—	55
Advanced projects, research and development	—	11	17	(1)	27
General and administrative	—	31	1	7	39
Other expense, net	—	34	33	—	67

	—	805	355	—	1,160

Other income (expense)
Other income, net	(2)	(1)	28	—	25
Interest income — intercompany	17	1	3	(21)	—
Interest expense — intercompany	(2)	—	(19)	21	—
Interest expense, net	3	(12)	(1)	—	(10)

	16	(12)	11	—	15

Income from continuing operations before income tax and other items	16	819	69	—	904
Income tax benefit (expense)	11	(250)	(14)	—	(253)
Equity income (loss) of affiliates	361	(3)	48	(412)	(6)

Income (loss) from continuing operations	388	566	103	(412)	645
Income (loss) from discontinued operations	—	—	—	—	—

Net income (loss)	388	566	103	(412)	645
Net loss (income) attributable to noncontrolling interests	—	(257)	(16)	16	(257)

Net income (loss) attributable to Newmont stockholders	$388	$309	$87	$(396)	$388

(1)	Exclusive of Amortization and Accretion.

NEWMONT MINING CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(dollars in millions, except per share, per ounce and per pound amounts)

	Three Months Ended September 30, 2008
					Newmont
	Newmont				Mining
	Mining	Newmont	Other		Corporation
Condensed Consolidating Statement of Income	Corporation	USA	Subsidiaries	Eliminations	Consolidated
Revenues
Sales — gold, net	$—	$890	$391	$—	$1,281
Sales — copper, net	—	90	—	—	90

	—	980	391	—	1,371

Costs and expenses
Costs applicable to sales — gold (1)	—	460	237	(5)	692
Costs applicable to sales — copper (1)	—	88	—	—	88
Amortization	—	135	51	—	186
Accretion	—	5	2	—	7
Exploration	—	34	23	—	57
Advanced projects, research and development	—	14	31	(1)	44
General and administrative	—	29	2	6	37
Other expense, net	1	52	16	—	69

	1	817	362	—	1,180

Other income (expense)
Other income, net	(24)	39	51	—	66
Interest income — intercompany	77	2	—	(79)	—
Interest expense — intercompany	(2)	—	(77)	79	—
Interest expense, net	(16)	(19)	—	—	(35)

	35	22	(26)	—	31

Income from continuing operations before income tax benefit (expense) and other items	34	185	3	—	222
Income tax benefit (expense)	16	(32)	10	—	(6)
Equity income (loss) of affiliates	134	3	17	(155)	(1)

Income (loss) from continuing operations	184	156	30	(155)	215
Income (loss) from discontinued operations	7	(9)	—	9	7

Net income (loss)	191	147	30	(146)	222
Net (income) loss attributable to noncontrolling interests	—	(33)	(5)	7	(31)

Net income (loss) attributable to Newmont stockholders	$191	$114	$25	$(139)	$191

(1)	Exclusive of Amortization and Accretion.

NEWMONT MINING CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(dollars in millions, except per share, per ounce and per pound amounts)

	Nine Months Ended September 30, 2009
					Newmont
	Newmont				Mining
	Mining	Newmont	Other		Corporation
Condensed Consolidating Statement of Income	Corporation	USA	Subsidiaries	Eliminations	Consolidated
Revenues
Sales — gold, net	$—	$3,205	$1,196	$—	$4,401
Sales — copper, net	—	786	—	—	786

	—	3,991	1,196	—	5,187

Costs and expenses
Costs applicable to sales — gold (1)	—	1,370	630	(17)	1,983
Costs applicable to sales — copper (1)	—	217	—	—	217
Amortization	—	408	159	(1)	566
Accretion	—	19	6	—	25
Exploration	—	74	73	—	147
Advanced projects, research and development	—	46	57	(3)	100
General and administrative	—	94	3	21	118
Other expense, net	8	122	129	—	259

	8	2,350	1,057	—	3,415

Other income (expense)
Other income, net	(12)	(1)	56	—	43
Interest income — intercompany	77	5	4	(86)	—
Interest expense — intercompany	(7)	—	(79)	86	—
Interest expense, net	(24)	(37)	(4)	—	(65)

	34	(33)	(23)	—	(22)

Income from continuing operations before income tax and other items	26	1,608	116	—	1,750
Income tax (expense) benefit	(2)	(493)	1	—	(494)
Equity income (loss) of affiliates	729	—	102	(845)	(14)

Income (loss) from continuing operations	753	1,115	219	(845)	1,242
(Loss) income from discontinued operations	(14)	(14)	—	14	(14)

Net income (loss)	739	1,101	219	(831)	1,228
Net loss (income) attributable to noncontrolling interests	—	(491)	(44)	46	(489)

Net income (loss) attributable to Newmont stockholders	$739	$610	$175	$(785)	$739

(1)	Exclusive of Amortization and Accretion.

NEWMONT MINING CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(dollars in millions, except per share, per ounce and per pound amounts)

	Nine Months Ended September 30, 2008
					Newmont
	Newmont				Mining
	Mining	Newmont	Other		Corporation
Condensed Consolidating Statement of Income	Corporation	USA	Subsidiaries	Eliminations	Consolidated
Revenues
Sales — gold, net	$—	$2,957	$1,137	$—	$4,094
Sales — copper, net	—	705	—	—	705

	—	3,662	1,137	—	4,799

Costs and expenses
Costs applicable to sales — gold (1)	—	1,317	667	(15)	1,969
Costs applicable to sales — copper (1)	—	342	—	—	342
Amortization	—	409	140	(1)	548
Accretion	—	17	6	—	23
Exploration	—	93	61	—	154
Advanced projects, research and development	—	38	76	(1)	113
General and administrative	—	82	4	17	103
Other expense, net	1	166	82	—	249

	1	2,464	1,036	—	3,501

Other income (expense)
Other income, net	(33)	92	41	—	100
Interest income — intercompany	222	22	—	(244)	—
Interest expense — intercompany	(6)	—	(238)	244	—
Interest expense, net	(52)	(41)	(5)	—	(98)

	131	73	(202)	—	2

Income (loss) from continuing operations before income tax (expense) benefit and other items	130	1,271	(101)	—	1,300
Income tax (expense) benefit	(48)	(189)	44	—	(193)
Equity income (loss) of affiliates	728	4	89	(827)	(6)

Income (loss) from continuing operations	810	1,086	32	(827)	1,101
Income (loss) from discontinued operations	17	(2)	3	(1)	17

Net income (loss)	827	1,084	35	(828)	1,118
Net (income) loss attributable to noncontrolling interests	—	(304)	3	10	(291)

Net income (loss) attributable to Newmont stockholders	$827	$780	$38	$(818)	$827

(1)	Exclusive of Amortization and Accretion.

NEWMONT MINING CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(dollars in millions, except per share, per ounce and per pound amounts)

	At September 30, 2009
					Newmont
	Newmont				Mining
	Mining	Newmont	Other		Corporation
Condensed Consolidating Balance Sheets	Corporation	USA	Subsidiaries	Eliminations	Consolidated
Assets
Cash and cash equivalents	$—	$2,841	$181	$—	$3,022
Marketable securities and other short-term investments	—	3	16	—	19
Trade receivables	—	266	14	—	280
Accounts receivable	2,527	346	420	(3,179)	114
Inventories	—	329	150	—	479
Stockpiles and ore on leach pads	—	292	62	—	354
Deferred income tax assets	—	155	34	—	189
Other current assets	8	76	497	—	581

Current assets	2,535	4,308	1,374	(3,179)	5,038
Property, plant and mine development, net	—	5,184	6,984	(18)	12,150
Investments	—	19	1,050	—	1,069
Investments in subsidiaries	8,979	31	990	(10,000)	—
Stockpiles and ore on leach pads	—	1,262	149	—	1,411
Deferred income tax assets	—	816	183	—	999
Other long-term assets	2,546	291	230	(2,806)	261
Goodwill	—	—	188	—	188
Assets of operations held for sale	—	31	—	—	31

Total assets	$14,060	$11,942	$11,148	$(16,003)	$21,147

Liabilities
Current portion of long-term debt	$—	$215	$10	$—	$225
Accounts payable	29	1,438	2,041	(3,170)	338
Employee related benefits	—	157	44	—	201
Income and mining taxes	—	207	4	—	211
Other current liabilities	26	247	2,924	(1,971)	1,226

Current liabilities	55	2,264	5,023	(5,141)	2,201
Long-term debt	3,913	714	71	—	4,698
Reclamation and remediation liabilities	1	510	213	—	724
Deferred income tax liabilities	43	370	816	—	1,229
Employee-related benefits	4	319	54	—	377
Other long-term liabilities	314	130	2,616	(2,824)	236
Liabilities of operations held for sale	—	13	—	—	13

Total liabilities	4,330	4,320	8,793	(7,965)	9,478

Equity
Preferred stock	—	—	61	(61)	—
Common stock	768	—	—	—	768
Additional paid-in capital	7,867	2,647	3,622	(6,076)	8,060
Accumulated other comprehensive income (loss)	454	(146)	583	(437)	454
Retained earnings (deficit)	641	3,315	(2,208)	(1,107)	641

Newmont stockholders’ equity	9,730	5,816	2,058	(7,681)	9,923
Noncontrolling interests	—	1,806	297	(357)	1,746

Total equity	9,730	7,622	2,355	(8,038)	11,669

Total liabilities and equity	$14,060	$11,942	$11,148	$(16,003)	$21,147

NEWMONT MINING CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(dollars in millions, except per share, per ounce and per pound amounts)

	At December 31, 2008
					Newmont
	Newmont				Mining
	Mining	Newmont	Other		Corporation
Condensed Consolidating Balance Sheets	Corporation	USA	Subsidiaries	Eliminations	Consolidated
Assets
Cash and cash equivalents	$—	$310	$125	$—	$435
Marketable securities and other short-term investments	—	1	11	—	12
Trade receivables	—	97	7	—	104
Accounts receivable	1,941	904	370	(3,001)	214
Inventories	—	395	112	—	507
Stockpiles and ore on leach pads	—	242	48	—	290
Deferred income tax assets	—	236	48	—	284
Other current assets	1	220	234	—	455

Current assets	1,942	2,405	955	(3,001)	2,301
Property, plant and mine development, net	—	5,325	4,822	(19)	10,128
Investments	—	11	644	—	655
Investments in subsidiaries	6,247	25	828	(7,100)	—
Stockpiles and ore on leach pads	—	1,031	105	—	1,136
Deferred income tax assets	(45)	873	211	—	1,039
Other long-term assets	1,977	320	153	(2,243)	207
Goodwill	—	—	188	—	188
Assets of operations held for sale	—	73	—	—	73

Total assets	$10,121	$10,063	$7,906	$(12,363)	$15,727

Liabilities
Current portion of long-term debt	$—	$156	$9	$—	$165
Accounts payable	524	586	2,292	(2,991)	411
Employee-related benefits	—	139	31	—	170
Income and mining taxes	21	39	1	—	61
Other current liabilities	15	303	461	(9)	770

Current liabilities	560	1,223	2,794	(3,000)	1,577
Long-term debt	2,203	802	67	—	3,072
Reclamation and remediation liabilities	1	502	196	—	699
Deferred income tax liabilities	—	364	687	—	1,051
Employee-related benefits	3	341	35	—	379
Other long-term liabilities	283	182	2,049	(2,262)	252
Liabilities of operations held for sale	—	36	—	—	36

Total liabilities	3,050	3,450	5,828	(5,262)	7,066

Equity
Preferred stock	—	—	61	(61)	—
Common stock	709	—	—	—	709
Additional paid-in capital	6,611	2,647	4,334	(6,761)	6,831
Accumulated other comprehensive (loss) income	(253)	(173)	(138)	311	(253)
Retained earnings (deficit)	4	2,707	(2,381)	(326)	4

Newmont stockholders’ equity	7,071	5,181	1,876	(6,837)	7,291
Noncontrolling interests	—	1,432	202	(264)	1,370

Total equity	7,071	6,613	2,078	(7,101)	8,661

Total liabilities and equity	$10,121	$10,063	$7,906	$(12,363)	$15,727

NEWMONT MINING CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(dollars in millions, except per share, per ounce and per pound amounts)

	Nine Months Ended September 30, 2009
					Newmont
	Newmont				Mining
	Mining	Newmont	Other		Corporation
Condensed Consolidating Statement of Cash Flows	Corporation	USA	Subsidiaries	Eliminations	Consolidated
Operating activities:
Net income	$739	$1,101	$219	$(831)	$1,228
Adjustments	72	526	(684)	831	745
Net change in operating assets and liabilities	(58)	(11)	42	—	(27)

Net cash provided from (used in) continuing operations	753	1,616	(423)	—	1,946
Net cash provided from discontinued operations	—	3	—	—	3

Net cash provided from (used in) operations	753	1,619	(423)	—	1,949

Investing activities:
Additions to property, plant and mine development	—	(334)	(980)	—	(1,314)
Proceeds from sale of marketable debt and equity securities	—	—	10	—	10
Acquisitions, net	(8)	(11)	(747)	—	(766)
Other	—	1	(19)	—	(18)

Net cash used in investing activities	(8)	(344)	(1,736)	—	(2,088)

Financing activities:
Net borrowings (repayments)	1,724	(32)	6	—	1,698
Net intercompany (repayments) borrowings	(3,565)	1,402	2,163	—	—
Dividends paid to common stockholders	(147)	—	—	—	(147)
Dividends paid to noncontrolling interests in subsidiaries	—	(112)	(3)	—	(115)
Proceeds from stock issuance	1,248	—	—	—	1,248
Change in restricted cash and other	(5)	—	10	—	5

Net cash provided from financing activities of continuing operations	(745)	1,258	2,176		2,689
Net cash (used in) provided from financing activities of discontinued operations	—	(2)	—		(2)

Net cash (used in) provided from financing activities	(745)	1,256	2,176	—	2,687

Effect of exchange rate changes on cash	—	—	39	—	39

Net change in cash and cash equivalents	—	2,531	56	—	2,587
Cash and cash equivalents at beginning of period	—	310	125	—	435

Cash and cash equivalents at end of period	$—	$2,841	$181	$—	$3,022

NEWMONT MINING CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(dollars in millions, except per share, per ounce and per pound amounts)

	Nine Months Ended September 30, 2008
					Newmont
	Newmont				Mining
	Mining	Newmont	Other		Corporation
Condensed Consolidating Statement of Cash Flows	Corporation	USA	Subsidiaries	Eliminations	Consolidated
Operating activities:
Net income	$827	$1,084	$35	$(828)	$1,118
Adjustments	59	223	(566)	828	544
Net change in operating assets and liabilities	24	(428)	(90)	—	(494)

Net cash provided from (used in) continuing operations	910	879	(621)	—	1,168
Net cash (used in) provided from discontinued operations	—	(125)	20	—	(105)

Net cash provided from (used in) operations	910	754	(601)	—	1,063

Investing activities:
Additions to property, plant and mine development	—	(480)	(870)	—	(1,350)
Investments in marketable debt and equity securities	—	—	(18)	—	(18)
Proceeds from sale of marketable debt and equity securities	—	—	50	—	50
Acquisitions, net	—	(7)	(318)	—	(325)
Other	—	26	—	—	26

Net cash used in investing activities of continued operations	—	(461)	(1,156)	—	(1,617)
Net cash (used in) provided from investing activities of discontinued operations	—	(15)	4	—	(11)

Net cash used in investing activities	—	(476)	(1,152)	—	(1,628)

Financing activities:
Net borrowings (repayments)	755	(84)	(119)	—	552
Net intercompany (repayments) borrowings	(1,566)	(125)	1,691	—	—
Dividends paid to common stockholders	(136)	—	—	—	(136)
Dividends paid to noncontrolling interests in subsidiaries	—	(244)	(3)	—	(247)
Proceeds from stock issuance	27	—	—	—	27
Change in restricted cash and other	10	3	6	—	19

Net cash (used in) provided from financing activities of continuing operations	(910)	(450)	1,575	—	215
Net cash used in financing activities of discontinued operations	—	(3)	—	—	(3)

Net cash (used in) provided from financing activities	(910)	(453)	1,575	—	212

Effect of exchange rate changes on cash	—	(2)	(22)	—	(24)

Net change in cash and cash equivalents	—	(177)	(200)	—	(377)
Cash and cash equivalents at beginning of period	—	789	441	—	1,230

Cash and cash equivalents at end of period	$—	$612	$241	$—	$853

NEWMONT MINING CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(dollars in millions, except per share, per ounce and per pound amounts)
NOTE 27 COMMITMENTS AND CONTINGENCIES
General
The Company follows loss contingency accounting guidance in determining its accruals and disclosures with respect to loss contingencies other than tax contingencies provided for in accordance with income tax accounting guidance (see Note 8). Accordingly, estimated losses from loss contingencies are accrued by a charge to income when information available prior to issuance of the financial statements indicates that it is probable (greater than a 75% probability) that a liability could be incurred and the amount of the loss can be reasonably estimated. Legal expenses associated with the contingency are expensed as incurred. If a loss contingency is not probable or reasonably estimable, disclosure of the loss contingency is made in the financial statements when it is at least reasonably possible that a material loss could be incurred.
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
Estimated future reclamation costs are based principally on legal and regulatory requirements. At September 30, 2008 and December 31, 2008, $624 and $594, respectively, were accrued for reclamation costs relating to mineral properties in accordance with asset retirement obligation accounting guidance. The current portions of $53 and $58 at September 30, 2009 and December 31, 2008, respectively, are included in Other current liabilities.
In addition, the Company is involved in several matters concerning environmental obligations associated with former mining activities. Generally, these matters concern developing and implementing remediation plans at the various sites involved. The Company believes that the related environmental obligations associated with these sites are similar in nature with respect to the development of remediation plans, their risk profile and the compliance required to meet general environmental standards. Based upon the Company’s best estimate of its liability for these matters, $153 and $163 were accrued for such obligations at September 30, 2009 and December 31, 2008, respectively. These amounts are included in Other current liabilities and Reclamation and remediation liabilities. Depending upon the ultimate resolution of these matters, the Company believes that it is reasonably possible that the liability for these matters could be as much as 135% greater or 7% lower than the amount accrued at September 30, 2009. The amounts accrued for these matters are reviewed periodically based upon facts and circumstances available at the time. Changes in estimates are recorded in Other expense, net in the period estimates are revised.
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

NEWMONT MINING CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(dollars in millions, except per share, per ounce and per pound amounts)
In 1991, Dawn’s mining lease at the mine was terminated. As a result, Dawn was required to file a formal mine closure and reclamation plan. The Department of Interior commenced an analysis of Dawn’s proposed plan and alternate closure and reclamation plans for the mine. Work on this analysis has been suspended indefinitely. In mid-2000, the mine was included on the National Priorities List under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”). In March 2003, the EPA notified Dawn and Newmont that it had thus far expended $12 on the Remedial Investigation/Feasibility Study (“RI/FS”) under CERCLA. In October 2005, the EPA issued the RI/FS on this property in which it indicated a preferred remedy that it estimated to cost approximately $150. Newmont and Dawn filed comments on the RI/FS with the EPA in January 2006. On October 3, 2006, the EPA issued a final Record of Decision in which it formally selected the preferred remedy identified in the RI/FS.
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
Newmont Canada Limited (“Newmont Canada”) — 100% Newmont Owned
On November 11, 2008, St. Andrew Goldfields Ltd. (“St. Andrew”) filed an Application in the Superior Court of Justice in Ontario, Canada, seeking a declaration to clarify St. Andrew’s royalty obligations regarding certain mineral rights and property formerly owned by Newmont Canada and now owned by St. Andrew.
Newmont Canada purchased the property, called the Holt-McDermott property (“Holt Property”), from Barrick Gold Corporation (“Barrick”) in October 2004. At that time, Newmont Canada entered into a royalty agreement with Barrick (the “Barrick Royalty”), allowing Barrick to retain a royalty on the Holt Property. In August 2006, Newmont Canada sold all of its interests in the Holt Property to Holloway Mining Company (“Holloway”) in exchange for common stock issued by Holloway. In September 2006, Newmont Canada entered into a purchase and sale agreement with St. Andrew (the “2006 Agreement”), under which St. Andrew acquired all the common stock of Holloway. In 2008, Barrick sold its Barrick Royalty to Royal Gold, Inc. (“Royal Gold”).
In the court proceedings, St. Andrew alleged that in the 2006 Agreement it only agreed to assume royalty obligations equal to 0.013% of net smelter returns from operations on the Holt Property. Such an interpretation of the 2006 Agreement would make Newmont responsible for any royalties exceeding that amount payable to Royal Gold pursuant to the Barrick Royalty. On July 23, 2009, the Court issued a decision finding in favor of St. Andrews’ interpretation. On August 21, 2009, Newmont Canada appealed the decision. Newmont Canada intends to continue to vigorously defend this matter but cannot reasonably predict the outcome.

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
An international arbitration panel was appointed to resolve these claims and a hearing was held in Jakarta in December 2008. On March 31, 2009, the arbitration panel issued its Final Award and decision on the matter. In its decision, the arbitration panel determined that PTNNT’s foreign shareholders had not complied with the divestiture procedure required by the Contract of Work in 2006 and 2007, but the panel ruled that the Indonesian government is not entitled to immediately terminate the Contract of Work and the panel rejected the Indonesian government’s claim for damages. The Arbitration Panel granted PTNNT 180 days from the date of notification of the Final Award to transfer the 2006 3% interest and the 2007 7% interest in PTNNT to the local governments or their respective nominees. The Arbitration Panel also applied a 180-day cure period to the 2008 7% interest, ruling that PTNNT must (within such 180-day period) offer the 2008 7% interest to the Indonesian government or its nominee, and transfer such shares if, after agreement on the transfer price, the Indonesian government invokes its right of first refusal under the Contract of Work. The panel ruled that shares offered to the Indonesian government pursuant to the Contract of Work must be offered free of any pledge or obligation to re-pledge the shares to the Senior Lenders. Finally, the Panel directed PTNNT to pay to the Indonesian government an allocated portion of certain legal fees and costs of the arbitration. PTNNT submitted payment of $2 for legal fees and costs. The Company also entered a formal agreement with the Senior Lenders under which the Senior Lenders released the pledge on the aggregated 31% of shares in PTNNT that are subject to divestiture requirements in exchange for the Company and Sumitomo agreeing to provide joint and several guarantees, thus allowing the Company to transfer these shares free of any pledge or obligation to re-pledge the shares to the lenders. As discussed in Note 22, the Company subsequently replaced this joint and several guarantee in October with letters of credit supporting 56.25% of the obligations under the PTNNT project financing facility. On July 14, 2009, the Company reached agreement with the Indonesian government on the price of the 2008 7% interest and the 2009 7% interest. PTNNT has reoffered the 2008 7% interest and the 2009 7% interest to the Indonesian government at this newly agreed price. In September 2009, the deadline for completion of transfer of the 2006 3% interest, the 2007 7% interest and the 2008 7% interest was extended to November 12, 2009 by agreement between PTNNT and the Indonesian Government. This date coincides with the deadline for the sale and transfer of the 2009 7% interest. The Company cannot predict the outcome of these discussions. Subsequent disputes may arise concerning the divestiture of the shares including if the transfer is not completed to the satisfaction of the parties within the period described above.

NEWMONT MINING CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(dollars in millions, except per share, per ounce and per pound amounts)
Other Commitments and Contingencies
Tax contingencies are provided for under income tax accounting guidance (see Note 8).
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
The Company has minimum royalty obligations on one of its producing mines in Nevada for the life of the mine. Amounts paid as a minimum royalty (where production royalties are less than the minimum obligation) in any year are recoverable in future years when the minimum royalty obligation is exceeded. Although the minimum royalty requirement may not be met in a particular year, the Company expects that over the mine life, gold production will be sufficient to meet the minimum royalty requirements. Minimum royalty payments payable are $29 in 2009, $23 in 2010 through 2013 and $140 thereafter.
As part of its ongoing business and operations, the Company and its affiliates are required to provide surety bonds, bank letters of credit and bank guarantees as financial support for various purposes, including environmental reclamation, exploration permitting, workers compensation programs and other general corporate purposes. At September 30, 2009 and December 31, 2008, there were $872 and $778, respectively, of outstanding letters of credit, surety bonds and bank guarantees. The surety bonds, letters of credit and bank guarantees reflect fair value as a condition of their underlying purpose and are subject to fees competitively determined in the market place. The obligations associated with these instruments are generally related to performance requirements that the Company addresses through its ongoing operations. As the specific requirements are met, the beneficiary of the associated instrument cancels and/or returns the instrument to the issuing entity. Certain of these instruments are associated with operating sites with long-lived assets and will remain outstanding until closure. Generally, bonding requirements associated with environmental regulation are becoming more restrictive. In addition, the surety markets for certain types of environmental bonding used by the Company have become increasingly constrained. The Company, however, believes it is in compliance with all applicable bonding obligations and will be able to satisfy future bonding requirements, through existing or alternative means, as they arise.
Newmont is from time to time involved in various legal proceedings related to its business. Except in the above-described proceedings, management does not believe that adverse decisions in any pending or threatened proceeding or that amounts that may be required to be paid by reason thereof will have a material adverse effect on the Company’s financial condition or results of operations.
NOTE 28 SUPPLEMENTARY DATA
Ratio of Earnings to Fixed Charges
The ratio of earnings to fixed charges for the nine months ended September 30, 2009 was 11.5. The ratio of earnings to fixed charges represents income from continuing operations before income tax expense, equity loss of affiliates and noncontrolling interests in subsidiaries, divided by interest expense. Interest expense includes amortization of capitalized interest and the portion of rent expense representative of interest. Interest expense does not include interest on income tax liabilities. The computation of the ratio of earnings to fixed charges can be found in Exhibit 12.1.

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
This item should be read in conjunction with our interim unaudited Condensed Consolidated Financial Statements and the notes thereto included in this quarterly report. Additionally, the following discussion and analysis should be read in conjunction with Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations and the consolidated financial statements included in Item 8 of our Form 8-K for the year ended December 31, 2008 filed on September 15, 2009.
Selected Financial and Operating Results

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Revenues	$2,049	$1,371	$5,187	$4,799
Income from continuing operations	$645	$215	$1,242	$1,101
Net income	$645	$222	$1,228	$1,118
Net income attributable to Newmont stockholders	$388	$191	$739	$827

Per common share, basic
Income from continuing operations attributable to Newmont stockholders	$0.79	$0.40	$1.54	$1.78
Net income attributable to Newmont stockholders	$0.79	$0.42	$1.52	$1.82

Consolidated gold ounces sold (thousands) (1)	1,715	1,485	4,734	4,569
Consolidated copper pounds sold (millions)	141	44	342	201

Average price received, net (2)
Gold (per ounce)	$964	$865	$930	$900
Copper (per pound)	$2.80	$2.01	$2.30	$3.50

Costs applicable to sales (3)
Gold (per ounce)	$404	$467	$419	$433
Copper (per pound)	$0.50	$1.98	$0.63	$1.70

(1)	Includes incremental start-up ounces of nil and 1 in the three and nine months ended September 30, 2009 and 3 and 20 in the three and nine months ended September 30, 2008, respectively.

(2)	After treatment and refining charges.

(3)	Excludes Amortization and Accretion.
Consolidated Financial Results
Net income attributable to Newmont stockholders for the third quarter of 2009 was $388, or $0.79 per share, compared to $191, or $0.42 per share in 2008. Results for the third quarter of 2009 compared to 2008 were impacted by increased gold and copper sales volumes, higher realized gold and copper prices and lower costs. Net income attributable to Newmont stockholders for the first nine months of 2009 was $739, or $1.52 per share, compared to $827, or $1.82 per share in 2008. Results for the first nine months of 2009 compared to 2008 were impacted by higher gold and copper sales volumes, higher realized gold prices and lower costs, partially offset by lower realized copper prices. The Net income attributable to Newmont stockholders per share for the three and nine months ended September 30, 2009, compared to the same periods for 2008, reflect higher average shares outstanding due to the issuance of 34,500,000 shares in February 2009.

Sales — gold, net for the third quarter of 2009 increased $372 compared to the third quarter of 2008 as a result of a 233,000 increase in consolidated gold ounces sold and a $99 per ounce increase in the average realized price after treatment and refining charges. Sales — gold, net for the first nine months of 2009 increased $307 compared to the first nine months of 2008 as a result of a 184,000 increase in consolidated gold ounces sold and a $30 per ounce increase in the average price realized after treatment and refining charges. The following analysis summarizes the change in consolidated gold sales revenue:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Consolidated gold sales:
Gross	$1,660	$1,282	$4,421	$4,106
Less: Treatment and refining charges	(7)	(1)	(20)	(12)

Net	$1,653	$1,281	$4,401	$4,094

Consolidated gold ounces sold (thousands):
Gross	1,715	1,485	4,734	4,569
Less: Incremental start-up sales	—	(3)	(1)	(20)

Net	1,715	1,482	4,733	4,549

Average realized price (per ounce):
Before treatment and refining charges	$968	$866	$934	$903
After treatment and refining charges	$964	$865	$930	$900
The change in consolidated gold sales is due to:

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2009 vs. 2008	2009 vs. 2008
Increase in consolidated ounces sold	$203	$166
Increase in average realized gold price	175	149
Increase in treatment and refining charges	(6)	(8)

	$372	$307

Sales — copper, net for the third quarter of 2009 increased $306 compared to the third quarter of 2008 due to higher sales volume and higher realized prices. Sales — copper, net for the first nine months of 2009 increased $81 compared to the first nine months of 2008 due to higher sales volume, partially offset by lower realized prices. The following analysis summarizes the change in consolidated copper sales revenue:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Consolidated copper sales:
Gross before provisional pricing	$386	$151	$763	$726
Provisional pricing mark-to-market gain (loss)	48	(52)	112	38

Gross after provisional pricing	434	99	875	764
Less: Treatment and refining charges	(38)	(9)	(89)	(59)

Net	$396	$90	$786	$705

Consolidated copper pounds sold (millions)	141	44	342	201

Average price realized (per pound):
Gross before provisional pricing	$2.73	$3.39	$2.23	$3.61
Provisional pricing mark-to-market gain (loss)	0.34	(1.18)	0.33	0.19

Gross after provisional pricing	3.07	2.21	2.56	3.80
Less: Treatment and refining charges	(0.27)	(0.20)	(0.26)	(0.30)

Net	$2.80	$2.01	$2.30	$3.50

The change in consolidated copper sales is due to:

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2009 vs. 2008	2009 vs. 2008
Increase in consolidated pounds sold	$214	$537
Increase (decrease) in average realized copper price	121	(426)
Increase in treatment and refining charges	(29)	(30)

	$306	$81

The following is a summary of net gold and copper sales:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Gold
North America:
Nevada	$481	$471	$1,321	$1,457
La Herradura	23	19	75	64

	504	490	1,396	1,521

South America:
Yanacocha	535	378	1,451	1,265

Asia Pacific:
Jundee	103	94	293	282
Tanami	61	75	220	249
Kalgoorlie	91	69	223	189
Waihi	27	35	78	95
Batu Hijau	201	23	358	171

	483	296	1,172	986

Africa:
Ahafo	131	117	382	321

Corporate and other	—	—	—	1

	$1,653	$1,281	$4,401	$4,094

Copper
Asia Pacific:
Batu Hijau	$396	$90	$786	$705

Costs applicable to sales decreased in the third quarter and first nine months of 2009 from 2008 as detailed in the table below. The decrease in the third quarter and first nine months of 2009 is due to lower waste tons mined and lower diesel prices, partially offset by increased gold and copper sales volumes.
Amortization increased in the third quarter and first nine months of 2009 compared to 2008, due to increased gold and copper sales volumes as detailed in the table below. We expect Amortization expense in 2009 to be approximately $740 to $760.

The following is a summary of Costs applicable to sales and Amortization:

	Costs Applicable to Sales				Amortization
	Three Months Ended		Nine Months Ended		Three Months Ended		Nine Months Ended
	September 30,		September 30,		September 30,		September 30,
	2009	2008	2009	2008	2009	2008	2009	2008
Gold
North America:
Nevada	$273	$271	$764	$724	$69	$65	$183	$175
Hope Bay	—	—	—	—	3	—	9	—
La Herradura	8	9	30	27	2	2	7	6

	281	280	794	751	74	67	199	181

South America:
Yanacocha	163	159	488	488	43	43	128	131

Asia Pacific:
Jundee	33	44	103	126	12	9	33	26
Tanami	45	55	146	162	10	10	32	27
Kalgoorlie	60	63	151	171	5	4	11	12
Waihi	14	16	38	45	5	10	18	24
Batu Hijau	37	20	88	76	10	4	23	15

	189	198	526	580	42	37	117	104

Africa:
Ahafo	61	55	175	150	17	16	51	47

	694	692	1,983	1,969	176	163	495	463

Copper
Asia Pacific:
Batu Hijau	71	88	217	342	18	16	55	67

Other
Other North America	—	—	—	—	—	1	—	1
Other Asia Pacific	—	—	—	—	1	—	2	2
Corporate and Other	—	—	—	—	4	6	14	15

	—	—	—	—	5	7	16	18

	$765	$780	$2,200	$2,311	$199	$186	$566	$548

Exploration expense decreased $2 and $7 for the third quarter and first nine months of 2009 compared to 2008, respectively. We expect 2009 Exploration expense to be approximately $165 to $175.
Advanced projects, research and development expense for the third quarter and first nine months of 2009 and 2008 is summarized as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Boddington	$11	$1	$24	$3
Hope Bay	2	16	18	29
Technical and project services	6	5	18	15
Corporate	3	3	10	10
Nevada underground	1	1	9	1
Akyem	2	2	5	5
Fort a la Corne JV	—	6	1	19
Other	2	10	15	31

	$27	$44	$100	$113

We expect 2009 Advanced projects, research and development expenses to be approximately $155 to $165.
General and administrative expenses increased $2 and $15 for the third quarter and first nine months of 2009 compared to 2008, respectively, due to higher benefits, mainly pension and other post retirement costs. We expect 2009 General and administrative expenses to be approximately $150 to $160.

Other expense, net for the third quarter and first nine months of 2009 and 2008 is summarized as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Boddington acquisition costs	$—	$—	$67	$—
Regional administration	14	10	40	31
Community development	12	15	33	47
Western Australia power plant	18	2	27	15
Peruvian royalty	8	4	19	15
Workforce reduction	—	—	15	—
Batu Hijau divestiture	3	2	9	7
Accretion, non-operating	3	2	9	7
World Gold Council dues	2	3	8	8
Reclamation estimate revisions	—	13	—	74
Pension settlement loss	—	1	—	12
Provision for bad debts	—	11	—	11
Other	7	6	32	22

	$67	$69	$259	$249

In connection with the acquisition of the remaining interest in Boddington, we incurred costs of $67, including Australian stamp duties, for the nine months ended September 30, 2009. Community development and regional administration expenses relate to our social responsibility, external and government relations, and regional office costs which are not a direct cost of mine production. Workforce reduction expense includes costs related to global workforce reduction that impacted approximately 3% of our world wide workforce.
Other income, net for the third quarter and first nine months of 2009 and 2008 is summarized as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Canadian Oil Sands Trust income	$7	$36	$16	$91
Refinery income	9	2	13	2
Interest income	2	7	11	24
Gain on sale of investments, net	2	19	2	29
Foreign currency exchange gains (losses), net	2	(7)	—	(20)
Gain on sale of exploration property	—	32	—	32
Income from development projects, net	—	3	—	12
(Loss) gain on ineffective portion of derivative instruments, net	(1)	3	(5)	5
Impairment of marketable securities	—	(34)	(6)	(90)
Other	4	5	12	15

	$25	$66	$43	$100

Canadian Oil Sands Trust income decreased $29 and $75 in the third quarter and first nine months of 2009, respectively, compared to the same periods of 2008 due to reduced distributions related to a significant decrease in oil prices. The decrease in interest income is a result of a lower global interest rate environment. Gain on sale of investments, net in 2008 was attributable to the sale of marketable equity securities. During the first nine months of 2009, we recognized impairments of marketable securities of $2 for Shore Gold, Inc. and $4 for other marketable securities. During the third quarter of 2008, we recognized impairments of marketable securities of $26 for Shore Gold Inc. and $8 for other marketable securities, resulting in total impairments for the first nine months of 2008 of $58 for Shore Gold Inc., $13 for Gabriel Resources Ltd. and $19 for other marketable securities.
Interest expense, net decreased by $25 and $33 for the third quarter and first nine months of 2009, respectively, compared to the same periods in 2008 mainly due to higher capitalized interest, partially offset by additional interest on the convertible senior notes. Capitalized interest increased $35 and $50 for the third quarter and first nine months of 2009, respectively, compared to the same periods in 2008 primarily due to construction of the Boddington project. We expect 2009 Interest expense, net to be approximately $100 to $110.

Income tax expense during the third quarter of 2009 was $253 compared to $6 during the third quarter of 2008. The increase primarily relates to (i) the increase in pre-tax income, and (ii) the reduction in income taxes in 2008 resulting from revised estimates of reserves for uncertain income tax positions. Income tax expense during the first nine months of 2009 was $494 compared to $193 during the first nine months of 2008. The increase primarily relates to (i) the increase in pre-tax income, (ii) the reduction in income taxes in 2008 resulting from revised estimates of uncertain income tax positions, and (iii) the reduction in income taxes in 2008 realized from the conversion of one of the Company’s non-US subsidiaries to a partnership for U.S. income tax purposes which gave rise to a significant capital loss allowing the Company to recover income taxes paid on prior years capital gains.
In addition to the non-recurring items discussed above, the effective tax rates in the third quarter and for the first nine months of 2009 and 2008 are different from the United States statutory rate of 35%, primarily due to (i) U.S. percentage depletion, and (ii) the effect of different income tax rates in countries where earnings are indefinitely reinvested. For a complete discussion of the factors that influence our effective tax rate, see Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations in Newmont’s Form 8-K for the year ended December 31, 2008, filed September 15, 2009. We expect the 2009 income tax rate to be approximately 28% to 30%, assuming an average gold price of $900 per ounce.
Net income attributable to noncontrolling interests increased $226 and $198 in the third quarter and the first nine months of 2009, respectively, as a result of increased earnings at Yanacocha and Batu Hijau.
Income (loss) from discontinued operations was a follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Sales — gold, net	$—	$21	$32	$58

Income (loss) from operations	$—	$(19)	$1	$(7)
Loss on impairment	—	—	(44)	—
Gain on sale of royalty portfolio	—	—	—	5
Gain on sale of Pajingo assets	—	—	—	1

Pre-tax loss	—	(19)	(43)	(1)
Income tax benefit	—	26	29	18

Income (loss) from discontinued operations	$—	$7	$(14)	$17

Discontinued operations include the Kori Kollo operation sold in July 2009 and the royalty portfolio and Pajingo operations, both sold in December 2007.

Results of Consolidated Operations

	Gold Ounces or		Costs Applicable to
	Copper Pounds Sold(1)		Sales(2)		Amortization
	2009	2008	2009	2008	2009	2008
	(ounces in thousands)		($ per ounce)		($ per ounce)
Three Months Ended September 30,
Gold
North America	528	566	$532	$496	$136	$119
South America (3)	554	438	294	362	78	98
Asia Pacific (3)	497	340	380	582	82	109
Africa	136	141	446	402	130	116

Total/Weighted-Average	1,715	1,485	$404	$467	$101	$110

Copper	(pounds in millions)		($ per pound)		($ per pound)
Asia Pacific (3)	141	44	$0.50	$1.98	$0.12	$0.37

	Gold Ounces or		Costs Applicable to
	Copper Pounds Sold(1)		Sales(2)		Amortization
	2009	2008	2009	2008	2009	2008
	(ounces in thousands)		($ per ounce)		($ per ounce)
Nine Months Ended September 30,
Gold
North America	1,517	1,695	$524	$443	$126	$107
South America (3)	1,558	1,410	313	346	82	93
Asia Pacific (3)	1,247	1,084	422	535	93	97
Africa	412	380	424	416	125	129

Total/Weighted-Average	4,734	4,569	$419	$433	$103	$102

Copper	(pounds in millions)		($ per pound)		($ per pound)
Asia Pacific (3)	342	201	$0.63	$1.70	$0.16	$0.34

(1)	Consolidated gold ounces sold includes incremental start-up ounces of nil and 1, in North America, for the three and nine months ended September 30, 2009 and 3 and 20, primarily in Africa, for the three and nine months ended September 30, 2008, respectively. Incremental start-up sales includes the removal and production of de minimis saleable materials during development and is recorded as Other income, net of incremental mining and processing costs.

(2)	Excludes Amortization and Accretion.

(3)	Consolidated gold ounces and copper pounds sold includes noncontrolling interests’ share for Yanacocha and Batu Hijau.
Consolidated gold ounces sold increased 15% in the third quarter of 2009 from 2008, primarily due to higher production from South America and Asia Pacific, partially offset by lower production from North America. Consolidated copper pounds sold more than tripled in the third quarter of 2009 from 2008 due to higher production at Batu Hijau.
Costs applicable to sales per consolidated gold ounce sold decreased 13% in the third quarter of 2009 from 2008, due to lower waste mining, higher production, lower diesel prices, higher by-product credits and lower royalty costs. Costs applicable to sales per consolidated copper pound decreased 75% in the third quarter of 2009 from 2008, primarily due to lower waste mining, higher production and lower diesel prices.
Consolidated gold ounces sold increased 4% in the first nine months of 2009 from 2008, primarily due to higher production from South America, Asia Pacific and Africa, partially offset by lower production from North America. Consolidated copper pounds sold increased 70% in the first nine months of 2009 from 2008 due to higher production at Batu Hijau.
Costs applicable to sales per consolidated gold ounce sold decreased 3% in the first nine months of 2009 from 2008, due to lower waste mining, higher production and lower diesel prices, partially offset by lower by-product credits. Costs applicable to sales per consolidated copper pound decreased 63% in the first nine months of 2009 from 2008, primarily due to lower waste mining, higher production, lower diesel prices and an increase in ore stockpile inventory.
We expect consolidated gold sales of between 6.4 and 6.5 million ounces at Costs applicable to sales of between $400 and $425 per ounce. Our Costs applicable to sales forecast for 2009 now assumes an oil price of $80 per barrel and an Australian dollar exchange rate of 0.80 for the remainder of the year. Our Costs applicable to sales for the year are expected to change by approximately $1 per ounce for every $10 change in the oil price. We continue to hedge a portion of our North America diesel and Australian dollar cost exposure.

We continue to expect consolidated copper sales of approximately 460 to 510 million pounds in 2009 at Costs applicable to sales of approximately $0.50 to $0.65 per pound.
North America Operations

			Costs Applicable to
	Gold Ounces Sold		Sales(2)		Amortization
	2009	2008	2009	2008	2009	2008
	(in thousands)		($ per ounce)		($ per ounce)
Three Months Ended September 30,
Nevada	505	544	$541	$497	$137	$120
La Herradura (44% owned)	23	22	352	468	98	88

	528	566	$532	$496	$136	$119

			Costs Applicable to
	Gold Ounces Sold(1)		Sales(2)		Amortization
	2009	2008	2009	2008	2009	2008
	(in thousands)		($ per ounce)		($ per ounce)
Nine Months Ended September 30,
Nevada	1,438	1,624	$532	$446	$127	$108
La Herradura (44% owned)	79	71	381	391	93	85

	1,517	1,695	$524	$443	$126	$107

(1)	Includes incremental start-up ounces of 1, in Nevada, for both the nine months ended September 30, 2009 and September 30, 2008.

(2)	Excludes Amortization and Accretion.
Third quarter 2009 compared to 2008
Nevada, USA. Gold ounces sold decreased 7% due to lower leach tons placed and lower mill ore grade. Surface ore mined decreased 21% to 8.5 million tons, including a 40% decrease in leach ore placed to 3.4 million tons, and waste mining increased 23% to 4.6 million tons, primarily due to mine sequencing at Gold Quarry. Underground ore mined increased to 720,000 tons from 637,000 tons due to higher mining rates at Leeville and remnant mining at Carlin East. Underground ore grade decreased 7% due to lower grade at Leeville and Turquoise Ridge. Ore milled was 6.5 million tons up from 6.1 million tons. Costs applicable to sales per ounce increased to $541 from $497 per ounce due to lower production, partially offset by higher by-product credits.
La Herradura, Mexico. Gold ounces sold increased 5% due to higher leach tons placed. Costs applicable to sales per ounce decreased to $352 from $468 per ounce due to higher production and lower mining costs, partially offset by lower by-product credits.
First nine months 2009 compared to 2008
Nevada, USA. Gold ounces sold decreased 11% due to lower leach tons placed and lower mill ore grade. Surface ore mined decreased 25% to 21.1 million tons, including a 51% decrease in leach ore placed to 7.7 million tons, and waste mining increased 5% to 128.4 million tons, primarily due to mine sequencing at Gold Quarry. Underground ore mined increased to 1.9 million tons from 1.7 million tons due to higher mining rates at Leeville and Chukar. Underground ore grade decreased 9% due to lower grade from Leeville and Turquoise Ridge. Ore milled was 18.5 million tons compared to 18.4 million tons. Ore placed on leach pads decreased 51% to 7.7 million tons due to mine sequencing at Gold Quarry. Costs applicable to sales increased to $532 from $446 per ounce due to lower production and mining more waste material, partially offset by lower production taxes and lower diesel prices.
La Herradura, Mexico. Gold ounces sold increased 11% due to higher leach tons placed. Costs applicable to sales decreased to $381 from $391 per ounce mainly due to higher production and lower diesel costs, partially offset by lower by-product credits.
We expect gold sales in North America of approximately 2.0 to 2.1 million ounces at Costs applicable to sales of approximately $525 to $565 per ounce in 2009.

South America Operations

			Costs Applicable to
	Gold Ounces Sold(1)		Sales(2)		Amortization
	2009	2008	2009	2008	2009	2008
	(in thousands)		($ per ounce)		($ per ounce)
Three Months Ended September 30,
Yanacocha (51.35% owned)	554	438	$294	$362	$78	$98

			Costs Applicable to
	Gold Ounces Sold(1)		Sales(2)		Amortization
	2009	2008	2009	2008	2009	2008
	(in thousands)		($ per ounce)		($ per ounce)
Nine Months Ended September 30,
Yanacocha (51.35% owned)	1,558	1,410	$313	$346	$82	$93

(1)	Consolidated gold ounces sold includes noncontrolling interests’ share.

(2)	Excludes Amortization and Accretion.
Third quarter 2009 compared to 2008
Yanacocha, Peru. Gold ounces sold increased 26% due to higher leach tons placed and higher mill production. Ore tons mined increased 78% to 41.4 million tons as waste material mined decreased to 11.2 million tons from 33.7 million tons. Ore placed on the leach pads increased to 39.1 million tons from 21.7 million tons resulting in higher leach production of 360,900 ounces compared to 323,600 ounces. Mill production was 183,000 ounces compared to 125,100 ounces due to higher grade and throughput, partially offset by lower recovery. Costs applicable to sales decreased to $294 per ounce from $362 per ounce due to higher production, mining less waste material and lower diesel prices, partially offset by higher workers participation costs and lower by-product credits.
First nine months 2009 compared to 2008
Yanacocha, Peru. Gold ounces sold increased 10% due to higher leach tons placed and higher mill production, partially offset by lower leach recovery. Ore tons mined increased 50% to 117.6 million tons as waste material mined decreased to 33.3 million tons from 82.1 million tons. Ore placed on the leach pads increased to 111.2 million tons from 75.8 million tons. Leach production was 1,097,400 ounces compared to 1,187,000 ounces due to the timing of leach recoveries. Mill production was 462,100 ounces compared to 202,500 ounces due to higher grade and throughput as mill production only commenced in the second quarter of 2008. Costs applicable to sales decreased in the first nine months of 2009 to $313 per ounce from $346 per ounce due to higher production, mining less waste material and lower diesel prices, partially offset by higher workers participation costs, higher royalties and lower by-product credits.
We expect consolidated gold sales for South America of approximately 1.95 to 2.05 million ounces at Costs applicable to sales of approximately $300 to $320 per ounce.

Asia Pacific Operations

	Gold Ounces Sold or		Costs Applicable to
	Copper Pounds Sold		Sales(1)		Amortization
	2009	2008	2009	2008	2009	2008
	(ounces in thousands)		($ per ounce)		($ per ounce)
Three Months Ended September 30,
Gold
Jundee	103	105	$329	$414	$119	$92
Tanami	65	86	684	638	157	113
Kalgoorlie (50% owned)	93	80	638	790	48	50
Waihi	28	41	518	397	168	239
Batu Hijau (45% owned) (2)	208	28	178	718	44	137

	497	340	$380	$582	$82	$109

	(pounds in millions)		($ per pound)		($ per pound)
Three Months Ended September 30,
Copper
Batu Hijau (45% owned) (2)	141	44	$0.50	$1.98	$0.12	$0.37

	Gold Ounces Sold or		Costs Applicable to
	Copper Pounds Sold		Sales(1)		Amortization
	2009	2008	2009	2008	2009	2008
	(ounces in thousands)		($ per ounce)		($ per ounce)
Nine Months Ended September 30,
Gold
Jundee	305	305	$339	$411	$109	$86
Tanami	238	276	613	588	133	98
Kalgoorlie (50% owned)	239	212	630	807	45	54
Waihi	84	106	457	428	217	231
Batu Hijau (45% owned) (2)	381	185	232	412	59	82

	1,247	1,084	$422	$535	$93	$97

	(pounds in millions)		($ per pound)		($ per pound)
Nine Months Ended September 30,
Copper
Batu Hijau (45% owned) (2)	342	201	$0.63	$1.70	$0.16	$0.34

(1)	Excludes Amortization and Accretion.

(2)	Consolidated gold ounces or copper pounds sold includes noncontrolling interests’ share.
Third quarter 2009 compared to 2008
Jundee, Australia. Gold ounces sold decreased 2% due to lower inventory sales, partially offset by milling higher grade material. Costs applicable to sales per ounce decreased to $329 from $414 per ounce primarily due to lower power and underground mining costs.
Tanami, Australia. Gold ounces sold decreased 24% due to milling lower grade material. Costs applicable to sales per ounce increased by 7% due to lower production, partially offset by lower royalties.
Kalgoorlie, Australia. Gold ounces sold increased 16% due to higher mill throughput and recovery. Costs applicable to sales per ounce decreased 19% due to higher production and lower diesel prices.
Waihi, New Zealand. Gold ounces sold decreased 32% due to an electrical fire at the mill in May 2009 which suspended milling activities until August. Costs applicable to sales per ounce increased to $518 from $397 due to lower production, partially offset by lower operating costs during the temporary suspension of milling activities.
Batu Hijau, Indonesia. Copper and gold sales at Batu Hijau increased significantly due to higher mill throughput, grade and recovery due to processing higher grade and softer Phase 5 ore. The third quarter of 2008 was also impacted by a delayed shipment. Copper and gold production increased by 104% and 196%, respectively. As a result, Costs applicable to sales decreased approximately 75%, to $0.50 per pound of copper and $178 per ounce of gold.

Boddington, Australia. Boddington began milling ore during the third quarter of 2009 and had its first gold pour and copper concentrate shipments in September. We expect to begin commercial production in the fourth quarter of 2009. Construction was substantially complete at September 30, 2009 and we expect total project costs of approximately $3,000, excluding capitalized interest, on a 100% basis.
First nine months 2009 compared to 2008
Jundee, Australia. Gold ounces sold were consistent as higher mill throughput was offset by lower grade and recovery. Costs applicable to sales per ounce decreased to $339 from $411 per ounce due to lower power and underground mining costs.
Tanami, Australia. Gold ounces sold decreased 14% primarily due to milling lower grade material. Costs applicable to sales per ounce increased 4% primarily as a result of lower gold production and higher royalties.
Kalgoorlie, Australia. Gold ounces sold increased 13% due to higher mill throughput, grade and recovery. Costs applicable to sales per ounce decreased 22% due to higher production, lower diesel prices and lower mill consumable costs.
Waihi, New Zealand. Gold ounces sold decreased 21% due to the temporary suspension of milling operations. Costs applicable to sales per ounce increased to $457 from $428 per ounce due to lower production, higher royalty costs and higher by-product credits, partially offset by lower operating costs.
Batu Hijau, Indonesia. Copper and gold sales at Batu Hijau increased 70% and 106%, respectively, due to higher mill throughput, grade and recovery due to processing higher grade and softer Phase 5 ore compared to ore sourced primarily from lower grade stockpiles in 2008. Total Costs applicable to sales decreased $112 due to changes in ore stockpiles and concentrate inventory and lower mining costs. Costs applicable to sales decreased to $0.63 per pound of copper and $232 per ounce of gold, primarily a result of higher sales volumes.
On September 18, 2009, Batu Hijau experienced a geotechnical failure in a portion of the west wall of the open-pit. Batu Hijau utilizes a number of preventive measures, including radar threshold alarms, to monitor movements in the pit walls. As a result, mobile equipment and personnel were evacuated from the pit prior to the wall failure. Operations were suspended for approximately three weeks in the pit pending a geotechnical review and development of a remediation plan to recommence mining operations. Batu Hijau continued to process lower grade ore from stockpiles during the suspension period. Mining operations returned to normal on October 10. With higher than forecasted production during the first nine months of 2009, the geotechnical failure is not expected to have a significant impact on the Company’s previously released guidance for 2009 sales volumes and unit costs. However, the geotechnical failure will require the accelerated removal of waste material displaced from the event as well as changes to the balance of Phase 5 and the initiation of Phase 6. In general, the Company expects delays in access to ore previously anticipated in 2010 and 2011 with a marginal decrease in ore mined from the ultimate Phase 6 pit.
With the Boddington ramp up underway later in the year, we expect gold sales for the Asia Pacific operations of approximately 1.7 to 1.85 million ounces at Costs applicable to sales of approximately $450 to $470 per ounce in 2009. We expect 2009 copper sales for the Asia Pacific operations to be approximately 460 to 510 million pounds of copper at Costs applicable to sales of approximately $0.50 to $0.65 per pound.
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

We follow the consolidation accounting guidance which provides guidance on the identification and reporting for entities over which control is achieved through means other than voting rights. Such entities are defined as Variable Interest Entities (“VIEs”). We identified NTP, the partnership that owns an 80% interest in PTNNT, as a VIE due to certain capital structures and contractual relationships. As a result of our 56.25% ownership in NTP, we consolidate Batu Hijau, and will continue to consolidate Batu Hijau, in our Consolidated Financial Statements as long as we continue to be the primary beneficiary of NTP and NTP controls PTNNT.
A divestiture of shares that results in the ownership interest of NTP in PTNNT being reduced to 49% may require us to deconsolidate PTNNT. In such circumstances, if NTP does not maintain the power to direct the activities that most significantly impact PTNNT’s economic performance, we would deconsolidate Batu Hijau and recognize the likely gain resulting from the divestiture of shares in earnings. In addition, we would record our remaining noncontrolling interest in PTNNT at fair value, with the related likely gain also recognized in earnings. Upon deconsolidation, we would account for our remaining noncontrolling interest in PTNNT as an equity method investment and would recognize our portion of PTNNT’s earnings thereafter as a single line item in our consolidated statements of income. If we continue to consolidate Batu Hijau, any gains resulting from divestiture of shares would be included in Newmont stockholders’ equity in our consolidated balance sheets. See Note 25 to the Condensed Consolidated Financial Statements for financial information relating to Batu Hijau.
The long awaited forest use permit (called a “Pinjam Pakai”) was received on September 1, 2009 and the permit renewal is valid until 2025. This permit is a key requirement to continue to operate Batu Hijau efficiently, in addition to the ultimate life of the mine and recoverability of reserves. We had been in discussions for over three years to extend the Pinjam Pakai.
Africa Operations

			Costs Applicable to
	Gold Ounces Sold(1)		Sales(2)		Amortization
	2009	2008	2009	2008	2009	2008
	(in thousands)		($ per ounce)		($ per ounce)
Three Months Ended September 30,
Ahafo	136	141	$446	$402	$130	$116

			Costs Applicable to
	Gold Ounces Sold(1)		Sales(2)		Amortization
	2009	2008	2009	2008	2009	2008
	(in thousands)		($ per ounce)		($ per ounce)
Nine Months Ended September 30,
Ahafo	412	380	$424	$416	$125	$129

(1)	Includes 3 and 19 incremental start-up ounces for the three and nine months ended September 30, 2008.

(2)	Excludes Amortization and Accretion.
Third quarter 2009 compared to 2008
Ahafo, Ghana. Gold ounces sold were 4% lower due to an increase in finished goods inventory, partially offset by higher production as a result of higher mill throughput. Ore tons mined decreased to 2.9 million tons, down from 3.6 million tons as total tons mined decreased to 12.0 million tons from 14.8 million tons. Costs applicable to sales per ounce increased to $446 from $402 due to lower gold sales volumes and processing higher cost stockpile material, partially offset by lower waste mining and power costs.
First nine months 2009 compared to 2008
Ahafo, Ghana. Gold ounces sold increased 8% due to milling higher grade material, partially offset by lower recovery. Ore tons mined increased 15% to 9.3 million tons as total tons mined increased 12% to 40.0 million tons due to additional mining equipment added in late 2008. Costs applicable to sales per ounce increased due to higher labor, contracted services, maintenance and mill consumable costs, partially offset by higher sales volumes and lower diesel costs.
We continue to expect gold sales of approximately 500,000 to 525,000 ounces at Costs applicable to sales of approximately $425 to $450 per ounce in 2009.

Foreign Currency Exchange Rates
Our foreign operations sell their gold and copper production based on U.S. dollar metal prices. Approximately 22% and 28% of our Costs applicable to sales were paid in local currencies during the third quarter of 2009 and 2008, respectively. Approximately 22% and 28% of our Costs applicable to sales were paid in local currencies during the first nine months of 2009 and 2008, respectively. Variations in the local currency exchange rates in relation to the U.S. dollar at our foreign mining operations decreased consolidated Costs applicable to sales per ounce by approximately $12 and $16, net of hedging gains and losses, during the third quarter and first nine months of 2009, respectively, as compared to the corresponding periods in 2008.
Liquidity and Capital Resources
Cash Provided from Operating Activities
Net cash provided from continuing operations was $1,946 for the first nine months of 2009 compared to $1,168 in 2008 primarily due to increased gold and copper sales volumes, a higher realized gold price and income tax refunds received in 2009, partially offset by lower realized copper prices.
Investing Activities
Net cash used in investing activities of continuing operations was $2,088 during the first nine months of 2009 compared to $1,617 during the same period of 2008 due to higher additions to property, plant and mine development and the acquisition of the remaining 33.33% interest in Boddington.
Additions to property, plant and mine development were as follows:

	Nine Months Ended
	September 30,
	2009	2008
North America:
Nevada	$154	$227
Hope Bay	4	63
La Herradura	34	17

	192	307

South America:
Yanacocha	94	126

Asia Pacific:
Boddington	961	604
Jundee	21	29
Tanami	42	34
Kalgoorlie	6	10
Waihi	6	24
Batu Hijau	30	65
Other	2	1

	1,068	767

Africa:
Ahafo	42	76
Akyem	4	1

	46	77

Corporate and Other	12	6

Accrual basis	1,412	1,283
(Increase) decrease in accrual	(98)	67

Cash basis	$1,314	$1,350

Capital expenditures in North America for the first nine months of 2009 primarily related to surface and underground mine development at Nevada. Capital expenditures in South America primarily related to the Conga project and dewatering, mine maintenance and leach pad development at Yanacocha. The vast majority of capital expenditures in Asia Pacific were for the Boddington project, (which includes 100% of expenditures for 2009) with other capital expenditures for mine development in Australia and equipment purchases at Batu Hijau. At September 30, 2009, we have hedged 33% of our expected remaining Boddington project Australian dollar denominated capital expenditures for 2009 at an average rate of 0.80. Capital expenditures in Africa primarily related to mine and infrastructure development at Ahafo. The Company has narrowed its 2009 consolidated capital expenditure outlook to between $1,600 and $1,700, primarily as a result of the later than expected start-up of Boddington which is offset by lower capital expenditures throughout the rest of the portfolio.

Capital expenditures in North America during the first nine months of 2008 were primarily related to the completion of the power plant and mine development. South America capital expenditures were primarily related to construction of the gold mill, development of the Conga project and leach pad expansions. Capital expenditures in Asia Pacific largely resulted from the continued construction of the Boddington project in Australia and mine development and construction of a second tailings pipeline at Batu Hijau. Capital expenditures in Africa were mainly as a result of mine equipment purchases, the Awonsu, Ahafo North and Amoma pits development and mine development.
Investments in and proceeds from sale of marketable debt and equity securities. During the first nine months of 2009 we received $10 from the sale of asset backed commercial paper and marketable equity securities. During the first nine months of 2008, we purchased marketable equity securities of Gabriel Resources for $11 and other marketable securities for $7. In the first nine months of 2008, we received $50 from the sale of marketable equity securities.
Acquisitions. In the first nine months of 2009, we paid $741 (net of $1 cash acquired) and paid $14 in acquisition costs to acquire the remaining 33.33% interest in Boddington. Consideration for the acquisition also includes $240 payable in cash and/or Newmont common stock, at our option, by December 2009 and a contingent royalty capped at $100, equal to 50% of the average realized operating margin (Revenue less costs applicable to sales on a by-product basis), if any, exceeding $600 per ounce, payable on one-third of gold sales from Boddington beginning in the second quarter of 2010. The completion of the acquisition in June 2009 brought Newmont’s interest in Boddington to 100%. Additionally, we paid $11 for a mining property near the La Herradura, Mexico operation in the first nine months of 2009. During the first nine months of 2008, we paid $318 to acquire the remaining outstanding common shares of Miramar, resulting in Miramar becoming a wholly-owned subsidiary. The total Miramar purchase price was $1,353.
Financing Activities
Net cash provided from financing activities was $2,689 during the first nine months of 2009 compared to $215 during the same period of 2008, for the reasons explained below.
Proceeds from and repayment of debt, net. During the first nine months of 2009, we received aggregate proceeds from debt of $4,302 comprised of: $1,082 net proceeds from the issuance of senior notes due in 2039, $896 net proceeds from the issuance of senior notes due in 2019, $504 net proceeds from the issuance of convertible senior notes due in 2012, $54 from short-term borrowings at Batu Hijau, $10 under the Ahafo project facility and $1,756 under our $2,000 revolving credit facility. In addition, we repaid $2,604 of debt: $43 for Batu Hijau project financing scheduled debt repayments, $24 related to the sale-leaseback of the refractory ore treatment plant (classified as a capital lease), $2,513 under our $2,000 revolving credit facility and $24 on other credit facilities and other capital leases. At September 30, 2009 we had no borrowings under our revolving credit facility. The revolving credit facility is also used to secure the issuance of letters of credit totaling $320, primarily supporting reclamation obligations (see “Off-Balance Sheet Arrangements” below).
Scheduled minimum debt repayments are $127 for the remainder of 2009, $157 in 2010, $336 in 2011, $603 in 2012, $116 in 2013 and $3,584 thereafter. We expect to be able to fund maturities of debt from Net cash provided by operating activities, cash balances, existing credit facilities, proceeds of asset sales and financing alternatives available in the public capital markets.
At September 30, 2009, we were in compliance with all required debt covenants and other restrictions related to our debt agreements.
Dividends paid to common stockholders. We declared regular quarterly dividends totaling $0.30 per common share through September 30, 2009 and September 30, 2008. Additionally, Newmont Mining Corporation of Canada Limited, a subsidiary of the Company, declared regular quarterly dividends on its exchangeable shares totaling C$0.3559 per share through September 30, 2009 and C$0.3031 through September 30, 2008. We paid dividends of $147 and $136 to common stockholders in the first nine months of 2009 and 2008, respectively.
Dividends paid to noncontrolling interests. We paid dividends of $115 and $247 to noncontrolling interests in subsidiaries during the first nine months of 2009 and 2008, respectively.

Proceeds from stock issuance. We received proceeds of $1,248 and $27 during the first nine months of 2009 and 2008, respectively, from the issuance of common stock. In February 2009 we completed a public offering of 34,500,000 shares of common stock at a price of $37 per share for net proceeds of $1,233.
Discontinued Operations
Net operating cash provided from (used in) discontinued operations was $3 and $(105) in the first nine months of 2009 and 2008, respectively. During the first nine months of 2008, we made tax payments of $153 related to the 2007 royalty portfolio sale.
Net cash used in investing activities of discontinued operations was $nil and $(11) in the first nine months of 2009 and 2008, respectively. Cash used in investing activities of discontinued operations in 2008 included payment of accrued costs related to the 2007 royalty portfolio sale ($11) and capital expenditures at Kori Kollo ($5), partially offset by proceeds from the sale of Pajingo assets ($5).
Net cash used in financing activities of discontinued operations during the first nine months of 2009 and 2008 were for scheduled debt payments at Kori Kollo.
Off-Balance Sheet Arrangements
We have the following off-balance sheet arrangements: operating leases (as disclosed in Note 30 to the Consolidated Financial Statements in our Form 8-K for the year ended December 31, 2008, filed on September 15, 2009) and $872 of outstanding letters of credit, surety bonds and bank guarantees. We also provide a contingent support line of credit to PT Newmont Nusa Tenggara of which our pro-rata share is $11. We have sales agreements to sell copper concentrates at market prices as follows, in thousands of tons:

	2009	2010	2011	2012	2013	Thereafter
Batu Hijau	201	814	670	651	639	231
Boddington	39	231	254	231	243	1,157
Nevada	48	50	46	—	—	—

	288	1,095	970	882	882	1,388

Environmental
Our mining and exploration activities are subject to various federal and state laws and regulations governing the protection of the environment. These laws and regulations are continually changing and are generally becoming more restrictive. We conduct our operations so as to protect the public health and environment and believe our operations are in compliance with applicable laws and regulations in all material respects. We have made, and expect to make in the future, expenditures to comply with such laws and regulations, but cannot predict the full amount of such future expenditures. Estimated future reclamation costs are based principally on legal and regulatory requirements. At September 30, 2009 and December 31, 2008, $624 and $594, respectively, were accrued for reclamation costs relating to currently producing mineral properties.
In addition, we are involved in several matters concerning environmental obligations associated with former mining activities. Generally, these matters concern developing and implementing remediation plans at the various sites involved. We believe that the related environmental obligations associated with these sites are similar in nature with respect to the development of remediation plans, their risk profile and the compliance required to meet general environmental standards. Based upon our best estimate of our liability for these matters, $153 and $163 were accrued for such obligations at September 30, 2009 and December 31, 2008, respectively. Depending upon the ultimate resolution of these matters, we believe that it is reasonably possible that the liability for these matters could be as much as 135% greater or 7% lower than the amount accrued at September 30, 2009. The amounts accrued for these matters are reviewed periodically based upon facts and circumstances available at the time. Changes in estimates are charged to Other expense, net in the period estimates are revised. During the first nine months of 2008, we had reclamation estimate revisions of $74 that relate primarily to an increase in the reclamation liability at the former Mt. Leyshon and Midnite mine sites. The Mt. Leyshon reclamation revision was for site characterization, stabilization and long-term surface water management due to overflow discharge from heavy rain. The Midnite mine site reclamation increased in light of the mid-2008 decisions made in the U.S. District Court for the Eastern District of Washington.
For more information on our reclamation and remediation liabilities, see Notes 23 and 27 to the Condensed Consolidated Financial Statements.

During the first nine months of 2009 and 2008, capital expenditures were approximately $128 and $148, respectively, to comply with environmental regulations. Ongoing costs to comply with environmental regulations have not been a significant component of operating costs.
We spent $15 and $34, respectively, during the first nine months of 2009 and 2008 for environmental obligations related to the former, primarily historic, mining activities discussed in Note 23 to the Condensed Consolidated Financial Statements.
Recently Adopted Accounting Pronouncements
The Accounting Standards Codification
In June 2009, the Financial Accounting Standards Board (“FASB”) established the FASB Accounting Standards Codification (“ASC”) as the single source of authoritative GAAP to be applied by nongovernmental entities. The ASC is a new structure which took existing accounting pronouncements and organized them by accounting topic. Relevant authoritative literature issued by the Securities and Exchange Commission (“SEC”) and select SEC staff interpretations and administrative literature was also included in the ASC. All other accounting guidance not included in the ASC is nonauthoritative. The ASC was effective for our interim quarterly period beginning July 1, 2009. The adoption of the ASC did not have an impact on our consolidated financial position, results of operations or cash flows.
Subsequent Events
In May 2009, the ASC guidance for subsequent events was updated to establish accounting and reporting standards for events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The update sets forth: (i) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet in its financial statements, and (iii) the disclosures that an entity should make about events or transactions occurring after the balance sheet date in its financial statements. We adopted the updated guidance for our interim period ended June 30, 2009. The adoption had no impact on our consolidated financial position, results of operations or cash flows.
Post-Retirement Benefit Plans
In December 2008, the ASC guidance for retirement benefits was updated to expand the requirements of employers’ disclosures about post-retirement benefit plan assets in a defined benefit pension or other post-retirement plan. The objective is to require more detailed disclosures about employers’ plan assets, including employers’ investment strategies, major categories of plan assets, concentrations of risk within plan assets, and valuation techniques used to measure the fair value of plan assets. We adopted the updated guidance on January 1, 2009. These disclosures are not required for earlier periods that are presented for comparative purposes.
Equity Method Investments
In November 2008, the ASC guidance for equity method and joint venture investments was updated to clarify the accounting for certain transactions and impairment considerations involving equity method investments. The intent is to provide guidance on: (i) determining the initial measurement of an equity method investment, (ii) recognizing other-than-temporary impairments of an equity method investment and (iii) accounting for an equity method investee’s issuance of shares. The updated guidance was effective for our fiscal year beginning January 1, 2009 and was applied prospectively. The adoption had no impact on our consolidated financial position or results of operations.
Equity-Linked Financial Instruments
In June 2008, the ASC guidance for derivatives and hedging when accounting for contracts in an entity’s own equity was updated to clarify the determination of whether an instrument (or embedded feature) is indexed to an entity’s own stock which would qualify as a scope exception from hedge accounting. The updated guidance was effective for our fiscal year beginning January 1, 2009. The adoption had no impact on our consolidated financial position or results of operations.

Accounting for Convertible Debt Instruments
In May 2008, the ASC guidance was updated for convertible debt instruments that, by their stated terms, may be settled in cash (or other assets) upon conversion, including partial cash settlement, unless the embedded conversion option is required to be separately accounted for as a derivative. The update requires that the liability and equity components of convertible debt instruments within the scope be separately accounted for in a manner that reflects the entity’s nonconvertible debt borrowing rate. This requires an allocation of convertible debt proceeds between the liability component and the embedded conversion option (i.e., the equity component). The difference between the principal amount of the debt and the amount of the proceeds allocated to the liability component is reported as a debt discount and subsequently amortized to earnings over the instrument’s expected life using the effective interest method. The updated guidance required retrospective application to all periods presented.
During July 2007, we completed an offering of $1,150 convertible senior notes due 2014 and 2017, each in the amount of $575. The 2014 notes, maturing on July 15, 2014, pay interest semi-annually at a rate of 1.25% per annum, and the 2017 notes, maturing on July 15, 2017, pay interest semi-annually at a rate of 1.625% per annum. The notes are convertible, at the holder’s option, equivalent to a conversion price of $46.21 per share of common stock (24,887,956 shares of common stock). In connection with the convertible senior notes offering, we entered into convertible note hedge transactions and warrant transactions (“Call Spread Transactions”). The Call Spread Transactions included the purchase of call options and the sale of warrants. As a result of the Call Spread Transactions, the conversion price of $46.21 was effectively increased to $60.27. At September 30, 2009, the if-converted value did not exceed the principal amounts.
During February 2009, we completed an offering of $518 convertible senior notes due on February 15, 2012. The notes will pay interest semi-annually at a rate of 3.00% per annum. The notes are convertible, at the holder’s option, equivalent to a conversion price of $46.25 per share of common stock (11,189,189 shares of common stock). At September 30, 2009, the if-converted value did not exceed the principal amount.
We recorded the following in the Condensed Consolidated Balance Sheets related to the convertible senior notes:

	At September 30, 2009			At December 31, 2008
	Convertible Senior Notes Due			Convertible Senior Notes Due
	2012	2014	2017	2012	2014	2017
Additional paid-in capital	$46	$97	$123	$—	$97	$123
Principal amount	$518	$575	$575	$—	$575	$575
Unamortized debt discount	(60)	(112)	(162)	—	(127)	(174)

Net carrying amount	$458	$463	$413	$—	$448	$401

As a result of adopting the updated guidance, the effective interest rates increased by approximately 5 percentage points to 8.5%, 6.0% and 6.25% for the 2012, 2014 and 2017 notes, respectively, for the non-cash amortization of the debt discount over the lives of the notes. Interest expense was increased by $9 which decreased our Income from continuing operations and Net income by $5 ($0.01 per share) for the three months ended September 30, 2008. Interest expense was increased by $25 which decreased our Income from continuing operations and Net income by $16 ($0.03 per share) for the nine months ended September 30, 2008. Had the update been effective in 2008, we would have charged our fourth quarter 2008 dividends to Additional paid-in capital rather than Retained earnings; therefore, we made the reclassification in 2009. Cash flows from operations were not impacted by the adoption of the updated guidance. The impact on our 2009 opening balance in Retained earnings was as follows:

At December 31,
2008
Balance before application of updated guidance	$7
Impact of adoption of updated guidance	(31)
Reclassification of dividends to Additional paid-in capital	28

Balance after application of updated guidance	$4

For the three months ended September 30, 2009, we recorded $8 and $15 of interest expense for the contractual interest coupon and amortization of the debt discount, respectively, related to the convertible senior notes. For the nine months ended September 30, 2009, we recorded $22 and $41 of interest expense for the contractual interest coupon and amortization of the debt discount, respectively, related to the convertible senior notes. The remaining unamortized debt discount is amortized over the remaining 3, 5 and 8 year periods of the 2012, 2014 and 2017 convertible senior notes, respectively.

Accounting for the Useful Life of Intangible Assets
In April 2008, the ASC guidance for Goodwill and Other Intangibles was updated to amend the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. The intent of this update is to improve the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset under guidance for business combinations. The updated guidance was effective for our fiscal year beginning January 1, 2009 and was applied prospectively to intangible assets acquired after the effective date. The adoption had no impact on our consolidated financial position, results of operations or cash flows.
Derivative Instruments
In March 2008, the ASC guidance for derivatives and hedging was updated for enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and the related hedged items are accounted for, and how derivative instruments and the related hedged items affect an entity’s financial position, financial performance and cash flows. We adopted the updated guidance on January 1, 2009. The adoption had no impact on our consolidated financial position, results of operations or cash flows. See Note 16 for our derivative instruments disclosure.
Business Combinations
In December 2007, the ASC guidance for business combinations was updated to provide new guidance for recognizing and measuring identifiable assets and goodwill acquired, liabilities assumed, and any noncontrolling interest in the acquiree. The updated guidance also provides disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination. We adopted the updated guidance on January 1, 2009 and applied it to the acquisition of the remaining 33.33% interest in the Boddington project completed on June 25, 2009 (see Note 14).
In April 2009, the guidance was updated to address application issues on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. This update is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after January 1, 2009. The adoption of the updated guidance did not have any impact on the Company’s acquisition of the remaining 33.33% interest in the Boddington project completed on June 25, 2009 (see Note 14).
Noncontrolling Interests
In December 2007, the ASC guidance for Noncontrolling Interests was updated to establish accounting and reporting standards pertaining to: (i) ownership interests in subsidiaries held by parties other than the parent (“noncontrolling interest”), (ii) the amount of net income attributable to the parent and to the noncontrolling interest, (iii) changes in a parent’s ownership interest, and (iv) the valuation of any retained noncontrolling equity investment when a subsidiary is deconsolidated. If a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary is measured at fair value and a gain or loss is recognized in net income based on such fair value. For presentation and disclosure purposes, the guidance requires noncontrolling interests to be classified as a separate component of equity. We adopted the updated guidance on January 1, 2009. Except for presentation changes, the adoption had no impact on our consolidated financial position, results of operations or cash flows.
Fair Value Accounting
In September 2006, the ASC guidance for fair value measurements and disclosure was updated to define fair value, establish a framework for measuring fair value, and expand disclosures about fair value measurements. We adopted the updated guidance for assets and liabilities measured at fair value on a recurring basis on January 1, 2008. In February 2008, the FASB staff issued an update to the guidance which delayed the effective date for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. We adopted the updated guidance for our nonfinancial assets and liabilities measured at fair value on a nonrecurring basis on January 1, 2009.

In April 2009, the guidance was further updated to provide additional guidance on determining fair value when the volume and level of activity for the asset or liability have significantly decreased and identifying circumstances that indicate when a transaction is not orderly. In April 2009, the guidance for investments in debt and equity securities was updated to: (i) clarify the interaction of the factors that should be considered when determining whether a debt security is other than temporarily impaired, (ii) provide guidance on the amount of an other-than-temporary impairment recognized for a debt security in earnings and other comprehensive income and (iii) expand the disclosures required for other-than-temporary impairments for debt and equity securities. Also in April 2009, the guidance for financial instruments was updated to require disclosures about the fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. Adoption of this updated guidance was required for our interim reporting period beginning April 1, 2009 with early adoption permitted. We adopted the updated guidance for the interim period ended March 31, 2009. Refer to Note 15 for further details regarding our assets and liabilities measured at fair value.
Recently Issued Accounting Pronouncements
Fair Value Accounting
In August 2009, the ASC guidance for fair value measurements and disclosure was updated to further define fair value of liabilities. This update provides clarification for circumstances in which: (i) a quoted price in an active market for the identical liability is not available, (ii) the liability has a restriction that prevents its transfer, and (iii) the identical liability is traded as an asset in an active market in which no adjustments to the quoted price of an asset are required. The updated guidance is effective for our interim reporting period beginning October 1, 2009. We are evaluating the potential impact of adopting this guidance on our consolidated financial position, results of operations and cash flows.
Variable Interest Entities
In June 2009, the ASC guidance for consolidation accounting was updated to require an entity to perform a qualitative analysis to determine whether the enterprise’s variable interest gives it a controlling financial interest in a variable interest entity (“VIE”). This analysis identifies a primary beneficiary of a VIE as the entity that has both of the following characteristics: (i) the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and (ii) the obligation to absorb losses or receive benefits from the entity that could potentially be significant to the VIE. The updated guidance also requires ongoing reassessments of the primary beneficiary of a VIE. The updated guidance is effective for our fiscal year beginning January 1, 2010. We currently account for Nusa Tenggara Partnership (“NTP”) as a VIE and are evaluating the potential impact of adopting this guidance on our consolidated financial position, results of operations and cash flows.
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
Metal Prices
Changes in the market price of gold significantly affect our profitability and cash flow. Gold prices can fluctuate widely due to numerous factors, such as demand; forward selling by producers; central bank sales, purchases and lending; investor sentiment; the strength of the U.S. dollar; inflation, deflation, or other general price instability; and global mine production levels. Changes in the market price of copper also affect our profitability and cash flow. Copper is traded on established international exchanges and copper prices generally reflect market supply and demand, but can also be influenced by speculative trading in the commodity or by currency exchange rates.
Cash Flow Hedges
Given that the fair value of our derivative instruments are based upon market rates and prices and that the volatility of these rates and prices are dependent on many factors subject to fluctuation, we are exposed to liquidity risks related to these contracts. We cash settle the fair value of each contract upon settlement with our counterparties. The settlement values of our contracts could differ significantly from the current fair values. As such, we are exposed to liquidity risk related to unfavorable changes in the fair value of our derivative contracts.
We had the following derivative instruments designated as hedges with fair values at September 30, 2009 and December 31, 2008:

	Fair Values of Derivative Instruments
	At September 30, 2009
	Other	Other	Other	Other
	Current	Long-Term	Current	Long-Term
	Assets	Assets	Liabilities	Liabilities
Foreign currency exchange contracts:
IDR operating forward purchase contracts	$1	$—	$—	$—
NZ$ operating forward contracts	5	1	—	—
A$ forward purchase contracts	72	59	—	—
Diesel forward contracts	2	1	—	—
Interest rate swap contracts	2	6	—	—

Total derivative instruments	$82	$67	$—	$—

	Fair Values of Derivative Instruments
	At December 31, 2008
	Other	Other	Other	Other
	Current	Long-Term	Current	Long-Term
	Assets	Assets	Liabilities	Liabilities
Foreign currency exchange contracts:
IDR operating forward purchase contracts	$—	$—	$4	$—
NZ$ operating forward contracts	—	—	5	1
A$ forward purchase contracts	3	1	87	42
A$ call option contracts	1	—	—	—
Diesel forward contracts	—	—	15	—
Interest rate swap contracts	2	7	—	—

Total derivative instruments	$6	$8	$111	$43

Foreign Currency Exchange Risk
We utilize foreign currency contracts to reduce the variability of the US dollar amount of forecasted foreign currency expenditures caused by changes in currency rates.
We hedge up to 85% of our IDR, A$, and NZ$ denominated operating expenditures each period. The hedging instruments are forward purchase contracts with expiration dates ranging up to three years from the date of issue. The principal hedging objective is reduction in the volatility of realized period-on-period foreign exchange rates.
We hedge up to 95% of our A$ denominated capital expenditures related to the construction of Boddington. The hedging instruments consist of a series of fixed forward contracts with expiration dates ranging up to one year from the date of issue. The realized gains and losses associated with the capital expenditure hedge program will impact Amortization during future periods in which the Boddington assets are placed into service.

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
We had the following foreign currency derivative contracts outstanding at September 30, 2009:

	Expected Maturity Date
					Total/
	2009	2010	2011	2012	Average
IDR Forward Purchase Contracts:
$ (millions)	$6	$—	$—	$—	$6
Average rate (IDR/$)	10,584	—	—	—	10,584
IDR notional (millions)	63,501	—	—	—	63,501
A$ Operating Forward Purchase Contracts:
$ (millions)	$118	$489	$275	$61	$943
Average rate ($/A$)	0.77	0.76	0.72	0.73	0.75
A$ notional (millions)	154	644	379	83	1,260
NZ$ Operating Forward Purchase Contracts:
$ (millions)	$12	$28	$6	$—	$46
Average rate ($/NZ$)	0.64	0.62	0.63	—	0.63
NZ$ notional (millions)	19	46	9	—	74
A$ Boddington Capital Forward Purchase Contracts:
$ (millions)	$25	$—	$—	$—	$25
Average rate ($/A$)	0.80	—	—	—	0.80
A$ notional (millions)	31	—	—	—	31
Diesel Price Risk
We hedge up to 66% of our operating cost exposure related to diesel prices of fuel consumed at our Nevada operations to reduce the variability in realized diesel prices. The hedging instruments consist of a series of financially settled fixed forward contracts with expiration dates of up to two years from the date of issue. The contracts have been designated as cash flow hedges of future diesel purchases, and as such, the effective portion of unrealized changes in the market value have been recorded in Accumulated other comprehensive income (loss) and are recorded in earnings during the period in which the hedged transaction affects earnings. Gains and losses from hedge ineffectiveness are recognized in current earnings.
We had the following diesel derivative contracts outstanding at September 30, 2009:

	Expected Maturity Date
				Total/
	2009	2010	2011	Average
Diesel Forward Purchase Contracts:
$ (millions)	$12	$33	$9	$54
Average rate ($/gallon)	1.78	1.90	2.07	1.90
Diesel gallons (millions)	7	17	4	28
Treasury Rate Lock Contracts
In connection with the 2019 and 2039 notes issued in September 2009, we acquired treasury rate lock contracts to reduce the variability of the proceeds realized from the bond issuances. The treasury rate locks resulted in $6 and $5 unrealized gains for the 2019 and 2039 notes, respectively. We previously acquired treasury rate locks in connection with the issuance of the 2035 notes that resulted in a $10 unrealized loss. The gains/losses from these contracts will be recognized over the remaining terms of the respective notes.

Fair Value Hedges
Interest Rate Risk
At September 30, 2009, we had $100 fixed to floating swap contracts designated as a hedge against a portion of our 8 5/8% debentures. The interest rate swap contracts were transacted to provide balance to our mix of fixed and floating rate debt. Under the hedge contract terms, we receive fixed-rate interest payments at 8.625% and pay floating-rate interest amounts based on periodic London Interbank Offered Rate (“LIBOR”) settings plus a spread, ranging from 2.60% to 3.49%. The interest rate swap contracts were designated as fair value hedges, and as such, changes in fair value have been recorded in income in each period, consistent with recording changes to the mark-to-market value of the underlying hedged liability in income. Changes in the mark-to-market value of the effective portion of the interest rate swap contracts are recognized as a component of Interest expense, net. The hedge contracts decreased Interest expense, net by $1 and $nil for the three months ended September 30, 2009 and 2008, respectively, and decreased Interest expense, net by $3 and $1 for the nine months ended September 30, 2009 and 2008, respectively. For the three months ended September 30, 2009 and 2008, losses of $1 and $nil were included in Other income, net for the ineffective portion of derivative instruments designated as fair value hedges, respectively. For the nine months ended September 30, 2009 and 2008, losses of $2 and $nil, respectively, were included in Other income, net for the ineffective portion of derivative instruments designated as fair value hedges.
Commodity Price Risk
LME copper prices averaged $2.65 per pound during the three months ended September 30, 2009, compared with our recorded average provisional price of $2.73 per pound before mark-to-market gains and treatment and refining charges. LME copper prices averaged $2.12 per pound during the nine months ended September 30, 2009, compared with our recorded average provisional price of $2.23 per pound before mark-to-market gains and treatment and refining charges. The applicable forward copper price at the end of the quarter was $2.79 per pound. During the three months ended September 30, 2009, increasing copper prices resulted in a provisional pricing mark-to-market gain of $48 ($0.34 per pound). During the nine months ended September 30, 2009, changes in copper prices resulted in a provisional pricing mark-to-market gain of $112 ($0.33 per pound). At September 30, 2009, we had copper sales of 140 million pounds priced at an average of $2.79 per pound, subject to final pricing over the next several months.
The average London P.M. gold fix was $960 per ounce during the three months ended September 30, 2009, compared with our recorded average provisional gold price of $961 per ounce before mark-to-market gains and treatment and refining charges. The average London P.M. gold fix was $931 per ounce during the nine months ended September 30, 2009, compared with our recorded average provisional gold price of $930 per ounce before mark-to-market gains and treatment and refining charges. The applicable forward gold price at the end of the quarter was $996 per ounce. During the three months ended September 30, 2009, changes in gold prices resulted in a provisional pricing mark-to-market gain of $5 ($3 per ounce). During the nine months ended September 30, 2009, changes in gold prices resulted in a provisional pricing mark-to-market gain of $6 ($1 per ounce). At September 30, 2009, we had gold sales of 96,000 ounces priced at an average of $996 per ounce, subject to final pricing over the next several months.

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
Information regarding legal proceedings is contained in Note 27 to the Condensed Consolidated Financial Statements contained in this Report and is incorporated herein by reference.

ITEM 1A.	RISK FACTORS.
The following risk factors contain information that updates those contained in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2008, as filed with the SEC on February 19, 2009, and amended by Form 10-K/A filed with the SEC on June 8, 2009.
Our Interest in PT Newmont Nusa Tenggara (“PTNNT”) in Indonesia May be Reduced or Terminated under the Contract of Work
We operate Batu Hijau, a producer of copper/gold concentrates, in which we currently have a 45% ownership interest, held through the Nusa Tenggara Partnership (“NTP”) with an affiliate of Sumitomo Corporation of Japan. We have a 56.25% interest in NTP and a Sumitomo affiliate holds the remaining 43.75%. NTP in turn owns 80% of PTNNT, the Indonesian subsidiary that owns Batu Hijau. The remaining 20% interest in PTNNT is owned by P.T. Pukuafu Indah (“PTPI”), an unrelated Indonesian company.
Under the Contract of Work executed in 1986 between the Indonesian government and PTNNT, beginning in 2006 and continuing through 2010, a portion of PTNNT’s shares must be offered for sale, first, to the Indonesian government or, second, to Indonesian nationals, such portion equal to the difference between the following percentages and the percentage of shares already owned by the Indonesian government or Indonesian nationals (if such number is positive): 23% by March 31, 2006; 30% by March 31, 2007; 37% by March 31, 2008; 44% by March 31, 2009; and 51% by March 31, 2010. The price at which such interest must be offered for sale to the Indonesian parties is the highest of the then-current replacement cost, the price at which shares would be accepted for listing on the Jakarta Stock Exchange, or the fair market value of such interest as a going concern, as agreed with the Indonesian government. Pursuant to this provision, it is possible that the ownership interest of the Newmont-Sumitomo partnership in PTNNT could be reduced to 49%, thus reducing our ability to control the operation at Batu Hijau.
PTPI has owned and continues to own a 20% interest in PTNNT, and therefore NTP was required to offer a 3% interest in the shares of PTNNT for sale in 2006 and an additional 7% interest in each of 2007, 2008 and 2009. In accordance with the Contract of Work, an offer to sell a 3% interest was made to the government of Indonesia in 2006 and an offer for an additional 7% interest was made in each of 2007, 2008 and 2009. Following notifications from the Department of Energy and Mineral Resources (the “DEMR”) alleging that PTNNT was in breach of its divestiture requirements under the Contract of Work and threatening to issue a notice to terminate the Contract of Work if PTNNT did not agree to divest by 2006, 2007, and 2008 shares in accordance with the direction of the DEMR, the matter was submitted to an international arbitration panel. That panel ruled in March 2009 that the 2006, 2007 and 2008 shares must be sold by the end of September 2009 and gave PTNNT until then to cure any default by selling the shares. On July 14, 2009, the Company reached agreement with the Indonesian government on the price of the 2008 7% interest and the 2009 7% interest. PTNNT has reoffered the 2008 7% interest and the 2009 7% interest to the Indonesian government at this newly agreed price. In September 2009, the deadline for completion of transfer of the 2006 3% interest, the 2007 7% interest and the 2008 7% interest was extended to November 12, 2009 by agreement between PTNNT and the Indonesian Government. This date coincides with the deadline for the sale and transfer of the 2009 7% interest. Future disputes may arise as to the divestiture of the shares, the outcome of which cannot be predicted. It is uncertain who will acquire the divestiture shares or the nature of our relations with the new owner or owners.
Our Batu Hijau Operation in Indonesia is Subject to Political and Economic Risks
We have a substantial investment in Indonesia, a nation that since 1997 has undergone financial crises and devaluation of its currency, outbreaks of political and religious violence and acts of terrorism, changes in national leadership, and the secession of East Timor, one of its former provinces. These factors heighten the risk of abrupt changes in the national policy toward foreign investors, which in turn could result in unilateral modification of concessions or contracts, increased taxation, denial of permits or permit renewals or expropriation of assets. Presidential and parliamentary elections recently took place, and although the president was re-elected, new ministers or members of parliament may have different (and potentially more negative) views relating to mining in general or relative to our assets and operations from those of their predecessors.
Recent violence committed by radical elements in Indonesia and other countries, and the presence of U.S. forces in Iraq and Afghanistan, may increase the risk that operations owned by U.S. companies will be the target of violence. If our Batu Hijau operation was so targeted it could have an adverse effect on our business.

ITEM 2.	ISSUER PURCHASES OF EQUITY SECURITIES.

(c)
			Total Number of	(d)
	(a)		Shares Purchased	Maximum Number (or
	Total	(b)	as	Approximate Dollar Value) of
	Number	Average	Part of Publicly	Shares that may yet be
	of Shares	Price Paid	Announced Plans	Purchased under the Plans or
Period	Purchased	Per Share	or Programs	Programs

July 1, 2009 through July 31, 2009	—	—	—	—

August 1, 2009 through August 31, 2009	—	—	—	—

September 1, 2009 through September 30, 2009	—	—	—	—

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

ITEM 5.	OTHER MATTERS.
On October 28, 2009, the Board of Directors (the “Board”) of Newmont Mining Corporation (the “Company”) approved and adopted a restatement of the Company’s Certificate of Incorporation, which is attached hereto as Exhibit 3.1. The restatement does not further amend the Certificate of Incorporation, but only restates and integrates into one document all prior amendments to the Certificate of Incorporation, which were previously disclosed by the Company.
On October 28, 2009, the Board approved and adopted amendments to the Company’s By-laws (the “By-laws”), which became effective upon adoption by the Board on October 28, 2009. The By-laws were amended primarily to implement certain recent amendments to the Delaware General Corporation Law. The amendments to the By-laws (i) permit the Board to fix one record date for stockholders entitled to notice of a meeting and a separate record date for determining stockholders entitled to vote at the meeting (Article V, Section 4), (ii) make other non-substantive and conforming changes and (iii) clarify existing provisions. Prior to these amendments, the By-laws did not permit the Board to fix separate record dates.
The foregoing summary of the amendments to the By-laws does not purport to be complete and is qualified in its entirety by reference to the full text of the By-laws, as amended and restated October 28, 2009, which are attached hereto as Exhibit 3.5 and are incorporated herein by reference.

ITEM 6.	EXHIBITS.
(a) The exhibits to this report are listed in the Exhibit Index.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Newmont Mining Corporation
(Registrant)

Date: October 29, 2009	/s/ Russell Ball Russell Ball
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: October 29, 2009	/s/ Roger P. Johnson Roger P. Johnson
Vice President and Chief Accounting Officer
(Principal Accounting Officer)

S-1

NEWMONT MINING CORPORATION
EXHIBIT INDEX

Exhibit
Number	Description

3.1	Certificate of Incorporation of Registrant, restated as of October 28, 2009, filed herewith.

3.5	By-Laws of the Registrant, as amended and restated effective October 28, 2009, filed herewith.

4.1
Indenture, dated as of September 18, 2009, among Registrant, Newmont USA Limited and the Bank of New York Mellon Trust Company, N.A., as Trustee. Incorporated herein by reference to Registrant’s Form 8-K filed with the Securities and Exchange Commission on September 18, 2009.

4.2
First Supplemental Indenture, dated as of September 18, 2009, among Registrant, Newmont USA Limited and the Bank of New York Mellon Trust Company, N.A., as Trustee. Incorporated herein by reference to Registrant’s Form 8-K filed with the Securities and Exchange Commission on September 18, 2009.

4.3	Form of the 2019 Notes (included as part of Exhibit 4.2).

4.4	Form of the 2039 Notes (included as part of Exhibit 4.2).

4.5	Form of Guaranty for the 2019 Notes (included as part of Exhibit 4.2).

4.6	Form of Guaranty for the 2039 Notes (included as part of Exhibit 4.2).

12.1	Computation of Ratio of Earnings to Fixed Charges, filed herewith.

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

101
The following materials from the Quarterly Report on Form 10-Q of Newmont Mining Corporation for the three and nine months ended September 30, 2009, filed on October, 29, 2009, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Income, (ii) Condensed Consolidated Balance Sheets, (iii) Condensed Consolidated Statements of Cash Flows, (iv) document and entity information, and (v) related notes to these financial statements tagged as blocks of text. Users of this data are advised pursuant to Rule 401 of Regulation S-T that the financial information contained in the XBRL document is unaudited and these are not the officially publicly filed financial statements of Newmont Mining Corporation. The purpose of submitting these XBRL formatted documents is to test the related format and technology and, as a result, investors should continue to rely on the official filed version of the furnished documents and not rely on this information in making investment decisions. In accordance with Rule 402 of Regulation S-T, the information in this Exhibit 100 shall not be deemed “filed” for the purposes of section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liability of that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by the specific reference in such filing.

(1)	This document is being furnished in accordance with SEC Release Nos. 33-8212 and 34-47551.