Form 10-K
period 2009-12-31
NEWMONT MINING CORP /DE/
filed 2010-02-25
CIK 1164727

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2009
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

At June 30, 2009, the aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant was $20,005,983,973 based on the closing sale price as reported on the New York Stock Exchange. There were 483,029,539 shares of common stock outstanding (and 7,957,841 exchangeable shares exchangeable into Newmont Mining Corporation common stock on a one-for-one basis) on February 17, 2010.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Registrant’s definitive Proxy Statement submitted to the Registrant’s stockholders in connection with our 2010 Annual Stockholders Meeting to be held on April 23, 2010, are incorporated by reference into Part III of this report.

i

		Page

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	85
ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE	175
ITEM 9A.	CONTROLS AND PROCEDURES	175

PART III
ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT	175
ITEM 11.	EXECUTIVE COMPENSATION	175
ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS	175
ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS	176
ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES	176

PART IV
ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES	177
SIGNATURES		S-1
EXHIBIT INDEX		E-1
EX-10.19
EX-12.1
EX-21
EX-23.1
EX-24
EX-31.1
EX-31.2
EX-32.1
EX-32.2
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

Introduction

Newmont Mining Corporation is primarily a gold producer with significant assets or operations in the United States, Australia, Peru, Indonesia, Ghana, Canada, New Zealand and Mexico. At December 31, 2009, Newmont had proven and probable gold reserves of 91.8 million equity ounces and an aggregate land position of approximately 33,400 square miles (86,500 square kilometers). Newmont is also engaged in the production of copper, principally through its Batu Hijau operation in Indonesia and Boddington operation in Australia. Newmont Mining Corporation’s original predecessor corporation was incorporated in 1921 under the laws of Delaware.

Newmont’s corporate headquarters are in Greenwood Village, Colorado, USA. In this report, “Newmont,” the “Company,” “our” and “we” refer to Newmont Mining Corporation and/or our affiliates and subsidiaries.

Newmont’s net revenues and long-lived assets are geographically distributed as follows:

	Revenues			Long-Lived Assets
	2009	2008	2007	2009	2008	2007

United States	25%	32%	29%	21%	26%	29%
Peru	26%	26%	20%	10%	13%	13%
Australia/New Zealand	16%	17%	15%	33%	20%	15%
Indonesia	24%	17%	29%	14%	17%	17%
Canada	—	—	—	13%	14%	16%
Ghana	7%	7%	6%	8%	9%	9%
Mexico	2%	1%	1%	1%	1%	1%

In September 2009, the Company completed a two part public offering of $900 and $1,100 senior notes maturing on October 1, 2019 and October 1, 2039, respectively. Net proceeds from the 2019 and 2039 notes were $895 and $1,080, respectively. The 2019 notes pay interest semi-annually at a rate of 5.13% per annum and the 2039 notes pay semi-annual interest of 6.25% per annum.

In June 2009, the Company completed the acquisition of the remaining 33.33% interest in Boddington from AngloGold Ashanti Australia Limited (“AngloGold”). The valuation date for the transaction was January 1, 2009, and closing adjustments were made to reflect Newmont’s economic ownership from that date. Consideration for the acquisition consisted of $750 less an $8 closing adjustment paid in cash at closing, $240 paid in cash in December 2009, and a contingent royalty capped at $100, equal to 50% of the average realized operating margin (Revenue less Costs applicable to sales on a by-product basis), if any, exceeding $600 per ounce, payable quarterly on one-third of gold sales from Boddington beginning in the second quarter of 2010. See Item 1A, Risk Factors, Risks Related to Newmont Operations, below.

In February 2009, we issued $518 of convertible senior notes, maturing on February 15, 2012. The notes pay interest semi-annually at a rate of 3.00% per annum. The notes are convertible, at the holder’s option, equivalent to a conversion price of $46.25 per share of common stock. Additionally, on February 3, 2009, we issued 34,500,000 shares of common stock at a price of $37.00, less an underwriting discount of $1.17 per share. Net proceeds for the convertible senior notes and common stock offering were $504 and $1,234, respectively.

The February and September 2009 offerings were made pursuant to our automatic shelf registration statement on Form S-3. See Item 7, Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations.

Segment Information, Export Sales, etc.

Our operating segments include North America, South America, Asia Pacific and Africa. Our North America segment consists primarily of Nevada, La Herradura in Mexico and Hope Bay in Canada. Our South America segment consists primarily of Yanacocha and Conga in Peru. Our Asia Pacific segment consists primarily of Batu Hijau in Indonesia, Boddington in Australia and other smaller operations in Australia/New Zealand. Our Africa segment consists primarily of Ahafo and Akyem in Ghana. See Item 1A, Risk Factors, Risks Related to Newmont Operations, below and Note 31 to the Consolidated Financial Statements for information relating to our operating segments, domestic and export sales, and lack of dependence on a limited number of customers.

Products

Gold

General.  We had consolidated gold sales of 6.5 million ounces (5.3 million equity ounces) in 2009, 6.2 million ounces (5.2 million equity ounces) in 2008 and 6.1 million ounces (5.3 million equity ounces) in 2007. For 2009, 2008 and 2007, 83%, 88% and 78%, respectively, of our net revenues were attributable to gold. Of our 2009 consolidated gold sales, approximately 32% came from North America, 32% from South America, 28% from Asia Pacific and 8% from Africa. References in this report to “equity ounces” or “equity pounds” mean that portion of gold or copper produced, sold or included in proven and probable reserves that is attributable to our ownership or economic interest.

Most of our net revenue comes from the sale of refined gold in the international market. The end product at our gold operations, however, is generally doré bars. Doré is an alloy consisting primarily of gold but also containing silver and other metals. Doré is sent to refiners to produce bullion that meets the required market standard of 99.95% gold. Under the terms of our refining agreements, the doré bars are refined for a fee, and our share of the refined gold and the separately-recovered silver are credited to our account or delivered to buyers. Gold sold from Batu Hijau in Indonesia and a portion of the gold from Boddington in Australia, Phoenix in Nevada and Yanacocha in Peru, is contained in a saleable concentrate containing other metals such as copper or silver.

Gold Uses.  Gold is generally used for fabrication or investment. Fabricated gold has a variety of end uses, including jewelry, electronics, dentistry, industrial and decorative uses, medals, medallions and official coins. Gold investors buy gold bullion, official coins and jewelry.

Gold Supply.  A combination of current mine production and draw-down of existing gold stocks held by governments, financial institutions, industrial organizations and private individuals make up the annual gold supply. Based on public information available for the years 2006 through 2009, on average, current mine production has accounted for approximately 71% of the annual gold supply.

Gold Price.  The following table presents the annual high, low and average daily afternoon fixing prices for gold over the past ten years on the London Bullion Market ($/ounce).

Year	High	Low	Average

2000	$313	$264	$279
2001	$293	$256	$271
2002	$349	$278	$310
2003	$416	$320	$363
2004	$454	$375	$410
2005	$536	$411	$444
2006	$725	$525	$604
2007	$841	$608	$695
2008	$1,011	$713	$872
2009	$1,213	$810	$972
2010 (through February 17, 2010)	$1,153	$1,058	$1,106

Source: Kitco, Reuters and the London Bullion Market Association

On February 17, 2010, the afternoon fixing gold price on the London Bullion Market was $1,119 per ounce and the spot market gold price on the New York Commodity Exchange was $1,120 per ounce.

We generally sell our gold at the prevailing market price during the month in which the gold is delivered to the customer. We recognize revenue from a sale when the price is determinable, the gold has been delivered, the title has been transferred and collection of the sales price is reasonably assured.

Copper

General.  We had consolidated copper sales of 507 million pounds (226 million equity pounds) in 2009, 290 million pounds (130 million equity pounds) in 2008 and 428 million pounds (200 million equity pounds) in 2007. For 2009, 2008 and 2007, 17%, 12% and 22%, respectively, of our net revenues were attributable to copper. Copper production at Batu Hijau, in Indonesia, and Boddington, in Australia, is in the form of saleable concentrate that is sold to smelters for further treatment and refining. At December 31, 2009, we had a 35.44% ownership interest but reported a 52.44% economic interest in the Batu Hijau operation in Indonesia, which began production in 1999. Copper production began in 2009 at Boddington.

Copper Uses.  Refined copper is incorporated into wire and cable products for use in the construction, electric utility, communications and transportation industries. Copper is also used in industrial equipment and machinery, consumer products and a variety of other electrical and electronic applications and is also used to make brass. Copper substitutes include aluminum, plastics, stainless steel and fiber optics. Refined, or cathode, copper is also an internationally traded commodity.

Copper Supply.  A combination of current mine production and recycled scrap material make up the annual copper supply.

Copper Price.  The copper price is quoted on the London Metal Exchange in terms of dollars per metric ton of high grade copper. The following table presents the dollar per pound equivalent of the annual high, low and average daily prices of high grade copper on the London Metal Exchange over the past ten years ($/pound):

Year	High	Low	Average

2000	$0.91	$0.73	$0.82
2001	$0.83	$0.60	$0.72
2002	$0.77	$0.64	$0.71
2003	$1.05	$0.70	$0.81
2004	$1.49	$1.06	$1.30
2005	$2.11	$1.39	$1.67
2006	$3.99	$2.06	$3.05
2007	$3.77	$2.37	$3.24
2008	$4.08	$1.26	$3.15
2009	$3.33	$1.38	$2.36
2010 (through February 17, 2010)	$3.49	$2.83	$3.23

Source: London Metal Exchange

On February 17, 2010, the high grade copper closing price on the London Metal Exchange was $3.23 per pound. Our historic ability to sell copper at market prices was limited in some cases by hedging activities, more particularly described in Note 15 to the Consolidated Financial Statements.

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

Some sulfide ores may be processed through a flotation plant or by bio-milling. In flotation, ore is finely ground, turned into slurry, then placed in a tank known as a flotation cell. Chemicals are added to the slurry causing the gold-containing sulfides to attach to air bubbles and float to the top of the tank. The sulfides are removed from the cell and converted into a concentrate that can then be processed in an autoclave or roaster to recover the gold. Bio-milling incorporates patented technology that involves inoculation of suitable crushed ore on a leach pad with naturally occurring bacteria strains, which oxidize the sulfides over a period of time. The ore is then processed through an oxide mill.

At Batu Hijau, ore containing copper and gold is crushed to a coarse size at the mine and then transported from the mine via conveyor to a concentrator, where it is finely ground and then treated by successive stages of flotation, resulting in a concentrate containing approximately 30% copper. The concentrate is dewatered and stored for loading onto ships for transport to smelters.

At Boddington, ore containing copper and gold is crushed to a coarse size at the mine and then transported via conveyor to a process plant, where it is further crushed and then finely ground as a slurry. The ore is initially treated by flotation which produces a copper/gold concentrate containing approximately 18% copper. Flotation concentrates are processed via a gravity circuit to recover fine liberated gold and then dewatered and stored for loading onto ships for transport to smelters. The flotation tailing has a residual gold content that is recovered in a carbon-in-leach circuit.

At Phoenix, a process similar to that followed at Boddington is used to process a concentrate containing approximately 20% copper, which is loaded onto rail cars for transport to the smelter.

Hedging Activities

Our strategy is to provide shareholders with leverage to changes in the gold and copper prices by selling our gold and copper production at current market prices. Consequently, we do not hedge our gold and copper sales. We continue to manage risks associated with commodity input costs, interest rates and foreign currencies using the derivative market.

For additional information, see Hedging in Item 7A, Quantitative and Qualitative Disclosures about Market Risk, and Note 15 to the Consolidated Financial Statements.

Gold and Copper Reserves

At December 31, 2009 we had 91.8 million equity ounces of proven and probable gold reserves. We added 6.4 million equity ounces to proven and probable reserves, and depleted 6.8 million equity ounces during 2009. We also added 8.2 million equity ounces to proven and probable reserves through acquisitions and divested 1.0 million equity ounces. 2009 reserves were calculated at a gold price assumption of $800, A$1,000 or NZ$1,200 per ounce, respectively. A reconciliation of the changes in proven and probable gold reserves during the past three years follows:

	2009	2008	2007
	(millions of equity ounces)

Opening balance	85.0	86.5	93.9
Depletion	(6.8)	(6.7)	(7.3)
Additions(1)	6.4	5.2	0.8
Acquisitions(2)	8.2	—	—
Other divestments(3)	(1.0)	—	(0.9)

Closing balance	91.8	85.0	86.5

(1)	The impact of the change in gold price assumption on reserve additions was approximately 1.7 million, 1.9 million and 0.7 million equity ounces in 2009, 2008 and 2007, respectively.

(2)	In June 2009 reserves were increased by 6.7 million equity ounces through the acquisition of the remaining 33.33% interest in Boddington. In December 2009 our economic interest in reserves increased by 1.5 million equity ounces as a result of transactions with a noncontrolling partner at Batu Hijau, which increased our economic interest to 52.44%.

(3)	In November and December 2009 our ownership in Batu Hijau decreased from 45% to 35.44% as a result of the divestiture required under the Contract of Work. In July 2009 we sold the Kori Kollo operation in Bolivia. In December 2007 we sold the Pajingo operation. In May 2007 our economic interest in Batu Hijau was reduced from 52.88% to 45% when a noncontrolling partner fully repaid a loan from a Newmont subsidiary.

A reconciliation of the changes in proven and probable gold reserves for 2009 by region is as follows:

	North	South	Asia
	America	America	Pacific	Africa
	(millions of equity ounces)

Opening balance	30.0	13.0	25.0	17.0
Depletion	(2.7)	(1.5)	(1.9)	(0.7)
Additions	3.0	0.4	2.5	0.5
Acquisitions(1)	—	—	8.2	—
Other divestments(2)	—	(0.1)	(0.9)	—

Closing balance	30.3	11.8	32.9	16.8

(1)	In June 2009 reserves were increased by 6.7 million equity ounces through the acquisition of the remaining 33.33% interest in Boddington. In December 2009 our economic interest in reserves increased by 1.5 million equity ounces as a result of transactions with a noncontrolling partner at Batu Hijau, which increased our economic interest to 52.44%.

(2)	In November and December 2009 our ownership in Batu Hijau decreased from 45% to 35.44% as a result of the divestiture required under the Contract of Work. In July 2009 we sold the Kori Kollo operation in Bolivia.

At December 31, 2009 we had 9,120 million equity pounds of proven and probable copper reserves. We added 400 million equity pounds to proven and probable reserves and depleted 310 million equity pounds during 2009. We also added 2,040 million equity pounds to proven and probable reserves through acquisitions and divested 790 million equity pounds. 2009 reserves were calculated at a copper price of $2.00 or A$2.40 per pound. A reconciliation of the changes in proven and probable copper reserves during the past three years is as follows:

	2009	2008	2007
	(millions of equity pounds)

Opening balance	7,780	7,550	7,990
Depletion	(310)	(210)	(310)
Additions(1)	400	440	560
Acquisitions(2)	2,040	—	—
Other divestments(3)	(790)	—	(690)

Closing balance	9,120	7,780	7,550

(1)	The impact of the change in copper price assumption on reserve additions was 290 million, 300 million and 1,650 million equity pounds in 2009, 2008 and 2007, respectively.

(2)	In June 2009 reserves were increased by 640 million equity pounds through the acquisition of the remaining 33.33% interest in Boddington. In December 2009 our economic interest in reserves increased by 1,400 million equity pounds as a result of transactions with a noncontrolling partner at Batu Hijau, which increased our economic interest to 52.44%.

(3)	In November and December 2009 our ownership in Batu Hijau decreased from 45% to 35.44% as a result of the divestiture required under the Contract of Work. In May 2007 our economic interest in Batu Hijau was reduced from 52.88% to 45% when a noncontrolling partner fully repaid a loan from a Newmont subsidiary.

A reconciliation of changes in proven and probable copper reserves for 2009 by region is as follows:

	North	South	Asia
	America	America	Pacific
	(millions of equity pounds)

Opening balance	890	1,660	5,230
Depletion	(50)	—	(260)
Additions	60	—	340
Acquisitions(1)	—	—	2,040
Other divestments(2)	—	—	(790)

Closing balance	900	1,660	6,560

(1)	In June 2009 reserves were increased by 640 million equity pounds through the acquisition of the remaining 33.33% interest in Boddington. In December 2009 our economic interest in reserves increased by 1,400 million equity pounds as a result of transactions with a noncontrolling partner at Batu Hijau, which increased our economic interest to 52.44%.

(2)	In November and December 2009 our ownership in Batu Hijau decreased from 45% to 35.44% as a result of the divestiture required under the Contract of Work.

Our exploration efforts are directed to the discovery of new mineralized material and converting it into proven and probable reserves. We conduct near-mine exploration around our existing mines and greenfields exploration in other regions globally. Near-mine exploration can result in the discovery of additional deposits, which may receive the economic benefit of existing operating, processing, and administrative infrastructures. In contrast, the discovery of new mineralization through greenfields exploration efforts will likely require capital investment to build a separate, stand-alone operation. We expensed $187 in 2009, $213 in 2008 and $177 in 2007 on Exploration.

For additional information, see Item 2, Properties, Proven and Probable Reserves.

Licenses and Concessions

Other than operating licenses for our mining and processing facilities, there are no third party patents, licenses or franchises material to our business. In many countries, however, we conduct our mining and exploration activities pursuant to concessions granted by, or under contract with, the host government. These countries include, among others, Australia, Canada, Ghana, Indonesia, Mexico, New Zealand and Peru. The concessions and contracts are subject to the political risks associated with foreign operations. See Item 1A, Risk Factors, Risks Related to Newmont, below. For a more detailed description of our Indonesian Contract of Work, see Item 2, Properties, below.

Condition of Physical Assets and Insurance

Our business is capital intensive and requires ongoing capital investment for the replacement, modernization or expansion of equipment and facilities. For more information, see Item 7, Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations, Liquidity and Capital Resources, below.

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

We conduct our operations so as to protect public health and the environment and believe our operations are in compliance with applicable laws and regulations in all material respects. Each operating mine has a reclamation plan in place that meets all applicable legal and regulatory requirements. We have made, and expect to make in the future, expenditures to comply with such laws and regulations. We have made estimates of the amount of such expenditures, but cannot precisely predict the amount of such future expenditures. Estimated future reclamation costs are based principally on legal and regulatory requirements. At December 31, 2009, $698 was accrued for reclamation costs relating to current or recently producing properties.

In addition to legal and regulatory compliance, we have developed programs to guide our company toward achieving environmental and sustainable development objectives. Evidencing our management’s commitment towards these objectives, in 2008, we moved our corporate headquarters to an environmentally sustainable, LEED, gold-certified building. We are also committed to managing climate change risks and responsibly reduce our greenhouse gas emissions. We have reported our greenhouse gas emissions annually to the Carbon Disclosure Project since 2004, became a Founding Reporter on The Climate Registry in 2008 and have committed to publicly reporting our independently-verified greenhouse gas emissions in the future. As a result of our efforts, we continue to achieve milestones, such as being the first gold company listed on the Dow Jones Sustainability Index World and receiving International Cyanide Management Code certification at 100% of registered Newmont sites as of the end of 2009.

We are also involved in several matters concerning environmental obligations associated with former, primarily historic, mining activities. Generally, these matters concern developing and implementing remediation plans at the various sites. We believe that the related environmental obligations associated with these sites are similar in nature with respect to the development of remediation plans, their risk profile and the activities required to meet general environmental standards. Based upon our best estimate of our liability for these matters, $161 was accrued at December 31, 2009 for such obligations associated with properties previously owned or operated by us or our subsidiaries. These amounts are included in Other current liabilities and Reclamation and remediation liabilities. Depending upon the ultimate resolution of these matters, which is difficult to predict due to the legal and regulatory uncertainty of the related matters, we believe that it is reasonably possible that the liability for these matters could be as much as 148% greater or 3% lower, than the amount accrued at December 31, 2009. The amounts accrued for these matters are reviewed periodically based upon facts and circumstances available at the time. Changes in estimates are charged to costs and expenses in the period when estimates are revised.

For a discussion of the most significant reclamation and remediation activities, see Item 7, Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations, and Notes 25 and 33 to the Consolidated Financial Statements, below.

Employees and Contractors

Approximately 14,500 people were employed by Newmont at December 31, 2009. In addition, approximately 15,900 people were working as contractors in support of Newmont’s operations.

Forward-Looking Statements

Certain statements contained in this report (including information incorporated by reference) are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are intended to be covered by the safe harbor provided for under these sections. Our forward-looking statements include, without limitation:

•	Estimates regarding future earnings;

•	Estimates of future mineral production and sales, for specific operations and on a consolidated or equity basis;

•	Estimates of future costs applicable to sales, other expenses and taxes for specific operations and on a consolidated basis;

•	Estimates of future cash flows;

•	Estimates of future capital expenditures, construction, production or closure activities and other cash needs, for specific operations and on a consolidated basis, and expectations as to the funding or timing thereof;

•	Estimates as to the projected development of certain ore deposits, including the timing of such development, the costs of such development and financing plans for these deposits;

•	Estimates of reserves and statements regarding future exploration results and reserve replacement and the sensitivity of reserves to metal price changes;

•	Statements regarding the availability, terms and costs related to future borrowing, debt repayment and financing;

•	Estimates regarding future exploration expenditures, results and reserves;

•	Statements regarding fluctuations in financial and currency markets;

•	Estimates regarding potential cost savings, productivity, operating performance, and ownership and cost structures;

•	Expectations regarding the completion and timing of acquisitions or divestitures;

•	Expectations regarding the start-up time, design, mine life, production and costs applicable to sales and exploration potential of our projects;

•	Statements regarding modifications to hedge and derivative positions;

•	Statements regarding political, economic or governmental conditions and environments;

•	Statements regarding future transactions;

•	Statements regarding the impacts of changes in the legal and regulatory environment in which we operate;

•	Estimates of future costs and other liabilities for certain environmental matters; and

•	Estimates of pension and other post-retirement costs.

Where we express an expectation or belief as to future events or results, such expectation or belief is expressed in good faith and believed to have a reasonable basis. However, our forward-looking statements are subject to risks, uncertainties, and other factors, which could cause actual results to differ materially from future results expressed, projected or implied by those forward-looking statements. Such risks include, but are not limited to: the price of gold, copper and other commodities; currency fluctuations; geological and metallurgical assumptions; operating performance of equipment, processes and facilities; labor relations; timing of receipt of necessary governmental permits or approvals; domestic and foreign laws or regulations, particularly relating to the environment and mining; domestic and international economic and political conditions; our ability to obtain or maintain necessary financing; and other risks and hazards associated with mining operations. More detailed information regarding these factors is included in Item 1, Business, Item 1A, Risk Factors, and elsewhere throughout this report. Given these uncertainties, readers are cautioned not to place undue reliance on our forward-looking statements.

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

Our business activities are subject to significant risks, including those described below. Every investor or potential investor in our securities should carefully consider these risks. If any of the described risks actually occurs, our business, financial condition and results of operations could be materially adversely affected. Such risks are not the only ones we face and additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect our business.

A substantial or extended decline in gold or copper prices would have a material adverse effect on Newmont.

Our business is dependent on the price of gold and copper, which are affected by numerous factors beyond our control. Factors tending to influence prices include:

•	gold sales or leasing by governments and central banks or changes in their monetary policy, including gold inventory management and reallocation of reserves;

•	speculative short positions taken by significant investors or traders in gold or copper;

•	the strength of the U.S. dollar;

•	recession or reduced economic activity in the United States and other industrialized or developing countries;

•	decreased industrial, jewelry or investment demand;

•	increased supply from production, disinvestment and scrap;

•	forward sales by producers in hedging or similar transactions; and

•	availability of cheaper substitute materials.

Any decline in our realized gold or copper price adversely impacts our revenues, net income and cash flows, particularly in light of our strategy of not engaging in hedging transactions with respect to gold or copper. We have recorded asset write-downs in the past and may experience additional write-downs as a result of low gold or copper prices in the future.

In addition, sustained lower gold or copper prices can:

•	reduce revenues further through production declines due to cessation of the mining of deposits, or portions of deposits, that have become uneconomic at the then-prevailing gold or copper price;

•	reduce or eliminate the profit that we currently expect from ore stockpiles and ore on leach pads;

•	halt or delay the development of new projects;

•	reduce funds available for exploration with the result that depleted reserves may not be replaced; and

•	reduce existing reserves by removing ores from reserves that can no longer be economically processed at prevailing prices.

Also see the discussion in Item 1, Business, Gold or Copper Price.

We may be unable to replace gold and copper reserves as they become depleted.

Gold and copper producers must continually replace reserves depleted by production to maintain production levels over the long term and provide a return on invested capital. Depleted reserves can be replaced in several ways, including by expanding known ore bodies, by locating new deposits, or by acquiring interests in reserves from third parties. Exploration is highly speculative in nature, involves many risks and frequently is unproductive. Our current or future exploration programs may not result in new mineral producing operations. In addition, for the year 2009, the global exploration budget was reduced significantly as compared to prior years, which may adversely affect the timing and extent of new mineral discoveries and the future replacement of reserves. Even if significant mineralization is discovered, it will likely take many years from the initial phases of exploration until production, during which time the economic feasibility of production may change.

We may consider, from time to time, the acquisition of ore reserves related to development properties and operating mines. Such acquisitions are typically based on an analysis of a variety of factors including historical operating results, estimates of and assumptions regarding the extent of ore reserves, the timing of production from such reserves and cash and other operating costs. Other factors that affect our decision to make any such acquisitions may also include our assumptions for future gold prices or other mineral prices and the projected economic returns and evaluations of existing or potential liabilities associated with the property and its operations and projections of how these may change in the future. In addition, in connection with future acquisitions we may rely on data and reports prepared by third parties and which may contain information or data that we are unable to independently verify or confirm. Other than historical operating results, all of these factors are uncertain and may have an impact on our revenue, our cash and other operating issues, as well as contributing to the uncertainties related to the process used to estimate ore reserves. In addition, there may be intense competition for the acquisition of attractive mining properties.

As a result of these uncertainties, our exploration programs and any acquisitions which we may pursue may not result in the expansion or replacement of our current production with new ore reserves or operations, which could have a material adverse effect on our business, prospects, results of operations and financial condition.

Estimates of proven and probable reserves are uncertain and the volume and grade of ore actually recovered may vary from our estimates.

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

In addition, if the price of gold or copper declines from recent levels, if production costs increase or recovery rates decrease, or if applicable laws and regulations are adversely changed, we can offer no assurance that the indicated level of recovery will be realized or that mineral reserves as currently reported can be mined or processed profitably. If we determine that certain of our ore reserves have become uneconomic, this may ultimately lead to a reduction in our aggregate reported reserves. Consequently, if our actual mineral reserves and resources are less than current estimates, our business, prospects, results of operations and financial condition may be materially impaired.

Increased operating costs could affect our profitability.

Costs at any particular mining location are subject to variation due to a number of factors, such as changing ore grade, changing metallurgy and revisions to mine plans in response to the physical shape and location of the ore body. In addition, costs are affected by the price of input commodities, such as fuel, electricity, labor, chemical reagents, explosives, steel and concrete. Commodity costs are, at times, subject to volatile price movements, including increases that could make production at certain operations less profitable, and to changes in laws and regulations affecting their price, use and transport. Reported costs may also be affected by changes in accounting standards. A material increase in costs at any significant location could have a significant effect on our profitability and operating cash flow.

We could have significant increases in capital and operating costs over the next several years in connection with the development of new projects in challenging jurisdictions and in sustaining existing operations. Costs associated with capital expenditures have escalated on an industry-wide basis over the last several years, as a result of major factors beyond our control, including the prices of oil, steel and other commodities and labor. Increased costs for capital expenditures may have an adverse effect on the profitability of existing mining operations and economic returns anticipated from new mining projects.

Estimates relating to new development projects are uncertain and we may incur higher costs and lower economic returns than estimated.

Mine development projects typically require a number of years and significant expenditures during the development phase before production is possible. Our decision to develop a project is typically based on the feasibility studies results which estimate the anticipated economic returns of a project. The actual project profitability or economic feasibility may differ from such estimates as a result of any of the following factors, among others:

•	unanticipated changes in tonnage, grades and metallurgical characteristics of ore to be mined and processed;

•	higher than anticipated input commodity and labor costs;

•	the quality of the data on which engineering assumptions were made;

•	unanticipated adverse geotechnical conditions;

•	availability of adequate labor force and supply and cost of water and power;

•	fluctuations in inflation and currency exchange rates;

•	availability and terms of financing;

•	delays in obtaining environmental or other government permits or changes in the laws and regulations related to those permits;

•	unanticipated weather or severe climate impacts; and

•	potential delays relating to social and community issues.

Our future development activities may not result in the expansion or replacement of current production with new production, or one or more of these new production sites or facilities may be less profitable than currently anticipated or may not be profitable at all, any of which could have a material adverse effect on our results of operations and financial condition.

We may experience increased costs or losses resulting from the hazards and uncertainties associated with mining.

The exploration for natural resources and the development and production of mining operations are activities that involve a high level of uncertainty. These can be difficult to predict and are often affected by risks and hazards outside of our control. These factors include, but are not limited to:

•	environmental hazards, including discharge of metals, pollutants or hazardous chemicals;

•	industrial accidents including in connection with the operation of mining transportation equipment and accidents associated with the preparation and ignition of large-scale blasting operations;

•	underground fires or floods;

•	encountering unexpected geological formations;

•	unanticipated ground and water conditions;

•	fall-of-ground accidents in underground operations;

•	failure of mining pit slopes and tailings dam walls;

•	seismic activity; and

•	other natural phenomena, such as floods or inclement weather conditions.

The occurrence of one or more of these events in connection with our mining operations may result in the death of, or personal injury to, our employees or other personnel, the loss of mining equipment, damage to or destruction of mineral properties or production facilities, monetary losses, deferral or unanticipated fluctuations in production, environmental damage and potential legal liabilities, all of which may adversely affect our business, prospects, results of operations and financial condition.

Shortages of critical parts, equipment and skilled labor may adversely affect our operations and development projects.

The industry has been impacted by increased demand for critical resources such as input commodities, drilling equipment, tires and skilled labor. These shortages have, at times, caused unanticipated cost increases and delays in delivery times, thereby impacting operating costs, capital expenditures and production schedules.

Compliance with the extensive and constantly changing environmental laws and regulations affecting mining operations requires ongoing expenditures from us, and actual or alleged non-compliance may subject us to significant penalties or to the revocation of existing or future exploration or mining rights.

Our exploration, mining and processing operations are regulated in all countries in which we operate under various federal, state, provincial and local laws relating to the protection of the environment, which generally include air and water quality, protection of protected species, hazardous waste management and reclamation. Compliance with these laws and regulations imposes substantial costs and burdens, and can cause delays in obtaining, or failure to obtain, government permits and approvals which may adversely impact our operations. The regulatory environment in which we operate is constantly changing and may change in ways that would substantially increase costs to achieve compliance, or otherwise could have a material adverse effect on our operations or financial position. Additionally, our operations result in emissions of certain greenhouse gases that may be subject to regulation under legislative and regulatory measures recently enacted or in discussion. Such measures, if implemented, could result in increased costs to us and could adversely affect our business, financial condition or results of operations. For a more detailed discussion of potential environmental liabilities, see the discussion in Environmental Matters, Note 33 to the Consolidated Financial Statements.

Mine closure and remediation costs for environmental liabilities may exceed the provisions we have made.

Natural resource companies are required to close their operations and rehabilitate the lands that they mine in accordance with a variety of environmental laws and regulations. Estimates of the total ultimate closure and rehabilitation costs for gold and copper mining operations are significant and based principally on current legal and regulatory requirements and mine closure plans that may change materially. Any underestimated or unanticipated rehabilitation costs could materially affect our asset values, earnings and cash flows. Environmental liabilities are accrued when they become known, probable and can be reasonably estimated. Whenever a previously unrecognized remediation liability becomes known, or a previously estimated reclamation cost is increased, the amount of that liability and additional cost will be recorded at that time and could materially reduce our consolidated net income in the related period. In addition, regulators are increasingly requesting security in the form of cash collateral, credit, or trust arrangements or guarantees to secure the performance of environmental obligations, which could have an adverse effect on our financial condition.

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

Regulations and pending legislation governing issues involving climate change could result in increased operating costs which could have a material adverse effect on our business.

A number of governments or governmental bodies have introduced or are contemplating regulatory changes in response to the potential impacts of climate change. The December 1997 Kyoto Protocol, which ends in 2012, established a set of greenhouse gas emission targets for developed countries that have ratified the Protocol, which include Ghana, Australia and Peru. The Conference of Parties 15 (“COP15”) of the United Nations Framework Convention on Climate Change held in Copenhagen, Denmark in December 2009 was to determine the path forward after the Kyoto Protocol ends. COP15 resulted in the Copenhagen Accord (the “Accord”), a non-binding document calling for economy-wide emissions targets for 2020. Prior to the January 31, 2010 deadline, the United States, Australia, New Zealand and Indonesia, Ghana and Peru re-affirmed their commitment to the Accord. The U.S. Congress and several U.S. states have initiated legislation regarding climate change that will affect energy prices and demand for carbon intensive products. In December 2009, the U.S. Environmental Protection Agency issued an endangerment finding under the U.S. Clean Air Act that current and projected concentrations of certain mixed greenhouse gases, including carbon dioxide, in the atmosphere threaten the public health and welfare. It is possible that proposed regulation may be promulgated in the U.S. to address the concerns raised by such endangerment finding. Additionally, the Australian Government may potentially reintroduce a national emissions trading scheme and mandatory renewable energy targets. Legislation and increased regulation regarding climate change could impose significant costs on us, our venture partners and our suppliers, including increased energy, capital equipment, environmental monitoring and reporting and other costs to comply with such regulations. Any adopted future climate change regulations could also negatively impact our ability to compete with companies situated in areas not subject to such limitations. Until the timing, scope and extent of any future regulation becomes known, we cannot predict the effect on our financial condition, operating performance and ability to compete. Furthermore, even without such regulation, increased awareness and any adverse publicity in the global marketplace about potential impacts on climate change by us or other companies in our industry could harm our reputation. The potential physical impacts of climate change on our operations are highly uncertain, and would be particular to the geographic circumstances in areas in which we operate. These may include changes in rainfall and storm patterns and intensities, water shortages, changing sea levels and changing temperatures. These impacts may adversely impact the cost, production and financial performance of our operations.

Our operations, particularly those outside North America and Australia/New Zealand, are subject to risks of doing business.

Exploration, development, production and mine closure activities, particularly those outside of North America and Australia/New Zealand, potentially are subject to political and economic risks, including:

•	disadvantages of competing against companies from countries that are not subject to U.S. laws and regulations, including the Foreign Corrupt Practices Act;

•	changes in laws or regulations;

•	royalty and tax increases or claims by governmental entities, including retroactive increases and claims and requests to renegotiate terms of existing royalties and taxes;

•	delays in obtaining or the inability to obtain or maintain necessary governmental permits;

•	expropriation or nationalization of property;

•	currency fluctuations, particularly in countries with high inflation;

•	foreign exchange controls;

•	restrictions on the ability of local operating companies to sell gold offshore for U.S. dollars, or on the ability of such companies to hold U.S. dollars or other foreign currencies in offshore bank accounts;

•	import and export regulations, including restrictions on the export of gold;

•	restrictions on the ability to pay dividends offshore or to otherwise repatriate funds;

•	risk of loss due to civil strife, acts of war, guerrilla activities, insurrection and terrorism;

•	risk of loss due to disease and other potential endemic health issues; and

•	other risks arising out of foreign sovereignty over the areas in which our operations are conducted, including risks inherent in contracts with government owned entities such as unilateral cancellation or renegotiation of contracts, licenses or other mining rights.

Consequently, our exploration, development and production activities, particularly those outside of North America and Australia/New Zealand, may be affected by these and other factors, many of which are beyond our control, some of which could materially adversely affect our financial position or results of operations. Furthermore, if a dispute arises from such activities, we may be subject to the exclusive jurisdiction of courts outside North America or Australia/New Zealand, which could adversely affect the outcome of a dispute.

Our Batu Hijau operation in Indonesia is subject to political and economic risks.

We have a substantial investment in Indonesia, a nation that since 1997 has undergone financial crises and devaluation of its currency, outbreaks of political and religious violence and acts of terrorism, changes in national leadership, and the secession of East Timor, one of its former provinces. These factors heighten the risk of abrupt changes in the national policy toward foreign investors, which in turn could result in unilateral modification of concessions or contracts, increased taxation, denial of permits or permit renewals or expropriation of assets. Subsequent to the commencement of operations, the government designated the land surrounding Batu Hijau as a protection forest, which could make operating permits more difficult to obtain. We have been in discussions with the Indonesian government to obtain an additional forest use permit necessary to make certain amendments to the Batu Hijau environmental management plan and environmental monitoring plan, including modifications with respect to the mine’s pit slope stability. This permit is a key requirement to continue to operate Batu Hijau efficiently and to the ultimate life of the mine and recoverability of reserves. However, the permit has not been received as of the date of this Annual Report. No assurances can be made regarding when or whether the permit and any related plan amendments will be approved. The resulting delay may adversely impact the Batu Hijau mine plan, and may adversely impact future operating and financial results, including deferment or cancellation of future development and operations.

Presidential and parliamentary elections recently took place, and although the president was re-elected, new ministers or members of parliament may have different (and potentially more negative) views relating to mining in general, a preference for national mining companies to own such countries mineral assets, or relative to our assets and operations.

Violence committed by radical elements in Indonesia and other countries, and the presence of U.S. forces in Iraq and Afghanistan, may increase the risk that operations owned by U.S. companies will be the target of violence. If our Batu Hijau operation were so targeted it could have an adverse effect on our business.

Our ownership interest in PT Newmont Nusa Tenggara (“PTNNT”) in Indonesia has been reduced in accordance with the Contract of Work issued by the Indonesian Government. The Contract of Work has been and may continue to be the subject of dispute, and future reductions in our interest in PTNNT may result in our loss of control over the Batu Hijau operations. Moreover the Contract of Work is subject to termination if we do not comply with our obligations, and loss of the Contract of Work would result in loss of all or much of the value of Batu Hijau.

We operate Batu Hijau and currently have a 35.44% ownership interest, held through the Nusa Tenggara Partnership (“NTP”) with an affiliate of Sumitomo Corporation of Japan. We have a 56.25% interest in NTP and a Sumitomo affiliate holds the remaining 43.75%. NTP in turn owns 63% of PTNNT, the Indonesian subsidiary that owns Batu Hijau. In December 2009, the Company entered into a transaction with P.T. Pukuafu Indah (“PTPI”), an unrelated noncontrolling partner of PTNNT, whereby we agreed to advance certain funds to PTPI in exchange for a pledge of the noncontrolling partner’s 20% share of PTNNT dividends, net of withholding tax, and the assignment of its voting rights to the Company. As a result, PTPI was determined to be a Variable Interest Entity (“VIE”) as it has minimal equity capital and the voting rights to its 20% interest in PTNNT reside with Newmont. Based on the above transaction, the Company recognized an additional 17% effective economic interest in PTNNT. Combined with the Company’s 56.25% ownership in NTP, Newmont has a 52.44% effective economic interest in PTNNT and continues to consolidate Batu Hijau in its Consolidated Financial Statements. The remaining 17% in PTNNT is owned by PT Multi Daerah Bersaing

(“PTMDB”), a consortium comprised of Indonesian regional and local governments, and PT Multicapital, an unrelated Indonesian company.

Under the Contract of Work executed in 1986 between the Indonesian government and PTNNT, beginning in 2006 and continuing through 2010, a portion of PTNNT’s shares must be offered for sale, first, to the Indonesian government or, second, to Indonesian nationals, such portion equal to the difference between the following percentages and the percentage of shares already owned by the Indonesian government or Indonesian nationals (if such number is positive): 23% by March 31, 2006; 30% by March 31, 2007; 37% by March 31, 2008; 44% by March 31, 2009; and 51% by March 31, 2010. The price at which such interest must be offered for sale to the Indonesian parties is the highest of the then-current replacement cost, the price at which shares would be accepted for listing on the Jakarta Stock Exchange, or the fair market value of such interest as a going concern, as agreed with the Indonesian government. Pursuant to this provision, the ownership interest in the Batu Hijau mine’s proven and probable equity reserves may be reduced in the future to as low as 27.56% and ownership interest of NTP in PTNNT could be reduced to 49%, thus reducing our ability to control the operation at Batu Hijau. In addition to affecting our level of control over operations over PTNNT, such loss of control may cause us to deconsolidate PTNNT for accounting purposes, which would reduce our reported consolidated sales, cost applicable to sales, amortization, total assets and operating cash flow attributable to PTNNT. See Note 32 to the Consolidated Financial Statements.

PTPI has owned and continues to own a 20% interest in PTNNT, and therefore NTP was required to offer a 3% interest in the shares of PTNNT for sale in 2006 and an additional 7% interest in each of 2007, 2008 and 2009. In accordance with the Contract of Work, an offer to sell a 3% interest was made to the Indonesia government in 2006 and an offer for an additional 7% interest was made in each of 2007, 2008 and 2009. Following notifications from the Department of Energy and Mineral Resources (the “DEMR”) alleging that PTNNT was in breach of its divestiture requirements under the Contract of Work and threatening to issue a notice to terminate the Contract of Work if PTNNT did not agree to divest the 2006, 2007, and 2008 shares in accordance with the direction of the DEMR, the matter was submitted to an international arbitration panel. That panel ruled in March 2009 that the 2006, 2007 and 2008 shares were required to be transferred by the end of September 2009, a deadline that was extended until November 23, 2009 by agreement between PTNNT and the Indonesian Government. In July 2009, the Company reached agreement with the Indonesian government on the price of the 2008 7% interest and the 2009 7% interest and reoffered the 2008 7% interest and the 2009 7% interest to the Indonesian government at this newly agreed price. In November and December 2009, sales agreements were concluded pursuant to which the 2006, 2007, and 2008 shares were transferred to PTMDB and 2009 shares were committed to be transferred to PTMDB. Although the Indonesian government has acknowledged that PTNNT is no longer in breach of the Contract of Work, future disputes may arise as to the further divestiture of the shares. It is uncertain who will acquire any future divestiture shares, and the nature of our relations with the new owners of the 2006 through 2009 shares and any future divestiture shares remain uncertain.

As part of the negotiation of the sale agreements with PTMDB, the parties executed an operating agreement under which each recognizes the right of NTP to operate Batu Hijau and binds the parties to adhere to NTP’s standards for safety, environmental stewardship and community responsibility. The operating agreement becomes effective upon the completion of the sale of the 2009 shares and continues for so long as NTP owns more shares of PTNNT than PTMDB. If the operating agreement terminates, then we will likely lose effective control over the operations of Batu Hijau and will be at risk for operations conducted in a manner that either detracts from value or results in safety, environmental or social standards below those adhered to by NTP. Moreover, there have been statements from time to time by some within the Indonesian government who advocate elimination of Contracts of Work and who may try to instigate future disputes surrounding the Contract of Work, particularly given that Batu Hijau is one of the largest businesses within the country. Although any dispute under the Contract of Work is subject to international arbitration, there can be no assurance that we would prevail in any such dispute and any termination of the Contract of Work could result in substantial diminution in the value of our interests in PTNNT.

Our Company and the mining industry are facing continued geotechnical challenges, which could adversely impact our production and profitability.

Newmont and the mining industry are facing continued geotechnical challenges due to a trend toward mining deeper pits and more complex deposits. This leads to higher pit walls, more complex underground environments and increased exposure to geotechnical instability. As our operations are maturing, the open pits at many of our sites are getting deeper and we have experienced certain geotechnical failures at some of our mines, including, without limitation, in Indonesia at the Batu Hijau open-pit mine. In September 2009, our affiliate, PTNNT, experienced a geotechnical failure of a portion of the west wall. Batu Hijau utilizes an advanced monitoring system that measures movement in the pit walls. As a result, no personnel were in the pit at the time of the failure and no injuries occurred. However, operations were temporarily suspended in order to engage in geotechnical review. Following the completion of remediation work, mining operations resumed at such location again in October 2009. Subsequently, in January 2010, a failure also occurred on a portion of the southeast wall causing a slide, which regrettably resulted in a fatality of one of the mine employees. Operations were temporarily suspended to conduct investigations and operations have since recommenced.

No absolute assurances can be given that unanticipated adverse geotechnical conditions, such a landslides and pit wall failures, will not occur in the future or that such events will be detected in advance. Geotechnical instabilities can be difficult to predict and are often affected by risks and hazards outside of our control, such as severe weather and considerable rainfall, which may lead to periodic floods, mudslides and wall instability, and seismic activity, which may result in slippage of material or mud/topsoil slides.

Geotechnical failures could result in limited or restricted access to mine sites, suspension of operations, government investigations, increased monitoring costs, remediation costs, loss of ore and other impacts, which could cause one or more of our projects to be less profitable than currently anticipated and could result in a material adverse effect on our results of operations and financial condition.

Our operations in Peru are subject to political risks.

During the last several years, Yanacocha, in which we own a 51.35% interest, has been the target of numerous local political protests, including ones that blocked the road between the Yanacocha mine complex and the City of Cajamarca in Peru. In 2004, local opposition to the Cerro Quilish project (which is located adjacent to Yanacocha) became so pronounced that Yanacocha decided to relinquish its drilling permit for Cerro Quilish and the deposit was reclassified from proven and probable reserves to non-reserve mineralization. In 2006 a road blockade was carried out by members of the Combayo community. This blockade was unrelated to Cerro Quilish and resulted in a brief cessation of mining activities. We cannot predict whether similar or more significant incidents will occur and the recurrence of significant community opposition or protests could adversely affect Yanacocha’s assets and operations. In 2007, 2008, 2009 and thus far in 2010, no material roadblocks or protests occurred involving Yanacocha.

In December 2006, Yanacocha, along with other mining companies in Peru, entered into a five-year agreement with the central government to contribute 3.75% of net profits to fund social development projects. Although the current government has generally taken positions promoting private investment, we cannot predict future government positions on foreign investment, mining concessions, land tenure, environmental regulation or taxation. National elections are scheduled in April 2011 and a change in government positions on these issues could adversely affect Yanacocha’s assets and operations, which could have a material adverse effect on our consolidated financial position and results of operations.

Our success depends on our social and environmental performance.

Our ability to operate successfully in communities around the world will likely depend on our ability to develop, operate and close mines in a manner that is consistent with the health and safety of our employees, the protection of the environment, and the creation of long-term economic and social opportunities in the communities in which we operate. We have implemented a management system designed to promote continuous improvement in health and safety, environmental performance and community relations. However, our ability to operate, and thus, our results of operations and our financial condition, could be adversely affected by accidents or events detrimental (or perceived to be detrimental) to the health and safety of our employees, the environment or the communities in which we operate.

Remediation costs for environmental liabilities may exceed the provisions we have made.

We have conducted extensive remediation work at two inactive sites in the United States. We are conducting mill remediation activities at a third site in the United States, an inactive uranium mine and mill formerly operated by a subsidiary of Newmont, but remediation at the mine is subject to dispute. In late 2008 the EPA issued an order regarding water management at the mine. The environmental standards that may ultimately be imposed at this site remain uncertain and a risk exists that the costs of remediation may exceed the financial accruals that have been made for such remediation by a material amount. For a more detailed discussion of potential environmental liabilities, see the discussion in Environmental Matters, Note 33 to the Consolidated Financial Statements.

Whenever a previously unrecognized remediation liability becomes known, or a previously estimated reclamation cost is increased, the amount of that liability and additional cost will be recorded at that time and could materially reduce net income in that period.

Currency fluctuations may affect our costs.

Currency fluctuations may affect the costs that we incur at our operations. Gold and copper is sold throughout the world based principally on the U.S. dollar price, but a portion of our operating expenses are incurred in local currencies. The appreciation of those local currencies against the U.S. dollar increases our costs of production in U.S. dollar terms at mines located outside the United States.

The foreign currency that primarily impacts our results of operations is the Australian dollar. We estimate that every $0.10 increase in U.S. dollar/Australian dollar exchange rate increases annually the U.S. dollar Costs applicable to sales by approximately $40 for each ounce of gold produced from operations in Australia before taking into account the impact of currency hedging. From December 31, 2008 to December 31, 2009, the Australian dollar appreciated by approximately $0.21 per U.S. dollar, or approximately 30%. In mid-2007, we implemented derivative programs to hedge up to 85% of our future forecasted Australian dollar denominated operating and capital expenditures to reduce the variability in our Australian dollar denominated expenditures. At December 31, 2009 we have hedged 60%, 37% and 13% of our forecasted Australian denominated operating costs in 2010, 2011 and 2012, respectively. Our Australian dollar derivative programs will limit the benefit to the Company of future decreases if any, in the US dollar/Australian dollar exchange rates. For additional information, see Item 7, Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations, Results of Consolidated Operations, Foreign Currency Exchange Rates, below. For a more detailed description of how currency exchange rates may affect costs, see discussion in Foreign Currency in Item 7A, Quantitative and Qualitative Discussions About Market Risk.

Our business requires substantial capital investment and we may be unable to raise additional funding on favorable terms.

The construction and operation of potential future projects including the Akyem project in Ghana, the Conga project in Peru, the Hope Bay project in Nunavut, Canada, and various exploration projects will require significant funding. Our operating cash flow and other sources of funding may become insufficient to meet all of these requirements, depending on the timing and costs of development of these and other projects. As a result, new sources of capital may be needed to meet the funding requirements of these investments, fund our ongoing business activities and pay dividends. Our ability to raise and service significant new sources of capital will be a function of macroeconomic conditions, future gold and copper prices, our operational performance and our current cash flow and debt position, among other factors. In the event of lower gold and copper prices, unanticipated operating or financial challenges, or a further dislocation in the financial markets as experienced in recent years, our ability to pursue new business opportunities, invest in existing and new projects, fund our ongoing operations, retire or service all outstanding debt and pay dividends could be significantly constrained.

Any downgrade in the credit ratings assigned to our debt securities could increase our future borrowing costs and adversely affect the availability of new financing.

At December 31, 2009 Standard & Poor’s Rating Services rated Newmont Mining Corporation BBB+, with a stable outlook, and Moody’s Investors Service rated Newmont Mining Corporation Baa2 with a stable outlook. There can be no assurance that any rating assigned will remain for any given period of time or that a rating will not be lowered if, in that rating agency’s judgment, future circumstances relating to the basis of the rating, so warrant. If we are unable to maintain our outstanding debt and financial ratios at levels acceptable to the credit rating agencies, or should our business prospects deteriorate, our ratings could be downgraded by the rating agencies, which could adversely affect the value of our outstanding securities, our existing debt and our ability to obtain new financing on favorable terms, if at all, and increase our borrowing costs, which in turn could impair our results of operations and financial condition. See also “Future Funding Requirements may Affect our Business” and “Current Global Financial Conditions could Adversely Affect the Availability of New Financing and our Operations.”

To the extent that we seek to expand our operations and increase our reserves through acquisitions, we may experience issues in executing acquisitions or integrating acquired operations.

From time to time, we may examine opportunities to make selective acquisitions in order to expand our operations and reported reserves. The success of any acquisition would depend on a number of factors, including, but not limited to:

•	identifying suitable candidates for acquisition and negotiating acceptable terms for any such acquisition;

•	obtaining approval from regulatory authorities and potentially the Company’s shareholders;

•	maintaining our financial and strategic focus and avoiding distraction of management during the process of integrating the acquired business;

•	implementing our standards, controls, procedures and policies at the acquired business; and

•	to the extent the acquired operations are in a country in which we have not operated historically, understanding the regulations and challenges of operating in that new jurisdiction.

There can be no assurance that we will be able to conclude any acquisitions successfully, or that any acquisition will achieve the anticipated synergies or other positive results. Any material problems that we encounter in connection with such an acquisition could have a material adverse effect on our business, operating results and financial condition.

Our operations may be adversely affected by power shortages.

We have periodically experienced power shortages in Ghana resulting primarily from drought, increasing demands for electricity and insufficient hydroelectric or other generating capacity which caused curtailment of production at our Ahafo operations. As a result of the mining industry’s initiative to construct and install an 80 mega-watt power plant during 2007, the Ghanaian government has agreed, if required, to curtail power consumption as a result of power shortages and to distribute available power proportionately between participating mines and other industrial and commercial users. Alternative sources of power may result in higher than anticipated costs, which will affect operating costs. Continued power shortages and increased costs may adversely affect our results of operations and financial condition.

Occurrence of events for which we are not insured may affect our cash flow and overall profitability.

We maintain insurance policies that mitigate against certain risks related to our operations. This insurance is maintained in amounts that we believe are reasonable depending upon the circumstances surrounding each identified risk. However, we may elect not to have insurance for certain risks because of the high premiums associated with insuring those risks or for various other reasons; in other cases, insurance may not be available for certain risks. Some concern always exists with respect to investments in parts of the world where civil unrest, war, nationalist movements, political violence or economic crises are possible. These countries may also pose heightened risks of expropriation of assets, business interruption, increased taxation or unilateral modification of concessions and contracts. We do not maintain insurance policies against political risk. Occurrence of events for which we are not insured may affect our results of operations and financial position.

Our business depends on good relations with our employees.

Due to union activities or other employee actions, we could experience labor disputes, work stoppages or other disruptions in production that could adversely affect us. At December 31, 2009 union represented employees constituted approximately 54% of our worldwide work force. Currently, there are labor agreements in effect for all of these workers. The labor agreement for Yanacocha expires on February 28, 2010 and is currently being re-negotiated. There can be no assurance that any future disputes will be resolved without disruptions to operations.

Title to some of our properties may be defective or challenged.

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

Competition from other mining companies may harm our business.

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

Our ability to recognize the benefits of deferred tax assets is dependent on future cash flows and taxable income.

We recognize the expected future tax benefit from deferred tax assets when the tax benefit is considered to be more likely than not of being realized, otherwise, a valuation allowance is applied against deferred tax assets. Assessing the recoverability of deferred tax assets requires management to make significant estimates related to expectations of future taxable income. Estimates of future taxable income are based on forecasted cash flows from operations and the application of existing tax laws in each jurisdiction. To the extent that future cash flows and taxable income differ significantly from estimates, our ability to realize the deferred tax assets could be impacted. Additionally, future changes in tax laws could limit our ability to obtain the future tax benefits represented by our deferred tax assets. At December 31, 2009 the Company’s current and long-term deferred tax assets were $215 and $937, respectively.

Returns for investments in pension plans are uncertain.

We maintain pension plans for certain employees which provide for specified payments after retirement. The ability of the pension plans to provide the specified benefits depends on our funding of the plans and returns on investments made by the plans. Returns, if any, on investments are subject to fluctuations based on investment choices and market conditions. A sustained period of low returns or losses on investments could require us to fund the pension plans to a greater extent than anticipated. During the second half of 2008 and early 2009, the value of the investments in our pension plans decreased significantly. While the plans have sufficient assets to meet benefit payments in the near term, the plans are underfunded for purposes of long-term sustainable payout to all employees. During the later part of 2009, the value of the investments in our pension plans improved, but not to the mid-2008 levels. If the plan investment values do not recover sufficiently, we may be required to increase the amount of future cash contributions. For a more detailed discussion of the funding status and expected benefit payments to plan participants, see the discussion in Employee-Related Benefits, Note 22 to the Consolidated Financial Statements.

ITEM 2.	PROPERTIES (dollars in millions except per share, per ounce and per pound amounts)

Production and Development Properties

Newmont’s significant production properties are described below. Operating statistics for each operation are presented in a table in the next section of Item 2.

North America

Nevada, USA.  We have been mining gold in Nevada since 1965. Nevada operations include Carlin, located west of the city of Elko on the geologic feature known as the Carlin Trend, the Phoenix mine, located 10 miles south of Battle Mountain, the Twin Creeks mine, located approximately 15 miles north of Golconda, and the Midas mine near the town of the same name. We also participate in the Turquoise Ridge joint venture with a subsidiary of Barrick Gold Corporation (“Barrick”), which utilizes mill capacity at Twin Creeks.

Gold sales from Nevada totaled approximately 2.0 million ounces for 2009 with ore mined from eight open pit and six underground mines. At December 31, 2009 we reported 28.5 million equity ounces of gold reserves in Nevada, with 84% of those ounces in open pit mines and 16% in underground mines. We are pursuing several development opportunities in Nevada with significant reserve expansion potential.

The Nevada operations produce gold from a variety of ore types requiring different processing techniques depending on economic and metallurgical characteristics. To ensure the best use of processing capacity, we use a linear programming model to guide the flow of both mining sequence selection and routing of ore streams to various plants. Refractory ores, which require more complex, higher cost processing methods, generated 77% of Nevada’s gold production in 2009, compared with 72% in 2008, and 75% in 2007. With respect to remaining reserves, we estimate that approximately 82% are refractory ores and 18% are oxide ores. Higher-grade oxide ores are processed by conventional milling and cyanide leaching at Carlin (Mill 5) and Twin Creeks (Juniper). Lower-grade material with suitable cyanide solubility is treated on heap leach pads at Carlin and Twin Creeks. Higher-grade refractory ores are processed through either a roaster at Carlin (Mill 6) or autoclaves at Twin Creeks (Sage). Lower-grade refractory ores are processed at Carlin by either bio-oxidation/flotation or direct flotation at Mill 5. Mill 5 flotation concentrates are then processed at the Carlin roaster or the Twin Creeks autoclaves and additional gold is recovered from the flotation tails by cyanide leaching. The Phoenix mill produces a gravity gold concentrate and a copper/gold flotation concentrate and recovers additional gold from cyanide leaching of the flotation tails. Ore from the Midas mine is processed by conventional milling and Merrill-Crowe zinc precipitation. Activated carbon from the various leaching circuits is treated to produce gold ore at the Carlin or Twin Creeks refineries. Zinc precipitate at Midas is refined on-site.

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

We have a 25% interest in a joint venture with Barrick in the Turquoise Ridge mine. Newmont has an agreement to provide up to 2,000 tons per day of milling capacity at Twin Creeks to the joint venture. Barrick is the operator of the joint venture. Gold sales of 39,000 ounces in 2009, 50,100 ounces in 2008 and 62,800 ounces in 2007 were attributable to Newmont, based on our 25% ownership interest.

We have ore sale agreements with Barrick and Yukon-Nevada Gold Corporation (“Yukon-Nevada”) to process the Company’s ore. We recognized attributable gold sales, net of treatment charges, of 700 ounces in 2009, 8,000 ounces in 2008 and 58,600 ounces in 2007, pursuant to these agreements. During 2008, Yukon-Nevada discontinued operations; however, during the second half of 2009, they resumed operations on a limited basis.

We have sales and refining agreements with Gerald Metals, Peñoles, Johnson Matthey, Just Refiners and Glencore to process intermediate gold bearing product.

Mexico.  We have a 44% interest in La Herradura, which is located in Mexico’s Sonora desert. La Herradura is operated by Fresnillo PLC (which owns the remaining 56% interest) and comprises open pit operations with run-of-mine heap leach processing. La Herradura sold 112,500 ounces of gold attributable to Newmont in 2009 and at December 31, 2009 we reported 1.8 million equity ounces of gold reserves at La Herradura. La Herradura is currently developing two new deposits, Soledad and Dipolos, for production scheduled to begin in 2010.

Hope Bay, Canada.  We own 100% of the Hope Bay project, a large undeveloped gold project in the Nunavut Territory of Canada. Since acquiring this property in early 2008, we have made significant infrastructure improvements and identified an additional 45 new drilling targets. The Company is currently evaluating an underground operation to advance production.

South America

Yanacocha, Peru.  The properties of Minera Yanacocha S.R.L. (“Yanacocha”) are located approximately 375 miles (604 kilometers) north of Lima and 30 miles (48 kilometers) north of the city of Cajamarca, in Peru. Yanacocha began production in 1993. We hold a 51.35% interest in Yanacocha with the remaining interests held by Compañia de Minas Buenaventura, S.A.A. (“Buenaventura”) (43.65%) and the International Finance Corporation (5%).

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

Yanacocha currently has three active open pit mines, Cerro Yanacocha, La Quinua and Chaquicocha. Reclamation and/or backfilling activities at Carachugo, San José and Maqui Maqui are currently underway. Yanacocha has four leach pads, three processing facilities, and one mill, which began commercial production in the second quarter of 2008. Yanacocha’s gold sales for 2009 totaled 2.1 million ounces (1.1 million equity ounces) and at December 31, 2009 we reported 5.4 million equity ounces of gold reserves at Yanacocha.

Yanacocha, along with other mining companies in Peru, agreed with the central government in December 2006 to contribute 3.75% of its net profits to fund social development projects for a period of up to five years, contingent upon metal prices remaining high.

Conga, Peru.  The Conga project (51.35% owned) is located within close proximity of existing operations at Yanacocha. Feasibility studies on our preferred development option were completed in late 2009 and a construction decision is expected in the fourth quarter of 2010 assuming government approval. The project is progressing into the development stage with production expected in late 2014 to 2015. At December 31, 2009 we reported 6.1 million equity ounces of gold reserves and 1,660 million equity pounds of copper reserves at Conga.

Asia Pacific

Australia/New Zealand.  In Australia, mineral exploration and mining titles are granted by the individual states or territories. Mineral titles may also be subject to native title legislation or, in the Northern Territory, to Aboriginal freehold title legislation that entitles indigenous persons to compensation calculated by reference to the gross value of production. In 1992, the High Court of Australia held that Aboriginal people who have maintained a continuing connection with their land according to their traditions and customs may hold certain rights in respect of the land (such rights commonly referred to as “native title”). Since the High Court’s decision, Australia has passed legislation providing for the protection of native title and established procedures for Aboriginal people to claim these rights. The fact that native title is claimed with respect to an area, however, does not necessarily mean that native title exists, and disputes may be resolved by the courts.

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

Boddington.  Boddington (100% owned) is located 81 miles (130 kilometers) southeast of Perth in Western Australia. Boddington has been wholly owned since June 2009 when Newmont acquired the final 33.33% interest from AngloGold Ashanti Australia Limited (“AngloGold”). Boddington poured its first gold on September 30, 2009, commenced commercial production in November 2009 and expects a 12 month ramp-up period to design capacity. Boddington sold 103,300 ounces of gold, including 8,200 incremental start-up ounces, and 9.0 million pounds of copper and at December 31, 2009 we reported 21.0 million equity gold ounces and 2,040 million equity copper pounds of reserves at Boddington.

Jundee.  Jundee (100% owned) is situated approximately 435 miles (700 kilometers) northeast of Perth in Western Australia. We mined ore at Jundee solely from underground sources in 2009, with mill feed supplemented from oxide stockpiles for blending purposes. Jundee sold 412,300 ounces of gold in 2009 and at December 31, 2009 we reported 1.2 million equity ounces of gold reserves at Jundee.

Kalgoorlie.  Kalgoorlie (50% owned) comprises the Fimiston open pit (commonly referred to as the Super Pit) and Mt. Charlotte underground mine at Kalgoorlie-Boulder, 373 miles (600 kilometers) east of Perth in Western Australia. The mines are managed by Kalgoorlie Consolidated Gold Mines Pty Ltd for the joint venture owners, Newmont and Barrick. The Super Pit is one of Australia’s largest gold mines in terms of gold production and annual mining volume. During 2009, the Kalgoorlie operations sold 335,800 equity ounces of gold and at December 31, 2009 we reported 4.2 million equity ounces of gold reserves at Kalgoorlie.

Tanami.  Tanami (100% owned) includes the Granites treatment plant and associated mining operations, which are located in the Northern Territory approximately 342 miles (550 kilometers) northwest of Alice Springs, adjacent to the Tanami highway, and the Dead Bullock Soak mining operations, approximately 25 miles (40 kilometers) west of the Granites. Operations are predominantly focused on the Callie underground mine at Dead Bullock Soak and ore is processed through the Granites treatment plant. During 2009, the Tanami operations sold 290,900 ounces of gold and at December 31, 2009 we reported 1.6 million equity ounces of gold reserves at Tanami.

Waihi.  Waihi (100% owned) is located within the town of Waihi, approximately 68 miles (110 kilometers) southeast of Auckland, New Zealand and consists of the Favona underground deposit and the Martha open pit. The Waihi operation sold 118,200 ounces of gold in 2009 and at December 31, 2009 we reported 0.4 million equity ounces of gold reserves at Waihi.

Batu Hijau, Indonesia.  Batu Hijau is located on the island of Sumbawa, approximately 950 miles (1,529 kilometers) east of Jakarta. Batu Hijau is a large porphyry copper/gold deposit, which Newmont discovered in 1990. Development and construction activities began in 1997 and start-up occurred in late 1999. In 2009, copper sales were 497.7 million pounds (217.0 million equity pounds), while gold sales were 550,500 ounces (239,700 equity ounces) and at December 31, 2009 we reported 4,520 million equity pounds of copper reserves and 4.5 million equity ounces of gold reserves at Batu Hijau.

We own 35.44% of the Batu Hijau mine through the Nusa Tenggara Partnership (“NTP”) with an affiliate of Sumitomo Corporation of Japan. We have a 56.25% interest in NTP and the Sumitomo affiliate holds the remaining 43.75%. NTP in turn owns 63% of PT Newmont Nusa Tenggara (“PTNNT”), the Indonesian subsidiary that owns Batu Hijau. In December 2009, Newmont entered into a transaction with P.T. Pukuafu Indah (“PTPI”), an unrelated noncontrolling partner of PTNNT, whereby we agreed to advance certain funds to PTPI in exchange for a pledge of the noncontrolling partner’s 20% share of PTNNT dividends, net of withholding tax, and the assignment of its voting rights to the Company. As a result, PTPI was determined to be a Variable Interest Entity (“VIE”) as it has minimal equity capital and the voting rights to its 20% interest in PTNNT reside with Newmont. As a result, our effective economic interest in PTNNT increased by 17% to 52.44% at December 31, 2009. The remaining 17% interest in PTNNT is owned by PTMDB, a consortium comprised of regional and local governments near the Batu Hijau mine, and PT Multicapital, an unrelated Indonesia company. We are currently the operator of Batu Hijau.

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

Under the Contract of Work executed in 1986 between the Indonesian government and PTNNT, beginning in 2006 and continuing through 2010, a portion of PTNNT’s shares must be offered for sale, first, to the Indonesian government or, second, to Indonesian nationals, such portion equal to the difference between the following percentages and the percentage of shares already owned by the Indonesian government or Indonesian nationals (if such number is positive): 23% by March 31, 2006; 30% by March 31, 2007; 37% by March 31, 2008; 44% by March 31, 2009; and 51% by March 31, 2010. The price at which such interest must be offered for sale to the Indonesian parties is the highest of the then-current replacement cost, the price at which shares would be accepted for listing on the Jakarta Stock Exchange, or the fair market value of such interest as a going concern, as agreed with the Indonesian government. Pursuant to this provision, the ownership interest in the Batu Hijau mine’s proven and probable equity reserves may be reduced in the future to as low as 27.56% and ownership interest of NTP in PTNNT could be reduced to 49%, thus reducing our ability to control the operation at Batu Hijau. In addition to affecting our level of control over operations over PTNNT, such loss of control may cause us to deconsolidate PTNNT for accounting purposes, which would reduce our reported consolidated sales, cost applicable to sales, amortization, total assets and operating cash flow attributable to PTNNT. See Note 32 to the Consolidated Financial Statements.

PTPI has owned and continues to own a 20% interest in PTNNT, and therefore NTP (the Newmont-Sumitomo partnership) was required to offer a 3% interest in PTNNT for sale in 2006 and an additional 7% interest in each of 2007, 2008 and 2009. In accordance with the Contract of Work, an offer to sell a 3% interest was made to the Indonesian government in 2006 and an offer for an additional 7% interest was made in each of 2007, 2008 and 2009. Following notifications from the Department of Energy and Mineral Resources (the “DEMR”) alleging that PTNNT was in breach of its divestiture requirements under the Contract of Work and threatening to issue a notice to terminate the Contract of Work if PTNNT did not agree to divest the 2006, 2007 and 2008 shares in accordance with the direction of the DEMR, the matter was submitted to an international arbitration panel. That panel ruled in March 2009 that the 2006, 2007 and 2008 shares were required to be transferred by the end of September 2009, a deadline that was extended until November 23, 2009 by agreement between PTNNT and the Indonesian Government. In July 2009, the Company reached agreement with the Indonesian government on the price of the 2008 7% interest and the 2009 7% interest and reoffered the 2008 7% interest and the 2009 7% interest to the Indonesian government at this newly agreed price. In November and December 2009, sales agreements were concluded pursuant to which the 2006, 2007, and 2008 shares were transferred to PTMDB and 2009 shares were committed to be transferred to PTMDB. Although the Indonesian government has acknowledged that PTNNT is no longer in breach of the Contract of Work, future disputes may arise as to the further divestiture of the shares. It is uncertain who will acquire any future divestiture shares, and the nature of our relations with the new owners of the 2006-2009 shares and any future divestiture shares remain uncertain.

As part of the negotiation of the sale agreements with PTMDB, the parties executed an operating agreement under which each recognizes the right of NTP to operate Batu Hijau and binds the parties to adhere to NTP’s standards for safety, environmental stewardship and community responsibility. The operating agreement becomes effective upon the completion of the sale of the 2009 shares and continues for so long as NTP owns more shares of PTNNT than PTMDB. If the operating agreement terminates, then we will likely lose effective control over the operations of Batu Hijau and will be at risk for operations conducted in a manner that either detracts from value or results in safety, environmental or social standards below those adhered to by NTP.

The forest use permit was received on September 1, 2009 and the permit renewal is valid until 2025. We have been in discussions with the Indonesian government to obtain an additional forest use permit necessary to make certain amendments to the Batu Hijau environmental management plan and environmental monitoring plan, including modifications with respect to the mine’s pit slope stability. These permits are key requirements to continue to operate Batu Hijau efficiently and to the ultimate life of the mine and recoverability of reserves. However, the additional forest use permit has not been received as of the date of this Annual Report. No assurances can be made regarding when or whether the permit and any related plan amendments will be approved. The resulting delay may adversely impact the Batu Hijau mine plan, and may adversely impact future operating and financial results, including deferment or cancellation of future development and operations.

Africa

Ahafo.  Ahafo (100% owned) is located in the Brong-Ahafo Region of Ghana, approximately 180 miles (290 kilometers) northwest of Accra. We currently operate three open pits at Ahafo with reserves contained in 17 pits. Development of a fourth pit, Amoma, is underway and production is expected to begin in late 2010. The process plant consists of a conventional mill and carbon-in-leach circuit. Ahafo sold 546,400 ounces of gold in 2009 and at December 31, 2009 we reported 9.1 million equity ounces of gold reserves at Ahafo.

In December 2003, Ghana’s Parliament unanimously ratified an Investment Agreement between Newmont and the Government of Ghana. The Agreement establishes a fixed fiscal and legal regime, including fixed royalty and tax rates, for the life of any Newmont project in Ghana. Under the Agreement, we will pay corporate income tax at the Ghana statutory tax rate (presently 25% but not to exceed 32.5%) and fixed gross royalties on gold production of 3.0% (3.6% for any production from forest reserve areas). The Government of Ghana is also entitled to receive 10% of a project’s net cash flow after we have recouped our investment and may acquire up to 20% of a project’s equity at fair market value on or after the 15th anniversary of such project’s commencement of production. The Investment Agreement also contains commitments with respect to job training for local Ghanaians, community development, purchasing of local goods and services and environmental protection. In 2009 the Minister of Finance implemented the National Fiscal Stabilization levy, which is an additional tax of profits. Negotiations are ongoing with the commissioner of the Ghana Internal Revenue Service on the applicability of the levy, given Newmont’s Investment Agreement. While negotiations are pending, we have paid and included $3 in Income tax expense to date under the levy.

Akyem, Ghana.  Akyem (100% owned) is located approximately 80 miles (125 kilometers) northwest of Accra. We recently received the Environmental Permit and the Mining Lease for Akyem and we are advancing the project towards a development decision in the second half of 2010, which could result in production in late 2013 to 2014. At December 31 2009 we reported 7.7 million equity ounces of gold reserves at Akyem.

Operating Statistics

The following tables detail operating statistics related to gold production, sales and production costs.

	North America			South America
Year Ended December 31,	2009	2008	2007	2009	2008	2007

Tons mined (000 dry short tons):
Open pit	239,102	222,222	237,933	197,559	211,525	208,871
Underground	2,740	2,500	1,942	—	—	—
Tons processed (000 dry short tons):
Mill	24,702	24,755	25,526	6,242	4,196	—
Leach	19,697	26,210	19,313	136,293	97,823	98,319
Average ore grade (oz/ton):
Mill	0.085	0.093	0.098	0.118	0.082	—
Leach	0.022	0.025	0.031	0.018	0.018	0.019
Average mill recovery rate	81.8%	81.8%	81.2%	86.4%	88.2%	—
Ounces produced (000):
Mill	1,700	1,878	2,016	630	304	—
Leach	398	476	418	1,428	1,505	1,565
Incremental start-up(1)	1	1	6	—	—	—

	2,099	2,355	2,440	2,058	1,809	1,565

Ounces sold (000):
Consolidated	2,118	2,320	2,439	2,068	1,843	1,565
Less noncontrolling interests	—	—	—	(1,006)	(897)	(762)

Equity(2)	2,118	2,320	2,439	1,062	946	803

Production costs per ounce:
Direct mining and production costs	$535	$461	$440	$319	$354	$310
By-product credits	(55)	(38)	(26)	(31)	(27)	(22)
Royalties and production taxes	27	28	12	18	16	13
Other	6	6	6	5	3	12

Costs applicable to sales	513	457	432	311	346	313
Amortization	128	110	94	81	92	103
Reclamation/accretion expense	3	3	2	6	5	6

Total production costs	$644	$570	$528	$398	$443	$422

	Asia Pacific			Africa
Year Ended December 31,	2009	2008	2007	2009	2008	2007

Tons mined (000 dry short tons):
Open pit	204,814	244,220	301,166	51,971	50,567	44,235
Underground	3,778	3,896	3,547	—	—	—
Tons milled (000 dry short tons)	58,853	50,074	58,714	8,335	8,262	8,090
Average ore grade (oz/ton)	0.034	0.033	0.032	0.074	0.075	0.060
Average mill recovery rate	88.3%	88.0%	88.0%	87.2%	89.7%	92.0%
Ounces produced (000):
Mill	1,776	1,464	1,665	532	506	456
Incremental start-up(1)	56	—	—	—	19	—

	1,832	1,464	1,665	532	525	456

Ounces sold (000):
Consolidated	1,811	1,486	1,647	546	521	446
Less noncontrolling interests	(311)	(164)	(264)	—	—	—

Equity(2)	1,500	1,322	1,383	546	521	446

Production costs per ounce:
Direct mining and production costs	$395	$502	$382	$414	$380	$355
By-product credits	(10)	(9)	(6)	(1)	(1)	(1)
Royalties and production taxes	32	29	25	29	27	21
Other	1	2	4	2	2	1

Costs applicable to sales	418	524	405	444	408	376
Amortization	100	99	81	125	126	96
Reclamation/accretion expense	4	5	5	4	3	1

Total production costs	$522	$628	$491	$573	$537	473

	Total Gold
Year Ended December 31,	2009	2008	2007

Ounces produced (000):
Mill	4,638	4,152	4,137
Leach	1,826	1,981	1,983
Incremental start-up(1)	57	20	6

	6,521	6,153	6,126

Ounces sold (000):
Consolidated	6,543	6,170	6,097
Less noncontrolling interests	(1,317)	(1,061)	(1,026)
Discontinued operations(3)	33	75	247

Equity(2)	5,259	5,184	5,318

Production costs per ounce:
Direct mining and production costs	$418	$432	$385
By-product credits	(30)	(25)	(18)
Royalties and production taxes	26	25	17
Other	3	4	6

Costs applicable to sales	417	436	390
Amortization	105	103	93
Reclamation/accretion expense	4	4	4

Total production costs	$526	$543	$487

(1)	Incremental start-up includes the removal and production of de minimis saleable materials during development and is recorded as Other income, net of incremental mining and processing costs.

(2)	Gold ounces sold attributable to Newmont after noncontrolling interests.

(3)	Gold ounces sold attributable to Newmont from discontinued operations at Kori Kollo, Bolivia and Pajingo, Australia.

The following table details operating statistics related to copper production, sales and production costs.

	Asia Pacific
Year Ended December 31,	2009	2008	2007

Tons milled (000 dry short tons)	47,087	37,818	46,782
Average copper grade	0.60%	0.47%	0.60%
Average copper recovery rate	89.2%	80.6%	86.1%
Copper pounds produced (millions)	499	285	484
Copper pounds sold (millions):
Consolidated	507	290	428
Less noncontrolling interests	(281)	(160)	(228)

Equity(1)	226	130	200

Production costs per pound:
Costs applicable to sales	$0.64	$1.38	$1.05
Amortization	0.16	0.28	0.22
Reclamation/accretion expense	0.01	0.02	0.01

Total production costs	$0.81	$1.68	$1.28

(1)	Equity copper pounds sold attributable to Newmont after noncontrolling interests.

Proven and Probable Equity Reserves

We had proven and probable gold reserves of 91.8 million equity ounces at December 31, 2009, calculated at a gold price assumption of $800, A$1,000 or NZ$1,200 per ounce, respectively. Our 2009 reserves would decline by approximately 7% (6.6 million ounces), if calculated at a $750 per ounce gold price. An increase in the gold price to $850 per ounce would increase reserves by approximately 3% (3.1 million ounces), all other assumptions remaining constant. For 2008, reserves were calculated at a gold price assumption of $725, A$850 or NZ$1,000 per ounce, respectively.

At December 31, 2009 our proven and probable gold reserves in North America were 30.3 million equity ounces. Outside of North America, year-end proven and probable gold reserves were 61.5 million equity ounces, including 32.9 million equity ounces in Asia Pacific, 16.8 million equity ounces in Africa and 11.8 million equity ounces in South America.

Our proven and probable copper reserves at December 31, 2009 were 9,120 million equity pounds. For 2009, reserves were calculated at a copper price assumption of $2.00 or A$2.40 per pound, respectively, unchanged from 2008.

Under our current mining plans, all of our reserves are located on fee property or mining claims or will be depleted during the terms of existing mining licenses or concessions, or where applicable, any assured renewal or extension periods for such licenses or concessions.

Proven and probable equity reserves are based on extensive drilling, sampling, mine modeling and metallurgical testing from which we determined economic feasibility. The price sensitivity of reserves depends upon several factors including grade, metallurgical recovery, operating cost, waste-to-ore ratio and ore type. Metallurgical recovery rates vary depending on the metallurgical properties of each deposit and the production process used. The reserve tables below list the average metallurgical recovery rate for each deposit, which takes into account the several different processing methods that we use. The cut-off grade, or lowest grade of mineralized material considered economic to process, varies with material type, metallurgical recoveries, operating costs and co- or by-product credits.

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

We publish reserves annually, and we will recalculate reserves at December 31, 2010, taking into account metal prices, changes, if any, in future production and capital costs, divestments and depletion as well as any acquisitions and additions to reserves during 2010.

The following tables detail gold proven and probable equity reserves(1) reflecting only those reserves owned by Newmont at December 31, 2009 and 2008:

		December 31, 2009(1)
		Proven Reserves			Probable Reserves			Proven and Probable Reserves
	Newmont		Grade			Grade			Grade		Metallurgical
Deposits/Districts	Share	Tonnage(2)	(oz/ton)	Ounces(3)	Tonnage(2)	(oz/ton)	Ounces(3)	Tonnage(2)	(oz/ton)	Ounces(3)	Recovery(3)
		(000)		(000)	(000)		(000)	(000)		(000)

North America
Carlin Open Pits, Nevada(4)	100%	24,400	0.067	1,640	234,900	0.042	9,760	259,300	0.044	11,400	74%
Carlin Underground, Nevada	100%	4,600	0.307	1,400	5,100	0.315	1,590	9,700	0.311	2,990	88%
Midas, Nevada(5)	100%	400	0.480	200	300	0.347	100	700	0.425	300	95%
Phoenix, Nevada(6)	100%	—	—	—	285,000	0.020	5,670	285,000	0.020	5,670	73%
Twin Creeks, Nevada	100%	9,300	0.097	900	40,900	0.072	2,950	50,200	0.077	3,850	80%
Turquoise Ridge, Nevada(7)	25%	1,100	0.480	550	1,500	0.527	810	2,600	0.507	1,360	92%
Nevada In-Process(8)	100%	33,800	0.021	730	—	—	—	33,800	0.021	730	65%
Nevada Stockpiles(9)	100%	27,000	0.079	2,140	2,500	0.028	70	29,500	0.075	2,210	79%

Total Nevada(10)		100,600	0.075	7,560	570,200	0.037	20,950	670,800	0.042	28,510	77%
La Herradura, Mexico(11)	44%	46,100	0.019	900	47,100	0.019	880	93,200	0.019	1,780	66%

		146,700	0.058	8,460	617,300	0.035	21,830	764,000	0.040	30,290	77%

South America
Conga, Peru(12)	51.35%	—	—	—	317,200	0.019	6,080	317,200	0.019	6,080	79%
Yanacocha, Peru Open Pits(13)	51.35%	7,800	0.035	270	123,700	0.036	4,480	131,500	0.036	4,750	69%
Yanacocha, Peru In-Process(8)(13)	51.35%	26,400	0.025	660	—	—	—	26,400	0.025	660	74%

Total Yanacocha, Peru		34,200	0.027	930	123,700	0.036	4,480	157,900	0.034	5,410	69%
La Zanja, Peru(14)	46.94%	—	—	—	18,800	0.018	340	18,800	0.018	340	67%

		34,200	0.027	930	459,700	0.024	10,900	493,900	0.024	11,830	74%

Asia Pacific
Batu Hijau Open Pit(15)	52.44%	201,100	0.015	2,970	167,700	0.005	810	368,800	0.010	3,780	76%
Batu Hijau Stockpiles(9)(15)	52.44%	—	—	—	193,800	0.004	720	193,800	0.004	720	70%

Total Batu Hijau, Indonesia		201,100	0.015	2,970	361,500	0.004	1,530	562,600	0.008	4,500	75%
Boddington, Western Australia(16)	100%	184,600	0.025	4,640	781,800	0.021	16,320	966,400	0.022	20,960	82%
Jundee, Western Australia(17)	100%	4,100	0.065	260	3,300	0.273	910	7,400	0.159	1,170	90%
Kalgoorlie Open Pit and Underground	50%	21,200	0.061	1,280	39,600	0.062	2,470	60,800	0.062	3,750	85%
Kalgoorlie Stockpiles(9)	50%	14,300	0.031	440	—	—	—	14,300	0.031	440	78%

Total Kalgoorlie, Western Australia(18)	50%	35,500	0.049	1,720	39,600	0.062	2,470	75,100	0.056	4,190	84%
Waihi, New Zealand(19)	100%	—	—	—	4,000	0.101	410	4,000	0.101	410	90%
Tanami, Northern Territories(20)	100%	5,200	0.160	830	7,900	0.102	810	13,100	0.125	1,640	96%

		430,500	0.024	10,420	1,198,100	0.019	22,450	1,628,600	0.020	32,870	82%

Africa
Ahafo Open Pits(21)	100%	—	—	—	128,700	0.068	8,810	128,700	0.068	8,810	87%
Ahafo Stockpiles(9)	100%	9,300	0.034	320	—	—	—	9,300	0.034	320	87%

Total Ahafo, Ghana	100%	9,300	0.034	320	128,700	0.068	8,810	138,000	0.066	9,130	87%
Akyem, Ghana(22)	100%	—	—	—	147,200	0.052	7,660	147,200	0.052	7,660	89%

		9,300	0.033	320	275,900	0.060	16,470	285,200	0.059	16,790	88%

Total Gold		620,700	0.032	20,130	2,551,000	0.028	71,650	3,171,700	0.029	91,780	80%

		December 31, 2008(1)
		Proven Reserves			Probable Reserves			Proven and Probable Reserves
	Newmont		Grade			Grade			Grade		Metallurgical
Deposits/Districts	Share	Tonnage(2)	(oz/ton)	Ounces(3)	Tonnage(2)	(oz/ton)	Ounces(3)	Tonnage(2)	(oz/ton)	Ounces(3)	Recovery(3)
		(000)		(000)	(000)		(000)	(000)		(000)

North America
Carlin Open Pits, Nevada	100%	12,000	0.072	860	190,400	0.043	8,190	202,400	0.045	9,050	74%
Carlin Underground, Nevada	100%	1,700	0.256	430	10,000	0.322	3,220	11,700	0.313	3,650	89%
Midas, Nevada	100%	600	0.498	280	300	0.332	110	900	0.436	390	95%
Phoenix, Nevada	100%	—	—	—	299,800	0.021	6,310	299,800	0.021	6,310	72%
Twin Creeks, Nevada	100%	9,200	0.098	900	42,500	0.072	3,060	51,700	0.077	3,960	80%
Turquoise Ridge, Nevada(7)	25%	1,900	0.507	970	700	0.483	360	2,600	0.500	1,330	92%
Nevada In-Process(8)	100%	36,000	0.026	940	—	—	—	36,000	0.026	940	66%
Nevada Stockpiles(9)	100%	32,000	0.075	2,400	2,200	0.030	60	34,200	0.072	2,460	78%

Total Nevada		93,400	0.073	6,780	545,900	0.039	21,310	639,300	0.044	28,090	78%
La Herradura, Mexico	44%	36,900	0.025	910	39,200	0.025	980	76,100	0.025	1,890	66%

		130,300	0.059	7,690	585,100	0.038	22,290	715,400	0.042	29,980	77%

South America
Conga, Peru	51.35%	—	—	—	317,200	0.019	6,080	317,200	0.019	6,080	79%
Yanacocha, Peru Open Pits	51.35%	19,200	0.023	430	188,300	0.030	5,720	207,500	0.030	6,150	69%
Yanacocha, Peru In-Process(8)	51.35%	20,800	0.026	530	—	—	—	20,800	0.026	530	74%

Total Yanacocha, Peru		40,000	0.024	960	188,300	0.030	5,720	228,300	0.029	6,680	69%
Kori Kollo, Bolivia(23)	88%	9,100	0.018	160	2,400	0.014	30	11,500	0.017	190	52%

		49,100	0.023	1,120	507,900	0.023	11,830	557,000	0.023	12,950	74%

Asia Pacific
Batu Hijau Open Pit(15)	45%	166,000	0.013	2,110	182,800	0.009	1,570	348,800	0.011	3,680	76%
Batu Hijau Stockpiles(9)(15)	45%	—	—	—	131,400	0.003	410	131,400	0.003	410	72%

Total Batu Hijau, Indonesia		166,000	0.013	2,110	314,200	0.006	1,980	480,200	0.009	4,090	76%
Boddington, Western Australia	66.67%	125,500	0.026	3,310	457,700	0.022	10,060	583,200	0.023	13,370	81%
Jundee, Western Australia	100%	3,500	0.096	340	2,800	0.337	930	6,300	0.202	1,270	91%
Kalgoorlie Open Pit and Underground	50%	23,100	0.061	1,410	40,600	0.063	2,560	63,700	0.062	3,970	85%
Kalgoorlie Stockpiles(9)	50%	14,400	0.031	450	—	—	—	14,400	0.031	450	76%

Total Kalgoorlie, Western Australia	50%	37,500	0.049	1,860	40,600	0.063	2,560	78,100	0.056	4,420	84%
Waihi, New Zealand	100%	300	0.267	80	2,600	0.107	280	2,900	0.124	360	89%
Tanami Underground and Open Pits	100%	4,000	0.167	660	5,600	0.136	760	9,600	0.149	1,420	96%
Tanami Stockpiles(9)	100%	—	—	—	1,900	0.029	60	1,900	0.030	60	94%

Total Tanami, Northern Territory	100%	4,000	0.167	660	7,500	0.108	820	11,500	0.129	1,480	96%
		336,800	0.025	8,360	825,400	0.020	16,630	1,162,200	0.022	24,990	82%

Africa
Ahafo, Ghana	100%	5,900	0.039	230	119,200	0.077	9,150	125,100	0.075	9,380	87%
Akyem, Ghana	100%	—	—	—	147,200	0.052	7,660	147,200	0.052	7,660	89%

		5,900	0.039	230	266,400	0.063	16,810	272,300	0.063	17,040	88%

Total Gold		522,100	0.033	17,400	2,184,800	0.031	67,560	2,706,900	0.031	84,960	80%

(1)	The term “reserve” means that part of a mineral deposit that can be economically and legally extracted or produced at the time of the reserve determination.

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

2009 reserves were calculated at a gold price of $800, A$1,000 or NZ$1,200 per ounce unless otherwise noted.

2008 reserves were calculated at a gold price of $725, A$850 or NZ$1,000 per ounce unless otherwise noted.

(2)	Tonnages include allowances for losses resulting from mining methods. Tonnages are rounded to the nearest 100,000.

(3)	Ounces or pounds are estimates of metal contained in ore tonnages and do not include allowances for processing losses. Metallurgical recovery rates represent the estimated amount of metal to be recovered through metallurgical extraction processes. Ounces are rounded to the nearest 10,000.

(4)	Includes undeveloped reserves at the Emigrant deposit of 1.2 million ounces.

(5)	Also contains reserves of 4.6 million ounces of silver with a metallurgical recovery of 88%.

(6)	Gold cut-off grade varies with level of copper credits.

(7)	Reserve estimates provided by Barrick, the operator of the Turquoise Ridge joint venture.

(8)	In-process material is the material on leach pads at the end of the year from which gold remains to be recovered. In-process material reserves are reported separately where tonnage or ounces are greater than 5% of the total site-reported reserves and ounces are greater than 100,000.

(9)	Stockpiles are comprised primarily of material that has been set aside to allow processing of higher grade material in the mills. Stockpiles increase or decrease depending on current mine plans. Stockpile reserves are reported separately where tonnage or ounces are greater than 5% of the total site-reported reserves and ounces are greater than 100,000.

(10)	Cut-off grades utilized in Nevada 2009 reserves were as follows: oxide leach material not less than 0.006 ounce per ton; oxide mill material not less than 0.025 ounce per ton; flotation material not less than 0.025 ounce per ton; and refractory mill material not less than 0.046 ounce per ton.

(11)	Cut-off grade utilized in 2009 reserves not less than 0.006 ounce per ton.

(12)	Deposit is currently undeveloped. Gold cut-off grade varies with level of copper credits.

(13)	Reserves include the currently undeveloped deposit at Tapado Oeste (formerly called Corimayo), which contains reserves of 1.2 million equity ounces. Cut-off grades utilized in 2009 reserves were as follows: oxide leach material not less than 0.005 ounce per ton; and oxide mill material not less than 0.014 ounce per ton.

(14)	Reserve estimates provided by Buenaventura, the operator of the La Zanja project. Cut-off grade utilized in 2009 reserves not less than 0.005 ounce per ton.

(15)	Percentage reflects Newmont’s economic interest at December 31, 2009. In November and December 2009 our economic interest increased from 45% to 52.44% as a result of transactions with a noncontrolling partner, partially offset by the divestiture required under the Contract of Work. Gold cut-off grade varies with level of copper credits.

(16)	Newmont acquired the remaining 33.33% of Boddington from AngloGold in June 2009. Gold cut-off grade varies with level of copper credits.

(17)	Cut-off grade utilized in 2009 reserves not less than 0.020 ounce per ton.

(18)	Cut-off grade utilized in 2009 reserves not less than 0.026 ounce per ton.

(19)	Cut-off grade utilized in 2009 reserves not less than 0.020 ounce per ton.

(20)	Cut-off grade utilized in 2009 reserves not less than 0.045 ounce per ton.

(21)	Includes undeveloped reserves at eight pits in the Ahafo trend totaling 3.7 million ounces. Cut-off grade utilized in 2009 reserves not less than 0.016 ounce per ton.

(22)	Deposit is undeveloped. Cut-off grade utilized in 2009 reserves not less than 0.012 ounce per ton.

(23)	Newmont divested its interest in Kori Kollo in July 2009.

The following tables detail copper proven and probable equity reserves(1) reflecting only those reserves owned by Newmont at December 31, 2009 and 2008:

	December 31, 2009(1)
		Proven Reserves			Probable Reserves			Proven and Probable Reserves
	Newmont		Grade			Grade			Grade		Metallurgical
Deposits/Districts	Share	Tonnage(2)	(Cu%)	Pounds(3)	Tonnage(2)	(Cu%)	Pounds(3)	Tonnage(2)	(Cu%)	Pounds(3)	Recovery(3)
		(000)		(millions)	(000)		(millions)	(000)		(millions)

North America

Phoenix, Nevada(4)	100%	—	—	—	287,500	0.16%	900	287,500	0.16%	900	61%

South America

Conga, Peru(5)	51.35%	—	—	—	317,200	0.26%	1,660	317,200	0.26%	1,660	85%

Asia Pacific

Batu Hijau Open Pit(6)	52.44%	201,100	0.51%	2,070	167,700	0.32%	1,060	368,800	0.42%	3,130	77%

Batu Hijau Stockpiles(6)(7)	52.44%	—	—	—	193,800	0.36%	1,390	193,800	0.36%	1,390	66%

Total Batu Hijau, Indonesia	52.44%	201,100	0.51%	2,070	361,500	0.34%	2,450	562,600	0.40%	4,520	74%

Boddington, Western Australia(8)	100%	184,600	0.11%	400	781,800	0.10%	1,640	966,400	0.11%	2,040	84%

Total Asia Pacific		385,700	0.32%	2,470	1,143,300	0.18%	4,090	1,529,000	0.21%	6,560	77%

Total Copper		385,700	0.32%	2,470	1,748,000	0.19%	6,650	2,133,700	0.21%	9,120	77%

	December 31, 2008(1)
		Proven Reserves			Probable Reserves			Proven and Probable Reserves
	Newmont		Grade			Grade			Grade		Metallurgical
Deposits/Districts	Share	Tonnage(2)	(Cu%)	Pounds(3)	Tonnage(2)	(Cu%)	Pounds(3)	Tonnage(2)	(Cu%)	Pounds(3)	Recovery(3)
		(000)		(millions)	(000)		(millions)	(000)		(millions)

North America

Phoenix, Nevada	100%	—	—	—	302,000	0.15%	890	302,000	0.15%	890	61%

South America

Conga, Peru	51.35%	—	—	—	317,200	0.26%	1,660	317,200	0.26%	1,660	85%

Asia Pacific

Batu Hijau Open Pit	45%	166,000	0.48%	1,600	182,800	0.40%	1,460	348,800	0.44%	3,060	77%

Batu Hijau Stockpiles(7)	45%	—	—	—	131,400	0.34%	890	131,400	0.34%	890	67%

Total Batu Hijau, Indonesia	45%	166,000	0.48%	1,600	314,200	0.37%	2,350	480,200	0.41%	3,950	75%

Boddington, Western Australia	66.67%	125,500	0.11%	280	457,700	0.11%	1,000	583,200	0.11%	1,280	83%

Total Asia Pacific		291,500	0.11%	1,880	771,900	0.11%	3,350	1,063,400	0.11%	5,230	83%

Total Copper		291,500	0.32%	1,880	1,391,100	0.21%	5,900	1,682,600	0.23%	7,780	77%

(1)	See footnote (1) to the Gold Proven and Probable Equity Reserves tables above. Copper reserves for 2009 and 2008 were calculated at a copper price of $2.00 or A$2.40 per pound.

(2)	See footnote (2) to the Gold Proven and Probable Equity Reserves tables above. Tonnages are rounded to nearest 100,000.

(3)	See footnote (3) to the Gold Proven and Probable Equity Reserves tables above. Pounds are rounded to the nearest 10 million.

(4)	Copper cut-off grade varies with level of gold credits.

(5)	Deposit is undeveloped. Copper cut-off grade varies with level of gold credits.

(6)	Percentage reflects Newmont’s economic interest at December 31, 2009. In November and December 2009 our economic interest increased from 45% to 52.44% as a result of transactions with a noncontrolling partner, partially offset by the divestiture required under the Contract of Work. Copper cut-off grade varies with level of gold credits.

(7)	Stockpiles are comprised primarily of material that has been set aside to allow processing of higher grade material in the mills. Stockpiles increase or decrease depending on current mine plans. Stockpiles are reported separately where tonnage or contained metal are greater than 5% of the total site reported reserves.

(8)	Newmont acquired the remaining 33.33% of Boddington from AngloGold in June 2009. Copper cut-off grade varies with level of gold credits.

The following table reconciles year-end 2009 and 2008 gold and copper proven and probable equity reserves:

	Equity Ounces	Equity Pounds
	(in millions)	(in millions)

December 31, 2008	85.0	7,780
Depletion(1)	(6.8)	(310)
Revisions and Additions, net(2)	6.4	400
Acquisitions	8.2	2,040
Other divestments	(1.0)	(790)

December 31, 2009	91.8	9,120

(1)	Reserves mined and processed in 2009.

(2)	Revisions and additions are due to reserve conversions, optimizations, model updates, metal price changes and updated operating costs and recoveries.

ITEM 3.	LEGAL PROCEEDINGS

For a discussion of legal proceedings, see Note 33 to the Consolidated Financial Statements.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended December 31, 2009.

ITEM 4A.	EXECUTIVE OFFICERS OF THE REGISTRANT

Newmont’s executive officers at February 17, 2010 were:

Name	Age	Office

Richard T. O’Brien	55	President and Chief Executive Officer
Russell Ball	41	Executive Vice President and Chief Financial Officer
Alan R. Blank	53	Executive Vice President, Legal and External Affairs
Randy Engel	43	Executive Vice President, Strategic Development
Brian A. Hill	50	Executive Vice President, Operations
Guy Lansdown	49	Executive Vice President, Discovery and Development
Thomas Kerr	49	Senior Vice President, North American Operations
Jeffrey R. Huspeni	54	Senior Vice President, African Operations
Carlos Santa Cruz	54	Senior Vice President, South American Operations
Tim Netscher	59	Senior Vice President, Asia Pacific Operations
David Gutierrez	55	Vice President, Planning and Tax
Roger Johnson	52	Vice President and Chief Accounting Officer
Thomas P. Mahoney	54	Vice President and Treasurer

There are no family relationships by blood, marriage or adoption among any of the above executive officers or members of the Board of Directors of Newmont. Each executive officer is elected annually by the Board of Directors of Newmont to serve for one year or until his respective successor is elected and qualified. There is no arrangement or understanding between any of the above executive officers and any other person pursuant to which he was selected as an executive officer.

Mr. O’Brien was elected President and Chief Executive Officer in July 2007, having served as President and Chief Financial Officer from April 2007 to July 2007, Executive Vice President and Chief Financial Officer from September 2006 to April 2007 and Senior Vice President and Chief Financial Officer during 2005 and 2006. Mr. O’Brien was Executive or Senior Vice President and Chief Financial Officer of AGL Resources from 2001 to 2005.

Mr. Ball was elected Executive Vice President and Chief Financial Officer in October 2008, having served as Senior Vice President and Chief Financial Officer since July 2007. Mr. Ball served as Vice President and Controller from 2004 to 2007. Previously, he served as Group Executive, Investor Relations, from 2002 to 2004 and as Financial Director and Controller for Newmont’s Indonesian business unit. Mr. Ball joined Newmont in 1994 as senior internal auditor after practicing as a Chartered Accountant (SA) with Coopers and Lybrand in Durban, South Africa.

Mr. Blank was elected Executive Vice President, Legal and External Affairs, in October 2008, having served as Senior Vice President, Legal and External Affairs since July 2008. Prior to joining Newmont, Mr. Blank was a partner at the law firm of Stoel Rives LLP in Portland, Oregon, where he practiced since 1988.

Mr. Engel was elected Executive Vice President, Strategic Development, in October 2008, having served as Senior Vice President, Strategy and Corporate Development, since July 2007. Mr. Engel served as Vice President, Strategic Planning and Investor relations from 2006 to 2007; Group Executive, Investor Relations from 2004 to 2006; and Assistant Treasurer from 2001 to 2004. Mr. Engel has been with Newmont since 1994, and has served in various capacities in the areas of business planning, corporate treasury and human resources.

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

Mr. Lansdown was elected Executive Vice President, Discovery and Development, in October 2008, having previously served as Senior Vice President, Project Development and Operations Services, since July 2007. Mr. Lansdown served as Vice President, Project Engineering and Construction from 2006 to 2007; Project Executive, Boddington, from 2005 to 2006; and Operations Manager, Yanacocha from 2003 to 2005. Mr. Lansdown joined Newmont in 1993 after serving as an associate with Knight Piesold and as the manager of projects Group Five in South Africa.

Mr. Kerr was elected Senior Vice President, North American Operations, in December 2009, having served as Vice President, Newmont USA Limited, North American Operations since November 2008. Mr. Kerr previously served as Phoenix Project Manager, Senior Manager-Surface Operations and General Manager-Twin Creeks Operation from 2004 to 2008, Midas Site Manager from 2003 to 2004 and Project Manager of Newmont’s Corporate Development Transformation Project from 2002 to 2003.

Mr. Huspeni was elected Senior Vice President, African Operations, in October 2008, having served as Vice President, African Operations, since January 2008. Mr. Huspeni previously served as Vice President, Exploration Business Development from 2005 to 2008 and Vice President, Mineral District Exploration, from 2002 to 2005.

Mr. Santa Cruz was named Senior Vice President, South American Operations, in October 2008, having served as Vice President, South American Operations, since 2001. He served as General Manager of Minera Yanacocha S.R.L. from 1997 to 2001 after having previously served as Assistant General Manager from 1995 to 1997 and Operations Manager from 1992 to 1995.

Mr. Netscher was elected Senior Vice President, Asia Pacific Operations in May 2009. Prior to joining Newmont, he held positions as Managing Director of Vale Australia from 2007 to 2008, Senior Vice President and Chief Operating Officer of PT Inco in Indonesia from 2006 to 2007, Managing Director and Chief Operating Officer of QNI Pty Limited from 2001 to 2005 and Executive Director of Impala Platinum Limited from 1991 to 1997.

Mr. Gutierrez was elected Vice President, Planning and Tax in November 2009, having served as Vice President, Accounting and Tax from 2007 to 2009 and Vice President, Tax from 2005 to 2007. Prior to joining Newmont he was a partner with KPMG LLP from 2002 to 2005, serving as the Denver office Tax Managing Partner from 2003 to 2005.

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

Mr. Mahoney was elected Vice President and Treasurer of Newmont in 2002. He served as Treasurer of Newmont from 2001 to 2002. Previously, he served as Assistant Treasurer from 1997 to 2001. Mr. Mahoney joined Newmont as Assistant Treasurer, International in 1994.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES

Our common stock is listed and principally traded on the New York Stock Exchange (under the symbol “NEM”) and is also listed in the form of CHESS Depositary Interests (“CDIs”) (under the symbol “NEM”) on the Australian Stock Exchange (“ASX”). In Australia, Newmont is referred to as “Newmont Mining Corporation ARBN 099 065 997 organized in Delaware with limited liability.” Since July 1, 2002, Newmont CDIs have traded on the ASX as a Foreign Exempt Listing granted by the ASX, which provides an ancillary trading facility to Newmont’s primary listing on NYSE.

Holders of Australia CDIs were notified on November 9, 2009 that Newmont had elected to suspend the CDIs from trading on the ASX on February 10, 2010 and to delist the CDIs at February 17, 2010. The election was made in light of the relatively low volume of Newmont CDIs now traded on the ASX in comparison with other exchanges on which Newmont shares may be traded, and the fact that investors in Australia seeking to trade in Newmont common stock no longer must hold CDIs but may instead trade in common shares on the New York Stock Exchange. Following the delisting in February 2010, CDI holders can convert their CDIs to the underlying Newmont common stock or participate in a voluntary share sale facility of the underlying Newmont common stock. If the CDI holders take no action the underlying Newmont common stock will be sold in a compulsory sale following the expiration of the voluntary share sale facility.

Newmont Mining Corporation of Canada Limited’s exchangeable shares (“Exchangeable Shares”) are listed on the Toronto Stock Exchange (under the symbol “NMC”).

The following table sets forth, for the periods indicated, the closing high and low sales prices per share of Newmont’s common stock as reported on the New York Stock Exchange Composite Tape.

	2009		2008
	High	Low	High	Low

First quarter	$47.31	$34.40	$56.22	$45.30
Second quarter	$49.84	$37.54	$52.68	$42.93
Third quarter	$48.00	$36.77	$53.37	$33.73
Fourth quarter	$59.45	$41.45	$40.70	$21.54

On February 17, 2010, there were outstanding 483,029,539 shares of Newmont’s common stock (including shares represented by CDIs), which were held by approximately 13,818 stockholders of record. A dividend of $0.10 per share of common stock outstanding was declared in each quarter of 2009 and 2008, for a total of $0.40 during each year.

The determination of the amount of future dividends will be made by Newmont’s Board of Directors from time to time and will depend on Newmont’s future earnings, capital requirements, financial condition and other relevant factors.

On February 17, 2010, there were outstanding 7,957,841 Exchangeable Shares, which were held by 43 holders of record. The Exchangeable Shares are exchangeable at the option of the holders into Newmont common stock. Holders of Exchangeable Shares are therefore entitled to receive dividends equivalent to those that Newmont declares on its common stock.

No shares or other units of any class of Newmont’s equity securities registered pursuant to Section 12 of the Exchange Act of 1934, as amended, were purchased by the Company, or any affiliated purchaser, during the period October 1, 2009 to December 31, 2009.

ITEM 6.	SELECTED FINANCIAL DATA (dollars in millions, except per share)

	Years Ended December 31,
	2009	2008	2007	2006	2005

Revenues	$7,705	$6,124	$5,465	$4,805	$4,221
Income (loss) from continuing operations	$2,109	$1,147	$(580)	$900	$647
Net income (loss)	$2,093	$1,160	$(1,485)	$1,154	$702
Net income (loss) attributable to Newmont stockholders(1)	$1,297	$831	$(1,895)	$791	$322
Income (loss) per common share attributable to Newmont stockholders:
Basic:
Continuing operations	$2.68	$1.80	$(2.18)	$1.20	$0.60
Discontinued operations	(0.02)	0.03	(2.01)	0.56	0.12

	$2.66	$1.83	$(4.19)	$1.76	$0.72

Diluted:
Continuing operations	$2.68	$1.80	$(2.18)	$1.19	$0.60
Discontinued operations	(0.02)	0.03	(2.01)	0.56	0.12

	$2.66	$1.83	$(4.19)	$1.75	$0.72

Dividends declared per common share	$0.40	$0.40	$0.40	$0.40	$0.40

	At December 31,
	2009	2008	2007	2006	2005

Total assets	$22,299	$15,727	$15,474	$15,601	$13,992
Long-term debt, including current portion	$4,809	$3,237	$2,597	$1,911	$1,918
Newmont stockholders’ equity	$10,703	$7,291	$7,759	$9,337	$8,376

(1)	Net income (loss) attributable to Newmont stockholders includes income (loss) from discontinued operations for Kori Kollo, Merchant Banking, Pajingo, Zarafshan, Holloway and Golden Grove of ($11), $15, ($907), $251 and $53 net of tax in 2009, 2008, 2007, 2006 and 2005, respectively.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS (dollars in millions, except per share, per ounce and per pound amounts)

The following discussion provides information that management believes is relevant to an assessment and understanding of the consolidated financial condition and results of operations of Newmont Mining Corporation and its subsidiaries (collectively, “Newmont,” the “Company,” “our” and “we”). We use certain non-GAAP financial performance measures in our MD&A. For a detailed description of each of the non-GAAP measures used in this MD&A, please see the discussion under “Non-GAAP Financial Performance Measures” beginning on page 78. References to “A$” refer to Australian currency, “C$” to Canadian currency, “NZ$” to New Zealand currency, “IDR” to Indonesian currency and “$” to United States currency.

This discussion addresses matters we consider important for an understanding of our financial condition and results of operations at and for the three years ended December 31, 2009, as well as our future results. It consists of the following subsections:

•	“Overview,” which provides a brief summary of our consolidated results and financial position and the primary factors affecting those results, as well as a summary of our expectations for 2010;

•	“Accounting Developments,” which provides a discussion of recent changes to our accounting policies that have affected our consolidated results and financial position;

•	“Critical Accounting Policies,” which provides an analysis of the accounting policies we consider critical because of their effect on the reported amounts of assets, liabilities, income and/or expenses in our consolidated financial statements and/or because they require difficult, subjective or complex judgments by our management;

•	“Consolidated Financial Results,” which includes a discussion of our consolidated financial results for the last three years;

•	“Results of Consolidated Operations,” which provides an analysis of the regional operating results for the last three years;

•	“Liquidity and Capital Resources,” which contains a discussion of our cash flows and liquidity, investing activities and financing activities, contractual obligations and off-balance sheet arrangements; and

•	“Non-GAAP Financial Measures,” which includes descriptions of the various non-GAAP financial performance measures used by management, the reasons for their usage and a tabular reconciliation of these measures to the closest equivalent US GAAP measure.

This item should be read in conjunction with our consolidated financial statements and the notes thereto included in this annual report.

Overview

Newmont is one of the world’s largest gold producers and is the only gold company included in the S&P 500 Index and Fortune 500, and was the first gold company included in the Dow Jones Sustainability Index-World. We are also engaged in the exploration for and acquisition of gold and gold/copper properties. We have significant assets or operations in the United States, Australia, Peru, Indonesia, Ghana, Canada, New Zealand and Mexico.

2009 was a year of execution as Newmont continued on its journey of transformation and evolution. In our drive to be the most valued and respected mining company through industry leading performance, we have successfully executed on the key benchmarks that we set out for the Company at the beginning of the year.

Delivered strong operating performance.

•	Consolidated gold sales of approximately 6.5 million ounces at Costs applicable to sales of $417 per ounce;

•	Consolidated copper sales of approximately 507 million pounds at Costs applicable to sales of $0.64 per pound;

•	Revenues of $7.7 billion, an increase of 26% over 2008;

•	Gold operating margin (realized price per ounce less Costs applicable to sales per ounce) of $451 per ounce in 2009, an increase of 28% over 2008 compared to an increase of 12% in the realized gold price for the same period;

•	Record net income attributable to Newmont stockholders of $2.66 per share;

•	Record cash flow from continuing operations of $2.9 billion, an increase of 109%; and

•	Net increase of 6.8 million equity ounces of gold reserves to report 91.8 million equity ounces at December 31, 2009.

Added significant new production capabilities with the successful completion of the world-class Boddington project, which will soon become Australia’s largest gold mine and a cornerstone asset for the Company.

•	Acquired the remaining 33.33% interest from AngloGold in June 2009;

•	Achieved commercial production in November 2009, just three months after construction completion;

•	Total gold reserves in excess of 20 million equity ounces and copper reserves in excess of 2,000 million equity pounds; and

•	When fully operational, Boddington’s average annual production for the first five years will be approximately 1 million ounces at Costs applicable to sales of approximately $375 per ounce, on a co-product basis ($300 per ounce, on a by-product basis; see “Non-GAAP Financial Measures” on page 78).

Advancing the development of our project pipeline.

•	Akyem, Ghana — Currently in the development phase with a construction decision expected in the second half of 2010. In January 2010 we received the Mining Lease from the government. This project is expected to be in production in late 2013 to 2014 producing between 480,000 and 550,000 ounces of gold per year for the first full five years at Costs applicable to sales of $350 to $450 per ounce;

•	Conga, Peru — Feasibility studies on our preferred option were completed in late 2009 and a construction decision is expected in the fourth quarter of 2010 assuming government approval. Production is expected in late 2014 to 2015 with gold production of 650,000 to 750,000 ounces (330,000 to 385,000 equity ounces) per year for the first full five years (at Costs applicable to sales of $300 to $400 per ounce) and copper production of 160 million to 210 million pounds (80 to 108 million equity pounds) per year for the first full five years (at Costs applicable to sales of $0.95 to $1.25 per pound);

•	Hope Bay, Nunavut, Canada — Made significant progress in locating gold mineralization and identified an additional 45 drilling targets. We are currently evaluating a small underground operation to quickly advance production, while enhancing valuable experience and knowledge about mining in the challenging arctic environment; and

•	Nevada Growth — Leveraging our expertise and infrastructure in Nevada to potentially develop 4 to 7 million ounces in this historic and prolific gold district.

Implemented Business Excellence initiatives to further drive continuous improvement and business efficiencies throughout our organization.

•	Continuing to deliver on expectations through a fully aligned and integrated Executive Leadership Team;

•	Unhedged revenue streams;

•	Creating deep alignment to maximize assets and control costs;

•	Continuing evolution to a process-driven culture;

•	Developing and cultivating a strong portfolio of new projects;

•	Maintaining our industry-leading environmental, social and community relations commitments.

•	Striving to remain a member of the Dow Jones Sustainability World Index;

•	Continuing to improve our safety performance; and

•	Investing in people and innovation.

We are proud of our accomplishments to date, but remain focused on continuing our pursuit of excellence in 2010 and beyond.

Summary of Consolidated Financial and Operating Performance

The table below highlights key financial and operating results:

	Years Ended December 31,
	2009	2008	2007

Revenues	$7,705	$6,124	$5,465
Income (loss) from continuing operations	$2,109	$1,147	$(580)
Net income (loss)	$2,093	$1,160	$(1,485)
Net income attributable to Newmont stockholders	$1,297	$831	$(1,895)
Per common share, basic
Income (loss) from continuing operations attributable to Newmont stockholders	$2.68	$1.80	$(2.18)
Net income (loss) attributable to Newmont stockholders	$2.66	$1.83	$(4.19)
Adjusted net income(1)	$1,359	$792	$524
Adjusted net income per share(1)	$2.79	$1.74	$1.16
Consolidated gold ounces sold (thousands)(2)	6,543	6,170	6,097
Equity gold ounces sold (thousands)(3)(4)	5,259	5,184	5,318
Consolidated copper pounds sold (millions)	507	290	428
Equity copper pounds sold (millions)(4)	226	130	200
Average price received, net(5)
Gold (per ounce)	$977	$874	$697
Copper (per pound)	$2.60	$2.59	$2.86
Costs applicable to sales(6)
Gold (per ounce)	$417	$436	$390
Copper (per pound)	$0.64	$1.38	$1.05

(1)	See “Non-GAAP Financial Measures” on page 78.

(2)	Includes incremental start-up ounces of 9, 20 and 6 in 2009, 2008 and 2007, respectively. Incremental start-up includes the removal and production of de minimis saleable materials during development and is recorded as Other income, net of incremental mining and processing costs.

(3)	Includes sales from discontinued operations of 33, 75 and 247 ounces in 2009, 2008 and 2007, respectively.

(4)	Equity gold ounces and copper pounds sold attributable to Newmont after noncontrolling interests.

(5)	After treatment and refining charges and excluding settlement of price-capped forward sales contracts.

(6)	Excludes Amortization, Accretion, the 2007 Loss on settlement of price-capped forward sales contracts and the 2007 Midas redevelopment.

Consolidated Financial Performance

Gold revenues increased in 2009 compared to 2008 primarily due to an increase in the average realized price and consolidated ounces sold. Gold sales increased to 6.5 million ounces in 2009 from 6.2 million ounces in 2008, primarily due to the start-up of Boddington and higher production at Yanacocha and Batu Hijau, partially offset by lower production in Nevada. Copper revenues increased in 2009 from 2008 due to higher sales volume at Batu Hijau and the start-up of Boddington. In addition, our 2009 financial and operating results were impacted by the following:

•	Boddington acquisition costs and revaluation of contingent consideration ($90, pre-tax);

•	Advanced projects, research and development expense ($135, primarily at Boddington, Hope Bay, Nevada growth and Ghana investments); and

•	Loss on the sale of the Kori Kollo operations ($43, pre-tax).

Liquidity

Our financial position was as follows:

	December 31,
	2009	2008

Total debt	$4,809	$3,237
Newmont stockholders’ equity	$10,703	$7,291
Cash and cash equivalents	$3,215	$435
Marketable equity securities	$1,175	$621

During 2009 our debt and liquidity positions were affected by the following:

•	Net cash provided from continuing operations of $2,914;

•	Capital expenditures of $1,769;

•	Issuance of debt of $1,568, net;

•	Net proceeds of $1,234 from the public offering of 34,500,000 shares of common stock;

•	Acquisition of the remaining 33.33% interest in Boddington for $996;

•	Proceeds from the sale of Batu Hijau shares to noncontrolling interests of $638;

•	Acquisition of Batu Hijau economic interest from noncontrolling interests for $287;

•	Dividends paid to common shareholders of $196; and

•	Dividends paid to noncontrolling interests of $394.

Looking Forward

Certain key factors will affect our future financial and operating results. These include, but are not limited to, the following:

•	Fluctuations in gold and copper prices;

•	We expect 2010 consolidated gold production of approximately 6.3 to 6.8 million ounces, primarily as a result of the ramp-up of Boddington, partially offset by lower production at Nevada and Yanacocha;

•	Costs applicable to sales — gold for 2010 are expected to be approximately $450 to $480 per ounce due to higher energy costs, labor and contracted services and lower expected production at Nevada and Yanacocha;

•	We expect 2010 consolidated copper production of approximately 540 to 600 million pounds at Costs applicable to sales of approximately $0.85 to $0.95 per pound;

•	We anticipate capital expenditures of approximately $1,400 to $1,600 in 2010, with approximately 30% invested in each of the North America and Asia Pacific regions and the remaining 40% at other locations. Approximately 60% of the 2010 capital budget is allocated to sustaining investments, with the remaining 40% allocated to project development, including the development of the Akyem project in Ghana and the Conga project in Peru;

•	We expect 2010 exploration expenditures of approximately $190 to $220 and 2010 advanced projects, research and development expenditures of approximately $185 to $210;

•	Our 2010 expectations, particularly with respect to production volumes and Costs applicable to sales per ounce or pound, may differ significantly from actual quarter and full year results due to variations in mine planning and sequencing, ore grades and hardness, metal recoveries, waste removal, commodity input prices and foreign currency exchange rates; and

•	Potential future investments in the Hope Bay project in Canada, the Akyem project in Ghana and the Conga project in Peru will require significant funding. Our operating cash flow may become insufficient to meet the funding requirements of these investments, fund our ongoing business activities and pay dividends. Our ability to raise and service significant new sources of capital will be a function of macroeconomic conditions, future gold and copper prices and our operational performance, among other factors. In the event of lower gold and copper prices, unanticipated operating or financial challenges, or new funding limitations, our ability to pursue new business opportunities, invest in existing and new projects, fund our ongoing business activities and pay dividends could be significantly constrained.

Accounting Developments

For a discussion of Recently Adopted Accounting Pronouncements and Recently Issued Accounting Pronouncements see Note 2 to the Consolidated Financial Statements.

Critical Accounting Policies

Listed below are the accounting policies that we believe are critical to our financial statements due to the degree of uncertainty regarding the estimates or assumptions involved and the magnitude of the asset, liability, revenue or expense being reported.

Carrying Value of Goodwill

At December 31, 2009, the carrying value of goodwill was approximately $188. Goodwill represents the excess of the aggregate purchase price over the fair value of the identifiable net assets. Goodwill was assigned to various mine site reporting units in the Asia Pacific Segment. Our approach to allocating goodwill was to identify those reporting units that we believed had contributed to such excess purchase price. We then performed valuations to measure the incremental increases in the fair values of such reporting units that were attributable to the acquisitions, and that were not already captured in the fair values assigned to such units’ identifiable net assets.

We evaluate, on at least an annual basis during the fourth quarter, the carrying amount of goodwill to determine whether current events and circumstances indicate that such carrying amount may no longer be recoverable. To accomplish this, we compare the estimated fair value of our reporting units to their carrying amounts. If the carrying value of a reporting unit exceeds its estimated fair value, we compare the implied fair value of the reporting unit’s goodwill to its carrying amount, and any excess of the carrying value over the fair value is charged to earnings. Our fair value estimates are based on numerous assumptions and it is possible that actual fair value will be significantly different than the estimates, as actual future quantities of recoverable minerals, gold and other commodity prices, production levels, operating costs and capital requirements are each subject to significant risks and uncertainties.

Mine Site Goodwill

The assignment of goodwill to mine site reporting units was based on synergies that have been incorporated into our operations and business plans over time. The amount of goodwill assigned to each segment or reporting unit was based on discounted cash flow analyses that assumed risk-adjusted discount rates over the remaining lives of the applicable mining operations. We believe that triggering events with respect to the goodwill assigned to mine site reporting units could include, but are not limited to: (i) a significant decrease in our long-term gold and copper price assumptions; (ii) a decrease in reserves; (iii) a significant reduction in the estimated fair value of mine site exploration potential; and (iv) any event that might otherwise adversely affect mine site production levels or costs. We performed our annual impairment test of mine site goodwill at December 31, 2009 and determined that the fair value of each mine site reporting unit was in excess of the relevant carrying value at December 31, 2009. For more information on the discounted cash flows used to value mine site reporting units, see Carrying Value of Long-Lived Assets, below.

Exploration Segment Goodwill

In the fourth quarter of 2007, the Exploration Segment was impaired and the full value of goodwill was written-off. The Exploration Segment was responsible for all activities, whether near-mine or greenfield, associated with our efforts to discover new mineralized material that could ultimately advance into proven and probable reserves. As discussed in greater detail below, when performing our Exploration Segment goodwill impairment testing, we used historic additions to proven and probable reserves as an indication of the expected future performance of the Exploration Segment.

The Exploration Segment’s valuation model attributed all cash flows expected to be derived from future greenfield exploration discoveries, to the Exploration Segment. The valuation model included management’s best estimates of future reserve additions from exploration activities and all revenues and costs associated with their discovery, development and production. Historical proven and probable reserve additions, excluding acquisitions, were used as an indicator of the Exploration Segment’s ability to discover additional reserves in the future. The valuation model assumed that we would be able to perpetually develop and produce the assumed additions to proven and probable reserves from future discoveries at existing or new mine site reporting units. Actual reserve additions have varied significantly from year to year due to the time required to advance a deposit from initial discovery to proven and probable reserves and based on the timing of when proven and probable reserves can be reported under the Securities and Exchange Commission Industry Guide 7.

In the fourth quarter of 2007, we performed an impairment test of the Exploration Segment goodwill. Based on the Exploration Segment’s historic additions to proven and probable reserves and management’s best estimates of future reserve additions from exploration activities and all revenues and costs associated with their discovery, development and production, the Exploration Segment’s estimated fair value was negligible. The decreased value attributable to the Exploration Segment resulted primarily from adverse changes in valuation assumptions and the application of a revised industry definition of value beyond proven and probable reserves (“VBPP”). The changes to valuation assumptions included: (i) a significantly lower assumed annual reserve growth rate (from 4% to 3%), (ii) a significant change in the financial markets resulting in a significant increase in the discount rate (from 8% to 10%), and (iii) an increase in finding costs due to a combination of increased spending and reduced exploration success. The revised definition of VBPP ascribes more value to tangible mineral interest than the original definition used. As a result of applying the new definition of VBPP, the higher value ascribed to the Exploration Segment’s tangible mineral interests reduced the implied value of the Exploration Segment’s goodwill to a negligible value. Based on the negligible valuation, the Exploration Segment goodwill was impaired and the full $1,122 of goodwill was recorded as a non-cash write-down at December 31, 2007.

Merchant Banking Goodwill

During June 2007, our Board of Directors approved a plan to cease Merchant Banking activities, and Merchant Banking was subsequently sold in December 2007. Merchant Banking previously provided advisory services to assist in managing our portfolio of operating and property interests. Merchant Banking was also engaged in developing value optimization strategies for operating and non-operating assets, business development activities, merger and acquisition analysis and negotiations, monetizing inactive exploration properties, capitalizing on proprietary technology and know-how and acting as an internal resource for other corporate groups to improve and maximize business outcomes. As a result of the Board’s approval of management’s plan to cease Merchant Banking activities, we recorded a $1,665 non-cash charge to impair the goodwill associated with the Merchant Banking Segment during the second quarter of 2007.

Amortization

Expenditures for new facilities or equipment and expenditures that extend the useful lives of existing facilities or equipment are capitalized and amortized using the straight-line method at rates sufficient to amortize such costs over the estimated future lives of such facilities or equipment. These lives do not exceed the estimated mine life based on proven and probable reserves as the useful lives of these assets are considered to be limited to the life of the relevant mine.

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

The calculation of the UOP rate of amortization, and therefore the annual amortization charge to operations, could be materially impacted to the extent that actual production in the future is different from current forecasts of production based on proven and probable reserves. This would generally occur to the extent that there were significant changes in any of the factors or assumptions used in determining reserves. These changes could include: (i) an expansion of proven and probable reserves through exploration activities; (ii) differences between estimated and actual costs of production, due to differences in grade, metal recovery rates and foreign currency exchange rates; and (iii) differences between actual commodity prices and commodity price assumptions used in the estimation of reserves. If reserves decreased significantly, amortization charged to operations would increase; conversely, if reserves increased significantly, amortization charged to operations would decrease. Such changes in reserves could similarly impact the useful lives of assets depreciated on a straight-line basis, where those lives are limited to the life of the mine, which in turn is limited to the life of the proven and probable reserves.

The expected useful lives used in amortization calculations are determined based on applicable facts and circumstances, as described above. Significant judgment is involved in the determination of useful lives, and no assurance can be given that actual useful lives will not differ significantly from the useful lives assumed for the purpose of amortization calculations.

Carrying Value of Stockpiles

Stockpiles represent ore that has been extracted from the mine and is available for further processing. Stockpiles are measured by estimating the number of tons added and removed from the stockpile, the number of contained ounces or pounds (based on assay data), and the estimated metallurgical recovery rates (based on the expected processing method). Stockpile ore tonnages are verified by periodic surveys. Costs are allocated to stockpiles based on relative values of material stockpiled and processed using current mining costs incurred up to the point of stockpiling the ore, including applicable overhead and amortization relating to mining operations. Costs are added to a stockpile based on current mining costs and removed at each stockpile’s average cost per recoverable ounce of gold or pound of copper in the stockpile. Stockpiles are reduced as material is removed and processed further. At December 31, 2009 and 2008, our stockpiles had a total carrying value of $1,387 (Batu Hijau, $834; Nevada, $269; Other Australia/New Zealand, $121; Boddington, $59; others, $104) and $990 (Batu Hijau, $612; Nevada, $214; Other Australia/New Zealand, $95; others, $69), respectively.

Costs that are incurred in or benefit from the productive process are accumulated as stockpiles. We record stockpiles at the lower of average cost or net realizable value (“NRV”), and carrying values are evaluated at least quarterly. NRV represents the estimated future sales price based on short-term and long-term metals prices, less estimated costs to complete production and bring the product to sale. The primary factors that influence the need to record write-downs of stockpiles include short-term and long-term metals prices and costs for production inputs such as labor, fuel and energy, materials and supplies, as well as realized ore grades and actual production levels. The significant assumptions in determining the NRV for each mine site reporting unit at December 31, 2009 included production cost and capitalized expenditure assumptions unique to each operation, a long-term gold price of $900 per ounce, a long-term copper price of $2.50 per pound and U.S. to Australian dollar exchange rate of $0.80 per A$1.00. If short-term and long-term metals prices decrease, the value of the stockpiles decrease, and it may be necessary to record a write-down of stockpiles to NRV. During 2009, 2008 and 2007, write-downs of stockpiles to NRV totaled $nil, $2 and $14, respectively.

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

Carrying Value of Ore on Leach Pads

Ore on leach pads represent ore that has been mined and placed on leach pads where a weak cyanide solution is applied to the surface of the heap to dissolve the gold. Costs are added to ore on leach pads based on current mining costs, including applicable amortization relating to mining operations. Costs are removed from ore on leach pads as ounces are recovered based on the average cost per estimated recoverable ounce of gold on the leach pad.

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

Although the quantities of recoverable gold placed on the leach pads are reconciled by comparing the grades of ore placed on pads to the quantities of gold actually recovered (metallurgical balancing), the nature of the leaching process inherently limits the ability to precisely monitor inventory levels. As a result, the metallurgical balancing process is constantly monitored and estimates are refined based on actual results over time. Historically, our operating results have not been materially impacted by variations between the estimated and actual recoverable quantities of gold on its leach pads. Variations between actual and estimated quantities resulting from changes in assumptions and estimates that do not result in write-downs to NRV are accounted for on a prospective basis. The significant assumptions in determining the NRV for each mine site reporting unit at December 31, 2009 apart from production cost and capitalized expenditure assumptions unique to each operation, included a long-term gold price of $900 per ounce. If short-term and long-term metals prices decrease, the value of the ore on leach pads decrease, and it may be necessary to record a write-down of ore on leach pads to NRV.

Carrying Value of Long-Lived Assets

We review and evaluate our long-lived assets for impairment when events or changes in circumstances indicate that the related carrying amounts may not be recoverable. An asset impairment is considered to exist if the total estimated future cash flows on an undiscounted basis are less than the carrying amount of the asset, including goodwill, if any. An impairment loss is measured and recorded based on discounted estimated future cash flows. Future cash flows are estimated based on estimated quantities of recoverable minerals, expected gold and other commodity prices (considering current and historical prices, trends and related factors), production levels, operating costs, capital requirements and reclamation costs, all based on life-of-mine plans. The significant assumptions in determining the NRV for each mine site reporting unit at December 31, 2009 apart from production cost and capitalized expenditure assumptions unique to each operation, included a long-term gold price of $900 per ounce, a long-term copper price of $2.50 per pound and U.S. to Australian dollar exchange rate of $0.80 per A$1.00. During 2009, 2008 and 2007, we recorded write-downs of $7, $137 and $10, respectively, to reduce the carrying value of property, plant and mine development.

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

Derivative Instruments

With the exception of the Call Spread Transactions (as described in Note 12 to the Consolidated Financial Statements), all financial instruments that meet the definition of a derivative are recorded on the balance sheet at fair market value. Changes in the fair market value of derivatives are recorded in the statements of consolidated income (loss), except for the effective portion of the change in fair market value of derivatives that are designated as a cash flow hedge and qualify for cash flow hedge accounting. Management applies significant judgment in estimating the fair value of instruments that are highly sensitive to assumptions regarding commodity prices, market volatilities, foreign currency exchange rates and interest rates. Variations in these factors could materially affect amounts credited or charged to earnings to reflect the changes in fair market value of derivatives. Certain derivative contracts are accounted for as cash flow hedges, whereby the effective portion of changes in fair market value of these instruments are deferred in Accumulated other comprehensive income (loss) and will be recognized in the statements of consolidated income (loss) when the underlying transaction designated as the hedged item impacts earnings. The derivative contracts accounted for as cash flow hedges are designated against future foreign currency expenditures or future diesel expenditures, where management believes the forecasted transaction is probable of occurring. To the extent that management determines that such future foreign currency or diesel expenditures are no longer probable of occurring, gains and losses deferred in Accumulated other comprehensive income (loss) would be reclassified to the statements of consolidated income (loss) immediately.

Reclamation and Remediation Obligations (Asset Retirement Obligations)

Reclamation costs are allocated to expense over the life of the related assets and are periodically adjusted to reflect changes in the estimated present value resulting from the passage of time and revisions to the estimates of either the timing or amount of the reclamation and remediation costs. The asset retirement obligation is based on when the spending for an existing environmental disturbance will occur. We review, on at least an annual basis, the asset retirement obligation at each mine site in accordance with guidance for accounting for asset retirement obligations.

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

Our operations involve dealing with uncertainties and judgments in the application of complex tax regulations in multiple jurisdictions. The final taxes paid are dependent upon many factors, including negotiations with taxing authorities in various jurisdictions and resolution of disputes arising from federal, state, and international tax audits. We recognize potential liabilities and record tax liabilities for anticipated tax audit issues in the U.S. and other tax jurisdictions based on our estimate of whether, and the extent to which, additional taxes will be due. At January 1, 2007, we adopted income tax guidance to record these liabilities (refer to Note 8 of the Consolidated Financial Statements for additional information). We adjust these reserves in light of changing facts and circumstances; however, due to the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from our current estimate of the tax liabilities. If our estimate of tax liabilities proves to be less than the ultimate assessment, an additional charge to expense would result. If an estimate of tax liabilities proves to be greater than the ultimate assessment, a tax benefit would result. We recognize interest and penalties, if any, related to unrecognized tax benefits in income tax expense.

Consolidated Financial Results

Sales — gold, net for 2009 increased $1,014 compared to 2008 due to a $103 per ounce increase in the average realized price after treatment and refining charges and 384,000 additional ounces sold. Sales — gold, net for 2008 increased $1,128 compared to 2007 due to a $177 per ounce increase in the average realized price after treatment and refining charges and 59,000 additional ounces sold. For a complete discussion regarding variations in gold volumes, see Results of Consolidated Operations below.

The following analysis summarizes the changes in consolidated gold sales:

	Years Ended December 31,
	2009	2008	2007

Consolidated gold sales:
Gross before provisional pricing	$6,397	$5,387	$4,258
Provisional pricing mark-to-market	15	(2)	13

Gross after provisional pricing	6,412	5,385	4,271
Less: Treatment and refining charges	(26)	(13)	(27)

Net	$6,386	$5,372	$4,244

Consolidated gold ounces sold (thousands):
Gross	6,543	6,170	6,097
Less: Incremental start-up sales(1)	(9)	(20)	(6)

Net	6,534	6,150	6,091

Average realized gold price per ounce:
Gross before provisional pricing	$979	$876	$699
Provisional pricing mark-to-market	2	—	2

Gross after provisional pricing	981	876	701
Less: Treatment and refining charges	(4)	(2)	(4)

Net	$977	$874	$697

The change in consolidated gold sales is due to:

	2009 vs.	2008 vs.
	2008	2007

Increase in consolidated ounces sold	$337	$41
Increase in average realized gold price	690	1,073
Decrease (increase) in treatment and refining charges	(13)	14

	$1,014	$1,128

(1)	Incremental start-up includes the removal and production of de minimis saleable materials during development and is recorded as Other income, net of incremental mining and processing costs.

Sales — copper, net increased in 2009 compared to 2008 due to 217 million additional pounds sold. Sales — copper, net decreased in 2008 compared to 2007 due to 138 million fewer pounds sold and lower realized prices. For a complete discussion regarding variations in copper volumes, see Results of Consolidated Operations below.

The following analysis reflects the changes in consolidated copper sales:

	Years Ended December 31,
	2009	2008	2007

Consolidated copper sales:
Gross before provisional pricing	$1,283	$878	$1,409
Provisional pricing mark-to-market	173	(47)	(34)
Hedging losses	—	—	(1)

Gross after provisional pricing	1,456	831	1,374
Less: Treatment and refining charges	(137)	(79)	(153)

Net	$1,319	$752	$1,221

Consolidated copper pounds sold (millions)	507	290	428
Average realized price per pound:
Gross before provisional pricing	$2.53	$3.03	$3.30
Provisional pricing mark-to-market	0.33	(0.16)	(0.09)

Gross after provisional pricing	2.86	2.87	3.21
Less: Treatment and refining charges	(0.26)	(0.28)	(0.35)

Net	$2.60	$2.59	$2.86

The change in consolidated copper sales is due to:

	2009 vs.	2008 vs.
	2008	2007

Increase (decrease) in consolidated pounds sold	$623	$(443)
Increase (decrease) in average realized copper price	2	(100)
Decrease (increase) in treatment and refining charges	(58)	74

	$567	$(469)

The following is a summary of consolidated gold and copper sales, net:

	Years Ended December 31,
	2009	2008	2007

Gold
North America:
Nevada	$1,943	$1,929	$1,616
La Herradura	113	83	60
Other North America	—	—	8

	2,056	2,012	1,684
South America:
Yanacocha	2,013	1,613	1,093
Asia Pacific:
Batu Hijau	550	261	351
Jundee	413	342	214
Kalgoorlie	329	264	224
Tanami	280	321	305
Waihi	116	123	66
Boddington	101	—	—

	1,789	1,311	1,160
Africa:
Ahafo	528	435	306
Corporate and other	—	1	1

	$6,386	$5,372	$4,244

Copper
Asia Pacific:
Batu Hijau	$1,292	$752	$1,221
Boddington	27	—	—

	$1,319	$752	$1,221

Costs applicable to sales — gold increased in 2009 compared to 2008 due to higher sales volumes, higher royalty and workers participation expenses, partially offset by higher by-product sales and lower diesel costs. The increase in 2008 compared to 2007 was due to higher diesel costs and higher royalty and workers participation expenses, partially offset by lower waste removal costs at Batu Hijau and higher by-product sales. Costs applicable to sales — copper decreased in 2009 from 2008 due to lower diesel and mining costs, partially offset by higher labor costs and the start-up of Boddington production. The decrease in 2008 from 2007 was due to lower waste removal costs, partially offset by higher diesel, labor and milling costs. For a complete discussion regarding variations in operations, see Results of Consolidated Operations below.

Amortization increased in 2009 from 2008 due to the start-up of Boddington, higher underground production at Nevada and Jundee, development of North Lantern in Nevada, a full year’s amortization of Hope Bay infrastructure and higher production at Batu Hijau. Amortization increased in 2008 from 2007 due to increased production at Jundee, Waihi and Ahafo, a larger portion of Nevada production being sourced from the Phoenix and Leeville operations and the start-up of the gold mill at Yanacocha and the power plant in Nevada. Amortization expense fluctuates as capital expenditures increase or decrease and as production levels increase or decrease due to the use of the units-of production amortization method for mineral interests and mine development. For a complete discussion, see

Results of Consolidated Operations, below. We expect Amortization to increase to approximately $940 to $970 in 2010.

The following is a summary of Costs applicable to sales and Amortization by operation:

	Costs Applicable to Sales			Amortization
	Years Ended December 31,			Years Ended December 31,
	2009	2008	2007	2009	2008	2007

Gold
North America:
Nevada	$1,045	$1,022	$1,021	$261	$246	$220
La Herradura	42	38	29	11	8	7
Other North America	—	—	2	—	—	—

	1,087	1,060	1,052	272	254	227
South America:
Yanacocha	642	637	490	168	170	160
Asia Pacific:
Batu Hijau	118	124	114	30	25	25
Jundee	136	149	138	49	34	26
Kalgoorlie	210	231	191	15	16	24
Tanami	189	220	181	47	39	37
Waihi	57	55	42	25	33	22
Boddington	45	—	—	15	—	—

	755	779	666	181	147	134
Africa:
Ahafo	242	205	168	68	63	43

	2,726	2,681	2,376	689	634	564
Copper
Asia Pacific:
Batu Hijau	307	399	450	78	80	96
Boddington	16	—	—	4	—	—

	323	399	450	82	80	96
Other
Hope Bay	—	—	—	12	1	—
Asia Pacific	—	—	—	3	3	3
Corporate and Other	—	—	—	20	20	22

	—	—	—	35	24	25

	$3,049	$3,080	$2,826	$806	$738	$685

The Loss on settlement of price-capped forward sales contracts of $531 in 2007 resulted from the elimination of the 1.85 million ounces of forward sales contracts that would have impacted results in 2008, 2009 and beyond.

Midas redevelopment of $11 in 2007 resulted from activities undertaken, during the period in which operations were suspended, to regain entry into the mine in order to resume commercial production following a fatal accident that occurred in June 2007.

Exploration decreased to $187 in 2009 from $213 in 2008 due to a reduced drilling program related to the Company’s focus on net cash flow generation and a more selective and strategic exploration program. We expect Exploration spending to increase to approximately $190 to $220 in 2010.

During 2009, we added 6.4 million equity ounces to proven and probable reserves, with 6.8 million equity ounces of depletion. Reserve additions of 6.4 million equity ounces were primarily due to conversion of mineralized material at Gold Quarry (2.9 million equity ounces), Boddington (1.3 million equity ounces), Tanami (0.5 million equity ounces) and Ahafo (0.5 million equity ounces) with most of the remaining additions coming from open pit and underground sources in Australia and South America (0.6 million equity ounces). Gold reserves were revised down by 0.3 million equity ounces at Phoenix in Nevada, primarily due to metallurgy, geology and modeling impacts. The estimated impact of the change in gold price assumption on these reserve additions was an increase of 1.7 million equity ounces.

During 2008, we added 5.2 million equity ounces to proven and probable reserves, with 6.7 million equity ounces of depletion. Reserve additions from exploration of 4.4 million equity ounces were primarily due to conversion of mineralized material at Boddington (1.6 million equity ounces, 66.67% ownership), with most of the remaining additions coming from several open pit and underground sites in Nevada (totaling 1.2 million equity ounces) and from underground sites in Australia (0.7 million equity ounces). Gold reserves were revised down by 1.1 million equity ounces, primarily due to metallurgy, geology and modeling impacts at Phoenix in Nevada. The impact of the change in gold price assumption on reserve additions was an increase of 1.9 million equity ounces.

During 2007, we added 0.8 million equity ounces to proven and probable reserves, with 7.3 million equity ounces of depletion. Reserve additions from exploration of 3.5 million equity ounces were primarily due to further extension drilling at Boddington (66.67% ownership), Jundee and Tanami in Australia (2.6 million equity ounces), with the remaining additions from several opn pit and underground sites in Nevada as well as La Herradura in Mexico. The impact of the change in gold price assumption on reserve additions was an increase of 0.7 million equity ounces.

Advanced projects, research and development includes the following:

	Years Ended December 31,
	2009	2008	2007

Major projects:
Boddington	$25	$3	$3
Hope Bay	25	39	—
Akyem	8	7	6
Conga	4	4	3
Other projects:
Technical and project services	24	23	15
Nevada growth	15	12	7
Corporate	14	15	2
Yanacocha sulfides	5	1	5
Tanami optimization	4	4	3
Fort a la Corne JV	1	26	—
Euronimba	—	15	7
Other	10	17	11

	$135	$166	$62

Advanced projects, research and development includes project management costs, feasibility studies and certain drilling costs. Significant projects include the start-up of Boddington, the Hope Bay gold project in Nunavut, Canada, the Akyem gold project in Ghana and the Conga copper and gold project in Peru. We expect Advanced projects, research and development spending to be approximately $185 to $210 in 2010, an increase from 2009, with a focus on the major projects above.

General and administrative expense increased in 2009 compared to 2008 due to higher benefits, mainly pension and other post retirement costs. General and administrative expense remained stable over the period from 2007 to 2008. General and administrative expense as a percentage of revenues was 2.1% in 2009, compared to 2.4% and 2.6% in 2008 and 2007, respectively. We expect General and administrative expenses to be approximately $160 to $170 in 2010.

Write-down of goodwill in 2007 was $1,122 ($nil for 2009 and 2008) and was related to the Exploration segment. The impairment resulted primarily from adverse changes in valuation assumptions and the application of a revised industry definition of value beyond proven and probable reserves (“VBPP”). The changes to valuation assumptions included: (i) a significantly lower assumed annual reserve growth rate (from 4% to 3%), (ii) a significant change in the financial markets resulting in a significant increase in the discount rate (from 8% to 10%), and (iii) an increase in finding costs due to a combination of increased spending and reduced exploration success. The revised definition of VBPP ascribes more value to tangible mineral interest than the original definition used by the Company. As a result of applying the new definition of VBPP, the higher value ascribed to the Exploration Segment’s tangible mineral interests reduced the implied value of the Exploration Segment’s goodwill to a negligible value.

Write-down of property, plant and mine development totaled $7, $137 and $10 for 2009, 2008 and 2007, respectively. The 2009 write-down primarily related to assets in Asia Pacific and South America. The 2008 write-down primarily related to mineral interests and other assets in North America and Asia Pacific. In North America, the Fort a la Corne JV assets were impaired based on 2008 geologic results and potential project economics leading to our decision to cease funding our share of project development costs. The 2007 write-down primarily related to assets in Asia Pacific.

For a discussion of our policy for assessing the carrying value of goodwill and long-lived assets for impairment, see Critical Accounting Policies, above.

Other expense, net was $383, $351 and $243 for 2009, 2008 and 2007, respectively. The increase of $32, or 9%, in 2009 over 2008 is due to $90 of costs related to acquiring the remaining interest in Boddington, a workforce reduction that impacted 3% of our global workforce and an increase in expenses for the Western Australian power plant, partially offset by higher reclamation estimate revisions in 2008 and the recovery of bad debts provided for in 2008. The increase of $108, or 44%, in 2008 over 2007 primarily relates to reclamation estimate revisions for changes in environmental obligation estimates at inactive mines including Mt. Leyshon in Australia and the Midnite mine in Washington, USA.

Other income, net was $88, $123 and $100 for 2009, 2008 and 2007, respectively. The decrease of $35, or 28%, in 2009 over 2008 is primarily related to a decrease in Canadian Oil Sands Trust income due to lower oil prices in 2009 and higher gains on sale of investments and exploration properties in 2008, partially offset by the impairment of investments in Shore Gold Inc. (“Shore”) and Gabriel Resources Ltd. (“Gabriel”) in 2008. The increase of $23, or 23%, in 2008 over 2007 is primarily related to an increase in Canadian Oil Sands Trust income due to significantly higher oil prices through the majority of 2008 and gains on sales of investments and exploration properties in 2008, partially offset by the impairment of investments in Shore and Gabriel in 2008.

Interest expense, net of capitalized interest was $120, $135 and $118 for 2009, 2008 and 2007, respectively. Capitalized interest totaled $111, $47 and $50 in each year, respectively. Interest costs decreased in 2009 primarily due to higher capitalized interest, partially offset by additional interest on the $900 and $1,100 senior notes issued in September 2009 and $518 convertible senior notes issued in February 2009. Capitalized interest increased compared to the prior periods due to the construction of Boddington. Interest costs increased in 2008 primarily due to increased borrowings under our revolving credit facility and a full year of interest on the $1,150 convertible senior notes issued in July 2007, partially offset by the repayment of borrowings at Batu Hijau and Australia. We expect Interest expense, net of capitalized interest to be approximately $270 to $290 in 2010 due to lower capitalized interest and higher average levels of debt related to the senior notes issued in 2009.

Income tax expense was $788 in 2009, compared to $100 and $190 in 2008 and 2007, respectively. The effective tax rates were 27%, 8% and (49%) in 2009, 2008 and 2007, respectively. Without the restructuring that resulted in a $159 tax benefit in 2008 and the $1,122 goodwill impairment charge in 2007 (which is not deductible for tax purposes and for which no related income tax benefit can be claimed), the effective tax rates for 2008 and 2007 would have been 21% and 26%. The factors that most significantly impacted our effective tax rates for the three periods are percentage depletion, the rate differential related to foreign earnings indefinitely invested, valuation allowances related to deferred tax assets, foreign earnings not indefinitely reinvested net of foreign tax credits, earnings attributable to noncontrolling interests in subsidiaries and affiliated companies, changes in estimates of reserves for income tax uncertainties, foreign currency translation gains and losses, changes in tax laws, goodwill impairment and the impact of certain specific transactions. Many of these factors are sensitive to the average realized price of gold and other metals.

Percentage depletion allowances (tax deductions for depletion that may exceed our tax basis in our mineral reserves) are available to us under the income tax laws of the United States for operations conducted in the United States or through branches and partnerships owned by U.S. subsidiaries included in our consolidated United States income tax return. The deductions are highly sensitive to the price of gold and other minerals produced by the Company. The tax benefits from percentage depletion were $127, $130 and $70 in 2009, 2008 and 2007, respectively. The increase in 2008 compared to 2007 primarily is due to the increase in gold price.

We operate in various countries around the world that have tax laws, tax incentives and tax rates that are significantly different than those of the United States. Many of these differences combine to move our overall effective tax rate higher or lower than the United States statutory rate depending on the mix of income relative to income earned in the United States. The effect of these differences is shown in Note 8 to the Consolidated Financial Statements as either a foreign rate differential or the effect of foreign earnings, net of credits. Differences in tax rates and other foreign income tax law variations make our ability to fully utilize all of our available foreign income tax credits on a year-by-year basis highly dependent on the price of the gold and copper produced by the Company and the costs of production, since lower prices or higher costs can result in our having insufficient sources of taxable income in the United States to utilize all available foreign tax credits. Such credits have limited carry back and carry forward periods and can only be used to reduce the United States income tax imposed on our foreign earnings included in our annual United States consolidated income tax return. The effects of foreign earnings, net of allowable credits, resulted in a decrease in income tax expense of $6 for 2009 and an increase in income tax expense of $nil and $13 in 2008 and 2007, respectively. The effect of different income tax rates in countries where earnings are indefinitely reinvested contributed to a decrease in our income tax expense of $4 for 2009 and an increase in our income tax expense of $20 and $7 in 2008 and 2007, respectively.

The tax effect of changes in local country tax laws, as shown in our effective tax reconciliation in Note 8 to the Consolidated Financial Statements, resulted in no tax effect in 2009 and 2008 and a net tax benefit of $4 in 2007. The net tax benefit in 2007 is primarily related to a decrease in Canadian federal and provincial statutory tax rates and a decrease in New Zealand tax rates.

The need to record valuation allowances related to our deferred tax assets (primarily attributable to net operating losses and tax credits) is principally dependent on the following factors: (i) the extent to which the net operating losses and tax credits can be carried back and yield a tax benefit; (ii) our long-term estimate of future average realized minerals prices; and (iii) the degree to which many of the tax laws and income tax agreements that apply to us and our subsidiaries around the world tend to create significant tax deductions early in the mining process. These up-front deductions can give rise to net operating losses and tax credit carry forwards in circumstances where future sources of taxable income may not coincide with available carry forward periods even after taking into account all available tax planning strategies. Furthermore, certain liabilities, accrued for financial reporting purposes, may not be deductible for tax purposes until such liabilities are actually funded which could happen after mining operations have ceased, when sufficient sources of taxable income may not be available. Changes to valuation allowances decreased income tax expense by $32 and $17 in 2009 and 2007 and increased income tax expense by $31 in 2008. The reduction in valuation allowances in 2009 and 2007 are a result of the increase in value of certain marketable securities investments, and higher forecasted taxable income from certain mining operations caused by the increase in the average price of gold and the realization of capital loss benefits. The valuation allowance also decreased in 2009 as a result of a write off of Australian capital losses that had no impact on the Company’s effective tax rate. The increase in 2008 primarily is related to losses recorded on the decrease in value of certain marketable securities investments.

We consolidate certain subsidiaries of which we do not own 100% of the outstanding equity. However, for tax purposes, we are only responsible for the income taxes on the portion of the taxable earnings attributable to our ownership interest of each consolidated entity. Such noncontrolling interests contributed $18, $19 and $4 in 2009, 2008 and 2007, respectively, as reductions in our income tax expense.

Tax expense decreased by $38 and $69 in 2009 and 2008, respectively, and increased by $3 in 2007 relating to the reduction in income taxes resulting from revised estimates of reserves for uncertain income tax positions recorded in jurisdictions where either the statutes of limitations expired or where uncertain income tax positions were settled.

Our tax expense decreased by $21 in 2008 due to the U.S. income tax effect of realized translation losses attributable to Canadian dollar-denominated debt instruments that were converted to equity. Because we intend to indefinitely reinvest earnings from Newmont Mining Corporation of Canada Limited, the obligor on such debt instruments, no offsetting United States deferred income tax effect can be recorded.

During 2008, tax expense decreased by $159 related to restructuring the form of one of the Company’s non-US subsidiaries. This transaction gave rise to a significant loss that allowed the Company to recover income taxes paid in prior years.

Based on the uncertainty and inherent unpredictability of the factors influencing our effective tax rate and the sensitivity of such factors to gold and other metals prices as discussed above, the effective tax rate is expected to be volatile in future periods. The effective tax rate is expected to be between 28% and 32% in 2010.

Net income attributable to noncontrolling interests was as follows:

	Years Ended December 31,
	2009	2008	2007

Batu Hijau	$445	$98	$299
Yanacocha	354	232	108
Other	(3)	(1)	3

	$796	$329	$410

Net income attributable to noncontrolling interests increased in 2009 from 2008 as a result of increased earnings at Batu Hijau and Yanacocha (see Results of Consolidated Operations, Batu Hijau Operations and Yanacocha Operations) and divestiture of a portion of Batu Hijau in accordance with the provisions of the Contract of Work. The 2008 decrease from 2007 resulted from lower earnings at Batu Hijau partially offset by increased earnings at Yanacocha (see Results of Consolidated Operations, Batu Hijau Operations and Yanacocha Operations). See Note 11 to the Consolidated Financial Statements for a discussion of the changes in our Batu Hijau ownership.

Equity income (loss) of affiliates was as follows:

	Years Ended December 31,
	2009	2008	2007

AGR Matthey Joint Venture	$5	$(2)	$1
Regis Resources NL	—	(3)	(8)
European Gold Refineries	—	—	6
La Zanja	(4)	—	—
Euronimba	(17)	—	—

	$(16)	$(5)	$(1)

Our interest in Regis Resources NL (“Regis Resources”) was diluted in 2009 to a level where we no longer account for our interest in Regis Resources pursuant to the equity method. In 2008, Newmont purchased additional shares of European Gold Refineries (“EGR”) resulting in our consolidation of EGR. Beginning in 2009, we began accounting for our investments in La Zanja (46.94%) and Euronimba (43.5%) on the equity method.

Income (loss) from discontinued operations was as follows:

	Years Ended December 31,
	2009	2008	2007

Sales — gold, net	$32	$75	$179
Income (loss) from operations:
Kori Kollo	$1	$(9)	$22
Royalty portfolio	—	6	123
Pajingo	—	—	8

	1	(3)	153

Gain on sale of operations:
Pajingo	—	1	8
Zarafshan	—	—	77

	—	1	85

Gain on sale of royalty portfolio	—	—	905
Loss on impairment of goodwill and other assets	(44)	—	(1,665)

Pre-tax loss	(43)	(2)	(522)
Income tax benefit (expense)	27	15	(383)

Income (loss) from discontinued operations	$(16)	$13	$(905)

Discontinued operations include the Kori Kollo operation sold in July 2009 and the royalty portfolio and Pajingo operation, both sold in December 2007 and the Zarafshan operation expropriated by the Uzbekistan government in 2006.

Gold ounces sold in discontinued operations were as follows:

	Years Ended December 31,
	2009	2008	2007

Ounces sold (000):
Kori Kollo	37	85	87
Pajingo	—	—	171

Total	37	85	258

Less noncontrolling interest	(4)	(10)	(11)

Equity(1)	33	75	247

(1)	Gold ounces sold attributable to Newmont after noncontrolling interest.

In July 2009, we sold our interest in the Kori Kollo operation in Bolivia. As part of the transaction, a reclamation trust fund was established with the proceeds to be made available exclusively to pay for closure and reclamation costs when operations eventually cease. We recorded a $13 liability for the trust fund and recognized a $16 charge, net of tax benefits.

In December 2007, we sold substantially all of Pajingo’s assets for cash and marketable equity securities totaling $23 resulting in a gain of $8. Additional Pajingo asset sales resulted in a gain of $1 in 2008.

In June 2007, our Board of Directors approved a plan to cease Merchant Banking activities. As part of this plan, we decided to dispose our royalty portfolio assets and a portion of our marketable equity securities portfolio and to cease further investments in marketable equity securities that do not support our core gold mining business. In June 2007, we recorded a $1,665 non-cash charge to impair the goodwill associated with the Merchant Banking Segment. In December 2007, we received net cash proceeds of $1,187 and recognized a gain of $905 related to the sale of the royalty portfolio. In 2008, we recognized additional royalty portfolio revenue of $6 in excess of our 2007 estimate and recorded a $19 tax benefit related to the US tax return true-up on the sale of the royalty portfolio.

Our interest in the Zarafshan operation was expropriated by the Uzbekistan government in 2006. In 2007, after pursuing international arbitration, we received proceeds of $80 and recognized a gain of $77 related to the settlement.

Other comprehensive income (loss), net of tax was $882 in 2009 and included non-cash adjustments for a $418 gain in value of marketable securities, a $264 gain on the translation of subsidiaries with non-U.S. dollar functional currencies, a $14 net gain related to pension and other post-retirement benefit adjustments and a $186 net gain on derivatives designated as cash flow hedges. Other comprehensive income (loss), net of tax was $1,212 in 2008 and included a $573 loss in value of marketable securities, a $387 loss on the translation of subsidiaries with non-U.S. dollar functional currencies, a $130 net loss related to pension and other post-retirement benefit adjustments and a $122 net loss on derivatives designated as cash flow hedges. Other comprehensive income (loss), net of tax was $288 in 2007 and included non-cash adjustments for a $113 gain in value of marketable securities, a $138 gain on the translation of subsidiaries with non-U.S. dollar functional currencies, a $33 gain related to pension and other post-retirement benefit adjustments and a $4 net gain for unrealized gains on derivatives designated as cash flow hedges.

Results of Consolidated Operations

	Gold or Copper Sold(1)			Costs Applicable to Sales(2)			Amortization
	2009	2008	2007	2009	2008	2007	2009	2008	2007
	(ounces in thousands)			($ per ounce)			($ per ounce)

Gold
North America	2,118	2,320	2,439	$513	$457	$432	$128	$110	$94
South America(3)	2,068	1,843	1,565	311	346	313	81	92	103
Asia Pacific(3)(4)	1,811	1,486	1,647	418	524	405	100	99	81
Africa	546	521	446	444	408	376	125	126	96

Total/Weighted-Average	6,543	6,170	6,097	$417	$436	$390	$105	$103	$93

Equity(5)	5,226	5,109	5,071

	(pounds in millions)			($ per pound)			($ per pound)
Copper
Asia Pacific(3)(4)	507	290	428	$0.64	$1.38	$1.05	$0.16	$0.28	$0.22
Equity(5)	226	130	200

(1)	Includes incremental start-up ounces of 9 primarily from Asia Pacific in 2009, 20 primarily from Africa in 2008, and 6 from North America in 2007. Incremental start-up sales include the removal and production of de minimis saleable materials during development and is recorded as Other income, net of incremental mining and processing costs.

(2)	Excludes Amortization, Accretion, Loss on settlement of price-capped forward sales contracts and the 2007 Midas redevelopment.

(3)	Consolidated gold ounces and copper pounds sold includes noncontrolling interests’ share for Yanacocha and Batu Hijau.

(4)	Our ownership in Batu Hijau decreased to 35.44% from 45% as a result of the November and December 2009 divestiture transactions in accordance with the Contract of Work. Our economic interest in Batu Hijau decreased to 45% from 52.88% in May 2007 as a result of an unrelated shareholder redeeming their carried interest loan. See Note 11 to the Consolidated Financial Statements for a discussion of the changes in our ownership of Batu Hijau.

(5)	Gold ounces and copper pounds sold attributable to Newmont after noncontrolling interests.

Consolidated gold ounces sold increased 6% in 2009 from 2008 due to:

•	higher production from Asia Pacific due to higher ore grade and throughput at Batu Hijau and the start-up of Boddington;

•	higher production from South America due to higher mill production from higher grade and throughput at Yanacocha; partially offset by

•	lower production from North America due to lower grade and lower leach placement in Nevada.

Consolidated gold ounces sold increased 1% in 2008 from 2007 due to:

•	higher production from South America due to start-up of milling operations;

•	higher production from Africa due to higher ore grades; partially offset by

•	lower production from Asia Pacific due to lower ore grades, throughput and recovery at Batu Hijau.

Consolidated copper pounds sold increased 75% in 2009 from 2008 due to higher ore grades and throughput at Batu Hijau and the start-up of Boddington. Consolidated copper pounds sold decreased 32% in 2008 from 2007 due to lower ore grades, throughput and recovery at Batu Hijau.

Costs applicable to sales per consolidated gold ounce sold decreased 4% in 2009 compared to 2008 due to higher production, lower diesel costs and higher by-product credits partially offset by higher royalties and workers participation. Costs applicable to sales per consolidated gold ounce sold increased 12% in 2008 compared to 2007 due to higher diesel, royalty and labor costs, partially offset by higher by-product sales and lower waste removal costs at Batu Hijau. Costs applicable to sales per consolidated copper pound decreased 54% in 2009 compared to 2008 due to higher copper production, lower waste removal costs at Batu Hijau, lower diesel costs and a lower co-product allocation of costs to copper at Batu Hijau. Costs applicable to sales per consolidated copper pound increased 31% in 2008 compared to 2007 due to lower copper production.

We expect 2010 consolidated gold production of approximately 6.3 to 6.8 million ounces, primarily due to higher production from Asia Pacific as a result of the ramp-up of Boddington, partially offset by lower production in North America and South America as a result of increased waste stripping and lower ore grades. Costs applicable to sales per ounce for 2010 are expected to be approximately $450 to $480 per ounce due to lower expected sales at Nevada and Yanacocha, and higher oil prices, partially offset by the ramp-up of lower cost Boddington production. We expect 2010 consolidated copper production of approximately 540 to 600 million pounds at Costs applicable to sales of approximately $0.85 to $0.95 per pound as a result of higher expected oil prices and the ramp-up of slightly higher cost production at Boddington.

North America Operations

	Gold Ounces Sold(1)			Costs Applicable to Sales(2)			Amortization
	2009	2008	2007	2009	2008	2007	2009	2008	2007
	(in thousands)			($ per ounce)			($ per ounce)

Nevada	2,005	2,225	2,341	$521	$460	$437	$130	$111	$94
La Herradura (44% owned)	113	95	86	372	397	340	95	86	77
Golden Giant	—	—	12	—	—	177	—	—

Total/Weighted-Average	2,118	2,320	2,439	$513	$457	$432	$128	$110	$94

(1)	Includes incremental start-up ounces of 1, 1 and 6 in 2009, 2008 and 2007, respectively, in Nevada.

(2)	Excludes Amortization, Accretion, the 2007 Loss on settlement of price-capped forward sales contracts and the 2007 Midas redevelopment.

2009 compared to 2008

Nevada, USA.  Gold ounces sold decreased 10% due to lower mill ore grades and lower leach placement. Open pit ore mined decreased 21% to 29.6 million tons in 2009 due to mine sequencing at Gold Quarry. Underground ore mined increased 10% to 2.7 million tons in 2009 due to higher tonnage at Leeville as well as remnant mining at Carlin East. Mill ore grade decreased 9% due to lower grades from Leeville as well as ramping down and completion of production at Deep Post. Ore placed on leach pads decreased 40% to 11.9 million tons in 2009, primarily as a result of mine sequencing at Gold Quarry, partially offset by the start-up of North Lantern. Costs applicable to sales per ounce increased 13% in 2009 compared to 2008 due to lower production and higher underground mining costs, partially offset by lower fuel costs and higher by-product credits. Amortization per ounce increased 17% due to lower total production, higher underground development costs and a full year of power plant operations.

La Herradura, Mexico.  Gold ounces sold increased 19% in 2009 from 2008, primarily due to higher leach placement. Costs applicable to sales decreased 6% due to higher production and lower fuel costs.

2008 compared to 2007

Nevada, USA.  Gold ounces sold in Nevada decreased 5% due to the completion of milling at Lone Tree, lower production at Twin Creeks and reduced ore processing by third parties experiencing operating and financial difficulties, partially offset by higher production from Midas, Leeville and leach pads. Open pit ore mined decreased 12% to 37.4 million tons due to mine sequencing at Twin Creeks and Phoenix. Underground ore mined increased to 2.5 million tons from 1.9 million tons due to an 80% increase at Leeville. Ore milled decreased to 24.8 million tons from 25.5 million tons, while mill ore grade decreased 5% due to processing lower grade Twin Creeks stockpiles. Ore placed on leach pads increased to 19.8 million tons, up from 14.0 million tons, primarily as a result of mine sequencing at Gold Quarry and the start-up of Bobstar. Costs applicable to sales per ounce increased 5% as lower production, increased diesel and other commodity costs, increased underground mining costs, higher royalties and taxes were partially offset by the completion of higher cost Carlin East mining and Lone Tree processing, start-up of the power plant and higher by-product credits. Amortization per ounce increased 18% due to more production being sourced from Leeville, additional haul trucks at Phoenix and the start-up of the power plant.

Our Midas operation was suspended from June to October 2007. Mining activities ramped-up and returned to historic production levels during 2008.

La Herradura, Mexico.  Gold ounces sold increased 10% primarily due to higher leach placement. Costs applicable to sales increased 17% due to increased waste removal and higher fuel costs.

Consolidated gold production for North America is expected to decline to approximately 1.7 to 1.9 million ounces in 2010 and 2011 due to lower production from the Carlin operations and the closure of Deep Post, partially offset by anticipated increases at Leeville. Production from the Carlin operations is expected to be impacted by a geotechnical event that occurred at Gold Quarry in late December 2009, limiting access to ore that was originally scheduled to be mined in 2010 and 2011. Following a series of geotechnical, mine planning and ore blending analyses conducted by the Company in January and February, up to approximately 150,000 ounces of gold production are expected to be deferred from Gold Quarry in 2010, with potential additional ounces deferred in 2011. The Company continues to study opportunities to safely accelerate the production of the ounces currently scheduled to be produced in 2012 through 2013. 2010 cost applicable to sales are expected to increase to approximately $575 to $615 per ounce, primarily due to lower production and higher expected diesel and input commodity prices. Based on current mine plans, consolidated gold production in the North America region in 2011 is expected to remain at 2010 levels with the potential for slightly higher production in 2012 primarily due to higher production from new underground mines and open pits from the Nevada growth projects as well as higher production from La Herradura and mining of the deferred ounces at Gold Quarry in Nevada. Costs applicable to sales in 2010 are expected to be approximately $575 to $615 per ounce, primarily due to lower production and higher expected diesel and input commodity prices. Costs applicable to sales in 2011 and 2012 are expected to remain near 2010 levels with the potential of decreasing with the addition of the growth projects in Nevada and La Herradura production.

South America Operations

	Gold Ounces Sold(1)			Costs Applicable to Sales(2)			Amortization
	2009	2008	2007	2009	2008	2007	2009	2008	2007
	(in thousands)			($ per ounce)			($ per ounce)

Yanacocha, Peru	2,068	1,843	1,565	$311	$346	$313	$81	$92	$103
Equity(3)	1,062	946	804

(1)	Consolidated gold ounces sold includes noncontrolling interests’ share (51.35% owned).

(2)	Excludes Amortization, Accretion and the 2007 Loss on settlement of price-capped forward sales contracts.

(3)	Gold ounces sold attributable to Newmont after noncontrolling interests.

2009 compared to 2008

Consolidated gold ounces sold increased 12% due to higher mill production, partially offset by lower leach production. Mill production increased 326,200 ounces due to a full year of operation and 44% higher mill ore grade. Leach production decreased by 5% due to the timing of recovery from the leach pads. Ore placed on the leach pads increased to 136.3 million tons from 97.8 million tons at a consistent grade of 0.018 ounces per ton. Costs applicable to sales decreased 10% due to higher production, lower diesel costs and higher by-product credits, partially offset by higher workers participation and royalty costs as a result of higher gold prices. Amortization per ounce decreased 12% due to higher production.

2008 compared to 2007

Consolidated gold ounces sold increased 18% due to the start-up of milling operations, partially offset by lower leach production. Ore placed on the leach pads decreased to 97.8 million tons from 98.3 million tons while leach ore grades decreased 5% to 0.018 ounces per ton. Gold production increased by 16% primarily due to 304,200 ounces from the new mill. Start up of the mill occurred in late March and commercial production was achieved in the second quarter of 2008. Costs applicable to sales increased $33 per ounce due to higher diesel and commodity costs and higher workers participation and royalty costs as a result of higher gold prices, partially offset by higher gold production and higher by-product credits. Amortization per ounce decreased 11% as a result of higher gold production partially offset by amortization of the new mill.

Consolidated gold production in South America is expected to decrease in 2010 to approximately 1.5 to 1.6 million ounces, primarily due to lower tonnage mined and lower grades. Costs applicable to sales are expected to increase in 2010 to approximately $360 to $400 per ounce, primarily due to lower gold production and higher contracted services and supplies. Based on current mine plans, assumptions and conditions, consolidated gold production in the South America region for 2011 through 2012 is expected to remain near 2010 levels. Over the same time period, Costs applicable to sales are expected to stabilize.

In 2009, 2008 and 2007, Yanacocha recorded $28, $18 and $10 to Other expense, net, respectively, related to an agreement with the Peruvian government to provide for a royalty payment for community improvements. The negotiated royalty is based on 3.75% of Yanacocha’s net income beginning January 1, 2006 for a period of up to five years.

The 2007 Collective Bargaining Agreement expires in February 2010 and negotiations on a new contract have begun.

Asia Pacific Operations

	Gold or Copper Sold(1)			Costs Applicable to Sales(2)			Amortization
	2009	2008	2007	2009	2008	2007	2009	2008	2007
	(ounces in thousands)			($ per ounce)			($ per ounce)

Gold
Jundee	413	377	298	$331	$395	$462	$120	$91	$88
Kalgoorlie (50% owned)	336	304	323	624	760	591	43	52	74
Tanami	291	365	439	650	604	413	160	108	85
Waihi	118	141	93	481	390	451	215	234	226
Boddington	103	—	—	468	—	—	160	—	—
Batu Hijau(3)(4)	550	299	494	214	414	232	55	85	50

Total/Weighted-Average	1,811	1,486	1,647	$418	$524	$405	$100	$99	$81

Equity(5)	1,500	1,322	1,383

	(pounds in millions)			($ per pound)			($ per pound)
Boddington	9	—	—	$1.77	—	—	$0.46	—	—
Batu Hijau(3)(4)	498	290	428	$0.62	$1.38	$1.05	$0.16	$0.28	$0.22

Total/Weighted-Average	507	290	428	$0.64	$1.38	$1.05	$0.16	$0.28	$0.22

Equity(5)	226	130	200

(1)	Includes incremental start-up ounces of 8 at Boddington in 2009.

(2)	Excludes Amortization, Accretion and the 2007 Loss on settlement of price-capped forward sales contracts.

(3)	Consolidated gold ounces and copper pounds sold includes noncontrolling interests’ share.

(4)	Our ownership in Batu Hijau decreased to 35.44% from 45% as a result of the November and December 2009 divestiture transactions in accordance with the Contract of Work. Our economic interest in Batu Hijau decreased to 45% from 52.88% in May 2007 as a result of an unrelated shareholder redeeming their carried interest loan. See Note 11 to the Consolidated Financial Statements for a discussion of the changes in our ownership of Batu Hijau.

(5)	Gold ounces and copper pounds sold attributable to Newmont after noncontrolling interests.

2009 compared to 2008

Jundee, Australia.  Gold ounces sold increased 10% due to higher throughput as a result of increased mill utilization and slightly higher grade as a result of more underground ore processed. Costs applicable to sales per ounce decreased 16%, due to higher production and movements in the Australian dollar exchange rate, which decreased Costs applicable to sales by approximately $14 per ounce, partially offset by higher royalties. Amortization per ounce increased 32% due to a higher proportion of underground ore processed.

Kalgoorlie, Australia.  Gold ounces sold increased 11% due to higher mill throughput, grade and recovery. Grade was higher due to improved ore extraction and less dilution. Costs applicable to sales per ounce decreased 18% due to higher production, lower diesel prices and movements in the Australian dollar exchange rates, which decreased Costs applicable to sales by approximately $29 per ounce.

Tanami, Australia.  Gold ounces sold decreased 20% due to lower throughput as a result of unplanned mill maintenance and lower grade. Costs applicable to sales per ounce increased 8%, due to lower production and higher royalties, partially offset by lower mining costs and movements in the

Australian dollar exchange rates, which decreased Costs applicable to sales by approximately $33 per ounce. Amortization per ounce increased 48% due to higher capital expenditures and a negative mine life adjustment.

Waihi, New Zealand.  Gold ounces sold decreased 16% due to the temporary suspension of milling operations as a result of an electrical fire in May, partially offset by higher mill ore grade. Costs applicable to sales per ounce increased by 23% due to lower production, higher royalties and higher surface mining costs, partially offset by movements in the New Zealand dollar exchange rates, which decreased Costs applicable to sales by approximately $31 per ounce.

Boddington, Australia.  Commercial production began effective November 19, 2009 and gold sales were 103,300 ounces at Costs applicable to sales of $468 per ounce on a co-product basis ($352 per ounce on a by-product basis; see “Non-GAAP Financial Measures” on page 78). We expect Boddington to produce approximately 1 million ounces annually at Costs applicable to sales of approximately $300 per ounce after copper by-product credits in the first five years.

Batu Hijau, Indonesia.  Consolidated copper pounds and gold ounces sold increased 72% and 84%, respectively, due to higher mill throughput, grade and recovery due to processing higher grade softer Phase 5 ore compared to ore sourced primarily from lower grade stockpiles in 2008. Total Costs applicable to sales decreased $98 due to lower waste mining, lower diesel prices and lower mining costs. Costs applicable to sales decreased to $0.62 per pound of copper and $214 per ounce of gold (55% and 48% lower, respectively), as a result of higher production. Costs applicable to sales — gold also decreased due to a higher co-product allocation of costs to copper due to a higher realized copper price. Amortization per pound of copper and ounce of gold decreased 43% and 35%, respectively, due to higher production.

At December 31, 2009, Batu Hijau had copper sales of 158.3 million pounds priced at an average of $3.34 per pound subject to final pricing compared to 82.0 million pounds priced at an average of $1.39 per pound at December 31, 2008. At December 31, 2009, Boddington had copper sales of 1.8 million pounds priced at an average of $3.35 per pound subject to final pricing.

On September 18, 2009, Batu Hijau experienced a geotechnical failure in a portion of the west wall of the open pit. Batu Hijau utilizes a number of preventive measures, including radar threshold alarms, to monitor movements in the pit walls. As a result, mobile equipment and personnel were evacuated from the pit prior to the wall failure. Operations were suspended for approximately three weeks in the pit pending a geotechnical review and development of a remediation plan to recommence mining operations. Batu Hijau continued to process lower grade ore from stockpiles during the suspension period. Mining operations returned to normal on October 10, 2009. The geotechnical failure will require the accelerated removal of waste material displaced from the event as well as changes to the balance of Phase 5 and the initiation of Phase 6. In general, the Company expects delays in access to ore previously anticipated in 2010 and 2011 with a marginal decrease in ore mined from the ultimate Phase 6 pit.

2008 compared to 2007

Jundee, Australia.  Gold ounces sold increased 27% due to higher grade and a change in the mining sequence resulting in additional high grade ore mined from Westside, partially offset by lower mill throughput. Costs applicable to sales per ounce decreased 15%, attributable to higher production and lower milling costs, partially offset by higher fuel and power costs, and movements in the Australian dollar exchange rate, which increased Costs applicable to sales by approximately $13 per ounce.

Kalgoorlie, Australia.  Gold ounces sold decreased 6% due to a draw-down of gold inventories in 2007, not repeated in 2008. Costs applicable to sales per ounce increased 29%, due to lower production, higher fuel costs, higher waste tons mined and movements in the Australian dollar exchange rate, which increased Costs applicable to sales by approximately $23 per ounce, partially offset by lower milling and administrative costs.

Tanami, Australia.  Gold ounces sold decreased 17% due to a 15% decrease in mill ore grade. Costs applicable to sales per ounce increased 46%, due to lower production, higher contracted services costs, higher milling costs and movements in the Australian dollar exchange rate, which increased Costs applicable to sales by approximately $20 per ounce.

Waihi, New Zealand.  Gold ounces sold increased 52% due to significantly higher mill throughput as mill maintenance was completed in the first quarter of 2007, and milling more Favona underground ore partially offset by 12% lower mill ore grade. Costs applicable to sales per ounce were 14% lower due to higher production and higher by-product credits.

Batu Hijau, Indonesia.  Consolidated copper pounds and gold ounces sold decreased 32% and 39% respectively, due to lower throughput, ore grade and recovery. Batu Hijau experienced heavy rainfall during the first quarter of 2008 causing minor damage to pit infrastructure, as well as adding significant amounts of water to the pit, delaying planned access to higher grade Phase 4 ore in the bottom of the pit until late in the third quarter of 2008. Mill throughput was 19% lower in 2008 compared to 2007 due to processing harder ores and blending limitations as a majority of 2008 ore was sourced from stockpiles and Phase 5 ore. Ore processed during 2008 was lower in grade and contributed to lower recovery than ores processed in 2007. Costs applicable to sales per pound of copper and per ounce of gold increased 31% and 78%, respectively, as a result of higher mining costs due to increased diesel, labor and milling costs, partially offset by lower waste tons mined. Costs applicable to sales per ounce of gold also increased as a higher co-product allocation of costs was made to gold as a result of higher gold prices and lower copper prices. Amortization per pound of copper and ounce of gold increased 27% and 70%, respectively, due to lower production.

Consolidated gold production for Asia Pacific is expected to increase in 2010 to approximately 2.6 to 2.8 million ounces, primarily as a result of the Boddington ramp-up. Costs applicable to sales are expected to decrease to approximately $400 to $440 per ounce in 2010, primarily driven by the ramp-up of Boddington production, partially offset by higher diesel price and less favorable Australian dollar exchange rate assumptions. We expect consolidated copper production for the Asia Pacific operations of approximately 540 to 600 million pounds at Costs applicable to sales of approximately $0.85 to $0.95 per pound in 2010. Based on current mine plans, assumptions and conditions, consolidated gold production for 2011 through 2012 is expected to remain at the 2010 levels primarily due to the new production at Boddington and extended mine-life at Jundee and Waihi offsetting declining production at Tanami and Batu Hijau. Over the same time period, Costs applicable to sales are anticipated to increase slightly as lower cost production from Boddington will be offset by higher operating costs at Batu Hijau as the Company begins waste stripping Phase 6.

For information on the Batu Hijau Contract of Work and divestiture requirements, see the discussion under Item 2 Properties, above and Note 33 to the Consolidated Financial Statements.

Africa Operations

	Gold Ounces Sold(1)			Costs Applicable to Sales(2)			Amortization
	2009	2008	2007	2009	2008	2007	2009	2008	2007
	(in thousands)			($ per ounce)			($ per ounce)

Ahafo, Ghana	546	521	446	$444	$408	$376	$125	$126	$96

(1)	Includes incremental start-up ounces of 19 in 2008.

(2)	Excludes Amortization, Accretion and the 2007 Loss on settlement of price-capped forward sales contracts.

2009 compared to 2008

Gold ounces sold increased 5% due to a drawdown of finished goods inventory, partially offset by lower mill recovery. Costs applicable to sales per ounce increased 9% due to higher labor, contracted services, maintenance and power costs, partially offset by lower diesel prices. Amortization per ounce decreased slightly as higher production was mostly offset by the use of additional mining equipment.

2008 compared to 2007

Gold ounces sold increased 17% due to a 25% increase in mill ore grade and higher throughput, partially offset by an increase in in-process inventory. Total tons mined increased to 50.6 million tons from 44.2 million tons due to equipment additions, increased mining efficiencies and the operation of a third pit. Costs applicable to sales per ounce increased 9% due to higher diesel, power, royalties, maintenance and contract services costs, partially offset by higher production. Amortization per ounce increased 31% due to the use of additional equipment and the operation of a third pit.

Gold production for the Africa operations is expected to decrease to approximately 460,000 to 500,000 ounces in 2010 due to mining additional waste material and lower ore grade. Costs applicable to sales of approximately $515 to $555 per ounce are expected for 2010, primarily as a result of lower production, higher diesel prices and higher labor and royalty costs. Based on current mine plans, assumptions and conditions, consolidated gold production and Costs applicable to sales for 2011 through 2012 are expected to remain at the 2010 levels.

Development of the fourth pit, Amoma, is on schedule and production is expected to commence during the fourth quarter of 2010. With the granting of the required mining license by the Ghanaian authorities earlier this year, we are advancing the development of our Akyem project, with completion anticipated in the 2013 to 2014 timeframe.

Newmont and other gold companies with production in Ghana, formed a consortium to import power generation equipment and constructed an 80 mega-watt power plant. The plant was commissioned in 2008 and transferred to the Volta River Authority in 2009. As a result, the Ghanaian government has agreed to distribute power proportionately between participating mines and other industrial and commercial customers, if required, to curtail power consumption as a result of power shortages.

Foreign Currency Exchange Rates

In addition to our domestic operations in the United States, we have operations in Australia, New Zealand, Peru, Indonesia, Ghana and other foreign locations. Our operations sell their production based on U.S. dollar metal prices.

Fluctuations in foreign currency exchange rates in relation to the U.S. dollar can increase or decrease profit margins and Costs applicable to sales to the extent costs are paid in foreign currencies. Such fluctuations have not had a material impact on our revenue since gold and copper are sold throughout the world principally in U.S. dollars. Approximately 24%, 27% and 28% of our Costs applicable to sales were paid in local currencies other than the U.S. dollar in 2009, 2008 and 2007, respectively. Our Costs applicable to sales are most significantly impacted by variations in the Australian dollar/U.S. dollar exchange rate. However, variations in the Australian dollar/U.S. dollar exchange rate historically have been strongly correlated to variations in the U.S. dollar gold price over the long-term. Increases or decreases in costs at Australian locations due to exchange rate changes have therefore tended to be mitigated by changes in sales reported in U.S. dollars at Australian locations. No assurance, however, can be given that the Australian dollar/U.S. dollar exchange rate will continue to be strongly correlated to the U.S. dollar gold price in the future.

Variations in the local currency exchange rates in relation to the U.S. dollar at our foreign mining operations decreased Costs applicable to sales $41 in 2009 from 2008, and increased Costs applicable to sales $11 in 2008 from 2007, primarily by movements in the Australian dollar.

We have a program to hedge up to 85% of our forecasted Australian dollar denominated operating expenditures. At December 31, 2009, we have hedged 60%, 37% and 13% of our forecasted Australian denominated operating costs in 2010, 2011 and 2012, respectively, at an average rate of 0.77, 0.75 and 0.78, respectively.

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

Liquidity and Capital Resources

Cash Provided from Operations

Net cash provided from continuing operations was $2,914, $1,397 and $528 for 2009, 2008 and 2007, respectively, and was impacted by the following key factors:

	Years Ended December 31,
	2009	2008	2007

Consolidated gold ounces sold (in thousands)(1)	6,543	6,170	6,097
Average price received per ounce of gold, net(2)	$977	$874	$697
Costs applicable to sales per ounce of gold sold(3)	$417	$436	$390
Consolidated copper pounds sold (in millions)	507	290	428
Average price received per pound of copper, net(2)	$2.60	$2.59	$2.86
Costs applicable to sales per pound of copper sold(3)	$0.64	$1.38	$1.05

(1)	Includes incremental start-up ounces of 9, 20 and 6 in 2009, 2008 and 2007, respectively. Incremental start-up includes the removal and production of de minimis saleable materials during development and is recorded as Other income, net of incremental mining and processing costs.

(2)	After treatment and refining charges and excluding settlement of price-capped forward sales contracts.

(3)	Excludes Amortization, Accretion, the 2007 Loss on settlement of price-capped forward sales contracts and the 2007 Midas redevelopment.

Net cash provided from continuing operations increased $1,517 compared to 2008. Cash flow provided from operations during 2009 was impacted by higher realized gold and copper prices and increased gold and copper sales volume, as discussed above in Consolidated Financial Results, a $177 increase in accounts payable and other accrued liabilities ($78 for accrued tax liabilities, primarily in Asia Pacific, $74 for employee-related liabilities, $58 for other short and long term liabilities, primarily at Asia Pacific, partially offset by a $33 decrease in accounts payable, primarily at Asia Pacific) partially offset by a $378 increase in inventories, stockpiles (primarily in Asia Pacific and North America) and ore on leach pads. Cash flow provided from operations during 2008 was impacted by significantly higher realized gold prices and increased gold sales volume, partially offset by lower realized copper prices and lower copper sales volume and a $343 increase in inventories, stockpiles (primarily at Batu Hijau) and ore on leach pads, a $198 increase in prepaid taxes and a $103 decrease to fund reclamation activities. The 2007 results were negatively impacted by the $578 settlement of the price-capped forward sales contracts, $276 payment of pre-acquisition Australia income taxes of Normandy and $174 from the final settlement of copper collar contracts.

We are currently planning to contribute at least $60 to our retirement benefit programs in 2010 to bolster plan assets. For additional discussion see Note 22 to the Consolidated Financial Statements.

Investing Activities

Net cash used in investing activities of continuing operations was $2,781 in 2009 compared to $2,146 and $2,472 in 2008 and 2007, respectively, for the reasons explained below.

Additions to property, plant and mine development were $1,769, $1,870 and $1,669 for continuing operations in 2009, 2008 and 2007, respectively, as follows:

	Years Ended December 31,
	2009	2008	2007

North America:
Nevada	$205	$299	$585
La Herradura	54	27	10
Hope Bay	5	82	—

	264	408	595

South America:
Yanacocha	119	202	238
Conga	27	34	12

	146	236	250

Asia Pacific:
Boddington	1,093	815	516
Jundee	29	36	42
Tanami	74	52	42
Kalgoorlie	11	14	5
Waihi	8	28	38
Batu Hijau	44	83	80
Other	3	2	5

	1,262	1,030	728

Africa:
Ahafo	75	109	113
Akyem	10	2	14

	85	111	127

Corporate and Other	16	20	12

Accrual basis	1,773	1,805	1,712

Decrease (increase) in accrual	(4)	65	(43)

Cash basis	$1,769	$1,870	$1,669

Capital expenditures in North America during 2009 included $54 for La Herradura development, $20 for Leeville/Turf development, $71 for surface and underground development, $24 for reserve conversion and other capital drilling and $23 for mine equipment in Nevada. Hope Bay expenditures included $5 for project infrastructure. South America capital expenditures included $27 for the Conga project, $37 for leach pad expansions at Yanacocha and $32 for surface maintenance. Capital expenditures in Asia Pacific included $1,093 for Boddington and $106 for surface and underground mine development in Other Australia/New Zealand. Batu Hijau’s capital expenditures included $10 for mine equipment purchases and $17 for mine dewatering. Capital expenditures in Africa included $6 for infrastructure and land, $28 for Amoma land acquisition and road construction, $14 for tailings dams and $10 for the Akyem project.

Capital expenditures in North America during 2008 included $40 for completion of the power plant, $73 for surface and underground development, $55 for tailings dams and $19 for mine equipment in Nevada. Hope Bay expenditures included $82 for project infrastructure. South America capital expenditures included $35 for completion of the gold mill, $61 for leach pad expansions at Yanacocha and $34 for the Conga project. Capital expenditures in Asia Pacific included $815 for continued construction of the Boddington project and $59 for underground mine development in Other Australia/New Zealand. Batu Hijau’s capital expenditures included $42 for a tailings pipeline, $16 for mine equipment purchases and $14 for mine dewatering. Capital expenditures in Africa included $34 for surface development, $28 for mine equipment purchases and $22 for infrastructure and land.

Capital expenditures in North America during 2007 included $280 for the power plant and $160 for mine equipment replacement in Nevada. South America capital expenditures included $139 for construction of the gold mill, $39 for leach pad expansions at Yanacocha and $12 for the Conga project. Capital expenditures in Asia Pacific included $516 for construction of the Boddington project, $63 for underground mine development and $27 for tailings dams construction in Other Australia/New Zealand. Batu Hijau’s capital expenditures included $38 for mine equipment purchases and $17 for mine dewatering. Capital expenditures in Africa included $14 at Akyem and $14 for power generation facilities, $21 for a cyanide recovery circuit, $28 for mine equipment and $12 for infrastructure and land at Ahafo.

During 2009, 2008 and 2007, $29, $18 and $19, respectively, of drilling and related costs were capitalized and included in mine development costs. These capitalized costs included $24 at North America and $5 at Asia Pacific in 2009; $10 at Asia Pacific and $8 at North America in 2008; and $11 at Asia Pacific, $6 at North America and $1 at Africa and South America in 2007.

During 2009, 2008 and 2007, $26, $27 and $16, respectively, of pre-stripping costs were capitalized and included in mine development costs. Pre-stripping costs included the North Lantern pit in Nevada in 2009, the Bobstar pit and North Lantern pit in Nevada and the Awonsu and Amoma pits at Ahafo in 2008 and the Bobstar pit in Nevada in 2007.

We anticipate capital expenditures of approximately $1,400 to $1,600 in 2010, with approximately 30% invested in each of the North America and Asia Pacific regions and the remaining 40% at other locations. Approximately 60% of the 2010 capital budget is allocated to sustaining investments, with the remaining 40% allocated to project development, including the development of the Akyem project in Ghana and the Conga project in Peru.

Acquisitions, net.  In 2009, we paid $981 (net of $1 cash acquired) and paid $15 in acquisition costs to acquire the remaining 33.33% interest in Boddington. Consideration for the acquisition also includes contingent payments capped at $100, equal to 50% of the average realized operating margin (Revenue less Costs applicable to sales on a by-product basis), if any, exceeding $600 per ounce, payable on one-third of gold sales from Boddington beginning in the second quarter of 2010. Additionally, we paid $11 for a mining property near the La Herradura, Mexico operation in 2009. During the last quarter of 2007 and the first quarter of 2008, we paid $953 and $318, respectively, to acquire the remaining outstanding common shares of Miramar, resulting in Miramar becoming a wholly-owned subsidiary. As a result of the completed acquisition of Miramar, we control the Hope Bay project, a large undeveloped gold property in Nunavut, Canada. In April 2008, we purchased additional shares of EGR for $7, net of cash acquired, bringing our ownership interest to 56.67% from 46.72%. In November 2008, EGR repurchased 6.55% of its own shares from a noncontrolling shareholder bringing our ownership to 60.64%.

Sales and purchases of marketable securities.  We had net proceeds of $nil, $nil and $2 in 2009, 2008 and 2007, respectively, from auction rate marketable debt securities. The auction rate marketable debt securities in which we have invested have not traded in an active market since August 2007 and there are currently no market quotations available.

During 2009, we purchased marketable equity securities of Regis Resources for $5 and we received cash of $17 for the sale of Regis Resources and other marketable equity securities and the redemption of asset backed commercial paper. During 2008, we purchased marketable equity securities of Gabriel for $11 and other marketable equity securities for $6 and we received cash of $50 for the sale of marketable equity securities. During 2007, we purchased marketable equity securities of Gabriel for $27 and other marketable equity securities for $9.

Financing Activities

Net cash provided from financing activities of continuing operations was $2,572 in 2009, compared to $127 and $458 in 2008 and 2007, respectively, for the reasons explained below.

Proceeds from debt, net.  During 2009 we received aggregate proceeds from debt of $4,299 comprised of: $1,080 net proceeds from the issuance of senior notes due in 2039, $895 net proceeds from the issuance of senior notes due in 2019, $504 net proceeds from the issuance of convertible senior notes due in 2012, $54 from short-term borrowings at Batu Hijau, $10 under the Ahafo project facility and $1,756 under our $2,000 revolving credit facility. At December 31, 2009 we had no borrowings under our revolving credit facility. The revolving credit facility is also used to secure the issuance of letters of credit totaling $452, primarily supporting reclamation obligations.

Repayment of debt.  During 2009 we repaid $2,731 of debt: $86 for Batu Hijau project financing scheduled debt repayments, $72 for short-term borrowings at Batu Hijau, $24 related to the sale-leaseback of the refractory ore treatment plant (classified as a capital lease), $2,513 under our $2,000 revolving credit facility and $36 on other credit facilities and other capital leases. Scheduled minimum debt repayments are $157 in 2010, $334 in 2011, $608 in 2012, $116 in 2013, $535 in 2014 and $3,059 thereafter. We expect to be able to fund maturities of debt from Net cash provided from operations, cash balances, existing credit facilities, proceeds of asset sales and financing alternatives available in the public capital markets.

At December 31, 2009, we were in compliance with all required debt covenants and other restrictions related to our debt agreements.

Proceeds from stock issuance, net.  We received proceeds of $1,278, $29 and $51 during 2009, 2008 and 2007, respectively, from the February 2009 public offering and the issuance of common stock related to the exercise of stock options. In February 2009 we completed a public offering of 34,500,000 shares of common stock at a price of $37 per share for net proceeds of $1,234.

Sale of subsidiary shares to noncontrolling interests.  In November and December 2009, Nusa Tenggara Partnership (“NTP”) completed the sale of 10% and 7% of shares in PTNNT to a third party buyer, respectively. These transactions reduced our ownership interest in PTNNT to 35.44%. Cash proceeds from the sale were $638, with our 56.25% share being $359 and the balance of $279 was paid to our NTP partner.

Acquisition of subsidiary shares from noncontrolling interests.  In December 2009, we entered into a transaction with P.T. Pukuafu Indah (“PTPI”), an unrelated noncontrolling partner of PTNNT whereby we agreed to advance certain funds to PTPI in exchange for a pledge of the noncontrolling partner’s 20% share of PTNNT dividends, net of withholding tax, and the assignment of its voting rights to us. As a result, our effective economic interest in PTNNT increased by 17% to 52.44% at December 31, 2009.

Dividends paid to noncontrolling interests.  We paid dividends of $394, $389 and $270 to noncontrolling interests during 2009, 2008 and 2007, respectively. The 2009 dividends included $279 for our NTP partner’s share of the sale of the 17% interest in Batu Hijau.

Dividends paid to common stockholders.  We paid annual dividends of $0.40 per common share during 2009, 2008 and 2007. Additionally, Newmont Mining Corporation of Canada Limited, a subsidiary of the Company, paid annual dividends of C$0.46, C$0.43, and C$0.43 during 2009, 2008 and 2007, respectively. On February 24, 2010, we declared a regular quarterly dividend of $0.10 per share, payable March 30, 2010 to holders of record at the close of business on March 12, 2010. The total paid to common stockholders was $196, $182 and $181 for 2009, 2008 and 2007, respectively.

Discontinued Operations

Net operating cash provided from (used in) discontinued operations was $33 in 2009, compared to $(104) and $137 in 2008 and 2007, respectively, as follows:

	Years Ended December 31,
	2009	2008	2007

Kori Kollo	$33	$7	$(1)
Royalty portfolio	—	(111)	90
Pajingo	—	—	48

	$33	$(104)	$137

During 2008 we made tax payments of $153 related to the December 2007 royalty portfolio sale.

Net cash provided from (used in) investing activities of discontinued operations was $nil, $(11) and $1,359 in 2009, 2008 and 2007, respectively. Cash used in investing activities of discontinued operations in 2008 included accrued expense payments on the royalty portfolio sale of $11 and additions to property, plant and mine development of $5 at Kori Kollo partially offset by $5 in proceeds from the sale of assets at Pajingo. Cash provided from investing activities of discontinued operations in 2007 included proceeds from the sale of assets of $1,205 ($1,187 from the sale of the royalty portfolio, $10 from the sale of the Pajingo operation and $8 on the sale of Kori Kollo assets), $88 from the sale of marketable equity securities and cost investments and $77 net proceeds on the settlement of the Zarafshan-Newmont Joint Venture dispute partially offset by $11 in other investing activities.

Net cash provided from (used in) financing activities of discontinued operations was $(2) in 2009 for repayment of debt at Kori Kollo, $(4) in 2008 for repayment of debt at Kori Kollo and $7 in 2007 for debt proceeds at Kori Kollo.

Corporate Revolving Credit Facility

The Company has an uncollateralized $2,000 revolving credit facility with a syndicate of commercial banks, which matures in April 2012. The facility contains a letter of credit sub-facility. Interest rates and facility fees vary based on the credit ratings of the Company’s senior, uncollateralized, long-term debt. Borrowings under the facilities bear interest at an annual interest rate of LIBOR plus a margin of 0.28% or the lead bank’s prime interest rate. Facility fees accrue at an annual rate of 0.07% of the aggregate commitments. The Company also pays a utilization fee of 0.05% on the amount of revolving credit loans and letters of credit outstanding under the facility for each day on which the sum of such loans and letters of credit exceed 50% of the commitments under the facility. At December 31, 2009 and 2008, the facility fees were 0.07% of the commitment. There was $452 and $519 outstanding under the letter of credit sub-facility at December 31, 2009 and 2008, respectively. At December 31, 2009, $nil was borrowed under the facility.

Debt Covenants

The 5 7/8% and 8 5/8% senior notes, and sale-leaseback of the refractory ore treatment plant debt facilities contain various covenants and default provisions including payment defaults, limitation on liens, limitation on sales and leaseback agreements and merger restrictions.

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

At December 31, 2009, we were in compliance with all debt covenants and provisions related to potential defaults.

Shelf Registration Statement

In October 2007, we filed with the Securities and Exchange Commission (the “SEC”) a shelf registration statement on Form S-3 which enables the Company to issue an indeterminate number or amount of common stock, preferred stock, debt securities, guarantees of debt securities and warrants from time to time at indeterminate prices. It also included the resale of an indeterminate amount of common stock, preferred stock and debt securities from time to time upon exercise of warrants or conversion of convertible securities. In accordance with SEC rules and in advance of the expiration of the October 2007 shelf registration statement, we filed a replacement registration statement with the SEC in September 2009, which became automatically effective upon filing.

Contractual Obligations

Our contractual obligations at December 31, 2009 are summarized as follows:

	Payments Due by Period
		Less Than	1-3	4-5	More Than
Contractual Obligations	Total	1 Year	Years	Years	5 Years

Debt(1)	$8,191	$333	$1,478	$854	$5,526
Capital lease obligations(1)	246	52	148	45	1
Remediation and reclamation obligations(2)	1,434	56	173	123	1,082
Employee-related benefits(3)	531	88	92	83	268
Uncertain income tax liabilities and interest(4)	38	—	—	—	38
Operating leases	88	12	31	16	29
Minimum royalty payments	231	23	68	45	95
Purchase obligations(5)	844	115	287	66	376
Other(6)	398	129	236	9	24

	$12,001	$808	$2,513	$1,241	$7,439

(1)	Amounts represent principal ($4,809) and estimated interest payments ($3,628) assuming no early extinguishment.

(2)	Mining operations are subject to extensive environmental regulations in the jurisdictions in which they operate. Pursuant to environmental regulations, we are required to close our operations and reclaim and remediate the lands that operations have disturbed. The estimated undiscounted cash outflows of these remediation and reclamation obligations are reflected here. For more information regarding remediation and reclamation liabilities, see Note 25 to the Consolidated Financial Statements.

(3)	Contractual obligations for Employee-related benefits include severance, workers’ participation, pension funding and other benefit plans. Pension plan funding beyond 2014 cannot be reasonably estimated given variable market conditions and actuarial assumptions and are not included.

(4)	At December 31, 2009, our uncertain income tax liability, interest and penalty payable were $25 and $13, respectively. We are unable to reasonably estimate the timing of our uncertain income tax liabilities and interest payments beyond 2010 due to uncertainties in the timing of the effective settlement of tax positions.

(5)	Purchase obligations are not recorded in the Consolidated Financial Statements. Purchase obligations represent contractual obligations for purchase of power, materials and supplies, consumables, inventories and capital projects.

(6)	Other includes accrued Boddington contingent consideration of $85 and other obligations which are not reflected in our Consolidated Financial Statements including labor and service contracts. Payments related to derivative contracts cannot be reasonably estimated given variable market conditions. See Note 15 to the Consolidated Financial Statements.

Off-Balance Sheet Arrangements

We have the following off-balance sheet arrangements: operating leases (as disclosed in the above table) and $1,073 of outstanding letters of credit, surety bonds and bank guarantees (see Note 33 to the Consolidated Financial Statements). We also provide a contingent support line of credit to PT Newmont Nusa Tenggara of which our pro rata share is $11.

We have sales agreements to sell copper concentrates at market prices as follows, in thousands of tons:

	2010	2011	2012	2013	2014	Thereafter

Batu Hijau	941	598	411	402	573	—
Boddington	215	254	231	243	254	904
Nevada	50	46	—	—	—	—

	1,206	898	642	645	827	904

For information regarding these copper sales agreements, see Item 7A, Quantitative and Qualitative Disclosures about Market Risk-Hedging, Provisional Copper and Gold Sales, below.

Future Cash Flows

We anticipate that significant capital expenditures in future years (see Investing Activities, above), funding of exploration and advanced projects, debt repayments and dividends to both common shareholders and noncontrolling interests is expected to impact Net cash used in investing activities and Net cash used in financing activities exceeding Net cash provided by operations. Our ability to raise and service significant new sources of capital will be a function of macroeconomic conditions, future gold and copper prices as well as our operational performance, current cash flow and debt position, among other factors. Although we currently carry a large cash balance, we may determine that it may be necessary or appropriate to issue additional equity or other securities, defer projects or sell assets. Additional financing may not be available when needed or, if available, the terms of such financing may not be favorable to us and, if raised by offering equity securities, may involve substantial dilution to existing stockholders. In the event of lower gold and copper prices, unanticipated operating or financial challenges, or new funding limitations, our ability to pursue new business opportunities, invest in existing and new projects, fund our ongoing business activities, retire or service all outstanding debt and pay dividends could be significantly constrained. For information on our long-term debt, capital lease obligations and operating leases, see Note 21 to the Consolidated Financial Statements.

Cash flows are expected to be impacted by variations in the realized spot price of gold and copper. For information on the sensitivity of our Net cash provided by operations to metal prices, see Item 7A, Quantitative and Qualitative Disclosures about Market Risk.

Cash flows are also expected to be impacted by variations in foreign currency exchange rates in relation to the U.S. dollar, particularly with respect to the Australian and New Zealand dollars. Accordingly, we have entered into derivative instruments to reduce the volatility of Costs applicable to sales in Asia Pacific. For information concerning the sensitivity of our Costs applicable to sales to changes in foreign currency exchange rates, see Results of Consolidated Operations, Foreign Currency Exchange Rates, above. For information on the sensitivity of our Net cash provided from operations to foreign currency exchange rates, see Item 7A, Quantitative and Qualitative Disclosures about Market Risk. Net cash provided from operations will also be impacted in 2010 as a result of planned contributions of at least $60 for our post-retirement benefit programs.

Based on expected production of between 6.3 and 6.8 million ounces of gold and between 540 and 600 million pounds of copper in 2010, we do not anticipate reasonably expected variations in our production profile alone to influence our ability to pay our debt and other obligations in 2010.

Environmental

Our mining and exploration activities are subject to various federal and state laws and regulations governing the protection of the environment. These laws and regulations are continually changing and are generally becoming more restrictive. We conduct our operations so as to protect the public health and environment and believe our operations are in compliance with applicable laws and regulations in all material respects. We have made, and expect to make in the future, expenditures to comply with such laws and regulations, but cannot predict the full amount of such future expenditures. Estimated future reclamation costs are based principally on legal and regulatory requirements. At December 31, 2009 and 2008, $698 and $594, respectively, were accrued for reclamation costs relating to currently or recently producing mineral properties, of which $36 is classified as current liabilities expected to be spent in 2010.

In addition, we are involved in several matters concerning environmental obligations associated with former mining activities. Generally, these matters concern developing and implementing remediation plans at the various sites involved. We believe that the related environmental obligations associated with these sites are similar in nature with respect to the development of remediation plans, their risk profile and the compliance required to meet general environmental standards. Based upon our best estimate of our liability for these matters, $161 and $163 were accrued for such obligations at December 31, 2009 and 2008, respectively. Depending upon the ultimate resolution of these matters, we believe that it is reasonably possible that the liability for these matters could be as much as 148% greater or 3% lower than the amount accrued at December 31, 2009. The amounts accrued for these matters are reviewed periodically based upon facts and circumstances available at the time. Changes in estimates are charged to Other expense, net in the period estimates are revised.

We spent $20, $39 and $13 in 2009, 2008 and 2007, respectively, for environmental obligations related to former, primarily historic, mining activities, and have classified $18 as a current liability expected to be spent in 2010. Expenditures for 2009 related primarily to Grass Valley in California, the Mt. Leyshon property in Australia, which is a legacy Normandy site, the Dawn mill site and the Con mine from the Miramar acquisition. Expenditures for 2008 related primarily to Resurrection, a mine site in Leadville, Colorado as well as the Mt. Leyshon property. Expenditures for 2007 related primarily to legacy Normandy properties in Australia, the McCoy/Cove property in Nevada and the Dawn mill site.

Included in capital expenditures were $131, $231 and $91 in 2009, 2008 and 2007, respectively, to comply with environmental regulations. Ongoing costs to comply with environmental regulations have not been a significant component of Costs applicable to sales.

Included in Other long-term assets is $11 of restricted cash that is legally restricted for purposes of settling asset retirement obligations related to the Con mine from the Miramar acquisition. Included in Investments are $10 and $5 of long-term marketable debt securities and long-term marketable equity securities, respectively, that are legally pledged for purposes of settling asset retirement obligations related to the San Jose Reservoir in Yanacocha.

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

Non-GAAP Financial Measures

Non-GAAP financial measures are intended to provide additional information only and do not have any standard meaning prescribed by generally accepted accounting principles (“GAAP”). These measures should not be considered in isolation or as a substitute for measures of performance prepared in accordance with GAAP.

Adjusted net income

Management of the Company uses the non-GAAP financial measure Adjusted net income to evaluate the Company’s operating performance, and for planning and forecasting future business operations. The Company believes the use of Adjusted net income allows investors and analysts to compare results of the continuing operations of the Company and its direct and indirect subsidiaries relating to the production and sale of minerals to similar operating results of other mining companies, by excluding exceptional or unusual items, income or loss from discontinued operations and the permanent impairment of assets, including marketable securities and goodwill. Management’s determination of the components of Adjusted net income are evaluated periodically and based, in part, on a review of non-GAAP financial measures used by mining industry analysts. Net income (loss) attributable to Newmont stockholders is reconciled to adjusted net income as follows:

	Years Ended December 31,
	2009	2008	2007

Net income (loss) attributable to Newmont stockholders	$1,297	$831	$(1,895)
Boddington acquisition costs	44	—	—
Boddington contingent consideration	15	—	—
Impairment of assets	8	182	1,161
Net gain on asset sales	(16)	(47)	(7)
Income tax estimate revisions	—	(159)	—
Loss on settlement of gold contracts	—	—	358
Discontinued operations (income) loss	11	(15)	907

Adjusted net income	$1,359	$792	$524

Adjusted net income per share(1)	$2.79	$1.74	$1.16

(1)	Calculated using weighted average number of shares outstanding, basic and diluted.

By-product costs applicable to sales

Revenue and Costs applicable to sales for Boddington are presented in the Consolidated Financial Statements for both gold and copper due to the significant portion of copper production (approximately 15-20% of total revenue based on the latest life-of-mine plan and metal price assumptions). The co-product method allocates costs applicable to sales to each metal based on specifically identifiable costs where applicable and on a relative proportion of revenue values for other costs. Management also assesses the performance of the Boddington mine on a by-product basis due to the majority of revenues being derived from gold and to determine contingent consideration payments that may be paid to AngloGold to acquire the remaining 33.33% interest in Boddington. The by-product method deducts copper revenue from costs applicable to sales as shown in the following table.

	By-Product
	Method	Co-Product Method
	Gold	Gold	Copper	Total

Revenue, net	$101	$101	$27	$128
Production costs:
Direct mining and production costs	58	46	12	58
By-product credits	(28)	(1)	—	(1)
Royalties and production taxes	5	4	1	5
Other	(2)	(5)	3	(2)

Costs applicable to sales	33	44	16	60
Amortization and accretion	20	16	4	20

Total production costs	53	60	20	80

Gross margin	$48	$41	$7	$48

Gold ounces sold (000)(1)	95	95
Costs applicable to sales per ounce	$352	$468
Copper pounds sold (millions)	N/A		9
Costs applicable to sales per pound	N/A		$1.77

(1)	Excludes incremental start-up sales of 8 ounces.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (dollars in millions except per share, per ounce and per pound amounts)

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

Foreign Currency

Changes in the foreign currency exchange rates in relation to the U.S. dollar may affect our profitability and cash flow. Foreign currency exchange rates can fluctuate widely due to numerous factors, such as supply and demand for foreign and U.S. currencies and U.S. and foreign country economic conditions. In addition to our operations in the United States, we have assets or operations in Australia, Peru, Indonesia, Canada, New Zealand, Ghana and Mexico. Our non-U.S. operations sell their metal production based on a U.S. dollar gold price. Fluctuations in the local currency exchange rates in relation to the U.S. dollar can increase or decrease profit margins and Costs applicable to sales per ounce to the extent costs are paid in local currency at foreign operations. The Australian dollar/U.S. dollar exchange rate has had the greatest impact on our Costs applicable to sales, as measured in U.S. dollars. However, variations in the Australian dollar/U.S. dollar exchange rate have historically been strongly correlated to variations in the U.S. dollar gold price over the long-term. Increases or decreases in costs at Australian gold operations due to exchange rate changes have therefore tended to be mitigated by changes in sales reported in U.S. dollars for such locations. No assurance can be given that the Australian dollar/U.S. dollar exchange rate will continue to be strongly correlated to the U.S. dollar gold price in the future, or that short-term changes in the Australian dollar/U.S. dollar exchange rate will not have an impact on our profitability and cash flow. Foreign currency exchange rates in relation to the U.S. dollar have not had a material impact on our determination of proven and probable reserves in the past. However, if a sustained weakening of the U.S. dollar in relation to the Australian dollar, and/or to other foreign currencies that impact our cost structure, were not mitigated by offsetting increases in the U.S. dollar gold price or by other factors, profitability, cash flows and the amount of proven and probable reserves in the applicable foreign country could be reduced. The extent of any such reduction would be dependent on a variety of factors including the length of time of any such weakening of the U.S. dollar, and management’s long-term view of the applicable exchange rate. For information concerning the sensitivity of our Costs applicable to sales to changes in foreign currency exchange rates, see Item 7, Management’s Discussion and Analysis of Consolidated Results of Operations and Financial Condition-Results of Consolidated Operations-Foreign Currency Exchange Rates, above.

Hedging

Our strategy is to provide shareholders with leverage to changes in the gold and copper prices by selling our gold and copper production at current market prices. Consequently, we do not hedge our gold and copper sales. We continue to manage risks associated with commodity input costs, interest rates and foreign currencies using the derivative market.

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

Cash Flow Hedges

During the three years ended 2009, we entered into IDR/$ fixed forward contracts to hedge a portion of our IDR/$ operating expenditure exposure and $/A$ fixed forward contracts in Other Australia/New Zealand and Boddington to hedge a portion of our A$ operating expenditure exposure and our A$ capital expenditure exposure related to the construction of Boddington. In 2008, we began a similar $/NZ$ layered fixed forward contract program to hedge a portion of our NZ$ denominated operating expenditures in Other Australia/New Zealand. Also in 2008, we implemented a program to hedge a portion of our operating cost exposure related to diesel prices of fuel consumed at our Nevada operations. All of the currency and diesel contracts have been designated as cash flow hedges of future expenditures, and as such, changes in the market value have been recorded in Accumulated other comprehensive income (loss).

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

We had the following derivative instruments designated as hedges with fair values at December 31, 2009 and December 31, 2008:

	Fair Values of Derivative Instruments
	At December 31, 2009
	Other	Other	Other	Other
	Current	Long-Term	Current	Long-Term
	Assets	Assets	Liabilities	Liabilities

Foreign currency exchange contracts:
IDR operating fixed forward contracts	$1	$—	$—	$—
NZ$ operating fixed forward contracts	5	1	—	—
A$ operating fixed forward contracts	78	53	—	1
Diesel fixed forward contracts	5	1	—	—
Interest rate swap contracts	3	4	—	—

Total derivative instruments	$92	$59	$—	$1

	Fair Values of Derivative Instruments
	At December 31, 2008
	Other	Other	Other	Other
	Current	Long-Term	Current	Long-Term
	Assets	Assets	Liabilities	Liabilities

Foreign currency exchange contracts:
IDR operating fixed forward contracts	$—	$—	$4	$—
NZ$ operating fixed forward contracts	—	—	5	1
A$ fixed forward contracts	3	1	87	42
A$ call option contracts	1	—	—	—
Diesel fixed forward contracts	—	—	15	—
Interest rate swap contracts	2	7	—	—

Total derivative instruments	$6	$8	$111	$43

Foreign Currency Exchange Risk

We utilize foreign currency contracts to reduce the variability of the US dollar amount of forecasted foreign currency expenditures caused by changes in currency exchange rates.

We hedge a portion of our IDR, A$, and NZ$ denominated operating expenditures each period. The hedging instruments are fixed forward contracts with expiration dates ranging up to three years from the date of issue. The principal hedging objective is reduction in the volatility of realized period-on-period foreign exchange rates. Beginning in 2010, we will not enter into any additional IDR fixed forward contracts.

We hedged our A$ denominated capital expenditures related to the construction of Boddington. The hedging instruments consisted of a series of fixed forward contracts and bought call option contracts with expiration dates ranging up to one year from the date of issue. The $30 net realized loss associated with the capital expenditure hedge program was recorded in Accumulated other comprehensive income (loss) net of tax and will be recognized in Amortization over the life of the related Boddington assets. At December 31, 2009, the Company had no outstanding hedges for the Boddington capital program.

All of the foreign currency contracts were designated as cash flow hedges, and as such, the effective portion of unrealized changes in market value have been recorded in Accumulated other comprehensive income (loss) and are recorded in earnings during the period in which the hedged transaction affects earnings. Gains and losses from hedge ineffectiveness are recognized in current earnings.

We had the following foreign currency derivative contracts outstanding at December 31, 2009:

	Expected Maturity Date
				Total/
	2010	2011	2012	Average

IDR fixed forward contracts:
$(millions)	$38	$—	$—	$38
Average rate (IDR/$)	9,863	—	—	9,863
IDR notional (millions)	374,797	—	—	374,797
A$ operating fixed forward contracts:
$(millions)	$572	$358	$130	$1,060
Average rate ($/A$)	0.77	0.75	0.78	0.77
A$ notional (millions)	736	476	166	1,378
NZ$ operating fixed forward contracts:
$(millions)	$43	$18	$—	$61
Average rate ($/NZ$)	0.65	0.67	—	0.66
NZ$ notional (millions)	66	26	—	92

Diesel Price Risk

We hedge up to 66% of our operating cost exposure related to diesel consumed at our Nevada operations to reduce the variability in realized diesel prices. The hedging instruments consist of a series of financially settled fixed forward contracts with expiration dates of up to two years from the date of issue. The contracts have been designated as cash flow hedges of future diesel purchases, and as such, the effective portion of unrealized changes in the market value have been recorded in Accumulated other comprehensive income (loss) and are recorded in earnings during the period in which the hedged transaction affects earnings. Gains and losses from hedge ineffectiveness are recognized in current earnings.

We had the following diesel derivative contracts outstanding at December 31, 2009:

	Expected Maturity Date
			Total/
	2010	2011	Average

Diesel fixed forward contracts:
$(millions)	$41	$17	$58
Average rate ($/gallon)	1.94	2.17	2.00
Diesel gallons (millions)	21	8	29

Treasury Rate Lock Contracts

In connection with the 2019 and 2039 notes issued in September 2009, we acquired treasury rate lock contracts to reduce the variability of the proceeds realized from the bond issuances. The treasury rate locks resulted in $6 and $5 unrealized gains for the 2019 and 2039 notes, respectively. We previously acquired treasury rate locks in connection with the issuance of the 2035 notes that resulted in a $10 unrealized loss. The gains/losses from these contracts are recognized in Interest expense, net over the terms of the respective notes.

Fair Value Hedges

Interest Rate Risk

At December 31, 2009, we had $222 fixed to floating swap contracts designated as a hedge against our 8 5/8% senior notes. The interest rate swap contracts assist in management of our targeted mix of fixed and floating rate debt. Under the hedge contract terms, we receive fixed-rate interest payments at 8.63% and pay floating-rate interest amounts based on periodic London Interbank Offered Rate (“LIBOR”) settings plus a spread, ranging from 2.60% to 7.63%. The interest rate swap contracts were designated as fair value hedges and, as such, changes in fair value have been recorded in income in each period, consistent with recording changes to the mark-to-market value of the underlying hedged liability in income. Changes in the mark-to-market value of the effective portion of the interest rate swap contracts are recognized as a component of Interest expense, net. The hedge contracts decreased Interest expense, net by $4, $2 and $nil during 2009, 2008 and 2007, respectively. During 2009, 2008 and 2007, losses of $3 and gains of $4 and $3 were included in Other income, net for the ineffective portion of these swap contracts designated as fair value hedges, respectively.

Commodity Price Risk

LME copper prices averaged $2.34 per pound during 2009, compared with our recorded average provisional price of $2.53 per pound before mark-to-market gains and treatment and refining charges. The applicable forward copper price at the end of the year was $3.34 per pound. During 2009, increasing copper prices resulted in a provisional pricing mark-to-market gain of $173 ($0.33 per pound). At December 31, 2009, we had copper sales of 160 million pounds priced at an average of $3.34 per pound, subject to final pricing over the next several months.

The average London P.M. gold fix was $973 per ounce during 2009, compared with our recorded average provisional gold price of $977 per ounce before mark-to-market gains and treatment and refining charges. The applicable forward gold price at the end of the year was $1,094 per ounce. During 2009, changes in gold prices resulted in a provisional pricing mark-to-market gain of $15 ($2 per ounce). At December 31, 2009, we had gold sales of 85,000 ounces priced at an average of $1,094 per ounce, subject to final pricing over the next several months.

Fixed and Variable Rate Debt

We have both fixed and variable rate debt. 93% and 66% of debt was fixed and 7% and 34% was variable at December 31, 2009 and 2008, respectively. Fixed debt increased primarily due to the issuance of the 2012, 2019 and 2039 notes, which had a combined carrying value of $2,446 at December 31, 2009. Variable rate debt decreased primarily due to the decreased borrowings on the Corporate Revolving Credit facility, which was $nil and $757 at December 31, 2009 and 2008, respectively. We have managed some of our fixed rate debt exposure by entering into interest rate swaps (see Interest Rate Swap Contracts above). Our fixed rate debt exposure at December 31, 2009 and 2008 is summarized as follows:

	2009		2008

Carrying value of fixed rate debt(1)		$4,146		$1,961
Fair value of fixed rate debt(1)		$4,470		$1,909
Pro forma fair value sensitivity of fixed rate debt of a +/ −10 basis point interest rate change(2)	$	+/−38	$	+/−8

(1)	Excludes specialized and hybrid debt instruments for which it is not practicable to estimate fair values and pro forma fair values or sensitivities. These instruments include the Sale-Leaseback of the Refractory Ore Treatment Plant, PTNNT project financing facility, Yanacocha project financing and certain capital leases. The estimated fair value quoted above may or may not reflect the actual trading value of these instruments.

(2)	The pro forma information assumes a +/ −10 basis point change in market interest rates at December 31 of each year, and reflects the corresponding estimated change in the fair value of fixed rate debt outstanding at that date under that assumption. Actual changes in the timing and amount of interest rate variations may differ from the above assumptions.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting at December 31, 2009. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based upon its assessment, management concluded that, at December 31, 2009, the Company’s internal control over financial reporting was effective.

The effectiveness of the Company’s assessment of internal control over financial reporting at December 31, 2009 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Newmont Mining Corporation:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income (loss), comprehensive income (loss), change in equity and cash flows present fairly, in all material respects, the financial position of Newmont Mining Corporation and its subsidiaries at December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting at December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 8. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for uncertain tax positions effective January 1, 2007, which did not require retrospective application, and changed its methods of accounting for convertible debt and noncontrolling interests all effective January 1, 2009, which required retrospective application for all periods presented.

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

/s/  PricewaterhouseCoopers LLP

Denver, Colorado
February 24, 2010

NEWMONT MINING CORPORATION

STATEMENTS OF CONSOLIDATED INCOME (LOSS)

	Years Ended December 31,
	2009	2008	2007
	(in millions, except per share)

Revenues
Sales — gold, net	$6,386	$5,372	$4,244
Sales — copper, net	1,319	752	1,221

	7,705	6,124	5,465

Costs and expenses
Costs applicable to sales — gold(1)	2,726	2,681	2,376
Costs applicable to sales — copper(2)	323	399	450
Loss on settlement of price-capped forward sales contracts (Note 3)	—	—	531
Midas redevelopment (Note 4)	—	—	11
Amortization	806	738	685
Accretion	34	31	27
Exploration	187	213	177
Advanced projects, research and development (Note 5)	135	166	62
General and administrative	159	144	142
Write-down of goodwill	—	—	1,122
Write-down of property, plant and mine development	7	137	10
Other expense, net (Note 6)	383	351	243

	4,760	4,860	5,836

Other income (expense)
Other income, net (Note 7)	88	123	100
Interest expense, net of capitalized interest of $111, $47 and $50, respectively	(120)	(135)	(118)

	(32)	(12)	(18)

Income (loss) from continuing operations before income tax and other items	2,913	1,252	(389)
Income tax expense (Note 8)	(788)	(100)	(190)
Equity income (loss) of affiliates (Note 9)	(16)	(5)	(1)

Income (loss) from continuing operations	2,109	1,147	(580)
Income (loss) from discontinued operations (Note 10)	(16)	13	(905)

Net income (loss)	2,093	1,160	(1,485)
Net income attributable to noncontrolling interests (Note 11)	(796)	(329)	(410)

Net income (loss) attributable to Newmont stockholders	$1,297	$831	$(1,895)

Net income (loss) attributable to Newmont stockholders:
Continuing operations	$1,308	$816	$(988)
Discontinued operations	(11)	15	(907)

	$1,297	$831	$(1,895)

Income (loss) per common share (Note 12)
Basic and diluted:
Continuing operations	$2.68	$1.80	$(2.18)
Discontinued operations	(0.02)	0.03	(2.01)

	$2.66	$1.83	$(4.19)

Cash dividends declared per common share	$0.40	$0.40	$0.40

(1)	Exclusive of Loss on settlement of price-capped forward sales contracts, Midas redevelopment, Amortization and Accretion.

(2)	Exclusive of Amortization and Accretion.

The accompanying notes are an integral part of these consolidated financial statements.

NEWMONT MINING CORPORATION

STATEMENTS OF CONSOLIDATED CASH FLOWS

	Years Ended December 31,
	2009	2008	2007
	(in millions)

Operating activities:
Net income (loss)	$2,093	$1,160	$(1,485)
Adjustments:
Amortization	806	738	685
Stock based compensation and other benefits	57	50	46
Accretion of accumulated reclamation obligations (Note 25)	46	41	35
Revaluation of contingent consideration (Note 13)	23	—	—
Loss (income) from discontinued operations (Note 10)	16	(13)	905
Reclamation estimate revisions (Note 25)	13	101	29
Write-down of property, plant and mine development	7	137	10
Impairment of marketable securities (Note 16)	6	114	46
Deferred income taxes	1	(315)	(156)
Write-down of goodwill	—	—	1,122
Gain on asset sales, net	(24)	(72)	(10)
Other operating adjustments and write-downs	97	83	30
Net change in operating assets and liabilities (Note 28)	(227)	(627)	(729)

Net cash provided from continuing operations	2,914	1,397	528
Net cash provided from (used in) discontinued operations (Note 10)	33	(104)	137

Net cash provided from operations	2,947	1,293	665

Investing activities:
Additions to property, plant and mine development	(1,769)	(1,870)	(1,669)
Acquisitions, net (Note 13)	(1,007)	(325)	(953)
Sales of marketable securities	17	50	224
Purchases of marketable securities	(5)	(17)	(258)
Repayment of noncontrolling partner loan (Note 11)	—	—	161
Other	(17)	16	23

Net cash used in investing activities of continuing operations	(2,781)	(2,146)	(2,472)
Net cash provided from (used in) investing activities of discontinued operations (Note 10)	—	(11)	1,359

Net cash used in investing activities	(2,781)	(2,157)	(1,113)

Financing activities:
Proceeds from debt, net	4,299	5,078	3,001
Repayment of debt	(2,731)	(4,483)	(2,036)
Proceeds from stock issuance, net	1,278	29	51
Sale of subsidiary shares to noncontrolling interests (Note 11)	638	—	—
Acquisition of subsidiary shares from noncontrolling interests (Note 11)	(287)	—	—
Dividends paid to noncontrolling interests	(394)	(389)	(270)
Dividends paid to common stockholders	(196)	(182)	(181)
Purchase of Company share call options (Note 12)	—	—	(366)
Issuance of Company share warrants (Note 12)	—	—	248
Change in restricted cash and other	(35)	74	11

Net cash provided from financing activities of continuing operations	2,572	127	458
Net cash provided from (used in) financing activities of discontinued operations (Note 10)	(2)	(4)	7

Net cash provided from financing activities	2,570	123	465

Effect of exchange rate changes on cash	44	(54)	50

Net change in cash and cash equivalents	2,780	(795)	67
Cash and cash equivalents at beginning of period	435	1,230	1,163

Cash and cash equivalents at end of period	$3,215	$435	$1,230

See Note 29 for supplemental cash flow information.

The accompanying notes are an integral part of these consolidated financial statements.

NEWMONT MINING CORPORATION

CONSOLIDATED BALANCE SHEETS

	At December 31,
	2009	2008
	(in millions)

ASSETS
Cash and cash equivalents	$3,215	$435
Trade receivables	438	104
Accounts receivable	102	214
Investments (Note 16)	56	12
Inventories (Note 17)	493	507
Stockpiles and ore on leach pads (Note 18)	403	290
Deferred income tax assets (Note 8)	215	284
Other current assets (Note 19)	900	455

Current assets	5,822	2,301
Property, plant and mine development, net (Note 20)	12,370	10,128
Investments (Note 16)	1,186	655
Stockpiles and ore on leach pads (Note 18)	1,502	1,136
Deferred income tax assets (Note 8)	937	1,039
Other long-term assets (Note 19)	482	395
Assets of operations held for sale (Note 10)	—	73

Total assets	$22,299	$15,727

LIABILITIES
Current portion of debt (Note 21)	$157	$165
Accounts payable	396	411
Employee-related benefits (Note 22)	250	170
Income and mining taxes (Note 8)	200	61
Other current liabilities (Note 24)	1,317	770

Current liabilities	2,320	1,577
Debt (Note 21)	4,652	3,072
Reclamation and remediation liabilities (Note 25)	805	699
Deferred income tax liabilities (Note 8)	1,341	1,051
Employee-related benefits (Note 22)	381	379
Other long-term liabilities (Note 24)	174	252
Liabilities of operations held for sale (Note 10)	13	36

Total liabilities	9,686	7,066

Commitments and contingencies (Note 33)

EQUITY
Common stock — $1.60 par value;
Authorized — 750 million shares
Issued and outstanding —
Common: 482 million and 443 million shares issued, less 270,000 and 264,000 treasury shares, respectively	770	709
Exchangeable: 56 million shares issued, less 47 million and 44 million redeemed shares, respectively
Additional paid-in capital	8,158	6,831
Accumulated other comprehensive income (loss) (Note 26)	626	(253)
Retained earnings	1,149	4

Newmont stockholders’ equity	10,703	7,291
Noncontrolling interests	1,910	1,370

Total equity	12,613	8,661

Total liabilities and equity	$22,299	$15,727

The accompanying notes are an integral part of these consolidated financial statements.

NEWMONT MINING CORPORATION

STATEMENTS OF CONSOLIDATED CHANGES IN EQUITY

					Accumulated
			Additional	Retained	Other
	Common Stock		Paid-In	Earnings	Comprehensive	Noncontrolling	Total
	Shares	Amount	Capital	(Deficit)	Income (Loss)	Interests	Equity
	(in millions)

Balance at December 31, 2006	451	$677	$6,703	$1,284	$673	$1,098	$10,435
Net income (loss)	—	—	—	(1,895)	—	410	(1,485)
Other comprehensive income	—	—	—	—	284	4	288
Dividends paid	—	—	(90)	(91)	—	(270)	(451)
Uncertain tax positions	—	—	—	(108)	—	4	(104)
Acquisition of Miramar Mining Corporation	—	—	—	—	—	39	39
Convertible debt issuance	—	—	220	—	—	—	220
Repayment of noncontrolling partner loan	—	—	—	—	—	161	161
Other	—	—	—	—	—	3	3
Stock based compensation and related share issuances	2	4	88	—	—	—	92
Shares issued in exchange for exchangeable shares	—	15	(15)	—	—	—	—
Warrants issued (Note 12)	—	—	248	—	—	—	248
Call options purchased (net of $128 deferred tax assets)	—	—	(238)	—	—	—	(238)

Balance at December 31, 2007	453	$696	$6,916	$(810)	$957	$1,449	$9,208
Net income	—	—	—	831	—	329	1,160
Other comprehensive loss	—	—	—	—	(1,210)	(2)	(1,212)
Dividends paid	—	—	(165)	(17)	—	(389)	(571)
Acquisition of subsidiary shares from noncontrolling interests	—	—	—	—	—	(17)	(17)
Stock based compensation and related share issuances	2	2	91	—	—	—	93
Shares issued in exchange for exchangeable shares	—	11	(11)	—	—	—	—

Balance at December 31, 2008	455	709	6,831	4	(253)	1,370	8,661
Net income	—	—	—	1,297	—	796	2,093
Other comprehensive income	—	—	—	—	879	3	882
Dividends paid	—	—	(44)	(152)	—	(394)	(590)
Common stock issuance	34	55	1,179	—	—	—	1,234
Convertible debt issuance	—	—	46	—	—	—	46
Sale of subsidiary shares to noncontrolling interests	—	—	63	—	—	467	530
Acquisition of subsidiary shares from noncontrolling interests	—	—	—	—	—	(332)	(332)
Stock based compensation and related share issuances	2	3	86	—	—	—	89
Shares issued in exchange for exchangeable shares	—	3	(3)	—	—	—	—

Balance at December 31, 2009	491	$770	$8,158	$1,149	$626	$1,910	$12,613

The accompanying notes are an integral part of these consolidated financial statements.

NEWMONT MINING CORPORATION

STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME (LOSS)

	Years Ended December 31,
	2009	2008	2007
	(in millions)

Net income (loss)	$2,093	$1,160	$(1,485)
Other comprehensive income (loss):
Unrealized gain (loss) on marketable securities, net of $(82), $105 and $(19) tax benefit (expense), respectively	418	(573)	113
Foreign currency translation adjustments	264	(387)	138
Change in pension and other post-retirement benefits, net of $(7), $69 and $(18) tax benefit (expense), respectively
Net change from periodic valuations	4	(139)	18
Net amount reclassified to income	10	9	15

Net unrecognized loss on pension and other post-retirement benefits	14	(130)	33

Change in fair value of cash flow hedge instruments, net of $(82), $53 and $(3) tax benefit (expense), respectively
Net change from periodic revaluations	183	(127)	5
Net amount reclassified to income	3	5	(1)

Net unrecognized gain (loss) on derivatives	186	(122)	4

Other comprehensive income (loss)	882	(1,212)	288

Comprehensive income (loss)	$2,975	$(52)	$(1,197)

Comprehensive income (loss) attributable to:
Newmont stockholders	$2,176	$(379)	$(1,611)
Noncontrolling interests	799	327	414

	$2,975	$(52)	$(1,197)

The accompanying notes are an integral part of these consolidated financial statements.

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share, per ounce and per pound amounts)

NOTE 1	THE COMPANY

Newmont Mining Corporation and its affiliates and subsidiaries (collectively, “Newmont” or the “Company”) predominantly operates in the mining industry, focused on the exploration for and production of gold and copper.

The Company has significant assets or operations in the United States, Australia, Peru, Indonesia, Ghana, Canada, New Zealand and Mexico. The cash flow and profitability of the Company’s operations are significantly affected by the market price of gold, and to a lesser extent, copper. The prices of gold and copper are affected by numerous factors beyond the Company’s control.

The Company has evaluated all subsequent events through February 24, 2010.

References to “A$” refers to Australian currency, “C$” to Canadian currency, “NZ$” to New Zealand currency, “IDR” to Indonesian currency and “$” to United States currency.

NOTE 2	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Accounting Standards Codification

In June 2009, the Financial Accounting Standards Board (“FASB”) established the FASB Accounting Standards Codification (“ASC”) as the single source of authoritative generally accepted accounting principles (“GAAP”) to be applied by nongovernmental entities. The ASC is a new structure which took existing accounting pronouncements and organized them by accounting topic. Relevant authoritative literature issued by the Securities and Exchange Commission (“SEC”) and select SEC staff interpretations and administrative literature was also included in the ASC. All other accounting guidance not included in the ASC is non-authoritative. The ASC was effective for the Company’s interim quarterly period beginning July 1, 2009. The adoption of the ASC did not have an impact on the Company’s consolidated financial position, results of operations or cash flows.

Use of Estimates

The Company’s Consolidated Financial Statements have been prepared in accordance with GAAP. The preparation of the Company’s Consolidated Financial Statements requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and the related disclosure of contingent assets and liabilities at the date of the Consolidated Financial Statements and the reported amounts of revenues and expenses during the reporting period. The more significant areas requiring the use of management estimates and assumptions relate to mineral reserves that are the basis for future cash flow estimates utilized in impairment calculations and units-of-production amortization calculations; environmental, reclamation and closure obligations; estimates of recoverable gold and other minerals in stockpile and leach pad inventories; estimates of fair value for certain reporting units and asset impairments (including impairments of goodwill, long-lived assets and investments); write-downs of inventory, stockpiles and ore on leach pads to net realizable value; post-employment, post-retirement and other employee benefit liabilities; valuation allowances for deferred tax assets; reserves for contingencies and litigation; and the fair value and accounting treatment of financial instruments including marketable securities and derivative instruments. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Accordingly, actual results may differ significantly from these estimates under different assumptions or conditions.

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The Company follows the ASC guidance for identification and reporting for entities over which control is achieved through means other than voting rights. The guidance defines such entities as Variable Interest Entities (“VIEs”). Newmont identified the Nusa Tenggara Partnership (“NTP”), a partnership between Newmont and an affiliate of Sumitomo, that owns a 63% interest in PT Newmont Nusa Tenggara (“PTNNT” or “Batu Hijau”), as a VIE due to certain capital structures and contractual relationships.

In December 2009, the Company entered into a transaction with P.T. Pukuafu Indah (“PTPI”), an unrelated noncontrolling partner of PTNNT whereby the Company agreed to advance certain funds to PTPI in exchange for a pledge of the noncontrolling partner’s 20% share of PTNNT dividends, net of withholding tax, and the assignment of its voting rights to the Company. As a result, PTPI was determined to be a VIE as it has minimal equity capital and the voting rights to its 20% interest in PTNNT reside with Newmont.

Based on the above transaction, the Company recognized an additional 17% effective economic interest in PTNNT. Combined with the Company’s 56.25% ownership in NTP, Newmont has a 52.44% effective economic interest in PTNNT and continues to consolidate Batu Hijau in its Consolidated Financial Statements.

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

Investments

Management determines the appropriate classification of its investments in equity securities at the time of purchase and reevaluates such determinations at each reporting date. Investments in incorporated entities in which the Company’s ownership is greater than 20% and less than 50%, or which the Company does not control through majority ownership or means other than voting rights, are accounted for by the equity method and are included in long-term assets. The Company accounts for its equity security investments as available for sale securities in accordance with ASC guidance on accounting for certain investments in debt and equity securities. The Company periodically evaluates whether declines in fair values of its investments below the Company’s carrying value are other-than-temporary in accordance with guidance for the meaning of other-than-temporary impairment and its application to certain investments. The Company’s policy is to generally treat a decline in the investment’s quoted market value that has lasted continuously for more than six months as an other-than-temporary decline in value. The Company also monitors its investments for events or changes in circumstances that have occurred that may have a significant adverse effect on the fair value of the investment and evaluates qualitative and quantitative factors regarding the severity and

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

duration of the unrealized loss and the Company’s ability to hold the investment until a forecasted recovery occurs to determine if the decline in value of an investment is other-than-temporary. Declines in fair value below the Company’s carrying value deemed to be other-than-temporary are charged to earnings. Additional information concerning the Company’s equity method and security investments is included in Note 16.

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

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Property, Plant and Mine Development

Facilities and equipment

Expenditures for new facilities or equipment and expenditures that extend the useful lives of existing facilities or equipment are capitalized and recorded at cost. The facilities and equipment are amortized using the straight-line method at rates sufficient to amortize such costs over the estimated productive lives, which do not exceed the related estimated mine lives, of such facilities based on proven and probable reserves.

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

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Concentrate sales are initially recorded based on 100% of the provisional sales prices. Until final settlement occurs, adjustments to the provisional sales prices are made to take into account the

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

mark-to-market changes based on the forward prices for the estimated month of settlement. For changes in metal quantities upon receipt of new information and assay, the provisional sales quantities are adjusted as well. The principal risks associated with recognition of sales on a provisional basis include metal price fluctuations between the date initially recorded and the date of final settlement. If a significant decline in metal prices occurs between the provisional pricing date and the final settlement date, it is reasonably possible that the Company could be required to return a portion of the sales proceeds received based on the provisional invoice.

The Company’s sales based on a provisional price contain an embedded derivative that is required to be separated from the host contract for accounting purposes. The host contract is the receivable from the sale of the concentrates at the forward exchange price at the time of sale. The embedded derivative, which does not qualify for hedge accounting, is marked to market through earnings each period prior to final settlement.

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

The Company’s operations involve dealing with uncertainties and judgments in the application of complex tax regulations in multiple jurisdictions. The final taxes paid are dependent upon many factors, including negotiations with taxing authorities in various jurisdictions and resolution of disputes arising from federal, state, and international tax audits. The Company recognizes potential liabilities and records tax liabilities for anticipated tax audit issues in the U.S. and other tax jurisdictions based on its estimate of whether, and the extent to which, additional taxes will be due. At January 1, 2007, the Company adopted guidance for accounting for uncertainty in income taxes to record these liabilities (refer to Note 8 for additional information). The Company adjusts these reserves in light of changing facts and circumstances; however, due to the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from the Company’s current estimate of the tax liabilities. If the Company’s estimate of tax liabilities proves to be less than the ultimate assessment, an additional charge to expense would result. If the estimate of tax liabilities proves to be greater than the ultimate assessment, a tax benefit would result. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits in income tax expense.

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Reclamation and Remediation Costs (Asset Retirement Costs and Obligations)

Asset retirement obligations are recognized when incurred and recorded as liabilities at fair value. The liability is accreted over time through periodic charges to earnings. In addition, the asset retirement cost is capitalized as part of the asset’s carrying value and amortized over the life of the related asset. Reclamation costs are periodically adjusted to reflect changes in the estimated present value resulting from the passage of time and revisions to the estimates of either the timing or amount of the reclamation and abandonment costs. The asset retirement obligation is based on when spending for an existing environmental disturbance will occur. The Company reviews, on an annual basis, unless otherwise deemed necessary, the asset retirement obligation at each mine site in accordance with ASC guidance for accounting for asset retirement obligations.

Future remediation costs for inactive mines are accrued based on management’s best estimate at the end of each period of the costs expected to be incurred at a site. Such cost estimates include, where applicable, ongoing care, maintenance and monitoring costs. Changes in estimates at inactive mines are reflected in earnings in the period an estimate is revised.

Foreign Currency

The functional currency for the majority of the Company’s operations, including the Australian operations, is the U.S. dollar. All monetary assets and liabilities where the functional currency is the U.S. dollar are translated at current exchange rates and the resulting adjustments are included in Other income, net. All monetary assets and liabilities recorded in functional currencies other than U.S. dollars are translated at current exchange rates and the resulting adjustments are charged or credited directly to Accumulated other comprehensive income (loss) in Equity. Revenues and expenses in foreign currencies are translated at the weighted-average exchange rates for the period.

Derivative Instruments

Newmont has fixed forward contracts designated as cash flow hedges in place to hedge against changes in foreign exchanges rates, fixed forward contracts designated as cash flow hedges in place to hedge against changes in diesel prices and fixed to floating interest rate swap contracts designated as fair value hedges to provide balance to the Company’s mix of fixed and floating rate debt. The fair value of derivative contracts qualifying as cash flow hedges are reflected as assets or liabilities in the balance sheet. To the extent these hedges are effective in offsetting forecasted cash flows from production costs (the “effective portion”), changes in fair value are deferred in Accumulated other comprehensive income (loss). Amounts deferred in Accumulated other comprehensive income (loss) are reclassified to Costs applicable to sales, as applicable, when the hedged transaction has occurred. The ineffective portion of the change in the fair value of the derivative is recorded in Other income, net in each period. Cash transactions related to the Company’s derivative contracts accounted for as hedges are classified in the same category as the item being hedged in the statement of cash flows.

When derivative contracts qualifying as cash flow hedges are settled, accelerated or restructured before the maturity date of the contracts, the related amount in Accumulated other comprehensive income (loss) at the settlement date is deferred and reclassified to Costs applicable to sales, as applicable, when the originally designated hedged transaction impacts earnings.

The fair value of derivative contracts qualifying as fair value hedges are reflected as assets or liabilities in the balance sheet. Changes in fair value are recorded in income in each period, consistent with recording changes to the mark-to-market value of the underlying hedged asset or liability in income. Changes in the mark-to-market value of the effective portion of interest rate swaps utilized by

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the Company to swap a portion of its fixed rate interest rate risk to floating rate risk are recognized as a component of Interest expense, net.

Newmont assesses the effectiveness of the derivative contracts periodically using either regression analysis or the dollar offset approach, both retrospectively and prospectively, to determine whether the hedging instruments have been highly effective in offsetting changes in the fair value of the hedged items. The Company defines highly effective as the hedge contract and the item being hedged being between 0.8 and 1.25 correlated, and the Company measures the amount of any hedge ineffectiveness. The Company will also assess periodically whether the hedging instruments are expected to be highly effective in the future. If a hedging instrument is not expected to be highly effective, the Company will stop hedge accounting prospectively. In those instances, the gains or losses remain in Accumulated other comprehensive income (loss) until the hedged item affects earnings.

Net Income (Loss) per Common Share

Basic and diluted income (loss) per share are presented for Net income (loss) attributable to Newmont stockholders and for Income (loss) from continuing operations attributable to Newmont stockholders. Basic income (loss) per share is computed by dividing income available to common shareholders by the weighted-average number of outstanding common shares for the period, including the exchangeable shares (see Notes 12 and 21). Diluted income per share reflects the potential dilution that could occur if securities or other contracts that may require the issuance of common shares in the future were converted. Diluted income per share is computed by increasing the weighted-average number of outstanding common shares to include the additional common shares that would be outstanding after conversion and adjusting net income for changes that would result from the conversion. Only those securities or other contracts that result in a reduction in earnings per share are included in the calculation.

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

Reclassifications

Certain amounts in prior years have been reclassified to conform to the 2009 presentation. The Company retrospectively adopted ASC guidance for convertible debt instruments which requires an allocation of convertible debt proceeds between the liability component and the embedded conversion option (i.e., the equity component). The Company also adopted the ASC guidance for noncontrolling interests, which requires the noncontrolling interests to be classified as a separate component of net income and equity.

Recently Adopted Accounting Pronouncements

Subsequent Events

In May 2009, the ASC guidance for subsequent events was updated to establish accounting and reporting standards for events that occur after the balance sheet date but before financial statements

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

are issued or are available to be issued. The update sets forth: (i) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet in its financial statements, and (iii) the disclosures that an entity should make about events or transactions occurring after the balance sheet date in its financial statements. The Company adopted the updated guidance for the interim period ended June 30, 2009. The adoption had no impact on the Company’s consolidated financial position, results of operations or cash flows. See Note 35.

Post-retirement Benefit Plans

In December 2008, the ASC guidance for retirement benefits was updated to expand the requirements of employers’ disclosures about post-retirement benefit plan assets in a defined benefit pension or other post-retirement plan. The objective is to require more detailed disclosures about employers’ plan assets, including employers’ investment strategies, major categories of plan assets, concentrations of risk within plan assets, and valuation techniques used to measure the fair value of plan assets. The Company adopted the updated guidance on January 1, 2009. These disclosures are not required for earlier periods that are presented for comparative purposes. See Note 22 for the Company’s disclosure of its post-retirement benefit plan assets.

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

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

effective interest method. The updated guidance required retrospective application to all periods presented.

During July 2007, the Company completed an offering of $1,150 convertible senior notes due 2014 and 2017, each in the amount of $575. The 2014 notes maturing on July 15, 2014 pay interest semi-annually at a rate of 1.25% per annum, and the 2017 notes maturing on July 15, 2017 pay interest semi-annually at a rate of 1.63% per annum. The notes are convertible, at the holder’s option, equivalent to a conversion price of $46.21 per share of common stock (24,887,956 shares of common stock). In connection with the convertible senior notes offering, the Company entered into convertible note hedge transactions and warrant transactions (“Call Spread Transactions”). The Call Spread Transactions included the purchase of call options and the sale of warrants. As a result of the Call Spread Transactions, the conversion price of $46.21 was effectively increased to $60.27. At December 31, 2009, with the inclusion of the Call Spread Transactions, the if-converted value did not exceed the principal amounts.

During February 2009, the Company completed an offering of $518 convertible senior notes due on February 15, 2012. The notes will pay interest semi-annually at a rate of 3.00% per annum. The notes are convertible, at the holder’s option, equivalent to a conversion price of $46.25 per share of common stock (11,189,189 shares of common stock). At December 31, 2009, the if-converted value exceeded the principal amount by $12.

The Company’s Consolidated Balance Sheets reports the following related to the convertible senior notes:

	At December 31, 2009			At December 31, 2008
	Convertible Senior Notes Due			Convertible Senior Notes Due
	2012	2014	2017	2012	2014	2017

Additional paid-in capital	$46	$97	$123	$—	$97	$123
Principal amount	$518	$575	$575	$—	$575	$575
Unamortized debt discount	(55)	(107)	(158)	—	(127)	(174)

Net carrying amount	$463	$468	$417	$—	$448	$401

As a result of adopting the updated guidance, the effective interest rates increased by approximately 5 percentage points to 8.5%, 6.0% and 6.25% for the 2012, 2014 and 2017 notes, respectively, for the non-cash amortization of the debt discount over the lives of the notes. Interest expense, net was increased by $33 and $13 which decreased the Company’s Income from continuing operations and Net income by $22 ($0.04 per share) and increased the Company’s Loss from continuing operations and Net loss by $9 ($0.02 per share) for the years ended December 31, 2008 and December 31, 2007, respectively. As a result of the adoption, the Company has adjusted how it recorded its fourth quarter 2008 dividends from Retained earnings to Additional paid-in capital due to the deficit in Retained earnings. Cash flows from operations were not impacted by the adoption of the updated guidance. The impact on the Company’s 2009 opening balance in Retained earnings was as follows:

At December 31,
2008

Balance before application of updated guidance	$7
Impact of adoption of updated guidance	(31)
Dividend adjustment to Additional paid-in capital	28

Balance after application of updated guidance	$4

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the year ended December 31, 2009, the Company recorded $30 and $56 of interest expense for the contractual interest coupon and amortization of the debt discount, respectively, related to the convertible senior notes. The remaining unamortized debt discount is amortized over the remaining 3, 5 and 8 year periods of the 2012, 2014 and 2017 convertible senior notes, respectively.

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

Derivative Instruments

In March 2008, the ASC guidance for derivatives and hedging was updated for enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and the related hedged items are accounted for, and how derivative instruments and the related hedged items affect an entity’s financial position, financial performance and cash flows. The Company adopted the updated guidance on January 1, 2009. The adoption had no impact on the Company’s consolidated financial position, results of operations or cash flows. See Note 15 for the Company’s derivative instruments disclosure.

Business Combinations

In December 2007, the ASC guidance for business combinations was updated to provide new guidance for recognizing and measuring identifiable assets and goodwill acquired, liabilities assumed, and any noncontrolling interests in the acquiree. The updated guidance also provides disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The Company adopted the updated guidance on January 1, 2009 and applied it to the acquisition of the remaining 33.33% interest in the Boddington project completed on June 25, 2009 (see Note 13).

In April 2009, the guidance was updated to address application issues on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. This update is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after January 1, 2009. The adoption of the updated guidance did not have any impact on the Company’s acquisition of the remaining 33.33% interest in the Boddington project completed on June 25, 2009 (see Note 13).

Noncontrolling Interests

In December 2007, the ASC guidance for noncontrolling interests was updated to establish accounting and reporting standards pertaining to: (i) ownership interests in subsidiaries held by parties other than the parent (“noncontrolling interests”), (ii) the amount of net income attributable to the parent and to the noncontrolling interests, (iii) changes in a parent’s ownership interest, and (iv) the valuation of any retained noncontrolling equity investment when a subsidiary is deconsolidated. If a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary is

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

measured at fair value and a gain or loss is recognized in net income based on such fair value. For presentation and disclosure purposes, the guidance requires noncontrolling interests to be classified as a separate component of equity. The Company adopted the updated guidance on January 1, 2009. Except for presentation changes, the adoption had no impact on the Company’s consolidated financial position, results of operations or cash flows. The Company applied the updated guidance when accounting for the Company’s required divestiture obligations of PTNNT which resulted in after-tax gains of $63 that have been recorded to Additional paid in capital in 2009. See Note 12.

In January 2010, the guidance for noncontrolling interests was further updated to clarify the scope and to require additional disclosure when a subsidiary is deconsolidated. The Company adopted the updated guidance for the period ended December 31, 2009. The adoption had no impact on the Company’s consolidated financial position, results of operations or cash flows.

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

In October 2008, the guidance was updated for determining the fair value of a financial asset when the market for that asset is not active. The intent of this update was to provide guidance on how the fair value of a financial asset is to be determined when the market for that financial asset is inactive. The updated guidance states that determining fair value in an inactive market depends on the facts and circumstances, requires the use of significant judgment and in some cases, observable inputs may require significant adjustment based on unobservable data. Regardless of the valuation technique used, an entity must include appropriate risk adjustments that market participants would make for nonperformance and liquidity risks when determining fair value of an asset in an inactive market. The update was effective upon issuance. The Company has incorporated the guidance in determining the fair value of financial assets when the market for those assets is not active, specifically its marketable debt securities.

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

In August 2009, the guidance for fair value measurements and disclosure was updated to further define fair value of liabilities. This update provides clarification for circumstances in which: (i) a quoted

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

price in an active market for the identical liability is not available, (ii) the liability has a restriction that prevents its transfer, and (iii) the identical liability is traded as an asset in an active market in which no adjustments to the quoted price of an asset are required. Adoption of this guidance was required for the Company’s interim reporting period beginning October 1, 2009. The adoption had no impact on the Company’s consolidated financial position, results of operations or cash flows.

In February 2007, guidance to elect the fair value option for financial assets and financial liabilities was issued. The guidance permits entities to choose to measure many financial instruments and certain other items at fair value, with the objective of improving financial reporting by mitigating volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The updated guidance was adopted January 1, 2008. The Company did not elect the fair value option for any of its financial assets or liabilities, and therefore, the adoption had no impact on the Company’s consolidated financial position, results of operations or cash flows. Refer to Note 14 for further details regarding the Company’s assets and liabilities measured at fair value.

Variable Interest Entities

In December 2008, the ASC guidance for disclosures by public entities (enterprises) about transfers of financial assets and interests in variable interest entities was updated to require public entities to provide additional disclosures about transfers of financial assets. The updated guidance also requires public enterprises to provide additional disclosures about their involvement with VIEs. The updated guidance was effective for the Company’s fiscal year ending December 31, 2008. Newmont has adopted the disclosure requirements in the Company’s VIE disclosures.

Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards

In June 2007, the ASC guidance for accounting for income tax benefits of dividends on share-based payment awards was updated. The updated guidance requires that the tax benefit related to dividends and dividend equivalents paid on equity-classified nonvested shares and nonvested share units, which are expected to vest, be recorded as an increase to additional paid-in capital. The updated guidance was applied prospectively for tax benefits on dividends declared in the Company’s fiscal year beginning January 1, 2008. The adoption had an insignificant impact on the Company’s consolidated financial position, results of operations or cash flows.

Income Taxes

On January 1, 2007, the Company adopted updated ASC guidance which clarifies the accounting and reporting for uncertainties in the application of the income tax laws to the Company’s operations. The interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax provisions taken or expected to be taken in income tax returns. The cumulative effects of applying this interpretation were recorded as a decrease in retained earnings of $108, an increase of $5 in goodwill, an increase of $4 in noncontrolling interests, a decrease in net deferred tax assets of $37 (primarily, as a result of utilization of foreign tax credits and net operating losses as part of the measurement process, offset, in part, by the impact of the interaction of the Alternative Minimum Tax rules) and an increase of $72 in the net liability for unrecognized income tax benefits. Refer to Note 8.

The Company’s continuing practice is to recognize interest and/or penalties related to unrecognized tax benefits as part of its income tax expense. At December 31, 2009 and 2008, the total amount of accrued income-tax-related interest and penalties included in the Consolidated Balance Sheets was $13 and $37, respectively. During 2009, 2008, and 2007 the Company accrued through

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the Statements of Consolidated Income (Loss) an additional $9, $31, and $27 of interest and penalties, paid $nil, $13, and $12 of interest, and released $35, $18, and $4 as a result of the expiration of statute of limitations and/or settlements of audit-related issues. The Company also released $8 in 2007 as a result of a change in the tax law.

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, various states and in foreign jurisdictions. With limited exception, the Company is no longer subject to U.S. federal, state and local income or non-U.S. income tax audits by taxing authorities for years before 2005.

Recently Issued Accounting Pronouncements

Variable Interest Entities

In June 2009, the ASC guidance for consolidation accounting was updated to require an entity to perform a qualitative analysis to determine whether the enterprise’s variable interest gives it a controlling financial interest in a VIE. This analysis identifies a primary beneficiary of a VIE as the entity that has both of the following characteristics: (i) the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and (ii) the obligation to absorb losses or receive benefits from the entity that could potentially be significant to the VIE. The updated guidance also requires ongoing reassessments of the primary beneficiary of a VIE. The updated guidance is effective for the Company’s fiscal year beginning January 1, 2010. The Company is evaluating the potential impact of adopting this guidance on the Company’s consolidated financial position, results of operations and cash flows.

Fair Value Accounting

In January 2010, the ASC guidance for fair value measurements and disclosure was updated to require additional disclosures related to: i) transfers in and out of level 1 and 2 fair value measurements and ii) enhanced detail in the level 3 reconciliation. The guidance was amended to provide clarity about: i) the level of disaggregation required for assets and liabilities and ii) the disclosures required for inputs and valuation techniques used to measure fair value for both recurring and nonrecurring measurements that fall in either level 2 or level 3. The updated guidance is effective for the Company’s fiscal year beginning January 1, 2010, with the exception of the level 3 disaggregation which is effective for the Company’s fiscal year beginning January 1, 2011. The Company is evaluating the potential impact of adopting this guidance on the Company’s consolidated financial position, results of operations and cash flows.

NOTE 3	PRICE-CAPPED FORWARD SALES CONTRACTS

In 2001, the Company entered into transactions that closed out certain call options. The options were replaced with a series of forward sales contracts requiring physical delivery of the same quantity of gold over slightly extended future periods. Under the terms of the contracts, the Company would realize the lower of the spot price on the delivery date or the capped price, ranging from $381 to $392 per ounce. The forward sales contracts were accounted for as normal sales contracts in accordance with ASC guidance for derivative instruments. The initial fair value of the forward sales contracts was recorded as deferred revenue, and the fair value of these contracts was not included on the Consolidated Balance Sheets.

In June 2007, the Company paid $578 to settle the 1.85 million ounce price-capped forward sales contracts. The Company reported a $531 pre-tax loss on the early settlement of the contracts, after a $47 reversal of previously recognized deferred revenue.

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

NOTE 5	ADVANCED PROJECTS, RESEARCH AND DEVELOPMENT

	Years Ended December 31,
	2009	2008	2007

Major projects:
Boddington	$25	$3	$3
Hope Bay	25	39	—
Akyem	8	7	6
Conga	4	4	3
Other projects:
Technical and project services	24	23	15
Nevada growth	15	12	7
Corporate	14	15	2
Yanacocha sulfides	5	1	5
Tanami optimization	4	4	3
Fort a la Corne JV	1	26	—
Euronimba	—	15	7
Other	10	17	11

	$135	$166	$62

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 6	OTHER EXPENSE, NET

	Years Ended December 31,
	2009	2008	2007

Boddington acquisition costs (Note 13)	$67	$—	$—
Regional administration	55	48	38
Community development	52	65	58
Western Australia power plant	37	18	11
Peruvian royalty	28	18	10
Revaluation of contingent consideration (Note 13)	23	—	—
Workforce reduction	14	—	—
Reclamation estimate revisions (Note 25)	13	101	29
Batu Hijau divestiture and arbitration	12	15	3
Accretion, non-operating (Note 25)	12	10	8
World Gold Council dues	11	10	11
Pension settlement loss (Note 22)	—	13	17
Buyat Bay settlement and other (Note 33)	(3)	3	12
Provision for bad debts	(6)	9	1
Other	68	41	45

	$383	$351	$243

NOTE 7	OTHER INCOME, NET

	Years Ended December 31,
	2009	2008	2007

Canadian Oil Sands Trust income	$26	$110	$47
Interest income	16	29	50
Gain on sale of exploration property	14	32	—
Refinery income	14	4	—
Gain on sale of investments, net	8	30	—
Royalty income	5	3	—
Income from development projects, net	4	12	3
Gain on other asset sales, net	2	10	10
Gain (loss) on ineffective portion of derivative instruments, net (Note 15)	(6)	10	4
Impairment of marketable securities (Note 16)	(6)	(114)	(46)
Foreign currency exchange gains (losses), net	(1)	(12)	25
Other	12	9	7

	$88	$123	$100

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 8	INCOME TAXES

The Company’s Income tax (expense) benefit consisted of:

	Years Ended December 31,
	2009	2008	2007

Current:
United States	$(5)	$(62)	$121
Foreign	(782)	(353)	(467)

	(787)	(415)	(346)

Deferred:
United States	42	246	4
Foreign	(43)	69	152

	(1)	315	156

	$(788)	$(100)	$(190)

The Company’s Income (loss) from continuing operations before income tax expense and other items consisted of:

	Years Ended December 31,
	2009	2008	2007

United States	$262	$531	$(169)
Foreign	2,651	721	(220)

	$2,913	$1,252	$(389)

The Company’s income tax expense differed from the amounts computed by applying the United States statutory corporate income tax rate for the following reasons:

	Years Ended December 31,
	2009	2008	2007

Income (loss) from continuing operations before income tax expense and other items	$2,913	$1,252	$(389)
United States statutory corporate income tax rate	35%	35%	35%

Income tax (expense) benefit computed at United States statutory corporate income tax rate	(1,020)	(438)	136
Reconciling items:
Percentage depletion	127	130	70
Change in valuation allowance on deferred tax assets	32	(31)	17
Effect of foreign earnings, net of allowable credits	6	—	(13)
U.S. tax effect of noncontrolling interest attributable to non-U.S. investees	18	19	4
Rate differential for foreign earnings indefinitely reinvested	4	(20)	(7)
Resolution of prior years’ uncertain income tax matters	38	69	(3)
Foreign currency translation of monetary assets	—	21	—
Tax effect of changes in tax laws	—	—	4
Tax effect of impairment of goodwill	—	—	(393)
Tax effect of loss generated on change in form of a non-U.S. subsidiary	—	159	—
Other	7	(9)	(5)

Income tax expense	$(788)	$(100)	$(190)

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Components of the Company’s deferred income tax assets (liabilities) are as follows:

	At December 31,
	2009	2008

Deferred income tax assets:
Exploration costs	$72	$65
Depreciation	21	49
Net operating losses and tax credits	980	890
Retiree benefit and vacation accrual costs	124	138
Remediation and reclamation costs	132	138
Derivative instruments	—	5
Foreign currency exchange	—	2
Investment in partnerships	57	101
Other	64	64

	1,450	1,452
Valuation allowances	(437)	(513)

	1,013	939

Deferred income tax liabilities:
Net undistributed earnings of subsidiaries	(218)	(24)
Unrealized gain on investments	(137)	(44)
Depletable and amortizable costs associated with mineral rights	(826)	(602)
Derivative instruments	(37)	(5)
Foreign currency exchange	(1)	—

	(1,219)	(675)

Net deferred income tax assets (liabilities)	$(206)	$264

Net deferred income tax assets and liabilities consist of:

	At December 31,
	2009	2008

Current deferred income tax assets	$215	$284
Long-term deferred income tax assets	937	1,039
Current deferred income tax liabilities (Note 24)	(17)	(8)
Long-term deferred income tax liabilities	(1,341)	(1,051)

	$(206)	$264

These balances include net deferred income tax assets that have been reclassified to Assets of Operations Held for Sale of:

	At December 31,
	2009	2008

Long-term deferred income tax assets	$—	$2

	$—	$2

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On January 1, 2007, the Company began recognizing and measuring tax positions taken or expected to be taken in a tax return that directly or indirectly affect amounts reported in the financial statements under the ASC income tax guidance. At December 31, 2009, 2008 and 2007, the Company had $130, $181 and $230 of total gross unrecognized tax benefits, respectively. A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows:

	2009	2008	2007

Total amount of gross unrecognized tax benefits at beginning of year	$181	$230	$267
Additions for tax positions of prior years	(21)	29	18
Additions for tax positions of current year	3	50	14
Reductions due to settlements with taxing authorities	(27)	(57)	(9)
Reductions due to lapse of statute of limitations	(6)	(71)	(14)
Reductions due to change in legislation	—	—	(30)
Reclassification of net interest out of gross unrecognized tax benefits balance	—	—	(16)

Total amount of gross unrecognized tax benefits at end of year	$130	$181	$230

At December 31, 2009, 2008 and 2007, $63, $116 and $84, respectively, represents the amount of unrecognized tax benefits that, if recognized, would impact the Company’s effective income tax rate.

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

On June 25, 2008, the United States Tax Court issued an opinion for Santa Fe Pacific Gold Company and Subsidiaries (“Santa Fe”), by and through its successor in interest, Newmont USA Limited, a member of the Newmont Mining Corporation affiliated group. The Tax Court issued the ruling for the tax years 1994 through 1997, which were years prior to Newmont’s acquisition of Santa Fe. The Tax Court ruled unfavorably on certain issues relating to the method in which Santa Fe was calculating adjustments related to percentage depletion in its Alternative Minimum Tax calculation. On April 27, 2009, the United States Tax Court issued a decision in favor of Santa Fe, with respect to the $65 million Homestake break-up fee deducted by Santa Fe in tax year 1997. Following procedural rules, the Internal Revenue Service was given 90 days from the date the decision was entered in which to file an appeal. The entry of decision was made on July 16, 2009. The Internal Revenue Service did not file an appeal, and as a result, as of October 15, 2009 the decision stands. The result of this decision resulted in overpayments for each of the tax years 1994 through 1997.

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. Federal, state and local, and non-U.S. income tax examinations by tax authorities for years before 2005. As a result of (i) statute of limitations that will begin to expire within the next 12 months in

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

various jurisdictions, and (ii) possible settlements of audit-related issues with taxing authorities in various jurisdictions with respect to which none of the issues are individually significant, the Company believes that it is reasonably possible that the total amount of its net unrecognized income tax benefits will decrease between $12 to $15 in the next 12 months.

The Company’s continuing practice is to recognize interest and/or penalties related to unrecognized tax benefits as part of its income tax expense. At December 31, 2009 and 2008, the total amount of accrued income-tax-related interest and penalties included in the Consolidated Balance Sheets was $13 and $37, respectively. During 2009, 2008, and 2007 the Company accrued through the Statements of Consolidated Income (Loss) an additional $9, $31, and $27 of interest and penalties, paid $nil, $13, and $12 of interest, and released $35, $18, and $4 as a result of the expiration of statute of limitations and/or settlements of audit-related issues. The Company also released $8 in 2007 as a result of a change in the tax law.

Newmont intends to indefinitely reinvest earnings from certain foreign operations. Accordingly, U.S. and non-U.S. income and withholding taxes for which deferred taxes might otherwise be required, have not been provided on a cumulative amount of temporary differences (including, for this purpose, any difference between the tax basis in the stock of a consolidated subsidiary and the amount of the subsidiary’s net equity determined for financial reporting purposes) related to investments in foreign subsidiaries of approximately $117 and $434 at December 31, 2009 and 2008, respectively. The additional U.S. and non-U.S. income and withholding tax that would arise on the reversal of the temporary differences could be offset in part, by tax credits. Because the determination of the amount of available tax credits and the limitations imposed on the annual utilization of such credits are subject to a highly complex series of calculations and expense allocations, it is impractical to estimate the amount of net income and withholding tax that might be payable if a reversal of temporary differences occurred.

At December 31, 2009 and December 31, 2008, the Company had (i) $1,213 and $1,362 of net operating loss carry forwards, respectively; and (ii) $279 and $154 of tax credit carry forwards, respectively. At December 31, 2009 and 2008, $1,020 and $1,231, respectively, of net operating loss carry forwards are attributable to operations in Australia, Ghana and France for which current tax law provides no expiration period. The remaining net operating losses available are attributable to entities that have various temporal and other limitations that may restrict the ultimate realization of the tax benefits of such tax attributes.

Tax credit carry forwards for 2009 and 2008 of $158 and $76 consist of foreign tax credits available in the United States; substantially all such credits not utilized will expire at the end of 2014. Other credit carry forwards at the end of 2009 and 2008 in the amounts of $121 and $78, respectively, represent alternative minimum tax credits attributable to the Company’s U.S. operations for which the current tax law provides no period of expiration.

The Company reviews the measurement of its deferred tax assets at each balance sheet date. All available evidence, both positive and negative, is considered in determining whether, based upon the weight of the evidence, it is more likely than not that some portion or all of the deferred tax asset will not be realized. The Company decreased the valuation allowance related to deferred tax assets by $32 during 2009. Additionally, the valuation allowance was also decreased in 2009 by $45 primarily for capital losses in Australia that were written off during the year that had no impact on the Company’s effective tax rate. In addition, $44 of the valuation allowance, when recognized, will not reduce the Company’s effective tax rate, but will be recorded directly to equity. The valuation allowance remaining at the end of 2009 primarily is attributable to non-U.S. subsidiaries tax loss carryforwards.

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 9	EQUITY INCOME (LOSS) OF AFFILIATES

	Years Ended December 31,
	2009	2008	2007

AGR Matthey Joint Venture	$5	$(2)	$1
Regis Resources NL	—	(3)	(8)
European Gold Refineries	—	—	6
La Zanja	(4)	—	—
Euronimba	(17)	—	—

	$(16)	$(5)	$(1)

AGR Matthey Joint Venture

Newmont holds a 40% interest in the AGR Matthey Joint Venture (“AGR”), a gold refinery, with Johnson Matthey (Australia) Ltd. and the West Australian Mint holding the remaining interests. Newmont has no guarantees related to this investment. Newmont received dividends of $2, $nil and $2 during 2009, 2008 and 2007, respectively, from its interests in AGR. See also Note 27 for details of Newmont’s transactions with AGR.

Regis Resources NL

Prior to December 2009, Newmont held a 23.15% interest in Regis Resources NL (“Regis Resources”), a gold exploration company with substantial landholdings in Western Australia. Newmont has no guarantees related to this investment. On December 22, 2009, Regis Resources issued common shares through a rights issue. As a result, Newmont’s ownership interest in Regis Resources was diluted to 14.82% and we discontinued equity accounting for our investment in Regis Resources.

European Gold Refineries

Prior to May 1, 2008, Newmont held a 46.72% interest in European Gold Refineries (“EGR”), sole owner of Valcambi SA, a London Good Delivery precious metals refiner and manufacturer of precious metal coins, medallions and luxury watch components. See Note 13 for a discussion of the acquisition of additional shares resulting in the consolidation of EGR in 2008.

La Zanja

Newmont holds a 46.94% interest in La Zanja, a gold project near the city of Cajamarca, Peru. The remaining interests are held by CompanTHORNia de Minas Buenaventura, S.A.A. (“Buenaventura”). The mine is being developed by and will be operated by Buenaventura. The construction of La Zanja is approximately 50% complete and production is expected to begin in the third quarter of 2010. The site will consist of two small open pits and one oxide leach pad that will produce approximately 450,000 ounces of gold (Newmont’s share will be approximately 210,000 ounces) over its seven year life.

Euronimba

Newmont holds a 43.5% interest in Euronimba, an iron ore project located in the Republic of Guinea. The remaining interests are held by BHP Billiton (43.5%) and Areva (13%). Euronimba is in the early stages of development and it is currently estimated that production will begin in 2018. Approximately 600 million tons of iron ore, mainly hematite, will be mined over the project’s 20 plus year estimated life.

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 10	DISCONTINUED OPERATIONS AND ASSETS AND LIABILITIES HELD FOR SALE

Discontinued operations include the Kori Kollo operation sold in July 2009, the royalty portfolio and Pajingo operation, both sold in December 2007 and the Zarafshan operation expropriated by the Uzbekistan government in 2006.

In July 2009, the Company sold its interest in the Kori Kollo operation in Bolivia. As part of the transaction, a reclamation trust fund was established with the proceeds to be made available exclusively to pay for closure and reclamation costs when operations eventually cease. The Company recorded a $13 liability for the trust fund and recognized a $16 charge, net of tax benefits.

In December 2007, the Company sold substantially all of Pajingo’s assets for cash and marketable equity securities totaling $23 resulting in a gain of $8. Additional Pajingo asset sales resulted in a gain of $1 in 2008.

In June 2007, the Company’s Board of Directors approved a plan to cease Merchant Banking activities. As part of this plan, Newmont decided to dispose of the royalty portfolio assets and a portion of the marketable equity securities portfolio and to cease further investments in marketable equity securities that do not support the core gold mining business. In June 2007, Newmont recorded a $1,665 non-cash charge to impair the goodwill associated with the Merchant Banking Segment. In December 2007, Newmont received net cash proceeds of $1,187 and recognized a gain of $905 related to the sale of the royalty portfolio. In 2008, Newmont recognized additional royalty portfolio revenue of $6 in excess of the 2007 estimate and recorded a $19 tax benefit related to the US tax return true-up on the sale of the royalty portfolio.

The Company’s interest in the Zarafshan operation was expropriated by the Uzbekistan government in 2006. In 2007, after pursuing international arbitration, Newmont received proceeds of $80 and recognized a gain of $77 related to the settlement.

Newmont has accounted for these dispositions in accordance with accounting guidance for the impairment or disposal of long-lived assets. The Company has reclassified the balance sheet amounts and the income statement results from the historical presentation to Assets and Liabilities of operations held for sale on the Consolidated Balance Sheets and to Income (loss) from discontinued operations in the Consolidated Statements of Income (Loss) for all periods presented. The Consolidated Statements of Cash Flows have been reclassified for assets held for sale and discontinued operations for all periods presented.

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table details selected financial information included in the Income (loss) from discontinued operations in the Consolidated Statements of Income (Loss):

	Years Ended December 31,
	2009	2008	2007

Sales — gold, net	$32	$75	$179
Income (loss) from operations:
Kori Kollo	$1	$(9)	$22
Royalty portfolio	—	6	123
Pajingo	—	—	8

	1	(3)	153

Gain on sale of operations:
Pajingo	—	1	8
Zarafshan	—	—	77

	—	1	85

Gain on sale of royalty portfolio	—	—	905
Loss on impairment of goodwill and other assets	(44)	—	(1,665)

Pre-tax income (loss)	(43)	(2)	(522)
Income tax benefit (expense)	27	15	(383)

Income (loss) from discontinued operations	$(16)	$13	$(905)

The major classes of Assets and Liabilities of operations held for sale in the consolidated balance sheets are as follows:

	At December 31,
	2009	2008

Assets:
Accounts receivable	$—	$9
Inventories	—	12
Stockpiles and ore on leach pads	—	43
Property, plant and mine development	—	4
Deferred income tax assets	—	2
Other assets	—	3

	$—	$73

Liabilities:
Current and long-term debt	$—	$4
Accounts payable	—	1
Employee-related benefits	—	8
Reclamation and remediation liabilities	—	17
Other liabilities	13	6

	$13	$36

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table details selected financial information included in Net cash provided from (used in) discontinued operations and investing activities and financing activities of discontinued operations:

	Years Ended December 31,
	2009	2008	2007

Net cash provided from (used in) discontinued operations:
Income (loss) from discontinued operations	$(16)	$13	$(905)
Amortization	3	9	56
Deferred income taxes	(28)	4	54
Impairment of assets held for sale	44	—	—
Gain on asset sales, net	—	—	(996)
Gain on sale of investments, net	—	—	(46)
Loss on impairment of goodwill	—	—	1,665
Other operating adjustments and write-downs	7	19	20
Increase (decrease) in net operating liabilities	23	(149)	289

	$33	$(104)	$137

Net cash provided from (used in) investing activities of discontinued operations:
Proceeds from asset sales, net	$—	$(6)	$1,282
Sales of marketable securities	—	—	90
Additions to property, plant and mine development	—	(5)	(9)
Purchases of marketable securities	—	—	(2)
Other	—	—	(2)

	$—	$(11)	$1,359

Net cash provided from (used in) financing activities of discontinued operations:
Repayment of debt	$(2)	$(4)	$—
Proceeds from debt, net	—	—	7

	$(2)	$(4)	$7

NOTE 11	NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS

	Years Ended December 31,
	2009	2008	2007

Batu Hijau	$445	$98	$299
Yanacocha	354	232	108
Other	(3)	(1)	3

	$796	$329	$410

In November and December 2009, Newmont, through NTP, completed the sale and transfer of shares for a 17% interest in PTNNT, the Indonesian subsidiary that operates Batu Hijau, to PT Multi Daerah Bersaing (“PTMDB”) in compliance with divestiture obligations under the Contract of Work, reducing NTP’s ownership interest to 63% from 80%. Newmont has a 56.25% interest in NTP, with an affiliate of Sumitomo Corporation of Japan (“Sumitomo”) holding the remaining 43.75%. Newmont

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

identified NTP as a VIE as a result of certain capital structures and contractual relationships. The share transfers resulted in gains of approximately $63 (after tax of $115) that have been recorded in Additional paid in capital. As a result of the sale, Newmont’s ownership in Batu Hijau was reduced from 45% to 35.44%.

In December 2009, Newmont entered into a transaction with P.T. Pukuafu Indah (“PTPI”), an unrelated noncontrolling partner of PTNNT, whereby the Company agreed to advance certain funds to PTPI in exchange for a pledge of the noncontrolling partner’s 20% share of PTNNT dividends, net of withholding tax, and the assignment of its voting rights to the Company. As a result, PTPI was determined to be a VIE as it has minimal equity capital and the voting rights to its 20% interest in PTNNT reside with Newmont.

Based on the above transaction, the Company recognized an additional 17% effective economic interest in PTNNT. Combined with the Company’s 56.25% ownership in NTP, Newmont has a 52.44% effective economic interest in PTNNT and continues to consolidate Batu Hijau in its Consolidated Financial Statements.

In 2007, because PTPI had been advanced a loan by NTP and was not obligated to absorb the expected losses of PTNNT, PTPI’s interest was considered a carried interest and Newmont reported a 52.88% economic interest in Batu Hijau, which reflected Newmont’s actual economic interest in the mine until such time as the loan was fully repaid (including accrued interest). On May 25, 2007, PTPI fully repaid the loan (including accrued interest) from NTP. As a result of the loan repayment, Newmont’s economic interest in Batu Hijau was reduced from 52.88% to 45% and Net income attributable to noncontrolling interests increased by $25 (after-tax) in the second quarter of 2007.

Newmont has a 51.35% ownership interest in Minera Yanacocha SR.L. (“Yanacocha”), with the remaining interests held by Compañia de Minas Buenaventura, S.A.A. (43.65%) and the International Finance Corporation (5%).

NOTE 12	NEWMONT EQUITY AND INCOME (LOSS) PER SHARE

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

The Company paid common stock dividends of $0.40 per share in 2009, 2008 and 2007.

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

Exchangeable Shares

In connection with the acquisition of Franco-Nevada Corporation (“Franco”) in February 2002, certain holders of Franco common stock received 0.8 of an exchangeable share of Newmont Mining Corporation of Canada Limited (formerly Franco) for each share of common stock held. These exchangeable shares are convertible, at the option of the holder, into shares of Newmont common stock on a one-for-one basis, and entitle holders to dividends and other rights economically equivalent

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

to holders of Newmont common stock. At December 31, 2009 and 2008, the value of these no-par shares was included in Additional paid-in capital.

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

The Company has analyzed the Call Spread Transactions under ASC guidance for derivative financial instruments indexed to and potentially settled in a company’s own stock and other relevant literature, and determined that they meet the criteria for classification as equity transactions. As a result, the Company recorded the purchase of the call options as a reduction in additional paid-in capital and the proceeds of the warrants as an addition to paid-in capital, and the Company will not recognize subsequent changes in fair value of the instruments.

Net Income (Loss) per Common Share

Basic income (loss) per common share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted income (loss) per common share is computed similarly to basic income per common share except that the weighted average number of common shares outstanding is increased to include the number of additional common shares that would have been outstanding if the potentially dilutive common shares had been issued.

	Years Ended December 31,
	2009	2008	2007

Net income (loss) attributable to Newmont stockholders:
Continuing operations	$1,308	$816	$(988)
Discontinued operations	(11)	15	(907)

	$1,297	$831	$(1,895)

Weighted average common shares (millions):
Basic	487	454	452
Effect of employee stock based awards	—	1	—

Diluted	487	455	452

Net income (loss) attributable to Newmont stockholders per common share
Basic and diluted:
Continuing operations	$2.68	$1.80	$(2.18)
Discontinued operations	(0.02)	0.03	(2.01)

	$2.66	$1.83	$(4.19)

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Options to purchase 4.2 million, 4.4 million and 1.7 million shares of common stock at average exercise prices of $46.58, $47.63 and $52.76 were outstanding at December 31, 2009, 2008 and 2007, respectively, but were not included in the computation of diluted weighted average number of common shares because their effect would have been anti-dilutive under the treasury stock method. Other outstanding options to purchase 1.4 million shares of common stock were not included in the computation of diluted weighted average common shares in 2007 because their effect would have been anti-dilutive.

In February 2009, the Company completed a public offering of 34,500,000 shares of common stock at $37 per share for net proceeds of $1,234.

In February 2009 and July 2007, Newmont issued $518 and $1,150, respectively, of convertible notes that, if converted in the future, would have a potentially dilutive effect on the Company’s stock. Under the indentures for the convertible notes, upon conversion Newmont is required to settle the principal amount of the convertible notes in cash and may elect to settle the remaining conversion obligation (stock price in excess of the conversion price) in cash, shares or a combination thereof. The effect of contingently convertible instruments on diluted earnings per share is calculated under the net share settlement method in accordance with accounting guidance for earnings per share. Under the net share settlement method, the Company includes the amount of shares it would take to satisfy the conversion obligation, assuming that all of the convertible notes are surrendered. The average closing price of the Company’s common stock for each of the periods presented is used as the basis for determining dilution. The average price of the Company’s common stock for all periods presented did not exceed the conversion price of $46.25 and $46.21 for the notes issued in 2009 and 2007, respectively, and therefore, did not have a dilutive effect on earnings per share.

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

The Net income (loss) attributable to Newmont stockholders and transfers from noncontrolling interests was:

	Years Ended December 31,
	2009	2008	2007

Net income (loss) attributable to Newmont stockholders	$1,297	$831	$(1,895)
Transfers from the noncontrolling interests:
Increase in Additional paid in capital from sale of PTNNT shares, net of tax of $115	63	—	—

Net income attributable to Newmont stockholders and transfers from the noncontrolling interests	$1,360	$831	$(1,895)

NOTE 13	ACQUISITIONS

On June 25, 2009 the Company completed the acquisition of the remaining 33.33% interest in Boddington from AngloGold Ashanti Australia Limited (“AngloGold”). The valuation date for the transaction was January 1, 2009, and closing adjustments were made to reflect Newmont’s economic ownership from that date. Consideration for the acquisition consisted of $750 less an $8 closing adjustment paid in cash at closing, $240 paid in cash in December 2009, and a contingent royalty

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

capped at $100, equal to 50% of the average realized operating margin (Revenue less Costs applicable to sales on a by-product basis), if any, exceeding $600 per ounce, payable quarterly beginning in the second quarter of 2010 on one-third of gold sales from Boddington.

The following table summarizes the original consideration to acquire the remaining interest in Boddington:

Cash paid in June 2009	$742
Cash paid in December 2009	240
Contingent consideration (fair value)	62

$1,044

At the acquisition date, the Company estimated that the fair value of the contingent consideration was approximately $62, and recognized this as part of the purchase price. At December 31, 2009, the fair value of the contingent consideration was revalued to approximately $85 and the increase in fair value of $23 was recorded to Other expense, net. Amounts are payable under the contingent royalty beginning in the second quarter of 2010. The range of undiscounted amounts the Company could pay is between $0 and $100. The fair value of the contingent royalty recognized was estimated by applying the income approach. See Note 14 for a description of the key inputs used in deriving fair value.

In connection with the acquisition, Newmont incurred transaction costs of $67 (shown in Note 6, Other expense, net), including Australian stamp duties; only $15 of these costs were paid at December 31, 2009. Additionally, in June 2009, Newmont paid $182 to reimburse AngloGold for its share of capital and other project expenditures from January 1, 2009 to June 25, 2009. The reimbursement of capital expenditures is included in Property, plant and mine development, net, and as Additions to property, plant and mine development on the cash flow statement.

The Boddington purchase price allocation based on the estimated fair values of assets acquired and liabilities assumed is as follows:

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

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In April 2008, the Company purchased 15,960 additional shares of EGR for $11 in cash bringing its ownership interest to 56.67% from 46.72%. EGR owns 100% of Valcambi SA (“Valcambi”), a London Good Delivery precious metals refiner and manufacturer of precious metal coins, medallions and luxury watch components. The additional interest resulted in the consolidation of EGR at May 1, 2008 and increased Other current assets and Other current liabilities by $229 and $206, respectively. EGR’s revenue and expenses are included in Other income, net reflecting the service fee and secondary nature of EGR’s business to the Company’s core operations. Prior to consolidation, the Company accounted for EGR using the equity method of accounting. In November 2008, EGR repurchased 6.55% of its own shares from a noncontrolling shareholder bringing Newmont’s ownership to 60.64%.

In December 2007, the Company purchased approximately 70% of the common shares of Miramar Mining Corporation (“Miramar”), which, in addition to the shares previously owned, brought the Company’s interest in Miramar to approximately 78%. During the first quarter of 2008, the Company completed the acquisition of the remaining shares of Miramar bringing its interest to 100%. All shares were purchased for C$6.25 per share in cash.

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

The Miramar purchase price paid has been allocated to the assets acquired and liabilities assumed based upon their estimated fair values on the respective closing dates as follows:

Assets:
Cash and cash equivalents	$38
Property, plant and mine development, net	1,880
Investments	40
Deferred income tax assets	94
Other assets	35

2,087

Liabilities:
Accrued liabilities	53
Deferred income tax liabilities	681

734

Net assets acquired	$1,353

NOTE 14	FAIR VALUE ACCOUNTING

Fair value accounting establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

	Fair Value at December 31, 2009
	Total	Level 1	Level 2	Level 3

Assets:
Cash equivalents	$1,812	$1,812	$—	$—
Marketable equity securities	1,175	1,175	—	—
Marketable debt securities:
Asset backed commercial paper	18	—	—	18
Auction rate securities	5	—	—	5
Corporate	10	10	—	—
Trade receivable from provisional copper and gold concentrate sales, net	346	346	—	—
Derivative instruments, net	150	—	150	—

	$3,516	$3,343	$150	$23

Liabilities:
8 5/8% senior notes ($222 hedged portion)	$242	$—	$242	$—
Boddington contingent consideration	85	—	—	85

	$327	$—	$242	$85

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

The Company’s corporate marketable debt securities are valued using quoted market prices in active markets and as such are classified within Level 1 of the fair value hierarchy. The Company’s other marketable debt securities include investments in asset backed commercial paper and auction rate securities. In January 2009, the investments in asset backed commercial paper were restructured

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

under court order. The restructuring allowed a return of a portion of the investment and interest distribution to be made to investors. The Company estimated the fair value of the asset backed commercial paper using a probability of return to each class of notes reflective of information reviewed regarding the separate classes of securities. The auction rate securities are traded in markets that are not active, trade infrequently and have little price transparency. The Company estimated the fair value of the auction rate securities based on weighted average risk calculations. The asset backed commercial paper and auction rate securities are classified within Level 3 of the fair value hierarchy.

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

The Company has fixed to floating swap contracts to hedge the interest rate risk exposure of its 8 5/8% uncollateralized senior notes due May 2011. The hedged portion of the Company’s 8 5/8% senior notes is valued using pricing models which require inputs, including risk-free interest rates and credit spreads. Because the inputs are derived from observable market data, the hedged portion of the 8 5/8% senior notes is classified within Level 2 of the fair value hierarchy.

The Company has recorded a contingent consideration liability related to the acquisition of the remaining 33.33% interest in Boddington (Note 13). The value of the contingent consideration was determined using a valuation model which simulates future gold and copper prices and costs applicable to sales to estimate fair value. The contingent consideration liability is classified within Level 3 of the fair value hierarchy.

The table below sets forth a summary of changes in the fair value of the Company’s Level 3 financial assets and liabilities at December 31, 2009.

			Boddington
	Auction Rate	Asset Backed	Contingent
	Securities	Commercial Paper	Consideration	Total

Balance at beginning of period	$5	$22	$—	$27
Settlements	—	(4)	—	(4)
Transfers in	—	—	62	62
Revaluation	—	—	23	23

Balance at end of period	$5	$18	$85	$108

The revaluation on the Boddington contingent consideration liability of $23 was recorded in Other expense, net (Note 6).

At December 31, 2009, the assets and liabilities classified within Level 3 of the fair value hierarchy represent 1% and 26% of the total assets and liabilities measured at fair value, respectively.

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 15	DERIVATIVE INSTRUMENTS

Our strategy is to provide shareholders with leverage to changes in the gold and copper prices by selling our gold and copper production at current market prices. Consequently, we do not hedge our gold and copper sales. We continue to manage risks associated with commodity input costs, interest rates and foreign currencies using the derivative market.

Cash Flow Hedges

Foreign Currency Contracts

Newmont utilizes foreign currency contracts to reduce the variability of the US dollar amount of forecasted foreign currency expenditures caused by changes in exchange rates. Newmont hedges up to 80% of the Company’s IDR denominated operating expenditures which results in a blended IDR/$ rate realized each period. The hedging instruments are fixed forward contracts with expiration dates ranging up to one year from the date of issue. The principal hedging objective is reduction in the volatility of realized period-on-period IDR/$ rates. During 2009, 2008 and 2007, the IDR/$ fixed forward contracts increased Batu Hijau Costs applicable to sales by $nil and $2, and reduced Batu Hijau Costs applicable to sales by $4, respectively. At December 31, 2009, the Company has hedged 32% of its expected 2010 IDR operating expenditures.

The Company hedges up to 85% of the Company’s A$ denominated operating expenditures with fixed forward contracts that have expiration dates ranging up to three years from the date of issue. The principal hedging objective is reduction in the volatility of realized period-on-period $/A$ rates. Each month, fixed forward contracts are obtained to hedge 1/36th of the forecasted monthly A$ operating cost exposure in the rolling three-year hedge period resulting in a blended $/A$ rate realized. During 2009, 2008 and 2007, the A$ operating hedging instruments increased Other Australia/New Zealand Costs applicable to sales by $7 and $13, and reduced Other Australia/New Zealand Costs applicable to sales by $1, respectively. During 2009, the A$ operating hedge instruments decreased Boddington Costs applicable to sales by $2. At December 31, 2009, the Company has hedged 60%, 37% and 13% of its expected 2010, 2011 and 2012 A$ operating expenditures, respectively.

The Company hedges up to 75% of the Company’s NZ$ denominated operating expenditures with fixed forward contracts that have expiration dates ranging up to two years from the date of issue. The principal hedging objective is reduction in the volatility of realized period-on-period $/NZ$ rates. Each month, fixed forward contracts are obtained to hedge 1/24th of the forecasted monthly NZ$ operating cost exposure in the rolling two-year hedge period resulting in a blended $/NZ$ rate realized. During 2009, 2008 and 2007, the NZ$ operating hedging instruments increased Other Australia/New Zealand Costs applicable to sales by $2, $2 and $nil. At December 31, 2009, the Company has hedged 61% and 21% of its expected 2010 and 2011 NZ$ operating expenditures, respectively.

The Company hedged A$ denominated capital expenditures related to the construction of Boddington. The hedging instruments consisted of a series of fixed forward contracts and bought call option contracts with expiration dates ranging up to one year from the date of issue. The $30 net realized loss associated with the capital expenditure hedge program was recorded in Accumulated other comprehensive income (loss) net of tax and will be recognized in Amortization over the life of the related Boddington assets. During 2009, the A$ capital expenditure hedge program increased Boddington Amortization by $nil. At December 31, 2009, the Company had no outstanding hedges for the Boddington capital program.

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

All of the foreign currency contracts were designated as cash flow hedges, and as such, the effective portion of unrealized changes in market value have been recorded in Accumulated other comprehensive income (loss) and are recorded in earnings during the period in which the hedged transaction affects earnings. Gains and losses from hedge ineffectiveness are recognized in current earnings.

Newmont had the following foreign currency derivative contracts outstanding at December 31, 2009:

	Expected Maturity Date
				Total/
	2010	2011	2012	Average

IDR operating fixed forward contracts:
$(millions)	$38	$—	$—	$38
Average rate (IDR/$)	9,863	—	—	9,863
IDR notional (millions)	374,797	—	—	374,797
A$ operating fixed forward contracts:
$(millions)	$572	$358	$130	$1,060
Average rate ($/A$)	0.77	0.75	0.78	0.77
A$ notional (millions)	736	476	166	1,378
NZ$ operating fixed forward contracts:
$(millions)	$43	$18	$—	$61
Average rate ($/NZ$)	0.65	0.67	—	0.66
NZ$ notional (millions)	66	26	—	92

Diesel Fixed Forward Contracts

Newmont hedges up to 66% of its operating cost exposure related to diesel consumed at its Nevada operations to reduce the variability in realized diesel prices. The hedging instruments consist of a series of financially settled fixed forward contracts with expiration dates ranging up to two years from the date of issue. During 2009, 2008 and 2007, the Nevada diesel hedge program increased Nevada Costs applicable to sales by $11, $4 and $nil, respectively. The contracts have been designated as cash flow hedges of future diesel purchases, and as such, the effective portion of unrealized changes in the market value have been recorded in Accumulated other comprehensive income (loss) and are recorded in earnings during the period in which the hedged transaction affects earnings. Gains and losses from hedge ineffectiveness are recognized in current earnings. At December 31, 2009, the Company has hedged 55% and 20% of its expected 2010 and 2011 Nevada diesel expenditures, respectively.

Newmont had the following diesel derivative contracts outstanding at December 31, 2009:

	Expected Maturity Date
			Total/
	2010	2011	Average

Diesel fixed forward contracts:
$(millions)	$41	$17	$58
Average rate ($/gallon)	1.94	2.17	2.00
Diesel gallons (millions)	21	8	29

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Treasury Rate Lock Contracts

In connection with the 2019 and 2039 notes issued in September 2009, Newmont acquired treasury rate lock contracts to reduce the variability of the proceeds realized from the bond issuances. The treasury rate locks resulted in $6 and $5 unrealized gains for the 2019 and 2039 notes, respectively. The Company previously acquired treasury rate locks in connection with the issuance of the 2035 notes that resulted in a $10 unrealized loss. The gains/losses from these contracts are recognized in Interest expense, net over the terms of the respective notes.

Copper Collar Contracts

Prior to 2007, the Company entered into copper collar contracts to hedge the copper price realized during those periods. Final delivery under the copper collar contracts occurred in February 2007. Changes in the fair value related to the effective portion of the hedges were recorded in Accumulated other comprehensive (loss) income.

Fair Value Hedges

Interest Rate Swap Contracts

At December 31, 2009, Newmont had $222 fixed to floating swap contracts designated as a hedge against its 8 5/8% senior notes due 2011. The interest rate swap contracts assist in management of the Company’s targeted mix of fixed and floating rate debt. Under the hedge contract terms, the Company receives fixed-rate interest payments at 8.63% and pays floating-rate interest amounts based on periodic London Interbank Offered Rate (“LIBOR”) settings plus a spread, ranging from 2.60% to 7.63%. The interest rate swap contracts were designated as fair value hedges and, as such, changes in fair value have been recorded in income in each period, consistent with recording changes to the mark- to-market value of the underlying hedged liability in income. Changes in the mark-to-market value of the effective portion of the interest rate swap contracts are recognized as a component of Interest expense, net. The hedge contracts decreased Interest expense, net by $4, $2 and $nil during 2009, 2008 and 2007, respectively. During 2009, 2008 and 2007, losses of $3 and gains of $4 and $3 were included in Other income, net for the ineffective portion of these swap contracts designated as fair value hedges, respectively.

Derivative Instrument Fair Values

Newmont had the following derivative instruments designated as hedges with fair values at December 31, 2009 and December 31, 2008:

	Fair Values of Derivative Instruments
	At December 31, 2009
	Other	Other	Other	Other
	Current	Long-Term	Current	Long-Term
	Assets	Assets	Liabilities	Liabilities

Foreign currency exchange contracts:
IDR operating fixed forward contracts	$1	$—	$—	$—
NZ$ operating fixed forward contracts	5	1	—	—
A$ operating fixed forward contracts	78	53	—	1
Diesel fixed forward contracts	5	1	—	—
Interest rate swap contracts	3	4	—	—

Total derivative instruments (Notes 19 and 24)	$92	$59	$—	$1

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Fair Values of Derivative Instruments
	At December 31, 2008
	Other	Other	Other	Other
	Current	Long-Term	Current	Long-Term
	Assets	Assets	Liabilities	Liabilities

Foreign currency exchange contracts:
IDR operating fixed forward contracts	$—	$—	$4	$—
NZ$ operating fixed forward contracts	—	—	5	1
A$ fixed forward contracts	3	1	87	42
A$ call option contracts	1	—	—	—
Diesel fixed forward contracts	—	—	15	—
Interest rate swap contracts	2	7	—	—

Total derivative instruments (Notes 19 and 24)	$6	$8	$111	$43

The following tables show the location and amount of gains (losses) reported in the Company’s Consolidated Financial Statements related to the Company’s cash flow and fair value hedges and the gains (losses) recorded for the hedged item related to the fair value hedges.

	Foreign Currency Exchange Contracts			Diesel Forward Contracts
	2009	2008	2007	2009	2008	2007

Cash flow hedging relationships:
For the year ended December 31,
Gain (loss) recognized in other comprehensive income (effective portion)	245	(166)	(1)	7	(18)	—
Gain (loss) reclassified from Accumulated other comprehensive income (loss) into income (effective portion)(1)	(6)	(17)	5	(11)	(4)	—

	Treasury Rate Lock Contracts			Copper Collar Contracts
	2009	2008	2007	2009	2008	2007

Cash flow hedging relationships:
For the year ended December 31,
Gain (loss) recognized in other comprehensive income (effective portion)	11	—	—	—	—	11
Gain (loss) reclassified from Accumulated other comprehensive income (loss) into income (effective portion)(1)	—	—	—	—	—	(1)

(1)	The gain (loss) for the effective portion of foreign exchange and diesel cash flow hedges reclassified from Accumulated other comprehensive income (loss) is recorded in Costs applicable to sales. The gain for the effective portion of treasury rate lock cash flow hedges reclassified from Accumulated other comprehensive income (loss) is recorded in Interest expense, net. The loss for the effective portion of the copper collar contracts reclassified from Accumulated other comprehensive income (loss) is recorded in Sales — copper, net.

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The amount to be reclassified from Accumulated other comprehensive income (loss), net of tax to income for derivative instruments during the next 12 months is a gain of approximately $62.

	Interest Rate Swap Contracts			8 5/8% Senior Notes (Hedged Portion)
	2009	2008	2007	2009	2008	2007

Fair value hedging relationships:
For the year ended December 31,
Gain (loss) recognized in income (effective portion)(1)	4	2	—	(1)	(2)	(1)
Gain (loss) recognized in income (ineffective portion(2)	(3)	4	3	(3)	6	1

(1)	The gain (loss) recognized for the effective portion of fair value hedges and the underlying hedged debt is included in Interest expense, net.

(2)	The ineffective portion recognized for fair value hedges and the underlying hedged debt is included in Other income, net.

Provisional Copper and Gold Sales

LME copper prices averaged $2.34 per pound during 2009, compared with the Company’s recorded average provisional price of $2.53 per pound before mark-to-market gains and treatment and refining charges. The applicable forward copper price at the end of the year was $3.34 per pound. During 2009, increasing copper prices resulted in a provisional pricing mark-to-market gain of $173 ($0.33 per pound). At December 31, 2009, the Company had copper sales of 160 million pounds priced at an average of $3.34 per pound, subject to final pricing over the next several months.

The average London P.M. gold fix was $973 per ounce during 2009, compared with the Company’s recorded average provisional gold price of $977 per ounce before mark-to-market gains and treatment and refining charges. The applicable forward gold price at the end of the year was $1,094 per ounce. During 2009, changes in gold prices resulted in a provisional pricing mark-to-market gain of $15 ($2 per ounce). At December 31, 2009, the Company had gold sales of 85,000 ounces priced at an average of $1,094 per ounce, subject to final pricing over the next several months.

Price-capped Forward Sales Contracts

In June 2007, we paid $578 to settle all of the 1.85 million ounce price-capped forward sales contracts which were accounted for as normal sales contracts under accounting for derivative instruments. We reported a $531 pre-tax loss on the early settlement of the contracts, after a $47 reversal of previously recognized deferred revenue in 2007. See Note 3 to the Consolidated Financial Statements for additional details.

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 16	INVESTMENTS

	At December 31, 2009
	Cost/Equity	Unrealized		Fair/Equity
	Basis	Gain	Loss	Basis

Current:
Marketable Equity Securities:
Regis Resources	$5	$29	$—	$34
Other	10	12	—	22

	$15	$41	$—	$56

Long-term:
Marketable Debt Securities:
Asset backed commercial paper	$24	$—	$(6)	$18
Auction rate securities	7	—	(2)	5
Corporate	8	2	—	10

	39	2	(8)	33

Marketable Equity Securities:
Canadian Oil Sands Trust	292	584	—	876
Gabriel Resources Ltd.	74	136	—	210
Shore Gold Inc.	4	11	—	15
Other	11	7	—	18

	381	738	—	1,119

Other investments, at cost	6	—	—	6
Investment in Affiliates (Note 9):
AGR Matthey Joint Venture	20	—	—	20
La Zanja	8	—	—	8

	$454	$740	$(8)	$1,186

	At December 31, 2008
	Cost/Equity	Unrealized		Fair/Equity
	Basis	Gain	Loss	Basis

Current:
Marketable Equity Securities	$14	$1	$(3)	$12

Long-term:
Marketable Debt Securities:
Asset backed commercial paper	$25	$—	$(3)	$22
Auction rate securities	7	—	(2)	5

	32	—	(5)	27

Marketable Equity Securities:
Canadian Oil Sands Trust	251	283	—	534
Gabriel Resources Ltd.	64	—	—	64
Shore Gold Inc.	6	—	—	6
Other	8	—	(3)	5

	329	283	(3)	609

Other investments, at cost	7	—	—	7
Investment in Affiliates (Note 9):
AGR Matthey Joint Venture	12	—	—	12

	$380	$283	$(8)	$655

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During 2009, the Company purchased marketable equity securities of Regis Resources for $5. During 2008, the Company purchased marketable equity securities of Gabriel Resources for $11 and other marketable equity securities for $6.

Included in Investments at December 31, 2009, are $10 and $5 of long-term marketable debt securities and long-term marketable equity securities, respectively, that are legally pledged for purposes of settling asset retirement obligations related to the San Jose Reservoir at Yanacocha.

During 2009, the Company recognized impairments for other-than-temporary declines in value of $2 for Shore Gold Inc. and $4 for other marketable equity securities. During 2008, the Company recognized impairments for other-than- temporary declines in value of $67 for Shore Gold Inc., $23 for Gabriel Resources Ltd. and $24 for other marketable equity securities.

The following tables present the gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by length of time that the individual securities have been in a continuous unrealized loss position:

	Less Than 12 Months		12 Months or Greater		Total
		Unrealized		Unrealized		Unrealized
At December 31, 2009	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

Asset backed commercial paper	$—	$—	$18	$6	$18	$6
Auction rate securities	—	—	5	2	5	2

	$—	$—	$23	$8	$23	$8

	Less Than 12 Months		12 Months or Greater		Total
		Unrealized		Unrealized		Unrealized
At December 31, 2008	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

Marketable equity securities	$6	$6	$—	$—	$6	$6
Asset backed commercial paper	22	3	—	—	22	3
Auction rate securities	—	—	5	2	5	2

	$28	$9	$5	$2	$33	$11

The unrealized loss of $8 and $11 in 2009 and 2008, respectively, relate to the Company’s investments in marketable equity securities, auction rate securities and asset backed commercial paper as listed in the December 31, 2009 and 2008 tables above. While the fair values of these investments are below their respective cost, the Company views these declines as temporary. Generally the Company’s policy is to treat a decline in a marketable equity security’s quoted market value that has lasted continuously for more than six months as an other-than-temporary decline in value. The Company intends to hold its investment in auction rate securities and asset backed commercial paper until maturity or such time that the market recovers and therefore considers these losses temporary.

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 17	INVENTORIES

	At December 31,
	2009	2008

In-process	$80	$53
Concentrate	10	54
Precious metals	9	20
Materials, supplies and other	394	380

	$493	$507

The Company recorded aggregate write-downs of $9, $5 and $3 for 2009, 2008 and 2007, respectively, to reduce the carrying value of inventories to net realizable value. Write-downs in 2009 and 2008 were related to Nevada and Batu Hijau. Write-downs in 2007 were related to Kalgoorlie, Waihi and Jundee in Asia Pacific. Inventory write-downs are classified as components of Costs applicable to sales.

NOTE 18	STOCKPILES AND ORE ON LEACH PADS

	At December 31,
	2009	2008

Current:
Stockpiles	$206	$117
Ore on leach pads	197	173

	$403	$290

Long-term:
Stockpiles	$1,181	$873
Ore on leach pads	321	263

	$1,502	$1,136

At December 31, 2009, stockpiles were primarily located at Batu Hijau ($834), Nevada ($269), Ahafo ($72), Boddington ($59) and Other Australia/New Zealand ($121) while leach pads were primarily located at Yanacocha ($337) and Nevada ($176). The Company recorded aggregate write-downs of $nil, $2 and $14 for 2009, 2008 and 2007, respectively, to reduce the carrying value of stockpiles and leach pads to net realizable value. Write-downs in 2008 were related to Jundee in Asia Pacific. Write-downs in 2007 were primarily related to Yanacocha in South America and Jundee and Waihi in Asia Pacific. Stockpile and ore on leach pads write-downs are classified as components of Costs applicable to sales.

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 19	OTHER ASSETS

	At December 31,
	2009	2008

Other current assets:
Refinery metal inventory and receivable	$671	$168
Derivative instruments (Note 15)	92	6
Other prepaid assets	64	43
Notes receivable	11	8
Prepaid income and mining taxes	6	187
Other	56	43

	$900	$455

Other long-term assets:
Goodwill	$188	$188
Restricted cash	70	33
Derivative instruments (Note 15)	59	8
Debt issuance costs	50	29
Prepaid royalties	34	19
Other intangible assets	29	6
Other receivables	16	17
Corporate-owned life insurance	13	26
Prepaid maintenance costs	10	13
PTPI loan receivable	—	21
Other	13	35

	$482	$395

NOTE 20	PROPERTY, PLANT AND MINE DEVELOPMENT

	Depreciable	At December 31, 2009			At December 31, 2008
	Life		Accumulated	Net Book		Accumulated	Net Book
	(In years)	Cost	Amortization	Value	Cost	Amortization	Value

Land	—	$111	$—	$111	$101	$—	$101
Facilities and equipment	1 - 27	12,099	(4,816)	7,283	9,044	(4,297)	4,747
Mine development	1 - 27	2,696	(1,181)	1,515	2,054	(923)	1,131
Mineral interests	1 - 27	3,380	(608)	2,772	2,765	(561)	2,204
Asset retirement cost	1 - 27	462	(210)	252	374	(181)	193
Construction-in-progress	—	437	—	437	1,752	—	1,752

		$19,185	$(6,815)	$12,370	$16,090	$(5,962)	$10,128

Leased assets included above in facilities and equipment	2 - 25	$421	$(275)	$146	$421	$(264)	$157

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

		At December 31, 2009			At December 31, 2008
	Amortization	Gross			Gross
	Period	Carrying	Accumulated	Net Book	Carrying	Accumulated	Net Book
Mineral Interests	(in years)	Value	Amortization	Value	Value	Amortization	Value

Production stage	1 - 27	$1,207	$(601)	$606	$802	$(554)	$248
Development stage	—	155	—	155	372	—	372
Exploration stage	1 - 27	2,018	(7)	2,011	1,591	(7)	1,584

		$3,380	$(608)	$2,772	$2,765	$(561)	$2,204

Construction-in-progress for 2009 of $437 included $168 at Africa primarily related to the Akyem project, the development of the Amoma pit at Ahafo and other infrastructure in Ahafo, $103 at Asia Pacific primarily related to Boddington and infrastructure at Tanami, $85 at South America primarily related to project infrastructure, a water treatment plant and a tailings pipeline and $65 at North America primarily related to tailings dam expansion at Twin Creeks and an underground truck shop and equipment purchases at Carlin.

Construction-in-progress for 2008 of $1,752 included $1,334 at Asia Pacific primarily related to the Boddington project, $139 at Africa primarily related to the Akyem project, the development of the Amoma pit at Ahafo and other infrastructure in Ahafo, $133 at North America primarily related to tailings dam expansions at Carlin and Twin Creeks and a truck shop at Carlin and $132 at South America primarily related to project infrastructure, a water treatment plant and leach pad expansions.

Write-down of property, plant and mine development totaled $7, $137 and $10 for 2009, 2008 and 2007, respectively. The 2009 write-down primarily related to assets in Asia Pacific and South America. The 2008 write-down primarily related to mineral interests and other assets in North America and Asia Pacific. In North America, the Fort a la Corne JV assets were impaired based on 2008 geologic results and potential project economics leading to a decision by Newmont to cease funding its share of project development costs. The 2007 write-down primarily related to assets in Asia Pacific.

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 21	DEBT

	At December 31,
	2009		2008
	Current	Non-Current	Current	Non-Current

Sale-leaseback of refractory ore treatment plant	$24	$164	$24	$188
8 5/8% senior notes, net of discount (due 2011)	—	218	—	214
Corporate revolving credit facility (due 2012)	—	—	—	757
2012 convertible senior notes, net of discount	—	463	—	—
2014 convertible senior notes, net of discount	—	468	—	448
2017 convertible senior notes, net of discount	—	417	—	401
5 1/8% senior notes, net of discount (due 2019)	—	896	—	—
5 7/8% senior notes, net of discount (due 2035)	—	597	—	597
6 1/4% senior notes, net of discount (due 2039)	—	1,087	—	—
PTNNT project financing facility	87	133	87	219
PTNNT shareholder loans	—	—	18	—
Yanacocha credit facility	14	48	14	62
Yanacocha senior notes	8	92	—	100
Ahafo project facility	10	65	9	66
Other project financings and capital leases	14	4	13	20

	$157	$4,652	$165	$3,072

Scheduled minimum debt repayments are $157 in 2010, $334 in 2011, $608 in 2012, $116 in 2013; $535 in 2014 and $3,059 thereafter.

Sale-Leaseback of Refractory Ore Treatment Plant

In September 1994, the Company entered into a sale and leaseback agreement for its refractory ore treatment plant located in Carlin, Nevada. The lease term is 21 years and aggregate future minimum lease payments, which include interest, were $226 and $263 at December 31, 2009 and 2008, respectively. Future minimum lease payments are $36 in 2010, $39 in 2011, $70 in 2012, $36 in 2013, $36 in 2014 and $9 thereafter. The lease includes purchase options during and at the end of the lease at predetermined prices. The interest rate on this sale-leaseback transaction is 6.36%. In connection with this transaction, the Company entered into certain interest rate hedging contracts that were settled for a gain of $11, which is recognized as a reduction of interest expense over the term of the lease. Including this gain, the effective interest rate on the borrowing is 6.15%. The related asset is specialized, therefore it is not practicable to estimate the fair value of this debt.

8 5/8% Senior Notes

Newmont has outstanding uncollateralized senior notes with a principal amount of $223 due May 2011 bearing an annual interest rate of 8.63%. Interest is paid semi-annually in May and November and the senior notes are redeemable prior to maturity under certain conditions. Newmont has contracts to hedge the interest rate risk exposure on $222 of these senior notes. The Company receives fixed-rate interest payments at 8.63% and pays floating-rate interest based on periodic London Interbank Offered Rate (“LIBOR”) settings plus a spread, ranging from 2.60% to 7.63% (see Note 15). Using prevailing interest rates on similar instruments, the estimated fair value of these senior notes was $242 and $225 at December 31, 2009, and 2008, respectively. The foregoing fair

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

value estimate was prepared with the assistance of an independent third party and may or may not reflect the actual trading value of this debt.

Corporate Revolving Credit Facility

The Company has an uncollateralized $2,000 revolving credit facility with a syndicate of commercial banks, which matures in April 2012. The facility contains a letter of credit sub-facility. Interest rates and facility fees vary based on the credit ratings of the Company’s senior, uncollateralized, long-term debt. Borrowings under the facilities bear interest at an annual interest rate of LIBOR plus a margin of 0.28% or the lead bank’s prime interest rate. The margin adjusts as the Company’s credit rating changes. Facility fees accrue at an annual rate of 0.07% of the aggregate commitments. The Company also pays a utilization fee of 0.05% on the amount of revolving credit loans and letters of credit outstanding under the facility for each day on which the sum of such loans and letters of credit exceed 50% of the commitments under the facility. At December 31, 2009 and 2008, the facility fees were 0.07% of the commitment. There was $452 and $519 outstanding under the letter of credit sub-facility at December 31, 2009 and 2008, respectively. At December 31, 2009, $nil was borrowed under the facility.

2012 Convertible Senior Notes

In February 2009, the Company issued $518 of convertible senior notes maturing on February 15, 2012 for net proceeds of $504. The notes pay interest semi-annually at a rate of 3.0% per annum and the effective interest rate is 8.5%. The notes are convertible, at the holder’s option, equivalent to a conversion price of $46.25 per share of common stock. Upon conversion, the principle amount and all accrued interest will be repaid in cash and any conversion premium will be settled in shares of our common stock or, at our election, cash or any combination of cash and shares of our common stock. When the conversion premium becomes dilutive to the Company’s earnings per share (Newmont’s share price exceeds $46.25) the shares will be included in the computation of diluted income per common share. The Company is not entitled to redeem the notes prior to their stated maturity dates. Using prevailing interest rates on similar instruments, the estimated fair value of these senior notes was $580 at December 31, 2009. The foregoing fair value estimates were prepared with the assistance of an independent third party and may or may not reflect the actual trading value of this debt.

2014 and 2017 Convertible Senior Notes

In July 2007, the Company issued $1,150 convertible senior notes due in 2014 and 2017, each with a principal amount of $575 for net proceeds of $1,126. The 2014 Notes, maturing on July 15, 2014, pay interest semi-annually at a rate of 1.25% per annum, and the 2017 Notes, maturing on July 15, 2017, pay interest semi-annually at a rate of 1.63% per annum. The effective interest rates are 6.0% and 6.25% for the 2014 and 2017 notes, respectively. The Notes are convertible, at the holder’s option, at a conversion price of $46.21 per share of common stock. Upon conversion, the principle amount and all accrued interest will be repaid in cash and any conversion premium will be settled in shares of our common stock or, at our election, cash or any combination of cash and shares of our common stock. In connection with the convertible senior notes offering, the Company entered into convertible note hedge transactions and warrant transactions (“Call Spread Transactions”). The Call Spread Transactions included the purchase of call options and the sale of warrants. As a result of the Call Spread Transactions, the conversion price of $46.21 was effectively increased to $60.27. When the conversion premium and call spread transactions become dilutive to the Company’s earnings per share (Newmont’s share price exceeds $46.21 and $60.27, respectively) the underlying shares will be included in the computation of diluted income per common share. The Company is not

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

entitled to redeem the notes prior to their stated maturity dates. Using prevailing interest rates on similar instruments, the estimated fair value of the 2014 and 2017 senior notes was $584 and $517, respectively, at December 31, 2009. The foregoing fair value estimates were prepared with the assistance of an independent third party and may or may not reflect the actual trading value of this debt.

2019 and 2039 Senior Notes

In September 2009, the Company completed a two part public offering of $900 and $1,100 senior notes maturing on October 1, 2019 and October 1, 2039, respectively. Net proceeds from the 2019 and 2039 notes were $895 and $1,080, respectively. The 2019 notes pay interest semi-annually at a rate of 5.13% per annum and the 2039 notes pay semi-annual interest of 6.25% per annum. Using prevailing interest rates on similar instruments, the estimated fair value of the 2019 and 2039 senior notes was $901 and $1,080, respectively, at December 31, 2009. The foregoing fair value estimates were prepared with the assistance of an independent third party and may or may not reflect the actual trading value of this debt.

5 7/8% Senior Notes

In March 2005, Newmont issued uncollateralized senior notes with a principal amount of $600 due April 2035 bearing an annual interest rate of 5 7/8%. Interest on the notes is paid semi-annually in April and October. Using prevailing interest rates on similar instruments, the estimated fair value of these senior notes was $566 and $449 at December 31, 2009 and 2008, respectively. The foregoing fair value estimate was prepared with the assistance of an independent third party and may or may not reflect the actual trading value of this debt.

Project Financings

PTNNT Project Financing Facility

PTNNT has a project financing facility with a syndicate of banks. The scheduled repayments of this debt are semi-annual installments of $43 through November 2010 and $22 from May 2011 through November 2013. Amounts outstanding under the project financing were $220 and $306 at December 31, 2009 and 2008.

The Company provided letters of credit to the Senior Lenders to secure 56.25% of the PTNNT project financing facility and substantially all of PTNNT’s assets are pledged as collateral. The carrying value of the property, plant and mine development was $1,275 and $1,359 at December 31, 2009 and 2008, respectively. Under the terms of the project financing facility, PTNNT maintains an escrow account for the next interest and principal installment due. Such amounts totaled $47 and $nil at December 31, 2009 and 2008, respectively, and was included in other long-term assets.

The interest rate is based on blended fixed and floating rates. At market rates on December 31, 2009, the weighted average interest rate for the floating rate portion approximated LIBOR plus 1.2%. The fixed rate portion had an interest rate of 7.7%. The total weighted average interest rates including the fixed and floating rate portions were 4.2%, 5.6% and 6.9% during 2009, 2008 and 2007, respectively, and the interest rates were 2.9% and 4.9% at December 31, 2009 and 2008, respectively. The fair market value cannot be practicably determined due to the lack of available market information for this type of debt.

Through mid-October 2009, the Company provided a joint and several guarantee for the payment of principal and interest amounts associated with the PTNNT project financing facility, which was non-recourse to Newmont at December 31, 2008. On October 21, 2009, the Company provided letters of

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

credit to the Senior Lenders to secure 56.25% of the PTNNT project financing facility, and as a result, the Company no longer provides a separate corporate guarantee in support of the financing.

PTNNT Shareholder Loans

PTNNT has shareholder subordinated loan agreements (“Shareholder Loans”) with Newmont Indonesia Limited (“NIL”), a wholly-owned subsidiary of Newmont, and Nusa Tenggara Mining Corporation (“NTMC”), an affiliate of Sumitomo Corporation, with substantially the same terms for each shareholder. The loan principal and interest was fully paid on November 23, 2009. Accordingly, total principal outstanding under these Shareholder Loans was $nil and $41 at December 31, 2009 and 2008, respectively. Payments of $72 and $nil were made to NTMC during 2009 and 2008, respectively. Borrowings under the Shareholder Loans were guaranteed by Nusa Tenggara Partnership (“NTP”) and payable on demand, subject to the Senior Debt subordination terms. The 2008 Shareholder Loans are based on the six-month London Interbank Offering Rate (“LIBOR”) plus 8% for principal and LIBOR rate plus 9% for any unpaid accrued interest. The weighted average interest rates were 9.4%, 10.6% and 8.4% during 2009, 2008 and 2007, respectively, and the interest rates were 9.2% and 10.6% at December 31, 2009 and 2008, respectively.

Newmont and NTMC provided a contingent support line of credit to PTNNT. Funding of $124 and $41 provided in 2009 and 2008, respectively, was under this contingent agreement. In November 2009, the loan principal and interest were fully paid and Newmont is no longer committed to provide this contingent support. Finally, subject to certain conditions, there is additional contingent support from NTP of $20 (Newmont’s pro-rata share is $11) in respect of Senior Debt obligations payable during 2009 and 2010, resulting from any debt service shortfall, if applicable.

Yanacocha

Credit Facility.  During 2006, Yanacocha entered into an uncollateralized $100 bank financing with a syndicate of Peruvian commercial banks. Quarterly repayments commenced in May 2007 with final maturity May 2014. Payments of $14 and $14 were made in 2009 and 2008, respectively. Borrowings under the facility bear interest at a rate of LIBOR plus 1.88%. The loan is uncollateralized and non-recourse to Newmont. The estimated fair value of this credit facility approximates the carrying value at December 31, 2009.

Senior Notes.  During 2006, Yanacocha issued $100 of senior notes into the Peruvian capital markets under a $200 senior note program. The issuance is comprised of $42 of floating interest rate senior notes bearing interest at a rate of LIBOR plus 1.44% and $58 of fixed rate senior notes bearing an annual interest of 7.0%. Quarterly repayments commence in July 2010 for six years. The senior notes are uncollateralized and are non-recourse to Newmont. The estimated fair value of these senior notes approximates the carrying value at December 31, 2009.

$24 from Banco de Credito del Peru Leasing.  During 2007, Yanacocha acquired nine haul trucks through a capital lease agreement with Banco de Credito del Peru. Monthly repayments began in January 2008 and continue for three years. The lease bears interest at an annual fixed rate of 6.10%.

$16 from Bank of Nova Scotia Leasing.  During 2007, Yanacocha signed a $16 capital lease agreement with the Scotia Bank to acquire six haul trucks. At December 2009 and 2008, as per the lease agreement, Yanacocha was committed to the bank for $16. Monthly repayments began in February 2008 and continue for three years. The lease bears interest at an annual fixed rate of 6.00%.

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

Debt Covenants

The Company’s senior notes and sale-leaseback of the refractory ore treatment plant debt facilities contain various covenants and default provisions including payment defaults, limitation on liens, limitation on sales and leaseback agreements and merger restrictions.

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

At December 31, 2009, the Company and its related entities were in compliance with all debt covenants and provisions related to potential defaults.

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 22	EMPLOYEE-RELATED BENEFITS

	At December 31,
	2009	2008

Current:
Accrued payroll and withholding taxes	$152	$86
Peruvian workers’ participation	59	35
Employee pension benefits	4	5
Other post-retirement plans	4	4
Accrued severance	3	1
Other employee-related payables	28	39

	$250	$170

	At December 31,
	2009	2008

Long-term:
Employee pension benefits	$204	$235
Other post-retirement benefit plans	91	85
Accrued severance	57	39
Peruvian workers’ participation	17	10
Other employee-related payables	12	10

	$381	$379

Pension Plans

The Company’s pension plans include: (1) two qualified non-contributory defined benefit plans (for salaried employees and substantially all domestic hourly union employees); (2) one non-qualified plan (for salaried employees whose benefits under the qualified plan are limited by federal legislation); (3) two qualified plans for salaried and hourly Canadian employees; (4) one non-qualified plan for employees of PTNNT; (5) an international plan for select employees who are not eligible to participate in the U.S.-based plans because of citizenship; (6) one non-qualified plan for certain members of the board of directors; (7) one non-qualified plan for former employees under terminated plans; and (8) two qualified plans for salaried and hourly employees of the former Miramar operations, acquired in December 2007. The vesting period for plans identified in (1) and (2) is five years of service. These plans’ benefit formulas are based on an employee’s years of credited service and either (i) such employee’s highest consecutive five years average pay (salaried plan/final average pay formula) (ii) such employees annual salary (salaried plan/stable value formula) or (iii) a flat dollar amount adjusted by a service-weighted multiplier (hourly plan). The Canadian plan provides for full vesting of benefits upon remittance and the benefit formula is based on a percentage of annual pay. The PTNNT plan is based on Indonesian Labor Law and provides for benefits to employees at age 55 or if employment is terminated at mine closing. The benefits formula under the Indonesian Labor Law is based on an employee’s current salary and years of service prior to retirement or termination of employment at mine closing. The international retirement plan’s basic and savings accounts have a graded vesting schedule and are fully vested after four years of service. The international retirement plan’s supplemental account is vested after attaining age 55 with 10 years of service or attaining age 62. The plan’s benefit formula is based on a percentage of compensation as defined in the plan document. The Company amended the international retirement plan in 2009 such that only individuals

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

who were in the plan at December 31, 2009 are eligible for benefits and no additional contributions or credits will be made to any participant in the plan. Participants may elect to receive a distribution of the vested value in the participant’s account either at retirement or as an in-service distribution. The Company recorded an insignificant decrease to Other income, net as a result of the plan curtailment. The former Miramar operation’s plans will continue for current retired members and no additional employees will become eligible for benefits under these plans.

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

Defined medical benefits cover most of the reasonable and customary charges for hospital, surgical, diagnostic and physician services and prescription drugs. Life insurance benefits are based on a percentage of final base annual salary and decline over time after retirement commences. The majority of the costs of these medical and life insurance benefits are paid by the Company. In 2003, the Company began a strategy to more equitably share costs with retirees and at December 31, 2009, 75% of retiree medical coverage cost is paid by the Company. Qualified retirees that became eligible after January 1, 2003 are required to contribute additional amounts to the medical coverage.

Under the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”), beginning in 2006, the Act provides a prescription drug benefit under Medicare Part D, as well as a federal subsidy to plan sponsors of retiree healthcare plans that provide a prescription drug benefit to their participants that is at least actuarially equivalent to the benefit that is available under Medicare. The Company sponsors retiree health care plans that provide prescription drug benefits to eligible retirees that our plan actuaries have determined are actuarially equivalent to Medicare Part D. The effect of the Act was to decrease post-retirement projected accumulated benefit obligation by $7 and $8 at December 31, 2009 and 2008, respectively.

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables provide a reconciliation of changes in the plans’ benefit obligations and assets’ fair values for 2009 and 2008:

	Pension Benefits		Other Benefits
	2009	2008	2009	2008

Change in Benefit Obligation:
Benefit obligation at beginning of year	$518	$447	$89	$68
Service cost-benefits earned during the year	18	15	2	2
Interest cost	32	29	5	5
Actuarial loss	29	74	1	17
Foreign currency exchange loss (gain)	5	(8)	1	—
Settlement payments	(1)	(21)	—	—
Benefits paid	(21)	(18)	(3)	(3)

Projected benefit obligation at end of year	$580	$518	N/A	N/A

Accumulated Benefit Obligation	$465	$421	$95	$89

Change in Fair Value of Assets:
Fair value of assets at beginning of year	$278	$341	$—	$—
Actual return on plan assets	61	(94)	—	—
Employer contributions	55	73	3	3
Foreign currency exchange loss	—	(3)	—	—
Settlement payments	(1)	(21)	—	—
Benefits paid	(21)	(18)	(3)	(3)

Fair value of assets at end of year	$372	$278	$—	$—

The Company’s qualified pension plans are funded with cash contributions in compliance with Internal Revenue Service (“IRS”) rules and regulations. The Company’s non-qualified and other benefit plans are currently not funded, but exist as general corporate obligations. The information contained in the above tables indicates the combined funded status of qualified and non-qualified plans, in accordance with accounting pronouncements. Assumptions used for IRS purposes differ from those used for accounting purposes. The funded status shown above compares the projected benefit obligation (“PBO”) of all plans, which is an actuarial present value of obligations that takes into account assumptions as to future compensation levels of plan participants, to the fair value of the assets held in trust for the qualified plans. Accumulated benefit obligation (“ABO”), which is an actuarial present value of benefits (whether vested or nonvested) attributed to employees based on employee service and compensation prior to the end of the period presented, is also shown above. The Company is currently planning to contribute at least $60 to its retirement benefit programs in 2010.

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following is the funding status of the plans’ deficit of benefit obligation at December 31:

	2009			2008
		Market Value of	Funded		Market Value of	Funded
	PBO	Plan Assets	Status	PBO	Plan Assets	Status

Qualified plan — salaried employees	$436	$314	$(122)	$395	$232	$(163)
Non-qualified plan — salaried employees	37	—	(37)	30	—	(30)
Qualified plan — hourly employees	47	46	(1)	44	36	(8)
Non-qualified plan — Indonesian employees	30	—	(30)	19	—	(19)
Other plans	30	12	(18)	30	10	(20)

	$580	$372	$(208)	$518	$278	$(240)

The following table provides the net amounts recognized in the consolidated balance sheets at December 31:

	Pension Benefits		Other Benefits
	2009	2008	2009	2008

Accrued employee benefit liability	$208	$240	$95	$89

Accumulated other comprehensive income (loss):
Net actuarial loss (gain)	$240	$261	$(8)	$(9)
Prior service cost (credit)	7	9	(5)	(6)

	247	270	(13)	(15)
Less: Income taxes	(86)	(94)	4	5

	$161	$176	$(9)	$(10)

The following table provides the components of the net periodic pension and other benefit costs for the years ended December 31:

	Pension Benefit Costs			Other Benefit Costs
	2009	2008	2007	2009	2008	2007

Service cost	$18	$15	$18	$2	$2	$3
Interest cost	32	29	27	5	5	5
Expected return on plan assets	(29)	(28)	(22)	—	—	—
Amortization of loss (gain)	15	3	6	—	(2)	—
Amortization of prior service cost (credit)	1	1	1	(1)	(1)	(1)
Settlements	—	13	17	—	—	—

	$37	$33	$47	$6	$4	$7

Prior service costs (credits) are amortized on a straight-line basis over the average remaining service period of active participants. Gains and losses in excess of 10% of the greater of the benefit obligation or the market-related value of assets are amortized over the average remaining service

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

period of active participants. The following table provides the components recognized in Other comprehensive income (loss) for the years ended December 31:

	Pension			Other
	Benefits			Benefits
	2009	2008	2007	2009	2008	2007

Net (gain) loss	$(7)	$196	$(9)	$1	$17	$(19)
Amortization of net (loss) gain	(15)	(16)	(23)	—	2	—
Amortization of prior service (cost) credit	(1)	(1)	(1)	1	1	1

Total recognized in Other comprehensive (income) loss	$(23)	$179	$(33)	$2	$20	$(18)

Total recognized in net periodic benefit cost and Other comprehensive loss (income)	$14	$212	$14	$7	$24	$(11)

The following table provides the components of the expected recognition in 2010 of amounts in Accumulated other comprehensive income (loss):

	Pension Benefits	Other Benefits

Net actuarial loss	$18	$—
Prior service cost (credit)	1	(1)

	$19	$(1)

Significant assumptions were as follows:

	Pension Benefits		Other Benefits
	At December 31,		At December 31,
	2009	2008	2009	2008

Weighted-average assumptions used in measuring the Company’s benefit obligation:
Discount rate	6.10%	6.05%	6.10%	6.05%
Rate of compensation increase	5.0%	5.0%	5.0%	5.0%

	Pension Benefits			Other Benefits
	Years Ended December 31,			Years Ended December 31,
	2009	2008	2007	2009	2008	2007

Weighted-average assumptions used in measuring the net periodic pension benefit cost:
Discount long-term rate	6.05%	6.8%	5.9%	6.05%	6.8%	5.9%
Expected return on plan assets	8.0%	8.0%	8.0%	N/A	N/A	N/A
Rate of compensation increase	5.0%	5.0%	4.0%	5.0%	5.0%	4.0%

Yield curves matching our benefit obligations were derived using a cash flow analysis under the Citigroup above median pension discount curve. The Citigroup above median pension discount curve shows the relationship between interest rates and duration for hypothetical zero coupon investments. Under this approach, Treasury par curve data is used to set the shape of the yield curve and calculate the AA corporate spot yield at each maturity. The resulting curve was used to identify a discount rate for the Company of 6.10% and 6.05% in 2009 and 2008, respectively, based on the timing of future benefit payments. The decision to use 8% as the expected long-term return on plan assets was made

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

based on an analysis of the actual plan asset returns over multiple time horizons and review of assumptions used by other U.S. corporations with defined benefit plans of similar size and investment strategy and is reviewed periodically by the audit committee. The average actual return on plan assets during the 21 years ended December 31, 2009 approximated 8%.

The pension plans employ several independent investment firms which invest the assets of the plan in certain approved funds that correspond to specific asset classes with associated target allocations. Depending upon actual sector performance, the assets in the plan are periodically rebalanced to match the established target levels for the asset classes. The goal of the pension fund investment program is to achieve prudent actuarial funding ratios while maintaining acceptable risk levels. The investment performance of the plan and that of the individual investment firms is measured against recognized market indices. This performance is monitored by an investment committee comprised of members of the Company’s management, which is advised by an independent investment consultant. The performance of the plan is reviewed at least annually with the Audit Committee of the Company’s board of directors. With the exception of global capital market economic risks, the Company has identified no significant portfolio risks associated to asset classes. The following is a summary of the target asset allocations for 2009 and the actual asset allocation at December 31, 2009.

		Actual at
		December 31,
Asset Allocation	Target	2009

U.S. equity investments	35%	37%
International equity investments	30%	24%
Fixed income investments	30%	33%
Cash equivalents	5%	6%

The following table sets forth the Company’s pension plan assets measured at fair value by level within the fair value hierarchy. As required by accounting guidance, assets are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Fair Value at December 31, 2009
					Fair Value at
					December 31,
	Level 1	Level 2	Level 3	Total	2008

Plan Assets:
Cash and cash equivalents	$21	$—	$—	$21	$25
Commingled funds	—	351	—	351	253

	$21	$351	$—	$372	$278

The Company’s cash and cash equivalents are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices. The cash equivalent instruments that are valued based on quoted market prices in active markets are primarily money market securities and U.S. Treasury securities.

The Company’s commingled fund investments are classified within Level 2. The funds are managed by several fund managers and are valued at the net asset value per share for each fund. Although the majority of underlying assets in the funds consist of actively traded equity securities and bonds, the unit of account is considered to be at the fund level, and therefore, the investments are classified as Level 2. At December 31, 2009, the underlying assets of the commingled funds consist of U.S. equity investments (40%), international equity investments (25%) and fixed income investments (35%).

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The assumed health care cost trend rate to measure the expected cost of benefits was 8.5% for 2010, 7.8% for 2011, 7.1% for 2012, 6.4% for 2013, 5.7% for 2014, 5.0% for 2015 and each year thereafter. Assumed health care cost trend rates have a significant effect on amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	One-Percentage-	One-Percentage-
	Point	Point
	Increase	Decrease

Effect on total of service and interest cost components of net periodic post-retirement health care benefit cost	$1	$(1)
Effect on the health care component of the accumulated post-retirement benefit obligation	$14	$(12)

Cash Flows

Benefit payments expected to be paid to plan participants are as follows:

	Pension	Other Benefit
	Benefits	Plans

2010	$25	$4
2011	30	4
2012	23	4
2013	25	5
2014	28	5
2015 through 2019	200	31

	$331	$53

Savings Plans

The Company has two qualified defined contribution savings plans, one that covers salaried and non-union hourly employees and one that covers substantially all hourly union employees. In addition, the Company has one non-qualified supplemental savings plan for salaried employees whose benefits under the qualified plan are limited by federal regulations. When an employee meets eligibility requirements, the Company matches 100% of employee contributions of up to 6% of base salary for the salaried and hourly plans. Effective March 2008, the Company makes a contribution between 5.0% and 7.5% (based on continuous years of service) to each non-union employee’s retirement contribution account at its sole discretion. Matching contributions are made with Newmont stock; however, no holding restrictions are placed on such contributions, which totaled $15 in 2009, $14 in 2008 and $13 in 2007.

NOTE 23	STOCK BASED COMPENSATION

The Company has stock incentive plans for executives and eligible employees. Stock incentive awards include options to purchase shares of stock with exercise prices not less than fair market value of the underlying stock at the date of grant and restricted stock units. At December 31, 2009, 12,078,606 shares were available for future stock incentive plan awards. The Company also maintains prior stock incentive plans, but no longer grants awards under these plans.

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Employee Stock Options

Stock options granted under the Company’s stock incentive plans vest over periods of three years or more and are exercisable over a period of time not to exceed 10 years from the grant date. The value of each option award is estimated at the grant date using the Black-Scholes option-pricing model. The Black-Scholes option-pricing model requires the input of subjective assumptions, including the expected term of the option award and stock price volatility. The expected term of options granted is derived from historical data on employee exercise and post-vesting employment termination experience. Expected volatility is based on the historical volatility of our stock at the grant date. These estimates involve inherent uncertainties and the application of management’s judgment. In addition, we are required to estimate the expected forfeiture rate and only recognize expense for those options expected to vest. As a result, if other assumptions had been used, our recorded stock based compensation expense would have been different from that reported. The Black-Scholes option-pricing model used the following assumptions:

	2009	2008	2007	2006	2005

Weighted-average risk-free interest rate	2.0%	3.1%	4.6%	4.9%	4.2%
Dividend yield	1.0%	1.0%	1.0%	0.7%	1.0%
Expected life in years	5	5	5	5	4
Volatility	36%	30%	32%	34%	38%

The following table summarizes annual activity for all stock options for each of the three years ended December 31:

	2009		2008		2007
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
	Number of	Exercise	Number of	Exercise	Number of	Exercise
	Shares	Price	Shares	Price	Shares	Price

Outstanding at beginning of year	6,463,004	$42.17	6,234,814	$41.09	7,503,608	$39.08
Granted	1,157,825	$39.99	1,416,963	$40.77	1,066,500	$42.06
Exercised	(1,204,836)	$36.24	(931,741)	$30.88	(1,706,303)	$29.93
Forfeited and expired	(273,920)	$50.20	(257,032)	$49.17	(628,991)	$46.30

Outstanding at end of year	6,142,073	$42.65	6,463,004	$42.17	6,234,814	$41.09

Options exercisable at year-end	3,880,866	$44.39	4,464,475	$42.01	4,687,127	$39.15
Weighted-average fair value of options granted during the year	$12.88		$11.96		$13.36

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes information about stock options outstanding and exercisable at December 31, 2009:

	Options Outstanding		Options Exercisable
		Weighted-
		Average
		Remaining	Weighted-		Weighted-
		Contractual	Average		Average
	Number	Life	Exercise	Number	Exercise
Range of Exercise Prices	Outstanding	(in years)	Price	Exercisable	Price

$0 to $20	12,150	0.9	$13.22	12,150	$13.22
$20 to $30	862,777	4.8	$26.77	562,777	$26.70
$30 to $40	1,422,897	8.5	$39.56	300,869	$38.08
$40 to $50	3,028,749	6.4	$44.69	2,189,570	$45.01
$50+	815,500	6.3	$57.71	815,500	$57.71

	6,142,073	6.6	$42.65	3,880,866	$44.39

At December 31, 2009 there was $19 of unrecognized compensation cost related to 2,261,207 unvested stock options. This cost is expected to be recognized over a weighted-average period of approximately 2.1 years. The total intrinsic value of options exercised in 2009, 2008 and 2007 was $16, $15 and $31, respectively. At December 31, 2009 the aggregate intrinsic value of outstanding stock options was $38 and the aggregate intrinsic value of exercisable options was $21 at December 31, 2009.

The following stock options vested in each of the three years ended December 31:

	2009	2008	2007

Stock options vested	795,566	835,982	1,484,732
Weighted-average exercise price	$46.86	$47.21	$47.05

Other Stock Based Compensation

The Company grants restricted stock units to executives and eligible employees upon achievement of certain financial and operating results. Restricted stock units vest over periods of three years or more. Prior to vesting, holders of restricted stock units do not have the right to vote the underlying shares; however, executives accrue dividend equivalents on their restricted stock units, which are paid at the time the restricted stock units vest. The restricted stock units are subject to forfeiture risk and other restrictions. Upon vesting, the employee is entitled to receive one share of the Company’s common stock for each restricted stock unit. In 2009, 2008 and 2007 the Company granted 450,195, 16,360 and 20,212 restricted stock units, respectively, at a weighted-average fair market value of $42, $39 and $45, respectively, per underlying share of the Company’s common stock. The increase in restricted stock units granted during 2009 compared to previous years is due to the restructuring of other stock based compensation programs discussed below. At December 31, 2009, 420,383, 7,527 and nil shares remain unvested for the 2009, 2008 and 2007 grants, respectively.

Beginning in 2009, the Company grants financial performance stock bonuses to eligible executives upon achievement of certain financial and operating results, based on a targeted number of shares at the beginning of each performance period. At the end of the performance period, one third of the bonus is paid in common stock and two-thirds of the bonus is paid in restricted stock units that vest in equal annual increments at the second and third anniversaries of the start of the performance period. In 2009, the Company granted 40,078 common shares and 80,172 restricted stock units included in the restricted stock unit grants above at a fair market value of $43 per underlying share of the Company’s common stock under the financial performance stock bonus plan.

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Prior to 2009, the Company granted restricted stock awards to executives and deferred stock awards to eligible employees upon achievement of certain financial and operating results. Shares of restricted stock and deferred stock vest over periods of three years or more from the grant date and are subject to certain restrictions related to ownership and transferability prior to vesting. The Company no longer grants restricted stock or deferred stock. In 2009, 2008 and 2007, nil, 218,697 and 175,114 shares of restricted stock, respectively, were granted at a weighted-average fair market value of $39 and $44 per underlying share of the Company’s common stock, respectively. At December 31, 2009, 158,376 and 30,362 shares remained unvested for the 2008 and 2007 restricted stock awards, respectively. In 2008 and 2007, the Company granted 394,095 and 365,776 shares of deferred stock, respectively, at a weighted-average fair market value of $44 and $42 per underlying share of the Company’s common stock, respectively. At December 31, 2009, 225,587 and 94,634 shares remained unvested for the 2008 and 2007 deferred stock awards, respectively.

In 2009, 475,577 other stock based compensation awards vested. The total fair value of other stock based compensation awards that vested in 2009, 2008 and 2007 was $19, $14 and $21, respectively. At December 31, 2009, there was $27 of unrecognized compensation costs related to the unvested other stock based compensation awards. This cost is expected to be recognized over a weighted-average period of approximately 2.2 years.

The Company recognized stock based compensation as follows:

	Year Ended December 31,
	2009	2008	2007

Stock options	$14	$16	$17
Restricted stock units	6	—	1
Common stock	3	—	—
Restricted stock	4	6	4
Deferred stock	13	12	9

	$40	$34	$31

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 24	OTHER LIABILITIES

	At December 31,
	2009	2008

Other current liabilities:
Refinery metal payable	$671	$168
Accrued operating costs	131	137
Accrued capital expenditures	115	107
Interest	72	35
Royalties	58	28
Reclamation and remediation costs (Note 25)	54	58
Boddington acquisition costs (Note 13)	52	—
Peruvian royalty	28	18
Taxes other than income and mining	21	39
Deferred income tax	17	8
Boddington contingent consideration (Note 13)	16	—
Derivative instruments (Note 15)	—	111
Other	82	61

	$1,317	$770

	At December 31,
	2009	2008

Other long-term liabilities:
Boddington contingent consideration (Note 13)	$69	$—
Income and mining taxes	38	167
Derivative instruments (Note 15)	1	43
Other	66	42

	$174	$252

NOTE 25	RECLAMATION AND REMEDIATION LIABILITIES (ASSET RETIREMENT OBLIGATIONS)

The Company’s mining and exploration activities are subject to various federal and state laws and regulations governing the protection of the environment. These laws and regulations are continually changing and are generally becoming more restrictive. The Company conducts its operations to protect public health and the environment and believes its operations are in compliance with applicable laws and regulations in all material respects. The Company has made, and expects to make in the future, expenditures to comply with such laws and regulations, but cannot predict the full amount of such future expenditures. Estimated future reclamation costs are based principally on legal and regulatory requirements.

At December 31, 2009 and 2008, $698 and $594, respectively, were accrued for reclamation obligations relating to currently or recently producing mineral properties. In addition, the Company is involved in several matters concerning environmental obligations associated with former, primarily historic, mining activities. Generally, these matters concern developing and implementing remediation plans at the various sites involved. At December 31, 2009 and 2008, $161 and $163, respectively,

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

were accrued for such obligations. These amounts are also included in Reclamation and remediation liabilities.

Included in Other long-term assets at December 31, 2009 and 2008 is $11 and $23, respectively, of restricted cash that is legally restricted for purposes of settling asset retirement obligations related to the Con mine from the Miramar acquistion. Included in Investments at December 31, 2009, are $10 and $5 of long-term marketable debt securities and long-term marketable equity securities, respectively, that are legally pledged for purposes of settling asset retirement obligations related to the San Jose Reservoir in Yanacocha.

The following is a reconciliation of the total liability for reclamation and remediation:

Balance January 1, 2008	$672
Additions, change in estimates and other	147
Liabilities settled	(103)
Accretion expense	41

Balance December 31, 2008	757
Additions, change in estimates and other	105
Liabilities settled	(49)
Accretion expense	46

Balance December 31, 2009	$859

The current portions of Reclamation and remediation liabilities of $54 and $58 at December 31, 2009 and 2008, respectively, are included in Other current liabilities.

The Company’s reclamation and remediation expenses consisted of:

	Years Ended December 31,
	2009	2008	2007

Asset retirement cost amortization	$29	$25	$25
Accretion, operating	34	31	27
Accretion, non-operating (Note 6)	12	10	8
Reclamation estimate revisions (Note 6)	13	101	29

	$88	$167	$89

Asset retirement cost amortization is a component of Amortization on the Statements of Consolidated Income (Loss).

Additions to the reclamation liability in 2009 of $105 include currently or recently producing properties of $90 for Batu Hijau due to increased disturbance area related to waste dumps, Kalgoorlie due to post-mine backfilling of underground operations and an increase in the tailings area, increased backfill at Phoenix and the acquisition of the remaining one-third of Boddington. Additions to the reclamation liability in 2009 also include $15 for former mining operations for additional water management costs, property acquisition and other related activities.

Additions to the reclamation liability in 2008 of $147 include currently or recently producing mineral properties of $71 primarily for Yanacocha due to a need for additional water treatment associated with the San Jose reservoir, the Phoenix mine at Nevada and Ahafo due to increased disturbance area related to mine expansion and the Golden Giant mine site related to additional water treatment costs, as well as additions relating to former mining operations of $76, primarily for Mt.

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Leyshon due to site characterization, stabilization and long-term surface water management due to overflow discharge from heavy rain, the Midnite mine site in light of the recent decisions made in the U.S. District Court for the Eastern District of Washington, additions to the Grass Valley, California mine site from the settlement of the water treatment dispute, and the Con mine site from the Miramar acquisition, from a better understanding of the site conditions including soil cover materials, contractor services and water treatment costs.

NOTE 26	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

	At December 31,
	2009	2008

Unrealized gain on marketable securities, net of $138 and $55 tax expense, respectively	$635	$218
Foreign currency translation adjustments	57	(206)
Pension liability adjustments, net of $86 and $94 tax benefit, respectively	(161)	(176)
Other post-retirement benefit adjustments, net of $4 and $5 tax expense, respectively	9	10
Changes in fair value of cash flow hedge instruments, net of tax benefit (expense) and noncontrolling interests of $(38) and $44, respectively	86	(99)

	$626	$(253)

NOTE 27	RELATED PARTY TRANSACTIONS

Newmont had transactions with EGR and AGR, as follows:

	Years Ended December 31,
	2009	2008	2007

Gold and silver sales:
AGR	$10	$10	$9
EGR	$—	$—	$135
Refining fees paid:
AGR	$3	$3	$2
EGR	$—	$—	$2

During 2008, Newmont increased its investment in EGR to 60.64%, and the additional interest resulted in the consolidation of EGR. See Notes 9 and 13 for a discussion of Newmont’s investments in AGR and EGR, respectively.

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 28	NET CHANGE IN OPERATING ASSETS AND LIABILITIES

Net cash provided from operations attributable to the net change in operating assets and liabilities is composed of the following:

	Years Ended December 31,
	2009	2008	2007

Decrease (increase) in operating assets:
Trade and accounts receivable	$42	$81	$12
Inventories, stockpiles and ore on leach pads	(378)	(343)	(77)
EGR refinery assets	(508)	38	—
Other assets	(19)	(208)	8
Increase (decrease) in operating liabilities:
Accounts payable and other accrued liabilities	177	(54)	(620)
EGR refinery liabilities	508	(38)	—
Reclamation liabilities	(49)	(103)	(52)

	$(227)	$(627)	$(729)

The decrease in accounts payable and other accrued liabilities in 2007 includes $276 from the settlement of pre-acquisition Australian income taxes of Normandy and $174 from the final settlement of copper collar contracts.

NOTE 29	SUPPLEMENTAL CASH FLOW INFORMATION

	Years Ended December 31,
	2009	2008	2007

Income taxes, net of refunds	$371	$785	$313
Pension plan contributions	$58	$76	$101
Interest, net of amounts capitalized	$121	$96	$88

Noncash Investing Activities and Financing Activities

Minera Yanacocha entered into mining equipment leases that resulted in non-cash increases to Property, plant and mine development, net and Long-term debt of $12 in 2008. In 2008, Nevada entered into warehouse equipment leases that resulted in non-cash increases to Property, plant and mine development, net and Long-term debt of $2.

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

Newmont sold its Pajingo operation for total consideration of $23 which included $9 received in marketable equity securities.

NOTE 30	OPERATING LEASE COMMITMENTS

The Company leases certain assets, such as equipment and facilities, under operating leases expiring at various dates through 2020. Future minimum annual lease payments are $12 in 2010 and 2011, $10 in 2012, $9 in 2013, $8 in 2014 and $36 thereafter, totaling $87. Rent expense for 2009, 2008 and 2007 was $48, $36 and $32, respectively.

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 31	SEGMENT AND RELATED INFORMATION

Newmont predominantly operates in a single industry, namely exploration for and production of gold. The Company’s reportable segments are based upon the Company’s management organization structure that is focused on the geographic region for the company’s operations and include North America, South America, Asia Pacific, Africa and Corporate and Other. Newmont’s major operations include Nevada, Yanacocha, Boddington, Other Australia/New Zealand, Batu Hijau and Ahafo. The Company identifies its reportable segments as those consolidated mining operations or functional groups that represent more than 10% of the combined revenue, profit or loss or total assets of all reported operating segments. Consolidated mining operations or functional groups not meeting this threshold are aggregated at the applicable geographic region or corporate level for segment reporting purposes. Earnings from operations do not reflect general corporate expenses, interest (except project-specific interest) or income taxes (except for equity investments). Intercompany revenue and expense amounts have been eliminated within each segment in order to report on the basis that management uses internally for evaluating segment performance.

Segment results for 2009, 2008 and 2007 reflect an organizational change, effective in the first quarter of 2009, that (i) moved the results of the La Herradura operation in Mexico to North America from Other and (ii) combined the management of exploration and advanced projects, research and development activities under one executive and assigned the legacy exploration segment to the regional reportable segments. As a result of management’s decision to dispose of the Kori Kollo operation in Bolivia, Kori Kollo has been reclassified to discontinued operations.

		Costs		Advanced
		Applicable to		Projects and	Pre-Tax	Total	Capital
	Sales	Sales	Amortization	Exploration	Income	Assets(1)	Expenditures(1)

Year Ended December 31, 2009
Nevada	$1,943	$1,045	$261	$54	$557	$3,236	$205
La Herradura	113	42	11	3	57	137	54
Hope Bay	—	—	12	66	(77)	1,862	5
Other North America	—	—	—	2	(7)	55	—

North America	2,056	1,087	284	125	530	5,290	264

Yanacocha	2,013	642	168	23	1,089	2,472	146
Other South America	—	—	—	23	1	32	—

South America	2,013	642	168	46	1,090	2,504	146

Boddington:
Gold	101	45	15
Copper	27	16	4

Total Boddington	128	61	19	32	(59)	3,975	1,093

Other Australia/New Zealand	1,138	592	136	21	359	870	122
Batu Hijau:
Gold	550	118	30
Copper	1,292	307	78

Total Batu Hijau	1,842	425	108	—	1,242	3,129	44

Other Asia Pacific	—	—	3	12	(50)	256	3

Asia Pacific	3,108	1,078	266	65	1,492	8,230	1,262

Africa	528	242	68	23	171	1,187	85

Corporate and Other	—	—	20	63	(370)	5,088	16

Consolidated	$7,705	$3,049	$806	$322	$2,913	$22,299	$1,773

(1)	Accrual basis includes an increase in accrued capital expenditures of $4. Consolidated capital expenditures on a cash basis are $1,769.

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

		Costs		Advanced
		Applicable to		Projects and	Pre-Tax	Total	Capital
	Sales	Sales	Amortization	Exploration	Income	Assets(1)	Expenditures(2)

Year Ended December 31, 2008
Nevada	$1,929	$1,022	$246	$50	$562	$3,215	$299
La Herradura	83	38	8	6	32	90	27
Hope Bay	—	—	1	59	(59)	1,621	82
Other North America	—	—	—	29	(163)	52	—

North America	2,012	1,060	255	144	372	4,978	408

Yanacocha	1,613	637	170	28	694	1,902	236
Other South America	—	—	—	38	(8)	30	—

South America	1,613	637	170	66	686	1,932	236

Boddington	—	—	—	10	(13)	1,735	815
Other Australia/New Zealand	1,050	655	122	24	255	819	130
Batu Hijau:
Gold	261	124	25
Copper	752	399	80

Total Batu Hijau	1,013	523	105	2	301	2,371	83

Other Asia Pacific	—	—	3	16	(101)	87	2

Asia Pacific	2,063	1,178	230	52	442	5,012	1,030

Africa	435	205	63	49	114	1,181	111

Corporate and Other(1)	1	—	20	68	(362)	2,624	20

Consolidated	$6,124	$3,080	$738	$379	$1,252	$15,727	$1,805

(1)	Corporate and Other includes $73 of Assets held for sale (Note 10).

(2)	Accrual basis includes a decrease in accrued capital expenditures of $65. Consolidated capital expenditures on a cash basis are $1,870.

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

		Costs		Advanced
		Applicable to		Projects and	Pre-Tax	Total	Capital
	Sales	Sales	Amortization	Exploration	Income	Assets(1)	Expenditures(2)

Year Ended December 31, 2007
Nevada	$1,616	$1,021	$220	$42	$290	$3,104	$585
La Herradura	60	29	7	6	18	60	10
Hope Bay	—	—	—	—	—	1,566	—
Other North America	8	2	—	19	(15)	208	—

North America	1,684	1,052	227	67	293	4,938	595

Yanacocha	1,093	490	160	28	343	1,908	250
Other South America	—	—	—	27	(25)	17	—

South America	1,093	490	160	55	318	1,925	250

Boddington	—	—	—	7	(4)	915	516
Other Australia/New Zealand	809	552	109	22	98	827	127
Batu Hijau:
Gold	351	114	25
Copper	1,221	450	96

Total Batu Hijau	1,572	564	121	1	828	2,471	80

Other Asia Pacific	—	—	3	11	(29)	149	5

Asia Pacific	2,381	1,116	233	41	893	4,362	728

Africa	306	168	43	36	53	1,088	127

Corporate and Other(1)	1	—	22	40	(1,946)	3,161	12

Consolidated	$5,465	$2,826	$685	$239	$(389)	$15,474	$1,712

(1)	Corporate and Other includes $111 of Assets held for sale (Note 10).

(2)	Accrual basis includes an increase in accrued capital of $43. Consolidated capital expenditures on a cash basis are $1,669.

	Years Ended December 31,
	2009	2008	2007

Write-down of goodwill:
Corporate and other	$—	$—	$1,122

	Years Ended December 31,
	2009	2008	2007

Write-down of property, plant and mine development:
Nevada	$1	$4	$—
Yanacocha	1	—	—
Other Australia/New Zealand	1	2	2
Batu Hijau	4	10	8
Corporate and other	—	121	—

	$7	$137	$10

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	At December 31,
	2009	2008

Goodwill:
Other Australia/New Zealand	$188	$188

Revenues from export and domestic sales were as follows:

	Years Ended December 31,
	2009	2008	2007

Europe	$5,573	$4,756	$3,776
Japan	833	464	562
Indonesia	440	307	512
Korea	465	231	248
Australia	222	170	165
India	30	32	101
Other	142	164	101

	$7,705	$6,124	$5,465

As gold can be sold through numerous gold market traders worldwide, the Company is not economically dependent on a limited number of customers for the sale of its product. In 2009, 2008 and 2007, sales to Bank of Nova Scotia were $2,658 (35%), $1,618 (30%) and $876 (20%), respectively, of total gold sales. Additionally in 2008, the Company had sales to BNP Paribas that totaled $1,239 (23%) of total gold sales.

Long-lived assets, excluding deferred tax assets, investments and restricted cash, in the United States and other countries are as follows:

	At December 31,
	2009	2008

Australia	$4,683	$2,371
United States	3,059	3,028
Indonesia	2,067	1,980
Canada	1,869	1,671
Peru	1,443	1,461
Ghana	1,093	1,051
Other	70	137

	$14,284	$11,699

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 32	CONSOLIDATING FINANCIAL STATEMENTS

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

	For the Year Ended December 31, 2009
					Newmont
	Newmont				Mining
Condensed Consolidating	Mining	Newmont	Other		Corporation
Statement of Income	Corporation	USA	Subsidiaries	Eliminations	Consolidated

Revenues
Sales — gold, net	$—	$4,619	$1,767	$—	$6,386
Sales — copper, net	—	1,292	27	—	1,319

	—	5,911	1,794	—	7,705

Costs and expenses
Costs applicable to sales — gold(1)	—	1,847	902	(23)	2,726
Costs applicable to sales — copper(1)	—	307	16	—	323
Amortization	—	565	242	(1)	806
Accretion	—	26	8	—	34
Exploration	—	101	86	—	187
Advanced projects, research and development	—	66	71	(2)	135
General and administrative	—	129	4	26	159
Write-down of property, plant and mine development	—	6	1	—	7
Other expense, net	9	175	199	—	383

	9	3,222	1,529	—	4,760

Other income (expense)
Other income (expense), net	(11)	27	72	—	88
Interest income — intercompany	90	7	5	(102)	—
Interest expense — intercompany	(9)	—	(93)	102	—
Interest expense, net	(65)	(47)	(8)	—	(120)

	5	(13)	(24)	—	(32)

Income (loss) from continuing operations before income tax and other items	(4)	2,676	241	—	2,913
Income tax benefit (expense)	1	(755)	(34)	—	(788)
Equity income (loss) of affiliates	1,316	5	185	(1,522)	(16)

Income (loss) from continuing operations	1,313	1,926	392	(1,522)	2,109
Income (loss) from discontinued operations	(16)	(16)	—	16	(16)

Net income (loss)	1,297	1,910	392	(1,506)	2,093
Net income (loss) attributable to noncontrolling interests	—	(795)	(77)	76	(796)

Net income (loss) attributable to Newmont stockholders	$1,297	$1,115	$315	$(1,430)	$1,297

(1)	Exclusive of Amortization and Accretion.

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	For the Year Ended December 31, 2008
					Newmont
	Newmont				Mining
Condensed Consolidating	Mining	Newmont	Other		Corporation
Statement of Income	Corporation	USA	Subsidiaries	Eliminations	Consolidated

Revenues
Sales — gold, net	$—	$3,886	$1,486	$—	$5,372
Sales — copper, net	—	752	—	—	752

	—	4,638	1,486	—	6,124

Costs and expenses
Costs applicable to sales — gold(1)	—	1,823	879	(21)	2,681
Costs applicable to sales — copper(1)	—	399	—	—	399
Amortization	—	549	190	(1)	738
Accretion	—	24	7	—	31
Exploration	—	131	82	—	213
Advanced projects, research and development	—	63	107	(4)	166
General and administrative	—	113	6	25	144
Write-down of property, plant and mine development	—	15	122	—	137
Other expense, net	1	237	112	1	351

	1	3,354	1,505	—	4,860

Other income (expense)
Other income (expense), net	(40)	112	51	—	123
Interest income — intercompany	278	24	—	(302)	—
Interest expense — intercompany	(8)	—	(294)	302	—
Interest expense, net	(74)	(56)	(5)	—	(135)

	156	80	(248)	—	(12)

Income (loss) from continuing operations before income tax and other items	155	1,364	(267)	—	1,252
Income tax benefit (expense)	(55)	(103)	58	—	(100)
Equity income (loss) of affiliates	718	4	102	(829)	(5)

Income (loss) from continuing operations	818	1,265	(107)	(829)	1,147
Income (loss) from discontinued operations	13	(6)	3	3	13

Net income (loss)	831	1,259	(104)	(826)	1,160
Net income (loss) attributable to noncontrolling interests	—	(347)	10	8	(329)

Net income (loss) attributable to Newmont stockholders	$831	$912	$(94)	$(818)	$831

(1)	Exclusive of Amortization and Accretion.

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	For the Year Ended December 31, 2007
					Newmont
	Newmont				Mining
Condensed Consolidating	Mining	Newmont	Other		Corporation
Statement of Income	Corporation	USA	Subsidiaries	Eliminations	Consolidated

Revenues
Sales — gold, net	$—	$3,120	$1,124	$—	$4,244
Sales — copper, net	—	1,221	—	—	1,221

	—	4,341	1,124	—	5,465

Costs and expenses
Costs applicable to sales — gold(1)	—	1,655	739	(18)	2,376
Costs applicable to sales — copper(2)	—	450	—	—	450
Loss on settlement of price-capped forward sales	—	531	—	—	531
Midas redevelopment	—	11	—	—	11
Amortization	—	531	155	(1)	685
Accretion	—	20	7	—	27
Exploration	—	113	64	—	177
Advanced projects, research and development	—	34	30	(2)	62
General and administrative	—	117	4	21	142
Write-down of goodwill	—	—	1,122	—	1,122
Write-down of property, plant and mine development	—	8	2	—	10
Other expense, net	—	200	43	—	243

	—	3,670	2,166	—	5,836

Other income (expense)
Other income (expense), net	35	98	(33)	—	100
Interest income — intercompany	210	52	—	(262)	—
Interest expense — intercompany	(7)	—	(255)	262	—
Interest expense, net	(63)	(43)	(12)	—	(118)

	175	107	(300)	—	(18)

Income (loss) from continuing operations before income tax and other items	175	778	(1,342)	—	(389)
Income tax benefit (expense)	(51)	43	(182)	—	(190)
Equity income (loss) of affiliates	(1,114)	4	(236)	1,345	(1)

Income (loss) from continuing operations	(990)	825	(1,760)	1,345	(580)
Income (loss) from discontinued operations	(905)	(106)	(760)	866	(905)

Net income (loss)	(1,895)	719	(2,520)	2,211	(1,485)
Net income (loss) attributable to noncontrolling interests	—	(451)	321	(280)	(410)

Net income (loss) attributable to Newmont stockholders	$(1,895)	$268	$(2,199)	$1,931	$(1,895)

(1)	Exclusive of Loss on settlement of price-capped forward sales contracts, Midas redevelopment, Amortization and Accretion.

(2)	Exclusive of Amortization and Accretion.

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	For the Year Ended December 31, 2009
					Newmont
	Newmont				Mining
Condensed Consolidating	Mining	Newmont	Other		Corporation
Statement of Cash Flows	Corporation	USA	Subsidiaries	Eliminations	Consolidated

Operating activities:
Net income (loss)	$1,297	$1,910	$392	$(1,506)	$2,093
Adjustments	75	683	(1,216)	1,506	1,048
Net change in operating assets and liabilities	135	(400)	38	—	(227)

Net cash provided from (used in) continuing operations	1,507	2,193	(786)	—	2,914
Net cash provided from discontinued operations	—	33	—	—	33

Net cash provided from (used in) operations	1,507	2,226	(786)	—	2,947

Investing activities:
Additions to property, plant and mine development	—	(470)	(1,299)	—	(1,769)
Acquisitions, net	(8)	(11)	(988)	—	(1,007)
Sales of marketable securities	—	—	17	—	17
Purchases of marketable securities	—	—	(5)	—	(5)
Other	—	15	(32)	—	(17)

Net cash provided from (used in) investing activities	(8)	(466)	(2,307)	—	(2,781)

Financing activities:
Net external borrowings (repayments)	1,722	(154)	—	—	1,568
Net intercompany borrowings (repayments)	(4,298)	953	3,345	—	—
Proceeds from stock issuance	1,278	—	—	—	1,278
Sale of subsidiary shares to noncontrolling interests	—	638	—	—	638
Acquisition of subsidiary shares from noncontrolling interests	—	—	(287)	—	(287)
Dividends paid to noncontrolling interests in subsidiaries	—	(391)	(3)	—	(394)
Dividends paid to common stockholders	(196)	—	—	—	(196)
Change in restricted cash and other	2	(48)	11	—	(35)

Net cash provided from (used in) financing activities of continuing operations	(1,492)	998	3,066	—	2,572
Net cash used in financing activities of discontinued operations	—	(2)	—	—	(2)

Net cash provided from (used in) financing activities	(1,492)	996	3,066	—	2,570

Effect of exchange rate changes on cash	1	1	42	—	44

Net change in cash and cash equivalents	8	2,757	15	—	2,780
Cash and cash equivalents at beginning of period	—	310	125	—	435

Cash and cash equivalents at end of period	$8	$3,067	$140	$—	$3,215

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	For the Year Ended December 31, 2008
					Newmont
	Newmont				Mining
Condensed Consolidating	Mining	Newmont	Other		Corporation
Statement of Cash Flows	Corporation	USA	Subsidiaries	Eliminations	Consolidated

Operating activities:
Net income (loss)	$831	$1,259	$(104)	$(826)	$1,160
Adjustments	49	419	(430)	826	864
Net change in operating assets and liabilities	17	(575)	(69)	—	(627)

Net cash provided from (used in) continuing operations	897	1,103	(603)	—	1,397
Net cash provided from (used in) discontinued operations	—	(123)	19	—	(104)

Net cash provided from (used in) operations	897	980	(584)	—	1,293

Investing activities:
Additions to property, plant and mine development	—	(707)	(1,163)	—	(1,870)
Sales of marketable securities	—	—	50	—	50
Purchases of marketable securities	—	—	(17)	—	(17)
Acquisitions, net	—	(7)	(318)	—	(325)
Other	—	17	(1)	—	16

Net cash used in investing activities of continuing operations	—	(697)	(1,449)	—	(2,146)
Net cash provided from (used in) investing activities of discontinued operations	—	(15)	4	—	(11)

Net cash used in investing activities	—	(712)	(1,445)	—	(2,157)

Financing activities:
Net external borrowings (repayments)	757	(116)	(46)	—	595
Net intercompany borrowings (repayments)	(1,518)	(287)	1,805	—	—
Dividends paid to noncontrolling interests in subsidiaries	—	(385)	(4)	—	(389)
Dividends paid to common stockholders	(182)	—	—	—	(182)
Proceeds from stock issuance	29	—	—	—	29
Change in restricted cash and other	17	48	9	—	74

Net cash provided from (used in) financing activities of continuing operations	(897)	(740)	1,764	—	127
Net cash used in financing activities of discontinued operations	—	(4)	—	—	(4)

Net cash provided from (used in) financing activities	(897)	(744)	1,764	—	123

Effect of exchange rate changes on cash	—	(3)	(51)	—	(54)

Net change in cash and cash equivalents	—	(479)	(316)	—	(795)
Cash and cash equivalents at beginning of period	—	789	441	—	1,230

Cash and cash equivalents at end of period	$—	$310	$125	$—	$435

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	For the Year Ended December 31, 2007
					Newmont
	Newmont				Mining
Condensed Consolidating	Mining	Newmont	Other		Corporation
Statement of Cash Flows	Corporation	USA	Subsidiaries	Eliminations	Consolidated

Operating activities:
Net income (loss)	$(1,895)	$719	$(2,520)	$2,211	$(1,485)
Adjustments	880	664	3,409	(2,211)	2,742
Net change in operating assets and liabilities	66	(523)	(272)	—	(729)

Net cash provided from (used in) continuing operations	(949)	860	617	—	528
Net cash provided from discontinued operations	—	26	111	—	137

Net cash provided from (used in) operations	(949)	886	728	—	665

Investing activities:
Additions to property, plant and mine development	—	(937)	(732)	—	(1,669)
Sales of marketable securities	—	224	—	—	224
Purchases of marketable securities	—	(222)	(36)	—	(258)
Acquisitions, net	—	—	(953)	—	(953)
Repayment of noncontrolling partner carried interest	—	161	—	—	161
Other	—	16	7	—	23

Net cash used in investing activities of continuing operations	—	(758)	(1,714)	—	(2,472)
Net cash provided from investing activities of discontinued operations	1	127	1,231	—	1,359

Net cash provided from (used in) investing activities	1	(631)	(483)	—	(1,113)

Financing activities:
Net borrowings (repayments)	1,125	(155)	(5)	—	965
Net intercompany borrowings (repayments)	71	(91)	20	—	—
Dividends paid to noncontrolling interests in subsidiaries	—	(270)	—	—	(270)
Dividends paid to common stockholders	(181)	—	—	—	(181)
Proceeds from stock issuance	51	—	—	—	51
Purchase of Company share call options	(366)	—	—	—	(366)
Issuance of Company share warrants	248	—	—	—	248
Change in restricted cash and other	—	6	5	—	11

Net cash provided from (used in) financing activities	948	(510)	20	—	458
Net cash provided from financing activities of discontinued operations	—	7	—	—	7

Net cash provided from (used in) financing activities	948	(503)	20	—	465

Effect of exchange rate changes on cash	—	—	50	—	50

Net change in cash and cash equivalents	—	(248)	315	—	67
Cash and cash equivalents at beginning of period	—	1,037	126	—	1,163

Cash and cash equivalents at end of period	$—	$789	$441	$—	$1,230

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	At December 31, 2009
					Newmont
	Newmont				Mining
	Mining	Newmont	Other		Corporation
Condensed Consolidating Balance Sheets	Corporation	USA	Subsidiaries	Eliminations	Consolidated

Assets
Cash and cash equivalents	$8	$3,067	$140	$—	$3,215
Trade receivables	—	417	21	—	438
Accounts receivable	2,338	673	363	(3,272)	102
Investments	—	4	52	—	56
Inventories	—	307	186	—	493
Stockpiles and ore on leach pads	—	331	72	—	403
Deferred income tax assets	—	157	58	—	215
Other current assets	—	78	822	—	900

Current assets	2,346	5,034	1,714	(3,272)	5,822
Property, plant and mine development, net	—	5,195	7,193	(18)	12,370
Investments	—	26	1,160	—	1,186
Investments in subsidiaries	9,842	31	1,089	(10,962)	—
Long-term stockpiles and ore on leach pads	—	1,323	179	—	1,502
Deferred income tax assets	—	844	93	—	937
Other long-term assets	2,551	357	419	(2,845)	482

Total assets	$14,739	$12,810	$11,847	$(17,097)	$22,299

Liabilities
Current portion of debt	$—	$147	$10	$—	$157
Accounts payable	46	1,201	2,413	(3,264)	396
Employee-related benefits	—	202	48	—	250
Income and mining taxes	—	192	8	—	200
Other current liabilities	58	281	2,949	(1,971)	1,317

Current liabilities	104	2,023	5,428	(5,235)	2,320
Debt	3,928	659	65	—	4,652
Reclamation and remediation liabilities	—	565	240	—	805
Deferred income tax liabilities	31	494	816	—	1,341
Employee-related benefits	4	324	53	—	381
Other long-term liabilities	338	62	2,637	(2,863)	174
Liabilities of operations held for sale	—	13	—	—	13

Total liabilities	4,405	4,140	9,239	(8,098)	9,686

Equity
Preferred stock	—	—	61	(61)	—
Common stock	770	—	—	—	770
Additional paid-in capital	7,789	2,709	3,874	(6,214)	8,158
Accumulated other comprehensive income (loss)	626	(125)	738	(613)	626
Retained earnings (deficit)	1,149	3,801	(2,080)	(1,721)	1,149

Total Newmont stockholders’ equity	10,334	6,385	2,593	(8,609)	10,703
Noncontrolling interests	—	2,285	15	(390)	1,910

Total equity	10,334	8,670	2,608	(8,999)	12,613

Total liabilities and equity	$14,739	$12,810	$11,847	$(17,097)	$22,299

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	At December 31, 2008
					Newmont
	Newmont				Mining
	Mining	Newmont	Other		Corporation
Condensed Consolidating Balance Sheets	Corporation	USA	Subsidiaries	Eliminations	Consolidated

Assets
Cash and cash equivalents	$—	$310	$125	$—	$435
Trade receivables	—	97	7	—	104
Accounts receivable	1,941	904	370	(3,001)	214
Investments	—	1	11	—	12
Inventories	—	395	112	—	507
Stockpiles and ore on leach pads	—	242	48	—	290
Deferred income tax assets	—	236	48	—	284
Other current assets	1	220	234	—	455

Current assets	1,942	2,405	955	(3,001)	2,301
Property, plant and mine development, net	—	5,325	4,822	(19)	10,128
Investments	—	11	644	—	655
Investments in subsidiaries	6,247	25	828	(7,100)	—
Long-term stockpiles and ore on leach pads	—	1,031	105	—	1,136
Deferred income tax assets	(45)	873	211	—	1,039
Other long-term assets	1,977	320	341	(2,243)	395
Assets of operations held for sale	—	73	—	—	73

Total assets	$10,121	$10,063	$7,906	$(12,363)	$15,727

Liabilities
Current portion of debt	$—	$156	$9	$—	$165
Accounts payable	524	586	2,292	(2,991)	411
Employee-related benefits	—	139	31	—	170
Income and mining taxes	21	39	1	—	61
Other current liabilities	15	303	461	(9)	770

Current liabilities	560	1,223	2,794	(3,000)	1,577
Debt	2,203	802	67	—	3,072
Reclamation and remediation liabilities	1	502	196	—	699
Deferred income tax liabilities	—	364	687	—	1,051
Employee-related benefits	3	341	35	—	379
Other long-term liabilities	283	182	2,049	(2,262)	252
Liabilities of operations held for sale	—	36	—	—	36

Total liabilities	3,050	3,450	5,828	(5,262)	7,066

Equity
Preferred stock	—	—	61	(61)	—
Common stock	709	—	—	—	709
Additional paid-in capital	6,611	2,647	4,334	(6,761)	6,831
Accumulated other comprehensive income (loss)	(253)	(173)	(138)	311	(253)
Retained earnings (deficit)	4	2,707	(2,381)	(326)	4

Newmont stockholders’ equity	7,071	5,181	1,876	(6,837)	7,291
Noncontrolling interests	—	1,432	202	(264)	1,370

Total equity	7,071	6,613	2,078	(7,101)	8,661

Total liabilities and equity	$10,121	$10,063	$7,906	$(12,363)	$15,727

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 33	COMMITMENTS AND CONTINGENCIES

General

The Company follows ASC guidance in determining its accruals and disclosures with respect to loss contingencies. Accordingly, estimated losses from loss contingencies are accrued by a charge to income when information available prior to issuance of the financial statements indicates that it is probable (greater than a 75% probability) that a liability could be incurred and the amount of the loss can be reasonably estimated. Legal expenses associated with the contingency are expensed as incurred. If a loss contingency is not probable or reasonably estimable, disclosure of the loss contingency is made in the financial statements when it is at least reasonably possible that a material loss could be incurred.

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

Estimated future reclamation costs are based principally on legal and regulatory requirements. At December 31, 2009 and 2008, $698 and $594, respectively, were accrued for reclamation costs relating to mineral properties in accordance with asset retirement obligation accounting guidance. The current portions of $36 and $43 at December 31, 2009 and 2008, respectively, are included in Other current liabilities.

In addition, the Company is involved in several matters concerning environmental obligations associated with former mining activities. Generally, these matters concern developing and implementing remediation plans at the various sites involved. The Company believes that the related environmental obligations associated with these sites are similar in nature with respect to the development of remediation plans, their risk profile and the compliance required to meet general environmental standards. Based upon the Company’s best estimate of its liability for these matters, $161 and $163 were accrued for such obligations at December 31, 2009 and 2008, respectively. These amounts are included in Other current liabilities and Reclamation and remediation liabilities. Depending upon the ultimate resolution of these matters, the Company believes that it is reasonably possible that the liability for these matters could be as much as 148% greater or 3% lower than the amount accrued at December 31, 2009. The amounts accrued for these matters are reviewed periodically based upon facts and circumstances available at the time. Changes in estimates are recorded in Other expense, net in the period estimates are revised.

Details about certain of the more significant matters involved are discussed below.

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Newmont Capital Limited (“Newmont Capital”) — 100% Newmont Owned

In February 1999, the EPA placed the Lava Cap mine site in Nevada County, California on the National Priorities List under CERCLA. The EPA then initiated a RI/FS under CERCLA to determine environmental conditions and remediation options at the site. Newmont Capital owned the property for approximately three years from 1984 to 1986 but never mined or conducted exploration at the site. The EPA asserted that Newmont Capital was responsible for clean up costs incurred at the site. In February 2009, the U.S. District Court for the Northern District of California approved the related consent decree and the settlement with respect to all aspects of this matter, except for future potential Natural Resource Damage claims, was completed.

Newmont USA Limited — 100% Newmont Owned

Pinal Creek.  Newmont was a defendant in a lawsuit brought on November 5, 1991 in U.S. District Court in Arizona by the Pinal Creek Group, alleging that Newmont and others are responsible for some portion of costs incurred to address groundwater contamination emanating from copper mining operations located in the area of Globe and Miami, Arizona. Two former subsidiaries of Newmont, Pinto Valley Copper Corporation and Magma Copper Company (now known as BHP Copper Inc.) owned some of the mines in the area between 1983 and 1987. In February 2010, Newmont settled all claims and liabilities in this matter and such settlement is subject to court approval, which is expected in March 2010.

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

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

PT Newmont Minahasa Raya (“PTNMR”) — 80% Newmont Owned

On March 22, 2007, an Indonesian non-governmental organization named Wahana Lingkungan Hidup Indonesia (“WALHI”) filed a civil suit against PTNMR the Newmont subsidiary that operated the Minahasa mine in Indonesia, and Indonesia’s Ministry of Energy and Mineral Resources and Ministry for the Environment, alleging pollution from the disposal of mine tailings into Buyat Bay, and seeking a court order requiring PTNMR to fund a 25-year monitoring program in relation to Buyat Bay. In December 2007, the court ruled in PTNMR’s favor and found that WALHI’s allegations of pollution in Buyat Bay were without merit. In March 2008, WALHI appealed this decision to the Indonesian Supreme Court.

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

Newmont Ghana Gold Limited (“NGGL”) — 100% Newmont Owned

On October 8, 2009, an overflow of processing solution occurred at the Ahafo Mines in Ghana operated by Newmont’s subsidiary, NGGL. A panel of the Minister of Environment, Science & Technology of the Government of Ghana (the “Panel”) was appointed to evaluate the overflow incident. In January 2010, NGGL received notification of the findings of the Panel, which recognized that there was no regulatory framework by which to assess compensation or penalties relating to such incidents. However, the Panel recommended that compensation of seven million Ghana Cedis (approximately $5) be paid by NGGL to the Ghanaian Government to be used for community compensation and for other uses by the Government. In January 2010, NGGL has committed to pay the compensation and is working with the Ghana Government to execute the payment. NGGL has also confirmed that it is implementing appropriate corrective measures related to the incident.

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

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Newmont Yandal Operations Pty Ltd (“NYOL”) — 100% Newmont Owned

On September 3, 2003, J. Aron & Co.  commenced proceedings in the Supreme Court of New South Wales (Australia) against NYOL, its subsidiaries and the administrator in relation to the completed voluntary administration of the NYOL group. J. Aron & Co., a NYOL creditor, initially sought injunctive relief that was denied by the court on September 8, 2003. On October 30, 2003, J. Aron & Co. filed a statement of claim alleging various deficiencies in the implementation of the voluntary administration process and seeking damages and other relief against NYOL and other parties. Newmont entered into settlement discussions with the claimants J. Aron & Co, and the fund administrators. In December 2009 Newmont and the claimants reached a settlement agreement, which was approved by the court.

PT Newmont Nusa Tenggara (“PTNNT”) — 35.44% Newmont Owned

Under the Batu Hijau Contract of Work, beginning in 2006 and continuing through 2010, a portion of PTNNT’s shares must be offered for sale, first, to the Indonesian government or, second, to Indonesian nationals, equal to the difference between the following percentages and the percentage of shares already owned by the Indonesian government or Indonesian nationals (if such number is positive): 23% by March 31, 2006; 30% by March 31, 2007; 37% by March 31, 2008; 44% by March 31, 2009; and 51% by March 31, 2010. As PT Pukuafu Indah (“PTPI”), an Indonesian national, has owned a 20% interest in PTNNT, in 2006 a 3% interest was required to be offered for sale and in each of 2007 through 2010 an additional 7% interest must be offered (for an aggregate 31% interest). The price at which such interest must be offered for sale to the Indonesian parties is the highest of the then-current replacement cost, the price at which shares would be accepted for listing on the Indonesian Stock Exchange, or the fair market value of such interest as a going concern, as agreed with the Indonesian government.

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

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

An international arbitration panel was appointed to resolve these claims and a hearing was held in Jakarta in December 2008. On March 31, 2009, the arbitration panel issued its Final Award and decision on the matter. In its decision, the arbitration panel determined that PTNNT’s foreign shareholders had not complied with the divestiture procedure required by the Contract of Work in 2006 and 2007, but the panel ruled that the Indonesian government is not entitled to immediately terminate the Contract of Work and the panel rejected the Indonesian government’s claim for damages. The Arbitration Panel granted PTNNT 180 days from the date of notification of the Final Award to transfer the 2006 3% interest and the 2007 7% interest in PTNNT to the local governments or their respective nominees. The Arbitration Panel also applied a 180-day cure period to the 2008 7% interest, ruling that PTNNT must (within such 180-day period) offer the 2008 7% interest to the Indonesian government or its nominee, and transfer such shares if, after agreement on the transfer price, the Indonesian government invokes its right of first refusal under the Contract of Work. The panel ruled that shares offered to the Indonesian government pursuant to the Contract of Work must be offered free of any pledge or obligation to re-pledge the shares to the Senior Lenders. Finally, the Panel directed PTNNT to pay to the Indonesian government an allocated portion of certain legal fees and costs of the arbitration. PTNNT submitted payment of $2 for legal fees and costs. The Company also entered a formal agreement with the Senior Lenders under which the Senior Lenders released the pledge on the aggregated 31% of shares in PTNNT that are subject to divestiture requirements in exchange for the Company and Sumitomo agreeing to provide joint and several guarantees, thus allowing the Company to transfer these shares free of any pledge or obligation to re-pledge the shares to the lenders. The Company subsequently replaced this joint and several guarantee in October with letters of credit supporting 56.25% of the obligations under the PTNNT project financing facility. On July 14, 2009, the Company reached agreement with the Indonesian government on the

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

price of the 2008 7% interest and the 2009 7% interest. PTNNT has reoffered the 2008 7% interest and the 2009 7% interest to the Indonesian government at this newly agreed price. In November and December 2009, sale agreements were concluded pursuant to which the 2006, 2007 and 2008 shares were transferred to PTMDB and 2009 shares were committed to be transferred to PTMDB. Although the Indonesian Government has acknowledged that PTNNT is no longer in breach of the Contract of Work, future disputes may arise as to the further divestiture of the shares. It is uncertain who will acquire any future divestiture shares, and the nature of our relations with the new owners of the 2006-2009 shares and any future divestiture shares remain uncertain.

As part of the negotiation of the sale agreements with PTMDB, the parties executed an operating agreement under which each recognizes the right of NTP to operate Batu Hijau and binds the parties to adhere to NTP’s standards for safety, environmental stewardship and community responsibility. The operating agreement becomes effective upon the completion of the sale of the 2009 shares and continues for so long as the Company owns more shares of PTNNT than PTMDB. If the operating agreement terminates, then the Company may lose effective economic control over the operations of Batu Hijau and will be at risk for operations conducted in a manner that either detracts from value or results in safety, environmental or social standards below those adhered to by NTP. Although any dispute under the Contract of Work is subject to international arbitration, there can be no assurance that we would prevail in any such dispute and any termination of the Contract of Work could result in substantial diminution in the value of our interests in PTNNT.

Other Commitments and Contingencies

Tax contingencies are provided for in accordance with ASC income tax guidance (see Note 8).

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

The Company has minimum royalty obligations on one of its producing mines in Nevada for the life of the mine. Amounts paid as a minimum royalty (where production royalties are less than the minimum obligation) in any year are recoverable in future years when the minimum royalty obligation is exceeded. Although the minimum royalty requirement may not be met in a particular year, the Company expects that over the mine life, gold production will be sufficient to meet the minimum royalty requirements. Minimum royalty payments payable are $23 per year in 2010 through 2014 and $116 thereafter.

As part of its ongoing business and operations, the Company and its affiliates are required to provide surety bonds, bank letters of credit and bank guarantees as financial support for various purposes, including environmental reclamation, exploration permitting, workers compensation programs and other general corporate purposes. At December 31 2009 and 2008, there were $1,073 and $778, respectively, of outstanding letters of credit, surety bonds and bank guarantees. The surety bonds, letters of credit and bank guarantees reflect fair value as a condition of their underlying purpose and are subject to fees competitively determined in the market place. The obligations associated with these instruments are generally related to performance requirements that the Company addresses through its ongoing operations. As the specific requirements are met, the beneficiary of the associated instrument cancels and/or returns the instrument to the issuing entity.

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Quarterly Data

The following is a summary of selected quarterly financial information (unaudited):

	2009
	Three Months Ended
	March 31	June 30	September 30	December 31

Revenues	$1,536	$1,602	$2,049	$2,518
Gross profit(1)	$597	$722	$1,077	$1,420
Income from continuing operations(2)	$189	$171	$388	$560
Income (loss) from discontinued operations(2)	—	(9)	—	(2)

Net income(2)	$189	$162	$388	$558

Income from continuing operations, per common share, basic	$0.40	$0.35	$0.79	$1.14
Income from discontinued operations, per common share, basic	—	(0.02)	—	—

Net income per common share, basic	$0.40	$0.33	$0.79	$1.14

Income from continuing operations, per common share, diluted	$0.40	$0.35	$0.79	$1.13
Income from discontinued operations, per common share, diluted	—	(0.02)	—	—

Net income per common share, diluted	$0.40	$0.33	$0.79	$1.13

Basic weighted-average shares outstanding	472	490	490	491
Diluted weighted-average shares outstanding	473	491	491	493
Dividends declared per common share	$0.10	$0.10	$0.10	$0.10
Closing price of common stock	$44.76	$40.87	$44.02	$47.31

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2008
	Three Months Ended
	March 31	June 30	September 30	December 31

Revenues	$1,925	$1,502	$1,372	$1,325
Gross profit(1)	$955	$564	$396	$360
Income from continuing operations(2)	$356	$270	$182	$8
Income (loss) from discontinued operations(2)	8	1	9	(3)

Net income(2)	$364	$271	$191	$5

Income from continuing operations, per common share, basic	$0.78	$0.60	$0.40	$0.02
Income from discontinued operations, per common share, basic	0.02	—	0.02	(0.01)

Net income per common share, basic	$0.80	$0.60	$0.42	$0.01

Income from continuing operations, per common share, diluted	$0.78	$0.60	$0.40	$0.02
Income from discontinued operations, per common share, diluted	0.02	—	0.02	(0.01)

Net income per common share, diluted	$0.80	$0.60	$0.42	$0.01

Basic weighted-average shares outstanding	453	454	454	454
Diluted weighted-average shares outstanding	457	456	455	455
Dividends declared per common share	$0.10	$0.10	$0.10	$0.10
Closing price of common stock	$45.30	$52.16	$38.76	$40.70

(1)	Revenues less Costs applicable to sales, Amortization and Accretion.

(2)	Attributable to Newmont stockholders.

Significant after-tax adjustments were as follows:

Fourth quarter 2009:  (i) a $15 ($0.03 per share, basic) loss related to Boddington contingent consideration and (ii) a $14 ($0.03 per share, basic) gain on asset sales;

Third quarter 2009:  none;

Second quarter 2009:  (i) a $42 ($0.08 per share, basic) loss related to Boddington acquisition costs;

First quarter 2009:  (i) a $9 ($0.02 per share, basic) loss related to workforce reduction costs; (ii) a $5 ($0.01 per share, basic) loss related to Boddington acquisition costs and (iii) a $5 ($0.01 per share, basic) loss on the impairment of marketable equity securities and other assets;

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

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Second quarter 2008:  (i) a $41 ($0.09 per share, basic) loss on reclamation obligations at non-operating properties; (ii) a $34 ($0.08 per share, basic) loss on the impairment of marketable equity securities and (iii) a $5 ($0.01 per share, basic) loss related to the Western Australia gas interruption;

First quarter 2008:  (i) a $22 ($0.04 per share, basic) loss on the impairment of marketable equity securities.

NOTE 35	SUBSEQUENT EVENTS

On February 23, 2010, PTNNT repaid the $220 remaining balance under the PTNNT project financing facility. As a result, the Company is no longer required to maintain letters of credit to secure 56.25% of the PTNNT project financing facility and PTNNT’s assets are no longer pledged as collateral.

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

Information concerning Newmont’s directors, Audit Committee, Compliance with Section 16(a) of the Exchange Act and Code of Ethics is contained in Newmont’s definitive Proxy Statement, filed pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934 for the 2010 Annual Meeting of Stockholders and is incorporated herein by reference. Information concerning Newmont’s executive officers is set forth under Item 4A of this report.

ITEM 11.	EXECUTIVE COMPENSATION

Information concerning this item is contained in Newmont’s definitive Proxy Statement, filed pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934 for the 2010 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information concerning this item is contained in Newmont’s definitive Proxy Statement, filed pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934 for the 2010 Annual Meeting of Stockholders and incorporated herein by reference.

Equity Compensation Plan Information

The following table sets forth at December 31, 2009 information regarding Newmont’s Common Stock that may be issued under Newmont’s equity compensation plans:

			Number of Securities
			Remaining Available for
	Number of		Future Issuance Under
	Securities to be	Weighted-Average	Equity Compensation
	Issued Upon Exercise of	Exercise Price of	Plans (Excluding
	Outstanding Options,	Outstanding Options,	Securities Reflected in
	Warrants and Rights	Warrants and Rights	Column (a))
Plan Category	(a)	(b)(1)	(c)

Equity compensation plans approved by security holders(2)	6,698,931	$43.26	12,078,606(3)
Equity compensation plans not approved by security holders	218,951(4)	$26.28	—
TOTAL	6,917,882	$38.02	12,078,606

(1)	The weighted average exercise price does not take into account the shares issuable upon vesting of director stock units and restricted stock units.

(2)	Newmont’s 2005 Stock Incentive Plan was approved by the stockholders on April 27, 2005. A maximum of 20,000,000 shares of Newmont’s Common Stock were authorized to be issued under this plan. Out of this maximum number of shares, no more than 10,000,000 shares may be awarded as restricted stock and other stock based awards and no more than 1,000,000 shares may be awarded as non-employee director stock awards. In addition, no more than 1,000,000 shares may be awarded without agreements providing for vesting in full in three years or more, subject to certain exceptions such as shares subject to performance-based conditions.

(3)	Securities remaining available for future issuance under the 2005 Stock Incentive Plan. No additional grants or awards will be made under any of the Company’s other plans.

(4)	Shares of common stock issuable upon exercise of outstanding options granted under the 1999 Employees Stock Plan. Options have a term of 10 years and vest in periods ranging from two to four years.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information concerning this item is contained in Newmont’s definitive Proxy Statement, filed pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934 for the 2010 Annual Meeting of Stockholders and incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information concerning this item is contained in Newmont’s definitive Proxy Statement, filed pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934 for the 2010 Annual Meeting of Stockholders and incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as a part of this report:

(a)	Financial Statements

The Consolidated Financial Statements, together with the report thereon of PricewaterhouseCoopers LLP dated February 25, 2010, are included as part of Item 8, Financial Statements and Supplementary Data, commencing on page 85 above.

(b)	Exhibits

Reference is made to the Exhibit Index beginning on page E-1 hereof.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

NEWMONT MINING CORPORATION

By:	/s/ Jeffrey K. Reeser
Jeffrey K. Reeser
Vice President and Secretary

February 25, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 25, 2010.

Signature		Title

* Richard T. O’Brien		President, Chief Executive Officer and Director (Principal Executive Officer)

* Russell Ball		Executive Vice President and Chief Financial Officer (Principal Financial Officer)

* Roger P. Johnson		Vice President and Chief Accounting Officer (Principal Accounting Officer)

Glen A. Barton*		Director
Vincent A. Calarco*		Director
Joseph A. Carrabba*		Director
Noreen Doyle*		Director
Veronica M. Hagen*		Director
Michael S. Hamson*		Director
Robert J. Miller*		Director
John B. Prescott*		Director
Donald C. Roth*		Director
James V. Taranik*		Director
Simon R. Thompson*		Director

*By:	/s/ Jeffrey K. Resser Jeffrey K. Reeser Attorney-in-Fact

S-1

EXHIBIT INDEX

Exhibit
Number		Description

1.1	—	Underwriting Agreement relating to the sale of the Shares, dated January 28, 2009 between Newmont, Citigroup Global Markets Inc. and J.P. Morgan Securities Inc. as representatives of the several underwriters named therein. Incorporated by reference to Exhibit 1.1 to Registrant’s Form 8-K filed with the Securities and Exchange Commission on February 3, 2009.
1.2	—	Underwriting Agreement relating to the sale of the 2012 Notes, dated January 28, 2009 between Newmont, Citigroup Global Markets Inc. and J.P. Morgan Securities Inc. as representatives of the several underwriters named therein. Incorporated by reference to Exhibit 1.2 to Registrant’s Form 8-K filed with the Securities and Exchange Commission on February 3, 2009.
1.3	—	Underwriting Agreement dated September 15, 2009, among Registrant, Newmont USA Limited and Deutsche Bank Securities Inc., and UBS Securities LLC, as representatives of the several Underwriters named therein. Incorporated by reference to Exhibit 1.1 to Registrant’s Form 8-K filed with the Securities and Exchange Commission on September 18, 2009.
2.1	—	Agreement dated October 8, 2007, among Registrant, Newmont Mining B.C. Limited and Miramar Mining Corporation. Incorporated by reference to Exhibit 2.1 to Registrant’s Form 8-K filed with the Securities and Exchange Commission on October 10, 2007 and Exhibit 7.3 to Registrant’s Schedule 13D filed with the Securities and Exchange Commission on October 9, 2007.
2.2	—	Acquisition Agreement, dated November 30, 2007, between Registrant and Franco-Nevada Corporation. Incorporated by reference to Exhibit 99.1 to Registrant’s Form 8-K/A filed with the Securities and Exchange Commission on December 26, 2007.
3.1	—	Certificate of Incorporation of Registrant, restated as of October 28, 2009. Incorporated by reference to Exhibit 3.1 to Registrant’s Form 10-Q for the period September 30, 2009, and filed with the Securities and Exchange Commission on October 29, 2009.
3.2	—	Certificate of Designations of Special Voting Stock. Incorporated herein by reference to Exhibit 3.3 to the Registrant’s Registration Statement on Form 8-A relating to the registration of its common stock, filed with the Securities and Exchange Commission on February 15, 2002.
3.3	—	Certificate of Elimination of $3.25 Convertible Preferred Stock of Registrant. Incorporated by reference to Exhibit 3.1 to Registrant’s Form 10-Q for the period June 30, 2009, and filed with the Securities and Exchange Commission on July 23, 2009.
3.4	—	By-laws of the Registrant as amended and restated effective October 28, 2009. Incorporated by reference to Exhibit 3.5 to Registrant’s Form 10-Q for the period September 30, 2009, and filed with the Securities and Exchange Commission on October 29, 2009.
4.1	—	Indenture, dated as of March 22, 2005, among Newmont Mining Corporation, Newmont USA Limited and Citibank, N.A. Incorporated by reference to Exhibit 4.1 to Registrant’s Form 8-K filed with the Securities and Exchange Commission on March 22, 2005.
4.2	—	Form of 5.875% Note due 2035 issued pursuant to Indenture, dated as of March 22, 2005, among Registrant, Newmont USA Limited and Citibank, N.A. Incorporated by reference to Exhibit 4.2 to Registrant’s Form 8-K filed with the Securities and Exchange Commission on March 22, 2005.
4.3	—	Indenture, dated as of July 17, 2007, among Registrant, Newmont USA Limited and The Bank of New York Trust Company, N.A. relating to 1.250% Convertible Senior Notes due 2014. Incorporated by reference to Exhibit 4.1 to Registrant’s Quarterly Report on Form 10-Q for the period June 30, 2007, filed with the Securities and Exchange Commission on August 2, 2007.

Exhibit
Number		Description

4.4	—	Indenture, dated as of July 17, 2007, among Registrant, Newmont USA Limited and The Bank of New York Trust Company, N.A relating to 1.625% Convertible Senior Notes due 2017. Incorporated by reference to Exhibit 4.2 to Registrant’s Quarterly Report on Form 10-Q for the period June 30, 2007, filed with the Securities and Exchange Commission on August 2, 2007.
4.5	—	Indenture, dated as of February 3, 2009, by and among Registrant, Newmont USA Limited and The Bank of New York Mellon Trust Company, N.A., as trustee (including form of 3.00% Convertible Senior Note due 2012).Incorporated by reference to Exhibit 4.1 of Registrant’s Form 8-K filed with the Securities and Exchange Commission on February 3, 2009.
4.6	—	Indenture, dated September 18, 2009, among Registrant, Newmont USA Limited and The Bank of New York Mellon Trust Company, N.A., as trustee. Incorporated by reference to Exhibit 4.1 to Registrant’s Form 10-Q for the period September 30, 2009, and filed with the Securities and Exchange Commission on October 29, 2009.
4.7	—	First Supplemental Indenture, dated September 18, 2009, among Registrant, Newmont USA Limited and The Bank of New York Mellon Trust Company, N.A., as trustee (including form of 5.125% Senior Note due 2019, form of 6.250% Senior Note due 2039, and forms of Guaranty for the 2019 Notes and 2039 Notes) . Incorporated by reference to Exhibit 4.2 to Registrant’s Form 10-Q for the period September 30, 2009, and filed with the Securities and Exchange Commission on October 29, 2009.
4.8	—	Pass Through Trust Agreement dated as of July 15, 1994, between Newmont Gold Company (now known as “Newmont USA Limited”) and The First National Bank of Chicago relating to the Pass Through Certificates, Series 1994-A1. (The front cover of this Exhibit indicates the material differences between such Exhibit and the substantially similar (except for price-related information) Pass-Through Agreement between Newmont Gold Company (now known as “Newmont USA Limited”) and The First National Bank of Chicago relating to the Pass-Through Certificates, Series 1994-A2.) Incorporated by reference to Exhibit 4.1 to Newmont Gold Company’s Quarterly Report on Form 10-Q for the period September 30, 1994.
4.9	—	Lease dated as of September 30, 1994, between Newmont Gold Company (now known as “Newmont USA Limited”) and Shawmut Bank Connecticut, National Association relating to Trust No. 1 and a 75% undivided interest in Newmont Gold Company’s refractory gold ore treatment facility. (The front cover of this Exhibit indicates the material differences between such Exhibit and the substantially similar (except for price-related information) entered into on the same date relating to the remaining 25% undivided interest in the facility.) Incorporated by reference to Exhibit 4.2 to Newmont Gold Company’s Quarterly Report on Form 10-Q for the period September 30, 1994.
4.10	—	Trust Indenture and Security Agreement dated as of July 15, 1994, between Shawmut Bank Connecticut, National Association and The First National Bank of Chicago relating to Trust No. 1 and a 75% undivided interest in Newmont Gold Company’s (now known as “Newmont USA Limited”) refractory gold ore treatment facility. (The front cover of this Exhibit indicates the material differences between such Exhibit and the substantially similar (except for price-related information) entered into on the same date relating to the remaining 25% undivided interest in the facility.) Incorporated by reference to Exhibit 4.3 to Newmont Gold Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1994.
4.11	—	See footnote(1).
10.1	—	Savings Equalization Plan, amended and restated, of Newmont USA Limited, a wholly owned subsidiary of the Registrant, effective December 31, 2008 Incorporated by reference to Exhibit 10.1 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008.

Exhibit
Number		Description

10.2	—	Pension Equalization Plan, amended and restated, of Newmont USA Limited, a wholly owned subsidiary of the Registrant, effective December 31, 2008 Incorporated by reference to Exhibit 10.1 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008.
10.3	—	1996 Employees Stock Plan amended and restated effective as of March 17, 1999. Incorporated by reference to Exhibit 10(d) to Newmont Mining Corporation’s Annual Report on Form 10-K for the year ended December 31, 1998.
10.4	—	1999 Employees Stock Plan. Incorporated by reference to Exhibit 10(e) to Newmont Mining Corporation’s Annual Report on Form 10-K for the year ended December 31, 1998.
10.5	—	2005 Stock Incentive Plan, amended and restated effective October 26, 2005. Incorporated by reference to Exhibit 10.1 of Registrant’s Form 8-K filed with the Securities and Exchange Commission on October 31, 2005.
10.6	—	Form of Award Agreement used for Executive Officers to grant stock options pursuant to Registrant’s 1996 Employees Stock Plan. Incorporated herein by reference to Exhibit 99.2 of Registrant’s Form 8-K filed with the Securities and Exchange Commission on December 13, 2004.
10.7	—	Form of Award Agreement used for Executive Officers to grant stock options pursuant to Registrant’s 1999 Employees Stock Plan. Incorporated herein by reference to Exhibit 10.1 of Registrant’s Form 8-K filed with the Securities and Exchange Commission on March 2, 2005.
10.8	—	Form of Award Agreement used for Executive Officers to grant restricted stock pursuant to Registrant’s 1999 Employees Stock Plan. Incorporated herein by reference to Exhibit 10.1 of Registrant’s Form 8-K filed with the Securities and Exchange Commission on March 2, 2005.
10.9	—	Form of Award Agreement used for Executive Officers to grant restricted stock units pursuant to Registrant’s 1999 Employees Stock Plan. Incorporated herein by reference to Exhibit 10.2 of Registrant’s Form 8-K filed with the Securities and Exchange Commission on March 2, 2005.
10.10	—	Form of Award Agreement used for Executive Officers to grant stock options pursuant to Registrant’s 2005 Stock Incentive Plan. Incorporated herein by reference to Exhibit 10.2 of Registrant’s Form 8-K filed with the Securities and Exchange Commission on October 26, 2005.
10.11	—	Form of Award Agreement used for Executive Officers to grant restricted stock pursuant to Registrant’s 2005 Stock Incentive Plan. Incorporated herein by reference to Exhibit 10.3 of Registrant’s Form 8-K filed with the Securities and Exchange Commission on October 26, 2005.
10.12	—	Form of Award Agreement used for Executive Officers to grant restricted stock units pursuant to the Registrant’s 2005 Stock Incentive Plan. Incorporated by reference to Exhibit 10.1 to Registrant’s Form 10-Q for the period March 31, 2009, and filed with the Securities and Exchange Commission on April 30, 2009.
10.13	—	Award Agreement for Richard O’Brien dated April 30, 2007 to grant restricted stock pursuant to Registrant’s 2005 Stock Incentive Plan. Incorporated herein by reference to Exhibit 10.2 to Registrant’s Form 10-Q for the period March 31, 2007, filed with the Securities and Exchange Commission on April 27, 2007.
10.14	—	Award Agreement for Richard O’Brien dated October 31, 2008 to grant restricted stock pursuant to Registrant’s 2005 Stock Incentive Plan. Incorporated by reference to Exhibit 10.1 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008.
10.15	—	Award Agreement for Richard O’Brien dated October 31, 2008 to grant stock options pursuant to Registrant’s 2005 Stock Incentive Plan. Incorporated by reference to Exhibit 10.1 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008.

Exhibit
Number		Description

10.16	—	Form of Award Agreement used for non-employee directors to grant director stock units pursuant to the 2005 Stock Incentive Plan. Incorporated herein by reference to Exhibit 10.1 of Registrant’s Form 8-K filed with the Securities and Exchange Commission on June 17, 2005.
10.17	—	Annual Incentive Compensation Program of Registrant, as amended and restated effective January 1, 2009. Incorporated by reference to Exhibit 10.1 to Registrant’s Form 10-Q for the period June 30, 2009, and filed with the Securities and Exchange Commission on July 23, 2009.
10.18	—	Employee Performance Incentive Compensation Program of Registrant, effective and restated January 1, 2009. Incorporated by reference to Exhibit 10.2 to Registrant’s Form 10-Q for the period June 30, 2009, and filed with the Securities and Exchange Commission on July 23, 2009.
10.19	—	Senior Executive Compensation Program effective January 1, 2010, filed herewith.
10.20	—	Amended and Restated Officers’ Death Benefit Plan effective January 1, 2004 of Newmont USA Limited, a wholly owned subsidiary of Registrant. Incorporated herein by reference to Exhibit 10.1 to Registrant’s Form 8-K filed with the Securities and Exchange Commission on December 22, 2004.
10.21	—	Executive Change of Control Plan, amended and restated effective December 31, 2008, of Newmont USA Limited, a wholly owned subsidiary of Registrant. Incorporated by reference to Exhibit 10.1 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008.
10.22	—	Newmont Mining Corporation 2000 Non-Employee Directors Stock Plan, as Amended and Restated as of May 17, 2000. Incorporated by reference to Exhibit 10 to Newmont Mining Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.
10.23	—	Credit Agreement dated as of July 30, 2004, as amended and restated as of July 28, 2005, as amended and restated April 24, 2007, among Newmont Mining Corporation, Newmont USA Limited, JP Morgan Chase Bank, N.A., Australia and New Zealand Banking Group Limited, Banco Bilbao Vizcaya SA, Bank of Montreal Chicago Branch, The Bank of New York, The Bank of Nova Scotia, The Bank of Tokyo-Mitsubishi, Ltd., BNP Paribas, Calyon New York Branch, CIBC Inc., Citicorp USA Inc., Commonwealth Bank of Australia New York Branch, Deutsche Bank AG New York Branch, HSBC Bank USA, National Association, Mizuho Corporate Bank, Ltd., Royal Bank of Canada, The Royal Bank of Scotland, plc, Societe Generale, Sumitomo Mitsui Banking Corporation, UBS Loan Finance LLC, US Bank N.A. Incorporated by reference as Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the period March 31, 2007, filed with the Securities and Exchange Commission on April 27, 2007.
10.24	—	Retention and Transition Agreement effective July 22, 2009, between Newmont USA Limited and Brant Hinze. Incorporated by reference to Exhibit 10.4 to Registrant’s Form 10-Q for the period June 30, 2009, and filed with the Securities and Exchange Commission on July 23, 2009.
10.25	—	Purchase Agreement, dated as of July 11, 2007, by and among Newmont Mining Corporation, Newmont USA Limited and J.P. Morgan Securities Inc. and Citigroup Global Markets Inc., as Representatives of the several Initial Purchasers listed in Schedule I thereto. Incorporated by reference as Exhibit 10.1 to Registrant’s Form 10-Q for the period June 30, 2007, filed with the Securities and Exchange Commission on August 2, 2007.
10.26	—	Confirmation of Convertible Note Hedge, dated as of July 11, 2007, between Newmont Mining Corporation and JPMorgan Chase Bank, National Association, London Branch (with respect to 2014 Notes). Incorporated by reference as Exhibit 10.2 to Registrant’s Form 10-Q for the period June 30, 2007, filed with the Securities and Exchange Commission on August 2, 2007.

Exhibit
Number		Description

10.27	—	Confirmation of Convertible Note Hedge, dated as of July 11, 2007, between Newmont Mining Corporation and JPMorgan Chase Bank, National Association, London Branch (with respect to 2017 Notes). Incorporated by reference as Exhibit 10.3 to Registrant’s Form 10-Q for the period June 30, 2007, filed with the Securities and Exchange Commission on August 2, 2007.
10.28	—	Confirmation of Convertible Note Hedge, dated as of July 11, 2007, between Newmont Mining Corporation and Citibank, N.A. (with respect to 2014 Notes). Incorporated by reference as Exhibit 10.4 to Registrant’s Form 10-Q for the period June 30, 2007, filed with the Securities and Exchange Commission on August 2, 2007. 2007.
10.29	—	Confirmation of Convertible Note Hedge, dated as of July 11, 2007, between Newmont Mining Corporation and Citibank, N.A. (with respect to 2017 Notes). Incorporated by reference as Exhibit 10.5 to Registrant’s Form 10-Q for the period June 30, 2007, filed with the Securities and Exchange Commission on August 2, 2007.
10.30	—	Confirmation of Convertible Note Hedge, dated as of July 11, 2007, between Newmont Mining Corporation and UBS AG, London Branch (with respect to 2014 Notes). Incorporated by reference as Exhibit 10.6 to Registrant’s Form 10-Q for the period June 30, 2007, filed with the Securities and Exchange Commission on August 2, 2007.
10.31	—	Confirmation of Convertible Note Hedge, dated as of July 11, 2007, between Newmont Mining Corporation and UBS AG, London Branch (with respect to 2017 Notes). Incorporated by reference as Exhibit 10.7 to Registrant’s Form 10-Q for the period June 30, 2007, filed with the Securities and Exchange Commission on August 2, 2007.
10.32	—	Confirmation of Convertible Note Hedge, dated as of July 11, 2007, between Newmont Mining Corporation and Deutsche Bank AG, London Branch (with respect to 2014 Notes). Incorporated by reference as Exhibit 10.8 to Registrant’s Form 10-Q for the period June 30, 2007, filed with the Securities and Exchange Commission on August 2, 2007.
10.33	—	Confirmation of Convertible Note Hedge, dated as of July 11, 2007, between Newmont Mining Corporation and Deutsche Bank AG, London Branch (with respect to 2017 Notes). Incorporated by reference as Exhibit 10.9 to Registrant’s Form 10-Q for the period June 30, 2007, filed with the Securities and Exchange Commission on August 2, 2007.
10.34	—	Confirmation of Convertible Note Warrant Transaction, dated as of July 11, 2007, between Newmont Mining Corporation and JPMorgan Chase Bank, National Association, London Branch (with respect to 2014 Notes). Incorporated by reference as Exhibit 10.10 to Registrant’s Form 10-Q for the period June 30, 2007, filed with the Securities and Exchange Commission on August 2, 2007.
10.35	—	Confirmation of Convertible Note Warrant Transaction, dated as of July 11, 2007, between Newmont Mining Corporation and JPMorgan Chase Bank, National Association, London Branch (with respect to 2017 Notes). Incorporated by reference as Exhibit 10.11 to Registrant’s Form 10-Q for the period June 30, 2007, filed with the Securities and Exchange Commission on August 2, 2007.
10.36	—	Confirmation of Convertible Note Warrant Transaction, dated as of July 11, 2007, between Newmont Mining Corporation and Citibank, N.A. (with respect to 2014 Notes). Incorporated by reference as Exhibit 10.12 to Registrant’s Form 10-Q for the period June 30, 2007, filed with the Securities and Exchange Commission on August 2, 2007.
10.37	—	Confirmation of Convertible Note Warrant Transaction, dated as of July 11, 2007, between Newmont Mining Corporation and Citibank, N.A. (with respect to 2017 Notes). Incorporated by reference as Exhibit 10.13 to Registrant’s Form 10-Q for the period June 30, 2007, filed with the Securities and Exchange Commission on August 2, 2007.
10.38	—	Confirmation of Convertible Note Warrant Transaction, dated as of July 11, 2007, between Newmont Mining Corporation and UBS AG, London Branch (with respect to 2014 Notes). Incorporated by reference as Exhibit 10.14 to Registrant’s Form 10-Q for the period June 30, 2007, filed with the Securities and Exchange Commission on August 2, 2007.

Exhibit
Number		Description

10.39	—	Confirmation of Convertible Note Warrant Transaction, dated as of July 11, 2007, between Newmont Mining Corporation and UBS AG, London Branch (with respect to 2017 Notes). Incorporated by reference as Exhibit 10.15 to Registrant’s Form 10-Q for the period June 30, 2007, filed with the Securities and Exchange Commission on August 2, 2007.
10.40	—	Confirmation of Convertible Note Warrant Transaction, dated as of July 11, 2007, between Newmont Mining Corporation and Deutsche Bank AG, London Branch (with respect to 2014 Notes). Incorporated by reference as Exhibit 10.16 to Registrant’s Form 10-Q for the period June 30, 2007, filed with the Securities and Exchange Commission on August 2, 2007.
10.41	—	Confirmation of Convertible Note Warrant Transaction, dated as of July 11, 2007, between Newmont Mining Corporation and Deutsche Bank AG, London Branch (with respect to 2017 Notes). Incorporated by reference as Exhibit 10.17 to Registrant’s on Form 10-Q for the period June 30, 2007, filed with the Securities and Exchange Commission on August 2, 2007.
10.42	—	Confirmation of Convertible Note Hedge, dated as of July 13, 2007, between Newmont Mining Corporation and JPMorgan Chase Bank, National Association, London Branch (with respect to 2014 Notes). Incorporated by reference as Exhibit 10.18 to Registrant’s Form 10-Q for the period June 30, 2007, filed with the Securities and Exchange Commission on August 2, 2007.
10.43	—	Confirmation of Convertible Note Hedge, dated as of July 13, 2007, between Newmont Mining Corporation and JPMorgan Chase Bank, National Association, London Branch (with respect to 2017 Notes). Incorporated by reference as Exhibit 10.19 to Registrant’s Form 10-Q for the period June 30, 2007, filed with the Securities and Exchange Commission on August 2, 2007.
10.44	—	Confirmation of Convertible Note Hedge, dated as of July 13, 2007, between Newmont Mining Corporation and Citibank, N.A. (with respect to 2014 Notes). Incorporated by reference as Exhibit 10.20 to Registrant’s Form 10-Q for the period June 30, 2007, filed with the Securities and Exchange Commission on August 2, 2007.
10.45	—	Confirmation of Convertible Note Hedge, dated as of July 13, 2007, between Newmont Mining Corporation and Citibank, N.A. (with respect to 2017 Notes). Incorporated by reference as Exhibit 10.21 to Registrant’s Form 10-Q for the period June 30, 2007, filed with the Securities and Exchange Commission on August 2, 2007.
10.46	—	Confirmation of Convertible Note Hedge, dated as of July 13, 2007, between Newmont Mining Corporation and UBS AG, London Branch (with respect to 2014 Notes). Incorporated by reference as Exhibit 10.22 to Registrant’s Form 10-Q for the period June 30, 2007, filed with the Securities and Exchange Commission on August 2, 2007.
10.47	—	Confirmation of Convertible Note Hedge, dated as of July 13, 2007, between Newmont Mining Corporation and UBS AG, London Branch (with respect to 2017 Notes). Incorporated by reference as Exhibit 10.23 to Registrant’s Form 10-Q for the period June 30, 2007, filed with the Securities and Exchange Commission on August 2, 2007.
10.48	—	Confirmation of Convertible Note Hedge, dated as of July 13, 2007, between Newmont Mining Corporation and Deutsche Bank AG, London Branch (with respect to 2014 Notes). Incorporated by reference as Exhibit 10.24 to Registrant’s Form 10-Q for the period June 30, 2007, filed with the Securities and Exchange Commission on August 2, 2007.
10.49	—	Confirmation of Convertible Note Hedge, dated as of July 13, 2007, between Newmont Mining Corporation and Deutsche Bank AG, London Branch (with respect to 2017 Notes). Incorporated by reference as Exhibit 10.25 to Registrant’s Form 10-Q for the period June 30, 2007, filed with the Securities and Exchange Commission on August 2, 2007.
10.50	—	Confirmation of Convertible Note Warrant Transaction, dated as of July 13, 2007, between Newmont Mining Corporation and JPMorgan Chase Bank, National Association, London Branch (with respect to 2014 Notes). Incorporated by reference as Exhibit 10.26 to Registrant’s Form 10-Q for the period June 30, 2007, filed with the Securities and Exchange Commission on August 2, 2007.

Exhibit
Number		Description

10.51	—	Confirmation of Convertible Note Warrant Transaction, dated as of July 13, 2007, between Newmont Mining Corporation and JPMorgan Chase Bank, National Association, London Branch (with respect to 2017 Notes). Incorporated by reference as Exhibit 10.27 to Registrant’s Form 10-Q for the period June 30, 2007, filed with the Securities and Exchange Commission on August 2, 2007.
10.52	—	Confirmation of Convertible Note Warrant Transaction, dated as of July 13, 2007, between Newmont Mining Corporation and Citibank, N.A. (with respect to 2014 Notes). Incorporated by reference as Exhibit 10.28 to Registrant’s Form 10-Q for the period June 30, 2007, filed with the Securities and Exchange Commission on August 2, 2007.
10.53	—	Confirmation of Convertible Note Warrant Transaction, dated as of July 13, 2007, between Newmont Mining Corporation and Citibank, N.A. (with respect to 2017 Notes). Incorporated by reference as Exhibit 10.29 to Registrant’s Form 10-Q for the period June 30, 2007, filed with the Securities and Exchange Commission on August 2, 2007.
10.54	—	Confirmation of Convertible Note Warrant Transaction, dated as of July 13, 2007, between Newmont Mining Corporation and UBS AG, London Branch (with respect to 2014 Notes). Incorporated by reference as Exhibit 10.30 to Registrant’s Form 10-Q for the period June 30, 2007, filed with the Securities and Exchange Commission on August 2, 2007.
10.55	—	Confirmation of Convertible Note Warrant Transaction, dated as of July 13, 2007, between Newmont Mining Corporation and UBS AG, London Branch (with respect to 2017 Notes). Incorporated by reference as Exhibit 10.31 to Registrant’s Form 10-Q for the period June 30, 2007, filed with the Securities and Exchange Commission on August 2, 2007.
10.56	—	Confirmation of Convertible Note Warrant Transaction, dated as of July 13, 2007, between Newmont Mining Corporation and Deutsche Bank AG, London Branch (with respect to 2014 Notes). Incorporated by reference as Exhibit 10.32 to Registrant’s Form 10-Q for the period June 30, 2007, filed with the Securities and Exchange Commission on August 2, 2007.
10.57	—	Confirmation of Convertible Note Warrant Transaction, dated as of July 13, 2007, between Newmont Mining Corporation and Deutsche Bank AG, London Branch (with respect to 2017 Notes). Incorporated by reference as Exhibit 10.33 to Registrant’s Form 10-Q for the period June 30, 2007, filed with the Securities and Exchange Commission on August 2, 2007.
10.58	—	Office Space and Office Services Agreement between Newmont (USA) Limited and Wayne W. Murdy effective January 1, 2008. Incorporated by reference as Exhibit 10.37 to Registrant’s Form 10-Q for the period June 30, 2007, filed with the Securities and Exchange Commission on August 2, 2007.
10.59	—	Sale and Purchase Agreement, dated as of January 27, 2009 with AngloGold Ashanti Australia Limited. Incorporated by reference as Exhibit 10.1 to Registrant’s Form 8-K filed with the Securities and Exchange Commission on January 28, 2009.
10.60	—	Contract of Work dated December 2, 1986, between the Government of the Republic of Indonesia and PT Newmont Nusa Tenggara. Incorporated by reference as Exhibit 10.1 to Registrant’s Form 10-Q filed with the Securities and Exchange Commission on July 24, 2008.
12.1	—	Statement re Computation of Ratio of Earnings to Fixed Charges, filed herewith.
21	—	Subsidiaries of Newmont Mining Corporation, filed herewith.
23.1	—	Consent of PricewaterhouseCoopers LLP, filed herewith.
24	—	Power of Attorney, filed herewith.
31.1	—	Certification Pursuant to Rule 13A-14 or 15D-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 signed by the Principal Executive Officer, filed herewith.
31.2	—	Certification Pursuant to Rule 13A-14 or 15D-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 signed by the Principal Financial Officer, filed herewith.

Exhibit
Number		Description

32.1	—	Statement Required by 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed by Principal Executive Officer, furnished herewith.
32.2	—	Statement Required by 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed by Chief Financial Officer, furnished herewith.
100(2)	—	The following materials from the Annual Report on Form 10-K of Newmont Mining Corporation for the year ended December 31, 2009, filed on February 24, 2010, formatted in XBRL (eXtensible Business Reporting Language): (i) Statements of Consolidated Income (Loss), (ii) Statements of Consolidated Cash Flows, (iii) Consolidated Balance Sheets, (iv) Statements of Consolidated Changes in Equity, (v) Statements of Consolidated Comprehensive Income (Loss), (vi) document and entity information, and (vii) related notes to these financial statements tagged as blocks of text. In accordance with Rule 402 of Regulation S-T, the information in this Exhibit 100 shall not be deemed “filed” for the purposes of section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liability of that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by the specific reference in such filing.

(1)	In reliance upon Item 601(b)(4)(iii) of Regulation S-K, various instruments defining the rights of holders of long-term debt of the Newmont Mining Corporation are not being filed herewith because the total of securities authorized under each such instrument does not exceed 10% of the total assets of Newmont Mining Corporation. Newmont Mining Corporation hereby agrees to furnish a copy of any such instrument to the Commission upon request.

(2)	In accordance with Rule 402 of Regulation S-T, the information in this Exhibit 100 shall not be deemed “filed” for the purposes of section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liability of that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by the specific reference in such filing.