Form 10-Q
period 2010-03-31
NEWMONT MINING CORP /DE/
filed 2010-04-27
CIK 1164727

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b2 of the Exchange Act). ☐ Yes ☑ No
There were 483,457,696 shares of common stock outstanding on April 20, 2010 (and 7,846,441 exchangeable shares).

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.
NEWMONT MINING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited, in millions except per share)

	Three Months Ended
	March 31,
	2010	2009

Sales (Note 3)	$2,242	$1,536

Costs and expenses
Costs applicable to sales (1) (Note 3)	875	739
Amortization (Note 3)	224	191
Reclamation and remediation (Note 4)	13	12
Exploration	43	41
Advanced projects, research and development (Note 5)	46	31
General and administrative	45	39
Other expense, net (Note 6)	89	73

	1,335	1,126

Other income (expense)
Other income, net (Note 7)	48	9
Interest expense, net	(75)	(32)

	(27)	(23)

Income before income tax and other items	880	387
Income tax expense (Note 10)	(135)	(105)
Equity loss of affiliates	(2)	(5)

Net income	743	277
Net income attributable to noncontrolling interests (Note 12)	(197)	(88)

Net income attributable to Newmont stockholders	$546	$189

Income per common share, basic and diluted (Note 13)	$1.11	$0.40

Cash dividends declared per common share	$0.10	$0.10

(1)	Exclusive of Amortization and Reclamation and remediation.
The accompanying notes are an integral part of the condensed consolidated financial statements.

NEWMONT MINING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in millions)

	Three Months Ended
	March 31,
	2010	2009
Operating activities:
Net income	$743	$277
Adjustments:
Amortization	224	191
Reclamation and remediation (Note 4)	13	12
Deferred income taxes	(102)	(19)
Stock based compensation and other benefits	18	14
Other operating adjustments and write-downs	5	36
Net change in operating assets and liabilities (Note 24)	(173)	(130)

Net cash provided from continuing operations	728	381
Net cash provided from (used in) discontinued operations (Note 11)	(13)	4

Net cash provided from operations	715	385

Investing activities:
Additions to property, plant and mine development	(309)	(330)
Investments in marketable debt and equity securities	(3)	—
Acquisitions, net	—	(11)
Proceeds from sale of other assets	38	—
Other	(11)	(13)

Net cash used in investing activities	(285)	(354)

Financing activities:
Proceeds from debt, net	—	1,369
Repayment of debt	(250)	(1,589)
Sale of subsidiary shares to noncontrolling interests	229	—
Acquisition of subsidiary shares from noncontrolling interests	(39)	—
Dividends paid to common stockholders	(49)	(49)
Dividends paid to noncontrolling interests	(220)	—
Proceeds from stock issuance, net	3	1,239
Change in restricted cash and other	46	13

Net cash provided from (used in) financing activities of continuing operations	(280)	983
Net cash used in financing activities of discontinued operations (Note 11)	—	(1)

Net cash provided from (used in) financing activities	(280)	982

Effect of exchange rate changes on cash	(1)	1

Net change in cash and cash equivalents	149	1,014
Cash and cash equivalents at beginning of period	3,215	435

Cash and cash equivalents at end of period	$3,364	$1,449

The accompanying notes are an integral part of the condensed consolidated financial statements.

NEWMONT MINING CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in millions)

	At March 31,	At December 31,
	2010	2009
ASSETS
Cash and cash equivalents	$3,364	$3,215
Trade receivables	491	438
Accounts receivable	110	102
Investments (Note 18)	73	56
Inventories (Note 19)	501	493
Stockpiles and ore on leach pads (Note 20)	470	403
Deferred income tax assets	229	215
Other current assets (Note 21)	723	900

Current assets	5,961	5,822
Property, plant and mine development, net	12,456	12,370
Investments (Note 18)	1,232	1,186
Stockpiles and ore on leach pads (Note 20)	1,519	1,502
Deferred income tax assets	1,030	937
Other long-term assets (Note 21)	447	482

Total assets	$22,645	$22,299

LIABILITIES
Current portion of debt (Note 22)	$78	$157
Accounts payable	356	396
Employee-related benefits	179	250
Income and mining taxes	280	200
Other current liabilities (Note 23)	1,120	1,317

Current liabilities	2,013	2,320
Debt (Note 22)	4,496	4,652
Reclamation and remediation liabilities (Note 4)	810	805
Deferred income tax liabilities	1,370	1,341
Employee-related benefits	395	381
Other long-term liabilities (Note 23)	156	174
Liabilities of operations held for sale (Note 11)	—	13

Total liabilities	9,240	9,686

Commitments and contingencies (Note 26)
EQUITY
Common stock	773	770
Additional paid-in capital	8,188	8,158
Accumulated other comprehensive income	743	626
Retained earnings	1,646	1,149

Newmont stockholders’ equity	11,350	10,703
Noncontrolling interests	2,055	1,910

Total equity	13,405	12,613

Total liabilities and equity	$22,645	$22,299

The accompanying notes are an integral part of the condensed consolidated financial statements.

NEWMONT MINING CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(dollars in millions, except per share, per ounce and per pound amounts)
NOTE 1 BASIS OF PRESENTATION
The interim Condensed Consolidated Financial Statements (“interim statements”) of Newmont Mining Corporation and its subsidiaries (collectively, “Newmont” or the “Company”) are unaudited. In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these interim statements have been included. The results reported in these interim statements are not necessarily indicative of the results that may be reported for the entire year. These interim statements should be read in conjunction with Newmont’s Consolidated Financial Statements for the year ended December 31, 2009 filed February 25, 2010. The year-end balance sheet data was derived from the audited financial statements, but does not include all disclosures required by U.S. generally accepted accounting principles (“GAAP”).
References to “A$” refer to Australian currency, “C$” to Canadian currency, “IDR” to Indonesian currency, “NZ$” to New Zealand currency and “$” to United States currency.
NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Recently Adopted Accounting Pronouncements
Variable Interest Entities
In June 2009, the Accounting Standards Codification (“ASC”) guidance for consolidation accounting was updated to require an entity to perform a qualitative analysis to determine whether the enterprise’s variable interest gives it a controlling financial interest in a Variable Interest Entity (“VIE”). This qualitative analysis identifies the primary beneficiary of a VIE as the entity that has both of the following characteristics: (i) the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and (ii) the obligation to absorb losses or receive benefits from the entity that could potentially be significant to the VIE. The updated guidance also requires ongoing reassessments of the primary beneficiary of a VIE.
The Company identified Nusa Tenggara Partnership (“NTP”), a partnership between Newmont and an affiliate of Sumitomo, that owns a 56% interest in PT Newmont Nusa Tenggara (“PTNNT” or “Batu Hijau”), as a VIE due to certain capital structures and contractual relationships. In December 2009, Newmont entered into a transaction with P.T. Pukuafu Indah (“PTPI”), an unrelated noncontrolling partner of PTNNT, whereby the Company agreed to advance certain funds to PTPI in exchange for a pledge of the noncontrolling partner’s 20% share of PTNNT dividends, net of withholding tax, and the assignment of its voting rights to the Company. As a result, PTPI was also determined to be a VIE as it has minimal equity capital and the voting rights associated with its interest in PTNNT reside with Newmont. The Company is considered the primary beneficiary of these entities and therefore consolidates them in the Company’s financial statements. Adoption of the updated guidance, effective for the Company’s fiscal year beginning January 1, 2010, had no impact on the Company’s condensed consolidated financial position, results of operations or cash flows.
Fair Value Accounting
In January 2010, ASC guidance for fair value measurements and disclosure was updated to require additional disclosures related to transfers in and out of level 1 and 2 fair value measurements and enhanced detail in the level 3 reconciliation. The guidance was amended to clarify the level of disaggregation required for assets and liabilities and the disclosures required for inputs and valuation techniques used to measure the fair value of assets and liabilities that fall in either level 2 or level 3. The updated guidance was effective for the Company’s fiscal year beginning January 1, 2010, with the exception of the level 3 disaggregation which is effective for the Company’s fiscal year beginning January 1, 2011. The adoption had no impact on the Company’s condensed consolidated financial position, results of operations or cash flows. Refer to Note 16 for further details regarding the Company’s assets and liabilities measured at fair value.

NEWMONT MINING CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(dollars in millions, except per share, per ounce and per pound amounts)
NOTE 3 SEGMENT INFORMATION
The Company’s reportable segments are based upon the Company’s management organization structure that is focused on the geographic region for the company’s operations. The financial information relating to Newmont’s segments is as follows:

		Costs		Advanced
		Applicable to		Projects and	Pre-Tax	Total	Capital
	Sales	Sales	Amortization	Exploration	Income	Assets	Expenditures(1)
Three Months Ended March 31, 2010
Nevada	$468	$258	$62	$17	$121	$3,250	$48
La Herradura	44	14	4	1	25	155	14
Hope Bay	—	—	3	17	(20)	1,965	9
Other North America	—	—	—	—	(1)	55	—

North America	512	272	69	35	125	5,425	71

Yanacocha	460	154	37	7	242	2,621	57
Other South America	—	—	—	5	(5)	25	—

South America	460	154	37	12	237	2,646	57

Boddington
Gold	167	80	22
Copper	38	24	6

Total Boddington	205	104	28	1	68	4,108	48

Other Australia/New Zealand	314	156	31	5	126	864	36
Batu Hijau:
Gold	165	34	10
Copper	455	91	27

Total Batu Hijau	620	125	37	—	407	2,988	28

Other Asia Pacific	—	—	1	5	17	314	2

Asia Pacific	1,139	385	97	11	618	8,274	114

Africa	131	64	17	7	38	1,195	27

Corporate and Other	—	—	4	24	(138)	5,105	3

Consolidated	$2,242	$875	$224	$89	$880	$22,645	$272

(1)	Accrual basis which includes a decrease in accrued capital of $37; consolidated capital expenditures on a cash basis were $309.

NEWMONT MINING CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(dollars in millions, except per share, per ounce and per pound amounts)

		Costs		Advanced
		Applicable to		Projects and	Pre-Tax	Total	Capital
	Sales	Sales	Amortization	Exploration	Income	Assets	Expenditures(2)
Three Months Ended March 31, 2009
Nevada	$468	$263	$61	$14	$121	$3,201	$53
La Herradura	23	10	2	—	13	95	9
Hope Bay	—	—	3	14	(17)	1,574	1
Other North America	—	—	—	1	(3)	52	—

North America	491	273	66	29	114	4,922	63

Yanacocha	427	152	41	4	204	2,023	33
Other South America	—	—	—	6	(4)	24	—

South America	427	152	41	10	200	2,047	33

Boddington	—	—	—	5	(7)	1,928	216
Other Australia/New Zealand	269	145	32	6	77	816	18
Batu Hijau:
Gold	59	27	7
Copper	161	85	21

Total Batu Hijau	220	112	28	—	64	2,460	6

Other Asia Pacific	—	—	1	2	(8)	152	1

Asia Pacific	489	257	61	13	126	5,356	241

Africa	129	57	18	6	46	1,190	10

Corporate and Other (1)	—	—	5	14	(99)	3,510	3

Consolidated	$1,536	$739	$191	$72	$387	$17,025	$350

(1)	Corporate and Other includes $69 of Assets held for sale.

(2)	Accrual basis which includes an increase in accrued capital of $20; consolidated capital expenditures on a cash basis were $330.
NOTE 4 RECLAMATION AND REMEDIATION
At March 31, 2010 and December 31, 2009, $704 and $698, respectively, were accrued for reclamation obligations relating to mineral properties. In addition, the Company is involved in several matters concerning environmental obligations associated with former, primarily historic, mining activities. Generally, these matters concern developing and implementing remediation plans at the various sites involved. At March 31, 2010 and December 31, 2009, $157 and $161, respectively, were accrued for such obligations.
The following is a reconciliation of reclamation and remediation liabilities:

	Three Months Ended March 31,
	2010	2009
Balance at beginning of period	$859	$757
Additions, changes in estimates and other	(3)	(2)
Liabilities settled	(8)	(13)
Accretion expense	13	12

Balance at end of period	$861	$754

NEWMONT MINING CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(dollars in millions, except per share, per ounce and per pound amounts)
The current portion of Reclamation and remediation liabilities of $51 and $54 at March 31, 2010 and December 31, 2009, respectively, are included in Other current liabilities (see Note 23).
The Company’s reclamation and remediation expenses consisted of:

	Three Months Ended March 31,
	2010	2009
Accretion — operating	$11	$9
Accretion — non-operating	2	3

	$13	$12

Asset retirement cost amortization	$7	$7

Asset retirement cost amortization is a component of Amortization.
NOTE 5 ADVANCED PROJECTS, RESEARCH AND DEVELOPMENT

	Three Months Ended March 31,
	2010	2009
Major projects:
Hope Bay	$10	$5
Akyem	3	1
Conga	1	—
Boddington	—	3
Other projects:
Technical and project services	12	5
Corporate	12	4
Nevada growth	3	6
Other	5	7

	$46	$31

NOTE 6 OTHER EXPENSE, NET

	Three Months Ended March 31,
	2010	2009
Community development	$48	$10
Regional administration	13	12
Peruvian royalty	6	6
Western Australia power plant	6	3
World Gold Council dues	3	3
Workforce reduction	—	14
Boddington acquisition costs	—	8
Batu Hijau divestiture	—	5
Other	13	12

	$89	$73

NEWMONT MINING CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(dollars in millions, except per share, per ounce and per pound amounts)
NOTE 7 OTHER INCOME, NET

	Three Months Ended March 31,
	2010	2009
Gain on asset sales, net	$33	$1
Canadian Oil Sands Trust income	10	4
Interest income	3	3
Write-down of investments (Note 18)	—	(6)
Foreign currency exchange losses, net	(9)	(3)
Other	11	10

	$48	$9

NOTE 8 EMPLOYEE PENSION AND OTHER BENEFIT PLANS

	Three Months Ended March 31,
	2010	2009
Pension benefit costs, net
Service cost	$5	$5
Interest cost	9	8
Expected return on plan assets	(7)	(7)
Amortization of loss	4	3

	$11	$9

	Three Months Ended March 31,
	2010	2009
Other benefit costs, net
Service cost	$1	$1
Interest cost	1	1

	$2	$2

NOTE 9 STOCK BASED COMPENSATION

	Three Months Ended March 31,
	2010	2009
Stock options	$3	$3
Restricted stock units	4	1
Performance leveraged stock units	3	—
Common stock	1	1
Restricted stock	1	1
Deferred stock	2	3

	$14	$9

No stock option awards were granted during the three months ended March 31, 2010 or 2009. At March 31, 2010, there was $16 of unrecognized compensation cost related to unvested stock options. This cost is expected to be recognized on a weighted-average basis for a period of approximately 2 years.

NEWMONT MINING CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(dollars in millions, except per share, per ounce and per pound amounts)
For the three months ended March 31, 2010 and 2009, 325,962 and 252,363 restricted stock units, respectively, were granted, at the weighted-average fair market value of $50 and $43, respectively, per underlying share of the Company’s common stock. At March 31, 2010, there was $24 of unrecognized compensation cost related to unvested restricted stock units. This cost is expected to be recognized on a weighted-average basis for a period of approximately 3 years.
For the three months ended March 31, 2010 and 2009, 64,646 and 39,853 shares of common stock, respectively, were granted under the Company’s financial performance share plan at the weighted-average fair market value of $50 and $43, respectively. In addition, for the three months ended March 31, 2010 and 2009, 129,302 and 80,172 restricted stock units, respectively, which were included in the restricted stock unit grants above, were awarded under this plan.
Beginning in 2010, the Company granted performance leveraged stock units (“PSUs”) to eligible executives. The actual number of PSUs earned will be determined at the end of a three year performance period (except two partial awards that will be based on a one and two year performance period, respectively), based upon certain measures of shareholder return. At March 31, 2010, there was $11 of unrecognized compensation cost related to unvested PSUs. This cost is expected to be recognized on a weighted-average basis for a period of approximately 2 years.
NOTE 10 INCOME TAXES
During the first quarter of 2010, the Company recorded estimated income tax expense of $135 resulting in an effective tax rate of 15%. Estimated tax expense during the first quarter of 2009 was $105 for an effective tax rate of 27%. The decrease of 12% in the effective tax rate from 2009 to 2010 was the result of a tax benefit of $127 being recorded from the conversion of non-US tax-paying entities to entities currently subject to U.S. income tax resulting in an increase in net deferred tax assets. The effective tax rates in the first quarter of 2010 and 2009 are different from the United States statutory rate of 35% primarily due to the above mentioned tax benefit in 2010, U.S. percentage depletion and the effect of different income tax rates in countries where earnings are indefinitely reinvested.
The Company operates in numerous countries around the world and accordingly it is subject to, and pays annual income taxes under, the various income tax regimes in the countries in which it operates. Some of these tax regimes are defined by contractual agreements with the local government, and others are defined by the general corporate income tax laws of the country. The Company has historically filed, and continues to file, all required income tax returns and paid the taxes reasonably determined to be due. The tax rules and regulations in many countries are highly complex and subject to interpretation. From time to time the Company is subject to a review of its historic income tax filings and in connection with such reviews, disputes can arise with the taxing authorities over the interpretation or application of certain rules to the Company’s business conducted within the country involved. At March 31, 2010, the Company’s total unrecognized tax benefit was $127 for uncertain tax positions taken or expected to be taken on tax returns. Of this, $62 represents the amount of unrecognized tax benefits that, if recognized, would affect the Company’s effective income tax rate.
As a result of (i) statute of limitations that expire in the next 12 months in various jurisdictions, and (ii) possible settlements of audit-related issues with taxing authorities in various jurisdictions with respect to which none of the issues are individually significant, the Company believes that it is reasonably possible that the total amount of its net unrecognized income tax benefits will decrease by approximately $12 to $15 in the next 12 months.
In March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, was signed into law. This law did not have a material effect on the Company’s financial statements for the quarter.
On January 1, 2010, various U.S. tax provisions expired, and as of March 31, 2010, the provisions have not been reinstated. These expired tax provisions do not have a material effect on the Company’s financial statements.

NEWMONT MINING CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(dollars in millions, except per share, per ounce and per pound amounts)
NOTE 11 DISCONTINUED OPERATIONS
Discontinued operations include the Kori Kollo, Bolivia operation sold in July 2009.
The Company has reclassified the 2009 balance sheet amounts and income statement results from the historical presentation to Assets and Liabilities of operations held for sale on the Condensed Consolidated Balance Sheets and to Income from discontinued operations in the Condensed Consolidated Statements of Income. The Condensed Consolidated Statements of Cash Flows have been reclassified for assets held for sale and discontinued operations for all periods presented.
For the three months ended March 31, 2009, Sales at Kori Kollo were $16 offset by operating costs of $16, resulting in Net income from discontinued operations of $nil.
Liabilities of operations held for sale include Other liabilities of $13 at December 31, 2009.
Net operating cash provided from (used in) discontinued operations was $(13) and $4 in the first quarter of 2010 and 2009, respectively.
Net cash used in financing activities of discontinued operations was $1 in the first quarter of 2009 for repayment of debt.
NOTE 12 NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS

	Three Months Ended March 31,
	2010	2009
Batu Hijau	$118	$21
Yanacocha	80	67
Other	(1)	—

	$197	$88

In March 2010, the Company (through NTP) completed the sale and transfer of shares for a 7% interest in PTNNT, the Indonesian subsidiary that operates Batu Hijau, to PT Multi Daerah Bersaing (“PTMDB”) in compliance with divestiture obligations under the Contract of Work, reducing NTP’s ownership interest to 56% from 63%. In 2009, the Company (through NTP) completed the sale and transfer of shares for a 17% interest in PTNNT to PTMDB in compliance with divestiture obligations under the Contract of Work, reducing NTP’s ownership interest to 63% from 80%. The 2010 and 2009 share transfers resulted in gains of approximately $15 (after tax of $34) and $63 (after tax of $115), respectively, that were recorded in Additional paid-in capital.
In December 2009, the Company entered into a transaction with PTPI, whereby the Company agreed to advance certain funds to PTPI in exchange for a pledge of the noncontrolling partner’s 20% share of PTNNT dividends, net of withholding tax, and the assignment of its voting rights to the Company. As a result, PTPI was determined to be a VIE as it has minimal equity capital and the voting rights associated with its 20% interest in PTNNT reside with the Company. Based on the transaction with PTPI, the Company recognized an additional 17% effective economic interest in PTNNT.
At March 31, 2010, Newmont had a 48.50% effective economic interest in PTNNT. Based on the accounting guidance for variable interest entities, Newmont continues to consolidate PTNNT in its Consolidated Financial Statements.
Newmont has a 51.35% ownership interest in Minera Yanacocha SR.L. (“Yanacocha”), with the remaining interests held by Compañia de Minas Buenaventura, S.A.A. (43.65%) and the International Finance Corporation (5%).

NEWMONT MINING CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(dollars in millions, except per share, per ounce and per pound amounts)
NOTE 13 INCOME PER COMMON SHARE
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

	Three Months Ended March 31,
	2010	2009

Net income attributable to Newmont stockholders	$546	$189

Weighted average common shares (millions):
Basic	491	472
Effect of employee stock-based awards	1	1
Effect of convertible notes	1	—

Diluted	493	473

Net income attributable to Newmont stockholders per common share, basic and diluted	$1.11	$0.40
Options to purchase 1.2 and 4.6 million shares of common stock at average exercise prices of $55 and $47 were outstanding at March 31, 2010 and 2009, respectively, but were not included in the computation of diluted weighted average number of common shares because their effect would have been anti-dilutive under the treasury stock method.
In February 2009 and July 2007, Newmont issued $518 and $1,150, respectively, of convertible notes that, if converted in the future, would have a potentially dilutive effect on the Company’s weighted average number of common shares. Under the indenture for the convertible notes, upon conversion Newmont is required to settle the principal amount of the convertible notes in cash and may elect to settle the remaining conversion obligation (stock price in excess of the conversion price) in cash, shares or a combination thereof. The effect of contingently convertible instruments on diluted earnings per share is calculated under the net share settlement method in accordance with accounting guidance for earnings per share. Under the net share settlement method, the Company includes the amount of shares it would take to satisfy the conversion obligation, assuming that all of the convertible notes are surrendered. The average closing price of the Company’s common stock for each of the periods presented is used as the basis for determining dilution. The average price of the Company’s common stock for the three months ended March 31, 2010 exceeded the conversion price of $46.25 and $46.21 for the notes issued in 2009 and 2007, respectively, and therefore, 1.4 million additional shares were included in the computation of diluted weighted average common shares for the three months ended March 31, 2010.
In connection with the 2007 convertible senior notes offering, the Company entered into Call Spread Transactions which included the purchase of call options and the sale of warrants. As a result of the Call Spread Transactions, the conversion price of $46.21 was effectively increased to $60.27. Should the warrant transactions become dilutive to the Company’s earnings per share (if Newmont’s share price exceeds $60.27) the underlying shares will be included in the computation of diluted income per common share.

NEWMONT MINING CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(dollars in millions, except per share, per ounce and per pound amounts)
The Net income attributable to Newmont stockholders and transfers from noncontrolling interests was:

	Three Months Ended March 31,
	2010	2009

Net income attributable to Newmont stockholders	$546	$189
Transfers from noncontrolling interests:
Increase in Additional paid in capital from sale of PTNNT shares, net of tax of $34	15	—

Net income attributable to Newmont stockholders and transfers from noncontrolling interests	$561	$189

NOTE 14 COMPREHENSIVE INCOME

	Three Months Ended March 31,
	2010	2009

Net income	$743	$277
Other comprehensive income (loss), net of tax:
Unrealized gain on marketable securities	49	93
Foreign currency translation adjustments	56	(47)
Pension and other benefit liability adjustments	2	1
Change in fair value of cash flow hedge instruments:
Net change from periodic revaluations	29	(19)
Net amount reclassified to income	(19)	17

Net unrecognized gain (loss) on derivatives	10	(2)

	117	45

Comprehensive income	$860	$322

Comprehensive income attributable to:
Newmont stockholders	$663	$234
Noncontrolling interests	197	88

	$860	$322

NEWMONT MINING CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(dollars in millions, except per share, per ounce and per pound amounts)
NOTE 15 CHANGES IN EQUITY

	Three Months Ended March 31,
	2010	2009
Common stock:
At beginning of period	$770	$709
Common stock offering	—	55
Stock based compensation	1	1
Shares issued in exchange for exchangeable shares	2	1

At end of period	773	766

Additional paid-in capital:
At beginning of period	8,158	6,831
Common stock offering	—	1,179
Convertible debt issuance	—	46
Common stock dividends	—	(45)
Stock based compensation	17	14
Shares issued in exchange for exchangeable shares	(2)	(1)
Sale of subsidiary shares to noncontrolling interests	15	—

At end of period	8,188	8,024

Accumulated other comprehensive (loss) income:
At beginning of period	626	(253)
Other comprehensive (loss) income (Note 14)	117	45

At end of period	743	(208)

Retained earnings:
At beginning of period	1,149	4
Net income attributable to Newmont stockholders	546	189
Common stock dividends	(49)	(4)

At end of period	1,646	189

Noncontrolling interests:
At beginning of period	1,910	1,370
Net income attributable to noncontrolling interests	197	88
Dividends paid to noncontrolling interests	(220)	—
Sale of subsidiary shares to noncontrolling interests, net	168	—

At end of period	2,055	1,458

Total equity	$13,405	$10,229

NEWMONT MINING CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(dollars in millions, except per share, per ounce and per pound amounts)
NOTE 16 FAIR VALUE ACCOUNTING
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
Level 1	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities; and
Level 2	Quoted prices in markets that are not active, or inputs that are observable, either directly or indirectly, for substantially the full term of the asset or liability;
Level 3	Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (supported by little or no market activity).
The following table sets forth the Company’s assets and liabilities measured at fair value on a recurring basis (at least annually) by level within the fair value hierarchy. As required by accounting guidance, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Fair Value at March 31, 2010
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$1,929	$1,929	$—	$—
Marketable equity securities:
Extractive industries	1,243	1,243	—	—
Other	6	6	—	—
Marketable debt securities:
Asset backed commercial paper	19	—	—	19
Corporate	9	9	—	—
Auction rate securities	5	—	—	5
Trade receivable from provisional copper and gold concentrate sales, net	363	363	—	—
Derivative instruments, net:
Foreign exchange forward contracts	151	—	151	—
Interest rate swap contracts	8	—	8	—
Diesel forward contracts	6	—	6	—

	$3,739	$3,550	$165	$24

Liabilities:
8 5/8% debentures ($222 hedged portion)	$246	$—	$246	$—
Boddington contingent consideration	85	—	—	85

	$331	$—	$246	$85

The Company’s cash equivalent instruments are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices. The cash equivalent instruments that are valued based on quoted market prices in active markets are primarily money market securities and U.S. Treasury securities.
The Company’s marketable equity securities are valued using quoted market prices in active markets and as such are classified within Level 1 of the fair value hierarchy. The securities are segregated based on industry. The fair value of the marketable equity securities is calculated as the quoted market price of the marketable equity security multiplied by the quantity of shares held by the Company.

NEWMONT MINING CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(dollars in millions, except per share, per ounce and per pound amounts)
The Company’s marketable debt securities include investments in auction rate securities and asset backed commercial paper. The Company reviews fair value for auction rate securities and asset backed commercial paper on at least a quarterly basis. The auction rate securities are traded in markets that are not active, trade infrequently and have little price transparency. The Company estimated the fair value of the auction rate securities based on weighted average risk calculations using probabilistic cash flow assumptions. In January 2009, the investments in the Company’s asset backed commercial paper were restructured by court order. The restructuring allowed an interest distribution to be made to investors. The Company estimated the fair value of the asset backed commercial paper using a probability of return to each class of notes reflective of information reviewed regarding the separate classes of securities. The auction rate securities and asset backed commercial paper are classified within Level 3 of the fair value hierarchy. The Company’s corporate marketable debt securities are valued using quoted market prices in active markets and as such are classified within Level 1 of the fair value hierarchy.
The Company’s net trade receivable from provisional copper and gold concentrate sales is valued using quoted market prices based on forward curves and, as such, is classified within Level 1 of the fair value hierarchy.
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
The Company has fixed to floating swap contracts to hedge a portion of the interest rate risk exposure of its 8 5/8% debentures due May 2011. The hedged portion of the Company’s 8 5/8% debentures are valued using pricing models which require inputs, including risk-free interest rates and credit spreads. Because the inputs are derived from observable market data, the hedged portion of the 8 5/8% debentures is classified within Level 2 of the fair value hierarchy.
The Company has recorded a contingent consideration liability related to the 2009 acquisition of the final 33.33% interest in Boddington. The value of the contingent consideration was determined using a valuation model which simulates future gold and copper prices and costs applicable to sales to estimate fair value. The contingent consideration liability is classified within Level 3 of the fair value hierarchy.
The table below sets forth a summary of changes in the fair value of the Company’s Level 3 financial assets and liabilities for the three months ended March 31, 2010.

		Asset Backed	Boddington
	Auction Rate	Commercial	Contingent
	Securities	Paper	Consideration	Total
Balance at beginning of period	$5	$18	$85	$108
Unrealized gain	—	1	—	1

Balance at end of period	$5	$19	$85	$109

Unrealized gains of $1 for the period were included in Accumulated other comprehensive income (loss) as a result of changes in C$ exchange rates from December 31, 2009. At March 31, 2010, the assets and liabilities classified within Level 3 of the fair value hierarchy represent 1% and 26% of the total assets and liabilities measured at fair value.

NEWMONT MINING CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(dollars in millions, except per share, per ounce and per pound amounts)
NOTE 17 DERIVATIVE INSTRUMENTS
The Company’s strategy is to provide shareholders with leverage to changes in gold and copper prices by selling its production at spot market prices. Consequently, the Company does not hedge its gold and copper sales. Newmont continues to manage risks associated with commodity input costs, interest rates and foreign currencies using the derivative market. All of the cash flow and fair value derivative instruments were transacted for risk management purposes and qualify as hedging instruments. The maximum period over which hedged transactions are expected to occur is three years.
Cash Flow Hedges
The foreign currency and diesel contracts are designated as cash flow hedges, and as such, the effective portion of unrealized changes in market value have been recorded in Accumulated other comprehensive income (loss) and are recorded in earnings during the period in which the hedged transaction affects earnings. Gains and losses from hedge ineffectiveness are recognized in current earnings.
Foreign Currency Contracts
Newmont utilizes foreign currency contracts to reduce the variability of the US dollar amount of forecasted foreign currency expenditures caused by changes in exchange rates. Newmont hedges a portion of the Company’s A$, NZ$ and IDR denominated operating expenditures which results in a blended rate realized each period. The hedging instruments are fixed forward contracts with expiration dates ranging up to three years from the date of issue. The principal hedging objective is reduction in the volatility of realized period-on-period $/A$, $/NZ$ and IDR/$ rates, respectively.
Newmont had the following foreign currency derivative contracts outstanding at March 31, 2010:

	Expected Maturity Date
					Total/
	2010	2011	2012	2013	Average
A$ Fixed Forward Contracts:
$ (millions)	$489	$432	$195	$12	$1,128
Average rate ($/A$)	0.79	0.77	0.79	0.81	0.78
A$ notional (millions)	618	563	246	15	1,442
Expected hedge ratio	66%	44%	20%	5%	38%
NZ$ Fixed Forward Contracts:
$ (millions)	$33	$23	$1	$—	$57
Average rate ($/NZ$)	0.65	0.67	0.66	—	0.66
NZ$ notional (millions)	51	34	2	—	87
Expected hedge ratio	63%	27%	5%	—	37%
IDR Fixed Forward Contracts:
$ (millions)	$38	$—	$—	$—	$38
Average rate (IDR/$)	9,944	—	—	—	9,944
IDR notional (millions)	258,537	—	—	—	258,537
Expected hedge ratio	27%	—	—	—	27%

NEWMONT MINING CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(dollars in millions, except per share, per ounce and per pound amounts)
Diesel Fixed Forward Contracts
Newmont hedges a portion of its operating cost exposure related to diesel consumed at its Nevada operations to reduce the variability in realized diesel prices. The hedging instruments consist of a series of financially settled fixed forward contracts with expiration dates ranging up to two years from the date of issue.
Newmont had the following diesel derivative contracts outstanding at March 31, 2010:

	Expected Maturity Date
				Total/
	2010	2011	2012	Average
Diesel Fixed Forward Contracts:
$ (millions)	$32	$21	$1	$54
Average rate ($/gallon)	2.01	2.18	2.31	2.08
Diesel gallons (millions)	16	10	—	26
Expected Nevada hedge ratio	55%	25%	4%	34%
Fair Value Hedges
Interest Rate Swap Contracts
At March 31, 2010, Newmont had $222 fixed to floating swap contracts designated as a hedge against its 8 5/8% debentures due 2011. The interest rate swap contracts assist in managing the Company’s targeted mix of fixed and floating rate debt. Under the hedge contract terms, Newmont receives fixed-rate interest payments at 8.63% and pays floating-rate interest amounts based on periodic London Interbank Offered Rate (“LIBOR”) settings plus a spread, ranging from 2.60% to 7.63%. The interest rate swap contracts were designated as fair value hedges and changes in fair value have been recorded in income in each period, consistent with recording changes to the mark-to-market value of the underlying hedged liability in income.

NEWMONT MINING CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(dollars in millions, except per share, per ounce and per pound amounts)
Derivative Instrument Fair Values
Newmont had the following derivative instruments designated as hedges with fair values at March 31, 2010 and December 31, 2009:

	Fair Values of Derivative Instruments
	At March 31, 2010
	Other Current	Other long-	Other Current	Other Long-
	Assets	Term Assets	Liabilities	Term Liabilities
Foreign currency exchange contracts:
A$ fixed forward contracts	$90	$56	$—	$—
NZ$ fixed forward contracts	3	—	—	—
IDR fixed forward contracts	2	—	—	—
Diesel fixed forward contracts	5	1	—	—
Interest rate swap contracts	3	5	—	—

Total derivative instruments (Notes 21 and 23)	$103	$62	$—	$—

	Fair Values of Derivative Instruments
	At December 31, 2009
	Other Current	Other long-	Other Current	Other Long-
	Assets	Term Assets	Liabilities	Term Liabilities
Foreign currency exchange contracts:
A$ fixed forward contracts	$78	$53	$—	$1
NZ$ fixed forward contracts	5	1	—	—
IDR fixed forward contracts	1	—	—	—
Diesel fixed forward contracts	5	1	—	—
Interest rate swap contracts	3	4	—	—

Total derivative instruments (Notes 21 and 23)	$92	$59	$—	$1

The following tables show the location and amount of gains (losses) reported in the Company’s Condensed Consolidated Financial Statements related to the Company’s cash flow and fair value hedges and the gains (losses) recorded for the hedged item related to the fair value hedges.

	Foreign Currency
	Exchange Contracts		Diesel Forward Contracts
	2010	2009	2010	2009
For the three months ended March 31,
Cash flow hedging relationships:
Gain (loss) recognized in other comprehensive income (effective portion)	$41	$(24)	$1	$(3)
Gain (loss) reclassified from Accumulated other comprehensive income (loss) into income (effective portion) (1)	24	(21)	1	(7)

(1)	The gain (loss) for the effective portion of foreign exchange and diesel cash flow hedges reclassified from Accumulated other comprehensive income (loss) is recorded in Costs applicable to sales.

NEWMONT MINING CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(dollars in millions, except per share, per ounce and per pound amounts)
The amount to be reclassified from Accumulated other comprehensive income (loss), net of tax to income for derivative instruments during the next 12 months is a gain of approximately $71.

	Interest Rate		8 5/8% Debentures
	Swap Contracts		(Hedged Portion)
	2010	2009	2010	2009
For the three months ended March 31,
Fair value hedging relationships:
Gain (loss) recognized in income (effective portion) (1)	$2	$1	$—	$(1)
Gain (loss) recognized in income (ineffective portion) (2)	—	—	—	(1)

(1)	The gain (loss) recognized for the effective portion of fair value hedges and the underlying hedged debt is included in Interest expense, net.

(2)	The ineffective portion recognized for fair value hedges and the underlying hedged debt is included in Other income, net.
Provisional Copper and Gold Sales
The Company’s provisional copper and gold sales contain an embedded derivative that is required to be separated from the host contract for accounting purposes. The host contract is the receivable from the sale of the gold and copper concentrates at the prevailing indices’ prices at the time of sale. The embedded derivative, which does not qualify for hedge accounting, is marked to market through earnings each period prior to final settlement.
LME copper prices averaged $3.29 per pound during the first quarter of 2010, compared with the Company’s recorded average provisional price of $3.32 per pound before mark-to-market gains and treatment and refining charges. The applicable forward copper price at the end of the quarter was $3.56 per pound. During the first quarter of 2010, increasing copper prices resulted in a provisional pricing mark-to-market gain of $31 ($0.21 per pound). At March 31, 2010, Newmont had copper sales of 174 million pounds priced at an average of $3.56 per pound, subject to final pricing over the next several months.
The average London P.M. fix for gold was $1,109 per ounce during the first quarter of 2010, compared with the Company’s recorded average provisional price of $1,112 per ounce before mark-to-market gains and treatment and refining charges. The applicable forward gold price at the end of the quarter was $1,116 per ounce. During the first quarter of 2010, changes in gold prices resulted in a provisional pricing mark-to-market gain of $2 ($1 per ounce). At March 31, 2010, Newmont had gold sales of 153,000 ounces priced at an average of $1,116 per ounce, subject to final pricing over the next several months.

NEWMONT MINING CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(dollars in millions, except per share, per ounce and per pound amounts)
NOTE 18 INVESTMENTS

	At March 31, 2010
	Cost/Equity	Unrealized		Fair/Equity
	Basis	Gain	Loss	Basis
Current:
Marketable Equity Securities:
Regis Resources	$5	$48	$—	$53
Other	9	11	—	20

	$14	$59	$—	$73

Long-term:
Marketable Debt Securities:
Asset backed commercial paper	$25	$—	$(6)	$19
Auction rate securities	7	—	(2)	5
Corporate	7	2	—	9

	39	2	(8)	33

Marketable Equity Securities:
Canadian Oil Sands Trust	303	621	—	924
Gabriel Resources Ltd.	76	134	—	210
Shore Gold Inc.	5	12	—	17
Other	16	9	—	25

	400	776	—	1,176

Other investments, at cost	11	—	—	11

Investment in Affiliates:
La Zanja	12	—	—	12

	$462	$778	$(8)	$1,232

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

Investment in Affiliates:
AGR Matthey Joint Venture	20	—	—	20
La Zanja	8	—	—	8

	$454	$740	$(8)	$1,186

The AGR Matthey Joint Venture (“AGR”), in which Newmont held a 40% equity interest, was dissolved on March 30, 2010. The remaining interests were held by West Australian Mint (“WAM”) (40%) and Johnson Matthey Australia (“JMA”) (20%). Newmont received consideration of $10 from the dissolution and recorded a gain of $2 in the first quarter of 2010.
Included in Investments at March 31, 2010 and December 31, 2009 are $9 and $10, respectively, of long-term marketable debt securities and $6 and $5 of long-term marketable equity securities, respectively, that are legally pledged for purposes of settling asset retirement obligations related to the San Jose Reservoir at Yanacocha.
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

NEWMONT MINING CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(dollars in millions, except per share, per ounce and per pound amounts)
The following tables present the gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by length of time that the individual securities have been in a continuous unrealized loss position:

	Less than 12 Months		12 Months or Greater		Total
		Unrealized		Unrealized		Unrealized
At March 31, 2010	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Asset backed commercial paper	$—	$—	$19	$6	$19	$6
Auction rate securities	—	—	5	2	5	2

	$—	$—	$24	$8	$24	$8

	Less than 12 Months		12 Months or Greater		Total
		Unrealized		Unrealized		Unrealized
At December 31, 2009	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Asset backed commercial paper	$—	$—	$18	$6	$18	$6
Auction rate securities	—	—	5	2	5	2

	$—	$—	$23	$8	$23	$8

The unrealized loss of $8 at March 31, 2010 and December 31, 2009, respectively, relate to the Company’s investments in asset backed commercial paper and auction rate securities as listed in the tables above. While the fair values of these investments are below their respective cost, the Company views these declines as temporary. The Company intends to hold its investment in auction rate securities and asset backed commercial paper until maturity or such time that the market recovers and therefore considers these losses temporary.
NOTE 19 INVENTORIES

	At March 31,	At December 31,
	2010	2009
In-process	$67	$80
Concentrate	32	10
Precious metals	9	9
Materials, supplies and other	393	394

	$501	$493

NOTE 20 STOCKPILES AND ORE ON LEACH PADS

	At March 31,	At December 31,
	2010	2009
Current:
Stockpiles	$255	$206
Ore on leach pads	215	197

	$470	$403

Long-term:
Stockpiles	$1,189	$1,181
Ore on leach pads	330	321

	$1,519	$1,502

At March 31, 2010, stockpiles were primarily located at Batu Hijau ($824), Nevada ($284), Other Australia/New Zealand ($111), Boddington ($100) and Ahafo ($76), while leach pads were primarily located at Yanacocha ($364) and Nevada ($175).

NEWMONT MINING CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(dollars in millions, except per share, per ounce and per pound amounts)
NOTE 21 OTHER ASSETS

	At March 31,	At December 31,
	2010	2009
Other current assets:
Refinery metal inventory and receivable	$473	$671
Derivative instruments (Note 17)	103	92
Prepaid assets	88	70
Other	59	67

	$723	$900

Other long-term assets:
Goodwill	$188	$188
Derivative instruments (Note 17)	62	59
Debt issuance costs	46	50
Restricted cash	23	70
Other	128	115

	$447	$482

NOTE 22 DEBT

	At March 31, 2010		At December 31, 2009
	Current	Non-Current	Current	Non-Current
Sale-leaseback of refractory ore treatment plant	$30	$134	$24	$164
8 5/8% debentures, net of discount (due 2011)	—	218	—	218
2012 convertible senior notes, net of discount	—	469	—	463
2014 convertible senior notes, net of discount	—	473	—	468
2017 convertible senior notes, net of discount	—	421	—	417
5 1/8% senior notes, net of discount (due 2019)	—	896	—	896
5 7/8% senior notes, net of discount (due 2035)	—	597	—	597
6 1/4% senior notes, net of discount (due 2039)	—	1,087	—	1,087
PTNNT project financing facility	—	—	87	133
Yanacocha credit facility	14	45	14	48
Yanacocha senior notes	12	88	8	92
Ahafo project facility	10	65	10	65
Other project financings and capital leases	12	3	14	4

	$78	$4,496	$157	$4,652

On February 23, 2010, PTNNT repaid the $220 remaining balance under the PTNNT project financing facility. As a result, the Company is no longer required to maintain letters of credit to secure 56.25% of the PTNNT project financing facility and PTNNT’s assets are no longer pledged as collateral.
Scheduled minimum debt repayments are $39 for the remainder of 2010, $290 in 2011, $570 in 2012, $72 in 2013, $540 in 2014 and $3,063 thereafter.

NEWMONT MINING CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(dollars in millions, except per share, per ounce and per pound amounts)
NOTE 23 OTHER LIABILITIES

	At March 31,	At December 31,
	2010	2009
Other current liabilities:
Refinery metal payable	$473	$671
Accrued operating costs	190	131
Interest	101	72
Accrued capital expenditures	78	115
Boddington acquisition costs	52	52
Reclamation and remediation costs (Note 4)	51	54
Boddington contingent consideration	23	16
Other	152	206

	$1,120	$1,317

Other long-term liabilities:
Boddington contingent consideration	$62	$69
Income and mining taxes	40	38
Other	54	67

	$156	$174

NOTE 24 NET CHANGE IN OPERATING ASSETS AND LIABILITIES
Net cash provided from operations attributable to the net change in operating assets and liabilities is composed of the following:

	Three Months Ended
	March 31,
	2010	2009
Decrease (increase) in operating assets:
Trade and accounts receivable	$(52)	$28
Inventories, stockpiles and ore on leach pads	(69)	(34)
EGR refinery assets	185	(72)
Other assets	(23)	5
Increase (decrease) in operating liabilities:
Accounts payable and other accrued liabilities	(21)	(116)
EGR refinery liabilities	(185)	72
Reclamation liabilities	(8)	(13)

	$(173)	$(130)

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

	Three Months Ended March 31, 2010
					Newmont
	Newmont				Mining
	Mining	Newmont	Other		Corporation
Condensed Consolidating Statement of Income	Corporation	USA	Subsidiaries	Eliminations	Consolidated

Sales	$—	$1,592	$650	$—	$2,242

Costs and expenses
Costs applicable to sales (1)	—	551	329	(5)	875
Amortization	—	143	81	—	224
Reclamation and remediation	—	9	4	—	13
Exploration	—	24	19	—	43
Advanced projects, research and development	—	29	17	—	46
General and administrative	—	38	1	6	45
Other expense, net	—	76	14	(1)	89

	—	870	465	—	1,335

Other income (expense)
Other income, net	—	1	47	—	48
Interest income — intercompany	36	2	1	(39)	—
Interest expense — intercompany	(2)	—	(37)	39	—
Interest expense, net	(62)	(12)	(1)	—	(75)

	(28)	(9)	10	—	(27)

Income (loss) before income tax and other items	(28)	713	195	—	880
Income tax expense	141	(233)	(43)	—	(135)
Equity income (loss) of affiliates	433	—	67	(502)	(2)

Net income (loss)	546	480	219	(502)	743
Net loss (income) attributable to noncontrolling interests	—	(243)	(40)	86	(197)

Net income (loss) attributable to Newmont stockholders	$546	$237	$179	$(416)	$546

(1)	Exclusive of Amortization and Reclamation and remediation.

NEWMONT MINING CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(dollars in millions, except per share, per ounce and per pound amounts)

	Three Months Ended March 31, 2009
					Newmont
	Newmont				Mining
	Mining	Newmont	Other		Corporation
Condensed Consolidating Statement of Income	Corporation	USA	Subsidiaries	Eliminations	Consolidated

Sales	$—	$1,138	$398	$—	$1,536

Costs and expenses
Costs applicable to sales (1)	—	537	208	(6)	739
Amortization	—	137	54	—	191
Reclamation and remediation	—	9	3	—	12
Exploration	—	22	19	—	41
Advanced projects, research and development	—	18	14	(1)	31
General and administrative	—	30	2	7	39
Other expense, net	—	58	15	—	73

	—	811	315	—	1,126

Other income (expense)
Other income, net	(4)	6	7	—	9
Interest income — intercompany	32	2	—	(34)	—
Interest expense — intercompany	(2)	—	(32)	34	—
Interest expense, net	(18)	(13)	(1)	—	(32)

	8	(5)	(26)	—	(23)

Income before income tax and other items	8	322	57	—	387
Income tax expense	(10)	(83)	(12)	—	(105)
Equity income (loss) of affiliates	191	1	26	(223)	(5)

Net income (loss)	189	240	71	(223)	277
Net loss (income) attributable to noncontrolling interests	—	(90)	(13)	15	(88)

Net income (loss) attributable to Newmont stockholders	$189	$150	$58	$(208)	$189

(1)	Exclusive of Amortization and Reclamation and remediation.

NEWMONT MINING CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(dollars in millions, except per share, per ounce and per pound amounts)

	Three Months Ended March 31, 2010
					Newmont
	Newmont				Mining
	Mining	Newmont	Other		Corporation
Condensed Consolidating Statement of Cash Flows	Corporation	USA	Subsidiaries	Eliminations	Consolidated
Operating activities:
Net income (loss)	$546	$480	$219	$(502)	$743
Adjustments	(121)	174	(397)	502	158
Net change in operating assets and liabilities	30	(98)	(105)	—	(173)

Net cash provided from (used in) continuing operations	455	556	(283)	—	728
Net cash used in discontinued operations	—	(13)	—	—	(13)

Net cash provided from (used in) operations	455	543	(283)	—	715

Investing activities:
Additions to property, plant and mine development	—	(146)	(163)	—	(309)
Investment in marketable debt and equity securities	—	—	(3)	—	(3)
Proceeds from sale of other assets	—	—	38	—	38
Other	—	—	(11)	—	(11)

Net cash used in investing activities	—	(146)	(139)	—	(285)

Financing activities:
Net repayments	—	(250)	—	—	(250)
Net intercompany borrowings (repayments)	(417)	(28)	445	—	—
Sale of subsidiary shares to noncontrolling interests	—	229	—	—	229
Acquisition of subsidiary shares from noncontrolling interests	—	—	(39)	—	(39)
Dividends paid to common stockholders	(49)	—	—	—	(49)
Dividends paid to noncontrolling interests	—	(267)	47	—	(220)
Proceeds from stock issuance, net	3	—	—	—	3
Change in restricted cash and other	—	47	(1)	—	46

Net cash provided from (used in) financing activities	(463)	(269)	452	—	(280)

Effect of exchange rate changes on cash	—	—	(1)	—	(1)

Net change in cash and cash equivalents	(8)	128	29	—	149
Cash and cash equivalents at beginning of period	8	3,067	140	—	3,215

Cash and cash equivalents at end of period	$—	$3,195	$169	$—	$3,364

NEWMONT MINING CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(dollars in millions, except per share, per ounce and per pound amounts)

	Three Months Ended March 31, 2009
					Newmont
	Newmont				Mining
	Mining	Newmont	Other		Corporation
Condensed Consolidating Statement of Cash Flows	Corporation	USA	Subsidiaries	Eliminations	Consolidated
Operating activities:
Net income (loss)	$189	$240	$71	$(223)	$277
Adjustments	6	149	(144)	223	234
Net change in operating assets and liabilities	22	(136)	(16)	—	(130)

Net cash provided from (used in) continuing operations	217	253	(89)	—	381
Net cash provided from discontinued operations	—	4	—	—	4

Net cash provided from (used in) operations	217	257	(89)	—	385

Investing activities:
Additions to property, plant and mine development	—	(122)	(208)	—	(330)
Acquisitions, net	—	(11)	—	—	(11)
Other	—	(7)	(6)	—	(13)

Net cash used in investing activities	—	(140)	(214)	—	(354)

Financing activities:
Net borrowings (repayments)	(253)	23	10	—	(220)
Net intercompany borrowings (repayments)	(1,154)	757	397	—	—
Dividends paid to common stockholders	(49)	—	—	—	(49)
Proceeds from stock issuance	1,239	—	—	—	1,239
Change in restricted cash and other	—	—	13	—	13

Net cash provided from (used in) financing activities of continuing operations	(217)	780	420	—	983
Net cash used in financing activities of discontinued operations	—	(1)	—	—	(1)

Net cash provided from (used in) financing activities	(217)	779	420	—	982

Effect of exchange rate changes on cash	—	—	1	—	1

Net change in cash and cash equivalents	—	896	118	—	1,014
Cash and cash equivalents at beginning of period	—	310	125	—	435

Cash and cash equivalents at end of period	$—	$1,206	$243	$—	$1,449

NEWMONT MINING CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(dollars in millions, except per share, per ounce and per pound amounts)

	At March 31, 2010
					Newmont
	Newmont				Mining
	Mining	Newmont	Other		Corporation
Condensed Consolidating Balance Sheet	Corporation	USA	Subsidiaries	Eliminations	Consolidated
Assets
Cash and cash equivalents	$—	$3,195	$169	$—	$3,364
Trade receivables	—	405	86	—	491
Accounts receivable	2,307	658	356	(3,211)	110
Investments	—	4	69	—	73
Inventories	—	316	185	—	501
Stockpiles and ore on leach pads	—	403	67	—	470
Deferred income tax assets	—	170	59	—	229
Other current assets	—	102	621	—	723

Current assets	2,307	5,253	1,612	(3,211)	5,961
Property, plant and mine development, net	—	5,191	7,283	(18)	12,456
Investments	—	26	1,206	—	1,232
Investments in subsidiaries	10,445	33	1,163	(11,641)	—
Stockpiles and ore on leach pads	—	1,298	221	—	1,519
Deferred income tax assets	106	870	54	—	1,030
Other long-term assets	2,559	312	432	(2,856)	447

Total assets	$15,417	$12,983	$11,971	$(17,726)	$22,645

Liabilities
Current portion of debt	$—	$68	$10	$—	$78
Accounts payable	29	1,134	2,396	(3,203)	356
Employee-related benefits	—	138	41	—	179
Income and mining taxes	—	277	3	—	280
Other current liabilities	88	298	2,704	(1,970)	1,120

Current liabilities	117	1,915	5,154	(5,173)	2,013
Debt	3,943	487	66	—	4,496
Reclamation and remediation liabilities	—	570	240	—	810
Deferred income tax liabilities	—	528	842	—	1,370
Employee-related benefits	4	334	57	—	395
Other long-term liabilities	339	63	2,628	(2,874)	156

Total liabilities	4,403	3,897	8,987	(8,047)	9,240

Equity
Preferred stock	—	—	61	(61)	—
Common stock	773	—	—	—	773
Additional paid-in capital	7,852	2,725	3,882	(6,271)	8,188
Accumulated other comprehensive income (loss)	743	(122)	851	(729)	743
Retained earnings (deficit)	1,646	4,039	(1,901)	(2,138)	1,646

Newmont stockholders’ equity	11,014	6,642	2,893	(9,199)	11,350
Noncontrolling interests	—	2,444	91	(480)	2,055

Total equity	11,014	9,086	2,984	(9,679)	13,405

Total liabilities and equity	$15,417	$12,983	$11,971	$(17,726)	$22,645

NEWMONT MINING CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(dollars in millions, except per share, per ounce and per pound amounts)

	At December 31, 2009
					Newmont
	Newmont				Mining
	Mining	Newmont	Other		Corporation
Condensed Consolidating Balance Sheet	Corporation	USA	Subsidiaries	Eliminations	Consolidated
Assets
Cash and cash equivalents	$8	$3,067	$140	$—	$3,215
Trade receivables	—	417	21	—	438
Accounts receivable	2,338	673	363	(3,272)	102
Investments	—	4	52	—	56
Inventories	—	307	186	—	493
Stockpiles and ore on leach pads	—	331	72	—	403
Deferred income tax assets	—	157	58	—	215
Other current assets	—	78	822	—	900

Current assets	2,346	5,034	1,714	(3,272)	5,822
Property, plant and mine development, net	—	5,195	7,193	(18)	12,370
Investments	—	26	1,160	—	1,186
Investments in subsidiaries	9,842	31	1,089	(10,962)	—
Stockpiles and ore on leach pads	—	1,323	179	—	1,502
Deferred income tax assets	—	844	93	—	937
Other long-term assets	2,551	357	419	(2,845)	482

Total assets	$14,739	$12,810	$11,847	$(17,097)	$22,299

Liabilities
Current portion of debt	$—	$147	$10	$—	$157
Accounts payable	46	1,201	2,413	(3,264)	396
Employee-related benefits	—	202	48	—	250
Income and mining taxes	—	192	8	—	200
Other current liabilities	58	281	2,949	(1,971)	1,317

Current liabilities	104	2,023	5,428	(5,235)	2,320
Debt	3,928	659	65	—	4,652
Reclamation and remediation liabilities	—	565	240	—	805
Deferred income tax liabilities	31	494	816	—	1,341
Employee-related benefits	4	324	53	—	381
Other long-term liabilities	338	62	2,637	(2,863)	174
Liabilities of operations held for sale	—	13	—	—	13

Total liabilities	4,405	4,140	9,239	(8,098)	9,686

Equity
Preferred stock	—	—	61	(61)	—
Common stock	770	—	—	—	770
Additional paid-in capital	7,789	2,709	3,874	(6,214)	8,158
Accumulated other comprehensive income (loss)	626	(125)	738	(613)	626
Retained earnings (deficit)	1,149	3,801	(2,080)	(1,721)	1,149

Newmont stockholders’ equity	10,334	6,385	2,593	(8,609)	10,703
Noncontrolling interests	—	2,285	15	(390)	1,910

Total equity	10,334	8,670	2,608	(8,999)	12,613

Total liabilities and equity	$14,739	$12,810	$11,847	$(17,097)	$22,299

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
Operating Segments
The Company’s operating segments are identified in Note 3. Except as noted in this paragraph, all of the Company’s commitments and contingencies specifically described in this Note 26 relate to the Corporate and Other reportable segment. The Nevada Operations matters under Newmont USA Limited relate to the North America reportable segment. The PT Newmont Minahasa Raya matters relate to the Asia Pacific reportable segment. The Yanacocha matters relate to the South America reportable segment. The Newmont Yandal Operations Pty Limited matter relates to the Asia Pacific reportable segment. The PTNNT matters relate to the Asia Pacific reportable segment.
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
Estimated future reclamation costs are based principally on legal and regulatory requirements. At March 31, 2010 and December 31, 2009, $704 and $698, respectively, were accrued for reclamation costs relating to mineral properties in accordance with asset retirement obligation guidance. The current portions of $34 and $36 at March 31, 2010 and December 31, 2009, respectively, are included in Other current liabilities.
In addition, the Company is involved in several matters concerning environmental obligations associated with former mining activities. Generally, these matters concern developing and implementing remediation plans at the various sites involved. The Company believes that the related environmental obligations associated with these sites are similar in nature with respect to the development of remediation plans, their risk profile and the compliance required to meet general environmental standards. Based upon the Company’s best estimate of its liability for these matters, $157 and $161 were accrued for such obligations at March 31, 2010 and December 31, 2009, respectively. These amounts are included in Other current liabilities and Reclamation and remediation liabilities. Depending upon the ultimate resolution of these matters, the Company believes that it is reasonably possible that the liability for these matters could be as much as 154% greater or 3% lower than the amount accrued at March 31, 2010. The amounts accrued for these matters are reviewed periodically based upon facts and circumstances available at the time. Changes in estimates are recorded in Reclamation and remediation in the period estimates are revised.
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
Newmont USA Limited — 100% Newmont Owned
Pinal Creek. Newmont was a defendant in a lawsuit brought on November 5, 1991 in U.S. District Court in Arizona by the Pinal Creek Group, alleging that Newmont and others are responsible for some portion of costs incurred to address groundwater contamination emanating from copper mining operations located in the area of Globe and Miami, Arizona. Two former subsidiaries of Newmont, Pinto Valley Copper Corporation and Magma Copper Company (now known as BHP Copper Inc.) owned some of the mines in the area between 1983 and 1987. In March 2010, the court approved Newmont’s settlement of all claims and liabilities in this matter.
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
Ross-Adams Mine Site. By letter dated June 5, 2007, the U.S. Forest Service notified Newmont that it had expended approximately $0.3 in response costs to address environmental conditions at the Ross-Adams mine in Prince of Wales, Alaska, and requested Newmont USA Limited pay those costs and perform an Engineering Evaluation/Cost Analysis (“EE/CA”) to assess what future response activities might need to be completed at the site. Newmont intends to vigorously defend any formal claims by the EPA. Newmont has agreed to perform the EE/CA. Newmont cannot reasonably predict the likelihood or outcome of any future action against it arising from this matter.
PT Newmont Minahasa Raya (“PTNMR”) — 80% Newmont Owned
On March 22, 2007, an Indonesian non-governmental organization named Wahana Lingkungan Hidup Indonesia (“WALHI”) filed a civil suit against PTNMR, the Newmont subsidiary that operated the Minahasa mine in Indonesia, and Indonesia’s Ministry of Energy and Mineral Resources and Ministry for the Environment, alleging pollution from the disposal of mine tailings into Buyat Bay, and seeking a court order requiring PTNMR to fund a 25-year monitoring program in relation to Buyat Bay. In December 2007, the court ruled in PTNMR’s favor and found that WALHI’s allegations of pollution in Buyat Bay were without merit. In March 2008, WALHI appealed this decision to the Indonesian High Court. The case is currently being reviewed by the Indonesian High Court.
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

NEWMONT MINING CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(dollars in millions, except per share, per ounce and per pound amounts)
Newmont Ghana Gold Limited (“NGGL”) — 100% Newmont Owned
On October 8, 2009, an overflow of processing solution occurred at the Ahafo Mines in Ghana operated by Newmont’s subsidiary, NGGL. A panel of the Minister of Environment, Science & Technology of the Government of Ghana (the “Panel”) was appointed to evaluate the overflow incident. In January 2010, NGGL received notification of the findings of the Panel, which recognized that there was no regulatory framework by which to assess compensation or penalties relating to such incidents. However, the Panel recommended that compensation of seven million Ghana Cedis (approximately $5) be paid by NGGL to the Ghanaian Government to be used for community compensation and for other uses by the Government. In April 2010, NGGL made such payment and also confirmed that it is implementing appropriate corrective measures related to the incident.
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
PT Newmont Nusa Tenggara (“PTNNT”) — 31.5% Newmont Direct Ownership
Under the Batu Hijau Contract of Work, beginning in 2006 and continuing through 2010, a portion of PTNNT’s shares were required to be offered for sale, first, to the Indonesian government or, second, to Indonesian nationals, equal to the difference between the following percentages and the percentage of shares already owned by the Indonesian government or Indonesian nationals (if such number is positive): 23% by March 31, 2006; 30% by March 31, 2007; 37% by March 31, 2008; 44% by March 31, 2009; and 51% by March 31, 2010. As PT Pukuafu Indah (“PTPI”), an Indonesian national, has owned a 20% interest in PTNNT, in 2006, a 3% interest was required to be offered for sale and, in each of 2007 through 2010, an additional 7% interest was required to be offered (for an aggregate 31% interest). The price at which such interests were to be offered for sale to the Indonesian parties is the highest of the then-current replacement cost, the price at which shares would be accepted for listing on the Indonesian Stock Exchange, or the fair market value of such interest as a going concern, as agreed with the Indonesian government.
In accordance with the Contract of Work, an offer to sell a 3% interest was made to the Indonesian government in 2006 and an offer for an additional 7% interest was made in each of 2007, 2008 and 2009, and the offer for the final 7% interest was made in March 2010. While the central government declined to participate in the 2006 and 2007 offers, local governments in the area in which the Batu Hijau mine is located expressed interest in acquiring shares, as did various Indonesian nationals. After disagreement with the government over whether the government’s first right to purchase had expired and receipt of Notices of Default from the government claiming breach and threatening termination of the Contract of Work, on March 3, 2008, the Indonesian government filed for international arbitration as provided under the Contract of Work, as did PTNNT. In the arbitration proceeding, PTNNT sought a declaration that the Indonesian government was not entitled to terminate the Contract of Work and additional declarations pertaining to the procedures for divesting the shares. For its part, the Indonesian government sought declarations that PTNNT was in default of its divestiture obligations that the government may terminate the Contract of Work and recover damages for breach of the Contract of Work, and that PTNNT must cause shares subject to divestiture to be sold to certain local governments.

NEWMONT MINING CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(dollars in millions, except per share, per ounce and per pound amounts)
An international arbitration panel (the “Panel”) was appointed to resolve these claims and other claims that had arisen in relation to divestment and a hearing was held in Jakarta in December 2008. On March 31, 2009, the Panel issued its final award and decision on the matter. In its decision, the Panel determined that PTNNT’s foreign shareholders had not complied with the divestiture procedure required by the Contract of Work in 2006 and 2007, but the Panel ruled that the Indonesian government was not entitled to immediately terminate the Contract of Work and rejected the Indonesian government’s claim for damages. The Panel granted PTNNT 180 days from the date of notification of the final award to transfer the 2006 3% interest and the 2007 7% interest in PTNNT to the local governments or their respective nominees. The Panel also applied a 180-day cure period to the 2008 7% interest, requiring that PTNNT offer the 2008 7% interest to the Indonesian government or its nominee within such 180-day period, and transfer such shares if, after agreement on the transfer price, the Indonesian government invoked its right of first refusal under the Contract of Work. The Panel ruled that shares offered to the Indonesian government pursuant to the Contract of Work must be offered free of any pledge or obligation to re-pledge the shares to the Senior Lenders to PTNNT. Finally, the Panel directed PTNNT to pay to the Indonesian government an allocated portion of certain legal fees and costs of the arbitration. PTNNT submitted payment of $2 for legal fees and costs. The Company also entered a formal agreement with the Senior Lenders under which the Senior Lenders released the pledge on the aggregate 31% of shares in PTNNT that were subject to divestiture requirements in exchange for the Company and Sumitomo agreeing to provide joint and several guarantees, thus allowing the Company to transfer these shares free of any pledge or obligation to re-pledge the shares to the lenders. The Company subsequently replaced this joint and several guarantee in October 2009 with letters of credit supporting 56.25% of the obligations under the PTNNT project financing facility. In February 2010, PTNNT repaid the Senior Lenders in full and the Company’s letter of credit was terminated. On July 14, 2009, the Company reached agreement with the Indonesian government on the price of the 2008 7% interest and the 2009 7% interest. PTNNT reoffered the 2008 7% interest and the 2009 7% interest to the Indonesian government at this newly agreed price. In November and December 2009, sale agreements were concluded pursuant to which the 2006, 2007 and 2008 shares were transferred to PTMDB, the nominee of the local governments, and the 2009 shares were transferred to PTMDB in February 2010, resulting in PTMDB owning a 24% interest in PTNNT. Although the Indonesian government has acknowledged that PTNNT is no longer in breach of the Contract of Work, future disputes may arise as to the final divestiture of the 2010 shares. It is uncertain who will acquire the divestiture shares in the future, and the nature of our relationship with the new owners of the 2010 shares and any future owners of the divested shares remain uncertain.
As part of the negotiation of the sale agreements with PTMDB, the parties executed an operating agreement (the “Operating Agreement”) under which each recognizes the rights of the Company and Sumitomo to apply their operating standards to the management of PTNNT’s operations, including standards for safety, environmental stewardship and community responsibility. The Operating Agreement became effective upon the completion of the sale of the 2009 shares in February 2010 and will continue for so long as the Company and Sumitomo own more shares of PTNNT than PTMDB. If the Operating Agreement terminates, then the Company may lose control over the applicable operating standards for Batu Hijau and will be at risk for operations conducted in a manner that either detracts from value or results in safety, environmental or social standards below those adhered to by the Company and Sumitomo.
In the event of any future disputes under the Contract of Work or Operating Agreement, there can be no assurance that the Company would prevail in any such dispute and any termination of such contracts could result in substantial diminution in the value of the Company’s interests in PTNNT.
Additionally, in February 2010, PTNNT was notified by the tax authorities of the Indonesian government, that PTNNT may be obligated to pay value added taxes on certain goods imported after the year 2000. PTNNT believes that, pursuant to the terms of its Contract of Work, it is only required to pay value added taxes on these types of goods imported after February 28, 2010. The Company and PTNNT are working cooperatively with the applicable government authorities to resolve this matter.

NEWMONT MINING CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(dollars in millions, except per share, per ounce and per pound amounts)
Other Commitments and Contingencies
Tax contingencies are provided for in accordance with ASC income tax guidance (see Note 10).
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
The Company has minimum royalty obligations on one of its producing mines in Nevada for the life of the mine. Amounts paid as a minimum royalty (where production royalties are less than the minimum obligation) in any year are recoverable in future years when the minimum royalty obligation is exceeded. Although the minimum royalty requirement may not be met in a particular year, the Company expects that over the mine life, gold production will be sufficient to meet the minimum royalty requirements. Minimum royalty payments payable are $23 per year in 2010 through 2014 and $117 thereafter.
As part of its ongoing business and operations, the Company and its affiliates are required to provide surety bonds, bank letters of credit and bank guarantees as financial support for various purposes, including environmental reclamation, exploration permitting, workers compensation programs and other general corporate purposes. At March 31, 2010 and December 31, 2009, there were $999 and $1,073, respectively, of outstanding letters of credit, surety bonds and bank guarantees. The surety bonds, letters of credit and bank guarantees reflect fair value as a condition of their underlying purpose and are subject to fees competitively determined in the market place. The obligations associated with these instruments are generally related to performance requirements that the Company addresses through its ongoing operations. As the specific requirements are met, the beneficiary of the associated instrument cancels and/or returns the instrument to the issuing entity. Certain of these instruments are associated with operating sites with long-lived assets and will remain outstanding until closure. Generally, bonding requirements associated with environmental regulation are becoming more restrictive. In addition, the surety markets for certain types of environmental bonding used by the Company have become increasingly constrained. The Company, however, believes it is in compliance with all applicable bonding obligations and will be able to satisfy future bonding requirements, through existing or alternative means, as they arise.
Newmont is from time to time involved in various legal proceedings related to its business. Except in the above-described proceedings, management does not believe that adverse decisions in any pending or threatened proceeding or that amounts that may be required to be paid by reason thereof will have a material adverse effect on the Company’s financial condition or results of operations.
NOTE 27 SUPPLEMENTARY DATA
Ratio of Earnings to Fixed Charges
The ratio of earnings to fixed charges for the three months ended March 31, 2010 was 11.7. The ratio of earnings to fixed charges represents income before income tax expense, equity loss of affiliates and noncontrolling interests in subsidiaries, divided by interest expense. Interest expense includes amortization of capitalized interest and the portion of rent expense representative of interest. Interest expense does not include interest on income tax liabilities. The computation of the ratio of earnings to fixed charges can be found in Exhibit 12.1.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (dollars in millions, except per share, per ounce and per pound amounts)
The following discussion provides information that management believes is relevant to an assessment and understanding of the consolidated financial condition and results of operations of Newmont Mining Corporation and its subsidiaries (collectively, “Newmont,” the “Company,” “our” and “we”). We use certain non-GAAP financial performance measures in our MD&A. For a detailed description of each of the non-GAAP financial measures used in this MD&A, please see the discussion under “Non-GAAP Financial Performance Measures” beginning on page 50. References to “A$” refer to Australian currency, “C$” to Canadian currency, “IDR” to Indonesian currency, “NZ$” to New Zealand currency and “$” to United States currency.
This item should be read in conjunction with our interim unaudited Condensed Consolidated Financial Statements and the notes thereto included in this quarterly report. Additionally, the following discussion and analysis should be read in conjunction with Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations and the consolidated financial statements included in Part II of our Annual Report on Form 10-K for the year ended December 31, 2009.
Overview
Newmont is one of the world’s largest gold producers and is the only gold company included in the S&P 500 Index and Fortune 500, and was the first gold company included in the Dow Jones Sustainability Index-World. We are also engaged in the exploration for and acquisition of gold and gold/copper properties. We have significant assets or operations in the United States, Australia, Peru, Indonesia, Ghana, Canada, New Zealand and Mexico. Our vision is to be the most valued and respected mining company through industry leading performance.
Delivering strong operating performance.
•	Consolidated production of approximately 1.6 million ounces of gold and 159 million pounds of copper;
•	Costs applicable to sales of $480 per ounce of gold and $0.78 per pound of copper;
•	Sales of $2,242, an increase of 46% over the first quarter of 2009;
•	Gold operating margin (realized price per ounce less Costs applicable to sales per ounce) of $626 per ounce in 2010, an increase of 32% over the first quarter of 2009 compared to an increase of 22% in the realized gold price for the same period;
•	Net income attributable to Newmont stockholders of $1.11 per share;
•	Net cash provided from continuing operations of $728, an increase of 91% from the first quarter of 2009; and
•	Adjusted net income of $408 (See “Non-GAAP Financial Measures” on page 50).
Advancing the development of our project pipeline.
•	Akyem, Ghana — Currently in the development phase with a construction decision expected in the second half of 2010. In January 2010 we received the Mining Lease from the Ghanaian government. During the first quarter of 2010 we have continued with detailed engineering activities, developed an execution approach to construction and land access and advanced exploration and in-fill drilling. This project is expected to be in production in late 2013 to 2014 producing between 480,000 and 550,000 ounces of gold per year for the first full five years at Costs applicable to sales of $350 to $450 per ounce. Initial capital in constant dollars is expected to be $700 to $1,000 (excluding capitalized interest);

•	Conga, Peru — Feasibility studies on our preferred option were completed in late 2009 and a construction decision is expected in the fourth quarter of 2010 assuming government approval. During the first quarter of 2010 we completed a public hearing for the environmental impact statement. In addition, we continue to build the development team, including contractors, and develop our execution approach to construction. Production is expected in late 2014 to 2015 with gold production of 650,000 to 750,000 ounces (330,000 to 385,000 equity ounces) per year for the first full five years (at Costs applicable to sales of $300 to $400 per ounce) and copper production of 160 million to 210 million pounds (80 to 108 million equity pounds) per year for the first full five years (at Costs applicable to sales of $0.95 to $1.25 per pound). Initial capital for 100% of the project in constant dollars is expected to be $2,500 to $3,400 (excluding capitalized interest);
•	Hope Bay, Nunavut, Canada — We are currently evaluating a small underground operation to advance into production, while continuing with the planning and development of infrastructure and an underground decline and advancing exploration drilling; and
•	Nevada Growth — We will leverage our expertise and infrastructure in Nevada to efficiently and economically develop additional targeted ounces in this historic and prolific gold district.

	Three Months Ended March 31,
	2010	2009
Sales	$2,242	$1,536
Net income	$743	$277
Net income attributable to Newmont stockholders	$546	$189

Per common share, basic:
Net income attributable to Newmont stockholders	$1.11	$0.40

Adjusted net income (1)	$408	$199
Adjusted net income per share (1)	$0.83	$0.42

Consolidated gold ounces (thousands)
Produced	1,616	1,537
Sold	1,581	1,516

Consolidated copper pounds (millions)
Produced	159	81
Sold	148	95

Average price received, net:
Gold (per ounce)	$1,106	$906
Copper (per pound)	$3.33	$1.69

Costs applicable to sales:
Gold (per ounce)	$480	$431
Copper (per pound)	$0.78	$0.89

(1)	See “Non-GAAP Financial Measures” on page 50.

Consolidated Financial Results
Net income attributable to Newmont stockholders for the first quarter of 2010 was $546, or $1.11 per share, compared to $189, or $0.40 per share, for the first quarter of 2009. Results for the first quarter of 2010 compared to the first quarter of 2009 were impacted by higher realized gold and copper prices, higher sales volumes and a $127 tax benefit related to the conversion of non-U.S. entities for income tax purposes.
Sales — gold, net for the first quarter of 2010 increased $374, or 27%, compared to the first quarter of 2009, due to higher realized prices and increased sales volume. The following analysis summarizes the change in consolidated gold sales revenue:

	Three Months Ended March 31,
	2010	2009
Consolidated gold sales:
Gross before provisional pricing	$1,759	$1,376
Provisional pricing mark-to-market	2	1

Gross after provisional pricing	1,761	1,377
Less: Treatment and refining charges	(12)	(2)

Net	$1,749	$1,375

Average realized gold price (per ounce):
Gross before provisional pricing	$1,113	$908
Provisional pricing mark-to-market	1	—

Gross after provisional pricing	1,114	908
Less: Treatment and refining charges	(8)	(2)

Net	$1,106	$906

The change in consolidated gold sales is due to:

Three Months Ended
March 31,
2010 vs. 2009
Increase in consolidated ounces sold	$59
Increase in average realized gold price	325
Increase in treatment and refining charges	(10)

$374

Sales — copper, net for the first quarter of 2010 increased $332, or 206%, compared to the first quarter of 2009 due to higher realized prices and increased sales volume. The following analysis summarizes the change in consolidated copper sales revenue:

	Three Months Ended March 31,
	2010	2009
Consolidated copper sales:
Gross before provisional pricing	$492	$154
Provisional pricing mark-to-market gain	31	29

Gross after provisional pricing	523	183
Less: Treatment and refining charges	(30)	(22)

Net	$493	$161

Average realized copper price (per pound):
Gross before provisional pricing	$3.32	$1.62
Provisional pricing mark-to-market gain	0.21	0.30

Gross after provisional pricing	3.53	1.92
Less: Treatment and refining charges	(0.20)	(0.23)

Net	$3.33	$1.69

The change in consolidated copper sales is due to:

Three Months Ended
March 31,
2010 vs. 2009
Increase in consolidated pounds sold	$100
Increase in average realized copper price	240
Increase in treatment and refining charges	(8)

$332

The following is a summary of consolidated gold and copper sales, net:

	Three Months Ended March 31,
	2010	2009
Gold
North America:
Nevada	$468	$468
La Herradura	44	23

	512	491

South America:
Yanacocha	460	427

Asia Pacific:
Boddington	167
Batu Hijau	165	59
Jundee	105	88
Kalgoorlie	119	67
Tanami	60	77
Waihi	30	37

	646	328

Africa:
Ahafo	131	129

	1,749	1,375

Copper
Asia Pacific:
Batu Hijau	455	161
Boddington	38

	493	161

	$2,242	$1,536

Costs applicable to sales increased in the first quarter of 2010 compared to the first quarter of 2009, as detailed in the table below. The increase in Costs applicable to sales for gold is due to the commencement of commercial production at Boddington in November 2009 and higher production at Batu Hijau and Kalgoorlie. The increase in Costs applicable to sales for copper is due to the commencing of commercial production at Boddington in November 2009 and higher production at Batu Hijau. For a complete discussion regarding variations in operations, see Results of Consolidated Operations below.
Amortization increased in the first quarter of 2010 compared to the first quarter of 2009, as detailed in the table below. The increase in Amortization is due to the commencement of commercial production at Boddington in November 2009 and higher production at Batu Hijau. We expect 2010 Amortization to be approximately $970 to $1,000.

The following is a summary of Costs applicable to sales and Amortization:

	Costs Applicable
	to Sales		Amortization
	Three Months Ended March 31,		Three Months Ended March 31,
	2010	2009	2010	2009
Gold
North America:
Nevada	$258	$263	$62	$61
La Herradura	14	10	4	2

	272	273	66	63

South America:
Yanacocha	154	152	37	41

Asia Pacific:
Boddington	80		22
Batu Hijau	34	27	10	7
Jundee	36	33	10	9
Kalgoorlie	57	48	4	4
Tanami	45	49	11	10
Waihi	18	15	6	9

	270	172	63	39

Africa:
Ahafo	64	57	17	18

	760	654	183	161

Copper
Asia Pacific:
Batu Hijau	91	85	27	21
Boddington	24		6

	115	85	33	21

Other
Hope Bay	—	—	3	3
Asia Pacific	—	—	1	1
Corporate and other	—	—	4	5

	—	—	8	9

	$875	$739	$224	$191

Exploration expense increased $2 in the first quarter of 2010 compared to the first quarter of 2009 due to additional expenditures in the Asia Pacific region. We expect 2010 Exploration expense to be approximately $190 to $220.

Advanced projects, research and development in the first quarter of 2010 and 2009 is summarized as follows:

	Three Months Ended March 31,
	2010	2009
Major projects:
Hope Bay	$10	$5
Akyem	3	1
Conga	1	—
Boddington	—	3
Other projects:
Technical and project services	12	5
Corporate	12	4
Nevada growth	3	6
Other	5	7

	$46	$31

We expect Advanced projects, research and development expenses to increase to approximately $230 to $250 in 2010 due to higher spending at Hope Bay as preparations are being made to develop the decline in the second half of 2010.
General and administrative expenses increased by $6 in the first quarter of 2010 compared to the first quarter of 2009 due to higher compensation and benefit costs. We expect 2010 General and administrative expenses to be approximately $160 to $170.
Other expense, net was $89, and $73 for the three months ended March 31, 2010 and March 31, 2009, respectively. The increase is due to $38 of additional community development commitments at PTNNT, partially offset by the absence of expenses related to a workforce reduction and the Boddington acquisition incurred during the first quarter of 2009.
Other income, net was $48 and $9 for the three months ended March 31, 2010 and March 31, 2009, respectively. The increase is primarily related to the sale of non-core assets in Asia Pacific and an increase in Canadian Oil Sands Trust income due to higher oil prices in 2010.
Interest expense, net increased by $43 in the first quarter of 2010 compared to the first quarter of 2009 due to additional interest related to the 2019 and 2039 senior notes issued during the third quarter of 2009. Capitalized interest decreased $12 to $3 in the first quarter of 2010 compared to the first quarter of 2009 due to completion of the Boddington project in November 2009. We expect 2010 Interest expense, net to be approximately $270 to $290.
Income tax expense during the first quarter of 2010 was $135 resulting in an effective tax rate of 15%. Income tax expense during the first quarter of 2009 was $105 for an effective tax rate of 27%. The decrease of 12% in the effective tax rate from 2009 to 2010 was the result of a tax benefit of $127 being recorded from the conversion of non-US tax-paying entities to entities currently subject to U.S. income tax resulting in an increase in net deferred tax assets. The effective tax rates in the first quarter of 2010 and 2009 are different from the United States statutory rate of 35% primarily due to the above mentioned tax benefit in 2010, U.S. percentage depletion and the effect of different income tax rates in countries where earnings are indefinitely reinvested. For a complete discussion of the factors that influence our effective tax rate, see Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations in Newmont’s Annual Report on Form 10-K for the year ended December 31, 2009 filed February 25, 2010. We expect the 2010 full year tax rate to be approximately 24% to 28%, assuming an average gold price of $1,100 per ounce.
Net income attributable to noncontrolling interests increased to $197 in the first quarter of 2010 compared to $88 in the first quarter of 2009 as a result of increased earnings at Yanacocha and Batu Hijau.

Results of Consolidated Operations

	Gold Ounces or
	Copper Pounds Produced		Costs Applicable to Sales(1)		Amortization
	2010	2009	2010	2009	2010	2009
	(ounces in thousands)		($ per ounce)		($ per ounce)
Three Months Ended March 31,
Gold
North America	473	543	$587	$503	$142	$117
South America(2)	423	499	372	324	90	87
Asia Pacific(2)	600	365	459	476	107	108
Africa	120	130	542	399	145	126

Total/Weighted-Average	1,616	1,537	$480	$431	$116	$106

Equity(3)	1,332	1,276

	(pounds in millions)		($ per pound)		($ per pound)
Copper
Asia Pacific(2)	159	81	$0.78	$0.89	$0.23	$0.22
Equity	90	37

(1)	Excludes Amortization and Reclamation.

(2)	Consolidated gold ounces or copper pounds produced includes noncontrolling interests’ share for Yanacocha and Batu Hijau.

(3)	Includes 15 ounces from discontinued operations for the three months ended March 31, 2009.
Consolidated gold ounces produced increased 5% in the first quarter of 2010 from 2009 due to the start-up of Boddington and higher production at Batu Hijau, partially offset by lower production in North America and South America. Consolidated copper pounds produced increased 96% in the first quarter of 2010 from 2009, due to higher throughput at Batu Hijau and the start-up of Boddington.
Costs applicable to sales per consolidated gold ounce sold increased 11% in the first quarter of 2010 from 2009, due to higher mining and milling costs and lower production in North America and South America. Costs applicable to sales per consolidated copper pound sold decreased 12% in the first quarter of 2010 from 2009, due to higher production at Batu Hijau, partially offset by higher cost production from Boddington.
Our 2010 guidance for consolidated gold production is approximately 6.3 to 6.8 million ounces at Costs applicable to sales per ounce of approximately $450 to $480. Our Costs applicable to sales guidance for 2010 assumes an oil price of $80 per barrel and an A$ exchange rate of 0.90 for the remainder of the year. Our Costs applicable to sales per ounce for the year are expected to change by approximately $5 for every $10 change in the oil price and by approximately $5 for every $0.10 change in the A$ exchange rate, net of existing hedges.
Our 2010 guidance for consolidated copper production is approximately 540 to 600 million pounds at Costs applicable to sales per pound of approximately $0.85 to $0.95.
North America Operations

	Gold Ounces Produced		Costs Applicable to Sales(1)		Amortization
	2010	2009	2010	2009	2010	2009
	(in thousands)		($ per ounce)		($ per ounce)
Three Months Ended March 31,
Nevada	433	518	$610	$509	$147	$118
La Herradura (44% owned)	40	25	344	387	95	89

Total/Weighted-Average	473	543	$587	$503	$142	$117

(1)	Excludes Amortization and Reclamation.

Nevada, USA. Gold ounces produced decreased 16% in the first quarter of 2010 from 2009 due to lower grade, throughput and recovery. Throughput was impacted by ongoing geotechnical issues related to pit wall movement in December 2009 at Gold Quarry, harder ore at Phoenix and the completion of mining activity at Deep Post in 2009. Costs applicable to sales per ounce increased to $610 in the first quarter of 2010 from $509 in the first quarter of 2009 due to lower production and higher surface mining costs related to geotechnical issues at Gold Quarry and lower capitalized mine development activities. Amortization per ounce sold increased in the first quarter of 2010 from the first quarter of 2009 due to lower production.
La Herradura, Mexico. Gold ounces produced increased 60% in the first quarter of 2010 from 2009 due to the commencement of production from the Soledad and Dipolos pits in January 2010. Costs applicable to sales per ounce decreased to $344 in the first quarter of 2010 from $387 in the first quarter of 2009 due to higher production. Amortization per ounce sold increased in the first quarter of 2010 from the first quarter of 2009 due to the use of additional mining equipment and leach pads.
We expect gold production in North America of approximately 1.7 to 1.9 million ounces at Costs applicable to sales per ounce of approximately $575 to $615 in 2010.
South America Operations

	Gold Ounces Produced(1)		Costs Applicable to Sales(2)		Amortization
	2010	2009	2010	2009	2010	2009
	(in thousands)		($ per ounce)		($ per ounce)
Three Months Ended March 31,
Yanacocha	423	499	$372	$324	$90	$87
Equity(3)	217	256

(1)	Consolidated gold ounces produced includes noncontrolling interests’ share (51.35% owned).

(2)	Excludes Amortization and Reclamation.

(3)	Gold ounces produced attributable to Newmont after noncontrolling interests.
Yanacocha, Peru. Gold ounces produced decreased 15% in the first quarter of 2010 from 2009 due to lower mill grade and recovery combined with lower leach tons placed related to mine sequencing. Costs applicable to sales per ounce increased to $372 in the first quarter of 2010 from $324 in the first quarter of 2009 due to lower production, higher waste mining and higher costs related to maintenance, workers’ participation and royalties.
We expect consolidated gold production in South America of approximately 1.5 to 1.6 million ounces at Costs applicable to sales per ounce of approximately $360 to $400 in 2010.

Asia Pacific Operations

	Gold Ounces Produced		Costs Applicable to Sales(1)		Amortization
	2010	2009	2010	2009	2010	2009
	(in thousands)		($ per ounce)		($ per ounce)
Three Months Ended March 31,
Gold
Boddington	158	—	$532	$—	$146	$—
Batu Hijau (2)(3)	166	59	215	406	63	103
Other
Jundee	92	102	386	353	113	96
Kalgoorlie (50% owned)	104	76	539	643	40	48
Tanami	53	89	844	574	202	123
Waihi	27	39	655	367	210	223

	276	306	558	492	112	109

Total/Weighted-Average	600	365	$459	$476	$107	$108

Equity(4)	522	332

	Copper Pounds Produced		Costs Applicable to Sales(1)		Amortization
	2010	2009	2010	2009	2010	2009
	(in millions)		($ per pound)		($ per pound)
Three Months Ended March 31,
Copper
Boddington	14	—	$2.15	$—	$0.56	$—
Batu Hijau(2)(3)	145	81	0.67	0.89	0.20	0.22

Total/Weighted-Average	159	81	$0.78	$0.89	$0.23	$0.22

Equity(4)	90	37

(1)	Excludes Amortization and Reclamation.

(2)	Consolidated gold ounces or copper pounds produced includes noncontrolling interests’ share.

(3)	Our economic interest in Batu Hijau was 45% in the first quarter of 2009. As a result of transactions with noncontrolling partners, our economic interest in Batu Hijau was 52.44% in the first quarter of 2010. See Note 12 to the Condensed Consolidated Financial Statements for a discussion of the changes in our ownership and economic interest in Batu Hijau.

(4)	Gold ounces and copper pounds produced attributable to Newmont after noncontrolling interests.
Boddington, Australia. Commercial production began in November 2009 and we continue to ramp-up towards full production. Gold and copper produced in the first quarter of 2010 were 158 thousand ounces and 14 million pounds, respectively. Costs applicable to sales were $532 per ounce and $2.15 per pound, respectively. Amortization was $146 per ounce sold and $0.56 per pound sold, respectively.
Batu Hijau, Indonesia. Copper and gold produced increased 79% and 181% in the first quarter of 2010 from 2009, respectively, due to higher throughput and grade as a result of mining in the bottom of Phase 5. In late 2010 or in 2011, we will complete mining the bottom of Phase 5. In 2011, we anticipate processing ore from stockpiles as mining will be primarily for waste removal in Phase 6. Costs applicable to sales decreased to $0.67 per pound and $215 per ounce, from $0.89 and $406, respectively, in the first quarter of 2010 from 2009 due to higher production and lower mining costs attributable to the suspension of mining from January 17th through February 25th, 2010 due to a geotechnical event.
For information on the Batu Hijau Contract of Work and divestiture requirements, see the discussion in Note 26 to the Condensed Consolidated Financial Statements.
Other Australia/New Zealand. Gold ounces produced decreased 10% in the first quarter of 2010 from 2009, due to lower production at Tanami, Jundee and Waihi, partially offset by increased production at Kalgoorlie. Production decreased due to lower grade at Tamami, Jundee and Waihi and lower throughput as a result of mill maintenance at Tanami. Production increased at Kalgoorlie due to higher grade and throughput. Costs applicable to sales per ounce increased to $558 in the first quarter of 2010 from $492 in the first quarter of 2009 due to lower production and the stronger Australian dollar.

We expect consolidated gold production for Asia Pacific of approximately 2.6 to 2.8 million ounces at Costs applicable to sales of approximately $400 to $440 per ounce in 2010. We expect consolidated copper production for Asia Pacific to be approximately 540 to 600 million pounds of copper at Costs applicable to sales of approximately $0.85 to $0.95 per pound in 2010.
Africa Operations

	Gold Ounces Produced		Costs Applicable to Sales(1)		Amortization
	2010	2009	2010	2009	2010	2009
	(in thousands)		($ per ounce)		($ per ounce)
Three Months Ended March 31,
Ahafo, Ghana	120	130	$542	$399	$145	$126

(1)	Excludes Amortization and Reclamation.
Ahafo, Ghana. Gold ounces produced decreased 8% in the first quarter of 2010 from 2009 due to lower grade and recovery, partially offset by higher throughput. Costs applicable to sales per ounce increased to $542 in the first quarter of 2010 from $399 in the first quarter of 2009 due to lower production and higher labor and fuel costs. Amortization per ounce sold increased to $145 in the first quarter of 2010 from $126 in the first quarter of 2009 due to lower production.
We continue to expect gold production in Africa of approximately 460,000 to 500,000 ounces at Costs applicable to sales per ounce of approximately $515 to $555 in 2010.
Foreign Currency Exchange Rates
Our foreign operations sell their gold and copper production based on U.S. dollar metal prices. Approximately 39% and 22% of our Costs applicable to sales were paid in local currencies during the first quarter of 2010 and 2009, respectively. Variations in the local currency exchange rates in relation to the U.S. dollar at our foreign mining operations increased consolidated Costs applicable to sales per ounce by approximately $25, net of hedging gains and losses, during the first quarter of 2010 as compared to the first quarter of 2009.
Liquidity and Capital Resources
Cash Provided from Operating Activities
Net cash provided from continuing operations increased to $728 for the first quarter of 2010 from $381 for the first quarter of 2009 due to higher realized gold and copper prices and higher sales volumes, as discussed above in Consolidated Financial Results.

Investing Activities
Net cash used in investing activities was $285 during the first quarter of 2010 compared to $354 during the same period of 2009, driven largely by the construction of Boddington in 2009. Additions to property, plant and mine development were as follows:

	Three Months Ended March 31,
	2010	2009
North America:
Nevada	$48	$53
La Herradura	14	9
Hope Bay	9	1

	71	63

South America:
Yanacocha	40	27
Conga	17	6

	57	33

Asia Pacific:
Boddington	48	216
Jundee	10	5
Tanami	19	10
Kalgoorlie	4	2
Waihi	3	1
Batu Hijau	28	6
Other	2	1

	114	241

Africa:
Ahafo	21	9
Akyem	6	1

	27	10

Corporate and Other	3	3

Accrual basis	272	350
Decrease (increase) in accrual	37	(20)

Cash basis	$309	$330

Capital expenditures in North America are primarily related to the Hope Bay Project, the Turf/Leeville underground project, and sustaining mine development. Capital expenditures in South America are primarily related to the Conga project and leach pad development at Yanacocha. The majority of capital expenditures in Asia Pacific are for surface and underground development, mining equipment, and infrastructure improvements. Capital expenditures in Africa are primarily related to the development of the Akyem project, tailings dam construction, and sustaining mine development at Ahafo. We expect to spend $1,400 to $1,600 on consolidated capital expenditures in 2010.
Capital expenditures in North America during the first quarter of 2009 were primarily related to sustaining mine development at Nevada. Capital expenditures in South America primarily related to the Conga project and dewatering activity and leach pad development at Yanacocha. The vast majority of capital expenditures in Asia Pacific were for the Boddington project, with other sustaining capital expenditures for tailings facilities and mine development at Australia and equipment purchases at Batu Hijau. Capital expenditures in Africa primarily related to sustaining mine development at Ahafo.
Investments in marketable debt and equity securities, net. During the first quarter of 2010 we purchased marketable equity securities for $3.

Acquisitions. During the first quarter of 2009 we paid $11 for a mining property near the La Herradura, Mexico operation.
Proceeds from sale of other assets. During the first quarter of 2010 we received $6 from the sale of our 40% interest in AGR Matthey Joint Venture (“AGR”). We also received $32 from the sale of other assets including non-core assets held at Tanami.
Financing Activities
Net cash provided from (used in) financing activities of continuing operations was $(280) and $983 during the first quarter of 2010 and 2009, respectively.
Proceeds from and repayment of debt, net. During the first quarter of 2010, we repaid $250 of debt, including scheduled debt repayments of $24 related to the sale-leaseback of the refractory ore treatment plant (classified as a capital lease) and $6 on other credit facilities and capital leases. In addition, PTNNT repaid the entire $220 balance under its project financing facility. At March 31, 2010, $280 of the revolving credit facility is currently used to secure the issuance of letters of credit, primarily supporting reclamation obligations (see “Off-Balance Sheet Arrangements” below).
Scheduled minimum debt repayments are $39 for the remainder of 2010, $290 in 2011, $570 in 2012, $72 in 2013, $540 in 2014, and $3,063 thereafter. We expect to be able to fund maturities of debt from Net cash provided by operating activities, short-term investments, existing cash balances and available credit facilities.
At March 31, 2010, we were in compliance with all required debt covenants and other restrictions related to debt agreements.
Sale of subsidiary shares to noncontrolling interests. In March 2010, Nusa Tenggara Partnership (“NTP”) completed the sale of 7% of shares in PTNNT to a third party buyer. This transaction reduced our direct ownership interest in PTNNT to 31.5%. Cash proceeds from the sale were $229, with our 56.25% share being $129 and the balance of $100 was paid to our NTP partner.
Acquisition of subsidiary shares from noncontrolling interests. On December 22, 2009, we entered into a transaction with P.T. Pukuafu Indah (“PTPI”), an unrelated noncontrolling partner of PTNNT whereby we agreed to advance certain funds to PTPI in exchange for a pledge of the noncontrolling partner’s 20% share of PTNNT dividends, net of withholding tax, and the assignment of its voting rights to us. As a result, our effective economic interest in PTNNT increased by 17%. In connection with the above transaction, we advanced additional funds to PTPI during the first quarter of 2010.
Dividends paid to common stockholders. We declared a regular quarterly dividend of $0.10 per common share. Additionally, Newmont Mining Corporation of Canada Limited, a subsidiary of the Company, declared regular quarterly dividends on its exchangeable shares totaling C$0.1055 per share. We paid dividends of $49 and $49 to common stockholders in the first quarter of 2010 and 2009, respectively.
Dividends paid to noncontrolling interest. We paid dividends of $220 to noncontrolling interests during the first quarter of 2010. The dividends included $100 for our NTP partner’s share of the sale of the 7% interest in Batu Hijau and $120 for our partners’ share of a $276 PTNNT dividend.
Proceeds from stock issuance. We received proceeds of $3 and $1,239 during the first quarter of 2010 and 2009, respectively, from the issuance of common stock. In February 2009 we completed a public offering of 34,500,000 shares of common stock for net proceeds of $1,236.
Discontinued Operations
Net operating cash provided from (used in) discontinued operations was $(13) and $4 in the first quarter of 2010 and 2009, respectively, related to the Kori Kollo, Bolivia operation sold in 2009.
Net cash used in financing activities of discontinued operations was $1 in the first quarter of 2009 for repayment of debt at Kori Kollo.

Off-Balance Sheet Arrangements
We have the following off-balance sheet arrangements: operating leases (as discussed in Note 30 to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2009, filed on February 25, 2010), $999 of outstanding letters of credit, surety bonds and bank guarantees (see Note 26 to the Consolidated Financial Statements) and sales agreements to sell copper concentrates at market prices as follows, in thousands of tons:

	2010	2011	2012	2013	2014	Thereafter
Batu Hijau	659	598	466	413	529	—
Boddington	215	254	231	243	254	904
Nevada	50	46	—	—	—	—

	924	898	697	656	783	904

Environmental
Our mining and exploration activities are subject to various federal and state laws and regulations governing the protection of the environment. These laws and regulations are continually changing and are generally becoming more restrictive. We conduct our operations so as to protect the public health and environment and believe our operations are in compliance with applicable laws and regulations in all material respects. We have made, and expect to make in the future, expenditures to comply with such laws and regulations, but cannot predict the full amount of such future expenditures. Estimated future reclamation costs are based principally on legal and regulatory requirements. At March 31, 2010 and December 31, 2009, $704 and $698, respectively, were accrued for reclamation costs relating to currently producing mineral properties.
In addition, we are involved in several matters concerning environmental obligations associated with former mining activities. Generally, these matters concern developing and implementing remediation plans at the various sites involved. We believe that the related environmental obligations associated with these sites are similar in nature with respect to the development of remediation plans, their risk profile and the compliance required to meet general environmental standards. Based upon our best estimate of our liability for these matters, $157 and $161 were accrued for such obligations at March 31, 2010 and December 31, 2009, respectively. Depending upon the ultimate resolution of these matters, we believe that it is reasonably possible that the liability for these matters could be as much as 154% greater or 3% lower than the amount accrued at March 31, 2010. The amounts accrued for these matters are reviewed periodically based upon facts and circumstances available at the time. Changes in estimates are charged to Reclamation and remediation in the period estimates are revised.
For more information on the Company’s reclamation and remediation liabilities, see Notes 4 and 26 to the Consolidated Financial Statements.
During the first quarter of 2010 and 2009, capital expenditures were approximately $19 and $46, respectively, to comply with environmental regulations. Ongoing costs to comply with environmental regulations have not been a significant component of operating costs.
Newmont spent $4 and $6, respectively, during the first quarter of 2010 and 2009 for environmental obligations related to the former, primarily historic, mining activities discussed in Note 4 to the Consolidated Financial Statements.
Accounting Developments
For a discussion of Recently Adopted Accounting Pronouncements, see Note 2 to the Condensed Consolidated Financial Statements.
Non-GAAP Financial Measures
Non-GAAP financial measures are intended to provide additional information only and do not have any standard meaning prescribed by generally accepted accounting principles (“GAAP”). These measures should not be considered in isolation or as a substitute for measures of performance prepared in accordance with GAAP.

Adjusted net income
Management of the Company uses the non-GAAP financial measure Adjusted net income to evaluate the Company’s operating performance, and for planning and forecasting future business operations. The Company believes the use of Adjusted net income allows investors and analysts to compare results of the continuing operations of the Company and its direct and indirect subsidiaries relating to the production and sale of minerals to similar operating results of other mining companies, by excluding exceptional or unusual items, income or loss from discontinued operations and the permanent impairment of assets, including marketable securities and goodwill. Management’s determination of the components of Adjusted net income are evaluated periodically and based, in part, on a review of non-GAAP financial measures used by mining industry analysts. Net income attributable to Newmont stockholders is reconciled to Adjusted net income as follows:

	Three Months Ended March 31,
	2010	2009
Net income attributable to Newmont stockholders	$546	$189
Income tax benefit from internal restructuring	(127)	—
Net gain on asset sales	(25)	—
PTNNT community contribution	13	—
Impairment of assets	1	5
Boddington acquisition costs	—	5

Adjusted net income	$408	$199

Adjusted net income per share(1)	$0.83	$0.42

(1)	Calculated using weighted average number of shares outstanding, basic and diluted.
By-product costs applicable to sales
Sales and Costs applicable to sales for Boddington are presented in the Condensed Consolidated Financial Statements for both gold and copper due to the significant portion of copper production (approximately 15-20% of total sales based on the latest life-of-mine plan and metal price assumptions). The co-product method allocates costs applicable to sales to each metal based on specifically identifiable costs where applicable and on a relative proportion of sales values for other costs. Management also assesses the performance of the Boddington mine on a by-product basis due to the majority of sales being derived from gold and to determine contingent consideration payments to AngloGold. The by-product method deducts copper sales from costs applicable to sales as shown in the following table:

	By-Product
	Method	Co-Product Method
For the three months ended March 31, 2010	Gold	Gold	Copper	Total
Sales	$167	$167	$38	$205
Production costs:
Direct mining and production costs	131	103	28	131
By-product credits	(39)	(1)	—	(1)
Royalties and production taxes	7	5	2	7
Other	(33)	(27)	(6)	(33)

Costs applicable to sales	66	80	24	104
Amortization and accretion	29	23	6	29

Total production costs	95	103	30	133

Gross margin	$72	$64	$8	$72

Gold ounces sold (000)	150	150
Costs applicable to sales per ounce	$436	$532
Copper pounds sold (millions)	N/A		11
Costs applicable to sales per pound	N/A		$2.15

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
Where we express an expectation or belief as to future events or results, such expectation or belief is expressed in good faith and believed to have a reasonable basis. However, our forward-looking statements are subject to risks, uncertainties, and other factors, which could cause actual results to differ materially from future results expressed, projected, or implied by those forward-looking statements. Important factors that could cause actual results to differ materially from such forward-looking statements (“cautionary statements”) are disclosed under “Risk Factors” in the Newmont Annual Report on Form 10-K for the year ended December 31, 2009, as well as in other filings with the Securities and Exchange Commission. Many of these factors are beyond Newmont’s ability to control or predict. Given these uncertainties, readers are cautioned not to place undue reliance on our forward-looking statements.
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
Hedging
Our strategy is to provide shareholders with leverage to changes in gold and copper prices by selling our production at spot market prices. Consequently, we do not hedge our gold and copper sales. We continue to manage risks associated with commodity input costs, interest rates and foreign currencies using the derivative market.
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
Cash Flow Hedges
We utilize foreign currency contracts to reduce the variability of the US dollar amount of forecasted foreign currency expenditures caused by changes in exchange rates. We hedge a portion of our A$, NZ$ and IDR denominated operating expenditures which results in a blended rate realized each period. The hedging instruments are fixed forward contracts with expiration dates ranging up to three years from the date of issue. The principal hedging objective is reduction in the volatility of realized period-on-period $/A$, $/NZ$ and IDR/$ rates, respectively. We use diesel contracts to reduce the variability of our operating cost exposure related to diesel prices of fuel consumed at our Nevada operations. All of the currency and diesel contracts have been designated as cash flow hedges of future expenditures, and as such, changes in the market value have been recorded in Accumulated other comprehensive income (loss). Gains and losses from hedge ineffectiveness are recognized in current earnings.

Foreign Currency Exchange Risk
We had the following derivative instruments designated as hedges with fair values at March 31, 2010 and December 31, 2009:

	Expected Maturity Date					Fair Value, Net
					Total	At March 31,	At December 31,
	2010	2011	2012	2013	Average	2010	2009
A$ Fixed Forward Contracts:
$ (millions)	$489	$432	$195	$12	$1,128	146	130
Average rate ($/A$)	0.79	0.77	0.79	0.81	0.78
A$ notional (millions)	618	563	246	15	1,442
Expected hedge ratio	66%	44%	20%	5%	38%
NZ$ Fixed Forward Contracts:
$ (millions)	$33	$23	$1	$—	$57	3	6
Average rate ($/NZ$)	0.65	0.67	0.66	—	0.66
NZ$ notional (millions)	51	34	2	—	87
Expected hedge ratio	63%	27%	5%	—	37%
IDR Fixed Forward Contracts:
$ (millions)	$38	$—	$—	$—	$38	2	1
Average rate (IDR/$)	9,944	—	—	—	9,944
IDR notional (millions)	258,537	—	—	—	258,537
Expected hedge ratio	27%	—	—	—	27%
Diesel Price Risk
We had the following diesel derivative contracts outstanding at March 31, 2010:

	Expected Maturity Date				Fair Value, Net
				Total	At March 31,	At December 31,
	2010	2011	2012	Average	2010	2009
Diesel Fixed Forward Contracts:
$ (millions)	$32	$21	$1	$54	6	6
Average rate ($/gallon)	2.01	2.18	2.31	2.08
Diesel gallons (millions)	16	10	—	26
Expected Nevada hedge ratio	55%	25%	4%	34%
Fair Value Hedges
Interest Rate Risk
At March 31, 2010, we had $222 fixed to floating swap contracts designated as a hedge against our 8 5/8% debentures due 2011. The interest rate swap contracts assist in managing our targeted mix of fixed and floating rate debt. Under the hedge contract terms, we receive fixed-rate interest payments at 8.63% and pay floating-rate interest amounts based on periodic London Interbank Offered Rate (“LIBOR”) settings plus a spread, ranging from 2.60% to 7.63%. The interest rate swap contracts were designated as fair value hedges and changes in fair value have been recorded in income in each period, consistent with recording changes to the mark-to-market value of the underlying hedged liability in income. The fair value of the interest rate swaps was $8 and $7 at March 31, 2010 and December 31, 2009, respectively.

Commodity Price Risk
Our provisional copper and gold sales contain an embedded derivative that is required to be separated from the host contract for accounting purposes. The host contract is the receivable from the sale of the gold and copper concentrates at the prevailing indices’ prices at the time of sale. The embedded derivative, which does not qualify for hedge accounting, is marked to market through earnings each period prior to final settlement.
LME copper prices averaged $3.29 per pound during the first quarter of 2010, compared with our recorded average provisional price of $3.32 per pound before mark-to-market gains and treatment and refining charges. The applicable forward copper price at the end of the quarter was $3.56 per pound. During the first quarter of 2010, increasing copper prices resulted in a provisional pricing mark-to-market gain of $31 ($0.21 per pound). At March 31, 2010, we had copper sales of 174 million pounds priced at an average of $3.56 per pound, subject to final pricing over the next several months.
The average London P.M. fix for gold was $1,109 per ounce during the first quarter of 2010, compared with our recorded average provisional price of $1,112 per ounce before mark-to-market gains and treatment and refining charges. The applicable forward gold price at the end of the quarter was $1,116 per ounce. During the first quarter of 2010, changes in gold prices resulted in a provisional pricing mark-to-market gain of $2 ($1 per ounce). At March 31, 2010, we had gold sales of 153,000 ounces priced at an average of $1,116 per ounce, subject to final pricing over the next several months.
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
ITEM 1A. RISK FACTORS.
There were no material changes to the risk factors disclosed in Item 1A of Part 1 in our Annual Report on Form 10-K for the year ended December 31, 2009, as filed with the SEC on February 25, 2010.
ITEM 2. ISSUER PURCHASES OF EQUITY SECURITIES.

	(a)	(b)	(c)	(d)
			Total Number of	Maximum Number (or
			Shares Purchased	Approximate Dollar Value)
	Total Number	Average	as Part of Publicly	of Shares that may yet be
	of Shares	Price Paid	Announced Plans	Purchased under the
Period	Purchased (1)	Per Share	or Programs	Plans or Programs
January 1, 2010 through January 31, 2010	—	—	—	N/A
February 1, 2010 through February 28, 2010	232	$47.03	—	N/A
March 1, 2010 through March 31, 2010	—	—	—	N/A

(1)	Represents shares delivered to the Company from restricted stock units held by a Company employee upon vesting for purpose of covering the recipient’s tax withholding obligations. No other issuer purchases of equity securities occurred during the periods set forth.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
None.
ITEM 5. OTHER INFORMATION.
None.
ITEM 6. EXHIBITS.
(a)	The exhibits to this report are listed in the Exhibit Index.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Newmont Mining Corporation (Registrant)
Date: April 27, 2010	/s/ RUSSELL BALL
Russell Ball
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: April 27, 2010	/s/ ROGER P. JOHNSON
Roger P. Johnson
Vice President and Chief Accounting Officer (Principal Accounting Officer)

NEWMONT MINING CORPORATION

EXHIBIT INDEX

Exhibit Number	Description
12.1	Computation of Ratio of Earnings to Fixed Charges, filed herewith
31.1	Certification Pursuant to Rule 13A-14 or 15-D-14 of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 signed by the Principal Executive Officer, filed herewith.
31.2	Certification Pursuant to Rule 13A-14 or 15-D-14 of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 signed by the Chief Financial Officer, filed herewith.
32.1	Statement Required by 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed by Principal Executive Officer, filed herewith.(1)
32.2	Statement Required by 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed by Chief Financial Officer, filed herewith.(1)
101	The following materials from the Quarterly Report on Form 10-Q of Newmont Mining Corporation for the three months ended March 31, 2010, filed on April, 27, 2010, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Income, (ii) Condensed Consolidated Balance Sheets, (iii) Condensed Consolidated Statements of Cash Flows, (iv) document and entity information, and (v) related notes to these financial statements. Users of this data are advised pursuant to Rule 401 of Regulation S-T that the financial information contained in the XBRL document is unaudited and these are not the officially publicly filed financial statements of Newmont Mining Corporation. The purpose of submitting these XBRL formatted documents is to test the related format and technology and, as a result, investors should continue to rely on the official filed version of the furnished documents and not rely on this information in making investment decisions. In accordance with Rule 402 of Regulation S-T, the information in this Exhibit 101 shall not be deemed “filed” for the purposes of section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liability of that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by the specific reference in such filing.

(1) This document is being furnished in accordance with SEC Release Nos. 33-8212 and 34-47551.