Form 10-Q
period 2010-06-30
NEWMONT MINING CORP /DE/
filed 2010-07-28
CIK 1164727

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b2 of the Exchange Act). ☐ Yes ☑ No
There were 484,698,098 shares of common stock outstanding on July 21, 2010 (and 7,682,369 exchangeable shares).

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.
NEWMONT MINING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited, in millions except per share)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Sales (Note 3)	$2,153	$1,602	$4,395	$3,138

Costs and expenses
Costs applicable to sales (1) (Note 3)	858	696	1,733	1,435
Amortization (Note 3)	231	176	455	367
Reclamation and remediation (Note 4)	13	12	26	24
Exploration	53	51	96	92
Advanced projects, research and development (Note 5)	57	42	103	73
General and administrative	43	40	88	79
Other expense, net (Note 6)	61	112	150	185

	1,316	1,129	2,651	2,255

Other income (expense)
Other income, net (Note 7)	44	9	92	18
Interest expense, net	(69)	(23)	(144)	(55)

	(25)	(14)	(52)	(37)

Income from continuing operations before income tax and other items	812	459	1,692	846
Income tax expense (Note 10)	(273)	(136)	(408)	(241)
Equity income (loss) of affiliates	(2)	(3)	(4)	(8)

Income from continuing operations	537	320	1,280	597
Income (loss) from discontinued operations (Note 11)	—	(14)	—	(14)

Net income	537	306	1,280	583
Net income attributable to noncontrolling interests (Note 12)	(155)	(144)	(352)	(232)

Net income attributable to Newmont stockholders	$382	$162	$928	$351

Net income attributable to Newmont stockholders:
Continuing operations	382	171	$928	$360
Discontinued operations	—	(9)	—	(9)

	382	162	$928	$351

Income per common share (Note 13)
Basic:
Continuing operations	$0.78	$0.35	$1.89	$0.75
Discontinued operations	—	(0.02)	—	(0.02)

	$0.78	$0.33	$1.89	$0.73

Diluted:
Continuing operations	$0.77	$0.35	$1.87	$0.75
Discontinued operations	—	(0.02)	—	(0.02)

	$0.77	$0.33	$1.87	$0.73

Cash dividends declared per common share	0.10	0.10	$0.20	$0.20

(1)	Exclusive of Amortization and Reclamation and remediation.
The accompanying notes are an integral part of the condensed consolidated financial statements.

NEWMONT MINING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in millions)

	Six Months Ended
	June 30,
	2010	2009
Operating activities:
Net income	$1,280	$583
Adjustments:
Amortization	455	367
Loss from discontinued operations (Note 11)	—	14
Reclamation and remediation (Note 4)	26	24
Deferred income taxes	(86)	(13)
Stock based compensation and other benefits	39	30
Other operating adjustments and write-downs	18	59
Net change in operating assets and liabilities (Note 24)	(251)	(178)

Net cash provided from continuing operations	1,481	886
Net cash provided from (used in) discontinued operations (Note 11)	(13)	8

Net cash provided from operations	1,468	894

Investing activities:
Additions to property, plant and mine development	(628)	(910)
Investments in marketable debt and equity securities	(7)	—
Acquisitions, net	—	(760)
Proceeds from sale of other assets	52	2
Other	(22)	(4)

Net cash used in investing activities	(605)	(1,672)

Financing activities:
Proceeds from debt, net	—	1,494
Repayment of debt	(263)	(1,668)
Sale of subsidiary shares to noncontrolling interests	229	—
Acquisition of subsidiary shares from noncontrolling interests	(109)	—
Dividends paid to common stockholders	(98)	(98)
Dividends paid to noncontrolling interests	(307)	(112)
Proceeds from stock issuance, net	30	1,247
Change in restricted cash and other	48	5

Net cash provided from (used in) financing activities of continuing operations	(470)	868
Net cash used in financing activities of discontinued operations (Note 11)	—	(2)

Net cash provided from (used in) financing activities	(470)	866

Effect of exchange rate changes on cash	(6)	21

Net change in cash and cash equivalents	387	109
Cash and cash equivalents at beginning of period	3,215	435

Cash and cash equivalents at end of period	$3,602	$544

The accompanying notes are an integral part of the condensed consolidated financial statements.

NEWMONT MINING CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in millions)

	At June 30,	At December 31,
	2010	2009
ASSETS
Cash and cash equivalents	$3,602	$3,215
Trade receivables	358	438
Accounts receivable	106	102
Investments (Note 18)	64	56
Inventories (Note 19)	510	493
Stockpiles and ore on leach pads (Note 20)	527	403
Deferred income tax assets	202	215
Other current assets (Note 21)	702	900

Current assets	6,071	5,822
Property, plant and mine development, net	12,399	12,370
Investments (Note 18)	1,146	1,186
Stockpiles and ore on leach pads (Note 20)	1,607	1,502
Deferred income tax assets	1,083	937
Other long-term assets (Note 21)	463	482

Total assets	$22,769	$22,299

LIABILITIES
Debt (Note 22)	$295	$157
Accounts payable	366	396
Employee-related benefits	194	250
Income and mining taxes	197	200
Other current liabilities (Note 23)	1,143	1,317

Current liabilities	2,195	2,320
Debt (Note 22)	4,280	4,652
Reclamation and remediation liabilities (Note 4)	810	805
Deferred income tax liabilities	1,320	1,341
Employee-related benefits	394	381
Other long-term liabilities (Note 23)	215	174
Liabilities of operations held for sale (Note 11)	—	13

Total liabilities	9,214	9,686

Commitments and contingencies (Note 26)
EQUITY
Common stock	775	770
Additional paid-in capital	8,235	8,158
Accumulated other comprehensive income	526	626
Retained earnings	1,979	1,149

Newmont stockholders’ equity	11,515	10,703
Noncontrolling interests	2,040	1,910

Total equity	13,555	12,613

Total liabilities and equity	$22,769	$22,299

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
The Company identified Nusa Tenggara Partnership (“NTP”), a partnership between Newmont and an affiliate of Sumitomo, that owns a 56% interest in PT Newmont Nusa Tenggara (“PTNNT” or “Batu Hijau”), as a VIE due to certain capital structures and contractual relationships. Newmont also identified P.T Pukuafu Indah (“PTPI”), and PT Indonesia Masbaga Investama (“PTIMI”), unrelated noncontrolling partners of PTNNT, as VIEs. Newmont entered into transactions with PTPI and PTIMI, whereby the Company agreed to advance certain funds in exchange for a pledge of the noncontrolling partners’ combined 20% share of PTNNT dividends, net of withholding tax. The agreements also provide Newmont with certain voting rights and obligations related to the noncontrolling partners’ combined 20% share of PTNNT and commitments from PTPI and PTIMI to support the application of Newmont’s standards to the operation of the Batu Hijau mine. The Company has determined itself to be the primary beneficiary of these entities and control the operations of Batu Hijau, and therefore consolidates PTNNT in the Company’s financial statements.
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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(dollars in millions, except per share, per ounce and per pound amounts)
NOTE 3 SEGMENT INFORMATION
The Company’s reportable segments are based upon the Company’s management organization structure that is focused on the geographic region for the Company’s operations. The financial information relating to Newmont’s segments is as follows:

		Costs		Advanced
		Applicable to		Projects and	Pre-Tax
	Sales	Sales	Amortization	Exploration	Income
Three Months Ended June 30, 2010
Nevada	$505	$252	$64	$20	$158
La Herradura	53	19	5	2	29
Hope Bay	—	—	3	33	(36)
Other North America	—	—	—	—	(1)

North America	558	271	72	55	150

Yanacocha	425	139	40	7	219
Other South America	—	—	—	7	(6)

South America	425	139	40	14	213

Boddington:
Gold	234	113	34
Copper	40	25	6

Total Boddington	274	138	40	3	92

Batu Hijau:
Gold	170	42	12
Copper	258	73	19

Total Batu Hijau	428	115	31	—	270

Other Australia/New Zealand	308	140	24	7	138
Other Asia Pacific	—	—	1	5	(9)

Asia Pacific	1,010	393	96	15	491

Africa	160	55	19	5	73

Corporate and Other	—	—	4	21	(115)

Consolidated	$2,153	$858	$231	$110	$812

NEWMONT MINING CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(dollars in millions, except per share, per ounce and per pound amounts)

		Costs		Advanced
		Applicable to		Projects and	Pre-Tax
	Sales	Sales	Amortization	Exploration	Income
Three Months Ended June 30, 2009
Nevada	$372	$228	$53	$13	$70
La Herradura	29	12	3	1	11
Hope Bay	—	—	3	22	(23)
Other North America	—	—	—	—	(1)

North America	401	240	59	36	57

Yanacocha	489	173	44	6	244
Other South America	—	—	—	8	(7)

South America	489	173	44	14	237

Boddington	—	—	—	12	(69)
Batu Hijau:
Gold	98	24	6
Copper	229	61	16

Total Batu Hijau	327	85	22	—	204

Other Australia/New Zealand	263	141	30	6	89
Other Asia Pacific	—	—	—	3	(7)

Asia Pacific	590	226	52	21	217

Africa	122	57	16	6	38

Corporate and Other	—	—	5	16	(90)

Consolidated	$1,602	$696	$176	$93	$459

NEWMONT MINING CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(dollars in millions, except per share, per ounce and per pound amounts)

		Costs		Advanced
		Applicable to		Projects and	Pre-Tax	Total	Capital
	Sales	Sales	Amortization	Exploration	Income	Assets	Expenditures (1)
Six Months Ended June 30, 2010
Nevada	$972	$509	$126	$37	$279	$3,309	$117
La Herradura	97	32	8	3	54	180	22
Hope Bay	—	—	6	50	(57)	1,938	48
Other North America	—	—	—	1	(3)	53	—

North America	1,069	541	140	91	273	5,480	187

Yanacocha	885	293	77	14	461	2,698	111
Other South America	—	—	—	12	(11)	28	—

South America	885	293	77	26	450	2,726	111

Boddington:
Gold	401	193	56
Copper	79	49	13

Total Boddington	480	242	69	4	160	4,136	81

Batu Hijau:
Gold	335	76	22
Copper	713	165	46

Total Batu Hijau	1,048	241	68	—	677	2,911	33

Other Australia/New Zealand	622	297	56	11	264	884	71
Other Asia Pacific	—	—	1	10	9	183	3

Asia Pacific	2,150	780	194	25	1,110	8,114	188

Africa	291	119	36	12	111	1,234	73

Corporate and Other	—	—	8	45	(252)	5,215	11

Consolidated	$4,395	$1,733	$455	$199	$1,692	$22,769	$570

(1)	Accrual basis includes a decrease in accrued capital expenditures of $58; consolidated capital expenditures on a cash basis were $628.

NEWMONT MINING CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(dollars in millions, except per share, per ounce and per pound amounts)

		Costs		Advanced
		Applicable to		Projects and	Pre-Tax	Total	Capital
	Sales	Sales	Amortization	Exploration	Income	Assets	Expenditures(1)
Six Months Ended June 30, 2009
Nevada	$840	$491	$114	$27	$191	$3,232	$111
La Herradura	52	22	5	1	24	106	19
Hope Bay	—	—	6	36	(40)	1,706	3
Other North America	—	—	—	1	(4)	52	—

North America	892	513	125	65	171	5,096	133

Yanacocha	916	325	85	10	448	1,918	62
Other South America	—	—	—	14	(11)	29	—

South America	916	325	85	24	437	1,947	62

Boddington	—	—	—	17	(76)	3,490	684
Batu Hijau:
Gold	157	51	13
Copper	390	146	37

Total Batu Hijau	547	197	50	—	268	2,604	23

Other Australia/New Zealand	532	286	62	12	166	837	47
Other Asia Pacific	—	—	1	5	(15)	142	1

Asia Pacific	1,079	483	113	34	343	7,073	755

Africa	251	114	34	12	84	1,167	24

Corporate and Other (2)	—	—	10	30	(189)	2,828	8

Consolidated	$3,138	$1,435	$367	$165	$846	$18,111	$982

(1)	Accrual basis includes an increase in accrued capital expenditures of $72; consolidated capital expenditures on a cash basis were $910.

(2)	Corporate and Other includes $69 of Assets held for sale.
NOTE 4 RECLAMATION AND REMEDIATION
At June 30, 2010 and December 31, 2009, $714 and $698, respectively, were accrued for reclamation obligations relating to mineral properties. In addition, the Company is involved in several matters concerning environmental obligations associated with former, primarily historic, mining activities. Generally, these matters concern developing and implementing remediation plans at the various sites involved. At June 30, 2010 and December 31, 2009, $149 and $161, respectively, were accrued for such obligations.
The following is a reconciliation of reclamation and remediation liabilities:

	Six Months Ended June 30,
	2010	2009
Balance at beginning of period	$859	$757
Additions, changes in estimates and other	(4)	17
Liabilities settled	(18)	(22)
Accretion expense	26	24

Balance at end of period	$863	$776

NEWMONT MINING CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(dollars in millions, except per share, per ounce and per pound amounts)
The current portion of Reclamation and remediation liabilities of $53 and $54 at June 30, 2010 and December 31, 2009, respectively, are included in Other current liabilities (see Note 23).
The Company’s reclamation and remediation expenses consisted of:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Accretion — operating	$11	$9	$22	$18
Accretion — non-operating	2	3	4	6

	$13	$12	$26	$24

Asset retirement cost amortization	$7	$7	$14	$14

Asset retirement cost amortization is a component of Amortization.
NOTE 5 ADVANCED PROJECTS, RESEARCH AND DEVELOPMENT

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Major projects:
Hope Bay	$25	$11	$35	$16
Akyem	1	2	4	3
Conga	2	1	3	1
Subika	2	—	2	—
Boddington	—	10	—	13
Other projects:
Technical and project services	11	7	23	12
Corporate	9	3	21	7
Nevada growth	3	5	6	11
South America growth	2	1	4	2
Other	2	2	5	8

	$57	$42	$103	$73

NOTE 6 OTHER EXPENSE, NET

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Community development	$12	$11	$60	$21
Regional administration	18	14	31	26
Peruvian royalty	6	5	12	11
Western Australia power plant	1	6	7	9
World Gold Council dues	3	3	6	6
Boddington acquisition costs	—	59	—	67
Workforce reduction	—	1	—	15
Batu Hijau divestiture	—	1	—	6
Other	21	12	34	24

	$61	$112	$150	$185

NEWMONT MINING CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(dollars in millions, except per share, per ounce and per pound amounts)
NOTE 7 OTHER INCOME, NET

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Gain on asset sales, net	$9	$—	$42	$1
Canadian Oil Sands Trust income	15	5	25	9
Interest income	2	6	5	9
Foreign currency gain (loss), net	5	1	(4)	(2)
Other	13	(3)	24	1

	$44	$9	$92	$18

NOTE 8 EMPLOYEE PENSION AND OTHER BENEFIT PLANS

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Pension benefit costs, net
Service cost	$6	$4	$11	$9
Interest cost	9	8	18	16
Expected return on plan assets	(9)	(7)	(16)	(14)
Amortization, net	5	5	9	8

	$11	$10	$22	$19

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Other benefit costs, net
Service cost	$—	$—	$1	$1
Interest cost	2	2	3	3

	$2	$2	$4	$4

NOTE 9 STOCK BASED COMPENSATION

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Stock options	$6	$5	$9	$8
Restricted stock units	4	2	8	3
Performance leveraged stock units	1	—	4	—
Common stock	1	—	2	1
Restricted stock	—	1	1	2
Deferred stock	3	5	5	8

	$15	$13	$29	$22

Employee Stock Options
For the three and six months ended June 30, 2010 and 2009, 918,343 and 1,157,825 stock option awards, respectively, were granted at a weighted average exercise price of $56 and $40, respectively, per underlying share of the Company’s common stock. At June 30, 2010, there was $28 of unrecognized compensation cost related to unvested stock options. This cost is expected to be recognized on a weighted-average basis for a period of approximately 2 years.

NEWMONT MINING CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(dollars in millions, except per share, per ounce and per pound amounts)
Other Stock Based Compensation
For the three months ended June 30, 2010 and 2009, 149,235 and 198,057 restricted stock units, respectively, were granted, at a weighted-average fair market value of $56 and $40, respectively, per underlying share of the Company’s common stock. For the six months ended June 30, 2010 and 2009, 475,197 and 450,195 restricted stock units, respectively, were granted, at a weighted-average fair market value of $52 and $42, respectively, per underlying share of the Company’s common stock.
No shares of common stock were granted during the three months ended June 30, 2010 and 225 shares of common stock were granted at the weighted-average fair market value of $40 during the three months ended June 30, 2009 under the Company’s financial performance bonus plan. For the six months ended June 30, 2010 and 2009, 64,646 and 40,078 shares of common stock, respectively, were granted under this plan at a weighted-average fair market value of $50 and $43, respectively.
Beginning in 2010, the Company granted performance leveraged stock units (“PSUs”) to eligible executives. For the three and six months ended June 30, 2010, nil and 204,732 PSUs, respectively, were granted under the performance leveraged stock bonus plan. The actual number of PSUs earned will be determined at the end of a performance period (generally three years), based upon certain measures of shareholder return.
At June 30, 2010, there was $39 of unrecognized compensation costs related to unvested other stock based compensation awards. This cost is expected to be recognized over a weighted-average period of approximately 2 years.
NOTE 10 INCOME TAXES
During the second quarter of 2010, the Company recorded estimated income tax expense of $273 resulting in an effective tax rate of 33.6%. Estimated income tax expense during the second quarter of 2009 was $136 for an effective tax rate of 29.6%. The increase in the effective tax rate from 2009 to 2010 resulted from the change in the jurisdictional blend of the Company’s taxable income and the effect of percentage depletion. During the first half of 2010, estimated income tax expense was $408 resulting in an effective tax rate of 24.1%. Estimated income tax expense during the first half of 2009 was $241 for an effective tax rate of 28.5%. The decrease in the effective tax rate from 2009 to 2010 resulted from a tax benefit of $127 being recorded in the first quarter of 2010 from the conversion of non-US tax-paying entities to entities currently subject to U.S. income tax resulting in an increase in net deferred tax assets, partially offset by the change in the jurisdictional blend of the Company’s taxable income and the effect it has on the overall rate impact from percentage depletion. The effective tax rates in the second quarter of 2010 and 2009 are different from the United States statutory rate of 35% primarily due to U.S. percentage depletion and the effect of different income tax rates in countries where earnings are indefinitely reinvested.
The Company operates in numerous countries around the world and accordingly it is subject to, and pays annual income taxes under, the various income tax regimes in the countries in which it operates. Some of these tax regimes are defined by contractual agreements with the local government, and others are defined by the general corporate income tax laws of the country. The Company has historically filed, and continues to file, all required income tax returns and pay the income taxes reasonably determined to be due. The tax rules and regulations in many countries are highly complex and subject to interpretation. From time to time the Company is subject to a review of its historic income tax filings and in connection with such reviews, disputes can arise with the taxing authorities over the interpretation or application of certain rules to the Company’s business conducted within the country involved. The Company anticipates concluding a tax audit and receiving an assessment from the Indonesian Tax Office in July 2010. The Company intends to vigorously defend its positions through all processes available to it. The conclusion of on-going negotiations could have an impact on our unrecognized income tax benefit balances; however, the Company believes that the outcome will not have a material impact on the Company’s financial position. At June 30, 2010, the Company’s total unrecognized tax benefit was $133 for uncertain income tax positions taken or expected to be taken on income tax returns. Of this, $65 represents the amount of unrecognized tax benefits that, if recognized, would affect the Company’s effective income tax rate.

NEWMONT MINING CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(dollars in millions, except per share, per ounce and per pound amounts)
As a result of (i) statute of limitations that expire in the next 12 months in various jurisdictions, and (ii) possible settlements of audit-related issues with taxing authorities in various jurisdictions with respect to which none of the issues are individually significant, the Company believes that it is reasonably possible that the total amount of its net unrecognized income tax benefits will decrease by approximately $15 to $30 in the next 12 months.
On January 1, 2010, various U.S. tax provisions expired, and as of June 30, 2010, the provisions have not been reinstated. These expired tax provisions do not have a material effect on the Company’s financial statements.
NOTE 11 DISCONTINUED OPERATIONS
Discontinued operations relate solely to the Kori Kollo operation in Bolivia, sold in July 2009.
The Company has reclassified the 2009 balance sheet amounts and income statement results from the historical presentation to Assets and Liabilities of operations held for sale on the Condensed Consolidated Balance Sheets and to Income (loss) from discontinued operations in the Condensed Consolidated Statements of Income. The Condensed Consolidated Statements of Cash Flows have been reclassified for assets held for sale and discontinued operations for all periods presented.
The following table details selected financial information included in the Income (loss) from discontinued operations in the consolidated statements of income:

	Three Months Ended	Six Months Ended
	June 30, 2009	June 30, 2009
Sales	$16	$32

Income from operations	$1	$1
Loss on impairment	(44)	(44)

Pre-tax loss	(43)	(43)
Income tax benefit	29	29

Income (loss) from discontinued operations	$(14)	$(14)

Liabilities of operations held for sale include Other liabilities of $13 at December 31, 2009.
Net operating cash provided from (used in) discontinued operations was $(13) and $8 in the first half of 2010 and 2009, respectively.
Net cash used in financing activities of discontinued operations was $2 in the first half of 2009 for repayment of debt.
NOTE 12 NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Batu Hijau	$84	$71	$202	$92
Yanacocha	71	77	151	144
Other	—	(4)	(1)	(4)

	$155	$144	$352	$232

NEWMONT MINING CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(dollars in millions, except per share, per ounce and per pound amounts)
In June 2010, PTPI completed the sale of an approximate 2.2% interest in PTNNT to PTIMI. To enable the transaction to proceed, the Company released its rights to the dividends payable on this 2.2% interest and released the security interest in the associated shares. The Company further agreed, however, to advance certain funds to PTIMI to enable it to purchase the interest in exchange for an assignment by PTIMI to the Company of the dividends payable on the 2.2% interest (net of withholding tax), a pledge of the shares as security on the advance, and certain voting rights and obligations. The funds that the Company advanced to PTIMI and which it paid to PTPI for the shares were used by PTPI to reduce its outstanding balance with the Company. Upon completion of this transaction, PTPI requested and was allowed to make additional draw downs under the agreement with PTPI. The Company’s economic interest in PTPI’s and PTIMI’s combined 20% interest in PTNNT remains at 17% and has not changed as a result of these transactions.
In March 2010, the Company (through NTP) completed the sale and transfer of shares for a 7% interest in PTNNT, the Indonesian subsidiary that operates Batu Hijau, to PT Multi Daerah Bersaing (“PTMDB”) in compliance with divestiture obligations under the Contract of Work, reducing NTP’s ownership interest to 56% from 63%. In 2009, the Company (through NTP) completed the sale and transfer of shares for a 17% interest in PTNNT to PTMDB in compliance with divestiture obligations under the Contract of Work, reducing NTP’s ownership interest to 63% from 80%. The 2010 and 2009 share transfers resulted in gains of approximately $16 (after tax of $33) and $63 (after tax of $115), respectively, that were recorded as Additional paid-in capital. For information on the Batu Hijau Contract of Work and divestiture requirements, see the discussion in Note 26 to the Condensed Consolidated Financial Statements.
In December 2009, the Company entered into a transaction with PTPI, whereby the Company agreed to advance certain funds to PTPI in exchange for a pledge of the noncontrolling partner’s 20% share of PTNNT dividends, net of withholding tax, and certain voting rights and obligations, and a commitment from PTPI to support the application of Newmont’s standards to the operation of the Batu Hijau mine. Based on the transaction with PTPI, the Company recognized an additional 17% effective economic interest in PTNNT.
At June 30, 2010, Newmont continued to have a 48.50% effective economic interest in PTNNT. Based on the accounting guidance for variable interest entities, Newmont continues to consolidate PTNNT in its Consolidated Financial Statements.
Newmont has a 51.35% ownership interest in Minera Yanacocha SR.L. (“Yanacocha”), with the remaining interests held by Compañia de Minas Buenaventura, S.A.A. (43.65%) and the International Finance Corporation (5%).

NEWMONT MINING CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(dollars in millions, except per share, per ounce and per pound amounts)
NOTE 13 INCOME PER COMMON SHARE
Basic income per common share is computed by dividing income available to Newmont common stockholders by the weighted average number of common shares outstanding during the period. Diluted income per common share is computed similarly to basic income per common share except that weighted average common shares is increased to include the potential issuance of dilutive common shares.

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Net income attributable to Newmont stockholders
Continuing operations	$382	$171	$928	$360
Discontinued operations	—	(9)	—	(9)

	$382	$162	$928	$351

Weighted average common shares (millions):
Basic	492	490	491	483
Effect of employee stock-based awards	1	1	1	1
Effect of convertible notes	6	—	4	—

Diluted	499	491	496	484

Net income attributable to Newmont stockholders per common share
Basic:
Continuing operations	$0.78	$0.35	$1.89	$0.75
Discontinued operations	—	(0.02)	—	(0.02)

	$0.78	$0.33	$1.89	$0.73

Diluted:
Continuing operations	$0.77	$0.35	$1.87	$0.75
Discontinued operations	—	(0.02)	—	(0.02)

	$0.77	$0.33	$1.87	$0.73

Options to purchase 2 and 5 million shares of common stock at average exercise prices of $57 and $46 were outstanding at June 30, 2010 and 2009, respectively, but were not included in the computation of diluted weighted average number of common shares because their effect would have been anti-dilutive under the treasury stock method.
In February 2009 and July 2007, Newmont issued $518 and $1,150, respectively, of convertible notes that, if converted in the future, would have a potentially dilutive effect on the Company’s weighted average number of common shares. Under the indenture for the convertible notes, upon conversion Newmont is required to settle the principal amount of the convertible notes in cash and may elect to settle the remaining conversion obligation (stock price in excess of the conversion price) in cash, shares or a combination thereof. The effect of contingently convertible instruments on diluted earnings per share is calculated under the net share settlement method. Under the net share settlement method, the Company includes the amount of shares it would take to satisfy the conversion obligation, assuming that all of the convertible notes are surrendered. The average closing price of the Company’s common stock for each of the periods presented is used as the basis for determining dilution. The average price of the Company’s common stock for the three and six months ended June 30, 2010 exceeded the conversion price of $46.25 and $46.21 for the notes issued in 2009 and 2007, respectively, and therefore, 6 and 4 million additional shares were included in the computation of diluted weighted average common shares for the three and six months ended June 30, 2010, respectively.

NEWMONT MINING CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(dollars in millions, except per share, per ounce and per pound amounts)
In connection with the 2007 convertible senior notes offering, the Company entered into Call Spread Transactions which included the purchase of call options and the sale of warrants. As a result of the Call Spread Transactions, the conversion price of $46.21 was effectively increased to $60.27. Should the warrant transactions become dilutive to the Company’s earnings per share (if Newmont’s average share price exceeds $60.27) the underlying shares will be included in the computation of diluted income per common share.
The Net income attributable to Newmont stockholders and transfers from noncontrolling interests was:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Net income attributable to Newmont stockholders	$382	$162	$928	$351
Transfers from noncontrolling interests:
Increase in Additional paid in capital from sale of PTNNT shares, net of tax of $33	1	—	16	—

Net income attributable to Newmont stockholders and transfers from noncontrolling interests	$383	$162	$944	$351

NOTE 14 COMPREHENSIVE INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Net income	$537	$306	$1,280	$583
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on marketable securities	(77)	99	(28)	192
Foreign currency translation adjustments	(55)	136	1	89
Pension and other benefit liability adjustments	3	2	5	3
Change in fair value of cash flow hedge instruments:
Net change from periodic revaluations	(72)	105	(43)	86
Net amount reclassified to income	(16)	7	(35)	24

Net unrecognized gain (loss) on derivatives	(88)	112	(78)	110

	(217)	349	(100)	394

Comprehensive income	$320	$655	$1,180	$977

Comprehensive income attributable to:
Newmont stockholders	$165	$510	$828	$744
Noncontrolling interests	155	145	352	233

	$320	$655	$1,180	$977

NEWMONT MINING CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(dollars in millions, except per share, per ounce and per pound amounts)
NOTE 15 CHANGES IN EQUITY

	Six Months Ended June 30,
	2010	2009
Common stock:
At beginning of period	$770	$709
Common stock offering	—	55
Stock based compensation	2	2
Shares issued in exchange for exchangeable shares	3	2

At end of period	775	768

Additional paid-in capital:
At beginning of period	8,158	6,831
Common stock offering	—	1,179
Convertible debt issuance	—	46
Common stock dividends	—	(45)
Stock based compensation	64	43
Shares issued in exchange for exchangeable shares	(3)	(2)
Sale of subsidiary shares to noncontrolling interests	16	—

At end of period	8,235	8,052

Accumulated other comprehensive income:
At beginning of period	626	(253)
Other comprehensive income (Note 14)	(100)	394

At end of period	526	141

Retained earnings:
At beginning of period	1,149	4
Net income attributable to Newmont stockholders	928	351
Common stock dividends	(98)	(53)

At end of period	1,979	302

Noncontrolling interests:
At beginning of period	1,910	1,370
Net income attributable to noncontrolling interests	352	232
Dividends paid to noncontrolling interests	(320)	(112)
Other comprehensive income	—	1
Sale of subsidiary shares to noncontrolling interests, net	98	—

At end of period	2,040	1,491

Total equity	$13,555	$10,754

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

	Fair Value at June 30, 2010
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$1,911	$1,911	$—	$—
Marketable equity securities:
Extractive industries	1,130	1,130	—	—
Other	6	6	—	—
Marketable debt securities:
Asset backed commercial paper	18	—	—	18
Corporate	8	8	—	—
Auction rate securities	5	—	—	5
Trade receivable from provisional copper and gold concentrate sales, net	309	309	—	—
Derivative instruments, net:
Foreign exchange forward contracts	29	—	29	—
Interest rate swap contracts	5	—	5	—

	$3,421	$3,364	$34	$23

Liabilities:
8 5/8% debentures ($222 hedged portion)	$236	$—	$236	$—
Boddington contingent consideration	85	—	—	85
Derivative instruments, net:
Diesel forward contracts	1	—	1	—

	$322	$—	$237	$85

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
The Company’s marketable debt securities include investments in auction rate securities and asset backed commercial paper. The Company reviews the fair value for auction rate securities and asset backed commercial paper on at least a quarterly basis. The auction rate securities are traded in markets that are not active, trade infrequently and have little price transparency. The Company estimated the fair value of the auction rate securities based on weighted average risk calculations using probabilistic cash flow assumptions. In January 2009, the investments in the Company’s asset backed commercial paper were restructured by court order. The restructuring allowed an interest distribution to be made to investors. The Company estimated the fair value of the asset backed commercial paper using a probability of return to each class of notes reflective of information reviewed regarding the separate classes of securities. The auction rate securities and asset backed commercial paper are classified within Level 3 of the fair value hierarchy. The Company’s corporate marketable debt securities are valued using quoted market prices in active markets and as such are classified within Level 1 of the fair value hierarchy.
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
The Company had no significant changes in the fair value of the Level 3 financial assets and liabilities for the six months ended June 30, 2010.
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
Cash Flow Hedges
The foreign currency and diesel contracts are designated as cash flow hedges, and as such, the effective portion of unrealized changes in market value have been recorded in Accumulated other comprehensive income and are recorded in earnings during the period in which the hedged transaction affects earnings. Gains and losses from hedge ineffectiveness are recognized in current earnings.

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
Newmont had the following foreign currency derivative contracts outstanding at June 30, 2010:

	Expected Maturity Date
					Total/
	2010	2011	2012	2013	Average
A$ Fixed Forward Contracts:
$ (millions)	$373	$558	$280	$44	$1,255
Average rate ($/A$)	0.80	0.78	0.80	0.80	0.79
A$ notional (millions)	465	713	350	55	1,583
Expected hedge ratio	70%	54%	27%	8%	39%
NZ$ Fixed Forward Contracts:
$ (millions)	$22	$31	$4	$—	$57
Average rate ($/NZ$)	0.65	0.67	0.66	—	0.67
NZ$ notional (millions)	34	46	7	—	87
Expected hedge ratio	62%	38%	12%	—%	37%
IDR Fixed Forward Contracts:
$ (millions)	$14	$—	$—	$—	$14
Average rate (IDR/$)	10,024	—	—	—	10,024
IDR notional (millions)	140,337	—	—	—	140,337
Expected hedge ratio	30%	—%	—%	—%	30%
Diesel Fixed Forward Contracts
Newmont hedges a portion of its operating cost exposure related to diesel consumed at its Nevada operations to reduce the variability in realized diesel prices. The hedging instruments consist of a series of financially settled fixed forward contracts with expiration dates ranging up to two years from the date of issue.
Newmont had the following diesel derivative contracts outstanding at June 30, 2010:

	Expected Maturity Date
				Total/
	2010	2011	2012	Average
Diesel Fixed Forward Contracts:
$ (millions)	$24	$31	$4	$59
Average rate ($/gallon)	2.08	2.25	2.43	2.19
Diesel gallons (millions)	12	14	2	28
Expected Nevada hedge ratio	57%	32%	8%	32%

NEWMONT MINING CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(dollars in millions, except per share, per ounce and per pound amounts)
Fair Value Hedges
Interest Rate Swap Contracts
At June 30, 2010, Newmont had $222 fixed to floating swap contracts designated as a hedge against its 8 5/8% debentures due 2011. The interest rate swap contracts assist in managing the Company’s targeted mix of fixed and floating rate debt. Under the hedge contract terms, Newmont receives fixed-rate interest payments at 8.63% and pays floating-rate interest amounts based on periodic London Interbank Offered Rate (“LIBOR”) settings plus a spread, ranging from 2.60% to 7.63%. The interest rate swap contracts were designated as fair value hedges and changes in fair value have been recorded in income in each period, consistent with recording changes to the mark-to-market value of the underlying hedged liability in income.
Derivative Instrument Fair Values
Newmont had the following derivative instruments designated as hedges with fair values at June 30, 2010 and December 31, 2009:

	Fair Values of Derivative Instruments
	At June 30, 2010
	Other Current	Other Long-Term	Other Current	Other Long-Term
	Assets	Assets	Liabilities	Liabilities
Foreign currency exchange contracts:
A$ fixed forward contracts	$44	$20	$17	$20
NZ$ fixed forward contracts	2	—	1	—
IDR fixed forward contracts	1	—	—	—
Diesel fixed forward contracts	2	—	2	1
Interest rate swap contracts	5	—	—	—

Total derivative instruments (Notes 21 and 23)	$54	$20	$20	$21

	Fair Values of Derivative Instruments
	At December 31, 2009
	Other Current	Other Long-Term	Other Current	Other Long-Term
	Assets	Assets	Liabilities	Liabilities
Foreign currency exchange contracts:
A$ fixed forward contracts	$78	$53	$—	$1
NZ$ fixed forward contracts	5	1	—	—
IDR fixed forward contracts	1	—	—	—
Diesel fixed forward contracts	5	1	—	—
Interest rate swap contracts	3	4	—	—

Total derivative instruments(Notes 21 and 23)	$92	$59	$—	$1

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

	Foreign Currency
	Exchange Contracts		Diesel Forward Contracts
	2010	2009	2010	2009
For the three months ended June 30,
Cash flow hedging relationships:

Gain (loss) recognized in other comprehensive income (effective portion)	$(99)	$142	$(6)	$7

Gain (loss) reclassified from Accumulated other comprehensive income into income (effective portion) (1)	21	(9)	1	(4)

For the six months ended June 30,
Cash flow hedging relationships:

Gain (loss) recognized in other comprehensive income (effective portion)	$(58)	$118	$(5)	$4

Gain (loss) reclassified from Accumulated other comprehensive income into income (effective portion) (1)	45	(30)	2	(11)

(1)	The gain (loss) for the effective portion of foreign exchange and diesel cash flow hedges reclassified from Accumulated other comprehensive income is included in Costs applicable to sales.
The amount to be reclassified from Accumulated other comprehensive income, net of tax to income for derivative instruments during the next 12 months is a gain of approximately $24.

	Interest Rate		8 5/8% Debentures
	Swap Contracts		(Hedged Portion)
	2010	2009	2010	2009
For the three months ended June 30,
Fair value hedging relationships:
Gain (loss) recognized in income (effective portion) (1)	$1	$1	$2	$—
Gain (loss) recognized in income (ineffective portion) (2)	(2)	(1)	1	(2)

For the six months ended June 30,
Fair value hedging relationships:
Gain (loss) recognized in income (effective portion) (1)	$3	$2	$2	$(1)
Gain (loss) recognized in income (ineffective portion) (2)	(2)	(1)	1	(3)

(1)	The gain (loss) recognized for the effective portion of fair value hedges and the underlying hedged debt is included in Interest expense, net.

(2)	The ineffective portion recognized for fair value hedges and the underlying hedged debt is included in Other income, net.

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
LME copper prices averaged $3.19 per pound during the three months ended June 30, 2010, compared with the Company’s recorded average provisional price of $3.13 per pound before mark-to-market gains and treatment and refining charges. LME copper prices averaged $3.24 per pound during the six months ended June 30, 2010, consistent with the Company’s recorded average provisional price per pound before mark-to-market gains and treatment and refining charges. The applicable forward copper price at the end of the second quarter was $2.96 per pound. During the three months ended June 30, 2010, changes in copper prices resulted in a provisional pricing mark-to-market loss of $79 ($0.62 per pound). During the six months ended June 30, 2010, changes in copper prices resulted in a provisional pricing mark-to-market loss of $48 ($0.17 per pound). At June 30, 2010, Newmont had copper sales of 137 million pounds priced at an average of $2.96 per pound, subject to final pricing over the next several months.
The average London P.M. fix for gold was $1,197 per ounce during the three months ended June 30, 2010, compared with the Company’s recorded average provisional price of $1,192 per ounce before mark-to-market gains and treatment and refining charges. The average London P.M. fix for gold was $1,152 per ounce during the six months ended June 30, 2010, compared with the Company’s recorded average provisional price of $1,151 per ounce before mark-to-market gains and treatment and refining charges. The applicable forward gold price at the end of the second quarter was $1,245 per ounce. During the three months ended June 30, 2010, changes in gold prices resulted in a provisional pricing mark-to-market gain of $20 ($13 per ounce). During the six months ended June 30, 2010, changes in gold prices resulted in a provisional pricing mark-to-market gain of $22 ($7 per ounce). At June 30, 2010, Newmont had gold sales of 180,000 ounces priced at an average of $1,245 per ounce, subject to final pricing over the next several months.

NEWMONT MINING CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(dollars in millions, except per share, per ounce and per pound amounts)
NOTE 18 INVESTMENTS

	At June 30, 2010
	Cost/Equity	Unrealized		Fair/Equity
	Basis	Gain	Loss	Basis
Current:
Marketable Equity Securities:
Regis Resources	$5	$38	$—	$43
Other	9	12	—	21

	$14	$50	$—	$64

Long-term:
Marketable Debt Securities:
Asset backed commercial paper	$24	$—	$(6)	$18
Auction rate securities	7	—	(2)	5
Corporate	6	2	—	8

	37	2	(8)	31

Marketable Equity Securities:
Canadian Oil Sands Trust	294	500	—	794
Gabriel Resources Ltd.	74	159	—	233
Shore Gold Inc.	4	7	—	11
Other	25	11	(2)	34

	397	677	(2)	1,072

Other investments, at cost	10	—	—	10

Investment in Affiliates:
La Zanja	33	—	—	33

	$477	$679	$(10)	$1,146

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

The AGR Matthey Joint Venture (“AGR”), in which the Company held a 40% equity interest, was dissolved on March 30, 2010. The remaining interests were held by West Australian Mint (“WAM”) (40%) and Johnson Matthey Australia (“JMA”) (20%). The Company received consideration of $14 from the dissolution and recorded a gain of $6 in the first half of 2010.
Included in Investments at June 30, 2010 and December 31, 2009 are $8 and $10, respectively, of long-term marketable debt securities and $6 and $5 of long-term marketable equity securities, respectively, that are legally pledged for purposes of settling asset retirement obligations related to the San Jose Reservoir at Yanacocha.
During the first half of 2009, the Company recognized impairments for other-than temporary declines in value of $2 for Shore Gold Inc. and $4 for other marketable equity securities.

NEWMONT MINING CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(dollars in millions, except per share, per ounce and per pound amounts)
The following tables present the gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by length of time that the individual securities have been in a continuous unrealized loss position:

	Less than 12 Months		12 Months or Greater		Total
		Unrealized		Unrealized		Unrealized
At June 30, 2010	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Asset backed commercial paper	$—	$—	$18	$6	$18	$6
Auction rate securities	—	—	5	2	5	2
Marketable equity securities	5	2	—	—	5	2

	$5	$2	$23	$8	$28	$10

	Less than 12 Months		12 Months or Greater		Total
		Unrealized		Unrealized		Unrealized
At December 31, 2009	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Asset backed commercial paper	$—	$—	$18	$6	$18	$6
Auction rate securities	—	—	5	2	5	2

	$—	$—	$23	$8	$23	$8

The unrealized loss of $10 and $8 at June 30, 2010 and December 31, 2009, respectively, relate to the Company’s investments in asset backed commercial paper, auction rate securities and marketable equity securities as listed in the tables above. While the fair values of these investments are below their respective cost, the Company views these declines as temporary. The Company intends to hold its investment in auction rate securities and asset backed commercial paper until maturity or such time that the market recovers and therefore considers these losses temporary.
NOTE 19 INVENTORIES

	At June 30,	At December 31,
	2010	2009
In-process	$79	$80
Concentrate	32	10
Precious metals	9	9
Materials, supplies and other	390	394

	$510	$493

NOTE 20 STOCKPILES AND ORE ON LEACH PADS

	At June 30,	At December 31,
	2010	2009
Current:
Stockpiles	$303	$206
Ore on leach pads	224	197

	$527	$403

Long-term:
Stockpiles	$1,272	$1,181
Ore on leach pads	335	321

	$1,607	$1,502

NEWMONT MINING CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(dollars in millions, except per share, per ounce and per pound amounts)
At June 30, 2010, stockpiles were primarily located at Batu Hijau ($841), Nevada ($328), Other Australia/New Zealand ($114), Boddington ($140) and Ahafo ($88), while ore on leach pads were primarily located at Yanacocha ($388) and Nevada ($164).
NOTE 21 OTHER ASSETS

	At June 30,	At December 31,
	2010	2009
Other current assets:
Refinery metal inventory and receivable	$504	$671
Prepaid assets	89	70
Derivative instruments	54	92
Other	55	67

	$702	$900

Other long-term assets:
Goodwill	$188	$188
Intangible assets	91	29
Debt issuance costs	43	50
Restricted cash	23	70
Other receivables	23	16
Derivative instruments	20	59
Other	75	70

	$463	$482

NOTE 22 DEBT

	At June 30, 2010		At December 31, 2009
	Current	Non-Current	Current	Non-Current
Sale-leaseback of refractory ore treatment plant	$30	$134	$24	$164
8 5/8% debentures, net of discount (due 2011)	216	—	—	218
2012 convertible senior notes, net of discount	—	475	—	463
2014 convertible senior notes, net of discount	—	478	—	468
2017 convertible senior notes, net of discount	—	425	—	417
5 1/8% senior notes, net of discount (due 2019)	—	896	—	896
5 7/8% senior notes, net of discount (due 2035)	—	598	—	597
6 1/4% senior notes, net of discount (due 2039)	—	1,087	—	1,087
PTNNT project financing facility	—	—	87	133
Yanacocha credit facility	14	41	14	48
Yanacocha senior notes	16	84	8	92
Ahafo project facility	10	60	10	65
Other project financings and capital leases	9	2	14	4

	$295	$4,280	$157	$4,652

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

NEWMONT MINING CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(dollars in millions, except per share, per ounce and per pound amounts)
Scheduled minimum debt repayments are $27 for the remainder of 2010, $287 in 2011, $576 in 2012, $72 in 2013, $545 in 2014 and $3,068 thereafter.
NOTE 23 OTHER LIABILITIES

	At June 30,	At December 31,
	2010	2009
Other current liabilities:
Refinery metal payable	$504	$671
Accrued operating costs	205	131
Interest	65	72
Accrued capital expenditures	56	115
Reclamation and remediation costs	53	54
Boddington acquisition costs	52	52
Royalties	45	58
Taxes other than income and mining	31	21
Boddington contingent consideration	27	16
Derivative instruments	20	—
Other	85	127

	$1,143	$1,317

Other long-term liabilities:
Boddington contingent consideration	$58	$69
Income and mining taxes	51	38
Power supply agreements	38	—
Derivative instruments	21	1
Other	47	66

	$215	$174

NOTE 24 NET CHANGE IN OPERATING ASSETS AND LIABILITIES
Net cash provided from operations attributable to the net change in operating assets and liabilities is composed of the following:

	Six Months Ended June 30,
	2010	2009
Decrease (increase) in operating assets:
Trade and accounts receivable	$74	$68
Inventories, stockpiles and ore on leach pads	(187)	(155)
EGR refinery assets	138	(70)
Other assets	(30)	5
Increase (decrease) in operating liabilities:
Accounts payable and other accrued liabilities	(90)	(74)
EGR refinery liabilities	(138)	70
Reclamation liabilities	(18)	(22)

	$(251)	$(178)

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

	Three Months Ended June 30, 2010
					Newmont
	Newmont				Mining
	Mining	Newmont	Other		Corporation
Condensed Consolidating Statement of Income	Corporation	USA	Subsidiaries	Eliminations	Consolidated

Sales	$—	$1,410	$743	$—	$2,153

Costs and expenses
Costs applicable to sales (1)	—	525	339	(6)	858
Amortization	—	143	89	(1)	231
Reclamation and remediation	—	10	3	—	13
Exploration	—	32	21	—	53
Advanced projects, research and development	—	25	32	—	57
General and administrative	—	37	—	6	43
Other expense, net	—	39	21	1	61

	—	811	505	—	1,316

Other income (expense)
Other income, net	—	13	31	—	44
Interest income — intercompany	35	2	1	(38)	—
Interest expense — intercompany	(3)	—	(35)	38	—
Interest expense, net	(64)	(4)	(1)	—	(69)

	(32)	11	(4)	—	(25)

Income (loss) before income tax and other items	(32)	610	234	—	812
Income tax expense	9	(221)	(61)	—	(273)
Equity income (loss) of affiliates	405	1	63	(471)	(2)

Net income (loss)	382	390	236	(471)	537
Net loss (income) attributable to noncontrolling interests	—	(185)	(10)	40	(155)

Net income (loss) attributable to Newmont stockholders	$382	$205	$226	$(431)	$382

(1)	Exclusive of Amortization and Reclamation and remediation.

NEWMONT MINING CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(dollars in millions, except per share, per ounce and per pound amounts)

	Three Months Ended June 30, 2009
					Newmont
	Newmont				Mining
	Mining	Newmont	Other		Corporation
Condensed Consolidating Statement of Income	Corporation	USA	Subsidiaries	Eliminations	Consolidated

Sales	$—	$1,217	$385	$—	$1,602

Costs and expenses
Costs applicable to sales (1)	—	499	203	(6)	696
Amortization	—	125	51	—	176
Reclamation and remediation	—	8	4	—	12
Exploration	—	26	25	—	51
Advanced projects, research and development	—	17	26	(1)	42
General and administrative	—	33	—	7	40
Other expense, net	8	26	78	—	112

	8	734	387	—	1,129

Other income (expense)
Other income, net	(6)	(6)	21	—	9
Interest income — intercompany	28	2	1	(31)	—
Interest expense — intercompany	(3)	—	(28)	31	—
Interest expense, net	(9)	(12)	(2)	—	(23)

	10	(16)	(8)	—	(14)

Income before income tax and other items	2	467	(10)	—	459
Income tax expense	(3)	(160)	27	—	(136)
Equity income (loss) of affiliates	177	2	28	(210)	(3)

Income (loss) from continuing operations	176	309	45	(210)	320
Income (loss) from discontinued operations	(14)	(14)	—	14	(14)

Net income (loss)	162	295	45	(196)	306
Net loss (income) attributable to noncontrolling interests	—	(144)	(15)	15	(144)

Net income (loss) attributable to Newmont stockholders	$162	$151	$30	$(181)	$162

(1)	Exclusive of Amortization and Reclamation and remediation.

NEWMONT MINING CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(dollars in millions, except per share, per ounce and per pound amounts)

	Six Months Ended June 30, 2010
					Newmont
	Newmont				Mining
	Mining	Newmont	Other		Corporation
Condensed Consolidating Statement of Income	Corporation	USA	Subsidiaries	Eliminations	Consolidated

Sales	$—	$3,002	$1,393	$—	$4,395

Costs and expenses
Costs applicable to sales (1)	—	1,076	668	(11)	1,733
Amortization	—	286	170	(1)	455
Reclamation and remediation	—	19	7	—	26
Exploration	—	56	40	—	96
Advanced projects, research and development	—	54	49	—	103
General and administrative	—	75	1	12	88
Other expense, net	—	115	35	—	150

	—	1,681	970	—	2,651

Other income (expense)
Other income, net	—	14	78	—	92
Interest income — intercompany	71	4	2	(77)	—
Interest expense — intercompany	(5)	—	(72)	77	—
Interest expense, net	(126)	(16)	(2)	—	(144)

	(60)	2	6	—	(52)

Income (loss) before income tax and other items	(60)	1,323	429	—	1,692
Income tax expense	150	(454)	(104)	—	(408)
Equity income (loss) of affiliates	838	1	130	(973)	(4)

Net income (loss)	928	870	455	(973)	1,280
Net loss (income) attributable to noncontrolling interests	—	(428)	(5)	81	(352)

Net income (loss) attributable to Newmont stockholders	$928	$442	$450	$(892)	$928

(1)	Exclusive of Amortization and Reclamation and remediation.

NEWMONT MINING CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(dollars in millions, except per share, per ounce and per pound amounts)

	Six Months Ended June 30, 2009
					Newmont
	Newmont				Mining
	Mining	Newmont	Other		Corporation
Condensed Consolidating Statement of Income	Corporation	USA	Subsidiaries	Eliminations	Consolidated

Sales	$—	$2,355	$783	$—	$3,138

Costs and expenses
Costs applicable to sales (1)	—	1,036	411	(12)	1,435
Amortization	—	262	105	—	367
Reclamation and remediation	—	17	7	—	24
Exploration	—	48	44	—	92
Advanced projects, research and development	—	35	40	(2)	73
General and administrative	—	63	2	14	79
Other expense, net	8	84	93	—	185

	8	1,545	702	—	2,255

Other income (expense)
Other income, net	(10)	—	28	—	18
Interest income — intercompany	60	4	1	(65)	—
Interest expense — intercompany	(5)	—	(60)	65	—
Interest expense, net	(27)	(25)	(3)	—	(55)

	18	(21)	(34)	—	(37)

Income before income tax and other items	10	789	47	—	846
Income tax expense	(13)	(243)	15	—	(241)
Equity income (loss) of affiliates	368	3	54	(433)	(8)

Income (loss) from continuing operations	365	549	116	(433)	597
Income (loss) from discontinued operations	(14)	(14)	—	14	(14)

Net income (loss)	351	535	116	(419)	583
Net loss (income) attributable to noncontrolling interests	—	(234)	(28)	30	(232)

Net income (loss) attributable to Newmont stockholders	$351	$301	$88	$(389)	$351

(1)	Exclusive of Amortization and Reclamation and remediation.

NEWMONT MINING CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(dollars in millions, except per share, per ounce and per pound amounts)

	Six Months Ended June 30, 2010
					Newmont
	Newmont				Mining
	Mining	Newmont	Other		Corporation
Condensed Consolidating Statement of Cash Flows	Corporation	USA	Subsidiaries	Eliminations	Consolidated
Operating activities:
Net income (loss)	$928	$870	$455	$(973)	$1,280
Adjustments	(115)	319	(725)	973	452
Net change in operating assets and liabilities	(2)	(160)	(89)	—	(251)

Net cash provided from (used in) continuing operations	811	1,029	(359)	—	1,481
Net cash used in discontinued operations	—	(13)	—	—	(13)

Net cash provided from (used in) operations	811	1,016	(359)	—	1,468

Investing activities:
Additions to property, plant and mine development	—	(283)	(345)	—	(628)
Investment in marketable debt and equity securities	—	—	(7)	—	(7)
Proceeds from sale of other assets	—	8	44	—	52
Other	—	—	(22)	—	(22)

Net cash used in investing activities	—	(275)	(330)	—	(605)

Financing activities:
Net repayments	—	(257)	(6)	—	(263)
Net intercompany borrowings (repayments)	(751)	(23)	855	(81)	—
Sale of subsidiary shares to noncontrolling interests	—	229	—	—	229
Acquisition of subsidiary shares from noncontrolling interests	—	—	(109)	—	(109)
Dividends paid to common stockholders	(98)	—	—	—	(98)
Dividends paid to noncontrolling interests	—	(388)	—	81	(307)
Proceeds from stock issuance, net	30	—	—	—	30
Change in restricted cash and other	—	48	—	—	48

Net cash provided from (used in) financing activities	(819)	(391)	740	—	(470)

Effect of exchange rate changes on cash	—	—	(6)	—	(6)

Net change in cash and cash equivalents	(8)	350	45	—	387
Cash and cash equivalents at beginning of period	8	3,067	140	—	3,215

Cash and cash equivalents at end of period	$—	$3,417	$185	$—	$3,602

NEWMONT MINING CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(dollars in millions, except per share, per ounce and per pound amounts)

	Six Months Ended June 30, 2009
					Newmont
	Newmont				Mining
	Mining	Newmont	Other		Corporation
Condensed Consolidating Statement of Cash Flows	Corporation	USA	Subsidiaries	Eliminations	Consolidated
Operating activities:
Net income (loss)	$351	$535	$116	$(419)	$583
Adjustments	49	343	(330)	419	481
Net change in operating assets and liabilities	1	(220)	41	—	(178)

Net cash provided from (used in) continuing operations	401	658	(173)	—	886
Net cash provided from discontinued operations	—	8	—	—	8

Net cash provided from (used in) operations	401	666	(173)	—	894

Investing activities:
Additions to property, plant and mine development	—	(234)	(676)	—	(910)
Acquisitions, net	(8)	(11)	(741)	—	(760)
Proceeds from sale of other assets	—	—	2	—	2
Other	—	1	(5)	—	(4)

Net cash used in investing activities	(8)	(244)	(1,420)	—	(1,672)

Financing activities:
Net borrowings (repayments)	(154)	(26)	6	—	(174)
Net intercompany borrowings (repayments)	(1,381)	(207)	1,588	—	—
Dividends paid to common stockholders	(98)	—	—	—	(98)
Dividends paid to noncontrolling interests	—	(112)	—	—	(112)
Proceeds from stock issuance	1,247	—	—	—	1,247
Change in restricted cash and other	(7)	—	12	—	5

Net cash provided from (used in) financing activities of continuing operations	(393)	(345)	1,606	—	868
Net cash used in financing activities of discontinued operations	—	(2)	—	—	(2)

Net cash provided from (used in) financing activities	(393)	(347)	1,606	—	866

Effect of exchange rate changes on cash	—	—	21	—	21

Net change in cash and cash equivalents	—	75	34	—	109
Cash and cash equivalents at beginning of period	—	310	125	—	435

Cash and cash equivalents at end of period	$—	$385	$159	$—	$544

NEWMONT MINING CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(dollars in millions, except per share, per ounce and per pound amounts)

	At June 30, 2010
					Newmont
	Newmont				Mining
	Mining	Newmont	Other		Corporation
Condensed Consolidating Balance Sheet	Corporation	USA	Subsidiaries	Eliminations	Consolidated
Assets
Cash and cash equivalents	$—	$3,417	$185	$—	$3,602
Trade receivables	—	278	80	—	358
Accounts receivable	2,277	764	384	(3,319)	106
Investments	—	5	59	—	64
Inventories	—	327	183	—	510
Stockpiles and ore on leach pads	—	448	79	—	527
Deferred income tax assets	—	171	31	—	202
Other current assets	—	105	597	—	702

Current assets	2,277	5,515	1,598	(3,319)	6,071
Property, plant and mine development, net	—	5,165	7,252	(18)	12,399
Investments	—	29	796	321	1,146
Investments in subsidiaries	10,630	32	1,615	(12,277)	—
Stockpiles and ore on leach pads	—	1,344	263	—	1,607
Deferred income tax assets	116	891	76	—	1,083
Other long-term assets	2,552	313	454	(2,856)	463

Total assets	$15,575	$13,289	$12,054	$(18,149)	$22,769

Liabilities
Debt	$—	$285	$10	$—	$295
Accounts payable	32	1,253	2,391	(3,310)	366
Employee-related benefits	—	151	43	—	194
Income and mining taxes	—	191	6	—	197
Other current liabilities	56	307	2,751	(1,971)	1,143

Current liabilities	88	2,187	5,201	(5,281)	2,195
Debt	3,959	261	60	—	4,280
Reclamation and remediation liabilities	—	574	236	—	810
Deferred income tax liabilities	—	516	804	—	1,320
Employee-related benefits	5	334	55	—	394
Other long-term liabilities	343	76	2,670	(2,874)	215

Total liabilities	4,395	3,948	9,026	(8,155)	9,214

Equity
Preferred stock	—	—	61	(61)	—
Common stock	775	—	—	—	775
Additional paid-in capital	7,900	2,722	3,885	(6,272)	8,235
Accumulated other comprehensive income (loss)	526	(121)	629	(508)	526
Retained earnings (deficit)	1,979	4,244	(1,633)	(2,611)	1,979

Newmont stockholders’ equity	11,180	6,845	2,942	(9,452)	11,515
Noncontrolling interests	—	2,496	86	(542)	2,040

Total equity	11,180	9,341	3,028	(9,994)	13,555

Total liabilities and equity	$15,575	$13,289	$12,054	$(18,149)	$22,769

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
Estimated future reclamation costs are based principally on legal and regulatory requirements. At June 30, 2010 and December 31, 2009, $714 and $698, respectively, were accrued for reclamation costs relating to currently producing mineral properties in accordance with asset retirement obligation guidance. The current portions of $33 and $36 at June 30, 2010 and December 31, 2009, respectively, are included in Other current liabilities.
In addition, the Company is involved in several matters concerning environmental obligations associated with former mining activities. Generally, these matters concern developing and implementing remediation plans at the various sites involved. The Company believes that the related environmental obligations associated with these sites are similar in nature with respect to the development of remediation plans, their risk profile and the compliance required to meet general environmental standards. Based upon the Company’s best estimate of its liability for these matters, $149 and $161 were accrued for such obligations at June 30, 2010 and December 31, 2009, respectively. These amounts are included in Other current liabilities and Reclamation and remediation liabilities. Depending upon the ultimate resolution of these matters, the Company believes that it is reasonably possible that the liability for these matters could be as much as 158% greater or 3% lower than the amount accrued at June 30, 2010. The amounts accrued for these matters are reviewed periodically based upon facts and circumstances available at the time. Changes in estimates are recorded in Reclamation and remediation in the period estimates are revised.
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
Newmont USA Limited — 100% Newmont Owned
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
PT Newmont Minahasa Raya (“PTNMR”) — 80% Newmont Owned
On March 22, 2007, an Indonesian non-governmental organization named Wahana Lingkungan Hidup Indonesia (“WALHI”) filed a civil suit against PTNMR, the Newmont subsidiary that operated the Minahasa mine in Indonesia, and Indonesia’s Ministry of Energy and Mineral Resources and Ministry for the Environment, alleging pollution from the disposal of mine tailings into Buyat Bay, and seeking a court order requiring PTNMR to fund a 25-year monitoring program in relation to Buyat Bay. In December 2007, the court ruled in PTNMR’s favor and found that WALHI’s allegations of pollution in Buyat Bay were without merit. In March 2008, WALHI appealed this decision to the Indonesian High Court. On January 27, 2010, the Indonesian High Court upheld the December 2007 ruling in favor of PTNMR. On May 17, 2010, WALHI filed an appeal of the January 27, 2010 Indonesian High Court ruling seeking review from the Indonesian Supreme Court. The appeal by WALHI is still being processed by the district court of South Jakarta before being reviewed by the Indonesian Supreme Court. Independent sampling and testing of Buyat Bay water and fish, as well as area residents, conducted by the World Health Organization and the Australian Commonwealth Scientific and Industrial Research Organization, confirm that PTNMR has not polluted the Buyat Bay environment, and, therefore, has not adversely affected the fish in Buyat Bay or the health of nearby residents. The Company remains steadfast that it has not caused pollution or health problems.
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

NEWMONT MINING CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(dollars in millions, except per share, per ounce and per pound amounts)
PT Newmont Nusa Tenggara (“PTNNT”) — 31.5% Newmont Direct Ownership
Under the Batu Hijau Contract of Work, beginning in 2006 and continuing through 2010, a portion of PTNNT’s shares were required to be offered for sale, first, to the Indonesian government or, second, to Indonesian nationals, equal to the difference between the following percentages and the percentage of shares already owned by the Indonesian government or Indonesian nationals (if such number is positive): 23% by March 31, 2006; 30% by March 31, 2007; 37% by March 31, 2008; 44% by March 31, 2009; and 51% by March 31, 2010. As PT Pukuafu Indah (“PTPI”), an Indonesian national, has owned a 20% interest in PTNNT at all relevant times, in 2006, a 3% interest was required to be offered for sale and, in each of 2007 through 2010, an additional 7% interest was required to be offered (for an aggregate 31% interest). The price at which such interests were to be offered for sale to the Indonesian parties is the highest of the then-current replacement cost, the price at which shares would be accepted for listing on the Indonesian Stock Exchange, or the fair market value of such interest as a going concern, as agreed with the Indonesian government.
In accordance with the Contract of Work, an offer to sell a 3% interest was made to the Indonesian government in 2006 and an offer for an additional 7% interest was made in each of 2007, 2008 and 2009, and the offer for the final 7% interest was made in March 2010. While the central government declined to participate in the 2006 and 2007 offers, local governments in the area in which the Batu Hijau mine is located expressed interest in acquiring shares, as did various Indonesian nationals. After disagreement with the government over whether the government’s first right to purchase had expired and receipt of Notices of Default from the government claiming breach and threatening termination of the Contract of Work, on March 3, 2008, the Indonesian government filed for international arbitration as provided under the Contract of Work, as did PTNNT. In the arbitration proceeding, PTNNT sought a declaration that the Indonesian government was not entitled to terminate the Contract of Work and additional declarations pertaining to the procedures for divesting the shares. For its part, the Indonesian government sought declarations that PTNNT was in default of its divestiture obligations, that the government may terminate the Contract of Work and recover damages for breach of the Contract of Work, and that PTNNT must cause shares subject to divestiture to be sold to certain local governments.
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
The Company has minimum royalty obligations on one of its producing mines in Nevada for the life of the mine. Amounts paid as a minimum royalty (where production royalties are less than the minimum obligation) in any year are recoverable in future years when the minimum royalty obligation is exceeded. Although the minimum royalty requirement may not be met in a particular year, the Company expects that over the mine life, gold production will be sufficient to meet the minimum royalty requirements. Minimum royalty payments payable are $40 in 2010, $28 in 2011 through 2014 and $266 thereafter.

NEWMONT MINING CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(dollars in millions, except per share, per ounce and per pound amounts)
As part of its ongoing business and operations, the Company and its affiliates are required to provide surety bonds, bank letters of credit and bank guarantees as financial support for various purposes, including environmental reclamation, exploration permitting, workers compensation programs and other general corporate purposes. At June 30, 2010 and December 31, 2009, there were $982 and $1,073, respectively, of outstanding letters of credit, surety bonds and bank guarantees. The surety bonds, letters of credit and bank guarantees reflect fair value as a condition of their underlying purpose and are subject to fees competitively determined in the market place. The obligations associated with these instruments are generally related to performance requirements that the Company addresses through its ongoing operations. As the specific requirements are met, the beneficiary of the associated instrument cancels and/or returns the instrument to the issuing entity. Certain of these instruments are associated with operating sites with long-lived assets and will remain outstanding until closure. Generally, bonding requirements associated with environmental regulation are becoming more restrictive. In addition, the surety markets for certain types of environmental bonding used by the Company have become increasingly constrained. The Company, however, believes it is in compliance with all applicable bonding obligations and will be able to satisfy future bonding requirements, through existing or alternative means, as they arise.
Newmont is from time to time involved in various legal proceedings related to its business. Except in the above-described proceedings, management does not believe that adverse decisions in any pending or threatened proceeding or that amounts that may be required to be paid by reason thereof will have a material adverse effect on the Company’s financial condition or results of operations.
NOTE 27 SUPPLEMENTARY DATA
Ratio of Earnings to Fixed Charges
The ratio of earnings to fixed charges for the six months ended June 30, 2010 was 11.8. The ratio of earnings to fixed charges represents income before income tax expense, equity loss of affiliates and noncontrolling interests in subsidiaries, divided by interest expense. Interest expense includes amortization of capitalized interest and the portion of rent expense representative of interest. Interest expense does not include interest on income tax liabilities. The computation of the ratio of earnings to fixed charges can be found in Exhibit 12.1.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (dollars in millions, except per share, per ounce and per pound amounts)
The following discussion provides information that management believes is relevant to an assessment and understanding of the consolidated financial condition and results of operations of Newmont Mining Corporation and its subsidiaries (collectively, “Newmont,” the “Company,” “our” and “we”). We use certain non-GAAP financial performance measures in our MD&A. For a detailed description of each of the non-GAAP financial measures used in this MD&A, please see the discussion under “Non-GAAP Financial Performance Measures” beginning on page 59. References to “A$” refer to Australian currency, “C$” to Canadian currency, “IDR” to Indonesian currency, “NZ$” to New Zealand currency and “$” to United States currency.
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
On balance, our portfolio continues to perform as anticipated in 2010, with favorable operating performance in Ghana, coupled with higher metal prices, offsetting cost pressures relating to adverse foreign exchange movements, higher royalties and lower than anticipated gold ore grades experienced thus far during Boddington’s ramp-up.
•	Consolidated gold production of approximately 1.6 million and 3.2 million ounces for the second quarter and first half of 2010, respectively, up from 1.5 million and 3.0 million ounces for the same periods in 2009;
•	Consolidated copper production of approximately 148 million and 307 million pounds for the second quarter and first half of 2010, respectively, up from 114 million and 195 million pounds for the same periods in 2009;
•	Sales of $2,153 and $4,395 for the second quarter and first half of 2010, respectively, an increase of 34% and 40% over the same periods in 2009;
•	Average realized gold price of $1,200 and $1,152 per ounce for the second quarter and first half of 2010, respectively, compared to $915 and $911 per ounce for the same periods in 2009;
•	Average realized copper price of $2.33 and $2.87 per pound for the second quarter and first half of 2010, respectively, compared to $2.17 and $1.94 per pound for the same periods in 2009;
•	Costs applicable to sales of $492 and $486 per ounce of gold for the second quarter and first half of 2010, respectively, compared to $423 and $427 per ounce for the same periods in 2009;
•	Costs applicable to sales of $0.77 and $0.78 per pound of copper for the second quarter and first half of 2010, respectively, compared to $0.58 and $0.73 per pound for the same periods in 2009;
•	Net income attributable to Newmont stockholders of $0.78 and $1.89 per share for the second quarter and first half of 2010, respectively, compared to $0.33 and $0.73 per share for the same periods in 2009;
•	Net cash provided from continuing operations of $1,481, an increase of 67% from the first half of 2009; and
•	Adjusted net income of $377 ($0.77 per share) and $786 ($1.60 per share) for the second quarter and first half of 2010, respectively, up from $211 ($0.43 per share) and $409 ($0.85 per share) for the same periods in 2009 (See “Non-GAAP Financial Measures” on page 59).

Selected Financial and Operating Results

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Sales	$2,153	$1,602	$4,395	$3,138
Income from continuing operations	$537	$320	$1,280	$597
Net income	$537	$306	$1,280	$583
Net income attributable to Newmont stockholders	$382	$162	$928	$351

Per common share, basic:
Income from continuing operations attributable to Newmont stockholders	$0.78	$0.35	$1.89	$0.75
Net income attributable to Newmont stockholders	$0.78	$0.33	$1.89	$0.73

Adjusted net income (1)	$377	$211	$786	$409
Adjusted net income per share (1)	$0.77	$0.43	$1.60	$0.85

Consolidated gold ounces (thousands)
Produced	1,557	1,481	3,173	3,018
Sold	1,546	1,502	3,127	3,019

Consolidated copper pounds (millions)
Produced	148	114	307	195
Sold	128	105	275	201

Average price received, net:
Gold (per ounce)	$1,200	$915	$1,152	$911
Copper (per pound)	$2.33	$2.17	$2.87	$1.94

Costs applicable to sales:
Gold (per ounce)	$492	$423	$486	$427
Copper (per pound)	$0.77	$0.58	$0.78	$0.73

(1)	See “Non-GAAP Financial Measures” on page 59.
Consolidated Financial Results
Net income attributable to Newmont stockholders for the second quarter of 2010 was $382, or $0.78 per share, compared to $162, or $0.33 per share, for the second quarter of 2009. Results for the second quarter of 2010 compared to the second quarter of 2009 were impacted by higher realized gold prices combined with higher gold and copper sales volumes. Net income attributable to Newmont stockholders for the first half of 2010 was $928, or $1.89 per share, compared to $351, or $0.73 per share, for the first half of 2009. Results for the first half of 2010 compared to the first half of 2009 were impacted by higher realized gold and copper prices, higher sales volumes, a $127 tax benefit related to the conversion of non-U.S. entities for income tax purposes in the first quarter of 2010 and $67 million of acquisition expenses related to Boddington in 2009.

Sales — gold, net for the second quarter of 2010 increased 35% compared to the second quarter of 2009 due to higher realized prices and increased sales volume. Sales — gold, net for the first half of 2010 increased 31% compared to the first half of 2009 due to higher realized prices and increased sales volume, partially offset by an increase in treatment and refining charges. The following analysis summarizes the change in consolidated gold sales revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Consolidated gold sales:
Gross before provisional pricing	$1,845	$1,383	$3,604	$2,761
Provisional pricing mark-to-market gain	20	—	22	—

Gross after provisional pricing	1,865	1,383	3,626	2,761
Less: Treatment and refining charges	(10)	(10)	(23)	(13)

Net	$1,855	$1,373	$3,603	$2,748

Average realized gold price (per ounce):
Gross before provisional pricing	$1,193	$922	$1,152	$915
Provisional pricing mark-to-market gain	13	—	7	—

Gross after provisional pricing	1,206	922	1,159	915
Less: Treatment and refining charges	(6)	(7)	(7)	(4)

Net	$1,200	$915	$1,152	$911

The change in consolidated gold sales is due to:

	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2010 vs. 2009	2010 vs. 2009
Increase in consolidated ounces sold	$42	$100
Increase in average realized gold price	440	765
Increase in treatment and refining charges	—	(10)

	$482	$855

Sales — copper, net for the second quarter of 2010 increased 30% compared to the second quarter of 2009 primarily due to higher sales volume. Sales — copper, net for the first half of 2010 more than doubled from the first half of 2009 due to higher realized prices and sales volume. The following analysis summarizes the change in consolidated copper sales revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Consolidated copper sales:
Gross before provisional pricing	$401	$223	$894	$377
Provisional pricing mark-to-market gain (loss)	(79)	35	(48)	64

Gross after provisional pricing	322	258	846	441
Less: Treatment and refining charges	(24)	(29)	(54)	(51)

Net	$298	$229	$792	$390

Average realized copper price (per pound):
Gross before provisional pricing	$3.13	$2.12	$3.24	$1.88
Provisional pricing mark-to-market gain (loss)	(0.62)	0.33	(0.17)	0.32

Gross after provisional pricing	2.51	2.45	3.07	2.20
Less: Treatment and refining charges	(0.18)	(0.28)	(0.20)	(0.26)

Net	$2.33	$2.17	$2.87	$1.94

The change in consolidated copper sales is due to:

	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2010 vs. 2009	2010 vs. 2009
Increase in consolidated pounds sold	$55	$165
Increase in average realized copper price	9	240
Decrease (increase) in treatment and refining charges	5	(3)

	$69	$402

The following is a summary of consolidated gold and copper sales, net:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Gold
North America:
Nevada	$505	$372	$972	$840
La Herradura	53	29	97	52

	558	401	1,069	892

South America:
Yanacocha	425	489	885	916

Asia Pacific:
Boddington	234	—	401	—
Batu Hijau	170	98	335	157
Jundee	106	102	211	190
Kalgoorlie	99	66	218	132
Tanami	73	81	133	159
Waihi	30	14	60	51

	712	361	1,358	689

Africa:
Ahafo	160	122	291	251

	1,855	1,373	3,603	2,748

Copper
Asia Pacific:
Batu Hijau	258	229	713	390
Boddington	40	—	79	—

	298	229	792	390

	$2,153	$1,602	$4,395	$3,138

Costs applicable to sales increased in the second quarter of 2010 compared to the second quarter of 2009, as detailed in the table below. The increase in Costs applicable to sales for gold is due to the addition of Boddington production as of November 2009, higher production at Batu Hijau and La Herradura and higher mining costs in Nevada related to the December 2009 geotechnical event at Gold Quarry. The increase in Costs applicable to sales for copper is due to the addition of Boddington production and higher production at Batu Hijau. Similarly, Costs applicable to sales increased in the first half of 2010 compared to the first half of 2009. The increase in Costs applicable to sales for gold is due to the addition of Boddington production, higher production at Batu Hijau, Kalgoorlie and La Herradura and higher mining costs in Nevada related to the geotechnical event at Gold Quarry. The increase in Costs applicable to sales for copper is due to the addition of Boddington production and higher production at Batu Hijau. For a complete discussion regarding variations in operations, see Results of Consolidated Operations below.
Amortization increased in the second quarter of 2010 compared to the second quarter of 2009, as detailed in the table below. The increase in Amortization is due to the commencement of commercial production at Boddington in November 2009 and higher capitalized mine development in Nevada. Amortization increased in the first half of 2010 compared to the first half of 2009, as detailed in the table below. The increase in Amortization is due to the commencement of commercial production at Boddington and higher capitalized mine development in Nevada. We expect 2010 Amortization to be approximately $970 to $1,000.

The following is a summary of Costs applicable to sales and Amortization:

	Costs Applicable				Costs Applicable
	to Sales		Amortization		to Sales		Amortization
	Three Months Ended		Three Months Ended		Six Months Ended		Six Months Ended
	June 30,		June 30,		June 30,		June 30,
	2010	2009	2010	2009	2010	2009	2010	2009
Gold
North America:
Nevada	$252	$228	$64	$53	$509	$491	$126	$114
La Herradura	19	12	5	3	32	22	8	5

	271	240	69	56	541	513	134	119
South America:
Yanacocha	139	173	40	44	293	325	77	85
Asia Pacific:
Boddington	113	—	34	—	193	—	56	—
Batu Hijau	42	24	12	6	76	51	22	13
Jundee	35	36	7	12	70	70	18	21
Kalgoorlie	45	43	3	3	103	91	7	6
Tanami	44	53	10	11	90	101	21	22
Waihi	16	9	4	4	34	24	10	13

	295	165	70	36	566	337	134	75
Africa:
Ahafo	55	57	19	16	119	114	36	34

	760	635	198	152	1,519	1,289	381	313

Copper
Asia Pacific:
Batu Hijau	73	61	19	16	165	146	46	37
Boddington	25	—	6	—	49	—	13	—

	98	61	25	16	214	146	59	37

Other
Hope Bay	—	—	3	3	—	—	6	6
Asia Pacific	—	—	1	—	—	—	1	1
Corporate and other	—	—	4	5	—	—	8	10

	—	—	8	8	—	—	15	17

	$858	$696	$231	$176	$1,733	$1,435	$455	$367

Exploration expense increased $2 in the second quarter of 2010 compared to the second quarter of 2009 due to additional expenditures in the North America region. Exploration expense increased $4 in the first half of 2010 compared to the first half of 2009 due to additional expenditures in the North America and Asia Pacific regions. Due to additional exploration at Leeville/Turf, we now expect 2010 Exploration expense to increase to approximately $220 to $245 from our previous guidance of $190 to $220.
Advanced projects, research and development expense increased $15 in the second quarter of 2010 compared to the second quarter of 2009 primarily due to additional expenditures at Hope Bay as we evaluate a small underground operation to advance into production. Advanced projects, research and development expense increased $30 in the first half of 2010 compared to the first half of 2009 due to additional expenditures for Hope Bay, corporate projects and discovery and development.

The following is a summary of Advanced projects, research and development:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Major projects:
Hope Bay	$25	$11	$35	$16
Akyem	1	2	4	3
Conga	2	1	3	1
Subika	2	—	2	—
Boddington	—	10	—	13
Other projects:
Technical and project services	11	7	23	12
Corporate	9	3	21	7
Nevada growth	3	5	6	11
South America growth	2	1	4	2
Other	2	2	5	8

	$57	$42	$103	$73

We continue to expect Advanced projects, research and development expenses to be approximately $230 to $250 in 2010.
General and administrative expenses increased by $3 in the second quarter of 2010 compared to the second quarter of 2009 due to higher compensation costs. General and administrative expenses increased by $9 in the first half of 2010 compared to the first half of 2009 due to higher compensation and benefit costs. We expect 2010 General and administrative expenses to be approximately $160 to $170.
Other expense, net was $61 and $112 for the three months ended June 30, 2010 and 2009, respectively. The decrease is due to $59 of Boddington acquisition costs incurred during the second quarter of 2009. Other expense, net was $150 and $185 for the six months ended June 30, 2010 and 2009, respectively. The decrease is due to Boddington acquisition costs incurred during 2009, partially offset by additional community development at PTNNT during the first quarter 2010.
Other income, net was $44 and $9 for the three months ended June 30, 2010 and 2009, respectively. The increase is primarily related to an increase in Canadian Oil Sands Trust income due to a higher declared dividend in 2010 and the sale of non-core assets. Other income, net was $92 and $18 for the six months ended June 30, 2010 and 2009, respectively. The increase is primarily related to the sale of non-core assets and an increase in Canadian Oil Sands Trust income due to a higher declared dividend in 2010.
Interest expense, net increased by $46 in the second quarter of 2010 compared to the second quarter of 2009 and increased by $89 in the first half of 2010 compared to the first half of 2009 due to additional interest related to the 2019 and 2039 senior notes issued during the third quarter of 2009 and lower capitalized interest. Capitalized interest decreased $23 to $4 in the second quarter of 2010 compared to the second quarter of 2009 and decreased $36 to $6 in the first half of 2010 compared to the first half of 2009 due to completion of Boddington construction in November 2009. We expect 2010 Interest expense, net to be approximately $270 to $290.

Income tax expense during the second quarter of 2010 was $273 resulting in an effective tax rate of 33.6%. Income tax expense during the second quarter of 2009 was $136 for an effective tax rate of 29.6%. The increase in the effective tax rate from 2009 to 2010 resulted from the change in the jurisdictional blend of our taxable income and the effect it has on the overall rate impact from percentage depletion and non-reoccurring discrete items in the prior quarter. Income tax expense during the first half of 2010 was $408 resulting in an effective tax rate of 24.1%. Income tax expense during the first half of 2009 was $241 for an effective tax rate of 28.5%. The decrease in the effective tax rate from 2009 to 2010 resulted from a tax benefit of $127 being recorded in the first quarter of 2010 from the conversion of non-US tax-paying entities to entities currently subject to U.S. income tax resulting in an increase in net deferred tax assets, partially offset by the change in the jurisdictional blend of the our taxable income and the effect it has on the overall rate impact from percentage depletion. The effective tax rates in the second quarter of 2010 and 2009 are different from the United States statutory rate of 35% primarily due to the above mentioned tax benefit in 2010, U.S. percentage depletion and the effect of different income tax rates in countries where earnings are indefinitely reinvested. For a complete discussion of the factors that influence our effective tax rate, see Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations in Newmont’s Annual Report on Form 10-K for the year ended December 31, 2009 filed February 25, 2010. We expect the 2010 full year tax rate to be approximately 24% to 28%, assuming an average gold price of $1,100 per ounce.
Net income attributable to noncontrolling interests increased to $155 in the second quarter of 2010 compared to $144 in the second quarter of 2009 as a result of increased earnings at Batu Hijau, partially offset by lower earnings at Yanacocha. Net income attributable to noncontrolling interests increased to $352 in the first half of 2010 compared to $232 in the first half of 2009 as a result of increased earnings at Batu Hijau and Yanacocha.
Income (loss) from discontinued operations was as follows:

	Three Months Ended	Six Months Ended
	June 30, 2009	June 30, 2009
Sales	$16	$32

Income from operations	$1	$1
Loss on impairment	(44)	(44)

Pre-tax loss	(43)	(43)
Income tax benefit	29	29

Income (loss) from discontinued operations	$(14)	$(14)

Discontinued operations relate solely to the Kori Kollo operation in Bolivia, sold in July 2009.

Results of Consolidated Operations

	Gold Ounces or
	Copper Pounds Produced		Costs Applicable to Sales(1)		Amortization
Three Months Ended June 30,	2010	2009	2010	2009	2010	2009
	(in thousands)		($ per ounce)		($ per ounce)
Gold
North America	463	447	$585	$538	$149	$124
South America(2)	353	517	389	323	113	82
Asia Pacific(2)	609	383	498	426	119	95
Africa	132	134	416	428	147	119

Total/Weighted-Average	1,557	1,481	$492	$423	$129	$101

Equity	1,298	1,179

	(in millions)		($ per pound)		($ per pound)
Copper
Asia Pacific(2)	148	114	$0.77	$0.58	$0.20	$0.15
Equity	80	51

	Gold Ounces or
	Copper Pounds Produced		Costs Applicable to Sales(1)		Amortization
Six Months Ended June 30,	2010	2009	2010	2009	2010	2009
	(in thousands)		($ per ounce)		($ per ounce)
Gold
North America	936	990	$586	$519	$145	$120
South America(2)	776	1,016	380	324	100	84
Asia Pacific(2)	1,209	748	479	450	113	101
Africa	252	264	475	413	146	123

Total/Weighted-Average	3,173	3,018	$486	$427	$122	$104

Equity	2,630	2,455

	(in millions)		($ per pound)		($ per pound)
Copper
Asia Pacific(2)	307	195	$0.78	$0.73	$0.21	$0.19
Equity	170	88

(1)	Excludes Amortization and Reclamation and remediation.

(2)	Consolidated gold ounces or copper pounds produced includes noncontrolling interests’ share at Yanacocha and Batu Hijau.
Consolidated gold ounces produced increased 5% in the second quarter of 2010 from 2009 due to the start-up of Boddington and higher production in North America, partially offset by lower production in South America. Consolidated copper pounds produced increased 30% in the second quarter of 2010 from 2009 due to higher grade and throughput at Batu Hijau combined with the start-up of Boddington.
Costs applicable to sales per consolidated gold ounce sold increased 16% in the second quarter of 2010 from 2009 due to higher royalties, production taxes, a higher proportion of costs allocated to gold than copper driven by higher gold prices, lower production at existing operations, combined with a stronger Australian dollar. Costs applicable to sales per consolidated copper pound sold increased 33% in the second quarter of 2010 from 2009 due to higher milling costs at Batu Hijau and the addition of higher cost production from Boddington.
Consolidated gold ounces produced increased 5% in the first half of 2010 from 2009 due to the start-up of Boddington and higher production at Batu Hijau, partially offset by lower production in North America, South America and Africa. Consolidated copper pounds produced increased 57% in the first half of 2010 from 2009 due to higher grade and throughput at Batu Hijau combined with the start-up of Boddington.

Costs applicable to sales per consolidated gold ounce sold increased 14% in the first half of 2010 from 2009 due to lower production and higher mining costs in North America, lower production and higher mining and maintenance costs in South America, higher mining costs and a stronger Australian dollar in Asia Pacific and lower production and higher diesel costs in Africa. Costs applicable to sales per consolidated copper pound sold increased 7% in the first half of 2010 from 2009 due to addition of higher cost production from Boddington, partially offset by higher production at Batu Hijau.
Our 2010 guidance for consolidated gold production remains approximately 6.3 to 6.8 million ounces at a slightly narrower range of Costs applicable to sales per ounce of approximately $460 to $480 (from previous guidance of $450 to $480 per ounce). Our Costs applicable to sales guidance for 2010 assumes an oil price of $80 per barrel and an A$ exchange rate of 0.90 for the remainder of the year. Our Costs applicable to sales per ounce for the remainder of the year are expected to change by approximately $3 for every $10 change in the oil price and by approximately $3 for every $0.10 change in the A$ exchange rate, net of existing hedges. In the event that adverse foreign exchange movements, higher gold royalties and increasing energy prices continue throughout the remainder of the year, Costs applicable to sales per ounce could be near or exceed the top end of our current 2010 guidance.
Our 2010 guidance for consolidated copper production is approximately 610 to 670 million pounds at Costs applicable to sales per pound of approximately $0.85 to $0.95.
North America Operations

	Gold Ounces Produced		Costs Applicable to Sales(1)		Amortization
Three Months Ended June 30,	2010	2009	2010	2009	2010	2009
	(in thousands)		($ per ounce)		($ per ounce)
Nevada	420	417	$601	$549	$153	$126
La Herradura (44% owned)	43	30	431	398	109	91

Total/Weighted-Average	463	447	$585	$538	$149	$124

	Gold Ounces Produced		Costs Applicable to Sales(1)		Amortization
Six Months Ended June 30,	2010	2009	2010	2009	2010	2009
	(in thousands)		($ per ounce)		($ per ounce)
Nevada	853	935	$605	$527	$150	$122
La Herradura (44% owned)	83	55	389	393	102	90

Total/Weighted-Average	936	990	$586	$519	$145	$120

(1)	Excludes Amortization and Reclamation and remediation.
Second quarter 2010 compared to 2009
Nevada, USA. Gold ounces produced were slightly higher as higher Midas and Leeville underground production was offset by the completion of mining activity at Deep Post in 2009 combined with lower mill throughput and leach tons placed. Mill throughput and leach tons placed were impacted by the December 2009 geotechnical event at Gold Quarry and harder ore at Phoenix. Costs applicable to sales per ounce increased 9% due to higher surface mining costs related to the geotechnical event at Gold Quarry. Amortization per ounce increased 21% due to higher capitalized mine development.
La Herradura, Mexico. Gold ounces produced increased 43% due to the commencement of production from the Soledad and Dipolos pits in January 2010. Costs applicable to sales per ounce increased 8% due to higher waste mining costs. Amortization per ounce increased 20% due to the use of additional mining equipment and leach pads.
First half 2010 compared to 2009
Nevada, USA. Gold ounces produced decreased 9% due to the completion of mining activity at Deep Post in 2009 combined with lower throughput and leach tons placed. Throughput and leach tons placed were impacted by the December 2009 geotechnical event at Gold Quarry and harder ore at Phoenix. Costs applicable to sales per ounce increased 15% due to lower production and the geotechnical event at Gold Quarry. Amortization per ounce increased 23% due to lower production and higher capitalized mine development.

La Herradura, Mexico. Gold ounces produced increased 51% due to the commencement of production from the Soledad and Dipolos pits in January 2010. Costs applicable to sales per ounce decreased slightly due to higher production, partially offset by higher waste mining costs. Amortization per ounce increased 13% due to the use of additional mining equipment and leach pads.
We expect gold production in North America of approximately 1.7 to 1.9 million ounces at Costs applicable to sales per ounce of approximately $575 to $615 in 2010.
South America Operations

	Gold Ounces Produced		Costs Applicable to Sales(1)		Amortization
Three Months Ended June 30,	2010	2009	2010	2009	2010	2009
	(in thousands)		($ per ounce)		($ per ounce)
Yanacocha	353	517	$389	$323	$113	$82
Equity(2)	181	265

	Gold Ounces Produced		Costs Applicable to Sales(1)		Amortization
Six Months Ended June 30,	2010	2009	2010	2009	2010	2009
	(in thousands)		($ per ounce)		($ per ounce)
Yanacocha	776	1,016	$380	$324	$100	$84
Equity(2)	398	521

(1)	Excludes Amortization and Reclamation and remediation.

(2)	Consolidated gold ounces produced includes noncontrolling interests’ share (51.35% owned).
Second quarter 2010 compared to 2009
Yanacocha, Peru. Gold ounces produced decreased 32% due to lower leach tons placed related to mine sequencing and transitional ore stockpiling combined with lower mill ore grade. Costs applicable to sales per ounce increased 20% due to lower production, higher waste mining and maintenance costs, partially offset by higher by-product credits. Amortization per ounce increased 38% due to lower production.
First half 2010 compared to 2009
Yanacocha, Peru. Gold ounces produced decreased 24% due to higher waste mining combined with lower leach tons placed and lower mill ore grade. Costs applicable to sales per ounce increased 17% due to lower production, higher waste mining, maintenance and workers’ participation costs, partially offset by higher by-product credits. Amortization per ounce increased 19% due to lower production.
We expect consolidated gold production in South America of approximately 1.5 to 1.6 million ounces at Costs applicable to sales per ounce of approximately $360 to $400 in 2010.

Asia Pacific Operations

	Gold Ounces or
	Copper Pounds Produced		Costs Applicable to Sales(1)		Amortization
	2010	2009	2010	2009	2010	2009
	(in thousands)		($ per ounce)		($ per ounce)
Three Months Ended June 30,
Gold
Boddington	184	—	$582	$—	$177	$—
Batu Hijau (2)(3)	169	120	294	229	81	62
Other
Jundee	88	99	397	338	83	110
Kalgoorlie (50% owned)	82	70	539	607	37	39
Tanami	61	82	733	599	168	127
Waihi	25	12	666	582	162	287

	256	263	549	500	96	107

Total/Weighted-Average	609	383	$498	$426	$119	$95

Equity(4)	522	318

	(in millions)		($ per pound)		($ per pound)
Three Months Ended June 30,
Copper
Boddington	15	—	$1.55	$—	$0.40	$—
Batu Hijau(2)(3)	133	114	0.66	0.58	0.17	0.15

Total/Weighted-Average	148	114	$0.77	$0.58	$0.20	$0.15

Equity(4)	80	51

	Gold Ounces or
	Copper Pounds Produced		Costs Applicable to Sales(1)		Amortization
	2010	2009	2010	2009	2010	2009
	(in thousands)		($ per ounce)		($ per ounce)
Six Months Ended June 30,
Gold
Boddington	342	—	$560	$—	$163	$—
Batu Hijau (2)(3)	335	179	253	297	71	78
Other
Jundee	180	201	391	345	99	104
Kalgoorlie (50% owned)	186	146	539	625	38	43
Tanami	114	171	786	586	184	125
Waihi	52	51	660	426	187	241

	532	569	554	496	104	108

Total/Weighted-Average	1,209	748	$479	$450	$113	$101

Equity(4)	1,044	650

	(in millions)		($ per pound)		($ per pound)
Six Months Ended June 30,
Copper
Boddington	29	—	$1.80	$—	$0.47	$—
Batu Hijau(2)(3)	278	195	0.66	0.73	0.19	0.19

Total/Weighted-Average	307	195	$0.78	$0.73	$0.21	$0.19

Equity(4)	170	88

(1)	Excludes Amortization and Reclamation and remediation.

(2)	Consolidated gold ounces or copper pounds produced includes noncontrolling interests’ share.

(3)	Our economic interest in Batu Hijau was 45% in the first half of 2009. As a result of transactions with noncontrolling partners, our economic interest in Batu Hijau was 52.44% in the first quarter of 2010 and 48.50% in the second quarter of 2010. See Note 12 to the Condensed Consolidated Financial Statements for a discussion of the changes in our ownership and economic interest in Batu Hijau.

(4)	Gold ounces and copper pounds produced attributable to Newmont after noncontrolling interests.
Boddington, Australia. Gold and copper produced in the second quarter of 2010 were 184 thousand ounces and 15 million pounds, respectively, as Boddington continues to experience lower than anticipated gold ore grades during ramp-up to full production. Costs applicable to sales were $582 per ounce ($503 per ounce on a by-product basis; see “Non-GAAP Financial Measures” on page 59) and $1.55 per pound, respectively. Amortization was $177 per ounce and $0.40 per pound, respectively. Compared to the first quarter of 2010, gold and copper production increased 16% and 13%, respectively.
The processing plant continues to perform in line with expectations, recovery has been exceeding Feasibility Study expectations, and the high pressure grinding rolls and wet plants are performing better than anticipated. However, production has been lower than expected as the Company has encountered approximately 12% less contained gold and 23% more contained copper than originally modeled. As a result of lower gold production to date, higher direct mining costs and a stronger Australian dollar, gold production for 2010 at Boddington is now expected to be between 750,000 and 825,000 ounces at Costs applicable to sales of $475 to $550 per ounce (compared with an original outlook of 800,000 to 875,000 ounces at Costs applicable to sales of $375 to $395 per ounce). A stronger Australian dollar accounts for approximately 25% of the expected increase in 2010 gold operating costs, while increased mining costs account for approximately 50% and lower volume and other factors account for the remaining approximately 25%. Copper production for 2010 is expected to be between 65 and 75 million pounds at Costs applicable to sales of between $1.55 and $1.75 per pound (compared with an original outlook of between $1.30 and $1.45 per pound).
For 2011, we expect gold production at Boddington to be between 850,000 and 925,000 ounces at Costs applicable to sales of between $475 and $525 per ounce as the mine begins its first year of steady-state production. It is still too early in the ramp-up process to conclusively determine any longer-term impacts of the lower gold ore grades experienced to date (less than 2% of total reserves have been mined to date).
Second quarter 2010 compared to 2009
Batu Hijau, Indonesia. Copper and gold produced increased 17% and 41%, respectively, due to higher grade and throughput as a result of mining in the bottom of Phase 5, partially offset by lower recovery. However, mining in the bottom of Phase 5 was less than expected due to abnormally high rainfall restricting access to the mine, resulting in a higher proportion of waste mining and processing more stockpiled ore. Costs applicable to sales increased to $0.66 per pound and $294 per ounce, from $0.58 and $229, respectively, due to higher waste mining and milling costs, partially offset by higher production. A higher allocation of costs was applied to gold due to higher realized gold prices. Amortization increased 13% per pound and 31% per ounce due to equipment additions, partially offset by higher production.
Other Australia/New Zealand. Gold ounces produced decreased 3% due to lower grade as a result of ore dilution and lower mill throughput as a result of maintenance at Tanami combined with lower ore grade at Jundee, partially offset by higher ore grade at Kalgoorlie and higher mill throughput at Waihi. Costs applicable to sales per ounce increased 10% due to lower production and the stronger Australian dollar. Amortization per ounce decreased 10% due to higher production at Kalgoorlie and lower deferred mine development, partially offset by lower production at Jundee and Tanami.
First half 2010 compared to 2009
Batu Hijau, Indonesia. Copper and gold produced increased 43% and 87%, respectively, due to higher grade and throughput as a result of mining in the bottom of Phase 5. Costs applicable to sales decreased to $0.66 per pound and $253 per ounce, from $0.73 and $297, respectively, due to higher production and lower mining costs. Amortization per pound was consistent, while Amortization per ounce decreased 9% due to higher production, partially offset by equipment additions. In late 2010 or in 2011, we expect to complete mining the bottom of Phase 5. In 2011, we anticipate processing ore from stockpiles as mining will be primarily for waste removal in Phase 6.

Other Australia/New Zealand. Gold ounces produced decreased 7% due to lower ore grade and mill throughput at Tanami and lower ore grade at Jundee, partially offset by higher ore grade at Kalgoorlie. Costs applicable to sales per ounce increased 12% due to lower production and the stronger Australian dollar. Amortization per ounce decreased 4% due to higher production at Kalgoorlie and lower deferred mine development, partially offset by lower production at Jundee and Tanami.
We expect 2010 consolidated gold production for Asia Pacific of approximately 2.6 to 2.8 million ounces at increased Costs applicable to sales of approximately $440 to $480 per ounce (from previous guidance of $400 to $440 per ounce). We continue to expect consolidated copper production for Asia Pacific to be approximately 610 to 670 million pounds of copper at Costs applicable to sales of approximately $0.85 to $0.95 per pound in 2010.
Africa Operations

	Gold Ounces Produced		Costs Applicable to Sales(1)		Amortization
Three Months Ended June 30,	2010	2009	2010	2009	2010	2009
	(in thousands)		($ per ounce)		($ per ounce)
Ahafo	132	134	$416	$428	$147	$119

	Gold Ounces Produced		Costs Applicable to Sales(1)		Amortization
Six Months Ended June 30,	2010	2009	2010	2009	2010	2009
	(in thousands)		($ per ounce)		($ per ounce)
Ahafo	252	264	$475	$413	$146	$123

(1)	Excludes Amortization and Reclamation and remediation.
Second quarter 2010 compared to 2009
Ahafo, Ghana. Gold ounces produced were slightly lower as lower ore grade and recovery were offset by higher mill throughput. Costs applicable to sales per ounce decreased 3% due to lower milling costs resulting from softer ore, partially offset by higher diesel costs. Amortization per ounce increased 24% due to equipment additions.
First half 2010 compared to 2009
Ahafo, Ghana. Gold ounces produced decreased 5% due to lower grade and recovery, partially offset by higher throughput. Costs applicable to sales per ounce increased 15% due to lower production and higher diesel costs, partially offset by lower milling costs. Amortization per ounce increased 19% due to lower production and equipment additions.
Due to higher than projected production in the first half of 2010, the Company now expects 2010 gold production at Ahafo of between 500,000 and 530,000 ounces (up from between 460,000 and 500,000 ounces) at Costs applicable to sales between $475 and $515 per ounce (lower than our original outlook of between $515 to $555 per ounce), based on higher volumes.
Foreign Currency Exchange Rates
Our foreign operations sell their gold and copper production based on U.S. dollar metal prices. Approximately 36% and 23% of our Costs applicable to sales were paid in local currencies during the second quarter of 2010 and 2009, respectively. Approximately 35% and 22% of our Costs applicable to sales were paid in local currencies during the first half of 2010 and 2009, respectively. Variations in the local currency exchange rates in relation to the U.S. dollar at our foreign mining operations increased consolidated Costs applicable to sales per ounce by approximately $12, net of hedging gains and losses, during the second quarter of 2010 as compared to the second quarter of 2009 and by approximately $20 during the first half of 2010 compared to the first half of 2009.

Liquidity and Capital Resources
Cash Provided from Operating Activities
Net cash provided from continuing operations increased to $1,481 for the first half of 2010 from $886 for the first half of 2009 due to higher realized gold and copper prices and higher sales volumes, as discussed above in Consolidated Financial Results.
Investing Activities
Net cash used in investing activities was $605 during the first half of 2010 compared to $1,672 during the same period of 2009, driven largely by the 2009 Boddington acquisition and completion of the Boddington construction in the fourth quarter of 2009. Additions to property, plant and mine development were as follows:

	Six Months Ended June 30,
	2010	2009
North America:
Nevada	$117	$111
Hope Bay	48	3
La Herradura	22	19

	187	133

South America:
Yanacocha	68	51
Conga	43	11

	111	62

Asia Pacific:
Boddington	81	684
Jundee	21	14
Tanami	38	28
Kalgoorlie	7	2
Waihi	5	3
Batu Hijau	33	23
Other	3	1

	188	755

Africa:
Ahafo	51	23
Akyem	22	1

	73	24

Corporate and Other	11	8

Accrual basis	570	982
Decrease (increase) in accrued capital expenditures	58	(72)

Cash basis	$628	$910

Capital expenditures in North America are primarily related to the Hope Bay Project, the Turf/Leeville underground project, and sustaining mine development. Capital expenditures in South America are primarily related to the Conga project and leach pad development and equipment purchases at Yanacocha. The majority of capital expenditures in Asia Pacific are for surface and underground development, mining equipment, and infrastructure improvements. Capital expenditures in Africa are primarily related to the development of the Akyem, Amoma, and Subika Expansion projects, tailings dam construction and sustaining mine development at Ahafo. We expect 2010 capital expenditures to be approximately $1,400 to $1,600.

Capital expenditures in North America during the first half of 2009 were primarily related to sustaining mine development at Nevada and the Hope Bay Project. Capital expenditures in South America primarily related to the Conga project, dewatering projects and leach pad development at Yanacocha. The vast majority of capital expenditures in Asia Pacific were for the Boddington project, (which includes 100% of expenditures for 2009) with other sustaining capital expenditures for mine development at Australia and equipment purchases at Batu Hijau. Capital expenditures in Africa primarily related to sustaining mine development at Ahafo.
Acquisitions, net. During the first half of 2009 we paid $741 (net of $1 cash acquired) and paid $8 in acquisition costs to acquire the remaining 33.33% interest in Boddington. Consideration for the acquisition also includes $240 paid in cash in December 2009 and a contingent royalty capped at $100, equal to 50% of the average realized operating margin (Revenue less Costs applicable to sales on a by-product basis), if any, exceeding $600 per ounce, payable on one-third of gold sales from Boddington beginning in the second quarter of 2010. The completion of the acquisition in June 2009 brought Newmont’s interest in Boddington to 100%. Additionally, we paid $11 for a mining property near the La Herradura, Mexico operation in the first half of 2009.
Proceeds from sale of other assets. During the first half of 2010 we received $13 from the sale of our 40% interest in AGR Matthey Joint Venture (“AGR”) and $5 for the sale of our joint venture exploration property in Armenia. We also received $34 from the sale of other assets including non-core assets held at Tanami.
Financing Activities
Net cash provided from (used in) financing activities of continuing operations was $(470) and $868 during the first half of 2010 and 2009, respectively.
Proceeds from and repayment of debt, net. During the first half of 2010, we repaid $263 of debt, including pre-payment of the $220 balance under the PTNNT project financing facility, scheduled debt repayments of $24 related to the sale-leaseback of the refractory ore treatment plant (classified as a capital lease) and $19 on other credit facilities and capital leases. At June 30, 2010, $277 of the $2,000 revolving credit facility is currently used to secure the issuance of letters of credit, primarily supporting reclamation obligations (see “Off-Balance Sheet Arrangements” below).
During the first half of 2009, we received proceeds from debt of $1,494, including $504 net proceeds from the issuance of convertible senior notes due in 2012, $926 under our revolving credit facility and $64 million from other credit facilities. In addition, we repaid $1,668 of debt, including $1,583 under the revolving credit facility, $43 million for the Batu Hijau project financing facility, $24 related to the sale-leaseback of the refractory ore treatment plant (classified as a capital lease) and $18 on other credit facilities and capital leases.
Scheduled minimum debt repayments are $27 for the remainder of 2010, $287 in 2011, $576 in 2012, $72 in 2013, $545 in 2014, and $3,068 thereafter. We expect to be able to fund maturities of debt from Net cash provided by operating activities, short-term investments, existing cash balances and available credit facilities.
At June 30, 2010, we were in compliance with all required debt covenants and other restrictions related to debt agreements.
Sale of subsidiary shares to noncontrolling interests. In March 2010, Nusa Tenggara Partnership (“NTP”) completed the sale of 7% of shares in PTNNT to a third party buyer. This transaction reduced our direct ownership interest in PTNNT to 31.5%. Cash proceeds from the sale were $229, with our 56.25% share being $129 and the balance of $100 was paid to our NTP partner.
Acquisition of subsidiary shares from noncontrolling interests. On June 25, 2010, P.T. Pukuafu Indah (“PTPI”), an unrelated noncontrolling partner of PTNNT, completed the sale of an approximately 2.2% interest in PTNNT to PT Indonesia Masbaga Investama (“PTIMI”). To enable the transaction to proceed, we released our rights to the dividends payable on this 2.2% interest and released our security interest in the associated shares. We further agreed, however, to advance certain funds to PTIMI to enable it to purchase the interest in exchange for an assignment by PTIMI to us of the dividends payable on the 2.2% interest (net of withholding tax), a pledge of the shares as security for the loan, and certain voting rights and obligations. The funds that we advanced to PTIMI and which it paid to PTPI for the shares were used by PTPI to reduce its outstanding loan balance with us. Upon completion of this transaction, PTPI requested and was allowed to make additional draw downs under our agreement with PTPI. Our economic interest in PTPI’s and PTIMI’s combined 20% interest in PTNNT remains at 17% and has not changed as a result of these transactions.

On December 22, 2009, we entered into a transaction with PTPI whereby we agreed to advance certain funds to PTPI in exchange for a pledge of the noncontrolling partner’s 20% share of PTNNT dividends, net of withholding tax, certain voting rights and obligations, and a commitment from PTPI to support the application of our standards to the operation of the Batu Hijau mine. As a result, our effective economic interest in PTNNT increased by 17%. In connection with the above transaction, we advanced additional funds to PTPI during the first half of 2010.
Dividends paid to common stockholders. We declared regular quarterly dividends totaling $0.20 per common share for the six months ended June 30, 2010 and June 30, 2009. Additionally, Newmont Mining Corporation of Canada Limited, a subsidiary of the Company, declared regular quarterly dividends on its exchangeable shares totaling C$0.2058 per share through June 30, 2010 and C$0.2461 through June 30, 2009. We paid dividends of $98 to common stockholders in the first half of 2010 and 2009.
Dividends paid to noncontrolling interest. We paid dividends of $307 and $112 to noncontrolling interests during the first half of 2010 and 2009, respectively. The dividends paid during the first half of 2010 included $100 for our NTP partner’s share of the sale of the 7% interest in Batu Hijau and $205 for our partners’ share of $476 in PTNNT dividends declared to date.
Proceeds from stock issuance. We received proceeds of $30 and $1,247 during the first half of 2010 and 2009, respectively, from the issuance of common stock. In February 2009 we completed a public offering of 34,500,000 shares of common stock at $37.00 per share, for net proceeds of $1,236.
Discontinued Operations
Net operating cash provided from (used in) discontinued operations was $(13) and $8 in the first half of 2010 and 2009, respectively, related to the Kori Kollo operation in Bolivia, sold in 2009.
Net cash used in financing activities of discontinued operations was $2 in the first half of 2009 for repayment of debt at Kori Kollo.
Off-Balance Sheet Arrangements
We have the following off-balance sheet arrangements: operating leases (as discussed in Note 30 to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2009, filed on February 25, 2010), $982 of outstanding letters of credit, surety bonds and bank guarantees (see Note 26 to the Condensed Consolidated Financial Statements) and sales agreements to sell copper and gold concentrates at market prices as follows, in thousands of tons:

	2010	2011	2012	2013	2014	Thereafter
Batu Hijau	446	617	440	430	518	—
Boddington	193	237	248	243	254	904
Nevada	50	46	—	—	—	—

	689	900	688	673	772	904

Environmental
Our mining and exploration activities are subject to various federal and state laws and regulations governing the protection of the environment. These laws and regulations are continually changing and are generally becoming more restrictive. We conduct our operations so as to protect the public health and environment and believe our operations are in compliance with applicable laws and regulations in all material respects. We have made, and expect to make in the future, expenditures to comply with such laws and regulations, but cannot predict the full amount of such future expenditures. Estimated future reclamation costs are based principally on legal and regulatory requirements. At June 30, 2010 and December 31, 2009, $714 and $698, respectively, were accrued for reclamation costs relating to currently producing mineral properties.
In addition, we are involved in several matters concerning environmental obligations associated with former mining activities. Generally, these matters concern developing and implementing remediation plans at the various sites involved. We believe that the related environmental obligations associated with these sites are similar in nature with respect to the development of remediation plans, their risk profile and the compliance required to meet general environmental standards. Based upon our best estimate of our liability for these matters, $149 and $161 were accrued for such obligations at June 30, 2010 and December 31, 2009, respectively. Depending upon the ultimate resolution of these matters, we believe that it is reasonably possible that the liability for these matters could be as much as 158% greater or 3% lower than the amount accrued at June 30, 2010. The amounts accrued for these matters are reviewed periodically based upon facts and circumstances available at the time. Changes in estimates are charged to Reclamation and remediation in the period estimates are revised.

For more information on the Company’s reclamation and remediation liabilities, see Notes 4 and 26 to the Consolidated Financial Statements.
During the first half of 2010 and 2009, capital expenditures were approximately $36 and $78, respectively, to comply with environmental regulations. Ongoing costs to comply with environmental regulations have not been a significant component of operating costs.
Newmont spent $8, during the first half of 2010 and 2009, respectively, for environmental obligations related to the former, primarily historic, mining activities discussed in Note 4 to the Consolidated Financial Statements.
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
Adjusted net income
Management of the Company uses Adjusted net income to evaluate the Company’s operating performance, and for planning and forecasting future business operations. The Company believes the use of Adjusted net income allows investors and analysts to compare results of the continuing operations of the Company and its direct and indirect subsidiaries relating to the production and sale of minerals to similar operating results of other mining companies, by excluding exceptional or unusual items, income or loss from discontinued operations and the permanent impairment of assets, including marketable securities and goodwill. Management’s determination of the components of Adjusted net income are evaluated periodically and based, in part, on a review of non-GAAP financial measures used by mining industry analysts. Net income attributable to Newmont stockholders is reconciled to Adjusted net income as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net income attributable to Newmont stockholders	$382	$162	$928	$351

Income tax benefit from internal restructuring	—	—	(127)	—
Net gain on asset sales	(7)	—	(31)	—
PTNNT community contribution	—	—	13	—
Impairment of assets	2	1	3	5
Boddington acquisition costs	—	39	—	44
Discontinued operations loss	—	9	—	9

Adjusted net income	$377	$211	$786	$409

Adjusted net income per share(1)	$0.77	$0.43	$1.60	$0.85

(1)	Calculated using weighted average number of shares outstanding, basic.

By-product costs applicable to sales
Sales and Costs applicable to sales for Boddington are presented in the Condensed Consolidated Financial Statements for both gold and copper due to the significant portion of copper production (approximately 15-20% of total sales based on the latest life-of-mine plan and metal price assumptions). The co-product method allocates costs applicable to sales to each metal based on specifically identifiable costs where applicable and on a relative proportion of sales values for other costs. Management also assesses the performance of the Boddington mine on a by-product basis due to the majority of sales being derived from gold and to determine contingent consideration payments to AngloGold. The by-product method deducts copper sales margin from costs applicable to sales as shown in the following table:

	Three Months Ended	Six Months Ended
	June 30, 2010	June 30, 2010

Co-product costs applicable to sales — gold	$113	$193
Less copper margin:
Sales — copper	40	79
Costs applicable to sales — copper	(25)	(49)

	15	30

By-product costs applicable to sales — gold	$98	$163

Costs applicable to sales — gold ($ per ounce)
Co-product	$582	$560
By-product	$503	$474

Gold ounces sold (in thousands)	194	344
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

Foreign Currency Exchange Risk
We had the following derivative instruments designated as hedges with fair values at June 30, 2010 and December 31, 2009:

	Expected Maturity Date					Fair Value, Net
					Total	At June 30,	At December 31,
	2010	2011	2012	2013	Average	2010	2009
A$ Fixed Forward Contracts:
$(millions)	$373	$558	$280	$44	$1,255	$27	$130
Average rate ($/A$)	0.80	0.78	0.80	0.80	0.79
A$ notional (millions)	465	713	350	55	1,583
Expected hedge ratio	70%	54%	27%	8%	39%
NZ$ Fixed Forward Contracts:
$(millions)	$22	$31	$4	$—	$57	$1	$6
Average rate ($/NZ$)	0.65	0.67	0.66	—	0.67
NZ$ notional (millions)	34	46	7	—	87
Expected hedge ratio	62%	38%	12%	—	37%
IDR Fixed Forward Contracts:
$(millions)	$14	$—	$—	$—	$14	$1	$1
Average rate (IDR/$)	10,024	—	—	—	10,024
IDR notional (millions)	140,337	—	—	—	140,337
Expected hedge ratio	30%	—	—	—	30%
Diesel Price Risk
We had the following diesel derivative contracts with fair values at June 30, 2010 and December 31, 2009:

	Expected Maturity Date				Fair Value, Net
				Total	At June 30,	At December 31,
	2010	2011	2012	Average	2010	2009
Diesel Fixed Forward Contracts:
$(millions)	$24	$31	$4	$59	$(1)	$6
Average rate ($/gallon)	2.08	2.25	2.43	2.19
Diesel gallons (millions)	12	14	2	28
Expected Nevada hedge ratio	57%	32%	8%	32%
Fair Value Hedges
Interest Rate Risk
At June 30, 2010, we had $222 fixed to floating swap contracts designated as a hedge against our 8 5/8% debentures due 2011. The interest rate swap contracts assist in managing our targeted mix of fixed and floating rate debt. Under the hedge contract terms, we receive fixed-rate interest payments at 8.63% and pay floating-rate interest amounts based on periodic London Interbank Offered Rate (“LIBOR”) settings plus a spread, ranging from 2.60% to 7.63%. The interest rate swap contracts were designated as fair value hedges and changes in fair value have been recorded in income in each period, consistent with recording changes to the mark-to-market value of the underlying hedged liability in income. The fair value of the interest rate swaps was $5 and $7 at June 30, 2010 and December 31, 2009, respectively.

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
LME copper prices averaged $3.19 per pound during the three months ended June 30, 2010, compared with our recorded average provisional price of $3.13 per pound before mark-to-market gains and treatment and refining charges. LME copper prices averaged $3.24 per pound during the six months ended June 30, 2010, consistent with our recorded average provisional price per pound before mark-to-market gains and treatment and refining charges. The applicable forward copper price at the end of the second quarter was $2.96 per pound. During the three months ended June 30, 2010, changes in copper prices resulted in a provisional pricing mark-to-market loss of $79 ($0.62 per pound). During the six months ended June 30, 2010, changes in copper prices resulted in a provisional pricing mark-to-market loss of $48 ($0.17 per pound). At June 30, 2010, we had copper sales of 137 million pounds priced at an average of $2.96 per pound, subject to final pricing over the next several months.
The average London P.M. fix for gold was $1,197 per ounce during the three months ended June 30, 2010, compared with our recorded average provisional price of $1,192 per ounce before mark-to-market gains and treatment and refining charges. The average London P.M. fix for gold was $1,152 per ounce during the six months ended June 30, 2010, compared with our recorded average provisional price of $1,151 per ounce before mark-to-market gains and treatment and refining charges. The applicable forward gold price at the end of the second quarter was $1,245 per ounce. During the three months ended June 30, 2010, changes in gold prices resulted in a provisional pricing mark-to-market gain of $20 ($13 per ounce). During the six months ended June 30, 2010, changes in gold prices resulted in a provisional pricing mark-to-market gain of $22 ($7 per ounce). At June 30, 2010, we had gold sales of 180,000 ounces priced at an average of $1,245 per ounce, subject to final pricing over the next several months.

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

PART II — OTHER INFORMATION

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

ITEM 2.	ISSUER PURCHASES OF EQUITY SECURITIES.

	(a)	(b)	(c)	(d)
			Total Number of	Maximum Number (or
			Shares Purchased	Approximate Dollar Value)
	Total Number	Average	as Part of Publicly	of Shares that may yet be
	of Shares	Price Paid	Announced Plans	Purchased under the
Period	Purchased	Per Share	or Programs	Plans or Programs
April 1, 2010 through April 30, 2010	—	—	—	N/A
May 1, 2010 through May 31, 2010	—	—	—	N/A
June 1, 2010 through June 30, 2010	—	—	—	N/A

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.
None.

ITEM 5.	OTHER INFORMATION.
None.

ITEM 6.	EXHIBITS.
(a) The exhibits to this report are listed in the Exhibit Index.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEWMONT MINING CORPORATION
(Registrant)

Date: July 28, 2010	/s/ RUSSELL BALL Russell Ball
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: July 28, 2010	/s/ ROGER P. JOHNSON Roger P. Johnson
Vice President and Chief Accounting Officer
(Principal Accounting Officer)

NEWMONT MINING CORPORATION
EXHIBIT INDEX

Exhibit Number	Description
10.1	Letter Agreement dated May 3, 2010 between Newmont Mining Corporation and Robert J. Miller, filed herewith.
10.2	Transition Agreement dated May 5, 2010 between Newmont International Services Limited and Alan Blank, filed herewith.
10.3	Annual Incentive Compensation Program of Newmont Mining Corporation, as Amended and Restated Effective January 1, 2010, filed herewith.
10.4	Employee Performance Incentive Compensation Program, Effective and Restated January 1, 2010, filed herewith.
12.1	Computation of Ratio of Earnings to Fixed Charges, filed herewith
31.1	Certification Pursuant to Rule 13A-14 or 15-D-14 of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 signed by the Principal Executive Officer, filed herewith.
31.2	Certification Pursuant to Rule 13A-14 or 15-D-14 of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 signed by the Chief Financial Officer, filed herewith.
32.1	Statement Required by 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed by Principal Executive Officer, filed herewith.(1)
32.2	Statement Required by 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed by Chief Financial Officer, filed herewith.(1)
101	The following materials are filed herewith: (i) XBRL Instance, (ii) XBRL Taxonomy Extension Schema, (iii) XBRL Taxonomy Extension Calculation, (iv) XBRL Taxonomy Extension Labels, (v) XBRL Taxonomy Extension Presentation, and (vi) XBRL Taxonomy Extension Definition. In accordance with Rule 406T of Regulation S-T, the information in these exhibits is furnished and deemed not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Exchange Act of 1934, and otherwise is not subject to liability under these sections and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by the specific reference in such filing.

(1)	This document is being furnished in accordance with SEC Release Nos. 33-8212 and 34-47551.