Form 10-Q
period 2010-09-30
NEWMONT MINING CORP /DE/
filed 2010-11-02
CIK 1164727

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b2 of the Exchange Act). ☐ Yes ☑ No
There were 486,197,880 shares of common stock outstanding on October 25, 2010 (and 6,867,299 exchangeable shares).

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.
NEWMONT MINING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited, in millions except per share)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Sales (Note 3)	$2,597	$2,049	$6,992	$5,187

Costs and expenses
Costs applicable to sales (1) (Note 3)	903	765	2,636	2,200
Amortization	242	199	697	566
Reclamation and remediation (Note 4)	18	10	44	34
Exploration	67	55	163	147
Advanced projects, research and development (Note 5)	46	27	149	100
General and administrative	45	39	133	118
Other expense, net (Note 6)	50	65	200	250

	1,371	1,160	4,022	3,415

Other income (expense)
Other income, net (Note 7)	5	25	97	43
Interest expense, net	(66)	(10)	(210)	(65)

	(61)	15	(113)	(22)

Income from continuing operations before income tax and other items	1,165	904	2,857	1,750
Income tax expense (Note 10)	(348)	(253)	(756)	(494)
Equity income (loss) of affiliates	(3)	(6)	(7)	(14)

Income from continuing operations	814	645	2,094	1,242
Income (loss) from discontinued operations (Note 11)	—	—	—	(14)

Net income	814	645	2,094	1,228
Net income attributable to noncontrolling interests (Note 12)	(277)	(257)	(629)	(489)

Net income attributable to Newmont stockholders	$537	$388	$1,465	$739

Net income attributable to Newmont stockholders:
Continuing operations	$537	$388	$1,465	$748
Discontinued operations	—	—	—	(9)

	$537	$388	$1,465	$739

Income per common share (Note 13)
Basic:
Continuing operations	$1.09	$0.79	$2.98	$1.54
Discontinued operations	—	—	—	(0.02)

	$1.09	$0.79	$2.98	$1.52

Diluted:
Continuing operations	$1.07	$0.79	$2.94	$1.54
Discontinued operations	—	—	—	(0.02)

	$1.07	$0.79	$2.94	$1.52

Cash dividends declared per common share	0.15	0.10	$0.35	$0.30

(1)	Exclusive of Amortization and Reclamation and remediation.
The accompanying notes are an integral part of the condensed consolidated financial statements.

NEWMONT MINING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in millions)

	Nine Months Ended
	September 30,
	2010	2009
Operating activities:
Net income	$2,094	$1,228
Adjustments:
Amortization	697	566
Loss from discontinued operations (Note 11)	—	14
Reclamation and remediation (Note 4)	44	34
Deferred income taxes	(52)	7
Stock based compensation and other benefits	54	44
Other operating adjustments and write-downs	84	80
Net change in operating assets and liabilities (Note 24)	(586)	(27)

Net cash provided from continuing operations	2,335	1,946
Net cash provided from (used in) discontinued operations (Note 11)	(13)	3

Net cash provided from operations	2,322	1,949

Investing activities:
Additions to property, plant and mine development	(972)	(1,314)
Investments in marketable debt and equity securities	(9)	—
Acquisitions, net	(2)	(766)
Proceeds from sale of other assets	53	3
Other	(72)	(11)

Net cash used in investing activities	(1,002)	(2,088)

Financing activities:
Proceeds from debt, net	—	4,302
Repayment of debt	(274)	(2,604)
Sale of subsidiary shares to noncontrolling interests	229	—
Acquisition of subsidiary shares from noncontrolling interests	(109)	—
Dividends paid to common stockholders	(172)	(147)
Dividends paid to noncontrolling interests	(360)	(115)
Proceeds from stock issuance, net	56	1,248
Change in restricted cash and other	46	5

Net cash provided from (used in) financing activities of continuing operations	(584)	2,689
Net cash used in financing activities of discontinued operations (Note 11)	—	(2)

Net cash provided from (used in) financing activities	(584)	2,687

Effect of exchange rate changes on cash	—	39

Net change in cash and cash equivalents	736	2,587
Cash and cash equivalents at beginning of period	3,215	435

Cash and cash equivalents at end of period	$3,951	$3,022

The accompanying notes are an integral part of the condensed consolidated financial statements.

NEWMONT MINING CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in millions)

	At September 30,	At December 31,
	2010	2009
ASSETS
Cash and cash equivalents	$3,951	$3,215
Trade receivables	489	438
Accounts receivable	93	102
Investments (Note 18)	46	56
Inventories (Note 19)	526	493
Stockpiles and ore on leach pads (Note 20)	538	403
Deferred income tax assets	195	215
Other current assets (Note 21)	1,218	900

Current assets	7,056	5,822
Property, plant and mine development, net	12,532	12,370
Investments (Note 18)	1,278	1,186
Stockpiles and ore on leach pads (Note 20)	1,722	1,502
Deferred income tax assets	1,086	937
Other long-term assets (Note 21)	702	482

Total assets	$24,376	$22,299

LIABILITIES
Debt (Note 22)	$289	$157
Accounts payable	396	396
Employee-related benefits	227	250
Income and mining taxes	265	200
Other current liabilities (Note 23)	1,621	1,317

Current liabilities	2,798	2,320
Debt (Note 22)	4,289	4,652
Reclamation and remediation liabilities (Note 4)	820	805
Deferred income tax liabilities	1,432	1,341
Employee-related benefits	349	381
Other long-term liabilities (Note 23)	169	174
Liabilities of operations held for sale (Note 11)	—	13

Total liabilities	9,857	9,686

Commitments and contingencies (Note 26)
EQUITY
Common stock	778	770
Additional paid-in capital	8,260	8,158
Accumulated other comprehensive income	768	626
Retained earnings	2,442	1,149

Newmont stockholders’ equity	12,248	10,703
Noncontrolling interests	2,271	1,910

Total equity	14,519	12,613

Total liabilities and equity	$24,376	$22,299

The accompanying notes are an integral part of the condensed consolidated financial statements.

NEWMONT MINING CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(dollars in millions, except per share, per ounce and per pound amounts)
NOTE 1 BASIS OF PRESENTATION
The interim Condensed Consolidated Financial Statements (“interim statements”) of Newmont Mining Corporation and its subsidiaries (collectively, “Newmont” or the “Company”) are unaudited. In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these interim statements have been included. The results reported in these interim statements are not necessarily indicative of the results that may be reported for the entire year. These interim statements should be read in conjunction with Newmont’s Consolidated Financial Statements for the year ended December 31, 2009 filed February 25, 2010 on Form 10-K. The year-end balance sheet data was derived from the audited financial statements, but does not include all disclosures required by United States generally accepted accounting principles (“GAAP”).
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
The Company identified Nusa Tenggara Partnership (“NTP”), a partnership between Newmont and an affiliate of Sumitomo, that owns a 56% interest in PT Newmont Nusa Tenggara (“PTNNT” or “Batu Hijau”), as a VIE due to certain capital structures and contractual relationships. Newmont also identified PT Pukuafu Indah (“PTPI”), and PT Indonesia Masbaga Investama (“PTIMI”), unrelated noncontrolling partners of PTNNT, as VIEs. Newmont entered into transactions with PTPI and PTIMI, whereby the Company agreed to advance certain funds in exchange for a pledge of the noncontrolling partners’ combined 20% share of PTNNT dividends, net of withholding tax. The agreements also provide Newmont with certain voting rights and obligations related to the noncontrolling partners’ combined 20% share of PTNNT and commitments from PTPI and PTIMI to support the application of Newmont’s standards to the operation of the Batu Hijau mine. The Company has determined itself to be the primary beneficiary of these entities and to control the operations of Batu Hijau, and therefore consolidates PTNNT in the Company’s financial statements.
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

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(dollars in millions, except per share, per ounce and per pound amounts)
NOTE 3 SEGMENT INFORMATION
The Company’s reportable segments are based upon the Company’s management structure that is focused on the geographic region for the Company’s operations. The financial information relating to the Company’s segments is as follows:

		Costs		Advanced
		Applicable to		Projects and	Pre-Tax
	Sales	Sales	Amortization	Exploration	Income
Three Months Ended September 30, 2010
Nevada	$568	$267	$68	$27	$196
La Herradura	52	20	5	2	25
Hope Bay	—	—	4	20	(23)
Other North America	—	—	—	—	(1)

North America	620	287	77	49	197

Yanacocha	436	149	42	6	225
Other South America	—	—	—	11	(15)

South America	436	149	42	17	210

Boddington:
Gold	181	91	25
Copper	38	19	5

Total	219	110	30	1	46

Batu Hijau:
Gold	260	47	12
Copper	543	96	26

Total	803	143	38	1	607

Other Australia/New Zealand	351	157	26	10	145
Other Asia Pacific	—	—	1	5	(9)

Asia Pacific	1,373	410	95	17	789

Ahafo	168	57	22	9	87
Other Africa	—	—	—	1	(2)

Africa	168	57	22	10	85

Corporate and Other	—	—	6	20	(116)

Consolidated	$2,597	$903	$242	$113	$1,165

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(dollars in millions, except per share, per ounce and per pound amounts)

		Costs		Advanced
		Applicable to		Projects and	Pre-Tax
	Sales	Sales	Amortization	Exploration	Income
Three Months Ended September 30, 2009
Nevada	$481	$273	$69	$13	$118
La Herradura	23	8	2	1	12
Hope Bay	—	—	3	20	(24)
Other North America	—	—	—	—	(2)

North America	504	281	74	34	104

Yanacocha	535	163	43	6	299
Other South America	—	—	—	1	(2)

South America	535	163	43	7	297

Boddington	—	—	—	12	(11)
Batu Hijau:
Gold	201	37	10
Copper	396	71	18

Total	597	108	28	—	445

Other Australia/New Zealand	282	152	32	6	77
Other Asia Pacific	—	—	1	4	(17)

Asia Pacific	879	260	61	22	494

Ahafo	131	61	17	2	46
Other Africa	—	—	—	2	(2)

Africa	131	61	17	4	44

Corporate and Other	—	—	4	15	(35)

Consolidated	$2,049	$765	$199	$82	$904

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(dollars in millions, except per share, per ounce and per pound amounts)

		Costs		Advanced
		Applicable to		Projects and	Pre-Tax	Total	Capital
	Sales	Sales	Amortization	Exploration	Income	Assets	Expenditures(1)
Nine Months Ended September 30, 2010
Nevada	$1,540	$776	$194	$64	$475	$3,306	$200
La Herradura	149	52	13	5	79	198	33
Hope Bay	—	—	10	70	(80)	2,046	88
Other North America	—	—	—	1	(4)	51	—

North America	1,689	828	217	140	470	5,601	321

Yanacocha	1,321	442	119	17	686	2,645	109
Other South America	—	—	—	26	(26)	256	86

South America	1,321	442	119	43	660	2,901	195

Boddington:
Gold	582	284	81
Copper	117	68	18

Total	699	352	99	5	206	4,181	106

Batu Hijau:
Gold	595	123	34
Copper	1,256	261	72

Total	1,851	384	106	1	1,284	3,281	48

Other Australia/New Zealand	973	454	82	21	409	913	111
Other Asia Pacific	—	—	2	15	—	388	11

Asia Pacific	3,523	1,190	289	42	1,899	8,763	276

Ahafo	459	176	58	15	203	1,039	80
Other Africa	—	—	—	7	(7)	269	49

Africa	459	176	58	22	196	1,308	129

Corporate and Other	—	—	14	65	(368)	5,803	23

Consolidated	$6,992	$2,636	$697	$312	$2,857	$24,376	$944

(1)	Includes a decrease in accrued capital expenditures of $28; consolidated capital expenditures on a cash basis were $972.

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(dollars in millions, except per share, per ounce and per pound amounts)

		Costs		Advanced
		Applicable to		Projects and	Pre-Tax	Total	Capital
	Sales	Sales	Amortization	Exploration	Income	Assets	Expenditures(1)
Nine Months Ended September 30, 2009
Nevada	$1,321	$764	$183	$40	$309	$3,215	$154
La Herradura	75	30	7	2	36	116	34
Hope Bay	—	—	9	56	(64)	1,818	4
Other North America	—	—	—	1	(6)	55	—

North America	1,396	794	199	99	275	5,204	192

Yanacocha	1,451	488	128	16	747	2,182	78
Other South America	—	—	—	15	(13)	28	16

South America	1,451	488	128	31	734	2,210	94

Boddington	—	—	—	29	(87)	3,832	961
Batu Hijau:
Gold	358	88	23
Copper	786	217	55

Total	1,144	305	78	—	713	3,024	30

Other Australia/New Zealand	814	438	94	18	243	843	75
Other Asia Pacific	—	—	2	9	(32)	215	2

Asia Pacific	1,958	743	174	56	837	7,914	1,068

Ahafo	382	175	51	9	131	965	42
Other Africa	—	—	—	7	(3)	198	4

Africa	382	175	51	16	128	1,163	46

Corporate and Other (2)	—	—	14	45	(224)	4,656	12

Consolidated	$5,187	$2,200	$566	$247	$1,750	$21,147	$1,412

(1)	Includes an increase in accrued capital expenditures of $98; consolidated capital expenditures on a cash basis were $1,314.

(2)	Corporate and Other includes $31 of Assets held for sale.
NOTE 4 RECLAMATION AND REMEDIATION
At September 30, 2010 and December 31, 2009, $719 and $698, respectively, were accrued for reclamation obligations relating to mineral properties. In addition, the Company is involved in several matters concerning environmental obligations associated with former, primarily historic, mining activities. Generally, these matters concern developing and implementing remediation plans at the various sites involved. At September 30, 2010 and December 31, 2009, $148 and $161, respectively, were accrued for such obligations.
The following is a reconciliation of reclamation and remediation liabilities:

	Nine Months Ended September 30,
	2010	2009
Balance at beginning of period	$859	$757
Additions, changes in estimates and other	1	21
Liabilities settled	(32)	(35)
Accretion expense	39	34

Balance at end of period	$867	$777

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(dollars in millions, except per share, per ounce and per pound amounts)
The current portion of Reclamation and remediation liabilities of $47 and $54 at September 30, 2010 and December 31, 2009, respectively, are included in Other current liabilities (see Note 23).
The Company’s reclamation and remediation expenses consisted of:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Reclamation	$5	$—	$5	$—
Accretion — operating	11	7	33	25
Accretion — non-operating	2	3	6	9

	$18	$10	$44	$34

Asset retirement cost amortization (1)	$8	$7	$22	$21

(1)	Asset retirement cost amortization is a component of Amortization.
NOTE 5 ADVANCED PROJECTS, RESEARCH AND DEVELOPMENT

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Major projects:
Hope Bay	$13	$2	$48	$18
Subika underground	4	—	6	1
Conga	2	1	5	2
Akyem	—	2	4	5
Boddington	—	11	—	24
Other projects:
Technical and project services	12	6	35	18
Corporate	4	3	25	10
South America growth	7	1	11	5
Nevada growth	2	1	8	13
Other	2	—	7	4

	$46	$27	$149	$100

NOTE 6 OTHER EXPENSE, NET

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Community development	$13	$12	$73	$33
Regional administration	16	14	47	40
Peruvian royalty	5	8	17	19
World Gold Council dues	3	2	9	8
Western Australia power plant	—	18	7	27
Workforce reduction	—	—	—	15
Boddington acquisition costs	—	—	—	67
Batu Hijau divestiture	—	3	—	9
Other	13	8	47	32

	$50	$65	$200	$250

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(dollars in millions, except per share, per ounce and per pound amounts)
NOTE 7 OTHER INCOME, NET

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Gain on asset sales, net	$—	$—	$42	$1
Canadian Oil Sands Trust income	14	7	39	16
Refinery income (EGR)(1)	12	9	17	13
Income from developing projects, net	13	—	13	—
Gain on sale of investments, net	5	2	12	2
Interest income	3	2	8	11
Foreign currency gain (loss) net	(44)	2	(48)	—
Other	2	3	14	—

	$5	$25	$97	$43

(1) European Gold Refineries
NOTE 8 EMPLOYEE PENSION AND OTHER BENEFIT PLANS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Pension benefit costs, net
Service cost	$5	$5	$16	$14
Interest cost	9	8	27	24
Expected return on plan assets	(8)	(8)	(24)	(22)
Amortization, net	5	4	14	12

	$11	$9	$33	$28

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Other benefit costs, net
Service cost	$1	$1	$2	$2
Interest cost	1	1	4	4

	$2	$2	$6	$6

NOTE 9 STOCK BASED COMPENSATION

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Stock options	$3	$3	$12	$11
Restricted stock units	4	1	12	4
Performance leveraged stock units	1	—	5	—
Common stock	—	1	2	2
Restricted stock	1	1	2	3
Deferred stock	2	2	7	10

	$11	$8	$40	$30

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(dollars in millions, except per share, per ounce and per pound amounts)
NOTE 10 INCOME TAXES
During the third quarter of 2010, the Company recorded estimated income tax expense of $348 resulting in an effective tax rate of 29.9%. Estimated income tax expense during the third quarter of 2009 was $253 for an effective tax rate of 28.0%. The increase in the effective tax rate from 2009 to 2010 resulted from the change in the jurisdictional blend of the Company’s taxable income and the effect of the percentage depletion deduction. During the first nine months of 2010, estimated income tax expense was $756 resulting in an effective tax rate of 26.5%. Estimated income tax expense during the first nine months of 2009 was $494 for an effective tax rate of 28.2%. The decrease in the effective tax rate from 2009 to 2010 resulted from a tax benefit of $127 being recorded in the first quarter of 2010 from the conversion of non-US tax-paying entities to entities currently subject to U.S. income tax resulting in an increase in net deferred tax assets, partially offset by the change in the jurisdictional blend of the Company’s taxable income and the effect it has on the overall rate impact from percentage depletion. The effective tax rates in the third quarter of 2010 and 2009 are different from the United States statutory rate of 35% primarily due to the U.S. percentage depletion deduction and the effect of different income tax rates in countries where earnings are indefinitely reinvested.
The Company operates in numerous countries around the world and accordingly it is subject to, and pays annual income taxes under, the various income tax regimes in the countries in which it operates. Some of these tax regimes are defined by contractual agreements with the local government, and others are defined by the general corporate income tax laws of the country. The Company has historically filed, and continues to file, all required income tax returns and pay the income taxes reasonably determined to be due. The tax rules and regulations in many countries are highly complex and subject to interpretation. From time to time the Company is subject to a review of its historic income tax filings and in connection with such reviews, disputes can arise with the taxing authorities over the interpretation or application of certain rules to the Company’s business conducted within the country involved. PTNNT, the Company’s partially owned subsidiary in Indonesia, received a final tax assessment from the Indonesian Tax Office during the third quarter. Although required to pay $132 (of which, $119 related to corporate income tax matters) of tax and penalties upon receipt of the tax assessment, PTNNT intends to vigorously defend its positions through all processes available to it. PTNNT believes it is more likely than not that they will prevail and therefore has recorded a corresponding receivable (see Note 21).
At September 30, 2010, the Company’s total unrecognized tax benefit was $122 for uncertain income tax positions taken or expected to be taken on income tax returns. Of this, $53 represents the amount of unrecognized tax benefits that, if recognized, would affect the Company’s effective income tax rate.
As a result of the statute of limitations that expire in the next 12 months in various jurisdictions, and possible settlements of audit-related issues with taxing authorities in various jurisdictions with respect to which none of the issues are individually significant, the Company believes that it is reasonably possible that the total amount of its net unrecognized income tax benefits will decrease by approximately $1 to $3 in the next 12 months.
On January 1, 2010, various U.S. tax laws expired, and as of September 30, 2010, they have not been reinstated. These expired tax laws do not have a material effect on the Company’s financial statements.
NOTE 11 DISCONTINUED OPERATIONS
Discontinued operations relate to the Kori Kollo operation in Bolivia, sold in July 2009.
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

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(dollars in millions, except per share, per ounce and per pound amounts)
The following table details selected financial information included in the Income (loss) from discontinued operations in the consolidated statements of income:

Nine Months Ended
September 30, 2009
Sales	$32

Income from operations	$1
Loss on impairment	(44)

Pre-tax loss	(43)
Income tax benefit	29

Income (loss) from discontinued operations	$(14)

Liabilities of operations held for sale include Other liabilities of $13 at December 31, 2009.
Net operating cash provided from (used in) discontinued operations was $(13) and $3 in the first nine months of 2010 and 2009, respectively.
Net cash used in financing activities of discontinued operations was $2 in the first nine months of 2009 for repayment of debt.
NOTE 12 NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Batu Hijau	$203	$156	$405	$248
Yanacocha	72	99	223	243
Other	2	2	1	(2)

	$277	$257	$629	$489

In June 2010, PTPI completed the sale of an approximate 2.2% interest in PTNNT to PTIMI. To enable the transaction to proceed, the Company released its rights to the dividends payable on this 2.2% interest and released the security interest in the associated shares. The Company further agreed to advance certain funds to PTIMI to enable it to purchase the interest in exchange for an assignment by PTIMI to the Company of the dividends payable on the 2.2% interest (net of withholding tax), a pledge of the shares as security on the advance, and certain voting rights and obligations. The funds that the Company advanced to PTIMI and which PTIMI paid to PTPI for the shares were used by PTPI to reduce its outstanding balance with the Company. Upon completion of this transaction, PTPI requested and was allowed to make additional draw-downs under the agreement with PTPI. The Company’s economic interest in PTPI’s and PTIMI’s combined 20% interest in PTNNT remains at 17% and has not changed as a result of these transactions.
In March 2010, the Company (through NTP) completed the sale and transfer of shares representing a 7% interest in PTNNT, the Indonesian subsidiary that operates Batu Hijau, to PT Multi Daerah Bersaing (“PTMDB”) in compliance with the divestiture obligations under the Contract of Work (the “COW”), reducing NTP’s ownership interest to 56% from 63%. In 2009, the Company (through NTP) completed the sale and transfer of shares for a 17% interest in PTNNT to PTMDB in compliance with divestiture obligations under the COW, reducing NTP’s ownership interest to 63% from 80%. The 2010 and 2009 share transfers resulted in gains of approximately $9 (after tax of $40) and $63 (after tax of $115), respectively, that were recorded as Additional paid-in capital. For information on the COW and divestiture requirements, see the discussion in Note 26 to the Condensed Consolidated Financial Statements.
In December 2009, the Company entered into a transaction with PTPI, whereby the Company agreed to advance certain funds to PTPI in exchange for a pledge of the noncontrolling partner’s 20% share of PTNNT dividends, net of withholding tax, and certain voting rights and obligations, and a commitment from PTPI to support the application of Newmont’s standards to the operation of Batu Hijau. Based on the transaction with PTPI, the Company recognized an additional 17% effective economic interest in PTNNT.

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(dollars in millions, except per share, per ounce and per pound amounts)
At September 30, 2010, Newmont continued to have a 48.50% effective economic interest in PTNNT. Based on the accounting guidance for variable interest entities, Newmont continues to consolidate PTNNT in its Consolidated Financial Statements.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Net income attributable to Newmont stockholders
Continuing operations	$537	$388	$1,465	$748
Discontinued operations	—	—	—	(9)

	$537	$388	$1,465	$739

Weighted average common shares (millions):
Basic	493	490	492	485
Effect of employee stock-based awards	1	1	1	1
Effect of convertible notes	8	—	5	—

Diluted	502	491	498	486

Net income attributable to Newmont stockholders per common share
Basic:
Continuing operations	$1.09	$0.79	$2.98	$1.54
Discontinued operations	—	—	—	(0.02)

	$1.09	$0.79	$2.98	$1.52

Diluted:
Continuing operations	$1.07	$0.79	$2.94	$1.54
Discontinued operations	—	—	—	(0.02)

	$1.07	$0.79	$2.94	$1.52

Options to purchase 2 and 5 million shares of common stock at average exercise prices of $57 and $46 were outstanding at September 30, 2010 and 2009, respectively, but were not included in the computation of diluted weighted average number of common shares because their effect would have been anti-dilutive under the treasury stock method.

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(dollars in millions, except per share, per ounce and per pound amounts)
In February 2009 and July 2007, Newmont issued $518 and $1,150, respectively, of convertible notes that, if converted in the future, would have a potentially dilutive effect on the Company’s weighted average number of common shares. Under the indenture for the convertible notes, upon conversion Newmont is required to settle the principal amount of the convertible notes in cash and may elect to settle the remaining conversion obligation (stock price in excess of the conversion price) in cash, shares or a combination thereof. The effect of contingently convertible instruments on diluted earnings per share is calculated under the net share settlement method. Under the net share settlement method, the Company includes the amount of shares it would take to satisfy the conversion obligation, assuming that all of the convertible notes are surrendered. The average closing price of the Company’s common stock for each of the periods presented is used as the basis for determining dilution. The average price of the Company’s common stock for the three and nine months ended September 30, 2010 exceeded the conversion price of $46.21 and $46.17 for the notes issued in 2009 and 2007, respectively, and therefore, 8 and 5 million additional shares were included in the computation of diluted weighted average common shares for the three and nine months ended September 30, 2010, respectively.
In connection with the 2007 convertible senior notes offering, the Company entered into Call Spread Transactions which included the purchase of call options and the sale of warrants. As a result of the Call Spread Transactions, the conversion price of $46.17 was effectively increased to $60.22. Should the warrant transactions become dilutive to the Company’s earnings per share (if Newmont’s average share price exceeds $60.22) the underlying shares will be included in the computation of diluted income per common share.
The Net income attributable to Newmont stockholders and transfers from noncontrolling interests was:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Net income attributable to Newmont stockholders	$537	$388	$1,465	$739
Transfers from noncontrolling interests:
Increase in Additional paid in capital from sale of PTNNT shares, net of tax of $40	(7)	—	9	—

Net income attributable to Newmont stockholders and transfers from noncontrolling interests	$530	$388	$1,474	$739

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(dollars in millions, except per share, per ounce and per pound amounts)
NOTE 14 COMPREHENSIVE INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Net income	$814	$645	$2,094	$1,228
Other comprehensive income, net of tax:
Unrealized gain on marketable securities	58	120	30	312
Foreign currency translation adjustments	34	118	35	207
Pension and other benefit liability adjustments	3	3	8	6
Change in fair value of cash flow hedge instruments:
Net change from periodic revaluations	163	79	120	165
Net amount reclassified to income	(15)	(5)	(50)	19

Net unrecognized gain on derivatives	148	74	70	184

	243	315	143	709

Comprehensive income	$1,057	$960	$2,237	$1,937

Comprehensive income attributable to:
Newmont stockholders	$779	$702	$1,607	$1,446
Noncontrolling interests	278	258	630	491

	$1,057	$960	$2,237	$1,937

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(dollars in millions, except per share, per ounce and per pound amounts)
NOTE 15 CHANGES IN EQUITY

	Nine Months Ended September 30,
	2010	2009
Common stock:
At beginning of period	$770	$709
Common stock offering	—	55
Stock based awards	4	2
Shares issued in exchange for exchangeable shares	4	2

At end of period	778	768

Additional paid-in capital:
At beginning of period	8,158	6,831
Common stock offering	—	1,178
Convertible debt issuance	—	46
Common stock dividends	—	(45)
Stock based awards	97	53
Shares issued in exchange for exchangeable shares	(4)	(3)
Sale of subsidiary shares to noncontrolling interests	9	—

At end of period	8,260	8,060

Accumulated other comprehensive income:
At beginning of period	626	(253)
Other comprehensive income	142	707

At end of period	768	454

Retained earnings:
At beginning of period	1,149	4
Net income attributable to Newmont stockholders	1,465	739
Common stock dividends	(172)	(102)

At end of period	2,442	641

Noncontrolling interests:
At beginning of period	1,910	1,370
Net income attributable to noncontrolling interests	629	489
Dividends paid to noncontrolling interests	(367)	(115)
Other comprehensive income	1	2
Sale of subsidiary shares to noncontrolling interests, net	98	—

At end of period	2,271	1,746

Total equity	$14,519	$11,669

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

	Fair Value at September 30, 2010
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$2,073	$2,073	$—	$—
Marketable equity securities:
Extractive industries	1,230	1,230	—	—
Other	7	7	—	—
Marketable debt securities:
Asset backed commercial paper	18	—	—	18
Corporate	8	8	—	—
Auction rate securities	5	—	—	5
Trade receivable from provisional copper and gold concentrate sales, net	403	403	—	—
Derivative instruments, net:
Foreign exchange forward contracts	237	—	237	—
Interest rate swap contracts	5	—	5	—
Diesel forward contracts	3	—	3	—

	$3,989	$3,721	$245	$23

Liabilities:
8 5/8% debentures ($222 hedged portion)	$232	$—	$232	$—
Boddington contingent consideration	83	—	—	83

	$315	$—	$232	$83

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
The table below sets forth a summary of changes in the fair value of the Company’s Level 3 financial assets and liabilities for the nine months ended September 30, 2010.

		Asset Backed		Boddington
	Auction Rate	Commercial		Contingent	Total
	Securities	Paper	Total Assets	Consideration	Liabilities
Balance at beginning of period	$5	$18	$23	$85	$85
Settlements	—	—	—	(2)	(2)

Balance at end of period	$5	$18	$23	$83	$83

At September 30, 2010, assets and liabilities classified within Level 3 of the fair value hierarchy represent 1% and 26%, respectively, of total assets and liabilities measured at fair value.

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(dollars in millions, except per share, per ounce and per pound amounts)
NOTE 17 DERIVATIVE INSTRUMENTS
The Company’s strategy is to provide shareholders with leverage to changes in gold and copper prices by selling its production at spot market prices. Consequently, the Company does not hedge its gold and copper sales. Newmont has and will continue to manage risks associated with commodity input costs, interest rates and foreign currencies using the derivative market. All of the cash flow and fair value derivative instruments were transacted for risk management purposes and qualify as hedging instruments. The maximum period over which hedged transactions are expected to occur is five years.
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
Foreign Currency Contracts
Newmont utilizes foreign currency contracts to reduce the variability of the US dollar amount of forecasted foreign currency expenditures caused by changes in exchange rates. Newmont hedges a portion of the Company’s A$, NZ$ and IDR denominated operating expenditures which results in a blended rate realized each period. The hedging instruments are fixed forward contracts with expiration dates ranging up to five years from the date of issue. The principal hedging objective is reduction in the volatility of realized period-on-period $/A$, $/NZ$ and IDR/$ rates, respectively.
Newmont had the following foreign currency derivative contracts outstanding at September 30, 2010:

	Expected Maturity Date
							Total/
	2010	2011	2012	2013	2014	2015	Average
A$ Fixed Forward Contracts:
$ (millions)	$215	$688	$395	$134	$77	$44	$1,553
Average rate ($/A$)	0.81	0.80	0.81	0.81	0.80	0.78	0.81
A$ notional (millions)	264	862	486	165	96	56	1,929
Expected hedge ratio	80%	63%	36%	12%	8%	6%	30%
NZ$ Fixed Forward Contracts:
$ (millions)	$12	$39	$10	$—	$—	$—	$61
Average rate ($/NZ$)	0.66	0.68	0.67	—	—	—	0.67
NZ$ notional (millions)	18	58	15	—	—	—	91
Expected hedge ratio	70%	50%	18%	—%	—%	—%	40%
IDR Fixed Forward Contracts:
$ (millions)	$2	$—	$—	$—	$—	$—	$2
Average rate (IDR/$)	10,062	—	—	—	—	—	10,062
IDR notional (millions)	20,123	—	—	—	—	—	20,123
Expected hedge ratio	18%	—%	—%	—%	—%	—%	18%

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
Newmont had the following diesel derivative contracts outstanding at September 30, 2010:

	Expected Maturity Date
				Total/
	2010	2011	2012	Average
Diesel Fixed Forward Contracts:
$ (millions)	$13	$39	$10	$62
Average rate ($/gallon)	2.10	2.25	2.38	2.24
Diesel gallons (millions)	6	17	4	27
Expected Nevada hedge ratio	63%	41%	13%	33%
Fair Value Hedges
Interest Rate Swap Contracts
At September 30, 2010, Newmont had $222 fixed to floating swap contracts designated as a hedge against its 8 5/8% debentures due 2011. The interest rate swap contracts assist in managing the Company’s mix of fixed and floating rate debt. Under the hedge contract terms, Newmont receives fixed-rate interest payments at 8.63% and pays floating-rate interest amounts based on periodic London Interbank Offered Rate (“LIBOR”) settings plus a spread, ranging from 2.60% to 7.63%. The interest rate swap contracts were designated as fair value hedges and changes in fair value have been recorded in income in each period, consistent with recording changes to the mark-to-market value of the underlying hedged liability in income.
Derivative Instrument Fair Values
Newmont had the following derivative instruments designated as hedges with fair values at September 30, 2010 and December 31, 2009:

	Fair Values of Derivative Instruments
	At September 30, 2010
	Other Current	Other Long-Term	Other Current	Other Long-Term
	Assets	Assets	Liabilities	Liabilities
Foreign currency exchange contracts:
A$ fixed forward contracts	$138	$95	$—	$—
NZ$ fixed forward contracts	3	1	—	—
Diesel fixed forward contracts	3	—	—	—
Interest rate swap contracts	5	—	—	—

Total derivative instruments (Note 21)	$149	$96	$—	$—

NEWMONT MINING CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(dollars in millions, except per share, per ounce and per pound amounts)

	Fair Values of Derivative Instruments
	At December 31, 2009
	Other Current	Other Long-Term	Other Current	Other Long-Term
	Assets	Assets	Liabilities	Liabilities
Foreign currency exchange contracts:
A$ fixed forward contracts	$78	$53	$—	$1
NZ$ fixed forward contracts	5	1	—	—
IDR fixed forward contracts	1	—	—	—
Diesel fixed forward contracts	5	1	—	—
Interest rate swap contracts	3	4	—	—

Total derivative instruments (Note 21)	$92	$59	$—	$1

The following tables show the location and amount of gains (losses) reported in the Company’s Condensed Consolidated Financial Statements related to the Company’s cash flow and fair value hedges and the gains (losses) recorded for the hedged item related to the fair value hedges.

	Foreign Currency		Diesel Forward		Treasury Rate Lock
	Exchange Contracts		Contracts		Contracts
	2010	2009	2010	2009	2010	2009
For the three months ended September 30,
Cash flow hedging relationships:
Gain (loss) recognized in other comprehensive income (effective portion)	$232	$102	$5	$(1)	$—	$11
Gain (loss) reclassified from Accumulated other comprehensive income into income (effective portion) (1)	18	2	1	(2)	—	—

For the nine months ended September 30,
Cash flow hedging relationships:
Gain (loss) recognized in other comprehensive income (effective portion)	$174	$220	$—	$3	$—	$11
Gain (loss) reclassified from Accumulated other comprehensive income into income (effective portion) (1)	63	(28)	3	(13)	—	—

(1)	The gain (loss) for the effective portion of foreign exchange and diesel cash flow hedges reclassified from Accumulated other comprehensive income is included in Costs applicable to sales.
The amount to be reclassified from Accumulated other comprehensive income, net of tax to income for derivative instruments during the next 12 months is a gain of approximately $103.

NEWMONT MINING CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(dollars in millions, except per share, per ounce and per pound amounts)

	Interest Rate		8 5/8% Debentures
	Swap Contracts		(Hedged Portion)
	2010	2009	2010	2009
For the three months ended September 30,
Fair value hedging relationships:
Gain (loss) recognized in income (effective portion) (1)	$1	$1	$2	$(1)
Gain (loss) recognized in income (ineffective portion) (2)	(1)	(1)	1	—

For the nine months ended September 30,
Fair value hedging relationships:
Gain (loss) recognized in income (effective portion) (1)	$4	$3	$4	$(2)
Gain (loss) recognized in income (ineffective portion) (2)	(3)	(2)	2	(3)

(1)	The gain (loss) recognized for the effective portion of fair value hedges and the underlying hedged debt is included in Interest expense, net.

(2)	The ineffective portion recognized for fair value hedges and the underlying hedged debt is included in Other income, net.
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
LME copper prices averaged $3.29 per pound during the three months ended September 30, 2010, compared with the Company’s recorded average provisional price of $3.41 per pound before mark-to-market gains and treatment and refining charges. LME copper prices averaged $3.26 per pound during the nine months ended September 30, 2010, compared with the Company’s recorded average provisional price of $3.31 per pound before mark-to-market gains and treatment and refining charges. The applicable forward copper price at the end of the third quarter was $3.65 per pound. During the three months ended September 30, 2010, changes in copper prices resulted in a provisional pricing mark-to-market gain of $78 ($0.49 per pound). During the nine months ended September 30, 2010, changes in copper prices resulted in a provisional pricing mark-to-market gain of $30 ($0.07 per pound). At September 30, 2010, Newmont had copper sales of 151 million pounds priced at an average of $3.65 per pound, subject to final pricing over the next several months.
The average London P.M. fix for gold was $1,222 per ounce during the three months ended September 30, 2010, compared with the Company’s recorded average provisional price of $1,227 per ounce before mark-to-market gains and treatment and refining charges. The average London P.M. fix for gold was $1,178 per ounce during the nine months ended September 30, 2010, equal to the Company’s recorded average provisional price per ounce before mark-to-market gains and treatment and refining charges. The applicable forward gold price at the end of the third quarter was $1,308 per ounce. During the three months ended September 30, 2010, changes in gold prices resulted in a provisional pricing mark-to-market gain of $5 ($3 per ounce). During the nine months ended September 30, 2010, changes in gold prices resulted in a provisional pricing mark-to-market gain of $27 ($6 per ounce). At September 30, 2010, Newmont had gold sales of 146,000 ounces priced at an average of $1,308 per ounce, subject to final pricing over the next several months.

NEWMONT MINING CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(dollars in millions, except per share, per ounce and per pound amounts)
NOTE 18 INVESTMENTS

	At September 30, 2010
	Cost/Equity	Unrealized		Fair/Equity
	Basis	Gain	Loss	Basis
Current:
Marketable Equity Securities:
Other	$15	$31	$—	$46

Long-term:
Marketable Debt Securities:
Asset backed commercial paper	$24	$—	$(6)	$18
Auction rate securities	7	—	(2)	5
Corporate	5	3	—	8

	36	3	(8)	31

Marketable Equity Securities:
Canadian Oil Sands Trust	298	463	—	761
Gabriel Resources Ltd.	75	218	—	293
Regis Resources	18	74	—	92
Shore Gold Inc.	5	8	—	13
Other	22	11	(1)	32

	418	774	(1)	1,191

Other investments, at cost	11	—	—	11

Investment in Affiliates:
La Zanja	45	—	—	45

	$510	$777	$(9)	$1,278

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

Included in Investments at September 30, 2010 and December 31, 2009 are $8 and $10, respectively, of long-term marketable debt securities and $7 and $5 of long-term marketable equity securities, respectively, that are legally pledged for purposes of settling asset retirement obligations related to the San Jose Reservoir at Yanacocha.
In March 2010, Regis Resources Ltd (“Regis”) issued an A$10 interest free convertible notes to Newmont which were repayable by December 31, 2012. On September 30, 2010 Newmont accepted the offer to terminate its equity participation right on all Regis tenements and in return for 9 million Regis shares upon conversion of the interest free convertible notes. This conversion resulted in a gain of approximately $5 and increased Newmont’s ownership in Regis from 13.46% to 15.31%.
The AGR Matthey Joint Venture (“AGR”), in which the Company held a 40% equity interest, was dissolved on March 30, 2010. The remaining interests were held by West Australian Mint (“WAM”) (40%) and Johnson Matthey Australia (“JMA”) (20%). The Company received consideration of $14 from the dissolution and recorded a gain of $6 during the first nine months of 2010.
During the first nine months of 2009, the Company recognized a charge of $6 for other-than-temporary declines in marketable equity securities.

NEWMONT MINING CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(dollars in millions, except per share, per ounce and per pound amounts)
The following tables present the gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by length of time that the individual securities have been in a continuous unrealized loss position:

	Less than 12 Months		12 Months or Greater		Total
		Unrealized		Unrealized		Unrealized
At September 30, 2010	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Asset backed commercial paper	$—	$—	$18	$6	$18	$6
Auction rate securities	—	—	5	2	5	2
Marketable equity securities	6	1	—	—	6	1

	$6	$1	$23	$8	$29	$9

	Less than 12 Months		12 Months or Greater		Total
		Unrealized		Unrealized		Unrealized
At December 31, 2009	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Asset backed commercial paper	$—	$—	$18	$6	$18	$6
Auction rate securities	—	—	5	2	5	2

	$—	$—	$23	$8	$23	$8

The unrealized loss of $9 and $8 at September 30, 2010 and December 31, 2009, respectively, relate to the Company’s investments in asset backed commercial paper, auction rate securities and marketable equity securities as listed in the tables above. While the fair values of these investments are below their respective cost, the Company views these declines as temporary. The Company intends to hold its investment in auction rate securities and asset backed commercial paper until maturity or such time that the market recovers and therefore considers these losses temporary.
NOTE 19 INVENTORIES

	At September 30,	At December 31,
	2010	2009
In-process	$82	$80
Concentrate	41	10
Precious metals	9	9
Materials, supplies and other	394	394

	$526	$493

During the first nine months of 2010 and 2009, the Company recorded write-downs of $4 and $5, respectively, to reduce the carrying value of materials and supplies inventories to net realizable value at Nevada and Batu Hijau. Inventory write-downs are classified as components of Costs applicable to sales.

NEWMONT MINING CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(dollars in millions, except per share, per ounce and per pound amounts)
NOTE 20 STOCKPILES AND ORE ON LEACH PADS

	At September 30,	At December 31,
	2010	2009
Current:
Stockpiles	$334	$206
Ore on leach pads	204	197

	$538	$403

Long-term:
Stockpiles	$1,335	$1,181
Ore on leach pads	387	321

	$1,722	$1,502

At September 30, 2010, stockpiles were primarily located at Batu Hijau ($857), Nevada ($324), Boddington ($196), Other Australia/New Zealand ($126) and Ahafo ($103), while ore on leach pads were primarily located at Yanacocha ($426) and Nevada ($157).
NOTE 21 OTHER ASSETS

	At September 30,	At December 31,
	2010	2009
Other current assets:
Refinery metal inventory and receivable (EGR)	$911	$671
Derivative instruments	149	92
Prepaid assets	84	70
Other	74	67

	$1,218	$900

Other long-term assets:
Goodwill	$188	$188
Income tax receivable	119	—
Derivative instruments	96	59
Intangible assets	92	29
Debt issuance costs	41	50
Restricted cash	24	70
Other receivables	16	16
Other	126	70

	$702	$482

NEWMONT MINING CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(dollars in millions, except per share, per ounce and per pound amounts)
NOTE 22 DEBT

	At September 30, 2010		At December 31, 2009
	Current	Non-Current	Current	Non-Current
Sale-leaseback of refractory ore treatment plant	$30	$134	$24	$164
8 5/8% debentures, net of discount (due 2011)	213	—	—	218
2012 convertible senior notes, net of discount	—	481	—	463
2014 convertible senior notes, net of discount	—	484	—	468
2017 convertible senior notes, net of discount	—	430	—	417
5 1/8% senior notes, net of discount (due 2019)	—	896	—	896
5 7/8% senior notes, net of discount (due 2035)	—	598	—	597
6 1/4% senior notes, net of discount (due 2039)	—	1,087	—	1,087
PTNNT project financing facility	—	—	87	133
Yanacocha credit facility	14	38	14	48
Yanacocha senior notes	16	80	8	92
Ahafo project facility	10	60	10	65
Other project financings and capital leases	6	1	14	4

	$289	$4,289	$157	$4,652

On February 23, 2010, PTNNT repaid the $220 remaining balance under the PTNNT project financing facility. As a result, the Company is no longer required to maintain letters of credit to secure 56.25% of the PTNNT project financing facility and PTNNT’s assets are no longer pledged as collateral.
Scheduled minimum debt repayments are $16 for the remainder of 2010, $285 in 2011, $582 in 2012, $72 in 2013, $550 in 2014 and $3,073 thereafter.

NEWMONT MINING CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(dollars in millions, except per share, per ounce and per pound amounts)
NOTE 23 OTHER LIABILITIES

	At September 30,	At December 31,
	2010	2009
Other current liabilities:
Refinery metal payable (EGR)	$911	$671
Accrued operating costs	203	131
Interest	99	72
Accrued capital expenditures	85	115
Royalties	53	58
Reclamation and remediation costs	47	54
Boddington contingent consideration	27	16
Taxes other than income and mining	93	73
Other	103	127

	$1,621	$1,317

Other long-term liabilities:
Boddington contingent consideration	$56	$69
Power supply agreements	43	—
Income and mining taxes	23	38
Other	47	67

	$169	$174

NOTE 24 NET CHANGE IN OPERATING ASSETS AND LIABILITIES
Net cash provided from operations attributable to the net change in operating assets and liabilities is composed of the following:

	Nine Months Ended September 30,
	2010	2009
Decrease (increase) in operating assets:
Trade and accounts receivable	$(63)	$200
Inventories, stockpiles and ore on leach pads	(297)	(249)
EGR refinery assets	(200)	(179)
Other assets	(50)	4
Increase (decrease) in operating liabilities:
Accounts payable and other accrued liabilities	(144)	53
EGR refinery liabilities	200	179
Reclamation liabilities	(32)	(35)

	$(586)	$(27)

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

	Three Months Ended September 30, 2010
					Newmont
	Newmont				Mining
	Mining	Newmont	Other		Corporation
Condensed Consolidating Statement of Income	Corporation	USA	Subsidiaries	Eliminations	Consolidated

Sales	$—	$1,860	$737	$—	$2,597

Costs and expenses
Costs applicable to sales (1)	—	579	330	(6)	903
Amortization	—	159	83	—	242
Reclamation and remediation	—	13	5	—	18
Exploration	—	41	26	—	67
Advanced projects, research and development	—	26	21	(1)	46
General and administrative	—	37	1	7	45
Other expense, net	—	41	9	—	50

	—	896	475	—	1,371

Other income (expense)
Other income, net	—	1	4	—	5
Interest income — intercompany	35	2	—	(37)	—
Interest expense — intercompany	(3)	—	(34)	37	—
Interest expense, net	(61)	(3)	(2)	—	(66)

	(29)	—	(32)	—	(61)

Income (loss) before income tax and other items	(29)	964	230	—	1,165
Income tax expense	(1)	(301)	(46)	—	(348)
Equity income (loss) of affiliates	567	1	79	(650)	(3)

Net income (loss)	537	664	263	(650)	814
Net loss (income) attributable to noncontrolling interests	—	(346)	25	44	(277)

Net income (loss) attributable to Newmont stockholders	$537	$318	$288	$(606)	$537

(1)	Exclusive of Amortization and Reclamation and remediation.

NEWMONT MINING CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(dollars in millions, except per share, per ounce and per pound amounts)

	Three Months Ended September 30, 2009
					Newmont
	Newmont				Mining
	Mining	Newmont	Other		Corporation
Condensed Consolidating Statement of Income	Corporation	USA	Subsidiaries	Eliminations	Consolidated

Sales	$—	$1,636	$413	$—	$2,049

Costs and expenses
Costs applicable to sales (1)	—	551	219	(5)	765
Amortization	—	146	54	(1)	199
Reclamation and remediation	—	7	3	—	10
Exploration	—	26	29	—	55
Advanced projects, research and development	—	11	17	(1)	27
General and administrative	—	31	1	7	39
Other expense, net	—	33	32	—	65

	—	805	355	—	1,160

Other income (expense)
Other income, net	(2)	(1)	28	—	25
Interest income — intercompany	17	1	3	(21)	—
Interest expense — intercompany	(2)	—	(19)	21	—
Interest expense, net	3	(12)	(1)	—	(10)

	16	(12)	11	—	15

Income before income tax and other items	16	819	69	—	904
Income tax benefit (expense)	11	(250)	(14)	—	(253)
Equity income (loss) of affiliates	361	(3)	48	(412)	(6)

Net income (loss)	388	566	103	(412)	645
Net loss (income) attributable to noncontrolling interests	—	(257)	(16)	16	(257)

Net income (loss) attributable to Newmont stockholders	$388	$309	$87	$(396)	$388

(1)	Exclusive of Amortization and Reclamation and remediation.

NEWMONT MINING CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(dollars in millions, except per share, per ounce and per pound amounts)

	Nine Months Ended September 30, 2010
					Newmont
	Newmont				Mining
	Mining	Newmont	Other		Corporation
Condensed Consolidating Statement of Income	Corporation	USA	Subsidiaries	Eliminations	Consolidated

Sales	$—	$4,862	$2,130	$—	$6,992

Costs and expenses
Costs applicable to sales (1)	—	1,655	998	(17)	2,636
Amortization	—	445	253	(1)	697
Reclamation and remediation	—	32	12	—	44
Exploration	—	97	66	—	163
Advanced projects, research and development	—	80	70	(1)	149
General and administrative	—	112	2	19	133
Other expense, net	—	156	44	—	200

	—	2,577	1,445	—	4,022

Other income (expense)
Other income, net	—	15	82	—	97
Interest income — intercompany	106	6	2	(114)	—
Interest expense — intercompany	(8)	—	(106)	114	—
Interest expense, net	(187)	(19)	(4)	—	(210)

	(89)	2	(26)	—	(113)

Income (loss) before income tax and other items	(89)	2,287	659	—	2,857
Income tax expense	149	(755)	(150)	—	(756)
Equity income (loss) of affiliates	1,405	2	209	(1,623)	(7)

Net income (loss)	1,465	1,534	718	(1,623)	2,094
Net loss (income) attributable to noncontrolling interests	—	(774)	20	125	(629)

Net income (loss) attributable to Newmont stockholders	$1,465	$760	$738	$(1,498)	$1,465

(1)	Exclusive of Amortization and Reclamation and remediation.

NEWMONT MINING CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(dollars in millions, except per share, per ounce and per pound amounts)

	Nine Months Ended September 30, 2009
					Newmont
	Newmont				Mining
	Mining	Newmont	Other		Corporation
Condensed Consolidating Statement of Income	Corporation	USA	Subsidiaries	Eliminations	Consolidated

Sales	$—	$3,991	$1,196	$—	$5,187

Costs and expenses
Costs applicable to sales (1)	—	1,587	630	(17)	2,200
Amortization	—	408	159	(1)	566
Reclamation and remediation	—	24	10	—	34
Exploration	—	74	73	—	147
Advanced projects, research and development	—	46	57	(3)	100
General and administrative	—	94	3	21	118
Other expense, net	8	117	125	—	250

	8	2,350	1,057	—	3,415

Other income (expense)
Other income, net	(12)	(1)	56	—	43
Interest income — intercompany	77	5	4	(86)	—
Interest expense — intercompany	(7)	—	(79)	86	—
Interest expense, net	(24)	(37)	(4)	—	(65)

	34	(33)	(23)	—	(22)

Income from continuing operations before income tax tax and other items	26	1,608	116	—	1,750
Income tax benefit (expense)	(2)	(493)	1	—	(494)
Equity income (loss) of affiliates	729	—	102	(845)	(14)

Income (loss) from continuing operations	753	1,115	219	(845)	1,242
Income (loss) from discontinued operations	(14)	(14)	—	14	(14)

Net income (loss)	739	1,101	219	(831)	1,228
Net loss (income) attributable to noncontrolling interests	—	(491)	(44)	46	(489)

Net income (loss) attributable to Newmont stockholders	$739	$610	$175	$(785)	$739

(1)	Exclusive of Amortization and Reclamation and remediation.

NEWMONT MINING CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(dollars in millions, except per share, per ounce and per pound amounts)

	Nine Months Ended September 30, 2010
					Newmont
	Newmont				Mining
	Mining	Newmont	Other		Corporation
Condensed Consolidating Statement of Cash Flows	Corporation	USA	Subsidiaries	Eliminations	Consolidated
Operating activities:
Net income (loss)	$1,465	$1,534	$718	$(1,623)	$2,094
Adjustments	(98)	496	(1,194)	1,623	827
Net change in operating assets and liabilities	(43)	(415)	(128)	—	(586)

Net cash provided from (used in) continuing operations	1,324	1,615	(604)	—	2,335
Net cash used in discontinued operations	—	(13)	—	—	(13)

Net cash provided from (used in) operations	1,324	1,602	(604)	—	2,322

Investing activities:
Additions to property, plant and mine development	—	(478)	(494)	—	(972)
Investment in marketable debt and equity securities	—	—	(9)	—	(9)
Acquisitions, net	—	—	(2)	—	(2)
Proceeds from sale of other assets	—	8	45	—	53
Other	—	—	(72)	—	(72)

Net cash used in investing activities	—	(470)	(532)	—	(1,002)

Financing activities:
Net repayments	—	(269)	(5)	—	(274)
Net intercompany borrowings (repayments)	(1,216)	(11)	1,325	(98)	—
Sale of subsidiary shares to noncontrolling interests	—	229	—	—	229
Acquisition of subsidiary shares from noncontrolling interests	—	—	(109)	—	(109)
Dividends paid to common stockholders	(172)	—	—	—	(172)
Dividends paid to noncontrolling interests	—	(458)	—	98	(360)
Proceeds from stock issuance, net	56	—	—	—	56
Change in restricted cash and other	—	47	(1)	—	46

Net cash provided from (used in) financing activities	(1,332)	(462)	1,210	—	(584)

Effect of exchange rate changes on cash	—	2	(2)	—	—

Net change in cash and cash equivalents	(8)	672	72	—	736
Cash and cash equivalents at beginning of period	8	3,067	140	—	3,215

Cash and cash equivalents at end of period	$—	$3,739	$212	$—	$3,951

NEWMONT MINING CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(dollars in millions, except per share, per ounce and per pound amounts)

	Nine Months Ended September 30, 2009
					Newmont
	Newmont				Mining
	Mining	Newmont	Other		Corporation
Condensed Consolidating Statement of Cash Flows	Corporation	USA	Subsidiaries	Eliminations	Consolidated
Operating activities:
Net income (loss)	$739	$1,101	$219	$(831)	$1,228
Adjustments	72	526	(684)	831	745
Net change in operating assets and liabilities	(58)	(11)	42	—	(27)

Net cash provided from (used in) continuing operations	753	1,616	(423)	—	1,946
Net cash provided from discontinued operations	—	3	—	—	3

Net cash provided from (used in) operations	753	1,619	(423)	—	1,949

Investing activities:
Additions to property, plant and mine development	—	(334)	(980)	—	(1,314)
Acquisitions, net	(8)	(11)	(747)	—	(766)
Proceeds from sale of other assets	—	2	1	—	3
Other	—	(1)	(10)	—	(11)

Net cash used in investing activities	(8)	(344)	(1,736)	—	(2,088)

Financing activities:
Net borrowings (repayments)	1,724	(32)	6	—	1,698
Net intercompany borrowings (repayments)	(3,565)	1,402	2,163	—	—
Dividends paid to common stockholders	(147)	—	—	—	(147)
Dividends paid to noncontrolling interests	—	(112)	(3)	—	(115)
Proceeds from stock issuance	1,248	—	—	—	1,248
Change in restricted cash and other	(5)	—	10	—	5

Net cash provided from (used in) financing activities of continuing operations	(745)	1,258	2,176	—	2,689
Net cash used in financing activities of discontinued operations	—	(2)	—	—	(2)

Net cash provided from (used in) financing activities	(745)	1,256	2,176	—	2,687

Effect of exchange rate changes on cash	—	—	39	—	39

Net change in cash and cash equivalents	—	2,531	56	—	2,587
Cash and cash equivalents at beginning of period	—	310	125	—	435

Cash and cash equivalents at end of period	$—	$2,841	$181	$—	$3,022

NEWMONT MINING CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(dollars in millions, except per share, per ounce and per pound amounts)

	At September 30, 2010
					Newmont
	Newmont				Mining
	Mining	Newmont	Other		Corporation
Condensed Consolidating Balance Sheet	Corporation	USA	Subsidiaries	Eliminations	Consolidated
Assets
Cash and cash equivalents	$—	$3,739	$212	$—	$3,951
Trade receivables	—	457	32	—	489
Accounts receivable	2,267	785	349	(3,308)	93
Investments	—	12	34	—	46
Inventories	—	313	213	—	526
Stockpiles and ore on leach pads	—	453	85	—	538
Deferred income tax assets	—	171	24	—	195
Other current assets	—	97	1,121	—	1,218

Current assets	2,267	6,027	2,070	(3,308)	7,056
Property, plant and mine development, net	—	5,200	7,350	(18)	12,532
Investments	—	27	1,251	—	1,278
Investments in subsidiaries	11,447	34	1,795	(13,276)	—
Stockpiles and ore on leach pads	—	1,383	339	—	1,722
Deferred income tax assets	117	905	64	—	1,086
Other long-term assets	2,548	448	570	(2,864)	702

Total assets	$16,379	$14,024	$13,439	$(19,466)	$24,376

Liabilities
Debt	$—	$279	$10	$—	$289
Accounts payable	33	1,374	2,289	(3,300)	396
Employee-related benefits	—	173	54	—	227
Income and mining taxes	—	254	11	—	265
Other current liabilities	85	310	3,196	(1,970)	1,621

Current liabilities	118	2,390	5,560	(5,270)	2,798
Debt	3,976	253	60	—	4,289
Reclamation and remediation liabilities	—	581	239	—	820
Deferred income tax liabilities	—	521	911	—	1,432
Employee-related benefits	4	284	61	—	349
Other long-term liabilities	355	55	2,641	(2,882)	169

Total liabilities	4,453	4,084	9,472	(8,152)	9,857

Equity
Preferred stock	—	—	61	(61)	—
Common stock	778	—	—	—	778
Additional paid-in capital	7,938	2,715	3,885	(6,278)	8,260
Accumulated other comprehensive income (loss)	768	(106)	863	(757)	768
Retained earnings (deficit)	2,442	4,561	(1,346)	(3,215)	2,442

Newmont stockholders’ equity	11,926	7,170	3,463	(10,311)	12,248
Noncontrolling interests	—	2,770	504	(1,003)	2,271

Total equity	11,926	9,940	3,967	(11,314)	14,519

Total liabilities and equity	$16,379	$14,024	$13,439	$(19,466)	$24,376

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
Estimated future reclamation costs are based principally on legal and regulatory requirements. At September 30, 2010 and December 31, 2009, $719 and $698, respectively, were accrued for reclamation costs relating to currently producing mineral properties in accordance with asset retirement obligation guidance. The current portions of $31 and $36 at September 30, 2010 and December 31, 2009, respectively, are included in Other current liabilities.
In addition, the Company is involved in several matters concerning environmental obligations associated with former mining activities. Generally, these matters concern developing and implementing remediation plans at the various sites involved. The Company believes that the related environmental obligations associated with these sites are similar in nature with respect to the development of remediation plans, their risk profile and the compliance required to meet general environmental standards. Based upon the Company’s best estimate of its liability for these matters, $148 and $161 were accrued for such obligations at September 30, 2010 and December 31, 2009, respectively. These amounts are included in Other current liabilities and Reclamation and remediation liabilities. Depending upon the ultimate resolution of these matters, the Company believes that it is reasonably possible that the liability for these matters could be as much as 159% greater or 3% lower than the amount accrued at September 30, 2010. The amounts accrued for these matters are reviewed periodically based upon facts and circumstances available at the time. Changes in estimates are recorded in Reclamation and remediation in the period estimates are revised.
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
In the court proceedings, St. Andrew alleged that in the 2006 Agreement it only agreed to assume royalty obligations equal to 0.013% of net smelter returns from operations on the Holt Property. Such an interpretation of the 2006 Agreement would make Newmont responsible for any royalties exceeding that amount payable to Royal Gold pursuant to the Barrick Royalty, which is a royalty determined by multiplying 0.00013 by the quarterly average gold price. On July 23, 2009, the Superior Court issued a decision finding in favor of St. Andrews’ interpretation. On August 21, 2009, Newmont Canada appealed the decision. If the Court of Appeals upholds the lower court ruling, Newmont will be liable for the sliding scale royalty, which would equal a 13% royalty at a quarterly average gold price of $1,000, minus a 0.013% of net smelter returns. There is no cap on the royalty at issue and it increases or decreases with the gold price, based upon the multiplication of 0.00013 by the quarterly average gold price. Newmont Canada intends to continue to vigorously defend this matter but cannot reasonably predict the outcome.

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
Additional lawsuits relating to the Choropampa incident were filed against Yanacocha in the local courts of Cajamarca, Peru, in May 2002 by over 900 Peruvian citizens. A significant number of the plaintiffs in these lawsuits entered into settlement agreements with Yanacocha prior to filing such claims. In April 2008, the Peruvian Supreme Court upheld the validity of these settlement agreements, which the Company expects to result in the dismissal of all claims brought by previously settled plaintiffs. Yanacocha has also entered into settlement agreements with approximately 350 additional plaintiffs. The claims asserted by approximately 200 plaintiffs remain. Neither the Company nor Yanacocha can reasonably estimate the ultimate loss relating to such claims.

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
An international arbitration panel (the “Panel”) was appointed to resolve these claims and other claims that had arisen in relation to divestment and a hearing was held in Jakarta in December 2008. On March 31, 2009, the Panel issued its final award and decision on the matter. In its decision, the Panel determined that PTNNT’s foreign shareholders had not complied with the divestiture procedure required by the Contract of Work in 2006 and 2007, but the Panel ruled that the Indonesian government was not entitled to immediately terminate the Contract of Work and rejected the Indonesian government’s claim for damages. The Panel granted PTNNT 180 days from the date of notification of the final award to effect transfer of the 2006 3% interest and the 2007 7% interest in PTNNT to the local governments or their respective nominees. The Panel also applied a 180-day cure period to the 2008 7% interest, requiring that PTNNT effect the offer of the 2008 7% interest to the Indonesian government or its nominee within such 180-day period, and ensure the transfer of such shares if, after agreement on the transfer price, the Indonesian government invoked its right of first refusal under the Contract of Work. On July 14, 2009, the Company reached agreement with the Indonesian government on the price of the 2008 7% interest and the 2009 7% interest. PTNNT effected the reoffer of the 2008 7% interest and the 2009 7% interest to the Indonesian government at this newly agreed price. In November and December 2009, sale agreements were concluded pursuant to which the 2006, 2007 and 2008 shares were transferred to PT Multi Daerah Bersaing (“PTMDB”), the nominee of the local governments, and the 2009 shares were transferred to PTMDB in February 2010, resulting in PTMDB owning a 24% interest in PTNNT. Although the Indonesian government has acknowledged that PTNNT is no longer in breach of the Contract of Work, future disputes may arise as to the final divestiture of the 2010 shares. It is uncertain who will acquire the 2010 divestiture shares, and the nature of our relationship with the new owners of the 2010 shares and any future owners of the divested shares remain uncertain.
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
Additionally, in February 2010, PTNNT was notified by the tax authorities of the Indonesian government, that PTNNT may be obligated to pay value added taxes on certain goods imported after the year 2000. PTNNT believes that pursuant to the terms of its Contract of Work, it is only required to pay value added taxes on these types of goods imported after February 28, 2010. The Company and PTNNT are working cooperatively with the applicable government authorities to resolve this matter.
PT Pukuafu Indah Litigation
In October 2009, PTPI filed a lawsuit in the Central Jakarta District Court against PTNNT and the Indonesian government seeking to cancel the March 2009 arbitration award pertaining to the manner in which divestiture of shares in PTNNT should proceed (refer to the discussion of PTNNT above for the arbitration results). On October 11, 2010, the District Court ruled in favor of PTNNT and the Indonesian government finding, among other things, that PTPI lacks standing to contest the validity of the arbitration award. PTPI has filed a notice of appeal of the court’s ruling.
Subsequent to its initial claim, PTPI filed three additional lawsuits, one of which was recently withdrawn, against Newmont Indonesia Limited (“NIL”) and Nusa Tenggara Mining Corporation (“NTMC”), a subsidiary of Sumitomo, in the South Jakarta District Court. Fundamentally, the cases all relate to PTPI’s contention that it owns, or has rights to own, the shares in PTNNT that NIL and NTMC have or will divest to fulfill the requirements of the PTNNT Contract of Work and the March 2009 arbitration award. PTPI also makes various other allegations, including alleged rights in or to NIL’s, NTMC’s or Sumitomo’s non-divestiture shares, and PTPI asserts claims for significant damages allegedly arising from NIL’s and NTMC’s unlawful acts in transferring the divestiture shares to a third party. In January 2010, PTPI also filed a lawsuit against PTNNT’s President Director, Mr. Martiono Hadianto, alleging wrongful acts associated with the arbitration, including failure to properly share information. Newmont, NIL, NTMC and PTNNT’s management believe that all of PTPI’s claims in these cases are without merit. Furthermore, in conjunction with Newmont’s provision of financing to PTPI in late 2009, PTPI signed a release agreement in which it and its shareholders committed to cease prosecution of the then-pending lawsuits and not to initiate new proceedings.
In August 2010, NIL and NVL USA Limited (“NVL”) commenced an arbitration against PTPI in the Singapore International Arbitration Centre, as provided in relevant agreements, seeking declarations that PTPI has violated the release agreement by failing to dismiss all such claims, that PTPI is in breach of the November 2009 loan facility and related agreements, and that NIL and NVL are entitled to damages arising from PTPI’s and its shareholders’ conduct.
On October 1, 2010, NIL and NVL requested, based upon the release agreement, that the arbitral tribunal issue an interim order requiring PTPI and its shareholders to discontinue the various Indonesian court proceedings and refrain from bringing additional lawsuits. On October 15, 2010, the tribunal issued an order granting NIL and NVL’s request. The order of the tribunal restrains PTPI and its agents from “proceeding with or continuing with or assisting or participating in the prosecution of the Indonesian [s]uits” and from commencing additional proceedings relating to the same subject matter as the Indonesian lawsuits. NIL and NVL are in the process of enforcing the interim award in Indonesian courts but it is not known the extent to which the Indonesian courts will enforce the order or whether PTPI and its shareholders will, in any event, abide by the order.
The Company intends to continue vigorously defending the PTPI lawsuits and pursuing its claims against PTPI in arbitration.
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

NEWMONT MINING CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(dollars in millions, except per share, per ounce and per pound amounts)
The Company has minimum royalty obligations on one of its producing mines in Nevada for the life of the mine. Amounts paid as a minimum royalty (where production royalties are less than the minimum obligation) in any year are recoverable in future years when the minimum royalty obligation is exceeded. Although the minimum royalty requirement may not be met in a particular year, the Company expects that over the mine life, gold production will be sufficient to meet the minimum royalty requirements. Minimum royalty payments payable are $40 in 2010, $28 in 2011 through 2014 and $278 thereafter.
As part of its ongoing business and operations, the Company and its affiliates are required to provide surety bonds, bank letters of credit and bank guarantees as financial support for various purposes, including environmental reclamation, exploration permitting, workers compensation programs and other general corporate purposes. At September 30, 2010 and December 31, 2009, there were $1,171 and $1,073, respectively, of outstanding letters of credit, surety bonds and bank guarantees. The surety bonds, letters of credit and bank guarantees reflect fair value as a condition of their underlying purpose and are subject to fees competitively determined in the market place. The obligations associated with these instruments are generally related to performance requirements that the Company addresses through its ongoing operations. As the specific requirements are met, the beneficiary of the associated instrument cancels and/or returns the instrument to the issuing entity. Certain of these instruments are associated with operating sites with long-lived assets and will remain outstanding until closure. Generally, bonding requirements associated with environmental regulation are becoming more restrictive. In addition, the surety markets for certain types of environmental bonding used by the Company have become increasingly constrained. The Company, however, believes it is in compliance with all applicable bonding obligations and will be able to satisfy future bonding requirements, through existing or alternative means, as they arise.
Newmont is from time to time involved in various legal proceedings related to its business. Except in the above-described proceedings, management does not believe that adverse decisions in any pending or threatened proceeding or that amounts that may be required to be paid by reason thereof will have a material adverse effect on the Company’s financial condition or results of operations.
NOTE 27 SUPPLEMENTARY DATA
Ratio of Earnings to Fixed Charges
The ratio of earnings to fixed charges for the nine months ended September 30, 2010 was 13.3. The ratio of earnings to fixed charges represents income before income tax expense, equity loss of affiliates and noncontrolling interests in subsidiaries, divided by interest expense. Interest expense includes amortization of capitalized interest and the portion of rent expense representative of interest. Interest expense does not include interest on income tax liabilities. The computation of the ratio of earnings to fixed charges can be found in Exhibit 12.1.
NOTE 28 SUBSEQUENT EVENTS
On October 27, 2010, Yanacocha repaid the $96 outstanding balance on its senior notes that had an original maturity date of July 2016. The senior notes were uncollateralized.

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
Newmont remains focused on progressing the development of our next generation of mining projects, including Conga in Peru, Akyem in Ghana and Hope Bay in Canada, as well as a series of satellite deposits in Nevada. Roughly 40% of our 2010 capital expenditures will be invested in these projects and the development of our pipeline, funded primarily from Net cash from continuing operations, as we continue to deliver solid leverage to the gold price. 2010 highlights are included in the table below and discussed further in Results of Consolidated Operations.

Selected Financial and Operating Results

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Sales	$2,597	$2,049	$6,992	$5,187
Income from continuing operations	$814	$645	$2,094	$1,242
Net income	$814	$645	$2,094	$1,228
Net income attributable to Newmont stockholders	$537	$388	$1,465	$739

Per common share, basic :
Income from continuing operations attributable to Newmont stockholders	$1.09	$0.79	$2.98	$1.54
Net income attributable to Newmont stockholders	$1.09	$0.79	$2.98	$1.52

Adjusted net income (1)	$534	$387	$1,319	$796
Adjusted net income per share (1)	$1.08	$0.79	$2.68	$1.64

Consolidated gold ounces (thousands)
Produced	1,689	1,702	4,862	4,720
Sold (2)	1,667	1,715	4,794	4,734

Consolidated copper pounds (millions)
Produced	156	142	463	337
Sold	158	141	434	342

Average price received, net:
Gold (per ounce)	$1,221	$964	$1,176	$930
Copper (per pound)	$3.67	$2.80	$3.17	$2.30

Costs applicable to sales:
Gold (per ounce)	$477	$404	$483	$419
Copper (per pound)	$0.73	$0.50	$0.76	$0.63

(1)	See “Non-GAAP Financial Measures” on page 59.

(2)	2010 results include 16 thousand incremental start-up ounces. 2009 results include nil and 1 thousand incremental start-up ounces for the three and nine months ended, respectively.
Consolidated Financial Results
Net income attributable to Newmont stockholders for the third quarter of 2010 was $537 ($1.09 per share) compared to $388 ($0.79 per share) for the third quarter of 2009. Results for the third quarter of 2010 compared to the third quarter of 2009 were impacted by higher realized gold and copper prices combined with higher copper sales volume, partially offset by increased costs applicable to sales, amortization and income taxes. Net income attributable to Newmont stockholders for the first nine months of 2010 was $1,465 ($2.98 per share) compared to $739 ($1.52 per share) for the first nine months of 2009. Results for the first nine months of 2010 compared to the first nine months of 2009 were impacted by higher realized gold and copper prices, higher sales volumes, a $127 tax benefit related to the conversion of non-U.S. entities for income tax purposes in the first quarter of 2010, a $42 gain from the sale of non-core assets in 2010 and $67 of Boddington acquisition expenses in 2009, partially offset by increased costs applicable to sales, amortization and income taxes.

Sales — gold, net for the third quarter of 2010 increased 22% compared to the third quarter of 2009 due to higher realized prices, slightly offset by decreased sales volume and an increase in treatment and refining charges. Sales - gold, net for the first nine months of 2010 increased 28% compared to the first nine months of 2009 due to higher realized prices and increased sales volume, slightly offset by an increase in treatment and refining charges. The following analysis summarizes the change in consolidated gold sales revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Consolidated gold sales:
Gross before provisional pricing	$2,028	$1,655	$5,632	$4,415
Provisional pricing mark-to-market gain	5	5	27	6

Gross after provisional pricing	2,033	1,660	5,659	4,421
Less: Treatment and refining charges	(17)	(7)	(40)	(20)

Net	$2,016	$1,653	$5,619	$4,401

Consolidated gold ounces sold (thousands):
Gross	1,667	1,715	4,794	4,734
Less: Incremental start-up sales	(16)	—	(16)	(1)

Net	1,651	1,715	4,778	4,733

Average realized gold price (per ounce):
Gross before provisional pricing	$1,229	$965	$1,179	$933
Provisional pricing mark-to-market gain	3	3	6	1

Gross after provisional pricing	1,232	968	1,185	934

Less: Treatment and refining charges	(11)	(4)	(9)	(4)

Net	$1,221	$964	$1,176	$930

The change in consolidated gold sales is due to:

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2010 vs. 2009	2010 vs. 2009
Change in consolidated ounces sold	$(62)	$42
Change in average realized gold price	435	1,196
Change in treatment and refining charges	(10)	(20)

	$363	$1,218

Sales — copper, net for the third quarter of 2010 increased 47% compared to the third quarter of 2009 due to higher realized prices and increased sales volume. Sales - copper, net for the first nine months of 2010 increased 75% compared to the first nine months of 2009 due to higher realized prices and increased sales volume. The following analysis summarizes the change in consolidated copper sales revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Consolidated copper sales:
Gross before provisional pricing	$539	$386	$1,433	$763
Provisional pricing mark-to-market gain	78	48	30	112

Gross after provisional pricing	617	434	1,463	875
Less: Treatment and refining charges	(36)	(38)	(90)	(89)

Net	$581	$396	$1,373	$786

Consolidated copper pounds sold (millions)	158	141	434	342

Average realized copper price (per pound):
Gross before provisional pricing	$3.41	$2.73	$3.31	$2.23
Provisional pricing mark-to-market gain	0.49	0.34	0.07	0.33

Gross after provisional pricing	3.90	3.07	3.38	2.56
Less: Treatment and refining charges	(0.23)	(0.27)	(0.21)	(0.26)

Net	$3.67	$2.80	$3.17	$2.30

The change in consolidated copper sales is due to:

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2010 vs. 2009	2010 vs. 2009
Change in consolidated pounds sold	$51	$234
Change in average realized copper price	132	354
Change in treatment and refining charges	2	(1)

	$185	$587

The following is a summary of consolidated gold and copper sales, net:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Gold
North America:
Nevada	$568	$481	$1,540	$1,321
La Herradura	52	23	149	75

	620	504	1,689	1,396

South America:
Yanacocha	436	535	1,321	1,451

Asia Pacific:
Boddington	181	—	582	—
Batu Hijau	260	201	595	358
Jundee	109	103	320	293
Kalgoorlie	125	91	343	223
Tanami	87	61	220	220
Waihi	30	27	90	78

	792	483	2,150	1,172

Africa:
Ahafo	168	131	459	382

	2,016	1,653	5,619	4,401

Copper
Asia Pacific:
Batu Hijau	543	396	1,256	786
Boddington	38	—	117	—

	581	396	1,373	786

	$2,597	$2,049	$6,992	$5,187

Costs applicable to sales increased in the third quarter of 2010 compared to the third quarter of 2009 and increased in the first nine months of 2010 compared to the first nine months of 2009, as detailed in the table below. The increase in Costs applicable to sales for gold is due to the addition of Boddington production as of November 2009, higher production at Batu Hijau and La Herradura and higher waste mining costs. The increase in Costs applicable to sales for copper is due to the addition of Boddington production and higher production and waste mining costs at Batu Hijau. For a complete discussion regarding variations in operations, see Results of Consolidated Operations below.
Amortization increased in the third quarter of 2010 compared to the third quarter of 2009 and increased in the first nine months of 2010 compared to the first nine months of 2009, as detailed in the table below. The increase in Amortization is due to the commencement of commercial production at Boddington in November 2009, higher production at Batu Hijau and La Herradura and higher capitalized mine development in Nevada. We now expect 2010 Amortization to be approximately $925 to $950 (previous guidance was $970 to $1,000).

The following is a summary of Costs applicable to sales and Amortization:

	Costs Applicable				Costs Applicable
	to Sales		Amortization		to Sales		Amortization
	Three Months Ended		Three Months Ended		Nine Months Ended		Nine Months Ended
	September 30,		September 30,		September 30,		September 30,
	2010	2009	2010	2009	2010	2009	2010	2009
Gold
North America:
Nevada	$267	$273	$68	$69	$776	$764	$194	$183
La Herradura	20	8	5	2	52	30	13	7

	287	281	73	71	828	794	207	190
South America:
Yanacocha	149	163	42	43	442	488	119	128
Asia Pacific:
Boddington	91	—	25	—	284	—	81	—
Batu Hijau	47	37	12	10	123	88	34	23
Jundee	34	33	7	12	104	103	25	33
Kalgoorlie	55	60	5	5	158	151	12	11
Tanami	49	45	11	10	139	146	32	32
Waihi	19	14	3	5	53	38	13	18

	295	189	63	42	861	526	197	117
Africa:
Ahafo	57	61	22	17	176	175	58	51

	788	694	200	173	2,307	1,983	581	486

Copper
Asia Pacific:
Batu Hijau	96	71	26	18	261	217	72	55
Boddington	19	—	5	—	68	—	18	—

	115	71	31	18	329	217	90	55

Other
Hope Bay	—	—	4	3	—	—	10	9
Asia Pacific	—	—	1	1	—	—	2	2
Corporate and other	—	—	6	4	—	—	14	14

	—	—	11	8	—	—	26	25

	$903	$765	$242	$199	$2,636	$2,200	$697	$566

Exploration expense increased $12 in the third quarter of 2010 compared to the third quarter of 2009 due to additional near mine expenditures in all regions, with the largest increase at Leeville/Turf in Nevada. Exploration expense increased $16 in the first nine months of 2010 compared to the first nine months of 2009 due to additional near mine expenditures in all regions. We continue to expect Exploration expense to be approximately $220 to $245 in 2010.
Advanced projects, research and development expense increased $19 in the third quarter of 2010 compared to the third quarter of 2009 and $49 in the first nine months of 2010 compared to the first nine months of 2009 due to additional expenditures for Hope Bay in Canada, Yanacocha sulfides, Chaquicocha underground and Grande Basin in South America, Subika underground at Ahafo and technical and project services, partially offset by a reduction of expenditures for Boddington as it achieved commercial production in November 2009.

The following is a summary of Advanced projects, research and development:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Major projects:
Hope Bay	$13	$2	$48	$18
Subika underground	4	—	6	1
Conga	2	1	5	2
Akyem	—	2	4	5
Boddington	—	11	—	24
Other projects:
Technical and project services	12	6	35	18
Corporate	4	3	25	10
South America growth	7	1	11	5
Nevada growth	2	1	8	13
Other	2	—	7	4

	$46	$27	$149	$100

We continue to expect Advanced projects, research and development expenses to be approximately $230 to $250 in 2010.
General and administrative expenses increased by $6 in the third quarter of 2010 compared to the third quarter of 2009 due to higher compensation, benefit and consulting costs. General and administrative expenses increased by $15 in the first nine months of 2010 compared to the first nine months of 2009 due to higher compensation and benefit costs. We expect 2010 General and administrative expenses to be approximately $180 to $190.
Other expense, net decreased by $15 in the third quarter of 2010 compared to the third quarter of 2009 due to lower costs at the Western Australia power plant. Other expense, net decreased by $50 in the first nine months of 2010 compared to the first nine months of 2009 due to Boddington acquisition costs and higher Western Australia power plant costs in 2009, partially offset by higher community development costs at Batu Hijau in 2010.
Other income, net decreased by $20 in the third quarter of 2010 compared to the third quarter of 2009 due to a weaker US$ and foreign currency translation losses (primarily Australia), partially offset by an increase in Canadian Oil Sands Trust income and income from Amoma incremental start-up production at Ahafo. Other income, net increased by $54 in the first nine months of 2010 compared to the first nine months of 2009 due to the sale of non-core assets and an increase in Canadian Oil Sands Trust income, partially offset by foreign currency translation losses.
Interest expense, net increased by $56 in the third quarter of 2010 compared to the third quarter of 2009 and increased by $145 in the first nine months of 2010 compared to the first nine months of 2009 due to interest related to the 2019 and 2039 senior notes issued during September 2009 and lower capitalized interest. Capitalized interest decreased by $39 in the third quarter of 2010 compared to the third quarter of 2009 and decreased by $74 in the first nine months of 2010 compared to the first nine months of 2009 due to achieving commercial production at Boddington in November 2009. We expect 2010 Interest expense, net to be approximately $270 to $290.
Income tax expense during the third quarter of 2010 was $348 resulting in an effective tax rate of 29.9%. Income tax expense during the third quarter of 2009 was $253 for an effective tax rate of 28.0%. The increase in the effective tax rate from 2009 to 2010 resulted from the change in the jurisdictional blend of our taxable income and the effect it has on the overall rate impact from percentage depletion and non-recurring discrete items in the prior quarter. Income tax expense during the first nine months of 2010 was $756 resulting in an effective tax rate of 26.5%. Income tax expense during the first nine months of 2009 was $494 for an effective tax rate of 28.2%. The decrease in the effective tax rate from 2009 to 2010 resulted from a tax benefit of $127 being recorded in the first quarter of 2010 from the conversion of non-US tax-paying entities to entities currently subject to U.S. income tax resulting in an increase in net deferred tax assets, partially offset by the change in the jurisdictional blend of the our taxable income and the effect it has on the overall rate impact from percentage depletion. The effective tax rates in the third quarter of 2010 and 2009 are different from the United States statutory rate of 35% primarily due to the above mentioned tax benefit in 2010, U.S. percentage depletion and the effect of different income tax rates in countries where earnings are indefinitely reinvested. For a complete discussion of the factors that influence our effective tax rate, see Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations in Newmont’s Annual Report on Form 10-K for the year ended December 31, 2009 filed February 25, 2010. We expect the 2010 full year tax rate to be approximately 26% to 28%, assuming an average gold price of $1,100 per ounce.

Net income attributable to noncontrolling interests increased to $277 in the third quarter of 2010 compared to $257 in the third quarter of 2009 as a result of increased earnings at Batu Hijau, partially offset by lower earnings at Yanacocha. Net income attributable to noncontrolling interests increased to $629 in the first nine months of 2010 compared to $489 in the first nine months of 2009 as a result of increased earnings at Batu Hijau, partially offset by lower earnings at Yanacocha.
The Income (loss) from discontinued operations of $(14) in 2009 related to the sale of the Kori Kollo operation in Bolivia in July 2009.
Results of Consolidated Operations

	Gold Ounces or
	Copper Pounds Produced		Costs Applicable to Sales(1)		Amortization
	2010	2009	2010	2009	2010	2009
Three Months Ended September 30,
Gold	(in thousands)		($ per ounce)		($ per ounce)
North America	495	510	$565	$532	$144	$136
South America(2)	355	543	420	294	118	78
Asia Pacific(2)	683	504	451	380	96	82
Africa	156	145	422	446	160	130

Total/Weighted-Average	1,689	1,702	$477	$404	$121	$101

Equity(3)(4)	1,408	1,326

Copper	(in millions)		($ per pound)		($ per pound)
Asia Pacific(2)	156	142	$0.73	$0.50	$0.20	$0.12
Equity	83	64

	Gold Ounces or
	Copper Pounds Produced		Costs Applicable to Sales(1)		Amortization
	2010	2009	2010	2009	2010	2009
Nine Months Ended September 30,
Gold	(in thousands)		($ per ounce)		($ per ounce)
North America	1,431	1,500	$579	$524	$145	$126
South America(2)	1,131	1,559	392	313	106	82
Asia Pacific(2)	1,892	1,252	469	422	107	93
Africa	408	409	456	424	151	125

Total/Weighted-Average	4,862	4,720	$483	$419	$122	$103

Equity(3)(4)	4,038	3,781

Copper	(in millions)		($ per pound)		($ per pound)
Asia Pacific(2)	463	337	$0.76	$0.63	$0.21	$0.16
Equity	253	152

(1)	Excludes Amortization and Reclamation and remediation.

(2)	Consolidated gold ounces or copper pounds produced includes noncontrolling interests’ share at Yanacocha and Batu Hijau.

(3)	Includes our equity share of Yanacocha and Batu Hijau gold ounces produced and, for the three and nine months ended in 2010, respectively, 5 thousand ounces from non-consolidated equity interests.

(4)	2009 results include 2 thousand and 32 thousand ounces from discontinued operations for the three and nine months ended, respectively.

Third quarter 2010 compared to 2009
Consolidated gold production decreased slightly as lower production in South America and North America was largely offset by higher production in Asia Pacific (primarily the start-up of Boddington) and Africa. Consolidated copper production increased 10% due to the start-up of Boddington in the second half of 2009.
Costs applicable to sales per consolidated gold ounce sold increased 18% due to higher waste mining and royalty costs, a stronger Australian dollar, the addition of higher cost production at Boddington and lower production in South America, partially offset by higher production in Africa. Costs applicable to sales per consolidated copper pound sold increased 46% due to higher waste mining costs at Batu Hijau and the addition of higher cost production from Boddington.
Amortization per consolidated gold ounce sold increased 20% due to the start-up of Boddington in the second half of 2009, lower production in South America and equipment additions in Africa.
First nine months 2010 compared to 2009
Consolidated gold production increased 3% due to higher production in Asia Pacific (primarily the start-up of Boddington), partially offset by lower production in South America and North America. Consolidated copper production increased 37% due to higher production at Batu Hijau combined with the start-up of Boddington in the second half of 2009.
Costs applicable to sales per consolidated gold ounce sold increased 15% due to higher waste mining and royalty costs, a stronger Australian dollar, the addition of higher cost production at Boddington and lower production in South America. Costs applicable to sales per consolidated copper pound sold increased 21% due to higher waste mining costs at Batu Hijau and the addition of higher cost production from Boddington.
Amortization per consolidated gold ounce sold increased 18% due to the start-up of Boddington in the second half of 2009, lower production in South America and North America and equipment additions in Africa.
Our 2010 guidance for consolidated gold production has narrowed to approximately 6.3 to 6.5 million ounces (from previous guidance of 6.3 to 6.8 million ounces) at a higher range of Costs applicable to sales per ounce of approximately $485 to $500 (from previous guidance of $460 to $480 per ounce). Our 2010 guidance for consolidated copper production has decreased to approximately 565 to 605 million pounds (from previous guidance of 610 to 670 million pounds) at unchanged guidance for Costs applicable to sales per pound of approximately $0.85 to $0.95.
North America Operations

	Gold Ounces Produced		Costs Applicable to Sales(1)		Amortization
	2010	2009	2010	2009	2010	2009
Three Months Ended September 30,	(in thousands)		($ per ounce)		($ per ounce)
Nevada	453	486	$575	$541	$146	$137
La Herradura (44% owned)	42	24	464	352	115	98

Total/Weighted-Average	495	510	$565	$532	$144	$136

	Gold Ounces Produced		Costs Applicable to Sales(1)		Amortization
	2010	2009	2010	2009	2010	2009
Nine Months Ended September 30,	(in thousands)		($ per ounce)		($ per ounce)
Nevada	1,306	1,421	$595	$532	$149	$127
La Herradura (44% owned)	125	79	415	381	106	93

Total/Weighted-Average	1,431	1,500	$579	$524	$145	$126

(1)	Excludes Amortization and Reclamation and remediation.
Third quarter 2010 compared to 2009
Nevada, USA. Gold production decreased 7% due to lower leach tons placed at Twin Creeks and Carlin, lower Gold Quarry ore feed to Mill 5 due to the slope failure which occurred in late 2009 and the completion of underground mining at Deep Post in 2009, partially offset by increased underground mining at Leeville. Costs applicable to sales per ounce increased 6% due to lower production, partially offset by higher silver and copper by-product credits. Amortization per ounce increased 7% due to lower production.

La Herradura, Mexico. Gold production increased 75% due to the commencement of production from the Soledad and Dipolos pits in January 2010. Costs applicable to sales per ounce increased 32% due to higher mining costs associated with waste removal from the two new pits. Amortization per ounce increased 17% due to the use of additional mining equipment and new leach pads.
First nine months 2010 compared to 2009
Nevada, USA. Gold production decreased 8% due to lower leach tons placed at Twin Creeks and Carlin, lower Gold Quarry ore feed to Mill 5 due to the slope failure which occurred in late 2009 and the completion of underground mining at Deep Post in 2009, partially offset by increased underground mining at Leeville. Mill throughput was also impacted by harder ore at Phoenix. Costs applicable to sales per ounce increased 12% due to lower production. Amortization per ounce increased 17% due to lower production and higher capitalized mine development.
La Herradura, Mexico. Gold production increased 58% due to the commencement of production from the Soledad and Dipolos pits in January 2010. Costs applicable to sales per ounce increased 9% due to higher mining costs associated with waste removal from the two new pits, partially offset by higher production. Amortization per ounce increased 14% due to the use of additional mining equipment and new leach pads.
We now expect gold production in North America of approximately 1.8 to 1.9 million ounces (previous guidance was 1.7 to 1.9 million ounces) at Costs applicable to sales per ounce of approximately $575 to $595 in 2010 (previous guidance was $575 to $615 per ounce).
South America Operations

	Gold Ounces Produced		Costs Applicable to Sales(1)		Amortization
	2010	2009	2010	2009	2010	2009
Three Months Ended September 30,	(in thousands)		($ per ounce)		($ per ounce)
Yanacocha (2)	355	543	$420	$294	$118	$78
Equity(3)	187	280

	Gold Ounces Produced		Costs Applicable to Sales(1)		Amortization
	2010	2009	2010	2009	2010	2009
Nine Months Ended September 30,	(in thousands)		($ per ounce)		($ per ounce)
Yanacocha (2)	1,131	1,559	$392	$313	$106	$82
Equity(3)	585	801

(1)	Excludes Amortization and Reclamation and remediation.

(2)	Consolidated gold production includes noncontrolling interests’ share.

(3)	Gold production attributable to Newmont after noncontrolling interests (51.35% of Yanacocha gold ounces produced and 5 thousand ounces from our 46.94% non-consolidated equity interest in La Zanja).
Third quarter 2010 compared to 2009
Yanacocha, Peru. Gold production decreased 35% due to mine sequencing resulting in lower leach tons placed, transitional ore stockpiling at La Quinua and lower mill grade and recovery. Costs applicable to sales per ounce increased 43% due to lower production, higher waste mining and higher diesel and royalty costs, partially offset by higher silver by-product credits. Amortization per ounce increased 51% due to lower production.
First nine months 2010 compared to 2009
Yanacocha, Peru. Gold production decreased 27% due to mine sequencing resulting in lower leach tons placed, transitional ore stockpiling and lower mill grade and recovery. Costs applicable to sales per ounce increased 25% due to lower production and higher waste mining and diesel costs, partially offset by higher silver by-product credits. Amortization per ounce increased 29% due to lower production.
We now expect consolidated gold production in South America of approximately 1.48 to 1.5 million ounces (previous guidance was 1.5 to 1.6 million ounces) at Costs applicable to sales per ounce of approximately $400 to $420 in 2010 (previous guidance was $360 to $400 per ounce).

Asia Pacific Operations

	Gold Ounces or
	Copper Pounds Produced		Costs Applicable to Sales(1)		Amortization
	2010	2009	2010	2009	2010	2009
Three Months Ended September 30,
Gold	(in thousands)		($ per ounce)		($ per ounce)
Boddington	180	4	$617	$—	$166	$—
Batu Hijau (2)(3)	219	208	211	178	56	44
Other
Jundee	87	103	381	329	88	119
Kalgoorlie (50% owned)	102	95	550	638	44	48
Tanami	69	64	707	684	155	157
Waihi	26	30	726	518	113	168

	284	292	552	526	91	109

Total/Weighted-Average	683	504	$451	$380	$96	$82

Equity(4)	570	389

Copper	(in millions)		($ per pound)		($ per pound)
Boddington	14	1	$1.81	$—	$0.52	$—
Batu Hijau(2)(3)	142	141	0.65	0.50	0.18	0.12

Total/Weighted-Average	156	142	$0.73	$0.50	$0.20	$0.12

Equity(4)	83	64

	Gold Ounces or
	Copper Pounds Produced		Costs Applicable to Sales(1)		Amortization
	2010	2009	2010	2009	2010	2009
Nine Months Ended September 30,
Gold	(in thousands)		($ per ounce)		($ per ounce)
Boddington	522	4	$577	$—	$164	$—
Batu Hijau (2)(3)	554	387	235	232	65	59
Other
Jundee	267	304	388	339	95	109
Kalgoorlie (50% owned)	288	241	543	630	40	45
Tanami	183	235	756	613	173	133
Waihi	78	81	681	457	163	217

	816	861	553	506	100	108

Total/Weighted-Average	1,892	1,252	$469	$422	$107	$93

Equity(4)	1,614	1,039

Copper	(in millions)		($ per pound)		($ per pound)
Boddington	43	1	$1.80	$—	$0.48	$—
Batu Hijau(2)(3)	420	336	0.66	0.63	0.18	0.16

Total/Weighted-Average	463	337	$0.76	$0.63	$0.21	$0.16

Equity(4)	253	152

(1)	Excludes Amortization and Reclamation and remediation.

(2)	Consolidated gold or copper production includes noncontrolling interests’ share.

(3)	Our economic interest in Batu Hijau was 45% during the first nine months of 2009. As a result of transactions with noncontrolling partners, our economic interest in Batu Hijau was 52.44% in the first quarter of 2010 and 48.50% in the second and third quarters of 2010. See Note 12 to the Condensed Consolidated Financial Statements for a discussion of the changes in our ownership and economic interest in Batu Hijau.

(4)	Gold and copper production attributable to Newmont after noncontrolling interests.

Boddington, Australia. Gold and copper production in the third quarter of 2010 was 180,000 ounces and 14 million pounds, respectively, as Boddington continues to ramp-up. Unplanned mill maintenance resulted in lower throughput and production for July and August, while higher mill grade resulted in higher gold and copper production in September. Compared to the second quarter of 2010, gold and copper production decreased by 2% and 12%, respectively. Costs applicable to sales were $617 per ounce ($487 per ounce on a by-product basis; see “Non-GAAP Financial Measures” on page 59) and $1.81 per pound, respectively, for the third quarter of 2010.
Gold and copper production in the first nine months of 2010 was 522,000 ounces and 43 million pounds, respectively. Costs applicable to sales were $577 per ounce ($478 per ounce on a by-product basis; see “Non-GAAP Financial Measures” on page 59) and $1.80 per pound, respectively. Amortization was $164 per ounce and $0.48 per pound, respectively.
Third quarter 2010 compared to 2009
Batu Hijau, Indonesia. Copper production increased slightly and gold production increased 5% due to higher mill throughput. Phase 5 mining and Phase 6 waste removal were delayed during the quarter due to abnormally high dry season rainfall, which restricted access to the bottom of the pit and resulted in processing a higher proportion of stockpiled ore. Costs applicable to sales increased 30% per pound and 19% per ounce due to higher waste mining costs, partially offset by higher production. Amortization increased 50% per pound and 27% per ounce due to mining a higher proportion of waste material and equipment additions.
Other Australia/New Zealand. Gold production decreased slightly due to lower mill grade at Jundee and Waihi, partially offset by higher mill grade and recovery at Kalgoorlie and Tanami. Costs applicable to sales per ounce increased 5% due to lower production and a stronger Australian dollar. Amortization per ounce decreased 17% due to higher production at Kalgoorlie and lower capitalized mine development at Jundee and Waihi.
First nine months 2010 compared to 2009
Batu Hijau, Indonesia. Copper and gold production increased 25% and 43%, respectively, due to higher mill throughput and grade as a result of mining deeper in the bottom of Phase 5 in 2010, partially offset by lower recovery. In the fourth quarter, the Company plans to suspend mining at the bottom of Phase 5 and begin processing ore from stockpiles as mining will be primarily for Phase 6 waste removal. The Company expects Phase 6 ore to become the primary ore feed commencing in 2014. Costs applicable to sales per pound and per ounce were slightly higher as higher waste mining costs were mostly offset by higher production. Amortization increased 13% per pound and 10% per ounce due to mining a higher proportion of waste material and equipment additions, partially offset by higher production.
Other Australia/New Zealand. Gold production decreased 5% due to lower tons mined, mill grade and throughput at Tanami and lower mill grade at Jundee, partially offset by higher mill grade, throughput and recovery at Kalgoorlie. Costs applicable to sales per ounce increased 9% due to lower production and a stronger Australian dollar. Amortization per ounce decreased 8% due to lower capitalized mine development at Jundee and Waihi.
Due to lower than expected production at Boddington and Batu Hijau and the stronger Australian dollar, we now expect 2010 consolidated gold production for Asia Pacific of approximately 2.4 to 2.6 million ounces (previous guidance was 2.6 to 2.8 million ounces) at Costs applicable to sales of approximately $475 to $500 per ounce (previous guidance was $440 to $480 per ounce). We also expect consolidated copper production for Asia Pacific of approximately 565 to 605 million pounds of copper (previous guidance was 610 to 670 million pounds) at Costs applicable to sales of approximately $0.85 to $0.95 per pound in 2010.

Africa Operations

	Gold Ounces Produced		Costs Applicable to Sales(1)		Amortization
	2010	2009	2010	2009	2010	2009
Three Months Ended September 30,	(in thousands)		($ per ounce)		($ per ounce)
Ahafo	156	145	$422	$446	$160	$130

	Gold Ounces Produced		Costs Applicable to Sales(1)		Amortization
	2010	2009	2010	2009	2010	2009
Nine Months Ended September 30,	(in thousands)		($ per ounce)		($ per ounce)
Ahafo	408	409	$456	$424	$151	$125

(1)	Excludes Amortization and Reclamation and remediation.
Third quarter 2010 compared to 2009
Ahafo, Ghana. Gold production increased 8% due to higher grade ore, partially offset by lower throughput. Costs applicable to sales per ounce decreased 5% due to higher production and increases in ore stockpiles, partially offset by higher diesel and royalty costs. Amortization per ounce increased 23% due to higher capitalized mine development and equipment additions.
First nine months 2010 compared to 2009
Ahafo, Ghana. Gold production was consistent with prior year while Costs applicable to sales per ounce increased 8% due to higher diesel and royalty costs. Amortization per ounce increased 21% due to higher capitalized mine development and equipment additions.
Due to higher than projected production in the first nine months of 2010, we now expect 2010 gold production at Ahafo of between 520,000 and 540,000 ounces (previous guidance was 500,000 to 530,000 ounces) at Costs applicable to sales between $430 and $470 per ounce (previous guidance was $475 to $515 per ounce).
Foreign Currency Exchange Rates
Our foreign operations sell gold and copper production based on U.S. dollar metal prices. Approximately 36% of our Costs applicable to sales were paid in local currencies during the third quarter and first nine months of 2010 compared to 22% during the third quarter and first nine months of 2009. The increase in the percentage of our Costs applicable to sales paid in local currencies is primarily due to the start-up of Boddington. Variations in the local currency exchange rates in relation to the U.S. dollar at our foreign mining operations increased consolidated Costs applicable to sales per ounce by approximately $4, net of hedging gains and losses, during the third quarter of 2010 as compared to the third quarter of 2009 and by approximately $14 during the first nine months of 2010 compared to the first nine months of 2009.

Liquidity and Capital Resources
Cash Provided from Operating Activities
Net cash provided from continuing operations increased 20% for the first nine months of 2010 to $2,335 from $1,946 for the first nine months of 2009 due to higher realized gold and copper prices and higher sales volumes, partially offset by net income taxes paid of $893 in 2010 compared to $53 in 2009.
Investing Activities
Net cash used in investing activities decreased to $1,002 during the first nine months of 2010 compared to $2,088 during the same period of 2009, due largely to the 2009 Boddington acquisition and completion of the Boddington construction in the fourth quarter of 2009. Additions to property, plant and mine development were as follows:

	Nine Months Ended September 30,
	2010	2009
North America:
Nevada	$200	$154
Hope Bay	88	4
La Herradura	33	34

	321	192

South America:
Yanacocha	109	78
Conga	86	16

	195	94

Asia Pacific:
Boddington	106	961
Jundee	30	21
Tanami	59	42
Kalgoorlie	14	6
Waihi	8	6
Batu Hijau	48	30
Other	11	2

	276	1,068

Africa:
Ahafo	80	42
Akyem	49	4

	129	46

Corporate and Other	23	12

Accrual basis	944	1,412
Decrease (increase) in accrued capital expenditures	28	(98)

Cash basis	$972	$1,314

Capital expenditures in North America are primarily related to infrastructure at the Hope Bay project in Canada, development at the Turf/Leeville underground project in Nevada, and sustaining mine development. Capital expenditures in South America are primarily related to the Conga project and leach pad development at Yanacocha. The majority of capital expenditures in Asia Pacific are for surface and underground development, mining equipment, tailings facility construction and infrastructure improvements. Capital expenditures in Africa are primarily related to the development of Akyem and the Amoma pit, tailings dam construction and infrastructure improvements at Ahafo. We now expect 2010 capital expenditures to be approximately $1,300 to $1,500 (from $1,400 to $1,600).

Capital expenditures in North America during the first nine months of 2009 were primarily related to surface and underground mine development at Nevada. Capital expenditures in South America primarily related to the Conga project and dewatering, equipment purchases and leach pad development at Yanacocha. The majority of capital expenditures in Asia Pacific were for the Boddington project, (which includes 100% ownership for 2009) with other capital expenditures for mine development in Australia and equipment purchases at Batu Hijau. Capital expenditures in Africa primarily related to mine and infrastructure development at Ahafo.
Acquisitions, net. During the first nine months of 2009 we paid $741 (net of $1 cash acquired) and paid $14 in acquisition costs to acquire the remaining 33.33% interest in Boddington. Consideration also included $240 paid in cash in December 2009 and a contingent royalty capped at $100, equal to 50% of the average realized operating margin (Revenue less Costs applicable to sales on a by-product basis), if any, exceeding $600 per ounce, payable on one-third of gold sales from Boddington. The first $2 contingent consideration payment was paid in the third quarter of 2010. Additionally, we paid $11 for a mining property near the La Herradura, Mexico operation in the first nine months of 2009.
Proceeds from sale of other assets. During the first nine months of 2010 we received $13 from the sale of our 40% interest in AGR Matthey Joint Venture (“AGR”) and $5 for the sale of an exploration property in Armenia. We also received $34 from the sale of other assets including non-core assets held at Tanami.
Financing Activities
Net cash provided from (used in) financing activities of continuing operations was $(584) and $2,689 during the first nine months of 2010 and 2009, respectively.
Proceeds from and repayment of debt, net. During the first nine months of 2010, we repaid $274 of debt, including pre-payment of the $220 remaining under the PTNNT project financing facility, scheduled debt repayments of $24 related to the sale-leaseback of the refractory ore treatment plant (classified as a capital lease) and $30 on other credit facilities and capital leases. At September 30, 2010, $441 of the $2,000 revolving credit facility is currently used to secure the issuance of letters of credit, primarily supporting reclamation obligations (see “Off-Balance Sheet Arrangements” below).
During the first nine months of 2009, we received proceeds from debt of $4,302, including $1,756 under our revolving credit facility, $1,082 net proceeds from the issuance of senior notes due in 2039, $896 net proceeds from the issuance of senior notes due in 2019, $504 net proceeds from the issuance of convertible senior notes due in 2012 and $64 million from other credit facilities. In addition, we repaid $2,604 of debt, including $2,513 under the revolving credit facility, $43 million for the Batu Hijau project financing facility, $24 related to the sale-leaseback of the refractory ore treatment plant (classified as a capital lease) and $24 on other credit facilities and capital leases.
Scheduled minimum debt repayments are $16 for the remainder of 2010, $285 in 2011, $582 in 2012, $72 in 2013, $550 in 2014, and $3,073 thereafter. We expect to be able to fund maturities of debt from Net cash provided by operating activities, short-term investments, existing cash balances and available credit facilities.
At September 30, 2010, we were in compliance with all required debt covenants and other restrictions related to debt agreements.
Sale of subsidiary shares to noncontrolling interests. In March 2010, Nusa Tenggara Partnership (“NTP”) completed the sale of 7% of shares in PTNNT to a third party buyer. This transaction reduced our direct ownership interest in PTNNT to 31.5%. Cash proceeds from the sale were $229, with our 56.25% share being $129 and the balance of $100 was paid to our NTP partner.
Acquisition of subsidiary shares from noncontrolling interests. On June 25, 2010, P.T. Pukuafu Indah (“PTPI”), an unrelated noncontrolling partner of PTNNT, completed the sale of an approximately 2.2% interest in PTNNT to PT Indonesia Masbaga Investama (“PTIMI”). To enable the transaction to proceed, we released our rights to the dividends payable on this 2.2% interest and released our security interest in the associated shares. We further agreed to advance certain funds to PTIMI to enable it to purchase the interest in exchange for an assignment by PTIMI to us of the dividends payable on the 2.2% interest (net of withholding tax), a pledge of the shares as security for the loan, and certain voting rights and obligations. The funds that we advanced to PTIMI and which it paid to PTPI for the shares were used by PTPI to reduce its outstanding loan balance with us. Upon completion of this transaction, PTPI requested and was allowed to make additional draw-downs under our agreement with PTPI. Our economic interest in PTPI’s and PTIMI’s combined 20% interest in PTNNT remains at 17% and has not changed as a result of these transactions.

On December 22, 2009, we entered into a transaction with PTPI whereby we agreed to advance certain funds to PTPI in exchange for a pledge of the noncontrolling partner’s 20% share of PTNNT dividends, net of withholding tax, certain voting rights and obligations, and a commitment from PTPI to support the application of our standards to the operation of the Batu Hijau mine. As a result, our effective economic interest in PTNNT increased by 17%. In connection with the above transaction, we advanced additional funds to PTPI during the first nine months of 2010.
Dividends paid to common stockholders. We declared regular quarterly dividends totaling $0.35 and $0.30 per common share for the nine months ended September 30, 2010 and September 30, 2009, respectively. Additionally, Newmont Mining Corporation of Canada Limited, a subsidiary of the Company, declared regular quarterly dividends on its exchangeable shares totaling C$0.3612 per share through September 30, 2010 and C$0.3559 through September 30, 2009. We paid dividends of $172 and $147 to common stockholders in the first nine months of 2010 and 2009, respectively.
Dividends paid to noncontrolling interest. We paid dividends of $360 and $115 to noncontrolling interests during the first nine months of 2010 and 2009, respectively. The dividends paid during the first nine months of 2010 included $100 for our NTP partner’s share of the sale of the 7% interest in Batu Hijau and $258 for our partners’ share of $576 in PTNNT dividends declared to date.
Proceeds from stock issuance. We received proceeds of $56 and $1,248 during the first nine months of 2010 and 2009, respectively, from the issuance of common stock. In February 2009 we completed a public offering of 34,500,000 shares of common stock at $37.00 per share, for net proceeds of $1,236.
Discontinued Operations
Net operating cash provided from (used in) discontinued operations was $(13) and $3 in the first nine months of 2010 and 2009, respectively, related to the Kori Kollo operation in Bolivia, sold in 2009.
Net cash used in financing activities of discontinued operations was $2 in the first nine months of 2009 for repayment of debt at Kori Kollo.
Off-Balance Sheet Arrangements
We have the following off-balance sheet arrangements: operating leases (as discussed in Note 30 to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2009, filed on February 25, 2010), $1,171 of outstanding letters of credit, surety bonds and bank guarantees (see Note 26 to the Condensed Consolidated Financial Statements) and sales agreements to sell copper and gold concentrates at market prices as follows (in thousands of tons):

	2010	2011	2012	2013	2014	Thereafter
Batu Hijau	156	420	440	430	518	—
Boddington	180	248	248	243	254	904
Nevada	50	46	—	—	—	—

	386	714	688	673	772	904

Environmental
Our mining and exploration activities are subject to various federal and state laws and regulations governing the protection of the environment. These laws and regulations are continually changing and are generally becoming more restrictive. We conduct our operations so as to protect the public health and environment and believe our operations are in compliance with applicable laws and regulations in all material respects. We have made, and expect to make in the future, expenditures to comply with such laws and regulations, but cannot predict the full amount of such future expenditures. Estimated future reclamation costs are based principally on legal and regulatory requirements. At September 30, 2010 and December 31, 2009, $719 and $698, respectively, were accrued for reclamation costs relating to currently producing mineral properties.

In addition, we are involved in several matters concerning environmental obligations associated with former mining activities. Generally, these matters concern developing and implementing remediation plans at the various sites involved. We believe that the related environmental obligations associated with these sites are similar in nature with respect to the development of remediation plans, their risk profile and the compliance required to meet general environmental standards. Based upon our best estimate of our liability for these matters, $148 and $161 were accrued for such obligations at September 30, 2010 and December 31, 2009, respectively. Depending upon the ultimate resolution of these matters, we believe that it is reasonably possible that the liability for these matters could be as much as 159% greater or 3% lower than the amount accrued at September 30, 2010. The amounts accrued for these matters are reviewed periodically based upon facts and circumstances available at the time. Changes in estimates are charged to Reclamation and remediation in the period estimates are revised.
For more information on the Company’s reclamation and remediation liabilities, see Notes 4 and 26 to the Consolidated Financial Statements.
During the first nine months of 2010 and 2009, capital expenditures were approximately $54 and $118, respectively, to comply with environmental regulations. Ongoing costs to comply with environmental regulations have not been a significant component of operating costs.
Newmont spent $15, during the first nine months of 2010 and 2009, respectively, for environmental obligations related to the former, primarily historic, mining activities discussed in Note 4 to the Consolidated Financial Statements.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net income attributable to Newmont stockholders	$537	$388	$1,465	$739

Income tax benefit from internal restructuring	—	—	(127)	—
Net gain on asset sales	(3)	(2)	(35)	(2)
PTNNT community contribution	—	—	13	—
Impairment of assets	—	1	3	6
Boddington acquisition costs	—	—	—	44
Discontinued operations loss	—	—	—	9

Adjusted net income	$534	$387	$1,319	$796

Adjusted net income per share(1)	$1.08	$0.79	$2.68	$1.64

(1)	Calculated using weighted average number of shares outstanding, basic.

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

	Three Months Ended	Nine Months Ended
	September 30, 2010	September 30, 2010
Co-product costs applicable to sales — gold	$91	$284
Less copper margin:
Sales — copper	38	117
Costs applicable to sales — copper	(19)	(68)

	19	49

By-product costs applicable to sales — gold	$72	$235

Costs applicable to sales — gold ($ per ounce)
Co-product	$617	$577
By-product	$487	$478

Gold ounces sold (in thousands)	148	492
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
Hedging
Our strategy is to provide shareholders with leverage to changes in gold and copper prices by selling our production at spot market prices. Consequently, we do not hedge our gold and copper sales. We have and will continue to manage risks associated with commodity input costs, interest rates and foreign currencies using the derivative market.
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
Cash Flow Hedges
We utilize foreign currency contracts to reduce the variability of the US dollar amount of forecasted foreign currency expenditures caused by changes in exchange rates. We hedge a portion of our A$, NZ$ and IDR denominated operating expenditures which results in a blended rate realized each period. The hedging instruments are fixed forward contracts with expiration dates ranging up to five years from the date of issue. The principal hedging objective is reduction in the volatility of realized period-on-period $/A$, $/NZ$ and IDR/$ rates, respectively. We use diesel contracts to reduce the variability of our operating cost exposure related to diesel prices of fuel consumed at our Nevada operations. All of the currency and diesel contracts have been designated as cash flow hedges of future expenditures, and as such, changes in the market value have been recorded in Accumulated other comprehensive income. Gains and losses from hedge ineffectiveness are recognized in current earnings.

Foreign Currency Exchange Risk
We had the following derivative instruments designated as hedges with fair values at September 30, 2010 and December 31, 2009:

	Expected Maturity Date							Fair Value, Net
							Total	At September 30,	At December 31,
	2010	2011	2012	2013	2014	2015	Average	2010	2009
A$ Fixed Forward Contracts:
$ (millions)	$215	$688	$395	$134	$77	$44	$1,553	$233	$130
Average rate ($/A$)	0.81	0.80	0.81	0.81	0.80	0.78	0.81
A$ notional (millions)	264	862	486	165	96	56	1,929
Expected hedge ratio	80%	63%	36%	12%	8%	6%	30%
NZ$ Fixed Forward Contracts:
$ (millions)	$12	$39	$10	$—	$—	$—	$61	$4	$6
Average rate ($/NZ$)	0.66	0.68	0.67	—	—	—	0.67
NZ$ notional (millions)	18	58	15	—	—	—	91
Expected hedge ratio	70%	50%	18%	—	—	—	40%
IDR Fixed Forward Contracts:
$ (millions)	$2	$—	$—	$—	$—	$—	$2	$—	$1
Average rate (IDR/$)	10,062	—	—	—	—	—	10,062
IDR notional (millions)	20,123	—	—	—	—	—	20,123
Expected hedge ratio	18%	—	—	—	—	—	18%
Diesel Price Risk
We had the following diesel derivative contracts with fair values at September 30, 2010 and December 31, 2009:

	Expected Maturity Date				Fair Value, Net
				Total	At September 30,	At December 31,
	2010	2011	2012	Average	2010	2009
Diesel Fixed Forward Contracts:
$ (millions)	$13	$39	$10	$62	$3	$6
Average rate ($/gallon)	2.10	2.25	2.38	2.24
Diesel gallons (millions)	6	17	4	27
Expected Nevada hedge ratio	63%	41%	13%	33%
Fair Value Hedges
Interest Rate Risk
At September 30, 2010, we had $222 fixed to floating swap contracts designated as a hedge against our 8 5/8% debentures due 2011. The interest rate swap contracts assist in managing our mix of fixed and floating rate debt. Under the hedge contract terms, we receive fixed-rate interest payments at 8.63% and pay floating-rate interest amounts based on periodic London Interbank Offered Rate (“LIBOR”) settings plus a spread, ranging from 2.60% to 7.63%. The interest rate swap contracts were designated as fair value hedges and changes in fair value have been recorded in income in each period, consistent with recording changes to the mark-to-market value of the underlying hedged liability in income. The fair value of the interest rate swaps was $5 and $7 at September 30, 2010 and December 31, 2009, respectively.

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
LME copper prices averaged $3.29 per pound during the three months ended September 30, 2010, compared with our recorded average provisional price of $3.41 per pound before mark-to-market gains and treatment and refining charges. LME copper prices averaged $3.26 per pound during the nine months ended September 30, 2010, compared with our recorded average provisional price of $3.31 per pound before mark-to-market gains and treatment and refining charges. The applicable forward copper price at the end of the third quarter was $3.65 per pound. During the three months ended September 30, 2010, changes in copper prices resulted in a provisional pricing mark-to-market gain of $78 ($0.49 per pound). During the nine months ended September 30, 2010, changes in copper prices resulted in a provisional pricing mark-to-market gain of $30 ($0.07 per pound). At September 30, 2010, we had copper sales of 151 million pounds priced at an average of $3.65 per pound, subject to final pricing over the next several months. Each $0.10 change in the price for provisionally priced sales would have an approximate $5 effect on our Net income attributable to Newmont stockholders. The LME closing settlement price at September 30, 2010 for copper was $3.65 per pound.
The average London P.M. fix for gold was $1,222 per ounce during the three months ended September 30, 2010, compared with our recorded average provisional price of $1,227 per ounce before mark-to-market gains and treatment and refining charges. The average London P.M. fix for gold was $1,178 per ounce during the nine months ended September 30, 2010, equal to our recorded average provisional price per ounce before mark-to-market gains and treatment and refining charges. The applicable forward gold price at the end of the third quarter was $1,308 per ounce. During the three months ended September 30, 2010, changes in gold prices resulted in a provisional pricing mark-to-market gain of $5 ($3 per ounce). During the nine months ended September 30, 2010, changes in gold prices resulted in a provisional pricing mark-to-market gain of $27 ($6 per ounce). At September 30, 2010, we had gold sales of 146,000 ounces priced at an average of $1,308 per ounce, subject to final pricing over the next several months. Each $10 change in the price for provisionally priced gold sales would have an approximate $1 effect on our Net income attributable to Newmont stockholders. The London P.M closing settlement price at September 30, 2010 for gold was $1,308 per ounce.

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

ITEM 2.	ISSUER PURCHASES OF EQUITY SECURITIES.

			(c)	(d)
	(a)	(b)	Total Number of	Maximum Number (or
	Total	Average	Shares Purchased	Approximate Dollar Value)
	Number of	Price	as Part of Publicly	of Shares that may yet be
	Shares	Paid Per	Announced Plans	Purchased under the
Period	Purchased	Share	or Programs	Plans or Programs
July 1, 2010 through July 31, 2010	—	—	—	N/A
August 1, 2010 through August 31, 2010	—	—	—	N/A
September 1, 2010 through September 30, 2010	—	—	—	N/A

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.
None.

ITEM 5.	OTHER INFORMATION.
Mine and Health Administration Safety Disclosures
At Newmont, safety is a core value and we strive for superior performance. Our health and safety management system, which includes detailed standards and procedures for safe production, addresses topics such as employee training, risk management, workplace inspection, emergency response, accident investigation and program auditing. In addition to strong leadership and involvement from all levels of the organization, these programs and procedures form the cornerstone of safety at Newmont, helping to ensure that employees are provided a superior safe and healthy environment and providing a means to reduce workplace accidents, incidents and losses, comply with all mining-related regulations and provide support for both regulators and the industry to improve mine safety.
In addition, we have an established “Rapid Response” process to mitigate and prevent the escalation of adverse consequences in the event that existing risk management controls fail, particularly in the event of an incident that may have the potential to seriously impact the safety of employees, the community or the environment. This process (i) provides appropriate support to an affected site to complement their technical response to an incident, (ii) minimizes the impact by considering the environmental, strategic, legal, financial and public image aspects of the incident, (iii) ensures communications are being carried out in accordance with legal and ethical requirements, and (iv) identifies actions that need to be taken on a broader scale than can be predicted by those involved in overcoming the immediate hazards.
The operation of our mines is subject to regulation by the Federal Mine Safety and Health Administration (“MSHA”) under the Federal Mine Safety and Health Act of 1977 (the “Mine Act”). MSHA inspects our mines on a regular basis and issues various citations and orders when it believes a violation has occurred under the Mine Act. Following passage of The Mine Improvement and New Emergency Response Act of 2006, MSHA significantly increased the numbers of citations and orders charged against mining operations. The dollar penalties assessed for citations issued has also generally increased in recent years.

The following disclosures are provided pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Act”) made law in July 2010, which requires certain disclosures by companies required to file periodic reports under the Securities Exchange Act of 1934, as amended, that operate mines regulated under the Mine Act. Under the Act, the SEC is authorized to issue rules and regulations to carry out the purposes of these provisions, but has not done so as of the date of this quarterly report. While we believe the following disclosures meet the requirements of the Act, it is possible that any rule-making by the SEC will require disclosures to be presented in a form that differs from this presentation. The disclosures reflect our U.S. mining operations only as the requirements of the Act do not apply to our mines operated outside the U.S.
Mine Safety Information. Whenever MSHA believes a violation of the Mine Act, any health or safety standard or any regulation has occurred, it may issue a citation which describes the alleged violation and fixes a time within which the operator (e.g. our subsidiary, Newmont USA Limited) must abate the alleged violation. In some situations, such as when MSHA believes that conditions pose a hazard to miners, MSHA may issue an order removing miners from the area of the mine affected by the condition until the alleged hazards are corrected. When MSHA issues a citation or order, it generally proposes a civil penalty, or fine, as a result of the alleged violation, that the operator is ordered to pay. Citations and orders can be contested and appealed, and as part of that process, are often reduced in severity and amount, and are sometimes dismissed. The number of citations, orders and proposed assessments vary depending on the size and type (underground or surface) of the mine as well as by the MSHA inspector(s) assigned.
The following table reflects citations and orders issued to us by MSHA during the three months ended September 30, 2010 and pending legal actions before the Federal Mine Safety and Health Review Commission (the “Commission”) as of September 30, 2010. The proposed assessments for the three months ended September 30, 2010 were taken from the MSHA data retrieval system as of October 14, 2010.
Additional information about the Act and MSHA references used in the table follows.
•	Section 104 Citations: Citations received from MSHA under section 104 of the Mine Act, which includes citations for health or safety standards that could significantly and substantially contribute to a serious injury if left unabated.

•	Section 104(b) Orders: Orders issued by MSHA under section 104(b) of the Mine Act, which represents a failure to abate a citation under section 104(a) within the period of time prescribed by MSHA. This results in an order of immediate withdrawal from the area of the mine affected by the condition until MSHA determines that the violation has been abated.

•	Section 104(d) Citations and Orders: Citations and orders issued by MSHA under section 104(d) of the Mine Act for unwarrantable failure to comply with mandatory health or safety standards.

•	Section 110(b)(2) Violations: Flagrant violations issued by MSHA under section 110(b)(2) of the Mine Act.

•	Section 107(a) Orders: Orders issued by MSHA under section 107(a) of the Mine Act for situations in which MSHA determined an “imminent danger” (as defined by MSHA) existed.

•	Pending Legal Actions: Pending legal actions before the Commission as required to be reported by Section 1503(a)(3) of the Act. The Commission is an independent adjudicative agency that provides administrative trial and appellate review of legal disputes arising under the Mine Act. These cases may involve, among other questions, challenges by operators to citations, orders and penalties they have received from MSHA or complaints of discrimination by miners under Section 105 of the Mine Act. The following is a brief description of the types of legal actions that may be brought before the Commission.
•	Contests of Citations and Orders — A contest proceeding may be filed with the Commission by operators, miners or miners’ representatives to challenge the issuance of a citation or order issued by MSHA.

•	Contests of Proposed Penalties (Petitions for Assessment of Penalties) — A contest of a proposed penalty is an administrative proceeding before the Commission challenging a civil penalty that MSHA has proposed for the alleged violation contained in a citation or order. The validity of the citation may also be challenged in this proceeding as well.

•	Complaints for Compensation — A complaint for compensation may be filed with the Commission by miners entitled to compensation when a mine is closed by certain withdrawal orders issued by MSHA. The purpose of the proceeding is to determine the amount of compensation, if any, due miners idled by the orders.

•	Complaints of Discharge, Discrimination or Interference — A discrimination proceeding is a case that involves a miner’s allegation that he or she has suffered a wrong by the operator because he or she engaged in some type of activity protected under the Mine Act, such as making a safety complaint.

•	Temporary Reinstatement Proceedings — Temporary reinstatement proceedings involve cases in which a miner has filed a complaint with MSHA stating he or she has suffered discrimination and the miner has lost his or her position.

•	Emergency Response Plan (“ERP”) Dispute Proceedings — ERP dispute proceedings are cases brought before the Commission when an operator is issued a citation because it has not agreed to include a certain provision in its ERP.

			Section
			104(d)			($ in millions)
	Section	Section	Citations	Section	Section	Proposed		Pending
	104	104(b)	and	110(b)(2)	107(a)	MSHA		Legal
Mine(1)(2)	Citations(3)	Orders(3)	Orders(3)	Violations	Orders(3)	Assessments(4)	Fatalities	Actions(5)
Chukar	6	—	—	—	—	$—	—	3
Deep Post	9	—	—	—		$—	—	7
Genesis	5	—	—	—	1	$0.01	—	11
Leeville	25	—	—	—	—	$—	—	15
Midas	33	—	2	—	—	$0.02	—	10
Mill 6	5	—	—	—	—	$—	—	4
Phoenix	8	—	—	—	—	$—	—	3
South Area	15	—	3	—	1	$—	—	6
Twin Creeks	9	—	1	—	2	$—	—	5
Lone Tree	—	—	—	—	—	$—	—	2
Sage Mill	—	—	—	—	—	$—	—	3

TOTAL	115	—	6	—	4	$0.03	—	69

(1)	The table above reflects citations and orders issued to us by MSHA during the three months ended September 30, 2010 and the pending legal actions before the Commission as of September 30, 2010.

(2)	The definition of mine under section 3 of the Mine Act includes the mine, as well as other items used in, or to be used in, or resulting from, the work of extracting minerals, such as land, structures, facilities, equipment, machines, tools, and minerals preparation facilities. Unless otherwise indicated, any of these other items associated with a single mine have been aggregated in the totals for that mine. MSHA assigns an identification number to each mine and may or may not assign separate identification numbers to related facilities such as preparation facilities. We are providing the information in the table by mine rather than MSHA identification number because that is how we manage and operate our mining business and we believe this presentation will be more useful to investors than providing information based on MSHA identification numbers.

(3)	38 Section 104 Citations, one Section 104(d) Citation and/or Orders and one Section 107(a) Order were subject to contest as of September 30, 2010.

(4)	Represents the total dollar value of the proposed assessment from MSHA under the Mine Act pursuant to the citations and or orders preceding such dollar value in the corresponding row.

(5)	The foregoing list includes legal actions which were initiated prior to the current reporting period and which do not necessarily relate to citations, orders or proposed assessments issued by MSHA during the quarter-ended September 30, 2010. Of the 69 pending legal actions, 65 represent contests of 341 citations or orders (for which the aggregate amount assessed to date is less than $1 million) and the remaining 4 represent complaints of discrimination.

Pattern or Potential Pattern of Violations. During the three months ended September 30, 2010, none of the mines operated by us received written notice from MSHA of (a) a pattern of violations of mandatory health or safety standards that are of such nature as could have significantly and substantially contributed to the cause and effect of mine health or safety hazards under section 104(e) of the Mine Act or (b) the potential to have such a pattern.

ITEM 6.	EXHIBITS.
(a)	The exhibits to this report are listed in the Exhibit Index.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Newmont Mining Corporation (Registrant)
Date: November 2, 2010	/s/ RUSSELL BALL
Russell Ball
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: November 2, 2010	/s/ ROGER P. JOHNSON
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