Form 10-K
period 2010-12-31
NEWMONT MINING CORP /DE/
filed 2011-02-24
CIK 1164727

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2010
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

At June 30, 2010, the aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant was $30,366,217,467 based on the closing sale price as reported on the New York Stock Exchange. There were 486,564,649 shares of common stock outstanding (and 6,703,999 exchangeable shares exchangeable into Newmont Mining Corporation common stock on a one-for-one basis) on February 18, 2011.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Registrant’s definitive Proxy Statement submitted to the Registrant’s stockholders in connection with our 2011 Annual Stockholders Meeting to be held on April 19, 2011, are incorporated by reference into Part III of this report.

i

		Page

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	77
ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE	153
ITEM 9A.	CONTROLS AND PROCEDURES	153
ITEM 9B.	OTHER INFORMATION	153

PART III
ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE	154
ITEM 11.	EXECUTIVE COMPENSATION	154
ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS	154
ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE	155
ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES	155

PART IV
ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES	156
SIGNATURES		S-1
EXHIBIT INDEX		E-1
EX-12.1
EX-21
EX-23.1
EX-24
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-99.1
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

ii

PART I

ITEM 1.	BUSINESS (dollars in millions except per share, per ounce and per pound amounts)

Introduction

Newmont Mining Corporation is primarily a gold producer with significant assets or operations in the United States, Australia, Peru, Indonesia, Ghana, Canada, New Zealand and Mexico. At December 31, 2010, Newmont had proven and probable gold reserves of 93.5 million ounces and an aggregate land position of approximately 27,500 square miles (71,100 square kilometers). Newmont is also engaged in the production of copper, principally through its Batu Hijau operation in Indonesia and Boddington operation in Australia. Newmont Mining Corporation’s original predecessor corporation was incorporated in 1921 under the laws of Delaware.

Newmont’s corporate headquarters are in Greenwood Village, Colorado, USA. In this report, “Newmont,” the “Company,” “our” and “we” refer to Newmont Mining Corporation and/or our affiliates and subsidiaries. References to “A$” refer to Australian currency, “C$” to Canadian currency, “NZ$” to New Zealand currency, “IDR” to Indonesian currency and “$” to United States currency.

Newmont’s Sales and long-lived assets are geographically distributed as follows:

	Sales			Long-Lived Assets
	2010	2009	2008	2010	2009	2008

Indonesia	26%	24%	17%	14%	14%	17%
Australia/New Zealand	24%	16%	17%	33%	33%	20%
United States	22%	25%	32%	20%	21%	26%
Peru	19%	26%	26%	11%	10%	13%
Ghana	7%	7%	7%	8%	8%	9%
Mexico	2%	2%	1%	1%	1%	1%
Canada	—%	—%	—%	13%	13%	14%

On February 3, 2011, Newmont and Fronteer Gold Inc. (“Fronteer”) announced that they entered into an agreement under which Newmont will acquire all of the outstanding common shares of Fronteer by way of a Plan of Arrangement (“Arrangement”). Under the Arrangement, shareholders of Fronteer will receive C$14.00 in cash and one common share in Pilot Gold Inc., a Canadian corporation, which will retain certain exploration assets of Fronteer, for each common share of Fronteer. The Arrangement will be subject to approval by at least 66% of the votes cast at a special meeting of Fronteer’s shareholders, expected to be held in April 2011, and the subsequent approval of the Ontario Superior Court of Justice. The agreement also contains certain termination rights for both Newmont and Fronteer including a break fee of C$85 payable by Fronteer, if the transaction is not completed in certain specified circumstances. The transaction is expected to close in the second quarter of 2011 for approximately C$2,300. Fronteer owns, among other assets, the exploration stage Long Canyon project, which is located approximately one hundred miles from the Company’s existing infrastructure in Nevada and provides the potential for significant development and operating synergies.

Segment Information, Export Sales, etc.

Our operating segments include North America, South America, Asia Pacific and Africa. Our North America segment consists primarily of Nevada in the United States, La Herradura in Mexico and Hope Bay in Canada. Our South America segment consists primarily of Yanacocha and Conga in Peru. Our Asia Pacific segment consists primarily of Boddington in Australia, Batu Hijau in Indonesia and other smaller operations in Australia and New Zealand. Our Africa segment consists primarily of Ahafo and Akyem in Ghana. See Item 1A, Risk Factors, below and Note 3 to the Consolidated

Financial Statements for information relating to our operating segments, domestic and export sales, and lack of dependence on a limited number of customers.

Products

References in this report to attributable gold ounces or attributable copper pounds mean that portion of gold or copper produced, sold or included in proven and probable reserves based on our ownership and/or economic interest, unless otherwise noted.

Gold

General.  We had consolidated gold production of 6.5 million ounces (5.4 million ounces attributable to Newmont) in 2010, 6.5 million ounces (5.2 million ounces) in 2009 and 6.2 million ounces (5.2 million ounces) in 2008. Of our 2010 consolidated gold production, approximately 30% came from North America, 23% from South America, 39% from Asia Pacific and 8% from Africa.

For 2010, 2009 and 2008, 81%, 83% and 88%, respectively, of our Sales were attributable to gold. Most of our Sales comes from the sale of refined gold in the international market. The end product at our gold operations, however, is generally doré bars. Doré is an alloy consisting primarily of gold but also containing silver and other metals. Doré is sent to refiners to produce bullion that meets the required market standard of 99.95% gold. Under the terms of our refining agreements, the doré bars are refined for a fee, and our share of the refined gold and the separately-recovered silver are credited to our account or delivered to buyers. Gold sold from Batu Hijau in Indonesia and a portion of the gold from Boddington in Australia, Phoenix in Nevada and Yanacocha in Peru, is contained in a saleable concentrate containing other metals such as copper or silver.

Gold Uses.  Gold is generally used for fabrication or investment. Fabricated gold has a variety of end uses, including jewelry, electronics, dentistry, industrial and decorative uses, medals, medallions and official coins. Gold investors buy gold bullion, official coins and jewelry.

Gold Supply.  A combination of current mine production and draw-down of existing gold stocks held by governments, financial institutions, industrial organizations and private individuals make up the annual gold supply. Based on public information available for the years 2008 through 2010, on average, current mine production has accounted for approximately 61% of the annual gold supply.

Gold Price.  The following table presents the annual high, low and average daily afternoon fixing prices for gold over the past ten years on the London Bullion Market ($/ounce):

Year	High	Low	Average

2001	$293	$256	$271
2002	$349	$278	$310
2003	$416	$320	$363
2004	$454	$375	$410
2005	$536	$411	$444
2006	$725	$525	$604
2007	$841	$608	$695
2008	$1,011	$713	$872
2009	$1,213	$810	$972
2010	$1,421	$1,058	$1,225
2011 (through February 18, 2011)	$1,389	$1,319	$1,357

Source: Kitco, Reuters and the London Bullion Market Association

On February 18, 2011, the afternoon fixing gold price on the London Bullion Market was $1,384 per ounce and the spot market gold price on the New York Commodity Exchange was $1,388 per ounce.

We generally sell our gold at the prevailing market price during the month in which the gold is delivered to the customer. We recognize revenue from a sale when the price is determinable, the gold has been delivered, the title has been transferred and collection of the sales price is reasonably assured.

Copper

General.  We had consolidated copper production of 600 million pounds (327 million pounds attributable to Newmont) in 2010, 504 million pounds (227 million pounds) in 2009 and 285 million pounds (128 million pounds) in 2008. Copper production is in the form of saleable concentrate that is sold to smelters for further treatment and refining. For 2010, 2009 and 2008, 19%, 17% and 12%, respectively, of our Sales were attributable to copper.

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

Copper Price.  The copper price is quoted on the London Metal Exchange in terms of dollars per metric ton of high grade copper. The following table presents the dollar per pound equivalent of the annual high, low and average daily prices of high grade copper on the London Metal Exchange over the past ten years ($/pound):

Year	High	Low	Average

2001	$0.83	$0.60	$0.72
2002	$0.77	$0.64	$0.71
2003	$1.05	$0.70	$0.81
2004	$1.49	$1.06	$1.30
2005	$2.11	$1.39	$1.67
2006	$3.99	$2.06	$3.05
2007	$3.77	$2.37	$3.24
2008	$4.08	$1.26	$3.15
2009	$3.33	$1.38	$2.36
2010	$4.38	$2.75	$3.43
2011 (through February 18, 2011)	$4.62	$4.20	$4.41

Source: London Metal Exchange

On February 18, 2011, the high grade copper closing price on the London Metal Exchange was $4.48 per pound.

We generally sell our copper based on the monthly average market price for the third month following the month in which the delivery to the customer takes place. We recognize revenue from a sale when the price is determinable, the concentrate has been loaded on a vessel, the title has been transferred and collection of the sales price is reasonably assured. For revenue recognition, we use a provisional price based on the average prevailing market price during the two week period prior to completion of vessel loading. The copper concentrate is marked to market through earnings until final settlement.

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

At Batu Hijau, ore containing copper and gold is crushed to a coarse size at the mine and then transported from the mine via conveyor to a concentrator, where it is finely ground and then treated by successive stages of flotation, resulting in a concentrate containing approximately 26% to 31% copper. The concentrate is dewatered and stored for loading onto ships for transport to smelters.

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

Hedging Activities

Our strategy is to provide shareholders with leverage to changes in gold and copper prices by selling our gold and copper at current market prices and consequently, we do not hedge our gold and copper sales. We continue to manage certain risks associated with commodity input costs, interest rates and foreign currencies using the derivative market.

For additional information, see Hedging in Item 7A, Quantitative and Qualitative Disclosures about Market Risk, and Note 17 to the Consolidated Financial Statements.

Gold and Copper Reserves

At December 31, 2010 we had 93.5 million ounces of proven and probable gold reserves attributable to Newmont. We added 8.2 million ounces to proven and probable reserves, and depleted

6.5 million ounces during 2010. We also added 0.3 million ounces to proven and probable reserves through acquisitions and divested 0.3 million ounces. 2010 reserves were calculated at a gold price assumption of $950, A$1,100 or NZ$1,350 per ounce, respectively. A reconciliation of the changes in proven and probable gold reserves during the past three years follows:

	2010	2009	2008
	(millions of ounces)

Opening balance	91.8	85.0	86.5
Depletion	(6.5)	(6.8)	(6.7)
Additions(1)	8.2	6.4	5.2
Acquisitions(2)	0.3	8.2	—
Other divestments(3)	(0.3)	(1.0)	—

Closing balance	93.5	91.8	85.0

A reconciliation of the changes in proven and probable gold reserves for 2010 by region is as follows:

	North	South	Asia
	America	America	Pacific	Africa
	(millions of ounces)

Opening balance	30.3	11.8	32.9	16.8
Depletion	(2.3)	(1.0)	(2.5)	(0.7)
Additions	5.5	0.6	1.0	1.1
Acquisitions(2)	—	—	0.3	—
Other divestments(3)	—	—	(0.3)	—

Closing balance	33.5	11.4	31.4	17.2

(1)	The impact of the change in gold price assumption on reserve additions was approximately 1.7 million, 1.7 million and 1.9 million ounces in 2010, 2009 and 2008, respectively. The gold price assumption was $950 per ounce in 2010, $800 per ounce in 2009, $725 per ounce in 2008 and $575 per ounce in 2007.

(2)	In 2010, we recognized our attributable interest in Regis Resources Ltd and their reserves in the Duketon belt of Western Australia for an attributable reserve of 0.3 million ounces. In 2009, reserves were increased by 6.7 million ounces through the acquisition of the remaining 33.33% interest in Boddington. At December 31, 2009, our economic interest in Batu Hijau increased to 52.44% as a result of transactions with a noncontrolling partner, increasing reserves by 1.5 million ounces.

(3)	In April 2010, our direct ownership interest in Batu Hijau decreased from 35.44% to 31.5% (economic interest decreased from 52.44% to 48.50%) as a result of the divestiture required under the Contract of Work. In November and December 2009, our direct ownership interest in Batu Hijau decreased from 45% to 35.44% as a result of the divestiture required under the Contract of Work. In July 2009 we sold the Kori Kollo operation in Bolivia.

At December 31, 2010 we had 9,420 million pounds of proven and probable copper reserves. We added 1,000 million pounds to proven and probable reserves, depleted 370 million pounds and divested 330 million pounds during 2010. 2010 reserves were calculated at a copper price of $2.50 or

A$2.95 per pound. A reconciliation of the changes in proven and probable copper reserves during the past three years is as follows:

	2010	2009	2008
	(millions of pounds)

Opening balance	9,120	7,780	7,550
Depletion	(370)	(310)	(210)
Additions(1)	1,000	400	440
Acquisitions(2)	—	2,040	—
Other divestments(3)	(330)	(790)	—

Closing balance	9,420	9,120	7,780

A reconciliation of changes in proven and probable copper reserves for 2010 by region is as follows:

	North	South	Asia
	America	America	Pacific
	(millions of pounds)

Opening balance	900	1,660	6,560
Depletion	(20)	—	(350)
Additions	760	—	240
Acquisitions	—	—	—
Other divestments(3)	—	—	(330)

Closing balance	1,640	1,660	6,120

(1)	The impact of the change in copper price assumption on reserve additions was 150 million, 290 million and 300 million pounds in 2010, 2009 and 2008, respectively. The copper price assumption was $2.50 per pound in 2010, $2.00 per pound in 2009, $2.00 per pound in 2008 and $1.75 per pound in 2007.

(2)	In 2009, reserves were increased by 640 million pounds through the acquisition of the remaining 33.33% interest in Boddington. At December 31, 2009, our economic interest in Batu Hijau increased to 52.44% as a result of transactions with a noncontrolling partner, increasing reserves by 1,400 million pounds.

(3)	In April 2010, our direct ownership interest in Batu Hijau decreased from 35.44% to 31.5% (economic interest decreased from 52.44% to 48.50%) as a result of the divestiture required under the Contract of Work. In November and December 2009, our direct ownership interest in Batu Hijau decreased from 45% to 35.44% as a result of the divestiture required under the Contract of Work.

Our exploration efforts are directed to the discovery of new mineralized material and converting it into proven and probable reserves. We conduct near-mine exploration around our existing mines and greenfields exploration in other regions globally. Near-mine exploration can result in the discovery of additional deposits, which may receive the economic benefit of existing operating, processing, and administrative infrastructures. In contrast, the discovery of new mineralization through greenfields exploration efforts will likely require capital investment to build a separate, stand-alone operation. Our Exploration expense was $218, $187 and $213 in 2010, 2009 and 2008, respectively.

For additional information, see Item 2, Properties, Proven and Probable Reserves.

Licenses and Concessions

Other than operating licenses for our mining and processing facilities, there are no third party patents, licenses or franchises material to our business. In many countries, however, we conduct our mining and exploration activities pursuant to concessions granted by, or under contract with, the host government. These countries include, among others, Australia, Canada, Ghana, Indonesia, Mexico, New Zealand, Peru and Suriname. The concessions and contracts are subject to the political risks associated with foreign operations. See Item 1A, Risk Factors, below. For a more detailed description of our Indonesian Contract of Work, see Item 2, Properties, below.

Condition of Physical Assets and Insurance

Our business is capital intensive and requires ongoing capital investment for the replacement, modernization or expansion of equipment and facilities. For more information, see Item 7, Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations, Liquidity and Capital Resources, below.

We maintain insurance policies against property loss and business interruption and insure against risks that are typical in the operation of our business, in amounts that we believe to be reasonable. Such insurance, however, contains exclusions and limitations on coverage, particularly with respect to environmental liability and political risk. There can be no assurance that claims would be paid under such insurance policies in connection with a particular event. See Item 1A, Risk Factors, below.

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

We conduct our operations so as to protect public health and the environment and believe our operations are in compliance with applicable laws and regulations in all material respects. Each operating mine has a reclamation plan in place that meets all applicable legal and regulatory requirements. At December 31, 2010, $904 was accrued for reclamation costs relating to current or recently producing properties.

We are involved in several matters concerning environmental obligations associated with former, primarily historic, mining activities. Generally, these matters concern developing and implementing remediation plans at the various sites. Based upon our best estimate of our liability for these matters, $144 was accrued at December 31, 2010 for such obligations associated with properties previously owned or operated by us or our subsidiaries. The amounts accrued for these matters are reviewed periodically based upon facts and circumstances available at the time.

For a discussion of the most significant reclamation and remediation activities, see Item 7, Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations, and Notes 4 and 31 to the Consolidated Financial Statements, below.

In addition to legal and regulatory compliance, we have developed complimentary programs to guide our company toward achieving environmental and sustainable development objectives. Evidencing our management’s commitment towards these objectives, in 2008, we moved our corporate headquarters to an environmentally sustainable, LEED, gold-certified building. We are also committed to managing climate change risks and responsibly reducing our greenhouse gas emissions. We have reported our greenhouse gas emissions annually to the Carbon Disclosure Project since 2004, became a Founding Reporter on The Climate Registry in 2008 and have committed to publicly reporting our independently-verified greenhouse gas emissions in the future. As a result of our efforts, we continue to achieve milestones, such as being the first gold company listed on the Dow Jones Sustainability Index World (“DJSI”), remaining a member of the DJSI for four consecutive years, and receiving International Cyanide Management Code certification at 100% of registered Newmont sites as of the end of 2009.

Employees and Contractors

Approximately 15,500 people were employed by Newmont at December 31, 2010. In addition, approximately 18,800 people were working as contractors in support of Newmont’s operations.

Forward-Looking Statements

Certain statements contained in this report (including information incorporated by reference) are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are intended to be covered by the safe harbor provided for under these sections. Our forward-looking statements may include, without limitation:

•	Estimates regarding future earnings;

•	Estimates of future mineral production and sales, for specific operations and attributable to Newmont;

•	Estimates of future costs applicable to sales, other expenses and taxes for specific operations and on a consolidated basis;

•	Estimates of future cash flows;

•	Estimates of future capital expenditures, construction, production or closure activities and other cash needs, for specific operations and on a consolidated basis, and expectations as to the funding or timing thereof;

•	Estimates as to the projected development of certain ore deposits, including the timing of such development, the costs of such development and financing plans for these deposits;

•	Estimates of reserves and statements regarding future exploration results and reserve replacement and the sensitivity of reserves to metal price changes;

•	Statements regarding the availability, terms and costs related to future borrowing, debt repayment and financing;

•	Estimates regarding future exploration expenditures, results and reserves;

•	Statements regarding fluctuations in financial and currency markets;

•	Estimates regarding potential cost savings, productivity, operating performance and ownership and cost structures;

•	Expectations regarding the completion and timing of acquisitions or divestitures;

•	Expectations regarding the start-up time, design, mine life, production and costs applicable to sales and exploration potential of our projects;

•	Statements regarding modifications to hedge and derivative positions;

•	Statements regarding political, economic or governmental conditions and environments;

•	Statements regarding future transactions;

•	Statements regarding the impacts of changes in the legal and regulatory environment in which we operate;

•	Estimates of future costs and other liabilities for certain environmental matters; and

•	Estimates of pension and other post-retirement costs.

Where we express an expectation or belief as to future events or results, such expectation or belief is expressed in good faith and believed to have a reasonable basis. However, our forward-looking statements are subject to risks, uncertainties and other factors, which could cause actual results to differ materially from future results expressed, projected or implied by those forward-looking statements. Such risks include, but are not limited to: the price of gold, copper and other commodities; currency fluctuations; geological and metallurgical assumptions; operating performance of equipment, processes and facilities; labor relations; timing of receipt of necessary governmental permits or approvals; domestic and foreign laws or regulations, particularly relating to the environment and mining; domestic and international economic and political conditions; our ability to obtain or maintain necessary financing; and other risks and hazards associated with mining operations. More detailed information regarding these factors is included in Item 1, Business, Item 1A, Risk Factors, and elsewhere throughout this report. Given these uncertainties, readers are cautioned not to place undue reliance on our forward-looking statements.

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

Available Information

Newmont maintains an internet web site at www.newmont.com. Newmont makes available, free of charge, through the Investor Relations section of the web site, its Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Section 16 filings and all amendments to those reports, as soon as reasonably practicable after such material is electronically filed with the Securities and Exchange Commission. Certain other information, including Newmont’s Corporate Governance Guidelines, the charters of key committees of its Board of Directors and its Code of Business Ethics and Conduct are also available on the web site.

ITEM 1A.	RISK FACTORS (dollars in millions except per share, per ounce and per pound amounts)

Our business activities are subject to significant risks, including those described below. Every investor or potential investor in our securities should carefully consider these risks. If any of the described risks actually occurs, our business, financial position and results of operations could be materially adversely affected. Such risks are not the only ones we face and additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect our business.

A substantial or extended decline in gold or copper prices would have a material adverse effect on Newmont.

Our business is dependent on the prices of gold and copper, which fluctuate on a daily basis and are affected by numerous factors beyond our control. Factors tending to influence prices include:

•	gold sales or leasing by governments and central banks or changes in their monetary policy, including gold inventory management and reallocation of reserves;

•	speculative short positions taken by significant investors or traders in gold or copper;

•	the strength of the U.S. dollar;

•	expectations of the future rate of inflation;

•	interest rates;

•	recession or reduced economic activity in the United States and other industrialized or developing countries;

•	decreased industrial, jewelry or investment demand;

•	increased supply from production, disinvestment and scrap;

•	forward sales by producers in hedging or similar transactions; and

•	availability of cheaper substitute materials.

Any decline in our realized gold or copper price adversely impacts our revenues, net income and cash flows, particularly in light of our strategy of not engaging in hedging transactions with respect to gold or copper. We have recorded asset write-downs in the past and may experience additional write-downs as a result of lower gold or copper prices in the future.

In addition, sustained lower gold or copper prices can:

•	reduce revenues further through production declines due to cessation of the mining of deposits, or portions of deposits, that have become uneconomic at prevailing gold or copper prices;

•	reduce or eliminate the profit that we currently expect from ore stockpiles and ore on leach pads;

•	halt or delay the development of new projects;

•	reduce funds available for exploration with the result that depleted reserves may not be replaced; and

•	reduce existing reserves by removing ores from reserves that can no longer be economically processed at prevailing prices.

Also see the discussion in Item 1, Business, Gold or Copper Price.

We may be unable to replace gold and copper reserves as they become depleted.

Gold and copper producers must continually replace reserves depleted by production to maintain production levels over the long term and provide a return on invested capital. Depleted reserves can be replaced in several ways, including by expanding known ore bodies, by locating new deposits, or by acquiring interests in reserves from third parties. Exploration is highly speculative in nature, involves many risks and frequently is unproductive. Our current or future exploration programs may not result in new mineral producing operations. Even if significant mineralization is discovered, it will likely take many years from the initial phases of exploration until commencement of production, during which time the economic feasibility of production may change.

We may consider, from time to time, the acquisition of ore reserves related to development properties and operating mines. Such acquisitions are typically based on an analysis of a variety of factors including historical operating results, estimates of and assumptions regarding the extent of ore reserves, the timing of production from such reserves and cash and other operating costs. Other factors that affect our decision to make any such acquisitions may also include our assumptions for future gold or copper prices or other mineral prices and the projected economic returns and evaluations of existing or potential liabilities associated with the property and its operations and projections of how these may change in the future. In addition, in connection with future acquisitions we may rely on data and reports prepared by third parties and which may contain information or data that we are unable to independently verify or confirm. Other than historical operating results, all of these factors are uncertain and may have an impact on our revenue, our cash and other operating issues, as well as contributing to the uncertainties related to the process used to estimate ore reserves. In addition, there may be intense competition for the acquisition of attractive mining properties.

As a result of these uncertainties, our exploration programs and any acquisitions which we may pursue may not result in the expansion or replacement of our current production with new ore reserves or operations, which could have a material adverse effect on our business, prospects, results of operations and financial position.

Estimates of proven and probable reserves and non reserve mineralization are uncertain and the volume and grade of ore actually recovered may vary from our estimates.

The reserves stated in this report represent the amount of gold and copper that we estimated, at December 31, 2010 and 2009, could be economically and legally extracted or produced at the time of the reserve determination. Estimates of proven and probable reserves are subject to considerable uncertainty. Such estimates are, to a large extent, based on the prices of gold and copper and interpretations of geologic data obtained from drill holes and other exploration techniques. Producers use feasibility studies to derive estimates of capital and operating costs based upon anticipated tonnage and grades of ore to be mined and processed, the predicted configuration of the ore body, expected recovery rates of metals from the ore, the costs of comparable facilities, the costs of operating and processing equipment and other factors. Actual operating costs and economic returns on projects may differ significantly from original estimates. Further, it may take many years from the initial phases of exploration until commencement of production, during which time, the economic feasibility of production may change.

In addition, if the price of gold or copper declines from recent levels, if production costs increase or recovery rates decrease, or if applicable laws and regulations are adversely changed, we can offer no assurance that the indicated level of recovery will be realized or that mineral reserves as currently reported can be mined or processed profitably. If we determine that certain of our ore reserves have become uneconomic, this may ultimately lead to a reduction in our aggregate reported reserves. Consequently, if our actual mineral reserves and resources are less than current estimates, our business, prospects, results of operations and financial position may be materially impaired.

Increased operating costs could affect our profitability.

Costs at any particular mining location are subject to variation due to a number of factors, such as changing ore grade, changing metallurgy and revisions to mine plans in response to the physical shape and location of the ore body. In addition, costs are affected by the price of input commodities, such as fuel, electricity, labor, chemical reagents, explosives, steel and concrete. Commodity costs are, at times, subject to volatile price movements, including increases that could make production at certain operations less profitable and changes in laws and regulations affecting their price, use and transport. Reported costs may also be affected by changes in accounting standards. A material increase in costs at any significant location could have a significant effect on our profitability and operating cash flow.

We could have significant increases in capital and operating costs over the next several years in connection with the development of new projects in challenging jurisdictions and in sustaining existing operations. Costs associated with capital expenditures have escalated on an industry-wide basis over the last several years, as a result of factors beyond our control, including the prices of oil, steel and other commodities and labor. Increased costs for capital expenditures may have an adverse effect on the profitability of existing operations and economic returns anticipated from new projects.

Estimates relating to new development projects are uncertain and we may incur higher costs and lower economic returns than estimated.

Mine development projects typically require a number of years and significant expenditures during the development phase before production is possible. Such projects could experience unexpected problems and delays during development, construction and mine start-up.

Our decision to develop a project is typically based on the results of feasibility studies, which estimate the anticipated economic returns of a project. The actual project profitability or economic feasibility may differ from such estimates as a result of any of the following factors, among others:

•	changes in tonnage, grades and metallurgical characteristics of ore to be mined and processed;

•	higher input commodity and labor costs;

•	the quality of the data on which engineering assumptions were made;

•	adverse geotechnical conditions;

•	availability of adequate labor force and supply and cost of water and power;

•	fluctuations in inflation and currency exchange rates;

•	availability and terms of financing;

•	delays in obtaining environmental or other government permits or changes in the laws and regulations related to those permits;

•	weather or severe climate impacts; and

•	potential delays relating to social and community issues.

Our future development activities may not result in the expansion or replacement of current production with new production, or one or more of these new production sites or facilities may be less profitable than currently anticipated or may not be profitable at all, any of which could have a material adverse effect on our results of operations and financial position.

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

The exploration for natural resources and the development and production of mining operations are activities that involve a high level of uncertainty. These can be difficult to predict and are often affected by risks and hazards outside of our control. These factors include, but are not limited to:

•	environmental hazards, including discharge of metals, pollutants or hazardous chemicals;

•	industrial accidents, including in connection with the operation of mining transportation equipment and accidents associated with the preparation and ignition of large-scale blasting operations, milling equipment and conveyor systems;

•	underground fires or floods;

•	unexpected geological formations or conditions (whether in mineral or gaseous form);

•	ground and water conditions;

•	fall-of-ground accidents in underground operations;

•	failure of mining pit slopes and tailings dam walls;

•	seismic activity; and

•	other natural phenomena, such as lightning, cyclonic or tropical storms, floods or other inclement weather conditions.

The occurrence of one or more of these events in connection with our exploration activities and development and production of mining operations may result in the death of, or personal injury to, our employees, other personnel or third parties, the loss of mining equipment, damage to or destruction of mineral properties or production facilities, monetary losses, deferral or unanticipated fluctuations in production, environmental damage and potential legal liabilities, all of which may adversely affect our reputation, business, prospects, results of operations and financial position.

Shortages of critical parts, equipment and skilled labor may adversely affect our operations and development projects.

The mining industry has been impacted by increased demand for critical resources such as input commodities, drilling equipment, tires and skilled labor. These shortages have, at times, impacted the efficiency of our operations, and resulted in cost increases and delays in construction of projects; thereby impacting operating costs, capital expenditures and production and construction schedules.

Mining companies are increasingly required to consider and provide benefits to the communities and countries in which they operate, and are subject to extensive environmental, health and safety laws and regulations.

As a result of public concern about the real or perceived detrimental effects of economic globalization and global climate impacts, businesses generally and large multinational corporations in natural resources industries, such as Newmont, in particular, face increasing public scrutiny of their activities. These businesses are under pressure to demonstrate that, as they seek to generate satisfactory returns on investment to shareholders, other stakeholders, including employees, governments, communities surrounding operations and the countries in which they operate, benefit and will continue to benefit from their commercial activities. Such pressures tend to be particularly focused on companies whose activities are perceived to have a high impact on their social and physical environment. The potential consequences of these pressures include reputational damage, legal suits and social investment obligations.

In addition, our ability to successfully obtain key permits and approvals to explore for, develop and operate mines and to successfully operate in communities around the world will likely depend on our ability to develop, operate and close mines in a manner that is consistent with the creation of social and economic benefits in the surrounding communities. Our ability to obtain permits and approvals and to successfully operate in particular communities may be adversely impacted by real or perceived detrimental events associated with our activities or those of other mining companies affecting the environment, human health and safety of communities in which we operate. Delays in obtaining or failure to obtain government permits and approvals may adversely affect our operations, including our ability to explore or develop properties, commence production or continue operations. Key permits and approvals may be revoked or suspended or may be varied in a manner that adversely affects our operations, including our ability to explore or develop properties, commence production or continue operations.

Our exploration, development, mining and processing operations are subject to extensive laws and regulations governing worker health and safety and the protection of the environment, which generally apply to air and water quality, protection of protected species, hazardous waste management and reclamation. We have made, and expect to make in the future, significant expenditures to comply with such laws and regulations. Compliance with these laws and regulations imposes substantial costs and burdens, and can cause delays in obtaining, or failure to obtain, government permits and approvals which may adversely impact our operations.

Future changes in applicable laws, regulations and permits or changes in their enforcement or regulatory interpretation could substantially increase costs to achieve compliance, lead to the revocation of existing or future exploration or mining rights or otherwise have an adverse impact on our results of operations and financial position. For instance, the operation of our mines in the United States is subject to regulation by the Federal Mine Safety and Health Administration (“MSHA”) under the Federal Mine Safety and Health Act of 1977 (the “Mine Act”). MSHA inspects our mines on a regular basis and issues various citations and orders when it believes a violation has occurred under the Mine Act. If such inspections result in an alleged violation, we may be subject to fines, penalties or sanctions and our mining operations could be subject to temporary or extended closures, which could have an adverse effect on our results of operations and financial position. Following passage of The Mine Improvement and New Emergency Response Act of 2006, MSHA significantly increased the numbers of citations and orders charged against mining operations. The dollar penalties assessed for citations issued has also increased in recent years.

In addition, the United States Environmental Protection Agency (“EPA”) is currently seeking to regulate as hazardous waste under the Resource Conservation and Recovery Act (“RCRA”) secondary streams derived from core beneficiation operations, such as our roasting operations, in Nevada. Historically, such streams have been considered exempt from RCRA and have been regulated by the Nevada Division of Environmental Protection. The regulation of these streams as hazardous waste under RCRA could subject us to civil and criminal penalties for past practices and require us to incur substantial future costs to modify our waste water collection systems and retrofit our tailings storage facilities at our Nevada mining operations, which could have an adverse effect on our results of operations and financial position.

Increased global attention or regulation on water quality discharge, such as recently enacted water quality legislation applicable to our operations in Peru, and on restricting or prohibiting the use of cyanide and other hazardous substances in processing activities could similarly have an adverse impact on our results of operations and financial position due to increased compliance and input costs.

We have implemented a management system designed to promote continuous improvement in health and safety, environmental performance and community relations. However, our ability to operate, and thus, our results of operations and our financial position, could be adversely affected by accidents or events detrimental (or perceived to be detrimental) to the health and safety of our employees, the environment or the communities in which we operate.

Mine closure and remediation costs for environmental liabilities may exceed the provisions we have made.

Natural resource companies are required to close their operations and rehabilitate the lands that they mine in accordance with a variety of environmental laws and regulations. Estimates of the total ultimate closure and rehabilitation costs for gold and copper mining operations are significant and based principally on current legal and regulatory requirements and mine closure plans that may change materially. For example, we have conducted extensive remediation work at two inactive sites in the United States. We are conducting mill remediation activities at a third site in the United States, an inactive uranium mine and mill formerly operated by a subsidiary of Newmont, but remediation at the mine is subject to dispute. In late 2008, the EPA issued an order regarding water management at the mine. The environmental standards that may ultimately be imposed at this site remain uncertain and a risk exists that the costs of remediation may exceed the financial accruals that have been made for such remediation by a material amount.

Any underestimated or unanticipated rehabilitation costs could materially affect our financial position, results of operations and cash flows. Environmental liabilities are accrued when they become known, are probable and can be reasonably estimated. Whenever a previously unrecognized remediation liability becomes known, or a previously estimated reclamation cost is increased, the amount of that liability and additional cost will be recorded at that time and could materially reduce our consolidated net income attributable to Newmont stockholders in the related period. In addition, regulators are increasingly requesting security in the form of cash collateral, credit, trust arrangements or guarantees to secure the performance of environmental obligations, which could have an adverse effect on our financial position. For a more detailed discussion of potential environmental liabilities, see the discussion in Environmental Matters, Note 31 to the Consolidated Financial Statements.

The laws and regulations governing mine closure and remediation in a particular jurisdiction are subject to review at any time and may be amended to impose additional requirements and conditions which may cause our provisions for environmental liabilities to be underestimated and could materially affect our financial position or results of operations.

Regulations and pending legislation governing issues involving climate change could result in increased operating costs which could have a material adverse effect on our business.

Energy is a significant input to our mining operations, with our principal energy sources being electricity, purchased petroleum products, natural gas and coal.

A number of governments or governmental bodies have introduced or are contemplating regulatory changes in response to the potential impacts of climate change that are viewed as the result of emissions from the combustion of carbon-based fuels. The December 1997 Kyoto Protocol, which ends in 2012, established a set of greenhouse gas emission targets for developed countries that have ratified the Protocol, which include Ghana, Australia and Peru. The Conference of Parties 15 (“COP15”) of the United Nations Framework Convention on Climate Change held in Copenhagen, Denmark in December 2009 was to determine the path forward after the Kyoto Protocol ends. COP15 resulted in the Copenhagen Accord (the “Accord”), a non-binding document calling for economy-wide emissions targets for 2020. Prior to the January 31, 2010 deadline, the United States, Australia, New Zealand, Indonesia, Ghana and Peru re-affirmed their commitment to the Accord. The U.S. Congress and several U.S. states have initiated legislation regarding climate change that will affect energy prices and demand for carbon intensive products. In December 2009, the U.S. Environmental Protection Agency issued an endangerment finding under the U.S. Clean Air Act that current and projected concentrations of certain mixed greenhouse gases, including carbon dioxide, in the atmosphere threaten the public health and welfare. It is possible that proposed regulation may be promulgated in the United States to address the concerns raised by such endangerment finding. Additionally, the Australian Government may introduce legislation authorizing a national emissions trading scheme and mandatory renewable energy targets.

Legislation and increased regulation regarding climate change could impose increased costs on us, our venture partners and our suppliers, including increased energy, capital equipment, environmental monitoring and reporting and other costs to comply with such regulations. Until the timing, scope and extent of any future regulation becomes known, we cannot predict the effect on our financial condition, financial position, results of operations and ability to compete.

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

Our operations are subject to risks of doing business.

Exploration, development, production and mine closure activities are subject to political, economic and other risks of doing business, including:

•	disadvantages of competing against companies from countries that are not subject to U.S. laws and regulations, including the Foreign Corrupt Practices Act;

•	changes in laws or regulations;

•	royalty and tax increases or claims, including retroactive increases and claims and requests to renegotiate terms of existing royalties and taxes, by governmental entities, including such increases, claims and/or requests by the governments of Ghana, Indonesia, Australia, Peru, the United States and the State of Nevada;

•	increases in training and other costs and challenges relating to requirements by governmental entities to employ the nationals of the country in which a particular operation is located;

•	delays in obtaining or renewing, or the inability to obtain, maintain or renew, necessary governmental permits and approvals;

•	claims for increased mineral royalties or ownership interests by local or indigenous communities;

•	expropriation or nationalization of property;

•	currency fluctuations, particularly in countries with high inflation;

•	foreign exchange controls;

•	restrictions on the ability of local operating companies to sell gold offshore for U.S. dollars, or on the ability of such companies to hold U.S. dollars or other foreign currencies in offshore bank accounts;

•	import and export regulations, including restrictions on the export of gold;

•	increases in costs relating to, or restrictions or prohibitions on, the use of ports for concentrate storage and shipping, particularly in relation to our Boddington and Batu Hijau operations where use of alternative ports is not currently economically feasible;

•	restrictions on the ability to pay dividends offshore or to otherwise repatriate funds;

•	risk of loss due to civil strife, acts of war, guerrilla activities, insurrection and terrorism;

•	risk of loss due to criminal activities such as trespass, illegal mining, theft and vandalism;

•	risk of loss due to disease and other potential endemic health issues;

•	disadvantages relating to submission to the jurisdiction of foreign courts or arbitration panels or enforcement or appeals of judgments at foreign courts or arbitration panels against a sovereign nation within its own territory; and

•	other risks arising out of foreign sovereignty over the areas in which our operations are conducted, including risks inherent in contracts with government owned entities such as unilateral cancellation or renegotiation of contracts, licenses or other mining rights.

Consequently, our exploration, development and production activities may be affected by these and other factors, many of which are beyond our control, some of which could materially adversely affect our financial position or results of operations.

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

Presidential and parliamentary elections took place in July 2009, and although the president was re-elected, new ministers or members of parliament may have different (and potentially more negative) views relating to mining in general, and our assets and operations in particular, and may have a preference for national mining companies to own Indonesia’s mineral assets.

Violence committed by radical elements in Indonesia and other countries, and the presence or increase of U.S. forces in Iraq and Afghanistan, may increase the risk that operations owned by U.S. companies will be the target of violence. If our Batu Hijau operation were so targeted it could have an adverse effect on our business.

Our Batu Hijau operation in Indonesia may be adversely affected by a delay in receiving certain permit renewals.

Over the years, we are required to apply for renewals of certain key permits related to Batu Hijau. PTNNT, the entity operating Batu Hijau, employs a submarine tailings disposal (“STD”) system. The STD system is operated pursuant to a permit from the government of Indonesia that is up for renewal in May 2011, and is a key requirement to continue normal operations at Batu Hijau. A delay or failure to receive a STD permit renewal could adversely impact Batu Hijau operations and may adversely impact our future operating and financial results.

Our ownership interest in Batu Hijau has been reduced in accordance with the Contract of Work issued by the Indonesian Government and future reductions in our interest in PTNNT may result in our loss of control over the Batu Hijau operations.

We operate Batu Hijau and currently have a 31.5% direct ownership interest, held through the Nusa Tenggara Partnership (“NTP”) with an affiliate of Sumitomo Corporation of Japan. We have a 56.25% interest in NTP and a Sumitomo affiliate holds the remaining 43.75%. In December 2009, the Company entered into a transaction with P.T. Pukuafu Indah (“PTPI”), an unrelated noncontrolling partner of PTNNT, whereby we agreed to advance certain funds to PTPI in exchange for a pledge of the noncontrolling partner’s 20% share of PTNNT dividends, net of withholding tax, and the assignment of certain voting rights and obligations to the Company. On June 25, 2010, PTPI completed the sale of approximately a 2.2% interest in PTNNT to PT Indonesia Masbaga Investama (“PTIMI”) and the Company entered into a transaction with PTIMI, whereby we agreed to advance certain funds to PTIMI in exchange for a pledge of PTIMI’s 2.2% share of PTNNT dividends, net of withholding tax, and the assignment of certain voting rights and obligations to the Company. Based on the above transactions, the Company recognized an additional 17% effective economic interest in PTNNT. Combined with the Company’s 56.25% ownership in NTP, Newmont has a 48.5% effective economic interest in PTNNT and continues to consolidate Batu Hijau in its Consolidated Financial Statements.

Under the Contract of Work executed in 1986 between the Indonesian government and PTNNT, 51% of PTNNT’s shares must be offered for sale, first, to the Indonesian government or, second, to Indonesian nationals by March 31, 2010. Pursuant to this divestiture provision, the ownership interest in the Batu Hijau mine’s production, assets and proven and probable equity reserves may be reduced in the future to as low as 27.56% and ownership interest of NTP in PTNNT could be reduced to 49%, thus reducing our ability to control the operation at Batu Hijau. Loss of control over PTNNT operations may result in our deconsolidation of PTNNT for accounting purposes, which would reduce our reported consolidated sales, total assets and operating cash flows. See Note 31 to the Consolidated Financial Statements for more information about the PTNNT share divestiture.

Furthermore, as part of the negotiation of the share divestitures with PT Multi Daerah Bersaing (“PTMDB”), the consortium of Indonesian regional and local governments and an unrelated Indonesian company that purchased such shares, the parties executed an operating agreement under which each recognizes the right of NTP to operate Batu Hijau and binds the parties to adhere to NTP’s standards for safety, environmental stewardship and community responsibility. The operating agreement remains in effect for so long as NTP owns more shares of PTNNT than PTMDB. If the operating agreement terminates, we will likely lose effective control over the operations of Batu Hijau and will be at risk for operations conducted in a manner that could potentially reduce the value of PTNNT or results in safety, environmental or social standards below those adhered to by NTP.

The Contract of Work has been and may continue to be the subject of dispute or legal review and is subject to termination by the Indonesian government if we do not comply with our obligations, which would result in loss of all or much of the value of Batu Hijau.

The divestiture provisions of the Contract of Work have been the subject of dispute. In 2008, the Department of Energy and Mineral Resources of the Indonesian government (the “DEMR”) alleged that PTNNT was in breach of its divestiture requirements under the Contract of Work and threatened to terminate the Contract of Work if PTNNT did not agree to divest shares in accordance with the direction of the DEMR. The matter was resolved by an international arbitration panel in March 2009. The arbitration decision led to NTP divesting 24% of PTNNT’s shares to PTMDB, the party nominated by the DEMR. NTP is in the concluding stages of working with the DEMR to divest the final 7% interest in PTNNT required to be divested under the Contract of Work. Following NTP’s divestiture of 24% of PTNNT’s shares to PTMDB, PTPI filed lawsuits in the South Jakarta District Court contending that it owns, or has rights to own, the shares in PTNNT that were divested by NTP to fulfill the requirements of the Contract of Work and the March 2009 arbitration award. In November 2010, the South Jakarta District Court issued a ruling with respect to one of the lawsuits, finding that PTPI has an entitlement to receive the full 31% interest in PTNNT required to be divested under the Contract of Work and awarding PTPI monetary damages of approximately $27. NTP has appealed the South Jakarta District Court ruling, a ruling which we believe contradicts both the Contract of Work and the March 2009 arbitration. Although we are confident that the appellate courts will reverse the South Jakarta District Court ruling, there can be no assurance that NTP will prevail in this litigation.

Although the Indonesian government has acknowledged that PTNNT is currently in compliance with the Contract of Work, future disputes may arise under the Contract of Work. Moreover, there have been statements, from time to time, by some within the Indonesian government who advocate elimination of Contracts of Work and who may try to instigate future disputes surrounding the Contract of Work, particularly given that Batu Hijau is one of the largest businesses within the country. Although any dispute under the Contract of Work is subject to international arbitration, there can be no assurance that we would prevail in any such dispute and any termination of the Contract of Work could result in substantial diminution in the value of our interests in PTNNT. See Note 31 to the Consolidated Financial Statements for more information about the disputes involving the Contract of Work.

In January 2009, the Indonesian Government passed a new mining law. While the law preserves the right PTNNT to operate our Batu Hijau operations pursuant to the Contract of Work, no assurances can be provided that the Indonesian government will not seek to renegotiate certain provisions of the Contract of Work to conform to certain provisions of the new mining law, which could include requests for, among other things, higher royalty rates.

Our operations in Peru are subject to political risks.

During the last several years, Yanacocha, in which we own a 51.35% interest, has been the target of numerous local political protests, some of which blocked the road between the Yanacocha mine complex and the City of Cajamarca in Peru. We cannot predict whether similar or more significant incidents will occur and the recurrence of significant community opposition or protests could adversely affect Yanacocha’s assets and operations. In 2008, 2009, 2010 and thus far in 2011, no material roadblocks or protests occurred involving Yanacocha.

In December 2006, Yanacocha, along with other mining companies in Peru, entered into a five-year agreement with the central government to contribute 3.75% of net profits to fund social development projects. Although the current government has generally taken positions promoting private investment, we cannot predict future government positions on foreign investment, mining concessions, land tenure, environmental regulation or taxation. National elections are scheduled in April 2011 and a change in government positions on these issues could adversely affect Yanacocha’s assets and operations, which could have a material adverse effect on our results of operations and financial position.

Our Company and the mining industry are facing continued geotechnical challenges, which could adversely impact our production and profitability.

Newmont and the mining industry are facing continued geotechnical challenges due to the older age of certain of our mines and a trend toward mining deeper pits and more complex deposits. This leads to higher pit walls, more complex underground environments and increased exposure to geotechnical instability and hydrological impacts. As our operations are maturing, the open pits at many of our sites are getting deeper and we have experienced certain geotechnical failures at some of our mines, including, without limitation, in Indonesia at the Batu Hijau open-pit mine and at our operations in Nevada and Peru. In January 2010, our affiliate, PTNNT, experienced a geotechnical failure on a portion of the southeast wall causing a slide, which regrettably resulted in a fatality of one of the mine employees. Operations were temporarily suspended to conduct investigations and operations have since recommenced.

No absolute assurances can be given that unanticipated adverse geotechnical and hydrological conditions, such as landslides and pit wall failures, will not occur in the future or that such events will be detected in advance. Geotechnical instabilities can be difficult to predict and are often affected by risks and hazards outside of our control, such as severe weather and considerable rainfall, which may lead to periodic floods, mudslides, wall instability, and seismic activity, which may result in slippage of material.

Geotechnical failures could result in limited or restricted access to mine sites, suspension of operations, government investigations, increased monitoring costs, remediation costs, loss of ore and other impacts, which could cause one or more of our projects to be less profitable than currently anticipated and could result in a material adverse effect on our results of operations and financial position.

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

The foreign currency that primarily impacts our results of operations is the Australian dollar. We estimate that every $0.10 increase in U.S. dollar/Australian dollar exchange rate increases annually the U.S. dollar Costs applicable to sales by approximately $79 for each ounce of gold produced from operations in Australia before taking into account the impact of currency hedging. From December 31, 2009 to December 31, 2010, the Australian dollar appreciated by approximately $0.12 per U.S. dollar, or approximately 13%. We hedge up to 90% of our future forecasted Australian dollar denominated operating expenditures to reduce the variability of our Australian dollar exposure. At December 31, 2010 we have hedged 72%, 45%, 22%, 17% and 8% of our forecasted Australian denominated operating costs in 2011, 2012, 2013, 2014 and 2015, respectively. Our Australian dollar derivative programs will limit the benefit to the Company of future decreases, if any, in the U.S. dollar/Australian dollar exchange rates. For additional information, see Item 7, Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations, Results of Consolidated Operations, Foreign Currency Exchange Rates, below. For a more detailed description of how currency exchange rates may affect costs, see discussion in Foreign Currency in Item 7A, Quantitative and Qualitative Discussions About Market Risk.

Our business requires substantial capital investment and we may be unable to raise additional funding on favorable terms.

The construction and operation of potential future projects including the Akyem project in Ghana, the Conga project in Peru, the Hope Bay project in Nunavut, Canada, and various exploration projects will require significant funding. Our operating cash flow and other sources of funding may become insufficient to meet all of these requirements, depending on the timing and costs of development of these and other projects. As a result, new sources of capital may be needed to meet the funding requirements of these investments, fund our ongoing business activities and pay dividends. Our ability to raise and service significant new sources of capital will be a function of macroeconomic conditions, future gold and copper prices, our operational performance and our current cash flow and debt position, among other factors. In the event of lower gold and copper prices, unanticipated operating or financial challenges, or a further dislocation in the financial markets as experienced in recent years, our ability to pursue new business opportunities, invest in existing and new projects, fund our ongoing operations, retire or service all of our outstanding debt and pay dividends could be significantly constrained.

Any downgrade in the credit ratings assigned to our debt securities could increase our future borrowing costs and adversely affect the availability of new financing.

At December 31, 2010 Standard & Poor’s Rating Services rated Newmont Mining Corporation BBB+, with a stable outlook, and Moody’s Investors Service rated Newmont Mining Corporation Baa1 with a stable outlook. There can be no assurance that any rating assigned will remain for any given period of time or that a rating will not be lowered if, in that rating agency’s judgment, future circumstances relating to the basis of the rating so warrant. If we are unable to maintain our outstanding debt and financial ratios at levels acceptable to the credit rating agencies, or should our business prospects deteriorate, our ratings could be downgraded by the rating agencies, which could adversely affect the value of our outstanding securities, our existing debt and our ability to obtain new financing on favorable terms, if at all, and increase our borrowing costs, which in turn could impair our results of operations and financial position.

To the extent that we seek to expand our operations and increase our reserves through acquisitions, we may experience issues in executing acquisitions or integrating acquired operations.

From time to time, we examine opportunities to make selective acquisitions in order to expand our operations and reported reserves. The success of any acquisition would depend on a number of factors, including, but not limited to:

•	identifying suitable candidates for acquisition and negotiating acceptable terms;

•	obtaining approval from regulatory authorities and potentially the Company’s shareholders;

•	maintaining our financial and strategic focus and avoiding distraction of management during the process of integrating the acquired business;

•	implementing our standards, controls, procedures and policies at the acquired business and addressing any pre-existing liabilities or claims involving the acquired business; and

•	to the extent the acquired operations are in a country in which we have not operated historically, understanding the regulations and challenges of operating in that new jurisdiction.

There can be no assurance that we will be able to conclude any acquisitions successfully, or that any acquisition will achieve the anticipated synergies or other positive results. Any material problems that we encounter in connection with such an acquisition could have a material adverse effect on our business, results of operations and financial position.

Our operations may be adversely affected by energy shortages.

Our mining operations and development projects require significant amounts of energy. Our principal energy sources are electricity, purchased petroleum products, natural gas and coal. Some of our operations are in remote locations requiring long distance transmission of power, and in some locations we compete with other companies for access to third party power generators or electrical supply networks. A disruption in the transmission of energy, inadequate energy transmission infrastructure or the termination of any of our energy supply contracts could interrupt our energy supply and adversely affect our operations.

We have periodically experienced power shortages in Ghana resulting primarily from drought, increasing demands for electricity and insufficient hydroelectric or other generating capacity which caused curtailment of production at our Ahafo operations. As a result of the mining industry’s agreement to construct and install an 80 mega-watt power plant during 2007, the Ghanaian government has agreed, if required, to curtail power consumption as a result of power shortages and to distribute available power proportionately between participating mines and other industrial and commercial users. The need to use alternative sources of power may result in higher than anticipated costs, which will affect operating costs. Continued power shortages and increased costs may adversely affect our results of operations and financial position.

Continuation of our mining production is dependent on the availability of sufficient water supplies to support our mining operations.

Our mining operations require significant quantities of water for mining, ore processing and related support facilities. Our operations in North and South America and Australia are in areas where water is scarce and competition among users for continuing access to water is significant. Continuous production at our mines is dependent on our ability to maintain our water rights and claims and defeat claims adverse to our current water uses in legal proceedings. Although each of our operations currently has sufficient water rights and claims to cover its operational demands, we cannot predict the potential outcome of pending or future legal proceedings relating to our water rights, claims and uses. The loss of some or all water rights for any of our mines, in whole or in part, or shortages of water to which we have rights could require us to curtail or shut down mining production and could prevent us from pursuing expansion opportunities. Laws and regulations may be introduced in some jurisdictions in which we operate which could limit our access to sufficient water resources in our operations, thus adversely affecting our operations.

The occurrence of events for which we are not insured may affect our cash flow and overall profitability.

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

Production at our mines is dependent upon the efforts of our employees and, consequently, our maintenance of good relationships with our employees. Due to union activities or other employee actions, we could experience labor disputes, work stoppages or other disruptions in production that could adversely affect us. At December 31, 2010 union represented employees constituted approximately 48% of our worldwide work force. There can be no assurance that any future disputes will be resolved without disruptions to operations.

We rely on contractors to conduct a significant portion of our operations and construction projects.

A significant portion of our operations and construction projects are currently conducted in whole or in part by contractors. As a result, our operations are subject to a number of risks, some of which are outside our control, including:

•	negotiating agreements with contractors on acceptable terms;

•	the inability to replace a contractor and its operating equipment in the event that either party terminates the agreement;

•	reduced control over those aspects of operations which are the responsibility of the contractor;

•	failure of a contractor to perform under its agreement;

•	interruption of operations or increased costs in the event that a contractor ceases its business due to insolvency or other unforeseen events;

•	failure of a contractor to comply with applicable legal and regulatory requirements, to the extent it is responsible for such compliance; and

•	problems of a contractor with managing its workforce, labor unrest or other employment issues.

In addition, we may incur liability to third parties as a result of the actions of our contractors. The occurrence of one or more of these risks could adversely affect our results of operations and financial position.

We are subject to litigation and may be subject to additional litigation in the future.

We are currently, or may in the future become, subject to litigation, arbitration or other legal proceedings with other parties. If decided adversely to Newmont, these legal proceedings, or others that could be brought against us in the future, could have a material adverse effect on our financial position or prospects. For a more detailed discussion of pending litigation, see Note 31 to the Consolidated Financial Statements.

In the event of a dispute arising at our foreign operations, we may be subject to the exclusive jurisdiction of foreign courts or arbitral panels, or may not be successful in subjecting foreign persons to the jurisdiction of courts or arbitral panels in the United States. Our inability to enforce our rights and the enforcement of rights on a prejudicial basis by foreign courts or arbitral panels could have an adverse effect on our results of operations and financial position.

Title to some of our properties may be defective or challenged.

Although we have conducted title reviews of our properties, title review does not necessarily preclude third parties from challenging our title or related property rights. While we believe that we have satisfactory title to our properties, some titles may be defective or subject to challenge. In addition, certain of our Australian properties could be subject to native title or traditional landowner claims, and our ability to use these properties is dependent on agreements with traditional owners of the properties. For information regarding native title or traditional landowner claims, see the discussion under the Australia/New Zealand section of Item 2, Properties, below.

Competition from other natural resource companies may harm our business.

We compete with other natural resource companies to attract and retain key executives, skilled labor, contractors and other employees. We also compete with other natural resource companies for specialized equipment, components and supplies, such as drill rigs, necessary for exploration and development, as well as for rights to mine properties containing gold, copper and other minerals. We may be unable to continue to attract and retain skilled and experienced employees, to obtain the services of skilled personnel and contractors or specialized equipment or supplies, or to acquire additional rights to mine properties.

Our ability to recognize the benefits of deferred tax assets is dependent on future cash flows and taxable income.

We recognize the expected future tax benefit from deferred tax assets when the tax benefit is considered to be more likely than not of being realized, otherwise, a valuation allowance is applied against deferred tax assets. Assessing the recoverability of deferred tax assets requires management to make significant estimates related to expectations of future taxable income. Estimates of future taxable income are based on forecasted cash flows from operations and the application of existing tax laws in each jurisdiction. To the extent that future cash flows and taxable income differ significantly from estimates, our ability to realize the deferred tax assets could be impacted. Additionally, future changes in tax laws could limit our ability to obtain the future tax benefits represented by our deferred tax assets. At December 31, 2010 the Company’s current and long-term deferred tax assets were $177 and $1,437, respectively.

Returns for investments in pension plans are uncertain.

We maintain pension plans for certain employees which provide for specified payments after retirement. The ability of the pension plans to provide the specified benefits depends on our funding of the plans and returns on investments made by the plans. Returns, if any, on investments are subject to fluctuations based on investment choices and market conditions. A sustained period of low returns or losses on investments could require us to fund the pension plans to a greater extent than anticipated. During the second half of 2008 and early 2009, market conditions caused the value of the investments in our pension plans to decrease significantly. As a result, we contributed $161 and $55 to the pension plans in 2010 and 2009, respectively. If future plan investment returns are not sufficient, we may be required to increase the amount of future cash contributions. For a more detailed discussion of the funding status and expected benefit payments to plan participants, see the discussion in Employee Related Benefits, Note 8 to the Consolidated Financial Statements.

ITEM 2.	PROPERTIES (dollars in millions except per share, per ounce and per pound amounts)

Production and Development Properties

Newmont’s significant production and development properties are described below. Operating statistics for each operation are presented in a table in the next section of Item 2.

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

Gold production from Nevada was approximately 1.7 million ounces for 2010 with ore mined from eight open pit and six underground mines. At December 31, 2010, we reported 31.2 million ounces of gold reserves in Nevada, with 81% of those ounces in open pit mines and 19% in underground mines. We are pursuing several development opportunities in Nevada with significant reserve expansion potential.

The Nevada operations produce gold from a variety of ore types requiring different processing techniques depending on economic and metallurgical characteristics. To ensure the best use of processing capacity, we use a linear programming model to guide the flow of both mining sequence selection and routing of ore streams to various plants. Refractory ores, which require more complex, higher cost processing methods, generated 79% of Nevada’s gold production in 2010, compared with 77% in 2009, and 72% in 2008. With respect to remaining reserves, we estimate that approximately 85% are refractory ores and 15% are oxide ores. Higher-grade oxide ores are processed by conventional milling and cyanide leaching at Carlin (Mill 5) and Twin Creeks (Juniper). Lower-grade material with suitable cyanide solubility is treated on heap leach pads at Carlin and Twin Creeks. Higher-grade refractory ores are processed through either a roaster at Carlin (Mill 6) or autoclaves at Twin Creeks (Sage). Lower-grade refractory ores are processed at Carlin by either bio-oxidation/flotation or direct flotation at Mill 5. Mill 5 flotation concentrates are then processed at the Carlin roaster or the Twin Creeks autoclaves and additional gold is recovered from the flotation tails by cyanide leaching. The Phoenix mill produces a gravity gold concentrate and a copper/gold flotation concentrate and recovers additional gold from cyanide leaching of the flotation tails. Ore from the Midas mine is processed by conventional milling and Merrill-Crowe zinc precipitation. Activated carbon from the various leaching circuits is treated to produce gold ore at the Carlin or Twin Creeks refineries. Zinc precipitate at Midas is refined on-site.

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

In Nevada, mining taxes are assessed on up to 5% of net proceeds of a mine. Net proceeds are calculated as the excess of gross yield over direct costs. Gross yield is determined as the value received when minerals are sold, exchanged for anything of value or removed from the state. Direct costs generally include the costs to develop, extract, produce, transport, refine and market minerals.

We have a 25% interest in a joint venture with Barrick in the Turquoise Ridge mine. Newmont has an agreement to provide up to 2,000 tons per day of milling capacity at Twin Creeks to the joint venture. Barrick is the operator of the joint venture. Gold production of 38,000 ounces in 2010, 39,000 ounces in 2009 and 45,000 ounces in 2008 were attributable to Newmont, based on our 25% ownership interest.

We have an ore sale agreement with Yukon-Nevada Gold Corporation (“Yukon-Nevada”) to process the Company’s ore. We recognized attributable gold sales, net of treatment charges, of 15,000 ounces in 2010, 700 ounces in 2009 and 8,000 ounces in 2008, pursuant to this agreement. During 2008, Yukon-Nevada discontinued operations; however, during the second half of 2009, they resumed operations on a limited basis.

Mexico.  We have a 44% interest in La Herradura, which is located in Mexico’s Sonora desert. La Herradura is operated by Fresnillo PLC (which owns the remaining 56% interest) and comprises open pit operations with run-of-mine heap leach processing. La Herradura produced 174,000 attributable ounces of gold in 2010 and at December 31, 2010 we reported 2.3 million ounces of gold reserves.

Hope Bay, Canada.  We own 100% of the Hope Bay project, a large undeveloped gold project in the Nunavut Territory of Canada. Hope Bay is an 80 kilometer district in the Canadian arctic and is one of the last known undeveloped greenstone belts in the world. The exploration success over the last few years continues to confirm the district’s significant long-term potential. In 2010, we commenced an underground decline at the Doris North deposit and expect the Doris phase 1 project to provide access for test stoping and development drilling, progressing to a construction decision by the end of 2011.

South America

The properties of Minera Yanacocha S.R.L. (“MYSRL”) include the mining operations at Yanacocha and the Conga project. We hold a 51.35% interest in MYSRL with the remaining interests held by Compañia de Minas Buenaventura, S.A.A. (“Buenaventura”) (43.65%) and the International Finance Corporation (5%).

MYSRL has mining rights with respect to a large land position consisting of concessions granted by the Peruvian government to MYSRL and a related entity. These mining concessions provide for both the right to explore and exploit. However, MYSRL must first obtain the respective exploration and exploitation permits, which are generally granted in due course. MYSRL may retain mining concessions indefinitely by paying annual fees and, during exploitation, complying with production obligations or paying assessed fines. Mining concessions are freely assignable or transferable. MYSRL, along with other mining companies in Peru, agreed with the central government in December 2006 to contribute 3.75% of its net profits to fund social development projects for a period of five years.

Yanacocha, Peru.  Yanacocha is located approximately 375 miles (604 kilometers) north of Lima and 30 miles (48 kilometers) north of the city of Cajamarca, in Peru. Yanacocha began production in 1993 and currently has three active open pit mines, Cerro Yanacocha, La Quinua and Chaquicocha. Reclamation and/or backfilling activities at Carachugo, San José and Maqui Maqui are currently underway. Yanacocha has four leach pads, three processing facilities, and one mill, which began commercial production in the second quarter of 2008. Yanacocha’s gold production for 2010 was 1.5 million ounces (750,000 attributable ounces) and at December 31, 2010 we reported 5.0 million ounces of gold reserves.

Conga, Peru.  The Conga project is located within close proximity of existing operations at Yanacocha. Feasibility studies on our preferred development option were completed in late 2009 and we continue to progress into the development stage with an emphasis on project engineering and obtaining all required permits. In 2010, we selected and mobilized the project engineering procurement and construction contractor. In October 2010, the project’s Environmental Impact Assessment was approved by the Peruvian authorities. A construction decision is expected in the first half of 2011. If all permits are secured, the commencement of production is expected in late 2014 or early 2015. At December 31, 2010 we reported 6.1 million ounces of gold reserves and 1,660 million pounds of copper reserves at Conga.

La Zanja, Peru.  Newmont holds a 46.94% interest in La Zanja, a gold project near the city of Cajamarca, Peru. The remaining interests are held by Buenaventura. The mine commenced operations in September 2010 and is operated by Buenaventura. The site will consist of two small open pits and one oxide leach pad. La Zanja produced 21,000 attributable gold ounces in 2010 and at December 31, 2010 we reported 0.3 million ounces of gold reserves.

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

Native title claims are not expected to have a material adverse effect on any of our operations in Australia. The High Court of Australia determined in an August 2002 decision, which refined and narrowed the scope of native title, that native title does not subsist in minerals in Western Australia and that the rights granted under a mining title would, to the extent inconsistent with asserted native title rights, operate to extinguish those native title rights. Generally, native title is only an issue for Newmont with respect to obtaining new mineral titles or moving from one form of title to another, for example, from an exploration title to a mining title. In these cases, the requirements for negotiation and the possibility of paying compensation may result in delay and increased costs for mining in the affected areas. Similarly, the process of conducting Aboriginal heritage surveys to identify and locate areas or sites of Aboriginal cultural significance can result in additional costs and delay in gaining access to land for exploration and mining-related activities.

In Australia, various ad valorem royalties and taxes are paid to state and territorial governments, typically based on a percentage of gross revenues or earnings. Indigenous communities have negotiated royalty payments as a condition to granting access to areas where they have native title or other property rights.

Boddington.  Boddington (100% owned) is located 81 miles (130 kilometers) southeast of Perth in Western Australia. Boddington has been wholly owned since June 2009 when Newmont acquired the final 33.33% interest from AngloGold Ashanti Australia Limited (“AngloGold”). Boddington poured its first gold in September 2009 and commenced commercial production in November 2009. Boddington produced 728,000 ounces of gold and 58 million pounds of copper in 2010 and at December 31, 2010 we reported 20.3 million ounces of gold reserves and 2,360 million pounds of copper reserves.

Kalgoorlie.  Kalgoorlie (50% owned) comprises the Fimiston open pit (commonly referred to as the Super Pit) and Mt. Charlotte underground mine at Kalgoorlie-Boulder, 373 miles (600 kilometers) east of Perth in Western Australia. The mines are managed by Kalgoorlie Consolidated Gold Mines Pty Ltd for the joint venture owners, Newmont and Barrick. The Super Pit is one of Australia’s largest gold mines in terms of gold production and annual mining volume. During 2010, the Kalgoorlie operations produced 754,000 ounces of gold (377,000 attributable ounces) and at December 31, 2010 we reported 3.8 million ounces of gold reserves.

Jundee.  Jundee (100% owned) is situated approximately 435 miles (700 kilometers) northeast of Perth in Western Australia. We mined ore at Jundee solely from underground sources in 2010, with mill feed supplemented from oxide stockpiles for blending purposes. Jundee produced 335,000 ounces of gold in 2010 and at December 31, 2010 we reported 0.8 million ounces of gold reserves.

Tanami.  Tanami (100% owned) includes the Granites treatment plant and associated mining operations, which are located in the Northern Territory approximately 342 miles (550 kilometers) northwest of Alice Springs, adjacent to the Tanami highway, and the Dead Bullock Soak mining operations, approximately 25 miles (40 kilometers) west of the Granites. Operations are predominantly focused on the Callie underground mine at Dead Bullock Soak and ore is processed through the Granites treatment plant. During 2010, the Tanami operations produced 250,000 ounces of gold and at December 31, 2010 we reported 2.0 million ounces of gold reserves.

Waihi.  Waihi (100% owned) is located within the town of Waihi, approximately 68 miles (110 kilometers) southeast of Auckland, New Zealand and currently consists of the Favona underground deposit and the Martha open pit. The Waihi operation produced 108,000 ounces of gold in 2010 and at December 31, 2010 we reported 0.5 million ounces of gold reserves.

Duketon.  We have a 16.22% interest in Regis Resources Ltd. (“Regis”), a mineral company with significant gold and nickel exploration properties in Eastern Goldfields of Western Australia. Regis owns 100% of the Duketon gold project, which is located approximately 200 miles northeast of Kalgoorlie. Duketon commenced production in the third quarter of 2010 and produced 5,000 attributable ounces of gold in 2010. At December 31, 2010, we reported 0.3 million ounces of gold reserves.

Batu Hijau, Indonesia.  Batu Hijau is located on the island of Sumbawa, approximately 950 miles (1,529 kilometers) east of Jakarta. Batu Hijau is a large porphyry copper/gold deposit, which Newmont discovered in 1990. Development and construction activities began in 1997 and start-up occurred in late 1999. In 2010, Batu Hijau produced 542 million pounds of copper (269 million attributable pounds) and 737,000 ounces of gold (364,000 attributable ounces). At December 31, 2010 we reported 3,760 million pounds of copper reserves and 3.7 million ounces of gold reserves at Batu Hijau.

We own 31.50% of the Batu Hijau mine through the Nusa Tenggara Partnership (“NTP”) with an affiliate of Sumitomo Corporation of Japan. We have a 56.25% interest in NTP and the Sumitomo affiliate holds the remaining 43.75%. NTP in turn owns 56% of PT Newmont Nusa Tenggara (“PTNNT”), the Indonesian subsidiary that owns Batu Hijau. Newmont entered into transactions with P.T. Pukuafu Indah (“PTPI”) and PT Indonesia Masbaga Investama (“PTIMI”), unrelated noncontrolling partners of PTNNT, whereby we agreed to advance certain funds in exchange for a pledge of the shares as security, an assignment of the noncontrolling partners’ combined 20% share of PTNNT dividends, net of withholding tax, and certain voting rights and obligations to the Company. As a result, PTPI and PTIMI were determined to be Variable Interest Entities (“VIEs”) as they have minimal attributable capital and certain voting rights and obligations to their 20% interest in PTNNT reside with Newmont. As a result, our effective economic interest in PTNNT increased by 17% to 48.50% at December 31, 2010. The remaining 24% interest in PTNNT is owned by PT Multi Daerah Bersaing (“PTMDB”). We are currently the operator of Batu Hijau.

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

Under the Contract of Work 51% of PTNNT’s shares must have been offered for sale, first, to the Indonesian government or, second, to Indonesian nationals by March 31, 2010. Pursuant to this provision, the ownership interest in the Batu Hijau mine’s proven and probable reserves may be reduced in the future to as low as 27.56% and ownership interest of NTP in PTNNT could be reduced to 49%, thus reducing our ability to control the operation at Batu Hijau. Furthermore, as part of the negotiation of the sale agreements with PTMDB, the parties executed an operating agreement under which each party recognizes the right of NTP to operate Batu Hijau and binds the parties to adhere to NTP’s standards for safety, environmental stewardship and community responsibility. The operating agreement remains in effect for so long as NTP owns more shares of PTNNT than PTMDB. If the operating agreement terminates, then we will likely lose effective control over the operations of Batu Hijau and will be at risk for operations conducted in a manner that could potentially reduce the value of PTNNT or result in safety, environmental or social standards below those adhered to by NTP. Such loss of control may cause us to deconsolidate PTNNT for accounting purposes, which would reduce our reported consolidated sales, cost applicable to sales, amortization, total assets and operating cash flow attributable to PTNNT. See Note 31 to the Consolidated Financial Statements.

Africa

Ahafo, Ghana.  Ahafo (100% owned) is located in the Brong-Ahafo Region of Ghana, approximately 180 miles (290 kilometers) northwest of Accra. We currently operate four open pits at Ahafo with reserves contained in 11 pits. Commercial production in the fourth pit, Amoma, began in October 2010. The process plant consists of a conventional mill and carbon-in-leach circuit. Ahafo produced 545,000 ounces of gold in 2010 and at December 31, 2010 we reported 10.0 million ounces of gold reserves.

In December 2003, Ghana’s Parliament unanimously ratified an Investment Agreement between Newmont and the Government of Ghana. The Agreement establishes a fixed fiscal and legal regime, including fixed royalty and tax rates, for the life of any Newmont project in Ghana. Under the Agreement, we will pay corporate income tax at the Ghana statutory tax rate (presently 25% but not to exceed 32.5%) and fixed gross royalties on gold production of 3.0% (3.6% for any production from forest reserve areas). The Government of Ghana is also entitled to receive 10% of a project’s net cash flow after we have recouped our investment and may acquire up to 20% of a project’s equity at fair market value on or after the 15th anniversary of such project’s commencement of production. The Investment Agreement also contains commitments with respect to job training for local Ghanaians, community development, purchasing of local goods and services and environmental protection. In 2009, the Minister of Finance implemented the National Fiscal Stabilization levy, which is an additional tax of profits. Negotiations are ongoing with the commissioner of the Ghana Internal Revenue Service on the applicability of the levy, given Newmont’s Investment Agreement. While negotiations are pending, we have paid and included $14 in Income and mining tax expense to date under the levy.

Akyem, Ghana.  Akyem (100% owned) is located approximately 80 miles (125 kilometers) northwest of Accra. In January 2010, we received the mining lease for Akyem. We continue to progress into the development stage with an emphasis on project engineering and obtaining all required land access and permits. In 2010, we selected and mobilized the project engineering procurement and construction contractor and we are advancing the project towards a construction decision in the first half of 2011. If all permits are secured, we expect this project to commence production in late 2013 or early 2014. At December 31, 2010, we reported 7.2 million ounces of gold reserves.

Operating Statistics

The following tables detail operating statistics related to gold production, sales and production costs per ounce:

	North America			South America
Year Ended December 31,	2010	2009	2008	2010	2009	2008

Tons mined (000 dry short tons):
Open pit	233,359	239,102	222,222	199,467	197,559	211,525
Underground	2,452	2,740	2,500	—	—	—
Tons processed (000 dry short tons):
Mill	23,497	24,702	24,755	6,832	6,242	4,196
Leach	17,240	19,697	26,210	58,691	136,293	97,823
Average ore grade (oz/ton):
Mill	0.085	0.085	0.093	0.081	0.118	0.082
Leach	0.019	0.022	0.025	0.019	0.018	0.018
Average mill recovery rate	78.9%	81.8%	81.8%	82.5%	86.4%	88.2%
Ounces produced (000):
Mill	1,540	1,700	1,878	421	630	304
Leach	366	398	476	1,038	1,428	1,505
Development(1)	3	1	1	3	—	—

Consolidated	1,909	2,099	2,355	1,462	2,058	1,809

Attributable to Newmont	1,909	2,099	2,355	771	1,057	929

Consolidated ounces sold (000)	1,898	2,117	2,319	1,463	2,068	1,842

Production costs per ounce sold:
Direct mining and production costs	$601	$535	$461	$444	$318	$354
By-product credits	(72)	(55)	(38)	(50)	(31)	(27)
Royalties and production taxes	15	15	16	32	18	16
Other	7	6	6	5	5	3

Costs applicable to sales	551	501	445	431	310	346
Amortization	153	128	110	111	81	92
Reclamation and remediation	4	3	3	10	6	5

Total production costs	$708	$632	$558	$552	$397	$443

	Asia Pacific			Africa
Year Ended December 31,	2010	2009	2008	2010	2009	2008

Tons mined (000 dry short tons):
Open pit	238,725	204,814	244,220	51,054	51,971	50,567
Underground	3,564	3,778	3,896	—	—	—
Tons milled (000 dry short tons)	89,293	58,853	50,074	8,372	8,335	8,262
Average ore grade (oz/ton)	0.033	0.034	0.033	0.077	0.074	0.075
Average mill recovery rate	86.3%	88.3%	88.0%	86.1%	87.2%	89.7%
Ounces produced (000):
Mill	2,535	1,776	1,464	529	532	506
Development(1)	—	56	—	16	—	19

Consolidated	2,535	1,832	1,464	545	532	525

Attributable to Newmont	2,167	1,517	1,316	545	532	525

Consolidated ounces sold (000)	2,407	1,803	1,486	528	546	503

Production costs per ounce sold:
Direct mining and production costs	$457	$395	$502	$411	$414	$380
By-product credits	(14)	(10)	(9)	(1)	(1)	(1)
Royalties and production taxes	28	24	20	38	29	27
Other	3	1	2	2	2	2

Costs applicable to sales	474	410	515	450	444	408
Amortization	109	100	99	150	125	126
Reclamation and remediation	5	4	5	4	4	3

Total production costs	$588	$514	$619	$604	$573	$537

	Total Gold
Year Ended December 31,	2010	2009	2008

Ounces produced (000):
Mill	5,025	4,638	4,152
Leach	1,404	1,826	1,981
Development(1)	22	57	20

Consolidated	6,451	6,521	6,153

Attributable to Newmont(2)	5,392	5,237	5,201

Consolidated ounces sold (000)	6,296	6,534	6,150

Production costs per ounce sold:
Direct mining and production costs	$493	$418	$432
By-product credits	(39)	(30)	(25)
Royalties and production taxes	26	20	18
Other	5	3	4

Costs applicable to sales	485	411	429
Amortization	126	105	103
Reclamation and remediation	6	4	4

Total production costs	$617	$520	$536

(1)	Ounces from the removal and production of de minimis saleable materials during development. Sales from development are recorded in Other income, net of incremental mining and processing costs.

(2)	Includes 32 and 76 thousand ounces from discontinued operations at Kori Kollo, Bolivia in 2009 and 2008, respectively.

The following table details operating statistics related to copper production, sales and production costs per pound.

	Asia Pacific
Year Ended December 31,	2010	2009	2008

Tons milled (000 dry short tons)	77,155	47,087	37,818
Average grade	0.46%	0.60%	0.47%
Average recovery rate	85.1%	89.2%	80.6%
Consolidated pounds produced (millions)	600	504	285

Attributable to Newmont	327	227	128

Consolidated pounds sold (millions)	539	507	290

Production costs per pound sold:
Costs applicable to sales	$0.80	$0.64	$1.38
Amortization	0.21	0.16	0.28
Reclamation and remediation	0.01	0.01	0.02

Total production costs	$1.02	$0.81	$1.68

Proven and Probable Reserves

We had proven and probable gold reserves of 93.5 million ounces at December 31, 2010, calculated at a gold price assumption of $950, A$1,100 or NZ$1,350 per ounce, respectively. Our 2010 reserves would decline by approximately 5% (4.9 million ounces), if calculated at a $900 per ounce gold price. An increase in the gold price to $1,000 per ounce would increase reserves by approximately 3% (3.1 million ounces), all other assumptions remaining constant. For 2009, reserves were calculated at a gold price assumption of $800, A$1,000 or NZ$1,200 per ounce, respectively.

At December 31, 2010, our proven and probable gold reserves in North America were 33.5 million ounces. Outside of North America, year-end proven and probable gold reserves were 60.0 million ounces, including 31.4 million ounces in Asia Pacific, 17.2 million ounces in Africa and 11.4 million ounces in South America.

Our proven and probable copper reserves at December 31, 2010 were 9,420 million pounds. For 2010, reserves were calculated at a copper price assumption of $2.50 or A$2.95 per pound, increased from $2.00 or A$2.40 per pound, used in 2009.

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

We publish reserves annually, and will recalculate reserves at December 31, 2011, taking into account metal prices, changes, if any, in future production and capital costs, divestments and depletion as well as any acquisitions and additions during 2011.

The following tables detail gold proven and probable reserves reflecting only those reserves attributable to Newmont’s ownership or economic interest at December 31, 2010 and 2009:

		December 31, 2010(1)
		Proven Reserves			Probable Reserves			Proven and Probable Reserves
	Newmont		Grade			Grade			Grade		Metallurgical
Deposits/Districts	Share	Tonnage(2)	(oz/ton)	Ounces(3)	Tonnage(2)	(oz/ton)	Ounces(3)	Tonnage(2)	(oz/ton)	Ounces(3)	Recovery(3)
		(000)		(000)	(000)		(000)	(000)		(000)

North America
Carlin Open Pits, Nevada(4)	100%	36,600	0.064	2,340	226,900	0.040	8,980	263,500	0.043	11,320	75%
Carlin Underground, Nevada	100%	5,800	0.272	1,570	8,800	0.330	2,910	14,600	0.307	4,480	88%
Midas, Nevada(5)	100%	200	0.394	100	300	0.264	90	500	0.319	190	95%
Phoenix, Nevada(6)(7)	100%	—		—	329,800	0.018	6,090	329,800	0.018	6,090	73%
Twin Creeks, Nevada	100%	11,400	0.097	1,110	46,400	0.071	3,280	57,800	0.076	4,390	79%
Turquoise Ridge, Nevada(8)	25%	1,400	0.458	640	1,700	0.456	770	3,100	0.457	1,410	92%
Nevada In-Process(9)	100%	28,500	0.022	610	—		—	28,500	0.022	610	62%
Nevada Stockpiles(10)	100%	33,900	0.077	2,630	2,800	0.028	80	36,700	0.074	2,710	78%

Total Nevada(11)		117,800	0.076	9,000	616,700	0.036	22,200	734,500	0.042	31,200	78%
La Herradura, Mexico(12)	44%	44,600	0.023	1,010	61,100	0.021	1,280	105,700	0.022	2,290	66%

		162,400	0.062	10,010	677,800	0.035	23,480	840,200	0.040	33,490	77%

South America
Conga, Peru(6)(13)	51.35%	—		—	317,200	0.019	6,080	317,200	0.019	6,080	79%
Yanacocha, Peru Open Pits(14)	51.35%	23,500	0.028	650	118,800	0.032	3,790	142,300	0.031	4,440	70%
Yanacocha, Peru In-Process(9)(14)	51.35%	21,300	0.025	540	—	—	—	21,300	0.025	540	74%

Total Yanacocha, Peru	51.35%	44,800	0.027	1,190	118,800	0.032	3,790	163,600	0.030	4,980	71%
La Zanja, Peru(15)	46.94%	10,100	0.018	180	10,500	0.016	160	20,600	0.017	340	66%

		54,900	0.025	1,370	446,500	0.022	10,030	501,400	0.023	11,400	75%

Asia Pacific
Batu Hijau Open Pit(6)(16)	48.50%	168,800	0.014	2,420	124,600	0.006	700	293,400	0.011	3,120	78%
Batu Hijau Stockpiles(6)(10)(16)	48.50%	—		—	170,700	0.004	610	170,700	0.004	610	69%

Total Batu Hijau, Indonesia	48.50%	168,800	0.014	2,420	295,300	0.004	1,310	464,100	0.008	3,730	76%
Boddington, Western Australia(6)	100%	181,900	0.021	3,760	885,900	0.019	16,540	1,067,800	0.019	20,300	82%
Duketon, Western Australia(17)	16.22%	1,800	0.056	100	4,500	0.055	250	6,300	0.055	350	94%
Jundee, Western Australia(18)	100%	3,100	0.051	160	1,600	0.373	600	4,700	0.160	760	91%
Kalgoorlie Open Pit and Underground	50%	15,000	0.061	910	40,700	0.059	2,390	55,700	0.059	3,300	85%
Kalgoorlie Stockpiles(10)	50%	15,100	0.031	470	—		—	15,100	0.031	470	78%

Total Kalgoorlie, Western Australia(19)	50%	30,100	0.046	1,380	40,700	0.059	2,390	70,800	0.053	3,770	84%
Tanami, Northern Territories(20)	100%	6,400	0.151	970	7,900	0.134	1,070	14,300	0.142	2,040	95%
Waihi, New Zealand(21)	100%	—	—	—	4,200	0.110	460	4,200	0.110	460	89%

		392,100	0.022	8,790	1,240,100	0.018	22,620	1,632,200	0.019	31,410	83%

Africa
Ahafo Open Pits(22)	100%	—		—	148,300	0.064	9,540	148,300	0.064	9,540	87%
Ahafo Stockpiles(10)	100%	14,100	0.033	460	—		—	14,100	0.033	460	86%
Total Ahafo, Ghana	100%	14,100	0.033	460	148,300	0.064	9,540	162,400	0.062	10,000	87%
Akyem, Ghana(23)	100%	—		—	137,900	0.052	7,200	137,900	0.052	7,200	88%

		14,100	0.033	460	286,200	0.059	16,740	300,300	0.057	17,200	88%

Total Gold		623,500	0.033	20,630	2,650,600	0.027	72,870	3,274,100	0.029	93,500	81%

		December 31, 2009(1)
		Proven Reserves			Probable Reserves			Proven and Probable Reserves
	Newmont		Grade			Grade			Grade		Metallurgical
Deposits/Districts	Share	Tonnage(2)	(oz/ton)	Ounces(3)	Tonnage(2)	(oz/ton)	Ounces(3)	Tonnage(2)	(oz/ton)	Ounces(3)	Recovery(3)
		(000)		(000)	(000)		(000)	(000)		(000)

North America
Carlin Open Pits, Nevada	100%	24,400	0.067	1,640	234,900	0.042	9,760	259,300	0.044	11,400	74%
Carlin Underground, Nevada	100%	4,600	0.307	1,400	5,100	0.315	1,590	9,700	0.311	2,990	88%
Midas, Nevada	100%	400	0.480	200	300	0.347	100	700	0.425	300	95%
Phoenix, Nevada	100%	—		—	285,000	0.020	5,670	285,000	0.020	5,670	73%
Twin Creeks, Nevada	100%	9,300	0.097	900	40,900	0.072	2,950	50,200	0.077	3,850	80%
Turquoise Ridge, Nevada(8)	25%	1,100	0.480	550	1,500	0.527	810	2,600	0.507	1,360	92%
Nevada In-Process(9)	100%	33,800	0.021	730	—		—	33,800	0.021	730	65%
Nevada Stockpiles(10)	100%	27,000	0.079	2,140	2,500	0.028	70	29,500	0.075	2,210	79%

Total Nevada		100,600	0.075	7,560	570,200	0.037	20,950	670,800	0.042	28,510	77%
La Herradura, Mexico	44%	46,100	0.019	900	47,100	0.019	880	93,200	0.019	1,780	66%

		146,700	0.058	8,460	617,300	0.035	21,830	764,000	0.040	30,290	77%

South America
Conga, Peru	51.35%	—		—	317,200	0.019	6,080	317,200	0.019	6,080	79%
Yanacocha, Peru Open Pits	51.35%	7,800	0.035	270	123,700	0.036	4,480	131,500	0.036	4,750	69%
Yanacocha, Peru In-Process(9)	51.35%	26,400	0.025	660	—		—	26,400	0.025	660	74%

Total Yanacocha, Peru	51.35%	34,200	0.027	930	123,700	0.036	4,480	157,900	0.034	5,410	69%
La Zanja, Peru	46.94%	—		—	18,800	0.018	340	18,800	0.018	340	67%

		34,200	0.027	930	459,700	0.024	10,900	493,900	0.024	11,830	74%

Asia Pacific
Batu Hijau Open Pit	52.44%	201,100	0.015	2,970	167,700	0.005	810	368,800	0.010	3,780	76%
Batu Hijau Stockpiles(10)	52.44%	—		—	193,800	0.004	720	193,800	0.004	720	70%

Total Batu Hijau, Indonesia	52.44%	201,100	0.015	2,970	361,500	0.004	1,530	562,600	0.008	4,500	75%
Boddington, Western Australia	100%	184,600	0.025	4,640	781,800	0.021	16,320	966,400	0.022	20,960	82%
Jundee, Western Australia	100%	4,100	0.065	260	3,300	0.273	910	7,400	0.159	1,170	90%
Kalgoorlie Open Pit and Underground	50%	21,200	0.061	1,280	39,600	0.062	2,470	60,800	0.062	3,750	85%
Kalgoorlie Stockpiles(10)	50%	14,300	0.031	440	—		—	14,300	0.031	440	78%

Total Kalgoorlie, Western Australia	50%	35,500	0.049	1,720	39,600	0.062	2,470	75,100	0.056	4,190	84%
Tanami, Northern Territories	100%	5,200	0.160	830	7,900	0.102	810	13,100	0.125	1,640	96%
Waihi, New Zealand	100%	—		—	4,000	0.101	410	4,000	0.101	410	90%

		430,500	0.024	10,420	1,198,100	0.019	22,450	1,628,600	0.020	32,870	82%

Africa
Ahafo Open Pits	100%	—		—	128,700	0.068	8,810	128,700	0.068	8,810	87%
Ahafo Stockpiles(10)	100%	9,300	0.034	320	—		—	9,300	0.034	320	87%

Total Ahafo, Ghana	100%	9,300	0.034	320	128,700	0.068	8,810	138,000	0.066	9,130	87%
Akyem, Ghana	100%	—		—	147,200	0.052	7,660	147,200	0.052	7,660	89%

		9,300	0.033	320	275,900	0.060	16,470	285,200	0.059	16,790	88%

Total Gold		620,700	0.032	20,130	2,551,000	0.028	71,650	3,171,700	0.029	91,780	80%

(1)	The term “reserve” means that part of a mineral deposit that can be economically and legally extracted or produced at the time of the reserve determination.

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

Proven and probable reserves include gold or copper attributable to Newmont’s ownership or economic interest.

Proven and probable reserves were calculated using different cut-off grades. The term “cut-off grade” means the lowest grade of mineralized material considered economic to process. Cut-off grades vary between deposits depending upon prevailing economic conditions, mineability of the deposit, by-products, amenability of the ore to gold or copper extraction and type of milling or leaching facilities available.

2010 reserves were calculated at a gold price of $950, A$1,100 or NZ$1,350 per ounce unless otherwise noted.

2009 reserves were calculated at a gold price of $800, A$1,000 or NZ$1,200 per ounce unless otherwise noted.

(2)	Tonnages include allowances for losses resulting from mining methods. Tonnages are rounded to the nearest 100,000.

(3)	Ounces or pounds are estimates of metal contained in ore tonnages and do not include allowances for processing losses. Metallurgical recovery rates represent the estimated amount of metal to be recovered through metallurgical extraction processes. Ounces are rounded to the nearest 10,000.

(4)	Includes undeveloped reserves at the Emigrant deposit of 1.2 million ounces.

(5)	Also contains reserves of 2.8 million ounces of silver with a metallurgical recovery of 88%.

(6)	Gold cut-off grade varies with level of copper credits.

(7)	Also contains reserves of 86.3 million ounces of silver with a metallurgical recovery of 36%.

(8)	Reserve estimates provided by Barrick, the operator of the Turquoise Ridge joint venture.

(9)	In-process material is the material on leach pads at the end of the year from which gold remains to be recovered. In-process material reserves are reported separately where tonnage or ounces are greater than 5% of the total site-reported reserves and ounces are greater than 100,000.

(10)	Stockpiles are comprised primarily of material that has been set aside to allow processing of higher grade material in the mills. Stockpiles increase or decrease depending on current mine plans. Stockpile reserves are reported separately where tonnage or ounces are greater than 5% of the total site-reported reserves and ounces are greater than 100,000.

(11)	Cut-off grades utilized in Nevada 2010 reserves were as follows: oxide leach material not less than 0.006 ounce per ton; oxide mill material not less than 0.026 ounce per ton; flotation material not less than 0.011 ounce per ton; and refractory mill material not less than 0.042 ounce per ton.

(12)	Cut-off grade utilized in 2010 reserves not less than 0.009 ounce per ton. Includes undeveloped attributable reserves at the Noche Buena deposit of 0.3 million ounces.

(13)	Deposit is currently undeveloped. Reserves estimates will be recalculated in 2011 upon completion of Feasibility Study Update.

(14)	Reserves include the currently undeveloped deposit at La Quinua Sur, which contains attributable reserves of 0.8 million ounces. Cut-off grades utilized in 2010 reserves were as follows: oxide leach material not less than 0.003 ounce per ton; and oxide mill material not less than 0.014 ounce per ton. Also contains attributable reserves of 16.5 million ounces of silver with a metallurgical recovery of 21%.

(15)	Reserve estimates provided by Buenaventura, the operator of the La Zanja project. Cut-off grade utilized in 2010 reserves not less than 0.004 ounce per ton.

(16)	Percentage reflects Newmont’s economic interest at December 31, 2010. In April 2010 our economic interest decreased from 52.44% to 48.50% as a result of the divestiture required under the Contract of Work. Also contains attributable reserves of 12.9 million ounces of silver with a metallurgical recovery of 78%.

(17)	Reserve estimates provided by Regis Resources Ltd., in which Newmont holds a 16.22% interest. Gold cut-off grades utilized in 2010 reserves not less than 0.015 ounce per ton.

(18)	Cut-off grade utilized in 2010 reserves not less than 0.020 ounce per ton.

(19)	Cut-off grade utilized in 2010 reserves not less than 0.026 ounce per ton.

(20)	Cut-off grade utilized in 2010 reserves not less than 0.045 ounce per ton.

(21)	Cut-off grade utilized in 2010 reserves not less than 0.015 ounce per ton.

(22)	Includes undeveloped reserves at seven pits in the Ahafo trend totaling 3.2 million ounces. Cut-off grade utilized in 2010 reserves not less than 0.014 ounce per ton.

(23)	Deposit is undeveloped. Cut-off grade utilized in 2010 reserves not less than 0.020 ounce per ton.

The following tables detail copper proven and probable reserves reflecting only those reserves attributable to Newmont’s ownership or economic interest at December 31, 2010 and 2009:

	December 31, 2010(1)
		Proven Reserves			Probable Reserves			Proven and Probable Reserves
	Newmont		Grade			Grade			Grade		Metallurgical
Deposits/Districts	Share	Tonnage(2)	(Cu %)	Pounds(3)	Tonnage(2)	(Cu %)	Pounds(3)	Tonnage(2)	(Cu %)	Pounds(3)	Recovery(3)
		(000)		(millions)	(000)		(millions)	(000)		(millions)

North America

Phoenix Mill, Nevada(4)	100%	—		—	332,600	0.15%	1,030	332,600	0.15%	1,030	61%

Phoenix Copper Leach, Nevada(5)	100%	—		—	132,900	0.23%	610	132,900	0.23%	610	53%

		—		—	465,500	0.18%	1,640	465,500	0.18%	1,640	58%

South America

Conga, Peru(6)	51.35%	—		—	317,200	0.26%	1,660	317,200	0.26%	1,660	85%

Asia Pacific

Batu Hijau Open Pit(7)	48.50%	168,800	0.50%	1,700	124,600	0.34%	860	293,400	0.44%	2,560	80%

Batu Hijau Stockpiles(7)(8)	48.50%	—		—	170,700	0.35%	1,200	170,700	0.35%	1,200	66%

Total Batu Hijau, Indonesia	48.50%	168,800	0.50%	1,700	295,300	0.35%	2,060	464,100	0.40%	3,760	76%

Boddington, Western Australia(9)	100%	181,900	0.10%	380	885,900	0.11%	1,980	1,067,800	0.11%	2,360	84%

		350,700	0.30%	2,080	1,181,200	0.17%	4,040	1,531,900	0.20%	6,120	79%

Total Copper		350,700	0.30%	2,080	1,963,900	0.19%	7,340	2,314,600	0.20%	9,420	76%

	December 31, 2009(1)
		Proven Reserves			Probable Reserves			Proven and Probable Reserves
	Newmont		Grade			Grade			Grade		Metallurgical
Deposits/Districts	Share	Tonnage(2)	(Cu %)	Pounds(3)	Tonnage(2)	(Cu %)	Pounds(3)	Tonnage(2)	(Cu %)	Pounds(3)	Recovery(3)
		(000)		(millions)	(000)		(millions)	(000)		(millions)

North America
Phoenix, Nevada	100%	—		—	287,500	0.16%	900	287,500	0.16%	900	61%
South America
Conga, Peru	51.35%	—		—	317,200	0.26%	1,660	317,200	0.26%	1,660	85%
Asia Pacific
Batu Hijau Open Pit	52.44%	201,100	0.51%	2,070	167,700	0.32%	1,060	368,800	0.42%	3,130	77%

Batu Hijau Stockpiles(8)	52.44%	—		—	193,800	0.36%	1,390	193,800	0.36%	1,390	66%
Total Batu Hijau, Indonesia	52.44%	201,100	0.51%	2,070	361,500	0.34%	2,450	562,600	0.40%	4,520	74%
Boddington, Western Australia	100%	184,600	0.11%	400	781,800	0.10%	1,640	966,400	0.11%	2,040	84%

		385,700	0.32%	2,470	1,143,300	0.18%	4,090	1,529,000	0.21%	6,560	77%

Total Copper		385,700	0.32%	2,470	1,748,000	0.19%	6,650	2,133,700	0.21%	9,120	77%

(1)	See footnote (1) to the Gold Proven and Probable Reserves tables above. Copper reserves for 2010 were calculated at a copper price of $2.50 or A$2.95 per pound. 2009 copper reserves were calculated at a copper price of $2.00 or A$2.40 per pound.

(2)	See footnote (2) to the Gold Proven and Probable Reserves tables above. Tonnages are rounded to nearest 100,000.

(3)	See footnote (3) to the Gold Proven and Probable Reserves tables above. Pounds are rounded to the nearest 10 million.

(4)	Copper cut-off grade varies with level of gold credits.

(5)	Copper cut-off grade varies with level of leach solubility.

(6)	Deposit is undeveloped. Copper cut-off grade varies with level of gold credits. Reserve estimates will be recalculated in 2011 upon completion of Feasibility Study Update.

(7)	Percentage reflects Newmont’s economic interest at December 31, 2010. In April 2010 our economic interest decreased from 52.44% to 48.50% as a result of the divestiture required under the Contract of Work. Copper cut-off grade varies with level of gold credits.

(8)	Stockpiles are comprised primarily of material that has been set aside to allow processing of higher grade material in the mills. Stockpiles increase or decrease depending on current mine plans. Stockpiles are reported separately where tonnage or contained metal are greater than 5% of the total site reported reserves.

(9)	Copper cut-off grade varies with level of gold credits.

The following table reconciles year-end 2010 and 2009 gold and copper proven and probable reserves:

	Gold Ounces	Copper Pounds
	(in millions)	(in millions)

December 31, 2009	91.8	9,120
Depletion(1)	(6.5)	(370)
Revisions and additions, net(2)	8.2	1,000
Acquisitions	0.3	—
Other divestments	(0.3)	(330)

December 31, 2010	93.5	9,420

(1)	Reserves mined and processed in 2010.

(2)	Revisions and additions are due to reserve conversions, optimizations, model updates, metal price changes and updated operating costs and recoveries.

ITEM 3.	LEGAL PROCEEDINGS

For a discussion of legal proceedings, see Note 31 to the Consolidated Financial Statements.

ITEM 4A.	EXECUTIVE OFFICERS OF THE REGISTRANT

Newmont’s executive officers at February 18, 2011 were:

Name	Age	Office

Richard T. O’Brien	56	President and Chief Executive Officer
Russell Ball	42	Executive Vice President and Chief Financial Officer
Randy Engel	44	Executive Vice President, Strategic Development
Brian A. Hill	51	Executive Vice President, Operations
Guy Lansdown	50	Executive Vice President, Discovery and Development
William N. MacGowan	53	Executive Vice President, Human Resources
Jeffrey R. Huspeni(1)	55	Senior Vice President, African Operations
Thomas Kerr	50	Senior Vice President, North American Operations
Carlos Santa Cruz	55	Senior Vice President, South American Operations
Tim Netscher(2)	60	Senior Vice President, Asia Pacific Operations
David Gutierrez	56	Vice President, Planning and Tax
Roger Johnson	53	Vice President and Chief Accounting Officer
Thomas P. Mahoney	55	Vice President and Treasurer

(1)	Effective April 1, 2011, Mr. Huspeni will replace Mr. Netscher as Senior Vice President, Asia Pacific Operations, and David Schummer who, as of the date of this Annual Report, serves as Group Executive Operations, North America, will replace Mr. Huspeni as Senior Vice President, African Operations. For this reason, Mr. Schummer’s biographical information is also included below.

(2)	Effective March 31, 2011, Mr. Netscher will retire from such position.

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

Mr. Lansdown was elected Executive Vice President, Discovery and Development, in October 2008, having previously served as Senior Vice President, Project Development and Operations Services, since July 2007. Mr. Lansdown served as Vice President, Project Engineering and Construction from 2006 to 2007; Project Executive, Boddington, from 2005 to 2006; and Operations Manager, Yanacocha from 2003 to 2005. Mr. Lansdown joined Newmont in 1993 after serving as an associate with Knight Piesold and as the manager of projects for Group Five in South Africa.

Mr. MacGowan was elected Executive Vice President, Human Resources, in February 2010, when he joined Newmont. Mr. MacGowan previously served as Executive Vice President and Chief Human Resources Officer, People and Places from 2006 to 2010; Senior Vice President, Human Resources, 2004 to 2006; Vice President, Human Resources, Global Centers of Expertise, 2002 to 2004; Vice President, Human Resources, Engineering and Operations, 2001 to 2002; Vice President, Human Resources, Enterprise Services, 1999 to 2001 and; Director, Human Resources, Enterprise Services, 1998 to 1999 for Sun Microsystems.

Mr. Huspeni was elected Senior Vice President, African Operations, in October 2008, having served as Vice President, African Operations, since January 2008. Mr. Huspeni previously served as Vice President, Exploration Business Development from 2005 to 2008 and Vice President, Mineral District Exploration, from 2002 to 2005.

Effective April 1, 2011, Mr. Schummer, age 39, will replace Mr. Huspeni as Senior Vice President, African Operations. He has served as Group Executive Operations, North America and Group Executive Business Excellence since 2010, General Manager Operations Yanacocha, Peru from 2007 to 2010, Mine Manager and Mine Superintendent at Yanacocha, Peru from 2003 to 2006. Previously, he served as Mine Superintendent and General Foreman in Sumbawa, Indonesia for the Batu Hijau Project from 1999 to 2003.

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

Our common stock is listed and principally traded on the New York Stock Exchange under the symbol “NEM”.

On November 9, 2009, Newmont announced its intention to seek removal from the official list of the Australian Stock Exchange (“ASX”) and to suspend trading of the CHESS Depositary Interests (“CDIs”). The announcement was due to a low level of CDIs quoted on the ASX with low levels of trading when compared to other exchanges where it may trade. Further, investors seeking to purchase shares in Newmont could do so on the NYSE. The CDIs were suspended from trading on the ASX on February 10, 2010 and removed from the official list of the ASX on February 17, 2010.

Newmont Mining Corporation of Canada Limited’s exchangeable shares (“Exchangeable Shares”) are listed on the Toronto Stock Exchange under the symbol “NMC”.

The following table sets forth, for the periods indicated, the closing high and low sales prices per share of Newmont’s common stock as reported on the New York Stock Exchange Composite Tape:

	2010		2009
	High	Low	High	Low

First quarter	$51.94	$42.86	$46.90	$35.03
Second quarter	$61.74	$51.53	$48.87	$38.14
Third quarter	$64.94	$55.40	$47.12	$37.89
Fourth quarter	$64.72	$58.09	$55.83	$41.50

On February 18, 2011, there were 486,564,649 shares of Newmont’s common stock outstanding, which were held by approximately 12,995 stockholders of record. A dividend of $0.15 per share of common stock outstanding was declared in the third and fourth quarters of 2010, while a dividend of $0.10 per share of common stock outstanding was declared in the first and second quarters of 2010, for a total of $0.50 during 2010. A dividend of $0.10 per share of common stock outstanding was declared in each quarter of 2009, for a total of $0.40 during 2009.

The determination of the amount of future dividends will be made by Newmont’s Board of Directors from time to time and will depend on Newmont’s future earnings, capital requirements, financial condition and other relevant factors.

On February 18, 2011, there were outstanding 6,703,999 Exchangeable Shares, which were held by 39 holders of record. The Exchangeable Shares are exchangeable at the option of the holders into Newmont common stock. Holders of Exchangeable Shares are therefore entitled to receive dividends equivalent to those that Newmont declares on its common stock.

No shares or other units of any class of Newmont’s equity securities registered pursuant to Section 12 of the Exchange Act of 1934, as amended, were purchased by the Company, or any affiliated purchaser, during the period October 1, 2010 to December 31, 2010.

ITEM 6.	SELECTED FINANCIAL DATA (dollars in millions, except per share)

	Years Ended December 31,
	2010	2009	2008	2007	2006

Sales	$9,540	$7,705	$6,124	$5,465	$4,805
Income (loss) from continuing operations	$3,144	$2,109	$1,147	$(580)	$900
Net income (loss)	$3,116	$2,093	$1,160	$(1,485)	$1,154
Net income (loss) attributable to Newmont stockholders(1)	$2,277	$1,297	$831	$(1,895)	$791
Income (loss) per common share attributable to Newmont stockholders:
Basic:
Continuing operations	$4.69	$2.68	$1.80	$(2.18)	$1.20
Discontinued operations	(0.06)	(0.02)	0.03	(2.01)	0.56

	$4.63	$2.66	$1.83	$(4.19)	$1.76

Diluted:
Continuing operations	$4.61	$2.68	$1.80	$(2.18)	$1.19
Discontinued operations	(0.06)	(0.02)	0.03	(2.01)	0.56

	$4.55	$2.66	$1.83	$(4.19)	$1.75

Dividends declared per common share	$0.50	$0.40	$0.40	$0.40	$0.40

	At December 31,
	2010	2009	2008	2007	2006

Total assets	$25,663	$22,299	$15,727	$15,474	$15,601
Debt, including current portion	$4,441	$4,809	$3,237	$2,597	$1,911
Newmont stockholders’ equity	$13,345	$10,703	$7,291	$7,759	$9,337

(1)	Net income (loss) attributable to Newmont stockholders includes income (loss) from discontinued operations of $(28), $(11), $15, $907 and $251 net of tax in 2010, 2009, 2008, 2007 and 2006, respectively.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS (dollars in millions, except per share, per ounce and per pound amounts)

The following discussion provides information that management believes is relevant to an assessment and understanding of the consolidated financial condition and results of operations of Newmont Mining Corporation and its subsidiaries (collectively, “Newmont,” the “Company,” “our” and “we”). We use certain non-GAAP financial performance measures in our MD&A. For a detailed description of each of the non-GAAP measures used in this MD&A, please see the discussion under “Non-GAAP Financial Performance Measures” beginning on page 72. References to “A$” refer to Australian currency, “C$” to Canadian currency, “NZ$” to New Zealand currency, “IDR” to Indonesian currency and “$” to United States currency.

This discussion addresses matters we consider important for an understanding of our consolidated financial condition and results of operations at and for the three years ended December 31, 2010, as well as our future results. It consists of the following subsections:

•	“Overview,” which provides a brief summary of our consolidated results and financial position and the primary factors affecting those results, as well as a summary of our expectations for 2011;

•	“Accounting Developments,” which provides a discussion of recent changes to our accounting policies that have affected our consolidated results and financial position;

•	“Critical Accounting Policies,” which provides an analysis of the accounting policies we consider critical because of their effect on the reported amounts of assets, liabilities, income and/or expenses in our consolidated financial statements and/or because they require difficult, subjective or complex judgments by our management;

•	“Consolidated Financial Results,” which includes a discussion of our consolidated financial results for the last three years;

•	“Results of Consolidated Operations,” which provides an analysis of the regional operating results for the last three years;

•	“Liquidity and Capital Resources,” which contains a discussion of our cash flows and liquidity, investing activities and financing activities, contractual obligations and off-balance sheet arrangements; and

•	“Non-GAAP Financial Measures,” which includes descriptions of the various non-GAAP financial performance measures used by management, the reasons for their usage and a tabular reconciliation of these measures to the closest equivalent generally accepted accounting principle (“GAAP”) measure.

This item should be read in conjunction with our consolidated financial statements and the notes thereto included in this annual report.

Overview

Newmont is one of the world’s largest gold producers and is the only gold company included in the S&P 500 Index and the Fortune 500, and was the first gold company included in the Dow Jones Sustainability Index-World. We are also engaged in the exploration for and acquisition of gold and gold/copper properties. We have significant assets and/or operations in the United States, Australia, Peru, Indonesia, Ghana, Canada, New Zealand and Mexico.

Our vision is to be the most valued and respected mining company through industry leading performance. In 2010, we have successfully executed on the key benchmarks that we set out at the beginning of the year.

Delivered strong operating performance.

•	Consolidated gold production of approximately 6.5 million ounces (5.4 million ounces attributable to Newmont) at Costs applicable to sales of $485 per ounce;

•	Consolidated copper production of approximately 600 million pounds (327 million pounds attributable to Newmont) at Costs applicable to sales of $0.80 per pound;

•	Record Sales of $9,540, an increase of 24% over 2009;

•	Gold operating margin (average realized price less consolidated Costs applicable to sales) of $737 per ounce in 2010, an increase of 30% over 2009 compared to an increase of 25% in the average realized gold price for the same period;

•	Record Net income attributable to Newmont stockholders of $4.63 per share, basic;

•	Record Cash flow from continuing operations of $3,180, an increase of 9% over 2009; and

•	Net increase of 1.7 million ounces of gold reserves to 93.5 million ounces at December 31, 2010.

Advanced the development of our project pipeline.

•	Akyem, Ghana — In January 2010 we received the mining lease from the Ghanaian government. We continue to progress into the development stage with an emphasis on project engineering and obtaining all required land access and permits. In 2010, we selected and mobilized the project engineering procurement and construction contractor, and we are advancing the project towards a construction decision in the first half of 2011. If all permits are secured on the currently articulated schedule, we expect this project to commence production in late 2013 or early 2014. At December 31, 2010, we reported 7.2 million ounces of gold reserves at Akyem;

•	Conga, Peru — Feasibility studies on our preferred option were completed in late 2009 and we continue to progress into the development stage with an emphasis on project engineering and obtaining all required permits. In 2010, we selected and mobilized the project engineering procurement and construction contractor. In October 2010, the project’s Environmental Impact Assessment was approved by the Peruvian authorities. A construction decision is expected in the first half of 2011. If all permits are secured, production is expected to commence in late 2014 or early 2015. At December 31, 2010 we reported 6.1 million attributable ounces of gold reserves and 1,660 million attributable pounds of copper reserves at Conga; and

•	Hope Bay, Nunavut, Canada — Hope Bay is an 80 kilometer district in the Canadian arctic and is one of the last known undeveloped greenstone belts in the world. The exploration success over the last few years continues to confirm the district’s significant long-term potential. In 2010, we commenced an underground decline at the Doris North deposit and expect the Doris phase 1 project to provide access for test stoping and development drilling in 2011 progressing to a construction decision by the end of 2011.

Implemented Business Excellence initiatives to further drive continuous improvement and business efficiencies throughout our organization.

•	Continuing to improve our safety performance;

•	Applying trained resources to identify and realize cost reductions, value creation and operational efficiencies;

•	Maintaining our industry-leading environmental, social and community relations commitments;

•	Remaining a leading member of the Dow Jones Sustainability World Index; and

•	Investing in people and innovation.

Summary of Consolidated Financial and Operating Performance

The table below highlights key financial and operating results:

	Years Ended December 31,
	2010	2009	2008

Sales	$9,540	$7,705	$6,124
Income from continuing operations	$3,144	$2,109	$1,147
Net income	$3,116	$2,093	$1,160
Net income attributable to Newmont stockholders	$2,277	$1,297	$831
Per common share, basic
Income from continuing operations attributable to Newmont stockholders	$4.69	$2.68	$1.80
Net income attributable to Newmont stockholders	$4.63	$2.66	$1.83
Adjusted net income(1)	$1,893	$1,359	$792
Adjusted net income per share(1)	$3.85	$2.79	$1.74
Gold ounces produced (thousands)
Consolidated	6,451	6,521	6,153
Attributable to Newmont(2)	5,392	5,237	5,201
Copper pounds produced (millions)
Consolidated	600	504	285
Attributable to Newmont	327	227	128
Gold ounces sold (thousands)
Consolidated	6,296	6,534	6,150
Attributable to Newmont	5,274	5,217	5,089
Copper pounds sold (millions)
Consolidated	539	507	290
Attributable to Newmont	292	226	130
Average price realized, net(3)
Gold (per ounce)	$1,222	$977	$874
Copper (per pound)	$3.43	$2.60	$2.59
Costs applicable to sales(4)
Gold (per ounce)	$485	$411	$429
Copper (per pound)	$0.80	$0.64	$1.38

(1)	See “Non-GAAP Financial Measures” on page 72.

(2)	Includes production from discontinued operations of 32 and 76 ounces in 2009 and 2008, respectively.

(3)	After treatment and refining charges.

(4)	Consolidated Costs applicable to sales excludes Amortization and Reclamation and remediation.

Consolidated Financial Performance

Sales increased 24% in 2010 compared to 2009 due to higher average realized gold and copper prices and higher consolidated copper pounds sold, partially offset by fewer consolidated gold ounces sold. The average realized gold price increased 25% to $1,222 per ounce in 2010 from $977 per ounce in 2009. The average realized copper price, including $120 favorable mark to market adjustments on provisionally priced copper sales and net of treatment and refining charges, increased 32% to $3.43 per pound in 2010 compared to $2.60 per pound in 2009. Copper pounds sold increased in 2010 compared to 2009 due to higher production at Batu Hijau and a full year of ramp-up production at Boddington. Gold ounces sold decreased in 2010 compared to 2009 due to higher concentrates held in inventory at December 31, 2010 and lower production in North and South America, partially offset by higher production in Asia Pacific, primarily Boddington. Costs applicable to sales increased 16% in 2010 compared to 2009 due to a full year of Boddington production and higher waste mining and milling costs, partially offset by lower gold sales volumes, higher by-product credits and a build-up of inventories and stockpiles. In addition, the effective income and mining tax rate was lower in 2010 due to $440 in benefits resulting from income tax planning for certain non-U.S. subsidiaries.

Liquidity

Our financial position was as follows:

	At December 31,
	2010	2009

Debt (including current portion)	$4,441	$4,809
Newmont stockholders’ equity	$13,345	$10,703
Cash and cash equivalents	$4,056	$3,215
Investments (including current portion)	$1,681	$1,242

During 2010, our debt and liquidity positions were affected by the following:

•	Net cash provided from continuing operations of $3,180;

•	Capital expenditures of $1,402;

•	Income and mining taxes paid of $1,185;

•	Proceeds from the sale of Batu Hijau shares to noncontrolling interests of $229;

•	Debt pre-payment of $368;

•	Pension and other benefit contributions of $163;

•	Acquisition of additional 17% Batu Hijau economic interest from noncontrolling interests for $110;

•	Dividends paid to common shareholders of $246; and

•	Dividends paid to noncontrolling interests of $462.

Looking Forward

We will continue to focus on operational and project excellence in 2011 to deliver on our plans and continue the advancement of our project pipeline, resulting in the following expectations for 2011:

•	Attributable gold production of approximately 5.1 to 5.3 million ounces, primarily due to lower production at Batu Hijau as it moves into Phase 6 stripping, partially offset by higher production at Nevada and Ahafo;

•	Costs applicable to sales per consolidated gold ounce sold of $560 to $590 due to lower production at Batu Hijau combined with higher costs for energy, labor and contracted services;

•	Attributable copper production of approximately 190 to 220 million pounds at Costs applicable to sales per consolidated copper pound sold of approximately $1.25 to $1.50;

•	We expect to close the Fronteer acquisition for approximately C$2,300 in the second quarter;

•	Consolidated capital expenditures of approximately $2,700 to $3,000 in 2011, with approximately 40% to be spent on major project initiatives, including further development of the Akyem project in Ghana, the Conga project in Peru, the Hope Bay project in Canada and the Nevada project portfolio. The remaining 60% is expected to be spent on several expansion and optimization projects, routine replacements, new project development and other mine life extension efforts;

•	Exploration expense of approximately $335 to $345; and

•	Advanced projects, research and development expense of approximately $405 to $415.

Certain key factors will affect our future financial and operating results. These include, but are not limited to, the following:

•	Our 2011 expectations, particularly with respect to production volumes and Costs applicable to sales per ounce or pound, may differ significantly from actual quarter and full year results due to variations in mine planning and sequencing, ore grades and hardness, metal recoveries, waste removal, commodity input prices and foreign currency exchange rates; and

•	Potential future investments in the Hope Bay project in Canada, the Akyem project in Ghana, the Conga project in Peru and the Long Canyon project in Nevada to be acquired from Fronteer will require significant funding. Our operating cash flow may become insufficient to meet the funding requirements of these investments, fund our ongoing business activities and pay dividends. Our ability to raise and service significant new sources of capital will be a function of macroeconomic conditions, future gold and copper prices and our operational performance, among other factors. In the event of lower gold and copper prices, unanticipated operating or financial challenges, or new funding limitations, our ability to pursue new business opportunities, invest in existing and new projects, fund our ongoing business activities and pay dividends could be significantly constrained.

Accounting Developments

For a discussion of Recently Adopted Accounting Pronouncements and Recently Issued Accounting Pronouncements, see Note 2 to the Consolidated Financial Statements.

Critical Accounting Policies

Listed below are the accounting policies that we believe are critical to our financial statements due to the degree of uncertainty regarding the estimates or assumptions involved and the magnitude of the asset, liability, revenue or expense being reported.

Amortization

Expenditures for new facilities or equipment and expenditures that extend the useful lives of existing facilities or equipment are capitalized and amortized using the straight-line method at rates sufficient to amortize such costs over the estimated future lives of such facilities or equipment and their components. These lives do not exceed the estimated mine life based on proven and probable reserves as the useful lives of these assets are considered to be limited to the life of the relevant mine.

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

Carrying Value of Stockpiles

Stockpiles represent ore that has been extracted from the mine and is available for further processing. Stockpiles are measured by estimating the number of tons added and removed from the stockpile, the number of contained ounces or pounds (based on assay data), and the estimated metallurgical recovery rates (based on the expected processing method). Stockpile ore tonnages are verified by periodic surveys. Costs are allocated to stockpiles based on relative values of material stockpiled and processed using current mining costs incurred up to the point of stockpiling the ore, including applicable overhead and amortization relating to mining operations. Costs are added to a stockpile based on current mining costs and removed at each stockpile’s average cost per recoverable ounce of gold or pound of copper in the stockpile. Stockpiles are reduced as material is removed and processed further. At December 31, 2010 and 2009, our stockpiles had a total carrying value of $1,786 and $1,387, respectively.

The following is a summary of our ore stockpiles:

	At December 31,		At December 31,
	2010	2009	2010	2009
	($ in millions)		($ per ounce)

Gold
Nevada	$324	$269	$175	$150
Yanacocha	69	32	167	167
Boddington	192	46	348	189
Other Australia/New Zealand	145	121	308	282
Batu Hijau	142	133	172	140
Ahafo	121	72	307	252

Total/Weighted Average	$993	$673	$220	$173

	At December 31,		At December 31,
	2010	2009	2010	2009
	($ in millions)		($ per pound)

Copper
Boddington	$56	$13	$0.95	$0.51
Batu Hijau	737	701	0.47	0.38

Total/Weighted Average	$793	$714	$0.49	$0.38

Costs that are incurred in or benefit from the productive process are accumulated as stockpiles. We record stockpiles at the lower of average cost or net realizable value (“NRV”), and carrying values are evaluated at least quarterly. NRV represents the estimated future sales price based on short-term and long-term metals prices, less estimated costs to complete production and bring the product to sale. The primary factors that influence the need to record write-downs of stockpiles include short-term and long-term metals prices and costs for production inputs such as labor, fuel and energy, materials and supplies, as well as realized ore grades and actual production levels. The significant assumptions in determining the NRV for each mine site reporting unit at December 31, 2010 included production cost and capitalized expenditure assumptions unique to each operation, a long-term gold price of $1,100 per ounce, a long-term copper price of $3.00 per pound and U.S. to Australian dollar exchange rate of $0.90 per A$1.00. If short-term and long-term metals prices decrease, the value of the stockpiles decrease, and it may be necessary to record a write-down of stockpiles to NRV. During 2008, we recorded a write-down of stockpiles to NRV of $2.

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

Although the quantities of recoverable gold placed on the leach pads are reconciled by comparing the grades of ore placed on pads to the quantities of gold actually recovered (metallurgical balancing), the nature of the leaching process inherently limits the ability to precisely monitor inventory levels. As a result, the metallurgical balancing process is constantly monitored and estimates are refined based on actual results over time. Historically, our operating results have not been materially impacted by variations between the estimated and actual recoverable quantities of gold on its leach pads. Variations between actual and estimated quantities resulting from changes in assumptions and estimates that do not result in write-downs to NRV are accounted for on a prospective basis. The significant assumptions in determining the NRV for each mine site reporting unit at December 31, 2010 apart from production cost and capitalized expenditure assumptions unique to each operation included a long-term gold price of $1,100 per ounce. If short-term and long-term metals prices decrease, the value of the ore on leach pads decrease, and it may be necessary to record a write-down of ore on leach pads to NRV. At December 31, 2010 and 2009, our leach pads had a total carrying value of $588 and $518, respectively.

The following is a summary of our ore on leach pads:

	At December 31,		At December 31,
	2010	2009	2010	2009
	($ in millions)		($ per ounce)

Gold
Nevada	$155	$176	$431	$362
La Herradura	6	5	526	450
Yanacocha	427	337	558	357

Total/Weighted Average	$588	$518	$517	$360

Carrying Value of Long-Lived Assets

We review and evaluate our long-lived assets for impairment when events or changes in circumstances indicate that the related carrying amounts may not be recoverable. Asset impairment is considered to exist if the total estimated future cash flows on an undiscounted basis are less than the carrying amount of the asset, including goodwill, if any. An impairment loss is measured and recorded based on discounted estimated future cash flows. Future cash flows are estimated based on estimated quantities of recoverable minerals, expected gold and other commodity prices (considering current and historical prices, trends and related factors), production levels, operating costs, capital requirements and reclamation costs, all based on life-of-mine plans. The significant assumptions in determining the future cash flows for each mine site reporting unit at December 31, 2010 apart from production cost and capitalized expenditure assumptions unique to each operation, included a long-term gold price of $1,100 per ounce, a long-term copper price of $3.00 per pound and U.S. to Australian dollar exchange rate of $0.90 per A$1.00. During 2008, we recorded an impairment of $120 to reduce the carrying value of property, plant and mine development as part of Write-down of property, plant and mine development.

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

Derivative Instruments

With the exception of the Call Spread Transactions (as described in Note 14 to the Consolidated Financial Statements), all financial instruments that meet the definition of a derivative are recorded on the balance sheet at fair market value. Changes in the fair market value of derivatives are recorded in the statements of consolidated income, except for the effective portion of the change in fair market value of derivatives that are designated as a cash flow hedge and qualify for cash flow hedge accounting. Management applies judgment in estimating the fair value of instruments that are highly sensitive to assumptions regarding commodity prices, market volatilities, foreign currency exchange rates and interest rates. Variations in these factors could materially affect amounts credited or charged to earnings to reflect the changes in fair market value of derivatives. Certain derivative contracts are accounted for as cash flow hedges, whereby the effective portion of changes in fair market value of these instruments are deferred in Accumulated other comprehensive income and will be recognized in the statements of consolidated income when the underlying transaction designated as the hedged item impacts earnings. The derivative contracts accounted for as cash flow hedges are designated against future foreign currency expenditures or future diesel expenditures, where management believes the forecasted transaction is probable of occurring. To the extent that management determines that such future foreign currency or diesel expenditures are no longer probable of occurring, gains and losses deferred in Accumulated other comprehensive income would be reclassified to the statements of consolidated income immediately.

Reclamation and Remediation Obligations

Reclamation costs are allocated to expense over the life of the related assets and are periodically adjusted to reflect changes in the estimated present value resulting from the passage of time and revisions to the estimates of either the timing or amount of the reclamation and remediation costs. Reclamation obligations are based on when the spending for an existing environmental disturbance will occur. We review, on at least an annual basis, the reclamation obligation at each mine site in accordance with guidance for accounting for asset retirement obligations.

Reclamation obligations for inactive mines are accrued based on management’s best estimate of the costs expected to be incurred at a site. Such cost estimates include, where applicable, ongoing care, maintenance and monitoring costs. Changes in estimates at inactive mines are reflected in earnings in the period an estimate is revised.

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

Income and Mining Taxes

We recognize the expected future tax benefit from deferred tax assets when the tax benefit is considered to be more likely than not of being realized. Assessing the recoverability of deferred tax assets requires management to make significant estimates related to expectations of future taxable income. Estimates of future taxable income are based on forecasted cash flows and the application of existing tax laws in each jurisdiction. Refer above to Carrying Value of Long-Lived Assets for a discussion of the factors that could cause future cash flows to differ from estimates. To the extent that future cash flows and taxable income differ significantly from estimates, our ability to realize deferred tax assets recorded at the balance sheet date could be impacted. Additionally, future changes in tax laws in the jurisdictions in which we operate could limit our ability to obtain the future tax benefits represented by our deferred tax assets recorded at the reporting date.

Our operations involve dealing with uncertainties and judgments in the application of complex tax regulations in multiple jurisdictions. The final taxes paid are dependent upon many factors, including negotiations with taxing authorities in various jurisdictions and resolution of disputes arising from federal, state, and international tax audits. We recognize potential liabilities and record tax liabilities for anticipated tax audit issues in the U.S. and other tax jurisdictions based on our estimate of whether, and the extent to which, additional taxes will be due. We adjust these reserves in light of changing facts and circumstances; however, due to the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from our current estimate of the tax liabilities. If our estimate of tax liabilities proves to be less than the ultimate assessment, an additional charge to expense would result. If an estimate of tax liabilities proves to be greater than the ultimate assessment, a tax benefit would result. We recognize interest and penalties, if any, related to unrecognized tax benefits in Income and mining tax expense.

Consolidated Financial Results

Gold Sales increased $1,306 in 2010 compared to 2009 due to a $245 per ounce increase in the average realized price after treatment and refining charges, partially offset by 238,000 fewer ounces sold. Gold Sales increased $1,014 in 2009 compared to 2008 due to a $103 per ounce increase in the average realized price after treatment and refining charges and 384,000 additional ounces sold. For a complete discussion regarding variations in gold volumes, see Results of Consolidated Operations below.

The following analysis summarizes the changes in consolidated gold sales:

	Years Ended December 31,
	2010	2009	2008

Consolidated gold sales:
Gross before provisional pricing	$7,706	$6,397	$5,387
Provisional pricing mark-to-market	41	15	(2)

Gross after provisional pricing	7,747	6,412	5,385
Less: Treatment and refining charges	(55)	(26)	(13)

Net	$7,692	$6,386	$5,372

Consolidated gold ounces sold (thousands)	6,296	6,534	6,150
Average realized gold price (per ounce):
Gross before provisional pricing	$1,224	$979	876
Provisional pricing mark-to-market	7	2	—

Gross after provisional pricing	1,231	981	876
Less: Treatment and refining charges	(9)	(4)	(2)

Net	$1,222	$977	874

The change in consolidated gold sales is due to:

	2010 vs.	2009 vs.
	2009	2008

Increase (decrease) in consolidated ounces sold	$(234)	$337
Increase in average realized gold price	1,569	690
Increase in treatment and refining charges	(29)	(13)

	$1,306	$1,014

Copper Sales increased $529 in 2010 compared to 2009 due to an $0.83 per pound increase in the average realized price after treatment and refining charges and 32 million additional pounds sold.

Copper Sales increased $567 in 2009 compared to 2008 due to 217 million additional pounds sold. For a complete discussion regarding variations in copper volumes, see Results of Consolidated Operations below.

The following analysis reflects the changes in consolidated copper sales:

	Years Ended December 31,
	2010	2009	2008

Consolidated copper sales:
Gross before provisional pricing	$1,842	$1,283	$878
Provisional pricing mark-to-market gain	120	173	(47)

Gross after provisional pricing	1,962	1,456	831
Less: Treatment and refining charges	(114)	(137)	(79)

Net	$1,848	$1,319	$752

Consolidated copper pounds sold (millions)	539	507	290
Average realized copper price (per pound):
Gross before provisional pricing	$3.42	$2.53	$3.03
Provisional pricing mark-to-market gain	0.22	0.33	(0.16)

Gross after provisional pricing	3.64	2.86	2.87
Less: Treatment and refining charges	(0.21)	(0.26)	(0.28)

Net	$3.43	$2.60	$2.59

The change in consolidated copper sales is due to:

	2010 vs.	2009 vs.
	2009	2008

Increase in consolidated pounds sold	$88	$623
Increase in average realized copper price	418	2
Decrease (increase) in treatment and refining charges	23	(58)

	$529	$567

The following is a summary of consolidated gold and copper sales, net:

	Years Ended December 31,
	2010	2009	2008

Gold
North America:
Nevada	$2,111	$1,943	$1,929
La Herradura	217	113	83

	2,328	2,056	2,012

South America:
Yanacocha	1,778	2,013	1,613
Asia Pacific:
Boddington	834	101	—
Batu Hijau	776	550	261
Kalgoorlie	463	329	264
Jundee	416	413	342
Tanami	311	280	321
Waihi	131	116	123

	2,931	1,789	1,311

Africa:
Ahafo	655	528	435
Corporate and other	—	—	1

	7,692	6,386	5,372

Copper
Asia Pacific:
Batu Hijau	1,686	1,292	752
Boddington	162	27	—

	1,848	1,319	752

	$9,540	$7,705	$6,124

Costs applicable to sales for gold increased in 2010 compared to 2009 due to a full year of Boddington production and higher mining and milling costs, partially offset by lower sales volumes, higher by-product credits and a build-up of inventories and stockpiles. The increase in 2009 compared to 2008 was due to higher sales volumes and higher royalty and workers participation costs, partially offset by higher by-product sales and lower diesel costs. Costs applicable to sales for copper increased in 2010 from 2009 due to higher production and waste mining costs at Batu Hijau and a full year of Boddington production. The decrease in 2009 from 2008 was due to lower diesel and mining costs, partially offset by higher labor costs and the start-up of Boddington production. For a complete discussion regarding variations in operations, see Results of Consolidated Operations below.

Amortization expense increased in 2010 from 2009 due to a full year of Boddington production, additional equipment purchases and higher capitalized mine development. Amortization expense increased in 2009 from 2008 due to the start-up of Boddington, higher underground production at Nevada and Jundee, development of North Lantern in Nevada, a full year’s amortization of Hope Bay infrastructure and higher production at Batu Hijau. Amortization expense fluctuates as capital expenditures increase or decrease and as production levels increase or decrease due to the use of the units-of-production amortization method for mineral interests and mine development. For a complete discussion, see Results of Consolidated Operations, below. We expect Amortization expense to be approximately $1,025 to $1,035 in 2011.

The following is a summary of Costs applicable to sales and Amortization by operation:

	Costs Applicable to Sales			Amortization
	Years Ended December 31,			Years Ended December 31,
	2010	2009	2008	2010	2009	2008

Gold
North America:
Nevada	$974	$1,019	$993	$271	$261	$246
La Herradura	73	42	38	19	11	8

	1,047	1,061	1,031	290	272	254
South America:
Yanacocha	630	642	637	162	168	170
Asia Pacific:
Boddington	400	45	—	113	15	—
Batu Hijau	155	118	124	42	30	25
Kalgoorlie	211	210	231	15	15	16
Jundee	132	136	149	33	49	34
Tanami	173	174	207	43	47	39
Waihi	69	57	55	17	25	33

	1,140	740	766	263	181	147
Africa:
Ahafo	237	242	205	78	68	63

	3,054	2,685	2,639	793	689	634
Copper
Asia Pacific:
Batu Hijau	337	307	399	90	78	80
Boddington	93	16	—	25	4	—

	430	323	399	115	82	80
Other
Hope Bay	—	—	—	13	12	1
Asia Pacific	—	—	—	2	3	3
Corporate and other	—	—	—	22	20	20

	—	—	—	37	35	24

	$3,484	$3,008	$3,038	$945	$806	$738

Exploration expense increased to $218 in 2010 from $187 in 2009 due to additional near mine expenditures in all regions, with the largest increase in Nevada at Leeville/Turf and Midas. Exploration expense decreased in 2009 from $213 in 2008 due to a reduced drilling program related to our focus on net cash flow generation and a more selective and strategic exploration program. We expect Exploration expense to be approximately $335 to $345 in 2011.

During 2010, we added 8.2 million ounces to proven and probable reserves, with 6.5 million ounces of depletion. Reserve additions of 8.2 million ounces were primarily due to conversion of mineralized material at Leeville (1.8 million ounces), Ahafo (1.5 million ounces), Twin Creeks (1.4 million ounces), Phoenix (0.8 million ounces), La Herradura (0.7 million ounces) and Tanami

(0.7 million ounces) with most of the remaining additions coming from open pit and underground sources in the United States, Australia and South America (1.8 million ounces). Gold reserves were revised down by 0.5 million ounces at Akyem in Ghana, primarily due to new mining assumptions and higher cutoff grades. The estimated impact of the change in gold price assumption on these reserve additions was an increase of 1.7 million ounces.

During 2009, we added 6.4 million ounces to proven and probable reserves, with 6.8 million ounces of depletion. Reserve additions of 6.4 million ounces were primarily due to conversion of mineralized material at Gold Quarry (2.9 million ounces), Boddington (1.3 million ounces), Tanami (0.5 million ounces) and Ahafo (0.5 million ounces) with most of the remaining additions coming from open pit and underground sources in Australia and South America (0.6 million ounces). Gold reserves were revised down by 0.3 million ounces at Phoenix in Nevada, primarily due to metallurgy, geology and modeling impacts. The estimated impact of the change in gold price assumption on these reserve additions was an increase of 1.7 million ounces.

During 2008, we added 5.2 million ounces to proven and probable reserves, with 6.7 million ounces of depletion. Reserve additions from exploration of 4.4 million ounces were primarily due to conversion of mineralized material at Boddington (1.6 million ounces, 66.67% ownership), with most of the remaining additions coming from several open pit and underground sites in Nevada (totaling 1.2 million ounces) and from underground sites in Australia (0.7 million ounces). Gold reserves were revised down by 1.1 million ounces, primarily due to metallurgy, geology and modeling impacts at Phoenix in Nevada. The impact of the change in gold price assumption on reserve additions was an increase of 1.9 million ounces.

Advanced projects, research and development expense includes development project management costs, feasibility studies and certain drilling costs. Advanced projects, research and development expense increased 60% in 2010 compared to 2009 due to additional spending at Hope Bay and increased spending to accelerate internal growth opportunities across our portfolio. Significant projects include the Hope Bay gold project in Nunavut, Canada, the Subika underground and Akyem gold projects in Ghana and the Conga copper and gold project in Peru. We expect Advanced projects, research and development expense to be approximately $405 to $415 in 2011, with a focus on the major projects above.

	Years Ended December 31,
	2010	2009	2008

Major projects:
Hope Bay	$74	$25	$39
Subika underground	11	2	—
Conga	8	4	4
Akyem	5	8	7
Boddington	—	25	3
Other projects:
Technical and project services	49	24	23
Corporate	29	14	15
Other	40	33	75

	$216	$135	$166

General and administrative expense increased to $178 in 2010 compared to $159 in 2009 due to higher benefit and compensation costs. General and administrative expense increased in 2009 compared to $144 in 2008 due to higher benefits, mainly pension and other post retirement costs. General and administrative expense as a percentage of Sales was 1.9% in 2010, compared to 2.1% and 2.4% in 2009 and 2008, respectively. We expect General and administrative expense to be approximately $190 to $200 in 2011.

Write-down of property, plant and mine development totaled $6, $7 and $137 for 2010, 2009 and 2008, respectively. The 2010 write-down primarily related to asset disposals in North America and Asia Pacific. The 2009 write-down primarily related to asset disposals in Asia Pacific and South America. The 2008 write-down primarily related to mineral interests and other assets in North America and Asia Pacific. In North America, the Fort a la Corne JV assets were impaired based on 2008 geologic results and potential project economics leading to our decision to cease funding our share of project development costs.

Other expense, net was $261, $358 and $240 for 2010, 2009 and 2008, respectively. The decrease in 2010 over 2009 is due to costs related to acquiring the remaining interest in Boddington, higher charges related to the Western Australian power plant, and a workforce reduction that impacted 3% of our global workforce in 2009, partially offset by higher community development costs at Batu Hijau in 2010. The increase in 2009 over 2008 is due to costs related to acquiring the remaining interest in Boddington in 2009, the workforce reduction that impacted 3% of our global workforce and an increase in expenses for the Western Australian power plant, partially offset by the recovery of provision for doubtful accounts expensed in 2008.

Other income, net was $109, $88 and $123 for 2010, 2009 and 2008, respectively. The increase in 2010 over 2009 is primarily related to an increase in Canadian Oil Sands Trust distributions due to higher oil prices in 2010 and sales of non-core assets, partially offset by foreign currency exchange losses. The decrease in 2009 over 2008 is primarily related to a decrease in Canadian Oil Sands Trust distributions due to lower oil prices in 2009 and higher gains on sale of investments and exploration properties in 2008, partially offset by the other-than-temporary investment impairment in 2008.

Interest expense, net was $279, $120 and $135 for 2010, 2009 and 2008, respectively. Capitalized interest totaled $21, $111 and $47 in each year, respectively. Interest expense, net increased in 2010 compared to 2009 due to the reduction in capitalized interest as Boddington achieved commercial production in November 2009 and interest related to the 2019 and 2039 senior notes issued during September 2009, partially offset by lack of interest due to the prepayment in 2010 of the PTNNT project financing and Yanacocha senior notes and credit facility. Interest expense, net decreased in 2009 from 2008 due to higher capitalized interest related to the higher construction investments at Boddington, partially offset by additional interest on the senior notes issued in September 2009 and convertible senior notes issued in February 2009. We expect Interest expense, net to be approximately $235 to $245 in 2011.

Income and mining tax expense was $856, $829 and $142 in 2010, 2009 and 2008, respectively. The effective tax rates were 21%, 28% and 11% in 2010, 2009 and 2008, respectively. The lower effective tax rate in 2010 and 2008 is primarily due to tax benefits recognized as a result of “check the box” elections made with respect to certain of our non-U.S. subsidiaries. As a result of the elections, the subsidiaries are treated as flow-through entities for U.S. federal income tax purposes. The restructurings in 2010 resulted in the recording of a deferred tax asset, calculated as the difference between fair market valuations of the subsidiaries compared to the underlying financial statement basis in the assets. The restructuring in 2008 resulted in a significant loss that allowed us to recover income taxes paid in prior years. Without the restructuring, the effective tax rate for 2010 and 2008 would have been 32% and 24%, respectively. Although the 2010 tax benefit from the restructuring was much larger than the amount in 2008 ($440 as opposed to $159), the impact to the overall effective tax rate was diluted due to the large pretax book income for that year.

The factors that most significantly impacted our effective tax rates for the three periods are percentage depletion, changes in estimates of reserves for income tax uncertainties and the impact of certain specific transactions. Many of these factors are sensitive to the average realized price of gold and other metals. For a complete discussion, see Note 10 to the Consolidated Financial Statements.

Based on the uncertainty and inherent unpredictability of the factors influencing our effective tax rate and the sensitivity of such factors to gold and other metals prices as discussed above, the effective tax rate is expected to be volatile in future periods. The effective tax rate is expected to be between 28% and 32% in 2011.

Net income attributable to noncontrolling interests was as follows:

	Years Ended December 31,
	2010	2009	2008

Batu Hijau	$549	$445	$98
Yanacocha	292	354	232
Other	(2)	(3)	(1)

	$839	$796	$329

Net income attributable to noncontrolling interests increased in 2010 from 2009 as a result of higher earnings at Batu Hijau and the required March 2010 divestiture of Batu Hijau, partially offset by lower earnings at Yanacocha and the additional 17% economic interest in Batu Hijau as a result of advancing funds to certain noncontrolling partners in exchange for their share of Batu Hijau’s dividends, net of withholding tax (for a complete discussion see Results of Consolidated Operations below). The 2009 increase over 2008 resulted from increased earnings at Batu Hijau and Yanacocha and divestiture of a portion of Batu Hijau in accordance with the provisions of the Contract of Work. See Note 13 to the Consolidated Financial Statements for a discussion of the changes in our Batu Hijau ownership.

Equity income (loss) of affiliates was as follows:

	Years Ended December 31,
	2010	2009	2008

AGR Matthey Joint Venture	$3	$5	$(2)
Regis Resources Ltd.	—	—	(3)
Minera La Zanja S.R.L.	10	(4)	—
Euronimba Ltd.	(10)	(17)	—

	$3	$(16)	$(5)

The AGR Matthey Joint Venture (“AGR”) was dissolved in 2010. Our interest in Regis Resources Ltd. (“Regis Resources”) was diluted in 2009 to a level where we no longer account for our interest in Regis Resources pursuant to the equity method. In 2008, Newmont purchased additional shares of European Gold Refineries (“EGR”) resulting in our consolidation of EGR. In 2009, we began accounting for our investments in Minera La Zanja S.R.L. (46.94%) and Euronimba Ltd. (43.5%) on the equity method.

Income (loss) from discontinued operations was as follows:

	Years Ended December 31,
	2010	2009	2008

Sales	$—	$32	$75
Income (loss) from operations:
Kori Kollo	$—	$1	$(9)
Other	—	—	6

	—	1	(3)

Non-operating gain (loss)	(40)	(44)	1

Pre-tax income (loss)	(40)	(43)	(2)
Income tax benefit	12	27	15

Income (loss) from discontinued operations	$(28)	$(16)	$13

Discontinued operations include Kori Kollo sold in July 2009 and various other operations sold to third parties.

In December 2010, we recognized a $28 charge, net of tax benefits, for legal claims related to historic operations previously sold to third parties.

In July 2009, we sold our interest in Kori Kollo in Bolivia. As part of the transaction, a reclamation trust fund was established with the proceeds to be made available exclusively for closure and reclamation cost funding when operations eventually cease. We recognized a $16 charge in 2009, net of tax benefits, related to the sale.

Other comprehensive income, net of tax was $484 in 2010 and included non-cash adjustments for a $269 net gain in value of marketable securities, a $98 net gain on the translation of subsidiaries with non-U.S. dollar functional currencies, a $13 net loss related to pension and other post-retirement benefit adjustments and a $130 net gain on derivatives designated as cash flow hedges. Other comprehensive income, net of tax was $882 in 2009 and included non-cash adjustments for a $418 net gain in value of marketable securities, a $264 net gain on the translation of subsidiaries with non-U.S. dollar functional currencies, a $14 net gain related to pension and other post-retirement benefit adjustments and a $186 net gain on derivatives designated as cash flow hedges. Other comprehensive loss, net of tax was $1,212 in 2008 and included a $573 net loss in value of marketable securities, a $387 net loss on the translation of subsidiaries with non-U.S. dollar functional currencies, a $130 net loss related to pension and other post-retirement benefit adjustments and a $122 net loss on derivatives designated as cash flow hedges.

Results of Consolidated Operations

	Gold or Copper Produced			Costs Applicable to Sales(1)			Amortization
	2010	2009	2008	2010	2009	2008	2010	2009	2008
	(ounces in thousands)			($ per ounce)			($ per ounce)

Gold
North America	1,909	2,099	2,355	$551	$501	$445	$153	$128	$110
South America(2)	1,462	2,058	1,809	431	310	346	111	81	92
Asia Pacific(2)	2,535	1,832	1,464	474	410	515	109	100	99
Africa	545	532	525	450	444	408	150	125	126

Total/Weighted-Average	6,451	6,521	6,153	$485	$411	$429	$126	$105	$103

Attributable to Newmont(3)	5,392	5,237	5,201

	(pounds in millions)			($ per pound)			($ per pound)
Copper
Asia Pacific(2)	600	504	285	$0.80	$0.64	$1.38	$0.21	$0.16	$0.28

Attributable to Newmont	327	227	128

(1)	Consolidated Costs applicable to sales excludes Amortization and Reclamation and remediation.

(2)	Consolidated gold ounces includes noncontrolling interests’ share for Yanacocha and Batu Hijau. Consolidated copper pounds includes noncontrolling interests’ share for Batu Hijau.

(3)	Includes 32 and 76 thousand ounces from discontinued operations at Kori Kollo, Bolivia in 2009 and 2008, respectively.

2010 compared to 2009

Consolidated gold ounces produced decreased slightly due to:

•	lower production from South America due to mine sequencing resulting in increased waste mining, lower leach placement and lower mill ore grade; and

•	lower production from North America due to completion of mining at Deep Post in 2009 and geotechnical issues at Gold Quarry; mostly offset by

•	higher production from Asia Pacific due to a full year of Boddington production and higher ore grade and throughput at Batu Hijau; and

•	higher production from Africa due to higher ore grade.

Consolidated copper pounds produced increased 19% due to higher ore grade and throughput at Batu Hijau and a full year of Boddington production.

Costs applicable to sales per consolidated gold ounce sold increased 18% due to lower production from South America, a full year of higher cost production at Boddington and higher diesel, royalty and waste mining costs, partially offset by higher by-product credits. Costs applicable to sales per consolidated copper pound sold increased 25% due to higher waste mining at Batu Hijau and a full year of higher cost production at Boddington, partially offset by higher production at Batu Hijau.

2009 compared to 2008

Consolidated gold ounces produced increased 6% due to:

•	higher production from Asia Pacific primarily as a result of higher ore grade and throughput at Batu Hijau and the start-up of Boddington; and

•	higher production from South America as a result of higher grade and throughput at the Yanacocha mill; partially offset by

•	lower production from North America due to lower grade and lower leach placement in Nevada.

Consolidated copper pounds produced increased 77% due to higher ore grades and throughput at Batu Hijau and the start-up of Boddington.

Costs applicable to sales per consolidated gold ounce sold decreased 4% due to higher production, lower diesel costs and higher by-product credits partially offset by higher royalties and workers’ participation costs. Costs applicable to sales per consolidated copper pound sold decreased 54% due to higher copper production, lower waste removal costs at Batu Hijau, lower diesel costs and a lower co-product allocation of costs to copper at Batu Hijau.

We expect 2011 gold production of approximately 5.1 to 5.3 million ounces attributable to Newmont, primarily due to lower production at Batu Hijau as it moves into Phase 6 stripping, partially offset by higher production at Nevada and Ahafo. Consolidated Costs applicable to sales per ounce for 2011 are expected to be approximately $560 to $590 due to lower production at Batu Hijau combined with higher costs for energy, labor and contracted services. We expect 2011 copper production attributable to Newmont of approximately 190 to 220 million pounds at consolidated Costs applicable to sales per pound of approximately $1.25 to $1.50 due to lower production at Batu Hijau.

North America Operations

	Gold Ounces Produced			Costs Applicable to Sales(1)			Amortization
	2010	2009	2008	2010	2009	2008	2010	2009	2008
	(in thousands)			($ per ounce)			($ per ounce)

Nevada	1,735	1,986	2,260	$565	$509	$447	$157	$130	$111
La Herradura(2)	174	113	95	420	372	397	110	95	86

Total/Weighted-Average	1,909	2,099	2,355	$551	$501	$445	$153	$128	$110

Attributable to Newmont	1,909	2,099	2,355

(1)	Consolidated Costs applicable to sales excludes Amortization and Reclamation and remediation.

(2)	Our proportionately consolidated 44%.

2010 compared to 2009

Nevada, USA.  Gold ounces produced decreased 13% due to the completion of underground mining at Deep Post in 2009, lower Gold Quarry ore mined as a result of a geotechnical issue which occurred in December 2009 and lower leach tons placed at Twin Creeks and Carlin, partially offset by increased underground mining at Leeville. Total ore tons mined were 26% lower primarily due to the Gold Quarry slope failure and the completion of mining at North Lantern in April 2010. Ore placed on leach pads decreased 62% to 4.5 million tons. Costs applicable to sales per ounce increased 11% due to lower production, partially offset by higher by-product credits. Amortization per ounce increased 21% due to lower production and higher underground development costs.

La Herradura, Mexico.  Gold ounces produced increased 54% due to the commencement of commercial production at the Soledad and Dipolos pits in January 2010. Costs applicable to sales per ounce increased 13% due to higher waste tons mined. Amortization per ounce increased 16% due to new equipment purchases.

2009 compared to 2008

Nevada, USA.  Gold ounces produced decreased 12% due to lower mill ore grades from Leeville as well as the completion of mining at Deep Post and mine sequencing changes at Gold Quarry resulting in lower leach placement. Ore placed on leach pads decreased 40% to 11.9 million tons, primarily as a result of mine sequencing at Gold Quarry, partially offset by the start-up of North Lantern. Costs applicable to sales per ounce increased 14% due to lower production and higher underground mining costs, partially offset by lower fuel costs and higher by-product credits. Amortization per ounce increased 17% due to lower production, higher underground development costs and a full year of power plant operations.

La Herradura, Mexico.  Gold ounces produced increased 19% due to higher leach placement. Costs applicable to sales per ounce decreased 6% due to higher production and lower fuel costs. Amortization per ounce increased 10% due to new equipment purchases.

Gold production for North America in 2011 is expected to be approximately 2.0 to 2.1 million ounces at Costs applicable to sales per ounce of approximately $560 to $600. Production from Nevada operations have been impacted by the December 2009 geotechnical event at Gold Quarry, limiting access to ore originally scheduled to be mined in 2010 and 2011. During 2010, we mined through the impacted area and expect to reestablish access to ore in the first half of 2011.

South America Operations

	Gold Ounces Produced			Costs Applicable to Sales(1)			Amortization
	2010	2009	2008	2010	2009	2008	2010	2009	2008
	(in thousands)			($ per ounce)			($ per ounce)

Yanacocha (51.35% owned)(2)	1,462	2,058	1,809	$431	$310	$346	$111	$81	$92

Attributable to Newmont(3)	771	1,057	929

(1)	Consolidated Costs applicable to sales excludes Amortization and Reclamation and remediation.

(2)	Consolidated gold ounces produced includes noncontrolling interests’ share.

(3)	Includes 21 thousand ounces in 2010 from our 46.94% non-consolidated interest in La Zanja.

2010 compared to 2009

Yanacocha, Peru.  Gold ounces produced decreased 29% due to mine sequencing resulting in increased waste mining, lower leach placement, transitional ore stockpiling at La Quinua and lower grade and recovery resulting in lower mill production. Leach tons placed decreased from 136 million tons to 59 million tons. Costs applicable to sales per ounce increased 39% due to higher waste material mined, lower production, higher labor, diesel and maintenance costs, and higher workers’ participation and royalty costs as a result of higher gold prices, partially offset by higher by-product credits. Amortization per ounce increased 37% due to lower production.

2009 compared to 2008

Yanacocha, Peru.  Gold ounces produced increased 14% as higher ore grade and recovery resulted in higher mill production, partially offset by lower leach production due to longer recovery times. Ore placed on the leach pads increased to 136 million tons from 98 million tons at a consistent grade of 0.018 ounces per ton. Costs applicable to sales per ounce decreased 10% due to lower waste material mined, higher production, lower diesel costs and higher by-product credits, partially offset by higher workers participation and royalty costs as a result of higher gold prices. Amortization per ounce decreased 12% due to higher production.

Gold production for South America in 2011 is expected to be approximately 715,000 to 775,000 ounces attributable to Newmont, due to lower leach production at Yanacocha. Costs applicable to sales per ounce are expected to increase in 2011 to approximately $500 to $550, primarily due to lower gold production and higher contracted services and supplies.

Asia Pacific Operations

	Gold Ounces Produced			Costs Applicable to Sales(1)			Amortization
	2010	2009	2008	2010	2009	2008	2010	2009	2008
	(in thousands)			($ per ounce)			($ per ounce)

Gold
Boddington	728	122	—	$590	$468	$—	$166	$160	$—
Batu Hijau(2)(3)	737	560	269	237	214	414	63	55	85
Other
Kalgoorlie(4)	377	337	306	558	624	760	41	43	52
Jundee	335	411	378	393	331	395	99	120	91
Tanami	250	289	367	689	599	567	170	160	108
Waihi	108	113	144	647	481	390	156	215	234

	1,070	1,150	1,195	546	499	541	101	117	103

Total/Weighted-Average	2,535	1,832	1,464	$474	$410	$515	$109	$100	$99

Attributable to Newmont(5)	2,167	1,517	1,316

	Copper Pounds Produced			Costs Applicable to Sales(1)			Amortization
	2010	2009	2008	2010	2009	2008	2010	2009	2008
	(in millions)			($ per pound)			($ per pound)
Copper
Boddington	58	10	—	$1.86	$1.77	$—	$0.51	$0.46	$—
Batu Hijau(2)(3)	542	494	285	0.69	0.62	1.38	0.19	0.16	0.28

Total/Weighted-Average	600	504	285	$0.80	$0.64	$1.38	$0.21	$0.16	$0.28

Attributable to Newmont	327	227	128

(1)	Consolidated Costs applicable to sales excludes Amortization and Reclamation and remediation.

(2)	Consolidated gold ounces and copper pounds produced includes noncontrolling interests’ share.

(3)	Our weighted-average economic interest based on copper production was 49.55%, 43.89% and 45.00% in 2010, 2009 and 2008, respectively. See Note 13 to the Consolidated Financial Statements for a discussion of the changes in our ownership of Batu Hijau.

(4)	Our proportionately consolidated 50%.

(5)	Includes 5 thousand ounces in 2010 from our non-consolidated interest in Duketon.

Boddington, Australia.  Boddington produced 728,000 ounces of gold and 58 million pounds of copper at Costs applicable to sales of $590 per ounce ($487 on a by-product basis; see “Non-GAAP Financial Measures” on page 72) and $1.86 per pound on a co-product basis. As Boddington continued to ramp-up in 2010, production was below original expectations due to lower than anticipated gold grade and mill throughput. Costs applicable to sales were higher than expected due to higher mining and mill maintenance costs. Amortization per ounce was higher than expected due to lower production.

2010 compared to 2009

Batu Hijau, Indonesia.  Copper and gold production increased 10% and 32%, respectively, due to higher grade and mill throughput as a result of mining at the bottom of Phase 5 and processing softer ore, partially offset by lower recovery. Unseasonably dry weather permitted additional mining in the bottom of Phase 5 during the fourth quarter. Beginning in 2011, we expect to process primarily stockpiled ore until Phase 6 ore becomes the primary mill feed commencing in late 2013. Costs applicable to sales increased 11% per pound and per ounce due to higher waste mining and milling costs, including higher labor and diesel costs. Amortization increased 19% per pound and 15% per ounce due to higher equipment additions, partially offset by higher production.

Other Australia/New Zealand.  Gold production decreased 7% due to lower mill grade at Jundee and Waihi and lower mill grade and throughput at Tanami, partially offset by higher grade, throughput and recovery at Kalgoorlie. Costs applicable to sales per ounce increased 9% due to lower production and a weaker U.S. dollar. Changes in Australia and New Zealand exchange rates increased Costs applicable to sales per ounce by $33. Amortization per ounce decreased 14% due to lower mine development costs at Waihi and Jundee, partially offset by lower production.

2009 compared to 2008

Batu Hijau, Indonesia.  Consolidated copper pounds and gold ounces produced increased 73% and 108%, respectively, due to higher mill throughput, grade and recovery due to processing higher grade Phase 5 ore compared to ore sourced primarily from lower grade and harder ore stockpiles in 2008. Costs applicable to sales decreased 55% per pound and 48% per ounce due to higher production. Costs applicable to sales per ounce also decreased due to a higher co-product allocation of costs to copper due to a higher realized copper price. Amortization decreased 43% per pound and 35% per ounce due to higher production.

Other Australia/New Zealand.  Gold ounces produced decreased 4% due to lower throughput as a result of unplanned mill maintenance and lower grade at Tanami and a temporary suspension of milling operations due to an electrical fire at Waihi, partially offset by higher throughput and grade at Jundee and higher throughput, grade and recovery at Kalgoorlie. Costs applicable to sales per ounce decreased 8% due to lower diesel prices, partially offset by lower production, a stronger Australian dollar and higher royalties. Amortization per ounce increased 14% due to lower production, a higher mix of underground production at Jundee and a shortened mine life adjustment at Tanami.

Gold production for Asia Pacific is expected to decrease in 2011 to approximately 1.9 to 2.0 million ounces attributable to Newmont at higher consolidated Costs applicable to sales per ounce of approximately $600 to $675 in 2011, primarily due to lower production at Batu Hijau. We expect copper production for the Asia Pacific region of approximately 190 to 220 million pounds attributable to Newmont at consolidated Costs applicable to sales per pound of approximately $1.25 to $1.50 in 2011.

Africa Operations

	Gold Ounces Produced			Costs Applicable to Sales(1)			Amortization
	2010	2009	2008	2010	2009	2008	2010	2009	2008
	(in thousands)			($ per ounce)			($ per ounce)

Ahafo	545	532	525	$450	$444	$408	$150	$125	$126

Attributable to Newmont	545	532	525

(1)	Consolidated Costs applicable to sales excludes Amortization and Reclamation and remediation.

2010 compared to 2009

Ahafo, Ghana.  Gold ounces produced increased due to higher grade ore mined at Apensu in 2010 and the commencement of production at Amoma in October 2010. Costs applicable to sales per ounce increased slightly due to higher labor, power, diesel and royalty costs, partially offset by higher production. Amortization per ounce increased 20% due to higher capitalized mine development and equipment additions.

2009 compared to 2008

Ahafo, Ghana.  Gold ounces produced increased due to higher throughput, partially offset by lower mill recovery. Costs applicable to sales per ounce increased 9% due to higher labor, contracted services, maintenance and power costs, partially offset by lower diesel prices. Amortization per ounce decreased slightly as higher production was offset by equipment additions.

Gold production for the Africa operations is expected to be approximately 550,000 to 590,000 ounces in 2011 due to mining higher ore grade. Costs applicable to sales per ounce of approximately $485 to $535 are expected for 2011, primarily as a result of higher energy prices and higher labor and royalty costs.

Foreign Currency Exchange Rates

In addition to our domestic operations in the United States, we have operations in Australia, New Zealand, Peru, Indonesia, Ghana and other foreign locations. Our operations sell their production based on U.S. dollar metal prices.

Fluctuations in foreign currency exchange rates in relation to the U.S. dollar can increase or decrease profit margins and Costs applicable to sales to the extent costs are paid in foreign currencies. Such fluctuations have not had a material impact on our revenue since gold and copper are sold throughout the world principally in U.S. dollars. Approximately 36%, 24% and 27% of our Costs applicable to sales were paid in currencies other than the U.S. dollar in 2010, 2009 and 2008, respectively. Our Costs applicable to sales are most significantly impacted by variations in the Australian dollar/U.S. dollar exchange rate. However, variations in the Australian dollar/U.S. dollar exchange rate historically have been strongly correlated to variations in the U.S. dollar gold price over the long-term. Increases or decreases in costs at Australian locations due to exchange rate changes have therefore tended to be mitigated by changes in sales reported in U.S. dollars at Australian locations. No assurance, however, can be given that the Australian dollar/U.S. dollar exchange rate will continue to be strongly correlated to the U.S. dollar gold price in the future.

Variations in local currency exchange rates in relation to the U.S. dollar at our foreign mining operations increased Costs applicable to sales per ounce $10, net of hedging, in 2010 compared to 2009, and decreased Costs applicable to sales per ounce $6, net of hedging, in 2009 from 2008, primarily due to movements in the Australian dollar.

We hedge a portion of our forecasted Australian dollar denominated operating expenditures. At December 31, 2010, we have hedged 72%, 45% and 22% of our forecasted Australian denominated operating costs in 2011, 2012 and 2013, respectively, at an average rate of 0.82, 0.84 and 0.84, respectively.

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

Liquidity and Capital Resources

Cash Provided from Operations

Net cash provided from continuing operations was $3,180, $2,914 and $1,397 for 2010, 2009 and 2008, respectively, and was impacted by the following key factors:

	Years Ended December 31,
	2010	2009	2008

Consolidated gold ounces sold (in thousands)	6,296	6,534	6,150
Average price received per ounce of gold, net(1)	$1,222	$977	$874
Costs applicable to sales per ounce of gold sold(2)	$485	$411	$429
Consolidated copper pounds sold (in millions)	539	507	290
Average price received per pound of copper, net(1)	$3.43	$2.60	$2.59
Costs applicable to sales per pound of copper sold(2)	$0.80	$0.64	$1.38

(1)	After treatment and refining charges.

(2)	Excludes Amortization and Reclamation and remediation.

Net cash provided from continuing operations was a record $3,180 in 2010, an increase of $266 from 2009 due to higher realized gold and copper prices of $1,569 and $418, respectively, and increased consolidated copper sales volume of $88; partially offset by decreased gold sales volume of $234, as discussed above in Consolidated Financial Results. The increase was also partially offset by higher costs applicable to sales of $476, primarily from a full year of Boddington operations, higher interest expense of $159, higher current income and mining tax expense of $408, and an additional $527 investment in working capital (trade receivables, inventories, stockpiles and ore on leach pads). Cash flow provided from operations during 2009 was $2,914, an increase of $1,517 from 2008 due to higher realized gold prices of $690 and increased gold and copper sales volume of $337 and $623, respectively, as discussed above in Consolidated Financial Results and a $400 lower investment in working capital. The increase was partially offset by lower distributions from the Canadian Oil Sands Trust of $84 and higher current income and mining tax expense of $370.

We are currently planning to contribute $18 to our retirement benefit programs in 2011. For additional discussion see Note 8 to the Consolidated Financial Statements.

Investing Activities

Net cash used in investing activities of continuing operations was $1,419 in 2010 compared to $2,781 and $2,146 in 2009 and 2008, respectively, for the reasons explained below.

Additions to property, plant and mine development were $1,402, $1,769 and $1,870 for continuing operations in 2010, 2009 and 2008, respectively, as follows:

	Years Ended December 31,
	2010	2009	2008

North America:
Nevada	$298	$205	$299
Hope Bay	115	5	82
La Herradura	41	54	27

	454	264	408

South America:
Yanacocha	167	119	202
Conga	134	27	34

	301	146	236

Asia Pacific:
Boddington	146	1,093	815
Jundee	44	29	36
Tanami	94	74	52
Kalgoorlie	25	11	14
Waihi	13	8	28
Batu Hijau	67	44	83
Other	17	3	2

	406	1,262	1,030

Africa:
Ahafo	109	75	109
Akyem	70	10	2

	179	85	111
Corporate and Other	34	16	20

Accrual basis	1,374	1,773	1,805
Decrease (increase) in accrued capital expenditures	28	(4)	65

Cash basis	$1,402	$1,769	$1,870

Capital expenditures in North America during 2010 included $41 for La Herradura primarily for equipment purchases, leach pad expansion and surface development, $43 for Leeville/Turf development, $95 for surface and underground development, $37 for process facilities improvements and upgrades, $26 for reserve conversion and other capital drilling and $22 for mine equipment in Nevada. Hope Bay expenditures included $115 primarily for equipment and other infrastructure. South America capital expenditures included $134 primarily for engineering, capitalized labor costs and land acquisitions for the Conga project and $53 for leach pad expansions, $31 for surface equipment and $20 for surface improvements at Yanacocha. Capital expenditures in Asia Pacific included $109 for surface and underground equipment, $83 for surface improvements and underground mine development, $88 for tailings facilities and $55 for process facilities. Capital expenditures in Africa included $26 for Amoma construction, $38 for the Subika expansion project, $21 for tailings dams and $70 primarily for land acquisitions and surface development for the Akyem project.

Capital expenditures in North America during 2009 included $54 for La Herradura development, $20 for Leeville/Turf development, $71 for surface and underground development, $24 for reserve conversion and other capital drilling and $23 for mine equipment in Nevada. Hope Bay expenditures included $5 for project infrastructure. South America capital expenditures included $27 for the Conga project and $37 for leach pad expansions and $32 for surface improvements at Yanacocha. Capital expenditures in Asia Pacific included $1,093 for Boddington and $106 for surface and underground mine development in Other Australia/New Zealand. Batu Hijau’s capital expenditures included $10 for mine equipment purchases and $17 for mine dewatering. Capital expenditures in Africa included $6 for infrastructure and land, $28 for Amoma land acquisition and road construction, $14 for tailings dams and $10 for the Akyem project.

Capital expenditures in North America during 2008 included $40 for completion of the power plant, $73 for surface and underground development, $55 for tailings dams and $19 for mine equipment in Nevada. Hope Bay expenditures included $82 for project infrastructure. South America capital expenditures included $35 for completion of the gold mill, $61 for leach pad expansions at Yanacocha and $34 for the Conga project. Capital expenditures in Asia Pacific included $815 for construction of the Boddington project and $59 for underground mine development in Other Australia/New Zealand. Batu Hijau’s capital expenditures included $42 for a tailings pipeline, $16 for mine equipment purchases and $14 for mine dewatering. Capital expenditures in Africa included $34 for surface development, $28 for mine equipment purchases and $22 for infrastructure and land.

During 2010, 2009 and 2008, $57, $29 and $18, respectively, of drilling and related costs were capitalized and included in mine development costs. These capitalized costs included $26 at North America, $23 at Asia Pacific and $8 at Africa in 2010, $24 at North America and $5 at Asia Pacific in 2009; and $10 at Asia Pacific and $8 at North America in 2008.

During 2010, 2009 and 2008, $36, $26 and $27, respectively, of pre-stripping costs were capitalized and included in mine development costs. Pre-stripping costs included the Lantern 3 pit in Nevada and El Tapado Oeste at Yanacocha in 2010, the North Lantern pit in Nevada in 2009 and the Bobstar and North Lantern pits in Nevada and the Awonsu and Amoma pits at Ahafo in 2008.

We anticipate capital expenditures of approximately $2,700 to $3,000 in 2011, with approximately 60% of the 2011 capital budget allocated to several expansion and optimization projects, routine replacements, new project development and other mine life extension efforts and the remaining 40% allocated to project development, including the development of the Akyem project in Ghana, the Conga project in Peru, Hope Bay in Canada, and the Nevada project portfolio.

Acquisitions, net.  In 2009, we paid $982 to acquire the remaining 33.33% interest in Boddington. Consideration also included quarterly contingent payments capped at a combined $100, equal to 50% of the average realized operating margin (Sales less Costs applicable to sales on a by-product basis), if any, exceeding $600 per ounce, payable on one-third of gold sales from Boddington beginning in the second quarter of 2010. During 2010, we paid $4 in contingent payments in accordance with the Boddington acquisition agreement. Additionally, we paid $11 for a mining property near the La Herradura, Mexico operation in 2009. During the first quarter of 2008, we paid $318 to complete the acquisition of the Hope Bay project. In April 2008, we purchased additional shares of EGR for $7, net of cash acquired, bringing our ownership interest to 56.67% from 46.72%. In November 2008, EGR repurchased 6.55% of its own shares from a noncontrolling shareholder bringing our ownership to 60.64%.

Purchases and sales of marketable securities.  During 2010, we purchased marketable securities of $28 and we received $3 for the sale of marketable securities. During 2009, we purchased marketable securities of Regis Resources for $5 and we received $17 for the sale of Regis Resources shares and other marketable securities. During 2008, we purchased marketable securities of Gabriel Resources Ltd. for $11 and other marketable securities for $6 and we received $50 for the sale of marketable securities.

Proceeds from sale of other assets.  During 2010, we received $13 from the sale of our 40% interest in AGR and $5 and $4 for the sale of exploration properties in Armenia and Guyana, respectively. We also received $34 from the sale of other assets including non-core assets held at

Tanami. During 2009 and 2008, proceeds included $14 and $32, respectively, for the sale of other mining projects.

Financing Activities

Net cash provided from (used in) financing activities of continuing operations was $(915) in 2010, compared to $2,572 and $127 in 2009 and 2008, respectively, for the reasons explained below.

Proceeds from debt, net.  During 2009, we received proceeds from debt of $4,299, including $1,756 under our revolving credit facility, $1,080 net proceeds from the issuance of senior notes due in 2039, $895 net proceeds from the issuance of senior notes due in 2019, $504 net proceeds from the issuance of convertible senior notes due in 2012 and $64 from other credit facilities. During 2008, we received proceeds from debt of $5,078, including $4,987 under our revolving credit facility, $75 at Ahafo from an International Finance Corporation loan and $18 from shareholder loans.

At December 31, 2010 $153 of the $2,000 revolving credit facility is currently used to secure the issuance of letters of credit, primarily supporting reclamation obligations (see “Off-Balance Sheet Arrangements” below).

Repayment of debt.  During 2010, we repaid $430 of debt, including pre-payment of the $220 remaining under the PTNNT project financing facility and $96 and $52 under Yanacocha’s senior notes and credit facility, respectively, and scheduled debt repayments of $24 related to the sale-leaseback of the refractory ore treatment plant (classified as a capital lease) and $38 on other credit facilities and capital leases. During 2009, we repaid $2,731 of debt, including $2,513 under our revolving credit facility, $86 for Batu Hijau project financing scheduled debt repayments, $72 for short-term borrowings at Batu Hijau, $24 related to the sale-leaseback of the refractory ore treatment plant (classified as a capital lease) and $36 on other credit facilities and capital leases. During 2008, we repaid $4,483 of debt, including $4,230 under our revolving credit facility and scheduled debt repayments of $119 on maturity of the Australia notes, $87 related to Batu Hijau project financing, $22 related to the sale-leaseback of the refractory ore treatment plant (classified as a capital lease) and $25 on other credit facilities and capital leases.

Scheduled minimum debt repayments are $259 in 2011, $559 in 2012, $42 in 2013, $533 in 2014, $18 in 2015 and $3,030 thereafter. We expect to be able to fund maturities of debt from Net cash provided by operating activities, short-term investments, existing cash balances and available credit facilities.

At December 31, 2010 and 2009, we were in compliance with all required debt covenants and other restrictions related to our debt agreements.

Proceeds from stock issuance, net.  We received proceeds of $60, $1,278 and $29 during 2010, 2009 and 2008, respectively, from the issuance of common stock. In February 2009, we completed a public offering of 34,500,000 shares of common stock at $37 per share for net proceeds of $1,236.

Sale of subsidiary shares to noncontrolling interests.  In March 2010, November 2009 and December 2009, Nusa Tenggara Partnership (“NTP”) completed the sale of 7%, 10% and 7% of shares in PTNNT to a third party buyer, respectively. These transactions reduced our direct ownership interest in PTNNT to 31.5%. Cash proceeds from the 2010 and 2009 sales were $229 and $638, respectively, with our 56.25% share being $129 and $359, respectively, and the remaining balances paid to our NTP partner.

Acquisition of subsidiary shares from noncontrolling interests.  On June 25, 2010, P.T. Pukuafu Indah (“PTPI”), an unrelated noncontrolling partner of PTNNT, completed the sale of approximately a 2.2% interest in PTNNT to PT Indonesia Masbaga Investama (“PTIMI”). To enable the transaction to proceed, we released our rights to the dividends payable on this 2.2% interest and released our security interest in the associated shares. We further agreed to advance certain funds to PTIMI to enable it to purchase the interest in exchange for an assignment by PTIMI to us of the dividends payable on the 2.2% interest (net of withholding tax), a pledge of the shares as security for the loan and certain voting rights and obligations. The funds that we advanced to PTIMI and which it paid to PTPI for the shares were used by PTPI to reduce its outstanding loan balance with us. Upon completion of this transaction, PTPI requested and was allowed to make additional draw-downs under our agreement with PTPI. Our economic interest in PTPI’s and PTIMI’s combined 20% interest in PTNNT remains at 17% and has not changed as a result of these transactions.

On December 22, 2009, we entered into a transaction with PTPI whereby we agreed to advance certain funds to PTPI in exchange for a pledge of the noncontrolling partner’s 20% share of PTNNT dividends, net of withholding tax, certain voting rights and obligations and a commitment from PTPI to support the application of our standards to the operation of the Batu Hijau mine. As a result, our effective economic interest in PTNNT increased by 17%. In connection with the above transaction, we advanced additional funds to PTPI during 2010.

Dividends paid to noncontrolling interests.  We paid dividends of $462, $394 and $389 to noncontrolling interests during 2010, 2009 and 2008, respectively. The dividends paid in 2010 and 2009 included $100 and $279, respectively, for our NTP partner’s share of the interest sold in Batu Hijau during those years.

Dividends paid to common stockholders.  We paid annual dividends of $0.50 per common share during 2010 and $0.40 per common share during 2009 and 2008. Additionally, Newmont Mining Corporation of Canada Limited, a subsidiary of the Company, paid annual dividends of C$0.52, C$0.46 and C$0.43 during 2010, 2009 and 2008, respectively. On February 23, 2011, we declared a regular quarterly dividend of $0.15 per share, payable March 30, 2011 to holders of record at the close of business on March 15, 2011. Total dividends paid to common stockholders were $246, $196 and $182 in 2010, 2009 and 2008, respectively.

Discontinued Operations

Net operating cash provided from (used in) discontinued operations was $(13) in 2010, compared to $33 and $(104) in 2009 and 2008, respectively, as follows:

	Years Ended December 31,
	2010	2009	2008

Kori Kollo	$(13)	$33	$7
Income taxes and other	—	—	(111)

	$(13)	$33	$(104)

During 2008, we made tax payments of $153 related to the December 2007 royalty portfolio sale.

Net cash used in investing activities of discontinued operations was $11 in 2008 and included accrued expense payments on the royalty portfolio sale of $11 and additions to property, plant and mine development of $5 at Kori Kollo partially offset by proceeds of $5 from the sale of other former mining assets.

Net cash used in financing activities of discontinued operations was $2 and $4 in 2009 and 2008, respectively, for repayment of debt at Kori Kollo.

Corporate Revolving Credit Facility

The Company has an uncollateralized $2,000 revolving credit facility with a syndicate of commercial banks, which matures in April 2012. The facility contains a letter of credit sub-facility. Interest rates and facility fees vary based on the credit ratings of the Company’s senior, uncollateralized, long-term debt. Borrowings under the facilities bear interest at an annual interest rate of LIBOR plus a margin of 0.28% or the lead bank’s prime interest rate. Facility fees accrue at an annual rate of 0.07% of the aggregate commitments. The Company also pays a utilization fee of 0.05% on the amount of revolving credit loans and letters of credit outstanding under the facility for each day on which the sum of such loans and letters of credit exceed 50% of the commitments under the facility. At December 31, 2010 and 2009, the facility fees were 0.07% of the commitment. There was $153 and $452 outstanding under the letter of credit sub-facility at December 31, 2010 and 2009, respectively. At December 31, 2010, $nil was borrowed under the facility.

Debt Covenants

The Company’s senior notes, and sale-leaseback of the refractory ore treatment plant debt facilities contain various covenants and default provisions including payment defaults, limitation on liens, limitation on sales and leaseback agreements and merger restrictions.

The Ahafo project facility contains a financial ratio covenant requiring the Company to maintain a net debt (total debt net of cash and cash equivalents) to EBITDA (earnings before interest expense, income and mining taxes, depreciation and amortization) ratio of less than or equal to 4.0 and a net debt to total capitalization ratio of less than or equal to 62.5%.

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

At December 31, 2010 and 2009, we were in compliance with all debt covenants and provisions related to potential defaults.

Shelf Registration Statement

In September 2009, we filed with the Securities and Exchange Commission (the “SEC”) a shelf registration statement on Form S-3 which enables the Company to issue an indeterminate number or amount of common stock, preferred stock, debt securities, guarantees of debt securities and warrants from time to time at indeterminate prices. It also included the resale of an indeterminate amount of common stock, preferred stock and debt securities from time to time upon exercise of warrants or conversion of convertible securities.

Contractual Obligations

Our contractual obligations at December 31, 2010 are summarized as follows:

	Payments Due by Period
		Less Than	1-3	4-5	More Than
Contractual Obligations	Total	1 Year	Years	Years	5 Years

Debt(1)	$5,288	$418	$1,510	$340	$3,020
Capital lease obligations(1)	194	41	144	9	—
Reclamation and remediation obligations(2)	1,654	61	185	118	1,290
Employee-related benefits(3)	601	89	116	90	306
Uncertain income tax liabilities and interest(4)	36	—	—	—	36
Operating leases	113	26	49	16	22
Minimum royalty payments	389	28	83	55	223
Purchase obligations(5)	958	197	245	110	406
Other(6)	387	85	282	12	8

	$9,620	$945	$2,614	$750	$5,311

(1)	Amounts represent principal ($4,441) and estimated interest payments ($1,041) assuming no early extinguishment.

(2)	Mining operations are subject to extensive environmental regulations in the jurisdictions in which they operate. Pursuant to environmental regulations, we are required to close our operations and reclaim and remediate the lands that operations have disturbed. The estimated undiscounted cash outflows of these reclamation and remediation obligations are reflected here. For more information regarding reclamation and remediation liabilities, see Note 4 to the Consolidated Financial Statements.

(3)	Contractual obligations for Employee-related benefits include severance, workers’ participation, pension funding and other benefit plans. Pension plan funding beyond 2015 cannot be reasonably estimated given variable market conditions and actuarial assumptions and are not included.

(4)	We are unable to reasonably estimate the timing of our uncertain income tax liabilities and interest payments beyond 2011 due to uncertainties in the timing of the effective settlement of tax positions.

(5)	Purchase obligations are not recorded in the Consolidated Financial Statements. Purchase obligations represent contractual obligations for purchase of power, materials and supplies, consumables, inventories and capital projects.

(6)	Other includes accrued Boddington contingent consideration of $83 and other obligations which are not reflected in our Consolidated Financial Statements including labor and service contracts. Payments related to derivative contracts cannot be reasonably estimated given variable market conditions. See Note 17 to the Consolidated Financial Statements.

Off-Balance Sheet Arrangements

We have the following off-balance sheet arrangements: operating leases (as disclosed in the above table) and $1,191 of outstanding letters of credit, surety bonds and bank guarantees (see Note 31 to the Consolidated Financial Statements).

We also have sales agreements to sell copper and gold concentrates at market prices as follows (in thousands of tons):

	2011	2012	2013	2014	2015	Thereafter

Batu Hijau	420	440	430	518	—	—
Boddington	226	254	243	254	231	672
Nevada	61	75	—	—	—	—

	707	769	673	772	231	672

For information regarding these copper sales agreements, see Item 7A, Quantitative and Qualitative Disclosures about Market Risk-Hedging, Provisional Copper and Gold Sales, below.

Future Cash Flows

We anticipate significant future capital expenditures (see Investing Activities, above), funding of exploration and advanced projects, debt repayments and dividends to both common shareholders and noncontrolling interests will impact Net cash used in investing activities and Net cash used in financing activities and exceed Net cash provided by operations. Our ability to raise and service significant new sources of capital will be a function of macroeconomic conditions, future gold and copper prices as well as our operational performance, current cash flow and debt position, among other factors. Although we currently carry a large cash balance, we may determine that it may be necessary or appropriate to issue additional equity or other securities, defer projects or sell assets. Additional financing may not be available when needed or, if available, the terms of such financing may not be favorable to us and, if raised by offering equity securities, may involve substantial dilution to existing stockholders. In the event of lower gold and copper prices, unanticipated operating or financial challenges, or new funding limitations, our ability to pursue new business opportunities, invest in existing and new projects, fund our ongoing business activities, retire or service all outstanding debt and pay dividends could be significantly constrained. For information on our long-term debt, capital lease obligations and operating leases, see Note 23 to the Consolidated Financial Statements.

On February 3, 2011, we announced an agreement with Fronteer Gold, Inc. (“Fronteer”) to acquire all of the outstanding common shares of Fronteer. Fronteer shareholders will receive C$14.00 in cash and one common share of Pilot Gold Inc., a Canadian Corporation, which will retain certain exploration assets of Fronteer, for each common share of Fronteer. The transaction is expected to close in the second quarter of 2011 for approximately C$2,300.

Cash flows are expected to be impacted by variations in the realized prices of gold and copper. For information on the sensitivity of our Net cash provided by operations to metal prices, see Item 7A, Quantitative and Qualitative Disclosures about Market Risk.

Cash flows are also expected to be impacted by variations in foreign currency exchange rates in relation to the U.S. dollar, particularly with respect to the Australian dollar. Accordingly, we have entered into derivative instruments to reduce the volatility of Costs applicable to sales in Asia Pacific. For information concerning the sensitivity of our Costs applicable to sales to changes in foreign currency exchange rates, see Results of Consolidated Operations, Foreign Currency Exchange Rates, above. For information on the sensitivity of our Net cash provided from operations to foreign currency exchange rates, see Item 7A, Quantitative and Qualitative Disclosures about Market Risk. Net cash provided from operations will also be impacted in 2011 as a result of planned contributions of $18 for our post-retirement benefit programs.

Based on expected attributable production of between 5.1 and 5.3 million ounces of gold and between 190 and 220 million pounds of copper in 2011, we do not anticipate reasonably expected variations in our production profile alone to influence our ability to pay our debt and other obligations in 2011.

Environmental

Our mining and exploration activities are subject to various federal and state laws and regulations governing the protection of the environment. We have made, and expect to make in the future, expenditures to comply with such laws and regulations, but cannot predict the full amount of such future expenditures. At December 31, 2010 and 2009, $904 and $698, respectively, were accrued for reclamation costs relating to currently or recently producing mineral properties, of which $46 is classified as a current liability. For more information on the Company’s reclamation and remediation liabilities, see Note 4 to the Consolidated Financial Statements.

In addition, we are involved in several matters concerning environmental obligations associated with former mining activities. Based upon our best estimate of our liability for these matters, $144 and $161 were accrued for such obligations at December 31, 2010 and 2009, respectively. We spent $23, $20 and $39 in 2010, 2009 and 2008, respectively, for environmental obligations related to former, primarily historic, mining activities, and have classified $18 as a current liability. Expenditures for 2010 related primarily to the Con mine in Canada which was acquired as part of the Miramar acquisition, the Mt. Leyshon property in Australia, which is a legacy Normandy site, the Dawn mill site and Resurrection, a mine site in Leadville, Colorado. Expenditures for 2009 related primarily to Grass Valley in California, the Mt. Leyshon property, the Dawn mill site in Washington State and the Con mine. Expenditures for 2008 related primarily to Resurrection as well as the Mt. Leyshon property. For more information on the Company’s obligations associated with former mining activities, see Note 31 to the Consolidated Financial Statements.

Included in capital expenditures were $118, $131 and $231 in 2010, 2009 and 2008, respectively, to comply with environmental regulations. Ongoing costs to comply with environmental regulations have not been a significant component of Costs applicable to sales.

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

	Years Ended December 31,
	2010	2009	2008

Net income attributable to Newmont stockholders	$2,277	$1,297	$831
Income tax planning and other, net	(391)	—	(159)
Net gain on asset sales	(39)	(16)	(47)
PTNNT community contribution	13	—	—
Impairment of assets	4	8	182
Boddington contingent consideration	1	15	—
Boddington acquisition costs	—	44	—
Discontinued operations loss (income)	28	11	(15)

Adjusted net income	$1,893	$1,359	$792

Adjusted net income per share, basic	$3.85	$2.79	$1.74
Adjusted net income per share, diluted	$3.79	$2.79	$1.74

By-product costs applicable to sales

Revenue and Costs applicable to sales for Boddington are presented in the Consolidated Financial Statements for both gold and copper due to the significant portion of copper production (approximately 15-20% of total revenue based on the latest life-of-mine plan and metal price assumptions). The co-product method allocates costs applicable to sales to each metal based on specifically identifiable costs where applicable and on a relative proportion of revenue values for other costs. Management also assesses the performance of the Boddington mine on a by-product basis due to the majority of revenues being derived from gold and to determine contingent consideration payments that may be paid to AngloGold for the acquisition of the remaining 33.33% interest in Boddington. The by-product method deducts copper revenue from costs applicable to sales as shown in the following table:

	Years Ended December 31,
	2010	2009

Co-product costs applicable to sales — gold	$400	$45
Less copper margin:
Sales — copper	162	27
Costs applicable to sales — copper	(93)	(16)

	69	11

By-product costs applicable to sales — gold	$331	$34

Costs applicable to sales — gold ($ per ounce)
Co-product	$590	$468
By-product	$487	$352
Gold ounces sold (in thousands)	679	95

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (dollars in millions except per share, per ounce and per pound amounts)

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

Hedging

Our strategy is to provide shareholders with leverage to changes in gold and copper prices by selling our production at spot market prices. Consequently, we do not hedge our gold and copper sales. We have and will continue to manage certain risks associated with commodity input costs, interest rates and foreign currencies using the derivative market.

By using derivatives, we are affected by credit risk, market risk and market liquidity risk. Credit risk is the risk that a third party might fail to fulfill its performance obligations under the terms of a financial instrument. We mitigate credit risk by entering into derivatives with high credit quality counterparties, limiting the amount of exposure to each counterparty, and monitoring the financial condition of the counterparties. Market risk is the risk that the fair value of a derivative might be adversely affected by a change in underlying commodity prices, interest rates, or currency exchange rates, and that this in turn affects our financial condition. We manage market risk by establishing and monitoring parameters that limit the types and degree of market risk that may be undertaken. We mitigate this potential risk to our financial condition by establishing trading agreements with counterparties under which we are not required to post any collateral or make any margin calls on our derivatives. Our counterparties cannot require settlement solely because of an adverse change in the fair value of a derivative. Market liquidity risk is the risk that a derivative cannot be eliminated quickly, by either liquidating it or by establishing an offsetting position. Under the terms of our trading agreements, counterparties cannot require us to immediately settle outstanding derivatives, except upon the occurrence of customary events of default such as covenant breeches, including financial covenants, insolvency or bankruptcy. We further mitigate market liquidity risk by spreading out the maturity of our derivatives over time.

Cash Flow Hedges

We utilize foreign currency contracts to reduce the variability of the US dollar amount of forecasted foreign currency expenditures caused by changes in exchange rates. We hedge a portion of our A$ and NZ$ denominated operating expenditures which results in a blended rate realized each period. The hedging instruments are fixed forward contracts with expiration dates ranging up to five years from the date of issue. The principal hedging objective is reduction in the volatility of realized period-on-period $/A$ and $/NZ$ rates, respectively. We use diesel contracts to reduce the variability of our operating cost exposure related to diesel prices of fuel consumed at our Nevada operations. All of the currency and diesel contracts have been designated as cash flow hedges of future expenditures, and as such, changes in the market value have been recorded in Accumulated other comprehensive income. Gains and losses from hedge ineffectiveness are recognized in current earnings.

Foreign Currency Exchange Risk

We had the following foreign currency derivative contracts outstanding at December 31, 2010 and 2009:

	Expected Maturity Date						Fair Value, Net
						Total	At December 31,
	2011	2012	2013	2014	2015	Average	2010	2009

A$ Fixed Forward Contracts:
A$ notional (millions)	1,026	631	314	221	99	2,291	$295	$130
Average rate ($/A$)	0.82	0.84	0.84	0.83	0.80	0.83
Expected hedge ratio	72%	45%	22%	17%	8%	34%
NZ$ Fixed Forward Contracts:
NZ$ notional (millions)	67	23	—	—	—	90	$6	$6
Average rate ($/NZ$)	0.69	0.69	—	—	—	0.69
Expected hedge ratio	57%	22%	—%	—%	—%	40%

We had a net asset of $1 related to a historical IDR fixed forward hedge program at December 31, 2009.

Diesel Price Risk

We had the following diesel derivative contracts outstanding at December 31, 2010 and 2009:

	Expected Maturity Date			Fair Value, Net
			Total	At December 31,
	2011	2012	Average	2010	2009

Diesel Fixed Forward Contracts:
Diesel gallons (millions)	21	7	28	$8	$6
Average rate ($/gallon)	2.28	2.44	2.32
Expected Nevada hedge ratio	50%	18%	34%

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

Fair Value Hedges

Interest Rate Risk

At December 31, 2010, we had $222 fixed to floating swap contracts designated as a hedge against our 8 5/8% debentures due 2011. The interest rate swap contracts assist in managing our mix of fixed and floating rate debt. Under the hedge contract terms, we receive fixed-rate interest payments at 8.63% and pay floating-rate interest amounts based on periodic London Interbank Offered Rate (“LIBOR”) settings plus a spread, ranging from 2.60% to 7.63%. The interest rate swap contracts were designated as fair value hedges and changes in fair value have been recorded in income in each period, consistent with recording changes to the mark-to-market value of the underlying hedged liability in income. The fair value of the interest rate swaps was $3 and $7 at December 31, 2010 and December 31, 2009, respectively.

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

The average LME copper price was $3.43 per pound during 2010, compared with our recorded average provisional price of $3.42 before mark-to-market gains and treatment and refining charges. During 2010, increasing copper prices resulted in a provisional pricing mark-to-market gain of $120 ($0.22 per pound). At December 31, 2010, we had copper sales of 111 million pounds priced at an average of $4.40 per pound, subject to final pricing over the next several months. Each $0.10 change in the price for provisionally priced sales would have an approximate $4 effect on our Net income attributable to Newmont stockholders.

The average London P.M. fix for gold was $1,225 per ounce during 2010, compared with our recorded average provisional price of $1,224 per ounce before mark-to-market gains and treatment and refining charges. During 2010, increasing gold prices resulted in a provisional pricing mark-to-market gain of $41 ($7 per ounce). At December 31, 2010, we had gold sales of 105,000 ounces priced at an average of $1,411 per ounce, subject to final pricing over the next several months. Each $10 change in the price for provisionally priced gold sales would have an approximate $1 effect on our Net income attributable to Newmont stockholders.

Fixed and Variable Rate Debt

We have both fixed and variable rate debt. 99% and 93% of our debt portfolio was fixed rate debt at December 31, 2010 and 2009, respectively. The carrying value of fixed rate debt increased primarily due to note discount amortization. Variable rate debt as a percentage of total debt decreased primarily due to the full repayment of the PTNNT project financing facility of $219, Yanacocha credit facility of $62, and Yanacocha senior notes of $100. We may manage our fixed and variable rate debt blend by entering into interest rate swap agreements (see Interest Rate Risk above). Our fixed rate debt exposure at December 31, 2010 and 2009 is summarized as follows:

	At December 31,
	2010		2009

Carrying value of fixed rate debt		$4,209		$4,146
Fair value of fixed rate debt(1)		$5,016		$4,470
Pro forma fair value sensitivity of fixed rate debt of a +/−10 basis point interest rate change(2)	$	+/−38	$	+/−38

(1)	Excludes specialized and hybrid debt instruments for which it is not practicable to estimate fair values and pro forma fair values or sensitivities. These instruments include the Sale-Leaseback of the Refractory Ore Treatment Plant and certain capital leases. The PTNNT and Yanacocha project financing facilities were also excluded in 2009, prior to their full repayment in 2010. The estimated fair value quoted above may or may not reflect the actual trading value of these instruments.

(2)	The pro forma information assumes a +/−10 basis point change in market interest rates at December 31 of each year, and reflects the corresponding estimated change in the fair value of fixed rate debt outstanding at that date under that assumption. Actual changes in the timing and amount of interest rate variations may differ from the above assumptions.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting at December 31, 2010. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based upon its assessment, management concluded that, at December 31, 2010, the Company’s internal control over financial reporting was effective.

The effectiveness of the Company’s assessment of internal control over financial reporting at December 31, 2010 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Newmont Mining Corporation:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, comprehensive income (loss), changes in equity and cash flows present fairly, in all material respects, the financial position of Newmont Mining Corporation and its subsidiaries at December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting at December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 8. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/  PricewaterhouseCoopers LLP

Denver, Colorado
February 23, 2011

NEWMONT MINING CORPORATION

STATEMENTS OF CONSOLIDATED INCOME

	Years Ended December 31,
	2010	2009	2008
	(in millions, except per share)

Sales (Note 3)	$9,540	$7,705	$6,124
Costs and expenses
Costs applicable to sales(1) (Note 3)	3,484	3,008	3,038
Amortization (Note 3)	945	806	738
Reclamation and remediation (Note 4)	65	59	142
Exploration	218	187	213
Advanced projects, research and development (Note 5)	216	135	166
General and administrative	178	159	144
Write-down of property, plant and mine development (Note 3)	6	7	137
Other expense, net (Note 6)	261	358	240

	5,373	4,719	4,818

Other income (expense)
Other income, net (Note 7)	109	88	123
Interest expense, net of capitalized interest of $21, $111 and $47, respectively	(279)	(120)	(135)

	(170)	(32)	(12)

Income before income and mining tax and other items	3,997	2,954	1,294
Income and mining tax expense (Note 10)	(856)	(829)	(142)
Equity income (loss) of affiliates (Note 11)	3	(16)	(5)

Income from continuing operations	3,144	2,109	1,147
Income (loss) from discontinued operations (Note 12)	(28)	(16)	13

Net income	3,116	2,093	1,160
Net income attributable to noncontrolling interests (Note 13)	(839)	(796)	(329)

Net income attributable to Newmont stockholders	$2,277	$1,297	$831

Net income attributable to Newmont stockholders:
Continuing operations	$2,305	$1,308	$816
Discontinued operations	(28)	(11)	15

	$2,277	$1,297	$831

Income per common share (Note 14)
Basic:
Continuing operations	$4.69	$2.68	$1.80
Discontinued operations	(0.06)	(0.02)	0.03

	$4.63	$2.66	$1.83

Diluted:
Continuing operations	$4.61	$2.68	$1.80
Discontinued operations	(0.06)	(0.02)	0.03

	$4.55	$2.66	$1.83

Cash dividends declared per common share	$0.50	$0.40	$0.40

(1)	Excludes Amortization and Reclamation and remediation.

The accompanying notes are an integral part of these consolidated financial statements.

NEWMONT MINING CORPORATION

STATEMENTS OF CONSOLIDATED CASH FLOWS

	Years Ended December 31,
	2010	2009	2008
	(in millions)

Operating activities:
Net income	$3,116	$2,093	$1,160
Adjustments:
Amortization	945	806	738
Stock based compensation and other benefits	70	57	50
Reclamation and remediation	65	59	142
Revaluation of contingent consideration	2	23	—
Loss (income) from discontinued operations	28	16	(13)
Write-down of property, plant and mine development	6	7	137
Impairment of marketable securities	1	6	114
Deferred income taxes	(380)	1	(315)
Gain on asset sales, net	(64)	(24)	(72)
Other operating adjustments and write-downs	145	97	83
Net change in operating assets and liabilities (Note 27)	(754)	(227)	(627)

Net cash provided from continuing operations	3,180	2,914	1,397
Net cash provided from (used in) discontinued operations (Note 12)	(13)	33	(104)

Net cash provided from operations	3,167	2,947	1,293

Investing activities:
Additions to property, plant and mine development	(1,402)	(1,769)	(1,870)
Acquisitions, net	(4)	(1,007)	(325)
Proceeds from sale of marketable securities	3	17	50
Purchases of marketable securities	(28)	(5)	(17)
Proceeds from sale of other assets	56	18	52
Other	(44)	(35)	(36)

Net cash used in investing activities of continuing operations	(1,419)	(2,781)	(2,146)
Net cash used in investing activities of discontinued operations (Note 12)	—	—	(11)

Net cash used in investing activities	(1,419)	(2,781)	(2,157)

Financing activities:
Proceeds from debt, net	—	4,299	5,078
Repayment of debt	(430)	(2,731)	(4,483)
Proceeds from stock issuance, net	60	1,278	29
Sale of subsidiary shares to noncontrolling interests	229	638	—
Acquisition of subsidiary shares from noncontrolling interests	(110)	(287)	—
Dividends paid to noncontrolling interests	(462)	(394)	(389)
Dividends paid to common stockholders	(246)	(196)	(182)
Change in restricted cash and other	44	(35)	74

Net cash provided from (used in) financing activities of continuing operations	(915)	2,572	127
Net cash used in financing activities of discontinued operations (Note 12)	—	(2)	(4)

Net cash provided from (used in) financing activities	(915)	2,570	123

Effect of exchange rate changes on cash	8	44	(54)

Net change in cash and cash equivalents	841	2,780	(795)
Cash and cash equivalents at beginning of period	3,215	435	1,230

Cash and cash equivalents at end of period	$4,056	$3,215	$435

The accompanying notes are an integral part of these consolidated financial statements.

NEWMONT MINING CORPORATION

CONSOLIDATED BALANCE SHEETS

	At December 31,
	2010	2009
	(in millions)

ASSETS
Cash and cash equivalents	$4,056	$3,215
Trade receivables	582	438
Accounts receivable	88	102
Investments (Note 18)	113	56
Inventories (Note 19)	658	493
Stockpiles and ore on leach pads (Note 20)	617	403
Deferred income tax assets (Note 10)	177	215
Other current assets (Note 21)	962	900

Current assets	7,253	5,822
Property, plant and mine development, net (Note 22)	12,907	12,370
Investments (Note 18)	1,568	1,186
Stockpiles and ore on leach pads (Note 20)	1,757	1,502
Deferred income tax assets (Note 10)	1,437	937
Other long-term assets (Note 21)	741	482

Total assets	$25,663	$22,299

LIABILITIES
Debt (Note 23)	$259	$157
Accounts payable	427	396
Employee-related benefits (Note 8)	288	250
Income and mining taxes (Note 10)	355	200
Other current liabilities (Note 24)	1,418	1,317

Current liabilities	2,747	2,320
Debt (Note 23)	4,182	4,652
Reclamation and remediation liabilities (Note 4)	984	805
Deferred income tax liabilities (Note 10)	1,488	1,341
Employee-related benefits (Note 8)	325	381
Other long-term liabilities (Note 24)	221	187

Total liabilities	9,947	9,686

Commitments and contingencies (Note 31)

EQUITY
Common stock — $1.60 par value;
Authorized — 750 million shares
Issued and outstanding —
Common: 487 million and 482 million shares issued, less 271,000 and 270,000 treasury shares, respectively	778	770
Exchangeable: 56 million shares issued, less 50 million and 47 million redeemed shares, respectively
Additional paid-in capital	8,279	8,158
Accumulated other comprehensive income (Note 25)	1,108	626
Retained earnings	3,180	1,149

Newmont stockholders’ equity	13,345	10,703
Noncontrolling interests	2,371	1,910

Total equity	15,716	12,613

Total liabilities and equity	$25,663	$22,299

The accompanying notes are an integral part of these consolidated financial statements.

NEWMONT MINING CORPORATION

STATEMENTS OF CONSOLIDATED CHANGES IN EQUITY

				Accumulated
			Additional	Other	Retained
	Common Stock		Paid-In	Comprehensive	Earnings	Noncontrolling	Total
	Shares	Amount	Capital	Income (Loss)	(Deficit)	Interests	Equity
	(in millions)

Balance at December 31, 2007	453	$696	$6,916	$957	$(810)	$1,449	$9,208
Net income	—	—	—	—	831	329	1,160
Other comprehensive loss	—	—	—	(1,210)	—	(2)	(1,212)
Dividends paid	—	—	(165)	—	(17)	(389)	(571)
Acquisition of subsidiary shares from noncontrolling interests	—	—	—	—	—	(17)	(17)
Stock based awards and related share issuances	2	2	91	—	—	—	93
Shares issued in exchange for exchangeable shares	—	11	(11)	—	—	—	—

Balance at December 31, 2008	455	$709	$6,831	$(253)	$4	$1,370	$8,661
Net income	—	—	—	—	1,297	796	2,093
Other comprehensive income	—	—	—	879	—	3	882
Dividends paid	—	—	(44)	—	(152)	(394)	(590)
Common stock offering	34	55	1,179	—	—	—	1,234
Convertible debt issuance	—	—	46	—	—	—	46
Sale of subsidiary shares to noncontrolling interests	—	—	63	—	—	467	530
Acquisition of subsidiary shares from noncontrolling interests	—	—	—	—	—	(332)	(332)
Stock based awards and related share issuances	2	3	86	—	—	—	89
Shares issued in exchange for exchangeable shares	—	3	(3)	—	—	—	—

Balance at December 31, 2009	491	$770	$8,158	$626	$1,149	$1,910	$12,613
Net income	—	—	—	—	2,277	839	3,116
Other comprehensive income	—	—	—	482	—	2	484
Dividends paid	—	—	—	—	(246)	(476)	(722)
Sale of subsidiary shares to noncontrolling interests	—	—	16	—	—	183	199
Acquisition of subsidiary shares from noncontrolling interests	—	—	—	—	—	(87)	(87)
Stock based awards and related share issuances	2	4	109	—	—	—	113
Shares issued in exchange for exchangeable shares	—	4	(4)	—	—	—	—

Balance at December 31, 2010	493	$778	$8,279	$1,108	$3,180	$2,371	$15,716

The accompanying notes are an integral part of these consolidated financial statements.

NEWMONT MINING CORPORATION

STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME (LOSS)

	Years Ended December 31,
	2010	2009	2008
	(in millions)

Net income	$3,116	$2,093	$1,160
Other comprehensive income (loss):
Unrealized gain (loss) on marketable securities, net of $(60), $(82)	269	418	(573)
and $105 tax benefit (expense), respectively
Foreign currency translation adjustments	98	264	(387)
Change in pension and other post-retirement benefits, net of $7 $(7) and $69 tax benefit (expense), respectively
Net change from periodic revaluations	(23)	4	(139)
Net amount reclassified to income	10	10	9

Net unrecognized gain (loss) on pension and other post-retirement benefits	(13)	14	(130)

Change in fair value of cash flow hedge instruments, net of $(59), $(82) and $53 tax benefit (expense), respectively
Net change from periodic revaluations	202	183	(127)
Net amount reclassified to income	(72)	3	5

Net unrecognized gain (loss) on derivatives	130	186	(122)

Other comprehensive income (loss)	484	882	(1,212)

Comprehensive income (loss)	$3,600	$2,975	$(52)

Comprehensive income (loss) attributable to:
Newmont stockholders	$2,759	$2,176	$(379)
Noncontrolling interests	841	799	327

	$3,600	$2,975	$(52)

The accompanying notes are an integral part of these consolidated financial statements.

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share, per ounce and per pound amounts)

NOTE 1	THE COMPANY

Newmont Mining Corporation and its affiliates and subsidiaries (collectively, “Newmont” or the “Company”) predominantly operates in the mining industry, focused on the exploration for and production of gold and copper. The Company has significant assets in the United States, Australia, Peru, Indonesia, Ghana, Canada, New Zealand and Mexico. The cash flow and profitability of the Company’s operations are significantly affected by the market price of gold, and to a lesser extent, copper. The prices of gold and copper are affected by numerous factors beyond the Company’s control.

References to “A$” refers to Australian currency, “C$” to Canadian currency, “NZ$” to New Zealand currency, “IDR” to Indonesian currency and “$” to United States currency.

NOTE 2	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The Company’s Consolidated Financial Statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”). The preparation of the Company’s Consolidated Financial Statements requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and the related disclosure of contingent assets and liabilities at the date of the Consolidated Financial Statements and the reported amounts of revenues and expenses during the reporting period. The more significant areas requiring the use of management estimates and assumptions relate to mineral reserves that are the basis for future cash flow estimates utilized in impairment calculations and units-of-production amortization calculations; environmental, reclamation and closure obligations; estimates of recoverable gold and other minerals in stockpile and leach pad inventories; estimates of fair value for certain reporting units and asset impairments (including impairments of goodwill, long-lived assets and investments); write-downs of inventory, stockpiles and ore on leach pads to net realizable value; post-employment, post-retirement and other employee benefit liabilities; valuation allowances for deferred tax assets; reserves for contingencies and litigation; and the fair value and accounting treatment of financial instruments including marketable securities and derivative instruments. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Accordingly, actual results may differ significantly from these estimates under different assumptions or conditions.

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

The Company follows FASB Accounting Standards Codification (“ASC”) guidance for identification and reporting of entities over which control is achieved through means other than voting rights. The guidance defines such entities as Variable Interest Entities (“VIEs”). Newmont identified the Nusa Tenggara Partnership (“NTP”), a partnership between Newmont and an affiliate of Sumitomo, that owns a 56% interest in PT Newmont Nusa Tenggara (“PTNNT” or “Batu Hijau”), as a VIE due to certain capital structures and contractual relationships. Newmont also identified PT Pukuafu Indah

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(“PTPI”) and PT Indonesia Masbaga Investama (“PTIMI”), unrelated noncontrolling partners of PTNNT, as VIEs. Newmont entered into transactions with PTPI and PTIMI, whereby the Company agreed to advance certain funds in exchange for a pledge of the noncontrolling partners’ combined 20% share of PTNNT dividends, net of withholding tax. The agreements also provide Newmont with certain voting rights and obligations related to the noncontrolling partners’ combined 20% share of PTNNT and commitments from PTPI and PTIMI to support the application of Newmont’s standards to the operation of the Batu Hijau mine. The Company has determined itself to be the primary beneficiary of these entities and controls the operations of Batu Hijau, and therefore consolidates PTNNT in the Company’s financial statements.

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

Investments

Management determines the appropriate classification of its investments in equity securities at the time of purchase and reevaluates such determinations at each reporting date. Investments in incorporated entities in which the Company’s ownership is greater than 20% and less than 50%, or which the Company does not control through majority ownership or means other than voting rights, are accounted for by the equity method and are included in long-term assets. The Company accounts for its equity security investments as available for sale securities in accordance with ASC guidance on accounting for certain investments in debt and equity securities. The Company periodically evaluates whether declines in fair values of its investments below the Company’s carrying value are other-than-temporary in accordance with guidance for the meaning of other-than-temporary impairment and its application to certain investments. The Company’s policy is to generally treat a decline in the investment’s quoted market value that has lasted continuously for more than six months as an other-than-temporary decline in value. The Company also monitors its investments for events or changes in circumstances that have occurred that may have a significant adverse effect on the fair value of the investment and evaluates qualitative and quantitative factors regarding the severity and duration of the unrealized loss and the Company’s ability to hold the investment until a forecasted recovery occurs to determine if the decline in value of an investment is other-than-temporary. Declines in fair value below the Company’s carrying value deemed to be other-than-temporary are charged to earnings. Additional information concerning the Company’s equity method and security investments is included in Note 18.

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

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Mine Development

Mine development costs include engineering and metallurgical studies, drilling and other related costs to delineate an ore body, the removal of overburden to initially expose an ore body at open pit surface mines and the building of access ways, shafts, lateral access, drifts, ramps and other infrastructure at underground mines. Costs incurred before mineralization are classified as proven and probable reserves are expensed and classified as Exploration or Advanced projects, research and development expense. Capitalization of mine development project costs, that meet the definition of an asset, begins once mineralization is classified as proven and probable reserves.

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

The cost of removing overburden and waste materials to access the ore body at an open pit mine prior to the production phase are referred to as “pre-stripping costs.” Pre-stripping costs are capitalized during the development of an open pit mine. Where multiple open pits exist at a mining complex utilizing common processing facilities, pre-stripping costs are capitalized at each pit. The removal, production, and sale of de minimis saleable materials may occur during development and are recorded as Other income, net of incremental mining and processing costs.

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

Asset Impairment

The Company reviews and evaluates its long-lived assets for impairment when events or changes in circumstances indicate that the related carrying amounts may not be recoverable. An impairment is considered to exist if the total estimated future cash flows on an undiscounted basis are less than the carrying amount of the assets, including goodwill, if any. An impairment loss is measured and recorded based on discounted estimated future cash flows. Future cash flows are estimated based on quantities of recoverable minerals, expected gold and other commodity prices (considering current and historical prices, trends and related factors), production levels, operating costs, capital requirements and reclamation costs, all based on life-of-mine plans. Existing proven and probable reserves and value beyond proven and probable reserves, including mineralization that is not part of the measured, indicated or inferred resource base, are included when determining the fair value of mine

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

site reporting units at acquisition and, subsequently, in determining whether the assets are impaired. The term “recoverable minerals” refers to the estimated amount of gold or other commodities that will be obtained after taking into account losses during ore processing and treatment. Estimates of recoverable minerals from such exploration stage mineral interests are risk adjusted based on management’s relative confidence in such materials. In estimating future cash flows, assets are grouped at the lowest level for which there are identifiable cash flows that are largely independent of future cash flows from other asset groups. The Company’s estimates of future cash flows are based on numerous assumptions and it is possible that actual future cash flows will be significantly different than the estimates, as actual future quantities of recoverable minerals, gold and other commodity prices, production levels and costs and capital are each subject to significant risks and uncertainties.

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

Income and Mining Taxes

The Company accounts for income taxes using the liability method, recognizing certain temporary differences between the financial reporting basis of the Company’s liabilities and assets and the related income tax basis for such liabilities and assets. This method generates either a net deferred income tax liability or asset for the Company, as measured by the statutory tax rates in effect. The Company derives its deferred income tax charge or benefit by recording the change in either the net deferred income tax liability or asset balance for the year. Mining taxes represent state and provincial taxes levied on mining operations and are classified as income taxes; as such taxes are based on a percentage of mining profits. With respect to the earnings that the Company derives from the operations of its consolidated subsidiaries, in those situations where the earnings are indefinitely reinvested, no deferred taxes have been provided on the unremitted earnings (including the excess of the carrying value of the net equity of such entities for financial reporting purposes over the tax basis of such equity) of these consolidated companies.

The Company’s deferred income tax assets include certain future tax benefits. The Company records a valuation allowance against any portion of those deferred income tax assets when it

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

believes, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred income tax asset will not be realized.

The Company’s operations involve dealing with uncertainties and judgments in the application of complex tax regulations in multiple jurisdictions. The final taxes paid are dependent upon many factors, including negotiations with taxing authorities in various jurisdictions and resolution of disputes arising from federal, state, and international tax audits. The Company recognizes potential liabilities and records tax liabilities for anticipated tax audit issues in the U.S. and other tax jurisdictions based on its estimate of whether, and the extent to which, additional taxes will be due. The Company adjusts these reserves in light of changing facts and circumstances; however, due to the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from the Company’s current estimate of the tax liabilities. If the Company’s estimate of tax liabilities proves to be less than the ultimate assessment, an additional charge to expense would result. If the estimate of tax liabilities proves to be greater than the ultimate assessment, a tax benefit would result. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits in Income and mining tax expense.

Reclamation and Remediation Costs

Reclamation obligations are recognized when incurred and recorded as liabilities at fair value. The liability is accreted over time through periodic charges to earnings. In addition, the asset retirement cost is capitalized as part of the asset’s carrying value and amortized over the life of the related asset. Reclamation costs are periodically adjusted to reflect changes in the estimated present value resulting from the passage of time and revisions to the estimates of either the timing or amount of the reclamation and abandonment costs. The reclamation obligation is based on when spending for an existing environmental disturbance will occur. The Company reviews, on an annual basis, unless otherwise deemed necessary, the reclamation obligation at each mine site in accordance with ASC guidance for accounting reclamation obligations.

Future remediation costs for inactive mines are accrued based on management’s best estimate at the end of each period of the costs expected to be incurred at a site. Such cost estimates include, where applicable, ongoing care, maintenance and monitoring costs. Changes in estimates at inactive mines are reflected in earnings in the period an estimate is revised.

Foreign Currency

The functional currency for the majority of the Company’s operations, including the Australian operations, is the U.S. dollar. All monetary assets and liabilities where the functional currency is the U.S. dollar are translated at current exchange rates and the resulting adjustments are included in Other income, net. All monetary assets and liabilities recorded in functional currencies other than U.S. dollars are translated at current exchange rates and the resulting adjustments are charged or credited directly to Accumulated other comprehensive income in Equity. Revenues and expenses in foreign currencies are translated at the weighted-average exchange rates for the period.

Derivative Instruments

Newmont has fixed forward contracts designated as cash flow hedges in place to hedge against changes in foreign exchanges rates and diesel prices and fixed to floating interest rate swap contracts designated as fair value hedges to provide balance to the Company’s mix of fixed and floating rate debt. The fair value of derivative contracts qualifying as cash flow hedges are reflected as assets or liabilities in the balance sheet. To the extent these hedges are effective in offsetting forecasted cash flows from production costs (the “effective portion”), changes in fair value are deferred in Accumulated

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

other comprehensive income. Amounts deferred in Accumulated other comprehensive income are reclassified to Costs applicable to sales, as applicable, when the hedged transaction has occurred. The ineffective portion of the change in the fair value of the derivative is recorded in Other income, net in each period. Cash transactions related to the Company’s derivative contracts accounted for as hedges are classified in the same category as the item being hedged in the statement of cash flows.

When derivative contracts qualifying as cash flow hedges are settled, accelerated or restructured before the maturity date of the contracts, the related amount in Accumulated other comprehensive income at the settlement date is deferred and reclassified to earnings, as applicable, when the originally designated hedged transaction impacts earnings.

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

Newmont assesses the effectiveness of the derivative contracts periodically using either regression analysis or the dollar offset approach, both retrospectively and prospectively, to determine whether the hedging instruments have been highly effective in offsetting changes in the fair value of the hedged items. The Company will also assess periodically whether the hedging instruments are expected to be highly effective in the future. If a hedging instrument is not expected to be highly effective, the Company will stop hedge accounting prospectively. In those instances, the gains or losses remain in Accumulated other comprehensive income until the hedged item affects earnings.

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

Net Income per Common Share

Basic and diluted income per share are presented for Net income attributable to Newmont stockholders and for Income from continuing operations attributable to Newmont stockholders. Basic income per share is computed by dividing income available to common shareholders by the weighted-average number of outstanding common shares for the period, including the exchangeable shares (see Notes 14 and 23). Diluted income per share reflects the potential dilution that could occur if securities or other contracts that may require the issuance of common shares in the future were converted. Diluted income per share is computed by increasing the weighted-average number of outstanding common shares to include the additional common shares that would be outstanding after conversion and adjusting net income for changes that would result from the conversion. Only those securities or other contracts that result in a reduction in earnings per share are included in the calculation.

Comprehensive Income

In addition to Net income, Comprehensive income (loss) includes all changes in equity during a period, such as adjustments to minimum pension liabilities, foreign currency translation adjustments, the effective portion of changes in fair value of derivative instruments that qualify as cash flow hedges

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and cumulative unrecognized changes in fair value of marketable securities available-for-sale or other investments, except those resulting from investments by and distributions to owners.

Reclassifications

Certain amounts in prior years have been reclassified to conform to the 2010 presentation. The Company reclassified certain income based state and provincial taxes from Costs applicable to sales to Income and mining tax expense, and reclassified reclamation accretion and estimate revisions for non-operating sites from Other expense, net to Reclamation and remediation.

Recently Adopted Accounting Pronouncements

Variable Interest Entities

In June 2009, the ASC guidance for consolidation accounting was updated to require an entity to perform a qualitative analysis to determine whether the enterprise’s variable interest gives it a controlling financial interest in a VIE. This qualitative analysis identifies the primary beneficiary of a VIE as the entity that has both of the following characteristics: (i) the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and (ii) the obligation to absorb losses or receive benefits from the entity that could potentially be significant to the VIE. The updated guidance also requires ongoing reassessments of the primary beneficiary of a VIE. Adoption of the updated guidance, effective for the Company’s fiscal year beginning January 1, 2010, had no impact on the Company’s consolidated financial position, results of operations or cash flows.

Fair Value Accounting

In January 2010, ASC guidance for fair value measurements and disclosure was updated to require additional disclosures related to transfers in and out of level 1 and 2 fair value measurements. The guidance was amended to clarify the level of disaggregation required for assets and liabilities and the disclosures required for inputs and valuation techniques used to measure the fair value of assets and liabilities that fall in either level 2 or level 3. The updated guidance was effective for the Company’s fiscal year beginning January 1, 2010. The adoption had no impact on the Company’s consolidated financial position, results of operations or cash flows. Refer to Note 16 for further details regarding the Company’s assets and liabilities measured at fair value.

Recently Issued Accounting Pronouncements

Business Combinations

In December 2010, the ASC guidance for business combinations was updated to clarify existing guidance which requires a public entity to disclose pro forma revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual period only. The update also expands the supplemental pro forma disclosures required to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The updated guidance is effective for the Company’s fiscal year beginning January 1, 2011. The Company is evaluating the potential impact of adopting this guidance on the Company’s consolidated financial position, results of operations and cash flows.

Fair Value Accounting

In January 2010, the ASC guidance for fair value measurements and disclosure was updated to require enhanced detail in the level 3 reconciliation. The updated guidance is effective for the

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company’s fiscal year beginning January 1, 2011. The Company expects minimal impact from adopting this guidance.

NOTE 3	SEGMENT INFORMATION

The Company predominantly operates in a single industry, namely exploration for and production of gold. The Company’s reportable segments are based upon the Company’s management structure that is focused on the geographic region for the Company’s operations and include North America, South America, Asia Pacific, Africa and Corporate and Other. The Company’s major operations include Nevada, Yanacocha, Boddington, Batu Hijau, Other Australia/New Zealand and Ahafo. The Company identifies its reportable segments as those consolidated mining operations or functional groups that represent more than 10% of the combined revenue, profit or loss or total assets of all reported operating segments. Consolidated mining operations or functional groups not meeting this threshold are aggregated at the applicable geographic region or corporate level for segment reporting purposes. Earnings from operations do not reflect general corporate expenses, interest (except project-specific interest) or income and mining taxes (except for equity investments). Intercompany revenue and expense amounts have been eliminated within each segment in order to report on the

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

basis that management uses internally for evaluating segment performance. The financial information relating to the Company’s segments is as follows:

		Costs		Advanced
		Applicable to		Projects and	Pre-Tax	Total	Capital
	Sales	Sales	Amortization	Exploration	Income	Assets	Expenditures(1)

Year Ended December 31, 2010
Nevada	$2,111	$974	$271	$85	$738	$3,387	$298
La Herradura	217	73	19	6	118	216	41
Hope Bay	—	—	13	98	(111)	2,152	115
Other North America	—	—	1	1	(1)	112	—

North America	2,328	1,047	304	190	744	5,867	454

Yanacocha	1,778	630	162	24	893	2,682	167
Other South America	—	—	1	38	(34)	292	134

South America	1,778	630	163	62	859	2,974	301

Boddington:
Gold	834	400	113
Copper	162	93	25

Total Boddington	996	493	138	6	304	4,323	146

Batu Hijau:
Gold	776	155	42
Copper	1,686	337	90

Total Batu Hijau	2,462	492	132	3	1,736	3,398	67

Other Australia/New Zealand	1,321	585	108	31	575	1,025	176
Other Asia Pacific	—	—	2	19	(14)	535	17

Asia Pacific	4,779	1,570	380	59	2,601	9,281	406

Ahafo	655	237	78	24	298	1,055	109
Other Africa	—	—	—	9	(10)	291	70

Africa	655	237	78	33	288	1,346	179

Corporate and Other	—	—	20	90	(495)	6,195	34

Consolidated	$9,540	$3,484	$945	$434	$3,997	$25,663	$1,374

(1)	Accrual basis includes a decrease in accrued capital expenditures of $28; consolidated capital expenditures on a cash basis were $1,402.

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

		Costs		Advanced
		Applicable to		Projects and	Pre-Tax	Total	Capital
	Sales	Sales	Amortization	Exploration	Income	Assets	Expenditures(1)

Year Ended December 31, 2009
Nevada	$1,943	$1,019	$261	$54	$583	$3,236	$205
La Herradura	113	42	11	3	57	137	54
Hope Bay	—	—	12	66	(77)	1,862	5
Other North America	—	—	—	2	(7)	55	—

North America	2,056	1,061	284	125	556	5,290	264

Yanacocha	2,013	642	168	23	1,089	2,472	119
Other South America	—	—	—	23	1	32	27

South America	2,013	642	168	46	1,090	2,504	146

Boddington
Gold	101	45	15
Copper	27	16	4

Total Boddington	128	61	19	32	(59)	3,975	1,093

Batu Hijau:
Gold	550	118	30
Copper	1,292	307	78

Total Batu Hijau	1,842	425	108	—	1,242	3,129	44

Other Australia/New Zealand	1,138	577	136	21	374	870	122
Other Asia Pacific	—	—	3	12	(50)	256	3

Asia Pacific	3,108	1,063	266	65	1,507	8,230	1,262

Ahafo	528	242	68	13	178	985	75
Other Africa	—	—	—	10	(7)	202	10

Africa	528	242	68	23	171	1,187	85

Corporate and Other	—	—	20	63	(370)	5,088	16

Consolidated	$7,705	$3,008	$806	$322	$2,954	$22,299	$1,773

(1)	Accrual basis includes an increase in accrued capital expenditures of $4; consolidated capital expenditures on a cash basis were $1,769.

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

		Costs		Advanced
		Applicable to		Projects and	Pre-Tax	Total	Capital
	Sales	Sales	Amortization	Exploration	Income	Assets(1)	Expenditures(2)

Year Ended December 31, 2008
Nevada	$1,929	$993	$246	$50	$591	$3,215	$299
La Herradura	83	38	8	6	32	90	27
Hope Bay	—	—	1	59	(59)	1,621	82
Other North America	—	—	—	29	(163)	52	—

North America	2,012	1,031	255	144	401	4,978	408

Yanacocha	1,613	637	170	28	694	1,902	202
Other South America	—	—	—	38	(8)	30	34

South America	1,613	637	170	66	686	1,932	236

Boddington	—	—	—	10	(13)	1,735	815
Batu Hijau:
Gold	261	124	25
Copper	752	399	80

Total Batu Hijau	1,013	523	105	2	301	2,371	83

Other Australia/New Zealand	1,050	642	122	24	268	819	130
Other Asia Pacific	—	—	3	16	(101)	87	2

Asia Pacific	2,063	1,165	230	52	455	5,012	1,030

Ahafo	435	205	63	18	145	984	109
Other Africa	—	—	—	31	(31)	197	2

Africa	435	205	63	49	114	1,181	111

Corporate and Other	1	—	20	68	(362)	2,624	20

Consolidated	$6,124	$3,038	$738	$379	$1,294	$15,727	$1,805

(1)	Corporate and Other includes $73 of Assets held for sale.

(2)	Accrual basis includes a decrease in accrued capital expenditures of $65; consolidated capital expenditures on a cash basis were $1,870.

	Years Ended December 31,
	2010	2009	2008

Write-down of property, plant and mine development:
Nevada	$4	$1	$4
Yanacocha	—	1	—
Batu Hijau	1	4	10
Other Australia/New Zealand	1	1	2
Corporate and other	—	—	121

	$6	$7	$137

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	At December 31,
	2010	2009

Stockpiles and ore on leach pads:
Nevada	$479	$445
La Herradura	6	5
Yanacocha	496	369
Boddington	248	59
Batu Hijau	879	834
Other Australia/New Zealand	145	121
Ahafo	121	72

	$2,374	$1,905

Revenues from export and domestic sales were as follows:

	Years Ended December 31,
	2010	2009	2008

Europe	$6,209	$5,573	$4,756
Japan	1,544	833	464
Korea	760	465	231
Indonesia	372	440	307
Mexico	217	113	83
Australia	110	222	170
India	—	30	32
Other	328	29	81

	$9,540	$7,705	$6,124

As gold can be sold through numerous gold market traders worldwide, the Company is not economically dependent on a limited number of customers for the sale of its product. In 2010, 2009 and 2008, sales to Bank of Nova Scotia were $2,435 (32%), $2,658 (42%) and $1,618 (30%), respectively, of total gold sales. Additionally in 2008, the Company had sales to BNP Paribas that totaled $1,239 (23%) of total gold sales.

Long-lived assets, excluding deferred tax assets, investments and restricted cash, were as follows:

	At December 31,
	2010	2009

Australia	$5,055	$4,683
United States	3,031	3,059
Canada	2,088	1,869
Indonesia	2,109	2,067
Peru	1,772	1,443
Ghana	1,231	1,093
Other	94	70

	$15,380	$14,284

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 4	RECLAMATION AND REMEDIATION

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

At December 31, 2010 and 2009, $904 and $698, respectively, were accrued for reclamation obligations relating to mineral properties. In addition, the Company is involved in several matters concerning environmental obligations associated with former, primarily historic, mining activities. Generally, these matters concern developing and implementing remediation plans at the various sites involved. At December 31, 2010 and 2009, $144 and $161, respectively, were accrued for such obligations. These amounts are also included in Reclamation and remediation liabilities.

Included in Other long-term assets at December 31, 2010 and 2009 is $12 and $11, respectively, of restricted cash that is legally restricted for purposes of settling asset retirement obligations related to the Con mine in Yellowknife, NWT, Canada. Included in Investments at December 31, 2010 and 2009 are $10 and $10 of long-term marketable debt securities, respectively, and $6 and $5 long-term marketable equity securities, respectively, which are legally pledged for purposes of settling asset retirement obligations related to the San Jose Reservoir in Yanacocha.

The following is a reconciliation of reclamation and remediation liabilities:

Balance January 1, 2009	$757
Additions, changes in estimates and other	105
Liabilities settled	(49)
Accretion expense	46

Balance December 31, 2009	859
Additions, changes in estimates and other	188
Liabilities settled	(51)
Accretion expense	52

Balance December 31, 2010	$1,048

The current portion of Reclamation and remediation liabilities of $64 and $54 at December 31, 2010 and 2009, respectively, are included in Other current liabilities (see Note 24).

The Company’s reclamation and remediation expenses consisted of:

	Years Ended December 31,
	2010	2009	2008

Reclamation	$13	$13	$101
Accretion — operating	44	34	31
Accretion — non-operating	8	12	10

	$65	$59	$142

Additions to the reclamation liability in 2010 of $188 include $186 for currently or recently producing properties due mainly to increased water treatment costs as a result of mine plan changes

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

for Yanacocha, increased demolition costs for Boddington, an increase in the tailings area at Kalgoorlie, increased backfill at Phoenix, increased activity at Hope Bay and $2 for historic mining operations primarily related to additional water management costs.

Additions to the reclamation liability in 2009 of $105 include $90 for currently or recently producing properties due mainly to increased disturbance area at Batu Hijau, post-mine backfilling of underground operations and an increase in the tailings area at Kalgoorlie, increased backfill at Phoenix and the acquisition of the remaining one-third of Boddington. Additions to the reclamation liability in 2009 also include $15 for historic mining operations for additional water management costs, property acquisitions and other related activities.

NOTE 5	ADVANCED PROJECTS, RESEARCH AND DEVELOPMENT

	Years Ended December 31,
	2010	2009	2008

Major projects:
Hope Bay	$74	$25	$39
Subika underground	11	2	—
Conga	8	4	4
Akyem	5	8	7
Boddington	—	25	3
Other projects:
Technical and project services	49	24	23
Corporate	29	14	15
Other	40	33	75

	$216	$135	$166

NOTE 6	OTHER EXPENSE, NET

	Years Ended December 31,
	2010	2009	2008

Community development	$111	$84	$87
Regional administration	64	55	48
Western Australia power plant	15	37	18
World Gold Council dues	13	11	10
Batu Hijau divestiture	4	12	15
Revaluation of contingent consideration	2	23	—
Boddington acquisition costs	—	67	—
Other	52	69	62

	$261	$358	$240

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 7	OTHER INCOME, NET

	Years Ended December 31,
	2010	2009	2008

Canadian Oil Sands Trust distributions	$55	$26	$110
Gain on asset sales, net	48	16	42
Income from developing projects, net	18	4	12
Gain on sale of investments, net	16	8	30
European Gold Refinery income	14	14	4
Interest income	11	16	29
Impairment of marketable securities	(1)	(6)	(114)
Foreign currency exchange losses, net	(64)	(1)	(12)
Other	12	11	22

	$109	$88	$123

NOTE 8	EMPLOYEE RELATED BENEFITS

	At December 31,
	2010	2009

Current:
Accrued payroll and withholding taxes	$189	$152
Peruvian workers’ participation	49	59
Employee pension benefits	6	4
Other post-retirement plans	3	4
Accrued severance	2	3
Other employee-related payables	39	28

	$288	$250

	At December 31,
	2010	2009

Long-term:
Employee pension benefits	$127	$204
Other post-retirement benefit plans	92	91
Accrued severance	73	57
Peruvian workers’ participation	18	17
Other employee-related payables	15	12

	$325	$381

Pension and Other Benefit Plans

The Company provides defined benefit pension plans to eligible employees. Benefits are generally based on years of service and the employee’s average annual compensation. Various international pension plans are based on local laws and requirements. Pension costs are determined annually by independent actuaries and pension contributions to the qualified plans are made based on funding standards established under the Employee Retirement Income Security Act of 1974, as amended.

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company sponsors retiree health care plans that provide prescription drug benefits to eligible retirees that our plans’ actuaries have determined are actuarially equivalent to Medicare Part D. The effect of the federal subsidies received decreased post-retirement projected accumulated benefit obligation (“ABO”) by $7 in 2009. In 2010, Congress passed certain measures of healthcare reform which changed the tax-free status of Medicare Part D subsidies and eliminated the impact on the post-retirement ABO.

The following tables provide a reconciliation of changes in the plans’ benefit obligations and assets’ fair values for 2010 and 2009:

	Pension Benefits		Other Benefits
	2010	2009	2010	2009

Change in Benefit Obligation:
Benefit obligation at beginning of year	$580	$518	$95	$89
Service cost	21	18	2	2
Interest cost	36	32	6	5
Actuarial (gain) loss	68	29	(6)	1
Amendments	2	—	—	—
Foreign currency exchange loss	2	5	—	1
Settlement payments	(1)	(1)	—	—
Benefits paid	(27)	(21)	(2)	(3)

Projected benefit obligation at end of year	$681	$580	N/A	N/A

Accumulated Benefit Obligation	$543	$465	$95	$95

Change in Fair Value of Assets:
Fair value of assets at beginning of year	$372	$278	$—	$—
Actual return on plan assets	53	61	—	—
Employer contributions	161	55	2	3
Foreign currency exchange loss	1	—	—	—
Settlement payments	(1)	(1)	—	—
Benefits paid	(27)	(21)	(2)	(3)

Fair value of assets at end of year	$559	$372	$—	$—

Unfunded status, net	$122	$208	$95	$95

The Company’s qualified pension plans are funded with cash contributions in compliance with Internal Revenue Service (“IRS”) rules and regulations. The Company’s non-qualified and other benefit plans are currently not funded, but exist as general corporate obligations. The information contained in the above tables indicates the combined funded status of qualified and non-qualified plans, in accordance with accounting pronouncements. The Company is currently planning to contribute at least $18 to its retirement benefit programs in 2011.

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table provides the net amounts recognized in the Consolidated Balance Sheets at December 31:

	Pension Benefits		Other Benefits
	2010	2009	2010	2009

Accrued employee benefit liability	$122	$208	$95	$95

Accumulated other comprehensive income (loss):
Net actuarial gain (loss)	$(263)	$(240)	$12	$8
Prior service credit (cost)	(8)	(7)	5	5

	(271)	(247)	17	13
Less: Income taxes	95	86	(6)	(4)

	$(176)	$(161)	$11	$9

The following table provides components of the net periodic pension and other benefits costs for the years ended December 31:

	Pension Benefit Costs			Other Benefit Costs
	2010	2009	2008	2010	2009	2008

Service cost	$21	$18	$15	$2	$2	$2
Interest cost	36	32	29	6	5	5
Expected return on plan assets	(32)	(29)	(28)	—	—	—
Amortization, net	17	16	4	(1)	(1)	(3)
Settlements	—	—	13	—	—	—

	$42	$37	$33	$7	$6	$4

The following table provides the components recognized in Other comprehensive income (loss) for the years ended December 31:

	Pension Benefits			Other Benefits
	2010	2009	2008	2010	2009	2008

Net gain (loss)	$(41)	$7	$(196)	$5	$(1)	$(17)
Amortization, net	17	16	17	(1)	(1)	(3)

Total recognized in Other comprehensive income (loss)	$(24)	$23	$(179)	$4	$(2)	$(20)

Total recognized in net periodic benefit cost and Other comprehensive income (loss)	$(66)	$(14)	$(212)	$(3)	$(7)	$(24)

The expected recognition of amounts in Accumulated other comprehensive income (loss) is $22 and $1 for net actuarial loss and prior service cost for pension benefits in 2011, respectively, and $nil and $1 for net actuarial gain and prior service credit for other benefits in 2011, respectively.

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Significant assumptions were as follows:

	Pension Benefits		Other Benefits
	At December 31,		At December 31,
	2010	2009	2010	2009

Weighted-average assumptions used in measuring the Company’s benefit obligation:
Discount rate	5.75%	6.10%	5.75%	6.10%
Rate of compensation increase	5.00%	5.00%	5.00%	5.00%

	Pension Benefits			Other Benefits
	Years Ended December 31,			Years Ended December 31,
	2010	2009	2008	2010	2009	2008

Weighted-average assumptions used in measuring the net periodic pension benefit cost:
Discount long-term rate	6.10%	6.05%	6.80%	6.10%	6.05%	6.80%
Expected return on plan assets	8.00%	8.00%	8.00%	N/A	N/A	N/A
Rate of compensation increase	5.00%	5.00%	5.00%	5.00%	5.00%	5.00%

Yield curves matching our benefit obligations were derived using a model based on high quality corporate bond data from Bloomberg in 2010. The model develops a discount rate by selecting a portfolio of high quality corporate bonds whose projected cash flows match the projected benefit payments of the plan. In 2009, the Company used yield curves modeled from cash flow analysis under the Citigroup Above Median Pension Discount Curve. The resulting curves were used to identify a discount rate for the Company of 5.75% and 6.10% in 2010 and 2009, respectively, based on the timing of future benefit payments. The decision to use 8% as the expected long-term return on plan assets was made based on an analysis of the actual plan asset returns over multiple time horizons and comparable other U.S. corporations. The average actual return on plan assets during the 22 years ended December 31, 2010 approximated 9%.

The pension plans employ several independent investment firms which invest the assets of the plans in certain approved funds that correspond to specific asset classes with associated target allocations. The goal of the pension fund investment program is to achieve prudent actuarial funding ratios while maintaining acceptable risk levels. The investment performance of the plans and that of the individual investment firms is measured against recognized market indices. The performance of the pension funds are monitored by an investment committee comprised of members of the Company’s management, which is advised by an independent investment consultant. With the exception of global capital market economic risks, the Company has identified no significant portfolio risks associated to asset classes. The following is a summary of the target asset allocations for 2010 and the actual asset allocation at December 31, 2010.

		Actual at
		December 31,
Asset Allocation	Target	2010

U.S. equity investments	40%	40%
International equity investments	25%	25%
Fixed income investments	30%	35%
Cash	5%	—%

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table sets forth the Company’s pension plan assets measured at fair value by level within the fair value hierarchy. Assets are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Fair Value at December 31, 2010
	Level 1	Level 2	Level 3	Total

Plan Assets:
Cash and cash equivalents	$2	$—	$—	$2
Commingled funds	—	557	—	557

	$2	$557	$—	$559

	Fair Value at December 31, 2009
	Level 1	Level 2	Level 3	Total

Plan Assets:
Cash and cash equivalents	$21	$—	$—	$21
Commingled funds	—	351	—	351

	$21	$351	$—	$372

The Company’s cash and cash equivalents are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices. The cash equivalent instruments that are valued based on quoted market prices in active markets are primarily money market securities and U.S. Treasury securities.

The Company’s commingled fund investments are classified within Level 2. The funds are managed by several fund managers and are valued at the net asset value per share for each fund. Although the majority of underlying assets in the funds consist of actively traded equity securities and bonds, the unit of account is considered to be at the fund level, and therefore, the investments are classified as Level 2. At December 31, 2010, the underlying assets of the commingled funds consist of U.S. equity investments (40%), international equity investments (25%) and fixed income investments (35%).

The assumed health care cost trend rate to measure the expected cost of benefits was 8.00% for 2011, 7.25% for 2012, 6.50% for 2013, 5.75% for 2014, and 5.00% for 2015 and each year thereafter. Assumed health care cost trend rates have a significant effect on amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	One-Percentage-Point	One-Percentage-Point
	Increase	Decrease

Effect on total of service and interest cost components of net periodic post-retirement health care benefit cost	$1	$(1)
Effect on the health care component of the accumulated post-retirement benefit obligation	$15	$(12)

Cash Flows

Benefit payments to be paid to pension participants are expected to be as follows: $36 in 2011, $25 in 2012, $28 in 2013, $32 in 2014, $38 in 2015, and $232 in total over the five years from 2016

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

through 2020. Benefit payments made to other benefit plan participants are expected to be as follows: $4 in 2011, $4 in 2012, $4 in 2013, $5 in 2014, $5 in 2015, and $31 in total over the five years from 2015 through 2020.

Savings Plans

The Company has two qualified defined contribution savings plans, one that covers salaried and non-union hourly employees and one that covers substantially all hourly union employees. In addition, the Company has one non-qualified supplemental savings plan for salaried employees whose benefits under the qualified plan are limited by federal regulations. When an employee meets eligibility requirements, the Company matches 100% of employee contributions of up to 6% of base salary for the salaried and hourly union plans. Effective March 2008, the Company makes a contribution between 5.0% and 7.5% (based on continuous years of service) to each non-union hourly employee’s retirement contribution account at its sole discretion. Matching contributions are made with Newmont stock; however, no holding restrictions are placed on such contributions, which totaled $15 in 2010, $15 in 2009 and $14 in 2008.

NOTE 9	STOCK BASED COMPENSATION

The Company has stock incentive plans for executives and eligible employees. Stock incentive awards include options to purchase shares of stock with exercise prices not less than fair market value of the underlying stock at the date of grant, restricted stock units and performance leveraged stock units. At December 31, 2010, 10,516,994 shares were available for future stock incentive plan awards.

Employee Stock Options

Stock options granted under the Company’s stock incentive plans vest over periods of three years or more and are exercisable over a period of time not to exceed 10 years from the grant date. The value of each option award is estimated at the grant date using the Black-Scholes option pricing model. The Black-Scholes option pricing model requires the input of subjective assumptions, including the expected term of the option award and stock price volatility. The expected term of options granted is derived from historical data on employee exercise and post-vesting employment termination experience. Expected volatility is based on the historical volatility of our stock at the grant date. These estimates involve inherent uncertainties and the application of management’s judgment. In addition, we are required to estimate the expected forfeiture rate and only recognize expense for those options expected to vest. As a result, if other assumptions had been used, our recorded stock based compensation expense would have been different from that reported. The Black-Scholes option pricing model used the following assumptions:

	2010	2009	2008	2007	2006

Weighted-average risk-free interest rate	2.5%	2.0%	3.1%	4.6%	4.9%
Dividend yield	0.7%	1.0%	1.0%	1.0%	0.7%
Expected life in years	5	5	5	5	5
Volatility	38%	36%	30%	32%	34%

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes annual activity for all stock options for each of the three years ended December 31:

	2010		2009		2008
		Weighted		Weighted		Weighted
		Average		Average		Average
	Number of	Exercise	Number of	Exercise	Number of	Exercise
	Shares	Price	Shares	Price	Shares	Price

Outstanding at beginning of year	6,142,073	$42.65	6,463,004	$42.17	6,234,814	$41.09
Granted	918,343	$55.68	1,157,825	$39.99	1,416,963	$40.77
Exercised	(1,494,686)	$40.38	(1,204,836)	$36.24	(931,741)	$30.88
Forfeited and expired	(151,525)	$51.02	(273,920)	$50.20	(257,032)	$49.17

Outstanding at end of year	5,414,205	$45.36	6,142,073	$42.65	6,463,004	$42.17

Options exercisable at year-end	3,211,115	$45.50	3,880,866	$44.39	4,464,475	$42.01
Weighted-average fair value of options granted during the year	$20.01		$12.88		$11.96

The following table summarizes information about stock options outstanding and exercisable at December 31, 2010:

	Options Outstanding
		Weighted-		Options Exercisable
		Average	Weighted-		Weighted-
		Remaining	Average		Average
	Number	Contractual	Exercise	Number	Exercise
Range of Exercise Prices	Outstanding	Life (in years)	Price	Exercisable	Price

$20 to $30	480,573	5.6	$26.74	180,573	$26.47
$30 to $40	1,197,686	7.6	$39.60	480,164	$39.08
$40 to $50	2,175,950	5.5	$44.62	1,884,578	$44.65
$50+	1,559,996	7.6	$56.54	665,800	$57.71

	5,414,205	6.6	$45.36	3,211,115	$45.50

At December 31, 2010 there was $21 of unrecognized compensation cost related to 2,203,090 unvested stock options. This cost is expected to be recognized over a weighted-average period of approximately 2 years. The total intrinsic value of options exercised in 2010, 2009 and 2008 was $29, $16 and $15, respectively. At December 31, 2010, the aggregate intrinsic value of outstanding stock options was $87 and the aggregate intrinsic value of exercisable options was $51 at December 31, 2010.

The following stock options vested in each of the three years ended December 31:

	2010	2009	2008

Stock options vested	922,463	795,566	835,982
Weighted-average exercise price	$42.16	$46.86	$47.21

Other Stock Based Compensation

The Company grants restricted stock units to executives and eligible employees upon achievement of certain financial and operating results. Restricted stock units vest over periods of three years or more. Prior to vesting, holders of restricted stock units do not have the right to vote the underlying shares; however, executives accrue dividend equivalents on their restricted stock units, which are paid at the time the restricted stock units vest. The restricted stock units are subject to forfeiture risk and

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

other restrictions. Upon vesting, the employee is entitled to receive one share of the Company’s common stock for each restricted stock unit. In 2010, 2009 and 2008 the Company granted 483,408, 450,195 and 16,360 restricted stock units, respectively, at a weighted-average fair market value of $52, $42 and $39, respectively, per underlying share of the Company’s common stock. At December 31, 2010, 454,256, 255,230 and 3,765 shares remain unvested for the 2010, 2009 and 2008 grants, respectively.

The Company grants financial performance stock bonuses to eligible executives upon achievement of certain financial and operating results, based on a targeted number of shares at the beginning of each performance period. At the end of the performance period, one third of the bonus is paid in common stock and two-thirds of the bonus is paid in restricted stock units that vest in equal annual increments at the second and third anniversaries of the start of the performance period. In 2010 and 2009, the Company granted 64,646 and 40,078 common shares, respectively, and 129,302 and 80,172 restricted stock units, respectively, included in the restricted stock unit grants above at a fair market value of $50 and $43 per underlying share of the Company’s common stock, respectively, under the financial performance stock bonus plan.

Beginning in 2010, the Company grants performance leveraged stock units (“PSUs”) to eligible executives. In 2010, the Company granted 204,732 PSUs at a weighted-average fair market value of $69. The actual number of PSUs earned will be determined at the end of a three year performance period (except two partial awards that will be based on a one and two year performance period, respectively), based upon certain measures of shareholder return.

Prior to 2009, the Company granted restricted stock awards to executives and deferred stock awards to eligible employees upon achievement of certain financial and operating results. Shares of restricted stock and deferred stock vest over periods of three years or more from the grant date and are subject to certain restrictions related to ownership and transferability prior to vesting. The Company no longer grants restricted stock or deferred stock. In 2008, 218,697 shares of restricted stock, were granted at a weighted-average fair market value of $39 per underlying share of the Company’s common stock. At December 31, 2010, 126,391 shares remained unvested for the 2008 restricted stock awards. In 2008, the Company granted 394,095 shares of deferred stock, at a weighted-average fair market value of $44 per underlying share of the Company’s common stock. At December 31, 2010, 106,168 shares remained unvested for the 2008 deferred stock awards.

The total intrinsic value of other stock based compensation awards that vested in 2010, 2009 and 2008 was $28, $19 and $14, respectively. At December 31, 2010, there was $25 of unrecognized compensation costs related to the unvested other stock based compensation awards. This cost is expected to be recognized over a weighted-average period of approximately 2 years.

The Company recognized stock based compensation as follows:

	Years Ended December 31,
	2010	2009	2008

Stock options	$16	$14	$16
Restricted stock units	16	6	—
Performance leveraged stock units	7	—	—
Common stock	3	3	—
Restricted stock	2	4	6
Deferred stock	8	13	12

	$52	$40	$34

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 10	INCOME AND MINING TAXES

The Company’s Income and mining tax expense consisted of:

	Years Ended December 31,
	2010	2009	2008

Current:
United States	$(214)	$(46)	$(104)
Foreign	(1,022)	(782)	(353)

	(1,236)	(828)	(457)

Deferred:
United States	518	42	246
Foreign	(138)	(43)	69

	380	(1)	315

	$(856)	$(829)	$(142)

The Company’s Income before income and mining tax and other items consisted of:

	Years Ended December 31,
	2010	2009	2008

United States	$737	$291	$563
Foreign	3,260	2,663	731

	$3,997	$2,954	$1,294

The Company’s income and mining tax expense differed from the amounts computed by applying the United States statutory corporate income tax rate for the following reasons:

	Years Ended December 31,
	2010	2009	2008

Income before income and mining tax and other items	$3,997	$2,954	$1,294
United States statutory corporate income tax rate	35%	35%	35%

Income tax expense computed at United States statutory corporate income tax rate statutory corporate income tax rate	(1,399)	(1,034)	(453)
Reconciling items:
Tax benefit generated on change in form of a non-	440	—	159
U.S. subsidiary
Percentage depletion	151	127	130
Resolution of prior years’ uncertain income tax matters	11	38	69
Change in valuation allowance on deferred tax assets	18	32	(31)
Mining taxes (net of federal benefit)	(33)	(27)	(27)
Other	(44)	35	11

Income and mining tax expense	$(856)	$(829)	$(142)

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Components of the Company’s deferred income tax assets (liabilities) are as follows:

	At December 31,
	2010	2009

Deferred income tax assets:
Exploration costs	$75	$72
Depreciation	6	21
Net operating losses and tax credits	799	980
Retiree benefit and vacation accrual costs	98	124
Remediation and reclamation costs	158	132
Investment in partnerships	563	57
Other	103	64

	1,802	1,450
Valuation allowances	(435)	(437)

	1,367	1,013

Deferred income tax liabilities:
Net undistributed earnings of subsidiaries	(237)	(218)
Unrealized gain on investments	(176)	(137)
Depletable and amortizable costs associated with mineral rights	(857)	(826)
Derivative instruments	(25)	(37)
Other	—	(1)

	(1,295)	(1,219)

Net deferred income tax assets (liabilities)	$72	$(206)

Net deferred income tax assets and liabilities consist of:

	At December 31,
	2010	2009

Current deferred income tax assets	$177	$215
Long-term deferred income tax assets	1,437	937
Current deferred income tax liabilities	(54)	(17)
Long-term deferred income tax liabilities	(1,488)	(1,341)

	$72	$(206)

Factors that Significantly Impact Effective Tax Rate

In 2010, the Company converted certain non-U.S. entities to U.S. entities for U.S. income tax purposes. The lower effective tax rate in 2010 and 2008 is primarily due to tax benefits recognized as a result of “check the box” elections made with respect to certain of the Company’s non-US subsidiaries. As a result of the elections, the subsidiaries are treated as flow-through entities for U.S. federal income tax purposes. The restructurings in 2010 resulted in the recording of a deferred tax asset, calculated as the difference between fair market valuations of the subsidiaries compared to the underlying financial statement basis in the assets. The restructuring in 2008 resulted in a significant loss that allowed the Company to recover income taxes paid in prior years.

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Percentage depletion allowances (tax deductions for depletion that may exceed the tax basis in mineral reserves) are available under the income tax laws of the United States for operations conducted in the United States or through branches and partnerships owned by U.S. subsidiaries included in the Company’s consolidated United States income tax return. The deductions are highly sensitive to the price of gold and other minerals produced by the Company.

Tax expense decreased due to the reduction in income taxes from revised estimates of reserves for uncertain income tax positions recorded in jurisdictions where either the statutes of limitations expired or where uncertain income tax positions were settled.

The reduction in valuation allowances in 2010 and 2009 are a result of the increase in value of certain marketable securities, and higher forecasted taxable income from certain mining operations caused by the increase in the average price of gold and the realization of capital loss benefits. In addition, $44 of the valuation allowance, when recognized, will not reduce the Company’s effective tax rate, but will be recorded directly to equity. The valuation allowance remaining at the end of 2010 primarily is attributable to non-U.S. subsidiaries tax loss carryforwards.

In the fourth quarter of 2010, the Company reclassified certain income based state and provincial taxes from Costs applicable to sales to Income and mining tax expense. Tax expense increased due to the inclusion of such taxes as Income and mining tax expense. The reclassification resulted in $33, $27 and $27 (net of federal benefit) increases to income and mining taxes for 2010, 2009 and 2008, respectively.

Other

Newmont intends to indefinitely reinvest earnings from certain foreign operations. Accordingly, U.S. and non-U.S. income and withholding taxes for which deferred taxes might otherwise be required, have not been provided on a cumulative amount of temporary differences (including, for this purpose, any difference between the tax basis in the stock of a consolidated subsidiary and the amount of the subsidiary’s net equity determined for financial reporting purposes) related to investments in foreign subsidiaries of approximately $7 and $117 at December 31, 2010 and 2009, respectively. The decrease shown above is due to the change in the Company’s assertion regarding unremitted earnings that resulted from the conversion of non-U.S. entities to U.S. entities in 2010. As such, deferred taxes are now being provided for the foreign operations included in the restructuring.

Company’s Unrecognized Tax Benefits

At December 31, 2010, 2009 and 2008, the Company had $116, $130 and $181 of total gross unrecognized tax benefits, respectively. A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows:

	2010	2009	2008

Total amount of gross unrecognized tax benefits at beginning of year	$130	$181	$230
Additions for tax positions of prior years	3	(21)	29
Additions for tax positions of current year	—	3	50
Reductions due to settlements with taxing authorities	(9)	(27)	(57)
Reductions due to lapse of statute of limitations	(8)	(6)	(71)

Total amount of gross unrecognized tax benefits at end of year	$116	$130	$181

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At December 31, 2010, 2009 and 2008, $45, $63 and $116, respectively, represents the amount of unrecognized tax benefits that, if recognized, would impact the Company’s effective income tax rate.

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

On June 25, 2008, the United States Tax Court issued an opinion for Santa Fe Pacific Gold Company and Subsidiaries (“Santa Fe”), by and through its successor in interest, Newmont USA Limited, a member of the Newmont Mining Corporation affiliated group. The Tax Court issued the ruling for the tax years 1994 through 1997, which were years prior to Newmont’s acquisition of Santa Fe. The Tax Court ruled unfavorably on certain issues relating to the method in which Santa Fe was calculating adjustments related to percentage depletion in its Alternative Minimum Tax calculation. On April 27, 2009, the United States Tax Court issued a decision in favor of Santa Fe, with respect to the $65 million Homestake break-up fee deducted by Santa Fe in tax year 1997. Following procedural rules, the Internal Revenue Service was given 90 days from the date the decision was entered in which to file an appeal. The entry of decision was made on July 16, 2009. The Internal Revenue Service did not file an appeal, and as a result, as of October 15, 2009 the decision stands. The result of this decision resulted in overpayments for each of the tax years 1994 through 1997. The Company has adjusted the unrecognized tax benefits accordingly.

In 2010, PTNNT, the Company’s partially owned subsidiary in Indonesia, received a final tax assessment from the Indonesian Tax Office. Although required to pay $132 (of which, $119 related to corporate income tax matters) of tax and penalties upon receipt of the tax assessment, PTNNT intends to vigorously defend its positions through all processes available to it. PTNNT believes it is more likely than not that it will prevail based on prior experience and therefore recorded a corresponding receivable in the third quarter.

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. Federal, state and local, and non-U.S. income tax examinations by tax authorities for years before 2005. As a result of (i) statute of limitations that will begin to expire within the next 12 months in various jurisdictions, and (ii) possible settlements of audit-related issues with taxing authorities in various jurisdictions with respect to which none of the issues are individually significant, the Company believes that it is reasonably possible that the total amount of its net unrecognized income tax benefits will decrease between $1 to $3 in the next 12 months.

The Company’s continuing practice is to recognize interest and/or penalties related to unrecognized tax benefits as part of its income and mining tax expense. At December 31, 2010 and 2009, the total amount of accrued income-tax-related interest and penalties included in the Consolidated Balance Sheets was $10 and $13, respectively. During 2010, the Company released through the Statements of Consolidated Income $4 of interest and penalties. During 2009 and 2008, the Company accrued through the Statements of Consolidated Income an additional $9 and $31 of interest and penalties.

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Tax Loss Carryforwards, Foreign Tax Credits, and AMT Credits

At December 31, 2010 and 2009, the Company had (i) $1,220 and $1,213 of net operating loss carry forwards, respectively; and (ii) $168 and $279 of tax credit carry forwards, respectively. At December 31, 2010 and 2009, $857 and $1,020, respectively, of net operating loss carry forwards are attributable to operations in Australia, Ghana and France for which current tax law provides no expiration period. The remaining net operating loss carryforwards expire at various dates through 2030. Valuation allowances have been recorded on net operating loss carryforwards where the Company believes based on the available evidence, it is more likely than not that the net operating losses will not be realized.

Tax credit carry forwards for 2010 and 2009 of $53 and $158 consist of foreign tax credits available in the United States; substantially all such credits not utilized will expire at the end of 2018. Other credit carry forwards at the end of 2010 and 2009 in the amounts of $115 and $121, respectively, represent alternative minimum tax credits attributable to the Company’s U.S. operations for which the current tax law provides no period of expiration.

Differences in tax rates and other foreign income tax law variations make the ability to fully utilize all available foreign income tax credits on a year-by-year basis highly dependent on the price of the gold and copper produced by the Company and the costs of production, since lower prices or higher costs can result in having insufficient sources of taxable income in the United States to utilize all available foreign tax credits. Such credits have limited carry back and carry forward periods and can only be used to reduce the United States income tax imposed on foreign earnings included in the annual United States consolidated income tax return.

NOTE 11	EQUITY INCOME (LOSS) OF AFFILIATES

	Years Ended December 31,
	2010	2009	2008

AGR Matthey Joint Venture	$3	$5	$(2)
Regis Resources Ltd.	—	—	(3)
Minera La Zanja S.R.L.	10	(4)	—
Euronimba Ltd.	(10)	(17)	—

	$3	$(16)	$(5)

AGR Matthey Joint Venture

The AGR Matthey Joint Venture (“AGR”), a gold refinery, in which Newmont held a 40% interest, was dissolved on March 30, 2010. Newmont received consideration of $14 from the dissolution and recorded a gain of $6 during 2010. Newmont received dividends of $7 and $2 during 2010 and 2009, respectively, from its interests in AGR. See also Note 26 for details of Newmont’s transactions with AGR.

Regis Resources Ltd.

Prior to December 2009, Newmont held a 23.15% interest in Regis Resources Ltd. (“Regis Resources”). On December 22, 2009, Regis Resources issued common shares through a rights issue. As a result, Newmont’s ownership interest in Regis Resources was diluted and the Company discontinued equity accounting.

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Minera La Zanja S.R.L.

Newmont holds a 46.94% interest in Minera La Zanja, S.R.L. (“La Zanja”), a gold project near the city of Cajamarca, Peru. The remaining interests are held by Compañia de Minas Buenaventura, S.A.A. (“Buenaventura”). The mine commenced operations in September 2010 and is operated by Buenaventura.

Euronimba Ltd.

Newmont holds a 43.50% interest in Euronimba Ltd. (“Euronimba”), with the remaining interests held by BHP Billiton (43.50%) and Areva (13%). Euronimba owns 95% of the Nimba iron ore project located in the Republic of Guinea which is in the early stages of development.

NOTE 12	DISCONTINUED OPERATIONS

Discontinued operations include Kori Kollo sold in July 2009 and various other operations sold to third parties.

In December 2010, the Company recognized a $28 charge, net of tax benefits, for legal claims related to historic operations previously sold to third parties.

In July 2009, the Company sold its interest in Kori Kollo in Bolivia. As part of the transaction, a reclamation trust fund was established with the proceeds to be made available exclusively to pay for closure and reclamation costs when operations eventually cease. The Company recognized a $16 charge in 2009, net of tax benefits, related to the sale.

Newmont has accounted for these dispositions in accordance with accounting guidance for the impairment or disposal of long-lived assets. The Company has reclassified the income statement results from the historical presentation to Income (loss) from discontinued operations in the Statements of Consolidated Income for all periods presented. The Statements of Consolidated Cash Flows have been reclassified for discontinued operations for all periods presented.

The following table details selected financial information included in the Income (loss) from discontinued operations in the Statements of Consolidated Income:

	Years Ended December 31,
	2010	2009	2008

Sales	$—	$32	$75
Income (loss) from operations:
Kori Kollo	$—	$1	$(9)
Other	—	—	6

	—	1	(3)

Non-operating gain (loss)	(40)	(44)	1

Pre-tax income (loss)	(40)	(43)	(2)
Income tax benefit	12	27	15

Income (loss) from discontinued operations	$(28)	$(16)	$13

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table details selected financial information included in Net cash provided from (used in) discontinued operations and investing activities and financing activities of discontinued operations:

	Years Ended December 31,
	2010	2009	2008

Net cash provided from (used in) discontinued operations:
Income (loss) from discontinued operations	$(28)	$(16)	$13
Amortization	—	3	9
Deferred income taxes	(12)	(28)	4
Impairment of assets held for sale	—	44	—
Other operating adjustments and write-downs	—	7	19
Increase (decrease) in net operating liabilities	27	23	(149)

	$(13)	$33	$(104)

Net cash used in investing activities of discontinued operations:
Proceeds from asset sales, net	$—	$—	$(6)
Additions to property, plant and mine development	—	—	(5)

	$—	$—	$(11)

Net cash used in financing activities of discontinued operations:
Repayment of debt	$—	$(2)	$(4)

	$—	$(2)	$(4)

NOTE 13	NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS

	Years Ended December 31,
	2010	2009	2008

Batu Hijau	$549	$445	$98
Yanacocha	292	354	232
Other	(2)	(3)	(1)

	$839	$796	$329

In June 2010, PTPI completed the sale of an approximate 2.2% interest in PTNNT to PTIMI. To enable the transaction to proceed, the Company released its rights to the dividends payable on this 2.2% interest and released the security interest in the associated shares. The Company further agreed, however, to advance certain funds to PTIMI to enable it to purchase the interest in exchange for an assignment by PTIMI to the Company of the dividends payable on the 2.2% interest (net of withholding tax), a pledge of the shares as security on the advance, and certain voting rights and obligations. The funds that the Company advanced to PTIMI and which it paid to PTPI for the shares were used by PTPI to reduce its outstanding balance with the Company. Upon completion of this transaction, PTPI requested and was allowed to borrow additional funds under the Company’s agreement with PTPI. The Company’s economic interest in PTPI’s and PTIMI’s combined 20% interest in PTNNT remains at 17% and has not changed as a result of these transactions.

In March 2010, the Company (through NTP) completed the sale and transfer of shares for a 7% interest in PTNNT, the Indonesian subsidiary that operates Batu Hijau, to PT Multi Daerah Bersaing (“PTMDB”) in compliance with divestiture obligations under the Contract of Work, reducing NTP’s ownership interest to 56% from 63%. In 2009, the Company (through NTP) completed the sale and

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

transfer of shares for a 17% interest in PTNNT to PTMDB in compliance with divestiture obligations under the Contract of Work, reducing NTP’s ownership interest to 63% from 80%. The 2010 and 2009 share transfers resulted in gains of approximately $16 (after tax of $33) and $63 (after tax of $115), respectively, that were recorded as Additional paid-in capital. For information on the Batu Hijau Contract of Work and divestiture requirements, see the discussion in Note 31 to the Consolidated Financial Statements.

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

At December 31, 2010, Newmont had a 48.50% effective economic interest in PTNNT. Based on ASC guidance for variable interest entities, Newmont continues to consolidate PTNNT in its Consolidated Financial Statements.

Newmont has a 51.35% ownership interest in Yanacocha, with the remaining interests held by Compañia de Minas Buenaventura, S.A.A. (43.65%) and the International Finance Corporation (5%).

NOTE 14	NEWMONT EQUITY AND INCOME PER SHARE

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

Treasury Stock

Treasury stock is acquired by the Company when certain restricted stock awards vest or are forfeited (see Note 9). At vesting, a participant has a tax liability and, pursuant to the participant’s award agreement, may elect withholding of restricted stock to satisfy tax withholding obligations. The withheld or forfeited stock is accounted for as treasury stock and carried at the par value of the related common stock.

Exchangeable Shares

In connection with the acquisition of Franco-Nevada Corporation (“Franco”) in February 2002, certain holders of Franco common stock received 0.8 of an exchangeable share of Newmont Mining Corporation of Canada Limited (formerly Franco) for each share of common stock held. These exchangeable shares are convertible, at the option of the holder, into shares of Newmont common stock on a one-for-one basis, and entitle holders to dividends and other rights economically equivalent to holders of Newmont common stock. At December 31, 2010 and 2009, the value of these no-par shares was included in Additional paid-in capital and outstanding shares.

Net Income per Common Share

Basic income per common share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted income

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

per common share is computed similarly to basic income per common share except that the weighted average number of common shares outstanding is increased to include the number of additional common shares that would have been outstanding if the potentially dilutive common shares had been issued.

	Years Ended December 31,
	2010	2009	2008

Net income attributable to Newmont stockholders:
Continuing operations	$2,305	$1,308	$816
Discontinued operations	(28)	(11)	15

	$2,277	$1,297	$831

Weighted average common shares (millions):
Basic	492	487	454
Effect of employee stock based awards	2	—	1
Effect of convertible notes	6	—	—

Diluted	500	487	455

Net income attributable to Newmont stockholders per
common share
Basic:
Continuing operations	$4.69	$2.68	$1.80
Discontinued operations	(0.06)	(0.02)	0.03

	$4.63	$2.66	$1.83

Diluted:
Continuing operations	$4.61	$2.68	$1.80
Discontinued operations	(0.06)	(0.02)	0.03

	$4.55	$2.66	$1.83

Options to purchase 2 million, 4 million and 4 million shares of common stock at average exercise prices of $57, $47 and $48 were outstanding at December 31, 2010, 2009 and 2008, respectively, but were not included in the computation of diluted weighted average number of common shares because their effect would have been anti-dilutive.

In February 2009 and July 2007, Newmont issued $518 and $1,150, respectively, of convertible notes that, if converted in the future, would have a potentially dilutive effect on the Company’s stock. The notes issued in 2009 and 2007 are convertible, at the holder’s option, equivalent to a conversion price of $46.18 per share of common stock (11,206,150 shares of common stock) and $46.13 per share of common stock (24,929,547 shares of common stock), respectively. Under the indentures for the convertible notes, upon conversion Newmont is required to settle the principal amount of the convertible notes in cash and may elect to settle the remaining conversion obligation (stock price in excess of the conversion price) in cash, shares or a combination thereof. The effect of contingently convertible instruments on diluted earnings per share is calculated under the net share settlement method in accordance with ASC guidance. The average price of the Company’s common stock for the year ended December 31, 2010 exceeded the conversion price of $46.18 and $46.13 for the notes issued in 2009 and 2007, respectively, and therefore, 6 million additional shares were included in the computation of diluted weighted average common shares for the year ended December 31, 2010.

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In connection with the 2007 convertible senior notes offering, the Company entered into convertible note hedge transactions and warrant transactions (“Call Spread Transactions”). These transactions included the purchase of call options and the sale of warrants. As a result of the Call Spread Transactions, the conversion price of $46.13 was effectively increased to $60.17. Should the warrant transactions become dilutive to the Company’s earnings per share (i.e. Newmont’s share price exceeds $60.17) the underlying shares will be included in the computation of diluted income per common share.

The Net income attributable to Newmont stockholders and transfers from noncontrolling interests was:

	Years Ended December 31,
	2010	2009	2008

Net income attributable to Newmont stockholders	$2,277	$1,297	$831
Transfers from the noncontrolling interests:
Increase in Additional paid-in capital from sale of PTNNT shares, net of tax of $33 and $115, respectively	16	63	—

Net income attributable to Newmont stockholders and transfers from noncontrolling interests	$2,293	$1,360	$831

NOTE 15	ACQUISITIONS

On June 25, 2009 the Company completed the acquisition of the remaining 33.33% interest in Boddington from AngloGold Ashanti Australia Limited (“AngloGold”). Consideration for the acquisition consisted of $982 and a contingent royalty capped at $100, equal to 50% of the average realized operating margin (Revenue less Costs applicable to sales on a by-product basis), if any, exceeding $600 per ounce, payable quarterly beginning in the second quarter of 2010 on one-third of gold sales from Boddington. At the acquisition date, the Company estimated the fair value of the contingent consideration at $62. In connection with the acquisition, the Company incurred $67 of transaction costs in 2009 of which $15 of these costs were paid at December 31, 2010.

At December 31, 2010 and December 31, 2009, the fair value of the contingent consideration was valued to approximately $83 and $85, respectively. Changes to the estimated fair value resulting from periodic revaluations are recorded to Other expense, net. During 2010, the Company paid $4 in cash to AngloGold related to the contingent consideration. The range of remaining undiscounted amounts the Company could pay is between $0 and $96.

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Boddington purchase price allocation based on the estimated fair values of assets acquired and liabilities assumed was as follows:

Assets:
Cash	$1
Property, plant and mine development, net	1,073
Inventories and stockpiles	7
Other assets	11

$1,092

Liabilities:
Accrued liabilities	$33
Reclamation liabilities	15

48

Net assets acquired	$1,044

During 2008, the Company paid $318 million to complete the 2007 acquisition of Miramar Mining Corporation and the Hope Bay project.

NOTE 16	FAIR VALUE ACCOUNTING

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

	Fair Value at December 31, 2010
	Total	Level 1	Level 2	Level 3

Assets:
Cash equivalents	$2,316	$2,316	$—	$—
Marketable equity securities:
Extractive industries	1,573	1,573	—	—
Other	6	6	—	—
Marketable debt securities:
Asset backed commercial paper	19	—	—	19
Corporate	10	10	—	—
Auction rate securities	5	—	—	5
Trade receivable from provisional copper and gold concentrate sales, net	412	412	—	—
Derivative instruments, net:
Foreign exchange forward contracts	301	—	301	—
Diesel forward contracts	8	—	8	—
Interest rate swap contracts	3	—	3	—

	$4,653	$4,317	$312	$24

Liabilities:
8 5/8% debentures ($222 hedged portion)	$228	$—	$228	$—
Boddington contingent consideration	83	—	—	83

	$311	$—	$228	$83

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

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The Company’s net trade receivable from provisional copper and gold concentrate sales, subject to final pricing, is valued using quoted market prices based on forward curves and, as such, is classified within Level 1 of the fair value hierarchy.

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

The Company recorded a contingent consideration liability related to the 2009 acquisition of the final 33.33% interest in Boddington. The value of the contingent consideration was determined using a valuation model which simulates future gold and copper prices and costs applicable to sales to estimate fair value. The contingent consideration liability is classified within Level 3 of the fair value hierarchy. See Note 15.

The table below sets forth a summary of changes in the fair value of the Company’s Level 3 financial assets and liabilities for the years ended December 31, 2010:

				Boddington
	Auction Rate	Asset Backed	Total	Contingent	Total
	Securities	Commercial Paper	Assets	Consideration	Liabilities

Balance at beginning of period	$5	$18	$23	$85	$85
Unrealized gain	—	1	1	—	—
Revaluation	—	—	—	2	2
Settlements	—	—	—	(4)	(4)

Balance at end of period	$5	$19	$24	$83	$83

The revaluation on the Boddington contingent consideration liability of $2 was recorded in Other expense, net.

Unrealized gains of $1 for 2010 were included in Accumulated other comprehensive income as a result of changes in C$ exchange rates from December 31, 2009. At December 31, 2010, the assets and liabilities classified within Level 3 of the fair value hierarchy represent 1% and 27% of the total assets and liabilities measured at fair value.

NOTE 17	DERIVATIVE INSTRUMENTS

The Company’s strategy is to provide shareholders with leverage to changes in gold and copper prices by selling its production at spot market prices. Consequently, the Company does not hedge its

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

gold and copper sales. Newmont continues to manage certain risks associated with commodity input costs, interest rates and foreign currencies using the derivative market. All of the cash flow and fair value derivative instruments described below were transacted for risk management purposes and qualify as hedging instruments. The maximum period over which hedged transactions are expected to occur is five years.

Cash Flow Hedges

The foreign currency and diesel contracts are designated as cash flow hedges, and as such, the effective portion of unrealized changes in market value have been recorded in Accumulated other comprehensive income and are reclassified to income during the period in which the hedged transaction affects earnings. Gains and losses from hedge ineffectiveness are recognized in current earnings.

Foreign Currency Contracts

Newmont utilizes foreign currency contracts to reduce the variability of the US dollar amount of forecasted foreign currency expenditures caused by changes in exchange rates. Newmont hedges a portion of the Company’s A$ and NZ$ denominated operating expenditures which results in a blended rate realized each period. The hedging instruments are fixed forward contracts with expiration dates ranging up to five years from the date of issue. The principal hedging objective is reduction in the volatility of realized period-on-period $/A$ and $/NZ$ rates, respectively.

Newmont had the following foreign currency derivative contracts outstanding at December 31, 2010:

	Expected Maturity Date
						Total/
	2011	2012	2013	2014	2015	Average

A$ Fixed Forward Contracts:
A$ notional (millions)	1,026	631	314	221	99	2,291
Average rate ($/A$)	0.82	0.84	0.84	0.83	0.80	0.83
Expected hedge ratio	72%	45%	22%	17%	8%	34%
NZ$ Fixed Forward Contracts:
NZ$ notional (millions)	67	23	—	—	—	90
Average rate ($/NZ$)	0.69	0.69	—	—	—	0.69
Expected hedge ratio	57%	22%	—%	—%	—%	40%

Diesel Fixed Forward Contracts

Newmont hedges a portion of its operating cost exposure related to diesel consumed at its Nevada operations to reduce the variability in realized diesel prices. The hedging instruments consist of a series of financially settled fixed forward contracts with expiration dates ranging up to two years from the date of issue.

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Newmont had the following diesel derivative contracts outstanding at December 31, 2010:

	Expected Maturity Date
			Total/
	2011	2012	Average

Diesel Fixed Forward Contracts:
Diesel gallons (millions)	21	7	28
Average rate ($/gallon)	2.28	2.44	2.32
Expected Nevada hedge ratio	50%	18%	34%

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

Fair Value Hedges

Interest Rate Swap Contracts

At December 31, 2010, Newmont had $222 fixed to floating swap contracts designated as a hedge against its 8 5/8% debentures due 2011. The interest rate swap contracts assist in managing the Company’s mix of fixed and floating rate debt. Under the hedge contract terms, Newmont receives fixed-rate interest payments at 8.63% and pays floating-rate interest amounts based on periodic London Interbank Offered Rate (“LIBOR”) settings plus a spread, ranging from 2.60% to 7.63%. The interest rate swap contracts were designated as fair value hedges and changes in fair value have been recorded in income in each period, consistent with recording changes to the mark-to-market value of the underlying hedged liability in income.

Derivative Instrument Fair Values

Newmont had the following derivative instruments designated as hedges at December 31, 2010 and December 31, 2009:

	Fair Values of Derivative Instruments
	At December 31, 2010
	Other Current	Other Long-Term	Other Current	Other Long-Term
	Assets	Assets	Liabilities	Liabilities

Foreign currency exchange contracts:
A$ fixed forward contracts	$181	$114	$—	$—
NZ$ fixed forward contracts	5	1	—	—
Diesel fixed forward contracts	7	1	—	—
Interest rate swap contracts	3	—	—	—

Total derivative instruments (Note 21)	$196	$116	$—	$—

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

	Foreign Currency Exchange Contracts			Diesel Forward Contracts
For the Years Ended December 31,	2010	2009	2008	2010	2009	2008

Cash flow hedging relationships:
Gain (loss) recognized in other comprehensive income (effective portion)	$287	$245	$(166)	$6	$7	$(18)
Gain (loss) reclassified from Accumulated other comprehensive income into income (effective portion)(1)	$92	$(6)	$(17)	$4	$(11)	$(4)

	Treasury Rate Lock Contracts
	2010	2009	2008

Cash flow hedging relationships:
Gain (loss) recognized in other comprehensive income (effective portion)(2)	$—	$11	$—

(1)	The gain (loss) for the effective portion of foreign currency exchange and diesel cash flow hedges reclassified from Accumulated other comprehensive income is included in Costs applicable to sales.

(2)	The gain for the effective portion of treasury rate lock cash flow hedges reclassified from Accumulated other comprehensive income is recorded in Interest expense, net.

The amount to be reclassified from Accumulated other comprehensive income, net of tax to income during the next 12 months is a gain of approximately $135.

	Interest Rate Swap Contracts			8 5/8% Debentures (Hedged Portion)
For the Years Ended December 31,	2010	2009	2008	2010	2009	2008

Fair value hedging relationships:
Gain (loss) recognized in income (effective portion)(1)	$6	$4	$2	$—	$(1)	$(2)
Gain (loss) recognized in income (ineffective portion) (2)	$(4)	$(3)	$4	$2	$(3)	$6

(1)	The gain (loss) recognized for the effective portion of fair value hedges and the underlying hedged debt is included in Interest expense, net.

(2)	The ineffective portion recognized for fair value hedges and the underlying hedged debt is included in Other income, net.

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

The average LME copper price was $3.43 per pound during 2010, compared with the Company’s recorded average provisional price of $3.42 before mark-to-market gains and treatment and refining charges. During 2010, increasing copper prices resulted in a provisional pricing mark-to-market gain of $120 ($0.22 per pound). At December 31, 2010, Newmont had copper sales of 111 million pounds priced at an average of $4.40 per pound, subject to final pricing over the next several months.

The average London P.M. fix for gold was $1,225 per ounce during 2010, compared with the Company’s recorded average provisional price of $1,224 per ounce before mark-to-market gains and treatment and refining charges. During 2010, increasing gold prices resulted in a provisional pricing mark-to-market gain of $41 ($7 per ounce). At December 31, 2010, Newmont had gold sales of 105,000 ounces priced at an average of $1,411 per ounce, subject to final pricing over the next several months.

NOTE 18	INVESTMENTS

	At December 31, 2010
	Cost/Equity	Unrealized		Fair/Equity
	Basis	Gain	Loss	Basis

Current:
Marketable Equity Securities:
New Gold Inc.	5	54	—	59
Other	19	35	—	54

	$24	$89	$—	$113

Long-term:
Marketable Debt Securities:
Asset backed commercial paper	$25	$—	$(6)	$19
Auction rate securities	7	—	(2)	5
Corporate	7	3	—	10

	39	3	(8)	34

Marketable Equity Securities:
Canadian Oil Sands Trust	308	508	—	816
Gabriel Resources Ltd.	78	325	—	403
Regis Resources Ltd.	23	148	—	171
Other	39	37	—	76

	448	1,018	—	1,466

Other investments, at cost	11	—	—	11
Investment in Affiliates:
La Zanja	57	—	—	57

	$555	$1,021	$(8)	$1,568

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	At December 31, 2009
	Cost/Equity	Unrealized		Fair/Equity
	Basis	Gain	Loss	Basis

Current:
Marketable Equity Securities:
Regis Resources Ltd.	$5	$29	$—	$34
Other	10	12	—	22

	$15	$41	$—	$56

Long — term:
Marketable Debt Securities:
Asset backed commercial paper	$24	$—	$(6)	$18
Auction rate securities	7	—	(2)	5
Corporate	8	2	—	10

	39	2	(8)	33

Marketable Equity Securities:
Canadian Oil Sands Trust	292	584	—	876
Gabriel Resources Ltd.	74	136	—	210
Other	15	18	—	33

	381	738	—	1,119

Other investments, at cost	6	—	—	6
Investment in Affiliates:
AGR Matthey Joint Venture	20	—	—	20
La Zanja	8	—	—	8

	$454	$740	$(8)	$1,186

Included in Investments at December 31, 2010 and 2009 are $10 and $10 of long-term marketable debt securities, respectively, and $6 and $5 long-term marketable equity securities, respectively, which are legally pledged for purposes of settling asset retirement obligations related to the San Jose Reservoir in Yanacocha.

On December 21, 2010 Newmont exercised 6 million warrants of New Gold Inc. and received 6 million New Gold Inc. shares for consideration of $5.

In March 2010, Regis Resources issued A$10 interest free convertible notes to Newmont which were repayable by December 31, 2012 and 5 million options. On September 30, 2010, Newmont accepted the offer to terminate its equity participation right on all Regis Resources tenements in return for 9 million Regis Resources shares upon conversion of the interest free convertible notes. This conversion resulted in a gain of approximately $5. On October 26, 2010, Newmont exercised the options and received 5 million Regis Resources shares for consideration of $4.

During 2010, the Company purchased $15 and exercised warrants for $4 of other marketable equity securities. During 2009, the Company purchased $5 of Regis Resources shares.

AGR, in which the Company held a 40% equity interest, was dissolved on March 30, 2010. The Company received consideration of $14 from the dissolution and recorded a gain of $6 in 2010.

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During 2010 and 2009, the Company recognized impairments for other-than-temporary declines in value of $1 and $6, respectively, for other marketable equity securities.

The following tables present the gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by length of time that the individual securities have been in a continuous unrealized loss position:

	Less Than 12 Months		12 Months or Greater		Total
		Unrealized		Unrealized		Unrealized
At December 31, 2010	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

Asset backed commercial paper	$—	$—	$19	$6	$19	$6
Auction rate securities	—	—	5	2	5	2

	$—	$—	$24	$8	$24	$8

	Less Than 12 Months		12 Months or Greater		Total
		Unrealized		Unrealized		Unrealized
At December 31, 2009	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

Asset backed commercial paper	$—	$—	$18	$6	$18	$6
Auction rate securities	—	—	5	2	5	2

	$—	$—	$23	$8	$23	$8

The unrealized loss of $8 at December 31, 2010 and 2009 relate to the Company’s investments in asset backed commercial paper and auction rate securities as listed in the tables above. While the fair values of these investments are below their respective cost, the Company views these declines as temporary. The Company intends to hold its investment in auction rate securities and asset backed commercial paper until maturity or such time that the market recovers and therefore considers these losses temporary.

NOTE 19	INVENTORIES

	At December 31,
	2010	2009

In-process	$142	$80
Concentrate	111	10
Precious metals	4	9
Materials, supplies and other	401	394

	$658	$493

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 20	STOCKPILES AND ORE ON LEACH PADS

	At December 31,
	2010	2009

Current:
Stockpiles	$389	$206
Ore on leach pads	228	197

	$617	$403

Long-term:
Stockpiles	$1,397	$1,181
Ore on leach pads	360	321

	$1,757	$1,502

NOTE 21	OTHER ASSETS

	At December 31,
	2010	2009

Other current assets:
Refinery metal inventory and receivable	$617	$671
Derivative instruments	196	92
Other prepaid assets	65	70
Other	84	67

	$962	$900

Other long-term assets:
Goodwill	$188	$188
Income tax receivable	119	—
Derivative instruments	116	59
Intangible assets	91	29
Debt issuance costs	39	50
Restricted cash	25	70
Other receivables	19	16
Other	144	70

	$741	$482

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 22	PROPERTY, PLANT AND MINE DEVELOPMENT

	Depreciable	At December 31, 2010			At December 31, 2009
	Life		Accumulated	Net Book		Accumulated	Net Book
	(in years)	Cost	Amortization	Value	Cost	Amortization	Value

Land	—	$118	$—	$118	$111	$—	$111
Facilities and equipment	1 - 27	12,424	(5,460)	6,964	12,099	(4,816)	7,283
Mine development	1 - 27	3,217	(1,445)	1,772	2,696	(1,181)	1,515
Mineral interests	1 - 27	3,463	(667)	2,796	3,380	(608)	2,772
Asset retirement cost	1 - 27	638	(238)	400	462	(210)	252
Construction-in-progress	—	857	—	857	437	—	437

		$20,717	$(7,810)	$12,907	$19,185	$(6,815)	$12,370

Leased assets included above in facilities and equipment	2 - 25	$421	$(289)	$132	$421	$(275)	$146

		At December 31, 2010			At December 31, 2009
	Amortization	Gross			Gross
	Period	Carrying	Accumulated	Net Book	Carrying	Accumulated	Net Book
Mineral Interests	(in years)	Value	Amortization	Value	Value	Amortization	Value

Production stage	1 - 27	$1,235	$(660)	$575	$1,207	$(601)	$606
Development stage	—	149	—	149	155	—	155
Exploration stage	1 - 27	2,079	(7)	2,072	2,018	(7)	2,011

		$3,463	$(667)	$2,796	$3,380	$(608)	$2,772

Construction-in-progress at December 31, 2010 of $857 included $266 at South America related to Conga and infrastructure at Yanacocha, including a water treatment plant, $252 at North America related to tailings dam expansion and processing facility improvements in Nevada and other infrastructure at Hope Bay and Nevada, $222 at Asia Pacific related to tailings dam expansion at Boddington and other infrastructure at Boddington, Tanami and Batu Hijau and $84 at Africa related to the Akyem project and infrastructure at Ahafo.

Construction-in-progress at December 31, 2009 of $437 included $168 at Africa related to the Akyem project, the development of Amoma and other infrastructure at Ahafo, $103 at Asia Pacific related to Boddington and infrastructure at Tanami, $85 at South America related to project infrastructure, a water treatment plant and a tailings pipeline and $65 at North America related to tailings dam expansion at Twin Creeks and an underground truck shop and equipment purchases at Carlin.

Write-down of property, plant and mine development totaled $6, $7 and $137 for 2010, 2009 and 2008, respectively. The 2010 write-down primarily related to the disposal of assets in North America and Asia Pacific. The 2009 write-down primarily related to the disposal of assets in Asia Pacific and South America. The 2008 write-down primarily related to the impairment of mineral interests at the Fort a la Corne JV in North America and the disposal of assets in North America and Asia Pacific.

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 23	DEBT

	At December 31, 2010		At December 31, 2009
	Current	Non-Current	Current	Non-Current

Sale-leaseback of refractory ore treatment plant	$30	$134	$24	$164
8 5/8% debentures, net of discount (due 2011)	217	—	—	218
2012 convertible senior notes, net of discount	—	488	—	463
2014 convertible senior notes, net of discount	—	489	—	468
2017 convertible senior notes, net of discount	—	434	—	417
2019 senior notes, net of discount	—	896	—	896
2035 senior notes, net of discount	—	598	—	597
2039 senior notes, net of discount	—	1,087	—	1,087
PTNNT project financing facility	—	—	87	133
Yanacocha credit facility and senior notes	—	—	22	140
Ahafo project facility	10	55	10	65
Other capital leases	2	1	14	4

	$259	$4,182	$157	$4,652

Scheduled minimum debt repayments are $259 in 2011, $559 in 2012, $42 in 2013, $533 in 2014, $18 in 2015 and $3,030 thereafter.

Sale-Leaseback of Refractory Ore Treatment Plant

In September 1994, the Company entered into a sale and leaseback agreement for its refractory ore treatment plant located in Carlin, Nevada. The lease term is 21 years and aggregate future minimum lease payments, which include interest, were $190 and $226 at December 31, 2010 and 2009, respectively. Future minimum lease payments are $39 in 2011, $70 in 2012, $36 in 2013, $36 in 2014 and $9 in 2015. The lease includes purchase options during and at the end of the lease at predetermined prices. The interest rate on this sale-leaseback transaction is 6.36%. In connection with this transaction, the Company entered into certain interest rate hedging contracts that were settled for a gain of $11, which is recognized as a reduction of interest expense over the term of the lease. Including this gain, the effective interest rate on the borrowing is 6.15%. The related asset is specialized, therefore it is not practicable to estimate the fair value of this debt.

8 5/8% Senior Notes

Newmont has outstanding uncollateralized senior notes with a principal amount of $223 due May 2011 bearing an annual interest rate of 8.63%. Interest is paid semi-annually in May and November and the senior notes are redeemable prior to maturity under certain conditions. Newmont has contracts to hedge the interest rate risk exposure on $222 of these senior notes. The Company receives fixed-rate interest payments at 8.63% and pays floating-rate interest based on periodic London Interbank Offered Rate (“LIBOR”) settings plus a spread, ranging from 2.60% to 7.63% (see Note 17). Using prevailing interest rates on similar instruments, the estimated fair value of these senior notes was $228 and $242 at December 31, 2010, and 2009, respectively. The foregoing fair value estimate was prepared with the assistance of an independent third party and may or may not reflect the actual trading value of this debt.

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Corporate Revolving Credit Facility

The Company has an uncollateralized $2,000 revolving credit facility with a syndicate of commercial banks, which matures in April 2012. The facility contains a letter of credit sub-facility. Interest rates and facility fees vary based on the credit ratings of the Company’s senior, uncollateralized, long-term debt. Borrowings under the facilities bear interest at an annual interest rate of LIBOR plus a margin of 0.28% or the lead bank’s prime interest rate. The margin adjusts as the Company’s credit rating changes. Facility fees accrue at an annual rate of 0.07% of the aggregate commitments. The Company also pays a utilization fee of 0.05% on the amount of revolving credit loans and letters of credit outstanding under the facility for each day on which the sum of such loans and letters of credit exceed 50% of the commitments under the facility. There was $153 and $452 outstanding under the letter of credit sub-facility at December 31, 2010 and 2009, respectively. At December 31, 2010 and 2009, we had no borrowings outstanding under the facility.

2012 Convertible Senior Notes

In February 2009, the Company issued $518 of uncollateralized convertible senior notes maturing on February 15, 2012 for net proceeds of $504. The notes pay interest semi-annually at a rate of 3.0% per annum and the effective interest rate is 8.5%. The notes are convertible, at the holder’s option, equivalent to a conversion price of $46.18 per share of common stock. Upon conversion, the principle amount and all accrued interest will be repaid in cash and any conversion premium will be settled in shares of our common stock or, at our election, cash or any combination of cash and shares of our common stock. When the conversion premium is dilutive to the Company’s earnings per share (Newmont’s share price exceeds $46.18) the shares are included in the computation of diluted income per common share. The Company is not entitled to redeem the notes prior to their stated maturity dates. Using prevailing interest rates on similar instruments, the estimated fair value of these senior notes was $668 and $580 at December 31, 2010 and 2009, respectively. The foregoing fair value estimates were prepared with the assistance of an independent third party and may or may not reflect the actual trading value of this debt.

2014 and 2017 Convertible Senior Notes

In July 2007, the Company issued $1,150 uncollateralized convertible senior notes due in 2014 and 2017, each with a principal amount of $575 for net proceeds of $1,126. The 2014 notes, maturing on July 15, 2014, pay interest semi-annually at a rate of 1.25% per annum, and the 2017 notes, maturing on July 15, 2017, pay interest semi-annually at a rate of 1.63% per annum. The effective interest rates are 6.0% and 6.25% for the 2014 and 2017 notes, respectively. The notes are convertible, at the holder’s option, at a conversion price of $46.13 per share of common stock. Upon conversion, the principle amount and all accrued interest will be repaid in cash and any conversion premium will be settled in shares of our common stock or, at our election, cash or any combination of cash and shares of our common stock. In connection with the convertible senior notes offering, the Company entered into Call Spread Transactions. The Call Spread Transactions included the purchase of call options and the sale of warrants. As a result of the Call Spread Transactions, the conversion price of $46.13 was effectively increased to $60.17. When the conversion premium and call spread transactions is dilutive to the Company’s earnings per share (Newmont’s share price exceeds $46.13 and $60.17, respectively) the underlying shares are included in the computation of diluted income per common share. The Company is not entitled to redeem the notes prior to their stated maturity dates. Using prevailing interest rates on similar instruments, the estimated fair value of the 2014 and 2017 senior notes was $697 and $627, respectively, at December 31, 2010 and $584 and $517, respectively, at December 31, 2009. The foregoing fair value estimates were prepared with the

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

assistance of an independent third party and may or may not reflect the actual trading value of this debt.

The Company’s Consolidated Balance Sheets report the following related to the convertible senior notes:

	At December 31, 2010			At December 31, 2009
	Convertible Senior Notes Due			Convertible Senior Notes Due
	2012	2014	2017	2012	2014	2017

Additional paid-in capital	$46	$97	$123	$46	$97	$123
Principal amount	$518	$575	$575	$518	$575	$575
Unamortized debt discount	(30)	(86)	(141)	(55)	(107)	(158)

Net carrying amount	$488	$489	$434	$463	$468	$417

For the years ended December 31, 2010 and 2009, the Company recorded $32 and $30 of interest expense for the contractual interest coupon and $63 and $56 of amortization of the debt discount, respectively, related to the convertible senior notes. The remaining unamortized debt discount is amortized over the remaining two, four and seven year periods of the 2012, 2014 and 2017 convertible senior notes, respectively. At December 31, 2010, the if-converted value of the 2012, 2014, and 2017 convertible senior notes exceeded the related principle amounts by $117, $130, and $130, respectively.

2019 and 2039 Senior Notes

In September 2009, the Company completed a two part public offering of $900 and $1,100 uncollateralized senior notes maturing on October 1, 2019 and October 1, 2039, respectively. Net proceeds from the 2019 and 2039 notes were $895 and $1,080, respectively. The 2019 notes pay interest semi-annually at a rate of 5.13% per annum and the 2039 notes pay semi-annual interest of 6.25% per annum. Using prevailing interest rates on similar instruments, the estimated fair value of the 2019 and 2039 senior notes was $984 and $1,189, respectively, at December 31, 2010 and $901 and $1,080, respectively, at December 31, 2009. The foregoing fair value estimates were prepared with the assistance of an independent third party and may or may not reflect the actual trading value of this debt.

2035 Senior Notes

In March 2005, Newmont issued uncollateralized senior notes with a principal amount of $600 due April 2035 bearing an annual interest rate of 5 7/8%. Interest on the notes is paid semi-annually in April and October. Using prevailing interest rates on similar instruments, the estimated fair value of these senior notes was $624 and $566 at December 31, 2010 and 2009, respectively. The foregoing fair value estimate was prepared with the assistance of an independent third party and may or may not reflect the actual trading value of this debt.

Project Financings

PTNNT Project Financing Facility

PTNNT had a project financing facility with a syndicate of banks. The scheduled repayments of this debt were semi-annual installments of $43 through November 2010 and $22 from May 2011 through November 2013. On February 23, 2010, PTNNT repaid the $220 remaining balance under the PTNNT project financing facility.

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Yanacocha Credit Facility and Senior Notes

During 2006, Yanacocha entered into an uncollateralized $100 bank financing with a syndicate of Peruvian commercial banks and issued $100 of senior notes into the Peruvian capital markets. The credit facility and senior notes principal and interest were fully repaid in November 2010.

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

The Ahafo project facility contains a financial ratio covenant requiring the Company to maintain a net debt (total debt net of cash and cash equivalents) to EBITDA (earnings before interest expense, income and mining taxes, depreciation and amortization) ratio of less than or equal to 4.0 and a net debt to total capitalization ratio of less than or equal to 62.5%.

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

At December 31, 2010 and 2009, the Company and its related entities were in compliance with all debt covenants and provisions related to potential defaults.

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 24	OTHER LIABILITIES

	At December 31,
	2010	2009

Other current liabilities:
Refinery metal payable	$617	$671
Accrued operating costs	217	131
Taxes other than income and mining	135	73
Royalties	90	58
Accrued capital expenditures	83	115
Interest	66	72
Reclamation and remediation liabilities	64	54
Deferred income tax	54	17
Boddington contingent consideration	32	16
Other	60	110

	$1,418	$1,317

Other long-term liabilities:
Boddington contingent consideration	$51	$69
Power supply agreements	45	—
Income and mining taxes	36	38
Other	89	80

	$221	$187

NOTE 25	ACCUMULATED OTHER COMPREHENSIVE INCOME

	At December 31, 2010
	2010	2009

Unrealized gain on marketable securities, net of $200 and $138 tax expense, respectively	$902	$635
Foreign currency translation adjustments	155	57
Pension liability adjustments, net of $95 and $86 tax benefit, respectively	(176)	(161)
Other post-retirement benefit adjustments, net of $6 and $4 tax expense, respectively	11	9
Changes in fair value of cash flow hedge instruments, net of tax expense and noncontrolling interests of $97 and $38, respectively	216	86

	$1,108	$626

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 26	RELATED PARTY TRANSACTIONS

Newmont had transactions with AGR, as follows:

	Years Ended December 31,
	2010	2009	2008

Gold and silver sales	$3	$10	$10
Refining fees paid	$—	$3	$3

See Note 11 for a discussion of Newmont’s investment in AGR.

NOTE 27	NET CHANGE IN OPERATING ASSETS AND LIABILITIES

Net cash provided from operations attributable to the net change in operating assets and liabilities is composed of the following:

	Years Ended December 31,
	2010	2009	2008

Decrease (increase) in operating assets:
Trade and accounts receivable	$(153)	$42	$81
Inventories, stockpiles and ore on leach pads	(501)	(378)	(343)
EGR refinery assets	116	(508)	38
Other assets	(87)	(19)	(208)
Increase (decrease) in operating liabilities:
Accounts payable and other accrued liabilities	38	177	(54)
EGR refinery liabilities	(116)	508	(38)
Reclamation liabilities	(51)	(49)	(103)

	$(754)	$(227)	$(627)

NOTE 28	SUPPLEMENTAL CASH FLOW INFORMATION

	Years Ended December 31,
	2010	2009	2008

Income and mining taxes, net of refunds	$1,185	$431	$816
Pension plan and other benefit contributions	$163	$58	$76
Interest, net of amounts capitalized	$228	$117	$96

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

The Company leases certain assets, such as equipment and facilities, under operating leases expiring at various dates through 2020. Future minimum annual lease payments are $26 in 2011, $23 in 2012, $18 in 2013, $8 in 2014, $8 in 2015 and $30 thereafter, totaling $113. Rent expense for 2010, 2009 and 2008 was $46, $48 and $36, respectively.

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 30	CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

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

	Years Ended December 31, 2010
					Newmont
	Newmont				Mining
Condensed Consolidating	Mining	Newmont	Other		Corporation
Statement of Income	Corporation	USA	Subsidiaries	Eliminations	Consolidated

Sales	$—	$6,568	$2,972	$—	$9,540
Costs and expenses
Costs applicable to sales(1)	—	2,171	1,341	(28)	3,484
Amortization	—	601	345	(1)	945
Reclamation and remediation	—	48	17	—	65
Exploration	—	131	87	—	218
Advanced projects, research and development	—	110	107	(1)	216
General and administrative	—	144	4	30	178
Write-down of property, plant and mine development	—	5	1	—	6
Other expense, net	—	183	78	—	261

	—	3,393	1,980	—	5,373

Other income (expense)
Other income, net	(4)	29	84	—	109
Interest income — intercompany	161	7	5	(173)	—
Interest expense — intercompany	(11)	—	(162)	173	—
Interest expense, net	(246)	(27)	(6)	—	(279)

	(100)	9	(79)	—	(170)

Income before income and mining tax and other items	(100)	3,184	913	—	3,997
Income and mining tax expense	479	(1,114)	(221)	—	(856)
Equity income (loss) of affiliates	1,926	2	281	(2,206)	3

Income from continuing operations	2,305	2,072	973	(2,206)	3,144
Income (loss) from discontinued operations	(28)	2	(30)	28	(28)

Net income	2,277	2,074	943	(2,178)	3,116
Net income attributable to noncontrolling interests	—	(1,026)	34	153	(839)

Net income attributable to Newmont stockholders	$2,277	$1,048	$977	$(2,025)	$2,277

(1)	Excludes Amortization and Reclamation and remediation.

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Years Ended December 31, 2009
					Newmont
	Newmont				Mining
Condensed Consolidating	Mining	Newmont	Other		Corporation
Statement of Income	Corporation	USA	Subsidiaries	Eliminations	Consolidated

Sales	$—	$5,911	$1,794	$—	$7,705
Costs and expenses
Costs applicable to sales(1)	—	2,128	903	(23)	3,008
Amortization	—	565	242	(1)	806
Reclamation and remediation	—	41	18	—	59
Exploration	—	101	86	—	187
Advanced projects, research and development	—	66	71	(2)	135
General and administrative	—	129	4	26	159
Write-down of property, plant and mine
development	—	6	1	—	7
Other expense, net	9	160	189	—	358

	9	3,196	1,514	—	4,719

Other income (expense)
Other income, net	(11)	27	72	—	88
Interest income — intercompany	90	7	5	(102)	—
Interest expense — intercompany	(9)	—	(93)	102	—
Interest expense, net	(65)	(47)	(8)	—	(120)

	5	(13)	(24)	—	(32)

Income before income and mining tax and other items	(4)	2,702	256	—	2,954
Income and mining tax expense	1	(781)	(49)	—	(829)
Equity income (loss) of affiliates	1,316	5	185	(1,522)	(16)

Income from continuing operations	1,313	1,926	392	(1,522)	2,109
Income (loss) from discontinued operations	(16)	(16)	—	16	(16)

Net income	1,297	1,910	392	(1,506)	2,093
Net income attributable to noncontrolling interests	—	(795)	(77)	76	(796)

Net income attributable to Newmont stockholders	$1,297	$1,115	$315	$(1,430)	$1,297

(1)	Excludes Amortization and Reclamation and remediation.

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Years Ended December 31, 2008
					Newmont
	Newmont				Mining
Condensed Consolidating	Mining	Newmont	Other		Corporation
Statement of Income	Corporation	USA	Subsidiaries	Eliminations	Consolidated

Sales	$—	$4,638	$1,486	$—	$6,124
Costs and expenses
Costs applicable to sales(1)	—	2,193	866	(21)	3,038
Amortization	—	549	190	(1)	738
Reclamation and remediation	—	85	57	—	142
Exploration	—	131	82	—	213
Advanced projects, research and development	—	63	107	(4)	166
General and administrative	—	113	6	25	144
Write-down of property, plant and mine
development	—	15	122	—	137
Other expense, net	1	176	62	1	240

	1	3,325	1,492	—	4,818

Other income (expense)
Other income, net	(40)	112	51	—	123
Interest income — intercompany	278	24	—	(302)	—
Interest expense — intercompany	(8)	—	(294)	302	—
Interest expense, net	(74)	(56)	(5)	—	(135)

	156	80	(248)	—	(12)

Income before income and mining tax and other items	155	1,393	(254)	—	1,294
Income and mining tax expense	(55)	(132)	45	—	(142)
Equity income (loss) of affiliates	718	4	102	(829)	(5)

Income from continuing operations	818	1,265	(107)	(829)	1,147
Income (loss) from discontinued operations	13	(6)	3	3	13

Net income	831	1,259	(104)	(826)	1,160
Net income attributable to noncontrolling interests	—	(347)	10	8	(329)

Net income attributable to Newmont stockholders	$831	$912	$(94)	$(818)	$831

(1)	Excludes Amortization and Reclamation and remediation.

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	For the Year Ended December 31, 2010
					Newmont
	Newmont				Mining
Condensed Consolidating	Mining	Newmont	Other		Corporation
Statement of Cash Flows	Corporation	USA	Subsidiaries	Eliminations	Consolidated

Operating activities:
Net income	$2,277	$2,074	$943	$(2,178)	$3,116
Adjustments	(600)	865	(1,625)	2,178	818
Net change in operating assets and liabilities	(57)	(512)	(185)	—	(754)

Net cash provided from (used in) continuing operations	1,620	2,427	(867)	—	3,180
Net cash used in discontinued operations	—	(13)	—	—	(13)

Net cash provided from (used in) operations	1,620	2,414	(867)	—	3,167

Investing activities:
Additions to property, plant and mine development	—	(721)	(681)	—	(1,402)
Acquisitions, net	—	—	(4)	—	(4)
Proceeds from sale of marketable securities	—	—	3	—	3
Purchases of marketable securities	—	(5)	(23)	—	(28)
Proceeds from sale of other assets	—	16	40	—	56
Other	—	—	(44)	—	(44)

Net cash used in investing activities	—	(710)	(709)	—	(1,419)

Financing activities:
Net repayments	—	(420)	(10)	—	(430)
Net intercompany borrowings (repayments)	(1,442)	(152)	1,730	(136)	—
Proceeds from stock issuance	60	—	—	—	60
Sale of subsidiary shares to noncontrolling interests	—	229	—	—	229
Acquisition of subsidiary shares from noncontrolling interests	—	—	(110)	—	(110)
Dividends paid to noncontrolling interests	—	(598)	—	136	(462)
Dividends paid to common stockholders	(246)	—	—	—	(246)
Change in restricted cash and other	—	46	(2)	—	44

Net cash provided from (used in) financing activities	(1,628)	(895)	1,608	—	(915)

Effect of exchange rate changes on cash	—	1	7	—	8

Net change in cash and cash equivalents	(8)	810	39	—	841
Cash and cash equivalents at beginning of period	8	3,067	140	—	3,215

Cash and cash equivalents at end of period	$—	$3,877	$179	$—	$4,056

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	For the Year Ended December 31, 2009
					Newmont
	Newmont				Mining
Condensed Consolidating	Mining	Newmont	Other		Corporation
Statement of Cash Flows	Corporation	USA	Subsidiaries	Eliminations	Consolidated

Operating activities:
Net income (loss)	$1,297	$1,910	$392	$(1,506)	$2,093
Adjustments	75	683	(1,216)	1,506	1,048
Net change in operating assets and liabilities	135	(400)	38	—	(227)

Net cash provided from (used in) continuing operations	1,507	2,193	(786)	—	2,914
Net cash provided from discontinued operations	—	33	—	—	33

Net cash provided from (used in) operations	1,507	2,226	(786)	—	2,947

Investing activities:
Additions to property, plant and mine development	—	(470)	(1,299)	—	(1,769)
Acquisitions, net	(8)	(11)	(988)	—	(1,007)
Proceeds from sale of marketable securities	—	—	17	—	17
Purchases of marketable securities	—	—	(5)	—	(5)
Proceeds from sale of other assets	—	15	3	—	18
Other	—	—	(35)	—	(35)

Net cash used in investing activities	(8)	(466)	(2,307)	—	(2,781)

Financing activities:
Net borrowings (repayments)	1,722	(154)	—	—	1,568
Net intercompany borrowings (repayments)	(4,298)	953	3,345	—	—
Proceeds from stock issuance	1,278	—	—	—	1,278
Sale of subsidiary shares to noncontrolling interests	—	638	—	—	638
Acquisition of subsidiary shares from noncontrolling interests	—	—	(287)	—	(287)
Dividends paid to noncontrolling interests	—	(391)	(3)	—	(394)
Dividends paid to common stockholders	(196)	—	—	—	(196)
Change in restricted cash and other	2	(48)	11	—	(35)

Net cash provided from (used in) financing activities of continuing operations	(1,492)	998	3,066	—	2,572
Net cash used in financing activities of discontinued operations	—	(2)	—	—	(2)

Net cash provided from (used in) financing activities	(1,492)	996	3,066	—	2,570

Effect of exchange rate changes on cash	1	1	42	—	44

Net change in cash and cash equivalents	8	2,757	15	—	2,780
Cash and cash equivalents at beginning of period	—	310	125	—	435

Cash and cash equivalents at end of period	$8	$3,067	$140	$—	$3,215

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	For the Year Ended December 31, 2008
					Newmont
	Newmont				Mining
Condensed Consolidating	Mining	Newmont	Other		Corporation
Statement of Cash Flows	Corporation	USA	Subsidiaries	Eliminations	Consolidated

Operating activities:
Net income (loss)	$831	$1,259	$(104)	$(826)	$1,160
Adjustments	49	419	(430)	826	864
Net change in operating assets and liabilities	17	(575)	(69)	—	(627)

Net cash provided from (used in) continuing operations	897	1,103	(603)	—	1,397
Net cash provided from (used in) discontinued operations	—	(123)	19	—	(104)

Net cash provided from (used in) operations	897	980	(584)	—	1,293

Investing activities:
Additions to property, plant and mine development	—	(707)	(1,163)	—	(1,870)
Acquisitions, net	—	(7)	(318)	—	(325)
Proceeds from sale of marketable securities	—	—	50	—	50
Purchases of marketable securities	—	—	(17)	—	(17)
Proceeds from sale of other assets	—	17	35	—	52
Other	—	—	(36)	—	(36)

Net cash used in investing activities of continuing operations	—	(697)	(1,449)	—	(2,146)
Net cash provided from (used in) investing activities of discontinued operations	—	(15)	4	—	(11)

Net cash used in investing activities	—	(712)	(1,445)	—	(2,157)

Financing activities:
Net borrowings (repayments)	757	(116)	(46)	—	595
Net intercompany borrowings (repayments)	(1,518)	(287)	1,805	—	—
Proceeds from stock issuance	29	—	—	—	29
Dividends paid to noncontrolling interests	—	(385)	(4)	—	(389)
Dividends paid to common stockholders	(182)	—	—	—	(182)
Change in restricted cash and other	17	48	9	—	74

Net cash provided from (used in) financing activities of continuing operations	(897)	(740)	1,764	—	127
Net cash used in financing activities of discontinued operations	—	(4)	—	—	(4)

Net cash provided from (used in) financing activities	(897)	(744)	1,764	—	123

Effect of exchange rate changes on cash	—	(3)	(51)	—	(54)

Net change in cash and cash equivalents	—	(479)	(316)	—	(795)
Cash and cash equivalents at beginning of period	—	789	441	—	1,230

Cash and cash equivalents at end of period	$—	$310	$125	$—	$435

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	At December 31, 2010
					Newmont
	Newmont				Mining
	Mining	Newmont	Other		Corporation
Condensed Consolidating Balance Sheet	Corporation	USA	Subsidiaries	Eliminations	Consolidated

Assets
Cash and cash equivalents	$—	$3,877	$179	$—	$4,056
Trade receivables	—	501	81	—	582
Accounts receivable	2,222	802	265	(3,201)	88
Investments	—	72	41	—	113
Inventories	—	388	270	—	658
Stockpiles and ore on leach pads	—	513	104	—	617
Deferred income tax assets	—	170	7	—	177
Other current assets	—	77	885	—	962

Current assets	2,222	6,400	1,832	(3,201)	7,253
Property, plant and mine development, net	—	5,364	7,562	(19)	12,907
Investments	—	25	1,543	—	1,568
Investments in subsidiaries	12,295	35	1,909	(14,239)	—
Stockpiles and ore on leach pads	—	1,347	410	—	1,757
Deferred income tax assets	638	690	109	—	1,437
Other long-term assets	2,675	496	584	(3,014)	741

Total assets	$17,830	$14,357	$13,949	$(20,473)	$25,663

Liabilities
Debt	$—	$249	$10	$—	$259
Accounts payable	355	1,269	1,996	(3,193)	427
Employee-related benefits	—	222	66	—	288
Income and mining taxes	19	261	75	—	355
Other current liabilities	56	373	2,959	(1,970)	1,418

Current liabilities	430	2,374	5,106	(5,163)	2,747
Debt	3,991	135	56	—	4,182
Reclamation and remediation liabilities	—	676	308	—	984
Deferred income tax liabilities	—	513	975	—	1,488
Employee-related benefits	5	244	76	—	325
Other long-term liabilities	375	56	2,824	(3,034)	221

Total liabilities	4,801	3,998	9,345	(8,197)	9,947

Equity
Preferred stock	—	—	61	(61)	—
Common stock	778	—	—	—	778
Additional paid-in capital	7,963	2,722	3,894	(6,300)	8,279
Accumulated other comprehensive income	1,108	(75)	1,180	(1,105)	1,108
Retained earnings	3,180	4,850	(1,109)	(3,741)	3,180

Newmont stockholders’ equity	13,029	7,497	4,026	(11,207)	13,345
Noncontrolling interests	—	2,862	578	(1,069)	2,371

Total equity	13,029	10,359	4,604	(12,276)	15,716

Total liabilities and equity	$17,830	$14,357	$13,949	$(20,473)	$25,663

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	At December 31, 2009
					Newmont
	Newmont				Mining
	Mining	Newmont	Other		Corporation
Condensed Consolidating Balance Sheet	Corporation	USA	Subsidiaries	Eliminations	Consolidated

Assets
Cash and cash equivalents	$8	$3,067	$140	$—	$3,215
Trade receivables	—	417	21	—	438
Accounts receivable	2,338	673	363	(3,272)	102
Investments	—	4	52	—	56
Inventories	—	307	186	—	493
Stockpiles and ore on leach pads	—	331	72	—	403
Deferred income tax assets	—	157	58	—	215
Other current assets	—	78	822	—	900

Current assets	2,346	5,034	1,714	(3,272)	5,822
Property, plant and mine development, net	—	5,195	7,193	(18)	12,370
Investments	—	26	1,160	—	1,186
Investments in subsidiaries	9,842	31	1,089	(10,962)	—
Stockpiles and ore on leach pads	—	1,323	179	—	1,502
Deferred income tax assets	—	844	93	—	937
Other long-term assets	2,551	357	419	(2,845)	482

Total assets	$14,739	$12,810	$11,847	$(17,097)	$22,299

Liabilities
Debt	$—	$147	$10	$—	$157
Accounts payable	46	1,201	2,413	(3,264)	396
Employee-related benefits	—	202	48	—	250
Income and mining taxes	—	192	8	—	200
Other current liabilities	58	281	2,949	(1,971)	1,317

Current liabilities	104	2,023	5,428	(5,235)	2,320
Debt	3,928	659	65	—	4,652
Reclamation and remediation liabilities	—	565	240	—	805
Deferred income tax liabilities	31	494	816	—	1,341
Employee-related benefits	4	324	53	—	381
Other long-term liabilities	338	75	2,637	(2,863)	187

Total liabilities	4,405	4,140	9,239	(8,098)	9,686

Equity
Preferred stock	—	—	61	(61)	—
Common stock	770	—	—	—	770
Additional paid-in capital	7,789	2,709	3,874	(6,214)	8,158
Accumulated other comprehensive income	626	(125)	738	(613)	626
Retained earnings	1,149	3,801	(2,080)	(1,721)	1,149

Newmont stockholders’ equity	10,334	6,385	2,593	(8,609)	10,703
Noncontrolling interests	—	2,285	15	(390)	1,910

Total equity	10,334	8,670	2,608	(8,999)	12,613

Total liabilities and equity	$14,739	$12,810	$11,847	$(17,097)	$22,299

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 31	COMMITMENTS AND CONTINGENCIES

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

Operating Segments

The Company’s operating segments are identified in Note 3. Except as noted in this paragraph, all of the Company’s commitments and contingencies specifically described in this Note 31 relate to the Corporate and Other reportable segment. The PT Newmont Minahasa Raya matters relate to the Asia Pacific reportable segment. The Yanacocha matters relate to the South America reportable segment. The PTNNT matters relate to the Asia Pacific reportable segment.

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

Estimated future reclamation costs are based principally on legal and regulatory requirements. At December 31, 2010 and 2009, $904 and $698, respectively, were accrued for reclamation costs relating to currently producing mineral properties in accordance with asset retirement obligation guidance. The current portions of $46 and $36 at December 31, 2010 and 2009, respectively, are included in Other current liabilities.

In addition, the Company is involved in several matters concerning environmental obligations associated with former mining activities. Generally, these matters concern developing and implementing remediation plans at the various sites involved. The Company believes that the related environmental obligations associated with these sites are similar in nature with respect to the development of remediation plans, their risk profile and the compliance required to meet general environmental standards. Based upon the Company’s best estimate of its liability for these matters, $144 and $161 were accrued for such obligations at December 31, 2010 and 2009, respectively. These amounts are included in Other current liabilities and Reclamation and remediation liabilities. Depending upon the ultimate resolution of these matters, the Company believes that it is reasonably possible that the liability for these matters could be as much as 164% greater or 4% lower than the amount accrued at December 31, 2010. The amounts accrued for these matters are reviewed periodically based upon facts and circumstances available at the time. Changes in estimates are recorded in Reclamation and remediation in the period estimates are revised.

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

Newmont Canada Corporation (“Newmont Canada”) — 100% Newmont Owned

On November 11, 2008, St.  Andrew Goldfields Ltd. (“St. Andrew”) filed an Application in the Superior Court of Justice in Ontario, Canada, seeking a declaration to clarify St. Andrew’s royalty obligations regarding certain mineral rights and property formerly owned by Newmont Canada and now owned by St. Andrew.

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

PT Newmont Minahasa Raya (“PTNMR”) — 80% Newmont Owned

On March 22, 2007, an Indonesian non-governmental organization named Wahana Lingkungan Hidup Indonesia (“WALHI”) filed a civil suit against PTNMR, the Newmont subsidiary that operated the Minahasa mine in Indonesia, and Indonesia’s Ministry of Energy and Mineral Resources and Ministry for the Environment, alleging pollution from the disposal of mine tailings into Buyat Bay, and seeking a court order requiring PTNMR to fund a 25-year monitoring program in relation to Buyat Bay. In December 2007, the court ruled in PTNMR’s favor and found that WALHI’s allegations of pollution in Buyat Bay were without merit. In March 2008, WALHI appealed this decision to the Indonesian High Court. On January 27, 2010, the Indonesian High Court upheld the December 2007 ruling in favor of PTNMR. On May 17, 2010, WALHI filed an appeal of the January 27, 2010 Indonesian High Court

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

ruling seeking review from the Indonesian Supreme Court. The appeal by WALHI is being reviewed by the Indonesian Supreme Court. Independent sampling and testing of Buyat Bay water and fish, as well as area residents, conducted by the World Health Organization and the Australian Commonwealth Scientific and Industrial Research Organization, confirm that PTNMR has not polluted the Buyat Bay environment, and, therefore, has not adversely affected the fish in Buyat Bay or the health of nearby residents. The Company remains steadfast that it has not caused pollution or health problems.

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

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

On December 17, 2010, the Ministry of Energy & Mineral Resources, acting on behalf of the Indonesian government, accepted the offer to acquire the final 7% interest in PTNNT. The government entity that will purchase the shares has not yet been designated, but the purchase and sale of this final 7% stake offered to complete the divestiture process is anticipated to close in the first half of 2011. Further disputes may arise in regard to the divestiture of the 2010 shares.

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

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Effective as of January 1, 2011, the local government in the region where the Batu Hijau mine is located purported to commence the enforcement of regulations that purport to require PTNNT to pay additional taxes based on revenue and the value of PTNNT’s contracts. In addition, the regulations purport to require PTNNT to obtain certain export-related documents from the regional government for purposes of shipping copper concentrate. PTNNT is required to and has obtained all export related-documents in compliance with the laws and regulations of the central government. PTNNT believes that the new regional regulations are not enforceable as they expressly contradict higher level Indonesian laws that set out the permissible taxes that can be imposed by a regional government and all effective export requirements. PTNNT’s position is supported by Indonesia’s Ministry of Energy & Mineral Resources, Ministry of Trade, and the provincial government. To date, PTNNT has not been forced to comply with these new contradictory regional regulations. On February 4, 2011, PTNNT filed legal proceedings seeking to have the regulations declared null and void because they conflict with the laws of Indonesia. Further disputes with the local government could arise in relation to these regulations. PTNNT intends to vigorously defend its position in this dispute.

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

Subsequent to its initial claim, PTPI filed numerous additional lawsuits, two of which have been withdrawn, against Newmont Indonesia Limited (“NIL”) and Nusa Tenggara Mining Corporation (“NTMC”), a subsidiary of Sumitomo, in the South Jakarta District Court. Fundamentally, the cases all relate to PTPI’s contention that it owns, or has rights to own, the shares in PTNNT that NIL and NTMC have or will divest to fulfill the requirements of the PTNNT Contract of Work and the March 2009 arbitration award. PTPI also makes various other allegations, including alleged rights in or to the Company’s or Sumitomo’s non-divestiture shares in PTNNT, and PTPI asserts claims for significant damages allegedly arising from NIL’s and NTMC’s unlawful acts in transferring the divestiture shares to a third party. On November 30, 2010, the South Jakarta District Court rendered a decision in favor of PTPI in one of the cases which included an order that NIL/NTMC transfer 31% of PTNNT shares to PTPI and pay PTPI $26 in damages and certain monetary penalties. The order is not final and binding until the appeal process is completed. NIL and NTMC appealed the decision. In January 2010, PTPI also filed a lawsuit against PTNNT’s President Director, Mr. Martiono Hadianto, alleging wrongful acts associated with the arbitration, including failure to properly share certain information. The South Jakarta District Court issued a decision partially in favor of PTPI against the PTNNT President Director, requiring the production of arbitration documents. The PTNNT President Director has appealed the decision which is non binding until the appeal process is completed. Despite the rulings, Newmont, Sumitomo and PTNNT’s management believe that all of PTPI’s claims in these cases are without merit and constitute a material breach of a written release agreement executed by PTPI in 2009, in which it and its shareholders committed to cease prosecution of all then-pending lawsuits and

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

not to initiate new proceedings, in conjunction with Newmont’s provision of financing to PTPI in late 2009.

In August 2010, NIL and NVL USA Limited (“NVL”) commenced an arbitration against PTPI in the Singapore International Arbitration Centre, as provided in relevant agreements, seeking declarations that PTPI has violated the release agreement by failing to dismiss its Indonesian lawsuits, that PTPI is in breach of the November 2009 loan facility and related agreements, and that NIL and NVL are entitled to damages arising from PTPI’s and its shareholders’ conduct.

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

The Company has minimum royalty obligations on one of its producing mines in Nevada for the life of the mine. Amounts paid as a minimum royalty (where production royalties are less than the minimum obligation) in any year are recoverable in future years when the minimum royalty obligation is exceeded. Although the minimum royalty requirement may not be met in a particular year, the Company expects that over the mine life, gold production will be sufficient to meet the minimum royalty requirements. Minimum royalty payments payable are $28 in 2011 through 2015 and $251 thereafter.

As part of its ongoing business and operations, the Company and its affiliates are required to provide surety bonds, bank letters of credit and bank guarantees as financial support for various purposes, including environmental reclamation, exploration permitting, workers compensation programs and other general corporate purposes. At December 31, 2010 and December 31, 2009, there were $1,191 and $1,073, respectively, of outstanding letters of credit, surety bonds and bank guarantees. The surety bonds, letters of credit and bank guarantees reflect fair value as a condition of their underlying purpose and are subject to fees competitively determined in the market place. The obligations associated with these instruments are generally related to performance requirements that the Company addresses through its ongoing operations. As the specific requirements are met, the beneficiary of the associated instrument cancels and/or returns the instrument to the issuing entity.

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Certain of these instruments are associated with operating sites with long-lived assets and will remain outstanding until closure. Generally, bonding requirements associated with environmental regulation are becoming more restrictive. However, the Company, believes it is in compliance with all applicable bonding obligations and will be able to satisfy future bonding requirements, through existing or alternative means, as they arise.

Newmont is from time to time involved in various legal proceedings related to its business. Except in the above-described proceedings, management does not believe that adverse decisions in any pending or threatened proceeding or that amounts that may be required to be paid by reason thereof will have a material adverse effect on the Company’s financial condition or results of operations.

NOTE 32	UNAUDITED SUPPLEMENTARY DATA

Quarterly Data

The following is a summary of selected quarterly financial information (unaudited):

	2010
	Three Months Ended
	March 31	June 30	September 30	December 31

Sales	$2,242	$2,153	$2,597	$2,548
Gross profit(1)	$1,135	$1,062	$1,447	$1,402
Income from continuing operations(2)	$546	$382	$537	$840
Income (loss) from discontinued operations(2)	—	—	—	(28)

Net income(2)	$546	$382	$537	$812

Income per common share
Basic:
Continuing operations	$1.11	$0.78	$1.09	$1.71
Discontinued operations	—	—	—	(0.06)

	$1.11	$0.78	$1.09	$1.65

Diluted:
Continuing operations	$1.11	$0.77	$1.07	$1.67
Discontinued operations	—	—	—	(0.06)

	$1.11	$0.77	$1.07	$1.61

Weighted average common shares (millions)
Basic	491	492	493	493
Diluted	493	499	502	504
Cash dividends declared per common share	$0.10	$0.10	$0.15	$0.15
Closing price of common stock	$50.93	$61.74	$62.81	$61.43

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2009
	Three Months Ended
	March 31	June 30	September 30	December 31

Sales	$1,536	$1,602	$2,049	$2,518
Gross profit(1)	$606	$726	$1,083	$1,417
Income from continuing operations(2)	$189	$171	$388	$560
Income (loss) from discontinued operations(2)	—	(9)	—	(2)

Net income(2)	$189	$162	$388	$558

Income per common share
Basic:
Continuing operations	$0.40	$0.35	$0.79	$1.14
Discontinued operations	—	(0.02)	—	—

	$0.40	$0.33	$0.79	$1.14

Diluted:
Continuing operations	$0.40	$0.35	$0.79	$1.13
Discontinued operations	—	(0.02)	—	—

	$0.40	$0.33	$0.79	$1.13

Weighted average common shares (millions)
Basic	472	490	490	491
Diluted	473	491	491	493
Cash dividends declared per common share	$0.10	$0.10	$0.10	$0.10
Closing price of common stock	$44.76	$40.87	$44.02	$47.31

(1)	Sales less Costs applicable to sales, Amortization and Reclamation and remediation.

(2)	Attributable to Newmont stockholders.

Significant after-tax items were as follows:

Fourth quarter 2010:  (i) a $264 ($0.54 per share, basic) income tax benefit from internal restructuring;

Third quarter 2010:  none;

Second quarter 2010:  (i) a $7 ($0.01 per share, basic) net gain on asset sales;

First quarter 2010:  (i) a $127 ($0.26 per share, basic) income tax benefit from internal restructuring; (ii) a $25 ($0.05 per share, basic) net gain on asset sales and (iii) a $13 ($0.03 per share, basic) PTNNT community contribution;

Fourth quarter 2009:  (i) a $15 ($0.03 per share, basic) loss related to Boddington contingent consideration and (ii) a $14 ($0.03 per share, basic) gain on asset sales;

Third quarter 2009:  none;

Second quarter 2009:  (i) a $42 ($0.08 per share, basic) loss related to Boddington acquisition costs;

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

First quarter 2009:  (i) a $9 ($0.02 per share, basic) loss related to workforce reduction costs; (ii) a $5 ($0.01 per share, basic) loss related to Boddington acquisition costs and (iii) a $5 ($0.01 per share, basic) loss on the impairment of marketable equity securities and other assets.

NOTE 33	SUBSEQUENT EVENTS

On February 3, 2011, Newmont and Fronteer Gold Inc. (“Fronteer”) announced that they had entered into an agreement under which Newmont will acquire all of the outstanding common shares of Fronteer by way of a Plan of Arrangement (“Arrangement”). Fronteer owns, among other assets, the exploration stage Long Canyon project, which is located approximately one hundred miles from the Company’s existing infrastructure in Nevada and provides the potential for significant development and operating synergies. Under the Arrangement, shareholders of Fronteer will receive C$14.00 in cash and one common share in Pilot Gold, which will retain certain exploration assets of Fronteer, for each common share of Fronteer. The transaction is expected to close in the second quarter of 2011 for approximately C$2,300. Provided for in the Arrangement is a break fee of C$85 if the transaction is not completed in certain specified circumstances.

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

Mine Safety Disclosure

At Newmont, safety is a core value and we strive for superior performance. Our health and safety management system, which includes detailed standards and procedures for safe production, addresses topics such as employee training, risk management, workplace inspection, emergency response, accident investigation and program auditing. In addition to strong leadership and involvement from all levels of the organization, these programs and procedures form the cornerstone of safety at Newmont, ensuring that employees are provided a superior safe and healthy environment and are intended as a means to reduce workplace accidents, incidents and losses, comply with all mining-related regulations and provide support for both regulators and the industry to improve mine safety.

In addition, we have an established “Rapid Response” process to mitigate and prevent the escalation of adverse consequences in the event that existing risk management controls fail, particularly in the event of an incident that may have the potential to seriously impact the safety of employees, the community or the environment. This process provides appropriate support to an affected site to complement their technical response to an incident, minimizes the impact by considering the environmental, strategic, legal, financial and public image aspects of the incident, ensures communications are being carried out in accordance with legal and ethical requirements and identifies actions that need to be taken on a broader scale than can be predicted by those involved in overcoming the immediate hazards.

The operation of our U.S. based mines is subject to regulation by the Federal Mine Safety and Health Administration (“MSHA”) under the Federal Mine Safety and Health Act of 1977 (the “Mine Act”). MSHA inspects our mines on a regular basis and issues various citations and orders when it believes a violation has occurred under the Mine Act. Following passage of The Mine Improvement and New Emergency Response Act of 2006, MSHA significantly increased the numbers of citations and orders charged against mining operations. The dollar penalties assessed for citations issued has also increased in recent years.

Newmont is required to report certain mine safety violations in this Annual Report on Form 10-K pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and that required information is included in exhibit 99.1 and is incorporated by reference into this Annual Report.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information concerning Newmont’s directors, Audit Committee, Compliance with Section 16(a) of the Exchange Act and Code of Ethics is contained in Newmont’s definitive Proxy Statement, filed pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934 for the 2011 Annual Meeting of Stockholders and is incorporated herein by reference. Information concerning Newmont’s executive officers is set forth under Item 4A of this report.

ITEM 11.	EXECUTIVE COMPENSATION

Information concerning this item is contained in Newmont’s definitive Proxy Statement, filed pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934 for the 2011 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information concerning this item is contained in Newmont’s definitive Proxy Statement, filed pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934 for the 2011 Annual Meeting of Stockholders and incorporated herein by reference.

Equity Compensation Plan Information

The following table sets forth at December 31, 2010 information regarding Newmont’s Common Stock that may be issued under Newmont’s equity compensation plans:

			Number of Securities
			Remaining Available for
	Number of		Future Issuance Under
	Securities to be	Weighted-Average	Equity Compensation
	Issued Upon Exercise of	Exercise Price of	Plans (Excluding
	Outstanding Options,	Oustanding Options,	Securities Reflected in
	Warrants and Rights	Warrants and Rights	Column (a))
Plan Category	(a)	(b)(1)	(c)

Equity compensation plans approved by security holders(2)	6,164,816	45.47	10,516,994(3)
Equity compensation plans not approved by security holders	30,488(4)	24.57	—

TOTAL	6,195,304	45.35	10,516,994

(1)	The weighted average exercise price does not take into account the shares issuable upon vesting of director stock units and restricted stock units.

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

(3)	Securities remaining available for future issuance under the 2005 Stock Incentive Plan. No additional grants or awards will be made under any of the Company’s other plans.

(4)	Shares of common stock issuable upon exercise of outstanding options granted under the 1999 Employees Stock Plan. Options have a term of 10 years and vest in periods ranging from two to four years.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information concerning this item is contained in Newmont’s definitive Proxy Statement, filed pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934 for the 2011 Annual Meeting of Stockholders and incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information concerning this item is contained in Newmont’s definitive Proxy Statement, filed pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934 for the 2011 Annual Meeting of Stockholders and incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following documents are filed as a part of this report:

(a)	Financial Statements

The Consolidated Financial Statements, together with the report thereon of PricewaterhouseCoopers LLP dated February 23, 2011, are included as part of Item 8, Financial Statements and Supplementary Data, commencing on page 68 above.

(b)	Exhibits

Reference is made to the Exhibit Index beginning on page E-1 hereof.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

NEWMONT MINING CORPORATION

By:	/s/ Jeffrey K. Reeser
Jeffrey K. Reeser
Vice President and Secretary

February 24, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 24, 2011.

Signature		Title

* Richard T. O’Brien		President, Chief Executive Officer and Director (Principal Executive Officer)

* Russell Ball		Executive Vice President and Chief Financial Officer (Principal Financial Officer)

* Roger P. Johnson		Vice President and Chief Accounting Officer (Principal Accounting Officer)

Glen A. Barton*		Director
Vincent A. Calarco*		Director
Joseph A. Carrabba*		Director
Noreen Doyle*		Director
Veronica M. Hagen*		Director
Michael S. Hamson*		Director
John B. Prescott*		Director
Donald C. Roth*		Director
Simon R. Thompson*		Director

*By:	/s/ Jeffrey K. Reeser Jeffrey K. Reeser Attorney-in-Fact

S-1

EXHIBIT INDEX

Exhibit
Number		Description

1.1	—	Underwriting Agreement relating to the sale of the Shares, dated January 28, 2009 between Newmont, Citigroup Global Markets Inc. and J.P. Morgan Securities Inc. as representatives of the several underwriters named therein. Incorporated by reference to Exhibit 1.1 to Registrant’s Form 8-K filed with the Securities and Exchange Commission on February 3, 2009.
1.2	—	Underwriting Agreement relating to the sale of the 2012 Notes, dated January 28, 2009 between Newmont, Citigroup Global Markets Inc. and J.P. Morgan Securities Inc. as representatives of the several underwriters named therein. Incorporated by reference to Exhibit 1.2 to Registrant’s Form 8-K filed with the Securities and Exchange Commission on February 3, 2009.
1.3	—	Underwriting Agreement dated September 15, 2009, among Registrant, Newmont USA Limited and Deutsche Bank Securities Inc., and UBS Securities LLC, as representatives of the several Underwriters named therein. Incorporated by reference to Exhibit 1.1 to Registrant’s Form 8-K filed with the Securities and Exchange Commission on September 18, 2009.
2.1	—	Agreement dated October 8, 2007, among Registrant, Newmont Mining B.C. Limited and Miramar Mining Corporation. Incorporated by reference to Exhibit 2.1 to Registrant’s Form 8-K filed with the Securities and Exchange Commission on October 10, 2007 and Exhibit 7.3 to Registrant’s Schedule 13D filed with the Securities and Exchange Commission on October 9, 2007.
2.2	—	Acquisition Agreement, dated November 30, 2007, between Registrant and Franco-Nevada Corporation. Incorporated by reference to Exhibit 99.1 to Registrant’s Form 8-K/A filed with the Securities and Exchange Commission on December 26, 2007.
3.1	—	Certificate of Incorporation of Registrant, restated as of October 28, 2009. Incorporated by reference to Exhibit 3.1 to Registrant’s Form 10-Q for the period September 30, 2009, and filed with the Securities and Exchange Commission on October 29, 2009.
3.2	—	Certificate of Designations of Special Voting Stock. Incorporated herein by reference to Exhibit 3.3 to the Registrant’s Registration Statement on Form 8-A relating to the registration of its common stock, filed with the Securities and Exchange Commission on February 15, 2002.
3.3	—	By-laws of the Registrant as amended and restated effective December 8, 2010. Incorporated by reference to Exhibit 3.1 to Registrant’s Form 8-K filed with the Securities and Exchange Commission on December 10, 2010.
4.1	—	Indenture, dated as of March 22, 2005, among Newmont Mining Corporation, Newmont USA Limited and Citibank, N.A. Incorporated by reference to Exhibit 4.1 to Registrant’s Form 8-K filed with the Securities and Exchange Commission on March 22, 2005.
4.2	—	Form of 5.875% Note due 2035 issued pursuant to Indenture, dated as of March 22, 2005, among Registrant, Newmont USA Limited and Citibank, N.A. Incorporated by reference to Exhibit 4.2 to Registrant’s Form 8-K filed with the Securities and Exchange Commission on March 22, 2005.
4.3	—	Indenture, dated as of July 17, 2007, among Registrant, Newmont USA Limited and The Bank of New York Trust Company, N.A. relating to 1.250% Convertible Senior Notes due 2014. Incorporated by reference to Exhibit 4.1 to Registrant’s Quarterly Report on Form 10-Q for the period June 30, 2007, filed with the Securities and Exchange Commission on August 2, 2007.
4.4	—	Indenture, dated as of July 17, 2007, among Registrant, Newmont USA Limited and The Bank of New York Trust Company, N.A relating to 1.625% Convertible Senior Notes due 2017. Incorporated by reference to Exhibit 4.2 to Registrant’s Quarterly Report on Form 10-Q for the period June 30, 2007, filed with the Securities and Exchange Commission on August 2, 2007.

Exhibit
Number		Description

4.5	—	Indenture, dated as of February 3, 2009, by and among Registrant, Newmont USA Limited and The Bank of New York Mellon Trust Company, N.A., as trustee (including form of 3.00% Convertible Senior Note due 2012).Incorporated by reference to Exhibit 4.1 of Registrant’s Form 8-K filed with the Securities and Exchange Commission on February 3, 2009.
4.6	—	Indenture, dated September 18, 2009, among Registrant, Newmont USA Limited and The Bank of New York Mellon Trust Company, N.A., as trustee. Incorporated by reference to Exhibit 4.1 to Registrant’s Form 10-Q for the period September 30, 2009, and filed with the Securities and Exchange Commission on October 29, 2009.
4.7	—	First Supplemental Indenture, dated September 18, 2009, among Registrant, Newmont USA Limited and The Bank of New York Mellon Trust Company, N.A., as trustee (including form of 5.125% Senior Note due 2019, form of 6.250% Senior Note due 2039, and forms of Guaranty for the 2019 Notes and 2039 Notes) . Incorporated by reference to Exhibit 4.2 to Registrant’s Form 10-Q for the period September 30, 2009, and filed with the Securities and Exchange Commission on October 29, 2009.
4.8	—	Pass Through Trust Agreement dated as of July 15, 1994, between Newmont Gold Company (now known as “Newmont USA Limited”) and The First National Bank of Chicago relating to the Pass Through Certificates, Series 1994-A1. (The front cover of this Exhibit indicates the material differences between such Exhibit and the substantially similar (except for price-related information) Pass-Through Agreement between Newmont Gold Company (now known as “Newmont USA Limited”) and The First National Bank of Chicago relating to the Pass-Through Certificates, Series 1994-A2.) Incorporated by reference to Exhibit 4.1 to Newmont Gold Company’s Quarterly Report on Form 10-Q for the period September 30, 1994.
4.9	—	Lease dated as of September 30, 1994, between Newmont Gold Company (now known as “Newmont USA Limited”) and Shawmut Bank Connecticut, National Association relating to Trust No. 1 and a 75% undivided interest in Newmont Gold Company’s refractory gold ore treatment facility. (The front cover of this Exhibit indicates the material differences between such Exhibit and the substantially similar (except for price-related information) entered into on the same date relating to the remaining 25% undivided interest in the facility.) Incorporated by reference to Exhibit 4.2 to Newmont Gold Company’s Quarterly Report on Form 10-Q for the period September 30, 1994.
4.10	—	Trust Indenture and Security Agreement dated as of July 15, 1994, between Shawmut Bank Connecticut, National Association and The First National Bank of Chicago relating to Trust No. 1 and a 75% undivided interest in Newmont Gold Company’s (now known as “Newmont USA Limited”) refractory gold ore treatment facility. (The front cover of this Exhibit indicates the material differences between such Exhibit and the substantially similar (except for price-related information) entered into on the same date relating to the remaining 25% undivided interest in the facility.) Incorporated by reference to Exhibit 4.3 to Newmont Gold Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1994.
4.11	—	See footnote(1).
10.1	—	Savings Equalization Plan, amended and restated, of Newmont USA Limited, a wholly owned subsidiary of the Registrant, effective December 31, 2008 Incorporated by reference to Exhibit 10.1 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008.
10.2	—	Pension Equalization Plan, amended and restated, of Newmont USA Limited, a wholly owned subsidiary of the Registrant, effective December 31, 2008 Incorporated by reference to Exhibit 10.2 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008.
10.3	—	1996 Employees Stock Plan amended and restated effective as of March 17, 1999. Incorporated by reference to Exhibit 10(d) to Newmont Mining Corporation’s Annual Report on Form 10-K for the year ended December 31, 1998.

Exhibit
Number		Description

10.4	—	1999 Employees Stock Plan. Incorporated by reference to Exhibit 10(e) to Newmont Mining Corporation’s Annual Report on Form 10-K for the year ended December 31, 1998.
10.5	—	2005 Stock Incentive Plan, amended and restated effective October 26, 2005. Incorporated by reference to Exhibit 10.1 of Registrant’s Form 8-K filed with the Securities and Exchange Commission on October 31, 2005.
10.6	—	Form of Award Agreement used for Executive Officers to grant stock options pursuant to Registrant’s 1996 Employees Stock Plan. Incorporated herein by reference to Exhibit 99.2 of Registrant’s Form 8-K filed with the Securities and Exchange Commission on December 13, 2004.
10.7	—	Form of Award Agreement used for Executive Officers to grant stock options pursuant to Registrant’s 1999 Employees Stock Plan. Incorporated herein by reference to Exhibit 10.1 of Registrant’s Form 8-K filed with the Securities and Exchange Commission on March 2, 2005.
10.8	—	Form of Award Agreement used for Executive Officers to grant stock options pursuant to Registrant’s 2005 Stock Incentive Plan. Incorporated herein by reference to Exhibit 10.2 of Registrant’s Form 8-K filed with the Securities and Exchange Commission on October 26, 2005.
10.9	—	Form of Award Agreement used for Executive Officers to grant restricted stock units pursuant to the Registrant’s 2005 Stock Incentive Plan. Incorporated by reference to Exhibit 10.1 to Registrant’s Form 10-Q for the period March 31, 2009, and filed with the Securities and Exchange Commission on April 30, 2009.
10.10	—	Award Agreement for Richard O’Brien dated October 31, 2008 to grant restricted stock pursuant to Registrant’s 2005 Stock Incentive Plan. Incorporated by reference to Exhibit 10.13 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008.
10.11	—	Award Agreement for Richard O’Brien dated October 31, 2008 to grant stock options pursuant to Registrant’s 2005 Stock Incentive Plan. Incorporated by reference to Exhibit 10.14 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008.
10.12	—	Form of Award Agreement used for non-employee directors to grant director stock units pursuant to the 2005 Stock Incentive Plan. Incorporated herein by reference to Exhibit 10.1 of Registrant’s Form 8-K filed with the Securities and Exchange Commission on June 17, 2005.
10.13	—	Annual Incentive Compensation Program of Registrant, as amended and restated effective January 1, 2010. Incorporated by reference to Exhibit 10.3 to Registrant’s Form 10-Q for the period June 30, 2010, and filed with the Securities and Exchange Commission on July 28, 2010.
10.14	—	Employee Performance Incentive Compensation Program of Registrant, effective and restated January 1, 2010. Incorporated by reference to Exhibit 10.4 to Registrant’s Form 10-Q for the period June 30, 2010, and filed with the Securities and Exchange Commission on July 28, 2010.
10.15	—	Senior Executive Compensation Program effective January 1, 2010. Incorporated herein by reference to Exhibit 10.19 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009.
10.16	—	Amended and Restated Officers’ Death Benefit Plan effective January 1, 2004 of Newmont USA Limited, a wholly owned subsidiary of Registrant. Incorporated herein by reference to Exhibit 10.1 to Registrant’s Form 8-K filed with the Securities and Exchange Commission on December 22, 2004.
10.17	—	Executive Change of Control Plan, amended and restated effective December 31, 2008, of Newmont USA Limited, a wholly owned subsidiary of Registrant. Incorporated by reference to Exhibit 10.20 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008.

Exhibit
Number		Description

10.18	—	Credit Agreement dated as of July 30, 2004, as amended and restated as of July 28, 2005, as amended and restated April 24, 2007, among Newmont Mining Corporation, Newmont USA Limited, JP Morgan Chase Bank, N.A., Australia and New Zealand Banking Group Limited, Banco Bilbao Vizcaya SA, Bank of Montreal Chicago Branch, The Bank of New York, The Bank of Nova Scotia, The Bank of Tokyo-Mitsubishi, Ltd., BNP Paribas, Calyon New York Branch, CIBC Inc., Citicorp USA Inc., Commonwealth Bank of Australia New York Branch, Deutsche Bank AG New York Branch, HSBC Bank USA, National Association, Mizuho Corporate Bank, Ltd., Royal Bank of Canada, The Royal Bank of Scotland, plc, Societe Generale, Sumitomo Mitsui Banking Corporation, UBS Loan Finance LLC, US Bank N.A. Incorporated by reference as Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the period March 31, 2007, filed with the Securities and Exchange Commission on April 27, 2007.
10.19	—	Letter Agreement dated May 3, 2010 between Registrant and Robert J. Miller. Incorporated herein by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010.
10.20	—	Transition Agreement dated May 5, 2010 between Newmont International Services Limited and Alan Blank. Incorporation by reference to Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010.
10.21	—	Purchase Agreement, dated as of July 11, 2007, by and among Newmont Mining Corporation, Newmont USA Limited and J.P. Morgan Securities Inc. and Citigroup Global Markets Inc., as Representatives of the several Initial Purchasers listed in Schedule I thereto. Incorporated by reference as Exhibit 10.1 to Registrant’s Form 10-Q for the period June 30, 2007, filed with the Securities and Exchange Commission on August 2, 2007.
10.22	—	Confirmation of Convertible Note Hedge, dated as of July 11, 2007, between Newmont Mining Corporation and JPMorgan Chase Bank, National Association, London Branch (with respect to 2014 Notes). Incorporated by reference as Exhibit 10.2 to Registrant’s Form 10-Q for the period June 30, 2007, filed with the Securities and Exchange Commission on August 2, 2007.
10.23	—	Confirmation of Convertible Note Hedge, dated as of July 11, 2007, between Newmont Mining Corporation and JPMorgan Chase Bank, National Association, London Branch (with respect to 2017 Notes). Incorporated by reference as Exhibit 10.3 to Registrant’s Form 10-Q for the period June 30, 2007, filed with the Securities and Exchange Commission on August 2, 2007.
10.24	—	Confirmation of Convertible Note Hedge, dated as of July 11, 2007, between Newmont Mining Corporation and Citibank, N.A. (with respect to 2014 Notes). Incorporated by reference as Exhibit 10.4 to Registrant’s Form 10-Q for the period June 30, 2007, filed with the Securities and Exchange Commission on August 2, 2007. 2007.
10.25	—	Confirmation of Convertible Note Hedge, dated as of July 11, 2007, between Newmont Mining Corporation and Citibank, N.A. (with respect to 2017 Notes). Incorporated by reference as Exhibit 10.5 to Registrant’s Form 10-Q for the period June 30, 2007, filed with the Securities and Exchange Commission on August 2, 2007.
10.26	—	Confirmation of Convertible Note Hedge, dated as of July 11, 2007, between Newmont Mining Corporation and UBS AG, London Branch (with respect to 2014 Notes). Incorporated by reference as Exhibit 10.6 to Registrant’s Form 10-Q for the period June 30, 2007, filed with the Securities and Exchange Commission on August 2, 2007.
10.27	—	Confirmation of Convertible Note Hedge, dated as of July 11, 2007, between Newmont Mining Corporation and UBS AG, London Branch (with respect to 2017 Notes). Incorporated by reference as Exhibit 10.7 to Registrant’s Form 10-Q for the period June 30, 2007, filed with the Securities and Exchange Commission on August 2, 2007.
10.28	—	Confirmation of Convertible Note Hedge, dated as of July 11, 2007, between Newmont Mining Corporation and Deutsche Bank AG, London Branch (with respect to 2014 Notes). Incorporated by reference as Exhibit 10.8 to Registrant’s Form 10-Q for the period June 30, 2007, filed with the Securities and Exchange Commission on August 2, 2007.

Exhibit
Number		Description

10.29	—	Confirmation of Convertible Note Hedge, dated as of July 11, 2007, between Newmont Mining Corporation and Deutsche Bank AG, London Branch (with respect to 2017 Notes). Incorporated by reference as Exhibit 10.9 to Registrant’s Form 10-Q for the period June 30, 2007, filed with the Securities and Exchange Commission on August 2, 2007.
10.30	—	Confirmation of Convertible Note Warrant Transaction, dated as of July 11, 2007, between Newmont Mining Corporation and JPMorgan Chase Bank, National Association, London Branch (with respect to 2014 Notes). Incorporated by reference as Exhibit 10.10 to Registrant’s Form 10-Q for the period June 30, 2007, filed with the Securities and Exchange Commission on August 2, 2007.
10.31	—	Confirmation of Convertible Note Warrant Transaction, dated as of July 11, 2007, between Newmont Mining Corporation and JPMorgan Chase Bank, National Association, London Branch (with respect to 2017 Notes). Incorporated by reference as Exhibit 10.11 to Registrant’s Form 10-Q for the period June 30, 2007, filed with the Securities and Exchange Commission on August 2, 2007.
10.32	—	Confirmation of Convertible Note Warrant Transaction, dated as of July 11, 2007, between Newmont Mining Corporation and Citibank, N.A. (with respect to 2014 Notes). Incorporated by reference as Exhibit 10.12 to Registrant’s Form 10-Q for the period June 30, 2007, filed with the Securities and Exchange Commission on August 2, 2007.
10.33	—	Confirmation of Convertible Note Warrant Transaction, dated as of July 11, 2007, between Newmont Mining Corporation and Citibank, N.A. (with respect to 2017 Notes). Incorporated by reference as Exhibit 10.13 to Registrant’s Form 10-Q for the period June 30, 2007, filed with the Securities and Exchange Commission on August 2, 2007.
10.34	—	Confirmation of Convertible Note Warrant Transaction, dated as of July 11, 2007, between Newmont Mining Corporation and UBS AG, London Branch (with respect to 2014 Notes). Incorporated by reference as Exhibit 10.14 to Registrant’s Form 10-Q for the period June 30, 2007, filed with the Securities and Exchange Commission on August 2, 2007.
10.35	—	Confirmation of Convertible Note Warrant Transaction, dated as of July 11, 2007, between Newmont Mining Corporation and UBS AG, London Branch (with respect to 2017 Notes). Incorporated by reference as Exhibit 10.15 to Registrant’s Form 10-Q for the period June 30, 2007, filed with the Securities and Exchange Commission on August 2, 2007.
10.36	—	Confirmation of Convertible Note Warrant Transaction, dated as of July 11, 2007, between Newmont Mining Corporation and Deutsche Bank AG, London Branch (with respect to 2014 Notes). Incorporated by reference as Exhibit 10.16 to Registrant’s Form 10-Q for the period June 30, 2007, filed with the Securities and Exchange Commission on August 2, 2007.
10.37	—	Confirmation of Convertible Note Warrant Transaction, dated as of July 11, 2007, between Newmont Mining Corporation and Deutsche Bank AG, London Branch (with respect to 2017 Notes). Incorporated by reference as Exhibit 10.17 to Registrant’s on Form 10-Q for the period June 30, 2007, filed with the Securities and Exchange Commission on August 2, 2007.
10.38	—	Confirmation of Convertible Note Hedge, dated as of July 13, 2007, between Newmont Mining Corporation and JPMorgan Chase Bank, National Association, London Branch (with respect to 2014 Notes). Incorporated by reference as Exhibit 10.18 to Registrant’s Form 10-Q for the period June 30, 2007, filed with the Securities and Exchange Commission on August 2, 2007.
10.39	—	Confirmation of Convertible Note Hedge, dated as of July 13, 2007, between Newmont Mining Corporation and JPMorgan Chase Bank, National Association, London Branch (with respect to 2017 Notes). Incorporated by reference as Exhibit 10.19 to Registrant’s Form 10-Q for the period June 30, 2007, filed with the Securities and Exchange Commission on August 2, 2007.

Exhibit
Number		Description

10.40	—	Confirmation of Convertible Note Hedge, dated as of July 13, 2007, between Newmont Mining Corporation and Citibank, N.A. (with respect to 2014 Notes). Incorporated by reference as Exhibit 10.20 to Registrant’s Form 10-Q for the period June 30, 2007, filed with the Securities and Exchange Commission on August 2, 2007.
10.41	—	Confirmation of Convertible Note Hedge, dated as of July 13, 2007, between Newmont Mining Corporation and Citibank, N.A. (with respect to 2017 Notes). Incorporated by reference as Exhibit 10.21 to Registrant’s Form 10-Q for the period June 30, 2007, filed with the Securities and Exchange Commission on August 2, 2007.
10.42	—	Confirmation of Convertible Note Hedge, dated as of July 13, 2007, between Newmont Mining Corporation and UBS AG, London Branch (with respect to 2014 Notes). Incorporated by reference as Exhibit 10.22 to Registrant’s Form 10-Q for the period June 30, 2007, filed with the Securities and Exchange Commission on August 2, 2007.
10.43	—	Confirmation of Convertible Note Hedge, dated as of July 13, 2007, between Newmont Mining Corporation and UBS AG, London Branch (with respect to 2017 Notes). Incorporated by reference as Exhibit 10.23 to Registrant’s Form 10-Q for the period June 30, 2007, filed with the Securities and Exchange Commission on August 2, 2007.
10.44	—	Confirmation of Convertible Note Hedge, dated as of July 13, 2007, between Newmont Mining Corporation and Deutsche Bank AG, London Branch (with respect to 2014 Notes). Incorporated by reference as Exhibit 10.24 to Registrant’s Form 10-Q for the period June 30, 2007, filed with the Securities and Exchange Commission on August 2, 2007.
10.45	—	Confirmation of Convertible Note Hedge, dated as of July 13, 2007, between Newmont Mining Corporation and Deutsche Bank AG, London Branch (with respect to 2017 Notes). Incorporated by reference as Exhibit 10.25 to Registrant’s Form 10-Q for the period June 30, 2007, filed with the Securities and Exchange Commission on August 2, 2007.
10.46	—	Confirmation of Convertible Note Warrant Transaction, dated as of July 13, 2007, between Newmont Mining Corporation and JPMorgan Chase Bank, National Association, London Branch (with respect to 2014 Notes). Incorporated by reference as Exhibit 10.26 to Registrant’s Form 10-Q for the period June 30, 2007, filed with the Securities and Exchange Commission on August 2, 2007.
10.47	—	Confirmation of Convertible Note Warrant Transaction, dated as of July 13, 2007, between Newmont Mining Corporation and JPMorgan Chase Bank, National Association, London Branch (with respect to 2017 Notes). Incorporated by reference as Exhibit 10.27 to Registrant’s Form 10-Q for the period June 30, 2007, filed with the Securities and Exchange Commission on August 2, 2007.
10.48	—	Confirmation of Convertible Note Warrant Transaction, dated as of July 13, 2007, between Newmont Mining Corporation and Citibank, N.A. (with respect to 2014 Notes). Incorporated by reference as Exhibit 10.28 to Registrant’s Form 10-Q for the period June 30, 2007, filed with the Securities and Exchange Commission on August 2, 2007.
10.49	—	Confirmation of Convertible Note Warrant Transaction, dated as of July 13, 2007, between Newmont Mining Corporation and Citibank, N.A. (with respect to 2017 Notes). Incorporated by reference as Exhibit 10.29 to Registrant’s Form 10-Q for the period June 30, 2007, filed with the Securities and Exchange Commission on August 2, 2007.
10.50	—	Confirmation of Convertible Note Warrant Transaction, dated as of July 13, 2007, between Newmont Mining Corporation and UBS AG, London Branch (with respect to 2014 Notes). Incorporated by reference as Exhibit 10.30 to Registrant’s Form 10-Q for the period June 30, 2007, filed with the Securities and Exchange Commission on August 2, 2007.
10.51	—	Confirmation of Convertible Note Warrant Transaction, dated as of July 13, 2007, between Newmont Mining Corporation and UBS AG, London Branch (with respect to 2017 Notes). Incorporated by reference as Exhibit 10.31 to Registrant’s Form 10-Q for the period June 30, 2007, filed with the Securities and Exchange Commission on August 2, 2007.

Exhibit
Number		Description

10.52	—	Confirmation of Convertible Note Warrant Transaction, dated as of July 13, 2007, between Newmont Mining Corporation and Deutsche Bank AG, London Branch (with respect to 2014 Notes). Incorporated by reference as Exhibit 10.32 to Registrant’s Form 10-Q for the period June 30, 2007, filed with the Securities and Exchange Commission on August 2, 2007.
10.53	—	Confirmation of Convertible Note Warrant Transaction, dated as of July 13, 2007, between Newmont Mining Corporation and Deutsche Bank AG, London Branch (with respect to 2017 Notes). Incorporated by reference as Exhibit 10.33 to Registrant’s Form 10-Q for the period June 30, 2007, filed with the Securities and Exchange Commission on August 2, 2007.
10.54	—	Office Space and Office Services Agreement between Newmont (USA) Limited and Wayne W. Murdy effective January 1, 2008. Incorporated by reference as Exhibit 10.37 to Registrant’s Form 10-Q for the period June 30, 2007, filed with the Securities and Exchange Commission on August 2, 2007.
10.55	—	Contract of Work dated December 2, 1986, between the Government of the Republic of Indonesia and PT Newmont Nusa Tenggara. Incorporated by reference as Exhibit 10.1 to Registrant’s Form 10-Q filed with the Securities and Exchange Commission on July 24, 2008.
12.1	—	Statement re Computation of Ratio of Earnings to Fixed Charges, filed herewith.
21	—	Subsidiaries of Newmont Mining Corporation, filed herewith.
23.1	—	Consent of PricewaterhouseCoopers LLP, filed herewith.
24	—	Power of Attorney, filed herewith.
31.1	—	Certification Pursuant to Rule 13A-14 or 15D-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 signed by the Principal Executive Officer, filed herewith.
31.2	—	Certification Pursuant to Rule 13A-14 or 15D-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 signed by the Principal Financial Officer, filed herewith.
32.1	—	Statement Required by 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed by Principal Executive Officer, furnished herewith.
32.2	—	Statement Required by 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed by Chief Financial Officer, furnished herewith.
99.1	—	Information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act, filed herewith.
101	—	The following materials are furnished herewith: (i) XBRL Instance, (ii) XBRL Taxonomy Extension Schema, (iii) XBRL Taxonomy Extension Calculation, (iv) XBRL Taxonomy Extension Labels, (v) XBRL Taxonomy Extension Presentation, and (vi) XBRL Taxonomy Extension Definition. In accordance with Rule 406T of Regulation S-T, the information in these exhibits is furnished and deemed not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Exchange Act of 1934, and otherwise is not subject to liability under these sections and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by the specific reference in such filing.

(1)	In reliance upon Item 601(b)(4)(iii) of Regulation S-K, various instruments defining the rights of holders of long-term debt of the Newmont Mining Corporation are not being filed herewith because the total of securities authorized under each such instrument does not exceed 10% of the total assets of Newmont Mining Corporation. Newmont Mining Corporation hereby agrees to furnish a copy of any such instrument to the Commission upon request.