Form 10-Q
period 2011-03-31
NEWMONT MINING CORP /DE/
filed 2011-04-21
CIK 1164727

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2011
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
Registrant’s telephone number, including area code (303) 863-7414
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☑ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12-b2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company.)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b2 of the Exchange Act). ☐ Yes ☑ No
There were 487,086,394 shares of common stock outstanding on April 12, 2011 (and 6,603,235 exchangeable shares).

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.
NEWMONT MINING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited, in millions except per share)

	Three Months Ended
	March 31,
	2011	2010

Sales (Note 3)	$2,465	$2,242

Costs and expenses
Costs applicable to sales (1) (Note 3)	940	869
Amortization (Note 3)	256	224
Reclamation and remediation (Note 4)	14	13
Exploration	62	43
Advanced projects, research and development (Note 5)	68	46
General and administrative	45	45
Other expense, net (Note 6)	73	89

	1,458	1,329

Other income (expense)
Other income, net (Note 7)	31	48
Interest expense, net	(65)	(75)

	(34)	(27)

Income before income and mining tax and other items	973	886
Income and mining tax expense (Note 10)	(305)	(141)
Equity income (loss) of affiliates	2	(2)

Net income	670	743
Net income attributable to noncontrolling interests (Note 11)	(156)	(197)

Net income attributable to Newmont stockholders	$514	$546

Income per common share (Note 12)
Basic	$1.04	$1.11
Diluted	$1.03	$1.11

Cash dividends declared per common share	$0.15	$0.10

(1)	Excludes Amortization and Reclamation and remediation.
The accompanying notes are an integral part of the condensed consolidated financial statements.

NEWMONT MINING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in millions)

	Three Months Ended
	March 31,
	2011	2010
Operating activities:
Net income	$670	$743
Adjustments:
Amortization	256	224
Reclamation and remediation	14	13
Deferred income taxes	(33)	(102)
Stock based compensation and other non-cash benefits	19	18
Other operating adjustments and write-downs	42	5
Net change in operating assets and liabilities (Note 23)	21	(173)

Net cash provided from continuing operations	989	728
Net cash used in discontinued operations	—	(13)

Net cash provided from operations	989	715

Investing activities:
Additions to property, plant and mine development	(402)	(309)
Purchases of marketable securities	(12)	(3)
Acquisitions, net	(7)	—
Proceeds from sale of other assets	6	38
Other	(3)	(11)

Net cash used in investing activities	(418)	(285)

Financing activities:
Repayment of debt	(31)	(250)
Sale of subsidiary shares to noncontrolling interests	—	229
Acquisition of subsidiary shares from noncontrolling interests	—	(39)
Dividends paid to common stockholders	(74)	(49)
Dividends paid to noncontrolling interests	(15)	(220)
Proceeds from stock issuance, net	3	3
Change in restricted cash and other	—	46

Net cash used in financing activities	(117)	(280)

Effect of exchange rate changes on cash	23	(1)

Net change in cash and cash equivalents	477	149
Cash and cash equivalents at beginning of period	4,056	3,215

Cash and cash equivalents at end of period	$4,533	$3,364

The accompanying notes are an integral part of the condensed consolidated financial statements.

NEWMONT MINING CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in millions)

	At March 31,	At December 31,
	2011	2010
ASSETS
Cash and cash equivalents	$4,533	$4,056
Trade receivables	439	582
Accounts receivable	113	88
Investments (Note 17)	129	113
Inventories (Note 18)	607	658
Stockpiles and ore on leach pads (Note 19)	657	617
Deferred income tax assets	178	177
Other current assets (Note 20)	1,228	962

Current assets	7,884	7,253
Property, plant and mine development, net	13,074	12,907
Investments (Note 17)	1,779	1,568
Stockpiles and ore on leach pads (Note 19)	1,846	1,757
Deferred income tax assets	1,456	1,437
Other long-term assets (Note 20)	815	741

Total assets	$26,854	$25,663

LIABILITIES
Debt (Note 21)	$754	$259
Accounts payable	420	427
Employee-related benefits	240	288
Income and mining taxes	474	355
Other current liabilities (Note 22)	1,613	1,418

Current liabilities	3,501	2,747
Debt (Note 21)	3,676	4,182
Reclamation and remediation liabilities (Note 4)	993	984
Deferred income tax liabilities	1,531	1,488
Employee-related benefits	336	325
Other long-term liabilities (Note 22)	196	221

Total liabilities	10,233	9,947

Commitments and contingencies (Note 26)
EQUITY
Common stock	779	778
Additional paid-in capital	8,304	8,279
Accumulated other comprehensive income	1,389	1,108
Retained earnings	3,620	3,180

Newmont stockholders’ equity	14,092	13,345
Noncontrolling interests	2,529	2,371

Total equity	16,621	15,716

Total liabilities and equity	$26,854	$25,663

The accompanying notes are an integral part of the condensed consolidated financial statements.

NEWMONT MINING CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(dollars in millions, except per share, per ounce and per pound amounts)
NOTE 1 BASIS OF PRESENTATION
The interim Condensed Consolidated Financial Statements (“interim statements”) of Newmont Mining Corporation and its subsidiaries (collectively, “Newmont” or the “Company”) are unaudited. In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these interim statements have been included. The results reported in these interim statements are not necessarily indicative of the results that may be reported for the entire year. These interim statements should be read in conjunction with Newmont’s Consolidated Financial Statements for the year ended December 31, 2010 filed February 24, 2011 on Form 10-K. The year-end balance sheet data was derived from the audited financial statements, but does not include all disclosures required by United States generally accepted accounting principles (“GAAP”).
References to “A$” refer to Australian currency, “C$” to Canadian currency, “NZ$” to New Zealand currency and “$” to United States currency.
NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Recently Adopted Accounting Pronouncements
Business Combinations
In December 2010, the ASC guidance for business combinations was updated to clarify existing guidance which requires a public entity to disclose pro forma revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual period only. The update also expands the supplemental pro forma disclosures required to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. Adoption of the updated guidance, effective for the Company’s fiscal year beginning January 1, 2011, had no impact on the Company’s condensed consolidated financial position, results of operations or cash flows.
Fair Value Accounting
In January 2010, ASC guidance for fair value measurements and disclosure was updated to require enhanced detail in the level 3 reconciliation. Adoption of the updated guidance, effective for the Company’s fiscal year beginning January 1, 2011, had no impact on the Company’s condensed consolidated financial position, results of operations or cash flows. Refer to Note 15 for further details regarding the Company’s assets and liabilities measured at fair value.

NEWMONT MINING CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(dollars in millions, except per share, per ounce and per pound amounts)
NOTE 3 SEGMENT INFORMATION

		Costs		Advanced
		Applicable to		Projects and	Pre-Tax	Total	Capital
	Sales	Sales	Amortization	Exploration	Income	Assets	Expenditures(1)
Three Months Ended March 31, 2011
Nevada	$582	$272	$72	$17	$216	$3,414	$95
La Herradura	65	18	4	6	36	254	16
Hope Bay	—	—	3	44	(48)	2,259	19
Other North America	—	—	—	—	(2)	125	—

North America	647	290	79	67	202	6,052	130

Yanacocha	362	153	53	6	149	2,677	41
Other South America	—	—	—	10	(10)	371	64

South America	362	153	53	16	139	3,048	105

Boddington:
Gold	232	100	28
Copper	53	28	7

Total	285	128	35	1	104	4,393	49

Batu Hijau:
Gold	140	34	7
Copper	369	89	20

Total	509	123	27	—	323	3,627	40

Other Australia/New Zealand	415	166	35	12	197	1,049	62
Other Asia Pacific	—	—	1	1	—	548	2

Asia Pacific	1,209	417	98	14	624	9,617	153

Ahafo	247	80	22	7	136	1,049	15
Other Africa	—	—	—	1	(2)	316	28

Africa	247	80	22	8	134	1,365	43

Corporate and Other	—	—	4	25	(126)	6,772	14

Consolidated	$2,465	$940	$256	$130	$973	$26,854	$445

(1)	Includes an increase in accrued capital expenditures of $43; consolidated capital expenditures on a cash basis were $402.

NEWMONT MINING CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(dollars in millions, except per share, per ounce and per pound amounts)

		Costs		Advanced
		Applicable to		Projects and	Pre-Tax	Total	Capital
	Sales	Sales	Amortization	Exploration	Income	Assets	Expenditures(1)
Three Months Ended March 31, 2010
Nevada	$468	$252	$62	$17	$126	$3,250	$48
La Herradura	44	14	4	1	25	155	14
Hope Bay	—	—	3	17	(20)	1,965	9
Other North America	—	—	—	—	(1)	55	—

North America	512	266	69	35	130	5,425	71

Yanacocha	460	154	37	7	243	2,501	40
Other South America	—	—	—	5	(5)	145	17

South America	460	154	37	12	238	2,646	57

Boddington
Gold	167	80	22
Copper	38	24	6

Total	205	104	28	1	68	4,108	48

Batu Hijau:
Gold	165	34	10
Copper	455	91	27

Total	620	125	37	—	407	2,988	28

Other Australia/New Zealand	314	156	31	5	126	864	36
Other Asia Pacific	—	—	1	5	17	314	2

Asia Pacific	1,139	385	97	11	618	8,274	114

Ahafo	131	64	17	3	42	981	21
Other Africa	—	—	—	4	(4)	214	6

Africa	131	64	17	7	38	1,195	27

Corporate and Other	—	—	4	24	(138)	5,105	3

Consolidated	$2,242	$869	$224	$89	$886	$22,645	$272

(1)	Includes a decrease in accrued capital expenditures of $37; consolidated capital expenditures on a cash basis were $309.

NEWMONT MINING CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(dollars in millions, except per share, per ounce and per pound amounts)
NOTE 4 RECLAMATION AND REMEDIATION
At March 31, 2011 and December 31, 2010, $913 and $904, respectively, were accrued for reclamation obligations relating to mineral properties. In addition, the Company is involved in several matters concerning environmental obligations associated with former, primarily historic, mining activities. Generally, these matters concern developing and implementing remediation plans at the various sites involved. At March 31, 2011 and December 31, 2010, $142 and $144, respectively, were accrued for such obligations. These amounts are also included in Reclamation and remediation liabilities.
The following is a reconciliation of reclamation and remediation liabilities:

	Three Months Ended March 31,
	2011	2010
Balance at beginning of period	$1,048	$859
Additions, changes in estimates and other	1	(3)
Liabilities settled	(8)	(8)
Accretion expense	14	13

Balance at end of period	$1,055	$861

The current portion of Reclamation and remediation liabilities of $62 and $64 at March 31, 2011 and December 31, 2010, respectively, are included in Other current liabilities (see Note 22).
The Company’s reclamation and remediation expenses consisted of:

	Three Months Ended March 31,
	2011	2010
Accretion — operating	$12	$11
Accretion — non-operating	2	2

	$14	$13

NOTE 5 ADVANCED PROJECTS, RESEARCH AND DEVELOPMENT

	Three Months Ended March 31,
	2011	2010
Major projects:
Hope Bay	$38	$10
Conga	1	1
Akyem	—	3
Other projects:
Technical and project services	15	12
Corporate	3	12
Other	11	8

	$68	$46

NEWMONT MINING CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(dollars in millions, except per share, per ounce and per pound amounts)
NOTE 6 OTHER EXPENSE, NET

	Three Months Ended March 31,
	2011	2010
Indonesian value added tax settlement	$21	$—
Community development	17	55
Regional administration	16	13
Western Australia power plant	4	6
World Gold Council dues	2	3
Other	13	12

	$73	$89

NOTE 7 OTHER INCOME, NET

	Three Months Ended March 31,
	2011	2010
Income from developing projects, net	$24	$—
Canadian Oil Sands distributions	6	10
Interest income	4	3
Gain on asset sales, net	3	33
Foreign currency exchange losses, net	(11)	(9)
Other	5	11

	$31	$48

NOTE 8 EMPLOYEE PENSION AND OTHER BENEFIT PLANS

	Three Months Ended March 31,
	2011	2010
Pension benefit costs, net
Service cost	$6	$5
Interest cost	10	9
Expected return on plan assets	(10)	(7)
Amortization, net	5	4

	$11	$11

	Three Months Ended March 31,
	2011	2010
Other benefit costs, net
Service cost	$1	$1
Interest cost	1	1

	$2	$2

NEWMONT MINING CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(dollars in millions, except per share, per ounce and per pound amounts)
NOTE 9 STOCK BASED COMPENSATION

	Three Months Ended March 31,
	2011	2010
Stock options	$3	$3
Restricted stock units	7	4
Performance leveraged stock units	2	3
Common stock	1	1
Restricted stock	—	1
Deferred stock	2	2

	$15	$14

NOTE 10 INCOME AND MINING TAXES
During the first quarter of 2011, the Company recorded estimated income and mining tax expense of $305 resulting in an effective tax rate of 31%. Estimated income and mining tax expense during the first quarter of 2010 was $141 for an effective tax rate of 16%. The lower effective tax rate in 2010 resulted from a tax benefit of $127 recorded in connection with the conversion of non-US tax-paying entities to entities currently subject to U.S. income tax which resulted in an increase in net deferred tax assets. Aside from the above mentioned 2010 transaction, the effective tax rates in the first quarter of 2011 and 2010 are different from the United States statutory rate of 35% primarily due to the U.S. percentage depletion deduction.
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
At March 31, 2011, the Company’s total unrecognized tax benefit was $128 for uncertain income tax positions taken or expected to be taken on income tax returns. Of this, $37 represents the amount of unrecognized tax benefits that, if recognized, would affect the Company’s effective income tax rate.
As a result of the statute of limitations that expire in the next 12 months in various jurisdictions, and possible settlements of audit-related issues with taxing authorities in various jurisdictions with respect to which none of the issues are individually significant, the Company believes that it is reasonably possible that the total amount of its net unrecognized income tax benefits will decrease by approximately $5 to $10 in the next 12 months.

NEWMONT MINING CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(dollars in millions, except per share, per ounce and per pound amounts)
The Company’s income and mining tax expense differed from the amounts computed by applying the United States statutory corporate income tax rate for the following reasons:

	Three Months Ended March 31,
	2011	2010
Income before income and mining tax and other items	$973	$886
United States statutory corporate income tax rate	35%	35%

Income and mining tax expense computed at United States statutory corporate income tax rate	(341)	(310)
Reconciling items:
Tax benefit generated on change in form of a non- U.S. subsidiary	—	127
Percentage depletion	55	33
Other	(19)	9

Income and mining tax expense	$(305)	$(141)

NOTE 11 NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS

	Three Months Ended March 31,
	2011	2010
Batu Hijau	$102	$118
Yanacocha	56	80
Other	(2)	(1)

	$156	$197

In June 2010, PT Pakuafu Indah (“PTPI”), an unrelated noncontrolling partner of PT Newmont Nusa Tenggara (“PTNNT”), completed the sale of a 2.2% interest in PTNNT to PT Indonesia Masbaga Investama (“PTIMI”). To enable the transaction to proceed, the Company released its rights to the dividends payable on this 2.2% interest and released the security interest in the associated shares. The Company further agreed to advance certain funds to PTIMI to enable it to purchase the interest in exchange for an assignment by PTIMI to the Company of the dividends payable on the 2.2% interest (net of withholding tax), a pledge of the shares as security on the advance, and certain voting rights and obligations. The funds that the Company advanced to PTIMI and which it paid to PTPI for the shares were used by PTPI to reduce its outstanding balance with the Company. Upon completion of this transaction, PTPI requested and was allowed to borrow additional funds under the Company’s agreement with PTPI. The Company’s economic interest in PTPI’s and PTIMI’s combined 20% interest in PTNNT remains at 17% and has not changed as a result of these transactions.
In March 2010, the Company, through Nusa Tengarra Partnership (“NTP”), a partnership between Newmont and an affiliate of Sumitomo, completed the sale and transfer of shares for a 7% interest in PTNNT, to PT Multi Daerah Bersaing (“PTMDB”) in compliance with divestiture obligations under the Contract of Work, reducing NTP’s ownership interest to 56% from 63%. The 2010 share transfers resulted in gains of approximately $15 (after tax of $34) that were recorded as Additional paid-in capital. For information on the Batu Hijau Contract of Work and divestiture requirements, see the discussion in Note 26 to the Condensed Consolidated Financial Statements.
At March 31, 2011, Newmont had a 48.5% effective economic interest in PTNNT. Based on ASC guidance for variable interest entities, Newmont continues to consolidate PTNNT in its Condensed Consolidated Financial Statements.
Newmont has a 51.35% ownership interest in Minera Yanacocha S.R.L. (“Yanacocha”), with the remaining interests held by Compañia de Minas Buenaventura, S.A.A. (43.65%) and the International Finance Corporation (5%).

NEWMONT MINING CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(dollars in millions, except per share, per ounce and per pound amounts)
NOTE 12 INCOME PER COMMON SHARE
Basic income per common share is computed by dividing income available to Newmont common stockholders by the weighted average number of common shares outstanding during the period. Diluted income per common share is computed similarly to basic income per common share except that weighted average common shares is increased to include the potential issuance of dilutive common shares.

	Three Months Ended March 31,
	2011	2010

Net income attributable to Newmont stockholders	$514	$546

Weighted average common shares (millions):
Basic	493	491
Effect of employee stock-based awards	2	1
Effect of convertible notes	6	1

Diluted	501	493

Net income attributable to Newmont stockholders per common share
Basic	$1.04	$1.11
Diluted	$1.03	$1.11
Options to purchase 2 and 1 million shares of common stock at average exercise prices of $57 and $55 were outstanding at March 31, 2011 and 2010, respectively, but were not included in the computation of diluted weighted average common shares because their effect would have been anti-dilutive.
In February 2009 and July 2007, Newmont issued $518 and $1,150, respectively, of convertible senior notes that, if converted in the future, may have a dilutive effect on the Company’s weighted average number of common shares. The notes issued in 2009 and 2007 are convertible, at the holder’s option, equivalent to a conversion price of $46.13 and $46.09, respectively, per share of common stock. Under the convertible note indenture, Newmont is required to settle the principal amount of the convertible senior notes in cash and may elect to settle the remaining conversion obligation (Newmont average share price in excess of the conversion price), if any, in cash, shares or a combination thereof. The effect of contingently convertible instruments on diluted earnings per share is calculated under the net share settlement method in accordance with ASC guidance. The average price of the Company’s common stock for the three months ended March 31, 2011 exceeded the conversion price of $46.13 and $46.09 for the notes issued in 2009 and 2007, respectively, and therefore, 6 million additional shares were included in the computation of diluted weighted average common shares for the three months ended March 31, 2011.
In connection with the 2007 convertible senior notes offering, the Company entered into Call Spread Transactions which included the purchase of call options and the sale of warrants. As a result of the Call Spread Transactions, the conversion price of $46.09 was effectively increased to $60.11. Should the warrant transactions become dilutive to the Company’s earnings per share (Newmont’s average share price exceeds $60.11) the effect of the warrant transactions on diluted earnings per share will be calculated in accordance with the net share settlement method.

NEWMONT MINING CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(dollars in millions, except per share, per ounce and per pound amounts)
The Net income attributable to Newmont stockholders and transfers from noncontrolling interests was:

	Three Months Ended March 31,
	2011	2010

Net income attributable to Newmont stockholders	$514	$546
Transfers from noncontrolling interests:
Increase in Additional paid in capital from sale of PTNNT shares, net of tax of $34	—	15

Net income attributable to Newmont stockholders and transfers from noncontrolling interests	$514	$561

NOTE 13 COMPREHENSIVE INCOME

	Three Months Ended March 31,
	2011	2010

Net income	$670	$743
Other comprehensive income, net of tax:
Unrealized gain on marketable securities	168	49
Foreign currency translation adjustments	89	56
Pension and other benefit liability adjustments	4	2
Change in fair value of cash flow hedge instruments:
Net change from periodic revaluations	55	29
Net amount reclassified to income	(33)	(19)

Net unrecognized gain on derivatives	22	10

	283	117

Comprehensive income	$953	$860

Comprehensive income attributable to:
Newmont stockholders	$795	$663
Noncontrolling interests	158	197

	$953	$860

NEWMONT MINING CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(dollars in millions, except per share, per ounce and per pound amounts)
NOTE 14 CHANGES IN EQUITY

	Three Months Ended March 31,
	2011	2010
Common stock:
At beginning of period	$778	$770
Stock based awards	1	1
Shares issued in exchange for exchangeable shares	—	2

At end of period	779	773

Additional paid-in capital:
At beginning of period	8,279	8,158
Stock based awards	25	17
Shares issued in exchange for exchangeable shares	—	(2)
Sale of subsidiary shares to noncontrolling interests	—	15

At end of period	8,304	8,188

Accumulated other comprehensive income:
At beginning of period	1,108	626
Other comprehensive income	281	117

At end of period	1,389	743

Retained earnings:
At beginning of period	3,180	1,149
Net income attributable to Newmont stockholders	514	546
Dividends paid	(74)	(49)

At end of period	3,620	1,646

Noncontrolling interests:
At beginning of period	2,371	1,910
Net income attributable to noncontrolling interests	156	197
Dividends paid	—	(220)
Other comprehensive income	2	—
Sale of subsidiary shares to noncontrolling interests, net	—	168

At end of period	2,529	2,055

Total equity	$16,621	$13,405

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

	Fair Value at March 31, 2011
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$2,022	$2,022	$—	$—
Marketable equity securities:
Extractive industries	1,796	1,796	—	—
Other	6	6	—	—
Marketable debt securities:
Asset backed commercial paper	20	—	—	20
Corporate	11	11	—	—
Auction rate securities	5	—	—	5
Trade receivable from provisional copper and gold concentrate sales, net	342	342	—	—
Derivative instruments, net:
Foreign exchange forward contracts	319	—	319	—
Diesel forward contracts	20	—	20	—
Interest rate swap contracts	3	—	3	—

	$4,544	$4,177	$342	$25

Liabilities:
8 5/8% debentures ($222 hedged portion)	$226	$—	$226	$—
Boddington contingent consideration	76	—	—	76

	$302	$—	$226	$76

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
The table below sets forth a summary of changes in the fair value of the Company’s Level 3 financial assets and liabilities for the three months ended March 31, 2011:

		Asset Backed		Boddington
	Auction Rate	Commercial		Contingent	Total
	Securities	Paper	Total Assets	Consideration	Liabilities
Balance at beginning of period	$5	$19	$24	$83	$83
Unrealized gain	—	1	1	—	—
Settlements	—	—	—	(7)	(7)

Balance at end of period	$5	$20	$25	$76	$76

Unrealized gains of $1 were included in Accumulated other comprehensive income as a result of changes in C$ exchange rates from December 31, 2010. At March 31, 2011, assets and liabilities classified within Level 3 of the fair value hierarchy represent 1% and 25%, respectively, of total assets and liabilities measured at fair value.
NOTE 16 DERIVATIVE INSTRUMENTS
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
Newmont had the following foreign currency derivative contracts outstanding at March 31, 2011:

	Expected Maturity Date
							Total/
	2011	2012	2013	2014	2015	2016	Average
A$ Fixed Forward Contracts:
A$ notional (millions)	843	781	473	353	163	10	2,623
Average rate ($/A$)	0.84	0.86	0.87	0.85	0.82	0.86	0.85
Expected hedge ratio	78%	54%	35%	27%	13%	3%
NZ$ Fixed Forward Contracts:
NZ$ notional (millions)	50	29	1	—	—	—	80
Average rate ($/NZ$)	0.70	0.70	0.72	—	—	—	0.70
Expected hedge ratio	58%	25%	5%	—	—	—
Diesel Fixed Forward Contracts
Newmont hedges a portion of its operating cost exposure related to diesel consumed at its Nevada operations to reduce the variability in realized diesel prices. The hedging instruments consist of a series of financially settled fixed forward contracts with expiration dates ranging up to two years from the date of issue.
Newmont had the following diesel derivative contracts outstanding at March 31, 2011:

	Expected Maturity Date
				Total/
	2011	2012	2013	Average
Diesel Fixed Forward Contracts:
Diesel gallons (millions)	17	10	1	28
Average rate ($/gallon)	2.43	2.62	3.15	2.51
Expected hedge ratio	55%	25%	5%

NEWMONT MINING CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(dollars in millions, except per share, per ounce and per pound amounts)
Fair Value Hedges
Interest Rate Swap Contracts
At March 31, 2011, Newmont had $222 fixed to floating swap contracts designated as a hedge against its 8 5/8% debentures due May 2011. The interest rate swap contracts assist in managing the Company’s mix of fixed and floating rate debt. Under the hedge contract terms, Newmont receives fixed-rate interest payments at 8.63% and pays floating-rate interest amounts based on periodic London Interbank Offered Rate (“LIBOR”) settings plus a spread, ranging from 2.60% to 7.63%. The interest rate swap contracts were designated as fair value hedges and changes in fair value have been recorded in income in each period, consistent with recording changes to the mark-to-market value of the underlying hedged liability in income.
Derivative Instrument Fair Values
Newmont had the following derivative instruments designated as hedges at March 31, 2011 and December 31, 2010:

	Fair Value
	At March 31, 2011
	Other Current	Other Long-Term
	Assets	Assets
Foreign currency exchange contracts:
A$ fixed forward contracts	$183	$131
NZ$ fixed forward contracts	4	1
Diesel fixed forward contracts	17	3
Interest rate swap contracts	3	—

Total derivative instruments (Note 20)	$207	$135

	Fair Value
	At December 31, 2010
	Other Current	Other Long-Term
	Assets	Assets
Foreign currency exchange contracts:
A$ fixed forward contracts	$181	$114
NZ$ fixed forward contracts	5	1
Diesel fixed forward contracts	7	1
Interest rate swap contracts	3	—

Total derivative instruments (Note 20)	$196	$116

The following tables show the location and amount of gains reported in the Company’s Condensed Consolidated Financial Statements related to the Company’s cash flow and fair value hedges and the gains (losses) recorded for the hedged item related to the fair value hedges.

	Foreign Currency Exchange
	Contracts		Diesel Forward Contracts
	2011	2010	2011	2010
For the three months ended March 31,
Cash flow hedging relationships:
Gain recognized in other comprehensive income (effective portion)	$67	$41	$15	$1
Gain reclassified from Accumulated other comprehensive income into income (effective portion) (1)	42	24	4	1

(1)	The gain for the effective portion of foreign exchange and diesel cash flow hedges reclassified from Accumulated other comprehensive income is included in Costs applicable to sales.

NEWMONT MINING CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(dollars in millions, except per share, per ounce and per pound amounts)

	Interest Rate		8 5/8% Debentures
	Swap Contracts		(Hedged Portion)
	2011	2010	2011	2010
For the three months ended March 31,
Fair value hedging relationships:
Gain (loss) recognized in income (effective portion) (1)	$2	$2	$(5)	$—
Loss recognized in income (ineffective portion) (2)	(1)	—	—	—

(1)	The gain (loss) recognized for the effective portion of fair value hedges and the underlying hedged debt is included in Interest expense, net.

(2)	The ineffective portion recognized for fair value hedges and the underlying hedged debt is included in Other income, net.
The amount to be reclassified from Accumulated other comprehensive income, net of tax to income for derivative instruments during the next 12 months is a gain of approximately $141.
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
LME copper prices averaged $4.38 per pound during the first quarter of 2011, compared with the Company’s recorded average provisional price of $4.37 per pound before mark-to-market losses and treatment and refining charges. During the first quarter of 2011, changes in copper prices resulted in a provisional pricing mark-to-market loss of $12 ($0.12 per pound). At March 31, 2011, Newmont had copper sales of 111 million pounds priced at an average of $4.27 per pound, subject to final pricing over the next several months.
The average London P.M. fix for gold was $1,386 per ounce during the first quarter of 2011, consistent with the Company’s recorded average provisional price before mark-to-market gains and treatment and refining charges. During the first quarter of 2011, changes in gold prices resulted in a provisional pricing mark-to-market gain of $8 ($5 per ounce). At March 31, 2011, Newmont had gold sales of 146,000 ounces priced at an average of $1,439 per ounce, subject to final pricing over the next several months.

NEWMONT MINING CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(dollars in millions, except per share, per ounce and per pound amounts)
NOTE 17 INVESTMENTS

	At March 31, 2011
	Cost/Equity	Unrealized		Fair/Equity
	Basis	Gain	Loss	Basis
Current:
Marketable Equity Securities:
New Gold Inc.	$5	$67	$—	$72
Other	19	39	(1)	57

	$24	$106	$(1)	$129

Long-term:
Marketable Debt Securities:
Asset backed commercial paper	$26	$—	$(6)	$20
Auction rate securities	7	—	(2)	5
Corporate	7	4	—	11

	40	4	(8)	36

Marketable Equity Securities:
Canadian Oil Sands Ltd.	318	721	—	1,039
Gabriel Resources Ltd.	80	297	—	377
Regis Resources Ltd.	23	139	—	162
Other	54	41	—	95

	475	1,198	—	1,673

Other investments, at cost	9	—	—	9

Investment in Affiliates:
La Zanja	61	—	—	61

	$585	$1,202	$(8)	$1,779

NEWMONT MINING CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(dollars in millions, except per share, per ounce and per pound amounts)

	At December 31, 2010
	Cost/Equity	Unrealized		Fair/Equity
	Basis	Gain	Loss	Basis
Current:
Marketable Equity Securities:
New Gold Inc.	$5	$54	$—	$59
Other	19	35	—	54

	$24	$89	$—	$113

Long-term:
Marketable Debt Securities:
Asset backed commercial paper	$25	$—	$(6)	$19
Auction rate securities	7	—	(2)	5
Corporate	7	3	—	10

	39	3	(8)	34

Marketable Equity Securities:
Canadian Oil Sands Ltd.	308	508	—	816
Gabriel Resources Ltd.	78	325	—	403
Regis Resources Ltd.	23	148	—	171
Other	39	37	—	76

	448	1,018	—	1,466

Other investments, at cost	11	—	—	11

Investment in Affiliates:
La Zanja	57	—	—	57

	$555	$1,021	$(8)	$1,568

Included in Investments at March 31, 2011 and December 31, 2010 are $11 and $10, respectively, of long-term marketable debt securities and $6 and $6 of long-term marketable equity securities, respectively, that are legally pledged for purposes of settling asset retirement obligations related to the San Jose Reservoir at Yanacocha.
During the first quarter of 2011 and 2010, the Company purchased other marketable securities for $12 and $3, respectively.

NEWMONT MINING CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(dollars in millions, except per share, per ounce and per pound amounts)
The following tables present the gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by length of time that the individual securities have been in a continuous unrealized loss position:

	Less than 12 Months		12 Months or Greater		Total
		Unrealized		Unrealized		Unrealized
At March 31, 2011	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Asset backed commercial paper	$—	$—	$20	$6	$20	$6
Auction rate securities	—	—	5	2	5	2
Marketable equity securities	2	1	—	—	2	1

	$2	$1	$25	$8	$27	$9

	Less than 12 Months		12 Months or Greater		Total
		Unrealized		Unrealized		Unrealized
At December 31, 2010	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Asset backed commercial paper	$—	$—	$19	$6	$19	$6
Auction rate securities	—	—	5	2	5	2

	$—	$—	$24	$8	$24	$8

Included in the tables above are the unrealized loss of $9 and $8 at March 31, 2011 and December 31, 2010, respectively, relate to the Company’s investments in asset backed commercial paper, auction rate securities and marketable equity securities as listed in the tables above. While the fair values of these investments are below their respective cost, the Company views these declines as temporary. The Company intends to hold its investment in auction rate securities and asset backed commercial paper until maturity or such time that the market recovers and therefore considers these losses temporary.
NOTE 18 INVENTORIES

	At March 31,	At December 31,
	2011	2010
In-process	$81	$142
Concentrate	101	111
Precious metals	11	4
Materials, supplies and other	414	401

	$607	$658

NEWMONT MINING CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(dollars in millions, except per share, per ounce and per pound amounts)
NOTE 19 STOCKPILES AND ORE ON LEACH PADS

	At March 31,	At December 31,
	2011	2010
Current:
Stockpiles	$402	$389
Ore on leach pads	255	228

	$657	$617

Long-term:
Stockpiles	$1,498	$1,397
Ore on leach pads	348	360

	$1,846	$1,757

	At March 31,	At December 31,
	2011	2010
Stockpiles and ore on leach pads:
Nevada	$466	$479
La Herradura	10	6
Yanacocha	518	496
Boddington	306	248
Batu Hijau	924	879
Other Australia/New Zealand	151	145
Ahafo	128	121

	$2,503	$2,374

NOTE 20 OTHER ASSETS

	At March 31,	At December 31,
	2011	2010
Other current assets:
Refinery metal inventory and receivable	$813	$617
Derivative instruments	207	196
Prepaid assets	128	65
Other	80	84

	$1,228	$962

Other long-term assets:
Goodwill	$188	$188
Intangible assets	154	91
Derivative instruments	135	116
Income tax receivable	119	119
Debt issuance costs	37	39
Restricted cash	26	25
Other receivables	17	19
Other	139	144

	$815	$741

NEWMONT MINING CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(dollars in millions, except per share, per ounce and per pound amounts)
NOTE 21 DEBT

	At March 31, 2011		At December 31, 2010
	Current	Non-Current	Current	Non-Current
Sale-leaseback of refractory ore treatment plant	$28	$106	$30	$134
8 5/8% debentures, net of discount (due 2011)	221	—	217	—
2012 convertible senior notes, net of discount	494	—	—	488
2014 convertible senior notes, net of discount	—	495	—	489
2017 convertible senior notes, net of discount	—	438	—	434
2019 senior notes, net of discount	—	896	—	896
2035 senior notes, net of discount	—	598	—	598
2039 senior notes, net of discount	—	1,087	—	1,087
Ahafo project facility	10	55	10	55
Other capital leases	1	1	2	1

	$754	$3,676	$259	$4,182

Scheduled minimum debt repayments are $232 for the remainder of 2011, $565 in 2012, $42 in 2013, $538 in 2014, $18 in 2015 and $3,035 thereafter.
NOTE 22 OTHER LIABILITIES

	At March 31,	At December 31,
	2011	2010
Other current liabilities:
Refinery metal payable	$813	$617
Accrued operating costs	240	217
Accrued capital expenditures	124	83
Taxes other than income and mining	97	135
Interest	92	66
Reclamation and remediation liabilities	62	64
Deferred income tax	58	54
Royalties	44	90
Boddington contingent consideration	38	32
Other	45	60

	$1,613	$1,418

Other long-term liabilities:
Power supply agreements	$45	$45
Boddington contingent consideration	38	51
Income and mining taxes	29	36
Other	84	89

	$196	$221

NEWMONT MINING CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(dollars in millions, except per share, per ounce and per pound amounts)
NOTE 23 NET CHANGE IN OPERATING ASSETS AND LIABILITIES
Net cash provided from operations attributable to the net change in operating assets and liabilities is composed of the following:

	Three Months Ended March 31,
	2011	2010
Decrease (increase) in operating assets:
Trade and accounts receivable	$119	$(52)
Inventories, stockpiles and ore on leach pads	(56)	(69)
EGR refinery assets	(175)	185
Other assets	(38)	(23)
Increase (decrease) in operating liabilities:
Accounts payable and other accrued liabilities	4	(21)
EGR refinery liabilities	175	(185)
Reclamation liabilities	(8)	(8)

	$21	$(173)

NOTE 24 SUPPLEMENTAL CASH FLOW INFORMATION

	Three Months Ended March 31,
	2011	2010
Income and mining taxes, net of refunds	$278	$209
Interest, net of amounts capitalized	$20	$26

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

	Three Months Ended March 31, 2011
					Newmont
	Newmont				Mining
	Mining	Newmont	Other		Corporation
Condensed Consolidating Statement of Income	Corporation	USA	Subsidiaries	Eliminations	Consolidated

Sales	$—	$1,518	$947	$—	$2,465

Costs and expenses
Costs applicable to sales (1)	—	566	384	(10)	940
Amortization	—	159	97	—	256
Reclamation and remediation	1	10	3	—	14
Exploration	—	34	28	—	62
Advanced projects, research and development	—	27	41	—	68
General and administrative	—	34	1	10	45
Other expense, net	—	54	19	—	73

	1	884	573	—	1,458

Other income (expense)
Other income, net	(5)	25	11	—	31
Interest income — intercompany	36	2	2	(40)	—
Interest expense — intercompany	(3)	—	(37)	40	—
Interest expense, net	(54)	(9)	(2)	—	(65)

	(26)	18	(26)	—	(34)

Income before income and mining tax and other items items	(27)	652	348	—	973
Income and mining tax expense	10	(208)	(107)	—	(305)
Equity income (loss) of affiliates	531	1	89	(619)	2

Net income	514	445	330	(619)	670
Net income attributable to noncontrolling interests	—	(192)	(20)	56	(156)

Net income attributable to Newmont stockholders	$514	$253	$310	$(563)	$514

(1)	Excludes Amortization and Reclamation and remediation.

NEWMONT MINING CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(dollars in millions, except per share, per ounce and per pound amounts)

	Three Months Ended March 31, 2010
					Newmont
	Newmont				Mining
	Mining	Newmont	Other		Corporation
Condensed Consolidating Statement of Income	Corporation	USA	Subsidiaries	Eliminations	Consolidated

Sales	$—	$1,592	$650	$—	$2,242

Costs and expenses
Costs applicable to sales (1)	—	545	329	(5)	869
Amortization	—	143	81	—	224
Reclamation and remediation	—	9	4	—	13
Exploration	—	24	19	—	43
Advanced projects, research and development	—	29	17	—	46
General and administrative	—	38	1	6	45
Other expense, net	—	76	14	(1)	89

	—	864	465	—	1,329

Other income (expense)
Other income, net	—	1	47	—	48
Interest income — intercompany	36	2	1	(39)	—
Interest expense — intercompany	(2)	—	(37)	39	—
Interest expense, net	(62)	(12)	(1)	—	(75)

	(28)	(9)	10	—	(27)

Income before income and mining tax and other items	(28)	719	195	—	886
Income and mining tax expense	141	(239)	(43)	—	(141)
Equity income (loss) of affiliates	433	—	67	(502)	(2)

Net income	546	480	219	(502)	743
Net income attributable to noncontrolling interests	—	(243)	5	41	(197)

Net income attributable to Newmont stockholders	$546	$237	$224	$(461)	$546

(1)	Excludes Amortization and Reclamation and remediation.

NEWMONT MINING CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(dollars in millions, except per share, per ounce and per pound amounts)

	Three Months Ended March 31, 2011
					Newmont
	Newmont				Mining
	Mining	Newmont	Other		Corporation
Condensed Consolidating Statement of Cash Flows	Corporation	USA	Subsidiaries	Eliminations	Consolidated
Operating activities:
Net income	$514	$445	$330	$(619)	$670
Adjustments	21	174	(516)	619	298
Net change in operating assets and liabilities	8	(54)	67	—	21

Net cash provided from operations	543	565	(119)	—	989

Investing activities:
Additions to property, plant and mine development	—	(238)	(164)	—	(402)
Purchases of marketable securities	—	(1)	(11)	—	(12)
Acquisitions, net	—	—	(7)	—	(7)
Proceeds from sale of other assets	—	6	—	—	6
Other	—	—	(3)	—	(3)

Net cash used in investing activities	—	(233)	(185)	—	(418)

Financing activities:
Net repayments	—	(31)	—	—	(31)
Net intercompany borrowings (repayments)	(472)	(1,948)	2,420	—	—
Dividends paid to common stockholders	(74)	—	—	—	(74)
Dividends paid to noncontrolling interests	—	(15)	—	—	(15)
Proceeds from stock issuance, net	3	—	—	—	3

Net cash used in financing activities	(543)	(1,994)	2,420	—	(117)

Effect of exchange rate changes on cash	—	(1)	24	—	23

Net change in cash and cash equivalents	—	(1,663)	2,140	—	477
Cash and cash equivalents at beginning of period	—	3,877	179	—	4,056

Cash and cash equivalents at end of period	$—	$2,214	$2,319	$—	$4,533

NEWMONT MINING CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(dollars in millions, except per share, per ounce and per pound amounts)

	Three Months Ended March 31, 2010
					Newmont
	Newmont				Mining
	Mining	Newmont	Other		Corporation
Condensed Consolidating Statement of Cash Flows	Corporation	USA	Subsidiaries	Eliminations	Consolidated
Operating activities:
Net income	$546	$480	$219	$(502)	$743
Adjustments	(121)	174	(397)	502	158
Net change in operating assets and liabilities	30	(98)	(105)	—	(173)

Net cash provided from continuing operations	455	556	(283)	—	728
Net cash used in discontinued operations	—	(13)	—	—	(13)

Net cash provided from operations	455	543	(283)	—	715

Investing activities:
Additions to property, plant and mine development	—	(146)	(163)	—	(309)
Purchases of marketable securities	—	—	(3)	—	(3)
Proceeds from sale of other assets	—	—	38	—	38
Other	—	—	(11)	—	(11)

Net cash used in investing activities	—	(146)	(139)	—	(285)

Financing activities:
Net repayments	—	(250)	—	—	(250)
Net intercompany borrowings (repayments)	(417)	(28)	492	(47)	—
Sale of subsidiary shares to noncontrolling interests	—	229	—	—	229
Acquisition of subsidiary shares from noncontrolling interest	—	—	(39)	—	(39)
Dividends paid to common stockholders	(49)	—	—	—	(49)
Dividends paid to noncontrolling interests	—	(267)	—	47	(220)
Proceeds from stock issuance, net	3	—	—	—	3
Change in restricted cash and other	—	47	(1)	—	46

Net cash used in financing activities	(463)	(269)	452	—	(280)

Effect of exchange rate changes on cash	—	—	(1)	—	(1)

Net change in cash and cash equivalents	(8)	128	29	—	149
Cash and cash equivalents at beginning of period	8	3,067	140	—	3,215

Cash and cash equivalents at end of period	$—	$3,195	$169	$—	$3,364

NEWMONT MINING CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(dollars in millions, except per share, per ounce and per pound amounts)

	At March 31, 2011
					Newmont
	Newmont				Mining
	Mining	Newmont	Other		Corporation
Condensed Consolidating Balance Sheet	Corporation	USA	Subsidiaries	Eliminations	Consolidated
Assets
Cash and cash equivalents	$—	$2,214	$2,319	$—	$4,533
Trade receivables	—	342	97	—	439
Accounts receivable	1,621	2,263	198	(3,969)	113
Investments	—	86	43	—	129
Inventories	—	359	248	—	607
Stockpiles and ore on leach pads	—	543	114	—	657
Deferred income tax assets	—	171	7	—	178
Other current assets	—	153	1,075	—	1,228

Current assets	1,621	6,131	4,101	(3,969)	7,884
Property, plant and mine development, net	—	5,394	7,699	(19)	13,074
Investments	—	24	1,755	—	1,779
Investments in subsidiaries	15,165	36	2,032	(17,233)	—
Stockpiles and ore on leach pads	—	1,375	471	—	1,846
Deferred income tax assets	638	697	121	—	1,456
Other long-term assets	2,596	560	594	(2,935)	815

Total assets	$20,020	$14,217	$16,773	$(24,156)	$26,854

Liabilities
Debt	$494	$250	$10	$—	$754
Accounts payable	1,770	743	1,873	(3,966)	420
Employee-related benefits	—	178	62	—	240
Income and mining taxes	2	288	184	—	474
Other current liabilities	81	343	3,155	(1,966)	1,613

Current liabilities	2,347	1,802	5,284	(5,932)	3,501
Debt	3,514	107	55	—	3,676
Reclamation and remediation liabilities	—	682	311	—	993
Deferred income tax liabilities	—	510	1,021	—	1,531
Employee-related benefits	4	246	86	—	336
Other long-term liabilities	373	45	2,732	(2,954)	196

Total liabilities	6,238	3,392	9,489	(8,886)	10,233

Equity
Preferred stock	—	—	61	(61)	—
Common stock	779	—	1	(1)	779
Additional paid-in capital	7,994	2,722	5,955	(8,367)	8,304
Accumulated other comprehensive income	1,389	(58)	1,443	(1,385)	1,389
Retained earnings	3,620	5,103	(807)	(4,296)	3,620

Newmont stockholders’ equity	13,782	7,767	6,653	(14,110)	14,092
Noncontrolling interests	—	3,058	631	(1,160)	2,529

Total equity	13,782	10,825	7,284	(15,270)	16,621

Total liabilities and equity	$20,020	$14,217	$16,773	$(24,156)	$26,854

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
Operating Segments
The Company’s operating segments are identified in Note 3. Except as noted in this paragraph, all of the Company’s commitments and contingencies specifically described in this Note 26 relate to the Corporate and Other reportable segment. The PT Newmont Minahasa Raya and PT Newmont Nusa Tenggara matters relate to the Asia Pacific reportable segment. The Minera Yanacocha S.R.L. matters relate to the South America reportable segment.
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
Estimated future reclamation costs are based principally on legal and regulatory requirements. At March 31, 2011 and December 31, 2010, $913 and $904, respectively, were accrued for reclamation costs relating to currently or recently producing mineral properties in accordance with asset retirement obligation guidance. The current portions of $45 and $46 at March 31, 2011 and December 31, 2010, respectively, are included in Other current liabilities.
In addition, the Company is involved in several matters concerning environmental obligations associated with former mining activities. Generally, these matters concern developing and implementing remediation plans at the various sites involved. The Company believes that the related environmental obligations associated with these sites are similar in nature with respect to the development of remediation plans, their risk profile and the compliance required to meet general environmental standards. Based upon the Company’s best estimate of its liability for these matters, $142 and $144 were accrued for such obligations at March 31, 2011 and December 31, 2010, respectively. These amounts are included in Other current liabilities and Reclamation and remediation liabilities. Depending upon the ultimate resolution of these matters, the Company believes that it is reasonably possible that the liability for these matters could be as much as 165% greater or 4% lower than the amount accrued at March 31, 2011. The amounts accrued are reviewed periodically based upon facts and circumstances available at the time. Changes in estimates are recorded in Reclamation and remediation in the period estimates are revised.
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
In the court proceedings, St. Andrew alleged that in the 2006 Agreement it only agreed to assume royalty obligations equal to 0.013% of net smelter returns from operations on the Holt Property. Such an interpretation of the 2006 Agreement would make Newmont responsible for any royalties exceeding that amount payable to Royal Gold pursuant to the Barrick Royalty, which is a royalty determined by multiplying 0.00013 by the quarterly average gold price. On July 23, 2009, the Superior Court issued a decision finding in favor of St. Andrews’ interpretation. On August 21, 2009, Newmont Canada appealed the decision. If the Court of Appeals upholds the lower court ruling, Newmont will be liable for the sliding scale royalty, which would equal a 13% royalty at a quarterly average gold price of $1,000, minus a 0.013% of net smelter returns. There is no cap on the royalty at issue and it increases or decreases with the gold price, based upon the multiplication of 0.00013 by the quarterly average gold price. The court of appeals heard oral argument on the matter on March 28, 2011 and is expected to issue a ruling within six months following the date of such oral argument. Newmont Canada intends to continue to vigorously defend this matter but cannot reasonably predict the outcome.

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
PT Newmont Minahasa Raya (“PTNMR”) — 80% Newmont Owned
On March 22, 2007, an Indonesian non-governmental organization named Wahana Lingkungan Hidup Indonesia (“WALHI”) filed a civil suit against PTNMR, the Newmont subsidiary that operated the Minahasa mine in Indonesia, and Indonesia’s Ministry of Energy and Mineral Resources and Ministry for the Environment, alleging pollution from the disposal of mine tailings into Buyat Bay, and seeking a court order requiring PTNMR to fund a 25-year monitoring program in relation to Buyat Bay. In December 2007, the court ruled in PTNMR’s favor and found that WALHI’s allegations of pollution in Buyat Bay were without merit. In March 2008, WALHI appealed this decision to the Indonesian High Court. On January 27, 2010, the Indonesian High Court upheld the December 2007 ruling in favor of PTNMR. On May 17, 2010, WALHI filed an appeal of the January 27, 2010 Indonesian High Court ruling seeking review from the Indonesian Supreme Court. The appeal by WALHI is being reviewed by the South Jakarta District Court before review by the Indonesian Supreme Court. Independent sampling and testing of Buyat Bay water and fish, as well as area residents, conducted by the World Health Organization and the Australian Commonwealth Scientific and Industrial Research Organization, confirm that PTNMR has not polluted the Buyat Bay environment, and, therefore, has not adversely affected the fish in Buyat Bay or the health of nearby residents. The Company remains steadfast that it has not caused pollution or health problems.
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
Additional lawsuits relating to the Choropampa incident were filed against Yanacocha in the local courts of Cajamarca, Peru, in May 2002 by over 900 Peruvian citizens. A significant number of the plaintiffs in these lawsuits entered into settlement agreements with Yanacocha prior to filing such claims. In April 2008, the Peruvian Supreme Court upheld the validity of these settlement agreements, which the Company expects to result in the dismissal of all claims brought by previously settled plaintiffs. Yanacocha has also entered into settlement agreements with approximately 350 additional plaintiffs. The claims asserted by approximately 200 plaintiffs remain. In 2011, Yanacocha was served with 20 complaints alleging grounds to nullify the settlements entered between Yanacocha and the plaintiffs. Yanacocha has answered the complaints and will continue to vigorously defend its position. Neither the Company nor Yanacocha can reasonably estimate the ultimate loss relating to such claims.

NEWMONT MINING CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(dollars in millions, except per share, per ounce and per pound amounts)
PT Newmont Nusa Tenggara (“PTNNT”) — 31.5% Newmont Direct Ownership
Under the Batu Hijau Contract of Work, beginning in 2006 and continuing through 2010, a portion of PTNNT’s shares were required to be offered for sale, first, to the Indonesian government or, second, to Indonesian nationals, equal to the difference between the following percentages and the percentage of shares already owned by the Indonesian government or Indonesian nationals (if such number is positive): 23% by March 31, 2006; 30% by March 31, 2007; 37% by March 31, 2008; 44% by March 31, 2009; and 51% by March 31, 2010. As PTPI, an Indonesian national, has owned a 20% interest in PTNNT at all relevant times, in 2006, a 3% interest was required to be offered for sale and, in each of 2007 through 2010, an additional 7% interest was required to be offered (for an aggregate 31% interest). The price at which such interests were to be offered for sale to the Indonesian parties is the highest of the then-current replacement cost, the price at which shares would be accepted for listing on the Indonesian Stock Exchange, or the fair market value of such interest as a going concern, as agreed with the Indonesian government.
In accordance with the Contract of Work, an offer to sell a 3% interest was made to the Indonesian government in 2006 and an offer for an additional 7% interest was made in each of 2007, 2008, 2009 and 2010. While the central government declined to participate in the 2006 and 2007 offers, local governments in the area in which the Batu Hijau mine is located expressed interest in acquiring shares, as did various Indonesian nationals. After disagreement with the government over whether the government’s first right to purchase had expired and receipt of Notices of Default from the government claiming breach and threatening termination of the Contract of Work, on March 3, 2008, the Indonesian government filed for international arbitration as provided under the Contract of Work, as did PTNNT. In the arbitration proceeding, PTNNT sought a declaration that the Indonesian government was not entitled to terminate the Contract of Work and additional declarations pertaining to the procedures for divesting the shares. For its part, the Indonesian government sought declarations that PTNNT was in default of its divestiture obligations, that the government may terminate the Contract of Work and recover damages for breach of the Contract of Work, and that PTNNT must cause shares subject to divestiture to be sold to certain local governments.
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
On December 17, 2010, the Ministry of Energy & Mineral Resources, acting on behalf of the Indonesian government, accepted the offer to acquire the final 7% interest in PTNNT. Subsequently, the Indonesian government designated Pusat Investasi Pemerintah (“PIP”), an agency of the Ministry of Finance, as the entity that will buy the final stake. On April 18, 2011, the Company’s subsidiaries and PIP reached an agreement under which the parties, acting in good faith, intend to finalize the terms for the purchase and sale, which is anticipated to occur by mid-2011. Further disputes may arise in regard to the divestiture of the 2010 shares.

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
Additionally, in February 2010, PTNNT was notified by the tax authorities of the Indonesian government that PTNNT may be obligated to pay value added taxes on certain goods imported after the year 2000. PTNNT believed that pursuant to the terms of its Contract of Work, it was only required to pay value added taxes on these types of goods imported after February 28, 2010. The Company and PTNNT worked with the applicable government authorities and were able to settle this matter on March 31, 2011.
Effective as of January 1, 2011, the local government in the region where the Batu Hijau mine is located commenced the enforcement of local regulations that purport to require PTNNT to pay additional taxes based on revenue and the value of PTNNT’s contracts. In addition, the regulations purport to require PTNNT to obtain certain export-related documents from the regional government for purposes of shipping copper concentrate. PTNNT is required to and has obtained all export related-documents in compliance with the laws and regulations of the central government. PTNNT believes that the new regional regulations are not enforceable as they expressly contradict higher level Indonesian laws that set out the permissible taxes that can be imposed by a regional government and all effective export requirements. PTNNT’s position is supported by Indonesia’s Ministry of Energy & Mineral Resources, Ministry of Trade, and the provincial government. To date, PTNNT has not been forced to comply with these new contradictory regional regulations. On February 4, 2011, PTNNT filed legal proceedings seeking to have the regulations declared null and void because they conflict with the laws of Indonesia. Further disputes with the local government could arise in relation to these regulations. PTNNT intends to vigorously defend its position in this dispute.
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
Subsequent to its initial claim, PTPI filed numerous additional lawsuits, two of which have been withdrawn, against Newmont Indonesia Limited (“NIL”) and Nusa Tenggara Mining Corporation (“NTMC”), a subsidiary of Sumitomo, in the South Jakarta District Court. Fundamentally, the cases all relate to PTPI’s contention that it owns, or has rights to own, the shares in PTNNT that have or will be divested to fulfill the requirements of the PTNNT Contract of Work and the March 2009 arbitration award. PTPI also makes various other allegations, including alleged rights in or to the Company’s or Sumitomo’s non-divestiture shares in PTNNT, and PTPI asserts claims for significant damages allegedly arising from NIL’s and NTMC’s unlawful acts in transferring the divestiture shares to a third party. On November 30, 2010, the South Jakarta District Court rendered a decision in favor of PTPI in one of the cases which included an order that NIL/NTMC transfer 31% of PTNNT shares to PTPI and pay PTPI $26 in damages and certain monetary penalties. The order is not final and binding until the appeal process is completed. NIL and NTMC appealed the decision. In January 2010, PTPI also filed a lawsuit against PTNNT’s President Director, Mr. Martiono Hadianto, alleging wrongful acts associated with the arbitration, including failure to properly share certain information. The South Jakarta District Court issued a decision partially in favor of PTPI against the PTNNT President Director, requiring the production of arbitration documents. The PTNNT President Director has appealed the decision which is nonbinding until the appeal process is completed.

NEWMONT MINING CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(dollars in millions, except per share, per ounce and per pound amounts)
Despite the rulings in the civil cases, Newmont, Sumitomo and PTNNT’s management believe that all of PTPI’s claims in these matters are without merit and constitute a material breach of a written release agreement executed by PTPI in 2009, in which it and its shareholders committed to cease prosecution of all then-pending lawsuits and not to initiate new proceedings, in conjunction with Newmont’s provision of financing to PTPI in late 2009.
In August 2010, NIL and NVL USA Limited (“NVL”) commenced an arbitration against PTPI in the Singapore International Arbitration Centre, as provided in relevant financing agreements, seeking declarations that PTPI has violated the release agreement by failing to dismiss its Indonesian lawsuits, that PTPI is in breach of the November 2009 loan facility and related agreements, and that NIL and NVL are entitled to damages arising from PTPI’s and its shareholders’ conduct.
On October 1, 2010, NIL and NVL requested, based upon the release agreement, that the arbitral tribunal issue an interim order requiring PTPI and its shareholders to discontinue the various Indonesian court proceedings and refrain from bringing additional lawsuits. On October 15, 2010, the tribunal issued an order granting NIL and NVL’s request. The order of the tribunal restrains PTPI and its agents from “proceeding with or continuing with or assisting or participating in the prosecution of the Indonesian [s]uits” and from commencing additional proceedings relating to the same subject matter as the Indonesian lawsuits. NIL and NVL are in the process of enforcing the interim award in Indonesian and Singapore courts but it is not known the extent to which the courts will enforce the order or whether PTPI and its shareholders will, in any event, abide by the order.
On April 7, 2011, the arbitral tribunal issued a final award, while keeping the proceedings open to allow NIL and NVL to seek further relief as necessary, finding PTPI and its shareholders in breach of various provisions of the financing agreements, including the release agreement. The tribunal, for the second time, ordered PTPI and its agents to restrain from proceeding with the Indonesian lawsuits or filing new lawsuits relating to the same subject matter. In addition, the tribunal ordered PTPI and other shareholder defendants, collectively, to pay more than $11 in damages, costs and expenses. The Company has aggressively sought enforcement of the interim order and will continue to do so with regard to the April 7, 2011 order in Indonesian and Singapore courts.
The Company intends to continue vigorously defending the PTPI lawsuits and pursuing its claims against PTPI.
Other Commitments and Contingencies
Tax contingencies are provided for in accordance with ASC income tax guidance (see Note 10).
The Company has minimum royalty obligations on one of its producing mines in Nevada for the life of the mine. Amounts paid as a minimum royalty (where production royalties are less than the minimum obligation) in any year are recoverable in future years when the minimum royalty obligation is exceeded. Although the minimum royalty requirement may not be met in a particular year, the Company expects that over the mine life, gold production will be sufficient to meet the minimum royalty requirements. Minimum royalty payments payable are $28 in 2011, $28 in 2012 through 2015 and $251 thereafter.
As part of its ongoing business and operations, the Company and its affiliates are required to provide surety bonds, bank letters of credit and bank guarantees as financial support for various purposes, including environmental reclamation, exploration permitting, workers compensation programs and other general corporate purposes. At March 31, 2011 and December 31, 2010, there were $1,339 and $1,191, respectively, of outstanding letters of credit, surety bonds and bank guarantees. The surety bonds, letters of credit and bank guarantees reflect fair value as a condition of their underlying purpose and are subject to fees competitively determined in the market place. The obligations associated with these instruments are generally related to performance requirements that the Company addresses through its ongoing operations. As the specific requirements are met, the beneficiary of the associated instrument cancels and/or returns the instrument to the issuing entity. Certain of these instruments are associated with operating sites with long-lived assets and will remain outstanding until closure. Generally, bonding requirements associated with environmental regulation are becoming more restrictive. However, the Company believes it is in compliance with all applicable bonding obligations and will be able to satisfy future bonding requirements, through existing or alternative means, as they arise.
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

NEWMONT MINING CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(dollars in millions, except per share, per ounce and per pound amounts)
NOTE 27 SUPPLEMENTARY DATA
Ratio of Earnings to Fixed Charges
The ratio of earnings to fixed charges for the three months ended March 31, 2011 was 13.8. The ratio of earnings to fixed charges represents income before income and mining tax expense, equity income (loss) of affiliates and net income attributable to noncontrolling interests, divided by interest expense. Interest expense includes amortization of capitalized interest and the portion of rent expense representative of interest. Interest expense does not include interest on income tax liabilities. The computation of the ratio of earnings to fixed charges can be found in Exhibit 12.1.
NOTE 28 SUBSEQUENT EVENTS
On February 3, 2011, we announced an agreement with Fronteer Gold, Inc. (“Fronteer”) to acquire all of the outstanding common shares of Fronteer. On April 6, 2011, Newmont acquired 153 million common shares of Fronteer pursuant to the Company’s offer. Under the Arrangement, shareholders of Fronteer received C$14.00 in cash and one common share in Pilot Gold, which retained certain exploration assets of Fronteer, for each common share of Fronteer. Fronteer owns, among other assets, the exploration stage Long Canyon project, which is located approximately one hundred miles from the Company’s existing infrastructure in Nevada and provides the potential for significant development and operating synergies.
In connection with the acquisition, Newmont incurred transaction costs of $1 in the first quarter of 2011, which were recorded in Other Expense, net.
The Fronteer purchase price of $2,259 was preliminarily allocated based on the estimated fair values of assets acquired and liabilities assumed at the April 6, 2011 acquisition date as follows:

Assets:
Cash	$2
Property, plant and mine development, net	3,107
Investments	281
Other assets	4

$3,394

Liabilities:
Deferred income tax liability	$1,127
Other liabilities	8

1,135

Net assets acquired	$2,259

The allocation of the purchase price will be completed later in the year.
The pro forma impact of the acquisition on Net Income was not material.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (dollars in millions, except per share, per ounce and per pound amounts)
The following discussion provides information that management believes is relevant to an assessment and understanding of the consolidated financial condition and results of operations of Newmont Mining Corporation and its subsidiaries (collectively, “Newmont,” the “Company,” “our” and “we”). We use certain non-GAAP financial performance measures in our MD&A. For a detailed description of each of the non-GAAP financial measures used in this MD&A, please see the discussion under “Non-GAAP Financial Performance Measures” beginning on page 53. References to “A$” refer to Australian currency, “C$” to Canadian currency, “NZ$” to New Zealand currency and “$” to United States currency.
This item should be read in conjunction with our interim unaudited Condensed Consolidated Financial Statements and the notes thereto included in this quarterly report. Additionally, the following discussion and analysis should be read in conjunction with Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations and the consolidated financial statements included in Part II of our Annual Report on Form 10-K for the year ended December 31, 2010.
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
Our vision is to be the most valued and respected mining company through industry leading performance. We remain focused on progressing the development of our next generation of mining projects. Approximately 40% of our 2011 capital expenditures will be invested in these projects and the development of our pipeline, funded primarily from Net cash from continuing operations, as we continue to deliver solid leverage to the gold price. First quarter 2011 highlights are included below and discussed further in Results of Consolidated Operations.
Delivered strong operating performance
•	Attributable gold production of 1.3 million ounces at consolidated Costs applicable to sales of $557 per ounce;
•	Attributable copper production of 57 million pounds at consolidated Costs applicable to sales of $1.11 per pound;
•	Sales of $2,465, an increase of 10% over the same period in 2010;
•	Record operating cash flow of $989; and
•	Maintaining 2011 outlook for gold and copper production, costs applicable to sales and capital expenditures.
Comprehensive development plan
At our annual Investor Day conference held on April 7, 2011 we disclosed our comprehensive plan for the development of our current portfolio of assets that could potentially increase annual attributable gold production to approximately 7 million ounces by 2017. This production target represents a potential aggregate increase of approximately 35% in anticipated 2017 annual production from our previously announced 2011 attributable gold production outlook of 5.1 to 5.3 million ounces. We also announced a new dividend policy that will link our quarterly dividend payment to Newmont’s average realized price of gold sales. With our strong balance sheet and cash flow generation from operations in the current metal price environment, we are positioned to fund profitable growth and to pay a new gold price-linked dividend.
Our comprehensive development plan includes the following key points:
Production growth — We have the potential to achieve approximately 7 million ounces of attributable annual gold production and 400 million pounds of attributable annual copper production by 2017, representing approximately 35% and 90% growth, respectively, from our expected 2011 production outlook.

Project returns — Internal rates of return on key strategic projects are expected to average greater than 20% at an assumed $1,300 gold price and $4.00 copper price. Attributable capital expenditures associated with these projects are estimated at approximately $7,000 in aggregate over the next six to seven years, substantially funded through anticipated free cash flow and existing balance sheet strength.
Reserves and exploration upside — We had approximately 93.5 million ounces of gold in reserves at December 31, 2010 and significant non-reserve mineralization and the potential to add from existing targets the equivalent of the Company’s current reserves over the next decade.
Balance sheet strength — At March 31, 2011 we have consolidated cash of $4,533 (before the use of $2,259 in the Fronteer transaction which closed on April 6, 2011) and marketable securities of $1,838; we also anticipate strong cash flow at planned production levels and current metals prices.
Gold price-linked dividend — Our gold price-linked dividend policy contemplates a quarterly payable dividend based on our average realized gold price for the preceding quarter. Under the policy, unless otherwise determined by the Board of Directors (the “Board”), the dividend will be calculated based upon the average realized gold price during the preceding quarter (subject to certain adjustments) in the manner contemplated by the table below:

		Annualized
Prior Quarter Average	Associated Quarterly	Equivalent Payout/
Realized Gold Price	Dividend Payout/share	share
$1,100 – $1,199	$0.10	$0.40
$1,200 – $1,299	$0.15	$0.60
$1,300 – $1,399	$0.20	$0.80
$1,400 – $1,499	$0.25	$1.00
$1,500 – $1,599	$0.30	$1.20
As noted above, the quarterly payout is anticipated to increase at a rate of $0.05 per share for each $100 per ounce rise in the average realized gold price for the preceding quarter. At the current gold price, between $1,400 — $1,499 per ounce, our annual dividend would be $1.00 per share. The first quarterly dividend under this policy of $0.20 per share (based on a first quarter 2011 average realized gold price of $1,382 per ounce) will be payable on June 29, 2011 to shareholders of record on June 16, 2011, which represents an increase of 33% over the $0.15 dividend paid in the first quarter of 2011, and an increase of 100% over the second quarter 2010 dividend. This dividend policy is intended as a non-binding guideline, which will be periodically reviewed and reassessed by the Board. The declaration and payment of future dividends remains at the discretion of the Board and will depend on the Company’s financial results, cash requirements, future prospects and other factors deemed relevant by the Board.
Advancing our project pipeline
Long Canyon, Nevada — We completed the acquisition of Fronteer Gold, Inc. on April 6, 2011 and control the first discovery of what we expect to be the Long Canyon Trend. We are planning a 40km drilling program in 2011. Our intention is to bring the project into production in 2017 with initial estimated gold production of approximately 300,000 ounces per year.
Hope Bay, Canada — Hope Bay is an 80 kilometer district in the Canadian arctic and is one of the last known undeveloped greenstone belts. Successful 2010 exploration and sealift programs have confirmed our view of the 10 million ounce potential and we are poised to carry out a 90km drilling program in 2011. We continue driving the Doris North development drift to provide access for test stoping and development drilling.
Conga, Peru — We continue to advance geotechnical drilling, engineering, procurement of long lead items, early infrastructure works and securing remaining permits needed for construction. Board approval is expected to be finalized in the second half of 2011 and if all permits are secured, production is expected to commence in late 2014 or early 2015 with initial estimated attributable production of approximately 400,000 gold ounces and 100 million copper pounds per year for the first five years. At December 31, 2010 we reported 6.1 million attributable ounces of gold reserves and 1,660 million pounds of copper reserves at Conga.

Akyem, Ghana — Board approval was obtained in the first quarter of 2011 and our project and contractor teams are fully mobilized. We are completing detailed engineering and continue the procurement of long lead items. We expect production to begin in late 2013 with initial estimated gold production of approximately 400,000 ounces per year for the first five years, nearly doubling our annual production in Africa. At December 31, 2010 we had 7.2 million ounces of gold reserves at Akyem.
Selected Financial and Operating Results

	Three Months Ended March 31,
	2011	2010
Sales	$2,465	$2,242
Net income	$670	$743
Net income attributable to Newmont stockholders	$514	$546

Per common share, basic:
Net income attributable to Newmont stockholders	$1.04	$1.11

Adjusted net income (1)	$513	$408
Adjusted net income per share (1)	$1.04	$0.83

Consolidated gold ounces (thousands)
Produced (2)	1,516	1,616
Sold	1,478	1,581

Consolidated copper pounds (millions)
Produced (3)	102	159
Sold	105	148

Average price realized, net:
Gold (per ounce)	$1,382	$1,106
Copper (per pound)	$4.00	$3.33

Consolidated costs applicable to sales:
Gold (per ounce)	$557	$476
Copper (per pound)	$1.11	$0.78

Attributable costs applicable to sales:
Gold (per ounce)	$562	$506
Copper (per pound)	$1.23	$0.87

(1)	See “Non-GAAP Financial Measures” on page 53.

(2)	Contained basis (attributable production net of smelter recoveries were 1,338 and 1,327 thousand gold ounces for 2011 and 2010, respectively).

(3)	Contained basis (attributable production net of smelter recoveries were 54 and 86 million copper pounds for 2011 and 2010, respectively).

Consolidated Financial Results
Net income attributable to Newmont stockholders for the first quarter of 2011 was $514, or $1.04 per share, compared to $546, or $1.11 per share, for the first quarter of 2010. Results for the first quarter of 2011 compared to the first quarter of 2010 were impacted by a $127 tax benefit in 2010 related to the conversion of non-U.S. entities for income tax purposes and decreased sales volumes, partially offset by higher realized gold and copper prices.
Gold Sales increased 17% in the first quarter of 2011 compared to the first quarter of 2010 due to higher realized prices, partially offset by decreased sales volume. The following analysis summarizes the changes in consolidated gold sales:

	Three Months Ended March 31,
	2011	2010
Consolidated gold sales:
Gross before provisional pricing	$2,050	$1,759
Provisional pricing mark-to-market gain	8	2

Gross after provisional pricing	2,058	1,761
Less: Treatment and refining charges	(15)	(12)

Net	$2,043	$1,749

Consolidated gold ounces sold (thousands):	1,478	1,581
Average realized gold price (per ounce):
Gross before provisional pricing	$1,387	$1,113
Provisional pricing mark-to-market gain	5	1

Gross after provisional pricing	1,392	1,114
Less: Treatment and refining charges	(10)	(8)

Net	$1,382	$1,106

The change in consolidated gold sales is due to:

Three Months Ended
March 31,
2011 vs. 2010
Decrease in consolidated ounces sold	$(115)
Increase in average realized gold price	412
Increase in treatment and refining charges	(3)

$294

Copper Sales decreased 14% in the first quarter of 2011 compared to the first quarter of 2010 due to decreased sales volume, partially offset by higher realized prices. The following analysis summarizes the changes in consolidated copper sales:

	Three Months Ended March 31,
	2011	2010
Consolidated copper sales:
Gross before provisional pricing	$461	$492
Provisional pricing mark-to-market gain (loss)	(12)	31

Gross after provisional pricing	449	523
Less: Treatment and refining charges	(27)	(30)

Net	$422	$493

Consolidated copper pounds sold (millions):	105	148
Average realized copper price (per pound):
Gross before provisional pricing	$4.37	$3.32
Provisional pricing mark-to-market gain (loss)	(0.12)	0.21

Gross after provisional pricing	4.25	3.53
Less: Treatment and refining charges	(0.25)	(0.20)

Net	$4.00	$3.33

The change in consolidated copper sales is due to:

Three Months Ended
March 31,
2011 vs. 2010
Decrease in consolidated pounds sold	$(149)
Increase in average realized copper price	75
Decrease in treatment and refining charges	3

$(71)

The following is a summary of consolidated gold and copper sales, net:

	Three Months Ended March 31,
	2011	2010
Gold
North America:
Nevada	$582	$468
La Herradura	65	44

	647	512

South America:
Yanacocha	362	460

Asia Pacific:
Boddington	232	167
Batu Hijau	140	165
Other Australia/New Zealand	415	314

	787	646

Africa:
Ahafo	247	131

	2,043	1,749

Copper
Asia Pacific:
Batu Hijau	369	455
Boddington	53	38

	422	493

	$2,465	$2,242

Costs applicable to sales for gold increased in the first quarter of 2011 compared to the first quarter of 2010 due to consumption of in-process inventory at Nevada, higher mining and milling costs at Boddington and higher production at Ahafo, partially offset by higher by-product credits. Costs applicable to sales for copper increased in the first quarter of 2011 compared to the first quarter of 2010 due to higher mining and milling costs at Boddington. For a complete discussion regarding variations in operations, see Results of Consolidated Operations below.
Amortization increased in the first quarter of 2011 compared to the first quarter of 2010 due to higher mine development costs at Yanacocha and Other Australia/New Zealand, higher asset retirement costs at Boddington and higher production at Ahafo, partially offset by lower production at Batu Hijau. We expect Amortization expense to be approximately $1,025 to $1,035 in 2011.

The following is a summary of Costs applicable to sales and Amortization by operation:

	Costs Applicable
	to Sales		Amortization
	Three Months Ended March 31,		Three Months Ended March 31,
	2011	2010	2011	2010
Gold
North America:
Nevada	$272	$252	$72	$62
La Herradura	18	14	4	4

	290	266	76	66
South America:
Yanacocha	153	154	53	37
Asia Pacific:
Boddington	100	80	28	22
Batu Hijau	34	34	7	10
Other Australia/New Zealand	166	156	35	31

	300	270	70	63
Africa:
Ahafo	80	64	22	17

	823	754	221	183

Copper
Asia Pacific:
Batu Hijau	89	91	20	27
Boddington	28	24	7	6

	117	115	27	33

Other
Hope Bay	—	—	3	3
Asia Pacific	—	—	1	1
Corporate and other	—	—	4	4

	—	—	8	8

	$940	$869	$256	$224

Exploration expense increased $19 in the first quarter of 2011 compared to the first quarter of 2010 due to additional near mine expenditures in all regions in support of our growth plans. We expect 2011 Exploration expense to be approximately $335 to $345.
Advanced projects, research and development in the first quarter of 2011 and 2010 is summarized as follows:

	Three Months Ended March 31,
	2011	2010
Major projects:
Hope Bay	$38	$10
Conga	1	1
Akyem	—	3
Other projects:
Technical and project services	15	12
Corporate	3	12
Other	11	8

	$68	$46

We expect Advanced projects, research and development expenses to be approximately $405 to $415 in 2011, with a focus on the major projects above.
General and administrative expenses were consistent in the first quarter of 2011 compared to the first quarter of 2010. We expect 2011 General and administrative expenses to be approximately $190 to $200.
Other expense, net was $73 and $89 for the three months ended March 31, 2011 and 2010, respectively. The decrease is due to lower community development expenses of $38 at Batu Hijau, partially offset by expense of $21 to settle a value added tax dispute in Indonesia.
Other income, net was $31 and $48 for the three months ended March 31, 2011 and 2010, respectively. The decrease is primarily related to the sale of non-core assets in Asia Pacific in 2010, partially offset by income from developing projects in Peru, Africa and Nevada in 2011.
Interest expense, net decreased by $10 in the first quarter of 2011 compared to the first quarter of 2010 due to the prepayment in 2010 of the PTNNT project financing and Yanacocha senior notes and credit facility and higher capitalized interest. Capitalized interest increased $5 in the first quarter of 2011 compared to the first quarter of 2010 due to spending on our internal growth opportunities. We expect 2011 Interest expense, net to be approximately $235 to $245.
Income and mining tax expense during the first quarter of 2011 was $305 resulting in an effective tax rate of 31%. Income and mining tax expense during the first quarter of 2010 was $141 for an effective tax rate of 16%. The lower effective tax rate in 2010 resulted from a tax benefit of $127 recorded in connection with the conversion of non-US tax-paying entities to entities currently subject to U.S. income tax resulting in an increase in net deferred tax assets. The effective tax rates in the first quarter of 2011 and 2010 are different from the United States statutory rate of 35% primarily due to the above mentioned tax benefit in 2010 and U.S. percentage depletion. For a complete discussion of the factors that influence our effective tax rate, see Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations in Newmont’s Annual Report on Form 10-K for the year ended December 31, 2010 filed February 24, 2011. We expect the 2011 full year tax rate to be approximately 28% to 32%, assuming an average gold price of $1,300 per ounce.
Net income attributable to noncontrolling interests decreased to $156 in the first quarter of 2011 compared to $197 in the first quarter of 2010 as a result of decreased earnings at Yanacocha and Batu Hijau.

Results of Consolidated Operations

	Gold or Copper Produced(1)		Costs Applicable to Sales(2)		Amortization
	2011	2010	2011	2010	2011	2010
	(ounces in thousands)		($ per ounce)		($ per ounce)
Three Months Ended March 31,
Gold
North America	482	473	$617	$577	$162	$142
South America	288	423	583	371	204	90
Asia Pacific	560	600	527	458	123	107
Africa	186	120	451	542	123	145

Total/Weighted-Average	1,516	1,616	$557	$476	$150	$116

Attributable to Newmont(3)(4)	1,342	1,332	$562	$506

Net Attributable to Newmont(4)			$438	$349

	(pounds in millions)		($ per pound)		($ per pound)
Copper
Asia Pacific	102	159	$1.11	$0.78	$0.25	$0.23

Attributable to Newmont(4)	57	90	$1.23	$0.87

(1)	Contained basis (attributable production after smelter recoveries was 1,338 and 1,327 thousand gold ounces and 54 and 86 million copper pounds for 2011 and 2010, respectively).

(2)	Consolidated Costs applicable to sales excludes Amortization and Reclamation and remediation.

(3)	Includes 12 and 4 thousand ounces in 2011 from our non-consolidated interests in La Zanja and Duketon, respectively.

(4)	Attributable and Net Attributable Costs applicable to sales are non-GAAP financial measures. See page 53 for a reconciliation.
First quarter 2011 compared to 2010
Consolidated gold ounces produced decreased 6% due to lower leach production from South America and production from lower grade stockpiles at Batu Hijau, partially offset by higher production from Africa and Other Australia/New Zealand. Consolidated copper pounds produced decreased 36% due to production from lower grade stockpiles at Batu Hijau.
Costs applicable to sales per consolidated gold ounce sold increased 17% due to lower production from South America and Batu Hijau and higher waste mining and milling costs, partially offset by higher production from Africa and Other Australia/New Zealand, higher by-product credits and lower workers’ participation costs at Yanacocha. Costs applicable to sales per consolidated copper pound sold increased 42% due to lower production at Batu Hijau.
Amortization per consolidated gold ounce sold increased 29% due to lower production, higher mine development costs in South America and Other Australia/New Zealand and higher asset retirement costs at Boddington. Amortization per consolidated copper pound sold increased 9% due to lower production at Batu Hijau.
We continue to expect 2011 gold production of approximately 5.1 to 5.3 million ounces attributable to Newmont at consolidated Costs applicable to sales per ounce of approximately $560 to $590 and 2011 copper production of approximately 190 to 220 million pounds attributable to Newmont at consolidated Costs applicable to sales per pound of approximately $1.25 to $1.50.

North America Operations

	Gold Ounces Produced		Costs Applicable to Sales(1)		Amortization
	2011	2010	2011	2010	2011	2010
	(in thousands)		($ per ounce)		($ per ounce)
Three Months Ended March 31,
Nevada	433	433	$643	$599	$170	$147
La Herradura(2)	49	40	390	344	92	95

Total/Weighted-Average	482	473	$617	$577	$162	$142

Attributable to Newmont	482	473

(1)	Consolidated Costs applicable to sales excludes Amortization and Reclamation and remediation.

(2)	Our proportionately consolidated 44%.
First quarter 2011 compared to 2010
Nevada, USA. Gold ounces produced were consistent with the prior year quarter as higher mill production from a reduction of in-process inventory was offset by lower leach placement due to mine sequencing. Costs applicable to sales per ounce increased 7% due to lower leach production, a higher proportion of waste mining and higher fuel costs, partially offset by higher copper and silver by-product credits. Amortization per ounce increased 16% due to higher inventory drawdown costs.
La Herradura, Mexico. Gold ounces produced increased 23% due to higher leach placement at Soledad-Dipolos. Costs applicable to sales per ounce increased 13% due to higher mining and leaching costs, partially offset by higher by-product credits. Amortization per ounce decreased 3% due to higher production.
We continue to expect gold production in North America of approximately 2.0 to 2.1 million ounces at Costs applicable to sales per ounce of approximately $560 to $600 in 2011.
South America Operations

	Gold Ounces Produced		Costs Applicable to Sales(1)		Amortization
	2011	2010	2011	2010	2011	2010
	(in thousands)		($ per ounce)		($ per ounce)
Three Months Ended March 31,
Yanacocha (51.35% owned)	288	423	$583	$371	$204	$90

Attributable to Newmont(2)	160	217

(1)	Consolidated Costs applicable to sales excludes Amortization and Reclamation and remediation.

(2)	Includes 12 thousand ounces in 2011 from our 46.94% non-consolidated interest in La Zanja.
First quarter 2011 compared to 2010
Yanacocha, Peru. Gold ounces produced decreased 32% due to lower leach placement, lower mill grade and transitional ore stockpiling at La Quinua. Leach tons placed decreased 55% due to mine sequencing and pit stability issues at La Quinua and adverse working conditions at El Tapado Oeste. Costs applicable to sales per ounce increased 57% due to lower production and higher labor costs, partially offset by lower workers’ participation costs and higher by-product credits. Amortization per ounce increased 127% due to lower production and higher mine development costs.
We continue to expect attributable gold production in South America of approximately 715,000 to 775,000 ounces at consolidated Costs applicable to sales per ounce of approximately $500 to $550 in 2011.

Asia Pacific Operations

	Gold or Copper Produced(1)		Costs Applicable to Sales(2)		Amortization
	2011	2010	2011	2010	2011	2010
	(ounces in thousands)		($ per ounce)		($ per ounce)
Three Months Ended March 31,
Gold
Boddington	165	158	$596	$532	$166	$146
Batu Hijau (3)	96	166	322	215	71	63
Other Australia/New Zealand	299	276	560	556	117	112

Total/Weighted-Average	560	600	$527	$458	$123	$107

Attributable to Newmont(4)	514	522

	(pounds in millions)		($ per pound)		($ per pound)
Copper
Boddington	14	14	$2.19	$2.15	$0.55	$0.56
Batu Hijau(3)	88	145	0.96	0.67	0.21	0.20

Total/Weighted-Average	102	159	$1.11	$0.78	$0.25	$0.23

Attributable to Newmont	57	90

(1)	Contained basis (attributable production after smelter recoveries was 510 and 517 thousand gold ounces and 54 and 86 million copper pounds for 2011 and 2010, respectively).

(2)	Consolidated Costs applicable to sales excludes Amortization and Reclamation and remediation.

(3)	Our economic interest was 48.50% and 52.44% in the first quarter of 2011 and 2010, respectively. See Note 11 to the Condensed Consolidated Financial Statements for a discussion of the changes in our ownership in Batu Hijau.

(4)	Includes 4 thousand ounces in 2011 from our 16.29% non-consolidated interest in Duketon.
First quarter 2011 compared to 2010
Boddington, Australia. Gold ounces produced increased 4% due to higher throughput. Copper pounds produced were consistent with the prior year quarter as higher throughput was offset by lower grade and recovery. Costs applicable to sales per ounce and per pound increased 12% and 2%, respectively, due to the stronger Australian dollar and higher mining and mill maintenance costs, partially offset by higher by-product credits. Amortization per ounce increased 14% due to higher asset retirement costs and a higher allocation of costs to gold.
Batu Hijau, Indonesia. Copper pounds and gold ounces produced decreased 39% and 42% due to lower throughput, grade and recovery as a result of processing more stockpiled material compared to higher grade Phase 5 ore. Costs applicable to sales per pound and per ounce increased 43% and 50%, respectively, due to lower production and higher waste mining costs, partially offset by higher by-product credits and lower royalty costs. Amortization per pound and per ounce increased 5% and 13%, respectively, due to lower production.
Other Australia/New Zealand. Gold ounces produced increased 8% due to higher ore grade milled at Tanami and Jundee and a reduction of in-process inventory at Jundee. Costs applicable to sales per ounce increased 1% due to the stronger Australian dollar offset by higher production. Amortization per ounce increased 4% due to higher mine development costs at Jundee.
We continue to expect attributable gold production for Asia Pacific of approximately 1.9 to 2.0 million ounces at consolidated Costs applicable to sales per ounce of approximately $600 to $675 in 2011. We expect attributable copper production for Asia Pacific to be approximately 190 to 220 million pounds at consolidated Costs applicable to sales per pound of approximately $1.25 to $1.50 in 2011.

Africa Operations

	Gold Ounces Produced		Costs Applicable to Sales(1)		Amortization
	2011	2010	2011	2010	2011	2010
	(in thousands)		($ per ounce)		($ per ounce)
Three Months Ended March 31,
Ahafo	186	120	$451	$542	$123	$145

Attributable to Newmont	186	120

(1)	Consolidated Costs applicable to sales excludes Amortization and Reclamation and remediation.
First quarter 2011 compared to 2010
Ahafo, Ghana. Gold ounces produced increased 55% due to higher mill ore grade and recovery as a result of mine sequencing. Costs applicable to sales per ounce decreased 17% due to higher production and lower waste mining costs, partially offset by higher diesel and royalty costs. Amortization per ounce decreased 15% due to higher production.
We continue to expect gold production in Africa of approximately 550,000 to 590,000 ounces at Costs applicable to sales per ounce of approximately $485 to $535 in 2011.
Foreign Currency Exchange Rates
Our foreign operations sell their gold and copper production based on U.S. dollar metal prices. Approximately 39% of our Costs applicable to sales were paid in local currencies during the first quarter of 2011 and 2010. Variations in the local currency exchange rates in relation to the U.S. dollar at our foreign mining operations increased consolidated Costs applicable to sales per ounce by approximately $9, net of hedging gains and losses, during the first quarter of 2011 as compared to the first quarter of 2010.
Liquidity and Capital Resources
Cash Provided from Operating Activities
Net cash provided from continuing operations was a record $989 in the first quarter of 2011, an increase of $261 from the first quarter of 2010 due to higher realized gold and copper prices of $412 and $75, respectively, and a net reduction in working capital of $194, partially offset by lower gold and copper sales volumes of $115 and $149, respectively, and higher costs applicable to sales of $71 due to higher production from Ahafo and higher mining and milling costs, as discussed above in Consolidated Financial Results.

Investing Activities
Net cash used in investing activities increased to $418 during the first quarter of 2011 compared to $285 during the same period of 2010, due largely to increased capital spending at Nevada, Hope Bay, Conga and Akyem. Additions to property, plant and mine development were as follows:

	Three Months Ended March 31,
	2011	2010
North America:
Nevada	$95	$48
Hope Bay	19	9
La Herradura	16	14

	130	71

South America:
Yanacocha	41	40
Conga	64	17

	105	57

Asia Pacific:
Boddington	49	48
Batu Hijau	40	28
Other Australia/New Zealand	62	36
Other Asia Pacific	2	2

	153	114

Africa:
Ahafo	15	21
Akyem	28	6

	43	27

Corporate and Other	14	3

Accrual basis	445	272
Decrease (increase) in accrued capital expenditures	(43)	37

Cash basis	$402	$309

Capital expenditures in North America during the first quarter of 2011 were primarily related to development at the Turf/Leeville and Exodus underground projects in Nevada, infrastructure at the Hope Bay project in Canada and sustaining mine development. Capital expenditures in South America were primarily related to Conga project development and leach pad and surface mine development at Yanacocha. The majority of capital expenditures in Asia Pacific were for surface and underground development, mining equipment, tailings facility construction and infrastructure improvements. Capital expenditures in Africa were primarily related to Akyem development and the Subika Expansion project at Ahafo. We expect 2011 capital expenditures to be approximately $2,700 to $3,000.
Capital expenditures in North America during the first quarter of 2010 were primarily related to development at the Turf/Leeville underground project in Nevada, the Hope Bay project and sustaining mine development. Capital expenditures in South America were primarily related to Conga development and leach pad development at Yanacocha. The majority of capital expenditures in Asia Pacific were for surface and underground development, mining equipment and infrastructure improvements. Capital expenditures in Africa were primarily related to the development of the Akyem project, tailings dam construction and sustaining mine development at Ahafo.
Purchases of marketable securities. During first quarter of 2011 and 2010, we purchased marketable securities of $12 and $3, respectively.
Acquisitions, net. During the first quarter of 2011, we paid $7 of contingent payments in accordance with the 2009 Boddington acquisition agreement.
Proceeds from sale of other assets. During the first quarter of 2011, we received $6 primarily from the sale of investments. During the first quarter of 2010 proceeds included $6 from the sale of our 40% interest in AGR Matthey Joint Venture (“AGR”) and $32 from the sale of other assets including non-core assets held at Tanami.

Financing Activities
Net cash used in financing activities was $117 and $280 during the first quarter of 2011 and 2010, respectively.
Repayment of debt. During the first quarter of 2011, we repaid $31 of debt, including scheduled debt repayments of $30 related to the sale-leaseback of the refractory ore treatment plant (classified as a capital lease). At March 31, 2011, $244 of the $2,000 revolving credit facility is currently used to secure the issuance of letters of credit, primarily supporting reclamation obligations (see “Off-Balance Sheet Arrangements” below). During the first quarter of 2010, we repaid $250 of debt, including scheduled debt repayments of $24 related to the sale-leaseback of the refractory ore treatment plant and $6 on other credit facilities and capital leases. In addition, PTNNT repaid the entire $220 balance under its project financing facility.
Scheduled minimum debt repayments are $232 for the remainder of 2011, $565 in 2012, $42 in 2013, $538 in 2014, $18 in 2015, and $3,035 thereafter. We expect to be able to fund maturities of debt from Net cash provided by operating activities, short-term investments, existing cash balances and available credit facilities.
At March 31, 2011 and 2010, we were in compliance with all required debt covenants and other restrictions related to debt agreements.
Sale of subsidiary shares to noncontrolling interests. In March 2010, Nusa Tenggara Partnership (“NTP”) completed the sale of 7% of shares in PTNNT to a third party buyer. Cash proceeds from the sale were $229, with our 56.25% share being $129 and the balance of $100 was paid to our NTP partner.
Dividends paid to common stockholders. We declared regular quarterly dividends totaling $0.15 and $0.10 per common share for the three months ended March 31, 2011 and 2010, respectively. Additionally, Newmont Mining Corporation of Canada Limited, a subsidiary of the Company, declared regular quarterly dividends on its exchangeable shares totaling C$0.1489 per share through March 31, 2011 and C$0.1055 through March 31, 2010. We paid dividends of $74 and $49 to common stockholders in the first quarter of 2011 and 2010, respectively.
Dividends paid to noncontrolling interest. We paid dividends of $15 and $220 to noncontrolling interests during the first quarter of 2011 and 2010, respectively. The $15 payment in the first quarter of 2011 was for Indonesian withholding taxes related to dividends paid to noncontrolling interests in December 2010. The dividends paid during the first quarter of 2010 included $100 for our NTP partner’s share of the sale of the 7% interest in Batu Hijau and $120 for our partners’ share of a $276 PTNNT dividend.
Proceeds from stock issuance. We received proceeds of $3 during the first quarter of 2011 and 2010 from the issuance of common stock.
Discontinued Operations
Net operating cash used in discontinued operations of $13 in the first quarter of 2010 related to the Kori Kollo operation in Bolivia which was sold in 2009.

Off-Balance Sheet Arrangements
We have the following off-balance sheet arrangements: operating leases (as discussed in Note 29 to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2010, filed on February 24, 2011) and $1,339 of outstanding letters of credit, surety bonds and bank guarantees (see Note 26 to the Condensed Consolidated Financial Statements).
We also have sales agreements to sell copper and gold concentrates at market prices as follows (in thousands of tons):

	2011	2012	2013	2014	2015	Thereafter
Batu Hijau	237	440	430	518	—	—
Boddington	176	259	243	254	231	672
Nevada	48	75	—	—	—	—

	461	774	673	772	231	672

Environmental
Our mining and exploration activities are subject to various federal and state laws and regulations governing the protection of the environment. We have made, and expect to make in the future, expenditures to comply with such laws and regulations, but cannot predict the full amount of such future expenditures. At March 31, 2011 and December 31, 2010, $913 and $904, respectively, were accrued for reclamation costs relating to currently or recently producing mineral properties.
In addition, we are involved in several matters concerning environmental obligations associated with former mining activities. Based upon our best estimate of our liability for these matters, $142 and $144 were accrued for such obligations at March 31, 2011 and December 31, 2010, respectively. We spent $2 and $4 during the first quarter of 2011 and 2010, respectively, for environmental obligations related to the former, primarily historic, mining activities and have classified $17 as a current liability at March 31, 2011.
During the first quarter of 2011 and 2010, capital expenditures were approximately $21 and $19, respectively, to comply with environmental regulations. Ongoing costs to comply with environmental regulations have not been a significant component of operating costs.
For more information on the Company’s reclamation and remediation liabilities, see Notes 4 and 26 to the Condensed Consolidated Financial Statements.
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
Adjusted net income
Management of the Company uses Adjusted net income to evaluate the Company’s operating performance, and for planning and forecasting future business operations. The Company believes the use of Adjusted net income allows investors and analysts to compare results of the continuing operations of the Company and its direct and indirect subsidiaries relating to the production and sale of minerals to similar operating results of other mining companies, by excluding exceptional or unusual items. Management’s determination of the components of Adjusted net income are evaluated periodically and based, in part, on a review of non-GAAP financial measures used by mining industry analysts. Net income attributable to Newmont stockholders is reconciled to Adjusted net income as follows:

	Three Months Ended March 31,
	2011	2010
Net income attributable to Newmont stockholders	$514	$546
Impairment of assets	1	1
Net gain on asset sales	(2)	(25)
Income tax benefit from internal restructuring	—	(127)
PTNNT community contribution	—	13

Adjusted net income	$513	$408

Adjusted net income per share(1)	$1.04	$0.83

(1)	Calculated using weighted average number of shares outstanding, basic.
Costs applicable to sales per ounce/pound
Costs applicable to sales per ounce/pound are non-GAAP financial measures. These measures are calculated by dividing the costs applicable to sales of gold and copper by gold ounces or copper pounds sold, respectively. These measures are calculated on a consistent basis for the periods presented on both a consolidated and attributable to Newmont basis. Attributable costs applicable to sales are based on our economic interest in production from our mines. For operations where we hold less than a 100% economic share in the production, we exclude the share of gold or copper production attributable to the noncontrolling interest. We include attributable costs applicable to sales per ounce/pound to provide management, investors and analysts with information with which to compare our performance to other gold producers. Costs applicable to sales per ounce/pound statistics are intended to provide additional information only and do not have any standardized meaning prescribed by GAAP and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with GAAP. The measures are not necessarily indicative of operating profit or cash flow from operations as determined under GAAP. Other companies may calculate these measures differently.
Net attributable costs applicable to sales per ounce measures the benefit of copper produced in conjunction with gold, as a credit against the cost of producing gold. A number of other gold producers present their costs net of the contribution from copper and other non-gold sales. We believe that including a measure on this basis provides management, investors and analysts with information with which to compare our performance to other gold producers, and to better assess the overall performance of our business. In addition, this measure provides information to enable investors and analysts to understand the importance of non-gold revenues to our cost structure.

The following tables reconcile these non-GAAP measures to the most directly comparable GAAP measures.
Costs applicable to sales per ounce/pound

	Gold		Copper
	Three Months Ended March 31,		Three Months Ended March 31,
	2011	2010	2011	2010

Costs applicable to sales:
Consolidated per financial statements	$823	$754	$117	$115
Noncontrolling interests(1)	(94)	(94)	(46)	(44)

Attributable to Newmont	$729	$660	$71	$71

Gold/Copper sold (thousand ounces/million pounds):
Consolidated	1,478	1,581	105	148
Noncontrolling interests(1)	(182)	(276)	(48)	(65)

Attributable to Newmont	1,296	1,305	57	83

Costs applicable to sales per ounce/pound:
Consolidated	$557	$476	$1.11	$0.78
Attributable to Newmont	$562	$506	$1.23	$0.87
Net attributable costs applicable to sales per ounce

	Three Months Ended March 31,
	2011	2010

Attributable costs applicable to sales:
Gold	$729	$660
Copper	71	71

	800	731

Copper revenue:
Consolidated	(422)	(493)
Noncontrolling interests(1)	190	216

	(232)	(277)

Net attributable costs applicable to sales	$568	$454

Attributable gold ounces sold (thousands)	1,296	1,305

Net attributable costs applicable to sales per ounce	$438	$349

(1)	Relates to partners’ interests in Batu Hijau and Yanacocha.

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
Where we express an expectation or belief as to future events or results, such expectation or belief is expressed in good faith and believed to have a reasonable basis. However, our forward-looking statements are subject to risks, uncertainties, and other factors, which could cause actual results to differ materially from future results expressed, projected, or implied by those forward-looking statements. Important factors that could cause actual results to differ materially from such forward-looking statements (“cautionary statements”) are disclosed under “Risk Factors” in the Newmont Annual Report on Form 10-K for the year ended December 31, 2010, as well as in other filings with the Securities and Exchange Commission. Many of these factors are beyond Newmont’s ability to control or predict. Given these uncertainties, readers are cautioned not to place undue reliance on our forward-looking statements.
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

Foreign Currency Exchange Risk
We had the following foreign currency derivative contracts outstanding at March 31, 2011:

	Expected Maturity Date
							Total
	2011	2012	2013	2014	2015	2016	Average
A$ Fixed Forward Contracts:
A$ notional (millions)	843	781	473	353	163	10	2,623
Average rate ($/A$)	0.84	0.86	0.87	0.85	0.82	0.86	0.85
Expected hedge ratio	78%	54%	35%	27%	13%	3%
NZ$ Fixed Forward Contracts:
NZ$ notional (millions)	50	29	1	—	—	—	80
Average rate ($/NZ$)	0.70	0.70	0.72	—	—	—	0.70
Expected hedge ratio	58%	25%	5%	—%	—%	—%
The fair value of the A$ foreign currency derivative contracts was $314 and $295 at March 31, 2011 and December 31, 2010, respectively. The fair value of the NZ$ foreign currency derivative contracts was $5 and $6 at March 31, 2011 and December 31, 2010, respectively.
Diesel Price Risk
We had the following diesel derivative contracts outstanding at March 31, 2011:

	Expected Maturity Date
	2011	2012	2013	Total Average
Diesel Fixed Forward Contracts:
Diesel gallons (millions)	17	10	1	28
Average rate ($/gallon)	2.43	2.62	3.15	2.51
Expected hedge ratio	55%	25%	5%
The fair value of the diesel derivative contracts was $20 and $8 at March 31, 2011 and December 31, 2010, respectively.
Fair Value Hedges
Interest Rate Risk
At March 31, 2011, we had $222 fixed to floating swap contracts designated as a hedge against our 8 5/8% debentures due May 2011. The interest rate swap contracts assist in managing our targeted mix of fixed and floating rate debt. Under the hedge contract terms, we receive fixed-rate interest payments at 8.63% and pay floating-rate interest amounts based on periodic London Interbank Offered Rate (“LIBOR”) settings plus a spread, ranging from 2.60% to 7.63%. The interest rate swap contracts were designated as fair value hedges and changes in fair value have been recorded in income in each period, consistent with recording changes to the mark-to-market value of the underlying hedged liability in income. The fair value of the interest rate swaps was $3 at March 31, 2011 and December 31, 2010.
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

LME copper prices averaged $4.38 per pound during the first quarter of 2011, compared with our recorded average provisional price of $4.37 per pound before mark-to-market losses and treatment and refining charges. During the first quarter of 2011, changes in copper prices resulted in a provisional pricing mark-to-market loss of $12 ($0.12 per pound). At March 31, 2011, we had copper sales of 111 million pounds priced at an average of $4.27 per pound, subject to final pricing over the next several months. Each $0.10 change in the price for provisionally priced sales would have an approximate $4 effect on our Net income attributable to Newmont stockholders.
The average London P.M. fix for gold was $1,386 per ounce during the first quarter of 2011, consistent with our recorded average provisional price before mark-to-market gains and treatment and refining charges. During the first quarter of 2011, changes in gold prices resulted in a provisional pricing mark-to-market gain of $8 ($5 per ounce). At March 31, 2011, we had gold sales of 146,000 ounces priced at an average of $1,439 per ounce, subject to final pricing over the next several months. Each $10 change in the price for provisionally priced gold sales would have an approximate $1 effect on our Net income attributable to Newmont stockholders.

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
There were no material changes to the risk factors disclosed in Item 1A of Part 1 in our Annual Report on Form 10-K for the year ended December 31, 2010, as filed with the SEC on February 24, 2011.

ITEM 2.	ISSUER PURCHASES OF EQUITY SECURITIES.

	(a)		(b)	(c)	(d)
				Total Number of	Maximum Number (or
	Total		Average	Shares Purchased	Approximate Dollar Value)
	Number of		Price	as Part of Publicly	of Shares that may yet be
	Shares		Paid Per	Announced Plans	Purchased under the
Period	Purchased		Share	or Programs	Plans or Programs
January 1, 2011 through January 31, 2011	—		—	—	N/A
February 1, 2011 through February 28, 2011	472	(1)	54.72	—	N/A
March 1, 2011 through March 31, 2011	—		—	—	N/A

(1)	Represents shares delivered to the Company from restricted stock units held by a Company employee upon vesting for purpose of covering the recipient’s tax withholding obligations.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.
None.

ITEM 5.	OTHER INFORMATION.
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
Newmont is required to report certain mine safety violations in this Quarterly Report on Form 10-Q pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and that required information is included in exhibit 99.1 and is incorporated by reference into this Quarterly Report.

ITEM 6.	EXHIBITS.
(a) The exhibits to this report are listed in the Exhibit Index.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Newmont Mining Corporation (Registrant)
Date: April 20, 2011	/s/ RUSSELL BALL
Russell Ball
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: April 20, 2011	/s/ DAVID OTTEWELL
David Ottewell
Interim Controller and Chief Accounting Officer (Principal Accounting Officer)

NEWMONT MINING CORPORATION
EXHIBIT INDEX

Exhibit
Number	Description

2.1
Arrangement Agreement, dated as of February 3, 2011, by and among Registrant, Fronteer Gold Inc. and Pilot Gold Inc. Incorporated by reference to Exhibit 2.1 to Registrant’s Form 8-K filed with the Securities and Exchange Commission on February 8, 2011.

10.1	Settlement and Release Deed dated March 2011 between Timothy Netscher and Newmont Mining Services Pty Ltd, filed herewith

12.1	Computation of Ratio of Earnings to Fixed Charges, filed herewith

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

32.1	Statement Required by 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed by Principal Executive Officer, filed herewith.(1)

32.2	Statement Required by 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed by Chief Financial Officer, filed herewith.(1)

99.1	Information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act, filed herewith.

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