Form 10-Q
period 2011-06-30
NEWMONT MINING CORP /DE/
filed 2011-07-29
CIK 1164727

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b2 of the Exchange Act). ☐ Yes ☑ No
There were 487,574,675 shares of common stock outstanding on July 21, 2011 (and 6,603,235 exchangeable shares).

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.
NEWMONT MINING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited, in millions except per share)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Sales (Note 3)	$2,384	$2,153	$4,849	$4,395

Costs and expenses
Costs applicable to sales (1) (Note 3)	917	848	1,857	1,717
Amortization	250	231	506	455
Reclamation and remediation (Note 4)	43	13	57	26
Exploration	89	53	151	96
Advanced projects, research and development (Note 5)	86	57	154	103
General and administrative	50	43	95	88
Other expense, net (Note 6)	87	61	160	150

	1,522	1,306	2,980	2,635

Other income (expense)
Other income, net (Note 7)	48	44	79	92
Interest expense, net	(63)	(69)	(128)	(144)

	(15)	(25)	(49)	(52)

Income before income and mining tax and other items	847	822	1,820	1,708
Income and mining tax expense (Note 10)	(187)	(283)	(492)	(424)
Equity income (loss) of affiliates	—	(2)	2	(4)

Income from continuing operations	660	537	1,330	1,280
Loss from discontinued operations (Note 11)	(136)	—	(136)	—

Net income	524	537	1,194	1,280
Net income attributable to noncontrolling interests (Note 12)	(137)	(155)	(293)	(352)

Net income attributable to Newmont stockholders	$387	$382	$901	$928

Net income attributable to Newmont stockholders:
Continuing operations	$523	$382	$1,037	$928
Discontinued operations	(136)	—	(136)	—

	$387	$382	$901	$928

Income per common share (2) (Note 13)
Basic:
Continuing operations	$1.06	$0.78	$2.10	$1.89
Discontinued operations	(0.28)	—	(0.28)	—

	$0.78	$0.78	$1.82	$1.89

Diluted:
Continuing operations	$1.04	$0.77	$2.07	$1.87
Discontinued operations	(0.27)	—	(0.27)	—

	$0.77	$0.77	$1.80	$1.87

Cash dividends declared per common share	$0.20	$0.10	$0.35	$0.20

(1)	Excludes Amortization and Reclamation and remediation.

(2)	Attributable to Newmont stockholders.
The accompanying notes are an integral part of the condensed consolidated financial statements.

NEWMONT MINING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in millions)

	Six Months Ended
	June 30,
	2011	2010
Operating activities:
Net income	$1,194	$1,280
Adjustments:
Amortization	506	455
Loss from discontinued operations	136	—
Reclamation and remediation	57	26
Deferred income taxes	(38)	(86)
Stock based compensation and other non-cash benefits	44	39
Gain on asset sales, net	(53)	(49)
Other operating adjustments and write-downs	97	67
Net change in operating assets and liabilities (Note 25)	(540)	(251)

Net cash provided from continuing operations	1,403	1,481
Net cash used in discontinued operations	(2)	(13)

Net cash provided from operations	1,401	1,468

Investing activities:
Additions to property, plant and mine development	(1,020)	(628)
Proceeds from sale of marketable securities	55	1
Purchases of marketable securities	(15)	(7)
Acquisitions, net	(2,291)	—
Proceeds from sale of other assets	6	52
Other	(15)	(23)

Net cash used in investing activities	(3,280)	(605)

Financing activities:
Proceeds from debt, net	775	—
Repayment of debt	(973)	(263)
Sale of noncontrolling interests	—	229
Acquisition of noncontrolling interests	—	(109)
Dividends paid to common stockholders	(173)	(98)
Dividends paid to noncontrolling interests	(17)	(307)
Proceeds from stock issuance, net	8	30
Change in restricted cash and other	—	48

Net cash used in financing activities	(380)	(470)

Effect of exchange rate changes on cash	58	(6)

Net change in cash and cash equivalents	(2,201)	387
Cash and cash equivalents at beginning of period	4,056	3,215

Cash and cash equivalents at end of period	$1,855	$3,602

The accompanying notes are an integral part of the condensed consolidated financial statements.

NEWMONT MINING CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in millions)

	At June 30,	At December 31,
	2011	2010
ASSETS
Cash and cash equivalents	$1,855	$4,056
Trade receivables	418	582
Accounts receivable	135	88
Investments (Note 19)	203	113
Inventories (Note 20)	671	658
Stockpiles and ore on leach pads (Note 21)	696	617
Deferred income tax assets	308	177
Other current assets (Note 22)	1,613	962

Current assets	5,899	7,253
Property, plant and mine development, net	16,663	12,907
Investments (Note 19)	1,675	1,568
Stockpiles and ore on leach pads (Note 21)	1,950	1,757
Deferred income tax assets	1,505	1,437
Other long-term assets (Note 22)	946	741

Total assets	$28,638	$25,663

LIABILITIES
Debt (Note 23)	$539	$259
Accounts payable	490	427
Employee-related benefits	229	288
Income and mining taxes	184	355
Other current liabilities (Note 24)	1,998	1,418

Current liabilities	3,440	2,747
Debt (Note 23)	3,771	4,182
Reclamation and remediation liabilities (Note 4)	1,032	984
Deferred income tax liabilities	2,735	1,488
Employee-related benefits	353	325
Other long-term liabilities (Note 24)	314	221

Total liabilities	11,645	9,947

Commitments and contingencies (Note 28)
EQUITY
Common stock	780	778
Additional paid-in capital	8,330	8,279
Accumulated other comprehensive income	1,310	1,108
Retained earnings	3,908	3,180

Newmont stockholders’ equity	14,328	13,345
Noncontrolling interests	2,665	2,371

Total equity	16,993	15,716

Total liabilities and equity	$28,638	$25,663

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
NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Recently Adopted Accounting Pronouncements
Business Combinations
In December 2010, FASB Accounting Standards Codification (“ASC”) guidance for business combinations was updated to clarify existing guidance which requires a public entity to disclose pro forma revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual period only. The update also expands the supplemental pro forma disclosures required to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. Adoption of the updated guidance, effective for the Company’s fiscal year beginning January 1, 2011, had no impact on the Company’s condensed consolidated financial position, results of operations or cash flows.
Fair Value Accounting
In January 2010, ASC guidance for fair value measurements and disclosure was updated to require enhanced detail in the level 3 reconciliation. Adoption of the updated guidance, effective for the Company’s fiscal year beginning January 1, 2011, had no impact on the Company’s condensed consolidated financial position, results of operations or cash flows. Refer to Note 17 for further details regarding the Company’s assets and liabilities measured at fair value.
Recently Issued Accounting Pronouncements
Comprehensive Income
In June 2011, ASC guidance was issued related to comprehensive income. Under the updated guidance, an entity will have the option to present the total of comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In addition, the update requires certain disclosure requirements when reporting other comprehensive income. The update does not change the items reported in other comprehensive income or when an item of other comprehensive income must be reclassified to income. The update is effective for the Company’s fiscal year beginning January 1, 2012. The Company does not expect the updated guidance to have an impact on the condensed consolidated financial position, results of operations or cash flows.

NEWMONT MINING CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(dollars in millions, except per share, per ounce and per pound amounts)
Fair Value Accounting
In May 2011, ASC guidance was issued related to disclosures around fair value accounting. The updated guidance clarifies different components of fair value accounting including the application of the highest and best use and valuation premise concepts, measuring the fair value of an instrument classified in a reporting entity’s shareholders’ equity and disclosing quantitative information about the unobservable inputs used in fair value measurements that are categorized in level 3 of the fair value hierarchy. The update is effective for the Company’s fiscal year beginning January 1, 2012. The Company does not expect the updated guidance to have a significant impact on the condensed consolidated financial position, results of operations or cash flows.
NOTE 3 SEGMENT INFORMATION

		Costs		Advanced
		Applicable to		Projects and	Pre-Tax
	Sales	Sales	Amortization	Exploration	Income
Three Months Ended June 30, 2011
Nevada	$529	$224	$56	$38	$195
La Herradura	81	27	5	3	44
Hope Bay	—	—	4	52	(55)
Other North America	—	—	—	1	47

North America	610	251	65	94	231

Yanacocha	524	190	66	11	232
Other South America	—	—	1	14	(16)

South America	524	190	67	25	216

Boddington:
Gold	269	117	31	N/A	N/A
Copper	54	27	7	N/A	N/A

Total	323	144	38	2	140

Batu Hijau:
Gold	92	30	7	N/A	N/A
Copper	242	79	18	N/A	N/A

Total	334	109	25	1	186

Other Australia/New Zealand	375	158	31	10	168
Other Asia Pacific	—	—	—	5	(34)

Asia Pacific	1,032	411	94	18	460

Ahafo	218	65	20	8	119
Other Africa	—	—	—	4	(6)

Africa	218	65	20	12	113

Corporate and Other	—	—	4	26	(173)

Consolidated	$2,384	$917	$250	$175	$847

NEWMONT MINING CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(dollars in millions, except per share, per ounce and per pound amounts)

		Costs		Advanced
		Applicable to		Projects and	Pre-Tax
	Sales	Sales	Amortization	Exploration	Income
Three Months Ended June 30, 2010
Nevada	$505	$246	$64	$20	$164
La Herradura	53	19	5	2	29
Hope Bay	—	—	3	33	(36)
Other North America	—	—	—	—	(1)

North America	558	265	72	55	156

Yanacocha	425	139	40	4	222
Other South America	—	—	—	10	(9)

South America	425	139	40	14	213

Boddington
Gold	234	113	34	N/A	N/A
Copper	40	25	6	N/A	N/A

Total	274	138	40	3	92

Batu Hijau:
Gold	170	42	12	N/A	N/A
Copper	258	73	19	N/A	N/A

Total	428	115	31	—	270

Other Australia/New Zealand	308	136	24	7	142
Other Asia Pacific	—	—	1	5	(9)

Asia Pacific	1,010	389	96	15	495

Ahafo	160	55	19	3	74
Other Africa	—	—	—	2	(1)

Africa	160	55	19	5	73

Corporate and Other	—	—	4	21	(115)

Consolidated	$2,153	$848	$231	$110	$822

NEWMONT MINING CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(dollars in millions, except per share, per ounce and per pound amounts)

		Costs		Advanced
		Applicable to		Projects and	Pre-Tax	Total	Capital
	Sales	Sales	Amortization	Exploration	Income	Assets	Expenditures(1)
Six Months Ended June 30, 2011
Nevada	$1,111	$496	$128	$55	$411	$6,797	$228
La Herradura	146	45	9	9	80	260	27
Hope Bay	—	—	7	96	(103)	2,242	41
Other North America	—	—	—	1	45	52	—

North America	1,257	541	144	161	433	9,351	296

Yanacocha	886	343	119	17	381	2,634	127
Other South America	—	—	1	24	(26)	599	251

South America	886	343	120	41	355	3,233	378

Boddington:
Gold	501	217	59	N/A	N/A	N/A	N/A
Copper	107	55	14	N/A	N/A	N/A	N/A

Total	608	272	73	3	244	4,419	75

Batu Hijau:
Gold	232	64	14	N/A	N/A	N/A	N/A
Copper	611	168	38	N/A	N/A	N/A	N/A

Total	843	232	52	1	509	3,513	88

Other Australia/New Zealand	790	324	66	22	365	1,124	134
Other Asia Pacific	—	—	1	6	(34)	625	4

Asia Pacific	2,241	828	192	32	1,084	9,681	301

Ahafo	465	145	42	15	255	1,046	37
Other Africa	—	—	—	5	(8)	348	67

Africa	465	145	42	20	247	1,394	104

Corporate and Other	—	—	8	51	(299)	4,979	18

Consolidated	$4,849	$1,857	$506	$305	$1,820	$28,638	$1,097

(1)	Includes an increase in accrued capital expenditures of $77; consolidated capital expenditures on a cash basis were $1,020.

NEWMONT MINING CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(dollars in millions, except per share, per ounce and per pound amounts)

		Costs		Advanced
		Applicable to		Projects and	Pre-Tax	Total	Capital
	Sales	Sales	Amortization	Exploration	Income	Assets	Expenditures(1)
Six Months Ended June 30, 2010
Nevada	$972	$497	$126	$37	$291	$3,309	$117
La Herradura	97	32	8	3	54	180	22
Hope Bay	—	—	6	50	(57)	1,938	48
Other North America	—	—	—	1	(3)	53	—

North America	1,069	529	140	91	285	5,480	187

Yanacocha	885	293	77	11	465	2,532	68
Other South America	—	—	—	15	(15)	194	43

South America	885	293	77	26	450	2,726	111

Boddington
Gold	401	193	56	N/A	N/A	N/A	N/A
Copper	79	49	13	N/A	N/A	N/A	N/A

Total	480	242	69	4	160	4,136	81

Batu Hijau:
Gold	335	76	22	N/A	N/A	N/A	N/A
Copper	713	165	46	N/A	N/A	N/A	N/A

Total	1,048	241	68	—	677	2,911	33

Other Australia/New Zealand	622	293	56	11	268	884	71
Other Asia Pacific	—	—	1	10	9	183	3

Asia Pacific	2,150	776	194	25	1,114	8,114	188

Ahafo	291	119	36	6	116	1,005	51
Other Africa	—	—	—	6	(5)	229	22

Africa	291	119	36	12	111	1,234	73

Corporate and Other	—	—	8	45	(252)	5,215	11

Consolidated	$4,395	$1,717	$455	$199	$1,708	$22,769	$570

(1)	Includes a decrease in accrued capital expenditures of $58; consolidated capital expenditures on a cash basis were $628.

NEWMONT MINING CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(dollars in millions, except per share, per ounce and per pound amounts)
NOTE 4 RECLAMATION AND REMEDIATION
At June 30, 2011 and December 31, 2010, $922 and $904, respectively, were accrued for reclamation obligations relating to mineral properties. In addition, the Company is involved in several matters concerning environmental obligations associated with former, primarily historic, mining activities. Generally, these matters concern developing and implementing remediation plans at the various sites involved. At June 30, 2011 and December 31, 2010, $172 and $144, respectively, were accrued for such obligations. These amounts are also included in Reclamation and remediation liabilities.
The following is a reconciliation of reclamation and remediation liabilities:

	Six Months Ended June 30,
	2011	2010
Balance at beginning of period	$1,048	$859
Additions, changes in estimates and other	32	(4)
Liabilities settled	(15)	(18)
Accretion expense	29	26

Balance at end of period	$1,094	$863

The current portion of Reclamation and remediation liabilities of $62 and $64 at June 30, 2011 and December 31, 2010, respectively, are included in Other current liabilities (see Note 24).
The Company’s reclamation and remediation expenses consisted of:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Reclamation	$28	$—	$28	$—
Accretion — operating	13	11	25	22
Accretion — non-operating	2	2	4	4

	$43	$13	$57	$26

NOTE 5 ADVANCED PROJECTS, RESEARCH AND DEVELOPMENT

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Hope Bay	$41	$25	$79	$35
Conga	5	2	6	3
Akyem	1	1	1	4
Technical and project services	18	11	33	23
Corporate	6	9	9	21
Other	15	9	26	17

	$86	$57	$154	$103

NEWMONT MINING CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(dollars in millions, except per share, per ounce and per pound amounts)
NOTE 6 OTHER EXPENSE, NET

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Community development	$23	$20	$40	$75
Regional administration	21	18	37	31
Indonesian value added tax settlement	—	—	21	—
Fronteer acquisition costs	20	—	21	—
Western Australia power plant	5	1	9	7
Other	18	22	32	37

	$87	$61	$160	$150

NOTE 7 OTHER INCOME, NET

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Gain on sale of investments, net	$50	$5	$50	$7
Canadian Oil Sands	10	15	16	25
Interest income	2	2	6	5
Gain on asset sales, net	—	9	3	42
Foreign currency exchange gain (loss), net	(18)	5	(29)	(4)
Other	4	8	33	17

	$48	$44	$79	$92

NOTE 8 EMPLOYEE PENSION AND OTHER BENEFIT PLANS

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Pension benefit costs, net
Service cost	$6	$6	$12	$11
Interest cost	10	9	20	18
Expected return on plan assets	(11)	(9)	(21)	(16)
Amortization, net	7	5	12	9

	$12	$11	$23	$22

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Other benefit costs, net
Service cost	$—	$—	$1	$1
Interest cost	1	2	2	3

	$1	$2	$3	$4

NEWMONT MINING CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(dollars in millions, except per share, per ounce and per pound amounts)
NOTE 9 STOCK BASED COMPENSATION

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Stock options	$7	$6	$10	$9
Restricted stock units	10	4	17	8
Performance leveraged stock units	1	1	3	4
Common stock	—	1	1	2
Restricted stock	—	—	—	1
Deferred stock	1	3	3	5

	$19	$15	$34	$29

NOTE 10 INCOME AND MINING TAXES
During the second quarter of 2011, the Company recorded estimated income and mining tax expense of $187 resulting in an effective tax rate of 22%. Estimated income and mining tax expense during the second quarter of 2010 was $283 for an effective tax rate of 34%. The lower effective tax rate in the second quarter of 2011 resulted from a tax benefit of $65 recorded in connection with conversion of non-US tax-paying entities to entities currently subject to U.S. income tax which resulted in an increase in net deferred tax assets. During the first half of 2011, estimated income and mining tax expense was $492 resulting in an effective tax rate of 27%. Estimated income and mining tax expense during the first half of 2010 was $424 for an effective tax rate of 25%. In the first half of 2010, a tax benefit of $127 was recorded in connection with conversion of non-U.S. tax-paying entities to entities currently subject to U.S. income tax which resulted in an increase in net deferred tax assets.
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
At June 30, 2011, the Company’s total unrecognized tax benefit was $106 for uncertain income tax positions taken or expected to be taken on income tax returns. Of this, $55 represents the amount of unrecognized tax benefits that, if recognized, would affect the Company’s effective income tax rate.
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

NEWMONT MINING CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(dollars in millions, except per share, per ounce and per pound amounts)
The Company’s income and mining tax expense differed from the amounts computed by applying the United States statutory corporate income tax rate for the following reasons:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Income before income and mining tax and other items	$847	$822	$1,820	$1,708
United States statutory corporate income tax rate	35%	35%	35%	35%

Income and mining tax expense computed at United States statutory corporate income tax rate	(296)	(288)	(637)	(598)
Reconciling items:
Tax benefit generated on change in form of a non-U.S. subsidiary	65	—	65	127
Percentage depletion	56	21	111	54
Other	(12)	(16)	(31)	(7)

Income and mining tax expense	$(187)	$(283)	$(492)	$(424)

NOTE 11 DISCONTINUED OPERATIONS
Discontinued operations include Holloway Mining Company, which owned the Holt-McDermott property (“Holt property”) and was sold to St. Andrew Goldfields Ltd. (“St. Andrew”) in 2006 (see Note 28). In 2009, the Superior Court issued a decision finding Newmont Canada Corporation (“Newmont Canada”) liable for a sliding scale royalty on production from the Holt property, which Newmont Canada appealed. In December 2010, the Company recognized a $28 charge, net of tax benefits of $12, related to these legal claims. In May 2011, the Ontario Court of Appeal upheld the Superior Court ruling resulting in an additional $136 charge, net of tax benefits of $7, in the second quarter.
Net operating cash used in discontinued operations was $2 and $13 in the first half of 2011 and 2010, respectively. In 2011, we made an initial payment related to the Holt property royalty and the 2010 amount related to the Kori Kollo operation in Bolivia which was sold in 2009.
NOTE 12 NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Batu Hijau	$64	$84	$166	$202
Yanacocha	76	71	132	151
Other	(3)	—	(5)	(1)

	$137	$155	$293	$352

At June 30, 2011, Newmont had a 48.5% effective economic interest in PT Newmont Nusa Tenggara (“PTNNT”). PTNNT operates the Batu Hijau copper and gold mine in Indonesia. Based on ASC guidance for variable interest entities, Newmont continues to consolidate PTNNT in its Condensed Consolidated Financial Statements.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Net income attributable to Newmont stockholders
Continuing operations	$523	$382	$1,037	$928
Discontinued operations	(136)	—	(136)	—

	$387	$382	$901	$928

Weighted average common shares (millions):
Basic	494	492	494	491
Effect of employee stock-based awards	1	1	1	1
Effect of convertible notes	6	6	6	4

Diluted	501	499	501	496

Net income attributable to Newmont stockholders per common share
Basic:
Continuing operations	$1.06	$0.78	$2.10	$1.89
Discontinued operations	(0.28)	—	(0.28)	—

	$0.78	$0.78	$1.82	$1.89

Diluted:
Continuing operations	$1.04	$0.77	$2.07	$1.87
Discontinued operations	(0.27)	—	(0.27)	—

	$0.77	$0.77	$1.80	$1.87

Options to purchase 3 and 2 million shares of common stock at average exercise prices of $57 and $57 were outstanding at June 30, 2011 and 2010, respectively, but were not included in the computation of diluted weighted average common shares because their effect would have been anti-dilutive.
In February 2009 and July 2007, Newmont issued $518 and $1,150, respectively, of convertible senior notes that, if converted in the future, may have a dilutive effect on the Company’s weighted average number of common shares. The notes issued in 2009 and 2007 are convertible, at the holder’s option, equivalent to a conversion price of $46.04 and $46.00, respectively, per share of common stock. Under the convertible note indenture, Newmont is required to settle the principal amount of the convertible senior notes in cash and may elect to settle the remaining conversion obligation (Newmont average share price in excess of the conversion price), if any, in cash, shares or a combination thereof. The effect of contingently convertible instruments on diluted earnings per share is calculated under the net share settlement method in accordance with ASC guidance. The average price of the Company’s common stock for the three and six months ended June 30, 2011 exceeded the conversion price of $46.04 and $46.00 for the notes issued in 2009 and 2007, respectively, and therefore, 6 and 6 million additional shares were included in the computation of diluted weighted average common shares for the three and six months ended June 30, 2011, respectively. The average price of the Company’s common stock for the three and six months ended June 30, 2010 exceeded the conversion price of $46.25 and $46.21 for the notes issued in 2009 and 2007, respectively, and therefore, 6 and 4 million additional shares were included in the computation of diluted weighted average common shares for the three and six months ended June 30, 2010, respectively.

NEWMONT MINING CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(dollars in millions, except per share, per ounce and per pound amounts)
In connection with the 2007 convertible senior notes offering, the Company entered into Call Spread Transactions which included the purchase of call options and the sale of warrants. As a result of the Call Spread Transactions, the conversion price of $46.00 was effectively increased to $60.00. Should the warrant transactions become dilutive to the Company’s earnings per share (Newmont’s average share price exceeds $60.00) the effect of the warrant transactions on diluted earnings per share will be calculated in accordance with the net share settlement method.
The Net income attributable to Newmont stockholders and transfers from noncontrolling interests was:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Net income attributable to Newmont stockholders	$387	$382	$901	$928
Transfers from noncontrolling interests:
Increase in Additional paid in capital from sale of PTNNT shares, net of tax of $33	—	1	—	16

Net income attributable to Newmont stockholders and transfers from noncontrolling interests	$387	$383	$901	$944

NOTE 14 COMPREHENSIVE INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Net income	$524	$537	$1,194	$1,280
Other comprehensive income (loss), net of tax:
Unrealized loss on marketable securities	(243)	(77)	(75)	(28)
Foreign currency translation adjustments	38	(55)	127	1
Pension and other benefit liability adjustments	4	3	8	5
Change in fair value of cash flow hedge instruments:
Net change from periodic revaluations	162	(72)	217	(43)
Net amount reclassified to income	(39)	(16)	(72)	(35)

Net unrecognized gain (loss) on derivatives	123	(88)	145	(78)

	(78)	(217)	205	(100)

Comprehensive income	$446	$320	$1,399	$1,180

Comprehensive income attributable to:
Newmont stockholders	$308	$165	$1,103	$828
Noncontrolling interests	138	155	296	352

	$446	$320	$1,399	$1,180

NEWMONT MINING CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(dollars in millions, except per share, per ounce and per pound amounts)
NOTE 15 CHANGES IN EQUITY

	Six Months Ended June 30,
	2011	2010
Common stock:
At beginning of period	$778	$770
Stock based awards	2	2
Shares issued in exchange for exchangeable shares	—	3

At end of period	780	775

Additional paid-in capital:
At beginning of period	8,279	8,158
Stock based awards	52	64
Shares issued in exchange for exchangeable shares	(1)	(3)
Sale of noncontrolling interests	—	16

At end of period	8,330	8,235

Accumulated other comprehensive income:
At beginning of period	1,108	626
Other comprehensive income	202	(100)

At end of period	1,310	526

Retained earnings:
At beginning of period	3,180	1,149
Net income attributable to Newmont stockholders	901	928
Dividends paid	(173)	(98)

At end of period	3,908	1,979

Noncontrolling interests:
At beginning of period	2,371	1,910
Net income attributable to noncontrolling interests	293	352
Dividends paid	(2)	(320)
Other comprehensive income	3	—
Sale of noncontrolling interests, net	—	98

At end of period	2,665	2,040

Total equity	$16,993	$13,555

NEWMONT MINING CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(dollars in millions, except per share, per ounce and per pound amounts)
NOTE 16 ACQUISITIONS
On February 3, 2011, we announced an agreement with Fronteer Gold, Inc. (“Fronteer”) to acquire all of the outstanding common shares of Fronteer. On April 6, 2011, Newmont acquired 153 million common shares of Fronteer pursuant to the Company’s offer. Under the Arrangement, shareholders of Fronteer received C$14.00 in cash and one-fourth common share in Pilot Gold, which retained certain exploration assets of Fronteer, for each common share of Fronteer. Fronteer owns, among other assets, the exploration stage Long Canyon project, which is located approximately one hundred miles from the Company’s existing infrastructure in Nevada and provides the potential for significant development and operating synergies.
In connection with the acquisition, Newmont incurred transaction costs of $21, which were recorded in Other Expense, net.
The Fronteer purchase price of $2,259 was preliminarily allocated based on the estimated fair values of assets acquired and liabilities assumed at the April 6, 2011 acquisition date as follows:

Assets:
Cash	$2
Property, plant and mine development, net	3,208
Investments	281
Other assets	6

$3,497

Liabilities:
Deferred income tax liability	$1,223
Other liabilities	15

1,238

Net assets acquired	$2,259

The allocation of the purchase price will be completed later in the year.
The pro forma impact of the acquisition on Net Income was not material as Fronteer was not in production.
NOTE 17 FAIR VALUE ACCOUNTING
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

	Fair Value at June 30, 2011
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$36	$36	$—	$—
Marketable equity securities:
Extractive industries	1,757	1,757	—	—
Other	6	6	—	—
Marketable debt securities:
Asset backed commercial paper	20	—	—	20
Corporate	9	9	—	—
Auction rate securities	5	—	—	5
Trade receivable from provisional copper and gold concentrate sales, net	306	306	—	—
Derivative instruments, net:
Foreign exchange forward contracts	376	—	376	—
Diesel forward contracts	11	—	11	—

	$2,526	$2,114	$387	$25

Liabilities:
Derivative instruments, net:
Forward starting swap contracts	$11	$—	$11	$—
Boddington contingent consideration	70	—	—	70
Holt property royalty	181	—	—	181

	$262	$—	$11	$251

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

NEWMONT MINING CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(dollars in millions, except per share, per ounce and per pound amounts)
The Company recorded a contingent consideration liability related to the 2009 acquisition of the final 33.33% interest in Boddington. The estimated value of the contingent consideration was determined using a valuation model which simulates future gold and copper prices and costs applicable to sales. The contingent consideration liability is classified within Level 3 of the fair value hierarchy.
The Company recorded a sliding scale royalty liability related to the divestiture of the Holt property. The estimated fair value of the liability was determined using a Monte Carlo valuation model to simulate future gold prices utilizing a $1,300 per ounce long-term assumption, various gold production scenarios based on publicly available reserve and resource information for the Holt property and a 4.2% weighted average discount rate. The contingent royalty liability is classified within Level 3 of the fair value hierarchy.
The table below sets forth a summary of changes in the fair value of the Company’s Level 3 financial assets and liabilities for the six months ended June 30, 2011:

		Asset Backed		Boddington
	Auction Rate	Commercial		Contingent	Holt Property	Total
	Securities	Paper	Total Assets	Consideration	Royalty	Liabilities
Balance at beginning of period	$5	$19	$24	$83	$—	$83
Unrealized gain	—	1	1	—	—	—
Settlements	—	—	—	(13)	—	(13)
Valuation	—	—	—	—	181	181

Balance at end of period	$5	$20	$25	$70	$181	$251

Unrealized gains of $1 were included in Accumulated other comprehensive income as a result of changes in C$ exchange rates from January 1, 2011 to June 30, 2011. At June 30, 2011, assets and liabilities classified within Level 3 of the fair value hierarchy represent 1% and 96%, respectively, of total assets and liabilities measured at fair value.
NOTE 18 DERIVATIVE INSTRUMENTS
The Company’s strategy is to provide shareholders with leverage to changes in gold and copper prices by selling its production at spot market prices. Consequently, the Company does not hedge its gold and copper sales. The Company continues to manage certain risks associated with commodity input costs, interest rates and foreign currencies using the derivative market. All of the derivative instruments described below were transacted for risk management purposes and qualify as cash flow or fair value hedges.
Cash Flow Hedges
The foreign currency, diesel and forward starting swap contracts are designated as cash flow hedges, and as such, the effective portion of unrealized changes in market value have been recorded in Accumulated other comprehensive income and are reclassified to income during the period in which the hedged transaction affects earnings. Gains and losses from hedge ineffectiveness are recognized in current earnings.
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

NEWMONT MINING CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(dollars in millions, except per share, per ounce and per pound amounts)
Beginning in June 2011, Newmont utilizes foreign currency contracts to hedge a portion of the Company’s A$ denominated capital expenditures related to the construction of the Akyem project in Africa. The hedging instruments are fixed forward contracts with expiration dates up to two years.
Newmont had the following foreign currency derivative contracts outstanding at June 30, 2011:

	Expected Maturity Date
							Total/
	2011	2012	2013	2014	2015	2016	Average
A$ Operating Fixed Forward Contracts:
A$ notional (millions)	594	947	665	436	204	25	2,871
Average rate ($/A$)	0.86	0.88	0.90	0.87	0.84	0.88	0.88
Expected hedge ratio	82%	64%	44%	30%	14%	3%
A$ Akyem Capital Fixed Forward Contracts:
A$ notional (millions)	10	18	—	—	—	—	28
Average rate ($/A$)	1.04	1.02	—	—	—	—	1.03
Expected hedge ratio	34%	41%	—	—	—	—
NZ$ Operating Fixed Forward Contracts:
NZ$ notional (millions)	37	41	6	—	—	—	84
Average rate ($/NZ$)	0.71	0.73	0.77	—	—	—	0.72
Expected hedge ratio	66%	35%	10%	—	—	—
Diesel Fixed Forward Contracts
Newmont hedges a portion of its operating cost exposure related to diesel consumed at its Nevada operations to reduce the variability in realized diesel prices. The hedging instruments consist of a series of financially settled fixed forward contracts with expiration dates ranging up to two years from the date of issue.
Newmont had the following diesel derivative contracts outstanding at June 30, 2011:

	Expected Maturity Date
				Total/
	2011	2012	2013	Average
Diesel Fixed Forward Contracts:
Diesel gallons (millions)	11	11	1	23
Average rate ($/gallon)	2.51	2.68	3.19	2.62
Expected hedge ratio	53%	25%	5%
Forward Starting Swap Contracts
During the three months ended June 30, 2011, Newmont entered into forward starting swaps with a total notional value of $1,000. Newmont entered into these swaps as a hedge against adverse movements in treasury rates related to a potential debt issuance in the second half of 2011. At June 30, 2011, the hedge contracts were in a net liability position of $11.

NEWMONT MINING CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(dollars in millions, except per share, per ounce and per pound amounts)
Fair Value Hedges
Interest Rate Swap Contracts
Newmont had $222 fixed to floating swap contracts designated as a hedge against debt which matured in May 2011.
Derivative Instrument Fair Values
Newmont had the following derivative instruments designated as hedges at June 30, 2011 and December 31, 2010:

	Fair Value
	At June 30, 2011
	Other		Other	Other Long-
	Current	Other Long-	Current	Term
	Assets	Term Assets	Liabilities	Liabilities
Foreign currency exchange contracts:
A$ operating fixed forward contracts	$204	$165	$1	$—
A$ Akyem capital fixed forward contracts	—	—	—	—
NZ$ operating fixed forward contracts	7	1	—	—
Diesel fixed forward contracts	11	1	1	—
Forward starting swap contracts	4	—	15	—

Total derivative instruments (Note 22)	$226	$167	$17	$—

	Fair Value
	At December 31, 2010
	Other		Other	Other Long-
	Current	Other Long-	Current	Term
	Assets	Term Assets	Liabilities	Liabilities
Foreign currency exchange contracts:
A$ operating fixed forward contracts	$181	114	—	—
NZ$ operating fixed forward contracts	5	1	—	—
Diesel fixed forward contracts	7	1	—	—
Interest rate swap contracts	3	—	—	—

Total derivative instruments (Note 22)	$196	$116	$—	$—

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

	Foreign Currency Exchange
	Contracts		Diesel Forward Contracts
	2011	2010	2011	2010
For the three months ended June 30,
Cash flow hedging relationships:
Gain (loss) recognized in other comprehensive income (effective portion)	$126	$(99)	$(5)	$(6)
Gain (loss) reclassified from Accumulated other comprehensive income into income (effective portion) (1)	49	21	5	1

For the six months ended June 30,
Cash flow hedging relationships:
Gain (loss) recognized in other comprehensive income (effective portion)	$193	$(58)	$10	$(5)
Gain (loss) reclassified from Accumulated other comprehensive income into income (effective portion) (1)	91	45	9	2

(1)	The gain for the effective portion of foreign exchange and diesel cash flow hedges reclassified from Accumulated other comprehensive income is included in Costs applicable to sales.

	Interest Rate		8 5/8% Debentures
	Swap Contracts		(Hedged Portion)
	2011	2010	2011	2010
For the three months ended June 30,
Fair value hedging relationships:
Gain (loss) recognized in income (effective portion) (1)	$1	$1	$(1)	$2
Gain (loss) recognized in income (ineffective portion) (2)	(1)	(2)	—	1

For the six months ended June 30,
Fair value hedging relationships:
Gain (loss) recognized in income (effective portion) (1)	$3	$3	$(6)	$2
Gain (loss) recognized in income (ineffective portion) (2)	(2)	(2)	—	1

(1)	The gain (loss) recognized for the effective portion of fair value hedges and the underlying hedged debt is included in Interest expense, net.

(2)	The ineffective portion recognized for fair value hedges and the underlying hedged debt is included in Other income, net.
The amount to be reclassified from Accumulated other comprehensive income, net of tax to income for derivative instruments during the next 12 months is a gain of approximately $146.
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

NEWMONT MINING CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(dollars in millions, except per share, per ounce and per pound amounts)
LME copper prices averaged $4.14 per pound during the three months ended June 30, 2011, compared with the Company’s recorded average provisional price of $4.22 per pound before mark-to-market losses and treatment and refining charges. LME copper prices averaged $4.26 per pound during the six months ended June 30, 2011, compared with the Company’s recorded average provisional price of $4.31 per pound before mark-to-market losses and treatment and refining charges. During the three and six months ended June 30, 2011, changes in copper prices resulted in a provisional pricing mark-to-market loss of $16 ($0.21 per pound) and $28 ($0.16 per pound), respectively. At June 30, 2011, Newmont had copper sales of 84 million pounds priced at an average of $4.22 per pound, subject to final pricing over the next several months.
The average London P.M. fix for gold was $1,506 per ounce during the three months ended June 30, 2011, compared with the Company’s recorded average provisional price of $1,500 per ounce before mark-to-market gains and treatment and refining charges. The average London P.M. fix for gold was $1,445 per ounce during the six months ended June 30, 2011, compared to the Company’s recorded average provisional price of $1,441 per ounce before mark-to-market gains and treatment and refining charges. During the three and six months ended June 30, 2011, changes in gold prices resulted in a provisional pricing mark-to-market gain of $10 ($7 per ounce) and $18 ($6 per ounce), respectively. At June 30, 2011, Newmont had gold sales of 105,000 ounces priced at an average of $1,506 per ounce, subject to final pricing over the next several months.
NOTE 19 INVESTMENTS

	At June 30, 2011
	Cost/Equity	Unrealized		Fair/Equity
	Basis	Gain	Loss	Basis
Current:
Marketable Equity Securities:
Paladin Energy Ltd.	$208	$—	$(67)	$141
Other	28	36	(2)	62

	$236	$36	$(69)	$203

Long-term:
Marketable Debt Securities:
Asset backed commercial paper	$26	$—	$(6)	$20
Auction rate securities	7	—	(2)	5
Corporate	7	2	—	9

	40	2	(8)	34

Marketable Equity Securities:
Canadian Oil Sands Ltd.	320	570	—	890
Gabriel Resources Ltd.	80	270	—	350
Regis Resources Ltd.	23	163	—	186
Other	125	29	(20)	134

	548	1,032	(20)	1,560

Other investments, at cost	9	—	—	9

Investment in Affiliates:
La Zanja	72	—	—	72

	$669	$1,034	$(28)	$1,675

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

Included in Investments at June 30, 2011 and December 31, 2010 are $9 and $10, respectively, of long-term marketable debt securities and $6 and $6 of long-term marketable equity securities, respectively, that are legally pledged for purposes of settling asset retirement obligations related to the San Jose Reservoir at Yanacocha.
In conjunction with the April 6, 2011 acquisition of Fronteer, Newmont acquired $208 of Paladin Energy Ltd. securities and $73 of other marketable equity securities and warrants. During the first half of 2011 and 2010, the Company purchased other marketable securities for $15 and $7, respectively. In June 2011, Newmont sold its investment in New Gold Inc. and realized a gain of $50.

NEWMONT MINING CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(dollars in millions, except per share, per ounce and per pound amounts)
The following tables present the gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by length of time that the individual securities have been in a continuous unrealized loss position:

	Less than 12 Months		12 Months or Greater		Total
		Unrealized		Unrealized		Unrealized
At June 30, 2011	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Marketable equity securities	$62	$22	$—	$—	$62	$22
Paladin Energy Ltd.	141	67	—	—	141	67
Asset backed commercial paper	—	—	20	6	20	6
Auction rate securities	—	—	5	2	5	2

	$203	$89	$25	$8	$228	$97

	Less than 12 Months		12 Months or Greater		Total
		Unrealized		Unrealized		Unrealized
At December 31, 2010	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Asset backed commercial paper	$—	$—	$19	$6	$19	$6
Auction rate securities	—	—	5	2	5	2

	$—	$—	$24	$8	$24	$8

Included in the tables above are the unrealized losses of $97 and $8 at June 30, 2011 and December 31, 2010, respectively, related to the Company’s investments in asset backed commercial paper, auction rate securities and marketable equity securities as listed in the tables above. While the fair values of these investments are below their respective cost, the Company views these declines as temporary. The Company intends to hold its investment in auction rate securities and asset backed commercial paper until maturity or such time that the market recovers and therefore considers these losses temporary.
NOTE 20 INVENTORIES

	At June 30,	At December 31,
	2011	2010
In-process	$101	$142
Concentrate	110	111
Precious metals	15	4
Materials, supplies and other	445	401

	$671	$658

NEWMONT MINING CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(dollars in millions, except per share, per ounce and per pound amounts)
NOTE 21 STOCKPILES AND ORE ON LEACH PADS

	At June 30,	At December 31,
	2011	2010
Current:
Stockpiles	$443	$389
Ore on leach pads	253	228

	$696	$617

Long-term:
Stockpiles	$1,640	$1,397
Ore on leach pads	310	360

	$1,950	$1,757

	At June 30,	At December 31,
	2011	2010
Stockpiles and ore on leach pads:
Nevada	$497	$479
La Herradura	9	6
Yanacocha	503	496
Boddington	357	248
Batu Hijau	995	879
Other Australia/New Zealand	152	145
Ahafo	133	121

	$2,646	$2,374

NOTE 22 OTHER ASSETS

	At June 30,	At December 31,
	2011	2010
Other current assets:
Refinery metal inventory and receivable	$1,166	$617
Derivative instruments	226	196
Prepaid assets	141	65
Other	80	84

	$1,613	$962

Other long-term assets:
Goodwill	$188	$188
Income tax receivable	176	119
Derivative instruments	167	116
Intangible assets	151	91
Debt issuance costs	62	39
Restricted cash	26	25
Other receivables	19	19
Other	157	144

	$946	$741

NEWMONT MINING CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(dollars in millions, except per share, per ounce and per pound amounts)
NOTE 23 DEBT

	At June 30, 2011		At December 31, 2010
	Current	Non-Current	Current	Non-Current
Sale-leaseback of refractory ore treatment plant	$28	$106	$30	$134
8 5/8% debentures, net of discount (due 2011)	—	—	217	—
2012 convertible senior notes, net of discount	501	—	—	488
2014 convertible senior notes, net of discount	—	500	—	489
2017 convertible senior notes, net of discount	—	443	—	434
2019 senior notes, net of discount	—	896	—	896
2035 senior notes, net of discount	—	598	—	598
2039 senior notes, net of discount	—	1,087	—	1,087
Corporate revolving credit facility	—	90	—	—
Ahafo project facility	10	50	10	55
Other capital leases	—	1	2	1

	$539	$3,771	$259	$4,182

In May 2011, Newmont repaid the $223 balance outstanding on the 8 5/8% Senior Notes. Scheduled minimum debt repayments are $5 for the remainder of 2011, $572 in 2012, $42 in 2013, $544 in 2014, $18 in 2015 and $3,129 thereafter.
Corporate Revolving Credit Facility
Effective May 20, 2011, the Company entered into a new uncollateralized $2,500 revolving credit facility with a syndicate of commercial banks. This new revolving credit facility replaced the existing revolving credit facility which was cancelled upon the effectiveness of the new facility. The new facility provides for borrowings in U.S. dollars and contains a letter of credit sub-facility. The new facility matures in May 2016. Interest rates and facility fees vary based on the credit ratings of the Company’s senior, uncollateralized, long-term debt. Borrowings under the facility currently bear interest at a rate per annum equal to LIBOR plus a margin of 1.075%. Facility fees currently accrue at an annual rate of 0.175% of the aggregate commitments. At June 30, 2011, there were $90 in borrowings outstanding and $239 outstanding in letters of credit.
Subsidiary Financings
PTNNT Revolving Credit Facility
Effective May 27, 2011, PTNNT entered into a new $600 reducing revolving credit facility with a syndicate of banks. This new reducing revolving credit facility provides for borrowings in U.S. dollars. The facility matures in March 2017. The facility is non-recourse to Newmont and substantially all of PTNNT’s assets are pledged as collateral. Borrowings under the facility bear interest at a rate per annum equal to LIBOR plus a margin of 4.00%. Commitment fees currently accrue on the daily average unused amount of the commitment of each lender at an annual rate of 2.00%. There were no borrowings outstanding under the facility at June 30, 2011.

NEWMONT MINING CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(dollars in millions, except per share, per ounce and per pound amounts)
NOTE 24 OTHER LIABILITIES

	At June 30,	At December 31,
	2011	2010
Other current liabilities:
Refinery metal payable	$1,166	$617
Accrued operating costs	249	217
Accrued capital expenditures	156	83
Taxes other than income and mining	105	135
Reclamation and remediation liabilities	62	64
Interest	57	66
Royalties	44	90
Boddington contingent consideration	42	32
Deferred income tax	18	54
Holt property royalty	14	—
Other	85	60

	$1,998	$1,418

Other long-term liabilities:
Holt property royalty	$167	$40
Power supply agreements	47	45
Income and mining taxes	29	36
Boddington contingent consideration	28	51
Other	43	49

	$314	$221

NOTE 25 NET CHANGE IN OPERATING ASSETS AND LIABILITIES
Net cash provided from operations attributable to the net change in operating assets and liabilities is composed of the following:

	Six Months Ended June 30,
	2011	2010
Decrease (increase) in operating assets:
Trade and accounts receivable	$121	$74
Inventories, stockpiles and ore on leach pads	(230)	(187)
EGR refinery assets	(437)	138
Other assets	(67)	(30)
Increase (decrease) in operating liabilities:
Accounts payable and other accrued liabilities	(349)	(90)
EGR refinery liabilities	437	(138)
Reclamation liabilities	(15)	(18)

	$(540)	$(251)

NEWMONT MINING CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(dollars in millions, except per share, per ounce and per pound amounts)
NOTE 26 SUPPLEMENTAL CASH FLOW INFORMATION

	Six Months Ended June 30,
	2011	2010
Income and mining taxes, net of refunds	$892	$546
Interest, net of amounts capitalized	$92	$116
NOTE 27 CONDENSED CONSOLIDATING FINANCIAL STATEMENTS
Newmont USA, a 100% owned subsidiary of Newmont Mining Corporation, has fully and unconditionally guaranteed the 2019, 2035 and 2039 senior notes, the 2012, 2014 and 2017 convertible senior notes and the corporate revolving credit facility. The following consolidating financial statements are provided for Newmont USA, as guarantor, and for Newmont Mining Corporation, as issuer, as an alternative to providing separate financial statements for the guarantor. The accounts of Newmont Mining Corporation are presented using the equity method of accounting for investments in subsidiaries.

	Three Months Ended June 30, 2011
					Newmont
	Newmont				Mining
	Mining	Newmont	Other		Corporation
Condensed Consolidating Statement of Income	Corporation	USA	Subsidiaries	Eliminations	Consolidated

Sales	$—	$1,468	$916	$—	$2,384

Costs and expenses
Costs applicable to sales (1)	—	551	375	(9)	917
Amortization	—	156	94	—	250
Reclamation and remediation	—	37	6	—	43
Exploration	—	47	42	—	89
Advanced projects, research and development	—	41	46	(1)	86
General and administrative	—	39	1	10	50
Other expense, net	—	67	20	—	87

	—	938	584	—	1,522

Other income (expense)
Other income, net	(2)	41	9	—	48
Interest income — intercompany	40	2	2	(44)	—
Interest expense — intercompany	(3)	—	(41)	44	—
Interest expense, net	(59)	(3)	(1)	—	(63)

	(24)	40	(31)	—	(15)

Income before income and mining tax and other items	(24)	570	301	—	847
Income and mining tax expense	5	(111)	(81)	—	(187)
Equity income (loss) of affiliates	406	2	50	(458)	—

Income from continuing operations	387	461	270	(458)	660
Loss from discontinued operations	—	7	(143)	—	(136)

Net income	387	468	127	(458)	524
Net income attributable to noncontrolling interests	—	(173)	30	6	(137)

Net income attributable to Newmont stockholders	$387	$295	$157	$(452)	$387

(1)	Excludes Amortization and Reclamation and remediation.

NEWMONT MINING CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(dollars in millions, except per share, per ounce and per pound amounts)

	Three Months Ended June 30, 2010
					Newmont
	Newmont				Mining
	Mining	Newmont	Other		Corporation
Condensed Consolidating Statement of Income	Corporation	USA	Subsidiaries	Eliminations	Consolidated

Sales	$—	$1,410	$743	$—	$2,153

Costs and expenses
Costs applicable to sales (1)	—	519	335	(6)	848
Amortization	—	143	89	(1)	231
Reclamation and remediation	—	10	3	—	13
Exploration	—	32	21	—	53
Advanced projects, research and development	—	25	32	—	57
General and administrative	—	37	—	6	43
Other expense, net	—	39	21	1	61

	—	805	501	—	1,306

Other income (expense)
Other income, net	—	13	31	—	44
Interest income — intercompany	35	2	1	(38)	—
Interest expense — intercompany	(3)	—	(35)	38	—
Interest expense, net	(64)	(4)	(1)	—	(69)

	(32)	11	(4)	—	(25)

Income before income and mining tax and other items	(32)	616	238	—	822
Income and mining tax expense	9	(227)	(65)	—	(283)
Equity income (loss) of affiliates	405	1	63	(471)	(2)

Net income (loss)	382	390	236	(471)	537
Net loss (income) attributable to noncontrolling interests	—	(185)	(10)	40	(155)

Net income (loss) attributable to Newmont stockholders	$382	$205	$226	$(431)	$382

(1)	Excludes Amortization and Reclamation and remediation.

NEWMONT MINING CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(dollars in millions, except per share, per ounce and per pound amounts)

	Six Months Ended June 30, 2011
					Newmont
	Newmont				Mining
	Mining	Newmont	Other		Corporation
Condensed Consolidating Statement of Income	Corporation	USA	Subsidiaries	Eliminations	Consolidated

Sales	$—	$2,986	$1,863	$—	$4,849

Costs and expenses
Costs applicable to sales (1)	—	1,117	759	(19)	1,857
Amortization	—	315	191	—	506
Reclamation and remediation	—	48	9	—	57
Exploration	—	81	70	—	151
Advanced projects, research and development	—	68	87	(1)	154
General and administrative	—	73	2	20	95
Other expense, net	—	121	39	—	160

	—	1,823	1,157	—	2,980

Other income (expense)
Other income, net	(8)	67	20	—	79
Interest income — intercompany	76	4	4	(84)	—
Interest expense — intercompany	(6)	—	(78)	84	—
Interest expense, net	(113)	(12)	(3)	—	(128)

	(51)	59	(57)	—	(49)

Income before income and mining tax and other items	(51)	1,222	649	—	1,820
Income and mining tax expense	15	(319)	(188)	—	(492)
Equity income (loss) of affiliates	937	3	139	(1,077)	2

Income from continuing operations	901	906	600	(1,077)	1,330
Loss from discontinued operations	—	7	(143)	—	(136)

Net income	901	913	457	(1,077)	1,194
Net income attributable to noncontrolling interests	—	(365)	10	62	(293)

Net income attributable to Newmont stockholders	$901	$548	$467	$(1,015)	$901

(1)	Excludes Amortization and Reclamation and remediation.

NEWMONT MINING CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(dollars in millions, except per share, per ounce and per pound amounts)

	Six Months Ended June 30, 2010
					Newmont
	Newmont				Mining
	Mining	Newmont	Other		Corporation
Condensed Consolidating Statement of Income	Corporation	USA	Subsidiaries	Eliminations	Consolidated

Sales	$—	$3,002	$1,393	$—	$4,395

Costs and expenses
Costs applicable to sales (1)	—	1,064	664	(11)	1,717
Amortization	—	286	170	(1)	455
Reclamation and remediation	—	19	7	—	26
Exploration	—	56	40	—	96
Advanced projects, research and development	—	54	49	—	103
General and administrative	—	75	1	12	88
Other expense, net	—	115	35	—	150

	—	1,669	966	—	2,635

Other income (expense)
Other income, net	—	14	78	—	92
Interest income — intercompany	71	4	2	(77)	—
Interest expense — intercompany	(5)	—	(72)	77	—
Interest expense, net	(126)	(16)	(2)	—	(144)

	(60)	2	6	—	(52)

Income before income and mining tax and other items	(60)	1,335	433	—	1,708
Income and mining tax expense	150	(466)	(108)	—	(424)
Equity income (loss) of affiliates	838	1	130	(973)	(4)

Net income (loss)	928	870	455	(973)	1,280
Net loss (income) attributable to noncontrolling interests	—	(428)	(5)	81	(352)

Net income (loss) attributable to Newmont stockholders	$928	$442	$450	$(892)	$928

(1)	Excludes Amortization and Reclamation and remediation.

NEWMONT MINING CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(dollars in millions, except per share, per ounce and per pound amounts)

	Six Months Ended June 30, 2011
					Newmont
	Newmont				Mining
Condensed Consolidating Statement	Mining	Newmont	Other		Corporation
of Cash Flows	Corporation	USA	Subsidiaries	Eliminations	Consolidated
Operating activities:
Net income (loss)	$901	$913	$457	$(1,077)	$1,194
Adjustments	39	362	(729)	1,077	749
Net change in operating assets and liabilities	(27)	(509)	(4)	—	(540)

Net cash provided from (used in) continuing operations	913	766	(276)	—	1,403
Net cash used in discontinued operations	—	—	(2)	—	(2)

Net cash provided from (used in) operations	913	766	(278)	—	1,401

Investing activities:
Additions to property, plant and mine development	—	(671)	(349)	—	(1,020)
Proceeds from sale of marketable securities	—	55	—	—	55
Purchases of marketable securities	—	—	(15)	—	(15)
Acquisitions, net	—	—	(2,291)	—	(2,291)
Proceeds from sale of other assets	—	(56)	62	—	6
Other	—	—	(15)	—	(15)

Net cash used in investing activities	—	(672)	(2,608)	—	(3,280)

Financing activities:
Net borrowings (repayments)	83	(276)	(5)	—	(198)
Net intercompany borrowings (repayments)	(831)	(2,018)	2,849	—	—
Dividends paid to common stockholders	(173)	—	—	—	(173)
Dividends paid to noncontrolling interests	—	(17)	—	—	(17)
Proceeds from stock issuance, net	8	—	—	—	8
Change in restricted cash and other	—	1	(1)	—	—

Net cash provided from (used in) financing activities	(913)	(2,310)	2,843	—	(380)

Effect of exchange rate changes on cash	—	1	57	—	58

Net change in cash and cash equivalents	—	(2,215)	14	—	(2,201)
Cash and cash equivalents at beginning of period	—	3,877	179	—	4,056

Cash and cash equivalents at end of period	$—	$1,662	$193	$—	$1,855

NEWMONT MINING CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(dollars in millions, except per share, per ounce and per pound amounts)

	Six Months Ended June 30, 2010
					Newmont
	Newmont				Mining
Condensed Consolidating Statement	Mining	Newmont	Other		Corporation
of Cash Flows	Corporation	USA	Subsidiaries	Eliminations	Consolidated
Operating activities:
Net income (loss)	$928	$870	$455	$(973)	$1,280
Adjustments	(115)	319	(725)	973	452
Net change in operating assets and liabilities	(2)	(160)	(89)	—	(251)

Net cash provided from (used in) continuing operations	811	1,029	(359)	—	1,481
Net cash used in discontinued operations	—	(13)	—	—	(13)

Net cash provided from (used in) operations	811	1,016	(359)	—	1,468

Investing activities:
Additions to property, plant and mine development	—	(283)	(345)	—	(628)
Proceeds from sale of marketable securities	—	—	1	—	1
Purchases of marketable securities	—	—	(7)	—	(7)
Proceeds from sale of other assets	—	8	44	—	52
Other	—	—	(23)	—	(23)

Net cash used in investing activities	—	(275)	(330)	—	(605)

Financing activities:
Net repayments	—	(257)	(6)	—	(263)
Net intercompany borrowings (repayments)	(751)	(23)	855	(81)	—
Sale of noncontrolling interests	—	229	—	—	229
Acquisition of noncontrolling interests	—	—	(109)	—	(109)
Dividends paid to common stockholders	(98)	—	—	—	(98)
Dividends paid to noncontrolling interests	—	(388)	—	81	(307)
Proceeds from stock issuance, net	30	—	—	—	30
Change in restricted cash and other	—	48	—	—	48

Net cash provided from (used in) financing activities	(819)	(391)	740	—	(470)

Effect of exchange rate changes on cash	—	—	(6)	—	(6)

Net change in cash and cash equivalents	(8)	350	45	—	387
Cash and cash equivalents at beginning of period	8	3,067	140	—	3,215

Cash and cash equivalents at end of period	$—	$3,417	$185	$—	$3,602

NEWMONT MINING CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(dollars in millions, except per share, per ounce and per pound amounts)

	At June 30, 2011
					Newmont
	Newmont				Mining
	Mining	Newmont	Other		Corporation
Condensed Consolidating Balance Sheet	Corporation	USA	Subsidiaries	Eliminations	Consolidated
Assets
Cash and cash equivalents	$—	$1,662	$193	$—	$1,855
Trade receivables	—	355	63	—	418
Accounts receivable	1,608	2,497	1,356	(5,326)	135
Investments	141	16	46	—	203
Inventories	—	363	308	—	671
Stockpiles and ore on leach pads	—	591	105	—	696
Deferred income tax assets	3	254	51	—	308
Other current assets	6	144	1,463	—	1,613

Current assets	1,758	5,882	3,585	(5,326)	5,899
Property, plant and mine development, net	—	5,687	10,997	(21)	16,663
Investments	—	22	1,653	—	1,675
Investments in subsidiaries	16,569	33	2,692	(19,294)	—
Stockpiles and ore on leach pads	—	1,413	537	—	1,950
Deferred income tax assets	661	685	159	—	1,505
Other long-term assets	2,617	653	829	(3,153)	946

Total assets	$21,605	$14,375	$20,452	$(27,794)	$28,638

Liabilities
Debt	$501	$28	$10	$—	$539
Accounts payable	3,008	920	1,877	(5,315)	490
Employee-related benefits	—	159	70	—	229
Income and mining taxes	—	15	169	—	184
Other current liabilities	66	388	3,517	(1,973)	1,998

Current liabilities	3,575	1,510	5,643	(7,288)	3,440
Debt	3,614	107	50	—	3,771
Reclamation and remediation liabilities	—	719	313	—	1,032
Deferred income tax liabilities	6	554	2,175	—	2,735
Employee-related benefits	5	255	93	—	353
Other long-term liabilities	389	47	3,053	(3,175)	314

Total liabilities	7,589	3,192	11,327	(10,463)	11,645

Equity
Preferred stock	—	—	61	(61)	—
Common stock	780	—	—	—	780
Additional paid-in capital	8,018	2,721	6,991	(9,400)	8,330
Accumulated other comprehensive income	1,310	(107)	1,545	(1,438)	1,310
Retained earnings	3,908	5,394	(637)	(4,757)	3,908

Newmont stockholders’ equity	14,016	8,008	7,960	(15,656)	14,328
Noncontrolling interests	—	3,175	1,165	(1,675)	2,665

Total equity	14,016	11,183	9,125	(17,331)	16,993

Total liabilities and equity	$21,605	$14,375	$20,452	$(27,794)	$28,638

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
NOTE 28 COMMITMENTS AND CONTINGENCIES
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
Operating Segments
The Company’s operating segments are identified in Note 3. Except as noted in this paragraph, all of the Company’s commitments and contingencies specifically described in this Note 28 relate to the Corporate and Other reportable segment. The PT Newmont Minahasa Raya and PTNNT matters relate to the Asia Pacific reportable segment. The Yanacocha matters relate to the South America reportable segment.
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
Estimated future reclamation costs are based principally on legal and regulatory requirements. At June 30, 2011 and December 31, 2010, $922 and $904, respectively, were accrued for reclamation costs relating to currently or recently producing mineral properties in accordance with asset retirement obligation guidance. The current portions of $43 and $46 at June 30, 2011 and December 31, 2010, respectively, are included in Other current liabilities.
In addition, the Company is involved in several matters concerning environmental obligations associated with former mining activities. Generally, these matters concern developing and implementing remediation plans at the various sites involved. The Company believes that the related environmental obligations associated with these sites are similar in nature with respect to the development of remediation plans, their risk profile and the compliance required to meet general environmental standards. Based upon the Company’s best estimate of its liability for these matters, $172 and $144 were accrued for such obligations at June 30, 2011 and December 31, 2010, respectively. These amounts are included in Other current liabilities and Reclamation and remediation liabilities. Depending upon the ultimate resolution of these matters, the Company believes that it is reasonably possible that the liability for these matters could be as much as 137% greater or 3% lower than the amount accrued at June 30, 2011. The amounts accrued are reviewed periodically based upon facts and circumstances available at the time. Changes in estimates are recorded in Reclamation and remediation in the period estimates are revised.
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
In the court proceedings, St. Andrew alleged that in the 2006 Agreement it only agreed to assume royalty obligations equal to 0.013% of net smelter returns from operations on the Holt Property. Such an interpretation of the 2006 Agreement would make Newmont responsible for any royalties exceeding that amount payable to Royal Gold pursuant to the Barrick Royalty, which is a royalty determined by multiplying 0.013% by the quarterly average gold price. On July 23, 2009, the Superior Court issued a decision finding in favor of St. Andrews’ interpretation. On August 21, 2009, Newmont Canada appealed the decision. On May 13, 2011, the Ontario Court of Appeal upheld the lower court ruling, finding Newmont liable for the sliding scale royalty, which equals 0.013% of net smelter returns multiplied by the quarterly average gold price, minus a 0.013% of net smelter returns. There is no cap on the sliding scale royalty and it increases or decreases with the gold price.

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
Additional lawsuits relating to the Choropampa incident were filed against Yanacocha in the local courts of Cajamarca, Peru, in May 2002 by over 900 Peruvian citizens. A significant number of the plaintiffs in these lawsuits entered into settlement agreements with Yanacocha prior to filing such claims. In April 2008, the Peruvian Supreme Court upheld the validity of these settlement agreements, which the Company expects to result in the dismissal of all claims brought by previously settled plaintiffs. Yanacocha has also entered into settlement agreements with approximately 350 additional plaintiffs. The claims asserted by approximately 200 plaintiffs remain. In 2011, Yanacocha was served with 22 complaints alleging grounds to nullify the settlements entered between Yanacocha and the plaintiffs. Yanacocha has answered the complaints and will continue to vigorously defend its position. Neither the Company nor Yanacocha can reasonably estimate the ultimate loss relating to such claims.

NEWMONT MINING CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(dollars in millions, except per share, per ounce and per pound amounts)
PT Newmont Nusa Tenggara (“PTNNT”) — 31.5% Newmont Direct Ownership
Under the Batu Hijau Contract of Work, beginning in 2006 and continuing through 2010, a portion of PTNNT’s shares were required to be offered for sale, first, to the Indonesian government or, second, to Indonesian nationals, equal to the difference between the following percentages and the percentage of shares already owned by the Indonesian government or Indonesian nationals (if such number is positive): 23% by March 31, 2006; 30% by March 31, 2007; 37% by March 31, 2008; 44% by March 31, 2009; and 51% by March 31, 2010. As PT Pukuafu Indah (“PTPI”) , an Indonesian national, owned a 20% interest in PTNNT at all relevant times, in 2006, a 3% interest was required to be offered for sale and, in each of 2007 through 2010, an additional 7% interest was required to be offered (for an aggregate 31% interest). The price at which such interests were to be offered for sale to the Indonesian parties is the highest of the then-current replacement cost, the price at which shares would be accepted for listing on the Indonesian Stock Exchange, or the fair market value of such interest as a going concern, as agreed with the Indonesian government.
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
On December 17, 2010, the Ministry of Energy & Mineral Resources, acting on behalf of the Indonesian government, accepted the offer to acquire the final 7% interest in PTNNT. Subsequently, the Indonesian government designated Pusat Investasi Pemerintah (“PIP”), an agency of the Ministry of Finance, as the entity that will buy the final stake. On May 6, 2011, PIP and the foreign shareholders entered into a definitive agreement for the sale and purchase of the final 7% divestiture stake. Closing of the transaction is pending receipt of approvals from certain Indonesian government ministries. Further disputes may arise in regard to the divestiture of the 2010 shares.
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
Effective as of January 1, 2011, the local government in the region where the Batu Hijau mine is located commenced the enforcement of local regulations that purport to require PTNNT to pay additional taxes based on revenue and the value of PTNNT’s contracts. In addition, the regulations purport to require PTNNT to obtain certain export-related documents from the regional government for purposes of shipping copper concentrate. PTNNT is required to and has obtained all export related-documents in compliance with the laws and regulations of the central government. PTNNT believes that the new regional regulations are not enforceable as they expressly contradict higher level Indonesian laws that set out the permissible taxes that can be imposed by a regional government and all effective export requirements. PTNNT’s position is supported by Indonesia’s Ministry of Energy & Mineral Resources, Ministry of Trade, and the provincial government. To date, PTNNT has not been forced to comply with these new contradictory regional regulations. On February 4, 2011, PTNNT filed legal proceedings seeking to have the regulations declared null and void because they conflict with the laws of Indonesia. Subsequently, the Ministry of Home Affairs issued a decree declaring these local regulations to be contrary to Indonesian law and thus unenforceable. Further disputes with the local government could arise in relation to these regulations. PTNNT intends to vigorously defend its position in this dispute.
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
Subsequent to its initial claim, PTPI filed numerous additional lawsuits, two of which have been withdrawn, against Newmont Indonesia Limited (“NIL”) and Nusa Tenggara Mining Corporation (“NTMC”), a subsidiary of Sumitomo, in the South Jakarta District Court. Fundamentally, the cases all relate to PTPI’s contention that it owns, or has rights to own, the shares in PTNNT that have or will be divested to fulfill the requirements of the PTNNT Contract of Work and the March 2009 arbitration award. PTPI also makes various other allegations, including alleged rights in or to the Company’s or Sumitomo’s non-divestiture shares in PTNNT, and PTPI asserts claims for significant damages allegedly arising from NIL’s and NTMC’s unlawful acts in transferring the divestiture shares to a third party. On November 30, 2010, the South Jakarta District Court rendered a decision in favor of PTPI in one of the cases which included an order that NIL/NTMC transfer 31% of PTNNT shares to PTPI and pay PTPI $26 in damages and certain monetary penalties. The order is not final and binding until the appeal process is completed. NIL and NTMC appealed the decision. On June 28, 2011, the South Jakarta District Court ruled in favor of NIL and NTMC in one of PTPI’s lawsuits contending that PTPI has rights in or to NIL’s and NTMC’s non-divestiture shares. In the Company’s view, this ruling further conflicts with the November 30, 2010 ruling finding that PTPI has rights in the divestiture shares. PTPI has filed a notice of appeal.
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
On October 1, 2010, NIL and NVL requested, based upon the release agreement, that the arbitral tribunal issue an interim order requiring PTPI and its shareholders to discontinue the various Indonesian court proceedings and refrain from bringing additional lawsuits. On October 15, 2010, the tribunal issued an order granting NIL and NVL’s request. The order of the tribunal restrains PTPI and its agents from “proceeding with or continuing with or assisting or participating in the prosecution of the Indonesian [s]uits” and from commencing additional proceedings relating to the same subject matter as the Indonesian lawsuits. NIL and NVL are in the process of enforcing the interim award in Indonesian and Singapore courts but it is not known the extent to which the courts will enforce the award or whether PTPI and its shareholders will, in any event, abide by the award and any related court orders. PTPI and its shareholders have commenced proceedings in Singapore court to contest enforcement of the interim award.
On April 7, 2011, the arbitral tribunal issued a final award, while keeping the proceedings open to allow NIL and NVL to seek further relief as necessary, finding PTPI and its shareholders in breach of various provisions of the financing agreements, including the release agreement. The tribunal, for the second time, ordered PTPI and its agents to restrain from proceeding with the Indonesian lawsuits or filing new lawsuits relating to the same subject matter. In addition, the tribunal ordered PTPI and other shareholder defendants, collectively, to pay more than $11 in damages, costs and expenses. The Company has aggressively sought enforcement of the interim award and will continue to do so with regard to the April 7, 2011 award in Indonesian and Singapore courts.
The Company intends to continue vigorously defending the PTPI lawsuits and pursuing its claims against PTPI.
NWG Investments Inc. v. Fronteer Gold, Inc.
In April 2011, Newmont acquired Fronteer Gold Inc. (“Fronteer”). Fronteer has been named as a defendant in a lawsuit filed in New York State Supreme Court by NWG Investments Inc. (“NWG”).
Fronteer acquired NewWest Gold Corporation (“NewWest Gold”) in September 2007. At the time of that acquisition, NWG owned approximately 86% of NewWest Gold and an individual named Jacob Safra owned or controlled 100% of NWG. Prior to its acquisition of NewWest Gold, Fronteer entered into a June 2007 lock-up agreement with NWG providing that, among other things, NWG would support Fronteer’s acquisition of NewWest Gold. At that time, Fronteer owned approximately 42% of Aurora Energy Resources Inc. (“Aurora”), which, among other things, had a uranium exploration project in Labrador, Canada.
NWG contends that, during the negotiations leading up to the lock-up agreement, Fronteer represented to NWG that Aurora would commence uranium mining in Labrador by 2013, that this was a firm date, that Fronteer was not aware of any obstacle to doing so, that Aurora faced no serious environmental issues in Labrador and that Aurora’s competitors faced greater delays in commencing uranium mining. NWG further contends that it entered into the lock-up agreement and agreed to support Fronteer’s acquisition of NewWest Gold in reliance upon these purported representations. On October 11, 2007, less than three weeks after the Fronteer-NewWest Gold transaction closed, a member of the Nunatsiavut Assembly introduced a motion calling for the adoption of a moratorium on uranium mining in Labrador. On April 8, 2008, the Nunatsiavut Assembly adopted a three-year moratorium on uranium mining in Labrador. NWG contends that Fronteer was aware during the negotiations of the NWG/Fronteer lock-up agreement that the Nunatsiavut Assembly planned on adopting this moratorium and that its adoption would preclude Aurora from commencing uranium mining by 2013, but Fronteer nonetheless fraudulently induced NWG to enter into the lock-up agreement.
NWG has not yet filed or served a complaint upon Fronteer or Newmont. Newmont intends to defend this matter, but cannot reasonably predict the outcome.

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
As part of its ongoing business and operations, the Company and its affiliates are required to provide surety bonds, bank letters of credit and bank guarantees as financial support for various purposes, including environmental reclamation, exploration permitting, workers compensation programs and other general corporate purposes. At June 30, 2011 and December 31, 2010, there were $1,365 and $1,191, respectively, of outstanding letters of credit, surety bonds and bank guarantees. The surety bonds, letters of credit and bank guarantees reflect fair value as a condition of their underlying purpose and are subject to fees competitively determined in the market place. The obligations associated with these instruments are generally related to performance requirements that the Company addresses through its ongoing operations. As the specific requirements are met, the beneficiary of the associated instrument cancels and/or returns the instrument to the issuing entity. Certain of these instruments are associated with operating sites with long-lived assets and will remain outstanding until closure. Generally, bonding requirements associated with environmental regulation are becoming more restrictive. However, the Company believes it is in compliance with all applicable bonding obligations and will be able to satisfy future bonding requirements, through existing or alternative means, as they arise.
Newmont is from time to time involved in various legal proceedings related to its business. Except in the above-described proceedings, management does not believe that adverse decisions in any pending or threatened proceeding or that amounts that may be required to be paid by reason thereof will have a material adverse effect on the Company’s financial condition or results of operations.
NOTE 29 SUPPLEMENTARY DATA
Ratio of Earnings to Fixed Charges
The ratio of earnings to fixed charges for the six months ended June 30, 2011 was 12.9. The ratio of earnings to fixed charges represents income before income and mining tax expense, equity income (loss) of affiliates, loss from discontinued operations and net income attributable to noncontrolling interests, divided by interest expense. Interest expense includes amortization of capitalized interest and the portion of rent expense representative of interest. Interest expense does not include interest on income tax liabilities. The computation of the ratio of earnings to fixed charges can be found in Exhibit 12.1.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (dollars in millions, except per share, per ounce and per pound amounts)
The following discussion provides information that management believes is relevant to an assessment and understanding of the consolidated financial condition and results of operations of Newmont Mining Corporation and its subsidiaries (collectively, “Newmont,” the “Company,” “our” and “we”). We use certain non-GAAP financial performance measures in our MD&A. For a detailed description of each of the non-GAAP financial measures used in this MD&A, please see the discussion under “Non-GAAP Financial Performance Measures” beginning on page 60. References to “A$” refer to Australian currency, “C$” to Canadian currency, “NZ$” to New Zealand currency and “$” to United States currency.
This item should be read in conjunction with our interim unaudited Condensed Consolidated Financial Statements and the notes thereto included in this quarterly report. Additionally, the following discussion and analysis should be read in conjunction with Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations and the consolidated financial statements included in Part II of our Annual Report on Form 10-K for the year ended December 31, 2010 filed February 24, 2011.
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
Our vision is to be the most valued and respected mining company through industry leading performance. We remain focused on progressing the development of our next generation of mining projects. Approximately 40% of our 2011 capital expenditures will be invested in these projects and the development of our project pipeline, as we continue to deliver solid leverage to the gold price. Second quarter 2011 highlights are included below and discussed further in Results of Consolidated Operations.
Delivered strong operating performance
•	Attributable gold production of 1.2 million and 2.6 million ounces for the second quarter and first half of 2011, respectively, compared to 1.3 million and 2.6 million ounces for the same periods in 2010;
•	Consolidated Costs applicable to sales of $583 and $570 per ounce, for the second quarter and first half of 2011, respectively, compared to $485 and $481 per ounce for the same periods in 2010;
•	Attributable copper production of 44 million and 101 million pounds for the second quarter and first half of 2011, respectively, compared to 80 million and 170 million pounds for the same periods in 2010;
•	Consolidated Costs applicable to sales of $1.34 and $1.21 per pound, for the second quarter and first half of 2011, respectively, compared to $0.77 and $0.78 per pound for the same periods in 2010;
•	Sales of $2,384 and $4,849 for the second quarter and first half of 2011, respectively, an increase of 11% and 10% over the same periods in 2010;
•	Average realized gold price of $1,501 and $1,440 per ounce for the second quarter and first half of 2011, respectively, compared to $1,200 and $1,152 per ounce for the same periods in 2010;
•	Average realized copper price of $3.78 and $3.91 per pound for the second quarter and first half of 2011, respectively, compared to $2.33 and $2.87 per pound for the same periods in 2010; and
•	Maintaining 2011 Outlook for attributable gold and copper production, costs applicable to sales and capital expenditures.

Advancing our project pipeline
We previously disclosed our comprehensive plan for the development of our current portfolio of assets to potentially increase annual attributable gold production to approximately 7 million ounces by 2017. This production target represents an aggregate increase of approximately 35% from our current 2011 attributable gold production outlook of 5.1 to 5.3 million ounces. A progress update on the advancement of some of our projects follows:
Conga, Peru — We continue to advance additional drilling, engineering, procurement of long lead items, early infrastructure works and securing remaining permits needed for construction. Full funds approval by the Board of Directors (the “Board”) was received on July 27, 2011. If all permits are secured, first production is expected in late 2014 to early 2015 with approximately six months for ramp-up to commercial production. We expect annual estimated attributable production of approximately 300,000 to 350,000 gold ounces (at Costs applicable to sales of $400 to $450 per ounce) and 80 to 120 million copper pounds (at Costs applicable to sales of $1.25 to $1.75 per pound) per year for the first five years with a life of mine of approximately 19 years. Capital costs are estimated at $4,000 to $4,800 ($2,000 to $2,400 attributable to Newmont). At December 31, 2010 we reported 6.1 million attributable ounces of gold reserves and 1.7 billion pounds of copper reserves at Conga.
Akyem, Ghana — Board approval was obtained in the first quarter of 2011 and project and contractor teams continue to mobilize. We are completing detailed engineering and continue with the procurement of long lead items. We expect first production to begin in late 2013 or early 2014 with approximately three months for ramp-up to commercial production. Gold production is expected to be approximately 350,000 to 450,000 ounces (at Costs applicable to sales of $450 to $550 per ounce) per year for the first five years. Capital costs are estimated at $950 — $1,100. At December 31, 2010 we had 7.2 million ounces of gold reserves at Akyem.
Hope Bay, Canada — Hope Bay is a Canadian Arctic greenstone district with a strike length of 80 kilometers by 20 kilometers. Early stage exploration has identified numerous targets in the district and the 2009/2010 drilling programs have continued to support our view of the approximately 10 million ounce resource potential. Diamond drill operations are ongoing in 2011 with an expanded drill program of approximately 95 kilometers. An exploration decline at Doris North commenced in late 2010 and current development continues in favorable ground conditions. The decline should reach an ore face in the third quarter of 2011.
Long Canyon, Nevada — We completed the acquisition of Fronteer Gold, Inc. on April 6, 2011 and control the discovery of what we expect could be another Carlin-type trend at Long Canyon. We have commenced an initial 40 kilometer drilling program expected to be completed in 2011. Our intention is to bring the project into production in 2017 with initial estimated gold production of approximately 300,000 ounces per year.
Gold price-linked dividend
Our gold price-linked dividend policy contemplates a quarterly dividend based on our average realized gold price for the preceding quarter. Under the policy, unless otherwise determined by the Board, the dividend will be calculated based upon the average realized gold price during the preceding quarter (subject to certain adjustments) in the manner contemplated by the table below:

		Associated
Prior Quarter		Annualized
Average Realized	Associated Quarterly	Equivalent Payout/
Gold Price	Dividend Payout/share	share
$1,100 – $1,199	$0.10	$0.40
$1,200 – $1,299	$0.15	$0.60
$1,300 – $1,399	$0.20	$0.80
$1,400 – $1,499	$0.25	$1.00
$1,500 – $1,599	$0.30	$1.20
$1,600 – $1,699	$0.35	$1.40
$1,700 – $1,799	$0.40	$1.60

As noted above, the quarterly payout is anticipated to increase at a rate of $0.05 per share for each $100 per ounce rise in the average realized gold price for the preceding quarter. The third quarter 2011 dividend under this policy of $0.30 per share (based on a second quarter 2011 average realized gold price of $1,501 per ounce) represents an increase of 50% over the $0.20 dividend paid in the second quarter of 2011, and an increase of 100% over the third of quarter 2010 dividend. This dividend policy is intended as a non-binding guideline which will be periodically reviewed and reassessed by the Board. The declaration and payment of future dividends remains at the discretion of the Board and will depend on the Company’s financial results, cash requirements, future prospects and other factors deemed relevant by the Board.
Selected Financial and Operating Results

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Sales	$2,384	$2,153	$4,849	$4,395
Income from continuing operations	$660	$537	$1,330	$1,280
Net income	$524	$537	$1,194	$1,280
Net income attributable to Newmont stockholders	$387	$382	$901	$928

Per common share, basic:
Income from continuing operations attributable to Newmont stockholders	$1.06	$0.78	$2.10	$1.89
Net income attributable to Newmont stockholders	$0.78	$0.78	$1.82	$1.89

Adjusted net income (1)	$445	$377	$958	$786
Adjusted net income per share (1)	$0.90	$0.77	$1.94	$1.60

Consolidated gold ounces (thousands)
Produced (2)	1,398	1,557	2,914	3,173
Sold	1,391	1,546	2,869	3,127

Consolidated copper pounds (millions)
Produced (3)	74	148	176	307
Sold	79	128	184	275

Average price received, net:
Gold (per ounce)	$1,501	$1,200	$1,440	$1,152
Copper (per pound)	$3.78	$2.33	$3.91	$2.87

Costs applicable to sales:
Gold (per ounce)	$583	$485	$570	$481
Copper (per pound)	$1.34	$0.77	$1.21	$0.78

(1)	See “Non-GAAP Financial Measures” on page 60.

(2)	Contained basis (Attributable production after smelter recoveries were 1,223 and 1,292 thousand gold ounces for second quarter 2011 and 2010, respectively. Attributable production after smelter recoveries were 2,561 and 2,619 thousand gold ounces for first half 2011 and 2010, respectively).

(3)	Contained basis (Attributable production after smelter recoveries were 43 and 77 million copper pounds for second quarter 2011 and 2010, respectively. Attributable production after smelter recoveries were 97 and 163 million copper pounds for first half 2011 and 2010, respectively).
Consolidated Financial Results
Net income attributable to Newmont stockholders for the second quarter of 2011 was $387 ($0.78 per share) compared to $382 ($0.78 per share) for the second quarter of 2010. Results for the second quarter of 2011 compared to the second quarter of 2010 were impacted by higher realized gold and copper prices, lower income taxes and a gain on sale of marketable securities, mostly offset by lower sales volumes, higher production costs, a $136 Loss from discontinued operations and costs related to the acquisition of Fronteer Gold, Inc. Net income attributable to Newmont stockholders for the first half of 2011 was $901 ($1.82 per share) compared to $928 ($1.89 per share) for the first half of 2010. Results for the first half of 2011 compared to the first half of 2010 were impacted by lower sales volumes, higher production costs and income taxes, a $136 Loss from discontinued operations and acquisition related expenses, partially offset by higher realized gold and copper prices.

Gold Sales increased 13% and 15% in the second quarter and first half of 2011, respectively, compared to the same periods in 2010 due to higher realized prices, partially offset by decreased sales volumes. The following analysis summarizes the change in consolidated gold sales:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Consolidated gold sales:
Gross before provisional pricing	$2,089	$1,845	$4,139	$3,604
Provisional pricing mark-to-market gain	10	20	18	22

Gross after provisional pricing	2,099	1,865	4,157	3,626
Less: Treatment and refining charges	(11)	(10)	(26)	(23)

Net	$2,088	$1,855	$4,131	$3,603

Consolidated gold ounces sold (thousands):	1,391	1,546	2,869	3,127
Average realized gold price (per ounce):
Gross before provisional pricing	$1,502	$1,193	$1,443	$1,152
Provisional pricing mark-to-market gain	7	13	6	7

Gross after provisional pricing	1,509	1,206	1,449	1,159
Less: Treatment and refining charges	(8)	(6)	(9)	(7)

Net	$1,501	$1,200	$1,440	$1,152

The change in consolidated gold sales is due to:

	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2011 vs. 2010	2011 vs. 2010
Decrease in consolidated ounces sold	$(187)	$(299)
Increase in average realized gold price	421	830
Increase in treatment and refining charges	(1)	(3)

	$233	$528

Copper Sales decreased 1% and 9% in the second quarter and first half of 2011, respectively, compared to the same periods in 2010 due to decreased sales volumes, mostly offset by higher realized prices. The following analysis summarizes the change in consolidated copper sales:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Consolidated copper sales:
Gross before provisional pricing	$330	$401	$791	$894
Provisional pricing mark-to-market loss	(16)	(79)	(28)	(48)

Gross after provisional pricing	314	322	763	846
Less: Treatment and refining charges	(18)	(24)	(45)	(54)

Net	$296	$298	$718	$792

Consolidated copper pounds sold (millions)	79	128	184	275
Average realized copper price (per pound):
Gross before provisional pricing	$4.22	$3.13	$4.31	$3.24
Provisional pricing mark-to-market loss	(0.21)	(0.62)	(0.16)	(0.17)

Gross after provisional pricing	4.01	2.51	4.15	3.07
Less: Treatment and refining charges	(0.23)	(0.18)	(0.24)	(0.20)

Net	$3.78	$2.33	$3.91	$2.87

The change in consolidated copper sales is due to:

	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2011 vs. 2010	2011 vs. 2010
Decrease in consolidated pounds sold	$(127)	$(282)
Increase in average realized copper price	119	199
Decrease in treatment and refining charges	6	9

	$(2)	$(74)

The following is a summary of consolidated gold and copper sales, net:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Gold
North America:
Nevada	$529	$505	$1,111	$972
La Herradura	81	53	146	97

	610	558	1,257	1,069

South America:
Yanacocha	524	425	886	885

Asia Pacific:
Boddington	269	234	501	401
Batu Hijau	92	170	232	335
Other Australia/New Zealand	375	308	790	622

	736	712	1,523	1,358

Africa:
Ahafo	218	160	465	291

	2,088	1,855	4,131	3,603

Copper
Asia Pacific:
Batu Hijau	242	258	611	713
Boddington	54	40	107	79

	296	298	718	792

	$2,384	$2,153	$4,849	$4,395

Costs applicable to sales for gold increased in the second quarter and first half of 2011 compared to the same periods in 2010 due to higher waste mining activities, higher milling, labor and royalty costs, higher diesel prices and a stronger Australian dollar, partially offset by higher by-product credits and lower workers’ participation costs. Costs applicable to sales for copper increased in the second quarter and first half of 2011 compared to the same periods in 2010 due to higher waste mining costs at Batu Hijau and higher mill maintenance costs at Boddington, partially offset by lower production at Batu Hijau and higher by-product credits. For a complete discussion regarding variations in operations, see Results of Consolidated Operations below.
Amortization increased in the second quarter of 2011 compared to the second quarter of 2010 due to higher mine development and asset retirement costs at Yanacocha and higher mine development costs at Other Australia/New Zealand, partially offset by lower production at Nevada. Amortization increased in the first half of 2011 compared to the first half of 2010 due to higher mine development and asset retirement costs at Yanacocha and higher mine development costs at Other Australia/New Zealand, partially offset by lower production from Batu Hijau. We continue to expect Amortization to be approximately $1,025 to $1,035 in 2011.

The following is a summary of Costs applicable to sales and Amortization by operation:

	Costs Applicable				Costs Applicable
	to Sales		Amortization		to Sales		Amortization
	Three Months Ended		Three Months Ended		Six Months Ended		Six Months Ended
	June 30,		June 30,		June 30,		June 30,
	2011	2010	2011	2010	2011	2010	2011	2010
Gold
North America:
Nevada	$224	$246	$56	$64	$496	$497	$128	$126
La Herradura	27	19	5	5	45	32	9	8

	251	265	61	69	541	529	137	134

South America:
Yanacocha	190	139	66	40	343	293	119	77
Asia Pacific:
Boddington	117	113	31	34	217	193	59	56
Batu Hijau	30	42	7	12	64	76	14	22
Other Australia/New Zealand	158	136	31	24	324	293	66	56

	305	291	69	70	605	562	139	134

Africa:
Ahafo	65	55	20	19	145	119	42	36

	811	750	216	198	1,634	1,503	437	381

Copper
Asia Pacific:
Batu Hijau	79	73	18	19	168	165	38	46
Boddington	27	25	7	6	55	49	14	13

	106	98	25	25	223	214	52	59

Other
Hope Bay	—	—	4	3	—	—	7	6
Asia Pacific	—	—	—	1	—	—	1	1
Corporate and other	—	—	5	4	—	—	9	8

	—	—	9	8	—	—	17	15

	$917	$848	$250	$231	$1,857	$1,717	$506	$455

Exploration expense increased $36 in the second quarter of 2011 compared to the second quarter of 2010 due to additional near mine expenditures in all regions, with the largest increases in Nevada and Africa. Exploration expense increased $55 in the first half of 2011 compared to the first half of 2010 due to additional near mine expenditures in all regions, with the largest increases in Nevada, Africa and Australia. We continue to expect Exploration expense to be approximately $335 to $345 in 2011.

Advanced projects, research and development expense in the second quarter and first half of 2011 and 2010 are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Hope Bay	$41	$25	$79	$35
Conga	5	2	6	3
Akyem	1	1	1	4
Technical and project services	18	11	33	23
Corporate	6	9	9	21
Other	15	9	26	17

	$86	$57	$154	$103

We continue to expect Advanced projects, research and development expenses to be approximately $405 to $415 in 2011.
General and administrative expenses increased by $7 for both the second quarter and first half of 2011 compared to the same periods of 2010 due to higher compensation and benefit costs. We continue to expect General and administrative expenses to be approximately $190 to $200 in 2011.
Other expense, net increased by $26 in the second quarter of 2011 compared to the second quarter of 2010 mainly due to Fronteer acquisition costs. Other expense, net increased by $10 in the first half of 2011 compared to the first half of 2010 due to the Indonesian value added tax settlement and Fronteer acquisition costs, partially offset by lower community development costs in 2011.
Other income, net increased by $4 in the second quarter of 2011 compared to the second quarter of 2010 due to the sale of our investment in New Gold, Inc., partially offset by foreign currency exchange losses and a decrease in Canadian Oil Sands dividends. Other income, net decreased by $13 in the first half of 2011 compared to the first half of 2010 due to the sale of non-core assets in 2010, foreign currency exchange losses and a decrease in Canadian Oil Sands dividends, partially offset by the sale of our investment in New Gold, Inc.
Interest expense, net decreased by $6 and $16 in the second quarter and first half of 2011, respectively, compared to the same periods in 2010 due to the prepayment of the Yanacocha senior notes and credit facility in 2010 and higher capitalized interest. Capitalized interest increased by $6 and $10 in the second quarter and first half of 2011, respectively, compared to the same periods in 2010 due to higher capitalized costs related to the advancement of our project pipeline. We continue to expect Interest expense, net to be approximately $235 to $245 in 2011.
Income and mining tax expense during the second quarter of 2011 was $187 resulting in an effective tax rate of 22%. Income and mining tax expense during the second quarter of 2010 was $283 for an effective tax rate of 34%. The lower effective rate in 2011 resulted from the conversion of non-US tax-paying entities to entities currently subject to U.S. income tax and the change in the jurisdictional blend of our taxable income and the effect it has on the overall rate impact from percentage depletion. Income and mining tax expense during the first half of 2011 was $492 resulting in an effective tax rate of 27%. Income tax expense during the first half of 2010 was $424 for an effective tax rate of 25%. In the first half of 2010, a tax benefit of $127 was recorded in connection with conversion of non-U.S. tax-paying entities to entities currently subject to U.S. income tax resulting in an increase in net deferred tax assets. The effective tax rates are different from the United States statutory rate of 35% primarily due to the above mentioned tax benefits and U.S. percentage depletion. For a complete discussion of the factors that influence our effective tax rate, see Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations in Newmont’s Annual Report on Form 10-K for the year ended December 31, 2010 filed February 24, 2011. We expect the 2011 tax rate to be approximately 26% to 30%, assuming an average realized gold price of $1,450 per ounce.
Net income attributable to noncontrolling interests decreased to $137 in the second quarter of 2011 compared to $155 in the second quarter of 2010 as a result of decreased earnings at Batu Hijau, partially offset by increased earnings at Yanacocha. Net income attributable to noncontrolling interests decreased to $293 in the first half of 2011 compared to $352 in the first half of 2010 as a result of decreased earnings at Batu Hijau and Yanacocha.
Loss from discontinued operations includes the accrual of St. Andrew Goldfields Ltd.’s Holt property royalty in the second quarter of 2011. In 2009, the Superior Court issued a decision finding Newmont Canada Corporation (“Newmont Canada”) liable for a sliding scale royalty on production from the Holt property, which Newmont Canada appealed. In May 2011, the Ontario Court of Appeal upheld the Superior Court ruling resulting in a $136 charge, net of tax benefits of $7.

Results of Consolidated Operations

	Gold or Copper Produced(1)		Costs Applicable to Sales(2)		Amortization
	2011	2010	2011	2010	2011	2010
	(ounces in thousands)		($ per ounce)		($ per ounce)
Three Months Ended June 30,
Gold
North America	410	463	$620	$570	$151	$149
South America	342	353	545	389	187	113
Asia Pacific	500	609	620	491	141	119
Africa	146	132	446	416	138	147

Total/Weighted-Average	1,398	1,557	$583	$485	$155	$129

Attributable to Newmont(3)(4)	1,228	1,298	$588	$507

Net Attributable to Newmont(4)			$499	$426

	(pounds in millions)		($ per pound)		($ per pound)
Copper
Asia Pacific	74	148	$1.34	$0.77	$0.33	$0.20

Attributable to Newmont(4)	44	80	$1.41	$0.86

	Gold or Copper Produced(1)		Costs Applicable to Sales(2)		Amortization
	2011	2010	2011	2010	2011	2010
	(ounces in thousands)		($ per ounce)		($ per ounce)
Six Months Ended June 30,
Gold
North America	892	936	$619	$573	$157	$145
South America	630	776	561	380	194	100
Asia Pacific	1,060	1,209	570	475	131	113
Africa	332	252	449	475	129	146

Total/Weighted-Average	2,914	3,173	$570	$481	$152	$122

Attributable to Newmont(4)(5)	2,570	2,630	$575	$506

Net Attributable to Newmont(4)			$467	$385

	(pounds in millions)		($ per pound)		($ per pound)
Copper
Asia Pacific	176	307	$1.21	$0.78	$0.28	$0.21

Attributable to Newmont(4)	101	170	$1.32	$0.88

(1)	Contained basis (Attributable production after smelter recoveries were 1,223 and 1,292 thousand gold ounces and 43 and 77 million copper pounds for second quarter 2011 and 2010, respectively. Attributable production after smelter recoveries were 2,561 and 2,619 thousand gold ounces and 97 and 163 million copper pounds for first half 2011 and 2010, respectively.)

(2)	Excludes Amortization and Reclamation and remediation.

(3)	Includes 18 and 4 thousand ounces in 2011 from our non-consolidated interests in La Zanja and Duketon, respectively.

(4)	See Non-GAAP Financial Measures on page 60.

(5)	Includes 30 and 8 thousand ounces in 2011 from our non-consolidated interests in La Zanja and Duketon, respectively.
Second quarter 2011 compared to 2010
Consolidated gold production decreased 10% due to processing lower grade stockpiles at Batu Hijau and lower grade ore at Nevada, partially offset by higher production from Boddington and Africa. Consolidated copper production decreased 50% due to processing lower grade stockpiles at Batu Hijau.
Costs applicable to sales per consolidated gold ounce sold increased 20% due to lower production from Batu Hijau, Yanacocha and Nevada, higher waste mining, milling, labor and royalty costs and a stronger Australian dollar, net of hedging gains, partially offset by higher by-product credits and lower workers’ participation costs. Costs applicable to sales per consolidated copper pound sold increased 74% due to lower production at Batu Hijau.
Amortization increased 20% per consolidated gold ounce sold and 65% per consolidated copper pound sold due to lower production and higher mine development and asset retirement costs.

First half 2011 compared to 2010
Consolidated gold production decreased 8% due to processing lower grade stockpiles at Batu Hijau, lower grade ore at Nevada and lower leach production from South America, partially offset by higher production from Africa, Boddington and La Herradura. Consolidated copper production decreased 43% due to processing lower grade stockpiles at Batu Hijau.
Costs applicable to sales per consolidated gold ounce sold increased 19% due to lower production from Batu Hijau, Yanacocha and Nevada, higher waste mining, milling, labor and royalty costs and a stronger Australian dollar, net of hedging gains, partially offset by higher by-product credits and lower workers’ participation costs. Costs applicable to sales per consolidated copper pound sold increased 55% due to lower production at Batu Hijau.
Amortization increased 25% per consolidated gold ounce sold and 33% per consolidated copper pound sold due to lower production and higher mine development and asset retirement costs.
We continue to expect gold production of 5.1 to 5.3 million ounces attributable to Newmont at consolidated Costs applicable to sales per ounce of approximately $560 to $590. Our Costs applicable to sales for the year are expected to change by approximately $5 per ounce for every $10 change in the oil price and by approximately $2 per ounce for every $0.10 change in the A$ exchange rate. We continue to expect copper production of approximately 190 to 220 million pounds attributable to Newmont at consolidated Costs applicable to sales per pound of approximately $1.25 to $1.50 in 2011.
North America Operations

	Gold Ounces Produced		Costs Applicable to Sales(1)		Amortization
	2011	2010	2011	2010	2011	2010
	(in thousands)		($ per ounce)		($ per ounce)
Three Months Ended June 30,
Nevada	357	420	$636	$584	$159	$153
La Herradura(2)	53	43	514	431	98	109

Total/Weighted-Average	410	463	$620	$570	$151	$149

Attributable to Newmont	410	463

	Gold Ounces Produced		Costs Applicable to Sales(1)		Amortization
	2011	2010	2011	2010	2011	2010
	(in thousands)		($ per ounce)		($ per ounce)
Six Months Ended June 30,
Nevada	790	853	$640	$592	$165	$150
La Herradura(2)	102	83	456	389	95	102

Total/Weighted-Average	892	936	$619	$573	$157	$145

Attributable to Newmont	892	936

(1)	Excludes Amortization and Reclamation and remediation.

(2)	Our proportionately consolidated 44%.
Second quarter 2011 compared to 2010
Nevada, USA. Gold production decreased 15% due to mining and processing lower grade ore, partially offset by higher mill throughput and leach placement and the commencement of underground mining at Exodus. Open pit ore tons mined increased 47% as the remediation of the Gold Quarry pit slope failure was completed. Costs applicable to sales per ounce increased 9% due to lower production and higher diesel prices, partially offset by higher by-product credits. Amortization per ounce increased 4% due to lower production.
La Herradura, Mexico. Gold production increased 23% due to higher leach placement at Soledad - Dipolos. Costs applicable to sales per ounce increased 19% due to higher mining, leaching and employee profit sharing costs, partially offset by higher production and by-product credits. Amortization per ounce decreased 10% due to higher production.
First half 2011 compared to 2010
Nevada, USA. Gold production decreased 7% due to mining and processing lower grade ore and lower mill recovery, partially offset by the commencement of underground mining at Exodus. Costs applicable to sales per ounce increased 8% due to lower production, partially offset by higher by-product credits. Amortization per ounce increased 10% due to lower production and higher capitalized mine development.

La Herradura, Mexico. Gold production increased 23% due to higher leach placement at Soledad - Dipolos. Costs applicable to sales per ounce increased 17% due to higher mining, leaching and employee profit sharing costs, partially offset by higher production and by-product credits. Amortization per ounce decreased 7% due to higher production.
We continue to expect gold production in North America of approximately 2.0 to 2.1 million ounces at Costs applicable to sales per ounce of approximately $560 to $600 in 2011.
South America Operations

	Gold Ounces Produced		Costs Applicable to Sales(1)		Amortization
	2011	2010	2011	2010	2011	2010
	(in thousands)		($ per ounce)		($ per ounce)
Three Months Ended June 30,
Yanacocha (51.35% owned)	342	353	$545	$389	$187	$113

Attributable to Newmont(2)	193	181

	Gold Ounces Produced		Costs Applicable to Sales(1)		Amortization
	2011	2010	2011	2010	2011	2010
	(in thousands)		($ per ounce)		($ per ounce)
Six Months Ended June 30,
Yanacocha (51.35% owned)	630	776	$561	$380	$194	$100

Attributable to Newmont(2)	353	398

(1)	Excludes Amortization and Reclamation and remediation.

(2)	Includes 18 and 30 thousand ounces in the second quarter and first half of 2011, respectively, from our 46.94% non-consolidated interest in La Zanja.
Second quarter 2011 compared to 2010
Yanacocha, Peru. Gold production decreased 3% due to lower leach placement at Yanacocha and La Quinua as a result of mine sequencing and lower equipment availability, partially offset by higher mill grade, throughput and recovery. Ore tons mined decreased 39% due to mine sequencing at El Tapado. Costs applicable to sales per ounce increased 40% due to lower production combined with higher waste mining, diesel prices and labor and royalty costs, partially offset by higher by-product credits and lower workers’ participation costs. Amortization per ounce increased 65% due to lower production and higher mine development and asset retirement costs.
First half 2011 compared to 2010
Yanacocha, Peru. Gold production decreased 19% due to lower leach placement at Yanacocha, La Quinua and Carachugo as a result of mine sequencing and lower equipment availability. Ore tons mined decreased 37% due to mine sequencing and adverse working conditions at El Tapado. Costs applicable to sales per ounce increased 48% due to lower production combined with higher waste mining, diesel prices and labor and royalty costs, partially offset by higher by-product credits and lower workers’ participation costs. Amortization per ounce increased 94% due to lower production and higher mine development and asset retirement costs.
We continue to expect attributable gold production in South America of approximately 715,000 to 775,000 ounces at consolidated Costs applicable to sales per ounce of approximately $500 to $550 in 2011.

Asia Pacific Operations

	Gold or Copper
	Produced(1)		Costs Applicable to Sales(2)		Amortization
	2011	2010	2011	2010	2011	2010
	(ounces in thousands)		($ per ounce)		($ per ounce)
Three Months Ended June 30,
Gold
Boddington	205	184	$641	$582	$173	$177
Batu Hijau (3)	51	169	490	294	113	81
Other Australia/New Zealand	244	256	638	533	124	96

Total/Weighted-Average	500	609	$620	$491	$141	$119

Attributable to Newmont(4)	479	522

	(pounds in millions)		($ per pound)		($ per pound)
Copper
Boddington	16	15	$1.94	$1.55	$0.52	$0.40
Batu Hijau(3)	58	133	1.23	0.66	0.28	0.17

Total/Weighted-Average	74	148	$1.34	$0.77	$0.33	$0.20

Attributable to Newmont	44	80

	Gold or Copper
	Produced(1)		Costs Applicable to Sales(2)		Amortization
	2011	2010	2011	2010	2011	2010
	(ounces in thousands)		($ per ounce)		($ per ounce)
Six Months Ended June 30,
Gold
Boddington	370	342	$620	$560	$170	$163
Batu Hijau (3)	147	335	384	253	86	71
Other Australia/New Zealand	543	532	595	545	120	104

Total/Weighted-Average	1,060	1,209	$570	$475	$131	$113

Attributable to Newmont(4)	993	1,044

	(pounds in millions)		($ per pound)		($ per pound)
Copper
Boddington	30	29	$2.06	$1.80	$0.53	$0.47
Batu Hijau(3)	146	278	1.07	0.66	0.24	0.19

Total/Weighted-Average	176	307	$1.21	$0.78	$0.28	$0.21

Attributable to Newmont	101	170

(1)	Contained basis (Attributable production after smelter recoveries were 475 and 517 thousand gold ounces and 42 and 77 million copper pounds for second quarter 2011 and 2010, respectively. Attributable production after smelter recoveries were 985 and 1,034 thousand gold ounces and 97 and 163 million copper pounds for first half 2011 and 2010, respectively.)

(2)	Excludes Amortization and Reclamation and remediation.

(3)	Our economic interest in Batu Hijau was 48.5% for all periods presented except the first half of 2010 during which our interest was 50.66%.

(4)	Includes 4 and 8 thousand ounces in the second quarter and first half of 2011, respectively, from our 16.17% non-consolidated interest in Duketon.
Second quarter 2011 compared to 2010
Boddington, Australia. Gold production increased 11% due to higher throughput. Copper production increased 7% due to higher throughput, partially offset by lower recovery. Costs applicable to sales increased 10% per ounce and 25% per pound due to higher conveyor maintenance, royalty and power costs, higher diesel prices and a stronger Australian dollar, net of hedging gains, partially offset by higher production and by-product credits. Amortization per ounce decreased 2% due to higher production, partially offset by higher asset retirement costs. Amortization per pound increased 30% due to higher asset retirement costs and a higher allocation of costs to copper.

Batu Hijau, Indonesia. Copper and gold production decreased 56% and 70%, respectively, due to lower grade, throughput and recovery as a result of processing stockpiled material compared to higher grade Phase 5 ore in 2010. Waste tons mined doubled as Phase 6 waste removal continues as planned. Costs applicable to sales increased 86% per pound and 67% per ounce due to lower production and higher waste mining costs, partially offset by higher by-product credits. Costs applicable to sales per pound and per ounce were also impacted by a higher allocation of costs to copper versus gold. Amortization increased 65% per pound and 40% per ounce due to lower production.
Other Australia/New Zealand. Gold production decreased 5% due to lower throughput at Tanami and Jundee and a build-up of in-process inventory at Jundee, partially offset by higher throughput at Kalgoorlie and Waihi. Costs applicable to sales per ounce increased 20% due to lower production and higher operating costs which were driven by higher power and diesel prices and a stronger Australian dollar, net of hedging gains. Amortization per ounce increased 29% due to lower production and higher mine development costs at Jundee.
First half 2011 compared to 2010
Boddington, Australia. Gold production increased 8% and copper production increased 3% due to higher throughput, partially offset by lower recovery. Costs applicable to sales increased 11% per ounce and 14% per pound due to higher conveyor maintenance, diesel, royalty and power costs and a stronger Australian dollar, net of hedging gains, partially offset by higher production and by-product credits. Amortization increased 4% per ounce and 13% per pound due to higher asset retirement costs, partially offset by higher production.
Batu Hijau, Indonesia. Copper and gold production decreased 47% and 56%, respectively, due to lower grade, throughput and recovery as a result of processing more stockpiled material compared to higher grade Phase 5 ore in 2010. Waste tons mined more than doubled as Phase 6 waste removal continues as planned. The Company expects to reach Phase 6 ore in late 2013. Costs applicable to sales increased 62% per pound and 52% per ounce due to lower production and higher waste mining costs, partially offset by higher by-product credits. Costs applicable to sales per pound and per ounce were also impacted by a higher allocation of costs to copper versus gold. Amortization increased 26% per pound and 21% per ounce due to lower production.
Other Australia/New Zealand. Gold production increased 2% due to higher mill ore grade at Tanami and Kalgoorlie, partially offset by lower throughput at Jundee. Costs applicable to sales per ounce increased 9% due to higher operating costs which were driven by higher power and diesel prices and a stronger Australian dollar, net of hedging gains, partially offset by higher production. Amortization per ounce increased 15% due to higher mine development costs at Jundee.
We continue to expect attributable gold production for Asia Pacific of approximately 1.9 to 2.0 million ounces at consolidated Costs applicable to sales per ounce of approximately $600 to $675 and attributable copper production of approximately 190 to 220 million pounds at consolidated Costs applicable to sales per pound of approximately $1.25 to $1.50 in 2011.
On May 6, 2011 we announced that a definitive agreement was signed with an agency of the Indonesian Government’s Ministry of Finance for the sale of the final 7% divestiture stake in PT Newmont Nusa Tenggara (“PTNNT”), as required under the terms of PTNNT’s Contract of Work with the Indonesian Government. PTNNT operates the Batu Hijau copper and gold mine in Indonesia. Nusa Tenggara Partnership B.V. (“NTPBV”), which holds Newmont’s shares in PTNNT together with shares held by a subsidiary of Sumitomo Corporation of Japan, entered into the agreement with Pusat Investasi Pemerintah (“PIP”). The Government of Indonesia designated PIP as the buyer for the final 7% interest by exercising a right of first refusal set out in the Contract of Work. Upon closing of the transaction, NTPBV’s interest in Batu Hijau will be reduced to 49%, as required under the Contract of Work. The price agreed for the 7% stake is approximately $247.
Newmont’s economic interest in PTNNT following the closing of the transaction will be 44.56%, which includes direct ownership of 27.56% and a 17% effective economic interest through financing arrangements with existing shareholders. We have identified VIEs in connection with our economic interests in PTNNT due to certain funding arrangements and shareholder commitments. We have financing arrangements with PT Pukuafu Indah and PT Indonesia Masbaga Investama, whereby we agreed to advance certain funds to them in exchange for (i) a pledge of their combined 20% share of PTNNT, (ii) an assignment of dividends payable on the shares, net of withholding tax, (iii) powers of attorney to vote and sell the shares in support of the pledge, enforceable in an event of default as further security for the funding, and (iv) a commitment from them to support the application of our standards to the operation of the Batu Hijau mine. Therefore we expect to continue to consolidate PTNNT in our consolidated financial statements after the final 7% sale is completed.
Africa Operations

	Gold Ounces Produced		Costs Applicable to Sales(1)		Amortization
	2011	2010	2011	2010	2011	2010
	(in thousands)		($ per ounce)		($ per ounce)
Three Months Ended June 30,
Ahafo	146	132	$446	$416	$138	$147

Attributable to Newmont	146	132

	Gold Ounces Produced		Costs Applicable to Sales(1)		Amortization
	2011	2010	2011	2010	2011	2010
	(in thousands)		($ per ounce)		($ per ounce)
Six Months Ended June 30,
Ahafo	332	252	$449	$475	$129	$146

Attributable to Newmont	332	252

(1)	Excludes Amortization and Reclamation and remediation.
Second quarter 2011 compared to 2010
Ahafo, Ghana. Gold production increased 11% due to higher mill ore grade and recovery as a result of mine sequencing. Costs applicable to sales per ounce increased 7% due to higher diesel prices and higher power, labor and royalty costs, partially offset by higher production. Amortization per ounce decreased 6% due to higher production.

First half 2011 compared to 2010
Ahafo, Ghana. Gold production increased 32% due to higher mill ore grade and recovery as a result of mine sequencing. Costs applicable to sales per ounce decreased 5% due to higher production, partially offset by higher diesel prices and higher power, labor, royalty and contracted services costs. Amortization per ounce decreased 12% due to higher production, partially offset by higher mine development costs.
We continue to expect gold production in Africa of approximately 550,000 to 590,000 ounces at Costs applicable to sales per ounce of approximately $485 and $535 in 2011.
Foreign Currency Exchange Rates
Our foreign operations sell their gold and copper production based on U.S. dollar metal prices. Approximately 43% and 36% of our Costs applicable to sales were paid in local currencies during the second quarter of 2011 and 2010, respectively. Approximately 42% and 35% of our Costs applicable to sales were paid in local currencies during the first half of 2011 and 2010, respectively. Variations in the local currency exchange rates in relation to the U.S. dollar at our foreign mining operations increased consolidated Costs applicable to sales per ounce by approximately $21 and $15, net of hedging gains and losses, during the second quarter and first half of 2011, respectively, compared to the same periods in 2010.
Liquidity and Capital Resources
Cash Provided from Operating Activities
Net cash provided from continuing operations was $1,403 in the first half of 2011, a decrease of $78 from the first half of 2010 primarily due to a net increase in working capital of $289, primarily from payments at Batu Hijau for 2010 taxes paid in 2011, higher costs applicable to sales of $140, lower gold and copper sales volumes of $299 and $282, respectively, and higher exploration costs of $55, partially offset by higher realized gold and copper prices of $830 and $199, respectively, as discussed above in Consolidated Financial Results.

Investing Activities
Net cash used in investing activities increased to $3,280 during the first half of 2011 compared to $605 during the same period of 2010, due largely to the acquisition of Fronteer and increased capital spending. Additions to property, plant and mine development were as follows:

	Six Months Ended June 30,
	2011	2010
North America:
Nevada	$228	$117
Hope Bay	41	48
La Herradura	27	22

	296	187

South America:
Yanacocha	127	68
Conga	251	43

	378	111

Asia Pacific:
Boddington	75	81
Batu Hijau	88	33
Other Australia/New Zealand	134	71
Other Asia Pacific	4	3

	301	188

Africa:
Ahafo	37	51
Akyem	67	22

	104	73

Corporate and Other	18	11

Accrual basis	1,097	570
Decrease (increase) in accrued capital expenditures	(77)	58

Cash basis	$1,020	$628

Capital expenditures in North America during the first half of 2011 were primarily related to development at the Turf/Leeville, Midas, Exodus and Pete Bajo underground projects in Nevada, infrastructure at the Hope Bay project in Canada and sustaining mine development. Capital expenditures in South America were primarily related to Conga and leach pad and surface mine development at Yanacocha. The majority of capital expenditures in Asia Pacific were for surface and underground development, equipment, tailings facility construction and infrastructure improvements. Capital expenditures in Africa were primarily related to Akyem and the Subika expansion project at Ahafo. We continue to expect 2011 capital expenditures to be approximately $2,700 to $3,000. Capital spending through the first half of 2011 has been lower than expected across the portfolio, but is expected to accelerate in the second half of the year.
Capital expenditures in North America during the first half of 2010 were primarily related to the Hope Bay Project, the Turf/Leeville and Exodus underground projects in Nevada, and sustaining mine development. Capital expenditures in South America were primarily related to Conga and leach pad development and equipment purchases at Yanacocha. The majority of capital expenditures in Asia Pacific were for surface and underground development, mining equipment, and infrastructure improvements. Capital expenditures in Africa were primarily related to Akyem, Amoma, and Subika expansion projects, tailings dam construction and sustaining mine development at Ahafo.
Proceeds from sale of marketable securities. During the first half of 2011, we received $55 for the sale of our investment in New Gold, Inc.
Purchases of marketable securities. During the first half of 2011 and 2010, we purchased marketable securities of $15 and $7, respectively.
Acquisitions, net. On February 3, 2011, we announced an agreement with Fronteer Gold, Inc. (“Fronteer”) to acquire all of the outstanding common shares of Fronteer. On April 6, 2011, Newmont acquired 153 million common shares of Fronteer for total consideration of $2,259 less cash received from the acquisition of $2 for a net payment of $2,257. In connection with the acquisition, Newmont incurred transaction costs of $21 during the first half of 2011, which were recorded in Other Expense, net. We also paid $13 of contingent payments in accordance with the 2009 Boddington acquisition agreement.

Proceeds from sale of other assets. During the first half of 2011, we received $6 primarily from the sale of investments. During the first half of 2010 proceeds included $13 from the sale of our 40% interest in AGR Matthey Joint Venture (“AGR”) and $5 for the sale of our joint venture exploration property in Armenia. We also received $34 from the sale of other assets including non-core assets held at Tanami.
Financing Activities
Net cash used in financing activities was $380 and $470 during the first half of 2011 and 2010, respectively.
Proceeds from and repayment of debt. During the first half of 2011, we borrowed $803 under our revolving credit facility and paid debt issuance costs of $28. We repaid $973 of debt, including repayment of $713 under our revolving credit facility and scheduled debt repayments of $223 for our 8 5/8 Senior Notes, $30 related to the sale-leaseback of the refractory ore treatment plant (classified as a capital lease) and $7 on other credit facilities and capital leases. At June 30, 2011, $239 of the $2,500 revolving credit facility was used to secure the issuance of letters of credit, primarily supporting reclamation obligations (see “Off-Balance Sheet Arrangements” below). During the first half of 2010, we repaid $263 of debt, including pre-payment of the $220 balance under the PTNNT project financing facility, scheduled debt repayments of $24 related to the sale-leaseback of the refractory ore treatment plant and $19 on other credit facilities and capital leases.
Scheduled minimum debt repayments are $5 for the remainder of 2011, $572 in 2012, $42 in 2013, $544 in 2014, $18 in 2015, and $3,129 thereafter. We expect to be able to fund maturities of debt from Net cash provided by operating activities, short-term investments, existing cash balances and available credit facilities.
At June 30, 2011 and 2010, we were in compliance with all required debt covenants and other restrictions related to debt agreements.
Sale of noncontrolling interests. In March 2010, Nusa Tenggara Partnership (“NTP”) completed the sale of 7% of shares in PTNNT to a third party buyer. Cash proceeds from the sale were $229, with our 56.25% share being $129 and the balance of $100 was paid to our NTP partner.
Acquisition of noncontrolling interests. During the first half of 2010, we increased our economic interest in PTNNT by advancing $109 to noncontrolling interests.
Dividends paid to common stockholders. We declared regular quarterly dividends totaling $0.35 and $0.20 per common share for the six months ended June 30, 2011 and 2010, respectively. Additionally, Newmont Mining Corporation of Canada Limited, a subsidiary of the Company, declared regular quarterly dividends on its exchangeable shares totaling C$0.3403 per share through June 30, 2011 and C$0.2058 through June 30, 2010. We paid dividends of $173 and $98 to common stockholders in the first half of 2011 and 2010, respectively.
Dividends paid to noncontrolling interests. We paid dividends of $17 and $307 to noncontrolling interests during the first half of 2011 and 2010, respectively. The payments in 2011 included $15 of Indonesian withholding taxes related to dividends paid to noncontrolling interests in December 2010. The dividends paid during the first half of 2010 included $100 for our NTP partner’s share of the sale of the 7% interest in Batu Hijau and $205 for our partners’ share of a $476 PTNNT dividend.
Proceeds from stock issuance. We received proceeds of $8 and $30 during the first half of 2011 and 2010, respectively, from the issuance of common stock.
Discontinued Operations
Net operating cash used in discontinued operations was $2 and $13 in the first half of 2011 and 2010, respectively. Discontinued operations in 2011 relate to the initial payment on the Holt property royalty. The 2010 amount related to the Kori Kollo operation in Bolivia which was sold in 2009.

Off-Balance Sheet Arrangements
We have the following off-balance sheet arrangements: operating leases (as discussed in Note 29 to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2010, filed on February 24, 2011) and $1,365 of outstanding letters of credit, surety bonds and bank guarantees (see Note 28 to the Condensed Consolidated Financial Statements).
We also have sales agreements to sell copper and gold concentrates at market prices as follows (in thousands of tons):

	2011	2012	2013	2014	2015	Thereafter
Batu Hijau	527	450	430	518	—	—
Boddington	132	259	243	254	231	672
Nevada	61	75	—	—	—	—

	720	784	673	772	231	672

Environmental
Our mining and exploration activities are subject to various federal and state laws and regulations governing the protection of the environment. We have made, and expect to make in the future, expenditures to comply with such laws and regulations, but cannot predict the full amount of such future expenditures. At June 30, 2011 and December 31, 2010, $922 and $904, respectively, were accrued for reclamation costs relating to currently or recently producing mineral properties.
In addition, we are involved in several matters concerning environmental obligations associated with former mining activities. Based upon our best estimate of our liability for these matters, $172 and $144 were accrued for such obligations at June 30, 2011 and December 31, 2010, respectively. We spent $8 and $8 during the first half of 2011 and 2010, respectively, for environmental obligations related to the former, primarily historic, mining activities and have classified $19 as a current liability at June 30, 2011.
During the first half of 2011 and 2010, capital expenditures were approximately $55 and $36, respectively, to comply with environmental regulations. Ongoing costs to comply with environmental regulations have not been a significant component of operating costs.
For more information on the Company’s reclamation and remediation liabilities, see Notes 4 and 28 to the Condensed Consolidated Financial Statements.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net income attributable to Newmont stockholders	$387	$382	$901	$928
Fronteer acquisition costs	17	—	18	—
PTNNT community contribution	—	—	—	13
Asset sales/impairments	(30)	(5)	(32)	(28)
Income tax benefit from internal restructuring	(65)	—	(65)	(127)
Loss from discontinued operations	136	—	136	—

Adjusted net income	$445	$377	$958	$786

Adjusted net income per share(1)	$0.90	$0.77	$1.94	$1.60

(1)	Calculated using weighted average number of shares outstanding, basic.
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
The following tables reconcile these non-GAAP measures to the most directly comparable GAAP measures.

Costs applicable to sales per ounce

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Costs applicable to sales:
Consolidated per financial statements	$811	$750	$1,634	$1,503
Noncontrolling interests(1)	(111)	(92)	(205)	(185)

Attributable to Newmont	$700	$658	$1,429	$1,318

Gold sold (thousand ounces):
Consolidated	1,391	1,546	2,869	3,127
Noncontrolling interests(1)	(201)	(248)	(383)	(524)

Attributable to Newmont	1,190	1,298	2,486	2,603

Costs applicable to sales per ounce:
Consolidated	$583	$485	$570	$481
Attributable to Newmont	$588	$507	$575	$506
Costs applicable to sales per pound

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Costs applicable to sales:
Consolidated per financial statements	$106	$98	$223	$214
Noncontrolling interests(1)	(41)	(38)	(87)	(81)

Attributable to Newmont	$65	$60	$136	$133

Copper sold (million pounds):
Consolidated	79	128	184	275
Noncontrolling interests(1)	(33)	(58)	(81)	(123)

Attributable to Newmont	46	70	103	152

Costs applicable to sales per pound:
Consolidated	$1.34	$0.77	$1.21	$0.78
Attributable to Newmont	$1.41	$0.86	$1.32	$0.88
Net attributable costs applicable to sales per ounce

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Attributable costs applicable to sales:
Gold	$700	$658	$1,429	$1,318
Copper	65	60	136	133

	765	718	1,565	1,451

Copper revenue:
Consolidated	(296)	(298)	(718)	(792)
Noncontrolling interests(1)	125	133	315	343

	(171)	(165)	(403)	(449)

Net attributable costs applicable to sales	$594	$553	$1,162	$1,002

Attributable gold ounces sold (thousands)	1,190	1,298	2,486	2,603
Net attributable costs applicable to sales per ounce	$499	$426	$467	$385

(1)	Relates to partners’ interests in Batu Hijau and Yanacocha

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
Cash Flow Hedges
We utilize foreign currency contracts to reduce the variability of the US dollar amount of forecasted foreign currency expenditures caused by changes in exchange rates. We hedge a portion of our A$ and NZ$ denominated operating expenditures which results in a blended rate realized each period. The hedging instruments are fixed forward contracts with expiration dates ranging up to five years from the date of issue. The principal hedging objective is reduction in the volatility of realized period-on-period $/A$ and $/NZ$ rates, respectively. We also utilize foreign currency contracts to hedge a portion of the Company’s A$ denominated capital expenditures related to the construction of the Akyem project in Africa. The hedging instruments are fixed forward contracts with expiration dates up to two years. We use diesel contracts to reduce the variability of our operating cost exposure related to diesel prices of fuel consumed at our Nevada operations. We utilize forward starting swap contracts to hedge against adverse movements in interest rates related to an expected debt issuance. All of the currency, diesel and forward starting swap contracts have been designated as cash flow hedges of future expenditures, and as such, changes in the market value have been recorded in Accumulated other comprehensive income. Gains and losses from hedge ineffectiveness are recognized in current earnings.

Foreign Currency Exchange Risk
We had the following foreign currency derivative contracts outstanding at June 30, 2011:

	Expected Maturity Date
							Total
	2011	2012	2013	2014	2015	2016	Average
A$ Operating Fixed Forward Contracts:
A$ notional (millions)	594	947	665	436	204	25	2,871
Average rate ($/A$)	0.86	0.88	0.90	0.87	0.84	0.88	0.88
Expected hedge ratio	82%	64%	44%	30%	14%	3%
A$ Akyem Capital Fixed Forward Contracts:
A$ notional (millions)	10	18	—	—	—	—	28
Average rate ($/A$)	1.04	1.02	—	—	—	—	1.03
Expected hedge ratio	34%	41%	—	—	—	—
NZ$ Operating Fixed Forward Contracts:
NZ$ notional (millions)	37	41	6	—	—	—	84
Average rate ($/NZ$)	0.71	0.73	0.77	—	—	—	0.72
Expected hedge ratio	66%	35%	10%	—	—	—
The fair value of the A$ foreign currency derivative contracts was $368 and $295 at June 30, 2011 and December 31, 2010, respectively. The fair value of the NZ$ foreign currency derivative contracts was $8 and $6 at June 30, 2011 and December 31, 2010, respectively. The fair value of the A$ Akyem capital foreign currency contracts were $nil at June 30, 2011.
Diesel Price Risk
We had the following diesel derivative contracts outstanding at June 30, 2011:

	Expected Maturity Date
	2011	2012	2013	Total Average
Diesel Fixed Forward Contracts:
Diesel gallons (millions)	11	11	1	23
Average rate ($/gallon)	2.51	2.68	3.19	2.62
Expected hedge ratio	53%	25%	5
The fair value of the diesel derivative contracts was $11 and $8 at June 30, 2011 and December 31, 2010, respectively.
Forward Starting Swaps
During the three months ended June 30, 2011, we entered into forward starting swaps with a total notional value of $1,000. We entered into these swaps as a hedge against adverse movements in treasury rates related to a potential debt issuance in the second half of 2011. At June 30, 2011, the fair value of the forward starting swap contracts was a net liability position of $11.
Fair Value Hedges
Interest Rate Risk
We had $222 fixed to floating swap contracts designated as a hedge against debt which matured in May 2011.

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
LME copper prices averaged $4.14 per pound during the three months ended June 30, 2011, compared with our recorded average provisional price of $4.22 per pound before mark-to-market losses and treatment and refining charges. LME copper prices averaged $4.26 per pound during the six months ended June 30, 2011, compared with our recorded average provisional price of $4.31 per pound before mark-to-market losses and treatment and refining charges. During the three and six months ended June 30, 2011, changes in copper prices resulted in a provisional pricing mark-to-market loss of $16 ($0.21 per pound) and $28 ($0.16 per pound), respectively. At June 30, 2011, we had copper sales of 84 million pounds priced at an average of $4.22 per pound, subject to final pricing over the next several months. Each $0.10 change in the price for provisionally priced sales would have an approximate $3 effect on our Net income attributable to Newmont stockholders. The LME closing settlement price at June 30, 2011 for copper was $4.22 per pound.
The average London P.M. fix for gold was $1,506 per ounce during the three months ended June 30, 2011, compared with our recorded average provisional price of $1,500 per ounce before mark-to-market gains and treatment and refining charges. The average London P.M. fix for gold was $1,445 per ounce during the six months ended June 30, 2011, compared with our recorded average provisional price of $1,441 per ounce before mark-to-market gains and treatment and refining charges. During the three and six months ended June 30, 2011, changes in gold prices resulted in a provisional pricing mark-to-market gain of $10 ($7 per ounce) and $18 ($6 per ounce), respectively. At June 30, 2011, we had gold sales of 105,000 ounces priced at an average of $1,506 per ounce, subject to final pricing over the next several months. Each $10 change in the price for provisionally priced gold sales would have an approximate $1 effect on our Net income attributable to Newmont stockholders. The London P.M closing settlement price at June 30, 2011 for gold was $1,506 per ounce.

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
Information regarding legal proceedings is contained in Note 28 to the Condensed Consolidated Financial Statements contained in this Report and is incorporated herein by reference.

ITEM 1A.	RISK FACTORS.
There were no material changes to the risk factors disclosed in Item 1A of Part 1 in our Annual Report on Form 10-K for the year ended December 31, 2010, as filed with the SEC on February 24, 2011.

ITEM 2.	ISSUER PURCHASES OF EQUITY SECURITIES.

			(c)	(d)
	(a)	(b)	Total Number of	Maximum Number (or
	Total	Average	Shares Purchased	Approximate Dollar Value)
	Number of	Price	as Part of Publicly	of Shares that may yet be
	Shares	Paid Per	Announced Plans	Purchased under the
Period	Purchased	Share	or Programs	Plans or Programs
April 1, 2011 through April 30, 2011	—	—	—	N/A
May 1, 2011 through May 31, 2011	—	—	—	N/A
June 1, 2011 through June 30, 2011	—	—	—	N/A

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.
None.

ITEM 5.	OTHER INFORMATION.
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

Newmont Mining Corporation
(Registrant)

Date: July 28, 2011	/s/ RUSSELL BALL Russell Ball
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: July 28, 2011	/s/ DAVID OTTEWELL David Ottewell
Vice President and Chief Accounting Officer
(Principal Accounting Officer)

NEWMONT MINING CORPORATION
EXHIBIT INDEX

Exhibit
Number	Description

10.1	Credit Agreement dated as of May 20, 2011 among Newmont Mining Corporation, the lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent, filed herewith.

10.2	Annual Incentive Compensation Program of Newmont Mining Corporation, as Amended and Restated Effective January 1, 2011, filed herewith.

10.3	Employee Performance Incentive Compensation Program of Newmont Mining Corporation, as Amended and Restated Effective January 1, 2011, filed herewith.

10.4	Senior Executive Compensation Program of Newmont Mining Corporation, as Amended and Restated Effective January 1, 2011, filed herewith.

12.1	Computation of Ratio of Earnings to Fixed Charges, filed herewith

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

101
The following XBRL (Extensible Business Reporting Language) materials are filed herewith: (i) XBRL Instance, (ii) XBRL Taxonomy Extension Schema, (iii) XBRL Taxonomy Extension Calculation, (iv) XBRL Taxonomy Extension Labels, (v) XBRL Taxonomy Extension Presentation, and (vi) XBRL Taxonomy Extension Definition. In accordance with Rule 406T of Regulation S-T, the information in these exhibits is furnished and deemed not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Exchange Act of 1934, and otherwise is not subject to liability under these sections and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by the specific reference in such filing.

(1)	This document is being furnished in accordance with SEC Release Nos. 33-8212 and 34-47551.