Form 10-Q
period 2011-09-30
NEWMONT MINING CORP /DE/
filed 2011-10-27
CIK 1164727

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b2 of the Exchange Act). ☐ Yes ☑ No
There were 488,214,270 shares of common stock outstanding on October 20, 2011 (and 6,601,075 exchangeable shares).

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.
NEWMONT MINING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited, in millions except per share)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Sales (Note 3)	$2,744	$2,597	$7,593	$6,992

Costs and expenses
Costs applicable to sales (1) (Note 3)	1,008	891	2,865	2,608
Amortization	270	242	776	697
Reclamation and remediation (Note 4)	6	18	63	44
Exploration	104	67	255	163
Advanced projects, research and development (Note 5)	93	46	247	149
General and administrative	50	45	145	133
Other expense, net (Note 6)	36	50	196	200

	1,567	1,359	4,547	3,994

Other income (expense)
Other income, net (Note 7)	(76)	5	3	97
Interest expense, net	(65)	(66)	(193)	(210)

	(141)	(61)	(190)	(113)

Income before income and mining tax and other items	1,036	1,177	2,856	2,885
Income and mining tax expense (Note 10)	(371)	(360)	(863)	(784)
Equity income (loss) of affiliates	10	(3)	12	(7)

Income from continuing operations	675	814	2,005	2,094
Loss from discontinued operations (Note 11)	—	—	(136)	—

Net income	675	814	1,869	2,094
Net income attributable to noncontrolling interests (Note 12)	(182)	(277)	(475)	(629)

Net income attributable to Newmont stockholders	$493	$537	$1,394	$1,465

Net income attributable to Newmont stockholders:
Continuing operations	$493	$537	$1,530	$1,465
Discontinued operations	—	—	(136)	—

	$493	$537	$1,394	$1,465

Income per common share (2) (Note 13)
Basic:
Continuing operations	$1.00	$1.09	$3.10	$2.98
Discontinued operations	—	—	(0.28)	—

	$1.00	$1.09	$2.82	$2.98

Diluted:
Continuing operations	$0.98	$1.07	$3.05	$2.94
Discontinued operations	—	—	(0.27)	—

	$0.98	$1.07	$2.78	$2.94

Cash dividends declared per common share	$0.30	$0.15	$0.65	$0.35

(1)	Excludes Amortization and Reclamation and remediation.

(2)	Attributable to Newmont stockholders.
The accompanying notes are an integral part of the condensed consolidated financial statements.

NEWMONT MINING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in millions)

	Nine Months Ended
	September 30,
	2011	2010
Operating activities:
Net income	$1,869	$2,094
Adjustments:
Amortization	776	697
Loss from discontinued operations	136	—
Reclamation and remediation	63	44
Deferred income taxes	(106)	(52)
Stock based compensation and other non-cash benefits	62	54
Impairment of marketable securities	175	—
Gain on asset sales, net	(68)	(54)
Other operating adjustments and write-downs	102	138
Net change in operating assets and liabilities (Note 25)	(343)	(586)

Net cash provided from continuing operations	2,666	2,335
Net cash used in discontinued operations	(4)	(13)

Net cash provided from operations	2,662	2,322

Investing activities:
Additions to property, plant and mine development	(1,781)	(972)
Proceeds from sale of marketable securities	74	1
Purchases of marketable securities	(17)	(9)
Acquisitions, net	(2,301)	(2)
Proceeds from sale of other assets	6	53
Other	(9)	(73)

Net cash used in investing activities	(4,028)	(1,002)

Financing activities:
Proceeds from debt, net	1,798	—
Repayment of debt	(2,086)	(274)
Sale of noncontrolling interests	—	229
Acquisition of noncontrolling interests	—	(109)
Dividends paid to common stockholders	(321)	(172)
Dividends paid to noncontrolling interests	(17)	(360)
Proceeds from stock issuance, net	35	56
Change in restricted cash and other	3	46

Net cash used in financing activities	(588)	(584)

Effect of exchange rate changes on cash	33	—

Net change in cash and cash equivalents	(1,921)	736
Cash and cash equivalents at beginning of period	4,056	3,215

Cash and cash equivalents at end of period	$2,135	$3,951

The accompanying notes are an integral part of the condensed consolidated financial statements.

NEWMONT MINING CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in millions)

	At September 30,	At December 31,
	2011	2010
ASSETS
Cash and cash equivalents	$2,135	$4,056
Trade receivables	312	582
Accounts receivable	259	88
Investments (Note 19)	94	113
Inventories (Note 20)	720	658
Stockpiles and ore on leach pads (Note 21)	627	617
Deferred income tax assets	425	177
Other current assets (Note 22)	1,788	962

Current assets	6,360	7,253
Property, plant and mine development, net	17,019	12,907
Investments (Note 19)	1,254	1,568
Stockpiles and ore on leach pads (Note 21)	2,096	1,757
Deferred income tax assets	1,629	1,437
Other long-term assets (Note 22)	781	741

Total assets	$29,139	$25,663

LIABILITIES
Debt (Note 23)	$578	$259
Accounts payable	542	427
Employee-related benefits	269	288
Income and mining taxes	381	355
Other current liabilities (Note 24)	2,705	1,418

Current liabilities	4,475	2,747
Debt (Note 23)	3,659	4,182
Reclamation and remediation liabilities (Note 4)	1,031	984
Deferred income tax liabilities	2,592	1,488
Employee-related benefits	350	325
Other long-term liabilities (Note 24)	328	221

Total liabilities	12,435	9,947

Commitments and contingencies (Note 28)
EQUITY
Common stock	781	778
Additional paid-in capital	8,364	8,279
Accumulated other comprehensive income	462	1,108
Retained earnings	4,253	3,180

Newmont stockholders’ equity	13,860	13,345
Noncontrolling interests	2,844	2,371

Total equity	16,704	15,716

Total liabilities and equity	$29,139	$25,663

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
NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Recently Adopted Accounting Pronouncements
Business Combinations
In December 2010, FASB Accounting Standards Codification (“ASC”) guidance for business combinations was updated to clarify existing guidance which requires a public entity to disclose pro forma revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual period only. The update also expands the supplemental pro forma disclosures required to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. Adoption of the updated guidance, effective for the Company’s fiscal year beginning January 1, 2011, had no impact on the Company’s consolidated financial position, results of operations or cash flows.
Fair Value Accounting
In January 2010, ASC guidance for fair value measurements and disclosure was updated to require enhanced detail in the level 3 reconciliation. Adoption of the updated guidance, effective for the Company’s fiscal year beginning January 1, 2011, had no impact on the Company’s consolidated financial position, results of operations or cash flows. Refer to Note 17 for further details regarding the Company’s assets and liabilities measured at fair value.
Recently Issued Accounting Pronouncements
Goodwill Impairment
In September 2011, ASC guidance was issued related to goodwill impairment. Under the updated guidance, an entity will have the option to first assess qualitatively whether it is necessary to perform the current two-step goodwill impairment test. If the Company believes, as a result of its qualitative assessment, that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, the quantitative impairment test is required. Otherwise, no further testing is required. The update does not change how the Company performs the two-step test under current guidance. The update is effective for the Company’s fiscal year beginning January 1, 2012 with early adoption permitted. The Company does not expect the updated guidance to have an impact on the consolidated financial position, results of operations or cash flows.

NEWMONT MINING CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(dollars in millions, except per share, per ounce and per pound amounts)
Comprehensive Income
In June 2011, ASC guidance was issued related to comprehensive income. Under the updated guidance, an entity will have the option to present the total of comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In addition, the update requires certain disclosure requirements when reporting other comprehensive income. The update does not change the items reported in other comprehensive income or when an item of other comprehensive income must be reclassified to income. The update is effective for the Company’s fiscal year beginning January 1, 2012. The Company does not expect the updated guidance to have an impact on the consolidated financial position, results of operations or cash flows.
Fair Value Accounting
In May 2011, ASC guidance was issued related to disclosures around fair value accounting. The updated guidance clarifies different components of fair value accounting including the application of the highest and best use and valuation premise concepts, measuring the fair value of an instrument classified in a reporting entity’s shareholders’ equity and disclosing quantitative information about the unobservable inputs used in fair value measurements that are categorized in Level 3 of the fair value hierarchy. The update is effective for the Company’s fiscal year beginning January 1, 2012. The Company does not expect the updated guidance to have a significant impact on the consolidated financial position, results of operations or cash flows.

NEWMONT MINING CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(dollars in millions, except per share, per ounce and per pound amounts)
NOTE 3 SEGMENT INFORMATION

		Costs		Advanced
		Applicable to		Projects and	Pre-Tax
	Sales	Sales	Amortization	Exploration	Income
Three Months Ended September 30, 2011
Nevada	$712	$267	$69	$39	$333
La Herradura	92	31	6	5	54
Hope Bay	—	—	3	51	(54)
Other North America	—	—	—	1	(2)

North America	804	298	78	96	331

Yanacocha	544	194	67	8	280
Other South America	—	—	—	22	(21)

South America	544	194	67	30	259

Boddington:
Gold	245	112	28	N/A	N/A
Copper	40	28	6	N/A	N/A

Total	285	140	34	3	124

Batu Hijau:
Gold	198	58	14	N/A	N/A
Copper	233	73	16	N/A	N/A

Total	431	131	30	2	258

Other Australia/New Zealand	437	174	36	14	218
Other Asia Pacific	—	—	1	5	3

Asia Pacific	1,153	445	101	24	603

Ahafo	243	71	19	11	134
Other Africa	—	—	—	4	(6)

Africa	243	71	19	15	128

Corporate and Other	—	—	5	32	(285)

Consolidated	$2,744	$1,008	$270	$197	$1,036

NEWMONT MINING CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(dollars in millions, except per share, per ounce and per pound amounts)

		Costs		Advanced
		Applicable to		Projects and	Pre-Tax
	Sales	Sales	Amortization	Exploration	Income
Three Months Ended September 30, 2010
Nevada	$568	$259	$68	$27	$204
La Herradura	52	20	5	2	25
Hope Bay	—	—	4	20	(23)
Other North America	—	—	—	—	(1)

North America	620	279	77	49	205

Yanacocha	436	149	42	6	221
Other South America	—	—	—	11	(11)

South America	436	149	42	17	210

Boddington:
Gold	181	91	25	N/A	N/A
Copper	38	19	5	N/A	N/A

Total	219	110	30	1	46

Batu Hijau:
Gold	260	47	12	N/A	N/A
Copper	543	96	26	N/A	N/A

Total	803	143	38	1	607

Other Australia/New Zealand	351	153	26	10	149
Other Asia Pacific	—	—	1	5	(9)

Asia Pacific	1,373	406	95	17	793

Ahafo	168	57	22	9	87
Other Africa	—	—	—	1	(2)

Africa	168	57	22	10	85

Corporate and Other	—	—	6	20	(116)

Consolidated	$2,597	$891	$242	$113	$1,177

NEWMONT MINING CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(dollars in millions, except per share, per ounce and per pound amounts)

		Costs		Advanced
		Applicable to		Projects and	Pre-Tax	Total	Capital
	Sales	Sales	Amortization	Exploration	Income	Assets	Expenditures(1)
Nine Months Ended September 30, 2011
Nevada	$1,823	$763	$197	$94	$744	$6,820	$380
La Herradura	238	76	15	14	134	308	55
Hope Bay	—	—	10	147	(157)	2,163	74
Other North America	—	—	—	2	43	63	—

North America	2,061	839	222	257	764	9,354	509

Yanacocha	1,430	537	186	25	661	2,683	244
Other South America	—	—	—	46	(47)	812	448

South America	1,430	537	186	71	614	3,495	692

Boddington:
Gold	746	329	87	N/A	N/A	N/A	N/A
Copper	147	83	20	N/A	N/A	N/A	N/A

Total	893	412	107	6	368	4,439	122

Batu Hijau:
Gold	430	122	28	N/A	N/A	N/A	N/A
Copper	844	241	54	N/A	N/A	N/A	N/A

Total	1,274	363	82	3	767	3,690	149

Other Australia/New Zealand	1,227	498	102	36	583	1,169	212
Other Asia Pacific	—	—	2	11	(31)	415	8

Asia Pacific	3,394	1,273	293	56	1,687	9,713	491

Ahafo	708	216	61	26	389	1,103	71
Other Africa	—	—	—	9	(14)	424	127

Africa	708	216	61	35	375	1,527	198

Corporate and Other	—	—	14	83	(584)	5,050	23

Consolidated	$7,593	$2,865	$776	$502	$2,856	$29,139	$1,913

(1)	Includes an increase in accrued capital expenditures of $132; consolidated capital expenditures on a cash basis were $1,781.

NEWMONT MINING CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(dollars in millions, except per share, per ounce and per pound amounts)

		Costs		Advanced
		Applicable to		Projects and	Pre-Tax	Total	Capital
	Sales	Sales	Amortization	Exploration	Income	Assets	Expenditures(1)
Nine Months Ended September 30, 2010
Nevada	$1,540	$756	$194	$64	$495	$3,306	$200
La Herradura	149	52	13	5	79	198	33
Hope Bay	—	—	10	70	(80)	2,046	88
Other North America	—	—	—	1	(4)	51	—

North America	1,689	808	217	140	490	5,601	321

Yanacocha	1,321	442	119	17	686	2,645	109
Other South America	—	—	—	26	(26)	256	86

South America	1,321	442	119	43	660	2,901	195

Boddington:
Gold	582	284	81	N/A	N/A	N/A	N/A
Copper	117	68	18	N/A	N/A	N/A	N/A

Total	699	352	99	5	206	4,181	106

Batu Hijau:
Gold	595	123	34	N/A	N/A	N/A	N/A
Copper	1,256	261	72	N/A	N/A	N/A	N/A

Total	1,851	384	106	1	1,284	3,281	48

Other Australia/New Zealand	973	446	82	21	417	913	111
Other Asia Pacific	—	—	2	15	—	388	11

Asia Pacific	3,523	1,182	289	42	1,907	8,763	276

Ahafo	459	176	58	15	203	1,039	80
Other Africa	—	—	—	7	(7)	269	49

Africa	459	176	58	22	196	1,308	129

Corporate and Other	—	—	14	65	(368)	5,803	23

Consolidated	$6,992	$2,608	$697	$312	$2,885	$24,376	$944

(1)	Includes a decrease in accrued capital expenditures of $28; consolidated capital expenditures on a cash basis were $972.

NEWMONT MINING CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(dollars in millions, except per share, per ounce and per pound amounts)
NOTE 4 RECLAMATION AND REMEDIATION
At September 30, 2011 and December 31, 2010, $922 and $904, respectively, were accrued for reclamation obligations relating to mineral properties. In addition, the Company is involved in several matters concerning environmental obligations associated with former, primarily historic, mining activities. Generally, these matters concern developing and implementing remediation plans at the various sites involved. At September 30, 2011 and December 31, 2010, $166 and $144, respectively, were accrued for such obligations. These amounts are also included in Reclamation and remediation liabilities.
The following is a reconciliation of Reclamation and remediation liabilities:

	Nine Months Ended September 30,
	2011	2010
Balance at beginning of period	$1,048	$859
Additions, changes in estimates and other	20	1
Liabilities settled	(24)	(32)
Accretion expense	44	39

Balance at end of period	$1,088	$867

The current portion of Reclamation and remediation liabilities of $57 and $64 at September 30, 2011 and December 31, 2010, respectively, are included in Other current liabilities (see Note 24).
The Company’s reclamation and remediation expenses consisted of:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Reclamation	$(9)	$5	$19	$5
Accretion — operating	13	11	38	33
Accretion — non-operating	2	2	6	6

	$6	$18	$63	$44

NOTE 5 ADVANCED PROJECTS, RESEARCH AND DEVELOPMENT

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Hope Bay	$36	$13	$115	$48
Conga	9	2	15	5
Akyem	2	—	3	4
Technical and project services	20	12	53	35
Corporate	7	4	16	25
Other	19	15	45	32

	$93	$46	$247	$149

NEWMONT MINING CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(dollars in millions, except per share, per ounce and per pound amounts)
NOTE 6 OTHER EXPENSE, NET

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Regional administration	$18	$16	$55	$47
Community development	6	20	46	95
Fronteer acquisition costs	1	—	22	—
Indonesian value added tax settlement	—	—	21	—
Western Australia power plant	3	—	12	7
Other	8	14	40	51

	$36	$50	$196	$200

NOTE 7 OTHER INCOME, NET

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Gain on sale of investments, net	$14	$5	$64	$12
Income from developing projects, net	16	13	36	13
Canadian Oil Sands	9	14	25	39
Foreign currency exchange gain (loss), net	39	(44)	10	(48)
Interest income	2	3	8	8
Gain on asset sales, net	1	—	4	42
Loss on ineffective portion of derivative instruments, net	(10)	—	(12)	(1)
Impairment of marketable securities	(174)	—	(175)	—
Other	27	14	43	32

	$(76)	$5	$3	$97

NOTE 8 EMPLOYEE PENSION AND OTHER BENEFIT PLANS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Pension benefit costs, net
Service cost	$7	$5	$19	$16
Interest cost	9	9	29	27
Expected return on plan assets	(10)	(8)	(31)	(24)
Amortization, net	5	5	17	14

	$11	$11	$34	$33

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Other benefit costs, net
Service cost	$1	$1	$2	$2
Interest cost	2	1	4	4
Amortization, net	(1)	—	(1)	—

	$2	$2	$5	$6

NEWMONT MINING CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(dollars in millions, except per share, per ounce and per pound amounts)
NOTE 9 STOCK BASED COMPENSATION

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Stock options	$5	$3	$15	$12
Restricted stock units	4	4	21	12
Performance leveraged stock units	3	1	7	7
Restricted stock	—	1	—	2
Deferred stock	—	2	3	7

	$12	$11	$46	$40

NOTE 10 INCOME AND MINING TAXES
During the third quarter of 2011, the Company recorded estimated income and mining tax expense of $371 resulting in an effective tax rate of 36%. Estimated income and mining tax expense during the third quarter of 2010 was $360 for an effective tax rate of 31%. The higher effective tax rate in the third quarter of 2011 resulted from recording a valuation allowance on the deferred tax asset that was generated as a result of the impairment loss on specific marketable equity securities, as well as the change in the jurisdictional blend of the Company’s taxable income and the effect of percentage depletion. During the first nine months of 2011, estimated income and mining tax expense was $863 resulting in an effective tax rate of 30%. Estimated income and mining tax expense during the first nine months of 2010 was $784 for an effective tax rate of 27%. The higher effective tax rate in the first nine months of 2011 was due to recording a valuation allowance related to the impairment loss on specific marketable equity securities as well as a large benefit in the prior year resulting from the restructuring of the form of the Company’s non-US subsidiaries.
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
During the quarter, the U.S. Internal Revenue Service issued a Technical Advice Memorandum (“TAM”) to the Company regarding the U.S. income tax treatment of the Price Capped Forward Sales Contracts settled in cash in 2007. The TAM provides guidance which is unfavorable to the Company. The Company intends to vigorously defend its positions through all processes available to it and believes it should prevail.
At September 30, 2011, the Company’s total unrecognized tax benefit was $111 for uncertain income tax positions taken or expected to be taken on income tax returns. Of this, $44 represents the amount of unrecognized tax benefits that, if recognized, would affect the Company’s effective income tax rate.
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

NEWMONT MINING CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(dollars in millions, except per share, per ounce and per pound amounts)
The Company’s income and mining tax expense differed from the amounts computed by applying the United States statutory corporate income tax rate for the following reasons:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Income before income and mining tax and other items	$1,036	$1,177	$2,856	$2,885
United States statutory corporate income tax rate	35%	35%	35%	35%

Income and mining tax expense computed at United States statutory corporate income tax rate	(363)	(412)	(1,000)	(1,010)
Reconciling items:
Tax benefit generated on change in form of a non-U.S. subsidiary	—	—	65	127
Percentage depletion	45	34	156	88
Valuation allowance	(38)	—	(38)	5
Other	(15)	18	(46)	6

Income and mining tax expense	$(371)	$(360)	$(863)	$(784)

NOTE 11 DISCONTINUED OPERATIONS
Discontinued operations include Holloway Mining Company, which owned the Holt-McDermott property (“Holt property”) and was sold to St. Andrew Goldfields Ltd. (“St. Andrew”) in 2006. In 2009, the Superior Court issued a decision finding Newmont Canada Corporation (“Newmont Canada”) liable for a sliding scale royalty on production from the Holt property, which Newmont Canada appealed. In December 2010, the Company recognized a $28 charge, net of tax benefits of $12, related to these legal claims. In May 2011, the Ontario Court of Appeal upheld the Superior Court ruling resulting in an additional $136 charge, net of tax benefits of $7, in the second quarter.
Net operating cash used in discontinued operations was $4 and $13 in the first nine months of 2011 and 2010, respectively. In 2011, Newmont Canada made payments related to the Holt property royalty and the 2010 amount related to the Kori Kollo operation in Bolivia which was sold in 2009.
NOTE 12 NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Batu Hijau	$85	$203	$251	$405
Yanacocha	94	72	226	223
Other	3	2	(2)	1

	$182	$277	$475	$629

At September 30, 2011, Newmont had a 48.5% effective economic interest in PT Newmont Nusa Tenggara (“PTNNT”). PTNNT operates the Batu Hijau copper and gold mine in Indonesia. Based on ASC guidance for variable interest entities, Newmont continues to consolidate PTNNT in its Condensed Consolidated Financial Statements.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net income attributable to Newmont stockholders
Continuing operations	$493	$537	$1,530	$1,465
Discontinued operations	—	—	(136)	—

	$493	$537	$1,394	$1,465

Weighted average common shares (millions):
Basic	494	493	494	492
Effect of employee stock-based awards	2	1	1	1
Effect of convertible notes	8	8	7	5

Diluted	504	502	502	498

Net income attributable to Newmont stockholders per common share
Basic:
Continuing operations	$1.00	$1.09	$3.10	$2.98
Discontinued operations	—	—	(0.28)	—

	$1.00	$1.09	$2.82	$2.98

Diluted:
Continuing operations	$0.98	$1.07	$3.05	$2.94
Discontinued operations	—	—	(0.27)	—

	$0.98	$1.07	$2.78	$2.94

Options to purchase 3 and 2 million shares of common stock at average exercise prices of $57 and $57 were outstanding at September 30, 2011 and 2010, respectively, but were not included in the computation of diluted weighted average common shares because their effect would have been anti-dilutive.
In February 2009 and July 2007, Newmont issued $518 and $1,150, respectively, of Convertible Senior Notes that, if converted in the future, may have a dilutive effect on the Company’s weighted average number of common shares. The notes issued in 2009 and 2007 are convertible, at the holder’s option, equivalent to a conversion price of $45.90 and $45.86, respectively, per share of common stock. Under the convertible note indenture, Newmont is required to settle the principal amount of the Convertible Senior Notes in cash and may elect to settle the remaining conversion obligation (Newmont average share price in excess of the conversion price), if any, in cash, shares or a combination thereof. The effect of contingently convertible instruments on diluted earnings per share is calculated under the net share settlement method in accordance with ASC guidance. The average price of the Company’s common stock exceeded the conversion prices for all periods presented, resulting in additional shares included in the computation of diluted weighted average common shares.
In connection with the 2007 Convertible Senior Notes offering, the Company entered into Call Spread Transactions which included the purchase of call options and the sale of warrants. As a result of the Call Spread Transactions, the conversion price of $45.86 was effectively increased to $59.81. Should the warrant transactions become dilutive to the Company’s earnings per share (Newmont’s average share price exceeds $59.81) the effect of the warrant transactions on diluted earnings per share will be calculated in accordance with the net share settlement method.

NEWMONT MINING CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(dollars in millions, except per share, per ounce and per pound amounts)
The Net income attributable to Newmont stockholders and transfers with noncontrolling interests was:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net income attributable to Newmont stockholders	$493	$537	$1,394	$1,465
Transfers with noncontrolling interests:
Increase (decrease) in Additional paid in capital from PTNNT share transactions, net of tax of $7 and $40, respectively	—	(7)	—	9

Net income attributable to Newmont stockholders and transfers from noncontrolling interests	$493	$530	$1,394	$1,474

NOTE 14 COMPREHENSIVE INCOME (LOSS)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net income	$675	$814	$1,869	$2,094
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on marketable securities	(270)	58	(345)	30
Foreign currency translation adjustments	(163)	34	(36)	35
Pension and other benefit liability adjustments	3	3	11	8
Change in fair value of cash flow hedge instruments:
Net change from periodic revaluations	(389)	163	(172)	120
Net amount reclassified to income	(32)	(15)	(104)	(50)

Net unrecognized gain (loss) on derivatives	(421)	148	(276)	70

	(851)	243	(646)	143

Comprehensive income (loss)	$(176)	$1,057	$1,223	$2,237

Comprehensive income (loss) attributable to:
Newmont stockholders	$(355)	$779	$748	$1,607
Noncontrolling interests	179	278	475	630

	$(176)	$1,057	$1,223	$2,237

NEWMONT MINING CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(dollars in millions, except per share, per ounce and per pound amounts)
NOTE 15 CHANGES IN EQUITY

	Nine Months Ended September 30,
	2011	2010
Common stock:
At beginning of period	$778	$770
Stock based awards	3	4
Shares issued in exchange for exchangeable shares	—	4

At end of period	781	778

Additional paid-in capital:
At beginning of period	8,279	8,158
Stock based awards	86	97
Shares issued in exchange for exchangeable shares	(1)	(4)
Sale of noncontrolling interests	—	9

At end of period	8,364	8,260

Accumulated other comprehensive income:
At beginning of period	1,108	626
Other comprehensive income	(646)	142

At end of period	462	768

Retained earnings:
At beginning of period	3,180	1,149
Net income attributable to Newmont stockholders	1,394	1,465
Dividends paid	(321)	(172)

At end of period	4,253	2,442

Noncontrolling interests:
At beginning of period	2,371	1,910
Net income attributable to noncontrolling interests	475	629
Dividends paid	(2)	(367)
Other comprehensive income	—	1
Sale of noncontrolling interests, net	—	98
At end of period	2,844	2,271

Total equity	$16,704	$14,519

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
In connection with the acquisition, Newmont incurred transaction costs of $22, which were recorded in Other Expense, net.
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

The final allocation of the purchase price will be completed in the fourth quarter.
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

NEWMONT MINING CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(dollars in millions, except per share, per ounce and per pound amounts)

	Fair Value at September 30, 2011
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$94	$94	$—	$—
Marketable equity securities:
Extractive industries	1,237	1,237	—	—
Other	6	6	—	—
Marketable debt securities:
Asset backed commercial paper	18	—	—	18
Corporate	9	9	—	—
Auction rate securities	5	—	—	5
Trade receivable from provisional copper and gold concentrate sales, net	201	201	—	—
Derivative instruments, net:
Foreign exchange forward contracts	50	—	50	—

	$1,620	$1,547	$50	$23

Liabilities:
Derivative instruments, net:
Forward starting swap contracts	$356	$—	$356	$—
Boddington contingent consideration	61	—	—	61
Holt property royalty	179	—	—	179

	$596	$—	$356	$240

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
The table below sets forth a summary of changes in the fair value of the Company’s Level 3 financial assets and liabilities for the nine months ended September 30, 2011:

		Asset Backed		Boddington
	Auction Rate	Commercial		Contingent	Holt Property	Total
	Securities	Paper	Total Assets	Consideration	Royalty	Liabilities
Balance at beginning of period	$5	$19	$24	$83	$—	$83
Unrealized loss	—	(1)	(1)	—	—	—
Settlements	—	—	—	(22)	(4)	(26)
Valuation	—	—	—	—	183	183

Balance at end of period	$5	$18	$23	$61	$179	$240

Unrealized losses of $1 were included in Accumulated other comprehensive income as a result of changes in C$ exchange rates from January 1, 2011 to September 30, 2011. At September 30, 2011, assets and liabilities classified within Level 3 of the fair value hierarchy represent 1% and 40%, respectively, of total assets and liabilities measured at fair value.
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
In June 2011, Newmont began hedging a portion of the Company’s A$ denominated capital expenditures related to the construction of the Akyem project in Africa utilizing foreign currency contracts. The hedging instruments are fixed forward contracts with expiration dates ranging up to two years.

NEWMONT MINING CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(dollars in millions, except per share, per ounce and per pound amounts)
In July 2011, Newmont began hedging a portion of the Company’s A$ denominated capital expenditures related to the construction of a mine shaft at Tanami in Australia utilizing foreign currency contracts. The hedging instruments are fixed forward contracts with expiration dates ranging up to three years.
Newmont had the following foreign currency derivative contracts outstanding at September 30, 2011:

	Expected Maturity Date
							Total/
	2011	2012	2013	2014	2015	2016	Average
A$ Operating Fixed Forward Contracts:
A$ notional (millions)	315	1,114	863	576	292	63	3,223
Average rate ($/A$)	0.87	0.90	0.91	0.89	0.86	0.90	0.90
Expected hedge ratio	84%	70%	53%	37%	19%	6%
A$ Capital Fixed Forward Contracts:
A$ notional (millions)	11	57	51	22	—	—	141
Average rate ($/A$)	1.03	1.01	0.98	0.96	—	—	0.99
Expected hedge ratio	55%	41%	28%	23%	—	—
NZ$ Operating Fixed Forward Contracts:
NZ$ notional (millions)	20	53	15	—	—	—	88
Average rate ($/NZ$)	0.73	0.75	0.78	—	—	—	0.75
Expected hedge ratio	64%	41%	15%	—	—	—
Diesel Fixed Forward Contracts
Newmont hedges a portion of its operating cost exposure related to diesel consumed at its Nevada operations to reduce the variability in realized diesel prices. The hedging instruments consist of a series of financially settled fixed forward contracts with expiration dates ranging up to two years from the date of issue.
Newmont had the following diesel derivative contracts outstanding at September 30, 2011:

	Expected Maturity Date
				Total/
	2011	2012	2013	Average
Diesel Fixed Forward Contracts:
Diesel gallons (millions)	6	18	4	28
Average rate ($/gallon)	2.61	2.77	2.96	2.76
Expected hedge ratio	58%	39%	10%
Forward Starting Swap Contracts
During the three months ended September 30, 2011, Newmont increased its forward starting swaps position to a total notional value of $2,000. These swaps hedge movements in treasury rates related to an expected debt issuance. During the third quarter, the Company revised its expected debt issuance date to the first half of 2012 and extended the terms of the forward starting swap contracts resulting in the recognition of a $10 charge related to hedge ineffectiveness. At September 30, 2011, the hedge contracts were in a liability position of $356. The proceeds from the expected debt issuance will be adjusted by the fair value of the swap contracts at the time of issuance.

NEWMONT MINING CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(dollars in millions, except per share, per ounce and per pound amounts)
Fair Value Hedges
Interest Rate Swap Contracts
Newmont had $222 fixed to floating swap contracts designated as a hedge against debt which matured in May 2011.
Derivative Instrument Fair Values
Newmont had the following derivative instruments designated as hedges at September 30, 2011 and December 31, 2010:

	Fair Value
	At September 30, 2011
	Other		Other	Other Long-
	Current	Other Long-	Current	Term
	Assets	Term Assets	Liabilities	Liabilities
Foreign currency exchange contracts:
A$ operating fixed forward contracts	$88	$51	$51	$29
A$ capital fixed forward contracts	—	—	4	5
NZ$ operating fixed forward contracts	2	—	1	1
Diesel fixed forward contracts	5	—	3	2
Forward starting swap contracts	—	—	356	—

Total derivative instruments (Note 22 and 24)	$95	$51	$415	$37

	Fair Value
	At December 31, 2010
	Other		Other	Other Long-
	Current	Other Long-	Current	Term
	Assets	Term Assets	Liabilities	Liabilities
Foreign currency exchange contracts:
A$ operating fixed forward contracts	$181	114	—	—
NZ$ operating fixed forward contracts	5	1	—	—
Diesel fixed forward contracts	7	1	—	—
Interest rate swap contracts	3	—	—	—

Total derivative instruments (Note 22 and 24)	$196	$116	$—	$—

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

	Foreign Currency				Forward Starting Swap
	Exchange Contracts		Diesel Forward Contracts		Contracts
	2011	2010	2011	2010	2011	2010
For the three months ended September 30,
Cash flow hedging relationships:
Gain (loss) recognized in other comprehensive income (effective portion)	$(263)	$232	$(7)	$5	$(345)	$—
Gain reclassified from Accumulated other comprehensive income into income (effective portion) (1)	50	18	3	1	—	—
Loss reclassified from Accumulated other comprehensive income into income (ineffective portion) (2)	—	—	—	—	(10)	—

For the nine months ended September 30,
Cash flow hedging relationships:
Gain (loss) recognized in other comprehensive income (effective portion)	$(70)	$174	$3	$—	$(356)	$—
Gain reclassified from Accumulated other comprehensive income into income (effective portion) (1)	141	63	12	3	—	—
Loss reclassified from Accumulated other comprehensive income into income (ineffective portion) (2)	—	—	—	—	(10)	—

(1)	The gain for the effective portion of foreign exchange and diesel cash flow hedges reclassified from Accumulated other comprehensive income is included in Costs applicable to sales.

(2)	The ineffective portion recognized for cash flow hedges is included in Other Income, net.

NEWMONT MINING CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(dollars in millions, except per share, per ounce and per pound amounts)

	Interest Rate		8 5/8% Debentures
	Swap Contracts		(Hedged Portion)
	2011	2010	2011	2010
For the three months ended September 30,
Fair value hedging relationships:
Gain recognized in income (effective portion) (1)	$—	$1	$—	$2
Gain (loss) recognized in income (ineffective portion) (2)	—	(1)	—	1

For the nine months ended September 30,
Fair value hedging relationships:
Gain (loss) recognized in income (effective portion) (1)	$3	$4	$(6)	$4
Gain (loss) recognized in income (ineffective portion) (2)	(2)	(3)	—	2

(1)	The gain (loss) recognized for the effective portion of fair value hedges and the underlying hedged debt is included in Interest expense, net.

(2)	The ineffective portion recognized for fair value hedges and the underlying hedged debt is included in Other income, net.
The amount to be reclassified from Accumulated other comprehensive income, net of tax to income for derivative instruments during the next 12 months is a gain of approximately $48.
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
London Metal Exchange (“LME”) copper prices averaged $4.07 per pound during the three months ended September 30, 2011, compared with the Company’s recorded average provisional price of $3.91 per pound before mark-to-market losses and treatment and refining charges. LME copper prices averaged $4.20 per pound during the nine months ended September 30, 2011, compared with the Company’s recorded average provisional price of $4.17 per pound before mark-to-market losses and treatment and refining charges. During the three and nine months ended September 30, 2011, changes in copper prices resulted in a provisional pricing mark-to-market loss of $74 ($0.80 per pound) and $102 ($0.37 per pound), respectively. At September 30, 2011, Newmont had copper sales of 102 million pounds priced at an average of $3.24 per pound, subject to final pricing over the next several months.
The average London P.M. fix for gold was $1,702 per ounce during the three months ended September 30, 2011, compared with the Company’s recorded average provisional price of $1,691 per ounce before mark-to-market gains and treatment and refining charges. The average London P.M. fix for gold was $1,534 per ounce during the nine months ended September 30, 2011, compared to the Company’s recorded average provisional price of $1,525 per ounce before mark-to-market gains and treatment and refining charges. During the three and nine months ended September 30, 2011, changes in gold prices resulted in a provisional pricing mark-to-market gain of $20 ($14 per ounce) and $38 ($9 per ounce), respectively. At September 30, 2011, Newmont had gold sales of 79,000 ounces priced at an average of $1,621 per ounce, subject to final pricing over the next several months.

NEWMONT MINING CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(dollars in millions, except per share, per ounce and per pound amounts)
NOTE 19 INVESTMENTS

	At September 30, 2011
	Cost/Equity	Unrealized		Fair/Equity
	Basis	Gain	Loss	Basis
Current:
Marketable Equity Securities:
Paladin Energy Ltd.	$60	$—	$—	$60
Other	21	17	(4)	34

	$81	$17	$(4)	$94

Long-term:
Marketable Debt Securities:
Asset backed commercial paper	$24	$—	$(6)	$18
Auction rate securities	7	—	(2)	5
Corporate	8	1	—	9

	39	1	(8)	32

Marketable Equity Securities:
Canadian Oil Sands Ltd.	296	308	—	604
Gabriel Resources Ltd.	74	209	—	283
Regis Resources Ltd.	23	154	—	177
Other	94	12	(21)	85

	487	683	(21)	1,149

Other investments, at cost	10	—	—	10

Investment in Affiliates:
La Zanja	63	—	—	63

	$599	$684	$(29)	$1,254

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

Included in Investments at September 30, 2011 and December 31, 2010 are $9 and $10, respectively, of long-term marketable debt securities and $6 and $6 of long-term marketable equity securities, respectively, that are legally pledged for purposes of settling asset retirement obligations related to the San Jose Reservoir at Yanacocha.
In conjunction with the April 6, 2011 acquisition of Fronteer, Newmont acquired $208 of Paladin Energy Ltd. securities and $73 of other marketable equity securities and warrants. During the first nine months of 2011 and 2010, the Company purchased other marketable securities for $17 and $9, respectively. In June 2011, Newmont sold its investment in New Gold Inc. and realized a gain of $50. In July 2011, Newmont sold its investment in other marketable equity securities and realized a gain of $14.
During the third quarter of 2011, the Company recognized impairments for other-than-temporary declines in value in accordance with ASC guidance of $148 for Paladin Energy Ltd. and $26 for other marketable equity securities acquired in the Fronteer acquisition.

NEWMONT MINING CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(dollars in millions, except per share, per ounce and per pound amounts)
The following tables present the gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by length of time that the individual securities have been in a continuous unrealized loss position:

	Less than 12 Months		12 Months or Greater		Total
		Unrealized		Unrealized		Unrealized
At September 30, 2011	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Marketable equity securities	$27	$25	$—	$—	$27	$25
Asset backed commercial paper	—	—	18	6	18	6
Auction rate securities	—	—	5	2	5	2

	$27	$25	$23	$8	$50	$33

	Less than 12 Months		12 Months or Greater		Total
		Unrealized		Unrealized		Unrealized
At December 31, 2010	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Asset backed commercial paper	$—	$—	$19	$6	$19	$6
Auction rate securities	—	—	5	2	5	2

	$—	$—	$24	$8	$24	$8

Included in the tables above are the unrealized losses of $33 and $8 at September 30, 2011 and December 31, 2010, respectively, related to the Company’s investments in asset backed commercial paper, auction rate securities and marketable equity securities as listed in the tables above. While the fair values of these investments are below their respective cost, the Company views these declines as temporary. The Company intends to hold its investment in auction rate securities and asset backed commercial paper until maturity or such time that the market recovers and therefore considers these losses temporary.
NOTE 20 INVENTORIES

	At September 30,	At December 31,
	2011	2010
In-process	$110	$142
Concentrate	121	111
Precious metals	40	4
Materials, supplies and other	449	401

	$720	$658

NEWMONT MINING CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(dollars in millions, except per share, per ounce and per pound amounts)
NOTE 21 STOCKPILES AND ORE ON LEACH PADS

	At September 30,	At December 31,
	2011	2010
Current:
Stockpiles	$426	$389
Ore on leach pads	201	228

	$627	$617

Long-term:
Stockpiles	$1,787	$1,397
Ore on leach pads	309	360

	$2,096	$1,757

	At September 30,	At December 31,
	2011	2010
Stockpiles and ore on leach pads:
Nevada	$518	$479
La Herradura	9	6
Yanacocha	460	496
Boddington	407	248
Batu Hijau	1,035	879
Other Australia/New Zealand	146	145
Ahafo	148	121

	$2,723	$2,374

NOTE 22 OTHER ASSETS

	At September 30,	At December 31,
	2011	2010
Other current assets:
Refinery metal inventory and receivable	$1,445	$617
Prepaid assets	155	65
Derivative instruments	95	196
Other	93	84

	$1,788	$962

Other long-term assets:
Goodwill	$188	$188
Intangible assets	149	91
Income tax receivable	141	119
Debt issuance costs	60	39
Derivative instruments	51	116
Restricted cash	22	25
Other	170	163

	$781	$741

NEWMONT MINING CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(dollars in millions, except per share, per ounce and per pound amounts)
NOTE 23 DEBT

	At September 30, 2011		At December 31, 2010
	Current	Non-Current	Current	Non-Current
Sale-leaseback of refractory ore treatment plant	$61	$73	$30	$134
8 5/8% debentures, net of discount (due 2011)	—	—	217	—
2012 Convertible Senior Notes, net of discount	507	—	—	488
2014 Convertible Senior Notes, net of discount	—	506	—	489
2017 Convertible Senior Notes, net of discount	—	448	—	434
2019 Senior Notes, net of discount	—	896	—	896
2035 Senior Notes, net of discount	—	598	—	598
2039 Senior Notes, net of discount	—	1,087	—	1,087
Ahafo project facility	10	50	10	55
Other capital leases	—	1	2	1

	$578	$3,659	$259	$4,182

In May 2011, Newmont repaid the $223 balance outstanding on the 8 5/8% debentures. Scheduled minimum debt repayments are $5 for the remainder of 2011, $578 in 2012, $42 in 2013, $550 in 2014, $18 in 2015 and $3,044 thereafter.
Corporate Revolving Credit Facility
Effective May 20, 2011, the Company entered into a new uncollateralized $2,500 revolving credit facility with a syndicate of commercial banks. This new revolving credit facility replaced the existing revolving credit facility which was cancelled upon the effectiveness of the new facility. The new facility provides for borrowings in U.S. dollars and contains a letter of credit sub-facility. The new facility matures in May 2016. Interest rates and facility fees vary based on the credit ratings of the Company’s senior, uncollateralized, long-term debt. Borrowings under the facility bear interest at a market based rate plus a margin determined by the Company’s credit. Facility fees currently accrue at an annual rate of 0.175% of the aggregate commitments. At September 30, 2011, there were no borrowings outstanding and $241 outstanding in letters of credit.
Subsidiary Financings
PTNNT Revolving Credit Facility
Effective May 27, 2011, PTNNT entered into a new $600 reducing revolving credit facility with a syndicate of banks. This new reducing revolving credit facility provides for borrowings in U.S. dollars. The facility matures in March 2017. The facility is non-recourse to Newmont and substantially all of PTNNT’s assets are pledged as collateral. Borrowings under the facility bear interest at a rate per annum equal to LIBOR plus a margin of 4.00%. Commitment fees currently accrue on the daily average unused amount of the commitment of each lender at an annual rate of 2.00%. There were no borrowings outstanding under the facility at September 30, 2011.

NEWMONT MINING CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(dollars in millions, except per share, per ounce and per pound amounts
NOTE 24 OTHER LIABILITIES

	At September 30,	At December 31,
	2011	2010
Other current liabilities:
Refinery metal payable	$1,445	$617
Derivative instruments	415	—
Accrued operating costs	245	217
Accrued capital expenditures	208	83
Interest	86	66
Taxes other than income and mining	80	135
Reclamation and remediation liabilities	57	64
Boddington contingent consideration	51	32
Royalties	42	90
Deferred income tax	15	54
Holt property royalty	13	—
Other	48	60

	$2,705	$1,418

Other long-term liabilities:
Holt property royalty	$166	$40
Power supply agreements	43	45
Derivative instruments	37	—
Income and mining taxes	34	36
Boddington contingent consideration	10	51
Other	38	49

	$328	$221

NOTE 25 NET CHANGE IN OPERATING ASSETS AND LIABILITIES
Net cash provided from operations attributable to the net change in operating assets and liabilities is composed of the following:

	Nine Months Ended September 30,
	2011	2010
Decrease (increase) in operating assets:
Trade and accounts receivable	$125	$(63)
Inventories, stockpiles and ore on leach pads	(332)	(297)
EGR refinery assets	(855)	(200)
Other assets	(109)	(50)
Increase (decrease) in operating liabilities:
Accounts payable and other accrued liabilities	(3)	(144)
EGR refinery liabilities	855	200
Reclamation liabilities	(24)	(32)

	$(343)	$(586)

NEWMONT MINING CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(dollars in millions, except per share, per ounce and per pound amounts)
NOTE 26 SUPPLEMENTAL CASH FLOW INFORMATION

	Nine Months Ended September 30,
	2011	2010
Income and mining taxes, net of refunds	$1,301	$926
Pension plan and other benefits and contributions	$12	$72
Interest, net of amounts capitalized	$117	$138
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

	Three Months Ended September 30, 2011
					Newmont
	Newmont				Mining
	Mining	Newmont	Other		Corporation
Condensed Consolidating Statement of Income	Corporation	USA	Subsidiaries	Eliminations	Consolidated

Sales	$—	$1,779	$965	$—	$2,744

Costs and expenses
Costs applicable to sales (1)	—	623	393	(8)	1,008
Amortization	—	175	96	(1)	270
Reclamation and remediation	—	2	4	—	6
Exploration	—	52	52	—	104
Advanced projects, research and development	—	47	46	—	93
General and administrative	—	41	—	9	50
Other expense, net	—	17	19	—	36

	—	957	610	—	1,567

Other income (expense)
Other income, net	(161)	31	54	—	(76)
Interest income — intercompany	39	2	7	(48)	—
Interest expense — intercompany	(8)	—	(40)	48	—
Interest expense, net	(55)	(6)	(4)	—	(65)

	(185)	27	17	—	(141)

Income before income and mining tax and other items	(185)	849	372	—	1,036
Income and mining tax expense	30	(288)	(113)	—	(371)
Equity income (loss) of affiliates	648	(19)	81	(700)	10

Net income	493	542	340	(700)	675
Net income attributable to noncontrolling interests	—	(186)	(17)	21	(182)

Net income attributable to Newmont stockholders	$493	$356	$323	$(679)	$493

(1)	Excludes Amortization and Reclamation and remediation.

NEWMONT MINING CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(dollars in millions, except per share, per ounce and per pound amounts)

	Three Months Ended September 30, 2010
					Newmont
	Newmont				Mining
	Mining	Newmont	Other		Corporation
Condensed Consolidating Statement of Income	Corporation	USA	Subsidiaries	Eliminations	Consolidated

Sales	$—	$1,860	$737	$—	$2,597

Costs and expenses
Costs applicable to sales (1)	—	571	326	(6)	891
Amortization	—	159	83	—	242
Reclamation and remediation	—	13	5	—	18
Exploration	—	41	26	—	67
Advanced projects, research and development	—	26	21	(1)	46
General and administrative	—	37	1	7	45
Other expense, net	—	41	9	—	50

	—	888	471	—	1,359

Other income (expense)
Other income, net	—	1	4	—	5
Interest income — intercompany	35	2	—	(37)	—
Interest expense — intercompany	(3)	—	(34)	37	—
Interest expense, net	(61)	(3)	(2)	—	(66)

	(29)	—	(32)	—	(61)

Income before income and mining tax and other items	(29)	972	234	—	1,177
Income and mining tax expense	(1)	(309)	(50)	—	(360)
Equity income (loss) of affiliates	567	1	79	(650)	(3)

Net income	537	664	263	(650)	814
Net income attributable to noncontrolling interests	—	(346)	25	44	(277)

Net income attributable to Newmont stockholders	$537	$318	$288	$(606)	$537

(1)	Excludes Amortization and Reclamation and remediation.

NEWMONT MINING CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(dollars in millions, except per share, per ounce and per pound amounts)

	Nine Months Ended September 30, 2011
					Newmont
	Newmont				Mining
	Mining	Newmont	Other		Corporation
Condensed Consolidating Statement of Income	Corporation	USA	Subsidiaries	Eliminations	Consolidated

Sales	$—	$4,765	$2,828	$—	$7,593

Costs and expenses
Costs applicable to sales (1)	—	1,740	1,152	(27)	2,865
Amortization	—	490	287	(1)	776
Reclamation and remediation	—	50	13	—	63
Exploration	—	133	122	—	255
Advanced projects, research and development	—	115	133	(1)	247
General and administrative	—	114	2	29	145
Other expense, net	—	138	58	—	196

	—	2,780	1,767	—	4,547

Other income (expense)
Other income, net	(169)	98	74	—	3
Interest income — intercompany	115	6	11	(132)	—
Interest expense — intercompany	(14)	—	(118)	132	—
Interest expense, net	(168)	(18)	(7)	—	(193)

	(236)	86	(40)	—	(190)

Income before income and mining tax and other items	(236)	2,071	1,021	—	2,856
Income and mining tax expense	45	(607)	(301)	—	(863)
Equity income (loss) of affiliates	1,585	(16)	220	(1,777)	12

Income from continuing operations	1,394	1,448	940	(1,777)	2,005
Loss from discontinued operations	—	7	(143)	—	(136)

Net income	1,394	1,455	797	(1,777)	1,869
Net income attributable to noncontrolling interests	—	(551)	(7)	83	(475)

Net income attributable to Newmont stockholders	$1,394	$904	$790	$(1,694)	$1,394

(1)	Excludes Amortization and Reclamation and remediation.

NEWMONT MINING CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(dollars in millions, except per share, per ounce and per pound amounts)

	Nine Months Ended September 30, 2010
					Newmont
	Newmont				Mining
	Mining	Newmont	Other		Corporation
Condensed Consolidating Statement of Income	Corporation	USA	Subsidiaries	Eliminations	Consolidated

Sales	$—	$4,862	$2,130	$—	$6,992

Costs and expenses
Costs applicable to sales (1)	—	1,635	990	(17)	2,608
Amortization	—	445	253	(1)	697
Reclamation and remediation	—	32	12	—	44
Exploration	—	97	66	—	163
Advanced projects, research and development	—	80	70	(1)	149
General and administrative	—	112	2	19	133
Other expense, net	—	156	44	—	200

	—	2,557	1,437	—	3,994

Other income (expense)
Other income, net	—	15	82	—	97
Interest income — intercompany	106	6	2	(114)	—
Interest expense — intercompany	(8)	—	(106)	114	—
Interest expense, net	(187)	(19)	(4)	—	(210)

	(89)	2	(26)	—	(113)

Income before income and mining tax and other items	(89)	2,307	667	—	2,885
Income and mining tax expense	149	(775)	(158)	—	(784)
Equity income (loss) of affiliates	1,405	2	209	(1,623)	(7)

Net income	1,465	1,534	718	(1,623)	2,094
Net income attributable to noncontrolling interests	—	(774)	20	125	(629)

Net income attributable to Newmont stockholders	$1,465	$760	$738	$(1,498)	$1,465

(1)	Excludes Amortization and Reclamation and remediation.

NEWMONT MINING CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(dollars in millions, except per share, per ounce and per pound amounts)

	Nine Months Ended September 30, 2011
					Newmont
	Newmont				Mining
	Mining	Newmont	Other		Corporation
Condensed Consolidating Statement of Cash Flows	Corporation	USA	Subsidiaries	Eliminations	Consolidated
Operating activities:
Net income (loss)	$1,394	$1,455	$797	$(1,777)	$1,869
Adjustments	193	542	(1,372)	1,777	1,140

Net change in operating assets and liabilities	(5)	(375)	37	—	(343)
Net cash provided from (used in) continuing operations	1,582	1,622	(538)	—	2,666

Net cash used in discontinued operations	—	—	(4)	—	(4)

Net cash provided from (used in) operations	1,582	1,622	(542)	—	2,662
Investing activities:
Additions to property, plant and mine development	—	(1,190)	(591)	—	(1,781)
Proceeds from sale of marketable securities	—	62	12	—	74
Purchases of marketable securities	—	—	(17)	—	(17)
Acquisitions, net	—	—	(2,301)	—	(2,301)
Proceeds from sale of other assets	—	(56)	62	—	6
Other	—	—	(9)	—	(9)

Net cash used in investing activities	—	(1,184)	(2,844)	—	(4,028)

Financing activities:
Net borrowings (repayments)	(7)	(276)	(5)	—	(288)
Net intercompany borrowings (repayments)	(1,289)	(2,240)	3,529	—	—
Dividends paid to common stockholders	(321)	—	—	—	(321)
Dividends paid to noncontrolling interests	—	(17)	—	—	(17)
Proceeds from stock issuance, net	35	—	—	—	35
Change in restricted cash and other	—	—	3	—	3

Net cash provided from (used in) financing activities	(1,582)	(2,533)	3,527	—	(588)

Effect of exchange rate changes on cash	—	(3)	36	—	33

Net change in cash and cash equivalents	—	(2,098)	177	—	(1,921)
Cash and cash equivalents at beginning of period	—	3,877	179	—	4,056

Cash and cash equivalents at end of period	$—	$1,779	$356	$—	$2,135

NEWMONT MINING CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(dollars in millions, except per share, per ounce and per pound amounts)

	Nine Months Ended September 30, 2010
					Newmont
	Newmont				Mining
	Mining	Newmont	Other		Corporation
Condensed Consolidating Statement of Cash Flows	Corporation	USA	Subsidiaries	Eliminations	Consolidated
Operating activities:
Net income (loss)	$1,465	$1,534	$718	$(1,623)	$2,094
Adjustments	(98)	496	(1,194)	1,623	827
Net change in operating assets and liabilities	(43)	(415)	(128)	—	(586)

Net cash provided from (used in) continuing operations	1,324	1,615	(604)	—	2,335
Net cash used in discontinued operations	—	(13)	—	—	(13)

Net cash provided from (used in) operations	1,324	1,602	(604)	—	2,322

Investing activities:
Additions to property, plant and mine development	—	(478)	(494)	—	(972)
Proceeds from sale of marketable securities	—	—	1	—	1
Purchases of marketable securities	—	—	(9)	—	(9)
Acquisitions, net	—	—	(2)	—	(2)
Proceeds from sale of other assets	—	8	45	—	53
Other	—	—	(73)	—	(73)

Net cash used in investing activities	—	(470)	(532)	—	(1,002)

Financing activities:
Net repayments	—	(269)	(5)	—	(274)
Net intercompany borrowings (repayments)	(1,216)	(11)	1,325	(98)	—
Sale of noncontrolling interests	—	229	—	—	229
Acquisition of noncontrolling interests	—	—	(109)	—	(109)
Dividends paid to common stockholders	(172)	—	—	—	(172)
Dividends paid to noncontrolling interests	—	(458)	—	98	(360)
Proceeds from stock issuance, net	56	—	—	—	56
Change in restricted cash and other	—	47	(1)	—	46

Net cash provided from (used in) financing activities	(1,332)	(462)	1,210	—	(584)

Effect of exchange rate changes on cash	—	2	(2)	—	—

Net change in cash and cash equivalents	(8)	672	72	—	736
Cash and cash equivalents at beginning of period	8	3,067	140	—	3,215

Cash and cash equivalents at end of period	$—	$3,739	$212	$—	$3,951

NEWMONT MINING CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(dollars in millions, except per share, per ounce and per pound amounts)

	At September 30, 2011
					Newmont
	Newmont				Mining
	Mining	Newmont	Other		Corporation
Condensed Consolidating Balance Sheet	Corporation	USA	Subsidiaries	Eliminations	Consolidated
Assets
Cash and cash equivalents	$—	$1,779	$356	$—	$2,135
Trade receivables	—	273	39	—	312
Accounts receivable	1,458	3,152	773	(5,124)	259
Investments	60	8	26	—	94
Inventories	—	370	350	—	720
Stockpiles and ore on leach pads	—	547	80	—	627
Deferred income tax assets	121	253	51	—	425
Other current assets	—	149	1,639	—	1,788

Current assets	1,639	6,531	3,314	(5,124)	6,360
Property, plant and mine development, net	—	6,351	10,690	(22)	17,019
Investments	—	21	1,233	—	1,254
Investments in subsidiaries	15,535	43	2,789	(18,367)	—
Stockpiles and ore on leach pads	—	1,475	621	—	2,096
Deferred income tax assets	685	690	254	—	1,629
Other long-term assets	3,765	615	865	(4,464)	781

Total assets	$21,624	$15,726	$19,766	$(27,977)	$29,139

Liabilities
Debt	$507	$61	$10	$—	$578
Accounts payable	3,024	1,257	1,375	(5,114)	542
Employee-related benefits	—	197	72	—	269
Income and mining taxes	8	131	242	—	381
Other current liabilities	436	399	3,842	(1,972)	2,705

Current liabilities	3,975	2,045	5,541	(7,086)	4,475
Debt	3,534	74	51	—	3,659
Reclamation and remediation liabilities	—	721	310	—	1,031
Deferred income tax liabilities	—	525	2,067	—	2,592
Employee-related benefits	5	256	89	—	350
Other long-term liabilities	563	60	4,192	(4,487)	328

Total liabilities	8,077	3,681	12,250	(11,573)	12,435

Equity
Preferred stock	—	—	61	(61)	—
Common stock	781	—	—	—	781
Additional paid-in capital	8,051	3,017	5,730	(8,434)	8,364
Accumulated other comprehensive income	462	(121)	843	(722)	462
Retained earnings	4,253	5,754	(317)	(5,437)	4,253

Newmont stockholders’ equity	13,547	8,650	6,317	(14,654)	13,860
Noncontrolling interests	—	3,395	1,199	(1,750)	2,844

Total equity	13,547	12,045	7,516	(16,404)	16,704

Total liabilities and equity	$21,624	$15,726	$19,766	$(27,977)	$29,139

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
Estimated future reclamation costs are based principally on legal and regulatory requirements. At September 30, 2011 and December 31, 2010, $922 and $904, respectively, were accrued for reclamation costs relating to currently or recently producing mineral properties in accordance with asset retirement obligation guidance. The current portions of $40 and $46 at September 30, 2011 and December 31, 2010, respectively, are included in Other current liabilities.
In addition, the Company is involved in several matters concerning environmental obligations associated with former mining activities. Generally, these matters concern developing and implementing remediation plans at the various sites involved. The Company believes that the related environmental obligations associated with these sites are similar in nature with respect to the development of remediation plans, their risk profile and the compliance required to meet general environmental standards. Based upon the Company’s best estimate of its liability for these matters, $166 and $144 were accrued for such obligations at September 30, 2011 and December 31, 2010, respectively. These amounts are included in Other current liabilities and Reclamation and remediation liabilities. Depending upon the ultimate resolution of these matters, the Company believes that it is reasonably possible that the liability for these matters could be as much as 141% greater or 4% lower than the amount accrued at September 30, 2011. The amounts accrued are reviewed periodically based upon facts and circumstances available at the time. Changes in estimates are recorded in Reclamation and remediation in the period estimates are revised.
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
On July 14, 2008, after a bench trial, the Court held Newmont liable under CERCLA as an “operator” of the Midnite Mine. The Court previously ruled on summary judgment that both the U.S. Government and Dawn were liable under CERCLA. On October 17, 2008, the Court issued its written decision in the bench trial. The Court found Dawn and Newmont jointly and severally liable under CERCLA for past and future response costs, and ruled that each of Dawn and Newmont are responsible to pay one-third of such costs. The Court also found the U.S. Government liable on Dawn’s and Newmont’s contribution claim, and ruled that the U.S. Government is responsible to pay one-third of all past and future response costs. In November 2008, all parties appealed the Court’s ruling. Also in November 2008, the EPA issued an Administrative Order pursuant to Section 106 of CERCLA ordering Dawn and Newmont to conduct water treatment, testing and other preliminary remedial actions. Newmont has initiated those preliminary remedial actions.
As of September 30, 2011, Newmont, Dawn, the Department of Interior, the EPA and the Department of Justice entered into a Consent Decree for remediation of the Midnite Mine site, and filed the Consent Decree with the U.S. District Court for the Eastern District of Washington. All parties moved to dismiss the appeal of the trial court findings. The Court shall elicit public comments regarding the Consent Decree. If the Court approves the Consent Decree following the public comment process: 1) Newmont and Dawn will design, construct and implement the cleanup plan selected by the EPA in 2006 for the Midnite Mine site; 2) Newmont and Dawn will reimburse the EPA for its costs associated with overseeing the work; 3) the Department of the Interior will contribute a lump sum of approximately $54 toward past EPA costs and future costs related to the cleanup of the Midnite Mine site; and 4) Newmont and Dawn will be responsible for all other EPA oversight costs and Midnite Mine site cleanup costs.
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

NEWMONT MINING CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(dollars in millions, except per share, per ounce and per pound amounts)
PT Newmont Minahasa Raya (“PTNMR”) — 80% Newmont Owned
On March 22, 2007, an Indonesian non-governmental organization named Wahana Lingkungan Hidup Indonesia (“WALHI”) filed a civil suit against PTNMR, the Newmont subsidiary that operated the Minahasa mine in Indonesia, and Indonesia’s Ministry of Energy & Mineral Resources and Ministry of Environment, alleging pollution from the government-approved and permitted disposal of mill tailings into Buyat Bay, and seeking a court order requiring PTNMR to fund a 25-year monitoring program in relation to Buyat Bay. In December 2007, the court ruled in PTNMR’s favor and found that WALHI’s allegations of pollution in Buyat Bay were without merit. In March 2008, WALHI appealed this decision to the Indonesian High Court. On January 27, 2010, the Indonesian High Court upheld the December 2007 ruling in favor of PTNMR. On May 17, 2010, WALHI filed an appeal of the January 27, 2010 Indonesian High Court ruling seeking review from the Indonesian Supreme Court. Independent sampling and testing of Buyat Bay water and fish, as well as area residents, conducted by the World Health Organization and the Australian Commonwealth Scientific and Industrial Research Organization, confirm that PTNMR has not polluted the Buyat Bay environment, and, therefore, has not adversely affected the fish in Buyat Bay or the health of nearby residents. The Company remains steadfast that it has not caused pollution or health problems.
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
PT Newmont Nusa Tenggara (“PTNNT”) — 31.5% Newmont Owned
Under the Batu Hijau Contract of Work, beginning in 2006 and continuing through 2010, a portion of PTNNT’s shares were required to be offered for sale, first, to the Indonesian government or, second, to Indonesian nationals, equal to the difference between the following percentages and the percentage of shares already owned by the Indonesian government or Indonesian nationals (if such number is positive): 23% by March 31, 2006; 30% by March 31, 2007; 37% by March 31, 2008; 44% by March 31, 2009; and 51% by March 31, 2010. As PT Pukuafu Indah (“PTPI”), an Indonesian national, owned a 20% interest in PTNNT at all relevant times, in 2006, a 3% interest was required to be offered for sale and, in each of 2007 through 2010, an additional 7% interest was required to be offered (for an aggregate 31% interest). The price at which such interests were to be offered for sale to the Indonesian parties is the highest of the then-current replacement cost, the price at which shares would be accepted for listing on the Indonesian Stock Exchange, or the fair market value of such interest as a going concern, as agreed with the Indonesian government.

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
On December 17, 2010, the Ministry of Energy & Mineral Resources, acting on behalf of the Indonesian government, accepted the offer to acquire the final 7% interest in PTNNT. Subsequently, the Indonesian government designated Pusat Investasi Pemerintah (“PIP”), an agency of the Ministry of Finance, as the entity that will buy the final stake. On May 6, 2011, PIP and the foreign shareholders entered into a definitive agreement for the sale and purchase of the final 7% divestiture stake. Closing of the transaction is pending receipt of approvals from certain Indonesian government ministries. Subsequent to signing the agreement, a disagreement arose between the Ministry of Finance and the Indonesian parliament in regard to whether parliamentary approval was needed to allow PIP to make the share purchase. In October 2011, press reports stated that Indonesia’s Supreme Audit Agency had determined that parliamentary approval is required. The Ministry of Finance continues to dispute the need for parliamentary approval and further disputes may arise in regard to the divestiture of the 2010 shares.
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

NEWMONT MINING CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(dollars in millions, except per share, per ounce and per pound amounts)
Additionally, in September 2011, WALHI brought an administrative law claim against Indonesia’s Ministry of Environment to challenge the May 2011 renewal of PTNNT’s submarine tailings permit. PTNNT and the regional government of KSB (“KSB”) filed separate applications for intervention into the proceedings, both of which were accepted by the Administrative Court. KSB intervened on the side of WALHI, and PTNNT joined on the side of the Ministry of Environment. PTNNT will defend its submarine tailings permit and is confident that the Ministry of Environment acted properly in renewing PTNNT’s permit.
Newmont Mining Corporation claim relating to PTNNT divestiture
The Company is aware of a lawsuit apparently filed by Indonesian citizens living in the province of Nusa Tenggara Barat against Indonesia’s Ministry of Finance and other government officials (as defendants) and against PTNNT and the Company (as co-defendants). Plaintiffs claim that the purchase by the central government of the final 7% divestiture stake in PTNNT violates, or would violate, their human rights. PTNNT’s alleged liability appears to arise from being a party involved in the process of divestiture, and the Company’s status as a holding company of PTNNT. The allegations regarding liability are vague and unclear. Plaintiffs seek various relief, including an order requiring the defendants and co-defendants to transfer the final 7% stake to the regional government of Nusa Tenggara Barat and a payment of approximately $247 in damages. The Company considers that there has been no proper service of process, that there is lack of jurisdiction, and that the claims pertaining to it are entirely without merit.
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
As part of its ongoing business and operations, the Company and its affiliates are required to provide surety bonds, bank letters of credit and bank guarantees as financial support for various purposes, including environmental reclamation, exploration permitting, workers compensation programs and other general corporate purposes. At September 30, 2011 and December 31, 2010, there were $1,341 and $1,191, respectively, of outstanding letters of credit, surety bonds and bank guarantees. The surety bonds, letters of credit and bank guarantees reflect fair value as a condition of their underlying purpose and are subject to fees competitively determined in the market place. The obligations associated with these instruments are generally related to performance requirements that the Company addresses through its ongoing operations. As the specific requirements are met, the beneficiary of the associated instrument cancels and/or returns the instrument to the issuing entity. Certain of these instruments are associated with operating sites with long-lived assets and will remain outstanding until closure. Generally, bonding requirements associated with environmental regulation are becoming more restrictive. However, the Company believes it is in compliance with all applicable bonding obligations and will be able to satisfy future bonding requirements, through existing or alternative means, as they arise.
Newmont is from time to time involved in various legal proceedings related to its business. Except in the above-described proceedings, management does not believe that adverse decisions in any pending or threatened proceeding or that amounts that may be required to be paid by reason thereof will have a material adverse effect on the Company’s financial condition or results of operations.
NOTE 29 SUPPLEMENTARY DATA
Ratio of Earnings to Fixed Charges
The ratio of earnings to fixed charges for the nine months ended September 30, 2011 was 13.1. The ratio of earnings to fixed charges represents income before income and mining tax expense, equity income (loss) of affiliates, loss from discontinued operations and net income attributable to noncontrolling interests, divided by interest expense. Interest expense includes amortization of capitalized interest and the portion of rent expense representative of interest. Interest expense does not include interest on income tax liabilities. The computation of the ratio of earnings to fixed charges can be found in Exhibit 12.1.

ITEM	2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (dollars in millions, except per share, per ounce and per pound amounts)
The following discussion provides information that management believes is relevant to an assessment and understanding of the consolidated financial condition and results of operations of Newmont Mining Corporation and its subsidiaries (collectively, “Newmont,” the “Company,” “our” and “we”). We use certain non-GAAP financial performance measures in our MD&A. For a detailed description of each of the non-GAAP financial measures used in this MD&A, please see the discussion under “Non-GAAP Financial Performance Measures” beginning on page 64. References to “A$” refer to Australian currency, “C$” to Canadian currency, “NZ$” to New Zealand currency and “$” to United States currency.
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
Our vision is to be the most valued and respected mining company through industry leading performance. We remain focused on the development of our next generation of mining projects. Approximately 40% of our 2011 capital expenditures are being invested in these projects and the development of our project pipeline, as we continue to deliver solid leverage to the gold price. Third quarter 2011 highlights are included below and discussed further in Results of Consolidated Operations.
Delivering strong operating performance
•	Record Sales of $2,744 and $7,593 for the third quarter and first nine months of 2011, respectively;
•	Record Net cash provided from continuing operations of $2,666 for the first nine months of 2011;
•	Record average realized gold price of $1,695 and $1,526 per ounce for the third quarter and first nine months of 2011, respectively;
•	Average realized copper price of $2.94 and $3.58 per pound for the third quarter and first nine months of 2011, respectively;
•	Attributable gold production of 1.3 million and 3.9 million ounces at consolidated Costs applicable to sales of $622 and $587 per ounce, for the third quarter and first nine months of 2011, respectively;
•	Attributable copper production of 58 million and 159 million pounds at consolidated Costs applicable to sales of $1.10 and $1.17 per pound, for the third quarter and first nine months of 2011, respectively; and
•	Maintaining 2011 Outlook for attributable gold and copper production, costs applicable to sales and capital expenditures.

Advancing our project pipeline
As previously disclosed, our current plans reflect the intended development of assets within our global development portfolio that would increase annual attributable gold production to approximately 7 million ounces by 2017. This production target represents a potential aggregate increase of approximately 35% in anticipated 2017 annual production from the Company’s previously announced 2011 attributable gold production outlook of 5.1 to 5.3 million ounces. We also manage our wider project portfolio to maintain flexibility to address the development risks associated with our projects, including permitting, local community and government support, engineering and procurement availability, technical issues, escalating costs, and other associated risks that could adversely impact the timing and costs of certain opportunities.
Our development opportunities that have advanced to full funding approval during 2011 and comprise a significant part of the Company’s growth strategy include Akyem in Ghana, Conga in Peru and the Tanami Shaft in Australia, as described further below.
Akyem, Ghana — Since full funding approval by the Board of Directors (the “Board”) in March 2011, the project has continued to advance with confirmation of the main civil and mechanical construction contracts, commencement of bulk earthworks and civil activities, the first structural concrete pour and the establishment of the first set of resettlement villages. First production is anticipated in late 2013 to early 2014 with approximately three to six months expected for ramp-up to commercial production. Gold production is expected to average approximately 350,000 to 450,000 ounces per year at Costs applicable to sales of $450 to $550 per ounce for the first five years of the mine’s operating life of approximately 16 years (based on current gold reserves). Capital costs are estimated at $850 to $1,100. At December 31, 2010, we had 7.2 million ounces of gold reserves at Akyem.
Conga, Peru — Following the full funding approval by the Board in July 2011, the project has continued to progress infrastructure works, earthworks construction, drilling, detailed engineering, procurement of materials and equipment and securing remaining permits needed for construction. First production is expected in late 2014 to early 2015 with approximately six months expected for ramp-up to commercial production. Average annual estimated attributable gold production of approximately 300,000 to 350,000 ounces per year are expected during the first five years of production at average Costs applicable to sales of $400 to $450 per ounce. Average annual estimated attributable copper production of approximately 80 to 120 million pounds per year are expected during the first five years of production at average Costs applicable to sales of $1.25 to $1.75 per pound. The project has an anticipated mine life of approximately 19 years, with additional district exploration potential. Capital costs are estimated at $4,000 to $4,800 ($2,000 to $2,400 attributable to Newmont). At December 31, 2010, we reported 6.1 million attributable ounces of gold reserves and 1.7 billion attributable pounds of copper reserves at Conga.
Tanami Shaft, Australia - Following the full funding approval by the Board in July 2011, development efforts have progressed according to plans. The project will support underground expansion at the Callie and Auron ore bodies, reduce cut-off grade, enhance productivity and facilitate possible additional mine expansion. The project is expected to add average annual attributable gold production of approximately 60,000 to 90,000 ounces during the first five years of production while lowering Costs applicable to sales for the first five years by approximately $100 per ounce. First production is expected in late 2014 to early 2015. Capital costs are expected to be approximately $400 to $450 million based on the recent average Australian dollar exchange rate.
In addition to the projects receiving full funding decisions in 2011, as described above, we advanced approximately 20 earlier stage development assets through our project pipeline in each of our four operating regions. The exploration, construction and operation of these earlier stage development assets may require significant funding, some of which are described further below:
Merian, Suriname — Feasibility Study work for the Merian project began in the third quarter of 2011 and is expected to be completed in the fourth quarter of 2012. The Company has also recently commenced negotiations for a mineral agreement with the government of Suriname. The development of the Merian project allows Newmont to pursue a new district with upside potential and the opportunity to grow and extend the operating life of the South American region. First production is targeted for 2015 with initial estimated gold production of approximately 300,000 ounces per year.
Long Canyon, Nevada — Since completing the acquisition of Fronteer Gold, Inc. in April 2011, the project entered into the pre-feasibility stage as we further develop our understanding of what we expect could be another Carlin-type trend at Long Canyon. We have received an expanded exploration area permit allowing access to project targets. We continue to make progress on the drilling program, to date we have completed 40 kilometers of drilling with an expected additional 10 kilometers in the remainder of 2011. We have engaged engineering firms to assist in developing our plan of operations. Our intention is to bring the project into production in 2017 with initial estimated gold production of approximately 300,000 ounces per year.
Hope Bay, Canada — Hope Bay is a Canadian Arctic greenstone district with a strike length of approximately 80 kilometers by 20 kilometers. Early stage exploration has identified numerous targets within the district. Drilling results to date, including approximately 70 kilometers of diamond drilling completed in 2011, continue to support our view of the approximately 10 million ounce exploration resource potential, none of which are currently in reserves. Diamond drill operations are ongoing in addition to the exploration decline at Doris North which commenced in late 2010. We continue to evaluate development options and economic feasibility for Hope Bay comparatively with other development opportunities within the Company’s wider project pipeline.
Enhanced Gold Price-Linked Dividend
Under the enhanced gold price-linked dividend policy announced in September 2011, our annual dividend has the potential to increase to $4.70 per share if the Company’s average realized gold price exceeds $2,500 per ounce.

The enhanced policy will continue to link the quarterly dividend rate to changes in the gold price but will also provide an additional step up of 7.5 cents per share when the Company’s realized gold price for a quarter exceeds $1,700 per ounce and a further step up of 2.5 cents per share when the Company’s realized gold price for a quarter exceeds $2,000 per ounce. At average realized gold prices below $1,700 per ounce, the dividend policy remains unchanged. Under the policy, unless otherwise determined by the Board, the dividend will be calculated based upon the average realized gold price during the preceding quarter in the manner highlighted in the table below:

Average Realized	Quarterly Dividend		Annualized Dividend
Gold Price	Prior	Enhanced	Prior	Enhanced

$1,100 - $1,199	$0.100	$0.100	$0.400	$0.400
$1,200 - $1,299	$0.150	$0.150	$0.600	$0.600
$1,300 - $1,399	$0.200	$0.200	$0.800	$0.800
$1,400 - $1,499	$0.250	$0.250	$1.000	$1.000
$1,500 - $1,599	$0.300	$0.300	$1.200	$1.200
$1,600 - $1,699	$0.350	$0.350	$1.400	$1.400
$1,700 - $1,799	$0.400	$0.425	$1.600	$1.700
$1,800 - $1,899	$0.450	$0.500	$1.800	$2.000
$1,900 - $1,999	$0.500	$0.575	$2.000	$2.300
$2,000 - $2,099	$0.550	$0.675	$2.200	$2.700
$2,100 - $2,199	$0.600	$0.775	$2.400	$3.100
$2,200 - $2,299	$0.650	$0.875	$2.600	$3.500
$2,300 - $2,399	$0.700	$0.975	$2.800	$3.900
$2,400 - $2,499	$0.750	$1.075	$3.000	$4.300
$2,500 - $2,599	$0.800	$1.175	$3.200	$4.700
The fourth quarter 2011 dividend under this policy of $0.35 per share (based on a third quarter 2011 average realized gold price of $1,695 per ounce) represents an increase of 17% over the $0.30 dividend paid in the third quarter of 2011, and an increase of 133% over the fourth quarter 2010 dividend. This dividend policy is intended as a non-binding guideline which will be periodically reviewed and reassessed by the Board. The declaration and payment of future dividends remains at the discretion of the Board and will depend on the Company’s financial results, cash requirements, future prospects and other factors deemed relevant by the Board.

Selected Financial and Operating Results

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Sales	$2,744	$2,597	$7,593	$6,992
Income from continuing operations	$675	$814	$2,005	$2,094
Net income	$675	$814	$1,869	$2,094
Net income attributable to Newmont stockholders	$493	$537	$1,394	$1,465

Per common share, basic:
Income from continuing operations attributable to Newmont stockholders	$1.00	$1.09	$3.10	$2.98
Net income attributable to Newmont stockholders	$1.00	$1.09	$2.82	$2.98

Adjusted net income (1)	$635	$533	$1,593	$1,319
Adjusted net income per share (1)	$1.29	$1.08	$3.23	$2.68

Consolidated gold ounces (thousands)
Produced (2)	1,519	1,689	4,433	4,862
Sold	1,458	1,651	4,327	4,778

Consolidated copper pounds (millions)
Produced (3)	102	156	278	463
Sold	92	158	276	434

Average price received, net:
Gold (per ounce)	$1,695	$1,221	$1,526	$1,176
Copper (per pound)	$2.94	$3.67	$3.58	$3.17

Costs applicable to sales:
Gold (per ounce)	$622	$470	$587	$477
Copper (per pound)	$1.10	$0.73	$1.17	$0.76

(1)	See “Non-GAAP Financial Measures” on page 64.

(2)	Contained basis. (Attributable production after smelter recoveries was 1,306 and 1,403 thousand gold ounces for the third quarter 2011 and 2010, respectively. Attributable production after smelter recoveries was 3,867 and 4,022 thousand gold ounces for the first nine months 2011 and 2010, respectively.)

(3)	Contained basis. (Attributable production after smelter recoveries was 55 and 80 million copper pounds for the third quarter 2011 and 2010, respectively. Attributable production after smelter recoveries was 152 and 243 million copper pounds for the first nine months 2011 and 2010, respectively.)
Consolidated Financial Results
Net income attributable to Newmont stockholders for the third quarter of 2011 was $493 ($1.00 per share) compared to $537 ($1.09 per share) for the third quarter of 2010. Results for the third quarter of 2011 compared to the third quarter of 2010 were impacted by higher realized gold prices, partially offset by lower copper prices, lower sales volumes, higher production costs, and a $174 impairment of marketable equity securities. Net income attributable to Newmont stockholders for the first nine months of 2011 was $1,394 ($2.82 per share) compared to $1,465 ($2.98 per share) for the first nine months of 2010. Results for the first nine months of 2011 compared to the first nine months of 2010 were impacted by higher realized gold and copper prices, partially offset by lower sales volumes, higher production costs and income taxes, a $175 impairment of marketable equity securities, a $136 Loss from discontinued operations, acquisition related expenses and a large tax benefit resulting from the restructuring of the form of the Company’s non-US subsidiaries realized in 2010.

Gold Sales increased 23% and 17% in the third quarter and first nine months of 2011, respectively, compared to the same periods in 2010 due to higher realized prices, partially offset by lower sales volumes. The following analysis summarizes the change in consolidated gold sales:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Consolidated gold sales:
Gross before provisional pricing	$2,468	$2,028	$6,607	$5,632
Provisional pricing mark-to-market	20	5	38	27

Gross after provisional pricing	2,488	2,033	6,645	5,659
Treatment and refining charges	(17)	(17)	(43)	(40)

Net	$2,471	$2,016	$6,602	$5,619

Consolidated gold ounces sold (thousands):	1,458	1,651	4,327	4,778
Average realized gold price (per ounce):
Gross before provisional pricing	$1,693	$1,229	$1,527	$1,179
Provisional pricing mark-to-market	14	3	9	6

Gross after provisional pricing	1,707	1,232	1,536	1,185
Treatment and refining charges	(12)	(11)	(10)	(9)

Net	$1,695	$1,221	$1,526	$1,176

The change in consolidated gold sales is due to:

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2011 vs. 2010	2011 vs. 2010
Change in consolidated ounces sold	$(237)	$(533)
Change in average realized gold price	692	1,519
Change in treatment and refining charges	—	(3)

	$455	$983

Copper Sales decreased 53% in the third quarter of 2011 compared to the third quarter of 2010 due to lower sales volumes and lower realized prices. Copper Sales decreased 28% in the first nine months of 2011 compared to the same period in 2010 due to lower sales volumes, partially offset by higher realized prices. The following analysis summarizes the change in consolidated copper sales:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Consolidated copper sales:
Gross before provisional pricing	$363	$539	$1,154	$1,433
Provisional pricing mark-to-market	(74)	78	(102)	30

Gross after provisional pricing	289	617	1,052	1,463
Treatment and refining charges	(16)	(36)	(61)	(90)

Net	$273	$581	$991	$1,373

Consolidated copper pounds sold (millions)	92	158	276	434
Average realized copper price (per pound):
Gross before provisional pricing	$3.91	$3.41	$4.17	$3.31
Provisional pricing mark-to-market	(0.80)	0.49	(0.37)	0.07

Gross after provisional pricing	3.11	3.90	3.80	3.38
Treatment and refining charges	(0.17)	(0.23)	(0.22)	(0.21)

Net	$2.94	$3.67	$3.58	$3.17

The change in consolidated copper sales is due to:

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2011 vs. 2010	2011 vs. 2010
Change in consolidated pounds sold	$(254)	$(528)
Change in average realized copper price	(74)	117
Change in treatment and refining charges	20	29

	$(308)	$(382)

The following is a summary of consolidated gold and copper sales, net:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Gold
North America:
Nevada	$712	$568	$1,823	$1,540
La Herradura	92	52	238	149

	804	620	2,061	1,689

South America:
Yanacocha	544	436	1,430	1,321

Asia Pacific:
Boddington	245	181	746	582
Batu Hijau	198	260	430	595
Other Australia/New Zealand	437	351	1,227	973

	880	792	2,403	2,150

Africa:
Ahafo	243	168	708	459

	2,471	2,016	6,602	5,619

Copper
Asia Pacific:
Batu Hijau	233	543	844	1,256
Boddington	40	38	147	117

	273	581	991	1,373

	$2,744	$2,597	$7,593	$6,992

Costs applicable to sales for gold increased in the third quarter and first nine months of 2011 compared to the same periods in 2010 due to higher waste mining activities, higher milling and royalty costs, higher diesel prices, a stronger Australian dollar and a higher co-product allocation of costs to gold, partially offset by lower worker’s participation costs. Costs applicable to sales for copper decreased in the third quarter and first nine months of 2011 compared to the same periods in 2010 due to a lower co-product allocation of costs to copper, partially offset by higher waste mining costs at Batu Hijau and higher mill maintenance costs at Boddington. For a complete discussion regarding variations in operations, see Results of Consolidated Operations below.
Amortization increased in the third quarter of 2011 compared to the third quarter of 2010 due to higher mine development and asset retirement costs at Yanacocha and higher mine development costs at Other Australia/New Zealand. Amortization increased in the first nine months of 2011 compared to the first nine months of 2010 due to higher mine development and asset retirement costs at Yanacocha and higher mine development costs at Other Australia/New Zealand, partially offset by lower production from Batu Hijau. We continue to expect Amortization to be approximately $1,025 to $1,035 in 2011.

The following is a summary of Costs applicable to sales and Amortization by operation:

	Costs Applicable				Costs Applicable
	to Sales		Amortization		to Sales		Amortization
	Three Months Ended		Three Months Ended		Nine Months Ended		Nine Months Ended
	September 30,		September 30,		September 30,		September 30,
	2011	2010	2011	2010	2011	2010	2011	2010
Gold
North America:
Nevada	$267	$259	$69	$68	$763	$756	$197	$194
La Herradura	31	20	6	5	76	52	15	13

	298	279	75	73	839	808	212	207

South America:
Yanacocha	194	149	67	42	537	442	186	119
Asia Pacific:
Boddington	112	91	28	25	329	284	87	81
Batu Hijau	58	47	14	12	122	123	28	34
Other Australia/New Zealand	174	153	36	26	498	446	102	82

	344	291	78	63	949	853	217	197

Africa:
Ahafo	71	57	19	22	216	176	61	58

	907	776	239	200	2,541	2,279	676	581

Copper
Asia Pacific:
Batu Hijau	73	96	16	26	241	261	54	72
Boddington	28	19	6	5	83	68	20	18

	101	115	22	31	324	329	74	90

Other
Hope Bay	—	—	3	4	—	—	10	10
Asia Pacific	—	—	1	1	—	—	2	2
Corporate and other	—	—	5	6	—	—	14	14

	—	—	9	11	—	—	26	26

	$1,008	$891	$270	$242	$2,865	$2,608	$776	$697

Exploration expense increased $37 in the third quarter of 2011 compared to the third quarter of 2010 due to additional expenditures in all regions, with the largest increases at Long Canyon and Hope Bay. Exploration expense increased $92 in the first nine months of 2011 compared to the first nine months of 2010 due to additional expenditures in all regions, with the largest increases at Long Canyon and other operations at Nevada, Hope Bay, Ahafo and Jundee. We continue to expect Exploration expense to be approximately $335 to $345 in 2011.

Advanced projects, research and development expense in the third quarter and first nine months of 2011 and 2010 are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Hope Bay	$36	$13	$115	$48
Conga	9	2	15	5
Akyem	2	—	3	4
Technical and project services	20	12	53	35
Corporate	7	4	16	25
Other	19	15	45	32

	$93	$46	$247	$149

We continue to expect Advanced projects, research and development expenses to be approximately $405 to $415 in 2011.
General and administrative expenses increased by $5 and $12 for the third quarter and first nine months of 2011, respectively, compared to the same periods of 2010 due to higher compensation and benefit costs resulting mainly from a larger workforce to support our growth plans. We continue to expect General and administrative expenses to be approximately $190 to $200 in 2011.
Other expense, net decreased by $14 in the third quarter of 2011 compared to the third quarter of 2010 mainly due to lower community development costs. Other expense, net decreased by $4 in the first nine months of 2011 compared to the first nine months of 2010 due to lower community development costs, partially offset by the Indonesian value added tax settlement and Fronteer acquisition costs.
Other income, net decreased by $81 in the third quarter of 2011 compared to the third quarter of 2010 due to the impairment loss on Paladin Energy Ltd. (“Paladin”) of $148 and other marketable equity securities of $26, partially offset by the gain on the sale of other marketable equity securities and foreign currency exchange gains in 2011 compared to losses in 2010. Paladin is a uranium producer and our investment was acquired with the Fronteer acquisition. The value of the Paladin securities has declined since Japan’s nuclear crisis in March 2011. Other income, net decreased by $94 in the first nine months of 2011 compared to the first nine months of 2010 due to the impairment loss on Paladin of $148 and other marketable equity securities of $27 and the sale of non-core assets in 2010 partially offset by the gain on the sale of New Gold, Inc. and other marketable equity securities and foreign currency exchange gains in 2011 compared to losses in 2010.
Interest expense, net decreased by $1 and $17 in the third quarter and first nine months of 2011, respectively, compared to the same periods in 2010 due to the prepayment of the Yanacocha senior notes and credit facility in 2010 and higher capitalized interest, partially offset by commitment fees on the PTNNT revolving credit facility. Capitalized interest increased by $9 and $19 in the third quarter and first nine months of 2011, respectively, compared to the same periods in 2010 due to higher capitalized costs related to the advancement of our Conga and Akyem projects. We continue to expect Interest expense, net to be approximately $235 to $245 in 2011.
Income and mining tax expense during the third quarter of 2011 was $371 resulting in an effective tax rate of 36%. Income and mining tax expense during the third quarter of 2010 was $360 for an effective tax rate of 31%. The higher effective rate in 2011 resulted from recording a valuation allowance on the deferred tax asset generated as a result of the impairment loss on specific marketable equity securities and the change in the jurisdictional blend of our taxable income and the effect it has on the overall rate impact from percentage depletion. Income and mining tax expense during the first nine months of 2011 was $863 resulting in an effective tax rate of 30%. Income and mining tax expense during the first nine months of 2010 was $784 for an effective tax rate of 27%. The higher effective tax rate in the first nine months of 2011 was due to recording a valuation allowance related to the impairment loss on specific marketable equity securities as well as a large benefit in the prior year resulting from the restructuring of the form of the Company’s non-US subsidiaries. The effective tax rates are different from the United States statutory rate of 35% primarily due to the above mentioned tax benefits and U.S. percentage depletion. For a complete discussion of the factors that influence our effective tax rate, see Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations in Newmont’s Annual Report on Form 10-K for the year ended December 31, 2010 filed February 24, 2011.
During the quarter, the U.S. Internal Revenue Services issued a Technical Advice Memorandum (“TAM”) to us regarding the income tax treatment of the 2007 cash settlement of the Price Capped Forward Sales Contracts. The TAM provides unfavorable guidance and we intend to vigorously defend our positions through all available processes.

During the quarter, Peru enacted four new tax laws. The enactment of the new Peruvian taxes is not anticipated to necessitate adjustment to deferred tax assets or deferred tax liabilities. The new tax laws are not anticipated to have a material impact on the Company’s Income and mining tax expense.
We expect the 2011 consolidated tax rate to be approximately 29% to 31%, assuming an average realized gold price of $1,600 per ounce in the remainder of the year.
Net income attributable to noncontrolling interests decreased to $182 in the third quarter of 2011 compared to $277 in the third quarter of 2010 as a result of decreased earnings at Batu Hijau, partially offset by increased earnings at Yanacocha. Net income attributable to noncontrolling interests decreased to $475 in the first nine months of 2011 compared to $629 in the first nine months of 2010 as a result of decreased earnings at Batu Hijau.
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
Results of Consolidated Operations

	Gold or Copper Produced(1)		Costs Applicable to Sales(2)		Amortization
Three Months Ended September 30,	2011	2010	2011	2010	2011	2010
Gold	(ounces in thousands)		($ per ounce)		($ per ounce)
North America	482	495	$633	$549	$158	$144
South America	328	355	610	420	211	118
Asia Pacific	563	683	652	445	146	96
Africa	146	156	501	422	140	160

Total/Weighted-Average	1,519	1,689	$622	$470	$164	$121

Attributable to Newmont(3)(4)	1,311	1,408	$628	$496

Net Attributable to Newmont(4)			$556	$323

Copper	(pounds in millions)		($ per pound)		($ per pound)
Asia Pacific	102	156	$1.10	$0.73	$0.24	$0.20

Attributable to Newmont(4)	58	83	$1.25	$0.79

	Gold or Copper Produced(1)		Costs Applicable to Sales(2)		Amortization
Nine Months Ended September 30,	2011	2010	2011	2010	2011	2010
Gold	(ounces in thousands)		($ per ounce)		($ per ounce)
North America	1,374	1,431	$624	$565	$157	$145
South America	958	1,131	578	392	200	106
Asia Pacific	1,623	1,892	597	464	136	107
Africa	478	408	465	456	133	151

Total/Weighted-Average	4,433	4,862	$587	$477	$156	$122

Attributable to Newmont(4)(5)	3,881	4,038	$593	$503

Net Attributable to Newmont(4)			$497	$366

Copper	(pounds in millions)		($ per pound)		($ per pound)
Asia Pacific	278	463	$1.17	$0.76	$0.27	$0.21

Attributable to Newmont(4)	159	253	$1.30	$0.84

(1)	Contained basis (Attributable production after smelter recoveries was 1,306 and 1,403 thousand gold ounces and 55 and 80 million copper pounds for third quarter 2011 and 2010, respectively. Attributable production after smelter recoveries was 3,867 and 4,022 thousand gold ounces and 152 and 243 million copper pounds for first nine months 2011 and 2010, respectively.)

(2)	Excludes Amortization and Reclamation and remediation.

(3)	Includes 19 and 5 thousand ounces in 2011 and 2010, respectively from our non-consolidated interest in La Zanja and 4 thousand ounces in 2011 from our non-consolidated interests in Duketon.

(4)	See “Non-GAAP Financial Measures” on page 64.

(5)	Includes 49 and 5 thousand ounces in 2011 and 2010, respectively from our non-consolidated interest in La Zanja and 12 thousand ounces in 2011 from our non-consolidated interests in Duketon.
Third quarter 2011 compared to 2010
Consolidated gold production decreased 10% due to processing lower grade stockpiles at Batu Hijau, lower leach placement at Yanacocha and lower mill grade at Nevada and Ahafo. Consolidated copper production decreased 35% due to processing lower grade stockpiles at Batu Hijau.
Costs applicable to sales per consolidated gold ounce sold increased 33% due to lower production, higher waste mining, milling, labor and royalty costs and a higher co-product allocation of costs to gold. Costs applicable to sales per consolidated copper pound sold increased 51% due to lower production at Batu Hijau, partially offset by lower co-product allocation of costs to copper.
Amortization increased 35% per consolidated gold ounce sold and 20% per consolidated copper pound sold due to lower production and higher mine development and asset retirement costs, partially offset by an increase in reserves.
First nine months 2011 compared to 2010
Consolidated gold production decreased 9% due to processing lower grade stockpiles at Batu Hijau, lower mill grade at Nevada and lower leach placement at Yanacocha, partially offset by higher mill grade and recovery at Ahafo. Consolidated copper production decreased 40% due to processing lower grade stockpiles at Batu Hijau.
Costs applicable to sales per consolidated gold ounce sold increased 23% due to lower production from Batu Hijau, Yanacocha and Nevada, higher waste mining, milling, labor and royalty costs and higher commodity prices, partially offset by higher silver by-product credits and lower workers’ participation costs. Costs applicable to sales per consolidated copper pound sold increased 54% due to lower production at Batu Hijau.
Amortization increased 28% per consolidated gold ounce sold and 29% per consolidated copper pound sold due to lower production and higher mine development and asset retirement costs.
We continue to expect gold production of 5.1 to 5.3 million ounces attributable to Newmont at consolidated Costs applicable to sales per ounce of approximately $560 to $590. Potentially lower grades due to mine sequencing at Gold Quarry and lower grades at Exodus in Nevada could result in the Company’s attributable gold production for the year to be near the bottom of this range. Potentially lower production in Nevada as well as higher operating costs at Boddington, and a higher co-product allocation of costs to gold could result in the Company’s Costs applicable to sales for the year to be near the top of this range. Our Costs applicable to sales for the year are expected to change by approximately $2 per ounce for every $10 change in the oil price and by approximately $1 per ounce for every $0.10 change in the A$ exchange rate. We continue to expect copper production of approximately 190 to 220 million pounds attributable to Newmont at consolidated Costs applicable to sales per pound of approximately $1.25 to $1.50 in 2011. A lower co-product allocation of costs to copper could result in the Company’s Costs applicable to sales for the year to be below or near the bottom of this range.

North America Operations

	Gold Ounces Produced		Costs Applicable to Sales(1)		Amortization
Three Months Ended September 30,	2011	2010	2011	2010	2011	2010
	(in thousands)		($ per ounce)		($ per ounce)
Nevada	428	453	$641	$556	$166	$146
La Herradura(2)	54	42	575	464	95	115

Total/Weighted-Average	482	495	$633	$549	$158	$144

Attributable to Newmont	482	495

	Gold Ounces Produced		Costs Applicable to Sales(1)		Amortization
Nine Months Ended September 30,	2011	2010	2011	2010	2011	2010
	(in thousands)		($ per ounce)		($ per ounce)
Nevada	1,218	1,306	$640	$579	$165	$149
La Herradura(2)	156	125	498	415	95	106

Total/Weighted-Average	1,374	1,431	$624	$565	$157	$145

Attributable to Newmont	1,374	1,431

(1)	Excludes Amortization and Reclamation and remediation.

(2)	Our proportionately consolidated 44%.
Third quarter 2011 compared to 2010
Nevada, USA. Gold production decreased 6% due to lower mill grade and throughput, partially offset by higher leach placement and recoveries. Open pit ore tons mined increased 167% as the remediation of the Gold Quarry pit slope failure was completed and additional ore tons were mined from Twin Creeks due to mine sequencing. Leeville experienced ground movement resulting in damage to the ventilation shaft and other infrastructure. While not impacting current year production, further underground development is being deferred until required repairs are completed in the first quarter of 2012. Costs applicable to sales per ounce increased 15% due to lower production, lower silver and copper by-product credits and higher royalty costs. Amortization per ounce increased 14% due to lower production and higher mine development costs.
La Herradura, Mexico. Gold production increased 29% due to higher leach placement at Soledad-Dipolos. Costs applicable to sales per ounce increased 24% due to higher mining, leaching and employee profit sharing costs, partially offset by higher production and silver by-product credits. Amortization per ounce decreased 17% due to higher production.
First nine months 2011 compared to 2010
Nevada, USA. Gold production decreased 7% due to mining and processing lower grade ore and lower leach recoveries, partially offset by the commencement of underground mining at Exodus and Pete Bajo. Costs applicable to sales per ounce increased 11% due to lower production, higher diesel costs and higher royalties, partially offset by higher silver and copper by-product credits. Amortization per ounce increased 11% due to lower production and equipment additions.
La Herradura, Mexico. Gold production increased 25% due to higher ore tons mined and higher leach placement at Soledad-Dipolos. Costs applicable to sales per ounce increased 20% due to higher mining, leaching and employee profit sharing costs, partially offset by higher production and silver by-product credits. Amortization per ounce decreased 10% due to higher production.
As a result of lower grades due to mine sequencing at Gold Quarry, temporary lack of access to the Chukar mine and lower tonnage and grades at Exodus, we now expect gold production in North America of approximately 1.9 to 2.0 million ounces at Costs applicable to sales per ounce of approximately $560 to $600 in 2011.

South America Operations

	Gold Ounces Produced		Costs Applicable to Sales(1)		Amortization
Three Months Ended September 30,	2011	2010	2011	2010	2011	2010
	(in thousands)		($ per ounce)		($ per ounce)
Yanacocha (51.35% owned)	328	355	$610	$420	$211	$118

Attributable to Newmont(2)	188	187

	Gold Ounces Produced		Costs Applicable to Sales(1)		Amortization
Nine Months Ended September 30,	2011	2010	2011	2010	2011	2010
	(in thousands)		($ per ounce)		($ per ounce)
Yanacocha (51.35% owned)	958	1,131	$578	$392	$200	$106

Attributable to Newmont(2)	541	585

(1)	Excludes Amortization and Reclamation and remediation.

(2)	Includes 19 and 49 thousand ounces in the third quarter and first nine months of 2011, respectively, and 5 thousand ounces in the third quarter and first nine months of 2010, respectively, from our 46.94% non-consolidated interest in La Zanja.
Third quarter 2011 compared to 2010
Yanacocha, Peru. Gold production decreased 8% due to lower leach placement at Carachugo and La Quinua as a result of mine sequencing and lower equipment availability, partially offset by higher mill grade. Ore tons mined decreased 29% due to mine sequencing at El Tapado. Costs applicable to sales per ounce increased 45% due to lower production, higher diesel, worker’s participation and royalty costs, lower silver by-product credits and an unfavorable leach pad recovery estimate adjustment. Amortization per ounce increased 79% due to lower production and higher mine development and asset retirement costs.
First nine months 2011 compared to 2010
Yanacocha, Peru. Gold production decreased 15% due to lower leach placement at Yanacocha, La Quinua and Carachugo as a result of mine sequencing and lower equipment availability, partially offset by higher mill grade. Ore tons mined decreased 34% due to mine sequencing and adverse working conditions at El Tapado. Costs applicable to sales per ounce increased 47% due to lower production, higher waste mining, diesel and royalty costs and an unfavorable leach pad recovery estimate adjustment, partially offset by higher silver by-product credits and lower workers’ participation costs. Amortization per ounce increased 89% due to lower production and higher mine development and asset retirement costs.
As a result of lower leach placement at Yanacocha, partially offset by better than expected performance at La Zanja, we now expect attributable gold production in South America of approximately 700,000 to 730,000 ounces at consolidated Costs applicable to sales per ounce of approximately $560 to $600 in 2011.

Asia Pacific Operations

	Gold or Copper
	Produced(1)		Costs Applicable to Sales(2)		Amortization
Three Months Ended September 30,	2011	2010	2011	2010	2011	2010
Gold	(ounces in thousands)		($ per ounce)		($ per ounce)
Boddington	166	180	$743	$617	$182	$166
Batu Hijau (3)	138	219	476	211	108	56
Other Australia/New Zealand	259	284	684	539	144	91

Total/Weighted-Average	563	683	$652	$445	$146	$96

Attributable to Newmont(4)	495	570

Copper	(pounds in millions)		($ per pound)		($ per pound)
Boddington	17	14	$2.25	$1.81	$0.47	$0.52
Batu Hijau(3)	85	142	0.90	0.65	0.20	0.18

Total/Weighted-Average	102	156	$1.10	$0.73	$0.24	$0.20

Attributable to Newmont	58	83

	Gold or Copper
	Produced(1)		Costs Applicable to Sales(2)		Amortization
Nine Months Ended September 30,	2011	2010	2011	2010	2011	2010
Gold	(ounces in thousands)		($ per ounce)		($ per ounce)
Boddington	536	522	$657	$577	$173	$164
Batu Hijau (3)	285	554	423	235	95	65
Other Australia/New Zealand	802	816	623	543	128	100

Total/Weighted-Average	1,623	1,892	$597	$464	$136	$107

Attributable to Newmont(4)	1,488	1,614

Copper	(pounds in millions)		($ per pound)		($ per pound)
Boddington	47	43	$2.12	$1.80	$0.51	$0.48
Batu Hijau(3)	231	420	1.01	0.66	0.23	0.18

Total/Weighted-Average	278	463	$1.17	$0.76	$0.27	$0.21

Attributable to Newmont	159	253

(1)	Contained basis. (Attributable production after smelter recoveries was 490 and 565 thousand gold ounces and 55 and 80 million copper pounds for third quarter 2011 and 2010, respectively. Attributable production after smelter recoveries was 1,474 and 1,598 thousand gold ounces and 152 and 243 million copper pounds for first nine months 2011 and 2010, respectively.)

(2)	Excludes Amortization and Reclamation and remediation.

(3)	Our economic interest in Batu Hijau was 48.5% for all periods presented except the first nine months of 2010 during when our interest was 49.86%.

(4)	Includes 4 and 12 thousand ounces in the third quarter and first nine months of 2011, respectively, from our 16.17% non-consolidated interest in Duketon.
Third quarter 2011 compared to 2010
Boddington, Australia. Gold production decreased 8% due to lower mill grade, partially offset with higher mill throughput. Copper production increased 21% due to higher mill throughput, partially offset by lower recovery. Gold Costs applicable to sales increased 20% per ounce and due to lower gold production, higher royalty costs and higher diesel prices, partially offset by higher silver by-product credits. Copper Costs applicable to sales increased 24% per pound due to higher royalty costs and higher diesel prices, partially offset by higher silver by-product credits and higher copper production. Costs applicable to sales per ounce and per pound were also impacted by a stronger Australian dollar, net of hedging gains. Amortization increased 10% per ounce due to lower production and decreased 10% per pound due to higher production.

Batu Hijau, Indonesia. Gold and copper production decreased 37% and 40%, respectively, due to lower throughput and recovery as a result of processing more stockpiled material compared to higher grade Phase 5 ore in 2010, and the completion of mill motor replacements in 2011. Waste tons mined increased 104% as Phase 6 waste removal continues as planned. Costs applicable to sales increased 126% per ounce and 38% per pound due to lower production and higher waste mining costs, partially offset by higher silver by-product credits. Costs applicable to sales per ounce and per pound were also impacted by a higher allocation of costs to gold. Amortization increased 93% per ounce and 11% per pound due to lower production.
Other Australia/New Zealand. Gold production decreased 9% due to lower mill throughput at Tanami, Jundee and Kalgoorlie, lower grade at Waihi and a build-up of in process inventory at Kalgoorlie, partially offset by higher grade at Tanami and Jundee and a drawdown of inventory at Jundee. Costs applicable to sales per ounce increased 27% due to lower production and higher operating costs which were driven by higher power and diesel prices and a stronger Australian dollar, net of hedging gains. Amortization per ounce increased 58% due to higher mine development costs at Jundee.
First nine months 2011 compared to 2010
Boddington, Australia. Gold production and copper production increased 3% and 9%, respectively, due to higher mill throughput, partially offset by lower recoveries and lower mill gold grade. Costs applicable to sales increased 14% per ounce and 18% per pound due to higher maintenance, contract services, diesel and royalty costs and a stronger Australian dollar, net of hedging gains, partially offset by higher production and higher silver by-product credits. Amortization increased 5% per ounce and 6% per pound due to higher asset retirement costs, partially offset by higher production.
Batu Hijau, Indonesia. Gold and copper production decreased 49% and 45%, respectively, due to lower grade, throughput and recovery as a result of processing more stockpiled material compared to higher grade Phase 5 ore in 2010 and mill motor replacements during the second and third quarters of 2011. Waste tons mined increased 193% as Phase 6 waste removal continues as planned. The Company expects to reach Phase 6 ore in the last half of 2013. Costs applicable to sales increased 80% per ounce and 53% per pound due to lower production and higher waste mining costs, partially offset by higher silver by-product credits. Costs applicable to sales per ounce and per pound were impacted by higher allocation of costs to gold. Amortization increased 46% per ounce and 28% per pound due to lower production.
Other Australia/New Zealand. Gold production decreased 2% due to lower mill throughput and recovery at Kalgoorlie, partially offset by higher grade at Jundee and Tanami. Costs applicable to sales per ounce increased 15% due to lower production and higher operating costs which were driven by higher power and diesel prices and a stronger Australian dollar, net of hedging gains. Amortization per ounce increased 28% due to lower production and higher mine development costs at Jundee.
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
Newmont’s economic interest in PTNNT following the closing of the transaction will be 44.56%, which includes direct ownership of 27.56% and a 17% effective economic interest through financing arrangements with existing shareholders. We have identified VIEs in connection with our economic interests in PTNNT due to certain funding arrangements and shareholder commitments. We have financing arrangements with PT Pukuafu Indah and PT Indonesia Masbaga Investama, whereby we agreed to advance certain funds to them in exchange for (i) a pledge of their combined 20% share of PTNNT, (ii) an assignment of dividends payable on the shares, net of withholding tax, (iii) a commitment from them to support the application of our standards to the operation of the Batu Hijau mine, and (iv) as of September 16, 2011 in respect of PT Pukuafu Indah only, powers of attorney to vote and sell PTNNT shares in support of the pledge, enforceable in an event of default as further security for the funding.

Africa Operations

	Gold Ounces Produced		Costs Applicable to Sales(1)		Amortization
Three Months Ended September 30,	2011	2010	2011	2010	2011	2010
	(in thousands)		($ per ounce)		($ per ounce)
Ahafo	146	156	$501	$422	$140	$160

Attributable to Newmont	146	156

	Gold Ounces Produced		Costs Applicable to Sales(1)		Amortization
Nine Months Ended September 30,	2011	2010	2011	2010	2011	2010
	(in thousands)		($ per ounce)		($ per ounce)
Ahafo	478	408	$465	$456	$133	$151

Attributable to Newmont	478	408

(1)	Excludes Amortization and Reclamation and remediation.
Third quarter 2011 compared to 2010
Ahafo, Ghana. Gold production decreased 6% due to lower mill grade, partially offset by higher recovery. Costs applicable to sales per ounce increased 19% due to lower production and higher labor, diesel and royalty costs.
First nine months 2011 compared to 2010
Ahafo, Ghana. Gold production increased 17% due to higher mill throughput, grade and recovery. Costs applicable to sales per ounce increased 2% due to higher commodity prices, royalty and mining equipment maintenance costs, partially offset by higher production.
As a result of slightly higher than expected grades and recoveries, we now expect gold production in Africa of approximately 560,000 to 590,000 ounces at Costs applicable to sales per ounce of approximately $470 and $500 in 2011.
Foreign Currency Exchange Rates
Our foreign operations sell their gold and copper production based on U.S. dollar metal prices. Approximately 45% and 36% of our Costs applicable to sales were paid in local currencies during the third quarter of 2011 and 2010, respectively. Approximately 43% and 36% of our Costs applicable to sales were paid in local currencies during the first nine months of 2011 and 2010, respectively. Variations in the local currency exchange rates in relation to the U.S. dollar at our foreign mining operations increased consolidated Costs applicable to sales per ounce by approximately $15, net of hedging gains, during the third quarter and first nine months of 2011 compared to the same periods in 2010.
Liquidity and Capital Resources
Cash Provided from Operating Activities
Net cash provided from continuing operations was $2,666 in the first nine months of 2011, an increase of $331 from the first nine months of 2010 primarily due to higher realized gold and copper prices of $1,519 and $117, respectively, and a net reduction in working capital of $243, partially offset by lower gold and copper sales volume impacts of $533 and $528, respectively, as discussed above in Consolidated Financial Results, higher costs applicable to sales of $257, higher research and development costs of $98 and higher exploration costs of $92.

Investing Activities
Net cash used in investing activities increased to $4,028 during the first nine months of 2011 compared to $1,002 during the same period of 2010, due largely to the acquisition of Fronteer and increased capital spending. Additions to property, plant and mine development were as follows:

	Nine Months Ended September 30,
	2011	2010
North America:
Nevada	$380	$200
Hope Bay	74	88
La Herradura	55	33

	509	321

South America:
Yanacocha	244	109
Conga	448	86

	692	195

Asia Pacific:
Boddington	122	106
Batu Hijau	149	48
Other Australia/New Zealand	212	111
Other Asia Pacific	8	11

	491	276

Africa:
Ahafo	71	80
Akyem	127	49

	198	129

Corporate and Other	23	23

Accrual basis	1,913	944
Decrease (increase) in accrued capital expenditures	(132)	28

Cash basis	$1,781	$972

Capital expenditures in North America during the first nine months of 2011 were primarily related to development at the Turf/Leeville, Midas, Exodus and Pete Bajo underground projects in Nevada, infrastructure at the Hope Bay project in Canada and sustaining mine development. Capital expenditures in South America were primarily related to Conga and leach pad and surface mine development at Yanacocha. The majority of capital expenditures in Asia Pacific were for surface and underground development, equipment, tailings facility construction and infrastructure improvements. Capital expenditures in Africa were primarily related to Akyem and the Subika expansion project at Ahafo. We continue to expect 2011 capital expenditures to be approximately $2,700 to $3,000.
Capital expenditures in North America during the first nine months of 2010 were primarily related to infrastructure at the Hope Bay project in Canada, development at the Turf/Leeville underground project in Nevada and sustaining mine development. Capital expenditures in South America were primarily related to Conga and leach pad development at Yanacocha. The majority of capital expenditures in Asia Pacific were for surface and underground development, mining equipment, tailings facility construction and infrastructure improvements. Capital expenditures in Africa were primarily related to the development of Akyem and the Amoma pit, tailings dam construction and infrastructure improvements at Ahafo.
Proceeds from sale of marketable securities. During the first nine months of 2011, we received $74 for the sale of our investments in New Gold, Inc. and other marketable securities.
Purchases of marketable securities. During the first nine months of 2011 and 2010, we purchased marketable securities of $17 and $9, respectively.

Acquisitions, net. On February 3, 2011, we announced an agreement with Fronteer Gold, Inc. (“Fronteer”) to acquire all of the outstanding common shares of Fronteer. On April 6, 2011, Newmont acquired 153 million common shares of Fronteer for total consideration of $2,259 less cash received from the acquisition of $2 for a net payment of $2,257. In connection with the acquisition, Newmont incurred transaction costs of $22 during the first nine months of 2011, which were recorded in Other Expense, net. We also paid $22 of contingent payments in accordance with the 2009 Boddington acquisition agreement.
Proceeds from sale of other assets. During the first nine months of 2011, we received $6 primarily from the sale of investments. During the first nine months of 2010 proceeds included $13 from the sale of our 40% interest in AGR Matthey Joint Venture (“AGR”) and $5 for the sale of our joint venture exploration property in Armenia. We also received $34 from the sale of other assets including non-core assets held at Tanami.
Financing Activities
Net cash used in financing activities was $588 and $584 during the first nine months of 2011 and 2010, respectively.
Proceeds from and repayment of debt. During the first nine months of 2011, we borrowed $1,826 under our revolving credit facility and paid debt issuance costs of $28. We repaid $2,086 of debt, including repayment of $1,826 under our revolving credit facility and scheduled debt repayments of $223 for our 8 5/8% debentures, $30 related to the sale-leaseback of the refractory ore treatment plant (classified as a capital lease) and $7 on other credit facilities and capital leases. At September 30, 2011, $241 of the $2,500 revolving credit facility was used to secure the issuance of letters of credit, primarily supporting reclamation obligations (see “Off-Balance Sheet Arrangements” below). During the first nine months of 2010, we repaid $274 of debt, including pre-payment of the $220 balance under the PTNNT project financing facility, scheduled debt repayments of $24 related to the sale-leaseback of the refractory ore treatment plant and $30 on other credit facilities and capital leases.
Scheduled minimum debt repayments are $5 for the remainder of 2011, $578 in 2012, $42 in 2013, $550 in 2014, $18 in 2015, and $3,044 thereafter. We expect to be able to fund debt maturities and capital expenditures from Net cash provided by operating activities, short-term investments, existing cash balances, available credit facilities and an expected $2,000 debt issuance in the first half of 2012.
At September 30, 2011 and 2010, we were in compliance with all required debt covenants and other restrictions related to debt agreements.
Sale of noncontrolling interests. In March 2010, Nusa Tenggara Partnership (“NTP”) completed the sale of 7% of shares in PTNNT to a third party buyer. Cash proceeds from the sale were $229, with our 56.25% share being $129 and the balance of $100 was paid to our NTP partner.
Acquisition of noncontrolling interests. During the first nine months of 2010, we increased our economic interest in PTNNT by advancing $109 to noncontrolling interests.
Dividends paid to common stockholders. We declared regular quarterly dividends totaling $0.65 and $0.35 per common share for the nine months ended September 30, 2011 and 2010, respectively. Additionally, Newmont Mining Corporation of Canada Limited, a subsidiary of the Company, declared regular quarterly dividends on its exchangeable shares totaling C$0.6245 per share through September 30, 2011 and C$0.3612 through September 30, 2010. We paid dividends of $321 and $172 to common stockholders in the first nine months of 2011 and 2010, respectively.
Dividends paid to noncontrolling interests. We paid dividends of $17 and $360 to noncontrolling interests during the first nine months of 2011 and 2010, respectively. The payments in 2011 included $15 of Indonesian withholding taxes related to dividends paid to noncontrolling interests in December 2010. The dividends paid during the first nine months of 2010 included $100 for our NTP partner’s share of the sale of the 7% interest in Batu Hijau and $258 for our partners’ share of a $576 PTNNT dividend.
Proceeds from stock issuance. We received proceeds of $35 and $56 during the first nine months of 2011 and 2010, respectively, from the issuance of common stock.
Discontinued Operations
Net operating cash used in discontinued operations was $4 and $13 in the first nine months of 2011 and 2010, respectively. Discontinued operations in 2011 relate to payments on the Holt property royalty. The 2010 amount related to the Kori Kollo operation in Bolivia which was sold in 2009.

Off-Balance Sheet Arrangements
We have the following off-balance sheet arrangements: operating leases (as discussed in Note 29 to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2010, filed on February 24, 2011) and $1,341 of outstanding letters of credit, surety bonds and bank guarantees (see Note 28 to the Condensed Consolidated Financial Statements).
We also have sales agreements to sell copper and gold concentrates at market prices as follows (in thousands of tons):

	2011	2012	2013	2014	2015	Thereafter
Batu Hijau	96	359	344	518	—	—
Boddington	77	259	243	254	231	672
Nevada	61	75	—	—	—	—

	234	693	587	772	231	672

Environmental
Our mining and exploration activities are subject to various federal and state laws and regulations governing the protection of the environment. We have made, and expect to make in the future, expenditures to comply with such laws and regulations, but cannot predict the full amount of such future expenditures. At September 30, 2011 and December 31, 2010, $922 and $904, respectively, were accrued for reclamation costs relating to currently or recently producing mineral properties.
In addition, we are involved in several matters concerning environmental obligations associated with former mining activities. Based upon our best estimate of our liability for these matters, $166 and $144 were accrued for such obligations at September 30, 2011 and December 31, 2010, respectively. We spent $6 and $15 during the first nine months of 2011 and 2010, respectively, for environmental obligations related to the former, primarily historic, mining activities and have classified $17 as a current liability at September 30, 2011.
During the first nine months of 2011 and 2010, capital expenditures were approximately $110 and $54, respectively, to comply with environmental regulations. Ongoing costs to comply with environmental regulations have not been a significant component of operating costs.
For more information on the Company’s reclamation and remediation liabilities, see Notes 4 and 28 to the Condensed Consolidated Financial Statements.
Accounting Developments
For a discussion of Recently Adopted and Recently Issued Accounting Pronouncements, see Note 2 to the Condensed Consolidated Financial Statements.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net income attributable to Newmont stockholders	$493	$537	$1,394	$1,465
Impairments/asset sales, net	142	(4)	110	(32)
Loss from discontinued operations	—	—	136	—
Fronteer acquisition costs	—	—	18	—
PTNNT community contribution	—	—	—	13
Income tax benefit from internal restructuring	—	—	(65)	(127)

Adjusted net income	$635	$533	$1,593	$1,319

Adjusted net income per share(1)	$1.29	$1.08	$3.23	$2.68

(1)	Calculated using weighted average number of shares outstanding, basic.
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
The following tables reconcile these non-GAAP measures to the most directly comparable GAAP measures.

Costs applicable to sales per ounce

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Costs applicable to sales:
Consolidated per financial statements	$907	$776	$2,541	$2,279
Noncontrolling interests(1)	(128)	(99)	(333)	(285)

Attributable to Newmont	$779	$677	$2,208	$1,994

Gold sold (thousand ounces):
Consolidated	1,458	1,651	4,327	4,778
Noncontrolling interests(1)	(218)	(287)	(601)	(811)

Attributable to Newmont	1,240	1,364	3,726	3,967

Costs applicable to sales per ounce:
Consolidated	$622	$470	$587	$477
Attributable to Newmont	$628	$496	$593	$503
Costs applicable to sales per pound

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Costs applicable to sales:
Consolidated per financial statements	$101	$115	$324	$329
Noncontrolling interests(1)	(37)	(50)	(124)	(131)

Attributable to Newmont	$64	$65	$200	$198

Copper sold (million pounds):
Consolidated	92	158	276	434
Noncontrolling interests(1)	(41)	(76)	(122)	(198)

Attributable to Newmont	51	82	154	236

Costs applicable to sales per pound:
Consolidated	$1.10	$0.73	$1.17	$0.76
Attributable to Newmont	$1.25	$0.79	$1.30	$0.84
Net attributable costs applicable to sales per ounce

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Attributable costs applicable to sales:
Gold	$779	$677	$2,208	$1,994
Copper	64	65	200	198

	843	742	2,408	2,192

Copper revenue:
Consolidated	(273)	(581)	(991)	(1,373)
Noncontrolling interests(1)	119	279	434	631

	(154)	(302)	(557)	(742)

Net attributable costs applicable to sales	$689	$440	$1,851	$1,450

Attributable gold ounces sold (thousands)	1,240	1,364	3,726	3,967
Net attributable costs applicable to sales per ounce	$556	$323	$497	$366

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
By using derivatives, we are affected by credit risk, market risk and market liquidity risk. Credit risk is the risk that a third party might fail to fulfill its performance obligations under the terms of a financial instrument. We mitigate credit risk by entering into derivatives with high credit quality counterparties, limiting the amount of exposure to each counterparty, and monitoring the financial condition of the counterparties. Market risk is the risk that the fair value of a derivative might be adversely affected by a change in underlying commodity prices, interest rates, or currency exchange rates, and that this in turn affects our financial condition. We manage market risk by establishing and monitoring parameters that limit the types and degree of market risk that may be undertaken. We mitigate this potential risk to our financial condition by establishing trading agreements with counterparties under which we are not required to post any collateral or make any margin calls on our derivatives. Our counterparties cannot require settlement solely because of an adverse change in the fair value of a derivative. Market liquidity risk is the risk that a derivative cannot be eliminated quickly, by either liquidating it or by establishing an offsetting position. Under the terms of our trading agreements, counterparties cannot require us to immediately settle outstanding derivatives, except upon the occurrence of customary events of default such as covenant breaches, including financial covenants, insolvency or bankruptcy. We further mitigate market liquidity risk by spreading out the maturity of our derivatives over time.
Cash Flow Hedges
We utilize foreign currency contracts to reduce the variability of the US dollar amount of forecasted foreign currency expenditures caused by changes in exchange rates. We hedge a portion of our A$ and NZ$ denominated operating expenditures which results in a blended rate realized each period. The hedging instruments are fixed forward contracts with expiration dates ranging up to five years from the date of issue. The principal hedging objective is reduction in the volatility of realized period-on-period $/A$ and $/NZ$ rates, respectively. We also utilize foreign currency contracts to hedge a portion of the Company’s A$ denominated capital expenditures related to the construction of the Akyem project in Africa and the Tanami mine shaft in Australia. The hedging instruments are fixed forward contracts with expiration dates ranging up to three years. We use diesel contracts to reduce the variability of our operating cost exposure related to diesel prices of fuel consumed at our Nevada operations. We utilize forward starting swap contracts to hedge against adverse movements in interest rates related to an expected debt issuance. All of the currency, diesel and forward starting swap contracts have been designated as cash flow hedges of future expenditures, and as such, changes in the market value have been recorded in Accumulated other comprehensive income. Gains and losses from hedge ineffectiveness are recognized in current earnings.

Foreign Currency Exchange Risk
We had the following foreign currency derivative contracts outstanding at September 30, 2011:

	Expected Maturity Date
							Total
	2011	2012	2013	2014	2015	2016	Average
A$ Operating Fixed Forward Contracts:
A$ notional (millions)	315	1,114	863	576	292	63	3,223
Average rate ($/A$)	0.87	0.90	0.91	0.89	0.86	0.90	0.90
Expected hedge ratio	84%	70%	53%	37%	19%	6%
A$ Capital Fixed Forward Contracts:
A$ notional (millions)	11	57	51	22	—	—	141
Average rate ($/A$)	1.03	1.01	0.98	0.96	—	—	0.99
Expected hedge ratio	55%	41%	28%	23%	—	—
NZ$ Operating Fixed Forward Contracts:
NZ$ notional (millions)	20	53	15	—	—	—	88
Average rate ($/NZ$)	0.73	0.75	0.78	—	—	—	0.75
Expected hedge ratio	64%	41%	15%	—	—	—
The fair value of the A$ foreign currency operating derivative contracts was a net asset position of $59 and $295 at September 30, 2011 and December 31, 2010, respectively. The fair value of the NZ$ foreign currency derivative contracts was a net asset position of $nil and $6 at September 30, 2011 and December 31, 2010, respectively. The fair value of the A$ capital foreign currency contracts was a net liability position of $9 at September 30, 2011.
Diesel Price Risk
We had the following diesel derivative contracts outstanding at September 30, 2011:

	Expected Maturity Date
	2011	2012	2013	Total Average
Diesel Fixed Forward Contracts:
Diesel gallons (millions)	6	18	4	28
Average rate ($/gallon)	2.61	2.77	2.96	2.76
Expected hedge ratio	58%	39%	10%
The fair value of the diesel derivative contracts was a net asset position of $nil and $8 at September 30, 2011 and December 31, 2010, respectively.
Forward Starting Swaps
During the three months ended September 30, 2011, we increased our forward starting swaps position to a total notional value of $2,000. These swaps hedge movements in treasury rates related to an expected debt issuance. During the third quarter 2011, we revised our expected debt issuance date to the first half of 2012 and extended the terms of the forward starting swap contracts resulting in the recognition of a $10 charge related to hedge ineffectiveness. At September 30, 2011, the hedge contracts were in a liability position of $356. The proceeds from the expected debt issuance will be adjusted by the fair value of the swap contracts at the time of issuance.
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
London Metal Exchange (“LME”) copper prices averaged $4.07 per pound during the three months ended September 30, 2011, compared with our recorded average provisional price of $3.91 per pound before mark-to-market losses and treatment and refining charges. LME copper prices averaged $4.20 per pound during the nine months ended September 30, 2011, compared with our recorded average provisional price of $4.17 per pound before mark-to-market losses and treatment and refining charges. During the three and nine months ended September 30, 2011, changes in copper prices resulted in a provisional pricing mark-to-market loss of $74 ($0.80 per pound) and $102 ($0.37 per pound), respectively. At September 30, 2011, we had copper sales of 102 million pounds priced at an average of $3.24 per pound, subject to final pricing over the next several months. Each $0.10 change in the price for provisionally priced sales would have an approximate $4 effect on our Net income attributable to Newmont stockholders. The LME closing settlement price at September 30, 2011 for copper was $3.15 per pound.
The average London P.M. fix for gold was $1,702 per ounce during the three months ended September 30, 2011, compared with our recorded average provisional price of $1,691 per ounce before mark-to-market gains and treatment and refining charges. The average London P.M. fix for gold was $1,534 per ounce during the nine months ended September 30, 2011, compared with our recorded average provisional price of $1,525 per ounce before mark-to-market gains and treatment and refining charges. During the three and nine months ended September 30, 2011, changes in gold prices resulted in a provisional pricing mark-to-market gain of $20 ($14 per ounce) and $38 ($9 per ounce), respectively. At September 30, 2011, we had gold sales of 79,000 ounces priced at an average of $1,621 per ounce, subject to final pricing over the next several months. Each $10 change in the price for provisionally priced gold sales would have an insignificant effect on our Net income attributable to Newmont stockholders. The London P.M. closing settlement price at September 30, 2011 for gold was $1,624 per ounce.

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

ITEM 2.	ISSUER PURCHASES OF EQUITY SECURITIES.

			(c)	(d)
	(a)	(b)	Total Number of	Maximum Number (or
	Total	Average	Shares Purchased	Approximate Dollar Value)
	Number of	Price	as Part of Publicly	of Shares that may yet be
	Shares	Paid Per	Announced Plans	Purchased under the
Period	Purchased	Share	or Programs	Plans or Programs
July 1, 2011 through July 31, 2011	—	—	—	N/A
August 1, 2011 through August 31, 2011	—	—	—	N/A
September 1, 2011 through September 30, 2011	—	—	—	N/A

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.
None.

ITEM 5.	OTHER INFORMATION.
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

Executive Severance Plan
On October 25, 2011, the Board of Directors and the Compensation Committee of the Board adopted an Executive Severance Plan applicable to the Senior Director and above levels of the Company. Under the new plan, any eligible employee who is subject to involuntary termination of employment for any reason other than cause is entitled to severance benefits. Cause is defined as engagement in illegal conduct or gross negligence, or willful misconduct or any dishonest or fraudulent activity, breach of any contract, agreement or representation with the Company, or violation of Newmont’s Code of Business Ethics and Conduct. Severance benefits consist of: 1) a fixed number of months of base salary; 2) target pro-rated bonus; 3) medical benefits for the severance period, not to exceed 18 months, and 4) outplacement services for up to 12 months. The range of fixed number of months of base salary is as follows:

Salary Grade		Benefit

CEO	E1	24 months of Salary

EVP	E2 E3	15 months of Salary + 1 month of Salary for every year of Service up to a maximum of 18 months of Salary

SVP	E4	12 months of Salary + 1 month of Salary for every year of Service up to a maximum of 15 months of Salary

VP	E5	12 months of Salary

Group Executive	E6	9 months of Salary + 1 month of Salary for every year of Service up to a maximum of 12 months of Salary

Senior Director	109	6 months of Salary + 1 month of Salary for every year of Service up to a maximum of 9 months of Salary
For equity grants made in 2012 and going forward, in the case of separation of employment under the Executive Severance Plan, there shall be no acceleration of unvested options and a pro-rata percent of restricted stock units (under the Financial Performance Share and the Performance Share Unit programs) in the event of involuntary separation under the new Executive Severance Plan. The foregoing description is qualified in its entirety by reference to the complete text of the Executive Severance Plan attached as Exhibit 10.1 to this report.

ITEM 6.	EXHIBITS.
(a) The exhibits to this report are listed in the Exhibit Index.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Newmont Mining Corporation (Registrant)
Date: October 27, 2011	/s/ RUSSELL BALL
Russell Ball
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: October 27, 2011	/s/ DAVID OTTEWELL
David Ottewell
Vice President and Controller (Principal Accounting Officer)

NEWMONT MINING CORPORATION
EXHIBIT INDEX

Exhibit
Number	Description

10.1	Executive Severance Plan of Newmont, Effective October 26, 2011, filed herewith.

12.1	Computation of Ratio of Earnings to Fixed Charges, filed herewith

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

32.1	Statement Required by 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed by Principal Executive Officer, filed herewith.(1)

32.2	Statement Required by 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed by Chief Financial Officer, filed herewith.(1)

99.1	Information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act, filed herewith.

101	101.INS XBRL Instance
101.SCH XBRL Taxonomy Extension Schema
101.CAL XBRL Taxonomy Extension Calculation
101.LAB XBRL Taxonomy Extension Labels
101.PRE XBRL Taxonomy Extension Presentation
101.DEF XBRL Taxonomy Extension Definition

(1)	This document is being furnished in accordance with SEC Release Nos. 33-8212 and 34-47551.