Form 10-K
period 2011-12-31
NEWMONT MINING CORP /DE/
filed 2012-02-24
CIK 1164727

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF	THE SECURITIES EXCHANGE ACT OF 1934

               For the Fiscal Year Ended December 31, 2011

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF	THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from                    to

Commission File Number: 001-31240

NEWMONT MINING CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	84-1611629
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
6363 South Fiddler’s Green Circle Greenwood Village, Colorado	80111 (Zip Code)
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

Large accelerated filer	☑	Accelerated file ☐	Non-accelerated filer ☐	Smaller reporting company ☐

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

At June 30, 2011, the aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant was $26,633,084,783 based on the closing sale price as reported on the New York Stock Exchange. There were 490,150,298 shares of common stock outstanding (and 4,914,758 exchangeable shares exchangeable into Newmont Mining Corporation common stock on a one-for-one basis) on February 15, 2012.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Registrant’s definitive Proxy Statement submitted to the Registrant’s stockholders in connection with our 2012 Annual Stockholders Meeting to be held on April 24, 2012, are incorporated by reference into Part III of this report.

i

ii

NEWMONT MINING CORPORATION

PART I

ITEM 1.	BUSINESS (dollars in millions except per share, per ounce and per pound amounts)

Introduction

Newmont Mining Corporation is primarily a gold producer with significant operations and/or assets in the United States, Australia, Peru, Indonesia, Ghana, New Zealand and Mexico. At December 31, 2011, Newmont had attributable proven and probable gold reserves of 98.8 million ounces and an aggregate land position of approximately 31,500 square miles (81,500 square kilometers). Newmont is also engaged in the production of copper, principally through its Batu Hijau operation in Indonesia and Boddington operation in Australia. Newmont Mining Corporation’s original predecessor corporation was incorporated in 1921 under the laws of Delaware.

Newmont’s corporate headquarters are in Greenwood Village, Colorado, USA. In this report, “Newmont,” the “Company,” “our” and “we” refer to Newmont Mining Corporation together with our affiliates and subsidiaries, unless the context otherwise requires. References to “A$” refer to Australian currency, “C$” to Canadian currency, “NZ$” to New Zealand currency, “IDR” to Indonesian currency and “$” to United States currency.

Newmont’s Sales and long-lived assets are geographically distributed as follows:

	Sales			Long-Lived Assets
	2011	2010	2009	2011	2010	2009
Australia/New Zealand	28%	24%	16%	29%	33%	33%
United States	26%	22%	25%	35%	20%	21%
Peru	19%	19%	26%	14%	11%	10%
Indonesia	15%	26%	24%	13%	14%	14%
Ghana	8%	7%	7%	8%	8%	8%
Mexico	4%	2%	2%	1%	1%	1%
Canada	—%	—%	—%	—%	13%	13%

On April 6, 2011, Newmont acquired all of the outstanding common shares of Fronteer Gold Inc. (“Fronteer”). Pursuant to the terms of the acquisition, shareholders of Fronteer received C$14.00 in cash and one-fourth of a common share in Pilot Gold Inc., a Canadian corporation, which retained certain exploration assets of Fronteer, for each common share of Fronteer. Newmont acquired, among other assets, the exploration stage Long Canyon project, which is located approximately one hundred miles from the Company’s existing infrastructure in Nevada and provides the potential for significant development and operating synergies.

Segment Information, Export Sales, etc.

Our operating segments include North America, South America, Asia Pacific and Africa. Our North America segment consists primarily of Nevada in the United States, La Herradura in Mexico and Hope Bay in Canada. Our South America segment consists primarily of Yanacocha and Conga in Peru. Our Asia Pacific segment consists primarily of Boddington in Australia, Batu Hijau in Indonesia and other smaller operations in Australia and New Zealand. Our Africa segment consists primarily of Ahafo and Akyem in Ghana. See Item 1A, Risk Factors, below and Note 3 to the Consolidated Financial Statements for information relating to our operating segments, domestic and export sales and lack of dependence on a limited number of customers.

Products

References in this report to “attributable gold ounces” or “attributable copper pounds” mean that portion of gold or copper produced, sold or included in proven and probable reserves based on our ownership and/or economic interest, unless otherwise noted.

NEWMONT MINING CORPORATION

Gold

General.    We had consolidated gold production of 5.9 million ounces (5.2 million ounces attributable to Newmont) in 2011, 6.5 million ounces (5.4 million ounces) in 2010 and 6.5 million ounces (5.2 million ounces) in 2009. Of our 2011 consolidated gold production, approximately 33% came from North America, 22% from South America, 35% from Asia Pacific and 10% from Africa.

For 2011, 2010 and 2009, 88%, 81% and 83%, respectively, of our Sales were attributable to gold. Most of our Sales comes from the sale of refined gold in the international market. The end product at our gold operations, however, is generally doré bars. Doré is an alloy consisting primarily of gold but also containing silver and other metals. Doré is sent to refiners to produce bullion that meets the required market standard of 99.95% gold. Under the terms of our refining agreements, the doré bars are refined for a fee, and our share of the refined gold and the separately-recovered silver is credited to our account or delivered to buyers. Gold sold from Batu Hijau in Indonesia and a portion of the gold from Boddington in Australia, Phoenix in Nevada and Yanacocha in Peru, is sold in a concentrate containing other metals such as copper and silver.

Gold Uses.     Gold generally is used for fabrication or investment. Fabricated gold has a variety of end uses, including jewelry, electronics, dentistry, industrial and decorative uses, medals, medallions and official coins. Gold investors buy gold bullion, official coins and jewelry.

Gold Supply.    A combination of current mine production, recycling and draw-down of existing gold stocks held by governments, financial institutions, industrial organizations and private individuals make up the annual gold supply. Based on public information available for the years 2008 through 2011, on average, current mine production has accounted for approximately 64% of the annual gold supply.

Gold Price.    The following table presents the annual high, low and average daily afternoon fixing prices for gold over the past ten years on the London Bullion Market ($/ounce):

Year	High	Low	Average
2002	$349	$278	$310
2003	$416	$320	$363
2004	$454	$375	$410
2005	$536	$411	$444
2006	$725	$525	$604
2007	$841	$608	$695
2008	$1,011	$713	$872
2009	$1,213	$810	$972
2010	$1,421	$1,058	$1,225
2011	$1,895	$1,319	$1,572
2012 (through February 15, 2012)	$1,751	$1,598	$1,683

Source: Kitco, Reuters and the London Bullion Market Association

On February 15, 2012, the afternoon fixing gold price on the London Bullion Market was $1,733 per ounce and the spot market gold price on the New York Commodity Exchange was $1,726 per ounce.

We generally sell our gold at the prevailing market price during the month in which the gold is delivered to the customer. We recognize revenue from a sale when the price is determinable, the gold has been delivered, the title has been transferred and collection of the sales price is reasonably assured.

NEWMONT MINING CORPORATION

Copper

General.     We had consolidated copper production of 352 million pounds (206 million pounds attributable to Newmont) in 2011, 600 million pounds (327 million pounds) in 2010 and 504 million pounds (227 million pounds) in 2009. Copper production is in the form of saleable concentrate that is sold to smelters for further treatment and refining. For 2011, 2010 and 2009, 12%, 19% and 17%, respectively, of our Sales were attributable to copper.

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

Copper Price.     The copper price is quoted on the London Metal Exchange in terms of dollars per metric ton of high grade copper. The following table presents the dollar per pound equivalent of the annual high, low and average daily prices of high grade copper on the London Metal Exchange over the past ten years ($/pound):

Year	High	Low	Average
2002	$0.77	$0.64	$0.71
2003	$1.05	$0.70	$0.81
2004	$1.49	$1.06	$1.30
2005	$2.11	$1.39	$1.67
2006	$3.99	$2.06	$3.05
2007	$3.77	$2.37	$3.24
2008	$4.08	$1.26	$3.15
2009	$3.33	$1.38	$2.36
2010	$4.38	$2.75	$3.43
2011	$4.62	$3.05	$4.00
2012 (through February 15, 2012)	$3.96	$3.71	$3.81

Source: London Metal Exchange

On February 15, 2012, the high grade copper closing price on the London Metal Exchange was $3.79 per pound.

We generally sell our copper based on the monthly average market price for the third month following the month in which the delivery to the customer takes place. We recognize revenue from a sale when the price is determinable, the concentrate has been loaded on a vessel, the title has been transferred and collection of the sales price is reasonably assured. For revenue recognition, we use a provisional price based on the average prevailing market price during the two week period prior to completion of vessel loading. The copper concentrate is marked to market through earnings as an adjustment to revenue until final settlement.

Gold and Copper Processing Methods

Gold is extracted from naturally-oxidized ores by either milling or heap leaching, depending on the amount of gold contained in the ore, the amenability of the ore to treatment and related capital and operating costs. Higher grade oxide ores are generally processed through mills, where the ore is ground into a fine powder and mixed with water in slurry, which then passes through a carbon-in-leach

NEWMONT MINING CORPORATION

circuit. Lower grade oxide ores are generally processed using heap leaching. Heap leaching consists of stacking crushed or run-of-mine ore on impermeable pads, where a weak cyanide solution is applied to the surface of the heap to dissolve the gold. In both cases, the gold-bearing solution is then collected and pumped to process facilities to remove the gold by collection on carbon or by zinc precipitation.

Gold contained in ores that are not naturally-oxidized can be directly milled if the gold is amenable to cyanidation, generally known as free milling sulfide ores. Ores that are not amenable to cyanidation, known as refractory ores, require more costly and complex processing techniques than oxide or free milling ore. Higher grade refractory ores are processed through either roasters or autoclaves. Roasters heat finely ground ore to a high temperature, burn off the carbon and oxidize the sulfide minerals that prevent efficient leaching. Autoclaves use heat, oxygen and pressure to oxidize sulfide ores.

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

At Boddington, ore containing copper and gold is crushed to a coarse size at the mine and then transported via conveyor to a process plant, where it is further crushed and then finely ground as a slurry. The ore is initially treated by flotation which produces a copper/gold concentrate containing approximately 20% copper. Flotation concentrates are processed via a gravity circuit to recover fine liberated gold and then dewatered and stored for loading onto ships for transport to smelters. The flotation tailing has a residual gold content that is recovered in a carbon-in-leach circuit.

Hedging Activities

Our strategy is to provide shareholders with leverage to changes in gold and copper prices by selling our gold and copper at current market prices and consequently, we do not hedge our gold and copper sales. We continue to manage certain risks associated with commodity input costs, treasury rates and foreign currencies using the derivative market.

For additional information, see Hedging in Item 7A, Quantitative and Qualitative Disclosures about Market Risk, and Note 17 to the Consolidated Financial Statements.

Gold and Copper Reserves

At December 31, 2011, we had 98.8 million ounces of proven and probable gold reserves attributable to Newmont. We added 11.6 million ounces to proven and probable reserves, and depleted 6.3 million ounces during 2011. 2011 reserves were calculated at a gold price assumption of $1,200,

NEWMONT MINING CORPORATION

A$1,250 or NZ$1,600 per ounce. A reconciliation of the changes in proven and probable gold reserves during the past three years is as follows:

	2011	2010	2009
	(millions of ounces)
Opening balance	93.5	91.8	85.0
Depletion	(6.3)	(6.5)	(6.8)
Additions(1)	11.6	8.2	6.4
Acquisitions(2)	—	0.3	8.2
Divestments(3)	—	(0.3)	(1.0)

Closing balance	98.8	93.5	91.8

A reconciliation of the changes in proven and probable gold reserves for 2011 by region is as follows:

	North America	South America	Asia Pacific	Africa
	(millions of ounces)
Opening balance	33.5	11.4	31.4	17.2
Depletion	(2.7)	(0.9)	(2.1)	(0.6)
Additions	6.2	0.3	2.2	2.9

Closing balance	37.0	10.8	31.5	19.5

(1)

The impact of the change in gold price assumption on reserve additions was approximately 3.3 million, 1.7 million and 1.7 million ounces in 2011, 2010 and 2009, respectively. The gold price assumption was $1,200 per ounce in 2011, $950 per ounce in 2010 and $800 per ounce in 2009.

(2)

In 2010, we recognized our attributable interest in Regis Resources Ltd. and their reserves in the Duketon belt of Western Australia for an attributable reserve of 0.3 million ounces. In 2009, reserves were increased by 6.7 million ounces through the acquisition of the remaining 33.33% interest in Boddington. At December 31, 2009, our economic interest in Batu Hijau increased to 52.44% as a result of transactions with a noncontrolling partner, increasing reserves by 1.5 million ounces.

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

At December 31, 2011, we had 9,720 million pounds of proven and probable copper reserves. We added 630 million pounds to proven and probable reserves and depleted 330 million pounds during 2011. 2011 reserves were calculated at a copper price of $3.00 or A$3.15 per pound. A reconciliation of the changes in proven and probable copper reserves during the past three years is as follows:

	2011	2010	2009
	(millions of pounds)
Opening balance	9,420	9,120	7,780
Depletion	(330)	(370)	(310)
Additions(1)	630	1,000	400
Acquisitions(2)	—	—	2,040
Divestments(3)	—	(330)	(790)

Closing balance	9,720	9,420	9,120

NEWMONT MINING CORPORATION

A reconciliation of changes in proven and probable copper reserves for 2011 by region is as follows:

	North America	South America	Asia Pacific
	(millions of pounds)
Opening balance	1,640	1,660	6,120
Depletion	(50)	—	(280)
Additions	450	30	150

Closing balance	2,040	1,690	5,990

(1)

The impact of the change in copper price assumption on reserve additions was 370 million, 150 million and 290 million pounds in 2011, 2010 and 2009, respectively. The copper price assumption was $3.00 per pound in 2011, $2.50 per pound in 2010 and $2.00 per pound in 2009.

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

Our exploration efforts are directed to the discovery of new mineralized material and converting it into proven and probable reserves. We conduct near-mine exploration around our existing mines and greenfields exploration in other regions globally. Near-mine exploration can result in the discovery of additional deposits, which may receive the economic benefit of existing operating, processing, and administrative infrastructures. In contrast, the discovery of mineralization through greenfields exploration efforts will likely require capital investment to build a stand-alone operation. Our Exploration expense was $350, $218 and $187 in 2011, 2010 and 2009, respectively.

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

NEWMONT MINING CORPORATION

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

We conduct our operations so as to protect public health and the environment and believe our operations are in compliance with applicable laws and regulations in all material respects. Each operating mine has a reclamation plan in place that meets all applicable legal and regulatory requirements. At December 31, 2011, $1,070 was accrued for reclamation costs relating to current or recently producing properties.

We are involved in several matters concerning environmental obligations associated with former, primarily historic, mining activities. Generally, these matters concern developing and implementing remediation plans at the various sites. Based upon our best estimate of our liability for these matters, $170 was accrued at December 31, 2011 for such obligations associated with properties previously owned or operated by us or our subsidiaries. The amounts accrued for these matters are reviewed periodically based upon facts and circumstances available at the time.

For a discussion of the most significant reclamation and remediation activities, see Item 7, Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations, and Notes 4 and 31 to the Consolidated Financial Statements, below.

In addition to legal and regulatory compliance, we have developed complementary programs to guide our company toward achieving transparent and sustainable environmental and socially responsible performance objectives. Evidencing our management’s commitment towards these objectives, our corporate headquarters are located in an environmentally sustainable, LEED, gold-certified building. We are committed to managing climate change related risks and responsibly managing our greenhouse gas emissions. We have reported our greenhouse gas emissions annually to the Carbon Disclosure Project since 2004, became a Founding Reporter on The Climate Registry in 2008, and by 2010, established programs to publically report our independently-verified greenhouse gas emissions for all of our global operations. We actively participate in the International Council on Mining and Metals (“ICMM”) and are committed to the ICMM’s 10 Principles of Sustainable Development and its commitment to implement the UN Global Compact’s 10 principles on human rights, bribery and corruption, labor and the environment. To ensure sound environmental management systems, 100% of Newmont’s operations have achieved ISO 14001 certification by year-end 2011. We transparently report on our sustainability performance in accordance with the Global Reporting Initiative guidelines, including the Mining and Metals Sector Supplement. As a result of our efforts, we continue to achieve milestones, such as being the first gold company listed on the Dow Jones Sustainability Index World (“DJSI”), remaining a member of the DJSI World Index for five consecutive years, and receiving International Cyanide Management Code certification at 100% of Newmont operated sites as of the end of 2011.

Employees and Contractors

Approximately 17,100 people were employed by Newmont at December 31, 2011. In addition, approximately 25,800 people were working as contractors in support of Newmont’s operations.

NEWMONT MINING CORPORATION

Forward-Looking Statements

Certain statements contained in this report (including information incorporated by reference) are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are intended to be covered by the safe harbor provided for under these sections. Words such as “expect(s)”, “feel(s)”, “believe(s)”, “will”, “may”, “anticipate(s)”, “estimate(s)”, “should”, “intend(s)” and similar expressions are intended to identify forward-looking statements. Our forward-looking statements may include, without limitation:

•	Estimates regarding future earnings and the sensitivity of earnings to gold and other metal prices;

•	Estimates of future mineral production and sales;

•	Estimates of future production costs, other expenses and taxes for specific operations and on a consolidated basis;

•	Estimates of future cash flows and the sensitivity of cash flows to gold and other metal prices;

•

Estimates of future capital expenditures, construction, production or closure activities and other cash needs, for specific operations and on a consolidated basis, and expectations as to the funding or timing thereof;

•

Estimates as to the projected development of certain ore deposits, including the timing of such development, the costs of such development and other capital costs, financing plans for these deposits and expected production commencement dates;

•	Estimates of reserves and statements regarding future exploration results and reserve replacement and the sensitivity of reserves to metal price changes;

•	Statements regarding the availability of, and terms and costs related to, future borrowing, debt repayment and financing;

•	Estimates regarding future exploration expenditures, results and reserves;

•	Statements regarding fluctuations in financial and currency markets;

•	Estimates regarding potential cost savings, productivity, operating performance and ownership and cost structures;

•	Expectations regarding the completion and timing of acquisitions or divestitures and projected synergies and costs associated with acquisitions;

•	Expectations regarding the start-up time, design, mine life, production and costs applicable to sales and exploration potential of our projects;

•	Statements regarding modifications to hedge and derivative positions;

•	Statements regarding political, economic or governmental conditions and environments;

•	Statements regarding future transactions;

•	Statements regarding the impacts of changes in the legal and regulatory environment in which we operate;

•	Estimates of future costs and other liabilities for certain environmental matters;

•	Estimates of income taxes; and

•	Estimates of pension and other post-retirement costs.

NEWMONT MINING CORPORATION

Where we express an expectation or belief as to future events or results, such expectation or belief is expressed in good faith and believed to have a reasonable basis. However, our forward-looking statements are subject to risks, uncertainties and other factors, which could cause actual results to differ materially from future results expressed, projected or implied by those forward-looking statements. Such risks include, but are not limited to:

•	The price of gold, copper and other commodities;

•	The cost of operations;

•	Currency fluctuations;

•	Geological and metallurgical assumptions;

•	Operating performance of equipment, processes and facilities;

•	Labor relations;

•	Timing of receipt of necessary governmental permits or approvals;

•	Domestic and foreign laws or regulations, particularly relating to the environment and mining;

•	Changes in tax laws;

•	Domestic and international economic and political conditions;

•	Our ability to obtain or maintain necessary financing; and

•	Other risks and hazards associated with mining operations.

More detailed information regarding these factors is included in Item 1, Business, Item 1A, Risk Factors, and elsewhere throughout this report. Given these uncertainties, readers are cautioned not to place undue reliance on our forward-looking statements.

All subsequent written and oral forward-looking statements attributable to Newmont or to persons acting on its behalf are expressly qualified in their entirety by these cautionary statements. We disclaim any intention or obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

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

NEWMONT MINING CORPORATION

A substantial or extended decline in gold or copper prices would have a material adverse effect on Newmont.

Our business is dependent on the prices of gold and copper, which fluctuate on a daily basis and are affected by numerous factors beyond our control. Factors tending to influence prices include:

•	gold sales or leasing by governments and central banks or changes in their monetary policy, including gold inventory management and reallocation of reserves;

•	speculative short positions taken by significant investors or traders in gold or copper;

•	the relative strength of the U.S. dollar;

•	expectations of the future rate of inflation;

•	interest rates;

•	recession or reduced economic activity in the United States, China, India and other industrialized or developing countries;

•	decreased industrial, jewelry or investment demand;

•	increased supply from production, disinvestment and scrap;

•	forward sales by producers in hedging or similar transactions; and

•	availability of cheaper substitute materials.

Any decline in our realized gold or copper price adversely impacts our revenues, net income and operating cash flows, particularly in light of our strategy of not engaging in hedging transactions with respect to gold or copper. We have recorded asset write-downs in the past and may experience additional write-downs as a result of lower gold or copper prices in the future.

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

NEWMONT MINING CORPORATION

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

The reserves stated in this report represent the amount of gold and copper that we estimated, at December 31, 2011, could be economically and legally extracted or produced at the time of the reserve determination. Estimates of proven and probable reserves are subject to considerable uncertainty. Such estimates are, to a large extent, based on the prices of gold and copper and interpretations of geologic data obtained from drill holes and other exploration techniques. Producers use feasibility studies to derive estimates of capital and operating costs based upon anticipated tonnage and grades of ore to be mined and processed, the predicted configuration of the ore body, expected recovery rates of metals from the ore, the costs of comparable facilities, the costs of operating and processing equipment and other factors. Actual operating costs and economic returns on projects may differ significantly from original estimates. Further, it may take many years from the initial phases of exploration until commencement of production, during which time, the economic feasibility of production may change.

In addition, if the price of gold or copper declines from recent levels, if production costs increase or recovery rates decrease or if applicable laws and regulations are adversely changed, we can offer no assurance that the indicated level of recovery will be realized or that mineral reserves as currently reported can be mined or processed profitably. If we determine that certain of our ore reserves have become uneconomic, this may ultimately lead to a reduction in our aggregate reported reserves. Consequently, if our actual mineral reserves and resources are less than current estimates, our business, prospects, results of operations and financial position may be materially impaired.

Increased operating costs could affect our profitability.

Costs at any particular mining location are subject to variation due to a number of factors, such as changing ore grade, changing metallurgy and revisions to mine plans in response to the physical shape and location of the ore body. In addition, costs are affected by the price of input commodities, such as fuel, electricity, labor, chemical reagents, explosives, steel and concrete. Commodity costs are, at times, subject to volatile price movements, including increases that could make production at certain operations less profitable. Further, changes in laws and regulations can affect commodity prices, uses and transport. Reported costs may also be affected by changes in accounting standards. A material increase in costs at any significant location could have a significant effect on our profitability and operating cash flow.

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

NEWMONT MINING CORPORATION

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

Our decision to develop a project is typically based on the results of feasibility studies, which estimate the anticipated economic returns of a project. The actual project profitability or economic feasibility may differ from such estimates as a result of any of the following factors, among others:

•	changes in tonnage, grades and metallurgical characteristics of ore to be mined and processed;

•	higher input commodity and labor costs;

•	the quality of the data on which engineering assumptions were made;

•	adverse geotechnical conditions;

•	availability of adequate and skilled labor force and supply and cost of water and power;

•	fluctuations in inflation and currency exchange rates;

•	availability and terms of financing;

•	delays in obtaining environmental or other government permits or approvals or changes in the laws and regulations related to our operations or project development;

•	changes in tax laws;

•	weather or severe climate impacts; and

•	potential delays relating to social and community issues, including, without limitation, issues resulting in protests, road blockages or work stoppages.

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

NEWMONT MINING CORPORATION

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

Shortages of critical parts and equipment may adversely affect our operations and development projects.

The mining industry has been impacted by increased demand for critical resources such as input commodities, drilling equipment and tires. These shortages have, at times, impacted the efficiency of our operations, and resulted in cost increases and delays in construction of projects; thereby impacting operating costs, capital expenditures and production and construction schedules.

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

In addition, our ability to successfully obtain key permits and approvals to explore for, develop and operate mines and to successfully operate in communities around the world will likely depend on our ability to develop, operate and close mines in a manner that is consistent with the creation of social and economic benefits in the surrounding communities, which may or may not be required by law. Our ability to obtain permits and approvals and to successfully operate in particular communities may be adversely impacted by real or perceived detrimental events associated with our activities or those of other mining companies affecting the environment, human health and safety of communities in which we operate. Delays in obtaining or failure to obtain government permits and approvals may adversely affect our operations, including our ability to explore or develop properties, commence production or continue operations. Key permits and approvals may be revoked or suspended or may be varied in a manner that adversely affects our operations, including our ability to explore or develop properties, commence production or continue operations.

Our exploration, development, mining and processing operations are subject to extensive laws and regulations governing worker health and safety and land use and the protection of the environment, which generally apply to air and water quality, protection of endangered, protected or other specified species, hazardous waste management and reclamation. Some of the countries in which we operate have implemented, and are developing, laws and regulations related to climate change and greenhouse gas emissions. We have made, and expect to make in the future, significant expenditures to comply with such laws and regulations. Compliance with these laws and regulations imposes substantial costs and burdens, and can cause delays in obtaining, or failure to obtain, government permits and approvals which may adversely impact our closure processes and operations.

NEWMONT MINING CORPORATION

Future changes in applicable laws, regulations, permits and approvals or changes in their enforcement or regulatory interpretation could substantially increase costs to achieve compliance, lead to the revocation of existing or future exploration or mining rights or otherwise have an adverse impact on our results of operations and financial position. For instance, the operation of our mines in the United States is subject to regulation by the Federal Mine Safety and Health Administration (“MSHA”) under the Federal Mine Safety and Health Act of 1977 (the “Mine Act”). MSHA inspects our mines on a regular basis and issues various citations and orders when it believes a violation has occurred under the Mine Act. If such inspections result in an alleged violation, we may be subject to fines, penalties or sanctions and our mining operations could be subject to temporary or extended closures, which could have an adverse effect on our results of operations and financial position. Over the past several years MSHA has significantly increased the numbers of citations and orders charged against mining operations and increased the dollar penalties assessed for citations issued.

In addition, the United States Environmental Protection Agency (“EPA”) is currently seeking to regulate as hazardous waste under the Resource Conservation and Recovery Act (“RCRA”) process solution streams derived from core beneficiation operations, such as our roasting operations, in Nevada. Historically, such streams have been considered exempt from RCRA and have been regulated by the Nevada Division of Environmental Protection. The regulation of these streams as hazardous waste under RCRA could subject us to civil and criminal penalties for past practices and require us to incur substantial future costs to modify our waste water collection systems and retrofit our tailings storage facilities at our Nevada mining operations, which could have an adverse effect on our results of operations and financial position.

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

Natural resource companies are required to close their operations and rehabilitate the lands that they mine in accordance with a variety of environmental laws and regulations. Estimates of the total ultimate closure and rehabilitation costs for gold and copper mining operations are significant and based principally on current legal and regulatory requirements and mine closure plans that may change materially. For example, we have conducted extensive remediation work at two inactive sites in the United States. We are conducting remediation activities at a third site in the United States, an inactive uranium mine and mill site formerly operated by a subsidiary of Newmont.

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

NEWMONT MINING CORPORATION

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

Producing gold is an energy-intensive business, resulting in a significant carbon footprint. Energy costs account for about a quarter of our overall operating costs, with our principal energy sources being purchased electricity, diesel fuel, gasoline, natural gas and coal.

A number of governments or governmental bodies have introduced or are contemplating regulatory changes in response to the potential impacts of climate change that are viewed as the result of emissions from the combustion of carbon-based fuels. The December 1997 Kyoto Protocol, which ends in 2012, established a set of greenhouse gas emission reduction targets for developed countries that have ratified the Protocol, which include Australia and New Zealand. The United States signed but never ratified the Protocol and Canada recently pulled out of the Protocol. Ghana, Indonesia, and Peru ratified the Protocol but as developing countries are not subject to greenhouse gas emission reductions. The Conference of Parties 15 (“COP15”) of the United Nations Framework Convention on Climate Change held in Copenhagen, Denmark in December 2009 was to determine the path forward after the Kyoto Protocol ends. COP15 resulted in the Copenhagen Accord (the “Accord”), a non-binding document calling for economy-wide emissions targets for 2020. Prior to the January 31, 2010 deadline, the United States, Australia, New Zealand, Indonesia, Ghana and Peru re-affirmed their commitment to the Accord.

Some of the countries in which we operate have implemented, and are developing, laws and regulations related to climate change and greenhouse gas emissions. In December 2009, the EPA issued an endangerment finding under the U.S. Clean Air Act that current and projected concentrations of certain mixed greenhouse gases, including carbon dioxide, in the atmosphere threaten the public health and welfare. Regulations have been adopted and additional laws or regulations may be promulgated in the United States to address the concerns raised by such endangerment finding. To date, U.S. regulations do not impose carbon tax on our operations but may in the future. Australia passed the Clean Energy Act in 2011 that sets up a mechanism to combat climate change by imposing a “carbon tax” on greenhouse gas emissions and encourages investment in clean energy. The legislation takes effect on July 1, 2012 and will have an impact to our Australian operations of $30 - $40 million annually.

Non-governmental climate change requirements are beginning to be implemented. For example, Hope Bay is required to comply with the Mining Association of Canada’s Toward Sustainable Mining initiative to reduce energy consumption and greenhouse gas emissions and Conga is required to comply with International Finance Corporation Performance Standards to report and reduce greenhouse gas emissions. This is a trend that is likely to continue.

Legislation and increased regulation and requirements regarding climate change could impose increased costs on us, our venture partners and our suppliers, including increased energy, capital equipment, environmental monitoring and reporting and other costs to comply with such regulations. Until the timing, scope and extent of any future requirements becomes known, we cannot predict the effect on our financial condition, financial position, results of operations and ability to compete.

NEWMONT MINING CORPORATION

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

Exploration, development, production and mine closure activities are subject to regional, political, economic, community and other risks of doing business, including:

•

disadvantages of competing against companies from countries that are not subject to the rigorous laws and regulations of the U.S. or other jurisdictions, including the U.S. Foreign Corrupt Practices Act and the U.K. Bribery Act;

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

•

increases in costs relating to, or restrictions or prohibitions on, the use of ports for concentrate storage and shipping, such as in relation to our Boddington and Batu Hijau operations where use of alternative ports is not currently economically feasible or in relation to our ability to procure economically feasible ports for developing projects;

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

NEWMONT MINING CORPORATION

Our Batu Hijau operation in Indonesia is subject to political and economic risks.

We have a substantial investment in Indonesia, a nation that since 1997 has undergone financial crises and devaluation of its currency, outbreaks of political and religious violence and acts of terrorism, changes in national leadership, devolution of authority to regional governments, and the secession of East Timor, one of its former provinces. These factors heighten the risk of abrupt changes in the national policy toward foreign investors, which in turn could result in unilateral modification of concessions or contracts, increased taxation and royalties (at both the national and regional level), denial of permits or permit renewals or expropriation of assets. In regard to issues of resource nationalism, certain government officials and members of parliament may have a preference for national mining companies to own Indonesia’s mineral assets and the government has advocated policies intended to result in development of additional in-country processing of minerals mined in Indonesia and restrictions on exportation including the smelting and exportation of copper concentrates.

Violence committed by radical elements in Indonesia and other countries and the presence of U.S. forces in Afghanistan, as well as U.S. involvement in other conflicts in the Middle East, may increase the risk that operations owned by U.S. companies will be the target of violence. If our Batu Hijau operation were so targeted it could have an adverse effect on our business.

Our Batu Hijau operation faced demonstrations by the local community in 2011 relating to a worker recruitment process, including protests and roadblocks. We cannot predict whether similar or more significant incidents will occur and the recurrence of significant opposition from the local community could disrupt mining activities and, thereby, adversely affect Batu Hijau’s assets and operations. Batu Hijau also faced a temporary work stoppage in 2011 arising from a dispute regarding overtime pay, and the operation’s collective bargaining agreement with the workforce is subject to renewal later this year. Indonesia has seen greater worker and union activism in recent times, and a strike or protracted labor agreement negotiation could adversely affect Batu Hijau’s operations.

Over the years, we are required to apply for renewals of certain key permits related to Batu Hijau. PT Newmont Nusa Tenggara (“PTNNT”), the entity operating Batu Hijau, employs a submarine tailings placement (“STP”) system. The STP system is operated pursuant to a permit from the government of Indonesia that was renewed in 2011, but is subject to challenge in connection with certain legal proceedings. See Note 31 to the Consolidated Financial Statements for a more detailed discussion of pending litigation. A loss of the STP permit would be expected to adversely impact Batu Hijau operations and may adversely impact our future operating and financial results.

Our ownership interest in Batu Hijau has been reduced in accordance with the Contract of Work issued by the Indonesian Government and future reductions in our interest in PTNNT may result in our loss of control over the Batu Hijau operations.

We currently have a 31.5% direct ownership interest in PTNNT, held through Nusa Tenggara Partnership B.V. (“NTPBV”), which is owned with an affiliate of Sumitomo Corporation of Japan (“Sumitomo”). We have a 56.25% interest in NTPBV and a Sumitomo affiliate holds the remaining 43.75%. NTPBV in turn owns 56% of PTNNT, the Indonesian subsidiary that owns Batu Hijau. In December 2009, Newmont entered into a transaction with P.T. Pukuafu Indah (“PTPI”), an unrelated non-controlling shareholder in PTNNT, whereby we agreed to advance certain funds to PTPI in exchange for (i) a pledge of PTPI’s 20% shareholding in PTNNT, (ii) an assignment of dividends payable on the shares, net of withholding tax, (iii) a commitment to support the application of our standards to the operation of the Batu Hijau mine, and (iv) as of September 16, 2011, powers of attorney to vote and sell the PTNNT shares in support of the pledge, enforceable in an event of default as further security for the funding. On June 25, 2010, to effectuate PTPI’s desire to sell the shares, PTPI completed the sale of approximately a 2.2% interest in PTNNT to PT Indonesia Masbaga Investama (“PTIMI”), and Newmont entered into a transaction with PTIMI whereby we agreed to

NEWMONT MINING CORPORATION

advance certain funds to PTIMI in exchange for (i) a pledge of PTIMI’s 2.2% shareholding in PTNNT, (ii) an assignment of dividends payable on the shares, net of withholding tax, and (iii) a commitment to support the application of our standards to the operation of the Batu Hijau mine. Under the terms of the transaction, the Company has no powers of attorney or other right to vote PTIMI’s shares. Based on the above transactions, Newmont recognizes an additional 17% effective economic interest in PTNNT. Combined with Newmont’s 56.25% ownership in NTPBV, Newmont has a 48.5% effective economic interest in PTNNT and continues to consolidate Batu Hijau in its Consolidated Financial Statements.

Under the Contract of Work executed in 1986 between the Indonesian government and PTNNT (the “Contract of Work”), 51% of PTNNT’s shares were required to be offered for sale, first, to the Indonesian government or, second, to Indonesian nationals by March 31, 2010. On May 6, 2011 we announced that a definitive agreement was signed with an agency of the Indonesian Government’s Ministry of Finance for the sale of the final 7% divestiture stake in PTNNT. Subsequently, a dispute over the legality of the purchase under relevant laws and regulations has arisen between certain members of parliament and the Ministry of Finance, and the transaction has not yet closed. Upon closing of the transaction, our ownership interest in the Batu Hijau mine’s production, assets and proven and probable equity reserves will be reduced to a 27.56% direct ownership interest as NTPBV’s ownership interest in PTNNT will be reduced to 49%, thus potentially reducing our ability to control the operation at Batu Hijau. In addition, we will have a 17% effective economic interest in PTNNT following the closing of the transaction through financing arrangements with existing shareholders, and we have identified Variable Interest Entities in connection with our economic interests in PTNNT due to certain funding arrangements and shareholder commitments. Therefore, we expect to continue to consolidate PTNNT in our Consolidated Financial Statements after the final 7% sale is completed. Loss of control over PTNNT operations may result in our deconsolidation of PTNNT for accounting purposes, which would reduce our reported consolidated sales, total assets and operating cash flows. See Note 31 to the Consolidated Financial Statements for more information about the PTNNT share divestiture.

As part of the negotiation of the divestiture share sale agreements with PT Multi Daerah Bersaing (“PTMDB”), the nominee of the local governments, the parties executed an operating agreement (the “Operating Agreement”), under which each recognizes the rights of Newmont and Sumitomo to apply their operating standards to the management of PTNNT’s operations, including standards for safety, environmental stewardship and community responsibility. The Operating Agreement became effective in February 2010 and will continue for so long as Newmont and Sumitomo collectively own more shares of PTNNT than PTMDB. If the Operating Agreement terminates, then Newmont may lose control over the applicable operating standards for Batu Hijau and will be at risk for operations conducted in a manner that either detracts from value or results in safety, environmental or social standards below those adhered to by Newmont and Sumitomo.

The Contract of Work has been and may continue to be the subject of dispute, legal review, or requests for renegotiation by the Indonesian government, and is subject to termination by the Indonesian government if we do not comply with our obligations, which would result in the loss of all or much of the value of Batu Hijau.

The divestiture provisions of the Contract of Work have been the subject of dispute. In 2008, the Ministry of Energy and Mineral Resources of the Indonesian government (the “MEMR”) alleged that PTNNT was in breach of its divestiture requirements under the Contract of Work and threatened to terminate the Contract of Work if PTNNT did not agree to divest shares in accordance with the direction of the MEMR. The matter was resolved by an international arbitration panel in March 2009. The arbitration decision led to NTPBV divesting 24% of PTNNT’s shares to PTMDB, the party nominated by the MEMR.

Although the Indonesian government has acknowledged that PTNNT is currently in compliance with the Contract of Work, future disputes may arise under the Contract of Work. Moreover, there have

NEWMONT MINING CORPORATION

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

In January 2009, the Indonesian Government passed a new mining law. While the law preserves the right of PTNNT to operate our Batu Hijau operations pursuant to the Contract of Work, the Indonesian government is seeking to renegotiate certain provisions of the Contract of Work to conform to certain provisions of the new mining law, which could include requests for, among other things, higher royalty rates. In January 2012, the President of Indonesia appointed a committee to evaluate the process of conforming Contracts of Work to the 2009 mining law.

Our operations at Yanacocha and the development of our Conga Project in Peru are subject to political and social unrest risks, which have resulted most recently in the suspension of construction activities in our Conga project.

During the last several years, Minera Yanacocha S.R.L. (“Yanacocha”), in which we own a 51.35% interest, and whose properties include the mining operations at Yanacocha and the Conga project in Peru, has been the target of local political and community protests, some of which blocked the road between the Yanacocha mine and Conga project complexes and the City of Cajamarca in Peru and resulted in vandalism and equipment damage. We cannot predict whether similar or more significant incidents will occur in the future. The recurrence of significant political or community opposition or protests could adversely affect Conga’s development and the continued operation of Yanacocha.

Most recently, construction activities on our Conga project were suspended on November 30, 2011 at the request of Peru’s central government following increasing protests in Cajamarca by anti-mining activists led by the regional president. At the request of the Peruvian central government, the environmental impact assessment prepared in connection with the project, which was previously approved by the central government in October 2010, will be reviewed by independent experts, in an effort to resolve allegations around the environmental viability of Conga. Construction will remain suspended for the duration of the review or longer, except for sediment control works that are being conducted in the project area. However, progress continues on engineering and procurement work. Should the Company be unable to continue with the current development plan at Conga, the Company may in the future reprioritize and reallocate capital to development alternatives in Nevada, Australia, Ghana and Indonesia, which may result in a potential impairment of the Conga project.

In the second quarter of 2011, Presidential and Congressional elections resulted in a change in government in Peru. While the new government has ratified its intention to support mining as a driver for continued growth and future development of Peru, we are unable to predict the positions that will be taken by the new administration or new laws that will be passed by the recently elected Congress, whether the regional government of Cajamarca will support or oppose such positions or laws, or how any change in such position or law will affect Yanacocha or Conga. Such changes may include increased labor regulations, environmental and other regulatory requirements, and additional taxes and royalties. For example, during the third quarter of 2011, the new government enacted four new tax laws. We cannot predict future positions of either the Central or regional government on foreign investment, mining concessions, land tenure or other regulation. Any change in government positions or laws on these issues could adversely affect the assets and operations of Yanacocha or Conga, which could have a material adverse effect on our results of operations and financial position. Additionally, any inability to continue to develop the Conga project or operate at Yanacocha could have an adverse impact on our growth if we are not able to replace its expected production.

NEWMONT MINING CORPORATION

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

No assurances can be given that unanticipated adverse geotechnical and hydrological conditions, such as landslides and pit wall failures, will not occur in the future or that such events will be detected in advance. Geotechnical instabilities can be difficult to predict and are often affected by risks and hazards outside of our control, such as severe weather and considerable rainfall, which may lead to periodic floods, mudslides, wall instability and seismic activity, which may result in slippage of material.

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

The foreign currency that primarily impacts our results of operations is the Australian dollar. We estimate that every $0.10 increase in the U.S. dollar/Australian dollar exchange rate increases annually the U.S. dollar Costs applicable to sales by approximately $90 for each ounce of gold sold from operations in Australia before taking into account the impact of currency hedging. During the majority of 2011, the Australian dollar was relatively stronger than the U.S. dollar compared to 2010. The annual average Australia dollar exchange rate appreciated by approximately 12% from 2010 to 2011. We hedge up to 90% of our future forecasted Australian dollar denominated operating expenditures to reduce the variability of our Australian dollar exposure. At December 31, 2011 we have hedged 76%, 62%, 46%, 26% and 10% of our forecasted Australian denominated operating costs in 2012, 2013, 2014, 2015 and 2016, respectively. Our Australian dollar derivative programs will limit the benefit to Newmont of future decreases, if any, in the U.S. dollar/Australian dollar exchange rates. For additional information, see Item 7, Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations, Results of Consolidated Operations, Foreign Currency Exchange Rates, below. For a more detailed description of how currency exchange rates may affect costs, see discussion in Foreign Currency in Item 7A, Quantitative and Qualitative Discussions About Market Risk.

Our business requires substantial capital investment and we may be unable to raise additional funding on favorable terms.

The construction and operation of potential future projects including the Akyem project in Ghana, the Conga project in Peru and various exploration projects will require significant funding. Our operating cash flow and other sources of funding may become insufficient to meet all of these requirements, depending on the timing and costs of development of these and other projects. As a result, new sources of capital may be needed to meet the funding requirements of these investments,

NEWMONT MINING CORPORATION

fund our ongoing business activities and pay dividends. Our ability to raise and service significant new sources of capital will be a function of macroeconomic conditions, future gold and copper prices, our operational performance and our current cash flow and debt position, among other factors. In the event of lower gold and copper prices, unanticipated operating or financial challenges, or a further dislocation in the financial markets as experienced in recent years, our ability to pursue new business opportunities, invest in existing and new projects, fund our ongoing operations, retire or service all of our outstanding debt and pay dividends could be significantly constrained.

Any downgrade in the credit ratings assigned to our debt securities could increase our future borrowing costs and adversely affect the availability of new financing.

There can be no assurance that any rating currently assigned by Standard & Poor’s Rating Services or Moody’s Investors Service to Newmont will remain unchanged for any given period of time or that a rating will not be lowered if, in that rating agency’s judgment, future circumstances relating to the basis of the rating so warrant. If we are unable to maintain our outstanding debt and financial ratios at levels acceptable to the credit rating agencies, or should our business prospects deteriorate, our ratings could be downgraded by the rating agencies, which could adversely affect the value of our outstanding securities, our existing debt and our ability to obtain new financing on favorable terms, if at all, and increase our borrowing costs, which in turn could impair our results of operations and financial position.

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

From time to time, we examine opportunities to make selective acquisitions in order to expand our operations and reported reserves. The success of any acquisition would depend on a number of factors, including, but not limited to:

•	identifying suitable candidates for acquisition and negotiating acceptable terms;

•	obtaining approval from regulatory authorities and potentially Newmont’s shareholders;

•	maintaining our financial and strategic focus and avoiding distraction of management during the process of integrating the acquired business;

•	implementing our standards, controls, procedures and policies at the acquired business and addressing any pre-existing liabilities or claims involving the acquired business; and

•	to the extent the acquired operations are in a country in which we have not operated historically, understanding the regulations and challenges of operating in that new jurisdiction.

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

NEWMONT MINING CORPORATION

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

We are dependent upon information technology systems, which are subject to disruption, damage, failure and risks associated with implementation and integration.

We are dependent upon information technology systems in the conduct of our operations. Our information technology systems are subject to disruption, damage or failure from a variety of sources, including, without limitation, computer viruses, security breaches, cyber attacks, natural disasters and defects in design. Damage, disruption, or failure of one or more information technology systems may result in interruptions to our operations in the interim or may require a significant investment to fix or replace them. Various measures have been implemented to manage our risks related to the information technology systems and network disruptions, but our business, financial position or results of our operations could be adversely impacted by such interruptions or such investments.

We could also be adversely affected by system or network disruptions if new or upgraded information technology systems are defective, not installed properly or not properly integrated into our operations. We have begun the implementation of new enterprise software that we will use for various operational functions, financial reporting and controls management. The implementation of this new system carries risks such as cost overruns, delays and interruptions. If we are not able to successfully implement our new system in a timely manner, we will have to rely on manual reporting processes and controls over financial reporting that have not been planned, designed or tested. Various measures have been implemented to manage our risks related to the system implementation, but system implementation failures could have a material adverse effect on our business, financial position and results of operations and could, if not successfully implemented, adversely impact the effectiveness of our internal controls over financial reporting.

NEWMONT MINING CORPORATION

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

Production at our mines is dependent upon the efforts of our employees and, consequently, our maintenance of good relationships with our employees. Due to union activities or other employee actions, we could experience labor disputes, work stoppages or other disruptions in production that could adversely affect us. At December 31, 2011, union represented employees constituted approximately 42% of our worldwide work force. There can be no assurance that any future disputes will be resolved without disruptions to operations.

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

NEWMONT MINING CORPORATION

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

Although we have conducted title reviews of our properties, title review does not preclude third parties from challenging our title or related property rights. While we believe that we have satisfactory title to our properties, some titles may be defective or subject to challenge. In addition, certain of our Australian properties could be subject to native title or traditional landowner claims, and our ability to use these properties is dependent on agreements with traditional owners of the properties. For information regarding native title or traditional landowner claims, see the discussion under the Australia/New Zealand section of Item 2, Properties, below.

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

We recognize the expected future tax benefit from deferred tax assets when the tax benefit is considered to be more likely than not of being realized, otherwise, a valuation allowance is applied against deferred tax assets. Assessing the recoverability of deferred tax assets requires management to make significant estimates related to expectations of future taxable income. Estimates of future taxable income are based on forecasted cash flows from operations and the application of existing tax laws in each jurisdiction. To the extent that future cash flows and taxable income differ significantly from estimates, our ability to realize the deferred tax assets could be impacted. Additionally, future changes in tax laws could limit our ability to obtain the future tax benefits represented by our deferred tax assets. At December 31, 2011, the Company’s current and long-term deferred tax assets were $396 and $1,605, respectively.

Returns for investments in pension plans are uncertain.

We maintain pension plans for certain employees which provide for specified payments after retirement. The ability of the pension plans to provide the specified benefits depends on our funding of the plans and returns on investments made by the plans. Returns, if any, on investments are subject to fluctuations based on investment choices and market conditions. A sustained period of low returns or losses on investments could require us to fund the pension plans to a greater extent than anticipated. During the second half of 2008 and early 2009, market conditions caused the value of the investments in our pension plans to decrease significantly. As a result, we contributed $27 and $161 to the pension plans in 2011 and 2010, respectively. If future plan investment returns are not sufficient, we may be required to increase the amount of future cash contributions. For a more detailed discussion of the funding status and expected benefit payments to plan participants, see the discussion in Employee Related Benefits, Note 8 to the Consolidated Financial Statements.

NEWMONT MINING CORPORATION

Holders of our common stock may not receive dividends on the common stock.

Holders of our common stock are entitled to receive only such dividends as our board of directors may declare out of funds legally available for such payments. We are incorporated in Delaware and governed by the Delaware General Corporation Law. Delaware law allows a corporation to pay dividends only out of surplus, as determined under Delaware law or, if there is no surplus, out of net profits for the fiscal year in which the dividend was declared and for the preceding fiscal year. Under Delaware law, however, we cannot pay dividends out of net profits if, after we pay the dividend, our capital would be less than the capital represented by the outstanding stock of all classes having a preference upon the distribution of assets. Furthermore, holders of our common stock may be subject to the prior dividend rights of holders of our preferred stock or depositary shares representing such preferred stock then outstanding. Our ability to pay dividends will be subject to our future earnings, capital requirements and financial condition, as well as our compliance with covenants and financial ratios related to existing or future indebtedness. Although we have historically declared cash dividends on our common stock and recently adopted the enhanced gold price-linked dividend policy described under Item 5, Market for Registrant’s Common Equity, Related Stockholders Matters and Issuer Purchase of Equity Securities, we are not required to declare cash dividends on our common stock and our board of directors may reduce, defer or eliminate our common stock dividend in the future.

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

Gold production from Nevada was approximately 1.7 million ounces for 2011 with ore mined from seven open pit and eight underground mines. At December 31, 2011, we reported 34.7 million ounces

NEWMONT MINING CORPORATION

of gold reserves in Nevada, with 77% of those ounces in open pit mines and 23% in underground mines. We are advancing several development opportunities in Nevada, including Long Canyon, with significant reserve expansion potential.

The Nevada operations produce gold from a variety of ore types requiring different processing techniques depending on economic and metallurgical characteristics. To ensure the best use of processing capacity, we use a linear programming model to guide the flow of both mining sequence selection and routing of ore streams to various plants. Refractory ores, which require more complex, higher cost processing methods, generated 79% of Nevada’s gold production in 2011, compared with 79% in 2010 and 77% in 2009. With respect to remaining reserves, we estimate that approximately 85% are refractory ores and 15% are oxide ores. Higher-grade oxide ores are processed by conventional milling and cyanide leaching at Carlin (Mill 5) and Twin Creeks (Juniper). Lower-grade material with suitable cyanide solubility is treated on heap leach pads at Carlin and Twin Creeks. Higher-grade refractory ores are processed through either a roaster at Carlin (Mill 6) or autoclaves at Twin Creeks (Sage). Lower-grade refractory ores are processed at Carlin by flotation or direct flotation at Mill 5. Mill 5 flotation concentrates are then processed at the Carlin roaster or the Twin Creeks autoclaves and additional gold is recovered from the flotation tails by cyanide leaching. The Phoenix mill produces a gravity gold concentrate and a copper/gold flotation concentrate and recovers additional gold from cyanide leaching of the flotation tails. Ore from the Midas mine is processed by conventional milling and Merrill-Crowe zinc precipitation. Activated carbon from the various leaching circuits is treated to produce gold ore at the Carlin or Twin Creeks refineries. Zinc precipitate at Midas is refined on-site.

We own, or control through long-term mining leases and unpatented mining claims, all of the minerals and surface area within the boundaries of the present Nevada mining operations (except for the Turquoise Ridge joint venture described below). The long-term leases extend for at least the anticipated mine life of those deposits. With respect to a significant portion of the Gold Quarry mine at Carlin, we pay a royalty equivalent to 16.2% of the mineral production. We wholly-own or control the remainder of the Gold Quarry mineral rights, in some cases subject to additional royalties. With respect to certain smaller deposits in Nevada, we are obligated to pay royalties on production to third parties that vary from 1% to 8% of production.

In Nevada, mining taxes are assessed on up to 5% of net proceeds of a mine. Net proceeds are calculated as the excess of gross yield over direct costs. Gross yield is determined as the value received when minerals are sold, exchanged for anything of value or removed from the state. Direct costs generally include the costs to develop, extract, produce, transport and refine minerals.

We have a 25% interest in a joint venture with Barrick in the Turquoise Ridge mine. Newmont has an agreement to provide up to 2,000 tons per day of milling capacity at Twin Creeks to the joint venture. Barrick is the operator of the joint venture. Gold production of 44,000 ounces in 2011, 38,000 ounces in 2010 and 39,000 ounces in 2009 were attributable to Newmont, based on our 25% ownership interest.

We had ore sale agreements with Yukon-Nevada Gold Corporation (“Yukon-Nevada”) and Barrick to process the Company’s ore. We recognized attributable gold sales, net of treatment charges, of 47,000 ounces in 2011, 15,000 ounces in 2010 and 700 ounces in 2009, pursuant to these agreements.

On April 6, 2011, the Company completed the acquisition of Fronteer Gold Inc. (“Fronteer”). Fronteer owned among other assets, the exploration stage Long Canyon project, which is located approximately one hundred miles from the Company’s existing infrastructure in Nevada and we believe provides the potential for significant development and operating synergies. During 2011, the project entered into the pre-feasibility stage as we further develop our understanding of what we expect could be another Carlin-type trend at Long Canyon. We have received an expanded exploration area permit

NEWMONT MINING CORPORATION

allowing access to project targets. We continue to make progress on the drilling program. A total of 72 kilometers of drilling was completed in 2011 and we anticipate an additional 65 kilometers to be drilled in 2012. Our intention is to bring the project into production in 2017 with initial estimated gold production of approximately 200,000 to 300,000 ounces per year.

Mexico.    We have a 44% interest in the La Herradura joint venture and related gold properties (Herradura, Soledad-Dipolos and Noche Buena), which are located in Mexico’s Sonora desert. La Herradura is operated by Fresnillo PLC (which owns the remaining 56% interest) and comprises open pit operations with run-of-mine heap leach processing. Herradura, located in Sonara, Mexico has been in operation since 1998. Soledad-Dipolos is located 9 kilometers northwest of Herradura and commenced operations in January, 2010. Noche Buena is located 23 kilometers northwest of Herradura and operations are expected to commence in the first half of 2012. La Herradura produced 212,000 attributable ounces of gold in 2011, and at December 31, 2011 we reported 2.3 million attributable ounces of gold reserves.

South America

The properties of Minera Yanacocha S.R.L. (“MYSRL”) include the mining operations at Yanacocha and the Conga project. We hold a 51.35% interest in MYSRL with the remaining interests held by Compañia de Minas Buenaventura, S.A.A. (“Buenaventura”) (43.65%) and the International Finance Corporation (5%).

MYSRL has mining rights with respect to a large land position consisting of concessions granted by the Peruvian government to MYSRL and a related entity. These mining concessions provide for both the right to explore and exploit. However, MYSRL must first obtain the respective exploration and exploitation permits, which are generally granted in due course. MYSRL may retain mining concessions indefinitely by paying annual fees and, during exploitation, complying with production obligations or paying assessed fines. Mining concessions are freely assignable or transferable. During 2011, Peru enacted a new mining tax and royalty regime, replacing a 3.75% voluntary contribution that expired in 2010. Beginning October 1, 2011, mining companies are subject to a revised royalty and special mining tax, dependent on whether or not a stabilization agreement is in effect. The revised royalty and special mining taxes are based on a sliding scale and are expected to be 5% to 7%.

Yanacocha, Peru.    Yanacocha is located approximately 375 miles (604 kilometers) north of Lima and 30 miles (48 kilometers) north of the city of Cajamarca, in Peru. Yanacocha began production in 1993 and currently has active open pit mines at Cerro Yanacocha, La Quinua and Chaquicocha, and in 2011, mining operations were reinitiated at Maqui Maqui and Carachugo. Yanacocha has four leach pads, three processing facilities, and one mill, which began commercial production in the second quarter of 2008. Yanacocha’s gold production for 2011 was 1.3 million ounces (728,000 attributable ounces) and at December 31, 2011 we reported 4.0 million attributable ounces of gold reserves.

Conga, Peru.    The Conga project is located within close proximity of existing operations at Yanacocha. In July 2011, the project progressed infrastructure works, earthworks construction, drilling, detailed engineering and procurement of equipment and materials. Construction activities were suspended on November 30, 2011, at the request of Peru’s central government following increasing protests in Cajamarca by anti-mining activists led by the regional president. At the request of the Peruvian central government, the environmental impact assessment prepared in connection with the project, which was previously approved in October 2010, will be reviewed by independent experts, in an effort to resolve the alleged concerns around the environmental viability of Conga. Construction will remain suspended for the duration of the review, however, progress continues on engineering and procurement. Should we be unable to continue with the current development plan at Conga, we may reprioritize and reallocate capital to development alternatives in Nevada, Australia, Ghana and Indonesia. If the project proceeds, average annual estimated attributable gold production of

NEWMONT MINING CORPORATION

approximately 300,000 to 350,000 ounces and average annual estimated attributable copper production of approximately 80 to 120 million pounds per year are expected during the first five years of production. At December 31, 2011, we reported 6.5 million attributable ounces of gold reserves and 1,690 million attributable pounds of copper reserves.

La Zanja, Peru.    We hold a 46.94% interest in La Zanja, a gold mine near the city of Cajamarca, Peru. The mine commenced operations in September 2010 and is operated by Buenaventura. The site consists of two small open pits and one oxide leach pad. La Zanja produced 64,000 attributable gold ounces in 2011 and at December 31, 2011 we reported 0.3 million attributable ounces of gold reserves.

Merian, Suriname.    We hold a 50% interest in the Merian gold project, a joint venture with a subsidiary of Alcoa. We will earn an 80% interest on completion of the feasibility study, which commenced in the third quarter of 2011 and is expected to be completed in the fourth quarter of 2012. Once we earn our 80% interest, Alcoa may, within 30 days, elect to purchase a 10% interest in the joint venture from us (reducing our interest to 70%). If Alcoa elects this option, it will be required to solely fund the joint venture expenditures in an amount equal to two-thirds of the expenditures we incurred to complete the feasibility study. Negotiations with the government of Suriname on a mineral agreement are continuing, which may affect our equity participation in the project.

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

NEWMONT MINING CORPORATION

In Australia, various ad valorem royalties and taxes are paid to state and territorial governments, typically based on a percentage of gross revenues or earnings. Indigenous communities have negotiated royalty payments as a condition to granting access to areas where they have native title or other property rights. A carbon dioxide tax will commence in Australia beginning July 1, 2012, whereby the largest emitters of carbon dioxide will be required to pay A$23.00 per metric ton of carbon dioxide released into the atmosphere. The carbon price is indexed for inflation through June 30, 2015, when a cap and trade system will be in place. Carbon costs will primarily be driven by electricity and diesel fuel consumption.

Boddington.    Boddington (100% owned) is located 81 miles (130 kilometers) southeast of Perth in Western Australia. Boddington has been wholly owned since June 2009 when Newmont acquired the final 33.33% interest from AngloGold Ashanti Australia Limited (“AngloGold”). Boddington poured its first gold in September 2009 and commenced commercial production in November 2009. Boddington produced 741,000 ounces of gold and 69 million pounds of copper in 2011, and at December 31, 2011 we reported 19.5 million ounces of gold reserves and 2,260 million pounds of copper reserves.

Kalgoorlie.    Kalgoorlie (50% owned) comprises the Fimiston open pit (commonly referred to as the Super Pit) and Mt. Charlotte underground mine at Kalgoorlie-Boulder, 373 miles (600 kilometers) east of Perth in Western Australia. The mines are managed by Kalgoorlie Consolidated Gold Mines Pty Ltd for the joint venture owners, Newmont and Barrick. The Super Pit is one of Australia’s largest gold mines in terms of gold production and annual tons mined. During 2011, the Kalgoorlie operations produced 750,000 ounces of gold (375,000 attributable ounces), and at December 31, 2011 we reported 4.4 million attributable ounces of gold reserves.

Jundee.    Jundee (100% owned) is situated approximately 435 miles (700 kilometers) northeast of Perth in Western Australia. We mined ore at Jundee solely from underground sources in 2011, with mill feed supplemented from oxide stockpiles for blending purposes. Jundee produced 333,000 ounces of gold in 2011 and at December 31, 2011 we reported 0.6 million ounces of gold reserves.

Tanami.    Tanami (100% owned) includes the Granites treatment plant and associated mining operations, which are located in the Northern Territory approximately 342 miles (550 kilometers) northwest of Alice Springs, adjacent to the Tanami highway, and the Dead Bullock Soak mining operations, approximately 25 miles (40 kilometers) west of the Granites. Operations are predominantly focused on the Callie underground mine at Dead Bullock Soak and ore is processed through the Granites treatment plant. In July 2011, a project to develop a shaft to support underground operations was approved by the Board of Directors. The project will support underground expansion at the Callie and Auron ore bodies, reduce cut-off grade, enhance productivity and facilitate possible additional mine expansion. The project is expected to add gold production of approximately 60,000 to 90,000 ounces per year during the first five years of production. First production is expected in 2015. During 2011, the Tanami operations produced 221,000 ounces of gold and at December 31, 2011 we reported 2.5 million ounces of gold reserves.

Waihi.    Waihi (100% owned) is located within the town of Waihi, approximately 68 miles (110 kilometers) southeast of Auckland, New Zealand and currently consists of the Favona and Trio (currently under development) underground deposits and the Martha open pit mine. The Waihi operation produced 97,000 ounces of gold in 2011 and at December 31, 2011 we reported 0.4 million ounces of gold reserves.

Duketon.    We have a 16.85% interest in Regis Resources Ltd. (“Regis”), which owns 100% of the Duketon gold mine, located approximately 200 miles northeast of Kalgoorlie. Duketon commenced production in the third quarter of 2010 and produced 17,000 attributable ounces of gold in 2011. At December 31, 2011, we reported 0.5 million attributable ounces of gold reserves.

Batu Hijau, Indonesia.    Batu Hijau is located on the island of Sumbawa, approximately 950 miles (1,529 kilometers) east of Jakarta. Batu Hijau is a large porphyry copper/gold deposit, which Newmont

NEWMONT MINING CORPORATION

discovered in 1990. Development and construction activities began in 1997 and start-up occurred in late 1999. In 2011, Batu Hijau produced 283 million pounds of copper (137 million attributable pounds) and 318,000 ounces of gold (154,000 attributable ounces). At December 31, 2011, we reported 3,730 million attributable pounds of copper reserves and 3.6 million attributable ounces of gold reserves at Batu Hijau.

We own 31.50% of the Batu Hijau mine through Nusa Tenggara Partnership B.V. (“NTPBV”), which we own with an affiliate of Sumitomo Corporation of Japan. We have a 56.25% interest in NTPBV and the Sumitomo affiliate holds the remaining 43.75%. NTPBV in turn owns 56% of PT Newmont Nusa Tenggara (“PTNNT”), the Indonesian subsidiary that owns the Batu Hijau copper and gold mine. The remaining 44% interest in PTNNT is owned by PT Multi Daerah Bersaing (“PTMDB”), 24%; P.T. Pukuafu Indah (“PTPI”), 17.8%; and PT Indonesia Masbaga Investama (“PTIMI”), 2.2%.

On May 6, 2011, we announced that a definitive agreement was signed with an agency of the Indonesian Government’s Ministry of Finance for the sale of the final 7% divestiture stake, as required under the terms of PTNNT’s Contract of Work with the Indonesian Government. NTPBV entered into the agreement with Pusat Investasi Pemerintah (“PIP”). The Government of Indonesia designated PIP as the buyer for the final 7% interest by exercising a right of first refusal set out in the Contract of Work. Upon closing of the transaction, NTPBV’s interest in Batu Hijau will be reduced to 49%, as required under the Contract of Work. The price agreed for the 7% stake is approximately $247. Closing of the transaction is pending receipt of approvals from certain Indonesian government ministries. Subsequent to signing the agreement, a disagreement arose between the Ministry of Finance and the Indonesian parliament in regard to whether parliamentary approval was required to allow PIP to make the share purchase. The Ministry of Finance continues to dispute the need for parliamentary approval and further disputes may arise in regard to the divestiture of the 2010 shares. NTPBV and PIP agreed to extend the period for satisfying the closing conditions of the agreement until May 6, 2012. Our ownership interest in PTNNT following the closing of the transaction will be 27.56%.

We have identified Variable Interest Entities (“VIEs”) (see Note 2 to the Consolidated Financial Statements) in connection with our economic interests in PTNNT due to certain funding arrangements and shareholder commitments. We have financing arrangements with PTPI and PTIMI, unrelated noncontrolling shareholders of PTNNT, whereby we agreed to advance certain funds to them in exchange for (i) a pledge of their combined 20% share of PTNNT, (ii) an assignment of dividends payable on the shares, net of withholding tax, (iii) a commitment from them to support the application of our standards to the operation of the Batu Hijau mine, and (iv) as of September 16, 2011 in respect of PTPI only, powers of attorney to vote and sell PTNNT shares in support of the pledge, enforceable in an event of default as further security for the funding. As a result, PTPI and PTIMI were determined to be VIEs and our effective economic interest in PTNNT increased by 17% (20% interest net of withholding tax) to 48.50% during 2010. We currently provide management for the Batu Hijau operation and our standards are applied at Batu Hijau.

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

Under the Contract of Work our ownership interest in the Batu Hijau mine’s proven and probable reserves may be reduced in the future to as low as 27.56% and ownership interest of NTPBV in PTNNT could be reduced to 49%, thus potentially reducing our ability to control the operation at Batu

NEWMONT MINING CORPORATION

Hijau or apply our operating standards. As part of the negotiation of the divestiture sale agreements with PTMDB, the parties executed an operating agreement under which each party recognizes the right of Newmont and Sumitomo to apply their operating standards at Batu Hijau and binds the parties to adhere to our standards for safety, environmental stewardship and community responsibility. The operating agreement remains in effect for so long as NTPBV owns more shares of PTNNT than PTMDB. If the operating agreement terminates, then we could lose effective control over the operations of Batu Hijau and will be at risk for operations conducted in a manner that could potentially reduce the value of PTNNT or result in safety, environmental or social standards below those adhered to by us. Such loss of control may cause us to deconsolidate PTNNT for accounting purposes, which would reduce our reported consolidated sales, cost applicable to sales, amortization, total assets and operating cash flow attributable to PTNNT. See Note 31 to the Consolidated Financial Statements.

Africa

Ahafo, Ghana.    Ahafo (100% owned) is located in the Brong-Ahafo Region of Ghana, approximately 180 miles (290 kilometers) northwest of Accra. We currently operate four open pits at Ahafo with reserves contained in 11 operating and planned pits. Commercial production in the fourth pit, Amoma, began in October 2010. The process plant consists of a conventional mill and carbon-in-leach circuit. Ahafo produced 566,000 ounces of gold in 2011, and at December 31, 2011 we reported 12.1 million ounces of gold reserves.

Akyem, Ghana.    Akyem (100% owned) is located approximately 80 miles (125 kilometers) northwest of Accra. The Akyem project is advancing with awarding of 95% of all construction contracts, commencement of bulk earthworks, major civil work and underground utilities. The first structural concrete was placed in August 2011. Establishment of the first set of households at the resettlement villages took place in October 2011. First production is anticipated in late 2013 to early 2014, with approximately three to six months expected for ramp-up from construction completion to commercial production. Gold production is expected to be approximately 350,000 to 450,000 ounces per year for the first five years of the mine’s operating life of approximately 16 years (based on current gold reserves). At December 31, 2011, we reported 7.4 million ounces of gold reserves.

In December 2003, Ghana’s Parliament unanimously ratified an Investment Agreement (the “Investment Agreement”) between Newmont and the government of Ghana. The Investment Agreement establishes a fixed fiscal and legal regime, including fixed royalty and tax rates, for the life of any Newmont project in Ghana. Under the Investment Agreement, we will pay corporate income tax at the Ghana statutory tax rate (presently 25% but not to exceed 32.5%) and fixed gross royalties on gold production of 3.0% (3.6% for any production from forest reserve areas). The government of Ghana is also entitled to receive 10% of a project’s net cash flow after we have recouped our investment and may acquire up to 20% of a project’s equity at fair market value on or after the 15th anniversary of such project’s commencement of production. The Investment Agreement also contains commitments with respect to job training for local Ghanaians, community development, purchasing of local goods and services and environmental protection. In 2009, the Minister of Finance implemented the National Fiscal Stabilization Levy, which is an additional tax of profits. Negotiations are ongoing with the commissioner of the Ghana Internal Revenue Service on the applicability of the levy, given Newmont’s Investment Agreement. While negotiations are pending, we have paid and included $39 in Income and mining tax expense to date under the levy.

In 2011, the Minister of Finance proposed the following changes in Ghana’s tax laws: (i) an increase in the corporate income tax from 25% to 35%, (ii) the elimination of the National Fiscal Stabilization Levy, (iii) the introduction of a windfall tax of 10% and (iv) a change in capital allowances to 20% over 5 years from the previously allowed 80% deduction in year one and then 50% per year on the remaining balance. Per our Investment Agreement, the increase in the corporate income tax rate would be limited to 32.5% and the windfall tax of 10% would not be applicable to our Ghana operations.

NEWMONT MINING CORPORATION

In addition, the government of Ghana recently established a National Re-Negotiation Team to review fiscal regimes and mining agreements with a view to ensuring that Ghana benefits adequately and fairly from gains in the mining sector. As a result, our Investment Agreement could be subject to requests for renegotiation by the government of Ghana. See Risk Factor “Our operations are subject to risks of doing business” for a description of risks inherent in contracts with governments.

Operating Statistics

The following tables detail operating statistics related to gold production, sales and production costs per ounce:

	North America			South America
Year Ended December 31,	2011	2010	2009	2011	2010	2009
Tons mined (000 dry short tons):
Open pit	236,120	233,359	239,102	164,946	199,467	197,559
Underground	2,685	2,452	2,740	—	—	—
Tons processed (000 dry short tons):
Mill	23,860	23,497	24,702	6,843	6,832	6,242
Leach	23,050	17,240	19,697	43,173	58,691	136,293
Average ore grade (oz/ton):
Mill	0.081	0.085	0.085	0.102	0.081	0.118
Leach	0.018	0.019	0.022	0.020	0.019	0.018
Average mill recovery rate	78.6%	78.9%	81.8%	84.6%	82.5%	86.4%
Ounces produced (000):
Mill	1,577	1,540	1,700	560	421	630
Leach	361	366	398	709	1,038	1,428
Development(1)	15	3	1	24	3	—

Consolidated	1,953	1,909	2,099	1,293	1,462	2,058

Attributable to Newmont	1,953	1,909	2,099	728	771	1,057

Consolidated ounces sold (000)	1,933	1,898	2,117	1,271	1,463	2,068

Production costs per ounce sold:
Direct mining and production costs	$658	$601	$535	$555	$444	$318
By-product credits	(100)	(72)	(55)	(36)	(50)	(31)
Royalties and production taxes	25	15	15	38	32	18
Other	11	7	6	3	5	5

Costs applicable to sales	594	551	501	560	431	310
Amortization	153	153	128	184	111	81
Reclamation and remediation	4	4	3	15	10	6

Total production costs	$751	$708	$632	$759	$552	$397

NEWMONT MINING CORPORATION

	Asia Pacific			Africa
Year Ended December 31,	2011	2010	2009	2011	2010	2009
Tons mined (000 dry short tons):
Open pit	306,796	238,725	204,814	52,332	51,054	51,971
Underground	3,159	3,564	3,778	—	—	—
Tons milled (000 dry short tons)	81,689	89,293	58,853	8,614	8,372	8,335
Average ore grade (oz/ton)	0.030	0.033	0.034	0.078	0.077	0.074
Average mill recovery rate	85.4%	86.3%	88.3%	89.8%	86.1%	87.2%
Ounces produced (000):
Mill	2,083	2,535	1,776	559	529	532
Development(1)	2	—	56	7	16	—

Consolidated	2,085	2,535	1,832	566	545	532

Attributable to Newmont	1,938	2,167	1,517	566	545	532

Consolidated ounces sold (000)	2,058	2,407	1,803	558	528	546

Production costs per ounce sold:
Direct mining and production costs	$621	$457	$395	$427	$411	$414
By-product credits	(24)	(14)	(10)	(2)	(1)	(1)
Royalties and production taxes	38	28	24	47	38	29
Other	4	3	1	2	2	2

Costs applicable to sales	639	474	410	474	450	444
Amortization	142	109	100	137	150	125
Reclamation and remediation	7	5	4	4	4	4

Total production costs	$788	$588	$514	$615	$604	$573

	Total Gold
Year Ended December 31,	2011	2010	2009
Ounces produced (000):
Mill	4,779	5,025	4,638
Leach	1,070	1,404	1,826
Development(1)	48	22	57

Consolidated	5,897	6,451	6,521

Attributable to Newmont(2)	5,185	5,392	5,237

Consolidated ounces sold (000)	5,820	6,296	6,534

Production costs per ounce sold:
Direct mining and production costs	$600	$493	$418
By-product credits	(50)	(39)	(30)
Royalties and production taxes	35	26	20
Other	6	5	3

Costs applicable to sales	591	485	411
Amortization	154	126	105
Reclamation and remediation	7	6	4

Total production costs	$752	$617	$520

(1)	Ounces from the removal and production of de minimis saleable materials during development. Related sales are recorded in Other income, net of incremental mining and processing costs.

(2)	Includes 32 thousand ounces from discontinued operations at Kori Kollo, Bolivia in 2009.

NEWMONT MINING CORPORATION

The following table details operating statistics related to copper production, sales and production costs per pound.

	Asia Pacific
Year Ended December 31,	2011	2010	2009
Tons milled (000 dry short tons)	70,487	77,155	47,087
Average grade	0.33%	0.46%	0.60%
Average recovery rate	76.4%	85.1%	89.2%
Consolidated pounds produced (millions)	352	600	504

Attributable to Newmont(1)	206	327	227

Consolidated pounds sold (millions)	356	539	507

Production costs per pound sold:
Costs applicable to sales	$1.26	$0.80	$0.64
Amortization	0.28	0.21	0.16
Reclamation and remediation	0.02	0.01	0.01

Total production costs	$1.56	$1.02	$0.81

Proven and Probable Reserves

We had attributable proven and probable gold reserves of 98.8 million ounces at December 31, 2011, calculated at a gold price assumption of $1,200, A$1,250 or NZ$1,600 per ounce. Our 2011 reserves would decline by approximately 5% (4.7 million ounces), if calculated at a $1,100 per ounce gold price. An increase in the gold price to $1,300 per ounce would increase reserves by approximately 4% (3.9 million ounces), all other assumptions remaining constant. For 2010, reserves were calculated at a gold price assumption of $950, A$1,100 or NZ$1,350 per ounce.

At December 31, 2011, our proven and probable gold reserves in North America were 37.0 million ounces. Outside of North America, year-end proven and probable gold reserves were 61.8 million ounces, including 31.5 million ounces in Asia Pacific, 19.5 million ounces in Africa and 10.8 million ounces in South America.

Our proven and probable copper reserves at December 31, 2011 were 9,720 million pounds. For 2011, reserves were calculated at a copper price assumption of $3.00 or A$3.15 per pound, increased from $2.50 or A$2.95 per pound, used in 2010.

Our proven and probable silver reserves at December 31, 2011 were 195 million ounces. For 2011, reserves were calculated at a silver price assumption of $22.00 or A$23.00 per ounce. Silver reserves are generally a by-product of gold and/or copper reserves, with significant enough levels to be estimated and included in calculations for mine planning and operations. While details of silver reserves were not provided in 2010, reserves disclosed in footnotes used price assumptions of $15.00 or A$17.50 per ounce in 2010.

Under our current mining plans, all of our reserves are located on fee property or mining claims or will be depleted during the terms of existing mining licenses or concessions, or where applicable, any assured renewal or extension periods for such licenses or concessions.

NEWMONT MINING CORPORATION

Proven and probable reserves are based on extensive drilling, sampling, mine modeling and metallurgical testing from which we determined economic feasibility. Metal price assumptions follow U.S. Securities and Exchange Commission guidance not to exceed a three year trailing average. The price sensitivity of reserves depends upon several factors including grade, metallurgical recovery, operating cost, waste-to-ore ratio and ore type. Metallurgical recovery rates vary depending on the metallurgical properties of each deposit and the production process used. The reserve tables below list the average metallurgical recovery rate for each deposit, which takes into account the relevant processing methods. The cut-off grade, or lowest grade of mineralized material considered economic to process, varies with material type, price, metallurgical recoveries, operating costs and co- or by-product credits.

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

We publish reserves annually, and will recalculate reserves at December 31, 2012, taking into account metal prices, changes, if any, in future production and capital costs, divestments and depletion as well as any acquisitions and additions during 2012.

NEWMONT MINING CORPORATION

The following tables detail gold proven and probable reserves reflecting only those reserves attributable to Newmont’s ownership or economic interest at December 31, 2011 and 2010:

		December 31, 2011(1)
		Proven Reserves			Probable Reserves			Proven and Probable Reserves
Deposits/Districts	Newmont Share	Tonnage(2)	Grade (oz/ton)	Ounces(3)	Tonnage(2)	Grade (oz/ton)	Ounces(3)	Tonnage(2)	Grade (oz/ton)	Ounces(3)	Metallurgical Recovery(3)
		(000)		(000)	(000)		(000)	(000)		(000)
North America
Carlin Open Pits, Nevada(4)	100%	92,600	0.058	5,410	239,100	0.030	7,210	331,700	0.038	12,620	77%
Carlin Underground, Nevada	100%	11,300	0.271	3,070	6,700	0.300	2,020	18,000	0.282	5,090	86%
Midas, Nevada	100%	300	0.315	80	500	0.177	80	800	0.226	160	95%
Phoenix, Nevada(5)	100%	24,900	0.018	460	422,200	0.016	6,790	447,100	0.016	7,250	72%
Twin Creeks, Nevada	100%	10,600	0.097	1,020	37,700	0.073	2,760	48,300	0.078	3,780	80%
Turquoise Ridge, Nevada(6)	25%	1,700	0.444	740	2,300	0.440	1,020	4,000	0.442	1,760	92%
Nevada In-Process(7)	100%	23,000	0.020	460	—		—	23,000	0.020	460	65%
Nevada Stockpiles(8)	100%	65,100	0.053	3,440	3,100	0.028	90	68,200	0.052	3,530	76%

Total Nevada(9)		229,500	0.064	14,680	711,600	0.028	19,970	941,100	0.037	34,650	78%
La Herradura, Mexico(10)	44%	51,000	0.021	1,090	60,400	0.020	1,240	111,400	0.021	2,330	62%

		280,500	0.056	15,770	772,000	0.027	21,210	1,052,500	0.035	36,980	77%

South America
Conga, Peru(11)	51.35%	—		—	303,400	0.021	6,460	303,400	0.021	6,460	75%
Yanacocha, Peru Open Pits(12)	51.35%	34,200	0.050	1,710	85,700	0.022	1,860	119,900	0.030	3,570	72%
Yanacocha, Peru In -Process(7)(12)	51.35%	13,100	0.025	330	2,100	0.027	60	15,200	0.025	390	78%

Total Yanacocha, Peru	51.35%	47,300	0.043	2,040	87,800	0.022	1,920	135,100	0.029	3,960	72%
La Zanja, Peru(13)	46.94%	7,300	0.016	120	14,100	0.015	210	21,400	0.016	330	66%

		54,600	0.040	2,160	405,300	0.021	8,590	459,900	0.023	10,750	73%

Asia Pacific
Batu Hijau Open Pit(14)	48.50%	127,600	0.017	2,110	196,100	0.005	1,040	323,700	0.010	3,150	75%
Batu Hijau Stockpiles(8)(14)	48.50%	—		—	156,900	0.003	490	156,900	0.003	490	70%

Total Batu Hijau, Indonesia	48.50%	127,600	0.017	2,110	353,000	0.004	1,530	480,600	0.008	3,640	75%
Boddington, Western Australia	100%	181,800	0.020	3,600	871,700	0.018	15,890	1,053,500	0.019	19,490	81%
Duketon, Western Australia(15)	16.85%	2,000	0.044	90	8,800	0.045	400	10,800	0.045	490	95%
Jundee, Western Australia(16)	100%	3,100	0.160	490	700	0.237	160	3,800	0.174	650	91%
Kalgoorlie Open Pit and Underground	50%	13,300	0.059	790	41,700	0.056	2,350	55,000	0.057	3,140	85%
Kalgoorlie Stockpiles(8)	50%	53,900	0.023	1,260	—		—	53,900	0.023	1,260	78%

Total Kalgoorlie, Western Australia(17)	50%	67,200	0.030	2,050	41,700	0.056	2,350	108,900	0.040	4,400	83%
Tanami, Northern Territories(18)	100%	6,200	0.156	960	10,500	0.149	1,560	16,700	0.152	2,520	94%
Waihi, New Zealand(19)	100%	—		—	3,200	0.112	360	3,200	0.112	360	89%

		387,900	0.024	9,300	1,289,600	0.017	22,250	1,677,500	0.019	31,550	82%

Africa
Ahafo Open Pits(20)	100%	—		—	194,700	0.055	10,790	194,700	0.055	10,790	87%
Ahafo Underground	100%	—		—	5,900	0.112	660	5,900	0.112	660	89%
Ahafo Stockpiles(8)	100%	21,000	0.030	630	—		—	21,000	0.030	630	86%

Total Ahafo, Ghana	100%	21,000	0.030	630	200,600	0.057	11,450	221,600	0.055	12,080	87%
Akyem, Ghana(21)	100%	—		—	144,500	0.051	7,390	144,500	0.051	7,390	88%

		21,000	0.030	630	345,100	0.055	18,840	366,100	0.053	19,470	87%

Total Gold		744,000	0.037	27,860	2,812,000	0.025	70,890	3,556,000	0.028	98,750	80%

NEWMONT MINING CORPORATION

		December 31, 2010(1)
		Proven Reserves			Probable Reserves			Proven and Probable Reserves
Deposits/Districts	Newmont Share	Tonnage(2)	Grade (oz/ton)	Ounces(3)	Tonnage(2)	Grade (oz/ton)	Ounces(3)	Tonnage(2)	Grade (oz/ton)	Ounces(3)	Metallurgical Recovery(3)
		(000)		(000)	(000)		(000)	(000)		(000)
North America
Carlin Open Pits, Nevada	100%	36,600	0.064	2,340	226,900	0.040	8,980	263,500	0.043	11,320	75%
Carlin Underground, Nevada	100%	5,800	0.272	1,570	8,800	0.330	2,910	14,600	0.307	4,480	88%
Midas, Nevada	100%	200	0.394	100	300	0.264	90	500	0.319	190	95%
Phoenix, Nevada	100%	—		—	329,800	0.018	6,090	329,800	0.018	6,090	73%
Twin Creeks, Nevada	100%	11,400	0.097	1,110	46,400	0.071	3,280	57,800	0.076	4,390	79%
Turquoise Ridge, Nevada(6)	25%	1,400	0.458	640	1,700	0.456	770	3,100	0.457	1,410	92%
Nevada In-Process(7)	100%	28,500	0.022	610	—		—	28,500	0.022	610	62%
Nevada Stockpiles(8)	100%	33,900	0.077	2,630	2,800	0.028	80	36,700	0.074	2,710	78%

Total Nevada		117,800	0.076	9,000	616,700	0.036	22,200	734,500	0.042	31,200	78%
La Herradura, Mexico	44%	44,600	0.023	1,010	61,100	0.021	1,280	105,700	0.022	2,290	66%

		162,400	0.062	10,010	677,800	0.035	23,480	840,200	0.040	33,490	77%

South America
Conga, Peru	51.35%	—		—	317,200	0.019	6,080	317,200	0.019	6,080	79%
Yanacocha, Peru Open Pits	51.35%	23,500	0.028	650	118,800	0.032	3,790	142,300	0.031	4,440	70%
Yanacocha, Peru In-Process(7)	51.35%	21,300	0.025	540	—		—	21,300	0.025	540	74%

Total Yanacocha, Peru	51.35%	44,800	0.027	1,190	118,800	0.032	3,790	163,600	0.030	4,980	71%
La Zanja, Peru	46.94%	10,100	0.018	180	10,500	0.016	160	20,600	0.017	340	66%

		54,900	0.025	1,370	446,500	0.022	10,030	501,400	0.023	11,400	75%

Asia Pacific
Batu Hijau Open Pit	48.50%	168,800	0.014	2,420	124,600	0.006	700	293,400	0.011	3,120	78%
Batu Hijau Stockpiles(8)	48.50%	—		—	170,700	0.004	610	170,700	0.004	610	69%

Total Batu Hijau, Indonesia	48.50%	168,800	0.014	2,420	295,300	0.004	1,310	464,100	0.008	3,730	76%
Boddington, Western Australia	100%	181,900	0.021	3,760	885,900	0.019	16,540	1,067,800	0.019	20,300	82%
Duketon, Western Australia	16.22%	1,800	0.056	100	4,500	0.055	250	6,300	0.055	350	94%
Jundee, Western Australia	100%	3,100	0.051	160	1,600	0.373	600	4,700	0.160	760	91%
Kalgoorlie Open Pit and Underground	50%	15,000	0.061	910	40,700	0.059	2,390	55,700	0.059	3,300	85%
Kalgoorlie Stockpiles(8)	50%	15,100	0.031	470	—		—	15,100	0.031	470	78%

Total Kalgoorlie, Western Australia	50%	30,100	0.046	1,380	40,700	0.059	2,390	70,800	0.053	3,770	84%
Tanami, Northern Territories	100%	6,400	0.151	970	7,900	0.134	1,070	14,300	0.142	2,040	95%
Waihi, New Zealand	100%	—		—	4,200	0.110	460	4,200	0.110	460	89%

		392,100	0.022	8,790	1,240,100	0.018	22,620	1,632,200	0.019	31,410	83%

Africa
Ahafo Open Pits	100%	—		—	148,300	0.064	9,540	148,300	0.064	9,540	87%
Ahafo Stockpiles(8)	100%	14,100	0.033	460	—		—	14,100	0.033	460	86%

Total Ahafo, Ghana	100%	14,100	0.033	460	148,300	0.064	9,540	162,400	0.062	10,000	87%
Akyem, Ghana	100%	—		—	137,900	0.052	7,200	137,900	0.052	7,200	88%

		14,100	0.033	460	286,200	0.059	16,740	300,300	0.057	17,200	88%

Total Gold		623,500	0.033	20,630	2,650,600	0.027	72,870	3,274,100	0.029	93,500	81%

(1)	The term “reserve” means that part of a mineral deposit that can be economically and legally extracted or produced at the time of the reserve determination.

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

NEWMONT MINING CORPORATION

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

Proven and probable reserves include gold, copper or silver attributable to Newmont’s ownership or economic interest.

Proven and probable reserves were calculated using different cut-off grades. The term “cut-off grade” means the lowest grade of mineralized material considered economic to process. Cut-off grades vary between deposits depending upon prevailing economic conditions, mineability of the deposit, by-products, amenability of the ore to gold, copper or silver extraction and type of milling or leaching facilities available.

2011 reserves were calculated at a gold price of $1,200, A$1,250 or NZ$1,600 per ounce unless otherwise noted.

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

(4)	Includes reserves currently being developed at the Emigrant deposit of 1.6 million ounces of gold.

(5)	Gold cut-off grade varies with level of copper and silver credits.

(6)	Reserve estimates provided by Barrick, the operator of the Turquoise Ridge joint venture.

(7)

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

(9)

Cut-off grades utilized in Nevada 2011 gold reserves were as follows: oxide leach material not less than 0.006 ounce per ton; oxide mill material not less than 0.026 ounce per ton; flotation material not less than 0.016 ounce per ton; and refractory mill material not less than 0.032 ounce per ton.

(10)	Cut-off grade utilized in 2011 reserves not less than 0.009 ounce per ton.

(11)	Project is currently under development. Gold cut-off grade varies with level of copper and silver credits.

(12)

Reserves include the currently undeveloped deposit at La Quinua Sur, which contains attributable reserves of 0.9 million ounces. Cut-off grades utilized in 2011 reserves were as follows: oxide leach material not less than 0.004 ounce per ton; and oxide mill material not less than 0.013 ounce per ton.

NEWMONT MINING CORPORATION

(13)	Reserve estimates provided by Buenaventura, the operator of the La Zanja project. Cut-off grade utilized in 2011 reserves not less than 0.004 ounce per ton.

(14)	Percentage reflects Newmont’s economic interest since December 31, 2010.

(15)

Reserve estimates provided by Regis Resources Ltd., in which Newmont holds a 16.85% interest, up from a 16.22% interest in 2010. Gold cut-off grades utilized in 2011 reserves not less than 0.015 ounce per ton.

(16)	Cut-off grade utilized in 2011 reserves not less than 0.020 ounce per ton.

(17)	Cut-off grade utilized in 2011 reserves not less than 0.015 ounce per ton.

(18)	Cut-off grade utilized in 2011 reserves not less than 0.045 ounce per ton.

(19)	Cut-off grade utilized in 2011 reserves not less than 0.015 ounce per ton.

(20)	Includes undeveloped reserves at seven pits in the Ahafo trend totaling 3.2 million ounces. Cut-off grade utilized in 2011 reserves not less than 0.019 ounce per ton.

(21)	Project is currently under development. Cut-off grade utilized in 2011 reserves not less than 0.018 ounce per ton.

The following tables detail copper proven and probable reserves reflecting only those reserves attributable to Newmont’s ownership or economic interest at December 31, 2011 and 2010:

	December 31, 2011(1)
		Proven Reserves			Probable Reserves			Proven and Probable Reserves
Deposits/Districts	Newmont Share	Tonnage(2)	Grade (Cu %)	Pounds(3)	Tonnage(2)	Grade (Cu %)	Pounds(3)	Tonnage(2)	Grade (Cu %)	Pounds(3)	Metallurgical Recovery(3)

		(000)		(millions)	(000)		(millions)	(000)		(millions)
North America
Phoenix Mill, Nevada(4)	100%	24,900	0.15%	70	425,400	0.14%	1,230	450,300	0.15%	1,300	61%
Phoenix Copper Leach, Nevada(5)	100%	9,900	0.24%	50	160,300	0.22%	690	170,200	0.22%	740	55%

		34,800	0.17%	120	585,700	0.16%	1,920	620,500	0.16%	2,040	58%

South America
Conga, Peru(6)	51.35%	—		—	303,400	0.28%	1,690	303,400	0.28%	1,690	85%

		—		—	303,400	0.28%	1,690	303,400	0.28%	1,690	85%

Asia Pacific
Batu Hijau Open Pit(7)	48.50%	127,600	0.51%	1,300	196,100	0.35%	1,370	323,700	0.41%	2,670	76%
Batu Hijau Stockpiles(7)(8)	48.50%	—		—	156,900	0.34%	1,060	156,900	0.34%	1,060	66%

Total Batu Hijau, Indonesia	48.50%	127,600	0.51%	1,300	353,000	0.34%	2,430	480,600	0.39%	3,730	73%
Boddington, Western Australia(9)	100%	181,800	0.10%	350	871,700	0.11%	1,910	1,053,500	0.11%	2,260	83%

		309,400	0.27%	1,650	1,224,700	0.18%	4,340	1,534,100	0.20%	5,990	77%

Total Copper		344,200	0.26%	1,770	2,113,800	0.19%	7,950	2,458,000	0.20%	9,720	74%

NEWMONT MINING CORPORATION

	December 31, 2010(1)
		Proven Reserves			Probable Reserves			Proven and Probable Reserves
Deposits/Districts	Newmont Share	Tonnage(2)	Grade (Cu %)	Pounds(3)	Tonnage(2)	Grade (Cu %)	Pounds(3)	Tonnage(2)	Grade (Cu %)	Pounds(3)	Metallurgical Recovery(3)

		(000)		(millions)	(000)		(millions)	(000)		(millions)
North America
Phoenix Mill, Nevada	100%	—		—	332,600	0.15%	1,030	332,600	0.15%	1,030	61%
Phoenix Copper Leach, Nevada	100%	—		—	132,900	0.23%	610	132,900	0.23%	610	53%

		—		—	465,500	0.18%	1,640	465,500	0.18%	1,640	58%

South America
Conga, Peru	51.35%	—		—	317,200	0.26%	1,660	317,200	0.26%	1,660	85%

		—		—	317,200	0.26%	1,660	317,200	0.26%	1,660	85%

Asia Pacific
Batu Hijau Open Pit	48.50%	168,800	0.50%	1,700	124,600	0.34%	860	293,400	0.44%	2,560	80%
Batu Hijau Stockpiles(8)	48.50%	—		—	170,700	0.35%	1,200	170,700	0.35%	1,200	66%

Total Batu Hijau, Indonesia	48.50%	168,800	0.50%	1,700	295,300	0.35%	2,060	464,100	0.40%	3,760	76%
Boddington, Western Australia	100%	181,900	0.10%	380	885,900	0.11%	1,980	1,067,800	0.11%	2,360	84%

		350,700	0.30%	2,080	1,181,200	0.17%	4,040	1,531,900	0.20%	6,120	79%

Total Copper		350,700	0.30%	2,080	1,963,900	0.19%	7,340	2,314,600	0.20%	9,420	76%

(1)

See footnote (1) to the Gold Proven and Probable Reserves tables above. Copper reserves for 2011 were calculated at a copper price of $3.00 or A$3.15 per pound. 2010 copper reserves were calculated at a copper price of $2.50 or A$2.95 per pound.

(2)	See footnote (2) to the Gold Proven and Probable Reserves tables above. Tonnages are rounded to nearest 100,000.

(3)	See footnote (3) to the Gold Proven and Probable Reserves tables above. Pounds are rounded to the nearest 10 million.

(4)	Copper cut-off grade varies with level of gold and silver credits.

(5)	Copper cut-off grade varies with level of leach solubility. Leach pad and associated facilities under construction.

(6)	Project is currently under development. Copper cut-off grade varies with level of gold and silver credits.

(7)	Percentage reflects Newmont’s economic interest since December 31, 2010. Copper cut-off grade varies with level of gold and silver credits.

(8)

Stockpiles are comprised primarily of material that has been set aside to allow processing of higher grade material in the mills. Stockpiles increase or decrease depending on current mine plans. Stockpiles are reported separately where tonnage or contained metal is greater than 5% of the total site reported reserves.

(9)	Copper cut-off grade varies with level of gold credits.

NEWMONT MINING CORPORATION

The following table details silver proven and probable reserves reflecting only those reserves attributable to Newmont’s ownership or economic interest at December 31, 2011:

	December 31, 2011(1)
		Proven Reserves			Probable Reserves			Proven and Probable Reserves
Deposits/Districts	Newmont Share	Tonnage(2)	Grade (oz/ton)	Ounces(3)	Tonnage(2)	Grade (oz/ton)	Ounces(3)	Tonnage(2)	Grade (oz/ton)	Ounces(3)	Metallurgical Recovery(3)
		(000)		(000)	(000)		(000)	(000)		(000)
North America
Midas, Nevada(4)	100%	300	4.624	1,200	500	8.629	4,050	800	7.201	5,250	88%
Phoenix, Nevada(5)	100%	24,900	0.250	6,250	425,400	0.244	103,730	450,300	0.244	109,980	36%

		25,200	0.296	7,450	425,900	0.253	107,780	451,100	0.255	115,230	38%

South America
Conga, Peru	51.35%	—		—	303,400	0.064	19,400	303,400	0.064	19,400	70%
Yanacocha Open Pits	51.35%	18,500	0.081	1,490	71,100	0.137	9,750	89,600	0.125	11,240	25%
Yanacocha Stockpiles(6)	51.35%	1,300	0.363	460	4,800	1.466	6,970	6,100	1.235	7,430	36%
Yanacocha In-Process(7)	51.35%	—		—	59,500	0.485	28,840	59,500	0.485	28,840	12%

Total Yanacocha, Peru(8)	51.35%	19,800	0.099	1,950	135,400	0.337	45,560	155,200	0.306	47,510	19%

		19,800	0.099	1,950	438,800	0.148	64,960	458,600	0.146	66,910	34%

Asia Pacific
Batu Hijau Open Pit(9)	48.50%	127,600	0.047	5,940	196,100	0.023	4,470	323,700	0.032	10,410	78%
Batu Hijau Stockpiles(6)(9)	48.50%	—		—	156,900	0.015	2,430	156,900	0.015	2,430	72%

Total Batu Hijau, Indonesia	48.50%	127,600	0.047	5,940	353,000	0.020	6,900	480,600	0.027	12,840	76%

		127,600	0.047	5,940	353,000	0.020	6,900	480,600	0.027	12,840	76%

Total Silver		172,600	0.089	15,340	1,217,700	0.148	179,640	1,390,300	0.140	194,980	39%

(1)

See footnote (1) to the Gold Proven and Probable Reserves tables above. Silver reserves for 2011 were calculated at a silver price of $22.00 or A$23.00 per ounce. Silver reserves for 2010 were calculated at a silver price of $15.00 or A$17.50 per ounce.

(2)	See footnote (2) to the Gold Proven and Probable Reserves tables above. Tonnages are rounded to nearest 100,000 unless they are less than 50,000.

(3)	See footnote (3) to the Gold Proven and Probable Reserves tables above.

(4)	2010 contained reserves of 2.8 million ounces with a metallurgical recovery of 88%.
(5)	2010 contained reserves of 86.3 million ounces with a metallurgical recovery of 36%

(6)

Stockpiles are comprised primarily of material that has been set aside to allow processing of higher grade material in the mills. Stockpiles increase or decrease depending on current mine plans. Stockpile reserves are reported separately where tonnage or ounces are greater than 5% of the total site-reported reserves and ounces are greater than 100,000.

(7)

In-process material is the material on leach pads at the end of the year from which silver remains to be recovered. In-process material reserves are reported separately where tonnage or ounces are greater than 5% of the total site-reported reserves and ounces are greater than 100,000.

(8)	2010 contained attributable reserves of 16.5 million ounces with a metallurgical recovery of 21%.

(9)	Percentage reflects Newmont’s economic interest since December 31, 2010. 2010 contained attributable reserves of 12.9 million ounces with a metallurgical recovery of 78%.

NEWMONT MINING CORPORATION

The following table reconciles year-end 2011 and 2010 gold and copper proven and probable reserves:

	Gold Ounces	Copper Pounds
	(in millions)	(in millions)
December 31, 2010	93.5	9,420
Depletion(1)	(6.3)	(330)
Revisions and additions, net(2)	11.6	630

December 31, 2011	98.8	9,720

(1)	Reserves mined and processed in 2011.

(2)	Revisions and additions are due to reserve conversions, optimizations, model updates, metal price changes and updated operating costs and recoveries.

ITEM 3. LEGAL	PROCEEDINGS

For a discussion of legal proceedings, see Note 31 to the Consolidated Financial Statements.

ITEM 4A. EXECUTIVE	OFFICERS OF THE REGISTRANT

Newmont’s executive officers at February 15, 2012 were:

Name	Age	Office
Richard T. O’Brien	57	President and Chief Executive Officer
Russell Ball	43	Executive Vice President and Chief Financial Officer
Gary J. Goldberg	53	Executive Vice President and Chief Operating Officer
Randy Engel	45	Executive Vice President, Strategic Development
Brian A. Hill	52	Executive Vice President, Sustainability and External Affairs
Guy Lansdown	51	Executive Vice President, Discovery and Development
William N. MacGowan	54	Executive Vice President, Human Resources and Communications
Jeffrey R. Huspeni	56	Senior Vice President, Asia Pacific Operations
Thomas Kerr	51	Senior Vice President, North American Operations
Carlos Santa Cruz	56	Senior Vice President, South American Operations
David Schummer	40	Senior Vice President, African Operations
Stephen P. Gottesfeld	44	Vice President, General Counsel and Corporate Secretary
David Gutierrez	57	Vice President, Planning and Tax
David Ottewell	51	Vice President and Controller
Thomas P. Mahoney	56	Vice President and Treasurer

There are no family relationships by blood, marriage or adoption among any of the above executive officers or members of the Board of Directors of Newmont. Each executive officer is elected annually by the Board of Directors of Newmont to serve for one year or until his respective successor is

NEWMONT MINING CORPORATION

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

Mr. Goldberg was elected Executive Vice President and Chief Operating Officer in December 2011, when he joined Newmont. Mr. Goldberg previously served as President and Chief Executive Officer, Rio Tinto Minerals since 2006 and President and Chief Executive Officer, Rio Tinto Borax from 2004 to 2006.

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

Mr. Hill was elected Executive Vice President, Sustainability and External Affairs, in December 2011 having served as Executive Vice President, Operations since October 2008. Mr. Hill served as Vice President, Asia Pacific Operations, in 2008. Mr. Hill previously served as Managing Director and Chief Executive Officer of Norilsk Nickel Australia Pty Ltd in 2007; Managing Director and Chief Executive Officer of Equatorial Mining Ltd from 2004 to 2006; and Managing Director of Falconbridge (Australia) Pty Ltd from 2000 to 2004.

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

Mr. MacGowan was elected Executive Vice President, Human Resources and Communications, in February 2010, when he joined Newmont. Mr. MacGowan previously served as Executive Vice President and Chief Human Resources Officer, People and Places from 2006 to 2010; Senior Vice President, Human Resources, 2004 to 2006; Vice President, Human Resources, Global Centers of Expertise, 2002 to 2004; Vice President, Human Resources, Engineering and Operations, 2001 to 2002; Vice President, Human Resources, Enterprise Services, 1999 to 2001 and; Director, Human Resources, Enterprise Services, 1998 to 1999 for Sun Microsystems.

Mr. Huspeni was elected Senior Vice President, Asia Pacific Operations, in April 2011, having served as Senior Vice President, African Operations, since October 2008. Mr. Huspeni previously served as Vice President, African Operations in 2008, Vice President, Exploration Business Development from 2005 to 2008 and Vice President, Mineral District Exploration, from 2002 to 2005.

Mr. Schummer was elected Senior Vice President, African Operations in April 2011, having previously served as Group Executive Operations, North America and Group Executive Business Excellence since 2010, General Manager Operations Yanacocha, Peru from 2007 to 2010, Mine Manager and Mine Superintendent at Yanacocha, Peru from 2003 to 2006. Previously, he served as Mine Superintendent and General Foreman in Sumbawa, Indonesia for the Batu Hijau Project from 1999 to 2003.

Mr. Kerr was elected Senior Vice President, North American Operations, in December 2009, having served as Vice President, Newmont USA Limited, North American Operations since November

NEWMONT MINING CORPORATION

2008. Mr. Kerr previously served as Phoenix Project Manager, Senior Manager-Surface Operations and General Manager-Twin Creeks Operation from 2004 to 2008, Midas Site Manager from 2003 to 2004 and Project Manager of Newmont’s Corporate Development Transformation Project from 2002 to 2003.

Mr. Gottesfeld was elected Vice President and General Counsel in January 2010 and Corporate Secretary in July 2011 after serving as Vice President, Communications and Public Affairs since 2006. Mr. Gottesfeld was Newmont’s Associate General Counsel from 2004 to 2006, responsible for Newmont’s Latin American, African and Central Asian legal affairs. From 2002 to 2004, Mr. Gottesfeld was Newmont’s Associate General Counsel and General Manager of Newmont Peru S.R.L., working in Lima, Peru. Prior to joining Newmont in 1997 as senior counsel, Mr. Gottesfeld was an associate at the law firm of Holland & Hart LLP.

Mr. Gutierrez was elected Vice President, Planning and Tax in November 2009, having served as Vice President, Accounting and Tax from 2007 to 2009 and Vice President, Tax from 2005 to 2007. Prior to joining Newmont he was a partner with KPMG LLP from 2002 to 2005, serving as the Denver office Tax Managing Partner from 2003 to 2005.

Mr. Ottewell was elected Vice President and Controller in July 2011, having served as Assistant Controller since 2007 and as Senior Director of Financial Reporting from 2005 to 2007. Prior to joining the Company, Mr. Ottewell provided consulting services to the Company and other clients in 2004 and held the position of Controller and Principal Accounting Officer at Echo Bay Mines Limited from 1999 to 2003.

Mr. Mahoney was elected Vice President and Treasurer of Newmont in 2002. He served as Treasurer of Newmont from 2001 to 2002. Previously, he served as Assistant Treasurer from 1997 to 2001. Mr. Mahoney joined Newmont as Assistant Treasurer, International in 1994.

ITEM 4B. MINE	SAFETY DISCLOSURES

At Newmont, safety is a core value and we strive for superior performance. Our health and safety management system, which includes detailed standards and procedures for safe production, addresses topics such as employee training, risk management, workplace inspection, emergency response, accident investigation and program auditing. In addition to strong leadership and involvement from all levels of the organization, these programs and procedures form the cornerstone of safety at Newmont, ensuring that employees are provided a safe and healthy environment and are intended to reduce workplace accidents, incidents and losses, comply with all mining-related regulations and provide support for both regulators and the industry to improve mine safety.

In addition, we have established our “Rapid Response” process to mitigate and prevent the escalation of adverse consequences if existing risk management controls fail, particularly if an incident may have the potential to seriously impact the safety of employees, the community or the environment. This process provides appropriate support to an affected site to complement their technical response to an incident, so as to reduce the impact by considering the environmental, strategic, legal, financial and public image aspects of the incident, to ensure communications are being carried out in accordance with legal and ethical requirements and to identify actions in addition to those addressing the immediate hazards.

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

Newmont is required to report certain mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K, and that required information is included in Exhibit 95 and is incorporated by reference into this Annual Report.

NEWMONT MINING CORPORATION

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

Newmont Mining Corporation of Canada Limited’s exchangeable shares are listed on the Toronto Stock Exchange under the symbol “NMC”. On December 15, 2011, as a result of a plan of arrangement, holders of exchangeable shares received, at their election, for each existing exchangeable share, one new exchangeable share of Newmont Mining Corporation of Canada Limited or one share of Newmont common stock. In connection with the plan of arrangement, 1.6 million shares were converted from exchangeable shares to Newmont common stock. For a description of the arrangement, please see our Form 8-K filed with the SEC on December 19, 2012.

On February 15, 2012, there were 4,914,758 exchangeable shares outstanding, which were held by 14 holders of record. The exchangeable shares are exchangeable at the option of the holders into Newmont common stock. Holders of Exchangeable Shares are therefore entitled to receive dividends equivalent to those that Newmont declares on its common stock.

The following table sets forth, for the periods indicated, the closing high and low sales prices per share of Newmont’s common stock as reported on the New York Stock Exchange Composite Tape:

	2011		2010
	High	Low	High	Low
First quarter	$61.09	$50.39	$51.94	$42.86
Second quarter	$59.23	$51.59	$61.74	$51.53
Third quarter	$69.90	$53.74	$64.94	$55.40
Fourth quarter	$72.13	$59.42	$64.72	$58.09

On February 15, 2012, there were 490,150,298 shares of Newmont’s common stock outstanding, which were held by approximately 12,184 stockholders of record. Dividends of $0.15, $0.20, $0.30 and $0.35 per share of common stock outstanding were declared in the first, second, third and fourth quarters, respectively, of 2011, for a total of $1.00 per share during 2011. A dividend of $0.10 per share of common stock outstanding was declared in the first and second quarters of 2010, while a dividend of $0.15 per share of common stock outstanding was declared in the third and fourth quarters of 2010, for a total of $0.50 per share during 2010.

In April 2011, the Company introduced the first gold price-linked dividend policy, followed by the announcement of an enhanced gold price-linked dividend policy in September 2011, under which the Company’s annual dividend has the potential to increase to $4.70 per share if the Company’s average realized gold price exceeds $2,500 per ounce. Under the policy, unless otherwise determined by the

NEWMONT MINING CORPORATION

Board of Directors (the “Board”), the dividend will be calculated based upon the average gold price realized by the Company during the preceding quarter in the manner highlighted in the table below:

Average Realized Gold Price	Quarterly Dividend	Annualized Dividend
$1,100 - $1,199	$0.100	$0.40
$1,200 - $1,299	$0.150	$0.60
$1,300 - $1,399	$0.200	$0.80
$1,400 - $1,499	$0.250	$1.00
$1,500 - $1,599	$0.300	$1.20
$1,600 - $1,699	$0.350	$1.40
$1,700 - $1,799	$0.425	$1.70
$1,800 - $1,899	$0.500	$2.00
$1,900 - $1,999	$0.575	$2.30
$2,000 - $2,099	$0.675	$2.70
$2,100 - $2,199	$0.775	$3.10
$2,200 - $2,299	$0.875	$3.50
$2,300 - $2,399	$0.975	$3.90
$2,400 - $2,499	$1.075	$4.30
$2,500 - $2,599	$1.175	$4.70

This dividend policy is intended as a non-binding guideline which will be periodically reviewed and reassessed by the Board. The declaration and payment of future dividends remains at the discretion of the Board and will depend on the Company’s financial results, cash requirements, future prospects and other factors deemed relevant by the Board.

During the period from October 1, 2011 to December 31, 2011, 2,264 shares of Newmont’s equity securities registered pursuant to Section 12 of the Exchange Act of 1934, as amended, were purchased by the Company, or an affiliated purchaser.

	(a)		(b)	(c)	(d)
Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that may yet be Purchased under the Plans or Programs
October 1, 2011 through October 31, 2011	—		—	—	N/A
November 1, 2011 through November 30, 2011	—		—	—	N/A
December 1, 2011 through December 31, 2011	2,264	(1)	$66	—	N/A

(1)	These shares were acquired in connection with a stock swap transaction related to the exercise of stock options.

NEWMONT MINING CORPORATION

ITEM 6.	SELECTED FINANCIAL DATA (dollars in millions, except per share)

	Years Ended December 31,
	2011	2010	2009	2008	2007
Sales	$10,358	$9,540	$7,705	$6,124	$5,465
Income (loss) from continuing operations	$1,108	$3,144	$2,109	$1,147	$(580)
Net income (loss)	$972	$3,116	$2,093	$1,160	$(1,485)
Net income (loss) attributable to Newmont stockholders (1)	$366	$2,277	$1,297	$831	$(1,895)
Income (loss) per common share:
Basic:
Continuing operations	$1.02	$4.69	$2.68	$1.80	$(2.18)
Discontinued operations	(0.28)	(0.06)	(0.02)	0.03	(2.01)

	$0.74	$4.63	$2.66	$1.83	$(4.19)

Diluted:
Continuing operations	$1.00	$4.61	$2.68	$1.80	$(2.18)
Discontinued operations	(0.27)	(0.06)	(0.02)	0.03	(2.01)

	$0.73	$4.55	$2.66	$1.83	$(4.19)

Dividends declared per common share	$1.00	$0.50	$0.40	$0.40	$0.40

	At December 31,
	2011	2010	2009	2008	2007
Total assets	$27,474	$25,663	$22,299	$15,727	$15,474
Debt, including current portion	$4,313	$4,441	$4,809	$3,237	$2,597
Newmont stockholders’ equity	$12,896	$13,345	$10,703	$7,291	$7,759

(1)

Net income (loss) attributable to Newmont stockholders includes income (loss) from discontinued operations of $(136), $(28), $(11), $15 and $(907) net of tax in 2011, 2010, 2009, 2008 and 2007, respectively.

NEWMONT MINING CORPORATION

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS (dollars in millions, except per share, per ounce and per pound amounts)

The following discussion provides information that management believes is relevant to an assessment and understanding of the consolidated financial condition and results of operations of Newmont Mining Corporation and its subsidiaries (collectively, “Newmont,” the “Company,” “our” and “we”). We use certain non-GAAP financial performance measures in our MD&A. For a detailed description of each of the non-GAAP measures used in this MD&A, please see the discussion under “Non-GAAP Financial Performance Measures” beginning on page 83. References to “A$” refer to Australian currency, “C$” to Canadian currency, “NZ$” to New Zealand currency, “IDR” to Indonesian currency and “$” to United States currency.

This discussion addresses matters we consider important for an understanding of our consolidated financial condition and results of operations at and for the three years ended December 31, 2011, as well as forward looking information. It consists of the following subsections:

•	“Overview,” which provides a brief summary of our consolidated results and financial position and the primary factors affecting those results, as well as a summary of our expectations for 2012;

•

“Accounting Developments,” which provides a discussion of recent changes to our accounting policies that have affected, or recently issued pronouncements that could have a material impact on, our consolidated results and financial position;

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

Overview

Newmont is one of the world’s largest gold producers and is the only gold company included in the S&P 500 Index and the Fortune 500, and has been included in the Dow Jones Sustainability Index-World for five consecutive years. We are also engaged in the exploration for and acquisition of gold and gold/copper properties. We have significant operations and/or assets in the United States, Australia, Peru, Indonesia, Ghana, Mexico and New Zealand.

NEWMONT MINING CORPORATION

Our vision is to be the most valued and respected mining company through industry leading performance. In 2011, we successfully executed on the key benchmarks that we set out at the beginning of the year.

Delivering strong operating performance.

•	Record Cash flow from continuing operations of $3,591, an increase of 13% over 2010;

•

Gold operating margin (see “Non-GAAP Financial Measures” on page 83) of $971 per ounce in 2011, an increase of 32% over 2010 compared to an increase of 28% in the average realized gold price for the same period;

•	Record Sales of $10,358, an increase of 9% over 2010;

•	Consolidated gold production of approximately 5.9 million ounces (5.2 million ounces attributable to Newmont) at Costs applicable to sales of $591 per ounce;

•	Consolidated copper production of approximately 352 million pounds (206 million pounds attributable to Newmont) at Costs applicable to sales of $1.26 per pound;

•	Net income attributable to Newmont stockholders of $0.74 per share, Adjusted net income (see “Non-GAAP Financial Measures” on page 83) of $4.39 per share; and

•	Net increase of 5.3 million ounces of gold reserves, after depletion, to a record 98.8 million ounces at December 31, 2011.

Advancing our project pipeline.

Our current plans reflect the intended development of assets within our global development portfolio to increase annual attributable gold production to approximately 7 million ounces by 2017. This production target represents a potential increase of approximately 35% in anticipated 2017 annual production from the Company’s 2011 attributable gold production of 5.2 million ounces. We also manage our wider project portfolio to maintain flexibility to address the development risks associated with our projects, including permitting, local community and government support, engineering and procurement availability, technical issues, escalating costs and other associated risks that could adversely impact the timing and costs of certain opportunities.

Our development opportunities that have advanced to full funding approval during 2011, and comprise a significant part of the Company’s growth strategy, include Akyem in Ghana, Conga in Peru and the Tanami Shaft in Australia, as described further below.

Akyem, Ghana.    Since full funding approval by the Board of Directors (the “Board”) in March 2011, the project has continued to advance with award of the main civil and mechanical construction contracts, commencement of bulk earthworks, major civil work and underground utilities. First structural concrete was placed in August 2011 and the establishment of the first set of households at the resettlement villages took place in October 2011. First production is expected in late 2013 to early 2014 with approximately three to six months expected for ramp-up to commercial production. Gold production is expected to be approximately 350,000 to 450,000 ounces per year at Costs applicable to sales of $450 to $550 per ounce for the first five years of the mine’s operating life of approximately 16 years (based on current gold reserves). Capital costs are estimated at $850 to $1,100, of which approximately $450 have been incurred at December 31, 2011. At December 31, 2011, we reported 7.4 million ounces of gold reserves at Akyem.

Conga, Peru.    Following the full funding approval by the Board in July 2011, the project progressed infrastructure works, earthworks construction, drilling, detailed engineering and procurement of equipment and materials. Construction activities on the Conga project were suspended on November 30, 2011, at the request of Peru’s central government following increasing protests in Cajamarca by anti-mining activists led by the regional president. At the request of the Peruvian central

NEWMONT MINING CORPORATION

government, the environmental impact assessment prepared in connection with the project, which was previously approved by the central government in October 2010, will be reviewed by independent experts in an effort to resolve allegations around the environmental viability of Conga. Construction will remain suspended for the duration of the review; however, progress continues on engineering and procurement work. Should we be unable to continue with the current development plan at Conga, we may reprioritize and reallocate capital to development alternatives in Nevada, Australia, Ghana and Indonesia. If the project proceeds, gold production is expected to be approximately 300,000 to 350,000 attributable ounces per year during the first five years of production at average Costs applicable to sales of $400 to $450 per ounce. Copper production is expected to be approximately 80 to 120 million pounds per year during the first five years of production at average Costs applicable to sales of $1.25 to $1.75 per pound. The project has an anticipated mine life of approximately 19 years, with additional district exploration potential. Capital costs are estimated at $4,000 to $4,800 ($2,000 to $2,400 attributable to Newmont) of which approximately $1,000 have been incurred at December 31, 2011. At December 31, 2011 we reported 6.5 million attributable ounces of gold reserves and 1,690 million attributable pounds of copper reserves at Conga. See Risk Factor – “Our operations at Yanacocha and the development of our Conga Project in Peru are subject to political and social unrest risks, which have resulted most recently in the suspension of construction activities in our Conga project” for a description of political risks related to the project’s development.

Tanami Shaft, Australia.    Following the full funding approval by the Board in July 2011, development efforts have progressed. The project will support underground expansion at the Callie and Auron ore bodies, reduce cut-off grade, enhance productivity and facilitate possible additional mine expansion. The project is expected to add gold production of approximately 60,000 to 90,000 ounces per year during the first five years of production while lowering Costs applicable to sales for the first five years by approximately $100 per ounce. First production is expected in 2015. Capital costs are expected to be approximately $400 to $450, of which approximately $30 have been incurred at December 31, 2011.

In addition to these projects receiving full funding decisions in 2011, as described above, we advanced approximately 20 earlier stage development assets through our project pipeline in our four operating regions. The exploration, construction and operation of these earlier stage development assets will require significant funding when they go into execution. Two of these projects are described further below:

Merian, Suriname.    Feasibility study work for the Merian project began in the third quarter of 2011 and is expected to be completed in the fourth quarter of 2012. The Company has also recently commenced negotiations for a mineral agreement with the government of Suriname. The development of the Merian project allows Newmont to pursue a new district with upside potential and the opportunity to grow and extend the operating life of the South American region. First production is targeted for 2015 with initial estimated attributable gold production of approximately 300,000 ounces per year.

Long Canyon, Nevada.    Since completing the acquisition of Fronteer Gold Inc. (“Fronteer”) in April 2011, the project entered into the pre-feasibility stage as we further develop our understanding of what we expect could be another Carlin-type trend at Long Canyon. We have received an expanded exploration area permit allowing access to project targets. We continue to make progress on the drilling program. A total of 72 kilometers of drilling was completed in 2011 and we anticipate an additional 65 kilometers to be drilled in 2012. Our intention is to bring the project into production in 2017 with initial estimated gold production of approximately 200,000 to 300,000 ounces per year.

Hope Bay, Canada.    On January 31, 2012, we announced that our Hope Bay project was placed on care and maintenance following our evaluation of development options and economic feasibility for the project compared with other project and development opportunities within our wider project pipeline. The Hope Bay project is not included as part of our 2017 strategic growth plan or capital

NEWMONT MINING CORPORATION

expenditure outlook for 2012. At December 31, 2011, we recorded an impairment of $2,097 related to Hope Bay.

Gold Price-Linked Dividend

In April 2011, the Company introduced the first gold price-linked dividend policy, followed by the announcement of an enhanced gold price-linked dividend policy in September 2011, under which the Company’s annual dividend has the potential to increase to $4.70 per share if the Company’s average realized gold price exceeds $2,500 per ounce. Under the policy, unless otherwise determined by the Board, the dividend will be calculated based upon our average realized gold price during the preceding quarter in the manner highlighted in the table below:

Average Realized Gold Price	Quarterly Dividend	Annualized Dividend
$1,100 - $1,199	$0.100	$0.40
$1,200 - $1,299	$0.150	$0.60
$1,300 - $1,399	$0.200	$0.80
$1,400 - $1,499	$0.250	$1.00
$1,500 - $1,599	$0.300	$1.20
$1,600 - $1,699	$0.350	$1.40
$1,700 - $1,799	$0.425	$1.70
$1,800 - $1,899	$0.500	$2.00
$1,900 - $1,999	$0.575	$2.30
$2,000 - $2,099	$0.675	$2.70
$2,100 - $2,199	$0.775	$3.10
$2,200 - $2,299	$0.875	$3.50
$2,300 - $2,399	$0.975	$3.90
$2,400 - $2,499	$1.075	$4.30
$2,500 - $2,599	$1.175	$4.70

The fourth quarter 2011 dividend under this policy of $0.35 per share (based on our third quarter 2011 average realized gold price of $1,695 per ounce) represents an increase of 17% over the $0.30 dividend paid in the third quarter of 2011, and an increase of 133% over the fourth quarter 2010 dividend. This dividend policy is intended as a non-binding guideline which will be periodically reviewed and reassessed by the Board. The declaration and payment of future dividends remains at the discretion of the Board and will depend on the Company’s financial results, cash requirements, future prospects and other factors deemed relevant by the Board.

NEWMONT MINING CORPORATION

Summary of Consolidated Financial and Operating Performance

	Years Ended December 31,
	2011	2010	2009
Sales	$10,358	$9,540	$7,705
Income from continuing operations	$1,108	$3,144	$2,109
Net income	$972	$3,116	$2,093
Net income attributable to Newmont stockholders	$366	$2,277	$1,297
Per common share, basic
Income from continuing operations	$1.02	$4.69	$2.68
Net income	$0.74	$4.63	$2.66
Adjusted net income(1)	$2,170	$1,893	$1,359
Adjusted net income per share(1)	$4.39	$3.85	$2.79
Gold ounces produced (thousands)
Consolidated	5,897	6,451	6,521
Attributable to Newmont(2)	5,185	5,392	5,237
Copper pounds produced (millions)
Consolidated	352	600	504
Attributable to Newmont	206	327	227
Gold ounces sold (thousands)
Consolidated	5,820	6,296	6,534
Attributable to Newmont	5,104	5,274	5,217
Copper pounds sold (millions)
Consolidated	356	539	507
Attributable to Newmont	203	292	226
Average price realized, net
Gold (per ounce)	$1,562	$1,222	$977
Copper (per pound)	$3.54	$3.43	$2.60
Costs applicable to sales(3)
Gold (per ounce)	$591	$485	$411
Copper (per pound)	$1.26	$0.80	$0.64
Operating margin(1)
Gold (per ounce)	$971	$737	$566
Copper (per pound)	$2.28	$2.63	$1.96

(1) See	“Non-GAAP Financial Measures” on page 83.

(2) Includes

64 and 21 thousand ounces in 2011 and 2010, respectively, from our non-consolidated interest in La Zanja and 17 and 5 thousand ounces in 2011 and 2010, respectively, from our non-consolidated interest in Duketon and 32 thousand ounces from discontinued operations at Kori Kollo, Bolivia in 2009.

(3) Excludes	Amortization and Reclamation and remediation.

Consolidated Financial Performance

Sales increased 9% in 2011 compared to 2010 due to higher average realized gold and copper prices, partially offset by fewer consolidated gold ounces and copper pounds sold. The average realized gold price increased 28% to $1,562 per ounce in 2011 from $1,222 per ounce in 2010. The average realized copper price, including $92 unfavorable mark to market adjustments on provisionally priced copper sales, increased 3% to $3.54 per pound in 2011 compared to $3.43 per pound in 2010. Gold ounces sold decreased in 2011 compared to 2010 due to lower production in Asia Pacific,

NEWMONT MINING CORPORATION

primarily Batu Hijau, and South America, partially offset by higher production in North America. Copper pounds sold decreased in 2011 compared to 2010 due to lower production at Batu Hijau, partially offset by higher production at Boddington. Costs applicable to sales increased 12% in 2011 compared to 2010 due to higher waste mining activities, higher milling and royalty costs, higher diesel prices and a stronger Australian dollar.

Liquidity

Our financial position was as follows:

	At December 31,
	2011	2010
Debt	$4,313	$4,441
Newmont stockholders’ equity	$12,896	$13,345
Cash and cash equivalents	$1,760	$4,056
Investments	$1,566	$1,681

During 2011, our debt and liquidity positions were affected by the following:

•	Net cash provided from continuing operations of $3,591;

•	Capital expenditures of $2,787;

•	Acquisition of Fronteer for $2,257;

•	Income and mining taxes paid of $1,526;

•	Debt payments of $262, net;

•	Dividends paid to common shareholders of $494; and

•	Dividends paid to noncontrolling interests of $117.

Looking Forward

We will continue to focus on operational and project excellence in 2012 to deliver on our plans and continue the advancement of our project pipeline, resulting in the following expectations for 2012:

•

Attributable gold production of approximately 5.0 to 5.2 million ounces, primarily due to lower production at Batu Hijau as it continues with Phase 6 stripping, partially offset by higher production at Nevada and Ahafo;

•	Costs applicable to sales per consolidated gold ounce sold of $625 to $675 due to lower production at Batu Hijau combined with higher expected costs for energy, labor and contracted services;

•

Attributable copper production of approximately 150 to 170 million pounds, primarily due to the continuation of Phase 6 stripping at Batu Hijau, at Costs applicable to sales per consolidated copper pound sold of approximately $1.80 to $2.20 due to lower production at Batu Hijau;

•

Consolidated capital expenditures of approximately $4,000 to $4,300 in 2012, with approximately 60% to be spent on major project initiatives, including further development of Akyem in Ghana, the Tanami shaft in Australia and potentially Conga in Peru. The remaining 40% is expected to be spent on sustaining and maintenance capital;

•	Exploration expense of approximately $400 to $430 focused primarily on Ahafo in Africa, Long Canyon in Nevada, Tanami in Australia and other projects in all regions; and

•

Advanced projects, research and development expense of approximately $475 to $525 focused primarily on Merian in Suriname, Midas, Long Canyon and Vista Vein in Nevada, Chaquicocha underground in Peru, Elang in Indonesia and Ahafo mill expansion in Africa.

NEWMONT MINING CORPORATION

Certain key factors will affect our future financial and operating results. These include, but are not limited to, the following:

•

Our 2012 expectations, particularly with respect to production volumes and Costs applicable to sales per ounce or pound, may differ significantly from actual quarter and full year results due to variations in mine planning and sequencing, ore grades and hardness, metal recoveries, waste removal, commodity input prices and foreign currency exchange rates; and

•

Future investments in the Akyem project in Ghana, the Conga project in Peru, the Long Canyon project in Nevada, the Merian project in Suriname and the Tanami shaft in Australia will require significant funding. Our operating cash flow may become insufficient to meet the funding requirements of these investments, fund our ongoing business activities and pay dividends. Our ability to raise and service significant new sources of capital will be a function of macroeconomic conditions, future gold and copper prices and our operational performance, among other factors. In the event of lower gold and copper prices, unanticipated operating or financial challenges, or new funding limitations, our ability to pursue new business opportunities, invest in existing and new projects, fund our ongoing business activities and pay dividends could be significantly constrained.

•

In 2011, we entered into forward starting swap contracts with a total notional amount of $2,000. These contracts hedge movements in treasury rates related to an expected debt issuance in the first half of 2012. At December 31, 2011, the hedge contracts were in a liability position of $399. The proceeds from the expected debt issuance will be adjusted by the fair value of the swap contracts at the time of issuance. If the anticipated debt issuance does not proceed, we will be required to cash settle the swap contracts with the full amount of the payment charged against earnings.

•

In 2011, the Company expressed the intent to exercise the early purchase option on the refractory ore treatment plant capital lease related to Mill 6 in Nevada. As a result, we anticipate aggregate principal payments of approximately $165 in 2012.

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

Costs incurred to develop new properties are capitalized as incurred where it has been determined that the property can be economically developed based on the existence of proven and probable reserves. At our surface mines, these costs include costs to further delineate the ore body and remove overburden to initially expose the ore body. At our underground mines, these costs include the cost of building access ways, shaft sinking and access, lateral development, drift development, ramps and

NEWMONT MINING CORPORATION

infrastructure development. All such costs are amortized using the units-of-production (“UOP”) method over the estimated life of the ore body based on estimated recoverable ounces to be produced from proven and probable reserves.

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

Carrying Value of Stockpiles

Stockpiles represent ore that has been extracted from the mine and is available for further processing. Mine sequencing may result in mining material at a faster rate than can be processed. We generally process the highest ore grade material first to maximize metal production; however, a blend of stockpiled material may be processed to balance hardness and/or metallurgy in order to maximize throughput and recovery. Processing of lower grade stockpiled ore may continue after mining operations are completed. Sulfide ore stockpiles are subject to oxidation over time which can reduce expected future recoveries. Stockpiles are measured by estimating the number of tons added and removed from the stockpile, the number of contained ounces or pounds (based on assay data), and the estimated metallurgical recovery rates (based on the expected processing method). Stockpile ore tonnages are verified by periodic surveys. Costs are added to stockpiles based on current mining costs incurred up to the point of stockpiling the ore, including applicable overhead and amortization relating to mining operations. Costs are removed at each stockpile’s average cost per recoverable ounce of gold or pound of copper as material is processed. At December 31, 2011 and 2010, stockpiles had a total carrying value of $2,410 and $1,786, respectively.

NEWMONT MINING CORPORATION

The following is a summary of our ore stockpiles:

	At December 31,		At December 31,
	2011	2010	2011	2010
	($ in millions)		($ per ounce)
Gold
Nevada	$414	$324	$152	$175
Yanacocha	108	69	166	167
Boddington	345	192	467	348
Other Australia/New Zealand	161	145	338	308
Batu Hijau	185	142	287	172
Ahafo	173	121	314	307

Total/Weighted Average	$1,386	$993	$239	$220

	At December 31,		At December 31,
	2011	2010	2011	2010
	($ in millions)		($ per pound)
Copper
Boddington	$90	$56	$1.09	$0.95
Batu Hijau	934	737	0.67	0.47

Total/Weighted Average	$1,024	$793	$0.69	$0.49

We record stockpiles at the lower of average cost or net realizable value (“NRV”), and carrying values are evaluated at least quarterly. NRV represents the estimated future sales price based on short-term and long-term metals prices, less estimated costs to complete production and bring the product to sale. The primary factors that influence the need to record write-downs of stockpiles include short-term and long-term metals prices and costs for production inputs such as labor, fuel and energy, materials and supplies, as well as realized ore grades and recovery rates. The significant assumptions in determining the stockpile NRV for each mine site reporting unit at December 31, 2011 included production cost and capitalized expenditure assumptions unique to each operation, a long-term gold price of $1,500 per ounce, a long-term copper price of $3.50 per pound and a U.S. to Australian dollar exchange rate of $1.00 per A$1.00. If short-term and long-term metals prices decrease, the value of the stockpiles decrease, and it may be necessary to record a write-down of stockpiles to NRV.

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

NEWMONT MINING CORPORATION

(based on assay data) and a recovery percentage (based on ore type). In general, leach pads recover between 50% and 95% of the recoverable ounces in the first year of leaching, declining each year thereafter until the leaching process is complete.

Although the quantities of recoverable gold placed on the leach pads are reconciled by comparing the grades of ore placed on pads to the quantities of gold actually recovered (metallurgical balancing), the nature of the leaching process inherently limits the ability to precisely monitor inventory levels. As a result, the metallurgical balancing process is constantly monitored and estimates are refined based on actual results over time. Historically, our operating results have not been materially impacted by variations between the estimated and actual recoverable quantities of gold on our leach pads. Variations between actual and estimated quantities resulting from changes in assumptions and estimates that do not result in write-downs to NRV are accounted for on a prospective basis. The significant assumptions in determining the NRV for each mine site reporting unit at December 31, 2011 apart from production cost and capitalized expenditure assumptions unique to each operation included a long-term gold price of $1,500 per ounce. If short-term and long-term gold prices decrease, the value of the ore on leach pads decrease, and it may be necessary to record a write-down of ore on leach pads to NRV. At December 31, 2011 and 2010, leach pads had a total carrying value of $532 and $588, respectively.

The following is a summary of our ore on leach pads:

	At December 31,		At December 31,
	2011	2010	2011	2010
	($ in millions)		($ per ounce)
Gold
Nevada	$122	$155	$389	$431
La Herradura	6	6	535	526
Yanacocha	404	427	730	558

Total/Weighted Average	$532	$588	$606	$517

Carrying Value of Long-Lived Assets

We review and evaluate our long-lived assets for impairment when events or changes in circumstances indicate that the related carrying amounts may not be recoverable. Asset impairment is considered to exist if the total estimated future cash flows on an undiscounted basis are less than the carrying amount of the asset, including goodwill, if any. An impairment loss is measured and recorded based on discounted estimated future cash flows. Future cash flows are estimated based on estimated quantities of recoverable minerals, expected gold and other commodity prices (considering current and historical prices, trends and related factors), production levels, operating costs, capital requirements and reclamation costs, all based on life-of-mine plans. The significant assumptions in determining the future cash flows for each mine site reporting unit at December 31, 2011 apart from production cost and capitalized expenditure assumptions unique to each operation, included a long-term gold price of $1,500 per ounce, a long-term copper price of $3.50 per pound and U.S. to Australian dollar exchange rate of $1.00 per A$1.00. During 2011, 2010 and 2009, we recorded impairments of $2,084, $6, and $7, respectively, to reduce the carrying value of property, plant and mine development as part of Write-down of property, plant and mine development.

Existing proven and probable reserves and value beyond proven and probable reserves, including mineralization other than proven and probable reserves are included when determining the fair value of mine site reporting units at acquisition and, subsequently, in determining whether the assets are impaired. The term “recoverable minerals” refers to the estimated amount of gold or other commodities that will be obtained after taking into account losses during ore processing and treatment. Estimates of

NEWMONT MINING CORPORATION

recoverable minerals from such exploration stage mineral interests are risk adjusted based on management’s relative confidence in such materials. In estimating future cash flows, assets are grouped at the lowest level for which there are identifiable cash flows that are largely independent of future cash flows from other asset groups.

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

Derivative Instruments

With the exception of the Call Spread Transactions (as described in Note 14 to the Consolidated Financial Statements), all financial instruments that meet the definition of a derivative are recorded on the balance sheet at fair value. Changes in the fair value of derivatives are recorded in the statements of consolidated income, except for the effective portion of the change in fair value of derivatives that are designated as cash flow hedges. Management applies judgment in estimating the fair value of instruments that are highly sensitive to assumptions regarding commodity prices, market volatilities, foreign currency exchange rates and interest rates. Variations in these factors could materially affect amounts credited or charged to earnings to reflect the changes in fair value of derivatives. Certain derivative contracts are accounted for as cash flow hedges, whereby the effective portion of changes in fair value of these instruments are deferred in Accumulated other comprehensive income and will be recognized in the statements of consolidated income when the underlying transaction designated as the hedged item impacts earnings. The derivative contracts accounted for as cash flow hedges are designated against foreign currency expenditures, diesel purchases, or future debt interest payments where management believes the forecasted transaction is probable of occurring. To the extent that management determines that the forecasted transactions are no longer probable of occurring, gains and losses deferred in Accumulated other comprehensive income would be reclassified to the statements of consolidated income immediately.

Reclamation and Remediation Obligations

Reclamation costs are allocated to expense over the life of the related assets and are periodically adjusted to reflect changes in the estimated present value resulting from the passage of time and revisions to the estimates of either the timing or amount of the reclamation and remediation costs. Reclamation obligations are based on when the spending for an existing environmental disturbance will occur. We review, on at least an annual basis, the reclamation obligation at each mine.

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

NEWMONT MINING CORPORATION

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

Consolidated Financial Results

Gold Sales increased $1,404 in 2011 compared to 2010 due to a $340 per ounce increase in the average realized price after treatment and refining charges, partially offset by 476,000 fewer ounces sold. Gold Sales increased $1,306 in 2010 compared to 2009 due to a $245 per ounce increase in the average realized price after treatment and refining charges, partially offset by 238,000 fewer ounces sold. For a complete discussion regarding variations in gold volumes, see Results of Consolidated Operations below.

NEWMONT MINING CORPORATION

The following analysis summarizes the changes in consolidated gold sales:

	Years Ended December 31,
	2011	2010	2009
Consolidated gold sales:
Gross before provisional pricing	$9,128	$7,706	$6,397
Provisional pricing mark-to-market	31	41	15

Gross after provisional pricing	9,159	7,747	6,412
Treatment and refining charges	(63)	(55)	(26)

Net	$9,096	$7,692	$6,386

Consolidated gold ounces sold (thousands)	5,820	6,296	6,534
Average realized gold price (per ounce):
Gross before provisional pricing	$1,568	$1,224	$979
Provisional pricing mark-to-market	5	7	2

Gross after provisional pricing	1,573	1,231	981
Treatment and refining charges	(11)	(9)	(4)

Net	$1,562	$1,222	$977

The change in consolidated gold sales is due to:

	2011 vs. 2010	2010 vs. 2009
Change in consolidated ounces sold	$(585)	$(234)
Change in average realized gold price	1,997	1,569
Change in treatment and refining charges	(8)	(29)

	$1,404	$1,306

Copper Sales decreased $586 in 2011 compared to 2010 due to 183 million fewer pounds sold, partially offset by an $0.11 per pound increase in the average realized price after treatment and refining charges. Copper Sales increased $529 in 2010 compared to 2009 due to 32 million additional pounds sold and a $0.83 per pound increase in the average realized price after treatment and refining charges. For a complete discussion regarding variations in copper volumes, see Results of Consolidated Operations below.

NEWMONT MINING CORPORATION

The following analysis reflects the changes in consolidated copper sales:

	Years Ended December 31,
	2011	2010	2009
Consolidated copper sales:
Gross before provisional pricing	$1,434	$1,842	$1,283
Provisional pricing mark-to-market	(92)	120	173

Gross after provisional pricing	1,342	1,962	1,456
Treatment and refining charges	(80)	(114)	(137)

Net	$1,262	$1,848	$1,319

Consolidated copper pounds sold (millions)	356	539	507
Average realized copper price (per pound):
Gross before provisional pricing	$4.02	$3.42	$2.53
Provisional pricing mark-to-market	(0.26)	0.22	0.33

Gross after provisional pricing	3.76	3.64	2.86
Treatment and refining charges	(0.22)	(0.21)	(0.26)

Net	$3.54	$3.43	$2.60

The change in consolidated copper sales is due to:

	2011 vs. 2010	2010 vs. 2009
Change in consolidated pounds sold	$(665)	$88
Change in average realized copper price	45	418
Change in treatment and refining charges	34	23

	$(586)	$529

NEWMONT MINING CORPORATION

The following is a summary of consolidated gold and copper sales, net:

	Years Ended December 31,
	2011	2010	2009
Gold
North America:
Nevada	$2,700	$2,111	$1,943
La Herradura	331	217	113

	3,031	2,328	2,056

South America:
Yanacocha	2,003	1,778	2,013
Asia Pacific:
Boddington	1,056	834	101
Batu Hijau	524	776	550
Kalgoorlie	589	463	329
Jundee	529	416	413
Tanami	346	311	280
Waihi	149	131	116

	3,193	2,931	1,789

Africa:
Ahafo	869	655	528

	9,096	7,692	6,386

Copper
Asia Pacific:
Batu Hijau	1,052	1,686	1,292
Boddington	210	162	27

	1,262	1,848	1,319

	$10,358	$9,540	$7,705

Costs applicable to sales for gold increased in 2011 compared to 2010 due to higher mining and milling costs, higher royalties and allocation of costs to gold from a higher gold price, partially offset by lower sales volumes, higher silver and copper by-product credits and a buildup of stockpiles. The increase in 2010 compared to 2009 was due to a full year of Boddington production and higher mining and milling costs, partially offset by lower sales volumes, higher silver by-product credits and a build-up of inventories and stockpiles. Costs applicable to sales for copper increased in 2011 from 2010 due to higher waste mining at Batu Hijau and milling costs at Boddington, partially offset by a higher allocation of costs to gold. The increase in 2010 from 2009 was due to higher production and waste mining costs at Batu Hijau and a full year of Boddington production. For a complete discussion regarding variations in operations, see Results of Consolidated Operations below.

Amortization expense increased in 2011 from 2010 due to additional investments in mine development and equipment and higher asset retirement costs. Amortization expense increased in 2010 from 2009 due to a full year of Boddington production, additional equipment purchases and higher capitalized mine development. Amortization expense fluctuates as capital expenditures increase or decrease and as production levels increase or decrease due to the use of the units-of-production

NEWMONT MINING CORPORATION

amortization method for mineral interests and mine development. For a complete discussion, see Results of Consolidated Operations, below. We expect Amortization expense to be approximately $1,050 to $1,080 in 2012.

The following is a summary of Costs applicable to sales and Amortization by operation:

	Costs Applicable to Sales			Amortization
	Years Ended December 31,			Years Ended December 31,
	2011	2010	2009	2011	2010	2009
Gold
North America:
Nevada	$1,039	$974	$1,019	$277	$271	$261
La Herradura	110	73	42	20	19	11

	1,149	1,047	1,061	297	290	272
South America:
Yanacocha	711	630	642	234	162	168
Asia Pacific:
Boddington	470	400	45	122	113	15
Batu Hijau	164	155	118	35	42	30
Kalgoorlie	235	211	210	17	15	15
Jundee	140	132	136	56	33	49
Tanami	205	173	174	40	43	47
Waihi	101	69	57	22	17	25

	1,315	1,140	740	292	263	181
Africa:
Ahafo	265	237	242	76	78	68

	3,440	3,054	2,685	899	793	689
Copper
Asia Pacific:
Batu Hijau	332	337	307	71	90	78
Boddington	118	93	16	28	25	4

	450	430	323	99	115	82
Other
Hope Bay	—	—	—	14	13	12
Asia Pacific	—	—	—	3	2	3
Corporate and other	—	—	—	21	22	20

	—	—	—	38	37	35

	$3,890	$3,484	$3,008	$1,036	$945	$806

Exploration expense increased to $350 in 2011 from $218 in 2010 due to additional near mine expenditures in all regions, with the largest increases at Nevada, Yanacocha, Ahafo, Jundee and Tanami and increased regional expenditures at Long Canyon and Hope Bay. Exploration expense increased in 2010 from $187 in 2009 due to additional near mine expenditures in all regions, with the largest increase in Nevada at Leeville/Turf and Midas. We expect Exploration expense to increase to approximately $400 to $430 in 2012, focused primarily on Long Canyon in Nevada, Tanami in Australia and other projects in all other regions.

NEWMONT MINING CORPORATION

During 2011, we added 11.6 million ounces to proven and probable reserves, with 6.3 million ounces of depletion. Reserve additions were primarily due to conversion of mineralized material at Ahafo (2.7 million ounces), Carlin open pit, (2.3 million ounces), Phoenix (1.5 million ounces), Carlin underground (1.2 million ounces), Kalgoorlie (1.0 million ounces) and Tanami (0.7 million ounces) with the remaining additions coming from open pit and underground sources in all regions (2.2 million ounces). The estimated impact of the change in gold price assumption on these reserve additions was an increase of 3.3 million ounces.

During 2010, we added 8.2 million ounces to proven and probable reserves, with 6.5 million ounces of depletion. Reserve additions were primarily due to conversion of mineralized material at Leeville (1.8 million ounces), Ahafo (1.5 million ounces), Twin Creeks (1.4 million ounces), Phoenix (0.8 million ounces), La Herradura (0.7 million ounces) and Tanami (0.7 million ounces) with most of the remaining additions coming from open pit and underground sources in the United States, Australia and South America (1.8 million ounces). Gold reserves were revised down by 0.5 million ounces at Akyem in Ghana, primarily due to new mining assumptions and higher cutoff grades. The estimated impact of the change in gold price assumption on these reserve additions was an increase of 1.7 million ounces.

During 2009, we added 6.4 million ounces to proven and probable reserves, with 6.8 million ounces of depletion. Reserve additions were primarily due to conversion of mineralized material at Gold Quarry (2.9 million ounces), Boddington (1.3 million ounces), Tanami (0.5 million ounces) and Ahafo (0.5 million ounces) with most of the remaining additions coming from open pit and underground sources in Australia and South America (0.6 million ounces). Gold reserves were revised down by 0.3 million ounces at Phoenix in Nevada, primarily due to metallurgy, geology and modeling impacts. The estimated impact of the change in gold price assumption on these reserve additions was an increase of 1.7 million ounces.

Advanced projects, research and development expense includes development project management costs, feasibility studies and certain drilling costs. Advanced projects, research and development expense increased 73% in 2011 compared to 2010 due to increased spending to accelerate internal growth opportunities across our portfolio. Projects in North America include Hope Bay in Canada, the Nevada portfolio project including Long Canyon, Vista Vein and the Phoenix copper leach. Projects in South America include the Conga and Chaquicocha projects in Peru and the Merian gold project in Suriname. Projects in Asia Pacific include Elang in Indonesia. Projects in Africa include the Akyem gold project in Ghana and Subika expansion at Ahafo in Ghana. We expect Advanced projects, research and development expense to be approximately $475 to $525 in 2012 focused primarily on Merian in Suriname, Midas, Long Canyon and Vista Vein in Nevada, Chaquicocha underground in Peru, Elang in Indonesia and Ahafo mill expansion in Africa.

NEWMONT MINING CORPORATION

	Years Ended December 31,
	2011	2010	2009
North America
Nevada	$24	$10	$14
La Herradura	2	—	—
Hope Bay	155	74	25
South America
Yanacocha	19	15	7
Conga	20	8	4
Other South America	13	2	2
Asia Pacific
Boddington	5	—	25
Batu Hijau	6	3	—
Other Australia/New Zealand	5	9	5
Africa
Ahafo	10	11	2
Akyem	5	5	8
Corporate and Other
Technical and project services	89	57	24
Corporate	20	22	19

	$373	$216	$135

General and administrative expense increased to $198 in 2011 compared to $178 in 2010 due to higher benefit and compensation costs and higher consulting fees. General and administrative expense increased in 2010 compared to $159 in 2009 due to higher benefit and compensation costs. General and administrative expense as a percentage of Sales was 1.9% in 2011, compared to 1.9% and 2.1% in 2010 and 2009, respectively. We expect General and administrative expense to be approximately $210 to $230 in 2012.

Write-down of property, plant and mine development totaled $2,084, $6 and $7 for 2011, 2010 and 2009, respectively. The write-down in 2011 is primarily related to the Hope Bay project that resulted from our decision to place the project on care and maintenance and to focus on environmental and regulatory compliance spending. We placed the Hope Bay project on care and maintenance after evaluating development options and economic feasibility for the project compared with other project and development opportunities within our wider project pipeline. The 2010 write-down is primarily related to asset impairments at Nevada and the 2009 write-down is primarily related to asset impairments at Batu Hijau.

Other expense, net was $265, $261 and $358 for 2011, 2010 and 2009, respectively. The increase in 2011 over 2010 is due to Fronteer acquisition costs, an impairment of materials and supplies related to a decision to place the Hope Bay project on care and maintenance and higher regional and administration costs, partially offset by lower community development costs at Batu Hijau. The decrease in 2010 over 2009 is due to costs related to acquiring the remaining interest in Boddington in 2009, higher charges related to the Western Australian power plant in 2009, and a workforce reduction that impacted 3% of our global workforce in 2009, partially offset by higher community development costs at Batu Hijau in 2010.

NEWMONT MINING CORPORATION

Other income, net was $12, $109 and $88 for 2011, 2010 and 2009, respectively. The decrease in 2011 over 2010 is due to other-than-temporary impairment charges for marketable securities primarily acquired with the Fronteer acquisition of $180 in 2011, a decrease in Canadian Oil Sands dividends as well as the sale of non-core assets in 2010, partially offset by the gain on the sale of other marketable equity securities, an increase in income from developing projects and a decrease in foreign exchange losses. The increase in 2010 over 2009 is primarily related to an increase in Canadian Oil Sands dividends due to higher oil prices in 2010 and sales of non-core assets, partially offset by foreign currency exchange losses.

Interest expense, net was $244, $279 and $120 for 2011, 2010 and 2009, respectively. Capitalized interest totaled $52, $21 and $111 in each year, respectively. Interest expense, net decreased in 2011 compared to 2010 due to the increase in capitalized interest for the advancement of our Conga and Akyem projects. Interest expense, net increased in 2010 from 2009 due to the reduction in capitalized interest as Boddington achieved commercial production in November 2009 and interest related to the 2019 and 2039 senior notes issued during September 2009, partially offset by lower interest due to the prepayment in 2010 of the PTNNT project financing and Yanacocha senior notes and credit facility. We expect Interest expense, net to be approximately $240 to $260 in 2012.

Income and mining tax expense was $713, $856 and $829 in 2011, 2010 and 2009, respectively. The effective tax rates were 39%, 21% and 28% in 2011, 2010 and 2009, respectively. The higher tax rate in 2011 is primarily due to the impairment related to the Hope Bay project and the impact it had on the realizability of our Canadian deferred tax assets. Without the write-down on the Hope Bay project, the annual effective tax rate would have been 30%. The impairment resulted in a 12% tax rate increase due to the recording of valuation allowances on Canadian deferred tax assets, partially offset by a 3% benefit from other items. The lower effective tax rate in 2010 is primarily due to tax benefits recognized as a result of “check the box” elections made with respect to certain of our non-U.S. subsidiaries. As a result of the elections, the subsidiaries are treated as flow-through entities for U.S. federal income tax purposes. Without the restructuring, the effective tax rate for 2010 would have been 32%.

The factors that most significantly impacted our effective tax rates for the three periods are percentage depletion, changes in estimates of reserves for income tax uncertainties, valuation allowances related to deferred tax assets, and the impact of certain specific transactions. Many of these factors are sensitive to the average realized price of gold and other metals. For a complete discussion, see Note 10 to the Consolidated Financial Statements.

During the year, the U.S. Internal Revenue Service issued a Technical Advice Memorandum (“TAM”) to the Company regarding the U.S. income tax treatment of the Price Capped Forward Sales Contracts settled in cash in 2007. The TAM provides guidance which is unfavorable to the Company. The Company intends to vigorously defend its positions through all processes available to it and believes it should prevail.

Based on the uncertainty and inherent unpredictability of the factors influencing our effective tax rate and the sensitivity of such factors to gold and other metals prices as discussed above, the effective tax rate is expected to be volatile in future periods. The effective tax rate is expected to be between 28% and 32% in 2012.

Net income attributable to noncontrolling interests was as follows:

	Years Ended December 31,
	2011	2010	2009
Yanacocha	$326	$292	$354
Batu Hijau	287	549	445
Other	(7)	(2)	(3)

	$606	$839	$796

NEWMONT MINING CORPORATION

Net income attributable to noncontrolling interests decreased in 2011 from 2010 as a result of decreased earnings at Batu Hijau, partially offset by increased earnings at Yanacocha. The 2010 increase over 2009 was a result of higher earnings at Batu Hijau and the required March 2010 divestiture of shares in Batu Hijau, partially offset by lower earnings at Yanacocha and the additional 17% economic interest in Batu Hijau as a result of advancing funds to certain noncontrolling shareholders in exchange for an assignment of their Batu Hijau dividends, net of withholding tax. See Note 13 to the Consolidated Financial Statements for a discussion of the changes in our Batu Hijau ownership and economic interests.

Equity income (loss) of affiliates was as follows:

	Years Ended December 31,
	2011	2010	2009
Minera La Zanja S.R.L. (46.9%)	$52	$10	$(4)
Euronimba Ltd. (43.5%)	(41)	(10)	(17)
AGR Matthey Joint Venture	—	3	5

	$11	$3	$(16)

We have a 46.94% interest in Minera La Zanja, S.R.L. (“La Zanja”), a gold project near the city of Cajamarca, Peru. The remaining interest is held by Compañia de Minas Buenaventura, S.A.A. (“Buenaventura”). The mine commenced operations in September 2010 and is operated by Buenaventura. Newmont received dividends of $31 during 2011 from its interest in La Zanja. We have a 43.50% interest in Euronimba Ltd. (“Euronimba”), with the remaining interests held by BHP Billiton (43.50%) and Areva (13%). Euronimba owns 95% of the Nimba iron ore project located in the Republic of Guinea which is in the early stages of development. The AGR Matthey Joint Venture (“AGR”), a gold refinery in which Newmont held a 40% interest, was dissolved on March 30, 2010. Newmont received consideration of $14 from the dissolution and recorded a gain of $6 during 2010. Newmont received dividends of $7 and $2 during 2010 and 2009, respectively, from its interests in AGR.

Loss from discontinued operations was as follows:

	Years Ended December 31,
	2011	2010	2009
Sales	$—	$—	$32
Income from operations	$—	$—	$1
Non-operating loss	(143)	(40)	(44)

Pre-tax loss	(143)	(40)	(43)
Income tax benefit	7	12	27

Loss from discontinued operations	$(136)	$(28)	$(16)

Discontinued operations include Holloway Mining Company, which owned the Holt-McDermott property (“Holt property”) that was sold to St. Andrew Goldfields Ltd. (“St. Andrew”) in 2006. In 2009, the Superior Court issued a decision finding Newmont Canada Corporation (“Newmont Canada”) liable for a sliding scale royalty on production from the Holt property, which Newmont Canada appealed. In 2010, we recognized a $28 charge, net of tax benefits of $12, related to these legal claims. In 2011, the Ontario Court of Appeal upheld the Superior Court ruling resulting in an additional $136 charge, net of tax benefits of $7.

In 2009, we sold our interest in Kori Kollo in Bolivia. As part of the transaction, a reclamation trust fund was established with the proceeds to be made available exclusively to pay for closure and reclamation costs when operations eventually cease. We recognized a $16 charge in 2009, net of tax benefits of $27, related to the sale.

NEWMONT MINING CORPORATION

Other comprehensive loss, net of tax was $456 in 2011 and included non-cash adjustments for a $195 net loss in value of marketable securities primarily related to Canadian Oil Sands Trust and Gabriel Resources Ltd., a $8 net gain on the translation of subsidiaries with non-U.S. dollar functional currencies, a $60 net loss related to pension and other post-retirement benefit adjustments primarily as a result of utilizing a lower discount rate and lower than expected return on plan assets, and a $209 net loss on derivatives designated as cash flow hedges due mainly to a loss on forward starting swap contracts partially offset by foreign currency hedge gains. Other comprehensive income, net of tax was $484 in 2010 and included non-cash adjustments for a $269 net gain in value of marketable securities primarily related to Gabriel Resources Ltd. and Regis Resources Ltd., a $98 net gain on the translation of subsidiaries with non-U.S. dollar functional currencies, a $13 net loss related to pension and other post-retirement benefit adjustments primarily as a result of utilizing a lower discount rate, and a $130 net gain on derivatives designated as cash flow hedges due mainly to foreign currency hedge gains. Other comprehensive income, net of tax was $882 in 2009 and included non-cash adjustments for a $418 net gain in value of marketable securities related to Canadian Oil Sands Trust and Gabriel Resources Ltd., a $264 net gain on the translation of subsidiaries with non-U.S. dollar functional currencies, a $14 net gain related to pension and other post-retirement benefit adjustments primarily as a result of utilizing a higher discount rate, and a $186 net gain on derivatives designated as cash flow hedges due mainly to foreign currency hedge gains.

Results of Consolidated Operations

	Gold or Copper Produced(1)			Costs Applicable to Sales(2)			Amortization
	2011	2010	2009	2011	2010	2009	2011	2010	2009
	(ounces in thousands)			($ per ounce)			($ per ounce)
Gold
North America	1,953	1,909	2,099	$594	$551	$501	$153	$153	$128
South America	1,293	1,462	2,058	560	431	310	184	111	81
Asia Pacific	2,085	2,535	1,832	639	474	410	142	109	100
Africa	566	545	532	474	450	444	137	150	125

Total/Weighted-Average	5,897	6,451	6,521	$591	$485	$411	$154	$126	$105

Attributable to Newmont(3)(4)	5,185	5,392	5,237	$597	506	440

Net Attributable to Newmont(3)				$509	365	355

	(pounds in millions)			($ per pound)			($ per pound)
Copper
Asia Pacific	352	600	504	$1.26	$0.80	$0.64	$0.28	$0.21	$0.16

Attributable to Newmont(3)	206	327	227	$1.37	$0.89	$0.66

(1)

Contained basis. (Attributable production after smelter recoveries was 5,166, 5,370 and 5,229 thousand gold ounces and 197, 314 and 220 million copper pounds for the years ended 2011, 2010 and 2009, respectively.)

(2)	Excludes Amortization and Reclamation and remediation.

(3)	See “Non-GAAP Financial Measures” on page 83.

NEWMONT MINING CORPORATION

(4)

Includes 64 and 21 thousand ounces in 2011 and 2010, respectively, from our non-consolidated interest in La Zanja and 17 and 5 thousand ounces in 2011 and 2010, respectively, from our non-consolidated interest in Duketon and 32 thousand ounces from discontinued operations at Kori Kollo, Bolivia in 2009.

2011 compared to 2010

Consolidated gold ounces produced decreased 9% due to:

•	lower production from South America due to lower leach placement at Yanacocha from changes in mine sequencing; and

•	lower production from Asia Pacific due to higher waste stripping in Phase 6 at Batu Hijau, resulting in processing lower grade stockpiled material; partially offset by

•	higher production from North America due to a full year of Soledad-Dipolos production at La Herradura in 2011; and

•	higher production from Africa due to a full year of production from the Amoma pit at Ahafo.

Consolidated copper pounds produced decreased 41% due to higher waste stripping in Phase 6 at Batu Hijau resulting in processing lower grade stockpiled material, partially offset by higher grade and throughput at Boddington.

Attributable gold ounces produced decreased 4% due to lower production from Batu Hijau and Yanacocha, partially offset by higher production from La Herradura. Lower attributable copper pounds produced also resulted from lower production at Batu Hijau.

Costs applicable to sales per consolidated gold ounce sold increased 22% due to lower production from Batu Hijau and Yanacocha, higher royalty and waste mining costs, higher co-product allocation of costs to gold and a stronger Australian dollar, partially offset by higher silver and copper by-product credits. Costs applicable to sales per consolidated copper pound sold increased 58% due to lower production from Batu Hijau, higher waste mining at Batu Hijau and higher mill maintenance costs at Boddington, partially offset by lower co-product allocation of costs to copper.

2010 compared to 2009

Consolidated gold ounces produced decreased slightly due to:

•	lower production from South America due to mine sequencing at Yanacocha resulting in increased waste mining, lower leach placement and lower mill ore grade; and

•	lower production from North America due to completion of mining at Deep Post in 2009 and geotechnical issues at Gold Quarry in Nevada; mostly offset by

•	higher production from Asia Pacific due to a full year of Boddington production and higher ore grade and throughput at Batu Hijau; and

•	higher production from Africa due to higher ore grade at Ahafo.

Consolidated copper pounds produced increased 19% due to higher ore grade and throughput at Batu Hijau and a full year of Boddington production.

Attributable gold ounces produced increased 3% due to higher production from Batu Hijau and a full year of production from Boddington, partially offset by lower production from Yanacocha and Nevada. Higher attributable copper pounds produced also resulted from higher production from Batu Hijau and full year of production from Boddington.

NEWMONT MINING CORPORATION

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

We expect 2012 gold production of approximately 5.0 to 5.2 million ounces attributable to Newmont, primarily due to lower production at Batu Hijau as it continues to process lower grade stockpiled ore during Phase 6 stripping, partially offset by higher production at Nevada and Ahafo. Consolidated Costs applicable to sales per ounce for 2012 are expected to be approximately $625 to $675 due to lower production at Batu Hijau combined with higher expected costs for energy, labor and contracted services. We expect 2012 copper production attributable to Newmont of approximately 150 to 170 million pounds at consolidated Costs applicable to sales per pound of approximately $1.80 to $2.20 due to lower production at Batu Hijau.

North America Operations

	Gold Ounces Produced(1)			Costs Applicable to Sales(2)			Amortization
	2011	2010	2009	2011	2010	2009	2011	2010	2009
	(in thousands)			($ per ounce)			($ per ounce)
Nevada	1,741	1,735	1,986	$603	$565	$509	$160	$157	$130
La Herradura(3)	212	174	113	527	420	372	95	110	95

Total/Weighted-Average	1,953	1,909	2,099	$594	$551	$501	$153	$153	$128

Attributable to Newmont	1,953	1,909	2,099

(1)	Contained basis. (Attributable production after smelter recoveries was 1,950, 1,909 and 2,099 thousand gold ounces for the years ended 2011, 2010 and 2009, respectively.)

(2)	Excludes Amortization and Reclamation and remediation.

(3)	Our proportionate 44% share.

2011 compared to 2010

Nevada, USA.    Gold ounces produced increased slightly due to the commencement of underground mining at Exodus and Pete Bajo in 2011, higher Gold Quarry production in 2011 after resolution of previous geotechnical issues and higher underground production at Leeville, partially offset by lower production from the Chukar underground mine. Total surface ore tons mined were 75% higher primarily due to completing the remediation of the slope failure at Gold Quarry. Ore placed on leach pads increased 84% to 8.3 million tons due to higher leach ore tons mined from Lantern as well as re-leaching of ore at Lone Tree. Costs applicable to sales per ounce increased 7% due to higher surface mining and milling costs and higher royalties, partially offset by higher silver and copper by-product credits. Amortization per ounce increased 2% due to equipment additions and higher underground development costs.

La Herradura, Mexico.    Gold ounces produced increased 22% due to higher leach placement and additional mining equipment at Herradura and Soledad-Dipolos. Costs applicable to sales per ounce increased 25% due to higher waste tons mined and higher employee profit sharing costs, partially offset by higher production and silver by-product credits. Amortization per ounce decreased 14% due to higher production.

NEWMONT MINING CORPORATION

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

La Herradura, Mexico.    Gold ounces produced increased 54% due to the commencement of commercial production at Soledad-Dipolos in January 2010. Costs applicable to sales per ounce increased 13% due to higher waste tons mined. Amortization per ounce increased 16% due to new equipment purchases.

Gold production for North America in 2012 is expected to remain at approximately 1.9 to 2.0 million ounces at Costs applicable to sales per ounce of approximately $570 to $630. In 2012, we expect to complete repairs on the ventilation shaft at Leeville in Nevada and production from the Noche Buena open pit mine at La Herradura is expected to commence in the first half.

South America Operations

	Gold Ounces Produced			Costs Applicable to Sales(1)			Amortization
	2011	2010	2009	2011	2010	2009	2011	2010	2009
	(in thousands)			($ per ounce)			($ per ounce)
Yanacocha	1,293	1,462	2,058	$560	$431	$310	$184	$111	$81

Attributable to Newmont:
Yanacocha (51.35%)	664	750	1,057
La Zanja (46.94%)	64	21	—

	728	771	1,057

(1)	Excludes Amortization and Reclamation and remediation.

2011 compared to 2010

Yanacocha, Peru.    Gold ounces produced decreased 12% due to mine sequencing resulting in lower leach placement at La Quinua, Yanacocha and Carachugo, partially offset by higher mill grade and recovery. Leach tons placed decreased 27% from 59 million tons to 43 million tons. Costs applicable to sales per ounce increased 30% due to lower production, higher milling costs and lower silver by-product credits. Amortization per ounce increased 66% due to lower production and higher mine development and asset retirement costs.

La Zanja, Peru.    Attributable gold ounces increased 205% due to a full year of production from our non-consolidated interest in La Zanja.

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

NEWMONT MINING CORPORATION

material mined, lower production, higher labor, diesel and maintenance costs, and higher workers’ participation and royalty costs as a result of higher gold prices, partially offset by higher by-product credits. Amortization per ounce increased 37% due to lower production.

Gold production for South America in 2012 is expected to remain at approximately 700,000 to 750,000 ounces attributable to Newmont. Costs applicable to sales per ounce are expected to decrease in 2012 to approximately $480 to $530, primarily due to mine sequencing resulting in mining higher grade mill ore.

Asia Pacific Operations

	Gold Ounces Produced(1)			Costs Applicable to Sales(2)			Amortization
	2011	2010	2009	2011	2010	2009	2011	2010	2009
	(in thousands)			($ per ounce)			($ per ounce)
Gold
Boddington	741	728	122	$682	$590	$468	$176	$166	$160
Batu Hijau(3)	318	737	560	476	237	214	102	63	55
Other
Kalgoorlie(4)	375	377	337	626	558	624	46	41	43
Jundee	333	335	411	420	393	331	167	99	120
Tanami	221	250	289	926	689	599	181	170	160
Waihi	97	108	113	1,057	647	481	228	156	215

	1,026	1,070	1,150	664	546	499	131	101	117

Total/Weighted-Average	2,085	2,535	1,832	$639	$474	$410	$142	$109	$100

Attributable to Newmont(5)	1,938	2,167	1,517

	Copper Pounds Produced(1)			Costs Applicable to Sales (2)			Amortization
	2011	2010	2009	2011	2010	2009	2011	2010	2009
	(in millions)			($ per pound)			($ per pound)
Copper
Boddington	69	58	10	$2.03	$1.86	$1.77	$0.49	$0.51	$0.46
Batu Hijau(3)	283	542	494	1.11	0.69	0.62	0.24	0.19	0.16

Total/Weighted-Average	352	600	504	$1.26	$0.80	$0.64	$0.28	$0.21	$0.16

Attributable to Newmont	206	327	227

(1)

Contained basis. (Attributable production after smelter recoveries was 1,922, 2,145 and 1,509 thousand gold ounces and 197, 314 and 220 million copper pounds for the years ended 2011, 2010 and 2009, respectively.)

(2)	Excludes Amortization and Reclamation and remediation.

(3)	Our weighted-average economic interest was 48.50%, 49.55% and 43.89% in 2011, 2010 and 2009, respectively.

(4)	Our proportionate 50% share.

(5)	Includes 17 and 5 thousand ounces in 2011 and 2010, respectively, from our non-consolidated interest in Duketon.

NEWMONT MINING CORPORATION

2011 compared to 2010

Boddington, Australia.    Gold and copper production increased 2% and 19%, respectively, due to higher mill throughput and higher copper grade, partially offset by lower recoveries and lower gold grade. Costs applicable to sales increased 16% per ounce and 9% per pound, respectively, due to higher mining and mill maintenance costs, higher royalty costs and a stronger Australian dollar, net of hedging gains, partially offset by higher production and higher silver by-product credits. Changes in Australia exchange rates increased Costs applicable to sales per ounce by $33 and per pound by $0.08. Costs applicable to sales and Amortization per ounce and per pound were also impacted by a higher allocation of costs to gold.

Batu Hijau, Indonesia.    Copper and gold production decreased 48% and 57%, respectively, due to lower throughput, grade and recovery as a result of processing more stockpiled material, compared to a higher proportion of high grade Phase 5 ore in 2010, and mill down time from motor replacements during the second and third quarters of 2011. Waste tons mined increased 135% as Phase 6 waste removal continues as planned. The Company expects to process primarily stockpiled ore until Phase 6 ore becomes the primary mill feed in late 2013. Costs applicable to sales increased 61% per pound and 101% per ounce due to lower production, higher waste mining and higher labor. Amortization increased 26% per pound and 62% per ounce due to equipment additions and lower production. Costs applicable to sales and Amortization per pound and per ounce were also impacted by a higher allocation of costs to gold.

Other Australia/New Zealand.    Gold production decreased 4% due to lower throughput at Tanami and lower grade at Waihi. Costs applicable to sales per ounce increased 22% due to lower production, higher mining and milling costs and a stronger Australian dollar, net of hedging gains. Changes in Australia and New Zealand exchange rates increased Costs applicable to sales per ounce by $26. Amortization per ounce increased 30% due to lower production at Tanami and Waihi and higher mine development costs at Jundee.

2010 compared to 2009

Boddington, Australia.    Boddington produced 728,000 ounces of gold and 58 million pounds of copper at Costs applicable to sales of $590 per ounce and $1.86 per pound. As Boddington continued to ramp-up in 2010, production was below original expectations due to lower than anticipated gold grade and mill throughput. Costs applicable to sales were higher than expected due to higher mining and mill maintenance costs. Changes in Australia exchange rates increased Costs applicable to sales per ounce and per pound by $59 and $0.19, respectively. Amortization per ounce was higher than expected due to lower production.

Batu Hijau, Indonesia.    Copper and gold production increased 10% and 32%, respectively, due to higher grade and mill throughput as a result of mining at the bottom of Phase 5 and processing softer ore, partially offset by lower recovery. Unseasonably dry weather permitted additional mining in the bottom of Phase 5 during the fourth quarter. Costs applicable to sales increased 11% per pound and per ounce due to higher waste mining and milling costs, including higher labor and diesel costs. Amortization increased 19% per pound and 15% per ounce due to equipment additions, partially offset by higher production.

Other Australia/New Zealand.    Gold production decreased 7% due to lower mill grade at Jundee and Waihi and lower mill grade and throughput at Tanami, partially offset by higher grade, throughput and recovery at Kalgoorlie. Costs applicable to sales per ounce increased 9% due to lower production and a stronger Australian dollar, net of hedging gains. Changes in Australia and New Zealand exchange rates increased Costs applicable to sales per ounce by $17. Amortization per ounce decreased 14% due to lower mine development costs at Waihi and Jundee, partially offset by lower production.

NEWMONT MINING CORPORATION

Gold production for Asia Pacific is expected to decrease in 2012 to approximately 1.8 to 1.9 million ounces attributable to Newmont at higher consolidated Costs applicable to sales per ounce of approximately $800 to $850 in 2012, primarily due to lower production at Batu Hijau, a stronger forecasted Australian dollar, net of hedging and higher labor and commodity costs. We expect copper production for the Asia Pacific region of approximately 150 to 170 million pounds attributable to Newmont at consolidated Costs applicable to sales per pound of approximately $1.80 to $2.20 in 2012.

Africa Operations

	Gold Ounces Produced			Costs Applicable to Sales(1)			Amortization
	2011	2010	2009	2011	2010	2009	2011	2010	2009
	(in thousands)			($ per ounce)			($ per ounce)
Ahafo	566	545	532	$474	$450	$444	$137	$150	$125

Attributable to Newmont	566	545	532

(1)	Excludes Amortization and Reclamation and remediation.

2011 compared to 2010

Ahafo, Ghana.    Gold ounces produced increased 4% due to higher throughput and recovery. Ore tons mined increased 28% from a full year of production at Amoma. Costs applicable to sales per ounce increased 5% due to higher labor, commodity and royalty costs, partially offset by higher production. Amortization per ounce decreased 9% due to higher production.

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

Gold production for the Africa operations is expected to increase in 2012 to approximately 570,000 to 600,000 ounces due to higher ore grade. Costs applicable to sales per ounce of approximately $500 to $550 are expected for 2012, primarily as a result of higher mining and milling costs.

Foreign Currency Exchange Rates

Foreign currency exchange rates can increase or decrease profit margins and Costs applicable to sales to the extent costs are paid in foreign currencies. Such fluctuations have not had a material impact on our revenue since gold and copper are sold throughout the world principally in U.S. dollars. Approximately 43%, 36% and 24% of our Costs applicable to sales were paid in currencies other than the U.S. dollar in 2011, 2010 and 2009, respectively. Our Costs applicable to sales are most significantly impacted by variations in the Australian dollar/U.S. dollar exchange rate. We estimate that every $0.10 increase in the U.S. dollar/Australian dollar exchange rate increases annually the U.S. dollar Costs applicable to sales by approximately $90 for each ounce of gold sold from operations in Australia before taking into account the impact of currency hedging. However, variations in the Australian dollar/U.S. dollar exchange rate historically have been strongly correlated to variations in the U.S. dollar gold price over the long-term. Changes in costs at Australian locations due to exchange rate changes have therefore tended to be mitigated by changes in sales reported in U.S. dollars at Australian locations. No assurance, however, can be given that the Australian dollar/U.S. dollar exchange rate will continue to be strongly correlated to the U.S. dollar gold price in the future.

NEWMONT MINING CORPORATION

Variations in foreign currency exchange rates increased Costs applicable to sales per ounce $9, net of hedging, in 2011 compared to 2010, and increased Costs applicable to sales per ounce $10, net of hedging, in 2010 from 2009, primarily due to movements in the Australian dollar.

We hedge a portion of our forecasted Australian dollar denominated operating expenditures. At December 31, 2011, we have hedged 76%, 62%, 46%, 26% and 10% of our forecasted Australian denominated operating costs in 2012, 2013, 2014, 2015 and 2016, respectively, at an average rate of 0.91, 0.92, 0.89, 0.87 and 0.89, respectively.

Foreign currency exchange rates have not had a material impact on our determination of proven and probable reserves. However, if a sustained weakening of the U.S. dollar in relation to the Australian dollar, and/or to other foreign currencies that impact our cost structure, were not mitigated by offsetting increases in the U.S. dollar gold price or by other factors, the amount of proven and probable reserves in the applicable foreign country could be reduced as certain proven and probable reserves may no longer be economic. The extent of any such reduction would be dependent on a variety of factors including the length of time of any such weakening of the U.S. dollar, and management’s long-term view of the applicable exchange rate. Future reductions of proven and probable reserves would primarily result in reduced gold or copper sales and increased amortization and, depending on the level of reduction, could also result in impairments of property, plant and mine development, mineral interests and/or goodwill.

Liquidity and Capital Resources

Cash Provided from Operations

Net cash provided from continuing operations was $3,591, $3,180 and $2,914 for 2011, 2010 and 2009, respectively, and was impacted by the following key factors:

	Years Ended December 31,
	2011	2010	2009
Consolidated gold ounces sold (in thousands)	5,820	6,296	6,534
Average price received per ounce of gold, net	$1,562	$1,222	$977
Costs applicable to sales per ounce of gold(1)	(591)	(485)	(411)

Operating margin per ounce of gold(2)	$971	$737	$566

Consolidated copper pounds sold (in millions)	356	539	507
Average price received per pound of copper, net	$3.54	$3.43	$2.60
Costs applicable to sales per pound of copper(1)	(1.26)	(0.80)	(0.64)

Operating margin per pound of copper(2)	$2.28	$2.63	$1.96

(1)	Excludes Amortization and Reclamation and remediation.

(2)	See “Non-GAAP Financial Measures” on page 83.

Net cash provided from continuing operations was a record $3,591 in 2011, an increase of $411 from 2010 due to higher realized gold prices resulting in an increase in gold operating margin and a lower increase in working capital of $443 (trade receivables, accounts payable and other accrued liabilities); partially offset by higher Costs applicable to sales resulting in a decrease in copper operating margin and lower gold and copper sales volumes as discussed above in Consolidated Financial Results. The increase was also partially offset by higher investments in advanced projects of $157 and exploration of $132 and higher current income and mining tax expense of $148. Cash flow provided from operations during 2010 was $3,180, an increase of $266 from 2009 due to higher realized gold and copper prices resulting in an increase in operating margins and increased consolidated copper sales volume; partially offset by

NEWMONT MINING CORPORATION

decreased gold sales volume as discussed above in Consolidated Financial Results. The increase was also partially offset by higher Costs applicable to sales, primarily from a full year of Boddington operations, higher interest expense of $159, higher current income and mining tax expense of $408, and an additional $527 investment in working capital (trade receivables, inventories, stockpiles and ore on leach pads).

We are currently planning to contribute $35 to our retirement benefit programs in 2012. For additional discussion see Note 8 to the Consolidated Financial Statements.

Investing Activities

Net cash used in investing activities was $5,067 in 2011 compared to $1,419 and $2,781 in 2010 and 2009, respectively, for the reasons explained below.

Additions to property, plant and mine development were $2,787, $1,402 and $1,769 in 2011, 2010 and 2009, respectively, as follows:

	Years Ended December 31,
	2011	2010	2009
North America:
Nevada	$559	$298	$205
Hope Bay	101	115	5
La Herradura	81	41	54

	741	454	264

South America:
Yanacocha	360	167	119
Conga	739	134	27

	1,099	301	146

Asia Pacific:
Boddington	217	146	1,093
Batu Hijau	196	67	44
Other Australia/New Zealand	294	176	122
Other Asia Pacific	18	17	3

	725	406	1,262

Africa:
Ahafo	116	109	75
Akyem	248	70	10

	364	179	85
Corporate and Other	35	34	16

Accrual basis	2,964	1,374	1,773
Decrease (increase) in accrued capital expenditures	(177)	28	(4)

Cash basis	$2,787	$1,402	$1,769

Capital expenditures in Nevada during 2011 included $52 for Leeville/Turf development, $227 for surface and underground development, $98 for process facilities improvements and upgrades, $25 for mine equipment and $24 for reserve conversion and other capital drilling in Nevada. Expenditures at La Herradura were $81 primarily for land purchases, development of Noche Buena and equipment

NEWMONT MINING CORPORATION

purchases. Hope Bay expenditures included $101 primarily for construction activities and mill equipment. South America capital expenditures included $229 for surface development and $53 for surface equipment at Yanacocha and $739 primarily for engineering, construction, equipment and off-site infrastructure at Conga. Capital expenditures in Asia Pacific included $228 for surface and underground equipment, $149 for surface and underground mine development, $78 for land purchases, $71 for process facilities and $65 for tailings facilities. Capital expenditures in Africa included $55 for Subika underground expansion, $18 for equipment at Ahafo and $248 primarily for land acquisitions, engineering, construction and surface development at the Akyem project.

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

Capital expenditures in North America during 2009 included $54 for La Herradura development of Soledad-Dipolos, $20 for Leeville/Turf development, $71 for surface and underground development, $24 for reserve conversion and other capital drilling and $23 for mine equipment in Nevada. Hope Bay expenditures included $5 for project infrastructure. South America capital expenditures included $27 for the Conga project and $37 for leach pad expansions and $32 for surface improvements at Yanacocha. Capital expenditures in Asia Pacific included $1,093 for Boddington and $106 for surface and underground mine development in Other Australia/New Zealand. Batu Hijau’s capital expenditures included $10 for mine equipment purchases and $17 for mine dewatering. Capital expenditures in Africa included $6 for infrastructure and land, $28 for Amoma land acquisition and road construction, $14 for tailings dams and $10 for the Akyem project.

During 2011, 2010 and 2009, $52, $57 and $29, respectively, of drilling and related costs were capitalized and included in mine development costs. These capitalized costs included $11 at North America, $16 at South America, $14 at Asia Pacific and $11 at Africa in 2011; $26 at North America, $23 at Asia Pacific and $8 at Africa in 2010; $24 at North America and $5 at Asia Pacific in 2009.

During 2011, 2010 and 2009, $214, $36 and $26, respectively, of pre-stripping costs were capitalized and included in mine development costs. Pre-stripping costs included Nevada (East Carlin, Star Complex and North Lantern) pits in North America and Yanacocha (El Tapado Oeste, Cerro Negro and Maqui Maqui) and Conga pits in South America in 2011, the Lantern 3 pit in Nevada and El Tapado Oeste pit at Yanacocha in 2010 and the North Lantern pit in Nevada in 2009.

We anticipate capital expenditures of approximately $4,000 to $4,300 in 2012, with approximately 60% to be spent on major project initiatives, including further development of Akyem in Ghana, the Tanami Shaft in Australia, the Nevada project portfolio and potentially Conga in Peru. The remaining 40% is expected to be spent on several expansion and optimization projects, routine replacements, new project development and other mine life extension efforts.

Acquisitions, net.    On April 6, 2011, Newmont acquired all of the outstanding common shares of Fronteer Gold Inc. (“Fronteer”) for total consideration of $2,259 less cash received from the acquisition of $2 for a net payment of $2,257. In connection with the acquisition, Newmont incurred transaction costs of $22 during 2011, which were recorded in Other Expense, net. In 2009, we paid $982 to

NEWMONT MINING CORPORATION

acquire the remaining 33.33% interest in Boddington. Consideration also included quarterly contingent payments capped at a combined $100, equal to 50% of the average realized operating margin (Sales less Costs applicable to sales on a by-product basis), if any, exceeding $600 per ounce, payable on one-third of gold sales from Boddington beginning in the second quarter of 2010. During 2011 and 2010, we paid $30 and $4, respectively, in contingent payments in accordance with the Boddington acquisition agreement. Additionally, we paid $11 for our share of the Noche Buena mining property near the La Herradura, Mexico operation in 2009.

Purchases and sales of marketable securities.    During 2011, we purchased marketable securities of $21 and we received $81 from the sale of our investments in New Gold, Inc. and other marketable securities. During 2010, we purchased marketable securities of $28 and we received $3 for the sale of marketable securities. During 2009, we purchased marketable securities of Regis Resources for $5 and we received $17 for the sale of Regis Resources shares and other marketable securities.

Proceeds from sale of other assets.    During 2011, we received $9 primarily from the sale of investments. During 2010, we received $13 from the sale of our 40% interest in AGR and $5 and $4 for the sale of exploration properties in Armenia and Guyana, respectively. We also received $34 from the sale of other assets including non-core assets held at Tanami. During 2009, proceeds included $14 for the sale of other mining projects.

Financing Activities

Net cash provided from (used in) financing activities of continuing operations was $(854) in 2011, compared to $(915) and $2,572 in 2010 and 2009, respectively, for the reasons explained below.

Proceeds from debt, net.    During 2011, we borrowed $2,041 under our revolving credit facility and paid debt issuance costs of $30.

During 2009, we received proceeds from debt of $4,299, including $1,756 under our revolving credit facility, $1,080 net proceeds from the issuance of senior notes due in 2039, $895 net proceeds from the issuance of senior notes due in 2019, $504 net proceeds from the issuance of convertible senior notes due in 2012 and $64 from other credit facilities.

At December 31, 2011, $244 of the $2,500 revolving credit facility was used to secure the issuance of letters of credit, primarily supporting reclamation obligations (see “Off-Balance Sheet Arrangements” below) and $33 was used in outstanding borrowings.

Repayment of debt.    During 2011, we repaid $2,273 of debt, including repayment of $2,008 under our revolving credit facility and scheduled debt repayments of $223 for our 8 5/8% debentures, $30 related to the sale-leaseback of the refractory ore treatment plant (classified as a capital lease) and $12 on other credit facilities and capital leases.

During 2010, we repaid $430 of debt, including pre-payment of the $220 remaining under the PTNNT project financing facility and $96 and $52 under Yanacocha’s senior notes and credit facility, respectively, and scheduled debt repayments of $24 related to the sale-leaseback of the refractory ore treatment plant and $38 on other credit facilities and capital leases. During 2009, we repaid $2,731 of debt, including $2,513 under our revolving credit facility, $86 for Batu Hijau project financing scheduled debt repayments, $72 for short-term borrowings at Batu Hijau, $24 related to the sale-leaseback of the refractory ore treatment plant and $36 on other credit facilities and capital leases.

Scheduled minimum debt repayments are $689 in 2012, $10 in 2013, $522 in 2014, $10 in 2015, $43 in 2016 and $3,039 thereafter. We expect to be able to fund maturities of debt from Net cash provided by operating activities, short-term investments, existing cash balances, available credit facilities and an expected debt issuance in the first half of 2012.

NEWMONT MINING CORPORATION

At December 31, 2011 and 2010, we were in compliance with all required debt covenants and other restrictions related to our debt agreements.

Proceeds from stock issuance, net.    We received proceeds of $40, $60 and $1,278 during 2011, 2010 and 2009, respectively, from the issuance of common stock. In February 2009, we completed a public offering of 34,500,000 shares of common stock at $37 per share for net proceeds of $1,236.

Sale of noncontrolling interests.    In March 2010, November 2009 and December 2009, NTPBV completed the sale of 7%, 10% and 7%, respectively, of shares in PTNNT to a third party buyer. These transactions reduced our ownership interest in PTNNT to 31.5%. Cash proceeds from the 2010 and 2009 sales were $229 and $638, respectively, with our 56.25% share being $129 and $359, respectively, and the remaining balances paid to our NTPBV partner.

Acquisition of noncontrolling interests.    In June 2010, PTPI, an unrelated noncontrolling shareholder of PTNNT, completed the sale of a 2.2% interest in PTNNT to PTIMI. To enable the transaction to proceed, we released our rights to the dividends payable on this 2.2% interest and released our security interest in the associated shares. We agreed to advance certain funds to PTIMI to enable it to purchase the 2.2% interest in exchange for (i) a pledge of their share of PTNNT, (ii) an assignment of dividends payable on the shares, net of withholding tax, and (iii) a commitment to support the application of Newmont standards to the operation of the Batu Hijau mine. The funds that we advanced to PTIMI and which it paid to PTPI for the shares were used by PTPI to reduce its outstanding loan balance with us. Upon completion of this transaction, PTPI requested and was allowed to make additional draw-downs under our agreement with PTPI. Our economic interest in PTPI’s and PTIMI’s combined 20% ownership interest in PTNNT remains at 17% and did not change as a result of these transactions.

In December 2009, we entered into a transaction with PTPI whereby we agreed to advance certain funds to PTPI in exchange for (i) a pledge of its 20% share of PTNNT, (ii) an assignment of dividends payable on the shares, net of withholding tax, (iii) a commitment to support the application of Newmont standards to the operation of the Batu Hijau mine, and (iv) as of September 16, 2011, powers of attorney to vote and sell PTNNT shares in support of the pledge, enforceable in the event of default as further security for the funding. As a result, our effective economic interest in PTNNT increased by 17%.

Dividends paid to noncontrolling interests.    We paid dividends of $117, $462 and $394 to noncontrolling interests during 2011, 2010 and 2009, respectively. The payments in 2011 included $15 of Indonesian withholding taxes related to dividends paid to noncontrolling interests in December 2010. The dividends paid in 2010 and 2009, included $100 and $279, respectively, for our NTPBV partner’s share of the interest sold in Batu Hijau during those years.

Dividends paid to common stockholders.    We paid annual dividends of $1.00, $0.50 and $0.40 per common share during 2011, 2010 and 2009, respectively. Additionally, Newmont Mining Corporation of Canada Limited, a subsidiary of the Company, paid annual dividends of C$1.00, C$0.52 and C$0.46 during 2011, 2010 and 2009, respectively. On February 22, 2012, we declared a regular quarterly dividend of $0.35 per share, payable March 30, 2012 to holders of record at the close of business on March 15, 2012. Total dividends paid to common stockholders were $494, $246 and $196 in 2011, 2010 and 2009, respectively.

Discontinued Operations

Net operating cash provided from (used in) discontinued operations was $(7) in 2011, compared to $(13) and $33 in 2010 and 2009, respectively. Discontinued operations in 2011 relate to payments on the Holt property royalty. The 2010 and 2009 amounts related to the Kori Kollo operation in Bolivia which was sold in 2009.

NEWMONT MINING CORPORATION

Net cash used in financing activities of discontinued operations was $2 in 2009 for repayment of debt at Kori Kollo.

Corporate Revolving Credit Facility

Effective May 20, 2011, the Company entered into a new uncollateralized $2,500 revolving credit facility with a syndicate of commercial banks. This new revolving credit facility replaced the existing revolving credit facility which was cancelled upon the effectiveness of the new facility. The new facility provides for borrowings in U.S. dollars and contains a letter of credit sub-facility. The new facility matures in May 2016. Facility fees vary based on the credit ratings of the Company’s senior, uncollateralized, long-term debt. Borrowings under the facility bear interest at a market based rate plus a margin determined by the Company’s credit rating. At December 31, 2011, we had $33 borrowings outstanding under the facility. There was $244 and $153 outstanding in letters of credit at December 31, 2011 and 2010, respectively.

Subsidiary Financings

PTNNT Revolving Credit Facility

Effective May 27, 2011, PTNNT entered into a new $600 reducing revolving credit facility with a syndicate of banks. This new reducing revolving facility provides for borrowings in U.S. dollars. The facility matures in March 2017. The facility is non-recourse to Newmont and substantially all of PTNNT’s assets are pledged as collateral. Borrowings under the facility bear interest at a rate per annum equal to LIBOR plus a margin of 4.00%. Commitment fees currently accrue on the daily average unused amount of the commitment of each lender at an annual rate of 2.00%. There were no borrowings outstanding under the facility at December 31, 2011.

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

At December 31, 2011 and 2010, we were in compliance with all debt covenants and provisions related to potential defaults.

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

NEWMONT MINING CORPORATION

Contractual Obligations

Our contractual obligations at December 31, 2011 are summarized as follows:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1 - 3 Years	4 - 5 Years	More than 5 Years
Debt(1)	$7,374	$701	$1,038	$815	$4,820
Capital lease obligations(2)	168	167	1	—	—
Reclamation and remediation obligations(3)	1,959	72	214	152	1,521
Employee-related benefits(4)	657	71	136	84	366
Uncertain income tax liabilities and interest(5)	88	—	—	—	88
Operating leases	100	23	40	20	17
Minimum royalty payments	362	28	83	55	196
Purchase obligations(6)	725	142	188	89	306
Other(7)	884	258	482	70	74

	$12,317	$1,462	$2,182	$1,285	$7,388

(1)	Amounts represent principal ($4,147) and estimated interest payments ($3,227) assuming no early extinguishment.

(2)

Amounts represent principal ($166) and estimated interest payments ($2) which includes the early buy-out option of the refractory ore treatment plant discussed in Note 23 to the Consolidated Financial Statements.

(3)

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

(4)

Contractual obligations for Employee-related benefits include severance, workers’ participation, pension and other benefit plans. Pension plan benefit payments beyond 2016 cannot be reasonably estimated given variable market conditions and actuarial assumptions and are not included.

(5)

We are unable to reasonably estimate the timing of our uncertain income tax liabilities and interest payments beyond 2012 due to uncertainties in the timing of the effective settlement of tax positions.

(6)

Purchase obligations are not recorded in the Consolidated Financial Statements. Purchase obligations represent contractual obligations for purchase of power, materials and supplies, consumables, inventories and capital projects.

(7)

Other includes accrued Boddington contingent consideration of $54, the accrued Holt royalty of $176 and other obligations which are not reflected in our Consolidated Financial Statements including labor and service contracts. Payments related to derivative contracts cannot be reasonably estimated given variable market conditions. See Note 17 to the Consolidated Financial Statements.

Off-Balance Sheet Arrangements

We have the following off-balance sheet arrangements: operating leases (as disclosed in the above table) and $1,354 of outstanding letters of credit, surety bonds and bank guarantees (see Note 31 to the Consolidated Financial Statements).

NEWMONT MINING CORPORATION

We also have sales agreements to sell copper and gold concentrates at market prices as follows (in thousands of tons):

	2012	2013	2014	2015	2016	Thereafter
Batu Hijau	327	344	518	––	––	––
Boddington	220	243	154	154	154	253
Nevada	75	––	––	––	––	––

	622	587	672	154	154	253

For information regarding these copper sales agreements, see Item 7A, Quantitative and Qualitative Disclosures about Market Risk-Hedging, Provisional Copper and Gold Sales, below.

Future Cash Flows

We anticipate significant future capital expenditures (see Investing Activities, above), funding of exploration and advanced projects, debt repayments and dividends to both common shareholders and noncontrolling interests will impact Net cash used in investing activities and Net cash used in financing activities and exceed Net cash provided by operations. Our ability to raise and service significant new sources of capital will be a function of macroeconomic conditions, future gold and copper prices as well as our operational performance, current cash flow and debt position, among other factors. We may determine that it is necessary or appropriate to issue additional equity or other securities, defer projects or sell assets. Additional financing may not be available when needed or, if available, the terms of such financing may not be favorable to us and, if raised by offering equity securities, may involve substantial dilution to existing stockholders. In the event of lower gold and copper prices, unanticipated operating or financial challenges, or new funding limitations, our ability to pursue new business opportunities, invest in existing and new projects, fund our ongoing business activities, retire or service all outstanding debt and pay dividends could be significantly constrained. For information on our long-term debt, capital lease obligations and operating leases, see Note 23 to the Consolidated Financial Statements.

In 2011, we entered into forward starting swaps position amounts with a total notional value of $2,000. These swaps hedge movements in treasury rates related to an expected debt issuance in the first half of 2012. At December 31, 2011, the hedge contracts were in a liability position of $399. The proceeds from the expected debt issuance will be impacted by the fair value of the swap contracts at the time of issuance. If the anticipated debt issuance does not proceed, we will be required to cash settle the swap contracts with the full amount of the payment charged against earnings.

Cash flows are expected to be impacted by variations in the realized prices of gold and copper. For information on the sensitivity of our Net cash provided by operations to metal prices, see Item 7A, Quantitative and Qualitative Disclosures about Market Risk.

Cash flows are also expected to be impacted by variations in foreign currency exchange rates in relation to the U.S. dollar, particularly with respect to the Australian dollar. Accordingly, we have entered into derivative instruments to reduce the volatility of Costs applicable to sales in Asia Pacific. For information concerning the sensitivity of our Costs applicable to sales to changes in foreign currency exchange rates, see Results of Consolidated Operations, Foreign Currency Exchange Rates, above. For information on the sensitivity of our Net cash provided from operations to foreign currency exchange rates, see Item 7A, Quantitative and Qualitative Disclosures about Market Risk. Net cash provided from operations will also be impacted in 2012 as a result of planned contributions of $35 for our post-retirement benefit programs.

Based on expected attributable production of between 5.0 and 5.2 million ounces of gold and between 150 and 170 million pounds of copper in 2012, we do not anticipate reasonably expected

NEWMONT MINING CORPORATION

variations in our production profile alone to influence our ability to pay our debt and other obligations in 2012.

Environmental

Our mining and exploration activities are subject to various federal and state laws and regulations governing the protection of the environment. We have made, and expect to make in the future, expenditures to comply with such laws and regulations, but cannot predict the full amount of such future expenditures. At December 31, 2011 and 2010, $1,070 and $904, respectively, were accrued for reclamation costs relating to currently, recently producing or developmental stage mineral properties, of which $47 is classified as a current liability. For more information on the Company’s reclamation and remediation liabilities, see Note 4 to the Consolidated Financial Statements.

In addition, we are involved in several matters concerning environmental obligations associated with former mining activities. Based upon our best estimate of our liability for these matters, $170 and $144 were accrued for such obligations at December 31, 2011 and 2010, respectively. We spent $15, $23 and $20 in 2011, 2010 and 2009, respectively, for environmental obligations related to former, primarily historic, mining activities, and have classified $24 as a current liability. Expenditures for 2011 related primarily to the Con mine in Canada which was acquired as part of the Miramar acquisition, the Mt. Leyshon property in Australia, which is a legacy Normandy site and the Dawn mill site in Washington State. Expenditures for 2010 related primarily to the Con mine in Canada, the Mt. Leyshon property in Australia, the Dawn mill site in Washington State and Resurrection, a mine site in Leadville, Colorado. Expenditures for 2009 related primarily to Grass Valley in California, the Mt. Leyshon property, the Dawn mill site and the Con mine. For more information on the Company’s obligations associated with former mining activities, see Note 31 to the Consolidated Financial Statements.

Included in capital expenditures were $172, $118 and $131 in 2011, 2010 and 2009, respectively, to comply with environmental regulations. Ongoing costs to comply with environmental regulations have not been a significant component of Costs applicable to sales.

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

NEWMONT MINING CORPORATION

analysts. Net income attributable to Newmont stockholders is reconciled to Adjusted net income as follows:

	Years Ended December 31,
	2011	2010	2009
Net income attributable to Newmont stockholders	$366	$2,277	$1,297
Hope Bay impairment	1,609	—	—
Loss from discontinued operations	136	28	11
Other impairments/asset sales	105	(35)	(8)
Acquisition costs	18	—	44
Boddington contingent consideration	1	1	15
PTNNT community contribution	—	13	—
Income tax planning, net	(65)	(391)	—

Adjusted net income	$2,170	$1,893	$1,359

Net income per share	$0.74	$4.63	$2.66
Adjusted net income per share	$4.39	$3.85	$2.79

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

NEWMONT MINING CORPORATION

The following tables reconcile these non-GAAP measures to the most directly comparable GAAP measures.

Costs applicable to sales per ounce/pound

	Gold			Copper
	Years Ended December 31,			Years Ended December 31,
	2011	2010	2009	2011	2010	2009

Costs applicable to sales:
Consolidated per financial statements	$3,440	$3,054	$2,685	$450	$430	$323
Noncontrolling interests(1)	(442)	(395)	(391)	(171)	(169)	(174)

Attributable to Newmont	$2,998	$2,659	$2,294	$279	$261	$149

Gold/Copper sold (thousand ounces/million pounds):
Consolidated	5,820	6,296	6,534	356	539	507
Noncontrolling interests(1)	(795)	(1,043)	(1,317)	(153)	(246)	(281)

Attributable to Newmont	5,025	5,253	5,217	203	293	226

Costs applicable to sales per ounce/pound:
Consolidated	$591	$485	$411	$1.26	$0.80	$0.64
Attributable to Newmont	$597	$506	$440	$1.37	$0.89	$0.66

NEWMONT MINING CORPORATION

Net attributable costs applicable to sales per ounce

	Years Ended December 31,
	2011	2010	2009
Attributable costs applicable to sales:
Gold	$2,998	$2,659	$2,294
Copper	279	261	149

	3,277	2,920	2,443

Copper revenue:
Consolidated	(1,262)	(1,848)	(1,319)
Noncontrolling interests(1)	542	847	730

	(720)	(1,001)	(589)

Net attributable costs applicable to sales	$2,557	$1,919	$1,854

Attributable gold ounces sold (thousands)	5,025	5,253	5,217
Net attributable costs applicable to sales per ounce	$509	$365	$355

(1)	Relates to partners’ interests in Batu Hijau and Yanacocha.

Operating margin per ounce/pound

Operating margin per ounce/pound are non-GAAP financial measures. These measures are calculated by subtracting the costs applicable to sales per ounce of gold and per pound of copper from the average realized gold price per ounce and copper price per pound, respectively. These measures are calculated on a consistent basis for the periods presented on a consolidated basis. Operating margin per ounce/pound statistics are intended to provide additional information only and do not have any standardized meaning prescribed by GAAP and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with GAAP. The measures are not necessarily indicative of operating profit or cash flow from operations as determined under GAAP. Other companies may calculate these measures differently. Operating margin per ounce/pound is calculated as follows:

	Gold			Copper
	Years Ended December 31,			Years Ended December 31,
	2011	2010	2009	2011	2010	2009
Average realized price per ounce/pound	$1,562	$1,222	$977	$3.54	$3.43	$2.60
Costs applicable to sales per ounce/pound	(591)	(485)	(411)	(1.26)	(0.80)	(0.64)

	$971	$737	$566	$2.28	$2.63	$1.96

ITEM 7A. QUANTITATIVE	AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (dollars in millions except per share, per ounce and per pound amounts)

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

NEWMONT MINING CORPORATION

Foreign Currency

Changes in the foreign currency exchange rates in relation to the U.S. dollar may affect our profitability and cash flow. Foreign currency exchange rates can fluctuate widely due to numerous factors, such as supply and demand for foreign and U.S. currencies and U.S. and foreign country economic conditions. In addition to our operations in the United States, we have assets or operations in Australia, Peru, Indonesia, Ghana, Mexico, New Zealand and Canada. All of our operations sell their metal production based on U.S. dollar gold and copper prices. Fluctuations in the local currency exchange rates in relation to the U.S. dollar can increase or decrease profit margins and Costs applicable to sales per ounce to the extent costs are paid in local currency at foreign operations. The Australian dollar/U.S. dollar exchange rate has had the greatest impact on our Costs applicable to sales, as measured in U.S. dollars. However, variations in the Australian dollar/U.S. dollar exchange rate have historically been strongly correlated to variations in the U.S. dollar gold price over the long-term. Increases or decreases in costs at Australian gold operations due to exchange rate changes have therefore tended to be mitigated by changes in sales reported in U.S. dollars for such locations. No assurance can be given that the Australian dollar/U.S. dollar exchange rate will continue to be strongly correlated to the U.S. dollar gold price in the future, or that short-term changes in the Australian dollar/U.S. dollar exchange rate will not have an impact on our profitability and cash flow. Foreign currency exchange rates in relation to the U.S. dollar have not had a material impact on our determination of proven and probable reserves in the past. However, if a sustained weakening of the U.S. dollar in relation to the Australian dollar, and/or to other foreign currencies that impact our cost structure, were not mitigated by offsetting increases in the U.S. dollar gold price or by other factors, profitability, cash flows and the amount of proven and probable reserves in the applicable foreign country could be reduced. The extent of any such reduction would be dependent on a variety of factors including the length of time of any such weakening of the U.S. dollar, and management’s long-term view of the applicable exchange rate. For information concerning the sensitivity of our Costs applicable to sales to changes in foreign currency exchange rates, see Item 7, Management’s Discussion and Analysis of Consolidated Results of Operations and Financial Condition-Results of Consolidated Operations-Foreign Currency Exchange Rates, above.

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

NEWMONT MINING CORPORATION

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

Foreign Currency Exchange Risk

We had the following foreign currency derivative contracts outstanding at December 31, 2011 and 2010:

	Expected Maturity Date						Fair Value, Net
	2012	2013	2014	2015	2016	Total Average	At December 31, 2011 2010
A$ Operating Fixed Forward Contracts:
A$ notional (millions)	1,218	951	665	375	141	3,350	$223	$295
Average rate ($/A$)	0.91	0.92	0.89	0.87	0.89	0.90
Expected hedge ratio	76%	62%	46%	26%	10%
A$ Capital Fixed Forward Contracts:
A$ notional (millions)	57	51	22	—	—	130	$(1)	$—
Average rate ($/A$)	1.01	0.98	0.96	—	—	0.99
Expected hedge ratio	42%	28%	23%	—	—
NZ$ Operating Fixed Forward Contracts:
NZ$ notional (millions)	62	23	—	—	—	85	$1	$6
Average rate ($/NZ$)	0.75	0.77	—	—	—	0.76
Expected hedge ratio	48%	20%	—	—	—

Diesel Price Risk

We had the following diesel derivative contracts outstanding at December 31, 2011 and 2010:

	Expected Maturity Date				Fair Value, Net
	2012	2013	2014	Total Average	At December 31, 2011 2010
Diesel Fixed Forward Contracts:
Diesel gallons (millions)	25	11	3	39	$1	$8
Average rate ($/gallon)	2.81	2.90	2.82	2.84
Expected Nevada hedge ratio	56%	24%	7%

NEWMONT MINING CORPORATION

Forward Starting Swap Contracts

In 2011, we entered into forward starting swap contracts with a total notional value of $2,000. These contracts hedge movements in treasury rates related to an expected debt issuance. Subsequent to entering into the forward starting swap contracts, we revised our expected debt issuance date to the first half of 2012 and extended the terms of the forward starting swap contracts resulting in the recognition of a $15 charge related to hedge ineffectiveness. At December 31, 2011, the hedge contracts were in a liability position of $399. The proceeds from the expected debt issuance will be adjusted by the fair value of the swap contracts at the time of issuance. If the anticipated debt issuance does not proceed, we will be required to cash settle the swap contracts with the full amount of the payment charged against earnings.

Treasury Rate Lock Contracts

In connection with the 2019 and 2039 notes issued in September 2009, we acquired treasury rate lock contracts to reduce the variability of the proceeds realized from the bond issuances. The treasury rate locks resulted in $6 and $5 unrealized gains in Accumulated other comprehensive income for the 2019 and 2039 notes, respectively. We previously acquired treasury rate locks in connection with the issuance of the 2035 notes that resulted in a $10 unrealized loss in Accumulated other comprehensive income. The gains/losses from these contracts are recognized in Interest expense, net over the terms of the respective notes.

Fair Value Hedges

Interest Rate Risk

We had $222 fixed to floating swap contracts designated as a hedge against debt which matured in May 2011. The fair value of the interest rate swaps was $3 at December 31, 2010.

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

The average LME copper price was $4.00 per pound during 2011, compared with the Company’s recorded average provisional price of $4.02 before mark-to-market losses and treatment and refining charges. During 2011, decreasing copper prices resulted in a provisional pricing mark-to-market loss of $92 ($0.26 per pound). At December 31, 2011, Newmont had copper sales of 79 million pounds priced at an average of $3.43 per pound, subject to final pricing over the next several months. Each $0.10 change in the price for provisionally priced sales would have an approximate $3 effect on our Net income attributable to Newmont stockholders.

The average London P.M. fix for gold was $1,572 per ounce during 2011, compared with the Company’s recorded average provisional price of $1,567 per ounce before mark-to-market gains and treatment and refining charges. During 2011, increasing gold prices resulted in a provisional pricing mark-to-market gain of $31 ($5 per ounce). At December 31, 2011, Newmont had gold sales of 85,000 ounces priced at an average of $1,576 per ounce, subject to final pricing over the next several months. Each $25 change in the price for provisionally priced gold sales would have an approximate $1 effect on our Net income attributable to Newmont stockholders.

NEWMONT MINING CORPORATION

Fixed and Variable Rate Debt

We have both fixed and variable rate debt. 98% and 99% of our debt portfolio was fixed rate debt at December 31, 2011 and 2010, respectively. The carrying value of fixed rate debt slightly decreased primarily due to the repayment of the 2011 8 5/8% debentures, partially offset by note discount amortization. Our fixed rate debt exposure at December 31, 2011 and 2010 is summarized as follows:

	At December 31,
	2011		2010
Carrying value of fixed rate debt		$4,059		$4,209
Fair value of fixed rate debt(1)		$5,010		$5,016
Pro forma fair value sensitivity of fixed rate debt of a +/–10 basis point interest rate change(2)	$	+/-36	$	+/–38

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

NEWMONT MINING CORPORATION

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting at December 31, 2011. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based upon its assessment, management concluded that, at December 31, 2011, the Company’s internal control over financial reporting was effective.

The effectiveness of the Company’s assessment of internal control over financial reporting at December 31, 2011 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

NEWMONT MINING CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Newmont Mining Corporation:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, comprehensive income (loss), changes in equity and cash flows present fairly, in all material respects, the financial position of Newmont Mining Corporation and its subsidiaries at December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting at December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 8. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Denver, Colorado

February 23, 2012

NEWMONT MINING CORPORATION

STATEMENTS OF CONSOLIDATED INCOME

	Years Ended December 31,
	2011	2010	2009
	(in millions, except per share)
Sales (Note 3)	$10,358	$9,540	$7,705
Costs and expenses
Costs applicable to sales(1) (Note 3)	3,890	3,484	3,008
Amortization (Note 3)	1,036	945	806
Reclamation and remediation (Note 4)	120	65	59
Exploration	350	218	187
Advanced projects, research and development	373	216	135
General and administrative	198	178	159
Write-down of property, plant and mine development (Note 5)	2,084	6	7
Other expense, net (Note 6)	265	261	358

	8,316	5,373	4,719

Other income (expense)
Other income, net (Note 7)	12	109	88
Interest expense, net of capitalized interest of $52, $21 and $111, respectively	(244)	(279)	(120)

	(232)	(170)	(32)

Income before income and mining tax and other items	1,810	3,997	2,954
Income and mining tax expense (Note 10)	(713)	(856)	(829)
Equity income (loss) of affiliates (Note 11)	11	3	(16)

Income from continuing operations	1,108	3,144	2,109
Loss from discontinued operations (Note 12)	(136)	(28)	(16)

Net income	972	3,116	2,093
Net income attributable to noncontrolling interests (Note 13)	(606)	(839)	(796)

Net income attributable to Newmont stockholders	$366	$2,277	$1,297

Net income (loss) attributable to Newmont stockholders:
Continuing operations	$502	$2,305	$1,308
Discontinued operations	(136)	(28)	(11)

	$366	$2,277	$1,297

Income (loss) per common share (Note 14)
Basic:
Continuing operations	$1.02	$4.69	$2.68
Discontinued operations	(0.28)	(0.06)	(0.02)

	$0.74	$4.63	$2.66

Diluted:
Continuing operations	$1.00	$4.61	$2.68
Discontinued operations	(0.27)	(0.06)	(0.02)

	$0.73	$4.55	$2.66

Cash dividends declared per common share	$1.00	$0.50	$0.40

(1)	Excludes Amortization and Reclamation and remediation.

The accompanying notes are an integral part of these consolidated financial statements.

NEWMONT MINING CORPORATION

STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME (LOSS)

	Years Ended December 31,
	2011	2010	2009
	(in millions)
Net income	$972	$3,116	$2,093
Other comprehensive income (loss):
Unrealized gain (loss) on marketable securities, net of $41, $(60) and $(82) tax benefit (expense), respectively	(195)	269	418
Foreign currency translation adjustments	8	98	264
Change in pension and other post-retirement benefits, net of $32, $7 and $(7) tax benefit (expense), respectively
Net change from periodic revaluations	(76)	(23)	4
Net amount reclassified to income	16	10	10

Net unrecognized gain (loss) on pension and other post-retirement benefits	(60)	(13)	14

Change in fair value of cash flow hedge instruments, net of $168, $(59) and $(82) tax benefit (expense), respectively Net change from periodic revaluations	(73)	202	183
Net amount reclassified to income	(136)	(72)	3

Net unrecognized gain (loss) on derivatives	(209)	130	186

Other comprehensive income (loss)	(456)	484	882

Comprehensive income	$516	$3,600	$2,975

Comprehensive income (loss) attributable to:
Newmont stockholders	$(90)	$2,759	$2,176
Noncontrolling interests	606	841	799

	$516	$3,600	$2,975

The accompanying notes are an integral part of these consolidated financial statements.

NEWMONT MINING CORPORATION

STATEMENTS OF CONSOLIDATED CASH FLOWS

	Years Ended December 31,
	2011	2010	2009
	(in millions)
Operating activities:
Net income	$972	$3,116	$2,093
Adjustments:
Amortization	1,036	945	806
Stock based compensation and other non-cash benefits	79	70	57
Reclamation and remediation	101	65	59
Revaluation of contingent consideration	1	2	23
Loss from discontinued operations	136	28	16
Write-down of property, plant and mine development	2,084	6	7
Impairment of marketable securities	180	1	6
Deferred income taxes	(671)	(380)	1
Gain on asset sales, net	(81)	(64)	(24)
Other operating adjustments and write-downs	65	145	97
Net change in operating assets and liabilities (Note 27)	(311)	(754)	(227)

Net cash provided from continuing operations	3,591	3,180	2,914
Net cash provided from (used in) discontinued operations (Note 12)	(7)	(13)	33

Net cash provided from operations	3,584	3,167	2,947

Investing activities:
Additions to property, plant and mine development	(2,787)	(1,402)	(1,769)
Acquisitions, net	(2,309)	(4)	(1,007)
Proceeds from sale of marketable securities	81	3	17
Purchases of marketable securities	(21)	(28)	(5)
Proceeds from sale of other assets	9	56	18
Other	(40)	(44)	(35)

Net cash used in investing activities	(5,067)	(1,419)	(2,781)

Financing activities:
Proceeds from debt, net	2,011	—	4,299
Repayment of debt	(2,273)	(430)	(2,731)
Proceeds from stock issuance, net	40	60	1,278
Sale of noncontrolling interests	—	229	638
Acquisition of noncontrolling interests	—	(110)	(287)
Dividends paid to noncontrolling interests	(117)	(462)	(394)
Dividends paid to common stockholders	(494)	(246)	(196)
Other	(21)	44	(35)

Net cash provided from (used in) financing activities of continuing operations	(854)	(915)	2,572
Net cash used in financing activities of discontinued operations (Note 12)	—	—	(2)

Net cash provided from (used in) financing activities	(854)	(915)	2,570

Effect of exchange rate changes on cash	41	8	44

Net change in cash and cash equivalents	(2,296)	841	2,780
Cash and cash equivalents at beginning of period	4,056	3,215	435

Cash and cash equivalents at end of period	$1,760	$4,056	$3,215

The accompanying notes are an integral part of these consolidated financial statements.

NEWMONT MINING CORPORATION

CONSOLIDATED BALANCE SHEETS

	At December 31, 2011	At December 31, 2010
	(in millions)
ASSETS
Cash and cash equivalents	$1,760	$4,056
Trade receivables	300	582
Accounts receivable	320	88
Investments (Note 18)	94	113
Inventories (Note 19)	714	658
Stockpiles and ore on leach pads (Note 20)	671	617
Deferred income tax assets (Note 10)	396	177
Other current assets (Note 21)	1,133	962

Current assets	5,388	7,253
Property, plant and mine development, net (Note 22)	15,881	12,907
Investments (Note 18)	1,472	1,568
Stockpiles and ore on leach pads (Note 20)	2,271	1,757
Deferred income tax assets (Note 10)	1,605	1,437
Other long-term assets (Note 21)	857	741

Total assets	$27,474	$25,663

LIABILITIES
Debt (Note 23)	$689	$259
Accounts payable	561	427
Employee-related benefits (Note 8)	307	288
Income and mining taxes (Note 10)	250	355
Other current liabilities (Note 24)	2,133	1,418

Current liabilities	3,940	2,747
Debt (Note 23)	3,624	4,182
Reclamation and remediation liabilities (Note 4)	1,169	984
Deferred income tax liabilities (Note 10)	2,147	1,488
Employee-related benefits (Note 8)	459	325
Other long-term liabilities (Note 24)	364	221

Total liabilities	11,703	9,947

Commitments and contingencies (Note 31)

EQUITY
Common stock — $1.60 par value; Authorized — 750 million shares Issued and outstanding — Common: 490 million and 487 million shares issued, less 273,000 and 271,000 treasury shares, respectively	784	778
Exchangeable: 56 million shares issued, less 51 million and 50 million redeemed shares, respectively
Additional paid-in capital	8,408	8,279
Accumulated other comprehensive income (Note 25)	652	1,108
Retained earnings	3,052	3,180

Newmont stockholders’ equity	12,896	13,345
Noncontrolling interests	2,875	2,371

Total equity	15,771	15,716

Total liabilities and equity	$27,474	$25,663

The accompanying notes are an integral part of these consolidated financial statements.

NEWMONT MINING CORPORATION

STATEMENTS OF CONSOLIDATED CHANGES IN EQUITY

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Noncontrolling Interests	Total Equity
	Shares	Amount
	(in millions)
Balance at December 31, 2008	455	$709	$6,831	$(253)	$4	$1,370	$8,661
Net income	—	—	—	—	1,297	796	2,093
Other comprehensive income	—	—	—	879	—	3	882
Dividends paid	—	—	(44)	—	(152)	(394)	(590)
Common stock offering	34	55	1,179	—	—	—	1,234
Convertible debt issuance	—	—	46	—	—	—	46
Sale of subsidiary shares to noncontrolling interests	—	—	63	—	—	467	530
Acquisition of subsidiary shares from noncontrolling interests	—	—	—	—	—	(332)	(332)
Stock based awards and related share issuances	2	3	86	—	—	—	89
Shares issued in exchange for exchangeable shares	—	3	(3)	—	—	—	—

Balance at December 31, 2009	491	$770	$8,158	$626	$1,149	$1,910	$12,613
Net income	—	—	—	—	2,277	839	3,116
Other comprehensive income	—	—	—	482	—	2	484
Dividends paid	—	—	—	—	(246)	(476)	(722)
Sale of subsidiary shares to noncontrolling interests	—	—	16	—	—	183	199
Acquisition of subsidiary shares from noncontrolling interests	—	—	—	—	—	(87)	(87)
Stock based awards and related share issuances	2	4	109	—	—	—	113
Shares issued in exchange for exchangeable shares	—	4	(4)	—	—	—	—

Balance at December 31, 2010	493	$778	$8,279	$1,108	$3,180	$2,371	$15,716
Net income	—	—	—	—	366	606	972
Other comprehensive loss	—	—	—	(456)	—	—	(456)
Dividends paid	—	—	—	—	(494)	(102)	(596)
Stock based awards and related share issuances	2	3	132	—	—	—	135
Shares issued in exchange for exchangeable shares	—	3	(3)	—	—	—	—

Balance at December 31, 2011	495	$784	$8,408	$652	$3,052	$2,875	$15,771

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

NOTE 2    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The Company’s Consolidated Financial Statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”). The preparation of the Company’s Consolidated Financial Statements requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and the related disclosure of contingent assets and liabilities at the date of the Consolidated Financial Statements and the reported amounts of revenues and expenses during the reporting period. The more significant areas requiring the use of management estimates and assumptions relate to mineral reserves that are the basis for future cash flow estimates utilized in impairment calculations and units-of-production amortization calculations; environmental, reclamation and closure obligations; estimates of recoverable gold and other minerals in stockpile and leach pad inventories; estimates of fair value for certain reporting units and asset impairments (including impairments of goodwill, long-lived assets and investments); write-downs of inventory, stockpiles and ore on leach pads to net realizable value; post-employment, post-retirement and other employee benefit liabilities; valuation allowances for deferred tax assets; reserves for contingencies and litigation; and the fair value and accounting treatment of financial instruments including marketable securities and derivative instruments. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Accordingly, actual results will differ from these amounts estimated in these financial statements.

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

The Company follows FASB Accounting Standards Codification (“ASC”) guidance for identification and reporting of entities over which control is achieved through means other than voting rights. The guidance defines such entities as Variable Interest Entities (“VIEs”). The Company has identified VIEs in connection with our interests in PT Newmont Nusa Tenggara (“PTNNT” or “Batu Hijau”) due to certain funding arrangements and shareholder commitments. The Company has financing arrangements with PT Pukuafu Indah (“PTPI”) and PT Indonesia Masbaga Investama (“PTIMI”), unrelated noncontrolling shareholders of PTNNT, whereby the Company agreed to advance certain funds to them in exchange for (i) a pledge of their combined 20% share of PTNNT, (ii) an assignment of dividends payable on the shares, net of withholding tax, (iii) a commitment from them to support the

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions, except per share, per ounce and per pound amounts)

application of our standards to the operation of Batu Hijau and (iv) as of September 16, 2011 in respect of PTPI only, powers of attorney to vote and sell PTNNT shares in support of the pledge, enforceable in an event of default as further security for the funding. The Company has determined itself to be the primary beneficiary of these entities and controls the operations of Batu Hijau, and therefore consolidates PTNNT in the Company’s financial statements.

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

Investments

Management determines the appropriate classification of its investments in equity securities at the time of purchase and reevaluates such determinations at each reporting date. Investments in incorporated entities in which the Company’s ownership is greater than 20% and less than 50%, or which the Company does not control through majority ownership or means other than voting rights, are accounted for by the equity method and are included in long-term assets. The Company accounts for its marketable security investments as available for sale securities in accordance with ASC guidance on accounting for certain investments in debt and equity securities. The Company periodically evaluates whether declines in fair values of its investments below the Company’s carrying value are other-than-temporary in accordance with ASC guidance. The Company’s policy is to generally treat a decline in the investment’s quoted market value that has lasted continuously for more than six months as an other-than-temporary decline in value. The Company also monitors its investments for events or changes in circumstances that have occurred that may have a significant adverse effect on the fair value of the investment and evaluates qualitative and quantitative factors regarding the severity and duration of the unrealized loss and the Company’s ability to hold the investment until a forecasted recovery occurs to determine if the decline in value of an investment is other-than-temporary. Declines in fair value below the Company’s carrying value deemed to be other-than-temporary are charged to earnings.

Stockpiles, Ore on Leach Pads and Inventories

As described below, costs that are incurred in or benefit the productive process are accumulated as stockpiles, ore on leach pads and inventories. Stockpiles, ore on leach pads and inventories are carried at the lower of average cost or net realizable value. Net realizable value represents the estimated future sales price of the product based on current and long-term metals prices, less the estimated costs to complete production and bring the product to sale. Write-downs of stockpiles, ore on leach pads and inventories to net realizable value are reported as a component of Costs applicable to sales. The current portion of stockpiles, ore on leach pads and inventories is determined based on the expected amounts to be processed within the next 12 months. Stockpiles, ore on leach pads and inventories not expected to be processed within the next 12 months are classified as long-term. The major classifications are as follows:

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

In-process Inventory

In-process inventories represent materials that are currently in the process of being converted to a saleable product. Conversion processes vary depending on the nature of the ore and the specific processing facility, but include mill in-circuit, flotation, leach and carbon-in-leach in circuits. In-process material is measured based on assays of the material fed into the process and the projected recoveries of the respective plants. In-process inventories are valued at the average cost of the material fed into the process attributable to the source material coming from the mines, stockpiles and/or leach pads plus the in-process conversion costs, including applicable amortization relating to the process facilities incurred to that point in the process.

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

Drilling and related costs are capitalized for an ore body where proven and probable reserves exist and the activities are directed at obtaining additional information on the ore body or converting non-reserve mineralization to proven and probable reserves. All other drilling and related costs are expensed as incurred. Drilling costs incurred during the production phase for operational ore control are allocated to inventory costs and then included as a component of Costs applicable to sales.

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

Reclamation and Remediation Costs

Reclamation obligations are recognized when incurred and recorded as liabilities at fair value. The liability is accreted over time through periodic charges to earnings. In addition, the asset retirement cost is capitalized as part of the asset’s carrying value and amortized over the life of the related asset. Reclamation costs are periodically adjusted to reflect changes in the estimated present value resulting from the passage of time and revisions to the estimates of either the timing or amount of the reclamation costs. The reclamation obligation is based on when spending for an existing disturbance will occur. The Company reviews, on an annual basis, unless otherwise deemed necessary, the reclamation obligation at each mine site in accordance with ASC guidance for reclamation obligations.

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

Derivative Instruments

Newmont has forward contracts designated as cash flow hedges in place to hedge against changes in foreign exchanges rates and diesel prices, and forward starting swap contracts to hedge against changes in treasury rates. The fair value of derivative contracts qualifying as cash flow hedges are reflected as assets or liabilities in the balance sheet. To the extent these hedges are effective in offsetting forecasted cash flows from production costs (the “effective portion”), changes in fair value are deferred in Accumulated other comprehensive income. Amounts deferred in Accumulated other comprehensive income are reclassified to income when the hedged transaction has occurred. The ineffective portion of the change in the fair value of the derivative is recorded in Other income, net in each period. Cash transactions related to the Company’s derivative contracts accounted for as hedges are classified in the same category as the item being hedged in the statement of cash flows.

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

The fair value of derivative contracts qualifying as fair value hedges are reflected as assets or liabilities in the balance sheet. Changes in fair value are recorded in income in each period, consistent with recording changes to the mark-to-market value of the underlying hedged asset or liability in income. Prior to maturity in May 2011, changes in the mark-to-market value of the effective portion of interest rate swaps utilized by the Company to swap a portion of its fixed rate interest rate risk to floating rate risk were recognized as a component of Interest expense, net.

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

Recently Adopted Accounting Pronouncements

Business Combinations

In December 2010, the ASC guidance for business combinations was updated to clarify existing guidance which requires a public entity to disclose pro forma revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual period only. The update also expands the supplemental pro forma disclosures required to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. Adoption of the updated guidance, effective for the

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions, except per share, per ounce and per pound amounts)

Company’s fiscal year beginning January 1, 2011, had no impact on the Company’s consolidated financial position, results of operations or cash flows. Refer to Note 15 for further details regarding the Company’s acquisitions.

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

Also in January 2010, the ASC guidance for fair value measurements and disclosure was updated to require enhanced detail in the level 3 reconciliation. Adoption of the updated guidance, effective for the Company’s fiscal year beginning January 1, 2011, had no impact on the Company’s consolidated financial position, results of operations or cash flows. Refer to Note 16 for further details regarding the Company’s assets and liabilities measured at fair value.

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

Recently Issued Accounting Pronouncements

Goodwill Impairment

In September 2011, the ASC guidance was issued related to goodwill impairment. Under the updated guidance, an entity will have the option to first assess qualitatively whether it is necessary to perform the current two-step goodwill impairment test. If the Company believes, as a result of its qualitative assessment, that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, the quantitative impairment test is required. Otherwise, no further testing is required. The update does not change how the Company performs the two-step impairment test under current guidance. The update is effective for the Company’s fiscal year beginning January 1, 2012 with early adoption permitted. The Company does not expect the updated guidance to have an impact on the consolidated financial position, results of operations or cash flows.

Comprehensive Income

In June 2011, the ASC guidance was issued related to comprehensive income. Under the updated guidance, an entity will have the option to present the total of comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In addition, the update required certain disclosure requirements when reporting other comprehensive

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions, except per share, per ounce and per pound amounts)

income. The update does not change the items reported in other comprehensive income or when an item of other comprehensive income must be reclassified to income. Subsequently, in December 2011, the FASB issued its final standard to defer the new requirement to present components of reclassifications of other comprehensive income on the face of the income statement. Companies will still be required to adopt the other requirements contained in the new standard on comprehensive income. The Company adopted the new guidance and its deferral and opted to present the total of comprehensive income in two separate but consecutive statements effective for its fiscal year beginning January 1, 2011. The early adoption had no impact on the Company’s consolidated financial position, results of operations or cash flows.

Fair Value Accounting

In May 2011, the ASC guidance was issued related to disclosures around fair value accounting. The updated guidance clarifies different components of fair value accounting including the application of the highest and best use and valuation premise concepts, measuring the fair value of an instrument classified in a reporting entity’s shareholders’ equity and disclosing quantitative information about the unobservable inputs used in fair value measurements that are categorized in Level 3 of the fair value hierarchy. The update is effective for the Company’s fiscal year beginning January 1, 2012. The Company does not expect the updated guidance to have a significant impact on the consolidated financial position, results of operations or cash flows.

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

	Sales	Costs Applicable to Sales	Amortization	Advanced Projects and Exploration	Pre-Tax Income	Total Assets	Capital Expenditures(1)
Year Ended December 31, 2011
Nevada	$2,700	$1,039	$277	$132	$1,213	$6,957	$559
La Herradura	331	110	20	18	190	329	81
Hope Bay	—	—	14	194	(2,306)	127	101
Other North America	—	—	—	3	42	65	—

North America	3,031	1,149	311	347	(861)	7,478	741

Yanacocha	2,003	711	234	39	988	2,712	360
Conga	—	—	—	27	(28)	1,086	739
Other South America	—	—	—	45	(47)	31	—

South America	2,003	711	234	111	913	3,829	1,099

Boddington:
Gold	1,056	470	122
Copper	210	118	28

Total Boddington	1,266	588	150	11	506	4,629	217

Batu Hijau:
Gold	524	164	35
Copper	1,052	332	71

Total Batu Hijau	1,576	496	106	8	890	3,582	196

Other Australia/New Zealand	1,613	681	135	51	730	1,257	294
Other Asia Pacific	—	—	3	18	(66)	630	18

Asia Pacific	4,455	1,765	394	88	2,060	10,098	725

Ahafo	869	265	76	40	465	1,146	116
Akyem	—	—	—	9	(10)	552	248
Other Africa	—	—	—	7	(11)	—	—

Africa	869	265	76	56	444	1,698	364

Corporate and Other	—	—	21	121	(746)	4,371	35

Consolidated	$10,358	$3,890	$1,036	$723	$1,810	$27,474	$2,964

(1)	Accrual basis includes an increase in accrued capital expenditures of $177; consolidated capital expenditures on a cash basis were $2,787.

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions, except per share, per ounce and per pound amounts)

	Sales	Costs Applicable to Sales	Amortization	Advanced Projects and Exploration	Pre-Tax Income	Total Assets	Capital Expenditures(1)
Year Ended December 31, 2010
Nevada	$2,111	$974	$271	$85	$738	$3,387	$298
La Herradura	217	73	19	6	118	216	41
Hope Bay	—	—	13	98	(111)	2,152	115
Other North America	—	—	1	1	(1)	112	—

North America	2,328	1,047	304	190	744	5,867	454

Yanacocha	1,778	630	162	24	893	2,682	167
Conga	—	—	—	10	(11)	262	134
Other South America	—	—	1	28	(23)	30	—

South America	1,778	630	163	62	859	2,974	301

Boddington
Gold	834	400	113
Copper	162	93	25

Total Boddington	996	493	138	6	304	4,323	146

Batu Hijau:
Gold	776	155	42
Copper	1,686	337	90

Total Batu Hijau	2,462	492	132	3	1,736	3,398	67

Other Australia/New Zealand	1,321	585	108	31	575	1,025	176
Other Asia Pacific	—	—	2	19	(14)	535	17

Asia Pacific	4,779	1,570	380	59	2,601	9,281	406

Ahafo	655	237	78	24	298	1,051	109
Akyem	—	—	—	9	(9)	295	70
Other Africa	—	—	—	—	(1)	—	—

Africa	655	237	78	33	288	1,346	179

Corporate and Other	—	—	20	90	(495)	6,195	34

Consolidated	$9,540	$3,484	$945	$434	$3,997	$25,663	$1,374

(1)	Accrual basis includes a decrease in accrued capital expenditures of $28; consolidated capital expenditures on a cash basis were $1,402.

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions, except per share, per ounce and per pound amounts)

	Sales	Costs Applicable to Sales	Amortization	Advanced Projects and Exploration	Pre-Tax Income	Total Assets	Capital Expenditures(1)
Year Ended December 31, 2009
Nevada	$1,943	$1,019	$261	$54	$583	$3,236	$205
La Herradura	113	42	11	3	57	137	54
Hope Bay	—	—	12	66	(77)	1,862	5
Other North America	—	—	—	2	(7)	55	—

North America	2,056	1,061	284	125	556	5,290	264

Yanacocha	2,013	642	168	19	1,093	2,445	119
Conga	—	—	—	4	(4)	27	27
Other South America	—	—	—	23	1	32	—

South America	2,013	642	168	46	1,090	2,504	146

Boddington
Gold	101	45	15
Copper	27	16	4

Total Boddington	128	61	19	32	(59)	3,975	1,093

Batu Hijau:
Gold	550	118	30
Copper	1,292	307	78

Total Batu Hijau	1,842	425	108	—	1,242	3,129	44

Other Australia/New Zealand	1,138	577	136	21	374	870	122
Other Asia Pacific	—	—	3	12	(50)	256	3

Asia Pacific	3,108	1,063	266	65	1,507	8,230	1,262

Ahafo	528	242	68	13	178	981	75
Akyem	—	—	—	8	(9)	206	10
Other Africa	—	—	—	2	2	—	—

Africa	528	242	68	23	171	1,187	85

Corporate and Other	—	—	20	63	(370)	5,088	16

Consolidated	$7,705	$3,008	$806	$322	$2,954	$22,299	$1,773

(1)	Accrual basis includes an increase in accrued capital expenditures of $4; consolidated capital expenditures on a cash basis were $1,769.

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions, except per share, per ounce and per pound amounts)

Revenues from export and domestic sales were as follows:

	Years Ended December 31,
	2011	2010	2009
Europe	$7,392	$6,209	$5,573
Japan	750	1,544	833
Korea	712	760	465
Indonesia	531	372	440
Mexico	331	217	113
Philippines	287	128	14
Australia	182	110	222
Other	173	200	45

	$10,358	$9,540	$7,705

As gold can be sold through numerous gold market traders worldwide, the Company is not economically dependent on a limited number of customers for the sale of its product. In 2011, 2010 and 2009, sales to Bank of Nova Scotia were $1,143 (13%), $2,435 (32%) and $2,658 (42%), respectively, of total gold sales. Additionally in 2011, the Company had sales to Royal Bank of Scotland that totaled $2,048 (23%) of total gold sales.

Long-lived assets, excluding deferred tax assets, investments and restricted cash, were as follows:

	At December 31,
	2011	2010
United States	$6,643	$3,031
Australia	5,359	4,936
Peru	2,654	1,772
Indonesia	2,421	2,109
Ghana	1,535	1,231
Canada	43	2,088
Other	306	213

	$18,961	$15,380

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

At December 31, 2011 and 2010, $1,070 and $904, respectively, were accrued for reclamation obligations relating to mineral properties. In addition, the Company is involved in several matters

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions, except per share, per ounce and per pound amounts)

concerning environmental obligations associated with former, primarily historic, mining activities. Generally, these matters concern developing and implementing remediation plans at the various sites involved. At December 31, 2011 and 2010, $170 and $144, respectively, were accrued for such obligations. These amounts are also included in Reclamation and remediation liabilities.

Included in Other long-term assets at December 31, 2011 and 2010 is $11 and $12, respectively, of restricted cash that is legally restricted for purposes of settling asset retirement obligations related to the Con mine in Yellowknife, NWT, Canada. Included in Investments at December 31, 2011 and 2010 are $11 and $10 of long-term marketable debt securities, respectively, and $4 and $6 long-term marketable equity securities, respectively, which are legally pledged for purposes of settling asset retirement obligations related to the San Jose Reservoir in Yanacocha.

The following is a reconciliation of reclamation and remediation liabilities:

Balance January 1, 2010	$859
Additions, changes in estimates and other	188
Liabilities settled	(51)
Accretion expense	52

Balance December 31, 2010	1,048
Additions, changes in estimates and other	176
Liabilities settled	(43)
Accretion expense	59

Balance December 31, 2011	$1,240

Additions to the reclamation liability in 2011 of $176 include $139 for currently or recently producing properties due mainly to increased water treatment costs and additional heap leach facilities at Yanacocha, an increase in the tailings area at Boddington, an expansion of the operating footprint at Batu Hijau and $37 for historic mining operations primarily related to additional water management costs.

Additions to the reclamation liability in 2010 of $188 include $186 for currently or recently producing properties due mainly to increased water treatment costs as a result of mine plan changes at Yanacocha, increased demolition costs at Boddington, an increase in the tailings area at Kalgoorlie, increased backfill at Phoenix, increased activity at Hope Bay and $2 for historic mining operations primarily related to additional water management costs.

The current portion of Reclamation and remediation liabilities of $71 and $64 at December 31, 2011 and 2010, respectively, are included in Other current liabilities (see Note 24).

The Company’s reclamation and remediation expenses consisted of:

	Years Ended December 31,
	2011	2010	2009
Reclamation	$61	$13	$13
Accretion — operating	50	44	34
Accretion — non-operating	9	8	12

	$120	$65	$59

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions, except per share, per ounce and per pound amounts)

Reclamation expense increased in 2011, primarily due to remediation agreed upon for the Midnite Mine site and land purchases around the Mt Leyshon mine.

NOTE 5    WRITE-DOWN OF PROPERTY, PLANT AND MINE DEVELOPMENT

	Years Ended December 31,
	2011	2010	2009
Hope Bay	$2,080	$—	$—
Nevada	2	4	1
Batu Hijau	1	1	4
Yanacocha	1	—	1
Other Australia/New Zealand	—	1	1

	$2,084	$6	$7

Write-down of property, plant and mine development totaled $2,084 in 2011, primarily due to an impairment related to the Hope Bay project that resulted from the Company’s decision to place the project on care and maintenance and to focus on environmental and regulatory compliance spending. The Company placed the Hope Bay project on care and maintenance after evaluating existing development options and economic feasibility for the project compared with other project and development opportunities within the Company’s wider project pipeline.

NOTE 6    OTHER EXPENSE, NET

	Years Ended December 31,
	2011	2010	2009
Regional administration	$78	$64	$55
Community development	67	111	84
Acquisition costs	22	—	67
Indonesian value added tax settlement	21	10	—
Write-down of Hope Bay inventory	17	—	—
Western Australia power plant	15	15	37
Batu Hijau divestiture	7	4	12
World Gold Council dues	7	13	11
Revaluation of contingent consideration	1	2	23
Other	30	42	69

	$265	$261	$358

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions, except per share, per ounce and per pound amounts)

NOTE 7    OTHER INCOME, NET

	Years Ended December 31,
	2011	2010	2009
Gain on sale of investments, net	$64	$16	$8
Income from developing projects, net	42	18	4
Canadian Oil Sands	34	55	26
Refinery income	27	14	14
Gain on asset sales, net	17	48	16
Interest income	11	11	16
Foreign currency exchange losses, net	(4)	(64)	(1)
Loss on ineffective portion of derivative instruments, net	(17)	(2)	(6)
Impairment of marketable securities	(180)	(1)	(6)
Other	18	14	17

	$12	$109	$88

NOTE 8    EMPLOYEE RELATED BENEFITS

	At December 31,
	2011	2010
Current:
Accrued payroll and withholding taxes	$204	$189
Peruvian workers’ participation	42	49
Employee pension benefits	5	6
Other post-retirement plans	3	3
Accrued severance	3	2
Other employee-related payables	50	39

	$307	$288

	At December 31,
	2011	2010
Long-term:
Employee pension benefits	$227	$127
Other post-retirement benefit plans	104	92
Accrued severance	96	73
Peruvian workers’ participation	17	18
Other employee-related payables	15	15

	$459	$325

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

The following tables provide a reconciliation of changes in the plans’ benefit obligations and assets’ fair values for 2011 and 2010:

	Pension Benefits		Other Benefits
	2011	2010	2011	2010
Change in Benefit Obligation:
Benefit obligation at beginning of year	$681	$580	$95	$95
Service cost	25	21	2	2
Interest cost	39	36	5	6
Actuarial (gain) loss	66	68	7	(6)
Amendments	—	2	—	—
Foreign currency exchange loss	—	2	—	—
Settlement payments	(14)	(1)	—	—
Benefits paid	(25)	(27)	(2)	(2)

Projected benefit obligation at end of year	$772	$681	N/A	N/A

Accumulated Benefit Obligation	$554	$543	$107	$95

Change in Fair Value of Assets:
Fair value of assets at beginning of year	$559	$372	$—	$—
Actual return on plan assets	(7)	53	—	—
Employer contributions	27	161	2	2
Foreign currency exchange gain	—	1	—	—
Settlement payments	(14)	(1)	—	—
Benefits paid	(25)	(27)	(2)	(2)

Fair value of assets at end of year	$540	$559	$—	$—

Unfunded status, net	$232	$122	$107	$95

The Company’s qualified pension plans are funded with cash contributions in compliance with Internal Revenue Service (“IRS”) rules and regulations. The Company’s non-qualified and other benefit plans are currently not funded, but exist as general corporate obligations. The information contained in

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions, except per share, per ounce and per pound amounts)

the above tables presents the combined funded status of qualified and non-qualified plans. The Company is currently planning to contribute at least $35 to its retirement benefit programs in 2012.

The following table provides the net amounts recognized in the Consolidated Balance Sheets at December 31:

	Pension Benefits		Other Benefits
	2011	2010	2011	2010
Accrued employee benefit liability	$232	$122	$107	$95

Accumulated other comprehensive income (loss):
Net actuarial gain (loss)	$(349)	$(263)	$6	$12
Prior service credit (cost)	(7)	(8)	4	5

	(356)	(271)	10	17
Less: Income taxes	125	95	(4)	(6)

	$(231)	$(176)	$6	$11

The following table provides components of the net periodic pension and other benefits costs for the years ended December 31:

	Pension Benefit Costs			Other Benefit Costs
	2011	2010	2009	2011	2010	2009
Service cost	$25	$21	$18	$2	$2	$2
Interest cost	39	36	32	5	6	5
Expected return on plan assets	(42)	(32)	(29)	—	—	—
Amortization, net	26	17	16	(1)	(1)	(1)

	$48	$42	$37	$6	$7	$6

The following table provides the components recognized in Other comprehensive income (loss) for the years ended December 31:

	Pension Benefits			Other Benefits
	2011	2010	2009	2011	2010	2009
Net gain (loss)	$(111)	$(41)	$7	$(6)	$5	$(1)
Amortization, net	26	17	16	(1)	(1)	(1)

Total recognized in Other comprehensive income (loss)	$(85)	$(24)	$23	$(7)	$4	$(2)

Total recognized in net periodic benefit cost and Other comprehensive income (loss)	$(133)	$(66)	$(14)	$(13)	$(3)	$(7)

The expected recognition of amounts in Accumulated other comprehensive income is $25 and $1 for net actuarial loss and prior service cost for pension benefits in 2012, respectively, and $nil and $1 for net actuarial gain and prior service credit for other benefits in 2012, respectively.

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions, except per share, per ounce and per pound amounts)

Significant assumptions were as follows:

	Pension Benefits		Other Benefits
	At December 31,		At December 31,
	2011	2010	2011	2010
Weighted-average assumptions used in measuring the Company’s benefit obligation:
Discount rate	5.35%	5.75%	5.35%	5.75%
Rate of compensation increase	5.00%	5.00%	5.00%	5.00%

	Pension Benefits			Other Benefits
	Years Ended December 31,			Years Ended December 31,
	2011	2010	2009	2011	2010	2009
Weighted-average assumptions used in measuring the net periodic pension benefit cost:
Discount long-term rate	5.75%	6.10%	6.05%	5.75%	6.10%	6.05%
Expected return on plan assets	8.00%	8.00%	8.00%	N/A	N/A	N/A
Rate of compensation increase	5.00%	5.00%	5.00%	5.00%	5.00%	5.00%

Yield curves matching our benefit obligations were derived using a model based on high quality corporate bond data from Bloomberg. The model develops a discount rate by selecting a portfolio of high quality corporate bonds whose projected cash flows match the projected benefit payments of the plan. The resulting curves were used to identify a discount rate for the Company of 5.35% and 5.75% at December 31, 2011 and 2010, respectively, based on the timing of future benefit payments. The decision to use 8% as the expected long-term return on plan assets for the three years ended December 2011 was made based on an analysis of the actual plan asset returns over multiple time horizons and other comparable U.S. corporations. At December 31, 2011, Newmont decreased the expected long term return on plan assets to 7.75% in estimating its benefit obligation, which will be used in determining future net periodic benefit cost. The decrease in the rate is a result of considering the most recent capital market forecasts and the plans’ current allocation as well as the actual return on plan assets underperforming as compared to the expected return on assets in the last 5 years. The average actual return on plan assets during the 23 years ended December 31, 2011 approximated 8%.

The pension plans employ several independent investment firms which invest the assets of the plans in certain approved funds that correspond to specific asset classes with associated target allocations. The goal of the pension fund investment program is to achieve prudent actuarial funding ratios while maintaining acceptable risk levels. The investment performance of the plans and that of the individual investment firms is measured against recognized market indices. The performance of the pension funds are monitored by an investment committee comprised of members of the Company’s management, which is advised by an independent investment consultant. With the exception of global capital market economic risks, the Company has identified no significant portfolio risks associated to

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions, except per share, per ounce and per pound amounts)

asset classes. The following is a summary of the target asset allocations for 2011 and the actual asset allocation at December 31, 2011.

		Actual at December 31, 2011
Asset Allocation	Target
U.S. equity investments	33%	35%
International equity investments	24%	24%
Fixed income investments	35%	33%
Other	8%	8%

The following table sets forth the Company’s pension plan assets measured at fair value by level within the fair value hierarchy. Assets are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Fair Value at December 31, 2011
	Level 1	Level 2	Level 3	Total
Plan Assets:
Cash and cash equivalents	$1	$—	$—	$1
Commingled funds	—	539	—	539

	$1	$539	$—	$540

	Fair Value at December 31, 2010
	Level 1	Level 2	Level 3	Total
Plan Assets:
Cash and cash equivalents	$2	$—	$—	$2
Commingled funds	—	557	—	557

	$2	$557	$—	$559

The pension plans’ cash and cash equivalents are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices. The cash equivalent instruments that are valued based on quoted market prices in active markets are primarily money market securities and U.S. Treasury securities.

The pension plans’ commingled fund investments are classified within Level 2. The funds are managed by several fund managers and are valued at the net asset value per share for each fund. Although the majority of underlying assets in the funds consist of actively traded equity securities and bonds, the unit of account is considered to be at the fund level, and therefore, the investments are classified as Level 2. At December 31, 2011, the underlying assets of the commingled funds consist of U.S. equity investments (35%), international equity investments (24%), fixed income investments (33%), and other investments (8%).

The assumed health care cost trend rate to measure the expected cost of benefits was 8.00% for 2012, 7.50% for 2013, 7.00% for 2014, 6.50% for 2015, 6.00% for 2016 and approximately 5.00% for each year thereafter. Assumed health care cost trend rates have a significant effect on amounts

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions, except per share, per ounce and per pound amounts)

reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	One-percentage-point Increase	One-percentage-point Decrease
Effect on total of service and interest cost components of net periodic post-retirement health care benefit cost	$1	$(1)
Effect on the health care component of the accumulated post-retirement benefit obligation	$17	$(14)

Cash Flows

Benefit payments expected to be paid are as follows: $25 in 2012, $27 in 2013, $33 in 2014, $40 in 2015, $37 in 2016, and $268 in total over the five years from 2017 through 2021. Benefit payments made to other benefit plan participants are expected to be as follows: $4 in 2012, $4 in 2013, $4 in 2014, $5 in 2015, $5 in 2016, and $32 in total over the five years from 2017 through 2021.

Savings Plans

The Company has two qualified defined contribution savings plans, one that covers salaried and non-union hourly employees and one that covers substantially all hourly union employees. In addition, the Company has one non-qualified supplemental savings plan for salaried employees whose benefits under the qualified plan are limited by federal regulations. When an employee meets eligibility requirements, the Company matches 100% of employee contributions of up to 6% of base salary for the salaried and hourly union plans. The Company makes a contribution between 5.0% and 7.5% (based on continuous years of service) to each non-union hourly employee’s retirement contribution account at its sole discretion. Matching contributions are made with Newmont stock; however, no holding restrictions are placed on such contributions, which totaled $17 in 2011, $15 in 2010, and $15 in 2009.

NOTE 9    STOCK BASED COMPENSATION

The Company has stock incentive plans for executives and eligible employees. Stock incentive awards include options to purchase shares of stock with exercise prices not less than fair market value of the underlying stock at the date of grant, restricted stock units, financial performance stock bonuses and performance leveraged stock units. At December 31, 2011, 8,809,298 shares were available for future stock incentive plan awards.

Employee Stock Options

Stock options granted under the Company’s stock incentive plans vest over periods of three years or more and are exercisable over a period of time not to exceed 10 years from the grant date. The value of each option award is estimated at the grant date using the Black-Scholes option pricing model. The Black-Scholes option pricing model requires the input of subjective assumptions, including the expected term of the option award and stock price volatility. The expected term of options granted is derived from historical data on employee exercise and post-vesting employment termination experience. Expected volatility is based on the historical volatility of our stock at the grant date. These estimates involve inherent uncertainties and the application of management’s judgment. In addition, we are required to estimate the expected forfeiture rate and only recognize expense for those options expected to vest. As a result, if other assumptions had been used, our recorded stock based

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions, except per share, per ounce and per pound amounts)

compensation expense would have been different from that reported. The Black-Scholes option pricing model used the following weighted-average assumptions:

	2011	2010	2009	2008	2007
Weighted-average risk-free interest rate	2.0%	2.5%	2.0%	3.1%	4.6%
Dividend yield	1.4%	0.7%	1.0%	1.0%	1.0%
Expected life in years	6	5	5	5	5
Volatility	37%	38%	36%	30%	32%

The following table summarizes annual activity for all stock options for each of the three years ended December 31:

	2011		2010		2009
	Number of Shares	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price
Outstanding at beginning of year	5,414,205	$45.36	6,142,073	$42.65	6,463,004	$42.17
Granted	1,276,250	$58.72	918,343	$55.68	1,157,825	$39.99
Exercised	(928,037)	$43.67	(1,494,686)	$40.38	(1,204,836)	$36.24
Forfeited and expired	(281,077)	$56.56	(151,525)	$51.02	(273,920)	$50.20

Outstanding at end of year	5,481,341	$48.40	5,414,205	$45.36	6,142,073	$42.65

Options exercisable at year-end	3,166,178	$46.22	3,211,115	$45.50	3,880,866	$44.39
Weighted-average fair value per share of options granted during the year	$18.90		$20.01		$12.88

The following table summarizes information about stock options outstanding and exercisable at December 31, 2011:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life (in years)	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$20 to $30	360,723	5.9	$26.91	60,723	$26.89
$30 to $40	947,202	6.6	$39.60	635,585	$39.43
$40 to $50	1,730,135	4.4	$44.76	1,729,185	$44.76
$50 to $60	2,417,490	8.0	$57.46	740,685	$57.05
$60+	25,791	9.9	$67.41	—	$—

	5,481,341	6.5	$48.40	3,166,178	$46.22

At December 31, 2011, there was $26 of unrecognized compensation cost related to 2,315,163 unvested stock options. This cost is expected to be recognized over a weighted-average period of

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions, except per share, per ounce and per pound amounts)

approximately 3 years. The total intrinsic value of options exercised in 2011, 2010 and 2009 was $18, $29 and $16, respectively. At December 31, 2011, the aggregate intrinsic value of outstanding stock options was $64 and the aggregate intrinsic value of exercisable options was $44.

The following stock options vested in each of the three years ended December 31:

	2011	2010	2009
Stock options vested	950,119	922,463	795,566
Weighted-average exercise price	$46.73	$42.16	$46.86

Other Stock Based Compensation

The Company grants restricted stock units to executives and eligible employees upon achievement of certain financial and operating results. Restricted stock units vest over periods of three years or more. Prior to vesting, holders of restricted stock units do not have the right to vote the underlying shares; however, executives accrue dividend equivalents on their restricted stock units, which are paid at the time the restricted stock units vest. The restricted stock units are subject to forfeiture risk and other restrictions. Upon vesting, the employee is entitled to receive one share of the Company’s common stock for each restricted stock unit. In 2011, 2010 and 2009, the Company granted 586,944, 483,408 and 450,195 restricted stock units, respectively, at a weighted-average fair market value of $57, $52 and $42, respectively, per underlying share of the Company’s common stock. At December 31, 2011, 537,282, 250,729 and 99,170 shares remain unvested for the 2011, 2010 and 2009 grants, respectively.

The Company grants financial performance stock bonuses to eligible executives upon achievement of certain financial and operating results, based on a targeted number of shares at the beginning of each performance period. At the end of the performance period, one third of the bonus is paid in common stock and two-thirds of the bonus is paid in restricted stock units that vest in equal annual increments at the second and third anniversaries of the start of the performance period. In 2011 and 2010, the Company granted 42,932 and 64,646 common shares, respectively, and 85,632 and 129,302 restricted stock units, respectively, included in the restricted stock unit grants above at a fair market value of $55 and $50 per underlying share of the Company’s common stock, respectively, under the financial performance stock bonus plan.

The Company grants performance leveraged stock units (“PSUs”) to eligible executives, based upon certain measures of shareholder return. In 2011 and 2010, the Company granted 102,313 and 204,732, respectively, PSUs at a weighted-average fair market value of $76 and $69, respectively. The actual number of PSUs that vest are determined at the end of a three year performance period (except two initial awards granted in 2010 that were based on a one and two year performance period). At December 31, 2011, 102,313 and 145,601 remained unvested for the 2011 and 2010 PSU grants.

Prior to 2009, the Company granted restricted stock awards to executives and deferred stock awards to eligible employees upon achievement of certain financial and operating results. Shares of restricted stock and deferred stock vest over periods of three years or more from the grant date and are subject to certain restrictions related to ownership and transferability prior to vesting. In 2008, 218,697 shares of restricted stock, were granted at a weighted-average fair market value of $39 per underlying share of the Company’s common stock. At December 31, 2011, 100,000 shares remained unvested for the 2008 restricted stock awards. In 2008, the Company granted 394,095 shares of deferred stock, at a weighted-average fair market value of $44 per underlying share of the Company’s

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions, except per share, per ounce and per pound amounts)

common stock. At December 31, 2011, no awards shares remained unvested for the 2008 deferred stock awards.

The total intrinsic value of other stock based compensation awards that vested in 2011, 2010 and 2009 was $33, $28 and $19, respectively. At December 31, 2011, there was $35 of unrecognized compensation costs related to the unvested other stock based compensation awards. This cost is expected to be recognized over a weighted-average period of approximately 2 years.

The Company recognized stock based compensation as follows:

	Years Ended December 31,
	2011	2010	2009
Stock options	$19	$16	$14
Restricted stock units	27	19	9
Performance leveraged stock units	7	7	—
Restricted stock	1	2	4
Deferred stock	4	8	13

	$58	$52	$40

NOTE 10    INCOME AND MINING TAXES

The Company’s Income and mining tax expense consisted of:

	Years Ended December 31,
	2011	2010	2009
Current:
United States	$(346)	$(214)	$(46)
Foreign	(1,038)	(1,022)	(782)

	(1,384)	(1,236)	(828)

Deferred:
United States	185	518	42
Foreign	486	(138)	(43)

	671	380	(1)

	$(713)	$(856)	$(829)

The Company’s Income before income and mining tax and other items consisted of:

	Years Ended December 31,
	2011	2010	2009
United States	$878	$737	$291
Foreign	932	3,260	2,663

	$1,810	$3,997	$2,954

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions, except per share, per ounce and per pound amounts)

The Company’s income and mining tax expense differed from the amounts computed by applying the United States statutory corporate income tax rate for the following reasons:

	Years Ended December 31,
	2011	2010	2009
Income before income and mining tax and other items	$1,810	$3,997	$2,954
United States statutory corporate income tax rate	35%	35%	35%

Income tax expense computed at United States statutory corporate income tax rate	(634)	(1,399)	(1,034)
Reconciling items:
Tax benefit generated on change in form of a non-U.S. subsidiary	65	440	—
Percentage depletion	172	151	127
Change in valuation allowance on deferred tax assets	(263)	18	32
Mining taxes (net of federal benefit)	(42)	(33)	(27)
Other	(11)	(33)	73

Income and mining tax expense	$(713)	$(856)	$(829)

Factors that Significantly Impact Effective Tax Rate

The Company converted certain non-U.S. entities to U.S. entities for U.S. income tax purposes. As a result of the elections, the subsidiaries are treated as flow-through entities for U.S. federal income tax purposes. The restructurings in 2011 and 2010 resulted in the recording of a deferred tax asset, calculated as the difference between fair market valuations of the subsidiaries compared to the underlying financial statement basis in the assets.

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

The Company reviews the measurement of its deferred tax assets at each balance sheet date. All available evidence, both positive and negative, is considered in determining whether, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax asset will not be realized. The Company increased the valuation allowance related to deferred tax assets by $542 during 2011. The impairments of the Hope Bay project and specific marketable equity securities increased the valuation allowance $223 and $33, respectively. In addition, $274 of the increase in valuation allowance is a result of the tax re-consolidation of the Australian group. This valuation allowance relates to the Australian tax step-up in basis allocated to capital assets. During 2011, $32 of valuation allowance on foreign tax credits was released and recorded directly to equity. The remaining $10 valuation allowance on foreign tax credits, when released will also be recorded directly to equity. The valuation allowance remaining at the end of 2011 primarily is attributable to non-U.S. subsidiaries tax loss carryforwards and capital assets.

In the fourth quarter of 2010, the Company reclassified certain income based state and provincial taxes from Costs applicable to sales to Income and mining tax expense. Tax expense increased due to the inclusion of such taxes as Income and mining tax expense. The reclassification resulted in $42,

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions, except per share, per ounce and per pound amounts)

$33 and $27 (net of federal benefit) increase to income and mining taxes for 2011, 2010 and 2009, respectively.

Components of the Company’s deferred income tax assets (liabilities) are as follows:

	At December 31,
	2011	2010
Deferred income tax assets:
Property, plant and mine development	$689	$158
Reclamation and remediation	226	193
Net operating losses, capital losses and tax credits	1,054	1,275
Investment in partnerships	203	563
Employee-related benefits	15	49
Derivative instruments and unrealized loss on investments	308	60
Other	8	44

	2,503	2,342
Valuation allowances	(977)	(435)

	1,526	1,907

Deferred income tax liabilities:
Property, plant and mine development	(1,362)	(1,370)
Net undistributed earnings of subsidiaries	(198)	(237)
Derivative instruments and unrealized gain on investments	(69)	(160)
Other	(93)	(68)

	(1,722)	(1,835)

Net deferred income tax assets (liabilities)	$(196)	$72

Net deferred income tax assets and liabilities consist of:

	At December 31,
	2011	2010
Current deferred income tax assets	$396	$177
Long-term deferred income tax assets	1,605	1,437
Current deferred income tax liabilities	(50)	(54)
Long-term deferred income tax liabilities	(2,147)	(1,488)

	$(196)	$72

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions, except per share, per ounce and per pound amounts)

Company’s Unrecognized Tax Benefits

At December 31, 2011, 2010 and 2009, the Company had $336, $116 and $130 of total gross unrecognized tax benefits, respectively. A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows:

	2011	2010	2009
Total amount of gross unrecognized tax benefits at beginning of year	$116	$130	$181
Additions for tax positions of prior years	160	3	(21)
Additions for tax positions of current year	64	—	3
Reductions due to settlements with taxing authorities	—	(9)	(27)
Reductions due to lapse of statute of limitations	(4)	(8)	(6)

Total amount of gross unrecognized tax benefits at end of year	$336	$116	$130

At December 31, 2011, 2010 and 2009, $137, $45 and $63, respectively, represent the amount of unrecognized tax benefits that, if recognized, would impact the Company’s effective income tax rate.

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

In 2010, PTNNT, the Company’s partially owned subsidiary in Indonesia, received a final tax assessment from the Indonesian Tax Office. Although required to pay $132 (of which, $119 related to corporate income tax matters) of tax and penalties upon receipt of the tax assessment, PTNNT intends to vigorously defend its positions through all processes available to it. PTNNT believes it is more likely than not that they will prevail based on prior experience and therefore recorded a corresponding receivable in the third quarter of 2010.

During the year, the U.S. Internal Revenue Service issued a Technical Advice Memorandum (“TAM”) to the Company regarding the U.S. income tax treatment of the Price Capped Forward Sales Contracts settled in cash in 2007. The TAM provides guidance which is unfavorable to the Company. The Company intends to vigorously defend its positions through all processes available to it and believes it should prevail.

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions, except per share, per ounce and per pound amounts)

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. Federal, state and local, and non-U.S. income tax examinations by tax authorities for years before 2005. As a result of (i) statute of limitations that will begin to expire within the next 12 months in various jurisdictions, and (ii) possible settlements of audit-related issues with taxing authorities in various jurisdictions with respect to which none of the issues are individually significant, the Company believes that it is reasonably possible that the total amount of its net unrecognized income tax benefits will decrease between $25 to $30 in the next 12 months.

The Company’s continuing practice is to recognize interest and/or penalties related to unrecognized tax benefits as part of its income and mining tax expense. At December 31, 2011 and 2010, the total amount of accrued income-tax-related interest and penalties included in the Consolidated Balance Sheets was $11 and $10, respectively. During 2011, the Company recorded through the Statements of Consolidated Income an additional $1 of interest and penalties. During 2010, the Company released through the Statements of Consolidated Income an additional $4 of interest and penalties. During 2009, the Company accrued through the Statements of Consolidated Income an additional $9 of interest and penalties.

Tax Loss Carryforwards, Foreign Tax Credits, and AMT Credits

At December 31, 2011 and 2010, the Company had (i) $1,051 and $1,220 of net operating loss carry forwards, respectively; and (ii) $259 and $168 of tax credit carry forwards, respectively. At December 31, 2011 and 2010, $315 and $857, respectively, of net operating loss carry forwards are attributable to operations in Australia, Ghana and France for which current tax law provides no expiration period. The remaining net operating loss carryforwards expire at various dates through 2030. Valuation allowances have been recorded on net operating loss carryforwards where the Company believes based on the available evidence it is more likely than not that the net operating losses will not be realized.

Tax credit carry forwards for 2011 and 2010 of $155 and $53 consist of foreign tax credits available in the United States; substantially all such credits not utilized will expire at the end of 2018. Other credit carry forwards at the end of 2011 and 2010 in the amounts of $104 and $115, respectively, represent alternative minimum tax credits attributable to the Company’s U.S. operations for which the current tax law provides no period of expiration.

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

Other

Newmont intends to indefinitely reinvest earnings from certain foreign operations. Accordingly, U.S. and non-U.S. income and withholding taxes for which deferred taxes might otherwise be required, have not been provided on a cumulative amount of temporary differences (including, for this purpose, any difference between the tax basis in the stock of a consolidated subsidiary and the amount of the subsidiary’s net equity determined for financial reporting purposes) related to investments in foreign subsidiaries of approximately $8 and $7 at December 31, 2011 and 2010, respectively.

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions, except per share, per ounce and per pound amounts)

NOTE 11    EQUITY INCOME (LOSS) OF AFFILIATES

	Years Ended December 31,
	2011	2010	2009
Minera La Zanja S.R.L.	$52	$10	$(4)
Euronimba Ltd.	(41)	(10)	(17)
AGR Matthey Joint Venture	—	3	5

	$11	$3	$(16)

Minera La Zanja S.R.L.

Newmont holds a 46.94% interest in Minera La Zanja, S.R.L. (“La Zanja”), a gold project near the city of Cajamarca, Peru. The remaining interest is held by Compañia de Minas Buenaventura, S.A.A. (“Buenaventura”). The mine commenced operations in September 2010 and is operated by Buenaventura. Newmont received dividends of $31 during 2011 from its interest in La Zanja.

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

NOTE 12    DISCONTINUED OPERATIONS

Discontinued operations include Holloway Mining Company, which owned the Holt-McDermott property (“Holt property”) that was sold to St. Andrew Goldfields Ltd. (“St. Andrew”) in 2006. In 2009, the Superior Court issued a decision finding Newmont Canada Corporation (“Newmont Canada”) liable for a sliding scale royalty on production from the Holt property, which Newmont Canada appealed. In 2010, the Company recognized a $28 charge, net of tax benefits of $12, related to these legal claims. In 2011, the Ontario Court of Appeal upheld the Superior Court ruling resulting in an additional $136 charge, net of tax benefits of $7.

In July 2009, the Company sold its interest in Kori Kollo in Bolivia. As part of the transaction, a reclamation trust fund was established with the proceeds to be made available exclusively to pay for closure and reclamation costs when operations eventually cease. The Company recognized a $16 charge in 2009, net of tax benefits of $27, related to the sale.

Newmont has accounted for these dispositions in accordance with accounting guidance for the impairment or disposal of long-lived assets. The Company has reclassified the income statement results from the historical presentation to Loss from discontinued operations in the Statements of Consolidated Income for all periods presented. The Statements of Consolidated Cash Flows have been reclassified for discontinued operations for all periods presented.

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions, except per share, per ounce and per pound amounts)

The following table details selected financial information included in the Loss from discontinued operations in the Statements of Consolidated Income:

	000000000000	000000000000	000000000000
	Years Ended December 31,
	2011	2010	2009
Sales	$—	$—	$32
Income from operations	$—	$—	$1
Non-operating loss	(143)	(40)	(44)

Pre-tax loss	(143)	(40)	(43)
Income tax benefit	7	12	27

Loss from discontinued operations	$(136)	$(28)	$(16)

The following table details selected financial information included in Net cash provided from (used in) discontinued operations and financing activities of discontinued operations:

	000000000000	000000000000	000000000000
	Years Ended December 31,
	2011	2010	2009
Net cash provided from (used in) discontinued operations:
Loss from discontinued operations	$(136)	$(28)	$(16)
Amortization	—	—	3
Deferred income taxes	(7)	(12)	(28)
Impairment of assets held for sale	—	—	44
Other operating adjustments and write-downs	—	—	7
Increase in net operating liabilities	136	27	23

	$(7)	$(13)	$33

Net cash used in financing activities of discontinued operations:
Repayment of debt	$—	$—	$(2)

	$—	$—	$(2)

NOTE 13    NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS

	000000000000	000000000000	000000000000
	Years Ended December 31,
	2011	2010	2009
Yanacocha	$326	$292	$354
Batu Hijau	287	549	445
Other	(7)	(2)	(3)

	$606	$839	$796

Newmont has a 51.35% ownership interest in Yanacocha, with the remaining interests held by Compañia de Minas Buenaventura, S.A.A. (43.65%) and the International Finance Corporation (5%).

In June 2010, PTPI completed the sale of an approximate 2.2% interest in PTNNT to PTIMI. To enable the transaction to proceed, the Company released its rights to the dividends payable on this 2.2% interest and released the security interest in the associated shares. The Company further agreed

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions, except per share, per ounce and per pound amounts)

to advance certain funds to PTIMI to enable it to purchase the interest in exchange for (i) a pledge of their 2.2% share of PTNNT, (ii) an assignment of dividends payable on the shares, net of withholding tax, and (iii) a commitment from them to support the application of Newmont standards to the operation of the Batu Hijau mine. The funds that the Company advanced to PTIMI and which it paid to PTPI for the shares were used by PTPI to reduce its outstanding loan balance with the Company. Upon completion of this transaction, PTPI requested and was allowed to borrow additional funds under the Company’s agreement with PTPI. The Company’s economic interest in PTPI’s and PTIMI’s combined 20% interest in PTNNT remains at 17% and did not change as a result of these transactions.

In March 2010, the Company (through Nusa Tenggara Partnership B.V. (“NTPBV”)) completed the sale and transfer of shares for a 7% interest in PTNNT to PT Multi Daerah Bersaing (“PTMDB”) in compliance with divestiture obligations under the Contract of Work, reducing NTPBV’s ownership interest to 56% from 63%. In 2009, the Company (through NTPBV) completed the sale and transfer of shares for a 17% interest in PTNNT to PTMDB in compliance with divestiture obligations under the Contract of Work, reducing NTPBV’s ownership interest to 63% from 80%. The 2010 and 2009 share transfers resulted in gains of approximately $16 (after tax of $33) and $63 (after tax of $115), respectively, that were recorded as Additional paid-in capital. For information on the Batu Hijau Contract of Work and divestiture requirements, see the discussion in Note 31 to the Consolidated Financial Statements.

In December 2009, the Company entered into a transaction with PTPI, whereby the Company agreed to advance certain funds to PTPI in exchange for a pledge of the noncontrolling shareholder’s 20% stake in PTNNT; an assignment of dividends on the shares, net of withholding tax; a commitment from PTPI to support the application of Newmont’s standards to the operation of the Batu Hijau mine; and as of September 16, 2011 powers of attorney to vote and sell PTNNT shares in support of the pledge. Based on the transaction with PTPI, the Company recognized an additional 17% effective economic interest in PTNNT.

At December 31, 2011, Newmont had a 48.50% effective economic interest in PTNNT. Based on ASC guidance for variable interest entities, Newmont continues to consolidate PTNNT in its Consolidated Financial Statements.

NOTE 14    NEWMONT EQUITY AND INCOME PER SHARE

Newmont Common Stock

In September 2009, Newmont filed a shelf registration statement on Form S-3 under which it can issue an indeterminate number or amount of common stock, preferred stock, debt securities, guarantees of debt securities and warrants from time to time at indeterminate prices. It also included the resale of an indeterminate amount of common stock, preferred stock and debt securities from time to time upon exercise of warrants or conversion of convertible securities.

Treasury Stock

Treasury stock is acquired by the Company when certain restricted stock awards vest or are forfeited. At vesting, a participant has a tax liability and, pursuant to the participant’s award agreement, may elect withholding of restricted stock to satisfy tax withholding obligations. The withheld or forfeited stock is accounted for as treasury stock and carried at the par value of the related common stock.

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions, except per share, per ounce and per pound amounts)

Exchangeable Shares

In connection with the acquisition of Franco-Nevada Corporation (“Franco”) in February 2002, certain holders of Franco common stock received 0.8 of an exchangeable share of Newmont Mining Corporation of Canada Limited (formerly Franco) for each share of common stock held. These exchangeable shares are convertible, at the option of the holder, into shares of Newmont common stock on a one-for-one basis, and entitle holders to dividends and other rights economically equivalent to holders of Newmont common stock. On December 15, 2011, as a result of a plan of arrangement, holders of exchangeable shares received, at their election, for each existing exchangeable share, one new exchangeable share of Newmont Mining Corporation of Canada Limited or one share of Newmont common stock. In connection with the plan of arrangement, 1.6 million shares were converted from exchangeable shares to Newmont common stock and 4.9 million new exchangeable shares were issued. At December 31, 2011 and 2010, the value of the remaining exchangeable shares was included in Additional paid-in capital and outstanding shares.

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

	Years Ended December 31,
	2011	2010	2009
Net income attributable to Newmont stockholders:
Continuing operations	$502	$2,305	$1,308
Discontinued operations	(136)	(28)	(11)

	$366	$2,277	$1,297

Weighted average common shares (millions):
Basic	494	492	487
Effect of employee stock based awards	2	2	—
Effect of convertible notes	8	6	—

Diluted	504	500	487

Net income attributable to Newmont stockholders per common share
Basic:
Continuing operations	$1.02	$4.69	$2.68
Discontinued operations	(0.28)	(0.06)	(0.02)

	$0.74	$4.63	$2.66

Diluted:
Continuing operations	$1.00	$4.61	$2.68
Discontinued operations	(0.27)	(0.06)	(0.02)

	$0.73	$4.55	$2.66

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions, except per share, per ounce and per pound amounts)

Options to purchase 2 million, 2 million and 4 million shares of common stock at average exercise prices of $58, $57 and $47 were outstanding at December 31, 2011, 2010 and 2009, respectively, but were not included in the computation of diluted weighted average common shares because their effect would have been anti-dilutive.

In February 2009 and July 2007, Newmont issued $518 and $1,150, respectively, of Convertible Senior Notes that, if converted in the future, may have a dilutive effect on the Company’s weighted average number of common shares. The notes issued in 2009 and 2007 are convertible, at the holder’s option, equivalent to a conversion price of $45.73 (11,316,422 shares of common stock) and $45.68 (25,175,131 shares of common stock), respectively, per share of common stock. Under the convertible note indenture, Newmont is required to settle the principal amount of the Convertible Senior Notes in cash and may elect to settle the remaining conversion obligation (Newmont average share price in excess of the conversion price), if any, in cash, shares or a combination thereof. The effect of contingently convertible instruments on diluted earnings per share is calculated under the net share settlement method in accordance with ASC guidance. The average price of the Company’s common stock for the year ended December 31, 2011 and 2010 exceeded the conversion price for the notes issued in 2009 and 2007, respectively, and therefore, 8 and 6 million shares additional shares were included in the computation of diluted weighted average common shares for the year ended December 31, 2011 and 2010, respectively.

In connection with the 2007 Convertible Senior Notes offering, the Company entered into Call Spread Transactions which included the purchase of call options and the sale of warrants. As a result of the Call Spread Transactions, the conversion price of $45.68 was effectively increased to $59.59. Should the warrant transactions become dilutive to the Company’s earnings per share (Newmont’s average share price exceeds $59.59) the effect of the warrant transactions on diluted earnings per share will be calculated in accordance with the net share settlement method.

The Net income attributable to Newmont stockholders and transfers with noncontrolling interests was:

	Years Ended December 31,
	2011	2010	2009
Net income attributable to Newmont stockholders	$366	$2,277	$1,297
Transfers from the noncontrolling interests:
Increase in Additional paid-in capital from sale of PTNNT shares, net of tax of nil, $33 and $115, respectively	—	16	63

Net income attributable to Newmont stockholders and transfers from noncontrolling interests	$366	$2,293	$1,360

NOTE 15    ACQUISITIONS

On April 6, 2011, Newmont acquired all of the outstanding common shares of Fronteer Gold Inc. (“Fronteer”). Pursuant to the terms of the acquisition, shareholders of Fronteer received C$14.00 in cash and one-fourth of a common share in Pilot Gold, which retained certain exploration assets of Fronteer, for each common share of Fronteer. Newmont completed the acquisition to acquire, among other assets, the exploration stage Long Canyon project, which is located approximately one hundred miles from the Company’s existing infrastructure in Nevada and provides the potential for significant development and operating synergies.

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions, except per share, per ounce and per pound amounts)

In connection with the acquisition, Newmont incurred transaction costs of $22, which were recorded in Other Expense, net.

The Fronteer purchase price allocation was based on the estimated fair values of assets acquired and liabilities assumed as follows:

Assets:
Cash	$2
Property, plant and mine development, net	3,226
Investments	281
Other assets	7

$3,516

Liabilities:
Deferred income tax liability	$1,241
Other liabilities	16

1,257

Net assets acquired	$2,259

The pro forma impact of the acquisition on Net Income was not material as Fronteer was not in production.

On June 25, 2009 the Company completed the acquisition of the remaining 33.33% interest in Boddington from AngloGold Ashanti Australia Limited (“AngloGold”). Consideration for the acquisition consisted of $982 and a contingent royalty capped at $100, equal to 50% of the average realized operating margin (Revenue less Costs applicable to sales on a by-product basis), if any, exceeding $600 per ounce, payable quarterly beginning in the second quarter of 2010 on one-third of gold sales from Boddington. At the acquisition date, the Company estimated the fair value of the contingent consideration at $62. In connection with the acquisition, the Company incurred $67 of transaction costs in 2009 of which $15 of these costs were paid at December 31, 2011.

At December 31, 2011 and 2010, the estimated fair value of the unpaid contingent consideration was approximately $54 and $83, respectively. Changes to the estimated fair value resulting from periodic revaluations are recorded to Other expense, net. During 2011 and 2010, the Company paid $30 and $4, respectively, related to the contingent consideration. The range of remaining undiscounted amounts the Company could pay is between $0 and $66.

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

	Fair Value at December 31, 2011
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$84	$84	$—	$—
Marketable equity securities:
Extractive industries	1,450	1,450	—	—
Other	4	4	—	—
Marketable debt securities:
Asset backed commercial paper	19	—	—	19
Corporate	11	11	—	—
Auction rate securities	5	—	—	5
Trade receivable from provisional copper and gold concentrate sales, net	194	194	—	—
Derivative instruments, net:
Foreign exchange forward contracts	223	—	223	—
Diesel forward contracts	1	—	1	—

	$1,991	$1,743	$224	$24

Liabilities:
Derivative instruments:
Forward Starting Swaps Contracts	$399	$—	$399	$—
Boddington contingent consideration	54	—	—	54
Holt Property Royalty	176			176

	$629	$—	$399	$230

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

The estimated fair value of the Boddington contingent royalty was determined using a Monte Carlo valuation model which simulates future gold and copper prices and costs applicable to sales to estimate fair value. At December 31, 2011, the Company used the following long-term assumptions: 1) $1,500 per ounce gold price, 2) $3.50 per pound copper price, 3) $90 per barrel of oil, and 4) a $1.00 A$/US$ exchange rate. The Company used a 4% discount rate in the model. The contingent royalty liability is classified within Level 3 of the fair value hierarchy.

The estimated fair value of the Holt sliding scale royalty was determined using a Monte Carlo valuation model to simulate future gold prices utilizing a $1,500 per ounce gold price long-term assumption, various gold production scenarios based on publicly available reserve and resource information for the Holt property and a 4% weighted average discount rate. The sliding scale royalty liability is classified within Level 3 of the fair value hierarchy.

The table below sets forth a summary of changes in the fair value, on a recurring basis, of the Company’s Level 3 financial assets and liabilities for the year ended December 31, 2011:

	Auction Rate Securities	Asset Backed Commercial Paper	Total Assets	Boddington Contingent Consideration	Holt Property Royalty	Total Liabilities
December 31, 2010	$5	$19	$24	$83	$—	$83
Initial Valuation	—	—	—	—	183	183
Revaluation	—	—	—	1	—	1
Settlements	—	—	—	(30)	(7)	(37)

December 31, 2011	$5	$19	$24	$54	$176	$230

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions, except per share, per ounce and per pound amounts)

At December 31, 2011, the assets and liabilities classified within Level 3 of the fair value hierarchy represent 1% and 37% of the total assets and liabilities measured at fair value, on a recurring basis.

The following table provides information related to assets and liabilities that are measured at fair value on a nonrecurring basis in periods after initial recognition. At December 31, 2011, Newmont recorded an impairment of $2,097 related to its Hope Bay project. The Hope Bay assets were impaired based on a decision to place the project on care and maintenance. This write-down was recorded using Level 3 inputs, based on the income approach; whereby, Newmont considered the estimated recoverable value, net of transportation and selling costs, of the related assets at Hope Bay.

		Fair Value Measurement Using
Description	At December 31, 2011	Level 1	Level 2	Level 3	Total loss
Inventories:
Materials, supplies and other	$17	$—	$—	$17	$(17)
Property, plant and mine development:
Facilities and equipment	—	—	—	—	(107)
Construction-in-progress	7	—	—	7	(207)
Mineral interests	—	—	—	—	(1,766)

	7	—	—	7	(2,080)

	$24	$—	$—	$24	$(2,097)

NOTE 17    DERIVATIVE INSTRUMENTS

The Company’s strategy is to provide shareholders with leverage to changes in gold and copper prices by selling its production at spot market prices. Consequently, the Company does not hedge its gold and copper sales. Newmont manages certain risks associated with commodity input costs, treasury rates and foreign currencies using the derivative market. All of the cash flow and fair value derivative instruments described below were transacted for risk management purposes and qualify as hedging instruments. The maximum period over which hedged transactions are expected to occur is five years.

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

Foreign Currency Contracts

Newmont utilizes foreign currency contracts to reduce the variability of the US dollar amount of forecasted foreign currency expenditures caused by changes in A$ and NZ$ exchange rates. Newmont hedges a portion of the Company’s A$ and NZ$ denominated operating expenditures to realize a blended exchange rate each period. The hedging instruments are fixed forward contracts with expiration dates ranging up to five years from the date of issue.

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

In July 2011, Newmont began hedging a portion of the Company’s A$ denominated capital expenditures related to the construction of a mine shaft at its Tanami operations in Australia. The hedging instruments are fixed forward contracts with expiration dates ranging up to three years.

Newmont had the following foreign currency derivative contracts outstanding at December 31, 2011:

	Expected Maturity Date
	2012	2013	2014	2015	2016	Total/ Average
A$ Operating Fixed Forward Contracts:
A$ notional (millions)	1,218	951	665	375	141	3,350
Average rate ($/A$)	0.91	0.92	0.89	0.87	0.89	0.90
Expected hedge ratio	76%	62%	46%	26%	10%
A$ Capital Fixed Forward Contracts:
A$ notional (millions)	57	51	22	—	—	130
Average rate ($/A$)	1.01	0.98	0.96	—	—	0.99
Expected hedge ratio	42%	28%	23%	—	—
NZ$ Operating Fixed Forward Contracts:
NZ$ notional (millions)	62	23	—	—	—	85
Average rate ($/NZ$)	0.75	0.77	—	—	—	0.76
Expected hedge ratio	48%	20%	—	—	—

Diesel Fixed Forward Contracts

Newmont hedges a portion of its operating cost exposure related to diesel consumed at its Nevada operations to reduce the variability in realized diesel prices. The hedging instruments consist of a series of financially settled fixed forward contracts with expiration dates ranging up to three years from the date of issue.

Newmont had the following diesel derivative contracts outstanding at December 31, 2011:

	Expected Maturity Date
	2012	2013	2014	Total/ Average
Diesel Fixed Forward Contracts:
Diesel gallons (millions)	25	11	3	39
Average rate ($/gallon)	2.81	2.90	2.82	2.84
Expected Nevada hedge ratio	56%	24%	7%

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions, except per share, per ounce and per pound amounts)

Forward Starting Swap Contracts

During 2011, Newmont entered into forward starting swap contracts with a total notional value of $2,000. These swaps hedge movements in treasury rates related to an expected debt issuance. The Company subsequently revised its expected debt issuance date to the first half of 2012 and extended the terms of the forward starting swap contracts, resulting in the recognition of $15 in charges related to hedge ineffectiveness in 2011. At December 31, 2011, the hedge contracts were in a liability position of $399. The proceeds from the expected debt issuance will be adjusted by the fair value of the swap contracts at the time of issuance.

Treasury Rate Lock Contracts

In connection with the 2019 and 2039 notes issued in September 2009, Newmont acquired treasury rate lock contracts to reduce the variability of the proceeds realized from the bond issuances. The treasury rate locks resulted in $6 and $5 unrealized gains in Accumulated other comprehensive income for the 2019 and 2039 notes, respectively. The Company previously acquired treasury rate locks in connection with the issuance of the 2035 notes that resulted in a $10 unrealized loss in Accumulated other comprehensive income. The gains/losses from these contracts are recognized in Interest expense, net over the terms of the respective notes.

Fair Value Hedges

Interest Rate Swap Contracts

Newmont had $222 fixed to floating swap contracts designated as a hedge against debt which matured in May 2011.

Derivative Instrument Fair Values

Newmont had the following derivative instruments designated as hedges at December 31, 2011 and December 31, 2010:

	Fair Values of Derivative Instruments
	At December 31, 2011
	Other Current Assets	Other Long-Term Assets	Other Current Liabilities	Other Long-Term Liabilities
Foreign currency exchange contracts:
A$ operating fixed forward contracts	$121	$112	$6	$4
A$ capital fixed forward contracts	—	—	—	1
NZ$ operating fixed forward contracts	2	—	1	—
Diesel fixed forward contracts	4	—	2	1
Forward starting swap contracts	—	—	399	—

Total derivative instruments (Notes 21 and 24)	$127	$112	$408	$6

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions, except per share, per ounce and per pound amounts)

	Fair Values of Derivative Instruments
	At December 31, 2010
	Other Current Assets	Other Long-Term Assets	Other Current Liabilities	Other Long-Term Liabilities
Foreign currency exchange contracts:
A$ operating fixed forward contracts	$181	$114	$—	$—
NZ$ operating fixed forward contracts	5	1	—	—
Diesel fixed forward contracts	7	1	—	—
Interest rate swap contracts	3	—	—	—

Total derivative instruments (Notes 21 and 24)	$196	$116	$—	$—

The following tables show the location and amount of gains (losses) reported in the Company’s Consolidated Financial Statements related to the Company’s cash flow and fair value hedges and the gains (losses) recorded for the hedged item related to the fair value hedges.

	Foreign Currency Exchange Contracts			Diesel Fixed Forward Contracts
For the years ended December 31,	2011	2010	2009	2011	2010	2009
Cash flow hedging relationships:
Gain recognized in other comprehensive income (effective portion)	$151	$287	$245	$6	$6	$7
Gain (loss) reclassified from Accumulated other comprehensive income into income (effective portion) (1)	$188	$92	$(6)	$14	$4	$(11)

	Forward Starting Swap Contracts			Treasury Rate Lock Contracts
For the years ended December 31,	2011	2010	2009	2011	2010	2009
Cash flow hedging relationships:
Gain (loss) recognized in other comprehensive income (effective portion)	$(399)	$—	$—	$—	$—	$11
Loss reclassified from Accumulated other comprehensive income into income (ineffective portion) (2)	$(15)	$—	$—	$—	$—	$—

(1)	The gain (loss) for the effective portion of foreign currency exchange and diesel cash flow hedges reclassified from Accumulated other comprehensive income is included in Costs applicable to sales.
(2)	The ineffective portion recognized for cash flow hedges is included in Other Income, net.

	Interest Rate Swap Contracts			8 5/8% Debentures (Hedged Portion)
For the years ended December 31,	2011	2010	2009	2011	2010	2009
Fair value hedging relationships:
Gain (loss) recognized in income (effective portion) (1)	$3	$6	$4	$(6)	$—	$(1)
Gain (loss) recognized in income (ineffective portion) (2)	$(2)	$(4)	$(3)	$—	$2	$(3)

(1)	The gain (loss) recognized for the effective portion of fair value hedges and the underlying hedged debt is included in Interest expense, net.
(2)	The ineffective portion recognized for fair value hedges and the underlying hedged debt is included in Other income, net.

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions, except per share, per ounce and per pound amounts)

The amount to be reclassified from Accumulated other comprehensive income, net of tax to income during the next 12 months is a gain of approximately $80.

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

The average LME copper price was $4.00 per pound during 2011, compared with the Company’s recorded average provisional price of $4.02 before mark-to-market losses and treatment and refining charges. During 2011, decreasing copper prices resulted in a provisional pricing mark-to-market loss of $92 ($0.26 per pound). At December 31, 2011, Newmont had copper sales of 79 million pounds priced at an average of $3.43 per pound, subject to final pricing over the next several months.

The average London P.M. fix for gold was $1,572 per ounce during 2011, compared with the Company’s recorded average provisional price of $1,567 per ounce before mark-to-market gains and treatment and refining charges. During 2011, increasing gold prices resulted in a provisional pricing mark-to-market gain of $31 ($5 per ounce). At December 31, 2011, Newmont had gold sales of 85,000 ounces priced at an average of $1,576 per ounce, subject to final pricing over the next several months.

NOTE 18    INVESTMENTS

	At December 31, 2011
	Cost/Equity Basis	Unrealized		Fair/Equity Basis
		Gain	Loss
Current:
Marketable Equity Securities:
Paladin Energy Ltd.	$60	$13	$—	$73
Other	15	7	(1)	21

	$75	$20	$(1)	$94

Long-term:
Marketable Debt Securities:
Asset backed commercial paper	$25	$—	$(6)	$19
Auction rate securities	7	—	(2)	5
Corporate	10	1	—	11

	42	1	(8)	35

Marketable Equity Securities:
Canadian Oil Sands Trust	302	401	—	703
Gabriel Resources Ltd.	76	236	—	312
Regis Resources Ltd.	36	218	—	254
Other	92	16	(17)	91

	506	871	(17)	1,360

Other investments, at cost	11	—	—	11
Investment in Affiliates:
La Zanja	66	—	—	66

	$625	$872	$(25)	$1,472

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions, except per share, per ounce and per pound amounts)

	At December 31, 2010
	Cost/Equity Basis	Unrealized		Fair/Equity Basis
		Gain	Loss
Current:
Marketable Equity Securities:
New Gold Inc.	$5	$54	$—	$59
Other	19	35	—	54

	$24	$89	$—	$113

Long-term:
Marketable Debt Securities:
Asset backed commercial paper	$25	$—	$(6)	$19
Auction rate securities	7	—	(2)	5
Corporate	7	3	—	10

	39	3	(8)	34

Marketable Equity Securities:
Canadian Oil Sands Trust	308	508	—	816
Gabriel Resources Ltd.	78	325	—	403
Regis Resources Ltd.	23	148	—	171
Other	39	37	—	76

	448	1,018	—	1,466

Other investments, at cost	11	—	—	11
Investment in Affiliates:
La Zanja	57	—	—	57

	$555	$1,021	$(8)	$1,568

In conjunction with the April 6, 2011 acquisition of Fronteer, Newmont acquired $208 of Paladin Energy Ltd. securities and $73 of other marketable equity securities which were subsequently impaired for other-than-temporary declines in value resulting in charges of $148 for Paladin Energy Ltd. and $32 for other marketable equity securities.

In 2011, Newmont sold its investment in New Gold Inc. and realized a gain of $50 and sold other marketable equity securities and realized a gain of $14.

In 2010, AGR, in which the Company held a 40% equity interest, was dissolved and the Company received consideration of $14 and recorded a gain of $6. During 2010, the Company recognized impairments for other-than-temporary declines in value of $1 for other marketable equity securities.

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

	Less than 12 Months		12 Months or Greater		Total
At December 31, 2011	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Asset backed commercial paper	$—	$—	$19	$6	$19	$6
Auction rate securities	—	—	5	2	5	2
Marketable equity securities	42	18	—	—	42	18

	$42	$18	$24	$8	$66	$26

	Less than 12 Months		12 Months or Greater		Total
At December 31, 2010	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Asset backed commercial paper	$—	$—	$19	$6	$19	$6
Auction rate securities	—	—	5	2	5	2

	$—	$—	$24	$8	$24	$8

Included in the tables above are the unrealized losses of $26 and $8 at December 31, 2011 and 2010, respectively, related to the Company’s investments in asset backed commercial paper, auction rate securities and marketable equity securities. While the fair values of these investments are below their respective cost, the Company views these declines as temporary. The Company intends to hold its investment in auction rate securities and asset backed commercial paper until maturity or such time that the market recovers and therefore considers these losses temporary.

NOTE 19    INVENTORIES

	At December 31,
	2011	2010
In-process	$159	$142
Concentrate	116	111
Precious metals	12	4
Materials, supplies and other	427	401

	$714	$658

The Company recorded aggregate write-downs of $27, $9, and $9 for 2011, 2010, and 2009, respectively, to reduce the carrying value of material and supply inventories to net realizable value. $17 of the write-downs in 2011 are related to the Hope Bay project and are classified as a component of Other expense, net. The remaining write-downs in 2011, 2010, and 2009 were related to Nevada and Batu Hijau. These inventory write-downs are classified as components of Costs applicable to sales.

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions, except per share, per ounce and per pound amounts)

NOTE 20    STOCKPILES AND ORE ON LEACH PADS

	At December 31,
	2011	2010
Current:
Stockpiles	$506	$389
Ore on leach pads	165	228

	$671	$617

Long-term:
Stockpiles	$1,904	$1,397
Ore on leach pads	367	360

	$2,271	$1,757

	At December 31,
	2011	2010
Stockpiles and ore on leach pads:
Nevada	$536	$479
La Herradura	6	6
Yanacocha	512	496
Boddington	435	248
Batu Hijau	1,119	879
Other Australia/New Zealand	161	145
Ahafo	173	121

	$2,942	$2,374

NOTE 21    OTHER ASSETS

	At December 31,
	2011	2010
Other current assets:
Refinery metal inventory and receivable	$796	$617
Derivative instruments	127	196
Other prepaid assets	93	65
Restricted cash	20	1
Note receivable	12	12
Other	85	71

	$1,133	$962

Other long-term assets:
Goodwill	$188	$188
Intangible assets	147	91
Income tax receivable	142	119
Derivative instruments	112	116
Debt issuance costs	59	39
Restricted cash	48	25
Other receivables	17	19
Other	144	144

	$857	$741

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions, except per share, per ounce and per pound amounts)

NOTE 22    PROPERTY, PLANT AND MINE DEVELOPMENT

	Depreciable Life (in years)	At December 31, 2011			At December 31, 2010
			Accumulated	Net Book		Accumulated	Net Book
		Cost	Amortization	Value	Cost	Amortization	Value
Land	—	$263	$—	$263	$118	$—	$118
Facilities and equipment	1 - 27	13,056	(5,926)	7,130	12,424	(5,460)	6,964
Mine development	1 - 27	3,903	(1,758)	2,145	3,217	(1,445)	1,772
Mineral interests	1 - 27	4,868	(713)	4,155	3,456	(660)	2,796
Asset retirement cost	1 - 27	758	(305)	453	638	(238)	400
Construction-in-progress	—	1,735	—	1,735	857	—	857

		$24,583	$(8,702)	$15,881	$20,710	$(7,803)	$12,907

Leased assets included above in facilities and equipment	2 - 25	$374	$(250)	$124	$421	$(289)	$132

		At December 31, 2011			At December 31, 2010
Mineral Interests	Amortization Period (in years)	Gross Carrying Value	Accumulated Amortization	Net Book Value	Gross Carrying Value	Accumulated Amortization	Net Book Value

Production stage	1 - 27	$1,256	$(713)	$543	$1,235	$(660)	$575
Development stage	—	149	—	149	149	—	149
Exploration stage	—	3,463	—	3,463	2,072	—	2,072

		$4,868	$(713)	$4,155	$3,456	$(660)	$2,796

Construction-in-progress at December 31, 2011 of $1,735 included $916 at South America primarily related to engineering and construction at Conga and infrastructure at Yanacocha, $269 at Africa related to engineering and construction at Akyem and infrastructure at Ahafo, $263 at North America related to infrastructure at Nevada, and $246 at Asia Pacific related to infrastructure at Boddington, Tanami, Kalgoorlie and Batu Hijau.

Construction-in-progress at December 31, 2010 of $857 included $266 at South America primarily related to Conga and infrastructure at Yanacocha, including a water treatment plant, $252 at North America related to tailings dam expansion and processing facility improvements in Nevada and other infrastructure at Hope Bay and Nevada, $222 at Asia Pacific related to tailings dam expansion at Boddington and other infrastructure at Boddington, Tanami and Batu Hijau and $84 at Africa related to the Akyem project and infrastructure at Ahafo.

Write-down of property, plant and mine development totaled $2,084, $6 and $7 for 2011, 2010 and 2009, respectively. The write-down in 2011 is primarily related to the Hope Bay project. The 2010 and 2009 write-downs are due to miscellaneous asset impairments.

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions, except per share, per ounce and per pound amounts)

NOTE 23    DEBT

	At December 31, 2011		At December 31, 2010
	Current	Non-Current	Current	Non-Current
Sale-leaseback of refractory ore treatment plant	$165	$—	$30	$134
8 5/8% debentures, net of discount (due 2011)	—	—	217	—
Corporate revolving credit facility (due 2016)	—	33	—	—
2012 Convertible Senior Notes, net of discount	514	—	—	488
2014 Convertible Senior Notes, net of discount	—	512	—	489
2017 Convertible Senior Notes, net of discount	—	452	—	434
2019 Senior Notes, net of discount	—	896	—	896
2035 Senior Notes, net of discount	—	598	—	598
2039 Senior Notes, net of discount	—	1,087	—	1,087
Ahafo project facility	10	45	10	55
Other capital leases	—	1	2	1

	$689	$3,624	$259	$4,182

Scheduled minimum debt repayments are $689 in 2012, $10 in 2013, $522 in 2014, $10 in 2015, $43 in 2016 and $3,039 thereafter.

Sale-Leaseback of Refractory Ore Treatment Plant

In September 1994, the Company entered into a sale and leaseback agreement for its refractory ore treatment plant located in Carlin, Nevada. The lease term is 21 years and includes purchase options during and at the end of the lease at predetermined prices. During 2011, the Company expressed the intent to exercise the early purchase option and buy the refractory treatment plant. The agreement for the early buy-out will result in $165 aggregate payments during 2012 at which point, the Company will take ownership of the treatment plant. The related asset is specialized, therefore it is not practicable to estimate the fair value of this debt.

8  5/8% Senior Notes

Newmont had uncollateralized debentures with a principal amount of $223 due May 2011 bearing an annual interest rate of 8.63%. In May 2011, the Company repaid the $223 balance outstanding on the 8 5/8% debentures.

Corporate Revolving Credit Facility

Effective May 20, 2011, the Company entered into a new uncollateralized $2,500 revolving credit facility with a syndicate of commercial banks. This new revolving credit facility replaced the existing revolving credit facility which was cancelled upon the effectiveness of the new facility. The new facility provides for borrowings in U.S. dollars and contains a letter of credit sub-facility. The new facility matures in May 2016. Facility fees vary based on the credit ratings of the Company’s senior, uncollateralized, long-term debt. Borrowings under the facility bear interest at a market based rate plus a margin determined by the Company’s credit rating. At December 31, 2011, we had $33 in borrowings outstanding under the facility. There was $244 and $153 outstanding in letters of credit at December 31, 2011 and 2010, respectively.

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions, except per share, per ounce and per pound amounts)

Subsidiary Financings

PTNNT Revolving Credit Facility

Effective May 27, 2011, PTNNT entered into a new $600 reducing revolving credit facility with a syndicate of banks. This new reducing revolving facility provides for borrowings in U.S. dollars. The facility matures in March 2017. The facility is non-recourse to Newmont and substantially all of PTNNT’s assets are pledged as collateral. Borrowings under the facility bear interest at a rate per annum equal to LIBOR plus a margin of 4.00%. Commitment fees currently accrue on the daily average unused amount of the commitment of each lender at an annual rate of 2.00%. A one-time arrangement fee of $18 related to the facility was capitalized as debt issuance cost during 2011 and will be amortized over the term of the debt. There were no borrowings outstanding under the facility at December 31, 2011.

2012 Convertible Senior Notes

In February 2009, the Company issued $518 of uncollateralized convertible senior notes maturing on February 15, 2012 for net proceeds of $504. The notes pay interest semi-annually at a rate of 3.0% per annum and the effective interest rate is 8.5%. The notes are convertible, at the holder’s option, equivalent to a conversion price of $45.73 per share of common stock. Upon conversion, the principal amount and all accrued interest will be repaid in cash. In December 2011, the Company provided notice that it will settle the conversion premium in cash. The Company is not entitled to redeem the notes prior to their stated maturity dates. Using prevailing interest rates on similar instruments, the estimated fair value of these senior notes was $674 and $668 at December 31, 2011 and 2010, respectively. The foregoing fair value estimates were prepared with the assistance of an independent third party and may or may not reflect the actual trading value of this debt.

2014 and 2017 Convertible Senior Notes

In July 2007, the Company issued $1,150 uncollateralized convertible senior notes due in 2014 and 2017, each with a principal amount of $575 for net proceeds of $1,126. The 2014 notes, maturing on July 15, 2014, pay interest semi-annually at a rate of 1.25% per annum, and the 2017 notes, maturing on July 15, 2017, pay interest semi-annually at a rate of 1.63% per annum. The effective interest rates are 6.0% and 6.25% for the 2014 and 2017 notes, respectively. The notes are convertible, at the holder’s option, at a conversion price of $45.68 per share of common stock. Upon conversion, the principal amount and all accrued interest will be repaid in cash and any conversion premium will be settled in shares of our common stock or, at our election, cash or any combination of cash and shares of our common stock. In connection with the convertible senior notes offering, the Company entered into Call Spread Transactions. The Call Spread Transactions included the purchase of call options and the sale of warrants. As a result of the Call Spread Transactions, the conversion price of $45.68 was effectively increased to $59.59. The Company is not entitled to redeem the notes prior to their stated maturity dates. Using prevailing interest rates on similar instruments, the estimated fair value of the 2014 and 2017 senior notes was $713 and $651, respectively, at December 31, 2011 and $697 and $627, respectively, at December 31, 2010. The foregoing fair value estimates were prepared with the assistance of an independent third party and may or may not reflect the actual trading value of this debt.

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions, except per share, per ounce and per pound amounts)

The Company’s Consolidated Balance Sheets report the following related to the convertible senior notes:

	At December 31, 2011			At December 31, 2010
	Convertible Senior Notes Due			Convertible Senior Notes Due
	2012	2014	2017	2012	2014	2017
Additional paid-in capital	$46	$97	$123	$46	$97	$123
Principal amount	$518	$575	$575	$518	$575	$575
Unamortized debt discount	(4)	(63)	(123)	(30)	(86)	(141)

Net carrying amount	$514	$512	$452	$488	$489	$434

For the years ended December 31, 2011, 2010, and 2009, the Company recorded $32, $32, and $30 of interest expense for the contractual interest coupon and $67, $63, and $56 of amortization of the debt discount, respectively, related to the convertible senior notes. The remaining unamortized debt discount is amortized over the remaining one, three and six year periods of the 2012, 2014 and 2017 convertible senior notes, respectively. At December 31, 2011, the if-converted value of the 2012, 2014, and 2017 convertible senior notes exceeded the related principle amounts by $194, $236, and $236, respectively.

2019 and 2039 Senior Notes

In September 2009, the Company completed a two part public offering of $900 and $1,100 uncollateralized senior notes maturing on October 1, 2019 and October 1, 2039, respectively. Net proceeds from the 2019 and 2039 notes were $895 and $1,080, respectively. The 2019 notes pay interest semi-annually at a rate of 5.13% per annum and the 2039 notes pay semi-annual interest of 6.25% per annum. Using prevailing interest rates on similar instruments, the estimated fair value of the 2019 and 2039 senior notes was $993 and $1,299, respectively, at December 31, 2011 and $984 and $1,189, respectively, at December 31, 2010. The foregoing fair value estimates were prepared with the assistance of an independent third party and may or may not reflect the actual trading value of this debt.

2035 Senior Notes

In March 2005, Newmont issued uncollateralized senior notes with a principal amount of $600 due April 2035 bearing an annual interest rate of 5 7/8%. Interest on the notes is paid semi-annually in April and October. Using prevailing interest rates on similar instruments, the estimated fair value of these senior notes was $680 and $624 at December 31, 2011 and 2010, respectively. The foregoing fair value estimate was prepared with the assistance of an independent third party and may or may not reflect the actual trading value of this debt.

Ahafo Project Facility

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

At December 31, 2011 and 2010, the Company and its related entities were in compliance with all debt covenants and provisions related to potential defaults.

NOTE 24    OTHER LIABILITIES

	At December 31,
	2011	2010
Other current liabilities:
Refinery metal payable	$796	$617
Derivative instruments	408	—
Accrued capital expenditures	248	83
Accrued operating costs	231	217
Taxes other than income and mining	93	135
Reclamation and remediation liabilities	71	64
Interest	55	66
Royalties	53	90
Deferred income tax	50	54
Boddington contingent consideration	24	32
Holt property royalty	17	—
Other	87	60

	$2,133	$1,418

Other long-term liabilities:
Holt property royalty	$159	$40
Income and mining taxes	88	36
Power supply agreements	45	45
Boddington contingent consideration	30	51
Derivative instruments	6	—
Other	36	49

	$364	$221

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions, except per share, per ounce and per pound amounts)

NOTE 25    ACCUMULATED OTHER COMPREHENSIVE INCOME

	At December 31,
	2011	2010
Unrealized gain on marketable securities, net of $159 and $200 tax expense, respectively	$707	$902
Foreign currency translation adjustments	163	155
Pension liability adjustments, net of $125 and $95 tax benefit, respectively	(231)	(176)
Other post-retirement benefit adjustments, net of $4 and $6 tax expense, respectively	6	11
Changes in fair value of cash flow hedge instruments, net of tax benefit (expense) of $71 and $(97), respectively	7	216

	$652	$1,108

NOTE 26    RELATED PARTY TRANSACTIONS

Newmont had transactions with AGR in 2010 and 2009.

	Years Ended December 31,
	2011	2010	2009
Gold and silver sales	$—	$3	$10
Refining fees paid	$—	$—	$3

NOTE 27    NET CHANGE IN OPERATING ASSETS AND LIABILITIES

Net cash provided from operations attributable to the net change in operating assets and liabilities is composed of the following:

	Years Ended December 31,
	2011	2010	2009
Decrease (increase) in operating assets:
Trade and accounts receivable	$52	$(153)	$42
Inventories, stockpiles and ore on leach pads	(495)	(501)	(378)
EGR refinery assets	(266)	116	(508)
Other assets	(51)	(87)	(19)
Increase (decrease) in operating liabilities:
Accounts payable and other accrued liabilities	226	38	177
EGR refinery liabilities	266	(116)	508
Reclamation liabilities	(43)	(51)	(49)

	$(311)	$(754)	$(227)

NOTE 28    SUPPLEMENTAL CASH FLOW INFORMATION

	Years Ended December 31,
	2011	2010	2009
Income and mining taxes, net of refunds	$1,526	$1,185	$431
Pension plan and other benefit contributions	$29	$163	$58
Interest, net of amounts capitalized	$216	$228	$117

Noncash Investing Activities and Financing Activities

Newmont sold a royalty interest in exchange for 4 million shares of Regis Resources which resulted in non-cash increases to Investments of $12 in 2011.

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions, except per share, per ounce and per pound amounts)

NOTE 29    OPERATING LEASE COMMITMENTS

The Company leases certain assets, such as equipment and facilities, under operating leases expiring at various dates through 2020. Future minimum annual lease payments are $23 in 2012, $20 in 2013, $10 in 2014, $10 in 2015, $10 in 2016 and $27 thereafter, totaling $100. Rent expense for 2011, 2010 and 2009 was $68, $46 and $48, respectively.

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

	For the Year Ended December 31, 2011
Condensed Consolidating Statement of Income	Newmont Mining Corporation	Newmont USA	Other Subsidiaries	Eliminations	Newmont Mining Corporation Consolidated
Sales	$—	$6,610	$3,748	$—	$10,358
Costs and expenses
Costs applicable to sales(1)	—	2,358	1,570	(38)	3,890
Amortization	—	651	386	(1)	1,036
Reclamation and remediation	—	69	51	—	120
Exploration	—	180	170	—	350
Advanced projects, research and development	—	183	191	(1)	373
General and administrative	—	156	2	40	198
Write-down of property, plant and mine development	—	4	2,080	—	2,084
Other expense, net	—	166	99	—	265

	—	3,767	4,549	—	8,316

Other income (expense)
Other income, net	(179)	115	76	—	12
Interest income — intercompany	152	7	16	(175)	—
Interest expense —intercompany	(19)	—	(156)	175	—
Interest expense, net	(219)	(16)	(9)	—	(244)

	(265)	106	(73)	—	(232)

Income before income and mining tax and other items	(265)	2,949	(874)	—	1,810
Income and mining tax expense	199	(1,033)	121	—	(713)
Equity income (loss) of affiliates	432	(19)	283	(685)	11

Income from continuing operations	366	1,897	(470)	(685)	1,108
Loss from discontinued operations	—	7	(143)	—	(136)

Net income	366	1,904	(613)	(685)	972
Net income attributable to noncontrolling interests	—	(697)	(21)	112	(606)

Net income attributable to Newmont stockholders	$366	$1,207	$(634)	$(573)	$366

(1)	Excludes Amortization and Reclamation and remediation.

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions, except per share, per ounce and per pound amounts)

	For the Year Ended December 31, 2010
Condensed Consolidating Statement of Income	Newmont Mining Corporation	Newmont USA	Other Subsidiaries	Eliminations	Newmont Mining Corporation Consolidated
Sales	$—	$6,568	$2,972	$—	$9,540
Costs and expenses
Costs applicable to sales (1)	—	2,171	1,341	(28)	3,484
Amortization	—	601	345	(1)	945
Reclamation and remediation	—	48	17	—	65
Exploration	—	131	87	—	218
Advanced projects, research and development	—	110	107	(1)	216
General and administrative	—	144	4	30	178
Write-down of property, plant and mine development	—	5	1	—	6
Other expense, net	—	183	78	—	261

	—	3,393	1,980	—	5,373

Other income (expense)
Other income, net	(4)	29	84	—	109
Interest income — intercompany	161	7	5	(173)	—
Interest expense — intercompany	(11)	—	(162)	173	—
Interest expense, net	(246)	(27)	(6)	—	(279)

	(100)	9	(79)	—	(170)

Income before income and mining tax and other items	(100)	3,184	913	—	3,997
Income and mining tax expense	479	(1,114)	(221)	—	(856)
Equity income (loss) of affiliates	1,926	2	281	(2,206)	3

Income from continuing operations	2,305	2,072	973	(2,206)	3,144
Loss from discontinued operations	(28)	2	(30)	28	(28)

Net income	2,277	2,074	943	(2,178)	3,116
Net income attributable to noncontrolling interests	—	(1,026)	34	153	(839)

Net income attributable to Newmont stockholders	$2,277	$1,048	$977	$(2,025)	$2,277

(1)	Excludes Amortization and Reclamation and remediation.

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions, except per share, per ounce and per pound amounts)

	For the Year Ended December 31, 2009
Condensed Consolidating Statement of Income	Newmont Mining Corporation	Newmont USA	Other Subsidiaries	Eliminations	Newmont Mining Corporation Consolidated
Sales	$—	$5,911	$1,794	$—	$7,705
Costs and expenses
Costs applicable to sales (1)	—	2,128	903	(23)	3,008
Amortization	—	565	242	(1)	806
Reclamation and remediation	—	41	18	—	59
Exploration	—	101	86	—	187
Advanced projects, research and development	—	66	71	(2)	135
General and administrative	—	129	4	26	159
Write-down of property, plant and mine development	—	6	1	—	7
Other expense, net	9	160	189	—	358

	9	3,196	1,514	—	4,719

Other income (expense)
Other income, net	(11)	27	72	—	88
Interest income — intercompany	90	7	5	(102)	—
Interest expense — intercompany	(9)	—	(93)	102	—
Interest expense, net	(65)	(47)	(8)	—	(120)

	5	(13)	(24)	—	(32)

Income before income and mining tax and other items	(4)	2,702	256	—	2,954
Income and mining tax expense	1	(781)	(49)	—	(829)
Equity income (loss) of affiliates	1,316	5	185	(1,522)	(16)

Income from continuing operations	1,313	1,926	392	(1,522)	2,109
Loss from discontinued operations	(16)	(16)	—	16	(16)

Net income	1,297	1,910	392	(1,506)	2,093
Net income attributable to noncontrolling interests	—	(795)	(77)	76	(796)

Net income attributable to Newmont stockholders	$1,297	$1,115	$315	$(1,430)	$1,297

(1)	Excludes Amortization and Reclamation and remediation.

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions, except per share, per ounce and per pound amounts)

	For the Year Ended December 31, 2011
Condensed Consolidating Statement of Cash Flows	Newmont Mining Corporation	Newmont USA	Other Subsidiaries	Eliminations	Newmont Mining Corporation Consolidated
Operating activities:
Net income	$366	$1,904	$(613)	$(685)	$972
Adjustments	131	624	1,490	685	2,930
Net change in operating assets and liabilities	(102)	(18)	(191)	—	(311)

Net cash provided from (used in) continuing operations	395	2,510	686	—	3,591
Net cash used in discontinued operations	—	—	(7)	—	(7)

Net cash provided from (used in) operations	395	2,510	679	—	3,584

Investing activities:
Additions to property, plant and mine development	—	(1,853)	(934)	—	(2,787)
Acquisitions, net	—	—	(2,309)	—	(2,309)
Proceeds from sale of marketable securities	—	65	16	—	81
Purchases of marketable securities	—	(3)	(18)	—	(21)
Proceeds from sale of other assets	—	(55)	64	—	9
Other	—	—	(40)	—	(40)

Net cash used in investing activities	—	(1,846)	(3,221)	—	(5,067)

Financing activities:
Net borrowings (repayments)	26	(278)	(10)	—	(262)
Net intercompany borrowings (repayments)	33	(2,559)	2,560	(34)	—
Proceeds from stock issuance, net	40	—	—	—	40
Dividends paid to noncontrolling interests	—	(151)	—	34	(117)
Dividends paid to common stockholders	(494)	—	—	—	(494)
Other	—	(24)	3	—	(21)

Net cash provided from (used in) financing activities	(395)	(3,012)	2,553	—	(854)

Effect of exchange rate changes on cash	—	(3)	44	—	41

Net change in cash and cash equivalents	—	(2,351)	55	—	(2,296)
Cash and cash equivalents at beginning of period	—	3,877	179	—	4,056

Cash and cash equivalents at end of period	$—	$1,526	$234	$—	$1,760

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions, except per share, per ounce and per pound amounts)

	For the Year Ended December 31, 2010
Condensed Consolidating Statement of Cash Flows	Newmont Mining Corporation	Newmont USA	Other Subsidiaries	Eliminations	Newmont Mining Corporation Consolidated
Operating activities:
Net income (loss)	$2,277	$2,074	$943	$(2,178)	$3,116
Adjustments	(600)	865	(1,625)	2,178	818
Net change in operating assets and liabilities	(57)	(512)	(185)	—	(754)

Net cash provided from (used in) continuing operations	1,620	2,427	(867)	—	3,180
Net cash used in discontinued operations	—	(13)	—	—	(13)

Net cash provided from (used in) operations	1,620	2,414	(867)	—	3,167

Investing activities:
Additions to property, plant and mine development	—	(721)	(681)	—	(1,402)
Acquisitions, net	—	—	(4)	—	(4)
Proceeds from sale of marketable securities	—	—	3	—	3
Purchases of marketable securities	—	(5)	(23)	—	(28)
Proceeds from sale of other assets	—	16	40	—	56
Other	—	—	(44)	—	(44)

Net cash used in investing activities	—	(710)	(709)	—	(1,419)

Financing activities:
Net repayments	—	(420)	(10)	—	(430)
Net intercompany borrowings (repayments)	(1,442)	(152)	1,730	(136)	—
Proceeds from stock issuance, net	60	—	—	—	60
Sale of noncontrolling interests	—	229	—	—	229
Acquisition of noncontrolling interests	—	—	(110)	—	(110)
Dividends paid to noncontrolling interests	—	(598)	—	136	(462)
Dividends paid to common stockholders	(246)	—	—	—	(246)
Other	—	46	(2)	—	44

Net cash provided from (used in) financing activities	(1,628)	(895)	1,608	—	(915)

Effect of exchange rate changes on cash	—	1	7	—	8

Net change in cash and cash equivalents	(8)	810	39	—	841
Cash and cash equivalents at beginning of period	8	3,067	140	—	3,215

Cash and cash equivalents at end of period	$—	$3,877	$179	$—	$4,056

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions, except per share, per ounce and per pound amounts)

	For the Year Ended December 31, 2009
Condensed Consolidating Statement of Cash Flows	Newmont Mining Corporation	Newmont USA	Other Subsidiaries	Eliminations	Newmont Mining Corporation Consolidated
Operating activities:
Net income (loss)	$1,297	$1,910	$392	$(1,506)	$2,093
Adjustments	75	683	(1,216)	1,506	1,048
Net change in operating assets and liabilities	135	(400)	38	—	(227)

Net cash provided from (used in) continuing operations	1,507	2,193	(786)	—	2,914
Net cash provided from discontinued operations	—	33	—	—	33

Net cash provided from (used in) operations	1,507	2,226	(786)	—	2,947

Investing activities:
Additions to property, plant and mine development	—	(470)	(1,299)	—	(1,769)
Acquisitions, net	(8)	(11)	(988)	—	(1,007)
Proceeds from sale of marketable securities	—	—	17	—	17
Purchases of marketable securities	—	—	(5)	—	(5)
Proceeds from sale of other assets	—	15	3	—	18
Other	—	—	(35)	—	(35)

Net cash used in investing activities	(8)	(466)	(2,307)	—	(2,781)

Financing activities:
Net borrowings (repayments)	1,722	(154)	—	—	1,568
Net intercompany borrowings (repayments)	(4,298)	953	3,345	—	—
Proceeds from stock issuance, net	1,278	—	—	—	1,278
Sale of noncontrolling interests	—	638	—	—	638
Acquisition of noncontrolling interests	—	—	(287)	—	(287)
Dividends paid to noncontrolling interests	—	(391)	(3)	—	(394)
Dividends paid to common stockholders	(196)	—	—	—	(196)
Other	2	(48)	11	—	(35)

Net cash provided from (used in) financing activities of continuing operations	(1,492)	998	3,066	—	2,572
Net cash used in financing activities of discontinued operations	—	(2)	—	—	(2)

Net cash provided from (used in) financing activities	(1,492)	996	3,066	—	2,570

Effect of exchange rate changes on cash	1	1	42	—	44

Net change in cash and cash equivalents	8	2,757	15	—	2,780
Cash and cash equivalents at beginning of period	—	310	125	—	435

Cash and cash equivalents at end of period	$8	$3,067	$140	$—	$3,215

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions, except per share, per ounce and per pound amounts)

	At December 31, 2011
Condensed Consolidating Balance Sheet	Newmont Mining Corporation	Newmont USA	Other Subsidiaries	Eliminations	Newmont Mining Corporation Consolidated
Assets
Cash and cash equivalents	$—	$1,526	$234	$—	$1,760
Trade receivables	—	205	95	—	300
Accounts receivable	1,415	3,447	264	(4,806)	320
Investments	72	—	22	—	94
Inventories	—	333	381	—	714
Stockpiles and ore on leach pads	—	532	139	—	671
Deferred income tax assets	134	257	5	—	396
Other current assets	—	91	1,042	—	1,133

Current assets	1,621	6,391	2,182	(4,806)	5,388
Property, plant and mine development, net	—	6,917	8,990	(26)	15,881
Investments	—	29	1,443	—	1,472
Investments in subsidiaries	14,675	43	2,825	(17,543)	—
Stockpiles and ore on leach pads	—	1,641	630	—	2,271
Deferred income tax assets	708	838	59	—	1,605
Other long-term assets	3,423	641	927	(4,134)	857

Total assets	$20,427	$16,500	$17,056	$(26,509)	$27,474

Liabilities
Debt	$514	$165	$10	$—	$689
Accounts payable	2,698	1,327	1,343	(4,807)	561
Employee-related benefits	—	222	85	—	307
Income and mining taxes	—	45	205	—	250
Other current liabilities	450	459	3,186	(1,962)	2,133

Current liabilities	3,662	2,218	4,829	(6,769)	3,940
Debt	3,578	1	45	—	3,624
Reclamation and remediation liabilities	—	809	360	—	1,169
Deferred income tax liabilities	—	732	1,415	—	2,147
Employee-related benefits	5	355	99	—	459
Other long-term liabilities	567	61	3,895	(4,159)	364

Total liabilities	7,812	4,176	10,643	(10,928)	11,703

Equity
Preferred stock	—	—	61	(61)	—
Common stock	784	—	—	—	784
Additional paid-in capital	8,127	3,050	5,702	(8,471)	8,408
Accumulated other comprehensive income	652	(189)	1,168	(979)	652
Retained earnings	3,052	6,055	(1,744)	(4,311)	3,052

Newmont stockholders’ equity	12,615	8,916	5,187	(13,822)	12,896
Noncontrolling interests	—	3,408	1,226	(1,759)	2,875

Total equity	12,615	12,324	6,413	(15,581)	15,771

Total liabilities and equity	$20,427	$16,500	$17,056	$(26,509)	$27,474

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions, except per share, per ounce and per pound amounts)

	At December 31, 2010
Condensed Consolidating Balance Sheet	Newmont Mining Corporation	Newmont USA	Other Subsidiaries	Eliminations	Newmont Mining Corporation Consolidated
Assets
Cash and cash equivalents	$—	$3,877	$179	$—	$4,056
Trade receivables	—	501	81	—	582
Accounts receivable	2,222	802	265	(3,201)	88
Investments	—	72	41	—	113
Inventories	—	388	270	—	658
Stockpiles and ore on leach pads	—	513	104	—	617
Deferred income tax assets	—	170	7	—	177
Other current assets	—	77	885	—	962

Current assets	2,222	6,400	1,832	(3,201)	7,253
Property, plant and mine development, net	—	5,364	7,562	(19)	12,907
Investments	—	25	1,543	—	1,568
Investments in subsidiaries	12,295	35	1,909	(14,239)	—
Stockpiles and ore on leach pads	—	1,347	410	—	1,757
Deferred income tax assets	638	690	109	—	1,437
Other long-term assets	2,675	496	584	(3,014)	741

Total assets	$17,830	$14,357	$13,949	$(20,473)	$25,663

Liabilities
Debt	$—	$249	$10	$—	$259
Accounts payable	355	1,269	1,996	(3,193)	427
Employee-related benefits	—	222	66	—	288
Income and mining taxes	19	261	75	—	355
Other current liabilities	56	373	2,959	(1,970)	1,418

Current liabilities	430	2,374	5,106	(5,163)	2,747
Debt	3,991	135	56	—	4,182
Reclamation and remediation liabilities	—	676	308	—	984
Deferred income tax liabilities	—	513	975	—	1,488
Employee-related benefits	5	244	76	—	325
Other long-term liabilities	375	56	2,824	(3,034)	221

Total liabilities	4,801	3,998	9,345	(8,197)	9,947

Equity
Preferred stock	—	—	61	(61)	—
Common stock	778	—	—	—	778
Additional paid-in capital	7,963	2,722	3,894	(6,300)	8,279
Accumulated other comprehensive income	1,108	(75)	1,180	(1,105)	1,108
Retained earnings	3,180	4,850	(1,109)	(3,741)	3,180

Newmont stockholders’ equity	13,029	7,497	4,026	(11,207)	13,345
Noncontrolling interests	—	2,862	578	(1,069)	2,371

Total equity	13,029	10,359	4,604	(12,276)	15,716

Total liabilities and equity	$17,830	$14,357	$13,949	$(20,473)	$25,663

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

Estimated future reclamation costs are based principally on legal and regulatory requirements. At December 31, 2011 and 2010, $1,070 and $904, respectively, were accrued for reclamation costs relating to currently producing mineral properties in accordance with asset retirement obligation guidance. The current portions of $47 and $46 at December 31, 2011 and 2010, respectively, are included in Other current liabilities.

In addition, the Company is involved in several matters concerning environmental obligations associated with former mining activities. Generally, these matters concern developing and implementing remediation plans at the various sites involved. The Company believes that the related environmental obligations associated with these sites are similar in nature with respect to the development of remediation plans, their risk profile and the compliance required to meet general environmental standards. Based upon the Company’s best estimate of its liability for these matters, $170 and $144 were accrued for such obligations at December 31, 2011 and 2010, respectively. These amounts are included in Other current liabilities and Reclamation and remediation liabilities. Depending upon the ultimate resolution of these matters, the Company believes that it is reasonably possible that the liability for these matters could be as much as 122% greater or 8% lower than the amount accrued at December 31, 2011. The amounts accrued for these matters are reviewed periodically based upon facts and circumstances available at the time. Changes in estimates are recorded in Reclamation and remediation in the period estimates are revised.

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

In 1991, Dawn’s mining lease at the mine was terminated. As a result, Dawn was required to file a formal mine closure and reclamation plan. The Department of Interior commenced an analysis of Dawn’s proposed plan and alternate closure and reclamation plans for the mine. Work on this analysis has been suspended indefinitely. In mid-2000, the mine was included on the National Priorities List under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”). In March 2003, the EPA notified Dawn and Newmont that it had thus far expended $12 on the Remedial Investigation/Feasibility Study (“RI/FS”) under CERCLA. In October 2005, the EPA issued the RI/FS on this property in which it indicated a preferred remedy. Newmont and Dawn filed comments on the RI/FS with the EPA in January 2006. On October 3, 2006, the EPA issued a final Record of Decision in which it formally selected the preferred remedy identified in the RI/FS.

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

As of September 30, 2011, Newmont, Dawn, the Department of Interior, the EPA and the Department of Justice entered into a Consent Decree for remediation of the Midnite Mine site, and filed the Consent Decree with the U.S. District Court for the Eastern District of Washington. All parties moved to dismiss the appeal of the trial court findings. The Court elicited public comments regarding the Consent Decree and approved the Consent Decree on January 17, 2012. According to the Consent Decree: 1) Newmont and Dawn will design, construct and implement the cleanup plan selected by the EPA in 2006 for the Midnite Mine site; 2) Newmont and Dawn will reimburse the EPA for its costs associated with overseeing the work; 3) the Department of the Interior will contribute a lump sum of approximately $54 toward past EPA costs and future costs related to the cleanup of the Midnite Mine site; 4) Newmont and Dawn will be responsible for all other EPA oversight costs and Midnite Mine site cleanup costs; and 5) Newmont will post a surety bond for work at the site. At December 31, 2011, Newmont had accrued approximately $65 for the Midnite Mine site reclamation.

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

PT Newmont Nusa Tenggara (“PTNNT”) — 31.5% Newmont Owned

Under the Batu Hijau Contract of Work, beginning in 2006 and continuing through 2010, a portion of PTNNT’s shares were required to be offered for sale, first, to the Indonesian government or, second, to Indonesian nationals, equal to the difference between the following percentages and the percentage of shares already owned by the Indonesian government or Indonesian nationals (if such number is positive): 23% by March 31, 2006; 30% by March 31, 2007; 37% by March 31, 2008; 44% by March 31, 2009; and 51% by March 31, 2010. As PT Pukuafu Indah (“PTPI”), an Indonesian national, owned a 20% interest in PTNNT at all relevant times, in 2006, a 3% interest was required to be offered for sale and, in each of 2007 through 2010, an additional 7% interest was required to be offered (for an aggregate 31% interest). The price at which such interests were offered for sale to the Indonesian parties was the fair market value of such interest considering PTNNT as a going concern, as agreed with the Indonesian government.

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

An international arbitration panel (the “Panel”) was appointed to resolve these claims and other claims that had arisen in relation to divestment and on March 31, 2009, the Panel issued its final award and decision on the matter. In its decision, the Panel determined that PTNNT’s foreign shareholders had not complied with the divestiture procedure required by the Contract of Work in 2006 and 2007, but the Panel ruled that the Indonesian government was not entitled to immediately terminate the

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions, except per share, per ounce and per pound amounts)

Contract of Work and rejected the Indonesian government’s claim for damages. The Panel granted PTNNT 180 days from the date of notification of the final award to effect transfer of the 2006 3% interest and the 2007 7% interest in PTNNT to the local governments or their respective nominees. The Panel also applied a 180-day cure period to the 2008 7% interest, requiring that PTNNT effect the offer of the 2008 7% interest to the Indonesian government or its nominee within such 180-day period, and ensure the transfer of such shares if, after agreement on price, the Indonesian government invoked its right of first refusal under the Contract of Work. On July 14, 2009, the Company reached agreement with the Indonesian government on the price of the 2008 7% interest and the 2009 7% interest and effected the reoffer to the Indonesian government at this newly agreed price. In November and December 2009, sale agreements were concluded pursuant to which the 2006, 2007 and 2008 shares were transferred to PT Multi Daerah Bersaing (“PTMDB”), the nominee of the local governments, and the 2009 shares were transferred to PTMDB in February 2010, resulting in PTMDB owning a 24% interest in PTNNT.

On December 17, 2010, the Ministry of Energy & Mineral Resources, acting on behalf of the Indonesian government, accepted the offer to acquire the final 7% interest in PTNNT. Subsequently, the Indonesian government designated Pusat Investasi Pemerintah (“PIP”), an agency of the Ministry of Finance, as the entity that will buy the final stake. On May 6, 2011, PIP and the foreign shareholders entered into a definitive agreement for the sale and purchase of the final 7% divestiture stake. Closing of the transaction is pending receipt of approvals from certain Indonesian government ministries. Subsequent to signing the agreement, a disagreement arose between the Ministry of Finance and the Indonesian parliament in regard to whether parliamentary approval was needed to allow PIP to make the share purchase. In October 2011, press reports stated that Indonesia’s Supreme Audit Agency had determined that parliamentary approval is required. The Ministry of Finance continues to dispute the need for parliamentary approval and has taken steps to have the matter resolved by Indonesia’s Constitutional Court. Further disputes may arise in regard to the divestiture of the 2010 shares.

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

Subsequent to its initial claim, PTPI filed numerous additional lawsuits, three of which have been withdrawn, against Newmont Indonesia Limited (“NIL”) and Nusa Tenggara Mining Corporation (“NTMC”), a subsidiary of Sumitomo, in the South Jakarta District Court. Fundamentally, the cases all relate to PTPI’s contention that it owns, or has rights to own, the shares in PTNNT that have or will be divested to fulfill the requirements of the PTNNT Contract of Work and the March 2009 arbitration award. PTPI also makes various other allegations, including alleged rights in or to the Company’s or Sumitomo’s non-divestiture shares in PTNNT, and PTPI asserts claims for significant damages allegedly arising from NIL’s and NTMC’s unlawful acts in transferring the divestiture shares to a third

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions, except per share, per ounce and per pound amounts)

party. On November 30, 2010, the South Jakarta District Court rendered a decision in favor of PTPI in one of the cases which included an order that NIL/NTMC transfer 31% of PTNNT shares to PTPI and pay PTPI $26 in damages and certain monetary penalties. The order is not final and binding until the appeal process is completed. NIL and NTMC appealed the decision. On June 28, 2011, the South Jakarta District Court ruled in favor of NIL and NTMC in one of PTPI’s lawsuits contending that PTPI has rights in or to NIL’s and NTMC’s non-divestiture shares. In the Company’s view, this ruling further conflicts with the November 30, 2010 ruling finding that PTPI has rights in the divestiture shares. PTPI has filed a notice of appeal.

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

On April 7, 2011, the arbitral tribunal issued a final award, while keeping the proceedings open to allow NIL and NVL to seek further relief as necessary, finding PTPI and its shareholders in breach of various provisions of the financing agreements, including the release agreement. The tribunal, for the second time, ordered PTPI and its agents to restrain from proceeding with the Indonesian lawsuits or filing new lawsuits relating to the same subject matter. In addition, the tribunal ordered PTPI and other shareholder defendants, collectively, to pay more than $11 in damages, costs and expenses. The Company has aggressively sought enforcement of the interim award in Indonesian and Singapore courts and will continue to do so with regard to the April 7, 2011 final award.

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions, except per share, per ounce and per pound amounts)

The Company intends to continue vigorously defending the PTPI lawsuits and pursuing its claims against PTPI.

NWG Investments Inc. v. Fronteer Gold Inc.

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

The Company has minimum royalty obligations on one of its producing mines in Nevada for the life of the mine. Amounts paid as a minimum royalty (where production royalties are less than the minimum obligation) in any year are recoverable in future years when the minimum royalty obligation is exceeded. Although the minimum royalty requirement may not be met in a particular year, the Company expects that over the mine life, gold production will be sufficient to meet the minimum royalty requirements. Minimum royalty payments payable are $28 in 2012 through 2016 and $223 thereafter.

As part of its ongoing business and operations, the Company and its affiliates are required to provide surety bonds, bank letters of credit and bank guarantees as financial support for various purposes, including environmental reclamation, exploration permitting, workers compensation programs and other general corporate purposes. At December 31, 2011 and December 31, 2010,

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions, except per share, per ounce and per pound amounts)

there were $1,354 and $1,191, respectively, of outstanding letters of credit, surety bonds and bank guarantees. The surety bonds, letters of credit and bank guarantees reflect fair value as a condition of their underlying purpose and are subject to fees competitively determined in the market place. The obligations associated with these instruments are generally related to performance requirements that the Company addresses through its ongoing operations. As the specific requirements are met, the beneficiary of the associated instrument cancels and/or returns the instrument to the issuing entity. Certain of these instruments are associated with operating sites with long-lived assets and will remain outstanding until closure. Generally, bonding requirements associated with environmental regulation are becoming more restrictive. However, the Company believes it is in compliance with all applicable bonding obligations and will be able to satisfy future bonding requirements, through existing or alternative means, as they arise.

Newmont is from time to time involved in various legal proceedings related to its business. Except in the above-described proceedings, management does not believe that adverse decisions in any pending or threatened proceeding or that amounts that may be required to be paid by reason thereof will have a material adverse effect on the Company’s financial condition or results of operations.

NOTE 32    UNAUDITED SUPPLEMENTARY DATA

Quarterly Data

The following is a summary of selected quarterly financial information (unaudited):

	2011
	Three Months Ended
	March 31	June 30	September 30	December 31
Sales	$2,465	$2,384	$2,744	$2,765
Gross profit(1)	$1,255	$1,174	$1,460	$1,423
Income (loss) from continuing operations(2)	$514	$523	$493	$(1,028)
Loss from discontinued operations(2)	—	(136)	—	—

Net income (loss)(2)	$514	$387	$493	$(1,028)

Income (loss) per common share Basic:
Continuing operations	$1.04	$1.06	$1.00	$(2.08)
Discontinued operations	—	(0.28)	—	—

	$1.04	$0.78	$1.00	$(2.08)

Diluted:
Continuing operations	$1.03	$1.04	$0.98	$(2.02)
Discontinued operations	—	(0.27)	—	—

	$1.03	$0.77	$0.98	$(2.02)

Weighted average common shares (millions)
Basic	493	494	494	495
Diluted	501	501	504	510
Cash dividends declared per common share	$0.15	$0.20	$0.30	$0.35
Closing price of common stock	$54.58	$53.97	$62.95	$60.01

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions, except per share, per ounce and per pound amounts)

	2010
	Three Months Ended
	March 31	June 30	September 30	December 31
Sales	$2,242	$2,153	$2,597	$2,548
Gross profit(1)	$1,136	$1,061	$1,447	$1,402
Income (loss) from continuing operations(2)	$546	$382	$537	$840
Loss from discontinued operations(2)	—	—	—	(28)

Net income (loss)(2)	$546	$382	$537	$812

Income (loss) per common share Basic:
Continuing operations	$1.11	$0.78	$1.09	$1.71
Discontinued operations	—	—	—	(0.06)

	$1.11	$0.78	$1.09	$1.65

Diluted:
Continuing operations	$1.11	$0.77	$1.07	$1.67
Discontinued operations	—	—	—	(0.06)

	$1.11	$0.77	$1.07	$1.61

Weighted average common shares (millions)
Basic	491	492	493	493
Diluted	493	499	502	504
Cash dividends declared per common share	$0.10	$0.10	$0.15	$0.15
Closing price of common stock	$50.93	$61.74	$62.81	$61.43

(1)	Sales less Costs applicable to sales, Amortization and Reclamation and remediation.

(2)	Attributable to Newmont stockholders.

Significant after-tax items were as follows:

Fourth quarter 2011:    (i) a $1,609 ($3.25 per share, basic) loss related to impairment of Hope Bay; (ii) a $9 ($0.02 per share, basic) net gain on asset sales and (iii) a $4 ($0.01 per share, basic) loss related to impairment of other assets;

Third quarter 2011:    (i) a $151 ($0.31 per share, basic) loss related to impairment of assets and (ii) a $9 ($0.02 per share, basic) net gain on asset sales;

Second quarter 2011:    (i) a $136 ($0.28 per share, basic) loss from discontinued operations; (ii) a $65 ($0.13 per share, basic) income tax benefit from internal restructuring; (iii) a $32 ($0.06 per share, basic) net gain on asset sales and (iv) a $18 ($0.03 per share, basic) loss related to Fronteer acquisition costs;

First quarter 2011:    none;

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

NOTE 33    SUBSEQUENT EVENTS

On February 15, 2012, the Company’s 2012 Convertible Senior Notes matured, which resulted in a cash payment of approximately $640 related to principal, accrued interest and conversion premiums. The Company elected to pay the conversion premium with cash, and therefore no common shares were issued.

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

Information concerning Newmont’s directors, Audit Committee, Compliance with Section 16(a) of the Exchange Act and Code of Ethics is contained in Newmont’s definitive Proxy Statement, filed pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934 for the 2012 Annual Meeting of Stockholders and is incorporated herein by reference. Information concerning Newmont’s executive officers is set forth under Item 4A of this report.

ITEM 11.	EXECUTIVE COMPENSATION

Information concerning this item is contained in Newmont’s definitive Proxy Statement, filed pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934 for the 2012 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information concerning this item is contained in Newmont’s definitive Proxy Statement, filed pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934 for the 2012 Annual Meeting of Stockholders and incorporated herein by reference.

Equity Compensation Plan Information

The following table sets forth at December 31, 2011 information regarding Newmont’s Common Stock that may be issued under Newmont’s equity compensation plans:

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b) (1)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders (2)	6,349,704		48.40	8,809,298	(3)
Equity compensation plans not approved by security holders	938	(4)	28.56	—

TOTAL	6,350,642		48.40	8,809,298

(1)	The weighted average exercise price does not take into account the shares issuable upon vesting of director stock units and restricted stock units.

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

Information concerning this item is contained in Newmont’s definitive Proxy Statement, filed pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934 for the 2012 Annual Meeting of Stockholders and incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information concerning this item is contained in Newmont’s definitive Proxy Statement, filed pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934 for the 2012 Annual Meeting of Stockholders and incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following documents are filed as a part of this report:

(a) Financial Statements

The Consolidated Financial Statements, together with the report thereon of PricewaterhouseCoopers LLP dated February 23, 2012, are included as part of Item 8, Financial Statements and Supplementary Data, commencing on page 82 above.

(b) Exhibits

Reference is made to the Exhibit Index beginning on page E-1 hereof.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

NEWMONT MINING CORPORATION

By:	/S/ STEPHEN P. GOTTESFELD
Stephen P. Gottesfeld
Vice President, General Counsel and Secretary

February 23, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 23, 2012.

Signature	Title

* Richard T. O’Brien	President, Chief Executive Officer and Director (Principal Executive Officer)

* Russell Ball	Executive Vice President and Chief Financial Officer (Principal Financial Officer)

* David Ottewell	Vice President and Controller (Principal Accounting Officer)

Glen A. Barton*	Director

Bruce R. Brook*	Director

Vincent A. Calarco*	Director

Joseph A. Carrabba*	Director

Noreen Doyle*	Director

Veronica M. Hagen*	Director

Michael S. Hamson*	Director

Jane Nelson*	Director

John B. Prescott*	Director

Donald C. Roth*	Director

Simon R. Thompson*	Director

*By:	/S/ STEPHEN P. GOTTESFELD
Stephen P. Gottesfeld
Attorney-in-Fact

S-1

EXHIBIT INDEX

Exhibit Number		Description
1.1	—	Underwriting Agreement relating to the sale of the Shares, dated January 28, 2009 between Newmont, Citigroup Global Markets Inc. and J.P. Morgan Securities Inc. as representatives of the several underwriters named therein. Incorporated by reference to Exhibit 1.1 to Registrant’s Form 8-K filed with the Securities and Exchange Commission on February 3, 2009.
1.2	—	Underwriting Agreement relating to the sale of the 2012 Notes, dated January 28, 2009 between Newmont, Citigroup Global Markets Inc. and J.P. Morgan Securities Inc. as representatives of the several underwriters named therein. Incorporated by reference to Exhibit 1.2 to Registrant’s Form 8-K filed with the Securities and Exchange Commission on February 3, 2009.
1.3	—	Underwriting Agreement dated September 15, 2009, among Registrant, Newmont USA Limited and Deutsche Bank Securities Inc., and UBS Securities LLC, as representatives of the several Underwriters named therein. Incorporated by reference to Exhibit 1.1 to Registrant’s Form 8-K filed with the Securities and Exchange Commission on September 18, 2009.
2.1	—	Agreement dated October 8, 2007, among Registrant, Newmont Mining B.C. Limited and Miramar Mining Corporation. Incorporated by reference to Exhibit 2.1 to Registrant’s Form 8-K filed with the Securities and Exchange Commission on October 10, 2007 and Exhibit 7.3 to Registrant’s Schedule 13D filed with the Securities and Exchange Commission on October 9, 2007.
2.2	—	Acquisition Agreement, dated November 30, 2007, between Registrant and Franco-Nevada Corporation. Incorporated by reference to Exhibit 99.1 to Registrant’s Form 8-K/A filed with the Securities and Exchange Commission on December 26, 2007.
2.3	—	Arrangement Agreement, dated as of February 3, 2011, by and among Registrant, Fronteer Gold Inc. and Pilot Gold Inc. Incorporated by reference to Exhibit 2.1 to Registrant’s Form 8-K, filed with the Securities and Exchange Commission on February 8, 2011.
3.1	—	Certificate of Incorporation of Registrant, restated as of October 28, 2009. Incorporated by reference to Exhibit 3.1 to Registrant’s Form 10-Q for the period September 30, 2009, and filed with the Securities and Exchange Commission on October 29, 2009.
3.2		Certificate of Designations of the New Special Voting Stock. Incorporated by reference to Exhibit 3.3 to the Registrant’s Registration Statement on Form S-3, filed with the Securities and Exchange Commission on December 14, 2011.
3.3		Certificate of Elimination of the Special Voting Stock. Incorporated by reference to Exhibit 3.2 to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on December 19, 2011.
3.4	—	By-laws of the Registrant as amended and restated effective December 8, 2010. Incorporated by reference to Exhibit 3.1 to Registrant’s Form 8-K filed with the Securities and Exchange Commission on December 10, 2010.
4.1	—	Indenture, dated as of March 22, 2005, among Registrant, Newmont USA Limited and Citibank, N.A. Incorporated by reference to Exhibit 4.1 to Registrant’s Form 8-K filed with the Securities and Exchange Commission on March 22, 2005.
4.2	—	Form of 5.875% Note due 2035 issued pursuant to Indenture, dated as of March 22, 2005, among Registrant, Newmont USA Limited and Citibank, N.A. Incorporated by reference to Exhibit 4.2 to Registrant’s Form 8-K filed with the Securities and Exchange Commission on March 22, 2005.

Exhibit Number		Description
4.3	—	Indenture, dated as of July 17, 2007, among Registrant, Newmont USA Limited and The Bank of New York Trust Company, N.A. relating to 1.250% Convertible Senior Notes due 2014. Incorporated by reference to Exhibit 4.1 to Registrant’s Quarterly Report on Form 10-Q for the period June 30, 2007, filed with the Securities and Exchange Commission on August 2, 2007.
4.4	—	Indenture, dated as of July 17, 2007, among Registrant, Newmont USA Limited and The Bank of New York Trust Company, N.A relating to 1.625% Convertible Senior Notes due 2017. Incorporated by reference to Exhibit 4.2 to Registrant’s Quarterly Report on Form 10-Q for the period June 30, 2007, filed with the Securities and Exchange Commission on August 2, 2007.
4.5	—	Indenture, dated as of February 3, 2009, by and among Registrant, Newmont USA Limited and The Bank of New York Mellon Trust Company, N.A., as trustee (including form of 3.00% Convertible Senior Note due 2012). Incorporated by reference to Exhibit 4.1 of Registrant’s Form 8-K filed with the Securities and Exchange Commission on February 3, 2009.
4.6	—	Indenture, dated September 18, 2009, among Registrant, Newmont USA Limited and The Bank of New York Mellon Trust Company, N.A., as trustee. Incorporated by reference to Exhibit 4.1 to Registrant’s Form 10-Q for the period September 30, 2009, and filed with the Securities and Exchange Commission on October 29, 2009.
4.7	—	First Supplemental Indenture, dated September 18, 2009, among Registrant, Newmont USA Limited and The Bank of New York Mellon Trust Company, N.A., as trustee (including form of 5.125% Senior Note due 2019, form of 6.250% Senior Note due 2039, and forms of Guaranty for the 2019 Notes and 2039 Notes) . Incorporated by reference to Exhibit 4.2 to Registrant’s Form 10-Q for the period September 30, 2009, and filed with the Securities and Exchange Commission on October 29, 2009.
4.8	—	Pass Through Trust Agreement dated as of July 15, 1994, between Newmont Gold Company (now known as “Newmont USA Limited”) and The First National Bank of Chicago relating to the Pass Through Certificates, Series 1994-A1. (The front cover of this Exhibit indicates the material differences between such Exhibit and the substantially similar (except for price-related information) Pass-Through Agreement between Newmont Gold Company (now known as “Newmont USA Limited”) and The First National Bank of Chicago relating to the Pass-Through Certificates, Series 1994-A2.) Incorporated by reference to Exhibit 4.1 to Newmont Gold Company’s Quarterly Report on Form 10-Q for the period September 30, 1994.
4.9	—	Lease dated as of September 30, 1994, between Newmont Gold Company (now known as “Newmont USA Limited”) and Shawmut Bank Connecticut, National Association relating to Trust No. 1 and a 75% undivided interest in Newmont Gold Company’s refractory gold ore treatment facility. (The front cover of this Exhibit indicates the material differences between such Exhibit and the substantially similar (except for price-related information) entered into on the same date relating to the remaining 25% undivided interest in the facility.) Incorporated by reference to Exhibit 4.2 to Newmont Gold Company’s Quarterly Report on Form 10-Q for the period September 30, 1994.
4.10	—	Trust Indenture and Security Agreement dated as of July 15, 1994, between Shawmut Bank Connecticut, National Association and The First National Bank of Chicago relating to Trust No. 1 and a 75% undivided interest in Newmont Gold Company’s (now known as “Newmont USA Limited”) refractory gold ore treatment facility. (The front cover of this Exhibit indicates the material differences between such Exhibit and the substantially similar (except for price-related information) entered into on the same date relating to the remaining 25% undivided interest in the facility.) Incorporated by reference to Exhibit 4.3 to Newmont Gold Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1994.

Exhibit Number		Description
4.11	—	See footnote(1).
10.1	—	Savings Equalization Plan, amended and restated, of Newmont USA Limited, a wholly owned subsidiary of the Registrant, effective December 31, 2008 Incorporated by reference to Exhibit 10.1 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008.
10.2	—	Pension Equalization Plan, amended and restated, of Newmont USA Limited, a wholly owned subsidiary of the Registrant, effective December 31, 2008 Incorporated by reference to Exhibit 10.2 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008.
10.3	—	1996 Employees Stock Plan amended and restated effective as of March 17, 1999. Incorporated by reference to Exhibit 10(d) to Newmont Mining Corporation’s Annual Report on Form 10-K for the year ended December 31, 1998.
10.4	—	1999 Employees Stock Plan. Incorporated by reference to Exhibit 10(e) to Newmont Mining Corporation’s Annual Report on Form 10-K for the year ended December 31, 1998.
10.5	—	2005 Stock Incentive Plan, amended and restated effective October 26, 2005. Incorporated by reference to Exhibit 10.1 of Registrant’s Form 8-K filed with the Securities and Exchange Commission on October 31, 2005.
10.6	—	Form of Award Agreement used for Executive Officers to grant stock options pursuant to Registrant’s 1996 Employees Stock Plan. Incorporated herein by reference to Exhibit 99.2 of Registrant’s Form 8-K filed with the Securities and Exchange Commission on December 13, 2004.
10.7	—	Form of Award Agreement used for Executive Officers to grant stock options pursuant to Registrant’s 1999 Employees Stock Plan. Incorporated herein by reference to Exhibit 10.1 of Registrant’s Form 8-K filed with the Securities and Exchange Commission on March 2, 2005.
10.8	—	Form of Award Agreement used for Executive Officers to grant stock options pursuant to Registrant’s 2005 Stock Incentive Plan. Incorporated herein by reference to Exhibit 10.2 of Registrant’s Form 8-K filed with the Securities and Exchange Commission on October 26, 2005.
10.9	—	Form of Award Agreement used for Executive Officers to grant restricted stock units pursuant to the Registrant’s 2005 Stock Incentive Plan. Incorporated by reference to Exhibit 10.1 to Registrant’s Form 10-Q for the period March 31, 2009, and filed with the Securities and Exchange Commission on April 30, 2009.
10.10	—	Award Agreement for Richard O’Brien dated October 31, 2008 to grant restricted stock pursuant to Registrant’s 2005 Stock Incentive Plan. Incorporated by reference to Exhibit 10.13 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008.
10.11	—	Award Agreement for Richard O’Brien dated October 31, 2008 to grant stock options pursuant to Registrant’s 2005 Stock Incentive Plan. Incorporated by reference to Exhibit 10.14 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008.
10.12	—	Form of Award Agreement used for non-employee directors to grant director stock units pursuant to the 2005 Stock Incentive Plan. Incorporated herein by reference to Exhibit 10.1 of Registrant’s Form 8-K filed with the Securities and Exchange Commission on June 17, 2005.
10.13	—	Annual Incentive Compensation Program of Registrant, as amended and restated effective January 1, 2011. Incorporated by reference to Exhibit 10.2 to Registrant’s Form 10-Q for the period June 30, 2011, filed with the Securities and Exchange Commission on July 29, 2011.

Exhibit Number		Description
10.14	—	Employee Performance Incentive Compensation Program of Registrant, as amended and restated effective January 1, 2011. Incorporated by reference to Exhibit 10.3 to Registrant’s Form 10-Q for the period June 30, 2011, filed with the Securities and Exchange Commission on July 29, 2011.
10.15	—	Senior Executive Compensation Program of Registrant, as amended and restated effective January 1, 2011. Incorporated by reference to Exhibit 10.4 to Registrant’s Form 10-Q for the period June 30, 2011, filed with the Securities and Exchange Commission on July 29, 2011.
10.16	—	Amended and Restated Officers’ Death Benefit Plan effective January 1, 2004 of Newmont USA Limited, a wholly owned subsidiary of Registrant. Incorporated herein by reference to Exhibit 10.1 to Registrant’s Form 8-K filed with the Securities and Exchange Commission on December 22, 2004.
10.17	—	Executive Change of Control Plan, amended and restated effective December 31, 2008, of Newmont USA Limited, a wholly owned subsidiary of Registrant. Incorporated by reference to Exhibit 10.20 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008.
10.18	—	Credit Agreement dated as of May 20, 2011 among Newmont Mining Corporation, the lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent, incorporated by reference to Exhibit 10.1 to Registrant’s Form 10-Q for the period June 30, 2011, filed with the Securities and Exchange Commission on July 29, 2011.
10.19	—	Letter Agreement dated May 3, 2010 between Registrant and Robert J. Miller. Incorporated herein by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010.
10.20	—	Purchase Agreement, dated as of July 11, 2007, by and among Newmont Mining Corporation, Newmont USA Limited and J.P. Morgan Securities Inc. and Citigroup Global Markets Inc., as Representatives of the several Initial Purchasers listed in Schedule I thereto. Incorporated by reference as Exhibit 10.1 to Registrant’s Form 10-Q for the period June 30, 2007, filed with the Securities and Exchange Commission on August 2, 2007.
10.21	—	Confirmation of Convertible Note Hedge, dated as of July 11, 2007, between Newmont Mining Corporation and JPMorgan Chase Bank, National Association, London Branch (with respect to 2014 Notes). Incorporated by reference as Exhibit 10.2 to Registrant’s Form 10-Q for the period June 30, 2007, filed with the Securities and Exchange Commission on August 2, 2007.
10.22	—	Confirmation of Convertible Note Hedge, dated as of July 11, 2007, between Newmont Mining Corporation and JPMorgan Chase Bank, National Association, London Branch (with respect to 2017 Notes). Incorporated by reference as Exhibit 10.3 to Registrant’s Form 10-Q for the period June 30, 2007, filed with the Securities and Exchange Commission on August 2, 2007.
10.23	—	Confirmation of Convertible Note Hedge, dated as of July 11, 2007, between Newmont Mining Corporation and Citibank, N.A. (with respect to 2014 Notes). Incorporated by reference as Exhibit 10.4 to Registrant’s Form 10-Q for the period June 30, 2007, filed with the Securities and Exchange Commission on August 2, 2007. 2007.
10.24	—	Confirmation of Convertible Note Hedge, dated as of July 11, 2007, between Newmont Mining Corporation and Citibank, N.A. (with respect to 2017 Notes). Incorporated by reference as Exhibit 10.5 to Registrant’s Form 10-Q for the period June 30, 2007, filed with the Securities and Exchange Commission on August 2, 2007.
10.25	—	Confirmation of Convertible Note Hedge, dated as of July 11, 2007, between Newmont Mining Corporation and UBS AG, London Branch (with respect to 2014 Notes). Incorporated by reference as Exhibit 10.6 to Registrant’s Form 10-Q for the period June 30, 2007, filed with the Securities and Exchange Commission on August 2, 2007.

Exhibit Number		Description
10.26	—	Confirmation of Convertible Note Hedge, dated as of July 11, 2007, between Newmont Mining Corporation and UBS AG, London Branch (with respect to 2017 Notes). Incorporated by reference as Exhibit 10.7 to Registrant’s Form 10-Q for the period June 30, 2007, filed with the Securities and Exchange Commission on August 2, 2007.
10.27	—	Confirmation of Convertible Note Hedge, dated as of July 11, 2007, between Newmont Mining Corporation and Deutsche Bank AG, London Branch (with respect to 2014 Notes). Incorporated by reference as Exhibit 10.8 to Registrant’s Form 10-Q for the period June 30, 2007, filed with the Securities and Exchange Commission on August 2, 2007.
10.28	—	Confirmation of Convertible Note Hedge, dated as of July 11, 2007, between Newmont Mining Corporation and Deutsche Bank AG, London Branch (with respect to 2017 Notes). Incorporated by reference as Exhibit 10.9 to Registrant’s Form 10-Q for the period June 30, 2007, filed with the Securities and Exchange Commission on August 2, 2007.
10.29	—	Confirmation of Convertible Note Warrant Transaction, dated as of July 11, 2007, between Newmont Mining Corporation and JPMorgan Chase Bank, National Association, London Branch (with respect to 2014 Notes). Incorporated by reference as Exhibit 10.10 to Registrant’s Form 10-Q for the period June 30, 2007, filed with the Securities and Exchange Commission on August 2, 2007.
10.30	—	Confirmation of Convertible Note Warrant Transaction, dated as of July 11, 2007, between Newmont Mining Corporation and JPMorgan Chase Bank, National Association, London Branch (with respect to 2017 Notes). Incorporated by reference as Exhibit 10.11 to Registrant’s Form 10-Q for the period June 30, 2007, filed with the Securities and Exchange Commission on August 2, 2007.
10.31	—	Confirmation of Convertible Note Warrant Transaction, dated as of July 11, 2007, between Newmont Mining Corporation and Citibank, N.A. (with respect to 2014 Notes). Incorporated by reference as Exhibit 10.12 to Registrant’s Form 10-Q for the period June 30, 2007, filed with the Securities and Exchange Commission on August 2, 2007.
10.32	—	Confirmation of Convertible Note Warrant Transaction, dated as of July 11, 2007, between Newmont Mining Corporation and Citibank, N.A. (with respect to 2017 Notes). Incorporated by reference as Exhibit 10.13 to Registrant’s Form 10-Q for the period June 30, 2007, filed with the Securities and Exchange Commission on August 2, 2007.
10.33	—	Confirmation of Convertible Note Warrant Transaction, dated as of July 11, 2007, between Newmont Mining Corporation and UBS AG, London Branch (with respect to 2014 Notes). Incorporated by reference as Exhibit 10.14 to Registrant’s Form 10-Q for the period June 30, 2007, filed with the Securities and Exchange Commission on August 2, 2007.
10.34	—	Confirmation of Convertible Note Warrant Transaction, dated as of July 11, 2007, between Newmont Mining Corporation and UBS AG, London Branch (with respect to 2017 Notes). Incorporated by reference as Exhibit 10.15 to Registrant’s Form 10-Q for the period June 30, 2007, filed with the Securities and Exchange Commission on August 2, 2007.
10.35	—	Confirmation of Convertible Note Warrant Transaction, dated as of July 11, 2007, between Newmont Mining Corporation and Deutsche Bank AG, London Branch (with respect to 2014 Notes). Incorporated by reference as Exhibit 10.16 to Registrant’s Form 10-Q for the period June 30, 2007, filed with the Securities and Exchange Commission on August 2, 2007.

Exhibit Number		Description
10.36	—	Confirmation of Convertible Note Warrant Transaction, dated as of July 11, 2007, between Newmont Mining Corporation and Deutsche Bank AG, London Branch (with respect to 2017 Notes). Incorporated by reference as Exhibit 10.17 to Registrant’s on Form 10-Q for the period June 30, 2007, filed with the Securities and Exchange Commission on August 2, 2007.
10.37	—	Confirmation of Convertible Note Hedge, dated as of July 13, 2007, between Newmont Mining Corporation and JPMorgan Chase Bank, National Association, London Branch (with respect to 2014 Notes). Incorporated by reference as Exhibit 10.18 to Registrant’s Form 10-Q for the period June 30, 2007, filed with the Securities and Exchange Commission on August 2, 2007.
10.38	—	Confirmation of Convertible Note Hedge, dated as of July 13, 2007, between Newmont Mining Corporation and JPMorgan Chase Bank, National Association, London Branch (with respect to 2017 Notes). Incorporated by reference as Exhibit 10.19 to Registrant’s Form 10-Q for the period June 30, 2007, filed with the Securities and Exchange Commission on August 2, 2007.
10.39	—	Confirmation of Convertible Note Hedge, dated as of July 13, 2007, between Newmont Mining Corporation and Citibank, N.A. (with respect to 2014 Notes). Incorporated by reference as Exhibit 10.20 to Registrant’s Form 10-Q for the period June 30, 2007, filed with the Securities and Exchange Commission on August 2, 2007.
10.40	—	Confirmation of Convertible Note Hedge, dated as of July 13, 2007, between Newmont Mining Corporation and Citibank, N.A. (with respect to 2017 Notes). Incorporated by reference as Exhibit 10.21 to Registrant’s Form 10-Q for the period June 30, 2007, filed with the Securities and Exchange Commission on August 2, 2007.
10.41	—	Confirmation of Convertible Note Hedge, dated as of July 13, 2007, between Newmont Mining Corporation and UBS AG, London Branch (with respect to 2014 Notes). Incorporated by reference as Exhibit 10.22 to Registrant’s Form 10-Q for the period June 30, 2007, filed with the Securities and Exchange Commission on August 2, 2007.
10.42	—	Confirmation of Convertible Note Hedge, dated as of July 13, 2007, between Newmont Mining Corporation and UBS AG, London Branch (with respect to 2017 Notes). Incorporated by reference as Exhibit 10.23 to Registrant’s Form 10-Q for the period June 30, 2007, filed with the Securities and Exchange Commission on August 2, 2007.
10.43	—	Confirmation of Convertible Note Hedge, dated as of July 13, 2007, between Newmont Mining Corporation and Deutsche Bank AG, London Branch (with respect to 2014 Notes). Incorporated by reference as Exhibit 10.24 to Registrant’s Form 10-Q for the period June 30, 2007, filed with the Securities and Exchange Commission on August 2, 2007.
10.44	—	Confirmation of Convertible Note Hedge, dated as of July 13, 2007, between Newmont Mining Corporation and Deutsche Bank AG, London Branch (with respect to 2017 Notes). Incorporated by reference as Exhibit 10.25 to Registrant’s Form 10-Q for the period June 30, 2007, filed with the Securities and Exchange Commission on August 2, 2007.
10.45	—	Confirmation of Convertible Note Warrant Transaction, dated as of July 13, 2007, between Newmont Mining Corporation and JPMorgan Chase Bank, National Association, London Branch (with respect to 2014 Notes). Incorporated by reference as Exhibit 10.26 to Registrant’s Form 10-Q for the period June 30, 2007, filed with the Securities and Exchange Commission on August 2, 2007.
10.46	—	Confirmation of Convertible Note Warrant Transaction, dated as of July 13, 2007, between Newmont Mining Corporation and JPMorgan Chase Bank, National Association, London Branch (with respect to 2017 Notes). Incorporated by reference as Exhibit 10.27 to Registrant’s Form 10-Q for the period June 30, 2007, filed with the Securities and Exchange Commission on August 2, 2007.

Exhibit Number		Description
10.47	—	Confirmation of Convertible Note Warrant Transaction, dated as of July 13, 2007, between Newmont Mining Corporation and Citibank, N.A. (with respect to 2014 Notes). Incorporated by reference as Exhibit 10.28 to Registrant’s Form 10-Q for the period June 30, 2007, filed with the Securities and Exchange Commission on August 2, 2007.
10.48	—	Confirmation of Convertible Note Warrant Transaction, dated as of July 13, 2007, between Newmont Mining Corporation and Citibank, N.A. (with respect to 2017 Notes). Incorporated by reference as Exhibit 10.29 to Registrant’s Form 10-Q for the period June 30, 2007, filed with the Securities and Exchange Commission on August 2, 2007.
10.49	—	Confirmation of Convertible Note Warrant Transaction, dated as of July 13, 2007, between Newmont Mining Corporation and UBS AG, London Branch (with respect to 2014 Notes). Incorporated by reference as Exhibit 10.30 to Registrant’s Form 10-Q for the period June 30, 2007, filed with the Securities and Exchange Commission on August 2, 2007.
10.50	—	Confirmation of Convertible Note Warrant Transaction, dated as of July 13, 2007, between Newmont Mining Corporation and UBS AG, London Branch (with respect to 2017 Notes). Incorporated by reference as Exhibit 10.31 to Registrant’s Form 10-Q for the period June 30, 2007, filed with the Securities and Exchange Commission on August 2, 2007.
10.51	—	Confirmation of Convertible Note Warrant Transaction, dated as of July 13, 2007, between Newmont Mining Corporation and Deutsche Bank AG, London Branch (with respect to 2014 Notes). Incorporated by reference as Exhibit 10.32 to Registrant’s Form 10-Q for the period June 30, 2007, filed with the Securities and Exchange Commission on August 2, 2007.
10.52	—	Confirmation of Convertible Note Warrant Transaction, dated as of July 13, 2007, between Newmont Mining Corporation and Deutsche Bank AG, London Branch (with respect to 2017 Notes). Incorporated by reference as Exhibit 10.33 to Registrant’s Form 10-Q for the period June 30, 2007, filed with the Securities and Exchange Commission on August 2, 2007.
10.53	—	Office Space and Office Services Agreement between Newmont (USA) Limited and Wayne W. Murdy effective January 1, 2008. Incorporated by reference as Exhibit 10.37 to Registrant’s Form 10-Q for the period June 30, 2007, filed with the Securities and Exchange Commission on August 2, 2007.
10.54	—	Contract of Work dated December 2, 1986, between the Government of the Republic of Indonesia and PT Newmont Nusa Tenggara. Incorporated by reference as Exhibit 10.1 to Registrant’s Form 10-Q filed with the Securities and Exchange Commission on July 24, 2008.
10.55	—	Settlement and Release Deed dated March 2011 between Timothy Netscher and Newmont Mining Services Pty Ltd, incorporated by reference to Exhibit 10.1 to Registrant’s Form 10-Q for the period March 31, 2011, filed with the Securities and Exchange Commission on April 21, 2011.
10.56	—	Executive Severance Plan of Newmont 2011, effective October 26, 2011. Incorporated by reference to Exhibit 10.1 to Registrant’s Form 10-Q for the period September 30, 2011, filed with the Securities and Exchange Commission on October 27, 2011.
10.57	—	2012 Executive Change of Control Plan, effective January 1, 2012, of Newmont USA Limited, a wholly owned subsidiary of Registrant, filed herewith.
10.58	—	Amendment One to the December 31, 2008 Executive Change of Control Plan of Newmont, amended and restated by Newmont USA Limited, a wholly owned subsidiary of Registrant, effective January 1, 2012; Amendment Two to the December 31, 2008 Executive Change of Control Plan of Newmont, amended and restated by Newmont USA Limited, a wholly owned subsidiary of Registrant, effective January 1, 2012, filed herewith.

Exhibit Number		Description
10.59	—	Amendment One to the December 31, 2008 restated Savings Equalization Plan of Newmont USA Limited, a wholly owned subsidiary of the Registrant, effective January 1, 2010; Amendment Two to the December 31, 2008 restated Savings Equalization Plan of Newmont USA Limited, a wholly owned subsidiary of the Registrant, effective January 1, 2011, filed herewith.
10.60	—	2012 Form of Award Agreement used for Executive Officers to grant restricted stock units, pursuant to Registrant’s 2005 Stock Incentive Plan, filed herewith.
10.61	—	2012 Form of Award Agreement used for Executive Officers to grant restricted stock units, pursuant to Registrant’s 2005 Stock Incentive Plan, filed herewith.
12.1	—	Statement re Computation of Ratio of Earnings to Fixed Charges, filed herewith.
21	—	Subsidiaries of Newmont Mining Corporation, filed herewith.
23.1	—	Consent of PricewaterhouseCoopers LLP, filed herewith.
24	—	Power of Attorney, filed herewith.
31.1	—	Certification Pursuant to Rule 13A-14 or 15D-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 signed by the Principal Executive Officer, filed herewith.
31.2	—	Certification Pursuant to Rule 13A-14 or 15D-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 signed by the Principal Financial Officer, filed herewith.
32.1	—	Statement Required by 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed by Principal Executive Officer, furnished herewith
32.2	—	Statement Required by 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed by Chief Financial Officer, furnished herewith.
95	—	Information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act, filed herewith.
101	—

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

