Form 10-Q
period 2012-03-31
NEWMONT MINING CORP /DE/
filed 2012-04-26
CIK 1164727

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2012

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

(303) 863-7414

Registrant’s telephone number, including area code

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company.)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b2 of the Exchange Act).    ☐  Yes    ☒  No

There were 490,629,352 shares of common stock outstanding on April 18, 2012 (and 4,914,758 exchangeable shares).

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

NEWMONT MINING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(unaudited, in millions except per share)

	Three Months Ended
	March 31,
	2012	2011
Sales (Note 3)	$2,683	$2,465

Costs and expenses
Costs applicable to sales (1) (Note 3)	1,017	940
Amortization (Note 3)	231	256
Reclamation and remediation (Note 4)	16	14
Exploration	88	62
Advanced projects, research and development	102	68
General and administrative	54	45
Other expense, net (Note 5)	120	73

	1,628	1,458

Other income (expense)
Other income, net (Note 6)	33	31
Interest expense, net	(52)	(65)

	(19)	(34)

Income before income and mining tax and other items	1,036	973
Income and mining tax expense (Note 9)	(343)	(305)
Equity income (loss) of affiliates	(19)	2

Income from continuing operations	674	670
Loss from discontinued operations (Note 10)	(71)	—

Net income	603	670
Net income attributable to noncontrolling interests (Note 11)	(113)	(156)

Net income attributable to Newmont stockholders	$490	$514

Net income attributable to Newmont stockholders:
Continuing operations	$561	$514
Discontinued operations	(71)	—

	$490	$514

Income per common share (Note 12)
Basic:
Continuing operations	$1.13	$1.04
Discontinued operations	(0.14)	—

	$0.99	$1.04

Diluted:
Continuing operations	$1.11	$1.03
Discontinued operations	(0.14)	—

	$0.97	$1.03

Cash dividends declared per common share	$0.35	$0.15

(1)	Excludes Amortization and Reclamation and remediation.

The accompanying notes are an integral part of the condensed consolidated financial statements.

NEWMONT MINING CORPORATION

STATEMENTS OF CONDENSED CONSOLIDATED COMPREHENSIVE INCOME (LOSS)

(unaudited, in millions)

	Three Months Ended March 31,
	2012	2011
	(in millions)
Net income	$603	$670
Other comprehensive income (loss):
Unrealized gain (loss) on marketable securities, net of $23 and $(28) tax benefit (expense), respectively	(40)	168
Foreign currency translation adjustments	10	89
Change in pension and other post-retirement benefits, net of $2 and $1 tax benefit, respectively	4	4
Change in fair value of cash flow hedge instruments, net of $26 and $11 tax expense, respectively
Net change from periodic revaluations	69	55
Net amount reclassified to income	(35)	(33)

Net unrecognized gain on derivatives	34	22

Other comprehensive income	8	283

Comprehensive income	$611	$953

Comprehensive income attributable to:
Newmont stockholders	$496	$795
Noncontrolling interests	115	158

	$611	$953

The accompanying notes are an integral part of the condensed consolidated financial statements.

NEWMONT MINING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in millions)

	Three Months Ended March 31,
	2012	2011
Operating activities:
Net income	$603	$670
Adjustments:
Amortization	231	256
Loss from discontinued operations	71	—
Reclamation and remediation	16	14
Deferred income taxes	(55)	(33)
Stock based compensation and other non-cash benefits	17	19
Impairment of marketable securities	24	—
Gain on asset sales, net	(10)	(3)
Other operating adjustments and write-downs	72	45
Net change in operating assets and liabilities (Note 22)	(356)	21

Net cash provided from continuing operations	613	989
Net cash used in discontinued operations	(4)	—

Net cash provided from operations	609	989

Investing activities:
Additions to property, plant and mine development	(696)	(402)
Purchases of marketable securities	(143)	(12)
Acquisitions, net	(11)	(7)
Proceeds from sale of other assets	12	6
Other	(17)	(3)

Net cash used in investing activities	(855)	(418)

Financing activities:
Proceeds from debt, net	3,346	—
Repayment of debt	(1,907)	(31)
Payment of conversion premium on debt	(172)	—
Dividends paid to common stockholders	(173)	(74)
Dividends paid to noncontrolling interests	—	(15)
Proceeds from stock issuance, net	2	3
Other	(2)	—

Net cash provided from (used in) financing activities	1,094	(117)

Effect of exchange rate changes on cash	4	23

Net change in cash and cash equivalents	852	477
Cash and cash equivalents at beginning of period	1,760	4,056

Cash and cash equivalents at end of period	$2,612	$4,533

The accompanying notes are an integral part of the condensed consolidated financial statements.

NEWMONT MINING CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited, in millions)

	At March 31,	At December 31,
	2012	2011
ASSETS
Cash and cash equivalents	$2,612	$1,760
Trade receivables	349	300
Accounts receivable	362	320
Investments (Note 16)	179	94
Inventories (Note 17)	699	714
Stockpiles and ore on leach pads (Note 18)	744	671
Deferred income tax assets	263	396
Other current assets (Note 19)	884	1,133

Current assets	6,092	5,388
Property, plant and mine development, net	16,364	15,881
Investments (Note 16)	1,479	1,472
Stockpiles and ore on leach pads (Note 18)	2,470	2,271
Deferred income tax assets	1,652	1,605
Other long-term assets (Note 19)	904	857

Total assets	$28,961	$27,474

LIABILITIES
Debt (Note 20)	$69	$689
Accounts payable	497	561
Employee-related benefits	245	307
Income and mining taxes	343	250
Other current liabilities (Note 21)	1,417	2,133

Current liabilities	2,571	3,940
Debt (Note 20)	6,081	3,624
Reclamation and remediation liabilities (Note 4)	1,263	1,169
Deferred income tax liabilities	2,100	2,147
Employee-related benefits	484	459
Other long-term liabilities (Note 21)	397	364

Total liabilities	12,896	11,703

Commitments and contingencies (Note 25)
EQUITY
Common stock	785	784
Additional paid-in capital	8,263	8,408
Accumulated other comprehensive income	658	652
Retained earnings	3,369	3,052

Newmont stockholders’ equity	13,075	12,896
Noncontrolling interests	2,990	2,875

Total equity	16,065	15,771

Total liabilities and equity	$28,961	$27,474

The accompanying notes are an integral part of the condensed consolidated financial statements.

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

NOTE 1 BASIS OF PRESENTATION

The interim Condensed Consolidated Financial Statements (“interim statements”) of Newmont Mining Corporation and its subsidiaries (collectively, “Newmont” or the “Company”) are unaudited. In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these interim statements have been included. The results reported in these interim statements are not necessarily indicative of the results that may be reported for the entire year. These interim statements should be read in conjunction with Newmont’s Consolidated Financial Statements for the year ended December 31, 2011 filed February 24, 2012 on Form 10-K. The year-end balance sheet data was derived from the audited financial statements and, in accordance with the instructions to Form 10-Q, certain information and footnote disclosures required by United States generally accepted accounting principles (“GAAP”) have been condensed or omitted.

References to “A$” refer to Australian currency, “C$” to Canadian currency, “NZ$” to New Zealand currency and “$” to United States currency.

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Recently Adopted Accounting Pronouncements

Goodwill Impairment

In September 2011, the ASC guidance was issued related to goodwill impairment. Under the updated guidance, an entity will have the option to first assess qualitatively whether it is necessary to perform the current two-step goodwill impairment test. If the Company believes, as a result of its qualitative assessment, that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, the quantitative impairment test is required. Otherwise, no further testing is required. The update does not change how the Company performs the two-step impairment test under current guidance. The Company’s January 1, 2012 adoption of the guidance had no impact on the Company’s consolidated financial position, results of operations or cash flows.

Fair Value Accounting

In May 2011, ASC guidance was issued related to disclosures around fair value accounting. The updated guidance clarifies different components of fair value accounting including the application of the highest and best use and valuation premise concepts, measuring the fair value of an instrument classified in a reporting entity’s shareholders’ equity and disclosing quantitative information about the unobservable inputs used in fair value measurements that are categorized in Level 3 of the fair value hierarchy. The Company’s January 1, 2012 adoption of the updated guidance had no impact on the Company’s consolidated financial position, results of operations or cash flows.

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

NOTE 3 SEGMENT INFORMATION

	Sales	Costs Applicable to Sales	Amortization	Advanced Projects and Exploration	Pre-Tax Income	Total Assets	Capital Expenditures(1)
Three Months Ended March 31, 2012
Nevada	$723	$267	$53	$34	$369	$7,092	$157
La Herradura	93	32	5	6	45	371	21
Hope Bay	—	—	—	—	(50)	108	—
Other North America	—	—	—	—	(2)	67	—

North America	816	299	58	40	362	7,638	178

Yanacocha	594	161	50	17	349	2,745	93
Conga	—	—	—	27	(27)	1,254	147
Other South America	—	—	—	25	(25)	42	—

South America	594	161	50	69	297	4,041	240

Boddington:
Gold	298	137	32	N/A	N/A	N/A	N/A
Copper	61	30	6	N/A	N/A	N/A	N/A

Total	359	167	38	3	143	4,661	23

Batu Hijau:
Gold	34	19	3	N/A	N/A	N/A	N/A
Copper	172	85	16	N/A	N/A	N/A	N/A

Total	206	104	19	7	48	3,671	33

Other Australia/New Zealand	427	190	36	15	179	1,300	70
Other Asia Pacific	—	—	1	6	5	695	3

Asia Pacific	992	461	94	31	375	10,327	129

Ahafo	281	96	24	11	150	1,277	50
Akyem	—	—	—	4	(5)	653	85
Other Africa	—	—	—	2	(2)	5	—

Africa	281	96	24	17	143	1,935	135

Corporate and Other	—	—	5	33	(141)	5,020	38

Consolidated	$2,683	$1,017	$231	$190	$1,036	$28,961	$720

(1)	Includes an increase in accrued capital expenditures of $24; consolidated capital expenditures on a cash basis were $696.

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

	Sales	Costs Applicable to Sales	Amortization	Advanced Projects and Exploration	Pre-Tax Income	Total Assets	Capital Expenditures(1)
Three Months Ended March 31, 2011
Nevada	$582	$272	$72	$17	$216	$3,414	$95
La Herradura	65	18	4	6	36	254	16
Hope Bay	—	—	3	44	(48)	2,259	19
Other North America	—	—	—	—	(2)	125	—

North America	647	290	79	67	202	6,052	130

Yanacocha	362	153	53	6	149	2,677	41
Conga	—	—	—	3	(4)	335	64
Other South America	—	—	—	7	(6)	36	—

South America	362	153	53	16	139	3,048	105

Boddington:
Gold	232	100	28	N/A	N/A	N/A	N/A
Copper	53	28	7	N/A	N/A	N/A	N/A

Total	285	128	35	1	104	4,393	49

Batu Hijau:
Gold	140	34	7	N/A	N/A	N/A	N/A
Copper	369	89	20	N/A	N/A	N/A	N/A

Total	509	123	27	—	323	3,627	40

Other Australia/New Zealand	415	166	35	12	197	1,049	62
Other Asia Pacific	—	—	1	1	—	548	2

Asia Pacific	1,209	417	98	14	624	9,617	153

Ahafo	247	80	22	7	136	1,039	15
Akyem	—	—	—	1	(1)	320	28
Other Africa	—	—	—	—	(1)	6	—

Africa	247	80	22	8	134	1,365	43

Corporate and Other	—	—	4	25	(126)	6,772	14

Consolidated	$2,465	$940	$256	$130	$973	$26,854	$445

(1)	Includes an increase in accrued capital expenditures of $43; consolidated capital expenditures on a cash basis were $402.

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

NOTE 4 RECLAMATION AND REMEDIATION

At March 31, 2012 and December 31, 2011, $1,136 and $1,070, respectively, were accrued for reclamation obligations relating to mineral properties. In addition, the Company is involved in several matters concerning environmental obligations associated with former, primarily historic, mining activities. Generally, these matters concern developing and implementing remediation plans at the various sites involved. At March 31, 2012 and December 31, 2011, $197 and $170, respectively, were accrued for such obligations. These amounts are also included in Reclamation and remediation liabilities.

The following is a reconciliation of Reclamation and remediation liabilities:

	Three Months Ended March 31,
	2012	2011
Balance at beginning of period	$1,240	$1,048
Additions, changes in estimates and other	105	1
Liabilities settled	(28)	(8)
Accretion expense	16	14

Balance at end of period	$1,333	$1,055

The current portion of Reclamation and remediation liabilities of $70 and $71 at March 31, 2012 and December 31, 2011, respectively, are included in Other current liabilities (see Note 21).

The Company’s reclamation and remediation expenses consisted of:

	Three Months Ended March 31,
	2012	2011
Accretion — operating	$14	$12
Accretion — non-operating	2	2

	$16	$14

NOTE 5 OTHER EXPENSE, NET

	Three Months Ended March 31,
	2012	2011
Hope Bay care and maintenance	$50	$—
Regional administration	21	16
Community development	31	17
Western Australia power plant	4	4
World Gold Council Dues	3	2
Indonesian value added tax settlement	—	21
Other	11	13

	$120	$73

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

NOTE 6 OTHER INCOME, NET

	Three Months Ended March 31,
	2012	2011
Reduction of allowance for loan receivable	$21	$—
Income from developing projects, net	14	24
Gain on asset sales, net	10	3
Canadian Oil Sands	9	6
Refinery income	5	—
Interest	5	4
Ineffective portion of derivative instruments, net	2	(1)
Foreign currency exchange, net	(15)	(11)
Impairment of marketable securities	(24)	—
Other	6	6

	$33	$31

NOTE 7 EMPLOYEE PENSION AND OTHER BENEFIT PLANS

	Three Months Ended March 31,
	2012	2011
Pension benefit costs, net
Service cost	$7	$6
Interest cost	10	10
Expected return on plan assets	(11)	(10)
Amortization, net	6	5

	$12	$11

	Three Months Ended March 31,
	2012	2011
Other benefit costs, net
Service cost	$1	$1
Interest cost	1	1

	$2	$2

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

NOTE 8 STOCK BASED COMPENSATION

	Three Months Ended March 31,
	2012	2011
Stock options	$4	$3
Restricted stock units	4	7
Performance leveraged stock units	3	3
Deferred stock	1	2

	$12	$15

NOTE 9 INCOME AND MINING TAXES

During the first quarter of 2012, the Company recorded estimated income and mining tax expense of $343 resulting in an effective tax rate of 33%. Estimated income and mining tax expense during the first quarter of 2011 was $305 for an effective tax rate of 31%. The increase in the effective tax rate from 2011 to 2012 is a result of valuation allowances recorded on our Canadian deferred tax assets generated in the quarter. Aside from the above mentioned valuation allowance, the effective tax rates in the first quarter of 2012 and 2011 are different from the United States statutory rate of 35% primarily due to the U.S. percentage depletion deduction.

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

At March 31, 2012, the Company’s total unrecognized tax benefit was $242 for uncertain income tax positions taken or expected to be taken on income tax returns. Of this, $45 represents the amount of unrecognized tax benefits that, if recognized, would affect the Company’s effective income tax rate.

As a result of the statute of limitations that expire in the next 12 months in various jurisdictions, and possible settlements of audit-related issues with taxing authorities in various jurisdictions with respect to which none of the issues are individually significant, the Company believes that it is reasonably possible that the total amount of its net unrecognized income tax benefits will decrease by approximately $25 to $30 in the next 12 months.

The Company’s income and mining tax expense differed from the amounts computed by applying the United States statutory corporate income tax rate for the following reasons:

	Three Months Ended March 31,
	2012		2011
Income before income and mining tax and other items		$1,036		$973

Tax on income at 35% statutory rate	35%	$363	35%	$341

Reconciling items:
Percentage depletion	(7)	(74)	(6)	(55)
Change in valuation allowance on deferred tax assets	3	33	—	—
Other	2	21	2	19

Income and mining tax expense	33%	$343	31%	$305

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

NOTE 10 DISCONTINUED OPERATIONS

Discontinued operations include Holloway Mining Company, which owned the Holt-McDermott property (“Holt property”) and was sold to St. Andrew Goldfields Ltd. (“St. Andrew”) in 2006. In 2009, the Superior Court issued a decision finding Newmont Canada Corporation (“Newmont Canada”) liable for a sliding scale royalty on production from the Holt property, which Newmont Canada appealed. In May 2011, the Ontario Court of Appeal upheld the Superior Court ruling. During the first quarter of 2012, the Company recorded an additional $71 charge, net of tax benefits of $4, to reflect an increase in future expected production at the Holt property due to new reserve and resource estimates published by St. Andrew and an increase in the current spot gold price.

Net operating cash used in discontinued operations of $4 in the first quarter of 2012 relates to payments on the Holt property royalty.

NOTE 11 NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS

	Three Months Ended March 31,
	2012	2011
Yanacocha	$111	$56
Batu Hijau	13	102
Other	(11)	(2)

	$113	$156

At March 31, 2012, Newmont had a 48.5% effective economic interest in PT Newmont Nusa Tenggara (“PTNNT”). PTNNT operates the Batu Hijau copper and gold mine in Indonesia. Based on ASC guidance for variable interest entities, Newmont continues to consolidate PTNNT in its Condensed Consolidated Financial Statements.

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

	Three Months Ended March 31,
	2012	2011
Net income attributable to Newmont stockholders	$490	$514

Weighted average common shares (millions):
Basic	495	493
Effect of employee stock-based awards	2	2
Effect of convertible notes	7	6

Diluted	504	501

Net income attributable to Newmont stockholders per common share
Basic:
Continuing operations	$1.13	$1.04
Discontinued operations	(0.14)	—

	$0.99	$1.04

Diluted:
Continuing operations	$1.11	$1.03
Discontinued operations	(0.14)	—

	$0.97	$1.03

Options to purchase 1 and 2 million shares of common stock at average exercise prices of $59 and $57 were outstanding at March 31, 2012 and 2011, respectively, but were not included in the computation of diluted weighted average common shares because their effect would have been anti-dilutive.

Under its convertible note indentures, Newmont is required to settle the principal amount of its 2014 and 2017 Convertible Senior Notes in cash and may elect to settle the remaining conversion premium (Newmont average share price in excess of the conversion price), if any, in cash, shares or a combination thereof. The effect of contingently convertible instruments on diluted earnings per share is calculated under the net share settlement method in accordance with ASC guidance. The average price of the Company’s common stock exceeded the conversion prices for all periods presented, resulting in additional shares included in the computation of diluted weighted average common shares for the period in which the Convertible Senior Notes were outstanding during the quarter.

In February 2012, the holders of the Company’s 2012 Convertible Senior Notes exercised their election to convert the notes. The Company elected to pay the $172 conversion premium with cash, and as a result no common shares were issued.

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

NOTE 13 CHANGES IN EQUITY

	Three Months Ended March 31,
	2012	2011
Common stock:
At beginning of period	$784	$778
Stock based awards	1	1

At end of period	785	779

Additional paid-in capital:
At beginning of period	8,408	8,279
Stock based awards	27	25
Conversion premium on convertible notes	(172)	—

At end of period	8,263	8,304

Accumulated other comprehensive income:
At beginning of period	652	1,108
Other comprehensive income	6	281

At end of period	658	1,389

Retained earnings:
At beginning of period	3,052	3,180
Net income attributable to Newmont stockholders	490	514
Dividends paid	(173)	(74)

At end of period	3,369	3,620

Noncontrolling interests:
At beginning of period	2,875	2,371
Net income attributable to noncontrolling interests	113	156
Other comprehensive income	2	2

At end of period	2,990	2,529

Total equity	$16,065	$16,621

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

	Fair Value at March 31, 2012
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$809	$809	$—	$—
Marketable equity securities:
Extractive industries	1,409	1,409	—	—
Other	15	15	—	—
Marketable debt securities:
Asset backed commercial paper	19	—	—	19
Corporate	144	—	144	—
Auction rate securities	5	—	—	5
Trade receivable from provisional copper and gold concentrate sales, net	222	222	—	—
Derivative instruments, net:
Foreign exchange forward contracts	231	—	231	—
Diesel forward contracts	11	—	11	—

	$2,865	$2,455	$386	$24

Liabilities:
Boddington contingent consideration	43	—	—	43
Holt property royalty	247	—	—	247

	$290	$—	$—	$290

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

The Company’s marketable debt securities include investments in auction rate securities and asset backed commercial paper. The Company’s corporate marketable debt securities are valued using quoted market prices in non-active markets and as such are classified within Level 2 of the fair value hierarchy. The Company reviews the fair value for auction rate securities and asset backed commercial paper on at least a quarterly basis. The auction rate securities are traded in markets that are not active, trade infrequently and have little price transparency. The Company estimated the fair value of the auction rate securities based on weighted average risk calculations using cash flow assumptions discounted approximately 42%, which reflects an estimated discount for lack of marketability. The Company estimated the fair value of its asset backed commercial paper using a probability of return ranging from 13%-74% for each class of notes, which is reflective of information reviewed regarding the separate classes of securities. As a result of utilizing the unobservable inputs noted above in its fair value estimation of the Company’s auction rate securities and asset backed commercial paper, both fair value estimates are classified within Level 3 of the fair value hierarchy.

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

The estimated value of the Boddington contingent royalty was determined using a Monte Carlo valuation model which simulates future gold and copper prices and costs applicable to sales. At March 31, 2012 the Company used the following long-term price assumptions: 1) $1,500 per ounce gold price, 2) $3.50 per pound copper price, 3) $90 per barrel of oil, and 4) a $1.00 A$/US$ exchange rate. The Company used an approximately 4% discount rate in the model. The contingent royalty liability is classified within Level 3 of the fair value hierarchy.

The estimated fair value of the Holt sliding scale royalty was determined using a Monte Carlo valuation model to simulate future gold prices utilizing a long-term gold price assumption of $1,500 per ounce, various gold production scenarios based on publicly available reserve and resource information for the Holt property and an approximately 4% weighted average discount rate. The sliding scale royalty liability is classified within Level 3 of the fair value hierarchy.

The table below sets forth a summary of changes in the fair value of the Company’s Level 3 financial assets and liabilities for the three months ended March 31, 2012:

	Auction Rate Securities	Asset Backed Commercial Paper	Total Assets	Boddington Contingent Royalty	Holt Property Royalty	Total Liabilities
Balance at beginning of period	$5	$19	$24	$54	$176	$230
Settlements	—	—	—	(11)	(4)	(15)
Revaluation	—	—	—	—	75	75

Balance at end of period	$5	$19	$24	$43	$247	$290

At March 31, 2012, assets and liabilities classified within Level 3 of the fair value hierarchy represent 1% and 100%, respectively, of total assets and liabilities measured at fair value.

NOTE 15 DERIVATIVE INSTRUMENTS

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

Newmont had the following foreign currency derivative contracts outstanding at March 31, 2012:

	Expected Maturity Date
							Total/
	2012	2013	2014	2015	2016	2017	Average
A$ Operating Fixed Forward Contracts:
A$ notional (millions)	935	987	701	407	202	11	3,243
Average rate ($/A$)	0.92	0.92	0.90	0.88	0.89	0.89	0.91
Expected hedge ratio	77%	64%	46%	29%	14%	4%
A$ Capital Fixed Forward Contracts:
A$ notional (millions)	42	51	22	—	—	—	115
Average rate ($/A$)	1.00	0.98	0.96	—	—	—	0.98
Expected hedge ratio	41%	24%	48%	—	—	—
NZ$ Operating Fixed Forward Contracts:
NZ$ notional (millions)	48	29	2	—	—	—	79
Average rate ($/NZ$)	0.76	0.78	0.77	—	—	—	0.77
Expected hedge ratio	48%	23%	5%	—	—	—

Diesel Fixed Forward Contracts

Newmont hedges a portion of its operating cost exposure related to diesel consumed at its Nevada operations to reduce the variability in realized diesel prices. The hedging instruments consist of a series of financially settled fixed forward contracts with expiration dates ranging up to three years from the date of issue.

Newmont had the following diesel derivative contracts outstanding at March 31, 2012:

	Expected Maturity Date
					Total/
	2012	2013	2014	2015	Average
Diesel Fixed Forward Contracts:
Diesel gallons (millions)	20	14	6	1	41
Average rate ($/gallon)	2.89	2.94	2.91	2.90	2.90
Expected hedge ratio	60%	32%	14%	5%

Forward Starting Swap Contracts

During 2011, Newmont entered into forward starting interest rate swap contracts with a total notional value of $2,000. These contracts hedged movements in treasury rates related to a debt issuance that occurred in the first quarter of 2012. On March 8, 2012, Newmont closed its sale of $2,500 senior notes consisting of 3.5% senior notes due 2022 in the principal amount of $1,500 (10-year notes), and 4.875% senior notes due 2042 in the principal amount of $1,000 (30-year notes). As a result of the debt issued, the forward-starting interest rate swaps were settled. The total settlement amount of these swaps was $362, of which $349 represents the effective portion of the hedging instrument included in Accumulated other comprehensive income. The net proceeds from the debt issuance were adjusted by the settlement amount of the swap contracts and included as a financing activity in the Condensed Consolidated Statements of Cash Flow.

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

Fair Value Hedges

Interest Rate Swap Contracts

Newmont had $222 fixed to floating swap contracts designated as a hedge against 8 5/8% debentures which matured in May 2011.

Derivative Instrument Fair Values

Newmont had the following derivative instruments designated as hedges at March 31, 2012 and December 31, 2011:

	Fair Value
	At March 31, 2012
	Other Current Assets	Other Long- Term Assets	Other Current Liabilities	Other Long- Term Liabilities
Foreign currency exchange contracts:
A$ operating fixed forwards	$119	$113	$2	$4
A$ capital fixed forwards	1	1	—	—
NZ$ operating fixed forwards	3	—	—	—
Diesel fixed forwards	9	2	—	—

Total derivative instruments (Note 19 and 21)	$132	$116	$2	$4

	Fair Value
	At December 31, 2011
	Other Current Assets	Other Long- Term Assets	Other Current Liabilities	Other Long- Term Liabilities
Foreign currency exchange contracts:
A$ operating fixed forwards	$121	112	6	4
A$ capital fixed forwards	—	—	—	1
NZ$ operating fixed forwards	2	—	1	—
Diesel fixed forwards	4	—	2	1
Forward starting interest rate swaps	—	—	399	—

Total derivative instruments (Note 19 and 21)	$127	$112	$408	$6

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

	Foreign Currency Exchange Contracts		Diesel Forward Contracts		Forward Starting Swaps
	2012	2011	2012	2011	2012	2011
For the three months ended March 31,
Cash flow hedging relationships:
Gain recognized in other comprehensive income (effective portion)	$62	$67	$12	$15	$36	$—
Gain(loss) reclassified from Accumulated other comprehensive income into income (effective portion) (1)	47	42	3	4	(1)	—
Gain reclassified from Accumulated other comprehensive loss into income (ineffective portion) (2)	—	—	—	—	2	—

(1)

The gain for the effective portion of foreign exchange and diesel cash flow hedges reclassified from Accumulated other comprehensive income is included in Costs applicable to sales. The loss for the effective portion of forward starting swaps reclassified from Accumulated other comprehensive income is included in Interest Expense.

(2)	The ineffective portion recognized for cash flow hedges is included in Other Income, net.

	Interest Rate Swap Contracts		8 5/8% Debentures (Hedged Portion)
	2012	2011	2012	2011
For the three months ended March 31,
Fair value hedging relationships:
Gain(loss) recognized in income (effective portion) (1)	$—	$2	$—	$(5)
Loss recognized in income (ineffective portion) (2)	—	(1)	—	—

(1)	The gain(loss) recognized for the effective portion of fair value hedges and the underlying hedged debt is included in Interest expense, net.
(2)	The ineffective portion recognized for fair value hedges and the underlying hedged debt is included in Other income, net.

The amount to be reclassified from Accumulated other comprehensive income, net of tax to income for derivative instruments during the next 12 months is a gain of approximately $70.

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

LME copper prices averaged $3.77 per pound during the first quarter of 2012, compared with the Company’s recorded average provisional price of $3.75 per pound before mark-to-market gains and treatment and refining charges. During the first quarter of 2012, changes in copper prices resulted in a provisional pricing mark-to-market gain of $31 ($0.53 per pound). At March 31, 2012, Newmont had copper sales of 58 million pounds priced at an average of $3.83 per pound, subject to final pricing over the next several months.

The average London P.M. fix for gold was $1,691 per ounce during the first quarter of 2012, consistent with the Company’s recorded average provisional price before mark-to-market gains and treatment and refining charges. During the first quarter of 2012, changes in gold prices resulted in a provisional pricing mark-to-market gain of $6 ($4 per ounce). At March 31, 2012, Newmont had gold sales of 95,000 ounces priced at an average of $1,663 per ounce, subject to final pricing over the next several months.

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

NOTE 16 INVESTMENTS

	At March 31, 2012
	Cost/Equity	Unrealized		Fair/Equity
	Basis	Gain	Loss	Basis
Current:
Marketable Equity Securities:
Paladin Energy Ltd.	$60	$40	$—	$100
Other	15	10	(1)	24

	75	50	(1)	124

Marketable Debt Securities:
Corporate	55	—	—	55

	$130	$50	$(1)	$179

Long-term:
Marketable Debt Securities:
Asset backed commercial paper	$25	$—	$(6)	$19
Auction rate securities	8	—	(3)	5
Corporate	87	2	—	89

	120	2	(9)	113

Marketable Equity Securities:
Canadian Oil Sands Ltd.	309	342	—	651
Gabriel Resources Ltd.	78	161	—	239
Regis Resources Ltd.	36	278	—	314
Other	80	18	(2)	96

	503	799	(2)	1,300

Other investments, at cost	11	—	—	11

Investment in Affiliates:
La Zanja	55	—	—	55

	$689	$801	$(11)	$1,479

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

Included in Investments at March 31, 2012 and December 31, 2011 are $1 and $11, respectively, of long-term marketable debt securities and $15 and $4 of long-term marketable equity securities, respectively, that are legally pledged for purposes of settling asset retirement obligations related to the San Jose Reservoir at Yanacocha.

During the first quarter of 2012, the Company recognized impairments for other-than-temporary declines in value of $24 for marketable equity securities.

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

The following tables present the gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by length of time that the individual securities have been in a continuous unrealized loss position:

	Less than 12 Months		12 Months or Greater		Total
At March 31, 2012	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Marketable equity securities	$24	$3	$—	$—	$24	$3
Asset backed commercial paper	—	—	19	6	19	6
Auction rate securities	—	—	5	3	5	3

	$24	$3	$24	$9	$48	$12

	Less than 12 Months		12 Months or Greater		Total
At December 31, 2011	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Asset backed commercial paper	$—	$—	$19	$6	$19	$6
Auction rate securities	—	—	5	2	5	2
Marketable equity securities	42	18	—	—	42	18

	$42	$18	$24	$8	$66	$26

While the fair values of the Company’s investments in asset backed commercial paper and auction rate securities are below their respective cost, the Company views these declines as temporary. The Company intends to hold its investment in auction rate securities and asset backed commercial paper until maturity or such time that the market recovers and therefore considers these losses temporary.

NOTE 17 INVENTORIES

	At March 31,	At December 31,
	2012	2011
In-process	$112	$159
Concentrate	123	116
Precious metals	35	12
Materials, supplies and other	429	427

	$699	$714

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

NOTE 18 STOCKPILES AND ORE ON LEACH PADS

	At March 31,	At December 31,
	2012	2011
Current:
Stockpiles	$527	$506
Ore on leach pads	217	165

	$744	$671

Long-term:
Stockpiles	$2,091	$1,904
Ore on leach pads	379	367

	$2,470	$2,271

	At March 31,	At December 31,
	2012	2011
Stockpiles and ore on leach pads:
Nevada	$563	$536
La Herradura	9	6
Yanacocha	600	512
Boddington	482	435
Batu Hijau	1,220	1,119
Other Australia/New Zealand	157	161
Ahafo	183	173

	$3,214	$2,942

NOTE 19 OTHER ASSETS

	At March 31,	At December 31,
	2012	2011
Other current assets:
Refinery metal inventory and receivable	$500	$796
Derivative instruments	132	127
Prepaid assets	126	93
Note receivable	33	12
Restricted cash	2	20
Other	91	85

	$884	$1,133

Other long-term assets:
Goodwill	$188	$188
Intangible assets	144	147
Income tax receivable	142	142
Derivative instruments	116	112
Debt issuance costs	79	59
Restricted cash	49	48
Other receivables	19	17
Other	167	144

	$904	$857

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

NOTE 20 DEBT

	At March 31, 2012		At December 31, 2011
	Current	Non-Current	Current	Non-Current
Sale-leaseback of refractory ore treatment plant	$59	$—	$165	$—
Corporate revolving credit facility (due 2016)	—	—	—	33
2012 Convertible Senior Notes, net of discount	—	—	514	—
2014 Convertible Senior Notes, net of discount	—	517	—	512
2017 Convertible Senior Notes, net of discount	—	457	—	452
2019 Senior Notes, net of discount	—	896	—	896
2022 Senior Notes, net of discount	—	1,489	—	—
2035 Senior Notes, net of discount	—	598	—	598
2039 Senior Notes, net of discount	—	1,087	—	1,087
2042 Senior Notes, net of discount	—	991	—	—
Ahafo project facility	10	45	10	45
Other capital leases	—	1	—	1

	$69	$6,081	$689	$3,624

Scheduled minimum debt repayments are $69 for the remainder of 2012, $10 in 2013, $527 in 2014, $10 in 2015, $10 in 2016 and $5,524 thereafter.

2012 Convertible Senior Notes

In February 2012, the Company’s 2012 Convertible Senior Notes matured, resulting in a principal payment of $517. The Company elected to pay the conversion premium of $172 in cash, in lieu of issuing common shares.

2022 and 2042 Senior Notes

In March 2012, the Company completed a two part public offering of $1,500 and $1,000 uncollateralized Senior Notes maturing on March 15, 2022 and March 15, 2042, respectively. Net proceeds from the 2022 and 2042 Senior Notes were $1,479 and $983, respectively. The 2022 Senior Notes pay interest semi-annually at a rate of 3.50% per annum and the 2042 Senior Notes pay semi-annual interest of 4.875% per annum.

Consistent with the Company’s other Notes included in the table above, the 2022 and 2042 Senior Notes contain various covenants and default provisions including payment defaults, limitation on liens, limitation on sales and leaseback agreements and merger restrictions.

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

NOTE 21 OTHER LIABILITIES

	At March 31,	At December 31,
	2012	2011
Other current liabilities:
Refinery metal payable	$500	$796
Accrued capital expenditures	267	248
Accrued operating costs	256	231
Taxes other than income and mining	86	93
Reclamation and remediation liabilities	70	71
Deferred income tax	57	50
Royalties	43	53
Boddington contingent consideration	39	24
Holt property royalty	21	17
Interest	12	55
Derivative instruments	2	408
Other	64	87

	$1,417	$2,133

Other long-term liabilities:
Holt property royalty	$226	$159
Income and mining taxes	86	88
Power supply agreements	46	45
Derivative instruments	4	6
Boddington contingent consideration	4	30
Other	31	36

	$397	$364

NOTE 22 NET CHANGE IN OPERATING ASSETS AND LIABILITIES

Net cash provided from operations attributable to the net change in operating assets and liabilities is composed of the following:

	Three Months Ended March 31,
	2012	2011
Decrease (increase) in operating assets:
Trade and accounts receivable	$(21)	$119
Inventories, stockpiles and ore on leach pads	(201)	(56)
EGR refinery assets	319	(175)
Other assets	(74)	(38)
Increase (decrease) in operating liabilities:
Accounts payable and other accrued liabilities	(32)	4
EGR refinery liabilities	(319)	175
Reclamation liabilities	(28)	(8)

	$(356)	$21

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

NOTE 23 SUPPLEMENTAL CASH FLOW INFORMATION

	Three Months Ended March 31,
	2012	2011
Income and mining taxes, net of refunds	$296	$278
Interest, net of amounts capitalized	$23	$20

NOTE 24 CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

Newmont USA, a 100% owned subsidiary of Newmont Mining Corporation, has fully and unconditionally guaranteed the 2019, 2022, 2035, 2039 and 2042 Senior Notes, the 2014 and 2017 Convertible Senior Notes and the corporate revolving credit facility. The following consolidating financial statements are provided for Newmont USA, as guarantor, and for Newmont Mining Corporation, as issuer, as an alternative to providing separate financial statements for the guarantor. The accounts of Newmont Mining Corporation are presented using the equity method of accounting for investments in subsidiaries.

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

	Three Months Ended March 31, 2012
					Newmont
	Newmont				Mining
	Mining	Newmont	Other		Corporation
Condensed Consolidating Statement of Income	Corporation	USA	Subsidiaries	Eliminations	Consolidated
Sales	$—	$1,617	$1,066	$—	$2,683

Costs and expenses
Costs applicable to sales (1)	—	563	465	(11)	1,017
Amortization	—	130	101	—	231
Reclamation and remediation	—	11	5	—	16
Exploration	—	53	35	—	88
Advanced projects, research and development	—	88	14	—	102
General and administrative	—	42	1	11	54
Other expense, net	—	47	73	—	120

	—	934	694	—	1,628

Other income (expense)
Other income, net	(3)	13	23	—	33
Interest income — intercompany	40	2	5	(47)	—
Interest expense — intercompany	(5)	—	(42)	47	—
Interest expense, net	(46)	(5)	(1)	—	(52)

	(14)	10	(15)	—	(19)

Income before income and mining tax and other items	(14)	693	357	—	1,036
Income and mining tax expense	5	(146)	(202)	—	(343)
Equity income (loss) of affiliates	499	(11)	67	(574)	(19)

Income (loss) from continuing operations	490	536	222	(574)	674
Income (loss) from discontinued operations	—	4	(75)	—	(71)

Net income	490	540	147	(574)	603
Net income attributable to noncontrolling interests	—	(116)	(32)	35	(113)

Net income attributable to Newmont stockholders	$490	$424	$115	$(539)	$490

Comprehensive income	$496	$541	$139	$(565)	$611
Comprehensive income attributable to noncontrolling interests	—	(116)	(34)	35	(115)

Comprehensive income attributable to Newmont stockholders	$496	$425	$105	$(530)	$496

(1)	Excludes Amortization and Reclamation and remediation.

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

	Three Months Ended March 31, 2011
					Newmont
	Newmont				Mining
	Mining	Newmont	Other		Corporation
Condensed Consolidating Statement of Income	Corporation	USA	Subsidiaries	Eliminations	Consolidated
Sales	$—	$1,518	$947	$—	$2,465

Costs and expenses
Costs applicable to sales (1)	—	566	384	(10)	940
Amortization	—	159	97	—	256
Reclamation and remediation	1	10	3	—	14
Exploration	—	34	28	—	62
Advanced projects, research and development	—	27	41	—	68
General and administrative	—	34	1	10	45
Other expense, net	—	54	19	—	73

	1	884	573	—	1,458

Other income (expense)
Other income, net	(5)	25	11	—	31
Interest income - intercompany	36	2	2	(40)	—
Interest expense - intercompany	(3)	—	(37)	40	—
Interest expense, net	(54)	(9)	(2)	—	(65)

	(26)	18	(26)	—	(34)

Income before income and mining tax and other items	(27)	652	348	—	973
Income and mining tax expense	10	(208)	(107)	—	(305)
Equity income (loss) of affiliates	531	1	89	(619)	2

Net income	514	445	330	(619)	670
Net income attributable to noncontrolling interests	—	(192)	(20)	56	(156)

Net income attributable to Newmont stockholders	$514	$253	$310	$(563)	$514

Comprehensive income	$795	$462	$595	$(899)	$953
Comprehensive income attributable to noncontrolling interests	—	(192)	(22)	56	(158)

Comprehensive income attributable to Newmont stockholders	$795	$270	$573	$(843)	$795

(1)	Excludes Amortization and Reclamation and remediation.

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

	Three Months Ended March 31, 2012
					Newmont
	Newmont				Mining
	Mining	Newmont	Other		Corporation
Condensed Consolidating Statement of Cash Flows	Corporation	USA	Subsidiaries	Eliminations	Consolidated
Operating activities:
Net income (loss)	$490	$540	$147	$(574)	$603
Adjustments	13	60	(281)	574	366
Net change in operating assets and liabilities	(45)	(298)	(13)	—	(356)

Net cash provided from (used in) continuing operations	458	302	(147)	—	613
Net cash used in discontinued operations	—	—	(4)	—	(4)

Net cash provided from (used in) operations	458	302	(151)	—	609

Investing activities:
Additions to property, plant and mine development	—	(479)	(217)	—	(696)
Purchases of marketable securities	—	(143)	—	—	(143)
Acquisitions, net	—	—	(11)	—	(11)
Proceeds from sale of other assets	—	8	4	—	12
Other	—	—	(17)	—	(17)

Net cash used in investing activities	—	(614)	(241)	—	(855)

Financing activities:
Net borrowings (repayments)	1,547	(106)	(2)	—	1,439
Payment of conversion premium on debt	(172)	—	—	—	(172)
Net intercompany borrowings (repayments)	(1,662)	1,164	498	—	—
Dividends paid to common stockholders	(173)	—	—	—	(173)
Proceeds from stock issuance, net	2	—	—	—	2
Other	—	—	(2)	—	(2)

Net cash provided from (used in) financing activities	(458)	1,058	494	—	1,094

Effect of exchange rate changes on cash	—	(2)	6	—	4

Net change in cash and cash equivalents	—	744	108	—	852
Cash and cash equivalents at beginning of period	—	1,526	234	—	1,760

Cash and cash equivalents at end of period	$—	$2,270	$342	$—	$2,612

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

	Three Months Ended March 31, 2011
					Newmont
	Newmont				Mining
	Mining	Newmont	Other		Corporation
Condensed Consolidating Statement of Cash Flows	Corporation	USA	Subsidiaries	Eliminations	Consolidated
Operating activities:
Net income (loss)	$514	$445	$330	$(619)	$670
Adjustments	21	174	(516)	619	298
Net change in operating assets and liabilities	8	(54)	67	—	21

Net cash provided from (used in) operations	543	565	(119)	—	989

Investing activities:
Additions to property, plant and mine development	—	(238)	(164)	—	(402)
Purchases of marketable securities	—	(1)	(11)	—	(12)
Acquisitions, net	—	—	(7)	—	(7)
Proceeds from sale of other assets	—	6	—	—	6
Other	—	—	(3)	—	(3)

Net cash used in investing activities	—	(233)	(185)	—	(418)

Financing activities:
Net borrowings (repayments)	—	(31)	—	—	(31)
Net intercompany borrowings (repayments)	(472)	(1,948)	2,420	—	—
Dividends paid to common stockholders	(74)	—	—	—	(74)
Dividends paid to noncontrolling interests	—	(15)	—	—	(15)
Proceeds from stock issuance, net	3	—	—	—	3

Net cash provided from (used in) financing activities	(543)	(1,994)	2,420	—	(117)

Effect of exchange rate changes on cash	—	(1)	24	—	23

Net change in cash and cash equivalents	—	(1,663)	2,140	—	477
Cash and cash equivalents at beginning of period	—	3,877	179	—	4,056

Cash and cash equivalents at end of period	$—	$2,214	$2,319	$—	$4,533

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

	At March 31, 2012
					Newmont
	Newmont				Mining
	Mining	Newmont	Other		Corporation
Condensed Consolidating Balance Sheet	Corporation	USA	Subsidiaries	Eliminations	Consolidated
Assets
Cash and cash equivalents	$—	$2,270	$342	$—	$2,612
Trade receivables	—	228	121	—	349
Accounts receivable	1,199	2,268	293	(3,398)	362
Investments	100	55	24	—	179
Inventories	—	330	369	—	699
Stockpiles and ore on leach pads	—	631	113	—	744
Deferred income tax assets	6	252	5	—	263
Other current assets	—	124	760	—	884

Current assets	1,305	6,158	2,027	(3,398)	6,092
Property, plant and mine development, net	—	7,266	9,127	(29)	16,364
Investments	—	118	1,361	—	1,479
Investments in subsidiaries	15,165	24	2,915	(18,104)	—
Stockpiles and ore on leach pads	—	1,761	709	—	2,470
Deferred income tax assets	792	808	52	—	1,652
Other long-term assets	3,607	664	913	(4,280)	904

Total assets	$20,869	$16,799	$17,104	$(25,811)	$28,961

Liabilities
Debt	$—	$59	$10	$—	$69
Accounts payable	1,472	1,174	1,254	(3,403)	497
Employee-related benefits	—	171	74	—	245
Income and mining taxes	—	94	249	—	343
Other current liabilities	11	468	2,895	(1,957)	1,417

Current liabilities	1,483	1,966	4,482	(5,360)	2,571
Debt	6,035	1	45	—	6,081
Reclamation and remediation liabilities	—	901	362	—	1,263
Deferred income tax liabilities	—	641	1,459	—	2,100
Employee-related benefits	5	369	110	—	484
Other long-term liabilities	548	54	4,103	(4,308)	397

Total liabilities	8,071	3,932	10,561	(9,668)	12,896

Equity
Preferred stock	—	—	61	(61)	—
Common stock	785	—	—	—	785
Additional paid-in capital	7,986	3,050	5,697	(8,470)	8,263
Accumulated other comprehensive income	658	(188)	1,158	(970)	658
Retained earnings	3,369	6,481	(1,627)	(4,854)	3,369

Newmont stockholders’ equity	12,798	9,343	5,289	(14,355)	13,075
Noncontrolling interests	—	3,524	1,254	(1,788)	2,990

Total equity	12,798	12,867	6,543	(16,143)	16,065

Total liabilities and equity	$20,869	$16,799	$17,104	$(25,811)	$28,961

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

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

NOTE 25 COMMITMENTS AND CONTINGENCIES

General

The Company follows ASC guidance in accounting for loss contingencies. Accordingly, estimated losses from contingencies are accrued by a charge to income when information available prior to issuance of the financial statements indicates that it is probable (greater than a 75% probability) that a liability could be incurred and the amount of the loss can be reasonably estimated. Legal expenses associated with the contingency are expensed as incurred. If a loss contingency is not probable or reasonably estimable, disclosure of the contingency and estimated range of loss, if determinable is made in the financial statements when it is at least reasonably possible that a material loss could be incurred.

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

Estimated future reclamation costs are based principally on legal and regulatory requirements. At March 31, 2012 and December 31, 2011, $1,136 and $1,070, respectively, were accrued for reclamation costs relating to currently or recently producing mineral properties in accordance with asset retirement obligation guidance. The current portions of $47 and $47 at March 31, 2012 and December 31, 2011, respectively, are included in Other current liabilities.

The Company is involved in several matters concerning environmental obligations associated with former mining activities. Generally, these matters concern developing and implementing remediation plans at the various sites involved. The Company believes that the related environmental obligations associated with these sites are similar in nature with respect to the development of remediation plans, their risk profile and the compliance required to meet general environmental standards. Based upon the Company’s best estimate of its liability for these matters, $197 and $170 were accrued for such obligations at March 31, 2012 and December 31, 2011, respectively. These amounts are included in Other current liabilities and Reclamation and remediation liabilities. Depending upon the ultimate resolution of these matters, the Company believes that it is reasonably possible that the liability for these matters could be as much as 106% greater or 7% lower than the amount accrued at March 31, 2012. The amounts accrued are reviewed periodically based upon facts and circumstances available at the time. Changes in estimates are recorded in Reclamation and remediation in the period estimates are revised.

Details about certain of the more significant matters involved are discussed below.

Newmont USA Limited—100% Newmont Owned

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

PT Newmont Minahasa Raya (“PTNMR”)—80% Newmont Owned

On March 22, 2007, an Indonesian non-governmental organization named Wahana Lingkungan Hidup Indonesia (“WALHI”) filed a civil suit against PTNMR, the Newmont subsidiary that operated the Minahasa mine in Indonesia, and Indonesia’s Ministry of Energy & Mineral Resources and Ministry of Environment, alleging pollution from the government-approved and permitted disposal of mill tailings into Buyat Bay, and seeking a court order requiring PTNMR to fund a 25-year monitoring program in relation to Buyat Bay. In December 2007, the court ruled in PTNMR’s favor and found that WALHI’s allegations of pollution in Buyat Bay were without merit. In March 2008, WALHI appealed this decision to the Indonesian High Court. On January 27, 2010, the Indonesian High Court upheld the December 2007 ruling in favor of PTNMR. On May 17, 2010, WALHI filed an appeal of the January 27, 2010 Indonesian High Court ruling seeking review from the Indonesian Supreme Court. Independent sampling and testing of Buyat Bay water and fish, as well as area residents, conducted by the World Health Organization and the Australian Commonwealth Scientific and Industrial Research Organization confirm that PTNMR has not polluted the Buyat Bay environment, and, therefore, has not adversely affected the fish in Buyat Bay or the health of nearby residents. Ongoing monitoring of seawater quality by an Independent Scientific Panel continues to confirm that PTNMR’s operations have not adversely affected the environment. The Company remains steadfast that it has not caused pollution or health problems.

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

Additional lawsuits relating to the Choropampa incident were filed against Yanacocha in the local courts of Cajamarca, Peru, in May 2002 by over 900 Peruvian citizens. A significant number of the plaintiffs in these lawsuits entered into settlement agreements with Yanacocha prior to filing such claims. In April 2008, the Peruvian Supreme Court upheld the validity of these settlement agreements, which the Company expects to result in the dismissal of all claims brought by previously settled plaintiffs. Yanacocha has also entered into settlement agreements with approximately 350 additional plaintiffs. The claims asserted by approximately 200 plaintiffs remain. In 2011, Yanacocha was served with 22 complaints alleging grounds to nullify the settlements entered between Yanacocha and the plaintiffs. Yanacocha has answered the complaints and the court has dismissed several of the matters and the plaintiffs have filed appeals. Yanacocha will continue to vigorously defend its position. Neither the Company nor Yanacocha can reasonably estimate the ultimate loss relating to such claims.

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

PT Newmont Nusa Tenggara (“PTNNT”) – 31.5% Newmont Owned

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

On December 17, 2010, the Ministry of Energy & Mineral Resources, acting on behalf of the Indonesian government, accepted the offer to acquire the final 7% interest in PTNNT. Subsequently, the Indonesian government designated Pusat Investasi Pemerintah (“PIP”), an agency of the Ministry of Finance, as the entity that will buy the final stake. On May 6, 2011, PIP and the foreign shareholders entered into a definitive agreement for the sale and purchase of the final 7% divestiture stake. Closing of the transaction is pending receipt of approvals from certain Indonesian government ministries. Subsequent to signing the agreement, a disagreement arose between the Ministry of Finance and the Indonesian parliament in regard to whether parliamentary approval was needed to allow PIP to make the share purchase. In October 2011, press reports stated that Indonesia’s Supreme Audit Agency had determined that parliamentary approval is required. The Ministry of Finance continues to dispute the need for parliamentary approval and has filed a case with Indonesia’s Constitutional Court to have the issue finally resolved. Further disputes may arise in regard to the divestiture of the 2010 shares.

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

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

Effective January 1, 2011, the local government in the region where the Batu Hijau mine is located commenced the enforcement of local regulations that purport to require PTNNT to pay additional taxes based on revenue and the value of PTNNT’s contracts. In addition, the regulations purport to require PTNNT to obtain certain export-related documents from the regional government for purposes of shipping copper concentrate. PTNNT is required to and has obtained all export related-documents in compliance with the laws and regulations of the central government. PTNNT believes that the new regional regulations are not enforceable as they expressly contradict higher level Indonesian laws that set out the permissible taxes that can be imposed by a regional government and all effective export requirements. PTNNT’s position is supported by Indonesia’s Ministry of Energy & Mineral Resources, Ministry of Trade, and the provincial government. To date, PTNNT has not been forced to comply with these new contradictory regional regulations. On February 4, 2011, PTNNT filed legal proceedings seeking to have the regulations declared null and void because they conflict with the laws of Indonesia. Subsequently, the Ministry of Home Affairs issued a decree declaring these local regulations to be contrary to Indonesian law and thus unenforceable. Further disputes with the local government could arise in relation to these regulations. PTNNT intends to vigorously defend its position in this dispute.

Additionally, in September 2011, WALHI brought an administrative law claim against Indonesia’s Ministry of Environment to challenge the May 2011 renewal of PTNNT’s submarine tailings permit. PTNNT and the regional government of KSB (“KSB”) filed separate applications for intervention into the proceedings, both of which were accepted by the Administrative Court. KSB intervened on the side of WALHI, and PTNNT joined on the side of the Ministry of Environment. On April 3, 2012, the Administrative Court ruled in favor of the Ministry of Environment and PTNNT, finding that the Ministry of Environment properly renewed the permit in accordance with Indonesian law and regulations. WALHI has announced that it has appealed the verdict. PTNNT will continue to defend its submarine tailings permit and is confident that the Ministry of Environment acted properly in renewing PTNNT’s permit.

Claim against Newmont Mining Corporation relating to PTNNT divestiture

The Company is aware of a lawsuit apparently filed by Indonesian citizens living in the province of Nusa Tenggara Barat against Indonesia’s Ministry of Finance and other government officials (as defendants) and against PTNNT and the Company (as co-defendants). Plaintiffs claim that the purchase by the central government of the final 7% divestiture stake in PTNNT violates, or would violate, their human rights. PTNNT’s alleged liability appears supposedly to arise from being a party involved in the process of divestiture, and the Company’s from being a holding company of PTNNT. The allegations regarding alleged liability are vague and unclear. Plaintiffs seek various relief, including an order requiring the defendants and co-defendants to transfer the final 7% stake to the regional government of Nusa Tenggara Barat and a payment of approximately $247 in damages. The Company considers that there has been no proper service of process, that there is lack of jurisdiction, and that the claims, including those pertaining to it and PTNNT, are entirely without merit.

PT Pukuafu Indah Litigation

In October 2009, PTPI filed a lawsuit in the Central Jakarta District Court against PTNNT and the Indonesian government seeking to cancel the March 2009 arbitration award pertaining to the manner in which divestiture of shares in PTNNT should proceed (refer to the discussion of PTNNT above for the arbitration results). On October 11, 2010, the District Court ruled in favor of PTNNT and the Indonesian government finding, among other things, that PTPI lacks standing to contest the validity of the arbitration award. PTPI filed an appeal to the High Court, which was rejected by the High Court on January 4, 2012. PTPI has not yet further appealed the case.

Subsequent to its initial claim, PTPI filed numerous additional lawsuits, three of which have been withdrawn, against Newmont Indonesia Limited (“NIL”) and Nusa Tenggara Mining Corporation (“NTMC”), a subsidiary of Sumitomo, in the South Jakarta District Court. Fundamentally, the cases all relate to PTPI’s contention that it owns, or has rights to own, the shares in PTNNT that have been or will be divested to fulfill the requirements of the PTNNT Contract of Work and the March 2009 arbitration award. PTPI also makes various other allegations, including alleged rights in or to the Company’s or NTMC’s non-divestiture shares in PTNNT, and PTPI asserts claims for significant damages allegedly arising from NIL’s and NTMC’s unlawful acts in transferring the divestiture shares to a third party. On November 30, 2010, the South Jakarta District Court rendered a decision in favor of PTPI in one of the cases that included an order that NIL/NTMC transfer 31% of PTNNT shares to PTPI and pay PTPI $26 in damages and certain monetary penalties. The order is not final and binding until the appeal process is completed. NIL and NTMC appealed the decision. On June 28, 2011, the South Jakarta District Court ruled in favor of NIL and NTMC in one of PTPI’s lawsuits contending that PTPI has rights in or to NIL’s and NTMC’s non-divestiture shares. In the Company’s view, this ruling further conflicts with the November 30, 2010 ruling finding that PTPI has rights in the divestiture shares. PTPI has filed a notice of appeal. In March 2012, the District Court dismissed PTPI’s final two cases that were pending at the trial court level, and PTPI has to date appealed one of these lawsuits.

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

In January 2010, PTPI also filed a lawsuit against PTNNT’s President Director, Mr. Martiono Hadianto, alleging wrongful acts associated with the arbitration, including failure to properly share certain information. The South Jakarta District Court issued a decision partially in favor of PTPI against the PTNNT President Director, requiring the production of arbitration documents. The PTNNT President Director has appealed the decision, which is nonbinding until the appeal process is completed.

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

On October 1, 2010, NIL and NVL requested, based upon the release agreement, that the arbitral tribunal issue an interim order requiring PTPI and its shareholders to discontinue the various Indonesian court proceedings and refrain from bringing additional lawsuits. On October 15, 2010, the tribunal issued an order granting NIL and NVL’s request. The order of the tribunal restrains PTPI and its agents from “proceeding with or continuing with or assisting or participating in the prosecution of the Indonesian [s]uits” and from commencing additional proceedings relating to the same subject matter as the Indonesian lawsuits. NIL and NVL obtained an enforcement order in Singapore courts but it is not known whether PTPI and its shareholders will abide by the court order. PTPI and its shareholders’ proceedings in Singapore court to contest enforcement of the interim award were rejected by the court.

On April 7, 2011, the arbitral tribunal issued a final award, while keeping the proceedings open to allow NIL and NVL to seek further relief as necessary, finding PTPI and its shareholders in breach of various provisions of the financing agreements, including the release agreement. The tribunal, for the second time, ordered PTPI and its agents to restrain from proceeding with the Indonesian lawsuits or filing new lawsuits relating to the same subject matter. In addition, the tribunal ordered PTPI and other shareholder defendants, collectively, to pay more than $11 in damages, costs and expenses. NIL and NVL obtained an enforcement order in Singapore courts but it is not known whether PTPI and its shareholders will comply with the court order. NIL and NVL have also registered the final award in the Central Jakarta District Court to seek enforcement in Indonesia.

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

Other Commitments and Contingencies

Tax contingencies are provided for in accordance with ASC income tax guidance (see Note 9).

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

As part of its ongoing business and operations, the Company and its affiliates are required to provide surety bonds, bank letters of credit and bank guarantees as financial support for various purposes, including environmental reclamation, exploration permitting, workers compensation programs and other general corporate purposes. At March 31, 2012 and December 31, 2011, there were $1,482 and $1,354, respectively, of outstanding letters of credit, surety bonds and bank guarantees. The surety bonds, letters of credit and bank guarantees reflect fair value as a condition of their underlying purpose and are subject to fees competitively determined in the market place. The obligations associated with these instruments are generally related to performance requirements that the Company addresses through its ongoing operations. As the specific requirements are met, the beneficiary of the associated instrument cancels and/or returns the instrument to the issuing entity. Certain of these instruments are associated with operating sites with long-lived assets and will remain outstanding until closure. Generally, bonding requirements associated with environmental regulation are becoming more restrictive. However, the Company believes it is in compliance with all applicable bonding obligations and will be able to satisfy future bonding requirements, through existing or alternative means, as they arise.

Newmont is from time to time involved in various legal proceedings related to its business. Except in the above-described proceedings, management does not believe that adverse decisions in any pending or threatened proceeding or that amounts that may be required to be paid by reason thereof will have a material adverse effect on the Company’s financial condition or results of operations.

NOTE 26 SUPPLEMENTARY DATA

Ratio of Earnings to Fixed Charges

The ratio of earnings to fixed charges for the three months ended March 31, 2012 was 13.5. The ratio of earnings to fixed charges represents income before income and mining tax expense, equity income (loss) of affiliates, loss from discontinued operations and net income attributable to noncontrolling interests, divided by interest expense. Interest expense includes amortization of capitalized interest and the portion of rent expense representative of interest. Interest expense does not include interest on income tax liabilities. The computation of the ratio of earnings to fixed charges can be found in Exhibit 12.1.

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

This item should be read in conjunction with our interim unaudited Condensed Consolidated Financial Statements and the notes thereto included in this quarterly report. Additionally, the following discussion and analysis should be read in conjunction with Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations and the consolidated financial statements included in Part II of our Annual Report on Form 10-K for the year ended December 31, 2011 filed February 24, 2012.

Overview

Newmont is one of the world’s largest gold producers and is the only gold company included in the S&P 500 Index and Fortune 500, and has been included in the Dow Jones Sustainability Index-World for five consecutive years. We are also engaged in the exploration for and acquisition of gold and gold/copper properties. We have significant operations and/or assets in the United States, Australia, Peru, Indonesia, Ghana, Mexico and New Zealand.

Our vision is to be the most valued and respected mining company through industry leading performance. We remain focused on progressing the development of our next generation of mining projects. Approximately 60% of our 2012 capital expenditures will be invested in these projects and the development of our pipeline, funded primarily from Net cash from continuing operations, as we continue to deliver solid leverage to the gold price. First quarter 2012 highlights are included below and discussed further in Results of Consolidated Operations.

Operating highlights

•	Consolidated revenue of $2,683, an increase of 9% from the prior year quarter;

•	Average realized gold and copper price of $1,684 per ounce and $ 4.01 per pound, up 22% and no change, respectively, from the prior year quarter

•	Attributable gold and copper production of 1.3 million ounces and 35 million pounds, down 2% and 35%, respectively, from the prior year quarter;

•	Cash flow from continuing operations of $613, down 38% from the prior year quarter;

•	Second quarter gold price-linked dividend of $0.35 per share, an increase of 75% over the prior year quarter;

•	Gold and copper Costs applicable to sales of $620 per ounce and $1.98 per pound, up 11% and up 78%, respectively, from the prior year quarter; and

•	Maintaining 2012 Company-wide outlook for production, Costs applicable to sales and capital expenditures.

Advancing our project pipeline

We manage our wider project portfolio to maintain flexibility to address the development risks associated with our projects, including permitting, local community and government support, engineering and procurement availability, technical issues, escalating costs and other associated risks that could adversely impact the timing and costs of certain opportunities.

Our opportunities in the Execution phase of development comprise a significant part of the Company’s growth strategy and include Akyem in Ghana, Conga in Peru, Tanami Shaft in Australia and the Phoenix Copper Leach and Emigrant in Nevada, as described further below.

Akyem, Ghana. Construction activities at the Akyem project continue to progress according to plan. First production is expected in late 2013 to early 2014 with approximately three to six months expected for ramp-up to commercial production. Gold production is expected to be approximately 350,000 to 450,000 ounces per year at Costs applicable to sales of $450 to $550 per ounce for the first five years of the mine’s operating life of approximately 16 years (based on current gold reserves). Capital costs are estimated at $850 to $1,100, of which approximately $538 have been incurred at March 31, 2012. At December 31, 2011, we reported 7.4 million ounces of gold reserves at Akyem.

Conga, Peru. Due to local political and community protests, construction and development activities at the Conga project were largely suspended in November 2011 and recommencement remains subject to certain risks and uncertainties, including those relating to the Environmental Impact Assessment (“EIA”) review. The Conga project’s EIA, which was previously approved by the central government of Peru in October 2010 following an extensive public engagement process, was subject to a review by independent experts during the first quarter at the request of the central government. The results of the independent review were released on April 17, 2012 and confirmed that the EIA met Peruvian and international standards. The Company is currently in the process of evaluating the recommendations contained in the independent report, and additional recommendations from the central government related to the report, to assess the impact on the project economics. Should the Company be unable to continue with the development of Conga, the Company may reprioritize and reallocate capital to other development alternatives in Nevada, Australia, Ghana and Indonesia, which may result in an impairment of the Conga project. For additional information, see Newmont’s most recent Form 10-K filed with the SEC, under the heading “Risk Factors - Our operations at Yanacocha and the development of our Conga Project in Peru are subject to political and social unrest risks, which have resulted most recently in the suspension of construction activities in our Conga project.”

Tanami Shaft, Australia. Development efforts at the Tanami Shaft continue to progress. The project supports underground expansion at the Callie and Auron ore bodies to: reduce cut-off grade, enhance productivity and facilitate possible additional mine expansion. The project is expected to add gold production of approximately 60,000 to 90,000 ounces per year during the first five years of production while lowering Costs applicable to sales for the first five years by approximately $100 per ounce at Other Australia/New Zealand. Capital costs are expected to be approximately $400 to $450, of which approximately $38 have been incurred at March 31, 2012.

Phoenix Copper Leach, Nevada. The Board of Directors recently authorized full funding for the Phoenix Copper Leach project in Nevada and advanced the project into the Execution phase of development. Delivering the Phoenix Copper Leach project on time and within budget generates positive economics and provides operational diversity to the site and the North American Region. The project also demonstrates the viability of permitting copper leaching in Nevada, thus generating a springboard for future opportunities in the region.

Emigrant, Nevada. Construction is in process and first production is anticipated in the second half of 2012. Emigrant provides a new source of gold production for the North America region, unconstrained by Carlin’s fixed mill capacity over an 8.5 year mine life. Gold production is expected to be approximately 80,000 to 90,000 ounces per year at Costs applicable to sales of $600 to $700 per ounce for the first five years of the mine’s operating life. Capital costs are estimated at approximately $100, of which approximately $74 have been incurred at March 31, 2012. At December 31, 2011, we reported 1.6 million ounces of gold reserves at Emigrant.

In addition to these projects in the Execution phase of development, as described above, we continue to advance earlier stage development assets through our project pipeline in our four operating regions. The exploration, construction and operation of these earlier stage development assets will require significant funding when they go into execution. Two of these projects are described further below:

Merian, Suriname. Feasibility study work for the Merian project began in the third quarter of 2011 and is expected to be completed in the fourth quarter of 2012. The Company continues negotiations for a mineral agreement with the government of Suriname. The development of the Merian project allows Newmont to pursue a new district with upside potential and the opportunity to grow and extend the operating life of the South American region. First production is targeted for 2015 with initial estimated attributable gold production of approximately 300,000 ounces per year.

Long Canyon, Nevada. We continue to further develop our understanding of what we expect could be another Carlin-type trend at Long Canyon. We continue to make progress on the drilling program and we anticipate an additional 65 kilometers to be drilled in 2012. Our intention is to bring the project into production in 2017 with initial estimated gold production of approximately 200,000 to 300,000 ounces per year.

Selected Financial and Operating Results

	Three Months Ended March 31,
	2012	2011
Sales	$2,683	$2,465
Income from continuing operations	$674	$670
Net income	$603	$670
Net income attributable to Newmont stockholders	$490	$514

Per common share, basic:
Income from continuing operations attributable to Newmont stockholders	$1.13	$1.04
Net income attributable to Newmont stockholders	$0.99	$1.04

Adjusted net income (1)	$578	$513
Adjusted net income per share (1)	$1.17	$1.04

Consolidated gold ounces (thousands)
Produced	1,479	1,512
Sold	1,455	1,478

Consolidated copper pounds (millions)
Produced	57	98
Sold	58	105

Average price realized, net:
Gold (per ounce)	$1,684	$1,382
Copper (per pound)	$4.01	$4.00

Consolidated costs applicable to sales:(2)
Gold (per ounce)	$620	$557
Copper (per pound)	$1.98	$1.11

Attributable costs applicable to sales:(1)
Gold (per ounce)	$637	$562
Copper (per pound)	$1.97	$1.23

Operating margin(1)
Gold (per ounce)	$1,064	$825
Copper (per pound)	$2.03	$2.89

(1)	See “Non-GAAP Financial Measures” on page 53.
(2)	Excludes Amortization and Reclamation and remediation.

Consolidated Financial Results

Net income attributable to Newmont stockholders for the first quarter of 2012 was $490, or $0.99 per share, compared to $514, or $1.04 per share, for the first quarter of 2011. Results for the first quarter of 2012 compared to the first quarter of 2011 were impacted by lower copper and gold production from Batu Hijau and a $71 loss from discontinued operations, largely offset by a higher realized gold price and higher gold production from Yanacocha.

Gold Sales increased 20% in the first quarter of 2012 compared to the first quarter of 2011 due to higher realized prices. The following analysis summarizes the changes in consolidated gold sales:

	Three Months Ended March 31,
	2012	2011
Consolidated gold sales:
Gross before provisional pricing	$2,459	$2,050
Provisional pricing mark-to-market	6	8

Gross after provisional pricing	2,465	2,058
Treatment and refining charges	(15)	(15)

Net	$2,450	$2,043

Consolidated gold ounces sold (thousands):	1,455	1,478
Average realized gold price (per ounce):
Gross before provisional pricing	$1,690	$1,387
Provisional pricing mark-to-market	4	5

Gross after provisional pricing	1,694	1,392
Treatment and refining charges	(10)	(10)

Net	$1,684	$1,382

The change in consolidated gold sales is due to:

Three Months Ended
March 31,
2012 vs. 2011
Change in consolidated ounces sold	$(32)
Change in average realized gold price	439

$407

Copper Sales decreased 45% in the first quarter of 2012 compared to the first quarter of 2011 due to decreased sales volume. The following analysis summarizes the changes in consolidated copper sales:

	Three Months Ended March 31,
	2012	2011
Consolidated copper sales:
Gross before provisional pricing	$219	$461
Provisional pricing mark-to-market	31	(12)

Gross after provisional pricing	250	449
Treatment and refining charges	(17)	(27)

Net	$233	$422

Consolidated copper pounds sold (millions):	58	105
Average realized copper price (per pound):
Gross before provisional pricing	$3.77	$4.37
Provisional pricing mark-to-market	0.53	(0.12)

Gross after provisional pricing	4.30	4.25
Treatment and refining charges	(0.29)	(0.25)

Net	$4.01	$4.00

The change in consolidated copper sales is due to:

Three Months Ended
March 31,
2012 vs. 2011
Change in consolidated pounds sold	$(200)
Change in average realized copper price	1
Change in treatment and refining charges	10

$(189)

The following is a summary of consolidated gold and copper sales, net:

	Three Months Ended March 31,
	2012	2011
Gold
North America:
Nevada	$723	$582
La Herradura	93	65

	816	647

South America:
Yanacocha	594	362

Asia Pacific:
Boddington	298	232
Batu Hijau	34	140
Other Australia/New Zealand	427	415

	759	787

Africa:
Ahafo	281	247

	2,450	2,043

Copper
Asia Pacific:
Batu Hijau	172	369
Boddington	61	53

	233	422

	$2,683	$2,465

Costs applicable to sales for gold increased in the first quarter of 2012 compared to the first quarter of 2011 due to higher labor, energy and royalty costs, a higher allocation of costs to gold, lower by-product credits and a stronger Australian dollar. Costs applicable to sales for copper was also impacted in the first quarter of 2012 compared to the first quarter of 2011 by higher labor, energy and royalty costs, a stronger Australian dollar and lower by-product credits, offset by a lower allocation of costs to copper. For a complete discussion regarding variations in operations, see Results of Consolidated Operations below.

Amortization decreased in the first quarter of 2012 compared to the first quarter of 2011 due to increases in inventory and stockpiles at Nevada and Batu Hijau. We expect Amortization expense to be approximately $1,050 to $1,080 in 2012.

The following is a summary of Costs applicable to sales and Amortization by operation:

	Costs Applicable to Sales		Amortization
	Three Months Ended March 31,		Three Months Ended March 31,
	2012	2011	2012	2011
Gold
North America:
Nevada	$267	$272	$53	$72
La Herradura	32	18	5	4

	299	290	58	76

South America:
Yanacocha	161	153	50	53
Asia Pacific:
Boddington	137	100	32	28
Batu Hijau	19	34	3	7
Other Australia/New Zealand	190	166	36	35

	346	300	71	70

Africa:
Ahafo	96	80	24	22

	902	823	203	221

Copper
Asia Pacific:
Batu Hijau	85	89	16	20
Boddington	30	28	6	7

	115	117	22	27

Other
Hope Bay	—	—	—	3
Asia Pacific	—	—	1	1
Corporate and other	—	—	5	4

	—	—	6	8

	$1,017	$940	$231	$256

Exploration expense increased $26 in the first quarter of 2012 compared to the first quarter of 2011 due to additional near mine expenditures in all regions to support our growth plans. We continue to expect 2012 Exploration expense to be approximately $400 to $430.

Advanced projects, research and development in the first quarter of 2012 and 2011 is summarized as follows:

	Three Months Ended March 31,
	2012	2011
North America
Nevada	$6	$3
Hope Bay	—	38
South America
Yanacocha	6	4
Conga	26	1
Other South America	15	—
Asia Pacific
Boddington	2	—
Batu Hijau	6	—
Other Australia/New Zealand	2	3
Africa
Ahafo	4	1
Akyem	2	—
Other Africa	1	—
Corporate and Other
Technical and project services	27	17
Corporate	5	1

	$102	$68

We expect Advanced projects, research and development expenses to be approximately $475 to $525 in 2012, with a primary focus on Merian in Other South America, Midas and Long Canyon in Nevada, Chaquicocha underground in Yanacocha, Elang in Asia Pacific and Ahafo mill expansion in Africa.

General and administrative expenses increased in the first quarter of 2012 compared to the first quarter of 2011 due to increased salaries and benefits. We expect 2012 General and administrative expenses to be approximately $210 to $230.

Other expense, net was $120 and $73 for the three months ended March 31, 2012 and 2011, respectively. The increase is due to Hope Bay care and maintenance of $50 and higher community development expense of $14, partially offset by non-recurring expense of $21 in 2011 to settle value added tax in Indonesia.

Other income, net was $33 and $31 for the three months ended March 31, 2012 and 2011, respectively. The increase is primarily related to the reversal of an allowance for loan receivable of $21, higher gain on asset sales of $7, refinery income of $5 and higher Canadian Oil Sands’ dividends of $3, partially offset by impairment losses on marketable securities of $24, lower income from developing projects of $10 and higher foreign currency exchange losses of $4 in 2012.

Interest expense, net decreased by $13 in the first quarter of 2012 compared to the first quarter of 2011 due to the repayment of the 2012 Convertible Senior Notes and higher capitalized interest of $17 due to spending on our internal growth opportunities. We expect 2012 Interest expense, net to be approximately $240 to $260.

Income and mining tax expense during the first quarter of 2012 was $343 resulting in an effective tax rate of 33%. Income and mining tax expense during the first quarter of 2011 was $305 for an effective tax rate of 31%. The increase of 2% in the effective tax rate from 2011 to 2012 was the result of valuation allowances recorded on our Canadian deferred tax assets generated in the quarter. The effective tax rates in the first quarter of 2012 and 2011 are different from the United States statutory rate of 35% primarily due to the above mentioned valuation allowance recorded in 2012 and U.S. percentage depletion. For a complete discussion of the factors that influence our effective tax rate, see Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations in Newmont’s Annual Report on Form 10-K for the year ended December 31, 2011 filed February 24, 2012. We expect the 2012 full year tax rate to be approximately 28% to 32%, assuming an average gold price of $1,500 per ounce for the remainder of the year.

Net income attributable to noncontrolling interests decreased to $113 in the first quarter of 2012 compared to $156 in the first quarter of 2011 as a result of decreased earnings at Batu Hijau, partially offset by increased earnings at Yanacocha.

Loss from discontinued operations includes an additional charge for the Holt property royalty. During the first quarter of 2012, the Company recorded an additional $71 charge, net of tax benefits of $4, to reflect an increase in future expected production at the Holt property due to new reserve and resource estimates published by St. Andrew Goldfields Ltd. and an increase in the current spot gold price. Due to the nature of the sliding scale royalty calculation, changes in expected production and the gold price may have a significant impact on the fair value of the liability.

Results of Consolidated Operations

	Gold or Copper Produced		Costs Applicable to Sales(1)		Amortization
	2012	2011	2012	2011	2012	2011
	(ounces in thousands)		($ per ounce)		($ per ounce)
Three Months Ended March 31,
Gold
North America	489	482	$613	$617	$118	$162
South America	366	289	458	583	143	204
Asia Pacific	449	555	774	527	158	123
Africa	175	186	568	451	143	123

Total/Weighted-Average	1,479	1,512	$620	$557	$139	$150

Attributable to Newmont(2)(3)	1,307	1,338	$637	$562

Net Attributable to Newmont(3)			$580	$438

	(pounds in millions)		($ per pound)		($ per pound)
Copper
Asia Pacific	57	98	$1.98	$1.11	$0.38	$0.25

Attributable to Newmont(3)	35	54	$1.97	$1.23

(1)	Excludes Amortization and Reclamation and remediation.
(2)	Includes 13 and 12 attributable ounces from our interest in La Zanja in 2012 and 2011, respectively, and 4 attributable ounces in 2012 and 2011 from our interest in Duketon.
(3)	Attributable and Net Attributable Costs applicable to sales are non-GAAP financial measures. See page 53 for a reconciliation.

First quarter 2012 compared to 2011

Consolidated gold ounces produced decreased 2% due to lower production from lower grade stockpiles at Batu Hijau and a scheduled mill shutdown at Waihi in Other Australia/New Zealand, partly offset by higher mill throughput, grade and recovery at Yanacocha. Consolidated copper pounds produced decreased 42% due to processing lower grade stockpiles at Batu Hijau.

Costs applicable to sales per consolidated gold ounce sold increased 11% due to lower production from Batu Hijau, Other Australia/New Zealand and Africa, partly offset by higher production at Yanacocha. Costs applicable to sales per consolidated copper pound sold increased 78% due to lower production at Batu Hijau.

Amortization per consolidated gold ounce sold decreased 7% due to an inventory build-up at Nevada and Yanacocha compared to an in-process drawdown at Nevada in 2011. Amortization per consolidated copper pound sold increased 52% due to lower production at Batu Hijau.

We continue to expect 2012 gold production of approximately 5.0 to 5.2 million ounces attributable to Newmont at consolidated Costs applicable to sales per ounce of approximately $625 to $675 and 2012 copper production of approximately 150 to 170 million pounds attributable to Newmont at consolidated Costs applicable to sales per pound of approximately $1.80 to $2.20.

North America Operations

	Gold Ounces Produced		Costs Applicable to Sales(1)		Amortization
	2012	2011	2012	2011	2012	2011
	(in thousands)		($ per ounce)		($ per ounce)
Three Months Ended March 31,
Nevada	435	433	$617	$643	$121	$170
La Herradura(2)	54	49	581	390	96	92

Total/Weighted-Average	489	482	$613	$617	$118	$162

Attributable to Newmont	489	482

(1)	Excludes Amortization and Reclamation and remediation.
(2)	Our proportionate 44% share.

First quarter 2012 compared to 2011

Nevada, USA. Gold production was consistent with the prior year quarter due to higher surface ore grade mined as Gold Quarry was back into production offset by lower underground ore grade mined at Leeville and Midas. Costs applicable to sales per ounce decreased 4% as higher underground mining and milling costs were more than offset by an inventory build in 2012 compared to a drawdown of inventory in 2011. Amortization per ounce decreased 29% due to the inventory changes.

La Herradura, Mexico. Gold ounces produced increased 10% due to higher leach placement at Soledad-Dipolos and first production from Noche Buena. Costs applicable to sales per ounce increased 49% due to higher employee profit sharing costs and Noche Buena commencing production.

We continue to expect gold production in North America of approximately 1.9 to 2.0 million ounces at Costs applicable to sales per ounce of approximately $570 to $630 in 2012.

South America Operations

	Gold Ounces Produced		Costs Applicable to Sales(1)		Amortization
	2012	2011	2012	2011	2012	2011
	(in thousands)		($ per ounce)		($ per ounce)
Three Months Ended March 31,
Yanacocha	366	289	$458	$583	$143	$204

Attributable to Newmont:

Yanacocha (51.35%)	188	148

La Zanja (46.94%)	13	12

	201	160

(1)	Excludes Amortization and Reclamation and remediation.

First quarter 2012 compared to 2011

Yanacocha, Peru. Gold ounces produced increased 27% due to higher mill throughput, recovery and grade at El Tapado and Chaquicocha, partly offset by lower leach production from La Quinua, Carachugo and Yanacocha. Costs applicable to sales per ounce decreased 21% due to higher production, partially offset by higher labor, diesel and workers’ participation costs and lower silver by-product credits. Amortization per ounce decreased 30% due to higher production and increases to leach pad inventory.

We continue to expect attributable gold production in South America of approximately 700,000 to 750,000 ounces at consolidated Costs applicable to sales per ounce of approximately $480 to $530 in 2012.

Asia Pacific Operations

	Gold or Copper Produced		Costs Applicable to Sales(1)		Amortization
	2012	2011	2012	2011	2012	2011
	(ounces in thousands)		($ per ounce)		($ per ounce)
Three Months Ended March 31,
Gold
Boddington	162	163	$782	$596	$181	$166
Batu Hijau	22	93	913	322	168	71
Other Australia/New Zealand	265	299	757	560	141	117

Total/Weighted-Average	449	555	$774	$527	$158	$123

Attributable to Newmont(2)	442	510

	(pounds in millions)		($ per pound)		($ per pound)
Copper
Boddington	14	13	$1.94	$2.19	$0.41	$0.55
Batu Hijau	43	85	2.00	0.96	0.36	0.21

Total/Weighted-Average	57	98	$1.98	$1.11	$0.38	$0.25

Attributable to Newmont	35	54

(1)	Excludes Amortization and Reclamation and remediation.
(2)	Includes 4 thousand attributable ounces in the first quarter 2012 and 2011, from our interest in Duketon.

First quarter 2012 compared to 2011

Boddington, Australia. Gold ounces and copper pounds produced were consistent with the prior year quarter as 17% higher throughput was offset by 15% lower grade and 2% lower recovery. Costs applicable to sales per ounce increased 31% due to processing lower grade ore, higher milling and mining costs, a higher proportion of costs allocated to gold and a stronger Australian dollar. Costs applicable to sales per pound decreased 11% mainly due to lower costs allocated to copper. Amortization per ounce increased 9% due to additional equipment. Amortization per pound decreased 25% due to lower costs allocated to copper.

Batu Hijau, Indonesia. Copper pounds and gold ounces produced decreased 49% and 76%, respectively, due to lower throughput, grade and recovery as a result of processing lower grade stockpiled material as Phase 6 stripping continues. Costs applicable to sales per pound and per ounce increased 108% and 184%, respectively, due to lower production, higher labor and diesel costs and increased waste stripping costs. Amortization per pound and per ounce increased 71% and 137%, respectively, due to lower production.

Other Australia/New Zealand. Gold ounces produced decreased 11% due to a planned mill shutdown at Waihi, mill maintenance at Kalgoorlie and a build-up of in-process inventory at Jundee and Kalgoorlie, partly offset by higher grade at Tanami. Costs applicable to sales per ounce increased 35% primarily due to lower production, a stronger Australian dollar, lower by-product credits and higher diesel and royalty costs. Amortization per ounce increased 21% due to higher equipment and mine development expenditures.

Variations in the local currency exchange rates in relation to the U.S. dollar at our foreign mining operations increased Asia Pacific Costs applicable to sales per ounce by approximately $28, net of hedging gains, for the current quarter compared to the prior year quarter.

We continue to expect attributable gold production for Asia Pacific of approximately 1.8 to 1.9 million ounces at consolidated Costs applicable to sales per ounce of approximately $800 to $850 in 2012. We expect attributable copper production for Asia Pacific to be approximately 150 to 170 million pounds at consolidated Costs applicable to sales per pound of approximately $1.80 to $2.20 in 2012.

Africa Operations

	Gold Ounces Produced		Costs Applicable to Sales(1)		Amortization
	2012	2011	2012	2011	2012	2011
	(in thousands)		($ per ounce)		($ per ounce)
Three Months Ended March 31,
Ahafo	175	186	$568	$451	$143	$123

Attributable to Newmont	175	186

(1)	Excludes Amortization and Reclamation and remediation.

First quarter 2012 compared to 2011

Ahafo, Ghana. Gold ounces produced decreased 6% due to lower mill throughput and grade, partly offset by higher recovery and a reduction of in-process inventory. Costs applicable to sales per ounce increased 26% due to lower production and higher labor, diesel and royalty costs. Amortization per ounce increased 16% due to mine development expenditures and lower production.

We continue to expect gold production in Africa of approximately 570,000 to 600,000 ounces at Costs applicable to sales per ounce of approximately $500 to $550 in 2012.

Foreign Currency Exchange Rates

Our foreign operations sell their gold and copper production based on U.S. dollar metal prices. Approximately 43% and 39% of our Costs applicable to sales were paid in local currencies during the first quarter of 2012 and 2011, respectively. Variations in the local currency exchange rates in relation to the U.S. dollar at our foreign mining operations increased consolidated Costs applicable to sales per ounce by approximately $7, net of hedging gains and losses, during the first quarter of 2012 as compared to the first quarter of 2011.

Liquidity and Capital Resources

Cash Provided from Operating Activities

Net cash provided from continuing operations was $613 in the first quarter of 2012, a decrease of $376 from the first quarter of 2011 primarily due to lower cash flow from Batu Hijau. Working capital increased by $377 in the first quarter of 2012 compared to the first quarter of 2011 due to increases in inventory and stockpiles in 2012 and a decrease in accounts receivable in 2011 related to the collection of Batu Hijau fourth quarter 2010 copper and gold concentrate sales, partially offset by increased revenue from higher realized gold prices as discussed above in Consolidated Financial Results.

Investing Activities

Net cash used in investing activities increased to $855 during the first quarter of 2012 compared to $418 during the same period of 2011, due largely to increased capital spending at Conga, Akyem, Nevada and Yanacocha and increased investments in marketable securities. Additions to property, plant and mine development were as follows:

	Three Months Ended March 31,
	2012	2011
North America:
Nevada	$157	$95
Hope Bay	—	19
La Herradura	21	16

	178	130

South America:
Yanacocha	93	41
Conga	147	64

	240	105

Asia Pacific:
Boddington	23	49
Batu Hijau	33	40
Other Australia/New Zealand	70	62
Other Asia Pacific	3	2

	129	153

Africa:
Ahafo	50	15
Akyem	85	28

	135	43

Corporate and Other	38	14

Accrual basis	720	445
Decrease (increase) in accrued capital expenditures	(24)	(43)

Cash basis	$696	$402

Capital expenditures in North America during the first quarter of 2012 were primarily related to development of the Emigrant leach project, surface mine development, Noche Buena leach project in Mexico and other equipment purchases and infrastructure improvements in Nevada. Capital expenditures in South America were primarily related to Conga project development and Yanacocha leach pad development, surface mine development and equipment purchases. The majority of capital expenditures in Asia Pacific were for surface and underground development, mining equipment and infrastructure improvements. Capital expenditures in Africa were primarily related to Akyem development and the Subika expansion project at Ahafo. We continue to expect 2012 consolidated capital expenditures to be approximately $4,000 to $4,300 ($3,000 to $3,300 attributable to Newmont). This assumes the development of the Conga project in Peru proceeds as anticipated in connection with our original 2012 outlook provided to the market in January 2012. We will reevaluate future capital expenditures after the development schedule of Conga is more clearly defined.

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

Purchases of marketable securities. During the first quarter of 2012 we purchased corporate marketable debt securities of $143 (short-term $55 and long-term $88). During the first quarter of 2011, we purchased marketable equity securities of $12.

Acquisitions, net. During the first quarter of 2012 and 2011, we paid $11 and $7, respectively, of contingent payments in accordance with the 2009 Boddington acquisition agreement.

Proceeds from sale of other assets. During the first quarter of 2012, we received $12 from the sale of land and other assets. During the first quarter of 2011 we received $6 primarily from the sale of investments.

Financing Activities

Net cash provided from (used in) financing activities was $1,094 and $(117) during the first quarter of 2012 and 2011, respectively.

Proceeds from and repayment of debt. During the first quarter of 2012, we received net proceeds from debt of $3,346, including $1,246 under our revolving credit facility, $1,479 from the issuance of senior notes due in 2022 and $983 from the issuance of senior notes due in 2042. Proceeds from the issuance of debt were partially offset by the settlement of forward starting interest rate swaps of $362, repayment of $1,285 under our revolving credit facility, $517 for repayment of the 2012 Convertible Senior Notes and $105 related to exercising the early purchase option related to the sale-leaseback of the refractory ore treatment plant in Nevada (classified as a capital lease). At March 31, 2012, $403 of the $2,500 revolving credit facility was used to secure the issuance of letters of credit, primarily supporting reclamation obligations (see “Off-Balance Sheet Arrangements” below). During the first quarter of 2011, we repaid $31 of debt, including scheduled debt repayments of $30 related to the sale-leaseback of the refractory ore treatment plant (classified as a capital lease).

Scheduled minimum debt repayments are $69 for the remainder of 2012, $10 in 2013, $527 in 2014, $10 in 2015, $10 in 2016 and $5,524 thereafter. We expect to be able to fund debt maturities and capital expenditures from Net cash provided by operating activities, short-term investments, existing cash balances and available credit facilities.

At March 31, 2012 and 2011, we were in compliance with all required debt covenants and other restrictions related to debt agreements.

Payment of conversion premium on debt. In February 2012, we elected to pay a conversion premium of $172 upon repayment of the 2012 Convertible Senior Notes in lieu of issuing common shares.

Dividends paid to common stockholders. We declared regular quarterly dividends totaling $0.35 and $0.15 per common share for the three months ended March 31, 2012 and 2011, respectively. Additionally, Newmont Mining Corporation of Canada Limited, a subsidiary of the Company, declared regular quarterly dividends on its exchangeable shares totaling C$0.35 per share through March 31, 2012 and C$0.1489 through March 31, 2011. We paid dividends of $173 and $74 to common stockholders in the first quarter of 2012 and 2011, respectively.

Dividends paid to noncontrolling interests. During the first quarter of 2011, we paid $15 for Indonesian withholding taxes related to dividends paid to noncontrolling interests in December 2010.

Proceeds from stock issuance. We received proceeds of $2 and $3 during the first quarter of 2012 and 2011, respectively, from the issuance of common stock.

Discontinued Operations

Net operating cash used in discontinued operations of $4 in the first quarter of 2012 relates to payments on the Holt property royalty.

Off-Balance Sheet Arrangements

We have the following off-balance sheet arrangements: operating leases (as discussed in Note 29 to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2011, filed on February 24, 2012) and $1,482 of outstanding letters of credit, surety bonds and bank guarantees (see Note 25 to the Condensed Consolidated Financial Statements).

We also have sales agreements to sell copper and gold concentrates at market prices as follows (in thousands of tons):

	2012	2013	2014	2015	2016	Thereafter
Batu Hijau	328	344	518	—	—	—
Boddington	176	226	193	154	154	253
Nevada	75	—	—	—	—	—

	579	570	711	154	154	253

Environmental

Our mining and exploration activities are subject to various federal and state laws and regulations governing the protection of the environment. We have made, and expect to make in the future, expenditures to comply with such laws and regulations, but cannot predict the full amount of such future expenditures. At March 31, 2012 and December 31, 2011, $1,136 and $1,070, respectively, were accrued for reclamation costs relating to currently or recently producing mineral properties.

In addition, we are involved in several matters concerning environmental obligations associated with former mining activities. Based upon our best estimate of our liability for these matters, $197 and $170 were accrued for such obligations at March 31, 2012 and December 31, 2011, respectively. We spent $22 and $2 during the first quarter of 2012 and 2011, respectively, for environmental obligations related to the former, primarily historic, mining activities and have classified $23 as a current liability at March 31, 2012.

During the first quarter of 2012 and 2011, capital expenditures were approximately $41 and $21, respectively, to comply with environmental regulations. Ongoing costs to comply with environmental regulations have not been a significant component of operating costs.

For more information on the Company’s reclamation and remediation liabilities, see Notes 4 and 25 to the Condensed Consolidated Financial Statements.

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

	Three Months Ended March 31,
	2012	2011
Net income attributable to Newmont stockholders	$490	$514
Discontinued operations (income) loss	71	—
Impairment of assets	24	1
Net gain on asset sales	(7)	(2)

Adjusted net income	$578	$513

Adjusted net income per share, basic	$1.17	$1.04
Adjusted net income per share, diluted	$1.15	$1.02

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

The following tables reconcile these non-GAAP measures to the most directly comparable GAAP measures.

Costs applicable to sales per ounce/pound

	Gold		Copper
	Three Months Ended March 31,		Three Months Ended March 31,
	2012	2011	2012	2011
Costs applicable to sales:
Consolidated per financial statements	$902	$823	$115	$117
Noncontrolling interests(1)	(91)	(94)	(44)	(46)

Attributable to Newmont	$811	$729	$71	$71

Gold/Copper sold (thousand ounces/million pounds):
Consolidated	1,455	1,478	58	105
Noncontrolling interests(1)	(181)	(182)	(22)	(48)

Attributable to Newmont	1,274	1,296	36	57

Costs applicable to sales per ounce/pound:
Consolidated	$620	$557	$1.98	$1.11
Attributable to Newmont	$637	$562	$1.97	$1.23

Net attributable costs applicable to sales per ounce

	Three Months Ended March 31,
	2012	2011
Attributable costs applicable to sales:
Gold	$811	$729
Copper	71	71

	882	800

Copper revenue:
Consolidated	(233)	(422)
Noncontrolling interests(1)	89	190

	(144)	(232)

Net attributable costs applicable to sales	$738	$568

Attributable gold ounces sold (thousands)	1,274	1,296

Net attributable costs applicable to sales per ounce	$580	$438

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

	Gold		Copper
	Three Months Ended March 31,		Three Months Ended March 31,
	2012	2011	2012	2011
Average realized price per ounce/pound	$1,684	$1,382	$4.01	$4.00
Costs applicable to sales per ounce/pound	(620)	(557)	(1.98)	(1.11)

Operating margin per ounce/pound	$1,064	$825	$2.03	$2.89

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

Where we express an expectation or belief as to future events or results, such expectation or belief is expressed in good faith and believed to have a reasonable basis. However, our forward-looking statements are subject to risks, uncertainties, and other factors, which could cause actual results to differ materially from future results expressed, projected, or implied by those forward-looking statements. Important factors that could cause actual results to differ materially from such forward-looking statements (“cautionary statements”) are disclosed under “Risk Factors” in the Newmont Annual Report on Form 10-K for the year ended December 31, 2011, as well as in other filings with the Securities and Exchange Commission. Many of these factors are beyond Newmont’s ability to control or predict. Given these uncertainties, readers are cautioned not to place undue reliance on our forward-looking statements.

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

Foreign Currency Exchange Risk

We had the following foreign currency derivative contracts outstanding at March 31, 2012:

	Expected Maturity Date
	2012	2013	2014	2015	2016	2017	Total Average
A$ Operating Fixed Forward Contracts:
A$ notional (millions)	935	987	701	407	202	11	3,243
Average rate ($/A$)	0.92	0.92	0.90	0.88	0.89	0.89	0.91
Expected hedge ratio	77%	64%	46%	29%	14%	4%
A$ Capital Fixed Forward Contracts:
A$ notional (millions)	42	51	22	—	—	—	115
Average rate ($/A$)	1.00	0.98	0.96	—	—	—	0.98
Expected hedge ratio	41%	24%	48%	—	—	—
NZ$ Operating Fixed Forward Contracts:
NZ$ notional (millions)	48	29	2	—	—	—	79
Average rate ($/NZ$)	0.76	0.78	0.77	—	—	—	0.77
Expected hedge ratio	48%	23%	5%	—	—	—

The fair value of the A$ foreign currency operating derivative contracts was a net asset position of $226 and $223 at March 31, 2012 and December 31, 2011, respectively. The fair value of the NZ$ foreign currency derivative contracts was a net asset position of $3 and $1 at March 31, 2012 and December 31, 2011, respectively. The fair value of the A$ capital foreign currency contracts was a net asset position and net liability position of $2 and $1 at March 31, 2012 and December 31, 2011, respectively.

Diesel Price Risk

We had the following diesel derivative contracts outstanding at March 31, 2012:

	Expected Maturity Date
	2012	2013	2014	2015	Total Average
Diesel Fixed Forward Contracts:
Diesel gallons (millions)	20	14	6	1	41
Average rate ($/gallon)	2.89	2.94	2.91	3	2.90
Expected hedge ratio	60%	32%	14%	5%

The fair value of the diesel derivative contracts was a net asset of $11 and $1 at March 31, 2012 and December 31, 2011, respectively.

Forward Starting Swap Contracts

During 2011, we entered into forward starting interest rate swap contracts with a total notional value of $2,000. These contracts hedged movements in treasury rates related to a debt issuance that occurred in the first quarter of 2012. On March 8, 2012, we closed its sale of $2,500 senior notes consisting of 3.5% senior notes due 2022 in the principal amount of $1,500 (10-year notes), and 4.875% senior notes due 2042 in the principal amount of $1,000 (30-year notes). As a result of the debt issued, the forward-starting interest rate swaps were settled. The total settlement amount of these swaps was $362, of which $349 represents the effective portion of the hedging instrument included in Accumulated other comprehensive income. The net proceeds from the debt issuance were adjusted by the settlement amount of the swap contracts and included as a financing activity in the Condensed Consolidated Statements of Cash Flow.

Fair Value Hedges

Interest Rate Risk

During the first quarter of 2011, we had $222 fixed to floating swap contracts designated as a hedge against our 8 5/8% debentures due May 2011.

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

LME copper prices averaged $3.77 per pound during the first quarter of 2012, compared with our recorded average provisional price of $3.75 per pound before mark-to-market gains and treatment and refining charges. During the first quarter of 2012, changes in copper prices resulted in a provisional pricing mark-to-market gain of $31 ($0.53 per pound). At March 31, 2012, we had copper sales of 58 million pounds priced at an average of $3.83 per pound, subject to final pricing over the next several months. Each $0.10 change in the price for provisionally priced sales would have an approximate $2 effect on our Net income attributable to Newmont stockholders.

The average London P.M. fix for gold was $1,691 per ounce during the first quarter of 2012, consistent with our recorded average provisional price before mark-to-market gains and treatment and refining charges. During the first quarter of 2012, changes in gold prices resulted in a provisional pricing mark-to-market gain of $6 ($4 per ounce). At March 31, 2012, we had gold sales of 95,000 ounces priced at an average of $1,663 per ounce, subject to final pricing over the next several months. Each $25 change in the price for provisionally priced gold sales would have an approximate $1 effect on our Net income attributable to Newmont stockholders.

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

There were no material changes to the risk factors disclosed in Item 1A of Part 1 in our Annual Report on Form 10-K for the year ended December 31, 2011, as filed with the SEC on February 24, 2012.

ITEM 2.	ISSUER PURCHASES OF EQUITY SECURITIES.

Period	(a) Total Number of Shares Purchased		(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	( d) Maximum Number (or Approximate Dollar Value) of Shares that may yet be Purchased under the Plans or Programs
January 1, 2012 through January 31, 2012	—		—	—	N/A
February 1, 2012 through February 29, 2012	582	(1)	63.57	—	N/A
March 1, 2012 through March 31, 2012	—		—	—	N/A

(1)	Represents shares delivered to the Company from restricted stock units held by a Company employee upon vesting for purpose of covering the recipient’s tax withholding obligations.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES

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

Newmont is required to report certain mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K, and that required information is included in Exhibit 95 and is incorporated by reference into this Quarterly Report.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

(a)	The exhibits to this report are listed in the Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEWMONT MINING CORPORATION (Registrant)

Date: April 26, 2012	/s/ RUSSELL BALL
Russell Ball Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: April 26, 2012	/s/ DAVID OTTEWELL
David Ottewell Vice President and Controller (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number		Description

10.1	—	2012 Form of Award Agreement used for Executive Officers to grant restricted stock units, pursuant to Registrant’s 2005 Stock Incentive Plan, filed herewith.

10.2	—	2012 Form of Award Agreement used for Executive Officers to grant restricted stock units, pursuant to Registrant’s 2005 Stock Incentive Plan, filed herewith.

12.1	—	Computation of Ratio of Earnings to Fixed Charges, filed herewith.

31.1	—	Certification Pursuant to Rule 13A-14 or 15-D-14 of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 signed by the Principal Executive Officer, filed herewith.

31.2	—	Certification Pursuant to Rule 13A-14 or 15-D-14 of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 signed by the Chief Financial Officer, filed herewith.

32.1	—	Statement Required by 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed by the Principal Executive Officer, filed herewith. (1)

32.2	—	Statement Required by 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed by the Chief Financial Officer, filed herewith. (1)

95	—	Information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act, filed herewith.

101	—

101.INS          XBRL Instance

101.SCH         XBRL Taxonomy Extension Schema

101.CAL         XBRL Taxonomy Extension Calculation

101.LAB         XBRL Taxonomy Extension Labels

101.PRE          XBRL Taxonomy Extension Presentation

101.DEF          XBRL Taxonomy Extension Definition

(1)	This document is being furnished in accordance with SEC Release Nos. 33-8212 and 34-47551.