Form 10-Q
period 2012-06-30
NEWMONT MINING CORP /DE/
filed 2012-07-26
CIK 1164727

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2012

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b2 of the Exchange Act).    ☐  Yes    ☒  No

There were 491,247,996 shares of common stock outstanding on July 18, 2012 (and 4,914,758 exchangeable shares).

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

NEWMONT MINING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(unaudited, in millions except per share)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Sales (Note 3)	$2,229	$2,384	$4,912	$4,849

Costs and expenses
Costs applicable to sales (1) (Note 3)	1,002	917	2,019	1,857
Amortization	248	250	479	506
Reclamation and remediation (Note 4)	16	43	32	57
Exploration	106	89	194	151
Advanced projects, research and development	82	86	184	154
General and administrative	57	50	111	95
Other expense, net (Note 5)	126	87	246	160

	1,637	1,522	3,265	2,980

Other income (expense)
Other income, net (Note 6)	36	48	69	79
Interest expense, net	(71)	(63)	(123)	(128)

	(35)	(15)	(54)	(49)

Income before income and mining tax and other items	557	847	1,593	1,820
Income and mining tax expense (Note 9)	(175)	(187)	(518)	(492)
Equity income (loss) of affiliates	(11)	—	(30)	2

Income from continuing operations	371	660	1,045	1,330
Loss from discontinued operations (Note 10)	—	(136)	(71)	(136)

Net income	371	524	974	1,194
Net income attributable to noncontrolling interests (Note 11)	(92)	(137)	(205)	(293)

Net income attributable to Newmont stockholders	$279	$387	$769	$901

Net income attributable to Newmont stockholders:
Continuing operations	$279	$523	$840	$1,037
Discontinued operations	—	(136)	(71)	(136)

	$279	$387	$769	$901

Income per common share (Note 12)
Basic:
Continuing operations	$0.56	$1.06	$1.69	$2.10
Discontinued operations	—	(0.28)	(0.14)	(0.28)

	$0.56	$0.78	$1.55	$1.82

Diluted:
Continuing operations	$0.56	$1.04	$1.67	$2.07
Discontinued operations	—	(0.27)	(0.14)	(0.27)

	$0.56	$0.77	$1.53	$1.80

Cash dividends declared per common share	$0.35	$0.20	$0.70	$0.35

(1)	Excludes Amortization and Reclamation and remediation.

The accompanying notes are an integral part of the condensed consolidated financial statements.

NEWMONT MINING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited, in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net income	$371	$524	$974	$1,194
Other comprehensive income (loss):
Unrealized loss on marketable securities, net of $18, $108, $(5) and $80 tax benefit and (expense), respectively	(273)	(243)	(313)	(75)
Foreign currency translation adjustments	(10)	38	—	127
Change in pension and other post-retirement benefits, net of $2, $2, $4 and $3 tax expense, respectively	4	4	8	8
Change in fair value of cash flow hedge instruments, net of $8, $163, $(18) and $152 tax benefit and (expense), respectively
Net change from periodic revaluations	4	162	73	217
Net amount reclassified to income	(24)	(39)	(59)	(72)

Net unrecognized gain (loss) on derivatives	(20)	123	14	145

Other comprehensive income (loss)	(299)	(78)	(291)	205

Comprehensive income	$72	$446	$683	$1,399

Comprehensive income attributable to:
Newmont stockholders	$(18)	$308	$478	$1,103
Noncontrolling interests	90	138	205	296

	$72	$446	$683	$1,399

The accompanying notes are an integral part of the condensed consolidated financial statements.

NEWMONT MINING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in millions)

	Six Months Ended June 30,
	2012	2011
Operating activities:
Net income	$974	$1,194
Adjustments:
Amortization	479	506
Loss from discontinued operations	71	136
Reclamation and remediation	32	57
Deferred income taxes	12	(38)
Stock based compensation and other non-cash benefits	36	44
Impairment of marketable securities	32	1
Gain on asset sales, net	(10)	(53)
Other operating adjustments and write-downs	106	96
Net change in operating assets and liabilities (Note 23)	(768)	(540)

Net cash provided from continuing operations	964	1,403
Net cash used in discontinued operations	(8)	(2)

Net cash provided from operations	956	1,401

Investing activities:
Additions to property, plant and mine development	(1,578)	(1,020)
Sale of marketable securities	106	55
Purchases of marketable securities	(196)	(15)
Acquisitions, net	(22)	(2,291)
Proceeds from sale of other assets	13	6
Other	(37)	(15)

Net cash used in investing activities	(1,714)	(3,280)

Financing activities:
Proceeds from debt, net	3,343	775
Repayment of debt	(1,941)	(973)
Payment of conversion premium on debt	(172)	—
Dividends paid to common stockholders	(347)	(173)
Dividends paid to noncontrolling interests	(3)	(17)
Proceeds from stock issuance, net	15	8
Other	(1)	—

Net cash provided from (used in) financing activities	894	(380)

Effect of exchange rate changes on cash	1	58

Net change in cash and cash equivalents	137	(2,201)
Cash and cash equivalents at beginning of period	1,760	4,056

Cash and cash equivalents at end of period	$1,897	$1,855

The accompanying notes are an integral part of the condensed consolidated financial statements.

NEWMONT MINING CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited, in millions)

	At June 30, 2012	At December 31, 2011
ASSETS
Cash and cash equivalents	$1,897	$1,760
Trade receivables	290	300
Accounts receivable	359	320
Investments (Note 17)	132	94
Inventories (Note 18)	803	714
Stockpiles and ore on leach pads (Note 19)	798	671
Deferred income tax assets	255	396
Other current assets (Note 20)	738	1,133

Current assets	5,272	5,388
Property, plant and mine development, net	16,936	15,881
Investments (Note 17)	1,185	1,472
Stockpiles and ore on leach pads (Note 19)	2,579	2,271
Deferred income tax assets	1,686	1,605
Other long-term assets (Note 20)	1,002	857

Total assets	$28,660	$27,474

LIABILITIES
Debt (Note 21)	$40	$689
Accounts payable	574	561
Employee-related benefits	293	307
Income and mining taxes	173	250
Other current liabilities (Note 22)	1,287	2,133

Current liabilities	2,367	3,940
Debt (Note 21)	6,088	3,624
Reclamation and remediation liabilities (Note 4)	1,270	1,169
Deferred income tax liabilities	2,056	2,147
Employee-related benefits	487	459
Other long-term liabilities (Note 22)	403	364

Total liabilities	12,671	11,703

Commitments and contingencies (Note 26)
EQUITY
Common stock	786	784
Additional paid-in capital	8,291	8,408
Accumulated other comprehensive income	361	652
Retained earnings	3,474	3,052

Newmont stockholders’ equity	12,912	12,896
Noncontrolling interests	3,077	2,875

Total equity	15,989	15,771

Total liabilities and equity	$28,660	$27,474

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

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Recently Adopted Accounting Pronouncements

Goodwill Impairment

In September 2011, ASC guidance was issued related to goodwill impairment. Under the updated guidance, an entity will have the option to first assess qualitatively whether it is necessary to perform the two-step goodwill impairment test. If the Company believes, as a result of its qualitative assessment, that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, the quantitative impairment test is required. Otherwise, no further testing is required. The update does not change how the Company performs the two-step impairment test under previous guidance. The Company’s January 1, 2012 adoption of the guidance had no impact on the Company’s consolidated financial position, results of operations or cash flows.

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

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

NOTE 3 SEGMENT INFORMATION

	Sales	Costs Applicable to Sales	Amortization	Advanced Projects and Exploration	Pre-Tax Income (Loss)
Three Months Ended June 30, 2012
Nevada	$571	$258	$47	$43	$217
La Herradura	93	33	6	11	46
Other North America	—	—	—	1	(54)

North America	664	291	53	55	209

Yanacocha	614	177	62	18	333
Conga	—	—	—	12	(12)
Other South America	—	—	—	19	(19)

South America	614	177	62	49	302

Boddington:
Gold	264	157	49	NA	NA
Copper	42	38	12	NA	NA

Total	306	195	61	2	37

Batu Hijau:
Gold	18	11	3	NA	NA
Copper	88	70	14	NA	NA

Total	106	81	17	7	(16)

Other Australia/New Zealand	331	182	33	18	101
Other Asia Pacific	—	—	2	4	(9)

Asia Pacific	743	458	113	31	113

Ahafo	208	76	16	11	100
Akyem	—	—	—	5	(5)
Other Africa	—	—	—	3	(2)

Africa	208	76	16	19	93

Corporate and Other	—	—	4	34	(160)

Consolidated	$2,229	$1,002	$248	$188	$557

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

		Costs		Advanced
		Applicable to		Projects and	Pre-Tax
	Sales	Sales	Amortization	Exploration	Income (Loss)
Three Months Ended June 30, 2011
Nevada	$529	$224	$56	$38	$195
La Herradura	81	27	5	3	44
Other North America	—	—	4	53	(8)

North America	610	251	65	94	231

Yanacocha	524	190	66	11	232
Conga	—	—	1	7	(7)
Other South America	—	—	—	7	(9)

South America	524	190	67	25	216

Boddington:
Gold	269	117	31	N/A	N/A
Copper	54	27	7	N/A	N/A

Total	323	144	38	2	140

Batu Hijau:
Gold	92	30	7	N/A	N/A
Copper	242	79	18	N/A	N/A

Total	334	109	25	1	186

Other Australia/New Zealand	375	158	31	10	168
Other Asia Pacific	—	—	—	5	(34)

Asia Pacific	1,032	411	94	18	460

Ahafo	218	65	20	8	119
Akyem	—	—	—	1	(1)
Other Africa	—	—	—	3	(5)

Africa	218	65	20	12	113

Corporate and Other	—	—	4	26	(173)

Consolidated	$2,384	$917	$250	$175	$847

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

	Sales	Costs Applicable to Sales	Amortization	Advanced Projects and Exploration	Pre-Tax Income (Loss)	Total Assets	Capital Expenditures(1)
Six Months Ended June 30, 2012
Nevada	$1,294	$525	$100	$77	$586	$7,280	$370
La Herradura	186	65	11	17	91	353	29
Other North America	—	—	—	1	(106)	199	—

North America	1,480	590	111	95	571	7,832	399

Yanacocha	1,208	338	112	35	682	2,775	243
Conga	—	—	—	39	(39)	1,462	342
Other South America	—	—	—	44	(44)	44	—

South America	1,208	338	112	118	599	4,281	585

Boddington:
Gold	562	294	81	N/A	N/A	N/A	N/A
Copper	103	68	18	N/A	N/A	N/A	N/A

Total	665	362	99	5	180	4,640	52

Batu Hijau:
Gold	52	30	6	N/A	N/A	N/A	N/A
Copper	260	155	30	N/A	N/A	N/A	N/A

Total	312	185	36	14	32	3,651	61

Other Australia/New Zealand	758	372	69	33	280	1,348	137
Other Asia Pacific	—	—	3	10	(4)	606	8

Asia Pacific	1,735	919	207	62	488	10,245	258

Ahafo	489	172	40	22	250	1,328	108
Akyem	—	—	—	9	(10)	750	189
Other Africa	—	—	—	5	(4)	9	—

Africa	489	172	40	36	236	2,087	297

Corporate and Other	—	—	9	67	(301)	4,215	37

Consolidated	$4,912	$2,019	$479	$378	$1,593	$28,660	$1,576

(1)	Includes a decrease in accrued capital expenditures of $2; consolidated capital expenditures on a cash basis were $1,578.

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

	Sales	Costs Applicable to Sales	Amortization	Advanced Projects and Exploration	Pre-Tax Income (Loss)	Total Assets	Capital Expenditures(1)
Six Months Ended June 30, 2011
Nevada	$1,111	$496	$128	$55	$411	$6,797	$228
La Herradura	146	45	9	9	80	260	41
Other North America	—	—	7	97	(58)	2,294	27

North America	1,257	541	144	161	433	9,351	296

Yanacocha	886	343	119	17	381	2,634	127
Conga	—	—	1	10	(11)	562	251
Other South America	—	—	—	14	(15)	37	—

South America	886	343	120	41	355	3,233	378

Boddington:
Gold	501	217	59	N/A	N/A	N/A	N/A
Copper	107	55	14	N/A	N/A	N/A	N/A

Total	608	272	73	3	244	4,419	75

Batu Hijau:
Gold	232	64	14	N/A	N/A	N/A	N/A
Copper	611	168	38	N/A	N/A	N/A	N/A

Total	843	232	52	1	509	3,513	88

Other Australia/New Zealand	790	324	66	22	365	1,124	134
Other Asia Pacific	—	—	1	6	(34)	625	4

Asia Pacific	2,241	828	192	32	1,084	9,681	301

Ahafo	465	145	42	15	255	1,037	37
Akyem	—	—	—	2	(2)	351	67
Other Africa	—	—	—	3	(6)	6	—

Africa	465	145	42	20	247	1,394	104

Corporate and Other	—	—	8	51	(299)	4,979	18

Consolidated	$4,849	$1,857	$506	$305	$1,820	$28,638	$1,097

(1)	Includes an increase in accrued capital expenditures of $77; consolidated capital expenditures on a cash basis were $1,020.

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

NOTE 4 RECLAMATION AND REMEDIATION

At June 30, 2012 and December 31, 2011, $1,145 and $1,070, respectively, were accrued for reclamation obligations relating to mineral properties. In addition, the Company is involved in several matters concerning environmental obligations associated with former, primarily historic, mining activities. Generally, these matters concern developing and implementing remediation plans at the various sites involved. At June 30, 2012 and December 31, 2011, $191 and $170, respectively, were accrued for such obligations. These amounts are also included in Reclamation and remediation liabilities.

The following is a reconciliation of Reclamation and remediation liabilities:

	Six Months Ended June 30,
	2012	2011
Balance at beginning of period	$1,240	$1,048
Additions, changes in estimates and other	105	32
Liabilities settled	(41)	(15)
Accretion expense	32	29

Balance at end of period	$1,336	$1,094

The current portion of Reclamation and remediation liabilities of $66 and $71 at June 30, 2012 and December 31, 2011, respectively, are included in Other current liabilities (see Note 22).

The Company’s reclamation and remediation expenses consisted of:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Reclamation	$—	$28	$—	$28
Accretion - operating	13	13	27	25
Accretion - non-operating	3	2	5	4

	$16	$43	$32	$57

NOTE 5 OTHER EXPENSE, NET

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Hope Bay care and maintenance	$52	$—	$102	$—
Community development	20	23	51	40
Regional administration	29	21	50	37
Acquisiton costs	12	20	12	21
Western Australia power plant	4	5	8	9
Indonesian value added tax settlement	—	—	—	21
Other	9	18	23	32

	$126	$87	$246	$160

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

NOTE 6 OTHER INCOME, NET

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Income (loss) from developing projects, net	$19	$(4)	$33	$20
Reduction of allowance for loan receivable	—	—	21	—
Canadian Oil Sands	11	10	20	16
Gain on asset sales, net	—	—	10	3
Refinery income, net	2	—	7	—
Interest	2	2	7	6
Gain on sale of investments, net	—	50	—	50
Foreign currency exchange, net	12	(18)	(3)	(29)
Impairment of marketable securities	(8)	(1)	(32)	(1)
Other	(2)	9	6	14

	$36	$48	$69	$79

NOTE 7 EMPLOYEE PENSION AND OTHER BENEFIT PLANS

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Pension benefit costs, net
Service cost	$8	$6	$15	$12
Interest cost	11	10	21	20
Expected return on plan assets	(11)	(11)	(22)	(21)
Amortization	8	7	14	12

	$16	$12	$28	$23

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Other benefit costs, net
Service cost	$—	$—	$1	$1
Interest cost	2	1	3	2

	$2	$1	$4	$3

NOTE 8 STOCK BASED COMPENSATION

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Stock options	$3	$7	$7	$10
Restricted stock units	6	11	11	21
Performance leveraged stock units	3	1	6	3
Strategic stock units	1	—	1	—

	$13	$19	$25	$34

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

NOTE 9 INCOME AND MINING TAXES

During the second quarter of 2012, the Company recorded estimated income and mining tax expense of $175 resulting in an effective tax rate of 32%. Estimated income and mining tax expense during the second quarter of 2011 was $187 for an effective tax rate of 22%. During the first half of 2012, estimated income and mining tax expense was $518 resulting in an effective tax rate of 33%. Estimated income and mining tax expense during the first half of 2011 was $492 for an effective tax rate of 27%. The higher effective tax rate in the second quarter and first half of 2012 is a result of the following: (i) valuation allowances recorded on our Canadian deferred tax assets generated in 2012 due to care and maintenance expenditures at Hope Bay, (ii) an increase in mining taxes included in Income and mining tax expense, primarily related to Nevada and Peru, and (iii) a $65 non-recurring tax benefit in the second quarter and first half of 2011, recorded in connection with the conversion of non-U.S. tax-paying entities to entities currently subject to U.S. income tax which resulted in an increase in net deferred tax assets.

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

At June 30, 2012, the Company’s total unrecognized tax benefit was $245 for uncertain income tax positions taken or expected to be taken on income tax returns. Of this, $28 represents the amount of unrecognized tax benefits that, if recognized, would affect the Company’s effective income tax rate.

As a result of the statute of limitations that expire in the next 12 months in various jurisdictions, and possible settlements of audit-related issues with taxing authorities in various jurisdictions with respect to which none of the issues are individually significant, the Company believes that it is reasonably possible that the total amount of its net unrecognized income tax benefits will decrease by approximately $20 to $25 in the next 12 months.

The Company’s income and mining tax expense differed from the amounts computed by applying the United States statutory corporate income tax rate for the following reasons:

	Three Months Ended June 30,				Six Months Ended June 30,
	2012		2011		2012		2011
Income before income and mining tax and other items		$557		$847		$1,593		$1,820

Tax on income at statutory rate	35%	195	35%	296	35%	558	35%	637
Reconciling items:
Tax benefit generated on change in form of a non-U.S. subsidiary		—	(8)%	(65)		—	(4)%	(65)
Percentage depletion	(6)%	(34)	(7)%	(56)	(7)%	(108)	(6)%	(111)
Change in valuation allowance on deferred tax assets	2%	13		—	3%	46		—
Other	1%	1	2%	12	2%	22	2%	31

Income and mining tax expense	32%	$175	22%	$187	33%	$518	27%	$492

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

NOTE 10 DISCONTINUED OPERATIONS

Discontinued operations include Holloway Mining Company, which owned the Holt-McDermott property (“Holt property”) and was sold to St. Andrew Goldfields Ltd. (“St. Andrew”) in 2006. In 2009, the Superior Court issued a decision finding Newmont Canada Corporation (“Newmont Canada”) liable for a sliding scale royalty on production from the Holt property, which was upheld in 2011 by the Ontario Court of Appeal. During the first half of 2012, the Company recorded an additional $71 charge, net of tax benefits of $4, to reflect an increase in future expected production at the Holt property due to new reserve and resource estimates published by St. Andrew and a higher gold price.

Net operating cash used in discontinued operations of $8 in the first half of 2012 relates to payments on the Holt property royalty.

NOTE 11 NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Yanacocha	$97	$72	$195	$126
Batu Hijau	(5)	64	8	166
Other	—	1	2	1

	$92	$137	$205	$293

At June 30, 2012, Newmont had a 48.5% effective economic interest in PT Newmont Nusa Tenggara (“PTNNT”). PTNNT operates the Batu Hijau copper and gold mine in Indonesia. Based on ASC guidance for variable interest entities, Newmont consolidates PTNNT in its Condensed Consolidated Financial Statements.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net income attributable to Newmont stockholders
Continuing operations	$279	$523	$840	$1,037
Discontinued operations	—	(136)	(71)	(136)

	$279	$387	$769	$901

Weighted average common shares:
Basic	496	494	496	494
Effect of employee stock-based awards	1	1	1	1
Effect of convertible notes	1	6	5	6

Diluted	498	501	502	501

Income per common share
Basic:
Continuing operations	$0.56	$1.06	$1.69	$2.10
Discontinued operations	—	(0.28)	(0.14)	(0.28)

	$0.56	$0.78	$1.55	$1.82

Diluted:
Continuing operations	$0.56	$1.04	$1.67	$2.07
Discontinued operations	—	(0.27)	(0.14)	(0.27)

	$0.56	$0.77	$1.53	$1.80

Options to purchase 2 and 3 million shares of common stock at average exercise prices of $58 and $57 were outstanding at June 30, 2012 and 2011, respectively, but were not included in the computation of diluted weighted average common shares because their effect would have been anti-dilutive.

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

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

NOTE 13 CHANGES IN EQUITY

	Six Months Ended June 30,
	2012	2011
Common stock:
At beginning of period	$784	$778
Stock based awards	2	2

At end of period	786	780

Additional paid-in capital:
At beginning of period	8,408	8,279
Stock based awards	55	52
Conversion premium on convertible notes	(172)	—
Shares issued in exchange for exchangeable shares	—	(1)

At end of period	8,291	8,330

Accumulated other comprehensive income:
At beginning of period	652	1,108
Other comprehensive income	(291)	202

At end of period	361	1,310

Retained earnings:
At beginning of period	3,052	3,180
Net income attributable to Newmont stockholders	769	901
Dividends paid	(347)	(173)

At end of period	3,474	3,908

Noncontrolling interests:
At beginning of period	2,875	2,371
Net income attributable to noncontrolling interests	205	293
Dividends paid	(3)	(2)
Other comprehensive income	—	3

At end of period	3,077	2,665

Total equity	$15,989	$16,993

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

NOTE 14 ACQUISITIONS

On April 6, 2011, Newmont completed the acquisition of Fronteer Gold, Inc. (“Fronteer”). Under the Arrangement, shareholders of Fronteer received C$14.00 in cash and one-fourth common share in Pilot Gold, which retained certain exploration assets of Fronteer, for each common share of Fronteer. In connection with the acquisition, Newmont incurred transaction costs of $21, which were recorded in Other Expense, net in the first half of 2011.

On June 25, 2009 the Company completed the acquisition of the remaining 33.33% interest in Boddington from AngloGold Ashanti Australia Limited (“AngloGold”), with a transaction that included maximum contingent consideration of $100, based on an operating margin royalty. Since the completion of the acquisition, the Company has accrued the maximum royalty, of which $12 was accrued in the current quarter.

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

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

	Fair Value at June 30, 2012
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$503	$503	$—	$—
Marketable equity securities:
Extractive industries	1,110	1,110	—	—
Other	10	10	—	—
Marketable debt securities:
Asset backed commercial paper	19	—	—	19
Corporate	98	—	98	—
Auction rate securities	5	—	—	5
Trade receivable from provisional copper and gold concentrate sales, net	179	179	—	—
Derivative instruments, net:
Foreign exchange forward contracts	223	—	223	—

	$2,147	$1,802	$321	$24

Liabilities:
Diesel forward contracts	8	—	8	—
Boddington contingent consideration	44	—	—	44
Holt property royalty	243	—	—	243

	$295	$—	$8	$287

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

The Company’s corporate marketable debt securities are valued using quoted market prices in non-active markets and as such are classified within Level 2 of the fair value hierarchy. The Company’s marketable debt securities include investments in auction rate securities and asset backed commercial paper. The Company reviews the fair value for auction rate securities and asset backed commercial paper on a quarterly basis. The auction rate securities are traded in markets that are not active, trade infrequently and have little price transparency. The Company estimated the fair value of the auction rate securities based on weighted average risk calculations using cash flow assumptions discounted approximately 42%, which reflects an estimated discount for lack of marketability. The Company estimated the fair value of its asset backed commercial paper using a probability of return ranging from 13%-74% for each class of notes, which is reflective of information reviewed regarding the separate classes of securities. As a result of utilizing the unobservable inputs noted above in its fair value estimation of the Company’s auction rate securities and asset backed commercial paper, both fair value estimates are classified within Level 3 of the fair value hierarchy.

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

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

The estimated value of the Boddington contingent royalty was determined using a Monte Carlo valuation model which simulates future gold and copper prices and costs applicable to sales. This contingent royalty is capped at $100, and at June 30, 2012, the Company has accrued the maximum of $100. At June 30, 2012 the Company used the following long-term price assumptions: 1) $1,500 per ounce gold price, 2) $3.50 per pound copper price, 3) $90 per barrel of oil, and 4) a $1.00 A$/US$ exchange rate. The Company used an approximate 4% discount rate in the model. The contingent royalty liability is classified within Level 3 of the fair value hierarchy.

The estimated fair value of the Holt sliding scale royalty was determined using a Monte Carlo valuation model to simulate future gold prices utilizing a long-term gold price assumption of $1,500 per ounce, various gold production scenarios based on publicly available reserve and resource information for the Holt property and an approximate 4% weighted average discount rate. The sliding scale royalty liability is classified within Level 3 of the fair value hierarchy.

The table below sets forth a summary of changes in the fair value of the Company’s Level 3 financial assets and liabilities for the six months ended June 30, 2012:

	Auction Rate Securities	Asset Backed Commercial Paper	Total Assets	Boddington Contingent Royalty	Holt Property Royalty	Total Liabilities
Balance at beginning of period	$5	$19	$24	$54	$176	$230
Settlements	—	—	—	(22)	(8)	(30)
Revaluation	—	—	—	12	75	87

Balance at end of period	$5	$19	$24	$44	$243	$287

At June 30, 2012, assets and liabilities classified within Level 3 of the fair value hierarchy represent 1% and 97%, respectively, of total assets and liabilities measured at fair value.

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

Newmont had the following foreign currency derivative contracts outstanding at June 30, 2012:

	Expected Maturity Date
	2012	2013	2014	2015	2016	2017	Total/ Average
A$ Operating Fixed Forward Contracts:
A$ notional (millions)	641	1,048	762	471	244	28	3,194
Average rate ($/A$)	0.93	0.93	0.90	0.89	0.90	0.88	0.91
Expected hedge ratio	78%	68%	50%	33%	17%	4%
A$ Capital Fixed Forward Contracts:
A$ notional (millions)	27	51	22	—	—	—	100
Average rate ($/A$)	1.00	0.98	0.96	—	—	—	0.98
Expected hedge ratio	37%	28%	40%	—	—	—
NZ$ Operating Fixed Forward Contracts:
NZ$ notional (millions)	41	37	4	—	—	—	82
Average rate ($/NZ$)	0.78	0.78	0.78	—	—	—	0.78
Expected hedge ratio	60%	29%	8%	—	—	—

Diesel Fixed Forward Contracts

Newmont hedges a portion of its operating cost exposure related to diesel consumed at its Nevada operations to reduce the variability in realized diesel prices. The hedging instruments consist of a series of financially settled fixed forward contracts with expiration dates ranging up to three years from the date of issue.

Newmont had the following diesel derivative contracts outstanding at June 30, 2012:

	Expected Maturity Date
	2012	2013	2014	2015	Total/ Average
Diesel Fixed Forward Contracts:
Diesel gallons (millions)	16	22	10	1	49
Average rate ($/gallon)	2.91	2.92	2.88	2.85	2.91
Expected hedge ratio	71%	50%	24%	8%

Forward Starting Swap Contracts

During 2011, Newmont entered into forward starting interest rate swap contracts with a total notional value of $2,000. These contracts hedged movements in treasury rates related to a debt issuance that occurred in the first quarter of 2012. On March 8, 2012, Newmont closed its sale of $2,500 senior notes consisting of 3.5% senior notes due 2022 in the principal amount of $1,500 (10-year notes), and 4.875% senior notes due 2042 in the principal amount of $1,000 (30-year notes). As a result, the forward-starting interest rate swaps were settled for $362, of which $349 represented the effective portion of the hedging instrument included in Accumulated other comprehensive income. The net proceeds from the debt issuance were adjusted by the settlement amount of the swap contracts and included as a financing activity in the Condensed Consolidated Statements of Cash Flow.

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

Fair Value Hedges

Interest Rate Swap Contracts

Newmont had $222 fixed to floating swap contracts designated as a hedge against 8 5/8% debentures which matured in May 2011.

Derivative Instrument Fair Values

Newmont had the following derivative instruments designated as hedges at June 30, 2012 and December 31, 2011:

	Fair Value
	At June 30, 2012
	Other Current Assets	Other Long- Term Assets	Other Current Liabilities	Other Long- Term Liabilities
Foreign currency exchange contracts:
A$ operating fixed forwards	$102	$121	$2	$1
A$ capital fixed forwards	1	1	—	—
NZ$ operating fixed forwards	1	—	—	—
Diesel fixed forwards	1	—	6	3

Total derivative instruments (Note 20 and 22)	$105	$122	$8	$4

	Fair Value
	At December 31, 2011
	Other Current Assets	Other Long- Term Assets	Other Current Liabilities	Other Long- Term Liabilities
Foreign currency exchange contracts:
A$ operating fixed forwards	$121	112	6	4
A$ capital fixed forwards	—	—	—	1
NZ$ operating fixed forwards	2	—	1	—
Diesel fixed forwards	4	—	2	1
Forward starting interest rate swaps	—	—	399	—

Total derivative instruments (Note 20 and 22)	$127	$112	$408	$6

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

	Foreign Currency Exchange Contracts		Diesel Forward Contracts		Forward Starting Swap Contracts
	2012	2011	2012	2011	2012	2011
For the three months ended June 30,
Cash flow hedging relationships:
Gain (loss) recognized in other comprehensive income (effective portion)	$23	$126	$(16)	$(5)	$—	$—

Gain (loss) reclassified from Accumulated other comprehensive income into income (effective portion) (1)	38	49	1	5	(3)	—

For the six months ended June 30,
Cash flow hedging relationships:
Gain (loss) recognized in other comprehensive income (effective portion)	$85	$193	$(4)	$10	$36	$—

Gain(loss) reclassified from Accumulated other comprehensive income into income (effective portion) (1)	85	91	4	9	(4)	—
Gain reclassified from Accumulated other comprehensive income into income (ineffective portion) (2)	—	—	—	—	2	—

(1)

The gain (loss) for the effective portion of the foreign exchange and diesel cash flow hedges reclassified from Accumulated other comprehensive income is included in Costs applicable to sales. The loss for the effective portion of the forward starting swaps reclassified from Accumulated other comprehensive income is included in Interest Expense.

(2)	The ineffective portion recognized for cash flow hedges is included in Other Income, net.

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

	Interest Rate Swap Contracts		8 5/8% Debentures (Hedged Portion)
	2012	2011	2012	2011
For the three months ended June 30,
Fair value hedging relationships:
Gain (loss) recognized in income (effective portion) (1)	$—	$1	$—	$(1)
(Loss) recognized in income (ineffective portion) (2)	—	(1)	—	—

For the six months ended June 30,
Fair value hedging relationships:
Gain (loss) recognized in income (effective portion) (1)	$—	$3	$—	$(6)
(Loss) recognized in income (ineffective portion) (2)	—	(2)	—	—

(1)	The gain (loss) recognized for the effective portion of fair value hedges and the underlying hedged debt is included in Interest expense, net.
(2)	The ineffective portion recognized for fair value hedges and the underlying hedged debt is included in Other income, net.

The amount to be reclassified from Accumulated other comprehensive income, net of tax to income for derivative instruments during the next 12 months is a gain of approximately $49.

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

London Metal Exchange (“LME”) copper prices averaged $3.57 per pound during the three months ended June 30, 2012, compared with the Company’s recorded average provisional price of $3.52 per pound before mark-to-market adjustments and treatment and refining charges. LME copper prices averaged $3.67 per pound during the six months ended June 30, 2012, compared with the Company’s recorded average provisional price of $3.65 per pound before mark-to-market adjustments and treatment and refining charges. During the three and six months ended June 30, 2012, changes in copper prices resulted in a provisional pricing mark-to-market loss of $18 ($0.40 per pound) and gain of $13 ($0.12 per pound), respectively. At June 30, 2012, Newmont had copper sales of 40 million pounds priced at an average of $3.44 per pound, subject to final pricing over the next several months.

The average London P.M. fix for gold was $1,609 per ounce during the three months ended June 30, 2012, compared with the Company’s recorded average provisional price of $1,607 per ounce before mark-to-market adjustments and treatment and refining charges. The average London P.M. fix for gold was $1,651 per ounce during the six months ended June 30, 2012, compared to the Company’s recorded average provisional price of $1,651 per ounce before mark-to-market adjustments and treatment and refining charges. During the three and six months ended June 30, 2012, changes in gold prices resulted in a provisional pricing mark-to-market loss of $2 ($2 per ounce) and gain of $4 ($1 per ounce), respectively. At June 30, 2012, Newmont had gold sales of 74,000 ounces priced at an average of $1,600 per ounce, subject to final pricing over the next several months.

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

NOTE 17 INVESTMENTS

	At June 30, 2012
	Cost/Equity	Unrealized		Fair/Equity
	Basis	Gain	Loss	Basis
Current:
Marketable Equity Securities:
Paladin Energy Ltd.	$60	$7	$—	$67
Other	14	6	(3)	17

	74	13	(3)	84

Marketable Debt Securities:
Corporate	48	—	—	48

	$122	$13	$(3)	$132

Long-term:
Marketable Debt Securities:
Asset backed commercial paper	$25	$—	$(6)	$19
Auction rate securities	8	—	(3)	5
Corporate	48	2	—	50

	81	2	(9)	74

Marketable Equity Securities:
Canadian Oil Sands Ltd.	303	296	—	599
Gabriel Resources Ltd.	76	1	—	77
Regis Resources Ltd.	36	260	—	296
Other	68	8	(12)	64

	483	565	(12)	1,036

Other investments, at cost	12	—	—	12

Investment in Affiliates:
Euronimba Ltd.	2	—	—	2
Minera La Zanja S.R.L.	61	—	—	61

	$639	$567	$(21)	$1,185

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

	At December 31, 2011
	Cost/Equity	Unrealized		Fair/Equity
	Basis	Gain	Loss	Basis
Current:
Marketable Equity Securities:
Paladin Energy Ltd.	$60	$13	$—	$73
Other	15	7	(1)	21

	$75	$20	$(1)	$94

Long-term:
Marketable Debt Securities:
Asset backed commercial paper	$25	$—	$(6)	$19
Auction rate securities	7	—	(2)	5
Corporate	10	1	—	11

	42	1	(8)	35

Marketable Equity Securities:
Canadian Oil Sands Trust	302	401	—	703
Gabriel Resources Ltd.	76	236	—	312
Regis Resources Ltd.	36	218	—	254
Other	92	16	(17)	91

	506	871	(17)	1,360

Other investments, at cost	11	—	—	11

Investment in Affiliates:
Minera La Zanja S.R.L.	66	—	—	66

	$625	$872	$(25)	$1,472

Included in Investments at June 30, 2012 and December 31, 2011 are $7 and $11 of long-term marketable debt securities, respectively, and $10 and $4 of long-term marketable equity securities, respectively, that are legally pledged for purposes of settling asset retirement obligations related to the San Jose Reservoir at Yanacocha.

During the three and six months ended June 30, 2012, the Company recognized impairments for other-than-temporary declines in value of $8 and $32 for marketable equity securities.

During the first half of 2012, the Company made net purchases of corporate marketable debt securities of $91.

The following tables present the gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by length of time that the individual securities have been in a continuous unrealized loss position:

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

	Less than 12 Months		12 Months or Greater		Total
At June 30, 2012	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Marketable equity securities	$34	$14	$—	$—	$34	$14
Asset backed commercial paper	—	—	19	6	19	6
Auction rate securities	—	—	5	3	5	3

	$34	$14	$24	$9	$58	$23

	Less than 12 Months		12 Months or Greater		Total
At December 31, 2011	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Marketable equity securities	$42	$18	$—	$—	$42	$18
Asset backed commercial paper	—	—	19	6	19	6
Auction rate securities	—	—	5	2	5	2

	$42	$18	$24	$8	$66	$26

While the fair values of the Company’s investments in asset backed commercial paper and auction rate securities are below their respective cost, the Company views these declines as temporary. The Company intends to hold its investment in auction rate securities and asset backed commercial paper until maturity or such time that the market recovers and therefore considers these losses temporary.

NOTE 18 INVENTORIES

	At June 30,	At December 31,
	2012	2011
In-process	$123	$159
Concentrate	192	116
Precious metals	36	12
Materials, supplies and other	452	427

	$803	$714

NOTE 19 STOCKPILES AND ORE ON LEACH PADS

	At June 30,	At December 31,
	2012	2011
Current:
Stockpiles	$590	$506
Ore on leach pads	208	165

	$798	$671

Long-term:
Stockpiles	$2,187	$1,904
Ore on leach pads	392	367

	$2,579	$2,271

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

	At June 30,	At December 31,
	2012	2011
Stockpiles and ore on leach pads:
Nevada	$608	$536
La Herradura	21	6
Yanacocha	591	512
Boddington	456	435
Batu Hijau	1,331	1,119
Other Australia/New Zealand	165	161
Ahafo	205	173

	$3,377	$2,942

NOTE 20 OTHER ASSETS

	At June 30,	At December 31,
	2012	2011
Other current assets:
Refinery metal inventory and receivable	$393	$796
Prepaid assets	176	93
Derivative instruments	105	127
Restricted cash	2	20
Note receivable	—	12
Other	62	85

	$738	$1,133

Other long-term assets:
Goodwill	$188	$188
Income tax receivable	185	142
Intangible assets	142	147
Derivative instruments	122	112
Restricted cash	91	48
Debt issuance costs	79	59
Other receivables	16	17
Other	179	144

	$1,002	$857

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

NOTE 21 DEBT

	At June 30, 2012		At December 31, 2011
	Current	Non-Current	Current	Non-Current
Sale-leaseback of refractory ore treatment plant	$30	$—	$165	$—
Corporate revolving credit facility	—	—	—	33
2012 Convertible Senior Notes, net	—	—	514	—
2014 Convertible Senior Notes, net	—	523	—	512
2017 Convertible Senior Notes, net	—	461	—	452
2019 Senior Notes, net	—	897	—	896
2022 Senior Notes, net	—	1,489	—	—
2035 Senior Notes, net	—	598	—	598
2039 Senior Notes, net	—	1,087	—	1,087
2042 Senior Notes, net	—	992	—	—
Ahafo project finance facility	10	40	10	45
Other capital leases	—	1	—	1

	$40	$6,088	$689	$3,624

Scheduled minimum debt repayments are $35 for the remainder of 2012, $10 in 2013, $533 in 2014, $10 in 2015, $10 in 2016 and $5,530 thereafter.

Corporate Revolving Credit Facility

In May 2012, the Company’s Corporate Revolving Credit Facility was amended to increase the capacity to $3,000 and extend the facility one year to 2017. The available capacity under the Corporate Revolving Credit Facility prior to the amendment was $2,500.

2012 Convertible Senior Notes

In February 2012, the Company’s 2012 Convertible Senior Notes matured, resulting in a principal payment of $517. The Company elected to pay the conversion premium of $172 in cash in lieu of issuing common shares.

2022 and 2042 Senior Notes

In March 2012, the Company completed a two part public offering of $1,500 and $1,000 uncollateralized Senior Notes maturing on March 15, 2022 and March 15, 2042, respectively; net proceeds were $1,479 and $983, respectively. The 2022 Senior Notes pay interest semi-annually at a rate of 3.50% per annum and the 2042 Senior Notes pay semi-annual interest of 4.875% per annum.

Consistent with the Company’s other Notes included in the table above, the 2022 and 2042 Senior Notes contain various covenants and default provisions including payment defaults, limitation on liens, limitation on sales and leaseback agreements and merger restrictions.

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

NOTE 22 OTHER LIABILITIES

	At June 30, 2012	At December 31, 2011
Other current liabilities:
Refinery metal payable	$393	$796
Accrued capital expenditures	237	248
Accrued operating costs	231	231
Interest	79	55
Taxes other than income and mining	78	93
Reclamation and remediation liabilities	66	71
Deferred income tax	54	50
Royalties	38	53
Boddington contingent consideration	28	24
Holt property royalty	17	17
Derivative instruments	8	408
Other	58	87

	$1,287	$2,133

Other long-term liabilities:
Holt property royalty	$226	$159
Income and mining taxes	75	88
Power supply agreements	45	45
Boddington contingent consideration	16	30
Derivative instruments	4	6
Other	37	36

	$403	$364

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

NOTE 23 NET CHANGE IN OPERATING ASSETS AND LIABILITIES

Net cash provided from operations attributable to the net change in operating assets and liabilities is composed of the following:

	Six Months Ended June 30,
	2012	2011
Decrease (increase) in operating assets:
Trade and accounts receivable	$(14)	$121
Inventories, stockpiles and ore on leach pads	(443)	(230)
EGR refinery assets	406	(437)
Other assets	(43)	(67)
Increase (decrease) in operating liabilities:
Accounts payable and other accrued liabilities	(227)	(349)
EGR refinery liabilities	(406)	437
Reclamation liabilities	(41)	(15)

	$(768)	$(540)

NOTE 24 SUPPLEMENTAL CASH FLOW INFORMATION

	Six Months Ended June 30,
	2012	2011
Income and mining taxes, net of refunds	$746	$892
Interest, net of amounts capitalized	$105	$92

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

	Three Months Ended June 30, 2012
Condensed Consolidating Statement of Income	Newmont Mining Corporation	Newmont USA	Other Subsidiaries	Eliminations	Newmont Mining Corporation Consolidated
Sales	$—	$1,383	$846	$—	$2,229

Costs and expenses
Costs applicable to sales (1)	—	550	464	(12)	1,002
Amortization	—	135	113	—	248
Reclamation and remediation	—	12	4	—	16
Exploration	—	71	35	—	106
Advanced projects, research and development	—	64	17	1	82
General and administrative	—	44	2	11	57
Other expense, net	—	42	84	—	126

	—	918	719	—	1,637

Other income (expense)
Other income, net	(6)	12	30	—	36
Interest income - intercompany	39	1	6	(46)	—
Interest expense - intercompany	(3)	(1)	(42)	46	—
Interest expense, net	(62)	(7)	(2)	—	(71)

	(32)	5	(8)	—	(35)

Income before income and mining tax and other items	(32)	470	119	—	557
Income and mining tax expense	11	(83)	(103)	—	(175)
Equity income (loss) of affiliates	300	(2)	50	(359)	(11)

Net income	279	385	66	(359)	371
Net income attributable to noncontrolling interests	—	(91)	(31)	30	(92)

Net income attributable to Newmont stockholders	$279	$294	$35	$(329)	$279

Comprehensive income	$(18)	$357	$(190)	$(77)	$72
Comprehensive income attributable to noncontrolling interests	—	(91)	(29)	30	(90)
Comprehensive income attributable to Newmont stockholders

	$(18)	$266	$(219)	$(47)	$(18)

(1)	Excludes Amortization and Reclamation and remediation.

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

	Three Months Ended June 30, 2011
Condensed Consolidating Statement of Income	Newmont Mining Corporation	Newmont USA	Other Subsidiaries	Eliminations	Newmont Mining Corporation Consolidated
Sales	$—	$1,468	$916	$—	$2,384

Costs and expenses
Costs applicable to sales (1)	—	551	375	(9)	917
Amortization	—	156	94	—	250
Reclamation and remediation	—	37	6	—	43
Exploration	—	47	42	—	89
Advanced projects, research and development	—	41	46	(1)	86
General and administrative	—	39	1	10	50
Other expense, net	—	67	20	—	87

	—	938	584	—	1,522

Other income (expense)
Other income, net	(2)	41	9	—	48
Interest income - intercompany	40	2	2	(44)	—
Interest expense - intercompany	(3)	—	(41)	44	—
Interest expense, net	(59)	(3)	(1)	—	(63)

	(24)	40	(31)	—	(15)

Income before income and mining tax and other items	(24)	570	301	—	847
Income and mining tax expense	5	(111)	(81)	—	(187)
Equity income (loss) of affiliates	406	2	50	(458)	—

Income from continuing operations	387	461	270	(458)	660
Loss from discontinued operations	—	7	(143)	—	(136)

Net income (loss)	387	468	127	(458)	524
Net income attributable to noncontrolling interests	—	(173)	30	6	(137)

Net income attributable to Newmont stockholders	$387	$295	$157	$(452)	$387

Comprehensive income	$308	$419	$230	$(511)	$446
Comprehensive income attributable to noncontrolling interests	—	(173)	29	6	(138)

Comprehensive income attributable to Newmont stockholders	$308	$246	$259	$(505)	$308

(1)	Excludes Amortization and Reclamation and remediation.

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

	Six Months Ended June 30, 2012
Condensed Consolidating Statement of Income	Newmont Mining Corporation	Newmont USA	Other Subsidiaries	Eliminations	Newmont Mining Corporation Consolidated
Sales	$—	$3,000	$1,912	$—	$4,912

Costs and expenses
Costs applicable to sales (1)	—	1,113	929	(23)	2,019
Amortization	—	265	214	—	479
Reclamation and remediation	—	23	9	—	32
Exploration	—	124	70	—	194
Advanced projects, research and development	—	152	31	1	184
General and administrative	—	86	3	22	111
Other expense, net	—	89	157	—	246

	—	1,852	1,413	—	3,265

Other income (expense)
Other income, net	(9)	25	53	—	69
Interest income — intercompany	79	3	11	(93)	—
Interest expense — intercompany	(8)	(1)	(84)	93	—
Interest expense, net	(108)	(12)	(3)	—	(123)

	(46)	15	(23)	—	(54)

Income before income and mining tax and other items	(46)	1,163	476	—	1,593
Income and mining tax expense	16	(229)	(305)	—	(518)
Equity income (loss) of affiliates	799	(13)	117	(933)	(30)

Income from continuing operations	769	921	288	(933)	1,045
Loss from discontinued operations	—	4	(75)	—	(71)

Net income	769	925	213	(933)	974
Net income attributable to noncontrolling interests	—	(207)	(63)	65	(205)

Net income attributable to Newmont stockholders	$769	$718	$150	$(868)	$769

Comprehensive income	$478	$898	$(51)	$(642)	$683
Comprehensive income attributable to noncontrolling interests	—	(207)	(63)	65	(205)

Comprehensive income attributable to Newmont stockholders	$478	$691	$(114)	$(577)	$478

(1)	Excludes Amortization and Reclamation and remediation.

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

	Six Months Ended June 30, 2011
Condensed Consolidating Statement of Income	Newmont Mining Corporation	Newmont USA	Other Subsidiaries	Eliminations	Newmont Mining Corporation Consolidated
Sales	$—	$2,986	$1,863	$—	$4,849

Costs and expenses
Costs applicable to sales (1)	—	1,117	759	(19)	1,857
Amortization	—	315	191	—	506
Reclamation and remediation	—	48	9	—	57
Exploration	—	81	70	—	151
Advanced projects, research and development	—	68	87	(1)	154
General and administrative	—	73	2	20	95
Other expense, net	—	121	39	—	160

	—	1,823	1,157	—	2,980

Other income (expense)
Other income, net	(8)	67	20	—	79
Interest income — intercompany	76	4	4	(84)	—
Interest expense — intercompany	(6)	—	(78)	84	—
Interest expense, net	(113)	(12)	(3)	—	(128)

	(51)	59	(57)	—	(49)

Income before income and mining tax and other items	(51)	1,222	649	—	1,820
Income and mining tax expense	15	(319)	(188)	—	(492)
Equity income (loss) of affiliates	937	3	139	(1,077)	2

Income (loss) from continuing operations	901	906	600	(1,077)	1,330
Income (loss) from discontinued operations	—	7	(143)	—	(136)

Net income	901	913	457	(1,077)	1,194
Net income attributable to noncontrolling interests	—	(365)	10	62	(293)

Net income attributable to Newmont stockholders	$901	$548	$467	$(1,015)	$901

Comprehensive income	$1,103	$881	$825	$(1,410)	$1,399
Comprehensive income attributable to noncontrolling interests	—	(365)	7	62	(296)

Comprehensive income attributable to Newmont stockholders	$1,103	$516	$832	$(1,348)	$1,103

(1)	Excludes Amortization and Reclamation and remediation.

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

	Six Months Ended June 30, 2012
Condensed Consolidating Statement of Cash Flows	Newmont Mining Corporation	Newmont USA	Other Subsidiaries	Eliminations	Newmont Mining Corporation Consolidated
Operating activities:
Net income (loss)	$769	$925	$213	$(933)	$974
Adjustments	32	273	(480)	933	758
Net change in operating assets and liabilities	(7)	(514)	(247)	—	(768)

Net cash provided from (used in) continuing operations	794	684	(514)	—	964
Net cash used in discontinued operations	—	—	(8)	—	(8)

Net cash provided from (used in) operations	794	684	(522)	—	956

Investing activities:
Additions to property, plant and mine development	—	(1,090)	(488)	—	(1,578)
Sale of marketable securities	—	—	106	—	106
Purchases of marketable securities	—	(91)	(105)	—	(196)
Acquisitions, net	—	—	(22)	—	(22)
Proceeds from sale of other assets	—	9	4	—	13
Other	—	—	(37)	—	(37)

Net cash used in investing activities	—	(1,172)	(542)	—	(1,714)

Financing activities:
Net borrowings (repayments)	1,543	(136)	(5)	—	1,402
Payment of conversion premium on debt	(172)	—	—	—	(172)
Net intercompany borrowings (repayments)	(1,833)	692	1,141	—	—
Dividends paid to common stockholders	(347)	—	—	—	(347)
Dividends paid to noncontrolling interests	—	(3)	—	—	(3)
Proceeds from stock issuance, net	15	—	—	—	15
Other	—	—	(1)	—	(1)

Net cash provided from (used in) financing activities	(794)	553	1,135	—	894

Effect of exchange rate changes on cash	—	(1)	2	—	1

Net change in cash and cash equivalents	—	64	73	—	137
Cash and cash equivalents at beginning of period	—	1,526	234	—	1,760

Cash and cash equivalents at end of period	$—	$1,590	$307	$—	$1,897

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

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

	At June 30, 2012
Condensed Consolidating Balance Sheet	Newmont Mining Corporation	Newmont USA	Other Subsidiaries	Eliminations	Newmont Mining Corporation Consolidated
Assets
Cash and cash equivalents	$—	$1,590	$307	$—	$1,897
Trade receivables	—	183	107	—	290
Accounts receivable	2,083	2,871	293	(4,888)	359
Investments	67	48	17	—	132
Inventories	—	400	403	—	803
Stockpiles and ore on leach pads	—	669	129	—	798
Deferred income tax assets	5	250	—	—	255
Other current assets	9	147	582	—	738

Current assets	2,164	6,158	1,838	(4,888)	5,272
Property, plant and mine development, net	—	7,674	9,293	(31)	16,936
Investments	—	72	1,113	—	1,185
Investments in subsidiaries	15,184	2	2,967	(18,153)	—
Stockpiles and ore on leach pads	—	1,882	697	—	2,579
Deferred income tax assets	800	833	53	—	1,686
Other long-term assets	3,791	752	899	(4,440)	1,002

Total assets	$21,939	$17,373	$16,860	$(27,512)	$28,660

Liabilities
Debt	$—	$30	$10	$—	$40
Accounts payable	2,649	1,390	1,321	(4,786)	574
Employee-related benefits	—	206	87	—	293
Income and mining taxes	—	53	120	—	173
Other current liabilities	78	539	2,735	(2,065)	1,287

Current liabilities	2,727	2,218	4,273	(6,851)	2,367
Debt	6,047	1	40	—	6,088
Reclamation and remediation liabilities	—	908	362	—	1,270
Deferred income tax liabilities	—	601	1,455	—	2,056
Employee-related benefits	5	370	112	—	487
Other long-term liabilities	527	50	4,297	(4,471)	403

Total liabilities	9,306	4,148	10,539	(11,322)	12,671

Equity
Preferred stock	—	—	61	(61)	—
Common stock	786	—	5	(5)	786
Additional paid-in capital	8,012	3,050	5,698	(8,469)	8,291
Accumulated other comprehensive income	361	(216)	905	(689)	361
Retained earnings	3,474	6,776	(1,603)	(5,173)	3,474

Newmont stockholders’ equity	12,633	9,610	5,066	(14,397)	12,912
Noncontrolling interests	—	3,615	1,255	(1,793)	3,077

Total equity	12,633	13,225	6,321	(16,190)	15,989

Total liabilities and equity	$21,939	$17,373	$16,860	$(27,512)	$28,660

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

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

NOTE 26 COMMITMENTS AND CONTINGENCIES

General

The Company follows ASC guidance in accounting for loss contingencies. Accordingly, estimated losses from contingencies are accrued by a charge to income when information available prior to issuance of the financial statements indicates that it is probable that a liability could be incurred and the amount of the loss can be reasonably estimated. Legal expenses associated with the contingency are expensed as incurred. If a loss contingency is not probable or reasonably estimable, disclosure of the contingency and estimated range of loss, if determinable is made in the financial statements when it is at least reasonably possible that a material loss could be incurred.

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

Estimated future reclamation costs are based principally on legal and regulatory requirements. At June 30, 2012 and December 31, 2011, $1,145 and $1,070, respectively, were accrued for reclamation costs relating to currently or recently producing mineral properties in accordance with asset retirement obligation guidance. The current portions of $45 and $47 at June 30, 2012 and December 31, 2011, respectively, are included in Other current liabilities.

The Company is involved in several matters concerning environmental obligations associated with former mining activities. Generally, these matters concern developing and implementing remediation plans at the various sites involved. The Company believes that the related environmental obligations associated with these sites are similar in nature with respect to the development of remediation plans, their risk profile and the compliance required to meet general environmental standards. Based upon the Company’s best estimate of its liability for these matters, $191 and $170 were accrued for such obligations at June 30, 2012 and December 31, 2011, respectively. These amounts are included in Other current liabilities and Reclamation and remediation liabilities. Depending upon the ultimate resolution of these matters, the Company believes that it is reasonably possible that the liability for these matters could be as much as 108% greater or 7% lower than the amount accrued at June 30, 2012. The amounts accrued are reviewed periodically based upon facts and circumstances available at the time. Changes in estimates are recorded in Reclamation and remediation in the period estimates are revised.

Details about certain of the more significant matters involved are discussed below.

Newmont Mining Corporation

Conjecture Mine Site. On April 24, 2012, Federal Resources Corporation served Newmont with a third party complaint seeking contribution for reclamation costs at the Conjecture Mine site in Bonner County, Idaho. The United States Department of Justice on behalf of the EPA (“U.S.”) brought a CERCLA action against Federal Resources Corporation for costs incurred in response to alleged releases or threatened releases of hazardous substances at the Conjecture Mine, Idaho Lakeview and Minnie More Mine sites. The U.S. has expended approximately $5 in total costs for the completion of reclamation at the Conjecture Mine. Federal Resources Corporation alleges that Newmont is the successor-in-interest to Duval Corporation (“Duval”), and that Duval is a former operator of the Conjecture Mine. Newmont denies that it is a successor-in-interest to the liabilities of Duval and further Newmont has not uncovered any evidence to substantiate that Duval operated the Conjecture Mine. Therefore, Newmont intends to vigorously defend this lawsuit. Newmont cannot reasonably predict the likelihood or outcome of this matter.

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

Empire Mine. On July 19, 2012, the California Department of Parks and Recreation (“Parks”) served Newmont, New Verde Mines LLC, Newmont North America Exploration Limited, Newmont Realty Company and Newmont USA Limited with a complaint for damages and declaratory relief under CERCLA, specifically for costs associated with water treatment at the Empire Mine State Park and for a declaration that Newmont is liable for past and future response costs, as well as indemnification to Parks. In 1975 Parks purchased the Empire Mine site in Grass Valley, California from Newmont to create a historic state park featuring the mining of the Empire Mine. Parks has operated the Empire Mine Site for over 35 years. Newmont intends to vigorously defend this lawsuit. Newmont cannot reasonably predict the outcome of this matter.

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

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

Additional lawsuits relating to the Choropampa incident were filed against Yanacocha in the local courts of Cajamarca, Peru, in May 2002 by over 900 Peruvian citizens. A significant number of the plaintiffs in these lawsuits entered into settlement agreements with Yanacocha prior to filing such claims. In April 2008, the Peruvian Supreme Court upheld the validity of these settlement agreements, which the Company expects to result in the dismissal of all claims brought by previously settled plaintiffs. Yanacocha has also entered into settlement agreements with approximately 350 additional plaintiffs. The claims asserted by approximately 200 plaintiffs remain. In 2011, Yanacocha was served with 23 complaints alleging grounds to nullify the settlements entered between Yanacocha and the plaintiffs. Yanacocha has answered the complaints and the court has dismissed several of the matters and the plaintiffs have filed appeals. All appeals have been referred to the Civil Court of Cajamarca, which has confirmed the decision of the lower court judge. The plaintiffs have filed appeals of such orders before the Supreme Court. Yanacocha will continue to vigorously defend its position. Neither the Company nor Yanacocha can reasonably estimate the ultimate loss relating to such claims.

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

Additionally, in September 2011, WALHI brought an administrative law claim against Indonesia’s Ministry of Environment to challenge the May 2011 renewal of PTNNT’s submarine tailings permit. PTNNT and the regional government of KSB (“KSB”) filed separate applications for intervention into the proceedings, both of which were accepted by the Administrative Court. KSB intervened on the side of WALHI, and PTNNT joined on the side of the Ministry of Environment. On April 3, 2012, the Administrative Court ruled in favor of the Ministry of Environment and PTNNT, finding that the Ministry of Environment properly renewed the permit in accordance with Indonesian law and regulations. WALHI has appealed the verdict. PTNNT will continue to defend its submarine tailings permit and is confident that the Ministry of Environment acted properly in renewing PTNNT’s permit.

Newmont Mining Corporation claim relating to PTNNT divestiture

Indonesian citizens apparently living in the province of Nusa Tenggara Barat filed a lawsuit against Indonesia’s Ministry of Finance and other government officials (as defendants) and against PTNNT and the Company (as co-defendants). Plaintiffs claim that the purchase by the central government of the final 7% divestiture stake in PTNNT violates, or would violate, their human rights. PTNNT’s alleged liability appears supposedly to arise from being a party involved in the process of divestiture, and the Company’s from being a holding company of PTNNT. The allegations regarding alleged liability are vague and unclear. Plaintiffs seek various relief, including an order requiring the defendants and co-defendants to transfer the final 7% stake to the regional government of Nusa Tenggara Barat and a payment of approximately $247 in damages. The Company considers that there is lack of jurisdiction, and that the claims, including those pertaining to it and PTNNT, are entirely without merit.

PT Pukuafu Indah Litigation

In October 2009, PTPI filed a lawsuit in the Central Jakarta District Court against PTNNT and the Indonesian government seeking to cancel the March 2009 arbitration award pertaining to the manner in which divestiture of shares in PTNNT should proceed (refer to the discussion of PTNNT above for the arbitration results). On October 11, 2010, the District Court ruled in favor of PTNNT and the Indonesian government finding, among other things, that PTPI lacks standing to contest the validity of the arbitration award. PTPI filed an appeal to the High Court, which was rejected by the High Court on January 4, 2012. PTPI has appealed the case to the Indonesian Supreme Court.

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

As part of its ongoing business and operations, the Company and its affiliates are required to provide surety bonds, bank letters of credit and bank guarantees as financial support for various purposes, including environmental reclamation, exploration permitting, workers compensation programs and other general corporate purposes. At June 30, 2012 and December 31, 2011, there were $1,661 and $1,354, respectively, of outstanding letters of credit, surety bonds and bank guarantees. The surety bonds, letters of credit and bank guarantees reflect fair value as a condition of their underlying purpose and are subject to fees competitively determined in the market place. The obligations associated with these instruments are generally related to performance requirements that the Company addresses through its ongoing operations. As the specific requirements are met, the beneficiary of the associated instrument cancels and/or returns the instrument to the issuing entity. Certain of these instruments are associated with operating sites with long-lived assets and will remain outstanding until closure. Generally, bonding requirements associated with environmental regulation are becoming more restrictive. However, the Company believes it is in compliance with all applicable bonding obligations and will be able to satisfy future bonding requirements through existing or alternative means, as they arise.

Newmont is from time to time involved in various legal proceedings related to its business. Except in the above described proceedings, management does not believe that adverse decisions in any pending or threatened proceeding or that amounts that may be required to be paid by reason thereof will have a material adverse effect on the Company’s financial condition or results of operations.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (dollars in millions, except per share, per ounce and per pound amounts)

The following discussion provides information that management believes is relevant to an assessment and understanding of the consolidated financial condition and results of operations of Newmont Mining Corporation and its subsidiaries (collectively, “Newmont,” the “Company,” “our” and “we”). We use certain non-GAAP financial performance measures in our MD&A. For a detailed description of each of the non-GAAP financial measures used in this MD&A, please see the discussion under “Non-GAAP Financial Performance Measures” beginning on page 62. References to “A$” refer to Australian currency, “C$” to Canadian currency, “NZ$” to New Zealand currency and “$” to United States currency.

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

Our vision is to be the most valued and respected mining company through industry leading performance. We remain focused on progressing the development of our next generation of mining projects. Approximately 50% of our 2012 capital expenditures will be invested in these projects and the development of our pipeline, funded primarily from Net cash from continuing operations, as we continue to deliver solid leverage to the gold price. Second quarter 2012 highlights are included below and discussed further in Results of Consolidated Operations.

Operating highlights

•	Average realized gold price of $1,598 and $1,643 per ounce for the second quarter and first half of 2012, up 6% and 14% respectively;

•	Average realized copper price of $2.85 and $3.49 per pound for the second quarter and first half of 2012, down 25% and 11% respectively;

•	Consolidated Sales of $2,229 and $4,912 for the second quarter and first half of 2012, down 7% and up 1% respectively;

•	Gold Costs applicable to sales of $681 and $649 per ounce, for the second quarter and first half of 2012, up 17% and 14% respectively;

•	Copper Costs applicable to sales of $2.35 and $2.14 per pound, for the second quarter and first half of 2012, up 75% and 77% respectively;

•	Cash flow from continuing operations of $964 for the first half of 2012, down 31% from the prior year;

•	Third quarter gold price-linked dividend payable of $0.35 per share, an increase of 17% over the prior year quarter, reflecting London PM Fix; and

•

2012 attributable gold production outlook narrowed to 5.0 to 5.1 million ounces; maintaining Company-wide Costs applicable to sales outlook of $625 to $675 per ounce and reducing outlook for capital expenditures to $3,300 to $3,600.

Advancing our project pipeline

We manage our wider project portfolio to maintain flexibility to address the development risks associated with our projects including permitting, local community and government support, engineering and procurement availability, technical issues, escalating costs and other associated risks that could adversely impact the timing and costs of certain opportunities.

Our opportunities in the Execution phase of development comprise a significant part of the Company’s growth strategy and include Akyem in Ghana, Conga in Peru, Tanami Shaft in Australia and Phoenix Copper Leach and Emigrant in Nevada, as described further below.

Akyem, Ghana. Construction activities at the Akyem project continue to progress according to plan. First production is expected in late 2013 with three to six months expected for ramp-up to commercial production. Gold production is expected to be 350,000 to 450,000 ounces per year at Costs applicable to sales of $500 to $650 per ounce for the first five years of the mine’s operating life of approximately 16 years (based on current gold reserves). Capital costs are estimated at $850 to $1,100, of which $496 have been incurred. Total property, plant and mine development, including acquisition costs, was $744 at June 30, 2012. At December 31, 2011, we reported 7.4 million ounces of gold reserves at Akyem.

Conga, Peru. Due to local political and community protests, construction and development activities at the Conga project were largely suspended in November 2011. The results of the Peruvian Central Government initiated Environmental Impact Assessment (“EIA”) independent review were announced on April 20, 2012 and confirmed our initial EIA met Peruvian and International standards. The review made recommendations to provide additional water capacity and social funds, which we have largely accepted. We announced our decision to move the project forward on a “go slow, water first” approach in Peru on June 22, 2012. Spending on the project will be reduced in 2012 and 2013 from $2,900 to $850. Focus will be on building four water reservoirs, completing the last engineering activities and accepting delivery of the main equipment purchases. Total property, plant and mine development was $1,320 at June 30, 2012. Construction of Conga and the implementation of the independent EIA review recommendations will continue provided it can be done in a safe manner with risk-adjusted returns that justify future investment. Should the Company be unable to continue with the current development plan at Conga, the Company may reprioritize and reallocate capital to development alternatives in Nevada, Australia, Ghana and Indonesia which may result in a potential impairment of the Conga project.

Tanami Shaft, Australia. Development efforts at the Tanami Shaft continue to progress. The project supports underground expansion at the Callie and Auron ore bodies to reduce cut-off grade, enhance productivity and facilitate possible additional mine expansion. The project is expected to add 60,000 to 90,000 ounces of gold production per year during production while lowering Costs applicable to sales by $100 per ounce at Tanami in Other Australia/New Zealand. Capital costs are expected to be $400 to $450, of which $46 have been incurred at June 30, 2012.

Phoenix Copper Leach, Nevada. The Board of Directors authorized full funding for the Phoenix Copper Leach project in Nevada in April 2012. Delivering the Phoenix Copper Leach project on time and within budget generates positive economics and provides operational diversity to the site and the North America region. The project also demonstrates the viability of permitting copper leaching in Nevada, thus generating a springboard for future opportunities in the region. Copper production is expected to be 21 to 23 million pounds per year for the first five years of production at Costs applicable to sales of $1.76 to $1.91 per pound. Capital costs are expected to be $170 to $215, of which $45 have been incurred at June 30, 2012.

Emigrant, Nevada. Construction is nearing completion and first production is anticipated in the second half of 2012. Emigrant provides a new source of gold production for the North America region, over an 8.5 year mine life. Gold production is expected to be 80,000 to 90,000 ounces per year at Costs applicable to sales of $500 to $600 per ounce for the first five years of the mine’s operating life. Capital costs are estimated at approximately $100, of which $82 have been incurred at June 30, 2012. At December 31, 2011, we reported 1.6 million ounces of gold reserves at Emigrant.

We continue to advance earlier stage development assets through our project pipeline in our four operating regions. The exploration, construction and operation of these earlier stage development assets will require significant funding when they go into execution. Two of these projects are described further below:

Merian, Suriname. Feasibility study work for the Merian project began in the third quarter of 2011 and is expected to be completed in the fourth quarter of 2012. The Company continues to negotiate for a mineral agreement with the government of Suriname. The development of the Merian project allows Newmont to pursue a new district with upside potential and the opportunity to grow and extend the operating life of the South American region. First production is targeted for 2015 with initial estimated gold production (assumes 100% basis) of 350,000 to 400,000 ounces per year. Refer to Item 2 in our 2011 10-K filing for further information.

Long Canyon, Nevada. We continue to develop our understanding of what we expect could be another Carlin-type trend at Long Canyon. We continue to make progress on the drilling program and we anticipate an additional 30 kilometers to be drilled in 2012. Our intention is to bring the project into production in 2017 with initial estimated gold production of 200,000 to 300,000 ounces per year for the first five years of the mine’s operating life.

Selected Financial and Operating Results

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Sales	$2,229	$2,384	$4,912	$4,849
Income from continuing operations	$371	$660	$1,045	$1,330
Net income	$371	$524	$974	$1,194
Net income attributable to Newmont stockholders	$279	$387	$769	$901

Per common share, basic:
Income from continuing operations attributable to Newmont stockholders	$0.56	$1.06	$1.69	$2.10
Net income attributable to Newmont stockholders	$0.56	$0.78	$1.55	$1.82

Adjusted net income (1)	$294	$445	$872	$958
Adjusted net income per share (1)	$0.59	$0.90	$1.76	$1.94

Consolidated gold ounces (thousands)
Produced (2)	1,362	1,393	2,841	2,904
Sold (3)	1,313	1,391	2,768	2,869

Consolidated copper pounds (millions)
Produced	60	71	117	169
Sold	46	79	104	184

Average price received, net:
Gold (per ounce)	$1,598	$1,501	$1,643	$1,440
Copper (per pound)	$2.85	$3.78	$3.49	$3.91

Consolidated costs applicable to sales:(4)
Gold (per ounce)	$681	$583	$649	$570
Copper (per pound)	$2.35	$1.34	$2.14	$1.21

Attributable costs applicable to sales:(1)
Gold (per ounce)	$711	$588	$672	$575
Copper (per pound)	$2.40	$1.41	$2.17	$1.32

Operating margin:(1)
Gold (per ounce)	$917	$918	$994	$870
Copper (per pound)	$0.50	$2.44	$1.35	$2.70

(1)	See “Non-GAAP Financial Measures” on page 62.
(2)

Includes 13 and 18 attributable ounces in the second quarter of 2012 and 2011, respectively, from our interest in La Zanja and 5 and 4 attributable ounces in the second quarter of 2012 and 2011, respectively, from our interest in Duketon. Includes 26 and 30 attributable ounces in the first half of 2012 and 2011, respectively, from our interest in La Zanja and 9 and 8 attributable ounces in the first half of 2012 and 2011, respectively, from our interest in Duketon.

(3)	Excludes development ounces.
(4)	Excludes Amortization and Reclamation and remediation.

Consolidated Financial Results

Net income attributable to Newmont stockholders for the second quarter of 2012 was $279 ($0.56 per share) compared to $387 ($0.78 per share) for the second quarter of 2011. Net income attributable to Newmont stockholders for the first half of 2012 was $769 ($1.55 per share) compared to $901 ($1.82 per share) for the first half of 2011. Results for the second quarter and first half of 2012, respectively, compared to the same periods in 2011 were impacted by lower production from Batu Hijau, Tanami, Waihi and Ahafo, lower copper prices, timing of metal sales and higher production costs, partially offset by higher gold prices, higher production from Nevada, La Herradura and Yanacocha and a $136 Loss from discontinued operations in 2011.

Gold Sales increased 1% and 10% in the second quarter and first half of 2012, respectively, compared to the same periods in 2011 due to higher realized gold prices, partially offset by lower sales volumes. The following analysis summarizes the change in consolidated gold sales:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Consolidated gold sales:
Gross before provisional pricing	$2,111	$2,089	$4,570	$4,139
Provisional pricing mark-to-market	(2)	10	4	18

Gross after provisional pricing	2,109	2,099	4,574	4,157
Treatment and refining charges	(10)	(11)	(25)	(26)

Net	$2,099	$2,088	$4,549	$4,131

Consolidated gold ounces sold (thousands):	1,313	1,391	2,768	2,869
Average realized gold price (per ounce):
Gross before provisional pricing	$1,607	$1,502	$1,651	$1,443
Provisional pricing mark-to-market	(2)	7	1	6

Gross after provisional pricing	1,605	1,509	1,652	1,449
Treatment and refining charges	(7)	(8)	(9)	(9)

Net	$1,598	$1,501	$1,643	$1,440

The change in consolidated gold sales is due to:

	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2012 vs. 2011	2012 vs. 2011
Change in consolidated ounces sold	$(117)	$(145)
Change in average realized gold price	127	562
Change in treatment and refining charges	1	1

	$11	$418

Copper Sales decreased 56% and 49% in the second quarter and first half of 2012, respectively, compared to the same periods in 2011 due to lower sales volumes and lower realized copper prices. The following analysis summarizes the change in consolidated copper sales:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Consolidated copper sales:
Gross before provisional pricing	$160	$330	$379	$791
Provisional pricing mark-to-market	(18)	(16)	13	(28)

Gross after provisional pricing	142	314	392	763
Treatment and refining charges	(12)	(18)	(29)	(45)

Net	$130	$296	$363	$718

Consolidated copper pounds sold (millions):	46	79	104	184
Average realized copper price (per pound):
Gross before provisional pricing	$3.52	$4.22	$3.65	$4.31
Provisional pricing mark-to-market	(0.40)	(0.21)	0.12	(0.16)

Gross after provisional pricing	3.12	4.01	3.77	4.15
Treatment and refining charges	(0.27)	(0.23)	(0.28)	(0.24)

Net	$2.85	$3.78	$3.49	$3.91

The change in consolidated copper sales is due to:

	Three Months Ended June 30,	Six Months Ended June 30,
	2012 vs. 2011	2012 vs. 2011
Change in consolidated pounds sold	$(129)	$(327)
Change in average realized copper price	(43)	(44)
Change in treatment and refining charges	6	16

	$(166)	$(355)

The following is a summary of consolidated gold and copper sales, net:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Gold
North America:
Nevada	$571	$529	$1,294	$1,111
La Herradura	93	81	186	146

	664	610	1,480	1,257

South America:
Yanacocha	614	524	1,208	886

Asia Pacific:
Boddington	264	269	562	501
Batu Hijau	18	92	52	232
Other Australia/New Zealand	331	375	758	790

	613	736	1,372	1,523

Africa:
Ahafo	208	218	489	465

	2,099	2,088	4,549	4,131

Copper
Asia Pacific:
Batu Hijau	88	242	260	611
Boddington	42	54	103	107

	130	296	363	718

	$2,229	$2,384	$4,912	$4,849

Costs applicable to sales for gold increased in the second quarter and first half of 2012 compared to the same periods in 2011 due to higher milling costs and diesel prices, lower silver by-product credits, a stronger Australian dollar, net of hedging and a higher co-product allocation of costs to gold, partially offset by a build-up of precious metals inventory at Nevada and Yanacocha and a build-up of concentrate inventory at Boddington and Batu Hijau. Costs applicable to sales for copper increased in the second quarter of 2012 compared to the same period in 2011 due to higher milling costs at Boddington, partially offset by lower co-product allocation of costs to copper and a build-up of concentrate inventory at Boddington and Batu Hijau. Costs applicable to sales for copper in the first half of 2012 was in line with the same period of 2011. For a complete discussion regarding variations in operations, see Results of Consolidated Operations below.

Amortization decreased in the second quarter and first half of 2012 compared to the same periods of 2011 due to a build-up of precious metals inventory at Nevada and Yanacocha, a build-up of concentrate inventory at Boddington and Batu Hijau and longer processing facility lives resulting from an increase in Nevada reserves at December 31, 2011. We continue to expect Amortization to be $1,050 to $1,080 in 2012.

The following is a summary of Costs applicable to sales and Amortization by operation:

	Costs Applicable to Sales		Amortization		Costs Applicable to Sales		Amortization
	Three Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011	2012	2011	2012	2011
Gold
North America:
Nevada	$258	$224	$47	$56	$525	$496	$100	$128
La Herradura	33	27	6	5	65	45	11	9

	291	251	53	61	590	541	111	137
South America:
Yanacocha	177	190	62	66	338	343	112	119

Asia Pacific:
Boddington	157	117	49	31	294	217	81	59
Batu Hijau	11	30	3	7	30	64	6	14
Other Australia/New Zealand	182	158	33	31	372	324	69	66

	350	305	85	69	696	605	156	139
Africa:
Ahafo	76	65	16	20	172	145	40	42

	894	811	216	216	1,796	1,634	419	437
Copper
Asia Pacific:
Batu Hijau	70	79	14	18	155	168	30	38
Boddington	38	27	12	7	68	55	18	14

	108	106	26	25	223	223	48	52
Other
Asia Pacific	—	—	2	—	—	—	3	1
Corporate and other	—	—	4	9	—	—	9	16

	—	—	6	9	—	—	12	17

	$1,002	$917	$248	$250	$2,019	$1,857	$479	$506

Exploration expense increased $17 and $43 in the second quarter and first half of 2012, respectively, compared to the same periods of 2011 due to additional expenditures in South America, Asia Pacific and Africa, partially offset by reduced expenditures at Hope Bay in North America. We lowered our expected Exploration expense to $360 to $390 in 2012.

Advanced projects, research and development expense in the second quarter and first half of 2012 and 2011 are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
North America
Nevada	$13	$7	$19	$10
Other North America	—	41	—	79
South America
Yanacocha	7	5	13	9
Conga	10	5	36	6
Other South America	11	1	26	1
Asia Pacific
Boddington	1	1	3	1
Batu Hijau	4	—	10	—
Other Australia/New Zealand	5	—	7	3
Africa
Ahafo	2	1	6	2
Akyem	2	1	4	1
Other Africa	—	—	1	—
Corporate and Other
Technical and project services	26	21	53	38
Corporate	1	3	6	4

	$82	$86	$184	$154

We lowered our expected Advanced projects, research and development expenses to $425 to $475 in 2012, with a primary focus on Merian in South America, Midas and Long Canyon in Nevada, Chaquicocha underground at Yanacocha, Elang in Indonesia and Ahafo mill expansion in Africa.

General and administrative expenses increased by $7 and $16 for the second quarter and first half of 2012, respectively, compared to the same periods of 2011 due to higher labor costs. We lowered our expected General and administrative expenses to $200 to $220 in 2012.

Other expense, net increased by $39 in the second quarter of 2012 compared to the second quarter of 2011 mainly due to Hope Bay care and maintenance costs and higher regional administration expense, partially offset by lower acquisition related costs in 2012. Other expense, net increased by $86 in the first half of 2012 compared to the first half of 2011 due to Hope Bay care and maintenance, higher regional administration expense, partially offset by the Indonesian value added tax settlement in 2011 and lower acquisition related costs. At Hope Bay, we expect to spend an additional $50 in the remainder of 2012 for care and maintenance, and approximately $25 per year thereafter.

Other income, net decreased by $12 in the second quarter of 2012 compared to the second quarter of 2011 due to lower gain on sale of investments and higher impairment losses of marketable securities, partially offset by income from developing projects and foreign currency exchange gains in 2012, compared to losses in 2011. Other income, net decreased by $10 in the first half of 2012 compared to the first half of 2011 due to lower gain on sale of investments and higher impairment losses of marketable securities, partially offset by reduction of allowance for loan receivable and lower foreign exchange losses.

Interest expense, net increased by $8 in the second quarter of 2012 compared to 2011 due to the issuance of the 2022 and 2042 Senior Notes during the first quarter, partially offset by the repayment of the 2012 Convertible Senior Notes. Interest expense, net decreased $5 for the first half of 2012 compared to 2011 due to higher capitalized interest and the repayment of the 2012 Convertible Senior Notes, partially offset by the issuance of the 2022 and 2042 Senior Notes. Capitalized interest increased by $15 and $32 in the second quarter and first half of 2012, respectively, compared to the same periods in 2011 due to increased capital expenditures. We continue to expect Interest expense, net to be $240 to $260 in 2012.

Income and mining tax expense during the second quarter of 2012 was $175 resulting in an effective tax rate of 32%. Income and mining tax expense during the second quarter of 2011 was $187 for an effective tax rate of 22%.

Income and mining tax expense during the first half of 2012 was $518 resulting in an effective tax rate of 33%. Income and mining tax expense during the first half of 2011 was $492 for an effective tax rate of 27%. The increase in the effective tax rate from 2011 to 2012 is a result of the following: (i) valuation allowances recorded on our Canadian deferred tax assets generated in 2012 due to care and maintenance expenditures at Hope Bay, (ii) an increase in mining taxes included in Income and mining tax expense, primarily related to Nevada and Peru, and (iii) a $65 non-recurring tax benefit in the second quarter and first half of 2011, recorded in connection with the conversion of non-U.S. tax-paying entities to entities currently subject to U.S. income tax. The effective tax rates are different from the United States statutory rate of 35% primarily due to the above mentioned valuation allowance, the increase in Nevada and Peru mining taxes, the tax benefit recorded in 2011 and U.S. percentage depletion. For a complete discussion of the factors that influence our effective tax rate, see Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations in Newmont’s Annual Report on Form 10-K for the year ended December 31, 2011 filed February 24, 2012.

We expect the 2012 consolidated tax rate to be approximately 30% to 32%, assuming an average realized gold price of $1,650 per ounce in the remainder of the year.

Net income attributable to noncontrolling interests decreased to $92 in the second quarter of 2012 compared to $137 in the second quarter of 2011 as a result of decreased earnings at Batu Hijau, partially offset by increased earnings at Yanacocha. Net income attributable to noncontrolling interests decreased to $205 in the first half of 2012 compared to $293 in the first half of 2011 as a result of decreased earnings at Batu Hijau, partially offset by increased earnings at Yanacocha.

Loss from discontinued operations includes an additional charge for the Holt property royalty. During the first half of 2012, the Company recorded an additional $71 charge, net of tax benefits of $4, to reflect an increase in future expected production at the Holt property due to new reserve and resource estimates published by St. Andrew Goldfields Ltd. and a higher gold price. Due to the nature of the sliding scale royalty calculation, changes in expected production and the gold price may have a significant impact on the fair value of the liability.

Results of Consolidated Operations

	Gold or Copper Produced		Costs Applicable to Sales(1)		Amortization
	2012	2011	2012	2011	2012	2011
Three Months Ended June 30,	(ounces in thousands)		($ per ounce)		($ per ounce)
Gold
North America	437	410	$697	$620	$125	$151
South America	390	342	466	545	162	187
Asia Pacific	403	495	911	620	224	141
Africa	132	146	583	446	124	138

Total/Weighted-Average	1,362	1,393	$681	$583	$164	$155

Attributable to Newmont(2)(3)	1,182	1,223	$711	$588

Net Attributable to Newmont(3)			$700	$499

	(pounds in millions)		($ per pound)		($ per pound)
Copper
Asia Pacific	60	71	$2.35	$1.34	$0.56	$0.33

Attributable to Newmont(3)	38	42	$2.40	$1.41

	Gold or Copper Produced		Costs Applicable to Sales(1)		Amortization
	2012	2011	2012	2011	2012	2011
Six Months Ended June 30,	(ounces in thousands)		($ per ounce)		($ per ounce)
Gold
North America	926	892	$652	$619	$121	$157
South America	756	630	462	561	153	194
Asia Pacific	852	1,050	837	570	188	131
Africa	307	332	575	449	135	129

Total/Weighted-Average	2,841	2,904	$649	$570	$151	$152

Attributable to Newmont(3)(4)	2,489	2,561	$672	$575

Net Attributable to Newmont(3)			$636	$467

	(pounds in millions)		($ per pound)		($ per pound)
Copper
Asia Pacific	117	169	$2.14	$1.21	$0.46	$0.28

Attributable to Newmont(3)	73	96	$2.17	$1.32

(1)	Excludes Amortization and Reclamation and remediation.
(2)	Includes 13 and 18 attributable ounces in 2012 and 2011, respectively, from our interest in La Zanja and 5 and 4 attributable ounces in 2012 and 2011, respectively, from our interest in Duketon.
(3)	Attributable and Net Attributable Costs applicable to sales are non-GAAP financial measures. See page 62 for a reconciliation.
(4)	Includes 26 and 30 attributable ounces in 2012 and 2011, respectively, from our interest in La Zanja and 9 and 8 attributable ounces in 2012 and 2011, respectively, from our interest in Duketon.

Second quarter 2012 compared to 2011

Consolidated gold production decreased 2% due to processing lower grade stockpiles at Batu Hijau, lower throughput at Tanami and Waihi in Other Australia/New Zealand and lower mill grade at Ahafo, partially offset by higher throughput at Nevada and higher mill production at Yanacocha. Consolidated copper production decreased 15% due to processing lower grade stockpiles at Batu Hijau.

Costs applicable to sales per consolidated gold ounce sold increased 17% due to lower production, higher mining, milling, labor and royalty costs and a higher co-product allocation of costs to gold. Costs applicable to sales per consolidated copper pound sold increased 75% due to lower production at Batu Hijau, partially offset by lower co-product allocation of costs to copper.

Amortization increased 6% per consolidated gold ounce sold and 70% per consolidated copper pound sold due to lower production.

First half 2012 compared to 2011

Consolidated gold production decreased 2% due to processing lower grade stockpiles at Batu Hijau, lower throughput at Waihi and Tanami in Other Australia/New Zealand and lower grade at Ahafo, partially offset by higher throughput and grade at Nevada, higher throughput, grade and recovery at Yanacocha and higher leach placement at La Herradura. Consolidated copper production decreased 31% due to processing lower grade stockpiles at Batu Hijau.

Costs applicable to sales per consolidated gold ounce sold increased 14% due to lower production from Batu Hijau and Other Australia/New Zealand, higher mining, milling, labor and royalty costs, lower silver by-product credits and higher diesel prices, partially offset by higher production and lower mining costs at Yanacocha. Costs applicable to sales per consolidated copper pound sold increased 77% due to lower production at Batu Hijau.

Amortization per consolidated gold ounce sold was in line with the prior year, while Amortization increased 64% per consolidated copper pound sold due to higher costs at Boddington and Batu Hijau.

We narrowed our 2012 attributable gold production outlook to 5.0 to 5.1 million ounces while maintaining consolidated Costs applicable to sales per ounce of $625 to $675. The lower attributable gold production outlook is due to lower tons mined at Tanami and Waihi in Asia Pacific. We lowered our copper production outlook to 145 to 165 million pounds attributable to Newmont while maintaining consolidated Costs applicable to sales per pound of $1.80 to $2.20 in 2012.

North America Operations

	Gold Ounces Produced		Costs Applicable to Sales(1)		Amortization
	2012	2011	2012	2011	2012	2011
Three Months Ended June 30,	(in thousands)		($ per ounce)		($ per ounce)
Nevada	378	357	$718	$636	$129	$159
La Herradura(2)	59	53	569	514	99	98

Total/Weighted-Average	437	410	$697	$620	$125	$151

Attributable to Newmont	437	410	$697	$620

	Gold Ounces Produced		Costs Applicable to Sales(1)		Amortization
	2012	2011	2012	2011	2012	2011
Six Months Ended June 30,	(in thousands)		($ per ounce)		($ per ounce)
Nevada	813	790	$663	$640	$125	$165
La Herradura(2)	113	102	574	456	97	95

Total/Weighted-Average	926	892	$652	$619	$121	$157

Attributable to Newmont	926	892	$652	$619

(1)	Excludes Amortization and Reclamation and remediation.
(2)	Our proportionate 44% share.

Second quarter 2012 compared to 2011

Nevada, USA. Gold production increased 6% due to higher throughput at Mill 6, partially offset by lower grade at Midas and Phoenix. Costs applicable to sales per ounce increased 13% due to higher underground mining costs at Exodus and Chukar, higher royalties and lower by-product credits. Amortization per ounce decreased 19% due to higher production and an increase in reserves at December 31, 2011 resulting in longer processing facility lives.

La Herradura, Mexico. Gold production increased 11% due to higher leach placement as Noche Buena commenced production during the first quarter of 2012. Costs applicable to sales per ounce increased 11% due to mining higher waste tons, higher diesel and higher employee profit sharing costs.

First half 2012 compared to 2011

Nevada, USA. Gold production increased 3% due to higher throughput and leach tons placed, partially offset by lower grade at Midas and Phoenix. Costs applicable to sales per ounce increased 4% due to higher underground mining costs, higher milling costs, higher royalties and lower by-product credits. Amortization per ounce decreased 24% due to higher production and an increase in reserves at December 31, 2011 resulting in longer processing facility lives.

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

La Herradura, Mexico. Gold production increased 11% due to higher ore tons mined and higher leach placement as Noche Buena commenced production. Costs applicable to sales per ounce increased 26% due to mining higher waste tons, higher diesel and higher employee profit sharing costs.

We narrowed our gold production outlook in North America to 1.9 to 2.0 million ounces at Costs applicable to sales per ounce of $570 to $630 in 2012.

South America Operations

	Gold Ounces Produced		Costs Applicable to Sales(1)		Amortization
	2012	2011	2012	2011	2012	2011
Three Months Ended June 30,	(in thousands)		($ per ounce)		($ per ounce)
Yanacocha	390	342	$466	$545	$162	$187

Attributable to Newmont:
Yanacocha (51.35%)	200	175	$486	$563
La Zanja (46.94%)	13	18	N/A	N/A

	213	193	$486	$563

	Gold Ounces Produced		Costs Applicable to Sales(1)		Amortization
	2012	2011	2012	2011	2012	2011
Six Months Ended June 30,	(in thousands)		($ per ounce)		($ per ounce)
Yanacocha	756	630	$462	$561	$153	$194

Attributable to Newmont:
Yanacocha (51.35%)	388	323	$482	$579
La Zanja (46.94%)	26	30	N/A	N/A

	414	353	$482	$579

(1)	Excludes Amortization and Reclamation and remediation.

Second quarter 2012 compared to 2011

Yanacocha, Peru. Gold production increased 14% due to higher mill grade and recovery, partially offset by lower leach placement at Yanacocha, Carachugo and La Quinua. Costs applicable to sales per ounce decreased 14% due to higher production and lower mining costs, partially offset by higher workers’ participation costs and lower by-product credits. Amortization per ounce decreased 13% due to higher production.

First half 2012 compared to 2011

Yanacocha, Peru. Gold production increased 20% due to higher mill throughput, grade and recovery, partially offset by lower leach placement at Yanacocha, Carachugo and La Quinua. Costs applicable to sales per ounce decreased 18% due to higher production and lower mining costs, partially offset by higher workers’ participation costs and royalties and lower by-product credits. Amortization per ounce decreased 21% due to higher production and increases to leach pad inventory.

We narrowed our attributable gold production outlook in South America to 725,000 to 760,000 ounces while lowering consolidated Costs applicable to sales per ounce of $475 to $525 in 2012.

Asia Pacific Operations

	Gold or Copper Produced		Costs Applicable to Sales(1)		Amortization
	2012	2011	2012	2011	2012	2011
Three Months Ended June 30,	(ounces in thousands)		($ per ounce)		($ per ounce)
Gold
Boddington	180	201	$947	$641	$300	$173
Batu Hijau	16	50	943	490	197	113
Other Australia/New Zealand	207	244	880	638	164	124

Total/Weighted-Average	403	495	$911	$620	$224	$141

Attributable to Newmont(2)	400	474	$910	$629

	(pounds in millions)		($ per pound)		($ per pound)
Copper
Boddington	18	15	$2.79	$1.94	$0.82	$0.52
Batu Hijau	42	56	2.20	1.23	0.45	0.28

Total/Weighted-Average	60	71	$2.35	$1.34	$0.56	$0.33

Attributable to Newmont	38	42	$2.40	$1.41

	Gold or Copper Produced		Costs Applicable to Sales(1)		Amortization
	2012	2011	2012	2011	2012	2011
Six Months Ended June 30,	(ounces in thousands)		($ per ounce)		($ per ounce)
Gold
Boddington	342	364	$862	$620	$239	$170
Batu Hijau	38	143	924	384	179	86
Other Australia/New Zealand	472	543	812	595	151	120

Total/Weighted-Average	852	1,050	$837	$570	$188	$131

Attributable to Newmont(2)	842	984	$835	$587

	(pounds in millions)		($ per pound)		($ per pound)
Copper
Boddington	32	28	$2.34	$2.06	$0.60	$0.53
Batu Hijau	85	141	2.08	1.07	0.40	0.24

Total/Weighted-Average	117	169	$2.14	$1.21	$0.46	$0.28

Attributable to Newmont	73	96	$2.17	$1.32

(1)	Excludes Amortization and Reclamation and remediation.
(2)	Includes 5 and 4 attributable ounces in the second quarter 2012 and 2011, respectively, and 9 and 8 attributable ounces in the first half of 2012 and 2011, respectively, from our interest in Duketon.

Second quarter 2012 compared to 2011

Boddington, Australia. Gold production decreased 10% due to lower mill grade and recovery, partially offset by higher mill throughput. Copper production increased 20% due to higher mill throughput and grade, partially offset by lower recovery. Gold Costs applicable to sales increased 48% per ounce due to lower gold production and higher milling costs. Copper Costs applicable to sales increased 44% per pound due to higher milling costs, partially offset by higher copper production. Costs applicable to sales per ounce and per pound were also impacted by a stronger Australian dollar, net of hedging gains. Amortization increased 73% per ounce due to lower gold production and a decrease in stockpile inventory. Amortization increased 58% per pound due to stockpile inventory changes.

Batu Hijau, Indonesia. Gold and copper production decreased 68% and 25%, respectively, due to processing lower grade stockpile ore. Waste tons mined increased 14% as Phase 6 waste removal continues as planned. Costs applicable to sales increased 92% per ounce and 79% per pound due to lower production and higher waste mining costs, partially offset by a build-up in concentrate inventory. Costs applicable to sales per ounce and per pound were also impacted by a higher allocation of costs to gold. Amortization increased 74% per ounce and 61% per pound due to lower production.

Other Australia/New Zealand. Gold production decreased 15% due to lower underground mining rates at Tanami and a delay in open pit ore production at Waihi, partially offset by higher throughput and grade at Jundee. Costs applicable to sales per ounce increased 38% due to lower production, higher operating costs driven by higher power prices and a stronger Australian dollar, net of hedging gains. Amortization per ounce increased 32% due to lower production.

First half 2012 compared to 2011

Boddington, Australia. Gold production decreased 6% due to lower mill grade and recovery, partially offset by higher mill throughput. Copper production increased 14% due to higher mill throughput, partially offset by lower recovery. Costs applicable to sales increased 39% per ounce and 14% per pound due to lower gold production, higher milling costs, higher diesel prices and a stronger Australian dollar, net of hedging gains, partially offset by higher copper production. Amortization increased 41% per ounce due to lower gold production and a decrease in stockpile inventory. Amortization increased 13% per pound due to stockpile inventory changes.

Batu Hijau, Indonesia. Gold and copper production decreased 73% and 40%, respectively, due to processing lower grade stockpile ore. Waste tons mined increased 20% as Phase 6 waste removal continues as planned. The Company expects to reach Phase 6 ore in the last half of 2013. Costs applicable to sales increased 141% per ounce and 94% per pound due to lower production and higher waste mining costs, partially offset by a build-up in concentrate inventory. Costs applicable to sales per ounce and per pound were impacted by higher allocation of costs to gold. Amortization increased 108% per ounce and 67% per pound due to lower production.

Other Australia/New Zealand. Gold production decreased 13% due to lower underground mining rates at Tanami, a planned mill shutdown and delay in open pit ore production at Waihi and lower throughput and grade at Kalgoorlie. Costs applicable to sales per ounce increased 36% due to lower production and higher operating costs driven by higher power costs and diesel prices and a stronger Australian dollar, net of hedging gains. Amortization per ounce increased 26% due to lower production.

We narrowed our attributable gold production outlook for Asia Pacific to 1.7 to 1.8 million ounces while maintaining a consolidated Costs applicable to sales per ounce of $800 to $850. The lower attributable gold production is primarily due to lower tons mined at Tanami and Waihi. We lowered our attributable copper production outlook to 145 to 165 million pounds while maintaining consolidated Costs applicable to sales per pound of $1.80 to $2.20 in 2012.

Africa Operations

	Gold Ounces Produced		Costs Applicable to Sales(1)		Amortization
	2012	2011	2012	2011	2012	2011
Three Months Ended June 30,	(in thousands)		($ per ounce)		($ per ounce)
Ahafo	132	146	$583	$446	$124	$138

Attributable to Newmont	132	146	$583	$446

	Gold Ounces Produced		Costs Applicable to Sales(1)		Amortization
	2012	2011	2012	2011	2012	2011
Six Months Ended June 30,	(in thousands)		($ per ounce)		($ per ounce)
Ahafo	307	332	$575	$449	$135	$129

Attributable to Newmont	307	332	$575	$449

(1)	Excludes Amortization and Reclamation and remediation.

Second quarter 2012 compared to 2011

Ahafo, Ghana. Gold production decreased 10% due to lower mill throughput and grade, partially offset by higher recovery. Costs applicable to sales per ounce increased 31% due to lower production and higher labor, diesel and mine maintenance costs.

First half 2012 compared to 2011

Ahafo, Ghana. Gold production decreased 8% due to lower mill throughput and grade, partially offset by higher recovery. Costs applicable to sales per ounce increased 28% due to lower production and higher labor, diesel and mine maintenance costs.

We narrowed our attributable gold production outlook in Africa to 555,000 to 570,000 ounces at Costs applicable to sales per ounce of $550 and $600 in 2012. The lower attributable production is due to processing lower grade at Ahafo.

Foreign Currency Exchange Rates

Our foreign operations sell their gold and copper production based on U.S. dollar metal prices. Approximately 44% and 43% of our Costs applicable to sales were paid in local currencies during the second quarter of 2012 and 2011, respectively. Approximately 44% and 42% of our Costs applicable to sales were paid in local currencies during the first half of 2012 and 2011, respectively. Variations in the local currency exchange rates in relation to the U.S. dollar at our foreign mining operations decreased consolidated Costs applicable to sales per ounce by approximately $11 and $2, net of hedging gains, during the second quarter and first half of 2012, respectively, compared to the same periods in 2011.

Liquidity and Capital Resources

Cash Provided from Operating Activities

Net cash provided from continuing operations was $964 in the first half of 2012, a decrease of $439 from the first half of 2011, primarily due to lower cash flow from Batu Hijau. Working capital increased by $228 in the first half of 2012 compared to the first half of 2011 due to increases in inventory and stockpiles in 2012, a decrease in accounts receivable in 2011 related to the collection of Batu Hijau fourth quarter 2010 copper and gold concentrate sales and an increase in Costs applicable to sales in 2012 as discussed above in Consolidated Financial Results, partially offset by a decrease in income tax payments.

Investing Activities

Net cash used in investing activities decreased to $1,714 during the first half of 2012 compared to $3,280 during the same period of 2011, due largely to the acquisition of Fronteer in 2011. Additions to property, plant and mine development were as follows:

	Six Months Ended June 30,
	2012	2011
North America:
Nevada	$370	$228
La Herradura	29	27
Other North America	—	41

	399	296

South America:
Yanacocha	243	127
Conga	342	251

	585	378

Asia Pacific:
Boddington	52	75
Batu Hijau	61	88
Other Australia/New Zealand	137	134
Other Asia Pacific	8	4

	258	301

Africa:
Ahafo	108	37
Akyem	189	67

	297	104

Corporate and Other	37	18

Accrual basis	1,576	1,097
Decrease (increase) in accrued capital expenditures	2	(77)

Cash basis	$1,578	$1,020

Capital expenditures in North America during the first half of 2012 were primarily related to development of the Emigrant mine and the Phoenix copper leach projects, surface mine development, the Noche Buena mine in Mexico and other equipment purchases, infrastructure improvements and a strategic land purchase in Nevada. Capital expenditures in South America were primarily related to the Conga and Merian projects and Yanacocha leach pad development, surface mine development and equipment purchases. The majority of capital expenditures in Asia Pacific were for surface and underground development, mining equipment and infrastructure improvements. Capital expenditures in Africa were primarily related to Akyem development and the Subika expansion project at Ahafo. As a result of the revised estimates for the Conga project in Peru we now expect 2012 consolidated capital expenditures to be $3,300 to $3,600 ($2,700 to $3,000 attributable to Newmont).

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

Proceeds from sale of marketable securities. During the first half of 2012 we received $106 from the sale of corporate marketable debt securities. During the first half of 2011, we received $55 from the sale of our investment in New Gold, Inc.

Purchases of marketable securities. During the first half of 2012 we purchased corporate marketable debt securities of $196. During the first half of 2011, we purchased marketable equity securities of $15.

Acquisitions, net. During the first half of 2012 and 2011, we paid $22 and $13, respectively, of contingent payments in accordance with the 2009 Boddington acquisition agreement.

On April 6, 2011, Newmont acquired all of the outstanding common shares of Fronteer Gold Inc. (“Fronteer”) for total consideration of $2,259 less cash received from the acquisition of $2 for a net payment of $2,257. In connection with the acquisition, Newmont incurred transaction costs of $21 during first half of 2011, which were recorded in Other Expense, net.

Proceeds from sale of other assets. During the first half of 2012, we received $13 from the sale of land and other assets. During the first half of 2011 we received $6 primarily from the sale of investments.

Financing Activities

Net cash provided from (used in) financing activities was $894 and $(380) during the first half of 2012 and 2011, respectively.

Proceeds from and repayment of debt. During the first half of 2012, we received net proceeds from debt of $3,343, including $1,246 under our Revolving Credit Facility, $1,479 from the issuance of Senior Notes due in 2022 and $983 from the issuance of Senior Notes due in 2042. Proceeds from the issuance of debt were partially offset by the settlement of forward starting interest rate swaps of $362, repayment of $1,285 under our Revolving Credit Facility, $517 for repayment of the 2012 Convertible Senior Notes and $135 related to exercising the early purchase option and revised quarterly payments related to the sale-leaseback of the refractory ore treatment plant in Nevada (classified as a capital lease).

At June 30, 2012, $532 of the $3,000 revolving credit facility was used to secure the issuance of letters of credit, primarily supporting reclamation obligations (see “Off-Balance Sheet Arrangements” below). During the first half of 2011, we borrowed $803 under our Revolving Credit Facility and paid debt issuance costs of $28. We repaid $973 of debt, including repayment of $713 under our Revolving Credit Facility and scheduled debt repayments of $223 for our 8 5/8 Senior Notes, $30 related to the sale-leaseback of the refractory ore treatment plant and $7 on other credit facilities and capital leases.

Scheduled minimum debt repayments are $35 for the remainder of 2012, $10 in 2013, $533 in 2014, $10 in 2015, $10 in 2016 and $5,530 thereafter. We expect to be able to fund debt maturities and capital expenditures from Net cash provided by operating activities, short-term investments, existing cash balances and available credit facilities.

At June 30, 2012 and 2011, we were in compliance with all required debt covenants and other restrictions related to debt agreements.

Payment of conversion premium on debt. In February 2012, we elected to pay in cash a conversion premium of $172 upon repayment of the 2012 Convertible Senior Notes in lieu of issuing common shares.

Dividends paid to common stockholders. We declared regular quarterly dividends totaling $0.70 and $0.35 per common share for the six months ended June 30, 2012 and 2011, respectively. Additionally, Newmont Mining Corporation of Canada Limited, a subsidiary of the Company, declared regular quarterly dividends on its exchangeable shares totaling C$0.6959 per share through June 30, 2012 and C$0.3403 through June 30, 2011. We paid dividends of $347 and $173 to common stockholders in the first half of 2012 and 2011, respectively.

Dividends paid to noncontrolling interests. We paid dividends of $3 and $17 to noncontrolling interests during the first half of 2012 and 2011, respectively. The payments in 2011 included $15 of Indonesian withholding taxes related to dividends paid to noncontrolling interests in December 2010.

Proceeds from stock issuance. We received proceeds of $15 and $8 during the first half of 2012 and 2011, respectively, from the issuance of common stock.

Discontinued Operations

Net operating cash used in discontinued operations was $8 and $2 in the first half of 2012 and 2011, respectively, related to payments on the Holt property royalty.

Off-Balance Sheet Arrangements

We have the following off-balance sheet arrangements: operating leases (as discussed in Note 29 to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2011, filed on February 24, 2012) and $1,661 of outstanding letters of credit, surety bonds and bank guarantees (see Note 26 to the Condensed Consolidated Financial Statements).

We also have sales agreements to sell copper and gold concentrates at market prices as follows (in thousands of tons):

	2012	2013	2014	2015	2016	Thereafter
Batu Hijau	369	372	510	—	—	—
Boddington	121	226	193	154	154	253
Nevada	75	—	—	—	—	—

	565	598	703	154	154	253

Other Liquidity Matters

At June 30, 2012, the Company had $1,897 in cash and cash equivalents, of which $1,365 was held in foreign subsidiaries and is primarily held in U.S. dollar denominated accounts with the remainder in foreign currencies readily convertible to U.S. dollars. At June 30, 2012, $511 of the consolidated cash and cash equivalents was attributable to noncontrolling interests primarily related to our Indonesian and Peruvian operations which is being held to fund those operations and development projects. At June 30, 2012, $408 in consolidated cash and cash equivalents ($264 attributable to Newmont) was held at certain foreign subsidiaries that, if repatriated and depending on the jurisdiction could be subject to withholding taxes, which would generate foreign tax credits in the U.S. As a result, we expect that there would be minimal U.S. tax liability upon repatriation of these amounts after considering available foreign tax credits. All other amounts represent earnings that are taxed in the U.S. on a current basis due to being held in U.S. subsidiaries or non-U.S. subsidiaries that are flow-through entities for U.S. tax purposes.

We believe that our liquidity and capital resources from U.S. operations and flow-through foreign subsidiaries are adequate to fund our U.S. operations and corporate activities.

Environmental

Our mining and exploration activities are subject to various federal and state laws and regulations governing the protection of the environment. We have made, and expect to make in the future, expenditures to comply with such laws and regulations, but cannot predict the full amount of such future expenditures. At June 30, 2012 and December 31, 2011, $1,145 and $1,070, respectively, were accrued for reclamation costs relating to currently or recently producing mineral properties.

In addition, we are involved in several matters concerning environmental obligations associated with former mining activities. Based upon our best estimate of our liability for these matters, $191 and $170 were accrued for such obligations at June 30, 2012 and December 31, 2011, respectively. We spent $27 and $8 during the first half of 2012 and 2011, respectively, for environmental obligations related to the former, primarily historic, mining activities and have classified $22 as a current liability at June 30, 2012.

During the first half of 2012 and 2011, capital expenditures were approximately $86 and $55, respectively, to comply with environmental regulations. Ongoing costs to comply with environmental regulations have not been a significant component of operating costs.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net income attributable to Newmont stockholders	$279	$387	$769	$901
Loss from discontinued operations	—	136	71	136
Impairments/asset sales, net	7	(30)	24	(32)
Boddington contingent consideration	8	—	8	—
Fronteer acquisition costs	—	17	—	18
Income tax benefit from internal restructuring	—	(65)	—	(65)

Adjusted net income	$294	$445	$872	$958

Adjusted net income per share, basic	$0.59	$0.90	$1.76	$1.94
Adjusted net income per share, diluted	$0.59	$0.89	$1.74	$1.91

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

The following tables reconcile these non-GAAP measures to the most directly comparable GAAP measures.

Costs applicable to sales per ounce

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Costs applicable to sales:
Consolidated per financial statements	$894	$811	$1,796	$1,634
Noncontrolling interests(1)	(96)	(111)	(187)	(205)

Attributable to Newmont	$798	$700	$1,609	$1,429

Gold sold (thousand ounces):
Consolidated	1,313	1,391	2,768	2,869
Noncontrolling interests(1)	(191)	(201)	(373)	(383)

Attributable to Newmont	1,122	1,190	2,395	2,486

Costs applicable to sales per ounce:
Consolidated	$681	$583	$649	$570
Attributable to Newmont	$711	$588	$672	$575

Costs applicable to sales per pound

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Costs applicable to sales:
Consolidated per financial statements	$108	$106	$223	$223
Noncontrolling interests(1)	(36)	(41)	(80)	(87)

Attributable to Newmont	$72	$65	$143	$136

Copper sold (million pounds):
Consolidated	46	79	104	184
Noncontrolling interests(1)	(16)	(33)	(38)	(81)

Attributable to Newmont	30	46	66	103

Costs applicable to sales per pound:
Consolidated	$2.35	$1.34	$2.14	$1.21
Attributable to Newmont	$2.40	$1.41	$2.17	$1.32

Net attributable costs applicable to sales per ounce

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Attributable costs applicable to sales:
Gold	$798	$700	$1,609	$1,429
Copper	72	65	143	136

	870	765	1,752	1,565

Copper revenue:
Consolidated	(130)	(296)	(363)	(718)
Noncontrolling interests(1)	45	125	134	315

	(85)	(171)	(229)	(403)

Net attributable costs applicable to sales	$785	$594	$1,523	$1,162

Attributable gold ounces sold (thousands)	1,122	1,190	2,395	2,486
Net attributable costs applicable to sales per ounce	$700	$499	$636	$467

(1)	Relates to partners’ interests in Batu Hijau and Yanacocha

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

	Gold
	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Average realized price per ounce	$1,598	$1,501	$1,643	$1,440
Costs applicable to sales per ounce	(681)	(583)	(649)	(570)

	$917	$918	$994	$870

	Copper
	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Average realized price per pound	$2.85	$3.78	$3.49	$3.91
Costs applicable to sales per pound	(2.35)	(1.34)	(2.14)	(1.21)

	$0.50	$2.44	$1.35	$2.70

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

Foreign Currency Exchange Risk

We had the following foreign currency derivative contracts outstanding at June 30, 2012:

	Expected Maturity Date
	2012	2013	2014	2015	2016	2017	Total Average
A$ Operating Fixed Forward Contracts:
A$ notional (millions)	641	1,048	762	471	244	28	3,194
Average rate ($/A$)	0.93	0.93	0.90	0.89	0.90	0.88	0.91
Expected hedge ratio	78%	68%	50%	33%	17%	4%
A$ Capital Fixed Forward Contracts:
A$ notional (millions)	27	51	22	—	—	—	100
Average rate ($/A$)	1.00	0.98	0.96	—	—	—	0.98
Expected hedge ratio	37%	28%	40%	—	—	—
NZ$ Operating Fixed Forward Contracts:
NZ$ notional (millions)	41	37	4	—	—	—	82
Average rate ($/NZ$)	0.78	0.78	0.78	—	—	—	0.78
Expected hedge ratio	60%	29%	8%	—	—	—

The fair value of the A$ foreign currency operating derivative contracts was a net asset position of $220 and $223 at June 30, 2012 and December 31, 2011, respectively. The fair value of the NZ$ foreign currency derivative contracts was a net asset position of $1 and $1 at June 30, 2012 and December 31, 2011, respectively. The fair value of the A$ capital foreign currency contracts was a net asset position and net liability position of $2 and $1 at June 30, 2012 and December 31, 2011, respectively.

Diesel Price Risk

We had the following diesel derivative contracts outstanding at June 30, 2012:

	Expected Maturity Date
	2012	2013	2014	2015	Total Average
Diesel Fixed Forward Contracts:
Diesel gallons (millions)	16	22	10	1	49
Average rate ($/gallon)	2.91	2.92	2.88	2.85	2.91
Expected hedge ratio	71%	50%	24%	8%

The fair value of the diesel derivative contracts was a net liability position of $8 at June 30, 2012 and a net asset position of $1 at December 31, 2011.

Forward Starting Swaps

During 2011, we entered into forward starting interest rate swap contracts with a total notional value of $2,000. These contracts hedged movements in treasury rates related to a debt issuance that occurred in the first quarter of 2012. On March 8, 2012, we closed the sale of $2,500 senior notes consisting of 3.5% senior notes due 2022 in the principal amount of $1,500 (10-year notes), and 4.875% senior notes due 2042 in the principal amount of $1,000 (30-year notes). As a result, the forward-starting interest rate swaps were settled for $362, of which $349 represented the effective portion of the hedging instrument included in Accumulated other comprehensive income. The net proceeds from the debt issuance were adjusted by the settlement amount of the swap contracts and included as a financing activity in the Condensed Consolidated Statements of Cash Flow.

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

London Metal Exchange (“LME”) copper prices averaged $3.57 per pound during the three months ended June 30, 2012, compared with the Company’s recorded average provisional price of $3.52 per pound before mark-to-market adjustments and treatment and refining charges. LME copper prices averaged $3.67 per pound during the six months ended June 30, 2012, compared with the Company’s recorded average provisional price of $3.65 per pound before mark-to-market adjustments and treatment and refining charges. During the three and six months ended June 30, 2012, changes in copper prices resulted in a provisional pricing mark-to-market loss of $18 ($0.40 per pound) and gain of $13 ($0.12 per pound), respectively. At June 30, 2012, Newmont had copper sales of 40 million pounds priced at an average of $3.44 per pound, subject to final pricing over the next several months. Each $0.10 change in the price for provisionally priced sales would have an approximate $2 effect on our Net income attributable to Newmont stockholders. The LME closing settlement price at June 30, 2012 for copper was $3.45 per pound.

The average London P.M. fix for gold was $1,609 per ounce during the three months ended June 30, 2012, compared with the Company’s recorded average provisional price of $1,607 per ounce before mark-to-market adjustments and treatment and refining charges. The average London P.M. fix for gold was $1,651 per ounce during the six months ended June 30, 2012, compared to the Company’s recorded average provisional price of $1,651 per ounce before mark-to-market adjustments and treatment and refining charges. During the three and six months ended June 30, 2012, changes in gold prices resulted in a provisional pricing mark-to-market loss of $2 ($2 per ounce) and gain of $4 ($1 per ounce), respectively. At June 30, 2012, Newmont had gold sales of 74,000 ounces priced at an average of $1,600 per ounce, subject to final pricing over the next several months. Each $25 change in the price for provisionally priced gold sales would have an approximately $1 effect on our Net income attributable to Newmont stockholders. The London P.M. closing settlement price at June 30, 2012 for gold was $1,599 per ounce.

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

Changes in Internal Controls

The Company maintains a system of internal control over financial reporting that is designed to provide reasonable assurance that its books and records accurately reflect transactions and that established policies and procedures are followed. The Company is implementing an enterprise resource planning (“ERP”) system on a staged basis at its most significant subsidiaries around the world, excluding Indonesia. The Company began the implementation of the ERP system in North America during the second quarter of 2012, which resulted in a change to its system of internal control over financial reporting. The Company is implementing the global ERP system to improve standardization and automation, and not in response to a deficiency in its internal control over financial reporting. The Company believes that the implementation of the ERP system and related changes to internal controls will enhance its internal controls over financial reporting while providing the ability to scale its business. The Company has taken the necessary steps to monitor and maintain appropriate internal control over financial reporting during this period of change and will continue to evaluate the operating effectiveness of related key controls during subsequent periods.

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

ITEM 2.	ISSUER PURCHASES OF EQUITY SECURITIES.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that may yet be Purchased under the Plans or Programs
April 1, 2012 through April 30, 2012	—	—	—	N/A
May 1, 2012 through May 31, 2012	—	—	—	N/A
June 1, 2012 through June 30, 2012	—	—	—	N/A

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES

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

NEWMONT MINING CORPORATION (Registrant)

Date: July 26, 2012	/s/ RUSSELL BALL
Russell Ball Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: July 26, 2012	/s/ DAVID OTTEWELL
David Ottewell Vice President and Controller (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number		Description

10.1	—	Annual Incentive Compensation Program of Newmont, as amended and restated, effective January 1, 2012, filed herewith.

10.2	—	Senior Executive Compensation Program of Newmont, as amended and restated, effective January 1, 2012, filed herewith.

10.3	—	Strategic Stock Unit Bonus Program for Grades E-5 to E-6 of Newmont, effective January 1, 2012, filed herewith.

10.4	—	Transition Agreement between Newmont International Services Limited and Guy Lansdown, effective May 18, 2012, filed herewith.

12.1	—	Computation of Ratio of Earnings to Fixed Charges, filed herewith.

31.1	—	Certification Pursuant to Rule 13A-14 or 15-D-14 of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 signed by the Principal Executive Officer, filed herewith.

31.2	—	Certification Pursuant to Rule 13A-14 or 15-D-14 of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 signed by the Chief Financial Officer, filed herewith.

32.1	—	Statement Required by 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed by the Principal Executive Officer, filed herewith. (1)

32.2	—	Statement Required by 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed by the Chief Financial Officer, filed herewith. (1)

95	—	Information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act, filed herewith.

101	—

101.INS         XBRL Instance

101.SCH        XBRL Taxonomy Extension Schema

101.CAL        XBRL Taxonomy Extension Calculation

101.LAB        XBRL Taxonomy Extension Labels

101.PRE         XBRL Taxonomy Extension Presentation

101.DEF         XBRL Taxonomy Extension Definition

(1)	This document is being furnished in accordance with SEC Release Nos. 33-8212 and 34-47551.