Form 10-Q
period 2012-09-30
NEWMONT MINING CORP /DE/
filed 2012-11-01
CIK 1164727

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2012

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

(Check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company.)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b2 of the Exchange Act).    ☐  Yes    ☒  No

There were 491,536,089 shares of common stock outstanding on October 25, 2012 (and 4,898,042 exchangeable shares).

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

NEWMONT MINING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(unaudited, in millions except per share)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Sales (Note 3)	$2,480	$2,744	$7,392	$7,593
Costs and expenses
Costs applicable to sales (1) (Note 3)	1,088	1,008	3,107	2,865
Amortization	272	270	751	776
Reclamation and remediation (Note 4)	17	6	49	63
Exploration	115	104	309	255
Advanced projects, research and development	74	93	258	247
General and administrative	51	50	162	145
Other expense, net (Note 5)	131	36	377	196

	1,748	1,567	5,013	4,547

Other income (expense)
Other income, net (Note 6)	52	(76)	121	3
Interest expense, net	(67)	(65)	(190)	(193)

	(15)	(141)	(69)	(190)

Income before income and mining tax and other items	717	1,036	2,310	2,856
Income and mining tax expense (Note 9)	(228)	(371)	(746)	(863)
Equity income (loss) of affiliates	(9)	10	(39)	12

Income from continuing operations	480	675	1,525	2,005
Loss from discontinued operations (Note 10)	(33)	—	(104)	(136)

Net income	447	675	1,421	1,869
Net income attributable to noncontrolling interests (Note 11)	(80)	(182)	(285)	(475)

Net income attributable to Newmont stockholders	$367	$493	$1,136	$1,394

Net income attributable to Newmont stockholders:
Continuing operations	$400	$493	$1,240	$1,530
Discontinued operations	(33)	—	(104)	(136)

	$367	$493	$1,136	$1,394

Income per common share (Note 12)
Basic:
Continuing operations	$0.81	$1.00	$2.50	$3.10
Discontinued operations	(0.07)	—	(0.21)	(0.28)

	$0.74	$1.00	$2.29	$2.82

Diluted:
Continuing operations	$0.81	$0.98	$2.48	$3.05
Discontinued operations	(0.07)	—	(0.21)	(0.27)

	$0.74	$0.98	$2.27	$2.78

Cash dividends declared per common share	$0.35	$0.30	$1.05	$0.65

(1)	Excludes Amortization and Reclamation and remediation.

The accompanying notes are an integral part of the condensed consolidated financial statements.

NEWMONT MINING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited, in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net income	$447	$675	$1,421	$1,869
Other comprehensive income (loss):
Unrealized gain (loss) on marketable securities, net of $(62), $(6), $(67) and $74 tax benefit and (expense), respectively	184	(270)	(129)	(345)
Foreign currency translation adjustments	16	(163)	16	(36)
Change in pension and other post-retirement benefits, net of $3, $2, $7 and $5 tax expense, respectively	4	3	12	11
Change in fair value of cash flow hedge instruments, net of $(16), $70, $(34) and $222 tax benefit and (expense), respectively
Net change from periodic revaluations	55	(389)	128	(172)
Net amount reclassified to income	(24)	(32)	(83)	(104)

Net unrecognized gain (loss) on derivatives	31	(421)	45	(276)

Other comprehensive income (loss)	235	(851)	(56)	(646)

Comprehensive income	$682	$(176)	$1,365	$1,223

Comprehensive income attributable to:
Newmont stockholders	$601	$(355)	$1,079	$748
Noncontrolling interests	81	179	286	475

	$682	$(176)	$1,365	$1,223

The accompanying notes are an integral part of the condensed consolidated financial statements.

NEWMONT MINING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in millions)

	Nine Months Ended September 30,
	2012	2011
Operating activities:
Net income	$1,421	$1,869
Adjustments:
Amortization	751	776
Loss from discontinued operations	104	136
Reclamation and remediation	49	63
Deferred income taxes	25	(106)
Stock based compensation and other non-cash benefits	55	62
Impairment of marketable securities	39	175
Gain on asset sales, net	(12)	(68)
Other operating adjustments and write-downs	149	102
Net change in operating assets and liabilities (Note 23)	(1,039)	(343)

Net cash provided from continuing operations	1,542	2,666
Net cash used in discontinued operations	(12)	(4)

Net cash provided from operations	1,530	2,662

Investing activities:
Additions to property, plant and mine development	(2,394)	(1,781)
Sale of marketable securities	209	74
Purchases of marketable securities	(209)	(17)
Acquisitions, net	(22)	(2,301)
Proceeds from sale of other assets	13	6
Other	(48)	(9)

Net cash used in investing activities	(2,451)	(4,028)

Financing activities:
Proceeds from debt, net	3,343	1,798
Repayment of debt	(1,956)	(2,086)
Payment of conversion premium on debt	(172)	—
Dividends paid to common stockholders	(521)	(321)
Dividends paid to noncontrolling interests	(3)	(17)
Proceeds from stock issuance, net	20	35
Other	(2)	3

Net cash provided from (used in) financing activities	709	(588)

Effect of exchange rate changes on cash	1	33

Net change in cash and cash equivalents	(211)	(1,921)
Cash and cash equivalents at beginning of period	1,760	4,056

Cash and cash equivalents at end of period	$1,549	$2,135

The accompanying notes are an integral part of the condensed consolidated financial statements.

NEWMONT MINING CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited, in millions)

	At September 30, 2012	At December 31, 2011
ASSETS
Cash and cash equivalents	$1,549	$1,760
Trade receivables	314	300
Accounts receivable	470	320
Investments (Note 17)	89	94
Inventories (Note 18)	842	714
Stockpiles and ore on leach pads (Note 19)	720	671
Deferred income tax assets	251	396
Other current assets (Note 20)	1,089	1,133

Current assets	5,324	5,388
Property, plant and mine development, net	17,472	15,881
Investments (Note 17)	1,397	1,472
Stockpiles and ore on leach pads (Note 19)	2,775	2,271
Deferred income tax assets	1,659	1,605
Other long-term assets (Note 20)	896	857

Total assets	$29,523	$27,474

LIABILITIES
Debt (Note 21)	$25	$689
Accounts payable	612	561
Employee-related benefits	320	307
Income and mining taxes	87	250
Other current liabilities (Note 22)	1,527	2,133

Current liabilities	2,571	3,940
Debt (Note 21)	6,099	3,624
Reclamation and remediation liabilities (Note 4)	1,276	1,169
Deferred income tax liabilities	2,186	2,147
Employee-related benefits	479	459
Other long-term liabilities (Note 22)	396	364

Total liabilities	13,007	11,703

Commitments and contingencies (Note 26)
EQUITY
Common stock	786	784
Additional paid-in capital	8,307	8,408
Accumulated other comprehensive income	595	652
Retained earnings	3,667	3,052

Newmont stockholders’ equity	13,355	12,896
Noncontrolling interests	3,161	2,875

Total equity	16,516	15,771

Total liabilities and equity	$29,523	$27,474

The accompanying notes are an integral part of the condensed consolidated financial statements.

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

NOTE 1    BASIS OF PRESENTATION

The interim Condensed Consolidated Financial Statements (“interim statements”) of Newmont Mining Corporation and its subsidiaries (collectively, “Newmont” or the “Company”) are unaudited. In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these interim statements have been included. The results reported in these interim statements are not necessarily indicative of the results that may be reported for the entire year. These interim statements should be read in conjunction with Newmont’s Consolidated Financial Statements for the year ended December 31, 2011 filed February 24, 2012 on Form 10-K. The year-end balance sheet data was derived from the audited financial statements and, in accordance with the instructions to Form 10-Q, certain information and footnote disclosures required by United States generally accepted accounting principles (“GAAP”) have been condensed or omitted. References to “A$” refer to Australian currency, “NZ$” to New Zealand currency and “$” to United States currency.

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

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

NOTE 3    SEGMENT INFORMATION

	Sales	Costs Applicable to Sales	Amortization	Advanced Projects and Exploration	Pre-Tax Income (Loss)
Three Months Ended September 30, 2012
Nevada	$734	$292	$61	$47	$330
La Herradura	88	31	5	11	39
Other North America	—	—	—	1	(24)

North America	822	323	66	59	345

Yanacocha	585	185	83	14	254
Conga	—	—	—	9	(12)
Other South America	—	—	—	15	(10)

South America	585	185	83	38	232

Boddington:
Gold	281	155	37	NA	NA
Copper	60	39	7	NA	NA

Total	341	194	44	2	98
Batu Hijau:
Gold	24	17	2	NA	NA
Copper	146	99	21	NA	NA

Total	170	116	23	8	10
Other Australia/New Zealand	358	201	34	18	98
Other Asia Pacific	—	—	—	5	(16)

Asia Pacific	869	511	101	33	190

Ahafo	204	69	18	20	98
Akyem	—	—	—	6	(6)
Other Africa	—	—	—	3	(4)

Africa	204	69	18	29	88

Corporate and Other	—	—	4	30	(138)

Consolidated	$2,480	$1,088	$272	$189	$717

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

	Sales	Costs Applicable to Sales	Amortization	Advanced Projects and Exploration	Pre-Tax Income (Loss)
Three Months Ended September 30, 2011
Nevada	$712	$267	$69	$39	$333
La Herradura	92	31	6	5	54
Other North America	—	—	3	52	(56)

North America	804	298	78	96	331

Yanacocha	544	194	67	8	280
Conga	—	—	—	11	(10)
Other South America	—	—	—	11	(11)

South America	544	194	67	30	259

Boddington:
Gold	245	112	28	N/A	N/A
Copper	40	28	6	N/A	N/A

Total	285	140	34	3	124
Batu Hijau:
Gold	198	58	14	N/A	N/A
Copper	233	73	16	N/A	N/A

Total	431	131	30	2	258
Other Australia/New Zealand	437	174	36	14	218
Other Asia Pacific	—	—	1	5	3

Asia Pacific	1,153	445	101	24	603

Ahafo	243	71	19	11	134
Akyem	—	—	—	2	(3)
Other Africa	—	—	—	2	(3)

Africa	243	71	19	15	128

Corporate and Other	—	—	5	32	(285)

Consolidated	$2,744	$1,008	$270	$197	$1,036

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

	Sales	Costs Applicable to Sales	Amortization	Advanced Projects and Exploration	Pre-Tax Income (Loss)	Total Assets	Capital Expenditures(1)
Nine Months Ended September 30, 2012
Nevada	$2,028	$817	$161	$124	$916	$7,420	$520
La Herradura	274	96	16	28	130	388	41
Other North America	—	—	—	2	(130)	204	9

North America	2,302	913	177	154	916	8,012	570

Yanacocha	1,793	523	195	49	936	2,812	392
Conga	—	—	—	48	(51)	1,617	467
Other South America	—	—	—	59	(54)	30	—

South America	1,793	523	195	156	831	4,459	859

Boddington:
Gold	843	449	118	N/A	N/A	N/A	N/A
Copper	163	107	25	N/A	N/A	N/A	N/A

Total	1,006	556	143	7	278	4,678	77
Batu Hijau:
Gold	76	47	8	N/A	N/A	N/A	N/A
Copper	406	254	51	N/A	N/A	N/A	N/A

Total	482	301	59	22	42	3,662	98
Other Australia/New Zealand	1,116	573	103	51	378	1,390	214
Other Asia Pacific	—	—	3	15	(20)	827	12

Asia Pacific	2,604	1,430	308	95	678	10,557	401

Ahafo	693	241	58	42	348	1,350	176
Akyem	—	—	—	15	(16)	888	305
Other Africa	—	—	—	8	(8)	6	—

Africa	693	241	58	65	324	2,244	481

Corporate and Other	—	—	13	97	(439)	4,251	76

Consolidated	$7,392	$3,107	$751	$567	$2,310	$29,523	$2,387

(1)	Includes a decrease in accrued capital expenditures of $7; consolidated capital expenditures on a cash basis were $2,394.

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

	Sales	Costs Applicable to Sales	Amortization	Advanced Projects and Exploration	Pre-Tax Income (Loss)	Total Assets	Capital Expenditures(1)
Nine Months Ended September 30, 2011
Nevada	$1,823	$763	$197	$94	$744	$6,820	$380
La Herradura	238	76	15	14	134	308	55
Other North America	—	—	10	149	(114)	2,226	74

North America	2,061	839	222	257	764	9,354	509

Yanacocha	1,430	537	186	25	661	2,683	244
Conga	—	—	—	21	(21)	776	448
Other South America	—	—	—	25	(26)	36	—

South America	1,430	537	186	71	614	3,495	692

Boddington:
Gold	746	329	87	N/A	N/A	N/A	N/A
Copper	147	83	20	N/A	N/A	N/A	N/A

Total	893	412	107	6	368	4,439	122
Batu Hijau:
Gold	430	122	28	N/A	N/A	N/A	N/A
Copper	844	241	54	N/A	N/A	N/A	N/A

Total	1,274	363	82	3	767	3,690	149
Other Australia/New Zealand	1,227	498	102	36	583	1,169	212
Other Asia Pacific	—	—	2	11	(31)	415	8

Asia Pacific	3,394	1,273	293	56	1,687	9,713	491

Ahafo	708	216	61	26	389	1,103	71
Akyem	—	—	—	4	(5)	420	127
Other Africa	—	—	—	5	(9)	4	—

Africa	708	216	61	35	375	1,527	198

Corporate and Other	—	—	14	83	(584)	5,050	23

Consolidated	$7,593	$2,865	$776	$502	$2,856	$29,139	$1,913

(1)	Includes an increase in accrued capital expenditures of $132; consolidated capital expenditures on a cash basis were $1,781.

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

NOTE 4    RECLAMATION AND REMEDIATION

At September 30, 2012 and December 31, 2011, $1,149 and $1,070, respectively, were accrued for reclamation obligations relating to mineral properties. In addition, the Company is involved in several matters concerning environmental obligations associated with former, primarily historic, mining activities. Generally, these matters concern developing and implementing remediation plans at the various sites involved. At September 30, 2012 and December 31, 2011, $189 and $170, respectively, were accrued for such obligations. These amounts are also included in Reclamation and remediation liabilities.

The following is a reconciliation of Reclamation and remediation liabilities:

	Nine Months Ended September 30,
	2012	2011
Balance at beginning of period	$1,240	$1,048
Additions, changes in estimates and other	106	20
Liabilities settled	(57)	(24)
Accretion expense	49	44

Balance at end of period	$1,338	$1,088

The current portion of Reclamation and remediation liabilities of $62 and $71 at September 30, 2012 and December 31, 2011, respectively, are included in Other current liabilities (see Note 22).

The Company’s reclamation and remediation expenses consisted of:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Reclamation	$—	$(9)	$—	$19
Accretion - operating	14	13	41	38
Accretion - non-operating	3	2	8	6

	$17	$6	$49	$63

NOTE 5    OTHER EXPENSE, NET

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Hope Bay care and maintenance	$27	$—	$129	$—
Regional administration	22	18	72	55
Community development	18	6	69	46
Restructuring and other	48	—	48	—
Western Australia power plant	5	3	13	12
Acquisition costs	—	1	12	22
Indonesian value added tax settlement	—	—	—	21
Other	11	8	34	40

	$131	$36	$377	$196

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

NOTE 6    OTHER INCOME, NET

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Development projects, net	$16	$16	$49	$36
Canadian Oil Sands dividends	11	9	31	25
Refinery income, net	20	24	27	30
Reduction of allowance for loan receivable	—	—	21	—
Gain on asset sales, net	2	1	12	4
Interest	2	2	9	8
Gain on sale of investments, net	—	14	—	64
Foreign currency exchange, net	(1)	39	(4)	10
Impairment of marketable securities	(7)	(174)	(39)	(175)
Other	9	(7)	15	1

	$52	$(76)	$121	$3

NOTE 7    EMPLOYEE PENSION AND OTHER BENEFIT PLANS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Pension benefit costs, net
Service cost	$7	$7	$22	$19
Interest cost	10	9	31	29
Expected return on plan assets	(11)	(10)	(33)	(31)
Amortization, net	6	5	20	17

	$12	$11	$40	$34

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Other benefit costs, net
Service cost	$1	$1	$2	$2
Interest cost	1	2	4	4
Amortization, net	—	(1)	—	(1)

	$2	$2	$6	$5

NOTE 8    STOCK BASED COMPENSATION

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Stock options	$4	$5	$11	$15
Restricted stock units	8	4	19	24
Performance leveraged stock units	2	3	8	7
Strategic stock units	1	—	2	—

	$15	$12	$40	$46

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

NOTE 9    INCOME AND MINING TAXES

During the third quarter of 2012, the Company recorded estimated income and mining tax expense of $228, resulting in an effective tax rate of 32%. Estimated income and mining tax expense during the third quarter of 2011 was $371 for an effective tax rate of 36%. The lower effective tax rate in the third quarter of 2012 is a result of the following: (i) composition of income earned in 2012 is more heavily weighted to those jurisdictions for which the Company claims percentage depletion, (2) lower pretax book income in the current year is resulting in a larger favorable tax rate impact from the benefit of percentage depletion, and (iii) a small decrease in the valuation allowance recorded during the current quarter on the Company’s Canadian deferred tax assets generated in 2012 due to care and maintenance expenditures at Hope Bay compared to the prior quarter valuation allowance resulting from the impairment of certain marketable equity securities.

During the first nine months of 2012, estimated income and mining tax expense was $746, resulting in an effective tax rate of 32%. Estimated income and mining tax expense during the first nine months of 2011 was $863 for an effective tax rate of 31%. The slightly higher effective tax rate in the first nine months of 2012 is primarily due to the change in valuation allowances recorded on the Company’s deferred tax assets.

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

At September 30, 2012, the Company’s total unrecognized tax benefit was $237 for uncertain income tax positions taken or expected to be taken on income tax returns. Of this, $19 represents the amount of unrecognized tax benefits that, if recognized, would affect the Company’s effective income tax rate.

As a result of the statute of limitations that expire in the next 12 months in various jurisdictions, and possible settlements of audit-related issues with taxing authorities in various jurisdictions with respect to which none of the issues are individually significant, the Company believes that it is reasonably possible that the total amount of its net unrecognized income tax benefits will decrease by approximately $10 to $15 in the next 12 months.

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

The Company’s income and mining tax expense differed from the amounts computed by applying the United States statutory corporate income tax rate for the following reasons:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2012		2011		2012		2011
Income before income and mining tax and other items		$717		$1,036		$2,310		$2,856

Tax at statutory rate	35%	$251	35%	$363	35%	$809	35%	$1,000
Reconciling items:
Tax benefit generated on change in form of a non-U.S. subsidiary	—	—	—	—	—	—	(2)%	(65)
Percentage depletion	(7)%	(53)	(4)%	(45)	(7)%	(161)	(5)%	(156)
Change in valuation allowance on deferred tax assets	3%	19	4%	38	3%	65	1%	38
Other	1%	11	1%	15	1%	33	2%	46

Income and mining tax expense	32%	$228	36%	$371	32%	$746	31%	$863

NOTE 10    DISCONTINUED OPERATIONS

Discontinued operations include Holloway Mining Company, which owned the Holt-McDermott property (“Holt property”) and was sold to St. Andrew Goldfields Ltd. (“St. Andrew”) in 2006. In 2009, the Superior Court issued a decision finding Newmont Canada Corporation (“Newmont Canada”) liable for a sliding scale royalty on production from the Holt property, which was upheld in 2011 by the Ontario Court of Appeal. During the third quarter of 2012, the Company recorded an additional $33 charge, net of tax benefits of $2, to reflect higher gold prices offset by a decrease in future expected production at the Holt property due to new resource estimates. The total charges for the first nine months of 2012 are $104, net of tax benefits of $6.

Net operating cash used in discontinued operations of $12 and $4 in the first nine months of 2012 and 2011, respectively, relate to payments on the Holt property royalty.

NOTE 11    NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Yanacocha	$73	$94	$268	$226
Batu Hijau	3	85	11	251
Other	4	3	6	(2)

	$80	$182	$285	$475

At September 30, 2012 and for all periods presented, Newmont had a 48.5% effective economic interest in PT Newmont Nusa Tenggara (“PTNNT”). PTNNT operates the Batu Hijau copper and gold mine in Indonesia. Based on ASC guidance for variable interest entities, Newmont consolidates PTNNT in its Condensed Consolidated Financial Statements.

Newmont has a 51.35% ownership interest in Minera Yanacocha S.R.L. (“Yanacocha”), with the remaining interests held by Compañia de Minas Buenaventura, S.A.A. (43.65%) and the International Finance Corporation (5%).

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

NOTE 12    INCOME PER COMMON SHARE

Basic income per common share is computed by dividing income available to Newmont common stockholders by the weighted average number of common shares outstanding during the period. Diluted income per common share is computed similarly except that weighted average common shares is increased to reflect all dilutive instruments.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net income attributable to Newmont stockholders
Continuing operations	$400	$493	$1,240	$1,530
Discontinued operations	(33)	—	(104)	(136)

	$367	$493	$1,136	$1,394

Weighted average common shares:
Basic	496	494	496	494
Effect of employee stock-based awards	1	2	1	1
Effect of convertible notes	2	8	3	7

Diluted	499	504	500	502

Income per common share
Basic:
Continuing operations	$0.81	$1.00	$2.50	$3.10
Discontinued operations	(0.07)	—	(0.21)	(0.28)

	$0.74	$1.00	$2.29	$2.82

Diluted:
Continuing operations	$0.81	$0.98	$2.48	$3.05
Discontinued operations	(0.07)	—	(0.21)	(0.27)

	$0.74	$0.98	$2.27	$2.78

Options to purchase 2 and 3 million shares of common stock at average exercise prices of $57 and $57 were outstanding at September 30, 2012 and 2011, respectively, but were not included in the computation of diluted weighted average common shares because their effect would have been anti-dilutive.

Under its convertible note indentures, Newmont is required to settle the principal amount of its 2014 and 2017 Convertible Senior Notes in cash and may elect to settle the remaining conversion premium (average share price in excess of the conversion price), if any, in cash, shares or a combination thereof. The effect of contingently convertible instruments on diluted earnings per share is calculated under the net share settlement method in accordance with ASC guidance. The average price of the Company’s common stock exceeded the conversion prices for all periods presented, resulting in additional shares included in the computation of diluted weighted average common shares.

In February 2012, the holders of the Company’s 2012 Convertible Senior Notes exercised their election to convert the notes. The Company elected to pay the $172 conversion premium with cash, and as a result no common shares were issued.

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

NOTE 13    CHANGES IN EQUITY

	Nine Months Ended September 30,
	2012	2011
Common stock:
At beginning of period	$784	$778
Stock based awards	2	3

At end of period	786	781

Additional paid-in capital:
At beginning of period	8,408	8,279
Conversion premium on convertible notes	(172)	—
Stock based awards	71	86
Shares issued in exchange for exchangeable shares	—	(1)

At end of period	8,307	8,364

Accumulated other comprehensive income:
At beginning of period	652	1,108
Other comprehensive income	(57)	(646)

At end of period	595	462

Retained earnings:
At beginning of period	3,052	3,180
Net income attributable to Newmont stockholders	1,136	1,394
Dividends paid	(521)	(321)

At end of period	3,667	4,253

Noncontrolling interests:
At beginning of period	2,875	2,371
Net income attributable to noncontrolling interests	285	475
Dividends paid	—	(2)
Other comprehensive income	1	—

At end of period	3,161	2,844

Total equity	$16,516	$16,704

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

NOTE 14    ACQUISITIONS

On April 6, 2011, Newmont completed the acquisition of Fronteer Gold, Inc. (“Fronteer”). Under the Arrangement, shareholders of Fronteer received C$14.00 in cash and one-fourth of a common share in Pilot Gold, which retained certain exploration assets of Fronteer, for each common share of Fronteer. In connection with the acquisition, Newmont incurred transaction costs of $22, which were recorded in Other Expense, net in the first nine months of 2011.

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

	Fair Value at September 30, 2012
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$274	$274	$—	$—
Marketable equity securities:
Extractive industries	1,364	1,364	—	—
Other	8	8	—	—
Marketable debt securities:
Asset backed commercial paper	20	—	—	20
Corporate	8	—	8	—
Auction rate securities	5	—	—	5
Trade receivable from provisional copper and gold concentrate sales, net	237	237	—	—
Derivative instruments, net:
Foreign exchange forward contracts	256	—	256	—
Diesel forward contracts	5	—	5	—

	$2,177	$1,883	$269	$25

Liabilities:
Boddington contingent consideration	44	—	—	44
Holt property royalty	274	—	—	274

	$318	$—	$—	$318

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

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

The estimated value of the Boddington contingent royalty was determined using a Monte Carlo valuation model which simulates future gold and copper prices and costs applicable to sales. This contingent royalty is capped at $100, and at June 30,2012, the Company increased the accrual to the maximum of $100 using the following long-term price assumptions: 1) $1,500 per ounce gold price, 2) $3.50 per pound copper price, 3) $90 per barrel of oil, and 4) a $1.00 A$/US$ exchange rate. The Company used an approximate 4% discount rate in the model. The contingent royalty liability is classified within Level 3 of the fair value hierarchy.

The estimated fair value of the Holt sliding scale royalty was determined using a Monte Carlo valuation model to simulate future gold prices utilizing a long-term gold price assumption of $1,500 per ounce, various gold production scenarios based on publicly available reserve and resource information for the Holt property and an approximate 3% weighted average discount rate. The sliding scale royalty liability is classified within Level 3 of the fair value hierarchy.

The table below sets forth a summary of changes in the fair value of the Company’s Level 3 financial assets and liabilities for the nine months ended September 30, 2012:

	Auction Rate Securities	Asset Backed Commercial Paper	Total Assets	Boddington Contingent Royalty	Holt Property Royalty	Total Liabilities
Balance at beginning of period	$5	$19	$24	$54	$176	$230
Settlements	—	—	—	(22)	(12)	(34)
Revaluation	—	1	1	12	110	122

Balance at end of period	$5	$20	$25	$44	$274	$318

At September 30, 2012, assets and liabilities classified within Level 3 of the fair value hierarchy represent 1% and 100%, respectively, of total assets and liabilities measured at fair value.

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

Cash Flow Hedges

The foreign currency, diesel and forward starting swap contracts are designated as cash flow hedges, and as such, the effective portion of unrealized changes in market value have been recorded in Accumulated other comprehensive income and are reclassified to earnings during the period in which the hedged transaction affects earnings. Gains and losses from hedge ineffectiveness are recognized in current earnings.

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

In June 2011, Newmont began hedging a portion of the Company’s A$ denominated capital expenditures related to the Akyem project in Africa utilizing fixed forward contracts with expiration dates up to two years.

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

In July 2011, Newmont began hedging a portion of the Company’s A$ denominated capital expenditures related to the planned construction of a mine shaft at Tanami in Australia utilizing foreign currency contracts. The hedging instruments are fixed forward contracts with expiration dates up to three years.

Newmont had the following foreign currency derivative contracts outstanding at September 30, 2012:

	Expected Maturity Date
	2012	2013	2014	2015	2016	2017	Total/ Average
A$ Operating Fixed Forward Contracts:
A$ notional (millions)	332	1,130	833	534	298	62	3,189
Average rate ($/A$)	0.93	0.93	0.91	0.89	0.90	0.90	0.92
Expected hedge ratio	84%	73%	53%	35%	19%	5%
A$ Capital Fixed Forward Contracts:
A$ notional (millions)	12	14	59	—	—	—	85
Average rate ($/A$)	0.99	0.98	0.96	—	—	—	0.97
Expected hedge ratio	49%	87%	91%	—	—	—
NZ$ Operating Fixed Forward Contracts:
NZ$ notional (millions)	22	50	16	—	—	—	88
Average rate ($/NZ$)	0.78	0.78	0.78	—	—	—	0.78
Expected hedge ratio	67%	41%	18%	—	—	—

Diesel Fixed Forward Contracts

Newmont hedges a portion of its operating cost exposure related to diesel consumed at its Nevada operations to reduce the variability in realized diesel prices. The hedging instruments consist of a series of financially settled fixed forward contracts with expiration dates up to three years.

Newmont had the following diesel derivative contracts outstanding at September 30, 2012:

	Expected Maturity Date
	2012	2013	2014	2015	Total/ Average
Diesel Fixed Forward Contracts:
Diesel gallons (millions)	8	24	11	2	45
Average rate ($/gallon)	2.94	2.93	2.89	2.85	2.92
Expected hedge ratio	69%	54%	27%	8%

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

Derivative Instrument Fair Values

Newmont had the following derivative instruments designated as hedges at September 30, 2012 and December 31, 2011:

	Fair Value
	At September 30, 2012
	Other Current Assets	Other Long- Term Assets	Other Current Liabilities	Other Long- Term Liabilities
Foreign currency exchange contracts:
A$ operating fixed forwards	$109	$140	$—	$—
A$ capital fixed forwards	3	1	—	—
NZ$ operating fixed forwards	3	—	—	—
Diesel fixed forwards	5	1	1	—

Total derivative instruments (Note 20 and 22)	$120	$142	$1	$—

	Fair Value
	At December 31, 2011
	Other Current Assets	Other Long- Term Assets	Other Current Liabilities	Other Long- Term Liabilities
Foreign currency exchange contracts:
A$ operating fixed forwards	$121	112	6	4
A$ capital fixed forwards	—	—	—	1
NZ$ operating fixed forwards	2	—	1	—
Diesel fixed forwards	4	—	2	1
Forward starting interest rate swaps	—	—	399	—

Total derivative instruments (Note 20 and 22)	$127	$112	$408	$6

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

	Foreign Currency Exchange Contracts		Diesel Forward Contracts		Forward Starting Swap Contracts
	2012	2011	2012	2011	2012	2011
For the three months ended September 30,
Cash flow hedging relationships:
Gain (loss) recognized in other comprehensive income (effective portion)	$70	$(263)	$14	$(7)	$—	$(345)
Gain (loss) reclassified from Accumulated other comprehensive income into income (effective portion) (1)	40	50	2	3	(3)	—
(Loss) reclassified from Accumulated other comprehensive income into income (ineffective portion) (2)	—	—	—	—	—	(10)
For the nine months ended September 30,
Cash flow hedging relationships:
Gain (loss) recognized in other comprehensive income (effective portion)	$156	$(70)	$10	$3	$36	$(356)
Gain (loss) reclassified from Accumulated other comprehensive income into income (effective portion) (1)	125	141	6	12	(7)	—
Gain (loss) reclassified from Accumulated other comprehensive income into income (ineffective portion) (2)	—	—	—	—	2	(10)

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

The amount to be reclassified from Accumulated other comprehensive income, net of tax to income for derivative instruments during the next 12 months is a gain of approximately $61.

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

London Metal Exchange (“LME”) copper prices averaged $3.50 per pound during the three months ended September 30, 2012, compared with the Company’s recorded average provisional price of $3.53 per pound before mark-to-market adjustments and treatment and refining charges. LME copper prices averaged $3.61 per pound during the nine months ended September 30, 2012, compared with the Company’s recorded average provisional price of $3.60 per pound before mark-to-market adjustments and treatment and refining charges. During the three and nine months ended September 30, 2012, changes in copper prices resulted in a provisional pricing mark-to-market gain of $18 ($0.30 per pound) and gain of $31 ($0.19 per pound), respectively. At September 30, 2012, Newmont had copper sales of 67 million pounds priced at an average of $3.74 per pound, subject to final pricing over the next several months.

The average London P.M. fix for gold was $1,652 per ounce during the three months ended September 30, 2012, compared with the Company’s recorded average provisional price of $1,653 per ounce before mark-to-market adjustments and treatment and refining charges. The average London P.M. fix for gold was $1,652 per ounce during the nine months ended September 30, 2012, compared to the Company’s recorded average provisional price of $1,652 per ounce before mark-to-market adjustments and treatment and refining charges. During the three and nine months ended September 30, 2012, changes in gold prices resulted in a provisional pricing mark-to-market gain of $13 ($9 per ounce) and gain of $17 ($4 per ounce), respectively. At September 30, 2012, Newmont had gold sales of 87,000 ounces priced at an average of $1,777 per ounce, subject to final pricing over the next several months.

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

NOTE 17    INVESTMENTS

	At September 30, 2012
	Cost/Equity Basis	Unrealized		Fair/Equity Basis
		Gain	Loss
Current:
Marketable Equity Securities:
Paladin Energy Ltd.	$59	$8	$—	$67
Other	14	9	(1)	22

	$73	$17	$(1)	$89

Long-term:
Marketable Debt Securities:
Asset backed commercial paper	$26	$—	$(6)	$20
Auction rate securities	8	—	(3)	5
Corporate	6	2	—	8

	40	2	(9)	33

Marketable Equity Securities:
Canadian Oil Sands Ltd.	314	347	—	661
Gabriel Resources Ltd.	79	29	—	108
Regis Resources Ltd.	36	402	—	438
Other	59	18	(1)	76

	488	796	(1)	1,283

Other investments, at cost	11	1	—	12
Investment in Affiliates:
Minera La Zanja S.R.L.	69	—	—	69

	$608	$799	$(10)	$1,397

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

Included in Investments at September 30, 2012 and December 31, 2011 are $9 and $11 of long-term marketable debt securities, respectively, and $8 and $4 of long-term marketable equity securities, respectively, that are legally pledged for purposes of settling asset retirement obligations related to the San Jose Reservoir at Yanacocha.

During the three and nine months ended September 30, 2012, the Company recognized impairments for other-than-temporary declines in value of $7 and $39 for marketable equity securities. During the third quarter of 2011, the Company recognized impairments for other-than-temporary declines in value of $148 related to its holdings of Paladin Energy Ltd. and $26 for other marketable equity securities.

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

The following tables present the gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by length of time that the individual securities have been in a continuous unrealized loss position:

	Less than 12 Months		12 Months or Greater		Total
At September 30, 2012	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Marketable equity securities	$7	$2	$—	$—	$7	$2
Asset backed commercial paper	—	—	20	6	20	6
Auction rate securities	—	—	5	3	5	3

	$7	$2	$25	$9	$32	$11

	Less than 12 Months		12 Months or Greater		Total
At December 31, 2011	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Marketable equity securities	$42	$18	$—	$—	$42	$18
Asset backed commercial paper	—	—	19	6	19	6
Auction rate securities	—	—	5	2	5	2

	$42	$18	$24	$8	$66	$26

While the fair values of the Company’s investments in asset backed commercial paper and auction rate securities are below their respective cost, the Company views these declines as temporary. The Company intends to hold its investment in auction rate securities and asset backed commercial paper until maturity or such time that the market recovers and therefore considers these losses temporary.

NOTE 18    INVENTORIES

	At September 30, 2012	At December 31, 2011
In-process	$122	$159
Concentrate	192	116
Precious metals	39	12
Materials, supplies and other	489	427

	$842	$714

NOTE 19    STOCKPILES AND ORE ON LEACH PADS

	At September 30, 2012	At December 31, 2011
Current:
Stockpiles	$560	$506
Ore on leach pads	160	165

	$720	$671

Long-term:
Stockpiles	$2,384	$1,904
Ore on leach pads	391	367

	$2,775	$2,271

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

	At September 30, 2012	At December 31, 2011
Stockpiles and ore on leach pads:
Nevada	$649	$536
La Herradura	39	6
Yanacocha	509	512
Boddington	476	435
Batu Hijau	1,436	1,119
Other Australia/New Zealand	175	161
Ahafo	211	173

	$3,495	$2,942

NOTE 20    OTHER ASSETS

	At September 30, 2012	At December 31, 2011
Other current assets:
Refinery metal inventory and receivable	$636	$796
Prepaid assets	224	93
Derivative instruments	120	127
Restricted cash	—	20
Note receivable	—	12
Other	109	85

	$1,089	$1,133

Other long-term assets:
Goodwill	$188	$188
Derivative instruments	142	112
Intangible assets	139	147
Restricted cash	98	48
Debt issuance costs	76	59
Income tax receivable	57	142
Other receivables	11	17
Other	185	144

	$896	$857

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

NOTE 21    DEBT

	At September 30, 2012		At December 31, 2011
	Current	Non-Current	Current	Non-Current
Sale-leaseback of refractory ore treatment plant	$15	$—	$165	$—
Corporate revolving credit facility	—	—	—	33
2012 Convertible Senior Notes, net	—	—	514	—
2014 Convertible Senior Notes, net	—	529	—	512
2017 Convertible Senior Notes, net	—	466	—	452
2019 Senior Notes, net	—	897	—	896
2022 Senior Notes, net	—	1,489	—	—
2035 Senior Notes, net	—	598	—	598
2039 Senior Notes, net	—	1,087	—	1,087
2042 Senior Notes, net	—	992	—	—
Ahafo project finance facility	10	40	10	45
Other capital leases	—	1	—	1

	$25	$6,099	$689	$3,624

Scheduled minimum debt repayments are $20 for the remainder of 2012, $10 in 2013, $539 in 2014, $10 in 2015, $10 in 2016 and $5,535 thereafter.

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

2022 and 2042 Senior Notes

In March 2012, the Company completed a public offering of $1,500 and $1,000 uncollateralized Senior Notes maturing on March 15, 2022 and March 15, 2042, respectively; net proceeds were $1,479 and $983, respectively. The 2022 Senior Notes pay interest semi-annually at a rate of 3.50% per annum and the 2042 Senior Notes pay semi-annual interest of 4.875% per annum.

Consistent with the Company’s other Notes included in the table above, the 2022 and 2042 Senior Notes contain various covenants and default provisions including payment defaults, limitation on liens, limitation on sales and leaseback agreements and merger restrictions.

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

NOTE 22    OTHER LIABILITIES

	At September 30, 2012	At December 31, 2011
Other current liabilities:
Refinery metal payable	$636	$796
Accrued capital expenditures	228	248
Accrued operating costs	194	231
Taxes other than income and mining	86	93
Interest	86	55
Reclamation and remediation liabilities	62	71
Deferred income tax	58	50
Boddington contingent consideration	44	24
Royalties	40	53
Holt property royalty	24	17
Derivative instruments	1	408
Other	68	87

	$1,527	$2,133

Other long-term liabilities:
Holt property royalty	$250	$159
Income and mining taxes	71	88
Power supply agreements	45	45
Boddington contingent consideration	—	30
Derivative instruments	—	6
Other	30	36

	$396	$364

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

NOTE 23    NET CHANGE IN OPERATING ASSETS AND LIABILITIES

Net cash provided from operations attributable to the net change in operating assets and liabilities is composed of the following:

	Nine Months Ended September 30,
	2012	2011
Decrease (increase) in operating assets:
Trade and accounts receivable	$(7)	$125
Inventories, stockpiles and ore on leach pads	(603)	(332)
EGR refinery assets	177	(855)
Other assets	(81)	(109)
Increase (decrease) in operating liabilities:
Accounts payable and other accrued liabilities	(291)	(3)
EGR refinery liabilities	(177)	855
Reclamation liabilities	(57)	(24)

	$(1,039)	$(343)

NOTE 24    SUPPLEMENTAL CASH FLOW INFORMATION

	Nine Months Ended September 30,
	2012	2011
Income and mining taxes, net of refunds	$1,041	$1,301
Pension plan and other benefits and contributions	$32	$12
Interest, net of amounts capitalized	$123	$101

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

	Three Months Ended September 30, 2012
Condensed Consolidating Statement of Income	Newmont Mining Corporation	Newmont USA	Other Subsidiaries	Eliminations	Newmont Mining Corporation Consolidated
Sales	$—	$1,577	$903	$—	$2,480
Costs and expenses
Costs applicable to sales (1)	—	623	465	—	1,088
Amortization	—	174	98	—	272
Reclamation and remediation	—	12	5	—	17
Exploration	—	72	43	—	115
Advanced projects, research and development	—	55	20	(1)	74
General and administrative	—	52	(1)	—	51
Other expense, net	—	72	58	1	131

	—	1,060	688	—	1,748

Other income (expense)
Other income, net	(1)	16	37	—	52
Interest income—intercompany	46	4	—	(50)	—
Interest expense—intercompany	(3)	—	(47)	50	—
Interest expense, net	(66)	(7)	6	—	(67)

	(24)	13	(4)	—	(15)

Income before income and mining tax and other items	(24)	530	211	—	717
Income and mining tax expense	8	(245)	9	—	(228)
Equity income (loss) of affiliates	383	(6)	40	(426)	(9)

Income from continuing operations	367	279	260	(426)	480
Loss from discontinued operations	—	2	(35)	—	(33)

Net income	367	281	225	(426)	447
Net income attributable to noncontrolling interests	—	(74)	(29)	23	(80)

Net income attributable to Newmont stockholders	$367	$207	$196	$(403)	$367

Comprehensive income	$601	$299	$497	$(715)	$682
Comprehensive income attributable to noncontrolling interests	—	(75)	(29)	23	(81)

Comprehensive income attributable to Newmont stockholders	$601	$224	$468	$(692)	$601

(1)	Excludes Amortization and Reclamation and remediation.

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

	Three Months Ended September 30, 2011
Condensed Consolidating Statement of Income	Newmont Mining Corporation	Newmont USA	Other Subsidiaries	Eliminations	Newmont Mining Corporation Consolidated
Sales	$—	$1,779	$965	$—	$2,744
Costs and expenses
Costs applicable to sales (1)	—	623	385	—	1,008
Amortization	—	175	96	(1)	270
Reclamation and remediation	—	2	4	—	6
Exploration	—	52	52	—	104
Advanced projects, research and development	—	47	46	—	93
General and administrative	—	50	—	—	50
Other expense, net	—	8	27	1	36

	—	957	610	—	1,567

Other income (expense)
Other income, net	(157)	31	50	—	(76)
Interest income—intercompany	39	2	7	(48)	—
Interest expense—intercompany	(8)	—	(40)	48	—
Interest expense, net	(59)	(6)	—	—	(65)

	(185)	27	17	—	(141)

Income before income and mining tax and other items	(185)	849	372	—	1,036
Income and mining tax expense	30	(288)	(113)	—	(371)
Equity income (loss) of affiliates	648	(19)	81	(700)	10

Net income (loss)	493	542	340	(700)	675
Net income attributable to noncontrolling interests	—	(186)	(17)	21	(182)

Net income attributable to Newmont stockholders	$493	$356	$323	$(679)	$493

Comprehensive income	$(357)	$530	$(363)	$14	$(176)
Comprehensive income attributable to noncontrolling interests	—	(186)	(14)	21	(179)

Comprehensive income attributable to Newmont stockholders	$(357)	$344	$(377)	$35	$(355)

(1)	Excludes Amortization and Reclamation and remediation.

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

	Nine Months Ended September 30, 2012
Condensed Consolidating Statement of Income	Newmont Mining Corporation	Newmont USA	Other Subsidiaries	Eliminations	Newmont Mining Corporation Consolidated
Sales	$—	$4,577	$2,815	$—	$7,392
Costs and expenses
Costs applicable to sales (1)	—	1,736	1,371	—	3,107
Amortization	—	439	312	—	751
Reclamation and remediation	—	35	14	—	49
Exploration	—	196	113	—	309
Advanced projects, research and development	—	207	51	—	258
General and administrative	—	160	2	—	162
Other expense, net	—	139	238	—	377

	—	2,912	2,101	—	5,013

Other income (expense)
Other income, net	2	41	78	—	121
Interest income—intercompany	125	7	11	(143)	—
Interest expense—intercompany	(11)	(1)	(131)	143	—
Interest expense, net	(186)	(19)	15	—	(190)

	(70)	28	(27)	—	(69)

Income before income and mining tax and other items	(70)	1,693	687	—	2,310
Income and mining tax expense	24	(474)	(296)	—	(746)
Equity income (loss) of affiliates	1,182	(19)	157	(1,359)	(39)

Income from continuing operations	1,136	1,200	548	(1,359)	1,525
Loss from discontinued operations	—	6	(110)	—	(104)

Net income	1,136	1,206	438	(1,359)	1,421
Net income attributable to noncontrolling interests	—	(281)	(92)	88	(285)

Net income attributable to Newmont stockholders	$1,136	$925	$346	$(1,271)	$1,136

Comprehensive income	$1,079	$1,197	$446	$(1,357)	$1,365
Comprehensive income attributable to noncontrolling interests	—	(282)	(92)	88	(286)

Comprehensive income attributable to Newmont stockholders	$1,079	$915	$354	$(1,269)	$1,079

(1)	Excludes Amortization and Reclamation and remediation.

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

	Nine Months Ended September 30, 2011
Condensed Consolidating Statement of Income	Newmont Mining Corporation	Newmont USA	Other Subsidiaries	Eliminations	Newmont Mining Corporation Consolidated
Sales	$—	$4,765	$2,828	$—	$7,593
Costs and expenses
Costs applicable to sales (1)	—	1,740	1,125	—	2,865
Amortization	—	490	287	(1)	776
Reclamation and remediation	—	50	13	—	63
Exploration	—	133	122	—	255
Advanced projects, research and development	—	115	133	(1)	247
General and administrative	—	143	2	—	145
Other expense, net	—	109	85	2	196

	—	2,780	1,767	—	4,547

Other income (expense)
Other income, net	(161)	98	66	—	3
Interest income—intercompany	115	6	11	(132)	—
Interest expense—intercompany	(14)	—	(118)	132	—
Interest expense, net	(176)	(18)	1	—	(193)

	(236)	86	(40)	—	(190)

Income before income and mining tax and other items	(236)	2,071	1,021	—	2,856
Income and mining tax expense	45	(607)	(301)	—	(863)
Equity income (loss) of affiliates	1,585	(16)	220	(1,777)	12

Income (loss) from continuing operations	1,394	1,448	940	(1,777)	2,005
Income (loss) from discontinued operations	—	7	(143)	—	(136)

Net income	1,394	1,455	797	(1,777)	1,869
Net income attributable to noncontrolling interests	—	(551)	(7)	83	(475)

Net income attributable to Newmont stockholders	$1,394	$904	$790	$(1,694)	$1,394

Comprehensive income	$746	$1,411	$462	$(1,396)	$1,223
Comprehensive income attributable to noncontrolling interests	—	(551)	(7)	83	(475)

Comprehensive income attributable to Newmont stockholders	$746	$860	$455	$(1,313)	$748

(1)	Excludes Amortization and Reclamation and remediation.

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

	Nine Months Ended September 30, 2012
Condensed Consolidating Statement of Cash Flows	Newmont Mining Corporation	Newmont USA	Other Subsidiaries	Eliminations	Newmont Mining Corporation Consolidated
Operating activities:
Net income (loss)	$1,136	$1,206	$438	$(1,359)	$1,421
Adjustments	51	530	(780)	1,359	1,160
Net change in operating assets and liabilities	163	(851)	(351)	—	(1,039)

Net cash provided from (used in) continuing operations	1,350	885	(693)	—	1,542
Net cash used in discontinued operations	—	—	(12)	—	(12)

Net cash provided from (used in) operations	1,350	885	(705)	—	1,530

Investing activities:
Additions to property, plant and mine development	—	(1,621)	(773)	—	(2,394)
Sale of marketable securities	—	—	209	—	209
Purchases of marketable securities	—	—	(209)	—	(209)
Acquisitions, net	—	—	(22)	—	(22)
Proceeds from sale of other assets	—	10	3	—	13
Other	—	(15)	(33)	—	(48)

Net cash used in investing activities	—	(1,626)	(825)	—	(2,451)

Financing activities:
Net borrowings (repayments)	1,543	(151)	(5)	—	1,387
Payment of conversion premium on debt	(172)	—	—	—	(172)
Net intercompany borrowings (repayments)	(2,220)	633	1,587	—	—
Dividends paid to common stockholders	(521)	—	—	—	(521)
Dividends paid to noncontrolling interests	—	(3)	—	—	(3)
Proceeds from stock issuance, net	20	—	—	—	20
Other	—	—	(2)	—	(2)

Net cash provided from (used in) financing activities	(1,350)	479	1,580	—	709

Effect of exchange rate changes on cash	—	(2)	3	—	1

Net change in cash and cash equivalents	—	(264)	53	—	(211)
Cash and cash equivalents at beginning of period	—	1,526	234	—	1,760

Cash and cash equivalents at end of period	$—	$1,262	$287	$—	$1,549

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

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

	At September 30, 2012
Condensed Consolidating Balance Sheet	Newmont Mining Corporation	Newmont USA	Other Subsidiaries	Eliminations	Newmont Mining Corporation Consolidated
Assets
Cash and cash equivalents	$—	$1,262	$287	$—	$1,549
Trade receivables	—	175	139	—	314
Accounts receivable	2,496	3,130	282	(5,438)	470
Investments	68	—	21	—	89
Inventories	—	436	406	—	842
Stockpiles and ore on leach pads	—	580	140	—	720
Deferred income tax assets	1	250	—	—	251
Other current assets	—	185	904	—	1,089

Current assets	2,565	6,018	2,179	(5,438)	5,324
Property, plant and mine development, net	—	8,025	9,482	(35)	17,472
Investments	—	32	1,365	—	1,397
Investments in subsidiaries	15,849	—	3,021	(18,870)	—
Stockpiles and ore on leach pads	—	2,053	722	—	2,775
Deferred income tax assets	798	813	48	—	1,659
Other long-term assets	3,808	630	759	(4,301)	896

Total assets	$23,020	$17,571	$17,576	$(28,644)	$29,523

Liabilities
Debt	$—	$15	$10	$—	$25
Accounts payable	3,238	1,520	1,296	(5,442)	612
Employee-related benefits	—	224	96	—	320
Income and mining taxes	147	(95)	35	—	87
Other current liabilities	85	384	3,017	(1,959)	1,527

Current liabilities	3,470	2,048	4,454	(7,401)	2,571
Debt	6,058	1	40	—	6,099
Reclamation and remediation liabilities	—	913	363	—	1,276
Deferred income tax liabilities	50	673	1,463	—	2,186
Employee-related benefits	5	359	115	—	479
Other long-term liabilities	362	52	4,317	(4,335)	396

Total liabilities	9,945	4,046	10,752	(11,736)	13,007

Equity
Preferred stock	—	—	61	(61)	—
Common stock	786	—	5	(5)	786
Additional paid-in capital	8,027	3,050	5,698	(8,468)	8,307
Accumulated other comprehensive income	595	(199)	1,176	(977)	595
Retained earnings	3,667	6,981	(1,406)	(5,575)	3,667

Newmont stockholders’ equity	13,075	9,832	5,534	(15,086)	13,355
Noncontrolling interests	—	3,693	1,290	(1,822)	3,161

Total equity	13,075	13,525	6,824	(16,908)	16,516

Total liabilities and equity	$23,020	$17,571	$17,576	$(28,644)	$29,523

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

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

NOTE 26    COMMITMENTS AND CONTINGENCIES

General

The Company follows ASC guidance in accounting for loss contingencies. Accordingly, estimated losses from contingencies are accrued by a charge to income when information available prior to issuance of the financial statements indicates that it is probable that a liability could be incurred and the amount of the loss can be reasonably estimated. Legal expenses associated with the contingency are expensed as incurred. If a loss contingency is not probable or reasonably estimable, disclosure of the contingency and estimated range of loss, if determinable, is made in the financial statements when it is at least reasonably possible that a material loss could be incurred.

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

Estimated future reclamation costs are based principally on legal and regulatory requirements. At September 30, 2012 and December 31, 2011, $1,149 and $1,070, respectively, were accrued for reclamation costs relating to currently or recently producing mineral properties in accordance with asset retirement obligation guidance. The current portions of $42 and $47 at September 30, 2012 and December 31, 2011, respectively, are included in Other current liabilities.

The Company is involved in several matters concerning environmental obligations associated with former mining activities. Generally, these matters concern developing and implementing remediation plans at the various sites involved. The Company believes that the related environmental obligations associated with these sites are similar in nature with respect to the development of remediation plans, their risk profile and the compliance required to meet general environmental standards. Based upon the Company’s best estimate of its liability for these matters, $189 and $170 were accrued for such obligations at September 30, 2012 and December 31, 2011, respectively. These amounts are included in Other current liabilities and Reclamation and remediation liabilities. Depending upon the ultimate resolution of these matters, the Company believes that it is reasonably possible that the liability for these matters could be as much as 110% greater or 7% lower than the amount accrued at September 30, 2012. The amounts accrued are reviewed periodically based upon facts and circumstances available at the time. Changes in estimates are recorded in Reclamation and remediation in the period estimates are revised.

Details about certain of the more significant matters involved are discussed below.

Newmont Mining Corporation

Conjecture Mine Site. On April 24, 2012, Federal Resources Corporation served Newmont with a third party complaint seeking contribution for reclamation costs at the Conjecture Mine site in Bonner County, Idaho. The United States Department of Justice on behalf of the EPA (“U.S.”) brought a CERCLA action against Federal Resources Corporation for costs incurred in response to alleged releases or threatened releases of hazardous substances at the Conjecture Mine, Idaho Lakeview and Minnie More Mine sites. The U.S. has expended approximately $5 in total costs for the completion of reclamation at the Conjecture Mine. Federal Resources Corporation alleges that Newmont is the successor-in-interest to Duval Corporation (“Duval”), and that Duval is a former operator of the Conjecture Mine. Newmont denies that it is a successor-in-interest to the liabilities of Duval and further Newmont has not uncovered any evidence to substantiate that Duval operated the Conjecture Mine. Federal Resources Corporation, the only party with a claim against Newmont, has agreed to voluntarily dismiss Newmont and the parties filed a joint motion for dismissal of Newmont from the lawsuit.

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

Empire Mine. On July 19, 2012, the California Department of Parks and Recreation (“Parks”) served Newmont, New Verde Mines LLC, Newmont North America Exploration Limited, Newmont Realty Company and Newmont USA Limited with a complaint for damages and declaratory relief under CERCLA, specifically for costs associated with water treatment at the Empire Mine State Park and for a declaration that Newmont is liable for past and future response costs, as well as indemnification to Parks. In 1975, Parks purchased the Empire Mine site in Grass Valley, California from Newmont to create a historic state park featuring the mining of the Empire Mine. Parks has operated the Empire Mine Site for over 35 years. Newmont intends to vigorously defend this lawsuit. Newmont cannot reasonably predict the outcome of this matter.

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

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

PT Newmont Nusa Tenggara (“PTNNT”) – 31.5% Newmont Owned

Under the Batu Hijau Contract of Work, beginning in 2006 and continuing through 2010, a portion of PTNNT’s shares were required to be offered for sale, first, to the Indonesian government or, second, to Indonesian nationals, equal to the difference between the following percentages and the percentage of shares already owned by the Indonesian government or Indonesian nationals (if such number is positive): 23% by March 31, 2006; 30% by March 31, 2007; 37% by March 31, 2008; 44% by March 31, 2009; and 51% by March 31, 2010. As PT Pukuafu Indah (“PTPI”), an Indonesian national, owned a 20% interest in PTNNT at all relevant times, in 2006, a 3% interest was required to be offered for sale and, in each of 2007 through 2010, an additional 7% interest was required to be offered (for an aggregate 31% interest). The price at which such interests were offered for sale to the Indonesian parties was the fair market value of such interest considering PTNNT as a going concern, as agreed with the Indonesian government. Following certain disputes and an arbitration with the Indonesian government, in November and December 2009, sale agreements were concluded pursuant to which the 2006, 2007 and 2008 shares were sold to PT Multi Daerah Bersaing (“PTMDB”), the nominee of the local governments, and the 2009 shares were sold to PTMDB in February 2010, resulting in PTMDB owning a 24% interest in PTNNT.

On December 17, 2010, the Ministry of Energy & Mineral Resources, acting on behalf of the Indonesian government, accepted the offer to acquire the final 7% interest in PTNNT. Subsequently, the Indonesian government designated Pusat Investasi Pemerintah (“PIP”), an agency of the Ministry of Finance, as the entity that will buy the final stake. On May 6, 2011, PIP and the foreign shareholders entered into a definitive agreement for the sale and purchase of the final 7% divestiture stake. Closing of the transaction is pending receipt of approvals from certain Indonesian government ministries. Subsequent to signing the agreement, a disagreement arose between the Ministry of Finance and the Indonesian parliament in regard to whether parliamentary approval was needed to allow PIP to make the share purchase. In July 2012, the Constitutional Court ruled that parliament approval is required for PIP to use state funds to purchase the shares, which approval has not yet been obtained. Further disputes may arise in regard to the divestiture of the 2010 shares.

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

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

Additionally, in July 2011, WALHI brought an administrative law claim against Indonesia’s Ministry of Environment to challenge the May 2011 renewal of PTNNT’s submarine tailings permit. PTNNT and the regional government of KSB (“KSB”) filed separate applications for intervention into the proceedings, both of which were accepted by the Administrative Court. KSB intervened on the side of WALHI, and PTNNT joined on the side of the Ministry of Environment. On April 3, 2012, the Administrative Court ruled in favor of the Ministry of Environment and PTNNT, finding that the Ministry of Environment properly renewed the permit in accordance with Indonesian law and regulations. WALHI has appealed the verdict. On September 13, 2012, the High Administrative Law Court upheld the Administrative Court decision and rejected WALHI’s appeal, after which WALHI publicly announced their intent to appeal the case to the Supreme Court. PTNNT will continue to defend its submarine tailings permit and is confident that the Ministry of Environment acted properly in renewing PTNNT’s permit.

Newmont Mining Corporation claim relating to PTNNT divestiture

Indonesian citizens apparently living in the province of Nusa Tenggara Barat filed a lawsuit against Indonesia’s Ministry of Finance and other government officials (as defendants) and against PTNNT and the Company (as co-defendants). Plaintiffs claim that the purchase by the central government of the final 7% divestiture stake in PTNNT violates, or would violate, their human rights. PTNNT’s alleged liability appears supposedly to arise from being a party involved in the process of divestiture. The allegations regarding alleged liability are vague and unclear. Plaintiffs seek various relief, including an order requiring the defendants and co-defendants to transfer the final 7% stake to the regional government of Nusa Tenggara Barat and a payment of approximately $247 in damages. The Company considers that there is lack of jurisdiction, and that the claims, including those pertaining to it and PTNNT, are entirely without merit.

PT Pukuafu Indah Litigation

In October 2009, PTPI filed a lawsuit in the Central Jakarta District Court against PTNNT and the Indonesian government seeking to cancel a March 2009 arbitration award pertaining to the manner in which divestiture of shares in PTNNT should proceed. On October 11, 2010, the District Court ruled in favor of PTNNT and the Indonesian government finding, among other things, that PTPI lacks standing to contest the validity of the arbitration award. PTPI filed an appeal to the High Court, which was rejected by the High Court on January 4, 2012. PTPI appealed the case to the Indonesian Supreme Court. In September 2012, PTNNT and PTPI settled this lawsuit and PTPI revoked the appeal.

Subsequent to its initial claim, PTPI filed numerous additional lawsuits, three of which have been withdrawn, against Newmont Indonesia Limited (“NIL”) and Nusa Tenggara Mining Corporation (“NTMC”), a subsidiary of Sumitomo, in the South Jakarta District Court. Fundamentally, the cases all relate to PTPI’s contention that it owns, or has rights to own, the shares in PTNNT that have been or will be divested to fulfill the requirements of the PTNNT Contract of Work and the March 2009 arbitration award. PTPI also makes various other allegations, including alleged rights in or to the Company’s or NTMC’s non-divestiture shares in PTNNT, and PTPI asserts claims for significant damages allegedly arising from NIL’s and NTMC’s unlawful acts in transferring the divestiture shares to a third party. On November 30, 2010, the South Jakarta District Court rendered a decision in favor of PTPI in one of the cases that included an order that NIL/NTMC transfer 31% of PTNNT shares to PTPI and pay PTPI $26 in damages and certain monetary penalties. On August 7, 2012, the appellate court overturned the decision by the South Jakarta District Court. On June 28, 2011, the South Jakarta District Court ruled in favor of NIL and NTMC in one of PTPI’s lawsuits contending that PTPI has rights in or to NIL’s and NTMC’s non-divestiture shares. PTPI has filed an appeal. In March 2012, the District Court dismissed PTPI’s final two cases that were pending at the trial court level. PTPI has filed appeals in both of these lawsuits.

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

In January 2010, PTPI also filed a lawsuit against PTNNT’s President Director, Mr. Martiono Hadianto, alleging wrongful acts associated with the arbitration, including failure to properly share certain information. The South Jakarta District Court issued a decision partially in favor of PTPI against the PTNNT President Director, requiring the production of arbitration documents. The PTNNT President Director has appealed the decision. On September 6, 2012, PTNNT, its President Director, and PTPI entered into a settlement agreement and PTNNT revoked its appeal, and on September 17, 2012, the Court issued a deed of revocation, closing the case.

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

On October 1, 2010, NIL and NVL requested, based upon the release agreement, that the arbitral tribunal issue an interim order requiring PTPI and its shareholders to discontinue the various Indonesian court proceedings and refrain from bringing additional lawsuits. On October 15, 2010, the tribunal issued an order granting NIL and NVL’s request. The order of the tribunal restrains PTPI and its agents from “proceeding with or continuing with or assisting or participating in the prosecution of the Indonesian [s]uits” and from commencing additional proceedings relating to the same subject matter as the Indonesian lawsuits. NIL and NVL obtained an enforcement order in Singapore courts but PTPI and its shareholders have not abided by the court order. PTPI and its shareholders’ proceedings in Singapore court to contest enforcement of the interim award were rejected by the court.

On April 7, 2011, the arbitral tribunal issued a final award, while keeping the proceedings open to allow NIL and NVL to seek further relief as necessary, finding PTPI and its shareholders in breach of various provisions of the financing agreements, including the release agreement. The tribunal, for the second time, ordered PTPI and its agents to restrain from proceeding with the Indonesian lawsuits or filing new lawsuits relating to the same subject matter. In addition, the tribunal ordered PTPI and other shareholder defendants, collectively, to pay more than $11 in damages, costs and expenses. NIL and NVL obtained an enforcement order in Singapore courts and PTPI’s shareholders have partially complied with the order. PTPI and its shareholders have not fully complied with the court order as $10 in damages remains unpaid and the Indonesian lawsuits are continuing. NIL and NVL have also registered the final award in the Central Jakarta District Court to seek enforcement in Indonesia.

On October 22, 2012, the Company and PTPI entered into an agreement to resolve their differences under which PTPI committed to dismiss or discontinue all of its litigation within four months. If PTPI fulfills its commitment, the Company has agreed that it will dismiss or discontinue its legal proceedings against PTPI.

NWG Investments Inc. v. Fronteer Gold Inc.

In April 2011, Newmont acquired Fronteer Gold Inc. (“Fronteer”).

Fronteer acquired NewWest Gold Corporation (“NewWest Gold”) in September 2007. At the time of that acquisition, NWG Investments Inc. (“NWG”) owned approximately 86% of NewWest Gold and an individual named Jacob Safra owned or controlled 100% of NWG. Prior to its acquisition of NewWest Gold, Fronteer entered into a June 2007 lock-up agreement with NWG providing that, among other things, NWG would support Fronteer’s acquisition of NewWest Gold. At that time, Fronteer owned approximately 42% of Aurora Energy Resources Inc. (“Aurora”), which, among other things, had a uranium exploration project in Labrador, Canada.

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

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

On September 24, 2012, NWG served a summons and complaint on NMC. The complaint also names Fronteer Gold Inc and Mark O’Dea as defendants. The complaint seeks rescission of the merger between Fronteer and NewWest Gold and $750 in damages. Newmont intends to defend this matter, but cannot reasonably predict the outcome.

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

As part of its ongoing business and operations, the Company and its affiliates are required to provide surety bonds, bank letters of credit and bank guarantees as financial support for various purposes, including environmental reclamation, exploration permitting, workers compensation programs and other general corporate purposes. At September 30, 2012 and December 31, 2011, there were $1,885 and $1,354, respectively, of outstanding letters of credit, surety bonds and bank guarantees. The surety bonds, letters of credit and bank guarantees reflect fair value as a condition of their underlying purpose and are subject to fees competitively determined in the market place. The obligations associated with these instruments are generally related to performance requirements that the Company addresses through its ongoing operations. As the specific requirements are met, the beneficiary of the associated instrument cancels and/or returns the instrument to the issuing entity. Certain of these instruments are associated with operating sites with long-lived assets and will remain outstanding until closure. Generally, bonding requirements associated with environmental regulation are becoming more restrictive. However, the Company believes it is in compliance with all applicable bonding obligations and will be able to satisfy future bonding requirements through existing or alternative means, as they arise.

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

The following discussion provides information that management believes is relevant to an assessment and understanding of the consolidated financial condition and results of operations of Newmont Mining Corporation and its subsidiaries (collectively, “Newmont,” the “Company,” “our” and “we”). We use certain non-GAAP financial performance measures in our MD&A. For a detailed description of each of the non-GAAP financial measures used in this MD&A, please see the discussion under “Non-GAAP Financial Performance Measures” beginning on page 62. References to “A$” refer to Australian currency, “NZ$” to New Zealand currency and “$” to United States currency.

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

Our vision is to be the most valued and respected mining company through industry leading performance. We remain focused on progressing the development of our next generation of mining projects. Approximately 50% of our 2012 capital expenditures will be invested in these projects and the development of our pipeline, funded primarily from Net cash from continuing operations. Third quarter 2012 highlights compared to third quarter 2011 are included below and discussed further in Results of Consolidated Operations.

Operating highlights

•	Average realized gold price of $1,659 and $1,649 per ounce for the third quarter and first nine months of 2012, down 2% and up 8% respectively;

•	Average realized copper price of $3.55 and $3.51 per pound for the third quarter and first nine months of 2012, up 21% and down 2% respectively;

•	Consolidated Sales of $2,480 and $7,392 for the third quarter and first nine months of 2012, down 10% and 3% respectively;

•	Gold Costs applicable to sales of $693 and $664 per ounce, for the third quarter and first nine months of 2012, up 11% and 13% respectively;

•	Copper Costs applicable to sales of $2.38 and $2.23 per pound, for the third quarter and first nine months of 2012, up 116% and 91% respectively;

•	Cash flow from continuing operations of $1,542 for the first nine months of 2012, down 42% from the prior year;

•	Third quarter gold price-linked dividend payable of $0.35 per share, up 17% from the prior year quarter; and

•

Expect 2012 attributable gold production to be at the low end of the previously announced outlook range of 5.0 to 5.1 million ounces; expect to be at the high end of consolidated Costs applicable to sales outlook range of $650 to $675 per ounce; maintaining outlook for capital expenditures of $3,300 to $3,600.

Advancing our project pipeline

We manage our wider project portfolio to maintain flexibility to address the development risks associated with our projects including permitting, local community and government support, engineering and procurement availability, technical issues, escalating costs and other associated risks that could adversely impact the timing and costs of certain opportunities.

Our opportunities in the Execution phase of development comprise a significant part of the Company’s growth strategy and include Akyem in Ghana, Conga in Peru, and Phoenix Copper Leach and Emigrant in Nevada, as described further below.

Akyem, Ghana. Construction activities at the Akyem project continue to progress according to plan. First production is expected in late 2013 with a three to six month ramp-up expected to commercial production. Gold production is expected to be 350,000 to 450,000 ounces per year at Costs applicable to sales of $500 to $650 per ounce for the first five years of the mine’s operating life of approximately 16 years (based on current gold reserves). Capital costs are estimated at $850 to $1,100, of which $609 have been incurred since 2009.

Conga, Peru. Due to local political and community protests, construction and development activities at the Conga project were largely suspended in November 2011. The results of the Peruvian Central Government initiated Environmental Impact Assessment (“EIA”) independent review were announced on April 20, 2012 and confirmed our initial EIA met Peruvian and International standards. The review made recommendations to provide additional water capacity and social funds, which we have largely accepted. We announced our decision to move the project forward on a “go slow, water first” approach on June 22, 2012. Spending on the project will be reduced in 2012 and 2013 from $2,900 to $850, focusing on building water reservoirs, completing the last engineering activities, and accepting delivery of the main equipment purchases. Total property, plant and mine development was $1,434 at September 30, 2012. Construction of Conga and the implementation of the independent EIA review recommendations will continue provided it can be done in a safe manner with risk-adjusted returns that justify future investment. Should the Company be unable to continue with the current development plan at Conga, the Company may reprioritize and reallocate capital to development alternatives in Nevada, Australia, Ghana and Indonesia which may result in a potential accounting impairment.

Phoenix Copper Leach, Nevada. The Board of Directors authorized full funding for the Phoenix Copper Leach project in April 2012. Copper production is expected to be approximately 20 million pounds per year for the first five years of production at Costs applicable to sales of $1.75 to $2.00 per pound. First production is expected in early 2014. Capital costs are expected to be $170 to $215, of which $67 have been incurred at September 30, 2012.

Emigrant, Nevada. Construction is complete and commercial production was achieved on August 30, 2012. Gold production is expected to be 80,000 to 90,000 ounces per year at Costs applicable to sales of $500 to $600 per ounce for the first five years. Total capital costs for the Emigrant project were $104.

Tanami Shaft, Australia. We have decided to defer further development work on the Tanami Shaft Project, as we focus on (i) improving the execution and delivery at the existing operation, and (ii) we better understand the impact of the nearer surface underground Auron discovery on the overall life-of-mine plan. We expect to reassess the restart date of the Tanami Shaft Project in 2015.

We continue to advance earlier stage development assets through our project pipeline in our four operating regions. The exploration, construction and operation of these earlier stage development assets may require significant funding if they go into execution. Two of these projects are described further below:

Merian, Suriname. Feasibility study work for the Merian project began in the third quarter of 2011 and is expected to be completed in the fourth quarter of 2012. The Company continues to negotiate a mineral agreement with the government of Suriname. The development of the Merian project allows Newmont to pursue a new district with upside potential and the opportunity to grow and extend the operating life of the South American region. First production is targeted for 2015 with initial estimated gold production (on a 100% basis) of 350,000 to 400,000 ounces per year. Refer to Item 2 in our 2011 10-K filing for further information.

Long Canyon, Nevada. We see significant exploration potential at Long Canyon and continue to develop our understanding of what we expect could be another Carlin-type trend. We anticipate completing 80 kilometers of drilling in 2012. Our intention is to bring the project into production by 2017.

Selected Financial and Operating Results

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Sales	$2,480	$2,744	$7,392	$7,593
Income from continuing operations	$480	$675	$1,525	$2,005
Net income	$447	$675	$1,421	$1,869
Net income attributable to Newmont stockholders	$367	$493	$1,136	$1,394
Per common share, basic:
Income from continuing operations attributable to Newmont stockholders	$0.81	$1.00	$2.50	$3.10
Net income attributable to Newmont stockholders	$0.74	$1.00	$2.29	$2.82
Adjusted net income (1)	$426	$635	$1,298	$1,593
Adjusted net income per share (1)	$0.86	$1.29	$2.62	$3.23
Consolidated gold ounces (thousands)
Produced (2)	1,397	1,510	4,238	4,414
Sold (3)	1,370	1,458	4,138	4,327
Consolidated copper pounds (millions)
Produced	55	97	172	266
Sold	58	92	162	276
Average price received, net:
Gold (per ounce)	$1,659	$1,695	$1,649	$1,526
Copper (per pound)	$3.55	$2.94	$3.51	$3.58
Consolidated costs applicable to sales:(4)
Gold (per ounce)	$693	$622	$664	$587
Copper (per pound)	$2.38	$1.10	$2.23	$1.17
Attributable costs applicable to sales:(1)
Gold (per ounce)	$716	$628	$689	$593
Copper (per pound)	$2.35	$1.25	$2.23	$1.30
Operating margin:(1)
Gold (per ounce)	$966	$1,073	$985	$939
Copper (per pound)	$1.17	$1.84	$1.28	$2.41

(1)	See “Non-GAAP Financial Measures” on page 62.
(2)

Includes 14 and 19 attributable ounces in the third quarter of 2012 and 2011, respectively, from our interest in La Zanja and 7 and 4 attributable ounces in the third quarter of 2012 and 2011, respectively, from our interest in Duketon. Includes 40 and 49 attributable ounces in the first nine months of 2012 and 2011, respectively, from our interest in La Zanja and 16 and 12 attributable ounces in the first nine months of 2012 and 2011, respectively, from our interest in Duketon.

(3)	Excludes development ounces.
(4)	Excludes Amortization and Reclamation and remediation.

Consolidated Financial Results

Net income attributable to Newmont stockholders for the third quarter of 2012 was $367 ($0.74 per share) compared to $493 ($1.00 per share) for the third quarter of 2011. Net income attributable to Newmont stockholders for the first nine months of 2012 was $1,136 ($2.29 per share) compared to $1,394 ($2.82 per share) for the first nine months of 2011. Results for the third quarter of 2012 compared to the third quarter of 2011 were impacted by lower production from Batu Hijau, Tanami, and Ahafo, lower gold prices, higher production costs, restructuring and other charges and a $33 Loss from discontinued operations, partially offset by higher copper prices and higher production from Nevada and Yanacocha. Results for the first nine months of 2012 compared to the same period in 2011 were impacted by lower production from Batu Hijau, Tanami, Waihi, Kalgoorlie, Boddington and Ahafo, lower copper prices, higher production costs and restructuring and other charges, partially offset by higher gold prices and higher production from Nevada and Yanacocha.

Gold Sales decreased 8% in the third quarter of 2012 due to lower sales volume and realized prices. Gold Sales increased 3% in the first nine months of 2012 due to higher realized prices, partially offset by lower sales volume. The following analysis summarizes consolidated gold sales:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Consolidated gold sales:
Gross before provisional pricing	$2,265	$2,468	$6,835	$6,607
Provisional pricing mark-to-market	13	20	17	38

Gross after provisional pricing	2,278	2,488	6,852	6,645
Treatment and refining charges	(4)	(17)	(29)	(43)

Net	$2,274	$2,471	$6,823	$6,602

Consolidated gold ounces sold (thousands):	1,370	1,458	4,138	4,327
Average realized gold price (per ounce):
Gross before provisional pricing	$1,653	$1,693	$1,652	$1,527
Provisional pricing mark-to-market	9	14	4	9

Gross after provisional pricing	1,662	1,707	1,656	1,536
Treatment and refining charges	(3)	(12)	(7)	(10)

Net	$1,659	$1,695	$1,649	$1,526

The change in consolidated gold sales is due to:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2012 vs. 2011	2012 vs. 2011
Change in consolidated ounces sold	$(150)	$(290)
Change in average realized gold price	(60)	497
Change in treatment and refining charges	13	14

	$(197)	$221

Copper Sales decreased 25% in the third quarter of 2012 compared to the third quarter of 2011 due to lower sales volume, partially offset by higher realized prices. Copper Sales decreased 43% in the first nine months of 2012 compared to the same period in 2011 due to lower sales volume and lower realized prices. The following analysis summarizes consolidated copper sales:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Consolidated copper sales:
Gross before provisional pricing	$205	$363	$584	$1,154
Provisional pricing mark-to-market	18	(74)	31	(102)

Gross after provisional pricing	223	289	615	1,052
Treatment and refining charges	(17)	(16)	(46)	(61)

Net	$206	$273	$569	$991

Consolidated copper pounds sold (millions):	58	92	162	276
Average realized copper price (per pound):
Gross before provisional pricing	$3.53	$3.91	$3.60	$4.17
Provisional pricing mark-to-market	0.31	(0.80)	0.19	(0.37)

Gross after provisional pricing	3.84	3.11	3.79	3.80
Treatment and refining charges	(0.29)	(0.17)	(0.28)	(0.22)

Net	$3.55	$2.94	$3.51	$3.58

The change in consolidated copper sales is due to:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2012 vs. 2011	2012 vs. 2011
Change in consolidated pounds sold	$(108)	$(435)
Change in average realized copper price	42	(2)
Change in treatment and refining charges	(1)	15

	$(67)	$(422)

The following is a summary of consolidated gold and copper sales, net:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Gold
North America:
Nevada	$734	$712	$2,028	$1,823
La Herradura	88	92	274	238

	822	804	2,302	2,061

South America:
Yanacocha	585	544	1,793	1,430
Asia Pacific:
Boddington	281	245	843	746
Batu Hijau	24	198	76	430
Other Australia/New Zealand	358	437	1,116	1,227

	663	880	2,035	2,403

Africa:
Ahafo	204	243	693	708

	2,274	2,471	6,823	6,602

Copper
Asia Pacific:
Batu Hijau	146	233	406	844
Boddington	60	40	163	147

	206	273	569	991

	$2,480	$2,744	$7,392	$7,593

Costs applicable to sales for gold increased in the third quarter and first nine months of 2012 compared to the same periods in 2011 due to higher mining, milling, labor and royalty costs and lower silver by-product credits, partially offset by lower workers’ participation costs at Yanacocha. Costs applicable to sales for copper increased in the third quarter and first nine months of 2012 compared to the same periods in 2011 due to higher mining and milling costs at Boddington and higher waste mining at Batu Hijau, partially offset by a build-up of stockpiles at Batu Hijau. For a complete discussion regarding variations in operations, see Results of Consolidated Operations below.

Amortization in the third quarter of 2012 was similar to the same period of 2011. Amortization for gold decreased $17 in the first nine months of 2012 compared to the first nine months of 2011 due to a build-up of stockpiles at Batu Hijau and longer facility lives at Nevada due to an increase in reserves at December 31, 2011. We continue to expect Amortization to be $1,050 to $1,080 in 2012.

The following is a summary of Costs applicable to sales and Amortization:

	Costs Applicable to Sales		Amortization		Costs Applicable to Sales		Amortization
	Three Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011	2012	2011	2012	2011
Gold
North America:
Nevada	$292	$267	$61	$69	$817	$763	$161	$197
La Herradura	31	31	5	6	96	76	16	15

	323	298	66	75	913	839	177	212
South America:
Yanacocha	185	194	83	67	523	537	195	186
Asia Pacific:
Boddington	155	112	37	28	449	329	118	87
Batu Hijau	17	58	2	14	47	122	8	28
Other Australia/New Zealand	201	174	34	36	573	498	103	102

	373	344	73	78	1,069	949	229	217
Africa:
Ahafo	69	71	18	19	241	216	58	61

	950	907	240	239	2,746	2,541	659	676
Copper
Asia Pacific:
Batu Hijau	99	73	21	16	254	241	51	54
Boddington	39	28	7	6	107	83	25	20

	138	101	28	22	361	324	76	74
Other
Asia Pacific	—	—	—	1	—	—	3	2
Corporate and other	—	—	4	8	—	—	13	24

	—	—	4	9	—	—	16	26

	$1,088	$1,008	$272	$270	$3,107	$2,865	$751	$776

Exploration expense increased $11 and $54 in the third quarter and first nine months of 2012, respectively, compared to the same periods of 2011 due to additional expenditures in South America, Asia Pacific and Africa, partially offset by lower expenditures at Hope Bay in North America. We now expect Exploration expense of $370 to $400 in 2012.

The following is a summary of Advanced projects, research and development expense:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
North America
Nevada	$14	$5	$33	$15
La Herradura	1	—	1	—
Other North America	—	36	—	115
South America
Yanacocha	3	4	16	13
Conga	9	9	45	15
Other South America	5	3	31	4
Asia Pacific
Boddington	2	1	5	2
Batu Hijau	2	2	12	2
Other Australia/New Zealand	1	1	8	4
Africa
Ahafo	4	1	10	3
Akyem	4	2	8	3
Other Africa	1	—	2	—
Corporate and Other
Technical and project services	21	24	74	62
Corporate	7	5	13	9

	$74	$93	$258	$247

Advanced projects, research and development expense decreased $19 for the third quarter of 2012 compared to the third quarter of 2011 due to placing Hope Bay on care and maintenance. Advanced projects, research and development expense increased $11 for the first nine months of 2012 compared to the same period of 2011 due to a primary focus on Merian in South America, Long Canyon in Nevada, Chaquicocha underground at Yanacocha, Elang in Indonesia and Ahafo mill expansion in Africa, partially offset by placing Hope Bay on care and maintenance. We now expect Advanced projects, research and development expenses of $410 to $440 in 2012

General and administrative expense increased by $1 and $17 for the third quarter and first nine months of 2012, respectively, compared to the same periods of 2011 due to higher labor costs. We continue to expect General and administrative expenses of $200 to $220 in 2012.

Other expense, net increased by $95 in the third quarter of 2012 compared to the third quarter of 2011 mainly due to restructuring charges and Hope Bay care and maintenance costs. Other expense, net increased by $181 in the first nine months of 2012 compared to the first nine months of 2011 due to Hope Bay care and maintenance, restructuring charges and higher regional administration and community development expenses, partially offset by the Indonesian value added tax settlement in 2011 and Fronteer acquisition costs in 2011. At Hope Bay, we expect to spend an additional $25 in the fourth quarter of 2012 for care and maintenance, and approximately $25 per year thereafter.

Other income, net increased by $128 in the third quarter of 2012 compared to the third quarter of 2011 due to lower impairments of marketable securities, partially offset by lower foreign currency exchange gains. Other income, net increased by $118 in the first nine months of 2012 compared to the first nine months of 2011 due to lower impairments of marketable securities, higher income from developing projects, and a reduction of allowance for loan receivable, partially offset by lower gains on sale of investments and lower foreign currency exchange gains.

Interest expense, net increased by $2 in the third quarter of 2012 compared to 2011 due to the issuance of the 2022 and 2042 Senior Notes during the first quarter, partially offset by the repayment of the 2012 Convertible Senior Notes. Interest expense, net decreased $3 for the first nine months of 2012 compared to 2011 due to higher capitalized interest and the repayment of the 2012 Convertible Senior Notes, partially offset by the issuance of the 2022 and 2042 Senior Notes. Capitalized interest increased by $14 and $46 in the third quarter and first nine months of 2012, respectively, compared to the same periods in 2011 due to higher development project expenditures. We continue to expect Interest expense, net of $240 to $260 in 2012.

Income and mining tax expense during the third quarter of 2012 was $228, resulting in an effective tax rate of 32%. Estimated income and mining tax expense during the third quarter of 2011 was $371 for an effective tax rate of 36%. The lower effective tax rate in the third quarter of 2012 is a result of the following: (i) composition of the income earned in 2012 is more heavily weighted to those jurisdictions for which the Company claims percentage depletion, (ii) lower pretax book income in the current year is resulting in a larger favorable tax rate impact from the benefit of percentage depletion, and (iii) a small decrease in the valuation allowance recorded during the current quarter on the Company’s Canadian deferred tax assets generated in 2012 due to care and maintenance expenditures at Hope Bay compared to the prior quarter valuation allowance resulting from the impairment of certain marketable equity securities.

During the first nine months of 2012, estimated income and mining tax expense was $746, resulting in an effective tax rate of 32%. Estimated income and mining tax expense during the first nine months of 2011 was $863 for an effective tax rate of 31%. The slightly higher effective tax rate in the first nine months of 2012 is primarily due to the change in valuation allowances recorded on the Company’s deferred tax assets.

The effective tax rates are different from the United States statutory rate of 35% primarily due to the above mentioned valuation allowance, the increase in Nevada and Peru mining taxes, and U.S. percentage depletion. For a complete discussion of the factors that influence our effective tax rate, see Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations in Newmont’s Annual Report on Form 10-K for the year ended December 31, 2011 filed February 24, 2012.

We expect the 2012 consolidated tax rate to be approximately 31% to 33%, assuming an average realized gold price of $1,650 per ounce in the fourth quarter.

Net income attributable to noncontrolling interests decreased to $80 in the third quarter of 2012 compared to $182 in the third quarter of 2011 as a result of decreased earnings at Batu Hijau and Yanacocha. Net income attributable to noncontrolling interests decreased to $285 in the first nine months of 2012 compared to $475 in the first nine months of 2011 as a result of decreased earnings at Batu Hijau.

Loss from discontinued operations includes an additional charge for the Holt property royalty. During the current three and nine months of 2012, the Company recorded an additional $33 and $104 charge, net of tax benefits of $2 and $6, respectively, to reflect future expected production at the Holt property due to new reserve and resource estimates published by St. Andrew Goldfields Ltd. and a higher gold price. Due to the nature of the sliding scale royalty calculation, changes in expected production and the gold price have a significant impact on the fair value of the liability.

Results of Consolidated Operations

	Gold or Copper Produced		Costs Applicable to Sales(1)		Amortization
	2012	2011	2012	2011	2012	2011
Three Months Ended September 30,
Gold	(ounces in thousands)		($ per ounce)		($ per ounce)
North America	508	480	$655	$633	$134	$158
South America	354	328	520	610	233	211
Asia Pacific	404	556	937	652	183	146
Africa	131	146	561	501	146	140

Total/Weighted-Average	1,397	1,510	$693	$622	$178	$164

Attributable to Newmont(2)(3)	1,237	1,306	$716	$628

Net Attributable to Newmont(3)			$679	$556

Copper	(pounds in millions)		($ per pound)		($ per pound)
Asia Pacific	55	97	$2.38	$1.10	$0.47	$0.24

Attributable to Newmont	35	56	$2.35	$1.25

	Gold or Copper Produced		Costs Applicable to Sales(1)		Amortization
	2012	2011	2012	2011	2012	2011
Nine Months Ended September 30,
Gold	(ounces in thousands)		($ per ounce)		($ per ounce)
North America	1,434	1,372	$652	$624	$126	$157
South America	1,110	958	481	578	179	200
Asia Pacific	1,256	1,606	870	597	189	136
Africa	438	478	571	465	137	133

Total/Weighted-Average	4,238	4,414	$664	$587	$163	$156

Attributable to Newmont(3)(4)	3,726	3,867	$689	$593

Net Attributable to Newmont(3)			$652	$497

Copper	(pounds in millions)		($ per pound)		($ per pound)
Asia Pacific	172	266	$2.23	$1.17	$0.47	$0.27

Attributable to Newmont	108	152	$2.23	$1.30

(1)	Excludes Amortization and Reclamation and remediation.
(2)	Includes 14 and 19 attributable ounces in 2012 and 2011, respectively, from our interest in La Zanja and 7 and 4 attributable ounces in 2012 and 2011, respectively, from our interest in Duketon.
(3)	Attributable and Net Attributable Costs applicable to sales are non-GAAP financial measures. See page 62 for a reconciliation.
(4)	Includes 40 and 49 attributable ounces in 2012 and 2011, respectively, from our interest in La Zanja and 16 and 12 attributable ounces in 2012 and 2011, respectively, from our interest in Duketon.

Third quarter 2012 compared to 2011

Consolidated gold production decreased 7% due to processing lower grade stockpiles at Batu Hijau, lower throughput at Tanami and Waihi and lower grade at Ahafo, partially offset by higher grade and recovery and higher leach placement at Nevada and higher mill recovery at Yanacocha. Consolidated copper production decreased 43% due to processing lower grade stockpiles at Batu Hijau, partially offset by higher mill grade at Boddington.

Costs applicable to sales per consolidated gold ounce sold increased 11% due to lower production and higher mining, milling, labor and royalty costs. Costs applicable to sales per consolidated copper pound sold increased 116% due to lower production at Batu Hijau.

Amortization increased 9% per consolidated gold ounce sold and 96% per consolidated copper pound sold due to lower production.

First nine months 2012 compared to 2011

Consolidated gold production decreased 4% due to processing lower grade stockpiles at Batu Hijau, lower throughput at Waihi and Tanami and lower grade at Ahafo, partially offset by higher throughput, grade and recovery and higher leach placement at Nevada, higher throughput, grade and recovery at Yanacocha and higher leach placement at La Herradura. Consolidated copper production decreased 35% due to processing lower grade stockpiles at Batu Hijau, partially offset by higher throughput at Boddington.

Costs applicable to sales per consolidated gold ounce sold increased 13% due to lower production from Batu Hijau and Other Australia/New Zealand, higher mining, milling, labor and royalty costs, lower by-product credits and higher fuel costs, partially offset by higher production at Nevada and Yanacocha. Costs applicable to sales per consolidated copper pound sold increased 91% due to lower production at Batu Hijau.

Amortization per consolidated gold ounce sold increased 4% due to lower production. Amortization increased 74% per consolidated copper pound sold due to higher costs at Boddington and Batu Hijau and lower production.

We continue to expect attributable gold production of 5.0 to 5.1 million ounces at revised consolidated Costs applicable to sales per ounce of $650 to $675. We continue to expect copper production of 145 to 165 million pounds attributable to Newmont at revised consolidated Costs applicable to sales per pound of $2.20 to $2.35 in 2012.

North America Operations

	Gold Ounces Produced		Costs Applicable to Sales(1)		Amortization
	2012	2011	2012	2011	2012	2011
Three Months Ended September 30,	(in thousands)		($ per ounce)		($ per ounce)
Nevada	457	426	$661	$641	$138	$166
La Herradura(2)	51	54	608	575	98	95

Total/Weighted-Average	508	480	$655	$633	$134	$158

Attributable to Newmont	508	480	$655	$633

	Gold Ounces Produced		Costs Applicable to Sales(1)		Amortization
	2012	2011	2012	2011	2012	2011
Nine Months Ended September 30,	(in thousands)		($ per ounce)		($ per ounce)
Nevada	1,270	1,216	$661	$640	$130	$165
La Herradura(2)	164	156	585	498	98	95

Total/Weighted-Average	1,434	1,372	$652	$624	$126	$157

Attributable to Newmont	1,434	1,372	$652	$624

(1)	Excludes Amortization and Reclamation and remediation.
(2)	Our proportionate 44% share.

Third quarter 2012 compared to 2011

Nevada, USA. Gold production increased 7% due to higher mill grade at the Carlin Roaster, higher recovery at Mill 5 and 28% higher leach placement as Emigrant commenced production, partially offset by lower grade at Phoenix. Costs applicable to sales per ounce increased 3% due to higher fuel prices, higher underground mining costs and lower capitalization of development costs, partially offset by higher by-product credits. Amortization per ounce decreased 17% due to higher production and longer facility lives due to an increase in reserves at December 31, 2011.

La Herradura, Mexico. Gold production decreased 6% due to smelter adjustments in the current quarter, partially offset by additional leach placement. Leach placement was 45% higher due to additional tons mined at Noche Buena. Costs applicable to sales per ounce increased 6% due to higher waste mining and employee profit sharing costs.

First nine months 2012 compared to 2011

Nevada, USA. Gold production increased 4% due to higher mill throughput, grade and recovery and 64% higher leach placment, partially offset by lower grade at Midas and Phoenix. Costs applicable to sales per ounce increased 3% due to higher underground mining costs, higher royalties and lower by-product credits. Amortization per ounce decreased 21% due to higher production and longer facility lives due to an increase in reserves at December 31, 2011.

La Herradura, Mexico. Gold production increased 5% due to 40% higher leach placement as Noche Buena commenced production. Costs applicable to sales per ounce increased 17% due to higher waste mining, fuel and employee profit sharing costs.

We continue to expect gold production in North America of 1.9 to 2.0 million ounces at revised Costs applicable to sales per ounce of $615 to $645 in 2012.

South America Operations

	Gold Ounces Produced		Costs Applicable to Sales(1)		Amortization
	2012	2011	2012	2011	2012	2011
Three Months Ended September 30,	(in thousands)		($ per ounce)		($ per ounce)
Yanacocha	354	328	$520	$610	$233	$211

Attributable to Newmont:
Yanacocha (51.35%)	182	169	$536	$631
La Zanja (46.94%)	14	19	N/A	N/A

	196	188	$536	$631

	Gold Ounces Produced		Costs Applicable to Sales(1)		Amortization
	2012	2011	2012	2011	2012	2011
Nine Months Ended September 30,	(in thousands)		($ per ounce)		($ per ounce)
Yanacocha	1,110	958	$481	$578	$179	$200

Attributable to Newmont:
Yanacocha (51.35%)	570	492	$502	$597
La Zanja (46.94%)	40	49	N/A	N/A

	610	541	$502	$597

(1)	Excludes Amortization and Reclamation and remediation.

Third quarter 2012 compared to 2011

Yanacocha, Peru. Gold production increased 8% due to higher mill and leach pad recovery, partially offset by lower leach placement at Yanacocha, Carachugo and La Quinua. Costs applicable to sales per ounce decreased 15% due to higher production and lower mining costs, partially offset by higher royalties and lower by-product credits. Amortization per ounce increased 10% due to a drawdown of leach pad inventory.

First nine months 2012 compared to 2011

Yanacocha, Peru. Gold production increased 16% due to higher mill grade and recovery, partially offset by lower leach placement at Yanacocha, Carachugo and La Quinua. Costs applicable to sales per ounce decreased 17% due to higher production and lower mining costs, partially offset by higher workers’ participation costs and royalties and lower by-product credits. Amortization per ounce decreased 11% due to higher production.

We narrowed our attributable gold production outlook in South America to 730,000 to 750,000 ounces at revised consolidated Costs applicable to sales per ounce of $485 to $515 in 2012.

Asia Pacific Operations

	Gold or Copper Produced		Costs Applicable to Sales(1)		Amortization
	2012	2011	2012	2011	2012	2011
Three Months Ended September 30,
Gold	(ounces in thousands)		($ per ounce)		($ per ounce)
Boddington	166	164	$928	$743	$222	$182
Batu Hijau	16	133	1,115	476	223	108
Other Australia/New Zealand	222	259	931	684	157	144

Total/Weighted-Average	404	556	$937	$652	$183	$146

Attributable to Newmont(2)	402	492	$933	$676

Copper	(pounds in millions)		($ per pound)		($ per pound)
Boddington	16	15	$2.29	$2.25	$0.41	$0.47
Batu Hijau	39	82	2.38	0.90	0.48	0.20

Total/Weighted-Average	55	97	$2.38	$1.10	$0.47	$0.24

Attributable to Newmont	35	56	$2.35	$1.25

	Gold or Copper Produced		Costs Applicable to Sales(1)		Amortization
	2012	2011	2012	2011	2012	2011
Nine Months Ended September 30,
Gold	(ounces in thousands)		($ per ounce)		($ per ounce)
Boddington	508	528	$886	$657	$233	$173
Batu Hijau	54	276	985	423	193	95
Other Australia/New Zealand	694	802	850	623	153	128

Total/Weighted-Average	1,256	1,606	$870	$597	$189	$136

Attributable to Newmont(2)	1,244	1,476	$868	$616

Copper	(pounds in millions)		($ per pound)		($ per pound)
Boddington	48	43	$2.33	$2.12	$0.54	$0.51
Batu Hijau	124	223	2.19	1.01	0.42	0.23

Total/Weighted-Average	172	266	$2.23	$1.17	$0.47	$0.27

Attributable to Newmont	108	152	$2.23	$1.30

(1)	Excludes Amortization and Reclamation and remediation.
(2)

Includes 7 and 4 attributable ounces in the third quarter 2012 and 2011, respectively, and 16 and 12 attributable ounces in the first nine months of 2012 and 2011, respectively, from our interest in Duketon.

Third quarter 2012 compared to 2011

Boddington, Australia. Gold and copper production increased 1% and 7%, respectively, due to higher mill grade. Gold Costs applicable to sales increased 25% per ounce due to higher mill maintenance costs. Copper Costs applicable to sales increased 2% per pound due to higher mill maintenance costs, partially offset by higher copper production. Costs applicable to sales per ounce and per pound were also impacted by a stronger Australian dollar, net of hedging gains. Amortization increased 22% per ounce due to higher capitalized costs. Amortization decreased 13% per pound due to higher copper production.

Batu Hijau, Indonesia. Gold and copper production decreased 88% and 52%, respectively, due to processing lower grade stockpile ore. Waste tons mined increased 57% as Phase 6 waste removal continues as planned. Costs applicable to sales increased 134% per ounce and 164% per pound due to lower production and higher waste mining costs. Amortization increased 107% per ounce and 140% per pound due to lower production.

Other Australia/New Zealand. Gold production decreased 14% due to lower underground mining rates at Tanami, a delay in open pit mining at Waihi and lower grade at Jundee and Kalgoorlie, partially offset by higher throughput at Jundee and higher grade at Tanami. Costs applicable to sales per ounce increased 36% due to lower production, higher operating costs and a stronger Australian dollar, net of hedging gains. Amortization per ounce increased 9% due to lower production.

First nine months 2012 compared to 2011

Boddington, Australia. Gold production decreased 4% due to lower mill grade and recovery, partially offset by higher mill throughput. Copper production increased 12% due to higher mill throughput, partially offset by lower recovery. Costs applicable to sales increased 35% per ounce due to lower gold production, higher milling costs and a stronger Australian dollar, net of hedging gains. Costs applicable to sales increased 10% per pound due higher milling costs and a stronger Australian dollar, net of hedging gains, partially offset by higher copper production. Amortization increased 35% per ounce due to lower gold production and lower ore mined. Amortization increased 6% per pound due to stockpile inventory changes, partially offset by higher production.

Batu Hijau, Indonesia. Gold and copper production decreased 80% and 44%, respectively, due to processing lower grade stockpile ore. Waste tons mined increased 32% as Phase 6 waste removal continues as planned. We expect to reach Phase 6 ore in the last half of 2013. Costs applicable to sales increased 133% per ounce and 117% per pound due to lower production and higher waste mining costs, partially offset by a build-up in stockpile inventory. Amortization increased 103% per ounce and 83% per pound due to lower production.

Other Australia/New Zealand. Gold production decreased 13% due to lower underground mining rates at Tanami, a delay in open pit mining at Waihi, lower throughput and grade at Kalgoorlie and lower grade at Jundee, partially offset by higher grade at Tanami and higher throughput at Jundee. Costs applicable to sales per ounce increased 36% due to lower production, higher mining costs and a stronger Australian dollar, net of hedging gains. Amortization per ounce increased 20% due to lower production.

We continue to expect attributable gold production for Asia Pacific to be 1.7 to 1.8 million ounces at revised Costs applicable to sales per ounce of $870 to $900. We continue to expect our attributable copper production to be 145 to 165 million pounds at revised consolidated Costs applicable to sales per pound of $2.20 to $2.35 in 2012.

Africa Operations

	Gold Ounces Produced		Costs Applicable to Sales(1)		Amortization
	2012	2011	2012	2011	2012	2011
Three Months Ended September 30,	(in thousands)		($ per ounce)		($ per ounce)
Ahafo	131	146	$561	$501	$146	$140

Attributable to Newmont	131	146	$561	$501

	Gold Ounces Produced		Costs Applicable to Sales(1)		Amortization
	2012	2011	2012	2011	2012	2011
Nine Months Ended September 30,	(in thousands)		($ per ounce)		($ per ounce)
Ahafo	438	478	$571	$465	$137	$133

Attributable to Newmont	438	478	$571	$465

(1)	Excludes Amortization and Reclamation and remediation.

Third quarter 2012 compared to 2011

Ahafo, Ghana. Gold production decreased 10% due to lower ore grade, partially offset by higher throughput and a drawdown of in-process inventory. Costs applicable to sales per ounce increased 12% due to lower production and higher labor costs, partially offset by lower power and mill maintenance costs.

First nine months 2012 compared to 2011

Ahafo, Ghana. Gold production decreased 8% due to lower mill throughput and grade. Costs applicable to sales per ounce increased 23% due to lower production and higher mining, milling and labor costs.

We continue to expect gold production in Africa to be 555,000 to 570,000 ounces at revised Costs applicable to sales per ounce of $560 and $590 in 2012.

Foreign Currency Exchange Rates

Our foreign operations sell their gold and copper production based on U.S. dollar metal prices. Approximately 47% and 45% of our Costs applicable to sales were paid in local currencies during the third quarter of 2012 and 2011, respectively. Approximately 45% and 43% of our Costs applicable to sales were paid in local currencies during the first nine months of 2012 and 2011, respectively. Variations in the local currency exchange rates in relation to the U.S. dollar at our foreign mining operations did not have a significant impact on our Costs applicable to sales per ounce, net of hedging gains, during the third quarter and first nine months of 2012 compared to the same periods in 2011.

Liquidity and Capital Resources

Cash Provided from Operating Activities

Net cash provided from continuing operations was $1,542 in the first nine months of 2012, a decrease of $1,124 from the first nine months of 2011, primarily due to lower production at Batu Hijau and a net increase in operating assets and liabilities. The increase in net operating assets and liabilities of $696 in the first nine months of 2012 compared to the first nine months of 2011 is due to changes in stockpiles and accrued taxes and the collection of 2010 Batu Hijau copper and gold concentrate sale in early 2011 as discussed above in Consolidated Financial Results.

Investing Activities

Net cash used in investing activities decreased to $2,451 during the first nine months of 2012 compared to $4,028 during the same period of 2011, due largely to the acquisition of Fronteer in 2011 of $2,257. Additions to property, plant and mine development were as follows:

	Nine Months Ended September 30,
	2012	2011
North America:
Nevada	$520	$380
La Herradura	41	55
Other North America	9	74

	570	509

South America:
Yanacocha	392	244
Conga	467	448

	859	692

Asia Pacific:
Boddington	77	122
Batu Hijau	98	149
Other Australia/New Zealand	214	212
Other Asia Pacific	12	8

	401	491

Africa:
Ahafo	176	71
Akyem	305	127

	481	198
Corporate and Other	76	23

Accrual basis	2,387	1,913
Decrease (increase) in accrued capital expenditures	7	(132)

Cash basis	$2,394	$1,781

Capital expenditures in North America during the first nine months of 2012 were primarily related to the construction of the Phoenix Secondary Crusher, the development of the Emigrant mine and the Phoenix copper leach project, surface and underground mine development, the Noche Buena mine in Mexico and other equipment purchases, infrastructure improvements and a strategic land purchase in Nevada. Capital expenditures in South America were primarily related to the Conga and Merian projects and Yanacocha leach pad development, surface mine development and equipment purchases. The majority of capital expenditures in Asia Pacific were for surface and underground development, mining equipment and infrastructure improvements. Capital expenditures in Africa were primarily related to Akyem development and the Subika expansion and mill expansion projects at Ahafo. We continue to expect 2012 consolidated capital expenditures to be $3,300 to $3,600 ($2,700 to $3,000 attributable to Newmont).

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

Proceeds from sale of marketable securities. During the first nine months of 2012 we received $209 from the sale of corporate debt securities. During the first nine months of 2011, we received $74 from the sale of our investments in New Gold, Inc. and other marketable securities.

Purchases of marketable securities. During the first nine months of 2012 we purchased corporate debt securities of $209. During the first nine months of 2011, we purchased marketable equity securities of $17.

Acquisitions, net. During the first nine months of 2012 and 2011, we paid $22 in contingent payments in accordance with the 2009 Boddington acquisition agreement.

On April 6, 2011, Newmont acquired all of the outstanding common shares of Fronteer Gold Inc. (“Fronteer”) for total consideration of $2,259 less cash received from the acquisition of $2 for a net payment of $2,257. In connection with the acquisition, Newmont incurred transaction costs of $22 during first nine months of 2011, which were recorded in Other Expense, net.

Proceeds from sale of other assets. During the first nine months of 2012, we received $13 from the sale of land and other assets. During the first nine months of 2011 we received $6 primarily from the sale of other assets.

Financing Activities

Net cash provided from (used in) financing activities was $709 and $(588) during the first nine months of 2012 and 2011, respectively.

Proceeds from and repayment of debt. During the first nine months of 2012, we received net proceeds from debt of $3,343, including $1,246 under our Revolving Credit Facility, $1,479 from the issuance of Senior Notes due in 2022 and $983 from the issuance of Senior Notes due in 2042. Proceeds from the issuance of debt were partially offset by the settlement of forward starting interest rate swaps of $362, repayment of $1,285 under our Revolving Credit Facility, $517 for repayment of the 2012 Convertible Senior Notes and $150 related to exercising the early purchase option and related 2012 quarterly payments for the refractory ore treatment plant in Nevada (classified as a capital lease).

At September 30, 2012, $558 of the $3,000 revolving credit facility was used to secure the issuance of letters of credit, primarily supporting reclamation obligations (see “Off-Balance Sheet Arrangements” below). During the first nine months of 2011, we borrowed $1,826 under our Revolving Credit Facility and paid debt issuance costs of $28. We repaid $2,086 of debt, including repayment of $1,826 under our Revolving Credit Facility and scheduled debt repayments of $223 for our 8 5/8 Senior Notes, $30 related to the sale-leaseback of the refractory ore treatment plant and $7 on other credit facilities and capital leases.

Scheduled minimum debt repayments are $20 for the remainder of 2012, $10 in 2013, $539 in 2014, $10 in 2015, $10 in 2016 and $5,535 thereafter. We expect to be able to fund debt maturities and capital expenditures from Net cash provided by operating activities, short-term investments, existing cash balances and available credit facilities.

At September 30, 2012 and 2011, we were in compliance with all required debt covenants and other restrictions related to debt agreements.

Payment of conversion premium on debt. In February 2012, we elected to pay in cash a conversion premium of $172 upon repayment of the 2012 Convertible Senior Notes in lieu of issuing common shares.

Dividends paid to common stockholders. We declared regular quarterly dividends totaling $1.05 and $0.65 per common share for the nine months ended September 30, 2012 and 2011, respectively. Additionally, Newmont Mining Corporation of Canada Limited, a subsidiary of the Company, declared regular quarterly dividends on its exchangeable shares totaling C$1.0532 per share through September 30, 2012 and C$0.6245 through September 30, 2011. We paid dividends of $521 and $321 to common stockholders in the first nine months of 2012 and 2011, respectively.

Dividends paid to noncontrolling interests. We paid dividends of $3 and $17 to noncontrolling interests during the first nine months of 2012 and 2011, respectively. The payments in 2011 included $15 of Indonesian withholding taxes related to dividends paid to noncontrolling interests in December 2010.

Proceeds from stock issuance. We received proceeds of $20 and $35 during the first nine months of 2012 and 2011, respectively, from the issuance of common stock, primarily related to employee stock sales and option exercises.

Discontinued Operations

Net operating cash used in discontinued operations was $12 and $4 in the first nine months of 2012 and 2011, respectively, related to payments on the Holt property royalty.

Off-Balance Sheet Arrangements

We have the following off-balance sheet arrangements: operating leases (as discussed in Note 29 to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2011, filed on February 24, 2012) and $1,885 of outstanding letters of credit, surety bonds and bank guarantees (see Note 26 to the Condensed Consolidated Financial Statements).

We also have sales agreements to sell copper and gold concentrates at market prices as follows (in thousands of tons):

	2012	2013	2014	2015	2016	Thereafter
Batu Hijau	103	366	506	—	—	—
Boddington	72	226	193	154	154	253
Nevada	75	—	—	—	—	—

	250	592	699	154	154	253

Other Liquidity Matters

At September 30, 2012, the Company had $1,549 in cash and cash equivalents, of which $1,263 was held in foreign subsidiaries and is primarily held in U.S. dollar denominated accounts with the remainder in foreign currencies readily convertible to U.S. dollars. At September 30, 2012, $460 of the consolidated cash and cash equivalents was attributable to noncontrolling interests primarily related to our Indonesian and Peruvian operations which is being held to fund those operations and development projects. At September 30, 2012, $280 in consolidated cash and cash equivalents ($186 attributable to Newmont) was held at certain foreign subsidiaries that, if repatriated may be subject to withholding taxes, which would generate foreign tax credits in the U.S. As a result, we expect that there would be minimal U.S. tax liability upon repatriation of these amounts after considering available foreign tax credits. All other amounts represent earnings that are taxed in the U.S. on a current basis due to being held in U.S. subsidiaries or non-U.S. subsidiaries that are flow-through entities for U.S. tax purposes.

We believe that our liquidity and capital resources from U.S. operations and flow-through foreign subsidiaries are adequate to fund our U.S. operations and corporate activities.

Environmental

Our mining and exploration activities are subject to various federal and state laws and regulations governing the protection of the environment. We have made, and expect to make in the future, expenditures to comply with such laws and regulations, but cannot predict the full amount of such future expenditures. At September 30, 2012 and December 31, 2011, $1,149 and $1,070, respectively, were accrued for reclamation costs relating to currently or recently producing mineral properties.

In addition, we are involved in several matters concerning environmental obligations associated with former mining activities. Based upon our best estimate of our liability for these matters, $189 and $170 were accrued for such obligations at September 30, 2012 and December 31, 2011, respectively. We spent $32 and $6 during the first nine months of 2012 and 2011, respectively, for environmental obligations related to the former, primarily historic, mining activities and have classified $20 as a current liability at September 30, 2012.

During the first nine months of 2012 and 2011, capital expenditures were approximately $132 and $110, respectively, to comply with environmental regulations. Ongoing costs to comply with environmental regulations have not been a significant component of operating costs.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net income attributable to Newmont stockholders	$367	$493	$1,136	$1,394
Loss from discontinued operations	33	—	104	136
Impairments/asset sales, net	6	142	30	110
Restructuring and other	20	—	20	—
Boddington contingent consideration	—	—	8	—
Fronteer acquisition costs	—	—	—	18
Income tax benefit from internal restructuring	—	—	—	(65)

Adjusted net income	$426	$635	$1,298	$1,593

Adjusted net income per share, basic	$0.86	$1.29	$2.62	$3.23
Adjusted net income per share, diluted	$0.85	$1.26	$2.60	$3.17

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

The following tables reconcile these non-GAAP measures to the most directly comparable GAAP measures.

Costs applicable to sales per ounce

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Costs applicable to sales:
Consolidated per financial statements(1)	$950	$907	$2,746	$2,541
Noncontrolling interests(2)	(99)	(128)	(278)	(333)

Attributable to Newmont	$851	$779	$2,468	$2,208

Gold sold (thousand ounces):
Consolidated	1,370	1,458	4,138	4,327
Noncontrolling interests(2)	(181)	(218)	(554)	(601)

Attributable to Newmont	1,189	1,240	3,584	3,726

Costs applicable to sales per ounce:
Consolidated	$693	$622	$664	$587
Attributable to Newmont	$716	$628	$689	$593

(1)	Includes by-product credits of $57 and $165 in the third quarter and first nine months of 2012, respectively and $70 and $237 in the third quarter and first nine months of 2011, respectively.
(2)	Relates to partners’ interests in Batu Hijau and Yanacocha.

Costs applicable to sales per pound

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Costs applicable to sales:
Consolidated per financial statements(1)	$138	$101	$361	$324
Noncontrolling interests(2)	(51)	(37)	(131)	(124)

Attributable to Newmont	$87	$64	$230	$200

Copper sold (million pounds):
Consolidated	58	92	162	276
Noncontrolling interests(2)	(21)	(41)	(59)	(122)

Attributable to Newmont	37	51	103	154

Costs applicable to sales per pound:
Consolidated	$2.38	$1.10	$2.23	$1.17
Attributable to Newmont	$2.35	$1.25	$2.23	$1.30

(1)	Includes by-product credits of $3 and $8 in the third quarter and first nine months of 2012, respectively and $7 and $23 in the third quarter and first nine months of 2011, respectively.
(2)	Relates to partners’ interests in Batu Hijau.

Net attributable costs applicable to sales per ounce

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Attributable costs applicable to sales:
Gold	$851	$779	$2,468	$2,208
Copper	87	64	230	200

	938	843	2,698	2,408

Copper revenue:
Consolidated	(206)	(273)	(569)	(991)
Noncontrolling interests(1)	75	119	209	434

	(131)	(154)	(360)	(557)

Net attributable costs applicable to sales	$807	$689	$2,338	$1,851

Attributable gold ounces sold (thousands)	1,189	1,240	3,584	3,726
Net attributable costs applicable to sales per ounce	$679	$556	$652	$497

(1)	Relates to partners’ interests in Batu Hijau.

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

	Gold
	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Average realized price per ounce	$1,659	$1,695	$1,649	$1,526
Costs applicable to sales per ounce	(693)	(622)	(664)	(587)

	$966	$1,073	$985	$939

	Copper
	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Average realized price per pound	$3.55	$2.94	$3.51	$3.58
Costs applicable to sales per pound	(2.38)	(1.10)	(2.23)	(1.17)

	$1.17	$1.84	$1.28	$2.41

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

Foreign Currency Exchange Risk

We had the following foreign currency derivative contracts outstanding at September 30, 2012:

	Expected Maturity Date
	2012	2013	2014	2015	2016	2017	Total Average
A$ Operating Fixed Forward Contracts:
A$ notional (millions)	332	1,130	833	534	298	62	3,189
Average rate ($/A$)	0.93	0.93	0.91	0.89	0.90	0.90	0.92
Expected hedge ratio	84%	73%	53%	35%	19%	5%
A$ Capital Fixed Forward Contracts:
A$ notional (millions)	12	14	59	—	—	—	85
Average rate ($/A$)	0.99	0.98	0.96	—	—	—	0.97
Expected hedge ratio	49%	87%	91%	—	—	—
NZ$ Operating Fixed Forward Contracts:
NZ$ notional (millions)	22	50	16	—	—	—	88
Average rate ($/NZ$)	0.78	0.78	0.78	—	—	—	0.78
Expected hedge ratio	67%	41%	18%	—	—	—

The fair value of the A$ foreign currency operating derivative contracts was a net asset position of $249 and $223 at September 30, 2012 and December 31, 2011, respectively. The fair value of the NZ$ foreign currency derivative contracts was a net asset position of $3 and $1 at September 30, 2012 and December 31, 2011, respectively. The fair value of the A$ capital foreign currency contracts was a net asset position and net liability position of $4 and $1 at September 30, 2012 and December 31, 2011, respectively.

Diesel Price Risk

We had the following diesel derivative contracts outstanding at September 30, 2012:

	Expected Maturity Date
	2012	2013	2014	2015	Total Average
Diesel Fixed Forward Contracts:
Diesel gallons (millions)	8	24	11	2	45
Average rate ($/gallon)	2.94	2.93	2.89	2.85	2.92
Expected hedge ratio	69%	54%	27%	8%

The fair value of the diesel derivative contracts was a net asset position of $5 and $1 at September 30, 2012 and December 31, 2011, respectively.

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

London Metal Exchange (“LME”) copper prices averaged $3.50 per pound during the three months ended September 30, 2012, compared with the Company’s recorded average provisional price of $3.53 per pound before mark-to-market adjustments and treatment and refining charges. LME copper prices averaged $3.61 per pound during the nine months ended September 30, 2012, compared with the Company’s recorded average provisional price of $3.60 per pound before mark-to-market adjustments and treatment and refining charges. During the three and nine months ended September 30, 2012, changes in copper prices resulted in a provisional pricing mark-to-market gain of $18 ($0.30 per pound) and gain of $31 ($0.19 per pound), respectively. At September 30, 2012, Newmont had copper sales of 67 million pounds priced at an average of $3.74 per pound, subject to final pricing over the next several months. Each $0.10 change in the price for provisionally priced sales would have an approximate $3 effect on our Net income attributable to Newmont stockholders. The LME closing settlement price at September 30, 2012 for copper was $3.75 per pound.

The average London P.M. fix for gold was $1,652 per ounce during the three months ended September 30, 2012, compared with the Company’s recorded average provisional price of $1,653 per ounce before mark-to-market adjustments and treatment and refining charges. The average London P.M. fix for gold was $1,652 per ounce during the nine months ended September 30, 2012, compared to the Company’s recorded average provisional price of $1,652 per ounce before mark-to-market adjustments and treatment and refining charges. During the three and nine months ended September 30, 2012, changes in gold prices resulted in a provisional pricing mark-to-market gain of $13 ($9 per ounce) and gain of $17 ($4 per ounce), respectively. At September 30, 2012, Newmont had gold sales of 87,000 ounces priced at an average of $1,777 per ounce, subject to final pricing over the next several months. Each $25 change in the price for provisionally priced gold sales would have an approximately $1 effect on our Net income attributable to Newmont stockholders. The London P.M. closing settlement price at September 30, 2012 for gold was $1,766 per ounce.

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

Changes in Internal Controls

The Company maintains a system of internal control over financial reporting that is designed to provide reasonable assurance that its books and records accurately reflect transactions and that established policies and procedures are followed. The Company is implementing an enterprise resource planning (“ERP”) system on a staged basis at its most significant subsidiaries around the world, excluding Indonesia. The Company began the implementation of the ERP system in North America during the second quarter of 2012 and continued with the implementation in South America during the third quarter of 2012, which resulted in a change to its system of internal control over financial reporting. The Company is implementing the global ERP system to improve standardization and automation, and not in response to a deficiency in its internal control over financial reporting. The Company believes that the implementation of the ERP system and related changes to internal controls will enhance its internal controls over financial reporting while providing the ability to scale its business in the future. See Item 1A in the Company’s most recently filed Form 10-K for risk factors related to the implementation and integration of information technology systems. The Company has taken the necessary steps to monitor and maintain appropriate internal control over financial reporting during this period of change and will continue to evaluate the operating effectiveness of related key controls during subsequent periods.

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

ITEM 2.	ISSUER PURCHASES OF EQUITY SECURITIES.

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that may yet be Purchased under the Plans or Programs
July 1, 2012 through July 31, 2012	—	—	—	N/A
August 1, 2012 through August 31, 2012	—	—	—	N/A
September 1, 2012 through September 30, 2012	—	—	—	N/A

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES

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

NEWMONT MINING CORPORATION (Registrant)

Date: November 1, 2012	/s/ RUSSELL BALL
Russell Ball Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: November 1, 2012	/s/ DAVID OTTEWELL
David Ottewell Vice President and Controller (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description
12.1	– Computation of Ratio of Earnings to Fixed Charges, filed herewith.
31.1

–  Certification Pursuant to Rule 13A-14 or 15-D-14 of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 signed by the Principal Executive Officer, filed herewith.

31.2

–  Certification Pursuant to Rule 13A-14 or 15-D-14 of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 signed by the Chief Financial Officer, filed herewith.

32.1	– Statement Required by 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed by the Principal Executive Officer, filed herewith. (1)
32.2	– Statement Required by 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed by the Chief Financial Officer, filed herewith. (1)
95	– Information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act, filed herewith.
101

–  101.INS XBRL Instance 101.SCH XBRL Taxonomy Extension Schema

    101.CALXBRL Taxonomy Extension Calculation

    101.LABXBRL Taxonomy Extension Labels

    101.PREXBRL Taxonomy Extension Presentation

    101.DEFXBRL Taxonomy Extension Definition

(1)	This document is being furnished in accordance with SEC Release Nos. 33-8212 and 34-47551.