Form 10-K
period 2012-12-31
NEWMONT MINING CORP /DE/
filed 2013-02-22
CIK 1164727

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE	SECURITIES EXCHANGE ACT OF 1934

           For the Fiscal Year Ended December 31, 2012

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

(Check one):	Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒

At June 29, 2012, the aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant was $24,031,298,561 based on the closing sale price as reported on the New York Stock Exchange. There were 491,837,641 shares of common stock outstanding (and 4,898,042 exchangeable shares exchangeable into Newmont Mining Corporation common stock on a one-for-one basis) on February 14, 2013.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Registrant’s definitive Proxy Statement submitted to the Registrant’s stockholders in connection with our 2013 Annual Stockholders Meeting to be held on April 24, 2013, are incorporated by reference into Part III of this report.

i

ii

NEWMONT MINING CORPORATION

PART I

ITEM 1.	BUSINESS (dollars in millions except per share, per ounce and per pound amounts)

Introduction

Newmont Mining Corporation is primarily a gold producer with significant operations and/or assets in the United States, Australia, Peru, Indonesia, Ghana, New Zealand and Mexico. At December 31, 2012, Newmont had attributable proven and probable gold reserves of 99.2 million ounces and an aggregate land position of approximately 29,000 square miles (75,000 square kilometers). Newmont is also engaged in the production of copper, principally through Batu Hijau in Indonesia and Boddington in Australia. Newmont Mining Corporation’s original predecessor corporation was incorporated in 1921 under the laws of Delaware.

Newmont’s corporate headquarters are in Greenwood Village, Colorado, USA. In this report, “Newmont,” the “Company,” “our” and “we” refer to Newmont Mining Corporation together with our affiliates and subsidiaries, unless the context otherwise requires. References to “A$” refer to Australian currency, “C$” to Canadian currency and “NZ$” to New Zealand currency.

Newmont’s Sales and long-lived assets are geographically distributed as follows:

	Sales			Long-Lived Assets
	2012	2011	2010	2012	2011	2010
United States	29%	26%	22%	33%	35%	20%
Australia/New Zealand	29%	28%	24%	26%	29%	33%
Peru	22%	19%	19%	17%	14%	11%
Ghana	9%	8%	7%	10%	8%	8%
Indonesia	7%	15%	26%	13%	13%	14%
Mexico	4%	4%	2%	1%	1%	1%
Canada	—%	—%	—%	—%	—%	13%

Segment Information, Export Sales, etc.

Our operating segments include North America, South America, Asia Pacific and Africa. Our North America segment consists primarily of Nevada in the United States and La Herradura in Mexico. Our South America segment consists primarily of Yanacocha and Conga in Peru. Our Asia Pacific segment consists primarily of Boddington in Australia, Batu Hijau in Indonesia and other smaller operations in Australia and New Zealand. Our Africa segment consists primarily of Ahafo and Akyem in Ghana. See Item 1A, Risk Factors, below and Note 3 to the Consolidated Financial Statements for information relating to our operating segments, domestic and export sales and lack of dependence on a limited number of customers.

Products

References in this report to “attributable gold ounces” or “attributable copper pounds” mean that portion of gold or copper produced, sold or included in proven and probable reserves based on our ownership and/or economic interest, unless otherwise noted.

Gold

General.    We had consolidated gold production of 5.6 million ounces (5.0 million attributable ounces) in 2012, 5.9 million ounces (5.2 million attributable ounces) in 2011 and 6.4 million ounces (5.4 million attributable ounces) in 2010. Of our 2012 consolidated gold production, approximately 35% came from North America, 24% from South America, 31% from Asia Pacific and 10% from Africa.

NEWMONT MINING CORPORATION

For 2012, 2011 and 2010, 92%, 88% and 81%, respectively, of our Sales were attributable to gold. Most of our Sales comes from the sale of refined gold. The end product at our gold operations, however, is generally doré bars. Doré is an alloy consisting primarily of gold but also containing silver and other metals. Doré is sent to refiners to produce bullion that meets the required market standard of 99.95% gold. Under the terms of our refining agreements, the doré bars are refined for a fee, and our share of the refined gold and the separately-recovered silver is credited to our account or delivered to buyers. Gold sold from Batu Hijau in Indonesia and a portion of the gold from Boddington in Australia, Phoenix in Nevada and Yanacocha in Peru, is sold in a concentrate containing other metals such as copper and silver.

Gold Uses.    Gold generally is used for fabrication or investment. Fabricated gold has a variety of end uses, including jewelry, electronics, dentistry, industrial and decorative uses, medals, medallions and official coins. Gold investors buy gold bullion, official coins and jewelry.

Gold Supply.    A combination of current mine production, recycling and draw-down of existing gold stocks held by governments, financial institutions, industrial organizations and private individuals make up the annual gold supply. Based on public information available for the years 2009 through 2012, on average, current mine production has accounted for approximately 62% of the annual gold supply.

Gold Price.    The following table presents the annual high, low and average daily afternoon fixing prices for gold over the past ten years on the London Bullion Market ($/ounce):

Year	High	Low	Average
2003	$416	$320	$363
2004	$454	$375	$410
2005	$536	$411	$444
2006	$725	$525	$604
2007	$841	$608	$695
2008	$1,011	$713	$872
2009	$1,213	$810	$972
2010	$1,421	$1,058	$1,225
2011	$1,895	$1,319	$1,572
2012	$1,792	$1,540	$1,669
2013 (through February 14, 2013)	$1,694	$1,645	$1,668

Source: Kitco, Reuters and the London Bullion Market Association

On February 14, 2013, the afternoon fixing gold price on the London Bullion Market was $1,646 per ounce and the spot market gold price on the New York Commodity Exchange was $1,635 per ounce.

We generally sell our gold at the prevailing market price during the month in which the gold is delivered to the buyers. We recognize revenue from a sale when the price is determinable, the gold has been delivered, the title has been transferred and collection of the sales price is reasonably assured.

Copper

General.    We had consolidated copper production of 224 million pounds (143 million attributable pounds) in 2012, 338 million pounds (197 million pounds) in 2011 and 577 million pounds (314 million pounds) in 2010. Copper production is in the form of concentrate that is sold to smelters for further treatment and refining. For 2012, 2011 and 2010, 8%, 12% and 19%, respectively, of our Sales were attributable to copper.

NEWMONT MINING CORPORATION

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

Copper Price.    The copper price is quoted on the London Metal Exchange in terms of dollars per metric ton of high grade copper. The following table presents the dollar per pound equivalent of the annual high, low and average daily prices of high grade copper on the London Metal Exchange over the past ten years ($/pound):

Year	High	Low	Average
2003	$1.05	$0.70	$0.81
2004	$1.49	$1.06	$1.30
2005	$2.11	$1.39	$1.67
2006	$3.99	$2.06	$3.05
2007	$3.77	$2.37	$3.24
2008	$4.08	$1.26	$3.15
2009	$3.33	$1.38	$2.36
2010	$4.38	$2.75	$3.43
2011	$4.62	$3.05	$4.00
2012	$3.96	$3.30	$3.61
2013 (through February 14, 2013)	$3.75	$3.59	$3.67

Source: London Metal Exchange

On February 14, 2013, the high grade copper closing price on the London Metal Exchange was $3.72 per pound.

We generally sell our copper based on the monthly average market price for the third month following the month in which the delivery to the smelter takes place. We recognize revenue from a sale when the price is determinable, the concentrate has been loaded on a vessel, the title has been transferred and collection of the sales price is reasonably assured. For revenue recognition, we use a provisional price based on the average prevailing market price during the two week period prior to completion of vessel loading. The copper concentrate is marked to market through earnings as an adjustment to revenue until final settlement.

Gold and Copper Processing Methods

Gold is extracted from naturally-oxidized ores by either milling or heap leaching, depending on the amount of gold contained in the ore, the amenability of the ore to treatment and related capital and operating costs. Higher grade oxide ores are generally processed through mills, where the ore is ground into a fine powder and mixed with water into a slurry, which then passes through a carbon-in-leach circuit. Lower grade oxide ores are generally processed using heap leaching. Heap leaching consists of stacking crushed or run-of-mine ore on impermeable pads, where a weak cyanide solution is applied to the surface of the heap to dissolve the gold. In both cases, the gold-bearing solution is then collected and pumped to process facilities to remove the gold by collection on carbon or by zinc precipitation.

Gold contained in ores that are not naturally-oxidized can be directly milled if the gold is liberated and amenable to cyanidation, generally known as free milling ores. Ores that are not amenable to

NEWMONT MINING CORPORATION

cyanidation, known as refractory ores, require more costly and complex processing techniques than oxide or free milling ore. Higher grade refractory ores are processed through either roasters or autoclaves. Roasters heat finely ground ore to a high temperature, burn off the carbon and oxidize the sulfide minerals that prevent efficient leaching. Autoclaves use heat, oxygen and pressure to oxidize sulfide ores.

Some gold sulfide ores may be processed through a flotation plant or by bio-milling. In flotation, ore is finely ground, turned into slurry, then placed in a tank known as a flotation cell. Chemicals are added to the slurry causing the gold-containing sulfides to attach to air bubbles and float to the top of the tank. The sulfides are removed from the cell and converted into a concentrate that can then be processed in an autoclave or roaster to recover the gold. Bio-milling incorporates patented technology that involves inoculation of suitable crushed ore on a leach pad with naturally occurring bacteria strains, which oxidize the sulfides over a period of time. The ore is then processed through an oxide mill.

At Batu Hijau, ore containing copper and gold is crushed to a coarse size at the mine and then transported from the mine via conveyor to a concentrator, where it is finely ground and then treated by successive stages of flotation, resulting in a copper/gold concentrate containing approximately 20% to 23% copper. The concentrate is dewatered and stored for loading onto ships for transport to smelters.

At Boddington and Phoenix, ore containing copper and gold is crushed to a coarse size at the mine and then transported via conveyor to a process plant, where it is further crushed and then finely ground as a slurry. The ore is initially treated by successive stages of flotation resulting in a copper/gold concentrate containing approximately 17% to 20% copper. Flotation concentrates are also processed via a gravity circuit to recover fine liberated gold and then dewatered and stored for loading onto ships for transport to smelters. The flotation tailings has a residual gold content that is recovered in a carbon-in-leach circuit.

Hedging Activities

Our strategy is to provide shareholders with leverage to gold and copper prices by selling our gold and copper at spot market prices and consequently, we do not hedge our gold and copper sales. We continue to manage certain risks associated with commodity input costs and foreign currencies using the derivative market.

For additional information, see Hedging in Item 7A, Quantitative and Qualitative Disclosures about Market Risk, and Note 17 to the Consolidated Financial Statements.

Gold, Copper and Silver Reserves

At December 31, 2012, we had 99.2 million attributable ounces of proven and probable gold reserves. We added 5.5 million ounces to proven and probable reserves, and depleted 6.2 million ounces during 2012. 2012 reserves were calculated at a gold price assumption of $1,400, A$1,400 or NZ$1,800 per ounce. A reconciliation of the changes in attributable proven and probable gold reserves during the past three years is as follows:

	2012	2011	2010
(millions of ounces)
Opening balance	98.8	93.5	91.8
Depletion	(6.2)	(6.3)	(6.5)
Revisions and additions, net(1)	5.5	11.6	8.2
Acquisitions(2)	1.1	—	0.3
Divestments(3)	—	—	(0.3)

Closing balance	99.2	98.8	93.5

NEWMONT MINING CORPORATION

A reconciliation of the changes in attributable proven and probable gold reserves for 2012 by region is as follows:

	North America	South America	Asia Pacific	Africa
(millions of ounces)
Opening balance	37.0	10.8	31.5	19.5
Depletion	(2.7)	(1.0)	(1.9)	(0.6)
Revisions and additions, net(1)	3.4	1.8	0.2	0.1
Acquisitions(2)	—	1.0	0.1	—

Closing balance	37.7	12.6	29.9	19.0

(1)

Revisions and additions are due to reserve conversions, optimizations, model updates, metal price changes and updated operating costs and recoveries. The impact of the change in gold price assumption on reserve additions was approximately 1.5 million, 3.3 million and 1.7 million ounces in 2012, 2011 and 2010, respectively. The gold price assumption was $1,400 per ounce in 2012, $1,200 per ounce in 2011 and $950 per ounce in 2010.

(2)

In 2012, we completed a positive feasibility study on Merian and our interest increased from 50% to 80%. We also increased our interest in Regis Resources Ltd. to 19.75% in 2012 from 16.85% in 2011. In 2010, we recognized our attributable interest in Regis Resources Ltd. for an attributable reserve of 0.3 million ounces.

(3)

In March 2010, our direct ownership interest in Batu Hijau decreased from 35.44% to 31.5% (economic interest decreased from 52.44% to 48.50%) because of the partial divestiture required under the Contract of Work.

At December 31, 2012, we had 9,510 million attributable pounds of proven and probable copper reserves. We added 60 million pounds to proven and probable reserves and depleted 270 million pounds during 2012. 2012 reserves were calculated at a copper price of $3.25 or A$3.25 per pound. A reconciliation of the changes in attributable proven and probable copper reserves during the past three years is as follows:

	2012	2011	2010
(millions of pounds)
Opening balance	9,720	9,420	9,120
Depletion	(270)	(330)	(370)
Revisions and additions, net(1)	60	630	1,000
Acquisitions	—	—	—
Divestments(2)	—	—	(330)

Closing balance	9,510	9,720	9,420

NEWMONT MINING CORPORATION

A reconciliation of changes in attributable proven and probable copper reserves for 2012 by region is as follows:

	North America	South America	Asia Pacific
(millions of pounds)
Opening balance	2,040	1,690	5,990
Depletion	(50)	—	(220)
Revisions and additions, net(1)	150	—	(90)

Closing balance	2,140	1,690	5,680

(1)

Revisions and additions are due to reserve conversions, optimizations, model updates, metal price changes and updated operating costs and recoveries. The impact of the change in copper price assumption on reserve additions was 75 million, 370 million and 150 million pounds in 2012, 2011 and 2010, respectively. The copper price assumption was $3.25 per pound in 2012, $3.00 per pound in 2011 and $2.50 per pound in 2010.

(2)

In March 2010, our direct ownership interest in Batu Hijau decreased from 35.44% to 31.5% (economic interest decreased from 52.44% to 48.50%) because of the partial divestiture required under the Contract of Work.

At December 31, 2012, we had 185.8 million ounces of attributable proven and probable silver reserves. We added 8.0 million ounces to proven and probable reserves and depleted 17.2 million ounces during 2012. 2012 reserves were calculated at a silver price of $30.00 per ounce. A reconciliation of the changes in proven and probable silver reserves during the past year is as follows:

2012
(millions of ounces)
Opening balance	195.0
Depletion	(17.2)
Revisions and additions, net(1)	8.0

Closing balance	185.8

A reconciliation of the changes in attributable proven and probable silver reserves for 2012 by region is as follows:

	North America	South America	Asia Pacific
(millions of ounces)
Opening balance	115.2	67.0	12.8
Depletion	(4.8)	(12.1)	(0.3)
Revisions and additions, net(1)	6.6	1.7	(0.3)

Closing balance	117.0	56.6	12.2

(1)	Revisions and additions are due to reserve conversions, optimizations, model updates, metal price changes and updated operating costs and recoveries.

Our exploration efforts are directed to the discovery of new mineralized material and converting it into proven and probable reserves. We conduct near-mine exploration around our existing mines and greenfields exploration in other regions globally. Near-mine exploration can result in the discovery of additional deposits, which may receive the economic benefit of existing operating, processing, and administrative infrastructures. In contrast, the discovery of mineralization through greenfields

NEWMONT MINING CORPORATION

exploration efforts will require capital investment to build a stand-alone operation. Our Exploration expense was $356, $350 and $218 in 2012, 2011 and 2010, respectively.

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

Environmental Matters

Our United States mining and exploration activities are subject to various federal and state laws and regulations governing the protection of the environment, including the Clean Air Act; the Clean Water Act; the Comprehensive Environmental Response, Compensation and Liability Act; the Emergency Planning and Community Right-to-Know Act; the Endangered Species Act; the Federal Land Policy and Management Act; the National Environmental Policy Act; the Resource Conservation and Recovery Act; and related state laws. These laws and regulations are continually changing and are generally becoming more restrictive. Our activities outside the United States are also subject to various levels of governmental regulations for the protection of the environment and, in some cases, those regulations can be as, or more, restrictive than those in the United States.

We conduct our operations so as to protect public health and the environment and believe our operations are in compliance with applicable laws and regulations in all material respects. Each operating mine has a reclamation plan in place that meets all applicable legal and regulatory requirements. At December 31, 2012, $1,341 was accrued for reclamation costs relating to current or recently producing properties.

We are involved in several matters concerning environmental obligations associated with former, primarily historic, mining activities. Generally, these matters concern developing and implementing remediation plans at the various sites. Based upon our best estimate of our liability for these matters, $198 was accrued at December 31, 2012 for such obligations associated with properties previously owned or operated by us or our subsidiaries. The amounts accrued for these matters are reviewed periodically based upon facts and circumstances available at the time.

For a discussion of the most significant reclamation and remediation activities, see Item 7, Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations, and Notes 4 and 30 to the Consolidated Financial Statements, below.

NEWMONT MINING CORPORATION

In addition to legal and regulatory compliance, we have developed complementary programs to guide our company toward achieving transparent and sustainable environmental and socially responsible performance objectives. Evidencing our management’s commitment towards these objectives, our corporate headquarters are located in an environmentally sustainable, LEED, gold-certified building. We are committed to managing climate change related risks and responsibly managing our greenhouse gas emissions. We have publicly reported our greenhouse gas emissions since 2004 to the Carbon Disclosure Project and have been selected to the Carbon Disclosure Leadership Index for the past three years. Our greenhouse gas emissions are independently verified to satisfy all the requirements for emissions reporting under ISO International Standard 14064-3:2006. We actively participate in the International Council on Mining and Metals (“ICMM”) and are committed to the ICMM’s 10 Principles of Sustainable Development and its commitment to implement the UN Global Compact’s 10 principles on human rights, bribery and corruption, labor and the environment. To ensure sound environmental management systems, 100% of Newmont’s operations have achieved ISO 14001 certification by year-end 2012. We transparently report on our sustainability performance in accordance with the Global Reporting Initiative guidelines, including the Mining and Metals Sector Supplement. As a result of our efforts, we continue to achieve milestones, such as being the first gold company listed on the Dow Jones Sustainability Index World (“DJSI”), remaining a member of the DJSI World Index for six consecutive years, and receiving International Cyanide Management Code certification at 100% of Newmont operated sites as of the end of 2012.

Health and Safety

We conduct our operations so as to protect the health and safety of our employees and contractors and believe our operations are in compliance with applicable laws and regulations in all material respects. In addition to this, the corporation has established Health & Safety Management and Technical Standards that in most cases well exceed the regulatory requirements in the jurisdictions in which we operate. The quality of our Health & Safety Management System is audited on an annual basis against the OHSAS 18001 protocol. All of Newmont’s operating sites maintained their OHSAS 18001 certification during 2012. Externally we strive to help improve the overall safety performance of the mining industry and actively participate in the ICMM Health & Safety Committee, the Mining Safety Round Table, NMA’s CORESafety program and other industry bodies promoting Health & Safety in mining.

Employees and Contractors

Approximately 16,400 people were employed by Newmont at December 31, 2012. In addition, approximately 22,200 people were working as contractors in support of Newmont’s operations at December 31, 2012.

Forward-Looking Statements

Certain statements contained in this report (including information incorporated by reference) are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are intended to be covered by the safe harbor provided for under these sections. Words such as “expect(s)”, “feel(s)”, “believe(s)”, “will”, “may”, “anticipate(s)”, “estimate(s)”, “should”, “intend(s)” and similar expressions are intended to identify forward-looking statements. Our forward-looking statements may include, without limitation:

•	Estimates regarding future earnings and the sensitivity of earnings to gold and other metal prices;

•	Estimates of future mineral production and sales;

NEWMONT MINING CORPORATION

•	Estimates of future production costs, other expenses and taxes for specific operations;

•	Estimates of future cash flows and the sensitivity of cash flows to gold and other metal prices;

•	Estimates of future capital expenditures, construction, production or closure activities and other cash needs, for specific operations, and expectations as to the funding or timing thereof;

•

Estimates as to the projected development of certain ore deposits, including the timing of such development, the costs of such development and other capital costs, financing plans for these deposits and expected production commencement dates;

•	Estimates of reserves and statements regarding future exploration results and reserve replacement and the sensitivity of reserves to metal price changes;

•	Statements regarding the availability of, and terms and costs related to, future borrowing, debt repayment and financing;

•	Estimates regarding future exploration expenditures, results and reserves and mineralized material;

•	Statements regarding fluctuations in financial and currency markets;

•	Estimates regarding potential cost savings, productivity, operating performance and ownership and cost structures;

•	Expectations regarding the completion and timing of acquisitions or divestitures and projected synergies and costs associated with acquisitions;

•	Expectations regarding the start-up time, design, mine life, production and costs applicable to sales and exploration potential of our projects;

•	Statements regarding modifications to hedge and derivative positions;

•	Statements regarding political, economic or governmental conditions and environments;

•	Statements regarding future transactions;

•	Statements regarding the impacts of changes in the legal and regulatory environment in which we operate;

•	Estimates of future costs and other liabilities for certain environmental matters;

•	Estimates of income taxes; and

•	Estimates of pension and other post-retirement costs.

Where we express an expectation or belief as to future events or results, such expectation or belief is expressed in good faith and believed to have a reasonable basis. However, our forward-looking statements are subject to risks, uncertainties and other factors, which could cause actual results to differ materially from future results expressed, projected or implied by those forward-looking statements. Such risks include, but are not limited to:

•	The price of gold, copper and other commodities;

•	The cost of operations;

•	Currency fluctuations;

•	Geological and metallurgical assumptions;

•	Operating performance of equipment, processes and facilities;

•	Labor relations;

•	Timing of receipt of necessary governmental permits or approvals;

NEWMONT MINING CORPORATION

•	Domestic and foreign laws or regulations, particularly relating to the environment and mining;

•	Changes in tax laws and royalty agreements;

•	Domestic and international economic and political conditions;

•	Our ability to obtain or maintain necessary financing; and

•	Other risks and hazards associated with mining operations.

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

Available Information

Newmont maintains a web site at www.newmont.com, and makes available, through the Investor Relations section of the web site, its Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Section 16 filings and all amendments to those reports, as soon as reasonably practicable after such material is electronically filed with the Securities and Exchange Commission. Certain other information, including Newmont’s Corporate Governance Guidelines, the charters of key committees of its Board of Directors and its Code of Business Ethics and Conduct are also available on the web site.

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

Our business is dependent on the prices of gold and copper, which fluctuate on a daily basis and are affected by numerous factors beyond our control. Factors tending to influence prices include:

•	Gold sales, purchases or leasing by governments and central banks;

•	Speculative short positions taken by significant investors or traders in gold or copper;

•	The relative strength of the U.S. dollar;

•	The monetary policies employed by the world’s major Central Banks;

•	The fiscal policies employed by the world’s major industrialized economies;

•	Expectations of the future rate of inflation;

•	Interest rates;

NEWMONT MINING CORPORATION

•	Recession or reduced economic activity in the United States, China, India and other industrialized or developing countries;

•	Decreased industrial, jewelry or investment demand;

•	Increased supply from production, disinvestment and scrap;

•	Forward sales by producers in hedging or similar transactions; and

•	Availability of cheaper substitute materials.

Any decline in our realized gold or copper price adversely impacts our revenues, net income and operating cash flows, particularly in light of our strategy of not engaging in hedging transactions with respect to gold or copper sales. We have recorded asset write-downs in the past and may experience additional write-downs as a result of lower gold or copper prices in the future.

In addition, sustained lower gold or copper prices can:

•	Reduce revenues further through production declines due to cessation of the mining of deposits, or portions of deposits, that have become uneconomic at sustained lower gold or copper prices;

•

Reduce or eliminate the profit that we currently expect from ore stockpiles and ore on leach pads and increase the likelihood and amount that the Company might be required to record as an impairment charge related to the carrying value of its stockpiles;

•	Halt or delay the development of new projects;

•	Reduce funds available for exploration and advanced projects with the result that depleted reserves may not be replaced; and

•	Reduce existing reserves by removing ores from reserves that can no longer be economically processed at prevailing prices.

Also see the discussion in Item 1, Business, Gold or Copper Price.

We may be unable to replace gold and copper reserves as they become depleted.

Gold and copper producers must continually replace reserves depleted by production to maintain production levels over the long term and provide a return on invested capital. Depleted reserves can be replaced in several ways, including expanding known ore bodies, by locating new deposits, or acquiring interests in reserves from third parties. Exploration is highly speculative in nature, involves many risks and frequently is unproductive. Our current or future exploration programs may not result in new mineral producing operations. Even if significant mineralization is discovered, it will likely take many years from the initial phases of exploration until commencement of production, during which time the economic feasibility of production may change.

We may consider, from time to time, the acquisition of ore reserves from others related to development properties and operating mines. Such acquisitions are typically based on an analysis of a variety of factors including historical operating results, estimates of and assumptions regarding the extent of ore reserves, the timing of production from such reserves and cash and other operating costs. Other factors that affect our decision to make any such acquisitions may also include our assumptions for future gold or copper prices or other mineral prices and the projected economic returns and evaluations of existing or potential liabilities associated with the property and its operations and projections of how these may change in the future. In addition, in connection with future acquisitions we may rely on data and reports prepared by third parties and which may contain information or data that we are unable to independently verify or confirm. Other than historical operating results, all of these factors are uncertain and may have an impact on our revenue, our cash flow and other operating issues, as well as contributing to the uncertainties related to the process used to estimate ore reserves. In addition, there may be intense competition for the acquisition of attractive mining properties.

NEWMONT MINING CORPORATION

As a result of these uncertainties, our exploration programs and any acquisitions which we may pursue may not result in the expansion or replacement of our current production with new ore reserves or operations, which could have a material adverse effect on our business, prospects, results of operations and financial position.

Estimates of proven and probable reserves and mineralized material are uncertain and the volume and grade of ore actually recovered may vary from our estimates.

The reserves stated in this report represent the amount of gold and copper that we estimated, at December 31, 2012, could be economically and legally extracted or produced at the time of the reserve determination. Estimates of proven and probable reserves are subject to considerable uncertainty. Such estimates are, to a large extent, based on the prices of gold and copper and interpretations of geologic data obtained from drill holes and other exploration techniques. Producers use feasibility studies to derive estimates of capital and operating costs based upon anticipated tonnage and grades of ore to be mined and processed, the predicted configuration of the ore body, expected recovery rates of metals from the ore, the costs of comparable facilities, the costs of operating and processing equipment and other factors. Actual operating and capital cost and economic returns on projects may differ significantly from original estimates. Further, it may take many years from the initial phases of exploration until commencement of production, during which time, the economic feasibility of production may change.

Additionally, the term “mineralized material” as used in this report does not indicate proven and probable reserves as defined by the SEC or the Company’s standards. Estimates of mineralized material are subject to further exploration and development, and are, therefore, subject to considerable uncertainty. Despite the Company’s history of converting a substantial portion of mineralized material to reserves through additional drilling and study work, the Company cannot be certain that any part or parts of the mineralized reserve attributed deposit will ever be confirmed or converted into SEC Industry Guide 7 compliant reserves or that mineralized material can be economically or legally extracted.

In addition, if the price of gold or copper declines from recent levels, if production costs increase or recovery rates decrease or if applicable laws and regulations are adversely changed, we can offer no assurance that the indicated level of recovery will be realized or that mineral reserves or mineralized material as currently reported can be mined or processed profitably. If we determine that certain of our ore reserves have become uneconomic, this may ultimately lead to a reduction in our aggregate reported reserves and mineralized material. Consequently, if our actual mineral reserves and mineralized material are less than current estimates, our business, prospects, results of operations and financial position may be materially impaired.

Increased operating and capital costs could affect our profitability.

Costs at any particular mining location are subject to variation due to a number of factors, such as variable ore grade, changing metallurgy and revisions to mine plans in response to the physical shape and location of the ore body, as well as the age and utilization rates for the mining and processing related facilities and equipment. In addition, costs are affected by the price and availability of input commodities, such as fuel, electricity, labor, chemical reagents, explosives, steel and concrete and mining and processing related equipment and facilities. Commodity costs are, at times, subject to volatile price movements, including increases that could make production at certain operations less profitable. Further, changes in laws and regulations can affect commodity prices, uses and transport. Reported costs may also be affected by changes in accounting standards. A material increase in costs at any significant location could have a significant effect on our profitability and operating cash flow.

We could have significant increases in capital and operating costs over the next several years in connection with the development of new projects in challenging jurisdictions and in the sustaining and/or expansion of existing mining and processing operations. Costs associated with capital expenditures

NEWMONT MINING CORPORATION

have escalated on an industry-wide basis over the last several years, as a result of factors beyond our control, including the prices of oil, steel and other commodities and labor, as well as the demand for certain mining and processing equipment. Increased capital expenditures may have an adverse effect on the profitability of and cash flow generated from existing operations, as well as the economic returns anticipated from new projects.

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

Our decision to develop a project is typically based on the results of feasibility studies, which estimate the anticipated economic returns of a project. The actual project profitability or economic feasibility may differ from such estimates as a result of any of the following factors, among others:

•	Changes in tonnage, grades and metallurgical characteristics of ore to be mined and processed;

•	Higher input commodity and labor costs;

•	The quality of the data on which engineering assumptions were made;

•	Adverse geotechnical conditions;

•	Availability of adequate and skilled labor force and supply and cost of water and power;

•	Fluctuations in inflation and currency exchange rates;

•	Availability and terms of financing;

•	Delays in obtaining environmental or other government permits or approvals or changes in the laws and regulations related to our operations or project development;

•	Changes in tax laws, the laws and/or regulations around royalties and other taxes due to the regional and national governments and royalty agreements;

•	Weather or severe climate impacts, including without limitation, prolonged or unexpected precipitation and/or sub-zero temperatures; and

•	Potential delays relating to social and community issues, including, without limitation, issues resulting in protests, road blockages or work stoppages.

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

The exploration for natural resources and the development and production of mining operations are activities that involve a high level of uncertainty. These can be difficult to predict and are often affected by risks and hazards outside of our control. These factors include, but are not limited to:

•	Environmental hazards, including discharge of metals, concentrates, pollutants or hazardous chemicals;

•

Industrial accidents, including in connection with the operation of mining transportation equipment and accidents associated with the preparation and ignition of large-scale blasting operations, milling equipment, conveyor systems and transportation of chemicals, explosions or other materials;

NEWMONT MINING CORPORATION

•	Surface or underground fires or floods;

•	Unexpected geological formations or conditions (whether in mineral or gaseous form);

•	Ground and water conditions;

•	Fall-of-ground accidents in underground operations;

•	Failure of mining pit slopes and tailings dam walls;

•	Seismic activity; and

•	Other natural phenomena, such as lightning, cyclonic or tropical storms, floods or other inclement weather conditions.

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

The mining industry has been impacted, from time to time, by increased demand for critical resources such as input commodities, drilling equipment, trucks, shovels and tires. These shortages have, at times, impacted the efficiency of our operations, and resulted in cost increases and delays in construction of projects; thereby impacting operating costs, capital expenditures and production and construction schedules.

Mining companies are increasingly required to consider and provide benefits to the communities and countries in which they operate, and are subject to extensive environmental, health and safety laws and regulations.

As a result of public concern about the real or perceived detrimental effects of economic globalization and global climate impacts, businesses generally and large multinational corporations in natural resources industries, such as Newmont, in particular, face increasing public scrutiny of their activities. These businesses are under pressure to demonstrate that, as they seek to generate satisfactory returns on investment to shareholders, other stakeholders, including employees, governments, communities surrounding operations and the countries in which they operate, benefit and will continue to benefit from their commercial activities. Such pressures tend to be particularly focused on companies whose activities are perceived to have a high impact on their social and physical environment. The potential consequences of these pressures include reputational damage, legal suits, increasing social investment obligations and pressure to increase taxes and royalties payable to governments and communities.

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

NEWMONT MINING CORPORATION

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

Increased global attention or regulation on consumption of water by industrial activities, as well as water quality discharge, and on restricting or prohibiting the use of cyanide and other hazardous substances in processing activities could similarly have an adverse impact on our results of operations and financial position due to increased compliance and input costs.

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

NEWMONT MINING CORPORATION

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

Producing gold is an energy-intensive business, resulting in a significant carbon footprint. Energy costs account for approximately twenty percent of our overall operating costs, with our principal energy sources being purchased electricity, diesel fuel, gasoline, natural gas and coal.

A number of governments or governmental bodies have introduced or are contemplating regulatory changes in response to the potential impacts of climate change that are viewed as the result of emissions from the combustion of carbon-based fuels. At the 18th Conference of the Parties (COP) to the United Nations Framework Convention on Climate Change held in 2012, Parties to the Kyoto Protocol agreed to a second commitment period of emissions reductions from 1 January 2013 to 31 December 2020, which takes the form of an amendment to the Protocol. The 37 countries with binding targets in the second commitment period include Australia, and all members of the European Union. Several Annex I Parties who participated in Kyoto’s first-round have not taken on new targets in the second commitment period, and are Japan, New Zealand, and Russia. Other Annex I Parties without second-round targets are the United States (which never became a member to the Kyoto Protocol) and Canada (which withdrew from the Kyoto Protocol effective 2012).

Some of the countries in which we operate have implemented, and are developing, laws and regulations related to climate change and greenhouse gas emissions. In December 2009, the EPA issued an endangerment finding under the U.S. Clean Air Act that current and projected concentrations of certain mixed greenhouse gases, including carbon dioxide, in the atmosphere threaten the public health and welfare. Regulations have been adopted and additional laws or regulations may be promulgated in the United States to address the concerns raised by such endangerment finding. To date, U.S. regulations do not impose carbon tax on our operations but may in the future. Australia passed the Clean Energy Act in 2011 that sets up a mechanism to mitigate climate change by imposing a “carbon tax” on greenhouse gas emissions and encourage investment in clean energy, which is expected to have an impact to our Australian operations of $30—$40 million annually.

Legislation and increased regulation and requirements regarding climate change could impose increased costs on us, our venture partners and our suppliers, including increased energy, capital equipment, environmental monitoring and reporting and other costs to comply with such regulations.

NEWMONT MINING CORPORATION

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

Exploration, development, production and mine closure activities are subject to regional, political, economic, community and other risks of doing business, including:

•

Disadvantages of competing against companies from countries that are not subject to the rigorous laws and regulations of the U.S. or other jurisdictions, including without limitation, the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act and the Dodd-Frank Act;

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

•	Restrictions on the ability to pay dividends offshore or to otherwise repatriate funds;

•	Risk of loss due to civil strife, acts of war, guerrilla activities, insurrection and terrorism;

•	Risk of loss due to criminal activities such as trespass, illegal mining, theft and vandalism;

•	Risk of loss due to disease and other potential endemic health issues;

•	Risk of loss due to inability to access our properties or operations;

NEWMONT MINING CORPORATION

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

Our business is subject to U.S. Foreign Corrupt Practices Act and similar worldwide anti-bribery laws, a breach or breaches of which could lead to civil and criminal fines and penalties, loss of licenses or permits and loss of reputation.

We operate in certain jurisdictions that have experienced governmental and private sector corruption to some degree, and, in certain circumstances, strict compliance with anti-bribery laws may conflict with certain local customs and practices. For example, the U.S. Foreign Corrupt Practices Act and anti-bribery laws in other jurisdictions, including new anti-bribery legislation in the U.K. that took effect in 2011, generally prohibit companies and their intermediaries from making improper payments for the purpose of obtaining or retaining business or other commercial advantage. Our Code of Business Ethics and Conduct and other corporate policies mandate compliance with these anti-bribery laws, which often carry substantial penalties. There can be no assurance that Newmont’s internal control policies and procedures always will protect it from recklessness, fraudulent behavior, dishonesty or other inappropriate acts committed by the Company’s affiliates, employees or agents. As such, our corporate policies and processes may not prevent all potential breaches of law or other governance practices. Violations of these laws, or allegations of such violations, could lead to civil and criminal fines and penalties, litigation, and loss of operating licenses or permits, and may damage the Company’s reputation, which could have a material adverse effect on our business, financial position and results of operations or cause the market value of our common shares to decline.

Our Batu Hijau operation in Indonesia is subject to political and economic risks.

We have a substantial investment in Indonesia, a nation that since 1997 has undergone periods of financial crises and currency devaluation, outbreaks of political and religious violence and acts of terrorism, changes in national leadership, devolution of authority to regional governments, and the secession of East Timor, one of its former provinces. These factors heighten the risk of abrupt changes in the national policy toward foreign investors, which in turn could result in unilateral modification of concessions or contracts, regulatory changes that impose greater financial burdens, increased taxation and royalties (at both the national and regional level), denial of permits or permit renewals or expropriation of assets. In 2014, elections for the president of Indonesia and the national parliament will be held and the outcome could affect the country’s policies pertaining to foreign investment.

In regard to issues of resource nationalism, certain government officials and members of parliament may have a preference for national mining companies to own Indonesia’s mineral assets and the government has advocated policies intended to result in development of additional in-country processing of minerals mined in Indonesia and restrictions on exportation including the smelting and exportation of copper concentrates. Most recently, in 2012, the Indonesian Ministry of Energy and Mineral Resources issued regulations setting out certain levels of processing and refining required for minerals, and with respect to copper have indicated that only refined copper will be permitted to be exported out of Indonesia as of January 2014. While the 2009 mining law preserves the right of PTNNT to operate Batu Hijau pursuant to the Contract of Work, which includes a right to export copper concentrates, the Indonesia government has not yet confirmed PTNNT’s exemption from those

NEWMONT MINING CORPORATION

in-country processing requirements. Due to the limited smelting and refining facilities available in Indonesia, the failure to receive such exemption could result in the inability to export copper concentrate, which would adversely impact our future operating and financial results.

Violence committed by radical elements in Indonesia and other countries and the presence of U.S. forces in Afghanistan, as well as U.S. involvement in other conflicts in the Middle East, may increase the risk that foreign operations owned by U.S. companies will be the target of violence. If our Batu Hijau operation were so targeted it could have an adverse effect on our business.

Our Batu Hijau operation faced demonstrations by the local community in 2011 relating to a worker recruitment process, including protests and roadblocks. We cannot predict whether similar or more significant incidents will occur and the recurrence of significant opposition from the local community could disrupt mining activities and, thereby, adversely affect Batu Hijau’s assets and operations. Batu Hijau also faced temporary work stoppages in 2011 and 2012, and the operation’s collective bargaining agreement with the workforce is subject to renewal in late 2014. Indonesia has seen greater worker and union activism in recent times, and a strike or protracted labor agreement negotiation could adversely affect Batu Hijau’s operations.

Over the years, we are required to apply for renewals of certain key permits related to Batu Hijau. PT Newmont Nusa Tenggara (“PTNNT”), the entity operating Batu Hijau, employs a submarine tailings placement (“STP”) system. The STP system is operated pursuant to a permit from the government of Indonesia that was renewed in 2011, but is subject to challenge in connection with certain legal proceedings. See Note 30 to the Consolidated Financial Statements for a more detailed discussion of pending litigation. A loss of the STP permit would be expected to adversely impact Batu Hijau operations and may adversely impact our future operating and financial results.

Our ownership interest in Batu Hijau has been reduced in accordance with the Contract of Work issued by the Indonesian Government and future reductions in our interest in PTNNT may result in our loss of control over the Batu Hijau operations.

We currently have a 31.5% direct ownership interest in PTNNT, held through Nusa Tenggara Partnership B.V. (“NTPBV”), which is owned with an affiliate of Sumitomo Corporation of Japan (“Sumitomo”). We have a 56.25% interest in NTPBV and a Sumitomo affiliate holds the remaining 43.75%. NTPBV in turn owns 56% of PTNNT, the Indonesian subsidiary that owns Batu Hijau. In December 2009, Newmont entered into a transaction with P.T. Pukuafu Indah (“PTPI”), an unrelated non-controlling shareholder in PTNNT, whereby we agreed to advance certain funds to PTPI in exchange for (i) a pledge of PTPI’s 20% shareholding in PTNNT, (ii) an assignment of dividends payable on the shares, net of withholding tax, (iii) a commitment to support the application of our standards to the operation of the Batu Hijau mine, and (iv) as of September 16, 2011, powers of attorney to vote and sell the PTNNT shares (only as further security for the financing arrangement in support of the pledge, and only enforceable in an event of default). On June 25, 2010, to effectuate PTPI’s desire to sell the shares, PTPI completed the sale of approximately a 2.2% interest in PTNNT to PT Indonesia Masbaga Investama (“PTIMI”), and Newmont entered into a transaction with PTIMI whereby we agreed to advance certain funds to PTIMI in exchange for (i) a pledge of PTIMI’s 2.2% shareholding in PTNNT, (ii) an assignment of dividends payable on the shares, net of withholding tax, and (iii) a commitment to support the application of our standards to the operation of the Batu Hijau mine. Under the terms of the transaction, the Company has no powers of attorney or other right to vote PTIMI’s shares. Based on the above transactions, Newmont recognizes an additional 17% effective economic interest in PTNNT. Combined with Newmont’s 56.25% ownership in NTPBV, Newmont has a 48.5% effective economic interest in PTNNT and continues to consolidate Batu Hijau in its Consolidated Financial Statements.

Under the Contract of Work executed in 1986 between the Indonesian government and PTNNT (the “Contract of Work”), 51% of PTNNT’s shares were required to be offered for sale, first, to the

NEWMONT MINING CORPORATION

Indonesian government or, second, to Indonesian nationals by March 31, 2010. On May 6, 2011 we announced that a definitive agreement was signed with an agency of the Indonesian Government’s Ministry of Finance for the sale of the final 7% divestiture stake in PTNNT. Subsequently, a dispute over the legality of the purchase under relevant laws and regulations has arisen between certain members of parliament and the Ministry of Finance, and the transaction has not yet closed. Upon closing of the transaction, our ownership interest in the Batu Hijau mine’s production, assets and proven and probable equity reserves will be reduced to a 27.56% direct ownership interest as NTPBV’s ownership interest in PTNNT will be reduced to 49%, thus potentially reducing our ability to control the operation at Batu Hijau. In addition, we will have a 17% effective economic interest in PTNNT following the closing of the transaction through financing arrangements with existing shareholders, and we have identified Variable Interest Entities in connection with our economic interests in PTNNT due to certain funding arrangements and shareholder commitments. Therefore, we expect to continue to consolidate PTNNT in our Consolidated Financial Statements after the final 7% sale is completed. Loss of control over PTNNT operations may result in our deconsolidation of PTNNT for accounting purposes, which would reduce our reported consolidated sales, total assets and operating cash flows. See Note 30 to the Consolidated Financial Statements for more information about the PTNNT share divestiture.

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

Although the Indonesian government has not, since the 2008 arbitration, alleged that PTNNT is in breach of the Contract of Work, future disputes may arise under the Contract of Work. Moreover, there have been statements, from time to time, by some within the Indonesian government who advocate elimination of Contracts of Work and who may try to instigate future disputes surrounding the Contract of Work, particularly given that Batu Hijau is one of the largest businesses within the country. Although any dispute under the Contract of Work is subject to international arbitration, there can be no assurance that we would prevail in any such dispute and any termination of the Contract of Work could result in substantial diminution in the value of our interests in PTNNT. See Note 30 to the Consolidated Financial Statements for more information about the disputes involving the Contract of Work.

In January 2009, the Indonesian Government passed a new mining law. While the law preserves the right of PTNNT to operate our Batu Hijau operations pursuant to the Contract of Work, the Indonesian government is seeking to renegotiate certain provisions of the Contract of Work to conform

NEWMONT MINING CORPORATION

to certain provisions of the mining law, which could include requests for, among other things, higher royalty rates. In January 2012, the President of Indonesia appointed a committee to evaluate the process of conforming Contracts of Work to the 2009 mining law.

Our operations at Yanacocha and the development of our Conga Project in Peru are subject to political and social unrest risks, which have resulted most recently in the rescheduling of construction activities in our Conga project.

During the last several years, Minera Yanacocha S.R.L. (“Yanacocha”), in which we own a 51.35% interest, and whose properties include the mining operations at Yanacocha and the Conga project in Peru, has been the target of local political and community protests, some of which blocked the road between the Yanacocha mine and Conga project complexes and the City of Cajamarca in Peru and resulted in vandalism and equipment damage. We cannot predict whether similar or more significant incidents will occur in the future. The recurrence of significant political or community opposition or protests could continue to adversely affect Conga’s development and the continued operation of Yanacocha.

Construction activities on our Conga project were suspended on November 30, 2011 at the request of Peru’s central government following increasing protests in Cajamarca by anti-mining activists led by the regional president. At the request of the Peruvian central government, the environmental impact assessment prepared in connection with the project, which was previously approved by the central government in October 2010, was reviewed by independent experts, in an effort to resolve allegations around the environmental viability of Conga. This review concluded that the environmental impact assessment complied with international standards and provided some recommendations to improve water management. Yanacocha is currently focusing on the construction of water reservoirs prior to the development of other project facilities. However, development of Conga is contingent upon generating acceptable Project returns and getting local community and government support. Should the Company be unable to continue with the current development plan at Conga, the Company may in the future reprioritize and reallocate capital to development alternatives in Nevada, Australia, Ghana and Indonesia, which may result in an impairment of the Conga project.

In the second quarter of 2011, Presidential and Congressional elections resulted in a change in government in Peru. The new administration supported mining as a driver for continued growth and future development of Peru in 2012. However, we are unable to predict whether the Central government will continue to take similar positions in the future. The regional government actively opposed the Conga project in 2012 and continues to reject the viability of its development. We are unable to predict the positions that will be taken in the future and whether such positions or changes in law will affect Yanacocha or Conga. Such changes may include increased labor regulations, environmental and other regulatory requirements, and additional taxes and royalties, as well as future protests, community demands and road blockages. For example, during the third quarter of 2011, the new government enacted four new tax laws. We cannot predict future positions of either the Central or regional government on foreign investment, mining concessions, land tenure or other regulation. Any change in government positions or laws on these issues could adversely affect the assets and operations of Yanacocha or Conga, which could have a material adverse effect on our results of operations and financial position. Additionally, any inability to continue to develop the Conga project or operate at Yanacocha could have an adverse impact on our growth if we are not able to replace its expected production.

Our Company and the mining industry are facing continued geotechnical challenges, which could adversely impact our production and profitability.

Newmont and the mining industry are facing continued geotechnical challenges due to the older age of certain of our mines and a trend toward mining deeper pits and more complex deposits. This leads to higher pit walls, more complex underground environments and increased exposure to

NEWMONT MINING CORPORATION

geotechnical instability and hydrological impacts. As our operations are maturing, the open pits at many of our sites are getting deeper and we have experienced certain geotechnical failures at some of our mines, including, without limitation, in Indonesia at the Batu Hijau open-pit mine and at our operations in Australia, Nevada, Peru, New Zealand and Ghana.

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

The foreign currency that primarily impacts our results of operations is the Australian dollar. We estimate that every $0.10 increase in the U.S. dollar/Australian dollar exchange rate increases annually the U.S. dollar Costs applicable to sales by approximately $90 for each ounce of gold sold from operations in Australia before taking into account the impact of currency hedging. During the majority of 2012, the Australian dollar was relatively unchanged compared to than the U.S. dollar compared to 2011. We hedge up to 90% of our future forecasted Australian dollar denominated operating expenditures to reduce the variability of our Australian dollar exposure. At December 31, 2012 we have hedged 76%, 61%, 41%, 24% and 7% of our forecasted Australian denominated operating costs in 2013, 2014, 2015, 2016 and 2017, respectively. Our Australian dollar derivative programs will limit the benefit to Newmont of future decreases, if any, in the U.S. dollar/Australian dollar exchange rates. For additional information, see Item 7, Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations, Results of Consolidated Operations, Foreign Currency Exchange Rates, below. For a more detailed description of how currency exchange rates may affect costs, see discussion in Foreign Currency in Item 7A, Quantitative and Qualitative Discussions About Market Risk.

Our business requires substantial capital investment and we may be unable to raise additional funding on favorable terms.

The construction and operation of potential future projects and various exploration projects will require significant funding. Our operating cash flow and other sources of funding may become insufficient to meet all of these requirements, depending on the timing and costs of development of these and other projects. As a result, new sources of capital may be needed to meet the funding requirements of these investments, fund our ongoing business activities and pay dividends. Our ability to raise and service significant new sources of capital will be a function of macroeconomic conditions, future gold and copper prices, our operational performance and our current cash flow and debt position, among other factors. In the event of lower gold and copper prices, unanticipated operating or financial challenges, or a further dislocation in the financial markets as experienced in recent years, our ability to pursue new business opportunities, invest in existing and new projects, fund our ongoing operations, retire or service all of our outstanding debt and pay dividends could be significantly constrained.

NEWMONT MINING CORPORATION

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

From time to time, we examine opportunities to make selective acquisitions in order to provide increased returns to our shareholders and to expand our operations and reported reserves and, potentially, generate synergies. The success of any acquisition would depend on a number of factors, including, but not limited to:

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

NEWMONT MINING CORPORATION

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

We are dependent upon information technology systems in the conduct of our operations. Our information technology systems are subject to disruption, damage or failure from a variety of sources, including, without limitation, computer viruses, security breaches, cyber-attacks, natural disasters and defects in design. Cybersecurity incidents, in particular, are evolving and include, but are not limited to, malicious software, attempts to gain unauthorized access to data and other electronic security breaches that could lead to disruptions in systems, unauthorized release of confidential or otherwise protected information and the corruption of data. Various measures have been implemented to manage our risks related to the information technology systems and network disruptions. However, given the unpredictability of the timing, nature and scope of information technology disruptions, we could potentially be subject to production downtimes, operational delays, the compromising of confidential or otherwise protected information, destruction or corruption of data, security breaches, other manipulation or improper use of our systems and networks or financial losses from remedial actions, any of which could have a material adverse effect on our cash flows, competitive position, financial condition or results of operations.

We could also be adversely affected by system or network disruptions if new or upgraded information technology systems are defective, not installed properly or not properly integrated into our operations. We are implementing new enterprise software to support various operational functions, financial reporting and controls management. The implementation of this new system carries risks such as cost overruns, delays and interruptions. If we are not able to successfully implement our new system in a timely manner, we will have to rely on manual reporting processes and controls over financial reporting that have not been planned, designed or tested. Various measures have been implemented to manage our risks related to the system implementation, but system implementation failures could have a material adverse effect on our business, financial position and results of operations and could, if not successfully implemented, adversely impact the effectiveness of our internal controls over financial reporting.

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

NEWMONT MINING CORPORATION

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

Production at our mines is dependent upon the efforts of our employees and, consequently, our maintenance of good relationships with our employees. Due to union activities or other employee actions, we could experience labor disputes, work stoppages or other disruptions in production that could adversely affect us. At December 31, 2012, various unions represented approximately 42% of our employee work force worldwide. There can be no assurance that any future disputes will be resolved without disruptions to operations.

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

We are currently, or may in the future become, subject to litigation, arbitration or other legal proceedings with other parties. If decided adversely to Newmont, these legal proceedings, or others that could be brought against us in the future, could have a material adverse effect on our financial position or prospects. For a more detailed discussion of pending litigation, see Note 30 to the Consolidated Financial Statements.

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

NEWMONT MINING CORPORATION

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

We recognize the expected future tax benefit from deferred tax assets when the tax benefit is considered to be more likely than not of being realized, otherwise, a valuation allowance is applied against deferred tax assets. Assessing the recoverability of deferred tax assets requires management to make significant estimates related to expectations of future taxable income. Estimates of future taxable income are based on forecasted cash flows from operations and the application of existing tax laws in each jurisdiction. To the extent that future cash flows and taxable income differ significantly from estimates, our ability to realize the deferred tax assets could be impacted. Additionally, future changes in tax laws could limit our ability to obtain the future tax benefits represented by our deferred tax assets. At December 31, 2012, the Company’s current and long-term deferred tax assets were $195 and $481, respectively.

Returns for investments in pension plans are uncertain.

We maintain pension plans for certain employees which provide for specified payments after retirement. The ability of the pension plans to provide the specified benefits depends on our funding of the plans and returns on investments made by the plans. Returns, if any, on investments are subject to fluctuations based on investment choices and market conditions. A sustained period of low returns or losses on investments could require us to fund the pension plans to a greater extent than anticipated. During the second half of 2008 and early 2009, market conditions caused the value of the investments in our pension plans to decrease significantly. As a result, we contributed $48 and $27 to the pension plans in 2012 and 2011, respectively. If future plan investment returns are not sufficient, we may be required to increase the amount of future cash contributions. For a more detailed discussion of the funding status and expected benefit payments to plan participants, see the discussion in Employee Related Benefits, Note 13 to the Consolidated Financial Statements.

Holders of our common stock may not receive dividends.

Holders of our common stock are entitled to receive only such dividends as our board of directors may declare out of funds legally available for such payments. We are incorporated in Delaware and governed by the Delaware General Corporation Law. Delaware law allows a corporation to pay

NEWMONT MINING CORPORATION

dividends only out of surplus, as determined under Delaware law or, if there is no surplus, out of net profits for the fiscal year in which the dividend was declared and for the preceding fiscal year. Under Delaware law, however, we cannot pay dividends out of net profits if, after we pay the dividend, our capital would be less than the capital represented by the outstanding stock of all classes having a preference upon the distribution of assets. Furthermore, holders of our common stock may be subject to the prior dividend rights of holders of our preferred stock or depositary shares representing such preferred stock then outstanding. Our ability to pay dividends will be subject to our future earnings, capital requirements and financial condition, as well as our compliance with covenants and financial ratios related to existing or future indebtedness. Although we have historically declared cash dividends on our common stock and adopted an enhanced gold price-linked dividend policy described under Item 5, Market for Registrant’s Common Equity, Related Stockholders Matters and Issuer Purchase of Equity Securities, we are not required to declare cash dividends on our common stock and our board of directors may reduce, defer or eliminate our common stock dividend in the future.

NEWMONT MINING CORPORATION

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

Gold production from Nevada was approximately 1.748 million ounces for 2012 with ore mined from nine open pit and seven underground mines. At December 31, 2012, we reported 35.1 million ounces of gold reserves in Nevada, with 77% of those ounces in open pit mines and 23% in underground mines. We are advancing several development opportunities in Nevada, including Long Canyon.

The Nevada operations produce gold from a variety of ore types requiring different processing techniques depending on economic and metallurgical characteristics. To ensure the best use of processing capacity, we use a linear programming model to guide the flow of both mining sequence selection and routing of ore streams to various plants. Refractory ores, which require more complex, higher cost processing methods, generated 82% of Nevada’s gold production in 2012, compared with 79% in 2011 and 79% in 2010. With respect to remaining reserves, we estimate that approximately

NEWMONT MINING CORPORATION

85% are refractory ores and 15% are oxide ores. Higher-grade oxide ores are processed by conventional milling and cyanide leaching at Carlin (Mill 5) and Twin Creeks (Juniper). Lower-grade material with suitable cyanide solubility is treated on heap leach pads at Carlin and Twin Creeks. Higher-grade refractory ores are processed through either a roaster at Carlin (Mill 6) or autoclaves at Twin Creeks (Sage). Lower-grade refractory ores are processed at Carlin by flotation or direct flotation at Mill 5. Mill 5 flotation concentrates are then processed at the Carlin roaster or the Twin Creeks autoclaves and additional gold is recovered from the flotation tails by cyanide leaching. The Phoenix mill produces a gravity gold concentrate and a copper/gold flotation concentrate and recovers additional gold from cyanide leaching of the flotation tails. Ore from the Midas mine is processed by conventional milling and Merrill-Crowe zinc precipitation. Activated carbon from the various leaching circuits is treated to produce gold doré at the Carlin or Twin Creeks refineries. Zinc precipitate at Midas is refined on-site.

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

The Long Canyon exploration project is located approximately one hundred miles from the Company’s existing infrastructure at Carlin and we believe provides the potential for significant development and operating synergies. During 2012, the project entered into the selection and confirmation stage as we further develop our understanding of Long Canyon and the district. We have submitted a Plan-of-Operations to the BLM in support of our EIS for operations. We continue to make progress on the exploration program; total of 85 kilometers of drilling was completed in 2012 and we anticipate an additional 65 kilometers to be drilled in 2013. Our intention is to bring the project into production in 2017.

We have a 25% interest in a joint venture with Barrick in the Turquoise Ridge mine. We have an agreement to provide up to 2,000 tons per day of milling capacity at Twin Creeks to the joint venture. Barrick is the operator of the joint venture. Gold production of 48,000 ounces in 2012 were attributable to Newmont.

In Nevada, mining taxes are assessed on up to 5% of net proceeds of a mine. Net proceeds are calculated as the excess of gross yield over direct costs. Gross yield is determined as the value received when minerals are sold, exchanged for anything of value or removed from the state. Direct costs generally include the costs to develop, extract, produce, transport and refine minerals.

Mexico.    We have a 44% interest in the La Herradura joint venture and related gold properties (Herradura, Soledad-Dipolos and Noche Buena), which are located in the Sonora desert. La Herradura is operated by Fresnillo PLC (which owns the remaining 56% interest) and comprises open pit operations with run-of-mine heap leach processing. Herradura has been in operation since 1998. Soledad-Dipolos is located 9 kilometers northwest of Herradura and commenced operations in January 2010. Noche Buena is located 23 kilometers northwest of Herradura and operations commenced in Q1 2012. La Herradura is building an oxide mill to improve recoveries on higher grade material with expected completion in the second half of 2013. La Herradura produced 212,000 attributable ounces of gold in 2012, and at December 31, 2012 we reported 2.6 million attributable ounces of gold reserves.

South America

The properties of Minera Yanacocha S.R.L. (“MYSRL”) include operations at Yanacocha and the Conga project. We hold a 51.35% interest in MYSRL with the remaining interests held by Compañia de Minas Buenaventura, S.A.A. (“Buenaventura”) (43.65%) and the International Finance Corporation (5%).

NEWMONT MINING CORPORATION

MYSRL has mining rights with respect to a large land position consisting of concessions granted by the Peruvian government to MYSRL and a related entity. These mining concessions provide for both the right to explore and exploit. However, MYSRL must first obtain the respective exploration and exploitation permits, which are generally granted in due course. MYSRL may retain mining concessions indefinitely by paying annual fees and, during exploitation, complying with production obligations or paying assessed fines. Mining concessions are freely assignable or transferable. Beginning October 1, 2011, mining companies are subject to a revised royalty and special mining tax, dependent on whether or not a stabilization agreement is in effect. The revised royalty and special mining taxes are based on a sliding scale between 5% to 7%.

Yanacocha, Peru.    Yanacocha is located approximately 375 miles (604 kilometers) north of Lima and 30 miles (48 kilometers) north of the city of Cajamarca. Yanacocha began production in 1993 and currently has active open pit mines at Cerro Yanacocha, La Quinua, Chaquicocha, Maqui Maqui, Carachugo, and Cerro Negro. Yanacocha has four leach pads, three processing facilities, and one mill. Yanacocha’s gold production for 2012 was 1.346 million ounces (691,000 attributable ounces) and at December 31, 2012 we reported 3.0 million attributable ounces of gold reserves.

Conga, Peru.    The Conga project is located within close proximity of existing operations at Yanacocha. Due to local political and community protests, construction and development activities at the Conga project were largely suspended in November 2011. The results of the Peruvian Central Government initiated Environmental Impact Assessment (“EIA”) independent review were announced on April 20, 2012 and confirmed our initial EIA met Peruvian and International standards. The review made recommendations to provide additional water capacity and social funds, which we have largely accepted. We announced our decision to move the project forward on a “water first” approach on June 22, 2012. During 2013 the project will be focused on building water reservoirs, completing the last engineering activities, and accepting delivery of the main equipment purchases. Should we be unable to continue with the current development plan at Conga, we may reprioritize and reallocate capital to development alternatives in Nevada, Australia, Ghana and Indonesia. If the project proceeds, average annual estimated attributable gold production of approximately 300,000 to 350,000 ounces and average annual estimated attributable copper production of approximately 80 to 120 million pounds per year are expected during the first five years of production. At December 31, 2012, we reported 6.5 million attributable ounces of gold reserves and 1,690 million attributable pounds of copper reserves.

La Zanja, Peru.    We hold a 46.94% interest in La Zanja, a gold mine near the city of Cajamarca. The mine commenced operations in September 2010 and is operated by Buenaventura. The mine consists of two small open pits and one oxide leach pad. La Zanja produced 53,000 attributable gold ounces in 2012 and at December 31, 2012 we reported 0.2 million attributable ounces of gold reserves.

Merian, Suriname.    We completed a positive feasibility study in the fourth quarter of 2012 and now own an 80% interest in the Merian project through a joint venture with a subsidiary of Alcoa. We continue to finalize the mineral agreement with the government of Suriname, expected in the first half of 2013. The development of the Merian project will allow Newmont to pursue a new district with upside potential and the opportunity to grow and extend the operating life of the South American region. First production is targeted for 2015 with initial estimated gold production (on a 100% basis) of 350,000 to 450,000 ounces per year. At December 31, 2012, we reported 2.9 million attributable ounces of gold reserves.

Asia Pacific

Australia/New Zealand.    In Australia, mineral exploration and mining titles are granted by the individual states or territories. Mineral titles may also be subject to native title legislation or, in the Northern Territory, to Aboriginal freehold title legislation that entitles indigenous persons to

NEWMONT MINING CORPORATION

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

In Australia, various ad valorem royalties and taxes are paid to state and territorial governments, typically based on a percentage of gross revenues or earnings. Indigenous communities have negotiated royalty payments as a condition to granting access to areas where they have native title or other property rights. A carbon dioxide tax commenced in Australia on July 1, 2012, whereby the largest emitters of carbon dioxide are required to pay A$23.00 per metric ton of carbon dioxide released into the atmosphere. The carbon price is indexed for inflation through June 30, 2015, when a cap and trade system will be in place. Carbon costs are primarily driven by electricity and diesel fuel consumption.

Boddington.    Boddington (100% owned) is located 81 miles (130 kilometers) southeast of Perth in Western Australia. Boddington has been wholly owned since June 2009 when Newmont acquired the final 33.33% interest from AngloGold Ashanti Australia Limited (“AngloGold”). Boddington poured its first gold in September 2009 and commenced commercial production in November 2009. Boddington produced 724,000 ounces of gold and 67 million pounds of copper in 2012, and at December 31, 2012 we reported 18.6 million ounces of gold reserves and 2,180 million pounds of copper reserves.

Kalgoorlie.    Kalgoorlie (50% owned) comprises the Fimiston open pit (commonly referred to as the Super Pit) and Mt. Charlotte underground mine at Kalgoorlie-Boulder, 373 miles (600 kilometers) east of Perth in Western Australia. The mines are managed by Kalgoorlie Consolidated Gold Mines Pty Ltd for the joint venture owners, Newmont and Barrick. During 2012, Kalgoorlie produced 341,000 attributable ounces, and at December 31, 2012 we reported 4.2 million attributable ounces of gold reserves.

Jundee.    Jundee (100% owned) is situated approximately 435 miles (700 kilometers) northeast of Perth in Western Australia. We mined ore solely from underground sources in 2012, with mill feed

NEWMONT MINING CORPORATION

supplemented from oxide stockpiles for blending purposes. Jundee produced 333,000 ounces of gold in 2012, and at December 31, 2012 we reported 0.5 million ounces of gold reserves.

Tanami.    Tanami (100% owned) includes the Granites treatment plant and associated mining operations, which are located in the Northern Territory approximately 342 miles (550 kilometers) northwest of Alice Springs and the Dead Bullock Soak mining operations, approximately 25 miles (40 kilometers) west of the Granites. Operations are predominantly focused on the Callie underground mine at Dead Bullock Soak and ore is processed through the Granites treatment plant. We have decided to defer further development work on the Tanami Shaft Project, as we focus on (i) improving the execution and delivery at the existing operation, and (ii) gaining a better understanding of the impact of the nearer surface underground Auron discovery on the overall life-of-mine plan. We expect to reassess the restart date of the Tanami Shaft Project in 2015. During 2012, the Tanami operations produced 183,000 ounces, and at December 31, 2012 we reported 2.2 million ounces of gold reserves.

Waihi, New Zealand.    Waihi (100% owned) is located within the town of Waihi, approximately 94 miles (150 kilometers) southeast of Auckland and currently consists of the Trio underground deposit and the Martha open pit mine. The Waihi operation produced 67,000 ounces of gold in 2012, and at December 31, 2012 we reported 0.3 million ounces of gold reserves.

Duketon.    We have a 19.75% interest in Regis Resources Ltd. (“Regis”), which owns 100% of the Duketon gold project, located approximately 200 miles (320 kilometers) northeast of Kalgoorlie. Duketon commenced production on its first mine in the third quarter of 2010 and completed construction of its second mine in 2012 and produced 31,000 attributable ounces of gold in 2012, and at December 31, 2012 we reported 0.6 million attributable ounces of gold reserves.

Batu Hijau, Indonesia.    Batu Hijau is located on the island of Sumbawa, approximately 950 miles (1,529 kilometers) east of Jakarta. Batu Hijau is a large porphyry copper/gold deposit, which Newmont discovered in 1990. Development and construction activities began in 1997 and start-up occurred in late 1999. In 2012, Batu Hijau produced 157 million pounds of copper (76 million attributable pounds) and 68,000 ounces of gold (33,000 attributable ounces). At December 31, 2012, we reported 3,500 million attributable pounds of copper reserves and 3.5 million attributable ounces of gold reserves.

We own 31.50% of Batu Hijau through Nusa Tenggara Partnership B.V. (“NTPBV”), which we own with an affiliate of Sumitomo Corporation of Japan. We have a 56.25% interest in NTPBV and the Sumitomo affiliate holds the remaining 43.75%. NTPBV in turn owns 56% of PT Newmont Nusa Tenggara (“PTNNT”), the Indonesian subsidiary that owns the Batu Hijau copper and gold mine. The remaining 44% interest in PTNNT is owned by PT Multi Daerah Bersaing (“PTMDB”), 24%; P.T. Pukuafu Indah (“PTPI”), 17.8%; and PT Indonesia Masbaga Investama (“PTIMI”), 2.2%.

On May 6, 2011, we announced that a definitive agreement was signed with an agency of the Indonesian Government’s Ministry of Finance for the sale of the final 7% divestiture stake, as required under the terms of PTNNT’s Contract of Work with the Indonesian Government. NTPBV entered into the agreement with Pusat Investasi Pemerintah (“PIP”). The Government of Indonesia designated PIP as the buyer for the final 7% interest by exercising a right of first refusal set out in the Contract of Work. Upon closing of the transaction, NTPBV’s interest in Batu Hijau will be reduced to 49%, as required under the Contract of Work. The price agreed for the 7% stake is approximately $247. Closing of the transaction is pending receipt of approvals from certain Indonesian government ministries. Subsequent to signing the agreement, a disagreement arose between the Ministry of Finance and the Indonesian parliament in regard to whether parliamentary approval was required to allow PIP to make the share purchase. The Ministry of Finance continues to dispute the need for parliamentary approval and further disputes may arise in regard to the divestiture of the 7% stake. NTPBV and PIP agreed to extend the period for satisfying the closing conditions of the agreement until April 2013. Our ownership interest in PTNNT following the closing of the transaction will be 27.56%.

NEWMONT MINING CORPORATION

We have identified Variable Interest Entities (“VIEs”) (see Note 2 to the Consolidated Financial Statements) in connection with our economic interests in PTNNT due to certain funding arrangements and shareholder commitments. We have financing arrangements with PTPI and PTIMI, unrelated noncontrolling shareholders of PTNNT, whereby we agreed to advance certain funds to them in exchange for (i) a pledge of their combined 20% share of PTNNT, (ii) an assignment of dividends payable on the shares, net of withholding tax, (iii) a commitment from them to support the application of our standards to the operation of Batu Hijau, and (iv) as of September 16, 2011 in respect of PTPI only, powers of attorney to vote and sell PTNNT shares in support of the pledge, enforceable in an event of default as further security for the funding. As a result, PTPI and PTIMI were determined to be VIEs and our effective economic interest in PTNNT increased by 17% (20% interest net of withholding tax) to 48.50% during 2010. We currently manage Batu Hijau and our standards are applied at Batu Hijau.

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

Under the Contract of Work our ownership interest in the Batu Hijau mine’s proven and probable reserves may be reduced in the future to as low as 27.56% and ownership interest of NTPBV in PTNNT could be reduced to 49%, thus potentially reducing our ability to control the operation at Batu Hijau or apply our operating standards. As part of the negotiation of the divestiture sale agreements with PTMDB, the parties executed an operating agreement under which each party recognizes the right of Newmont and Sumitomo to apply their operating standards at Batu Hijau and binds the parties to adhere to our standards for safety, environmental stewardship and community responsibility. The operating agreement remains in effect for so long as NTPBV owns more shares of PTNNT than PTMDB. If the operating agreement terminates, then we could lose effective control over the operations of Batu Hijau and will be at risk for operations conducted in a manner that could potentially reduce the value of PTNNT or result in safety, environmental or social standards below those adhered to by us. Such loss of control may cause us to deconsolidate PTNNT for accounting purposes, which would reduce our reported consolidated sales, cost applicable to sales, amortization, total assets and operating cash flow attributable to PTNNT. See Note 30 to the Consolidated Financial Statements.

Africa

Ahafo, Ghana.    Ahafo (100% owned) is located in the Brong-Ahafo Region of Ghana, approximately 180 miles (290 kilometers) northwest of Accra. We currently operate four open pits at Ahafo with reserves contained in 11 pits and an underground mine presently in development. Commercial production in the fourth pit, Amoma, began in October 2010. The process plant consists of a conventional mill and carbon-in-leach circuit. Ahafo produced 561,000 ounces of gold in 2012, and at December 31, 2012 we reported 11.6 million ounces of gold reserves.

Akyem, Ghana.    Akyem (100% owned) is located approximately 80 miles (125 kilometers) northwest of Accra. The construction activities continue to progress on schedule and on budget. First production is anticipated in late 2013 with approximately three to six months expected for ramp-up from construction completion to commercial production. Gold production is expected to be approximately 350,000 to 450,000 ounces per year for the first five years of the mine’s operating life of approximately 16 years (based on current gold reserves). At December 31, 2012, we reported 7.4 million ounces of gold reserves.

NEWMONT MINING CORPORATION

In December 2003, Ghana’s Parliament unanimously ratified an Investment Agreement (the “Investment Agreement”) between Newmont and the government of Ghana. The Investment Agreement establishes a fixed fiscal and legal regime, including fixed royalty and tax rates, for the life of any Newmont project in Ghana. Under the Investment Agreement, we will pay corporate income tax at the Ghana statutory tax rate (presently 35% but not to exceed 32.5%) and fixed gross royalties on gold production of 3.0% (3.6% for any production from forest reserve areas). The government of Ghana is also entitled to receive 10% of a project’s net cash flow after we have recouped our investment and may acquire up to 20% of a project’s equity at fair market value on or after the 15th anniversary of such project’s commencement of production. The Investment Agreement also contains commitments with respect to job training for local Ghanaians, community development, purchasing of local goods and services and environmental protection. In July 2009, the Minister of Finance implemented the National Fiscal Stabilization Levy, which is an additional tax of profits. Negotiations are ongoing with the commissioner of the Ghana Internal Revenue Service on the applicability of the levy, given Newmont’s Investment Agreement. While negotiations are pending, we have paid and included $39 in Income and mining tax expense to date under the levy.

In 2012, the government of Ghana enacted a law that increased the corporate income tax from 25% to 35%, eliminated the National Fiscal Stabilization Levy, and changed capital allowances to 20% over 5 years from the previously allowed 80% deduction in year one and then 50% per year on the remaining balance. Per our Investment Agreement, the increase in the corporate income tax rate would be limited to 32.5% and capital allowances remain at the old rates and basis. The government of Ghana also introduced a bill in Parliament that sought to impose a “windfall profit tax” of 10% on windfall profits of mining companies. The bill was later withdrawn from Parliament, and it is not clear if or when it will be returned to Parliament and passed into law. The windfall tax of 10% would not be applicable to our Ghana operations.

In addition, the government of Ghana recently established a Mining Review Committee (“MRC”) to review fiscal regimes and mining agreements with a view to ensuring that Ghana benefits adequately and fairly from gains in the mining sector. Newmont is currently in discussions with the MRC on certain aspects of the Investment Agreement which they would like to be reviewed. The discussions are in the early stages and we cannot determine the potential impact at this stage. See Risk Factor “Our operations are subject to risks of doing business” for a description of risks inherent in contracts with governments.

NEWMONT MINING CORPORATION

Operating Statistics

The following tables detail operating statistics related to gold production, sales and production costs per ounce:

	North America			South America
Year Ended December 31,	2012	2011	2010	2012	2011	2010
Tons mined (000 dry short tons):
Open pit	260,927	236,120	233,359	51,293	59,664	195,663
Underground	2,608	2,685	2,452	—	—	—
Tons processed (000 dry short tons):
Mill	25,324	23,860	23,497	6,976	6,843	6,832
Leach	36,593	24,201	17,240	32,704	43,173	58,691
Average ore grade (oz/ton):
Mill	0.078	0.081	0.085	0.123	0.102	0.081
Leach	0.015	0.018	0.019	0.020	0.020	0.019
Average mill recovery rate	78.4%	78.6%	78.9%	88.0%	84.6%	82.5%
Ounces produced (000):
Mill	1,589	1,574	1,540	745	560	421
Leach	354	361	366	591	709	1,038
Development(1)	17	15	3	10	24	3

Consolidated	1,960	1,950	1,909	1,346	1,293	1,462

Attributable	1,960	1,950	1,909	744	728	771

Consolidated ounces sold (000)	1,931	1,933	1,898	1,325	1,271	1,463

Production costs per ounce sold: (2)
Direct mining and production costs	$692	$658	$601	$475	$555	$444
By-product credits	(97)	(100)	(72)	(13)	(36)	(50)
Royalties and production taxes	31	25	15	35	38	32
Other	10	11	7	8	3	5

Costs applicable to sales	636	594	551	505	560	431
Amortization	130	153	153	192	184	111
Reclamation and remediation	4	4	4	15	15	10

Total production costs	$770	$751	$708	$712	$759	$552

NEWMONT MINING CORPORATION

	Asia Pacific			Africa
Year Ended December 31,	2012	2011	2010	2012	2011	2010
Tons mined (000 dry short tons):
Open pit	326,897	306,796	238,725	54,690	52,332	51,054
Underground	3,311	3,159	3,564	—	—	—
Tons milled (000 dry short tons)	82,265	81,689	89,293	8,384	8,614	8,372
Average ore grade (oz/ton)	0.025	0.030	0.033	0.074	0.078	0.077
Average mill recovery rate	84.5%	85.4%	86.3%	92.1%	89.8%	86.1%
Ounces produced (000):
Mill	1,702	2,062	2,502	535	559	529
Development(1)	14	2	—	26	7	16

Consolidated	1,716	2,064	2,502	561	566	545

Attributable	1,712	1,922	2,145	561	566	545

Consolidated ounces sold (000)	1,683	2,058	2,407	527	558	528

Production costs per ounce sold: (2)
Direct mining and production costs	$847	$621	$457	$538	$427	$411
By-product credits	(15)	(24)	(14)	(2)	(2)	(1)
Royalties and production taxes	40	38	28	58	47	38
Other	14	4	3	2	2	2

Costs applicable to sales	886	639	474	596	474	450
Amortization	189	142	109	142	137	150
Reclamation and remediation	8	7	5	5	4	4

Total production costs	$1,083	$788	$588	$743	$615	$604

	Total Gold
Year Ended December 31,	2012	2011	2010
Ounces produced (000):
Mill	4,571	4,755	4,992
Leach	945	1,070	1,404
Development(1)	67	48	22

Consolidated	5,583	5,873	6,418

Attributable	4,977	5,166	5,370

Consolidated ounces sold (000)	5,466	5,820	6,296

Production costs per ounce sold:(2)
Direct mining and production costs	$665	$600	$493
By-product credits	(44)	(50)	(39)
Royalties and production taxes	40	35	26
Other	16	6	5

Costs applicable to sales	677	591	485
Amortization	169	154	126
Reclamation and remediation	8	7	6

Total production costs	$854	$752	$617

NEWMONT MINING CORPORATION

The following table details operating statistics related to copper production, sales and production costs per pound.

	Asia Pacific
Year Ended December 31,	2012	2011	2010
Tons milled (000 dry short tons)	72,192	70,487	77,155
Average grade	0.24%	0.33%	0.46%
Average recovery rate	69.8%	76.4%	85.1%
Consolidated pounds produced (millions)	224	338	577

Attributable pounds produced (millions)	143	197	314

Consolidated pounds sold (millions)	229	356	539

Production costs per pound sold:(2)
Costs applicable to sales	$2.34	$1.26	$0.80
Amortization	0.48	0.28	0.21
Reclamation and remediation	0.05	0.02	0.01

Total production costs	$2.87	$1.56	$1.02

(1)	Ounces from the removal and production of de minimis saleable materials during development. Related sales are recorded in Other income, net of incremental mining and processing costs.

(2)	Production costs do not include items that are included in sustaining costs such as General and administrative, exploration, Advanced Projects, Other expense and sustaining capital.

Proven and Probable Reserves

We had attributable proven and probable gold reserves of 99.2 million ounces at December 31, 2012, calculated at a gold price assumption of $1,400, A$1,400 or NZ$1,800 per ounce. Our 2012 reserves would decline by approximately 8% (7.6 million ounces), if calculated at a $1,300 per ounce gold price, all other assumptions remaining constant. An increase in the gold price to $1,500 per ounce would increase reserves by approximately 3% (2.8 million ounces), all other assumptions remaining constant. For 2011, reserves were calculated at a gold price assumption of $1,200, A$1,250 or NZ$1,600 per ounce.

At December 31, 2012, our proven and probable gold reserves in North America were 37.7 million ounces. Outside of North America, year-end attributable proven and probable gold reserves were 61.5 million ounces, including 29.9 million ounces in Asia Pacific, 19.0 million ounces in Africa and 12.6 million ounces in South America.

Our attributable proven and probable copper reserves at December 31, 2012 were 9,510 million pounds. For 2012, reserves were calculated at a copper price assumption of $3.25 or A$3.25 per pound, consistent with the copper price assumption used in 2011.

Our attributable proven and probable silver reserves at December 31, 2012 were 185.8 million ounces. For 2012, reserves were calculated at a silver price assumption of $30.00 or A$30.00 per ounce, increased from $22.00 or A$23.00 per ounce used in 2011. Silver reserves are generally a by-product of gold and/or copper reserves, with significant enough levels to be estimated and included in calculations for mine planning and operations.

NEWMONT MINING CORPORATION

Under our current mining plans, all of our reserves are located on fee property or mining claims or will be depleted during the terms of existing mining licenses or concessions, or where applicable, any assured renewal or extension periods for such licenses or concessions.

Proven and probable reserves are based on extensive drilling, sampling, mine modeling and metallurgical testing from which we determined economic feasibility. Metal price assumptions follow U.S. Securities and Exchange Commission guidance not to exceed a three year trailing average. The price sensitivity of reserves depends upon several factors including grade, metallurgical recovery, operating cost, waste-to-ore ratio and ore type. Metallurgical recovery rates vary depending on the metallurgical properties of each deposit and the production process used. The reserve tables below list the average metallurgical recovery rate for each deposit, which takes into account the relevant processing methods. The cut-off grade, or lowest grade of mineralized material considered economic to process, varies with material type, price, metallurgical recoveries, operating costs and co—or by-product credits.

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

We publish reserves annually, and will recalculate reserves at December 31, 2013, taking into account metal prices, changes, if any, in future production and capital costs, divestments and depletion as well as any acquisitions and additions during 2013.

NEWMONT MINING CORPORATION

The following tables detail gold proven and probable reserves reflecting only those reserves attributable to Newmont’s ownership or economic interest at December 31, 2012 and 2011:

		Gold Reserves At December 31, 2012(1)
		Proven Reserves			Probable Reserves			Proven and Probable Reserves
Deposits/Districts	Newmont Share	Tonnage(2)	Grade (oz/ton)	Ounces(3)	Tonnage(2)	Grade (oz/ton)	Ounces(3)	Tonnage(2)	Grade (oz/ton)	Ounces(3)	Metallurgical Recovery(3)
		(000)		(000)	(000)		(000)	(000)		(000)
North America
Carlin Open Pits, Nevada	100%	82,100	0.059	4,810	231,100	0.030	6,840	313,200	0.037	11,650	74%
Carlin Underground, Nevada	100%	14,500	0.252	3,650	9,000	0.285	2,580	23,500	0.265	6,230	86%
Midas, Nevada	100%	200	0.191	30	400	0.055	20	600	0.095	50	90%
Phoenix, Nevada(4)	100%	22,700	0.019	440	417,200	0.017	6,990	439,900	0.017	7,430	73%
Twin Creeks, Nevada	100%	7,100	0.101	720	51,200	0.052	2,680	58,300	0.058	3,400	80%
Turquoise Ridge, Nevada(5)	25%	2,200	0.396	860	2,900	0.370	1,080	5,100	0.381	1,940	92%
Nevada In-Process(6)	100%	25,500	0.018	450	—		—	25,500	0.018	450	64%
Nevada Stockpiles(7)	100%	68,900	0.055	3,830	3,400	0.026	90	72,300	0.054	3,920	75%

Total Nevada(8)		223,200	0.066	14,790	715,200	0.028	20,280	938,400	0.037	35,070	77%
La Herradura, Mexico(9)	44%	85,500	0.017	1,470	72,600	0.016	1,140	158,100	0.017	2,610	67%

		308,700	0.053	16,260	787,800	0.027	21,420	1,096,500	0.034	37,680	77%

South America
Conga, Peru(10)	51.35%	—		—	303,400	0.021	6,460	303,400	0.021	6,460	75%
Yanacocha Open Pits(11)	51.35%	23,000	0.057	1,310	73,400	0.014	1,050	96,400	0.024	2,360	73%
Yanacocha In-Process(6)	51.35%	8,600	0.026	220	—		—	8,600	0.026	220	78%
Yanacocha Stockpiles(7)		8,400	0.054	460	—		—	8,400	0.054	460	60%

Total Yanacocha, Peru	51.35%	40,000	0.050	1,990	73,400	0.014	1,050	113,400	0.027	3,040	72%
La Zanja, Peru(12)	46.94%	1,700	0.021	40	10,800	0.017	190	12,500	0.018	230	66%
Merian, Suriname(13)	80%	—		—	79,800	0.036	2,850	79,800	0.036	2,850	93%

		41,700	0.048	2,030	467,400	0.023	10,550	509,100	0.025	12,580	78%

Asia Pacific
Batu Hijau Open Pit(14)	48.50%	131,300	0.017	2,170	166,600	0.006	940	297,900	0.010	3,110	76%
Batu Hijau Stockpiles(7)(14)	48.50%	—	—	—	140,600	0.003	440	140,600	0.003	440	70%

Total Batu Hijau, Indonesia	48.50%	131,300	0.017	2,170	307,200	0.004	1,380	438,500	0.008	3,550	76%
Boddington Open Pit	100%	117,100	0.020	2,390	813,400	0.019	15,270	930,500	0.019	17,660	81%
Boddington Stockpiles(7)	100%	32,000	0.017	540	31,800	0.013	400	63,800	0.015	940	81%

Total Boddington, Western Australia		149,100	0.020	2,930	845,200	0.019	15,670	994,300	0.019	18,600	81%
Duketon, Western Australia(15)	19.75%	1,500	0.044	70	11,100	0.045	500	12,600	0.045	570	95%
Jundee, Western Australia(16)	100%	2,300	0.090	210	1,600	0.188	300	3,900	0.130	510	91%
Kalgoorlie Open Pit and Underground	50%	11,700	0.059	690	38,700	0.056	2,180	50,400	0.057	2,870	85%
Kalgoorlie Stockpiles(7)	50%	57,900	0.023	1,330	—	—	—	57,900	0.023	1,330	83%

Total Kalgoorlie, Western Australia(17)	50%	69,600	0.029	2,020	38,700	0.056	2,180	108,300	0.039	4,200	84%
Tanami, Northern Territories(18)	100%	5,000	0.174	860	8,900	0.153	1,360	13,900	0.161	2,220	95%
Waihi, New Zealand(19)	100%	100	0.175	20	2,900	0.097	280	3,000	0.101	300	89%

		358,900	0.023	8,280	1,215,600	0.018	21,670	1,574,500	0.019	29,950	82%

Africa
Ahafo Open Pits(20)	100%	—	—	—	183,100	0.055	10,150	183,100	0.055	10,150	88%
Ahafo Underground(21)	100%	—	—	—	4,900	0.129	630	4,900	0.129	630	92%
Ahafo Stockpiles(7)	100%	27,200	0.030	800	—	—	—	27,200	0.030	800	86%

Total Ahafo, Ghana	100%	27,200	0.030	800	188,000	0.057	10,780	215,200	0.054	11,580	88%
Akyem, Ghana(22)	100%	300	0.097	20	144,300	0.051	7,360	144,600	0.051	7,380	88%

		27,500	0.030	820	332,300	0.055	18,140	359,800	0.053	18,960	88%

Total Gold		736,800	0.037	27,390	2,803,100	0.026	71,780	3,539,900	0.028	99,170	81%

NEWMONT MINING CORPORATION

		Gold Reserves At December 31, 2011(1)
		Proven Reserves			Probable Reserves			Proven and Probable Reserves
Deposits/Districts	Newmont Share	Tonnage(2)	Grade (oz/ton)	Ounces(3)	Tonnage(2)	Grade (oz/ton)	Ounces(3)	Tonnage(2)	Grade (oz/ton)	Ounces(3)	Metallurgical Recovery(3)
		(000)		(000)	(000)		(000)	(000)		(000)
North America
Carlin Open Pits, Nevada	100%	92,600	0.058	5,410	239,100	0.030	7,210	331,700	0.038	12,620	77%
Carlin Underground, Nevada	100%	11,300	0.271	3,070	6,700	0.300	2,020	18,000	0.282	5,090	86%
Midas, Nevada	100%	300	0.315	80	500	0.177	80	800	0.226	160	95%
Phoenix, Nevada	100%	24,900	0.018	460	422,200	0.016	6,790	447,100	0.016	7,250	72%
Twin Creeks, Nevada	100%	10,600	0.097	1,020	37,700	0.073	2,760	48,300	0.078	3,780	80%
Turquoise Ridge, Nevada(5)	25%	1,700	0.444	740	2,300	0.440	1,020	4,000	0.442	1,760	92%
Nevada In-Process(6)	100%	23,000	0.020	460	—		—	23,000	0.020	460	65%
Nevada Stockpiles(7)	100%	65,100	0.053	3,440	3,100	0.028	90	68,200	0.052	3,530	76%

Total Nevada		229,500	0.064	14,680	711,600	0.028	19,970	941,100	0.037	34,650	78%
La Herradura, Mexico	44%	51,000	0.021	1,090	60,400	0.020	1,240	111,400	0.021	2,330	62%

		280,500	0.056	15,770	772,000	0.027	21,210	1,052,500	0.035	36,980	77%

South America
Conga, Peru	51.35%	—		—	303,400	0.021	6,460	303,400	0.021	6,460	75%
Yanacocha, Peru Open Pits	51.35%	34,200	0.050	1,710	85,700	0.022	1,860	119,900	0.030	3,570	72%
Yanacocha, Peru In-Process(6)	51.35%	13,100	0.025	330	2,100	0.027	60	15,200	0.025	390	78%

Total Yanacocha, Peru	51.35%	47,300	0.043	2,040	87,800	0.022	1,920	135,100	0.029	3,960	72%
La Zanja, Peru	46.94%	7,300	0.016	120	14,100	0.015	210	21,400	0.016	330	66%

		54,600	0.040	2,160	405,300	0.021	8,590	459,900	0.023	10,750	73%

Asia Pacific
Batu Hijau Open Pit	48.50%	127,600	0.017	2,110	196,100	0.005	1,040	323,700	0.010	3,150	75%
Batu Hijau Stockpiles(7)	48.50%	—		—	156,900	0.003	490	156,900	0.003	490	70%

Total Batu Hijau, Indonesia	48.50%	127,600	0.017	2,110	353,000	0.004	1,530	480,600	0.008	3,640	75%
Boddington, Western Australia	100%	181,800	0.020	3,600	871,700	0.018	15,890	1,053,500	0.019	19,490	81%
Duketon, Western Australia	16.85%	2,000	0.044	90	8,800	0.045	400	10,800	0.045	490	95%
Jundee, Western Australia	100%	3,100	0.160	490	700	0.237	160	3,800	0.174	650	91%
Kalgoorlie Open Pit and Underground	50%	13,300	0.059	790	41,700	0.056	2,350	55,000	0.057	3,140	85%
Kalgoorlie Stockpiles(7)	50%	53,900	0.023	1,260	—		—	53,900	0.023	1,260	78%

Total Kalgoorlie, Western Australia	50%	67,200	0.030	2,050	41,700	0.056	2,350	108,900	0.040	4,400	83%
Tanami, Northern Territories	100%	6,200	0.156	960	10,500	0.149	1,560	16,700	0.152	2,520	94%
Waihi, New Zealand	100%	—		—	3,200	0.112	360	3,200	0.112	360	89%

		387,900	0.024	9,300	1,289,600	0.017	22,250	1,677,500	0.019	31,550	82%

Africa
Ahafo Open Pits	100%	—		—	194,700	0.055	10,790	194,700	0.055	10,790	87%
Ahafo Underground	100%	—		—	5,900	0.112	660	5,900	0.112	660	89%
Ahafo Stockpiles(7)	100%	21,000	0.030	630	—		—	21,000	0.030	630	86%

Total Ahafo, Ghana	100%	21,000	0.030	630	200,600	0.057	11,450	221,600	0.055	12,080	87%
Akyem, Ghana	100%	—		—	144,500	0.051	7,390	144,500	0.051	7,390	88%

		21,000	0.030	630	345,100	0.055	18,840	366,100	0.053	19,470	87%

Total Gold		744,000	0.037	27,860	2,812,000	0.025	70,890	3,556,000	0.028	98,750	80%

(1)	The term “reserve” means that part of a mineral deposit that can be economically and legally extracted or produced at the time of the reserve determination.

The term “economically,” as used in the definition of reserve, means that profitable extraction or production has been established or analytically demonstrated in a full feasibility study to be viable and justifiable under reasonable investment and market assumptions.

NEWMONT MINING CORPORATION

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

2012 reserves were calculated at a gold price of $1,400, A$1,400 or NZ$1,800 per ounce unless otherwise noted.

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

(4)	Gold cut-off grade varies with level of copper and silver credits.

(5)	Reserve estimates provided by Barrick, the operator of the Turquoise Ridge joint venture.

(6)

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

(8)

Cut-off grades utilized in Nevada 2012 gold reserves were as follows: oxide leach material not less than 0.006 ounce per ton; oxide mill material not less than 0.017 ounce per ton; flotation material not less than 0.010 ounce per ton; and refractory mill material not less than 0.035 ounce per ton.

(9)	Cut-off grade utilized in 2012 reserves not less than 0.006 ounce per ton.

(10)	Project is currently under development. Gold cut-off grade varies with level of copper and silver credits.

NEWMONT MINING CORPORATION

(11)

Reserves include currently undeveloped deposits at La Quinua Sur and Marleny, which contain attributable reserves of 0.48 million ounces and 0.05 million ounces, respectively. Cut-off grades utilized in 2012 reserves were as follows: oxide leach material not less than 0.004 ounce per ton; and oxide mill material not less than 0.012 ounce per ton.

(12)	Reserve estimates provided by Buenaventura, the operator of the La Zanja project. Cut-off grade utilized in 2012 reserves not less than 0.006 ounce per ton.

(13)

Project has completed feasibility and awaits construction decision. Percentage reflects Newmont’s economic interest at December 31, 2012. Gold cut-off grades utilized in 2012 reserves not less than 0.008 ounce per ton.

(14)	Percentage reflects Newmont’s economic interest as of December 31, 2012.

(15)

Reserve estimates provided by Regis Resources Ltd., in which Newmont holds a 19.75% interest, up from a 16.85% interest in 2011. Gold cut-off grades utilized in 2012 reserves not less than 0.009 ounce per ton.

(16)	Cut-off grade utilized in 2012 reserves not less than 0.029 ounce per ton.

(17)	Cut-off grade utilized in 2012 reserves not less than 0.026 ounce per ton.

(18)	Cut-off grade utilized in 2012 reserves not less than 0.045 ounce per ton.

(19)	Cut-off grade utilized in 2012 reserves not less than 0.015 ounce per ton.

(20)	Includes undeveloped reserves at seven pits in the Ahafo trend totaling 3.2 million ounces. Cut-off grade utilized in 2012 reserves not less than 0.014 ounce per ton.

(21)	Project is currently under development with test stopes extracted in 2012 totaling 11,000 ounces. Cut-off grade utilized in 2012 reserved no less than 0.099 ounce per ton.

(22)

Project is currently under development with pre-stripping activities resulting in transferring 25,000 ounces from the pit into stockpile. Cut-off grade utilized in 2012 reserves not less than 0.013 ounce per ton.

The following tables detail copper proven and probable reserves reflecting only those reserves attributable to Newmont’s ownership or economic interest at December 31, 2012 and 2011:

Copper Reserves At December 31, 2012(1)
		Proven Reserves			Probable Reserves			Proven and Probable Reserves
Deposits/Districts	Newmont Share	Tonnage(2)	Grade (Cu %)	Pounds(3)	Tonnage(2)	Grade (Cu %)	Pounds(3)	Tonnage(2)	Grade (Cu %)	Pounds(3)	Metallurgical Recovery(3)
		(000)		(millions)	(000)		(millions)	(000)		(millions)
North America
Phoenix Mill, Nevada(4)	100%	22,700	0.15%	70	420,500	0.15%	1,220	443,200	0.15%	1,290	61%
Phoenix Copper Leach, Nevada(5)	100%	—		—	177,100	0.24%	850	177,100	0.24%	850	58%

		22,700	0.15%	70	597,600	0.17%	2,070	620,300	0.17%	2,140	59%

South America
Conga, Peru(6)	51.35%	—		—	303,400	0.28%	1,690	303,400	0.28%	1,690	85%

		—		—	303,400	0.28%	1,690	303,400	0.28%	1,690	85%

Asia Pacific
Batu Hijau Open Pit(7)	48.50%	131,300	0.51%	1,340	166,600	0.36%	1,220	297,900	0.43%	2,560	75%
Batu Hijau Stockpiles(7)(8)	48.50%	—		—	140,600	0.33%	940	140,600	0.33%	940	59%

Total Batu Hijau, Indonesia	48.50%	131,300	0.51%	1,340	307,200	0.35%	2,160	438,500	0.40%	3,500	71%
Boddington Open Pit(9)	100%	117,100	0.10%	230	813,400	0.11%	1,840	930,500	0.11%	2,070	83%
Boddington Stockpiles	100%	32,000	0.10%	60	31,800	0.07%	50	63,800	0.08%	110	83%

Total Boddington, Western Australia		149,100	0.10%	290	845,200	0.11%	1,890	994,300	0.11%	2,180	83%

		280,400	0.29%	1,630	1,152,400	0.18%	4,050	1,432,800	0.20%	5,680	75%

Total Copper		303,100	0.28%	1,700	2,053,400	0.19%	7,810	2,356,500	0.20%	9,510	73%

NEWMONT MINING CORPORATION

Copper Reserves At December 31, 2011(1)
		Proven Reserves			Probable Reserves			Proven and Probable Reserves
Deposits/Districts	Newmont Share	Tonnage(2)	Grade (Cu %)	Pounds(3)	Tonnage(2)	Grade (Cu %)	Pounds(3)	Tonnage(2)	Grade (Cu %)	Pounds(3)	Metallurgical Recovery(3)
		(000)		(millions)	(000)		(millions)	(000)		(millions)
North America
Phoenix Mill, Nevada	100%	24,900	0.15%	70	425,400	0.14%	1,230	450,300	0.15%	1,300	61%
Phoenix Copper Leach, Nevada	100%	9,900	0.24%	50	160,300	0.22%	690	170,200	0.22%	740	55%

		34,800	0.17%	120	585,700	0.16%	1,920	620,500	0.16%	2,040	58%

South America
Conga, Peru	51.35%	—		—	303,400	0.28%	1,690	303,400	0.28%	1,690	85%

		—		—	303,400	0.28%	1,690	303,400	0.28%	1,690	85%

Asia Pacific
Batu Hijau Open Pit	48.50%	127,600	0.51%	1,300	196,100	0.35%	1,370	323,700	0.41%	2,670	76%
Batu Hijau Stockpiles(8)	48.50%	—		—	156,900	0.34%	1,060	156,900	0.34%	1,060	66%

Total Batu Hijau, Indonesia	48.50%	127,600	0.51%	1,300	353,000	0.34%	2,430	480,600	0.39%	3,730	73%
Boddington, Western Australia	100%	181,800	0.10%	350	871,700	0.11%	1,910	1,053,500	0.11%	2,260	83%

		309,400	0.27%	1,650	1,224,700	0.18%	4,340	1,534,100	0.20%	5,990	77%

Total Copper		344,200	0.26%	1,770	2,113,800	0.19%	7,950	2,458,000	0.20%	9,720	74%

(1)

See footnote (1) to the Gold Proven and Probable Reserves tables above. Copper reserves for 2012 were calculated at a copper price of $3.25 or A$3.25 per pound. 2011 copper reserves were calculated at a copper price of $3.00 or A$3.15 per pound.

(2)	See footnote (2) to the Gold Proven and Probable Reserves tables above. Tonnages are rounded to nearest 100,000.

(3)	See footnote (3) to the Gold Proven and Probable Reserves tables above. Pounds are rounded to the nearest 10 million.

(4)	Copper cut-off grade varies with level of gold and silver credits.

(5)	Copper cut-off grade varies with level of leach solubility. Leach pad and associated facilities under construction.

(6)	Project is currently under development. Copper cut-off grade varies with level of gold and silver credits.

(7)	Percentage reflects Newmont’s economic interest as of December 31, 2012. Copper cut-off grade varies with level of gold and silver credits.

(8)

Stockpiles are comprised primarily of material that has been set aside to allow processing of higher grade material in the mills. Stockpiles increase or decrease depending on current mine plans. Stockpiles are reported separately where tonnage or contained metal is greater than 5% of the total site reported reserves.

(9)	Copper cut-off grade varies with level of gold credits.

The following tables detail silver proven and probable reserves reflecting only those reserves attributable to Newmont’s ownership or economic interest at December 31, 2012 and 2011:

NEWMONT MINING CORPORATION

Silver Reserves At December 31, 2012(1)
		Proven Reserves			Probable Reserves			Proven and Probable Reserves
Deposits/Districts	Newmont Share	Tonnage(2)	Grade (oz/ton)	Ounces(3)	Tonnage(2)	Grade (oz/ton)	Ounces(3)	Tonnage(2)	Grade (oz/ton)	Ounces(3)	Metallurgical Recovery(3)
		(000)		(000)	(000)		(000)	(000)		(000)
North America
Midas, Nevada	100%	200	3.072	510	400	9.731	3,900	600	7.791	4,410	90%
Phoenix, Nevada	100%	22,700	0.288	6,540	420,500	0.252	106,040	443,200	0.254	112,580	36%

		22,900	0.308	7,050	420,900	0.261	109,940	443,800	0.264	116,990	38%

South America
Conga, Peru	51.35%	—		—	303,400	0.064	19,400	303,400	0.064	19,400	70%
Yanacocha Open Pits	51.35%	19,700	0.167	3,300	65,700	0.078	5,110	85,400	0.098	8,410	29%
Yanacocha Stockpiles(4)	51.35%	8,400	1.235	10,380	—	—	—	8,400	1.235	10,380	31%
Yanacocha In-Process(5)	51.35%	—		—	71,600	0.257	18,370	71,600	0.257	18,370	10%

Total Yanacocha, Peru	51.35%	28,100	0.486	13,680	137,300	0.171	23,480	165,400	0.225	37,160	20%

		28,100	0.486	13,680	440,700	0.097	42,880	468,800	0.121	56,560	37%

Asia Pacific
Batu Hijau Open Pit(6)	48.50%	131,300	0.047	6,120	166,600	0.024	3,980	297,900	0.034	10,100	78%
Batu Hijau Stockpiles(4)(6)	48.50%	—		—	140,600	0.015	2,140	140,600	0.015	2,140	72%

Total Batu Hijau, Indonesia	48.50%	131,300	0.047	6,120	307,200	0.020	6,120	438,500	0.028	12,240	77%

		131,300	0.047	6,120	307,200	0.020	6,120	438,500	0.028	12,240	77%

Total Silver		182,300	0.147	26,850	1,168,800	0.136	158,940	1,351,100	0.138	185,790	40%

Silver Reserves At December 31, 2011(1)
		Proven Reserves			Probable Reserves			Proven and Probable Reserves
Deposits/Districts	Newmont Share	Tonnage(2)	Grade (oz/ton)	Ounces(3)	Tonnage(2)	Grade (oz/ton)	Ounces(3)	Tonnage(2)	Grade (oz/ton)	Ounces(3)	Metallurgical Recovery(3)
		(000)		(000)	(000)		(000)	(000)		(000)
North America
Midas, Nevada	100%	300	4.624	1,200	500	8.629	4,050	800	7.201	5,250	88%
Phoenix, Nevada	100%	24,900	0.250	6,250	425,400	0.244	103,730	450,300	0.244	109,980	36%

		25,200	0.296	7,450	425,900	0.253	107,780	451,100	0.255	115,230	38%

South America
Conga, Peru	51.35%	—		—	303,400	0.064	19,400	303,400	0.064	19,400	70%
Yanacocha Open Pits	51.35%	18,500	0.081	1,490	71,100	0.137	9,750	89,600	0.125	11,240	25%
Yanacocha Stockpiles(4)	51.35%	1,300	0.363	460	4,800	1.466	6,970	6,100	1.235	7,430	36%
Yanacocha In-Process(5)	51.35%	—		—	59,500	0.485	28,840	59,500	0.485	28,840	12%

Total Yanacocha, Peru	51.35%	19,800	0.099	1,950	135,400	0.337	45,560	155,200	0.306	47,510	19%

		19,800	0.099	1,950	438,800	0.148	64,960	458,600	0.146	66,910	34%

Asia Pacific
Batu Hijau Open Pit	48.50%	127,600	0.047	5,940	196,100	0.023	4,470	323,700	0.032	10,410	78%
Batu Hijau Stockpiles(4)	48.50%	—		—	156,900	0.015	2,430	156,900	0.015	2,430	72%

Total Batu Hijau, Indonesia	48.50%	127,600	0.047	5,940	353,000	0.020	6,900	480,600	0.027	12,840	76%

		127,600	0.047	5,940	353,000	0.020	6,900	480,600	0.027	12,840	76%

Total Silver		172,600	0.089	15,340	1,217,700	0.148	179,640	1,390,300	0.140	194,980	39%

(1)

See footnote (1) to the Gold Proven and Probable Reserves tables above. Silver reserves for 2012 were calculated at a silver price of $30.00 or A$30.00 per ounce. Silver reserves for 2011 were calculated at a silver price of $22.00 or A$23.00 per ounce.

(2)	See footnote (2) to the Gold Proven and Probable Reserves tables above. Tonnages are rounded to nearest 100,000 unless they are less than 50,000.

NEWMONT MINING CORPORATION

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

(5)

In-process material is the material on leach pads at the end of the year from which silver remains to be recovered. In-process material reserves are reported separately where tonnage or ounces are greater than 5% of the total site-reported reserves and ounces are greater than 100,000.

(6)	Percentage reflects Newmont’s economic interest as of December 31, 2012.

The following table reconciles 2012 and 2011 gold, copper and silver proven and probable reserves:

	Gold Ounces	Copper Pounds	Silver Ounces
	(in millions)	(in millions)	(in millions)
December 31, 2011	98.8	9,720	195.0
Depletion(1)	(6.2)	(270)	(17.2)
Revisions and additions, net(2)	5.5	60	8.0
Acquisitions	1.1	—	—

December 31, 2012	99.2	9,510	185.8

(1)	Reserves mined and processed in 2012.

(2)	Revisions and additions are due to reserve conversions, optimizations, model updates, metal price changes and updated operating costs and recoveries.

Mineralized Material

We had attributable gold Mineralized Material of 1,114 million tons at an average grade of 0.020 ounces per ton at December 31, 2012, calculated at a gold price assumption of $1,600, A$1,600 or NZ$2,050 per ounce.

At December 31, 2012, our gold Mineralized Material included 429 million tons in North America, 131 million tons in South America, 458 million tons in Asia Pacific and 96 million tons in Africa.

At December 31, 2012, our attributable copper Mineralized Material of 721 million tons at a grade of 0.15% copper was calculated at a copper price assumption of $3.50 or A$3.50 per pound.

At December 31, 2012, our attributable silver Mineralized Material of 468 million tons at a grade of 0.113 ounces per ton was calculated at a silver price assumption of $35.00 or A$35.00 per ounce. Silver Mineralized Material is generally a by-product of gold and/or copper Mineralized Material estimates, with significant enough levels to be estimated and included in future calculations of potential economic extraction.

All of our Mineralized Material is located on fee property or mining claims. Mineralized material is a mineralized underground body which has been intersected by a sufficient number of closely spaced drill holes and or underground sampling to support sufficient tonnage and average grade of metal(s) to warrant further exploration-development work. The deposit does not qualify as a commercially minable orebody until it could be legally and economically extracted or produced at the time of the reserve determination. Metal price assumptions are based on up to a twenty percent premium over reserve prices.

The Mineralized Material figures presented herein do not include that part of our Mineralized Material that have been converted to Proven and Probable Reserves as shown above (they are reported exclusive of reserves), and have been estimated based on information available at the time of calculation. Market fluctuations in the price of gold, copper and silver, as well as increased production

NEWMONT MINING CORPORATION

costs or reduced metallurgical recovery rates, could render certain Mineralized Material containing relatively lower grades of mineralization as potentially uneconomic to exploit and might result in a reduction of Mineralized Material.

We will publish Mineralized Materials annually, and will recalculate them at December 31, 2013, taking into account metal prices, changes, if any, in future production and capital costs, divestments and conversion to reserves, as well as any acquisitions and additions during 2013.

The following table details Mineralized Material reflecting only those that are attributable to Newmont’s ownership or economic interest at December 31, 2012:

Mineralized Material At December 31, 2012(1)(2)
	Newmont	Gold		Copper		Silver
Deposits/Districts	Share	Tonnage	Grade	Tonnage	Grade	Tonnage	Grade
		(000)	(oz/ton)	(000 tons)	(Cu %)	(000 tons)	(oz/ton)
North America
Buffalo Valley, Nevada	70%	17,900	0.018	—		—
Carlin Trend Open Pit, Nevada	100%	88,900	0.027	—		—
Carlin Trend Underground, Nevada	100%	1,300	0.180	—		—
Lone Tree Complex, Nevada	100%	2,200	0.023	—		—
Midas, Nevada	100%	100	0.056	—		100	6.879
Phoenix, Nevada	100%	198,100	0.013	220,400	0.10%	198,100	0.186
Sandman, Nevada	100%	1,300	0.036	—		1,300	0.199
Turquoise Ridge, Nevada(3)	25%	1,000	0.347	—		—
Twin Creeks, Nevada	100%	41,900	0.059	—		—
Nevada Stockpiles, Nevada(4)	100%	5,800	0.037	—		—

Total Nevada		358,500	0.024	220,400	0.10%	199,500	0.190
La Herradura, Mexico	44%	70,500	0.018	—		—

		429,000	0.023	220,400	0.10%	199,500	0.190

Conga, Peru	51.35%	89,300	0.012	89,300	0.19%	89,300	0.047
Yanacocha, Peru	51.35%	37,400	0.025	—		29,400	0.233
La Zanja, Peru(5)	46.94%	400	0.007	—		—
Merian, Suriname	80%	4,100	0.056	—		—

		131,200	0.017	89,300	0.19%	118,700	0.093

Batu Hijau, Indonesia(6)	48.50%	149,400	0.008	149,400	0.34%	149,400	0.027
Boddington, Western Australia	100%	261,400	0.014	261,400	0.08%	—
Duketon, Western Australia(7)	19.75%	10,900	0.023	—		—
Jundee, Western Australia	100%	300	0.108	—		—
Kalgoorlie, Western Australia	50%	21,200	0.035	—		—
McPhillamy’s, New South Wales(7)	19.75%	9,000	0.037	—		—
Tanami, Northern Territory	100%	3,700	0.119	—		—
Waihi, New Zealand	100%	1,800	0.267	—		—

		457,700	0.015	410,800	0.18%	149,400	0.027

Ahafo Open Pit, Ghana	100%	83,200	0.037	—		—
Akyem, Ghana	100%	13,300	0.016	—		—

		96,500	0.034	—		—

Total		1,114,400	0.020	720,500	0.15%	467,600	0.113

(1)	Mineralized Material is reported exclusive of reserves. “Mineralized Material” as used in this annual report, although permissible under SEC’s Industry Guide 7, does not indicate “reserves” by

NEWMONT MINING CORPORATION

SEC standards. Newmont cannot be certain that any part of the reported mineralized material will ever be confirmed or converted into SEC Industry Guide 7 compliant “reserves”. Investors are cautioned not to assume that all or any part of the mineralized material will ever be confirmed of converted into reserves or that mineralized material can be economically or legally extracted.

(2)

Mineralized Material for 2012 calculated at a gold price of $1,600, A$1,600 or NZ$2,050 per ounce. Mineralized material for 2012 calculated at a copper price of $3.50 or A$3.50 per pound. Mineralized material for 2012 calculated at a silver price of $35.00 or A$35.00 per ounce. Tonnage amounts have been rounded to the nearest 100,000.

(3)	Mineralized Material estimates were provided by Barrick, the operator of the Turquoise Ridge Joint Venture.

(4)

Stockpiles are comprised primarily of Mineralized Material that has been set aside during mining activities. Stockpiles can increase or decrease depending on changes in metal prices and other mining and processing cost and recovery factors.

(5)	Mineralized Material estimates were provided by Buenaventura, the operator of the La Zanja project.

(6)	Percentage reflects Newmont’s economic interest as of December 31, 2012.

(7)	Mineralized Material estimates were provided by Regis Resources Ltd., in which Newmont holds a 19.75% interest.

ITEM 3.	LEGAL PROCEEDINGS

For a discussion of legal proceedings, see Note 30 to the Consolidated Financial Statements.

ITEM 4.	MINE SAFETY DISCLOSURES

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

NEWMONT MINING CORPORATION

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

Newmont Mining Corporation of Canada Limited’s exchangeable shares are listed on the Toronto Stock Exchange under the symbol “NMC”. On December 15, 2011, as a result of a plan of arrangement, holders of exchangeable shares received, at their election, for each existing exchangeable share, one new exchangeable share of Newmont Mining Corporation of Canada Limited or one share of Newmont common stock. In connection with the plan of arrangement, 1.6 million shares were converted from exchangeable shares to Newmont common stock. For a description of the arrangement, please see our Form 8-K filed with the SEC on December 19, 2011.

On February 14, 2013, there were 4,898,042 exchangeable shares outstanding, which were held by 9 holders of record. The exchangeable shares are exchangeable at the option of the holders into Newmont common stock. Holders of Exchangeable Shares are therefore entitled to receive dividends equivalent to those that Newmont declares on its common stock.

The following table sets forth, for the periods indicated, the closing high and low sales prices per share of Newmont’s common stock as reported on the New York Stock Exchange Composite Tape:

	2012		2011
	High	Low	High	Low
First quarter	$64.04	$51.27	$61.09	$50.39
Second quarter	$52.11	$43.39	$59.23	$51.59
Third quarter	$57.20	$43.62	$69.90	$53.74
Fourth quarter	$56.24	$43.75	$72.13	$59.42

On February 14, 2013, there were 491,837,641 shares of Newmont’s common stock outstanding, which were held by approximately 10,480 stockholders of record. A dividend of $0.35 per share of common stock outstanding was declared in each quarter during 2012, for a total of $1.40 per share. A dividend of $0.15, $0.20, $0.30 and $0.35 per share of common stock outstanding were declared in the first, second, third and fourth quarters, respectively, of 2011, for a total of $1.00 per share.

The quarterly dividend is calculated based upon the average London P.M. Fix gold price for the preceding quarter. This dividend policy is intended as a non-binding guideline which will be periodically reviewed and reassessed by the Board of Directors (the “Board”). The declaration and payment of future dividends remains at the discretion of the Board and will depend on the Company’s financial results, cash requirements, future prospects and other factors deemed relevant by the Board.

NEWMONT MINING CORPORATION

During the period from October 1, 2012 to December 31, 2012, 2,593 shares of Newmont’s equity securities registered pursuant to Section 12 of the Exchange Act of 1934, as amended, were purchased by the Company, or an affiliated purchaser.

	(a)		(b)	(c)	(d)
Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that may yet be Purchased under the Plans or Programs
October 1, 2012 through October 31, 2012	—		—	—	N/A
November 1, 2012 through November 30, 2012	—		—	—	N/A
December 1, 2012 through December 31, 2012	2,593	(1)	$44.50	—	N/A

(1)	Represents shares delivered to the Company from restricted stock held by a Company employee upon vesting for purposes of covering the recipient’s tax withholding obligation.

NEWMONT MINING CORPORATION

ITEM 6.	SELECTED FINANCIAL DATA (dollars in millions, except per share)

	Years Ended December 31,
	2012	2011	2010	2009	2008
Sales	$9,868	$10,358	$9,540	$7,705	$6,124
Income from continuing operations	$2,194	$1,108	$3,144	$2,109	$1,147
Net income	$2,118	$972	$3,116	$2,093	$1,160
Net income attributable to Newmont stockholders (1)	$1,809	$366	$2,277	$1,297	$831
Income (loss) per common share:
Basic:
Continuing operations	$3.80	$1.02	$4.69	$2.68	$1.80
Discontinued operations	(0.15)	(0.28)	(0.06)	(0.02)	0.03

	$3.65	$0.74	$4.63	$2.66	$1.83

Diluted:
Continuing operations	$3.78	$1.00	$4.61	$2.68	$1.80
Discontinued operations	(0.15)	(0.27)	(0.06)	(0.02)	0.03

	$3.63	$0.73	$4.55	$2.66	$1.83

Dividends declared per common share	$1.40	$1.00	$0.50	$0.40	$0.40

	At December 31,
	2012	2011	2010	2009	2008
Total assets	$29,650	$26,111	$25,663	$22,299	$15,727
Debt, including current portion	$6,298	$4,313	$4,441	$4,809	$3,237
Newmont stockholders’ equity	$13,773	$12,896	$13,345	$10,703	$7,291

(1)	Net income (loss) attributable to Newmont stockholders includes discontinued operations of $(76), $(136), $(28), $(11) and $15 net of tax in 2012, 2011, 2010, 2009 and 2008, respectively.

NEWMONT MINING CORPORATION

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS (dollars in millions, except per share, per ounce and per pound amounts)

The following discussion provides information that management believes is relevant to an assessment and understanding of the consolidated financial condition and results of operations of Newmont Mining Corporation and its subsidiaries (collectively, “Newmont,” the “Company,” “our” and “we”). We use certain non-GAAP financial performance measures in our MD&A. For a detailed description of each of the non-GAAP measures used in this MD&A, please see the discussion under “Non-GAAP Financial Performance Measures” beginning on page 84. References to “A$” refer to Australian currency, “C$” to Canadian currency and “NZ$” to New Zealand currency. This item should be read in conjunction with our consolidated financial statements and the notes thereto included in this annual report.

Overview

Newmont is one of the world’s largest gold producers and is the only gold company included in the S&P 500 Index and the Fortune 500, and has been included in the Dow Jones Sustainability Index-World for six consecutive years. We are also engaged in the exploration for and acquisition of gold and gold/copper properties. We have significant operations and/or assets in the United States, Australia, Peru, Indonesia, Ghana, Mexico and New Zealand.

Our vision is to be the most valued and respected mining company through industry leading performance. 2012 highlights are included below and discussed further in Results of Consolidated Operations.

2012 Operating highlights.

•	Sales of $9,868;

•	Consolidated gold production of approximately 5.6 million ounces (5.0 million attributable ounces) at Costs applicable to sales of $677 per ounce;

•	Consolidated copper production of approximately 224 million pounds (143 million attributable pounds) at Costs applicable to sales of $2.34 per pound;

•	Gold operating margin (see “Non-GAAP Financial Measures” on page 84) of $985 per ounce;

•	Net income attributable to Newmont stockholders of $3.65 per share, Adjusted net income (see “Non-GAAP Financial Measures” on page 84) of $3.73 per share; and

•	Gold and copper reserves of 99.2 million ounces and 9,510 million pounds, respectively at December 31, 2012.

Advancing our project pipeline.

We manage our wider project portfolio to maintain flexibility to address the development risks associated with our projects including permitting, local community and government support, engineering and procurement availability, technical issues, escalating costs and other associated risks that could adversely impact the timing and costs of certain opportunities.

Our opportunities in the Execution phase of development comprise a significant part of the Company’s growth strategy and include Akyem in Ghana, Phoenix Copper Leach in Nevada and Conga in Peru, as described further below.

NEWMONT MINING CORPORATION

Emigrant, Nevada.    Construction is complete and commercial production was achieved on August 30, 2012. Gold production is expected to be 80,000 to 90,000 ounces per year at Costs applicable to sales of $500 to $600 per ounce for the first five years. Total capital costs were $102.

Akyem, Ghana.     Construction activities continue to progress on schedule and on budget. First production is expected in late 2013 with a three to six month ramp-up expected to commercial production. Gold production is expected to be 350,000 to 450,000 ounces per year at Costs applicable to sales of $500 to $650 per ounce for the first five years of the mine’s operating life of approximately 16 years (based on current gold reserves). Capital costs are estimated at $850 to $1,100, of which $688 have been incurred at December 31, 2012. At December 31, 2012, we reported 7.4 million ounces of gold reserves at Akyem.

Phoenix Copper Leach, Nevada.    The Board of Directors authorized full funding for the Phoenix Copper Leach project in April 2012. Copper production is expected to be approximately 20 million pounds per year for the first five years of production at Costs applicable to sales of $1.75 to $2.00 per pound. First production is expected in the second half of 2013. Capital costs are expected to be $170 to $215, of which $79 have been incurred at December 31, 2012.

Conga, Peru.    Due to local political and community protests, construction and development activities at the Conga project were largely suspended in November 2011. The results of the Peruvian Central Government initiated Environmental Impact Assessment (“EIA”) independent review were announced on April 20, 2012 and confirmed our initial EIA met Peruvian and International standards. The review made recommendations to provide additional water capacity and social funds, which we have largely accepted. We announced our decision to move the project forward on a “water first” approach on June 22, 2012. Spending on the project will be reduced in 2013 to approximately $250 to $300, focusing on building water reservoirs, completing the last engineering activities, and accepting delivery of the main equipment purchases. Total property, plant and mine development was $1,480 at December 31, 2012. At December 31, 2012 we reported 6.5 million attributable ounces of gold reserves and 1,690 million attributable pounds of copper reserves at Conga. Construction of Conga and the implementation of the independent EIA review recommendations will continue provided it can be done in a safe manner with risk-adjusted returns that justify future investment. Should we be unable to continue with the current development plan at Conga, we may reprioritize and reallocate capital to development alternatives in Nevada, Australia, Ghana and Indonesia which may result in a potential accounting impairment. See Item1A, Risk Factors, above for a description of political risks related to the project’s development.

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

Merian, Suriname.    Positive feasibility study work for the Merian project began in the third quarter of 2011 and was completed in 2012, increasing our equity interest in the joint venture with Alcoa to 80%. We continue to finalize the mineral agreement with the government of Suriname, expected in the first half of 2013. The development of the Merian project will allow Newmont to pursue a new district with upside potential and the opportunity to grow and extend the operating life of the South American region. First production is targeted for 2015 with initial estimated gold production (on a 100% basis) of 350,000 to 450,000 ounces per year. At December 31, 2012, we reported 2.9 million attributable ounces of gold reserves at Merian.

NEWMONT MINING CORPORATION

Long Canyon, Nevada.    During 2012, the project entered the selection and confirmation stage as we further develop our understanding of Long Canyon and the district. We have submitted the Plan-of-Operations to the Bureau of Land Management in support of our Environmental Impact Statement (“EIS”). We continue to make progress on the exploration program. A total of 85 kilometers of drilling was completed in 2012 and we anticipate an additional 65 kilometers to be drilled in 2013. Our intention is to bring the project into production in 2017.

Summary of Consolidated Financial and Operating Performance

	Years Ended December 31,
	2012	2011	2010
Sales	$9,868	$10,358	$9,540
Income from continuing operations	$2,194	$1,108	$3,144
Net income	$2,118	$972	$3,116
Net income attributable to Newmont stockholders	$1,809	$366	$2,277
Per common share, basic
Income from continuing operations	$3.80	$1.02	$4.69
Net income	$3.65	$0.74	$4.63
Adjusted net income(1)	$1,850	$2,170	$1,893
Adjusted net income per share (1)	$3.73	$4.39	$3.85
Gold ounces produced (thousands)
Consolidated	5,583	5,873	6,418
Attributable(2)	4,977	5,166	5,370
Copper pounds produced (millions)
Consolidated	224	338	577
Attributable	143	197	314
Gold ounces sold (thousands)
Consolidated	5,466	5,820	6,296
Attributable	4,871	5,104	5,274
Copper pounds sold (millions)
Consolidated	229	356	539
Attributable	145	203	292
Average price realized, net
Gold (per ounce)	$1,662	$1,562	$1,222
Copper (per pound)	$3.43	$3.54	$3.43
Costs applicable to sales(3)
Gold (per ounce)	$677	$591	$485
Copper (per pound)	$2.34	$1.26	$0.80
Operating margin(1)
Gold (per ounce)	$985	$971	$737
Copper (per pound)	$1.09	$2.28	$2.63

(1)	See “Non-GAAP Financial Measures” on page 84.
(2)

Includes 53, 64 and 21 thousand ounces in 2012, 2011 and 2010, respectively, from our interest in La Zanja and 31, 17 and 5 thousand ounces in 2012, 2011 and 2010, respectively, from our interest in Duketon.

(3)	Excludes Amortization and Reclamation and remediation.

NEWMONT MINING CORPORATION

Consolidated Financial Performance

Sales decreased 5% in 2012 compared to 2011 due to lower consolidated gold ounces and copper pounds sold, partially offset by a higher average realized gold price. The average realized gold price increased 6% to $1,662 per ounce in 2012 from $1,562 per ounce in 2011. The average realized copper price, including $22 unfavorable mark to market adjustments on provisionally priced copper sales, decreased (3)% to $3.43 per pound in 2012 compared to $3.54 per pound in 2011. Gold ounces sold decreased in 2012 compared to 2011 due to lower production in Asia Pacific, primarily Batu Hijau, partially offset by higher production at Yanacocha. Copper pounds sold decreased in 2012 compared to 2011 due to lower production at Batu Hijau, partially offset by higher production at Boddington. Costs applicable to sales increased 9% in 2012 compared to 2011 due to higher waste mining activities, higher milling and royalty costs, higher diesel prices and a stronger Australian dollar.

Liquidity

Our financial position was as follows:

	At December 31,
	2012	2011
Cash and cash equivalents	$1,561	$1,760
Debt	$6,298	$4,313

Net Debt	$4,737	$2,553
Investments	$1,532	$1,566
Newmont stockholders’ equity	$13,773	$12,896

During 2012, our debt and liquidity positions were affected by the following:

•	Net cash provided from continuing operations of $2,388;

•	Capital expenditures of $3,210;

•	Income and mining taxes paid of $1,261;

•	Proceeds from debt of $1,376,net of repayments and payment conversion premium on debt; and

•	Dividends paid to common shareholders of $695.

Looking Forward

We will continue to focus on operational and project excellence in 2013 to deliver on our plans and advance our project pipeline, resulting in the following expectations for 2013:

•	Attributable gold production of approximately 4.8 to 5.1 million ounces at Costs applicable to sales per consolidated ounce sold of approximately $675 to $750;

•	Attributable copper production of approximately 150 to 170 million pounds at Costs applicable to sales per consolidated copper pound sold of approximately $2.25 to $2.50;

•

Consolidated capital expenditures of approximately $2,400 to $2,600, with approximately 40% allocated to development capital, including at the Akyem project, Ahafo Mill Expansion, the Conga project and other expansion projects in Nevada and at La Herradura, with the remaining 60% expected to be spent on sustaining capital;

•	All-in sustaining costs of approximately $1,100 to $1,200 per gold ounce of production. All-in sustaining cost is a non-GAAP metric defined by the Company as the sum of costs applicable

NEWMONT MINING CORPORATION

to sales, copper sales credits, G&A, exploration expense, advanced projects and R&D, other expense, and sustaining capital. All-in sustaining cost per ounce is calculated by dividing all-in sustaining cost by the estimated consolidated ounces sold;

•

Our investment priorities include completing construction of Akyem in 2013, finishing the Phase 6 stripping campaign at Batu Hijau during 2013 and 2014, and identifying the best path forward for Conga in Peru. We expect capital expenditures to decrease from 2012 to 2013 by approximately 20%, as declining capital commitments for Conga, Akyem and Tanami are partially offset by increasing development capital for the Ahafo Mill Expansion in Ghana as well as the Phoenix Copper Leach and the proposed Turf/Leeville Vent Shaft development in Nevada. Additional capital investment is also possible at the Merian project in Suriname in 2013 pending the outcome of further dialogue with the government and additional project evaluation.

Certain key factors will affect our future financial and operating results. These include, but are not limited to, the following:

•

Our 2013 expectations, particularly with respect to production volumes, Costs applicable to sales per ounce or pound and All-in sustaining costs per ounce may differ significantly from actual quarter and full year results due to variations in mine planning and sequencing, ore grades and hardness, metal recoveries, waste removal, commodity input prices and foreign currency exchange rates; and

•

Future investments in Akyem, Ahafo North, and the Ahafo Mill Expansion in Ghana, Conga in Peru, Long Canyon in Nevada, and Merian in Suriname will require significant funding. Our operating cash flow may become insufficient to meet the funding requirements of these investments, fund our ongoing business activities and pay dividends. Our ability to raise and service significant new sources of capital will be a function of macroeconomic conditions, future gold and copper prices and our operational performance, among other factors. In the event of lower gold and copper prices, unanticipated operating or financial challenges, or new funding limitations, our ability to pursue new business opportunities, invest in existing and new projects, fund our ongoing business activities and pay dividends could be significantly constrained.

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

NEWMONT MINING CORPORATION

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

Carrying Value of Stockpiles

Stockpiles represent ore that has been extracted from the mine and is available for further processing. Mine sequencing may result in mining material at a faster rate than can be processed. We generally process the highest ore grade material first to maximize metal production; however, a blend of stockpiled material may be processed to balance hardness and/or metallurgy in order to maximize throughput and recovery. Processing of lower grade stockpiled ore may continue after mining operations are completed. Sulfide ore stockpiles are subject to oxidation over time which can reduce expected future recoveries. Stockpiles are measured by estimating the number of tons added and removed from the stockpile, the number of contained ounces or pounds (based on assay data), and the estimated metallurgical recovery rates (based on the expected processing method). Stockpile ore tonnages are verified by periodic surveys. Costs are added to stockpiles based on current mining costs, including applicable overhead and amortization relating to mining operations. Costs are removed at each stockpile’s average cost per recoverable ounce of gold or pound of copper as material is processed.

NEWMONT MINING CORPORATION

The following is a summary of our ore stockpiles:

	At December 31,		At December 31,
	2012	2011	2012	2011
	($ in millions)		($ per ounce)
Gold
Nevada	$568	$414	$184	$152
Yanacocha	120	108	219	166
Boddington	373	345	493	467
Other Australia/New Zealand	173	161	172	338
Batu Hijau	258	185	457	287
Ahafo	235	173	340	314
Akyem	3	—	49	—

Total	$1,730	$1,386	$259	$239

	At December 31,		At December 31,
	2012	2011	2012	2011
	($ in millions)		($ per pound)
Copper
Boddington	$101	$90	$1.15	$1.09
Batu Hijau	1,285	934	1.07	0.67

Total	$1,386	$1,024	$1.07	$0.69

We record stockpiles at the lower of average cost or net realizable value (“NRV”), and carrying values are evaluated at least quarterly. NRV represents the estimated future sales price based on short-term and long-term metals prices, less estimated costs to complete production and bring the product to sale. The primary factors that influence the need to record write-downs of stockpiles include short-term and long-term metals prices and costs for production inputs such as labor, fuel and energy, materials and supplies, as well as realized ore grades and recovery rates. The significant assumptions in determining the stockpile NRV for each mine site reporting unit at December 31, 2012 included production cost and capitalized expenditure assumptions unique to each operation, a long-term gold price of $1,500 per ounce, a long-term copper price of $3.50 per pound and a U.S. to Australian dollar exchange rate of $1.00 per A$1.00. If short-term and long-term metals prices decrease, the value of the stockpiles decrease, and it may be necessary to record a write-down of stockpiles to NRV.

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

NEWMONT MINING CORPORATION

The following is a summary of the historical stockpile cost and estimated future processing costs by region:

	At December 31, 2012
	($ per ounce)
	Historical Costs	Estimated Future Processing Costs	Total Estimated Production Costs
Gold
Nevada	$184	$975	$1,159
Yanacocha	219	210	429
Boddington	493	931	1,424
Other Australia/New Zealand	172	1,300	1,472
Batu Hijau	457	983	1,440
Ahafo	340	726	1,066
Akyem	49	653	702

Weighted Average	$259	$929	$1,188

	At December 31, 2012
	($ per pound)
	Historical Costs	Estimated Future Processing Costs	Total Estimated Production Costs
Copper
Boddington	$1.15	$2.18	$3.32
Batu Hijau	1.07	2.29	3.36

Weighted Average	$1.07	$2.27	$3.34

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

Although the quantities of recoverable gold placed on the leach pads are reconciled by comparing the grades of ore placed on pads to the quantities of gold actually recovered (metallurgical balancing), the nature of the leaching process inherently limits the ability to precisely monitor inventory levels. As a result, the metallurgical balancing process is constantly monitored and estimates are refined based on actual results over time. Historically, our operating results have not been materially impacted by variations between the estimated and actual recoverable quantities of gold on our leach pads. Variations between actual and estimated quantities resulting from changes in assumptions and estimates that do not result in write-downs to NRV are accounted for on a prospective basis. The significant assumptions in determining the NRV for each mine site reporting unit at December 31, 2012 apart from production cost and capitalized expenditure assumptions unique to each operation included

NEWMONT MINING CORPORATION

a long-term gold price of $1,500 per ounce. If short-term and long-term gold prices decrease, the value of the ore on leach pads decrease, and it may be necessary to record a write-down of ore on leach pads to NRV.

The following is a summary of our ore on leach pads:

	At December 31,		At December 31,
	2012	2011	2012	2011
	($ in millions)		($ per ounce)
Gold
Nevada	$131	$122	$368	$389
La Herradura	57	6	846	535
Yanacocha	378	404	973	730

Total	$566	$532	$697	$606

The following is a summary of our ore on leach pad historical cost and estimated future processing costs by region:

	At December 31, 2012
	($ per ounce)
	Historical Costs	Estimated Future Processing Costs	Total Estimated Production Costs
Gold
Nevada	$368	$244	$612
La Herradura	846	50	897
Yanacocha	973	292	1,265

Weighted Average	$697	$249	$946

Carrying Value of Long-Lived Assets

We review and evaluate our long-lived assets for impairment when events or changes in circumstances indicate that the related carrying amounts may not be recoverable. Asset impairment is considered to exist if the total estimated future cash flows on an undiscounted basis are less than the carrying amount of the asset, including goodwill, if any. An impairment loss is measured and recorded based on discounted estimated future cash flows. Future cash flows are estimated based on estimated quantities of recoverable minerals, expected gold and other commodity prices (considering current and historical prices, trends and related factors), production levels, operating costs, capital requirements and reclamation costs, all based on life-of-mine plans. The significant assumptions in determining the future cash flows for each mine site reporting unit at December 31, 2012 apart from production cost and capitalized expenditure assumptions unique to each operation, included a long-term gold price of $1,500 per ounce, a long-term copper price of $3.50 per pound and U.S. to Australian dollar exchange rate of $1.00 per A$1.00. During 2012, 2011 and 2010, we recorded impairments of $52, $2,084, and $6, respectively, to reduce the carrying value of property, plant and mine development as part of Write-down of property, plant and mine development.

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

Consolidated Financial Results

Gold Sales decreased $13 in 2012 compared to 2011 due to 354,000 fewer ounces sold, offset by a $100 per ounce increase in the average net realized price. Gold Sales increased $1,404 in 2011 compared to 2010 due to a $340 per ounce increase in the average net realized price, partially offset by 476,000 fewer ounces sold. For a complete discussion regarding variations in gold volumes, see Results of Consolidated Operations below.

NEWMONT MINING CORPORATION

The following analysis summarizes the changes in consolidated gold sales:

	Years Ended December 31,
	2012	2011	2010
Consolidated gold sales:
Gross before provisional pricing	$9,115	$9,128	$7,706
Provisional pricing mark-to-market	4	31	41

Gross after provisional pricing	9,119	9,159	7,747
Treatment and refining charges	(36)	(63)	(55)

Net	$9,083	$9,096	$7,692

Consolidated gold ounces sold (thousands)	5,466	5,820	6,296
Average realized gold price (per ounce):
Gross before provisional pricing	$1,668	$1,568	$1,224
Provisional pricing mark-to-market	1	5	7

Gross after provisional pricing	1,669	1,573	1,231
Treatment and refining charges	(7)	(11)	(9)

Net	$1,662	$1,562	$1,222

The change in consolidated gold sales is due to:
		2012 vs. 2011	2011 vs. 2010
Change in consolidated ounces sold		$(557)	$(585)
Change in average realized gold price		517	1,997
Change in treatment and refining charges		27	(8)

		$(13)	$1,404

Copper Sales decreased $477 in 2012 compared to 2011 due to 127 million fewer pounds sold and an $0.11 per pound decrease in the average net realized price. Copper Sales decreased $586 in 2011 compared to 2010 due to 183 million fewer pounds sold, partially offset by an $0.11 per pound increase in the average net realized price. For a complete discussion regarding variations in copper volumes, see Results of Consolidated Operations below.

NEWMONT MINING CORPORATION

The following analysis reflects the changes in consolidated copper sales:

	Years Ended December 31,
	2012	2011	2010
Consolidated copper sales:
Gross before provisional pricing	$825	$1,434	$1,842
Provisional pricing mark-to-market	22	(92)	120

Gross after provisional pricing	847	1,342	1,962
Treatment and refining charges	(62)	(80)	(114)

Net	$785	$1,262	$1,848

Consolidated copper pounds sold (millions)	229	356	539
Average realized copper price (per pound):
Gross before provisional pricing	$3.60	$4.02	$3.42
Provisional pricing mark-to-market	0.10	(0.26)	0.22

Gross after provisional pricing	3.70	3.76	3.64
Treatment and refining charges	(0.27)	(0.22)	(0.21)

Net	$3.43	$3.54	$3.43

The change in consolidated copper sales is due to:

	2012 vs. 2011	2011 vs. 2010
Change in consolidated pounds sold	$(479)	$(665)
Change in average realized copper price	(16)	45
Change in treatment and refining charges	18	34

	$(477)	$(586)

NEWMONT MINING CORPORATION

The following is a summary of consolidated gold and copper sales, net:

	Years Ended December 31,
	2012	2011	2010
Gold
North America:
Nevada	$2,851	$2,700	$2,111
La Herradura	354	331	217

	3,205	3,031	2,328

South America:
Yanacocha	2,202	2,003	1,778
Asia Pacific:
Boddington	1,184	1,056	834
Batu Hijau	106	524	776
Other	1,512	1,613	1,321

	2,802	3,193	2,931

Africa:
Ahafo	874	869	655

	9,083	9,096	7,692

Copper
Asia Pacific:
Batu Hijau	561	1,052	1,686
Boddington	224	210	162

	785	1,262	1,848

	$9,868	$10,358	$9,540

Costs applicable to sales for gold increased in 2012 compared to 2011 due to higher mining, milling, and royalty costs, partially offset by lower sales volumes and an increase to stockpiles. The increase in 2011 compared to 2010 was due to higher mining and milling costs, partially offset by lower sales volumes, higher silver by-product credits and a build-up of inventories and stockpiles. Costs applicable to sales for copper increased in 2012 from 2011 due to continued waste mining at Batu Hijau and higher milling costs at Boddington, coupled with the higher allocation of costs to copper. The increase in 2011 from 2010 was due to higher waste mining costs at Batu Hijau. For a complete discussion regarding variations in operations, see Results of Consolidated Operations below.

Amortization expense decreased in 2012 from 2011 due to lower production, partially offset by additional investments in mine development and equipment and higher asset retirement costs. Amortization expense increased in 2011 from 2010 due to a full year of Boddington production, additional equipment purchases and higher capitalized mine development. Amortization expense fluctuates as capital expenditures increase or decrease and as production levels increase or decrease due to the use of the units-of-production amortization method for mineral interests and mine development. For a complete discussion, see Results of Consolidated Operations, below. We expect Amortization expense to be approximately $1,050 to $1,100 in 2013.

NEWMONT MINING CORPORATION

The following is a summary of Costs applicable to sales and Amortization by operation:

	Costs Applicable to Sales			Amortization
	Years Ended December 31,			Years Ended December 31,
	2012	2011	2010	2012	2011	2010
Gold
North America:
Nevada	$1,098	$1,039	$974	$230	$277	$271
La Herradura	132	110	73	21	20	19

	1,230	1,149	1,047	251	297	290
South America:
Yanacocha	669	711	630	254	234	162
Asia Pacific:
Boddington	623	470	400	159	122	113
Batu Hijau	71	164	155	12	35	42
Other Australia/New Zealand	796	681	585	142	135	108

	1,490	1,315	1,140	313	292	263
Africa:
Ahafo	314	265	237	75	76	78

	3,703	3,440	3,054	893	899	793
Copper
Asia Pacific:
Batu Hijau	385	332	337	76	71	90
Boddington	150	118	93	34	28	25

	535	450	430	110	99	115
Other
Other North America	—	—	—	—	14	14
Other Asia Pacific	—	—	—	4	3	2
Corporate and other	—	—	—	25	21	21

	—	—	—	29	38	37

	$4,238	$3,890	$3,484	$1,032	$1,036	$945

Exploration expense increased to $356 in 2012 from $350 in 2011 due to additional near mine expenditures in South America, Asia Pacific and Africa, mostly offset by the elimination of exploration at Hope Bay. Exploration expense increased in 2011 from $218 in 2010 due to additional near mine expenditures in all regions, with the largest increases at Nevada, Yanacocha, Ahafo, Jundee and Tanami and increased regional expenditures at Long Canyon and Hope Bay. We expect Exploration expense to decrease to approximately $250 to $300 in 2013, focused primarily on Carlin underground and Long Canyon in Nevada, La Herradura in Mexico and Jundee in Australia.

During 2012, we added 5.5 million ounces to proven and probable reserves, with 6.2 million ounces of depletion. Reserve additions were primarily due to conversion of mineralized material at the Merian project in Suriname (1.8 million ounces), Carlin underground, (1.7 million ounces) and La Herradura (0.6 million ounces) with the remaining additions coming from open pit and underground sources in all regions (1.4 million ounces). The estimated impact of the change in gold price assumption on these reserve additions was an increase of 1.5 million ounces.

NEWMONT MINING CORPORATION

During 2011, we added 11.6 million ounces to proven and probable reserves, with 6.3 million ounces of depletion. Reserve additions were primarily due to conversion of mineralized material at Ahafo (2.7 million ounces), Carlin open pit, (2.3 million ounces), Phoenix (1.5 million ounces), Carlin underground (1.2 million ounces), Kalgoorlie (1.0 million ounces) and Tanami (0.7 million ounces) with the remaining additions coming from open pit and underground sources in in all regions (2.2 million ounces). The estimated impact of the change in gold price assumption on these reserve additions was an increase of 3.3 million ounces.

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

Advanced projects, research and development expense includes development project management costs, feasibility studies and certain drilling costs. Advanced projects, research and development expense decreased 7% in 2012 compared to 2011 due to placing Hope Bay on care and maintenance, partially offset by a focus on Merian in Suriname, Long Canyon in Nevada, Chaquicocha underground at Yanacocha, Elang in Indonesia and Ahafo mill expansion in Africa. We expect Advanced projects, research and development expense to be approximately $350 to $400 in 2013, focused primarily on Long Canyon in Nevada, Elang in Indonesia, and Subika expansion in Africa.

	Years Ended December 31,
	2012	2011	2010
North America
Nevada	$43	$24	$10
La Herradura	9	2	—
Hope Bay	—	155	74
Other North America	1
South America
Yanacocha	20	19	15
Conga	57	20	8
Other South America	38	13	2
Asia Pacific
Boddington	6	5	—
Batu Hijau	17	6	3
Other Australia/New Zealand	15	5	9
Africa
Ahafo	13	10	11
Akyem	12	5	5
Other Africa	3	—	—
Corporate and Other
Technical and project services	96	89	57
Corporate	18	20	22

	$348	$373	$216

NEWMONT MINING CORPORATION

General and administrative expense increased to $212 in 2012, compared to $198 in 2011, due to higher benefit and compensation costs. General and administrative expense increased in 2011 compared to $178 in 2010 due to higher benefit and compensation costs and higher consulting fees. General and administrative expense as a percentage of Sales was 2.1% in 2012, compared to 1.9% and 1.9% in 2011 and 2010, respectively. We expect General and administrative expense to be approximately $200 to $250 in 2013.

Write-down of property, plant and mine development totaled $52, $2,084 and $6 for 2012, 2011 and 2010, respectively. The 2012 write-down is primarily due to an impairment of the FALC JV diamond project as well as miscellaneous asset impairments at Conga, Australia and Batu Hijau. The write-down in 2011 was primarily related to the Hope Bay project. We placed the Hope Bay project on care and maintenance after evaluating existing development options in our project pipeline. On January 28, 2013 we signed a definitive acquisition agreement with TMAC Resources, Inc. for the sale of 100% of the Hope Bay project. The transaction is subject to certain conditions and the receipt of all required regulatory and third party approvals. The 2010 write-down was primarily related to asset impairments in Nevada.

Other expense, net was $449, $265 and $261 for 2012, 2011 and 2010, respectively. The increase in 2012 over 2011 is due to Hope Bay care and maintenance costs, restructuring charges and higher expenses for regional administration and community development, partially offset by the Indonesian value added tax settlement and Fronteer acquisition costs in 2011. The increase in 2011 over 2010 is due to Fronteer acquisition costs, an impairment of inventory at Hope Bay and higher regional administration costs, partially offset by lower community development costs.

Other income, net was $278, $12 and $109 for 2012, 2011 and 2010, respectively. The increase in 2012 over 2011 is due to lower other-than-temporary impairment charges for marketable equity securities, the sale of non-core assets, a reduction of an allowance for loan receivable, higher income from development projects, a gain on derivative ineffectiveness and higher Canadian Oil Sands dividends, partially offset by a lower gain on sale of investments. The decrease in 2011 over 2010 is due to other-than-temporary impairment charges for marketable securities primarily acquired with the Fronteer acquisition in 2011, lower Canadian Oil Sands dividends as well as the sale of non-core assets in 2010, partially offset by the gain on the sale of investments, higher income from developing projects and lower foreign exchange losses.

Interest expense, net was $249, $244 and $279 for 2012, 2011 and 2010, respectively. Capitalized interest totaled $107, $52 and $21 in each year, respectively. Interest expense, net increased in 2012 compared to 2011 due to the issuance of the 2022 and 2042 Senior Notes, partially offset by the repayment of the 2012 Convertible Senior Notes and the increase in capitalized interest due to higher development project expenditures. Interest expense, net decreased in 2011 from 2010 due to the increase in capitalized interest for the advancement of our Conga and Akyem projects. We expect Interest expense, net to be approximately $200 to $250 in 2013.

Income and mining tax expense was $869, $713 and $856 in 2012, 2011 and 2010, respectively. The effective tax rates were 28%, 39% and 21% in 2012, 2011 and 2010, respectively. The lower tax rate in 2012 when compared to 2011 is primarily due to the 2011 impairment related to the Hope Bay project and the impact it had on the realizability of our Canadian deferred tax assets. Without the write-down on the Hope Bay project, the 2011 annual effective tax rate would have been 30%. The higher tax rate in 2011 when compared to 2010 is due to the aforementioned impairment and the significant tax benefit recognized in 2010 as a result of “check the box” elections made with respect to certain of our non-US subsidiaries. As a result of the elections, the subsidiaries are treated as flow-through entities for US federal income tax purposes. The restructuring resulted in the recording of a deferred tax asset, calculated as the difference between fair market valuations of the subsidiaries compared to the underlying financial statement basis in the assets.

NEWMONT MINING CORPORATION

The factors that most significantly impacted our effective tax rates for the three periods are percentage depletion, changes in estimates of reserves for income tax uncertainties, valuation allowances related to deferred tax assets, mining taxes and the impact of certain specific transactions. Many of these factors are sensitive to the average realized price of gold and other metals. For a complete discussion, see Note 8 to the Consolidated Financial Statements.

During 2011, the U.S. Internal Revenue Service issued a Technical Advice Memorandum (“TAM”) to the Company regarding the U.S. income tax treatment of the Price Capped Forward Sales Contracts settled in cash in 2007. The TAM provides guidance which is unfavorable to the Company. The Company is vigorously defending its positions through all processes available to it and believes it should prevail.

Based on the uncertainty and inherent unpredictability of the factors influencing our effective tax rate and the sensitivity of such factors to gold and other metals prices as discussed above, the effective tax rate is expected to be volatile in future periods. The effective tax rate is expected to be between 30% and 32% in 2013.

Net income attributable to noncontrolling interests was as follows:

	Years Ended December 31,
	2012	2011	2010
Yanacocha	$305	$326	$292
Batu Hijau	(2)	287	549
Other	6	(7)	(2)

	$309	$606	$839

Net income attributable to noncontrolling interests decreased in 2012 from 2011 as a result of decreased earnings at Batu Hijau and Yanacocha. The 2011 decrease over 2010 was a result of decreased earnings at Batu Hijau, partially offset by higher earnings at Yanacocha and the required March 2010 partial divestiture of shares in Batu Hijau.

Equity income (loss) of affiliates was as follows:

	Years Ended December 31,
	2012	2011	2010
Minera La Zanja S.R.L. (46.9%)	$18	$52	$10
Euronimba Ltd. (43.5%)	(69)	(41)	(10)
AGR Matthey Joint Venture	—	—	3

	$(51)	$11	$3

We have a 46.94% interest in Minera La Zanja, S.R.L. (“La Zanja”), near the city of Cajamarca, Peru. The remaining interest is held by Compañia de Minas Buenaventura, S.A.A. (“Buenaventura”). Newmont received dividends of $19 during 2012 from its interest in La Zanja.

We have a 43.50% interest in Euronimba Ltd. (“Euronimba”), with the remaining interests held by BHP Billiton (43.50%) and Areva (13%). Euronimba owns 95% of the Nimba iron ore project located in the Republic of Guinea, which is in the early stages of development.

The AGR Matthey Joint Venture (“AGR”), a gold refinery in which Newmont held a 40% interest, was dissolved on March 30, 2010.

Loss from discontinued operations include Holloway Mining Company, which owned the Holt-McDermott property (“Holt property”) that was sold to St. Andrew Goldfields Ltd. (“St. Andrew”) in 2006. In 2009, the Superior Court issued a decision finding Newmont Canada Corporation (“Newmont

NEWMONT MINING CORPORATION

Canada”) liable for a sliding scale royalty on production from the Holt property, which Newmont Canada appealed. In 2010, we recognized a $28 charge, net of tax benefits of $12, related to these legal claims. In 2011, the Ontario Court of Appeal upheld the Superior Court ruling resulting in an additional $136 charge, net of tax benefits of $7. In 2012, we recognized a $76 charge, net of tax benefits of $4, reflecting the impact of higher gold prices on our estimated future royalty liability.

Other comprehensive loss, net of tax was $161 in 2012 and included non-cash adjustments for a $164 net loss in value of marketable securities primarily related to Canadian Oil Sands Trust and Gabriel Resources Ltd., partially offset by gains related to Regis Resources Ltd., a $14 net gain on the translation of subsidiaries with non-U.S. dollar functional currencies, a $51 net loss related to pension and other post-retirement benefit adjustments as a result of utilizing a lower discount rate, and a $40 net gain on derivatives designated as cash flow hedges due mainly to foreign currency hedge gains. Other comprehensive income, net of tax was $456 in 2011 and included non-cash adjustments for a $195 net loss in value of marketable securities primarily related to Canadian Oil Sands Trust and Gabriel Resources Ltd., a $8 net gain on the translation of subsidiaries with non-U.S. dollar functional currencies, a $60 net loss related to pension and other post-retirement benefit adjustments primarily as a result of utilizing a lower discount rate and lower than expected return on plan assets, and a $209 net loss on derivatives designated as cash flow hedges due mainly to a loss on forward starting swap contracts partially offset by foreign currency hedge gains. Other comprehensive income, net of tax was $484 in 2010 and included non-cash adjustments for a $269 net gain in value of marketable securities primarily related to Gabriel Resources Ltd. and Regis Resources Ltd., a $98 net gain on the translation of subsidiaries with non-U.S. dollar functional currencies, a $13 net loss related to pension and other post-retirement benefit adjustments primarily as a result of utilizing a lower discount rate, and a $130 net gain on derivatives designated as cash flow hedges due mainly to foreign currency hedge gains.

Results of Consolidated Operations

	Gold or Copper Produced			Costs Applicable to Sales(1)			Amortization
	2012	2011	2010	2012	2011	2010	2012	2011	2010
	(ounces in thousands)			($ per ounce)			($ per ounce)
Gold
North America	1,960	1,950	1,909	$636	$594	$551	$130	$153	$153
South America	1,346	1,293	1,462	505	560	431	192	184	111
Asia Pacific	1,716	2,064	2,502	886	639	474	189	142	109
Africa	561	566	545	596	474	450	142	137	150

Total/Weighted-Average	5,583	5,873	6,418	$677	$591	$485	$169	$154	$126

Attributable to Newmont(2)(3)	4,977	5,166	5,370	$698	597	506

Net Attributable to Newmont(2)				$665	509	365

	(pounds in millions)			($ per pound)			($ per pound)
Copper
Asia Pacific	224	338	577	$2.34	$1.26	$0.80	$0.48	$0.28	$0.21

Attributable to Newmont(2)	143	197	314	$2.33	$1.37	$0.89

(1)	Excludes Amortization and Reclamation and remediation.

(2)	See “Non-GAAP Financial Measures” on page 84.

NEWMONT MINING CORPORATION

(3)

Includes 53, 64, and 21 thousand ounces in 2012, 2011, and 2010, respectively, from our non-consolidated interest in La Zanja and 31, 17, and 5 thousand ounces in 2012, 2011, and 2010, respectively, from our non-consolidated interest in Duketon.

2012 compared to 2011

Consolidated gold ounces produced decreased 5% due to:

•	lower production from Asia Pacific due to continued Phase 6 waste mining and processing lower grade stockpiles at Batu Hijau, lower ore availability at Tanami, and mine sequencing at Waihi; and

•	lower production from Africa due to lower mill throughput and grade; partially offset by

•	higher production from South America due to higher mill grade and recovery partially offset by lower leach placement; and

•	higher production from North America due to higher throughput at Mill 6, Juniper Mill, and Twin Creeks Autoclave and the startup of the Emigrant mine.

Consolidated copper pounds produced decreased 34% due to continued Phase 6 waste mining at Batu Hijau, partially offset by higher throughput at Boddington.

Attributable gold ounces produced decreased 4% due to lower production from Batu Hijau, Tanami, and Waihi, partially offset by higher production from South America. Lower attributable copper pounds produced also resulted from lower production at Batu Hijau.

Costs applicable to sales per consolidated gold ounce sold increased 15% due to lower production from Batu Hijau, Tanami, and Waihi, higher royalty and waste mining costs, partially offset by lower co-product allocation of costs to gold. Costs applicable to sales per consolidated copper pound sold increased 86% due to lower production from Batu Hijau, higher waste mining at Batu Hijau, higher mill maintenance costs at Boddington, coupled with higher co-product allocation of costs to copper.

2011 compared to 2010

Consolidated gold ounces produced decreased 8% due to:

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

NEWMONT MINING CORPORATION

credits. Costs applicable to sales per consolidated copper pound sold increased 58% due to lower production from Batu Hijau, higher waste mining at Batu Hijau and higher mill maintenance costs at Boddington, partially offset by lower co-product allocation of costs to copper.

We expect 2013 attributable gold production of approximately 4.8 to 5.1 million ounces, primarily due to lower production at Batu Hijau as it continues to process lower grade stockpiled ore during Phase 6 stripping and lower production at Yanacocha, partially offset by new production at Akyem expected in late 2013. Consolidated Costs applicable to sales per ounce for 2013 are expected to be approximately $675 to $750 due to lower production at Batu Hijau and Yanacocha combined with higher expected costs for energy, labor and contracted services. All-in sustaining cost (sum of costs applicable to sales, copper credits, G&A, exploration expense, advanced projects and R&D, other expense, and sustaining capital) is expected to be $1,100 to $1,200 per ounce. We expect 2013 attributable copper production of approximately 150 to 170 million pounds at consolidated Costs applicable to sales per pound of approximately $2.25 to $2.50 due to lower production at Batu Hijau.

North America Operations

	Gold Ounces Produced			Costs Applicable to Sales(1)			Amortization
	2012	2011	2010	2012	2011	2010	2012	2011	2010
	(in thousands)			($ per ounce)			($ per ounce)
Nevada	1,748	1,738	1,735	$638	$603	$565	$134	$160	$157
La Herradura(2)	212	212	174	621	527	420	101	95	110

Total/Weighted-Average	1,960	1,950	1,909	$636	$594	$551	$130	$153	$153

Attributable to Newmont	1,960	1,950	1,909

(1)	Excludes Amortization and Reclamation and remediation.

(2)	Our proportionate 44% share.

2012 compared to 2011

Nevada, USA.    Gold ounces produced increased slightly due to higher throughput at Mill 6, Juniper Mill, and the Twin Creeks Autoclave as well as new production from Emigrant, partially offset by lower grade at Phoenix and lower throughput and grade at Midas. Costs applicable to sales per ounce increased 6% due to higher commodity and contractor costs and higher royalties. Amortization per ounce decreased 16% due to higher production and longer reserve life.

La Herradura, Mexico.    Gold ounces produced were unchanged due to new production at Noche Buena, offset by timing of leach recoveries. Costs applicable to sales per ounce increased 18% due to higher waste tons mined, higher commodity prices and lower by-product credits. Amortization per ounce increased 6% due to additional equipment purchases and the start of Noche Buena production.

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

NEWMONT MINING CORPORATION

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

Gold production for North America in 2013 is expected to be approximately 2.0 to 2.1 million ounces at Costs applicable to sales per ounce of approximately $600 to $650.

South America Operations

	Gold Ounces Produced			Costs Applicable to Sales(1)			Amortization
	2012	2011	2010	2012	2011	2010	2012	2011	2010
	(in thousands)			($ per ounce)			($ per ounce)
Yanacocha	1,346	1,293	1,462	$505	$560	$431	$192	$184	$111

Attributable to Newmont:
Yanacocha (51.35%)	691	664	750
La Zanja (46.94%)	53	64	21

	744	728	771

(1)	Excludes Amortization and Reclamation and remediation.

2012 compared to 2011

Yanacocha, Peru.    Gold ounces produced increased 4% due to higher mill grade and recovery, partially offset by lower leach placement at Yanacocha, Carachugo and La Quinua. Leach tons placed decreased 23% from 43 million tons to 33 million tons. Costs applicable to sales per ounce decreased 10% due to higher production and lower mining costs. Amortization per ounce increased 4% due to mine development and asset retirement costs.

La Zanja, Peru.    Attributable gold ounces decreased 17% due to lower ore placement on the leach pads.

2011 compared to 2010

Yanacocha, Peru.    Gold ounces produced decreased 12% due to mine sequencing resulting in lower leach placement, partially offset by higher mill grade and recovery. Leach tons placed decreased 27% from 59 million tons to 43 million tons. Costs applicable to sales per ounce increased 10% due to lower production, higher milling costs and lower silver by-product credits. Amortization per ounce increased 66% due to lower production and higher mine development and asset retirement costs.

La Zanja, Peru.    Attributable gold ounces increased 205% due to a full year of production from our non-consolidated interest in La Zanja.

Gold production for South America in 2013 is expected to decrease to approximately 550,000 to 600,000 ounces attributable to Newmont due to a reduction in the mining rate in 2013 and 2014 to maintain a more stable operations workforce and lower grade. Costs applicable to sales per ounce are expected to increase in 2013 to approximately $600 to $650, primarily due to lower production.

NEWMONT MINING CORPORATION

Asia Pacific Operations

	Gold Ounces Produced			Costs Applicable to Sales(1)			Amortization
	2012	2011	2010	2012	2011	2010	2012	2011	2010
	(in thousands)			($ per ounce)			($ per ounce)
Gold
Boddington	724	730	717	$877	$682	$590	$223	$176	$166
Batu Hijau(2)	68	308	715	1,071	476	237	179	102	63
Other Australia/New Zealand(3)	924	1,026	1,070	879	664	546	156	131	101

Total/Weighted-Average	1,716	2,064	2,502	$886	$639	$474	$189	$142	$109

Attributable to Newmont(4)	1,712	1,922	2,145

	Copper Pounds Produced			Costs Applicable to Sales (1)			Amortization
	2012	2011	2010	2012	2011	2010	2012	2011	2010
	(in millions)			($ per pound)			($ per pound)
Copper
Boddington	67	65	54	$2.29	$2.03	$1.86	$0.51	$0.49	$0.51
Batu Hijau(2)	157	273	523	2.36	1.11	0.69	0.46	0.24	0.19

Total/Weighted-Average	224	338	577	$2.34	$1.26	$0.80	$0.48	$0.28	$0.21

Attributable to Newmont	143	197	314

(1)	Excludes Amortization and Reclamation and remediation.

(2)	Our weighted-average economic interest was 48.50%, 48.50% and 49.55% in 2012, 2011 and 2010, respectively.

(3)	Includes our proportionate 50% share of Kalgoorlie.

(4)	Includes 31, 17, and 5 thousand ounces in 2012, 2011 and 2010, respectively, from our non-consolidated interest in Duketon.

2012 compared to 2011

Boddington, Australia.    Gold and copper production decreased 1% and increased 3%, respectively, essentially in line with 2011. Costs applicable to sales increased 29% per ounce and 13% per pound, respectively, due to a higher strip ratio, higher mill maintenance costs, and the impact of the carbon tax, which took effect in July 2012. Amortization per ounce and per pound were impacted by lower gold production and higher capitalized costs.

Batu Hijau, Indonesia.    Copper and gold production decreased 42% and 78%, respectively, due to lower grade and recovery as a result of processing primarily lower grade stockpiled material. Waste tons mined increased 26% as Phase 6 waste removal continues as planned. The Company expects to process lower grade stockpiled ore until Phase 6 ore becomes the primary mill feed in 2014. Costs applicable to sales increased 113% per pound and 125% per ounce, respectively, due to lower production, partially offset by lower royalties. Amortization increased 92% per pound and 75% per ounce, respectively, due to lower production.

Other Australia/New Zealand.    Gold production decreased 10% due to lower throughput at Tanami and Waihi, and lower throughput, grade, and recovery at KCGM. Costs applicable to sales per ounce increased 32% due to lower production and higher mining costs. Amortization per ounce increased 19% due to lower production.

NEWMONT MINING CORPORATION

2011 compared to 2010

Boddington, Australia.    Gold and copper production increased 2% and 20%, respectively, due to higher mill throughput and higher copper grade, partially offset by lower recoveries and lower gold grade. Costs applicable to sales increased 16% per ounce and 9% per pound, respectively, due to higher mining and mill maintenance costs, higher royalty costs and a stronger Australian dollar, net of hedging gains, partially offset by higher production and higher silver by-product credits. Changes in Australia exchange rates increased Costs applicable to sales per ounce by $33 and per pound by $0.08. Costs applicable to sales and Amortization per ounce and per pound were also impacted by a higher allocation of costs to gold.

Batu Hijau, Indonesia.    Copper and gold production decreased 48% and 57%, respectively, due to lower throughput, grade and recovery as a result of processing more stockpiled material, compared to a higher proportion of high grade Phase 5 ore in 2010, and mill down time from motor replacements during the second and third quarters of 2011. Waste tons mined increased 135% as Phase 6 waste removal continues as planned. The Company expects to process primarily stockpiled ore until Phase 6 ore becomes the primary mill feed in 2014. Costs applicable to sales increased 61% per pound and 101% per ounce due to lower production, higher waste mining and higher labor. Amortization increased 26% per pound and 62% per ounce due to equipment additions and lower production. Costs applicable to sales and Amortization per pound and per ounce were also impacted by a higher allocation of costs to gold.

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

Beginning in 2013, our Asia Pacific region will be split into two regions, Australia/NewZealand and Indonesia. The Australia/NewZealand region will include Boddington and Other Australia/NewZealand while the Indonesia region will include Batu Hijau. Gold production for Australia/NewZealand is expected to be approximately 1.6 to 1.7 million ounces attributable to Newmont in 2013 at higher consolidated Cost applicable to sales per ounce of $900 to $1,000, primarily due to lower production at Other Australia/NewZealand and higher labor and commodity costs. We expect copper production for the Australia/NewZealand region of approximately 70 to 80 million pounds attributable to Newmont at consolidated Costs applicable to sales per pound of approximately $2.45 to $2.65 in 2013. Gold production for Indonesia is expected to be approximately 20,000 to 30,000 ounces attributable to Newmont in 2013 at higher consolidated Costs applicable to sales per ounce of approximately $900 to $1,000 in 2013, primarily due to lower production at Batu Hijau and higher labor and commodity costs. We expect copper production for Indonesia of approximately 75 to 90 million pounds attributable to Newmont at consolidated Costs applicable to sales per pound of approximately $2.20 to $2.40 in 2013.

Africa Operations

	Gold Ounces Produced			Costs Applicable to Sales(1)			Amortization
	2012	2011	2010	2012	2011	2010	2012	2011	2010
	(in thousands)			($ per ounce)			($ per ounce)
Ahafo	561	566	545	$596	$474	$450	$142	$137	$150

Attributable to Newmont	561	566	545

(1)	Excludes Amortization and Reclamation and remediation.

NEWMONT MINING CORPORATION

2012 compared to 2011

Ahafo, Ghana.    Gold ounces produced decreased 1% due to lower throughput and lower grade, largely offset by a drawdown of in-circuit inventory. Costs applicable to sales per ounce increased 26% due to higher labor, commodity and royalty costs. Amortization per ounce increased 3% due to lower ounces sold.

2011 compared to 2010

Ahafo, Ghana.    Gold ounces produced increased 4% due to higher throughput and recovery. Ore tons mined increased 28% from a full year of production at Amoma. Costs applicable to sales per ounce increased 5% due to higher labor, commodity and royalty costs, partially offset by higher production. Amortization per ounce decreased 9% due to higher production.

Gold production for the Africa operations is expected to increase in 2013 to approximately 625,000 to 675,000 ounces due to the new production from Akyem. Costs applicable to sales per ounce of approximately $525 to $575 are expected for 2013.

Foreign Currency Exchange Rates

Foreign currency exchange rates can increase or decrease profit margins and Costs applicable to sales to the extent costs are paid in foreign currencies. Such fluctuations have not had a material impact on our revenue since gold and copper are sold throughout the world principally in U.S. dollars. Approximately 51%, 43% and 36% of our Costs applicable to sales were paid in currencies other than the U.S. dollar in 2012, 2011 and 2010, respectively. Our Costs applicable to sales are most significantly impacted by variations in the Australian dollar/U.S. dollar exchange rate. Variations in the Australian dollar/U.S. dollar exchange rate historically have been strongly correlated to variations in the U.S. dollar gold price over the long-term. Changes in costs at Australian locations due to exchange rate changes have therefore tended to be mitigated by changes in sales reported in U.S. dollars at Australian locations. No assurance, however, can be given that the Australian dollar/U.S. dollar exchange rate will continue to be strongly correlated to the U.S. dollar gold price in the future.

Variations in foreign currency exchange rates increased Costs applicable to sales per ounce $4, net of hedging, in 2012 compared to 2011, and increased Costs applicable to sales per ounce $9, net of hedging, in 2011 from 2010, primarily due to movements in the Australian dollar.

We hedge a portion of our forecasted Australian dollar denominated operating expenditures. At December 31, 2012, we have hedged 76%, 61%, 41%, 24% and 7% of our forecasted Australian denominated operating costs in 2013, 2014, 2015, 2016 and 2017, respectively, at an average rate of 0.94, 0.92, 0.91, 0.91 and 0.91, respectively.

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

NEWMONT MINING CORPORATION

Liquidity and Capital Resources

Cash Provided from Operations

Net cash provided from continuing operations was $2,388, $3,591 and $3,180 for 2012, 2011 and 2010, respectively, and was impacted by the following key factors:

	Years Ended December 31,
	2012	2011	2010
Consolidated gold ounces sold (in thousands)	5,466	5,820	6,296
Average price realized per ounce of gold, net	$1,662	$1,562	$1,222
Costs applicable to sales per ounce of gold(1)	(677)	(591)	(485)

Operating margin per ounce of gold(2)	$985	$971	$737

Consolidated copper pounds sold (in millions)	229	356	539
Average price realized per pound of copper, net	$3.43	$3.54	$3.43
Costs applicable to sales per pound of copper(1)	(2.34)	(1.26)	(0.80)

Operating margin per pound of copper(2)	$1.09	$2.28	$2.63

(1)	Excludes Amortization and Reclamation and remediation.

(2)	See “Non-GAAP Financial Measures” on page 84.

Net cash provided from continuing operations was $2,388 in 2012, a decrease of $1,203 from 2011 due to lower production at Batu Hijau and a net increase in working capital of $762, primarily inventories, and lower Sales and higher Costs applicable to sales. Cash flow provided from operations during 2011 was $3,591, an increase of $411 from 2010 due to higher realized gold prices resulting in an increase in gold operating margin and a lower increase in working capital of $443 (trade receivables, accounts payable and other accrued liabilities); partially offset by higher Costs applicable to sales resulting in a decrease in copper operating margin and lower gold and copper sales volumes as discussed above in Consolidated Financial Results. The increase was also partially offset by higher investments in advanced projects of $157 and exploration of $132 and higher current income and mining tax expense of $148.

We are currently planning to contribute $80 to our retirement benefit programs in 2013.

NEWMONT MINING CORPORATION

Investing Activities

Net cash used in investing activities was $3,264 in 2012 compared to $5,067 and $1,419 in 2011 and 2010, respectively, for the reasons explained below.

Additions to property, plant and mine development were as follows:

	Years Ended December 31,
	2012	2011	2010
North America:
Nevada	$677	$559	$298
La Herradura	89	81	41
Other North America	—	101	115

	766	741	454

South America:
Yanacocha	510	360	167
Conga	582	739	134
Other South America	19	—	—

	1,111	1,099	301

Asia Pacific:
Boddington	141	217	146
Batu Hijau	148	196	67
Other Australia/New Zealand	277	294	176
Other Asia Pacific	19	18	17

	585	725	406

Africa:
Ahafo	228	116	109
Akyem	388	248	70

	616	364	179
Corporate and Other	74	35	34

Accrual basis	3,152	2,964	1,374
Decrease (increase) in accrued capital expenditures	58	(177)	28

Cash basis	$3,210	$2,787	$1,402

Capital expenditures in Nevada during 2012 included $57 for Leeville/Turf development, $47 for Emigrant development, $217 for surface and underground development, $151 for leaching, tailings and other facilities, $94 for process facilities improvements and upgrades and $91 for mine and support equipment in Nevada. Expenditures at La Herradura were $89 primarily for surface development and mill construction and upgrades. South America capital expenditures included $261 for surface development, $110 for leach pad development and $49 for equipment and equipment component purchases at Yanacocha, and $537 primarily for equipment and engineering at Conga. Expenditures at Merian were $49 primarily due to acquisition of long-lead items for the Merian Project. Capital expenditures in Asia Pacific included $43 for Tanami Shaft project development, $236 for surface, underground and support equipment, $136 for surface and underground mine development and $81

NEWMONT MINING CORPORATION

for tailings facilities construction. Capital expenditures in Africa included $89 for Subika underground expansion, $66 for facility construction and upgrades and $28 for equipment at Ahafo, and $388 primarily for equipment, construction and surface development at the Akyem project.

Capital expenditures in Nevada during 2011 included $52 for Leeville/Turf development, $227 for surface and underground development, $98 for process facilities improvements and upgrades, $25 for mine equipment and $24 for reserve conversion and other capital drilling in Nevada. Expenditures at La Herradura were $81 primarily for land purchases, development of Noche Buena and equipment purchases. Hope Bay expenditures included $101 primarily for construction activities and mill equipment. South America capital expenditures included $229 for surface development and $53 for surface equipment at Yanacocha and $739 primarily for engineering, construction, equipment and off-site infrastructure at Conga. Capital expenditures in Asia Pacific included $228 for surface and underground equipment, $149 for surface and underground mine development, $78 for land purchases, $71 for process facilities and $65 for tailings facilities. Capital expenditures in Africa included $55 for Subika underground expansion, $18 for equipment at Ahafo and $248 primarily for land acquisitions, engineering, construction and surface development at the Akyem project.

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

During 2012, 2011 and 2010, $40, $52 and $57, respectively, of drilling and related costs were capitalized and included in mine development costs. These capitalized costs included $28 at North America, $1 at South America, $9 at Asia Pacific and $2 at Africa in 2012; $11 at North America, $16 at South America, $14 at Asia Pacific and $11 at Africa in 2011 and $26 at North America, $23 at Asia Pacific and $8 at Africa in 2010.

During 2012, 2011 and 2010, $284, $207 and $36, respectively, of pre-stripping costs were capitalized and included in mine development costs. Pre-stripping costs included Nevada (East Carlin, Star Complex and Vista Surface) pits in North America and Yanacocha (El Tapado Oeste and Cerro Negro) pits in South America in 2012, Nevada (East Carlin, Star Complex and North Lantern) pits in North America and Yanacocha (El Tapado Oeste, Cerro Negro and Maqui Maqui) pits in South America in 2011 and the Lantern 3 pit in Nevada and El Tapado Oeste pit at Yanacocha in 2010.

We anticipate capital expenditures of approximately $2,400 to $2,600 in 2013, with approximately 40% to be spent on major project initiatives, including further development of Akyem, the Ahafo Mill Expansion, the Conga project and other expansion projects in Nevada. The remaining 60% is expected to be spent on sustaining capital.

Acquisitions, net.    During 2012, 2011 and 2010, we paid $25, $30 and $4, respectively, in contingent payments in accordance with the 2009 Boddington acquisition agreement.

On April 6, 2011, Newmont acquired all of the outstanding common shares of Fronteer Gold Inc. (“Fronteer”) for total consideration of $2,259 less cash received from the acquisition of $2 for a net payment of $2,257. In connection with the acquisition, Newmont incurred transaction costs of $22, which were recorded in Other Expense, net.

NEWMONT MINING CORPORATION

Purchases and sales of marketable securities.    During 2012, we purchased corporate debt securities and other marketable securities of $220 and we received proceeds of $210 from the sale of corporate debt securities. During 2011, we purchased marketable securities of $21 and we received $81 from the sale of our investments in New Gold, Inc. and other marketable securities. During 2010, we purchased marketable securities of $28 and we received $3 for the sale of marketable securities.

Proceeds from sale of other assets.    During 2012, we received $41 primarily from the sale of land, equipment and other investments. During 2011, we received $9 primarily from the sale of investments. During 2010, we received $13 from the sale of our 40% interest in AGR and $5 and $4 for the sale of exploration properties in Armenia and Guyana, respectively. We also received $34 from the sale of other assets including non-core assets held at Tanami.

Financing Activities

Net cash provided from (used in) financing activities was $689 in 2012, compared to $(854) and $(915) in 2011 and 2010, respectively, for the reasons explained below.

Proceeds from debt, net.    During 2012, we received net proceeds from debt of $3,524, including $1,479 from the issuance of Senior Notes due in 2022, $983 from the issuance of Senior Notes due in 2042, $180 from the PTNNT revolving credit facility and $1,246 under our Revolving Credit Facility. Proceeds from the issuance of debt were partially offset by the settlement of forward starting interest rate swaps of $362.

During 2011, we borrowed $2,041 under our revolving credit facility and paid debt issuance costs of $30.

At December 31, 2012, $394 of the $3,000 revolving credit facility was used to secure the issuance of letters of credit, primarily supporting reclamation obligations (see “Off-Balance Sheet Arrangements” below) and $0 was used in outstanding borrowings.

Repayment of debt.    During 2012, we repaid $1,976 of debt, including repayment of $1,285 under our Revolving Credit Facility, $517 for repayment of the 2012 Convertible Senior Notes and $165 related to exercising the early purchase option and related 2012 quarterly payments for the refractory ore treatment plant in Nevada (classified as a capital lease).

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

Scheduled minimum debt repayments are $10 in 2013, $546 in 2014, $11 in 2015, $11 in 2016, $657 in 2017 and $5,063 thereafter. We expect to be able to fund maturities of debt from Net cash provided by operating activities, short-term investments, existing cash balances and available credit facilities.

At December 31, 2012 and 2011, we were in compliance with all required debt covenants and other restrictions related to our debt agreements.

Payment of conversion premium on debt.    In February 2012, we elected to pay in cash a conversion premium of $172 upon repayment of the 2012 Convertible Senior Notes in lieu of issuing common shares.

Proceeds from stock issuance, net.    We received proceeds of $24, $40 and $60 during 2012, 2011 and 2010, respectively, from the issuance of common stock.

NEWMONT MINING CORPORATION

Sale of noncontrolling interests.    In March 2010, NTPBV completed the sale of 7% of shares in PTNNT to a third party buyer. This transaction reduced our ownership interest in PTNNT to 31.5%. Cash proceeds from the sale was $229 with our 56.25% share being $129 and the remaining balances paid to our NTPBV partner.

Acquisition of noncontrolling interests.    In June 2010, PTPI, an unrelated noncontrolling shareholder of PTNNT, completed the sale of a 2.2% interest in PTNNT to PTIMI. To enable the transaction to proceed, we released our rights to the dividends payable on this 2.2% interest and released our security interest in the associated shares. We agreed to advance certain funds to PTIMI to enable it to purchase the 2.2% interest in exchange for (i) a pledge of their share of PTNNT, (ii) an assignment of dividends payable on the shares, net of withholding tax, and (iii) a commitment to support the application of Newmont standards to the operation of the Batu Hijau mine. The funds that we advanced to PTIMI and which it paid to PTPI for the shares were used by PTPI to reduce its outstanding loan balance with us. Upon completion of this transaction, PTPI requested and was allowed to make additional draw-downs under our agreement with PTPI. In December 2012, we advanced certain funds to PTPI in accordance with the loan agreement. Our economic interest in PTPI’s and PTIMI’s combined 20% ownership interest in PTNNT remains at 17% and did not change as a result of these transactions.

Dividends paid to noncontrolling interests.    We paid dividends of $3, $117 and $462 to noncontrolling interests during 2012, 2011 and 2010, respectively. The payments in 2011 included $15 of Indonesian withholding taxes related to dividends paid to noncontrolling interests in December 2010. The dividends paid in 2010 included $100 for our NTPBV partner’s share of the interest sold in Batu Hijau during that year.

Dividends paid to common stockholders.    We paid annual dividends of $1.40, $1.00 and $0.50 per common share during 2012, 2011 and 2010, respectively. Additionally, Newmont Mining Corporation of Canada Limited, a subsidiary of the Company, paid annual dividends of C$1.40, C$1.00 and C$0.52 during 2012, 2011 and 2010, respectively. On February 20, 2013, we declared a regular quarterly dividend of $0.425 per share, payable March 28, 2013 to holders of record at the close of business on March 13, 2013. Total dividends paid to common stockholders were $695, $494 and $246 in 2012, 2011 and 2010, respectively.

Discontinued Operations

Net operating cash used in discontinued operations was $16 in 2012, compared to $7 and $13 in 2011 and 2010, respectively. Discontinued operations in 2012 and 2011 relate to payments on the Holt property royalty. The 2010 amounts related to the Kori Kollo operation in Bolivia which was sold in 2009.

Corporate Revolving Credit Facility

Effective May 20, 2011, the Company entered into a new uncollateralized $2,500 revolving credit facility with a syndicate of commercial banks. This new revolving credit facility replaced the existing revolving credit facility which was cancelled upon the effectiveness of the new facility. The new facility provides for borrowings in U.S. dollars and contains a letter of credit sub-facility. The new facility originally matured in May 2016. Facility fees vary based on the credit ratings of the Company’s senior, uncollateralized, long-term debt. Borrowings under the facility bear interest at a market based rate plus a margin determined by the Company’s credit rating. In May 2012, the Company’s Corporate Revolving Credit Facility was amended to increase the capacity to $3,000 and extend the facility one year to 2017. At December 31, 2012, we had $0 borrowings outstanding under the facility. There was $394 and $244 outstanding in letters of credit at December 31, 2012 and 2011, respectively.

NEWMONT MINING CORPORATION

Subsidiary Financings

PTNNT Revolving Credit Facility

Effective May 27, 2011, PTNNT entered into a $600 reducing revolving credit facility with a syndicate of banks. This facility provides for borrowings in U.S. dollars and matures in March 2017. The facility is non-recourse to Newmont and certain assets of PTNNT are pledged as collateral. Borrowings under the facility bear interest at a rate per annum equal to LIBOR plus a margin of 4.00%. Commitment fees currently accrue on the daily average unused amount of the commitment of each lender at an annual rate of 2.00%. A one-time arrangement fee and other debt issuance costs, net of amortization, of $18 related to the facility were capitalized and will be amortized over the term of the debt. There were $180 in borrowings outstanding under the facility at December 31, 2012.

Debt Covenants

The Company’s senior notes contain various covenants and default provisions including payment defaults, limitation on liens, limitation on sales and leaseback agreements and merger restrictions.

The Ahafo project facility contains a financial ratio covenant requiring the Company to maintain a net debt (total debt net of cash and cash equivalents) to EBITDA (earnings before interest expense, income and mining taxes, depreciation and amortization) ratio of less than or equal to 4.0 and a net debt to total capitalization ratio of less than or equal to 62.5%.

The corporate revolving credit facility contains a financial ratio covenant requiring the Company to maintain a net debt (total debt net of cash and cash equivalents) to total capitalization ratio of less than or equal to 62.5% in addition to the covenants noted above. Furthermore, the corporate revolving credit facility contains covenants limiting the sale of all or substantially all of the Company’s assets, certain change of control provisions and a negative pledge on certain assets.

The PTNNT revolving credit facility requires PTNNT to maintain certain financial ratios and to comply with certain terms and conditions with regards to its mine plan, contract of work, dividends, financing activities, leasing, investments and other matters.

At December 31, 2012 and 2011, the Company and its related entities were in compliance with all debt covenants and provisions related to potential defaults.

Shelf Registration Statement

In September 2012, we filed with the Securities and Exchange Commission (the “SEC”) a shelf registration statement on Form S-3 which enables the Company to issue an indeterminate number or amount of common stock, preferred stock, debt securities, guarantees of debt securities and warrants from time to time at indeterminate prices. It also included the resale of an indeterminate amount of common stock, preferred stock and debt securities from time to time upon exercise of warrants or conversion of convertible securities.

NEWMONT MINING CORPORATION

Contractual Obligations

Our contractual obligations at December 31, 2012 are summarized as follows:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1 - 3 Years	4 - 5 Years	More than 5 Years
Debt(1)	$11,290	$280	$1,360	$1,169	$8,481
Capital lease obligations(2)	5	1	2	1	1
Reclamation and remediation obligations(3)	2,284	93	277	185	1,729
Employee-related benefits(4)	684	98	179	104	303
Uncertain income tax liabilities and interest(5)	65	—	—	—	65
Operating leases	69	10	30	17	12
Minimum royalty payments	527	60	113	75	279
Purchase obligations(6)	1,046	548	154	76	268
Other(7)	964	322	339	100	203

	$16,934	$1,412	$2,454	$1,727	$11,341

(1)	Amounts represent principal of $6,294 and estimated interest payments of $4,996, assuming no early extinguishment.

(2)	Amounts represent principal of $4 and estimated interest payments of $1.

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

(4)

Contractual obligations for Employee-related benefits include severance, workers’ participation, pension and other benefit plans. Pension plan benefit payments beyond 2017 cannot be reasonably estimated given variable market conditions and actuarial assumptions and are not included.

(5)

We are unable to reasonably estimate the timing of our uncertain income tax liabilities and interest payments beyond 2013 due to uncertainties in the timing of the effective settlement of tax positions.

(6)

Purchase obligations are not recorded in the Consolidated Financial Statements. Purchase obligations represent contractual obligations for purchase of power, materials and supplies, consumables, inventories and capital projects.

(7)

Other includes accrued Boddington contingent consideration of $41, the accrued Holt royalty of $240 and other obligations which are not reflected in our Consolidated Financial Statements including labor and service contracts. Payments related to derivative contracts cannot be reasonably estimated given variable market conditions. See Note 17 to the Consolidated Financial Statements.

Off-Balance Sheet Arrangements

We have the following off-balance sheet arrangements: operating leases (as disclosed in the above table) and $1,755 of outstanding letters of credit, surety bonds and bank guarantees (see Note 30 to the Consolidated Financial Statements).

NEWMONT MINING CORPORATION

We also have sales agreements to sell copper and gold concentrates at market prices as follows (in thousands of tons):

	2013	2014	2015	2016	2017	Thereafter
Batu Hijau	402	527	—	—	—	—
Boddington	198	187	154	154	154	99
Nevada	50	48	41	71	—	—

	650	762	195	225	154	99

For information regarding these copper sales agreements, see Item 7A, Quantitative and Qualitative Disclosures about Market Risk – Hedging, Provisional Copper and Gold Sales, below.

Other Liquidity Matters

At December 31, 2012, the Company had $1,561 in cash and cash equivalents, of which $1,198 was held in foreign subsidiaries and is primarily held in U.S. dollar denominated accounts with the remainder in foreign currencies readily convertible to U.S. dollars. At December 31, 2012, $431 of the consolidated cash and cash equivalents was attributable to noncontrolling interests primarily related to our Indonesian and Peruvian operations which is being held to fund those operations. At December 31, 2012, $315 in consolidated cash and cash equivalents ($184 attributable to Newmont) was held at certain foreign subsidiaries that, if repatriated may be subject to withholding taxes, which would generate foreign tax credits in the U.S. As a result, we expect that there would be minimal U.S. tax liability upon repatriation of these amounts after considering available foreign tax credits. All other amounts represent earnings that are taxed in the U.S. on a current basis due to being held in U.S. subsidiaries or non-U.S. subsidiaries that are flow-through entities for U.S. tax purposes.

We believe that our liquidity and capital resources are adequate to fund our operations and corporate activities.

Future Cash Flows

We anticipate significant future capital expenditures, funding of exploration and advanced projects, debt repayments and dividends to both common shareholders and noncontrolling interests will impact Net cash used in investing activities and Net cash used in financing activities and may exceed Net cash provided by operations. Our ability to raise and service significant new sources of capital will be a function of macroeconomic conditions, future gold and copper prices as well as our operational performance, current cash flow and debt position, among other factors. We may determine that it is necessary or appropriate to issue additional equity or other securities, defer projects or sell assets. Additional financing may not be available when needed or, if available, the terms of such financing may not be favorable to us and, if raised by offering equity securities, may involve substantial dilution to existing stockholders. In the event of lower gold and copper prices, unanticipated operating or financial challenges, or new funding limitations, our ability to pursue new business opportunities, invest in existing and new projects, fund our ongoing business activities, retire or service all outstanding debt and pay dividends could be significantly constrained. For information on our long-term debt, capital lease obligations and operating leases, see Note 23 to the Consolidated Financial Statements.

Cash flows are expected to be impacted by variations in the realized prices of gold and copper. For information on the sensitivity of our Net cash provided by operations to metal prices, see Item 7A, Quantitative and Qualitative Disclosures about Market Risk – Metal Prices.

Cash flows are also expected to be impacted by variations in foreign currency exchange rates in relation to the U.S. dollar, particularly with respect to the Australian dollar. Accordingly, we have entered into derivative instruments to reduce the volatility of Costs applicable to sales in Asia Pacific. For information concerning the sensitivity of our Costs applicable to sales to changes in foreign

NEWMONT MINING CORPORATION

currency exchange rates, see Results of Consolidated Operations, Foreign Currency Exchange Rates, above. For information on the sensitivity of our Net cash provided from operations to foreign currency exchange rates, see Item 7A, Quantitative and Qualitative Disclosures about Market Risk – Foreign Currency. Net cash provided from operations will also be impacted in 2013 as a result of planned contributions of $80 for our post-retirement benefit programs.

Based on expected attributable production of between 4.8 and 5.1 million ounces of gold and between 150 and 170 million pounds of copper in 2013, we do not anticipate reasonably expected variations in our production profile alone to influence our ability to pay our debt and other obligations in 2013.

Environmental

Our mining and exploration activities are subject to various federal and state laws and regulations governing the protection of the environment. We have made, and expect to make in the future, expenditures to comply with such laws and regulations, but cannot predict the full amount of such future expenditures. At December 31, 2012 and 2011, $1,341 and $1,070, respectively, were accrued for reclamation costs relating to currently, recently producing or developmental stage mineral properties, of which $62 is classified as a current liability. For more information on the Company’s reclamation and remediation liabilities, see Note 4 to the Consolidated Financial Statements.

In addition, we are involved in several matters concerning environmental obligations associated with former mining activities. Based upon our best estimate of our liability for these matters, $198 and $170 were accrued for such obligations at December 31, 2012 and 2011, respectively. We spent $39, $15 and $23 in 2012, 2011 and 2010, respectively, for environmental obligations related to former, primarily historic, mining activities, and have classified $20 as a current liability. Expenditures for 2012 related primarily to the Con mine in Canada which was acquired as part of the Miramar acquisition, the San Luis property in Colorado, the Mt. Leyshon property in Australia, which is a legacy Normandy site, and Resurrection, a mine site in Leadville, Colorado. Expenditures for 2011 related primarily to the Con mine, the Mt. Leyshon property in Australia, and the Dawn mill site in Washington State. Expenditures for 2010 related primarily to the Con mine in Canada, the Mt. Leyshon property in Australia, the Dawn mill site and Resurrection. For more information on the Company’s obligations associated with former mining activities, see Note 30 to the Consolidated Financial Statements.

Included in capital expenditures were $207, $172 and $118 in 2012, 2011 and 2010, respectively, to comply with environmental regulations. Ongoing costs to comply with environmental regulations have not been a significant component of Costs applicable to sales.

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

NEWMONT MINING CORPORATION

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

	Years Ended December 31,
	2012	2011	2010
Net income attributable to Newmont stockholders	$1,809	$366	$2,277
Loss from discontinued operations	76	136	28
Restructuring and other	26	—	—
Boddington contingent consideration	8	1	1
Acquisition costs	—	18	—
PTNNT community contribution	—	—	13
Income tax benefit from internal restructuring	(59)	(65)	(391)
Impairments/asset sales, net	(10)	1,714	(35)

Adjusted net income	$1,850	$2,170	$1,893

Adjusted net income per share, basic	$3.73	$4.39	$3.85
Adjusted net income per share, diluted	$3.71	$4.31	$3.79

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

NEWMONT MINING CORPORATION

The following tables reconcile these non-GAAP measures to the most directly comparable GAAP measures.

Costs applicable to sales per ounce/pound

	Gold(1)			Copper(2)
	Years Ended December 31,			Years Ended December 31,
	2012	2011	2010	2012	2011	2010
Costs applicable to sales:
Consolidated per financial statements	$3,703	$3,440	$3,054	$535	$450	$430
Noncontrolling interests(3)	(362)	(442)	(395)	(198)	(171)	(169)

Attributable to Newmont	$3,341	$2,998	$2,659	$337	$279	$261

Gold/Copper sold (thousand ounces/million pounds):
Consolidated	5,466	5,820	6,296	229	356	539
Noncontrolling interests(3)	(679)	(795)	(1,043)	(84)	(153)	(247)

Attributable to Newmont(4)	4,787	5,025	5,253	145	203	292

Costs applicable to sales per ounce/pound:
Consolidated	$677	$591	$485	$2.34	$1.26	$0.80
Attributable to Newmont	$698	$597	$506	$2.33	$1.37	$0.89

(1)	Consolidated Costs applicable to sales per financial statements includes by-product credits of $231, $291 and $245 for 2012, 2011 and 2010, respectively.
(2)	Consolidated Costs applicable to sales per financial statements includes by-product credits of $11, $28 and $29 for 2012, 2011 and 2010, respectively.
(3)	Relates to partners’ interests in Batu Hijau and Yanacocha.
(4)	Does not include any sales from our non-consolidated interests in LaZanja and Duketon.

Net attributable costs applicable to sales per ounce

	Years Ended December 31,
	2012	2011	2010
Attributable costs applicable to sales:
Gold	$3,341	$2,998	$2,659
Copper	337	279	261

	3,678	3,277	2,920

Copper revenue:
Consolidated	(785)	(1,262)	(1,848)
Noncontrolling interests(1)	289	542	847

	(496)	(720)	(1,001)

Net attributable costs applicable to sales	$3,182	$2,557	$1,919

Attributable gold ounces sold (thousands)	4,787	5,025	5,253
Net attributable costs applicable to sales per ounce	$665	$509	$365

(1)	Relates to partners’ interests in Batu Hijau.

NEWMONT MINING CORPORATION

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

	Gold			Copper
	Years Ended December 31,			Years Ended December 31,
	2012	2011	2010	2012	2011	2010

Average realized price per ounce/pound	$1,662	$1,562	$1,222	$3.43	$3.54	$3.43
Costs applicable to sales per ounce/pound	(677)	(591)	(485)	(2.34)	(1.26)	(0.80)

	$985	$971	$737	$1.09	$2.28	$2.63

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (dollars in millions except per share, per ounce and per pound amounts)

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

Foreign Currency

Changes in the foreign currency exchange rates in relation to the U.S. dollar may affect our profitability and cash flow. Foreign currency exchange rates can fluctuate widely due to numerous factors, such as supply and demand for foreign and U.S. currencies and U.S. and foreign country economic conditions. In addition to our operations in the United States, we have assets or operations in Australia, Peru, Indonesia, Ghana, Mexico and New Zealand. All of our operations sell their metal production based on U.S. dollar gold and copper prices. Fluctuations in the local currency exchange rates in relation to the U.S. dollar can increase or decrease profit margins and Costs applicable to sales per ounce to the extent costs are paid in local currency at foreign operations. The Australian dollar/U.S. dollar exchange rate has had the greatest impact on our Costs applicable to sales, as measured in U.S. dollars. However, variations in the Australian dollar/U.S. dollar exchange rate have historically been strongly correlated to variations in the U.S. dollar gold price over the long-term. Increases or decreases in costs at Australian gold operations due to exchange rate changes have

NEWMONT MINING CORPORATION

therefore tended to be mitigated by changes in sales reported in U.S. dollars for such locations. No assurance can be given that the Australian dollar/U.S. dollar exchange rate will continue to be strongly correlated to the U.S. dollar gold price in the future, or that short-term changes in the Australian dollar/U.S. dollar exchange rate will not have an impact on our profitability and cash flow. Foreign currency exchange rates in relation to the U.S. dollar have not had a material impact on our determination of proven and probable reserves in the past. However, if a sustained weakening of the U.S. dollar in relation to the Australian dollar, and/or to other foreign currencies that impact our cost structure, were not mitigated by offsetting increases in the U.S. dollar gold price or by other factors, profitability, cash flows and the amount of proven and probable reserves in the applicable foreign country could be reduced. The extent of any such reduction would be dependent on a variety of factors including the length of time of any such weakening of the U.S. dollar, and management’s long-term view of the applicable exchange rate. For information concerning the sensitivity of our Costs applicable to sales to changes in foreign currency exchange rates, see Item 7, Management’s Discussion and Analysis of Consolidated Results of Operations and Financial Condition-Results of Consolidated Operations-Foreign Currency Exchange Rates, above.

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

NEWMONT MINING CORPORATION

starting swap contracts have been designated as cash flow hedges of future expenditures, and as such, changes in the market value have been recorded in Accumulated other comprehensive income. Gains and losses from hedge ineffectiveness are recognized in current earnings.

Foreign Currency Exchange Risk

We had the following foreign currency derivative contracts outstanding at December 31, 2012 and 2011:

	Expected Maturity Date						Fair Value, Net
						Total	At December 31,
	2013	2014	2015	2016	2017	Average	2012	2011
A$ Operating Fixed Forward Contracts:
A$ notional (millions)	1,210	940	635	374	107	3,266	$250	$223
Average rate ($/A$)	0.94	0.92	0.91	0.91	0.91	0.92
Expected hedge ratio	76%	61%	41%	24%	7%
A$ Capital Fixed Forward Contracts:
A$ notional (millions)	6	—	—	—	—	6	$—	$(1)
Average rate ($/A$)	0.97	—	—	—	—	0.97
Expected hedge ratio	73%	—	—	—	—
NZ$ Operating Fixed Forward Contracts:
NZ$ notional (millions)	66	23	—	—	—	89	$2	$1
Average rate ($/NZ$)	0.79	0.79	—	—	—	0.79
Expected hedge ratio	54%	20%	—	—	—

Diesel Price Risk

We had the following diesel derivative contracts outstanding at December 31, 2012 and 2011:

	Expected Maturity Date				Fair Value, Net
				Total	At December 31,
	2013	2014	2015	Average	2012	2011
Diesel Fixed Forward Contracts:
Diesel gallons (millions)	26	15	4	45	$1	$1
Average rate ($/gallon)	2.93	2.87	2.79	2.90
Expected Nevada hedge ratio	59%	36%	11%

Forward Starting Swap Contracts

During 2011, we entered into forward starting interest rate swap contracts with a total notional value of $2,000. These contracts hedged movements in treasury rates related to a debt issuance that occurred in the first quarter of 2012. On March 8, 2012, we closed the sale of $2,500 senior notes consisting of 3.5% senior notes due 2022 in the principal amount of $1,500 (10-year notes), and 4.875% senior notes due 2042 in the principal amount of $1,000 (30-year notes). As a result, the forward-starting interest rate swaps were settled for $362, of which $349 represented the effective portion of the hedging instrument included in Accumulated other comprehensive income and recognized in Interest expense consistent with the interest incurred on the senior notes issued in 2012. The net proceeds from the debt issuance were adjusted by the settlement amount of the swap contracts and included as a financing activity in the Condensed Consolidated Statements of Cash Flow.

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

The average LME copper price was $3.61 per pound during 2012, compared with the Company’s recorded average provisional price of $3.60 before mark-to-market adjustments and treatment and refining charges. During 2012, decreasing copper prices resulted in a provisional pricing mark-to-market gain of $22 ($0.10 per pound). At December 31, 2012, Newmont had copper sales of 57 million pounds priced at an average of $3.60 per pound, subject to final pricing over the next several months. Each $0.10 change in the price for provisionally priced sales would have an approximate $2 effect on our Net income attributable to Newmont stockholders.

The average London P.M. fix for gold was $1,669 per ounce during 2012, compared with the Company’s recorded average provisional price of $1,668 per ounce before mark-to-market adjustments and treatment and refining charges. During 2012, increasing gold prices resulted in a provisional pricing mark-to-market gain of $4 ($1 per ounce). At December 31, 2012, Newmont had gold sales of 77,000 ounces priced at an average of $1,665 per ounce, subject to final pricing over the next several months. Each $25 change in the price for provisionally priced gold sales would have an approximate $1 effect on our Net income attributable to Newmont stockholders.

Fixed and Variable Rate Debt

Our debt portafolio consisted of 96% and 98% of fixed rate debt at December 31, 2012 and 2011, respectively. The carrying value of fixed rate debt increase primarily due to a two part public offering of $1,500 and $1,000 uncollateralized senior notes in March 2012, partially offset by the maturity of the Company’s 2012 Convertible Senior Notes. Our fixed rate debt exposure at December 31, 2012 and 2011 is summarized as follows:

	At December 31,
	2012		2011
Carrying value of fixed rate debt		$6,069		$4,059
Fair value of fixed rate debt(1)		$6,820		$5,010
Pro forma fair value sensitivity of fixed rate debt of a +/–10 basis point interest rate change(2)	$	+/-27	$	+/-36

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting at December 31, 2012. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based upon its assessment, management concluded that, at December 31, 2012, the Company’s internal control over financial reporting was effective.

The effectiveness of the Company’s assessment of internal control over financial reporting at December 31, 2012 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

NEWMONT MINING CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Newmont Mining Corporation:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, comprehensive income (loss), changes in equity and cash flows present fairly, in all material respects, the financial position of Newmont Mining Corporation and its subsidiaries at December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting at December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 8. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Denver, Colorado

February 22, 2013

NEWMONT MINING CORPORATION

STATEMENTS OF CONSOLIDATED INCOME

	Years Ended December 31,
	2012	2011	2010
	(in millions, except per share)
Sales (Note 3)	$9,868	$10,358	$9,540
Costs and expenses
Costs applicable to sales(1) (Note 3)	4,238	3,890	3,484
Amortization (Note 3)	1,032	1,036	945
Reclamation and remediation (Note 4)	96	120	65
Exploration	356	350	218
Advanced projects, research and development	348	373	216
General and administrative	212	198	178
Write-down of property, plant and mine development (Note 5)	52	2,084	6
Other expense, net (Note 6)	449	265	261

	6,783	8,316	5,373

Other income (expense)
Other income, net (Note 7)	278	12	109
Interest expense, net of capitalized interest of $107, $52 and $21, respectively	(249)	(244)	(279)

	29	(232)	(170)

Income before income and mining tax and other items	3,114	1,810	3,997
Income and mining tax expense (Note 8)	(869)	(713)	(856)
Equity income (loss) of affiliates (Note 9)	(51)	11	3

Income from continuing operations	2,194	1,108	3,144
Loss from discontinued operations (Note 10)	(76)	(136)	(28)

Net income	2,118	972	3,116
Net income attributable to noncontrolling interests (Note 11)	(309)	(606)	(839)

Net income attributable to Newmont stockholders	$1,809	$366	$2,277

Net income (loss) attributable to Newmont stockholders:
Continuing operations	$1,885	$502	$2,305
Discontinued operations	(76)	(136)	(28)

	$1,809	$366	$2,277

Income (loss) per common share (Note 12)
Basic:
Continuing operations	$3.80	$1.02	$4.69
Discontinued operations	(0.15)	(0.28)	(0.06)

	$3.65	$0.74	$4.63

Diluted:
Continuing operations	$3.78	$1.00	$4.61
Discontinued operations	(0.15)	(0.27)	(0.06)

	$3.63	$0.73	$4.55

Cash dividends declared per common share	$1.40	$1.00	$0.50

(1)	Excludes Amortization and Reclamation and remediation.

The accompanying notes are an integral part of these consolidated financial statements.

NEWMONT MINING CORPORATION

STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME (LOSS)

	Years Ended December 31,
	2012	2011	2010
	(in millions)
Net income	$2,118	$972	$3,116
Other comprehensive income (loss):
Unrealized gain (loss) on marketable securities, net of $25, $41 and $(60) tax benefit (expense), respectively	(164)	(195)	269
Foreign currency translation adjustments	14	8	98
Change in pension and other post-retirement benefits, net of $30, $32 and $7 tax benefit, respectively Net change from periodic revaluations	(72)	(76)	(23)
Net amount reclassified to income	21	16	10

Net unrecognized loss on pension and other post-retirement benefits	(51)	(60)	(13)

Change in fair value of cash flow hedge instruments, net of $(36), $168 and $(59) tax benefit (expense), respectively Net change from periodic revaluations	149	(73)	202
Net amount reclassified to income	(109)	(136)	(72)

Net unrecognized gain (loss) on derivatives	40	(209)	130

Other comprehensive income (loss)	(161)	(456)	484

Comprehensive income	$1,957	$516	$3,600

Comprehensive income (loss) attributable to:
Newmont stockholders	$1,647	$(90)	$2,759
Noncontrolling interests	310	606	841

	$1,957	$516	$3,600

The accompanying notes are an integral part of these consolidated financial statements.

NEWMONT MINING CORPORATION

STATEMENTS OF CONSOLIDATED CASH FLOWS

	Years Ended December 31,
	2012	2011	2010
	(in millions)
Operating activities:
Net income	$2,118	$972	$3,116
Adjustments:
Amortization	1,032	1,036	945
Stock based compensation and other non-cash benefits	72	79	70
Reclamation and remediation	96	101	65
Revaluation of contingent consideration	12	1	2
Loss from discontinued operations	76	136	28
Write-down of property, plant and mine development	52	2,084	6
Impairment of marketable securities	47	180	1
Deferred income taxes	15	(671)	(380)
Gain on asset sales, net	(107)	(81)	(64)
Other operating adjustments and write-downs	48	65	145
Net change in operating assets and liabilities (Note 26)	(1,073)	(311)	(754)

Net cash provided from continuing operations	2,388	3,591	3,180
Net cash used in discontinued operations (Note 10)	(16)	(7)	(13)

Net cash provided from operations	2,372	3,584	3,167

Investing activities:
Additions to property, plant and mine development	(3,210)	(2,787)	(1,402)
Acquisitions, net	(25)	(2,309)	(4)
Sale of marketable securities	210	81	3
Purchases of marketable securities	(220)	(21)	(28)
Proceeds from sale of other assets	41	9	56
Other	(60)	(40)	(44)

Net cash used in investing activities	(3,264)	(5,067)	(1,419)

Financing activities:
Proceeds from debt, net	3,524	2,011	—
Repayment of debt	(1,976)	(2,273)	(430)
Payment of conversion premium on debt	(172)	—	—
Proceeds from stock issuance, net	24	40	60
Sale of noncontrolling interests	—	—	229
Acquisition of noncontrolling interests	(10)	—	(110)
Dividends paid to noncontrolling interests	(3)	(117)	(462)
Dividends paid to common stockholders	(695)	(494)	(246)
Other	(3)	(21)	44

Net cash provided from (used in) financing activities	689	(854)	(915)

Effect of exchange rate changes on cash	4	41	8

Net change in cash and cash equivalents	(199)	(2,296)	841
Cash and cash equivalents at beginning of period	1,760	4,056	3,215

Cash and cash equivalents at end of period	$1,561	$1,760	$4,056

The accompanying notes are an integral part of these consolidated financial statements.

NEWMONT MINING CORPORATION

CONSOLIDATED BALANCE SHEETS

	At December 31, 2012	At December 31, 2011
	(in millions)
ASSETS
Cash and cash equivalents	$1,561	$1,760
Trade receivables	283	300
Accounts receivable	577	320
Investments (Note 18)	86	94
Inventories (Note 19)	796	714
Stockpiles and ore on leach pads (Note 20)	786	671
Deferred income tax assets (Note 8)	195	396
Other current assets (Note 21)	1,661	1,133

Current assets	5,945	5,388
Property, plant and mine development, net (Note 22)	18,010	15,881
Investments (Note 18)	1,446	1,472
Stockpiles and ore on leach pads (Note 20)	2,896	2,271
Deferred income tax assets (Note 8)	481	242
Other long-term assets (Note 21)	872	857

Total assets	$29,650	$26,111

LIABILITIES
Debt (Note 23)	$10	$689
Accounts payable	657	561
Employee-related benefits (Note 13)	339	307
Income and mining taxes	51	250
Other current liabilities (Note 24)	2,084	2,133

Current liabilities	3,141	3,940
Debt (Note 23)	6,288	3,624
Reclamation and remediation liabilities (Note 4)	1,457	1,169
Deferred income tax liabilities (Note 8)	858	784
Employee-related benefits (Note 13)	586	459
Other long-term liabilities (Note 24)	372	364

Total liabilities	12,702	10,340

Commitments and contingencies (Note 30)
EQUITY
Common stock — $1.60 par value; Authorized — 750 million shares Issued and outstanding — Common: 492 million and 490 million shares issued, less 277,000 and 273,000 treasury shares, respectively	787	784
Exchangeable: 56 million shares issued, less 51 million and 51 million redeemed shares, respectively
Additional paid-in capital	8,330	8,408
Accumulated other comprehensive income (Note 25)	490	652
Retained earnings	4,166	3,052

Newmont stockholders’ equity	13,773	12,896
Noncontrolling interests	3,175	2,875

Total equity	16,948	15,771

Total liabilities and equity	$29,650	$26,111

The accompanying notes are an integral part of these consolidated financial statements.

NEWMONT MINING CORPORATION

STATEMENTS OF CONSOLIDATED CHANGES IN EQUITY

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Noncontrolling Interests	Total Equity
	Shares	Amount
	(in millions)
Balance at December 31, 2009	491	$770	$8,158	$626	$1,149	$1,910	$12,613
Net income	—	—	—	—	2,277	839	3,116
Other comprehensive income	—	—	—	482	—	2	484
Dividends paid	—	—	—	—	(246)	(476)	(722)
Sale of noncontrolling interests	—	—	16	—	—	183	199
Acquisition of noncontrolling interests	—	—	—	—	—	(87)	(87)
Stock based awards and related share issuances	2	4	109	—	—	—	113
Shares issued in exchange for exchangeable shares	—	4	(4)	—	—	—	—

Balance at December 31, 2010	493	$778	$8,279	$1,108	$3,180	$2,371	$15,716
Net income	—	—	—	—	366	606	972
Other comprehensive income	—	—	—	(456)	—	—	(456)
Dividends paid	—	—	—	—	(494)	(102)	(596)
Stock based awards and related share issuances	2	3	132	—	—	—	135
Shares issued in exchange for exchangeable shares	—	3	(3)	—	—	—	—

Balance at December 31, 2011	495	$784	$8,408	$652	$3,052	$2,875	$15,771
Net income	—	—	—	—	1,809	309	2,118
Other comprehensive income	—	—	—	(162)	—	1	(161)
Dividends paid	—	—	—	—	(695)	—	(695)
Conversion premium on convertible notes	—	—	(172)	—	—	—	(172)
Acquisition of noncontrolling interests	—	—		—	—	(10)	(10)
Stock based awards and related share issuances	2	3	95	—	—	—	98
Shares issued in exchange for exchangeable shares	—	—	(1)	—	—	—	(1)

Balance at December 31, 2012	497	$787	$8,330	$490	$4,166	$3,175	$16,948

The accompanying notes are an integral part of these consolidated financial statements.

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions, except per share, per ounce and per pound amounts)

NOTE 1    THE COMPANY

Newmont Mining Corporation and its affiliates and subsidiaries (collectively, “Newmont” or the “Company”) predominantly operates in the mining industry, focused on the exploration for and production of gold and copper. The Company has significant assets in the United States, Australia, Peru, Indonesia, Ghana, New Zealand and Mexico. The cash flow and profitability of the Company’s operations are significantly affected by the market price of gold, and to a lesser extent, copper. The prices of gold and copper are affected by numerous factors beyond the Company’s control.

References to “A$” refers to Australian currency, “C$” to Canadian currency and “NZ$” to New Zealand currency.

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

The Company follows FASB Accounting Standards Codification (“ASC”) guidance for identification and reporting of entities over which control is achieved through means other than voting rights. The guidance defines such entities as Variable Interest Entities (“VIEs”). The Company has identified VIEs in connection with our interests in PT Newmont Nusa Tenggara (“PTNNT” or “Batu Hijau”) due to certain funding arrangements and shareholder commitments. The Company has financing arrangements with PT Pukuafu Indah (“PTPI”) and PT Indonesia Masbaga Investama (“PTIMI”), unrelated noncontrolling shareholders of PTNNT, whereby the Company agreed to advance certain funds to them in exchange for (i) a pledge of their combined 20% share of PTNNT, (ii) an assignment of dividends payable on the shares, net of withholding tax, (iii) a commitment from them to support the

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions, except per share, per ounce and per pound amounts)

application of our standards to the operation of Batu Hijau and (iv) as of September 16, 2011 in respect of PTPI only, powers of attorney to vote and sell PTNNT shares in support of the pledge, enforceable in an event of default as further security for the funding. The Company has determined itself to be the primary beneficiary of these entities, controls the operations of Batu Hijau and has the obligation to absorb losses and the right to receive benefits that are significant to PTNNT. Therefore, the Company consolidates PTNNT in its financial statements.

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

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions, except per share, per ounce and per pound amounts)

Stockpiles

Stockpiles represent ore that has been extracted from the mine and is available for further processing. Stockpiles are measured by estimating the number of tons added and removed from the stockpile, the number of contained ounces or pounds (based on assay data) and the estimated metallurgical recovery rates (based on the expected processing method). Stockpile ore tonnages are verified by periodic surveys. Costs are allocated to stockpiles based on current mining costs incurred including applicable overhead and amortization relating to mining operations, and removed at each stockpile’s average cost per recoverable unit.

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

Concentrate Inventory

Concentrate inventories represent copper and gold concentrate available for shipment or in transit for further processing when the sales process has not been completed. The Company values concentrate inventory at the average cost, including an allocable portion of support costs and amortization. Costs are added and removed to the concentrate inventory based on tons of concentrate and are valued at the lower of average cost or net realizable value.

Materials and Supplies

Materials and supplies are valued at the lower of average cost or net realizable value. Cost includes applicable taxes and freight.

Property, Plant and Mine Development

Facilities and equipment

Expenditures for new facilities or equipment and expenditures that extend the useful lives of existing facilities or equipment are capitalized and recorded at cost. The facilities and equipment are amortized using the straight-line method at rates sufficient to amortize such costs over the estimated productive lives of such facilities. These estimated productive lives do not exceed the related estimated mine lives, which are based on proven and probable reserves.

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

Drilling and related costs are capitalized for an ore body where proven and probable reserves exist and the activities are directed at obtaining additional information on the ore body or converting mineralized material to proven and probable reserves. All other drilling and related costs are expensed as incurred. Drilling costs incurred during the production phase for operational ore control are allocated to inventory costs and then included as a component of Costs applicable to sales.

The cost of removing overburden and waste materials to access the ore body at an open-pit mine prior to the production phase are referred to as “pre-stripping costs.” Pre-stripping costs are capitalized during the development of an open-pit mine. Where multiple open pits exist at a mining complex utilizing common processing facilities, pre-stripping costs are capitalized at each pit. The removal, production, and sale of de minimis saleable materials may occur during development and are recorded as Other income, net of incremental mining and processing costs.

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions, except per share, per ounce and per pound amounts)

The production phase of an open-pit mine commences when saleable minerals, beyond a de minimis amount, are produced. Stripping costs incurred during the production phase of a mine are variable production costs that are included as a component of inventory to be recognized in Costs applicable to sales in the same period as the revenue from the sale of inventory. The Company’s definition of a mine and the mine’s production phase may differ from that of other companies in the mining industry resulting in incomparable allocations of stripping costs to deferred mine development and production costs. Other mining companies may expense pre-stripping costs associated with subsequent pits within a mining complex. Other mining companies may capitalize stripping costs incurred in connection with the production phase.

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

Reclamation and Remediation Costs

Reclamation obligations are recognized when incurred and recorded as liabilities at fair value. The liability is accreted over time through periodic charges to earnings. In addition, the asset retirement cost is capitalized as part of the asset’s carrying value and amortized over the life of the related asset. Reclamation costs are periodically adjusted to reflect changes in the estimated present value resulting from the passage of time and revisions to the estimates of either the timing or amount of the reclamation costs. The estimated reclamation obligation is based on when spending for an existing disturbance is expected to occur. The Company reviews, on an annual basis, unless otherwise deemed necessary, the reclamation obligation at each mine site in accordance with ASC guidance for reclamation obligations.

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

Net Income per Common Share

Basic and diluted income per share are presented for Net income attributable to Newmont stockholders and for Income from continuing operations attributable to Newmont stockholders. Basic income per share is computed by dividing income available to common shareholders by the weighted-average number of outstanding common shares for the period, including the exchangeable shares (see Notes 12 and 23). Diluted income per share reflects the potential dilution that could occur if securities or other contracts that may require the issuance of common shares in the future were converted. Diluted income per share is computed by increasing the weighted-average number of outstanding common shares to include the additional common shares that would be outstanding after conversion and adjusting net income for changes that would result from the conversion. Only those securities or other contracts that result in a reduction in earnings per share are included in the calculation.

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

Comprehensive Income

In June 2011, the ASC guidance was issued related to comprehensive income. Under the updated guidance, an entity will have the option to present the total of comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In addition, the update required certain disclosure requirements when reporting other comprehensive income. The update does not change the items reported in other comprehensive income or when an item of other comprehensive income must be reclassified to income. The Company adopted the new guidance and its deferral and opted to present the total of comprehensive income in two separate but consecutive statements effective for its fiscal year beginning January 1, 2011. The early adoption had no impact on the Company’s consolidated financial position, results of operations or cash flows.

Recently Issued Accounting Pronouncements

Reporting of Amounts reclassified out of Accumulated Other Comprehensive Income

In February 2013, ASC guidance was issued related to items reclassified from Accumulated Other Comprehensive Income. The new standard requires either in a single note or parenthetically on the face of the financial statements:(i) the effect of significant amounts reclassified from each component of accumulated other comprehensive income based on its source and (ii) the income statement line items affected by the reclassification. The update is effective for the Company’s fiscal year beginning

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions, except per share, per ounce and per pound amounts)

January 1, 2013 with early adoption permitted. The Company does not expect the updated guidance to have a significant impact on the consolidated financial position, results of operations or cash flows.

Disclosures about Offsetting Assets and Liabilities

In November 2011, ASC guidance was issued related to disclosures about offsetting assets and liabilities. The new standard requires disclosures to allow investors to better compare financial statements prepared under U.S. GAAP with financial statements prepared under IFRS. The update is effective for the Company’s fiscal year beginning January 1, 2013, and interim periods within those annual periods. Retrospective application is required.

In January 2013, ASC guidance was issued to clarify that the disclosure requirements are limited to derivatives, repurchase agreements, and securities lending transactions to the extent that they are (i) offset in the financial statements or (ii) subject to an enforceable master netting arrangement or similar agreement. The Company does not expect the updated guidance to have an impact on the consolidated financial position, results of operations or cash flows.

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

	Sales	Costs Applicable to Sales	Amortization	Advanced Projects and Exploration	Pre-Tax Income	Total Assets	Capital Expenditures(1)
Year Ended December 31, 2012
Nevada	$2,851	$1,098	$230	$138	$1,372	$7,515	$677
La Herradura	354	132	21	41	157	438	89
Other North America	—	—	—	2	(182)	155	—

North America	3,205	1,230	251	181	1,347	8,108	766

Yanacocha	2,202	669	254	59	1,100	2,942	510
Conga	—	—	—	61	(83)	1,644	582
Other South America	—	—	—	69	(66)	25	19

South America	2,202	669	254	189	951	4,611	1,111

Boddington:
Gold	1,184	623	159
Copper	224	150	34

Total Boddington	1,408	773	193	8	364	4,678	141

Batu Hijau:
Gold	106	71	12
Copper	561	385	76

Total Batu Hijau	667	456	88	32	8	3,777	148

Other Australia/New Zealand	1,512	796	142	66	441	1,444	277
Other Asia Pacific	—	—	4	18	181	962	19

Asia Pacific	3,587	2,025	427	124	994	10,861	585

Ahafo	874	314	75	53	435	1,423	228
Akyem	—	—	—	19	(20)	995	388
Other Africa	—	—	—	12	(11)	7	—

Africa	874	314	75	84	404	2,425	616

Corporate and Other	—	—	25	126	(582)	3,645	74

Consolidated	$9,868	$4,238	$1,032	$704	$3,114	$29,650	$3,152

(1)	Accrual basis includes a decrease in accrued capital expenditures of $58; consolidated capital expenditures on a cash basis were $3,210.

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions, except per share, per ounce and per pound amounts)

	Sales	Costs Applicable to Sales	Amortization	Advanced Projects and Exploration	Pre-Tax Income	Total Assets	Capital Expenditures(1)
Year Ended December 31, 2011
Nevada	$2,700	$1,039	$277	$132	$1,213	$6,957	$559
La Herradura	331	110	20	18	190	329	81
Other North America	—	—	14	197	(2,264)	192	101

North America	3,031	1,149	311	347	(861)	7,478	741

Yanacocha	2,003	711	234	39	988	2,712	360
Conga	—	—	—	27	(28)	1,086	739
Other South America	—	—	—	45	(47)	31	—

South America	2,003	711	234	111	913	3,829	1,099

Boddington
Gold	1,056	470	122
Copper	210	118	28

Total Boddington	1,266	588	150	11	506	4,629	217

Batu Hijau:
Gold	524	164	35
Copper	1,052	332	71

Total Batu Hijau	1,576	496	106	8	890	3,582	196

Other Australia/New Zealand	1,613	681	135	51	730	1,257	294
Other Asia Pacific	—	—	3	18	(66)	630	18

Asia Pacific	4,455	1,765	394	88	2,060	10,098	725

Ahafo	869	265	76	40	465	1,146	116
Akyem	—	—	—	9	(10)	552	248
Other Africa	—	—	—	7	(11)	—	—

Africa	869	265	76	56	444	1,698	364

Corporate and Other	—	—	21	121	(746)	3,008	35

Consolidated	$10,358	$3,890	$1,036	$723	$1,810	$26,111	$2,964

(1)	Accrual basis includes an increase in accrued capital expenditures of $177; consolidated capital expenditures on a cash basis were $2,787.

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions, except per share, per ounce and per pound amounts)

	Sales	Costs Applicable to Sales	Amortization	Advanced Projects and Exploration	Pre-Tax Income	Total Assets	Capital Expenditures(1)
Year Ended December 31, 2010
Nevada	$2,111	$974	$271	$85	$738	$3,387	$298
La Herradura	217	73	19	6	118	216	41
Other North America	—	—	14	99	(112)	2,264	115

North America	2,328	1,047	304	190	744	5,867	454

Yanacocha	1,778	630	162	24	893	2,682	167
Conga	—	—	—	10	(11)	262	134
Other South America	—	—	1	28	(23)	30	—

South America	1,778	630	163	62	859	2,974	301

Boddington
Gold	834	400	113
Copper	162	93	25

Total Boddington	996	493	138	6	304	4,323	146

Batu Hijau:
Gold	776	155	42
Copper	1,686	337	90

Total Batu Hijau	2,462	492	132	3	1,736	3,398	67

Other Australia/New Zealand	1,321	585	108	31	575	1,025	176
Other Asia Pacific	—	—	2	19	(14)	535	17

Asia Pacific	4,779	1,570	380	59	2,601	9,281	406

Ahafo	655	237	78	24	298	1,051	109
Akyem	—	—	—	9	(9)	295	70
Other Africa	—	—	—	-	(1)	—	—

Africa	655	237	78	33	288	1,346	179

Corporate and Other	—	—	20	90	(495)	6,195	34

Consolidated	$9,540	$3,484	$945	$434	$3,997	$25,663	$1,374

(1)	Accrual basis includes a decrease in accrued capital expenditures of $28; consolidated capital expenditures on a cash basis were $1,402.

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions, except per share, per ounce and per pound amounts)

Revenues from export and domestic sales were as follows:

	Years Ended December 31,
	2012	2011	2010
Europe	$7,590	$7,392	$6,209
Japan	758	750	1,544
Korea	331	712	760
Indonesia	67	531	372
Mexico	354	331	217
Philippines	225	287	128
Australia	217	182	110
Other	326	173	200

	$9,868	$10,358	$9,540

As gold can be sold through numerous gold market traders worldwide, the Company is not economically dependent on a limited number of customers for the sale of its product. In 2012, 2011 and 2010, sales to Bank of Nova Scotia were $802 (9%), $1,143 (13%) and $2,435 (32%), respectively, of total gold sales. In 2012 and 2011 sales to Royal Bank of Scotland were $1,449 (16%) and $2,048 (23%) of total gold sales, respectively. Additionally, in 2012, the Company had sales to Barclays that totaled $1,022 (11%) of total gold sales.

Long-lived assets, excluding deferred tax assets, investments and restricted cash, were as follows:

	At December 31,
	2012	2011
United States	$7,252	$6,643
Australia	5,510	5,359
Peru	3,592	2,654
Indonesia	2,719	2,421
Ghana	2,189	1,535
Other	426	349

	$21,688	$18,961

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

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions, except per share, per ounce and per pound amounts)

The Company’s reclamation and remediation expenses consisted of:

	Years Ended December 31,
	2012	2011	2010
Reclamation	$32	$61	$13
Accretion — operating	55	50	44
Accretion — non-operating	9	9	8

	$96	$120	$65

Reclamation expense decreased in 2012, primarily due to a final agreement on remediation requirements for the Midnite Mine site and land purchases around the Mt Leyshon mine in 2011 that did not occur in 2012.

At December 31, 2012 and 2011, $1,341 and $1,070, respectively, were accrued for reclamation obligations relating to mineral properties. In addition, the Company is involved in several matters concerning environmental obligations associated with former, primarily historic, mining activities. Generally, these matters concern developing and implementing remediation plans at the various sites involved. At December 31, 2012 and 2011, $198 and $170, respectively, were accrued for such obligations. These amounts are also included in Reclamation and remediation liabilities.

The following is a reconciliation of Reclamation and remediation liabilities:

Balance January 1, 2011	$1,048
Additions, changes in estimates and other	176
Liabilities settled	(43)
Accretion expense	59

Balance December 31, 2011	1,240
Additions, changes in estimates and other	308
Liabilities settled	(73)
Accretion expense	64

Balance December 31, 2012	$1,539

Additions to the reclamation liability in 2012 of $308 include $245 for currently or recently producing properties due mainly to increased water treatment costs at Yanacocha and $63 for historic mining operations primarily related to additional water management costs and assuming the United States government liability for Dawn with the receipt of $42 in a trust fund.

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

The current portion of Reclamation and remediation liabilities of $82 and $71 at December 31, 2012 and 2011, respectively, are included in Other current liabilities (see Note 24).

Included in Other long-term assets at December 31, 2012 and 2011 is $12 and $11, respectively, of restricted cash that is legally restricted for purposes of settling asset retirement obligations related to

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions, except per share, per ounce and per pound amounts)

the Con mine in Yellowknife, NWT, Canada. In addition, included in Other long-term assets at December 31, 2012 is $42 in a trust fund related to the Black Cloud Mine (Dawn Mining) in Washington State.

Included in Investments at December 31, 2012 and 2011 are $14 and $11 of long-term marketable debt securities, respectively, and $2 and $4 long-term marketable equity securities, respectively, which are legally pledged for purposes of settling asset retirement obligations related to the San Jose Reservoir in Yanacocha.

NOTE 5    WRITE-DOWN OF PROPERTY, PLANT AND MINE DEVELOPMENT

	Years Ended December 31,
	2012	2011	2010
Other North America	$25	$—	$—
Conga	17	—	—
Batu Hijau	5	1	1
Other Australia/New Zealand	5	—	1
Hope Bay	—	2,080	—
Nevada	—	2	4
Yanacocha	—	1	—

	$52	$2,084	$6

Write-down of property, plant and mine development totaled $52, $2,084 and $6 in 2012, 2011 and 2010, respectively. The 2012 write-down was primarily due to an impairment of the FALC JV diamond project as well as write-downs of non-essential surface equipment at Conga. The 2011 write-down was primarily due to an impairment related to the Hope Bay project after evaluating existing development options and economic feasibility for the project compared with other projects and development opportunities within the Company’s wider project pipeline. The amount of the Hope Bay write-down was recorded in 2011 at fair value based on the estimated recoverable value, net of transportation and selling costs utilizing the liquidation model.

NOTE 6    OTHER EXPENSE, NET

	Years Ended December 31,
	2012	2011	2010
Hope Bay care and maintenance	$144	$17	$—
Community development	95	67	111
Regional administration	88	78	64
Restructuring and other	58	—	—
Western Australia power plant	13	15	15
Acquisition costs	12	22	—
World Gold Council dues	11	7	13
Indonesian value added tax settlement	—	21	10
Other	28	38	48

	$449	$265	$261

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions, except per share, per ounce and per pound amounts)

NOTE 7    OTHER INCOME, NET

	Years Ended December 31,
	2012	2011	2010
Gain on asset sales, net	$105	$17	$48
Development projects, net	66	42	18
Reduction of allowance for loan receivable	49	—	—
Canadian Oil Sands dividends	42	34	55
Refinery income, net	27	27	14
Interest	12	11	11
Gain on sale of investments, net	2	64	16
Derivative ineffectiveness, net	2	(17)	(2)
Foreign currency exchange, net	(5)	(4)	(64)
Impairment of marketable securities	(47)	(180)	(1)
Other	25	18	14

	$278	$12	$109

NOTE 8    INCOME AND MINING TAXES

The Company’s Income and mining tax expense consisted of:

	Years Ended December 31,
	2012	2011	2010
Current:
United States	$(210)	$(346)	$(214)
Foreign	(644)	(1,038)	(1,022)

	(854)	(1,384)	(1,236)

Deferred:
United States	107	185	518
Foreign	(122)	486	(138)

	(15)	671	380

	$(869)	$(713)	$(856)

The Company’s Income before income and mining tax and other items consisted of:

	Years Ended December 31,
	2012	2011	2010
United States	$1,036	$878	$737
Foreign	2,078	932	3,260

	$3,114	$1,810	$3,997

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions, except per share, per ounce and per pound amounts)

The Company’s income and mining tax expense differed from the amounts computed by applying the United States statutory corporate income tax rate for the following reasons:

	Years Ended December 31,
	2012	2011	2010
Income before income and mining tax and other items	$3,114	$1,810	$3,997
United States statutory corporate income tax rate	35%	35%	35%

Income tax expense computed at United States statutory corporate income tax rate	(1,090)	(634)	(1,399)
Reconciling items:
Tax benefit generated on change in form of a non-U.S. subsidiary	694	65	440
Percentage depletion	267	172	151
Change in valuation allowance on deferred tax assets	(716)	(263)	18
Mining taxes, net	(77)	(42)	(33)
Other	53	(11)	(33)

Income and mining tax expense	$(869)	$(713)	$(856)

Factors that Significantly Impact Effective Tax Rate

In 2012, the Company made an election to convert a non-U.S. subsidiary to a partnership or flow-through entity for U.S. federal income tax purposes. As a result of this election, the Company recognized a capital loss equal to the difference between the Company’s tax basis in the non-U.S. subsidiary and the fair market value of the assets held by the non-U.S. subsidiary. The Company recognized a current U.S. federal income tax benefit for that portion of the capital loss that was used to offset other non-related 2012 capital gains and that will be used to absorb 2010 and 2011 net capital gains for which the Company will submit a carry-back refund claim. The Company recorded a $635 deferred tax asset for the remaining capital loss which will be carried forward to future years. As discussed below, the Company also recorded a related valuation allowance of $635 due to its analysis of the future realization of this deferred tax asset under a more likely than not standard.

In 2010 and 2011, the Company converted certain non-U.S. entities to U.S. entities for U.S. income tax purposes. As a result of the elections, the subsidiaries are treated as flow-through entities for U.S. federal income tax purposes. The restructurings in 2011 and 2010 resulted in the recording of a deferred tax asset, calculated as the difference between fair market valuations of the subsidiaries compared to the underlying financial statement basis in the assets.

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

The Company reviews the measurement of its deferred tax assets at each balance sheet date. All available evidence, both positive and negative, is considered in determining whether, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax asset will not be realized. Valuation allowance totaled $1,626 at December 31, 2012, and $977 at December 31, 2011, and covered all of the Company’s capital loss carryforward balances, and a portion of the

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions, except per share, per ounce and per pound amounts)

Company’s non-U.S. net operating losses. The Company’s valuation allowance increased overall by $649 during 2012. This net increase consists of $635 for the U.S. capital loss carryover generated on the election to convert a non-U.S. subsidiary to a partnership for U.S. federal income tax purposes, $81 for current year losses generated in Canada and $20 for unrealized losses in discontinued operations, offset by a net $87 of valuation allowance released and recorded directly to equity and/or other comprehensive income.

In the fourth quarter of 2010, the Company reclassified certain income based state and provincial taxes from Costs applicable to sales to Income and mining tax expense. Tax expense increased due to the inclusion of such taxes as Income and mining tax expense. The reclassification resulted in $77, $42 and $33 (net of federal benefit) increase to income and mining taxes for 2012, 2011 and 2010, respectively.

Components of the Company’s deferred income tax assets (liabilities) are as follows:

	At December 31,
	2012	2011
Deferred income tax assets:
Property, plant and mine development	$621	$689
Reclamation and remediation	306	226
Net operating losses, capital losses and tax credits	2,012	1,054
Investment in partnerships	281	203
Employee-related benefits	280	15
Derivative instruments and unrealized loss on investments	145	308
Other	148	8

	3,793	2,503
Valuation allowances	(1,626)	(977)

	2,167	1,526

Deferred income tax liabilities:
Property, plant and mine development	(1,724)	(1,362)
Net undistributed earnings of subsidiaries	(301)	(198)
Derivative instruments and unrealized gain on investments	(217)	(69)
Other	(170)	(93)

	(2,412)	(1,722)

Net deferred income tax assets (liabilities)	$(245)	$(196)

Net deferred income tax assets and liabilities consist of:

	At December 31,
	2012	2011
Current deferred income tax assets	$196	$396
Long-term deferred income tax assets	480	242
Current deferred income tax liabilities	(63)	(50)
Long-term deferred income tax liabilities	(858)	(784)

	$(245)	$(196)

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions, except per share, per ounce and per pound amounts)

In connection with the preparation of the Company’s consolidated financial statements for the year ended December 31, 2012, the Company determined a change in the presentation of certain deferred tax liabilities was necessary to conform to the guidance outlined in ASC 740. This guidance states that all current deferred tax assets and current deferred tax liabilities should be offset and reported as a single amount and all non-current deferred tax assets and non-current deferred tax liabilities should be offset and reported as a single amount for each tax-paying component of the Company and within a particular tax jurisdiction. The revised change in presentation to appropriately net these balances for 2011 is detailed below and relates primarily to the acquisition of the Fronteer group of companies in 2011.

	At December 31, 2011
	As Previously Reported	Adjustment	Revised
	(in millions)
ASSETS
Deferred income tax assets	1,605	(1,363)	242

Total assets	$27,474	$(1,363)	$26,111

LIABILITIES
Deferred income tax liabilities	$2,147	$(1,363)	$784

Total liabilities	11,703	(1,363)	10,340

Total liabilities and equity	$27,474	$(1,363)	$26,111

Company’s Unrecognized Tax Benefits

At December 31, 2012, 2011 and 2010, the Company had $399, $336 and $116 of total gross unrecognized tax benefits, respectively. A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows:

	2012	2011	2010
Total amount of gross unrecognized tax benefits at beginning of year	$336	$116	$130
Additions for tax positions of prior years	89	160	3
Additions for tax positions of current year	—	64	—
Reductions due to settlements with taxing authorities	(5)	—	(9)
Reductions due to lapse of statute of limitations	(21)	(4)	(8)

Total amount of gross unrecognized tax benefits at end of year	$399	$336	$116

At December 31, 2012, 2011 and 2010, $120, $137 and $45, respectively, represent the amount of unrecognized tax benefits that, if recognized, would impact the Company’s effective income tax rate.

The Company operates in numerous countries around the world and is subject to, and pays annual income taxes under, the various income tax regimes in the countries in which it operates. Some of these tax regimes are defined by contractual agreements with the local government, and others are defined by the general corporate income tax laws of the country. The Company has historically filed, and continues to file, all required income tax returns and paid the taxes reasonably determined to be due. The tax rules and regulations in many countries are highly complex and subject to interpretation.

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

In 2010 and 2012, PTNNT, the Company’s partially owned subsidiary in Indonesia, received income tax assessment letters for 2008 and 2010 for additional amounts of $119 and $22, respectively. The Company has since paid the 2008 and 2010 amounts in full, including penalties. PTNNT is vigorously defending its positions through all available processes. PTNNT believes it is more likely than not that it will prevail based on prior experience and has recorded a corresponding current receivable of $119 and long term receivable of $22.

In 2011, the U.S. Internal Revenue Service issued a Technical Advice Memorandum (“TAM”) to the Company regarding the U.S. income tax treatment of the Price Capped Forward Sales Contracts settled in cash in 2007. The TAM provides guidance which is unfavorable to the Company. The Company is vigorously defending its positions through all processes available to it and believes it should prevail.

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. Federal, state and local, and non-U.S. income tax examinations by tax authorities for years before 2005. As a result of (i) statute of limitations that will begin to expire within the next 12 months in various jurisdictions, and (ii) possible settlements of audit-related issues with taxing authorities in various jurisdictions with respect to which none of the issues are individually significant, the Company believes that it is reasonably possible that the total amount of its net unrecognized income tax benefits will decrease between $15 to $20 in the next 12 months.

The Company’s continuing practice is to recognize interest and/or penalties related to unrecognized tax benefits as part of its income and mining tax expense. At December 31, 2012 and 2011, the total amount of accrued income-tax-related interest and penalties included in the Consolidated Balance Sheets was $14 and $11, respectively. During 2012, the Company recorded through the Statements of Consolidated Income an additional $4 of interest and penalties. During 2011, the Company released through the Statements of Consolidated Income an additional $1 of interest and penalties. During 2010, the Company accrued through the Statements of Consolidated Income an additional $1 of interest and penalties.

Tax Loss Carryforwards, Foreign Tax Credits, and AMT Credits

At December 31, 2012 and 2011, the Company had (i) $741 and $739 of net operating loss carry forwards, respectively; and (ii) $405 and $259 of tax credit carry forwards, respectively. At December 31, 2012 and 2011, $281 and $315, respectively, of net operating loss carry forwards are attributable to operations in Australia, Ghana and France for which current tax law provides no expiration period. The remaining net operating loss carryforwards expire at various dates through 2032. Valuation allowances have been recorded on net operating loss carryforwards where the Company believes based on the available evidence it is more likely than not that the net operating losses will not be realized.

Tax credit carry forwards for 2012 and 2011 of $249 and $155 consist of foreign tax credits available in the United States; substantially all such credits not utilized will expire at the end of 2022. Other credit carry forwards at the end of 2012 and 2011 in the amounts of $156 and $104, respectively, represent alternative minimum tax credits attributable to the Company’s U.S. operations for which the current tax law provides no period of expiration.

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

Other

Newmont intends to indefinitely reinvest earnings from certain foreign operations. Accordingly, non-U.S. income and withholding taxes for which deferred taxes might otherwise be required have not been provided on a cumulative amount of temporary differences. For this purpose, any difference between the tax basis in the stock of a consolidated subsidiary and the amount of the subsidiary’s net equity determined for financial reporting purposes related to investments in foreign subsidiaries is immaterial to the Company. The Company does not anticipate the need to repatriate funds to satisfy liquidity needs arising in the ordinary course of business, including liquidity needs associated with any debt service requirements.

NOTE 9     EQUITY INCOME (LOSS) OF AFFILIATES

	Years Ended December 31,
	2012	2011	2010
Minera La Zanja S.R.L.	$18	$52	$10
Euronimba Ltd.	(69)	(41)	(10)
AGR Matthey Joint Venture	—	—	3

	$(51)	$11	$3

Minera La Zanja S.R.L.

Newmont holds a 46.94% interest in Minera La Zanja, S.R.L. (“La Zanja”), a gold project near the city of Cajamarca, Peru. The remaining interest is held by Compañia de Minas Buenaventura, S.A.A. (“Buenaventura”). The mine commenced operations in September 2011 and is operated by Buenaventura. Newmont received dividends of $19 during 2012 from its interest in La Zanja.

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

For the years ended 2012, 2011 and 2010 the Company recorded charges of $76, $136 and $28, net of tax benefits of $4, $7 and $12, respectively.

Net cash used in discontinued operations was $16, $7 and $13 for the year ended 2012, 2011 and 2010, respectively. Discontinued operations in 2012 and 2011 relate to payments on the Holt property royalty. The 2010 amounts related to the Kori Kollo operation in Bolivia which was sold in 2009.

NOTE 11    NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS

	Years Ended December 31,
	2012	2011	2010
Yanacocha	$305	$326	$292
Batu Hijau	(2)	287	549
Other	6	(7)	(2)

	$309	$606	$839

Newmont has a 51.35% ownership interest in Yanacocha, with the remaining interests held by Buenaventura (43.65%) and the International Finance Corporation (5%).

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

In March 2010, the Company (through Nusa Tenggara Partnership B.V. (“NTPBV”)) completed the sale and transfer of shares for a 7% interest in PTNNT to PT Multi Daerah Bersaing (“PTMDB”) in compliance with divestiture obligations under the Contract of Work, reducing NTPBV’s ownership interest to 56% from 63%. In 2009, the Company (through NTPBV) completed the sale and transfer of shares for a 17% interest in PTNNT to PTMDB in compliance with divestiture obligations under the Contract of Work, reducing NTPBV’s ownership interest to 63% from 80%. The 2010 and 2009 share transfers resulted in gains of approximately $16 (after tax of $33) and $63 (after tax of $115), respectively, that were recorded as Additional paid-in capital. For information on the Batu Hijau Contract of Work and divestiture requirements, see the discussion in Note 30 to the Consolidated Financial Statements.

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions, except per share, per ounce and per pound amounts)

At December 31, 2012, Newmont had a 48.50% effective economic interest in PTNNT. Based on ASC guidance for variable interest entities, Newmont continues to consolidate PTNNT in its Consolidated Financial Statements.

NOTE 12    NEWMONT EQUITY AND INCOME PER SHARE

Newmont Common Stock

In September 2012, Newmont filed a shelf registration statement on Form S-3 under which it can issue an indeterminate number or amount of common stock, preferred stock, debt securities, guarantees of debt securities and warrants from time to time at indeterminate prices. It also included the resale of an indeterminate amount of common stock, preferred stock and debt securities from time to time upon exercise of warrants or conversion of convertible securities.

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

Exchangeable Shares

In connection with the acquisition of Franco-Nevada Corporation (“Franco”) in February 2002, certain holders of Franco common stock received 0.8 of an exchangeable share of Newmont Mining Corporation of Canada Limited (formerly Franco) for each share of common stock held. These exchangeable shares are convertible, at the option of the holder, into shares of Newmont common stock on a one-for-one basis, and entitle holders to dividends and other rights economically equivalent to holders of Newmont common stock. On December 15, 2011, as a result of a plan of arrangement, holders of exchangeable shares received, at their election, for each existing exchangeable share, one new exchangeable share of Newmont Mining Corporation of Canada Limited or one share of Newmont common stock. In connection with the plan of arrangement, 1.6 million shares were converted from exchangeable shares to Newmont common stock and 4.9 million new exchangeable shares were issued. At December 31, 2012, 2011 and 2010, the value of the remaining exchangeable shares was included in Additional paid-in capital and outstanding shares.

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

	Years Ended December 31,
	2012	2011	2010
Net income (loss) attributable to Newmont stockholders:
Continuing operations	$1,885	$502	$2,305
Discontinued operations	(76)	(136)	(28)

	$1,809	$366	$2,277

Weighted average common shares (millions):
Basic	496	494	492
Effect of employee stock based awards	—	2	2
Effect of convertible notes	3	8	6

Diluted	499	504	500

Net income attributable to Newmont stockholders per common share
Basic:
Continuing operations	$3.80	$1.02	$4.69
Discontinued operations	(0.15)	(0.28)	(0.06)

	$3.65	$0.74	$4.63

Diluted:
Continuing operations	$3.78	$1.00	$4.61
Discontinued operations	(0.15)	(0.27)	(0.06)

	$3.63	$0.73	$4.55

Options to purchase 2 million shares of common stock at average exercise prices ranging from $57 to $58 were excluded from the computation of diluted weighted average common shares because their exercise prices exceeded the average price of the Company’s common stock for each year in the three year period ended December 31, 2012.

In July 2007, Newmont issued $1,150 of Convertible Senior Notes that, if converted in the future, may have a dilutive effect on the Company’s weighted average number of common shares. The notes issued in 2007 are convertible, at the holder’s option, equivalent to a conversion price of $44.78 (25,678,470 shares of common stock) per share of common stock. Under the convertible note indenture, Newmont is required to settle the principal amount of the Convertible Senior Notes in cash and may elect to settle the remaining conversion obligation (Newmont average share price in excess of the conversion price), if any, in cash, shares or a combination thereof. The effect of contingently

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions, except per share, per ounce and per pound amounts)

convertible instruments on diluted earnings per share is calculated under the net share settlement method in accordance with ASC guidance. The average price of the Company’s common stock for the year ended December 31, 2012, 2011 and 2010 exceeded the conversion price for the notes issued in 2007 and therefore, 3, 8 and 6 million additional shares, respectively, were included in the computation of diluted weighted average common shares for the year ended December 31, 2012, 2011 and 2010, respectively.

In connection with the 2007 Convertible Senior Notes offering, the Company entered into Call Spread Transactions which included the purchase of call options and the sale of warrants. As a result of the Call Spread Transactions, the conversion price of $44.78 was effectively increased to $58.41. Should the warrant transactions become dilutive to the Company’s earnings per share (Newmont’s average share price exceeds $58.41) the effect of the warrant transactions on diluted earnings per share will be calculated in accordance with the net share settlement method.

In February 2012, the holders of the Company’s 2012 Convertible Senior Notes exercised their election to convert the notes. The Company elected to pay the $172 conversion premium with cash, and as a result no common shares were issued.

The Net income attributable to Newmont stockholders and transfers with noncontrolling interests was:

	Years Ended December 31,
	2012	2011	2010
Net income attributable to Newmont stockholders	$1,809	$366	$2,277
Transfers from the noncontrolling interests:
Increase in Additional paid-in capital from sale of PTNNT shares, net of tax of nil, nil, and $33, respectively	—	—	16

Net income attributable to Newmont stockholders and transfers from noncontrolling interests	$1,809	$366	$2,293

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions, except per share, per ounce and per pound amounts)

NOTE 13     EMPLOYEE-RELATED BENEFITS

	At December 31,
	2012	2011
Current:
Accrued payroll and withholding taxes	$256	$204
Peruvian workers’ participation	45	42
Employee pension benefits	9	5
Other post-retirement plans	2	3
Accrued severance	3	3
Other employee-related payables	24	50

	$339	$307

	At December 31,
	2012	2011
Long-term:
Employee pension benefits	$297	$227
Other post-retirement benefit plans	130	104
Accrued severance	113	96
Peruvian workers’ participation	20	17
Other employee-related payables	26	15

	$586	$459

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

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions, except per share, per ounce and per pound amounts)

The following tables provide a reconciliation of changes in the plans’ benefit obligations and assets’ fair values for 2012 and 2011:

	Pension Benefits		Other Benefits
	2012	2011	2012	2011
Change in Benefit Obligation:
Benefit obligation at beginning of year	$772	$681	$107	$95
Service cost	30	25	3	2
Interest cost	41	39	6	5
Actuarial loss	136	66	18	7
Foreign currency exchange gain	(3)	—	—	—
Settlement payments	—	(14)	—	—
Benefits paid	(32)	(25)	(2)	(2)

Projected benefit obligation at end of year	$944	$772	N/A	N/A

Accumulated Benefit Obligation	$780	$554	$132	$107

Change in Fair Value of Assets:
Fair value of assets at beginning of year	$540	$559	$—	$—
Actual return on plan assets	81	(7)	—	—
Employer contributions	49	27	2	2
Settlement payments	—	(14)	—	—
Benefits paid	(32)	(25)	(2)	(2)

Fair value of assets at end of year	$638	$540	$—	$—

Unfunded status, net	$306	$232	$132	$107

The Company’s qualified pension plans are funded with cash contributions in compliance with Internal Revenue Service (“IRS”) rules and regulations. The Company’s non-qualified and other benefit plans are currently not funded, but exist as general corporate obligations. The information contained in the above tables presents the combined funded status of qualified and non-qualified plans. The Company intends to contribute $80 to its retirement benefit programs in 2013.

The following table provides the net pension and other benefits amounts recognized in the Consolidated Balance Sheets at December 31:

	Pension Benefits		Other Benefits
	2012	2011	2012	2011
Accrued employee benefit liability	$306	$232	$132	$107

Accumulated other comprehensive income (loss):
Net actuarial gain (loss)	$(413)	$(349)	$(12)	$6
Prior service credit (cost)	(6)	(7)	4	4

	(419)	(356)	(8)	10
Less: Income taxes	147	125	4	(4)

	$(272)	$(231)	$(4)	$6

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions, except per share, per ounce and per pound amounts)

The following table provides components of the net periodic pension and other benefits costs for the years ended December 31:

	Pension Benefit Costs			Other Benefit Costs
	2012	2011	2010	2012	2011	2010
Service cost	$30	$25	$21	$3	$2	$2
Interest cost	41	39	36	6	5	6
Expected return on plan assets	(44)	(42)	(32)	—	—	—
Amortization, net	33	26	17	(1)	(1)	(1)

	$60	$48	$42	$8	$6	$7

The following table provides the components recognized in Other comprehensive income (loss) for the years ended December 31:

	Pension Benefits			Other Benefits
	2012	2011	2010	2012	2011	2010
Net gain (loss)	$(96)	$(111)	$(41)	$(17)	$(6)	$5
Amortization, net	33	26	17	(1)	(1)	(1)

Total recognized in Other comprehensive income (loss)	$(63)	$(85)	$(24)	$(18)	$(7)	$4

Total recognized in net periodic benefit cost and Other comprehensive income (loss)	$(123)	$(133)	$(66)	$(26)	$(13)	$(3)

The expected recognition of amounts in Accumulated other comprehensive income is $33 and $1 for net actuarial loss and prior service cost for pension benefits in 2013, respectively, and $nil and $1 for net actuarial gain and prior service credit for other benefits in 2013, respectively.

Significant assumptions were as follows:

	Pension Benefits		Other Benefits
	At December 31,		At December 31,
	2012	2011	2012	2011
Weighted-average assumptions used in measuring the Company’s benefit obligation:
Discount rate	4.30%	5.35%	4.30%	5.35%
Rate of compensation increase	5.00%	5.00%	5.00%	5.00%

	Pension Benefits			Other Benefits
	Years Ended December 31,			Years Ended December 31,
	2012	2011	2010	2012	2011	2010
Weighted-average assumptions used in measuring the net periodic pension benefit cost:
Discount long-term rate	5.35%	5.75%	6.10%	5.35%	5.75%	6.10%
Expected return on plan assets	7.75%	8.00%	8.00%	N/A	N/A	N/A
Rate of compensation increase	5.00%	5.00%	5.00%	5.00%	5.00%	5.00%

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions, except per share, per ounce and per pound amounts)

Yield curves matching our benefit obligations were derived using a model based on high quality corporate bond data from Bloomberg. The model develops a discount rate by selecting a portfolio of high quality corporate bonds whose projected cash flows match the projected benefit payments of the plan. The resulting curves were used to identify a discount rate for the Company of 4.30% and 5.35% at December 31, 2012 and 2011, respectively, based on the timing of future benefit payments. The expected long-term return on plan assets used for each period in the three years ended December 2012 was made based on an analysis of the asset returns over multiple time horizons for the Company’s actual plan and for other comparable U.S. corporations. At December 31, 2012, Newmont has estimated the expected long term return on plan assets to be 7.75% in calculating its benefit obligation, which will be used in determining future net periodic benefit cost. Determination of the long-term return on plan assets is a result of considering the most recent capital market forecasts and the plans’ current allocation as well as the actual return on plan assets as compared to the expected return on assets over the last 5 years. The average actual return on plan assets during the 24 years ended December 31, 2012 approximated 9%.

The pension plans employ several independent investment firms which invest the assets of the plans in certain approved funds that correspond to specific asset classes with associated target allocations. The goal of the pension fund investment program is to achieve prudent actuarial funding ratios while maintaining acceptable risk levels. The investment performance of the plans and that of the individual investment firms is measured against recognized market indices. The performance of the pension funds are monitored by an investment committee comprised of members of the Company’s management, which is advised by an independent investment consultant. With the exception of global capital market economic risks, the Company has identified no significant portfolio risks associated to asset classes. The following is a summary of the target asset allocations for 2012 and the actual asset allocation at December 31, 2012.

Asset Allocation	Target	Actual at December 31, 2012
U.S. equity investments	25%	25%
International equity investments	27%	27%
Fixed income investments	40%	40%
Other	8%	8%

The following table sets forth the Company’s pension plan assets measured at fair value by level within the fair value hierarchy. Assets are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Fair Value at December 31, 2012
	Level 1	Level 2	Level 3	Total
Plan Assets:
Cash and cash equivalents	$2	$—	$—	$2
Commingled funds	—	636	—	636

	$2	$636	$—	$638

	Fair Value at December 31, 2011
	Level 1	Level 2	Level 3	Total
Plan Assets:
Cash and cash equivalents	$1	$—	$—	$1
Commingled funds	—	539	—	539

	$1	$539	$—	$540

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

The pension plans’ commingled fund investments are classified within Level 2. The funds are managed by several fund managers and are valued at the net asset value per share for each fund. Although the majority of underlying assets in the funds consist of actively traded equity securities and bonds, the unit of account is considered to be at the fund level, and therefore, the investments are classified as Level 2. At December 31, 2012, the underlying assets of the commingled funds consist of U.S. equity investments (25%), international equity investments (27%), fixed income investments (40%), and other investments (8%).

The assumed health care cost trend rate to measure the expected cost of benefits was 7.70% for 2013, 6.90% for 2014, 6.40% for 2015, 5.90% for 2016, 5.50% for 2017 and approximately 5.00% for each year thereafter. Assumed health care cost trend rates have a significant effect on amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	One-percentage-point Increase	One-percentage-point Decrease
Effect on total of service and interest cost components of net periodic post-retirement health care benefit cost	$2	$(1)
Effect on the health care component of the accumulated post-retirement benefit obligation	$22	$(17)

Cash Flows

Benefit payments expected to be paid to pension plans are as follows: $29 in 2013, $35 in 2014, $44 in 2015, $39 in 2016, $46 in 2017, and $291 in total over the five years from 2018 through 2021. Benefit payments made to other benefit plan participants are expected to be as follows: $4 in 2013, $5 in 2014, $5 in 2015, $6 in 2016, $6 in 2017, and $38 in total over the five years from 2018 through 2021.

Savings Plans

The Company has two qualified defined contribution savings plans, one that covers salaried and non-union hourly employees and one that covers substantially all hourly union employees. In addition, the Company has one non-qualified supplemental savings plan for salaried employees whose benefits under the qualified plan are limited by federal regulations. When an employee meets eligibility requirements, the Company matches 100% of employee contributions of up to 6% of base salary for the salaried and hourly union plans. The Company makes a contribution between 5.0% and 7.5% (based on continuous years of service) to each non-union hourly employee’s retirement contribution account at its sole discretion. Matching contributions are made with Newmont stock; however, no holding restrictions are placed on such contributions, which totaled $20 in 2012, $17 in 2011, and $15 in 2010.

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions, except per share, per ounce and per pound amounts)

NOTE 14    STOCK BASED COMPENSATION

The Company has stock incentive plans for executives and eligible employees. Stock incentive awards include restricted stock units, performance leveraged stock units, financial performance stock bonuses, and strategic stock units. Prior to 2012, the Company also granted options to purchase shares of stock with exercise prices not less than fair market value of the underlying stock at the date of grant. At December 31, 2012, 7,842,793 shares were available for future stock incentive plan awards.

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

	2012	2011	2010	2009	2008
Weighted-average risk-free interest rate	N/A	2.0%	2.5%	2.0%	3.1%
Dividend yield	N/A	1.4%	0.7%	1.0%	1.0%
Expected life in years	N/A	6	5	5	5
Volatility	N/A	37%	38%	36%	30%

The following table summarizes annual activity for all stock options for each of the three years ended December 31:

	2012		2011		2010
	Number of Shares	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price
Outstanding at beginning of year	5,481,341	$48.40	5,414,205	$45.36	6,142,073	$42.65
Granted	—	$—	1,276,250	$58.72	918,343	$55.68
Exercised	(591,859)	$41.22	(928,037)	$43.67	(1,494,686)	$40.38
Forfeited and expired	(479,558)	$54.57	(281,077)	$56.56	(151,525)	$51.02

Outstanding at end of year	4,409,924	$48.69	5,481,341	$48.40	5,414,205	$45.36

Options exercisable at year-end	3,191,850	$48.07	3,166,178	$46.22	3,211,115	$45.50
Weighted-average fair value per share of options granted during the year	N/A		$18.90		$20.01

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions, except per share, per ounce and per pound amounts)

The following table summarizes information about stock options outstanding and exercisable at December 31, 2012:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life (in years)	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$20 to $30	329,272	5.4	$27.02	29,272	$28.11
$30 to $40	733,703	6.0	$39.78	733,703	$39.78
$40 to $50	1,227,117	3.9	$44.53	1,225,917	$44.53
$50 to $60	2,094,041	7.3	$57.43	1,194,364	$57.15
$60+	25,791	8.9	$67.41	8,594	$67.41

	4,409,924	6.0	$48.69	3,191,850	$48.07

At December 31, 2012, there was $11 of unrecognized compensation cost related to 1,218,074 unvested stock options. This cost is expected to be recognized over a weighted-average period of approximately two years. The total intrinsic value of options exercised in 2012, 2011 and 2010 was $5, $18 and $29, respectively. At December 31, 2012, the aggregate intrinsic value of outstanding stock options was $14 and the aggregate intrinsic value of exercisable options was $8.

The following stock options vested in each of the three years ended December 31:

	2012	2011	2010
Stock options vested	1,003,888	950,119	922,463
Weighted-average exercise price	$52.09	$46.73	$42.16

Other Stock Based Compensation

The Company grants restricted stock units to executives and eligible employees upon achievement of certain financial and operating results. Restricted stock units vest over periods of three years or more. Prior to vesting, holders of restricted stock units do not have the right to vote the underlying shares; however, executives accrue dividend equivalents on their restricted stock units, which are paid at the time the restricted stock units vest. The restricted stock units are subject to forfeiture risk and other restrictions. Upon vesting, the employee is entitled to receive one share of the Company’s common stock for each restricted stock unit. In 2012, 2011 and 2010, the Company granted 1,062,819, 586,944 and 483,408 restricted stock units, respectively, at a weighted-average fair market value of $51, $57 and $52, respectively, per underlying share of the Company’s common stock. At December 31, 2012, 970,284, 303,372 and 86,626 shares remain unvested for the 2012, 2011 and 2010 grants, respectively.

The Company grants performance leveraged stock units (“PSUs”) to eligible executives, based upon certain measures of shareholder return. In 2012, 2011, and 2010, the Company granted 241,448, 102,313, and 204,732 PSUs, respectively, at a weighted-average fair market value of $77, $76, and $69, respectively. The actual number of PSUs that vest are determined at the end of a three year performance period. At December 31, 2012, 241,448, 102,313, and 25,730 PSUs remained unvested for the 2012, 2011, and 2010 grants.

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions, except per share, per ounce and per pound amounts)

Through 2012, the Company granted financial performance stock bonuses to eligible executives upon achievement of certain financial and operating results, based on a targeted number of shares at the beginning of each performance period. At the end of the performance period, one third of the bonus was paid in common stock and two-thirds of the bonus were paid in restricted stock units that vest in equal annual increments at the second and third anniversaries of the start of the performance period. In 2012, 2011, and 2010 the Company granted 35,245, 42,932, and 64,646 common shares, respectively, and 70,501, 85,632, and 129,302 restricted stock units, respectively, included in the restricted stock unit grants above at a fair market value of $59, $55, and $50 per underlying share of the Company’s common stock, respectively, under the financial performance stock bonus plan.

Beginning in 2013, the Company will grant strategic stock units (“SSUs”) to eligible executives, based upon certain measures of earnings before income tax, depreciation and amortization (“EBITDA”), based on a targeted number of shares at the beginning of each performance period. At the end of the performance period, one third of the SSUs will be issued without restriction in the form of common stock, and two-thirds of the bonus will be paid in restricted stock units that vest in equal annual increments at the second and third anniversaries of the start of the performance period. In 2012, the Company recorded SSU expense from the service inception date for the expected 2013 grant.

The total intrinsic value of other stock based compensation awards that vested in 2012, 2011 and 2010 was $37, $33 and $28, respectively. At December 31, 2012, there was $65 of unrecognized compensation costs related to the unvested other stock based compensation awards. This cost is expected to be recognized over a weighted-average period of approximately two years.

The Company recognized stock based compensation as follows:

	Years Ended December 31,
	2012	2011	2010
Restricted stock units	$26	$32	$29
Stock options	13	19	16
Performance leveraged stock units	10	7	7
Strategic stock units	2	—	—

	$51	$58	$52

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

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions, except per share, per ounce and per pound amounts)

The Fronteer purchase price allocation was based on the estimated fair value of assets acquired and liabilities assumed as follows:

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

At December 31, 2012 and 2011, the estimated fair value of the unpaid contingent consideration was approximately $41 and $54, respectively. Changes to the estimated fair value resulting from periodic revaluations are recorded to Other expense, net. This contingent royalty is capped at $100 in aggregate payments, and at June 30, 2012, the Company increased the accrual to the maximum of $100. During 2012, 2011 and 2010, the Company paid $25, $30 and $4, respectively, related to the contingent consideration. The range of remaining undiscounted amounts the Company could pay is between $0 and $41.

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

	Fair Value at December 31, 2012
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$208	$208	$—	$—
Marketable equity securities:
Extractive industries	1,414	1,414	—	—
Other	3	3	—	—
Marketable debt securities:
Asset backed commercial paper	19	—	—	19
Corporate	14	—	14	—
Auction rate securities	5	—	—	5
Trade receivable from provisional copper and gold concentrate sales, net	169	169	—	—
Derivative instruments, net:
Foreign exchange forward contracts	252	—	252	—
Diesel forward contracts	1	—	1	—

	$2,085	$1,794	$267	$24

Liabilities:
Boddington contingent consideration	41	—	—	41
Holt Property Royalty	240	—	—	240

	$281	$—	$—	$281

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

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions, except per share, per ounce and per pound amounts)

The Company’s marketable debt securities are mainly commingled fund investments that are classified within Level 2 with the unit of account considered to be at the fund level. Therefore, the investments are classified as Level 2.

The Company’s marketable debt securities include investments in auction rate securities and asset backed commercial paper. The Company reviews the fair value for auction rate securities and asset backed commercial paper on a quarterly basis. The auction rate securities are traded in markets that are not active, trade infrequently and have little price transparency. See table below which sets forth a summary of the quantitative and qualitative information related to the significant unobservable inputs used in the calculation of the fair value.

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

The estimated value of the Boddington contingent royalty was determined using a Monte Carlo valuation model which simulates future gold and copper prices and costs applicable to sales. This contingent royalty is capped at $100, and at June 30, 2012, the Company increased the accrual to the maximum of $100. The Boddington contingent royalty is classified within Level 3 of the fair value hierarchy. See table below which sets forth a summary of the quantitative and qualitative information related to the significant unobservable inputs used in the calculation of the fair value.

The estimated fair value of the Holt sliding scale royalty was determined using a Monte Carlo valuation model. The sliding scale royalty liability is classified within Level 3 of the fair value hierarchy. See table below which sets forth a summary of the quantitative and qualitative information related to the significant unobservable inputs used in the calculation of the fair value.

The following table sets forth a summary of the quantitative and qualitative information related to the unobservable inputs used in the calculation of the Company’s Level 3 financial assets and liabilities for the year ended December 31, 2012:

Description	At December 31, 2012	Valuation technique	Unobservable input	Range/Weighted average
Auction Rate Securities	$5	Discounted cash flow	Weighted average recoverability rate	58%
Asset Backed Commercial Paper	19	Discounted cash flow	Probability of return	13-74%
Boddington Contingent Consideration	41	Monte Carlo	Discount rate	4%
			LT Gold price	$1,500
			LT Copper price	$3.50
Holt property royalty	240	Monte Carlo	Weighted average discount rate	3%
			LT Gold price	$1,500

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions, except per share, per ounce and per pound amounts)

The following table sets forth a summary of changes in the fair value, on a recurring basis, of the Company’s Level 3 financial assets and liabilities for the year ended December 31, 2012:

	Auction Rate Securities	Asset Backed Commercial Paper	Total Assets	Boddington Contingent Consideration	Holt Property Royalty	Total Liabilities
December 31, 2011	$5	$19	$24	$54	$176	$230
Revaluation	—	—	—	12	81	93
Settlements	—	—	—	(25)	(17)	(42)

December 31, 2012	$5	$19	$24	$41	$240	$281

At December 31, 2012, the assets and liabilities classified within Level 3 of the fair value hierarchy represent 1% and 100% of the total assets and liabilities measured at fair value, on a recurring basis.

NOTE 17    DERIVATIVE INSTRUMENTS

The Company’s strategy is to provide shareholders with leverage to changes in gold and copper prices by selling its production at spot market prices. Consequently, the Company does not hedge its gold and copper sales. The Company continues to manage certain risks associated with commodity input costs, interest rates and foreign currencies using the derivative market. All of the derivative instruments utilized by the Company and described below were transacted for risk management purposes and qualify as cash flow or fair value hedges.

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

Foreign Currency Contracts

Newmont utilizes foreign currency contracts to reduce the variability of the US dollar amount of forecasted foreign currency expenditures caused by changes in exchange rates. Newmont hedges a portion of the Company’s A$ and NZ$ denominated operating expenditures which results in a blended rate realized each period. The hedging instruments are fixed forward contracts with expiration dates ranging up to five years from the date of issue. The principal hedging objective is reduction in the volatility of realized period-on-period $/A$ and $/NZ$ rates, respectively and the related reduction in volatility of the underlying operating and capital costs as a result of currency changes.

In June 2011, Newmont began hedging a portion of the Company’s A$ denominated capital expenditures related to the Akyem project in Africa utilizing fixed forward contracts with expiration dates up to three years.

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions, except per share, per ounce and per pound amounts)

In July 2011, Newmont began hedging a portion of the Company’s A$ denominated capital expenditures related to the planned construction of a mine shaft at Tanami in Australia utilizing foreign currency contracts. In November 2012, Newmont decided to defer further construction of the project to evaluate the impact of the Auron discovery on the overall life of the mine plan. As a result, the forecasted transaction is no longer probable to occur within the original expected time frame, and hedge accounting has been discontinued. This resulted in a $3 gain reclassified from Accumulated other comprehensive income, net of tax to Income.

Newmont had the following foreign currency derivative contracts outstanding at December 31, 2012:

	Expected Maturity Date
	2013	2014	2015	2016	2017	Total/ Average
A$ Operating Fixed Forward Contracts:
A$ notional (millions)	1,210	940	635	374	107	3,266
Average rate ($/A$)	0.94	0.92	0.91	0.91	0.91	0.92
Expected hedge ratio	76%	61%	41%	24%	7%
A$ Capital Fixed Forward Contracts:
A$ notional (millions)	6	—	—	—	—	6
Average rate ($/A$)	0.97	—	—	—	—	0.97
Expected hedge ratio	73%	—	—	—	—
NZ$ Operating Fixed Forward Contracts:
NZ$ notional (millions)	66	23	—	—	—	89
Average rate ($/NZ$)	0.79	0.79	—	—	—	0.79
Expected hedge ratio	54%	20%	—	—	—

Diesel Fixed Forward Contracts

Newmont hedges a portion of its operating cost exposure related to diesel consumed at its Nevada operations to reduce the variability in realized diesel prices. The hedging instruments consist of a series of financially settled fixed forward contracts with expiration dates up to three years.

Newmont had the following diesel derivative contracts outstanding at December 31, 2012:

	Expected Maturity Date
	2013	2014	2015	Total/ Average
Diesel Fixed Forward Contracts:
Diesel gallons (millions)	26	15	4	45
Average rate ($/gallon)	2.93	2.87	2.79	2.90
Expected Nevada hedge ratio	59%	36%	11%

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions, except per share, per ounce and per pound amounts)

Forward Starting Swap Contracts

During 2011, Newmont entered into forward starting interest rate swap contracts with a total notional value of $2,000. These contracts hedged movements in treasury rates related to a debt issuance that occurred in the first quarter of 2012. On March 8, 2012, Newmont closed its sale of $2,500 senior notes consisting of 3.5% senior notes due 2022 in the principal amount of $1,500 (10-year notes), and 4.875% senior notes due 2042 in the principal amount of $1,000 (30-year notes). As a result, the forward-starting interest rate swaps were settled for $362, of which $349 represented the effective portion of the hedging instrument included in Accumulated other comprehensive income and recognized in Interest expense consistent with the interest incurred on the senior notes issued in 2012. The net proceeds from the debt issuance were adjusted by the settlement amount of the swap contracts and included as a financing activity in the Condensed Consolidated Statements of Cash Flow.

Fair Value Hedges

Interest Rate Swap Contracts

Newmont had $222 fixed to floating swap contracts designated as a hedge against 8 5/8% debentures which matured in May 2011

Derivative Instrument Fair Values

Newmont had the following derivative instruments designated as hedges at December 31, 2012 and December 31, 2011:

	Fair Values of Derivative Instruments
	At December 31, 2012
	Other Current Assets	Other Long-Term Assets	Other Current Liabilities	Other Long-Term Liabilities
Foreign currency exchange contracts:
A$ operating fixed forward contracts	$108	$143	$—	$1
NZ$ operating fixed forward contracts	2	—	—	—
Diesel fixed forward contracts	2	1	1	1

Total derivative instruments (Notes 21 and 24)	$112	$144	$1	$2

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions, except per share, per ounce and per pound amounts)

	Fair Values of Derivative Instruments
	At December 31, 2011
	Other Current Assets	Other Long-Term Assets	Other Current Liabilities	Other Long-Term Liabilities
Foreign currency exchange contracts:
A$ operating fixed forward contracts	$121	$112	$6	$4
A$ capital fixed forward contracts	—	—	—	1
NZ$ operating fixed forward contracts	2	—	1	—
Diesel fixed forward contracts	4	—	2	1
Interest rate swap contracts	—	—	399	—

Total derivative instruments (Notes 21 and 24)	$127	$112	$408	$6

The following tables show the location and amount of gains (losses) reported in the Company’s Consolidated Financial Statements related to the Company’s cash flow and fair value hedges and the gains (losses) recorded for the hedged item related to the fair value hedges.

	Foreign Currency Exchange Contracts			Diesel Fixed Forward Contracts
For the years ended December 31,	2012	2011	2010	2012	2011	2010
Cash flow hedging relationships:
Gain recognized in other comprehensive income (effective portion)	$192	$151	$287	$7	$6	$6
Gain reclassified from Accumulated other comprehensive income into income (effective portion) (1)	$166	$188	$92	$7	$14	$4

	Forward Starting Swap Contracts
For the years ended December 31,	2012	2011	2010
Cash flow hedging relationships:
Gain (loss) recognized in other comprehensive income (effective portion)	$36	$(399)	$—
(Loss) reclassified from Accumulated other comprehensive income into income (effective portion) (1)	$(10)	$—	$—
Gain (loss) reclassified from Accumulated other comprehensive income into income (ineffective portion) (2)	$2	$(15)	$—

(1)

The gain (loss) for the effective portion of the foreign exchange and diesel cash flow hedges reclassified from Accumulated other comprehensive income is included in Costs applicable to sales. The loss for the effective portion of the forward starting swaps reclassified from Accumulated other comprehensive income is included in Interest Expense.

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions, except per share, per ounce and per pound amounts)

(2)	The ineffective portion recognized for cash flow hedges is included in Other Income, net.

	Interest Rate Swap Contracts			8 5/8% Debentures (Hedged Portion)
For the years ended December 31,	2012	2011	2010	2012	2011	2010

Fair value hedging relationships:
Gain (loss) recognized in income (effective portion) (1)	$—	$3	$6	$—	$(6)	$—
Gain (loss) recognized in income (ineffective portion) (2)	$—	$(2)	$(4)	$—	$—	$2

(1)	The gain (loss) recognized for the effective portion of fair value hedges and the underlying hedged debt is included in Interest expense, net.
(2)	The ineffective portion recognized for fair value hedges and the underlying hedged debt is included in Other income, net.

The amount to be reclassified from Accumulated other comprehensive income, net of tax to income during the next 12 months is a gain of approximately $58.

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

The average LME copper price was $3.61 per pound during 2012, compared with the Company’s recorded average provisional price of $3.60 before mark-to-market losses and treatment and refining charges. During 2012, changes in copper prices resulted in a provisional pricing mark-to-market gain of $22 ($0.10 per pound). At December 31, 2012, Newmont had copper sales of 57 million pounds priced at an average of $3.60 per pound, subject to final pricing over the next several months.

The average London P.M. fix for gold was $1,669 per ounce during 2012, compared with the Company’s recorded average provisional price of $1,668 per ounce before mark-to-market gains and treatment and refining charges. During 2012, changes in gold prices resulted in a provisional pricing mark-to-market gain of $4 ($1 per ounce). At December 31, 2012, Newmont had gold sales of 77,000 ounces priced at an average of $1,665 per ounce, subject to final pricing over the next several months.

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions, except per share, per ounce and per pound amounts)

NOTE 18    INVESTMENTS

	At December 31, 2012
	Cost/Equity Basis	Unrealized		Fair/Equity
		Gain	Loss	Basis
Current:
Marketable Equity Securities:
Paladin Energy Ltd.	$60	$—	$(3)	$57
Other	17	14	(2)	29

	$77	$14	$(5)	$86

Long-term:
Marketable Debt Securities:
Asset backed commercial paper	$25	$—	$(6)	$19
Auction rate securities	7	—	(2)	5
Corporate	14	—	—	14

	46	—	(8)	38

Marketable Equity Securities:
Canadian Oil Sands Trust	310	318	—	628
Gabriel Resources Ltd.	78	42	—	120
Regis Resources Ltd.	166	352	—	518
Other	51	14	—	65

	605	726	—	1,331

Other investments, at cost	12	—	—	12
Investment in Affiliates:
La Zanja	65	—	—	65

	$728	$726	$(8)	$1,446

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

In 2012, the Company recognized impairments for other-than-temporary declines in value of $47 for marketable equity securities. In 2011, in conjunction with the acquisition of Fronteer, Newmont acquired $208 of Paladin Energy Ltd. securities and $73 of other marketable equity securities which were subsequently impaired for other-than-temporary declines in value resulting in charges of $148 for Paladin Energy Ltd. and $32 for other marketable equity securities.

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

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions, except per share, per ounce and per pound amounts)

The following tables present the gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by length of time that the individual securities have been in a continuous unrealized loss position:

	Less than 12 Months		12 Months or Greater		Total
At December 31, 2012	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Asset backed commercial paper	$—	$—	$19	$6	$19	$6
Auction rate securities	—	—	5	2	5	2
Marketable equity securities	79	5	—	—	79	5

	$79	$5	$24	$8	$103	$13

	Less than 12 Months		12 Months or Greater		Total
At December 31, 2011	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Asset backed commercial paper	$—	$—	$19	$6	$19	$6
Auction rate securities	—	—	5	2	5	2
Marketable equity securities	42	18	—	—	42	18

	$42	$18	$24	$8	$66	$26

Included in the tables above are the unrealized losses of $13 and $26 at December 31, 2012 and 2011, respectively, related to the Company’s investments in asset backed commercial paper, auction rate securities and marketable equity securities. While the fair values of these investments are below their respective cost, the Company views these declines as temporary. The Company intends to hold its investment in auction rate securities and asset backed commercial paper until maturity or such time that the market recovers and therefore considers these losses temporary.

NOTE 19    INVENTORIES

	At December 31,
	2012	2011
In-process	$143	$159
Concentrate	152	116
Precious metals	31	12
Materials, supplies and other	470	427

	$796	$714

The Company recorded aggregate write-downs of $5, $26, and $8 for 2012, 2011, and 2010, respectively, to reduce the carrying value of material and supply inventories to net realizable value. These inventory write-downs are classified as components of Costs applicable to sales. The 2012 write-downs are primarily related to Nevada. Of the write-downs in 2011, $17 are related to the Hope Bay project and are classified as a component of Other expense, net. The remaining write-downs in 2011 and 2010 were related to Nevada and Batu Hijau. These inventory write-downs are classified as components of Costs applicable to sales.

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions, except per share, per ounce and per pound amounts)

NOTE 20    STOCKPILES AND ORE ON LEACH PADS

	At December 31,
	2012	2011
Current:
Stockpiles	$602	$506
Ore on leach pads	184	165

	$786	$671

Long-term:
Stockpiles	$2,514	$1,904
Ore on leach pads	382	367

	$2,896	$2,271

	At December 31,
	2012	2011
Stockpiles and ore on leach pads:
Nevada	$699	$536
La Herradura	57	6
Yanacocha	498	512
Boddington	474	435
Batu Hijau	1,543	1,119
Other Australia/New Zealand	173	161
Ahafo	235	173
Akyem	3	—

	$3,682	$2,942

The Company recorded write-downs of $28, $1, and $1 for 2012, 2011, and 2010, respectively, to reduce the carrying value of stockpiles and ore on leach pads to net realizable value. Of the writedowns in 2012, $17 are related to Waihi with the remaining related to Yanacocha and Tanami. These write-downs are classified as components of Costs applicable to sales.

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions, except per share, per ounce and per pound amounts)

NOTE 21    OTHER ASSETS

	At December 31,
	2012	2011
Other current assets:
Refinery metal inventory and receivable	$1,183	$796
Prepaid assets	213	93
Derivative instruments	112	127
Restricted cash	12	20
Note receivable	—	12
Other	141	85

	$1,661	$1,133

Other long-term assets:
Goodwill	$188	$188
Derivative instruments	144	112
Intangible assets	136	147
Income tax receivable	92	142
Restricted cash	90	48
Debt issuance costs	73	59
Other receivables	9	17
Other	140	144

	$872	$857

‘NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions, except per share, per ounce and per pound amounts)

NOTE 22 PROPERTY, PLANT AND MINE DEVELOPMENT

		At December 31, 2012			At December 31, 2011
	Depreciable Life	Cost	Accumulated Amortization	Net Book Value	Cost	Accumulated Amortization	Net Book Value
	(in years)
Land	—	$267	$—	$267	$263	$—	$263
Facilities and equipment	1 - 27	13,952	(6,573)	7,379	13,056	(5,926)	7,130
Mine development	1 - 27	4,793	(2,054)	2,739	3,903	(1,758)	2,145
Mineral interests	1 - 27	4,854	(752)	4,102	4,868	(713)	4,155
Asset retirement cost	1 - 27	988	(340)	648	758	(305)	453
Construction-in-progress	—	2,875	—	2,875	1,735	—	1,735

		$27,729	$(9,719)	$18,010	$24,583	$(8,702)	$15,881

Leased assets included above in facilities and equipment	1 - 27	$5	$(1)	$4	$374	$(250)	$124

		At December 31, 2012			At December 31, 2011
Mineral Interests	Amortization Period	Gross Carrying Value	Accumulated Amortization	Net Book Value	Gross Carrying Value	Accumulated Amortization	Net Book Value
	(in years)
Production stage	1 - 22	$1,257	$(752)	$505	$1,256	$(713)	$543
Development stage	—	149	—	149	149	—	149
Exploration stage	—	3,448	—	3,448	3,463	—	3,463

		$4,854	$(752)	$4,102	$4,868	$(713)	$4,155

Construction-in-progress at December 31, 2012 of $2,875 included $1,519 at South America primarily related to engineering and construction at Conga and infrastructure at Yanacocha, $592 at Africa related to engineering and construction at Akyem and infrastructure at Ahafo, $393 at Asia Pacific related to infrastructure at Boddington, Tanami, Kalgoorlie and Batu Hijau, and $285 at North America related to infrastructure at Nevada.

Construction-in-progress at December 31, 2011 of $1,735 included $916 at South America primarily related to engineering and construction at Conga and infrastructure at Yanacocha, $269 at Africa related to engineering and construction at Akyem and infrastructure at Ahafo, $263 at North America related to infrastructure at Nevada, and $246 at Asia Pacific related to infrastructure at Boddington, Tanami, Kalgoorlie, and Batu Hijau.

Write-down of property, plant and mine development totaled $52, $2,084 and $6 for 2012, 2011 and 2010, respectively. The 2012 write-down was primarily due to an impairment of the FALC JV diamond project as well as write-downs of non-essential surface equipment at Conga. The 2011 write-down was primarily due to an impairment related to the Hope Bay project after evaluating existing development options and economic feasibility for the project compared with other projects and development opportunities within the Company’s wider project pipeline. The amount of the Hope Bay write-down was recorded in 2011 at fair value based on the estimated recoverable value, net of transportation and selling costs utilizing the liquidation model.

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions, except per share, per ounce and per pound amounts)

NOTE    23 DEBT

	At December 31, 2012		At December 31, 2011
	Current	Non-Current	Current	Non-Current
Sale-leaseback of refractory ore treatment plant	$—	$—	$165	$—
Corporate revolving credit facility	—	—	—	33
2012 Convertible Senior Notes, net	—	—	514	—
2014 Convertible Senior Notes, net	—	535	—	512
2017 Convertible Senior Notes, net	—	471	—	452
2019 Senior Notes, net	—	897	—	896
2022 Senior Notes, net	—	1,489	—	—
2035 Senior Notes, net	—	598	—	598
2039 Senior Notes, net	—	1,087	—	1,087
2042 Senior Notes, net	—	992	—	—
Ahafo project finance facility	10	35	10	45
PTNNT revolving credit facility	—	180	—	—
Other capital leases	—	4	—	1

	$10	$6,288	$689	$3,624

Scheduled minimum debt repayments are $10 in 2013, $546 in 2014, $11 in 2015, $11 in 2016, $657 in 2017 and $5,063 thereafter.

Sale-Leaseback of Refractory Ore Treatment Plant

In September 1994, the Company entered into a sale and leaseback agreement for its Refractory Ore Treatment Plant (“ROTP”) located in Carlin, Nevada. The lease term was 21 years and included purchase options during and at the end of the lease at predetermined prices. During 2011, the Company expressed the intent to exercise the early purchase option and buy the ROTP in 2012. Newmont purchased the ROTP at the aggregate Early Buy-Out Price of $167, including interest, with final payment on December 5, 2012.

Corporate Revolving Credit Facility

Effective May 20, 2011, the Company entered into a new uncollateralized $2,500 revolving credit facility with a syndicate of commercial banks. This new revolving credit facility replaced the existing revolving credit facility which was cancelled upon the effectiveness of the new facility. The new facility provides for borrowings in U.S. dollars and contains a letter of credit sub-facility. The new facility originally matured in May 2016. Facility fees vary based on the credit ratings of the Company’s senior, uncollateralized, long-term debt. Borrowings under the facility bear interest at a market based rate plus a margin determined by the Company’s credit rating. At December 31, 2012, we had $0 in borrowings outstanding under the facility. There was $394 and $244 outstanding in letters of credit at December 31, 2012 and 2011, respectively.

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

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions, except per share, per ounce and per pound amounts)

Subsidiary Financings

PTNNT Revolving Credit Facility

Effective May 27, 2011, PTNNT entered into a new $600 reducing revolving credit facility with a syndicate of banks. This new reducing revolving facility provides for borrowings in U.S. dollars. The facility matures in March 2017. The facility is non-recourse to Newmont and certain assets of PTNNT are pledged as collateral. Borrowings under the facility bear interest at a rate per annum equal to LIBOR plus a margin of 4.00%. Commitment fees currently accrue on the daily average unused amount of the commitment of each lender at an annual rate of 2.00%. A one-time arrangement fee and other debt issuance costs, net of amortization, of $18 related to the facility were capitalized and will be amortized over the term of the debt. There were $180 in borrowings outstanding under the facility at December 31, 2012.

2012 Convertible Senior Notes

In February 2012, the Company’s 2012 Convertible Senior Notes matured, resulting in a principal payment of $517. The Company elected to pay the conversion premium of $172 in cash in lieu of issuing common shares.

2014 and 2017 Convertible Senior Notes

In July 2007, the Company issued $1,150 uncollateralized convertible senior notes due in 2014 and 2017, each with a principal amount of $575 for net proceeds of $1,126. The 2014 notes, maturing on July 15, 2014, pay interest semi-annually at a rate of 1.25% per annum, and the 2017 notes, maturing on July 15, 2017, pay interest semi-annually at a rate of 1.63% per annum. The effective interest rates are 6.0% and 6.25% for the 2014 and 2017 notes, respectively. The notes are convertible, at the holder’s option, at a conversion price of $44.78 per share of common stock. Upon conversion, the principal amount and all accrued interest will be repaid in cash and any conversion premium will be settled in shares of our common stock or, at our election, cash or any combination of cash and shares of our common stock. In connection with the convertible senior notes offering, the Company entered into Call Spread Transactions. The Call Spread Transactions included the purchase of call options and the sale of warrants. As a result of the Call Spread Transactions, the conversion price of $44.78 was effectively increased to $58.41. The Company is not entitled to redeem the notes prior to their stated maturity dates. Using prevailing interest rates on similar instruments, the estimated fair value of the 2014 and 2017 senior notes was $636 and $613, respectively, at December 31, 2012 and $713 and $651, respectively, at December 31, 2011. The foregoing fair value estimates were prepared with the assistance of an independent third party and may or may not reflect the actual trading value of this debt.

The Company’s Consolidated Balance Sheets report the following related to the convertible senior notes:

	At December 31, 2012			At December 31, 2011
	Convertible Senior Notes Due			Convertible Senior Notes Due
	2012	2014	2017	2012	2014	2017
Additional paid-in capital	$—	$97	$123	$46	$97	$123
Principal amount	$—	$575	$575	$518	$575	$575
Unamortized debt discount	—	(40)	(104)	(4)	(63)	(123)

Net carrying amount	$—	$535	$471	$514	$512	$452

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions, except per share, per ounce and per pound amounts)

For the years ended December 31, 2012, 2011, and 2010, the Company recorded $18, $32, and $32 of interest expense for the contractual interest coupon and $46, $67, and $63 of amortization of the debt discount, respectively, related to the convertible senior notes. At December 31, 2012 the conversion price exceeded the Company’s stock price and other limited circumstances required for conversion were not met, as a result the bondholders did not have the option to convert the senior notes.

2019 and 2039 Senior Notes

In September 2009, the Company completed a two part public offering of $900 and $1,100 uncollateralized senior notes maturing on October 1, 2019 and October 1, 2039, respectively. Net proceeds from the 2019 and 2039 notes were $895 and $1,080, respectively. The 2019 notes pay interest semi-annually at a rate of 5.13% per annum and the 2039 notes pay semi-annual interest of 6.25% per annum. Using prevailing interest rates on similar instruments, the estimated fair value of the 2019 and 2039 senior notes was $1,029 and $1,306, respectively, at December 31, 2012 and $993 and $1,299, respectively, at December 31, 2011. The foregoing fair value estimates were prepared with the assistance of an independent third party and may or may not reflect the actual trading value of this debt.

2035 Senior Notes

In March 2005, Newmont issued uncollateralized senior notes with a principal amount of $600 due April 2035 bearing an annual interest rate of 5 7/8%. Interest on the notes is paid semi-annually in April and October. Using prevailing interest rates on similar instruments, the estimated fair value of these senior notes was $678 and $680 at December 31, 2012 and 2011, respectively. The foregoing fair value estimate was prepared with the assistance of an independent third party and may or may not reflect the actual trading value of this debt.

2022 and 2042 Senior Notes

In March 2012, the Company completed a two part public offering of $1,500 and $1,000 uncollateralized Senior Notes maturing on March 15, 2022 and March 15, 2042, respectively. Net proceeds from the 2022 and 2042 Senior Notes were $1,479 and $983, respectively. The 2022 Senior Notes pay interest semi-annually at a rate of 3.50% per annum and the 2042 Senior Notes pay semi-annual interest of 4.875% per annum. Using prevailing interest rates on similar instruments, the estimated fair value of the 2022 and 2042 senior notes was $1,530 and $1,028, respectively, at December 31, 2012. The foregoing fair value estimates were prepared with the assistance of an independent third party and may or may not reflect the actual trading value of this debt.

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

Debt Covenants

The Company’s senior notes and revolving credit facilities contain various covenants and default provisions including payment defaults, limitation on liens, leases, sales and leaseback agreements and merger restrictions.

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

The corporate revolving credit facility contains a financial ratio covenant requiring the Company to maintain a net debt (total debt net of cash and cash equivalents) to total capitalization ratio of less than or equal to 62.5% in addition to the covenants noted above. Furthermore, the corporate revolving credit facility contains covenants limiting the sale of all or substantially all of the Company’s assets, certain change of control provisions and a negative pledge on certain assets.

The PTNNT revolving credit facility requires PTNNT to maintain certain financial ratios and to comply with certain terms and conditions with regards to its mine plan, contract of work, dividends, financing activities, leasing, investments and other matters.

At December 31, 2012 and 2011, the Company and its related entities were in compliance with all debt covenants and provisions related to potential defaults.

NOTE 24    OTHER LIABILITIES

	At December 31,
	2012	2011
Other current liabilities:
Refinery metal payable	$1,183	$796
Accrued operating costs	336	231
Accrued capital expenditures	172	248
Reclamation and remediation liabilities	82	71
Interest	74	55
Deferred income tax	65	50
Royalties	42	53
Boddington contingent consideration	26	24
Holt property royalty	21	17
Taxes other than income and mining	14	93
Derivative instruments	1	408
Other	68	87

	$2,084	$2,133

Other long-term liabilities:
Holt property royalty	$219	$159
Income and mining taxes	65	88
Power supply agreements	46	45
Boddington contingent consideration	15	30
Derivative instruments	2	6
Other	25	36

	$372	$364

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions, except per share, per ounce and per pound amounts)

NOTE 25    ACCUMULATED OTHER COMPREHENSIVE INCOME

	At December 31,
	2012	2011
Unrealized gain on marketable securities, net of $185 and $159 tax expense, respectively	$542	$707
Foreign currency translation adjustments	177	163
Pension liability adjustments, net of $147 and $125 tax benefit, respectively	(272)	(231)
Other post-retirement benefit adjustments, net of $4 and ($4) tax benefit (expense), respectively	(4)	6
Changes in fair value of cash flow hedge instruments, net of $35 and $71 tax benefit, respectively	47	7

	$490	$652

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions, except per share, per ounce and per pound amounts)

NOTE 26    NET CHANGE IN OPERATING ASSETS AND LIABILITIES

Net cash provided from operations attributable to the net change in operating assets and liabilities is composed of the following:

	Years Ended December 31,
	2012	2011	2010
Decrease (increase) in operating assets:
Trade and accounts receivable	$19	$52	$(153)
Inventories, stockpiles and ore on leach pads	(729)	(495)	(501)
EGR refinery assets	(346)	(266)	116
Other assets	(80)	(51)	(87)
Increase (decrease) in operating liabilities:
Accounts payable and other accrued liabilities	(210)	226	38
EGR refinery liabilities	346	266	(116)
Reclamation liabilities	(73)	(43)	(51)

	$(1,073)	$(311)	$(754)

NOTE 27    SUPPLEMENTAL CASH FLOW INFORMATION

	Years Ended December 31,
	2012	2011	2010
Income and mining taxes, net of refunds	$1,261	$1,526	$1,185
Pension plan and other benefits and contributions	$50	$29	$163
Interest, net of amounts capitalized	$177	$179	$212

Noncash Investing Activities and Financing Activities

Newmont sold non-core assets in exchange for 23 million shares of Regis Resources which resulted in non-cash increases to Investments of $129 in 2012. Newmont sold a royalty interest in exchange for 4 million shares of Regis Resources which resulted in non-cash increases to Investments of $12 in 2011.

NOTE 28    OPERATING LEASE COMMITMENTS

The Company leases certain assets, such as equipment and facilities, under operating leases expiring at various dates through 2020. Future minimum annual lease payments are $10 in 2013, $10 in 2014, $10 in 2015, $10 in 2016, $8 in 2017 and $21 thereafter, totaling $69. Rent expense for 2012, 2011 and 2010 was $72, $75 and $52, respectively.

NOTE 29    CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

The following Condensed Consolidating Financial Statements are presented to satisfy disclosure requirements of Rule 3-10(e) of Regulation S-X resulting from the inclusion of Newmont USA Limited (“Newmont USA”), a wholly-owned subsidiary of Newmont, as a co-registrant with Newmont on debt securities issued under a shelf registration statement on Form S-3 filed under the Securities Act of 1933 under which securities of Newmont (including debt securities guaranteed by Newmont USA) may

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions, except per share, per ounce and per pound amounts)

be issued (the “Shelf Registration Statement”). In accordance with Rule 3-10(e) of Regulation S-X, Newmont USA, as the subsidiary guarantor, is 100% owned by Newmont, the guarantees are full and unconditional, and no other subsidiary of Newmont guaranteed any security issued under the Shelf Registration Statement. There are no restrictions on the ability of Newmont or Newmont USA to obtain funds from its subsidiaries by dividend or loan.

At December 31, 2012, errors were identified in the previously reported condensed consolidating financial statements resulting from incorrectly applying the provisions of Rule 3-10(e) of Regulation S-X related to the presentation of the financial information of its subsidiary guarantor, Newmont USA. In the previously reported information, the Company presented Newmont USA on a consolidated basis with its non-guarantor subsidiaries and under Rule 3-10 of Regulation S-X Newmont USA should have presented its investment in subsidiaries based upon its proportionate share of its non-guarantor subsidiaries’ net assets (similar to the equity method of accounting). In addition, the Company corrected the Newmont Mining Corporation column for investments in subsidiaries previously presented in the Eliminations column. The tables following the revised condensed consolidating financial statements illustrate the effects of the errors, which relate to the columns for Newmont Mining Corporation, Newmont USA, Other Subsidiaries and Eliminations, on previously reported condensed consolidating financial information as of December 31, 2011 and for the years ended December 31, 2011 and 2010.

The errors to the Newmont USA column for the incorrect presentation resulted in no change in previously reported line items for net income attributable to Newmont and stockholders’ equity. It did however have a significant impact on the previously reported cash balance, and cash flow from operations, investing and financing activities of Newmont USA as a result of the deconsolidation of its subsidiaries and the one line proportionate accounting pick up. Further, the Other Subsidiaries column changed by corresponding adjustments and to give effect to intercompany balances to include the non-guarantor subsidiaries of Newmont USA and the Eliminations column changes as a result of the above changes. In addition, the Company corrected an error in the Newmont Mining Corporation column related to stockholders’ equity and investment in subsidiaries. This was a result of a gain associated with a partial sale of a subsidiary that was previously included in the Eliminations column. The cash flow statement in the Newmont Mining Corporation column was revised to reflect earnings from subsidiaries, net of dividends received.

The Company concluded these errors were not material individually or in the aggregate to any of the previously issued financial statements taken as a whole. These errors had no impact on the consolidated financial statements of Newmont or any debt covenants and had no impact on the ability of Newmont’s subsidiaries to dividend cash to Newmont. The impact of these corrections to the applicable prior year periods is reflected in the revised financial information and notes below.

The Company will revise the March 31, 2012, June 30, 2012 and September 30, 2012 financial statements to reflect the revisions discussed above in the Quarterly Reports on Form 10-Q for the quarterly periods in 2013.

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions, except per share, per ounce and per pound amounts)

	For the Year Ended December 31, 2012
Condensed Consolidating Statement of Income and Comprehensive Income	Newmont Mining Corporation	Newmont USA	Other Subsidiaries	Eliminations	Newmont Mining Corporation Consolidated
Sales	$—	$2,375	$7,493	$—	$9,868
Costs and expenses
Costs applicable to sales (1)	—	967	3,271	—	4,238
Amortization	—	171	861	—	1,032
Reclamation and remediation	—	6	90	—	96
Exploration	—	71	285	—	356
Advanced projects, research and development	—	43	305	—	348
General and administrative	—	122	90	—	212
Write-down of property, plant and mine development	—	—	52	—	52
Other expense, net	—	45	404	—	449

	—	1,425	5,358	—	6,783

Other income (expense)
Other income, net	2	25	251	—	278
Interest income — intercompany	174	29	(8)	(195)	—
Interest expense — intercompany	(15)	—	(180)	195	—
Interest expense, net	(245)	(6)	2	—	(249)

	(84)	48	65	—	29

Income before income and mining tax and other items	(84)	998	2,200	—	3,114
Income and mining tax expense	29	(268)	(630)	—	(869)
Equity income (loss) of affiliates	1,864	616	229	(2,760)	(51)

Income from continuing operations	1,809	1,346	1,799	(2,760)	2,194
Loss from discontinued operations	—	—	(76)	—	(76)

Net income	1,809	1,346	1,723	(2,760)	2,118
Net income attributable to noncontrolling interests	—	—	(443)	134	(309)

Net income attributable to Newmont stockholders	$1,809	$1,346	$1,280	$(2,626)	$1,809

Comprehensive income	$1,647	$1,269	$1,553	$(2,512)	$1,957
Comprehensive income attributable to noncontrolling interests	—	—	(444)	134	(310)

Comprehensive income attributable to Newmont stockholders	$1,647	$1,269	$1,109	$(2,378)	$1,647

(1)	Excludes Amortization and Reclamation and remediation.

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions, except per share, per ounce and per pound amounts)

	For the Year Ended December 31, 2011
Condensed Consolidating Statement of Income and Comprehensive Income	Newmont Mining Corporation	Newmont USA	Other Subsidiaries	Eliminations	Newmont Mining Corporation Consolidated
Sales	$—	$2,142	$8,216	$—	$10,358
Costs and expenses
Costs applicable to sales (1)	—	972	2,918	—	3,890
Amortization	—	184	853	(1)	1,036
Reclamation and remediation	—	15	105	—	120
Exploration	—	89	261	—	350
Advanced projects, research and development	—	44	330	(1)	373
General and administrative	—	89	109	—	198
Write-down of property, plant and mine development	—	2	2,082	—	2,084
Other expense, net	—	39	224	2	265

	—	1,434	6,882	—	8,316

Other income (expense)
Other income, net	(166)	14	164	—	12
Interest income - intercompany	152	25	(2)	(175)	—
Interest expense - intercompany	(19)	—	(156)	175	—
Interest expense, net	(232)	(8)	(4)	—	(244)

	(265)	31	2	—	(232)

Income before income and mining tax and other items	(265)	739	1,336	—	1,810
Income and mining tax expense	199	(196)	(716)	—	(713)
Equity income (loss) of affiliates	432	664	285	(1,370)	11

Income from continuing operations	366	1,207	905	(1,370)	1,108
Loss from discontinued operations	—	—	(136)	—	(136)

Net income	366	1,207	769	(1,370)	972
Net income attributable to noncontrolling interests	—	—	(718)	112	(606)

Net income attributable to Newmont stockholders	$366	$1,207	$51	$(1,258)	$366

Comprehensive income	$(90)	$1,093	$706	$(1,193)	$516
Comprehensive income attributable to noncontrolling interests	—	—	(718)	112	(606)

Comprehensive income attributable to Newmont stockholders	$(90)	$1,093	$(12)	$(1,081)	$(90)

(1)	Excludes Amortization and Reclamation and remediation.

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions, except per share, per ounce and per pound amounts)

	For the Year Ended December 31, 2010
Condensed Consolidating Statement of Income and Comprehensive Income	Newmont Mining Corporation	Newmont USA	Other Subsidiaries	Eliminations	Newmont Mining Corporation Consolidated
Sales	$—	$1,650	$7,890	$—	$9,540
Costs and expenses
Costs applicable to sales (1)	—	962	2,522	—	3,484
Amortization	—	193	753	(1)	945
Reclamation and remediation	—	13	52	—	65
Exploration	—	77	141	—	218
Advanced projects, research and development	—	32	185	(1)	216
General and administrative	—	6	172	—	178
Write-down of property, plant and mine development	—	4	2	—	6
Other expense, net	—	33	226	2	261

	—	1,320	4,053	—	5,373

Other income (expense)
Other income, net	—	2	107	—	109
Interest income - intercompany	161	23	(11)	(173)	—
Interest expense - intercompany	(11)	—	(162)	173	—
Interest expense, net	(250)	(19)	(10)	—	(279)

	(100)	6	(76)	—	(170)

Income before income and mining tax and other items	(100)	336	3,761	—	3,997
Income and mining tax expense	479	(64)	(1,271)	—	(856)
Equity income (loss) of affiliates	1,926	776	282	(2,981)	3

Income from continuing operations	2,305	1,048	2,772	(2,981)	3,144
Loss from discontinued operations	(28)	—	(28)	28	(28)

Net income	2,277	1,048	2,744	(2,953)	3,116
Net income attributable to noncontrolling interests	—	—	(992)	153	(839)

Net income attributable to Newmont stockholders	$2,277	$1,048	$1,752	$(2,800)	$2,277

Comprehensive income	$2,759	$1,098	$3,124	$(3,381)	$3,600
Comprehensive income attributable to noncontrolling interests	—	—	(994)	153	(841)

Comprehensive income attributable to Newmont stockholders	$2,759	$1,098	$2,130	$(3,228)	$2,759

(1)	Excludes Amortization and Reclamation and remediation.

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions, except per share, per ounce and per pound amounts)

	For the Year Ended December 31, 2012
Condensed Consolidating Statement of Cash Flows	Newmont Mining Corporation	Newmont USA	Other Subsidiaries	Eliminations	Newmont Mining Corporation Consolidated
Operating activities:
Net income	$1,809	$1,346	$1,723	$(2,760)	$2,118
Adjustments	(1,797)	(338)	732	2,746	1,343
Net change in operating assets and liabilities	142	(245)	(970)	—	(1,073)

Net cash provided from (used in) continuing operations	154	763	1,485	(14)	2,388
Net cash used in discontinued operations	—	—	(16)	—	(16)

Net cash provided from (used in) operations	154	763	1,469	(14)	2,372

Investing activities:
Additions to property, plant and mine development	—	(541)	(2,669)	—	(3,210)
Acquisitions, net	—	—	(25)	—	(25)
Sale of marketable securities	—	—	210	—	210
Purchases of marketable securities	—	—	(220)	—	(220)
Proceeds from sale of other assets	—	—	41	—	41
Other	—	—	(60)	—	(60)

Net cash used in investing activities	—	(541)	(2,723)	—	(3,264)

Financing activities:
Proceeds from debt, net	3,345	—	179	—	3,524
Repayment of debt	(1,802)	(164)	(10)	—	(1,976)
Payment of conversion premium on debt	(172)	—	—	—	(172)
Net intercompany borrowings (repayments)	(854)	274	580	—	—
Proceeds from stock issuance, net	24	—	—	—	24
Acquisition of noncontrolling interests	—	—	(10)	—	(10)
Dividends paid to noncontrolling interests	—	—	(3)	—	(3)
Dividends paid to common stockholders	(695)	—	(14)	14	(695)
Other	—	—	(3)	—	(3)

Net cash provided from (used in) financing activities	(154)	110	719	14	689

Effect of exchange rate changes on cash	—	—	4	—	4

Net change in cash and cash equivalents	—	332	(531)	—	(199)
Cash and cash equivalents at beginning of period	—	10	1,750	—	1,760

Cash and cash equivalents at end of period	$—	$342	$1,219	$—	$1,561

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions, except per share, per ounce and per pound amounts)

	For the Year Ended December 31, 2011
Condensed Consolidating Statement of Cash Flows	Newmont Mining Corporation	Newmont USA	Other Subsidiaries	Eliminations	Newmont Mining Corporation Consolidated
Operating activities:
Net income (loss)	$366	$1,207	$769	$(1,370)	$972
Adjustments	(301)	(319)	2,252	1,298	2,930
Net change in operating assets and liabilities	(102)	14	(223)	—	(311)

Net cash provided from (used in) continuing operations	(37)	902	2,798	(72)	3,591
Net cash used in discontinued operations	—	—	(7)	—	(7)

Net cash provided from (used in) operations	(37)	902	2,791	(72)	3,584

Investing activities:
Additions to property, plant and mine development	—	(425)	(2,362)	—	(2,787)
Acquisitions, net	—	—	(2,309)	—	(2,309)
Sale of marketable securities	—	—	81	—	81
Purchases of marketable securities	—	—	(21)	—	(21)
Proceeds from sale of other assets	—	—	9	—	9
Advance to affiliate	—	(2,525)	—	2,525	—
Other	—	—	(40)	—	(40)

Net cash used in investing activities	—	(2,950)	(4,642)	2,525	(5,067)

Financing activities:
Proceeds from debt, net	2,034	—	(23)	—	2,011
Repayment of debt	(2,008)	(253)	(12)	—	(2,273)
Net intercompany borrowings (repayments)	465	—	2,094	(2,559)	—
Proceeds from stock issuance, net	40	—	—	—	40
Dividends paid to noncontrolling interests	—	—	(151)	34	(117)
Dividends paid to common stockholders	(494)	—	(72)	72	(494)
Other	—	—	(21)	—	(21)

Net cash provided from (used in) financing activities	37	(253)	1,815	(2,453)	(854)

Effect of exchange rate changes on cash	—	—	41	—	41

Net change in cash and cash equivalents	—	(2,301)	5	—	(2,296)
Cash and cash equivalents at beginning of period	—	2,311	1,745	—	4,056

Cash and cash equivalents at end of period	$—	$10	$1,750	$—	$1,760

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions, except per share, per ounce and per pound amounts)

	For the Year Ended December 31, 2010
Condensed Consolidating Statement of Cash Flows	Newmont Mining Corporation	Newmont USA	Other Subsidiaries	Eliminations	Newmont Mining Corporation Consolidated
Operating activities:
Net income (loss)	$2,277	$1,048	$2,744	$(2,953)	$3,116
Adjustments	(2,526)	(434)	829	2,949	818
Net change in operating assets and liabilities	(57)	96	(793)	—	(754)

Net cash provided from (used in) continuing operations	(306)	710	2,780	(4)	3,180
Net cash used in discontinued operations	—	—	(13)	—	(13)

Net cash provided from (used in) operations	(306)	710	2,767	(4)	3,167

Investing activities:
Additions to property, plant and mine development	—	(254)	(1,148)	—	(1,402)
Acquisitions, net	—	—	(4)	—	(4)
Sale of marketable securities	—	—	3	—	3
Purchases of marketable securities	—	—	(28)	—	(28)
Proceeds from sale of other assets	—	1	55	—	56
Other	—	—	(44)	—	(44)

Net cash used in investing activities	—	(253)	(1,166)	—	(1,419)

Financing activities:
Repayment of debt	—	(24)	(406)	—	(430)
Net intercompany borrowings (repayments)	484	52	(372)	(164)	—
Proceeds from stock issuance, net	60	—	—	—	60
Sale of noncontrolling interests	—	—	229	—	229
Acquisition of noncontrolling interests	—	—	(110)	—	(110)
Dividends paid to noncontrolling interests	—	—	(598)	136	(462)
Dividends paid to common stockholders	(246)	—	(32)	32	(246)
Other	—	(1)	45	—	44

Net cash provided from (used in) financing activities	298	27	(1,244)	4	(915)

Effect of exchange rate changes on cash	—	—	8	—	8

Net change in cash and cash equivalents	(8)	484	365	—	841
Cash and cash equivalents at beginning of period	8	1,827	1,380	—	3,215

Cash and cash equivalents at end of period	$—	$2,311	$1,745	$—	$4,056

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions, except per share, per ounce and per pound amounts)

	At December 31, 2012
Condensed Consolidating Balance Sheet	Newmont Mining Corporation	Newmont USA	Other Subsidiaries	Eliminations	Newmont Mining Corporation Consolidated
Assets
Cash and cash equivalents	$—	$342	$1,219	$—	$1,561
Trade receivables	—	23	260	—	283
Accounts receivable	20	10	547	—	577
Intercompany receivable	2,748	7,052	5,857	(15,657)	—
Investments	58	7	21	—	86
Inventories	—	104	692	—	796
Stockpiles and ore on leach pads	—	215	571	—	786
Deferred income tax assets	—	109	153	(67)	195
Other current assets	—	46	1,615	—	1,661

Current assets	2,826	7,908	10,935	(15,724)	5,945
Property, plant and mine development, net	—	2,187	15,860	(37)	18,010
Investments	—	6	1,440	—	1,446
Investments in subsidiaries	16,599	6,041	3,115	(25,755)	—
Stockpiles and ore on leach pads	—	401	2,495	—	2,896
Deferred income tax assets	791	146	685	(1,141)	481
Long-term intercompany receivable	3,907	45	564	(4,516)	—
Other long-term assets	52	158	662	—	872

Total assets	$24,175	$16,892	$35,756	$(47,173)	$29,650

Liabilities
Debt	$—	$—	$10	$—	$10
Accounts payable	—	78	579	—	657
Intercompany payable	3,969	5,743	5,945	(15,657)	—
Employee-related benefits	—	149	190	—	339
Income and mining taxes	—	16	35	—	51
Other current liabilities	71	147	1,866	—	2,084

Current liabilities	4,040	6,133	8,625	(15,657)	3,141
Debt	6,069	1	218	—	6,288
Reclamation and remediation liabilities	—	147	1,310	—	1,457
Deferred income tax liabilities	—	20	2,044	(1,206)	858
Employee-related benefits	5	384	197	—	586
Long-term intercompany payable	381	—	4,172	(4,553)	—
Other long-term liabilities	—	11	361	—	372

Total liabilities	10,495	6,696	16,927	(21,416)	12,702

Equity
Newmont stockholders’ equity	13,680	10,196	13,782	(23,885)	13,773
Noncontrolling interests	—	—	5,047	(1,872)	3,175

Total equity	13,680	10,196	18,829	(25,757)	16,948

Total liabilities and equity	$24,175	$16,892	$35,756	$(47,173)	$29,650

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions, except per share, per ounce and per pound amounts)

	At December 31, 2011
Condensed Consolidating Balance Sheet	Newmont Mining Corporation	Newmont USA	Other Subsidiaries	Eliminations	Newmont Mining Corporation Consolidated
Assets
Cash and cash equivalents	$—	$10	$1,750	$—	$1,760
Trade receivables	—	28	272	—	300
Accounts receivable	—	—	320	—	320
Intercompany receivable	1,415	5,903	4,617	(11,935)	—
Investments	72	—	22	—	94
Inventories	—	117	597	—	714
Stockpiles and ore on leach pads	—	187	484	—	671
Deferred income tax assets	134	111	151	—	396
Other current assets	—	29	1,104	—	1,133

Current assets	1,621	6,385	9,317	(11,935)	5,388
Property, plant and mine development, net	—	1,858	14,049	(26)	15,881
Investments	—	14	1,458	—	1,472
Investments in subsidiaries	14,863	5,662	2,838	(23,363)	—
Stockpiles and ore on leach pads	—	307	1,964	—	2,271
Deferred income tax assets	708	212	685	(1,363)	242
Long-term intercompany receivable	3,388	73	745	(4,206)	—
Other long-term assets	35	112	710	—	857

Total assets	$20,615	$14,623	$31,766	$(40,893)	$26,111

Liabilities
Debt	$514	$165	$10	$—	$689
Accounts payable	—	83	478	—	561
Intercompany payable	2,698	4,695	4,542	(11,935)	—
Employee-related benefits	—	137	170	—	307
Income and mining taxes	—	10	240	—	250
Other current liabilities	450	159	1,524	—	2,133

Current liabilities	3,662	5,249	6,964	(11,935)	3,940
Debt	3,578	1	45	—	3,624
Reclamation and remediation liabilities	—	127	1,042	—	1,169
Deferred income tax liabilities	—	21	2,126	(1,363)	784
Employee-related benefits	5	291	163	—	459
Long-term intercompany	567	—	3,639	(4,206)	—
Other long-term liabilities	—	18	372	(26)	364

Total liabilities	7,812	5,707	14,351	(17,530)	10,340

Equity
Newmont stockholders’ equity	12,803	8,916	12,781	(21,604)	12,896
Noncontrolling interests	—	—	4,634	(1,759)	2,875

Total equity	12,803	8,916	17,415	(23,363)	15,771

Total liabilities and equity	$20,615	$14,623	$31,766	$(40,893)	$26,111

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions, except per share, per ounce and per pound amounts)

	For the Year Ended December 31, 2011
	Newmont USA			Other Subsidiaries			Eliminations
Condensed Consolidating Statement of Income	As Previously Presented	Change	As Revised	As Previously Presented	Change	As Revised	As Previously Presented	Change	As Revised
Sales	$6,610	$(4,468)	$2,142	$3,748	$4,468	$8,216	$—	$—	$—
Costs and expenses
Costs applicable to sales	2,358	(1,386)	972	1,570	1,348	2,918	(38)	38	—
Amortization	651	(467)	184	386	467	853	(1)	—	(1)
Reclamation and remediation	69	(54)	15	51	54	105	—	—	—
Exploration	180	(91)	89	170	91	261	—	—	—
Advanced projects, research and development	183	(139)	44	191	139	330	(1)	—	(1)
General and administrative	156	(67)	89	2	107	109	40	(40)	—
Write-down of property, plant and mine development	4	(2)	2	2,080	2	2,082	—	—	—
Other expense, net	166	(127)	39	99	125	224	—	2	2

	3,767	(2,333)	1,434	4,549	2,333	6,882	—	—	—

Other income (expense)
Other income, net	115	(101)	14	76	88	164	—	—	—
Interest income — intercompany	7	18	25	16	(18)	(2)	(175)	—	(175)
Interest expense — intercompany	—	—	—	(156)	—	(156)	175	—	175
Interest expense, net	(16)	8	(8)	(9)	5	(4)	—	—	—

	106	(75)	31	(73)	75	2	—	—	—

Income before income and mining tax and other items	2,949	(2,210)	739	(874)	2,210	1,336	—	—	—
Income and mining tax expense	(1,033)	837	(196)	121	(837)	(716)	—	—	—
Equity income (loss) of affiliates	(19)	683	664	283	2	285	(685)	(685)	(1,370)

Income from continuing operations	1,897	(690)	1,207	(470)	1,375	905	(685)	(685)	(1,370)
Loss from discontinued operations	7	(7)	—	(143)	7	(136)	—	—	—

Net income	$1,904	$(697)	$1,207	$(613)	$1,382	$769	$(685)	$(685)	$(1,370)
Net income attributable to noncontrolling interests	$(697)	$697	$—	$(21)	$(697)	$(718)	$112	$—	$112

Net income attributable to Newmont stockholders	$1,207	$—	$1,207	$(634)	$685	$51	$(573)	$(685)	$(1,258)

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions, except per share, per ounce and per pound amounts)

	For the Year Ended December 31, 2010
	Newmont USA			Other Subsidiaries			Eliminations
Condensed Consolidating Statement of Income	As Previously Presented	Change	As Revised	As Previously Presented	Change	As Revised	As Previously Presented	Change	As Revised
Sales	$6,568	$(4,918)	$1,650	$2,972	$4,918	$7,890	$—	$—	$—
Costs and expenses
Costs applicable to sales	2,171	(1,209)	962	1,341	1,181	2,522	(28)	28	—
Amortization	601	(408)	193	345	408	753	(1)	—	(1)
Reclamation and remediation	48	(35)	13	17	35	52	—	—	—
Exploration	131	(54)	77	87	54	141	—	—	—
Advanced projects, research and development	110	(78)	32	107	78	185	(1)	—	(1)
General and administrative	144	(138)	6	4	168	172	30	(30)	—
Write-down of property, plant and mine development	5	(1)	4	1	1	2	—	—	—
Other expense, net	183	(150)	33	78	148	226	—	2	2

	3,393	(2,073)	1,320	1,980	2,073	4,053	—	—	—

Other income (expense)
Other income, net	29	(27)	2	84	23	107	—	—	—
Interest income — intercompany	7	16	23	5	(16)	(11)	(173)	—	(173)
Interest expense — intercompany	—	—	—	(162)	—	(162)	173	—	173
Interest expense, net	(27)	8	(19)	(6)	(4)	(10)	—	—	—

	9	(3)	6	(79)	3	(76)	—	—	—

Income before income and mining tax and other items	3,184	(2,848)	336	913	2,848	3,761	—	—	—
Income and mining tax expense	(1,114)	1,050	(64)	(221)	(1,050)	(1,271)	—	—	—
Equity income (loss) of affiliates	2	774	776	281	1	282	(2,206)	(775)	(2,981)

Income from continuing operations	2,072	(1,024)	1,048	973	1,799	2,772	(2,206)	(775)	(2,981)
Loss from discontinued operations	2	(2)	—	(30)	2	(28)	28	—	28

Net income	$2,074	$(1,026)	$1,048	$943	$1,801	$2,744	$(2,178)	$(775)	$(2,953)
Net income attributable to noncontrolling interests	$(1,026)	$1,026	$—	$34	$(1,026)	$(992)	$153	$—	$153

Net income attributable to Newmont stockholders	$1,048	$—	$1,048	$977	$775	$1,752	$(2,025)	$(775)	$(2,800)

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions, except per share, per ounce and per pound amounts)

	At December 31, 2011
	Newmont Mining Corporation			Newmont USA			Other Subsidiaries			Eliminations
Condensed Consolidating Statement of Cash Flows	As Previously Presented	Change	As Revised	As Previously Presented	Change	As Revised	As Previously Presented	Change	As Revised	As Previously Presented	Change	As Revised
Operating activities:
Net income (loss)	$366	$—	$366	$1,904	$(697)	$1,207	$(613)	$1,382	$769	$(685)	$(685)	$(1,370)
Adjustments	131	(432)	(301)	624	(943)	(319)	1,490	762	2,252	685	613	1,298
Net change in operating assets and liabilities	(102)	—	(102)	(18)	32	14	(191)	(32)	(223)	—	—	—

Net cash provided from (used in) continuing operations	395	(432)	(37)	2,510	(1,608)	902	686	2,112	2,798	—	(72)	(72)
Net cash used in discontinued operations	—	—	—	—	—	—	(7)	—	(7)	—	—	—

Net cash provided from (used in) operations	395	(432)	(37)	2,510	(1,608)	902	679	2,112	2,791	—	(72)	(72)

Investing activities:
Additions to property, plant and mine development	—	—	—	(1,853)	1,428	(425)	(934)	(1,428)	(2,362)	—	—	—
Acquisitions, net	—	—	—	—	—	—	(2,309)	—	(2,309)	—	—	—
Sale of marketable securities	—	—	—	65	(65)	—	16	65	81	—	—	—
Purchases of marketable securities	—	—	—	(3)	3	—	(18)	(3)	(21)	—	—	—
Proceeds from sale of other assets	—	—	—	(55)	55	—	64	(55)	9	—	—	—
Advance to affiliate	—	—	—	—	(2,525)	(2,525)	—	—	—	—	2,525	2,525
Other	—	—	—	—	—	—	(40)	—	(40)	—	—	—

Net cash used in investing activities	—	—	—	(1,846)	(1,104)	(2,950)	(3,221)	(1,421)	(4,642)	—	2,525	2,525

Financing activities:
Net borrowings (repayments)	26	—	26	(278)	25	(253)	(10)	(25)	(35)	—	—	—
Payment of conversion premium on debt	—	—	—	—	—	—	—	—	—	—	—	—
Net intercompany borrowings (repayments)	33	432	465	(2,559)	2,559	—	2,560	(466)	2,094	(34)	(2,525)	(2,559)
Proceeds from stock issuance, net	40	—	40	—	—	—	—	—	—	—	—	—
Sale of noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—	—
Acquisition of noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—	—
Dividends paid to noncontrolling interests	—	—	—	(151)	151	—	—	(151)	(151)	34	—	34
Dividends paid to common stockholders	(494)	—	(494)	—	—	—	—	(72)	(72)	—	72	72
Other	—	—	—	(24)	24	—	3	(24)	(21)	—	—	—

Net cash provided from (used in) financing activities	(395)	432	37	(3,012)	2,759	(253)	2,553	(738)	1,815	—	(2,453)	(2,453)

Effect of exchange rate changes on cash	—	—	—	(3)	3	—	44	(3)	41	—	—	—

Net change in cash and cash equivalents	—	—	—	(2,351)	50	(2,301)	55	(50)	5	—	—	—
Cash and cash equivalents at beginning of period	—	—	—	3,877	(1,566)	2,311	179	1,566	1,745	—	—	—

Cash and cash equivalents at end of period	$—	$—	$—	$1,526	$(1,516)	$10	$234	$1,516	$1,750	$—	$—	$—

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions, except per share, per ounce and per pound amounts)

	At December 31, 2010
	Newmont Mining Corporation			Newmont USA			Other Subsidiaries			Eliminations
Condensed Consolidating Statement of Cash Flows	As Previously Presented	Change	As Revised	As Previously Presented	Change	As Revised	As Previously Presented	Change	As Revised	As Previously Presented	Change	As Revised
Operating activities:
Net income (loss)	$2,277	$—	$2,277	$2,074	$(1,026)	$1,048	$943	$1,801	$2,744	$(2,178)	$(775)	$(2,953)
Adjustments	(600)	(1,926)	(2,526)	865	(1,299)	(434)	(1,625)	2,454	829	2,178	771	2,949
Net change in operating assets and liabilities	(57)	—	(57)	(512)	608	96	(185)	(608)	(793)	—	—	—

Net cash provided from (used in) continuing operations	1,620	(1,926)	(306)	2,427	(1,717)	710	(867)	3,647	2,780	—	(4)	(4)
Net cash used in discontinued operations	—	—	—	(13)	13	—	—	(13)	(13)	—	—	—

Net cash provided from (used in) operations	1,620	(1,926)	(306)	2,414	(1,704)	710	(867)	3,634	2,767	—	(4)	(4)

Investing activities:
Additions to property, plant and mine development	—	—	—	(721)	467	(254)	(681)	(467)	(1,148)	—	—	—
Acquisitions, net	—	—	—	—	—	—	(4)	—	(4)	—	—	—
Sale of marketable securities	—	—	—	—	—	—	3	—	3	—	—	—
Purchases of marketable securities	—	—	—	(5)	5	—	(23)	(5)	(28)	—	—	—
Proceeds from sale of other assets	—	—	—	16	(15)	1	40	15	55	—	—	—
Other	—	—	—	—	—	—	(44)	—	(44)	—	—	—

Net cash used in investing activities	—	—	—	(710)	457	(253)	(709)	(457)	(1,166)	—	—	—

Financing activities:
Net borrowings (repayments)	—	—	—	(420)	396	(24)	(10)	(396)	(406)	—	—	—
Payment of conversion premium on debt	—	—	—	—	—	—	—	—	—	—	—	—
Net intercompany borrowings (repayments)	(1,442)	1,926	484	(152)	204	52	1,730	(2,102)	(372)	(136)	(28)	(164)
Proceeds from stock issuance, net	60	—	60	—	—	—	—	—	—	—	—	—
Sale of noncontrolling interests	—	—	—	229	(229)	—	—	229	229	—	—	—
Acquisition of noncontrolling interests	—	—	—	—	—	—	(110)	—	(110)	—	—	—
Dividends paid to noncontrolling interests	—	—	—	(598)	598	—	—	(598)	(598)	136	—	136
Dividends paid to common stockholders	(246)	—	(246)	—	—	—	—	(32)	(32)	—	32	32
Other	—	—	—	46	(47)	(1)	(2)	47	45	—	—	—

Net cash provided from (used in) financing activities	(1,628)	1,926	298	(895)	922	27	1,608	(2,852)	(1,244)	—	4	4

Effect of exchange rate changes on cash	—	—	—	1	(1)	—	7	1	8	—	—	—

Net change in cash and cash equivalents	(8)	—	(8)	810	(326)	484	39	326	365	—	—	—
Cash and cash equivalents at beginning of period	8	—	8	3,067	(1,240)	1,827	140	1,240	1,380	—	—	—

Cash and cash equivalents at end of period	$—	$—	$—	$3,877	$(1,566)	$2,311	$179	$1,566	$1,745	$—	$—	$—

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions, except per share, per ounce and per pound amounts)

	At December 31, 2011
	Newmont Mining Corporation			Newmont USA			Other Subsidiaries			Eliminations
Condensed Consolidating Balance Sheet	As Previously Presented	Change	As Revised	As Previously Presented	Change	As Revised	As Previously Presented	Change	As Revised	As Previously Presented	Change	As Revised
Assets
Cash and cash equivalents	$—	$—	$—	$1,526	$(1,516)	$10	$234	$1,516	$1,750	$—	$—	$—
Trade receivables	—	—	—	205	(177)	28	95	177	272	—	—	—
Accounts receivable	1,415	—	1,415	3,447	2,456	5,903	264	4,673	4,937	(4,806)	(7,129)	(11,935)
Investments	72	—	72	—	—	—	22	—	22	—	—	—
Inventories	—	—	—	333	(216)	117	381	216	597	—	—	—
Stockpiles and ore on leach pads	—	—	—	532	(345)	187	139	345	484	—	—	—
Deferred income tax assets	134	—	134	257	(146)	111	5	146	151	—	—	—
Other current assets	—	—	—	91	(62)	29	1,042	62	1,104	—	—	—

Current assets	1,621	—	1,621	6,391	(6)	6,385	2,182	7,135	9,317	(4,806)	(7,129)	(11,935)
Property, plant and mine development, net	—	—	—	6,917	(5,059)	1,858	8,990	5,059	14,049	(26)	—	(26)
Investments	—	—	—	29	(15)	14	1,443	15	1,458	—	—	—
Investments in subsidiaries	14,675	188	14,863	43	5,619	5,662	2,825	13	2,838	(17,543)	(5,820)	(23,363)
Stockpiles and ore on leach pads	—	—	—	1,641	(1,334)	307	630	1,334	1,964	—	—	—
Deferred income tax assets (1)	708	—	708	838	(626)	212	59	626	685	—	(1,363)	(1,363)
Other long-term assets	3,423	—	3,423	641	(456)	185	927	528	1,455	(4,134)	(72)	(4,206)

Total assets	$20,427	$188	$20,615	$16,500	$(1,877)	$14,623	$17,056	$14,710	$31,766	$(26,509)	$(14,384)	$(40,893)

Liabilities
Debt	$514	$—	$514	$165	$—	$165	$10	$—	$10	$—	$—	$—
Accounts payable	2,698	—	2,698	1,327	3,451	4,778	1,343	3,677	5,020	(4,807)	(7,128)	(11,935)
Employee-related benefits	—	—	—	222	(85)	137	85	85	170	—	—	—
Income and mining taxes	—	—	—	45	(35)	10	205	35	240	—	—	—
Other current liabilities	450	—	450	459	(300)	159	3,186	(1,662)	1,524	(1,962)	1,962	—

Current liabilities	3,662	—	3,662	2,218	3,031	5,249	4,829	2,135	6,964	(6,769)	(5,166)	(11,935)
Debt	3,578	—	3,578	1	—	1	45	—	45	—	—	—
Reclamation and remediation liabilities	—	—	—	809	(682)	127	360	682	1,042	—	—	—
Deferred income tax liabilities (1)	—	—	—	732	(711)	21	1,415	711	2,126	—	(1,363)	(1,363)
Employee-related benefits	5	—	5	355	(64)	291	99	64	163	—	—	—
Other long-term liabilities	567	—	567	61	(43)	18	3,895	116	4,011	(4,159)	(73)	(4,232)

Total liabilities	7,812	—	7,812	4,176	1,531	5,707	10,643	3,708	14,351	(10,928)	(6,602)	(17,530)

Equity
Newmont stockholders’ equity	12,615	188	12,803	8,916	—	8,916	5,187	7,594	12,781	(13,822)	(7,782)	(21,604)
Noncontrolling interests	—	—	—	3,408	(3,408)	—	1,226	3,408	4,634	(1,759)	—	(1,759)

Total equity	12,615	188	12,803	12,324	(3,408)	8,916	6,413	11,002	17,415	(15,581)	(7,782)	(23,363)

Total liabilities and stockholders’ equity	$20,427	$188	$20,615	$16,500	$(1,877)	$14,623	$17,056	$14,710	$31,766	$(26,509)	$(14,384)	$(40,893)

(1)	Revision of deferred income taxes includes a presentation adjustment to conform to the guidance outlined in ASC 740, see Note 8 Income and Mining taxes for additional information.

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions, except per share, per ounce and per pound amounts)

NOTE 30     COMMITMENTS AND CONTINGENCIES

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

Estimated future reclamation costs are based principally on legal and regulatory requirements. At December 31, 2012 and 2011, $1,341 and $1,070, respectively, were accrued for reclamation costs relating to currently producing mineral properties in accordance with asset retirement obligation guidance. The current portions of $62 and $47 at December 31, 2012 and 2011, respectively, are included in Other current liabilities.

In addition, the Company is involved in several matters concerning environmental obligations associated with former mining activities. Generally, these matters concern developing and implementing remediation plans at the various sites involved. The Company believes that the related environmental obligations associated with these sites are similar in nature with respect to the development of remediation plans, their risk profile and the compliance required to meet general environmental standards. Based upon the Company’s best estimate of its liability for these matters, $198 and $170 were accrued for such obligations at December 31, 2012 and 2011, respectively. These amounts are included in Other current liabilities and Reclamation and remediation liabilities. Depending upon the ultimate resolution of these matters, the Company believes that it is reasonably possible that the liability for these matters could be as much as 114% greater or 5% lower than the amount accrued at December 31, 2012. The amounts accrued for these matters are reviewed periodically based upon facts and circumstances available at the time. Changes in estimates are recorded in Reclamation and remediation in the period estimates are revised.

Details about certain of the more significant matters involved are discussed below.

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions, except per share, per ounce and per pound amounts)

Newmont Mining Corporation

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

Newmont USA Limited — 100% Newmont Owned

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

Hope Bay Mining Ltd. — 100% Newmont Owned

In July 2011 Environment Canada Enforcement Officers discovered a release of drill water containing calcium chloride on Hope Bay Mining Ltd. (“HBML”) property in Nunavut, Canada. Orbit Garant Drilling Inc. (“Orbit”) operated a diamond drill rig on the HBML property. On February 13, 2013, HBML received service of a summons and charges from a Judge for Nunavut alleging violation of the Fisheries Act relating to the release of drill water and alleged failure to report a discharge. Newmont cannot reasonably predict the outcome of this matter.

PT Newmont Minahasa Raya (“PTNMR”) — 80% Newmont Owned

On March 22, 2007, an Indonesian non-governmental organization named Wahana Lingkungan Hidup Indonesia (“WALHI”) filed a civil suit against PTNMR, the Newmont subsidiary that operated the Minahasa mine in Indonesia, and Indonesia’s Ministry of Energy & Mineral Resources and Ministry of Environment, alleging pollution from the government-approved and permitted disposal of mill tailings into Buyat Bay, and seeking a court order requiring PTNMR to fund a 25-year monitoring program in relation to Buyat Bay. In December 2007, the court ruled in PTNMR’s favor and found that WALHI’s allegations of pollution in Buyat Bay were without merit. In March 2008, WALHI appealed this decision to the Indonesian High Court. On January 27, 2010, the Indonesian High Court upheld the December 2007 ruling in favor of PTNMR. On May 17, 2010, WALHI filed an appeal of the January 27, 2010 Indonesian High Court ruling seeking review from the Indonesian Supreme Court. In December 2012, the Supreme Court notified the parties that it issued its decision rejecting WALHI’s appeal and ruling in favor of PTNMR. The decision is final and binding. Independent sampling and testing of Buyat Bay water and fish, as well as area residents, conducted by the World Health Organization and the Australian Commonwealth Scientific and Industrial Research Organization confirm that PTNMR has not polluted the Buyat Bay environment, and, therefore, has not adversely affected the fish in Buyat Bay or the health of nearby residents. Ongoing monitoring of seawater quality by an Independent

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions, except per share, per ounce and per pound amounts)

Scientific Panel continues to confirm that PTNMR’s operations have not adversely affected the environment. The Company remains steadfast that it has not caused pollution or health problems.

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

Additional lawsuits relating to the Choropampa incident were filed against Yanacocha in the local courts of Cajamarca, Peru, in May 2002 by over 900 Peruvian citizens. A significant number of the plaintiffs in these lawsuits entered into settlement agreements with Yanacocha prior to filing such claims. In April 2008, the Peruvian Supreme Court upheld the validity of these settlement agreements, which the Company expects to result in the dismissal of all claims brought by previously settled plaintiffs. Yanacocha has also entered into settlement agreements with approximately 350 additional plaintiffs. The claims asserted by approximately 200 plaintiffs remain. In 2011, Yanacocha was served with 23 complaints alleging grounds to nullify the settlements entered into between Yanacocha and the plaintiffs. Yanacocha has answered the complaints and the court has dismissed several of the matters and the plaintiffs have filed appeals. All appeals were referred to the Civil Court of Cajamarca, which affirmed the decisions of the lower court judge. The plaintiffs have filed appeals of such orders before the Supreme Court. Yanacocha will continue to vigorously defend its position. Neither the Company nor Yanacocha can reasonably estimate the ultimate loss relating to such claims.

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

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions, except per share, per ounce and per pound amounts)

On December 17, 2010, the Ministry of Energy & Mineral Resources, acting on behalf of the Indonesian government, accepted the offer to acquire the final 7% interest in PTNNT. Subsequently, the Indonesian government designated Pusat Investasi Pemerintah (“PIP”), an agency of the Ministry of Finance, as the entity that will buy the final stake. On May 6, 2011, PIP and the foreign shareholders entered into a definitive agreement for the sale and purchase of the final 7% divestiture stake, subject to receipt of approvals from certain Indonesian government ministries. Subsequent to signing the agreement, a disagreement arose between the Ministry of Finance and the Indonesian parliament in regard to whether parliamentary approval was needed to allow PIP to make the share purchase. In July 2012, the Constitutional Court ruled that parliament approval is required for PIP to use state funds to purchase the shares, which approval has not yet been obtained. Further disputes may arise in regard to the divestiture of the 2010 shares.

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

Additionally, in September 2011, WALHI brought an administrative law claim against Indonesia’s Ministry of Environment to challenge the May 2011 renewal of PTNNT’s submarine tailings permit. PTNNT and the regional government of KSB (“KSB”) filed separate applications for intervention into the proceedings, both of which were accepted by the Administrative Court. KSB intervened on the side of WALHI, and PTNNT joined on the side of the Ministry of Environment. On April 3, 2012, the Administrative Court ruled in favor of the Ministry of Environment and PTNNT, finding that the Ministry of Environment properly renewed the permit in accordance with Indonesian law and regulations. WALHI appealed the verdict. On October 2, 2012, the High Administrative Law Court rejected WALHI’s appeal, after which WALHI filed a notice to appeal the case to the Supreme Court. PTNNT will continue to defend its submarine tailings permit and is confident that the Ministry of Environment acted properly in renewing PTNNT’s permit.

Newmont Mining Corporation claim relating to PTNNT divestiture

Indonesian citizens apparently living in the province of Nusa Tenggara Barat filed a lawsuit against Indonesia’s Ministry of Finance and other government officials (as defendants) and against PTNNT and the Company (as co-defendants). Plaintiffs claim that the purchase by the central government of the final 7% divestiture stake in PTNNT violates, or would violate, their human rights. PTNNT’s alleged liability appears supposedly to arise from being a party involved in the process of divestiture, and the Company’s from being a holding company of PTNNT. The allegations regarding alleged liability are

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions, except per share, per ounce and per pound amounts)

vague and unclear. Plaintiffs seek various relief, including an order requiring the defendants and co-defendants to transfer the final 7% stake to the regional government of Nusa Tenggara Barat and a payment of approximately $247 in damages. After hearings on the matter, the Central Jakarta District Court dismissed the case on November 21, 2012. Plaintiffs did not submit an appeal within the required 14 day time period and therefore the decision of the District Court is final and binding.

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

Subsequent to its initial claim, PTPI filed numerous additional lawsuits, against Newmont Indonesia Limited (“NIL”) and Nusa Tenggara Mining Corporation (“NTMC”), a subsidiary of Sumitomo, in the South Jakarta District Court. Fundamentally, the cases all relate to PTPI’s contention that it owns, or has rights to own, the shares in PTNNT that have been or will be divested to fulfill the requirements of the PTNNT Contract of Work and the March 2009 arbitration award. PTPI also makes various other allegations, including alleged rights in or to the Company’s or NTMC’s non-divestiture shares in PTNNT, and PTPI asserts claims for significant damages allegedly arising from NIL’s and NTMC’s unlawful acts in transferring the divestiture shares to a third party. On November 30, 2010, the South Jakarta District Court rendered a decision in favor of PTPI in one of the cases that included an order that NIL/NTMC transfer 31% of PTNNT shares to PTPI and pay PTPI $26 in damages and certain monetary penalties. On August 7, 2012, the appellate court overturned the decision by the South Jakarta District Court. On June 28, 2011, the South Jakarta District Court ruled in favor of NIL and NTMC in one of PTPI’s lawsuits contending that PTPI has rights in or to NIL’s and NTMC’s non-divestiture shares. PTPI filed an appeal. In March 2012, the District Court dismissed PTPI’s final two cases that were pending at the trial court level. PTPI filed appeals in both of these lawsuits.

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

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions, except per share, per ounce and per pound amounts)

On April 7, 2011, the arbitral tribunal issued a final award, while keeping the proceedings open to allow NIL and NVL to seek further relief as necessary, finding PTPI and its shareholders in breach of various provisions of the financing agreements, including the release agreement. The tribunal, for the second time, ordered PTPI and its agents to restrain from proceeding with the Indonesian lawsuits or filing new lawsuits relating to the same subject matter. In addition, the tribunal ordered PTPI and other shareholder defendants, collectively, to pay more than $11 in damages, costs and expenses. NIL and NVL obtained an enforcement order in Singapore courts and PTPI’s shareholders have partially complied with the order. PTPI and its shareholders did not fully comply with the court order as $10 in damages remains unpaid and the Indonesian lawsuits continued. NIL and NVL registered the final award in the Central Jakarta District Court to seek enforcement in Indonesia.

On October 22, 2012, the Company and PTPI entered into an agreement to resolve their differences under which PTPI committed to dismiss or discontinue all of its litigation within four months. PTPI fulfilled its commitment by effective withdrawal of all litigation against the relevant Newmont and Sumitomo parties, and NIL and NVL discontinued the Singapore arbitration and all related enforcement actions against PTPI.

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

The Company has minimum royalty obligations on one of its producing mines in Nevada for the life of the mine. Amounts paid as a minimum royalty (where production royalties are less than the minimum obligation) in any year are recoverable in future years when the minimum royalty obligation is exceeded. Although the minimum royalty requirement may not be met in a particular year, the Company expects that over the mine life, gold production will be sufficient to meet the minimum royalty requirements. Minimum royalty payments payable are $60 in 2013, $38 in 2014 through 2017 and $317 thereafter.

As part of its ongoing business and operations, the Company and its affiliates are required to provide surety bonds, bank letters of credit and bank guarantees as financial support for various purposes, including environmental reclamation, exploration permitting, workers compensation programs and other general corporate purposes. At December 31, 2012 and December 31, 2011, there were $1,755 and $1,354, respectively, of outstanding letters of credit, surety bonds and bank guarantees. The surety bonds, letters of credit and bank guarantees reflect fair value as a condition of their underlying purpose and are subject to fees competitively determined in the market place. The obligations associated with these instruments are generally related to performance requirements that the Company addresses through its ongoing operations. As the specific requirements are met, the beneficiary of the associated instrument cancels and/or returns the instrument to the issuing entity. Certain of these instruments are associated with operating sites with long-lived assets and will remain outstanding until closure. Generally, bonding requirements associated with environmental regulation are becoming more restrictive. However, the Company believes it is in compliance with all applicable bonding obligations and will be able to satisfy future bonding requirements, through existing or alternative means, as they arise.

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

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions, except per share, per ounce and per pound amounts)

NOTE 31     UNAUDITED SUPPLEMENTARY DATA

Quarterly Data

The following is a summary of selected quarterly financial information (unaudited):

	2012
	Three Months Ended
	March 31	June 30	September 30	December 31
Sales	$2,683	$2,229	$2,480	$2,476
Gross profit(1)	$1,419	$963	$1,103	$1,017
Income from continuing operations(2)	$561	$279	$400	$645
Gain (loss) from discontinued operations(2)	(71)	—	(33)	28

Net income (2)	$490	$279	$367	$673

Income (loss) per common share Basic:
Continuing operations	$1.13	$0.56	$0.81	$1.30
Discontinued operations	(0.14)	—	(0.07)	0.06

	$0.99	$0.56	$0.74	$1.36

Diluted:
Continuing operations	$1.11	$0.56	$0.81	$1.30
Discontinued operations	(0.14)	—	(0.07)	0.06

	$0.97	$0.56	$0.74	$1.36

Weighted average common shares (millions)
Basic	495	496	496	497
Diluted	504	498	499	499
Cash dividends declared per common share	$0.35	$0.35	$0.35	$0.35
Closing price of common stock	$51.27	$48.51	$56.02	$46.44

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

Significant after-tax items were as follows:

Fourth quarter 2012:     (i) a $59 ($0.12 per share, basic) income tax benefit from internal restructuring; (ii) a $40 ($0.08 per share, basic) gain on asset sales, net of loss related to impairment of other assets; (iii) a $28 ($0.06 per share, basic) gain from discontinued operations and (iv) a $6 ($0.01 per share, basic) loss related to restructuring and other;

Third quarter 2012:     (i) a $33 ($0.07 per share, basic) loss from discontinued operations; (ii) a $20 ($0.04 per share, basic) loss related to restructuring and other and (iii) $6 ($0.01 per share, basic) loss related to impairment of assets, net of gain on asset sales;

Second quarter 2012:     (i) a $7 ($0.01 per share, basic) loss related to impairment of assets, net of gain on asset sales;

First quarter 2012:     (i) a $71 ($0.14 per share, basic) loss from discontinued operations and (ii) a $17 ($0.03 per share, basic) loss related to impairment of assets, net of gain on asset sales;

Fourth quarter 2011:     (i) a $1,609 ($3.25 per share, basic) loss related to impairment of Hope Bay and (ii) a $5 ($0.01 per share, basic) gain on asset sales, net of loss related to impairment of other assets;

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions, except per share, per ounce and per pound amounts)

Third quarter 2011:     (i) a $142 ($0.29 per share, basic) loss related to impairment of assets, net of gain on asset sales;

Second quarter 2011:     (i) a $136 ($0.28 per share, basic) loss from discontinued operations; (ii) a $65 ($0.13 per share, basic) income tax benefit from internal restructuring; (iii) a $30 ($0.06 per share, basic) net gain on asset sales and (iv) a $17 ($0.02 per share, basic) loss related to Fronteer acquisition costs;

First quarter 2011: none.

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

Changes in Internal Controls

The Company maintains a system of internal control over financial reporting that is designed to provide reasonable assurance that its books and records accurately reflect transactions and that established policies and procedures are followed. The Company is implementing an enterprise resource planning (“ERP”) system on a staged basis at its most significant subsidiaries around the world, excluding Indonesia. The Company began the implementation of the ERP system in North America during the second quarter of 2012 and continued with the implementation in South America during the third quarter of 2012 and Australia/New Zealand during the fourth quarter of 2012, which resulted in a change to its system of internal control over financial reporting. The Company is implementing the global ERP system to improve standardization and automation, and not in response to a deficiency in its internal control over financial reporting. The Company believes that the implementation of the ERP system and related changes to internal controls will enhance its internal controls over financial reporting while providing the ability to scale its business in the future. See Item 1A, Risk Factors, of this annual report on Form 10-K for risk factors related to the implementation and integration of information technology systems. The Company has taken the necessary steps to monitor and maintain appropriate internal control over financial reporting during this period of change and will continue to evaluate the operating effectiveness of related key controls during subsequent periods.

Management’s report on internal control over financial reporting and the attestation report on management’s assessment are included in Item 8 of this annual report on Form 10-K.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information concerning Newmont’s directors, Audit Committee, Compliance with Section 16(a) of the Exchange Act and Code of Ethics is contained in Newmont’s definitive Proxy Statement, filed pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934 for the 2013 Annual Meeting of Stockholders and is incorporated herein by reference.

Information concerning Newmont’s executive officers is set forth below:

Name	Age	Office
Richard T. O’Brien	58	Chief Executive Officer(1)
Gary J. Goldberg	54	President and Chief Operating Officer(1)
Russell Ball	44	Executive Vice President and Chief Financial Officer
Elaine Dorward-King	55	Executive Vice President, Sustainability and External Relations(2)
Randy Engel	46	Executive Vice President, Strategic Development
Stephen P. Gottesfeld	45	Executive Vice President, General Counsel and Corporate Secretary
William N. MacGowan	55	Executive Vice President, Human Resources and Communications
Thomas Kerr	52	Senior Vice President, North America
Carlos Santa Cruz	57	Senior Vice President, Australia and New Zealand
David Schummer	41	Senior Vice President, Africa
David V. Gutierrez	58	Vice President, Planning and Tax
Christopher S. Howson	42	Vice President and Controller
Thomas P. Mahoney	57	Vice President and Treasurer

(1)

As disclosed in the Company’s previously filed Form 8-K, Mr. O’Brien will continue to serve in such role until March 1, 2013 when he will step down from the Chief Executive Officer position and retire from the Board of Directors in accordance with the Company’s Corporate Governance Guidelines. Mr. Goldberg will succeed Mr. O’Brien and will become President and Chief Executive Officer and join Newmont’s Board of Directors, effective March 1, 2013.

(2)	Dr. Dorward-King’s election will be effective as of March 18, 2013.

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

Mr. O’Brien is Newmont’s Chief Executive Officer and will continue to serve in such role until March 1, 2013. He was elected President and Chief Executive Officer in July 2007, having served as President and Chief Financial Officer from April 2007 to July 2007, Executive Vice President and Chief Financial Officer from September 2006 to April 2007 and Senior Vice President and Chief Financial Officer during 2005 and 2006. Mr. O’Brien was Executive or Senior Vice President and Chief Financial Officer of AGL Resources from 2001 to 2005.

Mr. Goldberg was elected President and Chief Operating Officer in July 2012, having previously served as Executive Vice President and Chief Operating Officer since December 2011, when he joined Newmont. Mr. Goldberg will succeed Mr. O’Brien and will become President and Chief Executive Officer and join Newmont’s Board of Directors, effective March 1, 2013. Mr. Goldberg previously served as President and Chief Executive Officer, Rio Tinto Minerals since 2006 and President and Chief Executive Officer, Rio Tinto Borax from 2004 to 2006.

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

Dr. Dorward-King has been chosen to be elected Executive Vice President of Sustainability & External Relations, effective March 18, and will join the Company on such date. Dr. Dorward-King served as Managing Director of Richards Bay Minerals in South Africa from 2011 through 2012. Dr. Dorward-King previously served as the Global Head of Health, Safety and Environment at Rio Tinto from 2002 to 2010 and also held leadership positions with Rio Tinto’s copper and borates businesses. Prior to that, she worked for Ebasco Environmental and for Monsanto Company as a chemist, research specialist and product manager.

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

Mr. Gottesfeld was elected Executive Vice President, General Counsel and Corporate Secretary in February 2013 after serving as Senior Vice President, General Counsel and Corporate Secretary since February 2012 and Vice President and General Counsel since January 2010. Mr. Gottesfeld was Vice President, Communications and Public Affairs from 2006 to 2010. Mr. Gottesfeld was Newmont’s Associate General Counsel from 2004 to 2006, responsible for Newmont’s Latin American, African and Central Asian legal affairs. From 2002 to 2004, Mr. Gottesfeld was Newmont’s Associate General Counsel and General Manager of Newmont Peru S.R.L., working in Lima, Peru.

Mr. MacGowan was elected Executive Vice President, Human Resources and Communications, in February 2010, when he joined Newmont. Mr. MacGowan previously served as Executive Vice President and Chief Human Resources Officer, People and Places for Sun Microsystems from 2006 to 2010; Senior Vice President, Human Resources, 2004 to 2006; Vice President, Human Resources, Global Centers of Expertise, 2002 to 2004; Vice President, Human Resources, Engineering and Operations, 2001 to 2002; Vice President, Human Resources, Enterprise Services, 1999 to 2001 and; Director, Human Resources, Enterprise Services, 1998 to 1999.

Mr. Kerr was elected Senior Vice President, North America, in December 2009, having served as Vice President, Newmont USA Limited, North American Operations since November 2008. Mr. Kerr previously served as Phoenix Project Manager, Senior Manager-Surface Operations and General Manager-Twin Creeks Operation from 2004 to 2008, Midas Site Manager from 2003 to 2004 and Project Manager of Newmont’s Corporate Development Transformation Project from 2002 to 2003.

Mr. Santa Cruz was named Senior Vice President, Australia and New Zealand, in February 2013 having served as Senior Vice President, South American Operations, since October 2008 and Vice President, South American Operations from 2001 to 2008. He served as General Manager of Minera Yanacocha S.R.L. from 1997 to 2001 after having previously served as Assistant General Manager from 1995 to 1997 and Operation Manager from 1992 to 1995.

Mr. Schummer was elected Senior Vice President, Africa in April 2011, having previously served as Group Executive Operations, North America and Group Executive Business Excellence since 2010, General Manager Operations Yanacocha, Peru from 2007 to 2010, Mine Manager and Mine Superintendent at Yanacocha, Peru from 2003 to 2006. Previously, he served as Mine Superintendent and General Foreman in Sumbawa, Indonesia for the Batu Hijau Project from 1999 to 2003.

Mr. Gutierrez was elected Vice President, Planning and Tax in November 2009, having served as Vice President, Accounting and Tax from 2007 to 2009 and Vice President, Tax from 2005 to 2007. Prior to joining Newmont he was a partner with KPMG LLP from 2002 to 2005, serving as the Denver office Tax Managing Partner from 2003 to 2005.

Mr. Howson was elected Vice President and Controller in October 2012, having served as Vice President, Internal Audit since July 2011. Prior to joining the Company, Mr. Howson served various roles at KPMG since 1993 where he was Partner for Risk and Compliance Services since 2006.

Mr. Mahoney was elected Vice President and Treasurer of Newmont in 2002. He served as Treasurer of Newmont from 2001 to 2002. Previously, he served as Assistant Treasurer from 1997 to 2001. Mr. Mahoney joined Newmont as Assistant Treasurer, International in 1994.

ITEM 11.	EXECUTIVE COMPENSATION

Information concerning this item is contained in Newmont’s definitive Proxy Statement, filed pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934 for the 2013 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information concerning this item is contained in Newmont’s definitive Proxy Statement, filed pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934 for the 2013 Annual Meeting of Stockholders and incorporated herein by reference.

Equity Compensation Plan Information

The following table sets forth at December 31, 2012 information regarding Newmont’s Common Stock that may be issued under Newmont’s equity compensation plans:

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b) (1)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders (2)	5,784,780	48.68	7,842,793	(3)

(1)	The weighted average exercise price does not take into account the shares issuable upon vesting of director stock units and restricted stock units.

(2)	Newmont’s 2005 Stock Incentive Plan was approved by the stockholders on April 27, 2005. A maximum of 20,000,000 shares of Newmont’s Common Stock were authorized to be issued under this plan. Out of this maximum number of shares, no more than 10,000,000 shares may be awarded as restricted stock and other stock based awards. In addition, no more than 1,000,000 shares may be awarded without agreements providing for vesting in full in three years or more, subject to certain exceptions such as shares subject to performance-based conditions.

(3)	Securities remaining available for future issuance under the 2005 Stock Incentive Plan. No additional grants or awards will be made under any of the Company’s other plans.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information concerning this item is contained in Newmont’s definitive Proxy Statement, filed pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934 for the 2013 Annual Meeting of Stockholders and incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information concerning this item is contained in Newmont’s definitive Proxy Statement, filed pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934 for the 2013 Annual Meeting of Stockholders and incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following documents are filed as a part of this report:

(a) Financial Statements

(1)	The Consolidated Financial Statements, together with the report thereon of PricewaterhouseCoopers LLP dated February 22, 2013, are included as part of Item 8, Financial Statements and Supplementary Data, commencing on page 80 above.

(2)	Financial Statement Schedules:

Included on page SCH-1 is Schedule II – Valuation and Qualifying Accounts.

(3)	Exhibits

Reference is made to the Exhibit Index beginning on page E-1 hereof.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

NEWMONT MINING CORPORATION

By:	/s/ STEPHEN P. GOTTESFELD
Stephen P. Gottesfeld Executive Vice President, General Counsel and Corporate Secretary

February 22, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 22, 2013.

Signature	Title

* Richard T. O’Brien	Chief Executive Officer and Director (Principal Executive Officer)

* Russell Ball	Executive Vice President and Chief Financial Officer (Principal Financial Officer)

* Christopher S. Howson	Vice President and Controller (Principal Accounting Officer)

Bruce R. Brook*	Director

J. Kofi Bucknor*	Director

Vincent A. Calarco*	Director

Joseph A. Carrabba*	Director

Noreen Doyle*	Director

Veronica M. Hagen*	Director

Jane Nelson*	Director

John B. Prescott*	Director

Donald C. Roth*	Director

Simon R. Thompson*	Director

*By:	/s/ STEPHEN P. GOTTESFELD
Stephen P. Gottesfeld Attorney-in-Fact

S-1

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

	Years Ended December 31,
	2012	2011	2010
	(in millions)
Deferred Income Tax Valuation Allowance
Balance at January 1	$977	$435	$437
Additions to deferred income tax expense	762	723	22
Reduction of deferred income tax expense	(103)	(149)	(24)
Valuation release to equity	(10)	(32)	—

Balance at December 31	$1,626	$977	$435

See also Note 8 to the Consolidated Financial Statements.

SCH-1

EXHIBIT INDEX

Exhibit Number		Description

1.1	—	Underwriting Agreement relating to the sale of the Shares, dated January 28, 2009 between Newmont, Citigroup Global Markets Inc. and J.P. Morgan Securities Inc. as representatives of the several underwriters named therein. Incorporated by reference to Exhibit 1.1 to Registrant’s Form 8-K filed with the Securities and Exchange Commission on February 3, 2009.

1.2	—	Underwriting Agreement relating to the sale of the 2012 Notes, dated January 28, 2009 between Newmont, Citigroup Global Markets Inc. and J.P. Morgan Securities Inc. as representatives of the several underwriters named therein. Incorporated by reference to Exhibit 1.2 to Registrant’s Form 8-K filed with the Securities and Exchange Commission on February 3, 2009.

1.3	—	Underwriting Agreement dated September 15, 2009, among Registrant, Newmont USA Limited and Deutsche Bank Securities Inc., and UBS Securities LLC, as representatives of the several Underwriters named therein. Incorporated by reference to Exhibit 1.1 to Registrant’s Form 8-K filed with the Securities and Exchange Commission on September 18, 2009.

2.1	—	Agreement dated October 8, 2007, among Registrant, Newmont Mining B.C. Limited and Miramar Mining Corporation. Incorporated by reference to Exhibit 2.1 to Registrant’s Form 8-K filed with the Securities and Exchange Commission on October 10, 2007 and Exhibit 7.3 to Registrant’s Schedule 13D filed with the Securities and Exchange Commission on October 9, 2007.

2.2	—	Acquisition Agreement, dated November 30, 2007, between Registrant and Franco-Nevada Corporation. Incorporated by reference to Exhibit 99.1 to Registrant’s Form 8-K/A filed with the Securities and Exchange Commission on December 26, 2007.

2.3	—	Arrangement Agreement, dated as of February 3, 2011, by and among Registrant, Fronteer Gold Inc. and Pilot Gold Inc. Incorporated by reference to Exhibit 2.1 to Registrant’s Form 8-K, filed with the Securities and Exchange Commission on February 8, 2011.

3.1	—	Certificate of Incorporation of Registrant, restated as of October 28, 2009. Incorporated by reference to Exhibit 3.1 to Registrant’s Form 10-Q for the period September 30, 2009, and filed with the Securities and Exchange Commission on October 29, 2009.

3.2	—	Certificate of Designations of the New Special Voting Stock. Incorporated by reference to Exhibit 3.3 to the Registrant’s Registration Statement on Form S-3, filed with the Securities and Exchange Commission on December 14, 2011.

3.3	—	Certificate of Elimination of the Special Voting Stock. Incorporated by reference to Exhibit 3.2 to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on December 19, 2011.

3.4	—	By-laws of the Registrant as amended and restated effective December 8, 2010. Incorporated by reference to Exhibit 3.1 to Registrant’s Form 8-K filed with the Securities and Exchange Commission on December 10, 2010.

4.1	—	Indenture, dated as of March 22, 2005, among Registrant, Newmont USA Limited and Citibank, N.A. Incorporated by reference to Exhibit 4.1 to Registrant’s Form 8-K filed with the Securities and Exchange Commission on March 22, 2005.

4.2	—	Form of 5.875% Note due 2035 issued pursuant to Indenture, dated as of March 22, 2005, among Registrant, Newmont USA Limited and Citibank, N.A. Incorporated by reference to Exhibit 4.2 to Registrant’s Form 8-K filed with the Securities and Exchange Commission on March 22, 2005.

Exhibit Number		Description

4.3	—	Indenture, dated as of July 17, 2007, among Registrant, Newmont USA Limited and The Bank of New York Trust Company, N.A. relating to 1.250% Convertible Senior Notes due 2014. Incorporated by reference to Exhibit 4.1 to Registrant’s Quarterly Report on Form 10-Q for the period June 30, 2007, filed with the Securities and Exchange Commission on August 2, 2007.

4.4	—	Indenture, dated as of July 17, 2007, among Registrant, Newmont USA Limited and The Bank of New York Trust Company, N.A relating to 1.625% Convertible Senior Notes due 2017. Incorporated by reference to Exhibit 4.2 to Registrant’s Quarterly Report on Form 10-Q for the period June 30, 2007, filed with the Securities and Exchange Commission on August 2, 2007.

4.5	—	Indenture, dated as of February 3, 2009, by and among Registrant, Newmont USA Limited and The Bank of New York Mellon Trust Company, N.A., as trustee (including form of 3.00% Convertible Senior Note due 2012). Incorporated by reference to Exhibit 4.1 of Registrant’s Form 8-K filed with the Securities and Exchange Commission on February 3, 2009.

4.6	—	Indenture, dated September 18, 2009, among Registrant, Newmont USA Limited and The Bank of New York Mellon Trust Company, N.A., as trustee. Incorporated by reference to Exhibit 4.1 to Registrant’s Form 10-Q for the period September 30, 2009, and filed with the Securities and Exchange Commission on October 29, 2009.

4.7	—	First Supplemental Indenture, dated September 18, 2009, among Registrant, Newmont USA Limited and The Bank of New York Mellon Trust Company, N.A., as trustee (including form of 5.125% Senior Note due 2019, form of 6.250% Senior Note due 2039, and forms of Guaranty for the 2019 Notes and 2039 Notes) . Incorporated by reference to Exhibit 4.2 to Registrant’s Form 10-Q for the period September 30, 2009, and filed with the Securities and Exchange Commission on October 29, 2009.

4.8	—	Pass Through Trust Agreement dated as of July 15, 1994, between Newmont Gold Company (now known as “Newmont USA Limited”) and The First National Bank of Chicago relating to the Pass Through Certificates, Series 1994-A1. (The front cover of this Exhibit indicates the material differences between such Exhibit and the substantially similar (except for price-related information) Pass-Through Agreement between Newmont Gold Company (now known as “Newmont USA Limited”) and The First National Bank of Chicago relating to the Pass-Through Certificates, Series 1994-A2.) Incorporated by reference to Exhibit 4.1 to Newmont Gold Company’s Quarterly Report on Form 10-Q for the period September 30, 1994.

4.9	—	Lease dated as of September 30, 1994, between Newmont Gold Company (now known as “Newmont USA Limited”) and Shawmut Bank Connecticut, National Association relating to Trust No. 1 and a 75% undivided interest in Newmont Gold Company’s refractory gold ore treatment facility. (The front cover of this Exhibit indicates the material differences between such Exhibit and the substantially similar (except for price-related information) entered into on the same date relating to the remaining 25% undivided interest in the facility.) Incorporated by reference to Exhibit 4.2 to Newmont Gold Company’s Quarterly Report on Form 10-Q for the period September 30, 1994.

4.10	—	Trust Indenture and Security Agreement dated as of July 15, 1994, between Shawmut Bank Connecticut, National Association and The First National Bank of Chicago relating to Trust No. 1 and a 75% undivided interest in Newmont Gold Company’s (now known as “Newmont USA Limited”) refractory gold ore treatment facility. (The front cover of this Exhibit indicates the material differences between such Exhibit and the substantially similar (except for price-related information) entered into on the same date relating to the remaining 25% undivided interest in the facility.) Incorporated by reference to Exhibit 4.3 to Newmont Gold Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1994.

Exhibit Number		Description

4.11	—	See footnote(1).

10.1	—	Savings Equalization Plan, amended and restated, of Newmont USA Limited, a wholly owned subsidiary of the Registrant, effective December 31, 2008 Incorporated by reference to Exhibit 10.1 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008.

10.2	—	Amendment One to the December 31, 2008 restated Savings Equalization Plan of Newmont USA Limited, a wholly owned subsidiary of the Registrant, effective January 1, 2010; Amendment Two to the December 31, 2008 restated Savings Equalization Plan of Newmont USA Limited, a wholly owned subsidiary of the Registrant, effective January 1, 2011, filed with the Securities and Exchange Commission on February 24, 2012.

10.3	—	Pension Equalization Plan, amended and restated, of Newmont USA Limited, a wholly owned subsidiary of the Registrant, effective December 31, 2008 Incorporated by reference to Exhibit 10.2 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008.

10.4	—	1996 Employees Stock Plan amended and restated effective as of March 17, 1999. Incorporated by reference to Exhibit 10(d) to Newmont Mining Corporation’s Annual Report on Form 10-K for the year ended December 31, 199 8.

10.5	—	1999 Employees Stock Plan. Incorporated by reference to Exhibit 10(e) to Newmont Mining Corporation’s Annual Report on Form 10-K for the year ended December 31, 1998.

10.6	—	2005 Stock Incentive Plan, amended and restated effective October 26, 2005. Incorporated by reference to Exhibit 10.1 of Registrant’s Form 8-K filed with the Securities and Exchange Commission on October 31, 2005.

10.7	—	Form of Award Agreement used for Executive Officers to grant stock options pursuant to Registrant’s 1996 Employees Stock Plan. Incorporated herein by reference to Exhibit 99.2 of Registrant’s Form 8-K filed with the Securities and Exchange Commission on December 13, 2004.

10.8	—	Form of Award Agreement used for Executive Officers to grant stock options pursuant to Registrant’s 1999 Employees Stock Plan. Incorporated herein by reference to Exhibit 10.1 of Registrant’s Form 8-K filed with the Securities and Exchange Commission on March 2, 2005.

10.9	—	Form of Award Agreement used for Executive Officers to grant stock options pursuant to Registrant’s 2005 Stock Incentive Plan. Incorporated herein by reference to Exhibit 10.2 of Registrant’s Form 8-K filed with the Securities and Exchange Commission on October 26, 2005.

10.10	—	Form of Award Agreement used for Executive Officers to grant restricted stock units pursuant to the Registrant’s 2005 Stock Incentive Plan. Incorporated by reference to Exhibit 10.1 to Registrant’s Form 10-Q for the period March 31, 2009, and filed with the Securities and Exchange Commission on April 30, 2009.

10.11	—	Award Agreement for Richard O’Brien dated October 31, 2008 to grant restricted stock pursuant to Registrant’s 2005 Stock Incentive Plan. Incorporated by reference to Exhibit 10.13 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008.

10.12	—	Award Agreement for Richard O’Brien dated October 31, 2008 to grant stock options pursuant to Registrant’s 2005 Stock Incentive Plan. Incorporated by reference to Exhibit 10.14 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008.

Exhibit Number		Description

10.13	—	Form of Award Agreement used for non-employee directors to grant director stock units pursuant to the 2005 Stock Incentive Plan. Incorporated herein by reference to Exhibit 10.1 of Registrant’s Form 8-K filed with the Securities and Exchange Commission on June 17, 2005.

10.14	—	Annual Incentive Compensation Program of Registrant, as amended and restated effective January 1, 2012, filed herewith.

10.15	—	Strategic Stock Unit Bonus Program for Grades E-5 to E-6 of Registrant, effective January 1, 2012, filed herewith.

10.16	—	Senior Executive Compensation Program of Registrant, as amended and restated effective January 1, 2012, filed herewith.

10.17	—	Amended and Restated Officers’ Death Benefit Plan effective January 1, 2004 of Newmont USA Limited, a wholly owned subsidiary of Registrant. Incorporated herein by reference to Exhibit 10.1 to Registrant’s Form 8-K filed with the Securities and Exchange Commission on December 22, 2004.

10.18	—	Amendment One to the January 1, 2004 Officer’s Death Benefit Plan of Newmont, amended and restated by Newmont USA Limited, a wholly owned subsidiary of Registrant, effective January 1, 2011, filed herewith.

10.19	—	Executive Change of Control Plan, amended and restated effective December 31, 2008, of Newmont USA Limited, a wholly owned subsidiary of Registrant. Incorporated by reference to Exhibit 10.20 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008.

10.20	—	Amendment One to the December 31, 2008 Executive Change of Control Plan of Newmont, amended and restated by Newmont USA Limited, a wholly owned subsidiary of Registrant, effective January 1, 2012; Amendment Two to the December 31, 2008 Executive Change of Control Plan of Newmont, amended and restated by Newmont USA Limited, a wholly owned subsidiary of Registrant, effective January 1, 2012, filed with the Securities and Exchange Commission on February 24, 2012.

10.21	—	Credit Agreement dated as of May 20, 2011 among Newmont Mining Corporation, the lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent, incorporated by reference to Exhibit 10.1 to Registrant’s Form 10-Q for the period June 30, 2011, filed with the Securities and Exchange Commission on July 29, 2011.

10.22	—	Letter Agreement dated May 3, 2010 between Registrant and Robert J. Miller. Incorporated herein by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010.

10.23	—	Purchase Agreement, dated as of July 11, 2007, by and among Newmont Mining Corporation, Newmont USA Limited and J.P. Morgan Securities Inc. and Citigroup Global Markets Inc., as Representatives of the several Initial Purchasers listed in Schedule I thereto. Incorporated by reference as Exhibit 10.1 to Registrant’s Form 10-Q for the period June 30, 2007, filed with the Securities and Exchange Commission on August 2, 2007.

10.24	—	Confirmation of Convertible Note Hedge, dated as of July 11, 2007, between Newmont Mining Corporation and JPMorgan Chase Bank, National Association, London Branch (with respect to 2014 Notes). Incorporated by reference as Exhibit 10.2 to Registrant’s Form 10-Q for the period June 30, 2007, filed with the Securities and Exchange Commission on August 2, 2007.

Exhibit Number		Description

10.25	—	Confirmation of Convertible Note Hedge, dated as of July 11, 2007, between Newmont Mining Corporation and JPMorgan Chase Bank, National Association, London Branch (with respect to 2017 Notes). Incorporated by reference as Exhibit 10.3 to Registrant’s Form 10-Q for the period June 30, 2007, filed with the Securities and Exchange Commission on August 2, 2007.

10.26	—	Confirmation of Convertible Note Hedge, dated as of July 11, 2007, between Newmont Mining Corporation and Citibank, N.A. (with respect to 2014 Notes). Incorporated by reference as Exhibit 10.4 to Registrant’s Form 10-Q for the period June 30, 2007, filed with the Securities and Exchange Commission on August 2, 2007. 2007.

10.27	—	Confirmation of Convertible Note Hedge, dated as of July 11, 2007, between Newmont Mining Corporation and Citibank, N.A. (with respect to 2017 Notes). Incorporated by reference as Exhibit 10.5 to Registrant’s Form 10-Q for the period June 30, 2007, filed with the Securities and Exchange Commission on August 2, 2007.

10.28	—	Confirmation of Convertible Note Hedge, dated as of July 11, 2007, between Newmont Mining Corporation and UBS AG, London Branch (with respect to 2014 Notes). Incorporated by reference as Exhibit 10.6 to Registrant’s Form 10-Q for the period June 30, 2007, filed with the Securities and Exchange Commission on August 2, 2007.

10.29	—	Confirmation of Convertible Note Hedge, dated as of July 11, 2007, between Newmont Mining Corporation and UBS AG, London Branch (with respect to 2017 Notes). Incorporated by reference as Exhibit 10.7 to Registrant’s Form 10-Q for the period June 30, 2007, filed with the Securities and Exchange Commission on August 2, 2007.

10.30	—	Confirmation of Convertible Note Hedge, dated as of July 11, 2007, between Newmont Mining Corporation and Deutsche Bank AG, London Branch (with respect to 2014 Notes). Incorporated by reference as Exhibit 10.8 to Registrant’s Form 10-Q for the period June 30, 2007, filed with the Securities and Exchange Commission on August 2, 2007.

10.31	—	Confirmation of Convertible Note Hedge, dated as of July 11, 2007, between Newmont Mining Corporation and Deutsche Bank AG, London Branch (with respect to 2017 Notes). Incorporated by reference as Exhibit 10.9 to Registrant’s Form 10-Q for the period June 30, 2007, filed with the Securities and Exchange Commission on August 2, 2007.

10.32	—	Confirmation of Convertible Note Warrant Transaction, dated as of July 11, 2007, between Newmont Mining Corporation and JPMorgan Chase Bank, National Association, London Branch (with respect to 2014 Notes). Incorporated by reference as Exhibit 10.10 to Registrant’s Form 10-Q for the period June 30, 2007, filed with the Securities and Exchange Commission on August 2, 2007.

10.33	—	Confirmation of Convertible Note Warrant Transaction, dated as of July 11, 2007, between Newmont Mining Corporation and JPMorgan Chase Bank, National Association, London Branch (with respect to 2017 Notes). Incorporated by reference as Exhibit 10.11 to Registrant’s Form 10-Q for the period June 30, 2007, filed with the Securities and Exchange Commission on August 2, 2007.

10.34	—	Confirmation of Convertible Note Warrant Transaction, dated as of July 11, 2007, between Newmont Mining Corporation and Citibank, N.A. (with respect to 2014 Notes). Incorporated by reference as Exhibit 10.12 to Registrant’s Form 10-Q for the period June 30, 2007, filed with the Securities and Exchange Commission on August 2, 2007.

10.35	—	Confirmation of Convertible Note Warrant Transaction, dated as of July 11, 2007, between Newmont Mining Corporation and Citibank, N.A. (with respect to 2017 Notes). Incorporated by reference as Exhibit 10.13 to Registrant’s Form 10-Q for the period June 30, 2007, filed with the Securities and Exchange Commission on August 2, 2007.

Exhibit Number		Description

10.36	—	Confirmation of Convertible Note Warrant Transaction, dated as of July 11, 2007, between Newmont Mining Corporation and UBS AG, London Branch (with respect to 2014 Notes). Incorporated by reference as Exhibit 10.14 to Registrant’s Form 10-Q for the period June 30, 2007, filed with the Securities and Exchange Commission on August 2, 2007.

10.37	—	Confirmation of Convertible Note Warrant Transaction, dated as of July 11, 2007, between Newmont Mining Corporation and UBS AG, London Branch (with respect to 2017 Notes). Incorporated by reference as Exhibit 10.15 to Registrant’s Form 10-Q for the period June 30, 2007, filed with the Securities and Exchange Commission on August 2, 2007.

10.38	—	Confirmation of Convertible Note Warrant Transaction, dated as of July 11, 2007, between Newmont Mining Corporation and Deutsche Bank AG, London Branch (with respect to 2014 Notes). Incorporated by reference as Exhibit 10.16 to Registrant’s Form 10-Q for the period June 30, 2007, filed with the Securities and Exchange Commission on August 2, 2007.

10.39	—	Confirmation of Convertible Note Warrant Transaction, dated as of July 11, 2007, between Newmont Mining Corporation and Deutsche Bank AG, London Branch (with respect to 2017 Notes). Incorporated by reference as Exhibit 10.17 to Registrant’s on Form 10-Q for the period June 30, 2007, filed with the Securities and Exchange Commission on August 2, 2007.

10.40	—	Confirmation of Convertible Note Hedge, dated as of July 13, 2007, between Newmont Mining Corporation and JPMorgan Chase Bank, National Association, London Branch (with respect to 2014 Notes). Incorporated by reference as Exhibit 10.18 to Registrant’s Form 10-Q for the period June 30, 2007, filed with the Securities and Exchange Commission on August 2, 2007.

10.41	—	Confirmation of Convertible Note Hedge, dated as of July 13, 2007, between Newmont Mining Corporation and JPMorgan Chase Bank, National Association, London Branch (with respect to 2017 Notes). Incorporated by reference as Exhibit 10.19 to Registrant’s Form 10-Q for the period June 30, 2007, filed with the Securities and Exchange Commission on August 2, 2007.

10.42	—	Confirmation of Convertible Note Hedge, dated as of July 13, 2007, between Newmont Mining Corporation and Citibank, N.A. (with respect to 2014 Notes). Incorporated by reference as Exhibit 10.20 to Registrant’s Form 10-Q for the period June 30, 2007, filed with the Securities and Exchange Commission on August 2, 2007.

10.43	—	Confirmation of Convertible Note Hedge, dated as of July 13, 2007, between Newmont Mining Corporation and Citibank, N.A. (with respect to 2017 Notes). Incorporated by reference as Exhibit 10.21 to Registrant’s Form 10-Q for the period June 30, 2007, filed with the Securities and Exchange Commission on August 2, 2007.

10.44	—	Confirmation of Convertible Note Hedge, dated as of July 13, 2007, between Newmont Mining Corporation and UBS AG, London Branch (with respect to 2014 Notes). Incorporated by reference as Exhibit 10.22 to Registrant’s Form 10-Q for the period June 30, 2007, filed with the Securities and Exchange Commission on August 2, 2007.

10.45	—	Confirmation of Convertible Note Hedge, dated as of July 13, 2007, between Newmont Mining Corporation and UBS AG, London Branch (with respect to 2017 Notes). Incorporated by reference as Exhibit 10.23 to Registrant’s Form 10-Q for the period June 30, 2007, filed with the Securities and Exchange Commission on August 2, 2007.

Exhibit Number		Description

10.46	—	Confirmation of Convertible Note Hedge, dated as of July 13, 2007, between Newmont Mining Corporation and Deutsche Bank AG, London Branch (with respect to 2014 Notes). Incorporated by reference as Exhibit 10.24 to Registrant’s Form 10-Q for the period June 30, 2007, filed with the Securities and Exchange Commission on August 2, 2007.

10.47	—	Confirmation of Convertible Note Hedge, dated as of July 13, 2007, between Newmont Mining Corporation and Deutsche Bank AG, London Branch (with respect to 2017 Notes). Incorporated by reference as Exhibit 10.25 to Registrant’s Form 10-Q for the period June 30, 2007, filed with the Securities and Exchange Commission on August 2, 2007.

10.48	—	Confirmation of Convertible Note Warrant Transaction, dated as of July 13, 2007, between Newmont Mining Corporation and JPMorgan Chase Bank, National Association, London Branch (with respect to 2014 Notes). Incorporated by reference as Exhibit 10.26 to Registrant’s Form 10-Q for the period June 30, 2007, filed with the Securities and Exchange Commission on August 2, 2007.

10.49	—	Confirmation of Convertible Note Warrant Transaction, dated as of July 13, 2007, between Newmont Mining Corporation and JPMorgan Chase Bank, National Association, London Branch (with respect to 2017 Notes). Incorporated by reference as Exhibit 10.27 to Registrant’s Form 10-Q for the period June 30, 2007, filed with the Securities and Exchange Commission on August 2, 2007.

10.50	—	Confirmation of Convertible Note Warrant Transaction, dated as of July 13, 2007, between Newmont Mining Corporation and Citibank, N.A. (with respect to 2014 Notes). Incorporated by reference as Exhibit 10.28 to Registrant’s Form 10-Q for the period June 30, 2007, filed with the Securities and Exchange Commission on August 2, 2007.

10.51	—	Confirmation of Convertible Note Warrant Transaction, dated as of July 13, 2007, between Newmont Mining Corporation and Citibank, N.A. (with respect to 2017 Notes). Incorporated by reference as Exhibit 10.29 to Registrant’s Form 10-Q for the period June 30, 2007, filed with the Securities and Exchange Commission on August 2, 2007.

10.52	—	Confirmation of Convertible Note Warrant Transaction, dated as of July 13, 2007, between Newmont Mining Corporation and UBS AG, London Branch (with respect to 2014 Notes). Incorporated by reference as Exhibit 10.30 to Registrant’s Form 10-Q for the period June 30, 2007, filed with the Securities and Exchange Commission on August 2, 2007.

10.53	—	Confirmation of Convertible Note Warrant Transaction, dated as of July 13, 2007, between Newmont Mining Corporation and UBS AG, London Branch (with respect to 2017 Notes). Incorporated by reference as Exhibit 10.31 to Registrant’s Form 10-Q for the period June 30, 2007, filed with the Securities and Exchange Commission on August 2, 2007.

10.54	—	Confirmation of Convertible Note Warrant Transaction, dated as of July 13, 2007, between Newmont Mining Corporation and Deutsche Bank AG, London Branch (with respect to 2014 Notes). Incorporated by reference as Exhibit 10.32 to Registrant’s Form 10-Q for the period June 30, 2007, filed with the Securities and Exchange Commission on August 2, 2007.

10.55	—	Confirmation of Convertible Note Warrant Transaction, dated as of July 13, 2007, between Newmont Mining Corporation and Deutsche Bank AG, London Branch (with respect to 2017 Notes). Incorporated by reference as Exhibit 10.33 to Registrant’s Form 10-Q for the period June 30, 2007, filed with the Securities and Exchange Commission on August 2, 2007.

Exhibit Number		Description

10.56	—	Office Space and Office Services Agreement between Newmont (USA) Limited and Wayne W. Murdy effective January 1, 2008. Incorporated by reference as Exhibit 10.37 to Registrant’s Form 10-Q for the period June 30, 2007, filed with the Securities and Exchange Commission on August 2, 2007.

10.57	—	Contract of Work dated December 2, 1986, between the Government of the Republic of Indonesia and PT Newmont Nusa Tenggara. Incorporated by reference as Exhibit 10.1 to Registrant’s Form 10-Q filed with the Securities and Exchange Commission on July 24, 2008.

10.58	—	Executive Severance Plan of Newmont 2011, effective October 26, 2011. Incorporated by reference to Exhibit 10.1 to Registrant’s Form 10-Q for the period September 30, 2011, filed with the Securities and Exchange Commission on October 27, 2011.

10.59	—	2012 Executive Change of Control Plan, effective January 1, 2012, of Newmont USA Limited, a wholly owned subsidiary of Registrant, filed with the Securities and Exchange Commission on February 24, 2012.

10.60	—	2012 Form of Award Agreement used for Executive Officers to grant restricted stock units, pursuant to Registrant’s 2005 Stock Incentive Plan, filed with the Securities and Exchange Commission on February 24, 2012.

10.61	—	2012 Form of Award Agreement used for Executive Officers to grant restricted stock units, pursuant to Registrant’s 2005 Stock Incentive Plan, filed with the Securities and Exchange Commission on February 24, 2012.

10.62	—	Executive Severance Release and Waiver, dated October 15, 2012, between Brian Hill and Newmont International Services Limited, filed herewith.

12.1	—	Statement re Computation of Ratio of Earnings to Fixed Charges, filed herewith.

21	—	Subsidiaries of Newmont Mining Corporation, filed herewith.

23.1	—	Consent of PricewaterhouseCoopers LLP, filed herewith.

24	—	Power of Attorney, filed herewith.

31.1	—	Certification Pursuant to Rule 13A-14 or 15D-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 signed by the Principal Executive Officer, filed herewith.

31.2	—	Certification Pursuant to Rule 13A-14 or 15D-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 signed by the Principal Financial Officer, filed herewith.

32.1	—	Statement Required by 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed by Principal Executive Officer, furnished herewith

32.2	—	Statement Required by 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed by Chief Financial Officer, furnished herewith.

95	—	Information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act, filed herewith.

Exhibit Number		Description

101	—	101.INS XBRL Instance

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