Form 10-Q
period 2013-03-31
NEWMONT MINING CORP /DE/
filed 2013-04-30
CIK 1164727

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2013

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

There were 492,319,340 shares of common stock outstanding on April 22, 2013 (and 4,893,906 exchangeable shares).

PART I—FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS.

NEWMONT MINING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(unaudited, in millions except per share)

	Three Months Ended
	March 31,
	2013	2012
Sales (Note 3)	$2,177	$2,683
Costs and expenses
Costs applicable to sales (1) (Note 3)	1,044	1,017
Amortization (Note 3)	267	231
Reclamation and remediation (Note 4)	18	16
Exploration	59	88
Advanced projects, research and development	52	102
General and administrative	56	54
Other expense, net (Note 5)	100	120

	1,596	1,628

Other income (expense)
Other income, net (Note 6)	26	33
Interest expense, net	(65)	(52)

	(39)	(19)

Income before income and mining tax and other items	542	1,036
Income and mining tax expense (Note 7)	(181)	(343)
Equity income (loss) of affiliates	(4)	(19)

Income from continuing operations	357	674
Income (loss) from discontinued operations (Note 8)	—	(71)

Net income	357	603
Net income attributable to noncontrolling interests (Note 9)	(42)	(113)

Net income attributable to Newmont stockholders	$315	$490

Net income attributable to Newmont stockholders:
Continuing operations	$315	$561
Discontinued operations	—	(71)

	$315	$490

Income per common share (Note 10)
Basic:
Continuing operations	$0.63	$1.13
Discontinued operations	—	(0.14)

	$0.63	$0.99

Diluted:
Continuing operations	$0.63	$1.11
Discontinued operations	—	(0.14)

	$0.63	$0.97

Cash dividends declared per common share	$0.425	$0.35

(1)	Excludes Amortization and Reclamation and remediation.

The accompanying notes are an integral part of the condensed consolidated financial statements.

NEWMONT MINING CORPORATION

STATEMENTS OF CONDENSED CONSOLIDATED COMPREHENSIVE INCOME (LOSS)

(unaudited, in millions)

	Three Months Ended March 31,
	2013	2012
	(in millions)
Net income	$357	$603
Other comprehensive income (loss):
Unrealized loss on marketable securities, net of $38 and $23 tax benefit, respectively	(52)	(40)
Foreign currency translation adjustments	(12)	10
Change in pension and other post-retirement benefits, net of $5 and $2 tax expense, respectively	5	4
Change in fair value of cash flow hedge instruments, net of $15 and $(26) tax benefit (expense), respectively
Net change from periodic revaluations	21	69
Net amount reclassified to income	(24)	(35)

Net unrecognized (loss) gain on derivatives	(3)	34

Other comprehensive income	(62)	8

Comprehensive income	$295	$611

Comprehensive income attributable to:
Newmont stockholders	$254	$496
Noncontrolling interests	41	115

	$295	$611

The accompanying notes are an integral part of the condensed consolidated financial statements.

NEWMONT MINING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in millions)

	Three Months Ended
	March 31,
	2013	2012
Operating activities:
Net income	$357	$603
Adjustments:
Amortization	267	231
Stock based compensation and other non-cash benefits	19	17
Reclamation and remediation	18	16
Loss from discontinued operations	—	71
Impairment of marketable securities	4	24
Deferred income taxes	(11)	(55)
Gain on asset sales, net	(1)	(10)
Other operating adjustments and write-downs	74	72
Net change in operating assets and liabilities (Note 23)	(288)	(356)

Net cash provided from continuing operations	439	613
Net cash used in discontinued operations	(6)	(4)

Net cash provided from operations	433	609

Investing activities:
Additions to property, plant and mine development	(510)	(696)
Acquisitions, net	(8)	(11)
Sale of marketable securities	1	—
Purchases of marketable securities	(1)	(143)
Proceeds from sale of other assets	25	12
Other	(14)	(17)

Net cash used in investing activities	(507)	(855)

Financing activities:
Proceeds from debt, net	80	3,346
Repayment of debt	—	(1,907)
Payment of conversion premium on debt	—	(172)
Proceeds from stock issuance, net	1	2
Sale of noncontrolling interests	32	—
Acquisition of noncontrolling interests	(6)	—
Dividends paid to common stockholders	(211)	(173)
Other	(1)	(2)

Net cash provided from (used in) financing activities	(105)	1,094

Effect of exchange rate changes on cash	(4)	4

Net change in cash and cash equivalents	(183)	852
Cash and cash equivalents at beginning of period	1,561	1,760

Cash and cash equivalents at end of period	$1,378	$2,612

The accompanying notes are an integral part of the condensed consolidated financial statements.

NEWMONT MINING CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited, in millions)

	At March 31,	At December 31,
	2013	2012
ASSETS
Cash and cash equivalents	$1,378	$1,561
Trade receivables	212	283
Accounts receivable	553	577
Investments (Note 15)	75	86
Inventories (Note 16)	846	796
Stockpiles and ore on leach pads (Note 17)	956	786
Deferred income tax assets	297	195
Other current assets (Note 18)	1,309	1,661

Current assets	5,626	5,945
Property, plant and mine development, net	18,151	18,010
Investments (Note 15)	1,361	1,446
Stockpiles and ore on leach pads (Note 17)	2,952	2,896
Deferred income tax assets	473	481
Other long-term assets (Note 18)	888	872

Total assets	$29,451	$29,650

LIABILITIES
Debt (Note 19)	$10	$10
Accounts payable	590	657
Employee-related benefits	290	339
Income and mining taxes	109	51
Other current liabilities (Note 20)	1,653	2,084

Current liabilities	2,652	3,141
Debt (Note 19)	6,379	6,288
Reclamation and remediation liabilities (Note 4)	1,465	1,457
Deferred income tax liabilities	862	858
Employee-related benefits	598	586
Other long-term liabilities (Note 20)	370	372

Total liabilities	12,326	12,702

Commitments and contingencies (Note 25)
EQUITY
Common stock	788	787
Additional paid-in capital	8,407	8,330
Accumulated other comprehensive income	429	490
Retained earnings	4,270	4,166

Newmont stockholders’ equity	13,894	13,773
Noncontrolling interests	3,231	3,175

Total equity	17,125	16,948

Total liabilities and equity	$29,451	$29,650

The accompanying notes are an integral part of the condensed consolidated financial statements.

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

NOTE 1    BASIS OF PRESENTATION

The interim Condensed Consolidated Financial Statements (“interim statements”) of Newmont Mining Corporation and its subsidiaries (collectively, “Newmont” or the “Company”) are unaudited. In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these interim statements have been included. The results reported in these interim statements are not necessarily indicative of the results that may be reported for the entire year. These interim statements should be read in conjunction with Newmont’s Consolidated Financial Statements for the year ended December 31, 2012 filed February 22, 2013 on Form 10-K. The year-end balance sheet data was derived from the audited financial statements and, in accordance with the instructions to Form 10-Q, certain information and footnote disclosures required by United States generally accepted accounting principles (“GAAP”) have been condensed or omitted. References to “A$” refer to Australian currency, “C$” to Canadian currency and “NZ$” to New Zealand currency.

On March 12, 2013, Newmont completed the sale of the Hope Bay Project to TMAC Resources Inc. (“TMAC”). At March 31, 2013, Newmont held a 49.9% voting interest in TMAC and an economic interest of 70.4%. The Company has made available a $15 credit facility due June 2014. Newmont has identified TMAC as a Variable Interest Entity (“VIE”) under FASB Accounting Standards Codification (“ASC”)—Consolidation guidance. Based upon the ASC guidance for VIEs, and the ownership structure, Newmont has determined that it has a controlling financial interest in TMAC and is therefore the primary beneficiary. As such, Newmont consolidated TMAC in its consolidated financial statements. TMAC has indicated that they anticipate raising funds at an undetermined date through an initial public offering (“IPO”). Should such an IPO occur, which there can be no assurance of such offering occurring, it is expected that Newmont’s ownership will be reduced and Newmont would reevaluate whether or not it is still required to consolidate under the applicable ASC guidance.

NOTE 2    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Recently Adopted Accounting Pronouncements

Reporting of Amounts reclassified out of Accumulated Other Comprehensive Income

In February 2013, ASC guidance was issued related to items reclassified from Accumulated Other Comprehensive Income. The new standard requires either in a single note or parenthetically on the face of the financial statements: (i) the effect of significant amounts reclassified from each component of accumulated other comprehensive income based on its source and (ii) the income statement line items affected by the reclassification. Adoption of the new guidance, effective for the fiscal year beginning January 1, 2013, had no impact on the consolidated financial position, results of operations or cash flows.

Disclosures about Offsetting Assets and Liabilities

In November 2011, ASC guidance was issued related to disclosures about offsetting assets and liabilities. The new standard requires disclosures to allow investors to better compare financial statements prepared under U.S. GAAP with financial statements prepared under IFRS. In January 2013, an update was issued to further clarify that the disclosure requirements are limited to derivatives, repurchase agreements, and securities lending transactions to the extent that they are (i) offset in the financial statements or (ii) subject to an enforceable master netting arrangement or similar agreement. Adoption of the new guidance, effective for the fiscal year beginning January 1, 2013, had no impact on the consolidated financial position, results of operations or cash flows.

Recently Issued Accounting Pronouncements

Foreign Currency Matters

In March 2013, ASC guidance was issued related to Foreign Currency Matters to clarify the treatment of cumulative translation adjustments when a parent sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a business within a foreign entity. The updated guidance also resolves the diversity in practice for the treatment of business combinations achieved in stages in a foreign entity. The update is effective prospectively for the Company’s fiscal year beginning January 1, 2014. The Company does not expect the updated guidance to have an impact on the consolidated financial position, results of operations or cash flows.

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

NOTE 3    SEGMENT INFORMATION

The Company’s reportable segments are based upon the Company’s management structure that is focused on the geographic region for the Company’s operations. Segment results for 2012 have been retrospectively revised to reflect an organizational change, effective in the first quarter of 2013, that moved the Indonesia operations to a separately managed region. Geographic regions now include North America, South America, Australia/New Zealand, Indonesia, Africa and Corporate and Other. The financial information relating to the Company’s segments is as follows:

	Sales	Costs Applicable to Sales	Amortization	Advanced Projects and Exploration	Pre-Tax Income (Loss)	Total Assets	Capital Expenditures(1)
Three Months Ended March 31, 2013
Nevada	$570	$272	$59	$25	$209	$7,680	$106
La Herradura	90	40	6	6	37	476	19
Other North America	—	—	—	1	(46)	190	—

North America	660	312	65	32	200	8,346	125

Yanacocha	455	158	70	13	195	3,063	48
Conga	—	—	—	1	1	1,646	86
Other South America	—	—	—	5	(6)	101	21

South America	455	158	70	19	190	4,810	155

Boddington:
Gold	329	174	42
Copper	65	48	10

Total	394	222	52	—	114	4,627	25
Other Australia/New Zealand	392	232	46	12	93	2,187	41

Australia/New Zealand	786	454	98	12	207	6,814	66

Batu Hijau:
Gold	11	7	2
Copper	70	47	9

Total	81	54	11	6	(4)	3,854	23
Other Indonesia	—	—	—	—	3	4	—

Indonesia	81	54	11	6	(1)	3,858	23

Ahafo	195	66	17	13	96	1,501	60
Akyem	—	—	—	3	(5)	1,066	68
Other Africa	—	—	—	3	(3)	1	—

Africa	195	66	17	19	88	2,568	128

Corporate and Other	—	—	6	23	(142)	3,055	—

Consolidated	$2,177	$1,044	$267	$111	$542	$29,451	$497

(1)	Includes a decrease in accrued capital expenditures of $13; consolidated capital expenditures on a cash basis were $510.

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

	Sales	Costs Applicable to Sales	Amortization	Advanced Projects and Exploration	Pre-Tax Income (Loss)	Total Assets	Capital Expenditures(1)
Three Months Ended March 31, 2012
Nevada	$723	$267	$53	$34	$369	$7,092	$157
La Herradura	93	32	5	6	45	371	21
Other North America	—	—	—	—	(52)	175	—

North America	816	299	58	40	362	7,638	178

Yanacocha	594	161	50	17	349	2,745	93
Conga	—	—	—	27	(27)	1,254	147
Other South America	—	—	—	25	(25)	74	27

South America	594	161	50	69	297	4,073	267

Boddington:
Gold	298	137	32
Copper	61	30	6

Total	359	167	38	3	143	4,661	23
Other Australia/New Zealand	427	190	37	21	185	1,993	73

Australia/New Zealand	786	357	75	24	328	6,654	96

Batu Hijau:
Gold	34	19	3
Copper	172	85	16

Total	206	104	19	7	48	3,671	33
Other Indonesia	—	—	—	—	(1)	2	—

Indonesia	206	104	19	7	47	3,673	33

Ahafo	281	96	24	11	150	1,277	50
Akyem	—	—	—	4	(5)	653	85
Other Africa	—	—	—	2	(2)	5	—

Africa	281	96	24	17	143	1,935	135

Corporate and Other	—	—	5	33	(141)	4,988	11

Consolidated	$2,683	$1,017	$231	$190	$1,036	$28,961	$720

(1)	Includes an increase in accrued capital expenditures of $24; consolidated capital expenditures on a cash basis were $696.

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

NOTE 4    RECLAMATION AND REMEDIATION

The Company’s Reclamation and remediation expense consisted of:

	Three Months Ended March 31,
	2013	2012
Accretion - operating	$15	$14
Accretion - non-operating	3	2

	$18	$16

At March 31, 2013 and December 31, 2012, $1,350 and $1,341, respectively, were accrued for reclamation obligations relating to mineral properties. In addition, the Company is involved in several matters concerning environmental obligations associated with former, primarily historic, mining activities. Generally, these matters concern developing and implementing remediation plans at the various sites involved. At March 31, 2013 and December 31, 2012, $195 and $198, respectively, were accrued for such obligations. These amounts are also included in Reclamation and remediation liabilities.

The following is a reconciliation of Reclamation and remediation liabilities:

	Three Months Ended March 31,
	2013	2012
Balance at beginning of period	$1,539	$1,240
Additions, changes in estimates and other	(3)	105
Liabilities settled	(9)	(28)
Accretion expense	18	16

Balance at end of period	$1,545	$1,333

The current portion of Reclamation and remediation liabilities of $80 and $82 at March 31, 2013 and December 31, 2012, respectively, are included in Other current liabilities (see Note 20).

NOTE 5    OTHER EXPENSE, NET

	Three Months Ended March 31,
	2013	2012
TMAC transaction costs	$45	$—
Regional administration	18	21
Community development	13	31
Restructuring and other	9	—
Western Australia power plant	4	4
World Gold Council Dues	1	3
Hope Bay care and maintenance	(2)	50
Other	12	11

	$100	$120

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

NOTE 6    OTHER INCOME, NET

	Three Months Ended March 31,
	2013	2012
Canadian Oil Sands	$10	$9
Interest	4	5
Derivative ineffectiveness, net	3	2
Refinery income, net	3	5
Development projects, net	1	14
Gain on asset sales, net	1	10
Reduction of allowance for loan receivable	—	21
Foreign currency exchange, net	(3)	(15)
Impairment of marketable securities	(4)	(24)
Other	11	6

	$26	$33

NOTE 7    INCOME AND MINING TAXES

During the first quarter of 2013, the Company recorded estimated income and mining tax expense of $181 resulting in an effective tax rate of 33%. Estimated income and mining tax expense during the first quarter of 2012 was $343 for an effective tax rate of 33%.

The Company’s income and mining tax expense differed from the statutory rate of 35% for the following reasons:

	Three Months Ended March 31,
	2013		2012
Income before income and mining tax and other items		$542		$1,036

Tax on income at 35% statutory rate	35%	$190	35%	$363
Reconciling items:
Percentage depletion	(7)	(41)	(7)	(74)
Change in valuation allowance on deferred tax assets	1	6	3	32
Other	4	26	2	22

Income and mining tax expense	33%	$181	33%	$343

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

At March 31, 2013, the Company’s total unrecognized tax benefit was $402 for uncertain income tax positions taken or expected to be taken on income tax returns. Of this, $126 represents the amount of unrecognized tax benefits that, if recognized, would affect the Company’s effective income tax rate.

As a result of the statute of limitations that expire in the next 12 months in various jurisdictions, and possible settlements of audit-related issues with taxing authorities in various jurisdictions with respect to which none of the issues are individually significant, the Company believes that it is reasonably possible that the total amount of its net unrecognized income tax benefits will decrease by approximately $15 to $20 in the next 12 months.

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

NOTE 8    DISCONTINUED OPERATIONS

Discontinued operations include Holloway Mining Company, which owned the Holt-McDermott property (“Holt property”) that was sold to St. Andrew Goldfields Ltd. (“St. Andrew”) in 2006. In 2009, the Superior Court issued a decision finding Newmont Canada Corporation (“Newmont Canada”) liable for a sliding scale royalty on production from the Holt property, which was upheld in 2011 by the Ontario Court of Appeal. During the first quarter of 2012, the Company recorded an additional $71 charge, net of tax benefits of $4, to reflect an increase in future expected production at the Holt property due to new reserve and resource estimates published by St. Andrew.

Net operating cash used in discontinued operations of $6 and $4 in the first quarter of 2013 and 2012 relates to payments on the Holt property royalty.

NOTE 9    NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS

	Three Months Ended March 31,
	2013	2012
Minera Yanacocha	$57	$98
TMAC	(12)	—
Batu Hijau	(3)	13
Other	—	2

	$42	$113

Newmont has a 51.35% ownership interest in Minera Yanacocha S.R.L. (“Yanacocha”), with the remaining interests held by Compañia de Minas Buenaventura, S.A.A. (43.65%) and the International Finance Corporation (5%).

Newmont has a 70.4% economic ownership interest in TMAC, with remaining interests held by various outside investors.

Newmont has a 48.5% effective economic interest in PT Newmont Nusa Tenggara (“PTNNT”) with remaining interests held by various Indonesian entities, in accordance with PTNNT’s Contract of Work. PTNNT operates the Batu Hijau copper and gold mine in Indonesia. Based on ASC guidance for variable interest entities, Newmont consolidates PTNNT in its Condensed Consolidated Financial Statements.

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

NOTE 10    INCOME PER COMMON SHARE

Basic income per common share is computed by dividing income available to Newmont common stockholders by the weighted average number of common shares outstanding during the period. Diluted income per common share is computed similarly except that weighted average common shares is increased to reflect all dilutive instruments.

	Three Months Ended March 31,
	2013	2012
Net income attributable to Newmont stockholders	$315	$490
Weighted average common shares (millions):
Basic	497	495
Effect of employee stock-based awards	1	2
Effect of convertible notes	—	7

Diluted	498	504

Net income attributable to Newmont stockholders per common share
Basic:
Continuing operations	$0.63	$1.13
Discontinued operations	—	(0.14)

	$0.63	$0.99

Diluted:
Continuing operations	$0.63	$1.11
Discontinued operations	—	(0.14)

	$0.63	$0.97

Options to purchase 4 and 1 million shares of common stock at average exercise prices of $49 and $59 were outstanding at March 31, 2013 and 2012, respectively, but were not included in the computation of diluted weighted average common shares because their exercise prices exceeded the average price of the Company’s common stock for the respective periods presented.

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

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

NOTE 11    EMPLOYEE PENSION AND OTHER BENEFIT PLANS

	Three Months Ended March 31,
	2013	2012
Pension benefit costs, net
Service cost	$9	$7
Interest cost	10	10
Expected return on plan assets	(12)	(11)
Amortization, net	8	6

	$15	$12

	Three Months Ended March 31,
	2013	2012
Other benefit costs, net
Service cost	$1	$1
Interest cost	1	1

	$2	$2

NOTE 12    STOCK BASED COMPENSATION

	Three Months Ended March 31,
	2013	2012
Stock options	$3	$4
Restricted stock units	9	5
Performance leveraged stock units	2	3

	$14	$12

NOTE 13    FAIR VALUE ACCOUNTING

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

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

	Fair Value at March 31, 2013
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$61	$61	$—	$—
Marketable equity securities:
Extractive industries	1,304	1,304	—	—
Other	4	4	—	—
Marketable debt securities:
Asset backed commercial paper	23	—	—	23
Corporate	13	—	13	—
Auction rate securities	5	—	—	5
Trade receivable from provisional copper and gold concentrate sales, net	126	126	—	—
Derivative instruments, net:
Foreign exchange forward contracts	236	—	236	—
Diesel forward contracts	3	—	3	—

	$1,775	$1,495	$252	$28

Liabilities:
Boddington contingent consideration	33	—	—	33
Holt property royalty	234	—	—	234

	$267	$—	$—	$267

The fair values of the derivative instruments in the table above are presented on a net basis. The gross amounts related to the fair value of the derivatives instruments above are included in the Derivatives Instruments Note (see Note 14). All other Fair Value disclosures in the above table are presented on a gross basis.

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

The Company’s marketable corporate debt securities are mainly comingled fund investments that are classified within Level 2 with the unit of account considered to be at the fund level. Therefore, the investments are classified as Level 2 of the fair value hierarchy.

The Company’s marketable debt securities also include investments in auction rate securities and asset backed commercial paper. The Company reviews the fair value for auction rate securities and asset backed commercial paper on a quarterly basis. The auction rate securities are traded in markets that are not active, trade infrequently and have little price transparency. See table below which sets forth a summary of the quantitative and qualitative information related to the significant unobservable inputs used in the calculation of the fair value.

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

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

The estimated value of the Boddington contingent royalty was determined using a Monte Carlo valuation model which simulates future gold and copper prices and costs applicable to sales. This contingent royalty is capped at $100, and at June 30,2012, the Company increased the accrual to the maximum of $100. The Boddington contingent royalty is classified within Level 3 of the fair value hierarchy. See table below which sets forth a summary of the quantitative and qualitative information related to the significant unobservable inputs used in the calculation of the fair value.

The estimated fair value of the Holt sliding scale royalty was determined using a Monte Carlo valuation model. The sliding scale royalty liability is classified within Level 3 of the fair value hierarchy. See table below which sets forth a summary of the quantitative and qualitative information related to the significant unobservable inputs used in the calculation of the fair value.

The following table sets forth a summary of the quantitative and qualitative information related to the unobservable inputs used in the calculation of the Company’s Level 3 financial assets and liabilities for the three months ended March 31, 2013:

Description	At March 31, 2013	Valuation technique	Unobservable input	Range/Weighted average
Auction Rate Securities	$5	Discounted cash flow	Weighted average recoverability rate	58%
Asset Backed Commercial Paper	23	Discounted cash flow	Recoverability rate	72-88%
Boddington Contingent Consideration	33	Monte Carlo	Discount rate	4%
			LT Gold price	$1,500
			LT Copper price	$3.50
Holt property royalty	234	Monte Carlo	Weighted average discount rate	3%
			LT Gold price	$1,500

The following table sets forth a summary of changes in the fair value of the Company’s Level 3 financial assets and liabilities for the year ended March 31, 2013:

	Auction Rate Securities	Asset Backed Commercial Paper	Total Assets	Boddington Contingent Royalty	Holt Property Royalty	Total Liabilities
Balance at beginning of period	$5	$19	$24	$41	$240	$281
Settlements	—		—	(8)	(6)	(14)
Revaluation	—	4	4	—	—	—

Balance at end of period	$5	$23	$28	$33	$234	$267

At March 31, 2013, assets and liabilities classified within Level 3 of the fair value hierarchy represent 2% and 100%, respectively, of total assets and liabilities measured at fair value.

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

NOTE 14    DERIVATIVE INSTRUMENTS

The Company’s strategy is to provide shareholders with leverage to changes in gold and copper prices by selling its production at spot market prices. Consequently, the Company does not hedge its gold and copper sales. The Company continues to manage certain risks associated with commodity input costs, interest rates and foreign currencies using the derivative market. All of the derivative instruments described below were transacted for risk management purposes and qualify as cash flow.

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

Newmont had the following foreign currency derivative contracts outstanding at March 31, 2013:

	Expected Maturity Date
	2013	2014	2015	2016	2017	2018	Total/ Average

A$ Operating Fixed Forward Contracts:
A$ notional (millions)	959	1,035	737	490	208	14	3,443
Average rate ($/A$)	0.95	0.93	0.92	0.92	0.92	0.92	0.93
Expected hedge ratio	80%	67%	48%	32%	13%	4%
A$ Capital Fixed Forward Contracts:
A$ notional (millions)	3	—	—	—	—	—	3
Average rate ($/A$)	0.96	—	—	—	—	—	0.96
Expected hedge ratio	36%	—	—	—	—	—
NZ$ Operating Fixed Forward Contracts:
NZ$ notional (millions)	55	35	3	—	—	—	93
Average rate ($/NZ$)	0.80	0.80	0.79	—	—	—	0.80
Expected hedge ratio	60%	30%	11%	—	—	—

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

Newmont had the following diesel derivative contracts outstanding at March 31, 2013:

	Expected Maturity Date
	2013	2014	2015	2016	Total/ Average

Diesel Fixed Forward Contracts:
Diesel gallons (millions)	20	18	8	1	47
Average rate ($/gallon)	2.92	2.88	2.79	2.76	2.88
Expected hedge ratio	61%	41%	19%	5%

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

Derivative Instrument Fair Values

Newmont had the following derivative instruments designated as hedges at March 31, 2013 and December 31, 2012:

	Fair Value
	At March 31, 2013
	Other Current Assets	Other Long- Term Assets	Other Current Liabilities	Other Long- Term Liabilities
Foreign currency exchange contracts:
A$ operating fixed forwards	$105	$130	$—	$1
NZ$ operating fixed forwards	2	—	—	—
Diesel fixed forwards	2	1	—	—

Total derivative instruments (Note 18 and 20)	$109	$131	$—	$1

	Fair Value
	At December 31, 2012
	Other Current Assets	Other Long- Term Assets	Other Current Liabilities	Other Long- Term Liabilities
Foreign currency exchange contracts:
A$ operating fixed forwards	$108	143	—	1
NZ$ operating fixed forwards	2	—	—	—
Diesel fixed forwards	2	1	1	1

Total derivative instruments (Note 18 and 20)	$112	$144	$1	$2

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

The following tables show the location and amount of gains (losses) reported in the Company’s Condensed Consolidated Financial Statements related to the Company’s cash flow hedges.

	Foreign Currency Exchange Contracts		Diesel Forward Contracts		Forward Starting Swaps
	2013	2012	2013	2012	2013	2012
For the three months ended March 31,
Cash flow hedging relationships:
Gain recognized in other comprehensive income (effective portion)	$18	$62	$3	$12	$—	$36
Gain(loss) reclassified from Accumulated other comprehensive income into income (effective portion) (1)	38	47	1	3	(3)	(1)
Gain recognized in income (ineffective portion) (2)	—	—	3	—	—	2

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

The amount to be reclassified from Accumulated other comprehensive income, net of tax to income for derivative instruments during the next 12 months is a gain of approximately $58.

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

LME copper prices averaged $3.60 per pound during the first quarter of 2013, consistent with the Company’s recorded average provisional price before mark-to-market losses and treatment and refining charges. During the first quarter of 2013, changes in copper prices resulted in a provisional pricing mark-to-market loss of $9 ($0.21 per pound). At March 31, 2013, Newmont had copper sales of 38 million pounds priced at an average of $3.45 per pound, subject to final pricing over the next several months.

The average London P.M. fix for gold was $1,632 per ounce during the first quarter of 2013, consistent with the Company’s recorded average provisional price before mark-to-market gains and treatment and refining charges. During the first quarter of 2013, changes in gold prices resulted in a provisional pricing mark-to-market gain of $3 ($2 per ounce). At March 31, 2013, Newmont had gold sales of 104,000 ounces priced at an average of $1,598 per ounce, subject to final pricing over the next several months.

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

NOTE 15    INVESTMENTS

	At March 31, 2013
	Cost/Equity Basis	Unrealized		Fair/Equity Basis
		Gain	Loss
Current:
Marketable Equity Securities:
Paladin Energy Ltd.	$60	$—	$(8)	$52
Other	16	9	(2)	23

	$76	$9	$(10)	$75

Long-term:
Marketable Debt Securities:
Asset backed commercial paper	$24	$—	$(1)	$23
Auction rate securities	7	—	(2)	5
Corporate	13	—	—	13

	44	—	(3)	41

Marketable Equity Securities:
Canadian Oil Sands Ltd.	303	332	—	635
Gabriel Resources Ltd.	76	45	—	121
Regis Resources Ltd.	166	255	—	421
Other	52	9	(5)	56

	597	641	(5)	1,233

Other investments, at cost	13	—	—	13
Investment in Affiliates:
Euronimba Ltd.	3	—	—	3
Minera La Zanja S.R.L.	71	—	—	71

	$728	$641	$(8)	$1,361

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

	At December 31, 2012
	Cost/Equity Basis	Unrealized		Fair/Equity Basis
		Gain	Loss
Current:
Marketable Equity Securities:
Paladin Energy Ltd.	$60	$—	$(3)	$57
Other	17	14	(2)	29

	$77	$14	$(5)	$86

Long-term:
Marketable Debt Securities:
Asset backed commercial paper	$25	$—	$(6)	$19
Auction rate securities	7	—	(2)	5
Corporate	14	—	—	14

	46	—	(8)	38

Marketable Equity Securities:
Canadian Oil Sands Trust	310	318	—	628
Gabriel Resources Ltd.	78	42	—	120
Regis Resources Ltd.	166	352	—	518
Other	51	14	—	65

	605	726	—	1,331

Other investments, at cost	12	—	—	12
Investment in Affiliates:
Minera La Zanja S.R.L.	65	—	—	65

	$728	$726	$(8)	$1,446

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

The following tables present the gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by length of time that the individual securities have been in a continuous unrealized loss position:

	Less than 12 Months		12 Months or Greater		Total
At March 31, 2013	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Marketable equity securities	$75	$15	$—	$—	$75	$15
Asset backed commercial paper	—	—	23	1	23	1
Auction rate securities	—	—	5	2	5	2

	$75	$15	$28	$3	$103	$18

	Less than 12 Months		12 Months or Greater		Total
At December 31, 2012	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Marketable equity securities	$79	$5	$—	$—	$79	$5
Asset backed commercial paper	—	—	19	6	19	6
Auction rate securities	—	—	5	2	5	2

	$79	$5	$24	$8	$103	$13

While the fair values of the Company’s investments in asset backed commercial paper and auction rate securities are below their respective cost, the Company views these declines as temporary. The Company intends to hold its investment in auction rate securities and asset backed commercial paper until maturity or such time that the market recovers and therefore considers these losses temporary.

NOTE 16    INVENTORIES

	At March 31, 2013	At December 31, 2012

In-process	$119	$143
Concentrate	180	152
Precious metals	50	31
Materials, supplies and other	497	470

	$846	$796

NOTE 17    STOCKPILES AND ORE ON LEACH PADS

	At March 31, 2013	At December 31, 2012

Current:
Stockpiles	$714	$602
Ore on leach pads	242	184

	$956	$786

Long-term:
Stockpiles	$2,582	$2,514
Ore on leach pads	370	382

	$2,952	$2,896

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

	At March 31,	At December 31,
	2013	2012
Stockpiles and ore on leach pads:
Nevada	$757	$699
La Herradura	67	57
Yanacocha	540	498
Boddington	491	474
Batu Hijau	1,631	1,543
Other Australia/New Zealand	175	173
Ahafo	241	235
Akyem	6	3

	$3,908	$3,682

NOTE 18    OTHER ASSETS

	At March 31,	At December 31,
	2013	2012
Other current assets:
Refinery metal inventory and receivable	$844	$1,183
Prepaid assets	234	213
Derivative instruments	109	112
Restricted cash	7	12
Other	115	141

	$1,309	$1,661

Other long-term assets:
Goodwill	$188	$188
Intangible assets	138	136
Derivative instruments	131	144
Income tax receivable	105	92
Restricted cash	93	90
Debt issuance costs	70	73
Other receivables	10	9
Other	153	140

	$888	$872

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

NOTE 19    DEBT

	At March 31, 2013		At December 31, 2012
	Current	Non-Current	Current	Non-Current
2014 Convertible Senior Notes, net	—	541	—	535
2017 Convertible Senior Notes, net	—	476	—	471
2019 Senior Notes, net	—	897	—	897
2022 Senior Notes, net	—	1,490	—	1,489
2035 Senior Notes, net	—	598	—	598
2039 Senior Notes, net	—	1,087	—	1,087
2042 Senior Notes, net	—	992	—	992
Ahafo project finance facility	10	35	10	35
PTNNT revolving credit facility	—	260	—	180
Other capital leases	—	3	—	4

	$10	$6,379	$10	$6,288

Scheduled minimum debt repayments are $10 for the remainder of 2013, $552 in 2014, $11 in 2015, $11 in 2016, $742 in 2017 and $5,063 thereafter.

NOTE 20    OTHER LIABILITIES

	At March 31,	At December 31,
	2013	2012
Other current liabilities:
Refinery metal payable	$844	$1,183
Accrued operating costs	261	336
Accrued capital expenditures	159	172
Interest	83	74
Reclamation and remediation liabilities	80	82
Deferred income tax	65	65
Royalties	41	42
Holt property royalty	23	21
Boddington contingent consideration	11	26
Taxes other than income and mining	8	14
Other	78	69

	$1,653	$2,084

Other long-term liabilities:
Holt property royalty	$211	$219
Income and mining taxes	70	65
Power supply agreements	46	46
Boddington contingent consideration	22	15
Other	21	27

	$370	$372

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

NOTE 21    CHANGES IN EQUITY

	Three Months Ended March 31,
	2013	2012
Common stock:
At beginning of period	$787	$784
Stock based awards	1	1

At end of period	788	785

Additional paid-in capital:
At beginning of period	8,330	8,408
Conversion premium on convertible notes	—	(172)
Stock based awards	29	27
Sale of noncontrolling interests	48	—

At end of period	8,407	8,263

Accumulated other comprehensive income:
At beginning of period	490	652
Other comprehensive income	(61)	6

At end of period	429	658

Retained earnings:
At beginning of period	4,166	3,052
Net income attributable to Newmont stockholders	315	490
Dividends paid	(211)	(173)

At end of period	4,270	3,369

Noncontrolling interests:
At beginning of period	3,175	2,875
Net income attributable to noncontrolling interests	42	113
Sale of noncontrolling interests, net	15	—
Other comprehensive income	(1)	2

At end of period	3,231	2,990

Total equity	$17,125	$16,065

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

NOTE 22    RECLASSIFICATIONS OUT OF ACCUMULATED OTHER COMPREHENSIVE INCOME

	Unrealized gain on marketable securities, net	Foreign currency translation adjustments	Pension and other post- retirement benefit adjustments	Changes in fair value of cash flow hedge instruments	Total
December 31, 2012	$542	$177	$(276)	$47	$490
Change in other comprehensive income before reclassifications	(55)	(11)	—	21	(45)
Reclassifications from accumulated other comprehensive income	3	—	5	(24)	(16)

Net current-period other comprehensive income (loss)	(52)	(11)	5	(3)	(61)

March 31, 2013	$490	$166	$(271)	$44	$429

Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Condensed Consolidated Statement of Income
Unrealized gain on marketable securities:
Impairment of marketable securities	$4	Other income, net

Total before tax	4
Tax (expense) benefit	(1)

Net of tax	$3

Pension liability adjustments:
Amortization, net	$8	(1)

Total before tax	8
Tax (expense) benefit	(3)

Net of tax	$5

Gain (loss) on hedge instruments:
Operating cash flow hedges	$(39)	Costs applicable to sales
Forward starting swap hedges	3	Interest expense, net

Total before tax	(36)
Tax (expense) benefit	12

Net of tax	$(24)

Total reclassifications for the period, net of tax	$(16)

(1)	This accumulated other comprehensive income component is included in General and administrative and costs that benefit the inventory/production process. Refer to Note 2 in the Newmont Annual Report on Form 10-K for the year ended December 31, 2012 for information on costs that benefit the inventory/production process.

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

NOTE 23    NET CHANGE IN OPERATING ASSETS AND LIABILITIES

Net cash provided from operations attributable to the net change in operating assets and liabilities is composed of the following:

	Three Months Ended March 31,
	2013	2012
Decrease (increase) in operating assets:
Trade and accounts receivable	$115	$(21)
Inventories, stockpiles and ore on leach pads	(230)	(201)
EGR refinery assets	308	319
Other assets	(20)	(74)
Increase (decrease) in operating liabilities:
Accounts payable and other accrued liabilities	(144)	(32)
EGR refinery liabilities	(308)	(319)
Reclamation liabilities	(9)	(28)

	$(288)	$(356)

NOTE 24    CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

The following Condensed Consolidating Financial Statements are presented to satisfy disclosure requirements of Rule 3-10(e) of Regulation S-X resulting from the inclusion of Newmont USA Limited (“Newmont USA”), a wholly-owned subsidiary of Newmont, as a co-registrant with Newmont on debt securities issued under a shelf registration statement on Form S-3 filed under the Securities Act of 1933 under which securities of Newmont (including debt securities guaranteed by Newmont USA) may be issued (the “Shelf Registration Statement”). In accordance with Rule 3-10(e) of Regulation S-X, Newmont USA, as the subsidiary guarantor, is 100% owned by Newmont, the guarantees are full and unconditional, and no other subsidiary of Newmont guaranteed any security issued under the Shelf Registration Statement. There are no restrictions on the ability of Newmont or Newmont USA to obtain funds from its subsidiaries by dividend or loan.

At December 31, 2012, errors were identified in the previously reported condensed consolidating financial statements resulting from incorrectly applying the provisions of Rule 3-10(e) of Regulation S-X related to the presentation of the financial information of its subsidiary guarantor, Newmont USA. In the previously reported information, the Company presented Newmont USA on a consolidated basis with its non-guarantor subsidiaries and under Rule 3-10 of Regulation S-X Newmont USA should have presented its investment in subsidiaries based upon its proportionate share of its non-guarantor subsidiaries’ net assets (similar to the equity method of accounting). In addition, the Company corrected the Newmont Mining Corporation column for investments in subsidiaries previously presented in the Eliminations column. The tables following the revised condensed consolidating financial statements illustrate the effects of the errors, which relate to the columns for Newmont Mining Corporation, Newmont USA, Other Subsidiaries and Eliminations, on previously reported condensed consolidating financial information for the three months ended March 31, 2012.

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

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

The Company concluded these errors were not material individually or in the aggregate to any of the previously issued financial statements taken as a whole. These errors had no impact on the consolidated financial statements of Newmont or any debt covenants and had no impact on the ability of Newmont’s subsidiaries to dividend cash to Newmont. The impact of these corrections to the applicable prior year period is reflected in the revised financial information and notes below.

The Company will revise the June 30, 2012 and September 30, 2012 financial statements to reflect the revisions discussed above in the Quarterly Reports on Form 10-Q for the quarterly periods in 2013.

	Three Months Ended March 31, 2013
Condensed Consolidating Statement of Income	Newmont Mining Corporation	Newmont USA	Other Subsidiaries	Eliminations	Newmont Mining Corporation Consolidated

Sales	$—	$488	$1,689	$—	$2,177
Costs and expenses
Costs applicable to sales (1)	—	220	824	—	1,044
Amortization	—	40	227	—	267
Reclamation and remediation	—	2	16	—	18
Exploration	—	8	51	—	59
Advanced projects, research and development	—	12	40	—	52
General and administrative	—	30	26	—	56
Other expense, net	—	16	84	—	100

	—	328	1,268	—	1,596

Other income (expense)
Other income, net	—	4	22	—	26
Interest income - intercompany	48	7	(2)	(53)	—
Interest expense - intercompany	(3)	—	(50)	53	—
Interest expense, net	(65)	(2)	2	—	(65)

	(20)	9	(28)	—	(39)

Income before income and mining tax and other items	(20)	169	393	—	542
Income and mining tax expense	7	(50)	(138)	—	(181)
Equity income (loss) of affiliates	328	115	43	(490)	(4)

Income from continuing operations	315	234	298	(490)	357

Net income	315	234	298	(490)	357
Net income attributable to noncontrolling interests	—	—	(67)	25	(42)

Net income attributable to Newmont stockholders	$315	$234	$231	$(465)	$315

Comprehensive income	$254	$238	$190	$(387)	$295
Comprehensive income attributable to noncontrolling interests	—	—	(66)	25	(41)

Comprehensive income attributable to Newmont stockholders	$254	$238	$124	$(362)	$254

(1)	Excludes Amortization and Reclamation and remediation.

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

	Three Months Ended March 31, 2012
Condensed Consolidating Statement of Income	Newmont Mining Corporation	Newmont USA	Other Subsidiaries	Eliminations	Newmont Mining Corporation Consolidated

Sales	$—	$585	$2,098	$—	$2,683
Costs and expenses
Costs applicable to sales (1)	—	252	765	—	1,017
Amortization	—	36	195	—	231
Reclamation and remediation	—	2	14	—	16
Exploration	—	19	69	—	88
Advanced projects, research and development	—	12	90	—	102
General and administrative	—	19	35	—	54
Other expense, net	—	7	113	—	120

	—	347	1,281	—	1,628

Other income (expense)
Other income, net	2	8	23	—	33
Interest income - intercompany	40	8	(1)	(47)	—
Interest expense - intercompany	(5)	(1)	(41)	47	—
Interest expense, net	(51)	(1)	—	—	(52)

	(14)	14	(19)	—	(19)

Income before income and mining tax and other items	(14)	252	798	—	1,036
Income and mining tax expense	5	(69)	(279)	—	(343)
Equity income (loss) of affiliates	499	241	69	(828)	(19)

Income from continuing operations	490	424	588	(828)	674
Income (loss) from discontinued operations	—	—	(71)	—	(71)

Net income	490	424	517	(828)	603
Net income attributable to noncontrolling interests	—	—	(148)	35	(113)

Net income attributable to Newmont stockholders	$490	$424	$369	$(793)	$490

Comprehensive income	$496	$425	$504	$(814)	$611
Comprehensive income attributable to noncontrolling interests	—	—	(150)	35	(115)

Comprehensive income attributable to Newmont stockholders	$496	$425	$354	$(779)	$496

(1)	Excludes Amortization and Reclamation and remediation.

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

	For the Three Months Ended March 31, 2012
	Newmont USA			Other Subsidiaries			Eliminations
Condensed Consolidating Statement of Income	As Previously Presented	Change	As Currently Presented	As Previously Presented	Change	As Currently Presented	As Previously Presented	Change	As Currently Presented
Sales	$1,617	$(1,032)	$585	$1,066	$1,032	$2,098	$—	$—	$—
Costs and expenses
Costs applicable to sales	563	(311)	252	465	300	765	(11)	11	—
Amortization	130	(94)	36	101	94	195	—	—	—
Reclamation and remediation	11	(9)	2	5	9	14	—	—	—
Exploration	53	(34)	19	35	34	69	—	—	—
Advanced projects, research and development	88	(76)	12	14	76	90	—	—	—
General and administrative	42	(23)	19	1	34	35	11	(11)	—
Other expense, net	47	(40)	7	73	40	113	—	—	—

	934	(587)	347	694	587	1,281	—	—	—

Other income (expense)
Other income, net	13	(5)	8	23	—	23	—	—	—
Interest income - intercompany	2	6	8	5	(6)	(1)	(47)	—	(47)
Interest expense - intercompany	—	(1)	(1)	(42)	1	(41)	47	—	47
Interest expense, net	(5)	4	(1)	(1)	1	—	—	—	—

	10	4	14	(15)	(4)	(19)	—	—	—

Income before income and mining tax and other items	693	(441)	252	357	441	798	—	—	—
Income and mining tax expense	(146)	77	(69)	(202)	(77)	(279)	—	—	—
Equity income (loss) of affiliates	(11)	252	241	67	2	69	(574)	(254)	(828)

Income from continuing operations	536	(112)	424	222	366	588	(574)	(254)	(828)
Loss from discontinued operations	4	(4)	—	(75)	4	(71)	—	—	—

Net income	540	(116)	424	147	370	517	(574)	(254)	(828)
Net income attributable to noncontrolling interests	(116)	116	—	(32)	(116)	(148)	35	—	35

Net income attributable to Newmont stockholders	$424	$—	$424	$115	$254	$369	$(539)	$(254)	$(793)

Comprehensive income	$541	$(116)	$425	$139	$365	$504	$(565)	$(249)	$(814)
Comprehensive income attributable to noncontrolling interests	(116)	116	—	(34)	(116)	(150)	35	—	35

Comprehensive income attributable to Newmont stockholders	$425	$—	$425	$105	$249	$354	$(530)	$(249)	$(779)

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

	Three Months Ended March 31, 2013
Condensed Consolidating Statement of Cash Flows	Newmont Mining Corporation	Newmont USA	Other Subsidiaries	Eliminations	Newmont Mining Corporation Consolidated

Operating activities:
Net income (loss)	$315	$234	$298	$(490)	$357
Adjustments	(310)	(42)	234	488	370
Net change in operating assets and liabilities	4	(171)	(121)	—	(288)

Net cash provided from (used in) continuing operations	9	21	411	(2)	439
Net cash used in discontinued operations	—	—	(6)	—	(6)

Net cash provided from (used in) operations	9	21	405	(2)	433

Investing activities:
Additions to property, plant and mine development	—	(88)	(422)	—	(510)
Acquisitions, net	—	—	(8)	—	(8)
Sale of marketable securities	—	—	1	—	1
Purchases of marketable securities	—	—	(1)	—	(1)
Proceeds from sale of other assets	—	—	25	—	25
Other	—	—	(14)	—	(14)

Net cash used in investing activities	—	(88)	(419)	—	(507)

Financing activities:
Proceeds from debt, net	—	—	80	—	80
Net intercompany borrowings (repayments)	201	(165)	(36)	—	—
Proceeds from stock issuance, net	1	—	—	—	1
Sale of noncontrolling interests	—	—	32	—	32
Acquisition of noncontrolling interests	—	—	(6)	—	(6)
Dividends paid to common stockholders	(211)	—	(2)	2	(211)
Other	—	—	(1)	—	(1)

Net cash provided from (used in) financing activities	(9)	(165)	67	2	(105)

Effect of exchange rate changes on cash	—	—	(4)	—	(4)

Net change in cash and cash equivalents	—	(232)	49	—	(183)
Cash and cash equivalents at beginning of period	—	342	1,219	—	1,561

Cash and cash equivalents at end of period	$—	$110	$1,268	$—	$1,378

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

	Three Months Ended March 31, 2012
Condensed Consolidating Statement of Cash Flows	Newmont Mining Corporation	Newmont USA	Other Subsidiaries	Eliminations	Newmont Mining Corporation Consolidated

Operating activities:
Net income (loss)	$490	$424	$517	$(828)	$603
Adjustments	(486)	(159)	185	826	366
Net change in operating assets and liabilities	(45)	(676)	365	—	(356)

Net cash provided from (used in) continuing operations	(41)	(411)	1,067	(2)	613
Net cash used in discontinued operations	—	—	(4)	—	(4)

Net cash provided from (used in) operations	(41)	(411)	1,063	(2)	609

Investing activities:
Additions to property, plant and mine development	—	(167)	(529)	—	(696)
Acquisitions, net	—	—	(11)	—	(11)
Purchases of marketable securities	—	(143)	—	—	(143)
Proceeds from sale of other assets	—	—	12	—	12
Other	—	—	(17)	—	(17)

Net cash used in investing activities	—	(310)	(545)	—	(855)

Financing activities:
Proceeds from debt, net	3,346	—	—	—	3,346
Repayment of debt	(1,799)	(105)	(3)	—	(1,907)
Payment of conversion premium on debt	(172)	—	—	—	(172)
Net intercompany borrowings (repayments)	(1,163)	1,710	(547)	—	—
Proceeds from stock issuance, net	2	—	—	—	2
Dividends paid to common stockholders	(173)	—	(2)	2	(173)
Other	—	—	(2)	—	(2)

Net cash provided from (used in) financing activities	41	1,605	(554)	2	1,094

Effect of exchange rate changes on cash	—	—	4	—	4

Net change in cash and cash equivalents	—	884	(32)	—	852
Cash and cash equivalents at beginning of period	—	10	1,750	—	1,760

Cash and cash equivalents at end of period	$—	$894	$1,718	$—	$2,612

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

	At March 31, 2012
	Newmont Mining Corporation			Newmont USA			Other Subsidiaries			Eliminations
Condensed Consolidating Statement of Cash Flows	As Previously Presented	Change	As Revised	As Previously Presented	Change	As Revised	As Previously Presented	Change	As Revised	As Previously Presented	Change	As Revised
Operating activities:
Net income (loss)	$490	$—	$490	$540	$(116)	$424	$147	$370	$517	$(574)	$(254)	$(828)
Adjustments	13	(499)	(486)	60	(219)	(159)	(281)	466	185	574	252	826
Net change in operating assets and liabilities	(45)	—	(45)	(298)	(378)	(676)	(13)	378	365	—	—	—

Net cash provided from (used in) continuing operations	458	(499)	(41)	302	(713)	(411)	(147)	1,214	1,067	—	(2)	(2)
Net cash used in discontinued operations	—	—	—	—	—	—	(4)	—	(4)	—	—	—

Net cash provided from (used in) operations	458	(499)	(41)	302	(713)	(411)	(151)	1,214	1,063	—	(2)	(2)

Investing activities:
Additions to property, plant and mine development	—	—	—	(479)	312	(167)	(217)	(312)	(529)	—	—	—
Acquisitions, net	—	—	—	—	—	—	(11)	—	(11)	—	—	—
Purchases of marketable securities	—	—	—	(143)	—	(143)	—	—	—	—	—	—
Proceeds from sale of other assets	—	—	—	8	(8)	—	4	8	12	—	—	—
Other	—	—	—	—	—	—	(17)	—	(17)	—	—	—

Net cash used in investing activities	—	—	—	(614)	304	(310)	(241)	(304)	(545)	—	—	—

Financing activities:
Net borrowings (repayments)	1,547	—	1,547	(106)	1	(105)	(2)	(1)	(3)	—	—	—
Payment of conversion premium on debt	(172)	—	(172)	—	—	—	—	—	—	—	—	—
Net intercompany borrowings (repayments)	(1,662)	499	(1,163)	1,164	546	1,710	498	(1,045)	(547)	—	—	—
Proceeds from stock issuance, net	2	—	2	—	—	—	—	—	—	—	—	—
Dividends paid to common stockholders	(173)	—	(173)	—	—	—	—	(2)	(2)	—	2	2
Other	—	—	—	—	—	—	(2)	—	(2)	—	—	—

Net cash provided from (used in) financing activities	(458)	499	41	1,058	547	1,605	494	(1,048)	(554)	—	2	2

Effect of exchange rate changes on cash	—	—	—	(2)	2	—	6	(2)	4	—	—	—

Net change in cash and cash equivalents	—	—	—	744	140	884	108	(140)	(32)	—	—	—
Cash and cash equivalents at beginning of period	—	—	—	1,526	(1,516)	10	234	1,516	1,750	—	—	—

Cash and cash equivalents at end of period	$—	$—	$—	$2,270	$(1,376)	$894	$342	$1,376	$1,718	$—	$—	$—

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

	At March 31, 2013
Condensed Consolidating Balance Sheet	Newmont Mining Corporation	Newmont USA	Other Subsidiaries	Eliminations	Newmont Mining Corporation Consolidated

Assets
Cash and cash equivalents	$—	$110	$1,268	$—	$1,378
Trade receivables	—	19	193	—	212
Accounts receivable	—	4	549	—	553
Intercompany receivable	2,935	7,404	6,452	(16,791)	—
Investments	52	3	20	—	75
Inventories	—	126	720	—	846
Stockpiles and ore on leach pads	—	245	711	—	956
Deferred income tax assets	—	145	152	—	297
Other current assets	9	101	1,199	—	1,309

Current assets	2,996	8,157	11,264	(16,791)	5,626
Property, plant and mine development, net	—	2,220	15,969	(38)	18,151
Investments	—	4	1,357	—	1,361
Investments in subsidiaries	16,871	6,157	3,169	(26,197)	—
Stockpiles and ore on leach pads	—	418	2,534	—	2,952
Deferred income tax assets	826	170	682	(1,205)	473
Long-term intercompany receivable	4,029	49	579	(4,657)	—
Other long-term assets	50	157	681	—	888

Total assets	$24,772	$17,332	$36,235	$(48,888)	$29,451

Liabilities
Debt	$—	$—	$10	$—	$10
Accounts payable	—	65	525	—	590
Intercompany payable	4,403	6,021	6,367	(16,791)	—
Employee-related benefits	—	104	186	—	290
Income and mining taxes	—	—	109	—	109
Other current liabilities	81	134	1,438	—	1,653

Current liabilities	4,484	6,324	8,635	(16,791)	2,652
Debt	6,081	1	297	—	6,379
Reclamation and remediation liabilities	—	147	1,318	—	1,465
Deferred income tax liabilities	—	22	2,045	(1,205)	862
Employee-related benefits	5	392	201	—	598
Long-term intercompany payable	401	—	4,294	(4,695)	—
Other long-term liabilities	—	12	358	—	370

Total liabilities	10,971	6,898	17,148	(22,691)	12,326

Equity
Newmont stockholders’ equity	13,801	10,434	13,953	(24,294)	13,894
Noncontrolling interests	—	—	5,134	(1,903)	3,231

Total equity	13,801	10,434	19,087	(26,197)	17,125

Total liabilities and equity	$24,772	$17,332	$36,235	$(48,888)	$29,451

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

Operating Segments

The Company’s operating segments are identified in Note 3. Except as noted in this paragraph, all of the Company’s commitments and contingencies specifically described in this Note 25 relate to the Corporate and Other reportable segment. The Hope Bay Mining Ltd. matters relate to the North America reportable segment. The Yanacocha matters relate to the South America reportable segment. The PTNNT matters relate to the Indonesia reportable segment.

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

Estimated future reclamation costs are based principally on legal and regulatory requirements. At March 31, 2013 and December 31, 2012, $1,350 and $1,341, respectively, were accrued for reclamation costs relating to currently or recently producing mineral properties in accordance with asset retirement obligation guidance. The current portions of $61 and $62 at March 31, 2013 and December 31, 2012, respectively, are included in Other current liabilities.

In addition, the Company is involved in several matters concerning environmental obligations associated with former mining activities. Generally, these matters concern developing and implementing remediation plans at the various sites involved. The Company believes that the related environmental obligations associated with these sites are similar in nature with respect to the development of remediation plans, their risk profile and the compliance required to meet general environmental standards. Based upon the Company’s best estimate of its liability for these matters, $195 and $198 were accrued for such obligations at March 31, 2013 and December 31, 2012, respectively. These amounts are included in Other current liabilities and Reclamation and remediation liabilities. Depending upon the ultimate resolution of these matters, the Company believes that it is reasonably possible that the liability for these matters could be as much as 115% greater or 5% lower than the amount accrued at March 31, 2013. The amounts accrued are reviewed periodically based upon facts and circumstances available at the time. Changes in estimates are recorded in Reclamation and remediation in the period estimates are revised.

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

Newmont USA Limited - 100% Newmont Owned

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

Hope Bay Mining Ltd. - 100% Newmont Owned

In July 2011 Environment Canada Enforcement Officers discovered a release of drill water containing calcium chloride on Hope Bay Mining Ltd. (“HBML”) property in Nunavut, Canada. Orbit Garant Drilling Inc. (“Orbit”) operated a diamond drill rig on the HBML property. On February 13, 2013, HBML received service of a summons and charges from a Judge for Nunavut alleging violation of the Fisheries Act relating to the release of drill water and alleged failure to report a discharge. Orbit operated the drill at issue in the summons. Total potential fines and penalties for proven charges of this nature could be up to $1. Newmont cannot reasonably predict the outcome of this matter.

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

Administrative Actions. The Peruvian government agency responsible for environmental evaluation and inspection, Organismo Evaluacion y Fiscalizacion Ambiental (“OEFA”), conducts bi-annual reviews of the Yanacocha site. In mid-2011 and in March 2013, OEFA issued notices of alleged violations of OEFA standards to Yanacocha relating to past inspections. In April 2013, OEFA issued a finding and penalty with respect to three 2011 allegations in the amount of $.1. Total fines for all outstanding OEFA alleged violations could range from $.1 to $17.4. Yanacocha is responding to all notices of alleged violations, but cannot predict the outcome of the agency allegations.

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

On September 24, 2012, NWG served a summons and complaint on NMC, and then amended the complaint to add Newmont Canada Holdings ULC as a defendant. The complaint also names Fronteer Gold Inc and Mark O’Dea as defendants. The complaint seeks rescission of the merger between Fronteer and NewWest Gold and $750 in damages. Newmont intends to defend this matter, but cannot reasonably predict the outcome.

Other Commitments and Contingencies

Tax contingencies are provided for in accordance with ASC income tax guidance (see Note 7).

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

As part of its ongoing business and operations, the Company and its affiliates are required to provide surety bonds, bank letters of credit and bank guarantees as financial support for various purposes, including environmental reclamation, exploration permitting, workers compensation programs and other general corporate purposes. At March 31, 2013 and December 31, 2012, there were $1,835 and $1,755, respectively, of outstanding letters of credit, surety bonds and bank guarantees. The surety bonds, letters of credit and bank guarantees reflect fair value as a condition of their underlying purpose and are subject to fees competitively determined in the market place. The obligations associated with these instruments are generally related to performance requirements that the Company addresses through its ongoing operations. As the specific requirements are met, the beneficiary of the associated instrument cancels and/or returns the instrument to the issuing entity. Certain of these instruments are associated with operating sites with long-lived assets and will remain outstanding until closure. Generally, bonding requirements associated with environmental regulation are becoming more restrictive. However, the Company believes it is in compliance with all applicable bonding obligations and will be able to satisfy future bonding requirements through existing or alternative means, as they arise.

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

This item should be read in conjunction with our interim unaudited Condensed Consolidated Financial Statements and the notes thereto included in this quarterly report. Additionally, the following discussion and analysis should be read in conjunction with Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations and the consolidated financial statements included in Part II of our Annual Report on Form 10-K for the year ended December 31, 2012 filed February 22, 2013.

Overview

Newmont is one of the world’s largest gold producers and is the only gold company included in the S&P 500 Index and Fortune 500. We have been included in the Dow Jones Sustainability Index-World for six consecutive years and have adopted the World Gold Council’s Conflict-Free Gold Policy. We are also engaged in the exploration for and acquisition of gold and gold/copper properties. We have significant operations and/or assets in the United States, Australia, Peru, Indonesia, Ghana, Mexico and New Zealand.

Our vision is to be the most valued and respected mining company through industry leading performance. First quarter 2013 highlights are included below and discussed further in Results of Consolidated Operations.

Operating highlights

•	Sales of $2,177;

•	Average realized gold and copper price of $1,631 per ounce and $3.13 per pound;

•	Consolidated gold production of 1,281,000 ounces (1,165,000 attributable ounces) at Costs applicable to sales of $758 per ounce;

•	Consolidated copper production of 58 million pounds (38 million attributable pounds) at Costs applicable to sales of $2.19 per pound; and

•	Gold and copper operating margin (see “Non-GAAP Financial Measures” on page 53) of $873 per ounce and $0.94 per pound, respectively.

Advancing our project pipeline.

We remain focused on the progression of our next generation of mining projects. Approximately 40% of our 2013 capital expenditures will be allocated as development capital, including the Akyem project, the Phoenix Copper Leach project, the Ahafo Mill Expansion, the Conga project and other expansion projects in Nevada and at La Herradura, with the remaining 60% expected to be spent on sustaining capital. Additional capital investment is also possible at the Merian project in Suriname in 2013 pending the outcome of further dialogue with the government and project economic evaluation. We manage our wider project portfolio to maintain flexibility to address the development risks associated with our projects including permitting, local community and government support, engineering and procurement availability, technical issues, escalating costs and other associated risks that could adversely impact the timing and costs of certain opportunities.

Our opportunities in the Execution phase of development comprise a significant part of the Company’s growth strategy and include Akyem in Ghana, Phoenix Copper Leach in Nevada and Conga in Peru, as described further below.

Akyem, Ghana. Construction activities continue to progress on schedule and on budget. First production is expected in late 2013. Gold production is expected to be 350,000 to 450,000 ounces per year at Costs applicable to sales of $500 to $650 per ounce for the first five years of the mine’s operating life of approximately 16 years (based on current gold reserves). Capital costs are estimated at $950 to $1,050, of which $747 have been incurred at March 31, 2013. At December 31, 2012, we reported 7.4 million ounces of gold reserves at Akyem.

Phoenix Copper Leach, Nevada. The Board of Directors authorized full funding for the Phoenix Copper Leach project in April 2012. Copper production is expected to be approximately 20 million pounds per year for the first five years of production at Costs applicable to sales of $1.75 to $2.00 per pound, which are expected to be reported under the by-product method of accounting. First production is expected in late 2013. Capital costs are expected to be $170 to $215, of which $106 have been incurred at March 31, 2013.

Conga, Peru. Due to local political and community protests, construction and development activities at the Conga project were largely suspended in November 2011. The results of the Peruvian Central Government initiated Environmental Impact Assessment (“EIA”) independent review were announced on April 20, 2012 and confirmed our initial EIA met Peruvian and International standards. The review made recommendations to provide additional water capacity and social funds, which we have largely accepted. We announced our decision to move the project forward on a “water first” approach on June 22, 2012. Spending on the project in 2013 is anticipated to be approximately $300, focusing on building water reservoirs, completing the last engineering activities, and accepting delivery of the main equipment purchases. Total property, plant and mine development was $1,519 at March 31, 2013. At December 31, 2012 we reported 6.5 million attributable ounces of gold reserves and 1,690 million attributable pounds of copper reserves at Conga. Construction of Conga and the implementation of the independent EIA review recommendations will continue provided it can be done in a safe manner with risk-adjusted returns that justify future investment. Should we be unable to continue with the current development plan at Conga, we may reprioritize and reallocate capital to development alternatives which may result in a potential accounting impairment.

We continue to advance earlier stage development assets through our project pipeline in our five operating regions. The exploration, construction and operation of these earlier stage development assets may require significant funding if they go into execution. Two of these projects are described further below:

Merian, Suriname. Feasibility study work for the Merian project began in the third quarter of 2011 and was completed in 2012, increasing our equity interest in the joint venture with Alcoa to 80%. We continue to finalize the mineral agreement with the government of Suriname. Once the mineral agreement is approved by the government of Suriname, Newmont’s Board of Directors will consider approving the investment to develop the project. The development of the Merian project will allow Newmont to pursue a new district with upside potential and the opportunity to grow and extend the operating life of the South American region. First production is targeted for late 2015 or early 2016 with initial estimated gold production (on a 100% basis) of 350,000 to 450,000 ounces per year. At December 31, 2012, we reported 2.9 million attributable ounces of gold reserves at Merian.

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

Selected Financial and Operating Results

	Three Months Ended March 31,
	2013	2012
Sales	$2,177	$2,683
Income from continuing operations	$357	$674
Net income	$357	$603
Net income attributable to Newmont stockholders	$315	$490
Per common share, basic:
Income from continuing operations attributable to Newmont stockholders	$0.63	$1.13
Net income attributable to Newmont stockholders	$0.63	$0.99
Adjusted net income (1)	$354	$578
Adjusted net income per share (1)	$0.71	$1.17
Consolidated gold ounces (thousands)
Produced	1,281	1,479
Sold(2)	1,252	1,455
Consolidated copper pounds (millions)
Produced	58	57
Sold	43	58
Average price realized, net:
Gold (per ounce)	$1,631	$1,684
Copper (per pound)	$3.13	$4.01
Consolidated costs applicable to sales:(3)
Gold (per ounce)	$758	$620
Copper (per pound)	$2.19	$1.98
Attributable costs applicable to sales:(1)
Gold (per ounce)	$781	$637
Copper (per pound)	$2.24	$1.97
Operating margin(1)
Gold (per ounce)	$873	$1,064
Copper (per pound)	$0.94	$2.03

(1)	See “Non-GAAP Financial Measures” on page 53.
(2)	Excludes development ounces.
(3)	Excludes Amortization and Reclamation and remediation.

Consolidated Financial Results

Net income attributable to Newmont stockholders for the first quarter of 2013 was $315, or $0.63 per share, compared to $490, or $0.99 per share, for the first quarter of 2012. Results for the first quarter of 2013 compared to the first quarter of 2012 were impacted by lower gold and copper production, lower average realized gold and copper prices, and higher gold and copper unit costs, partially offset by lower exploration, lower advanced project costs and lower Hope Bay care and maintenance costs.

Gold Sales decreased 17% in the first quarter of 2013 compared to the first quarter of 2012 due to decreased sales volume and a lower average realized gold price. The following analysis summarizes the changes in consolidated gold sales:

	Three Months Ended March 31,
	2013	2012
Consolidated gold sales:
Gross before provisional pricing	$2,043	$2,459
Provisional pricing mark-to-market	3	6

Gross after provisional pricing	2,046	2,465
Treatment and refining charges	(4)	(15)

Net	$2,042	$2,450

Consolidated gold ounces sold (thousands):	1,252	1,455
Average realized gold price (per ounce):
Gross before provisional pricing	$1,632	$1,690
Provisional pricing mark-to-market	2	4

Gross after provisional pricing	1,634	1,694
Treatment and refining charges	(3)	(10)

Net	$1,631	$1,684

The change in consolidated gold sales is due to:

Three Months Ended March 31,
2013 vs. 2012
Change in consolidated ounces sold	$(344)
Change in average realized gold price	(75)
Change in treatment and refining charges	11

$(408)

Copper Sales decreased 42% in the first quarter of 2013 compared to the first quarter of 2012 due to decreased sales volume and a lower average realized copper price. The following analysis summarizes the changes in consolidated copper sales:

	Three Months Ended March 31,
	2013	2012
Consolidated copper sales:
Gross before provisional pricing	$155	$219
Provisional pricing mark-to-market	(9)	31

Gross after provisional pricing	146	250
Treatment and refining charges	(11)	(17)

Net	$135	$233

Consolidated copper pounds sold (millions):	43	58
Average realized copper price (per pound):
Gross before provisional pricing	$3.60	$3.77
Provisional pricing mark-to-market	(0.21)	0.53

Gross after provisional pricing	3.39	4.30
Treatment and refining charges	(0.26)	(0.29)

Net	$3.13	$4.01

The change in consolidated copper sales is due to:

Three Months Ended March 31,
2013 vs. 2012
Change in consolidated pounds sold	$(64)
Change in average realized copper price	(40)
Change in treatment and refining charges	6

$(98)

The following is a summary of consolidated gold and copper sales, net:

	Three Months Ended March 31,
	2013	2012
Gold
North America:
Nevada	$570	$723
La Herradura	90	93

	660	816

South America:
Yanacocha	455	594
Australia/New Zealand:
Boddington	329	298
Other Australia/New Zealand	392	427

	721	725

Indonesia:
Batu Hijau	11	34
Africa:
Ahafo	195	281

	2,042	2,450

Copper
Australia/New Zealand:
Boddington	65	61
Indonesia:
Batu Hijau	70	172

	135	233

	$2,177	$2,683

Costs applicable to sales for gold increased in the first quarter of 2013 compared to the first quarter of 2012 due to higher mining and milling costs and lower by-product credits. Costs applicable to sales for copper was also impacted in the first quarter of 2013 compared to the first quarter of 2012 by higher mining and milling costs and higher co-product allocation of costs to copper at Boddington. For a complete discussion regarding variations in operations, see Results of Consolidated Operations below.

Amortization increased in the first quarter of 2013 compared to the first quarter of 2012 due largely to higher mine development costs and asset retirement costs at Yanacocha as well as higher production from Boddington. We expect Amortization expense to be approximately $1,050 to $1,100 in 2013.

The following is a summary of Costs applicable to sales and Amortization by operation:

	Costs Applicable to Sales		Amortization

	Three Months Ended March 31,		Three Months Ended March 31,
	2013	2012	2013	2012
Gold
North America:
Nevada	$272	$267	$59	$53
La Herradura	40	32	6	5

	312	299	65	58

South America:
Yanacocha	158	161	70	50
Australia/New Zealand:
Boddington	174	137	42	32
Other Australia/New Zealand	232	190	46	37

	406	327	88	69

Indonesia:
Batu Hijau	7	19	2	3
Africa:
Ahafo	66	96	17	24

	949	902	242	204

Copper
Australia/New Zealand:
Boddington	48	30	10	6
Indonesia:
Batu Hijau	47	85	9	16

	95	115	19	22

Other
Corporate and other	—	—	6	5

	$1,044	$1,017	$267	$231

Exploration expense decreased $29, or 33% in the first quarter of 2013 compared to the first quarter of 2012 due to a decrease in both brownfields and greenfields expenditures in all our regions. Exploration activities in a number of countries including Solomon Islands, Papua New Guinea and Cote d’Ivoire have been discontinued. We expect Exploration expense to be approximately $250 to $300 in 2013, focused primarily on our brownfields programs at Carlin, Long Canyon and Phoenix in Nevada, La Herradura in Mexico, Jundee and Tanami in Australia and Ahafo in Africa, whereas in the greenfields programs the focus will be on Nevada, Suriname-French Guiana, Andes and West Africa.

Advanced projects, research and development in the first quarter of 2013 and 2012 is summarized as follows:

	Three Months Ended March 31,
	2013	2012
North America
Nevada	$9	$6
South America
Yanacocha	8	6
Conga	1	26
Other South America	—	15
Australia/New Zealand
Boddington	1	2
Other Australia/New Zealand	1	2
Indonesia
Batu Hijau	3	6
Africa
Ahafo	5	4
Akyem	3	2
Other Africa	—	1
Corporate and Other
Technical and project services	16	27
Corporate	5	5

	$52	$102

We expect Advanced projects, research and development expenses to be approximately $350 to $400 in 2013, focused primarily on Long Canyon and underground exploration drifts in Nevada and the start-up of Akyem in Africa.

General and administrative expenses increased slightly in the first quarter of 2013 compared to the first quarter of 2012 due to increased salaries and benefits. We expect 2013 General and administrative expenses to be approximately $200 to $250.

Other expense, net was $100 and $120 for the three months ended March 31, 2013 and 2012, respectively. The decrease is mainly due to lower expenses for Hope Bay care and maintenance, Community development, and Regional administration, partially offset by restructuring charges and non-cash expense related to the TMAC transaction.

Other income, net was $26 and $33 for the three months ended March 31, 2013 and 2012, respectively. The decrease is primarily related to the reduction of allowance for loan receivable in 2012, lower income from developing projects and gain on asset sales, partially offset by lower losses for marketable securities impairment and foreign currency exchange.

Interest expense, net increased by $13 in the first quarter of 2013 compared to the first quarter of 2012 due to the issuance of the 2022 and 2042 Senior Notes during the first quarter of 2012, partially offset by higher capitalized interest in 2013. We expect 2013 Interest expense, net to be approximately $200 to $250.

Income and mining tax expense during the first quarter of 2013 was $181 resulting in an effective tax rate of 33%. Income and mining tax expense during the first quarter of 2012 was $343 for an effective tax rate of 33%. The effective tax rates in the first quarter of 2013 and 2012 are different from the United States statutory rate of 35% primarily due to valuation allowances, mining tax, U.S. percentage depletion and non-cash expense related to the TMAC transaction. For a complete discussion of the factors that influence our effective tax rate, see Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations in Newmont’s Annual Report on Form 10-K for the year ended December 31, 2012 filed February 22, 2013. We expect the 2013 full year tax rate to be approximately 30% to 32%, assuming an average gold price of $1,500 per ounce for the remainder of the year.

Net income attributable to noncontrolling interests decreased to $42 in the first quarter of 2013 compared to $113 in the first quarter of 2012 as a result of decreased earnings at Minera Yanacocha and Batu Hijau as well as the TMAC transaction in March 2013.

Income (loss) from discontinued operations includes a reduction in the Holt property royalty liability. During the first quarter of 2012, the Company recorded an additional $ 71 charge, net of tax benefits of $4, to reflect an increase in future expected production at the Holt property. Due to the nature of the sliding scale royalty calculation, changes in expected production and the gold price have a significant impact on the fair value of the liability.

Results of Consolidated Operations

	Gold or Copper Produced		Costs Applicable to Sales(1)		Amortization
	2013	2012	2013	2012	2013	2012
	(ounces in thousands)		($ per ounce)		($ per ounce)
Three Months Ended March 31,
Gold
North America	436	489	$767	$613	$161	$118
South America	285	366	568	458	251	143
Australia/New Zealand	421	427	922	767	196	158
Indonesia	14	22	993	913	209	168
Africa	125	175	555	568	144	143

Total/Weighted-Average	1,281	1,479	$758	$620	$197	$139

Attributable to Newmont(2)(3)	1,165	1,307	$781	$637

Net Attributable to Newmont(3)			$755	$580

Copper	(pounds in millions)		($ per pound)		($ per pound)
Australia/New Zealand	18	14	2.35	$1.94	$0.51	$0.41
Indonesia	40	43	2.05	2.00	0.40	0.36

Total/Weighted-Average	58	57	2.19	1.98	0.45	0.38

Attributable to Newmont(3)	38	35	$2.24	$1.97

(1)	Excludes Amortization and Reclamation and remediation.
(2)	Includes 15,000 and 13,000 attributable ounces from our interest in La Zanja in 2013 and 2012, respectively, and 14,000 and 4,000 attributable ounces in 2013 and 2012 from our interest in Duketon.
(3)	Attributable and Net Attributable Costs applicable to sales are non-GAAP financial measures. See page 53 for a reconciliation.

First quarter 2013 compared to 2012

Consolidated gold ounces produced decreased 13% due to a build of in-process inventory as well as lower mill grade at Ahafo, lower mill grade at Yanacocha, and lower grade and recovery at Carlin and lower grade and throughput at Twin Creeks. Consolidated copper pounds produced increased 2% due to higher copper grade at Boddington largely offset by processing lower grade stockpiles at Batu Hijau.

Costs applicable to sales per consolidated gold ounce sold increased 22% due to lower production from Nevada, Yanacocha, Other Australia/New Zealand, Indonesia, and Africa. Costs applicable to sales per consolidated copper pound sold increased 11% due to lower production at Batu Hijau and higher co-product costs allocated to copper at Boddington.

Amortization per consolidated gold ounce sold increased 42% due to higher mine development costs and higher asset retirement costs at Yanacocha and lower production. Amortization per consolidated copper pound sold increased 18% due to timing of copper sales at Batu Hijau and higher co-product allocation to copper at Boddington.

We continue to expect 2013 gold production of approximately 4.8 to 5.1 million attributable ounces at consolidated Costs applicable to sales per ounce of approximately $675 to $750 and 2013 copper production of approximately 150 to 170 million attributable pounds at consolidated Costs applicable to sales per pound of approximately $2.25 to $2.50.

North America Operations

	Gold Ounces Produced		Costs Applicable to Sales(1)		Amortization
	2013	2012	2013	2012	2013	2012
	(in thousands)		($ per ounce)		($ per ounce)
Three Months Ended March 31,
Nevada	381	435	$774	$617	$169	$121
La Herradura(2)	55	54	717	581	115	96

Total/Weighted-Average	436	489	$767	$613	$161	$118

Attributable to Newmont	436	489

(1)	Excludes Amortization and Reclamation and remediation.
(2)	Our proportionate 44% share.

First quarter 2013 compared to 2012

Nevada, USA. Gold ounces produced decreased 12% due to lower grade and recovery at Mill 5 and Mill 6 as well as lower tons and grade at the Twin Creeks autoclave, partially offset by new production at Emigrant and higher throughput at Phoenix. Costs applicable to sales per ounce increased 25% due to lower ounces sold and lower capitalized mine development activities in 2013 compared to 2012. Amortization per ounce increased 40% due to lower ounces sold.

La Herradura, Mexico. Gold ounces produced increased 2% due to higher leach placement and grade. Costs applicable to sales per ounce increased 23% due to mining additional waste tons compared to 2012.

We continue to expect gold production in North America of approximately 2.0 to 2.1 million ounces at Costs applicable to sales per ounce of approximately $600 to $650 in 2013.

South America Operations

	Gold Ounces Produced		Costs Applicable to Sales(1)		Amortization
	2013	2012	2013	2012	2013	2012
	(in thousands)		($ per ounce)		($ per ounce)
Three Months Ended March 31,
Yanacocha	285	366	$568	$458	$251	$143

Attributable to Newmont:
Yanacocha (51.35%)	147	188
La Zanja (46.94%)	15	13

	162	201

(1)	Excludes Amortization and Reclamation and remediation.

First quarter 2013 compared to 2012

Yanacocha, Peru. Gold ounces produced decreased 22% due to lower mill grade and lower leach ore placement from Chaquicocha. Costs applicable to sales per ounce increased 24% due to lower production and lower silver by-product credits. Amortization per ounce increased 76% mainly due to higher mine development costs and higher asset retirement costs.

We continue to expect attributable gold production in South America of approximately 550,000 to 600,000 ounces at Costs applicable to sales per ounce of approximately $600 to $650 in 2013.

Australia/New Zealand Operations

	Gold or Copper Produced		Costs Applicable to Sales(1)		Amortization
	2013	2012	2013	2012	2013	2012
	(ounces in thousands)		($ per ounce)		($ per ounce)
Three Months Ended March 31,
Gold
Boddington	177	162	$873	$782	$210	$181
Other Australia/New Zealand	244	265	962	757	185	141

Total/Weighted-Average	421	427	$922	$767	$196	$158

Attributable to Newmont(2)	435	431

Copper	(pounds in millions)		($ per pound)		($ per pound)
Boddington	18	14	$2.35	$1.94	$0.51	$0.41

(1)	Excludes Amortization and Reclamation and remediation.
(2)	Includes 14,000 and 4,000 attributable ounces in the first quarter 2013 and 2012, respectively, from our interest in Duketon.

First quarter 2013 compared to 2012

Boddington, Australia. Gold ounces produced increased 9% and copper pounds produced increased 29% due to higher mill grade. Costs applicable to sales increased 12% per ounce and increased 21% per pound from the prior year quarter due to a higher strip ratio, higher mill maintenance costs, and the impact of the carbon tax which took effect in July 2012. Copper costs applicable to sales was also affected by the higher co-product cost allocated to copper compared to the prior year quarter.

Other Australia/New Zealand. Gold ounces produced decreased 8% due to lower mill grade at Jundee, Kalgoorlie, and Tanami coupled with lower throughput at Tanami and partly offset by higher throughput at Waihi. Costs applicable to sales per ounce increased 27% primarily due to lower production, higher operating costs, and the impact of the carbon tax. Amortization per ounce increased 31% due to lower production at Kalgoorlie, Tanami, and Jundee coupled with higher mine development costs at Tanami and Jundee.

We continue to expect attributable gold production for Australia/New Zealand of approximately 1.6 to 1.7 million ounces at Costs applicable to sales per ounce of approximately $900 to $1,000 in 2013. We expect attributable copper production for Australia/New Zealand to be approximately 70 to 80 million pounds at Costs applicable to sales per pound of approximately $2.45 to $2.65 in 2013.

Indonesia Operations

	Gold or Copper Produced		Costs Applicable to Sales(1)		Amortization
	2013	2012	2013	2012	2013	2012
	(ounces in thousands)		($ per ounce)		($ per ounce)
Three Months Ended March 31,
Gold
Batu Hijau	14	22	$993	$913	$209	$168

Attributable to Newmont(2)	7	11

Copper	(pounds in millions)		($ per pound)		($ per pound)
Batu Hijau	40	43	$2.05	$2.00	$0.40	$0.36

Attributable to Newmont	20	21

(1)	Excludes Amortization and Reclamation and remediation.

First quarter 2013 compared to 2012

Batu Hijau, Indonesia. Copper pounds and gold ounces produced decreased 7% and 36%, respectively, due to lower grade and recovery as a result of processing lower grade stockpiled material as Phase 6 stripping continues. Costs applicable to sales per pound and per ounce increased 3% and 9%, respectively, due to lower production partially offset by lower mill maintenance costs. Amortization per pound and per ounce increased 11% and 24%, respectively, due to lower copper and gold sales.

We continue to expect attributable gold production for Indonesia of approximately 20,000 to 30,000 ounces at Costs applicable to sales per ounce of approximately $900 to $1,000 in 2013. We expect attributable copper production for Indonesia to be approximately 75 to 90 million pounds at consolidated Costs applicable to sales per pound of approximately $2.20 to $2.40 in 2013.

Africa Operations

	Gold Ounces Produced		Costs Applicable to Sales(1)		Amortization
	2013	2012	2013	2012	2013	2012
	(in thousands)		($ per ounce)		($ per ounce)
Three Months Ended March 31,
Ahafo	125	175	$555	$568	$144	$143

Attributable to Newmont	125	175

(1)	Excludes Amortization and Reclamation and remediation.

First quarter 2013 compared to 2012

Ahafo, Ghana. Gold ounces produced decreased 29% due to an increase of in-process inventory and lower mill grade, partly offset by higher recovery. Costs applicable to sales per ounce decreased 2% due to lower mining and milling costs compared to the prior year quarter.

We continue to expect gold production in Africa of approximately 625,000 to 675,000 ounces at Costs applicable to sales per ounce of approximately $525 to $575 in 2013.

All-In Sustaining Costs

All-in sustaining costs include Costs applicable to sales, General and administrative, Exploration, Advanced projects, research and development, Other expense, net and sustaining capital expenditures. The sum of these costs, less copper sales is divided by gold ounces sold to determine a per ounce amount. All-in sustaining costs are non-GAAP financial measures. See page 53 for a reconciliation.

All-in sustaining costs per ounce were $1,086 ($1,115 attributable) and $1,016 ($1,046 attributable) for first quarter 2013 and 2012, respectively.

Foreign Currency Exchange Rates

Our foreign operations sell their gold and copper production based on U.S. dollar metal prices. Approximately 49% and 43% of our Costs applicable to sales were paid in local currencies during the first quarter of 2013 and 2012, respectively. Variations in the local currency exchange rates in relation to the U.S. dollar at our foreign mining operations increased consolidated Costs applicable to sales per ounce by approximately $4, net of hedging gains and losses, during the first quarter of 2013 as compared to the first quarter of 2012.

Liquidity and Capital Resources

Cash Provided from Operating Activities

Net cash provided from continuing operations was $439 in the first quarter of 2013, a decrease of $174 from the first quarter of 2012, primarily due to lower gold production and a lower average realized gold price partially offset by a net decrease in operating assets and liabilities. The decrease in net operating assets and liabilities of $68 in the first quarter of 2013 compared to the first quarter of 2012 is due to decreases in account receivables and other assets.

Investing Activities

Net cash used in investing activities decreased to $507 during the first quarter of 2013 compared to $855 during the same period of 2012, respectively. Additions to property, plant and mine development were as follows:

	Three Months Ended March 31,
	2013	2012
North America:
Nevada	$106	$157
La Herradura	19	21

	125	178

South America:
Yanacocha	48	93
Conga	86	147
Other South America	21	27

	155	267

Australia/New Zealand:
Boddington	25	23
Other Australia/New Zealand	41	73

	66	96

Indonesia:
Batu Hijau	23	33

	23	33

Africa:
Ahafo	60	50
Akyem	68	85

	128	135
Corporate and Other	—	11

Accrual basis	497	720
Decrease (increase) in accrued capital expenditures	13	(24)

Cash basis	$510	$696

Capital expenditures in North America during the first quarter of 2013 were primarily related to the construction of the Phoenix Copper Leach project, the development of the Turf Vent Shaft project, surface and underground mine development in both Nevada and Mexico and infrastructure improvements in Nevada. Capital expenditures in South America were primarily related to the Conga and Merian projects, surface mine development and equipment purchases. The majority of capital expenditures in Australia and New Zealand were for underground mine development, tailings facility construction, mining equipment purchases and infrastructure improvements. Capital expenditures in Batu Hijau were primarily for equipment and equipment component purchases and infrastructure improvements. Capital expenditures in Africa were primarily related to Akyem development and the Subika expansion project, equipment purchases and surface mine development at Ahafo. We now expect 2013 consolidated capital expenditures to be $2,300 to $2,500 ($2,000 to $2,200 attributable to Newmont).

Capital expenditures in North America during the first quarter of 2012 were primarily related to development of the Emigrant leach project, surface mine development, Noche Buena leach project in Mexico and other equipment purchases and infrastructure improvements in Nevada. Capital expenditures in South America were primarily related to Conga project development and Yanacocha leach pad development, surface mine development and equipment purchases. The majority of capital expenditures in Australia, New Zealand and Batu Hijau were for surface and underground development, mining equipment and infrastructure improvements. Capital expenditures in Africa were primarily related to Akyem development and the Subika expansion project at Ahafo.

Acquisitions, net. During the first quarter of 2013 and 2012, we paid $8 and $11 in contingent payments in accordance with the 2009 Boddington acquisition agreement.

Purchases of marketable securities. During the first quarter of 2013 we purchased marketable equity securities of $1. During the first quarter of 2012, we purchased corporate marketable debt securities of $143 (short-term $55 and long-term $88).

Proceeds from sale of other assets. During the first quarter of 2013, we received $25 primarily from the sale of equipment at Conga. During the first quarter of 2012 we received $12 primarily from the sale of land and other assets.

Financing Activities

Net cash provided from (used in) financing activities was $(105) and $1,094 during the first quarter of 2013 and 2012, respectively.

Proceeds from and repayment of debt. During the first quarter of 2013, we received net proceeds from debt of $80 from the PTNNT revolving credit facility. During the first quarter of 2012, we received net proceeds from debt of $3,346, including $1,246 under our revolving credit facility, $1,479 from the issuance of senior notes due in 2022 and $983 from the issuance of senior notes due in 2042. Proceeds from the issuance of debt were partially offset by the settlement of forward starting interest rate swaps of $362, repayment of $1,285 under our revolving credit facility, $517 for repayment of the 2012 Convertible Senior Notes and $105 related to exercising the early purchase option related to the sale-leaseback of the refractory ore treatment plant in Nevada (classified as a capital lease). At March 31, 2013, $394 of the $3,000 revolving credit facility was used to secure the issuance of letters of credit, primarily supporting reclamation obligations (see “Off-Balance Sheet Arrangements” below).

Scheduled minimum debt repayments are $10 for the remainder of 2013, $552 in 2014, $11 in 2015, $11 in 2016, $742 in 2017 and $5,063 thereafter. We expect to be able to fund debt maturities and capital expenditures from Net cash provided by operating activities, short-term investments, existing cash balances and available credit facilities.

At March 31, 2013 and 2012, we were in compliance with all required debt covenants and other restrictions related to debt agreements.

Payment of conversion premium on debt. In February 2012, we elected to pay in cash a conversion premium of $172 upon repayment of the 2012 Convertible Senior Notes in lieu of issuing common shares.

Proceeds from stock issuance, net. We received proceeds of $1 and $2 during the first quarter of 2013 and 2012, respectively, from the issuance of common stock, primarily related to employee stock sales and option exercises.

Sale of noncontrolling interests. We received $32 in proceeds, net of transaction costs, during the first quarter of 2013 related to the TMAC transaction.

Acquisition of noncontrolling interests. In the first quarter of 2013, we advanced certain funds to PTPI, an unrelated noncontrolling shareholder of PTNNT, in accordance with a loan agreement. Our economic interest in PTNNT did not change as a result of these transactions.

Dividends paid to common stockholders. We declared regular quarterly dividends totaling $0.425 and $0.35 per common share for the three months ended March 31, 2013 and 2012, respectively. Additionally, Newmont Mining Corporation of Canada Limited, a subsidiary of the Company, declared regular quarterly dividends on its exchangeable shares totaling C$0.4319 per share through March 31, 2013 and C$0.35 through March 31, 2012. We paid dividends of $211 and $173 to common stockholders in the first quarter of 2013 and 2012, respectively.

Discontinued Operations

Net operating cash used in discontinued operations was $6 and $4 in the first quarter of 2013 and 2012, respectively, related to payments on the Holt property royalty.

Off-Balance Sheet Arrangements

We have the following off-balance sheet arrangements: operating leases (as discussed in Note 28 to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2012, filed on February 22, 2013) and $1,835 of outstanding letters of credit, surety bonds and bank guarantees (see Note 25 to the Condensed Consolidated Financial Statements).

We also have sales agreements to sell copper and gold concentrates at market prices as follows (in thousands of tons):

	2013	2014	2015	2016	2017	Thereafter
Batu Hijau	343	515	—	—	—	—
Boddington	187	176	154	154	154	99
Nevada	50	48	41	71	—	—

	580	739	195	225	154	99

Other Liquidity Matters

At March 31, 2013, the Company had $1,378 in cash and cash equivalents, of which $1,244 was held in foreign subsidiaries and is primarily held in U.S. dollar denominated accounts with the remainder in foreign currencies readily convertible to U.S. dollars. At March 31, 2013, $455 of the consolidated cash and cash equivalents was attributable to noncontrolling interests primarily related to our Indonesian and Peruvian operations which is being held to fund those operations and development projects. At March 31, 2013, $327 in consolidated cash and cash equivalents ($202 attributable to Newmont) was held at certain foreign subsidiaries that, if repatriated may be subject to withholding taxes, which would generate foreign tax credits in the U.S. As a result, we expect that there would be minimal U.S. tax liability upon repatriation of these amounts after considering available foreign tax credits. All other amounts represent earnings that are taxed in the U.S. on a current basis due to being held in U.S. subsidiaries or non-U.S. subsidiaries that are flow-through entities for U.S. tax purposes.

We believe that our liquidity and capital resources from U.S. operations and flow-through foreign subsidiaries are adequate to fund our U.S. operations and corporate activities.

Environmental

Our mining and exploration activities are subject to various federal and state laws and regulations governing the protection of the environment. We have made, and expect to make in the future, expenditures to comply with such laws and regulations, but cannot predict the full amount of such future expenditures. At March 31, 2013 and December 31, 2012, $1,350 and $1,341, respectively, were accrued for reclamation costs relating to currently or recently producing mineral properties.

In addition, we are involved in several matters concerning environmental obligations associated with former mining activities. Based upon our best estimate of our liability for these matters, $195 and $198 were accrued for such obligations at March 31, 2013 and December 31, 2012, respectively. We spent $4 and $22 during the first quarter of 2013 and 2012, respectively, for environmental obligations related to the former, primarily historic, mining activities and have classified $19 as a current liability at March 31, 2013.

During the first quarter of 2013 and 2012, capital expenditures were approximately $20 and $41, respectively, to comply with environmental regulations. Ongoing costs to comply with environmental regulations have not been a significant component of operating costs.

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

	Three Months Ended March 31,
	2013	2012
Net income attributable to Newmont stockholders	$315	$490
Restructuring and other	5	—
Impairments/asset sales, net	4	17
TMAC transaction costs	30	—
Discontinued operations (income) loss	—	71

Adjusted net income	$354	$578

Adjusted net income per share, basic	$0.71	$1.17
Adjusted net income per share, diluted	$0.71	$1.15

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

The following tables reconcile these non-GAAP measures to the most directly comparable GAAP measures.

Costs applicable to sales per ounce/pound

	Gold		Copper
	Three Months Ended March 31,		Three Months Ended March 31,
	2013	2012	2013	2012
Costs applicable to sales:
Consolidated per financial statements	$949	$902	$95	$115
Noncontrolling interests(1)	(81)	(91)	(24)	(44)

Attributable to Newmont	$868	$811	$71	$71

Gold/Copper sold (thousand ounces/million pounds):
Consolidated	1,252	1,455	43	58
Noncontrolling interests(1)	(139)	(181)	(12)	(22)

Attributable to Newmont	1,113	1,274	31	36

Costs applicable to sales per ounce/pound:
Consolidated	$758	$620	$2.19	$1.98
Attributable to Newmont	$781	$637	$2.24	$1.97

Net attributable costs applicable to sales per ounce

	Three Months Ended March 31,
	2013	2012
Attributable costs applicable to sales:
Gold	$868	$811
Copper	71	71

	939	882

Copper revenue:
Consolidated	(135)	(233)
Noncontrolling interests(1)	36	89

	(99)	(144)

Net attributable costs applicable to sales	$840	$738

Attributable gold ounces sold (thousands)	1,113	1,274
Net attributable costs applicable to sales per ounce	$755	$580

(1)	Relates to partners’ interests in Batu Hijau and Yanacocha.

All-In Sustaining Costs

All-in sustaining costs are non-GAAP financial measures. This measure includes Costs applicable to sales, General and administrative, Exploration, Advanced projects, research and development, Other expense, net and sustaining capital expenditures. The sum of these costs, less copper sales is divided by gold ounces sold to determine a per ounce amount. Attributable all-in sustaining costs are based on our economic interest in production from our mines. For operations where we hold less than a 100% economic share in the production, we exclude the share of gold or copper production attributable to the noncontrolling interest. We include attributable all-in sustaining costs to provide management, investors and analysts with information with which to compare our performance to other gold producers. All-in sustaining costs statistics are intended to provide additional information only and do not have any standardized meaning prescribed by GAAP and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with GAAP. The measures are not necessarily indicative of operating profit or cash flow from operations as determined under GAAP. Other companies may calculate these measures differently. The World Gold Council project to define all-in sustaining costs is ongoing and a final standard is expected in 2013. We expect to conform our disclosure of all-in sustaining costs to the measure that is ultimately approved by the World Gold Council.

The following tables reconcile these non-GAAP measures to the most directly comparable GAAP measures:

	All-In Sustaining Costs
	2013	2012
Cost applicable to sales	1,044	1,017
Advanced projects, research and development, and Exploration	111	190
General and administrative	56	54
Other expense, net(1)	46	70
Sustaining capital(2)	238	381
Copper sales	$(135)	$(233)

Consolidated	1,360	1,479

Noncontrolling interests	$(119)	$(146)

Attributable to Newmont	1,241	1,333

Gold ounces sold (thousands)
Consolidated	1,252	1,455
Noncontrolling interests	(139)	(181)

Attributable to Newmont(3)	$1,113	$1,274

All-in sustaining costs (per ounce)
Consolidated	$1,086	$1,016
Attributable to Newmont	$1,115	$1,046

(1)	Other expense, net is adjusted for restructuring of $9 and TMAC transaction costs of $45 for 2013 and Hope Bay care and maintenance of $50 for 2012.
(2)	Excludes capital expenditures for development projects at Conga, Akyem, Phoenix Copper Leach, and Turf Vent Shaft for 2013 and 2012 and additionally, excludes Emigrant for 2012 only.
(3)	Excludes our attributable production from La Zanja and Duketon.

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

	Gold		Copper
	Three Months Ended March 31,		Three Months Ended March 31,
	2013	2012	2013	2012
Average realized price per ounce/pound	$1,631	$1,684	$3.13	$4.01
Costs applicable to sales per ounce/pound	(758)	(620)	(2.19)	(1.98)

Operating margin per ounce/pound	$873	$1,064	$0.94	$2.03

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

Where we express an expectation or belief as to future events or results, such expectation or belief is expressed in good faith and believed to have a reasonable basis. However, our forward-looking statements are subject to risks, uncertainties, and other factors, which could cause actual results to differ materially from future results expressed, projected, or implied by those forward-looking statements. Important factors that could cause actual results to differ materially from such forward-looking statements (“cautionary statements”) are disclosed under “Risk Factors” in the Newmont Annual Report on Form 10-K for the year ended December 31, 2012, as well as in other filings with the Securities and Exchange Commission. Many of these factors are beyond Newmont’s ability to control or predict. Given these uncertainties, readers are cautioned not to place undue reliance on our forward-looking statements.

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

Foreign Currency Exchange Risk

We had the following foreign currency derivative contracts outstanding at March 31, 2013:

	Expected Maturity Date
	2013	2014	2015	2016	2017	2018	Total Average
A$ Operating Fixed Forward Contracts:
A$ notional (millions)	959	1,035	737	490	208	14	3,443
Average rate ($/A$)	0.95	0.93	0.92	0.92	0.92	0.92	0.93
Expected hedge ratio	80%	67%	48%	32%	13%	4%
A$ Capital Fixed Forward Contracts:
A$ notional (millions)	3	—	—	—	—	—	3
Average rate ($/A$)	0.96	—	—	—	—	—	0.96
Expected hedge ratio	36%	—	—	—	—	—
NZ$ Operating Fixed Forward Contracts:
NZ$ notional (millions)	55	35	3	—	—	—	93
Average rate ($/NZ$)	0.80	0.80	0.79	—	—	—	0.80
Expected hedge ratio	60%	30%	11%	—	—	—

The fair value of the A$ foreign currency operating derivative contracts was a net asset position of $234 and $250 at March 31, 2013 and December 31, 2012, respectively. The fair value of the NZ$ foreign currency derivative contracts was a net asset position of $2 and $2 at March 31, 2013 and December 31, 2012, respectively.

Diesel Price Risk

We had the following diesel derivative contracts outstanding at March 31, 2013:

	Expected Maturity Date
	2013	2014	2015	2016	Total Average
Diesel Fixed Forward Contracts:
Diesel gallons (millions)	20	18	8	1	47
Average rate ($/gallon)	2.92	2.88	2.79	2.76	2.88
Expected hedge ratio	61%	41%	19%	5%

The fair value of the diesel derivative contracts was a net asset of $3 and $1 at March 31, 2013 and December 31, 2012, respectively.

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

LME copper prices averaged $3.60 per pound during the first quarter of 2013, consistent with our recorded average provisional price before mark-to-market losses and treatment and refining charges. During the first quarter of 2013, changes in copper prices resulted in a provisional pricing mark-to-market loss of $9 ($0.21 per pound). At March 31, 2013, we had copper sales of 38 million pounds priced at an average of $3.45 per pound, subject to final pricing over the next several months. Each $0.10 change in the price for provisionally priced sales would have an approximate $2 effect on our Net income attributable to Newmont stockholders.

The average London P.M. fix for gold was $1,632 per ounce during the first quarter of 2013, consistent with our recorded average provisional price before mark-to-market gains and treatment and refining charges. During the first quarter of 2013, changes in gold prices resulted in a provisional pricing mark-to-market gain of $3 ($2 per ounce). At March 31, 2013, we had gold sales of 104,000 ounces priced at an average of $1,598 per ounce, subject to final pricing over the next several months. Each $25 change in the price for provisionally priced gold sales would have an approximate $2 effect on our Net income attributable to Newmont stockholders.

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

Changes in Internal Controls

The Company maintains a system of internal control over financial reporting that is designed to provide reasonable assurance that its books and records accurately reflect transactions and that established policies and procedures are followed. The Company is implementing an enterprise resource planning (“ERP”) system on a staged basis at its most significant subsidiaries around the world, excluding Indonesia. The Company began the implementation of the ERP system in North America during the second quarter of 2012 and continued with the implementation in South America during the third quarter of 2012, Australia/New Zealand during the fourth quarter of 2012 and Africa in the first quarter of 2013, which resulted in a change to its system of internal control over financial reporting. The Company is implementing the global ERP system to improve standardization and automation, and not in response to a deficiency in its internal control over financial reporting. The Company believes that the implementation of the ERP system and related changes to internal controls will enhance its internal controls over financial reporting while providing the ability to scale its business in the future. See Item 1A in the Company’s most recently filed Form 10-K for risk factors related to the implementation and integration of information technology systems. The Company has taken the necessary steps to monitor and maintain appropriate internal control over financial reporting during this period of change and will continue to evaluate the operating effectiveness of related key controls during subsequent periods.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

Information regarding legal proceedings is contained in Note 25 to the Condensed Consolidated Financial Statements contained in this Report and is incorporated herein by reference.

ITEM 1A.	RISK FACTORS.

There were no material changes to the risk factors disclosed in Item 1A of Part 1 in our Annual Report on Form 10-K for the year ended December 31, 2012, as filed with the SEC on February 22, 2013.

ITEM 2.	ISSUER PURCHASES OF EQUITY SECURITIES.

	(a)		(b)	(c)	(d)
Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that may yet be Purchased under the Plans or Programs
January 1, 2013 through January 31, 2013	—		—	—	N/A
February 1, 2013 through February 28, 2013	12,573	(1)	40.92	—	N/A
March 1, 2013 through March 31, 2013	31,959	(1)	40.08	—	N/A

(1)	Represents shares delivered to the Company from restricted stock units held by a Company employee upon vesting for the purpose of covering the recipient’s tax withholding obligations.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES

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

NEWMONT MINING CORPORATION (Registrant)

Date: April 29, 2013	/s/ RUSSELL BALL
Russell Ball Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: April 29, 2013	/s/ CHRISTOPHER S. HOWSON
Christopher S. Howson Vice President and Controller (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number		Description

10.1	–	Executive Severance Release and Waiver, dated March 1, 2013, between Richard T. O’Brien and Newmont International Services Limited, filed herewith.

12.1	–	Computation of Ratio of Earnings to Fixed Charges, filed herewith.

31.1	–	Certification Pursuant to Rule 13A-14 or 15-D-14 of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 signed by the Principal Executive Officer, filed herewith.

31.2	–	Certification Pursuant to Rule 13A-14 or 15-D-14 of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 signed by the Chief Financial Officer, filed herewith.

32.1	–	Statement Required by 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed by the Principal Executive Officer, filed herewith. (1)

32.2	–	Statement Required by 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed by the Chief Financial Officer, filed herewith. (1)

95	–	Information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act, filed herewith.

101	–

101.INS      XBRL Instance

101.SCH     XBRL Taxonomy Extension Schema

101.CAL     XBRL Taxonomy Extension Calculation

101.LAB     XBRL Taxonomy Extension Labels

101.PRE     XBRL Taxonomy Extension Presentation

101.DEF     XBRL Taxonomy Extension Definition

(1)	This document is being furnished in accordance with SEC Release Nos. 33-8212 and 34-47551.