Form 10-Q
period 2013-06-30
NEWMONT MINING CORP /DE/
filed 2013-07-26
CIK 1164727

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2013

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

(Check one):	Large accelerated filer	☒	Accelerated filer	☐

	Non-accelerated filer	☐ (Do not check if a smaller reporting company.)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b2 of the Exchange Act).    ☐  Yes    ☒  No

There were 492,822,946 shares of common stock outstanding on July 18, 2013 (and 4,841,193 exchangeable shares).

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

NEWMONT MINING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(unaudited, in millions except per share)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Sales (Note 3)	$1,993	$2,229	$4,170	$4,912
Costs and expenses
Costs applicable to sales (1) (Note 3)	1,653	1,002	2,697	2,019
Amortization	415	248	682	479
Reclamation and remediation (Note 4)	18	16	36	32
Exploration	76	106	135	194
Advanced projects, research and development	46	82	98	184
General and administrative	54	57	110	111
Write-downs (Note 5)	2,261	—	2,262	—
Other expense, net (Note 6)	77	126	176	246

	4,600	1,637	6,196	3,265

Other income (expense)
Other income, net (Note 7)	50	36	76	69
Interest expense, net	(70)	(71)	(135)	(123)

	(20)	(35)	(59)	(54)

Income (loss) before income and mining tax and other items	(2,627)	557	(2,085)	1,593
Income and mining tax benefit (expense) (Note 8)	325	(175)	144	(518)
Equity loss of affiliates	(3)	(11)	(7)	(30)

Income (loss) from continuing operations	(2,305)	371	(1,948)	1,045
Income (loss) from discontinued operations (Note 9)	74	—	74	(71)

Net income (loss)	(2,231)	371	(1,874)	974
Net loss (income) attributable to noncontrolling interests (Note 10)	212	(92)	170	(205)

Net income (loss) attributable to Newmont stockholders	$(2,019)	$279	$(1,704)	$769

Net income (loss) attributable to Newmont stockholders:
Continuing operations	$(2,093)	$279	$(1,778)	$840
Discontinued operations	74	—	74	(71)

	$(2,019)	$279	$(1,704)	$769

Income (loss) per common share (Note 11)
Basic:
Continuing operations	$(4.21)	$0.56	$(3.58)	$1.69
Discontinued operations	0.15	—	0.15	(0.14)

	$(4.06)	$0.56	$(3.43)	$1.55

Diluted:
Continuing operations	$(4.21)	$0.56	$(3.58)	$1.67
Discontinued operations	0.15	—	0.15	(0.14)

	$(4.06)	$0.56	$(3.43)	$1.53

Cash dividends declared per common share	$0.35	$0.35	$0.775	$0.70

(1)	Excludes Amortization and Reclamation and remediation.

The accompanying notes are an integral part of the condensed consolidated financial statements.

NEWMONT MINING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(unaudited, in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net income (loss)	$(2,231)	$371	$(1,874)	$974
Other comprehensive income (loss):
Unrealized gain (loss) on marketable securities, net of $(77), $18, $(115) and $(5) tax benefit and (expense), respectively	(227)	(273)	(279)	(313)
Foreign currency translation adjustments	(10)	(10)	(22)	—
Change in pension and other post-retirement benefits, net of $3, $2, $8 and $4 tax benefit, respectively	6	4	11	8
Change in fair value of cash flow hedge instruments, net of $(130), $8, $(145) and $(18) tax benefit and (expense), respectively
Net change from periodic revaluations	(258)	4	(237)	73
Net amount reclassified to income	(11)	(24)	(35)	(59)

Net unrecognized gain (loss) on derivatives	(269)	(20)	(272)	14

Other comprehensive income (loss)	(500)	(299)	(562)	(291)

Comprehensive income (loss)	$(2,731)	$72	$(2,436)	$683

Comprehensive income (loss) attributable to:
Newmont stockholders	$(2,519)	$(18)	$(2,265)	$478
Noncontrolling interests	(212)	90	(171)	205

	$(2,731)	$72	$(2,436)	$683

The accompanying notes are an integral part of the condensed consolidated financial statements.

NEWMONT MINING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in millions)

	Six Months Ended
	June 30,
	2013	2012
Operating activities:
Net income (loss)	$(1,874)	$974
Adjustments:
Amortization	682	479
Stock based compensation and other non-cash benefits	38	36
Reclamation and remediation	36	32
Loss (income) from discontinued operations	(74)	71
Write-downs	2,262	—
Impairment of marketable securities	11	32
Deferred income taxes	(519)	12
Gain on asset sales, net	(1)	(10)
Other operating adjustments and write-downs	632	106
Net change in operating assets and liabilities (Note 24)	(461)	(768)

Net cash provided from continuing operations	732	964
Net cash used in discontinued operations	(11)	(8)

Net cash provided from operations	721	956

Investing activities:
Additions to property, plant and mine development	(1,120)	(1,578)
Acquisitions, net	(13)	(22)
Sale of marketable securities	1	106
Purchases of marketable securities	(1)	(196)
Proceeds from sale of other assets	49	13
Other	(21)	(37)

Net cash used in investing activities	(1,105)	(1,714)

Financing activities:
Proceeds from debt, net	987	3,343
Repayment of debt	(534)	(1,941)
Payment of conversion premium on debt	—	(172)
Proceeds from stock issuance, net	2	15
Sale of noncontrolling interests	32	—
Acquisition of noncontrolling interests	(10)	—
Dividends paid to noncontrolling interests	(2)	(3)
Dividends paid to common stockholders	(385)	(347)
Other	(3)	(1)

Net cash provided from financing activities	87	894

Effect of exchange rate changes on cash	(16)	1

Net change in cash and cash equivalents	(313)	137
Cash and cash equivalents at beginning of period	1,561	1,760

Cash and cash equivalents at end of period	$1,248	$1,897

The accompanying notes are an integral part of the condensed consolidated financial statements.

NEWMONT MINING CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited, in millions)

	At June 30,	At December 31,
	2013	2012
ASSETS
Cash and cash equivalents	$1,248	$1,561
Trade receivables	257	283
Accounts receivable	289	577
Investments (Note 16)	628	86
Inventories (Note 17)	803	796
Stockpiles and ore on leach pads (Note 18)	738	786
Deferred income tax assets	215	195
Other current assets (Note 19)	844	1,661

Current assets	5,022	5,945
Property, plant and mine development, net	16,244	18,010
Investments (Note 16)	485	1,446
Stockpiles and ore on leach pads (Note 18)	2,729	2,896
Deferred income tax assets	1,188	481
Other long-term assets (Note 19)	808	872

Total assets	$26,476	$29,650

LIABILITIES
Debt (Note 20)	$48	$10
Accounts payable	551	657
Employee-related benefits	261	339
Income and mining taxes	60	51
Other current liabilities (Note 21)	1,278	2,084

Current liabilities	2,198	3,141
Debt (Note 20)	6,726	6,288
Reclamation and remediation liabilities (Note 4)	1,471	1,457
Deferred income tax liabilities	806	858
Employee-related benefits	598	586
Other long-term liabilities (Note 21)	439	372

Total liabilities	12,238	12,702

Commitments and contingencies (Note 26)
EQUITY
Common stock	789	787
Additional paid-in capital	8,431	8,330
Accumulated other comprehensive income (loss)	(71)	490
Retained earnings	2,077	4,166

Newmont stockholders’ equity	11,226	13,773
Noncontrolling interests	3,012	3,175

Total equity	14,238	16,948

Total liabilities and equity	$26,476	$29,650

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

On March 12, 2013, Newmont completed the sale of the Hope Bay Project to TMAC Resources Inc. (“TMAC”). At June 30, 2013, Newmont held a 49.9% voting interest in TMAC and an economic interest of 70.4%. The Company has made available a $15 credit facility due June 2014. Newmont has identified TMAC as a Variable Interest Entity (“VIE”) under FASB Accounting Standards Codification (“ASC”)—Consolidation guidance. Based upon the ASC guidance for VIEs, and the ownership structure, Newmont has determined that it has a controlling financial interest in TMAC and is therefore the primary beneficiary. As such, Newmont consolidated TMAC in its consolidated financial statements. TMAC has indicated that they anticipate raising funds at an undetermined date through an initial public offering (“IPO”). Should such an IPO occur, which there can be no assurance of such offering occurring, it is expected that Newmont’s ownership will be reduced and Newmont would reevaluate whether or not it is still required to consolidate under the applicable ASC guidance.

NOTE 2    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Recently Adopted Accounting Pronouncements

Reporting of Amounts reclassified out of Accumulated Other Comprehensive Income

In February 2013, ASC guidance was issued related to items reclassified from Accumulated Other Comprehensive Income(Loss). The new standard requires either in a single note or parenthetically on the face of the financial statements: (i) the effect of significant amounts reclassified from each component of accumulated other comprehensive income based on its source and (ii) the income statement line items affected by the reclassification. Adoption of the new guidance, effective for the fiscal year beginning January 1, 2013, had no impact on the consolidated financial position, results of operations or cash flows.

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

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

NOTE 3    SEGMENT INFORMATION

The Company’s reportable segments are based upon the Company’s management structure that is focused on the geographic region for the Company’s operations. Segment results for 2012 have been retrospectively revised to reflect organizational changes that moved the Indonesia operations to a separately managed region and moved the Hope Bay segment to Corporate and Other. Geographic regions now include North America, South America, Australia/New Zealand, Indonesia, Africa and Corporate and Other. The financial information relating to the Company’s segments is as follows:

	Sales	Costs Applicable to Sales	Amortization	Advanced Projects and Exploration	Pre-Tax Income (Loss)
Three Months Ended June 30, 2013
Nevada	$558	$276	$60	$28	$181
La Herradura	71	42	7	15	8
Other North America	—	—	—	—	(2)

North America	629	318	67	43	187

Yanacocha	420	197	97	10	87
Conga	—	—	—	—	(1)
Other South America	—	—	—	5	(6)

South America	420	197	97	15	80

Boddington:
Gold	249	252	59
Copper	49	62	14

Total	298	314	73	—	(2,161)
Other Australia/New Zealand	332	263	58	12	(175)

Australia/New Zealand	630	577	131	12	(2,336)

Batu Hijau:
Gold	15	63	13
Copper	99	413	81

Total	114	476	94	5	(477)
Other Indonesia	—	—	—	—	(1)

Indonesia	114	476	94	5	(478)

Ahafo	200	85	20	11	79
Akyem	—	—	—	2	(2)
Other Africa	—	—	—	5	(8)

Africa	200	85	20	18	69

Corporate and Other	—	—	6	29	(149)

Consolidated	$1,993	$1,653	$415	$122	$(2,627)

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

	Sales	Costs Applicable to Sales	Amortization	Advanced Projects and Exploration	Pre-Tax Income (Loss)
Three Months Ended June 30, 2012
Nevada	$571	$258	$47	$43	$217
La Herradura	93	33	6	11	46
Other North America	—	—	—	1	(2)

North America	664	291	53	55	261

Yanacocha	614	177	62	18	333
Conga	—	—	—	12	(12)
Other South America	—	—	—	19	(19)

South America	614	177	62	49	302

Boddington:
Gold	264	157	49
Copper	42	38	12

Total	306	195	61	2	37
Other Australia/New Zealand	331	182	35	22	88

Australia/New Zealand	637	377	96	24	125

Batu Hijau:
Gold	18	11	3
Copper	88	70	14

Total	106	81	17	7	(16)
Other Indonesia	—	—	—	—	4

Indonesia	106	81	17	7	(12)

Ahafo	208	76	16	11	100
Akyem	—	—	—	5	(5)
Other Africa	—	—	—	3	(2)

Africa	208	76	16	19	93

Corporate and Other	—	—	4	34	(212)

Consolidated	$2,229	$1,002	$248	$188	$557

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

	Sales	Costs Applicable to Sales	Amortization	Advanced Projects and Exploration	Pre-Tax Income (Loss)	Total Assets	Capital Expenditures(1)
Six Months Ended June 30, 2013
Nevada	$1,128	$548	$119	$53	$390	$7,822	$243
La Herradura	161	82	13	21	45	479	64
Other North America	—	—	—	1	(5)	68	—

North America	1,289	630	132	75	430	8,369	307

Yanacocha	875	355	167	23	282	2,977	89
Conga	—	—	—	1	—	1,700	161
Other South America	—	—	—	10	(12)	122	37

South America	875	355	167	34	270	4,799	287

Boddington:
Gold	578	426	101
Copper	114	110	24

Total	692	536	125	—	(2,047)	2,334	54
Other Australia/New Zealand	724	495	104	24	(82)	1,639	83

Australia/New Zealand	1,416	1,031	229	24	(2,129)	3,973	137

Batu Hijau:
Gold	26	70	15
Copper	169	460	90

Total	195	530	105	11	(481)	3,388	56
Other Indonesia	—	—	—	—	2	4	—

Indonesia	195	530	105	11	(479)	3,392	56

Ahafo	395	151	37	24	175	1,545	116
Akyem	—	—	—	5	(7)	1,159	159
Other Africa	—	—	—	8	(11)	1	—

Africa	395	151	37	37	157	2,705	275

Corporate and Other	—	—	12	52	(334)	3,238	7

Consolidated	$4,170	$2,697	$682	$233	$(2,085)	$26,476	$1,069

(1)	Includes a decrease in accrued capital expenditures of $51; consolidated capital expenditures on a cash basis were $1,120.

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

	Sales	Costs Applicable to Sales	Amortization	Advanced Projects and Exploration	Pre-Tax Income (Loss)	Total Assets	Capital Expenditures(1)
Six Months Ended June 30, 2012
Nevada	$1,294	$525	$100	$77	$586	$7,280	$370
La Herradura	186	65	11	17	91	353	29
Other North America	—	—	—	1	(4)	95	—

North America	1,480	590	111	95	673	7,728	399

Yanacocha	1,208	338	112	35	682	2,775	243
Conga	—	—	—	39	(39)	1,462	342
Other South America	—	—	—	44	(44)	24	20

South America	1,208	338	112	118	599	4,261	605

Boddington:
Gold	562	294	81
Copper	103	68	18

Total	665	362	99	5	180	4,640	52
Other Australia/New Zealand	758	372	72	43	273	1,949	137

Australia/New Zealand	1,423	734	171	48	453	6,589	189

Batu Hijau:
Gold	52	30	6
Copper	260	155	30

Total	312	185	36	14	32	3,651	61
Other Indonesia	—	—	—	—	3	5	8

Indonesia	312	185	36	14	35	3,656	69

Ahafo	489	172	40	22	250	1,328	108
Akyem	—	—	—	9	(10)	750	189
Other Africa	—	—	—	5	(4)	9	—

Africa	489	172	40	36	236	2,087	297

Corporate and Other	—	—	9	67	(403)	4,339	17

Consolidated	$4,912	$2,019	$479	$378	$1,593	$28,660	$1,576

(1)	Includes a decrease in accrued capital expenditures of $2; consolidated capital expenditures on a cash basis were $1,578.

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

NOTE 4    RECLAMATION AND REMEDIATION

The Company’s Reclamation and remediation expense consisted of:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Accretion - operating	15	13	30	27
Accretion - non-operating	3	3	6	5

	$18	$16	$36	$32

At June 30, 2013 and December 31, 2012, $1,360 and $1,341, respectively, were accrued for reclamation obligations relating to operating properties. In addition, the Company is involved in several matters concerning environmental obligations associated with former, primarily historic, mining activities. Generally, these matters concern developing and implementing remediation plans at the various sites involved. At June 30, 2013 and December 31, 2012, $188 and $198, respectively, were accrued for such obligations. These amounts are also included in Reclamation and remediation liabilities.

The following is a reconciliation of Reclamation and remediation liabilities:

	Six Months Ended June 30,
	2013	2012
Balance at beginning of period	$1,539	$1,240
Additions, changes in estimates and other	(3)	105
Liabilities settled	(24)	(41)
Accretion expense	36	32

Balance at end of period	$1,548	$1,336

The current portion of Reclamation and remediation liabilities of $77 and $82 at June 30, 2013 and December 31, 2012, respectively, are included in Other current liabilities (see Note 21).

NOTE 5    WRITE-DOWNS

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Property, plant and mine development
Yanacocha	$—	$—	$1	$—
Boddington	2,107	—	2,107	—
Other Australia/New Zealand	66	—	66	—
Batu Hijau	1	—	1	—

	2,174	—	2,175	—

Other long-term assets
Boddington	31	—	31	—
Other Australia/New Zealand	56	—	56	—

	87	—	87	—

	$2,261	$—	$2,262	$—

Write-downs totaled $2,261 and $2,262 for the three and six months ended June 30, 2013, respectively. The 2013 write-down was primarily due to a decrease in the Company’s long-term gold and copper price assumptions to $1,400 per ounce and $3.00 per pound, respectively, combined with rising operating costs. These factors represented significant changes in the business, requiring the Company to evaluate for impairment. For purposes of this evaluation, estimates of future cash flows of the individual reporting units were used to determine fair value. The estimated cash flows were derived from life-of-mine plans, developed using long-term pricing reflective of the current price environment and management’s projections for operating costs. Refer to Note 14 for additional information.

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

Due to the above conditions, Goodwill was included in the Company’s impairment analysis. After-tax discounted future cash flows of reporting units with Goodwill were analyzed. Goodwill at Other Australia / New Zealand had a carrying value of $188 at December 31, 2012. As a result of this evaluation, the Company recorded an impairment of $56, resulting in a carrying value of $132 at June 30, 2013.

NOTE 6    OTHER EXPENSE, NET

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Transaction costs	$—	$12	$45	$12
Regional administration	18	29	36	50
Restructuring and other	21	—	30	—
Community development	17	20	30	51
Western Australia power plant	7	4	11	8
Hope Bay care and maintenance	—	52	(2)	102
Other	14	9	26	23

	$77	$126	$176	$246

NOTE 7    OTHER INCOME, NET

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Foreign currency exchange, net	$40	$12	$37	$(3)
Canadian Oil Sands	11	11	21	20
Development projects, net	7	19	8	33
Refinery income, net	4	2	7	7
Interest	2	2	6	7
Gain on asset sales, net	—	—	1	10
Reduction of allowance for loan receivable	—	—	—	21
Impairment of marketable securities	(7)	(8)	(11)	(32)
Derivative ineffectiveness, net	(3)	(2)	—	—
Other	(4)	—	7	6

	$50	$36	$76	$69

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

NOTE 8    INCOME AND MINING TAXES

During the second quarter of 2013, the Company recorded an estimated income and mining tax benefit of $325, resulting in an effective tax rate of 12%. Estimated income and mining tax expense during the second quarter of 2012 was $175 for an effective tax rate of 32%. The lower effective tax rate on the loss in the second quarter of 2013 is a result of the significant decrease in pretax income resulting in a dilution to the impact of percentage depletion and an increase in the Company’s valuation allowance on certain deferred tax assets.

During the first half of 2013, the estimated income and mining tax benefit was $144, resulting in an effective tax rate of 7%. Estimated income and mining tax expense during the first half of 2012 was $518 for an effective tax rate of 33%. The lower effective tax rate on the loss in the first six months of 2013 is primarily due to the result of the significant decrease in pretax income resulting in a dilution to the impact of percentage depletion and an increase in the Company’s valuation allowance on certain deferred tax assets.

A valuation allowance is provided for those deferred tax assets for which it is more likely than not that the related benefits will not be realized. In determining the amount of the valuation allowance, each quarter the Company considers estimated future taxable income as well as feasible tax planning strategies in each jurisdiction to determine if the deferred tax assets are realizable. If it is determined that the Company will not realize all or a portion of its deferred tax assets, it will place or increase a valuation allowance. Conversely, if determined that it will ultimately be able to realize all or a portion of the related benefits for which a valuation allowance has been provided, all or a portion of the related valuation allowance will be reduced.

On the basis of available information at June 30, 2013, including the decrease in the Company’s long-term commodity price assumptions, rising operating cost, and decrease in equity value, the Company concluded that it would not be able to realize the benefit from some of its deferred tax assets; as a result, the Company recorded a significant increase in its valuation allowance. This increase consists of $535 related to U.S. foreign and alternative minimum tax credits and $150 related to stockpile impairments.

The Company’s income and mining tax expense differed from the amounts computed by applying the United States statutory corporate income tax rate for the following reasons:

	Three Months Ended June 30,				Six Months Ended June 30,
	2013		2012		2013		2012
Income (loss) before income and mining tax and other items		$(2,627)		$557		$(2,085)		$1,593

Tax at statutory rate	35%	$(919)	35%	$195	35%	$(730)	35%	$558
Reconciling items:
Percentage depletion	2%	(52)	(6)%	(34)	4%	(93)	(7)%	(108)
Change in valuation allowance on deferred tax assets	(26)%	685	2%	13	(33)%	691	3%	46
Other	1%	(39)	1%	1	1%	(12)	2%	22

Income and mining tax expense (benefit)	12%	$(325)	32%	$175	7%	$(144)	33%	$518

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

At June 30, 2013, the Company’s total unrecognized tax benefit was $391 for uncertain income tax positions taken or expected to be taken on income tax returns. Of this, $44 represents the amount of unrecognized tax benefits that, if recognized, would affect the Company’s effective income tax rate.

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

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

NOTE 9    DISCONTINUED OPERATIONS

Discontinued operations include Holloway Mining Company, which owned the Holt-McDermott property (“Holt property”) that was sold to St. Andrew Goldfields Ltd. (“St. Andrew”) in 2006. In 2009, the Superior Court issued a decision finding Newmont Canada Corporation (“Newmont Canada”) liable for a sliding scale royalty on production from the Holt property, which was upheld in 2011 by the Ontario Court of Appeal. During the first half of 2013, the Company recorded a benefit from discontinued operations of $74, net of tax expense of $34, related to a decline in the gold spot price and an increase in discount rates. During the first half of 2012, the Company recorded a $71 charge, net of tax benefits of $4, to reflect an increase in future expected production at the Holt property due to new reserve and resource estimates published by St. Andrew.

Net operating cash used in discontinued operations of $11 and $8 in the first half of 2013 and 2012 relates to payments on the Holt property royalty.

NOTE 10    NET INCOME (LOSS) ATTRIBUTABLE TO NONCONTROLLING INTERESTS

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Minera Yanacocha	$26	$97	$83	$195
TMAC	(2)	—	(14)	—
Batu Hijau	(238)	(5)	(241)	8
Other	2	—	2	2

	$(212)	$92	$(170)	$205

Newmont has a 51.35% ownership interest in Minera Yanacocha S.R.L. (“Yanacocha”), with the remaining interests held by Compañia de Minas Buenaventura, S.A.A. (43.65%) and the International Finance Corporation (5%).

Newmont has a 70.4% economic ownership interest in TMAC, with remaining interests held by various outside investors.

Newmont has a 48.5% effective economic interest in PT Newmont Nusa Tenggara (“PTNNT”) with remaining interests held by an affiliate of Sumitomo Corporation of Japan and various Indonesian entities. PTNNT operates the Batu Hijau copper and gold mine in Indonesia. Based on ASC guidance for variable interest entities, Newmont consolidates PTNNT in its Condensed Consolidated Financial Statements.

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

NOTE 11    INCOME (LOSS) PER COMMON SHARE

Basic income (loss) per common share is computed by dividing income (loss) available to Newmont common stockholders by the weighted average number of common shares outstanding during the period. Diluted income (loss) per common share is computed similarly except that weighted average common shares is increased to reflect all dilutive instruments.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net income (loss) attributable to Newmont stockholders
Continuing operations	$(2,093)	$279	$(1,778)	$840
Discontinued operations	74	—	74	(71)

	$(2,019)	$279	$(1,704)	$769

Weighted average common shares (millions):
Basic	497	496	497	496
Effect of employee stock-based awards	—	1	—	1
Effect of convertible notes	—	1	—	5

Diluted	497	498	497	502

Income (loss) per common share
Basic:
Continuing operations	$(4.21)	$0.56	$(3.58)	$1.69
Discontinued operations	0.15	—	0.15	(0.14)

	$(4.06)	$0.56	$(3.43)	$1.55

Diluted:
Continuing operations	$(4.21)	$0.56	$(3.58)	$1.67
Discontinued operations	0.15	—	0.15	(0.14)

	$(4.06)	$0.56	$(3.43)	$1.53

Options to purchase 4 and 2 million shares of common stock at average exercise prices of $48 and $58 were outstanding at June 30, 2013 and 2012, respectively, but were not included in the computation of diluted weighted average common shares because their exercise prices exceeded the average price of the Company’s common stock for the respective periods presented.

Other outstanding options to purchase 1 million shares of common stock were not included in the computation of diluted weighted average common shares in the second quarter and first half of 2013 because their effect would have been anti-dilutive.

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

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

NOTE 12    EMPLOYEE PENSION AND OTHER BENEFIT PLANS

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Pension benefit costs, net
Service cost	$9	$8	$18	$15
Interest cost	10	11	20	21
Expected return on plan assets	(13)	(11)	(25)	(22)
Amortization, net	10	8	18	14

	$16	$16	$31	$28

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Other benefit costs, net
Service cost	$1	$—	$2	$1
Interest cost	2	2	3	3

	$3	$2	$5	$4

NOTE 13    STOCK BASED COMPENSATION

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Stock options	$2	$3	$5	$7
Restricted stock units	7	6	16	11
Performance leveraged stock units	2	3	4	6
Strategic stock units	3	1	3	1

	$14	$13	$28	$25

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

	Fair Value at June 30, 2013
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$32	$32	$—	$—
Marketable equity securities:
Extractive industries	979	979	—	—
Other	4	4	—	—
Marketable debt securities:
Asset backed commercial paper	22	—	—	22
Corporate	13	—	13	—
Auction rate securities	4	—	—	4
Trade receivable from provisional copper and gold concentrate sales, net	139	139	—	—

	$1,193	$1,154	$13	$26

Liabilities:
Derivative instruments, net:
Foreign exchange forward contracts	$168	$—	$168	$—
Diesel forward contracts	3	—	3	—
Boddington contingent consideration	28	—	—	28
Holt property royalty	121	—	—	121

	$320	$—	$171	$149

The fair values of the derivative instruments in the table above are presented on a net basis. The gross amounts related to the fair value of the derivatives instruments above are included in the Derivatives Instruments Note (see Note 15). All other Fair Value disclosures in the above table are presented on a gross basis.

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

The Company’s marketable debt securities also include investments in auction rate securities and asset backed commercial paper. The Company reviews the fair value for auction rate securities and asset backed commercial paper on a quarterly basis. The auction rate securities are traded in markets that are not active, trade infrequently and have little price transparency. Therefore, the investments are classified as Level 3 of the fair value hierarchy. See table below which sets forth a summary of the quantitative and qualitative information related to the significant unobservable inputs used in the calculation of the fair value.

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

The following table sets forth a summary of the quantitative and qualitative information related to the unobservable inputs used in the calculation of the Company’s Level 3 financial assets and liabilities for the six months ended June 30, 2013:

Description	At June 30, 2013	Valuation technique	Unobservable input	Range/Weighted average
Auction Rate Securities	$4	Discounted cash flow	Weighted average recoverability rate	58%
Asset Backed Commercial Paper	22	Discounted cash flow	Recoverability rate	72-88%
Boddington Contingent Consideration	28	Monte Carlo	Discount rate	5%
			Long Term Gold price	$1,400
			Long Term Copper price	$3.00
Holt property royalty	121	Monte Carlo	Weighted average discount rate	5%
			Long Term Gold price	$1,400

The following table sets forth a summary of changes in the fair value of the Company’s Level 3 financial assets and liabilities for the six months ended June 30, 2013:

	Auction Rate Securities	Asset Backed Commercial Paper	Total Assets	Boddington Contingent Royalty	Holt Property Royalty	Total Liabilities
Balance at beginning of period	$5	$19	$24	$41	$240	$281
Unrealized loss	(1)	—	(1)	—	—	—
Settlements	—	—	—	(13)	(11)	(24)
Revaluation	—	3	3	—	(108)	(108)

Balance at end of period	$4	$22	$26	$28	$121	$149

At June 30, 2013, assets and liabilities classified within Level 3 of the fair value hierarchy represent 2% and 47%, respectively, of total assets and liabilities measured at fair value.

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

At June 30, 2013, Newmont recorded write-downs related to Property, plant and equipment, net. (See Note 5). The following table provides information related to assets that were measured at fair value on a nonrecurring basis after initial recognition during the six months ended June 30, 2013:

		Fair Value Measurement Using
Description	At June 30, 2013	Level 1	Level 2	Level 3	Total loss
Property, Plant and Mine Development, net	$16,244	—	—	$16,244	$2,175
Goodwill	132	—	—	132	56
Intangible Assets	104	—	—	104	31

	$16,480	$—	$—	$16,480	$2,262

The estimated fair values of Property, plant and mine development, net, Goodwill and Intangible assets were determined using the discounted cash flow approach. The value is classified within Level 3 of the fair value hierarchy.

The following table sets forth a summary of the quantitative and qualitative information related to the unobservable inputs used in the calculation of the Company’s nonrecurring Level 3 financial assets at June 30, 2013:

Description	At June 30, 2013	Valuation technique	Unobservable input	Range/Weighted average
Property, plant and mine development, net	$16,244	Discounted cash flow	Discount rate	4.25%
			Long Term Gold Price	$1,400
			Long Term Copper price	$3.00
			Long Term Exchange rate A$/US$	0.935
Goodwill and Intangible assets	161	Discounted cash flow	Discount rate	3.75-4.25%
			Long Term Gold Price	$1,400
			Long Term Copper price	$3.00
			Long Term Exchange rate A$/US$	0.935

NOTE 15    DERIVATIVE INSTRUMENTS

The Company’s strategy is to provide shareholders with leverage to changes in gold and copper prices by selling its production at spot market prices. Consequently, the Company does not hedge its gold and copper sales. The Company continues to manage certain risks associated with commodity input costs, interest rates and foreign currencies using the derivative market. All of the derivative instruments described below were transacted for risk management purposes and qualify as cash flow hedges.

Cash Flow Hedges

The foreign currency, diesel and forward starting swap contracts are designated as cash flow hedges, and as such, the effective portion of unrealized changes in market value have been recorded in Accumulated other comprehensive income(loss) and are reclassified to earnings during the period in which the hedged transaction affects earnings. Gains and losses from hedge ineffectiveness are recognized in current earnings.

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

Newmont had the following foreign currency derivative contracts outstanding at June 30, 2013:

	Expected Maturity Date
							Total/
	2013	2014	2015	2016	2017	2018	Average
A$ Operating Fixed Forward Contracts:
A$ notional (millions)	656	1,117	847	564	273	44	3,501
Average rate ($/A$)	0.95	0.93	0.92	0.92	0.91	0.89	0.93
Expected hedge ratio	83%	67%	51%	33%	17%	7%
NZ$ Operating Fixed Forward Contracts:
NZ$ notional (millions)	40	50	10	—	—	—	100
Average rate ($/NZ$)	0.80	0.80	0.79	—	—	—	0.80
Expected hedge ratio	63%	41%	16%	—	—	—

Diesel Fixed Forward Contracts

Newmont hedges a portion of its operating cost exposure related to diesel consumed at its Nevada operations to reduce the variability in realized diesel prices. The hedging instruments consist of a series of financially settled fixed forward contracts with expiration dates up to three years.

Newmont had the following diesel derivative contracts outstanding at June 30, 2013:

	Expected Maturity Date
					Total/ Average
	2013	2014	2015	2016
Diesel Fixed Forward Contracts:
Diesel gallons (millions)	14	21	10	2	47
Average rate ($/gallon)	2.90	2.87	2.77	2.70	2.85
Expected hedge ratio	65%	49%	25%	7%

Forward Starting Swap Contracts

During 2011, Newmont entered into forward starting interest rate swap contracts with a total notional value of $2,000. These contracts hedged movements in treasury rates related to a debt issuance that occurred in the first quarter of 2012. On March 8, 2012, Newmont closed its sale of $2,500 senior notes consisting of 3.5% senior notes due 2022 in the principal amount of $1,500 (10-year notes), and 4.875% senior notes due 2042 in the principal amount of $1,000 (30-year notes). As a result, the forward-starting interest rate swaps were settled for $362, of which $349 represented the effective portion of the hedging instrument included in Accumulated other comprehensive income (loss). The net proceeds from the debt issuance were adjusted by the settlement amount of the swap contracts and included as a financing activity in the Condensed Consolidated Statements of Cash Flow.

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

Derivative Instrument Fair Values

Newmont had the following derivative instruments designated as hedges at June 30, 2013 and December 31, 2012:

	Fair Value
	At June 30, 2013
	Other Current Assets	Other Long- Term Assets	Other Current Liabilities	Other Long- Term Liabilities
Foreign currency exchange contracts:
A$ operating fixed forwards	$16	$16	$64	$133
NZ$ operating fixed forwards	—	—	2	1
Diesel fixed forwards	—	—	2	1

Total derivative instruments (Notes 19 and 21)	$16	$16	$68	$135

	Fair Value
	At December 31, 2012
	Other Current Assets	Other Long- Term Assets	Other Current Liabilities	Other Long- Term Liabilities
Foreign currency exchange contracts:
A$ operating fixed forwards	$108	143	—	1
NZ$ operating fixed forwards	2	—	—	—
Diesel fixed forwards	2	1	1	1

Total derivative instruments (Notes 19 and 21)	$112	$144	$1	$2

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

The following tables show the location and amount of gains (losses) reported in the Company’s Condensed Consolidated Financial Statements related to the Company’s cash flow hedges.

	Foreign Currency Exchange Contracts		Diesel Forward Contracts		Forward Starting Swap Contracts
	2013	2012	2013	2012	2013	2012
For the three months ended June 30,
Cash flow hedging relationships:
Gain (loss) recognized in other comprehensive income(loss) (effective portion)	$(386)	$23	$(6)	$(16)	$—	$—
Gain (loss) reclassified from Accumulated other comprehensive income into income(loss) (effective portion) (1)	22	38	(4)	1	(6)	(3)
Gain (Loss) reclassified from Accumulated other comprehensive income into income (ineffective portion) (2)	—	—	(3)	—	—	—
For the six months ended June 30,
Cash flow hedging relationships:
Gain (loss) recognized in other comprehensive income(loss) (effective portion)	$(368)	$85	$(4)	$(4)	$—	$36
Gain (loss) reclassified from Accumulated other comprehensive income into income(loss) (effective portion) (1)	60	85	—	4	(9)	(4)
Gain (loss) reclassified from Accumulated other comprehensive income into income(loss) (ineffective portion) (2)	—	—	—	—	—	2

(1)	The gain (loss) recognized for the effective portion of cash flow hedges is included in Cost Applicable to Sales, Write-downs and Interest expense, net.
(2)	The ineffective portion recognized for cash flow hedges is included in Other income, net.

The amount to be reclassified from Accumulated other comprehensive income(loss), net of tax to income for derivative instruments during the next 12 months is a loss of approximately $46.

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

London Metal Exchange (“LME”) copper prices averaged $3.25 per pound during the three months ended June 30, 2013, compared with the Company’s recorded average provisional price of $3.22 per pound before mark-to-market adjustments and treatment and refining charges. LME copper prices averaged $3.42 per pound during the six months ended June 30, 2013, compared with the Company’s recorded average provisional price of $3.38 per pound before mark-to-market adjustments and treatment and refining charges. During the three and six months ended June 30, 2013, changes in copper prices resulted in a provisional pricing mark-to-market loss of $15 ($0.27 per pound) and loss of $24 ($0.25 per pound), respectively. At June 30, 2013, Newmont had copper sales of 54 million pounds priced at an average of $3.07 per pound, subject to final pricing over the next several months.

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

The average London P.M. fix for gold was $1,415 per ounce during the three months ended June 30, 2013, compared with the Company’s recorded average provisional price of $1,408 per ounce before mark-to-market adjustments and treatment and refining charges. The average London P.M. fix for gold was $1,523 per ounce during the six months ended June 30, 2013, compared to the Company’s recorded average provisional price of $1,517 per ounce before mark-to-market adjustments and treatment and refining charges. During the three and six months ended June 30, 2013, changes in gold prices resulted in a provisional pricing mark-to-market loss of $24 ($18 per ounce) and loss of $22 ($9 per ounce), respectively. At June 30, 2013, Newmont had gold sales of 88,000 ounces priced at an average of $1,192 per ounce, subject to final pricing over the next several months.

NOTE 16    INVESTMENTS

	At June 30, 2013
	Cost/Equity	Unrealized		Fair/Equity
	Basis	Gain	Loss	Basis
Current:
Marketable Equity Securities:
Canadian Oil Sands Ltd.	$293	$279	$—	$572
Paladin Energy Ltd.	60	—	(17)	43
Other	15	3	(5)	13

	$368	$282	$(22)	$628

Long-term:
Marketable Debt Securities:
Asset backed commercial paper	$24	$—	$(2)	$22
Auction rate securities	7	—	(3)	4
Corporate	13	—	—	13

	44	—	(5)	39

Marketable Equity Securities:
Gabriel Resources Ltd.	74	—	(7)	67
Regis Resources Ltd.	166	91	—	257
Other	44	2	(15)	31

	284	93	(22)	355

Other investments, at cost	13	—	—	13
Investment in Affiliates:
Euronimba Ltd.	3	—	—	3
Minera La Zanja S.R.L.	75	—	—	75

	$419	$93	$(27)	$485

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

Subsequent to June 30, 2013, on July 8, 2013, the Company sold its investment in Canadian Oil Sands Trust for approximately C$608, resulting in a pretax gain of approximately $300 to be recorded in Other income, net.

The following tables present the gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by length of time that the individual securities have been in a continuous unrealized loss position:

	Less than 12 Months		12 Months or Greater		Total
At June 30, 2013	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Marketable equity securities	$143	$44	$—	$—	$143	$44
Asset backed commercial paper	—	—	22	2	22	2
Auction rate securities	—	—	4	3	4	3

	$143	$44	$26	$5	$169	$49

	Less than 12 Months		12 Months or Greater		Total
At December 31, 2012	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Marketable equity securities	$79	$5	$—	$—	$79	$5
Asset backed commercial paper	—	—	19	6	19	6
Auction rate securities	—	—	5	2	5	2

	$79	$5	$24	$8	$103	$13

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

NOTE 17    INVENTORIES

	At June 30, 2013	At December 31, 2012
In-process	$110	$143
Concentrate	153	152
Precious metals	29	31
Materials, supplies and other	511	470

	$803	$796

The Company recorded write-downs of $12 and $3, classified as components of Costs applicable to sales and Amortization, respectively, for the first half of 2013, to reduce the carrying value of inventories to net realizable value. Of the write-downs in 2013, $1 is related to Nevada, $7 to Boddington, $1 to Other Australia/New Zealand and $6 to Batu Hijau.

NOTE 18    STOCKPILES AND ORE ON LEACH PADS

	At June 30, 2013	At December 31, 2012
Current:
Stockpiles	$517	$602
Ore on leach pads	221	184

	$738	$786

Long-term:
Stockpiles	$2,475	$2,514
Ore on leach pads	254	382

	$2,729	$2,896

	At June 30, 2013	At December 31, 2012
Stockpiles and ore on leach pads:
Nevada	$829	$699
La Herradura	78	57
Yanacocha	504	498
Boddington	389	474
Batu Hijau	1,289	1,543
Other Australia/New Zealand	115	173
Ahafo	252	235
Akyem	11	3

	$3,467	$3,682

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

The Company recorded write-downs of $555 and $126, classified as components of Costs applicable to sales and Amortization, respectively, for the first half of 2013 to reduce the carrying value of stockpiles and ore on leach pads to net realizable value. The Company recorded write-downs of $22 for the first half of 2012. Of the write-downs in 2013, $83 are related to Yanacocha, $105 to Boddington, $54 to Other Australia/New Zealand and $439 to Batu Hijau. Of the write-downs in 2012, $20 are related to Other Australia/New Zealand and $2 related to Yanacocha.

NOTE 19    OTHER ASSETS

	At June 30, 2013	At December 31, 2012
Other current assets:
Refinery metal inventory and receivable	$530	$1,183
Prepaid assets	200	213
Derivative instruments	16	112
Restricted cash	—	12
Other	98	141

	$844	$1,661

Other long-term assets:
Income tax receivable	$214	$92
Goodwill	132	188
Intangible assets	104	136
Restricted cash	94	90
Prepaid royalties	78	78
Debt issuance costs	67	73
Derivative instruments	16	144
Prepaid maintenance costs	23	17
Other	80	54

	$808	$872

NOTE 20    DEBT

	At June 30, 2013		At December 31, 2012
	Current	Non-Current	Current	Non-Current
Corporate revolving credit facility	$—	$310	$—	$—
2014 Convertible Senior Notes, net	—	548	—	535
2017 Convertible Senior Notes, net	—	481	—	471
2019 Senior Notes, net	—	897	—	897
2022 Senior Notes, net	—	1,490	—	1,489
2035 Senior Notes, net	—	598	—	598
2039 Senior Notes, net	—	1,087	—	1,087
2042 Senior Notes, net	—	992	—	992
Ahafo project finance facility	10	30	10	35
PTNNT revolving credit facility	—	290	—	180
Other	38	3	—	4

	$48	$6,726	$10	$6,288

Scheduled minimum debt repayments are $43 for the remainder of 2013, $558 in 2014, $11 in 2015, $11 in 2016, $1,087 in 2017 and $5,064 thereafter.

Corporate Revolving Credit Facility

At June 30, 2013, we had $310 in borrowings outstanding and $325 outstanding in letters of credit under the facility.

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

NOTE 21    OTHER LIABILITIES

	At June 30, 2013	At December 31, 2012
Other current liabilities:
Refinery metal payable	$530	$1,183
Accrued operating costs	169	336
Accrued capital expenditures	123	172
Reclamation and remediation liabilities	77	82
Interest	74	74
Derivative instruments	68	1
Deferred income tax	64	65
Royalties	38	42
Holt property royalty	13	21
Boddington contingent consideration	—	26
Taxes other than income and mining	7	14
Other	115	68

	$1,278	$2,084

Other long-term liabilities:
Derivative instruments	$135	$2
Holt property royalty	108	219
Income and mining taxes	71	65
Power supply agreements	40	46
Deferred income tax from discontinued operations	34	—
Boddington contingent consideration	28	15
Other	23	25

	$439	$372

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

NOTE 22    CHANGES IN EQUITY

	Six Months Ended June 30,
	2013	2012
Common stock:
At beginning of period	$787	$784
Stock based awards	2	2

At end of period	789	786

Additional paid-in capital:
At beginning of period	8,330	8,408
Conversion premium on convertible notes	—	(172)
Stock based awards	53	55
Sale of noncontrolling interests	48	—

At end of period	8,431	8,291

Accumulated other comprehensive income (loss):
At beginning of period	490	652
Other comprehensive income (loss)	(561)	(291)

At end of period	(71)	361

Retained earnings:
At beginning of period	4,166	3,052
Net income (loss) attributable to Newmont stockholders	(1,704)	769
Dividends paid	(385)	(347)

At end of period	2,077	3,474

Noncontrolling interests:
At beginning of period	3,175	2,875
Net income (loss) attributable to noncontrolling interests	(170)	205
Dividends paid to noncontrolling interests	(2)	(3)
Sale of noncontrolling interests, net	10	—
Other comprehensive income	(1)	—

At end of period	3,012	3,077

Total equity	$14,238	$15,989

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

NOTE 23    RECLASSIFICATIONS OUT OF ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

	Unrealized gain on marketable securities, net	Foreign currency translation adjustments	Pension and other post- retirement benefit adjustments	Changes in fair value of cash flow hedge instruments	Total
December 31, 2012	$542	$177	$(276)	$47	$490
Change in other comprehensive income (loss) before reclassifications	(287)	(21)	(1)	(237)	(546)
Reclassifications from accumulated other comprehensive income (loss)	8	—	12	(35)	(15)

Net current-period other comprehensive income (loss)	(279)	(21)	11	(272)	(561)

June 30, 2013	$263	$156	$(265)	$(225)	$(71)

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)		Affected Line Item in the Condensed Consolidated Statement of Income (Loss)
	Three Months Ended June 30, 2013	Six Months Ended June 30, 2013
Unrealized gain on marketable securities:
Impairment of marketable securities	$7	$11	Other income, net

Total before tax	7	11
Tax expense	(2)	(3)

Net of tax	$5	$8

Pension liability adjustments:
Amortization, net	$10	$18	(1)

Total before tax	10	18
Tax expense	(3)	(6)

Net of tax	$7	$12

Gain (loss) on hedge instruments:
Operating cash flow hedges	$(37)	$(79)	Costs applicable to sales
Capital cash flow hedges	1	1	Amortization
Capital cash flow hedges	18	18	Write-downs
Forward starting swap hedges	6	9	Interest expense, net
Hedge ineffectiveness	3	—	Other income, net

Total before tax	(9)	(51)
Tax benefit	4	16

Net of tax	$(5)	$(35)

Total reclassifications for the period,net of tax	$7	$(15)

(1)	This accumulated other comprehensive income (loss) component is included in General and administrative and costs that benefit the inventory/production process. Refer to Note 2 in the Newmont Annual Report on Form 10-K for the year ended December 31, 2012 for information on costs that benefit the inventory/production process.

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

NOTE 24    NET CHANGE IN OPERATING ASSETS AND LIABILITIES

Net cash provided from operations attributable to the net change in operating assets and liabilities is composed of the following:

	Six Months Ended June 30,
	2013	2012
Decrease (increase) in operating assets:
Trade and accounts receivable	$187	$(14)
Inventories, stockpiles and ore on leach pads	(405)	(443)
EGR refinery assets	623	406
Other assets	8	(43)
Decrease in operating liabilities:
Accounts payable and other accrued liabilities	(227)	(227)
EGR refinery liabilities	(623)	(406)
Reclamation liabilities	(24)	(41)

	$(461)	$(768)

NOTE 25    CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

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

At December 31, 2012, errors were identified in the previously reported condensed consolidating financial statements resulting from incorrectly applying the provisions of Rule 3-10(e) of Regulation S-X related to the presentation of the financial information of its subsidiary guarantor, Newmont USA. In the previously reported information, the Company presented Newmont USA on a consolidated basis with its non-guarantor subsidiaries and under Rule 3-10 of Regulation S-X Newmont USA should have presented its investment in subsidiaries based upon its proportionate share of its non-guarantor subsidiaries’ net assets (similar to the equity method of accounting). In addition, the Company corrected the Newmont Mining Corporation column for investments in subsidiaries previously presented in the Eliminations column. The tables following the revised condensed consolidating financial statements illustrate the effects of the errors, which relate to the columns for Newmont Mining Corporation, Newmont USA, Other Subsidiaries and Eliminations, on previously reported condensed consolidating financial information for the three and six months ended June 30, 2012.

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

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

The Company will revise the September 30, 2012 financial statements to reflect the revisions discussed above in the Quarterly Reports on Form 10-Q for the quarterly periods in 2013.

In addition to the above, in April of the current year the Company merged one of its subsidiaries into Newmont USA. As a result of this merger, the prior periods presented have been revised to reflect this change as if the transaction had occurred at the beginning of the earliest period presented in accordance with the accounting guidance for business combinations between entities under common control.

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

	Three Months Ended June 30, 2013
Condensed Consolidating Statement of Income	Newmont Mining Corporation	Newmont USA	Other Subsidiaries	Eliminations	Newmont Mining Corporation Consolidated
Sales	$—	$517	$1,476	$—	$1,993
Costs and expenses
Costs applicable to sales (1)	—	246	1,407	—	1,653
Amortization	—	48	367	—	415
Reclamation and remediation	—	2	16	—	18
Exploration	—	17	59	—	76
Advanced projects, research and development	—	10	36	—	46
General and administrative	—	24	30	—	54
Write-downs	—	—	2,261	—	2,261
Other expense, net	—	14	63	—	77

	—	361	4,239	—	4,600

Other income (expense)
Other income, net	2	5	43	—	50
Interest income—intercompany	34	8	(3)	(39)	—
Interest expense—intercompany	(3)	—	(36)	39	—
Interest expense, net	(68)	(4)	2	—	(70)

	(35)	9	6	—	(20)

Income (loss) before income and mining tax and other items	(35)	165	(2,757)	—	(2,627)
Income and mining tax benefit (expense)	12	(71)	384	—	325
Equity income (loss) of affiliates	(1,996)	(464)	(163)	2,620	(3)

Income (loss) from continuing operations	(2,019)	(370)	(2,536)	2,620	(2,305)
Income (loss) from discontinued operations	—	—	74	—	74

Net income (loss)	(2,019)	(370)	(2,462)	2,620	(2,231)
Net loss (income) attributable to noncontrolling interests	—	—	323	(111)	212

Net income (loss) attributable to Newmont stockholders	$(2,019)	$(370)	$(2,139)	$2,509	$(2,019)

Comprehensive income (loss)	$(2,518)	$(382)	$(3,013)	$3,182	$(2,731)
Comprehensive loss (income) attributable to noncontrolling interests	—	—	323	(111)	212

Comprehensive income (loss) attributable to Newmont stockholders	$(2,518)	$(382)	$(2,690)	$3,071	$(2,519)

(1)	Excludes Amortization and Reclamation and remediation.

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

	Three Months Ended June 30, 2012
Condensed Consolidating Statement of Income	Newmont Mining Corporation	Newmont USA	Other Subsidiaries	Eliminations	Newmont Mining Corporation Consolidated
Sales	$—	$523	$1,706	$—	$2,229
Costs and expenses
Costs applicable to sales (1)	—	243	759	—	1,002
Amortization	—	39	209	—	248
Reclamation and remediation	—	2	14	—	16
Exploration	—	24	82	—	106
Advanced projects, research and development	—	10	72	—	82
General and administrative	—	46	11	—	57
Other expense, net	—	10	116	—	126

	—	374	1,263	—	1,637

Other income (expense)
Other income, net	—	4	32	—	36
Interest income—intercompany	39	6	1	(46)	—
Interest expense—intercompany	(3)	1	(44)	46	—
Interest expense, net	(68)	(2)	(1)	—	(71)

	(32)	9	(12)	—	(35)

Income (loss) before income and mining tax and other items	(32)	158	431	—	557
Income and mining tax benefit (expense)	11	(59)	(127)	—	(175)
Equity income (loss) of affiliates	300	195	48	(554)	(11)

Net income (loss)	279	294	352	(554)	371
Net loss (income) attributable to noncontrolling interests	—	—	(122)	30	(92)

Net income (loss) attributable to Newmont stockholders	$279	$294	$230	$(524)	$279

Comprehensive income (loss)	$(18)	$266	$68	$(244)	$72
Comprehensive loss (income) attributable to noncontrolling interests	—	—	(120)	30	(90)

Comprehensive income (loss) attributable to Newmont stockholders	$(18)	$266	$(52)	$(214)	$(18)

(1)	Excludes Amortization and Reclamation and remediation.

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

	Six Months Ended June 30, 2013
Condensed Consolidating Statement of Income	Newmont Mining Corporation	Newmont USA	Other Subsidiaries	Eliminations	Newmont Mining Corporation Consolidated
Sales	$—	$1,048	$3,122	$—	$4,170
Costs and expenses
Costs applicable to sales (1)	—	496	2,201	—	2,697
Amortization	—	96	586	—	682
Reclamation and remediation	—	4	32	—	36
Exploration	—	28	107	—	135
Advanced projects, research and development	—	23	75	—	98
General and administrative	—	54	56	—	110
Write-downs	—	—	2,262	—	2,262
Other expense, net	—	30	146	—	176

	—	731	5,465	—	6,196

Other income (expense)
Other income, net	2	9	65	—	76
Interest income—intercompany	82	15	(5)	(92)	—
Interest expense—intercompany	(6)	—	(86)	92	—
Interest expense, net	(133)	(6)	4	—	(135)

	(55)	18	(22)	—	(59)

Income (loss) before income and mining tax and other items	(55)	335	(2,365)	—	(2,085)
Income and mining tax benefit (expense)	19	(121)	246	—	144
Equity income (loss) of affiliates	(1,668)	(350)	(120)	2,131	(7)

Income (loss) from continuing operations	(1,704)	(136)	(2,239)	2,131	(1,948)
Income (loss) from discontinued operations	—	—	74	—	74

Net income (loss)	(1,704)	(136)	(2,165)	2,131	(1,874)
Net loss (income) attributable to noncontrolling interests	—	—	256	(86)	170

Net income (loss) attributable to Newmont stockholders	$(1,704)	$(136)	$(1,909)	$2,045	$(1,704)

Comprehensive income (loss)	$(2,264)	$(144)	$(2,823)	$2,795	$(2,436)
Comprehensive loss (income) attributable to noncontrolling interests	—	—	257	(86)	171

Comprehensive income (loss) attributable to Newmont stockholders	$(2,264)	$(144)	$(2,566)	$2,709	$(2,265)

(1)	Excludes Amortization and Reclamation and remediation.

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

	Six Months Ended June 30, 2012
Condensed Consolidating Statement of Income	Newmont Mining Corporation	Newmont USA	Other Subsidiaries	Eliminations	Newmont Mining Corporation Consolidated
Sales	$—	$1,186	$3,726	$—	$4,912
Costs and expenses
Costs applicable to sales (1)	—	500	1,519	—	2,019
Amortization	—	81	398	—	479
Reclamation and remediation	—	5	27	—	32
Exploration	—	43	151	—	194
Advanced projects, research and development	—	22	162	—	184
General and administrative	—	65	46	—	111
Other expense, net	—	17	229	—	246

	—	733	2,532	—	3,265

Other income (expense)
Other income, net	2	12	55	—	69
Interest income—intercompany	79	14	—	(93)	—
Interest expense—intercompany	(8)	—	(85)	93	—
Interest expense, net	(119)	(3)	(1)	—	(123)

	(46)	23	(31)	—	(54)

Income (loss) before income and mining tax and other items	(46)	476	1,163	—	1,593
Income and mining tax benefit (expense)	16	(128)	(406)	—	(518)
Equity income (loss) of affiliates	799	370	117	(1,316)	(30)

Income (loss) from continuing operations	769	718	874	(1,316)	1,045
Income (loss) from discontinued operations	—	—	(71)	—	(71)

Net income (loss)	769	718	803	(1,316)	974
Net loss (income) attributable to noncontrolling interests	—	—	(270)	65	(205)

Net income (loss) attributable to Newmont stockholders	$769	$718	$533	$(1,251)	$769

Comprehensive income (loss)	$478	$691	$506	$(992)	$683
Comprehensive loss (income) attributable to noncontrolling interests	—	—	(270)	65	(205)

Comprehensive income (loss) attributable to Newmont stockholders	$478	$691	$236	$(927)	$478

(1)	Excludes Amortization and Reclamation and remediation.

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

	Six Months Ended June 30, 2013
Condensed Consolidating Statement of Cash Flows	Newmont Mining Corporation	Newmont USA	Other Subsidiaries	Eliminations	Newmont Mining Corporation Consolidated
Operating activities:
Net income (loss)	$(1,704)	$(136)	$(2,165)	$2,131	$(1,874)
Adjustments	1,731	495	2,976	(2,135)	3,067
Net change in operating assets and liabilities	(16)	(251)	(194)	—	(461)

Net cash provided from (used in) continuing operations	11	108	617	(4)	732
Net cash used in discontinued operations	—	—	(11)	—	(11)

Net cash provided from (used in) operations	11	108	606	(4)	721

Investing activities:
Additions to property, plant and mine development	—	(230)	(890)	—	(1,120)
Acquisitions, net	—	—	(13)	—	(13)
Sale of marketable securities	—	—	1	—	1
Purchases of marketable securities	—	—	(1)	—	(1)
Proceeds from sale of other assets	—	—	49	—	49
Other	—	—	(21)	—	(21)

Net cash used in investing activities	—	(230)	(875)	—	(1,105)

Financing activities:
Proceeds from debt, net	739	—	248	—	987
Repayment of debt	(429)	—	(105)	—	(534)
Net intercompany borrowings (repayments)	62	(215)	156	(3)	—
Proceeds from stock issuance, net	2	—	—	—	2
Sale of noncontrolling interests	—	—	32	—	32
Acquisition of noncontrolling interests	—	—	(10)	—	(10)
Dividends paid to noncontrolling interests	—	—	(5)	3	(2)
Dividends paid to common stockholders	(385)	—	(4)	4	(385)
Other	—	—	(3)	—	(3)

Net cash provided from (used in) financing activities	(11)	(215)	309	4	87

Effect of exchange rate changes on cash	—	—	(16)	—	(16)

Net change in cash and cash equivalents	—	(337)	24	—	(313)
Cash and cash equivalents at beginning of period	—	342	1,219	—	1,561

Cash and cash equivalents at end of period	$—	$5	$1,243	$—	$1,248

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

	Six Months Ended June 30, 2012
Condensed Consolidating Statement of Cash Flows	Newmont Mining Corporation	Newmont USA	Other Subsidiaries	Eliminations	Newmont Mining Corporation Consolidated
Operating activities:
Net income (loss)	$769	$718	$803	$(1,316)	$974
Adjustments	(767)	(192)	404	1,313	758
Net change in operating assets and liabilities	(7)	(752)	(9)	—	(768)

Net cash provided from (used in) continuing operations	(5)	(226)	1,198	(3)	964
Net cash used in discontinued operations	—	—	(8)	—	(8)

Net cash provided from (used in) operations	(5)	(226)	1,190	(3)	956

Investing activities:
Additions to property, plant and mine development	—	(324)	(1,254)	—	(1,578)
Acquisitions, net	—	—	(22)	—	(22)
Sale of marketable securities	—	106	—	—	106
Purchases of marketable securities	—	(196)	—	—	(196)
Proceeds from sale of other assets	—	—	13	—	13
Other	—	—	(37)	—	(37)

Net cash used in investing activities	—	(414)	(1,300)	—	(1,714)

Financing activities:
Proceeds from debt, net	3,345	—	(2)	—	3,343
Repayment of debt	(1,802)	(135)	(4)	—	(1,941)
Payment of conversion premium on debt	(172)	—	—	—	(172)
Net intercompany borrowings (repayments)	(1,034)	1,267	(229)	(4)	—
Proceeds from stock issuance, net	15	—	—	—	15
Dividends paid to noncontrolling interests	—	—	(7)	4	(3)
Dividends paid to common stockholders	(347)	—	(3)	3	(347)
Other	—	—	(1)	—	(1)

Net cash provided from (used in) financing activities	5	1,132	(246)	3	894

Effect of exchange rate changes on cash	—	—	1	—	1

Net change in cash and cash equivalents	—	492	(355)	—	137
Cash and cash equivalents at beginning of period	—	10	1,750	—	1,760

Cash and cash equivalents at end of period	$—	$502	$1,395	$—	$1,897

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

	At June 30, 2013
Condensed Consolidating Balance Sheet	Newmont Mining Corporation	Newmont USA	Other Subsidiaries	Eliminations	Newmont Mining Corporation Consolidated
Assets
Cash and cash equivalents	$—	$5	$1,243	$—	$1,248
Trade receivables	—	51	206	—	257
Accounts receivable	17	4	268	—	289
Intercompany receivable	3,336	6,485	4,238	(14,059)	—
Investments	43	1	584	—	628
Inventories	—	163	640	—	803
Stockpiles and ore on leach pads	—	332	406	—	738
Deferred income tax assets	—	155	60	—	215
Other current assets	—	109	735	—	844

Current assets	3,396	7,305	8,380	(14,059)	5,022
Property, plant and mine development, net	—	2,980	13,306	(42)	16,244
Investments	—	6	479	—	485
Investments in subsidiaries	15,418	5,147	3,013	(23,578)	—
Stockpiles and ore on leach pads	—	494	2,235	—	2,729
Deferred income tax assets	1,164	188	1,049	(1,213)	1,188
Long-term intercompany receivable	3,065	53	573	(3,691)	—
Other long-term assets	48	178	582	—	808

Total assets	$23,091	$16,351	$29,617	$(42,583)	$26,476

Liabilities
Debt	$—	$—	$48	$—	$48
Accounts payable	—	71	480	—	551
Intercompany payable	5,077	5,323	3,659	(14,059)	—
Employee-related benefits	—	112	149	—	261
Income and mining taxes	—	—	60	—	60
Other current liabilities	72	148	1,058	—	1,278

Current liabilities	5,149	5,654	5,454	(14,059)	2,198
Debt	6,403	1	322	—	6,726
Reclamation and remediation liabilities	—	184	1,287	—	1,471
Deferred income tax liabilities	—	36	1,984	(1,214)	806
Employee-related benefits	5	396	197	—	598
Long-term intercompany payable	400	—	3,333	(3,733)	—
Other long-term liabilities	—	21	418	—	439

Total liabilities	11,957	6,292	12,995	(19,006)	12,238

Equity
Newmont stockholders’ equity	11,134	10,059	11,819	(21,786)	11,226
Noncontrolling interests	—	—	4,803	(1,791)	3,012

Total equity	11,134	10,059	16,622	(23,577)	14,238

Total liabilities and equity	$23,091	$16,351	$29,617	$(42,583)	$26,476

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

	At December 31, 2012
Condensed Consolidating Balance Sheet	Newmont Mining Corporation	Newmont USA	Other Subsidiaries	Eliminations	Newmont Mining Corporation Consolidated
Assets
Cash and cash equivalents	$—	$342	$1,219	$—	$1,561
Trade receivables	—	57	226	—	283
Accounts receivable	20	10	547	—	577
Intercompany receivable	2,748	6,276	4,025	(13,049)	—
Investments	58	7	21	—	86
Inventories	—	147	649	—	796
Stockpiles and ore on leach pads	—	245	541	—	786
Deferred income tax assets	—	109	153	(67)	195
Other current assets	—	48	1,613	—	1,661

Current assets	2,826	7,241	8,994	(13,116)	5,945
Property, plant and mine development, net	—	2,869	15,178	(37)	18,010
Investments	—	6	1,440	—	1,446
Investments in subsidiaries	16,599	5,504	3,115	(25,218)	—
Stockpiles and ore on leach pads	—	448	2,448	—	2,896
Deferred income tax assets	791	146	685	(1,141)	481
Long-term intercompany receivable	3,907	45	564	(4,516)	—
Other long-term assets	52	172	648	—	872

Total assets	$24,175	$16,431	$33,072	$(44,028)	$29,650

Liabilities
Debt	$—	$—	$10	$—	$10
Accounts payable	—	97	560	—	657
Intercompany payable	3,969	5,192	3,888	(13,049)	—
Employee-related benefits	—	149	190	—	339
Income and mining taxes	—	16	35	—	51
Other current liabilities	71	175	1,838	—	2,084

Current liabilities	4,040	5,629	6,521	(13,049)	3,141
Debt	6,069	1	218	—	6,288
Reclamation and remediation liabilities	—	183	1,274	—	1,457
Deferred income tax liabilities	—	24	2,040	(1,206)	858
Employee-related benefits	5	385	196	—	586
Long-term intercompany payable	381	—	4,172	(4,553)	—
Other long-term liabilities	—	13	359	—	372

Total liabilities	10,495	6,235	14,780	(18,808)	12,702

Equity
Newmont stockholders’ equity	13,680	10,196	13,245	(23,348)	13,773
Noncontrolling interests	—	—	5,047	(1,872)	3,175

Total equity	13,680	10,196	18,292	(25,220)	16,948

Total liabilities and equity	$24,175	$16,431	$33,072	$(44,028)	$29,650

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

	For Three Months Ended June 30, 2012
	Newmont USA				Other Subsidiaries				Eliminations
Condensed Consolidating Statement of Income	As Previously Presented	Change	Subsidiary Merger	As Currently Presented	As Previously Presented	Change	Subsidiary Merger	As Currently Presented	As Previously Presented	Change	Subsidiary Merger	As Currently Presented
Sales	$1,383	$(919)	$59	$523	$846	$919	$(59)	$1,706	$—	$—	$—	$—
Costs and expenses
Costs applicable to sales	550	(314)	7	243	464	302	(7)	759	(12)	12	—	—
Amortization	135	(103)	7	39	113	103	(7)	209	—	—	—	—
Reclamation and remediation	12	(11)	1	2	4	11	(1)	14	—	—	—	—
Exploration	71	(52)	5	24	35	52	(5)	82	—	—	—	—
Advanced projects, research and development	64	(56)	2	10	17	57	(2)	72	1	(1)	—	—
General and administrative	44	2	—	46	2	9	—	11	11	(11)	—	—
Other expense, net	42	(32)	—	10	84	32	—	116	—	—	—	—

	918	(566)	22	374	719	566	(22)	1,263	—	—	—	—

Other income (expense)
Other income, net	12	(8)	—	4	30	2	—	32	—	—	—	—
Interest income—intercompany	1	5	—	6	6	(5)	—	1	(46)	—	—	(46)
Interest expense—intercompany	(1)	2	—	1	(42)	(2)	—	(44)	46	—	—	46
Interest expense, net	(7)	5	—	(2)	(2)	1	—	(1)	—	—	—	—

	5	4	—	9	(8)	(4)	—	(12)	—	—	—	—

Income (loss) before income and mining tax and other items	470	(349)	37	158	119	349	(37)	431	—	—	—	—
Income and mining tax benefit (expense)	(83)	24	—	(59)	(103)	(24)	—	(127)	—	—	—	—
Equity income (loss) of affiliates	(2)	234	(37)	195	50	(2)	—	48	(359)	(232)	37	(554)

Net income (loss)	385	(91)	—	294	66	323	(37)	352	(359)	(232)	37	(554)
Net loss (income) attributable to noncontrolling interests	(91)	91	—	—	(31)	(91)	—	(122)	30	—	—	30

Net income (loss) attributable to Newmont stockholders	$294	$—	$—	$294	$35	$232	$(37)	$230	$(329)	$(232)	$37	$(524)

Comprehensive income (loss)	$357	$(91)	$—	$266	$(190)	$295	$(37)	$68	$(77)	$(204)	$37	$(244)
Comprehensive loss (income) attributable to noncontrolling interests	(91)	91	—	—	(29)	(91)	—	(120)	30	—	—	30
Comprehensive income (loss) attributable to

Newmont stockholders	$266	$—	$—	$266	$(219)	$204	$(37)	$(52)	$(47)	$(204)	$37	$(214)

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

	For Six Months Ended June 30, 2012
	Newmont USA				Other Subsidiaries				Eliminations
Condensed Consolidating Statement of Income	As Previously Presented	Change	Subsidiary Merger	As Currently Presented	As Previously Presented	Change	Subsidiary Merger	As Currently Presented	As Previously Presented	Change	Subsidiary Merger	As Currently Presented
Sales	$3,000	$(1,951)	$137	$1,186	$1,912	$1,951	$(137)	$3,726	$—	$—	$—	$—
Costs and expenses
Costs applicable to sales	1,113	(625)	12	500	929	602	(12)	1,519	(23)	23	—	—
Amortization	265	(197)	13	81	214	197	(13)	398	—	—	—	—
Reclamation and remediation	23	(20)	2	5	9	20	(2)	27	—	—	—	—
Exploration	124	(86)	5	43	70	86	(5)	151	—	—	—	—
Advanced projects, research and development	152	(132)	2	22	31	133	(2)	162	1	(1)	—	—
General and administrative	86	(21)	—	65	3	43	—	46	22	(22)	—	—
Other expense, net	89	(72)	—	17	157	72	—	229	—	—	—	—

	1,852	(1,153)	34	733	1,413	1,153	(34)	2,532	—	—	—	—

Other income (expense)
Other income, net	25	(13)	—	12	53	2	—	55	—	—	—	—
Interest income—intercompany	3	11	—	14	11	(11)	—	—	(93)	—	—	(93)
Interest expense—intercompany	(1)	1	—	—	(84)	(1)	—	(85)	93	—	—	93
Interest expense, net	(12)	9	—	(3)	(3)	2	—	(1)	—	—	—	—

	15	8	—	23	(23)	(8)	—	(31)	—	—	—	—

Income (loss) before income and mining tax and other items	1,163	(790)	103	476	476	790	(103)	1,163	—	—	—	—
Income and mining tax benefit (expense)	(229)	101	—	(128)	(305)	(101)	—	(406)	—	—	—	—
Equity income (loss) of affiliates	(13)	486	(103)	370	117	—	—	117	(933)	(486)	103	(1,316)

Income (loss) from continuing operations	921	(203)	—	718	288	689	(103)	874	(933)	(486)	103	(1,316)
Income (loss) from discontinued operations	4	(4)	—	—	(75)	4	—	(71)	—	—	—	—

Net income (loss)	925	(207)	—	718	213	693	(103)	803	(933)	(486)	103	(1,316)
Net loss (income) attributable to noncontrolling interests	(207)	207	—	—	(63)	(207)	—	(270)	65	—	—	65

Net income (loss) attributable to Newmont stockholders	$718	$—	$—	$718	$150	$486	$(103)	$533	$(868)	$(486)	$103	$(1,251)

Comprehensive income (loss)	$898	$(207)	$—	$691	$(51)	$660	$(103)	$506	$(642)	$(453)	$103	$(992)
Comprehensive loss (income) attributable to noncontrolling interests	(207)	207	—	—	(63)	(207)	—	(270)	65	—	—	65
Comprehensive income (loss) attributable to

Newmont stockholders	$691	$—	$—	$691	$(114)	$453	$(103)	$236	$(577)	$(453)	$103	$(927)

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

	At June 30, 2012
	Newmont Mining Corporation			Newmont USA				Other Subsidiaries				Eliminations
Condensed Consolidating Statement of Cash Flows	As Previously Presented	Change	As Revised	As Previously Presented	Change	Subsidiary Merger	As Revised	As Previously Presented	Change	Subsidiary Merger	As Revised	As Previously Presented	Change	Subsidiary Merger	As Revised
Operating activities:
Net income (loss)	$769	$—	$769	$925	$(207)	$—	$718	$213	$697	$(107)	$803	$(933)	$(490)	$107	$(1,316)
Adjustments	32	(799)	(767)	273	(583)	118	(192)	(480)	895	(11)	404	933	487	(107)	1,313
Net change in operating assets and liabilities	(7)	—	(7)	(514)	(216)	(22)	(752)	(247)	216	22	(9)	—	—	—	—

Net cash provided from (used in) continuing operations	794	(799)	(5)	684	(1,006)	96	(226)	(514)	1,808	(96)	1,198	—	(3)	—	(3)
Net cash used in discontinued operations	—	—	—	—	—	—	—	(8)	—	—	(8)	—	—	—	—

Net cash provided from (used in) operations	794	(799)	(5)	684	(1,006)	96	(226)	(522)	1,808	(96)	1,190	—	(3)	—	(3)

Investing activities:
Additions to property, plant and mine development	—	—	—	(1,090)	818	(52)	(324)	(488)	(818)	52	(1,254)	—	—	—	—
Acquisitions, net	—	—	—	—	—	—	—	(22)	—	—	(22)	—	—	—	—
Sale of marketable securities	—	—	—	—	106	—	106	106	(106)	—	—	—	—	—	—
Purchases of marketable securities	—	—	—	(91)	(105)	—	(196)	(105)	105	—	—	—	—	—	—
Proceeds from sale of other assets	—	—	—	9	(9)	—	—	4	9	—	13	—	—	—	—
Other	—	—	—	—	—	—	—	(37)	—	—	(37)	—	—	—	—

Net cash used in investing activities	—	—	—	(1,172)	810	(52)	(414)	(542)	(810)	52	(1,300)	—	—	—	—

Financing activities:
Net borrowings (repayments)	1,543	—	1,543	(136)	1	—	(135)	(5)	(1)	—	(6)	—	—	—	—
Payment of conversion premium on debt	(172)	—	(172)	—	—	—	—	—	—	—	—	—	—	—	—
Net intercompany borrowings (repayments)	(1,833)	799	(1,034)	692	619	(44)	1,267	1,141	(1,414)	44	(229)	—	(4)	—	(4)
Proceeds from stock issuance, net	15	—	15	—	—	—	—	—	—	—	—	—	—	—	—
Dividends paid to noncontrolling interests	—	—	—	(3)	3	—	—	—	(7)	—	(7)	—	4	—	4
Dividends paid to common stockholders	(347)	—	(347)	—	—	—	—	—	(3)	—	(3)	—	3	—	3
Other	—	—	—	—	—	—	—	(1)	—	—	(1)	—	—	—	—

Net cash provided from (used in) financing activities	(794)	799	5	553	623	(44)	1,132	1,135	(1,425)	44	(246)	—	3	—	3

Effect of exchange rate changes on cash	—	—	—	(1)	1	—	—	2	(1)	—	1	—	—	—	—

Net change in cash and cash equivalents	—	—	—	64	428	—	492	73	(428)	—	(355)	—	—	—	—
Cash and cash equivalents at beginning of period	—	—	—	1,526	(1,516)	—	10	234	1,516	—	1,750	—	—	—	—

Cash and cash equivalents at end of period	$—	$—	$—	$1,590	$(1,088)	$—	$502	$307	$1,088	$—	$1,395	$—	$—	$—	$—

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

	At December 31, 2012
	Newmont USA			Other Subsidiaries			Eliminations
Condensed Consolidating Balance Sheet	As Previously Presented	Subsidiary Merger	As Revised	As Previously Presented	Subsidiary Merger	As Revised	As Previously Presented	Subsidiary Merger	As Revised
Assets
Cash and cash equivalents	$342	$—	$342	$1,219	$—	$1,219	$—	$—	$—
Trade receivables	23	34	57	260	(34)	226	—	—	—
Accounts receivable	10	—	10	547	—	547	—	—	—
Intercompany receivable	7,052	(776)	6,276	5,857	(1,832)	4,025	(15,657)	2,608	(13,049)
Investments	7	—	7	21	—	21	—	—	—
Inventories	104	43	147	692	(43)	649	—	—	—
Stockpiles and ore on leach pads	215	30	245	571	(30)	541	—	—	—
Deferred income tax assets	109	—	109	153	—	153	(67)	—	(67)
Other current assets	46	2	48	1,615	(2)	1,613	—	—	—

Current assets	7,908	(667)	7,241	10,935	(1,941)	8,994	(15,724)	2,608	(13,116)
Property, plant and mine development, net	2,187	682	2,869	15,860	(682)	15,178	(37)	—	(37)
Investments	6	—	6	1,440	—	1,440	—	—	—
Investments in subsidiaries	6,041	(537)	5,504	3,115	—	3,115	(25,755)	537	(25,218)
Stockpiles and ore on leach pads	401	47	448	2,495	(47)	2,448	—	—	—
Deferred income tax assets (1)	146	—	146	685	—	685	(1,141)	—	(1,141)
Long-term intercompany receivable	45	—	45	564	—	564	(4,516)	—	(4,516)
Other long-term assets	158	14	172	662	(14)	648	—	—	—

Total assets	$16,892	$(461)	$16,431	$35,756	$(2,684)	$33,072	$(47,173)	$3,145	$(44,028)

Liabilities
Debt	$—	$—	$—	$10	$—	$10	$—	$—	$—
Accounts payable	78	19	97	579	(19)	560	—	—	—
Intercompany payable	5,743	(551)	5,192	5,945	(2,057)	3,888	(15,657)	2,608	(13,049)
Employee-related benefits	149	—	149	190	—	190	—	—	—
Income and mining taxes	16	—	16	35	—	35	—	—	—
Other current liabilities	147	28	175	1,866	(28)	1,838	—	—	—

Current liabilities	6,133	(504)	5,629	8,625	(2,104)	6,521	(15,657)	2,608	(13,049)
Debt	1	—	1	218	—	218	—	—	—
Reclamation and remediation liabilities	147	36	183	1,310	(36)	1,274	—	—	—
Deferred income tax liabilities (1)	20	4	24	2,044	(4)	2,040	(1,206)	—	(1,206)
Employee-related benefits	384	1	385	197	(1)	196	—	—	—
Long-term intercompany payable	—	—	—	4,172	—	4,172	(4,553)	—	(4,553)
Other long-term liabilities	11	2	13	361	(2)	359	—	—	—

Total liabilities	6,696	(461)	6,235	16,927	(2,147)	14,780	(21,416)	2,608	(18,808)

Equity
Newmont stockholders’ equity	10,196	—	10,196	13,782	(537)	13,245	(23,885)	537	(23,348)
Noncontrolling interests	—	—	—	5,047	—	5,047	(1,872)	—	(1,872)

Total equity	10,196	—	10,196	18,829	(537)	18,292	(25,757)	537	(25,220)

Total liabilities and stockholders’ equity	$16,892	$(461)	$16,431	$35,756	$(2,684)	$33,072	$(47,173)	$3,145	$(44,028)

(1)	Revision of deferred income taxes includes a presentation adjustment to conform to the guidance outlined in ASC 740, see Note 8 Income and Mining taxes for additional information.

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

Operating Segments

The Company’s operating segments are identified in Note 3. Except as noted in this paragraph, all of the Company’s commitments and contingencies specifically described in this Note 26 relate to the Corporate and Other reportable segment. The Yanacocha matters relate to the South America reportable segment. The Minera Penmont matters relate to the North America reporting segment. The PTNNT matters relate to the Indonesia reportable segment.

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

Estimated future reclamation costs are based principally on legal and regulatory requirements. At June 30, 2013 and December 31, 2012, $1,360 and $1,341, respectively, were accrued for reclamation costs relating to currently or recently producing mineral properties in accordance with asset retirement obligation guidance. The current portions of $59 and $62 at June 30, 2013 and December 31, 2012, respectively, are included in Other current liabilities.

In addition, the Company is involved in several matters concerning environmental obligations associated with former mining activities. Generally, these matters concern developing and implementing remediation plans at the various sites involved. The Company believes that the related environmental obligations associated with these sites are similar in nature with respect to the development of remediation plans, their risk profile and the compliance required to meet general environmental standards. Based upon the Company’s best estimate of its liability for these matters, $188 and $198 were accrued for such obligations at June 30, 2013 and December 31, 2012, respectively. These amounts are included in Other current liabilities and Reclamation and remediation liabilities. Depending upon the ultimate resolution of these matters, the Company believes that it is reasonably possible that the liability for these matters could be as much as 120% greater or 5% lower than the amount accrued at June 30, 2013. The amounts accrued are reviewed periodically based upon facts and circumstances available at the time. Changes in estimates are recorded in Reclamation and remediation in the period estimates are revised.

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

Hope Bay Mining Ltd.—100% Newmont Owned

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

Additional lawsuits relating to the Choropampa incident were filed against Yanacocha in the local courts of Cajamarca, Peru, in May 2002 by over 900 Peruvian citizens. A significant number of the plaintiffs in these lawsuits entered into settlement agreements with Yanacocha prior to filing such claims. In April 2008, the Peruvian Supreme Court upheld the validity of these settlement agreements, which the Company expects to result in the dismissal of all claims brought by previously settled plaintiffs. Yanacocha has also entered into settlement agreements with approximately 350 additional plaintiffs. The claims asserted by approximately 200 plaintiffs remain. In 2011, Yanacocha was served with 23 complaints alleging grounds to nullify the settlements entered into between Yanacocha and the plaintiffs. Yanacocha has answered the complaints and the court has dismissed several of the matters and the plaintiffs have filed appeals. All appeals were referred to the Civil Court of Cajamarca, which affirmed the decisions of the lower court judge. The plaintiffs have filed appeals of such orders before the Supreme Court. Some of these appeals were dismissed by the Supreme Court in favor of Yanacocha, and others are pending resolution. Yanacocha will continue to vigorously defend its position. Neither the Company nor Yanacocha can reasonably estimate the ultimate loss relating to such claims.

Administrative Actions. The Peruvian government agency responsible for environmental evaluation and inspection, Organismo Evaluacion y Fiscalizacion Ambiental (“OEFA”), conducts bi-annual reviews of the Yanacocha site. In 2011, 2012, and 2013, OEFA issued notices of alleged violations of OEFA standards to Yanacocha and Conga relating to past inspections. In April 2013, OEFA issued a finding and penalty with respect to three 2008 allegations in the amount of $.1. Total fines for all outstanding OEFA alleged violations could range from $.1 to $17.4. Yanacocha and Conga are responding to all notices of alleged violations, but cannot predict the outcome of the agency allegations.

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

Minera Penmont- 44% Newmont Owned

Newmont owns a 44% interest in the La Herradura joint venture and related gold properties (Herradura, Soledad-Dipolos and Noche Buena), which are located in the Sonora desert. La Herradura is operated by Fresnillo PLC (“Fresnillo”) through Minera Penmont S. de R.L. de C.V. (“Minera Penmont”) and Fresnillo owns the remaining 56% interest. Soledad-Dipolos commenced operations in January 2010. In 2009 five members of the El Bajio agrarian community in the state of Sonora (the “Claimants”), who claim rights over certain surface land in the proximity of the operations of Minera Penmont, lodged a legal claim with the Unitarian Agrarian Court of Hermosillo, Sonora to have Minera Penmont vacate an area of this surface land and associated claims. The land in dispute encompasses a portion of surface area where part of the operations of Dipolos, one of Minera Penmont’s three operating mines, is located as well as the processing plant for both the Dipolos mine and the Soledad mine. Minera Penmont’s mining concessions are held by way of separate title to that relating to the surface land. In September 2012, the Claimants obtained a ruling on the surface property dispute in their favor by the Mexican Supreme Court and in July 2013, a magistrate ordered Minera Penmont to vacate the property at issue, requiring cessation of production at the Dipolos operations. Minera Penmont has initiated legal proceedings to seek the expropriation of the disputed land in its favor, a process defined under Federal law in Mexico. Minera Penmont is projecting no production at the Soledad and Dipolos mines for the remainder of 2013 with an expected impact of up to 50,000 fewer ounces of production than forecasted for 2013, which translates into approximately 22,000 fewer ounces attributable to Newmont for 2013. Minera Penmont intends to defend this matter, but cannot reasonably predict the outcome.

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

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

Additionally, in September 2011, WALHI brought an administrative law claim against Indonesia’s Ministry of Environment to challenge the May 2011 renewal of PTNNT’s submarine tailings permit. PTNNT and the regional government of KSB (“KSB”) filed separate applications for intervention into the proceedings, both of which were accepted by the Administrative Court. KSB intervened on the side of WALHI, and PTNNT joined on the side of the Ministry of Environment. On April 3, 2012, the Administrative Court ruled in favor of the Ministry of Environment and PTNNT, finding that the Ministry of Environment properly renewed the permit in accordance with Indonesian law and regulations. WALHI appealed the verdict. On October 2, 2012, the High Administrative Law Court rejected WALHI’s appeal, after which WALHI filed a notice to appeal the case to the Supreme Court. On May 28, 2013, the Supreme Court of Indonesia updated its website to provide that WALHI’s appeal in this matter was rejected. The parties are still awaiting the written decision from the court. PTNNT will continue to defend its submarine tailings permit and is confident that the Ministry of Environment acted properly in renewing PTNNT’s permit.

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

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

As part of its ongoing business and operations, the Company and its affiliates are required to provide surety bonds, bank letters of credit and bank guarantees as financial support for various purposes, including environmental reclamation, exploration permitting, workers compensation programs and other general corporate purposes. At June 30, 2013 and December 31, 2012, there were $1,805 and $1,755, respectively, of outstanding letters of credit, surety bonds and bank guarantees. The surety bonds, letters of credit and bank guarantees reflect fair value as a condition of their underlying purpose and are subject to fees competitively determined in the market place. The obligations associated with these instruments are generally related to performance requirements that the Company addresses through its ongoing operations. As the specific requirements are met, the beneficiary of the associated instrument cancels and/or returns the instrument to the issuing entity. Certain of these instruments are associated with operating sites with long-lived assets and will remain outstanding until closure. Generally, bonding requirements associated with environmental regulation are becoming more restrictive. However, the Company believes it is in compliance with all applicable bonding obligations and will be able to satisfy future bonding requirements through existing or alternative means, as they arise.

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

The following discussion provides information that management believes is relevant to an assessment and understanding of the consolidated financial condition and results of operations of Newmont Mining Corporation and its subsidiaries (collectively, “Newmont,” the “Company,” “our” and “we”). We use certain non-GAAP financial performance measures in our MD&A. For a detailed description of each of the non-GAAP financial measures used in this MD&A, please see the discussion under “Non-GAAP Financial Performance Measures” beginning on page 68. References to “A$” refer to Australian currency, “C$” to Canadian currency and “NZ$” to New Zealand currency.

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

Our vision is to be the most valued and respected mining company through industry leading performance. Second quarter 2013 highlights are included below and discussed further in Results of Consolidated Operations.

Operating highlights

•	Sales of $1,993 and $4,170 for the second quarter and first half of 2013;

•

Average realized gold and copper prices of $1,386 per ounce and $2.66 per pound, respectively, for the second quarter and $1,505 per ounce and $2.86 per pound, respectively, for the first half of 2013;

•

Consolidated gold production of 1,284,000 ounces (1,167,000 attributable ounces) and 2,567,000 ounces (2,333,000 attributable ounces) for the second quarter and first half of 2013, respectively, at Costs applicable to sales of $885 and $824 per ounce, which included stockpile and leach pad write-downs of $161 and $86 per ounce, for the second quarter and first half of 2013, respectively;

•

Consolidated copper production of 52 million pounds (34 million attributable pounds) and 111 million pounds (72 million attributable pounds) for the second quarter and first half of 2013, respectively, at Costs applicable to sales of $8.53 and $5.75 per pound, which included stockpile and leach pad write-downs of $6.00 and $3.37 per pound, for the second quarter and first half of 2013, respectively;

•	Gold operating margin (see “Non-GAAP Financial Measures” on page 68) of $501 and $681 per ounce for the second quarter and first half of 2013, respectively.

Advancing our project pipeline

We remain focused on the progression of our next generation of mining projects. Approximately 40% of our 2013 capital expenditures will be allocated as development capital, including the Akyem project, the Phoenix Copper Leach project, the Turf Ventilation Shaft project and the Conga project, with the remaining 60% expected to be spent on sustaining capital. Additional capital investment is also possible at the Merian project in Suriname in 2013 pending the outcome of further dialogue with the government and project economic evaluation. We manage our wider project portfolio to maintain flexibility to address the development risks associated with our projects including permitting, local community and government support, engineering and procurement availability, technical issues, escalating costs and other associated risks that could adversely impact the timing and costs of certain opportunities.

Our opportunities in the Execution phase of development comprise a significant part of the Company’s growth strategy and include Akyem in Ghana, Phoenix Copper Leach and Turf Ventilation Shaft in Nevada and Conga in Peru, as described further below.

Akyem, Ghana. Construction activities continue to progress on schedule and on budget. Commercial production is expected in late 2013. Gold production is expected to be 350,000 to 450,000 ounces per year at Costs applicable to sales of $500 to $650 per ounce for the first five years of the mine’s operating life of approximately 16 years. Capital costs are estimated at approximately $1,000, of which $837 have been incurred at June 30, 2013. At December 31, 2012, we reported 7.4 million ounces of gold reserves at Akyem.

Phoenix Copper Leach, Nevada. The Board of Directors authorized full funding for the Phoenix Copper Leach project in April 2012. Copper production is expected to be approximately 20 million pounds per year for the first five years of production at Costs applicable to sales of $1.75 to $2.00 per pound, which are expected to be reported under the by-product method of accounting. First production is on target for fourth quarter 2013. Capital costs are expected to be $170 to $215, of which $133 have been incurred at June 30, 2013.

Turf Ventilation Shaft, Nevada. The Board of Directors authorized full funding for the Turf Vent Shaft project in April 2013. Additional ventilation supports profitable production growth from approximately 1.5 million tons of ore per year to more than 2 million tons, equating to an increase of production of approximately 100,000 to 150,000 ounces of gold per year over the 11 year mine life and lowers life of mine average mine operating costs. Capital costs are expected to be $360 to $400, of which $85 have been incurred at June 30, 2013.

Conga, Peru. Due to local political and community protests, construction and development activities at the Conga project were largely suspended in November 2011. The results of the Peruvian Central Government initiated Environmental Impact Assessment (“EIA”) independent review were announced on April 20, 2012 and confirmed our initial EIA met Peruvian and International standards. The review made recommendations to provide additional water capacity and social funds, which we have largely accepted. We announced our decision to move the project forward on a “water first” approach on June 22, 2012. Spending on the project in 2013 is anticipated to be approximately $250, focusing on building the Chailhuagon water reservoir, completing the last engineering activities, and accepting delivery of the main equipment purchases. Total property, plant and mine development was $1,586 at June 30, 2013. At December 31, 2012 we reported 6.5 million attributable ounces of gold reserves and 1,690 million attributable pounds of copper reserves at Conga. Construction of Conga and the implementation of the independent EIA review recommendations will continue provided it can be done in a safe manner with risk-adjusted returns that justify future investment. Should we be unable to continue with the current development plan at Conga, we may reprioritize and reallocate capital to development alternatives which may result in a potential accounting impairment.

We continue to advance earlier stage development assets through our project pipeline in our five operating regions. The exploration, construction and operation of these earlier stage development assets may require significant funding if they go into execution. Three of these projects are described further below:

Merian, Suriname. Feasibility study work for the Merian project began in the third quarter of 2011 and was completed in 2012, increasing our equity interest in the joint venture with Alcoa to 80%. Pending signature of the mineral agreement by the government of Suriname and Newmont and receipt of various related government of Suriname approvals, Newmont’s Board of Directors will consider authorizing full funding for the development of the project. The development of the Merian project will allow Newmont to pursue a new district with upside potential and the opportunity to grow and extend the operating life of the South American region. First production is targeted for 2016 with initial estimated gold production (on a 100% basis) of 350,000 to 450,000 ounces per year. At December 31, 2012, we reported 2.9 million attributable ounces of gold reserves at Merian.

Long Canyon, Nevada. The project is in the selection and confirmation stage of development and we continue to develop our understanding of Long Canyon and the district. We have submitted the Plan-of-Operations to the Bureau of Land Management in support of our Environmental Impact Statement (“EIS”) and continue to progress the exploration program. A total of 85 kilometers of drilling was completed in 2012 and we anticipate an additional 65 kilometers to be drilled in 2013. Our intention is to bring the project into production in 2017.

Ahafo Mill Expansion, Ghana. The project is in the Feasibility Phase of development and consists of the design and construction of additional processing capacity at the Ahafo Mine in Ghana. The objective of the project is to increase processing capacity from the current 8 million tons of ore per year to 13-17 million tons, bringing profitable production from Ahafo forward. Pending Government approval of the Environmental Impact Statement and associated project permits, Newmont will consider authorizing full funding for the development of the project sometime in 2014.

Selected Financial and Operating Results

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Sales	$1,993	$2,229	$4,170	$4,912
Income (loss) from continuing operations	$(2,305)	$371	$(1,948)	$1,045
Net income (loss)	$(2,231)	$371	$(1,874)	$974
Net income (loss) attributable to Newmont stockholders	$(2,019)	$279	$(1,704)	$769
Per common share, basic:
Income (loss) from continuing operations attributable to Newmont stockholders	$(4.21)	$0.56	$(3.58)	$1.69
Net income (loss) attributable to Newmont stockholders	$(4.06)	$0.56	$(3.43)	$1.55
Adjusted net income (loss)(1)	$(50)	$294	$304	$872
Adjusted net income (loss) per share (1)	$(0.10)	$0.59	$0.61	$1.76
Consolidated gold ounces (thousands)
Produced	1,284	1,362	2,567	2,841
Sold (2)	1,331	1,313	2,583	2,768
Consolidated copper pounds (millions)
Produced	52	60	111	117
Sold	56	46	99	104
Average price received, net:
Gold (per ounce)	$1,386	$1,598	$1,505	$1,643
Copper (per pound)	$2.66	$2.85	$2.86	$3.49
Consolidated costs applicable to sales:(3)
Gold (per ounce)	$885	$681	$824	$649
Copper (per pound)	$8.53	$2.35	$5.75	$2.14
Attributable costs applicable to sales:(1)
Gold (per ounce)	$889	$711	$837	$672
Copper (per pound)	$7.13	$2.40	$4.87	$2.17
Operating margin:(1)
Gold (per ounce)	$501	$917	$681	$994
Copper (per pound)	$(5.87)	$0.50	$(2.89)	$1.35

(1)	See “Non-GAAP Financial Measures” on page 68.
(2)	Excludes development ounces.
(3)	Excludes Amortization and Reclamation and remediation.

Consolidated Financial Results

Net income (loss) attributable to Newmont stockholders for the second quarter of 2013 was a loss of $(2,019) ($(4.06) per share) compared to income of $279 ($0.56 per share) for the second quarter of 2012. Net income (loss) attributable to Newmont stockholders for the first half of 2013 was a loss of $(1,704) ($(3.43) per share) compared to income of $769 ($1.55 per share) for the first half of 2012. Results for the second quarter of 2013 compared to the second quarter of 2012 were impacted by asset impairments of $1,497 (net of tax and minority interest) primarily related to the Boddington mine, tax valuation allowances on deferred tax assets of $535, and stockpile and leach pad write-downs of $272 (net of tax and minority interest). These asset impairments were the result of the current quarter decline in gold and copper prices as well as increasing operating costs.

Results for the second quarter of 2013 compared to the second quarter of 2012, were also impacted by lower production from Yanacocha and Batu Hijau, and lower realized gold and copper prices. Results for the first half of 2013 compared to the same period in 2012 were impacted by asset impairments noted above; as well as lower production from Nevada, Yanacocha, Batu Hijau, and Ahafo, and lower realized gold and copper prices.

Gold Sales decreased 12% in the second quarter of 2013 due to lower realized prices partially offset by higher sales volumes. Gold Sales decreased 15% in the first half of 2013 due to lower sales volume and realized prices. The following analysis summarizes consolidated gold sales:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Consolidated gold sales:
Gross before provisional pricing	$1,874	$2,111	$3,918	$4,570
Provisional pricing mark-to-market	(24)	(2)	(22)	4

Gross after provisional pricing	1,850	2,109	3,896	4,574
Treatment and refining charges	(5)	(10)	(9)	(25)

Net	$1,845	$2,099	$3,887	$4,549

Consolidated gold ounces sold (thousands):	1,331	1,313	2,583	2,768
Average realized gold price (per ounce):
Gross before provisional pricing	$1,408	$1,607	$1,517	$1,651
Provisional pricing mark-to-market	(18)	(2)	(9)	1

Gross after provisional pricing	1,390	1,605	1,508	1,652
Treatment and refining charges	(4)	(7)	(3)	(9)

Net	$1,386	$1,598	$1,505	$1,643

The change in consolidated gold sales is due to:

	Three Months Ended June 30,	Six Months Ended June 30,
	2013 vs. 2012	2013 vs. 2012
Change in consolidated ounces sold	$26	$(306)
Change in average realized gold price	(285)	(372)
Change in treatment and refining charges	5	16

	$(254)	$(662)

Copper Sales increased 14% in the second quarter of 2013 compared to the second quarter of 2012 due to higher copper pounds sold partially offset by lower realized copper prices. Copper Sales decreased 22% in the first half of 2013 compared to the same period in 2012 due to lower sales volume and lower realized prices. The following analysis summarizes consolidated copper sales:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Consolidated copper sales:
Gross before provisional pricing	$179	$160	$334	$379
Provisional pricing mark-to-market	(15)	(18)	(24)	13

Gross after provisional pricing	164	142	310	392
Treatment and refining charges	(16)	(12)	(27)	(29)

Net	$148	$130	$283	$363

Consolidated copper pounds sold (millions):	56	46	99	104
Average realized copper price (per pound):
Gross before provisional pricing	$3.22	$3.52	$3.38	$3.65
Provisional pricing mark-to-market	(0.27)	(0.40)	(0.25)	0.12

Gross after provisional pricing	2.95	3.12	3.13	3.77
Treatment and refining charges	(0.29)	(0.27)	(0.27)	(0.28)

Net	$2.66	$2.85	$2.86	$3.49

The change in consolidated copper sales is due to:

	Three Months Ended June 30,	Six Months Ended June 30,
	2013 vs. 2012	2013 vs. 2012
Change in consolidated pounds sold	$31	$(19)
Change in average realized copper price	(9)	(63)
Change in treatment and refining charges	(4)	2

	$18	$(80)

The following is a summary of consolidated gold and copper sales, net:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Gold
North America:
Nevada	$558	$571	$1,128	$1,294
La Herradura	71	93	161	186

	629	664	1,289	1,480

South America:
Yanacocha	420	614	875	1,208
Australia/New Zealand:
Boddington	249	264	578	562
Other Australia/New Zealand	332	331	724	758

	581	595	1,302	1,320

Indonesia:
Batu Hijau	15	18	26	52
Africa:
Ahafo	200	208	395	489

	1,845	2,099	3,887	4,549

Copper
Australia/New Zealand:
Boddington	49	42	114	103
Indonesia:
Batu Hijau	99	88	169	260

	148	130	283	363

	$1,993	$2,229	$4,170	$4,912

Costs applicable to sales for gold increased in the second quarter and first half of 2013 compared to the same periods in 2012 due primarily to stockpile and leach pad write-downs at Boddington, Other Australia/New Zealand, Batu Hijau, and Yanacocha as a result of lower metal price assumptions and higher mining and processing costs, as previously discussed. Costs applicable to sales for copper increased in the second quarter and first half of 2013 compared to the same periods in 2012 due to the aforementioned stockpile and leach pad write-downs at Batu Hijau and Boddington. For a complete discussion regarding variations in operations, see Results of Consolidated Operations below.

Amortization in the second quarter and first half of 2013 increased compared to the same period of 2012 due to the portion of amortization included in the cost of stockpiles and leach pads that was subject to the write-downs previously discussed, higher mine development costs, and higher asset retirement costs. We now expect Amortization to be $1,250 to $1,300 in 2013 including the impact of the stockpile and leach pad write-downs discussed above.

The following is a summary of Costs applicable to sales and Amortization:

	Costs Applicable to Sales		Amortization		Costs Applicable to Sales		Amortization
	Three Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012	2013	2012	2013	2012
Gold
North America:
Nevada	$276	$258	$60	$47	$548	$525	$119	$100
La Herradura	42	33	7	6	82	65	13	11

	318	291	67	53	630	590	132	111
South America:
Yanacocha	197	177	97	62	355	338	167	112
Australia/New Zealand:
Boddington	252	157	59	49	426	294	101	81
Other Australia/New Zealand	263	182	58	35	495	372	104	72

	515	339	117	84	921	666	205	153
Indonesia:
Batu Hijau	63	11	13	3	70	30	15	6
Africa:
Ahafo	85	76	20	16	151	172	37	40

	1,178	894	314	218	2,127	1,796	556	422
Copper
Australia/New Zealand:
Boddington	62	38	14	12	110	68	24	18
Indonesia:
Batu Hijau	413	70	81	14	460	155	90	30

	475	108	95	26	570	223	114	48
Other
Corporate and other	—	—	6	4			12	9

	—	—	6	4	—	—	12	9

	$1,653	$1,002	$415	$248	$2,697	$2,019	$682	$479

Exploration expense decreased $30 and $59 in the second quarter and first half of 2013, respectively, compared to the same periods of 2012 due to decrease in both brownfields and greenfields expenditures in all our regions. Exploration activities in a number of countries including Solomon Islands, Papua New Guinea and Cote d’Ivoire have been discontinued. We expect Exploration expense of $250 to $300 in 2013, focused primarily on our brownfields programs at Carlin, Long Canyon and Phoenix in Nevada, La Herradura in Mexico, Jundee and Tanami in Australia and Ahafo in Africa, whereas in the greenfields programs the focus will be on Nevada, Suriname-French Guiana, Andes and West Africa.

The following is a summary of Advanced projects, research and development expense:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
North America
Nevada	$2	$13	$11	$19
La Herradura	6	—	6	—
South America
Yanacocha	2	7	10	13
Conga	1	10	2	36
Other South America	—	11	—	26
Asia Pacific
Boddington	—	1	—	3
Other Australia/New Zealand	2	5	4	7
Indonesia
Batu Hijau	2	4	5	10
Africa
Ahafo	2	2	7	6
Akyem	2	2	5	4
Other Africa	2	—	2	1
Corporate and Other
Technical and project services	14	26	30	53
Corporate	11	1	16	6

	$46	$82	$98	$184

We now expect Advanced projects, research and development expenses of $300 to $350 in 2013, focused primarily on Long Canyon, underground exploration drifts in Nevada, and the start-up of Akyem in Africa.

General and administrative expense decreased by $3 and $1 for the second quarter and first half of 2013, respectively, compared to the same periods of 2012 due to lower labor costs. We now expect General and administrative expenses of $180 to $230 in 2013.

Write-downs totaled $2,261 and $2,262 for the three and six months ended June 30, 2013, respectively. The 2013 write-down was primarily due to a decrease in the Company’s long-term gold and copper price assumptions to $1,400 per ounce and $3.00 per pound, respectively, combined with rising operating costs. These factors represented significant changes in the business, requiring the Company to evaluate for impairment. For purposes of this evaluation, estimates of future cash flows of the individual reporting units were used to determine fair value. The estimated cash flows were derived from life-of-mine plans, developed using long-term pricing reflective of the current price environment and management’s projections for operating costs.

Other expense, net decreased by $49 in the second quarter of 2013 compared to the second quarter of 2012 mainly due to lower Hope Bay care and maintenance costs, regional administration expenses, and acquisition costs in 2012, partially offset by the restructuring charges. Other expense, net decreased by $70 in the first half of 2013 compared to the first half of 2012 mainly due to lower Hope Bay care and maintenance costs and regional administration expenses, partially offset by restructuring charges and higher transaction costs.

Other income, net increased by $14 in the second quarter of 2013 compared to the second quarter of 2012 due to higher foreign currency exchange gain, partially offset by lower income from developing projects. Other income, net increased by $7 in the first half of 2013 compared to the first half of 2012 due to foreign currency exchange gain and lower impairment losses of marketable securities, partially offset by lower income from developing projects, lower gain on asset sales, and by a reduction of allowance for loan receivable in 2012.

Interest expense, net increased $12 for the first half of 2013 compared to 2012 due to the issuance of the 2022 and 2042 Senior Notes and higher drawdowns on the Corporate Credit Facility in the current year. Capitalized interest increased by $6 and $12 in the second quarter and first half of 2013, respectively, compared to the same periods in 2012 due to higher development project expenditures. We now expect Interest expense, net of $225 to $275 in 2013.

Income and mining tax benefit during the second quarter of 2013 was $325, resulting in an effective tax rate of 12%. Estimated income and mining tax expense during the second quarter of 2012 was $175 for an effective tax rate of 32%. The lower effective tax rate on the loss in the second quarter of 2013 is a result of the significant decrease in pretax income resulting in a dilution to the impact of percentage depletion and an increase in our valuation allowance on certain deferred tax assets.

During the first half of 2013, the estimated income and mining tax benefit was $144, resulting in an effective tax rate of 7%. Estimated income and mining tax expense during the first half of 2012 was $518 for an effective tax rate of 33%. The lower effective tax rate on the loss in the first six months of 2013 is primarily due to the result of the significant decrease in pretax income resulting in a dilution to the impact of percentage depletion and an increase in our valuation allowance on certain deferred tax assets.

A valuation allowance is provided for those deferred tax assets for which it is more likely than not that the related benefits will not be realized. In determining the amount of the valuation allowance, we consider each quarter estimated future taxable income as well as feasible tax planning strategies in each jurisdiction to determine if the deferred tax assets are realizable. If we determine that we will not realize all or a portion of our deferred tax assets, we will place or increase a valuation allowance. Conversely, if we determine that we will ultimately be able to realize all or a portion of the related benefits for which a valuation allowance has been provided, all or a portion of the related valuation allowance will be reduced.

On the basis of available information at June 30, 2013, including the decrease in our long-term commodity price assumptions, rising operating costs and decrease in equity value, we concluded that we would not be able to realize the benefit from some of our deferred tax assets. As a result, we recorded a significant increase in our valuation allowance. This increase consists of $535 related to U.S. foreign and alternative minimum tax credits and $150 related to stockpile impairments.

The effective tax rates are different from the United States statutory rate of 35% primarily due to the above mentioned valuation allowance, Nevada and Peru mining taxes, and U.S. percentage depletion. For a complete discussion of the factors that influence our effective tax rate, see Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations in Newmont’s Annual Report on Form 10-K for the year ended December 31, 2012 filed February 22, 2013.

Due to the significant impairment recorded this quarter, we expect the 2013 consolidated tax benefit to be approximately 5% to 10%, assuming an average realized gold price of $1,400 per ounce.

Net income (loss) attributable to noncontrolling interests decreased to a net loss of $212 in the second quarter and $170 in the first half of 2013 compared to a net income of $92 in the second quarter and $205 in the first half of 2012 as a result of decreased earnings at Batu Hijau and Minera Yanacocha as well as the TMAC transaction in March 2013.

Income (loss) from discontinued operations includes a reduction in the Holt property royalty liability. During the first half of 2013 the Company recorded a benefit from discontinued operations of $74, net of tax expense of $34, related to a decline in the gold spot price and an increase in discount rates. During the first half of 2012, the Company recorded a $71 charge, net of tax benefits of $4, to reflect an increase in future expected production at the Holt property. Due to the nature of the sliding scale royalty calculation, changes in expected production and the gold price have a significant impact on the fair value of the liability.

Results of Consolidated Operations

	Gold or Copper Produced		Costs Applicable to Sales(1)		Amortization		All-In Sustaining Costs(3)
Three Months Ended June 30,	2013	2012	2013	2012	2013	2012	2013	2012
Gold	(ounces in thousands)		($ per ounce)		($ per ounce)		($ per ounce)
North America	437	437	$702	$697	$147	$125	$1,077	$1,276
South America	291	390	662	466	328	162	983	1,053
Australia / New Zealand	404	387	1,206	910	265	225	1,470	1,254
Indonesia	13	16	5,299	943	1,165	197	35,500	3,083
Africa	139	132	596	583	139	124	1,000	924

Total/Weighted-Average	1,284	1,362	$885	$681	$232	$164	$1,548	$1,265

Attributable to Newmont(2)(3)	1,167	1,182	$889	$711			$1,441	$1,298

Net Attributable to Newmont(3)			$1,029	$700

Copper	(pounds in millions)		($ per pound)		($ per pound)
Australia/New Zealand	16	18	$3.25	$2.79	$0.71	$0.82
Indonesia	36	42	11.23	2.20	2.20	0.45

Total/Weighted Average	52	60	$8.53	$2.35	$1.69	$0.56

Attributable to Newmont	34	38	$7.13	$2.40

	Gold or Copper Produced		Costs Applicable to Sales(1)		Amortization		All-In Sustaining Costs(3)
Six Months Ended June 30,	2013	2012	2013	2012	2013	2012	2013	2012
Gold	(ounces in thousands)		($ per ounce)		($ per ounce)		($ per ounce)
North America	874	926	$732	$652	$154	$121	$1,058	$1,141
South America	577	756	616	462	290	153	941	1,015
Australia/New Zealand	825	814	1,062	837	230	189	1,285	1,108
Indonesia	27	38	3,682	924	806	179	23,474	1,061
Africa	264	307	577	575	141	135	1,073	880

Total/Weighted-Average	2,567	2,841	$824	$649	$212	$151	$1,339	$1,143

Attributable to Newmont(3)(4)	2,333	2,489	$837	$672			$1,295	$1,172

Net Attributable to Newmont(3)			$896	$636

Copper	(pounds in millions)		($ per pound)		($ per pound)
Australia/New Zealand	35	32	$2.78	$2.34	$0.60	$0.60
Indonesia	76	85	7.71	2.08	1.51	0.40

Total/Weighted Average	111	117	$5.75	$2.14	$1.15	$0.46

Attributable to Newmont	72	73	$4.87	$2.17

(1)	Excludes Amortization and Reclamation and remediation.
(2)	Includes 17 and 13 attributable ounces in 2013 and 2012, respectively, from our interest in La Zanja and 14 and 5 attributable ounces in 2013 and 2012, respectively, from our interest in Duketon.
(3)	All-In Sustaining Costs, Attributable Costs applicable to sales, and Net Attributable Costs applicable to sales are non-GAAP financial measures. See page 68 for a reconciliation.
(4)	Includes 32 and 26 attributable ounces in 2013 and 2012, respectively, from our interest in La Zanja and 29 and 9 attributable ounces in 2013 and 2012, respectively, from our interest in Duketon.

Second quarter 2013 compared to 2012

Consolidated gold production decreased 6% due to lower production at Yanacocha associated with completion of several mining areas in 2012 and lower grade and recovery at Batu Hijau partially offset by slightly higher production at Australia/New Zealand and Africa. Consolidated copper production decreased 13% due to lower mill throughput at Boddington and lower throughput and grade at Batu Hijau.

Costs applicable to sales per consolidated gold ounce sold increased 30% due to stockpile and leach pad write-downs of $161 per ounce associated with lower gold prices and lower production. Costs applicable to sales per consolidated copper pound sold increased 263% due to stockpile write-downs of $6.00 per pound associated with lower copper prices.

Amortization increased 41% per consolidated gold ounce sold due to the portion of the stockpile and leach pad write-downs associated with amortization, the remaining increase can be attributed to property, plant, and equipment additions in late 2012 in North America, and lower production from Yanacocha and Batu Hijau. Amortization increased 202% per consolidated copper pound sold due to the portion of the stockpile write-downs that was associated with amortization.

First half 2013 compared to 2012

Consolidated gold production decreased 10% due lower grades at Nevada, Ahafo, Batu Hijau, lower leach recoveries at La Herradura, and lower mill and leach production from Yanacocha. Consolidated copper production decreased 5% due to processing lower grade stockpiles at Batu Hijau and lower throughput at Boddington.

Costs applicable to sales per consolidated gold ounce sold increased 27% due to stockpile and leach pad write-downs, as previously discussed, of $86 per ounce, lower production from Nevada, Yanacocha, Batu Hijau, and Ahafo partially offset by higher production at Other Australia/New Zealand. Costs applicable to sales per consolidated copper pound sold increased 169% due to stockpile write-downs, as previously discussed, of $3.37 per pound and lower production at Batu Hijau and higher costs allocated to copper at Boddington.

Amortization per consolidated gold ounce sold increased 40% due to the portion of the stockpile and leach pad write-downs that is associated with amortization, lower production from Nevada, Yanacocha, Batu Hijau, and Ahafo as well as additions to property, plant and equipment in North America late in 2012. Amortization increased 150% per consolidated copper pound sold due to the portion of the stockpile write-downs associated with amortization as well as lower production.

We now expect attributable gold production of 4.8 to 5.1 million ounces at consolidated Costs applicable to sales per ounce of $750 to $825, including the stockpile and leach pad write-downs discussed above. We now expect copper production of 150 to 170 million pounds attributable to Newmont at consolidated Costs applicable to sales per pound of $4.05 to $4.40 in 2013, including the stockpile write-downs as discussed above.

North America Operations

	Gold Ounces Produced		Costs Applicable to Sales(1)		Amortization		All-In Sustaining Costs(3)
	2013	2012	2013	2012	2013	2012	2013	2012
	(in thousands)		($ per ounce)		($ per ounce)		($ per ounce)
Three Months Ended June 30,
Nevada	383	378	$691	$718	$150	$129	$975	$1,335
La Herradura(2)	54	59	784	569	123	99	1,815	864

Total/Weighted-Average	437	437	$702	$697	$147	$125	$1,077	$1,276

Attributable to Newmont	437	437

	Gold Ounces Produced		Costs Applicable to Sales(1)		Amortization		All-In Sustaining Costs(3)
	2013	2012	2013	2012	2013	2012	2013	2012
	(in thousands)		($ per ounce)		($ per ounce)		($ per ounce)
Six Months Ended June 30,
Nevada	765	813	$730	$663	$159	$125	$1,003	$1,160
La Herradura(2)	109	113	750	574	119	97	1,404	973

Total/Weighted-Average	874	926	$732	$652	$154	$121	$1,058	$1,141

Attributable to Newmont	874	926

(1)	Excludes Amortization and Reclamation and remediation.
(2)	Our proportionate 44% share.
(3)	All-In Sustaining Costs is a non-GAAP financial measure. See page 68 for a reconciliation.

Second quarter 2013 compared to 2012

Nevada, USA. Gold production increased 1% due to new production from Emigrant as well as higher grade and throughput at Phoenix essentially offset by lower tons and grade at Midas, lower grade and recovery at Mill 5, and lower grade at Mill 6. Costs applicable to sales per ounce decreased 4% due to higher ounces sold. Amortization per ounce increased 16% due to lower grade production.

La Herradura, Mexico. Gold production decreased 8% due to lower leach recoveries. Costs applicable to sales per ounce increased 38% due to higher waste mining and lower production. Amortization per ounce increased 24% due to lower production and the purchase of equipment in late 2012.

First half 2013 compared to 2012

Nevada, USA. Gold production decreased 6% primarily due to lower grade at Twin Creeks and lower grade and recovery at Mill 6. This was partially offset by higher mill throughput and grade at Phoenix and new production at Emigrant. Costs applicable to sales per ounce increased 10% due to lower ounces sold, lower capitalized mine development costs, and lower by-product credits associated with lower metal prices. Amortization per ounce increased 27% due to lower grade production.

La Herradura, Mexico. Gold production decreased 4% due to lower leach recoveries. Costs applicable to sales per ounce increased 31% due to higher waste tons mined in combination with lower production. Amortization per ounce increased 23% due to lower production and the purchase of equipment in late 2012.

We now expect gold production in North America of 1.9 to 2.0 million ounces at Costs applicable to sales per ounce of $600 to $650 in 2013. The decrease in our production guidance is related to a pending land dispute as explained in note 26 impacting production for La Herradura in the second half of 2013.

South America Operations

	Gold Ounces Produced		Costs Applicable to Sales(1)		Amortization		All-In Sustaining Costs(2)
	2013	2012	2013	2012	2013	2012	2013	2012
	(in thousands)		($ per ounce)		($ per ounce)		($ per ounce)
Three Months Ended June 30,
Yanacocha	291	390	$662	$466	$328	$162	$966	$971

Attributable to Newmont:
Yanacocha (51.35%)	150	200
La Zanja (46.94%)	17	13

	167	213

	Gold Ounces Produced		Costs Applicable to Sales(1)		Amortization		All-In Sustaining Costs(2)
	2013	2012	2013	2012	2013	2012	2013	2012
	(in thousands)		($ per ounce)		($ per ounce)		($ per ounce)
Six Months Ended June 30,
Yanacocha	577	756	$616	$462	$290	$153	$922	$900

Attributable to Newmont:
Yanacocha (51.35%)	296	388
La Zanja (46.94%)	32	26

	328	414

(1)	Excludes Amortization and Reclamation and remediation.
(2)	All-In Sustaining Costs is a non-GAAP financial measure. See page 68 for a reconciliation.

Second quarter 2013 compared to 2012

Yanacocha, Peru. Gold production decreased 25% due to lower mill and leach production associated with the completion of mining at El Tapado in July of 2012. Costs applicable to sales per ounce increased 42% due to a leach pad write-down of $163 per ounce as a result of lower gold prices and lower by-product credits. Amortization per ounce increased 102% due to the portion of the leach pad write-down associated with amortization, lower production, and higher asset retirement costs.

First half 2013 compared to 2012

Yanacocha, Peru. Gold production decreased 24% due to lower mill and leach production associated with the completion of mining at El Tapado and smaller pits at Chaquicocha during 2012. Costs applicable to sales per ounce increased 33% due to a leach pad write-down of $92 per ounce as a result of lower gold prices, partially offset by lower workers participation expense. Amortization per ounce increased 90% due to the portion of the leach pad write-down associated with amortization, lower production, and higher asset retirement costs.

We now expect gold production in South America of approximately 550,000 to 600,000 ounces at consolidated Costs applicable to sales per ounce of $650 to $700 in 2013, including the leach pad write-down discussed above.

Australia/New Zealand

Operations

	Gold or Copper Produced		Costs Applicable to Sales(1)		Amortization		All-In Sustaining Costs(3)
Three Months Ended June 30,	2013	2012	2013	2012	2013	2012	2013	2012
Gold	(ounces in thousands)		($ per ounce)		($ per ounce)		($ per ounce)
Boddington	171	180	$1,307	$947	$308	$300	$1,534	$1,140
Other Australia/New Zealand	233	207	1,124	880	230	164	1,417	1,345

Total/Weighted-Average	404	387	$1,206	$910	$265	$225	$1,470	$1,254

Attributable to Newmont(2)	418	392

Copper	(pounds in millions)		($ per pound)		($ per pound)
Boddington	16	18	$3.25	$2.79	$0.71	$0.82

	Gold or Copper Produced		Costs Applicable to Sales(1)		Amortization		All-In Sustaining Costs(3)
Six Months Ended June 30,	2013	2012	2013	2012	2013	2012	2013	2012
Gold	(ounces in thousands)		($ per ounce)		($ per ounce)		($ per ounce)
Boddington	347	342	$1,086	$862	$258	$239	$1,224	$947
Other Australia/New Zealand	478	472	1,042	812	207	151	1,336	1,227

Total/Weighted-Average	825	814	$1,062	$837	$230	$189	$1,285	$1,108

Attributable to Newmont(2)	854	823

Copper	(pounds in millions)		($ per pound)		($ per pound)
Boddington	35	32	$2.78	$2.34	$0.60	$0.60

(1)	Excludes Amortization and Reclamation and remediation.
(2)

Includes 14 and 5 attributable ounces in the second quarter 2013 and 2012, respectively, and 29 and 9 attributable ounces in the first half of 2013 and 2012, respectively, from our interest in Duketon.

(3)	All-In Sustaining Costs is a non-GAAP financial measure. See page 68 for a reconciliation.

Second quarter 2013 compared to 2012

Boddington, Australia. Gold and copper production decreased 5% and 11%, respectively, due to lower mill throughput partially offset by higher gold mill grade. Gold Costs applicable to sales increased 38% per ounce due to a stockpile write-down of $363 per ounce as a result of lower gold prices. Copper Costs applicable to sales increased 16% per pound due to a stockpile write-down of $0.85 per pound as a result of lower copper prices.

Other Australia/New Zealand. Gold production increased 13% due to higher mill throughput at Waihi as a result of a mill shutdown in prior year quarter and higher mill throughput and ore grade from underground sources at Tanami partially offset by lower grade at Jundee and Kalgoorlie. Costs applicable to sales per ounce increased 28% due to a stockpile write-down of $200 per ounce as a result of lower gold prices, the remaining increase in cost is due to higher mining costs at Jundee. Amortization per ounce increased 40% due to the portion of the stockpile write-down that was associated with amortization.

First half 2013 compared to 2012

Boddington, Australia. Gold production increased 1% due to higher mill grade that was essentially offset by lower throughput. Copper production increased 9% due to higher mill grade. Gold Costs applicable to sales increased 26% per ounce due largely to a stockpile write-down of $178 per ounce as a result of lower gold prices and the impact of the carbon tax. Copper Costs applicable to sales increased 19% per pound due primarily to a stockpile write-down of $0.41 per pound and higher costs allocated to copper on a co-product basis. Amortization increased 8% per ounce due to the portion of the stockpile write-down that is associated with amortization.

Other Australia/New Zealand. Gold production increased 1% due to higher mill throughput at Waihi as a result of a mill shutdown in prior year coupled with higher grade, higher mill throughput at Tanami from higher underground ore availability partially offset by lower production from Kalgoorlie and Jundee. Costs applicable to sales per ounce increased 28% due to a stockpile write-down of $104 per ounce as a result of lower gold prices, the remaining increase is associated with higher mining costs at Jundee and the impact of the carbon tax partially offset by higher gold production. Amortization per ounce increased 37% mainly due to capital additions and the portion of the stockpile write-down that is associated with amortization.

We now expect attributable gold production for Australia/New Zealand to be 1.6 to 1.7 million ounces at Costs applicable to sales per ounce of $1,000 to $1,100, including the stockpile write-downs discussed above. We now expect our attributable copper production to be 70 to 80 million pounds at consolidated Costs applicable to sales per pound of $2.75 to $2.95 in 2013, including the stockpile write-downs discussed above.

Indonesia Operations

	Gold or Copper Produced		Costs Applicable to Sales(1)		Amortization		All-In Sustaining Costs(3)
Three Months Ended June 30,	2013	2012	2013	2012	2013	2012	2013	2012
Gold	(ounces in thousands)		($ per ounce)		($ per ounce)		($ per ounce)
Batu Hijau	13	16	$5,299	$943	$1,165	$197	$35,417	$3,417

Attributable to Newmont(2)	6	8

Copper	(pounds in millions)		($ per pound)		($ per pound)
Batu Hijau	36	42	$11.23	$2.20	$2.20	$0.45

Attributable to Newmont	18	20

	Gold or Copper Produced		Costs Applicable to Sales(1)		Amortization		All-In Sustaining Costs(3)
Six Months Ended June 30,	2013	2012	2013	2012	2013	2012	2013	2012
Gold	(ounces in thousands)		($ per ounce)		($ per ounce)		($ per ounce)
Batu Hijau	27	38	$3,682	$924	$806	$179	$23,579	$1,152

Attributable to Newmont(2)	13	19

Copper	(pounds in millions)		($ per pound)		($ per pound)
Batu Hijau	76	85	$7.71	$2.08	$1.51	$0.40

Attributable to Newmont	37	41

(1)	Excludes Amortization and Reclamation and remediation.
(2)	Our 48.5% economic interest.
(3)	All-In Sustaining Costs is a non-GAAP financial measure. See page 68 for a reconciliation.

Second quarter 2013 compared to 2012

Batu Hijau, Indonesia. Gold and copper production decreased 19% and 14%, respectively, due to processing lower grade stockpile ore and lower mill throughput. Total tons mined increased as Phase 6 waste removal continues as planned. Costs applicable to sales increased 462% per ounce and 410% per pound due to stockpile write-downs of $4,083 per ounce and $8.63 per pound as a result of lower gold and copper prices, respectively, and lower production. Amortization increased 491% per ounce and 389% per pound due to the portion of the stockpile and inventory write-downs associated with amortization as well as lower production.

First half 2013 compared to 2012

Batu Hijau, Indonesia. Gold and copper production decreased 29% and 11%, respectively, due to lower ore grade and lower recovery. Total tons mined increased as Phase 6 waste removal continues as planned. Costs applicable to sales increased 298% per ounce and 271% per pound due to stockpile write-downs of $2,550 per ounce and $5.32 per pound, the remaining increase is associated with lower production. Amortization increased 350% per ounce and 278% per pound due to the portion of the stockpile and inventory write-downs associated with amortization.

We now expect attributable gold production for Indonesia to be 20,000 to 30,000 ounces at Costs applicable to sales per ounce of $2,100 to $2,300, including stockpile and inventory write-downs discussed above. We now expect our attributable copper production to be 75 to 90 million pounds at consolidated Costs applicable to sales per pound of $4.70 to $5.10 in 2013, including stockpile and inventory write-downs discussed above.

Africa Operations

	Gold Ounces Produced		Costs Applicable to Sales(1)		Amortization		All-In Sustaining Costs(2)
	2013	2012	2013	2012	2013	2012	2013	2012
	(in thousands)		($ per ounce)		($ per ounce)		($ per ounce)
Three Months Ended June 30,
Ahafo	139	132	$596	$583	$139	$124	$944	$863

Attributable to Newmont	139	132	$596	$583

	Gold Ounces Produced		Costs Applicable to Sales(1)		Amortization		All-In Sustaining Costs(2)
	2013	2012	2013	2012	2013	2012	2013	2012
	(in thousands)		($ per ounce)		($ per ounce)		($ per ounce)
Six Months Ended June 30,
Ahafo	264	307	$577	$575	$141	$135	$1,019	$829

Attributable to Newmont	264	307	$577	$575

(1)	Excludes Amortization and Reclamation and remediation.
(2)	All-In Sustaining Costs is a non-GAAP financial measure. See page 68 for a reconciliation.

Second quarter 2013 compared to 2012

Ahafo, Ghana. Gold production increased 5% due to higher mill throughput and recovery, a drawdown of in-process inventory partially offset by lower grade. Costs applicable to sales per ounce increased 2% due to higher labor costs and employee transportation costs partially offset by higher production and lower diesel costs associated with shorter haul distance.

First half 2013 compared to 2012

Ahafo, Ghana. Gold production decreased 14% due to lower mill grade partially offset by higher mill recovery. Costs applicable to sales per ounce was in line with the prior year period .

We continue to expect gold production in Africa to be 625,000 to 675,000 ounces at Costs applicable to sales per ounce of $525 and $575 in 2013.

Foreign Currency Exchange Rates

Our foreign operations sell their gold and copper production based on U.S. dollar metal prices. Approximately 51% and 44% of our Costs applicable to sales were paid in local currencies during the second quarter of 2013 and 2012, respectively. Approximately 50% and 44% of our Costs applicable to sales were paid in local currencies during the first half of 2013 and 2012, respectively. Variations in the local currency exchange rates in relation to the U.S. dollar at our foreign mining operations did not have a significant impact on our Costs applicable to sales per ounce, net of hedging gains, during the second quarter and first half of 2013 compared to the same periods in 2012.

Liquidity and Capital Resources

Cash Provided from Operating Activities

Net cash provided from continuing operations was $732 in the first half of 2013, a decrease of $232 from the first half of 2012, primarily due to lower gold production and a lower average realized gold price partially offset by a net decrease in operating assets and liabilities. The decrease in net operating assets and liabilities of $307 in the first half of 2013 compared to the first half of 2012 is due to decreases in accounts receivable.

Investing Activities

Net cash used in investing activities decreased to $1,105 during the first half of 2013 compared to $1,714 during the same period of 2012, respectively. Additions to property, plant and mine development were as follows:

	Six Months Ended June 30,
	2013	2012
North America:
Nevada	$243	$370
La Herradura	64	29

	307	399

South America:
Yanacocha	89	243
Conga	161	342
Other South America	37	20

	287	605

Australia/New Zealand:
Boddington	54	52
Other Australia/New Zealand	83	137

	137	189

Indonesia:
Batu Hijau	56	61
Other Indonesia	—	8

	56	69

Africa:
Ahafo	116	108
Akyem	159	189

	275	297
Corporate and Other	7	17

Accrual basis	1,069	1,576
Decrease (increase) in accrued capital expenditures	51	2

Cash basis	$1,120	$1,578

Capital expenditures in North America during the first half of 2013 primarily related to the construction of the Phoenix Copper Leach project, the development of the Turf Vent Shaft project, surface and underground mine development and infrastructure improvements in Nevada, as well as mill expansion capital in Mexico. Capital expenditures in South America were primarily related to the Conga and Merian projects, surface mine and leach pad development and equipment purchases. The majority of capital expenditures in Australia and New Zealand were for underground mine development, tailings facility construction, mining equipment purchases and infrastructure improvements. Capital expenditures in Batu Hijau were primarily for equipment and equipment component purchases. Capital expenditures in Africa were primarily related to Akyem development and the Subika expansion project, equipment purchases and surface mine development at Ahafo. We now expect 2013 consolidated capital expenditures to be $2,200 to $2,400 ($1,900 to $2,100 attributable to Newmont).

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

Acquisitions, net. During the first half of 2013 and 2012, we paid $13 and $22 in contingent payments in accordance with the 2009 Boddington acquisition agreement.

Proceeds from the sale of marketable securities. During the first half of 2013 and 2012 we received $1 and $106 from the sale of corporate marketable debt securities.

Purchases of marketable securities. During the first half of 2013 we purchased marketable equity securities of $1 compared to $196 of corporate marketable debt securities purchased during the first half of 2012.

Proceeds from sale of other assets. During the first half of 2013, we received $49 primarily from the sale of equipment at Conga. During the first half of 2012 we received $13 primarily from the sale of land and other assets.

Financing Activities

Net cash provided from (used in) financing activities was $87 and $894 during the first half of 2013 and 2012, respectively.

Proceeds from and repayment of debt. During the first half of 2013, we received net proceeds from debt of $987 from our revolving credit facilities and other short-term debt. Proceeds from the issuance of debt were partially offset by the payments of $534 on our revolving credit facility. During the first half of 2012, we received net proceeds from debt of $3,343, including $1,246 under our revolving credit facility, $1,479 from the issuance of senior notes due in 2022 and $983 from the issuance of senior notes due in 2042. Proceeds from the issuance of debt in 2012 were partially offset by the settlement of forward starting interest rate swaps of $362, repayment of $1,285 under our revolving credit facility, $517 for repayment of the 2012 Convertible Senior Notes and $135 related to exercising the early purchase option related to the sale-leaseback of the refractory ore treatment plant in Nevada (classified as a capital lease). At June 30, 2013, $325 of the $3,000 revolving credit facility was used to secure the issuance of letters of credit, primarily supporting reclamation obligations (see “Off-Balance Sheet Arrangements” below).

Scheduled minimum debt repayments are $43 for the remainder of 2013, $558 in 2014, $11 in 2015, $11 in 2016, $1,087 in 2017 and $5,064 thereafter. We expect to be able to fund debt maturities and capital expenditures from Net cash provided by operating activities, short-term investments, existing cash balances and available credit facilities.

At June 30, 2013 and 2012, we were in compliance with all required debt covenants and other restrictions related to debt agreements.

Payment of conversion premium on debt. In February 2012, we elected to pay in cash a conversion premium of $172 upon repayment of the 2012 Convertible Senior Notes in lieu of issuing common shares.

Proceeds from stock issuance, net. We received proceeds of $2 and $15 during the first half of 2013 and 2012, respectively, from the issuance of common stock, primarily related to employee stock sales and option exercises.

Sale of noncontrolling interests. We received $32 in proceeds, net of transaction costs, during the first half of 2013 related to the TMAC transaction.

Acquisition of noncontrolling interests. In the first half of 2013, we advanced certain funds to PTPI, an unrelated noncontrolling shareholder of PTNNT, in accordance with a loan agreement. Our economic interest in PTNNT did not change as a result of these transactions.

Dividends paid to noncontrolling interests. We paid dividends of $2 and $3 to noncontrolling interests during the first half of 2013 and 2012, respectively.

Dividends paid to common stockholders. We declared regular quarterly dividends totaling $0.775 and $0.70 per common share for the six months ended June 30, 2013 and 2012, respectively. Additionally, Newmont Mining Corporation of Canada Limited, a subsidiary of the Company, declared regular quarterly dividends on its exchangeable shares totaling C$0.7914 per share through June 30, 2013 and C$0.6959 through June 30, 2012. We paid dividends of $385 and $347 to common stockholders in the first half of 2013 and 2012, respectively.

Discontinued Operations

Net operating cash used in discontinued operations was $11 and $8 in the first half of 2013 and 2012, respectively, related to payments on the Holt property royalty.

Off-Balance Sheet Arrangements

We have the following off-balance sheet arrangements: operating leases (as discussed in Note 28 to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2012, filed on February 22, 2013) and $1,805 of outstanding letters of credit, surety bonds and bank guarantees (see Note 26 to the Condensed Consolidated Financial Statements).

We also have sales agreements to sell copper and gold concentrates at market prices as follows (in thousands of tons):

	2013	2014	2015	2016	2017	Thereafter
Batu Hijau	224	544	—	—	—	—
Boddington	127	176	154	154	154	99
Nevada	50	48	41	71	—	—

	401	768	195	225	154	99

Other Liquidity Matters

At June 30, 2013, the Company had $1,248 in cash and cash equivalents, of which $1,217 was held in foreign subsidiaries and is primarily held in U.S. dollar denominated accounts with the remainder in foreign currencies readily convertible to U.S. dollars. At June 30, 2013, $464 of the consolidated cash and cash equivalents was attributable to noncontrolling interests primarily related to our Indonesian and Peruvian operations which is being held to fund those operations and development projects. At June 30, 2013, $342 in consolidated cash and cash equivalents ($218 attributable to Newmont) was held at certain foreign subsidiaries that, if repatriated may be subject to withholding taxes, which would generate foreign tax credits in the U.S. As a result, we expect that there would be minimal U.S. tax liability upon repatriation of these amounts after considering available foreign tax credits. All other amounts represent earnings that are taxed in the U.S. on a current basis due to being held in U.S. subsidiaries or non-U.S. subsidiaries that are flow-through entities for U.S. tax purposes.

We believe that our liquidity and capital resources from U.S. operations and flow-through foreign subsidiaries are adequate to fund our U.S. operations and corporate activities.

Environmental

Our mining and exploration activities are subject to various federal and state laws and regulations governing the protection of the environment. We have made, and expect to make in the future, expenditures to comply with such laws and regulations, but cannot predict the full amount of such future expenditures. At June 30, 2013 and December 31, 2012, $1,360 and $1,341, respectively, were accrued for reclamation costs relating to currently or recently producing mineral properties.

In addition, we are involved in several matters concerning environmental obligations associated with former mining activities. Based upon our best estimate of our liability for these matters, $188 and $198 were accrued for such obligations at June 30, 2013 and December 31, 2012, respectively. We spent $12 and $27 during the first half of 2013 and 2012, respectively, for environmental obligations related to the former, primarily historic, mining activities and have classified $18 as a current liability at June 30, 2013.

During the first half of 2013 and 2012, capital expenditures were approximately $40 and $86, respectively, to comply with environmental regulations. Ongoing costs to comply with environmental regulations have not been a significant component of operating costs.

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

Adjusted net income (loss)

Management of the Company uses Adjusted net income (loss) to evaluate the Company’s operating performance, and for planning and forecasting future business operations. The Company believes the use of Adjusted net income (loss) allows investors and analysts to compare results of the continuing operations of the Company and its direct and indirect subsidiaries relating to the production and sale of minerals to similar operating results of other mining companies, by excluding exceptional or unusual items. Management’s determination of the components of Adjusted net income (loss) are evaluated periodically and based, in part, on a review of non-GAAP financial measures used by mining industry analysts. Net income (loss) attributable to Newmont stockholders is reconciled to Adjusted net income (loss) as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net income (loss) attributable to Newmont stockholders	$(2,019)	$279	$(1,704)	$769
Loss (income) from discontinued operations	(74)	—	(74)	71
Impairments/asset sales, net	1,497	7	1,501	24
Tax valuation allowance	535	—	535	—
Restructuring and other	11	—	16	—
Boddington contingent consideration	—	8	—	8
TMAC transaction costs	—	—	30	—

Adjusted net income (loss)	$(50)	$294	$304	$872

Adjusted net income (loss) per share, basic	$(0.10)	$0.59	$0.61	$1.76
Adjusted net income (loss) per share, diluted	$(0.10)	$0.59	$0.61	$1.74

Net income (loss) attributable to Newmont stockholders for the three and six months ended June 30, 2013 was impacted by stockpile and leach pad write-downs of $272 and $275, respectively, net of tax and minority interest, which is not reflected in the table above.

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

The following tables reconcile these non-GAAP measures to the most directly comparable GAAP measures.

Costs applicable to sales per ounce

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Costs applicable to sales:
Consolidated per financial statements(1)	$1,178	$894	$2,127	$1,796
Noncontrolling interests(2)	(128)	(96)	(208)	(187)

Attributable to Newmont	$1,050	$798	$1,919	$1,609

Gold sold (thousand ounces):
Consolidated	1,331	1,313	2,583	2,768
Noncontrolling interests(2)	(150)	(191)	(289)	(373)

Attributable to Newmont	1,181	1,122	2,294	2,395

Costs applicable to sales per ounce:
Consolidated	$885	$681	$824	$649
Attributable to Newmont	$889	$711	$837	$672

(1)	Includes by-product credits of $48 and $88 in the second quarter and first six months of 2013, respectively and $48 and $106 in the second quarter and first six months of 2012, respectively.
(2)	Relates to partners’ interests in Batu Hijau and Yanacocha.

Costs applicable to sales per pound

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Costs applicable to sales:
Consolidated per financial statements(1)	$475	$108	$570	$223
Noncontrolling interests(2)	(213)	(36)	(237)	(80)

Attributable to Newmont	$262	$72	$333	$143

Copper sold (million pounds):
Consolidated	56	46	99	104
Noncontrolling interests(2)	(19)	(16)	(31)	(38)

Attributable to Newmont	37	30	68	66

Costs applicable to sales per pound:
Consolidated	$8.53	$2.35	$5.75	$2.14
Attributable to Newmont	$7.13	$2.40	$4.87	$2.17

(1)	Includes by-product credits of $1 and $2 in the second quarter and first six months of 2013, respectively and $2 and $5 in the second quarter and first six months of 2012, respectively.
(2)	Relates to partners’ interests in Batu Hijau.

Net attributable costs applicable to sales per ounce

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Attributable costs applicable to sales:
Gold	$1,050	$798	$1,919	$1,609
Copper	262	72	333	143

	1,312	870	2,252	1,752

Copper revenue:
Consolidated	(148)	(130)	(283)	(363)
Noncontrolling interests(1)	51	45	87	134

	(97)	(85)	(196)	(229)

Net attributable costs applicable to sales	$1,215	$785	$2,056	$1,523

Attributable gold ounces sold (thousands)	1,181	1,122	2,294	2,395
Net attributable costs applicable to sales per ounce	$1,029	$700	$896	$636

(1)	Relates to partners’ interests in Batu Hijau.

All-In Sustaining Costs

The World Gold Council (“WGC”) is a non-profit association of the world’s leading gold mining companies, established in 1987 to promote the use of gold from industry, consumers and investors. The WGC has worked with its member companies to develop a metric that expands on GAAP measures such as cost of goods sold and non-GAAP measures to provide visibility into the economics of a gold mining company regarding its expenditures, operating performance and the ability to generate cash flow from operations. Newmont is a member company of the WGC and has been working with the fellow members and the WGC to develop an all-in sustaining cash cost measure. In June 2013, WGC’s Board approved the “all-in sustaining cash-cost non-GAAP measure” as a measure to increase investor’s visibility by better defining the total costs associated with producing gold. The WGC is not a regulatory industry organization and does not have the authority to develop accounting standards or disclosure requirements.

Current GAAP-measures used in the gold industry, such as cost of goods sold, do not capture all of the expenditures incurred to discover, develop, and sustain gold production. Therefore, we believe that all-in sustaining costs and attributable all-in sustaining costs are non-GAAP measures that provide additional information to management, investors, and analysts that aid in the understanding of the economics of our operations and performance compared to other gold producers.

All-in sustaining costs amounts are intended to provide additional information only and do not have any standardized meaning prescribed by GAAP and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with GAAP. The measures are not necessarily indicative of operating profit or cash flow from operations as determined under GAAP. Other companies may calculate these measures differently as a result of differences in the underlying accounting principles and policies applied, in accounting frameworks such as International Financial Reporting Standards (“IFRS”). Differences may also arise related to a different definition of sustaining versus development capital activities based upon each company’s internal policy.

In determining All-in sustaining costs, the cost associated with producing and selling an ounce of gold is reduced by the benefit received from the sale of copper pounds. This is consistent with how we determine “Net attributable costs applicable to sales” per ounce. We determined “sustaining capital” as those capital expenditures that are necessary to maintain current production and execute the current mine plan. Capital expenditures to develop new operations or related to projects at existing operations where these projects will enhance production or reserves are considered development. All other costs related to existing operations are considered sustaining and are included in our All-in sustaining cost non-GAAP financial measure. These costs include the income statement line items Costs applicable to sales, General and administrative, Exploration, Advanced projects, research and development and Other expense, net. However, we exclude certain expenses from Other expense, net to be consistent with the adjustments made to Net income (loss) as disclosed in the Company’s non-GAAP financial measure Adjusted net income (loss), above. In addition we add in remediation costs and sustaining capital expenditures. The sum of these costs, less copper sales is divided by gold ounces sold to determine a per ounce amount. Attributable all-in sustaining costs are based on our economic interest in production from our mines. For operations where we hold less than a 100% economic share in the production, we exclude the share of gold or copper production attributable to the noncontrolling interest.

The following tables reconcile these non-GAAP measures to the most directly comparable GAAP measures:

Three Months Ended June 30, 2013	Costs Applicable to Sales(1)(2)	Remediation Costs(3)	Advanced Projects and Exploration	General and Administrative	Other Expense, Net(4)	Sustaining Capital(5)	Copper Sales	All-In Sustaining Costs	Ounces Sold (000)(6)	All-In Sustaining Costs per ounce
Nevada	$276	$4	$28	$—	$3	$78	$—	$389	399	$975
La Herradura	42	—	15	—	—	41	—	98	54	1,815
Other North America	—	—	—	—	1	—	—	1	—

North America	318	4	43	—	4	119	—	488	453	1,077

Yanacocha	197	23	10	—	23	33	—	286	296	966
Other South America	—	—	5	—	—	—	—	5	—

South America	197	23	15	—	23	33	—	291	296	983

Attributable to Newmont								152	152	1,000

Boddington	314	2	—	—	—	29	(49)	296	193	1,534
Other Australia/New Zealand	263	5	12	—	16	37	—	333	235	1,417

Australia/New Zealand	577	7	12	—	16	66	(49)	629	428	1,470

Batu Hijau	476	3	5	—	7	33	(99)	425	12	35,417
Other Indonesia	—	—	—	—	1	—	—	1	—

Indonesia	476	3	5	—	8	33	(99)	426	12	35,500

Attributable to Newmont								207	6	34,500

Ahafo	85	1	11	—	7	30	—	134	142	944
Akyem	—	—	2	—	—	—	—	2	—
Other Africa	—	—	5	—	1	—	—	6	—

Africa	85	1	18	—	8	30	—	142	142	1,000

Corporate and Other	—	—	29	54	(5)	6	—	84	—

Consolidated	$1,653	$38	$122	$54	$54	$287	$(148)	$2,060	1,331	$1,548

Attributable to Newmont(6)								$1,702	1,181	$1,441

(1)	Excludes Amortization and Reclamation and remediation.
(2)	Includes stockpile and leach pad write-downs of $48 at Yanacocha, $86 at Boddington, $47 at Other Australia/New Zealand, and $366 at Batu Hijau.
(3)	Remediation costs include operating accretion and amortization of asset retirement costs.
(4)	Other expense, net is adjusted for restructuring of $21.
(5)	Excludes capital expenditures for the following development projects: Phoenix Copper Leach, Turf Vent Shaft, Yanacocha Bio Leach, Conga, Merian, Ahafo Mill Expansion, and Akyem for 2013.
(6)	Excludes our attributable production from La Zanja and Duketon.

Three Months Ended June 30, 2012	Costs Applicable to Sales(1)	Remediation Costs(2)	Advanced Projects and Exploration	General and Administrative	Other Expense, Net(3)	Sustaining Capital(4)	Copper Sales	All-In Sustaining Costs	Ounces Sold (000)(5)	All-In Sustaining Costs per ounce
Nevada	$258	$3	$43	$—	$5	$173	$—	$482	361	$1,335
La Herradura	33	—	11	—	—	7	—	51	59	864
Other North America	—	—	1	—	2	—	—	3	—

North America	291	3	55	—	7	180	—	536	420	1,276

Yanacocha	177	9	18	—	20	145	—	369	380	971
Conga	—	—	12	—	—	—	—	12	—
Other South America	—	—	19	—	—	—	—	19	—

South America	177	9	49	—	20	145	—	400	380	1,053

Attributable to Newmont								215	194	1,108

Boddington	195	2	2	—	1	29	(42)	187	164	1,140
Other Australia/New Zealand	182	5	22	—	16	52	—	277	206	1,345

Australia/New Zealand	377	7	24	—	17	81	(42)	464	370	1,254

Batu Hijau	81	3	7	—	10	28	(88)	41	12	3,417
Other Indonesia	—	—	—	—	(4)	—	—	(4)	—

Indonesia	81	3	7	—	6	28	(88)	37	12	3,083

Attributable to Newmont								16	6	2,667

Ahafo	76	(1)	11	—	6	21	—	113	131	863
Akyem	—	—	5	—	—	—	—	5	—
Other Africa	—	—	3	—	—	—	—	3	—

Africa	76	(1)	19	—	6	21	—	121	131	924

Corporate and Other	—	—	34	57	6	6	—	103	—

Consolidated	$1,002	$21	$188	$57	$62	$461	$(130)	$1,661	1,313	$1,265

Attributable to Newmont(5)								$1,455	1,121	$1,298

(1)	Excludes Amortization and Reclamation and remediation.
(2)	Remediation costs include operating accretion and amortization of asset retirement costs.
(3)	Other expense, net is adjusted for Hope Bay care and maintenance of $52 and Boddington contingent consideration of $12.
(4)	Excludes capital expenditures for the following development projects: Phoenix Copper Leach, Turf Vent Shaft, Emigrant, Yanacocha Bio Leach, Conga, Merian, Tanami Shaft, Ahafo Mill Expansion, and Akyem for 2012.
(5)	Excludes our attributable production from La Zanja and Duketon.

Six Months Ended June 30, 2013	Costs Applicable to Sales(1)(2)	Remediation Costs(3)	Advanced Projects and Exploration	General and Administrative	Other Expense, Net(4)	Sustaining Capital(5)	Copper Sales	All-In Sustaining Costs	Ounces Sold (000)(6)	All-In Sustaining Costs per ounce
Nevada	$548	$7	$53	$—	$8	$136	$—	$752	750	$1,003
La Herradura	82	—	21	—	—	50	—	153	109	1,404
Other North America	—	—	1	—	3	—	—	4	—

North America	630	7	75	—	11	186	—	909	859	1,058

Yanacocha	355	45	23	—	37	70	—	530	575	922
Conga	—	—	1	—	(1)	—	—	—	—
Other South America	—	—	10	—	1	—	—	11	—

South America	355	45	34	—	37	70	—	541	575	941

Attributable to Newmont								283	295	959

Boddington	536	4	—	—	1	54	(114)	481	393	1,224
Other Australia/New Zealand	495	12	24	—	28	77	—	636	476	1,336

Australia/New Zealand	1,031	16	24	—	29	131	(114)	1,117	869	1,285

Batu Hijau	530	6	11	—	14	56	(169)	448	19	23,579
Other Indonesia	—	—	—	—	(2)	—	—	(2)	—

Indonesia	530	6	11	—	12	56	(169)	446	19	23,474

Attributable to Newmont								215	9	23,889

Ahafo	151	2	24	—	14	75	—	266	261	1,019
Akyem	—	—	5	—	—	—	—	5	—
Other Africa	—	—	8	—	1	—	—	9	—

Africa	151	2	37	—	15	75	—	280	261	1,073

Corporate and Other	—	—	52	110	(4)	7	—	165	—

Consolidated	$2,697	$76	$233	$110	$100	$525	$(283)	$3,458	2,583	$1,339

Attributable to Newmont(6)								$2,969	2,293	$1,295

(1)	Excludes Amortization and Reclamation and remediation.
(2)	Includes stockpile and leach pad write-downs of $53 at Yanacocha, $86 at Boddington, $50 at Other Australia/New Zealand, and $366 at Batu Hijau.
(3)	Remediation costs include operating accretion and amortization of asset retirement costs.
(4)	Other expense, net is adjusted for restructuring of $30 and TMAC transaction costs of $45.
(5)	Excludes capital expenditures for the following development projects: Phoenix Copper Leach, Turf Vent Shaft, Yanacocha Bio Leach, Conga, Merian, Ahafo Mill Expansion, and Akyem for 2013.
(6)	Excludes attributable sales from La Zanja and Duketon.

Six Months Ended June 30, 2012	Costs Applicable to Sales(1)	Remediation Costs(2)	Advanced Projects and Exploration	General and Administrative	Other Expense, Net(3)	Sustaining Capital(4)	Copper Sales	All-In Sustaining Costs	Ounces Sold (000)(5)	All-In Sustaining Costs per ounce
Nevada	$525	$6	$77	$—	$10	$303	$—	$921	794	$1,160
La Herradura	65	—	17	—	—	28	—	110	113	973
Other North America	—	—	1	—	3	—	—	4	—	—

North America	590	6	95	—	13	331	—	1,035	907	1,141

Yanacocha	338	17	35	—	35	233	—	658	731	900
Conga	—	—	39	—	—	—	—	39	—	—
Other South America	—	—	44	—	—	1	—	45	—	—

South America	338	17	118	—	35	234	—	742	731	1,015

Attributable to Newmont								403	375	1,075

Boddington	362	4	5	—	2	52	(103)	322	340	947
Other Australia/New Zealand	372	11	43	—	28	108	—	562	458	1,227

Australia/New Zealand	734	15	48	—	30	160	(103)	884	798	1,108

Batu Hijau	185	6	14	—	32	61	(260)	38	33	1,152
Other Indonesia	—	—	—	—	(3)	—	—	(3)	—	—

Indonesia	185	6	14	—	29	61	(260)	35	33	1,061

Attributable to Newmont								15	16	938

Ahafo	172	2	22	—	11	41	—	248	299	829
Akyem	—	—	9	—	—	—	—	9	—	—
Other Africa	—	—	5	—	1	—	—	6	—	—

Africa	172	2	36	—	12	41	—	263	299	880

Corporate and Other	—	—	67	111	13	15	—	206	—	—

Consolidated	$2,019	$46	$378	$111	$132	$842	$(363)	$3,165	2,768	$1,143

Attributable to Newmont(5)								$2,806	2,395	$1,172

(1)	Excludes Amortization and Reclamation and remediation.
(2)	Remediation costs include operating accretion and amortization of asset retirement costs.
(3)	Other expense, net is adjusted for Hope Bay care and maintenance of $102 and Boddington contingent consideration of $12.
(4)	Excludes capital expenditures for the following development projects: Phoenix Copper Leach, Turf Vent Shaft, Emigrant, Yanacocha Bio Leach, Conga, Merian, Tanami Shaft, Ahafo Mill Expansion, and Akyem for 2012.
(5)	Excludes our attributable production from La Zanja and Duketon.

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

	Gold
	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Average realized price per ounce	$1,386	$1,598	$1,505	$1,643
Costs applicable to sales per ounce	(885)	(681)	(824)	(649)

	$501	$917	$681	$994

	Copper
	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Average realized price per pound	$2.66	$2.85	$2.86	$3.49
Costs applicable to sales per pound	(8.53)	(2.35)	(5.75)	(2.14)

	$(5.87)	$0.50	$(2.89)	$1.35

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

Decreases in the market price of gold and copper can also significantly affect the value of our product inventory and stockpiles and it may be necessary to record a write-down to the net realizable value (“NRV”). NRV represents the estimated future sales price based on short-term and long-term metals prices, less estimated costs to complete production and bring the product to sale. The primary factors that influence the need to record write-downs of stockpiles and product inventory include short-term and long-term metals prices and costs for production inputs such as labor, fuel and energy, materials and supplies, as well as realized ore grades and recovery rates. The significant assumptions in determining the stockpile NRV for each mine site reporting unit at June 30, 2013 included production cost and capitalized expenditure assumptions unique to each operation, a long-term gold price of $1,400 per ounce, a long-term copper price of $3.00 per pound and an Australian to U.S. dollar exchange rate of $ 0.935. A 10% decrease in long term gold and copper prices at June 30, 2013, would have resulted in additional stockpiles and leach pads write-downs before tax in the range of approximately $650 to $700 before tax and minority interest.

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

Foreign Currency Exchange Risk

We had the following foreign currency derivative contracts outstanding at June 30, 2013:

	Expected Maturity Date
	2013	2014	2015	2016	2017	2018	Total Average
A$ Operating Fixed Forward Contracts:
A$ notional (millions)	656	1,117	847	564	273	44	3,501
Average rate ($/A$)	0.95	0.93	0.92	0.92	0.91	0.89	0.93
Expected hedge ratio	83%	67%	51%	33%	17%	7%
NZ$ Operating Fixed Forward Contracts:
NZ$ notional (millions)	40	50	10	—	—	—	100
Average rate ($/NZ$)	0.80	0.80	0.79	—	—	—	0.80
Expected hedge ratio	63%	41%	16%	—	—	—

The fair value of the A$ foreign currency operating derivative contracts was a net liability position of $165 at June 30, 2013 and a net asset position of $250 at December 31, 2012. The fair value of the NZ$ foreign currency derivative contracts was a liability position of $3 at June 30, 2013 and a net asset position of $2 at December 31, 2012.

Diesel Price Risk

We had the following diesel derivative contracts outstanding at June 30, 2013:

	Expected Maturity Date
	2013	2014	2015	2016	Total Average
Diesel Fixed Forward Contracts:
Diesel gallons (millions)	14	21	10	2	47
Average rate ($/gallon)	2.90	2.87	2.77	2.70	2.85
Expected hedge ratio	65%	49%	25%	7%

The fair value of the diesel derivative contracts was a liability position of $3 at June 30, 2013 and a net asset position of $1 at December 31, 2012.

Forward Starting Swaps

During 2011, we entered into forward starting interest rate swap contracts with a total notional value of $2,000. These contracts hedged movements in treasury rates related to a debt issuance that occurred in the first quarter of 2012. On March 8, 2012, we closed the sale of $2,500 senior notes consisting of 3.5% senior notes due 2022 in the principal amount of $1,500 (10-year notes), and 4.875% senior notes due 2042 in the principal amount of $1,000 (30-year notes). As a result, the forward-starting interest rate swaps were settled for $362, of which $349 represented the effective portion of the hedging instrument included in Accumulated other comprehensive income(loss). The net proceeds from the debt issuance were adjusted by the settlement amount of the swap contracts and included as a financing activity in the Condensed Consolidated Statements of Cash Flow.

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

London Metal Exchange (“LME”) copper prices averaged $3.25 per pound during the three months ended June 30, 2013, compared with the Company’s recorded average provisional price of $3.22 per pound before mark-to-market adjustments and treatment and refining charges. LME copper prices averaged $3.42 per pound during the six months ended June 30, 2013, compared with the Company’s recorded average provisional price of $3.38 per pound before mark-to-market adjustments and treatment and refining charges. During the three and six months ended June 30, 2013, changes in copper prices resulted in a provisional pricing mark-to-market loss of $15 ($0.27 per pound) and loss of $24 ($0.25 per pound), respectively. At June 30, 2013, Newmont had copper sales of 54 million pounds priced at an average of $3.07 per pound, subject to final pricing over the next several months. Each $0.10 change in the price for provisionally priced sales would have an approximate $3 effect on our net income(loss) attributable to Newmont stockholders. The LME closing settlement price at June 30, 2013 for copper was $3.06 per pound.

The average London P.M. fix for gold was $1,415 per ounce during the three months ended June 30, 2013, compared with the Company’s recorded average provisional price of $1,408 per ounce before mark-to-market adjustments and treatment and refining charges. The average London P.M. fix for gold was $1,523 per ounce during the six months ended June 30, 2013, compared to the Company’s recorded average provisional price of $1,517 per ounce before mark-to-market adjustments and treatment and refining charges. During the three and six months ended June 30, 2013, changes in gold prices resulted in a provisional pricing mark-to-market loss of $24 ($18 per ounce) and loss of $22 ($9 per ounce), respectively. At June 30, 2013, Newmont had gold sales of 88,000 ounces priced at an average of $1,192 per ounce, subject to final pricing over the next several months. Each $25 change in the price for provisionally priced gold sales would have an approximately $1 effect on our net income(loss) attributable to Newmont stockholders. The London P.M. closing settlement price at June 30, 2013 for gold was $1,192 per ounce.

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

ITEM 2.	ISSUER PURCHASES OF EQUITY SECURITIES.

	(a)		(b)	(c)	(d)
Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that may yet be Purchased under the Plans or Programs
April 1, 2013 through April 30, 2013	—		—	—	N/A
May 1, 2013 through May 31, 2013	63	(1)	32.36	—	N/A
June 1, 2013 through June 30, 2013	—		—	—	N/A

(1)	Represents shares delivered to the Company from restricted stock units held by a Company employee upon vesting for the purpose of covering the recipient’s tax withholding obligations.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES

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

NEWMONT MINING CORPORATION (Registrant)

Date: July 25, 2013	/s/ THOMAS P. MAHONEY
Thomas P. Mahoney Interim Chief Financial Officer (Principal Financial Officer)

Date: July 25, 2013	/s/ CHRISTOPHER S. HOWSON
Christopher S. Howson Vice President and Controller (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number		Description

10.1	-	2013 Executive Severance Plan of Newmont, Amended and Restated Effective June 1, 2013, filed herewith.

10.2	-	Section 16 Officer and Senior Executive Annual Incentive Compensation Program of Registrant, effective January 1, 2013, filed herewith.

10.3	-	Senior Executive Compensation Program of Registrant, Amended and Restated Effective January 1, 2013, filed herewith.

10.4	-	Strategic Stock Unit Bonus Program for Grades E-5 to E-6 of Registrant, effective January 1, 2013, filed herewith.

10.5	-	Executive Severance Release and Waiver, dated May 2, 2013, between Russell Ball and Newmont International Services Limited, filed herewith.

10.6	-	Form of Award Agreement used for Executive Officers to grant restricted stock units, pursuant to Registrant’s 2013 Stock Incentive Plan, filed herewith.

10.7	-	Form of Award Agreement used for employees grades 107-109 to grant restricted stock units, pursuant to Registrant’s 2013 Stock Incentive Plan, filed herewith.

10.8	-	Form of Award Agreement used for non-employee directors to grant director stock units pursuant to Registrant’s 2013 Stock Incentive Plan, filed herewith.

12.1	-	Computation of Ratio of Earnings to Fixed Charges, filed herewith.

31.1	-	Certification Pursuant to Rule 13A-14 or 15-D-14 of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 signed by the Principal Executive Officer, filed herewith.

31.2	-	Certification Pursuant to Rule 13A-14 or 15-D-14 of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 signed by the Chief Financial Officer, filed herewith.

32.1	-	Statement Required by 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed by the Principal Executive Officer, filed herewith. (1)

32.2	-	Statement Required by 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed by the Chief Financial Officer, filed herewith. (1)

95	-	Information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act, filed herewith.

101	-

101.INS          XBRL Instance

101.SCH         XBRL Taxonomy Extension Schema

101.CAL        XBRL Taxonomy Extension Calculation

101.LAB        XBRL Taxonomy Extension Labels

101.PRE         XBRL Taxonomy Extension Presentation

101.DEF         XBRL Taxonomy Extension Definition

(1)	This document is being furnished in accordance with SEC Release Nos. 33-8212 and 34-47551.