Form 10-Q
period 2013-09-30
NEWMONT MINING CORP /DE/
filed 2013-10-31
CIK 1164727

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2013

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company.)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b2 of the Exchange Act).    ☐  Yes    ☒  No

There were 493,059,095 shares of common stock outstanding on October 24, 2013 (and 4,811,413 exchangeable shares).

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

NEWMONT MINING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(unaudited, in millions except per share)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Sales (Note 3)	$1,983	$2,480	$6,153	$7,392
Costs and expenses
Costs applicable to sales (1) (Note 3)	1,036	1,088	3,733	3,107
Amortization	299	272	981	751
Reclamation and remediation (Note 4)	20	17	56	49
Exploration	60	115	195	309
Advanced projects, research and development	67	74	165	258
General and administrative	48	51	158	162
Write-downs (Note 5)	3	—	2,265	—
Other expense, net (Note 6)	84	131	260	377

	1,617	1,748	7,813	5,013

Other income (expense)
Other income, net (Note 7)	290	52	366	121
Interest expense, net	(76)	(67)	(211)	(190)

	214	(15)	155	(69)

Income (loss) before income and mining tax and other items	580	717	(1,505)	2,310
Income and mining tax benefit (expense) (Note 8)	(154)	(228)	(10)	(746)
Equity income (loss) of affiliates	1	(9)	(6)	(39)

Income (loss) from continuing operations	427	480	(1,521)	1,525
Income (loss) from discontinued operations (Note 9)	(21)	(33)	53	(104)

Net income (loss)	406	447	(1,468)	1,421
Net loss (income) attributable to noncontrolling interests (Note 10)	2	(80)	172	(285)

Net income (loss) attributable to Newmont stockholders	$408	$367	$(1,296)	$1,136

Net income (loss) attributable to Newmont stockholders:
Continuing operations	$429	$400	$(1,349)	$1,240
Discontinued operations	(21)	(33)	53	(104)

	$408	$367	$(1,296)	$1,136

Income (loss) per common share (Note 11)
Basic:
Continuing operations	$0.86	$0.81	$(2.72)	$2.50
Discontinued operations	(0.04)	(0.07)	0.11	(0.21)

	$0.82	$0.74	$(2.61)	$2.29

Diluted:
Continuing operations	$0.86	$0.81	$(2.72)	$2.48
Discontinued operations	(0.04)	(0.07)	0.11	(0.21)

	$0.82	$0.74	$(2.61)	$2.27

Cash dividends declared per common share	$0.25	$0.35	$1.025	$1.05

(1)	Excludes Amortization and Reclamation and remediation.

The accompanying notes are an integral part of the condensed consolidated financial statements.

NEWMONT MINING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(unaudited, in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net income (loss)	$406	$447	$(1,468)	$1,421
Other comprehensive income (loss):
Unrealized gain (loss) on marketable securities, net of $36, $62, $151 and $(67) tax benefit and (expense), respectively	(134)	184	(413)	(129)
Foreign currency translation adjustments	(6)	16	(28)	16
Change in pension and other post-retirement benefits, net of $(61), $(3), $(69) and $(7) tax benefit and (expense), respectively	113	4	124	12
Change in fair value of cash flow hedge instruments, net of $(35), $(16), $110 and $(34) tax benefit and (expense), respectively
Net change from periodic revaluations	48	55	(189)	128
Net amount reclassified to income	(4)	(24)	(39)	(83)

Net unrecognized gain (loss) on derivatives	44	31	(228)	45

Other comprehensive income (loss)	17	235	(545)	(56)

Comprehensive income (loss)	$423	$682	$(2,013)	$1,365

Comprehensive income (loss) attributable to:
Newmont stockholders	$423	$601	$(1,842)	$1,079
Noncontrolling interests	—	81	(171)	286

	$423	$682	$(2,013)	$1,365

The accompanying notes are an integral part of the condensed consolidated financial statements.

NEWMONT MINING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in millions)

	Nine Months Ended
	September 30,
	2013	2012
Operating activities:
Net income (loss)	$(1,468)	$1,421
Adjustments:
Amortization	981	751
Stock based compensation and other non-cash benefits	55	55
Reclamation and remediation	56	49
Loss (income) from discontinued operations	(53)	104
Write-downs	2,265	—
Impairment of marketable securities	52	39
Deferred income taxes	(570)	25
Gain on asset and investment sales, net	(282)	(12)
Other operating adjustments and write-downs	697	149
Net change in operating assets and liabilities (Note 24)	(558)	(1,039)

Net cash provided from continuing operations	1,175	1,542
Net cash used in discontinued operations	(14)	(12)

Net cash provided from operations	1,161	1,530

Investing activities:
Additions to property, plant and mine development	(1,528)	(2,394)
Acquisitions, net	(13)	(22)
Sale of marketable securities	588	209
Purchases of marketable securities	(1)	(209)
Proceeds from sale of other assets	55	13
Other	(38)	(48)

Net cash used in investing activities	(937)	(2,451)

Financing activities:
Proceeds from debt, net	1,262	3,343
Repayment of debt	(1,060)	(1,956)
Payment of conversion premium on debt	—	(172)
Proceeds from stock issuance, net	2	20
Sale of noncontrolling interests	32	—
Acquisition of noncontrolling interests	(13)	—
Dividends paid to noncontrolling interests	(2)	(3)
Dividends paid to common stockholders	(509)	(521)
Other	(4)	(2)

Net cash provided from financing activities	(292)	709

Effect of exchange rate changes on cash	(18)	1

Net change in cash and cash equivalents	(86)	(211)
Cash and cash equivalents at beginning of period	1,561	1,760

Cash and cash equivalents at end of period	$1,475	$1,549

The accompanying notes are an integral part of the condensed consolidated financial statements.

NEWMONT MINING CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited, in millions)

	At September 30,	At December 31,
	2013	2012
ASSETS
Cash and cash equivalents	$1,475	$1,561
Trade receivables	215	283
Accounts receivable	257	577
Investments (Note 16)	91	86
Inventories (Note 17)	793	796
Stockpiles and ore on leach pads (Note 18)	794	786
Deferred income tax assets	213	195
Other current assets (Note 19)	1,383	1,661

Current assets	5,221	5,945
Property, plant and mine development, net	16,322	18,010
Investments (Note 16)	540	1,446
Stockpiles and ore on leach pads (Note 18)	2,851	2,896
Deferred income tax assets	1,038	481
Other long-term assets (Note 19)	827	872

Total assets	$26,799	$29,650

LIABILITIES
Debt (Note 20)	$587	$10
Accounts payable	545	657
Employee-related benefits	316	339
Income and mining taxes	98	51
Other current liabilities (Note 21)	1,712	2,084

Current liabilities	3,258	3,141
Debt (Note 20)	5,949	6,288
Reclamation and remediation liabilities (Note 4)	1,479	1,457
Deferred income tax liabilities	758	858
Employee-related benefits	384	586
Other long-term liabilities (Note 21)	429	372

Total liabilities	12,257	12,702

Commitments and contingencies (Note 26)
EQUITY
Common stock	789	787
Additional paid-in capital	8,439	8,330
Accumulated other comprehensive income (loss)	(56)	490
Retained earnings	2,361	4,166

Newmont stockholders’ equity	11,533	13,773
Noncontrolling interests	3,009	3,175

Total equity	14,542	16,948

Total liabilities and equity	$26,799	$29,650

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

On March 12, 2013, Newmont completed the sale of the Hope Bay Project to TMAC Resources Inc. (“TMAC”). At September 30, 2013, Newmont held a 49.9% voting interest in TMAC and an economic interest of 70.4%. The Company has made available a $15 credit facility due June 2014. Newmont has identified TMAC as a Variable Interest Entity (“VIE”) under FASB Accounting Standards Codification (“ASC”)—Consolidation guidance. Based upon the ASC guidance for VIEs, and the ownership structure, Newmont has determined that it has a controlling financial interest in TMAC and is therefore the primary beneficiary. As such, Newmont consolidated TMAC in its consolidated financial statements. TMAC has indicated that they anticipate raising funds at an undetermined date through an initial public offering (“IPO”). Should such an IPO occur, which there can be no assurance of such offering occurring, it is expected that Newmont’s ownership will be reduced and Newmont would reevaluate whether or not it is still required to consolidate under the applicable ASC guidance.

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

Recently Issued Accounting Pronouncements

Presentation of an Unrecognized Tax Benefit

In July 2013, ASC guidance was issued related to the presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss or a tax credit carryforward exists. The updated guidance requires an entity to net its unrecognized tax benefits against the deferred tax assets for all same jurisdiction net operating loss carryforward, a similar tax loss, or tax credit carryforwards. A gross presentation will be required only if such carryforwards are not available or would not be used by the entity to settle any additional income taxes resulting from disallowance of the uncertain tax position. The update is effective prospectively for the Company’s fiscal year beginning January 1, 2014.

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

The Company is still evaluating the impact of the updated guidance on the consolidated financial position, results of operations or cash flows.

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

		Costs		Advanced
		Applicable to		Projects and	Pre-Tax
	Sales	Sales	Amortization	Exploration	Income (Loss)
Three Months Ended September 30, 2013
Nevada	$618	$251	$59	$25	$272
La Herradura	70	40	9	10	12
Other North America	—	—	—	1	(3)

North America	688	291	68	36	281

Yanacocha	346	154	87	9	55
Conga	—	—	—	15	(17)
Other South America	—	—	—	4	(4)

South America	346	154	87	28	34

Boddington:
Gold	204	152	28
Copper	42	29	5

Total	246	181	33	1	20
Other Australia/New Zealand	357	202	60	7	93

Australia/New Zealand	603	383	93	8	113

Batu Hijau:
Gold	16	11	3
Copper	136	122	24

Total	152	133	27	2	(13)
Other Indonesia	—	—	—	—	—

Indonesia	152	133	27	2	(13)

Ahafo	194	75	19	12	80
Akyem	—	—	—	2	(3)
Other Africa	—	—	—	3	(20)

Africa	194	75	19	17	57

Corporate and Other	—	—	5	36	108

Consolidated	$1,983	$1,036	$299	$127	$580

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

		Costs		Advanced
		Applicable to		Projects and	Pre-Tax
	Sales	Sales	Amortization	Exploration	Income (Loss)
Three Months Ended September 30, 2012
Nevada	$734	$292	$61	$47	$330
La Herradura	88	31	5	11	39
Other North America	—	—	—	1	(2)

North America	822	323	66	59	367

Yanacocha	585	185	83	14	254
Conga	—	—	—	9	(12)
Other South America	—	—	—	15	(10)

South America	585	185	83	38	232

Boddington:
Gold	281	155	37
Copper	60	39	7

Total	341	194	44	2	98
Other Australia/New Zealand	358	201	34	23	83

Australia/New Zealand	699	395	78	25	181

Batu Hijau:
Gold	24	17	2
Copper	146	99	21

Total	170	116	23	8	10
Other Indonesia	—	—	—	—	(1)

Indonesia	170	116	23	8	9

Ahafo	204	69	18	20	98
Akyem	—	—	—	6	(6)
Other Africa	—	—	—	3	(4)

Africa	204	69	18	29	88

Corporate and Other	—	—	4	30	(160)

Consolidated	$2,480	$1,088	$272	$189	$717

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

	Sales	Costs Applicable to Sales	Amortization	Advanced Projects and Exploration	Pre-Tax Income (Loss)	Total Assets	Capital Expenditures(1)
Nine Months Ended September 30, 2013
Nevada	$1,746	$799	$178	$78	$662	$7,954	$360
La Herradura	231	122	22	31	57	453	82
Other North America	—	—	—	2	(8)	68	1

North America	1,977	921	200	111	711	8,475	443

Yanacocha	1,221	509	254	32	337	2,958	136
Conga	—	—	—	16	(17)	1,714	184
Other South America	—	—	—	14	(16)	150	65

South America	1,221	509	254	62	304	4,822	385

Boddington:
Gold	782	578	129
Copper	156	139	29

Total	938	717	158	1	(2,027)	2,265	81
Other Australia/New Zealand	1,081	697	164	31	11	1,788	123

Australia/New Zealand	2,019	1,414	322	32	(2,016)	4,053	204

Batu Hijau:
Gold	42	81	18
Copper	305	582	114

Total	347	663	132	13	(494)	3,423	82
Other Indonesia	—	—	—	—	2	3	—

Indonesia	347	663	132	13	(492)	3,426	82

Ahafo	589	226	56	36	255	1,615	139
Akyem	—	—	—	7	(10)	1,239	209
Other Africa	—	—	—	11	(31)	4	—

Africa	589	226	56	54	214	2,858	348

Corporate and Other	—	—	17	88	(226)	3,165	7

Consolidated	$6,153	$3,733	$981	$360	$(1,505)	$26,799	$1,469

(1)	Includes a decrease in accrued capital expenditures of $59; consolidated capital expenditures on a cash basis were $1,528.

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

		Costs		Advanced	Pre-Tax
	Sales	Applicable to Sales	Amortization	Projects and Exploration	Income (Loss)	Total Assets	Capital Expenditures(1)
Nine Months Ended September 30, 2012
Nevada	$2,028	$817	$161	$124	$916	$7,420	$489
La Herradura	274	96	16	28	130	388	50
Other North America	—	—	—	2	(6)	96	31

North America	2,302	913	177	154	1,040	7,904	570

Yanacocha	1,793	523	195	49	936	2,812	392
Conga	—	—	—	48	(51)	1,617	467
Other South America	—	—	—	59	(54)	82	54

South America	1,793	523	195	156	831	4,511	913

Boddington:
Gold	843	449	118
Copper	163	107	25

Total	1,006	556	143	7	278	4,678	77
Other Australia/New Zealand	1,116	573	106	66	356	2,212	226

Australia/New Zealand	2,122	1,129	249	73	634	6,890	303

Batu Hijau:
Gold	76	47	8
Copper	406	254	51

Total	482	301	59	22	42	3,662	98
Other Indonesia	—	—	—	—	2	5	—

Indonesia	482	301	59	22	44	3,667	98

Ahafo	693	241	58	42	348	1,362	176
Akyem	—	—	—	15	(16)	876	305
Other Africa	—	—	—	8	(8)	6	—

Africa	693	241	58	65	324	2,244	481

Corporate and Other	—	—	13	97	(563)	4,307	22

Consolidated	$7,392	$3,107	$751	$567	$2,310	$29,523	$2,387

(1)	Includes a decrease in accrued capital expenditures of $7; consolidated capital expenditures on a cash basis were $2,394.

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

NOTE 4 RECLAMATION AND REMEDIATION

The Company’s Reclamation and remediation expense consisted of:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Reclamation	$3	$—	$3	$—
Accretion—operating	15	14	45	41
Accretion—non-operating	2	3	8	8

	$20	$17	$56	$49

At September 30, 2013 and December 31, 2012, $1,371 and $1,341, respectively, were accrued for reclamation obligations relating to operating properties. In addition, the Company is involved in several matters concerning environmental obligations associated with former, primarily historic, mining activities. Generally, these matters concern developing and implementing remediation plans at the various sites involved. At September 30, 2013 and December 31, 2012, $181 and $198, respectively, were accrued for such obligations. These amounts are also included in Reclamation and remediation liabilities.

The following is a reconciliation of Reclamation and remediation liabilities:

	Nine Months Ended September 30,
	2013	2012
Balance at beginning of period	$1,539	$1,240
Additions, changes in estimates and other	1	106
Liabilities settled	(41)	(57)
Accretion expense	53	49

Balance at end of period	$1,552	$1,338

The current portion of Reclamation and remediation liabilities of $73 and $82 at September 30, 2013 and December 31, 2012, respectively, are included in Other current liabilities (see Note 21).

NOTE 5 WRITE-DOWNS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Property, plant and mine development
Yanacocha	$2	$—	$3	$—
Boddington	—	—	2,107	—
Other Australia/New Zealand	1	—	67	—
Batu Hijau	—	—	1	—

	3	—	2,178	—

Other long-term assets
Boddington	—	—	31	—
Other Australia/New Zealand	—	—	56	—

	—	—	87	—

	$3	$—	$2,265	$—

Write-downs totaled $3 and $2,265 for the three and nine months ended September 30, 2013, respectively. The 2013 write-downs were primarily due to a decrease in the Company’s long-term gold and copper price assumptions during the second quarter to $1,400 per ounce and $3.00 per pound, respectively, combined with rising operating costs. These factors represented significant changes in the business, requiring the Company to evaluate for impairment. For purposes of this evaluation, estimates of future cash flows of the individual reporting units were used to determine fair value. The estimated cash flows were derived from life-of-mine plans, developed using long-term pricing reflective of the current price environment and management’s projections for operating costs. Refer to Note 14 for additional information related to the fair value determination of the impairment.

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

Due to the above conditions, Goodwill was included in the Company’s impairment analysis. After-tax discounted future cash flows of reporting units with Goodwill were analyzed. Goodwill at Other Australia / New Zealand had a carrying value of $188 at December 31, 2012. As a result of this evaluation, the Company recorded an impairment of $56, resulting in a carrying value of $132 at September 30, 2013.

NOTE 6 OTHER EXPENSE, NET

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Transaction costs	$—	$—	$45	$12
Regional administration	12	22	48	72
Restructuring and other	20	48	50	48
Community development	42	18	72	69
Western Australia power plant	3	5	14	13
Hope Bay care and maintenance	—	27	(2)	129
Other	7	11	33	34

	$84	$131	$260	$377

NOTE 7 OTHER INCOME, NET

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Gain on sale of investments, net	$280	$—	$280	$—
Foreign currency exchange, net	19	(1)	56	(4)
Refinery income, net	20	20	27	27
Canadian Oil Sands	—	11	21	31
Interest	4	2	10	9
Development projects, net	1	16	9	49
Gain on asset sales, net	1	2	2	12
Reduction of allowance for loan receivable	—	—	—	21
Impairment of marketable securities	(41)	(7)	(52)	(39)
Other	6	9	13	15

	$290	$52	$366	$121

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

NOTE 8 INCOME AND MINING TAXES

During the third quarter of 2013, the Company recorded an estimated income and mining tax expense of $154, resulting in an effective tax rate of 26%. Estimated income and mining tax expense during the third quarter of 2012 was $228 for an effective tax rate of 32%. The lower effective tax rate on the income in the third quarter of 2013 is a result of tax planning related to the sale of the Canadian Oil Sands investment and the Canadian capital gains tax rate associated with the sale partially offset by a diluted benefit from percentage depletion.

During the first nine months of 2013, the estimated income and mining tax expense was $10, resulting in an effective tax rate of less than 0%. Estimated income and mining tax expense during the first nine months of 2012 was $746 for an effective tax rate of 32%. The lower effective tax rate on the loss in the first nine months of 2013 is primarily due to an increase in the Company’s valuation allowance on certain deferred tax assets partially offset by the benefit related to tax planning on the sale of the Canadian Oil Sands investment and the Canadian capital gains tax rate associated with the sale.

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

The Company’s income and mining tax expense differed from the amounts computed by applying the United States statutory corporate income tax rate for the following reasons:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2013		2012		2013		2012
Income (loss) before income and miningtax and other items		$580		$717		$(1,505)		$2,310

Tax at statutory rate	35%	$203	35%	$251	35%	$(527)	35%	$809
Reconciling items:
Percentage depletion	(1)%	(6)	(7)%	(53)	7%	(99)	(7)%	(161)
Change in valuation allowance on deferred tax assets	1%	7	3%	19	(47)%	698	3%	65
Tax planning on sale of Canadian Oil Sands and Canadian capital gains tax rate	(11)%	(61)			4%	(61)
Other	2%	11	1%	11	—%	(1)	1%	33

Income and mining tax expense (benefit)	26%	$154	32%	$228	(1)%	$10	32%	$746

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

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

At September 30, 2013, the Company’s total unrecognized tax benefit was $376 for uncertain income tax positions taken or expected to be taken on income tax returns. Of this, $33 represents the amount of unrecognized tax benefits that, if recognized, would affect the Company’s effective income tax rate.

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

NOTE 9 DISCONTINUED OPERATIONS

Discontinued operations include Holloway Mining Company, which owned the Holt-McDermott property (“Holt property”) that was sold to St. Andrew Goldfields Ltd. (“St. Andrew”) in 2006. In 2009, the Superior Court issued a decision finding Newmont Canada Corporation (“Newmont Canada”) liable for a sliding scale royalty on production from the Holt property, which was upheld in 2011 by the Ontario Court of Appeal. During the third quarter of 2013, the Company recorded a charge of $21, net of tax benefits of $10, related to an increase in the gold spot price at quarter end. The total recorded benefit for the first nine months of 2013, is $53, net of tax expense of $24, related to an overall decline in the gold spot price and an increase in discount rates. During the third quarter of 2012, the Company recorded an additional $33 charge, net of tax benefits of $2, to reflect higher gold prices offset by a decrease in future expected production at the Holt property due to new resource estimates published by St. Andrew. The total charges for the first nine months of 2012 were $104, net of tax benefits of $6.

Net operating cash used in discontinued operations of $14 and $12 in the first nine months of 2013 and 2012 respectively relates to payments on the Holt property royalty.

NOTE 10 NET INCOME (LOSS) ATTRIBUTABLE TO NONCONTROLLING INTERESTS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Minera Yanacocha	$6	$73	$89	$268
TMAC	(3)	—	(17)	—
Batu Hijau	(10)	3	(251)	11
Other	5	4	7	6

	$(2)	$80	$(172)	$285

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net income (loss) attributable to Newmont stockholders
Continuing operations	$429	$400	$(1,349)	$1,240
Discontinued operations	(21)	(33)	53	(104)

	$408	$367	$(1,296)	$1,136

Weighted average common shares (millions):
Basic	498	496	497	496
Effect of employee stock-based awards	—	1	—	1
Effect of convertible notes	—	2	—	3

Diluted	498	499	497	500

Income (loss) per common share
Basic:
Continuing operations	$0.86	$0.81	$(2.72)	$2.50
Discontinued operations	(0.04)	(0.07)	0.11	(0.21)

	$0.82	$0.74	$(2.61)	$2.29

Diluted:
Continuing operations	$0.86	$0.81	$(2.72)	$2.48
Discontinued operations	(0.04)	(0.07)	0.11	(0.21)

	$0.82	$0.74	$(2.61)	$2.27

Options to purchase 3 and 2 million shares of common stock at average exercise prices of $48 and $57 were outstanding at September 30, 2013 and 2012, respectively, but were not included in the computation of diluted weighted average common shares because their exercise prices exceeded the average price of the Company’s common stock for the respective periods presented.

Other outstanding options to purchase 1 million shares of common stock were not included in the computation of diluted weighted average common shares in the first nine months of 2013 because their effect would have been anti-dilutive.

Newmont is required to settle the principal amount of its 2014 and 2017 Convertible Senior Notes in cash and may elect to settle the remaining conversion premium (average share price in excess of the conversion price), if any, in cash, shares or a combination thereof. The effect of contingently convertible instruments on diluted earnings per share is calculated under the net share settlement method in accordance with ASC guidance. The conversion price exceeded the Company’s share price for the third quarter and first nine months of 2013, therefore no additional shares were included in the computation of diluted weighted average common shares. During the third quarter and first nine months of 2012, the Company’s share price exceeded the conversion price, resulting in additional shares included in the computation of diluted weighted average common shares.

In February 2012, the holders of the Company’s 2012 Convertible Senior Notes exercised their election to convert the notes. The Company elected to pay the $172 conversion premium with cash, and as a result no common shares were issued.

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

NOTE 12 EMPLOYEE PENSION AND OTHER BENEFIT PLANS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Pension benefit costs, net
Service cost	$9	$7	$27	$22
Interest cost	11	10	31	31
Expected return on plan assets	(12)	(11)	(37)	(33)
Amortization, net	8	6	26	20
Settlements	5	—	5	—

	$21	$12	$52	$40

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Other benefit costs, net
Service cost	$1	$1	$3	$2
Interest cost	1	1	4	4

	$2	$2	$7	$6

In September 2013, the Company approved an amendment to the terms of its Salaried Pension and Pension Equalization Plans, effective beginning July 2014. The Company announced these changes in early October, and as a result, re-measured its pension liability at September 30, 2013. The discount rate used for purposes of the re-measurement was 5.25%. The re-measurement resulted in a decrease of the pension liability of $165 ($107, net of tax).

NOTE 13 STOCK BASED COMPENSATION

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Stock options	$2	$4	$7	$11
Restricted stock units	8	8	24	19
Performance leveraged stock units	2	2	6	8
Strategic stock units	1	1	4	2

	$13	$15	$41	$40

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

	Fair Value at September 30, 2013
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$113	$113	$—	$—
Marketable equity securities:
Extractive industries	479	479	—	—
Other	4	4	—	—
Marketable debt securities:
Asset backed commercial paper	22	—	—	22
Corporate	12	—	12	—
Auction rate securities	4	—	—	4
Trade receivable from provisional copper and gold concentrate sales, net	122	122	—	—

	$756	$718	$12	$26

Liabilities:
Derivative instruments, net:
Foreign exchange forward contracts	$80	$—	$80	$—
Diesel forward contracts	1	—	1	—
Boddington contingent consideration	28	—	—	28
Holt property royalty	149	—	—	149

	$258	$—	$81	$177

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

The following table sets forth a summary of the quantitative and qualitative information related to the unobservable inputs used in the calculation of the Company’s Level 3 financial assets and liabilities for the nine months ended September 30, 2013:

Description	At September 30, 2013	Valuation technique	Unobservable input	Range/Weighted average
Auction Rate Securities	$4	Discounted cash flow	Weighted average recoverability rate	58%
Asset Backed Commercial Paper	22	Discounted cash flow	Recoverability rate	72-88%
Boddington Contingent Consideration	28	Monte Carlo	Discount rate	5%
			Long Term Gold price	$1,400
			Long Term Copper price	$3.00
Holt property royalty	149	Monte Carlo	Weighted average discount rate	5%
			Long Term Gold price	$1,400

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

The following table sets forth a summary of changes in the fair value of the Company’s Level 3 financial assets and liabilities for the nine months ended September 30, 2013:

	Auction Rate Securities	Asset Backed Commercial Paper	Total Assets	Boddington Contingent Royalty	Holt Property Royalty	Total Liabilities
Balance at beginning of period	$5	$19	$24	$41	$240	$281
Unrealized loss	(1)	—	(1)	—	—	—
Settlements	—	—	—	(13)	(15)	(28)
Revaluation	—	3	3	—	(76)	(76)

Balance at end of period	$4	$22	$26	$28	$149	$177

At September 30, 2013, assets and liabilities classified within Level 3 of the fair value hierarchy represent 3% and 69%, respectively, of total assets and liabilities measured at fair value.

During the second quarter of 2013, Newmont recorded write-downs related to Property, plant and equipment, net. (See Note 5). The estimated fair values of Property, plant and mine development, net, Goodwill and Intangible assets used in determining the second quarter impairment followed the discounted cash flow approach. The discounted cash flow model used significant unobservable inputs and is, therefore, considered within Level 3 of the fair value hierarchy.

The following table sets forth a summary of the quantitative and qualitative information related to the unobservable inputs used in the calculation of the Company’s nonrecurring Level 3 financial assets:

Description	Valuation technique	Unobservable input	Range/Weighted average
Property, plant and mine development, net	Discounted cash flow	Discount rate	4.25%
		Long Term Gold price	$1,400
		Long Term Copper price	$3.00
		Long Term Exchange rate A$/US$	0.935
Goodwill and Intangible assets	Discounted cash flow	Discount rate	3.75-4.25%
		Long Term Gold price	$1,400
		Long Term Copper price	$3.00
		Long Term Exchange rate A$/US$	0.935

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

Newmont had the following foreign currency derivative contracts outstanding at September 30, 2013:

	Expected Maturity Date
							Total/
	2013	2014	2015	2016	2017	2018	Average
A$ Operating Fixed Forward Contracts:
A$ notional (millions)	323	1,118	848	564	273	44	3,170
Average rate ($/A$)	0.95	0.93	0.92	0.92	0.91	0.89	0.93
Expected hedge ratio	87%	71%	55%	37%	18%	7%
NZ$ Operating Fixed Forward Contracts:
NZ$ notional (millions)	22	59	14	—	—	—	95
Average rate ($/NZ$)	0.80	0.80	0.77	—	—	—	0.80
Expected hedge ratio	73%	54%	16%	—	—	—

In order to reduce derivative exposure to a lower Australian dollar, in October 2013 the Company began closing out certain foreign currency contracts. As of October 25, 2013 the Company settled approximately A$2,100 in notional contracts for a net gain of approximately $46. These gains will be held in Other Comprehensive Income “OCI” as the hedged transactions, A$ denominated operating costs, are still probable of occurring over the original time period. The amount deferred in OCI will be recognized in earnings over a period of five years as the original hedge transactions occur. From time to time and depending upon business considerations and market conditions, the Company may consider closing out additional Australian dollar hedging contracts, or conversely, may enter into new Australian dollar hedging contracts.

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

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

Newmont had the following diesel derivative contracts outstanding at September 30, 2013:

	Expected Maturity Date
					Total/
	2013	2014	2015	2016	Average
Diesel Fixed Forward Contracts:
Diesel gallons (millions)	7	24	13	3	47
Average rate ($/gallon)	2.90	2.87	2.77	2.69	2.84
Expected hedge ratio	70%	62%	33%	10%

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

Derivative Instrument Fair Values

Newmont had the following derivative instruments designated as hedges at September 30, 2013 and December 31, 2012:

	Fair Value
	At September 30, 2013
	Other Current Assets	Other Long- Term Assets	Other Current Liabilities	Other Long- Term Liabilities
Foreign currency exchange contracts:
A$ operating fixed forwards	$26	$18	$42	$84
NZ$ operating fixed forwards	2	—	—	—
Diesel fixed forwards	1	—	1	1

Total derivative instruments (Notes 19 and 21)	$29	$18	$43	$85

	Fair Value
	At December 31, 2012
	Other Current Assets	Other Long- Term Assets	Other Current Liabilities	Other Long- Term Liabilities
Foreign currency exchange contracts:
A$ operating fixed forwards	$108	143	—	1
NZ$ operating fixed forwards	2	—	—	—
Diesel fixed forwards	2	1	1	1

Total derivative instruments (Notes 19 and 21)	$112	$144	$1	$2

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

The following tables show the location and amount of gains (losses) reported in the Company’s Condensed Consolidated Financial Statements related to the Company’s cash flow hedges.

	Foreign Currency		Diesel Forward		Forward Starting
	Exchange Contracts		Contracts		Swap Contracts
	2013	2012	2013	2012	2013	2012
For the three months ended September 30,
Cash flow hedging relationships:
Gain recognized in other comprehensive income (loss) (effective portion)	$77	$70	$3	$14	$—	$—
Gain (loss) reclassified from Accumulated other comprehensive income into income (loss) (effective portion) (1)	8	40	1	2	(5)	(3)
For the nine months ended September 30,
Cash flow hedging relationships:
Gain (loss) recognized in other comprehensive income (loss) (effective portion)	$(291)	$156	$(1)	$10	$—	$36
Gain (loss) reclassified from Accumulated other comprehensive income into income (loss) (effective portion) (1)	68	125	1	6	(14)	(7)
Gain reclassified from Accumulated other comprehensive income into income (loss) (ineffective portion) (2)	—	—	—	—	—	2

(1)	The gain (loss) recognized for the effective portion of cash flow hedges is included in Cost Applicable to Sales, Write-downs and Interest expense, net.
(2)	The ineffective portion recognized for cash flow hedges is included in Other income, net.

The amount to be reclassified from Accumulated other comprehensive income(loss), net of tax to income for derivative instruments during the next 12 months is a loss of approximately $22.

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

London Metal Exchange (“LME”) copper prices averaged $3.21 per pound during the three months ended September 30, 2013, compared with the Company’s recorded average provisional price of $3.16 per pound before mark-to-market adjustments and treatment and refining charges. LME copper prices averaged $3.35 per pound during the nine months ended September 30, 2013, compared with the Company’s recorded average provisional price of $3.30 per pound before mark-to-market adjustments and treatment and refining charges. During the three and nine months ended September 30, 2013, changes in copper prices resulted in a provisional pricing mark-to-market gains of $14 ($0.25 per pound) and loss of $10 ($0.06 per pound), respectively. At September 30, 2013, Newmont had copper sales of 59 million pounds priced at an average of $3.31 per pound, subject to final pricing over the next several months.

The average London P.M. fix for gold was $1,326 per ounce during the three months ended September 30, 2013, compared with the Company’s recorded average provisional price of $1,330 per ounce before mark-to-market adjustments and treatment and refining charges. The average London P.M. fix for gold was $1,456 per ounce during the nine months ended September 30, 2013, compared to the Company’s recorded average provisional price of $1,452 per ounce before mark-to-market adjustments and treatment and refining charges. During the three and nine months ended September 30, 2013, changes in gold prices resulted in a provisional pricing mark-to-market gains of $9 ($6 per ounce) and loss of $13 ($3 per ounce), respectively. At September 30, 2013, Newmont had gold sales of 50,000 ounces priced at an average of $1,327 per ounce, subject to final pricing over the next several months.

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

NOTE 16 INVESTMENTS

	At September 30, 2013
	Cost/Equity	Unrealized		Fair/Equity
	Basis	Gain	Loss	Basis
Current:
Marketable Equity Securities:
Gabriel Resources Ltd.	75	—	(33)	42
Paladin Energy Ltd.	24	—	—	24
Other	25	4	(4)	25

	$124	$4	$(37)	$91

Long-term:
Marketable Debt Securities:
Asset backed commercial paper	$23	$—	$(1)	$22
Auction rate securities	7	—	(3)	4
Corporate	13	—	(1)	12

	43	—	(5)	38

Marketable Equity Securities:
Regis Resources Ltd.	166	198	—	364
Other	30	2	(4)	28

	196	200	(4)	392

Other investments, at cost	13	—	—	13
Investment in Affiliates:
Minera La Zanja S.R.L.	81	—	—	81
Novo Resources Corp.	16	—	—	16

	$349	$200	$(9)	$540

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

	At December 31, 2012
	Cost/Equity	Unrealized		Fair/Equity
	Basis	Gain	Loss	Basis
Current:
Marketable Equity Securities:
Paladin Energy Ltd.	$60	$—	$(3)	$57
Other	17	14	(2)	29

	$77	$14	$(5)	$86

Long-term:
Marketable Debt Securities:
Asset backed commercial paper	$25	$—	$(6)	$19
Auction rate securities	7	—	(2)	5
Corporate	14	—	—	14

	46	—	(8)	38

Marketable Equity Securities:
Canadian Oil Sands Ltd.	310	318	—	628
Gabriel Resources Ltd.	78	42	—	120
Regis Resources Ltd.	166	352	—	518
Other	51	14	—	65

	605	726	—	1,331

Other investments, at cost	12	—	—	12
Investment in Affiliates:
Minera La Zanja S.R.L.	65	—	—	65

	$728	$726	$(8)	$1,446

In September 2013, the Company purchased a 35.7% share of Novo Resources Corporation (“Novo”) for approximately $16. Novo owns a majority of the Beaton’s Creek discovery with Millennium Minerals in the Pilbara region of Western Australia. The Company accounts for this ownership interest as an equity method investment.

On July 8, 2013, the Company sold its investment in Canadian Oil Sands Limited for $587, resulting in a pretax gain of $280 recorded in Other income, net.

During the three and nine months ended September 30, 2013, the Company recognized impairments for other-than-temporary declines in value of $41 and $52, respectively, for marketable equity securities, including $36 in the three and nine months related to its holdings of Paladin Energy, Ltd. During the three and nine months ended September 30, 2012, the Company recognized impairments for other-than-temporary declines in value of $7 and $39 for marketable equity securities.

The following tables present the gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by length of time that the individual securities have been in a continuous unrealized loss position:

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

	Less than 12 Months		12 Months or Greater		Total
At September 30, 2013	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Marketable equity securities	$73	$41	$—	$—	$73	$41
Asset backed commercial paper	—	—	22	1	22	1
Auction rate securities	—	—	4	3	4	3
Corporate debt securities	12	1	—	—	12	1

	$85	$42	$26	$4	$111	$46

	Less than 12 Months		12 Months or Greater		Total
At December 31, 2012	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Marketable equity securities	$79	$5	$—	$—	$79	$5
Asset backed commercial paper	—	—	19	6	19	6
Auction rate securities	—	—	5	2	5	2

	$79	$5	$24	$8	$103	$13

While the fair values of the Company’s investments in asset backed commercial paper and auction rate securities are below their respective cost, the Company views these declines as temporary. The Company intends to hold its investment in auction rate securities and asset backed commercial paper until maturity or such time that the market recovers and therefore considers these losses temporary.

NOTE 17 INVENTORIES

	At September 30,	At December 31,
	2013	2012
In-process	$102	$143
Concentrate	140	152
Precious metals	34	31
Materials, supplies and other	517	470

	$793	$796

The Company recorded write-downs of $13 and $3, classified as components of Costs applicable to sales and Amortization, respectively, for the first nine months of 2013, to reduce the carrying value of inventories to net realizable value. Of the write-downs in 2013, $1 is related to Nevada, $7 to Boddington, $1 to Other Australia/New Zealand and $7 to Batu Hijau.

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

NOTE 18 STOCKPILES AND ORE ON LEACH PADS

	At September 30,	At December 31,
	2013	2012
Current:
Stockpiles	$544	$602
Ore on leach pads	250	184

	$794	$786

Long-term:
Stockpiles	$2,602	$2,514
Ore on leach pads	249	382

	$2,851	$2,896

	At September 30,	At December 31,
	2013	2012
Stockpiles and ore on leach pads:
Nevada	$897	$699
La Herradura	70	57
Yanacocha	520	498
Boddington	375	474
Batu Hijau	1,368	1,543
Other Australia/New Zealand	125	173
Ahafo	274	235
Akyem	16	3

	$3,645	$3,682

The Company recorded write-downs of $611 and $146, classified as components of Costs applicable to sales and Amortization, respectively, for the first nine months of 2013 to reduce the carrying value of stockpiles and ore on leach pads to net realizable value. The Company recorded write-downs of $27 for the first nine months of 2012. Of the write-downs in 2013, $4 are related to Nevada, $104 to Yanacocha, $133 to Boddington, $462 to Batu Hijau, and $54 to Other Australia/New Zealand. Of the write-downs in 2012, $4 relate to Yanacocha and $23 to Other Australia/New Zealand.

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

NOTE 19 OTHER ASSETS

	At September 30,	At December 31,
	2013	2012
Other current assets:
Refinery metal inventory and receivable	$1,009	$1,183
Prepaid assets	232	213
Derivative instruments	29	112
Restricted cash	—	12
Other	113	141

	$1,383	$1,661

Other long-term assets:
Income tax receivable	$219	$76
Goodwill	132	188
Intangible assets	101	136
Restricted cash	95	90
Prepaid royalties	80	78
Debt issuance costs	65	73
Prepaid maintenance costs	31	17
Derivative instruments	18	144
Other	86	70

	$827	$872

NOTE 20 DEBT

	At September 30, 2013		At December 31, 2012
	Current	Non-Current	Current	Non-Current
2014 Convertible Senior Notes, net	$554	$—	$—	$535
2017 Convertible Senior Notes, net	—	486	—	471
2019 Senior Notes, net	—	897	—	897
2022 Senior Notes, net	—	1,490	—	1,489
2035 Senior Notes, net	—	598	—	598
2039 Senior Notes, net	—	1,088	—	1,087
2042 Senior Notes, net	—	992	—	992
Ahafo project finance facility	10	30	10	35
PTNNT revolving credit facility	—	365	—	180
Other	23	3	—	4

	$587	$5,949	$10	$6,288

Scheduled minimum debt repayments are $27 for the remainder of 2013, $565 in 2014, $11 in 2015, $11 in 2016, $857 in 2017 and $5,065 thereafter.

Corporate Letter of Credit Facility

In September 2013, the Company entered into a Letter of Credit Facility Agreement (“LC Agreement”) with BNP Paribas, New York Branch. The LC Agreement establishes a $175 letter of credit facility for a three year period to support reclamation obligations. Under the LC Agreement, the Company transferred $153 of letters of credit from the Corporate Revolving Credit Facility to the LC Agreement.

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

NOTE 21 OTHER LIABILITIES

	At September 30,	At December 31,
	2013	2012
Other current liabilities:
Refinery metal payable	$1,009	$1,183
Accrued operating costs	213	336
Accrued capital expenditures	115	172
Interest	82	74
Reclamation and remediation liabilities	73	82
Deferred income tax	66	65
Derivative instruments	43	1
Royalties	34	42
Holt property royalty	16	21
Boddington contingent consideration	—	26
Taxes other than income and mining	7	14
Other	54	68

	$1,712	$2,084

Other long-term liabilities:
Holt property royalty	$133	$219
Derivative instruments	85	2
Income and mining taxes	72	65
Power supply agreements	41	46
Boddington contingent consideration	28	15
Deferred income tax from discontinued operations	24	—
Other	46	25

	$429	$372

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

NOTE 22 CHANGES IN EQUITY

	Nine Months Ended September 30,
	2013	2012
Common stock:
At beginning of period	$787	$784
Stock based awards	2	2

At end of period	789	786

Additional paid-in capital:
At beginning of period	8,330	8,408
Conversion premium on convertible notes	—	(172)
Stock based awards	61	71
Sale of noncontrolling interests	48	—

At end of period	8,439	8,307

Accumulated other comprehensive income (loss):
At beginning of period	490	652
Other comprehensive income (loss)	(546)	(57)

At end of period	(56)	595

Retained earnings:
At beginning of period	4,166	3,052
Net income (loss) attributable to Newmont stockholders	(1,296)	1,136
Dividends paid	(509)	(521)

At end of period	2,361	3,667

Noncontrolling interests:
At beginning of period	3,175	2,875
Net income (loss) attributable to noncontrolling interests	(172)	285
Dividends paid to noncontrolling interests	(2)	—
Sale of noncontrolling interests, net	7	—
Other comprehensive income	1	1

At end of period	3,009	3,161

Total equity	$14,542	$16,516

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

NOTE 23 RECLASSIFICATIONS OUT OF ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

	Unrealized gain on marketable securities, net	Foreign currency translation adjustments	Pension and other post- retirement benefit adjustments	Changes in fair value of cash flow hedge instruments	Total
December 31, 2012	$542	$177	$(276)	$47	$490
Change in other comprehensive income (loss) before reclassifications	(219)	(29)	107	(189)	(330)
Reclassifications from accumulated other comprehensive income (loss)	(194)	—	17	(39)	(216)

Net current-period other comprehensive income (loss)	(413)	(29)	124	(228)	(546)

September 30, 2013	$129	$148	$(152)	$(181)	$(56)

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)		Affected Line Item in the Condensed Consolidated Statement of Income (Loss)
	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2013
Marketable securities adjustments:
Sale of marketable securities	$(280)	$(280)	Other income, net
Impairment of marketable securities	41	52	Other income, net

Total before tax	(239)	(228)
Tax benefit (expense)	37	34

Net of tax	$(202)	$(194)

Pension liability adjustments:
Amortization, net	$8	$26 (1)

Total before tax	8	26
Tax (expense) benefit	(3)	(9)

Net of tax	$5	$17

Hedge instruments adjustments:
Operating cash flow hedges	$(9)	$(88)	Costs applicable to sales
Capital cash flow hedges	—	1	Amortization
Capital cash flow hedges	—	18	Write-downs
Forward starting swap hedges	5	14	Interest expense, net

Total before tax	(4)	(55)
Tax benefit (expense)	—	16

Net of tax	$(4)	$(39)

Total reclassifications for the period, net of tax	$(201)	$(216)

(1)	This accumulated other comprehensive income (loss) component is included in General and administrative and costs that benefit the inventory/production process. Refer to Note 2 in the Newmont Annual Report on Form 10-K for the year ended December 31, 2012 for information on costs that benefit the inventory/production process.

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

NOTE 24 NET CHANGE IN OPERATING ASSETS AND LIABILITIES

Net cash provided from operations attributable to the net change in operating assets and liabilities is composed of the following:

	Nine Months Ended September 30,
	2013	2012
Decrease (increase) in operating assets:
Trade and accounts receivable	$255	$(7)
Inventories, stockpiles and ore on leach pads	(609)	(603)
EGR refinery assets	166	177
Other assets	(52)	(81)
Decrease in operating liabilities:
Accounts payable and other accrued liabilities	(111)	(291)
EGR refinery liabilities	(166)	(177)
Reclamation liabilities	(41)	(57)

	$(558)	$(1,039)

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

At December 31, 2012, errors were identified in the previously reported condensed consolidating financial statements resulting from incorrectly applying the provisions of Rule 3-10(e) of Regulation S-X related to the presentation of the financial information of its subsidiary guarantor, Newmont USA. In the previously reported information, the Company presented Newmont USA on a consolidated basis with its non-guarantor subsidiaries and under Rule 3-10 of Regulation S-X Newmont USA should have presented its investment in subsidiaries based upon its proportionate share of its non-guarantor subsidiaries’ net assets (similar to the equity method of accounting). In addition, the Company corrected the Newmont Mining Corporation column for investments in subsidiaries previously presented in the Eliminations column. The tables following the revised condensed consolidating financial statements illustrate the effects of the errors, which relate to the columns for Newmont Mining Corporation, Newmont USA, Other Subsidiaries and Eliminations, on previously reported condensed consolidating financial information for the three and nine months ended September 30, 2012.

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

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

	Three Months Ended September 30, 2013
					Newmont
	Newmont				Mining
	Mining	Newmont	Other		Corporation
Condensed Consolidating Statement of Income	Corporation	USA	Subsidiaries	Eliminations	Consolidated
Sales	$—	$587	$1,396	$—	$1,983
Costs and expenses
Costs applicable to sales (1)	—	229	807	—	1,036
Amortization	—	50	249	—	299
Reclamation and remediation	—	2	18	—	20
Exploration	—	10	50	—	60
Advanced projects, research and development	—	14	53	—	67
General and administrative	—	23	25	—	48
Write-downs	—	—	3	—	3
Other expense, net	—	21	63	—	84

	—	349	1,268	—	1,617

Other income (expense)
Other income, net	(12)	2	300	—	290
Interest income—intercompany	31	7	6	(44)	—
Interest expense—intercompany	(2)	—	(42)	44	—
Interest expense, net	(78)	(1)	3	—	(76)

	(61)	8	267	—	214

Income (loss) before income and mining tax and other items	(61)	246	395	—	580
Income and mining tax benefit (expense)	21	(46)	(129)	—	(154)
Equity income (loss) of affiliates	448	(92)	20	(375)	1

Income (loss) from continuing operations	408	108	286	(375)	427
Income (loss) from discontinued operations	—	—	(21)	—	(21)

Net income (loss)	408	108	265	(375)	406
Net loss (income) attributable to noncontrolling interests	—	—	(4)	6	2

Net income (loss) attributable to Newmont stockholders	$408	$108	$261	$(369)	$408

Comprehensive income (loss)	$423	$218	$173	$(391)	$423
Comprehensive loss (income) attributable to noncontrolling interests	—	—	(5)	5	—

Comprehensive income (loss) attributable to Newmont stockholders	$423	$218	$168	$(386)	$423

(1)	Excludes Amortization and Reclamation and remediation.

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

	Three Months Ended September 30, 2012
					Newmont
	Newmont				Mining
	Mining	Newmont	Other		Corporation
Condensed Consolidating Statement of Income	Corporation	USA	Subsidiaries	Eliminations	Consolidated
Sales	$—	$681	$1,799	$—	$2,480
Costs and expenses
Costs applicable to sales (1)	—	245	843	—	1,088
Amortization	—	53	219	—	272
Reclamation and remediation	—	3	14	—	17
Exploration	—	31	84	—	115
Advanced projects, research and development	—	11	63	—	74
General and administrative	—	40	11	—	51
Other expense, net	—	19	112	—	131

	—	402	1,346	—	1,748

Other income (expense)
Other income, net	—	11	41	—	52
Interest income—intercompany	46	10	(6)	(50)	—
Interest expense—intercompany	(3)	—	(47)	50	—
Interest expense, net	(67)	(3)	3	—	(67)

	(24)	18	(9)	—	(15)

Income (loss) before income and mining tax and other items	(24)	297	444	—	717
Income and mining tax benefit (expense)	8	(82)	(154)	—	(228)
Equity income (loss) of affiliates	383	(8)	40	(424)	(9)

Income (loss) from continuing operations	367	207	330	(424)	480
Income (loss) from discontinued operations	—	—	(33)	—	(33)

Net income (loss)	367	207	297	(424)	447
Net loss (income) attributable to noncontrolling interests	—	—	(103)	23	(80)

Net income (loss) attributable to Newmont stockholders	$367	$207	$194	$(401)	$367

Comprehensive income (loss)	$601	$224	$576	$(719)	$682
Comprehensive loss (income) attributable to noncontrolling interests	—	—	(104)	23	(81)

Comprehensive income (loss) attributable to Newmont stockholders	$601	$224	$472	$(696)	$601

(1)	Excludes Amortization and Reclamation and remediation.

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

	Nine Months Ended September 30, 2013
					Newmont
	Newmont				Mining
	Mining	Newmont	Other		Corporation
Condensed Consolidating Statement of Income	Corporation	USA	Subsidiaries	Eliminations	Consolidated
Sales	$—	$1,635	$4,518	$—	$6,153
Costs and expenses
Costs applicable to sales (1)	—	725	3,008	—	3,733
Amortization	—	146	835	—	981
Reclamation and remediation	—	6	50	—	56
Exploration	—	38	157	—	195
Advanced projects, research and development	—	37	128	—	165
General and administrative	—	77	81	—	158
Write-downs	—	—	2,265	—	2,265
Other expense, net	—	51	209	—	260

	—	1,080	6,733	—	7,813

Other income (expense)
Other income, net	(10)	11	365	—	366
Interest income—intercompany	113	22	16	(151)	—
Interest expense—intercompany	(8)	—	(143)	151	—
Interest expense, net	(211)	(7)	7	—	(211)

	(116)	26	245	—	155

Income (loss) before income and mining tax and other items	(116)	581	(1,970)	—	(1,505)
Income and mining tax benefit (expense)	40	(167)	117	—	(10)
Equity income (loss) of affiliates	(1,220)	(439)	(100)	1,753	(6)

Income (loss) from continuing operations	(1,296)	(25)	(1,953)	1,753	(1,521)
Income (loss) from discontinued operations	—	—	53	—	53

Net income (loss)	(1,296)	(25)	(1,900)	1,753	(1,468)
Net loss (income) attributable to noncontrolling interests	—	—	252	(80)	172

Net income (loss) attributable to Newmont stockholders	$(1,296)	$(25)	$(1,648)	$1,673	$(1,296)

Comprehensive income (loss)	$(1,842)	$77	$(2,649)	$2,401	$(2,013)
Comprehensive loss (income) attributable to noncontrolling interests	—	—	252	(81)	171

Comprehensive income (loss) attributable to Newmont stockholders	$(1,842)	$77	$(2,397)	$2,320	$(1,842)

(1)	Excludes Amortization and Reclamation and remediation.

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

	Nine Months Ended September 30, 2012
					Newmont
	Newmont				Mining
	Mining	Newmont	Other		Corporation
Condensed Consolidating Statement of Income	Corporation	USA	Subsidiaries	Eliminations	Consolidated
Sales	$—	$1,867	$5,525	$—	$7,392
Costs and expenses
Costs applicable to sales (1)	—	745	2,362	—	3,107
Amortization	—	134	617	—	751
Reclamation and remediation	—	8	41	—	49
Exploration	—	74	235	—	309
Advanced projects, research and development	—	33	225	—	258
General and administrative	—	105	57	—	162
Other expense, net	—	36	341	—	377

	—	1,135	3,878	—	5,013

Other income (expense)
Other income, net	2	23	96	—	121
Interest income—intercompany	125	24	(6)	(143)	—
Interest expense—intercompany	(11)	—	(132)	143	—
Interest expense, net	(186)	(6)	2	—	(190)

	(70)	41	(40)	—	(69)

Income (loss) before income and mining tax and other items	(70)	773	1,607	—	2,310
Income and mining tax benefit (expense)	24	(210)	(560)	—	(746)
Equity income (loss) of affiliates	1,182	362	157	(1,740)	(39)

Income (loss) from continuing operations	1,136	925	1,204	(1,740)	1,525
Income (loss) from discontinued operations	—	—	(104)	—	(104)

Net income (loss)	1,136	925	1,100	(1,740)	1,421
Net loss (income) attributable to noncontrolling interests	—	—	(373)	88	(285)

Net income (loss) attributable to Newmont stockholders	$1,136	$925	$727	$(1,652)	$1,136

Comprehensive income (loss)	$1,079	$915	$1,082	$(1,711)	$1,365
Comprehensive loss (income) attributable to noncontrolling interests	—	—	(374)	88	(286)

Comprehensive income (loss) attributable to Newmont stockholders	$1,079	$915	$708	$(1,623)	$1,079

(1)	Excludes Amortization and Reclamation and remediation.

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

	Nine Months Ended September 30, 2013
					Newmont
	Newmont				Mining
	Mining	Newmont	Other		Corporation
Condensed Consolidating Statement of Cash Flows	Corporation	USA	Subsidiaries	Eliminations	Consolidated
Operating activities:
Net income (loss)	$(1,296)	$(25)	$(1,900)	$1,753	$(1,468)
Adjustments	1,306	819	2,834	(1,758)	3,201
Net change in operating assets and liabilities	(12)	(331)	(215)	—	(558)

Net cash provided from (used in) continuing operations	(2)	463	719	(5)	1,175
Net cash used in discontinued operations	—	—	(14)	—	(14)

Net cash provided from (used in) operations	(2)	463	705	(5)	1,161

Investing activities:
Additions to property, plant and mine development	—	(330)	(1,198)	—	(1,528)
Acquisitions, net	—	—	(13)	—	(13)
Sale of marketable securities	—	—	588	—	588
Purchases of marketable securities	—	—	(1)	—	(1)
Proceeds from sale of other assets	—	—	55	—	55
Other	—	—	(38)	—	(38)

Net cash used in investing activities	—	(330)	(607)	—	(937)

Financing activities:
Proceeds from debt, net	939	—	323	—	1,262
Repayment of debt	(939)	—	(121)	—	(1,060)
Net intercompany borrowings (repayments)	509	(290)	(216)	(3)	—
Proceeds from stock issuance, net	2	—	—	—	2
Sale of noncontrolling interests	—	—	32	—	32
Acquisition of noncontrolling interests	—	—	(13)	—	(13)
Dividends paid to noncontrolling interests	—	—	(5)	3	(2)
Dividends paid to common stockholders	(509)	—	(5)	5	(509)
Other	—	—	(4)	—	(4)

Net cash provided from (used in) financing activities	2	(290)	(9)	5	(292)

Effect of exchange rate changes on cash	—	—	(18)	—	(18)

Net change in cash and cash equivalents	—	(157)	71	—	(86)
Cash and cash equivalents at beginning of period	—	342	1,219	—	1,561

Cash and cash equivalents at end of period	$—	$185	$1,290	$—	$1,475

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

	Nine Months Ended September 30, 2012
Condensed Consolidating Statement of Cash Flows	Newmont Mining Corporation	Newmont USA	Other Subsidiaries	Eliminations	Newmont Mining Corporation Consolidated
Operating activities:
Net income (loss)	$1,136	$925	$1,100	$(1,740)	$1,421
Adjustments	(1,131)	(125)	681	1,735	1,160
Net change in operating assets and liabilities	163	(410)	(792)	—	(1,039)

Net cash provided from (used in) continuing operations	168	390	989	(5)	1,542
Net cash used in discontinued operations	—	—	(12)	—	(12)

Net cash provided from (used in) operations	168	390	977	(5)	1,530

Investing activities:
Additions to property, plant and mine development	—	(469)	(1,925)	—	(2,394)
Acquisitions, net	—	—	(22)	—	(22)
Sale of marketable securities	—	209	—	—	209
Purchases of marketable securities	—	(209)	—	—	(209)
Proceeds from sale of other assets	—	—	13	—	13
Other	—	—	(48)	—	(48)

Net cash used in investing activities	—	(469)	(1,982)	—	(2,451)

Financing activities:
Proceeds from debt, net	3,345	—	(2)	—	3,343
Repayment of debt	(1,802)	(150)	(4)	—	(1,956)
Payment of conversion premium on debt	(172)	—	—	—	(172)
Net intercompany borrowings (repayments)	(1,038)	475	567	(4)	—
Proceeds from stock issuance, net	20	—	—	—	20
Dividends paid to noncontrolling interests	—	—	(7)	4	(3)
Dividends paid to common stockholders	(521)	—	(5)	5	(521)
Other	—	(1)	(1)	—	(2)

Net cash provided from (used in) financing activities	(168)	324	548	5	709

Effect of exchange rate changes on cash	—	—	1	—	1

Net change in cash and cash equivalents	—	245	(456)	—	(211)
Cash and cash equivalents at beginning of period	—	10	1,750	—	1,760

Cash and cash equivalents at end of period	$—	$255	$1,294	$—	$1,549

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

	At September 30, 2013
					Newmont
	Newmont				Mining
	Mining	Newmont	Other		Corporation
Condensed Consolidating Balance Sheet	Corporation	USA	Subsidiaries	Eliminations	Consolidated
Assets
Cash and cash equivalents	$—	$185	$1,290	$—	$1,475
Trade receivables	—	87	128	—	215
Accounts receivable	18	3	236	—	257
Intercompany receivable	1,291	6,718	3,117	(11,126)	—
Investments	24	1	66	—	91
Inventories	—	156	637	—	793
Stockpiles and ore on leach pads	—	389	405	—	794
Deferred income tax assets	3	145	65	—	213
Other current assets	—	88	1,295	—	1,383

Current assets	1,336	7,772	7,239	(11,126)	5,221
Property, plant and mine development, net	—	3,025	13,340	(43)	16,322
Investments	—	7	533	—	540
Investments in subsidiaries	15,313	5,051	3,051	(23,415)	—
Stockpiles and ore on leach pads	—	503	2,348	—	2,851
Deferred income tax assets	1,162	266	823	(1,213)	1,038
Long-term intercompany receivable	3,197	53	350	(3,600)	—
Other long-term assets	46	187	594	—	827

Total assets	$21,054	$16,864	$28,278	$(39,397)	$26,799

Liabilities
Debt	$554	$—	$33	$—	$587
Accounts payable	—	69	476	—	545
Intercompany payable	3,251	5,741	2,134	(11,126)	—
Employee-related benefits	—	150	166	—	316
Income and mining taxes	—	22	76	—	98
Other current liabilities	79	156	1,477	—	1,712

Current liabilities	3,884	6,138	4,362	(11,126)	3,258
Debt	5,550	1	398	—	5,949
Reclamation and remediation liabilities	—	186	1,293	—	1,479
Deferred income tax liabilities	—	35	1,936	(1,213)	758
Employee-related benefits	6	201	177	—	384
Long-term intercompany payable	172	—	3,471	(3,643)	—
Other long-term liabilities	—	21	408	—	429

Total liabilities	9,612	6,582	12,045	(15,982)	12,257

Equity
Newmont stockholders’ equity	11,442	10,282	11,414	(21,605)	11,533
Noncontrolling interests	—	—	4,819	(1,810)	3,009

Total equity	11,442	10,282	16,233	(23,415)	14,542

Total liabilities and equity	$21,054	$16,864	$28,278	$(39,397)	$26,799

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

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

	For Three Months Ended September, 2012
	Newmont USA				Other Subsidiaries				Eliminations
Condensed Consolidating Statement of Income	As Previously Presented	Change	Subsidiary Merger	As Currently Presented	As Previously Presented	Change	Subsidiary Merger	As Currently Presented	As Previously Presented	Change	Subsidiary Merger	As Currently Presented
Sales	$1,577	$(955)	$59	$681	$903	$955	$(59)	$1,799	$—	$—	$—	$—
Costs and expenses
Costs applicable to sales	623	(391)	13	245	465	391	(13)	843	—	—	—	—
Amortization	174	(128)	7	53	98	128	(7)	219	—	—	—	—
Reclamation and remediation	12	(10)	1	3	5	10	(1)	14	—	—	—	—
Exploration	72	(48)	7	31	43	48	(7)	84	—	—	—	—
Advanced projects, research and development	55	(46)	2	11	20	45	(2)	63	(1)	1	—	—
General and administrative	52	(12)	—	40	(1)	12	—	11	—	—	—	—
Other expense, net	72	(55)	2	19	58	56	(2)	112	1	(1)	—	—

	1,060	(690)	32	402	688	690	(32)	1,346	—	—	—	—

Other income (expense)
Other income, net	16	(5)	—	11	37	4	—	41	—	—	—	—
Interest income—intercompany	4	6	—	10	—	(6)	—	(6)	(50)	—	—	(50)
Interest expense—intercompany	—	—	—	—	(47)	—	—	(47)	50	—	—	50
Interest expense, net	(7)	4	—	(3)	6	(3)	—	3	—	—	—	—

	13	5	—	18	(4)	(5)	—	(9)	—	—	—	—

Income (loss) before income and mining tax and other items	530	(260)	27	297	211	260	(27)	444	—	—	—	—
Income and mining tax benefit (expense)	(245)	163	—	(82)	9	(163)	—	(154)	—	—	—	—
Equity income (loss) of affiliates	(6)	25	(27)	(8)	40	—	—	40	(426)	(25)	27	(424)

Income (loss) from continuing operations	279	(72)	—	207	260	97	(27)	330	(426)	(25)	27	(424)
Income (loss) from discontinued operations	2	(2)	—	—	(35)	2	—	(33)	—	—	—	—

Net income (loss)	281	(74)	—	207	225	99	(27)	297	(426)	(25)	27	(424)
Net loss (income) attributable to noncontrolling interests	(74)	74	—	—	(29)	(74)	—	(103)	23	—	—	23

Net income (loss) attributable to Newmont stockholders	$207	$—	$—	$207	$196	$25	$(27)	$194	$(403)	$(25)	$27	$(401)

Comprehensive income (loss)	$299	$(75)	$—	$224	$497	$106	$(27)	$576	$(715)	$(31)	$27	$(719)
Comprehensive loss (income) attributable to noncontrolling interests	(75)	75	—	—	(29)	(75)	—	(104)	23	—	—	23

Comprehensive income (loss) attributable to Newmont stockholders	$224	$—	$—	$224	$468	$31	$(27)	$472	$(692)	$(31)	$27	$(696)

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

	For Nine Months Ended September 30, 2012
	Newmont USA				Other Subsidiaries				Eliminations
Condensed Consolidating Statement of Income	As Previously Presented	Change	Subsidiary Merger	As Currently Presented	As Previously Presented	Change	Subsidiary Merger	As Currently Presented	As Previously Presented	Change	Subsidiary Merger	As Currently Presented
Sales	$4,577	$(2,906)	$196	$1,867	$2,815	$2,906	$(196)	$5,525	$—	$—	$—	$—
Costs and expenses
Costs applicable to sales	1,736	(1,016)	25	745	1,371	1,016	(25)	2,362	—	—	—	—
Amortization	439	(325)	20	134	312	325	(20)	617	—	—	—	—
Reclamation and remediation	35	(30)	3	8	14	30	(3)	41	—	—	—	—
Exploration	196	(134)	12	74	113	134	(12)	235	—	—	—	—
Advanced projects, research and development	207	(178)	4	33	51	178	(4)	225	—	—	—	—
General and administrative	160	(55)	—	105	2	55	—	57	—	—	—	—
Other expense, net	139	(105)	2	36	238	105	(2)	341	—	—	—	—

	2,912	(1,843)	66	1,135	2,101	1,843	(66)	3,878	—	—	—	—

Other income (expense)
Other income, net	41	(18)	—	23	78	18	—	96	—	—	—	—
Interest income—intercompany	7	17	—	24	11	(17)	—	(6)	(143)	—	—	(143)
Interest expense—intercompany	(1)	1	—	—	(131)	(1)	—	(132)	143	—	—	143
Interest expense, net	(19)	13	—	(6)	15	(13)	—	2	—	—	—	—

	28	13	—	41	(27)	(13)	—	(40)	—	—	—	—

Income (loss) before income and mining tax and other items	1,693	(1,050)	130	773	687	1,050	(130)	1,607	—	—	—	—
Income and mining tax benefit (expense)	(474)	264	—	(210)	(296)	(264)	—	(560)	—	—	—	—
Equity income (loss) of affiliates	(19)	511	(130)	362	157	—	—	157	(1,359)	(511)	130	(1,740)

Income (loss) from continuing operations	1,200	(275)	—	925	548	786	(130)	1,204	(1,359)	(511)	130	(1,740)
Income (loss) from discontinued operations	6	(6)	—	—	(110)	6	—	(104)	—	—	—	—

Net income (loss)	1,206	(281)	—	925	438	792	(130)	1,100	(1,359)	(511)	130	(1,740)
Net loss (income) attributable to noncontrolling interests	(281)	281	—	—	(92)	(281)	—	(373)	88	—	—	88

Net income (loss) attributable to Newmont stockholders	$925	$—	$—	$925	$346	$511	$(130)	$727	$(1,271)	$(511)	$130	$(1,652)

Comprehensive income (loss)	$1,197	$(282)	$—	$915	$446	$766	$(130)	$1,082	$(1,357)	$(484)	$130	$(1,711)
Comprehensive loss (income) attributable to noncontrolling interests	(282)	282	—	—	(92)	(282)	—	(374)	88	—	—	88
Comprehensive income (loss) attributable to

Newmont stockholders	$915	$—	$—	$915	$354	$484	$(130)	$708	$(1,269)	$(484)	$130	$(1,623)

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

	At September 30, 2012
	Newmont Mining Corporation			Newmont USA				Other Subsidiaries				Eliminations
Condensed Consolidating Statement of Cash Flows	As Previously Presented	Change	As Revised	As Previously Presented	Change	Subsidiary Merger	As Revised	As Previously Presented	Change	Subsidiary Merger	As Revised	As Previously Presented	Change	Subsidiary Merger	As Revised
Operating activities:
Net income (loss)	$1,136	$—	$1,136	$1,206	$(281)	$—	$925	$438	$791	$(129)	$1,100	$(1,359)	$(510)	$129	$(1,740)
Adjustments	51	(1,182)	(1,131)	530	(806)	151	(125)	(780)	1,483	(22)	681	1,359	505	(129)	1,735
Net change in operating assets and liabilities	163	—	163	(851)	499	(58)	(410)	(351)	(499)	58	(792)	—	—	—	—

Net cash provided from (used in) continuing operations	1,350	(1,182)	168	885	(588)	93	390	(693)	1,775	(93)	989	—	(5)	—	(5)
Net cash used in discontinued operations	—	—	—	—	—	—	—	(12)	—	—	(12)	—	—	—	—

Net cash provided from (used in) operations	1,350	(1,182)	168	885	(588)	93	390	(705)	1,775	(93)	977	—	(5)	—	(5)

Investing activities:
Additions to property, plant and mine development	—	—	—	(1,621)	1,241	(89)	(469)	(773)	(1,241)	89	(1,925)	—	—	—	—
Acquisitions, net	—	—	—	—	—	—	—	(22)	—	—	(22)	—	—	—	—
Sale of marketable securities	—	—	—	—	209	—	209	209	(209)	—	—	—	—	—	—
Purchases of marketable securities	—	—	—	—	(209)	—	(209)	(209)	209	—	—	—	—	—	—
Proceeds from sale of other assets	—	—	—	10	(10)	—	—	3	10	—	13	—	—	—	—
Other	—	—	—	(15)	15	—	—	(33)	(15)	—	(48)	—	—	—	—

Net cash used in investing activities	—	—	—	(1,626)	1,246	(89)	(469)	(825)	(1,246)	89	(1,982)	—	—	—	—

Financing activities:
Net borrowings (repayments)	1,543	—	1,543	(151)	1	—	(150)	(5)	(1)	—	(6)	—	—	—	—
Payment of conversion premium on debt	(172)	—	(172)	—	—	—	—	—	—	—	—	—	—	—	—
Net intercompany borrowings (repayments)	(2,220)	1,182	(1,038)	633	(155)	(3)	475	1,587	(1,023)	3	567	—	(4)	—	(4)
Proceeds from stock issuance, net	20	—	20	—	—	—	—	—	—	—	—	—	—	—	—
Dividends paid to noncontrolling interests	—	—	—	(3)	3	—	—	—	(7)	—	(7)	—	4	—	4
Dividends paid to common stockholders	(521)	—	(521)	—	—	—	—	—	(5)	—	(5)	—	5	—	5
Other	—	—	—	—	—	(1)	(1)	(2)	—	1	(1)	—	—	—	—

Net cash provided from (used in) financing activities	(1,350)	1,182	(168)	479	(151)	(4)	324	1,580	(1,036)	4	548	—	5	—	5

Effect of exchange rate changes on cash	—	—	—	(2)	2	—	—	3	(2)	—	1	—	—	—	—

Net change in cash and cash equivalents	—	—	—	(264)	509	—	245	53	(509)	—	(456)	—	—	—	—
Cash and cash equivalents at beginning of period	—	—	—	1,526	(1,516)	—	10	234	1,516	—	1,750	—	—	—	—

Cash and cash equivalents at end of period	$—	$—	$—	$1,262	$(1,007)	$—	$255	$287	$1,007	$—	$1,294	$—	$—	$—	$—

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

Estimated future reclamation costs are based principally on legal and regulatory requirements. At September 30, 2013 and December 31, 2012, $1,371 and $1,341, respectively, were accrued for reclamation costs relating to currently or recently producing mineral properties in accordance with asset retirement obligation guidance. The current portions of $55 and $62 at September 30, 2013 and December 31, 2012, respectively, are included in Other current liabilities.

In addition, the Company is involved in several matters concerning environmental obligations associated with former mining activities. Generally, these matters concern developing and implementing remediation plans at the various sites involved. The Company believes that the related environmental obligations associated with these sites are similar in nature with respect to the development of remediation plans, their risk profile and the compliance required to meet general environmental standards. Based upon the Company’s best estimate of its liability for these matters, $181 and $198 were accrued for such obligations at September 30, 2013 and December 31, 2012, respectively. These amounts are included in Other current liabilities and Reclamation and remediation liabilities. Depending upon the ultimate resolution of these matters, the Company believes that it is reasonably possible that the liability for these matters could be as much as 125% greater or 6% lower than the amount accrued at September 30, 2013. The amounts accrued are reviewed periodically based upon facts and circumstances available at the time. Changes in estimates are recorded in Reclamation and remediation in the period estimates are revised.

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

Administrative Actions. The Peruvian government agency responsible for environmental evaluation and inspection, Organismo Evaluacion y Fiscalizacion Ambiental (“OEFA”), conducts bi-annual reviews of the Yanacocha site. In 2011, 2012, and 2013, OEFA issued notices of alleged violations of OEFA standards to Yanacocha and Conga relating to past inspections. In April 2013, OEFA issued a finding and penalty with respect to three 2008 allegations in the amount of $0.1. OEFA issued notice of additional alleged violations of OEFA standards in October 2013. Total fines for all outstanding OEFA alleged violations could range from $0.1 to $69. Yanacocha and Conga are responding to all notices of alleged violations, but cannot reasonably predict the outcome of the agency allegations.

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

Minera Penmont—44% Newmont Owned

Newmont owns a 44% interest in the La Herradura joint venture and related gold properties (Herradura, Soledad-Dipolos and Noche Buena), which are located in the Sonora desert. La Herradura is operated by Fresnillo PLC (“Fresnillo”) through Minera Penmont S. de R.L. de C.V. (“Minera Penmont”) and Fresnillo owns the remaining 56% interest. Soledad-Dipolos commenced operations in January 2010. In 2009 five members of the El Bajio agrarian community in the state of Sonora (the “Claimants”), who claim rights over certain surface land in the proximity of the operations of Minera Penmont, lodged a legal claim with the Unitarian Agrarian Court of Hermosillo, Sonora to have Minera Penmont vacate an area of this surface land and associated claims. The land in dispute encompasses a portion of surface area where part of the operations of Dipolos, one of Minera Penmont’s three operating mines, is located as well as the processing plant for both the Dipolos mine and the Soledad mine. Minera Penmont’s mining concessions are held by way of separate title to that relating to the surface land. In September 2012, the Claimants obtained a ruling on the surface property dispute in their favor by the Mexican Supreme Court and in July 2013, a magistrate ordered Minera Penmont to vacate the property at issue, requiring cessation of production at the Dipolos operations. Minera Penmont has initiated legal proceedings to seek the expropriation of the disputed land in its favor, a process defined under Federal law in Mexico. Claimants also obtained temporary suspension of all of Minera Penmont’s explosives permits. Because only Dipolos is subject to the dispute, Minera Penmont projects reinstatement of explosives permits at all other areas. Minera Penmont intends to vigorously contest this matter, but cannot reasonably predict the outcome.

PT Newmont Nusa Tenggara (“PTNNT”)—31.5% Newmont Owned

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

On September 24, 2012, NWG served a summons and complaint on NMC, and then amended the complaint to add Newmont Canada Holdings ULC as a defendant. The complaint also names Fronteer Gold Inc and Mark O’Dea as defendants. The complaint seeks rescission of the merger between Fronteer and NewWest Gold and $750 in damages. In August 2013 the Supreme Court of New York, New York County issued an order granting the defendants’ motion to dismiss on forum non conveniens. Subsequently, NWG filed an appeal of the decision.

Newmont intends to defend this matter, but cannot reasonably predict the outcome.

Other Commitments and Contingencies

Tax contingencies are provided for in accordance with ASC income tax guidance (see Note 8).

The Company has minimum royalty obligations on one of its producing mines in Nevada for the life of the mine. Amounts paid as a minimum royalty (where production royalties are less than the minimum obligation) in any year are recoverable in future years when the minimum royalty obligation is exceeded. Although the minimum royalty requirement may not be met in a particular year, the Company expects that over the mine life, gold production will be sufficient to meet the minimum royalty requirements. Minimum royalty payments payable are $45 in 2013, $31 in 2014 through 2017 and $363 thereafter.

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

As part of its ongoing business and operations, the Company and its affiliates are required to provide surety bonds, bank letters of credit and bank guarantees as financial support for various purposes, including environmental reclamation, exploration permitting, workers compensation programs and other general corporate purposes. At September 30, 2013 and December 31, 2012, there were $1,807 and $1,755, respectively, of outstanding letters of credit, surety bonds and bank guarantees. The surety bonds, letters of credit and bank guarantees reflect fair value as a condition of their underlying purpose and are subject to fees competitively determined in the market place. The obligations associated with these instruments are generally related to performance requirements that the Company addresses through its ongoing operations. As the specific requirements are met, the beneficiary of the associated instrument cancels and/or returns the instrument to the issuing entity. Certain of these instruments are associated with operating sites with long-lived assets and will remain outstanding until closure. Generally, bonding requirements associated with environmental regulation are becoming more restrictive. However, the Company believes it is in compliance with all applicable bonding obligations and will be able to satisfy future bonding requirements through existing or alternative means, as they arise.

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

Overview

Newmont is one of the world’s largest gold producers and is the only gold company included in the S&P 500 Index and Fortune 500. We have been included in the Dow Jones Sustainability Index-World for seven consecutive years and have adopted the World Gold Council’s Conflict-Free Gold Policy. We are also engaged in the exploration for and acquisition of gold and copper properties. We have significant operations and/or assets in the United States, Australia, Peru, Indonesia, Ghana, Mexico and New Zealand.

Our vision is to be the most valued and respected mining company through industry leading performance. Third quarter 2013 highlights are included below and discussed further in Results of Consolidated Operations.

Operating highlights

•	Sales of $1,983 and $6,153 for the third quarter and first nine months of 2013;

•	Average realized gold and copper prices of $1,322 per ounce and $3.10 per pound, respectively, for the third quarter and $1,442 per ounce and $2.95 per pound, respectively, for the first nine months of 2013;

•	Consolidated gold production of 1,382,000 ounces (1,284,000 attributable ounces) for the third quarter of 2013, at Costs applicable to sales of $649 per ounce, which included stockpile and leach pad write-downs of $26 per ounce;

•	Consolidated gold production of 3,949,000 ounces (3,617,000 attributable ounces) for the first nine months of 2013, at Costs applicable to sales of $763 per ounce, which included stockpile and leach pad write-downs of $65 per ounce;

•	Consolidated copper production of 54 million pounds (34 million attributable pounds) for the third quarter of 2013, at Costs applicable to sales of $2.63 per pound, which included stockpile and leach pad write-downs of $0.36 per pound;

•	Consolidated copper production of 165 million pounds (106 million attributable pounds) for the first nine months of 2013, at Costs applicable to sales of $4.61 per pound, which included stockpile and leach pad write-downs of $2.27 per pound;

•	Gold operating margin (see “Non-GAAP Financial Measures” on page 68) of $673 and $679 per ounce for the third quarter and first nine months of 2013, respectively.

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

Akyem, Ghana. Construction activities were completed in September 2013 on schedule and on budget. Commissioning activities are ongoing and first gold pour occurred on October 4, 2013. Commercial production is on target for the fourth quarter of 2013. Gold production is expected to be 350,000 to 450,000 ounces per year at Costs applicable to sales of $500 to $650 per ounce for the first five years of the mine’s operating life of approximately 16 years. Capital costs are estimated at approximately $950, of which $920 have been incurred at September 30, 2013. At December 31, 2012, we reported 7.4 million ounces of gold reserves at Akyem.

Phoenix Copper Leach, Nevada. Construction activities were completed in September 2013 on schedule and on budget with the first copper cathode produced on October 1, 2013 and commercial production is targeted for the fourth quarter of 2013. Copper production is expected to be approximately 20 million pounds per year for the first five years of production at Costs applicable to sales of $1.75 to $2.00 per pound, which are expected to be reported under the by-product method of accounting. Capital costs are estimated at approximately $175, of which $156 have been incurred at September 30, 2013.

Turf Ventilation Shaft, Nevada. The Board of Directors authorized full funding for the Turf Vent Shaft project in April 2013. Additional ventilation supports profitable production growth from approximately 1.5 million tons of ore per year to more than 2 million tons, equating to an increase of production of approximately 100,000 to 150,000 ounces of gold per year over the 11 year mine life and lowers the life of mine average mine operating costs on a per ounce basis. Capital costs are expected to be $360 to $400, of which $109 have been incurred at September 30, 2013.

Conga, Peru. Due to local political and community protests, construction and development activities at the Conga project were largely suspended in November 2011. The results of the Peruvian Central Government initiated Environmental Impact Assessment (“EIA”) independent review were announced on April 20, 2012 and confirmed our initial EIA met Peruvian and International standards. The review made recommendations to provide additional water capacity and social funds, which we have largely accepted. We announced our decision to move the project forward on a “water first” approach on June 22, 2012. Spending on the project in 2013 is anticipated to be approximately $230, focusing on building the Chailhuagon water reservoir, completing the last engineering activities, and accepting delivery of the main equipment purchases. Total property, plant and mine development was $1,606 at September 30, 2013. At December 31, 2012 we reported 6.5 million attributable ounces of gold reserves and 1,690 million attributable pounds of copper reserves at Conga. Construction of Conga and the implementation of the independent EIA review recommendations will continue provided it can be done in a safe manner with risk-adjusted returns that justify future investment. Should we be unable to continue with the current development plan at Conga, we may reprioritize and reallocate capital to development alternatives which may result in a potential accounting impairment.

We continue to advance earlier stage development assets through our project pipeline in our five operating regions. The exploration, construction and operation of these earlier stage development assets may require significant funding if they go into execution. Three of these projects are described further below:

Merian, Suriname. Feasibility study work for the Merian project began in the third quarter of 2011 and was completed in 2012, increasing our equity interest in the joint venture with Alcoa to 80%. Pending approval of the mineral agreement by the government of Suriname and Newmont and receipt of various related government of Suriname approvals, Newmont’s Board of Directors will consider authorizing full funding for the development of the project. The development of the Merian project will allow Newmont to pursue a new district with upside potential and the opportunity to grow and extend the operating life of the South American region. Initial estimated gold production (on a 100% basis) of 350,000 to 450,000 ounces is expected per year, once Merian comes into production. At December 31, 2012, we reported 2.9 million attributable ounces of gold reserves at Merian.

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

Ahafo Mill Expansion, Ghana. The project is in the Feasibility Phase of development and consists of the design and construction of additional processing capacity at the Ahafo Mine in Ghana. The objective of the project is to increase processing capacity from the current 8 million tons of ore per year to 13 million tons, bringing profitable production from Ahafo forward. Pending Government approval of the EIS and associated project permits, Newmont may consider authorizing full funding for the development of the project sometime in 2014.

Selected Financial and Operating Results

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Sales	$1,983	$2,480	$6,153	$7,392
Income (loss) from continuing operations	$427	$480	$(1,521)	$1,525
Net income (loss)	$406	$447	$(1,468)	$1,421
Net income (loss) attributable to Newmont stockholders	$408	$367	$(1,296)	$1,136
Per common share, basic:
Income (loss) from continuing operations attributable to Newmont stockholders	$0.86	$0.81	$(2.72)	$2.50
Net income (loss) attributable to Newmont stockholders	$0.82	$0.74	$(2.61)	$2.29
Adjusted net income (loss)(1)	$227	$426	$531	$1,298
Adjusted net income (loss) per share (1)	$0.46	$0.86	$1.07	$2.62
Consolidated gold ounces (thousands)
Produced	1,382	1,397	3,949	4,238
Sold (2)	1,365	1,370	3,948	4,138
Consolidated copper pounds (millions)
Produced	54	55	165	172
Sold	57	58	156	162
Average price received, net:
Gold (per ounce)	$1,322	$1,659	$1,442	$1,649
Copper (per pound)	$3.10	$3.55	$2.95	$3.51
Consolidated costs applicable to sales:(3)
Gold (per ounce)	$649	$693	$763	$664
Copper (per pound)	$2.63	$2.38	$4.61	$2.23
Attributable costs applicable to sales:(1)
Gold (per ounce)	$654	$716	$773	$689
Copper (per pound)	$2.56	$2.35	$4.09	$2.23
Operating margin:(1)
Gold (per ounce)	$673	$966	$679	$985
Copper (per pound)	$0.47	$1.17	$(1.66)	$1.28

(1)	See “Non-GAAP Financial Measures” on page 68.
(2)	Excludes development ounces.
(3)	Excludes Amortization and Reclamation and remediation.

Consolidated Financial Results

Net income (loss) attributable to Newmont stockholders for the third quarter of 2013 was $408 ($0.82 per share) compared to income of $367 ($0.74 per share) for the third quarter of 2012. Net income (loss) attributable to Newmont stockholders for the first nine months of 2013 was a loss of $(1,296) ($(2.61) per share) compared to income of $1,136 ($2.29 per share) for the first nine months of 2012. Results for the third quarter of 2013 compared to the third quarter of 2012 were impacted by lower realized gold and copper prices, the sale of Canadian Oil Sands, and lower production from Yanacocha and Batu Hijau. Results for the first nine months of 2013 compared to the same period in 2012 were impacted by asset impairments in the second quarter; as well as lower production from Nevada, Yanacocha, Batu Hijau, and Ahafo, lower realized gold and copper prices, and the sale of Canadian Oil Sands.

Gold Sales decreased 21% in the third quarter of 2013 due to lower realized prices and lower sales volumes. Gold Sales decreased 17% in the first nine months of 2013 due to lower sales volume and realized prices. The following analysis summarizes consolidated gold sales:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Consolidated gold sales:
Gross before provisional pricing	$1,815	$2,265	$5,733	$6,835
Provisional pricing mark-to-market	9	13	(13)	17

Gross after provisional pricing	1,824	2,278	5,720	6,852
Treatment and refining charges	(19)	(4)	(28)	(29)

Net	$1,805	$2,274	$5,692	$6,823

Consolidated gold ounces sold (thousands):	1,365	1,370	3,948	4,138
Average realized gold price (per ounce):
Gross before provisional pricing	$1,330	$1,653	$1,452	$1,652
Provisional pricing mark-to-market	6	9	(3)	4

Gross after provisional pricing	1,336	1,662	1,449	1,656
Treatment and refining charges	(14)	(3)	(7)	(7)

Net	$1,322	$1,659	$1,442	$1,649

The change in consolidated gold sales is due to:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2013 vs. 2012	2013 vs. 2012
Change in consolidated ounces sold	$(21)	$(340)
Change in average realized gold price	(433)	(792)
Change in treatment and refining charges	(15)	1

	$(469)	$(1,131)

Copper Sales decreased 14% in the third quarter of 2013 compared to the third quarter of 2012 due to lower copper pounds sold and lower realized copper prices. Copper Sales decreased 19% in the first nine months of 2013 compared to the same period in 2012 due to lower sales volume and lower realized prices. The following analysis summarizes consolidated copper sales:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Consolidated copper sales:
Gross before provisional pricing	$182	$205	$516	$584
Provisional pricing mark-to-market	14	18	(10)	31

Gross after provisional pricing	196	223	506	615
Treatment and refining charges	(18)	(17)	(45)	(46)

Net	$178	$206	$461	$569

Consolidated copper pounds sold (millions):	57	58	156	162
Average realized copper price (per pound):
Gross before provisional pricing	$3.16	$3.53	$3.30	$3.60
Provisional pricing mark-to-market	0.25	0.31	(0.06)	0.19

Gross after provisional pricing	3.41	3.84	3.24	3.79
Treatment and refining charges	(0.31)	(0.29)	(0.29)	(0.28)

Net	$3.10	$3.55	$2.95	$3.51

The change in consolidated copper sales is due to:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2013 vs. 2012	2013 vs. 2012
Change in consolidated pounds sold	$(4)	$(23)
Change in average realized copper price	(23)	(86)
Change in treatment and refining charges	(1)	1

	$(28)	$(108)

The following is a summary of consolidated gold and copper sales, net:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Gold
North America:
Nevada	$618	$734	$1,746	$2,028
La Herradura	70	88	231	274

	688	822	1,977	2,302

South America:
Yanacocha	346	585	1,221	1,793
Australia/New Zealand:
Boddington	204	281	782	843
Other Australia/New Zealand	357	358	1,081	1,116

	561	639	1,863	1,959

Indonesia:
Batu Hijau	16	24	42	76
Africa:
Ahafo	194	204	589	693

	1,805	2,274	5,692	6,823

Copper
Australia/New Zealand:
Boddington	42	60	156	163
Indonesia:
Batu Hijau	136	146	305	406

	178	206	461	569

	$1,983	$2,480	$6,153	$7,392

Costs applicable to sales for gold decreased in the third quarter of 2013 compared to the same period in 2012 due primarily to lower operating costs and royalties. Costs applicable to sales for gold increased in the first nine months of 2013 due to the second quarter stockpile and leach pad write-downs. Costs applicable to sales for copper increased in the third quarter and first nine months of 2013 compared to the same periods in 2012 due to a higher allocation of cost to copper at Batu Hijau partially offset by a lower allocation of costs to copper at Boddington. Costs applicable to sales for copper increased in the first nine months of 2013 due to the second quarter stockpile write-downs. For a complete discussion regarding variations in operations, see Results of Consolidated Operations below.

Amortization in the third quarter and first nine months of 2013 increased compared to the same period of 2012 due to the portion of amortization included in the cost of stockpiles and leach pads that was subject to the write-downs, higher mine development costs, and higher asset retirement costs. We expect Amortization to be $1,250 to $1,300 in 2013 including the impact of the stockpile and leach pad write-downs discussed above.

The following is a summary of Costs applicable to sales and Amortization:

	Costs Applicable				Costs Applicable
	to Sales		Amortization		to Sales		Amortization
	Three Months Ended		Three Months Ended		Nine Months Ended		Nine Months Ended
	September 30,		September 30,		September 30,		September 30,
	2013	2012	2013	2012	2013	2012	2013	2012
Gold
North America:
Nevada	$251	$292	$59	$61	$799	$817	$178	$161
La Herradura	40	31	9	5	122	96	22	16

	291	323	68	66	921	913	200	177
South America:
Yanacocha	154	185	87	83	509	523	254	195
Australia/New Zealand:
Boddington	152	155	28	37	578	449	129	118
Other Australia/New Zealand	202	201	60	34	697	573	164	106

	354	356	88	71	1,275	1,022	293	224
Indonesia:
Batu Hijau	11	17	3	2	81	47	18	8
Africa:
Ahafo	75	69	19	18	226	241	56	58

	885	950	265	240	3,012	2,746	821	662
Copper
Australia/New Zealand:
Boddington	29	39	5	7	139	107	29	25
Indonesia:
Batu Hijau	122	99	24	21	582	254	114	51

	151	138	29	28	721	361	143	76
Other
Corporate and other	—	—	5	4	—		17	13

	—	—	5	4	—	—	17	13

	$1,036	$1,088	$299	$272	$3,733	$3,107	$981	$751

Exploration expense decreased $55 and $114 in the third quarter and first nine months of 2013, respectively, compared to the same periods of 2012 due to decreases in both brownfields and greenfields expenditures in all our regions. Exploration activities in a number of countries including Solomon Islands, Papua New Guinea and Cote d’Ivoire have been discontinued. We expect Exploration expense of $250 to $300 in 2013, focused primarily on our brownfields programs at Carlin, Long Canyon and Phoenix in Nevada, La Herradura in Mexico, Jundee and Tanami in Australia and Ahafo in Africa, whereas in the greenfields programs the focus will be on Nevada, Suriname-French Guiana, Andes and West Africa.

The following is a summary of Advanced projects, research and development expense:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
North America
Nevada	$10	$14	$21	$33
La Herradura	3	1	9	1
South America
Yanacocha	4	3	14	16
Conga	14	9	16	45
Other South America	1	5	1	31
Asia Pacific
Boddington	—	2	—	5
Other Australia/New Zealand	2	1	6	8
Indonesia
Batu Hijau	1	2	6	12
Africa
Ahafo	9	4	16	10
Akyem	2	4	7	8
Other Africa	2	1	4	2
Corporate and Other
Technical and project services	14	21	44	74
Corporate	5	7	21	13

	$67	$74	$165	$258

We expect Advanced projects, research and development expenses of $250 to $300 in 2013, focused primarily on Long Canyon, underground exploration drifts in Nevada, the start-up of Akyem and Ahafo North in Africa, and the Verde bioleach demonstration project in South America.

General and administrative expense decreased by $3 and $4 for the third quarter and first nine months of 2013, respectively, compared to the same periods of 2012 due to lower labor costs. We expect General and administrative expenses of $180 to $230 in 2013.

Write-downs totaled $3 and $2,265 for the third quarter and first nine months of 2013, respectively. The write-down for the first nine months of 2013 was primarily due to a decrease in the Company’s long-term gold and copper price assumptions in the second quarter to $1,400 per ounce and $3.00 per pound, respectively, combined with rising operating costs. These factors represented significant changes in the business environment, requiring the Company to evaluate for impairment. For purposes of this evaluation, estimates of future cash flows of the individual reporting units were used to determine fair value. The estimated cash flows were derived from life-of-mine plans, developed using long-term pricing reflective of the current price environment and management’s projections for operating costs.

Other expense, net decreased by $47 in the third quarter of 2013 compared to the third quarter of 2012 mainly due to lower Hope Bay care and maintenance costs, regional administration expenses, and restructuring costs in 2012, partially offset by community development. Other expense, net decreased by $117 in the first nine months of 2013 compared to the first nine months of 2012 mainly due to lower Hope Bay care and maintenance costs and regional administration expenses, partially offset by community development and higher transaction costs.

Other income, net increased by $238 in the third quarter of 2013 compared to the third quarter of 2012 and increased by $245 in the first nine months of 2013 compared to the first nine months of 2012 due to a gain on the sale of the Canadian Oil Sands investment and higher foreign currency exchange gain, partially offset by higher impairment of marketable securities and lower income from developing projects.

Interest expense, net increased $9 and $21 for the third quarter and first nine months of 2013, respectively, compared to the same periods in 2012 due to decreased capitalized interest and higher drawdowns on the Corporate Credit Facility, as well as the issuance of the 2022 and 2042 Senior Notes on the first nine months of the current year. Capitalized interest decreased by $9 and $4 in the third quarter and first nine months of 2013, respectively, compared to the same periods in 2012 due to lower development project expenditures. We now expect Interest expense, net of $275 to $325 in 2013.

Income and mining tax expenses during the third quarter of 2013 resulted in an estimated expense of $154, for an effective tax rate of 26%. Estimated income and mining tax expense during the third quarter of 2012 was $228 for an effective tax rate of 32%. The lower effective tax rate on the income in the third quarter of 2013 is a result of tax planning related to the sale of the Canadian Oil Sands investment and the Canadian capital gains tax rate associated with the sale partially offset by a diluted benefit from percentage depletion.

During the first nine months of 2013, the estimated income and mining tax expense was $10, resulting in an effective tax rate of less than 0%. Absent the net impact of the asset impairment charges recorded in the prior quarter, the effective tax rate would have been 27%. Estimated income and mining tax expense during the first nine months of 2012 was $746 for an effective tax rate of 32%. The lower effective tax rate on the loss in the first nine months of 2013 is primarily due to the benefit related to tax planning on the sale of the Canadian Oil Sands investment and the Canadian capital gains tax rate associated with the sale.

A valuation allowance is provided for those deferred tax assets for which it is more likely than not that the related benefits will not be realized. In determining the amount of the valuation allowance, each quarter, we consider estimated future taxable income as well as feasible tax planning strategies in each jurisdiction to determine if the deferred tax assets are realizable. If it is determined we will not realize all or a portion of its deferred tax assets, we will place or increase a valuation allowance. Conversely, if we determine that we will ultimately be able to realize all or a portion of the related benefits for which a valuation allowance has been provided, all or a portion of the related valuation allowance will be reduced.

There are a number of factors that can potentially impact the Company’s effective tax, including the geographic distribution of income, the non-recognition of tax assets, percentage depletion, changes in tax laws, and the impact of specific transactions and assessments. For a complete discussion of the factors that influence our effective tax rate, see Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations in Newmont’s Annual Report on Form 10-K for the year ended December 31, 2012 filed February 22, 2013.

Due to the factors discussed above and the sensitivity of the tax provision to these factors, it is expected that the Company’s effective tax rate will fluctuate in future periods. We expect the 2013 consolidated tax expense to be approximately 0% to 5%, assuming an average realized gold price of $1,400 per ounce. Absent the net impact of the asset impairment charges in the first half of the year, we would expect an effective tax rate of 30-32%.

Net income (loss) attributable to noncontrolling interests decreased to a net loss of $2 in the third quarter and $172 in the first nine months of 2013 compared to a net income of $80 in the third quarter and $285 in the first nine months of 2012 as a result of decreased earnings at Batu Hijau and Minera Yanacocha as well as the TMAC transaction in March 2013.

Income (loss) from discontinued operations includes a reduction in the Holt property royalty liability as of September 30, 2013. During the third quarter of 2013, we recorded a charge of $21, net of tax benefits of $10, related to an increase in the gold spot price at quarter end. During the first nine months of 2013 we recorded a benefit from discontinued operations of $53, net of tax expense of $24, related to an overall decline in the gold spot price and an increase in discount rates. During the third quarter of 2012, we recorded an additional $33 charge, net of tax benefits of $2, to reflect a decrease in future expected production at the Holt property. The total charges for the first nine months of 2012 are $104, net of tax benefits of $6. Due to the nature of the sliding scale royalty calculation, changes in expected production and the gold price have a significant impact on the fair value of the liability.

Results of Consolidated Operations

	Gold or Copper Produced		Costs Applicable to Sales(1)		Amortization		All-In Sustaining Costs(3)
Three Months Ended September 30,	2013	2012	2013	2012	2013	2012	2013	2012
Gold	(ounces in thousands)		($ per ounce)		($ per ounce)		($ per ounce)
North America	520	508	$550	$655	$128	$134	$772	$1,020
South America	256	354	591	520	333	233	1,077	1,087
Australia / New Zealand	453	388	854	930	202	185	1,068	1,248
Indonesia	9	16	846	1,115	178	223	1,071	1,667
Africa	144	131	513	561	129	146	836	1,065

Total/Weighted-Average	1,382	1,397	$649	$693	$197	$178	$993	$1,179

Attributable to Newmont(2)(3)	1,284	1,237	$654	$716			$987	$1,193

Net Attributable to Newmont(3)			$637	$679

Copper	(pounds in millions)		($ per pound)		($ per pound)
Australia/New Zealand	15	16	$2.23	$2.29	$0.38	$0.41
Indonesia	39	39	2.74	2.38	0.55	0.48

Total/Weighted Average	54	55	$2.63	$2.38	$0.51	$0.47

Attributable to Newmont	34	35	$2.56	$2.35

	Gold or Copper Produced		Costs Applicable to Sales(1)		Amortization		All-In Sustaining Costs(3)
Nine Months Ended September 30,	2013	2012	2013	2012	2013	2012	2013	2012
Gold	(ounces in thousands)		($ per ounce)		($ per ounce)		($ per ounce)
North America	1,394	1,434	$663	$652	$144	$126	$949	$1,099
South America	833	1,110	608	481	304	179	969	1,039
Australia/New Zealand	1,278	1,202	995	866	221	187	1,207	1,173
Indonesia	36	54	2,487	985	541	193	2,848	1,458
Africa	408	438	554	571	137	137	988	934

Total/Weighted-Average	3,949	4,238	$763	$664	$212	$163	$1,125	$1,163

Attributable to Newmont(3)(4)	3,617	3,726	$773	$689			$1,137	$1,187

Net Attributable to Newmont(3)			$806	$652

Copper	(pounds in millions)		($ per pound)		($ per pound)
Australia/New Zealand	50	48	$2.65	$2.33	$0.55	$0.54
Indonesia	115	124	5.60	2.19	1.10	0.42

Total/Weighted Average	165	172	$4.61	$2.23	$0.91	$0.47

Attributable to Newmont	106	108	$4.09	$2.23

(1)	Excludes Amortization and Reclamation and remediation.
(2)	Includes 17 and 14 attributable ounces in 2013 and 2012, respectively, from our interest in La Zanja and 14 and 7 attributable ounces in 2013 and 2012, respectively, from our interest in Duketon.
(3)	All-In Sustaining Costs, Attributable Costs applicable to sales, and Net Attributable Costs applicable to sales are non-GAAP financial measures. See page 68 for a reconciliation.
(4)	Includes 49 and 40 attributable ounces in 2013 and 2012, respectively, from our interest in La Zanja and 43 and 16 attributable ounces in 2013 and 2012, respectively, from our interest in Duketon.

Third quarter 2013 compared to 2012

Consolidated gold production decreased 1% due to lower production at Yanacocha and lower grade and recovery at Batu Hijau partially offset by higher production at Australia/New Zealand, Nevada, and Africa. Consolidated copper production decreased 2% due to lower grade and recovery at Boddington and lower throughput at Batu Hijau.

Costs applicable to sales per consolidated gold ounce sold decreased 6% due to lower direct operating costs of $76 and lower royalties. Costs applicable to sales per consolidated copper pound increased 11% due to additional stockpile write-downs related to copper at Batu Hijau.

Amortization increased 11% per consolidated gold ounce sold due to asset retirement cost additions at Yanacocha and lower production from Yanacocha and Batu Hijau. Amortization increased 9% per consolidated copper pound sold due to higher allocation of cost to copper and lower production.

First nine months 2013 compared to 2012

Consolidated gold production decreased 7% from lower grades at Nevada, Ahafo, Batu Hijau and lower mill and leach production from Yanacocha partially offset by higher production at Australia/New Zealand. Consolidated copper production decreased 4% due to processing lower grade stockpiles at Batu Hijau partially offset by higher copper grade at Boddington.

Costs applicable to sales per consolidated gold ounce sold increased 15% due to stockpile and leach pad write-downs, lower production from Nevada, Yanacocha, Batu Hijau, and Ahafo partially offset by higher production from Australia/New Zealand. Costs applicable to sales per consolidated copper pound sold increased 107% due to stockpile write-downs and lower production at Batu Hijau.

Amortization per consolidated gold ounce sold increased 30% due to the portion of the stockpile and leach pad write-downs that is associated with amortization, lower production from Nevada, Yanacocha, Batu Hijau, and Ahafo as well as higher asset retirement costs at Yanacocha, and additions to property, plant and equipment in North America late in 2012 and early 2013. Amortization increased 94% per consolidated copper pound sold due to the portion of the stockpile write-downs associated with amortization as well as lower production.

We expect attributable gold production of 4.8 to 5.1 million ounces at consolidated Costs applicable to sales per ounce of $750 to $825, including the stockpile and leach pad write-downs discussed above. We now expect copper production of 135 to 145 million pounds attributable to Newmont at consolidated Costs applicable to sales per pound of $4.05 to $4.40 in 2013, including the stockpile write-downs as discussed above.

North America Operations

	Gold Ounces Produced		Costs Applicable to Sales(1)		Amortization		All-In Sustaining Costs(3)
	2013	2012	2013	2012	2013	2012	2013	2012
	(in thousands)		($ per ounce)		($ per ounce)		($ per ounce)
Three Months Ended September 30,
Nevada	468	457	$527	$661	$124	$138	$722	$1,018
La Herradura(2)	52	51	765	608	166	98	1,173	1,020

Total/Weighted-Average	520	508	$550	$655	$128	$134	$772	$1,020

Attributable to Newmont	520	508

	Gold Ounces Produced		Costs Applicable to Sales(1)		Amortization		All-In Sustaining Costs(3)
	2013	2012	2013	2012	2013	2012	2013	2012
	(in thousands)		($ per ounce)		($ per ounce)		($ per ounce)
Nine Months Ended September 30,
Nevada	1,233	1,270	$651	$661	$145	$130	$893	$1,109
La Herradura(2)	161	164	755	585	134	98	1,329	988

Total/Weighted-Average	1,394	1,434	$663	$652	$144	$126	$949	$1,099

Attributable to Newmont	1,394	1,434

(1)	Excludes Amortization and Reclamation and remediation.
(2)	Our proportionate 44% share.
(3)	All-In Sustaining Costs is a non-GAAP financial measure. See page 68 for a reconciliation.

Third quarter 2013 compared to 2012

Nevada, USA. Gold production increased 2% due to higher leach production from Emigrant and Carlin North Area as well as higher grade and throughput at Juniper mill and Phoenix partially offset by lower grade and recovery at Mill 5 as well as lower throughput and recovery at Mill 6 and the Twin Creeks Autoclave. Costs applicable to sales per ounce decreased 20% due to higher ounces produced, higher by-product credits, and lower royalties. Amortization per ounce decreased 10% due to higher ounces produced.

La Herradura, Mexico. Gold production increased 2% due to higher production from Noche Buena and Centauro essentially offset by lower production from Soledad and Dipolos. Costs applicable to sales per ounce increased 26% due to higher waste mining compared to prior year quarter. Amortization per ounce increased 69% due to the purchase of equipment in late 2012 and early 2013.

First nine months 2013 compared to 2012

Nevada, USA. Gold production decreased 3% due to lower grade and recovery at Mill 5, Mill 6, and lower throughput and grade at the Twin Creeks Autoclave partially offset by higher tons and grade at the Juniper and Phoenix mills as well as higher leach production from Emigrant and Carlin North Area. Costs applicable to sales per ounce decreased 2% due to lower royalties partially offset by lower production. Amortization per ounce increased 12% due to lower production.

La Herradura, Mexico. Gold production decreased 2% due to lower leach placement partially offset by slightly higher grade. Costs applicable to sales per ounce increased 29% due to higher waste tons mined in combination with lower production. Amortization per ounce increased 37% due to lower production and the purchase of equipment in late 2012 and early 2013.

We expect gold production in North America of 1.9 to 2.0 million ounces at Costs applicable to sales per ounce of $600 to $650 in 2013.

South America Operations

	Gold Ounces Produced		Costs Applicable to Sales(1)		Amortization		All-In Sustaining Costs(2)
	2013	2012	2013	2012	2013	2012	2013	2012
	(in thousands)		($ per ounce)		($ per ounce)		($ per ounce)
Three Months Ended September 30,
Yanacocha	256	354	$591	$520	$333	$233	$996	$1,017

Attributable to Newmont:
Yanacocha (51.35%)	132	182
La Zanja (46.94%)	17	14

	149	196

	Gold Ounces Produced		Costs Applicable to Sales(1)		Amortization		All-In Sustaining Costs(2)
	2013	2012	2013	2012	2013	2012	2013	2012
	(in thousands)		($ per ounce)		($ per ounce)		($ per ounce)
Nine Months Ended September 30,
Yanacocha	833	1,110	$608	$481	$304	$179	$931	$938

Attributable to Newmont:
Yanacocha (51.35%)	428	570

La Zanja (46.94%)	49	40

	477	610

(1)	Excludes Amortization and Reclamation and remediation.
(2)	All-In Sustaining Costs is a non-GAAP financial measure. See page 68 for a reconciliation.

Third quarter 2013 compared to 2012

Yanacocha, Peru. Gold production decreased 28% due to lower leach production as a result of placing lower grade leach ore from El Tapado Oeste partially offset by higher mill grade from El Tapado Oeste. Costs applicable to sales per ounce increased 14% due to higher mining costs related to the commencement of production at Cerro Negro and El Tapado Oeste in the fourth quarter of 2012 and leach pad write-downs at La Quinua, Yanacocha, and Maqui Maqui. Amortization per ounce increased 43% due to the portion of the leach pad write-down associated with amortization, lower production, and higher asset retirement costs.

First nine months 2013 compared to 2012

Yanacocha, Peru. Gold production decreased 25% due to lower mill and leach production associated with the completion of mining at El Tapado and certain areas at Chaquicocha during 2012. Costs applicable to sales per ounce increased 26% due primarily to a leach pad write-down and lower ounces produced partially offset by lower workers participation expense. Amortization per ounce increased 70% due to the portion of the leach pad write-down associated with amortization, lower production, and higher asset retirement costs.

We expect attributable gold production in South America of approximately 550 to 600 ounces at consolidated Costs applicable to sales per ounce of $650 to $700 in 2013, including the leach pad write-downs discussed above.

Australia/New Zealand

Operations

	Gold or Copper Produced		Costs Applicable to Sales(1)		Amortization		All-In Sustaining Costs(3)
	2013	2012	2013	2012	2013	2012	2013	2012
	(ounces in thousands)		($ per ounce)		($ per ounce)		($ per ounce)
Three Months Ended September 30,
Gold
Boddington	178	166	$1,031	$928	$190	$222	$1,197	$1,066
Other Australia/New Zealand	275	222	756	931	209	157	996	1,389

Total/Weighted-Average	453	388	$854	$930	$202	$185	$1,068	$1,248

Attributable to Newmont(2)	467	395

	(pounds in millions)		($ per pound)		($ per pound)
Copper
Boddington	15	16	$2.23	$2.29	$0.38	$0.41

	Gold or Copper Produced		Costs Applicable to Sales(1)		Amortization		All-In Sustaining Costs(3)
	2013	2012	2013	2012	2013	2012	2013	2012
	(ounces in thousands)		($ per ounce)		($ per ounce)		($ per ounce)
Nine Months Ended September 30,
Gold
Boddington	525	508	$1,071	$886	$240	$233	$1,204	$1,032
Other Australia/New Zealand	753	694	939	850	208	153	1,209	1,279

Total/Weighted-Average	1,278	1,202	$995	$866	$221	$187	$1,207	$1,173

Attributable to Newmont(2)	1,321	1,218

	(pounds in millions)		($ per pound)		($ per pound)
Copper
Boddington	50	48	$2.65	$2.33	$0.55	$0.54

(1)	Excludes Amortization and Reclamation and remediation.
(2)	Includes 14 and 7 attributable ounces in the third quarter 2013 and 2012, respectively, and 43 and 16 attributable ounces in the first nine months of 2013 and 2012, respectively, from our interest in Duketon.
(3)	All-In Sustaining Costs is a non-GAAP financial measure. See page 68 for a reconciliation.

Third quarter 2013 compared to 2012

Boddington, Australia. Gold production increased 7% due to higher throughput and recovery partially offset by lower ore grade milled. Copper production decreased 6% due to lower mill grade. Gold Costs applicable to sales increased 11% per ounce due to a stockpile write-down partially offset by higher production. Copper Costs applicable to sales per pound was marginally lower than the prior year. Amortization decreased 14% per ounce and 7% per pound due primarily to the asset impairment during the second quarter.

Other Australia/New Zealand. Gold production increased 24% due to higher mill throughput and ore grade from underground sources at Tanami, higher throughput at Waihi, and higher grade and throughput at Kalgoorlie partially offset by lower grade at Jundee. Costs applicable to sales per ounce decreased 19% due to higher gold production from Tanami, Waihi and Kalgoorlie partially offset by lower production and higher operating costs at Jundee. Amortization per ounce increased 33% due to an increase in capitalized mine development at Jundee partially offset by higher production.

First nine months 2013 compared to 2012

Boddington, Australia. Gold production increased 3% due to higher mill grade and recovery partially offset by lower throughput. Copper production increased 4% due to higher mill grade. Gold Costs applicable to sales increased 21% per ounce due to stockpile write-downs. Copper Costs applicable to sales increased 14% per pound due primarily to stockpile write-downs partially offset by higher copper production. Amortization increased 3% per ounce and 2% per pound due to the portion of the stockpile write-down that is associated with amortization.

Other Australia/New Zealand. Gold production increased 9% due to higher mill throughput and higher ore grade milled at Tanami from higher underground ore availability and grades as well as higher throughput at Waihi partially offset by lower production from Kalgoorlie and Jundee. Costs applicable to sales per ounce increased 10% due to a stockpile write-down in the second quarter and higher operating costs at Jundee partially offset by higher production. Amortization per ounce increased 36% mainly due to higher capitalized mine development costs at Jundee partially offset by higher production.

We expect attributable gold production for Australia/New Zealand to be 1.6 to 1.7 million ounces at Costs applicable to sales per ounce of $1,000 to $1,100, including the stockpile write-downs discussed above. We now expect our attributable copper production to be 60 to 70 million pounds at consolidated Costs applicable to sales per pound of $2.75 to $2.95 in 2013, including the stockpile write-downs discussed above. The copper production outlook has been revised due to lower than expected mill throughput.

Indonesia Operations

	Gold or Copper Produced		Costs Applicable to Sales(1)		Amortization		All-In Sustaining Costs(3)
	2013	2012	2013	2012	2013	2012	2013	2012
	(ounces in thousands)		($ per ounce)		($ per ounce)		($ per ounce)
Three Months Ended September 30,
Gold
Batu Hijau	9	16	$846	$1,115	$178	$223	$1,071	$1,667

Attributable to Newmont(2)	4	7

	(pounds in millions)		($ per pound)		($ per pound)
Copper
Batu Hijau	39	39	$2.74	$2.38	$0.55	$0.48

Attributable to Newmont	19	19

	Gold or Copper Produced		Costs Applicable to Sales(1)		Amortization		All-In Sustaining Costs(3)
	2013	2012	2013	2012	2013	2012	2013	2012
	(ounces in thousands)		($ per ounce)		($ per ounce)		($ per ounce)
Nine Months Ended September 30,
Gold
Batu Hijau	36	54	$2,487	$985	$541	$193	$2,909	$1,521

Attributable to Newmont(2)	17	26

	(pounds in millions)		($ per pound)		($ per pound)
Copper
Batu Hijau	115	124	$5.60	$2.19	$1.10	$0.42

Attributable to Newmont	56	60

(1)	Excludes Amortization and Reclamation and remediation.
(2)	Our 48.5% economic interest.
(3)	All-In Sustaining Costs is a non-GAAP financial measure. See page 68 for a reconciliation.

Third quarter 2013 compared to 2012

Batu Hijau, Indonesia. Gold production decreased 44% due to processing lower grade ore, lower recovery, and lower mill throughput. Copper production was in line with prior year quarter due to higher copper mill recovery offset by lower mill throughput. Total tons mined increased by 12% as Phase 6 waste removal continues as planned. Costs applicable to sales decreased 24% per ounce due to lower costs allocated to gold on a co-product basis, lower operating costs and royalties, partially offset by lower production. Costs applicable to sales increased 15% per pound due to higher costs allocated to copper on a co-product basis. Amortization decreased 20% per ounce and increased 15% per pound due to a higher allocation of costs to copper on a co-product basis.

First nine months 2013 compared to 2012

Batu Hijau, Indonesia. Gold production decreased 33% due to lower ore grade and lower gold mill recovery. Copper production decreased 7% due to lower ore grade partially offset by higher copper mill recovery. Total tons mined increased 9% as Phase 6 waste removal continues as planned. Costs applicable to sales increased 152% per ounce and 156% per pound due to the stockpile write-down in the second quarter and lower production. Amortization increased 180% per ounce and 162% per pound due to the portion of the second quarter stockpile and inventory write-downs associated with amortization.

We expect attributable gold production for Indonesia to be 20,000 to 30,000 ounces at Costs applicable to sales per ounce of $2,100 to $2,300, including stockpile and inventory write-downs discussed above. We now expect our attributable copper production to be 70 to 75 million pounds at consolidated Costs applicable to sales per pound of $4.70 to $5.10 in 2013, including stockpile and inventory write-downs discussed above. The copper production has been revised due to lower than expected mill throughput and grades.

Africa Operations

	Gold Ounces Produced		Costs Applicable to Sales(1)		Amortization		All-In Sustaining Costs(2)
	2013	2012	2013	2012	2013	2012	2013	2012
	(in thousands)		($ per ounce)		($ per ounce)		($ per ounce)
Three Months Ended September 30,
Ahafo	144	131	$513	$561	$129	$146	$801	$992

Attributable to Newmont	144	131	$513	$561

	Gold Ounces Produced		Costs Applicable to Sales(1)		Amortization		All-In Sustaining Costs(2)
	2013	2012	2013	2012	2013	2012	2013	2012
	(in thousands)		($ per ounce)		($ per ounce)		($ per ounce)
Nine Months Ended September 30,
Ahafo	408	438	$554	$571	$137	$137	$941	$877

Attributable to Newmont	408	438	$554	$571

(1)	Excludes Amortization and Reclamation and remediation.
(2)	All-In Sustaining Costs is a non-GAAP financial measure. See page 68 for a reconciliation.

Third quarter 2013 compared to 2012

Ahafo, Ghana. Gold production increased 10% due to higher mill recovery partially offset by lower grade. Costs applicable to sales per ounce decreased 9% due to higher ounces produced partially offset by higher mining and milling costs. Amortization per ounce decreased 12% due primarily to higher ounces produced.

First nine months 2013 compared to 2012

Ahafo, Ghana. Gold production decreased 7% due to lower mill grade partially offset by higher mill recovery. Costs applicable to sales per ounce decreased 3% from higher ore tons mined partially offset by higher royalties and lower ounces produced.

We expect gold production in Africa to be 625,000 to 675,000 ounces at Costs applicable to sales per ounce of $525 and $575 in 2013.

Foreign Currency Exchange Rates

Our foreign operations sell their gold and copper production based on U.S. dollar metal prices. Approximately 45% and 47% of our Costs applicable to sales were paid in local currencies during the third quarter of 2013 and 2012, respectively. Approximately 49% and 45% of our Costs applicable to sales were paid in local currencies during the first nine months of 2013 and 2012, respectively. Variations in the local currency exchange rates in relation to the U.S. dollar at our foreign mining operations did not have a significant impact on our Costs applicable to sales per ounce, net of hedging gains, during the third quarter and first nine months of 2013 compared to the same periods in 2012.

Liquidity and Capital Resources

Cash Provided from Operating Activities

Net cash provided from continuing operations was $1,175 in the first nine months of 2013, a decrease of $367 from the first nine months of 2012, primarily due to lower gold production and a lower average realized gold price partially offset by a net decrease in operating assets and liabilities. The decrease in net operating assets and liabilities of $481 in the first nine months of 2013 compared to the first nine months of 2012 is due to decreases in accounts receivable and other assets and increases to accounts payable and other accrued liabilities.

Investing Activities

Net cash used in investing activities decreased to $937 during the first nine months of 2013 compared to $2,451 during the same period of 2012, respectively. Additions to property, plant and mine development were as follows:

	Nine Months Ended September 30,
	2013	2012
North America:
Nevada	$360	$489
La Herradura	82	50
Other North America	1	31

	443	570

South America:
Yanacocha	136	392
Conga	184	467
Other South America	65	54

	385	913

Australia/New Zealand:
Boddington	81	77
Other Australia/New Zealand	123	226

	204	303

Indonesia:
Batu Hijau	82	98

	82	98

Africa:
Ahafo	139	176
Akyem	209	305

	348	481
Corporate and Other	7	22

Accrual basis	1,469	2,387
Decrease (increase) in accrued capital expenditures	59	7

Cash basis	$1,528	$2,394

Capital expenditures in North America during the first nine months of 2013 primarily related to the construction of the Phoenix Copper Leach project, the development of the Turf Vent Shaft project, surface and underground mine development and infrastructure improvements in Nevada, as well as mill expansion capital in Mexico. Capital expenditures in South America were primarily related to the Conga and Merian projects, surface mine development, leach pad and other infrastructure improvements and equipment purchases. The majority of capital expenditures in Australia and New Zealand were for underground mine development, tailings facility construction, mining equipment purchases and infrastructure improvements. Capital expenditures in Batu Hijau were primarily for equipment and equipment component purchases. Capital expenditures in Africa were related to Akyem development, the Subika expansion project and the Ahafo Mill expansion project, as well as equipment purchases and surface mine development at Ahafo. We now expect 2013 consolidated capital expenditures to be $2,000 to $2,200 ($1,700 to $1,900 attributable to Newmont).

Capital expenditures in North America during the first nine months of 2012 were primarily related to the construction of the Phoenix Secondary Crusher, the development of the Emigrant mine and the Phoenix copper leach project, surface mine development, the Noche Buena mine in Mexico and other equipment purchases, infrastructure improvements and a strategic land purchase in Nevada. Capital expenditures in South America were primarily related to the Conga and Merian projects and Yanacocha leach pad development, surface mine development and equipment purchases. The majority of capital expenditures in Indonesia and Australia/New Zealand were for surface and underground development, mining equipment and infrastructure improvements. Capital expenditures in Africa were primarily related to Akyem development and the Subika expansion and mill expansion projects at Ahafo.

Acquisitions, net. During the first nine months of 2013 and 2012, we paid $13 and $22 in contingent payments in accordance with the 2009 Boddington acquisition agreement.

Proceeds from the sale of marketable securities. During the first nine months of 2013 we received $588 primarily from the sale of Canadian Oil Sands securities. During the first nine months of 2012 we received $209 from the sale of corporate marketable debt securities.

Purchases of marketable securities. During the first nine months of 2013 we purchased marketable equity securities of $1 compared to $209 of corporate marketable debt securities purchased during the first nine months of 2012.

Proceeds from sale of other assets. During the first nine months of 2013, we received $55 primarily from the sale of equipment at Conga. During the first nine months of 2012 we received $13 primarily from the sale of land and other assets.

Financing Activities

Net cash provided from (used in) financing activities was $(292) and $709 during the first nine months of 2013 and 2012, respectively.

Proceeds from and repayment of debt. During the first nine months of 2013, we received net proceeds from debt of $1,262 from our revolving credit facilities and other short-term debt. Proceeds from the issuance of debt were partially offset by the payments of $1,060 on our revolving credit facility. During the first nine months of 2012, we received net proceeds from debt of $3,343, including $1,246 under our revolving credit facility, $1,479 from the issuance of senior notes due in 2022 and $983 from the issuance of senior notes due in 2042. Proceeds from the issuance of debt in 2012 were partially offset by the settlement of forward starting interest rate swaps of $362, repayment of $1,285 under our revolving credit facility, $517 for repayment of the 2012 Convertible Senior Notes and $150 related to exercising the early purchase option related to the sale-leaseback of the refractory ore treatment plant in Nevada (classified as a capital lease). At September 30, 2013, $173 of the $3,000 Corporate revolving credit facility were used to secure the issuance of letters of credit, primarily supporting reclamation obligations (see “Off-Balance Sheet Arrangements” below).

Scheduled minimum debt repayments are $27 for the remainder of 2013, $565 in 2014, $11 in 2015, $11 in 2016, $857 in 2017 and $5,065 thereafter. We expect to be able to fund debt maturities and capital expenditures from Net cash provided by operating activities, short-term investments, existing cash balances and available credit facilities.

At September 30, 2013 and 2012, we were in compliance with all required debt covenants and other restrictions related to debt agreements.

Payment of conversion premium on debt. In February 2012, we elected to pay in cash a conversion premium of $172 upon repayment of the 2012 Convertible Senior Notes in lieu of issuing common shares.

Proceeds from stock issuance, net. We received proceeds of $2 and $20 during the first nine months of 2013 and 2012, respectively, from the issuance of common stock, primarily related to employee stock sales and option exercises.

Sale of noncontrolling interests. We received $32 in proceeds, net of transaction costs, during the first nine months of 2013 related to the TMAC transaction.

Acquisition of noncontrolling interests. In the first nine months of 2013, we advanced certain funds to PTPI, an unrelated noncontrolling shareholder of PTNNT, in accordance with a loan agreement. Our economic interest in PTNNT did not change as a result of these transactions.

Dividends paid to noncontrolling interests. We paid dividends of $2 and $3 to noncontrolling interests during the first half of 2013 and 2012, respectively.

Dividends paid to common stockholders. We declared regular quarterly dividends totaling $1.025 and $1.05 per common share for the nine months ended September 30, 2013 and 2012, respectively. Additionally, Newmont Mining Corporation of Canada Limited, a subsidiary of the Company, declared regular quarterly dividends on its exchangeable shares totaling C$1.0485 per share through September 30, 2013 and C$1.0532 through September 30, 2012. We paid dividends of $509 and $521 to common stockholders in the first nine months of 2013 and 2012, respectively.

Discontinued Operations

Net operating cash used in discontinued operations was $14 and $12 in the first nine months of 2013 and 2012, respectively, related to payments on the Holt property royalty.

Off-Balance Sheet Arrangements

We have the following off-balance sheet arrangements: operating leases (as discussed in Note 28 to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2012, filed on February 22, 2013) and $1,807 of outstanding letters of credit, surety bonds and bank guarantees (see Note 26 to the Condensed Consolidated Financial Statements).

We also have sales agreements to sell copper and gold concentrates at market prices as follows (in thousands of tons):

	2013	2014	2015	2016	2017	Thereafter
Batu Hijau	103	529	—	—	—	—
Boddington	55	187	165	165	165	165
Nevada	50	48	41	71	––	––

	208	764	206	236	165	165

Other Liquidity Matters

At September 30, 2013, the Company had $1,475 in cash and cash equivalents, of which $1,264 was held in foreign subsidiaries and is primarily held in U.S. dollar denominated accounts with the remainder in foreign currencies readily convertible to U.S. dollars. At September 30, 2013, $463 of the consolidated cash and cash equivalents was attributable to noncontrolling interests primarily related to our Indonesian and Peruvian operations which is being held to fund those operations and development projects. At September 30, 2013, $324 in consolidated cash and cash equivalents ($209 attributable to Newmont) was held at certain foreign subsidiaries that, if repatriated may be subject to withholding taxes, which would generate foreign tax credits in the U.S. As a result, we expect that there would be minimal U.S. tax liability upon repatriation of these amounts after considering available foreign tax credits. All other amounts represent earnings that are taxed in the U.S. on a current basis due to being held in U.S. subsidiaries or non-U.S. subsidiaries that are flow-through entities for U.S. tax purposes.

We believe that our liquidity and capital resources from U.S. operations and flow-through foreign subsidiaries are adequate to fund our U.S. operations and corporate activities.

Environmental

Our mining and exploration activities are subject to various federal and state laws and regulations governing the protection of the environment. We have made, and expect to make in the future, expenditures to comply with such laws and regulations, but cannot predict the full amount of such future expenditures. At September 30, 2013 and December 31, 2012, $1,371 and $1,341, respectively, were accrued for reclamation costs relating to currently or recently producing mineral properties.

In addition, we are involved in several matters concerning environmental obligations associated with former mining activities. Based upon our best estimate of our liability for these matters, $181 and $198 were accrued for such obligations at September 30, 2013 and December 31, 2012, respectively. We spent $23 and $32 during the first nine months of 2013 and 2012, respectively, for environmental obligations related to the former, primarily historic, mining activities and have classified $18 as a current liability at September 30, 2013.

During the first nine months of 2013 and 2012, capital expenditures were approximately $69 and $132, respectively, to comply with environmental regulations. Ongoing costs to comply with environmental regulations have not been a significant component of operating costs.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net income (loss) attributable to Newmont stockholders	$408	$367	$(1,296)	$1,136
Loss (income) from discontinued operations	21	33	(53)	104
Impairments	29	7	1,530	38
Tax valuation allowance	—	—	535	—
TMAC transaction costs	—	—	30	—
Restructuring and other	12	20	28	20
Asset sales	(243)	(1)	(243)	(8)
Boddington contingent consideration	—	—	—	8

Adjusted net income	$227	$426	$531	$1,298

Adjusted net income per share, basic	$0.46	$0.86	$1.07	$2.62
Adjusted net income per share, diluted	$0.46	$0.85	$1.07	$2.60

Net income (loss) attributable to Newmont stockholders for the three and nine months ended September 30, 2013 was impacted by stockpile and leach pad write-downs of $35 and $310, respectively, net of tax and minority interest, which is not reflected in the table above.

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

The following tables reconcile these non-GAAP measures to the most directly comparable GAAP measures.

Costs applicable to sales per ounce

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Costs applicable to sales:
Consolidated per financial statements(1)	$885	$950	$3,012	$2,746
Noncontrolling interests(2)	(81)	(99)	(289)	(278)

Attributable to Newmont	$804	$851	$2,723	$2,468

Gold sold (thousand ounces):
Consolidated	1,365	1,370	3,948	4,138
Noncontrolling interests(2)	(135)	(181)	(424)	(554)

Attributable to Newmont	1,230	1,189	3,524	3,584

Costs applicable to sales per ounce:
Consolidated	$649	$693	$763	$664
Attributable to Newmont	$654	$716	$773	$689

(1)	Includes by-product credits of $67 and $155 in the third quarter and first nine months of 2013, respectively and $57 and $165 in the third quarter and first nine months of 2012, respectively.
(2)	Relates to partners’ interests in Batu Hijau and Yanacocha.

Costs applicable to sales per pound

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Costs applicable to sales:
Consolidated per financial statements(1)	$151	$138	$721	$361
Noncontrolling interests(2)	(63)	(51)	(300)	(131)

Attributable to Newmont	$88	$87	$421	$230

Copper sold (million pounds):
Consolidated	57	58	156	162
Noncontrolling interests(2)	(22)	(21)	(53)	(59)

Attributable to Newmont	35	37	103	103

Costs applicable to sales per pound:
Consolidated	$2.63	$2.38	$4.61	$2.23
Attributable to Newmont	$2.56	$2.35	$4.09	$2.23

(1)	Includes by-product credits of $1 and $3 in the third quarter and first nine months of 2013, respectively and $3 and $8 in the third quarter and first nine months of 2012, respectively.
(2)	Relates to partners’ interests in Batu Hijau.

Net attributable costs applicable to sales per ounce

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Attributable costs applicable to sales:
Gold	$804	$851	$2,723	$2,468
Copper	88	87	421	230

	892	938	3,144	2,698

Copper revenue:
Consolidated	(178)	(206)	(461)	(569)
Noncontrolling interests(1)	70	75	157	209

	(108)	(131)	(304)	(360)

Net attributable costs applicable to sales	$784	$807	$2,840	$2,338

Attributable gold ounces sold (thousands)	1,230	1,189	3,524	3,584
Net attributable costs applicable to sales per ounce	$637	$679	$806	$652

(1)	Relates to partners’ interests in Batu Hijau.

All-In Sustaining Costs

Newmont has worked to develop a metric that expands on GAAP measures such as cost of goods sold and non-GAAP measures to provide visibility into the economics of our gold mining operations related to expenditures, operating performance and the ability to generate cash flow from operations.

Current GAAP-measures used in the gold industry, such as cost of goods sold, do not capture all of the expenditures incurred to discover, develop, and sustain gold production. Therefore, we believe that all-in sustaining costs and attributable all-in sustaining costs are non-GAAP measures that provide additional information to management, investors, and analysts that aid in the understanding of the economics of our operations and performance compared to other gold producers and in the investor’s visibility by better defining the total costs associated with producing gold.

All-in sustaining cost (“AISC”) amounts are intended to provide additional information only and do not have any standardized meaning prescribed by GAAP and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with GAAP. The measures are not necessarily indicative of operating profit or cash flow from operations as determined under GAAP. Other companies may calculate these measures differently as a result of differences in the underlying accounting principles, policies applied and in accounting frameworks such as in International Financial Reporting Standards (“IFRS”), or by reflecting the benefit from selling non-gold metals as a reduction to AISC. Differences may also arise related to definitional differences of sustaining versus development capital activities based upon each company’s internal policies.

The following disclosure provides information regarding the adjustments made in determining the All-in sustaining costs measure:

Cost Applicable to Sales—Includes all direct and indirect costs related to current gold production incurred to execute the current mine plan. It is accounted for on an accrual basis and excludes Amortization and Reclamation and remediation, which is consistent with our presentation of Costs Applicable to Sales (“CAS”) on the Statement of Consolidated Income. In determining All-in sustaining costs, only the CAS associated with producing and selling an ounce of gold is included in the measure. Therefore, the amount of gold CAS included in AISC is derived from the CAS presented in the Company’s Statement of Consolidated Income less the amount of CAS attributable to the production of copper at our Boddington and Batu Hijau mines. The copper CAS at those mine sites is disclosed in Note 3 – Segments that accompanies the Consolidated Financial Statements. The allocation of CAS between gold and copper at the Boddington and Batu Hijau mines is based upon the relative percentage of copper and gold sold during the period.

Remediation Costs—Includes accretion expense related to asset retirement obligations (“ARO”) and the amortization of the related Asset Retirement Cost (“ARC”) for the Company’s operating properties recorded as an ARC asset. Accretion related to ARO and the amortization of the ARC assets for reclamation and remediation do not reflect annual cash outflows but are calculated in accordance with GAAP. The accretion and amortization reflect the periodic costs of reclamation and remediation associated with current gold production and are therefore included in the measure. The allocation of these costs to gold and copper is determined using the same allocation used in the allocation of CAS between gold and copper at the Boddington and Batu Hijau mines.

Advanced Projects and Exploration—Includes incurred expenses related to projects that are designed to increase or enhance current gold production and gold exploration. We note that as current resources are depleted, exploration and advance projects are necessary for us to replace the depleting reserves or enhance the recovery and processing of the current reserves. As this relates to sustaining our gold production, and is considered a continuing cost of a mining company, these costs are included in the AISC measure. These costs are derived from the Advanced projects, research and development and Exploration amounts presented in the Company’s Statement of Consolidated Income less the amount attributable to the production of copper at our Boddington and Batu Hijau mines. The allocation of these costs to gold and copper is determined using the same allocation used in the allocation of CAS between gold and copper at the Boddington and Batu Hijau mines.

General and Administrative—Includes cost related to administrative tasks not directly related to current gold production, but rather related to support our corporate structure and fulfilling our obligations to operate as a public company. Including these expenses in the AISC metric provides visibility of the impact that general and administrative activities have on current operations and profitability on a per ounce basis.

Other Expense, net—Includes costs related to regional administration and community development to support current gold production. We exclude certain exceptional or unusual expenses from Other expense, net, such as restructuring, as these are not indicative to sustaining our current gold operations. Furthermore, this adjustment to Other expense, net is also consistent with the nature of the adjustments made to Net income (loss) as disclosed in the Company’s non-GAAP financial measure Adjusted net income (loss). The allocation of these costs to gold and copper is determined using the same allocation used in the allocation of CAS between gold and copper at the Boddington and Batu Hijau mines.

Sustaining Capital—We determined sustaining capital as those capital expenditures that are necessary to maintain current gold production and execute the current mine plan. Capital expenditures to develop new operations, or related to projects at existing operations where these projects will enhance gold production or reserves, are considered development. We determined the breakout of sustaining and development capital costs based on a systematic review of our project portfolio in light of the nature of each project. Sustaining capital costs are relevant to the AISC metric as these are needed to maintain the Company’s current gold operations and provide improved transparency related to our ability to finance these expenditures from current operations. The allocation of these costs to gold and copper is determined using the same allocation used in the allocation of CAS between gold and copper at the Boddington and Batu Hijau mines.

Three Months Ended September 30, 2013	Costs Applicable to Sales(1)(2)	Remediation Costs(3)	Advanced Projects and Exploration	General and Administrative	Other Expense, Net(4)	Sustaining Capital(5)	All-In Sustaining Costs	Ounces Sold (000)(6)	All-In Sustaining Costs per ounce
Nevada	$251	$3	$25	$—	$5	$62	$346	479	$722
La Herradura	40	—	10	—	—	11	61	52	1,173
Other North America	—	—	1	—	1	1	3	—

North America	291	3	36	—	6	74	410	531	772

Yanacocha	154	23	9	—	36	38	260	261	996
Conga	—	—	15	—	3	—	18	—
Other South America	—	—	4	—	(1)	—	3	—

South America	154	23	28	—	38	38	281	261	1,077

Attributable to Newmont							146	133	1,098

Boddington	152	2	1	—	1	20	176	147	1,197
Other Australia/New Zealand	202	7	7	—	8	41	265	266	996

Australia/New Zealand	354	9	8	—	9	61	441	413	1,068

Batu Hijau	11	—	1	—	—	3	15	14	1,071

Indonesia	11	—	1	—	—	3	15	14	1,071

Attributable to Newmont							8	7	1,071

Ahafo	75	—	12	—	7	23	117	146	801
Akyem	—	—	2	—	—	—	2	—
Other Africa	—	—	3	—	—	—	3	—

Africa	75	—	17	—	7	23	122	146	836

Corporate and Other	—	—	36	48	2	1	87	—

Consolidated	$885	$35	$126	$48	$62	$200	$1,356	1,365	$993

Attributable to Newmont(6)							$1,214	1,230	$987

(1)	Excludes Amortization and Reclamation and remediation.
(2)	Includes stockpile and leachpad write-downs of $3 at Nevada, $10 at Yanacocha, $20 at Boddington, and $2 at Batu Hijau.
(3)	Remediation costs include operating accretion and amortization of asset retirement costs.
(4)	Other expense, net is adjusted for restructuring of $20.
(5)	Excludes capital expenditures for the following development projects: Phoenix Copper Leach, Turf Vent Shaft, Yanacocha Bio Leach, Conga, Merian, Ahafo Mill Expansion, and Akyem for 2013.
(6)	Excludes our attributable production from La Zanja and Duketon.

Three Months Ended September 30, 2012	Costs Applicable to Sales(1)(2)	Remediation Costs(3)	Advanced Projects and Exploration	General and Administrative	Other Expense, Net(4)	Sustaining Capital(5)	All-In Sustaining Costs	Ounces Sold (000)(6)	All-In Sustaining Costs per ounce
Nevada	$292	$3	$47	$—	$7	$101	$450	442	$1,018
La Herradura	31	—	11	—	—	10	52	51	1,020
Other North America	—	—	1	—	—	—	1	—	—

North America	323	3	59	—	7	111	503	493	1,020

Yanacocha	185	8	14	—	13	142	362	356	1,017
Conga	—	—	9	—	—	—	9	—	—
Other South America	—	—	15	—	2	(1)	16	—	—

South America	185	8	38	—	15	141	387	356	1,087

Attributable to Newmont							206	183	1,126

Boddington	155	2	2	—	—	19	178	167	1,066
Other Australia/New Zealand	201	6	23	—	11	59	300	216	1,389

Australia/New Zealand	356	8	25	—	11	78	478	383	1,248

Batu Hijau	17	1	1	—	1	5	25	15	1,667

Indonesia	17	1	1	—	1	5	25	15	1,667

Attributable to Newmont							10	7	1,667

Ahafo	69	1	20	—	7	25	122	123	992
Akyem	—	—	6	—	—	—	6	—	—
Other Africa	—	—	3	—	—	—	3	—	—

Africa	69	1	29	—	7	25	131	123	1,065

Corporate and Other	—	—	30	51	6	4	91	—	—

Consolidated	$950	$21	$182	$51	$47	$364	$1,615	1,370	$1,179

Attributable to Newmont(6)							$1,419	1,189	$1,193

(1)	Excludes Amortization and Reclamation and remediation.
(2)	Includes stockpile and leach pad write-downs of $2 at Yanacocha and $2 at Other Australia/New Zealand.
(3)	Remediation costs include operating accretion and amortization of asset retirement costs.
(4)	Other expense, net is adjusted for Hope Bay care and maintenance of $27 and restructuring of $48.
(5)	Excludes capital expenditures for the following development projects: Phoenix Copper Leach, Turf Vent Shaft, Emigrant, Yanacocha Bio Leach, Conga, Merian, Tanami Shaft, Ahafo Mill Expansion, and Akyem for 2012.
(6)	Excludes our attributable production from La Zanja and Duketon.

Nine Months Ended September 30, 2013	Costs Applicable to Sales(1)(2)	Remediation Costs(3)	Advanced Projects and Exploration	General and Administrative	Other Expense, Net(4)	Sustaining Capital(5)	All-In Sustaining Costs	Ounces Sold (000)(6)	All-In Sustaining Costs per ounce
Nevada	$799	$10	$78	$—	$13	$198	$1,098	1,229	$893
La Herradura	122	—	31	—	—	61	214	161	1,329
Other North America	—	—	2	—	4	1	7	—

North America	921	10	111	—	17	260	1,319	1,390	949

Yanacocha	509	68	32	—	61	108	778	836	931
Conga	—	—	16	—	2	—	18	—
Other South America	—	—	14	—	—	—	14	—

South America	509	68	62	—	63	108	810	836	969

Attributable to Newmont							423	429	986

Boddington	578	5	1	—	2	64	650	540	1,204
Other Australia/New Zealand	697	19	31	—	32	118	897	742	1,209

Australia/New Zealand	1,275	24	32	—	34	182	1,547	1,282	1,207

Batu Hijau	81	1	2	—	2	10	96	33	2,909
Other Indonesia	—	—	—	—	(2)	—	(2)	—

Indonesia	81	1	2	—	—	10	94	33	2,848

Attributable to Newmont							45	16	2,813

Ahafo	226	2	36	—	21	98	383	407	941
Akyem	—	—	7	—	—	—	7	—
Other Africa	—	—	11	—	1	—	12	—

Africa	226	2	54	—	22	98	402	407	988

Corporate and Other	—	—	88	158	16	8	270	—

Consolidated	$3,012	$105	$349	$158	$152	$666	$4,442	3,948	$1,125

Attributable to Newmont(6)							$4,006	3,524	$1,137

(1)	Excludes Amortization and Reclamation and remediation.
(2)	Includes stockpile and leach pad write-downs of $3 at Nevada, $63 at Yanacocha, $90 at Boddington, $50 at Other Australia/New Zealand, and $50 at Batu Hijau.
(3)	Remediation costs include operating accretion and amortization of asset retirement costs.
(4)	Other expense, net is adjusted for restructuring of $50 and TMAC transaction costs of $45.
(5)	Excludes capital expenditures for the following development projects: Phoenix Copper Leach, Turf Vent Shaft, Yanacocha Bio Leach, Conga, Merian, Ahafo Mill Expansion, and Akyem for 2013.
(6)	Excludes attributable sales from La Zanja and Duketon.

Nine Months Ended September 30, 2012	Costs Applicable to Sales(1)(2)	Remediation Costs(3)	Advanced Projects and Exploration	General and Administrative	Other Expense, Net(4)	Sustaining Capital(5)	All-In Sustaining Costs	Ounces Sold (000)(6)	All-In Sustaining Costs per ounce
Nevada	$817	$9	$124	$—	$17	$404	$1,371	1,236	$1,109
La Herradura	96	—	28	—	—	38	162	164	988
Other North America	—	—	2	—	3	—	5	—

North America	913	9	154	—	20	442	1,538	1,400	1,099

Yanacocha	523	25	49	—	48	375	1,020	1,087	938
Conga	—	—	48	—	—	—	48	—
Other South America	—	—	59	—	2	—	61	—

South America	523	25	156	—	50	375	1,129	1,087	1,039

Attributable to Newmont							609	558	1,091

Boddington	449	5	6	—	2	61	523	507	1,032
Other Australia/New Zealand	573	17	66	—	39	167	862	674	1,279

Australia/New Zealand	1,022	22	72	—	41	228	1,385	1,181	1,173

Batu Hijau	47	2	3	—	6	15	73	48	1,521
Other Indonesia	—	—	—	—	(3)	—	(3)	—

Indonesia	47	2	3	—	3	15	70	48	1,458

Attributable to Newmont							32	23	1,391

Ahafo	241	3	42	—	18	66	370	422	877
Akyem	—	—	15	—	—	—	15	—
Other Africa	—	—	8	—	1	—	9	—

Africa	241	3	65	—	19	66	394	422	934

Corporate and Other	—	—	97	162	19	19	297	—

Consolidated	$2,746	$61	$547	$162	$152	$1,145	$4,813	4,138	$1,163

Attributable to Newmont(6)							$4,255	3,584	$1,187

(1)	Excludes Amortization and Reclamation and remediation.
(2)	Includes stockpile and leach pad write-downs of $5 at Yanacocha and $22 at Other Australia/New Zealand.
(3)	Remediation costs include operating accretion and amortization of asset retirement costs.
(4)	Other expense, net is adjusted for Hope Bay care and maintenance of $129, Boddington contingent consideration of $12, and restructuring costs of $48.
(5)	Excludes capital expenditures for the following development projects: Phoenix Copper Leach, Turf Vent Shaft, Emigrant, Yanacocha Bio Leach, Conga, Merian, Tanami Shaft, Ahafo Mill Expansion, and Akyem for 2012.
(6)	Excludes our attributable production from La Zanja and Duketon.

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

	Gold
	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Average realized price per ounce	$1,322	$1,659	$1,442	$1,649
Costs applicable to sales per ounce	(649)	(693)	(763)	(664)

	$673	$966	$679	$985

	Copper
	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Average realized price per pound	$3.10	$3.55	$2.95	$3.51
Costs applicable to sales per pound	(2.63)	(2.38)	(4.61)	(2.23)

	$0.47	$1.17	$(1.66)	$1.28

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

Decreases in the market price of gold and copper can also significantly affect the value of our product inventory and stockpiles and it may be necessary to record a write-down to the net realizable value (“NRV”). NRV represents the estimated future sales price based on short-term and long-term metals prices, less estimated costs to complete production and bring the product to sale. The primary factors that influence the need to record write-downs of stockpiles and product inventory include short-term and long-term metals prices and costs for production inputs such as labor, fuel and energy, materials and supplies, as well as realized ore grades and recovery rates. The significant assumptions in determining the stockpile NRV for each mine site reporting unit at September 30, 2013 included production cost and capitalized expenditure assumptions unique to each operation, a long-term gold price of $1,400 per ounce, a long-term copper price of $3.00 per pound and an Australian to U.S. dollar exchange rate of $ 0.935.

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

Foreign Currency Exchange Risk

We had the following foreign currency derivative contracts outstanding at September 30, 2013:

	Expected Maturity Date
	2013	2014	2015	2016	2017	2018	Total Average
A$ Operating Fixed Forward Contracts:
A$ notional (millions)	323	1,118	848	564	273	44	3,170
Average rate ($/A$)	0.95	0.93	0.92	0.92	0.91	0.89	0.93
Expected hedge ratio	87%	71%	55%	37%	18%	7%
NZ$ Operating Fixed Forward Contracts:
NZ$ notional (millions)	22	59	14	—	—	—	95
Average rate ($/NZ$)	0.80	0.80	0.77	—	—	—	0.80
Expected hedge ratio	73%	54%	16%	—	—	—

The fair value of the A$ foreign currency operating derivative contracts was a net liability position of $82 at September 30, 2013 and a net asset position of $250 at December 31, 2012. The fair value of the NZ$ foreign currency derivative contracts was a net asset position of $2 at September 30, 2013 and December 31, 2012.

In order to reduce derivative exposure to a lower Australian dollar, in October 2013 we began closing out certain foreign currency contracts. As of October 25, 2013 we settled approximately A$2,100 in notional contracts for a net gain of approximately $46. These gains will be held in Other Comprehensive Income (“OCI”) as the hedged transactions, A$ denominated operating costs, are still probable of occurring over the original time period. The amount deferred in OCI will be recognized in earnings over a period of five years as the original hedged transactions occur. From time to time and depending upon business considerations and market conditions, we may consider closing out additional Australian dollar hedging contracts, or conversely, may enter into new Australian dollar hedging contracts.

Diesel Price Risk

We had the following diesel derivative contracts outstanding at September 30, 2013:

	Expected Maturity Date
	2013	2014	2015	2016	Total Average
Diesel Fixed Forward Contracts:
Diesel gallons (millions)	7	24	13	3	47
Average rate ($/gallon)	2.90	2.87	2.77	2.69	2.84
Expected hedge ratio	70%	62%	33%	10%

The fair value of the diesel derivative contracts was a liability position of $1 at September 30, 2013 and a net asset position of $1 at December 31, 2012.

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

London Metal Exchange (“LME”) copper prices averaged $3.21 per pound during the three months ended September 30, 2013, compared with the Company’s recorded average provisional price of $3.16 per pound before mark-to-market adjustments and treatment and refining charges. LME copper prices averaged $3.35 per pound during the nine months ended September 30, 2013, compared with the Company’s recorded average provisional price of $3.30 per pound before mark-to-market adjustments and treatment and refining charges. During the three and nine months ended September 30, 2013, changes in copper prices resulted in a provisional pricing mark-to-market gains of $14 ($0.25 per pound) and loss of $10 ($0.06 per pound), respectively. At September 30, 2013, Newmont had copper sales of 59 million pounds priced at an average of $3.31 per pound, subject to final pricing over the next several months. Each $0.10 change in the price for provisionally priced sales would have an approximate $2 effect on our net income(loss) attributable to Newmont stockholders. The LME closing settlement price at September 30, 2013 for copper was $3.31 per pound.

The average London P.M. fix for gold was $1,326 per ounce during the three months ended September 30, 2013, compared with the Company’s recorded average provisional price of $1,330 per ounce before mark-to-market adjustments and treatment and refining charges. The average London P.M. fix for gold was $1,456 per ounce during the nine months ended September 30, 2013, compared to the Company’s recorded average provisional price of $1,452 per ounce before mark-to-market adjustments and treatment and refining charges. During the three and nine months ended September 30, 2013, changes in gold prices resulted in a provisional pricing mark-to-market gains of $9 ($6 per ounce) and loss of $13 ($3 per ounce), respectively. At September 30, 2013, Newmont had gold sales of 50,000 ounces priced at an average of $1,327 per ounce, subject to final pricing over the next several months. Each $25 change in the price for provisionally priced gold sales would have an approximately $1 effect on our net income(loss) attributable to Newmont stockholders. The London P.M. closing settlement price at September 30, 2013 for gold was $1,327 per ounce.

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

ITEM 2.	ISSUER PURCHASES OF EQUITY SECURITIES.

			(c)	(d)
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that may yet be Purchased under the Plans or Programs
July 1, 2013 through July 31, 2013	—	—	—	N/A
August 1, 2013 through August 31, 2013	—	—	—	N/A
September 1, 2013 through September 30, 2013	—	—	—	N/A

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES

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

NEWMONT MINING CORPORATION (Registrant)

Date: October 31, 2013	/s/ LAURIE BRLAS
Laurie Brlas Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: October 31, 2013	/s/ CHRISTOPHER S. HOWSON
Christopher S. Howson Vice President and Controller (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number		Description

10.1	—	Amendment Three to the December 31, 2008 restated Savings Equalization Plan of Newmont USA Limited, a wholly owned subsidiary of the Registrant, effective January 1, 2013, filed herewith.

10.2	—	Amendment Four to the December 31, 2008 restated Savings Equalization Plan of Newmont USA Limited, a wholly owned subsidiary of the Registrant, effective September 1, 2013, filed herewith.

12.1	—	Computation of Ratio of Earnings to Fixed Charges, filed herewith.

31.1	—	Certification Pursuant to Rule 13A-14 or 15-D-14 of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 signed by the Principal Executive Officer, filed herewith.

31.2	—	Certification Pursuant to Rule 13A-14 or 15-D-14 of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 signed by the Principal Financial Officer, filed herewith.

32.1	—	Statement Required by 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed by the Principal Executive Officer, filed herewith. (1)

32.2	—	Statement Required by 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed by the Principal Financial Officer, filed herewith. (1)

95	—	Information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act, filed herewith.

101	—

101.INS         XBRL Instance

101.SCH       XBRL Taxonomy Extension Schema

101.CAL       XBRL Taxonomy Extension Calculation

101.LAB       XBRL Taxonomy Extension Labels

101.PRE       XBRL Taxonomy Extension Presentation

101.DEF       XBRL Taxonomy Extension Definition

(1)	This document is being furnished in accordance with SEC Release Nos. 33-8212 and 34-47551.