Form 10-K
period 2013-12-31
NEWMONT MINING CORP /DE/
filed 2014-02-21
CIK 1164727

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE	SECURITIES EXCHANGE ACT OF 1934

           For the Fiscal Year Ended December 31, 2013

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒

At June 28, 2013, the aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant was $14,891,640,225 based on the closing sale price as reported on the New York Stock Exchange. There were 493,245,093 shares of common stock outstanding (and 4,673,133 exchangeable shares exchangeable into Newmont Mining Corporation common stock on a one-for-one basis) on February 12, 2014.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Registrant’s definitive Proxy Statement submitted to the Registrant’s stockholders in connection with our 2014 Annual Stockholders Meeting to be held on April 23, 2014, are incorporated by reference into Part III of this report.

i

ii

NEWMONT MINING CORPORATION

PART I

ITEM 1.	BUSINESS (dollars in millions except per share, per ounce and per pound amounts)

Introduction

Newmont Mining Corporation is primarily a gold producer with significant operations and/or assets in the United States, Australia, Peru, Indonesia, Ghana, New Zealand and Mexico. At December 31, 2013, Newmont had attributable proven and probable gold reserves of 88.4 million ounces and an aggregate land position of approximately 24,000 square miles (62,000 square kilometers). Newmont is also engaged in the production of copper, principally through Batu Hijau in Indonesia and Boddington in Australia. Newmont Mining Corporation’s original predecessor corporation was incorporated in 1921 under the laws of Delaware.

Newmont’s corporate headquarters are in Greenwood Village, Colorado, USA. In this report, “Newmont,” the “Company,” “our” and “we” refer to Newmont Mining Corporation together with our affiliates and subsidiaries, unless the context otherwise requires. References to “A$” refer to Australian currency, “C$” to Canadian currency and “NZ$” to New Zealand currency.

Newmont’s Sales and long-lived assets are geographically distributed as follows:

	Sales			Long-Lived Assets
	2013	2012	2011	2013	2012	2011
Australia/New Zealand	33%	29%	28%	17%	26%	29%
United States	29%	29%	26%	31%	33%	35%
Peru	18%	22%	19%	20%	17%	14%
Ghana	11%	9%	8%	14%	10%	8%
Indonesia	6%	7%	15%	16%	13%	13%
Mexico	3%	4%	4%	2%	1%	1%

Segment Information, Export Sales, etc.

Our regions include North America, South America, Australia/New Zealand, Indonesia, and Africa. Our North America segment consists primarily of Nevada in the United States and La Herradura in Mexico. Our South America segment consists primarily of Yanacocha and Conga in Peru. Our Australia/New Zealand segment consists primarily of Boddington in Australia and other smaller operations in Australia and New Zealand. Our Indonesia segment consists primarily of Batu Hijau in Indonesia. Our Africa segment consists primarily of Ahafo and Akyem in Ghana. See Item 1A, Risk Factors, below and Note 3 to the Consolidated Financial Statements for information relating to our operating segments, domestic and export sales and lack of dependence on a limited number of customers.

Products

References in this report to “attributable gold ounces” or “attributable copper pounds” mean that portion of gold or copper produced, sold or included in proven and probable reserves based on our ownership and/or economic interest, unless otherwise noted.

Gold

General.    We had consolidated gold production of 5.5 million ounces (5.1 million attributable ounces) in 2013, 5.6 million ounces (5.0 million attributable ounces) in 2012 and 5.9 million ounces (5.2 million attributable ounces) in 2011. Of our 2013 consolidated gold production, approximately 36% came from North America, 19% from South America, 31% from Australia, 1% from Indonesia, and 13% from Africa.

NEWMONT MINING CORPORATION

For 2013, 2012 and 2011, 92%, 92% and 88%, respectively, of our Sales were attributable to gold. Most of our Sales comes from the sale of refined gold. The end product at our gold operations, however, is generally doré bars. Doré is an alloy consisting primarily of gold but also containing silver and other metals. Doré is sent to refiners to produce bullion that meets the required market standard of 99.95% gold. Under the terms of our refining agreements, the doré bars are refined for a fee, and our share of the refined gold and the separately-recovered silver is credited to our account or delivered to buyers. Gold sold from Batu Hijau in Indonesia and a portion of the gold from Boddington in Australia, Phoenix in Nevada and Yanacocha in Peru, is sold in a concentrate containing other metals such as copper and silver.

Gold Uses.    Gold generally is used for fabrication or investment. Fabricated gold has a variety of end uses, including jewelry, electronics, dentistry, industrial and decorative uses, medals, medallions and official coins. Gold investors buy gold bullion, official coins and jewelry.

Gold Supply.    A combination of current mine production, recycling and draw-down of existing gold stocks held by governments, financial institutions, industrial organizations and private individuals make up the annual gold supply. Based on public information available for the years 2010 through 2013, on average, current mine production has accounted for over 60% of the annual gold supply.

Gold Price.    The following table presents the annual high, low and average daily afternoon fixing prices for gold over the past ten years on the London Bullion Market ($/ounce):

Year	High	Low	Average
2004	$454	$375	$410
2005	$536	$411	$444
2006	$725	$525	$604
2007	$841	$608	$695
2008	$1,011	$713	$872
2009	$1,213	$810	$972
2010	$1,421	$1,058	$1,225
2011	$1,895	$1,319	$1,572
2012	$1,792	$1,540	$1,669
2013	$1,694	$1,192	$1,411
2014 (through February 12, 2014)	$1,290	$1,221	$1,251

Source: Kitco, Reuters and the London Bullion Market Association

On February 12, 2014, the afternoon fixing gold price on the London Bullion Market was $1,290 per ounce and the spot market gold price on the New York Commodity Exchange was $1,295 per ounce.

We generally sell our gold at the prevailing market price during the month in which the gold is delivered to the buyers. We recognize revenue from a sale when the price is determinable, the gold has been delivered, the title has been transferred and collection of the sales price is reasonably assured.

Copper

General.    We had consolidated copper production of 227 million pounds (144 million attributable pounds) in 2013, 224 million pounds (143 million pounds) in 2012 and 338 million pounds (197 million pounds) in 2011. Copper production is in the form of concentrate that is sold to smelters for further treatment and refining. For 2013, 2012 and 2011, 8%, 8% and 12%, respectively, of our Sales were attributable to copper.

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

Copper Supply.    A combination of current mine production and recycled scrap material make up the annual copper supply. The scrap copper market typically accounts for approximately 35% of global copper consumption.

Copper Price.    The copper price is quoted on the London Metal Exchange in terms of dollars per metric ton of high grade copper. The following table presents the dollar per pound equivalent of the annual high, low and average daily prices of high grade copper on the London Metal Exchange over the past ten years ($/pound):

Year	High	Low	Average
2004	$1.49	$1.06	$1.30
2005	$2.11	$1.39	$1.67
2006	$3.99	$2.06	$3.05
2007	$3.77	$2.37	$3.24
2008	$4.08	$1.26	$3.15
2009	$3.33	$1.38	$2.36
2010	$4.38	$2.75	$3.43
2011	$4.62	$3.05	$4.00
2012	$3.96	$3.30	$3.61
2013	$3.75	$3.01	$3.33
2014 (through February 12, 2014)	$3.37	$3.22	$3.29

Source: London Metal Exchange

On February 12, 2014, the high grade copper closing price on the London Metal Exchange was $3.25 per pound.

We generally sell our copper concentrate based on the monthly average market price for the third month following the month in which the delivery to the smelter takes place. We recognize revenue from a sale when the price is determinable, the concentrate has been loaded on a vessel, the title has been transferred and collection of the sales price is reasonably assured. For revenue recognition, we use a provisional price based on the average prevailing market price during the two week period prior to completion of vessel loading. The copper concentrate is marked to market through earnings as an adjustment to revenue until final settlement.

We generally sell our copper cathode based on the weekly average market price for the week following production. Title is transferred upon loading of the buyer’s truck. Revenue from the sale of copper cathode is currently accounted for as a by-product credit to Costs applicable to sales.

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

NEWMONT MINING CORPORATION

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

At Batu Hijau, ore containing copper and gold is crushed to a coarse size at the mine and then transported from the mine via conveyor to a concentrator, where it is finely ground and then treated by successive stages of flotation, resulting in a copper/gold concentrate containing approximately 20% to 24% copper. The concentrate is dewatered and stored for loading onto ships for transport to smelters.

At Boddington and Phoenix, ore containing copper and gold is crushed to a coarse size at the mine and then transported via conveyor to a process plant, where it is further crushed and then finely ground as a slurry. The ore is initially treated by successive stages of flotation resulting in a copper/gold concentrate containing approximately 15% to 20% copper. Flotation concentrates are also processed via a gravity circuit to recover fine liberated gold and then dewatered and stored for loading onto ships for transport to smelters. The flotation tailings has a residual gold content that is recovered in a carbon-in-leach circuit.

In addition, at Phoenix, copper heap leaching is performed on copper oxide ore and enriched copper sulphide ore to produce copper cathodes. Heap leaching is accomplished by stacking uncrushed ore onto synthetically lined pads where it is contacted with a dilute sulphuric acid solution thus leaching the acid soluble minerals into a copper sulphate solution. The copper sulphate solution is then collected and pumped to the solvent extraction (“SX”) plant. The SX process consists of two steps. During the first step, the copper is extracted into an organic solvent solution. The loaded organic solution is then pumped to the second step where copper is stripped with a strong acid solution before being sent through the electrowinning process. Cathodes produced in electrowinning are 99.99% copper.

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

NEWMONT MINING CORPORATION

Gold, Copper and Silver Reserves

At December 31, 2013, we had 88.4 million attributable ounces of proven and probable gold reserves. We reduced proven and probable reserves by 4.6 million ounces, and depleted 6.2 million ounces during 2013. 2013 reserves were calculated at a gold price assumption of $1,300, A$1,415 or NZ$1,675 per ounce. A reconciliation of the changes in attributable proven and probable gold reserves during the past three years is as follows:

	2013	2012	2011
(millions of ounces)
Opening balance	99.2	98.8	93.5
Depletion	(6.2)	(6.2)	(6.3)
Revisions and additions, net(1)	(4.6)	5.5	11.6
Acquisitions(2)	—	1.1	—

Closing balance	88.4	99.2	98.8

A reconciliation of the changes in attributable proven and probable gold reserves for 2013 by region is as follows:

	North America	South America	Australia/ New Zealand	Indonesia	Africa
(millions of ounces)
Opening balance	37.7	12.6	26.4	3.5	19.0
Depletion	(2.8)	(0.6)	(2.0)	—	(0.8)
Revisions and additions, net(1)	(1.7)	1.0	(2.9)	(0.1)	(0.9)

Closing balance	33.2	13.0	21.5	3.4	17.3

(1)

Revisions and additions are due to reserve conversions, optimizations, model updates, metal price changes and updated operating costs and recoveries. The impact of the change in gold price assumption on reserve additions was approximately (2.5) million, 1.5 million and 3.3 million ounces in 2013, 2012 and 2011, respectively. The gold price assumption was $1,300 per ounce in 2013, $1,400 per ounce in 2012 and $1,200 per ounce in 2011.

(2)

In 2012, we completed a positive feasibility study on Merian and our interest increased from 50% to 80%. We also increased our interest in Regis Resources Ltd. to 19.75% in 2012 from 16.85% in 2011. In 2013, our interest was reduced to 19.52%.

At December 31, 2013, we had 8,130 million attributable pounds of proven and probable copper reserves. We reduced proven and probable reserves by 1,150 million pounds and depleted 230 million pounds during 2013. 2013 reserves were calculated at a copper price of $3.00 or A$3.25 per pound. A reconciliation of the changes in attributable proven and probable copper reserves during the past three years is as follows:

	2013	2012	2011
(millions of pounds)
Opening balance	9,510	9,720	9,420
Depletion	(230)	(270)	(330)
Revisions and additions, net(1)	(1,150)	60	630

Closing balance	8,130	9,510	9,720

NEWMONT MINING CORPORATION

A reconciliation of changes in attributable proven and probable copper reserves for 2013 by region is as follows:

	North America	South America	Australia/ New Zealand	Indonesia
(millions of pounds)
Opening balance	2,140	1,690	2,180	3,500
Depletion	(50)	—	(90)	(90)
Revisions and additions, net(1)	(440)	—	(600)	(110)

Closing balance	1,650	1,690	1,490	3,300

(1)

Revisions and additions are due to reserve conversions, optimizations, model updates, metal price changes and updated operating costs and recoveries. The impact of the change in copper price assumption on reserve additions was (520) million, 75 million and 370 million pounds in 2013, 2012 and 2011, respectively. The copper price assumption was $3.00 per pound in 2013, $3.25 per pound in 2012 and $3.00 per pound in 2011.

At December 31, 2013, we had 153 million ounces of attributable proven and probable silver reserves. We reduced proven and probable reserves by 24.1 million ounces and depleted 8.7 million ounces during 2013. 2013 reserves were calculated at a silver price of $20.00 per ounce. A reconciliation of the changes in proven and probable silver reserves during the past year is as follows:

	2013	2012
(millions of ounces)
Opening balance	185.8	195.0
Depletion	(8.7)	(17.2)
Revisions and additions, net(1)	(24.1)	8.0

Closing balance	153.0	185.8

A reconciliation of the changes in attributable proven and probable silver reserves for 2013 by region is as follows:

	North America	South America	Indonesia
(millions of ounces)
Opening balance	117.0	56.6	12.2
Depletion	(6.4)	(2.1)	(0.2)
Revisions and additions, net(1)	(27.5)	3.7	(0.3)

Closing balance	83.1	58.2	11.7

(1)	Revisions and additions are due to reserve conversions, optimizations, model updates, metal price changes and updated operating costs and recoveries.

Our exploration efforts are directed to the discovery of new mineralized material and converting it into proven and probable reserves. We conduct near-mine exploration around our existing mines and greenfields exploration in other regions globally. Near-mine exploration can result in the discovery of additional deposits, which may receive the economic benefit of existing operating, processing, and administrative infrastructures. In contrast, the discovery of mineralization through greenfields exploration efforts will require capital investment to build a stand-alone operation. Our Exploration expense was $247, $356 and $350 in 2013, 2012 and 2011, respectively.

For additional information, see Item 2, Properties, Proven and Probable Reserves.

NEWMONT MINING CORPORATION

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

We conduct our operations so as to protect public health and the environment and believe our operations are in compliance with applicable laws and regulations in all material respects. Each operating mine has a reclamation plan in place that meets all applicable legal and regulatory requirements. At December 31, 2013, $1,432 was accrued for reclamation costs relating to current or recently producing properties.

We are involved in several matters concerning environmental obligations associated with former, primarily historic, mining activities. Generally, these matters concern developing and implementing remediation plans at the various sites. Based upon our best estimate of our liability for these matters, $179 was accrued at December 31, 2013 for such obligations associated with properties previously owned or operated by us or our subsidiaries. The amounts accrued for these matters are reviewed periodically based upon facts and circumstances available at the time.

For a discussion of the most significant reclamation and remediation activities, see Item 7, Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations, and Notes 4 and 30 to the Consolidated Financial Statements, below.

In addition to legal and regulatory compliance, we have developed complementary programs to guide our Company toward achieving transparent and sustainable environmental and socially responsible performance objectives. Evidencing our management’s commitment towards these

NEWMONT MINING CORPORATION

objectives, our corporate headquarters are located in an environmentally sustainable, LEED, gold-certified building. We are committed to managing climate change related risks and responsibly managing our greenhouse gas emissions. We have publicly reported our greenhouse gas emissions since 2004 to the Carbon Disclosure Project and our score has improved since 2012. Our greenhouse gas emissions are independently verified to satisfy all the requirements for emissions reporting under ISO International Standard 14064-3:2006. We actively participate in the International Council on Mining and Metals (“ICMM”) and are committed to the ICMM’s 10 Principles of Sustainable Development and its commitment to implement the UN Global Compact’s 10 principles on human rights, bribery and corruption, labor and the environment. In 2013, all Newmont operated sites maintained their certification as ISO 14001 compliant, except for Akyem in Ghana. Akyem began production in late 2013 and is currently working through the process to achieve their ISO 14001 certification. We transparently report on our sustainability performance in accordance with the Global Reporting Initiative guidelines, including the Mining and Metals Sector Supplement to meet the requirements of GRI Application Level A+. As a result of our efforts, we continue to achieve milestones, such as being the first gold company listed on the Dow Jones Sustainability World Index (“DJSWI”), remaining a member of DJSWI for seven consecutive years, and receiving International Cyanide Management Code certification at the majority of Newmont operated sites as of the end of 2013 except for Akyem in Ghana and the Emigrant mine in Nevada. Emigrant and Akyem began operations in 2012 and 2013, respectively, and are currently working through the process to achieve their Cyanide Code certification within the requisite three-year Code timeframe.

Health and Safety

We conduct our operations so as to protect the health and safety (“H&S”) of our employees and contractors and believe our operations are in compliance with applicable laws and regulations in all material respects. In addition to this, the Company has established Health & Safety Management and Technical Standards that in most cases well exceed the regulatory requirements in the jurisdictions in which we operate. The quality of our Health & Safety Management System is audited on an annual basis against the OHSAS 18001 protocol and our own internal standards. All of Newmont’s operating sites maintained their OHSAS 18001 certification during 2013.

In early 2013, Newmont set a five-year target to lead the industry in H&S performance as measured by zero fatalities and the lowest Total Reportable Accident Frequency Rate and Occupational Illness Rate among its peers in the International Council on Mining and Metals (“ICMM”). To achieve our five-year target and embed a culture of Zero Harm, Newmont has centered our H&S activities on four key focus areas: injury prevention, fatality prevention, safety leadership and health and wellbeing. The energy and wisdom of our leaders and workforce is being harnessed through a number of strategic initiatives. Visible felt leadership is being demonstrated through Safety Shares, Personal Safety Plans and Safety Interactions in the field. Our workforce has been engaged through our Vital Behaviors program to share their near-miss stories, identify key behaviors that will prevent people from getting injured, and develop influence strategies to foster these Vital Behaviors, and discourage less safe behaviors. Other programs are targeting improvements in Risk Management, Process Safety, Contractor Management and Occupational Health and Hygiene.

Externally we strive to help improve the overall safety performance of the mining industry and actively participate in the ICMM Health & Safety Committee, the Mining Safety Round Table, the National Mining Association’s CORESafety program and other industry bodies promoting H&S in mining.

Employees and Contractors

Approximately 15,085 people were employed by Newmont at December 31, 2013. In addition, approximately 17,086 people were working as contractors in support of Newmont’s operations at December 31, 2013.

NEWMONT MINING CORPORATION

Forward-Looking Statements

Certain statements contained in this report (including information incorporated by reference) are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are intended to be covered by the safe harbor provided for under these sections. Words such as “expect(s),” “feel(s),” “believe(s),” “will,” “may,” “anticipate(s),” “estimate(s),” “should,” “intend(s)” and similar expressions are intended to identify forward-looking statements. Our forward-looking statements may include, without limitation:

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

Available Information

Newmont maintains a website at www.newmont.com, and makes available, through the Investor Relations section of the website, its Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Section 16 filings and all amendments to those reports, as soon as reasonably practicable after such material is electronically filed with the Securities and Exchange Commission (“SEC”). Certain other information, including Newmont’s Corporate Governance Guidelines, the charters of key committees of its Board of Directors and its Code of Business Ethics and Conduct are also available on the website.

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

Our business is dependent on the prices of gold and copper, which fluctuate on a daily basis and are affected by numerous factors beyond our control. Factors tending to influence prices include:

•	Gold sales, purchases or leasing by governments and central banks;

•	Speculative short positions taken by significant investors or traders in gold or copper;

•	The relative strength of the U.S. dollar;

•	The monetary policies employed by the world’s major Central Banks;

•	The fiscal policies employed by the world’s major industrialized economies;

•	Expectations of the future rate of inflation;

•	Interest rates;

•	Recession or reduced economic activity in the United States, China, India and other industrialized or developing countries;

•	Decreased industrial, jewelry or investment demand;

•	Increased import and export taxes;

•	Increased supply from production, disinvestment and scrap;

•	Forward sales by producers in hedging or similar transactions; and

•	Availability of cheaper substitute materials.

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

NEWMONT MINING CORPORATION

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

The reserves stated in this report represent the amount of gold and copper that we estimated, at December 31, 2013, could be economically and legally extracted or produced at the time of the reserve determination. Estimates of proven and probable reserves are subject to considerable uncertainty. Such estimates are, to a large extent, based on the prices of gold and copper and interpretations of geologic data obtained from drill holes and other exploration techniques. Producers use feasibility studies to derive estimates of capital and operating costs based upon anticipated tonnage and grades of ore to be mined and processed, the predicted configuration of the ore body, expected recovery rates of metals from the ore, the costs of comparable facilities, the costs of operating and processing equipment and other factors. Actual operating and capital cost and economic returns on projects may differ significantly from original estimates. Further, it may take many years from the initial phases of exploration until commencement of production, during which time, the economic feasibility of production may change.

Additionally, the term “mineralized material” as used in this report does not indicate proven and probable reserves as defined by the SEC or the Company’s standards. Estimates of mineralized material are subject to further exploration and development, and are, therefore, subject to considerable uncertainty. Despite the Company’s history of converting a substantial portion of mineralized material to reserves through additional drilling and study work, the Company cannot be certain that any part or parts of the mineralized material deposit will ever be confirmed or converted into SEC Industry Guide 7 compliant reserves or that mineralized material can be economically or legally extracted.

In addition, if the price of gold or copper declines from recent levels, if production costs increase or recovery rates decrease or if applicable laws and regulations are adversely changed, we can offer no assurance that the indicated level of recovery will be realized or that mineral reserves or mineralized

NEWMONT MINING CORPORATION

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

Our decision to develop a project is typically based on the results of feasibility studies, which estimate the anticipated economic returns of a project. The actual project profitability or economic feasibility may differ from such estimates as a result of any of the following factors, among others:

•	Changes in tonnage, grades and metallurgical characteristics of ore to be mined and processed;

•	Changes in input commodity and labor costs;

•	The quality of the data on which engineering assumptions were made;

•	Adverse geotechnical conditions;

•	Availability of adequate and skilled labor force;

•	Availability, supply and cost of water and power;

•	Fluctuations in inflation and currency exchange rates;

•	Availability and terms of financing;

•	Delays in obtaining environmental or other government permits or approvals or changes in the laws and regulations related to our operations or project development;

NEWMONT MINING CORPORATION

•	Changes in tax laws, the laws and/or regulations around royalties and other taxes due to the regional and national governments and royalty agreements;

•	Weather or severe climate impacts, including without limitation, prolonged or unexpected precipitation and/or sub-zero temperatures; and

•	Potential delays relating to social and community issues, including, without limitation, issues resulting in protests, road blockages or work stoppages.

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

•

Industrial accidents, including in connection with the operation of mining transportation equipment, milling equipment and/or conveyor systems and accidents associated with the preparation and ignition of large-scale blasting operations, milling, processing and transportation of chemicals, explosions or other materials;

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

NEWMONT MINING CORPORATION

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

NEWMONT MINING CORPORATION

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

NEWMONT MINING CORPORATION

A number of governments or governmental bodies have introduced or are contemplating regulatory changes in response to the potential impacts of climate change that are viewed as the result of emissions from the combustion of carbon-based fuels. At the 18th Conference of the Parties (COP) to the United Nations Framework Convention on Climate Change held in 2012, Parties to the Kyoto Protocol agreed to a second commitment period of emissions reductions from 1 January 2013 to 31 December 2020, which takes the form of an amendment to the Protocol. The 37 countries with binding targets in the second commitment period include Australia, and all members of the European Union. Several Annex I Parties who participated in Kyoto’s first-round have not taken on new targets in the second commitment period, including Japan, New Zealand, and Russia. Other Annex I Parties without second-round targets are the United States (which never became a member to the Kyoto Protocol) and Canada (which withdrew from the Kyoto Protocol effective 2012).

Some of the countries in which we operate have implemented, and are developing, laws and regulations related to climate change and greenhouse gas emissions. In December 2009, the EPA issued an endangerment finding under the U.S. Clean Air Act that current and projected concentrations of certain mixed greenhouse gases, including carbon dioxide, in the atmosphere threaten the public health and welfare. Regulations have been adopted and additional laws or regulations may be promulgated in the U.S. to address the concerns raised by such endangerment finding. To date, U.S. regulations do not impose carbon tax on our operations but may in the future. Australia passed the Clean Energy Act in 2011 that sets up a mechanism to mitigate climate change by imposing a “carbon tax” on greenhouse gas emissions and encourage investment in clean energy, which is impacting our Australian operations by approximately of $30 to $40 million annually under the current fixed price system.

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

•

Royalty and tax increases or claims, including retroactive increases and claims and requests to renegotiate terms of existing investment agreements, contracts of work, leases, royalties and taxes, by governmental entities, including such increases, claims and/or requests by the governments of Australia, Ghana, Indonesia, Mexico, New Zealand, Peru, Suriname, the United States and the State of Nevada;

•	Increases in training and other costs and challenges relating to requirements by governmental entities to employ the nationals of the country in which a particular operation is located;

NEWMONT MINING CORPORATION

•	Delays in obtaining or renewing, or the inability to obtain, maintain or renew, necessary governmental permits mining leases and other agreements and/or approvals;

•	Claims for increased mineral royalties or ownership interests by local or indigenous communities;

•	Expropriation or nationalization of property;

•	Currency fluctuations, particularly in countries with high inflation;

•	Foreign exchange controls;

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

•	Restrictions on the ability to pay dividends offshore or to otherwise repatriate funds;

•	Risk of loss due to civil strife, acts of war, guerrilla activities, insurrection and terrorism;

•	Risk of loss due to criminal activities such as trespass, local artisanal or illegal mining, theft and vandalism;

•	Risk of loss due to disease and other potential endemic health issues;

•	Risk of loss due to inability to access our properties or operations;

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

Our business is subject to U.S. Foreign Corrupt Practices Act and similar worldwide anti-bribery laws, a breach or violation of which could lead to civil and criminal fines and penalties, loss of licenses or permits and reputational harm.

We operate in certain jurisdictions that have experienced governmental and private sector corruption to some degree, and, in certain circumstances, strict compliance with anti-bribery laws may conflict with certain local customs and practices. For example, the U.S. Foreign Corrupt Practices Act and anti-bribery laws in other jurisdictions, including the U.K. Bribery Act, generally prohibit companies and their intermediaries from making improper payments for the purpose of obtaining or retaining business or other commercial advantage. Our Code of Business Ethics and Conduct and other corporate policies mandate compliance with these anti-bribery laws, which often carry substantial penalties. There can be no assurance that Newmont’s internal control policies and procedures always will protect it from recklessness, fraudulent behavior, dishonesty or other inappropriate acts committed

NEWMONT MINING CORPORATION

by the Company’s affiliates, employees or agents. As such, our corporate policies and processes may not prevent all potential breaches of law or other governance practices. Violations of these laws, or allegations of such violations, could lead to civil and criminal fines and penalties, litigation, and loss of operating licenses or permits, and may damage the Company’s reputation, which could have a material adverse effect on our business, financial position and results of operations or cause the market value of our common shares to decline.

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

In regard to issues of resource nationalism, certain government officials and members of parliament may have a preference for national mining companies to own Indonesia’s mineral assets and the government has advocated policies intended to result in development of additional in-country processing and refining of minerals mined in Indonesia and restrictions on exportation, including the smelting and refining and exportation of copper concentrates. Most recently, in January 2014, the Indonesian government issued new regulations pertaining to the export of copper concentrate that contain potentially restrictive conditions in respect of obtaining an export permit and a significant export duty. While the 2009 mining law preserves the validity of PT Newmont Nusa Tenggara’s (“PTNNT,” the entity operating the Batu Hijau mine) Contract of Work (the investment agreement entered into by PTNNT and the Indonesian government in 1986, which includes the right to export copper concentrates and a prohibition against new taxes, duties, and levies), the Company believes these new 2014 regulations to be contrary to the Contract of Work. The Indonesian government has stated its intention to apply the new regulations to PTNNT’s operations and has not yet recognized PTNNT’s rights to export copper concentrate and pay taxes, duties, and levies only in accordance with the Contract of Work. As PTNNT meets with government officials for further information and clarity regarding the new regulations, the Company continues to evaluate potential impacts to its operating plans at Batu Hijau. Due to the limited smelting and refining facilities available in Indonesia, application of the new regulations to PTNNT’s operations could result in the inability to export copper concentrate or the application of a significant export duty, which would adversely impact our future operating and financial results.

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

NEWMONT MINING CORPORATION

Over the years, we are required to apply for renewals of certain key permits related to Batu Hijau. PTNNT utilizes a submarine tailings placement (“STP”) system. The STP system is operated pursuant to a permit from the government of Indonesia that was renewed in 2011, but is subject to challenge in connection with certain legal proceedings. See Note 30 to the Consolidated Financial Statements for a more detailed discussion of pending litigation. A loss of the STP permit would be expected to adversely impact Batu Hijau operations and may adversely impact our future operating and financial results.

Our ownership interest in Batu Hijau has been reduced in accordance with the Contract of Work issued by the Indonesian Government and future reductions in our interest in PTNNT may result in our loss of control over the Batu Hijau operations.

We currently have a 31.5% direct ownership interest in PTNNT, held through Nusa Tenggara Partnership B.V. (“NTPBV”), which is owned with an affiliate of Sumitomo Corporation of Japan (“Sumitomo”). We have a 56.25% interest in NTPBV and a Sumitomo affiliate holds the remaining 43.75%. NTPBV in turn owns 56% of PTNNT, the Indonesian subsidiary that owns Batu Hijau. In December 2009, Newmont entered into a transaction with P.T. Pukuafu Indah (“PTPI”), an unrelated non-controlling shareholder in PTNNT, whereby we agreed to advance certain funds to PTPI in exchange for (i) a pledge of PTPI’s 20% shareholding in PTNNT, (ii) an assignment of dividends payable on the shares, net of withholding tax, (iii) a commitment to support the application of our standards to the operation of the Batu Hijau mine, and (iv) as of September 16, 2011, powers of attorney to vote and sell the PTNNT shares (only as further security for the financing arrangement in support of the pledge, and only enforceable in an event of default). On June 25, 2010, PTPI completed the sale of approximately a 2.2% interest in PTNNT to PT Indonesia Masbaga Investama (“PTIMI”), and, to effectuate PTPI’s desire to sell the shares, Newmont entered into a transaction with PTIMI whereby we agreed to advance certain funds to PTIMI in exchange for (i) a pledge of PTIMI’s 2.2% shareholding in PTNNT, (ii) an assignment of dividends payable on the shares, net of withholding tax, and (iii) a commitment to support the application of our standards to the operation of the Batu Hijau mine. Under the terms of the transaction, the Company has no powers of attorney or other right to vote PTIMI’s shares. Based on the above transactions, Newmont recognizes an additional 17% effective economic interest in PTNNT. Combined with Newmont’s 56.25% ownership in NTPBV, Newmont has a 48.5% effective economic interest in PTNNT and continues to consolidate Batu Hijau in its Consolidated Financial Statements.

Under the Contract of Work executed in 1986 between the Indonesian government and PTNNT, 51% of PTNNT’s shares were required to be offered for sale, first, to the Indonesian government or, second, to Indonesian nationals by March 31, 2010. On May 6, 2011 we announced that a definitive agreement was signed with an agency of the Indonesian Government’s Ministry of Finance for the sale of the final 7% divestiture stake in PTNNT. Subsequently, a dispute over the legality of the purchase under relevant laws and regulations arose between certain members of parliament and the Ministry of Finance, and the transaction has not yet closed. NTPBV and PIP have repeatedly agreed to extend the period for satisfying the closing conditions of the agreement. Upon closing of the transaction or other divestment of the 7% stake, our ownership interest in the Batu Hijau mine’s production, assets and proven and probable equity reserves will be reduced to a 27.5625% direct ownership interest as NTPBV’s ownership interest in PTNNT will be reduced to 49%, thus potentially reducing our ability to control the operation at Batu Hijau. In addition, we will have a 17% effective economic interest in PTNNT following the closing of the transaction or other divestment through financing arrangements with existing shareholders, and we have identified Variable Interest Entities in connection with our economic interests in PTNNT due to certain funding arrangements and shareholder commitments. Therefore, we expect to continue to consolidate PTNNT in our Consolidated Financial Statements after the final 7% sale is completed. Loss of effective control over PTNNT operations may result in our deconsolidation of PTNNT for accounting purposes, which would reduce our reported consolidated

NEWMONT MINING CORPORATION

sales, total assets and operating cash flows. See Note 30 to the Consolidated Financial Statements and Item 2 — Properties — Indonesia for more information about the PTNNT share divestiture.

As part of the negotiation of the 2009 divestiture share sale agreements with PT Multi Daerah Bersaing (“PTMDB”), the nominee of the local governments, the parties executed an operating agreement (the “Operating Agreement”), under which each recognizes the rights of Newmont and Sumitomo to apply their operating standards to the management of PTNNT’s operations, including standards for safety, environmental stewardship and community responsibility. The Operating Agreement became effective in February 2010 and will continue for so long as Newmont and Sumitomo collectively own more shares of PTNNT than PTMDB. If the Operating Agreement terminates, then Newmont may lose control over the applicable operating standards for Batu Hijau and will be at risk for operations conducted in a manner that either detracts from value or results in safety, environmental or social standards below those adhered to by Newmont and Sumitomo.

The Contract of Work has been and may continue to be the subject of dispute, legal review, or requests for renegotiation by the Indonesian government, and is subject to termination by the Indonesian government if we do not comply with our obligations, which would result in the loss of all or much of the value of Batu Hijau.

The divestiture provisions of the Contract of Work have been the subject of dispute. In 2008, Indonesia’s Ministry of Energy and Mineral Resources (the “MEMR”) alleged that PTNNT was in breach of its divestiture requirements under the Contract of Work and threatened to terminate the Contract of Work if PTNNT did not agree to divest shares in accordance with the direction of the MEMR. The matter was resolved by an international arbitration panel in March 2009. The arbitration decision led to NTPBV divesting 24% of PTNNT’s shares to PTMDB, the party nominated by the MEMR.

Although the Indonesian government has not, since the 2008 arbitration, alleged that PTNNT is in breach of the Contract of Work, future disputes may arise under the Contract of Work. Moreover, there have been statements, from time to time, by some within the Indonesian government who advocate elimination of Contracts of Work and who may try to instigate future disputes surrounding the Contract of Work, particularly given that Batu Hijau is a large business operated by a non-Indonesian company. Although any dispute under the Contract of Work is subject to international arbitration, there can be no assurance that we would prevail in any such dispute and any termination of the Contract of Work could result in substantial diminution in the value of our interests in PTNNT. See Note 30 to the Consolidated Financial Statements and Item 2 — Properties — Indonesia for more information about the disputes involving the Contract of Work.

In January 2009, the Indonesian Government passed a new mining law. While the law preserves the validity of the Contract of Work, and therefore, right of PTNNT to operate our Batu Hijau operations pursuant to the Contract of Work, the Indonesian government is seeking to renegotiate certain provisions of the Contract of Work to conform to certain provisions of the mining law, which includes requests for, among other things, higher royalty rates. In January 2014, the Indonesian government issued new regulations pertaining to the export of copper concentrate that contain potentially restrictive conditions in respect of obtaining an export permit and a significant export duty, which regulations conflict with the provisions of the Contract of Work. PTNNT will continue to engage with government officials in Indonesia in an effort to resolve this issue and seek clarification on the applicability of the new regulations, while also considering other remedies, including possible legal action. Failure to obtain resolution on the conflict between the new regulations and the provisions of the Contract of Work could result in a failure to obtain an export permit and potential impacts to operating plans at Batu Hijau, which could adversely impact our future operating and financial results.

NEWMONT MINING CORPORATION

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

Construction activities on our Conga project were suspended on November 30, 2011 at the request of Peru’s central government following increasing protests in Cajamarca by anti-mining activists led by the regional president. At the request of the Peruvian central government, the environmental impact assessment prepared in connection with the project, which was previously approved by the central government in October 2010, was reviewed by independent experts, in an effort to resolve allegations around the environmental viability of Conga. This review concluded that the environmental impact assessment complied with international standards and provided some recommendations to improve water management. Yanacocha is currently focusing on the construction of water reservoirs prior to the development of other project facilities. However, development of Conga is contingent upon generating acceptable project returns and getting local community and government support. Should the Company be unable to continue with the current development plan at Conga, the Company may in the future reprioritize and reallocate capital to development alternatives in Nevada, Australia, Ghana and Suriname, which may result in an impairment of the Conga project.

The Central Government of Peru continued to support responsible mining as a vehicle for the growth and future development of Peru in 2013. However, we are unable to predict whether the Central government will continue to take similar positions in the future. The regional government of Cajamarca and other political parties actively opposed the Conga project and continue to reject the viability of its development. We are unable to predict the positions that will be taken in the future and whether such positions or changes in law will affect Yanacocha or Conga. Such changes may include increased labor regulations, environmental and other regulatory requirements, and additional taxes and royalties, as well as future protests, community demands and road blockages. We cannot predict future positions of either the Central or regional government on foreign investment, mining concessions, land tenure or other regulation. Any change in government positions or laws on these issues could adversely affect the assets and operations of Yanacocha or Conga, which could have a material adverse effect on our results of operations and financial position. Additionally, any inability to continue to develop the Conga project or operate at Yanacocha could have an adverse impact on our growth if we are not able to replace its expected production.

Our Company and the mining industry are facing continued geotechnical challenges, which could adversely impact our production and profitability.

Newmont and the mining industry are facing continued geotechnical challenges due to the older age of certain of our mines and a trend toward mining deeper pits and more complex deposits. This leads to higher pit walls, more complex underground environments and increased exposure to geotechnical instability and hydrological impacts. As our operations are maturing, the open pits at many of our sites are getting deeper and we have experienced certain geotechnical failures at some of our mines, including, without limitation, in Indonesia at the Batu Hijau open-pit mine and at our operations in Australia, Nevada, Peru and Waihi.

NEWMONT MINING CORPORATION

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

The foreign currency that primarily impacts our results of operations is the Australian dollar. We estimate that every $0.10 increase in the U.S. dollar/Australian dollar exchange rate increases annually the U.S. dollar Costs applicable to sales by approximately $83 for each ounce of gold sold from operations in Australia before taking into account the impact of currency hedging. During the majority of 2013, the Australian dollar was relatively weaker than the U.S. dollar compared to 2012. The annual average Australia dollar exchange rate depreciated by approximately 7% from 2012 to 2013. We hedge a portion of our future forecasted Australian dollar denominated operating expenditures to reduce the variability of our Australian dollar exposure. At December 31, 2013 we have hedged 20%, 18%, 11%, 7% and 4% of our forecasted Australian denominated operating costs in 2014, 2015, 2016, 2017 and 2018, respectively. Our Australian dollar derivative programs will limit the benefit to Newmont of future decreases, if any, in the U.S. dollar/Australian dollar exchange rates. For additional information, see Item 7, Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations, Results of Consolidated Operations, Foreign Currency Exchange Rates, below. For a more detailed description of how currency exchange rates may affect costs, see discussion in Foreign Currency in Item 7A, Quantitative and Qualitative Discussions About Market Risk.

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

There can be no assurance that any rating currently assigned by Standard & Poor’s Rating Services or Moody’s Investors Service to Newmont will remain unchanged for any given period of time or that a rating will not be lowered if, in that rating agency’s judgment, future circumstances relating to the basis of the rating so warrant. If we are unable to maintain our outstanding debt and financial ratios at levels acceptable to the credit rating agencies, or should our business prospects or financial results deteriorate, our ratings could be downgraded by the rating agencies. In November 2013, Standard & Poor’s lowered our credit rating from BBB+ to BBB. In January 2014, Moody’s Investors Service issued a notice that Newmont’s debt has been placed on “Review for possible downgrade”. We cannot make assurances regarding the outcome of their committee’s on-going review process. A downgrade by the rating agencies could adversely affect the value of our outstanding securities, our existing debt and our ability to obtain new financing on favorable terms, if at all, and increase our borrowing costs, which in turn could impair our results of operations and financial position.

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

NEWMONT MINING CORPORATION

power may result in higher than anticipated costs, which will affect operating costs. Continued power shortages and increased costs may adversely affect our results of operations and financial position.

Continuation of our mining production is dependent on the availability of sufficient water supplies to support our mining operations.

Our mining operations require significant quantities of water for mining, ore processing and related support facilities. Our operations in North and South America and Australia are in areas where water is scarce and competition among users for continuing access to water is significant. Continuous production at our mines is dependent on our ability to maintain our water rights and claims and to defeat claims adverse to our current water uses in legal proceedings. Although each of our operations currently has sufficient water rights and claims to cover its operational demands, we cannot predict the potential outcome of pending or future legal proceedings relating to our water rights, claims and uses. Water shortages may also result from weather or environmental and climate impacts out of the Company’s control. For example, the continuation of the drought in southwest Australia could impact our raw water supply at Boddington. While we incorporated systems to address the impact of dry season as part of our operating plans, we can make no assurances that those systems will be sufficient to address all shortages in water supply, which could result in production and processing interruptions. The loss of some or all water rights for any of our mines, in whole or in part, or shortages of water to which we have rights could require us to curtail or shut down mining production and could prevent us from pursuing expansion opportunities. Laws and regulations may be introduced in some jurisdictions in which we operate which could limit our access to sufficient water resources in our operations, thus adversely affecting our operations.

We are dependent upon information technology systems, which are subject to disruption, damage, failure and risks associated with implementation and integration.

We are dependent upon information technology systems in the conduct of our operations. Our information technology systems are subject to disruption, damage or failure from a variety of sources, including, without limitation, computer viruses, security breaches, cyber-attacks, natural disasters and defects in design. Cybersecurity incidents, in particular, are evolving and include, but are not limited to, malicious software, attempts to gain unauthorized access to data and other electronic security breaches that could lead to disruptions in systems, unauthorized release of confidential or otherwise protected information and the corruption of data. Various measures have been implemented to manage our risks related to information technology systems and network disruptions. However, given the unpredictability of the timing, nature and scope of information technology disruptions, we could potentially be subject to production downtimes, operational delays, the compromising of confidential or otherwise protected information, destruction or corruption of data, security breaches, other manipulation or improper use of our systems and networks or financial losses from remedial actions, any of which could have a material adverse effect on our cash flows, competitive position, financial condition or results of operations.

We could also be adversely affected by system or network disruptions if new or upgraded information technology systems are defective, not installed properly or not properly integrated into our operations. We are modifying the Company’s enterprise software to support various operational functions, financial reporting and controls management. The modification of this system carries risks such as cost overruns, delays and interruptions. If we are not able to successfully implement these system modifications, we will have to rely on manual reporting processes and controls over financial reporting that have not been planned, designed or tested. Various measures have been implemented to manage our risks related to the system implementation and modification, but system modification failures could have a material adverse effect on our business, financial position and results of operations and could, if not successfully implemented, adversely impact the effectiveness of our internal controls over financial reporting.

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

Production at our mines is dependent upon the efforts of our employees and, consequently, our maintenance of good relationships with our employees. Due to union activities or other employee actions, we could experience labor disputes, work stoppages or other disruptions in production that could adversely affect us. At December 31, 2013, various unions represented approximately 45% of our employee work force worldwide. There can be no assurance that any future disputes will be resolved without disruptions to operations.

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

We are currently, and may in the future become, subject to litigation, arbitration or other legal proceedings with other parties. If decided adversely to Newmont, these legal proceedings, or others that could be brought against us in the future, could have a material adverse effect on our financial position or prospects. For a more detailed discussion of pending litigation, see Note 30 to the Consolidated Financial Statements.

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

Although we have conducted title reviews of our properties, title review does not preclude third parties from challenging our title or related property rights. While we believe that we have satisfactory title to our properties, some titles may be defective or subject to challenge. In addition, certain of our Australian properties could be subject to native title or traditional landowner claims, and our ability to use these properties is dependent on agreements with traditional owners of the properties. A determination of defective title or restrictions in connection with a challenge to title rights could impact our ability to develop and operate at certain properties, which could have an adverse effect on our results of operations and financial position. For information regarding native title or traditional landowner claims, see the discussion under the Australia/New Zealand section of Item 2, Properties, below.

Competition from other natural resource companies may harm our business.

We compete with other natural resource companies to attract and retain key executives, skilled labor, contractors and other employees. We also compete with other natural resource companies for specialized equipment, components and supplies, such as drill rigs, necessary for exploration and development, as well as for rights to mine properties containing gold, copper and other minerals. We may be unable to continue to attract and retain skilled and experienced employees, to obtain the services of skilled personnel and contractors or specialized equipment or supplies, or to acquire additional rights to mine properties, which could have an adverse effect on our competitive position or adversely impact our results of operations.

Our ability to recognize the benefits of deferred tax assets is dependent on future cash flows and taxable income.

We recognize the expected future tax benefit from deferred tax assets when the tax benefit is considered to be more likely than not of being realized, otherwise, a valuation allowance is applied against deferred tax assets. Assessing the recoverability of deferred tax assets requires management to make significant estimates related to expectations of future taxable income. Estimates of future taxable income are based on forecasted cash flows from operations and the application of existing tax laws in each jurisdiction. To the extent that future cash flows and taxable income differ significantly from estimates, our ability to realize the deferred tax assets could be impacted. Additionally, future changes in tax laws could limit our ability to obtain the future tax benefits represented by our deferred tax assets. At December 31, 2013, the Company’s current and long-term deferred tax assets were $253 and $1,607, respectively.

Returns for investments in pension plans are uncertain.

We maintain pension plans for certain employees which provide for specified payments after retirement. The ability of the pension plans to provide the specified benefits depends on our funding of the plans and returns on investments made by the plans. Returns, if any, on investments are subject to fluctuations based on investment choices and market conditions. A sustained period of low returns or losses on investments could require us to fund the pension plans to a greater extent than anticipated. During the second half of 2008 and early 2009, market conditions caused the value of the investments in our pension plans to decrease significantly. As a result, we contributed $54 and $49 to the pension

NEWMONT MINING CORPORATION

plans in 2013 and 2012, respectively. If future plan investment returns are not sufficient, we may be required to increase the amount of future cash contributions. For a more detailed discussion of the funding status and expected benefit payments to plan participants, see the discussion in Employee Related Benefits, Note 13 to the Consolidated Financial Statements.

Holders of our common stock may not receive dividends.

Holders of our common stock are entitled to receive only such dividends as our Board of Directors may declare out of funds legally available for such payments. We are incorporated in Delaware and governed by the Delaware General Corporation Law. Delaware law allows a corporation to pay dividends only out of surplus, as determined under Delaware law or, if there is no surplus, out of net profits for the fiscal year in which the dividend was declared and for the preceding fiscal year. Under Delaware law, however, we cannot pay dividends out of net profits if, after we pay the dividend, our capital would be less than the capital represented by the outstanding stock of all classes having a preference upon the distribution of assets. Our ability to pay dividends will be subject to our future earnings, capital requirements and financial condition, as well as our compliance with covenants and financial ratios related to existing or future indebtedness. Although we have historically declared cash dividends on our common stock and utilized a gold price-linked dividend policy as described under Item 5, Market for Registrant’s Common Equity, Related Stockholders Matters and Issuer Purchase of Equity Securities, we are not required to declare cash dividends on our common stock and our Board of Directors may modify the dividend policy or reduce, defer or eliminate our common stock dividend in the future.

ITEM 2. PROPERTIES (dollars in millions except per share, per ounce and per pound amounts)

Production and Development Properties

Newmont’s significant production and development properties are described below. Operating statistics for each operation are presented in a table in the next section of Item 2.

NEWMONT MINING CORPORATION

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

On February 11, 2014, the sale of our Midas Operations to Klondex Mines, Ltd was completed.

Gold production from Nevada was approximately 1.8 million ounces for 2013 with ore mined from nine open pit and seven underground mines. At December 31, 2013, we reported 31.0 million ounces of gold reserves in Nevada, with 75% of those ounces in open pit mines and 25% in underground mines. We are advancing several development opportunities in Nevada, including Long Canyon.

The Nevada operations produce gold from a variety of ore types requiring different processing techniques depending on economic and metallurgical characteristics. To ensure the best use of processing capacity, we use a linear programming model to guide the flow of both mining sequence selection and routing of ore streams to various plants. Refractory ores, which require more complex, higher cost processing methods, generated 82% of Nevada’s gold production in 2013, compared with 82% in 2012 and 79% in 2011. With respect to remaining reserves, we estimate that approximately 83% are refractory ores and 17% are oxide ores. Higher-grade oxide ores are processed by conventional milling and cyanide leaching at Carlin (Mill 5) and Twin Creeks (Juniper). Lower-grade material with suitable cyanide solubility is treated on heap leach pads at Carlin and Twin Creeks. Higher-grade refractory ores are processed through either a roaster at Carlin (Mill 6) or autoclaves at Twin Creeks (Sage). Lower-grade refractory ores are processed at Carlin by flotation or direct flotation at Mill 5. Mill 5 flotation concentrates are then processed at the Carlin roaster or the Twin Creeks autoclaves and additional gold is recovered from the flotation tails by cyanide leaching. The Phoenix mill produces a gravity gold concentrate and a copper/gold flotation concentrate and recovers additional gold from cyanide leaching of the flotation tails. The Phoenix mine also constructed a copper leaching facility and a solvent extraction electrowinning facility to produce copper cathode. Ore from the Midas mine was processed by conventional milling and Merrill-Crowe zinc precipitation. Activated carbon from the various leaching circuits is treated to produce gold doré at the Carlin or Twin Creeks refineries. Zinc precipitate at Midas was refined on-site.

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

The Long Canyon project is located approximately one hundred miles from the Company’s existing infrastructure at Carlin and we believe provides the potential for significant development and operating synergies. During 2013, the project completed selection and confirmation stage work as we continue to develop our understanding of Long Canyon and the district. We have submitted a Plan-of-Operations to the BLM in support of our EIS for Phase 1 of the operations. We continue to make progress on the exploration program; a total of 71 kilometers of drilling was completed in 2013 and we anticipate an additional 61 kilometers to be drilled in 2014. We anticipate Stage 3 detailed engineering and permitting to be completed on Phase 1 by the end of 2014. At December 31, 2013 we reported 1.0 million ounces of gold reserves.

NEWMONT MINING CORPORATION

We have a 25% interest in a joint venture with Barrick in the Turquoise Ridge mine. We report our interest in Turquoise Ridge on a pro rata basis. We have an agreement to provide up to 2,000 tons per day of milling capacity at Twin Creeks to the joint venture. Barrick is the operator of the joint venture. Gold production of 54,000 ounces in 2013 were attributable to Newmont.

In Nevada, mining taxes are assessed on up to 5% of net proceeds of a mine. Net proceeds are calculated as the excess of gross yield over direct costs. Gross yield is determined as the value received when minerals are sold, exchanged for anything of value or removed from the state. Direct costs generally include the costs to develop, extract, produce, transport and refine minerals.

Mexico.    We have a 44% interest in the La Herradura joint venture and related gold properties (La Herradura, Soledad-Dipolos and Noche Buena), which are located in the Sonora desert. La Herradura is operated by Fresnillo PLC (which owns the remaining 56% interest) and comprises open pit operations with run-of-mine heap leach processing. We report our interest in La Herradura on a pro rata basis. La Herradura has been in operation since 1998. Soledad-Dipolos is located 9 kilometers northwest of La Herradura and commenced operations in January 2010. Noche Buena is located 23 kilometers northwest of La Herradura and operations commenced in Q1 2012. La Herradura produced 183,000 attributable ounces of gold in 2013, and at December 31, 2013 we reported 2.2 million attributable ounces of gold reserves. La Herradura is building an oxide mill to improve recoveries on higher grade material with commercial start-up expected in the first quarter of 2014 (depending on the timing of reinstatement of the explosives permit). The explosives permit for the Soledad-Dipolos and La Herradura operations has been suspended since mid-2013.

South America

The properties of Minera Yanacocha S.R.L. (“MYSRL”) include operations at Yanacocha and the Conga project. We hold a 51.35% interest in MYSRL with the remaining interests held by Compañia de Minas Buenaventura, S.A.A. (“Buenaventura”) (43.65%) and the International Finance Corporation (5%).

MYSRL has mining rights with respect to a large land position consisting of concessions granted by the Peruvian government to MYSRL and a related entity. These mining concessions provide for both the right to explore and exploit. However, MYSRL must first obtain the respective exploration and exploitation permits, which are generally granted in due course. MYSRL may retain mining concessions indefinitely by paying annual fees and, during exploitation, complying with a minimum annual production obligation. If the production obligations are not achieved by the end of the 20th year from the date of grant — for concessions granted in 2008 or thereafter — or by the end of 2028 — for concessions granted before 2008 — the mining concession expires. Beginning October 1, 2011, mining companies are subject to a revised royalty and special mining tax, dependent on whether or not a stabilization agreement is in effect. The revised royalty and special mining taxes are based on a sliding scale between 1% to 12%.

Yanacocha, Peru.    Yanacocha is located approximately 375 miles (604 kilometers) north of Lima and 30 miles (48 kilometers) north of the city of Cajamarca. Yanacocha began production in 1993 and currently has active open pit mines at Cerro Yanacocha, La Quinua Sur, Chaquicocha, Maqui Maqui, Carachugo, Tapado Oeste, Marleny, and Cerro Negro. Yanacocha has four leach pads, three processing facilities, and one mill. Yanacocha’s gold production for 2013 was 1.0 million ounces (523,000 attributable ounces) and at December 31, 2013, we reported 3.0 million attributable ounces of gold reserves.

Conga, Peru.    The Conga project is located within close proximity of existing operations at Yanacocha. Due to local political and community protests, construction and development activities at the Conga project were largely suspended in November 2011. The results of the Peruvian Central Government initiated Environmental Impact Assessment (“EIA”) independent review were announced on April 20, 2012 and confirmed our initial EIA met Peruvian and International standards. The review

NEWMONT MINING CORPORATION

made recommendations to provide additional water capacity and social funds, which we have largely accepted. We announced our decision to move the project forward on a “water first” approach on June 22, 2012. During 2013 the project focused on building water reservoirs, completing the last engineering activities, and accepting delivery of the main equipment purchases. Should we be unable to continue with the current development plan at Conga, we may reprioritize and reallocate capital to development alternatives in Nevada, Australia, Ghana and Indonesia. If the project proceeds, average annual estimated attributable gold production of approximately 300,000 to 350,000 ounces and average annual estimated attributable copper production of approximately 80 to 120 million pounds per year are expected during the first five years of production. At December 31, 2013, we reported 6.4 million attributable ounces of gold reserves and 1,690 million attributable pounds of copper reserves.

La Zanja, Peru.    We hold a 46.94% interest in La Zanja, a gold mine near the city of Cajamarca. We report La Zanja ounces on an attributable basis. The mine commenced operations in September 2010 and is operated by Buenaventura. The mine consists of two small open pits and one oxide leach pad. La Zanja produced 65,000 attributable gold ounces in 2013 and at December 31, 2013, we reported 0.2 million attributable ounces of gold reserves.

Merian, Suriname.    At December 31, 2013, we held an 80% interest in the Merian project in Suriname. On February 19, 2014, we completed the acquisition of the remaining 20% noncontrolling interest in the project. The Mineral and Partnership agreements were signed by Newmont’s indirect subsidiary, Suriname Gold Company, LLC, and the Government of Suriname on November 22, 2013. The project feasibility study is now complete and subject to a final review process before being submitted to the Board of Directors for full funding in the second quarter of 2014. If approved, the development of the Merian project would allow Newmont to pursue a new district with upside potential and the opportunity to grow and extend the operating life of the South American region. At December 31, 2013, we reported 3.4 million attributable ounces of gold reserves.

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

NEWMONT MINING CORPORATION

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

In Australia, various ad valorem royalties and taxes are paid to state and territorial governments, typically based on a percentage of gross revenues or earnings. Indigenous communities have negotiated royalty payments as a condition to granting access to areas where they have native title or other property rights. A carbon dioxide tax commenced in Australia on July 1, 2012, whereby the largest emitters of carbon dioxide are required to pay A$24.15 per metric ton of carbon dioxide released into the atmosphere. The carbon price is indexed for inflation through June 30, 2015, when a cap and trade system will be in place. Carbon costs are primarily driven by electricity and diesel fuel consumption.

Boddington.    Boddington (100% owned) is located 81 miles (130 kilometers) southeast of Perth in Western Australia. Boddington has been wholly owned since June 2009 when Newmont acquired the final 33.33% interest from AngloGold Ashanti Australia Limited (“AngloGold”). Boddington poured its first gold in September 2009 and commenced commercial production in November 2009. Boddington produced 704,000 ounces of gold and 66 million pounds of copper in 2013, and at December 31, 2013, we reported 13.7 million ounces of gold reserves and 1,490 million pounds of copper reserves.

Kalgoorlie.    Kalgoorlie (50% owned) comprises the Fimiston open pit (commonly referred to as the Super Pit) and Mt. Charlotte underground mine at Kalgoorlie-Boulder, 373 miles (600 kilometers) east of Perth in Western Australia. We report our interest in Kalgoorlie on a pro rata basis. The mines are managed by Kalgoorlie Consolidated Gold Mines Pty Ltd for the joint venture owners, Newmont and Barrick. During 2013, Kalgoorlie produced 332,000 attributable ounces of gold, and at December 31, 2013, we reported 3.7 million attributable ounces of gold reserves.

Jundee.    Jundee (100% owned) is situated approximately 435 miles (700 kilometers) northeast of Perth in Western Australia. We mined ore solely from underground sources in 2013, with mill feed supplemented from oxide stockpiles for blending purposes. Jundee produced 279,000 ounces of gold in 2013, and at December 31, 2013, we reported 0.4 million ounces of gold reserves.

Tanami.    Tanami (100% owned) includes the Granites treatment plant and associated mining operations, which are located in the Northern Territory approximately 342 miles (550 kilometers) northwest of Alice Springs and the Dead Bullock Soak mining operations, approximately 25 miles (40 kilometers) west of the Granites. Operations are predominantly focused on the Callie underground mine at Dead Bullock Soak and ore is processed through the Granites treatment plant. During 2013, the Tanami operations produced 323,000 ounces of gold, and at December 31, 2013 we reported 3.0 million ounces of gold reserves.

Waihi, New Zealand.    Waihi (100% owned) is located within the town of Waihi, approximately 94 miles (150 kilometers) southeast of Auckland and currently consists of the Trio underground deposit and the Martha open pit mine. The Waihi operation produced 110,000 ounces of gold in 2013, and at December 31, 2013, we reported 0.2 million ounces of gold reserves.

Duketon.    We have a 19.52% interest in Regis Resources Ltd. (“Regis”), which owns 100% of the Duketon gold project, located approximately 200 miles (320 kilometers) northeast of Kalgoorlie. We report Regis ounces on an attributable basis. Duketon commenced production on its first mine in the third quarter of 2010 and completed construction of its second mine in 2012 and produced 56,000 attributable ounces of gold in 2013. At December 31, 2013, we reported 0.5 million attributable ounces of gold reserves.

NEWMONT MINING CORPORATION

Indonesia

Batu Hijau, Indonesia.    Batu Hijau is located on the island of Sumbawa, approximately 950 miles (1,529 kilometers) east of Jakarta. Batu Hijau is a large porphyry copper/gold deposit, which Newmont discovered in 1990. Development and construction activities began in 1997 and start-up occurred in late 1999. In 2013, Batu Hijau produced 161 million pounds of copper (78 million attributable pounds) and 48,000 ounces of gold (23,000 attributable ounces). At December 31, 2013, we reported 3,300 million attributable pounds of copper reserves and 3.4 million attributable ounces of gold reserves.

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

On May 6, 2011, we announced that a definitive agreement was signed with an agency of the Indonesian Government’s Ministry of Finance for the sale of the final 7% divestiture stake, as required under the terms of PTNNT’s Contract of Work with the Indonesian Government. NTPBV entered into the agreement with Pusat Investasi Pemerintah (“PIP”). The Government of Indonesia designated PIP as the buyer for the final 7% interest by exercising a right of first refusal set out in the Contract of Work. Upon closing of the transaction, NTPBV’s interest in Batu Hijau will be reduced to 49%, as required under the Contract of Work. The price agreed for the 7% stake is approximately $247. Closing of the transaction is pending receipt of approvals from certain Indonesian government ministries. Subsequent to signing the agreement, a disagreement arose between the Ministry of Finance and the Indonesian parliament in regard to whether parliamentary approval was required to allow PIP to make the share purchase. NTPBV and PIP have repeatedly agreed to extend the period for satisfying the closing conditions of the agreement. Our ownership interest in PTNNT following the closing of the transaction will be 27.56%.

We have identified Variable Interest Entities (“VIEs”) (see Note 2 to the Consolidated Financial Statements) in connection with our economic interests in PTNNT due to certain funding arrangements and shareholder commitments. We have financing arrangements with PTPI and PTIMI, unrelated noncontrolling shareholders of PTNNT, whereby we agreed to advance certain funds to them in exchange for (i) a pledge of their combined 20% share of PTNNT, (ii) an assignment of dividends payable on the shares, net of withholding tax, (iii) a commitment from them to support the application of our standards to the operation of Batu Hijau, and (iv) as of September 16, 2011, in respect of PTPI only, powers of attorney to vote and sell PTNNT shares in support of the pledge, enforceable in an event of default as further security for the funding. As a result, PTPI and PTIMI were determined to be VIEs and our effective economic interest in PTNNT increased by 17% (20% interest net of withholding tax) to 48.50% during 2010. We currently manage the application of our standards to Batu Hijau’s operations.

In Indonesia, prior to the 2009 mining law, rights were granted to foreign investors to explore for and to develop mineral resources within defined areas through Contracts of Work entered into with the Indonesian government. In 1986, PTNNT entered into a Contract of Work with the Indonesian government covering Batu Hijau, under which PTNNT was granted the exclusive right to explore in the contract area, construct any required facilities, extract and process the mineralized materials, and sell and export the minerals produced, subject to certain requirements including Indonesian government approvals and payment of royalties to the government. Under the Contract of Work, PTNNT has the right to continue operating the project for 30 years from operational start-up, or longer if approved by the Indonesian government.

NEWMONT MINING CORPORATION

Under the Contract of Work our ownership interest in the Batu Hijau mine’s proven and probable reserves may be reduced in the future to as low as 27.56% and ownership interest of NTPBV in PTNNT could be reduced to 49%, thus potentially reducing our ability to control the operation at Batu Hijau or apply our operating standards. As part of the negotiation of the divestiture sale agreements with PTMDB, the parties executed an operating agreement under which each party recognizes the right of Newmont and Sumitomo to apply their operating standards at Batu Hijau and binds the parties to adhere to our standards for safety, environmental stewardship and community responsibility. The operating agreement remains in effect for so long as NTPBV owns more shares of PTNNT than PTMDB. If the operating agreement terminates, then we could lose effective control over the operations of Batu Hijau and will be at risk for operations conducted in a manner that could potentially reduce the value of PTNNT or result in safety, environmental or social standards below those adhered to by us. Such loss of effective control may cause us to deconsolidate PTNNT for accounting purposes, which would reduce our reported consolidated sales, cost applicable to sales, amortization, total assets and operating cash flow attributable to PTNNT. See Note 30 to the Consolidated Financial Statements and Item 1A - Risk Factors.

Africa

In December 2003, Ghana’s Parliament unanimously ratified an Investment Agreement (the “Investment Agreement”) between Newmont and the government of Ghana. The Investment Agreement establishes a fixed fiscal and legal regime, including fixed royalty and tax rates, for the life of any Newmont project in Ghana. Under the Investment Agreement, we will pay corporate income tax not to exceed 32.5% and fixed gross royalties on gold production of 3.0% (3.6% for any production from forest reserve areas). The government of Ghana is also entitled to receive 10% of a project’s net cash flow after we have recouped our investment and may acquire up to 20% of a project’s equity at fair market value on or after the 15th anniversary of such project’s commencement of production. The Investment Agreement also contains commitments with respect to job training for local Ghanaians, community development, purchasing of local goods and services and environmental protection. In July 2009, the Minister of Finance implemented the National Fiscal Stabilization Levy, which is an additional tax of profits. Negotiations are ongoing with the commissioner of the Ghana Revenue Authority on the applicability of the levy, given Newmont’s Investment Agreement. While negotiations are pending, we have paid and included $39 in Income and mining tax expense to date under the levy.

In 2012, the government of Ghana enacted a law that increased the corporate income tax from 25% to 35%, eliminated the National Fiscal Stabilization Levy, and changed capital allowances to 20% over 5 years from the previously allowed 80% deduction in year one and then 50% per year on the remaining balance. Per our Investment Agreement, the increase in the corporate income tax rate would be limited to 32.5% and capital allowances remain at the old rates and basis. The government of Ghana also introduced a bill in Parliament that sought to impose a “windfall profit tax” of 10% on windfall profits of mining companies. The bill was later withdrawn from Parliament, and it is not clear if or when it will be returned to Parliament and passed into law. The Company believes that the windfall tax of 10% would not be applicable to our Ghana operations due to our Investment Agreement.

In addition, the government of Ghana recently established a Mining Review Committee (“MRC”) to review fiscal regimes and mining agreements with a view to ensuring that Ghana benefits adequately and fairly from gains in the mining sector. Newmont is currently in discussions with the MRC on certain aspects of the Investment Agreement which the MRC would like to be reviewed. The discussions are in the early stages and we cannot determine the potential impact at this stage. See Risk Factor “Our operations are subject to risks of doing business” for a description of risks inherent in contracts with governments.

Ahafo, Ghana.    Ahafo (100% owned) is located in the Brong-Ahafo Region of Ghana, approximately 180 miles (290 kilometers) northwest of Accra. We currently operate four open pits at

NEWMONT MINING CORPORATION

Ahafo with reserves contained in 11 pits and an underground mine presently in development. Commercial production in the fourth pit, Amoma, began in October 2010. The process plant consists of a conventional mill and carbon-in-leach circuit. Ahafo produced 570,000 ounces of gold in 2013, and at December 31, 2013, we reported 10.1 million ounces of gold reserves.

Akyem, Ghana.    Akyem (100% owned) is located approximately 80 miles (125 kilometers) northwest of Accra. The process plant was commissioned in late August and ramped up to full commercial production in October, producing 129,000 ounces of gold in 2013. Gold production is expected to be approximately 350,000 to 450,000 ounces per year for the first five years of the mine’s operating life of approximately 19 years (based on current gold reserves). At December 31, 2013, we reported 7.2 million ounces of gold reserves.

Operating Statistics

The following tables detail operating statistics related to gold production, sales and production costs per ounce:

	North America			South America
Year Ended December 31,	2013	2012	2011	2013	2012	2011
Tons mined (000 dry short tons):
Open pit	287,129	260,927	236,120	156,522	51,293	59,664
Underground	3,017	2,608	2,685	—	—	—
Tons processed (000 dry short tons):
Mill	26,808	25,324	23,860	6,823	6,976	6,843
Leach	42,348	36,593	24,201	31,335	32,704	43,173
Average ore grade (oz/ton):
Mill	0.076	0.078	0.081	0.116	0.123	0.102
Leach	0.016	0.015	0.018	0.014	0.020	0.020
Average mill recovery rate	76.7%	78.4%	78.6%	87.6%	88.0%	84.6%
Ounces produced (000):
Mill	1,548	1,589	1,574	661	745	560
Leach	400	354	361	355	591	709
Development(1)	3	17	15	1	10	24

Consolidated	1,951	1,960	1,950	1,017	1,346	1,293

Attributable	1,951	1,960	1,950	588	744	728

Consolidated ounces sold (000)	1,939	1,931	1,933	1,022	1,325	1,271

Production costs per ounce sold:(2)
Direct mining and production costs	$700	$692	$658	$517	$475	$555
By-product credits	(85)	(97)	(100)	(8)	(13)	(36)
Royalties and production taxes	14	31	25	33	35	38
Other	62	10	11	108	8	3

Costs applicable to sales	691	636	594	650	505	560
Amortization	154	130	153	326	192	184
Reclamation and remediation	4	4	4	25	15	15

Total production costs	$849	$770	$751	$1,001	$712	$759

NEWMONT MINING CORPORATION

	Australia/New Zealand			Indonesia
Year Ended December 31,	2013	2012	2011	2013	2012	2011
Tons mined (000 dry short tons):
Open pit	143,687	130,428	143,983	216,065	196,469	162,813
Underground	4,223	3,311	3,159	—	—	—
Tons milled (000 dry short tons)	47,089	46,885	46,174	35,156	35,380	35,515
Average ore grade (oz/ton)	0.042	0.041	0.044	0.002	0.003	0.011
Average mill recovery rate	86.8%	85.6%	86.9%	61.8%	65.6%	77.6%
Ounces produced (000):
Mill	1,748	1,634	1,754	48	68	308
Development(1)	—	14	2	—	—	—

Consolidated	1,748	1,648	1,756	48	68	308

Attributable	1,804	1,679	1,773	23	33	149

Consolidated ounces sold (000)	1,787	1,616	1,714	46	67	344

Production costs per ounce sold:(2)
Direct mining and production costs	$829	$839	$649	$901	$1,058	$478
By-product credits	(13)	(15)	(22)	(4)	(22)	(35)
Royalties and production taxes	34	40	39	30	35	33
Other	116	14	5	1,405	—	—

Costs applicable to sales	966	878	671	2,332	1,071	476
Amortization	213	186	150	472	179	102
Reclamation and remediation	7	7	6	27	30	9

Total production costs	$1,186	$1,071	$827	$2,831	$1,280	$587

NEWMONT MINING CORPORATION

	Africa
Year Ended December 31,	2013	2012	2011
Tons mined (000 dry short tons):
Open pit	66,375	54,690	52,332
Tons milled (000 dry short tons)	10,348	8,384	8,614
Average ore grade (oz/ton)	0.076	0.074	0.078
Average mill recovery rate	93.6%	92.1%	89.8%
Ounces produced (000):
Mill	688	535	559
Development(1)	11	26	7

Consolidated	699	561	566

Attributable	699	561	566

Consolidated ounces sold (000)	695	527	558

Production costs per ounce sold:(2)
Direct mining and production costs	$423	$538	$427
By-product credits	(2)	(2)	(2)
Royalties and production taxes	64	58	47
Other	2	2	2

Costs applicable to sales	487	596	474
Amortization	131	142	137
Reclamation and remediation	4	5	4

Total production costs	$622	$743	$615

	Total Gold
Year Ended December 31,	2013	2012	2011
Ounces produced (000):
Mill	4,693	4,571	4,755
Leach	755	945	1,070
Development(1)	15	67	48

Consolidated	5,463	5,583	5,873

Attributable	5,065	4,977	5,166

Consolidated ounces sold (000)	5,489	5,466	5,820

Production costs per ounce sold:(2)
Direct mining and production costs	$674	$665	$600
By-product credits	(36)	(44)	(50)
Royalties and production taxes	31	40	35
Other	92	16	6

Costs applicable to sales	761	677	591
Amortization	205	169	154
Reclamation and remediation	9	8	7

Total production costs	$975	$854	$752

NEWMONT MINING CORPORATION

The following table details operating statistics related to copper production, sales and production costs per pound.

	Australia/New Zealand			Indonesia
Year Ended December 31,	2013	2012	2011	2013	2012	2011
Tons milled (000 dry short tons)	36,040	36,812	34,972	35,156	35,380	35,515
Average grade	0.13%	0.13%	0.13%	0.33%	0.35%	0.52%
Average recovery rate	76.7%	77.2%	76.4%	71.0%	67.0%	75.8%
Consolidated pounds produced (millions)	66	67	65	161	157	273

Attributable pounds produced (millions)	66	67	65	78	76	132

Consolidated pounds sold (millions)	71	66	58	158	163	298

Production costs per pound sold:(2)
Costs applicable to sales	$2.75	$2.29	$2.03	$5.17	$2.36	$1.11
Amortization	0.52	0.51	0.49	1.04	0.46	0.24
Reclamation and remediation	0.01	0.01	0.02	0.06	0.07	0.02

Total production costs	$3.28	$2.81	$2.54	$6.27	$2.89	$1.37

	Total Copper
Year Ended December 31,	2013	2012	2011
Tons milled (000 dry short tons)	71,196	72,192	70,487
Average grade	0.23%	0.24%	0.33%
Average recovery rate	72.6%	69.8%	76.4%
Consolidated pounds produced (millions)	227	224	338

Attributable pounds produced (millions)	144	143	197

Consolidated pounds sold (millions)	229	229	356

Production costs per pound sold:(2)
Costs applicable to sales	$4.42	$2.34	$1.26
Amortization	0.88	0.48	0.28
Reclamation and remediation	0.05	0.05	0.02

Total production costs	$5.35	$2.87	$1.56

(1)	Ounces from the removal and production of de minimis saleable materials during development. Related sales are recorded in Other income, net of incremental mining and processing costs.

(2)	Production costs do not include items that are included in sustaining costs such as General and administrative, exploration, Advanced Projects, Other expense and sustaining capital.

Proven and Probable Reserves

We had attributable proven and probable gold reserves of 88.4 million ounces at December 31, 2013, calculated at a gold price assumption of $1,300, A$1,415 or NZ$1,675 per ounce. Our 2013 reserves would decline by approximately 6% (5.6 million ounces), if calculated at a $1,200 per ounce gold price, all other assumptions remaining constant. An increase in the gold price to $1,400 per ounce

NEWMONT MINING CORPORATION

would increase reserves by approximately 4% (3.5 million ounces), all other assumptions remaining constant. For 2012, reserves were calculated at a gold price assumption of $1,400, A$1,400 or NZ$1,800 per ounce.

At December 31, 2013, our proven and probable gold reserves in North America were 33.2 million ounces. Outside of North America, year-end attributable proven and probable gold reserves were 55.2 million ounces, including 13.0 million ounces in South America, 21.5 million ounces in Australia/New Zealand, 3.4 million ounces in Indonesia, and 17.3 million ounces in Africa.

Our attributable proven and probable copper reserves at December 31, 2013 were 8,130 million pounds. For 2013, reserves were calculated at a copper price assumption of $3.00 or A$3.25 per pound. For 2012, reserves were calculated at a copper price assumption of $3.25 or A$3.25 per pound.

Our attributable proven and probable silver reserves at December 31, 2013 were 153 million ounces. For 2013, reserves were calculated at a silver price assumption of $20.00 per ounce, decreased from $30.00 per ounce used in 2012. Silver reserves are generally a by-product of gold and/or copper reserves, with significant enough levels to be estimated and included in calculations for mine planning and operations.

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

The proven and probable reserve figures presented herein are estimates based on information available at the time of calculation. No assurance can be given that the indicated levels of recovery of gold and copper will be realized. Ounces of gold or pounds of copper included in the proven and probable reserves are those contained prior to losses during metallurgical treatment. Reserve estimates may require revision based on actual production. Market fluctuations in the price of gold and copper, as well as increased production costs or reduced metallurgical recovery rates, could render certain proven and probable reserves containing lower grades of mineralization uneconomic to exploit and might result in a reduction of reserves.

We publish reserves annually, and will recalculate reserves at December 31, 2014, taking into account metal prices, changes, if any, in future production and capital costs, divestments and depletion as well as any acquisitions and additions during 2014.

NEWMONT MINING CORPORATION

The following tables detail gold proven and probable reserves reflecting only those reserves attributable to Newmont’s ownership or economic interest at December 31, 2013, and 2012:

Gold Reserves At December 31, 2013(1)
		Proven Reserves			Probable Reserves			Proven and Probable Reserves
Deposits/Districts	Newmont Share	Tonnage(2)	Grade (oz/ton)	Ounces(3)	Tonnage(2)	Grade (oz/ton)	Ounces(3)	Tonnage(2)	Grade (oz/ton)	Ounces(3)	Metallurgical Recovery(3)
		(000)		(000)	(000)		(000)	(000)		(000)
North America
Carlin Open Pits, Nevada	100%	71,200	0.054	3,870	200,400	0.029	5,860	271,600	0.036	9,730	76%
Carlin Underground, Nevada	100%	17,800	0.258	4,590	6,100	0.233	1,420	23,900	0.252	6,010	85%
Midas, Nevada(4)	100%	50	0.135	10	200	0.083	20	250	0.093	30	85%
Phoenix, Nevada(5)	100%	21,000	0.019	390	314,800	0.017	5,270	335,800	0.017	5,660	73%
Twin Creeks, Nevada	100%	5,800	0.109	640	33,600	0.051	1,720	39,400	0.060	2,360	73%
Long Canyon, Nevada(6)	100%	—	—	—	15,700	0.065	1,010	15,700	0.065	1,010	78%
Turquoise Ridge, Nevada(7)	25%	1,500	0.538	820	1,800	0.499	870	3,300	0.517	1,690	92%
Nevada In-Process(8)	100%	22,400	0.018	390	—	—	—	22,400	0.018	390	61%
Nevada Stockpiles(9)	100%	68,800	0.059	4,030	3,400	0.028	90	72,200	0.057	4,120	73%

Total Nevada(10)		208,550	0.071	14,740	576,000	0.028	16,260	784,550	0.040	31,000	77%
La Herradura, Mexico(11)	44%	61,000	0.020	1,240	48,400	0.019	940	109,400	0.020	2,180	74%

		269,550	0.059	15,980	624,400	0.028	17,200	893,950	0.037	33,180	77%

South America
Conga, Peru(12)	51.35%	—	—	—	303,400	0.021	6,460	303,400	0.021	6,460	75%
Yanacocha Open Pits(13)	51.35%	21,700	0.047	1,010	73,100	0.017	1,280	94,800	0.024	2,290	73%
Yanacocha In-Process(8)	51.35%	9,100	0.020	190	—	—	—	9,100	0.020	190	72%
Yanacocha Stockpiles(9)		8,800	0.054	480	—	—	—	8,800	0.054	480	64%

Total Yanacocha, Peru	51.35%	39,600	0.042	1,680	73,100	0.017	1,280	112,700	0.026	2,960	71%
La Zanja, Peru(14)	46.94%	1,200	0.020	20	7,500	0.021	150	8,700	0.021	170	66%
Merian, Suriname(15)	80%	—		—	95,500	0.035	3,390	95,500	0.035	3,390	93%

		40,800	0.042	1,700	479,500	0.024	11,280	520,300	0.025	12,980	79%

Australia/New Zealand
Boddington Open Pit	100%	88,000	0.021	1,860	528,100	0.020	10,730	616,100	0.020	12,590	80%
Boddington Stockpiles(9)	100%	27,500	0.016	440	42,300	0.013	540	69,800	0.014	980	81%

Total Boddington, Western Australia		115,500	0.020	2,300	570,400	0.020	11,270	685,900	0.020	13,570	80%
Duketon, Western Australia(17)	19.52%	1,100	0.043	50	12,100	0.040	480	13,200	0.040	530	95%
Jundee, Western Australia(18)	100%	1,700	0.064	110	1,600	0.192	300	3,300	0.124	410	91%
Kalgoorlie Open Pit and Underground	50%	9,900	0.059	580	31,600	0.056	1,770	41,500	0.057	2,350	85%
Kalgoorlie Stockpiles(9)	50%	59,700	0.023	1,370	—	—	—	59,700	0.023	1,370	76%

Total Kalgoorlie, Western Australia(19)	50%	69,600	0.028	1,950	31,600	0.056	1,770	101,200	0.037	3,720	81%
Tanami, Northern Territories(20)	100%	4,000	0.159	640	13,800	0.172	2,370	17,800	0.169	3,010	94%
Waihi, New Zealand(21)	100%	200	0.252	60	2,000	0.080	160	2,200	0.098	220	90%

		192,100	0.027	5,110	631,500	0.026	16,350	823,600	0.026	21,460	83%

Indonesia
Batu Hijau Open Pit(16)	48.50%	119,000	0.014	1,660	144,100	0.009	1,340	263,100	0.011	3,000	76%
Batu Hijau Stockpiles(9)(16)	48.50%	—	—	—	138,200	0.003	430	138,200	0.003	430	65%

		119,000	0.014	1,660	282,300	0.006	1,770	401,300	0.009	3,430	75%

Africa
Ahafo Open Pits(22)	100%	8,000	0.069	560	126,800	0.061	7,770	134,800	0.062	8,330	88%
Ahafo Underground(23)	100%	—	—	—	4,900	0.129	630	4,900	0.129	630	91%
Ahafo Stockpiles(9)	100%	37,300	0.031	1,160	—	—	—	37,300	0.031	1,160	86%

Total Ahafo, Ghana	100%	45,300	0.038	1,720	131,700	0.064	8,400	177,000	0.057	10,120	88%
Akyem Open Pit(24)	100%	—	—	—	137,800	0.049	6,810	137,800	0.049	6,810	88%
Akyem Stockpiles(9)(24)	100%	5,500	0.068	370	—	—	—	5,500	0.068	370	90%

Total Akyem, Ghana		5,500	0.068	370	137,800	0.049	6,810	143,300	0.050	7,180	88%

		50,800	0.041	2,090	269,500	0.056	15,210	320,300	0.054	17,300	88%

Total Gold		672,250	0.039	26,540	2,287,200	0.027	61,810	2,959,450	0.030	88,350	81%

NEWMONT MINING CORPORATION

Gold Reserves At December 31, 2012(1)
		Proven Reserves			Probable Reserves			Proven and Probable Reserves
Deposits/Districts	Newmont Share	Tonnage(2)	Grade (oz/ton)	Ounces(3)	Tonnage(2)	Grade (oz/ton)	Ounces(3)	Tonnage(2)	Grade (oz/ton)	Ounces(3)	Metallurgical Recovery(3)
		(000)		(000)	(000)		(000)	(000)		(000)
North America
Carlin Open Pits, Nevada	100%	82,100	0.059	4,810	231,100	0.030	6,840	313,200	0.037	11,650	74%
Carlin Underground, Nevada	100%	14,500	0.252	3,650	9,000	0.285	2,580	23,500	0.265	6,230	86%
Midas, Nevada(4)	100%	200	0.191	30	400	0.055	20	600	0.095	50	90%
Phoenix, Nevada	100%	22,700	0.019	440	417,200	0.017	6,990	439,900	0.017	7,430	73%
Twin Creeks, Nevada	100%	7,100	0.101	720	51,200	0.052	2,680	58,300	0.058	3,400	80%
Turquoise Ridge, Nevada(7)	25%	2,200	0.396	860	2,900	0.370	1,080	5,100	0.381	1,940	92%
Nevada In-Process(8)	100%	25,500	0.018	450	—		—	25,500	0.018	450	64%
Nevada Stockpiles(9)	100%	68,900	0.055	3,830	3,400	0.026	90	72,300	0.054	3,920	75%

Total Nevada		223,200	0.066	14,790	715,200	0.028	20,280	938,400	0.037	35,070	77%
La Herradura, Mexico	44%	85,500	0.017	1,470	72,600	0.016	1,140	158,100	0.017	2,610	67%

		308,700	0.053	16,260	787,800	0.027	21,420	1,096,500	0.034	37,680	77%

South America
Conga, Peru	51.35%	—		—	303,400	0.021	6,460	303,400	0.021	6,460	75%
Yanacocha Open Pits	51.35%	23,000	0.057	1,310	73,400	0.014	1,050	96,400	0.024	2,360	73%
Yanacocha In-Process(8)	51.35%	8,600	0.026	220	—		—	8,600	0.026	220	78%
Yanacocha Stockpiles(9)		8,400	0.054	460	—		—	8,400	0.054	460	60%

Total Yanacocha, Peru	51.35%	40,000	0.050	1,990	73,400	0.014	1,050	113,400	0.027	3,040	72%
La Zanja, Peru	46.94%	1,700	0.021	40	10,800	0.017	190	12,500	0.018	230	66%
Merian, Suriname	80%	—		—	79,800	0.036	2,850	79,800	0.036	2,850	93%

		41,700	0.048	2,030	467,400	0.023	10,550	509,100	0.025	12,580	78%

Australia/New Zealand
Boddington Open Pit	100%	117,100	0.020	2,390	813,400	0.019	15,270	930,500	0.019	17,660	81%
Boddington Stockpiles(9)	100%	32,000	0.017	540	31,800	0.013	400	63,800	0.015	940	81%

Total Boddington, Western Australia		149,100	0.020	2,930	845,200	0.019	15,670	994,300	0.019	18,600	81%
Duketon, Western Australia	19.75%	1,500	0.044	70	11,100	0.045	500	12,600	0.045	570	95%
Jundee, Western Australia	100%	2,300	0.090	210	1,600	0.188	300	3,900	0.130	510	91%
Kalgoorlie Open Pit and Underground	50%	11,700	0.059	690	38,700	0.056	2,180	50,400	0.057	2,870	85%
Kalgoorlie Stockpiles(9)	50%	57,900	0.023	1,330	—	—	—	57,900	0.023	1,330	83%

Total Kalgoorlie, Western Australia	50%	69,600	0.029	2,020	38,700	0.056	2,180	108,300	0.039	4,200	84%
Tanami, Northern Territories	100%	5,000	0.174	860	8,900	0.153	1,360	13,900	0.161	2,220	95%
Waihi, New Zealand	100%	100	0.175	20	2,900	0.097	280	3,000	0.101	300	89%

		227,600	0.027	6,110	908,400	0.022	20,290	1,136,000	0.023	26,400	83%

Indonesia
Batu Hijau Open Pit(16)	48.50%	131,300	0.017	2,170	166,600	0.006	940	297,900	0.010	3,110	76%
Batu Hijau Stockpiles(9)(16)	48.50%	—	—	—	140,600	0.003	440	140,600	0.003	440	70%

		131,300	0.017	2,170	307,200	0.004	1,380	438,500	0.008	3,550	76%

Africa
Ahafo Open Pits	100%	—	—	—	183,100	0.055	10,150	183,100	0.055	10,150	88%
Ahafo Underground	100%	—	—	—	4,900	0.129	630	4,900	0.129	630	92%
Ahafo Stockpiles(9)	100%	27,200	0.030	800	—	—	—	27,200	0.030	800	86%

Total Ahafo, Ghana	100%	27,200	0.030	800	188,000	0.057	10,780	215,200	0.054	11,580	88%
Akyem, Ghana	100%	300	0.097	20	144,300	0.051	7,360	144,600	0.051	7,380	88%

		27,500	0.030	820	332,300	0.055	18,140	359,800	0.053	18,960	88%

Total Gold		736,800	0.037	27,390	2,803,100	0.026	71,780	3,539,900	0.028	99,170	81%

(1)	The term “reserve” means that part of a mineral deposit that can be economically and legally extracted or produced at the time of the reserve determination.

NEWMONT MINING CORPORATION

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

The term “probable reserves” means reserves for which quantity and grade are computed from information similar to that used for proven reserves, but the sites for sampling are farther apart or are otherwise less adequately spaced. The degree of assurance, although lower than that for proven reserves, is high enough to assume continuity between points of observation. Newmont classifies all reserves as Probable on its development projects until a year of production has confirmed all assumptions made in the reserve estimates.

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

2013 reserves were calculated at a gold price of $1,300, A$1,415 or NZ$1,675 per ounce unless otherwise noted.

2012 reserves were calculated at a gold price of $1,400, A$1,400 or NZ$1,800 per ounce unless otherwise noted.

(2)	Tonnages include allowances for losses resulting from mining methods. Tonnages are rounded to the nearest 100,000 unless they are less than 50,000.

(3)

Ounces or pounds are estimates of metal contained in ore tonnages and do not include allowances for processing losses. Metallurgical recovery rates represent the estimated amount of metal to be recovered through metallurgical extraction processes. Ounces are rounded to the nearest 10,000.

(4)	Property was sold to Klondex Mines Ltd., on February 11, 2014. Tonnage rounded to nearest 50,000.

(5)	Gold cut-off grade varies with level of copper and silver credits.

(6)	Project is currently undeveloped.

(7)	Reserve estimates provided by Barrick, the operator of the Turquoise Ridge joint venture.

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

(10)

Cut-off grades utilized in Nevada 2013 gold reserves were as follows: oxide leach material not less than 0.006 ounce per ton; oxide mill material not less than 0.020 ounce per ton; flotation material not less than 0.012 ounce per ton; and refractory mill material not less than 0.035 ounce per ton.

(11)	Cut-off grade utilized in 2013 reserves not less than 0.009 ounce per ton.

(12)	Project is currently under development. Gold cut-off grade varies with level of copper and silver credits.

(13)	Cut-off grades utilized in 2013 reserves were as follows: oxide leach material not less than 0.004 ounce per ton; and oxide mill material not less than 0.014 ounce per ton.

(14)	Reserve estimates provided by Buenaventura, the operator of the La Zanja project. Cut-off grade utilized in 2013 reserves not less than 0.006 ounce per ton.

(15)

Project has completed feasibility and awaits construction decision. Percentage reflects Newmont’s economic interest at December 31, 2013. As of February 19, 2014, Newmont’s economic interest was 100%. Gold cut-off grades utilized in 2013 reserves not less than 0.010 ounce per ton.

(16)	Percentage reflects Newmont’s economic interest as of December 31, 2013.

(17)	Reserve estimates provided by Regis Resources Ltd., in which Newmont holds a 19.52% interest at December 31, 2013. Gold cut-off grades utilized in 2013 reserves not less than 0.012 ounce per ton.

(18)	Cut-off grade utilized in 2013 reserves not less than 0.029 ounce per ton.

(19)	Cut-off grade utilized in 2013 reserves not less than 0.026 ounce per ton.

(20)	Cut-off grade utilized in 2013 reserves not less than 0.064 ounce per ton.

(21)	Cut-off grade utilized in 2013 reserves not less than 0.088 ounce per ton.

(22)	Includes undeveloped reserves at seven pits in the Ahafo trend totaling 3.2 million ounces. Cut-off grade utilized in 2013 reserves not less than 0.015 ounce per ton.

(23)	Project is partially developed with on-going studies being completed prior to a production decision. Cut-off grade utilized in 2013 reserves no less than 0.093 ounce per ton.

(24)	Project reached commercial production in October 2013. Cut-off grade utilized in 2013 reserves not less than 0.017 ounce per ton.

NEWMONT MINING CORPORATION

The following tables detail copper proven and probable reserves reflecting only those reserves attributable to Newmont’s ownership or economic interest at December 31, 2013 and 2012:

Copper Reserves At December 31, 2013(1)
		Proven Reserves			Probable Reserves			Proven and Probable Reserves
Deposits/Districts	Newmont Share	Tonnage(2)	Grade (Cu %)	Pounds(3)	Tonnage(2)	Grade (Cu %)	Pounds(3)	Tonnage(2)	Grade (Cu %)	Pounds(3)	Metallurgical Recovery(3)
		(000)		(millions)	(000)		(millions)	(000)		(millions)
North America
Phoenix Mill, Nevada(4)	100%	21,000	0.14%	60	318,100	0.14%	880	339,100	0.14%	940	62%
Phoenix Copper Leach, Nevada(5)	100%	—		—	160,800	0.22%	710	160,800	0.22%	710	57%

		21,000	0.14%	60	478,900	0.17%	1,590	499,900	0.17%	1,650	60%

South America
Conga, Peru(6)	51.35%	—		—	303,400	0.28%	1,690	303,400	0.28%	1,690	85%

		—		—	303,400	0.28%	1,690	303,400	0.28%	1,690	85%

Australia/New Zealand
Boddington Open Pit(9)	100%	88,000	0.09%	160	528,100	0.11%	1,210	616,100	0.11%	1,370	78%
Boddington Stockpiles(8)	100%	27,500	0.09%	50	42,300	0.08%	70	69,800	0.08%	120	76%

		115,500	0.09%	210	570,400	0.11%	1,280	685,900	0.11%	1,490	78%

Indonesia
Batu Hijau Open Pit(7)	48.50%	119,000	0.49%	1,160	144,100	0.42%	1,220	263,100	0.45%	2,380	80%
Batu Hijau Stockpiles(7)(8)	48.50%	—		—	138,200	0.33%	920	138,200	0.33%	920	59%

		119,000	0.49%	1,160	282,300	0.38%	2,140	401,300	0.41%	3,300	74%

Total Copper		255,500	0.28%	1,430	1,635,000	0.20%	6,700	1,890,500	0.22%	8,130	74%

Copper Reserves At December 31, 2012(1)
	Newmont Share	Proven Reserves			Probable Reserves			Proven and Probable Reserves			Metallurgical Recovery(3)
Deposits/Districts		Tonnage(2)	Grade (Cu %)	Pounds(3)	Tonnage(2)	Grade (Cu %)	Pounds(3)	Tonnage(2)	Grade (Cu %)	Pounds(3)
		(000)		(millions)	(000)		(millions)	(000)		(millions)
North America
Phoenix Mill, Nevada	100%	22,700	0.15%	70	420,500	0.15%	1,220	443,200	0.15%	1,290	61%
Phoenix Copper Leach, Nevada	100%	—		—	177,100	0.24%	850	177,100	0.24%	850	58%

		22,700	0.15%	70	597,600	0.17%	2,070	620,300	0.17%	2,140	59%

South America
Conga, Peru	51.35%	—		—	303,400	0.28%	1,690	303,400	0.28%	1,690	85%

		—		—	303,400	0.28%	1,690	303,400	0.28%	1,690	85%

Australia/New Zealand
Boddington Open Pit	100%	117,100	0.10%	230	813,400	0.11%	1,840	930,500	0.11%	2,070	83%
Boddington Stockpiles(8)	100%	32,000	0.10%	60	31,800	0.07%	50	63,800	0.08%	110	83%

		149,100	0.10%	290	845,200	0.11%	1,890	994,300	0.11%	2,180	83%

Indonesia
Batu Hijau Open Pit	48.50%	131,300	0.51%	1,340	166,600	0.36%	1,220	297,900	0.43%	2,560	75%
Batu Hijau Stockpiles(8)	48.50%	—		—	140,600	0.33%	940	140,600	0.33%	940	59%

		131,300	0.51%	1,340	307,200	0.35%	2,160	438,500	0.40%	3,500	71%

Total Copper		303,100	0.28%	1,700	2,053,400	0.19%	7,810	2,356,500	0.20%	9,510	73%

(1)

See footnote (1) to the Gold Proven and Probable Reserves tables above. Copper reserves for 2013 were calculated at a copper price of $3.00 or A$3.25 per pound. 2012 copper reserves were calculated at a copper price of $3.25 or A$3.25 per pound.

NEWMONT MINING CORPORATION

(2)	See footnote (2) to the Gold Proven and Probable Reserves tables above. Tonnages are rounded to nearest 100,000.

(3)	See footnote (3) to the Gold Proven and Probable Reserves tables above. Pounds are rounded to the nearest 10 million.

(4)	Copper cut-off grade varies with level of gold and silver credits.

(5)	Copper cut-off grade varies with level of leach solubility. Leach pad and associated facilities construction completed in 2013.

(6)	Project is currently under development. Copper cut-off grade varies with level of gold and silver credits.

(7)	Percentage reflects Newmont’s economic interest as of December 31, 2013. Copper cut-off grade varies with level of gold and silver credits.

(8)

Stockpiles are comprised primarily of material that has been set aside to allow processing of higher grade material in the mills. Stockpiles increase or decrease depending on current mine plans. Stockpiles are reported separately where tonnage or contained metal is greater than 5% of the total site reported reserves.

(9)	Copper cut-off grade varies with level of gold credits.

The following tables detail silver proven and probable reserves reflecting only those reserves attributable to Newmont’s ownership or economic interest at December 31, 2013 and 2012:

Silver Reserves At December 31, 2013(1)
	Newmont Share	Proven Reserves			Probable Reserves			Proven and Probable Reserves			Metallurgical Recovery(3)
Deposits/Districts		Tonnage(2)	Grade (oz/ton)	Ounces(3)	Tonnage(2)	Grade (oz/ton)	Ounces(3)	Tonnage(2)	Grade (oz/ton)	Ounces(3)
		(000)		(000)	(000)		(000)	(000)		(000)
North America
Midas, Nevada(4)	100%	50	2.66	130	200	13.57	2,690	250	11.48	2,820	93%
Phoenix, Nevada	100%	21,000	0.25	5,230	318,100	0.24	75,050	339,100	0.24	80,280	36%

		21,050	0.26	5,360	318,300	0.24	77,740	339,350	0.24	83,100	38%

South America
Conga, Peru	51.35%	—		—	303,400	0.06	19,400	303,400	0.06	19,400	70%
Yanacocha Open Pits	51.35%	20,100	0.16	3,140	70,300	0.12	8,170	90,400	0.13	11,310	21%
Yanacocha Stockpiles(5)	51.35%	8,800	1.21	10,660	—		—	8,800	1.21	10,660	38%
Yanacocha In-Process(6)	51.35%	—		—	66,300	0.25	16,850	66,300	0.25	16,850	1%

Total Yanacocha, Peru	51.35%	28,900	0.48	13,800	136,600	0.18	25,020	165,500	0.23	38,820	17%

		28,900	0.48	13,800	440,000	0.10	44,420	468,900	0.12	58,220	35%

Indonesia
Batu Hijau Open Pit(7)	48.50%	119,000	0.04	4,970	144,100	0.03	4,570	263,100	0.04	9,540	79%
Batu Hijau Stockpiles(5)(7)	48.50%	—		—	138,200	0.02	2,110	138,200	0.02	2,110	67%

		119,000	0.04	4,970	282,300	0.02	6,680	401,300	0.03	11,650	77%

Total Silver		168,950	0.14	24,130	1,040,600	0.12	128,840	1,209,550	0.13	152,970	40%

NEWMONT MINING CORPORATION

Silver Reserves At December 31, 2012(1)
	Newmont Share	Proven Reserves			Probable Reserves			Proven and Probable Reserves			Metallurgical Recovery(3)
Deposits/Districts		Tonnage(2)	Grade (oz/ton)	Ounces(3)	Tonnage(2)	Grade (oz/ton)	Ounces(3)	Tonnage(2)	Grade (oz/ton)	Ounces(3)
		(000)		(000)	(000)		(000)	(000)		(000)
North America
Midas, Nevada	100%	200	3.07	510	400	9.73	3,900	600	7.79	4,410	90%
Phoenix, Nevada	100%	22,700	0.29	6,540	420,500	0.25	106,040	443,200	0.25	112,580	36%

		22,900	0.31	7,050	420,900	0.26	109,940	443,800	0.26	116,990	38%

South America
Conga, Peru	51.35%	—		—	303,400	0.06	19,400	303,400	0.06	19,400	70%
Yanacocha Open Pits	51.35%	19,700	0.17	3,300	65,700	0.08	5,110	85,400	0.10	8,410	29%
Yanacocha Stockpiles(5)	51.35%	8,400	1.24	10,380	—		—	8,400	1.24	10,380	31%
Yanacocha In-Process(6)	51.35%	—		—	71,600	0.26	18,370	71,600	0.26	18,370	10%

Total Yanacocha, Peru	51.35%	28,100	0.49	13,680	137,300	0.17	23,480	165,400	0.22	37,160	20%

		28,100	0.49	13,680	440,700	0.10	42,880	468,800	0.12	56,560	37%

Indonesia
Batu Hijau Open Pit(7)	48.50%	131,300	0.05	6,120	166,600	0.02	3,980	297,900	0.03	10,100	78%
Batu Hijau Stockpiles(5)(7)	48.50%	—		—	140,600	0.02	2,140	140,600	0.02	2,140	72%

		131,300	0.05	6,120	307,200	0.02	6,120	438,500	0.03	12,240	77%

Total Silver		182,300	0.15	26,850	1,168,800	0.14	158,940	1,351,100	0.14	185,790	40%

(1)

See footnote (1) to the Gold Proven and Probable Reserves tables above. Silver reserves for 2013 were calculated at a silver price of $20.00 per ounce. Silver reserves for 2012 were calculated at a silver price of $30.00 per ounce.

(2)	See footnote (2) to the Gold Proven and Probable Reserves tables above. Tonnages are rounded to nearest 100,000 unless they are less than 50,000.

(3)	See footnote (3) to the Gold Proven and Probable Reserves tables above.

(4)	Property was sold to Klondex Mines Ltd., on February 11, 2014. Tonnage rounded to nearest 50,000.

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

(7)	Percentage reflects Newmont’s economic interest as of December 31, 2013.

The following table reconciles 2013 and 2012 gold, copper and silver proven and probable reserves:

	Gold Ounces	Copper Pounds	Silver Ounces
	(in millions)	(in millions)	(in millions)
December 31, 2012	99.2	9,510	185.8
Depletion(1)	(6.2)	(230)	(8.7)
Revisions and additions, net(2)	(4.6)	(1,150)	(24.1)

December 31, 2013	88.4	8,130	153.0

(1)	Reserves mined and processed in 2013.

(2)	Revisions and additions are due to reserve conversions, optimizations, model updates, metal price changes and updated operating costs and recoveries.

NEWMONT MINING CORPORATION

Mineralized Material

We had attributable gold Mineralized Material of 1,690 million tons at an average grade of 0.016 ounces per ton at December 31, 2013, calculated at a gold price assumption of $1,400, A$1,475 or NZ$1,700 per ounce. For 2012, attributable gold Mineralized Material was calculated at a gold price assumption of $1,600, A$1,600 or NZ$2,050 per ounce.

At December 31, 2013, our gold Mineralized Material included 355 million tons in North America, 126 million tons in South America, 226 million tons in Australia/New Zealand, 919 million tons in Indonesia, and 64 million tons in Africa.

At December 31, 2013, our attributable copper Mineralized Material of 1,401 million tons at a grade of 0.27% was calculated at a copper price assumption of $3.50 or A$3.70 per pound. For 2012, attributable copper Mineralized Material was calculated at a copper price assumption of $3.50 or A$3.50 per pound.

At December 31, 2013, our attributable silver Mineralized Material of 1,199 million tons at a grade of 0.060 ounces per ton was calculated at a silver price assumption of $25.00 per ounce, a decrease from $35.00 per ounce used in 2012. Silver Mineralized Material is generally a by-product of gold and/or copper Mineralized Material estimates, with significant enough levels to be estimated and included in future calculations of potential economic extraction.

All of our Mineralized Material is located on fee property or mining claims. Mineralized material is a mineralized underground body which has been intersected by a sufficient number of closely spaced drill holes and or underground sampling to support sufficient tonnage and average grade of metal(s) to warrant further exploration-development work. The deposit does not qualify as a commercially minable orebody until it can be legally and economically extracted or produced at the time of the reserve determination. Metal price assumptions are based on up to a twenty percent premium over reserve prices.

The Mineralized Material figures presented herein do not include that part of our Mineralized Material that have been converted to Proven and Probable Reserves as shown above (they are reported exclusive of reserves), and have been estimated based on information available at the time of calculation. Market fluctuations in the price of gold, copper and silver, as well as increased production costs or reduced metallurgical recovery rates, could render certain Mineralized Material containing lower grades of mineralization uneconomic to exploit and might result in a reduction of Mineralized Material.

We will publish Mineralized Materials annually, and will recalculate them at December 31, 2014, taking into account metal prices, changes, if any, in future production and capital costs, divestments and conversion to reserves, as well as any acquisitions and additions during 2014.

NEWMONT MINING CORPORATION

The following tables detail Mineralized Material reflecting only those that are attributable to Newmont’s ownership or economic interest at December 31, 2013 and 2012:

Mineralized Material At December 31, 2013
Deposits/Districts	Newmont Share	Gold		Copper		Silver
		Tonnage	Grade	Tonnage	Grade	Tonnage	Grade
		(000)	(oz/ton)	(000 tons)	(Cu %)	(000 tons)	(oz/ton)
North America
Buffalo Valley, Nevada	70%	15,500	0.019	—		—
Carlin Trend Open Pit, Nevada	100%	83,800	0.027	—		—
Carlin Trend Underground, Nevada	100%	1,900	0.195	—		—
Lone Tree Complex, Nevada	100%	2,500	0.023	—		—
Long Canyon, Nevada	100%	3,700	0.097	—
Midas, Nevada(3)	100%	100	0.040	—		100	7.25
Phoenix, Nevada	100%	174,800	0.011	220,500	0.14%	174,800	0.21
Sandman, Nevada	100%	1,300	0.036	—		1,300	0.20
Turquoise Ridge, Nevada(4)	25%	1,400	0.385	—		—
Twin Creeks, Nevada	100%	32,000	0.069	—		—
Nevada Stockpiles, Nevada(5)	100%	5,400	0.066	—		—

Total Nevada		322,400	0.026	220,500	0.14%	176,200	0.21
La Herradura, Mexico(6)	44%	32,300	0.021	—		—

		354,700	0.026	220,500	0.14%	176,200	0.21

Conga, Peru	51.35%	89,300	0.012	89,300	0.19%	89,300	0.05
Yanacocha, Peru	51.35%	16,000	0.015	—		15,000	0.26
La Zanja, Peru(7)	46.94%	700	0.012	—		—
Merian, Suriname	80%	20,100	0.030	—		—

		126,100	0.015	89,300	0.19%	104,300	0.08

Boddington, Western Australia	100%	172,400	0.015	172,400	0.10%	—
Duketon, Western Australia(9)	19.52%	14,700	0.026	—		—
Kalgoorlie, Western Australia(10)	50%	27,700	0.043	—		—
McPhillamy’s, New South Wales(9)	19.52%	8,900	0.037	—		—
Tanami, Northern Territory	100%	2,000	0.161	—		—
Waihi, New Zealand	100%	400	0.373	—		—

		226,100	0.022	172,400	0.10%	—

Batu Hijau, Indonesia(8)	48.50%	129,600	0.009	129,600	0.36%	129,600	0.03
Elang, Indonesia(8)	48.50%	789,200	0.010	789,200	0.34%	789,200	0.03

		918,800	0.010	918,800	0.34%	918,800	0.03

Ahafo Open Pit, Ghana	100%	58,900	0.041	—		—
Akyem, Ghana	100%	5,300	0.016	—		—

		64,200	0.039	—		—

Total		1,689,900	0.016	1,401,000	0.27%	1,199,300	0.06

NEWMONT MINING CORPORATION

Mineralized Material At December 31, 2012
Deposits/Districts	Newmont Share	Gold		Copper		Silver
		Tonnage	Grade	Tonnage	Grade	Tonnage	Grade
		(000)	(oz/ton)	(000 tons)	(Cu %)	(000 tons)	(oz/ton)
North America
Buffalo Valley, Nevada	70%	17,900	0.018	—		—
Carlin Trend Open Pit, Nevada	100%	88,900	0.027	—		—
Carlin Trend Underground, Nevada	100%	1,300	0.180	—		—
Lone Tree Complex, Nevada	100%	2,200	0.023	—		—
Midas, Nevada(3)	100%	100	0.056	—		100	6.88
Phoenix, Nevada	100%	198,100	0.013	220,400	0.10%	198,100	0.19
Sandman, Nevada	100%	1,300	0.036	—		1,300	0.20
Turquoise Ridge, Nevada(4)	25%	1,000	0.347	—		—
Twin Creeks, Nevada	100%	41,900	0.059	—		—
Nevada Stockpiles, Nevada(5)	100%	5,800	0.037	—		—

Total Nevada		358,500	0.024	220,400	0.10%	199,500	0.19
La Herradura, Mexico(6)	44%	70,500	0.018	—		—

		429,000	0.023	220,400	0.10%	199,500	0.19

Conga, Peru	51.35%	89,300	0.012	89,300	0.19%	89,300	0.05
Yanacocha, Peru	51.35%	37,400	0.025	—		29,400	0.23
La Zanja, Peru(7)	46.94%	400	0.007	—		—
Merian, Suriname	80%	4,100	0.056	—		—

		131,200	0.017	89,300	0.19%	118,700	0.09

Boddington, Western Australia	100%	261,400	0.014	261,400	0.08%	—
Duketon, Western Australia(9)	19.75%	10,900	0.023	—		—
Jundee, Western Australia	100%	300	0.108	—		—
Kalgoorlie, Western Australia(10)	50%	21,200	0.035	—		—
McPhillamy’s, New South Wales(9)	19.75%	9,000	0.037	—		—
Tanami, Northern Territory	100%	3,700	0.119	—		—
Waihi, New Zealand	100%	1,800	0.267	—		—

		308,300	0.020	261,400	0.08%	—

Batu Hijau, Indonesia(8)	48.50%	149,400	0.008	149,400	0.34%	149,400	0.03

		149,400	0.008	149,400	0.34%	149,400	0.03

Ahafo Open Pit, Ghana	100%	83,200	0.037	—		—
Akyem, Ghana	100%	13,300	0.016	—		—

		96,500	0.034	—		—

Total		1,114,400	0.020	720,500	0.15%	467,600	0.11

(1)

Mineralized Material is reported exclusive of reserves. “Mineralized Material” as used in this annual report, although permissible under SEC’s Industry Guide 7, does not indicate “reserves” by SEC standards. Newmont cannot be certain that any part of the reported mineralized material will ever be confirmed or converted into SEC Industry Guide 7 compliant “reserves.” Investors are cautioned not to assume that all or any part of the mineralized material will ever be confirmed of converted into reserves or that mineralized material can be economically or legally extracted.

(2)

Mineralized Material for 2013 was calculated at a gold price of $1,400, A$1,475 or NZ$1,700 per ounce and at gold price of $1,600, A$1,600 or NZ$2,050 per ounce for 2012. Mineralized material for 2013 was calculated at a copper price of $3.50 or A$3.70 per pound and at a copper price of $3.50 or A$3.50 per pound at 2012. Mineralized material for 2013 was calculated at a silver price of $25.00 per ounce and at a silver price of $35.00 per ounce at 2012. Tonnage amounts have been rounded to the nearest 100,000.

(3)	Property was sold to Klondex Mines Ltd., on February 11, 2014. Tonnage rounded to nearest 50,000.

(4)	Mineralized Material estimates were provided by Barrick, the operator of the Turquoise Ridge Joint Venture.

(5)

Stockpiles are comprised primarily of Mineralized Material that has been set aside during mining activities. Stockpiles can increase or decrease depending on changes in metal prices and other mining and processing cost and recovery factors.

NEWMONT MINING CORPORATION

(6)	Mineralized Material estimates were provided by staff at Fresnillo, the operator of La Herradura. Due to differing assumptions Mineralized Material may not be the same as reported by Fresnillo.

(7)	Mineralized Material estimates were provided by Buenaventura, the operator of the La Zanja project.

(8)	Percentage reflects Newmont’s economic interest as of December 31, 2013.

(9)	Mineralized Material estimates were provided by Regis Resources Ltd., in which Newmont holds a 19.52% interest at December 31, 2013.

(10)	Mineralized Material estimates were provided by staff at Kalgoorlie Consolidated Gold Mines Pty Ltd (KCGM), a 50/50 Joint Venture with Barrick.

ITEM 3.	LEGAL PROCEEDINGS

For a discussion of legal proceedings, see Note 30 to the Consolidated Financial Statements.

ITEM 4.	MINE SAFETY DISCLOSURES

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

Our common stock is listed and principally traded on the New York Stock Exchange under the symbol “NEM.”

Newmont Mining Corporation of Canada Limited’s exchangeable shares are listed on the Toronto Stock Exchange under the symbol “NMC.” On December 15, 2011, as a result of a plan of arrangement, holders of exchangeable shares received, at their election, for each existing exchangeable share, one new exchangeable share of Newmont Mining Corporation of Canada Limited or one share of Newmont common stock. In connection with the plan of arrangement, 1.6 million shares were converted from exchangeable shares to Newmont common stock. For a description of the arrangement, please see our Form 8-K filed with the SEC on December 19, 2011.

On February 18, 2014, the Company completed the redemption of all outstanding exchangeable shares (other than those held by Newmont and its affiliates). In connection with the redemption date, holders of exchangeable shares (other than those held by Newmont and its affiliates) received, in exchange for each exchangeable share, one share of common stock of Newmont (plus cash in the amount of all declared and unpaid dividends, if any, provided that the record date for the payment of such dividends is prior to the redemption date). At February 12, 2014, there were 4,673,133 exchangeable shares outstanding, which were held by 10 holders of record.

The following table sets forth, for the periods indicated, the closing high and low sales prices per share of Newmont’s common stock as reported on the New York Stock Exchange Composite Tape:

	2013		2012
	High	Low	High	Low
First quarter	$46.90	$38.60	$64.04	$51.27
Second quarter	$41.39	$27.22	$52.11	$43.39
Third quarter	$33.29	$26.48	$57.20	$43.62
Fourth quarter	$28.46	$22.49	$56.24	$43.75

On February 12, 2014, there were 493,245,093 shares of Newmont’s common stock outstanding, which were held by approximately 10,028 stockholders of record. A dividend of $0.425, $0.35, $0.25 and $0.20 per share of common stock outstanding were declared in the first, second, third and fourth quarters, respectively, of 2013, for a total of $1.225 per share. A dividend of $0.35 per share of common stock outstanding was declared in each quarter during 2012, for a total of $1.40 per share.

The quarterly dividend is calculated based upon the average London P.M. Fix gold price for the preceding quarter. This dividend policy is intended as a non-binding guideline which will be periodically reviewed and reassessed by the Board of Directors (the “Board”). On February 19, 2014, Newmont announced an adjustment to annual payout levels under the gold price-linked dividend policy. The declaration and payment of future dividends remains at the discretion of the Board and will depend on the Company’s financial results, cash requirements, future prospects and other factors deemed relevant by the Board.

NEWMONT MINING CORPORATION

During the period from October 1, 2013, to December 31, 2013, 584 shares of Newmont’s equity securities registered pursuant to Section 12 of the Exchange Act of 1934, as amended, were purchased by the Company, or an affiliated purchaser.

	(a)		(b)	(c)	(d)
Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that may yet be Purchased under the Plans or Programs
October 1, 2013 through October 31, 2013	—		—	—	N/A
November 1, 2013 through November 30, 2013	584	(1)	$27.045	—	N/A
December 1, 2013 through December 31, 2013	—		—	—	N/A

(1)	Represents shares delivered to the Company from restricted stock held by a Company employee upon vesting for purposes of covering the recipient’s tax withholding obligation.

NEWMONT MINING CORPORATION

ITEM 6.	SELECTED FINANCIAL DATA (dollars in millions, except per share)

	Years Ended December 31,
	2013	2012	2011	2010	2009
Sales	$8,322	$9,868	$10,358	$9,540	$7,705
Income (loss) from continuing operations	$(2,777)	$2,194	$1,108	$3,144	$2,109
Net income (loss)	$(2,716)	$2,118	$972	$3,116	$2,093
Net income (loss) attributable to Newmont stockholders(1)	$(2,462)	$1,809	$366	$2,277	$1,297
Income (loss) per common share:
Basic:
Continuing operations	$(5.06)	$3.80	$1.02	$4.69	$2.68
Discontinued operations	0.12	(0.15)	(0.28)	(0.06)	(0.02)

	$(4.94)	$3.65	$0.74	$4.63	$2.66

Diluted:
Continuing operations	$(5.06)	$3.78	$1.00	$4.61	$2.68
Discontinued operations	0.12	(0.15)	(0.27)	(0.06)	(0.02)

	$(4.94)	$3.63	$0.73	$4.55	$2.66

Dividends declared per common share	$1.225	$1.40	$1.00	$0.50	$0.40

	At December 31,
	2013	2012	2011	2010	2009
Total assets	$24,764	$29,650	$26,111	$25,663	$22,299
Debt, including current portion	$6,740	$6,298	$4,313	$4,441	$4,809
Newmont stockholders’ equity	$10,141	$13,773	$12,896	$13,345	$10,703

(1)	Net income (loss) attributable to Newmont stockholders includes discontinued operations of $61, $(76), $(136), $(28) and $(11) net of tax in 2013, 2012, 2011, 2010 and 2009, respectively.

NEWMONT MINING CORPORATION

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS (dollars in millions, except per share, per ounce and per pound amounts)

The following discussion provides information that management believes is relevant to an assessment and understanding of the consolidated financial condition and results of operations of Newmont Mining Corporation and its subsidiaries (collectively, “Newmont,” the “Company,” “our” and “we”). We use certain non-GAAP financial performance measures in our MD&A. For a detailed description of each of the non-GAAP measures used in this MD&A, please see the discussion under “Non-GAAP Financial Performance Measures” beginning on page 87. References to “A$” refer to Australian currency, “C$” to Canadian currency and “NZ$” to New Zealand currency. This item should be read in conjunction with our consolidated financial statements and the notes thereto included in this annual report.

Overview

Newmont is one of the world’s largest gold producers and is the only gold company included in the S&P 500 Index and the Fortune 500, and has been included in the Dow Jones Sustainability World Index for seven consecutive years. We are also engaged in the exploration for and acquisition of gold and gold/copper properties. We have significant operations and/or assets in the United States, Australia, Peru, Indonesia, Ghana, New Zealand and Mexico.

Our vision is to be the most valued and respected mining company through industry leading performance. 2013 highlights are included below and discussed further in Results of Consolidated Operations.

2013 Operating highlights.

•	Sales of $8,322;

•	Average realized gold and copper prices of $1,393 per ounce and $2.96 per pound, respectively.

•	Consolidated gold production of approximately 5.5 million ounces (5.1 million attributable ounces) at Costs applicable to sales of $761 per ounce;

•	Consolidated copper production of approximately 227 million pounds (144 million attributable pounds) at Costs applicable to sales of $4.42 per pound;

•	Gold operating margin (see “Non-GAAP Financial Measures” on page 87) of $632 per ounce;

•	Net income (loss) attributable to Newmont stockholders of $(4.94) per share, Adjusted net income (see “Non-GAAP Financial Measures” on page 87) of $1.40 per share; and

•	Gold and copper reserves of 88.4 million ounces and 8,130 million pounds, respectively at December 31, 2013.

Advancing our project pipeline.

We remain focused on the progression of our next generation of mining projects. Approximately 40% of our 2013 capital expenditures were allocated as development capital for the development of the Akyem project, the Phoenix Copper Leach project, the Turf Ventilation Shaft project and the Conga project. The remaining 60% of our 2013 capital expenditures was spent on sustaining capital. We manage our wider project portfolio to maintain flexibility to address the development risks associated with our projects including permitting, local community and government support, engineering and procurement availability, technical issues, escalating costs and other associated risks that could adversely impact the timing and costs of certain opportunities.

NEWMONT MINING CORPORATION

Our opportunities in the Execution phase of development comprise a significant part of the Company’s growth strategy and include Akyem in Ghana, Phoenix Copper Leach and Turf Ventilation Shaft in Nevada and Conga in Peru, as described further below.

Akyem, Ghana.    Construction activities were completed in September 2013 on time and on budget and commercial production was achieved in the fourth quarter of 2013. Akyem exceeded guidance by producing 129,000 ounces of gold in 2013 and gold production is expected to be 350,000 to 450,000 ounces per year for the first five years of the mine’s operating life of approximately 19 years. Total capital costs were $940. At December 31, 2013, we reported 7.2 million ounces of gold reserves at Akyem.

Phoenix Copper Leach, Nevada.    Construction activities were completed in September 2013 on time and on budget with the first copper cathode produced and commercial production achieved in the fourth quarter of 2013. Copper production is expected to be approximately 20 million pounds per year for the first five years of production at Costs applicable to sales of $1.75 to $2.00 per pound, which will be accounted for under the co-product method of accounting in the future. Total capital costs were $169.

Conga, Peru.    Due to local political and community protests, construction and development activities at the Conga project were largely suspended in November 2011. The results of the Peruvian Central Government initiated Environmental Impact Assessment (“EIA”) independent review were announced on April 20, 2012 and confirmed our initial EIA met Peruvian and International standards. The review made recommendations to provide additional water capacity and social funds, which we have largely accepted. We announced our decision to move the project forward on a “water first” approach on June 22, 2012. Spending on the project in 2013 was $186. We anticipate spending in 2014 to be approximately $80, focusing on building access roads and permitting work around the Perol water reservoir, and gaining further social acceptance for the project. Total property, plant and mine development was $1,616 at December 31, 2013. At December 31, 2013 we reported 6.4 million attributable ounces of gold reserves and 1,690 million attributable pounds of copper reserves at Conga. Construction of Conga and the implementation of the independent EIA review recommendations will continue provided it can be done in a safe manner with risk-adjusted returns that justify future investment. Should we be unable to continue with the current development plan at Conga, we may reprioritize and reallocate capital to other alternatives, which may result in a potential accounting impairment. See Item1A, Risk Factors, above for a description of political risks related to the project’s development.

We continue to advance earlier stage development assets through our project pipeline in our four operating regions. The exploration, construction and operation of these earlier stage development assets may require significant funding if they go into execution. Three of these projects are described further below:

Merian, Suriname.    On February 19, 2014 we completed the acquisition of the remaining 20% minority interest in the Merian project. The Mineral and Partnership Agreements were signed by Newmont’s indirect subsidiary, Suriname Gold Company, LLC, and the Government of Suriname on November 22, 2013. The project feasibility study is now complete and subject to a final review process before being submitted to the Board of Directors for full funding in the second quarter of 2014. If approved, the project will allow Newmont to pursue a new district with upside potential and the opportunity to grow and extend the operating life of the South American region. Initial estimated gold production (on a 100% basis) of 350,000 to 450,000 ounces is expected per year, once Merian comes into production. At December 31, 2013, we reported 3.4 million attributable ounces of gold reserves at Merian.

Long Canyon, Nevada.    The project is in the selection and confirmation stage of development and we continue to develop our understanding of Long Canyon and the district. We have submitted the Plan-of-Operations to the Bureau of Land Management in support of our Environmental Impact

NEWMONT MINING CORPORATION

Statement (“EIS”) and continue to progress the exploration program. At December 31, 2013, we reported 1.0 million attributable ounces of gold reserves at Long Canyon. We anticipate Stage 3 details engineering and permitting to be completed by the end of 2014.

Ahafo Mill Expansion, Ghana.    We are continuing to evaluate alternatives for development of this project. Current engineering efforts are focused on reducing the scale of the project. The potential improved economics and feasibility of the project will be assessed by the end of 2014.

Summary of Consolidated Financial and Operating Performance

	Years Ended December 31,
	2013	2012	2011
Sales	$8,322	$9,868	$10,358
Income (loss) from continuing operations	$(2,777)	$2,194	$1,108
Net income (loss)	$(2,716)	$2,118	$972
Net income (loss) attributable to Newmont stockholders	$(2,462)	$1,809	$366
Per common share, basic
Income (loss) from continuing operations	$(5.06)	$3.80	$1.02
Net income (loss)	$(4.94)	$3.65	$0.74
Adjusted net income(1)	$695	$1,850	$2,170
Adjusted net income per share(1)	$1.40	$3.73	$4.39
Gold ounces produced (thousands)
Consolidated	5,463	5,583	5,873
Attributable(2)	5,065	4,977	5,166
Copper pounds produced (millions)
Consolidated	227	224	338
Attributable	144	143	197
Gold ounces sold (thousands)
Consolidated	5,489	5,466	5,820
Attributable	4,968	4,787	5,025
Copper pounds sold (millions)
Consolidated	229	229	356
Attributable	148	145	203
Average price realized, net
Gold (per ounce)	$1,393	$1,662	$1,562
Copper (per pound)	$2.96	$3.43	$3.54
Costs applicable to sales(3)
Gold (per ounce)	$761	$677	$591
Copper (per pound)	$4.42	$2.34	$1.26
Operating margin(1)
Gold (per ounce)	$632	$985	$971
Copper (per pound)	$(1.46)	$1.09	$2.28

(1)	See “Non-GAAP Financial Measures” beginning on page 87.

(2)

Includes 65, 53 and 64 thousand ounces in 2013, 2012 and 2011, respectively, from our interest in La Zanja and 56, 31 and 17 thousand ounces in 2013, 2012 and 2011, respectively, from our interest in Duketon.

(3)	Excludes Amortization and Reclamation and remediation.

NEWMONT MINING CORPORATION

Consolidated Financial Performance

Sales decreased 16% in 2013 compared to 2012 due to lower average realized gold and copper price. The average realized gold price decreased 16% to $1,393 per ounce in 2013 from $1,662 per ounce in 2012. The average realized copper price, including $11 unfavorable mark to market adjustments on provisionally priced copper sales, decreased 14% to $2.96 per pound in 2013 compared to $3.43 per pound in 2012. Costs applicable to sales increased 22% in 2013 compared to 2012 due primarily to the stockpile and leach pad write-downs as a result of lower gold price assumptions as well as higher waste mining activities, higher milling costs and higher royalty costs.

Liquidity

Our financial position was as follows:

	At December 31,
	2013	2012
Cash and cash equivalents	$1,555	$1,561
Debt	$6,740	$6,298

Net Debt	$5,185	$4,737
Investments	$517	$1,532
Newmont stockholders’ equity	$10,141	$13,773

During 2013, our debt and liquidity positions were affected by the following:

•	Net cash provided from continuing operations of $1,561;

•	Capital expenditures of $1,900;

•	Included in net cash provided from continuing operations are income and mining taxes paid of $361;

•	Proceeds from debt of $388, net of repayments;

•	Proceeds from sale of marketable securities of $589 primarily due to the sale of Canadian Oil Sands securities; and

•	Dividends paid to common shareholders of $611.

Looking Forward

We will continue to focus on operational excellence in 2014 to deliver on our plans, resulting in the following expectations for 2014:

•	Consolidated gold production of approximately 5.0 to 5.4 million ounces (4.6 to 4.9 million attributable ounces) at Costs applicable to sales per ounce sold of approximately $740 to $790;

•	Consolidated copper production of approximately 160 to 175 thousand tonnes (95 to 110 thousand attributable tonnes) at Costs applicable to sales per copper pound sold of approximately $2.00 to $2.25;

•

Consolidated capital expenditures of approximately $1,300 to $1,400, with approximately 90% allocated to sustaining capital. Projects that create value, lower cost and extend mine life, such as the Turf Vent Shaft in Nevada, will be prioritized, in keeping with the strategy to strengthen the portfolio.

•	All-In sustaining costs of approximately $1,075 to $1,175 per gold ounce. All-In sustaining costs of approximately $2.75 to $2.95 per copper pound. All-in sustaining cost is a non-GAAP metric

NEWMONT MINING CORPORATION

defined by the Company as the sum of costs applicable to sales, G&A, exploration expense, advanced projects and R&D, other expense, treatment and refining costs, and sustaining capital. All-in sustaining cost per ounce/pound is calculated by dividing All-in sustaining cost by the estimated consolidated ounces/pounds sold;

•

Our investment priorities include completing the Turf/Leeville Vent shaft in Nevada, finishing the Phase 6 stripping campaign at Batu Hijau, and identifying the best path forward for Conga in Peru. We expect capital expenditures to decrease from 2013 to 2014 by approximately 30%, due to the completion of Akyem and Phoenix Copper Leach construction and declining capital commitments for Conga, partially offset by the Turf/Leeville Vent Shaft development in Nevada.

Certain key factors will affect our future financial and operating results. These include, but are not limited to, the following:

•

Our 2014 expectations, particularly with respect to production volumes, Costs applicable to sales per ounce or pound and All-in sustaining costs per ounce may differ significantly from actual quarter and full year results due to variations in mine planning and sequencing, ore grades and hardness, metal recoveries, waste removal, commodity input prices and foreign currency exchange rates; and

•

Future investments in various development projects will require significant funding. Our operating cash flow may become insufficient to meet the funding requirements of these investments, fund our ongoing business activities and pay dividends. Our ability to raise and service significant new sources of capital will be a function of macroeconomic conditions, future gold and copper prices and our operational performance, among other factors. In the event of lower gold and copper prices, unanticipated operating or financial challenges, or new funding limitations, our ability to pursue new business opportunities, invest in existing and new projects, fund our ongoing business activities and pay dividends could be significantly constrained.

For a discussion of other risks that may impact future financial and operating results, see Item 1A, Risk Factors.

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

NEWMONT MINING CORPORATION

building access ways, shaft sinking and access, lateral development, drift development, ramps and infrastructure development. All such costs are amortized using the units-of-production (“UOP”) method over the estimated life of the ore body based on estimated recoverable ounces to be produced from proven and probable reserves.

Mine development costs incurred after the commencement of production are amortized using the UOP method based on estimated recoverable ounces to be produced from proven and probable reserves. To the extent that such costs benefit the entire ore body, they are amortized over the estimated recoverable ounces or pounds in proven and probable reserves of the entire ore body. Costs incurred to access specific ore blocks or areas that only provide benefit over the life of that block or area are amortized over the estimated recoverable ounces or pounds in proven and probable reserves of that specific ore block or area.

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

NEWMONT MINING CORPORATION

The following is a summary of our ore stockpiles:

	At December 31,		At December 31,
	2013	2012	2013	2012
	($ in millions)		($ per ounce)
Gold
Nevada	$675	$568	$231	$184
Yanacocha	311	120	524	219
Boddington	247	373	322	493
Other Australia/New Zealand	128	173	120	172
Batu Hijau	232	258	415	457
Ahafo	292	235	299	340
Akyem	35	3	105	49

Total	$1,920	$1,730	$266	$259

	At December 31,		At December 31,
	2013	2012	2013	2012
	($ in millions)		($ per pound)
Copper
Boddington	$57	$101	$0.68	$1.15
Batu Hijau	1,058	1,285	0.98	1.07

Total	$1,115	$1,386	$0.96	$1.07

We record stockpiles at the lower of average cost or net realizable value (“NRV”), and carrying values are evaluated at least quarterly. NRV represents the estimated future sales price based on short-term and long-term metals prices, less estimated costs to complete production and bring the product to sale. The primary factors that influence the need to record write-downs of stockpiles include short-term and long-term metals prices and costs for production inputs such as labor, fuel and energy, materials and supplies, as well as realized ore grades and recovery rates. The Company recorded write-downs to reduce the carrying value of stockpiles to net realizable value of $956, $24 and $1 in 2013, 2012 and 2011, respectively, as components of Cost applicable to sales and Amortization. The significant assumptions in determining the stockpile NRV for each mine site reporting unit at December 31, 2013 included production cost and capitalized expenditure assumptions unique to each operation, a long-term gold price of $1,300 per ounce, a long-term copper price of $3.00 per pound and a U.S. to Australian dollar long-term exchange rate of $0.92 per A$1.00. If short-term and long-term metals prices decrease and/or the value of the stockpiles decrease, it may be necessary to record a write-down of stockpiles to NRV.

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

NEWMONT MINING CORPORATION

The following is a summary of the historical stockpile cost and estimated future processing costs by region:

	At December 31, 2013
	($ per ounce)
	Historical Costs	Estimated Future Processing Costs	Total Estimated Production Costs
Gold
Nevada	$231	$639	$870
Yanacocha	524	354	878
Boddington	322	968	1,290
Other Australia/New Zealand	120	1,154	1,274
Batu Hijau	415	752	1,167
Ahafo	299	732	1,031
Akyem	105	390	495

Weighted Average	$266	$737	$1,003

	At December 31, 2013
	($ per pound)
	Historical Costs	Estimated Future Processing Costs	Total Estimated Production Costs
Copper
Boddington	$0.68	$2.04	$2.72
Batu Hijau	0.98	1.78	2.76

Weighted Average	$0.96	$1.80	$2.76

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

Although the quantities of recoverable gold placed on the leach pads are reconciled by comparing the grades of ore placed on pads to the quantities of gold actually recovered (metallurgical balancing), the nature of the leaching process inherently limits the ability to precisely monitor inventory levels. As a result, the metallurgical balancing process is constantly monitored and estimates are refined based on actual results over time. Historically, our operating results have not been materially impacted by variations between the estimated and actual recoverable quantities of gold on our leach pads. Variations between actual and estimated quantities resulting from changes in assumptions and estimates that do not result in write-downs to NRV are accounted for on a prospective basis. The Company recorded write-downs to reduce the carrying value of leach pads to net realizable value of $238, $4 and $0 in 2013, 2012 and 2011, respectively, as components of Cost applicable to sales and

NEWMONT MINING CORPORATION

Amortization. The significant assumptions in determining the NRV for each mine site reporting unit at December 31, 2013 apart from production cost and capitalized expenditure assumptions unique to each operation included a long-term gold price of $1,300 per ounce. If short-term and long-term gold prices decrease, and/or the value of the ore on leach pads decrease, it may be necessary to record a write-down of ore on leach pads to NRV.

The following is a summary of our ore on leach pads:

	At December 31,		At December 31,
	2013	2012	2013	2012
	($ in millions)		($ per ounce)
Gold
Nevada	$200	$131	$426	$368
La Herradura	57	57	1,095	846
Yanacocha	214	378	809	973

Total	$471	$566	$598	$697

The following is a summary of our ore on leach pad historical cost and estimated future processing costs by region:

	At December 31, 2013
	($ per ounce)
	Historical Costs	Estimated Future Processing Costs	Total Estimated Production Costs
Gold
Nevada	$426	$581	$1,007
La Herradura	1,095	190	1,285
Yanacocha	809	394	1,203

Weighted Average	$598	$492	$1,090

Carrying Value of Long-Lived Assets

We review and evaluate our long-lived assets for impairment when events or changes in circumstances indicate that the related carrying amounts may not be recoverable. Asset impairment is considered to exist if the total estimated pre-tax future cash flows on an undiscounted basis are less than the carrying amount of the asset, including goodwill, if any. An impairment loss is measured and recorded based on discounted estimated future cash flows. Future cash flows are estimated based on estimated quantities of recoverable minerals, expected gold and other commodity prices (considering current and historical prices, trends and related factors), production levels, operating costs, capital requirements and reclamation costs, all based on life-of-mine plans. The significant assumptions in determining the future cash flows for each mine site reporting unit at December 31, 2013 apart from production cost and capitalized expenditure assumptions unique to each operation, included a long-term gold price of $1,300 per ounce, a long-term copper price of $3.00 per pound and U.S. to Australian dollar long-term exchange rate of $0.92 per A$1.00. During 2013, 2012 and 2011, we recorded impairments of $4,352, $52, and $2,084, respectively, to reduce the carrying value of property, plant and mine development as part of Write-down of property, plant and mine development.

Existing proven and probable reserves and value beyond proven and probable reserves, including mineralization other than proven and probable reserves are included when determining the fair value of mine site reporting units at acquisition and, subsequently, in determining whether the assets are impaired. The term “recoverable minerals” refers to the estimated amount of gold or other commodities

NEWMONT MINING CORPORATION

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

Consolidated Financial Results

Gold Sales decreased $1,438 in 2013 compared to 2012 due to a $269 per ounce decrease in the average net realized price, partially offset by 23,000 more ounces sold. Gold Sales decreased $13 in 2012 compared to 2011 due to 354,000 fewer ounces sold, partially offset by a $100 per ounce increase in the average net realized price. For a complete discussion regarding variations in gold volumes, see Results of Consolidated Operations below.

NEWMONT MINING CORPORATION

The following analysis summarizes the changes in consolidated gold sales:

	Years Ended December 31,
	2013	2012	2011
Consolidated gold sales:
Gross before provisional pricing	$7,694	$9,115	$9,128
Provisional pricing mark-to-market	(17)	4	31

Gross after provisional pricing	7,677	9,119	9,159
Treatment and refining charges	(32)	(36)	(63)

Net	$7,645	$9,083	$9,096

Consolidated gold ounces sold (thousands)	5,489	5,466	5,820
Average realized gold price (per ounce):
Gross before provisional pricing	$1,402	$1,668	$1,568
Provisional pricing mark-to-market	(3)	1	5

Gross after provisional pricing	1,399	1,669	1,573
Treatment and refining charges	(6)	(7)	(11)

Net	$1,393	$1,662	$1,562

The change in consolidated gold sales is due to:

	2013 vs. 2012	2012 vs. 2011
Change in consolidated ounces sold	$39	$(557)
Change in average realized gold price	(1,481)	517
Change in treatment and refining charges	4	27

	$(1,438)	$(13)

NEWMONT MINING CORPORATION

Copper Sales decreased $108 in 2013 compared to 2012 due primarily to a $0.47 per pound decrease in the average net realized price. Copper Sales decreased $477 in 2012 compared to 2011 due to 127 million fewer pounds sold and an $0.11 per pound decrease in the average net realized price. For a complete discussion regarding variations in copper volumes, see Results of Consolidated Operations below.

The following analysis reflects the changes in consolidated copper sales:

	Years Ended December 31,
	2013	2012	2011
Consolidated copper sales:
Gross before provisional pricing	$754	$825	$1,434
Provisional pricing mark-to-market	(11)	22	(92)

Gross after provisional pricing	743	847	1,342
Treatment and refining charges	(66)	(62)	(80)

Net	$677	$785	$1,262

Consolidated copper pounds sold (millions)	229	229	356
Average realized copper price (per pound):
Gross before provisional pricing	$3.30	$3.60	$4.02
Provisional pricing mark-to-market	(0.05)	0.10	(0.26)

Gross after provisional pricing	3.25	3.70	3.76
Treatment and refining charges	(0.29)	(0.27)	(0.22)

Net	$2.96	$3.43	$3.54

The change in consolidated copper sales is due to:

	2013 vs. 2012	2012 vs. 2011
Change in consolidated pounds sold	$(2)	$(479)
Change in average realized copper price	(102)	(16)
Change in treatment and refining charges	(4)	18

	$(108)	$(477)

NEWMONT MINING CORPORATION

The following is a summary of consolidated gold and copper sales, net:

	Years Ended December 31,
	2013	2012	2011
Gold
North America:
Nevada	$2,413	$2,851	$2,700
La Herradura	258	354	331

	2,671	3,205	3,031

South America:
Yanacocha	1,458	2,202	2,003
Australia / New Zealand:
Boddington	1,038	1,184	1,056
Other Australia / New Zealand	1,464	1,512	1,613

	2,502	2,696	2,669

Indonesia:
Batu Hijau	57	106	524
Africa:
Ahafo	793	874	869
Akyem	164	—	—

	957	874	869

	7,645	9,083	9,096

Copper
Boddington	211	224	210
Batu Hijau	466	561	1,052

	677	785	1,262

	$8,322	$9,868	$10,358

Costs applicable to sales for gold increased in 2013 compared to 2012 due primarily to the stockpile and leach pad write-downs as a result of lower gold price assumptions. The increase in 2012 compared to 2011 was due to higher mining, milling, and royalty costs, partially offset by lower sales volumes and an increase to stockpiles. Costs applicable to sales for copper increased in 2013 from 2012 due to the stockpile write-downs as a result of the lower copper price assumptions. The increase in 2012 from 2011 was due to continued waste mining at Batu Hijau and higher milling costs at Boddington, coupled with the higher allocation of costs to copper. For a complete discussion regarding variations in operations, see Results of Consolidated Operations below.

Amortization expense increased in 2013 from 2012 due to the portion of the aforementioned stockpile and leach pad write-downs that is associate with amortization, higher mine development costs, and higher asset retirement costs. Amortization expense decreased in 2012 from 2011 due to lower production, partially offset by additional investments in mine development and equipment and higher asset retirement costs. Amortization expense fluctuates as capital expenditures increase or decrease and as production levels increase or decrease due to the use of the units-of-production amortization method for mineral interests and mine development. For a complete discussion, see Results of Consolidated Operations, below. We expect Amortization expense to be approximately $1,050 to $1,125 in 2014.

NEWMONT MINING CORPORATION

The following is a summary of Costs applicable to sales and Amortization by operation:

	Costs Applicable to Sales			Amortization
	Years Ended December 31,			Years Ended December 31,
	2013	2012	2011	2013	2012	2011
Gold
North America:
Nevada	$1,164	$1,098	$1,039	$265	$230	$277
La Herradura	177	132	110	34	21	20

	1,341	1,230	1,149	299	251	297
South America:
Yanacocha	663	669	711	333	254	234
Other South America	—	—	—	1	—	—

	663	669	711	334	254	234
Australia / New Zealand:
Boddington	805	623	470	165	159	122
Other Australia/New Zealand	921	796	681	229	146	138

	1,726	1,419	1,151	394	305	260
Indonesia:
Batu Hijau	107	71	164	22	12	35
Africa:
Ahafo	307	314	265	78	75	76
Akyem	32	—	—	13	—	—

	339	314	265	91	75	76

	4,176	3,703	3,440	1,140	897	902
Copper
Boddington	195	150	118	37	34	28
Batu Hijau	815	385	332	163	76	71

	1,010	535	450	200	110	99
Other
Corporate and other	—	—	—	22	25	35

	$5,186	$4,238	$3,890	$1,362	$1,032	$1,036

Exploration expense decreased to $247 in 2013 from $356 in 2012 due to decreases in both brownfields and greenfields expenditures in all our regions. Exploration activities in a number of countries including Solomon Islands, Papua New Guinea and Cote d’Ivoire have been discontinued. Exploration expense increased in 2012 from $350 in 2011 due to additional near mine expenditures in South America and Africa, mostly offset by the elimination of exploration at Hope Bay. We expect Exploration expense to be focused primarily on Carlin underground and Long Canyon in Nevada, Yanacocha in Peru, Ahafo and Subika in Ghana, and Tanami in Australia.

During 2013, we removed 4.6 million ounces from proven and probable reserves, along with 6.2 million ounces of depletion. Reserve reductions were primarily due to updated models, revised designs, and a decrease in gold price assumptions which resulted in net decreases (before depletion) in Australia/New Zealand (2.9 million ounces), North America (1.7 million ounces), Africa (0.9 million ounces), and Indonesia (0.1 million ounces). South America reserves increased due to conversion of

NEWMONT MINING CORPORATION

mineralized material at the Merian project in Suriname and at Yanacocha (1.0 million ounces). The estimated impact of the change in gold price assumption on these reserve reductions was a decrease of (2.5) million ounces.

During 2012, we added 5.5 million ounces to proven and probable reserves, with 6.2 million ounces of depletion Reserve additions were primarily due to conversion of mineralized material at the Merian project in Suriname (1.8 million ounces), Carlin underground, (1.7 million ounces) and La Herradura (0.6 million ounces) with the remaining additions coming from open pit and underground sources in all regions (1.4 million ounces). The estimated impact of the change in gold price assumption on these reserve additions was an increase of 1.5 million ounces.

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

Advanced projects, research and development expense includes development project management costs, feasibility studies and certain drilling costs. Advanced projects, research and development expense decreased 36% in 2013 compared to 2012 due to spending decreases in Nevada as well as fewer projects undertaken in other regions than originally anticipated. We expect combined Advanced projects, research and development and Exploration expense to be approximately $400 to $450 in 2014. We expect Advanced projects, research and development expense to be focused primarily on Conga and Verde Bio Leach in South America, La Herradura and North Exodus in North America, Subika and Euronimba in Africa, and Merian in Suriname. The following is a summary of Advanced projects, research and development expense by segment:

	Years Ended December 31,
	2013	2012	2011
North America
Nevada	$28	$43	$24
La Herradura	10	9	2
Hope Bay	1	—	155
Other North America	—	1	—
South America
Yanacocha	19	20	19
Conga	24	57	20
Other South America	6	38	13
Australia/New Zealand
Boddington	6	6	5
Other Australia/New Zealand	18	15	5
Indonesia
Batu Hijau	—	17	6
Africa
Ahafo	23	13	10
Akyem	7	12	5
Other Africa	5	3	—
Corporate and Other
Technical and project services	55	96	89
Corporate	20	18	20

	$222	$348	$373

NEWMONT MINING CORPORATION

General and administrative expense decreased to $203 in 2013, compared to $212 in 2012, due to lower labor costs. General and administrative expense increased in 2012 compared to $198 in 2011 due to higher benefit and compensation costs. General and administrative expense as a percentage of Sales was 2.4% in 2013, compared to 2.1% and 1.9% in 2012 and 2011, respectively. We expect General and administrative expense to be approximately $175 to $200 in 2014.

Write-downs totaled $4,352, $52 and $2,084 for 2013, 2012 and 2011, respectively. The 2013 write-down at Boddington in Australia was primarily due to a decrease in the Company’s long-term gold and copper price assumptions combined with rising operating costs. The 2013 write-down at Nevada’s Long Canyon project was primarily due to a decrease in the Company’s long-term gold price assumption and improved understanding of the ore body. These factors represented significant changes in the business, requiring the Company to evaluate long-lived assets for impairment. For purposes of this evaluation, estimates of future cash flows of the individual reporting units were used to determine fair value. The estimated cash flows were derived from life-of-mine plans, developed using long-term pricing reflective of the current price environment and management’s projections for operating costs. Refer to Note 16 for additional information related to long-term gold and copper price assumptions and to the fair value determination of the impairment.

Due to the above conditions, Goodwill was included in the Company’s impairment analysis. After-tax discounted future cash flows of reporting units with Goodwill were analyzed. Goodwill at Other Australia / New Zealand had a carrying value of $188 at December 31, 2012. As a result of this evaluation, the Company recorded an impairment of $56, resulting in a carrying value of $132 at December 31, 2013.

The 2012 write-down was primarily due to an impairment of the FALC JV diamond project as well as write-downs of non-essential surface equipment at Conga.

The 2011 write-down related to the Hope Bay project. The project was evaluated against other projects and development opportunities within the Company’s wider project pipeline. The amount of the Hope Bay write-down was recorded at fair value based on the estimated recoverable value, net of transportation and selling costs utilizing the liquidation model.

Other expense, net was $300, $449 and $265 for 2013, 2012 and 2011, respectively. The decrease in 2013 over 2012 is due to lower Hope Bay care and maintenance costs and regional administration and community development expenses, partially offset by higher transaction costs related to TMAC. The increase in 2012 over 2011 is due to Hope Bay care and maintenance costs, restructuring charges and higher expenses for regional administration and community development, partially offset by the Indonesian value added tax settlement and Fronteer acquisition costs in 2011.

Other income, net was $349, $278 and $12 for 2013, 2012 and 2011, respectively. The increase in 2013 over 2012 is due to a gain on the sale of the Canadian Oil Sands investment and higher foreign currency exchange gains, partially offset by higher other-than-temporary impairments of marketable equity securities and lower income from developing projects. The increase in 2012 over 2011 is due to lower other-than-temporary impairment charges for marketable equity securities, the sale of non-core assets, a reduction of an allowance for loan receivable, higher income from development projects, a gain on derivative ineffectiveness and higher Canadian Oil Sands dividends, partially offset by a lower gain on sale of investments.

Interest expense, net was $303, $249 and $244 for 2013, 2012 and 2011, respectively. Capitalized interest totaled $88, $107 and $52 in each year, respectively. Interest expense, net increased in 2013 compared to 2012 due to decreased capitalized interest and higher drawdowns on the Corporate Credit Facility, as well as a full year’s worth of interest on the 2022 and 2042 Senior Notes that were issued in March of 2012. Capitalized interest decreased from capital projects being completed at Akyem and Phoenix copper leach and other projects being deferred. Interest expense,

NEWMONT MINING CORPORATION

net increased in 2012 from 2011 due to the issuance of the 2022 and 2042 Senior Notes, partially offset by the repayment of the 2012 Convertible Senior Notes in the first quarter of 2012. We expect Interest expense, net to be approximately $350 to $375 in 2014.

Income and mining tax benefit was $813, resulting in an effective tax rate of 23%. This compares to income tax expense of $869 and $713, or effective tax rates of 28% and 39% for 2012 and 2011, respectively. The effective tax rate in 2013 differed from the prior two years primarily due to non-reoccurring tax benefits of prior year tax restructuring, impact of changes in our valuation allowances and significant decrease in the benefit of percentage depletion.

During 2013, the Company recognized a $791 deferred tax benefit (at a blended federal and state statutory rate of 38%) due to the impairment of the Long Canyon and Northumberland assets. This benefit reflects a reduction of the deferred tax liability that was established upon Newmont’s purchase of Fronteer Gold Inc. in 2011.

The factors that most significantly impacted our effective tax rates for the year are percentage depletion, changes in estimates of reserves for income tax uncertainties, valuation allowances related to deferred tax assets, mining taxes and the impact of certain specific transactions. Many of these factors are sensitive to the average realized price of gold and other metals. For a complete discussion, see Note 8 to the Consolidated Financial Statements.

Based on the uncertainty and inherent unpredictability of the factors influencing our effective tax rate and the sensitivity of such factors to gold and other metals prices as discussed above, the effective tax rate is expected to be volatile in future periods. The effective tax rate is expected to be between 34% and 37% in 2014.

Net income (loss) attributable to noncontrolling interests decreased to a net loss of $254 in 2013 compared to net income of $309 in 2012 and net income of $606 in 2011 as a result of decreased earnings at Batu Hijau and Minera Yanacocha as well as the TMAC transaction in March 2013.

Equity income (loss) of affiliates was as follows:

	Years Ended December 31,
	2013	2012	2011
Minera La Zanja S.R.L. (46.9%)	$19	$18	$52
Euronimba Ltd. (43.5%)	(25)	(69)	(41)
Novo Resources (32%)	1	—	—

	$(5)	$(51)	$11

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

We have a 32% interest in Novo Resources Corporation (“Novo”). Novo owns a majority of the Beaton’s Creek discovery with Millennium Minerals in the Pilbara region of Western Australia.

Income (loss) from discontinued operations include Holloway Mining Company, which owned the Holt-McDermott property (“Holt property”) that was sold to St. Andrew Goldfields Ltd. (“St. Andrew”) in 2006. In 2009, the Superior Court issued a decision finding Newmont Canada Corporation (“Newmont Canada”) liable for a sliding scale royalty on production from the Holt property, which Newmont Canada appealed. In 2011, the Ontario Court of Appeal upheld the Superior Court ruling increasing the previously recorded liability by an additional $136 charge, net of tax benefits of $7. In 2012, we

NEWMONT MINING CORPORATION

recognized a $76 charge, net of tax benefits of $4. In 2013, we recognized a $61 benefit, net of tax expense of $28, reflecting the impact of lower gold prices on our estimated future royalty liability.

Other comprehensive loss, net of tax was $671 in 2013 and included non-cash adjustments for a $577 net loss in value of marketable securities primarily related to Canadian Oil Sands Trust, Regis Resources Ltd., Paladin Energy, Ltd. and Gabriel Resources Ltd., a $31 net loss on the translation of subsidiaries with non-U.S. dollar functional currencies, a $152 net gain related to pension and other post-retirement benefit adjustments mainly as a result of changes in actuarial estimates, and a $215 net loss on derivatives designated as cash flow hedges due mainly to foreign currency hedge losses. Other comprehensive income, net of tax was $161 in 2012 and included non-cash adjustments for a $164 net loss in value of marketable securities primarily related to Canadian Oil Sands Trust and Gabriel Resources Ltd., partially offset by gains related to Regis Resources Ltd., a $14 net gain on the translation of subsidiaries with non-U.S. dollar functional currencies, a $51 net loss related to pension and other post-retirement benefit adjustments primarily as a result of utilizing a lower discount rate, and a $40 net gain on derivatives designated as cash flow hedges due mainly to foreign currency hedge gains. Other comprehensive income, net of tax was $456 in 2011 and included non-cash adjustments for a $195 net gain in value of marketable securities primarily related to Canadian Oil Sands Trust and Gabriel Resources Ltd., a $8 net gain on the translation of subsidiaries with non-U.S. dollar functional currencies, a $60 net loss related to pension and other post-retirement benefit adjustments primarily as a result of utilizing a lower discount rate and lower than expected return on plan assets, and a $209 net loss on derivatives designated as cash flow hedges due mainly to a loss on forward starting swap contracts partially offset by foreign currency hedge gains.

Results of Consolidated Operations

	Gold or Copper Produced			Costs Applicable to Sales(1)(2)			Amortization			All-In Sustaining Costs(2)
	2013	2012	2011	2013	2012	2011	2013	2012	2011	2013	2012	2011
	(ounces in thousands)			($ per ounce)			($ per ounce)			($ per ounce)
Gold
North America	1,951	1,960	1,950	$691	$636	$594	$154	$130	$153	$964	$1,053	$963
South America	1,017	1,346	1,293	650	505	560	326	192	184	1,032	1,098	1,011
Australia / New Zealand	1,748	1,648	1,756	966	878	671	213	186	150	1,176	1,200	1,035
Indonesia	48	68	308	2,332	1,071	476	472	179	102	2,804	1,687	820
Africa	699	561	566	487	596	474	131	142	137	790	973	724

Total/Weighted-Average	5,463	5,583	5,873	$761	$677	$591	$205	$169	$154	$1,104	$1,177	$1,062

Attributable to Newmont(2)(3)	5,065	4,977	5,166	$765	$698	$597				$1,105	1,192	1,082

Net Attributable to Newmont(2)				$795	$665	$509

	(pounds in millions)			($ per pound)			($ per pound)
Copper
Australia / New Zealand	66	67	65	$2.75	$2.29	$2.03	$0.52	$0.51	$0.49
Indonesia	161	157	273	5.17	2.36	1.11	1.04	0.46	0.24

Total/Weighted-Average	227	224	338	$4.42	$2.34	$1.26	0.88	0.48	0.28

Attributable to Newmont(2)	144	143	197	$4.00	$2.33	$1.37

(1)	Excludes Amortization and Reclamation and remediation.

(2)	See “Non-GAAP Financial Measures” on page 87

(3)

Includes 65, 53, and 64 thousand ounces in 2013, 2012, and 2011, respectively, from our non-consolidated interest in La Zanja and 56, 31, and 17 thousand ounces in 2013, 2012, and 2011, respectively, from our non-consolidated interest in Duketon.

NEWMONT MINING CORPORATION

2013 compared to 2012

Consolidated gold ounces produced decreased 2% due to:

•	Lower production from South America due to lower leach grade placed on the leach pads as well as lower mill grade and recovery; and

•	lower production from Indonesia due to lower gold grade and recovery related to processing lower grade stockpiled material; and

•	lower production from North America due to the suspension of an explosives permit related to a land dispute at La Herradura; partially offset by

•	higher production from Africa due to new production from Akyem and higher throughput and recovery from Ahafo; and

•	higher production from Australia / New Zealand due to increased production at Tanami and Waihi.

Consolidated copper pounds produced increased 1% due to higher recovery at Batu Hijau partially offset by lower grade milled.

Attributable gold ounces produced increased 2% due to higher production from Africa, Tanami, Waihi, and Nevada partially offset by lower production from South America. Higher attributable copper pounds produced also resulted from higher production at Batu Hijau.

Costs applicable to sales per consolidated gold ounce sold increased 12% due to stockpile and leach pad write-downs associated with lower gold prices. Costs applicable to sales per consolidated copper pound sold increased 89% due to stockpile write-downs at Batu Hijau and Boddington.

2012 compared to 2011

Consolidated gold ounces produced decreased 5% due to:

•	lower production from Indonesia due to continued Phase 6 waste mining and processing lower grade stockpiles at Batu Hijau; and

•	lower production from Australia / New Zealand due to lower ore availability at Tanami and mine sequencing at Waihi; and

•	lower production from Africa due to lower mill throughput and grade; partially offset by

•	higher production from South America due to higher mill grade and recovery partially offset by lower leach placement; and

•	higher production from North America due to higher throughput at Mill 6, Juniper Mill, and Twin Creeks Autoclave and the startup of the Emigrant mine.

Consolidated copper pounds produced decreased 34% due to scheduled Phase 6 waste mining at Batu Hijau, partially offset by higher throughput at Boddington.

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

NEWMONT MINING CORPORATION

North America Operations

	Gold Ounces Produced			Costs Applicable to Sales(1)			Amortization			All-In Sustaining Costs(3)
	2013	2012	2011	2013	2012	2011	2013	2012	2011	2013	2012	2011
	(in thousands)			($ per ounce)			($ per ounce)			($ per ounce)
Nevada	1,768	1,748	1,738	$663	$638	$603	$151	$134	$160	$895	$1,040	$958
La Herradura(2)	183	212	212	967	621	527	186	101	95	1,601	1,151	995

Total/Weighted-Average	1,951	1,960	1,950	$691	$636	$594	$154	$130	$153	$964	$1,053	$963

Attributable to Newmont	1,951	1,960	1,950

(1)	Excludes Amortization and Reclamation and remediation.

(2)	Our proportionate 44% share.

(3)	All-In Sustaining Costs is a non-GAAP financial measure. See page 87 for a reconciliation.

2013 compared to 2012

Nevada, USA.    Gold ounces produced increased slightly due to higher leach production from Emigrant and Carlin North Area Leach, higher throughput, grade, and recovery at Phoenix as well as higher mill throughput and grade at the Juniper mill. These positive variances were partially offset by lower leach production at Carlin South Area and Lone Tree as well as lower grade and recovery at Mill 5, lower recovery at Mill 6, and lower grade at the Sage mill, and lower mill grade and throughput at Midas. Costs applicable to sales per ounce increased 4% due to a stockpile and leach pad write-down as a result of lower gold prices, lower capitalization of mine development costs, and lower by-product credits partially offset by lower royalties and higher production. Amortization per ounce increased 13% due to the portion of the stockpile and leach pad write-downs associated with amortization.

La Herradura, Mexico.    Gold ounces produced decreased 14% due to the suspension of the explosives permit related to a land dispute. Costs applicable to sales per ounce increased 56% due to the suspension of the explosives permit which also caused a write-down of ore on the leach pads. Amortization per ounce increased 84% due to the portion of the leach pad write-downs associated with amortization.

2012 compared to 2011

Nevada, USA.    Gold ounces produced increased slightly due to higher throughput at Mill 6, Juniper Mill, and the Twin Creeks Autoclave as well as new production from Emigrant, partially offset by lower grade at Phoenix and lower throughput and grade at Midas. Costs applicable to sales per ounce increased 6% due to higher commodity and contractor costs as well as higher royalties. Amortization per ounce decreased 16% due to higher production and longer reserve life.

La Herradura, Mexico.    Gold ounces produced were unchanged due to new production at Noche Buena, offset by timing of leach recoveries. Costs applicable to sales per ounce increased 18% due to higher waste tons mined, higher commodity prices and lower by-product credits. Amortization per ounce increased 6% due to additional equipment purchases and the start of Noche Buena production.

Gold production for North America in 2014 is expected to decline to approximately 1.6 to 1.7 million ounces as the Carlin and Twin Creeks mines in Nevada enter a temporary period of lower grade due to planned stripping campaigns. Production forecasts also reflect the divestiture of the Midas mine. Costs applicable to sales per ounce are expected to be approximately $720 to $790. Copper production in 2014 from our Phoenix mine is expected to be 15,000 to 25,000 tonnes at Costs applicable to sales per pound are expected to be approximately $2.25 to $2.50.

NEWMONT MINING CORPORATION

South America Operations

	Gold Ounces Produced			Costs Applicable to Sales(1)			Amortization			All-In Sustaining Costs(2)
	2013	2012	2011	2013	2012	2011	2013	2012	2011	2013	2012	2011
	(in thousands)			($ per ounce)			($ per ounce)			($ per ounce)
Yanacocha	1,017	1,346	1,293	$650	$505	$560	$326	$192	$184	$983	$989	$951

Attributable to Newmont:

Yanacocha (51.35%)	523	691	664

La Zanja (46.94%)	65	53	64

	588	744	728

(1)	Excludes Amortization and Reclamation and remediation.

(2)	All-In Sustaining Costs is a non-GAAP financial measure. See page 87 for a reconciliation.

2013 compared to 2012

Yanacocha, Peru. Gold ounces produced decreased 24% due to lower leach grade placed on the leach pads compared to prior year as well as lower mill grade and recovery. Costs applicable to sales per ounce increased 29% due to stockpile and leach pad write-downs, lower production, and lower by-product credits partially offset by lower worker’s participation and lower headcount. Amortization per ounce increased 70% due to the portion of the stockpile and leach pad write-down associated with amortization, higher asset retirement costs, and lower production.

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

Consolidated gold production for South America in 2014 is expected to decrease to approximately 895,000 to 985,000 ounces (510,000 to 560,000 attributable ounces) as we mine lower grades at our maturing deposits. Consolidated Costs applicable to sales per ounce are expected to be approximately $725 to $790, primarily due to lower production.

NEWMONT MINING CORPORATION

Australia / New Zealand Operations

	Gold Ounces Produced			Costs Applicable to Sales(1)			Amortization			All-In Sustaining Costs(2)
	2013	2012	2011	2013	2012	2011	2013	2012	2011	2013	2012	2011
	(in thousands)			($ per ounce)			($ per ounce)			($ per ounce)
Gold
Boddington	704	724	730	$1,083	$877	$682	$222	$223	$176	$1,222	$1,065	$968
Other Australia/New Zealand(3)	1,044	924	1,026	882	879	664	206	156	131	1,143	1,306	1,080

Total/Weighted-Average	1,748	1,648	1,756	$966	$878	$671	$213	$186	$150	$1,176	$1,200	$1,035

Attributable to Newmont(4)	1,804	1,679	1,773

	Copper Pounds Produced			Costs Applicable to Sales(1)			Amortization
	2013	2012	2011	2013	2012	2011	2013	2012	2011
	(in millions)			($ per pound)			($ per pound)
Copper
Boddington	66	67	65	$2.75	$2.29	$2.03	$0.52	$0.51	$0.49

(1)	Excludes Amortization and Reclamation and remediation.

(2)	All-In Sustaining Costs is a non-GAAP financial measure. See page 87 for reconciliation.

(3)	Includes our proportionate 50% share of Kalgoorlie.

(4)	Includes 56, 31, and 17 thousand ounces in 2013, 2012, and 2011, respectively, from our non-consolidated interest in Duketon.

2013 compared to 2012

Boddington, Australia.    Gold production decreased 3% due primarily to lower grade and throughput partially offset by higher recovery. Copper production remained essentially in line with 2012. Costs applicable to sales increased 23% per ounce and 20% per pound, respectively, mainly due to the impact of the stockpile write-downs. Amortization per ounce and per pound were in line with the prior year.

Other Australia/New Zealand.    Gold production increased 13% due to higher mill throughput and higher ore grade mined at Tanami and higher throughput at Waihi as a result of a mill shutdown in the prior year partially offset by lower grade at Jundee. Although Costs applicable to sales per ounce was in line with 2012, there were increases due to stockpile write-downs at Kalgoorlie as well as lower production and lower production coupled with higher operating costs related to a higher proportion of operating development drifting at Jundee offset by higher production at Tanami and Waihi and lower stockpile write-downs at Waihi compared to prior year. Amortization per ounce increased 32% due to higher capitalized mine development at Jundee and the portion of the stockpile write-downs, mentioned above, associated with amortization partially offset by higher production.

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

NEWMONT MINING CORPORATION

Other Australia/New Zealand.    Gold production decreased 10% due to lower throughput at Tanami and Waihi, and lower throughput, grade, and recovery at KCGM. Costs applicable to sales per ounce increased 32% due to lower production and higher mining costs. Amortization per ounce increased 19% due to lower production.

Consolidated and attributable gold production for Australia/New Zealand is expected to remain stable at approximately 1.6 to 1.7 and 1.7 to 1.8 million ounces, respectively. Consolidated Cost applicable to sales per ounce are expected to be approximately $855 to $930. We expect copper production for the Australia/New Zealand region of approximately 25,000 to 35,000 tonnes at consolidated Costs applicable to sales per pound of approximately $2.50 to $2.80 in 2014.

Indonesia Operations

	Gold Ounces Produced			Costs Applicable to Sales(1)			Amortization			All-In Sustaining Costs(3)
	2013	2012	2011	2013	2012	2011	2013	2012	2011	2013	2012	2011
	(in thousands)			($ per ounce)			($ per ounce)			($ per ounce)
Gold
Batu Hijau	48	68	308	$2,332	$1,071	$476	$472	$179	$102	$2,848	$1,731	$828

Attributable to Newmont(2)	23	33	149

	Copper Pounds Produced			Costs Applicable to Sales(1)			Amortization
	2013	2012	2011	2013	2012	2011	2013	2012	2011
	(in millions)			($ per pound)			($ per pound)
Copper
Batu Hijau	161	157	273	$5.17	$2.36	$1.11	$1.04	$0.46	$0.24

Attributable to Newmont(2)	78	76	132

(1)	Excludes Amortization and Reclamation and remediation.

(2)	Our weighted-average economic interest was 48.50% in 2013, 2012 and 2011.

(3)	All-In Sustaining Costs is a non-GAAP financial measure. See page 87 for reconciliation.

2013 compared to 2012

Batu Hijau, Indonesia.    Copper production increased 3% due to higher recovery partially offset by lower grade. Gold production decreased 29% due to lower grade and recovery. Costs applicable to sales increased 119% per pound and 118% per ounce, respectively, due to the stockpile write-down related to lower metal prices, lower production, partially offset by lower total production costs. Amortization increased 126% per pound and 164% per ounce, respectively, due to the portion of the stockpile write-down associated with amortization as well as lower gold production.

2012 compared to 2011

Batu Hijau, Indonesia.    Copper and gold production decreased 42% and 78%, respectively, due to lower grade and recovery as a result of processing primarily lower grade stockpiled material. Waste tons mined increased 26% as Phase 6 waste removal continues as planned. The Company expects to process lower grade stockpiled ore until Phase 6 ore becomes the primary mill feed in 2014. Costs applicable to sales increased 113% per pound and 125% per ounce, respectively, due to lower production. Amortization increased 92% per pound and 75% per ounce, respectively, due to lower production.

NEWMONT MINING CORPORATION

Consolidated gold production for Indonesia is expected to be approximately 135,000 to 150,000 ounces (60,000 to 65,000 attributable ounces) in 2014 at consolidated Costs applicable to sales per ounce of approximately $630 to $690 in 2014. We expect consolidated copper production for Indonesia of approximately 110,000 to 125,000 tonnes (45,000 to 55,000 attributable tonnes) at consolidated Costs applicable to sales per pound of approximately $1.75 to $2.00 in 2014. For a discussion of risks that could impact future financial and operating results for Indonesia, see Item 1A, Risk Factors, above.

Africa Operations

	Gold Ounces Produced			Costs Applicable to Sales(1)			Amortization			All-In Sustaining Costs(2)
	2013	2012	2011	2013	2012	2011	2013	2012	2011	2013	2012	2011
	(in thousands)			($ per ounce)			($ per ounce)			($ per ounce)
Ahafo	570	561	566	$542	$596	$474	$137	$142	$137	$873	$911	$692
Akyem	129	—	—	248	—	—	103	—	—	326	—	—

Total / Weighted Average	699	561	566	$487	$596	$474	$131	$142	$137	$790	$973	$724

Attributable to Newmont	699	561	566

(1)	Excludes Amortization and Reclamation and remediation.

(2)	All-In Sustaining Costs is a non-GAAP financial measure. See page 87 for a reconciliation.

2013 compared to 2012

Ahafo, Ghana.    Gold ounces produced increased 2% due to higher throughput and higher recovery. Costs applicable to sales per ounce decreased 9% due to higher production and higher ore tons mined partially offset by higher royalties. Amortization per ounce decreased 4% due to higher ounces sold.

Akyem, Ghana.    Gold ounces produced of 129,000, Costs applicable to sales per ounce of $248, and Amortization per ounce of $103 are due to the commencement of commercial production in the fourth quarter of 2013.

2012 compared to 2011

Ahafo, Ghana.    Gold ounces produced decreased 1% due to lower throughput and lower grade, largely offset by a drawdown of in-circuit inventory. Costs applicable to sales per ounce increased 26% due to higher labor, commodity and royalty costs. Amortization per ounce increased 3% due to lower ounces sold.

Gold production for the Africa operations is expected to increase in 2014 to approximately 785,000 to 850,000 ounces due to a full year of gold production at Akyem. Costs applicable to sales per ounce are expected to be approximately $575 to $625.

Foreign Currency Exchange Rates

Foreign currency exchange rates can increase or decrease profit margins and Costs applicable to sales to the extent costs are paid in foreign currencies. Such fluctuations have not had a material impact on our revenue since gold and copper are sold throughout the world principally in U.S. dollars. Approximately 47%, 51% and 43% of our Costs applicable to sales were paid in currencies other than the U.S. dollar in 2013, 2012 and 2011, respectively. Our Costs applicable to sales are most significantly impacted by variations in the Australian dollar/U.S. dollar exchange rate. Variations in the Australian dollar/U.S. dollar exchange rate historically have been strongly correlated to variations in the U.S. dollar gold price over the long-term. Changes in costs at Australian locations due to exchange

NEWMONT MINING CORPORATION

rate changes have therefore tended to be mitigated by changes in sales reported in U.S. dollars at Australian locations. No assurance, however, can be given that the Australian dollar/U.S. dollar exchange rate will continue to be strongly correlated to the U.S. dollar gold price in the future.

Variations in foreign currency exchange rates decreased Costs applicable to sales per ounce $5, net of hedging, in 2013 compared to 2012, and increased Costs applicable to sales per ounce $4, net of hedging, in 2012 from 2011, primarily due to movements in the Australian dollar.

We hedge a portion of our forecasted Australian dollar denominated operating expenditures. At December 31, 2013, we have hedged 20%, 18%, 11%, 7% and 4% of our forecasted Australian denominated operating costs in 2014, 2015, 2016, 2017 and 2018, respectively, at an average rate of 1.00, 0.98, 0.95, 0.93 and 0.92, respectively.

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

Liquidity and Capital Resources

Cash Provided from Operations

Net cash provided from continuing operations was $1,561, $2,388 and $3,591 for 2013, 2012 and 2011, respectively, and was impacted by the following key factors:

	Years Ended December 31,
	2013	2012	2011
Consolidated gold ounces sold (in thousands)	5,489	5,466	5,820
Average price realized per ounce of gold, net	$1,393	$1,662	$1,562
Costs applicable to sales per ounce of gold(1)	(761)	(677)	(591)

Operating margin per ounce of gold(2)	$632	$985	$971

Consolidated copper pounds sold (in millions)	229	229	356
Average price realized per pound of copper, net	$2.96	$3.43	$3.54
Costs applicable to sales per pound of copper(1)	(4.42)	(2.34)	(1.26)

Operating margin per pound of copper(2)	$(1.46)	$1.09	$2.28

(1)	Excludes Amortization and Reclamation and remediation.

(2)	See “Non-GAAP Financial Measures” on page 87.

Net cash provided from continuing operations was $1,561 in 2013, a decrease of $827 from 2012 due to lower gold production, a lower average realized gold price and a net increase in operating assets and liabilities. The increase in net operating assets and liabilities of $34, is due to decreases in accounts payable and other accrued liabilities partially offset by decreases accounts receivable. Cash

NEWMONT MINING CORPORATION

flow provided from operations during 2012 was $2,388, a decrease of $1,203 from 2011 due to lower production at Batu Hijau and a net increase in working capital of $762, primarily inventories, and lower Sales and higher Costs applicable to sales.

Investing Activities

Net cash used in investing activities was $1,313 in 2013 compared to $3,264 and $5,067 in 2012 and 2011, respectively, for the reasons explained below.

Cash additions to property, plant and mine development were as follows:

	Years Ended December 31,
	2013	2012	2011
North America:
Nevada	$450	$646	$559
La Herradura	102	89	81
Other North America	1	31	—

	553	766	640

South America:
Yanacocha	177	510	360
Conga	190	582	739
Other South America	71	66	7

	438	1,158	1,106

Australia/New Zealand
Boddington	113	141	217
Other Australia/New Zealand	173	296	312

	286	437	529

Indonesia
Batu Hijau	105	148	196

	105	148	196

Africa:
Ahafo	169	228	116
Akyem	236	388	248

	405	616	364

Corporate and Other	12	27	129

Accrual basis	1,799	3,152	2,964
Decrease (increase) in accrued capital expenditures	101	58	(177)

Cash basis	$1,900	$3,210	$2,787

Capital expenditures in North America during 2013 included $91 for the construction of the Phoenix Copper Leach project, $83 for the development of the Turf Vent Shaft project, $106 for surface and underground mine development, $60 for tailings and mill facility upgrades and $26 for other infrastructure improvements in Nevada, as well as $74 for surface mine development and $28 for mill construction in Mexico. Capital expenditures in South America included $190 and $71 related to the Conga and Merian

NEWMONT MINING CORPORATION

projects respectively, $54 for tailings and other infrastructure improvements, $49 for leach pad expansions, $35 for surface mine development and $25 for mining and support equipment. The majority of capital expenditures in Australia and New Zealand were $106 for underground mine development, $59 for mining equipment purchases, $55 for tailings facility construction and $44 for mill facilities and support infrastructure improvements and upgrades. Capital expenditures in Indonesia were $96 for equipment purchases and rebuilds, $5 for surface mine development and $4 for infrastructure improvements and upgrades. Capital expenditures in Africa were $256 for Akyem Project development, $28 for the Subika expansion project and $20 for the Ahafo Mill expansion project, as well as $50 for equipment purchases and $12 for surface mine development at Ahafo.

Capital expenditures in North America during 2012 included $57 for Leeville/Turf development, $47 for Emigrant development, $217 for surface and underground development, $151 for leaching, tailings and other facilities, $94 for process facilities improvements and upgrades and $91 for mine and support equipment as well as $89 at La Herradura primarily for surface development and mill construction and upgrades. South America capital expenditures included $261 for surface development, $110 for leach pad development and $49 for equipment and equipment component purchases at Yanacocha, and $537 primarily for equipment and engineering at Conga. Expenditures at Merian were $49 primarily due to acquisition of long-lead items for the Merian Project. Capital expenditures in Australia and New Zealand included $43 for Tanami Shaft project development, $132 for surface and underground mine development, $108 for surface, underground and support equipment and $84 for tailings facilities construction. Capital expenditures in Indonesia included $132 for mining and support equipment purchases and rebuilds and $11 for infrastructure improvements. Capital expenditures in Africa included $89 for Subika underground expansion, $68 for facility construction and upgrades and $28 for equipment at Ahafo, and $388 primarily for equipment, construction and surface development at the Akyem Project.

Capital expenditures in North America during 2011 included $52 for Leeville/Turf development, $227 for surface and underground development, $98 for process facilities improvements and upgrades, $25 for mine equipment and $24 for reserve conversion and other capital drilling in Nevada. Expenditures at La Herradura were $81 primarily for land purchases, development of Noche Buena and equipment purchases. Hope Bay expenditures included $101 primarily for construction activities and mill equipment. South America capital expenditures included $229 for surface development and $53 for surface equipment at Yanacocha and $739 primarily for engineering, construction, equipment and off-site infrastructure at Conga. Capital expenditures in Australia and New Zealand included $149 for surface and underground mine development, $116 for surface and underground equipment, $78 for land purchases, $55 for process facilities and $52 for tailings facilities. Capital expenditures for Indonesia included $112 for surface equipment, $30 for infrastructure construction and upgrades, $16 for process facilities and $13 for tailings facilities improvements, Capital expenditures in Africa included $55 for Subika underground expansion, $18 for equipment at Ahafo and $248 primarily for land acquisitions, engineering, construction and surface development at the Akyem project.

During 2013, 2012 and 2011, $64, $40 and $52, respectively, of drilling and related costs were capitalized and included in mine development costs. These capitalized costs included $31 at North America, $11 at South America, $10 at Australia\New Zealand and $12 at Africa in 2013; $28 at North America, $1 at South America, $9 at Australia\New Zealand and $2 at Africa in 2012 and $11 at North America, $16 at South America, $14 at Australia\New Zealand and $11 at Africa in 2011.

During 2013, 2012 and 2011, $25, $284 and $207, respectively, of pre-stripping costs were capitalized and included in mine development costs. Pre-stripping costs included Nevada (Star Complex) pits in North America and Yanacocha (Marleny) pits in South America in 2013, Nevada (East Carlin, Star Complex and Vista Surface) pits in North America and Yanacocha (El Tapado Oeste and Cerro Negro) pits in South America in 2012 and Nevada (East Carlin, Star Complex and North Lantern) pits in North America and Yanacocha (El Tapado Oeste, Cerro Negro and Maqui Maqui) pits in South America in 2011.

NEWMONT MINING CORPORATION

We anticipate capital expenditures of approximately $1,300 to $1,400 in 2014, with approximately 90% of this allocated to sustaining capital. Projects that create value, lower cost and extend mine life, such as the Turf Vent Shaft in Nevada, will be prioritized, in keeping with the strategy to strengthen the portfolio. We continue to evaluate projects and spending to preserve balance sheet and contribute to free cash flow.

Acquisitions, net.    During 2013, 2012 and 2011, we paid $13, $25 and $30, respectively, in contingent payments in accordance with the 2009 Boddington acquisition agreement.

On April 6, 2011, Newmont acquired all of the outstanding common shares of Fronteer Gold Inc. (“Fronteer”) for total consideration of $2,259 less cash received from the acquisition of $2 for a net payment of $2,257. In connection with the acquisition, Newmont incurred transaction costs of $22, which were recorded in Other Expense, net.

Purchases and sales of marketable securities.    During 2013, we purchased corporate debt securities and other marketable securities of $1 and we received proceeds of $589 primarily from the sale of Canadian Oil Sands securities. During 2012, we purchased corporate debt securities and other marketable securities of $220 and we received proceeds of $210 from the sale of corporate debt securities. During 2011, we purchased marketable securities of $21 and we received $81 from the sale of our investments in New Gold, Inc. and other marketable securities.

Proceeds from sale of other assets.    During 2013, we received $63 primarily from the sale of equipment at Conga. During 2012, we received $41 primarily from the sale of land, equipment and other investments. During 2011, we received $9 primarily from the sale of investments.

Financing Activities

Net cash provided from (used in) financing activities was $(212) in 2013, compared to $689 and $(854) in 2012 and 2011, respectively, for the reasons explained below.

Proceeds from debt, net.    During 2013, we received net proceeds from debt of $1,538, including $1,024 from our Corporate revolving credit facility and $475 from the PTNNT revolving credit facility.

During 2012, we received net proceeds from debt of $3,524, including $1,479 from the issuance of Senior Notes due in 2022, $983 from the issuance of Senior Notes due in 2042, $180 from the PTNNT revolving credit facility and $1,246 under our Corporate revolving credit facility. Proceeds from the issuance of debt were partially offset by the settlement of forward starting interest rate swaps of $362.

Repayment of debt.    During 2013, we repaid $1,150, including $1,024 on our Corporate revolving credit facility and $100 on the PTNNT revolving credit facility.

During 2012, we repaid $1,976 of debt, including repayment of $1,285 under our Corporate revolving credit facility, $517 for repayment of the 2012 Convertible Senior Notes and $165 related to exercising the early purchase option and related 2012 quarterly payments for the refractory ore treatment plant in Nevada (classified as a capital lease).

At December 31, 2013, $173 of the $3,000 Corporate revolving credit facility was used to secure the issuance of letters of credit, primarily supporting reclamation obligations (see “Off-Balance Sheet Arrangements” below).

Scheduled minimum debt repayments are $609 in 2014, $166 in 2015, $221 in 2016, $771 in 2017, $1 in 2018 and $5,104 thereafter. We expect to be able to fund maturities of debt from Net cash provided by operating activities, short-term investments, existing cash balances and available credit facilities.

At December 31, 2013 and 2012, we were in compliance with all required debt covenants and other restrictions related to our debt agreements.

NEWMONT MINING CORPORATION

Payment of conversion premium on debt.    In February 2012, we elected to pay in cash a conversion premium of $172 upon repayment of the 2012 Convertible Senior Notes in lieu of issuing common shares.

Proceeds from stock issuance, net.    We received proceeds of $2, $24 and $40 during 2013, 2012 and 2011, respectively, from the issuance of common stock.

Sale of noncontrolling interests.    We received $32 in proceeds, net of transaction costs, during 2013 related to the TMAC transaction.

Acquisition of noncontrolling interests.    During 2013, we advanced certain funds to PTPI, an unrelated noncontrolling shareholder of PTNNT, in accordance with a loan agreement. Our economic interest in PTNNT did not change as a result of these transactions. In December 2012, we advanced certain funds to PTPI in accordance with the loan agreement. Our economic interest in PTPI’s and PTIMI’s combined 20% ownership interest in PTNNT remains at 17% and did not change as a result of these transactions.

Dividends paid to noncontrolling interests.    We paid dividends of $2, $3 and $117 to noncontrolling interests during 2013, 2012 and 2011, respectively. The payments in 2011 included $15 of Indonesian withholding taxes related to dividends paid to noncontrolling interests in December 2010.

Dividends paid to common stockholders.    We paid annual dividends of $1.225, $1.40 and $1.00 per common share during 2013, 2012 and 2011, respectively. Additionally, Newmont Mining Corporation of Canada Limited, a subsidiary of the Company, paid annual dividends of C$1.2576, C$1.40 and C$1.00 during 2013, 2012 and 2011, respectively. On February 18, 2014, we declared a regular quarterly dividend of $0.15 per share, payable March 27, 2014 to holders of record at the close of business on March 13, 2014. Total dividends paid to common stockholders were $611, $695 and $494 in 2013, 2012 and 2011, respectively.

Discontinued Operations

Net operating cash used in discontinued operations was $18 in 2013, compared to $16 and $7 in 2012 and 2011, respectively. Discontinued operations in 2013, 2012 and 2011 relate to payments on the Holt property royalty.

Corporate Revolving Credit Facility

Effective May 20, 2011, the Company entered into a new uncollateralized $2,500 revolving credit facility with a syndicate of commercial banks. This new revolving credit facility replaced the existing revolving credit facility which was cancelled upon the effectiveness of the new facility. The new facility provides for borrowings in U.S. dollars and contains a letter of credit sub-facility. The new facility originally matured in May 2016. Facility fees vary based on the credit ratings of the Company’s senior, uncollateralized, long-term debt. Borrowings under the facility bear interest at a market based rate plus a margin determined by the Company’s credit rating. At December 31, 2013, we had $0 in borrowings outstanding under the facility. There was $173 and $394 outstanding in letters of credit at December 31, 2013 and 2012, respectively.

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

NEWMONT MINING CORPORATION

Subsidiary Financings

PTNNT Revolving Credit Facility

Effective May 27, 2011, PTNNT entered into a $600 reducing revolving credit facility with a syndicate of banks. This reducing revolving facility provides for borrowings in U.S. dollars. The facility matures in March 2017. The facility is non-recourse to Newmont and certain assets of PTNNT are pledged as collateral. Borrowings under the facility bear interest at a rate per annum equal to LIBOR plus a margin of 4.00%. Commitment fees currently accrue on the daily average unused amount of the commitment of each lender at an annual rate of 2.00%. A one-time arrangement fee and other debt issuance costs, net of amortization, of $18 related to the facility were capitalized and will be amortized over the term of the debt. There were $555 in borrowings outstanding under the facility at December 31, 2013.

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

At December 31, 2013 and 2012, the Company was in compliance with all debt covenants.

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

NEWMONT MINING CORPORATION

Contractual Obligations

Our contractual obligations at December 31, 2013 are summarized as follows:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1 - 3 Years	4 - 5 Years	More than 5 Years
Debt(1)	$11,636	$877	$1,938	$1,403	$7,418
Capital lease obligations(2)	12	1	4	3	4
Reclamation and remediation obligations(3)	2,336	94	265	209	1,768
Employee-related benefits(4)	659	80	135	106	338
Uncertain income tax liabilities and interest(5)	47	—	—	—	47
Operating leases	61	12	28	16	5
Minimum royalty payments	488	30	95	85	278
Purchase obligations(6)	731	285	143	74	229
Other(7)	850	287	335	83	145

	$16,820	$1,666	$2,943	$1,979	$10,232

(1)	Amounts represent principal of $6,863 and estimated interest payments of $4,773, assuming no early extinguishment.

(2)	Amounts represent principal of $10 and estimated interest payments of $2.

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

(4)

Contractual obligations for Employee-related benefits include severance, workers’ participation, pension and other benefit plans. Pension plan benefit payments beyond 2018 cannot be reasonably estimated given variable market conditions and actuarial assumptions and are not included.

(5)

We are unable to reasonably estimate the timing of our uncertain income tax liabilities and interest payments beyond 2014 due to uncertainties in the timing of the effective settlement of tax positions.

(6)

Purchase obligations are not recorded in the Consolidated Financial Statements. Purchase obligations represent contractual obligations for purchase of power, materials and supplies, consumables, inventories and capital projects.

(7)

Other includes accrued Boddington contingent consideration of $10, the accrued Holt royalty of $134 and other obligations which are not reflected in our Consolidated Financial Statements including labor and service contracts. Payments related to derivative contracts cannot be reasonably estimated given variable market conditions. See Note 17 to the Consolidated Financial Statements.

Off-Balance Sheet Arrangements

We have the following off-balance sheet arrangements: operating leases (as disclosed in the above table) and $1,807 of outstanding letters of credit, surety bonds and bank guarantees (see Note 30 to the Consolidated Financial Statements).

NEWMONT MINING CORPORATION

We also have sales agreements to sell copper and gold concentrates at market prices as follows (in thousands of tons):

	2014	2015	2016	2017	2018	Thereafter
Batu Hijau	529	—	—	—	—	—
Boddington	187	154	165	165	165	—
Nevada	48	41	71	—	—	—

	764	195	236	165	165	—

For information regarding these copper sales agreements, see Item 7A, Quantitative and Qualitative Disclosures about Market Risk — Hedging, Provisional Copper and Gold Sales, below.

Other Liquidity Matters

At December 31, 2013, the Company had $1,555 in cash and cash equivalents, of which $1,108 was held in foreign subsidiaries and is primarily held in U.S. dollar denominated accounts with the remainder in foreign currencies readily convertible to U.S. dollars. At December 31, 2013, $411 of the consolidated cash and cash equivalents was attributable to noncontrolling interests primarily related to our Indonesian and Peruvian operations which is being held to fund those operations. At December 31, 2013, $284 in consolidated cash and cash equivalents ($159 attributable to Newmont) was held at certain foreign subsidiaries that, if repatriated may be subject to withholding taxes, which would generate foreign tax credits in the U.S. As a result, we expect that there would be minimal U.S. tax liability upon repatriation of these amounts after considering available foreign tax credits. All other amounts represent earnings that are taxed in the U.S. on a current basis due to being held in U.S. subsidiaries or non-U.S. subsidiaries that are flow-through entities for U.S. tax purposes.

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

Effective February 19, 2014, the Company received commitments for a new uncollateralized $575 amortizing term loan with a syndicate of commercial banks. This new credit facility will provide for borrowings in U.S. dollars and will mature five years from the date of funding. Facility fees will vary based on the credit ratings of the Company’s senior, uncollateralized, long-term debt. Borrowings under the facility will bear interest at a market based rate plus a margin determined by the Company’s credit rating. Proceeds from the term loan are expected to be used to re-finance the $575 of maturing convertible debt in July 2014.

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

NEWMONT MINING CORPORATION

and pay dividends could be significantly constrained. For information on our long-term debt, capital lease obligations and operating leases, see Note 23 to the Consolidated Financial Statements.

Cash flows are expected to be impacted by variations in the realized prices of gold and copper. For information on the sensitivity of our Net cash provided by operations to metal prices, see Item 7A, Quantitative and Qualitative Disclosures about Market Risk — Metal Prices.

Cash flows are also expected to be impacted by variations in foreign currency exchange rates in relation to the U.S. dollar, particularly with respect to the Australian dollar. Accordingly, we have entered into derivative instruments to reduce the volatility of Costs applicable to sales in Australia and New Zealand. For information concerning the sensitivity of our Costs applicable to sales to changes in foreign currency exchange rates, see Results of Consolidated Operations, Foreign Currency Exchange Rates, above. For information on the sensitivity of our Net cash provided from operations to foreign currency exchange rates, see Item 7A, Quantitative and Qualitative Disclosures about Market Risk — Foreign Currency.

Based on expected consolidated production of between 5.0 and 5.4 million ounces (4.6 and 4.9 million attributable ounces) of gold and between 160 and 175 thousand tonnes (95 and 110 thousand attributable tonnes) of copper in 2014, we do not anticipate reasonably expected variations in our production profile alone to influence our ability to pay or refinance our debt and other obligations in 2014.

Environmental

Our mining and exploration activities are subject to various federal and state laws and regulations governing the protection of the environment. We have made, and expect to make in the future, expenditures to comply with such laws and regulations, but cannot predict the full amount of such future expenditures. At December 31, 2013 and 2012, $1,432 and $1,341, respectively, were accrued for reclamation costs relating to currently, recently producing or developmental stage mineral properties, of which $66 is classified as a current liability. For more information on the Company’s reclamation and remediation liabilities, see Note 4 to the Consolidated Financial Statements.

In addition, we are involved in several matters concerning environmental obligations associated with former mining activities. Based upon our best estimate of our liability for these matters, $179 and $198 were accrued for such obligations at December 31, 2013 and 2012, respectively. We spent $36, $39 and $15 in 2013, 2012 and 2011, respectively, for environmental obligations related to former, primarily historic, mining activities, and have classified $32 as a current liability. Expenditures for 2013 relate primarily to the Dawn mill site in Washington State, the Con mine in Canada which was acquired as part of the Miramar acquisition and Resurrection, a mine site in Leadville, Colorado. Expenditures for 2012 related primarily to the Con mine, the San Luis property in Colorado, the Mt. Leyshon property in Australia, which is a legacy Normandy site, and Resurrection. Expenditures for 2011 related primarily to the Con mine, the Mt. Leyshon property, and the Dawn mill site. For more information on the Company’s obligations associated with former mining activities, see Note 30 to the Consolidated Financial Statements.

Included in capital expenditures were $94, $207 and $172 in 2013, 2012 and 2011, respectively, to comply with environmental regulations. Ongoing costs to comply with environmental regulations have not been a significant component of Costs applicable to sales.

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

NEWMONT MINING CORPORATION

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

	Years Ended December 31,
	2013	2012	2011

Net income (loss) attributable to Newmont stockholders	$(2,462)	$1,809	$366
Loss (income) from discontinued operations	(61)	76	136
Impairments	2,875	80	1,766
Tax valuation allowance	535	—	—
Asset Sales	(246)	(90)	(52)
TMAC transaction costs	30	—	—
Boddington contingent consideration (gain) loss	(12)	8	1
Acquisition costs	—	—	18
Restructuring and other	36	26	—
Income tax benefit from internal restructuring	—	(59)	(65)

Adjusted net income	$695	$1,850	$2,170

Adjusted net income per share, basic	$1.40	$3.73	$4.39
Adjusted net income per share, diluted	$1.40	$3.71	$4.31

Net income (loss) attributable to Newmont stockholders for 2013, 2012, and 2011 were impacted by stockpile and leach pad write-downs of $547, $17 and $1, respectively, net of tax and minority interest, which are not adjusted in the table above.

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

NEWMONT MINING CORPORATION

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

The following tables reconcile these non-GAAP measures to the most directly comparable GAAP measures.

Costs applicable to sales per ounce/pound

	Gold(1)			Copper(2)
	Years Ended December 31,			Years Ended December 31,
	2013	2012	2011	2013	2012	2011
Costs applicable to sales:
Consolidated per financial statements	$4,176	$3,703	$3,440	$1,010	$535	$450
Noncontrolling interests(3)	(377)	(362)	(442)	(420)	(198)	(171)

Attributable to Newmont	$3,799	$3,341	$2,998	$590	$337	$279

Gold/Copper sold (thousand ounces/million pounds):
Consolidated	5,489	5,466	5,820	229	229	356
Noncontrolling interests(3)	(521)	(679)	(795)	(81)	(84)	(153)

Attributable to Newmont(4)	4,968	4,787	5,025	148	145	203

Costs applicable to sales per ounce/pound:
Consolidated	$761	$677	$591	$4.42	$2.34	$1.26
Attributable to Newmont	$765	$698	$597	$4.00	$2.33	$1.37

(1)	Consolidated Costs applicable to sales per financial statements includes by-product credits of $198, $231 and $291 for 2013, 2012 and 2011, respectively.

(2)	Consolidated Costs applicable to sales per financial statements includes by-product credits of $4, $11, and $28 for 2013, 2012 and 2011, respectively.

(3)	Relates to partners’ interests in Batu Hijau and Yanacocha.

(4)	Does not include any sales from our non-consolidated interests in La Zanja and Duketon.

NEWMONT MINING CORPORATION

Net attributable costs applicable to sales per ounce

	Years Ended December 31,
	2013	2012	2011
Attributable costs applicable to sales:
Gold	$3,799	$3,341	$2,998
Copper	590	337	279

	4,389	3,678	3,277

Copper revenue:
Consolidated	(677)	(785)	(1,262)
Noncontrolling interests(1)	240	289	542

	(437)	(496)	(720)

Net attributable costs applicable to sales	$3,952	$3,182	$2,557

Attributable gold ounces sold (thousands)	4,968	4,787	5,025
Net attributable costs applicable to sales per ounce	$795	$665	$509

(1)	Relates to partners’ interests in Batu Hijau.

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

The following disclosure provides information regarding the adjustments made in determining the All-in sustaining costs measure:

Cost Applicable to Sales — Includes all direct and indirect costs related to current gold production incurred to execute the current mine plan. Costs Applicable to Sales (“CAS”) includes by-product credits from certain metals obtained during the process of extracting and processing the primary ore-body. CAS is accounted for on an accrual basis and excludes Amortization and Reclamation and remediation, which is consistent with our presentation of CAS on the Statement of Consolidated Income. In determining All-in sustaining costs, only the CAS associated with producing and selling an ounce of gold is included in the measure. Therefore, the amount of gold CAS included in AISC is

NEWMONT MINING CORPORATION

derived from the CAS presented in the Company’s Statement of Consolidated Income less the amount of CAS attributable to the production of copper at our Boddington and Batu Hijau mines. The copper CAS at those mine sites is disclosed in Note 3 — Segments that accompanies the Consolidated Financial Statements. The allocation of CAS between gold and copper at the Boddington and Batu Hijau mines is based upon the relative sales percentage of copper and gold sold during the period.

Remediation Costs — Includes accretion expense related to asset retirement obligations (“ARO”) and the amortization of the related Asset Retirement Cost (“ARC”) for the Company’s operating properties recorded as an ARC asset. Accretion related to ARO and the amortization of the ARC assets for reclamation and remediation do not reflect annual cash outflows but are calculated in accordance with GAAP. The accretion and amortization reflect the periodic costs of reclamation and remediation associated with current gold production and are therefore included in the measure. The allocation of these costs to gold and copper is determined using the same allocation used in the allocation of CAS between gold and copper at the Boddington and Batu Hijau mines.

Advanced Projects and Exploration — Includes incurred expenses related to projects that are designed to increase or enhance current gold production and gold exploration. We note that as current resources are depleted, exploration and advance projects are necessary for us to replace the depleting reserves or enhance the recovery and processing of the current reserves. As this relates to sustaining our gold production, and is considered a continuing cost of a mining company, these costs are included in the AISC measure. These costs are derived from the Advanced projects, research and development and Exploration amounts presented in the Company’s Statement of Consolidated Income less the amount attributable to the production of copper at our Boddington and Batu Hijau mines. The allocation of these costs to gold and copper is determined using the same allocation used in the allocation of CAS between gold and copper at the Boddington and Batu Hijau mines.

General and Administrative — Includes cost related to administrative tasks not directly related to current gold production, but rather related to support our corporate structure and fulfilling our obligations to operate as a public company. Including these expenses in the AISC metric provides visibility of the impact that general and administrative activities have on current operations and profitability on a per ounce basis.

Other Expense, net — Includes costs related to regional administration and community development to support current gold production. We exclude certain exceptional or unusual expenses from Other expense, net, such as restructuring, as these are not indicative to sustaining our current gold operations. Furthermore, this adjustment to Other expense, net is also consistent with the nature of the adjustments made to Net income (loss) as disclosed in the Company’s non-GAAP financial measure Adjusted net income (loss). The allocation of these costs to gold and copper is determined using the same allocation used in the allocation of CAS between gold and copper at the Boddington and Batu Hijau mines.

Treatment and Refining Costs — Includes costs paid to smelters for treatment and refining of our concentrates to produce the salable precious metal. These costs are presented net as a reduction of Sales.

Sustaining Capital — We determined sustaining capital as those capital expenditures that are necessary to maintain current gold production and execute the current mine plan. Capital expenditures to develop new operations, or related to projects at existing operations where these projects will enhance gold production or reserves, are considered development. We determined the breakout of sustaining and development capital costs based on a systematic review of our project portfolio in light of the nature of each project. Sustaining capital costs are relevant to the AISC metric as these are needed to maintain the Company’s current gold operations and provide improved transparency related to our ability to finance these expenditures from current operations. The allocation of these costs to gold and copper is determined using the same allocation used in the allocation of CAS between gold and copper at the Boddington and Batu Hijau mines.

NEWMONT MINING CORPORATION

Years Ended December 31, 2013	Costs Applicable to Sales(1)(2)(3)	Remediation Costs(4)	Advanced Projects and Exploration(5)	General and Administrative	Other Expense, Net(6)	Treatment and Refining Costs	Sustaining Capital(7)(8)	All-In Sustaining Costs	Ounces Sold (000)(9)	All-In Sustaining Costs per ounce
Nevada	$1,164	$15	$94	$—	$17	$23	$258	$1,571	1,756	$895
La Herradura	177	—	42	—	—	—	74	293	183	1,601
Other North America	—	—	4	—	1	—	1	6	—

North America	1,341	15	140	—	18	23	333	1,870	1,939	964

Yanacocha	663	90	41	—	63	—	148	1,005	1,022	983
Conga	—	—	24	—	3	—	—	27	—
Other South America	—	—	22	—	1	—	—	23	—

South America	663	90	87	—	67	—	148	1,055	1,022	1,032

Attributable to Newmont								553	525	1,053

Boddington	805	6	1	—	2	4	90	908	743	1,222
Other Australia/ New Zealand	921	26	39	—	41	—	166	1,193	1,044	1,143

Australia/ New Zealand	1,726	32	40	—	43	4	256	2,101	1,787	1,176

Batu Hijau	107	2	2	—	3	5	12	131	46	2,848
Other Indonesia	—	—	—	—	(2)	—	—	(2)	—

Indonesia	107	2	2	—	1	5	12	129	46	2,804

Attributable to Newmont								62	22	2,818

Ahafo	307	3	51	—	24	—	109	494	566	873
Akyem	32	—	7	—	3	—	—	42	129	326
Other Africa	—	—	13	—	—	—	—	13	—

Africa	339	3	71	—	27	—	109	549	695	790

Corporate and Other	—	—	117	203	25	—	12	357	—

Consolidated	$4,176	$142	$457	$203	$181	$32	$870	$6,061	5,489	$1,104

Attributable to Newmont								$5,492	4,968	$1,105

(1)	Excludes Amortization and Reclamation and remediation.

(2)	Excludes copper Costs applicable to sales at Boddington and Batu Hijau of $1,010.

(3)	Includes gold by-product credits of $198.

(4)	Remediation costs include operating accretion of $61 and amortization of asset retirement costs of $94 which is further reduced by the copper allocation of Remediation costs of $13.

(5)	Excludes the copper allocation of Advanced projects and Exploration of $12.

(6)	Other expense, net is adjusted for restructuring of $67, TMAC transaction costs of $45, and the copper allocation of $25 offset by $18 for Boddington Contingent Consideration.

(7)

Excludes development capital expenditures, capitalized interest, and the decrease in accrued capital of $915. The following are major development projects; Phoenix Copper Leach, Turf Vent Shaft, Yanacocha Bio Leach, Conga, Merian, Ahafo Mill Expansion, and Akyem for 2013.

(8)	Excludes the copper allocation of $115.

(9)	Excludes attributable gold sales from La Zanja and Duketon.

NEWMONT MINING CORPORATION

Years Ended December 31, 2012	Costs Applicable to Sales(1)(2)(3)	Remediation Costs(4)	Advanced Projects and Exploration(5)	General and Administrative	Other Expense, Net(6)	Treatment and Refining Costs	Sustaining Capital(7)(8)	All-In Sustaining Costs	Ounces Sold (000)(9)	All-In Sustaining Costs per ounce
Nevada	$1,098	$12	$138	$—	$18	$22	$499	$1,787	1,719	$1,040
La Herradura	132	—	41	—	—	—	71	244	212	1,151
Other North America	—	—	2	—	1	—	—	3	—

North America	1,230	12	181	—	19	22	570	2,034	1,931	1,053

Yanacocha	669	34	59	—	70	—	479	1,311	1,325	989
Conga	—	—	61	—	—	—	—	61	—
Other South America	—	—	69	—	4	—	10	83	—

South America	669	34	189	—	74	—	489	1,455	1,325	1,098

Attributable to Newmont								788	681	1,157

Boddington	623	6	6	—	3	7	112	757	711	1,065
Other Australia/ New Zealand	796	24	84	—	47	—	231	1,182	905	1,306

Australia/ New Zealand	1,419	30	90	—	50	7	343	1,939	1,616	1,200

Batu Hijau	71	2	5	—	8	7	23	116	67	1,731
Other Indonesia	—	—	—	—	(3)	—	—	(3)	—

Indonesia	71	2	5	—	5	7	23	113	67	1,687

Attributable to Newmont								53	32	1,656

Ahafo	314	4	53	—	24	—	85	480	527	911
Akyem	—	—	19	—	1	—	—	20	—
Other Africa	—	—	12	—	1	—	—	13	—

Africa	314	4	84	—	26	—	85	513	527	973

Corporate and Other	—	—	126	212	18	—	25	381	—

Consolidated	$3,703	$82	$675	$212	$192	$36	$1,535	$6,435	5,466	$1,177

Attributable to Newmont								$5,708	4,787	$1,192

(1)	Excludes Amortization and Reclamation and remediation.

(2)	Excludes copper Costs applicable to sales at Boddington and Batu Hijau of $535.

(3)	Includes gold by-product credits of $231.

(4)	Remediation costs include operating accretion of $55 and amortization of asset retirement costs of $40 which is further reduced by the copper allocation of Remediation costs of $13.

(5)	Excludes the copper allocation of Advanced projects and Exploration of $29.

(6)	Other expense, net is adjusted for restructuring of $58, Hope Bay care and maintenance of $144, Boddington Contingent Consideration of $12, and the copper allocation of $43.

(7)

Excludes development capital expenditures, capitalized interest, and the decrease in accrued capital of $1,523. The following are major development projects; Emigrant, Phoenix Copper Leach, Turf Vent Shaft, Yanacocha Bio Leach, Conga, Tanami Vent Shaft, Ahafo Mill Expansion, and Akyem for 2012.

(8)	Excludes the copper allocation of $ 152.

(9)	Excludes attributable gold sales from La Zanja and Duketon.

NEWMONT MINING CORPORATION

Years Ended December 31, 2011	Costs Applicable to Sales(1)(2)(3)	Remediation Costs(4)	Advanced Projects and Exploration(5)	General and Administrative	Other Expense, Net(6)	Treatment and Refining Costs	Sustaining Capital(7)(8)	All-In Sustaining Costs	Ounces Sold (000)(9)	All-In Sustaining Costs per ounce
Nevada	$1,039	$13	$132	$—	$27	$28	$411	$1,650	1,723	$958
La Herradura	110	—	18	—	—	—	81	209	210	995
Other North America	—	—	3	—	—	—	—	3	—

North America	1,149	13	153	—	27	28	492	1,862	1,933	963

Yanacocha	711	62	39	—	42	—	355	1,209	1,271	951
Conga	—	—	27	—	—	—	—	27	—
Other South America	—	—	45	—	1	—	3	49	—

South America	711	62	111	—	43	—	358	1,285	1,271	1,011

Attributable to Newmont								684	653	1,047

Boddington	470	6	9	—	2	6	173	666	688	968
Other Australia/ New Zealand	681	19	69	—	51	—	288	1,108	1,026	1,080

Australia/ New Zealand	1,151	25	78	—	53	6	461	1,774	1,714	1,035

Batu Hijau	164	4	3	—	20	29	65	285	344	828
Other Indonesia	—	—	—	—	(3)	—	—	(3)	—

Indonesia	164	4	3	—	17	29	65	282	344	820

Attributable to Newmont								135	167	808

Ahafo	265	4	40	—	24	—	53	386	558	692
Akyem	—	—	9	—	—	—	—	9	—
Other Africa	—	—	7	—	2	—	—	9	—

Africa	265	4	56	—	26	—	53	404	558	724

Corporate and Other	—	—	315	198	39	—	24	576	—

Consolidated	$3,440	$108	$716	$198	$205	$63	$1,453	$6,183	5,820	$1,062

Attributable to Newmont								$5,435	5,025	$1,082

(1)	Excludes Amortization and Reclamation and remediation.

(2)	Exlcudes copper Costs applicable to sales at Boddington and Batu Hijau of $450.

(3)	Includes gold by-product credits of $291.

(4)	Remediation costs include operating accretion of $50 and amortization of asset retirement costs of $67 which is further reduced by the copper allocation of Remediation costs of $9.

(5)	Excludes the copper allocation of Advanced projects and Exploration of $7.

(6)	Other expense, net is adjusted for Hope Bay care and maintenance of $17, Boddington contingent consideration of $1, and the copper allocation of $42.

(7)

Excludes development capital expenditures, capitalized interest, and the increase in accrued capital of $1,160. The following are major development projects; Emigrant, Phoenix Copper Leach, Turf Vent Shaft, Yanacocha Bio Leach, Conga, Tanami Vent Shaft, Ahafo Mill Expansion, and Akyem for 2011.

(8)	Excludes the copper allocation of $174.

(9)	Excludes attributable gold sales from La Zanja and Duketon.

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

	Gold			Copper
	Years Ended December 31,			Years Ended December 31,
	2013	2012	2011	2013	2012	2011
Average realized price per ounce/pound	$1,393	$1,662	$1,562	$2.96	$3.43	$3.54
Costs applicable to sales per ounce/pound	(761)	(677)	(591)	(4.42)	(2.34)	(1.26)

	$632	$985	$971	$(1.46)	$1.09	$2.28

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (dollars in millions except per share, per ounce and per pound amounts)

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

NEWMONT MINING CORPORATION

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

NEWMONT MINING CORPORATION

Foreign Currency Exchange Risk

We had the following foreign currency derivative contracts outstanding at December 31, 2013 and 2012:

	Expected Maturity Date						Fair Value, Net
						Total	At December 31,
	2014	2015	2016	2017	2018	Average	2013	2012
A$ Operating Fixed Forward Contracts:
A$ notional (millions)	312	270	158	105	6	851	$(96)	$250
Average rate ($/A$)	1.00	0.98	0.95	0.93	0.92	0.97
Expected hedge ratio	20%	18%	11%	7%	4%
NZ$ Operating Fixed Forward Contracts:
NZ$ notional (millions)	65	24	—	—	—	—	$1	$2
Average rate ($/NZ$)	0.80	0.78	—	—	—	—
Expected hedge ratio	59%	21%	—	—	—

Diesel Price Risk

We had the following diesel derivative contracts outstanding at December 31, 2013 and 2012:

	Expected Maturity Date				Fair Value, Net
				Total	At December 31,
	2014	2015	2016	Average	2013	2012
Diesel Fixed Forward Contracts:
Diesel gallons (millions)	24	14	6	44	$4	$1
Average rate ($/gallon)	2.87	2.77	2.69	2.82
Expected Nevada hedge ratio	62%	36%	14%

Forward Starting Swap Contracts

During 2011, we entered into forward starting interest rate swap contracts with a total notional value of $2,000. These contracts hedged movements in treasury rates related to a debt issuance that occurred in the first quarter of 2012. On March 8, 2012, we closed the sale of $2,500 senior notes consisting of 3.5% senior notes due 2022 in the principal amount of $1,500 (10-year notes), and 4.875% senior notes due 2042 in the principal amount of $1,000 (30-year notes). As a result, the forward-starting interest rate swaps were settled for $362, of which $349 represented the effective portion of the hedging instrument included in Accumulated other comprehensive income and recognized in Interest expense consistent with the interest incurred on the senior notes issued in 2012. The net proceeds from the debt issuance were adjusted by the settlement amount of the swap contracts and included as a financing activity in the Consolidated Statements of Cash Flow

Fair Value Hedges

Interest Rate Risk

We had $222 fixed to floating swap contracts designated as a hedge against debt which matured in May 2011.

Provisional Copper and Gold Sales

Our provisional copper and gold sales contain an embedded derivative that is required to be separated from the host contract for accounting purposes. The host contract is the receivable from the

NEWMONT MINING CORPORATION

sale of the gold and copper concentrates at the prevailing indices’ prices at the time of sale. The embedded derivative, which does not qualify for hedge accounting, is marked to market through earnings each period prior to final settlement.

The average LME copper price was $3.32 per pound during 2013, compared with the Company’s recorded average provisional price of $3.30 before mark-to-market adjustments and treatment and refining charges. During 2013, changes in copper prices resulted in a provisional pricing mark-to-market loss of $11 ($0.05 per pound). At December 31, 2013, Newmont had copper sales of 61 million pounds priced at an average of $3.34 per pound, subject to final pricing over the next several months. Each $0.10 change in the price for provisionally priced sales would have an approximate $2 effect on our Net income attributable to Newmont stockholders.

The average London P.M. fix for gold was $1,411 per ounce during 2013, compared with the Company’s recorded average provisional price of $1,402 per ounce before mark-to-market adjustments and treatment and refining charges. During 2013, changes in gold prices resulted in a provisional pricing mark-to-market loss of $17 ($3 per ounce). At December 31, 2013, Newmont had gold sales of 100,000 ounces priced at an average of $1,215 per ounce, subject to final pricing over the next several months. Each $25 change in the price for provisionally priced gold sales would have an approximate $2 effect on our Net income attributable to Newmont stockholders.

Fixed and Variable Rate Debt

Our debt portfolio consisted of 91% and 96% of fixed rate debt at December 31, 2013 and 2012, respectively. The carrying value of fixed rate debt increase was due to amortization of debt discounts on Newmont’s bonds and senior notes. Our fixed rate debt exposure at December 31, 2013 and 2012 is summarized as follows:

	At December 31,
	2013		2012
Carrying value of fixed rate debt		$6,117		$6,069
Fair value of fixed rate debt(1)		$5,584		$6,820
Pro forma fair value sensitivity of fixed rate debt of a +/–10 basis point interest rate change(2)	$	+/-42	$	+/-27

(1)	Excludes specialized and hybrid debt instruments for which it is not practicable to estimate fair values and pro forma fair values or sensitivities.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting at December 31, 2013. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework in 1992. Based upon its assessment, management concluded that, at December 31, 2013, the Company’s internal control over financial reporting was effective.

The effectiveness of the Company’s assessment of internal control over financial reporting at December 31, 2013 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

NEWMONT MINING CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Newmont Mining Corporation:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, comprehensive income (loss), changes in equity and cash flows present fairly, in all material respects, the financial position of Newmont Mining Corporation and its subsidiaries at December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework 1992 issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 8. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Denver, Colorado

February 20, 2014

NEWMONT MINING CORPORATION

STATEMENTS OF CONSOLIDATED OPERATIONS

	Years Ended December 31,
	2013	2012	2011
	(in millions, except per share)
Sales (Note 3)	$8,322	$9,868	$10,358
Costs and expenses
Costs applicable to sales(1) (Note 3)	5,186	4,238	3,890
Amortization (Note 3)	1,362	1,032	1,036
Reclamation and remediation (Note 4)	81	96	120
Exploration	247	356	350
Advanced projects, research and development	222	348	373
General and administrative	203	212	198
Write-down of property, plant and mine development (Note 5)	4,352	52	2,084
Other expense, net (Note 6)	300	449	265

	11,953	6,783	8,316

Other income (expense)
Other income, net (Note 7)	349	278	12
Interest expense, net of capitalized interest of $88, $107 and $52, respectively	(303)	(249)	(244)

	46	29	(232)

Income (loss) before income and mining tax and other items	(3,585)	3,114	1,810
Income and mining tax benefit (expense) (Note 8)	813	(869)	(713)
Equity income (loss) of affiliates (Note 9)	(5)	(51)	11

Income (loss) from continuing operations	(2,777)	2,194	1,108
Income (loss) from discontinued operations (Note 10)	61	(76)	(136)

Net income (loss)	(2,716)	2,118	972
Net loss (income) attributable to noncontrolling interests (Note 11)	254	(309)	(606)

Net income (loss) attributable to Newmont stockholders	$(2,462)	$1,809	$366

Net income (loss) attributable to Newmont stockholders:
Continuing operations	$(2,523)	$1,885	$502
Discontinued operations	61	(76)	(136)

	$(2,462)	$1,809	$366

Income (loss) per common share (Note 12)
Basic:
Continuing operations	$(5.06)	$3.80	$1.02
Discontinued operations	0.12	(0.15)	(0.28)

	$(4.94)	$3.65	$0.74

Diluted:
Continuing operations	$(5.06)	$3.78	$1.00
Discontinued operations	0.12	(0.15)	(0.27)

	$(4.94)	$3.63	$0.73

Cash dividends declared per common share	$1.225	$1.40	$1.00

(1)	Excludes Amortization and Reclamation and remediation.

The accompanying notes are an integral part of these consolidated financial statements.

NEWMONT MINING CORPORATION

STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME (LOSS)

	Years Ended December 31,
	2013	2012	2011
	(in millions)
Net income (loss)	$(2,716)	$2,118	$972
Other comprehensive income (loss):
Unrealized gain (loss) on marketable securities, net of $57, $25 and $41 tax benefit (expense), respectively	(577)	(164)	(195)
Foreign currency translation adjustments	(31)	14	8
Change in pension and other post-retirement benefits, net of $(85), $30 and $32 tax benefit (expense), respectively Net change from periodic revaluations	149	(72)	(76)
Net amount reclassified to income	3	21	16

Net unrecognized gain (loss) on pension and other post-retirement benefits	152	(51)	(60)

Change in fair value of cash flow hedge instruments, net of $116, $(36) and $168 tax benefit (expense), respectively Net change from periodic revaluations	(167)	149	(73)
Net amount reclassified to income	(48)	(109)	(136)

Net unrecognized gain (loss) on derivatives	(215)	40	(209)

Other comprehensive income (loss)	(671)	(161)	(456)

Comprehensive income (loss)	$(3,387)	$1,957	$516

Comprehensive income (loss) attributable to:
Newmont stockholders	$(3,134)	$1,647	$(90)
Noncontrolling interests	(253)	310	606

	$(3,387)	$1,957	$516

The accompanying notes are an integral part of these consolidated financial statements.

NEWMONT MINING CORPORATION

STATEMENTS OF CONSOLIDATED CASH FLOWS

	Years Ended December 31,
	2013	2012	2011
	(in millions)
Operating activities:
Net income (loss)	$(2,716)	$2,118	$972
Adjustments:
Amortization	1,362	1,032	1,036
Stock based compensation and other non-cash benefits	64	72	79
Reclamation and remediation	81	96	101
Revaluation of contingent consideration	(18)	12	1
Loss (income) from discontinued operations	(61)	76	136
Write-downs	4,352	52	2,084
Impairment of marketable securities	105	47	180
Deferred income taxes	(1,314)	15	(671)
Gain on asset and investment sales, net	(286)	(107)	(81)
Other operating adjustments and write-downs	1,099	48	65
Net change in operating assets and liabilities (Note 26)	(1,107)	(1,073)	(311)

Net cash provided from continuing operations	1,561	2,388	3,591
Net cash used in discontinued operations (Note 10)	(18)	(16)	(7)

Net cash provided from operations	1,543	2,372	3,584

Investing activities:
Additions to property, plant and mine development	(1,900)	(3,210)	(2,787)
Acquisitions, net	(13)	(25)	(2,309)
Sale of marketable securities	589	210	81
Purchases of marketable securities	(1)	(220)	(21)
Proceeds from sale of other assets	63	41	9
Other	(51)	(60)	(40)

Net cash used in investing activities	(1,313)	(3,264)	(5,067)

Financing activities:
Proceeds from debt, net	1,538	3,524	2,011
Repayment of debt	(1,150)	(1,976)	(2,273)
Payment of conversion premium on debt	—	(172)	—
Proceeds from stock issuance, net	2	24	40
Sale of noncontrolling interests	32	—	—
Acquisition of noncontrolling interests	(17)	(10)	—
Dividends paid to noncontrolling interests	(2)	(3)	(117)
Dividends paid to common stockholders	(611)	(695)	(494)
Other	(4)	(3)	(21)

Net cash provided from (used in) financing activities	(212)	689	(854)

Effect of exchange rate changes on cash	(24)	4	41

Net change in cash and cash equivalents	(6)	(199)	(2,296)
Cash and cash equivalents at beginning of period	1,561	1,760	4,056

Cash and cash equivalents at end of period	$1,555	$1,561	$1,760

The accompanying notes are an integral part of these consolidated financial statements.

NEWMONT MINING CORPORATION

CONSOLIDATED BALANCE SHEETS

	At December 31, 2013	At December 31, 2012

	(in millions)
ASSETS
Cash and cash equivalents	$1,555	$1,561
Trade receivables	230	283
Accounts receivable	252	577
Investments (Note 18)	78	86
Inventories (Note 19)	717	796
Stockpiles and ore on leach pads (Note 20)	783	786
Deferred income tax assets (Note 8)	253	195
Other current assets (Note 21)	1,006	1,661

Current assets	4,874	5,945
Property, plant and mine development, net (Note 22)	14,277	18,010
Investments (Note 18)	439	1,446
Stockpiles and ore on leach pads (Note 20)	2,723	2,896
Deferred income tax assets (Note 8)	1,607	481
Other long-term assets (Note 21)	844	872

Total assets	$24,764	$29,650

LIABILITIES
Debt (Note 23)	$595	$10
Accounts payable	478	657
Employee-related benefits (Note 13)	341	339
Income and mining taxes	13	51
Other current liabilities (Note 24)	1,313	2,084

Current liabilities	2,740	3,141
Debt (Note 23)	6,145	6,288
Reclamation and remediation liabilities (Note 4)	1,513	1,457
Deferred income tax liabilities (Note 8)	635	858
Employee-related benefits (Note 13)	325	586
Other long-term liabilities (Note 24)	342	372

Total liabilities	11,700	12,702

Commitments and contingencies (Note 30)
EQUITY
Common stock — $1.60 par value; Authorized — 750 million shares Issued and outstanding — Common: 493 million and 492 million shares issued, less 322,000 and 277,000 treasury shares, respectively	789	787
Exchangeable: 56 million shares issued, less 51 million and 51 million redeemed shares, respectively
Additional paid-in capital	8,441	8,330
Accumulated other comprehensive income (loss)	(182)	490
Retained earnings	1,093	4,166

Newmont stockholders’ equity	10,141	13,773
Noncontrolling interests	2,923	3,175

Total equity	13,064	16,948

Total liabilities and equity	$24,764	$29,650

The accompanying notes are an integral part of these consolidated financial statements.

NEWMONT MINING CORPORATION

STATEMENTS OF CONSOLIDATED CHANGES IN EQUITY

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Noncontrolling Interests	Total Equity
	Shares	Amount
	(in millions)
Balance at December 31, 2010	493	$778	$8,279	$1,108	$3,180	$2,371	$15,716
Net income (loss)	—	—	—	—	366	606	972
Other comprehensive income (loss)	—	—	—	(456)	—	—	(456)
Dividends paid	—	—	—	—	(494)	(102)	(596)
Stock based awards and related share issuances	2	3	132	—	—	—	135
Shares issued in exchange for exchangeable shares	—	3	(3)	—	—	—	—

Balance at December 31, 2011	495	$784	$8,408	$652	$3,052	$2,875	$15,771
Net income (loss)	—	—	—	—	1,809	309	2,118
Other comprehensive income (loss)	—	—	—	(162)	—	1	(161)
Dividends paid	—	—	—	—	(695)	—	(695)
Conversion premium on convertible notes	—	—	(172)	—	—	—	(172)
Acquisition of noncontrolling interests	—	—	—	—	—	(10)	(10)
Stock based awards and related share issuances	2	3	95	—	—	—	98
Shares issued in exchange for exchangeable shares	—	—	(1)	—	—	—	(1)

Balance at December 31, 2012	497	$787	$8,330	$490	$4,166	$3,175	$16,948
Net income (loss)	—	—	—	—	(2,462)	(254)	(2,716)
Other comprehensive income (loss)	—	—	—	(672)	—	1	(671)
Dividends paid	—	—	—	—	(611)	(2)	(613)
Sale of noncontrolling interests, net	—	—	48	—	—	3	51
Stock based awards and related share issuances	1	2	63	—	—	—	65

Balance at December 31, 2013	498	$789	$8,441	$(182)	$1,093	$2,923	$13,064

The accompanying notes are an integral part of these consolidated financial statements.

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions, except per share, per ounce and per pound amounts)

NOTE 1    THE COMPANY

Newmont Mining Corporation and its affiliates and subsidiaries (collectively, “Newmont” or the “Company”) predominantly operates in the mining industry, focused on the production of and exploration for gold and copper. The Company has significant assets in the United States, Australia, Peru, Indonesia, Ghana, New Zealand, Mexico, and Suriname. The cash flow and profitability of the Company’s operations are significantly affected by the market price of gold, and to a lesser extent, copper. The prices of gold and copper are affected by numerous factors beyond the Company’s control.

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

Principles of Consolidation

The Consolidated Financial Statements include the accounts of Newmont Mining Corporation and the more-than-50%-owned subsidiaries that it controls and entities over which control is achieved through means other than voting rights. The Company also includes its pro-rata share of assets, liabilities and operations for unincorporated joint ventures in which it has an interest. All significant intercompany balances and transactions have been eliminated. The functional currency for the majority of the Company’s operations, including the Australian operations, is the U.S. dollar.

The Company follows FASB Accounting Standards Codification (“ASC”) guidance for identification and reporting of entities over which control is achieved through means other than voting rights. The guidance defines such entities as Variable Interest Entities (“VIEs”). The Company has identified VIEs in connection with our interests in PT Newmont Nusa Tenggara (“PTNNT” or “Batu Hijau”) due to certain funding arrangements and shareholder commitments. The Company has financing arrangements with PT Pukuafu Indah (“PTPI”) and PT Indonesia Masbaga Investama (“PTIMI”), unrelated noncontrolling shareholders of PTNNT, whereby the Company agreed to advance certain

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions, except per share, per ounce and per pound amounts)

funds to them in exchange for (i) a pledge of their combined 20% share of PTNNT, (ii) an assignment of dividends payable on the shares, net of withholding tax, (iii) a commitment from them to support the application of our standards to the operation of Batu Hijau and (iv) as of September 16, 2011 in respect of PTPI only, powers of attorney to vote and sell PTNNT shares in support of the pledge, enforceable in an event of default as further security for the funding. The Company has determined itself to be the primary beneficiary of these entities, controls the operations of Batu Hijau and has the obligation to absorb losses and the right to receive benefits that are significant to PTNNT. Therefore, the Company consolidates PTNNT in its financial statements.

On March 12, 2013, Newmont completed the sale of the Hope Bay Project to TMAC Resources Inc. (“TMAC”). At December 31, 2013, Newmont held a 49.9% voting interest in TMAC and an economic interest of 70.4%. The Company has made available a CAD $15 credit facility due June 2014 which was drawn down in December 2013. Newmont has identified TMAC as a Variable Interest Entity (“VIE”) under FASB Accounting Standards Codification (“ASC”) — Consolidation guidance. Based upon the ASC guidance for VIEs, and the ownership structure, Newmont has determined that it has a controlling financial interest in TMAC and is therefore the primary beneficiary. As such, Newmont consolidated TMAC in its consolidated financial statements. TMAC has indicated that they anticipate raising funds at an undetermined date through an initial public offering (“IPO”). Should such an IPO occur, which there can be no assurance of such offering occurring, it is expected that Newmont’s ownership will be reduced and Newmont would reevaluate whether or not it is still required to consolidate TMAC under the applicable ASC guidance.

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

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions, except per share, per ounce and per pound amounts)

Stockpiles, Ore on Leach Pads and Inventories

As described below, costs that are incurred in or benefit the productive process are accumulated as stockpiles, ore on leach pads and inventories. Stockpiles, ore on leach pads and inventories are carried at the lower of average cost or net realizable value. Net realizable value represents the estimated future sales price of the product based on current and long-term metals prices, less the estimated costs to complete production and bring the product to sale. Write-downs of stockpiles, ore on leach pads and inventories to net realizable value are reported as a component of Costs applicable to sales and Amortization. The current portion of stockpiles, ore on leach pads and inventories is determined based on the expected amounts to be processed within the next 12 months. Stockpiles, ore on leach pads and inventories not expected to be processed within the next 12 months are classified as long-term. The major classifications are as follows:

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

Copper Cathode Inventory

Copper heap leaching is performed on copper oxide ore and enriched copper sulphide ore to produce copper cathodes. Heap leaching is accomplished by stacking uncrushed ore onto synthetically lined pads where it is contacted with a dilute sulphuric acid solution thus leaching the acid soluble minerals into a copper sulphate solution. The copper sulphate solution is then collected and pumped to the solvent extraction (“SX”) plant. The SX process consists of two steps. During the first step, the copper is extracted into an organic solvent solution. The loaded organic solution is then pumped to the second step where copper is stripped with a strong acid solution before being sent through the electrowinning process. Cathodes produced in electrowinning are 99.99% copper.

Copper cathode is produced at our Phoenix operations by solution extraction and electrowinning (SX/EW). The inventory is valued at the average cost to produce the cathode or net realizable value.

Concentrate Inventory

Concentrate inventories represent copper and gold concentrate available for shipment or in transit for further processing when the sales process has not been completed. The Company values concentrate inventory at the average cost, including an allocable portion of support costs and amortization. Costs are added and removed to the concentrate inventory based on metal in the concentrate and are valued at the lower of average cost or net realizable value.

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

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions, except per share, per ounce and per pound amounts)

Net Income (loss) per Common Share

Basic and diluted income per share are presented for Net income (loss) attributable to Newmont stockholders and for Income (loss) from continuing operations attributable to Newmont stockholders. Basic income per share is computed by dividing income available to common shareholders by the weighted-average number of outstanding common shares for the period, including the exchangeable shares (see Notes 12 and 23). Diluted income per share reflects the potential dilution that could occur if securities or other contracts that may require the issuance of common shares in the future were converted. Diluted income per share is computed by increasing the weighted-average number of outstanding common shares to include the additional common shares that would be outstanding after conversion and adjusting net income for changes that would result from the conversion. Only those securities or other contracts that result in a reduction in earnings per share are included in the calculation.

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

Reclassifications

Certain amounts in prior years have been reclassified to conform to the 2013 presentation.

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

NOTE 3    SEGMENT INFORMATION

The Company’s reportable segments are based upon the Company’s management structure that is focused on the geographic region for the Company’s operations. Segment results for 2012 and 2011 have been retrospectively revised to reflect organizational changes that moved the Indonesia operations to a separately managed region and moved the Hope Bay segment to Corporate and Other. Geographic regions now include North America, South America, Australia/New Zealand, Indonesia, Africa and Corporate and Other. The Company’s major operations include Nevada, Yanacocha, Boddington, Batu Hijau, Other Australia/New Zealand and Ahafo. The Company identifies its reportable segments as those consolidated mining operations or functional groups that represent more than 10% of the combined revenue, profit or loss or total assets of all reported operating segments. Consolidated mining operations or functional groups not meeting this threshold are aggregated at the applicable geographic region or corporate level for segment reporting purposes. Earnings from operations do not

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions, except per share, per ounce and per pound amounts)

reflect general corporate expenses, interest (except project-specific interest) or income and mining taxes (except for equity investments). Intercompany revenue and expense amounts have been eliminated within each segment in order to report on the basis that management uses internally for evaluating segment performance. The financial information relating to the Company’s segments is as follows:

	Sales	Costs Applicable to Sales	Amortization	Advanced Projects and Exploration	Pre-Tax Income (Loss)(1)	Total Assets	Capital Expenditures(2)
Year Ended December 31, 2013
Nevada	$2,413	$1,164	$265	$94	$(1,227)	$5,776	$450
La Herradura	258	177	34	42	5	434	102
Other North America	—	—	—	4	(11)	66	1

North America	2,671	1,341	299	140	(1,233)	6,276	553

Yanacocha	1,458	663	333	41	313	2,837	177
Conga	—	—	—	24	(25)	1,723	190
Other South America	—	—	1	22	(19)	148	71

South America	1,458	663	334	87	269	4,708	438

Boddington:
Gold	1,038	805	165
Copper	211	195	37

Total Boddington	1,249	1,000	202	1	(2,008)	2,209	113

Other Australia/New Zealand	1,464	921	229	39	98	1,550	173

Australia/New Zealand	2,713	1,921	431	40	(1,910)	3,759	286

Batu Hijau:
Gold	57	107	22
Copper	466	815	163

Total Batu Hijau	523	922	185	14	(658)	3,424	105

Other Indonesia	—	—	—	—	1	3	—

Indonesia	523	922	185	14	(657)	3,427	105

Ahafo	793	307	78	51	336	1,628	169
Akyem	164	32	13	8	105	1,260	236
Other Africa	—	—	—	13	(42)	(3)	—

Africa	957	339	91	72	399	2,885	405

Corporate and Other	—	—	22	116	(453)	3,709	12

Consolidated	$8,322	$5,186	$1,362	$469	$(3,585)	$24,764	$1,799

(1)	Includes write-downs of property plant and mine development of $2,082 for Long Canyon in Nevada and $2,107 for Boddington in Australia.

(2)	Accrual basis includes an increase in accrued capital expenditures of $101; consolidated capital expenditures on a cash basis were $1,900.

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions, except per share, per ounce and per pound amounts)

	Sales	Costs Applicable to Sales	Amortization	Advanced Projects and Exploration	Pre-Tax Income	Total Assets	Capital Expenditures(1)
Year Ended December 31, 2012
Nevada	$2,851	$1,098	$230	$138	$1,372	$7,515	$646
La Herradura	354	132	21	41	157	438	89
Other North America	—	—	—	2	(35)	71	31

North America	3,205	1,230	251	181	1,494	8,024	766

Yanacocha	2,202	669	254	59	1,100	2,942	510
Conga	—	—	—	61	(83)	1,644	582
Other South America	—	—	—	69	(66)	79	66

South America	2,202	669	254	189	951	4,665	1,158

Boddington
Gold	1,184	623	159
Copper	224	150	34

Total Boddington	1,408	773	193	8	407	4,678	141

Other Australia/New Zealand	1,512	796	146	84	576	2,402	296

Australia/New Zealand	2,920	1,569	339	92	983	7,080	437

Batu Hijau:
Gold	106	71	12
Copper	561	385	76

Total Batu Hijau	667	456	88	32	8	3,777	148

Other Indonesia	—	—	—	—	3	4	—

Indonesia	667	456	88	32	11	3,781	148

Ahafo	874	314	75	53	435	1,436	228
Akyem	—	—	—	19	(20)	982	388
Other Africa	—	—	—	12	(11)	7	—

Africa	874	314	75	84	404	2,425	616

Corporate and Other	—	—	25	126	(729)	3,675	27

Consolidated	$9,868	$4,238	$1,032	$704	$3,114	$29,650	$3,152

(2)	Accrual basis includes an increase in accrued capital expenditures of $58; consolidated capital expenditures on a cash basis were $3,210.

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions, except per share, per ounce and per pound amounts)

	Sales	Costs Applicable to Sales	Amortization	Advanced Projects and Exploration	Pre-Tax Income(1)	Total Assets	Capital Expenditures(2)
Year Ended December 31, 2011
Nevada	$2,700	$1,039	$277	$132	$1,213	$6,957	$559
La Herradura	331	110	20	18	190	329	81
Other North America	—	—	—	3	42	65	—

North America	3,031	1,149	297	153	1,445	7,351	640

Yanacocha	2,003	711	234	39	988	2,712	360
Conga	—	—	—	27	(28)	1,086	739
Other South America	—	—	—	45	(47)	31	7

South America	2,003	711	234	111	913	3,829	1,106

Boddington
Gold	1,056	470	122
Copper	210	118	28

Total Boddington	1,266	588	150	11	506	4,629	217

Other Australia/New Zealand	1,613	681	138	69	661	1,884	312

Australia/New Zealand	2,879	1,269	288	80	1,167	6,513	529

Batu Hijau:
Gold	524	164	35
Copper	1,052	332	71

Total Batu Hijau	1,576	496	106	8	890	3,582	196

Other Indonesia	—	—	—	—	3	3	—

Indonesia	1,576	496	106	8	893	3,585	196

Ahafo	869	265	76	40	465	1,146	116
Akyem	—	—	—	9	(10)	552	248
Other Africa	—	—	—	7	(11)	—	—

Africa	869	265	76	56	444	1,698	364

Corporate and Other	—	—	35	315	(3,052)	3,135	129

Consolidated	$10,358	$3,890	$1,036	$723	$1,810	$26,111	$2,964

(1)	Includes write-downs of property plant and mine development of $2,080 for the Hope Bay project.

(2)	Accrual basis includes an increase in accrued capital expenditures of $177; consolidated capital expenditures on a cash basis were $2,787.

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions, except per share, per ounce and per pound amounts)

Revenues from sales were as follows:

	Years Ended December 31,
	2013	2012	2011
United Kingdom	$6,373	$7,943	$7,510
Germany	324	266	304
Japan	368	435	549
Korea	360	331	712
Indonesia	130	67	531
Mexico	258	354	331
Philippines	236	225	287
Other	273	247	134

	$8,322	$9,868	$10,358

As gold can be sold through numerous gold market traders worldwide, the Company is not economically dependent on a limited number of customers for the sale of its product. In 2013, 2012 and 2011, sales to Bank of Nova Scotia were $1,787 (23%), $802 (9%) and $1,143 (13%), respectively, of total gold sales. In 2013, 2012 and 2011 sales to Royal Bank of Scotland were $0, $1,449 (16%) and $2,048 (23%) of total gold sales, respectively. Additionally, in 2013 and 2012, the Company had sales to Barclays that totaled $1,338 (17%) and $1,022 (11%) of total gold sales.

The Company sells copper predominantly in the form of copper concentrates which are sold directly to smelters located in Asia and to a lesser extent Germany. The copper concentrates are sold under long-term supply contracts based on the demand for these concentrates in the global market place.

Long-lived assets, excluding deferred tax assets, investments and restricted cash, were as follows:

	At December 31,
	2013	2012
United States	$5,481	$7,252
Australia	2,895	5,510
Peru	3,640	3,592
Indonesia	2,782	2,719
Ghana	2,440	2,189
Other	511	426

	$17,749	$21,688

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

The Company’s reclamation and remediation expenses consisted of:

	Years Ended December 31,
	2013	2012	2011
Reclamation	$11	$32	$61
Accretion — operating	61	55	50
Accretion — non-operating	9	9	9

	$81	$96	$120

Reclamation expense decreased in 2013, primarily due to a reduction in estimated water treatment operating costs at Mt. Leyshon, which was a former Normandy mining operation in Australia and a reduction in estimated waste rock reclamation costs at the Hope Bay project.

At December 31, 2013 and 2012, $1,432 and $1,341, respectively, were accrued for reclamation obligations relating to mineral properties. In addition, the Company is involved in several matters concerning environmental obligations associated with former, primarily historic, mining activities. Generally, these matters concern developing and implementing remediation plans at the various sites involved. At December 31, 2013 and 2012, $179 and $198, respectively, were accrued for such obligations. These amounts are also included in Reclamation and remediation liabilities.

The following is a reconciliation of Reclamation and remediation liabilities:

Balance January 1, 2012	$1,240
Additions, changes in estimates and other	308
Liabilities settled	(73)
Accretion expense	64

Balance December 31, 2012	1,539
Additions, changes in estimates and other	61
Liabilities settled	(59)
Accretion expense	70

Balance December 31, 2013	$1,611

Additions to the reclamation liability in 2013 of $61 include $48 for currently or recently producing properties due to a reduction in Boddington’s mine life as well as for an increase in water treatment costs at Yanacocha and $13 for historic mining operations primarily related to additional water management costs.

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

The current portion of Reclamation and remediation liabilities of $98 and $82 at December 31, 2013 and 2012, respectively, are included in Other current liabilities (see Note 24).

Included in Other long-term assets at December 31, 2013 and 2012 is $11 and $12, respectively, of restricted cash that is legally restricted for purposes of settling asset retirement obligations related to the Con mine in Yellowknife, NWT, Canada. In addition, included in Other long-term assets at December 31, 2013 and 2012 is $42 in a trust fund related to the Black Cloud Mine (Dawn Mining) in Washington State.

Included in Investments at December 31, 2013 and 2012 are $17 and $16 of long-term equity securities, respectively, which are legally pledged for purposes of settling asset retirement obligations related to the San Jose Reservoir in Yanacocha.

NOTE 5    WRITE-DOWNS

	Years Ended December 31,
	2013	2012	2011
Property, plant and mine development
Nevada	$2,082	$—	$2
Other North America	—	25	—
Yanacocha	8	—	1
Conga	—	17	—
Boddington	2,107	—	—
Other Australia/New Zealand	67	5	—
Batu Hijau	1	5	1
Hope Bay	—	—	2,080

	4,265	52	2,084

Other long-term assets
Boddington	31	—	—
Other Australia/New Zealand	56	—	—

	87	—	—

	$4,352	$52	$2,084

Write-downs totaled $4,352, $52 and $2,084 in 2013, 2012 and 2011, respectively. The 2013 write-down at Boddington in Australia was primarily due to a decrease in the Company’s long-term gold and copper price assumptions combined with rising operating costs. The 2013 write-down at Nevada’s Long Canyon project was primarily due to a decrease in the Company’s long-term gold price assumption and improved understanding of the ore body. These factors represented significant changes in the business, requiring the Company to evaluate long-lived assets for impairment. For

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions, except per share, per ounce and per pound amounts)

purposes of this evaluation, estimates of future cash flows of the individual reporting units were used to determine fair value. The estimated cash flows were derived from life-of-mine plans, developed using long-term pricing reflective of the current price environment and management’s projections for operating costs. Refer to Note 16 for additional information related long-term gold and copper price assumptions and to the fair value determination of the impairment.

Due to the above conditions, Goodwill was included in the Company’s impairment analysis. After-tax discounted future cash flows of reporting units with Goodwill were analyzed. Goodwill at Other Australia / New Zealand had a carrying value of $188 at December 31, 2012. As a result of this evaluation, the Company recorded an impairment of $56, resulting in a carrying value of $132 at December 31, 2013.

The 2012 write-down was primarily due to an impairment of the FALC JV diamond project as well as write-downs of non-essential surface equipment at Conga.

The 2011 write-down was primarily due to an impairment related to the Hope Bay project after evaluating existing development options and economic feasibility for the project compared with other projects and development opportunities within the Company’s wider project pipeline. The amount of the Hope Bay write-down was recorded at fair value based on the estimated recoverable value, net of transportation and selling costs utilizing the liquidation model.

NOTE 6    OTHER EXPENSE, NET

	Years Ended December 31,
	2013	2012	2011
Community development	$84	$95	$67
Restructuring and other	67	58	—
Regional administration	59	88	78
Transaction/Acquisition costs	27	12	22
Western Australia power plant	19	13	15
World Gold Council dues	5	11	7
Hope Bay care and maintenance	—	144	17
Indonesian value added tax settlement	—	—	21
Other	39	28	38

	$300	$449	$265

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions, except per share, per ounce and per pound amounts)

NOTE 7    OTHER INCOME, NET

	Years Ended December 31,
	2013	2012	2011
Gain on sale of investments, net	$280	$2	$64
Foreign currency exchange, net	59	(5)	(4)
Canadian Oil Sands dividends	35	42	34
Refinery income, net	32	27	27
Interest	13	12	11
Development projects, net	9	66	42
Gain on asset sales, net	6	105	17
Reduction of allowance for loan receivable	—	49	—
Derivative ineffectiveness, net	—	2	(17)
Impairment of marketable securities	(105)	(47)	(180)
Other	20	25	18

	$349	$278	$12

NOTE 8    INCOME AND MINING TAXES

The Company’s Income and mining tax benefit (expense) consisted of:

	Years Ended December 31,
	2013	2012	2011
Current:
United States	$(129)	$(210)	$(346)
Foreign	(372)	(644)	(1,038)

	(501)	(854)	(1,384)

Deferred:
United States	869	107	185
Foreign	445	(122)	486

	1,314	(15)	671

	$813	$(869)	$(713)

The Company’s Income before income and mining tax and other items consisted of:

	Years Ended December 31,
	2013	2012	2011
United States	$(1,624)	$1,036	$878
Foreign	(1,961)	2,078	932

	$(3,585)	$3,114	$1,810

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions, except per share, per ounce and per pound amounts)

The Company’s Income and mining tax benefit (expense) differed from the amounts computed by applying the United States statutory corporate income tax rate for the following reasons:

	Years Ended December 31,
	2013	2012	2011
Income before income and mining tax and other items	$(3,585)	$3,114	$1,810
United States statutory corporate income tax rate	35%	35%	35%

Income tax benefit (expense) computed at United States statutory corporate income tax rate	1,255	(1,090)	(634)
Reconciling items:
Tax benefit generated on change in form of a non-U.S. subsidiary	—	694	65
Percentage depletion	134	267	172
Change in valuation allowance on deferred tax assets	(665)	(716)	(263)
Tax planning on sale of Canadian Oil Sands and Canadian capital gains tax rate	61	—	—
Effect of foreign earnings, net of credits	48	13	(35)
State tax benefit on asset impairment	62	—	—
Mining taxes, net	(45)	(77)	(42)
Other	(37)	40	24

Income and mining tax benefit (expense)	$813	$(869)	$(713)

Factors that Significantly Impact Effective Tax Rate

The Company reviews the measurement of its deferred tax assets at each balance sheet date. On the basis of available information at December 31, 2013, the Company has provided valuation allowance for certain of its deferred tax assets where the Company believes it is more likely than not that some portion or all of such assets will not be realized. The valuation allowance totaled $2,724 at December 31, 2013, and $1,626 at December 31, 2012. The overall valuation allowance increased $1,098 during 2013. This increase is reflected in the Company’s effective tax rate to the extent it relates to U.S. foreign tax credits, U.S. alternative minimum tax credits, and long-term stockpile write-downs in Indonesia. Changes in valuation allowance for other items such as depreciation in marketable securities are reflected in Other Comprehensive Income. Other net increases, such as those that relate to Australian asset impairments and Australian net operating losses have no impact on the consolidated financial statements due to the tax accounting treatment of non-U.S. entities that are disregarded for U.S. income tax purposes.

During 2013, the Company recognized a $791 deferred tax benefit (at a blended federal and state statutory rate of 38%) due to the impairment of the Long Canyon and Northumberland assets. This benefit reflects a reduction of the deferred tax liability that was established upon the Company’s purchase of Fronteer Gold Inc. in 2011.

In 2012, the Company made an election to convert a non-U.S. subsidiary to a partnership or flow-through entity for U.S. federal income tax purposes. As a result of this election, the Company recognized a capital loss equal to the difference between the Company’s tax basis in the non-U.S. subsidiary and the fair market value of the assets held by the non-U.S. subsidiary. The Company

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions, except per share, per ounce and per pound amounts)

recognized a current U.S. federal income tax benefit for that portion of the capital loss that was used to offset other non-related 2012 capital gains and that has been used to absorb 2010 and 2011 net capital gains for which the Company has submitted a carry-back refund claim. The Company recorded a $605 deferred tax asset for the remaining capital loss which will be carried forward to future years. The Company also recorded a related valuation allowance of $605 due to its analysis of the future realization of this deferred tax asset under a more likely than not standard. In addition, the Company realized an increase in the basis of assets held by the non-U.S. subsidiary with no corresponding tax liability. The most notable of these assets was the non-U.S. subsidiary’s investment in the Canadian Oil Sands Corporation. This investment was sold in the third quarter of 2013 and the Company recorded a book gain of $280 on this sale. Due to the increase in U.S. tax basis, the Company realized a U.S. tax capital loss and therefore only recognized tax expense equal to the Company’s Canadian tax cost of $37.

In 2011, the Company converted certain non-U.S. entities to U.S. entities for U.S. income tax purposes. As a result of the elections, the subsidiaries are treated as flow-through entities for U.S. federal income tax purposes. The restructurings in 2011 resulted in the recording of a deferred tax asset, calculated as the difference between fair market valuations of the subsidiaries compared to the underlying financial statement basis in the assets.

Percentage depletion allowances (tax deductions for depletion that may exceed the tax basis in the mineral reserves) are available to the Company under the income tax laws of the United States for operations conducted in the United States or through branches and partnerships owned by U.S. subsidiaries included in the consolidated United States income tax return. These deductions are highly sensitive to the price of gold and other minerals produced by the Company.

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions, except per share, per ounce and per pound amounts)

Components of the Company’s deferred income tax assets (liabilities) are as follows:

	At December 31,
	2013	2012
Deferred income tax assets:
Property, plant and mine development	$1,554	$621
Reclamation and remediation	314	306
Net operating losses, capital losses and tax credits	2,146	2,012
Investment in partnerships	218	281
Employee-related benefits	231	280
Derivative instruments and unrealized loss on investments	319	145
Other	288	148

	5,070	3,793
Valuation allowances	(2,724)	(1,626)

	2,346	2,167

Deferred income tax liabilities:
Property, plant and mine development	(629)	(1,724)
Reclamation and remediation	(7)	—
Net undistributed earnings of subsidiaries	(406)	(301)
Derivative instruments and unrealized gain on investments	(79)	(217)
Other	(74)	(170)

	(1,195)	(2,412)

Net deferred income tax assets (liabilities)	$1,151	$(245)

Net deferred income tax assets and liabilities consist of:

	At December 31,
	2013	2012
Current deferred income tax assets	$253	$196
Long-term deferred income tax assets	1,607	480
Current deferred income tax liabilities	(74)	(63)
Long-term deferred income tax liabilities	(635)	(858)

	$1,151	$(245)

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions, except per share, per ounce and per pound amounts)

Company’s Unrecognized Tax Benefits

At December 31, 2013, 2012 and 2011, the Company had $320, $391 and $336 of total gross unrecognized tax benefits, respectively. A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows:

	2013	2012	2011
Total amount of gross unrecognized tax benefits at beginning of year	$391	$336	$116
Additions for tax positions of prior years	19	81	160
Additions for tax positions of current year	—	—	64
Reductions due to settlements with taxing authorities	(75)	(5)	—
Reductions due to lapse of statute of limitations	(15)	(21)	(4)

Total amount of gross unrecognized tax benefits at end of year	$320	$391	$336

At December 31, 2013, 2012 and 2011, $77, $120 and $137, respectively, represent the amount of unrecognized tax benefits that, if recognized, would impact the Company’s effective income tax rate.

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

In 2010 and 2012, PTNNT, the Company’s partially owned subsidiary in Indonesia, received income tax assessment letters for 2008 and 2010 for additional amounts of $119 and $10, respectively. The Company has since paid the 2008 and 2010 amounts in full, including penalties. In 2013, the Company received a refund of the 2010 income tax assessment of $10. PTNNT is vigorously defending its positions through all available processes. PTNNT believes it is more likely than not that it will prevail based on prior experience and has recorded a corresponding receivable of $119 for the 2008 assessment.

In 2011, the U.S. Internal Revenue Service issued a Technical Advice Memorandum (“TAM”) to the Company regarding the U.S. income tax treatment of the Price Capped Forward Sales Contracts settled in cash in 2007. The TAM provides guidance which is unfavorable to the Company. The Company is vigorously defending its positions through all processes available to it and believes it should prevail.

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. Federal, state and local, and non-U.S. income tax examinations by tax authorities for years before 2005. As a result of (i) statute of limitations that will begin to expire within the next 12 months in various jurisdictions, and (ii) possible settlements of audit-related issues with taxing authorities in various

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions, except per share, per ounce and per pound amounts)

jurisdictions with respect to which none of the issues are individually significant, the Company believes that it is reasonably possible that the total amount of its net unrecognized income tax liability will decrease between $5 to $10 in the next 12 months.

The Company’s continuing practice is to recognize interest and/or penalties related to unrecognized tax benefits as part of its income and mining tax expense. At December 31, 2013 and 2012, the total amount of accrued income-tax-related interest and penalties included in the Consolidated Balance Sheets was $12 and $14, respectively. During 2013, the Company released through the Statements of Consolidated Income an additional $2 of interest and penalties. During 2012, the Company released through the Statements of Consolidated Income an additional $4 of interest and penalties. During 2011, the Company accrued through the Statements of Consolidated Income an additional $1 of interest and penalties.

Tax Loss Carryforwards, Foreign Tax Credits, and AMT Credits

At December 31, 2013 and 2012, the Company had (i) $875 and $741 of net operating loss carry forwards, respectively; and (ii) $492 and $405 of tax credit carry forwards, respectively. At December 31, 2013 and 2012, $357 and $281, respectively, of net operating loss carry forwards are attributable to operations in Australia, Ghana and France for which current tax law provides no expiration period. The remaining net operating loss carry forwards expire at various dates through 2033. Valuation allowances have been recorded on net operating loss carry forwards where the Company believes based on the available evidence it is more likely than not that the net operating losses will not be realized.

Tax credit carry forwards for 2013 and 2012 of $296 and $249 consist of foreign tax credits available in the United States; substantially all such credits not utilized will expire at the end of 2023. Other credit carry forwards at the end of 2013 and 2012 in the amounts of $196 and $156, respectively, represent alternative minimum tax credits attributable to the Company’s U.S. operations for which the current tax law provides no period of expiration.

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

Alternative minimum tax credits are utilized to the extent the Company incurs U.S. regular income tax in excess of U.S. alternative minimum tax. These credits carry forward indefinitely. However, based upon long range income forecasts, the Company is not expected to incur regular tax in excess of alternative minimum tax in any given year. Accordingly, a valuation allowance has been established.

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

NOTE 9     EQUITY INCOME (LOSS) OF AFFILIATES

	Years Ended December 31,
	2013	2012	2011
Minera La Zanja S.R.L.	$19	$18	$52
Euronimba Ltd.	(25)	(69)	(41)
Novo Resources Corporation	1	—	—

	$(5)	$(51)	$11

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

Novo Resources Corporation

In September 2013, the Company purchased a 35.7% share of Novo Resources Corporation (“Novo”) for approximately $16. Subsequently, in December 2013, Novo issued additional shares for the exercise of warrants and stock options which reduced Newmont’s ownership to 32%. Novo owns a majority of the Beaton’s Creek discovery with Millennium Minerals in the Pilbara region of Western Australia.

NOTE 10     DISCONTINUED OPERATIONS

Discontinued operations include Holloway Mining Company, which owned the Holt-McDermott property (“Holt property”) that was sold to St. Andrew Goldfields Ltd. (“St. Andrew”) in 2006. In 2009, the Superior Court issued a decision finding Newmont Canada Corporation (“Newmont Canada”) liable for a sliding scale royalty on production from the Holt property, which was upheld in 2011 by the Ontario Court of Appeal. The Company records adjustments based on short and long term gold price assumptions and resource estimates published by St. Andrew.

For the years ended 2013, 2012 and 2011 the Company recorded a benefit of $61 and charges of $76 and $136, net of tax expense of $28 and benefits of $4 and $7, respectively.

Net cash used in discontinued operations was $18, $16 and $7 for the year ended 2013, 2012 and 2011, respectively. Discontinued operations in 2013 and 2012 relate to payments on the Holt property royalty.

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions, except per share, per ounce and per pound amounts)

NOTE 11    NET INCOME (LOSS) ATTRIBUTABLE TO NONCONTROLLING INTERESTS

	Years Ended December 31,
	2013	2012	2011
Minera Yanacocha	$75	$305	$326
TMAC	(18)	—	—
Batu Hijau	(320)	(2)	287
Other	9	6	(7)

	$(254)	$309	$606

Newmont has a 51.35% ownership interest in Minera Yanacocha S.R.L. (“Yanacocha”), with the remaining interests held by Compañia de Minas Buenaventura, S.A.A. (43.65%) and the International Finance Corporation (5%).

Newmont has a 70.4% economic ownership interest in TMAC, with remaining interests held by various outside investors.

Newmont has a 48.50% effective economic interest in PT Newmont Nusa Tenggara (“PTNNT”) with remaining interests held by an affiliate of Sumitomo Corporation of Japan and various Indonesian entities. PTNNT operates the Batu Hijau copper and gold mine in Indonesia. Based on ASC guidance for variable interest entities, Newmont consolidates PTNNT in its Consolidated Financial Statements.

NOTE 12    NEWMONT EQUITY AND INCOME/LOSS PER SHARE

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

Exchangeable Shares

In connection with the acquisition of Franco-Nevada Corporation (“Franco”) in February 2002, certain holders of Franco common stock received 0.8 of an exchangeable share of Newmont Mining Corporation of Canada Limited (formerly Franco) for each share of common stock held. These exchangeable shares were convertible, at the option of the holder, into shares of Newmont common stock on a one-for-one basis, and entitle holders to dividends and other rights economically equivalent to holders of Newmont common stock. On December 15, 2011, as a result of a plan of arrangement, holders of exchangeable shares received, at their election, for each existing exchangeable share, one

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions, except per share, per ounce and per pound amounts)

new exchangeable share of Newmont Mining Corporation of Canada Limited or one share of Newmont common stock. In connection with the plan of arrangement, 1.6 million shares were converted from exchangeable shares to Newmont common stock and 4.9 million new exchangeable shares were issued. On December 20, 2013, the Company announced February 18, 2014 as the redemption date (“Redemption Date”) for all outstanding exchangeable shares (other than those held by Newmont and its affiliates). On the Redemption Date, holders of exchangeable shares received, in exchange for each exchangeable share, one share of common stock of Newmont. At December 31, 2013, 2012 and 2011, the value of the remaining exchangeable shares was included in Additional paid-in capital and outstanding shares.

Net Income (Loss) per Common Share

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

	Years Ended December 31,
	2013	2012	2011
Net income (loss) attributable to Newmont stockholders:
Continuing operations	$(2,523)	$1,885	$502
Discontinued operations	61	(76)	(136)

	$(2,462)	$1,809	$366

Weighted average common shares (millions):
Basic	498	496	494
Effect of employee stock based awards	—	—	2
Effect of convertible notes	—	3	8

Diluted	498	499	504

Net income (loss) attributable to Newmont stockholders per common share
Basic:
Continuing operations	$(5.06)	$3.80	$1.02
Discontinued operations	0.12	(0.15)	(0.28)

	$(4.94)	$3.65	$0.74

Diluted:
Continuing operations	$(5.06)	$3.78	$1.00
Discontinued operations	0.12	(0.15)	(0.27)

	$(4.94)	$3.63	$0.73

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions, except per share, per ounce and per pound amounts)

Options to purchase 3, 2, and 2 million shares of common stock at average exercise prices of $48, $58, and $58 at December 31, 2013, 2012 and 2011, respectively, were excluded from the computation of diluted weighted average common shares because their exercise prices exceeded the average price of the Company’s common stock for each year.

Other outstanding performance-based stock awards totaling 2 million shares of common stock were not included in the computation of diluted weighted average common shares at December 31, 2013 because their effect would have been anti-dilutive.

In July 2007, Newmont issued $1,150 of Convertible Senior Notes that, if converted in the future, may have a dilutive effect on the Company’s weighted average number of common shares. The notes issued in 2007 are convertible, at the holder’s option, equivalent to a conversion price of $43.70 (26,318,259 shares of common stock) per share of common stock. Under the convertible note indenture, Newmont is required to settle the principal amount of the Convertible Senior Notes in cash and may elect to settle the remaining conversion obligation (Newmont average share price in excess of the conversion price), if any, in cash, shares or a combination thereof. The effect of contingently convertible instruments on diluted earnings per share is calculated under the net share settlement method in accordance with ASC guidance. The conversion price for the notes exceeded the Company’s share price for the year ended December 31, 2013, therefore no additional shares were included in the computation of diluted weighted average common shares. The average price of the Company’s common stock for the year ended December 31, 2012 and 2011 exceeded the conversion price for the notes issued in 2007 and therefore, 3 and 8 million additional shares, respectively, were included in the computation of diluted weighted average common shares for the year ended December 31, 2012 and 2011, respectively.

In connection with the 2007 Convertible Senior Notes offering, the Company entered into Call Spread Transactions which included the purchase of call options and the sale of warrants. As a result of the Call Spread Transactions, the conversion price of $43.70 was effectively increased to $56.99. Should the warrant transactions become dilutive to the Company’s earnings per share (Newmont’s average share price exceeds $56.99) the effect of the warrant transactions on diluted earnings per share will be calculated in accordance with the net share settlement method.

In February 2012, the holders of the Company’s 2012 Convertible Senior Notes exercised their election to convert the notes. The Company elected to pay the $172 conversion premium with cash, and as a result no common shares were issued.

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions, except per share, per ounce and per pound amounts)

NOTE 13     EMPLOYEE-RELATED BENEFITS

	At December 31,
	2013	2012
Current:
Accrued payroll and withholding taxes	$285	$256
Peruvian workers’ participation	32	45
Employee pension benefits	10	9
Other post-retirement plans	2	2
Accrued severance	1	3
Other employee-related payables	11	24

	$341	$339

	At December 31,
	2013	2012
Long-term:
Employee pension benefits	$67	$297
Other post-retirement benefit plans	115	130
Accrued severance	124	113
Peruvian workers’ participation	1	20
Other employee-related payables	18	26

	$325	$586

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

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions, except per share, per ounce and per pound amounts)

The following tables provide a reconciliation of changes in the plans’ benefit obligations and assets’ fair values for 2013 and 2012:

	Pension Benefits		Other Benefits
	2013	2012	2013	2012
Change in Benefit Obligation:
Benefit obligation at beginning of year	$944	$772	$132	$107
Service cost	33	30	4	3
Interest cost	40	41	6	6
Actuarial loss	(109)	136	(22)	18
Amendments	(87)	—	—	—
Foreign currency exchange gain	(8)	(3)	—	—
Settlement payments	(19)	—	—	—
Benefits paid	(36)	(32)	(3)	(2)

Projected benefit obligation at end of year	$758	$944	N/A	N/A

Accumulated Benefit Obligation	$661	$780	$117	$132

Change in Fair Value of Assets:
Fair value of assets at beginning of year	$638	$540	$—	$—
Actual return on plan assets	44	81	—	—
Employer contributions	54	49	3	2
Settlement payments	(19)	—	—	—
Benefits paid	(36)	(32)	(3)	(2)

Fair value of assets at end of year	$681	$638	$—	$—

Unfunded status, net	$77	$306	$117	$132

The Company’s qualified pension plans are funded with cash contributions in compliance with Internal Revenue Service (“IRS”) rules and regulations. The Company’s non-qualified and other benefit plans are currently not funded, but exist as general corporate obligations. The information contained in the above tables presents the combined funded status of qualified and non-qualified plans. The Company reviews its retirement benefit programs on a regular basis and will consider market conditions and the funded status of its Qualified Plans in determining whether additional contributions are appropriate in calendar year 2014.

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions, except per share, per ounce and per pound amounts)

The following table provides the net pension and other benefits amounts recognized in the Consolidated Balance Sheets at December 31:

	Pension Benefits		Other Benefits
	2013	2012	2013	2012
Accrued employee benefit liability	$77	$306	$117	$132

Accumulated other comprehensive income (loss):
Net actuarial gain (loss)	$(282)	$(413)	$10	$(12)
Prior service credit (cost)	79	(6)	3	4

	(203)	(419)	13	(8)
Less: Income taxes	71	147	(5)	4

	$(132)	$(272)	$8	$(4)

The following table provides components of the net periodic pension and other benefits costs for the years ended December 31:

	Pension Benefit Costs			Other Benefit Costs
	2013	2012	2011	2013	2012	2011
Service cost	$33	$30	$25	$4	$3	$2
Interest cost	40	41	39	6	6	5
Expected return on plan assets	(50)	(44)	(42)	—	—	—
Amortization, net	6	33	26	(1)	(1)	(1)

	$29	$60	$48	$9	$8	$6

The following table provides the components recognized in Other comprehensive income (loss) for the years ended December 31:

	Pension Benefits			Other Benefits
	2013	2012	2011	2013	2012	2011
Net gain (loss)	$210	$(96)	$(111)	$22	$(17)	$(6)
Amortization, net	6	33	26	(1)	(1)	(1)

Total recognized in Other comprehensive income (loss)	$216	$(63)	$(85)	$21	$(18)	$(7)

Total recognized in net periodic benefit cost and Other comprehensive income (loss)	$187	$(123)	$(133)	$12	$(26)	$(13)

The expected recognition of amounts in Accumulated other comprehensive income is $22 and $(8) for net actuarial loss and prior service cost for pension benefits in 2014, respectively, and $nil and $1 for net actuarial gain and prior service credit for other benefits in 2014, respectively.

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions, except per share, per ounce and per pound amounts)

Significant assumptions were as follows:

	Pension Benefits		Other Benefits
	At December 31,		At December 31,
	2013	2012	2013	2012
Weighted-average assumptions used in measuring the Company’s benefit obligation:
Discount rate	5.25%	4.30%	5.25%	4.30%
Rate of compensation increase	5.00%	5.00%	5.00%	5.00%

	Pension Benefits			Other Benefits
	Years Ended December 31,			Years Ended December 31,
	2013	2012	2011	2013	2012	2011
Weighted-average assumptions used in measuring the net periodic pension benefit cost:
Discount long-term rate	4.30%	5.35%	5.75%	4.30%	5.35%	5.75%
Expected return on plan assets	7.75%	7.75%	8.00%	N/A	N/A	N/A
Rate of compensation increase	5.00%	5.00%	5.00%	5.00%	5.00%	5.00%

Yield curves matching our benefit obligations were derived using a model based on high quality corporate bond data from Bloomberg. The model develops a discount rate by selecting a portfolio of high quality corporate bonds whose projected cash flows match the projected benefit payments of the plan. The resulting curves were used to identify a discount rate for the Company of 5.25% and 4.30% at December 31, 2013 and 2012, respectively, based on the timing of future benefit payments. The expected long-term return on plan assets used for each period in the three years ended December 2013 was made based on an analysis of the asset returns over multiple time horizons for the Company’s actual plan and for other comparable U.S. corporations. At December 31, 2013, Newmont has estimated the expected long term return on plan assets to be 7.75% in calculating its benefit obligation, which will be used in determining future net periodic benefit cost. Determination of the long-term return on plan assets is a result of considering the most recent capital market forecasts and the plans’ current allocation as well as the actual return on plan assets as compared to the expected return on assets over the last 5 years. The average actual return on plan assets during the 25 years ended December 31, 2013 approximated 9%.

Newmont has two pension calculations for salaried U.S. employees. The first is a “Final Average Pay” pension calculation which pays a monthly amount to employees in retirement based in part on their highest five year eligible earnings and years of credited service. This option is only eligible to salaried employees hired before 2007 and who elected in 2007 to remain in this plan over the Stable Value formula. The second is the “Stable Value” calculation which provides a lump sum payment to employees upon retirement. In 2013, Newmont announced that all employees in the “Final Average Pay” pension formula would transition to the “Stable Value” calculation for future pension earnings. The anticipated effective date for this transition is mid-2014.

The pension plans employ several independent investment firms which invest the assets of the plans in certain approved funds that correspond to specific asset classes with associated target allocations. The goal of the pension fund investment program is to achieve prudent actuarial funding ratios while maintaining acceptable risk levels. The investment performance of the plans and that of the

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions, except per share, per ounce and per pound amounts)

individual investment firms is measured against recognized market indices. The performance of the pension funds are monitored by an investment committee comprised of members of the Company’s management, which is advised by an independent investment consultant. With the exception of global capital market economic risks, the Company has identified no significant portfolio risks associated to asset classes. The following is a summary of the target asset allocations for 2013 and the actual asset allocation at December 31, 2013.

Asset Allocation	Target	Actual at December 31, 2013
U.S. equity investments	21%	22%
International equity investments	22%	22%
Fixed income investments	49%	48%
Other	8%	8%

The following table sets forth the Company’s pension plan assets measured at fair value by level within the fair value hierarchy. Assets are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Fair Value at December 31, 2013
	Level 1	Level 2	Level 3	Total
Plan Assets:
Cash and cash equivalents	$2	$—	$—	$2
Commingled funds	—	679	—	679

	$2	$679	$—	$681

	Fair Value at December 31, 2012
	Level 1	Level 2	Level 3	Total
Plan Assets:
Cash and cash equivalents	$2	$—	$—	$2
Commingled funds	—	636	—	636

	$2	$636	$—	$638

The pension plans’ cash and cash equivalents are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices. The cash equivalent instruments that are valued based on quoted market prices in active markets are primarily money market securities and U.S. Treasury securities.

The pension plans’ commingled fund investments are classified within Level 2. The funds are managed by several fund managers and are valued at the net asset value per share for each fund. Although the majority of underlying assets in the funds consist of actively traded equity securities and bonds, the unit of account is considered to be at the fund level, and therefore, the investments are classified as Level 2. At December 31, 2013, the underlying assets of the commingled funds consist of U.S. equity investments (22%), international equity investments (22%), fixed income investments (48%), and other investments (8%).

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions, except per share, per ounce and per pound amounts)

The assumed health care trend rate used to measure the expected cost of benefits is 7.40% in 2014 and decreases gradually each year to 5.00% in 2019, which is used thereafter.

	One-percentage-point Increase	One-percentage-point Decrease
Effect on total of service and interest cost components of net periodic post-retirement health care benefit cost	$2	$(1)
Effect on the health care component of the accumulated post-retirement benefit obligation	$18	$(14)

Cash Flows

Benefit payments expected to be paid to pension plans are as follows: $35 in 2014, $35 in 2015, $37 in 2016, $44 in 2017, $47 in 2018, and $312 in total over the five years from 2019 through 2023. Benefit payments made to other benefit plan participants are expected to be as follows: $5 in 2014, $5 in 2015, $5 in 2016, $6 in 2017, $6 in 2018, and $40 in total over the five years from 2019 through 2023.

Savings Plans

The Company has two qualified defined contribution savings plans, one that covers salaried and non-union hourly employees and one that covers substantially all hourly union employees. In addition, the Company has one non-qualified supplemental savings plan for salaried employees whose benefits under the qualified plan are limited by federal regulations. When an employee meets eligibility requirements, the Company matches 100% of employee contributions of up to 6% of eligible earnings for the salaried and hourly union plans. The Company makes a contribution between 5.0% and 7.5%, based on continuous years of service, to each Western Nevada hourly employee’s retirement contribution account at its sole discretion. Matching contributions were made with Newmont stock up until August 2013; however, no holding restrictions are placed on such contributions, which totaled $14 in 2013, $20 in 2012, and $17 in 2011. Beginning in September 2013, matching contributions were made in cash.

NOTE 14    STOCK BASED COMPENSATION

The Company has stock incentive plans for executives and eligible employees. Stock incentive awards include restricted stock units, performance leveraged stock units, financial performance stock bonuses, and strategic stock units. The Company issues new shares of common stock to satisfy exercises and vesting under all of its stock incentive awards. Prior to 2012, the Company also granted options to purchase shares of stock with exercise prices not less than fair market value of the underlying stock at the date of grant. At December 31, 2013, 9,307,308 shares were available for future stock incentive plan awards.

Employee Stock Options

Stock options granted under the Company’s stock incentive plans vest over periods of three years or more and are exercisable over a period of time not to exceed 10 years from the grant date. The value of each option award is estimated at the grant date using the Black-Scholes option pricing model. The Black-Scholes option pricing model requires the input of subjective assumptions, including the expected term of the option award and stock price volatility. The expected term of options granted is

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions, except per share, per ounce and per pound amounts)

derived from historical data on employee exercise and post-vesting employment termination experience. Expected volatility is based on the historical volatility of our stock at the grant date. These estimates involve inherent uncertainties and the application of management’s judgment. In addition, the Company is required to estimate the expected forfeiture rate and only recognize expense for those options expected to vest. As a result, if other assumptions had been used, the Company’s recorded stock based compensation expense would have been different from that reported. The Black-Scholes option pricing model used the following weighted-average assumptions:

	2013	2012	2011	2010	2009
Weighted-average risk-free interest rate	N/A	N/A	2.0%	2.5%	2.0%
Dividend yield	N/A	N/A	1.4%	0.7%	1.0%
Expected life in years	N/A	N/A	6	5	5
Volatility	N/A	N/A	37%	38%	36%

The following table summarizes annual activity for all stock options for each of the three years ended December 31:

	2013		2012		2011
	Number of Shares	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price
Outstanding at beginning of year	4,409,924	$48.69	5,481,341	$48.40	5,414,205	$45.36
Granted	—	$—	—	$—	1,276,250	$58.72
Exercised	(46,697)	$35.22	(591,859)	$41.22	(928,037)	$43.67
Forfeited and expired	(1,175,464)	$50.20	(479,558)	$54.57	(281,077)	$56.56

Outstanding at end of year	3,187,763	$48.33	4,409,924	$48.69	5,481,341	$48.40

Options exercisable at year-end	2,934,718	$47.47	3,191,850	$48.07	3,166,178	$46.22
Weighted-average fair value per share of options granted during the year	N/A		N/A		$18.90

The following table summarizes information about stock options outstanding and exercisable at December 31, 2013:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life (in years)	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$20 to $30	300,000	4.8	$26.91	300,000	$26.91
$30 to $40	524,237	4.9	$39.75	524,237	$39.75
$40 to $50	796,618	3.1	$43.95	791,236	$43.95
$50 to $60	1,556,403	6.3	$57.47	1,312,243	$57.28
$60+	10,505	7.9	$66.48	7,002	$66.48

	3,187,763	5.2	$48.33	2,934,718	$47.47

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions, except per share, per ounce and per pound amounts)

At December 31, 2013, there was $2 of unrecognized compensation cost related to 253,045 unvested stock options. All unrecognized compensation costs related to unvested stock options are expected to be recognized during 2014. The total intrinsic value of options exercised in 2013, 2012 and 2011 was $0, $5 and $18, respectively. At December 31, 2013, outstanding and exercisable options had no aggregated intrinsic value.

The following stock options vested in each of the three years ended December 31:

	2013	2012	2011
Stock options vested	862,127	1,003,888	950,119
Weighted-average exercise price	$46.86	$52.09	$46.73

Other Stock Based Compensation

The Company grants restricted stock units to executives and eligible employees upon achievement of certain financial and operating results. Restricted stock units vest over periods of three years or more. Prior to vesting, holders of restricted stock units do not have the right to vote the underlying shares; however, executives accrue dividend equivalents on their restricted stock units, which are paid at the time the restricted stock units vest. The restricted stock units are subject to forfeiture risk and other restrictions. Upon vesting, the employee is entitled to receive one share of the Company’s common stock for each restricted stock unit. In 2013, 2012 and 2011, the Company granted 958,060, 1,062,819 and 586,944 restricted stock units, respectively, at a weighted-average fair market value of $40, $51 and $57, respectively, per underlying share of the Company’s common stock. At December 31, 2013, 776,674, 506,206 and 108,884 shares remain unvested for the 2013, 2012 and 2011 grants, respectively.

The Company grants performance leveraged stock units (“PSUs”) to eligible executives, based upon certain measures of shareholder return. In 2013, 2012, and 2011, the Company granted 272,683, 241,448, and 102,313 PSUs, respectively, at a weighted-average fair market value of $46, $77, and $76, respectively. The actual number of PSUs that vest are determined at the end of a three year performance period. At December 31, 2013, 272,683, 210,549, and 102,313 PSUs remained unvested for the 2013, 2012, and 2011 grants.

The Company granted financial performance stock bonuses to eligible executives upon achievement of certain financial and operating results, based on a targeted number of shares at the beginning of each performance period. At the end of the performance period, one third of the bonus was paid in common stock and two-thirds of the bonus were paid in restricted stock units that vest in equal annual increments at the second and third anniversaries of the start of the performance period. In 2012 and 2011 the Company granted 35,245 and 42,932 common shares, respectively, and 70,501 and 85,632 restricted stock units, respectively, included in the restricted stock unit grants above at a fair market value of $59 and $55 per underlying share of the Company’s common stock, respectively, under the financial performance stock bonus plan.

Beginning in 2013, the Company grants strategic stock units (“SSUs”) to eligible executives, based upon certain measures of adjusted earnings before income tax, depreciation and amortization (“Adjusted EBITDA”), based on a targeted number of shares at the beginning of each performance period. At the end of the performance period, one third of the SSUs are issued without restriction in the form of common stock, and two-thirds of the bonus is paid in restricted stock units that vest in equal annual increments at the second and third anniversaries of the start of the performance period. In

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions, except per share, per ounce and per pound amounts)

2013, the Company granted 50,997 common shares and 102,009 restricted stock units, included in the restricted stock unit grants above, at a fair market value of $41 per underlying share of the Company’s common stock, under the SSU stock bonus plan. At December 31, 2013, 61,030 SSUs remained unvested for the 2013 grant.

The total intrinsic value of other stock based compensation awards that vested in 2013, 2012 and 2011 was $34, $37 and $33, respectively. At December 31, 2013, there was $60 of unrecognized compensation costs related to the unvested other stock based compensation awards. This cost is expected to be recognized over a weighted-average period of approximately two years.

The Company recognized stock based compensation as follows:

	Years Ended December 31,
	2013	2012	2011
Restricted stock units	$31	$26	$32
Stock options	7	13	19
Performance leveraged stock units	8	10	7
Strategic stock units	5	2	—

	$51	$51	$58

NOTE 15    ACQUISITIONS

On April 6, 2011, Newmont acquired all of the outstanding common shares of Fronteer Gold Inc. (“Fronteer”). Pursuant to the terms of the acquisition, shareholders of Fronteer received C$14.00 in cash and one-fourth of a common share in Pilot Gold, which retained certain exploration assets of Fronteer, for each common share of Fronteer. Newmont completed the acquisition to acquire, among other assets, the exploration stage Long Canyon project, which is located approximately one hundred miles from the Company’s existing infrastructure in Nevada and provides the potential for significant development and operating synergies. In connection with the acquisition, Newmont incurred transaction costs of $22, which were recorded in Other Expense, net. See Note 16 for additional information regarding impairments of assets related to the Fronteer Acquisition.

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

At December 31, 2013 and 2012, the estimated fair value of the unpaid contingent consideration was approximately $10 and $41, respectively. Changes to the estimated fair value resulting from periodic revaluations are recorded to Other expense, net. This contingent royalty is capped at $100 in aggregate payments. At December 31, 2013, the Company recorded a decrease to the accrual of $18 due to changes in economic conditions and revised mine plans at Boddington. During 2013, 2012 and 2011, the Company paid $13, $25 and $30, respectively, related to the contingent consideration. The range of remaining undiscounted amounts the Company could pay is between $0 and $28.

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

	Fair Value at December 31, 2013
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$918	$918	$—	$—
Marketable equity securities:
Extractive industries	350	350	—	—
Other	17	17	—	—
Marketable debt securities:
Asset backed commercial paper	25	—	—	25
Auction rate securities	5	—	—	5
Trade receivable from provisional copper and gold concentrate sales, net	177	177	—	—
Derivative instruments, net:
Diesel forward contracts	4	—	4	—

	$1,496	$1,462	$4	$30

Liabilities:
Foreign exchange forward contracts	$95	$—	$95	$—
Boddington contingent consideration	10	—	—	10
Holt Property Royalty	134	—	—	134

	$239	$—	$95	$144

The fair values of the derivative instruments in the table above are presented on a net basis. The gross amounts related to the fair value of the derivatives instruments above are included in the Derivatives Instruments Note (see Note 17). All other Fair Value disclosures in the above table are presented on a gross basis.

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

The estimated value of the Boddington contingent royalty was determined using a Monte Carlo valuation model which simulates future gold and copper prices and costs applicable to sales. This contingent royalty is capped at $100. The Company decreased the liability to $10 at December 31, 2013 due to the decrease in commodity prices. The Boddington contingent royalty is classified within Level 3 of the fair value hierarchy. See table below which sets forth a summary of the quantitative and qualitative information related to the significant unobservable inputs used in the calculation of the fair value.

The estimated fair value of the Holt sliding scale royalty was determined using a Monte Carlo valuation model to simulate future gold prices, various weighted gold production scenarios from publicly available reserve and resource information and a weighted average discount rate. The sliding scale royalty liability is classified within Level 3 of the fair value hierarchy. See table below which sets forth a summary of the quantitative and qualitative information related to the significant unobservable inputs used in the calculation of the fair value.

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions, except per share, per ounce and per pound amounts)

The following table sets forth a summary of the quantitative and qualitative information related to the unobservable inputs used in the calculation of the Company’s Level 3 financial assets and liabilities for the year ended December 31, 2013:

Description	At December 31, 2013	Valuation technique	Unobservable input	Range/Weighted average
Auction Rate Securities	$5	Discounted cash flow	Weighted average recoverability rate	58%
Asset Backed Commercial Paper	25	Discounted cash flow	Recoverability rate	80-90%
Boddington Contingent Consideration	10	Monte Carlo	Discount rate	5%
			LT Gold price	$1,300
			LT Copper price	$3.00
Holt property royalty	134	Monte Carlo	Weighted average discount rate	5%
			LT Gold price	$1,300
			Weighted average gold production scenarios (in 000’s of ounces)	393-1,180

The following table sets forth a summary of changes in the fair value, on a recurring basis, of the Company’s Level 3 financial assets and liabilities for the year ended December 31, 2013:

	Auction Rate Securities	Asset Backed Commercial Paper	Total Assets	Boddington Contingent Consideration	Holt Property Royalty	Total Liabilities
December 31, 2012	$5	$19	$24	$41	$240	$281
Revaluation	—	6	6	(18)	(88)	(106)
Settlements	—	—	—	(13)	(18)	(31)

December 31, 2013	$5	$25	$30	$10	$134	$144

At December 31, 2013, the assets and liabilities classified within Level 3 of the fair value hierarchy represent 2% and 60% of the total assets and liabilities measured at fair value, on a recurring basis.

During the second and fourth quarters of 2013, Newmont recorded write-downs related to Property, plant and equipment, net. (See Note 5). The estimated fair values of Property, plant and mine development, net, Goodwill and Intangible assets used in determining the impairments followed the discounted cash flow approach. The total write-downs recorded during 2013 totaled $4,352. The discounted cash flow model used significant unobservable inputs and is, therefore, considered within Level 3 of the fair value hierarchy.

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions, except per share, per ounce and per pound amounts)

The following table sets forth a summary of the quantitative and qualitative information related to the unobservable inputs used in the calculation of the Company’s nonrecurring Level 3 non-financial assets:

Description	At December 31, 2013	Valuation technique	Unobservable input	Range/Weighted average
Property, plant and mine development, net	$14,277	Discounted cash flow	Discount rate	4.25-5.00%
			Long Term Gold price	$1,300-1,400
			Long Term Copper price	$3.00
			Long Term Exchange rate A$/US$	0.920-0.935
Goodwill and Intangible assets	230	Discounted cash flow	Discount rate	3.75-5.00%
			Long Term Gold price	$1,300-1,400
			Long Term Copper price	$3.00
			Long Term Exchange rate A$/US$	0.920-0.935

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

Cash Flow Hedges

The foreign currency, diesel and forward starting swap contracts are designated as cash flow hedges, and as such, the effective portion of unrealized changes in market value have been recorded in Accumulated other comprehensive income (loss) and are reclassified to income during the period in which the hedged transaction affects earnings. Gains and losses from hedge ineffectiveness are recognized in current earnings.

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

Newmont hedged A$ denominated capital expenditures related to the Akyem project in Africa utilizing fixed forward contracts. The $1 net realized gain associated with the capital expenditures was

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions, except per share, per ounce and per pound amounts)

recorded in Accumulated other comprehensive income (loss) net of tax and is being recognized in Amortization over the life of the related Akyem assets. During 2013, the A$ capital expenditure hedge program increased Akyem amortization by $nil. At December 31, 2013, the Company had no outstanding hedges for the Akyem capital program.

In July 2011, Newmont began hedging a portion of the Company’s A$ denominated capital expenditures related to the planned construction of a mine shaft at Tanami in Australia utilizing foreign currency contracts. In November 2012, Newmont decided to defer further construction of the project to evaluate the impact of the Auron discovery on the overall life of the mine plan. As a result, the forecasted transaction is no longer probable to occur within the original expected time frame, and hedge accounting has been discontinued. This resulted in a $3 gain reclassified from Accumulated other comprehensive income (loss), net of tax to Income.

Newmont had the following foreign currency derivative contracts outstanding at December 31, 2013:

	Expected Maturity Date
	2014	2015	2016	2017	2018	Total/ Average
A$ Operating Fixed Forward Contracts:
A$ notional (millions)	312	270	158	105	6	851
Average rate ($/A$)	1.00	0.98	0.95	0.93	0.92	0.97
Expected hedge ratio	20%	18%	11%	7%	4%
NZ$ Operating Fixed Forward Contracts:
NZ$ notional (millions)	65	24				89
Average rate ($/NZ$)	0.80	0.78				0.79
Expected hedge ratio	59%	21%

In order to reduce derivative exposure to a lower Australian dollar, in October 2013 the Company began closing out certain foreign currency contracts. As of October 25, 2013 the Company settled approximately A$2,100 in notional contracts for a net gain of approximately $46. These gains are recorded in Accumulated other comprehensive income (loss) as the hedged transactions, A$ denominated operating costs, are still probable of occurring over the original time period. The amount deferred in OCI will be recognized in earnings over a period of five years as the original hedge transactions occur. From time to time, and depending upon business considerations and market conditions, the Company may consider closing out additional Australian dollar hedging contracts, or conversely, may enter into new Australian dollar hedging contracts.

Diesel Fixed Forward Contracts

Newmont hedges a portion of its operating cost exposure related to diesel consumed at its Nevada operations to reduce the variability in realized diesel prices. The hedging instruments consist of a series of financially settled fixed forward contracts with expiration dates up to three years.

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions, except per share, per ounce and per pound amounts)

Newmont had the following diesel derivative contracts outstanding at December 31, 2013:

	Expected Maturity Date
	2014	2015	2016	Total/ Average
Diesel Fixed Forward Contracts:
Diesel gallons (millions)	24	14	6	44
Average rate ($/gallon)	2.87	2.77	2.69	2.82
Expected Nevada hedge ratio	62%	36%	14%

Forward Starting Swap Contracts

During 2011, Newmont entered into forward starting interest rate swap contracts with a total notional value of $2,000. These contracts hedged movements in treasury rates related to a debt issuance that occurred in the first quarter of 2012. On March 8, 2012, Newmont closed its sale of $2,500 senior notes consisting of 3.5% senior notes due 2022 in the principal amount of $1,500 (10-year notes), and 4.875% senior notes due 2042 in the principal amount of $1,000 (30-year notes). As a result, the forward-starting interest rate swaps were settled for $362, of which $349 represented the effective portion of the hedging instrument included in Accumulated other comprehensive income (loss) and recognized in Interest expense consistent with the interest incurred on the senior notes issued in 2012. The net proceeds from the debt issuance were adjusted by the settlement amount of the swap contracts and included as a financing activity in the Consolidated Statements of Cash Flow.

Fair Value Hedges

Interest Rate Swap Contracts

Newmont had $222 fixed to floating swap contracts designated as a hedge against 8 5/8% debentures which matured in May 2011.

Derivative Instrument Fair Values

Newmont had the following derivative instruments designated as hedges at December 31, 2013 and December 31, 2012:

	Fair Values of Derivative Instruments
	At December 31, 2013
	Other Current Assets	Other Long-Term Assets	Other Current Liabilities	Other Long-Term Liabilities
Foreign currency exchange contracts:
A$ operating fixed forward contracts	$—	$—	$36	$60
NZ$ operating fixed forward contracts	1	—	—	—
Diesel fixed forward contracts	3	1	—	—

Total derivative instruments (Notes 21 and 24)	$4	$1	$36	$60

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

The following tables show the location and amount of gains (losses) reported in the Company’s Consolidated Financial Statements related to the Company’s cash flow hedges.

	Foreign Currency Exchange Contracts			Diesel Fixed Forward Contracts
For the years ended December 31,	2013	2012	2011	2013	2012	2011
Cash flow hedging relationships:
Gain (loss) recognized in other comprehensive income (effective portion)	$(266)	$192	$151	$3	$7	$6
Gain reclassified from Accumulated other comprehensive income into income (effective portion)(1)	$85	$166	$188	$2	$7	$14

	Forward Starting Swap Contracts
For the years ended December 31,	2013	2012	2011
Cash flow hedging relationships:
Gain (loss) recognized in other comprehensive income (effective portion)	$—	$36	$(399)
(Loss) reclassified from Accumulated other comprehensive income into income (effective portion)(1)	$(19)	$(10)	$—
Gain (loss) reclassified from Accumulated other comprehensive income into income (ineffective portion)(2)	$—	$2	$(15)

(1)

The gain (loss) for the effective portion of the foreign exchange and diesel cash flow hedges reclassified from Accumulated other comprehensive income (loss) is included in Costs applicable to sales. The loss for the effective portion of the forward starting swaps reclassified from Accumulated other comprehensive income (loss) is included in Interest Expense.

(2)	The ineffective portion recognized for cash flow hedges is included in Other Income, net.

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions, except per share, per ounce and per pound amounts)

	Interest Rate Swap Contracts			8 5/8% Debentures (Hedged Portion)
For the years ended December 31,	2013	2012	2011	2013	2012	2011
Fair value hedging relationships:
Gain (loss) recognized in income (effective portion)(1)	$—	$—	$3	$—	$—	$(6)
Gain (loss) recognized in income (ineffective portion)(2)	$—	$—	$(2)	$—	$—	$—

(1)	The gain (loss) recognized for the effective portion of cash flow hedges is included in Cost Applicable to Sales, Write-downs and Interest expense, net.

(2)	The ineffective portion recognized for cash flow hedges is included in Other income, net.

The amount to be reclassified from Accumulated other comprehensive income (loss), net of tax to income during the next 12 months is a loss of approximately $34.

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

London Metal Exchange (“LME”) copper prices averaged $3.32 per pound during 2013, compared with the Company’s recorded average provisional price of $3.30 per pound before mark-to-market adjustments and treatment and refining charges. During 2013 changes in copper prices resulted in a provisional pricing mark-to-market loss of $11 ($0.05 per pound). At December 31, 2013, Newmont had copper sales of 61 million pounds priced at an average of $3.34 per pound, subject to final pricing over the next several months.

The average London P.M. fix for gold was $1,411 per ounce during 2013, compared to the Company’s recorded average provisional price of $1,402 per ounce before mark-to-market adjustments and treatment and refining charges. During 2013, changes in gold prices resulted in a provisional pricing mark-to-market loss of $17 ($3 per ounce). At December 31, 2013, Newmont had gold sales of 100,000 ounces priced at an average of $1,215 per ounce, subject to final pricing over the next several months.

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions, except per share, per ounce and per pound amounts)

NOTE 18    INVESTMENTS

	At December 31, 2013
	Cost/Equity Basis	Unrealized		Fair/Equity Basis
		Gain	Loss
Current:
Marketable Equity Securities:
Gabriel Resources Ltd.	$37	$—	$—	$37
Paladin Energy Ltd.	21	1	—	22
Other	19	4	(4)	19

	$77	$5	$(4)	$78

Long-term:
Marketable Debt Securities:
Asset backed commercial paper	$23	$2	$—	$25
Auction rate securities	8	—	(3)	5

	31	2	(3)	30

Marketable Equity Securities:
Regis Resources Ltd.	165	88	—	253
Other	30	5	—	35

	195	93	—	288

Other investments, at cost	13	—	—	13
Investment in Affiliates:
Minera La Zanja S.R.L	92	—	—	92
Novo Resources Corp.	16	—	—	16

	$347	$95	$(3)	$439

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions, except per share, per ounce and per pound amounts)

	At December 31, 2012
	Cost/Equity Basis	Unrealized		Fair/Equity Basis
		Gain	Loss
Current:
Marketable Equity Securities:
Paladin Energy Ltd.	$60	$—	$(3)	$57
Other	17	14	(2)	29

	$77	$14	$(5)	$86

Long-term:
Marketable Debt Securities:
Asset backed commercial paper	$25	$—	$(6)	$19
Auction rate securities	7	—	(2)	5

	32	—	(8)	24

Marketable Equity Securities:
Canadian Oil Sands Trust	310	318	—	628
Gabriel Resources Ltd.	78	42	—	120
Regis Resources Ltd.	166	352	—	518
Other	65	14	—	79

	619	726	—	1,345

Other investments, at cost	12	—	—	12
Investment in Affiliates:
Minera La Zanja S.R.L	65	—	—	65

	$728	$726	$(8)	$1,446

In 2013, the Company recognized impairments for other-than-temporary declines in value of $105 for marketable equity securities, including $39 related to its holdings of Paladin Energy, Ltd and $36 related to its holdings of Gabriel Resources Ltd. In 2012, the Company recognized impairments for other-than-temporary declines in value of $47 for marketable equity securities.

In September 2013, the Company purchased a 35.7% share of Novo for approximately $16. Subsequently, in December 2013, Novo issued additional shares for the exercise of warrants and stock options which reduced Newmont’s ownership to 32%. Novo owns a majority of the Beaton’s Creek discovery with Millennium Minerals in the Pilbara region of Western Australia. The Company accounts for this ownership interest as an equity method investment.

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

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions, except per share, per ounce and per pound amounts)

The following tables present the gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by length of time that the individual securities have been in a continuous unrealized loss position:

	Less than 12 Months		12 Months or Greater		Total
At December 31, 2013	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Asset backed commercial paper	$—	$—	$25	$—	$25	$—
Auction rate securities	—	—	5	3	5	3
Marketable equity securities	54	4	—	—	54	4

	$54	$4	$30	$3	$84	$7

	Less than 12 Months		12 Months or Greater		Total
At December 31, 2012	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Asset backed commercial paper	$—	$—	$19	$6	$19	$6
Auction rate securities	—	—	5	2	5	2
Marketable equity securities	79	5	—	—	79	5

	$79	$5	$24	$8	$103	$13

Included in the tables above are the unrealized losses of $7 and $13 at December 31, 2013 and 2012, respectively, related to the Company’s investments in asset backed commercial paper, auction rate securities and marketable equity securities. While the fair values of these investments are below their respective cost, the Company views these declines as temporary. The Company intends to hold its investment in auction rate securities and asset backed commercial paper until maturity or such time that the market recovers and therefore considers these losses temporary.

NOTE 19    INVENTORIES

	At December 31,
	2013	2012
In-process	$97	$143
Concentrate	108	152
Precious metals	26	31
Materials, supplies and other	486	470

	$717	$796

In 2013, the Company recorded write-downs of $14 and $3, classified as components of Cost applicable to sales and Amortization, respectively, to reduce the carrying value of inventories to net realizable value. Of the write-downs in 2013, $3 is related to Nevada, $6 is related to Boddington, $1 is related to Other Australia/New Zealand and $7 is related to Batu Hijau.

In 2012, the Company recorded write-downs of $5, classified as a component of Costs applicable to sales, which primarily relates to Nevada.

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions, except per share, per ounce and per pound amounts)

In 2011, the Company recorded write-downs of $26 of which $17 is related to the Hope Bay project and is classified as a component of Other Expense, net while the remaining is related to Nevada and is classified as a component of Costs applicable to sales.

NOTE 20    STOCKPILES AND ORE ON LEACH PADS

	At December 31,
	2013	2012
Current:
Stockpiles	$558	$602
Ore on leach pads	225	184

	$783	$786

Long-term:
Stockpiles	$2,477	$2,514
Ore on leach pads	246	382

	$2,723	$2,896

	At December 31,
	2013	2012
Stockpiles and ore on leach pads:
Nevada	$875	$699
La Herradura	57	57
Yanacocha	525	498
Boddington	304	474
Batu Hijau	1,290	1,543
Other Australia/New Zealand	128	173
Ahafo	292	235
Akyem	35	3

	$3,506	$3,682

In 2013, the Company recorded write-downs of $958 and $236, classified as components of Costs applicable to sales and Amortization, respectively, to reduce the carrying value of stockpiles and ore on leach pads to net realizable value. Of the write-downs in 2013, $85 are related to Nevada, $32 to La Herradura, $174 to Yanacocha, $222 to Boddington, $54 to Other Australia/New Zealand and $627 to Batu Hijau.

In 2012, the company recorded write-downs of $28, classified as components of Costs applicable to sales, of which $6 is related to Yanacocha and $22 to Other Australia/New Zealand.

In 2011, the company recorded write-downs of $1 related to Other Australia/New Zealand which are classified as components of Costs applicable to sales.

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions, except per share, per ounce and per pound amounts)

NOTE 21    OTHER ASSETS

	At December 31,
	2013	2012
Other current assets:
Refinery metal inventory and receivable	$679	$1,183
Prepaid assets	157	213
Other refinery metal receivables	130	110
Derivative instruments	4	112
Restricted cash	—	12
Other	36	31

	$1,006	$1,661

Other long-term assets:
Income tax receivable	$229	$76
Goodwill	132	188
Prepaid Royalties	103	78
Intangible assets	98	136
Restricted cash	95	90
Debt issuance costs	62	73
Prepaid maintenance costs	31	17
Derivative instruments	1	144
Other	93	70

	$844	$872

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions, except per share, per ounce and per pound amounts)

NOTE 22  PROPERTY, PLANT AND MINE DEVELOPMENT

		At December 31, 2013			At December 31, 2012
	Depreciable Life	Cost	Accumulated Amortization	Net Book Value	Cost	Accumulated Amortization	Net Book Value
	(in years)
Land	—	$227	$—	$227	$223	$—	$223
Facilities and equipment	1 - 35	15,945	(8,671)	7,274	13,996	(6,596)	7,400
Mine development	1 - 35	4,792	(2,582)	2,210	4,793	(2,031)	2,762
Mineral interests	1 - 35	2,163	(710)	1,453	4,854	(752)	4,102
Asset retirement cost	1 - 35	1,043	(465)	578	988	(340)	648
Construction-in-progress	—	2,535	—	2,535	2,875	—	2,875

		$26,705	$(12,428)	$14,277	$27,729	$(9,719)	$18,010

Leased assets included above in facilities and equipment	1 - 35	$9	$(1)	$8	$5	$(1)	$4

		At December 31, 2013			At December 31, 2012
Mineral Interests	Amortization Period	Gross Carrying Value	Accumulated Amortization	Net Book Value	Gross Carrying Value	Accumulated Amortization	Net Book Value
	(in years)
Production stage	1 - 22	$959	$(710)	$249	$1,257	$(752)	$505
Development stage	—	162	—	162	149	—	149
Exploration stage	—	1,042	—	1,042	3,448	—	3,448

		$2,163	$(710)	$1,453	$4,854	$(752)	$4,102

Construction-in-progress at December 31, 2013 of $2,535 included $1,534 at South America primarily related to engineering and construction at Conga and infrastructure at Yanacocha, $389 at Africa related to infrastructure at Akyem and Ahafo, $348 at North America related to infrastructure at Nevada and Mexico, $114 at Australia/New Zealand related to infrastructure at Boddington, Tanami, and Kalgoorlie, and $30 at Indonesia related to infrastructure at Batu Hijau.

Construction-in-progress at December 31, 2012 of $2,875 included $1,519 at South America primarily related to engineering and construction at Conga and infrastructure at Yanacocha, $592 at Africa related to engineering and construction at Akyem and infrastructure at Ahafo, $338 at Australia/New Zealand related to infrastructure at Boddington, Tanami, and Kalgoorlie, $285 at North America related to infrastructure at Nevada, and $55 at Indonesia related to infrastructure at Batu Hijau.

Write-down of property, plant and mine development totaled $4,352, $52 and $2,084 for 2013, 2012 and 2011, respectively. The 2013 write-downs were primarily related to assets at Boddington and Long Canyon resulting from a decrease in the Company’s long-term gold and copper price assumptions combined with rising operating costs. See Note 16 for additional information. The 2012 write-down was primarily due to an impairment of the FALC JV diamond project as well as write-downs of non-essential surface equipment at Conga. The 2011 write-down was primarily due to an impairment related to the Hope Bay project after evaluating existing development options and economic feasibility for the project compared with other projects and development opportunities within the Company’s

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions, except per share, per ounce and per pound amounts)

wider project pipeline. The amount of the Hope Bay write-down was recorded in 2011 at fair value based on the estimated recoverable value, net of transportation and selling costs utilizing the liquidation model.

NOTE 23    DEBT

	At December 31, 2013		At December 31, 2012
	Current	Non-Current	Current	Non-Current
2014 Convertible Senior Notes, net	561	—	—	535
2017 Convertible Senior Notes, net	—	492	—	471
2019 Senior Notes, net	—	897	—	897
2022 Senior Notes, net	—	1,490	—	1,489
2035 Senior Notes, net	—	598	—	598
2039 Senior Notes, net	—	1,087	—	1,087
2042 Senior Notes, net	—	992	—	992
Ahafo project finance facility	10	25	10	35
PTNNT revolving credit facility	—	555	—	180
Other	24	9	—	4

	$595	$6,145	$10	$6,288

Scheduled minimum debt repayments are $609 in 2014, $166 in 2015, $221 in 2016, $771 in 2017, $1 in 2018 and $5,104 thereafter.

Corporate Revolving Credit Facility

Effective May 20, 2011, the Company entered into a new uncollateralized $2,500 revolving credit facility with a syndicate of commercial banks. This new revolving credit facility replaced the existing revolving credit facility which was cancelled upon the effectiveness of the new facility. The new facility provides for borrowings in U.S. dollars and contains a letter of credit sub-facility. The new facility originally matured in May 2016. Facility fees vary based on the credit ratings of the Company’s senior, uncollateralized, long-term debt. Borrowings under the facility bear interest at a market based rate plus a margin determined by the Company’s credit rating. At December 31, 2013, we had $0 in borrowings outstanding under the facility. There was $173 and $394 outstanding in letters of credit at December 31, 2013 and 2012, respectively.

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

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions, except per share, per ounce and per pound amounts)

Subsidiary Financings

PTNNT Revolving Credit Facility

Effective May 27, 2011, PTNNT entered into a $600 reducing revolving credit facility with a syndicate of banks. This reducing revolving facility provides for borrowings in U.S. dollars. The facility matures in March 2017. The facility is non-recourse to Newmont and certain assets of PTNNT are pledged as collateral. Borrowings under the facility bear interest at a rate per annum equal to LIBOR plus a margin of 4.00%. Commitment fees currently accrue on the daily average unused amount of the commitment of each lender at an annual rate of 2.00%. A one-time arrangement fee and other debt issuance costs, net of amortization, of $18 related to the facility were capitalized and will be amortized over the term of the debt. There were $555 in borrowings outstanding under the facility at December 31, 2013.

2014 and 2017 Convertible Senior Notes

In July 2007, the Company issued $1,150 uncollateralized convertible senior notes due in 2014 and 2017, each with a principal amount of $575 for net proceeds of $1,126. The 2014 notes, maturing on July 15, 2014, pay interest semi-annually at a rate of 1.25% per annum, and the 2017 notes, maturing on July 15, 2017, pay interest semi-annually at a rate of 1.63% per annum. The effective interest rates are 6.0% and 6.25% for the 2014 and 2017 notes, respectively. The notes are convertible, at the holder’s option, at a conversion price of $43.70 per share of common stock. Upon conversion, the principal amount and all accrued interest will be repaid in cash and any conversion premium will be settled in shares of our common stock or, at our election, cash or any combination of cash and shares of our common stock. In connection with the convertible senior notes offering, the Company entered into Call Spread Transactions. The Call Spread Transactions included the purchase of call options and the sale of warrants. As a result of the Call Spread Transactions, the conversion price of $43.70 was effectively increased to $56.99. The Company is not entitled to redeem the notes prior to their stated maturity dates. Using prevailing interest rates on similar instruments, the estimated fair value of the 2014 and 2017 senior notes was $560 and $503, respectively, at December 31, 2013 and $636 and $613, respectively, at December 31, 2012. The foregoing fair value estimates were prepared with the assistance of an independent third party and may or may not reflect the actual trading value of this debt.

The Company’s Consolidated Balance Sheets report the following related to the convertible senior notes:

	At December 31, 2013		At December 31, 2012
	Convertible Senior Notes Due		Convertible Senior Notes Due
	2014	2017	2014	2017
Additional paid-in capital	$97	$123	$97	$123
Principal amount	$575	$575	$575	$575
Unamortized debt discount	(14)	(83)	(40)	(104)

Net carrying amount	$561	$492	$535	$471

For the years ended December 31, 2013, 2012, and 2011, the Company recorded $17, $18, and $32 of interest expense for the contractual interest coupon and $46, $46, and $67 of amortization of the debt discount, respectively, related to the convertible senior notes. At December 31, 2013 the

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions, except per share, per ounce and per pound amounts)

conversion price exceeded the Company’s stock price and other limited circumstances required for conversion were not met, as a result the bondholders did not have the option to convert the senior notes.

2019 and 2039 Senior Notes

In September 2009, the Company completed a two part public offering of $900 and $1,100 uncollateralized senior notes maturing on October 1, 2019 and October 1, 2039, respectively. Net proceeds from the 2019 and 2039 notes were $895 and $1,080, respectively. The 2019 notes pay interest semi-annually at a rate of 5.13% per annum and the 2039 notes pay semi-annual interest of 6.25% per annum. Using prevailing interest rates on similar instruments, the estimated fair value of the 2019 and 2039 senior notes was $951 and $999, respectively, at December 31, 2013 and $1,029 and $1,306, respectively, at December 31, 2012. The foregoing fair value estimates were prepared with the assistance of an independent third party and may or may not reflect the actual trading value of this debt.

2035 Senior Notes

In March 2005, Newmont issued uncollateralized senior notes with a principal amount of $600 due April 2035 bearing an annual interest rate of 5 7/8%. Interest on the notes is paid semi-annually in April and October. Using prevailing interest rates on similar instruments, the estimated fair value of these senior notes was $516 and $678 at December 31, 2013 and 2012, respectively. The foregoing fair value estimate was prepared with the assistance of an independent third party and may or may not reflect the actual trading value of this debt.

2022 and 2042 Senior Notes

In March 2012, the Company completed a two part public offering of $1,500 and $1,000 uncollateralized Senior Notes maturing on March 15, 2022 and March 15, 2042, respectively. Net proceeds from the 2022 and 2042 Senior Notes were $1,479 and $983, respectively. The 2022 Senior Notes pay interest semi-annually at a rate of 3.50% per annum and the 2042 Senior Notes pay semi-annual interest of 4.875% per annum. Using prevailing interest rates on similar instruments, the estimated fair value of the 2022 and 2042 senior notes was $1,297 and $758, respectively, at December 31, 2013 and $1,530 and $1,028, respectively, at 2012. The foregoing fair value estimates were prepared with the assistance of an independent third party and may or may not reflect the actual trading value of this debt.

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

At December 31, 2013 and 2012, the Company and its related entities were in compliance with all debt covenants and provisions related to potential defaults.

NOTE 24    OTHER LIABILITIES

	At December 31,
	2013	2012
Other current liabilities:
Refinery metal payable and liabilities	$679	$1,183
Accrued operating costs	157	336
Reclamation and remediation liabilities	98	82
Deferred income tax	74	65
Interest	74	74
Accrued capital expenditures	72	172
Royalties	58	42
Derivative instruments	36	1
Holt property royalty	15	21
Taxes other than income and mining	6	14
Boddington contingent consideration	—	26
Other	44	68

	$1,313	$2,084

Other long-term liabilities:
Holt property royalty	$119	$219
Income and mining taxes	70	65
Derivative instruments	60	2
Power supply agreements	39	46
Boddington contingent consideration	10	15
Other	44	25

	$342	$372

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions, except per share, per ounce and per pound amounts)

NOTE 25    RECLASSIFICATIONS OUT OF ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

	Unrealized gain (loss) on marketable securities, net	Foreign currency translation adjustments	Pension and other post- retirement benefit adjustments	Changes in fair value of cash flow hedge instruments	Total
December 31, 2012	$542	$177	$(276)	$47	$490
Change in other comprehensive income (loss) before reclassifications	(436)	(32)	149	(167)	(486)
Reclassifications from accumulated other comprehensive income (loss)	(141)	—	3	(48)	(186)

Net current-period other comprehensive income (loss)	(577)	(32)	152	(215)	(672)

December 31, 2013	$(35)	$145	$(124)	$(168)	$(182)

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)	Affected Line Item in the Consolidated Statement of Income (Loss)
	Years Ended December 31, 2013
Marketable securities adjustments:
Sale of marketable securities	$(280)	Other income, net
Impairment of marketable securities	105	Other income, net

Total before tax	(175)
Tax expense (benefit)	34

Net of tax	$(141)

Pension and other benefit liability adjustments:
Amortization, net	$5	(1)

Total before tax	5
Tax expense (benefit)	(2)

Net of tax	$3

Hedge instruments adjustments:
Operating cash flow hedges	$(106)	Costs applicable to sales
Capital cash flow hedges	1	Amortization
Capital cash flow hedges	18	Write-downs
Forward starting swap hedges	19	Interest expense, net

Total before tax	(68)
Tax expense (benefit)	20

Net of tax	$(48)

Total reclassifications for the period, net of tax	$(186)

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions, except per share, per ounce and per pound amounts)

(1)

This accumulated other comprehensive income (loss) component is included in General and administrative and costs that benefit the inventory/production process, as appropriate. Refer to Note 2 for information on costs that benefit the inventory/production process.

NOTE 26    NET CHANGE IN OPERATING ASSETS AND LIABILITIES

Net cash provided from operations attributable to the net change in operating assets and liabilities is composed of the following:

	Years Ended December 31,
	2013	2012	2011
Decrease (increase) in operating assets:
Trade and accounts receivable	$245	$19	$52
Inventories, stockpiles and ore on leach pads	(777)	(729)	(495)
EGR refinery and other assets	475	(346)	(266)
Other assets	(38)	(80)	(51)
Increase (decrease) in operating liabilities:
Accounts payable and other accrued liabilities	(478)	(210)	226
EGR refinery and other liabilities	(475)	346	266
Reclamation liabilities	(59)	(73)	(43)

	$(1,107)	$(1,073)	$(311)

NOTE 27    SUPPLEMENTAL CASH FLOW INFORMATION

	Years Ended December 31,
	2013	2012	2011
Income and mining taxes, net of refunds	$361	$1,261	$1,526
Pension plan and other benefits and contributions	$57	$50	$29
Interest, net of amounts capitalized	$247	$177	$179

Noncash Investing Activities and Financing Activities

Newmont sold non-core assets in exchange for 23 million shares of Regis Resources which resulted in non-cash increases to Investments of $129 in 2012. Newmont sold a royalty interest in exchange for 4 million shares of Regis Resources which resulted in non-cash increases to Investments of $12 in 2011.

NOTE 28    OPERATING LEASE COMMITMENTS

The Company leases certain assets, such as equipment and facilities, under operating leases expiring at various dates through 2020. Future minimum annual lease payments are $12 in 2014, $10 in 2015, $10 in 2016, $8 in 2017, $7 in 2018 and $14 thereafter, totaling $61. Rent expense for 2013, 2012 and 2011 was $52, $72 and $75, respectively.

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

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions, except per share, per ounce and per pound amounts)

In April 2013, the Company merged one of its subsidiaries into Newmont USA. As a result of the merger, the prior periods presented have been revised to reflect this change as if the transaction had occurred at the beginning of the earliest period presented in accordance with the accounting guidance for business combinations between entities under common control.

	For the Year Ended December 31, 2013
Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)	Newmont Mining Corporation	Newmont USA	Other Subsidiaries	Eliminations	Newmont Mining Corporation Consolidated
Sales	$—	$2,264	$6,058	$—	$8,322
Costs and expenses
Costs applicable to sales (1)	—	1,059	4,127	—	5,186
Amortization	—	223	1,139	—	1,362
Reclamation and remediation	—	9	72	—	81
Exploration	—	46	201	—	247
Advanced projects, research and development	—	45	177	—	222
General and administrative	—	101	102	—	203
Write-down of property, plant and mine development	—	—	4,352	—	4,352
Other expense, net	—	69	231	—	300

	—	1,552	10,401	—	11,953

Other income (expense)
Other income, net	(4)	15	338	—	349
Interest income — intercompany	144	23	21	(188)	—
Interest expense — intercompany	(9)	—	(179)	188	—
Interest expense, net	(291)	(10)	(2)	—	(303)

	(160)	28	178	—	46

Income (loss) before income and mining tax and other items	(160)	740	(4,165)	—	(3,585)
Income and mining tax benefit (expense)	56	(224)	981	—	813
Equity loss of affiliates	(2,358)	(180)	(321)	2,854	(5)

Income (loss) from continuing operations	(2,462)	336	(3,505)	2,854	(2,777)
Income from discontinued operations	—	—	61	—	61

Net income (loss)	(2,462)	336	(3,444)	2,854	(2,716)
Net loss attributable to noncontrolling interests	—	—	464	(210)	254

Net income (loss) attributable to Newmont stockholders	$(2,462)	$336	$(2,980)	$2,644	$(2,462)

Comprehensive income (loss)	$(3,134)	$481	$(4,271)	$3,537	$(3,387)
Comprehensive loss attributable to noncontrolling interests	—	—	463	(210)	253

Comprehensive income (loss) attributable to Newmont stockholders	$(3,134)	$481	$(3,808)	$3,327	$(3,134)

(1)	Excludes Amortization and Reclamation and remediation.

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions, except per share, per ounce and per pound amounts)

	For the Year Ended December 31, 2012
Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)	Newmont Mining Corporation	Newmont USA	Other Subsidiaries	Eliminations	Newmont Mining Corporation Consolidated
Sales	$—	$2,630	$7,238	$—	$9,868
Costs and expenses
Costs applicable to sales(1)	—	998	3,240	—	4,238
Amortization	—	196	836	—	1,032
Reclamation and remediation	—	9	87	—	96
Exploration	—	86	270	—	356
Advanced projects, research and development	—	48	300	—	348
General and administrative	—	122	90	—	212
Write-down of property, plant and mine development	—	—	52	—	52
Other expense, net	—	48	401	—	449

	—	1,507	5,276	—	6,783

Other income (expense)
Other income, net	2	25	251	—	278
Interest income — intercompany	174	29	21	(224)	—
Interest expense — intercompany	(15)	—	(209)	224	—
Interest expense, net	(245)	(6)	2	—	(249)

	(84)	48	65	—	29

Income (loss) before income and mining tax and other items	(84)	1,171	2,027	—	3,114
Income and mining tax benefit (expense)	29	(316)	(582)	—	(869)
Equity income of affiliates	1,864	439	229	(2,583)	(51)

Income from continuing operations	1,809	1,294	1,674	(2,583)	2,194
Loss from discontinued operations	—	—	(76)	—	(76)

Net income	1,809	1,294	1,598	(2,583)	2,118
Net income attributable to noncontrolling interests	—	—	(443)	134	(309)

Net income attributable to Newmont stockholders	$1,809	$1,294	$1,155	$(2,449)	$1,809

Comprehensive income	$1,647	$1,217	$1,428	$(2,335)	$1,957
Comprehensive income attributable to noncontrolling interests	—	—	(444)	134	(310)

Comprehensive income attributable to Newmont stockholders	$1,647	$1,217	$984	$(2,201)	$1,647

(1)	Excludes Amortization and Reclamation and remediation.

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions, except per share, per ounce and per pound amounts)

	For the Year Ended December 31, 2011
Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)	Newmont Mining Corporation	Newmont USA	Other Subsidiaries	Eliminations	Newmont Mining Corporation Consolidated
Sales	$—	$2,457	$7,901	$—	$10,358
Costs and expenses
Costs applicable to sales(1)	—	1,003	2,887	—	3,890
Amortization	—	214	822	—	1,036
Reclamation and remediation	—	18	102	—	120
Exploration	—	89	261	—	350
Advanced projects, research and development	—	44	329	—	373
General and administrative	—	89	109	—	198
Write-down of property, plant and mine development	—	2	2,082	—	2,084
Other expense, net	—	39	226	—	265

	—	1,498	6,818	—	8,316

Other income (expense)
Other income, net	(166)	14	164	—	12
Interest income — intercompany	152	25	23	(200)	—
Interest expense — intercompany	(19)	—	(181)	200	—
Interest expense, net	(232)	(8)	(4)	—	(244)

	(265)	31	2	—	(232)

Income (loss) before income and mining tax and other items	(265)	990	1,085	—	1,810
Income and mining tax benefit (expense)	199	(263)	(649)	—	(713)
Equity income of affiliates	432	406	285	(1,112)	11

Income from continuing operations	366	1,133	721	(1,112)	1,108
Loss from discontinued operations	—	—	(136)	—	(136)

Net income	366	1,133	585	(1,112)	972
Net income attributable to noncontrolling interests	—	—	(718)	112	(606)

Net income (loss) attributable to Newmont stockholders	$366	$1,133	$(133)	$(1,000)	$366

Comprehensive income (loss)	$(90)	$1,019	$522	$(935)	$516
Comprehensive income attributable to noncontrolling interests	—	—	(718)	112	(606)

Comprehensive income (loss) attributable to Newmont stockholders	$(90)	$1,019	$(196)	$(823)	$(90)

(1)	Excludes Amortization and Reclamation and remediation.

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions, except per share, per ounce and per pound amounts)

	For the Year Ended December 31, 2013
Condensed Consolidating Statement of Cash Flows	Newmont Mining Corporation	Newmont USA	Other Subsidiaries	Eliminations	Newmont Mining Corporation Consolidated
Operating activities:
Net income	$(2,462)	$336	$(3,444)	$2,854	$(2,716)
Adjustments	2,434	761	5,048	(2,859)	5,384
Net change in operating assets and liabilities	(24)	(245)	(838)	—	(1,107)

Net cash provided from (used in) continuing operations	(52)	852	766	(5)	1,561
Net cash used in discontinued operations	—	—	(18)	—	(18)

Net cash provided from (used in) operations	(52)	852	748	(5)	1,543

Investing activities:
Additions to property, plant and mine development	—	(441)	(1,459)	—	(1,900)
Acquisitions, net	—	—	(13)	—	(13)
Sale of marketable securities	—	—	589	—	589
Purchases of marketable securities	—	—	(1)	—	(1)
Proceeds from sale of other assets	—	—	63	—	63
Other	—	—	(51)	—	(51)

Net cash used in investing activities	—	(441)	(872)	—	(1,313)

Financing activities:
Proceeds from debt, net	1,024	—	514	—	1,538
Repayment of debt	(1,024)	—	(126)	—	(1,150)
Net intercompany borrowings (repayments)	661	(325)	(333)	(3)	—
Proceeds from stock issuance, net	2	—	—	—	2
Sale of noncontrolling interests	—	—	32	—	32
Acquisition of noncontrolling interests	—	—	(17)	—	(17)
Dividends paid to noncontrolling interests	—	—	(5)	3	(2)
Dividends paid to common stockholders	(611)	—	(5)	5	(611)
Other	—	—	(4)	—	(4)

Net cash provided from (used in) financing activities	52	(325)	56	5	(212)

Effect of exchange rate changes on cash	—	—	(24)	—	(24)

Net change in cash and cash equivalents	—	86	(92)	—	(6)
Cash and cash equivalents at beginning of period	—	342	1,219	—	1,561

Cash and cash equivalents at end of period	$—	$428	$1,127	$—	$1,555

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions, except per share, per ounce and per pound amounts)

	For the Year Ended December 31, 2012
Condensed Consolidating Statement of Cash Flows	Newmont Mining Corporation	Newmont USA	Other Subsidiaries	Eliminations	Newmont Mining Corporation Consolidated
Operating activities:
Net income (loss)	$1,809	$1,294	$1,598	$(2,583)	$2,118
Adjustments	(1,797)	(133)	704	2,569	1,343
Net change in operating assets and liabilities	142	(279)	(936)	—	(1,073)

Net cash provided from (used in) continuing operations	154	882	1,366	(14)	2,388
Net cash used in discontinued operations	—	—	(16)	—	(16)

Net cash provided from (used in) operations	154	882	1,350	(14)	2,372

Investing activities:
Additions to property, plant and mine development	—	(634)	(2,576)	—	(3,210)
Acquisitions, net	—	—	(25)	—	(25)
Sale of marketable securities	—	210	—	—	210
Purchases of marketable securities	—	(220)	—	—	(220)
Proceeds from sale of other assets	—	—	41	—	41
Other	—	—	(60)	—	(60)

Net cash used in investing activities	—	(644)	(2,620)	—	(3,264)

Financing activities:
Proceeds from debt, net	3,345	—	179	—	3,524
Repayment of debt	(1,802)	(164)	(10)	—	(1,976)
Payment of conversion premium on debt	(172)	—	—	—	(172)
Net intercompany borrowings (repayments)	(854)	259	599	(4)	—
Proceeds from stock issuance, net	24	—	—	—	24
Acquisition of noncontrolling interests	—	—	(10)	—	(10)
Dividends paid to noncontrolling interests	—	—	(7)	4	(3)
Dividends paid to common stockholders	(695)	—	(14)	14	(695)
Other	—	(1)	(2)	—	(3)

Net cash provided from (used in) financing activities	(154)	94	735	14	689

Effect of exchange rate changes on cash	—	—	4	—	4

Net change in cash and cash equivalents	—	332	(531)	—	(199)
Cash and cash equivalents at beginning of period	—	10	1,750	—	1,760

Cash and cash equivalents at end of period	$—	$342	$1,219	$—	$1,561

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions, except per share, per ounce and per pound amounts)

	For the Year Ended December 31, 2011
Condensed Consolidating Statement of Cash Flows	Newmont Mining Corporation	Newmont USA	Other Subsidiaries	Eliminations	Newmont Mining Corporation Consolidated
Operating activities:
Net income (loss)	$366	$1,133	$585	$(1,112)	$972
Adjustments	(301)	(29)	2,220	1,040	2,930
Net change in operating assets and liabilities	(102)	(14)	(195)	—	(311)

Net cash provided from (used in) continuing operations	(37)	1,090	2,610	(72)	3,591
Net cash used in discontinued operations	—	—	(7)	—	(7)

Net cash provided from (used in) operations	(37)	1,090	2,603	(72)	3,584

Investing activities:
Additions to property, plant and mine development	—	(520)	(2,267)	—	(2,787)
Acquisitions, net	—	—	(2,309)	—	(2,309)
Sale of marketable securities	—	—	81	—	81
Purchases of marketable securities	—	—	(21)	—	(21)
Proceeds from sale of other assets	—	—	9	—	9
Advance to affiliate	—	(2,525)	—	2,525	—
Other	—	—	(40)	—	(40)

Net cash used in investing activities	—	(3,045)	(4,547)	2,525	(5,067)

Financing activities:
Proceeds from debt, net	2,034	—	(23)	—	2,011
Repayment of debt	(2,008)	(253)	(12)	—	(2,273)
Net intercompany borrowings (repayments)	465	(93)	2,191	(2,563)	—
Proceeds from stock issuance, net	40	—	—	—	40
Dividends paid to noncontrolling interests	—	—	(155)	38	(117)
Dividends paid to common stockholders	(494)	—	(72)	72	(494)
Other	—	—	(21)	—	(21)

Net cash provided from (used in) financing activities	37	(346)	1,908	(2,453)	(854)

Effect of exchange rate changes on cash	—	—	41	—	41

Net change in cash and cash equivalents	—	(2,301)	5	—	(2,296)
Cash and cash equivalents at beginning of period	—	2,311	1,745	—	4,056

Cash and cash equivalents at end of period	$—	$10	$1,750	$—	$1,760

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions, except per share, per ounce and per pound amounts)

	At December 31, 2013
Condensed Consolidating Balance Sheet	Newmont Mining Corporation	Newmont USA	Other Subsidiaries	Eliminations	Newmont Mining Corporation Consolidated
Assets
Cash and cash equivalents	$—	$428	$1,127	$—	$1,555
Trade receivables	—	21	209	—	230
Accounts receivable	—	23	229	—	252
Intercompany receivable	1,400	6,089	5,672	(13,161)	—
Investments	22	1	55	—	78
Inventories	—	146	571	—	717
Stockpiles and ore on leach pads	—	358	425	—	783
Deferred income tax assets	3	164	86	—	253
Other current assets	—	73	933	—	1,006

Current assets	1,425	7,303	9,307	(13,161)	4,874
Property, plant and mine development, net	32	3,026	11,263	(44)	14,277
Investments	—	7	432	—	439
Investments in subsidiaries	14,130	5,306	2,839	(22,275)	—
Stockpiles and ore on leach pads	—	512	2,211	—	2,723
Deferred income tax assets	694	459	980	(526)	1,607
Long-term intercompany receivable	3,204	62	367	(3,633)	—
Other long-term assets	46	223	575	—	844

Total assets	$19,531	$16,898	$27,974	$(39,639)	$24,764

Liabilities
Debt	$561	$1	$33	$—	$595
Accounts payable	—	80	398	—	478
Intercompany payable	3,092	5,404	4,665	(13,161)	—
Employee-related benefits	—	175	166	—	341
Income and mining taxes	—	—	13	—	13
Other current liabilities	71	161	1,081	—	1,313

Current liabilities	3,724	5,821	6,356	(13,161)	2,740
Debt	5,556	7	582	—	6,145
Reclamation and remediation liabilities	—	176	1,337	—	1,513
Deferred income tax liabilities	—	23	1,138	(526)	635
Employee-related benefits	5	169	151	—	325
Long-term intercompany payable	196	—	3,481	(3,677)	—
Other long-term liabilities	—	20	322	—	342

Total liabilities	9,481	6,216	13,367	(17,364)	11,700

Equity
Newmont stockholders’ equity	10,050	10,682	9,991	(20,582)	10,141
Noncontrolling interests	—	—	4,616	(1,693)	2,923

Total equity	10,050	10,682	14,607	(22,275)	13,064

Total liabilities and equity	$19,531	$16,898	$27,974	$(39,639)	$24,764

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions, except per share, per ounce and per pound amounts)

	At December 31, 2012
Condensed Consolidating Balance Sheet	Newmont Mining Corporation	Newmont USA	Other Subsidiaries	Eliminations	Newmont Mining Corporation Consolidated
Assets
Cash and cash equivalents	$—	$342	$1,219	$—	$1,561
Trade receivables	—	57	226	—	283
Accounts receivable	20	10	547	—	577
Intercompany receivable	2,748	6,276	5,465	(14,489)	—
Investments	58	7	21	—	86
Inventories	—	147	649	—	796
Stockpiles and ore on leach pads	—	245	541	—	786
Deferred income tax assets	—	109	153	(67)	195
Other current assets	—	48	1,613	—	1,661

Current assets	2,826	7,241	10,434	(14,556)	5,945
Property, plant and mine development, net	—	2,869	15,178	(37)	18,010
Investments	—	6	1,440	—	1,446
Investments in subsidiaries	16,599	5,504	3,115	(25,218)	—
Stockpiles and ore on leach pads	—	448	2,448	—	2,896
Deferred income tax assets	791	146	685	(1,141)	481
Long-term intercompany receivable	3,907	45	564	(4,516)	—
Other long-term assets	52	172	648	—	872

Total assets	$24,175	$16,431	$34,512	$(45,468)	$29,650

Liabilities
Debt	$—	$—	$10	$—	$10
Accounts payable	—	97	560	—	657
Intercompany payable	3,969	5,240	5,280	(14,489)	—
Employee-related benefits	—	149	190	—	339
Income and mining taxes	—	16	35	—	51
Other current liabilities	71	175	1,838	—	2,084

Current liabilities	4,040	5,677	7,913	(14,489)	3,141
Debt	6,069	1	218	—	6,288
Reclamation and remediation liabilities	—	183	1,274	—	1,457
Deferred income tax liabilities	—	24	2,040	(1,206)	858
Employee-related benefits	5	385	196	—	586
Long-term intercompany	381	—	4,172	(4,553)	—
Other long-term liabilities	—	13	359	—	372

Total liabilities	10,495	6,283	16,172	(20,248)	12,702

Equity
Newmont stockholders’ equity	13,680	10,148	13,293	(23,348)	13,773
Noncontrolling interests	—	—	5,047	(1,872)	3,175

Total equity	13,680	10,148	18,340	(25,220)	16,948

Total liabilities and equity	$24,175	$16,431	$34,512	$(45,468)	$29,650

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions, except per share, per ounce and per pound amounts)

	For the Year Ended December 31, 2012
	Newmont USA			Other Subsidiaries			Eliminations
Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)	As Previously Presented	Subsidiary Merger	As Currently Presented	As Previously Presented	Subsidiary Merger	As Currently Presented	As Previously Presented	Subsidiary Merger	As Currently Presented
Sales	$2,375	$255	$2,630	$7,493	$(255)	$7,238	$—	$—	$—
Costs and expenses
Costs applicable to sales	967	31	998	3,271	(31)	3,240	—	—	—
Amortization	171	25	196	861	(25)	836	—	—	—
Reclamation and remediation	6	3	9	90	(3)	87	—	—	—
Exploration	71	15	86	285	(15)	270	—	—	—
Advanced projects, research and development	43	5	48	305	(5)	300	—	—	—
General and administrative	122	—	122	90	—	90	—	—	—
Write-down of property, plant and mine development	—	—	—	52	—	52	—	—	—
Other expense, net	45	3	48	404	(3)	401	—	—	—

	1,425	82	1,507	5,358	(82)	5,276	—	—	—

Other income (expense)
Other income, net	25	—	25	251	—	251	—	—	—
Interest income — intercompany	29	—	29	(8)	29	21	(195)	(29)	(224)
Interest expense — intercompany	—	—	—	(180)	(29)	(209)	195	29	224
Interest expense, net	(6)	—	(6)	2	—	2	—	—	—

	48	—	48	65	—	65	—	—	—

Income before income and mining tax and other items	998	173	1,171	2,200	(173)	2,027	—	—	—
Income and mining tax expense	(268)	(48)	(316)	(630)	48	(582)	—	—	—
Equity income of affiliates	616	(177)	439	229	—	229	(2,760)	177	(2,583)

Income from continuing operations	1,346	(52)	1,294	1,799	(125)	1,674	(2,760)	177	(2,583)
Loss from discontinued operations	—	—	—	(76)	—	(76)	—	—	—

Net income	$1,346	$(52)	$1,294	$1,723	$(125)	$1,598	$(2,760)	$177	$(2,583)
Net income attributable to noncontrolling interests	$—	$—	$—	$(443)	$—	$(443)	$134	$—	$134

Net income attributable to Newmont stockholders	$1,346	$(52)	$1,294	$1,280	$(125)	$1,155	$(2,626)	$177	$(2,449)

Comprehensive income	1,269	(52)	1,217	1,553	(125)	1,428	(2,512)	177	(2,335)
Comprehensive income attributable to noncontrolling interests	—	—	—	(444)	—	(444)	134	—	134

Comprehensive income attributable to Newmont stockholders	$1,269	$(52)	$1,217	$1,109	$(125)	$984	$(2,378)	$177	$(2,201)

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions, except per share, per ounce and per pound amounts)

	For the Year Ended December 31, 2011
	Newmont USA			Other Subsidiaries			Eliminations
Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)	As Previously Presented	Subsidiary Merger	As Currently Presented	As Previously Presented	Subsidiary Merger	As Currently Presented	As Previously Presented	Subsidiary Merger	As Currently Presented
Sales	$2,142	$315	$2,457	$8,216	$(315)	$7,901	$—	$—	$—
Costs and expenses
Costs applicable to sales	972	31	1,003	2,918	(31)	2,887	—	—	—
Amortization	184	30	214	853	(31)	822	(1)	1	—
Reclamation and remediation	15	3	18	105	(3)	102	—	—	—
Exploration	89	—	89	261	—	261	—	—	—
Advanced projects, research and development	44	—	44	330	(1)	329	(1)	1	—
General and administrative	89	—	89	109	—	109	—	—	—
Write-down of property, plant and mine development	2	—	2	2,082	—	2,082	—	—	—
Other expense, net	39	—	39	224	2	226	2	(2)	—

	1,434	64	1,498	6,882	(64)	6,818	—	—	—

Other income (expense)
Other income, net	14	—	14	164	—	164	—	—	—
Interest income—intercompany	25	—	25	(2)	25	23	(175)	(25)	(200)
Interest expense—intercompany	—	—	—	(156)	(25)	(181)	175	25	200
Interest expense, net	(8)	—	(8)	(4)	—	(4)	—	—	—

	31	—	31	2	—	2	—	—	—

Income before income and mining tax and other items	739	251	990	1,336	(251)	1,085	—	—	—
Income and mining tax expense	(196)	(67)	(263)	(716)	67	(649)	—	—	—
Equity income of affiliates	664	(258)	406	285	—	285	(1,370)	258	(1,112)

Income from continuing operations	1,207	(74)	1,133	905	(184)	721	(1,370)	258	(1,112)
Loss from discontinued operations	—	—	—	(136)	—	(136)	—	—	—

Net income	$1,207	$(74)	$1,133	$769	$(184)	$585	$(1,370)	$258	$(1,112)
Net income attributable to noncontrolling interests	$—	$—	$—	$(718)	$—	$(718)	$112	$—	$112

Net income (loss) attributable to Newmont stockholders	$1,207	$(74)	$1,133	$51	$(184)	$(133)	$(1,258)	$258	$(1,000)

Comprehensive income	1,093	(74)	1,019	706	(184)	522	(1,193)	258	(935)
Comprehensive income attributable to noncontrolling interests	—	—	—	(718)	—	(718)	112	—	112

Comprehensive income (loss) attributable to Newmont stockholders	$1,093	$(74)	$1,019	$(12)	$(184)	$(196)	$(1,081)	$258	$(823)

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions, except per share, per ounce and per pound amounts)

	At December 31, 2012
	Newmont USA			Other Subsidiaries			Eliminations
Condensed Consolidating Statement of Cash Flows	As Previously Presented	Subsidiary Merger	As Currently Presented	As Previously Presented	Subsidiary Merger	As Currently Presented	As Previously Presented	Subsidiary Merger	As Currently Presented
Operating activities:
Net income (loss)	$1,346	$(52)	$1,294	$1,723	$(125)	$1,598	$(2,760)	$177	$(2,583)
Adjustments	(338)	205	(133)	732	(28)	704	2,746	(177)	2,569
Net change in operating assets and liabilities	(245)	(34)	(279)	(970)	34	(936)	—	—	—

Net cash provided from (used in) continuing operations	763	119	882	1,485	(119)	1,366	(14)	—	(14)
Net cash used in discontinued operations	—	—	—	(16)	—	(16)	—	—	—

Net cash provided from (used in) operations	763	119	882	1,469	(119)	1,350	(14)	—	(14)

Investing activities:
Additions to property, plant and mine development	(541)	(93)	(634)	(2,669)	93	(2,576)	—	—	—
Acquisitions, net	—	—	—	(25)	—	(25)	—	—	—
Sale of marketable securities	—	210	210	210	(210)	—	—	—	—
Purchases of marketable securities	—	(220)	(220)	(220)	220	—	—	—	—
Proceeds from sale of other assets	—	—	—	41	—	41	—	—	—
Other	—	—	—	(60)	—	(60)	—	—	—

Net cash used in investing activities	(541)	(103)	(644)	(2,723)	103	(2,620)	—	—	—

Financing activities:
Proceeds from debt, net	—	—	—	179	—	179	—	—	—
Repayment of debt	(164)	—	(164)	(10)	—	(10)	—	—	—
Net intercompany borrowings (repayments)	274	(15)	259	580	19	599	—	(4)	(4)
Acquisition of noncontrolling interests	—	—	—	(10)	—	(10)	—	—	—
Dividends paid to noncontrolling interests	—	—	—	(3)	(4)	(7)	—	4	4
Dividends paid to common stockholders	—	—	—	(14)	—	(14)	14	—	14
Other	—	(1)	(1)	(3)	1	(2)	—	—	—

Net cash provided from (used in) financing activities	110	(16)	94	719	16	735	14	—	14

Effect of exchange rate changes on cash	—	—	—	4	—	4	—	—	—

Net change in cash and cash equivalents	332	—	332	(531)	—	(531)	—	—	—
Cash and cash equivalents at beginning of period	10	—	10	1,750	—	1,750	—	—	—

Cash and cash equivalents at end of period	$342	$—	$342	$1,219	$—	$1,219	$—	$—	$—

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions, except per share, per ounce and per pound amounts)

	At December 31, 2011
	Newmont USA			Other Subsidiaries			Eliminations
Condensed Consolidating Statement of Cash Flows	As Previously Presented	Subsidiary Merger	As Currently Presented	As Previously Presented	Subsidiary Merger	As Currently Presented	As Previously Presented	Subsidiary Merger	As Currently Presented
Operating activities:
Net income (loss)	$1,207	$(74)	$1,133	$769	$(184)	$585	$(1,370)	$258	$(1,112)
Adjustments	(319)	290	(29)	2,252	(32)	2,220	1,298	(258)	1,040
Net change in operating assets and liabilities	14	(28)	(14)	(223)	28	(195)	—	—	—

Net cash provided from (used in) continuing operations	902	188	1,090	2,798	(188)	2,610	(72)	—	(72)
Net cash used in discontinued operations	—	—	—	(7)	—	(7)	—	—	—

Net cash provided from (used in) operations	902	188	1,090	2,791	(188)	2,603	(72)	—	(72)

Investing activities:
Additions to property, plant and mine development	(425)	(95)	(520)	(2,362)	95	(2,267)	—	—	—
Acquisitions, net	—	—	—	(2,309)	—	(2,309)	—	—	—
Sale of marketable securities	—	—	—	81	—	81	—	—	—
Purchases of marketable securities	—	—	—	(21)	—	(21)	—	—	—
Proceeds from sale of other assets	—	—	—	9	—	9	—	—	—
Advance to affiliate	(2,525)	—	(2,525)	—	—	—	2,525	—	2,525
Other	—	—	—	(40)	—	(40)	—	—	—

Net cash used in investing activities	(2,950)	(95)	(3,045)	(4,642)	95	(4,547)	2,525	—	2,525

Financing activities:
Proceeds from debt, net	—	—	—	(23)	—	(23)	—	—	—
Repayment of debt	(253)	—	(253)	(12)	—	(12)	—	—	—
Net intercompany borrowings (repayments)	—	(93)	(93)	2,094	97	2,191	(2,559)	(4)	(2,563)
Dividends paid to noncontrolling interests	—	—	—	(151)	(4)	(155)	34	4	38
Dividends paid to common stockholders	—	—	—	(72)	—	(72)	72	—	72
Other	—	—	—	(21)	—	(21)	—	—	—

Net cash provided from (used in) financing activities	(253)	(93)	(346)	1,815	93	1,908	(2,453)	—	(2,453)

Effect of exchange rate changes on cash	—	—	—	41	—	41	—	—	—

Net change in cash and cash equivalents	(2,301)	—	(2,301)	5	—	5	—	—	—
Cash and cash equivalents at beginning of period	2,311	—	2,311	1,745	—	1,745	—	—	—

Cash and cash equivalents at end of period	$10	$—	$10	$1,750	$—	$1,750	$—	$—	$—

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions, except per share, per ounce and per pound amounts)

	At December 31, 2012
	Newmont USA			Other Subsidiaries			Eliminations
Condensed Consolidating Balance Sheet	As Previously Presented	Subsidiary Merger	As Currently Presented	As Previously Presented	Subsidiary Merger	As Currently Presented	As Previously Presented	Subsidiary Merger	As Currently Presented
Assets
Cash and cash equivalents	$342	$—	$342	$1,219	$—	$1,219	$—	$—	$—
Trade receivables	23	34	57	260	(34)	226	—	—	—
Accounts receivable	10	—	10	547	—	547	—	—	—
Intercompany receivable	7,052	(776)	6,276	5,857	(392)	5,465	(15,657)	1,168	(14,489)
Investments	7	—	7	21	—	21	—	—	—
Inventories	104	43	147	692	(43)	649	—	—	—
Stockpiles and ore on leach pads	215	30	245	571	(30)	541	—	—	—
Deferred income tax assets	109	—	109	153	—	153	(67)	—	(67)
Other current assets	46	2	48	1,615	(2)	1,613	—	—	—

Current assets	7,908	(667)	7,241	10,935	(501)	10,434	(15,724)	1,168	(14,556)
Property, plant and mine development, net	2,187	682	2,869	15,860	(682)	15,178	(37)	—	(37)
Investments	6	—	6	1,440	—	1,440	—	—	—
Investments in subsidiaries	6,041	(537)	5,504	3,115	—	3,115	(25,755)	537	(25,218)
Stockpiles and ore on leach pads	401	47	448	2,495	(47)	2,448	—	—	—
Deferred income tax assets	146	—	146	685	—	685	(1,141)	—	(1,141)
Long-term intercompany receivable	45	—	45	564	—	564	(4,516)	—	(4,516)
Other long-term assets	158	14	172	662	(14)	648	—	—	—

Total assets	$16,892	$(461)	$16,431	$35,756	$(1,244)	$34,512	$(47,173)	$1,705	$(45,468)

Liabilities
Debt	$—	$—	$—	$10	$—	$10	$—	$—	$—
Accounts payable	78	19	97	579	(19)	560	—	—	—
Intercompany payable	5,743	(503)	5,240	5,945	(665)	5,280	(15,657)	1,168	(14,489)
Employee-related benefits	149	—	149	190	—	190	—	—	—
Income and mining taxes	16	—	16	35	—	35	—	—	—
Other current liabilities	147	28	175	1,866	(28)	1,838	—	—	—

Current liabilities	6,133	(456)	5,677	8,625	(712)	7,913	(15,657)	1,168	(14,489)
Debt	1	—	1	218	—	218	—	—	—
Reclamation and remediation liabilities	147	36	183	1,310	(36)	1,274	—	—	—
Deferred income tax liabilities	20	4	24	2,044	(4)	2,040	(1,206)	—	(1,206)
Employee-related benefits	384	1	385	197	(1)	196	—	—	—
Long-term intercompany payable	—	—	—	4,172	—	4,172	(4,553)	—	(4,553)
Other long-term liabilities	11	2	13	361	(2)	359	—	—	—

Total liabilities	6,696	(413)	6,283	16,927	(755)	16,172	(21,416)	1,168	(20,248)

Equity
Newmont stockholders’ equity	10,196	(48)	10,148	13,782	(489)	13,293	(23,885)	537	(23,348)
Noncontrolling interests	—	—	—	5,047	—	5,047	(1,872)	—	(1,872)

Total equity	10,196	(48)	10,148	18,829	(489)	18,340	(25,757)	537	(25,220)

Total liabilities and stockholders’ equity	$16,892	$(461)	$16,431	$35,756	$(1,244)	$34,512	$(47,173)	$1,705	$(45,468)

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

Operating Segments

The Company’s operating segments are identified in Note 3. Except as noted in this paragraph, all of the Company’s commitments and contingencies specifically described in this Note 30 relate to the Corporate and Other reportable segment. The PT Newmont Minahasa Raya and PTNNT matters relate to the Indonesia reportable segment. The Yanacocha matters relate to the South America reportable segment.

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

Estimated future reclamation costs are based principally on legal and regulatory requirements. At December 31, 2013 and 2012, $1,432 and $1,341, respectively, were accrued for reclamation costs relating to currently or recently producing mineral properties in accordance with asset retirement obligation guidance. The current portions of $66 and $62 at December 31, 2013 and 2012, respectively, are included in Other current liabilities.

In addition, the Company is involved in several matters concerning environmental obligations associated with former mining activities. Generally, these matters concern developing and implementing remediation plans at the various sites involved. The Company believes that the related environmental obligations associated with these sites are similar in nature with respect to the development of remediation plans, their risk profile and the compliance required to meet general environmental standards. Based upon the Company’s best estimate of its liability for these matters, $179 and $198 were accrued for such obligations at December 31, 2013 and 2012, respectively. These amounts are included in Other current liabilities and Reclamation and remediation liabilities. Depending upon the ultimate resolution of these matters, the Company believes that it is reasonably possible that the liability for these matters could be as much as 1% greater or 132% lower than the amount accrued at December 31, 2013. The amounts accrued for these matters are reviewed periodically based upon facts and circumstances available at the time. Changes in estimates are recorded in Reclamation and remediation in the period estimates are revised.

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

Administrative Actions.    The Peruvian government agency responsible for environmental evaluation and inspection, Organismo Evaluacion y Fiscalizacion Ambiental (“OEFA”), conducts periodic reviews of the Yanacocha site. In 2011, 2012, and 2013, OEFA issued notices of alleged violations of OEFA standards to Yanacocha and Conga relating to past inspections. In April 2013, OEFA issued a finding and penalty with respect to three 2008 allegations in the amount of $0.1. OEFA issued notice of additional alleged violations of OEFA standards in October 2013. Total fines for all outstanding OEFA alleged violations could range from $0.1 to $69. Yanacocha and Conga are responding to all notices of alleged violations, but cannot reasonably predict the outcome of the agency allegations.

Minera Penmont — 44% Newmont Owned

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

Effective January 1, 2011, the local government in the region where the Batu Hijau mine is located commenced the enforcement of local regulations that purport to require PTNNT to pay additional taxes based on revenue and the value of PTNNT’s contracts. In addition, the regulations purport to require PTNNT to obtain certain export-related documents from the regional government for purposes of shipping copper concentrate. At the time, PTNNT had obtained all export related-documents in compliance with the laws and regulations of the central government. PTNNT believes that the 2011 regional regulations are not enforceable as they expressly contradict higher level Indonesian laws that set out the permissible taxes that can be imposed by a regional government and export requirements. PTNNT’s position is supported by Indonesia’s Ministry of Energy & Mineral Resources, Ministry of Trade, and the provincial government. To date, PTNNT has not been forced to comply with these 2011 contradictory regional regulations. On February 4, 2011, PTNNT filed legal proceedings seeking to have the regulations declared null and void because they conflict with the laws of Indonesia. Subsequently, the Ministry of Home Affairs issued a decree declaring these local regulations to be contrary to Indonesian law and thus unenforceable. Further disputes with the local government could arise in relation to these regulations. PTNNT intends to vigorously defend its position in this dispute.

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

On September 24, 2012, NWG served a summons and complaint on NMC, and then amended the complaint to add Newmont Canada Holdings ULC as a defendant. The complaint also names Fronteer Gold Inc and Mark O’Dea as defendants. The complaint seeks rescission of the merger between Fronteer and NewWest Gold and $750 in damages. In August 2013 the Supreme Court of New York, New York County issued an order granting the defendants’ motion to dismiss on forum non conveniens. Subsequently, NWG filed a notice of appeal of the decision.

Newmont intends to vigorously defend this matter, but cannot reasonably predict the outcome.

Other Commitments and Contingencies

Tax contingencies are provided for in accordance with ASC income tax guidance (see Note 8).

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions, except per share, per ounce and per pound amounts)

The Company has minimum royalty obligations on one of its producing mines in Nevada for the life of the mine. Amounts paid as a minimum royalty (where production royalties are less than the minimum obligation) in any year are recoverable in future years when the minimum royalty obligation is exceeded. Although the minimum royalty requirement may not be met in a particular year, the Company expects that over the mine life, gold production will be sufficient to meet the minimum royalty requirements. Minimum royalty payments payable are $30 in 2014, $34 in 2015 through 2018 and $323 thereafter.

As part of its ongoing business and operations, the Company and its affiliates are required to provide surety bonds, bank letters of credit and bank guarantees as financial support for various purposes, including environmental reclamation, exploration permitting, workers compensation programs and other general corporate purposes. At December 31, 2013 and December 31, 2012, there were $1,807 and $1,755, respectively, of outstanding letters of credit, surety bonds and bank guarantees. The surety bonds, letters of credit and bank guarantees reflect fair value as a condition of their underlying purpose and are subject to fees competitively determined in the market place. The obligations associated with these instruments are generally related to performance requirements that the Company addresses through its ongoing operations. As the specific requirements are met, the beneficiary of the associated instrument cancels and/or returns the instrument to the issuing entity. Certain of these instruments are associated with operating sites with long-lived assets and will remain outstanding until closure. Generally, bonding requirements associated with environmental regulation are becoming more restrictive. However, the Company believes it is in compliance with all applicable bonding obligations and will be able to satisfy future bonding requirements, through existing or alternative means, as they arise.

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

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions, except per share, per ounce and per pound amounts)

NOTE 31    UNAUDITED SUPPLEMENTARY DATA

Quarterly Data

The following is a summary of selected quarterly financial information (unaudited):

	2013
	Three Months Ended
	March 31	June 30	September 30	December 31
Sales	$2,177	$1,993	$1,983	$2,169
Gross profit(1)	$848	$(93)	$628	$310
Income (loss) from continuing operations(2)	$315	$(2,093)	$429	$(1,174)
Income (loss) from discontinued operations(2)	—	74	(21)	8

Net income (loss)(2)	$315	$(2,019)	$408	$(1,166)

Income (loss) per common share Basic:
Continuing operations	$0.63	$(4.21)	$0.86	$(2.34)
Discontinued operations	—	0.15	(0.04)	0.01

	$0.63	$(4.06)	$0.82	$(2.33)

Diluted:
Continuing operations	$0.63	$(4.21)	$0.86	$(2.34)
Discontinued operations	—	0.15	(0.04)	0.01

	$0.63	$(4.06)	$0.82	$(2.33)

Weighted average common shares (millions)
Basic	497	497	498	498
Diluted	498	497	498	498
Cash dividends declared per common share	$0.425	$0.35	$0.25	$0.20
Closing price of common stock	$41.89	$29.95	$28.10	$23.03

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions, except per share, per ounce and per pound amounts)

	2012
	Three Months Ended
	March 31	June 30	September 30	December 31
Sales	$2,683	$2,229	$2,480	$2,476
Gross profit(1)	$1,419	$963	$1,103	$1,017
Income (loss) from continuing operations(2)	$561	$279	$400	$645
Income (loss) from discontinued operations(2)	(71)	—	(33)	28

Net income (loss)(2)	$490	$279	$367	$673

Income (loss) per common share Basic:
Continuing operations	$1.13	$0.56	$0.81	$1.30
Discontinued operations	(0.14)	—	(0.07)	0.06

	$0.99	$0.56	$0.74	$1.36

Diluted:
Continuing operations	$1.11	$0.56	$0.81	$1.30
Discontinued operations	(0.14)	—	(0.07)	0.06

	$0.97	$0.56	$0.74	$1.36

Weighted average common shares (millions)
Basic	495	496	496	497
Diluted	504	498	499	499
Cash dividends declared per common share	$0.35	$0.35	$0.35	$0.35
Closing price of common stock	$51.27	$48.51	$56.02	$46.44

(1)	Sales less Costs applicable to sales, Amortization and Reclamation and remediation.

(2)	Attributable to Newmont stockholders.

Significant after-tax items were as follows:

Fourth quarter 2013:    (i) a $1,345 ($2.70 per share, basic) loss related to impairment of assets; (ii) a $237 ($0.48 per share, basic) loss related to stockpile and leach pad impairments; (iii) a $8 ($0.02 per share, basic) loss related to restructuring and other; (iv) a $8 ($0.02 per share, basic) gain from discontinued operations and (v) a $3 ($0.01 per share, basic) gain on asset sales;

Third quarter 2013:    (i) $35 ($0.07 per share, basic) loss related to stockpile and leach pad impairments; (ii) $29 ($0.06 per share, basic) loss related to impairment of assets; (iii) a $21 ($0.04 per share, basic) loss from discontinued operations; (iv) a $12 ($0.02 per share, basic) loss related to restructuring and other and (v) a $243 ($0.49 per share, basic) gain on asset sales;

Second quarter 2013:    (i) a $1,497 ($3.01 per share, basic) loss related to impairment of assets; (ii) a $272 ($0.55 per share, basic) loss related to stockpile and leach pad impairments; (iii) a $11 ($0.02 per share, basic) loss related to restructuring and other and (iv) a $74 ($0.15 per share, basic) gain from discontinued operations;

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions, except per share, per ounce and per pound amounts)

First quarter 2013:    (i) a $5 ($0.01 per share, basic) loss related to restructuring and other; (ii) a $4 ($0.01 per share, basic) loss related to impairment of assets and (iii) a $3 ($0.01 per share, basic) loss related to stockpile and leach pad impairments.

Fourth quarter 2012:    (i) a $82 ($0.17 per share, basic) gain on asset sales; (ii) a $59 ($0.12 per share, basic) income tax benefit from internal restructuring; (iii) a $28 ($0.06 per share, basic) gain from discontinued operations; (iv) a $42 ($0.08 per share, basic) loss related to impairment of other assets and (v) a $6 ($0.01 per share, basic) loss related to restructuring and other;

Third quarter 2012:    (i) a $33 ($0.07 per share, basic) loss from discontinued operations; (ii) a $20 ($0.04 per share, basic) loss related to restructuring and other; (iii) $7 ($0.01 per share, basic) loss related to impairment of assets; (iv) $3 ($0.01 per share, basic) loss related to stockpile and leach pad impairments and (v) $1 ($0.00 per share, basic) gain on asset sales;

Second quarter 2012:    (i) a $8 ($0.02 per share, basic) loss related to stockpile and leach pad impairments and (ii) a $7 ($0.01 per share, basic) loss related to impairment of assets;

First quarter 2012:    (i) a $71 ($0.14 per share, basic) loss from discontinued operations; (ii) a $24 ($0.05 per share, basic) loss related to impairment of assets; (iii) a $6 ($0.01 per share, basic) loss related to stockpile and leach pad impairments and (iv) a $7 ($0.01 per share, basic) gain on asset sales.

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

Changes in Internal Controls

The Company maintains a system of internal control over financial reporting that is designed to provide reasonable assurance that its books and records accurately reflect transactions and that established policies and procedures are followed. The Company has implemented an enterprise resource planning (“ERP”) system on a staged basis at its most significant subsidiaries around the world, excluding Indonesia. The Company began the implementation of the ERP system in North America during the second quarter of 2012 and continued with the implementation in South America during the third quarter of 2012, Australia/New Zealand during the fourth quarter of 2012 and Africa in the first quarter of 2013, which resulted in a change to its system of internal control over financial reporting. The Company implemented the global ERP system to improve standardization and automation, and not in response to a deficiency in its internal control over financial reporting. The Company believes that the implementation of the ERP system and related changes to internal controls will enhance its internal controls over financial reporting while providing the ability to scale its business in the future. See Item 1A, Risk Factors, of this annual report on Form 10-K for risk factors related to the integration of information technology systems. The Company has taken the necessary steps to monitor and maintain appropriate internal control over financial reporting during this period of change and will continue to evaluate the operating effectiveness of related key controls during subsequent periods.

Management’s report on internal control over financial reporting and the attestation report on management’s assessment are included in Item 8 of this annual report on Form 10-K.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information concerning Newmont’s directors, Audit Committee, compliance with Section 16(a) of the Exchange Act and Code of Ethics is contained in Newmont’s definitive Proxy Statement, filed pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934 for the 2014 Annual Meeting of Stockholders and is incorporated herein by reference.

Information concerning Newmont’s executive officers is set forth below:

Name	Age	Office
Gary J. Goldberg	55	President and Chief Executive Officer
Laurie Brlas	56	Executive Vice President and Chief Financial Officer
Elaine Dorward-King	56	Executive Vice President, Sustainability and External Relations
Randy Engel	47	Executive Vice President, Strategic Development
Stephen P. Gottesfeld	46	Executive Vice President, General Counsel and Corporate Secretary
William N. MacGowan	56	Executive Vice President, Human Resources and Communications
Chris J. Robison	56	Executive Vice President, Operations and Projects
Christopher S. Howson	43	Vice President and Controller
Thomas P. Mahoney	58	Vice President and Treasurer

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

Mr. Goldberg was elected President and Chief Executive Officer in March 2013, having previously served as President and Chief Operating Officer since July 2012. Mr. Goldberg served as Executive Vice President and Chief Operating Officer since December 2011. Mr. Goldberg previously served as President and Chief Executive Officer, Rio Tinto Minerals from 2006 to 2011 and President and Chief Executive Officer, Rio Tinto Borax from 2004 to 2006.

Ms. Brlas was elected Executive Vice President and Chief Financial Officer in September 2013. Prior to joining Newmont, Ms.Brlas was Executive Vice President and President, Global Operations at Cliffs Natural Resources, an international mining and metals company, since September 2012. Prior to this she served Cliffs Natural Resources as Executive Vice President and Chief Financial Officer from 2008 to 2012 and Senior Vice President and Chief Financial Officer from 2006 to 2008.

Dr. Dorward-King was elected Executive Vice President of Sustainability & External Relations in March 2013 when she joined Newmont. Dr. Dorward-King served as Managing Director of Richards Bay Minerals in South Africa from 2011 through 2012. Dr. Dorward-King previously served as the Global Head of Health, Safety and Environment at Rio Tinto from 2002 to 2010 and also held leadership positions with Rio Tinto’s copper and borates businesses. Prior to that, she worked for Ebasco Environmental and for Monsanto Company as a chemist, research specialist and product manager.

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

Mr. Gottesfeld was elected Executive Vice President, General Counsel and Corporate Secretary in February 2013 after serving as Senior Vice President, General Counsel and Corporate Secretary since February 2012 and Vice President and General Counsel since January 2010. Mr. Gottesfeld was Vice President, Communications and Public Affairs from 2006 to 2010. Mr. Gottesfeld was Newmont’s

Associate General Counsel from 2004 to 2006, responsible for Newmont’s Latin American, African and Central Asian legal affairs. From 2002 to 2004, Mr. Gottesfeld was Newmont’s Associate General Counsel and General Manager of Newmont Peru S.R.L., working in Lima, Peru. From 1997 to 2002, Mr. Gottesfeld served in various roles, including as Assistant General Counsel and Senior Counsel.

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

Mr. Robison was elected Executive Vice President, Operations and Projects in May 2013 when he joined Newmont. Mr. Robison previously served as Vice President and Chief Operating Officer for Rio Tinto Minerals from 2006 to 2011; Chief Operating Officer for U.S. Borax Inc. from 2001 to 2006; and Vice President and General Manager, Mining and Concentrating for Kennecott Utah Copper from 2000 to 2001.

Mr. Howson was elected Vice President and Controller in October 2012, having served as Vice President, Internal Audit since July 2011. Prior to joining the Company, Mr. Howson served various roles at KPMG since 1993 where he was Partner for Risk and Compliance Services since 2006.

Mr. Mahoney was elected Vice President and Treasurer of Newmont in 2002. He served as Interim Chief Financial Officer from May 2013 to September 2013 and as Treasurer of Newmont from 2001 to 2002. Previously, he served as Assistant Treasurer from 1997 to 2001. Mr. Mahoney joined Newmont as Assistant Treasurer, International in 1994.

ITEM 11.	EXECUTIVE COMPENSATION

Information concerning this item is contained in Newmont’s definitive Proxy Statement, filed pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934 for the 2014 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information concerning this item is contained in Newmont’s definitive Proxy Statement, filed pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934 for the 2014 Annual Meeting of Stockholders and incorporated herein by reference.

Equity Compensation Plan Information

The following table sets forth at December 31, 2013 information regarding Newmont’s Common Stock that may be issued under Newmont’s equity compensation plans:

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)(1)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved bysecurity holders(2)	4,630,749	48.33	9,307,308	(3)
Equity compensation plans not approved bysecurity holders	—	N/A	—

(1)	The weighted average exercise price does not take into account the shares issuable upon vesting of director stock units and restricted stock units.

(2)

Newmont’s 2013 Stock Incentive Plan was approved by the stockholders on April 24, 2013. A maximum of 14,500,000 shares of our Newmont’s Common Stock, plus up to 7,842,793 shares available for grant under the 2005 Incentive Plan as of December 31, 2012, were authorized to be issued under this Plan. There are no equity compensation plans not approved by stockholders.

(3)	Securities remaining available for future issuance under the 2013 Stock Incentive Plan. No additional grants or awards will be made under any of the Company’s other plans.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information concerning this item is contained in Newmont’s definitive Proxy Statement, filed pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934 for the 2014 Annual Meeting of Stockholders and incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information concerning this item is contained in Newmont’s definitive Proxy Statement, filed pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934 for the 2014 Annual Meeting of Stockholders and incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following documents are filed as a part of this report:

(a) Financial Statements

(1)	The Consolidated Financial Statements, together with the report thereon of PricewaterhouseCoopers LLP dated February 20, 2014, are included as part of Item 8, Financial Statements and Supplementary Data, commencing on page 98 above.

(2)	Financial Statement Schedules:

Included on page SCH-1 is Schedule II – Valuation and Qualifying Accounts.

(3)	Exhibits

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
Stephen P. Gottesfeld Executive Vice President, General Counsel and Corporate Secretary

February 20, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 20, 2014.

Signature	Title

* Gary J. Goldberg	Chief Executive Officer and Director (Principal Executive Officer)

* Laurie Brlas	Executive Vice President and Chief Financial Officer (Principal Financial Officer)

* Christopher S. Howson	Vice President and Controller (Principal Accounting Officer)

Bruce R. Brook*	Director

J. Kofi Bucknor*	Director

Vincent A. Calarco*	Director

Joseph A. Carrabba*	Director

Noreen Doyle*	Director

Veronica M. Hagen*	Director

Jane Nelson*	Director

Donald C. Roth*	Director

Simon R. Thompson*	Director

*By:	/s/ STEPHEN P. GOTTESFELD
Stephen P. Gottesfeld Attorney-in-Fact

S-1

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

	Years Ended December 31,
	2013	2012	2011
	(in millions)
Deferred Income Tax Valuation Allowance
Balance at January 1	$1,626	$977	$435
Additions to deferred income tax expense	1,202	762	723
Reduction of deferred income tax expense	(104)	(103)	(149)
Valuation release to equity	—	(10)	(32)

Balance at December 31	$2,724	$1,626	$977

See also Note 8 to the Consolidated Financial Statements.

SCH-1

EXHIBIT INDEX

Exhibit Number		Description

1.1	—	Underwriting Agreement relating to the sale of the Shares, dated January 28, 2009 between Newmont, Citigroup Global Markets Inc. and J.P. Morgan Securities Inc. as representatives of the several underwriters named therein. Incorporated by reference to Exhibit 1.1 to Registrant’s Form 8-K filed with the Securities and Exchange Commission on February 3, 2009.

1.2	—	Underwriting Agreement relating to the sale of the 2012 Notes, dated January 28, 2009 between Newmont, Citigroup Global Markets Inc. and J.P. Morgan Securities Inc. as representatives of the several underwriters named therein. Incorporated by reference to Exhibit 1.2 to Registrant’s Form 8-K filed with the Securities and Exchange Commission on February 3, 2009.

1.3	—	Underwriting Agreement dated September 15, 2009, among Registrant, Newmont USA Limited and Deutsche Bank Securities Inc., and UBS Securities LLC, as representatives of the several Underwriters named therein. Incorporated by reference to Exhibit 1.1 to Registrant’s Form 8-K filed with the Securities and Exchange Commission on September 18, 2009.

2.1	—	Agreement dated October 8, 2007, among Registrant, Newmont Mining B.C. Limited and Miramar Mining Corporation. Incorporated by reference to Exhibit 2.1 to Registrant’s Form 8-K filed with the Securities and Exchange Commission on October 10, 2007 and Exhibit 7.3 to Registrant’s Schedule 13D filed with the Securities and Exchange Commission on October 9, 2007.

2.2	—	Acquisition Agreement, dated November 30, 2007, between Registrant and Franco-Nevada Corporation. Incorporated by reference to Exhibit 99.1 to Registrant’s Form 8-K/A filed with the Securities and Exchange Commission on December 26, 2007.

2.3	—	Arrangement Agreement, dated as of February 3, 2011, by and among Registrant, Fronteer Gold Inc. and Pilot Gold Inc. Incorporated by reference to Exhibit 2.1 to Registrant’s Form 8-K, filed with the Securities and Exchange Commission on February 8, 2011.

3.1	—	Certificate of Incorporation of Registrant, restated as of October 28, 2009. Incorporated by reference to Exhibit 3.1 to Registrant’s Form 10-Q for the period September 30, 2009, and filed with the Securities and Exchange Commission on October 29, 2009.

3.2	—	Certificate of Designations of the New Special Voting Stock. Incorporated by reference to Exhibit 3.3 to the Registrant’s Registration Statement on Form S-3, filed with the Securities and Exchange Commission on December 14, 2011.

3.3	—	Certificate of Elimination of the Special Voting Stock. Incorporated by reference to Exhibit 3.2 to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on December 19, 2011.

3.4	—	By-laws of the Registrant as amended and restated effective December 8, 2010. Incorporated by reference to Exhibit 3.1 to Registrant’s Form 8-K filed with the Securities and Exchange Commission on December 10, 2010.

4.1	—	Indenture, dated as of March 22, 2005, among Registrant, Newmont USA Limited and Citibank, N.A. Incorporated by reference to Exhibit 4.1 to Registrant’s Form 8-K filed with the Securities and Exchange Commission on March 22, 2005.

4.2	—	Form of 5.875% Note due 2035 issued pursuant to Indenture, dated as of March 22, 2005, among Registrant, Newmont USA Limited and Citibank, N.A. Incorporated by reference to Exhibit 4.2 to Registrant’s Form 8-K filed with the Securities and Exchange Commission on March 22, 2005.

Exhibit Number		Description

4.3	—	Indenture, dated as of July 17, 2007, among Registrant, Newmont USA Limited and The Bank of New York Trust Company, N.A. relating to 1.250% Convertible Senior Notes due 2014. Incorporated by reference to Exhibit 4.1 to Registrant’s Quarterly Report on Form 10-Q for the period June 30, 2007, filed with the Securities and Exchange Commission on August 2, 2007.

4.4	—	Indenture, dated as of July 17, 2007, among Registrant, Newmont USA Limited and The Bank of New York Trust Company, N.A relating to 1.625% Convertible Senior Notes due 2017. Incorporated by reference to Exhibit 4.2 to Registrant’s Quarterly Report on Form 10-Q for the period June 30, 2007, filed with the Securities and Exchange Commission on August 2, 2007.

4.5	—	Indenture, dated as of February 3, 2009, by and among Registrant, Newmont USA Limited and The Bank of New York Mellon Trust Company, N.A., as trustee (including form of 3.00% Convertible Senior Note due 2012). Incorporated by reference to Exhibit 4.1 of Registrant’s Form 8-K filed with the Securities and Exchange Commission on February 3, 2009.

4.6	—	Indenture, dated September 18, 2009, among Registrant, Newmont USA Limited and The Bank of New York Mellon Trust Company, N.A., as trustee. Incorporated by reference to Exhibit 4.1 to Registrant’s Form 10-Q for the period September 30, 2009, and filed with the Securities and Exchange Commission on October 29, 2009.

4.7	—	First Supplemental Indenture, dated September 18, 2009, among Registrant, Newmont USA Limited and The Bank of New York Mellon Trust Company, N.A., as trustee (including form of 5.125% Senior Note due 2019, form of 6.250% Senior Note due 2039, and forms of Guaranty for the 2019 Notes and 2039 Notes) . Incorporated by reference to Exhibit 4.2 to Registrant’s Form 10-Q for the period September 30, 2009, and filed with the Securities and Exchange Commission on October 29, 2009.

4.8	—	Pass Through Trust Agreement dated as of July 15, 1994, between Newmont Gold Company (now known as “Newmont USA Limited”) and The First National Bank of Chicago relating to the Pass Through Certificates, Series 1994-A1. (The front cover of this Exhibit indicates the material differences between such Exhibit and the substantially similar (except for price-related information) Pass-Through Agreement between Newmont Gold Company (now known as “Newmont USA Limited”) and The First National Bank of Chicago relating to the Pass-Through Certificates, Series 1994-A2.) Incorporated by reference to Exhibit 4.1 to Newmont Gold Company’s Quarterly Report on Form 10-Q for the period September 30, 1994.

4.9	—	Lease dated as of September 30, 1994, between Newmont Gold Company (now known as “Newmont USA Limited”) and Shawmut Bank Connecticut, National Association relating to Trust No. 1 and a 75% undivided interest in Newmont Gold Company’s refractory gold ore treatment facility. (The front cover of this Exhibit indicates the material differences between such Exhibit and the substantially similar (except for price-related information) entered into on the same date relating to the remaining 25% undivided interest in the facility.) Incorporated by reference to Exhibit 4.2 to Newmont Gold Company’s Quarterly Report on Form 10-Q for the period September 30, 1994.

4.10	—	Trust Indenture and Security Agreement dated as of July 15, 1994, between Shawmut Bank Connecticut, National Association and The First National Bank of Chicago relating to Trust No. 1 and a 75% undivided interest in Newmont Gold Company’s (now known as “Newmont USA Limited”) refractory gold ore treatment facility. (The front cover of this Exhibit indicates the material differences between such Exhibit and the substantially similar (except for price-related information) entered into on the same date relating to the remaining 25% undivided interest in the facility.) Incorporated by reference to Exhibit 4.3 to Newmont Gold Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1994.

Exhibit Number		Description

4.11	—	See footnote(1).

10.1	—	Savings Equalization Plan, amended and restated, of Newmont USA Limited, a wholly owned subsidiary of the Registrant, effective December 31, 2008 Incorporated by reference to Exhibit 10.1 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008.

10.2	—	Amendment One to the December 31, 2008 restated Savings Equalization Plan of Newmont USA Limited, a wholly owned subsidiary of the Registrant, effective January 1, 2010; Amendment Two to the December 31, 2008 restated Savings Equalization Plan of Newmont USA Limited, a wholly owned subsidiary of the Registrant, effective January 1, 2011. Incorporated by reference to Exhibit 10.59 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011, filed with the Securities and Exchange Commission on February 24, 2012; Amendment Three to the December 31, 2008 restated Savings Equalization Plan of Newmont USA Limited, a wholly owned subsidiary of the Registrant, effective January 1, 2013; Amendment Four to the December 31, 2008 restated Savings Equalization Plan of Newmont USA Limited, a wholly owned subsidiary of the Registrant, effective September 1, 2013. Incorporated by reference to Exhibits 10.1 and 10.2 to Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2013, filed with the Securities and Exchange Commission on October 31, 2013.

10.3	—	Pension Equalization Plan, amended and restated, of Newmont USA Limited, a wholly owned subsidiary of the Registrant, effective December 31, 2008 Incorporated by reference to Exhibit 10.2 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008.

10.4	—	1996 Employees Stock Plan amended and restated effective as of March 17, 1999. Incorporated by reference to Exhibit 10(d) to Newmont Mining Corporation’s Annual Report on Form 10-K for the year ended December 31, 1998.

10.5	—	1999 Employees Stock Plan. Incorporated by reference to Exhibit 10(e) to Newmont Mining Corporation’s Annual Report on Form 10-K for the year ended December 31, 1998.

10.6	—	2005 Stock Incentive Plan, amended and restated effective October 26, 2005. Incorporated by reference to Exhibit 10.1 of Registrant’s Form 8-K filed with the Securities and Exchange Commission on October 31, 2005.

10.7	—	2013 Stock Incentive Plan. Incorporated by reference to Appendix A of the Registrant’s Schedule 14A filed with the Securities and Exchange Commission on March 7, 2013.

10.8	—	Form of Award Agreement used for Executive Officers to grant stock options pursuant to Registrant’s 1996 Employees Stock Plan. Incorporated herein by reference to Exhibit 99.2 of Registrant’s Form 8-K filed with the Securities and Exchange Commission on December 13, 2004.

10.9	—	Form of Award Agreement used for Executive Officers to grant stock options pursuant to Registrant’s 1999 Employees Stock Plan. Incorporated herein by reference to Exhibit 10.1 of Registrant’s Form 8-K filed with the Securities and Exchange Commission on March 2, 2005.

10.10	—	Form of Award Agreement used for Executive Officers to grant stock options pursuant to Registrant’s 2005 Stock Incentive Plan. Incorporated herein by reference to Exhibit 10.2 of Registrant’s Form 8-K filed with the Securities and Exchange Commission on October 26, 2005.

10.11	—	Form of Award Agreement used for Executive Officers to grant restricted stock units pursuant to the Registrant’s 2005 Stock Incentive Plan. Incorporated by reference to Exhibit 10.1 to Registrant’s Form 10-Q for the period March 31, 2009, and filed with the Securities and Exchange Commission on April 30, 2009.

Exhibit Number		Description

10.12	—	Award Agreement for Richard O’Brien dated October 31, 2008 to grant restricted stock pursuant to Registrant’s 2005 Stock Incentive Plan. Incorporated by reference to Exhibit 10.13 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008.

10.13	—	Award Agreement for Richard O’Brien dated October 31, 2008 to grant stock options pursuant to Registrant’s 2005 Stock Incentive Plan. Incorporated by reference to Exhibit 10.14 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008.

10.14	—	Form of Award Agreement used for non-employee directors to grant director stock units pursuant to the 2005 Stock Incentive Plan. Incorporated herein by reference to Exhibit 10.1 of Registrant’s Form 8-K filed with the Securities and Exchange Commission on June 17, 2005.

10.15	—	Annual Incentive Compensation Program of Registrant, as amended and restated effective January 1, 2012. Incorporated by reference to Exhibit 10.14 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012, filed with the Securities and Exchange Commission on February 22, 2013.

10.16	—	Section 16 Officer and Senior Executive Annual Incentive Compensation Program of Registrant. Incorporated by reference to Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2013, effective January 1, 2013, filed with the Securities and Exchange Commission on July 26, 2013.

10.17	—	Strategic Stock Unit Bonus Program for Grades E-5 to E-6 of Registrant, effective January 1, 2012. Incorporated by reference to Exhibit 10.15 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012, filed with the Securities and Exchange Commission on February 22, 2013.

10.18	—	Senior Executive Compensation Program of Registrant, as amended and restated effective January 1, 2012. Incorporated by reference to Exhibit 10.16 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012, filed with the Securities and Exchange Commission on February 22, 2013.

10.19	—	Senior Executive Compensation Program of Registrant, Amended and Restated Effective January 1, 2013. Incorporated by reference to Exhibit 10.3 to Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2013, filed with the Securities and Exchange Commission on July 26, 2013.

10.20	—	Amended and Restated Officers’ Death Benefit Plan effective January 1, 2004 of Newmont USA Limited, a wholly owned subsidiary of Registrant. Incorporated herein by reference to Exhibit 10.1 to Registrant’s Form 8-K filed with the Securities and Exchange Commission on December 22, 2004.

10.21	—	Amendment One to the January 1, 2004 Officer’s Death Benefit Plan of Newmont, amended and restated by Newmont USA Limited, a wholly owned subsidiary of Registrant, effective January 1, 2011. Incorporated by reference to Exhibit 10.18 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012, filed with the Securities and Exchange Commission on February 22, 2013.

10.22	—	Executive Change of Control Plan, amended and restated effective December 31, 2008, of Newmont USA Limited, a wholly owned subsidiary of Registrant. Incorporated by reference to Exhibit 10.20 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008.

10.23	—	Amendment One to the December 31, 2008 Executive Change of Control Plan of Newmont, amended and restated by Newmont USA Limited, a wholly owned subsidiary of Registrant, effective January 1, 2012; Amendment Two to the December 31, 2008 Executive Change of Control Plan of Newmont, amended and restated by Newmont USA Limited, a wholly owned subsidiary of Registrant, effective January 1, 2012. Incorporated by reference to Exhibit 10.58 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011, filed with the Securities and Exchange Commission on February 24, 2012.

Exhibit Number		Description

10.24		2012 Executive Change of Control Plan, effective January 1, 2012, of Newmont USA Limited, a wholly owned subsidiary of Registrant. Incorporated by reference to Exhibit 10.57 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011, filed with the Securities and Exchange Commission on February 24, 2012.

10.25	—	Credit Agreement dated as of May 20, 2011 among Newmont Mining Corporation, the lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent, incorporated by reference to Exhibit 10.1 to Registrant’s Form 10-Q for the period June 30, 2011, filed with the Securities and Exchange Commission on July 29, 2011.

10.26	—	Letter Agreement dated May 3, 2010 between Registrant and Robert J. Miller. Incorporated herein by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010.

10.27	—	Purchase Agreement, dated as of July 11, 2007, by and among Newmont Mining Corporation, Newmont USA Limited and J.P. Morgan Securities Inc. and Citigroup Global Markets Inc., as Representatives of the several Initial Purchasers listed in Schedule I thereto. Incorporated by reference as Exhibit 10.1 to Registrant’s Form 10-Q for the period June 30, 2007, filed with the Securities and Exchange Commission on August 2, 2007.

10.28	—	Confirmation of Convertible Note Hedge, dated as of July 11, 2007, between Newmont Mining Corporation and JPMorgan Chase Bank, National Association, London Branch (with respect to 2014 Notes). Incorporated by reference as Exhibit 10.2 to Registrant’s Form 10-Q for the period June 30, 2007, filed with the Securities and Exchange Commission on August 2, 2007.

10.29	—	Confirmation of Convertible Note Hedge, dated as of July 11, 2007, between Newmont Mining Corporation and JPMorgan Chase Bank, National Association, London Branch (with respect to 2017 Notes). Incorporated by reference as Exhibit 10.3 to Registrant’s Form 10-Q for the period June 30, 2007, filed with the Securities and Exchange Commission on August 2, 2007.

10.30	—	Confirmation of Convertible Note Hedge, dated as of July 11, 2007, between Newmont Mining Corporation and Citibank, N.A. (with respect to 2014 Notes). Incorporated by reference as Exhibit 10.4 to Registrant’s Form 10-Q for the period June 30, 2007, filed with the Securities and Exchange Commission on August 2, 2007. 2007.

10.31	—	Confirmation of Convertible Note Hedge, dated as of July 11, 2007, between Newmont Mining Corporation and Citibank, N.A. (with respect to 2017 Notes). Incorporated by reference as Exhibit 10.5 to Registrant’s Form 10-Q for the period June 30, 2007, filed with the Securities and Exchange Commission on August 2, 2007.

10.32	—	Confirmation of Convertible Note Hedge, dated as of July 11, 2007, between Newmont Mining Corporation and UBS AG, London Branch (with respect to 2014 Notes). Incorporated by reference as Exhibit 10.6 to Registrant’s Form 10-Q for the period June 30, 2007, filed with the Securities and Exchange Commission on August 2, 2007.

10.33	—	Confirmation of Convertible Note Hedge, dated as of July 11, 2007, between Newmont Mining Corporation and UBS AG, London Branch (with respect to 2017 Notes). Incorporated by reference as Exhibit 10.7 to Registrant’s Form 10-Q for the period June 30, 2007, filed with the Securities and Exchange Commission on August 2, 2007.

10.34	—	Confirmation of Convertible Note Hedge, dated as of July 11, 2007, between Newmont Mining Corporation and Deutsche Bank AG, London Branch (with respect to 2014 Notes). Incorporated by reference as Exhibit 10.8 to Registrant’s Form 10-Q for the period June 30, 2007, filed with the Securities and Exchange Commission on August 2, 2007.

10.35	—	Confirmation of Convertible Note Hedge, dated as of July 11, 2007, between Newmont Mining Corporation and Deutsche Bank AG, London Branch (with respect to 2017 Notes). Incorporated by reference as Exhibit 10.9 to Registrant’s Form 10-Q for the period June 30, 2007, filed with the Securities and Exchange Commission on August 2, 2007.

Exhibit Number		Description

10.36	—	Confirmation of Convertible Note Warrant Transaction, dated as of July 11, 2007, between Newmont Mining Corporation and JPMorgan Chase Bank, National Association, London Branch (with respect to 2014 Notes). Incorporated by reference as Exhibit 10.10 to Registrant’s Form 10-Q for the period June 30, 2007, filed with the Securities and Exchange Commission on August 2, 2007.

10.37	—	Confirmation of Convertible Note Warrant Transaction, dated as of July 11, 2007, between Newmont Mining Corporation and JPMorgan Chase Bank, National Association, London Branch (with respect to 2017 Notes). Incorporated by reference as Exhibit 10.11 to Registrant’s Form 10-Q for the period June 30, 2007, filed with the Securities and Exchange Commission on August 2, 2007.

10.38	—	Confirmation of Convertible Note Warrant Transaction, dated as of July 11, 2007, between Newmont Mining Corporation and Citibank, N.A. (with respect to 2014 Notes). Incorporated by reference as Exhibit 10.12 to Registrant’s Form 10-Q for the period June 30, 2007, filed with the Securities and Exchange Commission on August 2, 2007.

10.39	—	Confirmation of Convertible Note Warrant Transaction, dated as of July 11, 2007, between Newmont Mining Corporation and Citibank, N.A. (with respect to 2017 Notes). Incorporated by reference as Exhibit 10.13 to Registrant’s Form 10-Q for the period June 30, 2007, filed with the Securities and Exchange Commission on August 2, 2007.

10.40	—	Confirmation of Convertible Note Warrant Transaction, dated as of July 11, 2007, between Newmont Mining Corporation and UBS AG, London Branch (with respect to 2014 Notes). Incorporated by reference as Exhibit 10.14 to Registrant’s Form 10-Q for the period June 30, 2007, filed with the Securities and Exchange Commission on August 2, 2007.

10.41	—	Confirmation of Convertible Note Warrant Transaction, dated as of July 11, 2007, between Newmont Mining Corporation and UBS AG, London Branch (with respect to 2017 Notes). Incorporated by reference as Exhibit 10.15 to Registrant’s Form 10-Q for the period June 30, 2007, filed with the Securities and Exchange Commission on August 2, 2007.

10.42	—	Confirmation of Convertible Note Warrant Transaction, dated as of July 11, 2007, between Newmont Mining Corporation and Deutsche Bank AG, London Branch (with respect to 2014 Notes). Incorporated by reference as Exhibit 10.16 to Registrant’s Form 10-Q for the period June 30, 2007, filed with the Securities and Exchange Commission on August 2, 2007.

10.43	—	Confirmation of Convertible Note Warrant Transaction, dated as of July 11, 2007, between Newmont Mining Corporation and Deutsche Bank AG, London Branch (with respect to 2017 Notes). Incorporated by reference as Exhibit 10.17 to Registrant’s on Form 10-Q for the period June 30, 2007, filed with the Securities and Exchange Commission on August 2, 2007.

10.44	—	Confirmation of Convertible Note Hedge, dated as of July 13, 2007, between Newmont Mining Corporation and JPMorgan Chase Bank, National Association, London Branch (with respect to 2014 Notes). Incorporated by reference as Exhibit 10.18 to Registrant’s Form 10-Q for the period June 30, 2007, filed with the Securities and Exchange Commission on August 2, 2007.

10.45	—	Confirmation of Convertible Note Hedge, dated as of July 13, 2007, between Newmont Mining Corporation and JPMorgan Chase Bank, National Association, London Branch (with respect to 2017 Notes). Incorporated by reference as Exhibit 10.19 to Registrant’s Form 10-Q for the period June 30, 2007, filed with the Securities and Exchange Commission on August 2, 2007.

10.46	—	Confirmation of Convertible Note Hedge, dated as of July 13, 2007, between Newmont Mining Corporation and Citibank, N.A. (with respect to 2014 Notes). Incorporated by reference as Exhibit 10.20 to Registrant’s Form 10-Q for the period June 30, 2007, filed with the Securities and Exchange Commission on August 2, 2007.

Exhibit Number		Description

10.47	—	Confirmation of Convertible Note Hedge, dated as of July 13, 2007, between Newmont Mining Corporation and Citibank, N.A. (with respect to 2017 Notes). Incorporated by reference as Exhibit 10.21 to Registrant’s Form 10-Q for the period June 30, 2007, filed with the Securities and Exchange Commission on August 2, 2007.

10.48	—	Confirmation of Convertible Note Hedge, dated as of July 13, 2007, between Newmont Mining Corporation and UBS AG, London Branch (with respect to 2014 Notes). Incorporated by reference as Exhibit 10.22 to Registrant’s Form 10-Q for the period June 30, 2007, filed with the Securities and Exchange Commission on August 2, 2007.

10.49	—	Confirmation of Convertible Note Hedge, dated as of July 13, 2007, between Newmont Mining Corporation and UBS AG, London Branch (with respect to 2017 Notes). Incorporated by reference as Exhibit 10.23 to Registrant’s Form 10-Q for the period June 30, 2007, filed with the Securities and Exchange Commission on August 2, 2007.

10.50	—	Confirmation of Convertible Note Hedge, dated as of July 13, 2007, between Newmont Mining Corporation and Deutsche Bank AG, London Branch (with respect to 2014 Notes). Incorporated by reference as Exhibit 10.24 to Registrant’s Form 10-Q for the period June 30, 2007, filed with the Securities and Exchange Commission on August 2, 2007.

10.51	—	Confirmation of Convertible Note Hedge, dated as of July 13, 2007, between Newmont Mining Corporation and Deutsche Bank AG, London Branch (with respect to 2017 Notes). Incorporated by reference as Exhibit 10.25 to Registrant’s Form 10-Q for the period June 30, 2007, filed with the Securities and Exchange Commission on August 2, 2007.

10.52	—	Confirmation of Convertible Note Warrant Transaction, dated as of July 13, 2007, between Newmont Mining Corporation and JPMorgan Chase Bank, National Association, London Branch (with respect to 2014 Notes). Incorporated by reference as Exhibit 10.26 to Registrant’s Form 10-Q for the period June 30, 2007, filed with the Securities and Exchange Commission on August 2, 2007.

10.53	—	Confirmation of Convertible Note Warrant Transaction, dated as of July 13, 2007, between Newmont Mining Corporation and JPMorgan Chase Bank, National Association, London Branch (with respect to 2017 Notes). Incorporated by reference as Exhibit 10.27 to Registrant’s Form 10-Q for the period June 30, 2007, filed with the Securities and Exchange Commission on August 2, 2007.

10.54	—	Confirmation of Convertible Note Warrant Transaction, dated as of July 13, 2007, between Newmont Mining Corporation and Citibank, N.A. (with respect to 2014 Notes). Incorporated by reference as Exhibit 10.28 to Registrant’s Form 10-Q for the period June 30, 2007, filed with the Securities and Exchange Commission on August 2, 2007.

10.55	—	Confirmation of Convertible Note Warrant Transaction, dated as of July 13, 2007, between Newmont Mining Corporation and Citibank, N.A. (with respect to 2017 Notes). Incorporated by reference as Exhibit 10.29 to Registrant’s Form 10-Q for the period June 30, 2007, filed with the Securities and Exchange Commission on August 2, 2007.

10.56	—	Confirmation of Convertible Note Warrant Transaction, dated as of July 13, 2007, between Newmont Mining Corporation and UBS AG, London Branch (with respect to 2014 Notes). Incorporated by reference as Exhibit 10.30 to Registrant’s Form 10-Q for the period June 30, 2007, filed with the Securities and Exchange Commission on August 2, 2007.

10.57	—	Confirmation of Convertible Note Warrant Transaction, dated as of July 13, 2007, between Newmont Mining Corporation and UBS AG, London Branch (with respect to 2017 Notes). Incorporated by reference as Exhibit 10.31 to Registrant’s Form 10-Q for the period June 30, 2007, filed with the Securities and Exchange Commission on August 2, 2007.

Exhibit Number		Description

10.58	—	Confirmation of Convertible Note Warrant Transaction, dated as of July 13, 2007, between Newmont Mining Corporation and Deutsche Bank AG, London Branch (with respect to 2014 Notes). Incorporated by reference as Exhibit 10.32 to Registrant’s Form 10-Q for the period June 30, 2007, filed with the Securities and Exchange Commission on August 2, 2007.

10.59	—	Confirmation of Convertible Note Warrant Transaction, dated as of July 13, 2007, between Newmont Mining Corporation and Deutsche Bank AG, London Branch (with respect to 2017 Notes). Incorporated by reference as Exhibit 10.33 to Registrant’s Form 10-Q for the period June 30, 2007, filed with the Securities and Exchange Commission on August 2, 2007.

10.60	—	Office Space and Office Services Agreement between Newmont (USA) Limited and Wayne W. Murdy effective January 1, 2008. Incorporated by reference as Exhibit 10.37 to Registrant’s Form 10-Q for the period June 30, 2007, filed with the Securities and Exchange Commission on August 2, 2007.

10.61	—	Contract of Work dated December 2, 1986, between the Government of the Republic of Indonesia and PT Newmont Nusa Tenggara. Incorporated by reference as Exhibit 10.1 to Registrant’s Form 10-Q filed with the Securities and Exchange Commission on July 24, 2008.

10.62	—	2013 Executive Severance Plan of Newmont, Amended and Restated Effective June 1, 2013. Incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2013, filed with the Securities and Exchange Commission on July 26, 2013.

10.63	—	2012 Form of Award Agreement used for Executive Officers to grant restricted stock units, pursuant to Registrant’s 2005 Stock Incentive Plan. Incorporated by reference to Exhibit 10.60 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011, filed with the Securities and Exchange Commission on February 24, 2012.

10.64	—	2012 Form of Award Agreement used for Executive Officers to grant restricted stock units, pursuant to Registrant’s 2005 Stock Incentive Plan. Incorporated by reference to Exhibit 10.61 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011, filed with the Securities and Exchange Commission on February 24, 2012.

10.65	—	Strategic Stock Unit Bonus Program for Grades E-5 to E-6 of Registrant, effective January 1, 2013. Incorporated by reference to Exhibit 10.4 to Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2013, filed with the Securities and Exchange Commission on July 26, 2013.

10.66	—	Form of Award Agreement used for Executive Officers to grant restricted stock units, pursuant to Registrant’s 2013 Stock Incentive Plan. Incorporated by reference to Exhibit 10.6 to Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2013, filed with the Securities and Exchange Commission on July 26, 2013.

10.67	—	Form of Award Agreement used for non-employee directors to grant director stock units pursuant to Registrant’s 2013 Stock Incentive Plan. Incorporated by reference to Exhibit 10.8 to Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2013, filed with the Securities and Exchange Commission on July 26, 2013.

10.68	—	Executive Severance Release and Waiver, dated March 1, 2013, between Richard T. O’Brien and Newmont International Services Limited. Incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2013, filed with the Securities and Exchange Commission on April 30, 2013.

Exhibit Number		Description

10.69	—	Executive Severance Release and Waiver, dated May 2, 2013, between Russell Ball and Newmont International Services Limited. Incorporated by reference to Exhibit 10.5 to Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2013, filed with the Securities and Exchange Commission on July 26, 2013.

12.1	—	Statement re Computation of Ratio of Earnings to Fixed Charges, filed herewith.

21	—	Subsidiaries of Newmont Mining Corporation, filed herewith.

23.1	—	Consent of PricewaterhouseCoopers LLP, filed herewith.

24	—	Power of Attorney, filed herewith.

31.1	—	Certification Pursuant to Rule 13A-14 or 15D-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 signed by the Principal Executive Officer, filed herewith.

31.2	—	Certification Pursuant to Rule 13A-14 or 15D-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 signed by the Principal Financial Officer, filed herewith.

32.1	—	Statement Required by 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed by Principal Executive Officer, furnished herewith

32.2	—	Statement Required by 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed by Principal Financial Officer, furnished herewith.

95	—	Information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act, filed herewith.

101	—	101.INS XBRL Instance

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