Form 10-Q
period 2014-03-31
NEWMONT MINING CORP /DE/
filed 2014-04-25
CIK 1164727

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2014

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

There were 498,529,240 shares of common stock outstanding on April 16, 2014.

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

NEWMONT MINING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(unaudited, in millions except per share)

	Three Months Ended March 31,
	2014	2013
Sales (Note 4)	$1,764	$2,188
Costs and expenses
Costs applicable to sales (1) (Note 4)	1,083	1,057
Amortization (Note 4)	298	267
Reclamation and remediation (Note 5)	20	18
Exploration	34	59
Advanced projects, research and development	42	52
General and administrative	45	56
Other expense, net (Note 6)	52	100

	1,574	1,609

Other income (expense)
Other income, net (Note 7)	46	26
Interest expense, net	(93)	(65)

	(47)	(39)

Income before income and mining tax and other items	143	540
Income and mining tax expense (Note 8)	(78)	(180)
Equity income (loss) of affiliates	—	(4)

Income from continuing operations	65	356
Income (loss) from discontinued operations (Note 9)	(17)	—

Net income	48	356
Net loss (income) attributable to noncontrolling interests (Note 10)	52	(42)

Net income attributable to Newmont stockholders	$100	$314

Net income (loss) attributable to Newmont stockholders:
Continuing operations	$117	$314
Discontinued operations	(17)	—

	$100	$314

Income (loss) per common share (Note 11)
Basic:
Continuing operations	$0.23	$0.63
Discontinued operations	(0.03)	—

	$0.20	$0.63

Diluted:
Continuing operations	$0.23	$0.63
Discontinued operations	(0.03)	—

	$0.20	$0.63

Cash dividends declared per common share	$0.150	$0.425

(1)	Excludes Amortization and Reclamation and remediation.

The accompanying notes are an integral part of the condensed consolidated financial statements.

NEWMONT MINING CORPORATION

STATEMENTS OF CONDENSED CONSOLIDATED COMPREHENSIVE INCOME (LOSS)

(unaudited, in millions)

	Three Months Ended March 31,
	2014	2013
	(in millions)
Net income	$48	$356
Other comprehensive income (loss):
Unrealized gain(loss) on marketable securities, net of $(1) and $38 tax benefit (expense), respectively	(31)	(52)
Foreign currency translation adjustments	(5)	(12)
Change in pension and other post-retirement benefits, net of $1 and $3 tax expense, respectively	2	5
Change in fair value of cash flow hedge instruments, net of $4 and $15 tax benefit (expense), respectively
Net change from periodic revaluations	9	21
Net amount reclassified to income	—	(24)

Net unrecognized (loss) gain on derivatives	9	(3)

Other comprehensive income (loss)	(25)	(62)

Comprehensive income	$23	$294

Comprehensive income attributable to:
Newmont stockholders	$77	$253
Noncontrolling interests	(54)	41

	$23	$294

The accompanying notes are an integral part of the condensed consolidated financial statements.

NEWMONT MINING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in millions)

	Three Months Ended March 31,
	2014	2013
Operating activities:
Net income	$48	$356
Adjustments:
Amortization	298	267
Stock based compensation and other non-cash benefits	13	19
Reclamation and remediation	20	18
Loss (income) from discontinued operations	17	—
Impairment of marketable securities	1	4
Deferred income taxes	35	(11)
Gain on asset and investment sales, net	(50)	(1)
Other operating adjustments and write-downs	151	74
Net change in operating assets and liabilities (Note 24)	(350)	(287)

Net cash provided from continuing operations	183	439
Net cash used in discontinued operations	(3)	(6)

Net cash provided from operations	180	433

Investing activities:
Additions to property, plant and mine development	(235)	(510)
Acquisitions, net	(28)	(8)
Sale of marketable securities	25	1
Purchases of marketable securities	(1)	(1)
Proceeds from sale of other assets	70	25
Other	(9)	(14)

Net cash used in investing activities	(178)	(507)

Financing activities:
Proceeds from debt, net	3	80
Proceeds from stock issuance, net	—	1
Sale of noncontrolling interests	—	32
Acquisition of noncontrolling interests	(2)	(6)
Dividends paid to common stockholders	(77)	(211)
Other	(4)	(1)

Net cash provided from (used in) financing activities	(80)	(105)

Effect of exchange rate changes on cash	(2)	(4)

Net change in cash and cash equivalents	(80)	(183)
Cash and cash equivalents at beginning of period	1,555	1,561

Cash and cash equivalents at end of period	$1,475	$1,378

The accompanying notes are an integral part of the condensed consolidated financial statements.

NEWMONT MINING CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited, in millions)

	At March 31,	At December 31,
	2014	2013
ASSETS
Cash and cash equivalents	$1,475	$1,555
Trade receivables	206	230
Accounts receivable	319	252
Investments (Note 16)	83	78
Inventories (Note 17)	814	717
Stockpiles and ore on leach pads (Note 18)	760	805
Deferred income tax assets	239	246
Other current assets (Note 19)	1,351	1,006

Current assets	5,247	4,889
Property, plant and mine development, net	14,138	14,277
Investments (Note 16)	393	439
Stockpiles and ore on leach pads (Note 18)	2,723	2,680
Deferred income tax assets	1,416	1,473
Other long-term assets (Note 19)	881	849

Total assets	$24,798	$24,607

LIABILITIES
Debt (Note 20)	$615	$595
Accounts payable	463	478
Employee-related benefits	247	341
Income and mining taxes	27	13
Other current liabilities (Note 21)	1,532	1,313

Current liabilities	2,884	2,740
Debt (Note 20)	6,146	6,145
Reclamation and remediation liabilities (Note 5)	1,519	1,513
Deferred income tax liabilities	696	635
Employee-related benefits	333	323
Other long-term liabilities (Note 21)	339	342

Total liabilities	11,917	11,698

Commitments and contingencies (Note 26)
EQUITY
Common stock	798	789
Additional paid-in capital	8,458	8,441
Accumulated other comprehensive income (loss)	(205)	(182)
Retained earnings	968	945

Newmont stockholders’ equity	10,019	9,993
Noncontrolling interests	2,862	2,916

Total equity	12,881	12,909

Total liabilities and equity	$24,798	$24,607

The accompanying notes are an integral part of the condensed consolidated financial statements.

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

NOTE 1 BASIS OF PRESENTATION

The interim Condensed Consolidated Financial Statements (“interim statements”) of Newmont Mining Corporation and its subsidiaries (collectively, “Newmont” or the “Company”) are unaudited. In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these interim statements have been included. The results reported in these interim statements are not necessarily indicative of the results that may be reported for the entire year. These interim statements should be read in conjunction with Newmont’s Consolidated Financial Statements for the year ended December 31, 2013 filed February 20, 2014 on Form 10-K. The year-end balance sheet data was derived from the audited financial statements and, in accordance with the instructions to Form 10-Q, certain information and footnote disclosures required by United States generally accepted accounting principles (“GAAP”) have been condensed or omitted. References to “A$” refer to Australian currency, “C$” to Canadian currency and “NZ$” to New Zealand currency.

On February 18, 2014 the Company redeemed all outstanding exchangeable shares (other than those held by Newmont and its affiliates). On the date of the redemption, holders of exchangeable shares received, in exchange for each exchangeable share, one share of common stock of Newmont. At December 31, 2013, the value of the remaining outstanding exchangeable shares was included in Additional paid-in capital and Common shares.

Certain amounts in prior years have been reclassified to conform to the 2014 presentation. Reclassifications are related to a change in our reportable segments (see Notes 2 and 4), and include a change from by-product accounting for our Phoenix segment to co-product accounting.

In March 2014, we completed a review of our deferred tax and stockpile balances that resulted in the identification of certain errors in these accounts. These errors were not material to our consolidated financial condition, results of operations or cash flows as presented in our previously filed annual and quarterly financial statements; however, the adjustment to correct the cumulative effect of these errors would have been material if recorded in the first quarter of 2014. Accordingly, we revised our financial statements to correct these errors at and for the year ended December 31, 2013. The cumulative decrease to retained earnings was $148 at January 1, 2014. See Note 2 Revision of Financial Statements.

NOTE 2 REVISION OF FINANCIAL STATEMENTS

In March 2014, we determined our deferred tax assets related to certain foreign subsidiaries and Yanacocha stockpiles were overstated by $143 and $20 ($14 net of tax) at December 31, 2013, respectively. The stockpiles revision increased Costs applicable to sales by $2 ($1 net of tax) for the three months ended March 31, 2013. We have assessed the materiality of these misstatements in accordance with the Securities and Exchange Commission’s Staff Accounting Bulletin (“SAB”) No. 99 and concluded that these errors are not material to our previously issued consolidated financial statements. Accordingly, by reference to SAB No. 108, our previously issued consolidated financial statements have been revised as follows:

	Three Months Ended March 31, 2013
Condensed Consolidated Statement of Income	As Previously Reported	Co-product Reclassification(1)	Revision	As Revised
Sales	$2,177	$11	$—	$2,188
Costs applicable to sales	1,044	11	2	1,057
Net income (loss)	357	—	(1)	356
Net income (loss) attributable to Newmont stockholders	315	—	(1)	314
Income (loss) per common share
Basic	$0.63	$—	$—	$0.63
Diluted	$0.63	$—	$—	$0.63

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

	Three Months Ended March 31, 2013
Condensed Consolidated Statement of Cash Flows	As Previously Reported	Revision	As Revised
Net income	$357	$(1)	$356
Net changes in operating assets and liabilities	(288)	1	(287)
Net cash provided from continuing operations	439	—	439

	At December 31, 2013
Condensed Consolidated Balance Sheet	As Previously Reported	Revision	As Revised
Stockpiles and ore on leach pads(2)	$3,506	$(21)	$3,485
Deferred income tax assets(3)	1,860	(141)	1,719
Other long-term assets	844	5	849
Total Assets	24,764	(157)	24,607
Employee-related benefits	325	(2)	323
Total liabilities	11,700	(2)	11,698
Retained earnings	1,093	(148)	945
Newmont stockholders’ equity	10,141	(148)	9,993
Noncontrolling interests	2,923	(7)	2,916
Total equity	13,064	(155)	12,909
Total liabilities and equity	24,764	(157)	24,607

(1)	Refer to Note 1 for information on the segment reclassifications.
(2)	Includes current and noncurrent stockpiles and ore on leach pads.
(3)	Includes current and noncurrent deferred tax assets.

NOTE 3 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Recently Adopted Accounting Pronouncements

Presentation of an Unrecognized Tax Benefit

In July 2013, ASC guidance was issued related to the presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss or a tax credit carryforward exists. The updated guidance requires an entity to net its unrecognized tax benefits against the deferred tax assets for all same jurisdiction net operating loss carryforward, a similar tax loss, or tax credit carryforwards. A gross presentation will be required only if such carryforwards are not available or would not be used by the entity to settle any additional income taxes resulting from disallowance of the uncertain tax position. Adoption of the new guidance, effective for the fiscal year beginning January 1, 2014, had no impact on the consolidated financial position, results of operations or cash flows.

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

Foreign Currency Matters

In March 2013, ASC guidance was issued related to Foreign Currency Matters to clarify the treatment of cumulative translation adjustments when a parent sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a business within a foreign entity. The updated guidance also resolves the diversity in practice for the treatment of business combinations achieved in stages in a foreign entity. Adoption of the new guidance, effective for the fiscal year beginning January 1, 2014, had no impact on the consolidated financial position, results of operations or cash flows.

Discontinued Operations

In April 2014, ASC guidance was issued related to Discontinued Operations which changed the criteria for determining which disposals can be presented as discontinued operations and modified related disclosure requirements. The updated guidance requires an entity to only classify discontinued operations due to a major strategic shift or a major effect on an entity’s operations in the financial statements. The updated guidance will also require additional disclosures relating to discontinued operations. The Company early adopted this guidance prospectively at the beginning of fiscal year January 1, 2014. Adoption of the new guidance did not have an impact on the consolidated financial position, results of operations or cash flows.

NOTE 4 SEGMENT INFORMATION

The Company’s reportable segments are based upon the Company’s management structure that is focused on the geographic region for the Company’s operations. Geographic regions include North America, South America, Australia/New Zealand, Indonesia, Africa and Corporate and Other. Segment results for 2013 have been retrospectively revised to reflect a change in our reportable segments to align with a change in the chief operating decision makers’ evaluation of the organization, effective in the first quarter of 2014. The Nevada operations have been revised to reflect Carlin, Phoenix, and Twin Creeks segments and Other Australia/New Zealand operations have been revised to reflect Tanami, Jundee, Waihi and Kalgoorlie segments. The Conga development project will be reported in the Other South America segment. The Nimba and Merian development projects, historically reported in Other Africa and Other South America, respectively, will be reported in Corporate and Other. The financial information relating to the Company’s segments for all periods presented have been updated to reflect these changes and is as follows:

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

	Sales	Costs Applicable to Sales	Amortization	Advanced Projects and Exploration	Pre-Tax Income (Loss)	Capital Expenditures (1)
Three Months Ended March 31, 2014
Carlin	$293	$192	$35	$4	$61	$42
Phoenix
Gold	70	34	5
Copper	32	26	3

Total	102	60	8	1	29	7
Twin Creeks	132	55	11	1	111	32
La Herradura	31	16	8	4	3	6
Other North America	—	—	—	6	(9)	5

North America	558	323	62	16	195	92

Yanacocha	265	221	101	7	(87)	14
Other South America	—	—	—	8	(8)	7

South America	265	221	101	15	(95)	21

Boddington:
Gold	220	142	25
Copper	39	40	6

Total	259	182	31	—	37	20
Tanami	105	55	17	1	28	20
Jundee	82	42	17	1	21	7
Waihi	33	19	5	—	7	3
Kalgoorlie	118	77	6	1	33	1
Other Australia/New Zealand	—	—	4	1	(12)	1

Australia/New Zealand	597	375	80	4	114	52

Batu Hijau:
Gold	8	8	2
Copper	42	57	13

Total	50	65	15	1	(51)	15

Indonesia	50	65	15	1	(51)	15

Ahafo	141	61	16	9	44	22
Akyem	153	38	21	—	88	1
Other Africa	—	—	—	2	(3)	—

Africa	294	99	37	11	129	23

Corporate and Other	—	—	3	29	(149)	6

Consolidated	$1,764	$1,083	$298	$76	$143	$209

(1)	Includes a decrease in accrued capital expenditures of $26; consolidated capital expenditures on a cash basis were $235.

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

	Sales	Costs Applicable to Sales	Amortization	Advanced Projects and Exploration	Pre-Tax Income (Loss)	Capital Expenditures (1)
Three Months Ended March 31, 2013
Carlin	$351	$179	$32	$11	$128	$46
Phoenix
Gold	53	41	7
Copper	11	11	2

Total	64	52	9	4	(4)	31
Twin Creeks	166	52	18	3	92	25
La Herradura	90	40	6	6	37	19
Other North America	—	—	—	8	(9)	4

North America	671	323	65	32	244	125

Yanacocha	455	160	70	13	193	48
Other South America	—	—	—	3	(2)	86

South America	455	160	70	16	191	134

Boddington:
Gold	329	174	42
Copper	65	48	10

Total	394	222	52	—	115	25
Tanami	98	75	16	2	4	23
Jundee	124	54	16	4	50	13
Waihi	50	28	8	1	12	3
Kalgoorlie	120	75	5	1	39	1
Other Australia/New Zealand	—	—	2	4	(12)	1

Australia/New Zealand	786	454	99	12	208	66

Batu Hijau:
Gold	11	7	2
Copper	70	47	9

Total	81	54	11	6	(4)	23
Other Indonesia	—	—	—	—	3	—

Indonesia	81	54	11	6	(1)	23

Ahafo	195	66	17	13	103	60
Akyem	—	—	—	3	(5)	66
Other Africa	—	—	—	2	(9)	—

Africa	195	66	17	18	89	126

Corporate and Other	—	—	5	27	(191)	23

Consolidated	$2,188	$1,057	$267	$111	$540	$497

(1)	Includes a decrease in accrued capital expenditures of $13; consolidated capital expenditures on a cash basis were $510.

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

NOTE 5 RECLAMATION AND REMEDIATION

The Company’s Reclamation and remediation expense consisted of:

	Three Months Ended March 31,
	2014	2013
Accretion—operating	$18	$15
Accretion—non-operating	2	3

	$20	$18

At March 31, 2014 and December 31, 2013, $1,441 and $1,432, respectively, were accrued for reclamation obligations relating to operating properties. In addition, the Company is involved in several matters concerning environmental obligations associated with former, primarily historic, mining activities. Generally, these matters concern developing and implementing remediation plans at the various sites involved. At March 31, 2014 and December 31, 2013, $174 and $179, respectively, were accrued for such obligations. These amounts are also included in Reclamation and remediation liabilities.

The following is a reconciliation of Reclamation and remediation liabilities:

	Three Months Ended March 31,
	2014	2013
Balance at beginning of period	$1,611	$1,539
Additions, changes in estimates and other	(8)	(3)
Liabilities settled	(8)	(9)
Accretion expense	20	18

Balance at end of period	$1,615	$1,545

The current portion of Reclamation and remediation liabilities of $96 and $98 at March 31, 2014 and December 31, 2013, respectively, are included in Other current liabilities (see Note 21).

NOTE 6 OTHER EXPENSE, NET

	Three Months Ended March 31,
	2014	2013
Regional administration	$15	$18
Community development	11	13
Restructuring and other	7	9
Western Australia power plant	6	4
World Gold Council dues	1	1
Transaction/Acquisition costs	—	45
Other	12	10

	$52	$100

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

NOTE 7 OTHER INCOME, NET

	Three Months Ended March 31,
	2014	2013
Gain on Midas sale	$47	$—
Refinery income, net	4	3
Gain on sale of investments, net	4	—
Development projects, net	2	1
Interest	1	4
Canadian Oil Sands dividends	—	10
Derivative ineffectiveness, net	—	3
Impairment of marketable securities	(1)	(4)
Foreign currency exchange, net	(14)	(3)
Other	3	12

	$46	$26

NOTE 8 INCOME AND MINING TAXES

During the first quarter of 2014, the Company recorded estimated income and mining tax expense of $78 resulting in an effective tax rate of 55%. Estimated income and mining tax expense during the first quarter of 2013 was $180 for an effective tax rate of 33%.

The Company’s income and mining tax expense differed from the statutory rate of 35% for the following reasons:

	Three Months Ended March 31,
	2014		2013
Income before income and mining tax and other items		$143		$540

Tax on income at 35% statutory rate	35%	$50	35%	$189
Reconciling items:
Percentage depletion	(8)	(11)	(7)	(41)
Change in valuation allowance on deferred tax assets	9	13	1	6
Disallowed loss on sale of Midas	9	13
Mining and other taxes	6	8	3	18
Effect of foreign earnings, net of credits	2	2
Other	2	3	1	8

Income and mining tax expense	55%	$78	33%	$180

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

At March 31, 2014, the Company’s total unrecognized tax benefit was $321 for uncertain income tax positions taken or expected to be taken on income tax returns. Of this, $78 represents the amount of unrecognized tax benefits that, if recognized, would affect the Company’s effective income tax rate.

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

NOTE 9 DISCONTINUED OPERATIONS

Discontinued operations include Holloway Mining Company, which owned the Holt-McDermott property (“Holt property”) that was sold to St. Andrew Goldfields Ltd. (“St. Andrew”) in 2006. In 2009, the Superior Court issued a decision finding Newmont Canada Corporation (“Newmont Canada”) liable for a sliding scale royalty on production from the Holt property, which was upheld in 2011 by the Ontario Court of Appeal. During the first quarter of 2014, the Company recorded a charge of $17, net of tax benefits of $8, related to an increase in gold price, an increase in expected future production and a decrease in discount rates at quarter end.

Net operating cash used in discontinued operations of $3 and $6 in the first quarter of 2014 and 2013 respectively relates to payments on the Holt property royalty.

NOTE 10 NET INCOME (LOSS) ATTRIBUTABLE TO NONCONTROLLING INTERESTS

	Three Months Ended March 31,
	2014	2013
Minera Yanacocha	$(29)	$57
Batu Hijau	(23)	(3)
TMAC	(1)	(12)
Other	1	—

	$(52)	$42

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

	Three Months Ended March 31,
	2014	2013
Net income attributable to Newmont stockholders	$100	$314
Weighted average common shares (millions):
Basic	498	497
Effect of employee stock-based awards	1	1

Diluted	499	498

Net income attributable to Newmont stockholders per common share
Basic:
Continuing operations	$0.23	$0.63
Discontinued operations	(0.03)	—

	$0.20	$0.63

Diluted:
Continuing operations	$0.23	$0.63
Discontinued operations	(0.03)	—

	$0.20	$0.63

Options to purchase 3 and 4 million shares of common stock at average exercise prices of $48 and $49 were outstanding at March 31, 2014 and 2013, respectively, but were not included in the computation of diluted weighted average common shares because their exercise prices exceeded the average price of the Company’s common stock for the respective periods presented.

Newmont is required to settle the principal amount of its 2014 and 2017 Convertible Senior Notes in cash and may elect to settle the remaining conversion premium (average share price in excess of the conversion price), if any, in cash, shares or a combination thereof. The effect of contingently convertible instruments on diluted earnings per share is calculated under the net share settlement method in accordance with ASC guidance. The conversion price exceeded the Company’s share price for the periods presented, therefore no additional shares were included in the computation of diluted weighted average common shares.

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

NOTE 12 EMPLOYEE PENSION AND OTHER BENEFIT PLANS

	Three Months Ended March 31,
	2014	2013
Pension benefit costs, net
Service cost	$6	$9
Interest cost	10	10
Expected return on plan assets	(13)	(12)
Amortization, net	3	8

	$6	$15

	Three Months Ended March 31,
	2014	2013
Other benefit costs, net
Service cost	$1	$1
Interest cost	2	1

	$3	$2

NOTE 13 STOCK BASED COMPENSATION

	Three Months Ended March 31,
	2014	2013
Stock options	$1	$3
Restricted stock units	7	9
Performance leveraged stock units	3	2
Stock performance units	3	—

	$14	$14

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

	Fair Value at March 31, 2014
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$816	$816	$—	$—
Marketable equity securities:
Extractive industries	296	296	—	—
Other	15	15	—	—
Marketable debt securities:
Asset backed commercial paper	23	—	—	23
Auction rate securities	5	—	—	5
Trade receivable from provisional copper and gold concentrate sales, net	183	183	—	—

	$1,338	$1,310	$—	$28

Liabilities:
Derivative instruments, net:
Foreign exchange forward contracts	$53	$—	$53	$—
Boddington contingent consideration	10	—	—	10
Holt property royalty	156	—	—	156

	$219	$—	$53	$166

The fair values of the derivative instruments in the table above are presented on a net basis. The gross amounts related to the fair value of the derivatives instruments above are included in the Derivatives Instruments Note (see Note 15). All other Fair Value disclosures in the above table are presented on a gross basis.

The following table sets forth a summary of the quantitative and qualitative information related to the unobservable inputs used in the calculation of the Company’s Level 3 financial assets and liabilities at March 31, 2014:

Description	At March 31, 2014	Valuation technique	Unobservable input	Range/Weighted average
Auction Rate Securities	$5	Discounted cash flow	Weighted average recoverability rate	58%
Asset Backed Commercial Paper	23	Discounted cash flow	Recoverability rate	90%
Boddington Contingent Consideration	10	Monte Carlo	Discount rate	5%
			Long Term Gold price	$1,300
			Long Term Copper price	$3.00
Holt property royalty	156	Monte Carlo	Weighted average discount rate	5%
			Long Term Gold price	$1,300

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

The following table sets forth a summary of changes in the fair value of the Company’s Level 3 financial assets and liabilities at March 31, 2014:

	Auction Rate Securities	Asset Backed Commercial Paper	Total Assets	Boddington Contingent Royalty	Holt Property Royalty	Total Liabilities
Balance at beginning of period	$5	$25	$30	$10	$134	$144
Settlements	—	—	—	—	(3)	(3)
Revaluation	—	(2)	(2)	—	25	25

Balance at end of period	$5	$23	$28	$10	$156	$166

At March 31, 2014, assets and liabilities classified within Level 3 of the fair value hierarchy represent 2% and 76%, respectively, of total assets and liabilities measured at fair value.

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

Foreign Currency Contracts

Newmont had the following foreign currency derivative contracts outstanding at March 31, 2014:

	Expected Maturity Date
						Total/
	2014	2015	2016	2017	2018	Average
A$ Operating Fixed Forward Contracts:
A$ notional (millions)	234	270	158	105	6	773
Average rate ($/A$)	1.00	0.98	0.95	0.93	0.92	0.97
Expected hedge ratio	20%	18%	11%	7%	4%	—
NZ$ Operating Fixed Forward Contracts:
NZ$ notional (millions)	46	39	2	—	—	87
Average rate ($/NZ$)	0.80	0.79	0.78	—	—	0.79
Expected hedge ratio	57%	32%	9%	—	—

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

Diesel Fixed Forward Contracts

Newmont had the following diesel derivative contracts outstanding at March 31, 2014:

	Expected Maturity Date
					Total/
	2014	2015	2016	2017	Average
Diesel Fixed Forward Contracts:
Diesel gallons (millions)	17	16	8	1	42
Average rate ($/gallon)	2.86	2.77	2.68	2.61	2.79
Expected Nevada hedge ratio	58%	42%	21%	3%

Derivative Instrument Fair Values

Newmont had the following derivative instruments designated as hedges at March 31, 2014 and December 31, 2013:

	Fair Value
	At March 31, 2014
	Other Current Assets	Other Long- Term Assets	Other Current Liabilities	Other Long- Term Liabilities
Foreign currency exchange contracts:
A$ operating fixed forwards	$—	$—	$24	$34
NZ$ operating fixed forwards	3	2	—	—
Diesel fixed forwards	1	—	1	—

Total derivative instruments (Notes 19 and 21)	$4	$2	$25	$34

	Fair Value
	At December 31, 2013
	Other Current Assets	Other Long- Term Assets	Other Current Liabilities	Other Long- Term Liabilities
Foreign currency exchange contracts:
A$ operating fixed forwards	$—	$—	$36	$60
NZ$ operating fixed forwards	1	—	—	—
Diesel fixed forwards	3	1	—	—

Total derivative instruments (Notes 19 and 21)	$4	$1	$36	$60

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

The following tables show the location and amount of gains (losses) reported in the Company’s Consolidated Financial Statements related to the Company’s cash flow hedges.

	Foreign Currency		Diesel Forward		Forward Starting
	Exchange Contracts		Contracts		Swaps
	2014	2013	2014	2013	2014	2013
For the three months ended March 31,
Cash flow hedging relationships:
Gain (loss) recognized in other comprehensive income (effective portion)	$34	$18	$(2)	$3	$—	$—
Gain (loss) reclassified from Accumulated other comprehensive income into income (effective portion) (1)	5	38	—	1	(5)	(3)
Gain (loss) reclassified from Accumulated other comprehensive income into income (ineffective portion) (2)	—	—	—	3	—	—

(1)	The gain (loss) for the effective portion of the foreign exchange and diesel cash flow hedges reclassified from Accumulated other comprehensive income (loss) is included in Costs applicable to sales. The realized loss for the effective portion of the forward starting swaps reclassified from Accumulated other comprehensive income (loss) is included in Interest Expense.
(2)	The ineffective portion recognized for cash flow hedges is included in Other Income, net.

The amount to be reclassified from Accumulated other comprehensive income, net of tax to income for derivative instruments during the next 12 months is a loss of approximately $5.

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

London Metal Exchange (“LME”) copper prices averaged $3.19 per pound during the first quarter of 2014, compared with the Company’s recorded average provisional price of $3.12 per pound before mark-to-market adjustments and treatment and refining charges. During the first quarter of 2014, changes in copper prices resulted in a provisional pricing mark-to-market loss of $17 ($0.37 per pound). At March 31, 2014, Newmont had copper sales of 63 million pounds priced at an average of $3.02 per pound, subject to final pricing over the next several months.

The average London P.M. fix for gold was $1,293 per ounce during the first quarter of 2014, compared to the Company’s recorded average provisional price of $1,292 per ounce before mark-to-market adjustments and treatment and refining charges. During the first quarter of 2014, changes in gold prices resulted in a provisional pricing mark-to-market gain of $4 ($4 per ounce). At March 31, 2014, Newmont had gold sales of 130,000 ounces priced at an average of $1,295 per ounce, subject to final pricing over the next several months.

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

NOTE 16 INVESTMENTS

	At March 31, 2014
	Cost/Equity	Unrealized		Fair/Equity
	Basis	Gain	Loss	Basis
Current:
Marketable Equity Securities:
Gabriel Resources Ltd.	$36	$6	$—	$42
Other	28	15	(2)	41

	$64	$21	$(2)	$83

Long-term:
Marketable Debt Securities:
Asset backed commercial paper	$22	$1	$—	$23
Auction rate securities	8	—	(3)	5

	30	1	(3)	28

Marketable Equity Securities:
Regis Resources Ltd.	165	39	—	204
Other	20	5	(1)	24

	185	44	(1)	228

Other investments, at cost	20	—	—	20
Investment in Affiliates:
Euronimba Ltd.	3	—	—	3
Minera La Zanja S.R.L.	98	—	—	98
Novo Resources Corp.	16	—	—	16

	$352	$45	$(4)	$393

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

In March 2014, the Company sold its investment in Paladin Energy Ltd. for $25, resulting in a pre-tax gain of $4 recorded in Other income, net.

The following tables present the gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by length of time that the individual securities have been in a continuous unrealized loss position:

	Less than 12 Months		12 Months or Greater		Total
At March 31, 2014	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Marketable equity securities	$3	$2	$—	$—	$3	$2
Auction rate securities	—	—	5	3	5	3

	$3	$2	$5	$3	$8	$5

	Less than 12 Months		12 Months or Greater		Total
At December 31, 2013	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Marketable equity securities	$54	$4	$—	$—	$54	$4
Auction rate securities	—	—	5	3	5	3

	$54	$4	$5	$3	$59	$7

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

While the fair value of the Company’s investment in auction rate securities is below its cost, the Company views this decline as temporary. The Company has the ability and intends to hold its investment in auction rate securities until maturity or such time that the market recovers and therefore considers this loss temporary.

NOTE 17 INVENTORIES

	At March 31,	At December 31,
	2014	2013
In-process	$120	$97
Concentrate	184	108
Precious metals	20	26
Materials, supplies and other	490	486

	$814	$717

The Company recorded write-downs of $1 and $1, classified as components of Costs applicable to sales and Amortization, respectively, for the first quarter of 2014, to reduce the carrying value of Yanacocha’s inventories to net realizable value.

NOTE 18 STOCKPILES AND ORE ON LEACH PADS

	At March 31,	At December 31,
	2014	2013
Current:
Stockpiles	$513	$580
Ore on leach pads	247	225

	$760	$805

Long-term:
Stockpiles	$2,511	$2,434
Ore on leach pads	212	246

	$2,723	$2,680

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

	At March 31,	At December 31,
	2014	2013
Stockpiles and ore on leach pads:
Carlin	$433	$439
Phoenix	113	109
Twin Creeks	319	327
La Herradura	66	57
Yanacocha	405	504
Boddington	314	304
Tanami	10	12
Jundee	8	7
Waihi	1	2
Kalgoorlie	112	107
Batu Hijau	1,328	1,290
Ahafo	315	292
Akyem	59	35

	$3,483	$3,485

The Company recorded write-downs of $110 and $35, classified as components of Costs applicable to sales and Amortization, respectively, for the first quarter of 2014 to reduce the carrying value of stockpiles and ore on leach pads to net realizable value. Of the write-downs in 2014, $24 are related to Carlin, $2 to Twin Creeks, $54 to Yanacocha, $30 to Boddington and $35 to Batu Hijau.

NOTE 19 OTHER ASSETS

	At March 31,	At December 31,
	2014	2013
Other current assets:
Refinery metal inventory and receivable	$947	$679
Prepaid assets	265	157
Other refinery metal receivables	105	130
Derivative instruments	4	4
Other	30	36

	$1,351	$1,006

Other long-term assets:
Income tax receivable	$254	$229
Goodwill	132	132
Intangible assets	117	98
Prepaid royalties	103	103
Restricted cash	99	95
Debt issuance costs	65	62
Prepaid maintenance costs	34	31
Derivative instruments	2	1
Other	75	98

	$881	$849

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

NOTE 20 DEBT

Scheduled minimum debt repayments are $623 for the remainder of 2014, $161 in 2015, $221 in 2016, $771 in 2017, $1 in 2018 and $5,105 thereafter.

Term Loan and Revolver Extension

On March 31, 2014, the Company entered into a $575 uncollateralized term loan facility with a syndicate of banks. The term loan allows for a single drawing any business day on or prior to July 15, 2014 (the “Funding Date”) and will mature five years after the Funding Date. Borrowings under the facility will bear interest at LIBOR plus a margin ranging from 0.875% to 1.65%. Fees and other debt issuance costs related to the facility will be capitalized and amortized over the term of the debt. Proceeds from the term loan are expected to be used to retire the $575 of maturing convertible debt in July 2014. There are no borrowings outstanding under the facility at March 31, 2014.

On March 31, 2014, the Company’s Corporate Revolving Credit Facility was amended to extend the facility two years to 2019. The available capacity under the Corporate Revolving Credit Facility remains at $3,000. There are no borrowings outstanding under the facility at March 31, 2014.

NOTE 21 OTHER LIABILITIES

	At March 31,	At December 31,
	2014	2013
Other current liabilities:
Refinery metal payable	$947	$679
Accrued operating costs	156	157
Reclamation and remediation liabilities	96	98
Interest	82	74
Deferred income tax	74	74
Accrued capital expenditures	46	72
Royalties	32	58
Derivative instruments	25	36
Holt property royalty	14	15
Taxes other than income and mining	11	6
Other	49	44

	$1,532	$1,313

Other long-term liabilities:
Holt property royalty	$142	$119
Income and mining taxes	71	70
Power supply agreements	40	39
Derivative instruments	34	60
Boddington contingent consideration	10	10
Other	42	44

	$339	$342

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

NOTE 22 CHANGES IN EQUITY

	Three Months Ended March 31,
	2014	2013
Common stock:
At beginning of period	$789	$787
Redemption of Exchangeable Shares	8	—
Stock based awards	1	1

At end of period	798	788

Additional paid-in capital:
At beginning of period	8,441	8,330
Redemption of Exchangeable Shares	(8)	—
Stock based awards	25	29
Sale of noncontrolling interests	—	48

At end of period	8,458	8,407

Accumulated other comprehensive income (loss):
At beginning of period	(182)	490
Other comprehensive income (loss)	(23)	(61)

At end of period	(205)	429

Retained earnings:
At beginning of period	945	4,166
Net income (loss) attributable to Newmont stockholders	100	314
Dividends Paid	(77)	(211)

At end of period	968	4,269

Noncontrolling interests:
At beginning of period	2,916	3,175
Net income (loss) attributable to noncontrolling interests	(52)	42
Sale of noncontrolling interests, net	—	15
Other comprehensive income	(2)	(1)

At end of period	2,862	3,231

Total equity	$12,881	$17,124

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

NOTE 23 RECLASSIFICATIONS OUT OF ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

	Unrealized gain on marketable securities, net	Foreign currency translation adjustments	Pension and other post- retirement benefit adjustments	Changes in fair value of cash flow hedge instruments	Total
December 31, 2013	$(35)	$145	$(124)	$(168)	$(182)
Change in other comprehensive income (loss) before reclassifications	(29)	(3)	—	9	(23)
Reclassifications from accumulated other comprehensive income (loss)	(2)	—	2	—	—

Net current-period other comprehensive income (loss)	(31)	(3)	2	9	(23)

March 31, 2014	$(66)	$142	$(122)	$(159)	$(205)

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)		Affected Line Item in the Condensed Consolidated Statement of Income (Loss)
	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013
Marketable securities adjustments:
Sale of marketable securities	$(4)	$—	Other income, net
Impairment of marketable securities	1	4	Other income, net

Total before tax	(3)	4
Tax benefit (expense)	1	(1)

Net of tax	$(2)	$3

Pension liability adjustments:
Amortization, net	$3	$8	(1)

Total before tax	3	8
Tax (expense) benefit	(1)	(3)

Net of tax	$2	$5

Hedge instruments adjustments:
Operating cash flow hedges	$(5)	$(39)	Costs applicable to sales
Forward starting swap hedges	5	3	Interest expense, net

Total before tax	—	(36)
Tax benefit (expense)	—	12

Net of tax	$—	$(24)

Total reclassifications for the period, net of tax	$—	$(16)

(1)	This accumulated other comprehensive income (loss) component is included in General and administrative and costs that benefit the inventory/production process. Refer to Note 2 in the Newmont Annual Report on Form 10-K for the year ended December 31, 2013 for information on costs that benefit the inventory/production process.

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

NOTE 24 NET CHANGE IN OPERATING ASSETS AND LIABILITIES

Net cash provided from operations attributable to the net change in operating assets and liabilities is composed of the following:

	Three Months Ended March 31,
	2014	2013
Decrease (increase) in operating assets:
Trade and accounts receivable	$(16)	$115
Inventories, stockpiles and ore on leach pads	(182)	(228)
EGR refinery assets	(256)	308
Other assets	(50)	(21)
Increase (decrease) in operating liabilities:
Accounts payable and other accrued liabilities	(94)	(144)
EGR refinery liabilities	256	(308)
Reclamation liabilities	(8)	(9)

	$(350)	$(287)

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

In April 2013, the Company merged one of its subsidiaries into Newmont USA. As a result of the merger, the prior periods presented have been revised to reflect this change as if the transaction had occurred at the beginning of the earliest period presented in accordance with the accounting guidance for business combinations between entities under common control. Additionally, the changes related to the revisions as described in Note 2 have also been included herein.

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

	Three Months Ended March 31, 2014
					Newmont
	Newmont				Mining
	Mining	Newmont	Other		Corporation
Condensed Consolidating Statement of Income	Corporation	USA	Subsidiaries	Eliminations	Consolidated
Sales	$—	$500	$1,264	$—	$1,764
Costs and expenses
Costs applicable to sales (1)	—	298	785	—	1,083
Amortization	1	54	243	—	298
Reclamation and remediation	—	2	18	—	20
Exploration	—	4	30	—	34
Advanced projects, research and development	—	11	31	—	42
General and administrative	—	19	26	—	45
Other expense, net	—	6	46	—	52

	1	394	1,179	—	1,574

Other income (expense)
Other income, net	(1)	60	(13)	—	46
Interest income—intercompany	30	—	2	(32)	—
Interest expense—intercompany	(2)	—	(30)	32	—
Interest expense, net	(82)	(1)	(10)	—	(93)

	(55)	59	(51)	—	(47)

Income before income and mining tax and other items	(56)	165	34	—	143
Income and mining tax expense	29	(38)	(69)	—	(78)
Equity income (loss) of affiliates	127	(151)	(17)	41	—

Income from continuing operations	100	(24)	(52)	41	65
Income (loss) from discontinued operations	—	—	(17)	—	(17)

Net income	100	(24)	(69)	41	48
Net income attributable to noncontrolling interests	—	—	66	(14)	52

Net income attributable to Newmont stockholders	$100	$(24)	$(3)	$27	$100

Comprehensive income	$77	$(22)	$(84)	$52	$23
Comprehensive income attributable to noncontrolling interests	—	—	65	(11)	54

Comprehensive income attributable to Newmont stockholders	$77	$(22)	$(19)	$41	$77

(1)	Excludes Amortization and Reclamation and remediation.

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

	Three Months Ended March 31, 2013
					Newmont
	Newmont				Mining
	Mining	Newmont	Other		Corporation
Condensed Consolidating Statement of Income	Corporation	USA	Subsidiaries	Eliminations	Consolidated
Sales	$—	$543	$1,645	$—	$2,188
Costs and expenses
Costs applicable to sales (1)	—	261	796	—	1,057
Amortization	—	48	219	—	267
Reclamation and remediation	—	2	16	—	18
Exploration	—	11	48	—	59
Advanced projects, research and development	—	13	39	—	52
General and administrative	—	30	26	—	56
Other expense, net	—	15	85	—	100

	—	380	1,229	—	1,609

Other income (expense)
Other income, net	—	3	23	—	26
Interest income—intercompany	48	7	5	(60)	—
Interest expense—intercompany	(3)	—	(57)	60	—
Interest expense, net	(65)	(2)	2	—	(65)

	(20)	8	(27)	—	(39)

Income before income and mining tax and other items	(20)	171	389	—	540
Income and mining tax expense	7	(50)	(137)	—	(180)
Equity income (loss) of affiliates	327	114	43	(488)	(4)

Income from continuing operations	314	235	295	(488)	356

Net income	314	235	295	(488)	356
Net income attributable to noncontrolling interests	—	—	(66)	24	(42)

Net income attributable to Newmont stockholders	$314	$235	$229	$(464)	$314

Comprehensive income	$253	$239	$188	$(386)	$294
Comprehensive income attributable to noncontrolling interests	—	—	(66)	25	(41)

Comprehensive income attributable to Newmont stockholders	$253	$239	$122	$(361)	$253

(1)	Excludes Amortization and Reclamation and remediation.

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

	Three Months Ended March 31, 2014
					Newmont
	Newmont				Mining
	Mining	Newmont	Other		Corporation
Condensed Consolidating Statement of Cash Flows	Corporation	USA	Subsidiaries	Eliminations	Consolidated
Operating activities:
Net income (loss)	$100	$(24)	$(69)	$41	$48
Adjustments	(120)	265	385	(45)	485
Net change in operating assets and liabilities	(29)	(45)	(276)	—	(350)

Net cash provided from (used in) continuing operations	(49)	196	40	(4)	183
Net cash used in discontinued operations	—	—	(3)	—	(3)

Net cash provided from (used in) operations	(49)	196	37	(4)	180

Investing activities:
Additions to property, plant and mine development	—	(84)	(151)	—	(235)
Acquisitions, net	—	—	(28)	—	(28)
Sale of marketable securities	25	—	—	—	25
Purchases of marketable securities	—	—	(1)	—	(1)
Proceeds from sale of other assets	—	—	70	—	70
Other	—	3	(12)	—	(9)

Net cash used in investing activities	25	(81)	(122)	—	(178)

Financing activities:
Proceeds from debt, net	(7)	—	10	—	3
Net intercompany borrowings (repayments)	108	(219)	111	—	—
Acquisition of noncontrolling interests	—	—	(2)	—	(2)
Dividends paid to common stockholders	(77)	—	(4)	4	(77)
Other	—	—	(4)	—	(4)

Net cash provided from (used in) financing activities	24	(219)	111	4	(80)

Effect of exchange rate changes on cash	—	—	(2)	—	(2)

Net change in cash and cash equivalents	—	(104)	24	—	(80)
Cash and cash equivalents at beginning of period	—	428	1,127	—	1,555

Cash and cash equivalents at end of period	$—	$324	$1,151	$—	$1,475

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

	Three Months Ended March 31, 2013
					Newmont
	Newmont				Mining
	Mining	Newmont	Other		Corporation
Condensed Consolidating Statement of Cash Flows	Corporation	USA	Subsidiaries	Eliminations	Consolidated
Operating activities:
Net income (loss)	$314	$235	$295	$(488)	$356
Adjustments	(308)	(33)	225	486	370
Net change in operating assets and liabilities	4	(186)	(105)	—	(287)

Net cash provided from (used in) continuing operations	10	16	415	(2)	439
Net cash used in discontinued operations	—	—	(6)	—	(6)

Net cash provided from (used in) operations	10	16	409	(2)	433

Investing activities:
Additions to property, plant and mine development	—	(105)	(405)	—	(510)
Acquisitions, net	—	—	(8)	—	(8)
Sale of marketable securities	—	—	1	—	1
Purchases of marketable securities	—	—	(1)	—	(1)
Proceeds from sale of other assets	—	—	25	—	25
Other	—	—	(14)	—	(14)

Net cash used in investing activities	—	(105)	(402)	—	(507)

Financing activities:
Proceeds from debt, net	—	—	80	—	80
Net intercompany borrowings (repayments)	200	(143)	(57)	—	—
Proceeds from stock issuance, net	1	—	—	—	1
Sale of noncontrolling interests	—	—	32	—	32
Acquisition of noncontrolling interests	—	—	(6)	—	(6)
Dividends paid to common stockholders	(211)	—	(2)	2	(211)
Other	—	—	(1)	—	(1)

Net cash provided from (used in) financing activities	(10)	(143)	46	2	(105)

Effect of exchange rate changes on cash	—	—	(4)	—	(4)

Net change in cash and cash equivalents	—	(232)	49	—	(183)
Cash and cash equivalents at beginning of period	—	342	1,219	—	1,561

Cash and cash equivalents at end of period	$—	$110	$1,268	$—	$1,378

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

	At March 31, 2014
					Newmont
	Newmont				Mining
	Mining	Newmont	Other		Corporation
Condensed Consolidating Balance Sheet	Corporation	USA	Subsidiaries	Eliminations	Consolidated
Assets
Cash and cash equivalents	$—	$324	$1,151	$—	$1,475
Trade receivables	—	28	178	—	206
Accounts receivable	—	23	296	—	319
Intercompany receivable	1,925	6,131	4,618	(12,674)	—
Investments	—	1	82	—	83
Inventories	—	161	653	—	814
Stockpiles and ore on leach pads	—	393	367	—	760
Deferred income tax assets	3	140	96	—	239
Other current assets	—	71	1,280	—	1,351

Current assets	1,928	7,272	8,721	(12,674)	5,247
Property, plant and mine development, net	31	3,028	11,122	(43)	14,138
Investments	—	12	381	—	393
Investments in subsidiaries	14,187	4,354	2,855	(21,396)	—
Stockpiles and ore on leach pads	—	468	2,255	—	2,723
Deferred income tax assets	711	301	926	(522)	1,416
Long-term intercompany receivable	3,176	62	377	(3,615)	—
Other long-term assets	50	231	600	—	881

Total assets	$20,083	$15,728	$27,237	$(38,250)	$24,798

Liabilities
Debt	$567	$1	$47	$—	$615
Accounts payable	—	59	404	—	463
Intercompany payable	3,636	4,519	4,519	(12,674)	—
Employee-related benefits	—	113	134	—	247
Income and mining taxes	—	1	26	—	27
Other current liabilities	81	126	1,325	—	1,532

Current liabilities	4,284	4,819	6,455	(12,674)	2,884
Debt	5,562	7	577	—	6,146
Reclamation and remediation liabilities	—	178	1,341	—	1,519
Deferred income tax liabilities	—	25	1,193	(522)	696
Employee-related benefits	5	171	157	—	333
Long-term intercompany payable	213	—	3,445	(3,658)	—
Other long-term liabilities	—	20	319	—	339

Total liabilities	10,064	5,220	13,487	(16,854)	11,917

Equity
Newmont stockholders’ equity	10,019	10,508	9,183	(19,691)	10,019
Noncontrolling interests	—	—	4,567	(1,705)	2,862

Total equity	10,019	10,508	13,750	(21,396)	12,881

Total liabilities and equity	$20,083	$15,728	$27,237	$(38,250)	$24,798

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

	At December 31, 2013
					Newmont
	Newmont				Mining
	Mining	Newmont	Other		Corporation
Condensed Consolidating Balance Sheet	Corporation	USA	Subsidiaries	Eliminations	Consolidated
Assets
Cash and cash equivalents	$—	$428	$1,127	$—	$1,555
Trade receivables	—	21	209	—	230
Accounts receivable	—	23	229	—	252
Intercompany receivable	1,400	6,089	5,672	(13,161)	—
Investments	22	1	55	—	78
Inventories	—	146	571	—	717
Stockpiles and ore on leach pads	—	358	447	—	805
Deferred income tax assets	3	157	86	—	246
Other current assets	—	73	933	—	1,006

Current assets	1,425	7,296	9,329	(13,161)	4,889
Property, plant and mine development, net	32	3,026	11,263	(44)	14,277
Investments	—	7	432	—	439
Investments in subsidiaries	13,982	5,299	2,839	(22,120)	—
Stockpiles and ore on leach pads	—	512	2,168	—	2,680
Deferred income tax assets	694	320	985	(526)	1,473
Long-term intercompany receivable	3,204	62	367	(3,633)	—
Other long-term assets	46	228	575	—	849

Total assets	$19,383	$16,750	$27,958	$(39,484)	$24,607

Liabilities
Debt	$561	$1	$33	$—	$595
Accounts payable	—	80	398	—	478
Intercompany payable	3,092	5,404	4,665	(13,161)	—
Employee-related benefits	—	175	166	—	341
Income and mining taxes	—	—	13	—	13
Other current liabilities	71	161	1,081	—	1,313

Current liabilities	3,724	5,821	6,356	(13,161)	2,740
Debt	5,556	7	582	—	6,145
Reclamation and remediation liabilities	—	176	1,337	—	1,513
Deferred income tax liabilities	—	23	1,138	(526)	635
Employee-related benefits	5	169	149	—	323
Long-term intercompany payable	196	—	3,481	(3,677)	—
Other long-term liabilities	—	20	322	—	342

Total liabilities	9,481	6,216	13,365	(17,364)	11,698

Equity
Newmont stockholders’ equity	9,902	10,534	9,984	(20,427)	9,993
Noncontrolling interests	—	—	4,609	(1,693)	2,916

Total equity	9,902	10,534	14,593	(22,120)	12,909

Total liabilities and equity	$19,383	$16,750	$27,958	$(39,484)	$24,607

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

	Three Months Ended March 31, 2013
	Newmont Mining Corporation			Newmont USA			Other Subsidiaries			Eliminations
Condensed Consolidating Statement of Income	As Previously Presented	Change	As Currently Presented	As Previously Presented	Change	As Currently Presented	As Previously Presented	Change	As Currently Presented	As Previously Presented	Change	As Currently Presented
Sales	$—	$—	$—	$488	$55	$543	$1,689	$(44)	$1,645	$—	$—	$—
Costs and expenses
Costs applicable to sales	—	—	—	220	41	261	824	(28)	796	—	—	—
Amortization	—	—	—	40	8	48	227	(8)	219	—	—	—
Reclamation and remediation	—	—	—	2	—	2	16	—	16	—	—	—
Exploration	—	—	—	8	3	11	51	(3)	48	—	—	—
Advanced projects, research and development	—	—	—	12	1	13	40	(1)	39	—	—	—
General and administrative	—	—	—	30	—	30	26	—	26	—	—	—
Other expense, net	—	—	—	16	(1)	15	84	1	85	—	—	—

	—	—	—	328	52	380	1,268	(39)	1,229	—	—	—

Other income (expense)
Other income, net	—	—	—	4	(1)	3	22	1	23	—	—	—
Interest income—intercompany	48	—	48	7	—	7	(2)	7	5	(53)	(7)	(60)
Interest expense—intercompany	(3)	—	(3)	—	—	—	(50)	(7)	(57)	53	7	60
Interest expense, net	(65)	—	(65)	(2)	—	(2)	2	—	2	—	—	—

	(20)	—	(20)	9	(1)	8	(28)	1	(27)	—	—	—

Income (loss) before income and mining tax and other items	(20)	—	(20)	169	2	171	393	(4)	389	—	—	—
Income and mining tax benfit (expense)	7	—	7	(50)	—	(50)	(138)	1	(137)	—	—	—
Equity income (loss) of affiliates	328	(1)	327	115	(1)	114	43	—	43	(490)	2	(488)

Income from continuing operations	315	(1)	314	234	1	235	298	(3)	295	(490)	2	(488)

Net income	315	(1)	314	234	1	235	298	(3)	295	(490)	2	(488)
Net income attributable to noncontrolling interests	—	—	—	—	—	—	(67)	1	(66)	25	(1)	24

Net income attributable to Newmont stockholders	$315	$(1)	$314	$234	$1	$235	$231	$(2)	$229	$(465)	$1	$(464)

Comprehensive income	$254	$(1)	$253	$238	$1	$239	$190	$(2)	$188	$(387)	$1	$(386)
Comprehensive income attributable to noncontrolling interests	—	—	—	—	—	—	(66)	—	(66)	25	—	25

Comprehensive income attributable to Newmont stockholders	$254	$(1)	$253	$238	$1	$239	$124	$(2)	$122	$(362)	$1	$(361)

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

	As of the Three Months Ended March 31, 2013
	Newmont Mining Company			Newmont USA			Other Subsidiaries			Eliminations
Condensed Consolidating Statement of Cash Flows	As Previously Presented	Change	As Revised	As Previously Presented	Change	As Revised	As Previously Presented	Change	As Revised	As Previously Presented	Change	As Revised
Operating activities:
Net income (loss)	$315	$(1)	$314	$234	$1	$235	$298	$(3)	$295	$(490)	$2	$(488)
Adjustments	(310)	2	(308)	(42)	9	(33)	234	(9)	225	488	(2)	486
Net change in operating assets and liabilities	4	—	4	(171)	(15)	(186)	(121)	16	(105)	—	—	—

Net cash provided from (used in) continuing operations	9	1	10	21	(5)	16	411	4	415	(2)	—	(2)
Net cash used in discontinued operations	—	—	—	—	—	—	(6)	—	(6)	—	—	—

Net cash provided from (used in) operations	9	1	10	21	(5)	16	405	4	409	(2)	—	(2)

Investing activities:
Additions to property, plant and mine development	—	—	—	(88)	(17)	(105)	(422)	17	(405)	—	—	—
Acquisitions, net	—	—	—	—	—	—	(8)	—	(8)	—	—	—
Sale of marketable securities	—	—	—	—	—	—	1	—	1	—	—	—
Purchases of marketable securities	—	—	—	—	—	—	(1)	—	(1)	—	—	—
Proceeds from sale of other assets	—	—	—	—	—	—	25	—	25	—	—	—
Other	—	—	—	—	—	—	(14)	—	(14)	—	—	—

Net cash used in investing activities	—	—	—	(88)	(17)	(105)	(419)	17	(402)	—	—	—

Financing activities:
Net borrowings (repayments)	—	—	—	—	—	—	80	—	80	—	—	—
Net intercompany borrowings (repayments)	201	(1)	200	(165)	22	(143)	(36)	(21)	(57)	—	—	—
Proceeds from stock issuance, net	1	—	1	—	—	—	—	—	—	—	—	—
Sale of noncontrolling interests	—	—	—	—	—	—	32	—	32	—	—	—
Acquisition of noncontrolling interests	—	—	—	—	—	—	(6)	—	(6)	—	—	—
Dividends paid to common stockholders	(211)	—	(211)	—	—	—	(2)	—	(2)	2	—	2
Other	—	—	—	—	—	—	(1)	—	(1)	—	—	—

Net cash provided from (used in) financing activities	(9)	(1)	(10)	(165)	22	(143)	67	(21)	46	2	—	2

Effect of exchange rate changes on cash	—	—	—	—	—	—	(4)	—	(4)	—	—	—

Net change in cash and cash equivalents	—	—	—	(232)	—	(232)	49	—	49	—	—	—
Cash and cash equivalents at beginning of period	—	—	—	342	—	342	1,219	—	1,219	—	—	—

Cash and cash equivalents at end of period	$—	$—	$—	$110	$—	$110	$1,268	$—	$1,268	$—	$—	$—

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

	At December 31, 2013
Condensed Consolidating Balance Sheet	Newmont Mining Corporation			Newmont USA			Other Subsidiaries			Eliminations
	As Previously Presented	Change	As Revised	As Previously Presented	Change	As Revised	As Previously Presented	Change	As Revised	As Previously Presented	Change	As Revised
Assets
Cash and cash equivalents	$—	$—	$—	$428	$—	$428	$1,127	$—	$1,127	$—	$—	$—
Trade receivables	—	—	—	21	—	21	209	—	209	—	—	—
Accounts receivable	—	—	—	23	—	23	229	—	229	—	—	—
Intercompany receivable	1,400	—	1,400	6,089	—	6,089	5,672	—	5,672	(13,161)	—	(13,161)
Investments	22	—	22	1	—	1	55	—	55	—	—	—
Inventories	—	—	—	146	—	146	571	—	571	—	—	—
Stockpiles and ore on leach pads	—	—	—	358	—	358	425	22	447	—	—	—
Deferred income tax assets	3	—	3	164	(7)	157	86	—	86	—	—	—
Other current assets	—	—	—	73	—	73	933	—	933	—	—	—

Current assets	1,425	—	1,425	7,303	(7)	7,296	9,307	22	9,329	(13,161)	—	(13,161)
Property, plant and mine development, net	32	—	32	3,026	—	3,026	11,263	—	11,263	(44)	—	(44)
Investments	—	—	—	7	—	7	432	—	432	—	—	—
Investments in subsidiaries	14,130	(148)	13,982	5,306	(7)	5,299	2,839	—	2,839	(22,275)	155	(22,120)
Stockpiles and ore on leach pads	—	—	—	512	—	512	2,211	(43)	2,168	—	—	—
Deferred income tax assets	694	—	694	459	(139)	320	980	5	985	(526)	—	(526)
Long-term intercompany receivable	3,204	—	3,204	62	—	62	367	—	367	(3,633)	—	(3,633)
Other long-term assets	46	—	46	223	5	228	575	—	575	—	—	—

Total assets	$19,531	$(148)	$19,383	$16,898	$(148)	$16,750	$27,974	$(16)	$27,958	$(39,639)	$155	$(39,484)

Liabilities
Debt	$561	$—	$561	$1	$—	$1	$33	$—	$33	$—	$—	$—
Accounts payable	—	—	—	80	—	80	398	—	398	—	—	—
Intercompany payable	3,092	—	3,092	5,404	—	5,404	4,665	—	4,665	(13,161)	—	(13,161)
Employee-related benefits	—	—	—	175	—	175	166	—	166	—	—	—
Income and mining taxes	—	—	—	—	—	—	13	—	13	—	—	—
Other current liabilities	71	—	71	161	—	161	1,081	—	1,081	—	—	—

Current liabilities	3,724	—	3,724	5,821	—	5,821	6,356	—	6,356	(13,161)	—	(13,161)
Debt	5,556	—	5,556	7	—	7	582	—	582	—	—	—
Reclamation and remediation liabilities	—	—	—	176	—	176	1,337	—	1,337	—	—	—
Deferred income tax liabilities	—	—	—	23	—	23	1,138	—	1,138	(526)	—	(526)
Employee-related benefits	5	—	5	169	—	169	151	(2)	149	—	—	—
Long-term intercompany payable	196	—	196	—	—	—	3,481	—	3,481	(3,677)	—	(3,677)
Other long-term liabilities	—	—	—	20	—	20	322	—	322	—	—	—

Total liabilities	9,481	—	9,481	6,216	—	6,216	13,367	(2)	13,365	(17,364)	—	(17,364)

Equity
Newmont stockholders’ equity	10,050	(148)	9,902	10,682	(148)	10,534	9,991	(7)	9,984	(20,582)	155	(20,427)
Noncontrolling interests	—	—	—	—	—	—	4,616	(7)	4,609	(1,693)	—	(1,693)

Total equity	10,050	(148)	9,902	10,682	(148)	10,534	14,607	(14)	14,593	(22,275)	155	(22,120)

Total liabilities and stockholders’ equity	$19,531	$(148)	$19,383	$16,898	$(148)	$16,750	$27,974	$(16)	$27,958	$(39,639)	$155	$(39,484)

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

Operating Segments

The Company’s operating segments are identified in Note 4. Except as noted in this paragraph, all of the Company’s commitments and contingencies specifically described in this Note 26 relate to the Corporate and Other reportable segment. The Yanacocha matters relate to the Yanacocha reportable segment. The Minera Penmont matters relate to the La Herradura reporting segment. The PTNNT matters relate to the Batu Hijau reportable segment.

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

Estimated future reclamation costs are based principally on legal and regulatory requirements. At March 31, 2014 and December 31, 2013, $1,441 and $1,432, respectively, were accrued for reclamation costs relating to currently or recently producing mineral properties in accordance with asset retirement obligation guidance. The current portions of $64 and $66 at March 31, 2014 and December 31, 2013, respectively, are included in Other current liabilities.

In addition, the Company is involved in several matters concerning environmental obligations associated with former mining activities. Generally, these matters concern developing and implementing remediation plans at the various sites involved. The Company believes that the related environmental obligations associated with these sites are similar in nature with respect to the development of remediation plans, their risk profile and the compliance required to meet general environmental standards. Based upon the Company’s best estimate of its liability for these matters, $174 and $179 were accrued for such obligations at March 31, 2014 and December 31, 2013, respectively. These amounts are included in Other current liabilities and Reclamation and remediation liabilities. Depending upon the ultimate resolution of these matters, the Company believes that it is reasonably possible that the liability for these matters could be as much as 133% greater or 1% lower than the amount accrued at March 31, 2014. The amounts accrued are reviewed periodically based upon facts and circumstances available at the time. Changes in estimates are recorded in Reclamation and remediation in the period estimates are revised.

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

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

Minera Penmont- 44% Newmont Owned

Newmont owns a 44% interest in the La Herradura joint venture and related gold properties (Herradura, Soledad-Dipolos and Noche Buena), which are located in the Sonora desert. La Herradura is operated by Fresnillo PLC (“Fresnillo”) through Minera Penmont S. de R.L. de C.V. (“Minera Penmont”) and Fresnillo owns the remaining 56% interest. Soledad-Dipolos commenced operations in January 2010. In 2009 five members of the El Bajio agrarian community in the state of Sonora (the “Claimants”), who claim rights over certain surface land in the proximity of the operations of Minera Penmont, lodged a legal claim with the Unitarian Agrarian Court of Hermosillo, Sonora to have Minera Penmont vacate an area of this surface land and associated claims. The land in dispute encompasses a portion of surface area where part of the operations of Dipolos, one of Minera Penmont’s three operating mines, is located as well as the processing plant for both the Dipolos mine and the Soledad mine. Minera Penmont’s mining concessions are held by way of separate title to that relating to the surface land. In September 2012, the Claimants obtained a ruling on the surface property dispute in their favor by the Mexican Supreme Court and in July 2013, a magistrate ordered Minera Penmont to vacate the property at issue, requiring cessation of production at the Dipolos operations. Minera Penmont has initiated legal proceedings to seek the expropriation of the disputed land in its favor, a process defined under Federal law in Mexico. Claimants also obtained temporary suspension of all of Minera Penmont’s explosives permits. On February 26, 2014, Fresnillo announced that the Mexican Ministry of Defense granted an explosives permit for the Herradura and Noche Buena mining units. Minera Penmont intends to vigorously contest this matter, but cannot reasonably predict the outcome.

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

On September 24, 2012, NWG served a summons and complaint on NMC, and then amended the complaint to add Newmont Canada Holdings ULC as a defendant. The complaint also named Fronteer Gold Inc and Mark O’Dea as defendants. The complaint sought rescission of the merger between Fronteer and NewWest Gold and $750 in damages. In August 2013 the Supreme Court of New York, New York County issued an order granting the defendants’ motion to dismiss on forum non conveniens. Subsequently, NWG filed a notice of appeal of the decision and then a notice of dismissal of the appeal on March 24, 2013.

On February 26, 2014, NWG filed a lawsuit in Ontario Superior Court of Justice against Fronteer Gold Inc., Newmont Mining Corporation, Newmont Canada Holdings ULC, Newmont FH B.V. and Mark O’Dea. The Ontario Complaint is based upon the same allegations contained in the New York lawsuit with claims for fraud and negligent misrepresentation. NWG seeks disgorgement of profits since the close of the NWG deal on September 24, 2007 and punitive damages.

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

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

(dollars in millions, except per share, per ounce and per pound amounts)

As part of its ongoing business and operations, the Company and its affiliates are required to provide surety bonds, bank letters of credit and bank guarantees as financial support for various purposes, including environmental reclamation, exploration permitting, workers compensation programs and other general corporate purposes. At March 31, 2014 and December 31, 2013, there were $1,803 and $1,807, respectively, of outstanding letters of credit, surety bonds and bank guarantees. The surety bonds, letters of credit and bank guarantees reflect fair value as a condition of their underlying purpose and are subject to fees competitively determined in the market place. The obligations associated with these instruments are generally related to performance requirements that the Company addresses through its ongoing operations. As the specific requirements are met, the beneficiary of the associated instrument cancels and/or returns the instrument to the issuing entity. Certain of these instruments are associated with operating sites with long-lived assets and will remain outstanding until closure. Generally, bonding requirements associated with environmental regulation are becoming more restrictive. However, the Company believes it is in compliance with all applicable bonding obligations and will be able to satisfy future bonding requirements through existing or alternative means, as they arise.

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

The following discussion provides information that management believes is relevant to an assessment and understanding of the consolidated financial condition and results of operations of Newmont Mining Corporation and its subsidiaries (collectively, “Newmont,” the “Company,” “our” and “we”). We use certain non-GAAP financial performance measures in our MD&A. For a detailed description of each of the non-GAAP financial measures used in this MD&A, please see the discussion under “Non-GAAP Financial Performance Measures” beginning on page 58. References to “A$” refer to Australian currency, “C$” to Canadian currency and “NZ$” to New Zealand currency.

This item should be read in conjunction with our interim unaudited Condensed Consolidated Financial Statements and the notes thereto included in this quarterly report. Additionally, the following discussion and analysis should be read in conjunction with Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations and the consolidated financial statements included in Part II of our Annual Report on Form 10-K for the year ended December 31, 2013 filed February 20, 2014.

Overview

Newmont is one of the world’s largest gold producers and is the only gold company included in the S&P 500 Index and the Fortune 500, and has been included in the Dow Jones Sustainability World Index for seven consecutive years. We have adopted the World Gold Council’s Conflict-Free Gold Policy. We are also engaged in the exploration for and acquisition of gold and gold/copper properties. We have significant operations and/or assets in the United States, Mexico, Peru, Australia, New Zealand, Indonesia, and Ghana.

Our vision is to be the most valued and respected mining company through industry leading performance. First quarter 2014 highlights are included below and discussed further in Results of Consolidated Operations.

Operating highlights

•	Sales of $1,764;

•	Average realized gold and copper price of $1,293 per ounce and $2.50 per pound;

•	Consolidated gold production of 1.3 million ounces (1.2 million attributable ounces) at Costs applicable to sales of $751 per ounce;

•	Consolidated copper production of 35 thousand tonnes (24 thousand attributable tonnes) at Costs applicable to sales of $2.71 per pound; and

•	Gold and copper operating margin (see “Non-GAAP Financial Measures” on page 58) of $542 per ounce and $(0.21) per pound, respectively.

Our global project pipeline.

Approximately 90% of our consolidated capital expenditures in 2014 will be allocated to sustaining capital. Only projects that create value, lower costs and extend mine life, such as the Turf Vent Shaft in Nevada, will be implemented, in keeping with the strategy to strengthen the portfolio. We manage our wider project portfolio to maintain flexibility to address the development risks associated with our projects including permitting, local community and government support, engineering and procurement availability, technical issues, escalating costs and other associated risks that could adversely impact the timing and costs of certain opportunities.

Our opportunities in or near the Execution phase of development comprise a part of the Company’s growth strategy and include the Turf Ventilation Shaft project in Nevada, the Conga project in Peru, and potentially the Merian project in Suriname, as described further below.

Turf Vent Shaft, Nevada. The Turf No. 3 Vent Shaft Project is in the construction phase and is planned to achieve commercial production in late 2015. Capital costs for the project are estimated at approximately $400. The Turf No.3 Vent Shaft project provides the ventilation required to increase production, decrease mine costs, and to unlock an additional 3 million ounces of resource in greater Leeville over the 11 year mine life.

Merian, Suriname. On February 19, 2014 we completed the acquisition of the remaining 20% minority interest in the Merian project. The Mineral and Partnership Agreements were signed by Newmont’s indirect subsidiary, Suriname Gold Company, LLC, and the Government of Suriname on November 22, 2013. The project feasibility study is now complete and subject to a final review process before being submitted to the Board of Directors for full funding consideration in the second quarter of 2014. If approved, the project will allow Newmont to pursue a new district with upside potential and the opportunity to grow and extend the operating life of the South American region. Initial estimated gold production (on a 100% basis) of 350,000 to 450,000 ounces is expected per year, once Merian comes into production. At December 31, 2013, we reported 3.4 million attributable ounces of gold reserves at Merian.

Conga, Peru. Due to local political and community protests, construction and development activities at the Conga project were largely suspended in November 2011. The results of the Peruvian Central Government initiated Environmental Impact Assessment (“EIA”) independent review were announced on April 20, 2012 and confirmed our initial EIA met Peruvian and International standards. The review made recommendations to provide additional water capacity and social funds, which we have largely accepted. We announced our decision to move the project forward on a “water first” approach on June 22, 2012. We anticipate spending in 2014 to be approximately $80, focusing on building access roads and permitting work around the Perol water reservoir, and gaining further social acceptance for the project. Total property, plant and mine development was $1,615 at March 31, 2014. At December 31, 2013 we reported 6.4 million attributable ounces of gold reserves and 1,690 million attributable pounds of copper reserves at Conga. Construction of Conga and the implementation of the independent EIA review recommendations will continue provided it can be done in a safe manner with risk-adjusted returns that justify future investment. Should we be unable to continue with the current development plan at Conga, we may reprioritize and reallocate capital to other alternatives, which may result in a potential accounting impairment. See Item1A, Risk Factors in Newmont’s Annual Report on Form 10-K for the year ended December 31, 2013 filed February 20, 2014 for a description of political risks related to the project’s development.

We continue to advance earlier stage development assets through our project pipeline in our five operating regions. The exploration, construction and operation of these earlier stage development assets may require significant funding if they go into execution. Three of our top development prospects are described further below:

Long Canyon, Nevada. The project is in the definition stage of development and we continue to develop our understanding of Long Canyon and the district. We have submitted the Plan-of-Operations to the Bureau of Land Management in support of our Environmental Impact Statement (“EIS”) and continue to progress the exploration program. At December 31, 2013, we reported 1.0 million attributable ounces of gold reserves at Long Canyon. We anticipate the definition stage engineering and permitting to be completed by the end of 2014.

Subika Underground, Ghana. Subika Underground is in the selection stage of development as work continues to optimize the mine plan and reduce costs. The project is expected to produce approximately 200,000 ounces of gold per year and an investment decision is expected in late 2015 or 2016.

Ahafo Mill Expansion, Ghana. We continue to evaluate development alternatives for this project. Current engineering efforts are focused on reducing the scale of the project. The potential improved economics and feasibility of the project will be assessed by the end of 2014.

Selected Financial and Operating Results

	Three Months Ended March 31,
	2014	2013
Sales	$1,764	$2,188
Income from continuing operations	$65	$356
Net income	$48	$356
Net income attributable to Newmont stockholders	$100	$314
Per common share, basic:
Income from continuing operations attributable to Newmont stockholders	$0.23	$0.63
Net income attributable to Newmont stockholders	$0.20	$0.63
Adjusted net income (1)	$108	$353
Adjusted net income per share (1)	$0.22	$0.70
Consolidated gold ounces (thousands)
Produced	1,292	1,281
Sold(2)	1,278	1,252
Consolidated copper pounds (millions)
Produced	77	65
Sold	45	47
Consolidated copper tonnes (thousands)
Produced	35	29
Average price realized, net:
Gold (per ounce)	$1,293	$1,631
Copper (per pound)	$2.50	$3.12
Consolidated costs applicable to sales:(3)
Gold (per ounce)	$751	$760
Copper (per pound)	$2.71	$2.27
Attributable costs applicable to sales:(1)
Gold (per ounce)	$722	$781
Copper (per pound)	$2.63	$2.34
Operating margin(1)
Gold (per ounce)	$542	$871
Copper (per pound)	$(0.21)	$0.85

(1)	See “Non-GAAP Financial Measures” on page 58.
(2)	Excludes development ounces.
(3)	Excludes Amortization and Reclamation and remediation.

Consolidated Financial Results

Net income attributable to Newmont stockholders for the first quarter of 2014 was $100, or $0.20 per share, compared to $314, or $0.63 per share, for the first quarter of 2013. Results for the first quarter of 2014 compared to the first quarter of 2013 were impacted by lower average realized gold and copper prices and higher gold and copper unit costs partially offset by the gain on asset sales and higher gold sales.

Gold Sales decreased 19% in the first quarter of 2014 compared to the first quarter of 2013 due to lower average realized gold price partially offset by increased sales volume. The following analysis summarizes the changes in consolidated gold sales:

	Three Months Ended March 31,
	2014	2013
Consolidated gold sales:
Gross before provisional pricing	$1,651	$2,043
Provisional pricing mark-to-market	4	3

Gross after provisional pricing	1,655	2,046
Treatment and refining charges	(4)	(4)

Net	$1,651	$2,042

Consolidated gold ounces sold (thousands):	1,278	1,252
Average realized gold price (per ounce):
Gross before provisional pricing	$1,292	$1,632
Provisional pricing mark-to-market	4	2

Gross after provisional pricing	1,296	1,634
Treatment and refining charges	(3)	(3)

Net	$1,293	$1,631

The change in consolidated gold sales is due to:

Three Months Ended
March 31,
2014 vs. 2013
Change in consolidated ounces sold	$41
Change in average realized gold price	(432)

$(391)

Copper Sales decreased 23% in the first quarter of 2014 compared to the first quarter of 2013 due to decreased sales volume and a lower average realized copper price. The following analysis summarizes the changes in consolidated copper sales:

	Three Months Ended March 31,
	2014	2013
Consolidated copper sales:
Gross before provisional pricing	$141	$167
Provisional pricing mark-to-market	(17)	(9)

Gross after provisional pricing	124	158
Treatment and refining charges	(11)	(12)

Net	$113	$146

Consolidated copper pounds sold (millions):	45	47
Average realized copper price (per pound):
Gross before provisional pricing	$3.12	$3.56
Provisional pricing mark-to-market	(0.37)	(0.20)

Gross after provisional pricing	2.75	3.36
Treatment and refining charges	(0.25)	(0.24)

Net	$2.50	$3.12

The change in consolidated copper sales is due to:

Three Months Ended
March 31,
2014 vs. 2013
Change in consolidated pounds sold	$(7)
Change in average realized copper price	(27)
Change in treatment and refining charges	1

$(33)

The following is a summary of consolidated gold and copper sales, net:

	Three Months Ended March 31,
	2014	2013
Gold
North America:
Carlin	$293	$351
Phoenix	70	53
Twin Creeks	132	166
La Herradura	31	90

	526	660

South America:
Yanacocha	265	455
Australia/New Zealand:
Boddington	220	329
Tanami	105	98
Jundee	82	124
Waihi	33	50
Kalgoorlie	118	120

	558	721

Indonesia:
Batu Hijau	8	11
Africa:
Ahafo	141	195
Akyem	153	—

	294	195

	1,651	2,042

Copper
North America:
Phoenix	32	11
Australia/New Zealand:
Boddington	39	65
Indonesia:
Batu Hijau	42	70

	113	146

	$1,764	$2,188

Costs applicable to sales for gold increased in the first quarter of 2014 compared to the first quarter of 2013 due to the addition of Akyem as a new production site and planned stockpile and leach pad inventory adjustments. Costs applicable to sales for copper increased in the first quarter of 2014 compared to the first quarter of 2013 due to costs related to the new Phoenix copper leach facility and planned stockpile inventory adjustments at Boddington and Batu Hijau. For a complete discussion regarding variations in operations, see Results of Consolidated Operations below.

Amortization increased in the first quarter of 2014 compared to the first quarter of 2013 due largely to the portion of the planned stockpile and leach pad inventory adjustments as well as costs related to amortization at Akyem. We expect Amortization expense to be approximately $1,050 to $1,125 in 2014.

The following is a summary of Costs applicable to sales and Amortization by operation:

	Costs Applicable
	to Sales		Amortization
	Three Months Ended March 31,		Three Months Ended March 31,
	2014	2013	2014	2013
Gold
North America:
Carlin	$192	$179	$35	$32
Phoenix	34	41	5	7
Twin Creeks	55	52	11	18
La Herradura	16	40	8	6

	297	312	59	63

South America:
Yanacocha	221	160	101	70
Australia/New Zealand:
Boddington	142	174	25	42
Tanami	55	75	17	16
Jundee	42	54	17	16
Waihi	19	28	5	8
Kalgoorlie	77	75	6	5

	335	406	70	87

Indonesia:
Batu Hijau	8	7	2	2
Africa:
Ahafo	61	66	16	17
Akyem	38	—	21	—

	99	66	37	17

	960	951	269	239

Copper
North America:
Phoenix	26	11	3	2
Australia/New Zealand:
Boddington	40	48	6	10
Indonesia:
Batu Hijau	57	47	13	9

	123	106	22	21

Other
Corporate and other	—	—	7	7

	$1,083	$1,057	$298	$267

Exploration expense decreased $25, or 42% in the first quarter of 2014 compared to the first quarter of 2013 due to a decrease in both brownfields and greenfields expenditures in all our regions.

Advanced projects, research and development expense decreased $10, or 19% in the first quarter of 2014 compared to the first quarter of 2013 due to decreases in North America, primarily Carlin, South America, primarily Yanacocha and in Africa, primarily Ahafo.

We expect combined Exploration and Advanced projects, research and development expenses to be approximately $400 to $450 in 2014. Exploration expense will be focused primarily on Carlin underground and Long Canyon in North America, Yanacocha in South America, Ahafo and Subika in Africa and Tanami in Australia. Advanced projects, research and development expense will be focused primarily on Conga and Verde Bio Leach in South America, La Herradura and North Exodus in North America, Subika in Africa, and Merian in Suriname.

General and administrative expenses decreased $11 in the first quarter of 2014 compared to the first quarter of 2013 primarily due to decreases in salaries and benefits. We expect 2014 General and administrative expenses to be approximately $175 to $200.

Other expense, net was $52 and $100 for the three months ended March 31, 2014 and 2013, respectively. The decrease is mainly due to lower expenses for Community development and Regional administration and higher expenses in the first quarter of 2013 due to the TMAC transaction.

Other income, net was $46 and $26 for the three months ended March 31, 2014 and 2013, respectively. The increase is primarily related to the gain on the sale of Midas in the first quarter of 2014, partially offset by higher foreign currency exchange losses as well as lower dividend as a result of the sale of Canadian Oil Sands in 2013.

Interest expense, net increased by $28 in the first quarter of 2014 compared to the first quarter of 2013 due to decreased capitalized interest. Capitalized interest decreased from capital projects being completed at Akyem and Phoenix copper leach. We now expect 2014 Interest expense, net to be approximately $325 to $350.

Income and mining tax expense during the first quarter of 2014 was $78 resulting in an effective tax rate of 55%. Income and mining tax expense during the first quarter of 2013 was $180 for an effective tax rate of 33%. The effective tax rate in the first quarter of 2014 is different than the effective tax rate in the first quarter of 2013 primarily due to increased valuation allowances and non-cash expense related to the sale of the Midas mine. The effective tax rates in the first quarter of 2014 and 2013 are different from the United States statutory rate of 35% primarily due to valuation allowances, mining tax, U.S. percentage depletion and non-cash expense related to the sale of the Midas mine. For a complete discussion of the factors that influence our effective tax rate, see Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations in Newmont’s Annual Report on Form 10-K for the year ended December 31, 2013 filed February 20, 2014. We now expect the 2014 full year tax rate to be approximately 37% to 40%, assuming an average gold price of $1,300 per ounce for the remainder of the year. We anticipate continued rate volatility due to our sensitivity to gold price, margins and the jurisdictional blend of our income.

Net income attributable to noncontrolling interests decreased to $(52) in the first quarter of 2014 compared to $42 in the first quarter of 2013 as a result of decreased earnings at Minera Yanacocha and Batu Hijau, slightly offset by the TMAC transaction in March 2013.

Income (loss) from discontinued operations includes an increase in the Holt property royalty liability as of March 31, 2014. During the first quarter of 2014, we recorded a charge of $17, net of tax benefits of $8, related to an increase in the gold price, an increase in expected future production and a decrease in discount rates at quarter end. Due to the nature of the sliding scale royalty calculation, changes in expected production and the gold price have a significant impact on the fair value of the liability.

Results of Consolidated Operations

	Gold or Copper Produced		Costs Applicable to Sales(1)		Amortization		All-In Sustaining Costs(3)
	2014	2013	2014	2013	2014	2013	2014	2013
	(ounces in thousands)		($ per ounce)		($ per ounce)		($ per ounce)
Three Months Ended March 31,
Gold
North America	405	436	$726	$766	$145	$155	$958	$1,027
South America	208	285	1,075	576	488	251	1,403	885
Australia/New Zealand	438	421	783	922	162	196	942	1,136
Indonesia	16	14	1,283	993	313	230	2,167	2,000
Africa	225	125	428	555	162	143	616	1,126

Total/Weighted-Average	1,292	1,281	$751	$760	$210	$190	$1,034	$1,121

Attributable to Newmont(2)(3)	1,210	1,165	$722	$781			$1,002	$1,148

Net Attributable to Newmont(3)			$725	$757

	(pounds in millions)		($ per pound)		($ per pound)		($ per pound)
Copper
North America	12	7	$2.39	$3.20	$0.28	$0.63	$2.55	$3.75
Australia/New Zealand	17	18	2.63	2.35	0.41	0.51	3.27	2.95
Indonesia	48	40	2.99	2.05	0.66	0.40	4.63	3.70

Total/Weighted-Average	77	65	$2.71	$2.27	$0.48	$0.46	$3.67	$3.38

Attributable to Newmont(3)	52	45	$2.63	$2.34			$3.43	$3.29

	(tonnes in thousands)
Copper
North America	6	3
Australia/New Zealand	8	8
Indonesia	21	18

Total/Weighted-Average	35	29

Attributable to Newmont(3)	24	20

(1)	Excludes Amortization and Reclamation and remediation.
(2)	Includes 15,000 and 15,000 attributable ounces from our interest in La Zanja in 2014 and 2013, respectively, and 12,000 and 14,000 attributable ounces in 2014 and 2013 from our interest in Duketon.
(3)	See “Non-GAAP Financial Measures” on page 58.

First quarter 2014 compared to 2013

Consolidated gold ounces produced increased 1% due to new production from Akyem in Africa, higher production at Tanami related to higher throughput and ore grade milled, and higher grade, throughput, and recovery at Kalgoorlie partially offset by lower production from Yanacocha. Consolidated copper pounds produced increased 18% due to higher production at Batu Hijau related to higher Phase 6 ore grades and production from the new Phoenix copper leach facility that reached commercial production in the fourth quarter of 2013.

Costs applicable to sales per consolidated gold ounce sold decreased 1% due to new production in Africa as well as higher production from Australia/New Zealand partially offset by planned leach pad inventory adjustments at Yanacocha as well as lower gold ounces sold from Batu Hijau. Costs applicable to sales per consolidated copper pound sold increased 19% due to the planned stockpile inventory adjustments at Boddington and Batu Hijau and lower copper pounds sold from Batu Hijau.

Amortization per consolidated gold ounce sold increased 11% due to the portion of the planned stockpile and leach pad inventory adjustments related to amortization and lower ounces sold at Yanacocha and Batu Hijau. Amortization per consolidated copper pound sold increased 4% due to the planned stockpile inventory adjustments at Boddington and Batu Hijau and lower copper pounds sold from Batu Hijau.

We continue to expect 2014 gold production of approximately 4.6 to 4.9 million attributable ounces at consolidated Costs applicable to sales per ounce of approximately $740 to $790 and 2014 copper production of approximately 160 to 175 million attributable pounds at consolidated Costs applicable to sales per pound of approximately $2.00 to $2.25.

North America Operations

	Gold or Copper Produced		Costs Applicable to Sales(1)		Amortization		All-In Sustaining Costs(4)
	2014	2013	2014	2013	2014	2013	2014	2013
	(ounces in thousands)		($ per ounce)		($ per ounce)		($ per ounce)
Three Months Ended March 31,
Gold
Carlin	228	231	$842	$806	$152	$142	$956	$1,023
Phoenix	53	51	625	1,199	97	205	818	1,412
Twin Creeks	96	99	536	544	107	191	874	792
La Herradura(2)(3)	28	55	671	717	348	115	1,087	982

Total/Weighted-Average	405	436	$726	$766	$145	$155	$958	$1,027

Attributable to Newmont	405	436

	(pounds in millions)		($ per pound)		($ per pound)		($ per pound)
Copper
Phoenix	12	7	$2.39	$3.20	$0.28	$0.63	$2.55	$3.75

	(tonnes in thousands
Phoenix	6	3

(1)	Excludes Amortization and Reclamation and remediation.
(2)	Our proportionate 44% share.
(3)	Includes 4,000 in development ounces from the newly constructed mill at La Herradura.
(4)	All-In Sustaining Costs is a non-GAAP financial measure, see page 58.

First quarter 2014 compared to 2013

Carlin, USA. Gold ounces produced decreased 1% due primarily to lower grades at Mill 6. Costs applicable to sales per ounce increased 4% due to planned stockpile and leach pad inventory adjustments partially offset by lower operating costs. Amortization per ounce increased 7% due to the portion of the planned stockpile and leach pad inventory adjustments related to amortization and higher underground production.

Phoenix, USA. Gold ounces produced increased 4% due to slightly higher grade at the Phoenix mill. Copper pounds produced increased 71% due to production from the Phoenix Copper Leach facility which was completed in the fourth quarter of 2013. Costs applicable to sales per ounce decreased 48% due to higher ounces sold and a higher allocation of costs to copper with the copper leach facility in production. Costs applicable to sales per pound decreased 25% due to higher copper pounds sold as a result of the new copper leach facility. Amortization per ounce decreased 53% due to higher ounces sold and the higher allocation of costs to copper, as mentioned above. Amortization per pound decreased 56% due to higher copper pounds sold as a result of the new production from copper leach.

Twin Creeks, USA. Gold ounces produced decreased 3% due to lower production following the sale of Midas partially offset by higher mill throughput at the Autoclave. Costs applicable to sales per ounce decreased 1% due to higher ounces sold. Amortization per ounce decreased 44% per ounce due to lower amortization as a result of the Midas sale.

La Herradura, Mexico. Gold ounces produced decreased 49% due to the suspension of their explosives permit. Costs applicable to sales per ounce decreased 6% due to a decrease in stripping with the ramp up of production after receiving the explosives permit at the end of February partially offset by lower ounces sold. Amortization increased 203% due to lower mining activities from the suspension of the explosives permit with the same scheduled amortization of the truck fleet.

We expect gold production in North America of approximately 1.6 to 1.7 million ounces at Costs applicable to sales per ounce of approximately $720 to $790 in 2014. We expect copper production in North America of approximately 15,000 to 25,000 tonnes at Costs applicable to sales of approximately $2.25 to $2.50 per pound in 2014.

South America Operations

	Gold Ounces Produced		Costs Applicable to Sales(1)		Amortization		All-In Sustaining Costs(2)
	2014	2013	2014	2013	2014	2013	2014	2013
	(in thousands)		($ per ounce)		($ per ounce)		($ per ounce)
Three Months Ended March 31,
Yanacocha	208	285	$1,075	$576	$488	$251	$1,364	$874

Attributable to Newmont:
Yanacocha (51.35%)	107	147
La Zanja (46.94%)	15	15

	122	162

(1)	Excludes Amortization and Reclamation and remediation.
(2)	All-In Sustaining Costs is a non-GAAP financial measure, see page 58.

First quarter 2014 compared to 2013

Yanacocha, Peru. Gold ounces produced decreased 27% mainly due to planned lower gold production with increased stripping at El Tapado Oeste. Production is expected to increase in the second half of 2014 as mining returns to higher grade at the El Tapado Oeste pit. Costs applicable to sales per ounce increased 87% due to higher stripping costs to access higher grade ore in the second half of 2014, and planned leach pad inventory adjustments. Amortization per ounce increased 94% due to lower production as well as the portion of the planned leach pad inventory adjustments associated with amortization.

We expect consolidated gold production in South America of approximately 895,000 to 985,000 ounces (510,000 to 560,000 attributable ounces) at Costs applicable to sales per ounce of approximately $725 to $790 in 2014.

Australia/New Zealand Operations

	Gold or Copper Produced		Costs Applicable to Sales(1)		Amortization		All-In Sustaining Costs(2)
	2014	2013	2014	2013	2014	2013	2014	2013
	(ounces in thousands)		($ per ounce)		($ per ounce)		($ per ounce)
Three Months Ended March 31,
Gold
Boddington	174	177	$851	$873	$150	$210	$970	$995
Tanami	84	60	681	1,247	210	267	963	1,683
Jundee	63	76	667	710	264	205	841	974
Waihi	27	30	753	920	196	254	800	1,067
Kalgoorlie	90	78	839	1,006	61	69	880	1,081

	438	421	$783	$922	$162	$196	$942	$1,136

Attributable to Newmont(3)	450	435

	(pounds in millions)		($ per pound)		($ per pound)		($ per pound)
Copper
Boddington	17	18	$2.63	$2.35	$0.41	$0.51	$3.27	$2.95

	(tonnes in thousands)
Boddington	8	8

(1)	Excludes Amortization and Reclamation and remediation.
(2)	All-In Sustaining Costs is a non-GAAP financial measure, see page 58.
(3)	Includes 12,000 and 14,000 attributable ounces in the first quarter 2014 and 2013, respectively, from our interest in Duketon.

First quarter 2014 compared to 2013

Boddington, Australia. Gold ounces produced decreased 2% and copper pounds produced decreased 6% primarily due to lower mill grade. Boddington realized record setting throughput levels this quarter due to the sustainable process improvements implemented with Full Potential. These benefits were partially offset by lower grades during the quarter. Costs applicable to sales decreased 3% per ounce due a combination of lower mill maintenance costs and favorable foreign exchange rates. Costs applicable to sales increased 12% per pound primarily due to planned stockpile inventory adjustments. Amortization decreased 29% per ounce and decreased 20% per pound due to the asset impairment recorded in the second quarter of 2013.

Tanami, Australia. Gold ounces produced increased 40% due to higher grades from the Auron ore body and due to lower mining dilution from improved mining practices with improved mining rates from higher truck utilization and stope availability leading to higher tons mined. Costs applicable to sales decreased 45% per ounce due to higher production coupled with lower operating costs and favorable foreign exchange rates. Amortization decreased 21% per ounce due to higher production.

Jundee, Australia. Gold ounces produced decreased 17% primarily as a result of lower ore grade milled. Costs applicable to sales decreased 6% per ounce due to lower underground mining costs and favorable foreign exchange rates partially offset by lower production. Amortization increased 29% per ounce due to lower production.

Waihi, New Zealand. Gold ounces produced decreased 10% due to lower ore grade milled and a build of in-circuit inventory partially offset by higher mill throughput. Costs applicable to sales decreased 18% per ounce due to lower underground mining costs. Amortization decreased 23% per ounce due to the stripping campaign in the prior year period.

Kalgoorlie, Australia. Gold ounces produced increased 15% due to higher milled ore grade and throughput. Costs applicable to sales decreased 17% per ounce and Amortization decreased 12% per ounce due to higher production.

We expect consolidated gold production for Australia/New Zealand of approximately 1.6 to 1.7 million ounces at Costs applicable to sales per ounce of approximately $855 to $930 in 2014. We expect consolidated copper production for Australia/New Zealand to be approximately 25,000 to 35,000 tonnes at Costs applicable to sales per pound of approximately $2.50 to $2.80 in 2014.

Indonesia Operations

	Gold or Copper Produced		Costs Applicable to Sales(1)		Amortization		All-In Sustaining Costs(2)
	2014	2013	2014	2013	2014	2013	2014	2013
	(ounces in thousands)		($ per ounce)		($ per ounce)		($ per ounce)
Three Months Ended March 31,
Gold
Batu Hijau	16	14	$1,283	$993	$313	$230	$2,167	$2,000

Attributable to Newmont(2)	8	7

	(pounds in millions)		($ per pound)		($ per pound)		($ per pound)
Copper
Batu Hijau	48	40	$2.99	$2.05	$0.66	$0.40	$4.63	$3.70

Attributable to Newmont	23	20

	(tonnes in thousands)
Copper
Batu Hijau	21	18

Attributable to Newmont	10	9

(1)	Excludes Amortization and Reclamation and remediation.
(2)	All-In Sustaining Costs is a non-GAAP financial measure, see page 58.

First quarter 2014 compared to 2013

Batu Hijau, Indonesia. Copper pounds and gold ounces produced increased 20% and 14%, respectively, due to higher ore grade as well as higher recovery partially offset by lower mill throughput. Costs applicable to sales per pound and per ounce increased 46% and 29%, respectively, due to planned stockpile inventory adjustments and lower pounds and ounces sold. Amortization per pound and per ounce increased 65% and 36%, respectively, due to lower copper and gold sales and the portion of the planned stockpile inventory adjustments related to amortization.

We expect consolidated gold production for Indonesia of approximately 135,000 to 150,000 ounces (60,000 to 65,000 attributable ounces) at Costs applicable to sales per ounce of approximately $630 to $690 in 2014. We expect consolidated copper production for Indonesia to be approximately 110,000 to 125,000 tonnes (45,000 to 55,000 attributable tonnes) at Costs applicable to sales per pound of approximately $1.75 to $2.00 in 2014.

In January 2014, the Indonesian government issued new regulations for the export of copper concentrate that contain potentially restrictive conditions for obtaining an export permit, as well as a significant, progressive export duty. While the 2009 mining law preserves the validity of PTNNT’s Contract of Work (the investment agreement entered into by PTNNT and the Indonesian government in 1986, which includes the right to export copper concentrates and a prohibition against new taxes, duties, and levies), the Indonesian government has stated its intention to enforce the new regulations on PTNNT’s operations and has not yet recognized PTNNT’s rights to export copper concentrate and only pay the taxes, duties, and levies specified in the Contract of Work. The Company believes that these new 2014 regulations conflict with the Contract of Work. Although PTNNT is continuing to engage with government officials in Indonesia in an effort to resolve this issue and gain clarity on implementation of the new regulations, while also considering other remedies, including possible legal action, the Company can make no assurances that the new regulations will not impact operations or outlook. In April 2014, PTNNT received the required approval as a registered exporter from the Ministry of Trade and continues working through the process and engaging with the government to secure the newly required export permit. At this time, operations continue at Batu Hijau. However, to the extent there are continued delays in obtaining approvals for 2014 exports, PTNNT will implement contingency plans to scale back production taking into consideration copper concentrate storage capacity and in-country smelter availability, which would impact the Company’s ability to achieve its outlook. For a discussion of factors which could impact future financial performance and operating results in Indonesia, see Item 1A, under the heading “Risk Factors,” of the Company’s Form 10-K, filed on February 21, 2014.

Africa Operations

	Gold Ounces Produced		Costs Applicable to Sales(1)		Amortization		All-In Sustaining Costs(2)
	2014	2013	2014	2013	2014	2013	2014	2013
	(in thousands)		($ per ounce)		($ per ounce)		($ per ounce)
Three Months Ended March 31,
Ahafo	105	125	$554	$555	$148	$143	$864	$1,025
Akyem	120	—	311	—	175	—	361	—

Total / Weighted Average	225	125	$428	$555	$162	$143	$616	$1,126

Attributable to Newmont	225	125

(1)	Excludes Amortization and Reclamation and remediation.
(2)	All-In Sustaining Costs is a non-GAAP financial measure, see page 58.

First quarter 2014 compared to 2013

Ahafo, Ghana. Gold ounces produced decreased 16% due to lower mill grade and throughput. Costs applicable to sales and Amortization per ounce was in line with prior year.

Akyem, Ghana. Gold ounces produced of 120,000, Costs applicable to sales per ounce of $311, and Amortization per ounce of $175 are due to the commencement of commercial production in the fourth quarter of 2013.

As a result of mine plan optimization at the Ahafo operation in Africa, the Company is increasing production outlook from between 785,000 to 850,000 ounces to between 790,000 to 870,000 ounces. In addition to the mine plan optimization work at Ahafo, the Akyem operation is also realizing lower input and labor costs and consequently, the Company is reducing Africa regional Costs applicable to sales from between $575 to $625 per ounce to between $510 to $555 per ounce in 2014.

Foreign Currency Exchange Rates

Our foreign operations sell their gold and copper production based on U.S. dollar metal prices. Approximately 39% and 49% of our Costs applicable to sales were paid in local currencies during the first quarter of 2014 and 2013, respectively. Variations in the local currency exchange rates in relation to the U.S. dollar at our foreign mining operations increased consolidated Costs applicable to sales per ounce by approximately $39, net of hedging gains and losses, during the first quarter of 2014 as compared to the first quarter of 2013.

Liquidity and Capital Resources

Cash Provided from Operating Activities

Net cash provided from continuing operations was $183 in the first quarter of 2014, a decrease of $256 from the first quarter of 2013, primarily due to lower average realized gold price and a net increase in operating assets and liabilities. The increase in net operating assets and liabilities of $63 in the first quarter of 2014 compared to the first quarter of 2013 is due to increase in accounts receivable and other assets and decrease in accounts payable and other accrued liabilities.

Investing Activities

Net cash used in investing activities decreased to $178 during the first quarter of 2014 compared to $507 during the same period of 2013, respectively. Additions to property, plant and mine development were as follows:

	Three Months Ended March 31,
	2014	2013
North America:
Carlin	$42	$46
Phoenix	7	31
Twin Creeks	32	25
La Herradura	6	19
Other North America	5	4

	92	125

South America:
Yanacocha	14	48
Other South America	7	86

	21	134

Australia/New Zealand:
Boddington	20	25
Tanami	20	23
Jundee	7	13
Waihi	3	3
Kalgoorlie	1	1
Other Australia/New Zealand	1	1

	52	66

Indonesia:
Batu Hijau	15	23

	15	23

Africa:
Ahafo	22	60
Akyem	1	66

	23	126
Corporate and Other	6	23

Accrual basis	209	497
Decrease (increase) in accrued capital expenditures	26	13

Cash basis	$235	$510

Capital expenditures in North America during the first quarter of 2014 primarily related to the development of the Turf Vent Shaft project, surface and underground mine development, infrastructure improvements and capitalized component purchases in Nevada, as well as mill construction capital in Mexico. Capital expenditures in South America were primarily related to the Conga project, surface mine development, infrastructure improvements and equipment component purchases. The majority of capital expenditures in Australia and New Zealand were for underground mine development, tailings and support facility construction and mining equipment purchases. Capital expenditures in Batu Hijau were primarily for equipment and equipment component purchases. Capital expenditures in Africa were related to tailings facility construction using waste material, capitalized component purchases for large equipment and mining and support equipment purchases. We expect 2014 consolidated capital expenditures to be $1,300 to $1,400.

Capital expenditures in North America during the first quarter of 2013 were primarily related to the construction of the Phoenix Copper Leach project, the development of the Turf Vent Shaft project, surface and underground mine development in both Nevada and Mexico and infrastructure improvements in Nevada. Capital expenditures in South America were primarily related to the Conga project, surface mine development and equipment purchases. The majority of capital expenditures in Australia and New Zealand were for underground mine development, tailings facility construction, mining equipment purchases and infrastructure improvements. Capital expenditures in Indonesia were primarily for equipment and equipment component purchases and infrastructure improvements. Capital expenditures in Africa were primarily related to Akyem development and the Subika expansion project, equipment purchases and surface mine development at Ahafo. Capital expenditures in Corporate were primarily related to the Merian project.

Acquisitions, net. During the first quarter of 2014 we purchased the remaining 20% noncontrolling interest in the Merian project. During the first quarter of 2013 we paid $8 in contingent payments in accordance with the 2009 Boddington acquisition agreement.

Proceeds from the sale of marketable securities. During the first quarter of 2014 we received $25 primarily from the sale of Paladin securities.

Purchases of marketable securities. During the first quarter of 2014 and 2013 we purchased $1 and $1, respectively, of marketable equity securities.

Proceeds from sale of other assets. During the first quarter of 2014, we received $70, of which, $57 was from the Midas sale and $13 primarily from the sale of equipment at Conga. During the first quarter of 2013 we received $25 primarily from the sale of equipment at Conga.

Financing Activities

Net cash provided from (used in) financing activities was $(80) and $(105) during the first quarter of 2014 and 2013, respectively.

Proceeds from and repayment of debt. During the first quarter of 2014, we received net proceeds from debt of $3 from our other short-term debt. During the first quarter of 2013, we received net proceeds from debt of $80, from the PTNNT revolving credit facility. At March 31, 2014, $168 of the $3,000 Corporate revolving credit facility were used to secure the issuance of letters of credit, primarily supporting reclamation obligations (see “Off-Balance Sheet Arrangements” below).

Scheduled minimum debt repayments are $623 for the remainder of 2014, $161 in 2015, $221 in 2016, $771 in 2017, $1 in 2018 and $5,105 thereafter. We expect to be able to fund debt maturities and capital expenditures from Net cash provided by operating activities, short-term investments, existing cash balances and available credit facilities.

At March 31, 2014 and 2013, we were in compliance with all required debt covenants and other restrictions related to debt agreements.

Proceeds from stock issuance, net. We received proceeds of $1 during the first quarter of 2013, from the issuance of common stock, primarily related to employee stock sales and option exercises.

Sale of noncontrolling interests. We received $32 in proceeds, net of transaction costs, during the first quarter of 2013 related to the TMAC transaction.

Acquisition of noncontrolling interests. In the first quarter of 2014 and 2013, we advanced certain funds to PTPI, an unrelated noncontrolling shareholder of PTNNT, in accordance with a loan agreement. Our economic interest in PTNNT did not change as a result of these transactions.

Dividends paid to common stockholders. We declared regular quarterly dividends totaling $0.15 and $0.425 per common share for the three months ended March 31, 2014 and 2013, respectively. Additionally, Newmont Mining Corporation of Canada Limited, a subsidiary of the Company, declared regular quarterly dividends on its exchangeable shares totaling C$0.4319 through March 31, 2013. We paid dividends of $77 and $211 to common stockholders in the first quarter of 2014 and 2013, respectively.

Discontinued Operations

Net operating cash used in discontinued operations was $3 and $6 in the first quarter of 2014 and 2013, respectively, related to payments on the Holt property royalty.

Off-Balance Sheet Arrangements

We have the following off-balance sheet arrangements: operating leases (as discussed in Note 28 to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2013, filed on February 20, 2014) and $1,803 of outstanding letters of credit, surety bonds and bank guarantees (see Note 26 to the Condensed Consolidated Financial Statements).

We also have sales agreements to sell copper and gold concentrates at market prices as follows (in thousands of tons):

	2014	2015	2016	2017	2018	Thereafter
Batu Hijau	436	—	—	—	—	—
Boddington	154	187	198	187	165	—
Phoenix	48	41	71	—	—	—

	638	228	269	187	165	—

Other Liquidity Matters

At March 31, 2014, the Company had $1,475 in cash and cash equivalents, of which $1,129 was held in foreign subsidiaries and is primarily held in U.S. dollar denominated accounts with the remainder in foreign currencies readily convertible to U.S. dollars. At March 31, 2014, $395 of the consolidated cash and cash equivalents was attributable to noncontrolling interests primarily related to our Indonesian and Peruvian operations which is being held to fund those operations and development projects. At March 31, 2014, $273 in consolidated cash and cash equivalents ($161 attributable to Newmont) was held at certain foreign subsidiaries that, if repatriated may be subject to withholding taxes, which would generate foreign tax credits in the U.S. As a result, we expect that there would be minimal U.S. tax liability upon repatriation of these amounts after considering available foreign tax credits. All other amounts represent earnings that are taxed in the U.S. on a current basis due to being held in U.S. subsidiaries or non-U.S. subsidiaries that are flow-through entities for U.S. tax purposes.

We believe that our liquidity and capital resources from U.S. operations and flow-through foreign subsidiaries are adequate to fund our U.S. operations and corporate activities.

Environmental

Our mining and exploration activities are subject to various federal and state laws and regulations governing the protection of the environment. We have made, and expect to make in the future, expenditures to comply with such laws and regulations, but cannot predict the full amount of such future expenditures. At March 31, 2014 and December 31, 2013, $1,441 and $1,432, respectively, were accrued for reclamation costs relating to currently or recently producing mineral properties.

In addition, we are involved in several matters concerning environmental obligations associated with former mining activities. Based upon our best estimate of our liability for these matters, $174 and $179 were accrued for such obligations at March 31, 2014 and December 31, 2013, respectively. We spent $5 and $4 during the first quarter of 2014 and 2013, respectively, for environmental obligations related to the former, primarily historic, mining activities and have classified $32 as a current liability at March 31, 2014.

During the first quarter of 2014 and 2013, capital expenditures were approximately $15 and $20, respectively, to comply with environmental regulations. Ongoing costs to comply with environmental regulations have not been a significant component of operating costs.

For more information on the Company’s reclamation and remediation liabilities, see Notes 5 and 26 to the Condensed Consolidated Financial Statements.

Accounting Developments

For a discussion of Recently Adopted and Recently Issued Accounting Pronouncements, see Note 3 to the Condensed Consolidated Financial Statements.

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

	Three Months Ended March 31,
	2014	2013
Net income attributable to Newmont stockholders	$100	$314
Discontinued operations loss	17	—
Restructuring and other	3	5
Impairments	1	4
Gain on asset sales	(13)	—
TMAC transaction costs	—	30

Adjusted net income	$108	$353

Adjusted net income per share, basic	$0.22	$0.70
Adjusted net income per share, diluted	$0.22	$0.71

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

The following tables reconcile these non-GAAP measures to the most directly comparable GAAP measures.

Costs applicable to sales per ounce/pound

	Gold		Copper
	Three Months Ended March 31,		Three Months Ended March 31,
	2014	2013	2014	2013
Costs applicable to sales:
Consolidated per financial statements	$960	$951	$123	$106
Noncontrolling interests(1)	(112)	(82)	(29)	(23)

Attributable to Newmont	$848	$869	$94	$83

Gold/Copper sold (thousand ounces/million pounds):
Consolidated	1,278	1,252	45	47
Noncontrolling interests(1)	(103)	(139)	(10)	(12)

Attributable to Newmont	1,175	1,113	35	35

Costs applicable to sales per ounce/pound:
Consolidated	$751	$760	$2.71	$2.27
Attributable to Newmont	$722	$781	$2.63	$2.34

Net attributable costs applicable to sales per ounce

	Three Months Ended March 31,
	2014	2013
Attributable costs applicable to sales:
Gold	$848	$869
Copper	94	83

	942	952

Copper revenue:
Consolidated	(113)	(146)
Noncontrolling interests(1)	22	36

	(91)	(110)

Net attributable costs applicable to sales	$851	$842

Attributable gold ounces sold (thousands)	1,174	1,113
Net attributable costs applicable to sales per ounce	$725	$757

(1)	Relates to partners’ interests in Batu Hijau and Yanacocha.

All-In Sustaining Costs

Newmont has worked to develop a metric that expands on GAAP measures such as cost of goods sold and non-GAAP measures to provide visibility into the economics of our mining operations related to expenditures, operating performance and the ability to generate cash flow from operations.

Current GAAP-measures used in the mining industry, such as cost of goods sold, do not capture all of the expenditures incurred to discover, develop, and sustain gold production. Therefore, we believe that All-in sustaining costs and attributable All-in sustaining costs are non-GAAP measures that provide additional information to management, investors, and analysts that aid in the understanding of the economics of our operations and performance compared to other producers and in the investor’s visibility by better defining the total costs associated with production.

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

The following disclosure provides information regarding the adjustments made in determining the All-in sustaining costs measure:

Cost Applicable to Sales—Includes all direct and indirect costs related to current production incurred to execute the current mine plan. Costs Applicable to Sales (“CAS”) includes by-product credits from certain metals obtained during the process of extracting and processing the primary ore-body. CAS is accounted for on an accrual basis and excludes Amortization and Reclamation and remediation, which is consistent with our presentation of CAS on the Condensed Consolidated Statements of Income. In determining All-in sustaining costs, only the CAS associated with producing and selling an ounce of gold or a pound of copper is included in the measure. Therefore, the amount of CAS included in AISC is derived from the CAS presented in the Company’s Condensed Consolidated Statements of Income. The allocation of CAS between gold and copper at the Phoenix, Boddington, and Batu Hijau mines is based upon the relative sales percentage of copper and gold sold during the period.

Remediation Costs—Includes accretion expense related to asset retirement obligations (“ARO”) and the amortization of the related Asset Retirement Cost (“ARC”) for the Company’s operating properties recorded as an ARC asset. Accretion related to ARO and the amortization of the ARC assets for reclamation and remediation do not reflect annual cash outflows but are calculated in accordance with GAAP. The accretion and amortization reflect the periodic costs of reclamation and remediation associated with current gold production and are therefore included in the measure. The allocation of these costs to gold and copper is determined using the same allocation used in the allocation of CAS between gold and copper at the Phoenix, Boddington, and Batu Hijau mines.

Advanced Projects and Exploration—Includes incurred expenses related to projects that are designed to increase or enhance current gold production and gold exploration. We note that as current resources are depleted, exploration and advance projects are necessary for us to replace the depleting reserves or enhance the recovery and processing of the current reserves. As this relates to sustaining our gold production, and is considered a continuing cost of a mining company, these costs are included in the AISC measure. These costs are derived from the Advanced projects, research and development and Exploration amounts presented in the Company’s Condensed Consolidated Statements of Income. The allocation of these costs to gold and copper is determined using the same allocation used in the allocation of CAS between gold and copper at the Phoenix, Boddington, and Batu Hijau mines.

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

Other Expense, net—Includes costs related to regional administration and community development to support current production. We exclude certain exceptional or unusual expenses from Other expense, net, such as restructuring, as these are not indicative to sustaining our current operations. Furthermore, this adjustment to Other expense, net is also consistent with the nature of the adjustments made to Net income (loss) as disclosed in the Company’s non-GAAP financial measure Adjusted net income (loss). The allocation of these costs to gold and copper is determined using the same allocation used in the allocation of CAS between gold and copper at the Phoenix, Boddington, and Batu Hijau mines.

Treatment and Refining Costs—Includes costs paid to smelters for treatment and refining of our concentrates to produce the salable precious metal. These costs are presented net as a reduction of Sales.

Sustaining Capital—We determined sustaining capital as those capital expenditures that are necessary to maintain current gold production and execute the current mine plan. Capital expenditures to develop new operations, or related to projects at existing operations where these projects will enhance gold production or reserves, are considered development. We determined the breakout of sustaining and development capital costs based on a systematic review of our project portfolio in light of the nature of each project. Sustaining capital costs are relevant to the AISC metric as these are needed to maintain the Company’s current gold operations and provide improved transparency related to our ability to finance these expenditures from current operations. The allocation of these costs to gold and copper is determined using the same allocation used in the allocation of CAS between gold and copper at the Phoenix, Boddington, and Batu Hijau mines.

	Costs		Advanced		Other	Treatment and		All-In	Ounces (000)/ Pounds	All-In Sustaining
Three Months Ended	Applicable	Remediation	Projects and	General and	Expense,	Refining	Sustaining	Sustaining	(millions)	Costs
March 31, 2014	to Sales(1)(2)(3)	Costs(4)	Exploration	Administrative	Net(5)	Costs	Capital(6)	Costs	Sold(7)	per oz/lb
GOLD
Carlin	$192	$1	$4	$—	$1	$—	$20	$218	228	$956
Phoenix	34	—	1	—	1	2	7	45	55	818
Twin Creeks	55	1	1	—	1	—	32	90	103	874
La Herradura	16	1	4	—	—	—	4	25	23	1,087
Other North America	—	—	6	—	3	—	5	14	—	—

North America	297	3	16	—	6	2	68	392	409	958

Yanacocha	221	30	7	—	9	—	14	281	206	1,364
Other South America	—	—	8	—	—	—	—	8	—	—

South America	221	30	15	—	9	—	14	289	206	1,403

Attributable to Newmont								150	106	1,415

Boddington	142	3	—	—	1	1	15	162	167	970
Tanami	55	1	1	—	1	—	20	78	81	963
Jundee	42	3	1	—	—	—	7	53	63	841
Waihi	19	—	—	—	—	—	1	20	25	800
Kalgoorlie	77	1	1	—	—	—	2	81	92	880
Other Australia/New Zealand	—	—	1	—	8	—	—	9	—	—

Australia/New Zealand	335	8	4	—	10	1	45	403	428	942

Batu Hijau	8	1	—	—	1	1	2	13	6	2,167

Indonesia	8	1	—	—	1	1	2	13	6	2,167

Attributable to Newmont								7	3	2,167

Ahafo	61	1	9	—	3	—	21	95	110	864
Akyem	38	—	—	—	3	—	2	43	119	361
Other Africa	—	—	2	—	1	—	—	3	—	—

Africa	99	1	11	—	7	—	23	141	229	616

Corporate and Other	—	—	29	45	6	—	4	84	—	—

Total Gold	960	43	75	45	39	4	156	1,322	1,278	1,034

Attributable to Newmont								$1,177	1,175	$1,002

COPPER
Phoenix	26	—	—	—	—	1	1	$28	11	$2.55
Boddington	40	1	—	—	—	5	3	49	15	3.27
Batu Hijau	57	5	1	—	7	5	13	88	19	4.63

Total Copper	123	6	1	—	7	11	17	165	45	3.67

Attributable to Newmont								$120	35	$3.43

Consolidated	$1,083	$49	$76	$45	$46	$15	$173	$1,487

(1)	Excludes Amortization and Reclamation and remediation.
(2)	Includes by-product credits of $23.
(3)	Includes planned stockpile and leach pad inventory adjustments of $20 at Carlin, $2 at Twin Creeks, $35 at Yanacocha, $25 at Boddington, and $29 at Batu Hijau.
(4)	Remediation costs include operating accretion of $18 and amortization of asset retirement costs of $31.
(5)	Other expense, net is adjusted for restructuring of $7.
(6)	Excludes development capital expenditures, capitalized interest, and the decrease in accrued capital of $62. The following are major development projects; Turf Vent Shaft, Conga, and Merian for 2014.
(7)	Excludes attributable gold sales from La Zanja and Duketon.

	Costs		Advanced		Other	Treatment and		All-In	Ounces (000)/ Pounds	All-In Sustaining
Three Months Ended	Applicable	Remediation	Projects and	General and	Expense,	Refining	Sustaining	Sustaining	(millions)	Costs
March 31, 2013	to Sales(1)(2)(3)	Costs(4)	Exploration	Administrative	Net(5)	Costs	Capital(6)	Costs	Sold(7)	per oz/lb
GOLD
Carlin	$179	$1	$11	$—	$2	$—	$34	$227	222	$1,023
Phoenix	41	—	3	—	1	2	1	48	34	1,412
Twin Creeks	52	1	3	—	1	—	19	76	96	792
La Herradura	40	—	6	—	—	—	9	55	56	982
Other North America	—	—	8	—	2	—	3	13	—	—

North America	312	2	31	—	6	2	66	419	408	1,027

Yanacocha	160	23	13	—	10	—	37	243	278	874
Other South America	—	—	3	—	—	—	—	3	—	—

South America	160	23	16	—	10	—	37	246	278	885

Attributable to Newmont								127	143	888

Boddington	174	2	—	—	—	1	22	199	200	995
Tanami	75	1	2	—	—	—	23	101	60	1,683
Jundee	54	4	4	—	—	—	12	74	76	974
Waihi	28	1	1	—	—	—	2	32	30	1,067
Kalgoorlie	75	2	1	—	—	—	2	80	74	1,081
Other Australia/New Zealand	—	—	4	—	9	—	1	14	—	—

Australia/New Zealand	406	10	12	—	9	1	62	500	440	1,136

Batu Hijau	7	—	1	—	2	1	3	14	7	2,000

Indonesia	7	—	1	—	2	1	3	14	7	2,000

Attributable to Newmont								7	3	2,000

Ahafo	66	1	13	—	—	—	42	122	119	1,025
Akyem	—	—	3	—	—	—	—	3	—	—
Other Africa	—	—	2	—	7	—	—	9	—	—

Africa	66	1	18	—	7	—	42	134	119	1,126

Corporate and Other	—	—	27	56	6	—	2	91	—	—

Total Gold	951	36	105	56	40	4	212	1,404	1,252	1,121

Attributable to Newmont								$1,278	1,113	$1,148

COPPER
Phoenix	11	—	1	—	1	1	1	$15	4	$3.75
Boddington	48	1	—	—	—	5	5	59	20	2.95
Batu Hijau	47	2	5	—	5	6	20	85	23	3.70

Total Copper	106	3	6	—	6	12	26	159	47	3.38

Attributable to Newmont								115	35	$3.29

Consolidated	$1,057	$39	$111	$56	$46	$16	$238	$1,563

(1)	Excludes Amortization and Reclamation and remediation.
(2)	Includes by-product credits of $30.
(3)	Includes stockpile and leach pad inventory adjustments of $4 at Yanacocha, $1 at Tanami, and $2 at Waihi
(4)	Remediation costs include operating accretion of $15 and amortization of asset retirement costs of $24.
(5)	Other expense, net is adjusted for restructuring of $9 and TMAC transaction costs of $45.
(6)	Excludes development capital expenditures, capitalized interest, and the decrease in accrued capital of $272. The following are major development projects; Phoenix Copper Leach, Turf Vent Shaft, Vista Vein, La Herradura Mill, Yanacocha Bio Leach, Conga, Merian, Ahafo North, Ahafo Mill Expansion, Subika Underground, and Akyem for 2013.
(7)	Excludes attributable gold sales from La Zanja and Duketon.

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

	Gold		Copper
	Three Months Ended March 31,		Three Months Ended March 31,
	2014	2013	2014	2013
Average realized price per ounce/pound	$1,293	$1,631	$2.50	$3.12
Costs applicable to sales per ounce/pound	(751)	(760)	(2.71)	(2.27)

Operating margin per ounce/pound	$542	$871	$(0.21)	$0.85

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

Where we express an expectation or belief as to future events or results, such expectation or belief is expressed in good faith and believed to have a reasonable basis. However, our forward-looking statements are subject to risks, uncertainties, and other factors, which could cause actual results to differ materially from future results expressed, projected, or implied by those forward-looking statements. Important factors that could cause actual results to differ materially from such forward-looking statements (“cautionary statements”) are disclosed under “Risk Factors” in the Newmont Annual Report on Form 10-K for the year ended December 31, 2013, as well as in other filings with the Securities and Exchange Commission. Many of these factors are beyond Newmont’s ability to control or predict. Given these uncertainties, readers are cautioned not to place undue reliance on our forward-looking statements.

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

Decreases in the market price of gold and copper can also significantly affect the value of our product inventory and stockpiles and it may be necessary to record a write-down to the net realizable value (“NRV”). NRV represents the estimated future sales price based on short-term and long-term metals prices, less estimated costs to complete production and bring the product to sale. The primary factors that influence the need to record write-downs of stockpiles and product inventory include short-term and long-term metals prices and costs for production inputs such as labor, fuel and energy, materials and supplies, as well as realized ore grades and recovery rates. The significant assumptions in determining the stockpile NRV for each mine site reporting unit at March 31, 2014 included production cost and capitalized expenditure assumptions unique to each operation, a long-term gold price of $1,300 per ounce, a long-term copper price of $3.00 per pound and an Australian to U.S. dollar exchange rate of $ 0.920.

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

Cash Flow Hedges

Foreign Currency Exchange Risk

We had the following foreign currency derivative contracts outstanding at March 31, 2014:

	Expected Maturity Date
	2014	2015	2016	2017	2018	Total Average
A$ Operating Fixed Forward Contracts:
A$ notional (millions)	234	270	158	105	6	773
Average rate ($/A$)	1.00	0.98	0.95	0.93	0.92	0.97
Expected hedge ratio	20%	18%	11%	7%	4%
NZ$ Operating Fixed Forward Contracts:
NZ$ notional (millions)	46	39	2	—	—	87
Average rate ($/NZ$)	0.80	0.79	0.78	—	—	0.79
Expected hedge ratio	57%	32%	9%	—	—

The fair value of the A$ foreign currency operating derivative contracts was a net liability position of $58 at March 31, 2014 and $96 at December 31, 2013. The fair value of the NZ$ foreign currency derivative contracts was a net asset position of $5 at March 31, 2014 and $1 at December 31, 2013.

Diesel Price Risk

We had the following diesel derivative contracts outstanding at March 31, 2014:

	Expected Maturity Date
	2014	2015	2016	2017	Total Average
Diesel Fixed Forward Contracts:
Diesel gallons (millions)	17	16	8	1	42
Average rate ($/gallon)	2.86	2.77	2.68	2.61	2.79
Expected hedge ratio	58%	42%	21%	3%

The fair value of the diesel derivative contracts was nil at March 31, 2014 and a net asset position of $4 at December 31, 2013.

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

London Metal Exchange (“LME”) copper prices averaged $3.19 per pound during the first quarter of 2014, compared with our recorded average provisional price of $3.12 per pound before mark-to-market adjustments and treatment and refining charges. During the first quarter of 2014, changes in copper prices resulted in a provisional pricing mark-to-market loss of $17 ($0.37 per pound). At March 31, 2014, we had copper sales of 63 million pounds priced at an average of $3.02 per pound, subject to final pricing over the next several months. Each $0.10 change in the price for provisionally priced sales would have an approximate $3 effect on our Net income attributable to Newmont stockholders.

The average London P.M. fix for gold was $1,293 per ounce during the first quarter of 2014, compared with our recorded average provisional price of $1,292 per ounce before mark-to-market adjustments and treatment and refining charges. During the first quarter of 2014, changes in gold prices resulted in a provisional pricing mark-to-market gain of $4 ($4 per ounce). At March 31, 2014, we had gold sales of 130,000 ounces priced at an average of $1,295 per ounce, subject to final pricing over the next several months. Each $25 change in the price for provisionally priced gold sales would have an approximate $2 effect on our Net income attributable to Newmont stockholders.

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

There were no material changes to the risk factors disclosed in Item 1A of Part 1 in our Annual Report on Form 10-K for the year ended December 31, 2013, as filed with the SEC on February 20, 2014.

ITEM 2.	ISSUER PURCHASES OF EQUITY SECURITIES.

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that may yet be Purchased under the Plans or Programs
January 1, 2014 through January 31, 2014	—	—	—	N/A
February 1, 2014 through February 28, 2014	—	—	—	N/A
March 1, 2014 through March 31, 2014	—	—	—	N/A

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES

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

Compensatory Arrangements of Certain Officers.

On April 23, 2014, the Board of Directors amended the Newmont Senior Executive Compensation Program of Newmont and the Newmont Strategic Stock Unit Bonus Program for Grades E-5 to E-6 to address the treatment of the strategic stock unit bonus in the event of a change of control. The amended plans provide that upon a change of control the strategic stock unit bonus shall convert to restricted stock units at target level with a vesting period for the remainder of the one year performance period and the following two years. Additionally, the Board amended the Newmont Senior Executive Compensation Program of Newmont to address the treatment of the performance leveraged stock unit bonus in the first year of the three year performance period in the event of a change in control, to align it with the treatment of performance leveraged stock unit bonuses in years two and three of the performance period. Specifically, in the event of a change of control the performance leveraged stock unit bonuses for all years (previously the program excluded the performance leveraged stock unit bonus in the first year) shall be determined using the change in control price with a pro-rata actual payout immediately delivered in common stock for the percentage of the three year performance period that has elapsed and the remainder of the performance leveraged stock unit bonus converting to restricted stock units that shall cliff vest at the end of the three year performance period. Finally, the Board amended the Newmont Section 16 Officer and Senior Executive Annual Incentive Compensation Program to provide that upon a upon a change of control, each eligible employee shall become entitled to the payment of a target annual bonus if a change of control occurs between September 1 and December 31, and pro-rata target bonus if a change of control occurs between January 1 and August 31.

Amendment to the Registrant’s Code of Ethics.

On April 23, 2014, our Board approved a new Code of Conduct, which will be made available on www.newmont.com under the Investor Relations/Governance section. It provides clear guidance on the behaviors Newmont employees and those engaged in activities on our behalf must demonstrate at all times. Our Board and executive leadership are committed to making sure Newmont is a leader in how we conduct ourselves. Through strong ethical business practices and strict compliance with the law, we generate sustainable value for all our stakeholders.

ITEM 6.	EXHIBITS.

(a) The exhibits to this report are listed in the Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEWMONT MINING CORPORATION (Registrant)

Date: April 24, 2014	/s/ LAURIE BRLAS
Laurie Brlas Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: April 24, 2014	/s/ CHRISTOPHER S. HOWSON
Christopher S. Howson Vice President and Controller (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number		Description

10.1	—	2014 Form of Award Agreement used for Executive Officers to grant restricted stock units, pursuant to Registrant’s 2013 Stock Incentive Plan, filed herewith.

10.2	—	2014 Form of Award Agreement used for Executive Officers to grant restricted stock units, pursuant to Registrant’s 2013 Stock Incentive Plan, filed herewith.

10.3	—	Strategic Stock Unit Bonus Program for Grades E-5 to E-6 of Registrant, effective January 1, 2014, filed herewith.

10.4	—	Section 16 Officer and Senior Executive Annual Incentive Compensation Program of Registrant, effective January 1, 2014, filed herewith.

10.5	—	Senior Executive Compensation Program of Registrant, as amended and restated effective January 1, 2014, filed herewith.

10.6	—	Term Loan Credit Agreement dated March 31, 2014, by and among Newmont Mining Corporation, the lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent. Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on April 2, 2014.

10.7	—	Second Amendment, dated March 31, 2014, to the Credit Agreement dated May 20, 2011, by and among Newmont Mining Corporation, the lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent. Incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on April 2, 2014.

10.8	—	Second Reaffirmation Agreement, dated March 31, 2014, by Newmont USA Limited and JPMorgan Chase Bank, N.A., as Administrative Agent. Incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on April 2, 2014.

12.1	—	Computation of Ratio of Earnings to Fixed Charges, filed herewith.

14.1	—	Code of Conduct of the Registrant, filed herewith.

31.1	—	Certification Pursuant to Rule 13A-14 or 15-D-14 of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 signed by the Principal Executive Officer, filed herewith.

31.2	—	Certification Pursuant to Rule 13A-14 or 15-D-14 of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 signed by the Principal Financial Officer, filed herewith.

32.1	—	Statement Required by 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed by the Principal Executive Officer, filed herewith. (1)

32.2	—	Statement Required by 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed by the Principal Financial Officer, filed herewith. (1)

95	—	Information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act, filed herewith.

101	—	101.INS XBRL Instance

101.SCH XBRL Taxonomy Extension Schema

101.CAL XBRL Taxonomy Extension Calculation

101.LAB XBRL Taxonomy Extension Labels

101.PRE XBRL Taxonomy Extension Presentation

101.DEF XBRL Taxonomy Extension Definition

(1)	This document is being furnished in accordance with SEC Release Nos. 33-8212 and 34-47551.