Form 10-Q
period 2014-06-30
NEWMONT MINING CORP /DE/
filed 2014-07-30
CIK 1164727

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2014

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

There were 498,758,930 shares of common stock outstanding on July 18, 2014.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

NEWMONT MINING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited, in millions except per share)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Sales (Note 3)	$1,765	$2,018	$3,529	$4,206
Costs and expenses
Costs applicable to sales (1) (Note 3)	1,060	1,682	2,143	2,739
Depreciation and amortization	306	415	604	682
Reclamation and remediation (Note 4)	21	18	41	36
Exploration	41	76	75	135
Advanced projects, research and development	42	46	84	98
General and administrative	48	54	93	110
Write-downs (Note 5)	13	2,261	13	2,262
Other expense, net (Note 6)	51	77	103	176

	1,582	4,629	3,156	6,238

Other income (expense)
Other income, net (Note 7)	3	50	49	76
Interest expense, net	(94)	(70)	(187)	(135)

	(91)	(20)	(138)	(59)

Income (loss) before income and mining tax and other items	92	(2,631)	235	(2,091)
Income and mining tax benefit (expense) (Note 8)	53	287	(25)	107
Equity income (loss) of affiliates	2	(3)	2	(7)

Income (loss) from continuing operations	147	(2,347)	212	(1,991)
Income (loss) from discontinued operations (Note 9)	(2)	74	(19)	74

Net income (loss)	145	(2,273)	193	(1,917)
Net loss (income) attributable to noncontrolling interests (Note 10)	35	214	87	172

Net income (loss) attributable to Newmont stockholders	$180	$(2,059)	$280	$(1,745)

Net income (loss) attributable to Newmont stockholders:
Continuing operations	$182	$(2,133)	$299	$(1,819)
Discontinued operations	(2)	74	(19)	74

	$180	$(2,059)	$280	$(1,745)

Income (loss) per common share (Note 11)
Basic:
Continuing operations	$0.37	$(4.29)	$0.60	$(3.66)
Discontinued operations	(0.01)	0.15	(0.04)	0.15

	$0.36	$(4.14)	$0.56	$(3.51)

Diluted:
Continuing operations	$0.37	$(4.29)	$0.60	$(3.66)
Discontinued operations	(0.01)	0.15	(0.04)	0.15

	$0.36	$(4.14)	$0.56	$(3.51)

Cash dividends declared per common share	$0.025	$0.35	$0.175	$0.775

(1)	Excludes Depreciation and amortization and Reclamation and remediation.

The accompanying notes are an integral part of the condensed consolidated financial statements.

NEWMONT MINING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(unaudited, in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net income (loss)	$145	$(2,273)	$193	$(1,917)
Other comprehensive income (loss):
Unrealized gain (loss) on marketable securities, net of $0, $(77), $(1) and $(115) tax benefit (expense), respectively	(55)	(227)	(86)	(279)
Foreign currency translation adjustments	7	(10)	2	(22)
Change in pension and other post-retirement benefits, net of $1, $3, $2 and $8 tax benefit, respectively	1	6	3	11
Change in fair value of cash flow hedge instruments, net of $9, $(130), $13 and $(145) tax benefit (expense), respectively
Net change from periodic revaluations	25	(258)	34	(237)
Net amount reclassified to income	(13)	(11)	(13)	(35)

Net unrecognized gain (loss) on derivatives	12	(269)	21	(272)

Other comprehensive income (loss)	(35)	(500)	(60)	(562)

Comprehensive income (loss)	$110	$(2,773)	$133	$(2,479)

Comprehensive income (loss) attributable to:
Newmont stockholders	$143	$(2,560)	$220	$(2,307)
Noncontrolling interests	(33)	(213)	(87)	(172)

	$110	$(2,773)	$133	$(2,479)

The accompanying notes are an integral part of the condensed consolidated financial statements.

NEWMONT MINING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in millions)

	Six Months Ended June 30,
	2014	2013
Operating activities:
Net income (loss)	$193	$(1,917)
Adjustments:
Depreciation and amortization	604	682
Stock based compensation and other non-cash benefits	27	38
Reclamation and remediation	41	36
Loss (income) from discontinued operations	19	(74)
Write-downs	13	2,262
Impairment of marketable securities	1	11
Deferred income taxes	(92)	(480)
Gain on asset and investment sales, net	(52)	(1)
Other operating adjustments and write-downs	260	632
Net change in operating assets and liabilities (Note 24)	(453)	(457)

Net cash provided from continuing operations	561	732
Net cash used in discontinued operations	(6)	(11)

Net cash provided from operations	555	721

Investing activities:
Additions to property, plant and mine development	(489)	(1,120)
Acquisitions, net	(28)	(13)
Sale of marketable securities	25	1
Purchases of marketable securities	(1)	(1)
Proceeds from sale of other assets	76	49
Other	(11)	(21)

Net cash used in investing activities	(428)	(1,105)

Financing activities:
Proceeds from debt, net	18	987
Repayment of debt	(5)	(534)
Proceeds from stock issuance, net	—	2
Sale of noncontrolling interests	68	32
Acquisition of noncontrolling interests	(4)	(10)
Dividends paid to noncontrolling interests	(4)	(2)
Dividends paid to common stockholders	(89)	(385)
Other	(11)	(3)

Net cash provided from (used in) financing activities	(27)	87

Effect of exchange rate changes on cash	(2)	(16)

Net change in cash and cash equivalents	98	(313)
Cash and cash equivalents at beginning of period	1,555	1,561

Cash and cash equivalents at end of period	$1,653	$1,248

The accompanying notes are an integral part of the condensed consolidated financial statements.

NEWMONT MINING CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited, in millions)

	At June 30,	At December 31,
	2014	2013
ASSETS
Cash and cash equivalents	$1,653	$1,555
Trade receivables	147	230
Accounts receivable	299	252
Investments (Note 16)	84	78
Inventories (Note 17)	863	717
Stockpiles and ore on leach pads (Note 18)	775	805
Deferred income tax assets	287	246
Other current assets (Note 19)	1,246	1,006

Current assets	5,354	4,889
Property, plant and mine development, net	14,043	14,277
Investments (Note 16)	347	439
Stockpiles and ore on leach pads (Note 18)	2,773	2,680
Deferred income tax assets	1,611	1,478
Other long-term assets (Note 19)	848	844

Total assets	$24,976	$24,607

LIABILITIES
Debt (Note 20)	$112	$595
Accounts payable	435	478
Employee-related benefits	232	341
Income and mining taxes	52	13
Other current liabilities (Note 21)	1,421	1,313

Current liabilities	2,252	2,740
Debt (Note 20)	6,673	6,145
Reclamation and remediation liabilities (Note 4)	1,531	1,513
Deferred income tax liabilities	730	635
Employee-related benefits	345	323
Other long-term liabilities (Note 21)	354	342

Total liabilities	11,885	11,698

Commitments and contingencies (Note 26)
EQUITY
Common stock	798	789
Additional paid-in capital	8,636	8,538
Accumulated other comprehensive income (loss)	(242)	(182)
Retained earnings	1,039	848

Newmont stockholders’ equity	10,231	9,993
Noncontrolling interests	2,860	2,916

Total equity	13,091	12,909

Total liabilities and equity	$24,976	$24,607

The accompanying notes are an integral part of the condensed consolidated financial statements.

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

NOTE 1 BASIS OF PRESENTATION

The interim Condensed Consolidated Financial Statements (“interim statements”) of Newmont Mining Corporation and its subsidiaries (collectively, “Newmont” or the “Company”) are unaudited. In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these interim statements have been included. The results reported in these interim statements are not necessarily indicative of the results that may be reported for the entire year. These interim statements should be read in conjunction with Newmont’s Consolidated Financial Statements for the year ended December 31, 2013 filed on June 13, 2014 on Form 8-K. The year-end balance sheet data was derived from the audited financial statements and, in accordance with the instructions to Form 10-Q, certain information and footnote disclosures required by United States generally accepted accounting principles (“GAAP”) have been condensed or omitted. References to “A$” refer to Australian currency, “C$” to Canadian currency and “NZ$” to New Zealand currency.

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

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Risks and Uncertainties

As a global mining company, our revenue, profitability and future rate of growth are substantially dependent on prevailing prices for gold, copper and, to a lesser extent, silver. Historically, the commodity markets have been very volatile, and there can be no assurance that commodity prices will not be subject to wide fluctuations in the future. A substantial or extended decline in commodity prices could have a material adverse effect on our financial position, results of operations, cash flows, access to capital and on the quantities of reserves that we can economically produce. The carrying value of our property, plant and mine development assets, inventories, stockpiles and ore on leach pads, and deferred tax assets are particularly sensitive to the outlook for commodity prices. A decline in our long term price outlook from current levels could result in material impairment charges related to these assets.

We are currently subject to an export ban at our Batu Hijau copper mine in Indonesia. In early 2014, the Indonesian government issued new regulations that impose new export conditions, an export duty and a January 2017 ban on the export of copper concentrate, all of which violate the Contract of Work signed by the Government of Indonesia and PT Newmont Nusa Tenggara (“PTNNT”) and the bilateral investment treaty between Indonesia and the Netherlands. While the 2009 mining law preserves the validity of PTNNT’s Contract of Work (the investment agreement entered into by PTNNT and the Indonesian government in 1986, which includes the right to export copper concentrates and a prohibition against new taxes, duties, and levies), the Indonesian government has stated its intention to enforce the new regulations on PTNNT’s operations and has not yet recognized PTNNT’s rights to export copper concentrate and only pay the taxes, duties, and levies specified in the Contract of Work. The Company believes that these new 2014 regulations conflict with the Contract of Work. Although PTNNT is continuing to engage with government officials in Indonesia in an effort to resolve this issue and gain clarity on implementation of the new regulations, the Company can make no assurances that the new regulations will not continue to impact operations or outlook for the Batu Hijau operation for an extended period. In June 2014, the Company invoked the force majeure clause in its Contract of Work due to these export issues and placed the Batu Hijau operations on care and maintenance. In July 2014, the Company filed international arbitration against the Government of Indonesia.

As a result of placing the Batu Hijau copper mine on care and maintenance, we have evaluated, and will continue to evaluate, the need for asset impairments, inventory write-downs, tax valuation allowances and other applicable accounting charges due to the status of the mine. PTNNT will continue to incur various costs during the care and maintenance period.

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

Recently Adopted Accounting Pronouncements

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

Recently Issued Accounting Pronouncements

Stock based compensation

In June 2014, ASU guidance was issued to resolve the diversity of practice relating to the accounting for stock based performance awards that the performance target could be achieved after the employee completes the required service period. The update is effective prospectively or retrospectively beginning January 1, 2015. The Company does not expect the updated guidance to have an impact on the consolidated financial position, results of operations or cash flows.

Revenue Recognition

In May 2014, ASU guidance was issued related to revenue from contracts with customers. The new standard provides a five-step approach to be applied to all contracts with customers and also requires expanded disclosures about revenue recognition. The ASU is effective for annual reporting periods beginning after December 15, 2016, including interim periods and is to be retrospectively applied. Early adoption is not permitted. The Company is currently evaluating this guidance and the impact it will have on its consolidated financial statements.

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

NOTE 3 SEGMENT INFORMATION

The Company’s reportable segments are based upon the Company’s management structure that is focused on the geographic region for the Company’s operations. Geographic regions include North America, South America, Australia/New Zealand, Indonesia, Africa and Corporate and Other. Segment results for 2013 have been retrospectively revised to reflect a change in our reportable segments to align with a change in the chief operating decision makers’ evaluation of the organization, effective in the first quarter of 2014. The Nevada operations have been revised to reflect Carlin, Phoenix, and Twin Creeks segments and Other Australia/New Zealand operations have been revised to reflect Tanami, Jundee, Waihi and Kalgoorlie segments. The Conga development project will be reported in the Other South America segment. The Nimba and Merian development projects, historically reported in Other Africa and Other South America, respectively, will be reported in Corporate and Other. The financial information relating to the Company’s segments for all periods presented have been updated to reflect these changes.

On July 1, 2014, the Company completed the sale of its Jundee underground gold mine in Australia to Northern Star Resources Limited for total proceeds of approximately $94. As of June 30, 2014, total assets and total liabilities were $119 and $50, respectively.

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

	Sales	Costs Applicable to Sales	Depreciation and Amortization	Advanced Projects and Exploration	Pre-Tax Income (Loss)
Three Months Ended June 30, 2014
Carlin	$268	$209	$43	$7	$3
Phoenix:
Gold	72	35	9
Copper	39	30	5

Total	111	65	14	—	30
Twin Creeks	125	49	9	3	62
La Herradura	59	26	10	2	20
Other North America	—	—	—	6	(7)

North America	563	349	76	18	108

Yanacocha	240	184	84	9	(53)
Other South America	—	—	—	9	(24)

South America	240	184	84	18	(77)

Boddington:
Gold	190	133	24
Copper	38	32	6

Total	228	165	30	—	27
Tanami	119	63	18	4	33
Jundee	97	43	17	—	37
Waihi	52	19	7	1	24
Kalgoorlie	96	65	4	2	22
Other Australia/New Zealand	—	—	5	1	(13)

Australia/New Zealand	592	355	81	8	130

Batu Hijau:
Gold	10	9	3
Copper	59	54	17

Total	69	63	20	1	(33)
Other Indonesia	—	—	—	—	(1)

Indonesia	69	63	20	1	(34)

Ahafo	156	65	17	5	71
Akyem	145	44	21	—	74
Other Africa	—	—	—	3	(5)

Africa	301	109	38	8	140

Corporate and Other	—	—	7	30	(175)

Consolidated	$1,765	$1,060	$306	$83	$92

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

	Sales	Costs Applicable to Sales	Depreciation and Amortization	Advanced Projects and Exploration	Pre-Tax Income (Loss)
Three Months Ended June 30, 2013
Carlin	$290	$169	$27	$8	$80
Phoenix:
Gold	80	37	8
Copper	25	15	3

Total	105	52	11	3	37
Twin Creeks	188	80	22	3	80
La Herradura	71	42	7	15	8
Other North America	—	—	—	13	(17)

North America	654	343	67	42	188

Yanacocha	420	201	97	10	83
Other South America	—	—	—	2	(5)

South America	420	201	97	12	78

Boddington:
Gold	249	252	59
Copper	49	62	14

Total	298	314	73	—	(2,200)
Tanami	83	64	17	3	(116)
Jundee	105	51	21	3	30
Waihi	34	25	8	1	—
Kalgoorlie	110	123	8	1	(17)
Other Australia/New Zealand	—	—	3	4	(25)

Australia/New Zealand	630	577	130	12	(2,328)

Batu Hijau:
Gold	15	63	13
Copper	99	413	81

Total	114	476	94	5	(477)
Other Indonesia	—	—	—	—	(1)

Indonesia	114	476	94	5	(478)

Ahafo	200	85	20	11	84
Akyem	—	—	—	2	(2)
Other Africa	—	—	—	4	(8)

Africa	200	85	20	17	74

Corporate and Other	—	—	7	34	(165)

Consolidated	$2,018	$1,682	$415	$122	$(2,631)

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

	Sales	Costs Applicable to Sales	Depreciation and Amortization	Advanced Projects and Exploration	Pre-Tax Income (Loss)	Capital Expenditures(1)
Six Months Ended June 30, 2014
Carlin	$561	$401	$78	$11	$64	$102
Phoenix:
Gold	142	69	14
Copper	71	56	8

Total	213	125	22	1	59	16
Twin Creeks	257	104	20	4	173	60
La Herradura	90	42	18	6	23	14
Other North America	—	—	—	12	(16)	6

North America	1,121	672	138	34	303	198

Yanacocha	505	405	185	16	(140)	35
Other South America	—	—	—	17	(32)	15

South America	505	405	185	33	(172)	50

Boddington:
Gold	410	275	49
Copper	77	72	12

Total	487	347	61	—	64	46
Tanami	224	118	35	5	61	38
Jundee	179	85	34	1	58	15
Waihi	85	38	12	1	31	5
Kalgoorlie	214	142	10	3	55	5
Other Australia/New Zealand	—	—	9	2	(25)	4

Australia/New Zealand	1,189	730	161	12	244	113
Batu Hijau:
Gold	18	17	5
Copper	101	111	30

Total	119	128	35	2	(84)	31
Other Indonesia	—	—	—	—	(1)	—

Indonesia	119	128	35	2	(85)	31

Ahafo	297	126	33	14	115	60
Akyem	298	82	42	—	162	—
Other Africa	—	—	—	5	(8)	—

Africa	595	208	75	19	269	60

Corporate and Other	—	—	10	59	(324)	12

Consolidated	$3,529	$2,143	$604	$159	$235	$464

(1)	Includes a decrease in accrued capital expenditures of $25; consolidated capital expenditures on a cash basis were $489.

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

	Sales	Costs Applicable to Sales	Depreciation and Amortization	Advanced Projects and Exploration	Pre-Tax Income (Loss)	Capital Expenditures(1)
Six Months Ended June 30, 2013
Carlin	$641	$348	$59	$19	$208	$119
Phoenix:
Gold	133	78	15
Copper	36	26	5

Total	169	104	20	7	33	68
Twin Creeks	354	132	40	6	172	43
La Herradura	161	82	13	21	45	64
Other North America	—	—	—	21	(26)	13

North America	1,325	666	132	74	432	307

Yanacocha	875	361	167	23	276	89
Other South America	—	—	—	5	(7)	161

South America	875	361	167	28	269	250

Boddington:
Gold	578	426	101
Copper	114	110	24

Total	692	536	125	—	(2,085)	54
Tanami	181	139	33	5	(112)	44
Jundee	229	105	37	7	80	23
Waihi	84	53	16	2	12	8
Kalgoorlie	230	198	13	2	22	5
Other Australia/New Zealand	—	—	5	8	(37)	3

Australia/New Zealand	1,416	1,031	229	24	(2,120)	137

Batu Hijau:
Gold	26	70	15
Copper	169	460	90

Total	195	530	105	11	(481)	56
Other Indonesia	—	—	—	—	2	—

Indonesia	195	530	105	11	(479)	56

Ahafo	395	151	37	24	187	117
Akyem	—	—	—	5	(7)	154
Other Africa	—	—	—	6	(17)	—

Africa	395	151	37	35	163	271

Corporate and Other	—	—	12	61	(356)	48

Consolidated	$4,206	$2,739	$682	$233	$(2,091)	$1,069

(1)	Includes a decrease in accrued capital expenditures of $51; consolidated capital expenditures on a cash basis were $1,120.

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

NOTE 4 RECLAMATION AND REMEDIATION

The Company’s Reclamation and remediation expense consisted of:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Accretion—operating	$18	$15	$36	$30
Accretion—non-operating	3	3	5	6

	$21	$18	$41	$36

At June 30, 2014 and December 31, 2013, $1,457 and $1,432, respectively, were accrued for reclamation obligations relating to operating properties. In addition, the Company is involved in several matters concerning environmental obligations associated with former, primarily historic, mining activities. Generally, these matters concern developing and implementing remediation plans at the various sites involved. At June 30, 2014 and December 31, 2013, $165 and $179, respectively, were accrued for such obligations. These amounts are also included in Reclamation and remediation liabilities.

The following is a reconciliation of Reclamation and remediation liabilities:

	Six Months Ended June 30,
	2014	2013
Balance at beginning of period	$1,611	$1,539
Additions, changes in estimates and other	(7)	(3)
Liabilities settled	(23)	(24)
Accretion expense	41	36

Balance at end of period	$1,622	$1,548

The current portion of Reclamation and remediation liabilities of $91 and $98 at June 30, 2014 and December 31, 2013, respectively, are included in Other current liabilities (see Note 21).

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

NOTE 5 WRITE-DOWNS

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Property, plant and mine development
Yanacocha	$—	$—	$—	$1
Other South America	13	—	13	—
Boddington	—	2,107	—	2,107
Tanami	—	66	—	66
Batu Hijau	—	1	—	1

	13	2,174	13	2,175

Other long-term assets
Boddington	—	31	—	31
Tanami	—	56	—	56

	—	87	—	87

	$13	$2,261	$13	$2,262

Write-downs totaled $13 for the three and six months ended June 30, 2014, and $2,261 and $2,262 for the three and six months ended June 30, 2013, respectively. The 2014 write-downs are primarily related to non-essential equipment in Other South America. The 2013 write-downs were primarily due to a decrease in the Company’s long-term gold and copper price assumptions during the second quarter to $1,400 per ounce and $3.00 per pound, respectively, combined with rising operating costs. These factors represented significant changes in the business, requiring the Company to evaluate for impairment. For purposes of this evaluation, estimates of future cash flows of the individual reporting units were used to determine fair value. The estimated cash flows were derived from life-of-mine plans, developed using long-term pricing reflective of the current price environment and projections for operating costs.

Due to the above conditions in 2013, Goodwill was included in the Company’s impairment analysis. After-tax discounted future cash flows of reporting units with Goodwill were analyzed. Goodwill had a carrying value of $188 at December 31, 2012. As a result of this evaluation, the Company recorded an impairment of $56 at Tanami, resulting in a carrying value of $132 at June 30, 2013.

NOTE 6 OTHER EXPENSE, NET

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Regional administration	$16	$18	$31	$36
Community development	15	17	26	30
Restructuring and other	6	21	13	30
Western Australia power plant	1	7	7	11
Transaction/Acquisition costs	—	—	—	45
Other	13	14	26	24

	$51	$77	$103	$176

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

NOTE 7 OTHER INCOME, NET

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Gain on Midas sale	$—	$—	$47	$—
Refinery Income, net	5	4	9	7
Gain on sale of investments, net	1	—	5	—
Development projects, net	—	7	2	8
Interest	1	2	2	6
Canadian Oil Sands dividends	—	11	—	21
Derivative ineffectiveness, net	—	(3)	—	—
Impairment of marketable securities	—	(7)	(1)	(11)
Foreign currency exchange, net	(10)	40	(24)	37
Other	6	(4)	9	8

	$3	$50	$49	$76

NOTE 8 INCOME AND MINING TAXES

During the second quarter of 2014, the Company recorded an estimated income and mining tax benefit of $53, resulting in an effective tax rate of (58)%. Estimated income and mining tax benefit during the second quarter of 2013 was $287 for an effective tax rate of 12%. During the first half of 2014, the estimated income and mining tax expense was $25, resulting in an effective tax rate of 10%. Estimated income and mining tax benefit during the first half of 2013 was $107 for an effective tax rate of 7%.

The Company’s income and mining tax expense differed from the amounts computed by applying the United States statutory corporate income tax rate for the following reasons:

	Three Months Ended June 30,				Six Months Ended June 30,
	2014		2013		2014		2013
Income (loss) before income and mining tax and other items		$92		$(2,631)		$235		$(2,091)

Tax at statutory rate	35%	$32	35%	$(921)	35%	$82	35%	$(732)
Reconciling items:
Percentage depletion	(21)%	(19)	2%	(52)	(13)%	(30)	4%	(93)
Change in valuation allowance on deferred tax assets	(81)%	(75)	(26)%	723	(27)%	(62)	(33)%	728
Mining and other Taxes	5%	5	(1)%	18	3%	8	(1)%	36
Disallowed loss on Midas Sale		—		—	6%	13		—
Effect of foreign earnings, net of credits	3%	3	(1)%	20	4%	9	(1)%	16
Other	1%	1	3%	(75)	2%	5	3%	(62)

Income and mining tax expense (benefit)	(58)%	$(53)	12%	$(287)	10%	$25	7%	$(107)

The difference in effective tax rates is due to the following: (i) a 2014 release of valuation allowance on some of the Company’s tax credits related to the settlement of an income tax audit (ii) a larger impact in 2014 from percentage depletion, partially offset by (iii) a 2014 increase in the rate associated with mining taxes.

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

A valuation allowance is provided for those deferred tax assets for which it is more likely than not that the related benefits will not be realized. In determining the amount of the valuation allowance, each quarter the Company considers future reversals of existing taxable temporary differences, estimated future taxable income, taxable income in prior carryback year(s), as well as feasible tax planning strategies in each jurisdiction to determine if the deferred tax assets are realizable. If it is determined that the Company will not realize all or a portion of its deferred tax assets, it will place or increase a valuation allowance. Conversely, if determined that it will ultimately be able to realize all or a portion of the related benefits for which a valuation allowance has been provided, all or a portion of the related valuation allowance will be reduced. There are a number of risk factors that could impact the Company’s ability to realize the deferred tax assets. See Note 2, Summary of Significant Accounting Policies, Risks and Uncertainties.

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

At June 30, 2014, the Company’s total unrecognized tax benefit was $396 for uncertain income tax positions taken or expected to be taken on income tax returns. Of this, $33 represents the amount of unrecognized tax benefits that, if recognized, would affect the Company’s effective income tax rate.

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

NOTE 9 DISCONTINUED OPERATIONS

Discontinued operations include Holloway Mining Company, which owned the Holt-McDermott property (“Holt property”) that was sold to St. Andrew Goldfields Ltd. (“St. Andrew”) in 2006. In 2009, the Superior Court issued a decision finding Newmont Canada Corporation (“Newmont Canada”) liable for a sliding scale royalty on production from the Holt property, which was upheld in 2011 by the Ontario Court of Appeal. During the second quarter of 2014, the Company recorded a charge of $2, net of tax benefits of $1, related to a decrease in discount rates offset by a decrease in gold price. During the first half of 2014, the Company recorded a charge from discontinued operations of $19, net of tax benefit of $9, related to an increase in gold price, an increase in expected future production and a decrease in discount rates. During the second quarter of 2013, the Company recorded a benefit of $74, net of tax expense of $34, related to a decline in the gold spot price and an increase in discount rates. During the first half of 2013, the Company recorded a benefit from discontinued operations of $74, net of tax expense of $34, related to a decline in the gold spot price and an increase in discount rates.

Net operating cash used in discontinued operations of $6 and $11 in the first half of 2014 and 2013 respectively relates to payments on the Holt property royalty.

NOTE 10 NET INCOME (LOSS) ATTRIBUTABLE TO NONCONTROLLING INTERESTS

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Minera Yanacocha	$(20)	$24	$(49)	$81
Batu Hijau	(10)	(238)	(33)	(241)
TMAC	(6)	(2)	(7)	(14)
Other	1	2	2	2

	$(35)	$(214)	$(87)	$(172)

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

Newmont’s economic ownership interest in TMAC was reduced to 45.2% from 70.4% in April 2014 due to TMAC’s private placement to raise funds. The remaining interests are held by TMAC management and various outside investors.

NOTE 11 INCOME PER COMMON SHARE

Basic income per common share is computed by dividing income available to Newmont common stockholders by the weighted average number of common shares outstanding during the period. Diluted income per common share is computed similarly except that weighted average common shares is increased to reflect all dilutive instruments.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net income (loss) attributable to Newmont stockholders
Continuing operations	$182	$(2,133)	$299	$(1,819)
Discontinued operations	(2)	74	(19)	74

	$180	$(2,059)	$280	$(1,745)

Weighted average common shares (millions):
Basic	499	497	498	497
Effect of employee stock-based awards	—	—	1	—

Diluted	499	497	499	497

Income (loss) per common share
Basic:
Continuing operations	$0.37	$(4.29)	$0.60	$(3.66)
Discontinued operations	(0.01)	0.15	(0.04)	0.15

	$0.36	$(4.14)	$0.56	$(3.51)

Diluted:
Continuing operations	$0.37	$(4.29)	$0.60	$(3.66)
Discontinued operations	(0.01)	0.15	(0.04)	0.15

	$0.36	$(4.14)	$0.56	$(3.51)

Options to purchase 3 and 4 million shares of common stock at average exercise prices of $48 and $48 were outstanding at June 30, 2014 and 2013, respectively, but were not included in the computation of diluted weighted average common shares because their exercise prices exceeded the average price of the Company’s common stock for the respective periods presented.

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

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

NOTE 12 EMPLOYEE PENSION AND OTHER BENEFIT PLANS

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Pension benefit costs, net
Service cost	$7	$9	$13	$18
Interest cost	10	10	20	20
Expected return on plan assets	(13)	(13)	(26)	(25)
Amortization	4	10	7	18
Settlements	3	—	3	—

	$11	$16	$17	$31

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Other benefit costs, net
Service cost	$—	$1	$1	$2
Interest cost	1	2	3	3

	$1	$3	$4	$5

NOTE 13 STOCK BASED COMPENSATION

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Stock options	$1	$2	$2	$5
Restricted stock units	8	7	15	16
Performance leveraged stock units	2	2	5	4
Strategic performance units	2	3	5	3

	$13	$14	$27	$28

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

	Fair Value at June 30, 2014
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$861	$861	$—	$—
Marketable equity securities:
Extractive industries	244	244	—	—
Other	16	16	—	—
Marketable debt securities:
Asset backed commercial paper	24	—	—	24
Auction rate securities	6	—	—	6
Trade receivable from provisional copper and gold concentrate sales, net	111	111	—	—
Derivative instruments, net:
Diesel forward contracts	4	—	4	—

	$1,266	$1,232	$4	$30

Liabilities:
Derivative instruments, net:
Foreign exchange forward contracts	$30	$—	$30	$—
Boddington contingent consideration	10	—	—	10
Holt property royalty	155	—	—	155

	$195	$—	$30	$165

The fair values of the derivative instruments in the table above are presented on a net basis. The gross amounts related to the fair value of the derivatives instruments above are included in the Derivatives Instruments Note (see Note 15). All other Fair Value disclosures in the above table are presented on a gross basis.

The following table sets forth a summary of the quantitative and qualitative information related to the unobservable inputs used in the calculation of the Company’s Level 3 financial assets and liabilities at June 30, 2014:

Description	At June 30, 2014	Valuation technique	Unobservable input	Range/Weighted average
Auction Rate Securities	$6	Discounted cash flow	Weighted average recoverability rate	80%
Asset Backed Commercial Paper	24	Discounted cash flow	Recoverability rate	90%
Boddington Contingent Consideration	10	Monte Carlo	Discount rate	5%
			Long Term Gold price	$1,300
			Long Term Copper price	$3.00
Holt property royalty	155	Monte Carlo	Weighted average discount rate	4%
			Long Term Gold price	$1,300

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

The following table sets forth a summary of changes in the fair value of the Company’s Level 3 financial assets and liabilities at June 30, 2014:

	Auction Rate Securities	Asset Backed Commercial Paper	Total Assets	Boddington Contingent Royalty	Holt Property Royalty	Total Liabilities
Balance at beginning of period	$5	$25	$30	$10	$134	$144
Settlements	—	—	—	—	(6)	(6)
Revaluation	1	(1)	—	—	27	27

Balance at end of period	$6	$24	$30	$10	$155	$165

At June 30, 2014, assets and liabilities classified within Level 3 of the fair value hierarchy represent 2% and 85%, respectively, of total assets and liabilities measured at fair value.

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

Foreign Currency Contracts

Newmont had the following foreign currency derivative contracts outstanding at June 30, 2014:

	Expected Maturity Date
	2014	2015	2016	2017	2018	Total/ Average
A$ Operating Fixed Forward Contracts:
A$ notional (millions)	153	270	158	105	6	692
Average rate ($/A$)	0.99	0.98	0.95	0.93	0.92	0.97
Expected hedge ratio	19%	18%	11%	7%	4%
NZ$ Operating Fixed Forward Contracts:
NZ$ notional (millions)	32	47	7	—	—	86
Average rate ($/NZ$)	0.80	0.80	0.81	—	—	0.80
Expected hedge ratio	62%	38%	14%	—	—

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

Diesel Fixed Forward Contracts

Newmont had the following diesel derivative contracts outstanding at June 30, 2014:

	Expected Maturity Date
					Total/
	2014	2015	2016	2017	Average
Diesel Fixed Forward Contracts:
Diesel gallons (millions)	12	18	10	2	42
Average rate ($/gallon)	2.85	2.78	2.69	2.67	2.77
Expected Nevada hedge ratio	60%	46%	26%	8%

Derivative Instrument Fair Values

Newmont had the following derivative instruments designated as hedges at June 30, 2014 and December 31, 2013:

	Fair Value
	At June 30, 2014
	Other Current Assets	Other Long- Term Assets	Other Current Liabilities	Other Long- Term Liabilities
Foreign currency exchange contracts:
A$ operating fixed forwards	$—	$—	$16	$19
NZ$ operating fixed forwards	4	1	—	—
Diesel fixed forwards	2	2	—	—

Total derivative instruments (Notes 19 and 21)	$6	$3	$16	$19

	Fair Value
	At December 31, 2013
	Other Current Assets	Other Long- Term Assets	Other Current Liabilities	Other Long- Term Liabilities
Foreign currency exchange contracts:
A$ operating fixed forwards	$—	$—	$36	$60
NZ$ operating fixed forwards	1	—	—	—
Diesel fixed forwards	3	1	—	—

Total derivative instruments (Notes 19 and 21)	$4	$1	$36	$60

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

The following tables show the location and amount of gains (losses) reported in the Company’s Consolidated Financial Statements related to the Company’s cash flow hedges.

	Foreign Currency Exchange Contracts		Diesel Forward Contracts		Forward Starting Swap Contracts
	2014	2013	2014	2013	2014	2013
For the three months ended June 30,
Cash flow hedging relationships:
Gain (loss) recognized in other comprehensive income (loss) (effective portion)	$18	$(386)	$3	$(6)	$—	$—
Gain (loss) reclassified from Accumulated other comprehensive income into income (loss) (effective portion) (1)	22	22	1	(4)	(4)	(6)
Gain (loss) reclassified from Accumulated other comprehensive loss into income (ineffective portion)(2)	—	—	—	(3)	—	—
For the six months ended June 30,
Cash flow hedging relationships:
Gain (loss) recognized in other comprehensive income (loss) (effective portion)	$52	$(368)	$1	$(4)	$—	$—
Gain (loss) reclassified from Accumulated other comprehensive income into income (loss) (effective portion) (1)	27	60	1	—	(9)	(9)

(1)	The gain (loss) recognized for the effective portion of cash flow hedges is included in Cost Applicable to Sales, Write-downs and Interest expense, net.
(2)	The ineffective portion recognized for cash flow hedges is included in Other income, net.

Based on fair values at June 30, 2014 the amount to be reclassified from Accumulated other comprehensive income (loss), net of tax to income for derivative instruments during the next 12 months is a gain of approximately $3.

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

London Metal Exchange (“LME”) copper prices averaged $3.08 per pound during the three months ended June 30, 2014, compared with the Company’s recorded average provisional price of $3.12 per pound before mark-to-market adjustments and treatment and refining charges. LME copper prices averaged $3.14 per pound during the six months ended June 30, 2014, compared with the Company’s recorded average provisional price of $3.13 per pound before mark-to-market adjustments and treatment and refining charges. During the three and six months ended June 30, 2014, changes in copper prices resulted in a provisional pricing mark-to-market gain of $6 ($0.14 per pound) and loss of $11 ($0.13 per pound), respectively. At June 30, 2014, Newmont had copper sales of 48 million pounds priced at an average of $3.15 per pound, subject to final pricing over the next several months.

The average London P.M. fix for gold was $1,288 per ounce during the three months ended June 30, 2014, compared with the Company’s recorded average provisional price of $1,287 per ounce before mark-to-market adjustments and treatment and refining charges. The average London P.M. fix for gold was $1,291 per ounce during the six months ended June 30, 2014, compared to the Company’s recorded average provisional price of $1,290 per ounce before mark-to-market adjustments and treatment and refining charges. During the three months ended June 30, 2014 there was minimal fluctuation in the gold price, resulting in a provisional pricing mark-to-market close to nil. During the six months ended June 30, 2014, changes in gold prices resulted in a gain of $5 ($2 per ounce). At June 30, 2014, Newmont had gold sales of 54,000 ounces priced at an average of $1,311 per ounce, subject to final pricing over the next several months.

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

NOTE 16 INVESTMENTS

	At June 30, 2014
	Cost/Equity	Unrealized		Fair/Equity
	Basis	Gain	Loss	Basis
Current:
Marketable Equity Securities:
Gabriel Resources Ltd.	$37	$8	$—	$45
Other	29	13	(3)	39

	$66	$21	$(3)	$84

Long-term:
Marketable Debt Securities:
Asset backed commercial paper	$23	$1	$—	$24
Auction rate securities	8	—	(2)	6

	31	1	(2)	30

Marketable Equity Securities:
Regis Resources Ltd.	165	—	(15)	150
Other	21	6	(1)	26

	186	6	(16)	176

Other investments, at cost	20	—	—	20

Investment in Affiliates:
Euronimba Ltd.	2	—	—	2
Minera La Zanja S.R.L.	104	—	—	104
Novo Resources Corp.	15	—	—	15

	$358	$7	$(18)	$347

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

In March 2014, the Company sold its investment in Paladin Energy Ltd. for $25, resulting in a pre-tax gain of $4 recorded in Other income, net. In June 2014, the Company completed the sale of its investment in Leyshon Energy Ltd. for $1, resulting in a pre-tax gain of $1 recorded in Other income, net.

The following tables present the gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by length of time that the individual securities have been in a continuous unrealized loss position:

	Less than 12 Months		12 Months or Greater		Total
At June 30, 2014	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Marketable equity securities	$158	$19	$—	$—	$158	$19
Auction rate securities	—	—	6	2	6	2

	$158	$19	$6	$2	$164	$21

	Less than 12 Months		12 Months or Greater		Total
At December 31, 2013	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Marketable equity securities	$54	$4	$—	$—	$54	$4
Auction rate securities	—	—	5	3	5	3

	$54	$4	$5	$3	$59	$7

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

While the fair value of the Company’s investments in marketable equity securities and auction rate securities are below their respective cost, the Company views these declines as temporary. The Company has the ability and intends to hold its auction rate securities until maturity or such time that the market recovers.

NOTE 17 INVENTORIES

	At June 30,	At December 31,
	2014	2013
In-process	$115	$97
Concentrate	239	108
Precious metals	22	26
Materials, supplies and other	487	486

	$863	$717

The Company recorded write-downs of $1 and $2, classified as components of Costs applicable to sales and Depreciation and amortization, respectively, for the first half of 2014, to reduce the carrying value of Yanacocha’s inventories to net realizable value.

NOTE 18 STOCKPILES AND ORE ON LEACH PADS

	At June 30,	At December 31,
	2014	2013
Current:
Stockpiles	$528	$580
Ore on leach pads	247	225

	$775	$805

Long-term:
Stockpiles	$2,564	$2,434
Ore on leach pads	209	246

	$2,773	$2,680

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

	At June 30,	At December 31,
	2014	2013
Stockpiles and ore on leach pads:
Carlin	$412	$439
Phoenix	115	109
Twin Creeks	309	327
La Herradura	92	57
Yanacocha	368	504
Boddington	329	304
Tanami	8	12
Jundee	7	7
Waihi	3	2
Kalgoorlie	113	107
Batu Hijau	1,379	1,290
Ahafo	335	292
Akyem	78	35

	$3,548	$3,485

The Company recorded write-downs of $182 and $62, classified as components of Costs applicable to sales and Depreciation and amortization, respectively, for the first half of 2014 to reduce the carrying value of stockpiles and ore on leach pads to net realizable value. Adjustments to net realizable value are a result of current and prior stripping and the associated historical and estimated future processing costs in relation to the Company’s long term price assumptions. Of the write-downs in 2014, $65 are related to Carlin, $5 to Twin Creeks, $87 to Yanacocha, $50 to Boddington and $37 to Batu Hijau.

NOTE 19 OTHER ASSETS

	At June 30,	At December 31,
	2014	2013
Other current assets:
Refinery metal inventory and receivable	$802	$679
Prepaid assets	305	157
Other refinery metal receivables	97	130
Derivative instruments	6	4
Other	36	36

	$1,246	$1,006

Other long-term assets:
Income tax receivable	$249	$229
Goodwill	132	132
Intangible assets	114	98
Prepaid royalties	103	103
Restricted cash	99	95
Debt issuance costs	62	62
Prepaid maintenance costs	40	31
Derivative instruments	3	1
Other	46	93

	$848	$844

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

NOTE 20 DEBT

Scheduled minimum debt repayments are $51 for the remainder of 2014, $168 in 2015, $221 in 2016, $771 in 2017, $1 in 2018 and $5,680 thereafter.

Term Loan and Revolver Extension

On March 31, 2014, the Company entered into a $575 uncollateralized term loan facility with a syndicate of banks. The term loan allows for a single drawing any business day on or prior to July 15, 2014 (the “Funding Date”) and will mature five years after the Funding Date. Borrowings under the facility will bear interest at LIBOR plus a margin ranging from 0.875% to 1.65%. Fees and other debt issuance costs related to the facility will be capitalized and amortized over the term of the debt. There are no borrowings outstanding under the facility at June 30, 2014.

On July 11, 2014, the Company borrowed $575 under the new term loan facility. The loan will mature July 11, 2019. Proceeds were used to retire the $575 convertible debt due on July 15, 2014. As such, the convertible debt has been reclassified to long-term on the balance sheet at June 30, 2014.

On March 31, 2014, the Company’s Corporate Revolving Credit Facility was amended to extend the facility two years to 2019. The available capacity under the Corporate Revolving Credit Facility remains at $3,000. There are no borrowings outstanding under the facility at June 30, 2014.

NOTE 21 OTHER LIABILITIES

	At June 30,	At December 31,
	2014	2013
Other current liabilities:
Refinery metal payable	$802	$679
Deferred income tax	142	74
Accrued operating costs	135	157
Reclamation and remediation liabilities	91	98
Interest	75	74
Accrued capital expenditures	47	72
Royalties	32	58
Derivative instruments	16	36
Holt property royalty	14	15
Taxes other than income and mining	11	6
Other	56	44

	$1,421	$1,313

Other long-term liabilities:
Holt property royalty	$141	$119
Income and mining taxes	105	70
Power supply agreements	41	39
Derivative instruments	19	60
Boddington contingent consideration	10	10
Other	38	44

	$354	$342

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

NOTE 22 CHANGES IN EQUITY

	Six Months Ended June 30,
	2014	2013
Common stock:
At beginning of period	$789	$787
Redemptions of Exchangeable Shares	8	—
Stock based awards	1	2

At end of period	798	789

Additional paid-in capital:
At beginning of period	8,538	8,428
Redemption of Exchangeable Shares	(8)	—
Stock based awards(1)	74	53
Sale of noncontrolling interests	32	48

At end of period	8,636	8,529

Accumulated other comprehensive income (loss):
At beginning of period	(182)	490
Other comprehensive income (loss)	(60)	(562)

At end of period	(242)	(72)

Retained earnings:
At beginning of period	848	3,992
Net income (loss) attributable to Newmont stockholders	280	(1,745)
Dividends Paid	(89)	(385)

At end of period	1,039	1,862

Noncontrolling interests:
At beginning of period	2,916	3,175
Net income (loss) attributable to noncontrolling interests	(87)	(172)
Dividends paid to noncontrolling interests	(4)	(2)
Sale of noncontrolling interests, net	35	10

At end of period	2,860	3,011

Total equity	$13,091	$14,119

(1)	A 2014 balance sheet adjustment of $21 was recorded during the current quarter to correct the presentation of stock based compensation cost as a component of additional paid-in capital, which was previously included as a current employee-related benefit liability. We concluded that the unadjusted balance of $46 was immaterial to the comparative December 31, 2013 balance sheet.

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

NOTE 23 RECLASSIFICATIONS OUT OF ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

	Unrealized (loss) on marketable securities, net	Foreign currency translation adjustments	Pension and other post- retirement benefit adjustments	Changes in fair value of cash flow hedge instruments	Total
December 31, 2013	$(35)	$145	$(124)	$(168)	$(182)
Change in other comprehensive income (loss) before reclassifications	(83)	2	(2)	34	(49)
Reclassifications from accumulated other comprehensive income (loss)	(3)	—	5	(13)	(11)

Net current-period other comprehensive income (loss)	(86)	2	3	21	(60)

June 30, 2014	$(121)	$147	$(121)	$(147)	$(242)

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)				Affected Line Item in the Condensed Consolidated Statement of Operations
	Three Months Ended June 30, 2014	Three Months Ended June 30, 2013	Six Months Ended June 30, 2014	Six Months Ended June 30, 2013
Marketable securities adjustments:
Sale of marketable securities	$(1)	$—	$(5)	$—	Other income, net
Impairment of marketable securities	—	7	1	11	Other income, net

Total before tax	(1)	7	(4)	11
Tax benefit (expense)	—	(2)	1	(3)

Net of tax	$(1)	$5	$(3)	$8

Pension liability adjustments:
Amortization, net	$4	$10	$7	$18	(1)

Total before tax	4	10	7	18
Tax benefit (expense)	(1)	(3)	(2)	(6)

Net of tax	$3	$7	$5	$12

Hedge instruments adjustments:
Operating cash flow hedges	$(23)	$(43)	$(28)	$(79)	Costs applicable to sales
Capital cash flow hedges	—	1	—	1	Depreciation and amortization
Capital cash flow hedges	—	18	—	18	Write-downs
Forward starting swap hedges	4	6	9	9	Interest expense, net
Hedge ineffectiveness	—	3	—	—	Other income, net

Total before tax	(19)	(15)	(19)	(51)
Tax benefit (expense)	6	4	6	16

Net of tax	$(13)	$(11)	$(13)	$(35)

Total reclassifications for the period, net of tax	$(11)	$1	$(11)	$(15)

(1)	This accumulated other comprehensive income (loss) component is included in General and administrative and costs that benefit the inventory/production process. Refer to Note 3 to the Consolidated Financial Statements for the year ended December 31, 2013 filed June 13, 2014 on Form 8-K for information on costs that benefit the inventory/production process.

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

NOTE 24 NET CHANGE IN OPERATING ASSETS AND LIABILITIES

Net cash provided from operations attributable to the net change in operating assets and liabilities is composed of the following:

	Six Months Ended June 30,
	2014	2013
Decrease (increase) in operating assets:
Trade and accounts receivable	$68	$187
Inventories, stockpiles and ore on leach pads	(359)	(399)
EGR refinery assets	(123)	623
Other assets	(47)	8
Increase (decrease) in operating liabilities:
Accounts payable and other accrued liabilities	(92)	(229)
EGR refinery liabilities	123	(623)
Reclamation liabilities	(23)	(24)

	$(453)	$(457)

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

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

	Three Months Ended June 30, 2014
					Newmont
	Newmont				Mining
	Mining	Newmont	Other		Corporation
Condensed Consolidating Statement of Operation	Corporation	USA	Subsidiaries	Eliminations	Consolidated
Sales	$—	$485	$1,280	$—	$1,765
Costs and expenses
Costs applicable to sales (1)	—	304	756	—	1,060
Depreciation and amortization	1	71	234	—	306
Reclamation and remediation	—	3	18	—	21
Exploration	—	5	36	—	41
Advanced projects, research and development	—	10	32	—	42
General and administrative	—	27	21	—	48
Write-downs	—	—	13	—	13
Other expense, net	—	9	42	—	51

	1	429	1,152	—	1,582

Other income (expense)
Other income, net	(3)	(2)	8	—	3
Interest income—intercompany	30	—	3	(33)	—
Interest expense—intercompany	(3)	—	(30)	33	—
Interest expense, net	(83)	(1)	(10)	—	(94)

	(59)	(3)	(29)	—	(91)

Income (loss) before income and mining tax and other items	(60)	53	99	—	92
Income and mining tax benefit (expense)	11	(8)	50	—	53
Equity income (loss) of affiliates	229	58	23	(308)	2

Income (loss) from continuing operations	180	103	172	(308)	147
Income (loss) from discontinued operations	—	—	(2)	—	(2)

Net income (loss)	180	103	170	(308)	145
Net loss (income) attributable to noncontrolling interests	—	—	23	12	35

Net income (loss) attributable to Newmont stockholders	$180	$103	$193	$(296)	$180

Comprehensive income (loss)	$143	$112	$145	$(290)	$110
Comprehensive loss (income) attributable to noncontrolling interests	—	—	24	9	33

Comprehensive income (loss) attributable to Newmont stockholders	$143	$112	$169	$(281)	$143

(1)	Excludes Depreciation and amortization and Reclamation and remediation.

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

	Three Months Ended June 30, 2013
					Newmont
	Newmont				Mining
	Mining	Newmont	Other		Corporation
Condensed Consolidating Statement of Operation	Corporation	USA	Subsidiaries	Eliminations	Consolidated
Sales	$—	$541	$1,477	$—	$2,018
Costs and expenses
Costs applicable to sales (1)	—	271	1,411	—	1,682
Depreciation and amortization	—	48	367	—	415
Reclamation and remediation	—	2	16	—	18
Exploration	—	17	59	—	76
Advanced projects, research and development	—	10	36	—	46
General and administrative	—	24	30	—	54
Write-downs	—	—	2,261	—	2,261
Other expense, net	—	15	62	—	77

	—	387	4,242	—	4,629

Other income (expense)
Other income, net	2	6	42	—	50
Interest income—intercompany	34	8	5	(47)	—
Interest expense—intercompany	(3)	—	(44)	47	—
Interest expense, net	(68)	(4)	2	—	(70)

	(35)	10	5	—	(20)

Income (loss) before income and mining tax and other items	(35)	164	(2,760)	—	(2,631)
Income and mining tax benefit (expense)	12	(71)	346	—	287
Equity income (loss) of affiliates	(2,036)	(505)	(172)	2,710	(3)

Income (loss) from continuing operations	(2,059)	(412)	(2,586)	2,710	(2,347)
Income (loss) from discontinued operations	—	—	74	—	74

Net income (loss)	(2,059)	(412)	(2,512)	2,710	(2,273)
Net loss (income) attributable to noncontrolling interests	—	—	328	(114)	214

Net income (loss) attributable to Newmont stockholders	$(2,059)	$(412)	$(2,184)	$2,596	$(2,059)

Comprehensive income (loss)	$(2,559)	$(424)	$(3,062)	$3,272	$(2,773)
Comprehensive loss (income) attributable to noncontrolling interests	—	—	328	(115)	213

Comprehensive income (loss) attributable to Newmont stockholders	$(2,559)	$(424)	$(2,734)	$3,157	$(2,560)

(1)	Excludes Depreciation and amortization and Reclamation and remediation.

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

	Six Months Ended June 30, 2014
					Newmont
	Newmont				Mining
	Mining	Newmont	Other		Corporation
Condensed Consolidating Statement of Operation	Corporation	USA	Subsidiaries	Eliminations	Consolidated
Sales	$—	$985	$2,544	$—	$3,529
Costs and expenses
Costs applicable to sales (1)	—	602	1,541	—	2,143
Depreciation and amortization	2	125	477	—	604
Reclamation and remediation	—	5	36	—	41
Exploration	—	9	66	—	75
Advanced projects, research and development	—	21	63	—	84
General and administrative	—	46	47	—	93
Write-downs	—	—	13	—	13
Other expense, net	—	15	88	—	103

	2	823	2,331	—	3,156

Other income (expense)
Other income, net	(4)	58	(5)	—	49
Interest income—intercompany	60	—	5	(65)	—
Interest expense—intercompany	(5)	—	(60)	65	—
Interest expense, net	(165)	(2)	(20)	—	(187)

	(114)	56	(80)	—	(138)

Income (loss) before income and mining tax and other items	(116)	218	133	—	235
Income and mining tax benefit (expense)	40	(46)	(19)	—	(25)
Equity income (loss) of affiliates	356	(93)	6	(267)	2

Income (loss) from continuing operations	280	79	120	(267)	212
Income (loss) from discontinued operations	—	—	(19)	—	(19)

Net income (loss)	280	79	101	(267)	193
Net loss (income) attributable to noncontrolling interests	—	—	89	(2)	87

Net income (loss) attributable to Newmont stockholders	$280	$79	$190	$(269)	$280

Comprehensive income (loss)	$220	$90	$61	$(238)	$133
Comprehensive loss (income) attributable to noncontrolling interests	—	—	89	(2)	87

Comprehensive income (loss) attributable to Newmont stockholders	$220	$90	$150	$(240)	$220

(1)	Excludes Depreciation and amortization and Reclamation and remediation.

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

	Six Months Ended June 30, 2013
					Newmont
	Newmont				Mining
	Mining	Newmont	Other		Corporation
Condensed Consolidating Statement of Operation	Corporation	USA	Subsidiaries	Eliminations	Consolidated
Sales	$—	$1,084	$3,122	$—	$4,206
Costs and expenses
Costs applicable to sales (1)	—	532	2,207	—	2,739
Depreciation and amortization	—	96	586	—	682
Reclamation and remediation	—	4	32	—	36
Exploration	—	28	107	—	135
Advanced projects, research and development	—	23	75	—	98
General and administrative	—	54	56	—	110
Write-downs	—	—	2,262	—	2,262
Other expense, net	—	30	146	—	176

	—	767	5,471	—	6,238

Other income (expense)
Other income, net	2	9	65	—	76
Interest income—intercompany	82	15	10	(107)	—
Interest expense—intercompany	(6)	—	(101)	107	—
Interest expense, net	(133)	(6)	4	—	(135)

	(55)	18	(22)	—	(59)

Income (loss) before income and mining tax and other items	(55)	335	(2,371)	—	(2,091)
Income and mining tax benefit (expense)	19	(121)	209	—	107
Equity income (loss) of affiliates	(1,709)	(391)	(129)	2,222	(7)

Income (loss) from continuing operations	(1,745)	(177)	(2,291)	2,222	(1,991)
Income (loss) from discontinued operations	—	—	74	—	74

Net income (loss)	(1,745)	(177)	(2,217)	2,222	(1,917)
Net loss (income) attributable to noncontrolling interests	—	—	262	(90)	172

Net income (loss) attributable to Newmont stockholders	$(1,745)	$(177)	$(1,955)	$2,132	$(1,745)

Comprehensive income (loss)	$(2,306)	$(185)	$(2,874)	$2,886	$(2,479)
Comprehensive loss (income) attributable to noncontrolling interests	—	—	262	(90)	172

Comprehensive income (loss) attributable to Newmont stockholders	$(2,306)	$(185)	$(2,612)	$2,796	$(2,307)

(1)	Excludes Depreciation and amortization and Reclamation and remediation.

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

	Six Months Ended June 30, 2014
					Newmont
	Newmont				Mining
	Mining	Newmont	Other		Corporation
Condensed Consolidating Statement of Cash Flows	Corporation	USA	Subsidiaries	Eliminations	Consolidated
Operating activities:
Net income (loss)	$280	$79	$101	$(267)	$193
Adjustments	(343)	356	534	274	821
Net change in operating assets and liabilities	(39)	(22)	(392)	—	(453)

Net cash provided from (used in) continuing operations	(102)	413	243	7	561
Net cash used in discontinued operations	—	—	(6)	—	(6)

Net cash provided from (used in) operations	(102)	413	237	7	555

Investing activities:
Additions to property, plant and mine development	—	(172)	(317)	—	(489)
Acquisitions, net	—	—	(28)	—	(28)
Sale of marketable securities	25	—	—	—	25
Purchases of marketable securities	—	—	(1)	—	(1)
Proceeds from sale of other assets	—	3	73	—	76
Other	—	—	(11)	—	(11)

Net cash provided from (used in) investing activities	25	(169)	(284)	—	(428)

Financing activities:
Proceeds from debt, net	(7)	—	25	—	18
Repayment of debt	—	—	(5)	—	(5)
Net intercompany borrowings (repayments)	173	(116)	(52)	(5)	—
Sale of noncontrolling interests	—	—	68	—	68
Acquisition of noncontrolling interests	—	—	(4)	—	(4)
Dividends paid to noncontrolling interests	—	—	(9)	5	(4)
Dividends paid to common stockholders	(89)	—	7	(7)	(89)
Other	—	—	(11)	—	(11)

Net cash provided from (used in) financing activities	77	(116)	19	(7)	(27)

Effect of exchange rate changes on cash	—	—	(2)	—	(2)

Net change in cash and cash equivalents	—	128	(30)	—	98
Cash and cash equivalents at beginning of period	—	428	1,127	—	1,555

Cash and cash equivalents at end of period	$—	$556	$1,097	$—	$1,653

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

	Six Months Ended June 30, 2013
					Newmont
	Newmont				Mining
	Mining	Newmont	Other		Corporation
Condensed Consolidating Statement of Cash Flows	Corporation	USA	Subsidiaries	Eliminations	Consolidated
Operating activities:
Net income (loss)	$(1,745)	$(177)	$(2,217)	$2,222	$(1,917)
Adjustments	1,774	536	3,022	(2,226)	3,106
Net change in operating assets and liabilities	(16)	(251)	(190)	—	(457)

Net cash provided from (used in) continuing operations	13	108	615	(4)	732
Net cash used in discontinued operations	—	—	(11)	—	(11)

Net cash provided from (used in) operations	13	108	604	(4)	721

Investing activities:
Additions to property, plant and mine development	—	(230)	(890)	—	(1,120)
Acquisitions, net	—	—	(13)	—	(13)
Sale of marketable securities	—	—	1	—	1
Purchases of marketable securities	—	—	(1)	—	(1)
Proceeds from sale of other assets	—	—	49	—	49
Other	—	—	(21)	—	(21)

Net cash used in investing activities	—	(230)	(875)	—	(1,105)

Financing activities:
Proceeds from debt, net	739	—	248	—	987
Repayment of debt	(429)	—	(105)	—	(534)
Net intercompany borrowings (repayments)	60	(215)	158	(3)	—
Proceeds from stock issuance, net	2	—	—	—	2
Sale of noncontrolling interests	—	—	32	—	32
Acquisition of noncontrolling interests	—	—	(10)	—	(10)
Dividends paid to noncontrolling interests	—	—	(5)	3	(2)
Dividends paid to common stockholders	(385)	—	(4)	4	(385)
Other	—	—	(3)	—	(3)

Net cash provided from (used in) financing activities	(13)	(215)	311	4	87

Effect of exchange rate changes on cash	—	—	(16)	—	(16)

Net change in cash and cash equivalents	—	(337)	24	—	(313)
Cash and cash equivalents at beginning of period	—	342	1,219	—	1,561

Cash and cash equivalents at end of period	$—	$5	$1,243	$—	$1,248

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

	At June 30, 2014
					Newmont
	Newmont				Mining
	Mining	Newmont	Other		Corporation
Condensed Consolidating Balance Sheet	Corporation	USA	Subsidiaries	Eliminations	Consolidated
Assets
Cash and cash equivalents	$—	$556	$1,097	$—	$1,653
Trade receivables	—	52	95	—	147
Accounts receivable	—	7	292	—	299
Intercompany receivable	3,095	6,100	5,613	(14,808)	—
Investments	—	1	83	—	84
Inventories	—	146	717	—	863
Stockpiles and ore on leach pads	—	378	397	—	775
Deferred income tax assets	4	155	128	—	287
Other current assets	—	81	1,165	—	1,246

Current assets	3,099	7,476	9,587	(14,808)	5,354
Property, plant and mine development, net	30	3,062	10,994	(43)	14,043
Investments	—	13	334	—	347
Investments in subsidiaries	14,396	4,275	2,876	(21,547)	—
Stockpiles and ore on leach pads	—	453	2,320	—	2,773
Deferred income tax assets	728	435	938	(490)	1,611
Long-term intercompany receivable	2,153	62	408	(2,623)	—
Other long-term assets	47	209	592	—	848

Total assets	$20,453	$15,985	$28,049	$(39,511)	$24,976

Liabilities
Debt	$—	$1	$111	$—	$112
Accounts payable	—	64	371	—	435
Intercompany payable	3,768	4,647	6,393	(14,808)	—
Employee-related benefits	—	94	138	—	232
Income and mining taxes	—	1	51	—	52
Other current liabilities	72	119	1,230	—	1,421

Current liabilities	3,840	4,926	8,294	(14,808)	2,252
Debt	6,141	6	526	—	6,673
Reclamation and remediation liabilities	—	179	1,352	—	1,531
Deferred income tax liabilities	—	25	1,195	(490)	730
Employee-related benefits	5	177	163	—	345
Long-term intercompany payable	236	—	2,430	(2,666)	—
Other long-term liabilities	—	53	301	—	354

Total liabilities	10,222	5,366	14,261	(17,964)	11,885

Equity
Newmont stockholders’ equity	10,231	10,619	9,211	(19,830)	10,231
Noncontrolling interests	—	—	4,577	(1,717)	2,860

Total equity	10,231	10,619	13,788	(21,547)	13,091

Total liabilities and equity	$20,453	$15,985	$28,049	$(39,511)	$24,976

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

	At December 31, 2013
					Newmont
	Newmont				Mining
	Mining	Newmont	Other		Corporation
Condensed Consolidating Balance Sheet	Corporation	USA	Subsidiaries	Eliminations	Consolidated
Assets
Cash and cash equivalents	$—	$428	$1,127	$—	$1,555
Trade receivables	—	21	209	—	230
Accounts receivable	—	23	229	—	252
Intercompany receivable	1,400	6,089	5,672	(13,161)	—
Investments	22	1	55	—	78
Inventories	—	146	571	—	717
Stockpiles and ore on leach pads	—	358	447	—	805
Deferred income tax assets	3	157	86	—	246
Other current assets	—	73	933	—	1,006

Current assets	1,425	7,296	9,329	(13,161)	4,889
Property, plant and mine development, net	32	3,026	11,263	(44)	14,277
Investments	—	7	432	—	439
Investments in subsidiaries	13,982	5,158	2,807	(21,947)	—
Stockpiles and ore on leach pads	—	512	2,168	—	2,680
Deferred income tax assets	694	466	844	(526)	1,478
Long-term intercompany receivable	3,204	62	367	(3,633)	—
Other long-term assets	46	223	575	—	844

Total assets	$19,383	$16,750	$27,785	$(39,311)	$24,607

Liabilities
Debt	$561	$1	$33	$—	$595
Accounts payable	—	80	398	—	478
Intercompany payable	3,092	5,404	4,665	(13,161)	—
Employee-related benefits	—	175	166	—	341
Income and mining taxes	—	—	13	—	13
Other current liabilities	71	161	1,081	—	1,313

Current liabilities	3,724	5,821	6,356	(13,161)	2,740
Debt	5,556	7	582	—	6,145
Reclamation and remediation liabilities	—	176	1,337	—	1,513
Deferred income tax liabilities	—	23	1,138	(526)	635
Employee-related benefits	5	169	149	—	323
Long-term intercompany payable	196	—	3,481	(3,677)	—
Other long-term liabilities	—	20	322	—	342

Total liabilities	9,481	6,216	13,365	(17,364)	11,698

Equity
Newmont stockholders’ equity	9,902	10,534	9,816	(20,259)	9,993
Noncontrolling interests	—	—	4,604	(1,688)	2,916

Total equity	9,902	10,534	14,420	(21,947)	12,909

Total liabilities and equity	$19,383	$16,750	$27,785	$(39,311)	$24,607

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

Estimated future reclamation costs are based principally on legal and regulatory requirements. At June 30, 2014 and December 31, 2013, $1,457 and $1,432, respectively, were accrued for reclamation costs relating to currently or recently producing mineral properties in accordance with asset retirement obligation guidance. The current portions of $62 and $66 at June 30, 2014 and December 31, 2013, respectively, are included in Other current liabilities.

In addition, the Company is involved in several matters concerning environmental obligations associated with former mining activities. Generally, these matters concern developing and implementing remediation plans at the various sites involved. The Company believes that the related environmental obligations associated with these sites are similar in nature with respect to the development of remediation plans, their risk profile and the compliance required to meet general environmental standards. Based upon the Company’s best estimate of its liability for these matters, $165 and $179 were accrued for such obligations at June 30, 2014 and December 31, 2013, respectively. These amounts are included in Other current liabilities and Reclamation and remediation liabilities. Depending upon the ultimate resolution of these matters, the Company believes that it is reasonably possible that the liability for these matters could be as much as 140% greater or 1% lower than the amount accrued at June 30, 2014. The amounts accrued are reviewed periodically based upon facts and circumstances available at the time. Changes in estimates are recorded in Reclamation and remediation in the period estimates are revised.

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

Hope Bay Mining Ltd.—100% Newmont Owned

In July 2011 Environment Canada Enforcement Officers discovered a release of drill water containing calcium chloride on Hope Bay Mining Ltd. (“HBML”) property in Nunavut, Canada. Orbit Garant Drilling Inc. (“Orbit”) operated a diamond drill rig on the HBML property. On February 13, 2013, HBML received service of a summons and charges from a Judge for Nunavut alleging violation of the Fisheries Act relating to the release of drill water and alleged failure to report a discharge. Orbit operated the drill at issue in the summons. On June 17, 2014, the Crown withdrew all charges against HBML and Orbit following a Cambridge Bay, Canada community meeting to discuss the discovered release and response actions, publication of facts relating to the release and response actions in local community newspapers and contribution of $.075 by each HBML and Orbit to the Environmental Damages Fund administered by Environment Canada.

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

Administrative Actions. The Peruvian government agency responsible for environmental evaluation and inspection, Organismo Evaluacion y Fiscalizacion Ambiental (“OEFA”), conducts periodic reviews of the Yanacocha site. In 2011, 2012, and 2013, OEFA issued notices of alleged violations of OEFA standards to Yanacocha and Conga relating to past inspections. In April 2013, OEFA issued a finding and penalty with respect to three 2008 allegations in the amount of $0.1, and another finding and penalty in June 2014 with respect to 2011 allegations in the amount of $.071. OEFA issued notice of additional alleged violations of OEFA standards in October 2013. Total fines for all outstanding OEFA alleged violations remain dependent upon the number of units associated with the alleged violations. The alleged violations currently range from zero to 96,156 units, with each unit having a potential fine equivalent to approximately $.00136. Yanacocha and Conga are responding to all notices of alleged violations, but cannot reasonably predict the outcome of the agency allegations.

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

Minera Penmont- 44% Newmont Owned

Newmont owns a 44% interest in the La Herradura joint venture and related gold properties (Herradura, Soledad-Dipolos and Noche Buena), which are located in the Sonora desert. La Herradura is operated by Fresnillo PLC (“Fresnillo”) through Minera Penmont S. de R.L. de C.V. (“Minera Penmont”) and Fresnillo owns the remaining 56% interest. Soledad-Dipolos commenced operations in January 2010. In 2009 five members of the El Bajio agrarian community in the state of Sonora (the “Claimants”), who claim rights over certain surface land in the proximity of the operations of Minera Penmont, lodged a legal claim with the Unitarian Agrarian Court of Hermosillo, Sonora to have Minera Penmont vacate an area of this surface land and associated claims. The land in dispute encompasses a portion of surface area where part of the operations of Dipolos, one of Minera Penmont’s three operating mines, is located as well as the processing plant for both the Dipolos mine and the Soledad mine. Minera Penmont’s mining concessions are held by way of separate title to that relating to the surface land. In September 2012, the Claimants obtained a ruling on the surface property dispute in their favor by the Mexican Supreme Court and in July 2013, a magistrate ordered Minera Penmont to vacate the property at issue, requiring cessation of production at the Dipolos operations. Minera Penmont has presented several claims and counterclaims in vigorous defense of this matter. Claimants also obtained temporary suspension of all of Minera Penmont’s explosives permits. On February 26, 2014, Fresnillo announced that the Mexican Ministry of Defense granted an explosives permit for the Herradura and Noche Buena mining units; thereby enabling the re-establishment of mining operations.

PT Newmont Nusa Tenggara (“PTNNT”) – 31.5% Newmont Owned

Divestiture: Under the Batu Hijau Contract of Work, beginning in 2006 and continuing through 2010, a portion of PTNNT’s shares were required to be offered for sale, first, to the Indonesian government or, second, to Indonesian nationals, equal to the difference between the following percentages and the percentage of shares already owned by the Indonesian government or Indonesian nationals (if such number is positive): 23% by March 31, 2006; 30% by March 31, 2007; 37% by March 31, 2008; 44% by March 31, 2009; and 51% by March 31, 2010. As PT Pukuafu Indah (“PTPI”), an Indonesian national, owned a 20% interest in PTNNT at all relevant times, in 2006, a 3% interest was required to be offered for sale and, in each of 2007 through 2010, an additional 7% interest was required to be offered (for an aggregate 31% interest). The price at which such interests were offered for sale to the Indonesian parties was the fair market value of such interest considering PTNNT as a going concern, as agreed with the Indonesian government. Following certain disputes and an arbitration with the Indonesian government, in November and December 2009, sale agreements were concluded pursuant to which the 2006, 2007 and 2008 shares were sold to PT Multi Daerah Bersaing (“PTMDB”), the nominee of the local governments, and the 2009 shares were sold to PTMDB in February 2010, resulting in PTMDB owning a 24% interest in PTNNT.

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

WALHI: In September 2011, an Indonesian non-governmental organization named Wahana Lingkungan Hidup Indonesia (‘WALHI”) brought an administrative law claim against Indonesia’s Ministry of Environment to challenge the May 2011 renewal of PTNNT’s submarine tailings permit. PTNNT and the regional government of KSB (“KSB”) filed separate applications for intervention into the proceedings, both of which were accepted by the Administrative Court. KSB intervened on the side of WALHI, and PTNNT joined on the side of the Ministry of Environment. On April 3, 2012, the Administrative Court ruled in favor of the Ministry of Environment and PTNNT, finding that the Ministry of Environment properly renewed the permit in accordance with Indonesian law and regulations. WALHI appealed the verdict. On October 2, 2012, the High Administrative Law Court rejected WALHI’s appeal, after which WALHI filed a notice to appeal the case to the Supreme Court. On May 28, 2013, the Supreme Court of Indonesia updated its website to provide that WALHI’s appeal in this matter was rejected. The parties are still awaiting the written decision from the court. PTNNT will continue to defend its submarine tailings permit and is confident that the Ministry of Environment acted properly in renewing PTNNT’s permit.

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

Export Issue: On June 27, 2014, PTNNT and its majority shareholder Nusa Tenggara Partnership B.V. (“NTPBV,” a Dutch entity) submitted a request for arbitration to the International Centre for Settlement of Investment Disputes (“ICSID”) against the Government of Indonesia seeking relief from application of recent Indonesian export regulations. The recent export regulations impose new export conditions, an export duty and a January 2017 ban on the export of copper concentrate, all of which violate the Contract of Work signed by the Government of Indonesia and PTNNT and the bilateral investment treaty between Indonesia and the Netherlands. PTNNT and NTPBV intend to request provisional measures of the ICSID tribunal seeking to allow PTNNT to resume exporting copper concentrate under the existing terms of the Contract of Work during the pendency of the arbitration. PTNNT and NTPBV intend to vigorously pursue this action, but cannot reasonably predict the outcome.

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

On September 24, 2012, NWG served a summons and complaint on NMC, and then amended the complaint to add Newmont Canada Holdings ULC as a defendant. The complaint also named Fronteer Gold Inc. and Mark O’Dea as defendants. The complaint sought rescission of the merger between Fronteer and NewWest Gold and $750 in damages. In August 2013 the Supreme Court of New York, New York County issued an order granting the defendants’ motion to dismiss on forum non conveniens. Subsequently, NWG filed a notice of appeal of the decision and then a notice of dismissal of the appeal on March 24, 2013.

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

As part of its ongoing business and operations, the Company and its affiliates are required to provide surety bonds, bank letters of credit and bank guarantees as financial support for various purposes, including environmental reclamation, exploration permitting, workers compensation programs and other general corporate purposes. At June 30, 2014 and December 31, 2013, there were $1,835 and $1,807, respectively, of outstanding letters of credit, surety bonds and bank guarantees. The surety bonds, letters of credit and bank guarantees reflect fair value as a condition of their underlying purpose and are subject to fees competitively determined in the market place. The obligations associated with these instruments are generally related to performance requirements that the Company addresses through its ongoing operations. As the specific requirements are met, the beneficiary of the associated instrument cancels and/or returns the instrument to the issuing entity. Certain of these instruments are associated with operating sites with long-lived assets and will remain outstanding until closure. Generally, bonding requirements associated with environmental regulation are becoming more restrictive. However, the Company believes it is in compliance with all applicable bonding obligations and will be able to satisfy future bonding requirements through existing or alternative means, as they arise.

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

The following discussion provides information that management believes is relevant to an assessment and understanding of the consolidated financial condition and results of operations of Newmont Mining Corporation and its subsidiaries (collectively, “Newmont,” the “Company,” “our” and “we”). We use certain non-GAAP financial measures in our MD&A. For a detailed description of each of the non-GAAP financial measures used in this MD&A, please see the discussion under “Non-GAAP Financial Measures” beginning on page 66. References to “A$” refer to Australian currency, “C$” to Canadian currency and “NZ$” to New Zealand currency.

This item should be read in conjunction with our interim unaudited Condensed Consolidated Financial Statements and the notes thereto included in this quarterly report. Additionally, the following discussion and analysis should be read in conjunction with Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations and the consolidated financial statements included in Part II of our Annual Report on Form 10-K for the year ended December 31, 2013 filed February 20, 2014 and revisions filed June 13, 2014 on Form 8-K.

Overview

Newmont is one of the world’s largest gold producers and is the only gold company included in the S&P 500 Index and Fortune 500. We have been included in the Dow Jones Sustainability Index-World for seven consecutive years and have adopted the World Gold Council’s Conflict-Free Gold Policy. We are also engaged in the exploration for and acquisition of gold and copper properties. We have significant operations and/or assets in the United States, Australia, Peru, Indonesia, Ghana, Mexico, Suriname and New Zealand.

Our vision is to be the most valued and respected mining company through industry leading performance.

We continue to position the business to capture benefits of economic recovery and demand growth in the current volatile commodity market environment. Our team has spent considerable time over the past eighteen months optimizing our project portfolio so that when the time is right, we can move forward with developing projects that generate value. We are focused on providing sustainable efficiency, productivity and cost improvements over the next three years and expect to deliver significant cost and cash savings improvement initiatives. One of the programs we launched in 2013 to achieve these improvements was the Full Potential program (“Full Potential”). Full Potential is designed to leverage our industry experience and discipline to accelerate the delivery of business improvement opportunities across our operations and support areas, resulting in improved levels of operating cash flow.

Second quarter and first half of 2014 highlights are included below and discussed further in Results of Consolidated Operations.

Operating highlights

•	Sales of $1,765 and $3,529 for the second quarter and first half of 2014;

•	Average realized gold and copper prices of $1,283 per ounce and $3.01 per pound, respectively, for the second quarter and $1,288 per ounce and $2.76 per pound, respectively, for the first half of 2014;

•	Consolidated gold production of 1,299,000 ounces (1,220,000 attributable ounces) for the second quarter of 2014, at Costs applicable to sales of $744 per ounce;

•	Consolidated gold production of 2,591,000 ounces (2,430,000 attributable ounces) for the first half of 2014, at Costs applicable to sales of $747 per ounce;

•	Consolidated copper production of 62 million pounds (45 million attributable pounds) for the second quarter of 2014, at Costs applicable to sales of $2.53 per pound;

•	Consolidated copper production of 139 million pounds (97 million attributable pounds) for the first half of 2014, at Costs applicable to sales of $2.62 per pound;

•	Gold operating margin (see “Non-GAAP Financial Measures” on page 66) of $539 and $541 per ounce for the second quarter and first half of 2014, respectively.

Our global project pipeline.

Approximately 70% of our consolidated capital expenditures in 2014 will be allocated to sustaining capital. Only projects that create value, lower costs and extend mine life, such as the Turf Vent Shaft in Nevada, will be implemented, in keeping with the strategy to strengthen the portfolio. We manage our wider project portfolio to maintain flexibility to address the development risks associated with our projects including permitting, local community and government support, engineering and procurement availability, technical issues, escalating costs and other associated risks that could adversely impact the timing and costs of certain opportunities.

Our opportunities in or near the Execution phase of development comprise a part of the Company’s growth strategy and include the Turf Ventilation Shaft project in Nevada, the Conga project in Peru, and the Merian project in Suriname, as described further below.

Turf Vent Shaft, Nevada. The Turf No. 3 Vent Shaft Project is in the construction phase and is planned to achieve commercial production in late 2015. Capital costs for the project are estimated at approximately $400. The Turf No. 3 Vent Shaft project provides the ventilation required to increase production, decrease mine costs, and to unlock an additional 3 million ounces of resources in greater Leeville over the 11 year mine life.

Conga, Peru. Due to local political and community protests, construction and development activities at the Conga project were largely suspended in November 2011. The results of the Peruvian Central Government initiated Environmental Impact Assessment (“EIA”) independent review were announced on April 20, 2012 and confirmed our initial EIA met Peruvian and International standards. The review made recommendations to provide additional water capacity and social funds, which we have largely accepted. We announced our decision to move the project forward on a “water first” approach on June 22, 2012. We anticipate spending in 2014 to be approximately $80, focusing on building access roads and permitting work around the Perol water reservoir, and gaining further social acceptance for the project. Total property, plant and mine development was $1,612 at June 30, 2014. At December 31, 2013 we reported 275,200 ktonnes of Probable Reserves, grading 0.73 gpt for 6.4 million attributable ounces of gold Reserves and 0.28% copper for 1,690 million attributable pounds of copper Reserves at Conga. Construction of Conga and the implementation of the independent EIA review recommendations will continue provided it can be done in a safe manner with risk-adjusted returns that justify future investment. Should we be unable to continue with the current development plan at Conga, we may reprioritize and reallocate capital to other alternatives, which may result in a potential accounting impairment. See Item1A, Risk Factors in Newmont’s Annual Report on Form 10-K for the year ended December 31, 2013 filed February 20, 2014 for a description of political risks related to the project’s development.

Merian, Suriname. On February 19, 2014 we completed the acquisition of the remaining 20% minority interest in the Merian project. The Mineral and Partnership Agreements were signed by Newmont’s indirect subsidiary, Suriname Gold Company, LLC (“Surgold”), and the Government of Suriname on November 22, 2013. The government of Suriname has the option to purchase a 25% equity ownership in Merian, which, if exercised, will bring Newmont’s ownership to 75%. The Board of Directors of Newmont recently approved full funding for the Merian project in Suriname. The project allows Newmont to pursue a new district with upside potential and the opportunity to grow and extend the operating life of the South American region. Average life of mine estimated gold production (on a 100% basis) of 300,000 to 400,000 ounces per year is expected, once Merian comes into production in late 2016. Total capital spend on the project is expected to range from $900 to $1,000 on a 100% ownership basis. At December 31, 2013, gold Reserves at Merian contained 108,250 ktonnes of Probable Reserves, grading 1.22gpt for 4.2 million ounces on a 100% ownership basis.

We continue to advance earlier stage development assets through our project pipeline in our five operating regions. The exploration, construction and operation of these earlier stage development assets may require significant funding if they go into execution. Three of our top development prospects are described further below:

Long Canyon, Nevada. The project is in the definition stage of development and we continue to develop our understanding of Long Canyon and the district. We have submitted the Plan-of-Operations to the Bureau of Land Management in support of our Environmental Impact Statement (“EIS”) and continue to progress the exploration program. At December 31, 2013, we reported 15,700 ktons of Probable Reserves, grading 0.065 gpt for 1.0 million attributable ounces of gold Reserves at Long Canyon. We anticipate the definition stage engineering and permitting to be completed by the end of 2014.

Subika Underground, Ghana. Subika Underground is in the confirmation stage of development as work continues to optimize the mine plan and reduce costs. The project is expected to produce approximately 200,000 ounces of gold per year and an investment decision is expected in late 2015 or 2016.

Ahafo Mill Expansion, Ghana. We continue to evaluate development alternatives for this project. Current engineering efforts are focused on reducing the scale of the project. The potential improved economics and feasibility of the project will be assessed, and the project considered for an investment decision in the second quarter of 2015.

Selected Financial and Operating Results

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Sales	$1,765	$2,018	$3,529	$4,206
Income (loss) from continuing operations	$147	$(2,347)	$212	$(1,991)
Net income (loss)	$145	$(2,273)	$193	$(1,917)
Net income (loss) attributable to Newmont stockholders	$180	$(2,059)	$280	$(1,745)
Per common share, basic:
Income (loss) from continuing operations attributable to Newmont stockholders	$0.37	$(4.29)	$0.60	$(3.66)
Net income (loss) attributable to Newmont stockholders	$0.36	$(4.14)	$0.56	$(3.51)
Adjusted net income (loss)(1)	$101	$(90)	$210	$263
Adjusted net income (loss) per share (1)	$0.20	$(0.18)	$0.42	$0.53
Consolidated gold ounces (thousands)
Produced	1,299	1,284	2,591	2,567
Sold (2)	1,269	1,331	2,547	2,583
Consolidated copper pounds (millions)
Produced	62	61	139	127
Sold	45	64	90	111
Average price received, net:
Gold (per ounce)	$1,283	$1,386	$1,288	$1,505
Copper (per pound)	$3.01	$2.69	$2.76	$2.87
Consolidated costs applicable to sales:(3)
Gold (per ounce)	$744	$895	$747	$830
Copper (per pound)	$2.53	$7.59	$2.62	$5.35
Operating margin:(1)
Gold (per ounce)	$539	$491	$541	$675
Copper (per pound)	$0.48	$(4.90)	$0.14	$(2.48)

(1)	See “Non-GAAP Financial Measures” on page 66.
(2)	Excludes development ounces.
(3)	Excludes Depreciation and amortization and Reclamation and remediation.

Consolidated Financial Results

Net income (loss) attributable to Newmont stockholders for the second quarter of 2014 was $180 ($0.36 per share) compared to a loss of $2,059 ($(4.14) per share) for the second quarter of 2013. Net income (loss) attributable to Newmont stockholders for the first half of 2014 was $280 ($0.56 per share) compared to a loss of $1,745 ($(3.51) per share) for the first half of 2013. Results for the second quarter of 2014 compared to the second quarter of 2013 were impacted by lower asset impairments, lower stockpile and leach pad inventory adjustments, and a favorable deferred tax settlement in the current quarter. These favorable variances were partially offset by lower realized gold prices and the inability to export concentrate in Indonesia. Results for the first half of 2014 compared to the same period in 2013 were impacted by lower asset impairments, lower stockpile and leach pad inventory adjustments, partially offset by lower realized gold prices and the inability to export concentrate in Indonesia.

Gold Sales decreased 12% in the second quarter of 2014 due to lower realized prices and lower sales volumes. Gold Sales decreased 16% in the first half of 2014 due to lower sales volume and realized prices. The following analysis summarizes consolidated gold sales:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Consolidated gold sales:
Gross before provisional pricing	$1,634	$1,874	$3,284	$3,918
Provisional pricing mark-to-market	—	(24)	5	(22)

Gross after provisional pricing	1,634	1,850	3,289	3,896
Treatment and refining charges	(5)	(5)	(9)	(9)

Net	$1,629	$1,845	$3,280	$3,887

Consolidated gold ounces sold (thousands):	1,269	1,331	2,547	2,583
Average realized gold price (per ounce):
Gross before provisional pricing	$1,287	$1,408	$1,290	$1,517
Provisional pricing mark-to-market	—	(18)	2	(9)

Gross after provisional pricing	1,287	1,390	1,292	1,508
Treatment and refining charges	(4)	(4)	(4)	(3)

Net	$1,283	$1,386	$1,288	$1,505

The change in consolidated gold sales is due to:

	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2014 vs. 2013	2014 vs. 2013
Change in consolidated ounces sold	$(85)	$(54)
Change in average realized gold price	(131)	(553)

	$(216)	$(607)

Copper Sales decreased 21% in the second quarter of 2014 compared to the second quarter of 2013 due to lower copper pounds sold primarily related to the inability to export copper concentrate at Batu Hijau partially offset by higher realized prices. Copper Sales decreased 22% in the first half of 2014 compared to the same period in 2013 due to lower sales volume and lower realized prices. The following analysis summarizes consolidated copper sales:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Consolidated copper sales:
Gross before provisional pricing	$141	$207	$283	$373
Provisional pricing mark-to-market	6	(16)	(11)	(25)

Gross after provisional pricing	147	191	272	348
Treatment and refining charges	(11)	(18)	(23)	(29)

Net	$136	$173	$249	$319

Consolidated copper pounds sold (millions):	45	64	90	111
Average realized copper price (per pound):
Gross before provisional pricing	$3.12	$3.22	$3.13	$3.35
Provisional pricing mark-to-market	0.14	(0.25)	(0.13)	(0.22)

Gross after provisional pricing	3.26	2.97	3.00	3.13
Treatment and refining charges	(0.25)	(0.28)	(0.24)	(0.26)

Net	$3.01	$2.69	$2.76	$2.87

The change in consolidated copper sales is due to:

	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2014 vs. 2013	2014 vs. 2013
Change in consolidated pounds sold	$(57)	$(64)
Change in average realized copper price	13	(12)
Change in treatment and refining charges	7	6

	$(37)	$(70)

The following is a summary of consolidated gold and copper sales, net:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Gold
North America:
Carlin	$268	$290	$561	$641
Phoenix	72	80	142	133
Twin Creeks	125	188	257	354
La Herradura	59	71	90	161

	524	629	1,050	1,289

South America:
Yanacocha	240	420	505	875
Australia/New Zealand:
Boddington	190	249	410	578
Tanami	119	83	224	181
Jundee	97	105	179	229
Waihi	52	34	85	84
Kalgoorlie	96	110	214	230

	554	581	1,112	1,302

Indonesia:
Batu Hijau	10	15	18	26
Africa:
Ahafo	156	200	297	395
Akyem	145	—	298	—

	301	200	595	395

	1,629	1,845	3,280	3,887

Copper
North America:
Phoenix	39	25	71	36
Australia/New Zealand:
Boddington	38	49	77	114
Indonesia:
Batu Hijau	59	99	101	169

	136	173	249	319

	$1,765	$2,018	$3,529	$4,206

Costs applicable to sales includes an 11% and 9% reduction in direct operating costs in the second quarter and first half of 2014, respectively, compared to the same periods in 2013. This reduction in direct operating costs includes the addition of Akyem as a new operating site which reached commercial production in the fourth quarter of 2013. Costs applicable to sales for gold and copper decreased in the second quarter and first half of 2014 compared to the same periods in 2013 due to the direct operating cost reduction mentioned above and lower stockpile and leach pad inventory adjustments. For a complete discussion regarding variations in operations, see Results of Consolidated Operations below.

Depreciation and amortization in the second quarter and first half of 2014 decreased compared to the same period of 2013 due to lower stockpile and leach pad inventory adjustments related to depreciation and amortization. We expect Depreciation and amortization to be $1,050 to $1,125 in 2014 including the impact of the stockpile and leach pad write-downs discussed above.

The following is a summary of Costs applicable to sales and Depreciation and amortization:

	Costs Applicable		Depreciation and		Costs Applicable		Depreciation and
	to Sales		Amortization		to Sales		Amortization
	Three Months Ended		Three Months Ended		Six Months Ended		Six Months Ended
	June 30,		June 30,		June 30,		June 30,
	2014	2013	2014	2013	2014	2013	2014	2013
Gold
North America:
Carlin	$209	$169	$43	$27	$401	$348	$78	$59
Phoenix	35	37	9	8	69	78	14	15
Twin Creeks	49	80	9	22	104	132	20	40
La Herradura	26	42	10	7	42	82	18	13

	319	328	71	64	616	640	130	127
South America:
Yanacocha	184	201	84	97	405	361	185	167
Australia/New Zealand:
Boddington	133	252	24	59	275	426	49	101
Tanami	63	64	18	17	118	139	35	33
Jundee	43	51	17	21	85	105	34	37
Waihi	19	25	7	8	38	53	12	16
Kalgoorlie	65	123	4	8	142	198	10	13

	323	515	70	113	658	921	140	200
Indonesia:
Batu Hijau	9	63	3	13	17	70	5	15
Africa:
Ahafo	65	85	17	20	126	151	33	37
Akyem	44	—	21	—	82	—	42	—

	109	85	38	20	208	151	75	37

	944	1,192	266	307	1,904	2,143	535	546

Copper
North America:
Phoenix	30	15	5	3	56	26	8	5
Australia/New Zealand:
Boddington	32	62	6	14	72	110	12	24
Indonesia:
Batu Hijau	54	413	17	81	111	460	30	90

	116	490	28	98	239	596	50	119
Other
Corporate and other	—	—	12	10	—	—	19	17

	—	—	12	10	—	—	19	17

	$1,060	$1,682	$306	$415	$2,143	$2,739	$604	$682

Exploration expense decreased $35 and $60 in the second quarter and first half of 2014, respectively, compared to the same periods of 2013 due to decreases in both brownfields and greenfields expenditures in all our regions.

We expect combined Exploration and Advanced projects, research and development expenses to be approximately $400 to $450 in 2014. Exploration expense will be focused primarily on Carlin underground, Long Canyon and within our La Herradura joint venture in North America, Yanacocha and Merian in South America, Ahafo and Subika in Africa, Waihi in New Zealand and Tanami in Australia. Advanced projects, research and development expense will be focused primarily on Conga, Merian and Verde Bio Leach in South America, La Herradura and North Exodus in North America and Subika in Africa.

General and administrative expense decreased by $6 and $17 for the second quarter and first half of 2014, respectively, compared to the same periods of 2013 due primarily to lower labor costs. We expect General and administrative expenses of $175 to $200 in 2014.

Write-downs totaled $13 for the three and six months ended June 30, 2014, and $2,261 and $2,262 for the three and six months ended June 30, 2013, respectively. The 2014 write-downs are primarily related to non-essential equipment in Other South America. The 2013 write-downs were primarily due to a decrease in the Company’s long-term gold and copper price assumptions during the second quarter to $1,400 per ounce and $3.00 per pound, respectively, combined with rising operating costs. These factors represented significant changes in the business, requiring the Company to evaluate for impairment. For purposes of this evaluation, estimates of future cash flows of the individual reporting units were used to determine fair value. The estimated cash flows were derived from life-of-mine plans, developed using long-term pricing reflective of the current price environment and management’s projections for operating costs.

Other expense, net decreased by $26 in the second quarter of 2014 compared to the second quarter of 2013 mainly due to lower community development, regional administration, and restructuring expenses. Other expense, net decreased by $73 in the first half of 2014 compared to the first half of 2013 mainly due to lower community development, regional administration, restructuring expenses, and transaction costs related to TMAC that occurred in the first quarter of 2013.

Other income, net decreased by $47 in the second quarter of 2014 compared to the second quarter of 2013 and decreased by $27 in the first half of 2014 compared to the first half of 2013 due to a decrease in dividends related to the sale of the Canadian Oil Sands investment in the third quarter of 2013 and lower foreign currency exchange gains, partially offset by the gain on the sale of Midas in the first quarter of 2014.

Interest expense, net increased by $24 and $52 for the second quarter and first half of 2014, respectively, compared to the same periods in 2013 due to decreased capitalized interest. Capitalized interest decreased by $25 and $51 in the second quarter and first half of 2014, respectively, compared to the same periods in 2013 from capital projects being completed at Akyem and Phoenix copper leach. We continue to expect Interest expense, net to be approximately $325 to $350 in 2014.

Income and mining tax expenses during the second quarter of 2014 resulted in an estimated benefit of $53, for an effective tax rate of (58)%. Estimated income and mining tax benefit during the second quarter of 2013 was $287 for an effective tax rate of 12%. The difference in effective tax rates is due to the following: (i) a 2014 release of valuation allowance on some of the Company’s tax credits related to the settlement of an income tax audit; (ii) a larger impact in 2014 from percentage depletion, partially offset by; (iii) a 2014 increase in the rate associated with mining taxes.

During the first half of 2014, the estimated income and mining tax expense was $25, resulting in an effective tax rate of 10%. Estimated income and mining tax benefit during the first half of 2013 was $107 for an effective tax rate of 7%. The difference in effective tax rates is primarily due to the same factors above in addition to the tax impact on the sale of Midas in 2014.

	Three Months Ended June 30,
	2014		2013		Variance
Income (loss) before income and mining tax and other items		$92		$(2,631)

Tax at statutory rate	35%	$32	35%	$(921)
Reconciling items:
Percentage depletion	(21)%	(19)	2%	(52)	(23)%
Change in valuation allowance on deferred tax assets	(81)%	(75)	(26)%	723	(55)%
Mining and other Taxes	5%	5	(1)%	18	6%
Effect of foreign earnings, net of credits	3%	3	(1)%	20	4%
Other	1%	1	3%	(75)	(2)%

Income and mining tax expense (benefit)	(58)%	$(53)	12%	$(287)	(70)%

	Six Months Ended June 30,
	2014		2013		Variance
Income (loss) before income and mining tax and other items		$235		$(2,091)

Tax at statutory rate	35%	$82	35%	$(732)
Reconciling items:
Percentage depletion	(13)%	(30)	4%	(93)	(17)%
Change in valuation allowance on deferred tax assets	(27)%	(62)	(33)%	728	6%
Mining and other Taxes	3%	8	(1)%	36	4%
Disallowed loss on Midas Sale	6%	13		—	6%
Effect of foreign earnings, net of credits	4%	9	(1)%	16	5%
Other	2%	5	3%	(62)	(1)%

Income and mining tax expense (benefit)	10%	$25	7%	$(107)	3%

A valuation allowance is provided for those deferred tax assets for which it is more likely than not that the related benefits will not be realized. In determining the amount of the valuation allowance, each quarter the Company considers future reversals of existing taxable temporary differences, estimated future taxable income, taxable income in prior carryback year(s), as well as feasible tax planning strategies in each jurisdiction to determine if the deferred tax assets are realizable. If it is determined we will not realize all or a portion of its deferred tax assets, we will place or increase a valuation allowance. Conversely, if we determine that we will ultimately be able to realize all or a portion of the related benefits for which a valuation allowance has been provided, all or a portion of the related valuation allowance will be reduced. There are a number of risk factors that could impact the Company’s ability to realize the deferred tax assets. See Note 2, Summary of Significant Accounting Policies, Risks and Uncertainties.

Likewise, there are a number of factors that can potentially impact the Company’s effective tax, including the geographic distribution of income, the non-recognition of tax assets, percentage depletion, changes in tax laws, and the impact of specific transactions and assessments. For a complete discussion of the factors that influence our effective tax rate, see Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations for the year ended December 31, 2013 filed June 13,2014 on Form 8-K.

Due to the factors discussed above and the sensitivity of the Company’s income tax expense and effective tax rate to these factors, it is expected that the effective tax rate will fluctuate, sometimes significantly, in future periods. We expect the 2014 consolidated tax expense to be approximately 37% to 40%, assuming an average realized gold price of $1,300 per ounce.

Net income (loss) attributable to noncontrolling interests increased to a net loss of $35 in the second quarter and $87 in the first half of 2014 compared to a net loss of $214 in the second quarter and $172 in the first half of 2013 as a result of increased earnings at Batu Hijau partially offset by decreased earnings at Minera Yanacocha as well as the TMAC transaction in March 2013.

Income (loss) from discontinued operations includes an increase in the Holt property royalty liability as of June 30, 2014. During the second quarter of 2014, the Company recorded a charge of $2, net of tax benefits of $1, related to a decrease in discount rates offset by a decrease in gold price. During the first half of 2014, the Company recorded a charge from discontinued operations of $19, net of tax benefit of $9, related to an increase in gold price, an increase in expected future production and a decrease in discount rates. During the second quarter of 2013, the Company recorded a benefit of $74, net of tax expense of $34, related to a decline in the gold spot price and an increase in discount rates. During the first half of 2013, the Company recorded a benefit from discontinued operations of $74, net of tax expense of $34, related to a decline in the gold spot price and an increase in discount rates. Due to the nature of the sliding scale royalty calculation, changes in expected production and the gold price have a significant impact on the fair value of the liability.

Results of Consolidated Operations

	Gold or Copper Produced		Costs Applicable to Sales(1)		Depreciation and Amortization		All-In Sustaining Costs(3)
	2014	2013	2014	2013	2014	2013	2014	2013
	(ounces in thousands)		($ per ounce)		($ per ounce)		($ per ounce)
Three Months Ended June 30,
Gold
North America	401	437	$780	$722	$175	$141	$1,032	$1,095
South America	190	291	984	673	454	328	1,398	949
Australia / New Zealand	455	404	748	1,206	164	265	926	1,425
Indonesia	15	13	1,071	5,299	374	1,165	1,556	5,917
Africa	238	139	468	596	161	139	688	1,035

Total/Weighted-Average	1,299	1,284	$744	$895	$211	$231	$1,063	$1,283

Attributable to Newmont(2)(3)	1,220	1,167

	(pounds in millions)		($ per pound)		($ per pound)		($ per pound)
Copper
North America	12	9	$2.33	$1.65	$0.41	$0.34	$3.15	$2.38
Australia/New Zealand	16	16	2.42	3.25	0.42	0.71	3.31	3.84
Indonesia	34	36	2.82	11.23	0.89	2.20	4.32	12.59

Total/Weighted Average	62	61	$2.53	$7.59	$0.62	$1.51	$3.69	$8.72

Attributable to Newmont	45	42

	(tonnes in thousands)
Copper
North America	5	4
Australia/New Zealand	7	7
Indonesia	16	16

Total/Weighted Average	28	27

Attributable to Newmont	20	19

	Gold or Copper Produced		Costs Applicable to Sales(1)		Depreciation and Amortization		All-In Sustaining Costs(3)
	2014	2013	2014	2013	2014	2013	2014	2013
	(ounces in thousands)		($ per ounce)		($ per ounce)		($ per ounce)
Six Months Ended June 30,
Gold
North America	807	874	$753	$743	$160	$148	$995	$1,065
South America	398	577	1,032	626	472	290	1,401	917
Australia/New Zealand	893	825	765	1,062	163	230	934	1,277
Indonesia	31	27	1,161	3,682	348	806	1,800	4,474
Africa	462	264	448	577	162	141	652	1,077

Total/Weighted-Average	2,591	2,567	$747	$830	$210	$211	$1,048	$1,205

Attributable to Newmont(3)(4)	2,430	2,333

	(pounds in millions)		($ per pound)		($ per pound)
Copper
North America	24	16	$2.36	$2.11	$0.35	$0.43	$2.88	$2.75
Australia/New Zealand	34	35	2.53	2.78	0.41	0.60	3.32	3.38
Indonesia	81	76	2.90	7.71	0.78	1.51	4.47	9.18

Total/Weighted Average	139	127	$2.62	$5.35	$0.55	$1.07	$3.69	$6.45

Attributable to Newmont	97	88

	(tonnes in thousands)
Copper
North America	11	7
Australia/New Zealand	15	16
Indonesia	37	35

Total/Weighted Average	63	58

Attributable to Newmont	44	40

(1)	Excludes Depreciation and amortization and Reclamation and remediation.
(2)	Includes 8 and 17 attributable ounces in 2014 and 2013, respectively, from our interest in La Zanja and 13 and 14 attributable ounces in 2014 and 2013, respectively, from our interest in Duketon.
(3)	All-In Sustaining Costs is a non-GAAP financial measure. See page 66 for a reconciliation.
(4)	Includes 23 and 32 attributable ounces in 2014 and 2013, respectively, from our interest in La Zanja and 25 and 29 attributable ounces in 2014 and 2013, respectively, from our interest in Duketon.

Second quarter 2014 compared to 2013

Consolidated gold production increased 1% due to higher production from Africa and Australia / New Zealand partially offset by lower production from Yanacocha and North America. Consolidated copper production increased 2% due to production from the Phoenix copper leach facility that reached commercial production in the fourth quarter of 2013 partially offset by lower production from Batu Hijau related to the export issue.

Costs applicable to sales per consolidated gold ounce sold decreased 17% due to the continued progress in reducing direct operating costs as mentioned above as well as lower stockpile and leach pad inventory adjustments and low cost production from Akyem partially offset by higher mining costs on a unit basis at Yanacocha. Costs applicable to sales per consolidated copper pound decreased 67% due to lower stockpile inventory adjustments as compared to the prior year quarter.

Depreciation and amortization decreased 9% per consolidated gold ounce sold due to lower stockpile and leach pad inventory adjustments partially offset by higher asset retirement costs at Yanacocha. Depreciation and amortization decreased 59% per consolidated copper pound sold due to lower stockpile inventory adjustments than the prior year quarter.

First half 2014 compared to 2013

Consolidated gold production increased 1% from higher production from Africa and Australia / New Zealand partially offset by lower production from Yanacocha and North America. Consolidated copper production increased 9% due primarily to production from the Phoenix copper leach facility that reached commercial production in the fourth quarter of 2013.

Costs applicable to sales per consolidated gold ounce sold decreased 10% due to the continued progress in reducing direct operating costs, lower stockpile and leach pad inventory adjustments and low cost production from Akyem partially offset by lower ounces produced at Yanacocha. Costs applicable to sales per consolidated copper pound sold decreased 51% due to lower stockpile inventory adjustments.

Depreciation and amortization per consolidated gold ounce sold was essentially in line with prior year. Depreciation and amortization decreased 49% per consolidated copper pound sold due to lower stockpile inventory adjustments.

We now expect attributable gold production of approximately 4.7 to 5.0 million ounces at consolidated Costs applicable to sales per ounce of $720 to $760. We now expect attributable copper production of approximately 90,000 to 100,000 tonnes at consolidated Costs applicable to sales per pound of $2.80 to $3.10 in 2014.

North America Operations

	Gold Ounces Produced		Costs Applicable to Sales(1)		Depreciation and Amortization		All-In Sustaining Costs(4)
	2014	2013	2014	2013	2014	2013	2014	2013
	(in thousands)		($ per ounce)		($ per ounce)		($ per ounce)
Three Months Ended June 30,
Carlin	209	203	$1,003	$806	$208	$128	$1,220	$1,090
Phoenix	52	64	601	579	156	127	702	766
Twin Creeks	94	116	507	628	95	176	844	776
La Herradura(2)	46	54	568	784	214	123	804	1,815

Total/Weighted-Average	401	437	$780	$722	$175	$141	$1,032	$1,095

Attributable to Newmont	401	437

	(pounds in millions)		($ per pound)		($ per pound)		($ per pound)
Phoenix	12	9	$2.33	$1.65	$0.41	$0.34	$3.15	$2.38

	(tonnes in thousands)
Phoenix	5	4

	Gold Ounces Produced(1)		Costs Applicable to Sales(1)		Depreciation and Amortization		All-In Sustaining Costs(4)
	2014	2013	2014	2013	2014	2013	2014	2013
	(in thousands)		($ per ounce)		($ per ounce)		($ per ounce)
Six Months Ended June 30,
Carlin	438	434	$919	$806	$179	$135	$1,082	$1,058
Phoenix	105	116	613	796	127	155	759	990
Twin Creeks	190	215	522	592	101	183	859	783
La Herradura(2)(3)	74	109	603	750	260	119	899	1,404

Total/Weighted-Average	807	874	$753	$743	$160	$148	$995	$1,065

Attributable to Newmont	807	874

	(pounds in millions)		($ per pound)		($ per pound)		($ per pound)
Phoenix	24	16	$2.36	$2.11	$0.35	$0.43	$2.88	$2.75

	(tonnes in thousands)
Phoenix	11	7

(1)	Excludes Depreciation and amortization and Reclamation and remediation.
(2)	Our proportionate 44% share.
(3)	Includes 4,000 development ounces from the newly constructed mill at La Herradura.
(4)	All-In Sustaining Costs is a non-GAAP financial measure. See page 66 for a reconciliation.

Second quarter 2014 compared to 2013

Carlin, USA. Gold ounces produced increased 3% due primarily to higher tons and grade at Mill 6 as well as higher recoveries at Emigrant. Mill 6 throughput was positively impacted by the Full Potential project. Costs applicable to sales per ounce increased 24% due to planned stripping at Gold Quarry and the Carlin North Area partially offset by lower direct operating costs. Lower direct operating costs were positively impacted by Full Potential projects that lowered contract haulage costs, that optimized the haul road distances and reduced leach pad consumables. Depreciation and amortization per ounce increased 63% due to costs related to the ongoing stripping campaign.

Phoenix, USA. Gold ounces produced decreased 19% due to lower mill throughput and lower grade. Copper pounds produced increased 33% due to production from the Phoenix Copper Leach facility which was completed in the fourth quarter of 2013. Costs applicable to sales per ounce increased 4% due to lower ounces sold. Costs applicable to sales per pound increased 41% from higher allocation of costs to copper. Depreciation and amortization increased 23% per ounce and increased 21% per pound due to lower gold production and the amortization of the copper leach facility.

Twin Creeks, USA. Gold ounces produced decreased 19% due to lower production following the sale of Midas as well as lower tons and grade at the Twin Creeks Autoclave. Costs applicable to sales per ounce decreased 19% due to a lower strip ratio, and the sale of Midas. Depreciation and amortization per ounce decreased 46% due to the Midas sale.

La Herradura, Mexico. Gold production decreased 15% due to the impact of the suspension of the explosives permit and reduced mining area. Costs applicable to sales per ounce decreased 28% due to higher leach placement with the ramp up of production after receiving the explosives permit partially offset by lower ounces sold. Depreciation and amortization per ounce increased 74% due to the new mill and additional mining equipment.

First half 2014 compared to 2013

Carlin, USA. Gold ounces produced were slightly higher than prior year. Mill 6 throughput was positively impacted by the Full Potential project. Costs applicable to sales per ounce increased 14% due to planned stripping at Gold Quarry and the Carlin North Area partially offset by lower direct operating costs. Lower direct operating was positively impacted by Full Potential projects that lowered contract haulage costs, that optimized the haul road distances and reduced leach pad consumables. Depreciation and amortization per ounce increased 33% due to costs related to the ongoing stripping campaign.

Phoenix, USA. Gold ounces produced decreased 9% due primarily to lower mill throughput. Copper pounds produced increased 50% due to production from the Phoenix Copper Leach facility which was completed in the fourth quarter of 2013. Costs applicable to sales per ounce decreased 23% due to lower operating costs and higher by-product credits. Costs applicable to sales per pound increased 12% from higher allocation of costs to copper partially offset by higher pounds sold as result of the new copper leach facility. Depreciation and amortization per ounce decreased 18% due to higher ounces sold. Depreciation and amortization per pound decreased 19% due to higher copper pounds sold as a result of the new production from copper leach.

Twin Creeks, USA. Gold ounces produced decreased 12% due to lower production following the sale of Midas. Costs applicable to sales per ounce decreased 12% due to a lower strip ratio and the sale of Midas. Depreciation and amortization per ounce decreased 45% due to the Midas sale.

La Herradura, Mexico. Gold production decreased 32% due to the impact of the suspension of the explosives permit and reduced mining area. Costs applicable to sales per ounce decreased 20% due to higher leach placement with the ramp up of production after receiving the explosives permit partially offset by lower ounces sold. Depreciation and amortization per ounce increased 118% due to the new mill and additional mining equipment.

We continue to expect gold production in North America of approximately 1.6 to 1.7 million ounces at revised Costs applicable to sales per ounce of $750 to $810 in 2014. We continue to expect copper production in North America of approximately 15,000 to 25,000 tonnes at revised Costs applicable to sales per pound of $2.10 to $2.30 in 2014.

South America Operations

	Gold Ounces Produced		Costs Applicable to Sales(1)		Depreciation and Amortization		All-In Sustaining Costs(2)
	2014	2013	2014	2013	2014	2013	2014	2013
	(in thousands)		($ per ounce)		($ per ounce)		($ per ounce)
Three Months Ended June 30,
Yanacocha	190	291	$984	$673	$454	$328	$1,344	$943

Attributable to Newmont:
Yanacocha (51.35%)	98	150
La Zanja (46.94%)	8	17

	106	167

	Gold Ounces Produced		Costs Applicable to Sales(1)		Depreciation and Amortization		All-In Sustaining Costs(2)
	2014	2013	2014	2013	2014	2013	2014	2013
	(in thousands)		($ per ounce)		($ per ounce)		($ per ounce)
Six Months Ended June 30,
Yanacocha	398	577	$1,032	$626	$472	$290	$1,355	$908

Attributable to Newmont:
Yanacocha (51.35%)	205	296
La Zanja (46.94%)	23	32

	228	328

(1)	Excludes Depreciation and amortization and Reclamation and remediation.
(2)	All-In Sustaining Costs is a non-GAAP financial measure. See page 66 for a reconciliation.

Second quarter 2014 compared to 2013

Yanacocha, Peru. Gold production decreased 35% due primarily to processing lower grade stockpiled ore through the mill as planned. This resulted from declines in higher grade mine production at Tapado Oeste and Chaquicocha. Costs applicable to sales per ounce increased 46% due to higher direct mining costs on a unit basis related to the decline in production in the current year compared to prior year. Depreciation and amortization per ounce increased 38% due to higher asset retirement costs, the portion of the stockpile and leach pad inventory adjustments related to depreciation and amortization, and lower ounces sold.

First half 2014 compared to 2013

Yanacocha, Peru. Gold production decreased 31% due primarily to processing lower grade stockpiled ore through the mill as planned. This resulted from declines in higher grade mine production at Tapado Oeste and Chaquicocha. Costs applicable to sales per ounce increased 65% due to higher direct mining costs on a unit basis as well as the unfavorable impact of fixed costs spread over lower ounces sold. Depreciation and amortization per ounce increased 63% due to higher asset retirement costs, the portion of the stockpile and leach pad inventory adjustments related to depreciation and amortization, and lower ounces sold.

We continue to expect attributable gold production in South America of approximately 510,000 to 560,000 ounces at revised consolidated Costs applicable to sales per ounce of $660 to $720 in 2014.

Australia/New Zealand

Operations

	Gold or Copper Produced		Costs Applicable to Sales(1)		Depreciation and Amortization		All-In Sustaining Costs(3)
	2014	2013	2014	2013	2014	2013	2014	2013
	(ounces in thousands)		($ per ounce)		($ per ounce)		($ per ounce)
Three Months Ended June 30,
Gold
Boddington	168	171	$897	$1,307	$165	$308	$1,061	$1,440
Tanami	95	62	680	1,064	195	278	924	1,467
Jundee	74	73	569	714	226	289	724	959
Waihi	41	25	468	995	174	316	537	1,280
KCGM	77	73	868	1,601	57	108	960	1,662

Total/Weighted-Average	455	404	$748	$1,206	$164	$265	$926	$1,425

Attributable to Newmont(2)	468	418

	(pounds in millions)		($ per pound)		($ per pound)		($ per pound)
Copper
Boddington	16	16	$2.42	$3.25	$0.42	$0.71	$3.31	$3.84

	(tonnes in thousands)
Boddington	7	7

	Gold or Copper Produced		Costs Applicable to Sales(1)		Depreciation and Amortization		All-In Sustaining Costs(3)
	2014	2013	2014	2013	2014	2013	2014	2013
	(ounces in thousands)		($ per ounce)		($ per ounce)		($ per ounce)
Six Months Ended June 30,
Gold
Boddington	342	347	$873	$1,086	$157	$258	$1,013	$1,214
Tanami	179	122	680	1,156	202	272	942	1,562
Jundee	138	150	614	712	244	246	777	966
Waihi	67	55	577	954	182	282	636	1,164
KCGM	167	151	852	1,309	59	89	916	1,377

Total/Weighted-Average	893	825	$765	$1,062	$163	$230	$934	$1,277

Attributable to Newmont(2)	918	854

	(pounds in millions)		($ per pound)		($ per pound)		($ per pound)
Copper
Boddington	34	35	$2.53	$2.78	$0.41	$0.60	$3.32	$3.38

	(tonnes in thousands)
Boddington	15	16

(1)	Excludes Depreciation and amortization and Reclamation and remediation.
(2)	Includes 13,000 and 14,000 attributable ounces in the second quarter 2014 and 2013, respectively, and 25,000 and 29,000 attributable ounces in the first half of 2014 and 2013, respectively, from our interest in Duketon.
(3)	All-In Sustaining Costs is a non-GAAP financial measure. See page 66 for a reconciliation.

Second quarter 2014 compared to 2013

Boddington, Australia. Gold production decreased 2% due to lower ore grade milled as a result of lower ore grade mined. This was mostly offset by higher throughput as the result of an increase in mill utilization due to the sustainable process improvements implemented with the Full Potential project. Copper production was essentially in line with the prior year quarter due to higher throughput partially offset by lower ore grade milled. Costs applicable to sales decreased 31% per ounce and decreased 26% per pound due to lower stockpile inventory adjustments compared to prior year, lower mill maintenance costs and lower mining costs on a unit basis as a result of higher tons mined. These were achieved through improved shovel availability, a change in the mine sequence, and an improved strip ratio. Depreciation and amortization decreased 46% per ounce and 41% per pound due to the asset impairment during the second quarter of 2013, and the impact of the higher stockpile inventory adjustments in the prior year quarter.

Tanami, Australia. Gold ounces produced increased 53% due to higher grades from the Auron ore body coupled with improved mining rates. These were primarily due to higher truck utilization and stope availability leading to higher tons mined and higher mill throughput. Costs applicable to sales decreased 36% per ounce due to higher production coupled with lower underground mining costs on a unit basis as a result of higher tons mined and lower operating development costs. Depreciation and amortization decreased 30% per ounce due to higher production.

Jundee, Australia. Gold ounces produced increased 1% as a result of higher throughput and ore grade milled, partially offset by a build-up of in-circuit inventory. Costs applicable to sales decreased 20% per ounce due to lower underground mining costs and higher production. Depreciation and amortization decreased 22% per ounce due to a lower amortization charge as a result of an increase in reserve base at January 1, 2014.

Waihi, New Zealand. Gold ounces produced increased 64% due to higher throughput as a result of higher ore tons mined. Costs applicable to sales decreased 53% per ounce due to higher production and lower operating costs related to the stripping campaign in the prior year period. Depreciation and amortization decreased 45% per ounce due to higher production.

Kalgoorlie, Australia. Gold ounces produced increased 5% primarily due to a combination of higher ore grade milled, recovery and throughput and higher concentrate production, partially offset by a build-up of gold in-circuit inventory. Costs applicable to sales decreased 46% per ounce and Depreciation and amortization decreased 47% per ounce due to lower direct operating costs, higher production, and the impact of the inventory adjustment in the prior year quarter.

First half 2014 compared to 2013

Boddington, Australia. Gold production decreased 1% and copper production decreased 3% due to lower ore grade milled as a result of lower ore grade mined. This was mostly offset by higher throughput as the result of an increase in mill utilization due to the sustainable process improvements implemented with the Full Potential project. Costs applicable to sales decreased 20% per ounce and 9% per pound due to lower stockpile inventory adjustments compared to prior year, lower mill maintenance costs, and lower mining costs on a unit basis as a result of higher tons mined. These were achieved through improved shovel availability, a change in the mine sequence, and an improved strip ratio. Depreciation and amortization decreased 39% per ounce and 32% per pound due to the impact of the prior year asset impairment.

Tanami, Australia. Gold ounces produced increased 47% due to higher grades from the Auron ore body coupled with improved mining rates. These were primarily due to higher truck utilization and stope availability leading to higher tons mined and higher mill throughput. Costs applicable to sales decreased 41% per ounce due to higher production coupled with lower underground mining costs on a unit basis as a result of higher tons mined and lower operating development costs and favorable foreign exchange rates. Depreciation and amortization decreased 26% per ounce due to higher production.

Jundee, Australia. Gold ounces produced decreased 8% mainly as a result of lower ore grade milled, partially offset by higher throughput. Costs applicable to sales decreased 14% per ounce due to lower underground mining costs and favorable foreign exchange rates partially offset by lower production. Depreciation and amortization was essentially in line with prior year.

Waihi, New Zealand. Gold ounces produced increased 22% due to higher mill throughput as a result of higher ore tons mined partially offset by lower ore grade milled and a build-up of in-circuit inventory. Costs applicable to sales decreased 40% per ounce due to higher production and lower mining and milling costs on a unit basis related to higher production and the stripping campaign in the prior year period. Depreciation and amortization decreased 35% per ounce due to higher production.

Kalgoorlie, Australia. Gold ounces produced increased 11% primarily due to a combination of higher ore grade milled, throughput and recovery and higher concentrate production, partially offset by build-up of gold in-circuit inventory. Costs applicable to sales decreased 35% per ounce and Depreciation and amortization decreased 34% per ounce due to lower open pit mining and processing direct operating costs, higher production, and the impact of the inventory adjustment in the prior year.

We now expect attributable gold production for Australia/New Zealand of approximately 1.6 to 1.7 million ounces at revised consolidated Costs applicable to sales per ounce of $805 to $880 in 2014. We continue to expect our attributable copper production to be 25,000 to 35,000 tonnes at consolidated Costs applicable to sales per pound of $2.50 to $2.80 in 2014.

Indonesia Operations

	Gold or Copper Produced		Costs Applicable to Sales(1)		Depreciation and Amortization		All-In Sustaining Costs(3)
	2014	2013	2014	2013	2014	2013	2014	2013
	(ounces in thousands)		($ per ounce)		($ per ounce)		($ per ounce)
Three Months Ended June 30,
Gold
Batu Hijau	15	13	$1,071	$5,299	$374	$1,165	$1,444	$5,917

Attributable to Newmont(2)	7	6

	(pounds in millions)		($ per pound)		($ per pound)		($ per pound)
Copper
Batu Hijau	34	36	$2.82	$11.23	$0.89	$2.20	$4.32	$12.59

Attributable to Newmont	17	17

	(tonnes in thousands)
Batu Hijau	16	16

Attributable to Newmont	8	8

	Gold or Copper Produced		Costs Applicable to Sales(1)		Depreciation and Amortization		All-In Sustaining Costs(3)
	2014	2013	2014	2013	2014	2013	2014	2013
	(ounces in thousands)		($ per ounce)		($ per ounce)		($ per ounce)
Six Months Ended June 30,
Gold
Batu Hijau	31	27	$1,161	$3,682	$348	$806	$1,733	$4,474

Attributable to Newmont(2)	15	13

	(pounds in millions)		($ per pound)		($ per pound)		($ per pound)
Copper
Batu Hijau	81	76	$2.90	$7.71	$0.78	$1.51	$4.47	$9.18

Attributable to Newmont	39	37

	(tonnes in thousands)
Batu Hijau	37	35

Attributable to Newmont	18	17

(1)	Excludes Depreciation and amortization and Reclamation and remediation.
(2)	Our 48.5% economic interest.
(3)	All-In Sustaining Costs is a non-GAAP financial measure. See page 66 for a reconciliation.

Second quarter 2014 compared to 2013

Batu Hijau, Indonesia. Gold production increased 15% due to higher grade and higher metal recovery partially offset by lower throughput as a result of the export issue. Copper production decreased 6% due to lower throughput as a result of the export issue partially offset by higher ore grade milled and higher recovery. Costs applicable to sales and Depreciation and amortization include $16 and $11, respectively, of abnormal costs related to the suspended operation. Costs applicable to sales decreased 80% per ounce and decreased 75% per pound due to lower inventory adjustments compared to prior year quarter. Depreciation and amortization decreased 68% per ounce and decreased 60% per pound due to lower total depreciation and amortization as a result of the prior year inventory adjustments.

First half 2014 compared to 2013

Batu Hijau, Indonesia. Gold production increased 15% and copper production increased 7% due to higher ore grade milled and higher recovery partially offset by lower throughput as a result of the export issue. Costs applicable to sales and Depreciation and amortization include $16 and $11, respectively, of abnormal costs related to the suspended operation. Costs applicable to sales decreased 68% per ounce and 62% per pound due to mining higher grade material and the stockpile inventory adjustment in the prior year. Depreciation and amortization decreased 57% per ounce and 48% per pound due to the favorable impact of the prior year stockpile inventory adjustment related to depreciation and amortization partially offset by lower ounces and pound sold.

On June 27, 2014, PTNNT and its majority shareholder Nusa Tenggara Partnership B.V. (“NTPBV,” a Dutch entity) submitted a request for arbitration to the International Centre for Settlement of Investment Disputes (“ICSID”) against the Government of Indonesia seeking relief from application of recent Indonesian export regulations. The recent export regulations impose new export conditions, an export duty and a January 2017 ban on the export of copper concentrate, all of which violate the Contract of Work signed by the Government of Indonesia and PTNNT and the bilateral investment treaty between Indonesia and the Netherlands. PTNNT and NTPBV intend to request provisional measures of the ICSID tribunal seeking to allow PTNNT to resume exporting copper concentrate under the existing terms of the Contract of Work during the pendency of the arbitration. PTNNT and NTPBV intend to vigorously pursue this action, but cannot reasonably predict the outcome.

Due to the export issues, using the conservative assumption of no additional production in 2014, we now expect attributable gold production for Indonesia of approximately 15,000 to 20,000 ounces at consolidated Costs applicable to sales per ounce of $1,435 to $1,570. We now expect attributable copper production of approximately 15,000 to 20,000 tonnes at consolidated Costs applicable to sales per pound of $3.50 to $3.80 in 2014.

Africa Operations

	Gold Ounces Produced		Costs Applicable to Sales(1)		Depreciation and Amortization		All-In Sustaining Costs(2)
	2014	2013	2014	2013	2014	2013	2014	2013
	(in thousands)		($ per ounce)		($ per ounce)		($ per ounce)
Three Months Ended June 30,
Ahafo	125	139	$534	$596	$134	$139	$893	$965
Akyem	113	—	396	—	190	—	416	—

Total / Weighted Average	238	139	$468	$596	$161	$139	$688	$1,035

Attributable to Newmont	238	139

	Gold Ounces Produced		Costs Applicable to Sales(1)		Depreciation and Amortization		All-In Sustaining Costs(2)
	2014	2013	2014	2013	2014	2013	2014	2013
	(in thousands)		($ per ounce)		($ per ounce)		($ per ounce)
Six Months Ended June 30,
Ahafo	230	264	$544	$577	$141	$141	$879	$992
Akyem	232	—	353	—	182	—	388	—

Total / Weighted Average	462	264	$448	$577	$162	$141	$652	$1,077

Attributable to Newmont	462	264

(1)	Excludes Depreciation and amortization and Reclamation and remediation.
(2)	All-In Sustaining Costs is a non-GAAP financial measure. See page 66 for a reconciliation.

Second quarter 2014 compared to 2013

Ahafo, Ghana. Gold production decreased 10% due to lower mill throughput as a result of lower mill availability and lower ore grade processed. Costs applicable to sales per ounce decreased 10% due to lower labor costs, a decrease in mining rates to synchronize with mill throughput, and operating efficiencies from the Full Potential project. Full Potential efficiencies include lower mill consumables and improved tire life. Depreciation and amortization per ounce decreased 4% due to a build-up of stockpile inventory.

Akyem, Ghana. Gold ounces produced of 113,000, Costs applicable to sales per ounce of $396, and Depreciation and amortization per ounce of $190 are due to the commencement of commercial production in the fourth quarter of 2013.

First half 2014 compared to 2013

Ahafo, Ghana. Gold production decreased 13% due to lower mill grade and lower mill throughput. Costs applicable to sales per ounce decreased 6% due to lower labor costs, a decrease in mining rates to synchronize with mill throughput and operating efficiencies from the Full Potential project. Full Potential efficiencies include lower mill consumables and improved tire life.

Akyem, Ghana. Gold ounces produced of 232,000, Costs applicable to sales per ounce of $353, and Depreciation and amortization per ounce of $182 are due to the commencement of commercial production in the fourth quarter of 2013.

We now expect gold production in Africa of approximately 855,000 to 920,000 ounces at Costs applicable to sales per ounce of $495 and $540 in 2014.

Foreign Currency Exchange Rates

Our foreign operations sell their gold and copper production based on U.S. dollar metal prices. Approximately 50% and 51% of Costs applicable to sales for our foreign operations were paid in currencies other than the U.S. dollar during the second quarter of 2014 and 2013, respectively. Approximately 47% and 50% of Costs applicable to sales for our foreign operations were paid in currencies other than the U.S. dollar during the first half of 2014 and 2013, respectively. Variations in the local currency exchange rates in relation to the U.S. dollar at our foreign mining operations decreased Costs applicable to sales $25 per ounce and $14 per ounce, net of hedging gains, during the second quarter and first half of 2014, respectively, compared to the same periods in 2013.

Liquidity and Capital Resources

Cash Provided from Operating Activities

Net cash provided from continuing operations was $561 in the first half of 2014, a decrease of $171 from the first half of 2013, primarily due to lower average realized gold price offset by a decrease in direct operating costs.

Investing Activities

Net cash used in investing activities decreased to $428 during the first half of 2014 compared to $1,105 during the same period of 2013, respectively. Additions to property, plant and mine development were as follows:

	Six Months Ended June 30,
	2014	2013
North America:
Carlin	$102	$119
Phoenix	16	68
Twin Creeks	60	43
La Herradura	14	64
Other North America	6	13

	198	307

South America:
Yanacocha	35	89
Other South America	15	161

	50	250

Australia/New Zealand:
Boddington	46	54
Tanami	38	44
Jundee	15	23
Waihi	5	8
Kalgoorlie	5	5
Other Australia/New Zealand	4	3

	113	137

Indonesia:
Batu Hijau	31	56

	31	56

Africa:
Ahafo	60	117
Akyem	—	154

	60	271
Corporate and Other	12	48

Accrual basis	464	1,069
Decrease (increase) in accrued capital expenditures	25	51

Cash basis	$489	$1,120

Capital expenditures in North America during the first half of 2014 primarily related to the development of the Turf Vent Shaft project, capitalized drilling and engineering at Long Canyon, surface and underground mine development and capitalized exploration drilling in both Nevada and Mexico, infrastructure improvements in Nevada and completion of a mill in Mexico. Capital expenditures in South America were primarily related to the Conga project, surface mine development and capitalized equipment component purchases. The majority of capital expenditures in Australia and New Zealand were for underground mine development, tailings facility construction, mining equipment and equipment component purchases and infrastructure improvements. Capital expenditures in Indonesia were primarily for equipment and equipment component purchases. Capital expenditures in Africa were primarily related to tailings facility construction and equipment and equipment component purchases. Capital expenditures in Corporate were primarily related to the Merian project engineering and reserve conversion drilling and Corporate software improvements. We now expect 2014 consolidated capital expenditures to be $1,400 to $1,485.

Capital expenditures in North America during the first half of 2013 were primarily related to the construction of the Phoenix Copper Leach project, the development of the Turf Vent Shaft project, surface and underground mine development and infrastructure improvements in Nevada, as well as mill expansion capital in Mexico. Capital expenditures in South America were primarily related to the Conga project, surface mine and leach pad development and equipment purchases. The majority of capital expenditures in Australia and New Zealand were for underground mine development, tailings facility construction, mining equipment purchases and infrastructure improvements. Capital expenditures in Indonesia were primarily for equipment and equipment component purchases. Capital expenditures in Africa were primarily related to Akyem development and the Subika expansion project, equipment purchases and surface mine development at Ahafo. Capital expenditures in Corporate were primarily related to the Merian project.

Acquisitions, net. During the first half of 2014 we purchased the remaining 20% noncontrolling interest in the Merian project. During the first half of 2013 we paid $13 in contingent payments in accordance with the 2009 Boddington acquisition agreement.

Sale of marketable securities. During the first half of 2014 we received $25 primarily from the sale of Paladin securities.

Purchases of marketable securities. During the first half of 2014 and 2013 we purchased $1 and $1, respectively, of marketable equity securities.

Proceeds from sale of other assets. During the first half of 2014, we received $76, of which, $57 was from the Midas sale and $19 primarily from the sale of equipment at Conga. During the first half of 2013 we received $49 primarily from the sale of equipment at Conga.

Financing Activities

Net cash provided from (used in) financing activities was $(27) and $87 during the first half of 2014 and 2013, respectively.

Proceeds from and repayment of debt. During the first half of 2014, we received net proceeds from debt of $18 from our other short-term debt and paid $5 in debt for Africa. During the first half of 2013, we received net proceeds from debt of $987 from the PTNNT revolving credit facility. Proceeds from the issuance of debt were partially offset by payments of $534 on the revolving credit facility. At June 30, 2014, $167 of the $3,000 Corporate revolving credit facility were used to secure the issuance of letters of credit, primarily supporting reclamation obligations (see “Off-Balance Sheet Arrangements” below).

Scheduled minimum debt repayments are $51 for the remainder of 2014, $168 in 2015, $221 in 2016, $771 in 2017, $1 in 2018 and $5,680 thereafter. We expect to be able to fund debt maturities and capital expenditures from Net cash provided by operating activities, short-term investments, existing cash balances and available credit facilities.

At June 30, 2014 and 2013, Newmont Mining Corporation was in compliance with all required debt covenants and other restrictions related to material debt agreements.

Proceeds from stock issuance, net. We received proceeds of $2 during the first half of 2013, from the issuance of common stock, primarily related to employee stock sales and option exercises.

Sale of noncontrolling interests. We received $68 and $32 in proceeds, net of transaction costs, during the first half of 2014 and 2013, respectively, related to TMAC’s private placement to raise funds.

Acquisition of noncontrolling interests. In the first half of 2014 and 2013, we advanced certain funds to PTPI, an unrelated noncontrolling shareholder of PTNNT, in accordance with a loan agreement. Our economic interest in PTNNT did not change as a result of these transactions.

Dividends paid to noncontrolling interests. We paid dividends of $4 and $2 to noncontrolling interests in the first half of 2014 and 2013, respectively.

Dividends paid to common stockholders. We declared regular quarterly dividends totaling $0.175 and $0.775 per common share for the six months ended June 30, 2014 and 2013, respectively. Additionally, Newmont Mining Corporation of Canada Limited, a subsidiary of the Company, declared regular quarterly dividends on its exchangeable shares totaling C$0.7914 through June 30, 2013. We paid dividends of $89 and $385 to common stockholders in the first half of 2014 and 2013, respectively.

Discontinued Operations

Net operating cash used in discontinued operations was $6 and $11 in the first half of 2014 and 2013, respectively, related to payments on the Holt property royalty.

Off-Balance Sheet Arrangements

We have the following off-balance sheet arrangements: operating leases (as discussed in Note 29 to the Consolidated Financial Statements for the year ended December 31, 2013, filed on June 13, 2014 on Form 8-K) and $1,835 of outstanding letters of credit, surety bonds and bank guarantees (see Note 26 to the Condensed Consolidated Financial Statements).

We also have sales agreements to sell copper and gold concentrates at market prices as follows (in thousands of tons):

	2014	2015	2016	2017	2018	Thereafter
Batu Hijau	269	197	—	—	—	—
Boddington	121	198	204	209	165	66
Phoenix	48	41	71	—	—	—

	438	436	275	209	165	66

Other Liquidity Matters

At June 30, 2014, the Company had $1,653 in cash and cash equivalents, of which $1,081 was held in foreign subsidiaries and is primarily held in U.S. dollar denominated accounts with the remainder in foreign currencies readily convertible to U.S. dollars. At June 30, 2014, $382 of the consolidated cash and cash equivalents was attributable to noncontrolling interests primarily related to our Indonesian and Peruvian operations which is being held to fund those operations and development projects. At June 30, 2014, $971 in consolidated cash and cash equivalents ($623 attributable to Newmont) was held at certain foreign subsidiaries that, if repatriated, may be subject to withholding taxes. The repatriation of this cash and the applicable withholding taxes would generate foreign tax credits in the U.S. As a result, we expect that there would be no additional tax burden upon repatriation after considering the cash cost associated with the withholding taxes.

We believe that our liquidity and capital resources from U.S. operations and flow-through foreign subsidiaries are adequate to fund our U.S. operations and corporate activities.

Environmental

Our mining and exploration activities are subject to various federal and state laws and regulations governing the protection of the environment. We have made, and expect to make in the future, expenditures to comply with such laws and regulations, but cannot predict the full amount of such future expenditures. At June 30, 2014 and December 31, 2013, $1,457 and $1,432, respectively, were accrued for reclamation costs relating to currently or recently producing mineral properties.

In addition, we are involved in several matters concerning environmental obligations associated with former mining activities. Based upon our best estimate of our liability for these matters, $165 and $179 were accrued for such obligations at June 30, 2014 and December 31, 2013, respectively. We spent $15 and $12 during the first half of 2014 and 2013, respectively, for environmental obligations related to the former, primarily historic, mining activities and have classified $30 as a current liability at June 30, 2014.

During the first half of 2014 and 2013, capital expenditures were approximately $43 and $40, respectively, to comply with environmental regulations. Ongoing costs to comply with environmental regulations have not been a significant component of operating costs.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Net income (loss) attributable to Newmont stockholders	$180	$(2,059)	$280	$(1,745)
Loss (income) from discontinued operations	2	(74)	19	(74)
Impairments and loss provisions	5	1,497	7	1,501
Tax valuation allowance	(98)	535	(98)	535
Restructuring and other	4	11	7	16
Asset sales	(1)	—	(14)	—
Abnormal production costs at Batu Hijau	9	—	9	—
TMAC transaction costs	—	—	—	30

Adjusted net income (loss)	$101	$(90)	$210	$263

Adjusted net income (loss) per share, basic	$0.20	$(0.18)	$0.42	$0.53
Adjusted net income (loss) per share, diluted	$0.20	$(0.18)	$0.42	$0.53

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

The following tables reconcile these non-GAAP measures to the most directly comparable GAAP measures.

Costs applicable to sales per ounce

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Costs applicable to sales(1)	$944	$1,192	$1,904	$2,143
Gold sold (thousand ounces)	1,269	1,331	2,547	2,583
Costs applicable to sales per ounce	$744	$895	$747	$830

(1)	Includes by-product credits of $20 and $38 in the second quarter and first half of 2014, respectively and $22 and $49 in the second quarter and first half of 2013, respectively.

Costs applicable to sales per pound

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Costs applicable to sales(1)	$116	$490	$239	$596
Copper sold (million pounds)	45	64	90	111
Costs applicable to sales per pound	$2.53	$7.59	$2.62	$5.35

(1)	Includes by-product credits of $4 and $9 in the second quarter and first half of 2014, respectively and $2 and $5 in the second quarter and first half of 2013, respectively.

All-In Sustaining Costs

Newmont has worked to develop a metric that expands on GAAP measures such as cost of goods sold and non-GAAP measures to provide visibility into the economics of our mining operations related to expenditures, operating performance and the ability to generate cash flow from operations.

Current GAAP-measures used in the mining industry, such as cost of goods sold, do not capture all of the expenditures incurred to discover, develop, and sustain gold production. Therefore, we believe that All-in sustaining costs are non-GAAP measures that provide additional information to management, investors, and analysts that aid in the understanding of the economics of our operations and performance compared to other producers and in the investor’s visibility by better defining the total costs associated with production.

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

The following disclosure provides information regarding the adjustments made in determining the All-in sustaining costs measure:

Cost Applicable to Sales—Includes all direct and indirect costs related to current production incurred to execute the current mine plan. Costs Applicable to Sales (“CAS”) includes by-product credits from certain metals obtained during the process of extracting and processing the primary ore-body. CAS is accounted for on an accrual basis and excludes Depreciation and amortization and Reclamation and remediation, which is consistent with our presentation of CAS on the Condensed Consolidated Statements of Income. In determining All-in sustaining costs, only the CAS associated with producing and selling an ounce of gold or a pound of copper is included in the measure. Therefore, the amount of CAS included in AISC is derived from the CAS presented in the Company’s Condensed Consolidated Statements of Income. The allocation of CAS between gold and copper at the Phoenix, Boddington, and Batu Hijau mines is based upon the relative production percentage of copper and gold sold during the period.

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

Three Months Ended June 30, 2014	Costs Applicable to Sales(1)(2)(3)	Remediation Costs(4)	Advanced Projects and Exploration	General and Administrative	Other Expense, Net(5)	Treatment and Refining Costs	Sustaining Capital(6)	All-In Sustaining Costs	Ounces (000)/ Pounds (millions) Sold	All-In Sustaining Costs per oz/lb
GOLD
Carlin	$209	$1	$7	$—	$3	$—	$35	$255	209	$1,220
Phoenix	35	1	—	—	—	3	1	40	57	702
Twin Creeks	49	—	3	—	—	—	29	81	96	844
La Herradura	26	—	2	—	—	—	9	37	46	804
Other North America	—	—	6	—	1	—	1	8	—	—

North America	319	2	18	—	4	3	75	421	408	1,032

Yanacocha	184	29	9	—	8	—	20	250	186	1,344
Other South America	—	—	9	—	1	—	—	10	—	—

South America	184	29	18	—	9	—	20	260	186	1,398

Boddington	133	2	—	—	—	1	21	157	148	1,061
Tanami	63	1	4	—	—	—	17	85	92	924
Jundee	43	2	—	—	1	—	9	55	76	724
Waihi	19	—	1	—	1	—	1	22	41	537
Kalgoorlie	65	—	2	—	—	1	4	72	75	960
Other Australia/New Zealand	—	—	1	—	3	—	5	9	—	—

Australia/New Zealand	323	5	8	—	5	2	57	400	432	926

Batu Hijau	9	—	—	—	1	—	3	13	9	1,444
Other Indonesia	—	—	—	—	1	—	—	1	—	—

Indonesia	9	—	—	—	2	—	3	14	9	1,556

Ahafo	65	1	5	—	1	—	36	108	121	893
Akyem	44	1	—	—	2	—	—	47	113	416
Other Africa	—	—	3	—	3	—	—	6	—	—

Africa	109	2	8	—	6	—	36	161	234	688

Corporate and Other	—	—	30	48	12	—	3	93	—	—

Total Gold	$944	$38	$82	$48	$38	$5	$194	$1,349	1,269	$1,063

COPPER
Phoenix	$30	$1	$—	$—	$1	$2	$7	$41	13	$3.15
Boddington	32	1	—	—	—	5	5	43	13	3.31
Batu Hijau	54	3	1	—	6	4	14	82	19	4.32

Total Copper	$116	$5	$1	$—	$7	$11	$26	$166	45	$3.69

Consolidated	$1,060	$43	$83	$48	$45	$16	$220	$1,515

(1)	Excludes Depreciation and amortization and Reclamation and remediation.
(2)	Includes by-product credits of $24.
(3)	Includes planned stockpile and leach pad inventory adjustments of $32 at Carlin, $2 at Twin Creeks, $20 at Yanacocha, $15 at Boddington, and $2 at Batu Hijau.
(4)	Remediation costs include operating accretion of $18 and amortization of asset retirement costs of $25.
(5)	Other expense, net is adjusted for restructuring costs of $6.
(6)	Excludes development capital expenditures, capitalized interest, and the increase in accrued capital of $34. The following are major development projects: Turf Vent Shaft, Conga, and Merian for 2014.

	Costs		Advanced		Other	Treatment and		All-In	Ounces (000)/ Pounds	All-In Sustaining
Three Months Ended	Applicable	Remediation	Projects and	General and	Expense,	Refining	Sustaining	Sustaining	(millions)	Costs
June 30, 2013	to Sales(1)(2)(3)	Costs(4)	Exploration	Administrative	Net(5)	Costs	Capital(6)	Costs	Sold	per oz/lb
GOLD
Carlin	$169	$2	$8	$—	$1	$—	$49	$229	210	$1,090
Phoenix	37	1	2	—	1	2	6	49	64	766
Twin Creeks	80	1	3	—	1	—	12	97	125	776
La Herradura	42	—	15	—	—	—	41	98	54	1,815
Other North America	—	—	13	—	1	—	9	23	—	—

North America	328	4	41	—	4	2	117	496	453	1,095

Yanacocha	201	22	10	—	15	—	31	279	296	943
Other South America	—	—	2	—	—	—	—	2	—	—

South America	201	22	12	—	15	—	31	281	296	949

Boddington	252	2	—	—	1	2	21	278	193	1,440
Tanami	64	—	3	—	1	—	20	88	60	1,467
Jundee	51	3	3	—	1	—	12	70	73	959
Waihi	25	1	1	—	—	—	5	32	25	1,280
Kalgoorlie	123	1	1	—	1	—	2	128	77	1,662
Other Australia/New Zealand	—	—	4	—	11	—	(1)	14	—	—

Australia/New Zealand	515	7	12	—	15	2	59	610	428	1,425

Batu Hijau	63	—	1	—	1	1	5	71	12	5,917

Indonesia	63	—	1	—	1	1	5	71	12	5,917

Ahafo	85	1	11	—	2	—	38	137	142	965
Akyem	—	—	2	—	—	—	—	2	—	—
Other Africa	—	—	4	—	4	—	—	8	—	—

Africa	85	1	17	—	6	—	38	147	142	1,035

Corporate and Other	—	—	34	54	9	—	6	103	—	—

Total Gold	$1,192	$34	$117	$54	$50	$5	$256	$1,708	1,331	$1,283

COPPER
Phoenix	$15	$—	$1	$—	$—	$1	$2	$19	8	$2.38
Boddington	62	—	—	—	—	5	6	73	19	3.84
Batu Hijau	413	2	4	—	6	11	30	466	37	12.59

Total Copper	$490	$2	$5	$—	$6	$17	$38	$558	64	$8.72

Consolidated	$1,682	$36	$122	$54	$56	$22	$294	$2,266

(1)	Excludes Depreciation and amortization and Reclamation and remediation.
(2)	Includes by-product credits of $24.
(3)	Includes stockpile and leach pad inventory adjustments of $49 at Yanacocha, $86 at Boddington, $0 at Tanami, $1 at Waihi, $45 at Kalgoorlie, and $366 at Batu Hijau.
(4)	Remediation costs include operating accretion of $15 and amortization of asset retirement costs of $21.
(5)	Other expense, net is adjusted for restructuring costs of $21.
(6)	Excludes development capital expenditures, capitalized interest, and the decrease in accrued capital of $316. The following are major development projects: Phoenix Copper Leach, Turf Vent Shaft, Vista Vein, La Herradura Mill, Yanacocha Bio Leach, Conga, Merian, Ahafo North, Ahafo Mill Expansion, Subika Underground, and Akyem for 2013.

	Costs		Advanced		Other	Treatment and		All-In	Ounces (000)/ Pounds	All-In Sustaining
Six Months Ended	Applicable	Remediation	Projects and	General and	Expense,	Refining	Sustaining	Sustaining	(millions)	Costs
June 30, 2014	to Sales(1)(2)(3)	Costs(4)	Exploration	Administrative	Net(5)	Costs	Capital(6)	Costs	Sold	per oz/lb
GOLD
Carlin	$401	$2	$11	$—	$4	$—	$55	$473	437	$1,082
Phoenix	69	1	1	—	1	5	8	85	112	759
Twin Creeks	104	1	4	—	1	—	61	171	199	859
La Herradura	42	1	6	—	—	—	13	62	69	899
Other North America	—	—	12	—	4	—	6	22	—	—

North America	616	5	34	—	10	5	143	813	817	995

Yanacocha	405	59	16	—	17	—	34	531	392	1,355
Other South America	—	—	17	—	1	—	—	18	—	—

South America	405	59	33	—	18	—	34	549	392	1,401

Boddington	275	5	—	—	1	2	36	319	315	1,013
Tanami	118	2	5	—	1	—	37	163	173	942
Jundee	85	5	1	—	1	—	16	108	139	777
Waihi	38	—	1	—	1	—	2	42	66	636
Kalgoorlie	142	1	3	—	—	1	6	153	167	916
Other Australia/New Zealand	—	—	2	—	11	—	5	18	—	—

Australia/New Zealand	658	13	12	—	15	3	102	803	860	934

Batu Hijau	17	1	—	—	2	1	5	26	15	1,733
Other Indonesia	—	—	—	—	1	—	—	1	—	—

Indonesia	17	1	—	—	3	1	5	27	15	1,800

Ahafo	126	2	14	—	4	—	57	203	231	879
Akyem	82	1	—	—	5	—	2	90	232	388
Other Africa	—	—	5	—	4	—	—	9	—	—

Africa	208	3	19	—	13	—	59	302	463	652

Corporate and Other	—	—	59	93	17	—	7	176	—	—

Total Gold	$1,904	$81	$157	$93	$76	$9	$350	$2,670	2,547	$1,048

COPPER
Phoenix	$56	$1	$—	$—	$1	$3	$8	$69	24	$2.88
Boddington	72	2	—	—	—	11	8	93	28	3.32
Batu Hijau	111	8	2	—	13	9	27	170	38	4.47

Total Copper	$239	$11	$2	$—	$14	$23	$43	$332	90	$3.69

Consolidated	$2,143	$92	$159	$93	$90	$32	$393	$3,002

(1)	Excludes Depreciation and amortization and Reclamation and remediation.
(2)	Includes by-product credits of $47.
(3)	Includes planned stockpile and leach pad inventory adjustments of $52 at Carlin, $4 at Twin Creeks, $55 at Yanacocha, $40 at Boddington, and $31 at Batu Hijau.
(4)	Remediation costs include operating accretion of $36 and amortization of asset retirement costs of $56.
(5)	Other expense, net is adjusted for restructuring costs of $13.
(6)	Excludes development capital expenditures, capitalized interest, and the decrease in accrued capital of $96. The following are major development projects: Turf Vent Shaft, Conga, and Merian for 2014.

	Costs		Advanced		Other	Treatment and		All-In	Ounces (000)/ Pounds	All-In Sustaining
Six Months Ended	Applicable	Remediation	Projects and	General and	Expense,	Refining	Sustaining	Sustaining	(millions)	Costs
June 30, 2013	to Sales(1)(2)(3)	Costs(4)	Exploration	Administrative	Net(5)	Costs	Capital(6)	Costs	Sold	per oz/lb
GOLD
Carlin	$348	$3	$19	$—	$3	$—	$83	$456	431	$1,058
Phoenix	78	1	5	—	2	4	7	97	98	990
Twin Creeks	132	2	6	—	2	—	31	173	221	783
La Herradura	82	—	21	—	—	—	50	153	109	1,404
Other North America	—	—	21	—	3	—	12	36	—	—

North America	640	6	72	—	10	4	183	915	859	1,065

Yanacocha	361	45	23	—	25	—	68	522	575	908
Other South America	—	—	5	—	—	—	—	5	—	—

South America	361	45	28	—	25	—	68	527	575	917

Boddington	426	4	—	—	1	3	43	477	393	1,214
Tanami	139	1	5	—	1	—	43	189	121	1,562
Jundee	105	7	7	—	1	—	24	144	149	966
Waihi	53	2	2	—	—	—	7	64	55	1,164
Kalgoorlie	198	3	2	—	1	—	4	208	151	1,377
Other Australia/New Zealand	—	—	8	—	20	—	—	28	—	—

Australia/New Zealand	921	17	24	—	24	3	121	1,110	869	1,277

Batu Hijau	70	—	2	—	3	2	8	85	19	4,474

Indonesia	70	—	2	—	3	2	8	85	19	4,474

Ahafo	151	2	24	—	2	—	80	259	261	992
Akyem	—	—	5	—	—	—	—	5	—	—
Other Africa	—	—	6	—	11	—	—	17	—	—

Africa	151	2	35	—	13	—	80	281	261	1,077

Corporate and Other	—	—	61	110	15	—	8	194	—	—

Total Gold	$2,143	$70	$222	$110	$90	$9	$468	$3,112	2,583	$1,205

COPPER
Phoenix	$26	$—	$2	$—	$—	$2	$3	$33	12	$2.75
Boddington	110	1	—	—	—	10	11	132	39	3.38
Batu Hijau	460	4	9	—	11	17	50	551	60	9.18

Total Copper	$596	$5	$11	$—	$11	$29	$64	$716	111	$6.45

Consolidated	$2,739	$75	$233	$110	$101	$38	$532	$3,828

(1)	Excludes Depreciation and amortization and Reclamation and remediation.
(2)	Includes by-product credits of $54.
(3)	Includes stockpile and leach pad inventory adjustments of $53 at Yanacocha, $86 at Boddington, $1 at Tanami, $3 at Waihi, $45 at Kalgoorlie, and $366 at Batu Hijau.
(4)	Remediation costs include operating accretion of $30 and amortization of asset retirement costs of $45.
(5)	Other expense, net is adjusted for restructuring costs of $30 and TMAC transaction costs of $45.
(6)	Excludes development capital expenditures, capitalized interest, and the decrease in accrued capital of $588. The following are major development projects: Phoenix Copper Leach, Turf Vent Shaft, Vista Vein, La Herradura Mill, Yanacocha Bio Leach, Conga, Merian, Ahafo North, Ahafo Mill Expansion, Subika Underground, and Akyem for 2013.

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

	Gold
	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Average realized price per ounce	$1,283	$1,386	$1,288	$1,505
Costs applicable to sales per ounce	(744)	(895)	(747)	(830)

	$539	$491	$541	$675

	Copper
	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Average realized price per pound	$3.01	$2.69	$2.76	$2.87
Costs applicable to sales per pound	(2.53)	(7.59)	(2.62)	(5.35)

	$0.48	$(4.90)	$0.14	$(2.48)

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

Decreases in the market price of gold and copper can also significantly affect the value of our product inventory and stockpiles and it may be necessary to record a write-down to the net realizable value (“NRV”). NRV represents the estimated future sales price based on short-term and long-term metals prices, less estimated costs to complete production and bring the product to sale. The primary factors that influence the need to record write-downs of stockpiles and product inventory include short-term and long-term metals prices and costs for production inputs such as labor, fuel and energy, materials and supplies, as well as realized ore grades and recovery rates. The significant assumptions in determining the stockpile NRV for each mine site reporting unit at June 30, 2014 included production cost and capitalized expenditure assumptions unique to each operation, a long-term gold price of $1,300 per ounce, a long-term copper price of $3.00 per pound and an Australian to U.S. dollar exchange rate of $ 0.920.

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

Cash Flow Hedges

Foreign Currency Exchange Risk

We had the following foreign currency derivative contracts outstanding at June 30, 2014:

	Expected Maturity Date
	2014	2015	2016	2017	2018	Total Average
A$ Operating Fixed Forward Contracts:
A$ notional (millions)	153	270	158	105	6	692
Average rate ($/A$)	0.99	0.98	0.95	0.93	0.92	0.97
Expected hedge ratio	19%	18%	11%	7%	4%
NZ$ Operating Fixed Forward Contracts:
NZ$ notional (millions)	32	47	7	—	—	86
Average rate ($/NZ$)	0.80	0.80	0.81	—	—	0.80
Expected hedge ratio	62%	38%	14%	—	—

The fair value of the A$ foreign currency operating derivative contracts was a net liability position of $35 at June 30, 2014 and $96 at December 31, 2013. The fair value of the NZ$ foreign currency derivative contracts was a net asset position of $5 at June 30, 2014 and $1 at December 31, 2013.

Diesel Price Risk

We had the following diesel derivative contracts outstanding at June 30, 2014:

	Expected Maturity Date
	2014	2015	2016	2017	Total Average
Diesel Fixed Forward Contracts:
Diesel gallons (millions)	12	18	10	2	42
Average rate ($/gallon)	2.85	2.78	2.69	2.67	2.77
Expected hedge ratio	60%	46%	26%	8%

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

London Metal Exchange (“LME”) copper prices averaged $3.08 per pound during the three months ended June 30, 2014, compared with the Company’s recorded average provisional price of $3.12 per pound before mark-to-market adjustments and treatment and refining charges. LME copper prices averaged $3.14 per pound during the six months ended June 30, 2014, compared with the Company’s recorded average provisional price of $3.13 per pound before mark-to-market adjustments and treatment and refining charges. During the three and six months ended June 30, 2014, changes in copper prices resulted in a provisional pricing mark-to-market gain of $6 ($0.14 per pound) and loss of $11 ($0.13 per pound), respectively. At June 30, 2014, Newmont had copper sales of 48 million pounds priced at an average of $3.15 per pound, subject to final pricing over the next several months. Each $0.10 change in the price for provisionally priced sales would have an approximate $2 effect on our net income (loss) attributable to Newmont stockholders. The LME closing settlement price at June 30, 2014 for copper was $3.15 per pound.

The average London P.M. fix for gold was $1,288 per ounce during the three months ended June 30, 2014, compared with the Company’s recorded average provisional price of $1,287 per ounce before mark-to-market adjustments and treatment and refining charges. The average London P.M. fix for gold was $1,291 per ounce during the six months ended June 30, 2014, compared to the Company’s recorded average provisional price of $1,290 per ounce before mark-to-market adjustments and treatment and refining charges. During the three months ended June 30, 2014 there was minimal fluctuation in the gold price, resulting in a provisional pricing mark-to-market close to nil. During the six months ended June 30, 2014, changes in gold prices resulted in a gain of $5 ($2 per ounce). At June 30, 2014, Newmont had gold sales of 54,000 ounces priced at an average of $1,311 per ounce, subject to final pricing over the next several months. Each $25 change in the price for provisionally priced gold sales would have an approximately $1 effect on our net income (loss) attributable to Newmont stockholders. The London P.M. closing settlement price at June 30, 2014 for gold was $1,315 per ounce.

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

ITEM 2.	ISSUER PURCHASES OF EQUITY SECURITIES.

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that may yet be Purchased under the Plans or Programs
April 1, 2014 through April 30, 2014	—	—	—	N/A
May 1, 2014 through May 31, 2014	—	—	—	N/A
June 1, 2014 through June 30, 2014	—	—	—	N/A

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES.

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

Compensatory Arrangements of Certain Officers.

On April 23, 2014, the Board of Directors amended the Newmont Senior Executive Compensation Program of Newmont and the Newmont Strategic Stock Unit Bonus Program for Grades E-5 to E-6 to address the treatment of the strategic stock unit bonus in the event of a change of control. The amended plans provide that upon a change of control the strategic stock unit bonus shall convert to restricted stock units at target level with a vesting period for the remainder of the one year performance period and the following two years. Additionally, the Board amended the Newmont Senior Executive Compensation Program to address the treatment of the performance leveraged stock unit bonus in the first year of the three year performance period in the event of a change in control, to align it with the treatment of performance leveraged stock unit bonuses in years two and three of the performance period. Specifically, in the event of a change of control, the performance leveraged stock unit bonuses for all years (previously the program excluded the performance leveraged stock unit bonus in the first year) shall be determined using the change in control price with a pro-rata actual payout immediately delivered in common stock for the percentage of the three year performance period that has elapsed and the remainder of the performance leveraged stock unit bonus converting to restricted stock units that shall cliff vest at the end of the three year performance period. Finally, the Board amended the Newmont Section 16 Officer and Senior Executive Annual Incentive Compensation Program to provide that upon a upon a change of control, each eligible employee shall become entitled to the payment of a target annual bonus if a change of control occurs between September 1 and December 31, and pro-rata target bonus if a change of control occurs between January 1 and August 31.

Amendment to the Registrant’s Code of Ethics.

On April 23, 2014, our Board approved a new Code of Conduct, which was made available on www.newmont.com under the Investor Relations/Governance section of our website. It provides clear guidance on the behaviors Newmont employees and those engaged in activities on our behalf must demonstrate at all times. Our Board and executive leadership team are committed to making sure Newmont is a leader in how we conduct ourselves. Through strong ethical business practices and strict compliance with the law, we generate sustainable value for all our stakeholders.

ITEM 6.	EXHIBITS.

(a)	The exhibits to this report are listed in the Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEWMONT MINING CORPORATION (Registrant)

Date: July 29, 2014	/s/ LAURIE BRLAS
Laurie Brlas Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: July 29, 2014	/s/ CHRISTOPHER S. HOWSON
Christopher S. Howson Vice President and Controller (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number		Description

10.1	—	Amendment One to the December 31, 2008 restated Pension Equalization Plan of Newmont USA Limited, a wholly owned subsidiary of the Registrant, effective January 1, 2014, filed herewith.

10.2	—	Mineral Agreement dated and effective as of November 22, 2013, between the Republic of Suriname and Suriname Gold Company LLC., a wholly owned subsidiary of the Registrant, as clarified by bulletin and letters dated September 10, 2013 and November 21, 2013, respectively, filed herewith.

12.1	—	Computation of Ratio of Earnings to Fixed Charges, filed herewith.

31.1	—	Certification Pursuant to Rule 13A-14 or 15-D-14 of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 signed by the Principal Executive Officer, filed herewith.

31.2	—	Certification Pursuant to Rule 13A-14 or 15-D-14 of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 signed by the Principal Financial Officer, filed herewith.

32.1	—	Statement Required by 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed by the Principal Executive Officer, filed herewith. (1)

32.2	—	Statement Required by 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed by the Principal Financial Officer, filed herewith. (1)

95	—	Information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act, filed herewith.

101	—	101.INS XBRL Instance

101.SCH XBRL Taxonomy Extension Schema

101.CAL XBRL Taxonomy Extension Calculation

101.LAB XBRL Taxonomy Extension Labels

101.PRE XBRL Taxonomy Extension Presentation

101.DEF XBRL Taxonomy Extension Definition

(1)	This document is being furnished in accordance with SEC Release Nos. 33-8212 and 34-47551.