Form 10-Q
period 2014-09-30
NEWMONT MINING CORP /DE/
filed 2014-10-30
CIK 1164727

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2014

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

Large accelerated filer	☒		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company.)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b2 of the Exchange Act).    ☐  Yes    ☒   No

There were 498,795,641 shares of common stock outstanding on October 22, 2014.

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

NEWMONT MINING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited, in millions except per share)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013

Sales (Note 3)	$1,746	$2,020	$5,275	$6,226

Costs and expenses
Costs applicable to sales (1) (Note 3)	1,185	1,078	3,328	3,817
Depreciation and amortization	318	299	922	981
Reclamation and remediation (Note 4)	20	20	61	56
Exploration	44	60	119	195
Advanced projects, research and development	36	67	120	165
General and administrative	45	48	138	158
Write-downs (Note 5)	5	3	18	2,265
Other expense, net (Note 6)	58	84	161	260
	1,711	1,659	4,867	7,897
Other income (expense)
Other income, net (Note 7)	79	290	128	366
Interest expense, net	(89)	(76)	(276)	(211)
	(10)	214	(148)	155
Income (loss) before income and mining tax and other items	25	575	260	(1,516)
Income and mining tax benefit (expense) (Note 8)	47	(161)	22	(54)
Equity income (loss) of affiliates	-	1	2	(6)
Income (loss) from continuing operations	72	415	284	(1,576)
Income (loss) from discontinued operations (Note 9)	3	(21)	(16)	53
Net income (loss)	75	394	268	(1,523)
Net loss (income) attributable to noncontrolling interests (Note 10)	138	4	225	176
Net income (loss) attributable to Newmont stockholders	$213	$398	$493	$(1,347)

Net income (loss) attributable to Newmont stockholders:
Continuing operations	$210	$419	$509	$(1,400)
Discontinued operations	3	(21)	(16)	53
	$213	$398	$493	$(1,347)
Income (loss) per common share (Note 11)
Basic:
Continuing operations	$0.42	$0.84	$1.02	$(2.82)
Discontinued operations	0.01	(0.04)	(0.03)	0.11
	$0.43	$0.80	$0.99	$(2.71)
Diluted:
Continuing operations	$0.42	$0.84	$1.02	$(2.82)
Discontinued operations	0.01	(0.04)	(0.03)	0.11
	$0.43	$0.80	$0.99	$(2.71)

Cash dividends declared per common share	$0.025	$0.250	$0.200	$1.025

(1)	Excludes Depreciation and amortization and Reclamation and remediation.

The accompanying notes are an integral part of the condensed consolidated financial statements.

NEWMONT MINING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(unaudited, in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Net income (loss)	$75	$394	$268	$(1,523)
Other comprehensive income (loss):
Unrealized gain (loss) on marketable securities, net of $0, $36, $(1) and $151 tax benefit (expense), respectively	(24)	(134)	(110)	(413)
Foreign currency translation adjustments	(11)	(6)	(9)	(28)
Change in pension and other post-retirement benefits, net of $(1), $(61), $(3) and $(69) tax benefit (expense), respectively	4	113	7	124
Change in fair value of cash flow hedge instruments, net of $(33), $(35), $(20) and $110 tax benefit (expense), respectively
Net change from periodic revaluations	(38)	48	(4)	(189)
Net amount reclassified to income	1	(4)	(12)	(39)
Net unrecognized gain (loss) on derivatives	(37)	44	(16)	(228)
Other comprehensive income (loss)	(68)	17	(128)	(545)
Comprehensive income (loss)	$7	$411	$140	$(2,068)

Comprehensive income (loss) attributable to:
Newmont stockholders	$145	$414	$365	$(1,893)
Noncontrolling interests	(138)	(3)	(225)	(175)
	$7	$411	$140	$(2,068)

The accompanying notes are an integral part of the condensed consolidated financial statements.

NEWMONT MINING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in millions)

	Nine Months Ended
	September 30,
	2014	2013
Operating activities:
Net income (loss)	$268	$(1,523)
Adjustments:
Depreciation and amortization	922	981
Stock based compensation and other non-cash benefits	42	55
Reclamation and remediation	61	56
Loss (income) from discontinued operations	16	(53)
Write-downs	18	2,265
Impairment of marketable securities	4	52
Deferred income taxes	(183)	(523)
Gain on asset and investment sales, net	(92)	(282)
Other operating adjustments and write-downs	507	697
Net change in operating assets and liabilities (Note 24)	(674)	(550)
Net cash provided from continuing operations	889	1,175
Net cash used in discontinued operations	(10)	(14)
Net cash provided from operations	879	1,161
Investing activities:
Additions to property, plant and mine development	(766)	(1,528)
Acquisitions, net	(28)	(13)
Sale of marketable securities	25	588
Purchases of marketable securities	(1)	(1)
Proceeds from sale of other assets	191	55
Other	(13)	(38)
Net cash used in investing activities	(592)	(937)
Financing activities:
Proceeds from debt, net	596	1,262
Repayment of debt	(581)	(1,060)
Proceeds from stock issuance, net	-	2
Sale of noncontrolling interests	71	32
Acquisition of noncontrolling interests	(6)	(13)
Dividends paid to noncontrolling interests	(4)	(2)
Dividends paid to common stockholders	(102)	(509)
Other	(27)	(4)
Net cash used in financing activities	(53)	(292)
Effect of exchange rate changes on cash	(11)	(18)
Net change in cash and cash equivalents	223	(86)
Cash and cash equivalents at beginning of period	1,555	1,561
Cash and cash equivalents at end of period	$1,778	$1,475

The accompanying notes are an integral part of the condensed consolidated financial statements.

NEWMONT MINING CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited, in millions)

	At September 30,	At December 31,
	2014	2013
ASSETS
Cash and cash equivalents	$1,778	$1,555
Trade receivables	127	230
Accounts receivable	264	252
Investments (Note 16)	82	78
Inventories (Note 17)	846	717
Stockpiles and ore on leach pads (Note 18)	689	805
Deferred income tax assets	323	246
Other current assets (Note 19)	1,379	1,006
Current assets	5,488	4,889
Property, plant and mine development, net	13,901	14,277
Investments (Note 16)	323	439
Stockpiles and ore on leach pads (Note 18)	2,758	2,680
Deferred income tax assets	1,760	1,478
Other long-term assets (Note 19)	891	844
Total assets	$25,121	$24,607

LIABILITIES
Debt (Note 20)	$143	$595
Accounts payable	440	478
Employee-related benefits	252	341
Income and mining taxes	30	13
Other current liabilities (Note 21)	1,646	1,313
Current liabilities	2,511	2,740
Debt (Note 20)	6,630	6,145
Reclamation and remediation liabilities (Note 4)	1,495	1,513
Deferred income tax liabilities	734	635
Employee-related benefits	318	323
Other long-term liabilities (Note 21)	334	342
Total liabilities	12,022	11,698
Commitments and contingencies (Note 26)

EQUITY
Common stock	798	789
Additional paid-in capital	8,654	8,538
Accumulated other comprehensive income (loss)	(310)	(182)
Retained earnings	1,239	848
Newmont stockholders' equity	10,381	9,993
Noncontrolling interests	2,718	2,916
Total equity	13,099	12,909
Total liabilities and equity	$25,121	$24,607

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

In September 2014, PT Newmont Nusa Tenggara (“PTNNT”) and the Government of Indonesia signed a Memorandum of Understanding (“MoU”) that resulted in PTNNT receiving a six-month permit to export copper concentrate. Effective with the signing of the MoU, PTNNT agreed to pay export duties set forth in a new regulation issued in July 2014, provide a $25 surety bond to demonstrate its support for smelter development, and pay royalties of 4 percent for copper, 3.75 percent for gold, and 3.25 percent for silver. On July 25, 2014, the Minister of Finance revised its January 2014 regulations to reduce export duties on copper concentrate providing for export duties on copper concentrate to reduce as smelter development progresses, with duties initially at 7.5 percent, then declining to 5 percent when development progress exceeds 7.5 percent and finally to 0 percent when smelter progress exceeds 30 percent. The MoU also outlines terms for the six main elements of the Contract of Work renegotiation, which will be incorporated into an amendment of the Contract of Work. The six areas are: concession area size; royalties, taxes and export duties; domestic processing and refining; ownership divestment; utilization of local manpower, domestic goods and services; and duration of the Contract of Work. Negotiations between PTNNT and the Government of Indonesia to amend the Contract of Work remain on-going. No assurances can be made at this time with respect to the outcome of such negotiations. Future amendments to the Contract of Work and/or failure to successfully renegotiate the Contract of Work prior to the expiration of the export permit may negatively impact future operations and financial results at Batu Hijau.

As a result of the on-going Contract of Work renegotiations at Batu Hijau, we have evaluated, and will continue to evaluate, the need for asset impairments, inventory write-downs, tax valuation allowances and other applicable accounting charges due to the status of the mine.

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

Recently Adopted Accounting Pronouncements

Discontinued Operations

In April 2014, FASB Accounting Standards Codification (“ASC”) guidance was issued related to Discontinued Operations which changed the criteria for determining which disposals can be presented as discontinued operations and modified related disclosure requirements. The updated guidance requires an entity to only classify discontinued operations due to a major strategic shift or a major effect on an entity’s operations in the financial statements. The updated guidance will also require additional disclosures relating to discontinued operations. The Company early adopted this guidance prospectively at the beginning of fiscal year January 1, 2014. Adoption of the new guidance did not have an impact on the consolidated financial position, results of operations or cash flows.

Presentation of an Unrecognized Tax Benefit

In July 2013, ASC guidance was issued related to the presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss or a tax credit carryforward exists. The updated guidance requires an entity to net its unrecognized tax benefits against its jurisdictional deferred tax assets related to net operating loss carryforward, a similar tax loss, or tax credit carryforwards. A gross presentation will be required only if such carryforwards are not available or would not be used by the entity to settle any additional income taxes resulting from disallowance of the uncertain tax position. Adoption of the new guidance, effective for the fiscal year beginning January 1, 2014, had no impact on the consolidated financial position, results of operations or cash flows.

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

On July 1, 2014, the Company completed the sale of its Jundee underground gold mine in Australia to Northern Star Resources Limited for total cash proceeds of $94.

On October 6, 2014, the Company completed the sale of its 44% interest in La Herradura to Fresnillo plc for total cash proceeds of $450. At September 30, 2014, total assets and total liabilities were $520 and $133, respectively.

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

	Sales	Costs Applicable to Sales	Depreciation and Amortization	Advanced Projects and Exploration	Pre-Tax Income (Loss)
Three Months Ended September 30, 2014
Carlin	$304	$206	$40	$5	$49
Phoenix:
Gold	78	47	9
Copper	34	25	4
Total	112	72	13	3	20
Twin Creeks	116	43	7	-	65
La Herradura	58	44	10	5	(1)
Other North America	-	-	-	8	5
North America	590	365	70	21	138

Yanacocha	314	125	74	8	93
Other South America	-	-	-	9	(9)
South America	314	125	74	17	84

Boddington:
Gold	201	150	26
Copper	44	40	6
Total	245	190	32	-	29
Tanami	100	67	17	3	16
Jundee	2	-	-	-	25
Waihi	47	20	7	3	19
Kalgoorlie	102	71	4	1	30
Other Australia/New Zealand	-	-	4	1	(18)
Australia/New Zealand	496	348	64	8	101

Batu Hijau:
Gold	9	26	8
Copper	61	227	64
Total	70	253	72	-	(272)
Other Indonesia	-	-	-	-	-
Indonesia	70	253	72	-	(272)

Ahafo	138	56	13	4	66
Akyem	138	38	20	-	78
Other Africa	-	-	-	1	(3)
Africa	276	94	33	5	141

Corporate and Other	-	-	5	29	(167)
Consolidated	$1,746	$1,185	$318	$80	$25

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

	Sales	Costs Applicable to Sales	Depreciation and Amortization	Advanced Projects and Exploration	Pre-Tax Income (Loss)
Three Months Ended September 30, 2013
Carlin	$352	$165	$30	$12	$141
Phoenix:
Gold	109	47	8
Copper	37	15	3
Total	146	62	11	1	70
Twin Creeks	157	61	18	1	77
La Herradura	70	40	9	10	12
Other North America	-	-	-	11	(17)
North America	725	328	68	35	283

Yanacocha	346	159	87	9	50
Other South America	-	-	-	18	(19)
South America	346	159	87	27	31

Boddington:
Gold	204	152	28
Copper	42	29	5
Total	246	181	33	1	26
Tanami	132	64	22	2	39
Jundee	89	49	23	-	18
Waihi	30	21	6	2	(1)
Kalgoorlie	106	68	5	-	32
Other Australia/New Zealand	-	-	4	3	(9)
Australia/New Zealand	603	383	93	8	105

Batu Hijau:
Gold	16	11	3
Copper	136	122	24
Total	152	133	27	2	(14)
Other Indonesia	-	-	-	-	-
Indonesia	152	133	27	2	(14)

Ahafo	194	75	19	12	86
Akyem	-	-	-	2	(3)
Other Africa	-	-	-	1	(7)
Africa	194	75	19	15	76

Corporate and Other	-	-	5	40	94
Consolidated	$2,020	$1,078	$299	$127	$575

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

	Sales	Costs Applicable to Sales	Depreciation and Amortization	Advanced Projects and Exploration	Pre-Tax Income (Loss)	Capital Expenditures (1)
Nine Months Ended September 30, 2014
Carlin	$865	$607	$118	$16	$113	$169
Phoenix:
Gold	220	116	23
Copper	105	81	12
Total	325	197	35	4	79	22
Twin Creeks	373	147	27	4	238	86
La Herradura	148	86	28	11	22	20
Other North America	-	-	-	20	(11)	11
North America	1,711	1,037	208	55	441	308

Yanacocha	819	530	259	24	(47)	59
Other South America	-	-	-	26	(41)	30
South America	819	530	259	50	(88)	89

Boddington:
Gold	611	425	75
Copper	121	112	18
Total	732	537	93	-	93	63
Tanami	324	185	52	8	77	58
Jundee	181	85	34	1	83	15
Waihi	132	58	19	4	50	10
Kalgoorlie	316	213	14	4	85	16
Other Australia/New Zealand	-	-	13	3	(43)	4
Australia/New Zealand	1,685	1,078	225	20	345	166

Batu Hijau:
Gold	27	43	13
Copper	162	338	94
Total	189	381	107	2	(356)	44
Other Indonesia	-	-	-	-	(1)	-
Indonesia	189	381	107	2	(357)	44

Ahafo	435	182	46	18	181	72
Akyem	436	120	62	-	240	14
Other Africa	-	-	-	6	(11)	-
Africa	871	302	108	24	410	86

Corporate and Other	-	-	15	88	(491)	42
Consolidated	$5,275	$3,328	$922	$239	$260	$735

(1) Includes a decrease in accrued capital expenditures of $31; consolidated capital expenditures on a cash basis were $766.

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

	Sales	Costs Applicable to Sales	Depreciation and Amortization	Advanced Projects and Exploration	Pre-Tax Income (Loss)	Capital Expenditures (1)
Nine Months Ended September 30, 2013
Carlin	$993	$513	$89	$31	$349	$182
Phoenix:
Gold	242	125	23
Copper	73	41	8
Total	315	166	31	8	103	105
Twin Creeks	511	193	58	7	249	56
La Herradura	231	122	22	31	57	82
Other North America	-	-	-	32	(43)	18
North America	2,050	994	200	109	715	443

Yanacocha	1,221	520	254	32	326	136
Other South America	-	-	-	23	(26)	184
South America	1,221	520	254	55	300	320

Boddington:
Gold	782	578	129
Copper	156	139	29
Total	938	717	158	1	(2,059)	81
Tanami	313	203	55	7	(73)	67
Jundee	318	154	60	7	98	33
Waihi	114	74	22	4	11	9
Kalgoorlie	336	266	18	2	54	10
Other Australia/New Zealand	-	-	9	11	(46)	4
Australia/New Zealand	2,019	1,414	322	32	(2,015)	204

Batu Hijau:
Gold	42	81	18
Copper	305	582	114
Total	347	663	132	13	(495)	82
Other Indonesia	-	-	-	-	2	-
Indonesia	347	663	132	13	(493)	82

Ahafo	589	226	56	36	273	139
Akyem	-	-	-	7	(10)	201
Other Africa	-	-	-	7	(24)	-
Africa	589	226	56	50	239	340

Corporate and Other	-	-	17	101	(262)	80
Consolidated	$6,226	$3,817	$981	$360	$(1,516)	$1,469
(1)	Includes a decrease in accrued capital expenditures of $59; consolidated capital expenditures on a cash basis were $1,528.

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

NOTE 4     RECLAMATION AND REMEDIATION

The Company’s Reclamation and remediation expense consisted of:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Reclamation	$-	$3	$-	$3
Accretion - operating	18	15	54	45
Accretion - non-operating	2	2	7	8
	$20	$20	$61	$56

At September 30, 2014 and December 31, 2013, $1,427 and $1,432, respectively, were accrued for reclamation obligations relating to operating properties. In addition, the Company is involved in several matters concerning environmental obligations associated with former, primarily historic, mining activities. Generally, these matters concern developing and implementing remediation plans at the various sites involved. At September 30, 2014 and December 31, 2013, $152 and $179, respectively, were accrued for such obligations. These amounts are also included in Reclamation and remediation liabilities.

The following is a reconciliation of Reclamation and remediation liabilities:

	Nine Months Ended September 30,
	2014	2013
Balance at beginning of period	$1,611	$1,539
Additions, changes in estimates and other	(2)	1
Liabilities settled	(91)	(41)
Accretion expense	61	53
Balance at end of period	$1,579	$1,552

The current portion of Reclamation and remediation liabilities of $84 and $98 at September 30, 2014 and December 31, 2013, respectively, are included in Other current liabilities (see Note 21).

NOTE 5     WRITE-DOWNS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Property, plant and mine development
Carlin	$3	$-	$3	$-
Phoenix	2	-	2	-
Yanacocha	-	2	-	3
Other South America	-	-	13	-
Boddington	-	-	-	2,107
Tanami	-	1	-	67
Batu Hijau	-	-	-	1
	5	3	18	2,178
Other long-term assets
Boddington	-	-	-	31
Tanami	-	-	-	56
	-	-	-	87
	$5	$3	$18	$2,265

The 2014 year-to-date write-downs are primarily related to non-essential equipment in Carlin, Phoenix and Other South America, specifically for certain assets at Conga that have been sold. The 2013 write-downs were primarily related to Boddington and Tanami and caused by an interim impairment assessment necessitated by a decrease in the Company’s long-term gold and copper price assumptions during the second quarter to $1,400 per ounce and $3.00 per pound, respectively, and rising operating costs.

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

Goodwill was included in the interim impairment assessment, due to the above conditions in 2013.  As a result, the Company recorded an impairment of $56 at Tanami.

NOTE 6     OTHER EXPENSE, NET

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Regional administration	$14	$12	$45	$48
Community development	8	42	34	72
Restructuring and other	19	20	32	50
Western Australia power plant	5	3	12	14
Transaction/Acquisition costs	-	-	-	45
Other	12	7	38	31
	$58	$84	$161	$260

NOTE 7     OTHER INCOME, NET

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Gain (loss) on asset sales, net	$41	$1	$87	$2
Refinery Income, net	13	20	22	27
Gain on sale of investments, net	-	280	5	280
Interest	1	4	3	10
Development projects, net	-	1	2	9
Canadian Oil Sands dividends	-	-	-	21
Impairment of marketable securities	(3)	(41)	(4)	(52)
Foreign currency exchange, net	20	19	(5)	56
Other	7	6	18	13
	$79	$290	$128	$366

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

NOTE 8     INCOME AND MINING TAXES

The Company’s income and mining tax expense differed from the amounts computed by applying the United States statutory corporate income tax rate for the following reasons:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2014		2013		2014		2013

Income (loss) before income and mining tax and other items		$25		$575		$260		$(1,516)

Tax at statutory rate	35%	$9	35%	$201	35%	$91	35%	$(531)
Reconciling items:
Percentage depletion	(152)%	(38)	(1)%	(6)	(25)%	(66)	7%	(99)
Change in valuation allowance on deferred tax assets	(124)%	(31)	1%	7	(36)%	(93)	(46)%	698
Tax planning on sale of Canadian Oil Sands and Canadian capital gains tax rate	-	-	(11)%	(61)	-	-	4%	(61)
Mining and other taxes	24%	6	2%	11	5%	14	(3)%	47
Disallowed loss on Midas Sale	-	-	-	-	5%	13	-	-
Tax impact on Jundee Sale	32%	8	-	-	3%	8	-	-
Effect of foreign earnings, net of credits	-	-	2%	9	3%	8	(3)%	48
Other	(3)%	(1)	-	-	1%	3	3%	(48)
Income and mining tax expense (benefit)	(188)%	$(47)	28%	$161	(9)%	$(22)	(3)%	$54

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

At September 30, 2014, the Company’s total unrecognized tax benefit was $460 for uncertain income tax positions taken or expected to be taken on income tax returns. Of this, $58 represents the amount of unrecognized tax benefits that, if recognized, would affect the Company’s effective income tax rate.

As a result of the statute of limitations that expire in the next 12 months in various jurisdictions, and possible settlements of audit-related issues with taxing authorities in various jurisdictions with respect to which none of the issues are individually significant, the Company believes that it is reasonably possible that the total amount of its net unrecognized income tax benefits will decrease by approximately $65 to $70 in the next 12 months.

NOTE 9     DISCONTINUED OPERATIONS

Discontinued operations includes a retained royalty obligation (“Holt”) from Holloway Mining Company. Holloway Mining Company, which owned the Holt-McDermott property, was sold to St. Andrew Goldfields Ltd. (“St. Andrew”) in 2006. The Company

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

records adjustments based on short and long-term gold prices, discount rate assumptions and resource estimates published by St. Andrew.

During the third quarter and first nine months of 2014, the Company recorded a benefit of $3 and a charge of $16, net of tax expense of $2 and benefit of $7, respectively. During the third quarter and first nine months of 2013, the Company recorded a charge of $21 and a benefit of $53, net of tax benefit of $10 and expense of $24, respectively.

Net operating cash used in discontinued operations of $10 and $14 in the first nine months of 2014 and 2013 respectively relates to payments on the Holt property royalty.

NOTE 10     NET INCOME (LOSS) ATTRIBUTABLE TO NONCONTROLLING INTERESTS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Minera Yanacocha	$(6)	$5	$(55)	$86
Batu Hijau	(125)	(10)	(158)	(251)
TMAC	(11)	(3)	(18)	(17)
Other	4	4	6	6
	$(138)	$(4)	$(225)	$(176)

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

Based on ASC guidance for variable interest entities, Newmont consolidates PTNNT and TMAC in its condensed consolidated financial statements.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Net income (loss) attributable to Newmont stockholders
Continuing operations	$210	$419	$509	$(1,400)
Discontinued operations	3	(21)	(16)	53
	$213	$398	$493	$(1,347)

Weighted average common shares (millions):
Basic	499	498	499	497
Effect of employee stock-based awards	1	-	-	-
Diluted	500	498	499	497

Income (loss) per common share
Basic:
Continuing operations	$0.42	$0.84	$1.02	$(2.82)
Discontinued operations	0.01	(0.04)	(0.03)	0.11
	$0.43	$0.80	$0.99	$(2.71)
Diluted:
Continuing operations	$0.42	$0.84	$1.02	$(2.82)
Discontinued operations	0.01	(0.04)	(0.03)	0.11
	$0.43	$0.80	$0.99	$(2.71)

Options to purchase 3 million and 3 million shares of common stock at average exercise prices of $48 and $48 were outstanding at September 30, 2014 and 2013, respectively, but were not included in the computation of diluted weighted average common shares because their exercise prices exceeded the average price of the Company’s common stock for the respective periods presented.

Other outstanding options to purchase 1 million shares of common stock were not included in the computation of diluted weighted average common shares in the first nine months of 2013 because their effect would have been anti-dilutive.

Newmont is required to settle the principal amount of its 2017 Convertible Senior Note in cash and may elect to settle the remaining conversion premium (average share price in excess of the conversion price), if any, in cash, shares or a combination thereof. The 2014 Convertible Senior Note was settled in July of 2014.  The effect of contingently convertible instruments on diluted earnings per share is calculated under the net share settlement method in accordance with ASC guidance. The conversion price exceeded the Company’s share price for the periods presented, therefore no additional shares were included in the computation of diluted weighted average common shares.

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

NOTE 12   EMPLOYEE PENSION AND OTHER BENEFIT PLANS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Pension benefit costs, net
Service cost	$6	$9	$19	$27
Interest cost	10	11	30	31
Expected return on plan assets	(12)	(12)	(38)	(37)
Amortization, net	3	8	10	26
Settlements	3	5	6	5
	$10	$21	$27	$52

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Other benefit costs, net
Service cost	$1	$1	$2	$3
Interest cost	2	1	5	4
	$3	$2	$7	$7

NOTE 13     STOCK BASED COMPENSATION

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Stock options	$-	$2	$2	$7
Restricted stock units	7	8	22	24
Performance leveraged stock units	3	2	8	6
Strategic performance units	5	1	10	4
	$15	$13	$42	$41

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

	Fair Value at September 30, 2014
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$1,103	$1,103	$-	$-
Marketable equity securities:
Extractive industries	217	217	-	-
Other	17	17	-	-
Marketable debt securities:
Asset backed commercial paper	24	-	-	24
Auction rate securities	6	-	-	6
Trade receivable from provisional copper and gold concentrate sales, net	93	93	-	-
	$1,460	$1,430	$-	$30
Liabilities:
Derivative instruments, net:
Foreign exchange forward contracts	$70	$-	$70	$-
Diesel forward contracts	6	-	6	-
Boddington contingent consideration	10	-	-	10
Holt property royalty	147	-	-	147
	$233	$-	$76	$157

The fair values of the derivative instruments in the table above are presented on a net basis. The gross amounts related to the fair value of the derivatives instruments above are included in the Derivatives Instruments Note (see Note 15). All other Fair Value disclosures in the above table are presented on a gross basis.

The following table sets forth a summary of the quantitative and qualitative information related to the unobservable inputs used in the calculation of the Company’s Level 3 financial assets and liabilities at September 30, 2014:

Description	At September 30, 2014	Valuation technique	Unobservable input	Range/Weighted average
Auction Rate Securities	$6	Discounted cash flow	Weighted average recoverability rate	80%
Asset Backed Commercial Paper	24	Discounted cash flow	Recoverability rate	90%
Boddington Contingent Consideration	10	Monte Carlo	Discount rate	5%
			Long Term Gold price	$1,300
			Long Term Copper price	$3.00
Holt property royalty	147	Monte Carlo	Weighted average discount rate	4%
			Long Term Gold price	$1,300

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

The following table sets forth a summary of changes in the fair value of the Company’s Level 3 financial assets and liabilities at September 30, 2014:

	Auction Rate Securities	Asset Backed Commercial Paper	Total Assets	Boddington Contingent Royalty	Holt Property Royalty	Total Liabilities
Balance at beginning of period	$5	$25	$30	$10	$134	$144
Settlements	-	-	-	-	(10)	(10)
Revaluation	1	(1)	-	-	23	23
Balance at end of period	$6	$24	$30	$10	$147	$157

At September 30, 2014, assets and liabilities classified within Level 3 of the fair value hierarchy represent 2% and 67%, respectively, of total assets and liabilities measured at fair value.

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

Foreign Currency Contracts

Newmont had the following foreign currency derivative contracts outstanding at September 30, 2014:

	Expected Maturity Date
	2014	2015	2016	2017	2018	Total/Average
A$ Operating Fixed Forward Contracts:
A$ notional (millions)	75	270	158	105	6	614
Average rate ($/A$)	0.99	0.98	0.95	0.93	0.92	0.96
Expected hedge ratio	19%	18%	11%	7%	4%
NZ$ Operating Fixed Forward Contracts:
NZ$ notional (millions)	18	56	11	-	-	85
Average rate ($/NZ$)	0.81	0.80	0.80	-	-	0.80
Expected hedge ratio	68%	45%	16%	-	-

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

Diesel Fixed Forward Contracts

Newmont had the following diesel derivative contracts outstanding at September 30, 2014:

	Expected Maturity Date
	2014	2015	2016	2017	Total/Average
Diesel Fixed Forward Contracts:
Diesel gallons (millions)	7	22	13	4	46
Average rate ($/gallon)	2.82	2.78	2.70	2.69	2.75
Expected Nevada hedge ratio	73%	58%	33%	12%

Derivative Instrument Fair Values

Newmont had the following derivative instruments designated as hedges at September 30, 2014 and December 31, 2013:

	Fair Value
	At September 30, 2014
	Other Current Assets	Other Long-Term Assets	Other Current Liabilities	Other Long-Term Liabilities
Foreign currency exchange contracts:
A$ operating fixed forwards	$-	$-	$33	$34
NZ$ operating fixed forwards	-	-	2	1
Diesel fixed forwards	-	-	4	2
Total derivative instruments (Notes 19 and 21)	$-	$-	$39	$37

	Fair Value
	At December 31, 2013
	Other Current Assets	Other Long-Term Assets	Other Current Liabilities	Other Long-Term Liabilities
Foreign currency exchange contracts:
A$ operating fixed forwards	$-	$-	$36	$60
NZ$ operating fixed forwards	1	-	-	-
Diesel fixed forwards	3	1	-	-
Total derivative instruments (Notes 19 and 21)	$4	$1	$36	$60

The following tables show the location and amount of gains (losses) reported in the Company’s Condensed Consolidated Financial Statements related to the Company’s cash flow hedges.

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

	Foreign Currency Exchange Contracts		Diesel Forward Contracts		Forward Starting Swap Contracts
	2014	2013	2014	2013	2014	2013
For the three months ended September 30,
Cash flow hedging relationships:
Gain (loss) recognized in other comprehensive income (loss) (effective portion)	$(44)	$77	$(9)	$3	$-	$-
Gain (loss) reclassified from Accumulated other comprehensive income into income (loss) (effective portion) (1)	$4	$8	$(1)	$1	$(5)	$(5)
For the nine months ended September 30,
Cash flow hedging relationships:
Gain (loss) recognized in other comprehensive income (loss) (effective portion)	$8	$(291)	$(8)	$(1)	$-	$-
Gain (loss) reclassified from Accumulated other comprehensive income into income (loss) (effective portion) (1)	$31	$68	$-	$1	$(14)	$(14)
(1)	The gain (loss) recognized for the effective portion of cash flow hedges is included in Cost applicable to sales, Write-downs and Interest expense, net.

Based on fair values at September 30, 2014 the amount to be reclassified from Accumulated other comprehensive income (loss), net of tax to income for derivative instruments during the next 12 months is a gain of approximately $5.

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

The Company recorded an average price of $3.13 per pound before mark-to-market adjustments and treatment and refining charges during the three and nine months ended September 30, 2014.  During this same period, changes in copper prices resulted in a provisional pricing mark-to-market loss of $4 ($0.08 per pound) and loss of $15 ($0.11 per pound), respectively. At September 30, 2014, Newmont had copper sales of 59 million pounds priced at an average of $3.04 per pound, subject to final pricing over the next several months.

The Company recorded an average price of $1,280 and $1,286 per ounce before mark-to-market adjustments and treatment and refining charges during the three and nine months ended September 30, 2014.  During this same period, changes in gold prices resulted in a provisional pricing mark-to-market loss of $6 ($5 per ounce) and loss of $2 (nil per ounce), respectively. At September 30, 2014, Newmont had gold sales of 112,000 ounces priced at an average of $1,234 per ounce, subject to final pricing over the next several months.

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

NOTE 16     INVESTMENTS

	At September 30, 2014
	Cost/Equity	Unrealized		Fair/Equity
	Basis	Gain	Loss	Basis
Current:
Marketable Equity Securities:
Gabriel Resources Ltd.	$37	$8	$-	$45
Other	35	6	(4)	37
	$72	$14	$(4)	$82
Long-term:
Marketable Debt Securities:
Asset backed commercial paper	$22	$2	$-	$24
Auction rate securities	8	-	(2)	6
	30	2	(2)	30
Marketable Equity Securities:
Regis Resources Ltd.	165	-	(33)	132
Other	15	5	-	20
	180	5	(33)	152

Other investments, at cost	20	-	-	20
Investment in Affiliates:
Euronimba Ltd.	2	-	-	2
Minera La Zanja S.R.L.	104	-	-	104
Novo Resources Corp.	15	-	-	15
	$351	$7	$(35)	$323

	At December 31, 2013
	Cost/Equity	Unrealized		Fair/Equity
	Basis	Gain	Loss	Basis
Current:
Marketable Equity Securities:
Gabriel Resources Ltd.	$37	$-	$-	$37
Paladin Energy Ltd.	21	1	-	22
Other	19	4	(4)	19
	$77	$5	$(4)	$78
Long-term:
Marketable Debt Securities:
Asset backed commercial paper	$23	$2	$-	$25
Auction rate securities	8	-	(3)	5
	31	2	(3)	30
Marketable Equity Securities:
Regis Resources Ltd.	165	88	-	253
Other	30	5	-	35
	195	93	-	288

Other investments, at cost	13	-	-	13
Investment in Affiliates:
Minera La Zanja S.R.L.	92	-	-	92
Novo Resources Corp.	16	-	-	16
	$347	$95	$(3)	$439

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

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

The following tables present the gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by length of time that the individual securities have been in a continuous unrealized loss position:

	Less than 12 Months		12 Months or Greater		Total
At September 30, 2014	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Marketable equity securities	$143	$37	$-	$-	$143	$37
Auction rate securities	-	-	6	2	6	2
	$143	$37	$6	$2	$149	$39

	Less than 12 Months		12 Months or Greater		Total
At December 31, 2013	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Marketable equity securities	$54	$4	$-	$-	$54	$4
Auction rate securities	-	-	5	3	5	3
	$54	$4	$5	$3	$59	$7

While the fair value of the Company’s investments in marketable equity securities and auction rate securities are below their respective cost, the Company views these declines as temporary. The Company has the ability and intends to hold its auction rate securities until maturity or such time that the market recovers.

NOTE 17     INVENTORIES

	At September 30,	At December 31,
	2014	2013
In-process	$145	$97
Concentrate and Copper Cathode	202	108
Precious metals	15	26
Materials, supplies and other	484	486
	$846	$717

NOTE 18     STOCKPILES AND ORE ON LEACH PADS

	At September 30,	At December 31,
	2014	2013
Current:
Stockpiles	$423	$580
Ore on leach pads	266	225
	$689	$805
Long-term:
Stockpiles	$2,517	$2,434
Ore on leach pads	241	246
	$2,758	$2,680

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

	At September 30,	At December 31,
	2014	2013
Stockpiles and ore on leach pads:
Carlin	$389	$439
Phoenix	111	109
Twin Creeks	300	327
La Herradura	108	57
Yanacocha	408	504
Boddington	351	304
Tanami	16	12
Jundee	-	7
Waihi	1	2
Kalgoorlie	117	107
Batu Hijau	1,194	1,290
Ahafo	358	292
Akyem	94	35
	$3,447	$3,485

The Company recorded write-downs classified as components of Costs applicable to sales of $248 and $430 for the third quarter and first nine months of 2014, respectively, compared to $56 and $611 for the same periods in 2013.  The Company recorded write-downs classified as components of Depreciation and amortization of $61 and $123 for the third quarter and first nine months of 2014, respectively, compared to $20 and $146 for the same periods in 2013. Write-downs are recorded to reduce the carrying value of stockpiles and ore on leach pads to net realizable value. Adjustments to net realizable value are a result of current and prior stripping costs, lower long-term metal prices and the associated historical and estimated future processing costs in relation to the Company’s long term price assumptions.

Of the write-downs in first nine months of 2014, $119 are related to Carlin, $5 to Phoenix, $9 to Twin Creeks, $105 to Yanacocha, $83 to Boddington and $232 to Batu Hijau. The write downs recorded at Batu Hijau were impacted by the signing of the MoU with the Government of Indonesia due to the increase in royalties which increase the estimated future processing costs.

Of the write-downs in the first nine months of 2013, $3 are related to Carlin, $1 to Twin Creeks, $104 to Yanacocha, $133 to Boddington, $2 to Tanami, $4 to Waihi, $48 to Kalgoorlie and $462 to Batu Hijau.

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

NOTE 19     OTHER ASSETS

	At September 30,	At December 31,
	2014	2013
Other current assets:
Refinery metal inventory and receivable	$1,021	$679
Other prepaid assets	246	157
Other refinery receivables	108	130
Derivative instruments	-	4
Other	4	36
	$1,379	$1,006

Other long-term assets:
Income tax receivable	$265	$229
Restricted cash	123	95
Intangible assets	111	98
Goodwill	105	132
Prepaid royalties	103	103
Debt issuance costs	61	62
Derivative instruments	-	1
Prepaid maintenance costs	32	31
Other	91	93
	$891	$844

NOTE 20     DEBT

Scheduled minimum debt repayments are $5 for the remainder of 2014, $168 in 2015, $221 in 2016, $771 in 2017, $1 in 2018 and $5,680 thereafter.

Term Loan and Revolver Extension

On July 11, 2014, the Company borrowed $575 under a new uncollateralized term loan facility entered into with a syndicate of banks.  Borrowings under the facility bear interest at LIBOR plus a margin ranging from 0.875% to 1.65%, and mature on July 11, 2019.  Fees and other debt issuance costs related to the facility were capitalized and will be amortized over the term of the debt.  Proceeds were used to retire the $575 convertible debt on July15, 2014.

On March 31, 2014, the Company’s Corporate Revolving Credit Facility was amended to extend the facility two years to 2019. The available capacity under the Corporate Revolving Credit Facility remains at $3,000. There are no borrowings outstanding under the facility at September 30, 2014.

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

NOTE 21     OTHER LIABILITIES

	At September 30,	At December 31,
	2014	2013
Other current liabilities:
Refinery metal payable	$1,021	$679
Deferred income tax	136	74
Accrued operating costs	126	157
Reclamation and remediation liabilities	84	98
Interest	84	74
Accrued capital expenditures	41	72
Derivative instruments	39	36
Royalties	29	58
Holt property royalty	14	15
Taxes other than income and mining	14	6
Other	58	44
	$1,646	$1,313
Other long-term liabilities:
Holt property royalty	$133	$119
Income and mining taxes	77	70
Power supply agreements	37	39
Derivative instruments	37	60
Boddington contingent consideration	10	10
Other	40	44
	$334	$342

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

NOTE 22     CHANGES IN EQUITY

	Nine Months Ended September 30,
	2014	2013
Common stock:
At beginning of period	$789	$787
Redemptions of Exchangeable Shares	8	-
Stock based awards	1	2
At end of period	798	789
Additional paid-in capital:
At beginning of period	8,538	8,427
Redemption of Exchangeable Shares	(8)	-
Stock based awards (1)	91	61
Sale of noncontrolling interests	33	48
At end of period	8,654	8,536
Accumulated other comprehensive income (loss):
At beginning of period	(182)	490
Other comprehensive income (loss)	(128)	(546)
At end of period	(310)	(56)
Retained earnings:
At beginning of period	848	3,991
Net income (loss) attributable to Newmont stockholders	493	(1,347)
Dividends Paid	(102)	(509)
At end of period	1,239	2,135
Noncontrolling interests:
At beginning of period	2,916	3,175
Net income (loss) attributable to noncontrolling interests	(225)	(176)
Dividends paid to noncontrolling interests	(4)	(2)
Sale of noncontrolling interests, net	31	7
Other comprehensive income	-	1
At end of period	2,718	3,005
Total equity	$13,099	$14,409
(1)

A 2014 balance sheet adjustment of $26 was recorded to correct the presentation of stock based compensation cost as a component of additional paid-in capital, which was previously included as a current employee-related benefit liability. We concluded that the unadjusted balance of $51 was immaterial to the comparative December 31, 2013 balance sheet.

NOTE 23     RECLASSIFICATIONS OUT OF ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

	Unrealized (loss) on marketable securities, net	Foreign currency translation adjustments	Pension and other post-retirement benefit adjustments	Changes in fair value of cash flow hedge instruments	Total

December 31, 2013	$(35)	$145	$(124)	$(168)	$(182)
Change in other comprehensive income (loss) before reclassifications	(110)	(9)	-	(4)	(123)
Reclassifications from accumulated other comprehensive income (loss)	-	-	7	(12)	(5)
Net current-period other comprehensive income (loss)	(110)	(9)	7	(16)	(128)
September 30, 2014	$(145)	$136	$(117)	$(184)	$(310)

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)				Affected Line Item in the Condensed Consolidated Statement of Operations
	Three Months Ended September 30, 2014	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013
Marketable securities adjustments:
Sale of marketable securities	$-	$(280)	$(5)	$(280)	Other income, net
Impairment of marketable securities	3	41	4	52	Other income, net
Total before tax	3	(239)	(1)	(228)
Tax benefit (expense)	-	37	1	34
Net of tax	$3	$(202)	-	$(194)
Pension liability adjustments:
Amortization, net	$3	$8	$10	$26	(1)
Total before tax	3	8	10	26
Tax benefit (expense)	(1)	(3)	(3)	(9)
Net of tax	$2	$5	$7	$17
Hedge instruments adjustments:
Operating cash flow hedges	$(3)	$(9)	$(31)	$(88)	Costs applicable to sales
Capital cash flow hedges	-	-	-	1	Depreciation and amortization
Capital cash flow hedges	-	-	-	18	Write-downs
Forward starting swap hedges	5	5	14	14	Interest expense, net
Total before tax	2	(4)	(17)	(55)
Tax benefit (expense)	(1)	-	5	16
Net of tax	$1	$(4)	$(12)	$(39)
Total reclassifications for the period, net of tax	$6	$(201)	$(5)	$(216)

(1)

This accumulated other comprehensive income (loss) component is included in General and administrative and costs that benefit the inventory/production process. Refer to Note 3 to the Consolidated Financial Statements for the year ended December 31, 2013 filed June 13, 2014 on Form 8-K for information on costs that benefit the inventory/production process.

NOTE 24     NET CHANGE IN OPERATING ASSETS AND LIABILITIES

Net cash provided from operations attributable to the net change in operating assets and liabilities is composed of the following:

	Nine Months Ended September 30,
	2014	2013
Decrease (increase) in operating assets:
Trade and accounts receivable	$147	$255
Inventories, stockpiles and ore on leach pads	(493)	(598)
EGR refinery assets	(382)	166
Other assets	(46)	(53)
Increase (decrease) in operating liabilities:
Accounts payable and other accrued liabilities	(237)	(113)
EGR refinery liabilities	382	(166)
Reclamation liabilities	(45)	(41)
	$(674)	$(550)

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

	Three Months Ended September 30, 2014
					Newmont
	Newmont				Mining
	Mining	Newmont	Other		Corporation
Condensed Consolidating Statement of Operation	Corporation	USA	Subsidiaries	Eliminations	Consolidated

Sales	$-	$511	$1,235	$-	$1,746
Costs and expenses
Costs applicable to sales (1)	-	308	877	-	1,185
Depreciation and amortization	1	62	255	-	318
Reclamation and remediation	-	2	18	-	20
Exploration	-	8	36	-	44
Advanced projects, research and development	-	8	28	-	36
General and administrative	-	22	23	-	45
Write-downs	-	3	2	-	5
Other expense, net	-	22	36	-	58
	1	435	1,275	-	1,711
Other income (expense)
Other income, net	(23)	23	79	-	79
Interest income - intercompany	35	-	3	(38)	-
Interest expense - intercompany	(3)	-	(35)	38	-
Interest expense, net	(77)	(2)	(10)	-	(89)
	(68)	21	37	-	(10)
Income (loss) before income and mining tax and other items	(69)	97	(3)	-	25
Income and mining tax benefit (expense)	25	(12)	34	-	47
Equity income (loss) of affiliates	257	46	(15)	(288)	-
Income (loss) from continuing operations	213	131	16	(288)	72
Income (loss) from discontinued operations	-	-	3	-	3
Net income (loss)	213	131	19	(288)	75
Net loss (income) attributable to noncontrolling interests	-	-	166	(28)	138
Net income (loss) attributable to Newmont stockholders	$213	$131	$185	$(316)	$213
Comprehensive income (loss)	145	128	(46)	(220)	7
Comprehensive loss (income) attributable to noncontrolling interests	-	-	166	(28)	138
Comprehensive income (loss) attributable to Newmont stockholders	$145	$128	$120	$(248)	$145
(1)	Excludes Depreciation and amortization and Reclamation and remediation.

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

	Three Months Ended September 30, 2013
					Newmont
	Newmont				Mining
	Mining	Newmont	Other		Corporation
Condensed Consolidating Statement of Operation	Corporation	USA	Subsidiaries	Eliminations	Consolidated

Sales	$-	$624	$1,396	$-	$2,020
Costs and expenses
Costs applicable to sales (1)	-	266	812	-	1,078
Depreciation and amortization	-	50	249	-	299
Reclamation and remediation	-	2	18	-	20
Exploration	-	10	50	-	60
Advanced projects, research and development	-	14	53	-	67
General and administrative	-	23	25	-	48
Write-downs	-	-	3	-	3
Other expense, net	-	21	63	-	84
	-	386	1,273	-	1,659
Other income (expense)
Other income, net	(12)	2	300	-	290
Interest income - intercompany	31	7	6	(44)	-
Interest expense - intercompany	(2)	-	(42)	44	-
Interest expense, net	(78)	(1)	3	-	(76)
	(61)	8	267	-	214
Income (loss) before income and mining tax and other items	(61)	246	390	-	575
Income and mining tax benefit (expense)	21	(46)	(136)	-	(161)
Equity income (loss) of affiliates	438	(99)	18	(356)	1
Income (loss) from continuing operations	398	101	272	(356)	415
Income (loss) from discontinued operations	-	-	(21)	-	(21)
Net income (loss)	398	101	251	(356)	394
Net loss (income) attributable to noncontrolling interests	-	-	(1)	5	4
Net income (loss) attributable to Newmont stockholders	$398	$101	$250	$(351)	$398
Comprehensive income (loss)	414	211	159	(373)	411
Comprehensive loss (income) attributable to noncontrolling interests	-	-	(1)	4	3
Comprehensive income (loss) attributable to Newmont stockholders	$414	$211	$158	$(369)	$414
(1)	Excludes Depreciation and amortization and Reclamation and remediation.

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

	Nine Months Ended September 30, 2014
					Newmont
	Newmont				Mining
	Mining	Newmont	Other		Corporation
Condensed Consolidating Statement of Operation	Corporation	USA	Subsidiaries	Eliminations	Consolidated

Sales	$-	$1,496	$3,779	$-	$5,275
Costs and expenses
Costs applicable to sales (1)	-	910	2,418	-	3,328
Depreciation and amortization	3	187	732	-	922
Reclamation and remediation	-	7	54	-	61
Exploration	-	17	102	-	119
Advanced projects, research and development	-	29	91	-	120
General and administrative	-	68	70	-	138
Write-downs	-	3	15	-	18
Other expense, net	-	37	124	-	161
	3	1,258	3,606	-	4,867
Other income (expense)
Other income, net	(27)	81	74	-	128
Interest income - intercompany	95	-	8	(103)	-
Interest expense - intercompany	(8)	-	(95)	103	-
Interest expense, net	(242)	(4)	(30)	-	(276)
	(182)	77	(43)	-	(148)
Income (loss) before income and mining tax and other items	(185)	315	130	-	260
Income and mining tax benefit (expense)	65	(58)	15	-	22
Equity income (loss) of affiliates	613	(47)	(9)	(555)	2
Income (loss) from continuing operations	493	210	136	(555)	284
Income (loss) from discontinued operations	-	-	(16)	-	(16)
Net income (loss)	493	210	120	(555)	268
Net loss (income) attributable to noncontrolling interests	-	-	255	(30)	225
Net income (loss) attributable to Newmont stockholders	$493	$210	$375	$(585)	$493
Comprehensive income (loss)	365	218	15	(458)	140
Comprehensive loss (income) attributable to noncontrolling interests	-	-	255	(30)	225
Comprehensive income (loss) attributable to Newmont stockholders	$365	$218	$270	$(488)	$365
(1)	Excludes Depreciation and amortization and Reclamation and remediation.

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

	Nine Months Ended September 30, 2013
					Newmont
	Newmont				Mining
	Mining	Newmont	Other		Corporation
Condensed Consolidating Statement of Operation	Corporation	USA	Subsidiaries	Eliminations	Consolidated

Sales	$-	$1,708	$4,518	$-	$6,226
Costs and expenses
Costs applicable to sales (1)	-	798	3,019	-	3,817
Depreciation and amortization	-	146	835	-	981
Reclamation and remediation	-	6	50	-	56
Exploration	-	38	157	-	195
Advanced projects, research and development	-	37	128	-	165
General and administrative	-	77	81	-	158
Write-downs	-	-	2,265	-	2,265
Other expense, net	-	51	209	-	260
	-	1,153	6,744	-	7,897
Other income (expense)
Other income, net	(10)	11	365	-	366
Interest income - intercompany	113	22	16	(151)	-
Interest expense - intercompany	(8)	-	(143)	151	-
Interest expense, net	(211)	(7)	7	-	(211)
	(116)	26	245	-	155
Income (loss) before income and mining tax and other items	(116)	581	(1,981)	-	(1,516)
Income and mining tax benefit (expense)	40	(167)	73	-	(54)
Equity income (loss) of affiliates	(1,271)	(490)	(111)	1,866	(6)
Income (loss) from continuing operations	(1,347)	(76)	(2,019)	1,866	(1,576)
Income (loss) from discontinued operations	-	-	53	-	53
Net income (loss)	(1,347)	(76)	(1,966)	1,866	(1,523)
Net loss (income) attributable to noncontrolling interests	-	-	261	(85)	176
Net income (loss) attributable to Newmont stockholders	$(1,347)	$(76)	$(1,705)	$1,781	$(1,347)
Comprehensive income (loss)	(1,893)	26	(2,715)	2,514	(2,068)
Comprehensive loss (income) attributable to noncontrolling interests	-	-	261	(86)	175
Comprehensive income (loss) attributable to Newmont stockholders	$(1,893)	$26	$(2,454)	$2,428	$(1,893)
(1)	Excludes Depreciation and amortization and Reclamation and remediation.

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

	Nine Months Ended September 30, 2014
					Newmont
	Newmont				Mining
	Mining	Newmont	Other		Corporation
Condensed Consolidating Statement of Cash Flows	Corporation	USA	Subsidiaries	Eliminations	Consolidated
Operating activities:
Net income (loss)	$493	$210	$120	$(555)	$268
Adjustments	(589)	419	910	555	1,295
Net change in operating assets and liabilities	(61)	(138)	(475)	-	(674)
Net cash provided from (used in) continuing operations	(157)	491	555	-	889
Net cash used in discontinued operations	-	-	(10)	-	(10)
Net cash provided from (used in) operations	(157)	491	545	-	879
Investing activities:
Additions to property, plant and mine development	-	(270)	(496)	-	(766)
Acquisitions, net	-	-	(28)	-	(28)
Sale of marketable securities	25	-	-	-	25
Purchases of marketable securities	-	-	(1)	-	(1)
Proceeds from sale of other assets	-	18	173	-	191
Other	-	-	(13)	-	(13)
Net cash provided from (used in) investing activities	25	(252)	(365)	-	(592)
Financing activities:
Proceeds from debt, net	567	-	29	-	596
Repayment of debt	(575)	(1)	(5)	-	(581)
Net intercompany borrowings (repayments)	242	7	(249)	-	-
Sale of noncontrolling interests	-	-	71	-	71
Acquisition of noncontrolling interests	-	-	(6)	-	(6)
Dividends paid to noncontrolling interests	-	-	(4)	-	(4)
Dividends paid to common stockholders	(102)	-	-	-	(102)
Other	-	-	(27)	-	(27)
Net cash provided from (used in) financing activities	132	6	(191)	-	(53)
Effect of exchange rate changes on cash	-	-	(11)	-	(11)
Net change in cash and cash equivalents	-	245	(22)	-	223
Cash and cash equivalents at beginning of period	-	428	1,127	-	1,555
Cash and cash equivalents at end of period	$-	$673	$1,105	$-	$1,778

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

	Nine Months Ended September 30, 2013
					Newmont
	Newmont				Mining
	Mining	Newmont	Other		Corporation
Condensed Consolidating Statement of Cash Flows	Corporation	USA	Subsidiaries	Eliminations	Consolidated
Operating activities:
Net income (loss)	$(1,347)	$(76)	$(1,966)	$1,866	$(1,523)
Adjustments	1,362	870	2,892	(1,876)	3,248
Net change in operating assets and liabilities	(12)	(331)	(207)	-	(550)
Net cash provided from (used in) continuing operations	3	463	719	(10)	1,175
Net cash used in discontinued operations	-	-	(14)	-	(14)
Net cash provided from (used in) operations	3	463	705	(10)	1,161
Investing activities:
Additions to property, plant and mine development	-	(330)	(1,198)	-	(1,528)
Acquisitions, net	-	-	(13)	-	(13)
Sale of marketable securities	-	-	588	-	588
Purchases of marketable securities	-	-	(1)	-	(1)
Proceeds from sale of other assets	-	-	55	-	55
Other	-	-	(38)	-	(38)
Net cash used in investing activities	-	(330)	(607)	-	(937)
Financing activities:
Proceeds from debt, net	939	-	323	-	1,262
Repayment of debt	(939)	-	(121)	-	(1,060)
Net intercompany borrowings (repayments)	504	(290)	(214)	-	-
Proceeds from stock issuance, net	2	-	-	-	2
Sale of noncontrolling interests	-	-	32	-	32
Acquisition of noncontrolling interests	-	-	(13)	-	(13)
Dividends paid to noncontrolling interests	-	-	(2)	-	(2)
Dividends paid to common stockholders	(509)	-	(10)	10	(509)
Other	-	-	(4)	-	(4)
Net cash provided from (used in) financing activities	(3)	(290)	(9)	10	(292)
Effect of exchange rate changes on cash	-	-	(18)	-	(18)
Net change in cash and cash equivalents	-	(157)	71	-	(86)
Cash and cash equivalents at beginning of period	-	342	1,219	-	1,561
Cash and cash equivalents at end of period	$-	$185	$1,290	$-	$1,475

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

	At September 30, 2014
					Newmont
	Newmont				Mining
	Mining	Newmont	Other		Corporation
Condensed Consolidating Balance Sheet	Corporation	USA	Subsidiaries	Eliminations	Consolidated
Assets
Cash and cash equivalents	$-	$673	$1,105	$-	$1,778
Trade receivables	-	36	91	-	127
Accounts receivable	-	1	263	-	264
Intercompany receivable	3,357	6,169	6,121	(15,647)	-
Investments	-	1	81	-	82
Inventories	-	165	681	-	846
Stockpiles and ore on leach pads	-	200	489	-	689
Deferred income tax assets	2	164	157	-	323
Other current assets	-	34	1,345	-	1,379
Current assets	3,359	7,443	10,333	(15,647)	5,488
Property, plant and mine development, net	29	3,092	10,822	(42)	13,901
Investments	-	13	310	-	323
Investments in subsidiaries	14,589	4,363	2,862	(21,814)	-
Stockpiles and ore on leach pads	-	595	2,163	-	2,758
Deferred income tax assets	748	554	948	(490)	1,760
Long-term intercompany receivable	2,056	62	395	(2,513)	-
Other long-term assets	49	246	596	-	891
Total assets	$20,830	$16,368	$28,429	$(40,506)	$25,121
Liabilities
Debt	$-	$1	$142	$-	$143
Accounts payable	-	75	365	-	440
Intercompany payable	3,988	4,891	6,768	(15,647)	-
Employee-related benefits	-	112	140	-	252
Income and mining taxes	-	3	27	-	30
Other current liabilities	80	128	1,438	-	1,646
Current liabilities	4,068	5,210	8,880	(15,647)	2,511
Debt	6,149	6	475	-	6,630
Reclamation and remediation liabilities	-	180	1,315	-	1,495
Deferred income tax liabilities	-	26	1,198	(490)	734
Employee-related benefits	-	167	151	-	318
Long-term intercompany payable	232	-	2,323	(2,555)	-
Other long-term liabilities	-	26	308	-	334
Total liabilities	10,449	5,615	14,650	(18,692)	12,022
Equity
Newmont stockholders’ equity	10,381	10,753	9,372	(20,125)	10,381
Noncontrolling interests	-	-	4,407	(1,689)	2,718
Total equity	10,381	10,753	13,779	(21,814)	13,099
Total liabilities and equity	$20,830	$16,368	$28,429	$(40,506)	$25,121

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

	At December 31, 2013
					Newmont
	Newmont				Mining
	Mining	Newmont	Other		Corporation
Condensed Consolidating Balance Sheet	Corporation	USA	Subsidiaries	Eliminations	Consolidated
Assets
Cash and cash equivalents	$-	$428	$1,127	$-	$1,555
Trade receivables	-	21	209	-	230
Accounts receivable	-	23	229	-	252
Intercompany receivable	1,400	6,089	5,672	(13,161)	-
Investments	22	1	55	-	78
Inventories	-	146	571	-	717
Stockpiles and ore on leach pads	-	358	447	-	805
Deferred income tax assets	3	157	86	-	246
Other current assets	-	73	933	-	1,006
Current assets	1,425	7,296	9,329	(13,161)	4,889
Property, plant and mine development, net	32	3,026	11,263	(44)	14,277
Investments	-	7	432	-	439
Investments in subsidiaries	13,982	5,158	2,807	(21,947)	-
Stockpiles and ore on leach pads	-	512	2,168	-	2,680
Deferred income tax assets	694	466	844	(526)	1,478
Long-term intercompany receivable	3,204	62	367	(3,633)	-
Other long-term assets	46	223	575	-	844
Total assets	$19,383	$16,750	$27,785	$(39,311)	$24,607
Liabilities
Debt	$561	$1	$33	$-	$595
Accounts payable	-	80	398	-	478
Intercompany payable	3,092	5,404	4,665	(13,161)	-
Employee-related benefits	-	175	166	-	341
Income and mining taxes	-	-	13	-	13
Other current liabilities	71	161	1,081	-	1,313
Current liabilities	3,724	5,821	6,356	(13,161)	2,740
Debt	5,556	7	582	-	6,145
Reclamation and remediation liabilities	-	176	1,337	-	1,513
Deferred income tax liabilities	-	23	1,138	(526)	635
Employee-related benefits	5	169	149	-	323
Long-term intercompany payable	196	-	3,481	(3,677)	-
Other long-term liabilities	-	20	322	-	342
Total liabilities	9,481	6,216	13,365	(17,364)	11,698
Equity
Newmont stockholders’ equity	9,902	10,534	9,816	(20,259)	9,993
Noncontrolling interests	-	-	4,604	(1,688)	2,916
Total equity	9,902	10,534	14,420	(21,947)	12,909
Total liabilities and equity	$19,383	$16,750	$27,785	$(39,311)	$24,607

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

Estimated future reclamation costs are based principally on legal and regulatory requirements. At September 30, 2014 and December 31, 2013, $1,427 and $1,432, respectively, were accrued for reclamation costs relating to currently or recently producing mineral properties in accordance with asset retirement obligation guidance. The current portions of $58 and $66 at September 30, 2014 and December 31, 2013, respectively, are included in Other current liabilities.

In addition, the Company is involved in several matters concerning environmental obligations associated with former mining activities. Generally, these matters concern developing and implementing remediation plans at the various sites involved. The Company believes that the related environmental obligations associated with these sites are similar in nature with respect to the development of remediation plans, their risk profile and the compliance required to meet general environmental standards. Based upon the Company’s best estimate of its liability for these matters, $152 and $179 were accrued for such obligations at September 30, 2014 and December 31, 2013, respectively. These amounts are included in Other current liabilities and Reclamation and remediation liabilities. Depending upon the ultimate resolution of these matters, the Company believes that it is reasonably possible that the liability for these matters could be as much as 151% greater or 1% lower than the amount accrued at September 30, 2014. The amounts accrued are reviewed periodically based upon facts and circumstances available at the time. Changes in estimates are recorded in Reclamation and remediation in the period estimates are revised.

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

Administrative Actions. The Peruvian government agency responsible for environmental evaluation and inspection, Organismo Evaluacion y Fiscalizacion Ambiental (“OEFA”), conducts periodic reviews of the Yanacocha site. In 2011, 2012, and 2013, OEFA issued notices of alleged violations of OEFA standards to Yanacocha and Conga relating to past inspections. Total fines for all outstanding OEFA alleged violations remain dependent upon the number of units associated with the alleged violations. The alleged violations currently range from zero to 60,216 units, with each unit having a potential fine equivalent to approximately $.00130. Yanacocha and Conga are responding to all notices of alleged violations, but cannot reasonably predict the outcome of the agency allegations.

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

WALHI: In September 2011, an Indonesian non-governmental organization named Wahana Lingkungan Hidup Indonesia (“WALHI”) brought an administrative law claim against Indonesia’s Ministry of Environment to challenge the May 2011 renewal of PTNNT’s submarine tailings permit. PTNNT and the regional government of KSB (“KSB”) filed separate applications for intervention into the proceedings, both of which were accepted by the Administrative Court. KSB intervened on the side of WALHI, and PTNNT joined on the side of the Ministry of Environment. On April 3, 2012, the Administrative Court ruled in favor of the Ministry of Environment and PTNNT, finding that the Ministry of Environment properly renewed the permit in accordance with Indonesian law and regulations. WALHI appealed the verdict. On October 2, 2012, the High Administrative Law Court rejected WALHI’s appeal, after which WALHI filed a notice to appeal the case to the Supreme Court. On May 28, 2013, the Supreme Court of Indonesia updated its website to provide that WALHI’s appeal in this matter was rejected. The parties are still awaiting the written decision from the court. PTNNT will continue to defend its submarine tailings permit and is confident that the Ministry of Environment acted properly in renewing PTNNT’s permit.

Export Issue: On June 27, 2014, PTNNT and its majority shareholder Nusa Tenggara Partnership B.V. (“NTPBV,” a Dutch entity) submitted a request for arbitration to the International Centre for Settlement of Investment Disputes (“ICSID”) against the Government of Indonesia seeking relief from application of recent Indonesian export regulations. On August 26, 2014, PTNNT and NTPBV requested dismissal of the arbitration and with the Government of Indonesia’s consent, ICSID dismissed the arbitration. Subsequently, on September 3, 2014, PTNNT entered into a Memorandum of Understanding (“MoU”) with the Government of Indonesia (referred to herein as the “Government”) under which the Government and PTNNT agreed to certain increases in Government revenues and to negotiate certain amendments to the Contract of Work. Effective with the signing of the MoU, PTNNT agreed to pay export duties at the rates set forth in a new regulation issued in July 2014; to provide a $25 surety bond to demonstrate its support for smelter development; and to increase royalties to 4.0% for copper, 3.75% for gold, and 3.25% for silver. On July 25, 2014, the Government’s Ministry of Finance revised its January 2014 regulations to reduce export duty rates on copper concentrate. The revised regulations provide for export duties to reduce as smelter development progresses. The export duties are set at 7.5% while smelter development progress is in the 0% - 7.5% range, declining to 5% when development progress exceeds 7.5% and 0% when development progress exceeds 30%. The MoU also outlines terms for the six main elements of the Contract of Work renegotiation, which will be incorporated into an amendment of the Contract of Work. The six areas are: concession area size; royalties, taxes and export duties; domestic processing and refining; ownership divestment; utilization of local manpower, domestic goods and services; and duration of the Contract of Work. The negotiation of the amendment to the Contract of Work contemplated by the MoU remains on-going. Continued future operations at Batu Hijau are subject to various factors,  including, without limitation, the successful renegotiation of the Contract of Work, issuance of future export permits and approvals, negotiations with the labor union, future in-country smelting availability and regulations relating to export quotas, and certain other factors.

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

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

On September 24, 2012, NWG served a summons and complaint on NMC, and then amended the complaint to add Newmont Canada Holdings ULC as a defendant. The complaint also named Fronteer Gold Inc. and Mark O’Dea as defendants. The complaint sought rescission of the merger between Fronteer and NewWest Gold and $750 in damages. In August 2013 the Supreme Court of New York, New York County issued an order granting the defendants’ motion to dismiss on forum non conveniens. Subsequently, NWG filed a notice of appeal of the decision and then a notice of dismissal of the appeal on March 24, 2014.

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

As part of its ongoing business and operations, the Company and its affiliates are required to provide surety bonds, bank letters of credit and bank guarantees as financial support for various purposes, including environmental reclamation, exploration permitting, workers compensation programs and other general corporate purposes. At September 30, 2014 and December 31, 2013, there were $1,737 and $1,807, respectively, of outstanding letters of credit, surety bonds and bank guarantees. The surety bonds, letters of credit and bank guarantees reflect fair value as a condition of their underlying purpose and are subject to fees competitively determined in the market place. The obligations associated with these instruments are generally related to performance requirements that the Company addresses through its ongoing operations. As the specific requirements are met, the beneficiary of the associated instrument cancels and/or returns the instrument to the issuing entity. Certain of these instruments are associated with operating sites with long-lived assets and will remain outstanding until closure. Generally, bonding requirements associated with environmental regulation are becoming more restrictive. However, the Company believes it is in compliance with all applicable bonding obligations and will be able to satisfy future bonding requirements through existing or alternative means, as they arise.

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

The following discussion provides information that management believes is relevant to an assessment and understanding of the consolidated financial condition and results of operations of Newmont Mining Corporation and its subsidiaries (collectively, “Newmont,” the “Company,” “our” and “we”). We use certain non-GAAP financial measures in our MD&A. For a detailed description of each of the non-GAAP financial measures used in this MD&A, please see the discussion under “Non-GAAP Financial Measures” beginning on page 60. References to “A$” refer to Australian currency, “C$” to Canadian currency and “NZ$” to New Zealand currency.

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

Overview

Newmont is one of the world’s largest gold producers and is the only gold company included in the S&P 500 Index and Fortune 500. We have been included in the Dow Jones Sustainability Index-World for eight consecutive years and have adopted the World Gold Council’s Conflict-Free Gold Policy. We are also engaged in the exploration for and acquisition of gold and copper properties. We have significant operations and/or assets in the United States, Australia, Peru, Indonesia, Ghana, Mexico, Suriname and New Zealand.

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

Third quarter 2014 highlights are included below and discussed further in Results of Consolidated Operations.

Operating highlights

—	Sales of $1,746 and $5,275 for the third quarter and first nine months of 2014;
—

Average realized gold and copper prices of $1,270 per ounce and $2.71 per pound, respectively, for the third quarter and $1,282 per ounce and $2.75 per pound, respectively, for first nine months of 2014;

—	Consolidated gold production of 1,251,000 ounces (1,152,000 attributable ounces) for the third quarter of 2014, at Costs applicable to sales of $705 per ounce;
—	Consolidated gold production of 3,842,000 ounces (3,584,000 attributable ounces) for the first nine months of 2014, at Costs applicable to sales of $733 per ounce;
—	Consolidated copper production of 34 million pounds (30 million attributable pounds) for the third quarter of 2014, at Costs applicable to sales of $5.73 per pound;
—	Consolidated copper production of 173 million pounds (128 million attributable pounds) for the first nine months of 2014, at Costs applicable to sales of $3.75 per pound;
—	Gold operating margin (see “Non-GAAP Financial Measures” on page 60) of $565 and $549 per ounce for the third quarter and first nine months of 2014, respectively.

Our global project pipeline.

We manage our wider project portfolio to maintain flexibility to address the development risks associated with our projects including permitting, local community and government support, engineering and procurement availability, technical issues, escalating costs and other associated risks that could adversely impact the timing and costs of certain opportunities.

Projects included in our global pipeline comprise an important part of the Company’s growth strategy and reflect opportunities throughout the development cycle.  The most advanced projects, including early stage development and projects in or near the Execution phase are described below.  The exploration, construction and execution of these projects may require significant funding to complete.

Turf Vent Shaft, Nevada. The Turf No. 3 Vent Shaft Project is in the construction phase and is planned to achieve commercial production in late 2015 and is expected to add between 100,000 and 150,000 ounces of production annually. Capital costs for the project are estimated at approximately $400. The Turf No. 3 Vent Shaft project provides the ventilation required to increase production, and decrease mine costs over the 11 year mine life at greater Leeville.

Merian, Suriname. On July 29, 2014 the Board of Directors of Newmont approved full funding for the Merian project in Suriname and construction mobilization began in August 2014.  Following the project approval by Newmont, the Government of Suriname granted the Right of Exploitation on August 22, 2014.  The government of Suriname has until December 2014 to exercise the option to purchase a 25% equity ownership in Merian, which, if exercised, will bring Newmont’s ownership to 75%. The project allows Newmont to pursue a new district with upside potential and the opportunity to grow and extend the operating life of the South American region. Average life of mine estimated gold production (on a 100% basis) of 300,000 to 400,000 ounces per year is expected, once Merian comes into production in late 2016. Total capital spend on the project is expected to range from $900 to $1,000 on a 100% ownership basis. At December 31, 2013, gold Reserves at Merian contained 119,000 thousand tons of Probable Reserves, grading 0.035 ounces per ton for 4.2 million ounces on a 100% ownership basis.

Waihi Correnso, New Zealand.  Waihi Correnso is in the construction phase and is planned to achieve commercial production in 2015. Total capital costs to complete the project are estimated at approximately $30 to $35. The project is an extension of the operating Favona, Moonlight and Trio underground mines and will leverage the existing surface and processing infrastructure. The Correnso deposit is a conventional high grade vein, and offers upside resource potential in and around Correnso.

Conga, Peru. Due to local political and community protests, construction and development activities at the Conga project were largely suspended in November 2011. The results of the Peruvian Central Government initiated Environmental Impact Assessment (“EIA”) independent review were announced on April 20, 2012 and confirmed our initial EIA met Peruvian and International standards. The review made recommendations to provide additional water capacity and social funds, which we have largely accepted. We announced our decision to move the project forward on a “water first” approach on June 22, 2012. We anticipate spending in 2014 to be approximately $65, focusing on building access roads and permitting work around the Perol water reservoir, and gaining further social acceptance for the project. Total property, plant and mine development was $1,619 at September 30, 2014. At December 31, 2013 we reported 303,400 thousand tons of Probable Reserves, grading 0.021 ounces per ton for 6.4 million attributable ounces of gold Reserves and 0.28% copper for 1,690 million attributable pounds of copper Reserves at Conga. Construction of Conga and the implementation of the independent EIA review recommendations will continue provided it can be done in a safe manner with risk-adjusted returns that justify future investment. Should we be unable to continue with the current development plan at Conga, we may reprioritize and reallocate capital to other alternatives, which may result in a potential accounting impairment. See Item1A, Risk Factors in Newmont’s Annual Report on Form 10-K for the year ended December 31, 2013 filed February 20, 2014 for a description of political risks related to the project’s development.

Long Canyon, Nevada. The project is in the definition stage of development and we continue to develop our understanding of Long Canyon and the district. We have submitted the Plan-of-Operations to the Bureau of Land Management in support of our Environmental Impact Statement (“EIS”) and continue to progress the exploration program. At December 31, 2013, we reported 15,700 thousand tons of Probable Reserves, grading 0.065 ounce per ton for 1.0 million attributable ounces of gold Reserves at Long Canyon. The definition stage engineering and permitting is on track to be completed by the end of 2014 and we anticipate an investment decision in early 2015.

Tanami Production Expansion, Australia.  The goal of the Tanami Production Expansion project is to increase production and lower All-in-sustaining-cost per ounce of the mine. Incremental improvements are driven by bringing ounces forward, mining additional ounces at depth and leveraging the fixed costs of the mine and processing facilities. The scope for this project includes a ventilation upgrade, additional mining equipment, a second mine access (Dual Access) and increasing process plant capacity. An investment decision is expected in early 2015.

Subika Underground, Ghana. Subika Underground is in the confirmation stage of development as work continues to optimize the mine plan and reduce costs. The project is expected to produce approximately 200,000 ounces of gold per year and an investment decision is expected in late 2015 or 2016.

Ahafo Mill Expansion, Ghana. We continue to evaluate development alternatives for this project. Current engineering efforts are focused on reducing the scale of the project. The potential improved economics and feasibility of the project will be assessed, and the project considered for an investment decision in the second half of 2015.

Selected Financial and Operating Results

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Sales	$1,746	$2,020	$5,275	$6,226
Income (loss) from continuing operations	$72	$415	$284	$(1,576)
Net income (loss)	$75	$394	$268	$(1,523)
Net income (loss) attributable to Newmont stockholders	$213	$398	$493	$(1,347)
Per common share, basic:
Income (loss) from continuing operations attributable to Newmont stockholders	$0.42	$0.84	$1.02	$(2.82)
Net income (loss) attributable to Newmont stockholders	$0.43	$0.80	$0.99	$(2.71)
Adjusted net income (loss) (1)	$249	$217	$459	$480
Adjusted net income (loss) per share (1)	$0.50	$0.44	$0.92	$0.97
Consolidated gold ounces (thousands)
Produced	1,251	1,382	3,842	3,949
Sold (2)	1,267	1,365	3,814	3,948
Consolidated copper pounds (millions)
Produced	34	62	173	190
Sold	51	70	141	181
Average price received, net:
Gold (per ounce)	$1,270	$1,322	$1,282	$1,442
Copper (per pound)	$2.71	$3.10	$2.75	$2.95
Consolidated costs applicable to sales: (3)
Gold (per ounce)	$705	$668	$733	$774
Copper (per pound)	$5.73	$2.41	$3.75	$4.23
Operating margin: (1)
Gold (per ounce)	$565	$654	$549	$668
Copper (per pound)	$(3.02)	$0.69	$(1.00)	$(1.28)
(1)	See “Non-GAAP Financial Measures” on page 60.
(2)	Excludes development ounces.
(3)	Excludes Depreciation and amortization and Reclamation and remediation.

Consolidated Financial Results

Net income (loss) attributable to Newmont stockholders for the third quarter of 2014 was $213 ($0.43 per share) compared to income of $398 ($0.80 per share) for the third quarter of 2013. Results for the third quarter of 2014 compared to the third quarter of 2013 were impacted by stockpile inventory adjustments triggered by increased future costs as a result of the Memorandum of Understanding (“MoU”) with the Government of Indonesia at Batu Hijau, lower realized gold prices and the inability to export concentrate in Indonesia partially offset by a favorable deferred tax settlement in the current quarter. Net income (loss) attributable to Newmont stockholders for the first nine months of 2014 was $493 ($0.99 per share) compared to a loss of $1,347 ($(2.71) per share) for the first nine months of 2013. Results for the first nine months of 2014 compared to the same period in 2013 were impacted by lower asset impairments, inventory adjustments due to decreases in metal prices during the second quarter of 2013, partially offset by lower realized gold prices and the inability to export concentrate in Indonesia.

Gold Sales decreased 11% and 14% in the third quarter and first nine months of 2014, respectively, as compared to the same periods in 2013 due to lower sales volumes as a result of current year divestitures, and lower realized prices. The following analysis summarizes consolidated gold sales:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Consolidated gold sales:
Gross before provisional pricing	$1,622	$1,815	$4,906	$5,733
Provisional pricing mark-to-market	(7)	9	(2)	(13)
Gross after provisional pricing	1,615	1,824	4,904	5,720
Treatment and refining charges	(8)	(19)	(17)	(28)
Net	$1,607	$1,805	$4,887	$5,692
Consolidated gold ounces sold (thousands):	1,267	1,365	3,814	3,948
Average realized gold price (per ounce):
Gross before provisional pricing	$1,280	$1,330	$1,286	$1,452
Provisional pricing mark-to-market	(5)	6	-	(4)
Gross after provisional pricing	1,275	1,336	1,286	1,448
Treatment and refining charges	(5)	(14)	(4)	(6)
Net	$1,270	$1,322	$1,282	$1,442

The change in consolidated gold sales is due to:

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2014 vs. 2013	2014 vs. 2013
Change in consolidated ounces sold	$(131)	$(194)
Change in average realized gold price	(78)	(622)
Change in treatment and refining charges	11	11
	$(198)	$(805)

Copper Sales decreased 35% and 27% in the third quarter and first nine months of 2014, respectively, as compared to the same period in 2013 due to lower copper pounds sold, primarily related to the export issues at Batu Hijau and lower realized prices. The following analysis summarizes consolidated copper sales:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Consolidated copper sales:
Gross before provisional pricing	$160	$219	$443	$592
Provisional pricing mark-to-market	(4)	16	(15)	(9)
Gross after provisional pricing	156	235	428	583
Treatment and refining charges	(17)	(20)	(40)	(49)
Net	$139	$215	$388	$534
Consolidated copper pounds sold (millions):	51	70	141	181
Average realized copper price (per pound):
Gross before provisional pricing	$3.13	$3.16	$3.13	$3.30
Provisional pricing mark-to-market	(0.08)	0.25	(0.11)	(0.06)
Gross after provisional pricing	3.05	3.41	3.02	3.24
Treatment and refining charges	(0.34)	(0.31)	(0.27)	(0.29)
Net	$2.71	$3.10	$2.75	$2.95

The change in consolidated copper sales is due to:

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2014 vs. 2013	2014 vs. 2013
Change in consolidated pounds sold	$(61)	$(125)
Change in average realized copper price	(18)	(30)
Change in treatment and refining charges	3	9
	$(76)	$(146)

The following is a summary of consolidated gold and copper sales, net:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Gold
North America:
Carlin	$304	$352	$865	$993
Phoenix	78	109	220	242
Twin Creeks	116	157	373	511
La Herradura	58	70	148	231
	556	688	1,606	1,977
South America:
Yanacocha	314	346	819	1,221

Australia/New Zealand:
Boddington	201	204	611	782
Tanami	100	132	324	313
Jundee	2	89	181	318
Waihi	47	30	132	114
Kalgoorlie	102	106	316	336
	452	561	1,564	1,863
Indonesia:
Batu Hijau	9	16	27	42

Africa:
Ahafo	138	194	435	589
Akyem	138	-	436	-
	276	194	871	589
	1,607	1,805	4,887	5,692
Copper
North America:
Phoenix	34	37	105	73
Australia/New Zealand:
Boddington	44	42	121	156
Indonesia:
Batu Hijau	61	136	162	305
	139	215	388	534
	$1,746	$2,020	$5,275	$6,226

Costs applicable to sales includes a 16% and 11% reduction in direct operating costs in the third quarter and first nine months of 2014, respectively, compared to the same periods in 2013. This reduction in direct operating costs is partially offset by the addition of Akyem which reached commercial production in the fourth quarter of 2013. Costs applicable to sales for gold decreased in the third quarter and first nine months of 2014 compared to the same periods in 2013 due to the direct operating cost reductions mentioned above and the impact of stockpile inventory adjustments due to decreased metal prices during the second quarter of 2013. Costs applicable to sales for copper increased in the third quarter compared to the same period in 2013 due to stockpile inventory adjustments triggered by increased future costs as a result of the MoU with the Government of Indonesia at Batu Hijau, partially offset by the aforementioned reduction in direct operating costs. Costs applicable to sales for the first nine months decreased compared to the same period in 2013 due to stockpile inventory adjustments due to decreased metal prices during the second quarter of 2013 and the reduction of direct operating costs discussed above. For a complete discussion regarding variations in operations, see Results of Consolidated Operations below.

Depreciation and amortization in the third quarter of 2014 increased compared to the same period in 2013 due to stockpile inventory adjustments triggered by increased future costs as a result of the MoU with the Government of Indonesia at Batu Hijau, partially offset from the sale of Jundee. Depreciation and amortization in the first nine months of 2014 decreased compared to the same period in 2013 due to inventory adjustments due to decreased metal prices during the second quarter of 2013 and from the sale of Jundee in the third quarter of 2014.

The following is a summary of Costs applicable to sales and Depreciation and amortization:

	Costs Applicable		Depreciation and		Costs Applicable		Depreciation and
	to Sales		Amortization		to Sales		Amortization
	Three Months Ended		Three Months Ended		Nine Months Ended		Nine Months Ended
	September 30,		September 30,		September 30,		September 30,
	2014	2013	2014	2013	2014	2013	2014	2013
Gold
North America:
Carlin	$206	$165	$40	$30	$607	$513	$118	$89
Phoenix	47	47	9	8	116	125	23	23
Twin Creeks	43	61	7	18	147	193	27	58
La Herradura	44	40	10	9	86	122	28	22
	340	313	66	65	956	953	196	192
South America:
Yanacocha	125	159	74	87	530	520	259	254

Australia/New Zealand:
Boddington	150	152	26	28	425	578	75	129
Tanami	67	64	17	22	185	203	52	55
Jundee	-	49	-	23	85	154	34	60
Waihi	20	21	7	6	58	74	19	22
Kalgoorlie	71	68	4	5	213	266	14	18
	308	354	54	84	966	1,275	194	284
Indonesia:
Batu Hijau	26	11	8	3	43	81	13	18

Africa:
Ahafo	56	75	13	19	182	226	46	56
Akyem	38	-	20	-	120	-	62	-
	94	75	33	19	302	226	108	56
	893	912	235	258	2,797	3,055	770	804

Copper
North America:
Phoenix	25	15	4	3	81	41	12	8
Australia/New Zealand:
Boddington	40	29	6	5	112	139	18	29
Indonesia:
Batu Hijau	227	122	64	24	338	582	94	114
	292	166	74	32	531	762	124	151

Other
Corporate and other	-	-	9	9	-	-	28	26
	-	-	9	9	-	-	28	26
	$1,185	$1,078	$318	$299	$3,328	$3,817	$922	$981

Exploration expense decreased $16 and $76 in the third quarter and first nine months of 2014, respectively, compared to the same periods of 2013 due to decreases in both brownfields and greenfields expenditures in all our regions.

Advanced projects, research and development expense decreased $31 and $45 in the third quarter and first nine months of 2014, respectively, compared to the same periods of 2013 due to deferment of various studies, to reductions in project and technical services costs, and the decision to advance the Merian project to execution.

General and administrative expense decreased by $3 and $20 for the third quarter and first nine months of 2014, respectively, compared to the same periods of 2013 due primarily to lower labor costs.

Write-downs totaled $5 and $18 for the three and nine months ended September 30, 2014, and $3 and $2,265 for the three and nine months ended September 30, 2013, respectively. The 2014 year-to-date write-downs are primarily related to non-essential equipment in Carlin, Phoenix and Other South America. The 2013 write-downs were primarily related to Boddington and Tanami and caused by an interim impairment assessment necessitated by a decrease in the Company’s long-term gold and copper price assumptions during the second quarter to $1,400 per ounce and $3.00 per pound, respectively, and rising operating costs.

Other expense, net decreased by $26 in the third quarter of 2014 compared to the third quarter of 2013 mainly due to lower community development. Other expense, net decreased by $99 in the first nine months of 2014 compared to the first nine months of 2013 mainly due to lower community development, restructuring expenses, and transaction costs related to TMAC that occurred in the first quarter of 2013.

Other income, net decreased by $211 in the third quarter of 2014 compared to the third quarter of 2013 and decreased by $238 in the first nine months of 2014 compared to the first nine months of 2013 due to a gain on the sale of the Canadian Oil Sands investment in the third quarter of 2013 and lower dividends as a result of that sale and lower foreign exchange gains in the current year, partially offset by a gain on asset sales.  Gains were recorded on the sale of Midas in the first quarter of 2014 and the sale of Jundee and McCoy Cove, a non-operating property in Nevada, in the third quarter of 2014.

Interest expense, net increased by $13 and $65 for the third quarter and first nine months of 2014, respectively, compared to the same periods in 2013 due to decreased capitalized interest. Capitalized interest decreased by $14 and $66 in the third quarter and first nine months of 2014, respectively, compared to the same periods in 2013 from capital projects being completed at Akyem and Phoenix copper leach.

Income and mining tax expenses during the third quarter of 2014 resulted in an estimated benefit of $47, for an effective tax rate of (188)% The negative tax rate is the result of recording a tax benefit on net earnings for the period. Estimated income and mining tax expense during the third quarter of 2013 was $161 for an effective tax rate of 28%. The Company’s effective tax rate is driven by a number of factors as illustrated in the table below. The percentage impact of these items is exaggerated during the current quarter due to the lower pretax income. The rate for the third quarter 2014 compared to 2013 is also shown below and differs primarily due to a net reduction in the Company’s valuation allowance in 2014 from an overall decrease in the Company’s tax credits (due to tax refunds, reduction in estimated foreign taxes for the current year, settlements of income tax audits, and impact of Jundee sale) partially offset by an increase from stockpile inventory adjustments at Batu Hijau. In addition to the changes in valuation allowance, the Company’s effective tax rate for the current quarter is favorably influenced by a larger impact from percentage depletion due to the jurisdictional mix of the Company’s income.

	Three Months Ended September 30,
	2014		2013		Variance

Income (loss) before income and mining tax and other items		$25		$575

Tax at statutory rate	35%	$9	35%	$201
Reconciling items:
Percentage depletion	(152)%	(38)	(1)%	(6)	(151)%
Change in valuation allowance on deferred tax assets	(124)%	(31)	1%	7	(125)%
Tax planning on sale of Canadian Oil Sands and Canadian capital gains	-	-	(11)%	(61)	11%
Mining and other taxes	24%	6	2%	11	22%
Tax impact on Jundee Sale	32%	8	-	-	32%
Effect of foreign earnings, net of credits	-	-	2%	9	(2)%
Other	(3)%	(1)	-	-	(3)%
Income and mining tax expense (benefit)	(188)%	$(47)	28%	$161	(216)%

During the first nine months of 2014, the estimated income and mining tax benefit was $22, resulting in an effective tax rate of (9)%. The negative rate is the result of recording a tax benefit on net earnings for the period. Estimated income and mining tax expense during the first nine months of 2013 was $54 for an effective tax rate of (3)%. The negative rate is the result of recording tax expense on the net loss for the period. The Company’s effective tax rate is driven by a number of factors as illustrated in the table below. The rate for the first nine months 2014 compared to 2013 is also shown below and differs largely due to changes in valuation allowances (releases in the current year due to tax refunds, settlement of audits, etc. versus increases in the prior year due to asset impairments) and the overall impact of percentage depletion due to the jurisdictional mix of the Company’s income.

	Nine Months Ended September 30,
	2014		2013		Variance

Income (loss) before income and mining tax and other items		$260		$(1,516)

Tax at statutory rate	35%	$91	35%	$(531)
Reconciling items:
Percentage depletion	(25)%	(66)	7%	(99)	(32)%
Change in valuation allowance on deferred tax assets	(36)%	(93)	(46)%	698	10%
Tax planning on sale of Canadian Oil Sands and Canadian capital gains	-	-	4%	(61)	(4)%
Mining and other Taxes	5%	14	(3)%	47	8%
Disallowed loss on Midas Sale	5%	13	-	-	5%
Tax impact on Jundee Sale	3%	8	-	-	3%
Effect of foreign earnings, net of credits	3%	8	(3)%	48	6%
Other	1%	3	3%	(48)	(2)%
Income and mining tax expense (benefit)	(9)%	$(22)	(3)%	$54	(6)%

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

There are a number of factors that can potentially impact the Company’s effective tax, including the geographic distribution of income, the non-recognition of tax assets, percentage depletion, changes in tax laws, and the impact of specific transactions and assessments. For a complete discussion of the factors that influence our effective tax rate, see Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations for the year ended December 31, 2013 filed June 13, 2014 on Form 8-K.

Due to the factors discussed above and the sensitivity of the Company’s income tax expense and effective tax rate to these factors, it is expected that the effective tax rate will fluctuate, sometimes significantly, in future periods.

Net income (loss) attributable to noncontrolling interests in the third quarter and first nine months of 2014 was a loss of $138 and $225, respectively, compared to a loss of $4 and $176 in the same periods of 2013, respectively.  The increased loss is a result of decreased earnings at Batu Hijau and Minera Yanacocha as well as an increase in noncontrolling interests related to the TMAC share sale in April 2014.

Income (loss) from discontinued operations includes a decrease in the Holt property royalty liability as of September 30, 2014. During the third quarter and first nine months of 2014, the Company recorded a benefit of $3 and charge of $16, net of tax expense of $2 and benefit of $7, respectively. During the third quarter of 2013, the Company recorded a charge of $21 and a benefit of $53, net of tax benefit of $10 and expense of $24, respectively. Due to the nature of the sliding scale royalty calculation, changes in expected production, discount rates and gold price have a significant impact on the fair value of the liability.

Results of Consolidated Operations

	Gold or Copper Produced		Costs Applicable to Sales (1)		Depreciation and Amortization		All-In Sustaining Costs (3)
	2014	2013	2014	2013	2014	2013	2014	2013
Three Months Ended September 30,
Gold	(ounces in thousands)		($ per ounce)		($ per ounce)		($ per ounce)
North America	428	520	$773	$590	$151	$123	$1,030	$842
South America	250	256	507	610	301	333	778	1,088
Australia / New Zealand	358	453	862	854	149	202	1,070	1,058
Indonesia	2	9	2,869	846	819	189	3,556	1,286
Africa	213	144	436	513	152	129	549	781
Total/Weighted-Average	1,251	1,382	$705	$668	$185	$188	$995	$1,018
Attributable to Newmont (2)(3)	1,154	1,284

Copper	(pounds in millions)		($ per pound)		($ per pound)		($ per pound)
North America	11	8	$2.13	$1.35	$0.35	$0.23	$2.73	$1.75
Australia/New Zealand	16	15	2.47	2.23	0.38	0.38	2.94	2.71
Indonesia	7	39	9.81	2.74	2.76	0.55	11.17	3.82
Total/Weighted-Average	34	62	$5.73	$2.41	$1.46	$0.47	$6.61	$3.24
Attributable to Newmont	30	42

Copper	(tonnes in thousands)
North America	5	4
Australia/New Zealand	7	7
Indonesia	3	18
Total/Weighted-Average	15	29
Attributable to Newmont	13	20

	Gold or Copper Produced		Costs Applicable to Sales (1)		Depreciation and Amortization		All-In Sustaining Costs (3)
	2014	2013	2014	2013	2014	2013	2014	2013
Nine Months Ended September 30,
Gold	(ounces in thousands)		($ per ounce)		($ per ounce)		($ per ounce)
North America	1,235	1,394	$760	$684	$157	$138	$1,007	$980
South America	648	833	830	621	406	304	1,159	970
Australia/New Zealand	1,251	1,278	794	995	159	221	974	1,207
Indonesia	33	36	1,827	2,487	532	541	2,458	3,121
Africa	675	408	444	554	159	137	619	971
Total/Weighted-Average	3,842	3,949	$733	$774	$202	$203	$1,031	$1,140
Attributable to Newmont (3)(4)	3,584	3,617

Copper	(pounds in millions)		($ per pound)		($ per pound)		($ per pound)
North America	35	25	$2.28	$1.74	$0.35	$0.33	$2.83	$2.25
Australia/New Zealand	50	50	2.51	2.65	0.40	0.55	3.18	3.21
Indonesia	88	115	5.50	5.60	1.52	1.10	7.00	6.91
Total/Weighted-Average	173	190	$3.75	$4.23	$0.88	$0.84	$4.74	$5.21
Attributable to Newmont	128	131

Copper	(tonnes in thousands)
North America	16	11
Australia/New Zealand	23	23
Indonesia	40	52
Total/Weighted-Average	79	86
Attributable to Newmont	58	59

(1)	Excludes Depreciation and amortization and Reclamation and remediation.
(2)	Includes 8 and 17 attributable ounces in 2014 and 2013, respectively, from our interest in La Zanja and 18 and 14 attributable ounces in 2014 and 2013, respectively, from our interest in Duketon.
(3)	All-In Sustaining Costs is a non-GAAP financial measure. See page 60 for a reconciliation.
(4)	Includes 31 and 49 attributable ounces in 2014 and 2013, respectively, from our interest in La Zanja and 43 and 43 attributable ounces in 2014 and 2013, respectively, from our interest in Duketon.

Third quarter 2014 compared to 2013

Consolidated gold production decreased 9% due to planned lower production across our regions partially offset by higher production from Africa. Consolidated copper production decreased 45% due to lower production from Batu Hijau related to the export issue partially offset by production from the Phoenix copper leach facility that reached commercial production in the fourth quarter of 2013.

Costs applicable to sales per consolidated gold ounce sold increased 6% due to planned North America stripping campaigns at Gold Quarry and stockpile inventory adjustment triggered by increased future costs as a result of the MoU with the Government of Indonesia at Batu Hijau, partially offset by lower direct operating costs. Costs applicable to sales per consolidated copper pound increased 138% due to stockpile inventory adjustments triggered by increased future costs as a result of the MoU with the Government of Indonesia at Batu Hijau and lower production volume due to the export issue at Batu Hijau.

Depreciation and amortization decreased 2% per consolidated gold ounce sold due to lower stockpile and leach pad inventory adjustments partially offset by higher asset retirement costs at Yanacocha. Depreciation and amortization increased 211% per copper pound due to increased future costs as a result of the stockpile inventory adjustment triggered by increased future costs as a result of the MoU with the Government of Indonesia at Batu Hijau and lower production volume due to the export issue at Batu Hijau.

First nine months 2014 compared to 2013

Consolidated gold production decreased 3% from lower production at North America and South America partially offset by higher production from Africa related to Akyem. Consolidated copper production decreased 9% due primarily to the export issue at Batu Hijau.

Costs applicable to sales per consolidated gold ounce sold decreased 5% due to reduced direct operating costs as a result of Full Potential projects and low cost production from Akyem. Costs applicable to sales per consolidated copper pound sold decreased 11% due to the inventory adjustments due to a decrease in metal prices during the second quarter of 2013.

Depreciation and amortization per consolidated gold ounce sold was essentially in line with prior year. Depreciation and amortization increased 5% per consolidated copper pound sold due to increased future costs as a result of the MoU with the Government of Indonesia at Batu Hijau.

North America Operations

	Gold or Copper Produced		Costs Applicable to Sales (1)		Depreciation and Amortization		All-In Sustaining Costs (4)
	2014	2013	2014	2013	2014	2013	2014	2013
Three Months Ended September 30,
Gold	(ounces in thousands)		($ per ounce)		($ per ounce)		($ per ounce)
Carlin	236	280	$865	$603	$170	$112	$1,081	$832
Phoenix	56	62	734	568	136	94	892	735
Twin Creeks	89	126	478	502	76	147	778	618
La Herradura (2)	47	52	932	765	218	166	1,170	1,192
Total/Weighted-Average	428	520	$773	$590	$151	$123	$1,030	$842

Copper	(pounds in millions)		($ per pound)		($ per pound)		($ per pound)
Phoenix	11	8	$2.13	$1.35	$0.35	$0.23	$2.73	$1.75
	(tonnes in thousands)
Phoenix	5	4

	Gold or Copper Produced		Costs Applicable to Sales (1)		Depreciation and Amortization		All-In Sustaining Costs (4)
	2014	2013	2014	2013	2014	2013	2014	2013
Nine Months Ended September 30,
Gold	(ounces in thousands)		($ per ounce)		($ per ounce)		($ per ounce)
Carlin	674	714	$900	$727	$176	$126	$1,082	$970
Phoenix	161	178	657	691	131	127	808	873
Twin Creeks	279	341	508	560	93	170	834	724
La Herradura (2)(3)	121	161	736	755	243	134	1,009	1,335
Total/Weighted-Average	1,235	1,394	$760	$684	$157	$138	$1,007	$980

Copper	(pounds in millions)		($ per pound)		($ per pound)		($ per pound)
Phoenix	35	25	$2.28	$1.74	$0.35	$0.33	$2.83	$2.25
	(tonnes in thousands)
Phoenix	16	11
(1)	Excludes Depreciation and amortization and Reclamation and remediation.
(2)	Our proportionate 44% share.
(3)	Includes 4 development ounces from the newly constructed mill at La Herradura in 2014.
(4)	All-In Sustaining Costs is a non-GAAP financial measure. See page 60 for a reconciliation.

Third quarter 2014 compared to 2013

Carlin, USA. Gold ounces produced decreased 16% due primarily to planned stripping campaigns and lower developments rates at Leeville. Mill 6 throughput and Mill 5 recovery were positively impacted by the Full Potential projects. Costs applicable to sales per ounce increased 43% due to planned stripping at Gold Quarry and the Carlin North Area partially offset by lower direct operating costs. Lower direct operating costs were positively impacted by Full Potential projects that lowered contract haulage costs, which optimized the haul road distances and reduced leach pad consumables. Depreciation and amortization per ounce increased 52% due to costs related to the ongoing stripping campaign.

Phoenix, USA. Gold ounces produced decreased 10% due to lower mill throughput as a result of harder ore and planned lower grades mined partially offset by higher recoveries. Copper pounds produced increased 38% due to production from the Phoenix Copper Leach facility which was completed in the fourth quarter of 2013. Costs applicable to sales per ounce increased 29% due to lower ounces sold, lower by-product credits and slightly higher operating costs. Costs applicable to sales per pound increased 58% due to lower copper mill grades mined, lower by-product credits as well as a higher allocation of costs to copper. Depreciation and amortization increased 45% per ounce and increased 52% per pound due to lower gold production and the amortization of the copper leach facility.

Twin Creeks, USA. Gold ounces produced decreased 29% due to lower production following the sale of Midas as well as a planned stripping campaign. Costs applicable to sales per ounce decreased 5% due to the sale of Midas. Depreciation and amortization per ounce decreased 48% due to the Midas sale.

La Herradura, Mexico. Gold production decreased 10% due to the timing of leach recoveries as the mine ramps back up to full production following the receipt of the explosives permit. Costs applicable to sales per ounce increased 22% due to lower leach production. Depreciation and amortization per ounce increased 31% due to the new mill and additional mining equipment as well as lower production. On October 6, 2014, we completed the sale of our 44% interest in La Herradura.

First nine months 2014 compared to 2013

Carlin, USA. Gold ounces produced decreased 6% due primarily to planned stripping campaigns and lower development rates at Leeville, partially offset by higher Mill 6 throughput and higher Mill 5 recovery as a result of Full Potential projects. Costs applicable to sales per ounce increased 24% due to planned stripping at Gold Quarry and the Carlin North Area partially offset by lower direct operating costs. Lower direct operating costs were positively impacted by Full Potential projects that lowered contract haulage costs, which optimized the haul road distances and reduced leach pad consumables. Depreciation and amortization per ounce increased 40% due to costs related to the ongoing stripping campaign.

Phoenix, USA. Gold ounces produced decreased 10% due to lower mill throughput as a result of harder ore and planned lower grades mined, partially offset by higher recoveries. Copper pounds produced increased 40% due to production from the Phoenix Copper Leach facility which was completed in the fourth quarter of 2013. Costs applicable to sales per ounce decreased 5% due to higher allocation of costs to copper. Costs applicable to sales per pound increased 31% due to lower copper mill grades mined, lower by-product credits as well as a higher allocation of costs. Depreciation and amortization increased 3% per ounce and increased 6% per pound due to lower gold production and the amortization of the copper leach facility.

Twin Creeks, USA. Gold ounces produced decreased 18% due to lower production following the sale of Midas as well as a planned stripping campaign. Costs applicable to sales per ounce decreased 9% due to the sale of Midas. Depreciation and amortization per ounce decreased 45% due to the Midas sale.

La Herradura, Mexico. Gold production decreased 25% due to the timing of leach recoveries as the mine ramps back up to full production following the receipt of the explosives permit. Costs applicable to sales per ounce decreased 3% due to lower leach production. Depreciation and amortization per ounce increased 81% due to the new mill and additional mining equipment as well as lower production. On October 6, 2014, we completed the sale of our 44% interest in La Herradura.

South America Operations

	Gold Ounces Produced		Costs Applicable to Sales (1)		Depreciation and Amortization		All-In Sustaining Costs (2)
	2014	2013	2014	2013	2014	2013	2014	2013
Three Months Ended September 30,	(in thousands)		($ per ounce)		($ per ounce)		($ per ounce)
Yanacocha	250	256	$507	$610	$301	$333	$738	$1,015
Attributable to Newmont:
Yanacocha (51.35%)	128	131
La Zanja (46.94%)	8	17
	136	148

	Gold Ounces Produced		Costs Applicable to Sales (1)		Depreciation and Amortization		All-In Sustaining Costs (2)
	2014	2013	2014	2013	2014	2013	2014	2013
Nine Months Ended September 30,	(in thousands)		($ per ounce)		($ per ounce)		($ per ounce)
Yanacocha	648	833	$830	$621	$406	$304	$1,116	$941
Attributable to Newmont:
Yanacocha (51.35%)	333	428
La Zanja (46.94%)	31	49
	364	477
(1)	Excludes Depreciation and amortization and Reclamation and remediation.
(2)	All-In Sustaining Costs is a non-GAAP financial measure. See page 60 for a reconciliation.

Third quarter 2014 compared to 2013

Yanacocha, Peru. Gold production decreased 2% due primarily to lower leach production as a result of prior year stripping, mainly offset by higher mill production from higher grade ore at Tapado Oeste. Costs applicable to sales per ounce decreased 17% due to lower direct operating costs and higher ore tons allocated to stockpiles.  Depreciation and amortization per ounce decreased 10% due to higher ore tons allocated to stockpiles.

First nine months 2014 compared to 2013

Yanacocha, Peru. Gold production decreased 22% due primarily to lower leach production from lower beginning ore on leach pads and lower grade ore milled through the first half of 2014. Yanacocha completed a stripping campaign at the end of the second quarter which will result in higher production in the second half of 2014. Costs applicable to sales per ounce increased 34% due to lower production partially offset by lower direct operating costs as a result of Full Potential projects that increased haul efficiency including fuel and tire savings. Depreciation and amortization per ounce increased 34% due to higher asset retirement costs, and lower ounces sold.

Australia/New Zealand Operations

	Gold or Copper Produced		Costs Applicable to Sales (1)		Depreciation and Amortization		All-In Sustaining Costs (3)
	2014	2013	2014	2013	2014	2013	2014	2013
Three Months Ended September 30,
Gold	(ounces in thousands)		($ per ounce)		($ per ounce)		($ per ounce)
Boddington	165	178	$935	$1,031	$158	$190	$1,050	$1,204
Tanami	72	100	855	658	216	223	1,179	948
Jundee	-	67	154	718	202	340	-	910
Waihi	39	26	548	995	180	310	667	1,045
KCGM	82	82	874	846	53	54	1,062	950
Total/Weighted-Average	358	453	$862	$854	$149	$202	$1,070	$1,058
Attributable to Newmont (2)	376	468

Copper	(pounds in millions)		($ per pound)		($ per pound)		($ per pound)
Boddington	16	15	$2.47	$2.23	$0.38	$0.38	$2.94	$2.71
	(tonnes in thousands)
Boddington	7	7

	Gold or Copper Produced		Costs Applicable to Sales (1)		Depreciation and Amortization		All-In Sustaining Costs (3)
	2014	2013	2014	2013	2014	2013	2014	2013
Nine Months Ended September 30,
Gold	(ounces in thousands)		($ per ounce)		($ per ounce)		($ per ounce)
Boddington	507	525	$894	$1,071	$157	$240	$1,025	$1,213
Tanami	251	222	734	931	206	250	1,016	1,284
Jundee	138	217	610	714	243	275	771	949
Waihi	106	81	567	965	181	290	647	1,130
KCGM	249	233	860	1,149	57	77	964	1,229
Total/Weighted-Average	1,251	1,278	$794	$995	$159	$221	$974	$1,207
Attributable to Newmont (2)	1,294	1,321

Copper	(pounds in millions)		($ per pound)		($ per pound)		($ per pound)
Boddington	50	50	$2.51	$2.65	$0.40	$0.55	$3.18	$3.21
	(tonnes in thousands)
Boddington	23	23
(1)	Excludes Depreciation and amortization and Reclamation and remediation.
(2)

Includes 18 and 14 attributable ounces in the third quarter 2014 and 2013, respectively, and 43 and 43 attributable ounces in the first nine months of 2014 and 2013, respectively, from our interest in Duketon.

(3)	All-In Sustaining Costs is a non-GAAP financial measure. See page 60 for a reconciliation.

Third quarter 2014 compared to 2013

Boddington, Australia. Gold production decreased 7% due to planned lower ore grade milled as a result of lower ore grade mined and lower recoveries. This was mostly offset by higher throughput as the result of an increase in mill utilization due to the sustainable process improvements implemented with the Full Potential project. Copper production was in line with prior year. Costs applicable to sales decreased 9% per ounce due to lower mill maintenance costs, repeal of the carbon tax, lower costs allocated to gold, partially offset by lower gold production, higher mining costs and higher stockpile inventory adjustments compared to prior year. Costs applicable to sales increased 11% per pound due to higher costs allocated to copper. Depreciation and amortization decreased 17% per ounce due to lower costs allocated to gold. Depreciation and amortization per pound was in line with prior year.

Tanami, Australia. Gold ounces produced decreased 28% due to lower ore grades milled as a result of planned lower ore grade stopes mined compared to higher grade stopes mined in prior period. This was partially offset by improved mining rates which were primarily due to higher truck utilization and stope availability leading to higher tons mined and higher mill throughput. Costs applicable to sales increased 30% per ounce mainly due to lower production. Depreciation and amortization per ounce was in line with prior year.

Jundee, Australia. The Jundee mine was sold on July 1, 2014.

Waihi, New Zealand. Gold ounces produced increased 50% due to higher throughput as a result of higher ore tons mined as compared to the stripping campaign in the prior year. Costs applicable to sales decreased 45% per ounce due to higher production. Depreciation and amortization decreased 42% per ounce due to higher production.

Kalgoorlie, Australia. Gold ounces produced was in line with prior year. Costs applicable to sales increased 3% per ounce mainly due to lower production and higher mill maintenance costs. Depreciation and amortization per ounce was in line with prior year.

First nine months 2014 compared to 2013

Boddington, Australia. Gold production decreased 3% due to planned lower ore grade milled as a result of lower ore grade mined. This was mostly offset by higher throughput as the result of an increase in mill utilization due to the sustainable process improvements implemented with the Full Potential project. Copper production was in line with prior year. Costs applicable to sales decreased 17% per ounce and 5% per pound due to inventory adjustments from decreases in metal prices in the second quarter of 2013, lower mill maintenance costs, and lower costs allocated to gold. Depreciation and amortization decreased 35% per ounce and 27% per pound due to the impact of the prior year asset impairment and inventory adjustments from decreases in metal prices in the prior year.

Tanami, Australia. Gold ounces produced increased 13% mainly as a result of improved mining rates. These were primarily due to higher truck utilization and stope availability leading to higher tons mined and higher mill throughput. Costs applicable to sales decreased 21% per ounce due to higher production coupled with lower underground mining costs. Depreciation and amortization decreased 18% per ounce due to higher reserves.

Jundee, Australia. Gold ounces produced decreased 36% as a result of the sale of the Jundee mine on July 1, 2014.

Waihi, New Zealand. Gold ounces produced increased 31% due to higher mill throughput as a result of higher ore tons mined partially offset by lower ore grade milled. Costs applicable to sales decreased 41% per ounce due to higher production and lower mining costs. Depreciation and amortization decreased 38% per ounce due to higher production.

Kalgoorlie, Australia. Gold ounces produced increased 7% primarily due to a combination of higher ore grade milled, recovery and higher concentrate production, partially offset by lower throughput. Costs applicable to sales decreased 25% per ounce and Depreciation and amortization decreased 26% per ounce due to higher production, and the impact of the inventory adjustments from the decrease in gold price in the prior year.

Indonesia Operations

	Gold or Copper Produced		Costs Applicable to Sales (1)		Depreciation and Amortization		All-In Sustaining Costs (3)
	2014	2013	2014	2013	2014	2013	2014	2013
Three Months Ended September 30,
Gold	(ounces in thousands)		($ per ounce)		($ per ounce)		($ per ounce)
Batu Hijau	2	9	$2,869	$846	$819	$189	$3,556	$1,286
Attributable to Newmont (2)	1	4

Copper	(pounds in millions)		($ per pound)		($ per pound)		($ per pound)
Batu Hijau	7	39	$9.81	$2.74	$2.76	$0.55	$11.17	$3.82
Attributable to Newmont	3	19

	(tonnes in thousands)
Batu Hijau	3	18
Attributable to Newmont	1	9

	Gold or Copper Produced		Costs Applicable to Sales (1)		Depreciation and Amortization		All-In Sustaining Costs (3)
	2014	2013	2014	2013	2014	2013	2014	2013
Nine Months Ended September 30,
Gold	(ounces in thousands)		($ per ounce)		($ per ounce)		($ per ounce)
Batu Hijau	33	36	$1,827	$2,487	$532	$541	$2,417	$3,121
Attributable to Newmont (2)	16	17

Copper	(pounds in millions)		($ per pound)		($ per pound)		($ per pound)
Batu Hijau	88	115	$5.50	$5.60	$1.52	$1.10	$7.00	$6.91
Attributable to Newmont	43	56

	(tonnes in thousands)
Batu Hijau	40	52
Attributable to Newmont	19	25
(1)	Excludes Depreciation and amortization and Reclamation and remediation.
(2)	Our 48.5% economic interest.
(3)	All-In Sustaining Costs is a non-GAAP financial measure. See page 60 for a reconciliation.

Third quarter 2014 compared to 2013

Batu Hijau, Indonesia. Gold and copper production decreased 78% per ounce and 82% per pound, respectively, due to the export issue. Costs applicable to sales and Depreciation and amortization include $37 and $27, respectively, of abnormal costs related to the suspended operation. Costs applicable to sales increased 239% per ounce and increased 258% per pound due to the lower gold and copper sales as a result of the export issue in addition to stockpile inventory adjustments triggered by increased future costs as a result of the MoU with the Government of Indonesia. Depreciation and amortization increased 334% per ounce and increased 402% per pound due to lower sales as a result of the export issue and stockpile inventory adjustments triggered by increased future costs as a result of the MoU with the Government of Indonesia.

First nine months 2014 compared to 2013

Batu Hijau, Indonesia. Gold production decreased 8% per ounce and copper production decreased 23% per pound due to the export issue. Costs applicable to sales and Depreciation and amortization include $53 and $37, respectively, of abnormal costs related to the suspended operation. Costs applicable to sales decreased 27% per ounce and 2% per pound due to inventory adjustments as a result of decreases in metal price in the second quarter of 2013. Depreciation and amortization decreased 2% per ounce due to inventory adjustments as a result of decreases in metal prices in the second quarter of 2013, partially offset by lower gold production. Depreciation and amortization increased 38% per pound due to lower copper production.

On September 19, 2014, PTNNT received its six-month export permit and concentrate shipments have resumed.  Operations resumed in September, following signing of the MoU with the Government of Indonesia, and planned milling and mining levels were achieved during October. The negotiation of the amendment to the Contract of Work contemplated by the MoU with the Government of Indonesia remains on-going. Continued future operations at Batu Hijau are subject to various factors,  including, without limitation, the successful renegotiation of the Contract of Work, issuance of future export permits and approvals, negotiations with the labor union, future in-country smelting availability and regulations relating to export quotas, and certain other factors. For a discussion of other factors which could impact future financial performance and operating results at Batu Hijau, see Item 1A, under the heading “Risk Factors,” of the Company’s Form 10-K, filed on February 20, 2014.

Africa Operations

	Gold Ounces Produced		Costs Applicable to Sales (1)		Depreciation and Amortization		All-In Sustaining Costs (2)
	2014	2013	2014	2013	2014	2013	2014	2013
Three Months Ended September 30,	(in thousands)		($ per ounce)		($ per ounce)		($ per ounce)
Ahafo	107	144	$510	$513	$127	$129	$676	$719
Akyem	106	-	361	-	178	-	402	-
Total / Weighted Average	213	144	$436	$513	$152	$129	$549	$781

	Gold Ounces Produced		Costs Applicable to Sales (1)		Depreciation and Amortization		All-In Sustaining Costs (2)
	2014	2013	2014	2013	2014	2013	2014	2013
Nine Months Ended September 30,	(in thousands)		($ per ounce)		($ per ounce)		($ per ounce)
Ahafo	337	408	$533	$554	$136	$137	$814	$894
Akyem	338	-	355	-	181	-	392	-
Total / Weighted Average	675	408	$444	$554	$159	$137	$619	$971
(1)	Excludes Depreciation and amortization and Reclamation and remediation.
(2)	All-In Sustaining Costs is a non-GAAP financial measure. See page 60 for a reconciliation.

Third quarter 2014 compared to 2013

Ahafo, Ghana. Gold production decreased 26% due to planned lower mill throughput from depletion of softer ore and lower ore grade processed. Costs applicable to sales per ounce decreased 1% due to lower labor costs, decreased mining rates to synchronize with mill throughput, and operating efficiencies from the Full Potential project including lower mill consumables and improved tire life. Depreciation and amortization per ounce decreased 2%.

Akyem, Ghana. Gold ounces produced of 106,000, Costs applicable to sales per ounce of $361, and Depreciation and amortization per ounce of $178 are due to the commencement of commercial production in the fourth quarter of 2013.

First nine months 2014 compared to 2013

Ahafo, Ghana. Gold production decreased 17% due to planned lower mill grade, depletion of softer ore and lower mill availability from unplanned downtime creating lower mill throughput. Costs applicable to sales per ounce decreased 4% due to lower labor costs, a decrease in mining rates to synchronize with mill throughput and operating efficiencies from the Full Potential project, partially offset by lower ounces sold. Depreciation and amortization was in line with prior year.

Akyem, Ghana. Gold ounces produced of 338,000, Costs applicable to sales per ounce of $355, and Depreciation and amortization per ounce of $181 are due to the commencement of commercial production in the fourth quarter of 2013.

Foreign Currency Exchange Rates

Our foreign operations sell their gold and copper production based on U.S. dollar metal prices. Approximately 50% and 45% of Costs applicable to sales for our foreign operations were paid in currencies other than the U.S. dollar during the third quarter of 2014 and 2013, respectively. Approximately 46% and 49% of Costs applicable to sales for our foreign operations were paid in currencies other than the U.S. dollar during the first nine months of 2014 and 2013, respectively. Variations in the local currency exchange rates in relation to the U.S. dollar at our foreign mining operations Costs applicable to sales decreased $31 per ounce and $22 per ounce, net of hedging gains, during the third quarter and first nine months of 2014, respectively, compared to the same periods in 2013.

Liquidity and Capital Resources

Cash Provided from Operating Activities

Net cash provided from continuing operations was $889 in the first nine months of 2014, a decrease of $286 from the first nine months of 2013, primarily due to lower average realized gold price and sales volume partially offset by a decrease in direct operating costs.

Investing Activities

Net cash used in investing activities decreased to $592 during first nine months of 2014 compared to $937 during the same period of 2013, respectively. Additions to property, plant and mine development were as follows:

	Nine Months Ended September 30,
	2014	2013
North America:
Carlin	$169	$182
Phoenix	22	105
Twin Creeks	86	56
La Herradura	20	82
Other North America	11	18
	308	443
South America:
Yanacocha	59	136
Other South America	30	184
	89	320
Australia/New Zealand:
Boddington	63	81
Tanami	58	67
Jundee	15	33
Waihi	10	9
Kalgoorlie	16	10
Other Australia/New Zealand	4	4
	166	204
Indonesia:
Batu Hijau	44	82
	44	82
Africa:
Ahafo	72	139
Akyem	14	201
	86	340
Corporate and Other	42	80
Accrual basis	735	1,469
Decrease in accrued capital expenditures	31	59
Cash basis	$766	$1,528

Capital expenditures in North America during the first nine months of 2014 primarily related to the development of the Turf Vent Shaft project, capitalized drilling and engineering at Long Canyon, surface and underground mine development, capitalized exploration drilling, infrastructure improvements and tailings facility upgrades. Capital expenditures in South America were primarily related to the Conga project, the Yanacocha Water Treatment Project, leach pad expansions and upgrades and capitalized equipment component purchases. The majority of capital expenditures in Australia and New Zealand were for the Correnso project in Waihi, underground mine development, processing equipment, tailings facility construction, mining equipment and equipment component purchases and infrastructure improvements. Capital expenditures in Indonesia were primarily for equipment and equipment component purchases. Capital expenditures in Africa were related to Subika Expansion studies as well as tailings facility construction and equipment and equipment component purchases. Capital expenditures in Corporate were primarily related to the Merian project and Corporate software improvements.

Capital expenditures in North America during the first nine months of 2013 primarily related to the construction of the Phoenix Copper Leach project, the development of the Turf Vent Shaft project, surface and underground mine development and infrastructure improvements in Nevada, as well as mill expansion capital in Mexico. Capital expenditures in South America were primarily related to the Conga project, surface mine development, leach pad and other infrastructure improvements and equipment purchases. The majority of capital expenditures in Australia and New Zealand were for underground mine development, tailings facility construction, mining equipment purchases and infrastructure improvements. Capital expenditures in Indonesia were primarily for equipment and equipment component purchases. Capital expenditures in Africa were primarily related to Akyem development, the Subika expansion project and the Ahafo Mill expansion project, as well as equipment purchases and surface mine development at Ahafo. Capital expenditures in Corporate were primarily related to the Merian project.

Acquisitions, net. During the first nine months of 2014 we purchased the remaining 20% noncontrolling interest in the Merian project. During the first nine months of 2013 we paid $13 in contingent payments in accordance with the 2009 Boddington acquisition agreement.

Sale of marketable securities. During the first nine months of 2014 we received $25 primarily from the sale of Paladin Energy Ltd. securities.  During the first nine months of 2013 we received $588 primarily from the sale of Canadian Oil Sands securities.

Proceeds from sale of other assets. During the first nine months of 2014, we received $191, of which, $94 was from the sale of Jundee, $57 from the sale of Midas, $19 from the sale of equipment at Conga and $15 from the sale of McCoy Cove. During the first nine months of 2013 we received $55 primarily from the sale of equipment at Conga.

Financing Activities

Net cash used in financing activities was $53 and $292 during the first nine months of 2014 and 2013, respectively.

Proceeds from and repayment of debt. During the first nine months of 2014, we received net proceeds from debt of $596, of which $575 was from the 2019 term loan facility, and we paid $581 in debt, of which $575 was for 2014 Convertible Senior Notes. During the first nine months of 2013, we received net proceeds from debt of $1,262 from our revolving credit facilities and other short-term debt. Proceeds from the issuance of debt were partially offset by payments of $1,060 on our revolving credit facility. At September 30, 2014, $162 of the $3,000 Corporate revolving credit facility was used to secure the issuance of letters of credit, primarily supporting reclamation obligations (see “Off-Balance Sheet Arrangements” below).

Scheduled minimum debt repayments are $5 for the remainder of 2014, $168 in 2015, $221 in 2016, $771 in 2017, $1 in 2018 and $5,680 thereafter. We expect to be able to fund debt maturities and capital expenditures from Net cash provided by operating activities, short-term investments, existing cash balances and available credit facilities.

At September 30, 2014 and 2013, Newmont Mining Corporation was in compliance with all required debt covenants and other restrictions related to material debt agreements.

Proceeds from stock issuance, net. We received proceeds of $2 during the first nine months of 2013, from the issuance of common stock, primarily related to employee stock sales and option exercises.

Sale of noncontrolling interests. We received $71 and $32 in proceeds, net of transaction costs, during the first nine months of 2014 and 2013, respectively, related to TMAC’s private placements to raise funds.

Acquisition of noncontrolling interests. In the first nine months of 2014 and 2013, we advanced certain funds to PTPI, an unrelated noncontrolling shareholder of PTNNT, in accordance with a loan agreement. Our economic interest in PTNNT did not change as a result of these transactions.

Dividends paid to noncontrolling interests. We paid dividends of $4 and $2 to noncontrolling interests in the first nine months of 2014 and 2013, respectively.

Dividends paid to common stockholders. We declared regular quarterly dividends totaling $0.200 and $1.025 per common share for the nine months ended September 30, 2014 and 2013, respectively. Additionally, Newmont Mining Corporation of Canada Limited, a subsidiary of the Company, declared regular quarterly dividends on its exchangeable shares totaling C$1.0485 through September 30, 2013. We paid dividends of $102 and $509 to common stockholders in the first nine months of 2014 and 2013, respectively.

Discontinued Operations

Net operating cash used in discontinued operations was $10 and $14 in the first nine months of 2014 and 2013, respectively, related to payments on the Holt property royalty.

Off-Balance Sheet Arrangements

We have the following off-balance sheet arrangements: operating leases (as discussed in Note 29 to the Consolidated Financial Statements for the year ended December 31, 2013, filed on June 13, 2014 on Form 8-K) and $1,737 of outstanding letters of credit, surety bonds and bank guarantees (see Note 26 to the Condensed Consolidated Financial Statements).

We also have sales agreements to sell copper and gold concentrates at market prices as follows (in thousands of tons):

	2014	2015	2016	2017	2018	Thereafter
Batu Hijau	313	270	-	-	-	-
Boddington	61	220	215	209	165	66
Phoenix	48	41	71	-	-	-
	422	531	286	209	165	66

Other Liquidity Matters

At September 30, 2014, the Company had $1,778 in cash and cash equivalents, of which $1,071 was held in foreign subsidiaries and is primarily held in U.S. dollar denominated accounts with the remainder in foreign currencies readily convertible to U.S. dollars. At September 30, 2014, $377 of the consolidated cash and cash equivalents was attributable to noncontrolling interests primarily related to our Indonesian and Peruvian operations which is being held to fund those operations and development projects. At September 30, 2014, $973 in consolidated cash and cash equivalents ($616 attributable to Newmont) was held at certain foreign subsidiaries that, if repatriated, may be subject to withholding taxes. The repatriation of this cash and the applicable withholding taxes would generate foreign tax credits in the U.S. As a result, we expect that there would be no additional tax burden upon repatriation after considering the cash cost associated with the withholding taxes.

We believe that our liquidity and capital resources from U.S. operations and flow-through foreign subsidiaries are adequate to fund our U.S. operations and corporate activities.

Environmental

Our mining and exploration activities are subject to various federal and state laws and regulations governing the protection of the environment. We have made, and expect to make in the future, expenditures to comply with such laws and regulations, but cannot predict the full amount of such future expenditures. At September 30, 2014 and December 31, 2013, $1,427 and $1,432, respectively, were accrued for reclamation costs relating to currently or recently producing mineral properties.

In addition, we are involved in several matters concerning environmental obligations associated with former mining activities. Based upon our best estimate of our liability for these matters, $152 and $179 were accrued for such obligations at September 30, 2014 and December 31, 2013, respectively. We spent $29 and $23 during the first nine months of 2014 and 2013, respectively, for environmental obligations related to the former, primarily historic, mining activities and have classified $26 as a current liability at September 30, 2014.

During the first nine months of 2014 and 2013, capital expenditures were approximately $90 and $69, respectively, to comply with environmental regulations. Ongoing costs to comply with environmental regulations have not been a significant component of operating costs.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net income (loss) attributable to Newmont stockholders	$213	$398	$493	$(1,347)
Loss (income) from discontinued operations	(3)	21	16	(53)
Impairments and loss provisions	5	29	12	1,530
Tax valuation allowance	21	-	(77)	535
Restructuring and other	11	12	18	28
Asset sales	(17)	(243)	(31)	(243)
Abnormal production costs at Batu Hijau	19	-	28	-
TMAC transaction costs	-	-	-	30
Adjusted net income (loss)	$249	$217	$459	$480
Adjusted net income (loss) per share, basic	$0.50	$0.44	$0.92	$0.97
Adjusted net income (loss) per share, diluted	$0.50	$0.44	$0.92	$0.97

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

The following tables reconcile these non-GAAP measures to the most directly comparable GAAP measures.

Costs applicable to sales per ounce

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Costs applicable to sales (1)	$893	$912	$2,797	$3,055
Gold sold (thousand ounces)	1,267	1,365	3,814	3,948
Costs applicable to sales per ounce	$705	$668	$733	$774
(1)	Includes by-product credits of $13 and $54 in the third quarter and first nine months of 2014, respectively and $26 and $75 in the third quarter and first nine months of 2013, respectively.

Costs applicable to sales per pound

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Costs applicable to sales (1)	$292	$166	$531	$762
Copper sold (million pounds)	51	70	141	181
Costs applicable to sales per pound	$5.73	$2.41	$3.75	$4.23
(1)	Includes by-product credits of $6 and $12 in the third quarter and first nine months of 2014, respectively and $4 and $9 in the third quarter and first nine months of 2013, respectively.

All-In Sustaining Costs

Newmont has worked to develop a metric that expands on GAAP measures such as cost of goods sold and non-GAAP measures to provide visibility into the economics of our mining operations related to expenditures, operating performance and the ability to generate cash flow from operations.

Current GAAP-measures used in the mining industry, such as cost of goods sold, do not capture all of the expenditures incurred to discover, develop, and sustain gold production. Therefore, we believe that All-in sustaining costs is a non-GAAP measure that provides additional information to management, investors, and analysts that aid in the understanding of the economics of our operations and performance compared to other producers and in the investor’s visibility by better defining the total costs associated with production.

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

The following disclosure provides information regarding the adjustments made in determining the All-in sustaining costs measure:

Cost Applicable to Sales - Includes all direct and indirect costs related to current production incurred to execute the current mine plan. Costs Applicable to Sales (“CAS”) includes by-product credits from certain metals obtained during the process of extracting and processing the primary ore-body. CAS is accounted for on an accrual basis and excludes Depreciation and amortization and Reclamation and remediation, which is consistent with our presentation of CAS on the Condensed Consolidated Statements of Operations. In determining All-in sustaining costs, only the CAS associated with producing and selling an ounce of gold or a pound of copper is included in the measure. Therefore, the amount of CAS included in AISC is derived from the CAS presented in the Company’s Condensed Consolidated Statements of Operations. The allocation of CAS between gold and copper at the Phoenix, Boddington, and Batu Hijau mines is based upon the relative production percentage of copper and gold sold during the period.

Remediation Costs - Includes accretion expense related to asset retirement obligations (“ARO”) and the amortization of the related Asset Retirement Cost (“ARC”) for the Company’s operating properties recorded as an ARC asset. Accretion related to ARO and the amortization of the ARC assets for reclamation and remediation do not reflect annual cash outflows but are calculated in accordance with GAAP. The accretion and amortization reflect the periodic costs of reclamation and remediation associated with current gold production and are therefore included in the measure. The allocation of these costs to gold and copper is determined using the same allocation used in the allocation of CAS between gold and copper at the Phoenix, Boddington, and Batu Hijau mines.

Advanced Projects and Exploration - Includes incurred expenses related to projects that are designed to increase or enhance current gold production and gold exploration. We note that as current reserves are depleted, exploration and advance projects are necessary for us to replace the depleting reserves or enhance the recovery and processing of the current reserves. As this relates to sustaining our gold production, and is considered a continuing cost of a mining company, these costs are included in the AISC measure. These costs are derived from the Advanced projects, research and development and Exploration amounts presented in the Company’s Condensed Consolidated Statements of Operations. The allocation of these costs to gold and copper is determined using the same allocation used in the allocation of CAS between gold and copper at the Phoenix, Boddington, and Batu Hijau mines.

General and Administrative - Includes cost related to administrative tasks not directly related to current gold production, but rather related to support our corporate structure and fulfilling our obligations to operate as a public company. Including these expenses in the AISC metric provides visibility of the impact that general and administrative activities have on current operations and profitability on a per ounce basis.

Other Expense, net - Includes costs related to regional administration and community development to support current production. We exclude certain exceptional or unusual expenses from Other expense, net, such as restructuring, as these are not indicative to sustaining our current operations. Furthermore, this adjustment to Other expense, net is also consistent with the nature of the adjustments made to Net income (loss) as disclosed in the Company’s non-GAAP financial measure Adjusted net income (loss). The allocation of these costs to gold and copper is determined using the same allocation used in the allocation of CAS between gold and copper at the Phoenix, Boddington, and Batu Hijau mines.

Treatment and Refining Costs - Includes costs paid to smelters for treatment and refining of our concentrates to produce the salable precious metal. These costs are presented net as a reduction of Sales.

Sustaining Capital - We determined sustaining capital as those capital expenditures that are necessary to maintain current gold production and execute the current mine plan. Capital expenditures to develop new operations, or related to projects at existing operations where these projects will enhance gold production or reserves, are considered development. We determined the breakout of sustaining and development capital costs based on a systematic review of our project portfolio in light of the nature of each project. Sustaining capital costs are relevant to the AISC metric as these are needed to maintain the Company’s current gold operations and provide improved transparency related to our ability to finance these expenditures from current operations. The allocation of these costs to gold and copper is determined using the same allocation used in the allocation of CAS between gold and copper at the Phoenix, Boddington, and Batu Hijau mines.

Three Months Ended September 30, 2014	Costs Applicable to Sales (1) (2)(3)	Remediation Costs (4)	Advanced Projects and Exploration	General and Administrative	Other Expense, Net (5)	Treatment and Refining Costs	Sustaining Capital (6)	All-In Sustaining Costs	Ounces (000)/ Pounds (millions) Sold	All-In Sustaining Costs per oz/lb
GOLD
Carlin	$206	$1	$5	$-	$2	$-	$41	$255	236	$1,081
Phoenix	47	1	2	-	1	3	4	58	65	892
Twin Creeks	43	1	-	-	1	-	25	70	90	778
La Herradura	44	1	4	-	-	-	6	55	47	1,170
Other North America	-	-	8	-	5	-	-	13	-	-
North America	340	4	19	-	9	3	76	451	438	1,030

Yanacocha	125	21	8	-	7	-	22	183	248	738
Other South America	-	-	9	-	1	-	-	10	-	-
South America	125	21	17	-	8	-	22	193	248	778

Boddington	150	3	-	-	1	1	14	169	161	1,050
Tanami	67	2	4	-	-	-	19	92	78	1,179
Jundee	-	-	-	-	-	-	-	-	1	-
Waihi	20	1	2	-	1	-	-	24	36	667
Kalgoorlie	71	2	1	-	1	1	10	86	81	1,062
Other Australia/New Zealand	-	-	1	-	9	-	1	11	-	-
Australia/New Zealand	308	8	8	-	12	2	44	382	357	1,070

Batu Hijau	26	-	-	-	1	3	2	32	9	3,556
Other Indonesia	-	-	-	-	-	-	-	-	-	-
Indonesia	26	-	-	-	1	3	2	32	9	3,556

Ahafo	56	4	4	-	1	-	8	73	108	676
Akyem	38	1	-	-	1	-	3	43	107	402
Other Africa	-	-	1	-	1	-	-	2	-	-
Africa	94	5	5	-	3	-	11	118	215	549

Corporate and Other	-	-	29	45	2	-	9	85	-	-
Total Gold	$893	$38	$78	$45	$35	$8	$164	$1,261	1,267	$995

COPPER
Phoenix	$25	$-	$2	$-	$-	$1	$2	$30	11	$2.73
Boddington	40	-	-	-	-	6	4	50	17	2.94
Batu Hijau	227	2	-	-	4	10	14	257	23	11.17
Total Copper	$292	$2	$2	$-	$4	$17	$20	$337	51	$6.61
Consolidated	$1,185	$40	$80	$45	$39	$25	$184	$1,598
(1)	Excludes Depreciation and amortization and Reclamation and remediation.
(2)	Includes by-product credits of $19.
(3)	Includes stockpile and leach pad inventory adjustments of $43 at Carlin, $4 at Phoenix, $3 at Twin Creeks, $9 at Yanacocha, $29 at Boddington, and $160 at Batu Hijau.
(4)	Remediation costs include operating accretion of $18 and amortization of asset retirement costs of $22.
(5)	Other expense, net is adjusted for restructuring costs of $19.
(6)

Excludes development capital expenditures, capitalized interest, and the increase in accrued capital of $93. The following are major development projects: Turf Vent Shaft, Merian, Corresno and Conga for 2014.

Three Months Ended September 30, 2013	Costs Applicable to Sales (1) (2)(3)	Remediation Costs (4)	Advanced Projects and Exploration	General and Administrative	Other Expense, Net (5)	Treatment and Refining Costs	Sustaining Capital (6)	All-In Sustaining Costs	Ounces (000)/ Pounds (millions) Sold	All-In Sustaining Costs per oz/lb
GOLD
Carlin	$165	$1	$12	$-	$1	$12	$37	$228	274	$832
Phoenix	47	1	1	-	-	4	8	61	83	735
Twin Creeks	61	2	1	-	1	-	11	76	123	618
La Herradura	40	-	10	-	-	-	12	62	52	1,192
Other North America	-	-	11	-	5	-	5	21	-	-
North America	313	4	35	-	7	16	73	448	532	842

Yanacocha	159	23	9	-	35	-	39	265	261	1,015
Other South America	-	-	18	-	1	-	-	19	-	-
South America	159	23	27	-	36	-	39	284	261	1,088

Boddington	152	1	1	-	-	1	22	177	147	1,204
Tanami	64	1	2	-	1	-	23	91	96	948
Jundee	49	3	-	-	-	-	9	61	67	910
Waihi	21	-	2	-	-	-	-	23	22	1,045
Kalgoorlie	68	2	-	-	-	-	6	76	80	950
Other Australia/New Zealand	-	-	3	-	5	-	-	8	-	-
Australia/New Zealand	354	7	8	-	6	1	60	436	412	1,058

Batu Hijau	11	2	-	-	1	2	2	18	14	1,286
Other Indonesia	-	-	-	-	-	-	-	-	-	-
Indonesia	11	2	-	-	1	2	2	18	14	1,286

Ahafo	75	-	12	-	1	-	17	105	146	719
Akyem	-	-	2	-	-	-	-	2	-	-
Other Africa	-	-	1	-	6	-	-	7	-	-
Africa	75	-	15	-	7	-	17	114	146	781

Corporate and Other	-	-	40	48	2	-	-	90	-	-
Total Gold	$912	$36	$125	$48	$59	$19	$191	$1,390	1,365	$1,018

COPPER
Phoenix	$15	$1	$-	$-	$-	$2	$3	$21	12	$1.75
Boddington	29	-	-	-	-	4	5	38	14	2.71
Batu Hijau	122	3	2	-	5	14	22	168	44	3.82
Total Copper	$166	$4	$2	$-	$5	$20	$30	$227	70	$3.24
Consolidated	$1,078	$40	$127	$48	$64	$39	$221	$1,617
(1)	Excludes Depreciation and amortization and Reclamation and remediation.
(2)	Includes by-product credits of $30.
(3)	Includes stockpile and leach pad inventory adjustments of at $3 Carlin, $10 at Yanacocha, $24 at Boddington and $19 at Batu Hijau.
(4)	Remediation costs include operating accretion of $15 and amortization of asset retirement costs of $25.
(5)	Other expense, net is adjusted for restructuring costs of $20.
(6)

Excludes development capital expenditures, capitalized interest, and the decrease in accrued capital of $213. The following are major development projects: Phoenix Copper Leach, Turf Vent Shaft, Vista Vein, La Herradura Mill, Yanacocha Bio Leach, Conga, Merian, Ahafo North, Ahafo Mill Expansion, Subika Underground, and Akyem for 2013.

Nine Months Ended September 30, 2014	Costs Applicable to Sales (1) (2)(3)	Remediation Costs (4)	Advanced Projects and Exploration	General and Administrative	Other Expense, Net (5)	Treatment and Refining Costs	Sustaining Capital (6)	All-In Sustaining Costs	Ounces (000)/ Pounds (millions) Sold	All-In Sustaining Costs per oz/lb
GOLD
Carlin	$607	$3	$16	$-	$6	$-	$96	$728	673	$1,082
Phoenix	116	2	3	-	2	8	12	143	177	808
Twin Creeks	147	2	4	-	2	-	86	241	289	834
La Herradura	86	2	10	-	-	-	19	117	116	1,009
Other North America	-	-	20	-	9	-	6	35	-	-
North America	956	9	53	-	19	8	219	1,264	1,255	1,007

Yanacocha	530	80	24	-	24	-	56	714	640	1,116
Other South America	-	-	26	-	2	-	-	28	-	-
South America	530	80	50	-	26	-	56	742	640	1,159

Boddington	425	8	-	-	2	3	50	488	476	1,025
Tanami	185	4	9	-	1	-	56	255	251	1,016
Jundee	85	5	1	-	1	-	16	108	140	771
Waihi	58	1	3	-	2	-	2	66	102	647
Kalgoorlie	213	3	4	-	1	2	16	239	248	964
Other Australia/New Zealand	-	-	3	-	20	-	6	29	-	-
Australia/New Zealand	966	21	20	-	27	5	146	1,185	1,217	974

Batu Hijau	43	1	-	-	3	4	7	58	24	2,417
Other Indonesia	-	-	-	-	1	-	-	1	-	-
Indonesia	43	1	-	-	4	4	7	59	24	2,458

Ahafo	182	6	18	-	5	-	65	276	339	814
Akyem	120	2	-	-	6	-	5	133	339	392
Other Africa	-	-	6	-	5	-	-	11	-	-
Africa	302	8	24	-	16	-	70	420	678	619

Corporate and Other	-	-	88	138	19	-	16	261	-	-
Total Gold	$2,797	$119	$235	$138	$111	$17	$514	$3,931	3,814	$1,031

COPPER
Phoenix	$81	$1	$2	$-	$1	$4	$10	$99	35	$2.83
Boddington	112	2	-	-	-	17	12	143	45	3.18
Batu Hijau	338	10	2	-	17	19	41	427	61	7.00
Total Copper	$531	$13	$4	$-	$18	$40	$63	$669	141	$4.74
Consolidated	$3,328	$132	$239	$138	$129	$57	$577	$4,600
(1)	Excludes Depreciation and amortization and Reclamation and remediation.
(2)	Includes by-product credits of $66.
(3)	Includes planned stockpile and leach pad inventory adjustments of $95 at Carlin, $4 at Phoenix, $7 at Twin Creeks, $64 at Yanacocha, $69 at Boddington, and $191 at Batu Hijau.
(4)	Remediation costs include operating accretion of $54 and amortization of asset retirement costs of $78.
(5)	Other expense, net is adjusted for restructuring costs of $32.
(6)

Excludes development capital expenditures, capitalized interest, and the decrease in accrued capital of $188. The following are major development projects: Turf Vent Shaft, Merian, Corresno and Conga for 2014.

Nine Months Ended September 30, 2013	Costs Applicable to Sales (1) (2)(3)	Remediation Costs (4)	Advanced Projects and Exploration	General and Administrative	Other Expense, Net (5)	Treatment and Refining Costs	Sustaining Capital (6)	All-In Sustaining Costs	Ounces (000)/ Pounds (millions) Sold	All-In Sustaining Costs per oz/lb
GOLD
Carlin	$513	$4	$31	$-	$4	$12	$120	$684	705	$970
Phoenix	125	2	6	-	2	8	15	158	181	873
Twin Creeks	193	4	7	-	3	-	42	249	344	724
La Herradura	122	-	31	-	-	-	62	215	161	1,335
Other North America	-	-	32	-	8	-	17	57	-	-
North America	953	10	107	-	17	20	256	1,363	1,391	980

Yanacocha	520	68	32	-	60	-	107	787	836	941
Other South America	-	-	23	-	1	-	-	24	-	-
South America	520	68	55	-	61	-	107	811	836	970

Boddington	578	5	1	-	1	4	65	654	539	1,213
Tanami	203	2	7	-	2	-	66	280	218	1,284
Jundee	154	10	7	-	1	-	33	205	216	949
Waihi	74	2	4	-	-	-	7	87	77	1,130
Kalgoorlie	266	5	2	-	1	-	10	284	231	1,229
Other Australia/New Zealand	-	-	11	-	25	-	-	36	-	-
Australia/New Zealand	1,275	24	32	-	30	4	181	1,546	1,281	1,207

Batu Hijau	81	2	2	-	4	4	10	103	33	3,121
Other Indonesia	-	-	-	-	-	-	-	-	-	-
Indonesia	81	2	2	-	4	4	10	103	33	3,121

Ahafo	226	2	36	-	3	-	97	364	407	894
Akyem	-	-	7	-	-	-	-	7	-	-
Other Africa	-	-	7	-	17	-	-	24	-	-
Africa	226	2	50	-	20	-	97	395	407	971

Corporate and Other	-	-	101	158	17	-	8	284	-	-
Total Gold	$3,055	$106	$347	$158	$149	$28	$659	$4,502	3,948	$1,140

COPPER
Phoenix	$41	$1	$2	$-	$-	$4	$6	$54	24	$2.25
Boddington	139	1	-	-	-	14	16	170	53	3.21
Batu Hijau	582	7	11	-	16	31	72	719	104	6.91
Total Copper	$762	$9	$13	$-	$16	$49	$94	$943	181	$5.21
Consolidated	$3,817	$115	$360	$158	$165	$77	$753	$5,445
(1)	Excludes Depreciation and amortization and Reclamation and remediation.
(2)	Includes by-product credits of $84.
(3)	Includes stockpile and leach pad inventory adjustments of at $3 Carlin, $63 at Yanacocha, $110 at Boddington, $1 at Tanami, $3 at Waihi, $45 at Kalgoorlie, and $385 at Batu Hijau.
(4)	Remediation costs include operating accretion of $45 and amortization of asset retirement costs of $70.
(5)	Other expense, net is adjusted for restructuring costs of $50 and TMAC transaction costs of $45.
(6)

Excludes development capital expenditures, capitalized interest, and the increase in accrued capital of $775. The following are major development projects: Phoenix Copper Leach, Turf Vent Shaft, Vista Vein, La Herradura Mill, Yanacocha Bio Leach, Conga, Merian, Ahafo North, Ahafo Mill Expansion, Subika Underground, and Akyem for 2013.

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

	Gold
	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Average realized price per ounce	$1,270	$1,322	$1,282	$1,442
Costs applicable to sales per ounce	(705)	(668)	(733)	(774)
	$565	$654	$549	$668

	Copper
	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Average realized price per pound	$2.71	$3.10	$2.75	$2.95
Costs applicable to sales per pound	(5.73)	(2.41)	(3.75)	(4.23)
	$(3.02)	$0.69	$(1.00)	$(1.28)

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

Decreases in the market price of gold and copper can also significantly affect the value of our product inventory and stockpiles and it may be necessary to record a write-down to the net realizable value (“NRV”). NRV represents the estimated future sales price based on short-term and long-term metals prices, less estimated costs to complete production and bring the product to sale. The primary factors that influence the need to record write-downs of stockpiles and product inventory include short-term and long-term metals prices and costs for production inputs such as labor, fuel and energy, materials and supplies, as well as realized ore grades and recovery rates. The significant assumptions in determining the stockpile NRV for each mine site reporting unit at September 30, 2014 included production cost and capitalized expenditure assumptions unique to each operation, a long-term gold price of $1,300 per ounce, a long-term copper price of $3.00 per pound and an Australian to U.S. dollar exchange rate of $ 0.920.

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

Cash Flow Hedges

Foreign Currency Exchange Risk

We had the following foreign currency derivative contracts outstanding at September 30, 2014:

	Expected Maturity Date
	2014	2015	2016	2017	2018	Total/Average
A$ Operating Fixed Forward Contracts:
A$ notional (millions)	75	270	158	105	6	614
Average rate ($/A$)	0.99	0.98	0.95	0.93	0.92	0.96
Expected hedge ratio	19%	18%	11%	7%	4%
NZ$ Operating Fixed Forward Contracts:
NZ$ notional (millions)	18	56	11	-	-	85
Average rate ($/NZ$)	0.81	0.80	0.80	-	-	0.80
Expected hedge ratio	68%	45%	16%	-	-

The fair value of the A$ foreign currency operating derivative contracts was a net liability position of $67 at September 30, 2014 and $96 at December 31, 2013. The fair value of the NZ$ foreign currency derivative contracts was a net liability position of $3 at September 30, 2014 and a net asset position of $1 at December 31, 2013.

Diesel Price Risk

We had the following diesel derivative contracts outstanding at September 30, 2014:

	Expected Maturity Date
	2014	2015	2016	2017	Total/Average
Diesel Fixed Forward Contracts:
Diesel gallons (millions)	7	22	13	4	46
Average rate ($/gallon)	2.82	2.78	2.70	2.69	2.75
Expected Nevada hedge ratio	73%	58%	33%	12%
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

The Company recorded an average price of $3.13 per pound before mark-to-market adjustments and treatment and refining charges during the three and nine months ended September 30, 2014.  During these same periods, changes in copper prices resulted in a provisional pricing mark-to-market loss of $4 ($0.08 per pound) and loss of $15 ($0.11 per pound), respectively. At September 30, 2014, Newmont had copper sales of 59 million pounds priced at an average of $3.04 per pound, subject to final pricing over the next several months. Each $0.10 change in the price for provisionally priced copper sales would have an approximate $3 effect on our net income (loss) attributable to Newmont stockholders. The LME closing settlement price at September 30, 2014 for copper was $3.06 per pound.

The Company recorded an average price of $1,280 and $1,286 per ounce before mark-to-market adjustments and treatment and refining charges during the three and nine months ended September 30, 2014.  During these same periods, changes in gold prices resulted in a provisional pricing mark-to-market loss of $6 ($5 per ounce) and loss of $2 (nil per ounce), respectively. At September 30, 2014, Newmont had gold sales of 112,000 ounces priced at an average of $1,234 per ounce, subject to final pricing over the next several months. Each $25 change in the price for provisionally priced gold sales would have an approximate $2 effect on our net income (loss) attributable to Newmont stockholders. The London P.M. closing settlement price at September 30, 2014 for gold was $1,217 per ounce.

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

ITEM 2.	ISSUER PURCHASES OF EQUITY SECURITIES.

	(a)		(b)	(c)	(d)
Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that may yet be Purchased under the Plans or Programs
July 1, 2014 through July 31, 2014	-		-	-	N/A
August 1, 2014 through August 31, 2014	-		-	-	N/A
September 1, 2014 through September 30, 2014	4,334	(1)	25.41	-	N/A

(1)	Represents shares delivered to the Company from restricted stock units held by a Company employee upon vesting for the purpose of covering the recipient’s tax withholding obligations.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES.

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

NEWMONT MINING CORPORATION (Registrant)
Date: October 30, 2014	/s/ LAURIE BRLAS
Laurie Brlas Executive Vice President and Chief Financial Officer (Principal Financial Officer)
Date: October 30, 2014	/s/ CHRISTOPHER S. HOWSON
Christopher S. Howson Vice President and Controller (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number		Description
10.1	-

Memorandum of Understanding dated as of September 3, 2014, between the Directorate General of Mineral and Coal, the Ministry of Energy and Mineral Resources and PTNNT on Adjustment of the Contract of Work. Incorporated by reference as Exhibit 10.1 to Registrant’s Form 8-K filed with the Securities and Exchange Commission on September 4, 2014.

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

32.1	-	Statement Required by 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed by the Principal Executive Officer, filed herewith. (1)
32.2	-	Statement Required by 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed by the Principal Financial Officer, filed herewith. (1)
95	-	Information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act, filed herewith.
101	-	101.INS 101.SCH 101.CAL 101.DEF 101.LAB 101.PRE	XBRL Instance XBRL Taxonomy Extension Schema XBRL Taxonomy Extension Calculation XBRL Taxonomy Extension Definition XBRL Taxonomy Extension Labels XBRL Taxonomy Extension Presentation
(1)	This document is being furnished in accordance with SEC Release Nos. 33-8212 and 34-47551.