Form 10-K
period 2014-12-31
NEWMONT MINING CORP /DE/
filed 2015-02-20
CIK 1164727

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2014

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

Large accelerated filer	☒	Accelerated filer	☐
Non Accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒

At June 30, 2014, the aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant was $12,677,022,147 based on the closing sale price as reported on the New York Stock Exchange. There were 498,857,070 shares of common stock outstanding on February 11, 2015.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Registrant’s definitive Proxy Statement submitted to the Registrant’s stockholders in connection with our 2015 Annual Stockholders Meeting to be held on April 22, 2015, are incorporated by reference into Part III of this report.

ii

iii

NEWMONT MINING CORPORATION

PART I

ITEM 1.	BUSINESS (dollars in millions except per share, per ounce and per pound amounts)

Introduction

Newmont Mining Corporation is primarily a gold producer with significant operations and/or assets in the United States, Australia, Peru, Indonesia, Ghana and New Zealand. At December 31, 2014, Newmont had attributable proven and probable gold reserves of 82.2 million ounces and an aggregate land position of approximately 20,000 square miles (52,000 square kilometers). Newmont is also engaged in the production of copper, principally through Batu Hijau in Indonesia, Boddington in Australia and Phoenix in the United States. Newmont Mining Corporation’s original predecessor corporation was incorporated in 1921 under the laws of Delaware.

Newmont’s corporate headquarters are in Greenwood Village, Colorado, USA. In this report, “Newmont,” the “Company,” “our” and “we” refer to Newmont Mining Corporation together with our affiliates and subsidiaries, unless the context otherwise requires. References to “A$” refer to Australian currency, “C$” to Canadian currency and “NZ$” to New Zealand currency.

Newmont’s Sales and long-lived assets are geographically distributed as follows:

	Sales			Long-Lived Assets
	2014	2013	2012	2014	2013	2012
Australia / New Zealand	31%	32%	29%	17%	17%	26%
United States	28%	30%	30%	32%	31%	33%
Peru	17%	17%	22%	19%	20%	17%
Ghana	16%	12%	9%	15%	14%	10%
Indonesia	6%	6%	7%	15%	16%	13%
Other	2%	3%	3%	2%	2%	1%

On July 29, 2014 the Board of Directors of Newmont approved full funding for the Merian project in Suriname and construction began in August 2014.  Following the project approval by Newmont, the Government of Suriname granted the Right of Exploitation on August 22, 2014. The project allows Newmont to pursue a new district with upside potential and the opportunity to grow and extend the operating life of the South American region.

Segment Information, Export Sales, etc.

Our regions include North America, South America, Australia/New Zealand, Indonesia, and Africa. Our North America segment consists primarily of Carlin, Phoenix and Twin Creeks in the state of Nevada in the United States. Our South America segment consists primarily of Yanacocha in Peru. Our Australia/New Zealand segment consists primarily of Boddington, Tanami and Kalgoorlie in Australia and Waihi in New Zealand. Our Indonesia segment consists primarily of Batu Hijau in Indonesia. Our Africa segment consists primarily of Ahafo and Akyem in Ghana. See Item 1A, Risk Factors, below and Note 3 to the Consolidated Financial Statements for information relating to our operating segments, domestic and export sales and lack of dependence on a limited number of customers.

Products

References in this report to “attributable gold ounces” or “attributable copper pounds” mean that portion of gold or copper produced, sold or included in proven and probable reserves based on our ownership and/or economic interest, unless otherwise noted.

Gold

General.  We had consolidated gold production of 5.2 million ounces (4.8 million attributable ounces) in 2014, 5.5 million ounces (5.1 million attributable ounces) in 2013 and 5.6 million ounces (5.0 million attributable ounces) in 2012. Of our 2014 consolidated gold production, approximately 31% came from North America, 19% from South America, 32% from Australia/ New Zealand, 1% from Indonesia, and 17% from Africa.

For 2014, 2013 and 2012, 90%, 91% and 91%, respectively, of our Sales were attributable to gold. Most of our Sales come from the sale of refined gold. The end product at our gold operations, however, is generally doré bars. Doré is an alloy consisting primarily

NEWMONT MINING CORPORATION

of gold but also containing silver and other metals. Doré is sent to refiners to produce bullion that meets the required market standard of 99.95% gold. Under the terms of our refining agreements, the doré bars are refined for a fee, and our share of the refined gold and the separately-recovered silver is credited to our account or delivered to buyers. Gold sold from Batu Hijau in Indonesia and a portion of the gold from Boddington and Kalgoorlie in Australia and Phoenix in Nevada is sold in a concentrate containing other metals such as copper and silver.

Gold Uses.   Gold generally is used for fabrication or investment. Fabricated gold has a variety of end uses, including jewelry, electronics, dentistry, industrial and decorative uses, medals, medallions and official coins. Gold investors buy gold bullion, official coins and jewelry.

Gold Supply.  A combination of mine production, recycling and draw-down of existing gold stocks held by governments, financial institutions, industrial organizations and private individuals make up the annual gold supply. Based on public information available, for the years 2013 and 2014, mine production has averaged over 70% of the annual gold supply.

Gold Price.  The following table presents the annual high, low and average daily afternoon fixing prices for gold over the past ten years on the London Bullion Market ($/ounce):

Year	High	Low	Average
2005	$536	$411	$444
2006	$725	$525	$604
2007	$841	$608	$695
2008	$1,011	$713	$872
2009	$1,213	$810	$972
2010	$1,421	$1,058	$1,225
2011	$1,895	$1,319	$1,572
2012	$1,792	$1,540	$1,669
2013	$1,694	$1,192	$1,411
2014	$1,385	$1,142	$1,266
2015 (through February 11, 2015)	$1,296	$1,172	$1,250

Source: London Bullion Market Association

On February 11, 2015, the afternoon fixing gold price on the London Bullion Market was $1,224 per ounce.

We generally sell our gold at the prevailing market price during the month in which the gold is delivered to the buyers. We recognize revenue from a sale when the price is determinable, the gold has been delivered, the title has been transferred and collection of the sales price is reasonably assured.

Copper

General.  We had consolidated copper production of 271 million pounds (191 million attributable pounds) in 2014, 262 million pounds (179 million attributable pounds) in 2013 and 254 million pounds (173 million attributable pounds) in 2012. Copper sales are in the form of concentrate that is sold to smelters for further treatment and refining, and cathode. For 2014, 2013 and 2012, 10%, 9% and 9%, respectively, of our Sales were attributable to copper.

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

Copper Supply.  A combination of mine production and recycled scrap material make up the annual copper supply. Mine production in 2013 and 2014 has accounted for over 80% of total refined production.

NEWMONT MINING CORPORATION

Copper Price.  The copper price is quoted on the London Metal Exchange in terms of dollars per metric ton of high grade copper. The following table presents the dollar per pound equivalent of the annual high, low and average daily prices of high grade copper on the London Metal Exchange over the past ten years ($/pound):

Year	High	Low	Average
2005	$2.11	$1.39	$1.67
2006	$3.99	$2.06	$3.05
2007	$3.77	$2.37	$3.24
2008	$4.08	$1.26	$3.15
2009	$3.33	$1.38	$2.36
2010	$4.38	$2.75	$3.43
2011	$4.62	$3.05	$4.00
2012	$3.96	$3.30	$3.61
2013	$3.75	$3.01	$3.33
2014	$3.36	$2.89	$3.11
2015 (through February 11, 2015)	$2.87	$2.46	$2.62

Source: London Metal Exchange

On February 11, 2015, the high grade copper closing price on the London Metal Exchange was $2.54 per pound.

We generally sell our copper concentrate based on the monthly average market price for the third month following the month in which the delivery to the smelter takes place. We recognize revenue from a sale when the price is determinable, the concentrate has been loaded on a vessel or received by the smelter, the title has been transferred and collection of the sales price is reasonably assured. For revenue recognition, we use a provisional price based on the average prevailing market price during the two week period prior to completion of vessel loading. The copper concentrate is marked to market through earnings as an adjustment to revenue until final settlement.

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

At Batu Hijau, ore containing copper and gold is crushed to a coarse size at the mine and then transported from the mine via conveyor to a concentrator, where it is finely ground and then treated by successive stages of flotation, resulting in a copper/gold

NEWMONT MINING CORPORATION

concentrate containing approximately 26% to 29% copper. The concentrate is dewatered and stored for loading onto ships for transport to smelters.

At Boddington and Phoenix, ore containing copper and gold is crushed to a coarse size at the mine and then transported via conveyor to a process plant, where it is further crushed and then finely ground as a slurry. The ore is initially treated by successive stages of flotation resulting in a copper/gold concentrate containing approximately 15% to 20% copper. Flotation concentrates are also processed via a gravity circuit to recover fine liberated gold and then dewatered and stored for loading onto ships or rail for transport to smelters. The flotation tailings have a residual gold content that is recovered in a carbon-in-leach circuit.

In addition, at Phoenix, copper heap leaching is performed on copper oxide ore and enriched copper sulfide ore to produce copper cathodes. Heap leaching is accomplished by stacking uncrushed ore onto synthetically lined pads where it is contacted with a dilute sulfuric acid solution thus leaching the acid soluble minerals into a copper sulfate solution. The copper sulfate solution is then collected and pumped to the solvent extraction (“SX”) plant. The SX process consists of two steps. During the first step, the copper is extracted into an organic solvent solution. The loaded organic solution is then pumped to the second step where copper is stripped with a strong acid solution before being sent through the electrowinning (“EW”) process. Cathodes produced in electrowinning are 99.99% copper.

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

Gold, Copper and Silver Reserves

At December 31, 2014, we had 82.2 million attributable ounces of proven and probable gold reserves. We increased proven and probable reserves by 1.8 million ounces, depleted 5.5 million ounces and divested 2.5 million ounces during 2014. Reserves at December 31, 2014 were calculated at a gold price assumption of $1,300, A$1,415 or NZ$1,735 per ounce. A reconciliation of the changes in attributable proven and probable gold reserves during the past three years is as follows:

	2014	2013	2012
(millions of ounces)
Opening balance	88.4	99.2	98.8
Depletion	(5.5)	(6.2)	(6.2)
Revisions and additions, net (1)	1.8	(4.6)	5.5
Acquisitions (2)	-	-	1.1
Divestments (3)	(2.5)	-	-
Closing balance	82.2	88.4	99.2

A reconciliation of the changes in attributable proven and probable gold reserves for 2014 by region is as follows:

	North	South	Australia/
	America	America	New Zealand	Indonesia	Africa
(millions of ounces)
Opening balance	33.2	13.0	21.5	3.4	17.3
Depletion	(1.8)	(0.7)	(2.0)	(0.1)	(0.9)
Revisions and additions, net (1)	0.4	0.6	0.6	-	0.2
Divestments(3)	(2.0)	(0.2)	(0.3)	-	-
Closing balance	29.8	12.7	19.8	3.3	16.6

(1)

Revisions and additions are due to reserve conversions, optimizations, model updates, metal price changes and updated operating costs and recoveries. There was no change in the gold price assumption in 2014. The impact of the change in

NEWMONT MINING CORPORATION

gold price assumption on reserve additions was approximately (2.5) million and 1.5 million ounces in 2013 and 2012, respectively. The gold price assumption was $1,300 per ounce in 2014 and 2013, and $1,400 per ounce in 2012.

(2)	In 2012, we completed a positive feasibility study on Merian and our interest increased from 50% to 80%. In 2012, we also increased our interest in Regis Resources Ltd. from 16.85% to 19.75%.
(3)

Divestments are related to the sales of Midas, Jundee and La Herradura as well as decreases in our interests. We decreased our interest in Regis Resources Ltd. from 19.52% in 2013 to 19.45% in 2014. We also decreased our interest in Merian from 80% in 2013 to 75% in 2014.

At December 31, 2014, we had 7,930 million attributable pounds of proven and probable copper reserves. We increased proven and probable reserves by 60 million pounds and depleted 260 million pounds during 2014. Reserves at December 31, 2014 were calculated at a copper price of $3.00 or A$3.25 per pound. A reconciliation of the changes in attributable proven and probable copper reserves during the past three years is as follows:

	2014	2013	2012
(millions of pounds)
Opening balance	8,130	9,510	9,720
Depletion	(260)	(230)	(270)
Revisions and additions, net (1)	60	(1,150)	60
Closing balance	7,930	8,130	9,510

A reconciliation of changes in attributable proven and probable copper reserves for 2014 by region is as follows:

	North	South	Australia/
	America	America	New Zealand	Indonesia
(millions of pounds)
Opening balance	1,650	1,690	1,490	3,300
Depletion	(62)	-	(98)	(100)
Revisions and additions, net (1)	142	-	(32)	(50)
Closing balance	1,730	1,690	1,360	3,150

(1)

Revisions and additions are due to reserve conversions, optimizations, model updates, metal price changes and updated operating costs and recoveries. There was no change in the copper price assumption in 2014. The impact of the change in copper price assumption on reserve additions was (520) million and 75 million pounds in 2013 and 2012, respectively. The copper price assumption was $3.00 per pound in 2014 and 2013, and $3.25 per pound in 2012.

Silver reserves are generally a by-product of gold and/or copper reserves, with significant enough levels to be estimated and included in calculations for mine planning and operations. At December 31, 2014, we had 144 million ounces of attributable proven and probable silver reserves. We reduced proven and probable reserves by 1.6 million ounces, depleted 5.2 million ounces and divested 2.6 million ounces during 2014. Reserves at December 31, 2014 were calculated at a silver price of $20.00 per ounce. A reconciliation of the changes in proven and probable silver reserves during the past three years is as follows:

	2014	2013	2012
(millions of ounces)
Opening balance	153.0	185.8	195.0
Depletion	(5.2)	(8.7)	(17.2)
Revisions and additions, net (1)	(1.6)	(24.1)	8.0
Divestments (2)	(2.6)	-	-
Closing balance	143.6	153.0	185.8

NEWMONT MINING CORPORATION

A reconciliation of the changes in attributable proven and probable silver reserves for 2014 by region is as follows:

	North	South
	America	America	Indonesia
(millions of ounces)
Opening balance	83.1	58.2	11.7
Depletion	(3.5)	(1.4)	(0.3)
Revisions and additions, net (1)	1.6	(3.0)	(0.2)
Divestments (2)	(2.6)	-	-
Closing balance	78.6	53.8	11.2

(1)

Revisions and additions are due to reserve conversions, optimizations, model updates, metal price changes and updated operating costs and recoveries. There was no change in the silver price assumption in 2014. The impact of the change in silver price assumption on reserve additions was (25) million and 6.9 million ounces in 2013 and 2012, respectively. The silver price assumption was $20 per ounce in 2014 and 2013, and $30 per ounce in 2012.

(2)	Divestments are related to the sale of Midas in 2014.

Our exploration efforts are directed to the discovery of new mineralized material and converting it into proven and probable reserves. We conduct near-mine exploration around our existing mines and greenfields exploration in other regions globally. Near-mine exploration can result in the discovery of additional deposits, which may receive the economic benefit of existing operating, processing, and administrative infrastructures. In contrast, the discovery of mineralization through greenfields exploration efforts will require capital investment to build a stand-alone operation. Our Exploration expense was $164, $247 and $356 in 2014, 2013 and 2012, respectively.

For additional information, see Item 2, Properties, Proven and Probable Reserves.

Licenses and Concessions

Other than operating licenses for our mining and processing facilities, there are no third party patents, licenses or franchises material to our business. In many countries, however, we conduct our mining and exploration activities pursuant to concessions granted by, or under contract with, the host government. These countries include, among others, Australia, Canada, Ghana, Indonesia, New Zealand, Peru and Suriname. The concessions and contracts are subject to the political risks associated with foreign operations. See Item 1A, Risk Factors, below. For a more detailed description of our Indonesian Contract of Work, see Item 2, Properties, below.

Condition of Physical Assets and Insurance

Our business is capital intensive and requires ongoing capital investment for the replacement, modernization or expansion of equipment and facilities. For more information, see Item 7, Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations and Liquidity and Capital Resources, below.

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

NEWMONT MINING CORPORATION

We conduct our operations so as to protect public health and the environment and believe our operations are in compliance with applicable laws and regulations in all material respects. Each operating mine has a reclamation plan in place that meets all applicable legal and regulatory requirements. At December 31, 2014, $1,497 was accrued for reclamation costs relating to current or recently producing properties.

We are involved in several matters concerning environmental obligations associated with former, primarily historic, mining activities. Generally, these matters concern developing and implementing remediation plans at the various sites. Based upon our best estimate of our liability for these matters, $192 was accrued at December 31, 2014 for such obligations associated with properties previously owned or operated by us or our subsidiaries. The amounts accrued for these matters are reviewed periodically based upon facts and circumstances available at the time.

For a discussion of the most significant reclamation and remediation activities, see Item 7, Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations, and Notes 4 and 29 to the Consolidated Financial Statements, below.

In addition to legal and regulatory compliance, we have developed complementary programs to guide our Company toward achieving transparent and sustainable environmental and socially responsible performance objectives. Evidencing our management’s commitment towards these objectives, our corporate headquarters are located in an environmentally sustainable, LEED, gold-certified building. We are committed to managing climate change related risks and responsibly managing our greenhouse gas emissions. We have publicly reported our greenhouse gas emissions since 2004 to the Carbon Disclosure Project. Our greenhouse gas emissions are independently verified to satisfy all the requirements for emissions reporting under ISO International Standard 14064-3:2006. We actively participate in the International Council on Mining and Metals (“ICMM”) and are committed to the ICMM’s 10 Principles of Sustainable Development and its commitment to implement the UN Global Compact's 10 principles on human rights, bribery and corruption, labor and the environment. In 2014, all Newmont operated sites maintained their certification as ISO 14001 compliant, except for Akyem in Ghana. Akyem began production in late 2013 and is currently working through the process to achieve their ISO 14001 certification by no later than 2016. We transparently report on our sustainability performance in accordance with the Global Reporting Initiative “GRI” guidelines, including the Mining and Metals Sector Supplement to meet the requirements of GRI Application Level A+. As a result of our efforts, we continue to achieve milestones, such as being the first gold company listed on the Dow Jones Sustainability World Index (“DJSWI”), remaining a member of DJSWI for eight consecutive years, and striving for International Cyanide Management Code certification at all Newmont operated sites that use cyanide for ore processing.  As of the end of 2014, all of our relevant sites were certified, or in the process for re-certification by independent auditors except for the Emigrant mine in Nevada. Emigrant began operations in 2012 and is currently working through the process to achieve their initial Cyanide Code certification within the requisite three-year Code timeframe.

Health and Safety

We conduct our operations so as to protect the health and safety (“H&S”) of our employees and contractors and believe our operations are in compliance with applicable laws and regulations in all material respects.  In addition, the Company has established Health & Safety Management and Technical Standards that in most cases exceed the regulatory requirements in the jurisdictions in which we operate.  The quality of our Health & Safety Management System is audited on a bi-annual basis as part of our assurance and governance process.

In early 2013, Newmont set a five-year target to lead the industry in H&S performance as measured by zero fatalities and the lowest Total Recordable Injury Frequency Rate and Occupational Illness Rate among its peers in the ICMM.  To achieve our five-year target and embed a culture of Zero Harm, Newmont has centered its H&S activities on four key focus areas:  health and safety leadership, fatality prevention, behaviors and engagement, and occupational health and wellness.  The energy of our leaders and workforce is being harnessed through a number of strategic initiatives.  Visible felt leadership is being demonstrated through Safety Shares, Personal Safety Plans and Safety Interactions in the field.  Our workforce has been engaged through Newmont’s Safety Journey programs (My Safety Journey, Vital Behaviors and Leadership Coaching) toward providing the leadership competencies and the focus on individual contributions as safety leaders.  Other programs are targeting improvements in effectiveness of critical controls, H&S data management systems, industrial hygiene and wellness.

Externally we strive to help improve the overall safety performance of the mining industry and actively participate in the ICMM Health & Safety Committee, the Mining Safety Round Table, the National Mining Association’s CORESafety program, Earth Moving Equipment Safety Round Table and other industry bodies promoting H&S in mining.

NEWMONT MINING CORPORATION

Employees and Contractors

Approximately 13,700 people were employed by Newmont at December 31, 2014. In addition, approximately 15,100 people were working as contractors in support of Newmont’s operations at December 31, 2014.

Forward-Looking Statements

Certain statements contained in this report (including information incorporated by reference) are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are intended to be covered by the safe harbor provided for under these sections. Words such as “expect(s),” “feel(s),” “believe(s),” “will,” “may,” “anticipate(s),” “estimate(s),” “should,” “intend(s)” and similar expressions are intended to identify forward-looking statements. Our forward-looking statements may include, without limitation:

●	Estimates regarding future earnings and the sensitivity of earnings to gold and other metal prices;
●	Estimates of future mineral production and sales;
●	Estimates of future production costs, other expenses and taxes for specific operations;
●	Estimates of future cash flows and the sensitivity of cash flows to gold and other metal prices;
●	Estimates of future capital expenditures, construction, production or closure activities and other cash needs, for specific operations, and expectations as to the funding or timing thereof;
●

Estimates as to the projected development of certain ore deposits, including  our project pipeline, and statements relating to the timing of investment decisions and development, the costs of such development and other capital costs, financing plans for these deposits and expected production commencement dates;

●	Estimates of reserves and statements regarding future exploration results and reserve replacement and the sensitivity of reserves to metal price changes;
●	Statements regarding the availability of, and terms and costs related to, future borrowing, debt repayment and financing;
●	Estimates regarding future exploration expenditures, results and reserves and mineralized material;
●	Statements regarding fluctuations in financial and currency markets;
●	Estimates regarding potential cost savings, productivity, operating performance and ownership and cost structures;
●	Expectations regarding the completion and timing of acquisitions or divestitures and projected synergies and costs associated with acquisitions;
●	Expectations regarding the start-up time, design, mine life, production and costs applicable to sales and exploration potential of our projects;
●	Statements regarding our hedge and derivative standards, practices and positions;
●	Statements regarding the future status of our Investment Agreement in Ghana;
●	Statements regarding the outcome of negotiations relating to the amendment to the Contract of Work in Indonesia and export approvals;
●	Statements regarding political, economic or governmental conditions and environments;
●	Statements regarding future transactions;
●	Statements regarding the impacts of changes in the legal and regulatory environment in which we operate;
●	Estimates of future costs and other liabilities for certain environmental matters;
●	Estimates of income taxes; and
●	Estimates of pension and other post-retirement costs.

NEWMONT MINING CORPORATION

Where we express an expectation or belief as to future events or results, such expectation or belief is expressed in good faith and believed to have a reasonable basis. However, our forward-looking statements are subject to risks, uncertainties and other factors, which could cause actual results to differ materially from future results expressed, projected or implied by those forward-looking statements. Such risks include, but are not limited to:

●	The price of gold, copper and other commodities;
●	The cost of operations;
●	Currency fluctuations;
●	Geological and metallurgical assumptions;
●	Operating performance of equipment, processes and facilities;
●	Labor relations;
●	Timing of receipt of necessary governmental permits or approvals;
●	Domestic and foreign laws or regulations, particularly relating to changes in environment and mining in various jurisdictions;
●	Changes in tax laws and royalty agreements;
●	Domestic and international economic and political conditions, including the risks related to our Batu Hijau operations and our Conga and Merian projects;
●	Our ability to obtain or maintain necessary financing; and
●	Other risks and hazards associated with mining operations.

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

Available Information

Newmont maintains a website at www.newmont.com, and makes available, through the Investor Relations section of the website, its Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Section 16 filings and all amendments to those reports, as soon as reasonably practicable after such material is electronically filed with the Securities and Exchange Commission (“SEC”). Certain other information, including Newmont’s Corporate Governance Guidelines, the charters of key committees of its Board of Directors and its Code of Conduct are also available on the website.

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

Our business is dependent on the prices of gold and copper, which fluctuate on a daily basis and are affected by numerous factors beyond our control. Factors tending to influence prices include:

●	Gold sales, purchases or leasing by governments and central banks;
●	Speculative short positions taken by significant investors or traders in gold or copper;

NEWMONT MINING CORPORATION

●	The relative strength of the U.S. dollar;
●	The monetary policies employed by the world’s major Central Banks;
●	The fiscal policies employed by the world’s major industrialized economies;
●	Expectations of the future rate of inflation;
●	Interest rates;
●	Recession or reduced economic activity in the United States, China, India and other industrialized or developing countries;
●	Decreased industrial, jewelry or investment demand;
●	Increased import and export taxes;
●	Increased supply from production, disinvestment and scrap;
●	Forward sales by producers in hedging or similar transactions; and
●	Availability of cheaper substitute materials.

Any decline in our realized gold or copper price adversely impacts our revenues, net income and operating cash flows, particularly in light of our strategy of not engaging in hedging transactions with respect to gold or copper sales. We have recorded asset write-downs in the past and may experience additional write-downs as a result of lower gold or copper prices in the future.

In addition, sustained lower gold or copper prices can:

●	Reduce revenues further through production declines due to cessation of the mining of deposits, or portions of deposits, that have become uneconomic at sustained lower gold or copper prices;
●

Reduce or eliminate the profit that we currently expect from ore stockpiles and ore on leach pads and increase the likelihood and amount that the Company might be required to record as an impairment charge related to the carrying value of its stockpiles;

●	Halt or delay the development of new projects;
●	Reduce funds available for exploration and advanced projects with the result that depleted reserves may not be replaced; and
●	Reduce existing reserves by removing ores from reserves that can no longer be economically processed at prevailing prices.

Also see the discussion in Item 1, Business, Gold or Copper Price.

We may be unable to replace gold and copper reserves as they become depleted.

Gold and copper producers must continually replace reserves depleted by production to maintain production levels over the long term and provide a return on invested capital. Depleted reserves can be replaced in several ways, including expanding known ore bodies, by locating new deposits, or acquiring interests in reserves from third parties. Exploration is highly speculative in nature, involves many risks and uncertainties and is frequently unsuccessful in discovering significant mineralization. Accordingly, our current or future exploration programs may not result in new mineral producing operations. Even if significant mineralization is discovered, it will likely take many years from the initial phases of exploration until commencement of production, during which time the economic feasibility of production may change.

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

NEWMONT MINING CORPORATION

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

The reserves stated in this report represent the amount of gold and copper that we estimated, at December 31, 2014, could be economically and legally extracted or produced at the time of the reserve determination. Estimates of proven and probable reserves are subject to considerable uncertainty. Such estimates are, to a large extent, based on the prices of gold and copper and interpretations of geologic data obtained from drill holes and other exploration techniques. Producers use feasibility studies to derive estimates of capital and operating costs based upon anticipated tonnage and grades of ore to be mined and processed, the predicted configuration of the ore body, expected recovery rates of metals from the ore, the costs of comparable facilities, the costs of operating and processing equipment and other factors. Actual operating and capital cost and economic returns on projects may differ significantly from original estimates. Further, it may take many years from the initial phases of exploration until commencement of production, during which time, the economic feasibility of production may change.

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

We could have significant increases in capital and operating costs over the next several years in connection with the development of new projects in challenging jurisdictions and in the sustaining and/or expansion of existing mining and processing operations. Costs associated with capital expenditures have escalated on an industry-wide basis over the last several years, as a result of factors beyond our control, including the prices of steel and other commodities and labor, as well as the demand for certain mining and processing equipment. Increased capital expenditures may have an adverse effect on the profitability of and cash flow generated from existing operations, as well as the economic returns anticipated from new projects.

NEWMONT MINING CORPORATION

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

Our decision to develop a project is typically based on the results of feasibility studies, which estimate the anticipated economic returns of a project. The actual project profitability or economic feasibility may differ from such estimates as a result of any of the following factors, among others:

●	Changes in tonnage, grades and metallurgical characteristics of ore to be mined and processed;
●	Changes in input commodity and labor costs;
●	The quality of the data on which engineering assumptions were made;
●	Adverse geotechnical conditions;
●	Availability of adequate and skilled labor force;
●	Availability, supply and cost of water and power;
●	Fluctuations in inflation and currency exchange rates;
●	Availability and terms of financing;
●	Delays in obtaining environmental or other government permits or approvals or changes in the laws and regulations related to our operations or project development;
●	Changes in tax laws, the laws and/or regulations around royalties and other taxes due to the regional and national governments and royalty agreements;
●	Weather or severe climate impacts, including without limitation, prolonged or unexpected precipitation and/or sub-zero temperatures; and
●	Potential delays relating to social and community issues, including, without limitation, issues resulting in protests, road blockages or work stoppages.

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

The exploration for natural resources and the development and production of mining operations are activities that involve a high level of uncertainty. These can be difficult to predict and are often affected by risks and hazards outside of our control. These factors include, but are not limited to:

●	Environmental hazards, including discharge of metals, concentrates, pollutants or hazardous chemicals;
●

Industrial accidents, including in connection with the operation of mining transportation equipment, milling equipment and/or conveyor systems and accidents associated with the preparation and ignition of large-scale blasting operations, milling, processing and transportation of chemicals, explosions or other materials;

●	Surface or underground fires or floods;
●	Unexpected geological formations or conditions (whether in mineral or gaseous form);
●	Ground and water conditions;
●	Fall-of-ground accidents in underground operations;
●	Failure of mining pit slopes and tailings dam walls;
●	Seismic activity; and

NEWMONT MINING CORPORATION

●	Other natural phenomena, such as lightning, cyclonic or tropical storms, floods or other inclement weather conditions.

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

NEWMONT MINING CORPORATION

In addition, the United States Environmental Protection Agency (“EPA”) is currently seeking to regulate as hazardous waste under the Resource Conservation and Recovery Act (“RCRA”) process solution streams derived from core beneficiation operations, such as our roasting operations, in Nevada. Historically, such streams have been considered exempt from RCRA and have been regulated by the Nevada Division of Environmental Protection. The regulation of these streams as hazardous waste under RCRA could subject us to civil and criminal penalties for past practices.

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

A number of governments or governmental bodies have introduced or are contemplating regulatory changes in response to the potential impacts of climate change that are viewed as the result of emissions from the combustion of carbon-based fuels. At the 18th Conference of the Parties (COP) to the United Nations Framework Convention on Climate Change held in 2012, Parties to the Kyoto Protocol agreed to a second commitment period of emissions reductions from 1 January 2013 to 31 December 2020, which takes the form of an amendment to the Protocol. The 37 countries with binding targets in the second commitment period include Australia, and all members of the European Union. Several Annex I Parties who participated in Kyoto's first-round have not taken on new targets in the second commitment period, including Japan, New Zealand, and Russia. Other Annex I Parties without second-round targets are the United States (which never became a member to the Kyoto Protocol) and Canada (which withdrew from the Kyoto Protocol effective 2012).

Some of the countries in which we operate have implemented, and are developing, laws and regulations related to climate change and greenhouse gas emissions. In December 2009, the EPA issued an endangerment finding under the U.S. Clean Air Act that

NEWMONT MINING CORPORATION

current and projected concentrations of certain mixed greenhouse gases, including carbon dioxide, in the atmosphere threaten the public health and welfare. Regulations have been adopted and additional laws or regulations may be promulgated in the U.S. to address the concerns raised by such endangerment finding. To date, U.S. regulations do not impose carbon tax on our operations but may in the future. Australia passed the Clean Energy Act in 2011 that sets up a mechanism to mitigate climate change by imposing a “carbon tax” on greenhouse gas emissions and encourage investment in clean energy, which had the potential to impact our Australian operations. However, the Australian Clean Energy Act was subsequently repealed, thereby removing the related “carbon tax”. The current legislation, Direct Action, remains to be defined and it is currently unclear if it will have a cost impact on our business.

Legislation and increased regulation and requirements regarding climate change could impose increased costs on us, our venture partners and our suppliers, including increased energy, capital equipment, environmental monitoring and reporting and other costs to comply with such regulations. In June 2014, the EPA proposed new rules for existing power plants under Section 111(d) of the Clean Act that would require, if the proposed rules are enacted as currently drafted, the decommissioning or conversion to natural gas of the TS Power Plant in Nevada by 2020. Final rules are expected in 2015. Until the timing, scope and extent of any future requirements becomes known, we cannot predict the effect on our financial condition, financial position, results of operations and ability to compete.

The potential physical impacts of climate change on our operations are highly uncertain, and would be particular to the geographic circumstances in areas in which we operate. These may include changes in rainfall and storm patterns and intensities, water shortages, changing sea levels and changing temperatures. Operations that rely on national hydro-electric grid power can be adversely affected by drought resulting in power load-shedding and lost production. These impacts may adversely impact the cost, production and financial performance of our operations.

Our operations are subject to risks of doing business.

Exploration, development, production and mine closure activities are subject to regional, political, economic, community and other risks of doing business, including:

●

Disadvantages of competing against companies from countries that are not subject to the rigorous laws and regulations of the U.S. or other jurisdictions, including without limitation, the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act and the Dodd-Frank Act;

●	Changes in laws or regulations;
●

Royalty and tax increases or claims, including retroactive increases and claims and requests to renegotiate terms of existing investment agreements, contracts of work, leases, royalties and taxes, by governmental entities, including such increases, claims and/or requests by the governments of Australia, Ghana, Indonesia, New Zealand, Peru, Suriname, the U.S. and the State of Nevada;

●	Increases in training and other costs and challenges relating to requirements by governmental entities to employ the nationals of the country in which a particular operation is located;
●	Delays in obtaining or renewing collective bargaining or certain labor agreements;
●

Delays in obtaining or renewing, or the inability to obtain, maintain or renew, necessary governmental permits, mining or operating leases and other agreements and/or approvals, such as the ratification of the Akyem mining lease.

●	Claims for increased mineral royalties or ownership interests by local or indigenous communities;
●	Expropriation or nationalization of property;
●	Currency fluctuations, particularly in countries with high inflation;
●	Foreign exchange controls;
●

Restrictions on the ability of local operating companies to sell gold offshore for U.S. dollars, or on the ability of such companies to hold U.S. dollars or other foreign currencies in offshore bank accounts;

●	Import and export regulations, including restrictions on the export of gold and/or copper;
●

Increases in costs relating to, or restrictions or prohibitions on, the use of ports for concentrate storage and shipping, such as in relation to our Boddington and Batu Hijau operations where use of alternative ports is not currently economically feasible or in relation to our ability to procure economically feasible ports for developing projects;

NEWMONT MINING CORPORATION

●	Restrictions on the ability to pay dividends offshore or to otherwise repatriate funds;
●	Risk of loss due to civil strife, acts of war, guerrilla activities, insurrection and terrorism;
●	Risk of loss due to criminal activities such as trespass, local artisanal or illegal mining, theft and vandalism;
●	Risk of loss due to disease and other potential endemic health issues, such as Ebola;
●	Disadvantage and risk of loss due to the limitations of certain local health systems and infrastructure to contain diseases and potential endemic health issues;
●	Risk of loss due to inability to access our properties or operations;
●

Disadvantages relating to submission to the jurisdiction of foreign courts or arbitration panels or enforcement or appeals of judgments at foreign courts or arbitration panels against a sovereign nation within its own territory; and

●

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

We operate in certain jurisdictions that have experienced governmental and private sector corruption to some degree, and, in certain circumstances, strict compliance with anti-bribery laws may conflict with certain local customs and practices. For example, the U.S. Foreign Corrupt Practices Act and anti-bribery laws in other jurisdictions, including the U.K. Bribery Act, generally prohibit companies and their intermediaries from making improper payments for the purpose of obtaining or retaining business or other commercial advantage. Our Code of Conduct and other corporate policies mandate compliance with these anti-bribery laws, which often carry substantial penalties. There can be no assurance that Newmont’s internal control policies and procedures always will protect it from recklessness, fraudulent behavior, dishonesty or other inappropriate acts committed by the Company’s affiliates, employees or agents. As such, our corporate policies and processes may not prevent all potential breaches of law or other governance practices. Violations of these laws, or allegations of such violations, could lead to civil and criminal fines and penalties, litigation, and loss of operating licenses or permits, and may damage the Company’s reputation, which could have a material adverse effect on our business, financial position and results of operations or cause the market value of our common shares to decline.

Our Batu Hijau operation in Indonesia is subject to political and economic risks.

We have a substantial investment in Indonesia, a nation that since 1997 has undergone periods of financial crises and currency devaluation, outbreaks of political and religious violence and acts of terrorism, changes in national leadership, devolution of authority to regional governments, and the secession of East Timor, one of its former provinces. These factors heighten the risk of abrupt changes in the national policy toward foreign investors, which in turn could result in unilateral modification of concessions or contracts, regulatory changes that impose greater financial burdens, increased taxation and royalties (at both the national and regional level), denial of permits or permit renewals or expropriation of assets. In 2014, elections for the president of Indonesia and the national parliament were held and the new administration’s policies pertaining to foreign investment remain under development. In regard to issues of resource nationalism, certain government officials and members of parliament may have a preference for government or domestic company ownership of Indonesia’s mineral assets and mining operations, and the government has advocated policies intended to result in development of additional in-country processing and refining of minerals mined in Indonesia and restrictions on exportation, including the smelting and refining and exportation of copper concentrates.

Most recently, in 2014, the Indonesian government issued new regulations pertaining to the export of copper concentrate that contain potentially restrictive conditions in respect of obtaining an export permit and impose a new export duty. The 2009 mining law preserves the validity of PT Newmont Nusa Tenggara’s (“PTNNT,” the entity operating the Batu Hijau mine) Contract of Work (the investment agreement entered into by PTNNT and the Indonesian government in 1986, which includes the right to export copper concentrates and a prohibition against new taxes, duties, and levies), and the Company believes and contended that these 2014 regulations were contrary to the Contract of Work. After PTNNT’s Batu Hijau mine was shut down in June 2014 due to an inability to export copper concentrate and PTNNT and its majority shareholder filed for international arbitration, PTNNT and the government entered into a Memorandum of Understanding in September 2014 in which, among other things, PTNNT agreed to pay higher

NEWMONT MINING CORPORATION

royalties and certain export duties and the government agreed to issue permits to allow PTNNT to export and sell copper concentrates. The government then issued a six month export permit that expires in mid March 2015. PTNNT is working with the government to amend its Contract of Work to resolve ongoing issues pertaining to in-country smelting and refining and export of copper concentrate. However, due to the limited smelting and refining capacity in Indonesia, the 2014 regulations could result in the inability to export copper concentrate or additional financial obligations, which could adversely impact our future operating and financial results.

Violence committed by radical elements in Indonesia and other countries and U.S. involvement in conflicts in the Middle East, may increase the risk that foreign operations owned by U.S. companies will be the target of violence. If our Batu Hijau operation were so targeted it could have an adverse effect on our business.

Our Batu Hijau operation faced demonstrations by the local community in 2011 relating to a worker recruitment process, including protests and roadblocks. We cannot predict whether similar or more significant incidents will occur and the recurrence of significant opposition from the local community could disrupt mining activities and, thereby, adversely affect Batu Hijau’s assets and operations. Batu Hijau also faced temporary work stoppages in 2011 and 2012, and the operation’s collective bargaining agreement with the workforce expired at the end of 2014 and negotiations for a new agreement are ongoing. Indonesia has seen greater worker and union activism in recent times, and a strike or protracted labor agreement negotiation could adversely affect Batu Hijau’s operations.

We are required to apply for renewals of certain key permits related to Batu Hijau. For example, PTNNT utilizes a submarine tailings placement (“STP”) system. The STP system is operated pursuant to a permit from the government of Indonesia that was renewed in 2011. The inability to renew the STP permit, the export permit or other key permits would be expected to adversely impact Batu Hijau operations and may adversely impact our future operating and financial results.

Our ownership interest in Batu Hijau has been reduced in accordance with the Contract of Work issued by the Indonesian Government and future reductions in our interest in PTNNT may result in our loss of control over the Batu Hijau operations.

We currently have a 31.5% direct ownership interest in PTNNT, held through Nusa Tenggara Partnership B.V. (“NTPBV”), which is owned with an affiliate of Sumitomo Corporation of Japan (“Sumitomo”). We have a 56.25% interest in NTPBV and a Sumitomo affiliate holds the remaining 43.75%. NTPBV in turn owns 56% of PTNNT, the Indonesian subsidiary that owns Batu Hijau. In December 2009, Newmont entered into a transaction with P.T. Pukuafu Indah (“PTPI”), an unrelated non-controlling shareholder in PTNNT, whereby we agreed to advance certain funds to PTPI in exchange for (i) a pledge of PTPI’s 20% shareholding in PTNNT; (ii) an assignment of dividends payable on the shares, net of withholding tax; (iii) a commitment to support the application of our standards to the operation of the Batu Hijau mine; and (iv) as of September 16, 2011, powers of attorney to vote and sell the PTNNT shares (only as further security for the financing arrangement in support of the pledge, and only enforceable in an event of default). On June 25, 2010, PTPI completed the sale of approximately a 2.2% interest in PTNNT to PT Indonesia Masbaga Investama (“PTIMI”), and, to effectuate PTPI’s desire to sell the shares, Newmont entered into a transaction with PTIMI whereby we agreed to advance certain funds to PTIMI in exchange for (i) a pledge of PTIMI’s 2.2% shareholding in PTNNT; (ii) an assignment of dividends payable on the shares, net of withholding tax; and (iii) a commitment to support the application of our standards to the operation of the Batu Hijau mine. Under the terms of the transaction, the Company has no powers of attorney or other right to vote PTIMI’s shares. Based on the above transactions, Newmont recognizes an additional 17% effective economic interest in PTNNT. Combined with Newmont’s 56.25% ownership in NTPBV, Newmont has a 48.5% effective economic interest in PTNNT and continues to consolidate Batu Hijau in its Consolidated Financial Statements.

Under the Contract of Work executed in 1986 between the Indonesian government and PTNNT, 51% of PTNNT’s shares were required to be offered for sale, first, to the Indonesian government or, second, to Indonesian nationals by March 31, 2010. As PTPI owned 20% of PTNNT’s shares at relevant times and an additional 24% stake in PTNNT had previously been divested, a final 7% stake was offered to the Indonesian government in March 2010. On May 6, 2011 we announced that a definitive agreement was signed with an agency of the Indonesian Government’s Ministry of Finance for the sale of the final 7% divestiture stake. Subsequently, a dispute over the legality of the purchase under relevant laws and regulations arose between certain members of parliament and the Ministry of Finance, and the transaction never closed despite NTPBV and the agency repeatedly agreeing to extend the period for satisfying the closing conditions. Upon divestment of the 7% stake, our ownership interest in the Batu Hijau mine’s production, assets and proven and probable reserves would reduce to a 27.5625% direct ownership interest as NTPBV’s ownership interest in PTNNT would reduce to 49%, thus potentially affecting our ability to control the operation at Batu Hijau. We will also continue to hold, however, a 17% effective economic interest in PTNNT through the financing arrangements with existing shareholders described above, and we have identified Variable Interest Entities in connection with our economic interests in PTNNT due to these financing arrangements and shareholder commitments. Therefore, we expect to continue to consolidate PTNNT in our Consolidated Financial

NEWMONT MINING CORPORATION

Statements after the final 7% sale is completed. Loss of effective control over PTNNT operations may result in our deconsolidation of PTNNT for accounting purposes, which would reduce our reported consolidated sales, total assets and operating cash flows. See Note 29 to the Consolidated Financial Statements Item 2 - Properties – Indonesia for more information about the PTNNT share divestiture.

As part of the negotiation of the 2009 divestiture share sale agreements with PT Multi Daerah Bersaing (“PTMDB”), the nominee of the local governments, the parties executed an operating agreement (the “Operating Agreement”), under which each recognizes the rights of Newmont and Sumitomo to apply their operating standards to the management of PTNNT’s operations, including standards for safety, environmental stewardship and community responsibility. The Operating Agreement became effective in February 2010 and will continue for so long as Newmont and Sumitomo collectively own more shares of PTNNT than PTMDB. If the Operating Agreement terminates, then Newmont may lose control over the applicable operating standards for Batu Hijau and will be at risk for operations conducted in a manner that detracts from value or results in safety, environmental or social standards below those adhered to by Newmont and Sumitomo.

The Contract of Work has been and may continue to be the subject of dispute, legal review, or requests for renegotiation by the Indonesian government, and is subject to termination by the Indonesian government if we do not comply with our obligations, which would result in the loss of all or much of the value of Batu Hijau.

The divestiture provisions of the Contract of Work have been the subject of dispute. In 2008, Indonesia’s Ministry of Energy and Mineral Resources (the “MEMR”) alleged that PTNNT breached its divestiture requirements under the Contract of Work and threatened to terminate the Contract of Work if PTNNT did not agree to divest shares in accordance with the direction of the MEMR. The matter was resolved by an international arbitration panel in March 2009. The arbitration decision led to NTPBV divesting 24% of PTNNT’s shares to PTMDB, the party nominated by the MEMR.

Although the Indonesian government has not, since the 2008 arbitration, alleged that PTNNT is in breach of the Contract of Work, future disputes may arise under the Contract of Work. From time to time, some Indonesian government officials have advocated for the elimination of Contracts of Work and could instigate future disputes surrounding the Contract of Work, particularly given that Batu Hijau is a large business operated by a non-Indonesian company. Although any dispute under the Contract of Work is subject to international arbitration, there can be no assurance that we would prevail in any such dispute and any termination of the Contract of Work could result in substantial diminution in the value of our interests in PTNNT. See Note 29 to the Consolidated Financial Statements and Item 2 - Properties – Indonesia for more information about the disputes involving the Contract of Work.

In January 2009, the Indonesian Government passed a new mining law. While the law preserves the validity of the Contract of Work, and therefore, PTNNT’s right to operate Batu Hijau pursuant to the Contract of Work, in January 2014 the Indonesian government issued new regulations pertaining to domestic processing and refining and the export of copper concentrate that contained restrictive conditions for export permits and a new export duty, which regulations conflict with the provisions of the Contract of Work. After PTNNT’s Batu Hijau mine was shut down due to an inability to export copper concentrate and PTNNT and its majority shareholder filed for international arbitration, PTNNT and the government entered into a Memorandum of Understanding in September 2014 that set out a framework for negotiating an amendment to the Contract of Work and in which, among other things, PTNNT agreed to pay higher royalties and certain export duties and the government agreed to grant recommendations and permits necessary to allow PTNNT to export and sell copper concentrates. The government then issued a six-month export permit that expires in mid March 2015. PTNNT and the Indonesian government have not yet reached agreement on terms for an amendment to the Contract of Work and no assurances can be made in respect of the outcome of such negotiations or future permit renewals. Future disputes relating to the Contract of Work or the failure to obtain export permits could impact operating plans at Batu Hijau and adversely impact our future operating and financial results.

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

The Central Government of Peru continued to support responsible mining as a vehicle for the growth and future development of Peru in 2014. However, we are unable to predict whether the Central government will continue to take similar positions in the future. The regional government of Cajamarca and other political parties actively opposed the Conga project and continue to reject the viability of its development. We are unable to predict the positions that will be taken in the future and whether such positions or changes in law will affect Yanacocha or Conga. Such changes may include increased labor regulations, environmental and other regulatory requirements, and additional taxes and royalties, as well as future protests, community demands and road blockages. We cannot predict future positions of either the Central or regional government on foreign investment, mining concessions, land tenure or other regulation. Any change in government positions or laws on these issues could adversely affect the assets and operations of Yanacocha or Conga, which could have a material adverse effect on our results of operations and financial position. Additionally, any inability to continue to develop the Conga project or operate at Yanacocha could have an adverse impact on our growth if we are not able to replace its expected production.

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

The foreign currency that primarily impacts our results of operations is the Australian dollar. We estimate that every $0.10 increase in the U.S. dollar/Australian dollar exchange rate increases annually the U.S. dollar Costs applicable to sales by approximately $77 for each ounce of gold sold from operations in Australia before taking into account the impact of currency hedging. During the majority of 2014, the Australian dollar was relatively weaker than the U.S. dollar compared to 2013. The annual average Australian dollar exchange rate depreciated by approximately 7% from 2014 to 2013. We hedge a portion of our future forecasted Australian dollar denominated operating expenditures to reduce the variability of our Australian dollar exposure. At December 31, 2014 we have hedged 21%, 12%, 8%, and 4% of our forecasted Australian denominated operating costs in 2015, 2016, 2017, and 2018, respectively. Our Australian dollar derivative programs will limit the benefit to Newmont of future decreases, if any, in the U.S. dollar/Australian dollar exchange rates. For additional information, see Item 7, Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations, Results of Consolidated Operations, Foreign Currency Exchange Rates,

NEWMONT MINING CORPORATION

below. For a more detailed description of how currency exchange rates may affect costs, see discussion in Foreign Currency in Item 7A, Quantitative and Qualitative Discussions about Market Risk.

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

There can be no assurance that any rating currently assigned by Standard & Poor’s Rating Services or Moody’s Investors Service to Newmont will remain unchanged for any given period of time or that a rating will not be lowered if, in that rating agency’s judgment, future circumstances relating to the basis of the rating so warrant. If we are unable to maintain our outstanding debt and financial ratios at levels acceptable to the credit rating agencies, or should our business prospects or financial results deteriorate, our ratings could be downgraded by the rating agencies. In November 2013, Standard & Poor’s lowered our credit rating from BBB+ to BBB, and, in June 2014, revised its outlook to negative from stable. In January 2014, Moody’s Investors Service issued a notice that Newmont’s debt had been placed on “Review for possible downgrade”. Subsequently in May 2014, Moody’s Investors Service issued a notice that Newmont’s debt has been downgraded to Baa2 with negative outlook. We cannot make assurances regarding the outcome of the rating agencies future reviews. A downgrade by the rating agencies could adversely affect the value of our outstanding securities, our existing debt and our ability to obtain new financing on favorable terms, if at all, and increase our borrowing costs, which in turn could impair our results of operations and financial position.

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

From time to time, we examine opportunities to make selective acquisitions in order to provide increased returns to our shareholders and to expand our operations and reported reserves and, potentially, generate synergies. The success of any acquisition would depend on a number of factors, including, but not limited to:

●	Identifying suitable candidates for acquisition and negotiating acceptable terms;
●	Obtaining approval from regulatory authorities and potentially Newmont’s shareholders;
●	Maintaining our financial and strategic focus and avoiding distraction of management during the process of integrating the acquired business;
●	Implementing our standards, controls, procedures and policies at the acquired business and addressing any pre-existing liabilities or claims involving the acquired business; and
●	To the extent the acquired operations are in a country in which we have not operated historically, understanding the regulations and challenges of operating in that new jurisdiction.

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

NEWMONT MINING CORPORATION

supply networks. A disruption in the transmission of energy, inadequate energy transmission infrastructure or the termination of any of our energy supply contracts could interrupt our energy supply and adversely affect our operations.

We have periodically experienced power shortages in Ghana resulting primarily from drought, insufficient rainfall or other circumstances, increasing demands for electricity and insufficient hydroelectric or other generating capacity which caused curtailment of production at our Ahafo and Akyem operations. Most recently, in late January 2015, in response to power shortages in Ghana resulting from insufficient rainfall, the Government of Ghana notified the mining industry of the need to reduce power usage, which could result in intermittent and frequent shut downs of operations. The Company is in discussions with the government to explore power conservation alternatives that minimize disruptions to operations, employee incomes and government tax revenues. However, no assurances can be made that an alternative solution will be agreed to. Shut downs or load shedding relating to such power shortages may result in the deferral or curtailment of production at our Ahafo and Akyem operations, impact plant maintenance and impact other fuel availability and costs. The need to use alternative sources of power may result in higher than anticipated costs, which will affect operating costs. Continued power shortages or disruptions and increased costs may adversely affect our results of operations and financial position.

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

NEWMONT MINING CORPORATION

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

Production at our mines is dependent upon the efforts of our employees and, consequently, our maintenance of good relationships with our employees. Due to union activities or other employee actions, we could experience labor disputes, work stoppages or other disruptions in production that could adversely affect us. At December 31, 2014, various unions represented approximately 44% of our employee work force worldwide. There can be no assurance that any future disputes will be resolved without disruptions to operations.

We rely on contractors to conduct a significant portion of our operations and construction projects.

A significant portion of our operations and construction projects are currently conducted in whole or in part by contractors. As a result, our operations are subject to a number of risks, some of which are outside our control, including:

●	Negotiating agreements with contractors on acceptable terms;
●	The inability to replace a contractor and its operating equipment in the event that either party terminates the agreement;
●	Reduced control over those aspects of operations which are the responsibility of the contractor;
●	Failure of a contractor to perform under its agreement;
●	Interruption of operations or increased costs in the event that a contractor ceases its business due to insolvency or other unforeseen events;
●	Failure of a contractor to comply with applicable legal and regulatory requirements, to the extent it is responsible for such compliance; and
●	Problems of a contractor with managing its workforce, labor unrest or other employment issues.

In addition, we may incur liability to third parties as a result of the actions of our contractors. The occurrence of one or more of these risks could adversely affect our results of operations and financial position.

We are subject to litigation and may be subject to additional litigation in the future.

We are currently, and may in the future become, subject to litigation, arbitration or other legal proceedings with other parties. If decided adversely to Newmont, these legal proceedings, or others that could be brought against us in the future, could have a material adverse effect on our financial position or prospects. For a more detailed discussion of pending litigation, see Note 29 to the Consolidated Financial Statements.

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

NEWMONT MINING CORPORATION

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

We recognize the expected future tax benefit from deferred tax assets when the tax benefit is considered to be more likely than not of being realized, otherwise, a valuation allowance is applied against deferred tax assets. Assessing the recoverability of deferred tax assets requires management to make significant estimates related to expectations of future taxable income. Estimates of future taxable income are based on forecasted cash flows from operations and the application of existing tax laws in each jurisdiction. To the extent that future cash flows and taxable income differ significantly from estimates, our ability to realize the deferred tax assets could be impacted. In the future, our estimates could change requiring a valuation allowance or impairment of our deferred tax assets. Additionally, future changes in tax laws could limit our ability to obtain the future tax benefits represented by our deferred tax assets. At December 31, 2014, the Company’s current and long-term deferred tax assets were $240 and $1,790, respectively.

Returns for investments in pension plans are uncertain.

We maintain pension plans for certain employees which provide for specified payments after retirement. The ability of the pension plans to provide the specified benefits depends on our funding of the plans and returns on investments made by the plans. Returns, if any, on investments are subject to fluctuations based on investment choices and market conditions. A sustained period of low returns or losses on investments could require us to fund the pension plans to a greater extent than anticipated. During the second half of 2008 and early 2009, market conditions caused the value of the investments in our pension plans to decrease significantly. As a result, we contributed $53 and $54 to the pension plans in 2014 and 2013, respectively. If future plan investment returns are not sufficient, we may be required to increase the amount of future cash contributions. For a more detailed discussion of the funding status and expected benefit payments to plan participants, see the discussion in Employee-Related Benefits, Note 13 to the Consolidated Financial Statements.

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

Twin Creeks
Turquoise Ridge
Nevada
Phoenix
Carlin
Long Canyon
Merian
Yanacocha
Conga
Nimba
Ahafo
Akyem
Batu Hijau
Tanami
Boddington
KCGM
Waihi
Gold
Gold/Copper
Projects (non-producing)

Production and Development Properties

Newmont’s significant production and development properties are described below. Operating statistics for each region are presented in a table in the next section of Item 2.

North America

We own, or control through long-term mining leases and unpatented mining claims, all of the minerals and surface area within the boundaries of the present Nevada mining operations (except for the Turquoise Ridge joint venture described below). The long-term leases extend for at least the anticipated mine life of those deposits. With respect to a significant portion of the Gold Quarry mine at Carlin, we pay a royalty equivalent to 16.2% of the mineral production. We wholly-own or control the remainder of the Gold Quarry mineral rights, in some cases subject to additional royalties. With respect to certain smaller deposits in Nevada, we are obligated to pay royalties on production to third parties that vary from 1% to 8% of production. The majority of ores processed in Nevada are refractory ores, which require more complex processing. The remaining ores are oxide, which use conventional milling and leaching methods to process.

In Nevada, mining taxes are assessed on up to 5% of net proceeds of a mine. Net proceeds are calculated as the excess of gross yield over direct costs. Gross yield is determined as the value received when minerals are sold, exchanged for anything of value or removed from the state. Direct costs generally include the costs to develop, extract, produce, transport and refine minerals.

All properties in Nevada are primarily accessible by road. Power for the operations is partially supplied by a power plant Newmont built and put into commercial production in 2008. The power generated at that plant is sold to Nevada Energy and then repurchased for the operations to consume. In addition, the operations utilize some power from Wells Rural Electric Company.

NEWMONT MINING CORPORATION

Carlin, Nevada, USA. Carlin operations are located west of the city of Elko on the geologic feature known as the Carlin Trend. We have been mining gold at Carlin since 1965. Carlin’s mining operations consist of four open pits and four underground mines. Higher-grade refractory ores are processed through the roaster (Mill 6), while higher-grade oxide ores are processed by conventional milling and cyanide leaching at Mill 5 and lower-grade material with suitable cyanide solubility is treated on heap leach pads. Carlin’s gold production for 2014 was 907,000 ounces and at December 31, 2014, reported 17.0 million ounces of gold reserves.

Phoenix, Nevada, USA. Phoenix operations are comprised of the Phoenix mine, located 10 miles south of Battle Mountain and the Lone Tree mine, located 20 miles northwest of Battle Mountain. The Phoenix mine is an open pit mine acquired through the Battle Mountain Gold merger and began operations in 2006. The Phoenix mill produces a gravity gold concentrate and a copper/gold flotation concentrate and recovers additional gold from cyanide leaching of the flotation tails. The Phoenix mine also constructed a copper leaching facility and a solvent extraction electrowinning facility to produce copper cathode. Lone Tree consists of residual leaching operations and ongoing reclamation activities. The Phoenix operations produced 211,000 ounces of gold and 46 million pounds of copper in 2014, and at December 31, 2014, reported 5.6 million ounces of gold reserves and 1,730 million pounds of copper reserves.

Twin Creeks, Nevada, USA. The Twin Creeks operations are comprised of the Twin Creeks mine located approximately 15 miles north of Golconda, the Midas mine near the town of the same name and the Turquoise Ridge underground mine located approximately 10 miles from the Twin Creeks mine. The Twin Creeks mine is an open pit mine that began operations in 1987 and was then acquired through the Santa Fe merger. Higher-grade oxide ores are processed by conventional milling and cyanide leaching at the Juniper mill. The autoclaves (Sage) process higher-grade refractory ores and lower-grade material with suitable cyanide solubility is treated on heap leach pads.

On February 10, 2014, the sale of our Midas Operations to Klondex Mines, Ltd was completed and is no longer a component of Twin Creeks operations.

We have a 25% interest in a joint venture with a subsidiary of Barrick Gold Corporation (“Barrick”) in the Turquoise Ridge mine. We report our interest in Turquoise Ridge on a pro rata basis. We have an agreement to provide up to 2,000 tons per day of milling capacity at Twin Creeks to the joint venture. Barrick is the operator of the joint venture. In 2014, gold production of 67,000 ounces was attributable to Newmont from the joint venture.

Gold production for the Twin Creeks operations was 389,000 ounces for 2014, and at December 31, 2014, reported 6.0 million ounces of attributable gold reserves.

Long Canyon, Nevada, USA. The Long Canyon project was acquired in 2012 through the purchase of Fronteer Gold Inc. and is located approximately one hundred miles from the Company’s existing infrastructure at Carlin and we believe provides the potential for significant development and operating synergies. The project has completed the definition stage of development. We have submitted the Environmental Impact Statement (“EIS”) to the Federal and State permitting agencies for approval and we continue to progress the exploration program in the Long Canyon district. An investment decision is expected in early 2015. At December 31, 2014 we reported 1.2 million ounces of gold reserves.

La Herradura, Mexico. We had a 44% interest in the La Herradura joint venture and related gold properties (La Herradura, Soledad-Dipolos and Noche Buena), which are located in the Sonora desert. We completed the sale of our interest to the joint venture partner, Fresnillo PLC, on October 6, 2014. We reported our interest in La Herradura on a pro rata basis. Prior to the sale, La Herradura produced 124,000 attributable ounces of gold in 2014.

South America

The properties of Minera Yanacocha S.R.L. (“MYSRL”) include operations at Yanacocha and the Conga project. We hold a 51.35% interest in MYSRL with the remaining interests held by Compañia de Minas Buenaventura, S.A.A. (“Buenaventura”) (43.65%) and the International Finance Corporation (5%).

MYSRL and a related entity have mining concessions granted by the Peruvian mining authority. Mining concessions grant MYSRL an exclusive and irrevocable right to carry out exploration and exploitation activities within a specified area. MYSRL must obtain the corresponding exploration and exploitation permits as well as the rights over the surface lands. General obligations to keep the concessions in good standing include the payment of an annual license fee and complying with a minimum annual production obligation. For mining concessions granted prior to 2008, if the production obligations are not met by the end of 2028, the mining

NEWMONT MINING CORPORATION

concessions will expire. For mining concessions granted in 2008 or thereafter, if minimum production is not attained by the 20th year from the date of grant, the mining concession will expire. Beginning October 1, 2011, mining companies are subject to a revised royalty and special mining tax, dependent on whether or not a stabilization agreement is in effect. The revised royalty and special mining taxes are based on a sliding scale between 1% to 12%.

Yanacocha, Peru. Yanacocha is located approximately 375 miles (604 kilometers) north of Lima and 30 miles (48 kilometers) north of the city of Cajamarca and is primarily accessible by road. Yanacocha began production in 1993 and currently has active open pit mines at Cerro Yanacocha, La Quinua Sur, Chaquicocha, Maqui Maqui, Tapado Oeste, Marleny, and Cerro Negro. Yanacocha has four leach pads, three processing facilities, and one mill. The material mined is from an epithermal type deposit of high sulfidation. Power is supplied to the operation by Jefe de Energia. Yanacocha’s gold production for 2014 was 970,000 ounces (498,000 attributable ounces) and at December 31, 2014, reported 2.5 million attributable ounces of gold reserves.

Conga, Peru. The Conga project is located within close proximity of existing operations at Yanacocha and is also accessible primarily by road. Due to local political and community protests, construction and development activities at the Conga project were largely suspended in November 2011. The results of the Peruvian Central Government initiated Environmental Impact Assessment (“EIA”) independent review were announced on April 20, 2012 and confirmed our initial EIA met Peruvian and International standards. The review made recommendations to provide additional water capacity and social funds, which we have largely accepted. We announced our decision to move the project forward on a “water first” approach on June 22, 2012. In the first half of 2014, a Conga Restart Study was completed to identify and test alternatives to advancing development of the project. Following this assessment, a new plan was developed to reduce spending to focus on only the most critical work – protecting people and assets, engaging with communities, and maintaining existing project infrastructure – while maintaining optionality. Newmont will not proceed with the full development of Conga without social acceptance, solid project economics and potentially another partner to help defray costs and risk. Construction of Conga and the implementation of the independent EIA review recommendations will continue provided it can be done in a safe manner with risk-adjusted returns that justify future investment. Should we be unable to continue with the current development plan at Conga, we may reprioritize and reallocate capital to other alternatives, which may result in a potential accounting impairment. See Item 1A, Risk Factors, above for a description of political risks related to the project’s development. At December 31, 2014, we reported 6.5 million attributable ounces of gold reserves and 1,690 million attributable pounds of copper reserves.

La Zanja, Peru. We hold a 46.94% interest in La Zanja, a gold mine near the city of Cajamarca. We report La Zanja ounces on an attributable basis and use the equity method of accounting to report our financial interest in La Zanja. The mine commenced operations in September 2010 and is operated by Buenaventura. The mine consists of two small open pits and one oxide leach pad. La Zanja produced 67,000 attributable gold ounces in 2014, and at December 31, 2014, we reported 120,000 attributable ounces of gold reserves.

Merian, Suriname. The Merian project is located in East Suriname, approximately 40 miles (66 kilometers) south of the town of Moengo and 19 miles (30 kilometers) north of the Nassau Mountains, close to the French Guiana border. At December 31, 2014, we held a 75% interest in the project, with the Government of Suriname holding the remaining 25% interest. On July 29, 2014 the Board of Directors approved full funding for the Merian project and construction began in August 2014. The development of the Merian project allows Newmont to pursue a new district with upside potential. Access for the workforce and delivery of materials is primarily by road. Gold mineralization is associated with quartz veins, stockworks and breccias along north-west trending structural zones with minor dissemination in adjacent quartz vein zones. All of the resource gold mineralization at Merian occurs within saprolite, saprock or fresh rock. Power for the property is self-generated using on-site heavy fuel oil driven generators. At December 31, 2014, we reported 3.6 million attributable ounces of gold reserves.

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

NEWMONT MINING CORPORATION

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

In Australia, various ad valorem royalties and taxes are paid to state and territorial governments, typically based on a percentage of gross revenues or earnings. Indigenous communities have negotiated compensation/royalty payments as a condition to granting access to areas where they have native title or other property rights.

Boddington, Australia. Boddington (100% owned), accessible primarily by road, is located 81 miles (130 kilometers) southeast of Perth in Western Australia. Boddington has been wholly owned since June 2009 when Newmont acquired the final 33.33% interest from AngloGold Ashanti Australia Limited. Boddington consists of greenstone diorite hosted mineralization and activities continue to develop the known resource. Mining operations consist of two open pit ore bodies located adjacent to each other. Boddington’s process plant poured its first gold in September 2009 and commenced commercial production in November 2009. The plant consists of a floatation circuit, where copper, and a portion of the gold is recovered before the material is then processed by a traditional carbon-in-leach circuit where the remaining gold is recovered. Power for the operation is sourced through the grid under a long term power purchase agreement. Boddington produced 696,000 ounces of gold and 69 million pounds of copper in 2014, and at December 31, 2014, reported 12.2 million ounces of gold reserves and 1,360 million pounds of copper reserves.

Kalgoorlie, Australia. Kalgoorlie (50% owned), accessible primarily by road, comprises the Fimiston open pit (commonly referred to as the Super Pit) and Mt. Charlotte underground mine at Kalgoorlie-Boulder, 373 miles (600 kilometers) east of Perth in Western Australia. We report our interest in Kalgoorlie on a pro rata basis. The mines are managed by Kalgoorlie Consolidated Gold Mines Pty Ltd for the joint venture owners, Newmont and Barrick. Kalgoorlie consists of greenstone dolerite hosted mineralization. Processing consists of two SAG and associated ball mills, followed by gravity and a floatation circuit where the majority of gold reports to a pyrite concentrate, which is treated by conventional roasting and two ultra-fine grinding mills. Gold is finally recovered by a conventional carbon-in-leach circuit. Power for the operations is supplied through Newmont Power Pty Ltd (a wholly owned Newmont entity). Newmont Power Pty Ltd sources the power through a combination of purchase from the gas fired power plant in which Newmont holds a 50% interest and through purchase from the grid. During 2014, Kalgoorlie produced 329,000 attributable ounces of gold, and at December 31, 2014, reported 3.5 million attributable ounces of gold reserves.

Jundee, Australia. Jundee is situated approximately 435 miles (700 kilometers) northeast of Perth in Western Australia. We mined ore solely from underground sources in 2014, with mill feed supplemented from oxide stockpiles for blending purposes. The sale of the Jundee mine was completed on July 1, 2014. Prior to the sale, Jundee produced 138,000 ounces of gold in 2014.

Tanami, Australia. Tanami (100% owned) includes the Granites treatment plant and associated mining operations, which are located in the Northern Territory approximately 342 miles (550 kilometers) northwest of Alice Springs and the Dead Bullock Soak mining operations, approximately 25 miles (40 kilometers) west of the Granites. Delivery of materials for the operations is done primarily by road while the workforce for Tanami utilizes a fly-in/fly-out program. Mining operations are predominantly focused on the Callie and Auron ore bodies at the underground mine at Dead Bullock Soak. Tanami consists of sediment hosted sheeted quartz vein mineralization. Underground development includes a potential expansion project (dual access) to increase production and lower All-in sustaining cost per ounce of the mine. Exploration is ongoing with the main focuses being underground ore definition drilling of the Auron ore body and drilling of the Federation ore body with the intention of declaring the first probable reserve from this ore body by the end of 2016. Ore is transported by road train to the processing plant at the Granites. The plant was originally commissioned in 1986 and has undergone numerous expansions. It currently consists of a crushing section followed by grinding, gravity carbon in pulp and conventional tailings disposal. Power for the operations is sourced internally and generated through the consumption of diesel.

NEWMONT MINING CORPORATION

During 2014, the Tanami operations produced 345,000 ounces of gold, and at December 31, 2014 reported 3.3 million ounces of gold reserves.

Waihi, New Zealand. Waihi (100% owned), accessible primarily by road, is located within the town of Waihi, approximately 94 miles (150 kilometers) southeast of Auckland. The operations consist of the Trio underground deposit and the Martha open pit mine. The Trio underground mining operations were completed in 2014. A new underground mine, Correnso, is being developed, with commercial production commencing in 2015. Waihi consists of epithermal quartz vein mineralization in andesite. Near-mine exploration and development of new reserves is ongoing. The process plant consists of a single SAG and Ball mill and carbon-in-leach circuit. Power for the operations is sourced through the grid. The Waihi operation produced 132,000 ounces of gold in 2014, and at December 31, 2014, reported 0.4 million ounces of gold reserves.

Duketon, Australia. We have a 19.45% interest in Regis Resources Ltd. (“Regis”), which owns 100% of the Duketon gold project, located approximately 200 miles (320 kilometers) northeast of Kalgoorlie. We report Regis ounces on an attributable basis and account for our interest as a marketable equity security. Duketon commenced production on its first mine in the third quarter of 2010 and completed construction of its second mine in 2012. Duketon produced 58,000 attributable ounces of gold in 2014. At December 31, 2014, we reported 0.5 million attributable ounces of gold reserves.

Indonesia

Batu Hijau, Indonesia. Batu Hijau is located on the island of Sumbawa, approximately 950 miles (1,529 kilometers) east of Jakarta and is accessible primarily by ferry or seaplane. Batu Hijau is a large open pit porphyry copper/gold deposit mined using traditional truck and shovel techniques. The deposit is hosted by a central stock of multiple tonalite porphyries intruded into older diorite and andesite volcanic wallrocks. The deposit was discovered by Newmont in 1990. Development and construction activities began in 1997 and start-up occurred in late 1999. Power for the operations is sourced from a coal fired power station owned by the Company. In 2014, Batu Hijau produced 156 million pounds of copper (76 million attributable pounds) and 76,000 ounces of gold (37,000 attributable ounces). At December 31, 2014, we reported 3,150 million attributable pounds of copper reserves and 3.3 million attributable ounces of gold reserves.

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

On May 6, 2011, we announced that a definitive sale and purchase agreement was signed with Pusat Investasi Pemerintah (“PIP”), an agency of the Indonesian Government’s Ministry of Finance, for 7% of PTNNT’s shares, the final stake required to be divested by the foreign shareholders to Indonesian parties under the terms of PTNNT’s Contract of Work. Subsequent to signing the agreement, a disagreement arose between the Ministry of Finance and the Indonesian parliament in regard to whether parliamentary approval was required to allow PIP to make the share purchase and the transaction has never closed.

We have identified Variable Interest Entities (“VIEs”) (see Note 2 to the Consolidated Financial Statements) in connection with our economic interests in PTNNT due to certain funding arrangements and shareholder commitments. We have financing arrangements with PTPI and PTIMI, unrelated noncontrolling shareholders of PTNNT, whereby we agreed to advance certain funds to them in exchange for (i) a pledge of their combined 20% share of PTNNT; (ii) an assignment of dividends payable on the shares, net of withholding tax; (iii) a commitment from them to support the application of our standards to the operation of Batu Hijau; and (iv) as of September 16, 2011, in respect of PTPI only, powers of attorney to vote and sell PTNNT shares in support of the pledge, enforceable in an event of default as further security for the funding. As a result, PTPI and PTIMI were determined to be VIEs and our effective economic interest in PTNNT increased by 17% (20% interest net of withholding tax) to 48.50% during 2010. We currently manage the application of our standards to Batu Hijau’s operations.

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

NEWMONT MINING CORPORATION

Our ownership interest in PTNNT may be reduced in the future to as low as 27.5625%, with NTPBV’s interest in PTNNT reduced to 49%, thus potentially reducing our ability to control the operations at Batu Hijau or apply our operating standards. As part of the negotiation of the divestiture sale agreements with PTMDB, the parties executed an operating agreement under which each party recognizes the right of Newmont and Sumitomo to apply their operating standards at Batu Hijau and binds the parties to adhere to our standards for, among other things, safety, environmental stewardship and community responsibility. The operating agreement remains in effect for so long as NTPBV owns more shares of PTNNT than PTMDB. If the operating agreement terminates, then we could lose effective control over the operations of Batu Hijau and could be at risk for operations conducted in a manner that reduces the value of PTNNT or for safety, environmental or social standards below those adhered to by us. Such loss of effective control may cause us to deconsolidate PTNNT for accounting purposes, which would reduce our reported consolidated sales, cost applicable to sales, amortization, total assets and operating cash flow attributable to PTNNT. See Note 29 to the Consolidated Financial Statements and Item 1A – Risk Factors.

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

In 2012, the government of Ghana enacted a law that increased the corporate income tax from 25% to 35%, eliminated the National Fiscal Stabilization Levy, and changed capital allowances to 20% over 5 years from the previously allowed 80% deduction in year one and then 50% per year on the remaining balance. Per our current Investment Agreement, the increase in the corporate income tax rate would be limited to 32.5% and capital allowances remain at the old rates and basis. The government of Ghana also introduced a bill in Parliament that sought to impose a “windfall profit tax” of 10% on windfall profits of mining companies. The Company believes that the windfall tax of 10% would not be applicable to our Ghana operations due to our Investment Agreement.

In addition, in 2012, the government of Ghana established a Mining Review Committee to review fiscal regimes and mining agreements with a view to ensuring that Ghana benefits adequately and fairly from the mining sector. Newmont was the first mining company in Ghana called to review its Investment Agreement. In response, a review team was formed between Newmont and the Government concluding and recommending in November 2014, certain changes to the terms of the Investment Agreement. Any such changes are still under consideration by Newmont and the Ghanaian government. After consideration and advancement to Parliament by Cabinet, changes would then need to be ratified and approved by Ghana’s Parliament to become effective. Until then, the current Investment Agreement of 2003 remains effective and binding. See Item 1A Risk Factors – “Our operations are subject to risks of doing business” for a description of risks inherent in contracts with governments.

Ahafo, Ghana. Ahafo (100% owned), which is primarily accessible by road, is located in the Brong-Ahafo Region of Ghana, approximately 180 miles (290 kilometers) northwest of Accra. We currently operate four open pits at Ahafo with reserves contained in ten pits and an underground mine presently under study. The material mined is typical of that elsewhere within the West African Birimian Formation, consisting of steep dipping shear hosted quartz dominant veins and alteration zones within intrusive and metasedimentary rocks overlain by soft saprolitic material. Exploration and development of the property is ongoing. The process plant, which was commissioned in 2006, consists of a conventional mill and standard carbon-in-leach circuit for processing oxide ore. Power is supplied to the operation by a Ghanaian government utility. Ahafo produced 442,000 ounces of gold in 2014, and at December 31, 2014, reported 9.9 million ounces of gold reserves.

Akyem, Ghana. Akyem (100% owned), which is primarily accessible by road, is located approximately 80 miles (125 kilometers) northwest of Accra. We currently operate one open pit mine at Akyem. Material mined typically consists of steep dipping brecciated and altered zones within metasedimentary rocks overlain by soft saprolitic material. Exploration and development of the property is ongoing. The process plant was commissioned in late August 2013 and ramped up to full commercial production in October 2013. It consists of a conventional mill and standard carbon-in-leach circuit for processing oxide ore. Power is supplied to the operation by a Ghanaian government utility and Akyem has on-site limited co-generation capacity that can be employed. Akyem produced 472,000 ounces of gold in 2014, its first full year of operations, and at December 31, 2014, reported 6.7 million ounces of gold reserves.

NEWMONT MINING CORPORATION

Operating Statistics

The following tables detail operating statistics related to gold production, ounces sold and production costs per ounce:

	North America			South America
Years Ended December 31,	2014	2013	2012	2014	2013	2012
Tons mined (000 dry short tons):
Open pit	216,792	287,128	260,927	116,332	156,522	51,293
Underground	2,499	3,017	2,608	-	-	-
Tons processed (000 dry short tons):
Mill	26,258	27,171	25,324	6,901	6,823	6,976
Leach	37,996	42,348	36,593	32,715	31,335	32,704
Average ore grade (oz/ton):
Mill	0.064	0.076	0.078	0.113	0.116	0.123
Leach	0.015	0.016	0.015	0.019	0.014	0.020
Average mill recovery rate	81.7%	76.7%	78.4%	82.3%	87.6%	88.0%
Ounces produced (000):
Mill	1,328	1,548	1,589	638	661	745
Leach	299	400	354	330	355	591
Development (1)	4	3	17	2	1	10
Consolidated	1,631	1,951	1,960	970	1,017	1,346
Attributable	1,631	1,951	1,960	565	588	744
Consolidated ounces sold (000)	1,646	1,939	1,931	966	1,022	1,325
Production costs per ounce sold: (2)
Direct mining and production costs	$674	$677	$662	$583	$538	$455
By-product credits	(21)	(33)	(47)	(10)	(8)	(13)
Royalties and production taxes	11	14	31	31	33	55
Other	95	53	9	83	108	8
Costs applicable to sales	759	711	655	687	671	505
Depreciation and amortization	164	148	125	350	326	192
Reclamation and remediation	4	4	2	32	25	15
Total production costs	$927	$863	$782	$1,069	$1,022	$712

	Australia/New Zealand			Indonesia
Years Ended December 31,	2014	2013	2012	2014	2013	2012
Tons mined (000 dry short tons):
Open pit	145,990	143,687	130,428	128,579	216,065	196,469
Underground	3,730	4,223	3,311	-	-	-
Tons milled (000 dry short tons)	49,764	47,089	46,885	24,512	35,156	35,380
Average ore grade (oz/ton)	0.038	0.042	0.041	0.004	0.002	0.003
Average mill recovery rate	86.9%	86.8%	85.6%	73.2%	61.8%	65.6%
Ounces produced (000):
Mill	1,639	1,748	1,634	76	48	68
Development (1)	1	-	14	-	-	-
Consolidated	1,640	1,748	1,648	76	48	68
Attributable	1,698	1,804	1,679	37	23	33
Consolidated ounces sold (000)	1,633	1,787	1,616	72	46	67
Production costs per ounce sold: (2)
Direct mining and production costs	$729	$829	$839	$811	$901	$1,058
By-product credits	(12)	(13)	(15)	(16)	(4)	(22)
Royalties and production taxes	31	34	40	43	30	35
Other	37	116	14	285	1,405	-
Costs applicable to sales	785	966	878	1,123	2,332	1,071
Depreciation and amortization	154	213	186	269	472	179
Reclamation and remediation	8	7	7	23	27	30
Total production costs	$947	$1,186	$1,071	$1,415	$2,831	$1,280

NEWMONT MINING CORPORATION

	Africa
Years Ended December 31,	2014	2013	2012
Tons mined (000 dry short tons):
Open pit	82,380	66,375	54,690
Tons milled (000 dry short tons)	16,243	10,348	8,384
Average ore grade (oz/ton)	0.062	0.076	0.074
Average mill recovery rate	92.2%	93.6%	92.1%
Ounces produced (000):
Mill	914	688	535
Development (1)	-	11	26
Consolidated	914	699	561
Attributable	914	699	561
Consolidated ounces sold (000)	923	695	527
Production costs per ounce sold: (2)
Direct mining and production costs	$404	$423	$538
By-product credits	(2)	(2)	(2)
Royalties and production taxes	52	64	58
Other	2	2	2
Costs applicable to sales	456	487	596
Depreciation and amortization	160	131	142
Reclamation and remediation	5	4	5
Total production costs	$621	$622	$743

	Total Gold
Years Ended December 31,	2014	2013	2012
Ounces produced (000):
Mill	4,595	4,693	4,571
Leach	629	755	945
Development (1)	7	15	67
Consolidated	5,231	5,463	5,583
Attributable	4,845	5,065	4,977
Consolidated ounces sold (000)	5,240	5,489	5,466
Production costs per ounce sold: (2)
Direct mining and production costs	$629	$670	$679
By-product credits	(13)	(18)	(42)
Royalties and production taxes	29	31	37
Other	61	89	10
Costs applicable to sales	706	772	684
Depreciation and amortization	203	210	167
Reclamation and remediation	11	9	7
Total production costs	$920	$991	$858

The following table details operating statistics related to copper production, pounds sold and production costs per pound.

NEWMONT MINING CORPORATION

	North America			Australia/New Zealand
Years Ended December 31,	2014	2013	2012	2014	2013	2012
Tons milled (000 dry short tons)	12,378	12,947	12,229	39,090	36,040	36,812
Average milled grade	0.15%	0.19%	0.20%	0.12%	0.13%	0.13%
Average mill recovery rate	71.1%	66.2%	62.1%	77.2%	76.7%	77.2%
Tons leached (000 dry short tons)	3,571	1,135	6,593	-	-	-
Average leached grade	0.24%	0.24%	0.24%	-	-	-
Consolidated pounds produced (millions)	46	35	30	69	66	67
Attributable pounds produced (millions)	46	35	30	69	66	67
Consolidated tonnes produced (thousands)	21	16	14	31	30	30
Attributable tonnes produced (thousands)	21	16	14	31	30	30
Consolidated pounds sold (millions)	46	29	28	66	71	66

Production costs per pound sold: (2)
Costs applicable to sales	$2.36	$1.74	$2.20	$2.38	$2.75	$2.29
Depreciation and amortization	0.39	0.36	0.33	0.38	0.52	0.51
Reclamation and remediation	0.02	0.02	0.02	0.03	0.01	0.01
Total production costs	$2.77	$2.12	$2.55	$2.79	$3.28	$2.81

	Indonesia			Total Copper
Years Ended December 31,	2014	2013	2012	2014	2013	2012
Tons milled (000 dry short tons)	24,512	35,156	35,380	75,980	84,143	84,421
Average grade	0.40%	0.33%	0.35%	0.22%	0.22%	0.23%
Average recovery rate	82.0%	71.0%	67.0%	79.4%	71.8%	68.8%
Tons leached (000 dry short tons)	-	-	-	3,571	1,135	6,593
Average leached grade	-	-	-	0.24%	0.24%	0.24%
Consolidated pounds produced (millions)	156	161	157	271	262	254
Attributable pounds produced (millions)	76	78	76	191	179	173
Consolidated tonnes produced (thousands)	71	73	71	123	119	115
Attributable tonnes produced (thousands)	34	35	34	86	81	78
Consolidated pounds sold (millions)	152	158	163	264	258	257

Production costs per pound sold: (2)
Costs applicable to sales	3.24	5.17	2.36	2.88	4.12	2.32
Depreciation and amortization	0.80	1.04	0.46	0.62	0.81	0.42
Reclamation and remediation	0.07	0.06	0.07	0.05	0.04	0.05
Total production costs	$4.11	$6.27	$2.89	$3.55	$4.97	$2.79

(1)	Ounces from the removal and production of de minimis saleable materials during development. Related sales are recorded in Other income, net of incremental mining and processing costs.
(2)	Production costs do not include items that are included in sustaining costs such as General and administrative, exploration, Advanced Projects, Other expense and sustaining capital.

Proven and Probable Reserves

We had attributable proven and probable gold reserves of 82.2 million ounces at December 31, 2014, calculated at a gold price assumption of $1,300, A$1,415 or NZ$1,735 per ounce. Our 2014 reserves would decline by approximately 13% (10.3 million ounces), if calculated at a $1,200 per ounce gold price, all other assumptions remaining constant. An increase in the gold price to $1,400 per ounce would increase reserves by approximately 4% (3.5 million ounces), all other assumptions remaining constant. For 2013, reserves were calculated at a gold price assumption of $1,300, A$1,415 or NZ$1,675 per ounce.

At December 31, 2014, our proven and probable gold reserves in North America were 29.8 million ounces. Outside of North America, year-end attributable proven and probable gold reserves were 52.4 million ounces, including 12.7 million ounces in South America, 19.8 million ounces in Australia/New Zealand, 3.3 million ounces in Indonesia, and 16.6 million ounces in Africa.

NEWMONT MINING CORPORATION

Our attributable proven and probable copper reserves at December 31, 2014 were 7,930 million pounds. For 2014, reserves were calculated at a copper price assumption of $3.00 or A$3.25 per pound, unchanged from 2013.

Our attributable proven and probable silver reserves at December 31, 2014 were 144 million ounces. For 2014, reserves were calculated at a silver price assumption of $20.00 per ounce, unchanged from 2013. Silver reserves are generally a by-product of gold and/or copper reserves, with significant enough levels to be estimated and included in calculations for mine planning and operations.

Under our current mining plans, all of our reserves are located on fee property or mining claims or will be depleted during the terms of existing mining licenses or concessions, or where applicable, any assured renewal or extension periods for such licenses or concessions.

Proven and probable reserves are based on extensive drilling, sampling, mine modeling and metallurgical testing from which we determined economic feasibility. Metal price assumptions follow U.S. Securities and Exchange Commission (“SEC”) guidance not to exceed a three year trailing average. The price sensitivity of reserves depends upon several factors including grade, metallurgical recovery, operating cost, waste-to-ore ratio and ore type. Metallurgical recovery rates vary depending on the metallurgical properties of each deposit and the production process used. The reserve tables below list the average metallurgical recovery rate for each deposit, which takes into account the relevant processing methods. The cut-off grade, or lowest grade of mineralized material considered economic to process, varies with material type, price, metallurgical recoveries, operating costs and co- or by-product credits.

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

We publish reserves annually, and will recalculate reserves at December 31, 2015, taking into account metal prices, changes, if any, future production and capital costs, divestments and depletion as well as any acquisitions and additions during 2015.

NEWMONT MINING CORPORATION

The following tables detail gold proven and probable reserves reflecting only those reserves attributable to Newmont’s ownership or economic interest at December 31, 2014, and 2013:

Gold Reserves At December 31, 2014 (1)
		Proven Reserves				Probable Reserves			Proven and Probable Reserves
	Newmont	Tonnage (2)	Grade	Ounces (3)		Tonnage (2)	Grade	Ounces (3)	Tonnage (2)	Grade	Ounces (3)	Metallurgical
Deposits/Districts	Share	(000)	(oz/ton)	(000)		(000)	(oz/ton)	(000)	(000)	(oz/ton)	(000)	Recovery (3)
North America
Carlin Open Pits, Nevada (10)	100%	69,800	0.055	3,830		174,500	0.030	5,260	244,300	0.037	9,090	78%
Carlin Underground, Nevada	100%	17,500	0.263	4,610		5,800	0.243	1,420	23,300	0.258	6,030	84%
Carlin In-Process, Nevada (8)	100%	20,200	0.014	290		-	-	-	20,200	0.014	290	59%
Carlin Stockpiles, Nevada (9)	100%	26,800	0.058	1,550		-	-	-	26,800	0.058	1,550	80%
Total Carlin, Nevada		134,300	0.076	10,280		180,300	0.037	6,680	314,600	0.054	16,960	80%
Phoenix, Nevada (5)	100%	19,200	0.019	370		303,500	0.017	5,140	322,700	0.017	5,510	72%
Phoenix Stockpiles, Nevada (9)	100%	-	-	-		3,300	0.027	90	3,300	0.027	90	77%
Lone Tree In-Process, Nevada (8), (25)	100%	1,600	0.005	10		-	-	-	1,600	0.005	10	25%
Lone Tree Stockpiles, Nevada (9), (25)	100%	500	0.017	10		-	-	-	500	0.017	10	25%
Total Phoenix, Nevada		21,300	0.018	390	-	306,800	0.017	5,230	328,100	0.017	5,620	71%
Twin Creeks, Nevada	100%	5,400	0.118	640		28,200	0.054	1,510	33,600	0.064	2,150	74%
Turquoise Ridge, Nevada (7)	25%	1,700	0.507	860		1,300	0.475	630	3,000	0.493	1,490	92%
Twin Creeks In-Process, Nevada (8),(26)	100%	2,200	0.011	20		-	-	-	2,200	0.011	20	70%
Twin Creeks Stockpiles, Nevada (9), (26)	100%	36,100	0.065	2,340		-	-	-	36,100	0.065	2,340	67%
Total Twin Creeks, Nevada		45,400	0.085	3,860		29,500	0.072	2,140	74,900	0.080	6,000	75%
Long Canyon, Nevada (6)	100%	-	-	-		18,400	0.067	1,230	18,400	0.067	1,230	76%
		201,000	0.072	14,530		535,000	0.029	15,280	736,000	0.040	29,810	77%
South America
Conga, Peru (12)	51.35%	-	-	-		303,400	0.021	6,460	303,400	0.021	6,460	75%
Yanacocha Open Pits (13)	51.35%	17,600	0.023	410		70,100	0.019	1,310	87,700	0.020	1,720	70%
Yanacocha In-Process (8)	51.35%	12,800	0.021	270		-	-	-	12,800	0.021	270	67%
Yanacocha Stockpiles (9)	51.35%	8,700	0.058	500		-	-	-	8,700	0.058	500	67%
Total Yanacocha, Peru		39,100	0.030	1,180		70,100	0.019	1,310	109,200	0.023	2,490	69%
La Zanja, Peru (14)	46.94%	2,200	0.021	50		3,600	0.020	70	5,800	0.021	120	66%
Merian, Suriname (15)	75%	-	-	-		104,700	0.034	3,610	104,700	0.034	3,610	93%
		41,300	0.030	1,230		481,800	0.024	11,450	523,100	0.024	12,680	79%
Australia/New Zealand
Boddington Open Pit	100%	115,800	0.021	2,440		418,300	0.020	8,550	534,100	0.021	10,990	81%
Boddington Stockpiles (9)	100%	26,400	0.016	430		58,200	0.013	750	84,600	0.014	1,180	79%
Total Boddington, Western Australia		142,200	0.020	2,870		476,500	0.020	9,300	618,700	0.020	12,170	81%
Duketon, Western Australia (17)	19.45%	2,300	0.033	80		12,800	0.030	380	15,100	0.030	460	91%
Kalgoorlie Open Pit and Underground	50%	9,300	0.058	540		27,400	0.056	1,540	36,700	0.057	2,080	85%
Kalgoorlie Stockpiles (9)	50%	61,400	0.023	1,400		-	-	-	61,400	0.023	1,400	76%
Total Kalgoorlie, Western Australia (19)		70,700	0.027	1,940		27,400	0.056	1,540	98,100	0.035	3,480	81%
Tanami, Northern Territory (20)	100%	6,000	0.178	1,070		13,600	0.165	2,240	19,600	0.169	3,310	94%
Waihi, New Zealand (21)	100%	-	-	-		2,200	0.161	360	2,200	0.161	360	89%
		221,200	0.027	5,960		532,500	0.026	13,820	753,700	0.026	19,780	84%
Indonesia
Batu Hijau Open Pit (16)	48.50%	150,100	0.015	2,320		71,100	0.008	540	221,200	0.013	2,860	76%
Batu Hijau Stockpiles (9)(16)	48.50%	-	-	-		157,900	0.003	480	157,900	0.003	480	66%
		150,100	0.015	2,320		229,000	0.004	1,020	379,100	0.009	3,340	74%
Africa
Ahafo Open Pits (22)	100%	10,700	0.061	650		122,000	0.060	7,280	132,700	0.060	7,930	88%
Ahafo Underground (23)	100%	-	-	-		4,900	0.129	630	4,900	0.129	630	91%
Ahafo Stockpiles (9)	100%	43,100	0.031	1,350		-	-	-	43,100	0.031	1,350	86%
Total Ahafo, Ghana		53,800	0.037	2,000		126,900	0.062	7,910	180,700	0.055	9,910	88%
Akyem Open Pit (24)	100%	28,400	0.052	1,470		97,300	0.048	4,720	125,700	0.049	6,190	88%
Akyem Stockpiles (9)(24)	100%	8,500	0.057	480		-	-	-	8,500	0.057	480	90%
Total Akyem, Ghana		36,900	0.053	1,950		97,300	0.048	4,720	134,200	0.050	6,670	88%
		90,700	0.044	3,950		224,200	0.056	12,630	314,900	0.053	16,580	88%
Total Gold		704,300	0.040	27,990		2,002,500	0.027	54,200	2,706,800	0.030	82,190	81%

NEWMONT MINING CORPORATION

Gold Reserves At December 31, 2013 (1)
		Proven Reserves			Probable Reserves			Proven and Probable Reserves
	Newmont	Tonnage (2)	Grade	Ounces (3)	Tonnage (2)	Grade	Ounces (3)	Tonnage (2)	Grade	Ounces (3)	Metallurgical
Deposits/Districts	Share	(000)	(oz/ton)	(000)	(000)	(oz/ton)	(000)	(000)	(oz/ton)	(000)	Recovery (3)
North America
Carlin Open Pits, Nevada	100%	71,200	0.054	3,870	200,400	0.029	5,860	271,600	0.036	9,730	76%
Carlin Underground, Nevada	100%	17,800	0.258	4,590	6,100	0.233	1,420	23,900	0.252	6,010	85%
Carlin In-Process, Nevada (8)	100%	19,100	0.019	360	-	-	-	19,100	0.019	360	63%
Carlin Stockpiles, Nevada (9)	100%	30,700	0.055	1,680	-	-	-	30,700	0.055	1,680	78%
Total Carlin, Nevada		138,800	0.076	10,500	206,500	0.035	7,280	345,300	0.051	17,780	79%
Phoenix, Nevada	100%	21,000	0.019	390	314,800	0.017	5,270	335,800	0.017	5,660	73%
Phoenix Stockpiles, Nevada (9)	100%	-	-	-	3,400	0.028	90	3,400	0.028	90	71%
Lone Tree In-Process, Nevada (8)	100%	2,000	0.005	10	-	-	-	2,000	0.005	10	25%
Lone Tree Stockpiles, Nevada (9)	100%	4,200	0.017	70	-	-	-	4,200	0.017	70	25%
Total Phoenix, Nevada		27,200	0.017	470	318,200	0.017	5,360	345,400	0.017	5,830	72%
Twin Creeks, Nevada	100%	5,800	0.109	640	33,600	0.051	1,720	39,400	0.060	2,360	73%
Turquoise Ridge, Nevada (7)	25%	1,500	0.538	820	1,800	0.499	870	3,300	0.517	1,690	92%
Midas, Nevada (4)	100%	50	0.135	10	200	0.083	20	250	0.093	30	85%
Twin Creeks In-Process, Nevada (8)	100%	1,300	0.018	20	-	-	-	1,300	0.018	20	60%
Twin Creeks Stockpiles, Nevada (9)	100%	33,900	0.067	2,280	-	-	-	33,900	0.067	2,280	72%
Total Twin Creeks, Nevada		42,550	0.089	3,770	35,600	0.073	2,610	78,150	0.082	6,380	78%
Long Canyon, Nevada	100%	-	-	-	15,700	0.065	1,010	15,700	0.065	1,010	78%
La Herradura, Mexico (11)	44%	61,000	0.020	1,240	48,400	0.019	940	109,400	0.020	2,180	74%
		269,550	0.059	15,980	624,400	0.028	17,200	893,950	0.037	33,180	77%
South America
Conga, Peru	51.35%	-	-	-	303,400	0.021	6,460	303,400	0.021	6,460	75%
Yanacocha Open Pits	51.35%	21,700	0.047	1,010	73,100	0.017	1,280	94,800	0.024	2,290	73%
Yanacocha In-Process (8)	51.35%	9,100	0.020	190	-	-	-	9,100	0.020	190	72%
Yanacocha Stockpiles (9)	51.35%	8,800	0.054	480	-	-	-	8,800	0.054	480	64%
Total Yanacocha, Peru		39,600	0.042	1,680	73,100	0.017	1,280	112,700	0.026	2,960	71%
La Zanja, Peru	46.94%	1,200	0.020	20	7,500	0.021	150	8,700	0.021	170	66%
Merian, Suriname	80%	-		-	95,500	0.035	3,390	95,500	0.035	3,390	93%
		40,800	0.042	1,700	479,500	0.024	11,280	520,300	0.025	12,980	79%
Australia/New Zealand
Boddington Open Pit	100%	88,000	0.021	1,860	528,100	0.020	10,730	616,100	0.020	12,590	80%
Boddington Stockpiles (9)	100%	27,500	0.016	440	42,300	0.013	540	69,800	0.014	980	81%
Total Boddington, Western Australia		115,500	0.020	2,300	570,400	0.020	11,270	685,900	0.020	13,570	80%
Duketon, Western Australia	19.52%	1,100	0.043	50	12,100	0.040	480	13,200	0.040	530	95%
Jundee, Western Australia (18)	100%	1,700	0.064	110	1,600	0.192	300	3,300	0.124	410	91%
Kalgoorlie Open Pit and Underground	50%	9,900	0.059	580	31,600	0.056	1,770	41,500	0.057	2,350	85%
Kalgoorlie Stockpiles (9)	50%	59,700	0.023	1,370	-	-	-	59,700	0.023	1,370	76%
Total Kalgoorlie, Western Australia		69,600	0.028	1,950	31,600	0.056	1,770	101,200	0.037	3,720	81%
Tanami, Northern Territory	100%	4,000	0.159	640	13,800	0.172	2,370	17,800	0.169	3,010	94%
Waihi, New Zealand	100%	200	0.252	60	2,000	0.080	160	2,200	0.098	220	90%
		192,100	0.027	5,110	631,500	0.026	16,350	823,600	0.026	21,460	83%
Indonesia
Batu Hijau Open Pit	48.50%	119,000	0.014	1,660	144,100	0.009	1,340	263,100	0.011	3,000	76%
Batu Hijau Stockpiles (9)	48.50%	-	-	-	138,200	0.003	430	138,200	0.003	430	65%
		119,000	0.014	1,660	282,300	0.006	1,770	401,300	0.009	3,430	75%
Africa
Ahafo Open Pits	100%	8,000	0.069	560	126,800	0.061	7,770	134,800	0.062	8,330	88%
Ahafo Underground	100%	-	-	-	4,900	0.129	630	4,900	0.129	630	91%
Ahafo Stockpiles (9)	100%	37,300	0.031	1,160	-	-	-	37,300	0.031	1,160	86%
Total Ahafo, Ghana		45,300	0.038	1,720	131,700	0.064	8,400	177,000	0.057	10,120	88%
Akyem Open Pit	100%	-	-	-	137,800	0.049	6,810	137,800	0.049	6,810	88%
Akyem Stockpiles (9)	100%	5,500	0.068	370	-	-	-	5,500	0.068	370	90%
Total Akyem, Ghana		5,500	0.068	370	137,800	0.049	6,810	143,300	0.050	7,180	88%
		50,800	0.041	2,090	269,500	0.056	15,210	320,300	0.054	17,300	88%
Total Gold		672,250	0.039	26,540	2,287,200	0.027	61,810	2,959,450	0.030	88,350	81%

NEWMONT MINING CORPORATION

(1)	The term “reserve” means that part of a mineral deposit that can be economically and legally extracted or produced at the time of the reserve determination.

The term “economically,” as used in the definition of reserve, means that profitable extraction or production has been established or analytically demonstrated in a feasibility study to be viable and justifiable under reasonable investment and market assumptions.

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

The term “probable reserves” means reserves for which quantity and grade are computed from information similar to that used for proven reserves, but the sites for sampling are farther apart or are otherwise less closely spaced. The degree of assurance, although lower than that for proven reserves, is high enough to assume continuity between points of observation. Newmont classifies all reserves as Probable on its development projects until a year of production has confirmed all assumptions made in the reserve estimates.

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

2014 reserves were calculated at a gold price of $1,300, A$1,415 or NZ$1,735 per ounce unless otherwise noted.

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

(4)	Property was sold to Klondex Mines Ltd., on February 10, 2014. Tonnage rounded to nearest 50,000.
(5)	Gold cut-off grade varies with level of copper and silver credits.
(6)	Project is currently undeveloped. Cut-off grade utilized in 2014 reserves not less than 0.007 ounce per ton.
(7)	Reserve estimates provided by Barrick, the operator of the Turquoise Ridge joint venture.
(8)	In-process material is the material on leach pads at the end of the year from which gold remains to be recovered.
(9)	Stockpiles are comprised primarily of material that has been set aside to allow processing of higher grade material in the mills. Stockpiles increase or decrease depending on current mine plans.
(10)

Cut-off grades utilized in 2014 reserves were as follows: oxide leach material not less than 0.006 ounce per ton; oxide mill material not less than 0.061 ounce per ton; flotation material not less than 0.012 ounce per ton; and refractory mill material not less than 0.026 ounce per ton.

(11)	Property was sold to Fresnillo plc on October 6, 2014.
(12)	Project is currently undeveloped. Gold cut-off grade varies with level of copper and silver credits.
(13)	Cut-off grades utilized in 2014 reserves were as follows: oxide leach material not less than 0.004 ounce per ton; and oxide mill material not less than 0.015 ounce per ton.
(14)	Reserve estimates provided by Buenaventura, the operator of the La Zanja project. Cut-off grade utilized in 2014 reserves not less than 0.005 ounce per ton.
(15)	Project is currently under development. Percentage reflects Newmont’s economic interest at December 31, 2014. Gold cut-off grades utilized in 2014 reserves not less than 0.010 ounce per ton.
(16)	Percentage reflects Newmont’s economic interest as of December 31, 2014.
(17)	Reserve estimates provided by Regis Resources Ltd., in which Newmont holds a 19.45% interest at December 31, 2014. Gold cut-off grades utilized in 2014 reserves not less than 0.012 ounce per ton.
(18)	Property was sold to Northern Star Resources limited on July 1, 2014.
(19)	Cut-off grade utilized in 2014 reserves not less than 0.026 ounce per ton.
(20)	Cut-off grade utilized in 2014 reserves not less than 0.064 ounce per ton.
(21)	Cut-off grade utilized in 2014 reserves not less than 0.015 ounce per ton.
(22)	Includes undeveloped reserves at seven pits in the Ahafo trend totaling 3.2 million ounces. Cut-off grade utilized in 2014 reserves not less than 0.015 ounce per ton.
(23)	Project is partially developed with on-going studies being completed prior to a production decision. Cut-off grade utilized in 2014 reserves not less than 0.093 ounce per ton.
(24)	Project reached commercial production in October 2013. Cut-off grade utilized in 2014 reserves not less than 0.013 ounce per ton.

NEWMONT MINING CORPORATION

(25)	Cut-off grade utilized in 2014 insitu reserves not less than 0.006 ounce per ton.
(26)

Cut-off grades utilized in 2014 reserves were as follows: oxide leach material not less than 0.006 ounce per ton; oxide mill material not less than 0.020 ounce per ton; and refractory mill material not less than 0.040 ounce per ton.

The following tables detail copper proven and probable reserves reflecting only those reserves attributable to Newmont’s ownership or economic interest at December 31, 2014 and 2013:

Copper Reserves At December 31, 2014 (1)
		Proven Reserves			Probable Reserves			Proven and Probable Reserves
	Newmont	Tonnage (2)	Grade	Pounds (3)	Tonnage (2)	Grade	Pounds (3)	Tonnage (2)	Grade	Pounds (3)	Metallurgical
Deposits/Districts	Share	(000)	(Cu %)	(millions)	(000)	(Cu %)	(millions)	(000)	(Cu %)	(millions)	Recovery (3)
North America
Phoenix Mill, Nevada (4)	100%	19,200	0.15%	60	305,700	0.14%	880	324,900	0.14%	940	58%
Phoenix Copper Leach, Nevada (5)	100%	12,600	0.18%	50	199,100	0.19%	740	211,700	0.19%	790	52%
		31,800	0.16%	110	504,800	0.16%	1,620	536,600	0.16%	1,730	55%
South America
Conga, Peru (6)	51.35%	-		-	303,400	0.28%	1,690	303,400	0.28%	1,690	85%
		-		-	303,400	0.28%	1,690	303,400	0.28%	1,690	85%
Australia/New Zealand
Boddington Open Pit (9)	100%	115,800	0.09%	210	418,300	0.12%	1,010	534,100	0.11%	1,220	77%
Boddington Stockpiles (8)	100%	26,400	0.09%	50	58,200	0.08%	90	84,600	0.08%	140	72%
		142,200	0.09%	260	476,500	0.12%	1,100	618,700	0.11%	1,360	76%
Indonesia
Batu Hijau Open Pit (7)	48.50%	150,100	0.51%	1,540	71,100	0.39%	550	221,200	0.47%	2,090	78%
Batu Hijau Stockpiles (7)(8)	48.50%	-		-	157,900	0.33%	1,060	157,900	0.33%	1,060	60%
		150,100	0.51%	1,540	229,000	0.35%	1,610	379,100	0.41%	3,150	72%
Total Copper		324,100	0.29%	1,910	1,513,700	0.20%	6,020	1,837,800	0.22%	7,930	72%

Copper Reserves At December 31, 2013 (1)
		Proven Reserves			Probable Reserves			Proven and Probable Reserves
	Newmont	Tonnage (2)	Grade	Pounds (3)	Tonnage (2)	Grade	Pounds (3)	Tonnage (2)	Grade	Pounds (3)	Metallurgical
Deposits/Districts	Share	(000)	(Cu %)	(millions)	(000)	(Cu %)	(millions)	(000)	(Cu %)	(millions)	Recovery (3)
North America
Phoenix Mill, Nevada	100%	21,000	0.14%	60	318,100	0.14%	880	339,100	0.14%	940	62%
Phoenix Copper Leach, Nevada	100%	-		-	160,800	0.22%	710	160,800	0.22%	710	57%
		21,000	0.14%	60	478,900	0.17%	1,590	499,900	0.17%	1,650	60%
South America
Conga, Peru	51.35%	-		-	303,400	0.28%	1,690	303,400	0.28%	1,690	85%
		-		-	303,400	0.28%	1,690	303,400	0.28%	1,690	85%
Australia/New Zealand
Boddington Open Pit	100%	88,000	0.09%	160	528,100	0.11%	1,210	616,100	0.11%	1,370	78%
Boddington Stockpiles (8)	100%	27,500	0.09%	50	42,300	0.08%	70	69,800	0.08%	120	76%
		115,500	0.09%	210	570,400	0.11%	1,280	685,900	0.11%	1,490	78%
Indonesia
Batu Hijau Open Pit	48.50%	119,000	0.49%	1,160	144,100	0.42%	1,220	263,100	0.45%	2,380	80%
Batu Hijau Stockpiles (8)	48.50%	-		-	138,200	0.33%	920	138,200	0.33%	920	59%
		119,000	0.49%	1,160	282,300	0.38%	2,140	401,300	0.41%	3,300	74%
Total Copper		255,500	0.28%	1,430	1,635,000	0.20%	6,700	1,890,500	0.22%	8,130	74%

(1)	See footnote (1) to the Gold Proven and Probable Reserves tables above. Copper reserves for 2014 were calculated at a copper price of $3.00 or A$3.25 per pound, unchanged from 2013.
(2)	See footnote (2) to the Gold Proven and Probable Reserves tables above. Tonnages are rounded to nearest 100,000.
(3)	See footnote (3) to the Gold Proven and Probable Reserves tables above. Pounds are rounded to the nearest 10 million.
(4)	Copper cut-off grade varies with level of gold and silver credits.
(5)	Copper cut-off grade varies with level of leach solubility. Leach pad and associated facilities construction completed in 2013.
(6)	Project is currently undeveloped. Copper cut-off grade varies with level of gold and silver credits.
(7)	Percentage reflects Newmont’s economic interest as of December 31, 2014. Copper cut-off grade varies with level of gold and silver credits.

NEWMONT MINING CORPORATION

(8)

Stockpiles are comprised primarily of material that has been set aside to allow processing of higher grade material in the mills. Stockpiles increase or decrease depending on current mine plans. Stockpiles are reported separately where tonnage or contained metal is greater than 5% of the total site reported reserves.

(9)	Copper cut-off grade varies with level of gold credits.

The following tables detail silver proven and probable reserves reflecting only those reserves attributable to Newmont’s ownership or economic interest at December 31, 2014 and 2013:

Silver Reserves At December 31, 2014 (1)
		Proven Reserves			Probable Reserves			Proven and Probable Reserves
Deposits/Districts	Newmont Share	Tonnage (2) (000)	Grade (oz/ton)	Ounces (3) (000)	Tonnage (2) (000)	Grade (oz/ton)	Ounces (3) (000)	Tonnage (2) (000)	Grade (oz/ton)	Ounces (3) (000)	Metallurgical Recovery (3)
North America
Phoenix, Nevada	100%	19,200	0.25	4,860	305,700	0.24	73,740	324,900	0.24	78,600	34%
		19,200	0.25	4,860	305,700	0.24	73,740	324,900	0.24	78,600	34%
South America
Conga, Peru	51.35%	-	0.00	-	303,400	0.06	19,400	303,400	0.06	19,400	70%
Yanacocha Open Pits	51.35%	16,100	0.37	5,930	69,300	0.12	8,330	85,400	0.17	14,260	19%
Yanacocha Stockpiles (5)	51.35%	8,700	1.15	10,010	-	0.00	-	8,700	1.15	10,010	30%
Yanacocha In-Process (6)	51.35%	-	0.00	-	43,200	0.23	10,110	43,200	0.23	10,110	2%
Total Yanacocha, Peru	51.35%	24,800	0.64	15,940	112,500	0.16	18,440	137,300	0.25	34,380	17%
		24,800	0.64	15,940	415,900	0.09	37,840	440,700	0.12	53,780	36%
Indonesia
Batu Hijau Open Pit (7)	48.50%	150,100	0.04	6,740	71,100	0.03	2,020	221,200	0.04	8,760	81%
Batu Hijau Stockpiles (5)(7)	48.50%	-	0.00	-	157,900	0.02	2,430	157,900	0.02	2,430	68%
		150,100	0.04	6,740	229,000	0.02	4,450	379,100	0.03	11,190	78%
Total Silver		194,100	0.14	27,540	950,600	0.12	116,030	1,144,700	0.13	143,570	38%

Silver Reserves At December 31, 2013 (1)
		Proven Reserves			Probable Reserves			Proven and Probable Reserves
Deposits/Districts	Newmont Share	Tonnage (2) (000)	Grade (oz/ton)	Ounces (3) (000)	Tonnage (2) (000)	Grade (oz/ton)	Ounces (3) (000)	Tonnage (2) (000)	Grade (oz/ton)	Ounces (3) (000)	Metallurgical Recovery (3)
North America
Midas, Nevada (4)	100%	50	2.66	130	200	13.57	2,690	250	11.48	2,820	93%
Phoenix, Nevada	100%	21,000	0.25	5,230	318,100	0.24	75,050	339,100	0.24	80,280	36%
		21,050	0.26	5,360	318,300	0.24	77,740	339,350	0.24	83,100	38%
South America
Conga, Peru	51.35%	-		-	303,400	0.06	19,400	303,400	0.06	19,400	70%
Yanacocha Open Pits	51.35%	20,100	0.16	3,140	70,300	0.12	8,170	90,400	0.13	11,310	21%
Yanacocha Stockpiles (5)	51.35%	8,800	1.21	10,660	-		-	8,800	1.21	10,660	38%
Yanacocha In-Process (6)	51.35%	-		-	66,300	0.25	16,850	66,300	0.25	16,850	1%
Total Yanacocha, Peru	51.35%	28,900	0.48	13,800	136,600	0.18	25,020	165,500	0.23	38,820	17%
		28,900	0.48	13,800	440,000	0.10	44,420	468,900	0.12	58,220	35%
Indonesia
Batu Hijau Open Pit	48.50%	119,000	0.04	4,970	144,100	0.03	4,570	263,100	0.04	9,540	79%
Batu Hijau Stockpiles (5)	48.50%	-		-	138,200	0.02	2,110	138,200	0.02	2,110	67%
		119,000	0.04	4,970	282,300	0.02	6,680	401,300	0.03	11,650	77%
Total Silver		168,950	0.14	24,130	1,040,600	0.12	128,840	1,209,550	0.13	152,970	40%

(1)	See footnote (1) to the Gold Proven and Probable Reserves tables above. Silver reserves for 2014 were calculated at a silver price of $20.00, unchanged from 2013.
(2)	See footnote (2) to the Gold Proven and Probable Reserves tables above. Tonnages are rounded to nearest 100,000 unless they are less than 50,000.
(3)	See footnote (3) to the Gold Proven and Probable Reserves tables above.
(4)	Property was sold to Klondex Mines Ltd., on February 10, 2014. Tonnage rounded to nearest 50,000.
(5)

Stockpiles are comprised primarily of material that has been set aside to allow processing of higher grade material in the mills. Stockpiles increase or decrease depending on current mine plans. Stockpile reserves are reported separately where tonnage or ounces are greater than 5% of the total site-reported reserves and ounces are greater than 100,000.

NEWMONT MINING CORPORATION

(6)

In-process material is the material on leach pads at the end of the year from which silver remains to be recovered. In-process material reserves are reported separately where tonnage or ounces are greater than 5% of the total site-reported reserves and ounces are greater than 100,000.

(7)	Percentage reflects Newmont’s economic interest as of December 31, 2014.

The following table reconciles 2014 and 2013 gold, copper and silver proven and probable reserves:

	Gold Ounces	Copper Pounds	Silver Ounces
	(in millions)	(in millions)	(in millions)
December 31, 2013	88.4	8,130	153.0
Depletion (1)	(5.5)	(260)	(5.2)
Revisions and additions, net (2)	1.8	60	(1.6)
Divestments (3)	(2.5)	-	(2.6)
December 31, 2014	82.2	7,930	143.6

(1)	Reserves mined and processed in 2014.
(2)	Revisions and additions are due to reserve conversions, optimizations, model updates, metal price changes and updated operating costs and recoveries.
(3)

Divestments are related to the sales of Midas, Jundee and La Herradura as well as decreases in our interest. We decreased our interest in Regis Resources Ltd. from 19.52% in 2013 to 19.45% in 2014.We also decreased our interest in Merian from 80% in 2013 to 75% in 2014.

Mineralized Material

We had attributable gold Mineralized Material of 1,568 million tons at an average grade of 0.017 ounces per ton at December 31, 2014, calculated at a gold price assumption of $1,400, A$1,475 or NZ$1,795 per ounce. For 2013, attributable gold Mineralized Material was calculated at a gold price assumption of $1,400, A$1,475 or NZ$1,700 per ounce.

At December 31, 2014, our gold Mineralized Material included 204 million tons in North America, 157 million tons in South America, 211 million tons in Australia/New Zealand, 937 million tons in Indonesia, and 59 million tons in Africa.

At December 31, 2014, our attributable copper Mineralized Material of 1,266 million tons at a grade of 0.29% was calculated at a copper price assumption of $3.50 or A$3.70 per pound. For 2013, attributable copper Mineralized Material was calculated at a copper price assumption of $3.50 or A$3.70 per pound.

At December 31, 2014, our attributable silver Mineralized Material of 1,093 million tons at a grade of 0.040 ounces per ton was calculated at a silver price assumption of $25.00 per ounce. For 2013, attributable silver Mineralized Material was calculated at a silver price assumption of $25.00. Silver Mineralized Material is generally a by-product of gold and/or copper Mineralized Material estimates, with significant enough levels to be estimated and included in future calculations of potential economic extraction.

All of our Mineralized Material is located on fee property or mining claims. Mineralized material is a mineralized ore body which has been intersected by a sufficient number of closely spaced drill holes and or underground sampling to support sufficient tonnage and average grade of metal(s) to warrant further exploration-development work. The deposit does not qualify as a commercially minable ore body until it can be legally and economically extracted or produced at the time of the reserve determination. Metal price assumptions are based on up to approximately a twenty percent premium over reserve prices.

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

We will publish Mineralized Materials annually, and will recalculate them at December 31, 2015, taking into account metal prices, changes, if any, in future production and capital costs, divestments and conversion to reserves, as well as any acquisitions and additions during 2015.

NEWMONT MINING CORPORATION

The following tables detail Mineralized Material reflecting only those that are attributable to Newmont’s ownership or economic interest at December 31, 2014 and 2013:

Mineralized Material at December 31, 2014 (1)(2)
Deposits/Districts	Newmont	Gold		Copper		Silver
	Share	Tonnage	Grade	Tonnage	Grade	Tonnage	Grade
		(000)	(oz/ton)	(000)	(Cu %)	(000)	(oz/ton)
North America
Carlin Trend Open Pit, Nevada	100%	81,900	0.027	-		-
Carlin Trend Underground, Nevada	100%	2,900	0.235	-		-
Total Carlin, Nevada		84,800	0.034	-		-
Phoenix, Nevada	100%	49,500	0.019	89,100	0.13%	49,500	0.22
Lone Tree Complex, Nevada	100%	2,200	0.023	-		-
Buffalo Valley, Nevada	70%	15,500	0.019	-		-
Total Phoenix, Nevada		67,200	0.019	89,100	0.13%	49,500	0.22
Twin Creeks, Nevada	100%	38,500	0.059	-		-
Sandman, Nevada	100%	1,300	0.036	-		1,300	0.20
Turquoise Ridge, Nevada (4)	25%	1,100	0.490	-		-
Twin Creeks Stockpiles, Nevada (5)	100%	5,900	0.061	-		-
Total Twin Creeks, Nevada		46,800	0.068	-		1,300	0.20
Long Canyon, Nevada	100%	4,900	0.101	-		-
		203,700	0.039	89,100	0.13%	50,800	0.22
South America
Conga, Peru	51.35%	89,300	0.012	89,300	0.19%	89,300	0.05
Yanacocha, Peru	51.35%	46,100	0.016	-		15,500	0.26
La Zanja, Peru (7)	46.94%	900	0.012	-		-
Merian, Suriname	75%	21,100	0.026	-		-
		157,400	0.015	89,300	0.19%	104,800	0.08
Australia/New Zealand
Boddington, Western Australia	100%	150,200	0.015	150,200	0.11%	-
Duketon, Western Australia (9)	19.45%	16,000	0.026	-		-
Kalgoorlie, Western Australia (10)	50.00%	26,100	0.044	-		-
McPhillamys, New South Wales (9)	19.45%	14,800	0.027	-		-
Tanami, Northern Territory	100%	3,400	0.164	-		-
		210,500	0.023	150,200	0.11%	-
Indonesia
Batu Hijau, Indonesia (8)	48.50%	147,700	0.008	147,700	0.36%	147,700	0.03
Elang, Indonesia (8)	48.50%	789,200	0.010	789,200	0.34%	789,200	0.03
		936,900	0.010	936,900	0.34%	936,900	0.03
Africa
Ahafo Open Pit, Ghana	100%	54,200	0.042	-		-
Akyem, Ghana	100%	5,000	0.016	-		-
		59,200	0.040	-		-
Total		1,567,700	0.017	1,265,500	0.29%	1,092,500	0.04

NEWMONT MINING CORPORATION

Mineralized Material at December 31, 2013 (1)(2)
Deposits/Districts	Newmont	Gold		Copper		Silver
	Share	Tonnage	Grade	Tonnage	Grade	Tonnage	Grade
		(000)	(oz/ton)	(000)	(Cu %)	(000)	(oz/ton)
North America
Carlin Trend Open Pit, Nevada	100%	83,800	0.027	-		-
Carlin Trend Underground, Nevada	100%	1,900	0.195	-		-
Total Carlin, Nevada		85,700	0.031	-		-
Phoenix, Nevada	100%	174,800	0.011	220,500	0.14%	174,800	0.21
Lone Tree Complex, Nevada	100%	2,500	0.023	-		-
Buffalo Valley, Nevada	70%	15,500	0.019	-		-
Total Phoenix, Nevada		192,800	0.012	220,500	0.14%	174,800	0.21
Twin Creeks, Nevada	100%	32,000	0.069	-		-
Sandman, Nevada	100%	1,300	0.036	-		1,300	0.20
Turquoise Ridge, Nevada (4)	25%	1,400	0.385	-		-
Midas, Nevada (3)	100%	100	0.040	-		100	7.25
Twin Creeks Stockpiles, Nevada (5)	100%	5,400	0.066	-
Total Twin Creeks, Nevada		40,200	0.078	-		1,400	0.71
Long Canyon, Nevada	100%	3,700	0.097	-		-
La Herradura, Mexico (6)	44%	32,300	0.021	-		-
		354,700	0.026	220,500	0.14%	176,200	0.21
South America
Conga, Peru	51.35%	89,300	0.012	89,300	0.19%	89,300	0.05
Yanacocha, Peru	51.35%	16,000	0.015	-		15,000	0.26
La Zanja, Peru (7)	46.94%	700	0.012	-		-
Merian, Suriname	80%	20,100	0.030	-		-
		126,100	0.015	89,300	0.19%	104,300	0.08
Australia/New Zealand
Boddington, Western Australia	100%	172,400	0.015	172,400	0.10%	-
Duketon, Western Australia	19.52%	14,700	0.026	-		-
Kalgoorlie, Western Australia (10)	50.00%	27,700	0.043	-		-
McPhillamys, New South Wales	19.52%	8,900	0.037	-		-
Tanami, Northern Territory	100%	2,000	0.161	-		-
Waihi, New Zealand	100%	400	0.373	-		-
		226,100	0.022	172,400	0.10%	-
Indonesia
Batu Hijau, Indonesia	48.50%	129,600	0.009	129,600	0.36%	129,600	0.03
Elang, Indonesia	48.50%	789,200	0.010	789,200	0.34%	789,200	0.03
		918,800	0.010	918,800	0.34%	918,800	0.03
Africa
Ahafo Open Pit, Ghana	100%	58,900	0.041	-		-
Akyem, Ghana	100%	5,300	0.016	-		-
		64,200	0.039	-		-
Total		1,689,900	0.016	1,401,000	0.27%	1,199,300	0.06

(1)

Mineralized material is reported exclusive of reserves. ”mineralized material” as used in this annual report, although permissible under SEC’s Industry Guide 7, does not indicate “reserves” by SEC standards. Newmont cannot be certain that any part of the reported mineralized material will ever be confirmed or converted into SEC Industry Guide 7 compliant “reserves.” Investors are cautioned not to assume that all or any part of the mineralized material will ever be confirmed of converted into reserves or that mineralized material can be economically or legally extracted.

(2)

Mineralized material for 2014 was calculated at a gold price of $1,400, A$1,475 or NZ$1,795 per ounce and at gold price of $1,400, A$1,475 or NZ$1,700 per ounce for 2013. Mineralized material for 2014 was calculated at a copper price of $3.50 or A$3.70 per pound, unchanged from 2013. Mineralized material for 2014 was calculated at a silver price of $25.00 per ounce, unchanged from 2013. Tonnage amounts have been rounded to the nearest 100,000.

(3)	Property was sold to Klondex Mines Ltd., on February 10, 2014. Tonnage rounded to nearest 50,000.
(4)	Mineralized material estimates were provided by Barrick, the operator of the Turquoise Ridge Joint Venture.
(5)

Stockpiles are comprised primarily of mineralized material that has been set aside during mining activities. Stockpiles can increase or decrease depending on changes in metal prices and other mining and processing cost and recovery factors.

(6)

Property was sold to Fresnillo plc on October 6, 2014. Mineralized material estimates were provided by staff at Fresnillo, the operator of La Herradura. Due to differing assumptions mineralized material may not be the same as reported by Fresnillo.

NEWMONT MINING CORPORATION

(7)	Mineralized material estimates were provided by Buenaventura, the operator of the La Zanja project.
(8)	Percentage reflects Newmont’s economic interest as of December 31, 2014.
(9)	Mineralized material estimates were provided by Regis Resources Ltd., in which Newmont holds a 19.45% interest at December 31, 2014.
(10)	Mineralized material estimates were provided by staff at Kalgoorlie Consolidated Gold Mines Pty Ltd (KCGM), a 50/50 Joint Venture with Barrick.

ITEM 3.	LEGAL PROCEEDINGS

For a discussion of legal proceedings, see Note 29 to the Consolidated Financial Statements.

ITEM 4.	MINE SAFETY DISCLOSURES

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

The following table sets forth, for the periods indicated, the closing high and low sales prices per share of Newmont’s common stock as reported on the New York Stock Exchange Composite Tape:

	2014		2013
	High	Low	High	Low
First quarter	$26.18	$20.87	$46.90	$38.60
Second quarter	$26.45	$22.48	$41.39	$27.22
Third quarter	$27.09	$23.05	$33.29	$26.48
Fourth quarter	$23.64	$17.78	$28.46	$22.49

On February 11, 2015, there were 498,857,070 shares of Newmont’s common stock outstanding, which were held by approximately 9,351 stockholders of record. A dividend of $0.150, $0.025, $0.025 and $0.025 per share of common stock outstanding were declared in the first, second, third and fourth quarters, respectively, of 2014 for a total of $0.225 per share. A dividend of $0.425, $0.35, $0.25 and $0.20 per share of common stock outstanding were declared in the first, second, third and fourth quarters, respectively, of 2013, for a total of $1.225 per share.

The quarterly dividend is calculated based upon the average London P.M. Fix gold price for the preceding quarter. This dividend policy is intended as a non-binding guideline which will be periodically reviewed and reassessed by the Board of Directors (the “Board”). The declaration and payment of future dividends remains at the discretion of the Board and will depend on the Company's financial results, cash requirements, future prospects and other factors deemed relevant by the Board.

During the period from October 1, 2014, to December 31, 2014, 3,886 shares of Newmont’s equity securities registered pursuant to Section 12 of the Exchange Act of 1934, as amended, were purchased by the Company, or an affiliated purchaser.

	(a)		(b)	(c)	(d)
Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that may yet be Purchased under the Plans or Programs
October 1, 2014 through October 31, 2014	-		-	-	N/A
November 1, 2014 through November 30, 2014	-		-	-	N/A
December 1, 2014 through December 31, 2014	3,886	(1)	18.93	-	N/A

(1)  Represents shares delivered to the Company from restricted stock held by a Company employee upon vesting for purposes of covering the recipient's tax withholding obligation.

NEWMONT MINING CORPORATION

ITEM 6.	SELECTED FINANCIAL DATA (dollars in millions, except per share)

	Years Ended December 31,
	2014	2013	2012	2011	2010
Sales	$7,292	$8,414	$9,964	$10,441	$9,610
Income (loss) from continuing operations	$369	$(2,856)	$2,187	$1,074	$3,119
Net income (loss)	$329	$(2,795)	$2,111	$938	$3,091
Net income (loss) attributable to Newmont stockholders (1)	$508	$(2,534)	$1,802	$332	$2,252
Income (loss) per common share:
Basic:
Continuing operations	$1.10	$(5.21)	$3.79	$0.95	$4.63
Discontinued operations	(0.08)	0.12	(0.15)	(0.28)	(0.06)
	$1.02	$(5.09)	$3.64	$0.67	$4.57
Diluted:
Continuing operations	$1.10	$(5.21)	$3.76	$0.93	$4.56
Discontinued operations	(0.08)	0.12	(0.15)	(0.27)	(0.06)
	$1.02	$(5.09)	$3.61	$0.66	$4.50
Dividends declared per common share	$0.225	$1.225	$1.40	$1.00	$0.50

	At December 31,
	2014	2013	2012	2011	2010
Total assets	$24,916	$24,607	$29,573	$26,041	$25,627
Debt, including current portion	$6,646	$6,740	$6,298	$4,313	$4,441
Newmont stockholders’ equity	$10,274	$9,993	$13,696	$12,826	$13,309

(1)	Net income (loss) attributable to Newmont stockholders includes discontinued operations of $(40), $61, $(76), $(136) and $(28) net of tax in 2014, 2013, 2012, 2011 and 2010, respectively.

NEWMONT MINING CORPORATION

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS (dollars in millions, except per share, per ounce and per pound amounts)

The following Management’s Discussion and Analysis (“MD&A”) provides information that management believes is relevant to an assessment and understanding of the consolidated financial condition and results of operations of Newmont Mining Corporation and its subsidiaries (collectively, “Newmont,” the “Company,” “our” and “we”). We use certain non-GAAP financial measures in our MD&A. For a detailed description of each of the non-GAAP measures used in this MD&A, please see the discussion under “Non-GAAP Financial Measures” beginning on page 74. References to “A$” refer to Australian currency, “C$” to Canadian currency and “NZ$” to New Zealand currency. This item should be read in conjunction with our Consolidated Financial Statements and the notes thereto included in this annual report.

Overview

Newmont is one of the world’s largest gold producers and is the only gold company included in the S&P 500 Index and Fortune 500. We have been included in the Dow Jones Sustainability Index-World for eight consecutive years and have adopted the World Gold Council’s Conflict-Free Gold Policy. We are also engaged in the exploration for and acquisition of gold and copper properties. We have significant operations and/or assets in the United States, Australia, Peru, Indonesia, Ghana and New Zealand.

Our vision is to be recognized and respected for exceptional economic, environmental and social performance.

We continue to position the business to capture benefits of economic recovery and demand growth in the current volatile commodity market environment. Our team has spent considerable time over the past twenty-one months optimizing our project portfolio so that when the time is right, we can move forward with developing projects that generate value. We are focused on providing sustainable efficiency, productivity and cost improvements over the next three years and expect to deliver significant cost and cash savings improvement initiatives. One of the programs we launched in 2013 to achieve these improvements was the Full Potential program (“Full Potential”). Full Potential is designed to leverage our industry experience and discipline to accelerate the delivery of business improvement opportunities across our operations and support areas, resulting in improved levels of operating cash flow.

2014 highlights are included below and discussed further in Results of Consolidated Operations.

2014 Operating highlights.

•	Sales of $7,292;
•	Average realized gold and copper prices of $1,258 per ounce and $2.65 per pound, respectively.
•	Consolidated gold production of approximately 5.2 million ounces (4.8 million attributable ounces) at Costs applicable to sales of $706 per ounce;
•	Consolidated copper production of approximately 271 million pounds (191 million attributable pounds) at Costs applicable to sales of $2.88 per pound;
•	Gold operating margin (see “Non-GAAP Financial Measures” on page 74) of $552 per ounce;
•	Net income attributable to Newmont stockholders of $1.02 per share, Adjusted net income (see “Non-GAAP Financial Measures” on page 74) of $1.09 per share; and
•	Gold and copper reserves of 82.2 million ounces and 7,930 million pounds, respectively, at December 31, 2014.

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

NEWMONT MINING CORPORATION

Turf Vent Shaft, Nevada. The Turf No. 3 Vent Shaft Project is in the construction phase, is planned to achieve commercial production in late 2015 and is expected to add between 100,000 and 150,000 ounces of production annually. Capital costs for the project are estimated at approximately $400. The Turf No. 3 Vent Shaft project provides the ventilation required to increase production, and decrease mine costs over the 11 year mine life at Leeville.

Merian, Suriname. On July 29, 2014 the Board of Directors of Newmont approved full funding for the Merian project in Suriname and construction began in August 2014.  Following the project approval by Newmont, the Government of Suriname granted the Right of Exploitation on August 22, 2014. The Government of Suriname opted for a 25% equity ownership in the Merian Project and made their earn-in payments at the end of 2014. The project allows Newmont to pursue a new district with upside potential and the opportunity to grow and extend the operating life of the South American region. Average life of mine estimated gold production (on a 100% basis) of 300,000 to 400,000 ounces per year is expected, once Merian comes into production in late 2016. Total capital spend on the project is expected to range from $600 to $700 on an attributable basis. At December 31, 2014, gold reserves at Merian contained 104,700 thousand tons of probable reserves, grading 0.034 ounces per ton for 3.6 million ounces on an attributable basis.

Waihi Correnso, New Zealand. Waihi Correnso is in the construction phase and is planned to achieve commercial production in 2015. Total capital costs of the project are estimated at approximately $30 to $35. The project is an extension of the operating Favona, Moonlight and Trio underground mines and will leverage the existing surface and processing infrastructure. The Correnso deposit is a conventional high grade vein, and offers upside resource potential in and around Waihi.

Conga, Peru. Due to local political and community protests, construction and development activities at the Conga project were largely suspended in November 2011. The results of the Peruvian Central Government initiated Environmental Impact Assessment (“EIA”) independent review were announced on April 20, 2012 and confirmed our initial EIA met Peruvian and International standards. The review made recommendations to provide additional water capacity and social funds, which we have largely accepted. We announced our decision to move the project forward on a “water first” approach on June 22, 2012. In the first half of 2014, a Conga Restart Study was completed to identify and test alternatives to advancing development of the project.  Following this assessment, a new plan was developed to reduce spending to focus on only the most critical work – protecting people and assets, engaging with communities, and maintaining existing project infrastructure – while maintaining optionality. Newmont will not proceed with the full development of Conga without social acceptance, solid project economics and potentially another partner to help defray costs and risk. Total property, plant and mine development, excluding capitalized interest, was $1,609 at December 31, 2014. At December 31, 2014 we reported 303,400 thousand tons of probable reserves, grading 0.021 ounces per ton for 6.5 million attributable ounces of gold reserves and 0.28% copper for 1,690 million attributable pounds of copper reserves at Conga. Construction of Conga and the implementation of the independent EIA review recommendations will continue provided it can be done in a safe manner with risk-adjusted returns that justify future investment. Should we be unable to continue with the current development plan at Conga, we may reprioritize and reallocate capital to other alternatives, which may result in a potential accounting impairment. See Item1A, Risk Factors, above for a description of political risks related to the project’s development.

Long Canyon, Nevada. The project has completed the definition stage of development for the first phase of Long Canyon. We have submitted the Environmental Impact Statement (“EIS”) to the Federal and State permitting agencies for approval, and we continue to progress the exploration program in the Long Canyon district. At December 31, 2014, we reported 18,400 thousand tons of probable reserves, grading 0.067 ounce per ton for 1.2 million ounces of gold reserves at Long Canyon. An investment decision is expected in early 2015.

Tanami Expansion, Australia.  The goal of the Tanami Expansion project is to increase production and lower All-in sustaining costs per ounce of the mine. Incremental improvements are driven by bringing ounces forward, mining additional ounces at depth and leveraging the fixed costs of the mine and processing facilities. The scope for this project includes a ventilation upgrade, additional mining equipment, additional mine access (Dual Access) and increasing process plant capacity and recovery. An investment decision is expected in 2015.

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

NEWMONT MINING CORPORATION

Summary of Consolidated Financial and Operating Performance

	Years Ended December, 31
	2014	2013	2012
Sales	$7,292	$8,414	$9,964
Income (loss) from continuing operations	$369	$(2,856)	$2,187
Net income (loss)	$329	$(2,795)	$2,111
Net income (loss) attributable to Newmont stockholders	$508	$(2,534)	$1,802
Per common share, basic:
Income (loss) from continuing operations	$1.10	$(5.21)	$3.79
Net income (loss)	$1.02	$(5.09)	$3.64
Adjusted net income (loss) (1)	$545	$623	$1,843
Adjusted net income (loss) per share, basic (1)	$1.09	$1.25	$3.72
Consolidated gold ounces (thousands)
Produced	5,231	5,463	5,583
Sold	5,240	5,489	5,466
Consolidated copper pounds (millions)
Produced	271	262	254
Sold	264	258	257
Average price received, net:
Gold (per ounce)	$1,258	$1,393	$1,662
Copper (per pound)	$2.65	$2.98	$3.43
Consolidated costs applicable to sales: (2)
Gold (per ounce)	$706	$772	$684
Copper (per pound)	$2.88	$4.12	$2.32
Operating margin: (1)
Gold (per ounce)	$552	$621	$978
Copper (per pound)	$(0.23)	$(1.14)	$1.11

(1)	See “Non-GAAP Financial Measures” beginning on page 74.
(2)	Excludes development ounces.
(3)	Excludes Depreciation and amortization and Reclamation and remediation.

Consolidated Financial Performance

Sales decreased 13% in 2014 compared to 2013 due to lower average realized gold and copper prices and lower consolidated gold ounces sold. The average realized gold price decreased 10% to $1,258 per ounce in 2014 from $1,393 per ounce in 2013. The average realized copper price, including $28 unfavorable mark to market adjustments on provisionally priced copper sales, decreased 11% to $2.65 per pound in 2014 compared to $2.98 per pound in 2013. Consolidated gold ounces sold decreased 14% in 2014 compared to 2013 due to lower production from North America primarily driven by the sale of Midas and La Herradura; Australia / New Zealand due to the sale of Jundee; and lower recoveries in South America; partially offset by higher production from Indonesia and Africa due to a full year of commercial production from Akyem. Costs applicable to sales decreased 16% in 2014 compared to 2013 due primarily to lower direct operating costs from continuous improvement projects, divestitures of operating assets and higher inventory adjustments in the prior year associated with lower metal prices, partially offset by the addition of Akyem, which reached commercial production in the fourth quarter of 2013.

NEWMONT MINING CORPORATION

Liquidity

Our financial position was as follows:

	At December 31,
	2014	2013
Cash and cash equivalents	$2,403	$1,555
Debt	$6,646	$6,740
Net Debt	$4,243	$5,185
Investments	$407	$517
Newmont stockholders’ equity	$10,274	$9,993

During 2014, our debt and liquidity positions were affected by the following:

●	Net cash provided from continuing operations of $1,451;
●	Included in net cash provided from continuing operations are income and mining taxes paid (net of refunds) of $187;
●	Capital expenditures of $1,110;
●	Proceeds from the sale of assets of $661
●	Repayment of debt of $85, net of debt proceeds;
●	Proceeds from the sale of noncontrolling interests of $179; and
●	Dividends paid to common shareholders of $114.

In addition to the cash held on the balance sheet at December 31, 2014, we also maintain a $3,000 corporate revolving credit facility that matures in March 2019.  At December 31, 2014, we had no borrowings outstanding under the facility.

Accounting Developments

For a discussion of Recently Adopted Accounting Pronouncements and Recently Issued Accounting Pronouncements, see Note 2 to the Consolidated Financial Statements.

Critical Accounting Policies

Listed below are the accounting policies that we believe are critical to our financial statements due to the degree of uncertainty regarding the estimates or assumptions involved and the magnitude of the asset, liability, revenue or expense being reported. Our discussion of financial condition and results of operations is based upon the information reported in our Consolidated Financial Statements.  The preparation of these consolidated financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires us to make assumptions and estimates that affect the reported amounts of assets, liabilities, revenues, and expenses, as well as the disclosure of contingent assets and liabilities as of the date of our financial statements.  We base our assumptions and estimates on historical experience and various other sources that we believe to be reasonable under the circumstances.  Actual results may differ from the estimates we calculate due to changes in circumstances, global economics and politics, and general business conditions.  A summary of our significant accounting policies is detailed in Note 2 – Summary of Significant Accounting Policies, Risk and Uncertainties in Part II, Item 8 of this report.  We have outlined below those policies identified as being critical to the understanding of our business and results of operations and that require the application of significant management judgment.

Depreciation and Amortization

Expenditures for new facilities or equipment and expenditures that extend the useful lives of existing facilities or equipment are capitalized and depreciated using the straight-line method at rates sufficient to amortize such costs over the estimated future lives of such facilities or equipment and their components. These lives do not exceed the estimated mine life based on proven and probable reserves as the useful lives of these assets are considered to be limited to the life of the relevant mine.

NEWMONT MINING CORPORATION

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

The expected useful lives used in depreciation and amortization calculations are determined based on applicable facts and circumstances, as described above. Significant judgment is involved in the determination of useful lives, and no assurance can be given that actual useful lives will not differ significantly from the useful lives assumed for the purpose of depreciation and amortization calculations.

Carrying Value of Stockpiles

Stockpiles represent ore that has been extracted from the mine and is available for further processing. Mine sequencing may result in mining material at a faster rate than can be processed. We generally process the highest ore grade material first to maximize metal production; however, a blend of gold ore stockpiles may be processed to balance hardness and/or metallurgy in order to maximize throughput and recovery. Processing of lower grade stockpiled ore may continue after mining operations are completed. Sulfide copper ores are subject to oxidation over time which can reduce expected future recoveries. Stockpiles are measured by estimating the number of tons added and removed from the stockpile, the number of contained ounces or pounds (based on assay data), and the estimated metallurgical recovery rates (based on the expected processing method). Stockpile ore tonnages are verified by periodic surveys. Costs are added to stockpiles based on current mining costs, including applicable overhead and depreciation and amortization relating to mining operations. Costs are removed at each stockpile’s average cost per recoverable ounce of gold or pound of copper as material is processed.

NEWMONT MINING CORPORATION

The following is a summary of our ore stockpiles:

	At December 31,		At December 31,
	2014	2013	2014	2013
	($ in millions)		($ per ounce)
Gold
Carlin	$227	$300	$185	$243
Phoenix	54	56	456	314
Twin Creeks	276	306	207	207
Yanacocha	236	290	363	487
Boddington	320	247	348	322
Tanami	14	12	584	773
Jundee	-	7	-	892
Waihi	2	2	634	929
Kalgoorlie	116	107	108	102
Batu Hijau	224	232	346	415
Ahafo	376	292	324	299
Akyem	100	35	232	105
Total	$1,945	$1,886	$256	$263

	At December 31,		At December 31,
	2014	2013	2014	2013
	($ in millions)		($ per pound)
Copper
Phoenix	$11	$13	$0.45	$0.49
Boddington	70	57	0.74	0.68
Batu Hijau	1,018	1,058	0.80	0.98
Total	$1,099	$1,128	$0.79	$0.95

We record stockpiles at the lower of average cost or net realizable value (“NRV”), and carrying values are evaluated at least quarterly. NRV represents the estimated future sales price based on short-term and long-term metals prices, less estimated costs to complete production and bring the product to sale. The primary factors that influence the need to record write-downs of stockpiles include short-term and long-term metals prices and costs for production inputs such as labor, fuel and energy, materials and supplies, as well as realized ore grades and recovery rates. The Company recorded write-downs to reduce the carrying value of stockpiles to net realizable value of $385, $1,040 and $24 in 2014, 2013 and 2012, respectively, as components of Cost applicable to sales and Depreciation and amortization. The significant assumptions in determining the stockpile NRV for each mine site reporting unit at December 31, 2014 included production cost and capitalized expenditure assumptions unique to each operation, a long-term gold price of $1,300 per ounce, a long-term copper price of $3.00 per pound and a U.S. to Australian dollar long-term exchange rate of $0.87 per A$1.00. If short-term and long-term commodity prices decrease, future processing costs increase, or other negative factors occur, it may be necessary to record a write-down of ore on stockpiles to NRV.

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

NEWMONT MINING CORPORATION

The following is a summary of the historical stockpile cost and estimated future processing costs:

	At December 31, 2014
	($ per ounce)
	Historical Costs	Estimated Future Processing Costs	Total Estimated Production Costs
Gold
Carlin	$185	$737	$922
Phoenix	456	806	1,262
Twin Creeks	207	596	803
Yanacocha	363	409	772
Boddington	348	933	1,281
Tanami	584	225	809
Waihi	634	256	890
Kalgoorlie	108	1,106	1,214
Batu Hijau	346	828	1,174
Ahafo	324	712	1,036
Akyem	232	515	747
Weighted Average	$256	$750	$1,006

	At December 31, 2014
	($ per pound)
	Historical Costs	Estimated Future Processing Costs	Total Estimated Production Costs
Copper
Phoenix	$0.45	$1.55	$2.00
Boddington	0.74	1.97	2.71
Batu Hijau	0.80	1.91	2.71
Weighted Average	$0.79	$1.91	$2.70

Carrying Value of Ore on Leach Pads

Ore on leach pads represent ore that has been mined and placed on leach pads where a solution is applied to the surface of the heap to dissolve the gold or extract the copper. Costs are added to ore on leach pads based on current mining costs, including applicable amortization relating to mining operations. Costs are removed from ore on leach pads as ounces are recovered based on the average cost per estimated recoverable ounce of gold or pound of copper on the leach pad.

Estimates of recoverable ore on the leach pads are calculated from the quantities of ore placed on the leach pads (measured tons added to the leach pads), the grade of ore placed on the leach pads (based on assay data) and a recovery percentage (based on ore type). In general, leach pads recover between 50% and 95% of the recoverable ounces in the first year of leaching, declining each year thereafter until the leaching process is complete.

Although the quantities of recoverable ore placed on the leach pads are reconciled by comparing the grades of ore placed on pads to the quantities of ore actually recovered (metallurgical balancing), the nature of the leaching process inherently limits the ability to precisely monitor inventory levels. As a result, the metallurgical balancing process is constantly monitored and estimates are refined based on actual results over time. Historically, our operating results have not been materially impacted by variations between the estimated and actual recoverable quantities of ore on our leach pads. Variations between actual and estimated quantities resulting from changes in assumptions and estimates that do not result in write-downs to NRV are accounted for on a prospective basis. The Company recorded write-downs to reduce the carrying value of leach pads to net realizable value of $254, $157 and $4 in 2014, 2013 and 2012, respectively, as components of Cost applicable to sales and Depreciation and amortization. The significant assumptions in determining the NRV for each mine site reporting unit at December 31, 2014 apart from production cost and capitalized expenditure assumptions unique to each operation included a long-term gold price of $1,300 per ounce and copper price of $3.00 per pound. If short-term and long-term commodity prices decrease, future processing costs increase, or other negative factors occur, it may be necessary to record a write-down of ore on leach pads to NRV.

NEWMONT MINING CORPORATION

The following is a summary of our ore on leach pads:

	At December 31,		At December 31,
	2014	2013	2014	2013
	($ in millions)		($ per ounce)
Gold
Carlin	$172	$139	$590	$449
Twin Creeks	9	21	376	470
La Herradura	-	57	-	1,095
Yanacocha	223	214	633	809
Total	$404	$431	$605	$643

	At December 31,		At December 31,
	2014	2013	2014	2013
	($ in millions)		($ per pound)
Copper
Phoenix	$38	$40	$0.62	$0.85

The following is a summary of our ore on leach pad historical cost and estimated future processing:

	At December 31, 2014
	($ per ounce)
	Historical Costs	Estimated Future Processing Costs	Total Estimated Production Costs
Gold
Carlin	$590	$594	$1,184
Twin Creeks	376	$878	$1,254
Yanacocha	633	424	1,057
Weighted Average	$605	$515	$1,120

	At December 31, 2014
	($ per pound)
	Historical Costs	Estimated Future Processing Costs	Total Estimated Production Costs
Copper
Phoenix	$0.62	$0.91	$1.53

Carrying Value of Long-Lived Assets

We review and evaluate our long-lived assets for impairment when events or changes in circumstances indicate that the related carrying amounts may not be recoverable. Asset impairment is considered to exist if the total estimated pre-tax future cash flows on an undiscounted basis are less than the carrying amount of the asset. An impairment loss is measured and recorded based on discounted estimated future cash flows. Future cash flows are estimated based on estimated quantities of recoverable minerals, expected gold and other commodity prices (considering current and historical prices, trends and related factors), production levels, operating costs, capital requirements and reclamation costs, all based on life-of-mine plans. The significant assumptions in determining the future cash flows for each mine site reporting unit at December 31, 2014 apart from production cost and capitalized expenditure assumptions unique to each operation, included a long-term gold price of $1,300 per ounce, a long-term copper price of $3.00 per pound and U.S. to Australian dollar long-term exchange rate of $0.87 per A$1.00. During 2014, 2013 and 2012, we recorded impairments of $26, $4,352, and $52, respectively, to reduce the carrying value of property, plant and mine development as part of Write-down of property, plant and mine development.

Existing proven and probable reserves and value beyond proven and probable reserves, including mineralization other than proven and probable reserves are included when determining the fair value of mine site reporting units at acquisition and,

NEWMONT MINING CORPORATION

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

As discussed above under Depreciation and Amortization, various factors could impact our ability to achieve our forecasted production schedules from proven and probable reserves. Additionally, production, capital and reclamation costs could differ from the assumptions used in the cash flow models used to assess impairment. The ability to achieve the estimated quantities of recoverable minerals from exploration stage mineral interests involves further risks in addition to those factors applicable to mineral interests where proven and probable reserves have been identified, due to the lower level of confidence that the identified mineralized material could ultimately be mined economically. Assets classified as exploration potential have the highest level of risk that the carrying value of the asset can be ultimately realized, due to the still lower level of geological confidence and economic modeling.

Derivative Instruments

With the exception of the Call Spread Transactions (as described in Note 12 to the Consolidated Financial Statements), all financial instruments that meet the definition of a derivative are recorded on the balance sheet at fair value. Changes in the fair value of derivatives are recorded in the statements of consolidated income, except for the effective portion of the change in fair value of derivatives that are designated as cash flow hedges. Management applies judgment in estimating the fair value of instruments that are highly sensitive to assumptions regarding commodity prices, market volatilities, foreign currency exchange rates and interest rates. Variations in these factors could materially affect amounts credited or charged to earnings to reflect the changes in fair value of derivatives. Certain derivative contracts are accounted for as cash flow hedges, whereby the effective portion of changes in fair value of these instruments are deferred in Accumulated other comprehensive income (loss) and will be recognized in the statements of consolidated income when the underlying transaction designated as the hedged item impacts earnings. The derivative contracts accounted for as cash flow hedges are designated against foreign currency expenditures, diesel purchases, or future debt interest payments where management believes the forecasted transaction is probable of occurring. To the extent that management determines that the forecasted transactions are no longer probable of occurring, gains and losses deferred in Accumulated other comprehensive income (loss) would be reclassified to the statements of consolidated income immediately.

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

NEWMONT MINING CORPORATION

Our operations involve dealing with uncertainties and judgments in the application of complex tax regulations in multiple jurisdictions. The final taxes paid are dependent upon many factors, including negotiations with taxing authorities in various jurisdictions and resolution of disputes arising from federal, state, and international tax audits. We recognize potential liabilities and record tax liabilities for anticipated tax audit issues in the U.S. and other tax jurisdictions based on our estimate of whether, and the extent to which, additional taxes will be due. We adjust these reserves in light of changing facts and circumstances; however, due to the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from our current estimate of the tax liabilities. If our estimate of tax liabilities proves to be less than the ultimate assessment, an additional charge to expense would result. If an estimate of tax liabilities proves to be greater than the ultimate assessment, a tax benefit would result. We recognize interest and penalties, if any, related to unrecognized tax benefits in Income and mining tax benefit (expense).

Consolidated Financial Results

The following analysis summarizes the changes in consolidated gold sales:

	Years Ended December 31,
	2014	2013	2012
Consolidated gold sales:
Gross before provisional pricing	$6,619	$7,694	$9,115
Provisional pricing mark-to-market	(1)	(17)	4
Gross after provisional pricing	6,618	7,677	9,119
Treatment and refining charges	(26)	(32)	(36)
Net	$6,592	$7,645	$9,083
Consolidated gold ounces sold (thousands):	5,240	5,489	5,466
Average realized gold price (per ounce):
Gross before provisional pricing	$1,263	$1,402	$1,668
Provisional pricing mark-to-market	-	(3)	1
Gross after provisional pricing	1,263	1,399	1,669
Treatment and refining charges	(5)	(6)	(7)
Net	$1,258	$1,393	$1,662

The change in consolidated gold sales is due to:

	2014 vs. 2013	2013 vs. 2012
Change in consolidated ounces sold	$(350)	$39
Change in average realized gold price	(709)	(1,481)
Change in treatment and refining charges	6	4
	$(1,053)	$(1,438)

NEWMONT MINING CORPORATION

Gold Sales decreased $1,053 in 2014 compared to 2013 due to a $135 per ounce decrease in the average net realized price and a decrease of 249,000 ounces sold primarily related to the sales of Midas, La Herradura and Jundee. Gold Sales decreased $1,438 in 2013 compared to 2012 due to a $269 per ounce decrease in the average net realized price, partially offset by 23,000 more ounces sold.  For a complete discussion regarding variations in gold volumes, see Results of Consolidated Operations below.

The following analysis reflects the changes in consolidated copper sales:

	Years Ended December 31,
	2014	2013	2012
Consolidated copper sales:
Gross before provisional pricing	$803	$850	$926
Provisional pricing mark-to-market	(28)	(10)	22
Gross after provisional pricing	775	840	948
Treatment and refining charges	(75)	(71)	(67)
Net	$700	$769	$881
Consolidated copper pounds sold (millions):	264	258	257
Average realized copper price (per pound):
Gross before provisional pricing	$3.04	$3.29	$3.60
Provisional pricing mark-to-market	(0.11)	(0.04)	0.09
Gross after provisional pricing	2.93	3.25	3.69
Treatment and refining charges	(0.28)	(0.27)	(0.26)
Net	$2.65	$2.98	$3.43

The change in consolidated copper sales is due to:

	2014 vs. 2013	2013 vs. 2012
Change in consolidated pounds sold	$20	$4
Change in average realized copper price	(85)	(112)
Change in treatment and refining charges	(4)	(4)
	$(69)	$(112)

Copper Sales decreased $69 in 2014 compared to 2013 due to a $0.33 per pound decrease in the average net realized price partially offset by an increase of 6 million pounds sold. Copper Sales decreased $112 in 2013 compared to 2012 due primarily to a $0.45 per pound decrease in the average net realized price. For a complete discussion regarding variations in copper volumes, see Results of Consolidated Operations below.

NEWMONT MINING CORPORATION

The following is a summary of consolidated gold and copper sales, net:

	Years Ended December 31,
	2014	2013	2012
Gold
North America:
Carlin	$1,143	$1,390	$1,828
Phoenix	271	295	305
Twin Creeks	509	728	718
La Herradura	152	258	354
	2,075	2,671	3,205
South America:
Yanacocha	1,210	1,458	2,202

Australia/New Zealand:
Boddington	867	1,038	1,184
Tanami	437	449	302
Jundee	181	398	537
Waihi	167	157	104
Kalgoorlie	409	460	569
	2,061	2,502	2,696
Indonesia:
Batu Hijau	80	57	106

Africa:
Ahafo	569	793	874
Akyem	597	164	-
	1,166	957	874
	6,592	7,645	9,083
Copper
North America:
Phoenix	134	92	96
Australia/New Zealand:
Boddington	173	211	224
Indonesia:
Batu Hijau	393	466	561
	700	769	881
	$7,292	$8,414	$9,964

NEWMONT MINING CORPORATION

The following is a summary of Costs applicable to sales and Depreciation and amortization:

	Costs Applicable to Sales			Depreciation and Amortization
	Years Ended December 31,			Years Ended December 31,
	2014	2013	2012	2014	2013	2012
Gold
North America:
Carlin	$795	$767	$767	$162	$142	$137
Phoenix	160	164	111	35	32	22
Twin Creeks	207	273	256	43	80	61
La Herradura	89	177	132	29	34	21
	1,251	1,381	1,266	269	288	241
South America:
Yanacocha	663	684	669	338	333	254

Australia/New Zealand:
Boddington	585	805	623	104	165	159
Tanami	251	270	250	72	81	50
Jundee	85	206	172	34	80	50
Waihi	76	103	97	24	31	23
Kalgoorlie	284	342	277	18	23	18
	1,281	1,726	1,419	252	380	300
Indonesia:
Batu Hijau	81	107	71	20	22	12

Africa:
Ahafo	249	307	314	62	78	75
Akyem	172	32	-	86	13	-
	421	339	314	148	91	75
	3,697	4,237	3,739	1,027	1,114	882

Copper
North America:
Phoenix	108	52	60	18	11	9
Australia/New Zealand:
Boddington	158	195	150	25	37	34
Indonesia:
Batu Hijau	494	815	385	121	163	76
	760	1,062	595	164	211	119

Other
Corporate and other	-	-	-	38	37	31
	-	-	-	38	37	31
	$4,457	$5,299	$4,334	$1,229	$1,362	$1,032

Costs applicable to sales decreased in 2014 compared to 2013 due primarily to reduction in direct operating costs from continuous improvement projects, divestitures of operating assets and higher inventory adjustments in the prior year associated with lower metal prices, partially offset by the addition of Akyem, which reached commercial production in the fourth quarter of 2013. Direct operating costs decreased 9% in 2014 compared to 2013. Costs applicable to sales increased in 2013 compared to 2012 due primarily to higher inventory adjustments due to lower gold and copper price assumptions.  For a complete discussion regarding variations in operations, see Results of Consolidated Operations below.

Depreciation and amortization expense decreased in 2014 from 2013 due to the sale of Jundee and Midas in 2014 as well as inventory adjustments during 2013 that occurred as a result of decreased metal prices. Depreciation and amortization expense increased in 2013 from 2012 due to inventory adjustments as a result of decreases in metal prices. Depreciation and amortization expense fluctuates as capital expenditures increase or decrease and as production levels increase or decrease due to the use of the units-of-production amortization method for mineral interests and mine development. For a complete discussion, see Results of Consolidated Operations, below.

NEWMONT MINING CORPORATION

Exploration expense decreased to $164 in 2014 from $247 in 2013 due to decreases in both brownfields and greenfields expenditures in all our regions. Exploration expense decreased in 2013 from $356 in 2012 due to decreases in both brownfields and greenfields expenditures in all our regions. Exploration activities in a number of countries including Solomon Islands, Papua New Guinea and Cote d’Ivoire have been discontinued.

During 2014, we added 1.8 million ounces to proven and probable reserves, which was offset by 5.5 million ounces of depletion. Reserve additions and reductions were primarily due to reserve conversions, optimizations, model updates and updated operating costs and recoveries which resulted in net increases (before depletion) in Australia/New Zealand (0.6 million ounces), South America (0.6 million ounces), North America (0.4 million ounces), and Africa (0.2 million ounces). In addition, we removed 2.5 million ounces from proven and probable reserves due to the divestment of La Herradura, Jundee and Midas operations.

During 2013, we removed 4.6 million ounces from proven and probable reserves, along with 6.2 million ounces of depletion. Reserve reductions were primarily due to updated models, revised designs, and a decrease in gold price assumptions which resulted in net decreases (before depletion) in Australia/New Zealand (2.9 million ounces), North America (1.7 million ounces), Africa (0.9 million ounces), and Indonesia (0.1 million ounces). South America reserves increased due to conversion of mineralized material at the Merian project in Suriname and at Yanacocha (1.0 million ounces). The estimated impact of the change in gold price assumption on these reserve reductions was a decrease of (2.5) million ounces.

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

Advanced projects, research and development expense includes development project management costs and feasibility studies. Advanced projects, research and development expense decreased 27% in 2014 compared to 2013 due to the sale of La Herradura, deferment of various studies, reductions in project and technical services costs, reduced spending at Conga and Euronimba, and the decision to advance the Merian project to execution as most costs are capitalized in that stage. Advanced projects, research and development expense decreased 36% in 2013 compared to 2012 due to spending decreases in Nevada as well as fewer projects undertaken in other regions than originally anticipated.

General and administrative expense decreased to $186 in 2014, compared to $203 in 2013, primarily due to lower labor costs and a reduction in contracted services and legal fees. General and administrative expense decreased in 2013 compared to $212 in 2012 due to lower labor costs. General and administrative expense as a percentage of Sales was 2.6% in 2014, compared to 2.4% and 2.1% in 2013 and 2012, respectively.

Write-downs totaled $26, $4,352 and $52 for 2014, 2013 and 2012, respectively. The 2014 write-down was primarily related to non-essential equipment in Carlin, Phoenix, Corporate and Other and Other South America, specifically for certain assets at Conga that have been sold.

The 2013 write-down was primarily related to assets at Boddington and Long Canyon resulting from a decrease in the Company’s long-term gold and copper price assumptions combined with rising operating costs.

The 2012 write-down was primarily due to an impairment of the FALC JV diamond project as well as write-downs of non-essential surface equipment at Conga.

Other expense, net was $205, $300 and $449 for 2014, 2013 and 2012, respectively. The decrease in 2014 from 2013 is due to lower community development, restructuring, and transaction/acquisition related costs. The decrease in 2013 from 2012 is due to lower Hope Bay care and maintenance costs and regional administration and community development expenses, partially offset by higher transaction costs related to TMAC.

NEWMONT MINING CORPORATION

Other income, net was $157, $349 and $278 for 2014, 2013 and 2012, respectively. The decrease in 2014 over 2013 is due to lower gain from sale of investments and foreign currency exchange gains, partially offset by a higher gain on asset sales and lower other-than-temporary impairment of marketable equity securities.  Gains were recorded on the sale of Midas in the first quarter of 2014 and the sale of Jundee and McCoy Cove, a non-operating property in Nevada, in the third quarter of 2014 as well as a gain on the sale of La Herradura in the fourth quarter of 2014. The increase in 2013 over 2012 is due to a gain on the sale of the Canadian Oil Sands investment and higher foreign currency exchange gains, partially offset by higher other-than-temporary impairments of marketable equity securities and lower income from developing projects.

Interest expense, net was $361, $303 and $249 for 2014, 2013 and 2012, respectively. Capitalized interest totaled $23, $88 and $107 in each year, respectively. Interest expense, net increased in 2014 compared to 2013 due to decreased capitalized interest. Capitalized interest decreased from capital projects being completed in the fourth quarter of 2013 at Akyem and Phoenix copper leach and other projects being deferred. Interest expense, net increased in 2013 from 2012 due to decreased capitalized interest and higher drawdowns on the corporate revolving credit facility, as well as 12 months of interest on the 2022 and 2042 Senior Notes that were issued in March of 2012.

The Company’s Income and mining tax benefit (expense) consisted of:

	Years Ended December 31,
	2014		2013		2012
Income (loss) before income and mining tax and other items		$506		$(3,606)		$3,114

Income tax benefit (expense) at statutory rate	35%	$(177)	35%	$1,262	35%	$(1,090)
Reconciling items:
Tax benefit generated on change in form of a non-U.S. Subsidiary	-	-	-	-	(22)%	694
Percentage depletion	(24)%	122	4%	134	(9)%	267
Change in valuation allowance on deferred tax assets	15%	(75)	(19)%	(665)	23%	(716)
Tax benefit from capital loss on sale of assets	(13)%	65	-	-	-	-
Tax planning on sale of Canadian Oil Sands and Canadian capital gains tax rate	-	-	2%	61	-	-
Mining and other taxes	7%	(34)	(1)%	(45)	2%	(77)
State tax benefit on asset impairment	-	-	2%	62	-	-
Disallowed loss on Midas Sale	2%	(13)	-	-	-	-
U.S. tax effect of minority interest attributable to non-U.S. investees	5%	(25)	0%	10	(0)%	7
Effect of foreign earnings, net of credits	(3)%	13	(1)%	(19)	(0)%	6
Other	2%	(9)	(1)%	(45)	(1)%	33
Income and mining tax benefit (expense)	26%	$(133)	21%	$755	28%	$(876)

Income and mining tax expense was $133, resulting in an effective tax rate of 26%. This compares to income tax benefit of $755 and an expense of $876, or effective tax rates of 21% and 28% for 2013 and 2012 respectively. The Company’s effective tax rate is driven by a number of factors as illustrated in the table above. The percentage impact of these items is exaggerated during the current year due to lower pretax income. The 2014 rate differs from 2013 and 2012 due primarily to changes in the Company’s valuation allowance. In 2014, the Company increased its valuation allowance because of stockpile inventory adjustments at Batu Hijau and capital losses generated during the year. This increase was partially offset by a decrease in the Company’s tax credits (due to tax refunds, reduction in estimated foreign taxes for the current year, settlements of income tax audits, and the impact of the Jundee sale). In addition to the changes in valuation allowance, the Company’s effective tax rate for the current year is favorably influenced by a larger impact from percentage depletion due to the jurisdictional mix of the Company’s income.

The Company’s effective tax rate is influenced by a number of factors, including the Company’s income, the geographic distribution of that income, the non-recognition of tax assets, percentage depletion, changes in tax laws, and the impact of specific transactions and assessments. As a result, the Company expects that the effective tax rate will fluctuate, sometimes significantly, in future periods. See Note 8 of the Notes to the Financial Statements for more information regarding deferred tax assets.

NEWMONT MINING CORPORATION

Valuation of Deferred Tax Assets

The Company accounts for income taxes using the liability method, recognizing certain temporary differences between the financial reporting basis of the Company’s liabilities and assets and the related income tax basis for such liabilities and assets. This method generates either a net deferred income tax liability or asset for the Company, as measured by the statutory tax rates in effect. The Company derives its deferred income tax charge or benefit by recording the change in either the net deferred income tax liability or asset balance for the year. Mining taxes represent state and provincial taxes levied on mining operations. As the mining taxes are calculated as a percentage of mining profits, the Company classifies them as income taxes. With respect to earnings derived from the operation of the Company’s consolidated subsidiaries, the Company has not provided deferred taxes in those situations where the earnings are indefinitely reinvested (including situations where the carrying value of the net equity of such entities for financial reporting purposes exceeds the tax basis of such equity).

The Company’s deferred income tax assets include certain future tax benefits. The Company records a valuation allowance against any portion of those deferred income tax assets when it believes, based on the weight of available evidence, it is more likely than not that some or all of the deferred income tax asset will not be realized. The valuation of deferred tax assets requires judgment in assessing how the Company’s future performance will affect tax attributes that have been recognized in our financial statements or tax returns. Our accounting for deferred tax consequences represents our best estimate of those future events. Changes in our current estimates, due to anticipated or unanticipated events, could have a material impact on our financial condition and operating results.

At December 31, 2014, the Company’s valuation allowance was $2,817, leaving net deferred tax assets of $1,242 on the Company’s balance sheet. Realization is dependent on generating sufficient taxable income in the period for which our net deferred tax assets reverse. Although realization is not assured, management believes it is more likely than not that its net deferred tax assets will be realized. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the temporary difference reversal period are reduced. For additional risk factors that could impact the Company’s ability to realize the deferred tax assets, see Note 2, Summary of Significant Accounting Policies, Risks and Uncertainties.

In assessing the need for a valuation allowance, the Company considered both positive and negative evidence related to the likelihood of realizing the deferred tax assets. If, based on the weight of all available evidence, it is more likely than not the deferred tax assets will be realized; the Company did not record a valuation allowance. Certain categories of evidence carried more weight in the Company’s analysis than others based on the following factors:

•	The extent to which the evidence may be objectively verified;
•	The nature, frequency and severity of projected cumulative pretax losses, if any, in the three-year period ending December 31, 2015;
•	The strength and trend of earnings in future years;
•	The nature of temporary differences and predictability of reversal patterns of existing temporary differences;
•	The sensitivity of future forecasted results to commodity prices and other factors; and
•	Prudent and feasible tax planning strategies readily available that may alter the timing of reversal of the temporary difference.

This assessment is completed on a taxing jurisdiction basis and the income projections included in our assessment are based on the following significant assumptions: a long-term gold price of $1,300 per ounce, a long-term copper price of $3.00 per pound and a U.S. to Australian dollar long-term exchange rate of $0.87 per A$1.00. The Company specifically assessed risks related to decreased commodity prices, the effect those prices would have on the Company’s operations, potential future impairments, and a continuation of the Company’s cumulative loss position.

The Company concluded that, absent a material decrease to the Company’s long term commodity pricing assumptions, the Company’s ability to access its deferred tax assets in the U.S., Australia, and Peru that are not currently subject to a valuation allowance will not be impacted.

Further, the Company concluded that the net deferred tax assets of its Canadian entities required a full valuation allowance. The Company has also recorded valuation allowance for net operating losses in Australia and France. In addition, the Company retained a full valuation allowance on our tax credits in the U.S. and capital losses in both the U.S. and Australia.

NEWMONT MINING CORPORATION

Net loss (income) from noncontrolling interests was $179, $261, and $(309) in 2014, 2013, 2012, respectively.  The loss from noncontrolling interests decreased in 2014 from 2013 due to increased earnings at Batu Hijau, partially offset by decreased earnings at Yanacocha and a change in our ownership interest in TMAC to 44.69% from 70.4%.  The loss from noncontrolling interests increased in 2013 from 2012 due to decreased earnings at Batu Hijau and Yanacocha.

Equity income (loss) of affiliates was $(4), $(5), and $(51) in 2014, 2013, and 2012, respectively. The equity loss from affiliates decreased slightly in 2014 from 2013 due to decreased costs at Euronimba, mostly offset by decreased earnings from La Zanja.  The equity loss from affiliates decreased in 2013 from 2012 primarily due to decreased costs at Euronimba.

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

We have a 28.75% interest in Novo Resources Corporation (“Novo”). Novo owns a majority of the Beaton’s Creek discovery with Millennium Minerals in the Pilbara region of Western Australia.

Income (loss) from discontinued operations includes a retained royalty obligation (“Holt”) from Holloway Mining Company. Holloway Mining Company, which owned the Holt-McDermott property, was sold to St. Andrew Goldfields Ltd. (“St. Andrew”) in 2006. The Company records adjustments based on short and long-term gold prices, discount rate assumptions and resource estimates published by St. Andrew. In 2014, we recognized a $40 charge, net of tax benefit of $18. In 2013, we recognized a $61 benefit, net of tax expense of $28. In 2012, we recognized a $76 charge, net of tax benefit of $4. Due to the nature of the sliding scale royalty calculation, changes in expected production, discount rates and gold price could have a significant impact on the fair value of the liability.

Other comprehensive loss, net of tax was $301 in 2014 and included non-cash adjustments for a $107 net loss in value of marketable securities primarily related to Regis Resources, Ltd. and Gabriel Resources, Ltd., a $23 net loss on the translation of subsidiaries with non-U.S. dollar functional currencies, a $125 net loss related to pension and other post-retirement benefit adjustments primarily as a result of utilizing a lower discount rate and updated mortality tables, and a $46 net loss on derivatives designated as cash flow hedges due mainly to foreign currency hedge losses. Other comprehensive loss, net of tax was $671 in 2013 and included non-cash adjustments for a $577 net loss in value of marketable securities primarily related to Canadian Oil Sands Trust, Regis Resources Ltd., Paladin Energy, Ltd. and Gabriel Resources Ltd., a $31 net loss on the translation of subsidiaries with non-U.S. dollar functional currencies, a $152 net gain related to pension and other post-retirement benefit adjustments mainly as a result of changes in actuarial estimates, and a $215 net loss on derivatives designated as cash flow hedges due mainly to foreign currency hedge losses. Other comprehensive loss, net of tax was $161 in 2012 and included non-cash adjustments for a $161 net loss in value of marketable securities primarily related to Canadian Oil Sands Trust and Gabriel Resources Ltd., partially offset by gains related to Regis Resources Ltd., a $14 net gain on the translation of subsidiaries with non-U.S. dollar functional currencies, a $51 net loss related to pension and other post-retirement benefit adjustments primarily as a result of utilizing a lower discount rate, and a $40 net gain on derivatives designated as cash flow hedges due mainly to foreign currency hedge gains.

NEWMONT MINING CORPORATION

Results of Consolidated Operations

	Gold or Copper Produced			Costs Applicable to Sales (1)			Depreciation and Amortization			All-In Sustaining Costs (2)
	2014	2013	2012	2014	2013	2012	2014	2013	2012	2014	2013	2012
GOLD	(ounces in thousands)			($ per ounce)			($ per ounce)			($ per ounce)
North America	1,631	1,951	1,960	$759	$711	$655	$164	$148	$125	$1,007	$977	$1,050
South America	970	1,017	1,346	687	671	505	350	326	192	988	1,041	1,054
Australia / New Zealand	1,640	1,748	1,648	785	966	878	154	213	186	975	1,176	1,200
Indonesia	76	48	68	1,123	2,332	1,071	269	472	179	1,458	2,804	1,687
Africa	914	699	561	456	487	596	160	131	142	647	784	970
Total/Weighted-Average	5,231	5,463	5,583	$706	$772	$684	$203	$210	$167	$1,002	$1,113	$1,177
Attributable to Newmont (3)	4,845	5,065	4,977

COPPER	(pounds in millions)			($ per pound)			($ per pound)			($ per pound)
North America	46	35	30	$2.36	$1.74	$2.20	$0.39	$0.36	$0.33	$2.83	$2.38	$3.79
Australia / New Zealand	69	66	67	2.38	2.75	2.29	0.38	0.52	0.51	3.09	3.35	3.00
Indonesia	156	161	157	3.24	5.17	2.36	0.80	1.04	0.46	4.14	6.34	3.91
Total/Weighted-Average	271	262	254	$2.88	$4.12	$2.32	$0.62	$0.81	$0.42	$3.65	$5.07	$3.66
Attributable to Newmont (3)	191	179	173

COPPER	(tonnes in thousands)
North America	21	16	14
Australia / New Zealand	31	30	30
Indonesia	71	73	71
Total/Weighted-Average	123	119	115
Attributable to Newmont	86	81	78

(1)	Excludes Depreciation and amortization and Reclamation and remediation.
(2)	See “Non-GAAP Financial Measures” on page 74.
(3)

Includes 67, 65, and 53 attributable ounces in 2014, 2013, and 2012, respectively, from our non-consolidated interest in La Zanja and 58, 56, and 31 attributable ounces in 2014, 2013, and 2012, respectively, from our non-consolidated interest in Duketon.

2014 compared to 2013

Consolidated gold ounces produced decreased 4% due to:

●	Lower production from North America due to planned stripping campaigns at Carlin and Twin Creeks as well as the sale of Midas and La Herradura during the year; and
●	lower production from Australia / New Zealand due primarily to the sale of Jundee during the year; and
●	lower production from South America due to lower leach recoveries from fewer beginning ounces on leach pads at the beginning of the period; partially offset by
●	higher production from Africa due to a full year of commercial production from Akyem; and
●	higher production from Indonesia due to accessing phase 6 ore at Batu Hijau.

Consolidated copper pounds produced increased 3% due primarily to a full year of production from the Phoenix Copper Leach facility.

Costs applicable to sales per consolidated gold ounce sold decreased 9% as a result of 11% lower direct operating costs from continuous improvement projects, lower cost production at Akyem and higher inventory adjustments in the prior year associated with lower gold prices. Costs applicable to sales per consolidated copper pound sold decreased 30% due to accessing phase 6 ore at Batu Hijau, lower direct operating costs and higher inventory adjustments in the prior year associated with lower copper prices.

Depreciation and amortization per consolidated gold ounce and copper pound sold decreased 3% and 23% due to inventory adjustments as a result of decreases in metal prices in 2013.

NEWMONT MINING CORPORATION

2013 compared to 2012

Consolidated gold ounces produced decreased 2% due to:

●	Lower production from South America due to lower leach grade placed on the leach pads as well as lower mill grade and recovery; and
●	lower production from Indonesia due to lower gold grade and recovery related to processing lower grade stockpiled material; and
●	lower production from North America due to the suspension of an explosives permit related to a land dispute at La Herradura; partially offset by
●	higher production from Africa due to new production from Akyem and higher throughput and recovery from Ahafo; and
●	higher production from Australia / New Zealand due to increased production at Tanami and Waihi.

Consolidated copper pounds produced increased 3% due to higher recovery at Batu Hijau, partially offset by lower grade milled.

Costs applicable to sales per consolidated gold ounce sold increased 13% due to inventory adjustments associated with lower gold prices. Costs applicable to sales per consolidated copper pound sold increased 78% due to inventory adjustments at Batu Hijau and Boddington associated with lower copper prices.

Depreciation and amortization per consolidated gold ounce and copper pound sold increased 26% and 93%, respectively, due to inventory adjustments as a result of decreases in metal prices in 2013.

North America Operations

	Gold or Copper Produced			Costs Applicable to Sales (1)			Depreciation and Amortization			All-In Sustaining Costs (3)
	2014	2013	2012	2014	2013	2012	2014	2013	2012	2014	2013	2012
GOLD	(ounces in thousands)			($ per ounce)			($ per ounce)			($ per ounce)
Carlin	907	1,025	1,005	$878	$755	$783	$179	$140	$141	$1,072	$968	$1,091
Phoenix	211	234	181	720	731	588	159	141	114	883	911	1,032
Twin Creeks	389	509	562	517	527	463	108	154	110	820	668	734
La Herradura (2)	124	183	212	742	967	621	243	186	101	1,042	1,601	1,151
Total/Weighted-Average	1,631	1,951	1,960	$759	$711	$655	$164	$148	$125	$1,007	$977	$1,050

COPPER	(pounds in millions)			($ per pound)			($ per pound)			($ per pound)
Phoenix	46	35	30	$2.36	$1.74	$2.20	$0.39	$0.36	$0.33	$2.83	$2.38	$3.79
	(tonnes in thousands)
Phoenix	21	16	14

(1)	Excludes Depreciation and amortization and Reclamation and remediation.
(2)	Our proportionate 44% share.
(3)	All-In Sustaining Costs is a non-GAAP financial measure. See page 74 for a reconciliation.

2014 compared to 2013

Carlin, USA. Gold ounces produced decreased 12% due primarily to planned stripping campaigns, partially offset by higher Mill 6 throughput and higher Mill 5 recovery as a result of continuous improvement projects. Costs applicable to sales per ounce increased 16% due to lower ounces sold and planned stripping campaign at Gold Quarry. This was partially offset by lower operating costs associated with continuous improvement projects. Depreciation and amortization per ounce increased 28% due to lower ounces sold and higher inventory adjustments.

Phoenix, USA. Gold ounces produced decreased 10% due to planned lower grades mined and lower mill throughput as a result of harder ore, partially offset by higher recoveries. Copper pounds produced increased 31% due to production from the Phoenix Copper Leach facility which was completed in the fourth quarter of 2013. Costs applicable to sales per ounce decreased 2% due to lower operating costs as well as a higher allocation of costs to copper. Costs applicable to sales per pound increased 36% due to lower

NEWMONT MINING CORPORATION

copper mill grade and higher allocation of costs to copper. Depreciation and amortization increased 13% per ounce and 8% per pound due to higher amortization rates and a full year of Phoenix Copper Leach facility in commercial production.

Twin Creeks, USA. Gold ounces produced decreased 24% following the sale of Midas as well as a planned stripping campaign. Costs applicable to sales per ounce decreased 2% primarily due to lower operating costs associated with continuous improvement projects. Depreciation and amortization per ounce decreased 30% due to the Midas sale.

La Herradura, Mexico. Gold ounces produced decreased 32% due to the sale of La Herradura during the fourth quarter and the timing of leach recoveries as the mine ramped back up to full production following the receipt of the explosives permit. Costs applicable to sales per ounce decreased 23% due to higher leach placement with the ramp up of production after receiving the explosives permit. Depreciation and amortization per ounce increased 31% due to the new mill and additional mining equipment as well as lower production.  On October 6, 2014, we completed the sale of our 44% interest in La Herradura to Fresnillo.

2013 compared to 2012

Carlin, USA. Gold ounces produced increased slightly due to a full year of production from Emigrant. Costs applicable to sales per ounce decreased 4% due to higher production and lower royalties while partially offset by inventory adjustments as a result of lower metal prices. Depreciation and amortization per ounce was substantially unchanged from the prior year.

Phoenix, USA. Gold ounces produced increased 29% due to higher throughput, grade, and recovery at Phoenix. Copper pounds produced increased 17% due to new production from the copper leach project in addition to higher mill throughput and higher mill recoveries. Costs applicable to sales per ounce increased 24% due to higher allocation of costs to gold and higher processing costs due to adverse weather conditions. Costs applicable to sales per pound decreased 21% due to higher copper leach production, higher mill throughput, higher mill recoveries and lower allocation of costs to copper. Depreciation and amortization increased 24% per ounce and 9% per pound due to assets placed in service in 2012.

Twin Creeks, USA. Gold ounces produced decreased 9% due to lower mill grade and lower throughput at Midas as well as lower leach production and lower throughput at the Twin Creeks autoclave. Costs applicable to sales per ounce increased 14% primarily due to lower production levels. Depreciation and amortization per ounce increased 40% primarily due to lower production and higher amortization at Midas.

La Herradura, Mexico. Gold ounces produced decreased 14% due to the suspension of the explosives permit related to a land dispute. Costs applicable to sales per ounce increased 56% due to the suspension of the explosives permit and leach pad inventory adjustments related to the suspended permits. Depreciation and amortization per ounce increased 84% due to the inventory leach pad adjustments.

South America Operations

	Gold Ounces Produced			Costs Applicable to Sales (1)			Depreciation and Amortization			All-In Sustaining Costs (2)
	2014	2013	2012	2014	2013	2012	2014	2013	2012	2014	2013	2012
GOLD	(in thousands)			($ per ounce)			($ per ounce)			($ per ounce)
Yanacocha	970	1,017	1,346	$687	$671	$505	$350	$326	$192	$943	$1,004	$989
Attributable to Newmont:
Yanacocha (51.35%)	498	523	691
La Zanja (46.94%)	67	65	53
	565	588	744

(1)	Excludes Depreciation and amortization and Reclamation and remediation.
(2)	All-In Sustaining Costs is a non-GAAP financial measure. See page 74 for a reconciliation.

2014 compared to 2013

Yanacocha, Peru. Gold ounces produced decreased 5% due primarily to lower leach production from fewer beginning ounces on leach pads at the beginning of the period. Costs applicable to sales per ounce increased 2% due to lower production, partially offset by lower production costs as a result of Full Potential projects that increased haul efficiency including fuel and tire savings. Depreciation and amortization per ounce increased 7% due to higher asset retirement costs and lower ounces sold.

NEWMONT MINING CORPORATION

2013 compared to 2012

Yanacocha, Peru. Gold ounces produced decreased 24% due to lower leach grade placed on the leach pads as well as lower mill grade and recovery. Costs applicable to sales per ounce increased 33% due to inventory adjustments from a decrease in gold price in 2013, lower production, and lower by-product credits partially offset by lower worker’s participation and lower headcount. Depreciation and amortization per ounce increased 70% due to the portion of the inventory adjustments associated with amortization, higher asset retirement costs, and lower production.

Australia / New Zealand Operations

	Gold or Copper Produced			Costs Applicable to Sales (1)			Depreciation and Amortization			All-In Sustaining Costs (2)
	2014	2013	2012	2014	2013	2012	2014	2013	2012	2014	2013	2012
GOLD	(ounces in thousands)			($ per ounce)			($ per ounce)			($ per ounce)
Boddington	696	704	724	$849	$1,083	$877	$149	$222	$223	$972	$1,222	$1,065
Tanami	345	323	183	727	832	1,386	208	248	275	1,038	1,163	2,294
Jundee	138	279	333	610	738	536	243	287	157	771	975	811
Waihi	132	110	67	576	924	1,548	183	283	372	687	1,081	1,935
Kalgoorlie (3)	329	332	341	868	1,040	814	56	70	54	1,009	1,131	912
Total/Weighted-Average	1,640	1,748	1,648	$785	$966	$878	$154	$213	$186	$975	$1,176	$1,200
Duketon (19.45%)	58	56	31
Attributable to Newmont	1,698	1,804	1,679

COPPER	(pounds in millions)			($ per pound)			($ per pound)			($ per pound)
Boddington	69	66	67	$2.38	$2.75	$2.29	$0.38	$0.52	$0.51	$3.09	$3.35	$3.00
	(tonnes in thousands)
Boddington	31	30	30

(1)	Excludes Depreciation and amortization and Reclamation and remediation.
(2)	All-In Sustaining Costs is a non-GAAP financial measure. See page 74 for reconciliation.
(3)	Includes our proportionate 50% share.

2014 compared to 2013

Boddington, Australia. Gold production decreased 1% due primarily to lower grade milled as a result of planned lower ore grade mined, mostly offset by higher throughput related to higher mill utilization as a result of sustainable process improvements resulting from our Full Potential project. Copper production increased 5% due to higher mill throughput as discussed above partially offset by lower ore grade milled. Costs applicable to sales decreased 22% per ounce and 13% per pound, respectively, mainly due to lower stockpile inventory adjustments, lower mill maintenance costs, and the repeal of the Carbon Tax in July of 2014. Depreciation and amortization decreased 33% per ounce and 27% per pound, respectively, due to the impact of the prior year asset impairment and inventory adjustments from decreases in metal prices in the prior year.

Tanami, Australia. Gold ounces produced increased 7% mainly as a result of improved mining rates. These were primarily due to higher truck utilization and stope availability leading to higher tons mined and higher mill throughput as a result of sustainable process improvements through Full Potential projects. Costs applicable to sales decreased 13% per ounce due to higher production coupled with lower underground mining costs as well as lower milling costs on a unit basis as a result of higher tons milled. Depreciation and amortization decreased 16% per ounce due to higher production and higher reserves.

Jundee, Australia. Gold ounces produced decreased 51% as a result of the sale of the Jundee mine on July 1, 2014.

Waihi, New Zealand. Gold ounces produced increased 20% due to higher mill throughput as a result of higher ore tons mined partially offset by planned lower ore grade milled. Costs applicable to sales decreased 38% per ounce due to higher production and lower mining and milling costs on a unit basis. Depreciation and amortization decreased 35% per ounce due to higher production.

Kalgoorlie, Australia. Gold ounces produced decreased 1% primarily due to lower throughput. Costs applicable to sales decreased 17% per ounce and Depreciation and amortization decreased 20% per ounce due to higher production, and the impact of the inventory adjustments from the decrease in gold price in the prior year.

NEWMONT MINING CORPORATION

2013 compared to 2012

Boddington, Australia. Gold production decreased 3% due primarily to lower grade and throughput partially offset by higher recovery. Copper production remained essentially in line with 2012. Costs applicable to sales increased 23% per ounce and 20% per pound, respectively, mainly due to the impact of inventory adjustments from the decrease in metal prices in 2013. Depreciation and amortization per ounce and per pound were in line with the prior year.

Tanami, Australia. Gold ounces produced increased 77% due to higher mill throughput and higher ore grade mined. Costs applicable to sales decreased 40% per ounce due to higher production. Depreciation and amortization decreased 10% per ounce due to higher production.

Jundee, Australia. Gold ounces produced decreased 16% due to lower ore grade milled. Costs applicable to sales increased 38% per ounce due to lower production coupled with higher operating costs related to a higher proportion of operating development drifting. Depreciation and amortization increased 83% per ounce due to higher capitalized mine development and lower production.

Waihi, New Zealand. Gold ounces produced increased 64% due to higher ore tons mined. Costs applicable to sales decreased 40% per ounce due to higher production and less waste tons mined. Depreciation and amortization decreased 24% per ounce due to higher production.

Kalgoorlie, Australia. Gold ounces produced decreased 3% due to lower ore grade milled. Costs applicable to sales increased 28% per ounce due to the impact of inventory adjustments from the decrease in gold prices in 2013 coupled with lower production. Depreciation and amortization increased 30% per ounce due to the impact of the inventory adjustments from decreased gold prices in 2013.

Indonesia Operations

	Gold or Copper Produced			Costs Applicable to Sales (1)			Depreciation and Amortization			All-In Sustaining Costs (3)
	2014	2013	2012	2014	2013	2012	2014	2013	2012	2014	2013	2012
GOLD	(ounces in thousands)			($ per ounce)			($ per ounce)			($ per ounce)
Batu Hijau	76	48	68	$1,123	$2,332	$1,071	$269	$472	$179	$1,458	$2,848	$1,731
Attributable to Newmont (2)	37	23	33

COPPER	(pounds in millions)			($ per pound)			($ per pound)			($ per pound)
Batu Hijau	156	161	157	$3.24	$5.17	$2.36	$0.80	$1.04	$0.46	$4.14	$6.34	$3.91
Attributable to Newmont (2)	76	78	76
	(tonnes in thousands)
Batu Hijau	71	73	71
Attributable to Newmont (2)	34	35	34

(1)	Excludes Depreciation and amortization and Reclamation and remediation.
(2)	Our weighted-average economic interest was 48.50% in 2014, 2013 and 2012.
(3)	All-In Sustaining Costs is a non-GAAP financial measure. See page 74 for reconciliation.

2014 compared to 2013

Batu Hijau, Indonesia. Gold production increased 58% due to higher ore grade and higher recovery as a result of accessing Phase 6 ore partially offset by lower mill throughput associated with the period of care and maintenance. Copper production decreased 3% due to lower mill throughput associated with the period of care and maintenance partially offset by higher ore grade and higher recovery. Costs applicable to sales decreased 52% per ounce and 37% per pound, respectively, due to higher gold production, lower production costs, and inventory adjustments as a result of decreases in metal prices in 2013. Depreciation and amortization decreased 43% per ounce and 23% per pound, respectively, due to inventory adjustments as a result of decreases in metal prices in 2013.

NEWMONT MINING CORPORATION

2013 compared to 2012

Batu Hijau, Indonesia. Gold production decreased 29% due to lower grade and recovery.  Copper production increased 3% due to higher recovery partially offset by lower grade. Costs applicable to sales increased 118% per ounce and 119% per pound, respectively, due to inventory adjustments as a result of decreases in metal prices in 2013, lower production, partially offset by lower total production costs. Depreciation and amortization increased 164% per ounce and 126% per pound, respectively, due to inventory adjustments as a result of decreases in metal prices in 2013 as well as lower gold production.

Africa Operations

	Gold Ounces Produced			Costs Applicable to Sales (1)			Depreciation and Amortization			All-In Sustaining Costs (2)
	2014	2013	2012	2014	2013	2012	2014	2013	2012	2014	2013	2012
GOLD	(in thousands)			($ per ounce)			($ per ounce)			($ per ounce)
Ahafo	442	570	561	$552	$542	$596	$136	$137	$142	$849	$855	$911
Akyem	472	129	-	364	248	-	182	103	-	423	333	-
Total / Weighted Average	914	699	561	$456	$487	$596	$160	$131	$142	$647	$784	$970

(1)	Excludes Depreciation and amortization and Reclamation and remediation.
(2)	All-In Sustaining Costs is a non-GAAP financial measure. See page 74 for a reconciliation.

2014 compared to 2013

Ahafo, Ghana. Gold ounces produced decreased 22% due to lower mill throughput from depletion of oxide ore and lower grade ores available for mill feed. Costs applicable to sales per ounce increased 2% due to lower production partially offset by lower direct operating costs from process improvement projects. Depreciation and amortization per ounce decreased 1%.

Akyem, Ghana. Gold ounces produced increased 266% due to a full year of production from Akyem. Costs applicable to sales and Depreciation and amortization per ounce increased 47% and 77%, respectively, due to lower grade ore processed and capitalization of mine related development costs in 2013 as compared to 2014.

2013 compared to 2012

Ahafo, Ghana. Gold ounces produced increased 2% due to higher throughput and higher recovery. Costs applicable to sales per ounce decreased 9% due to higher production and higher ore tons mined partially offset by higher royalties. Depreciation and amortization per ounce decreased 3% due to higher ounces sold.

Akyem, Ghana. Gold ounces produced of 129,000, Costs applicable to sales per ounce of $248, and Depreciation and amortization per ounce of $103 are due to the commencement of commercial production in the fourth quarter of 2013.

Foreign Currency Exchange Rates

Foreign currency exchange rates can increase or decrease profit margins and Costs applicable to sales to the extent costs are paid in foreign currencies. Such fluctuations have not had a material impact on our revenue since gold and copper are sold throughout the world principally in U.S. dollars. Approximately 41%, 47% and 51% of our Costs applicable to sales were paid in currencies other than the U.S. dollar in 2014, 2013 and 2012, respectively. Our Costs applicable to sales are most significantly impacted by variations in the Australian dollar/U.S. dollar exchange rate. Variations in the Australian dollar/U.S. dollar exchange rate historically have been strongly correlated to variations in the U.S. dollar gold price over the long-term. Changes in costs at Australian locations due to exchange rate changes have therefore tended to be mitigated by changes in sales reported in U.S. dollars at Australian locations. No assurance, however, can be given that the Australian dollar/U.S. dollar exchange rate will continue to be strongly correlated to the U.S. dollar gold price in the future.

Variations in foreign currency exchange rates decreased Costs applicable to sales per ounce $4, net of hedging, in 2014 compared to 2013, and decreased Costs applicable to sales per ounce $5, net of hedging, in 2013 from 2012, primarily due to movements in the Australian dollar.

NEWMONT MINING CORPORATION

We hedge a portion of our forecasted Australian dollar denominated operating expenditures. At December 31, 2014, we have hedged 21%, 12%, 8%, and 4% of our forecasted Australian denominated operating costs in 2015, 2016, 2017, and 2018, respectively, at an average rate of 0.98, 0.95, 0.93, and 0.92, respectively.

Foreign currency exchange rates have not had a material impact on our determination of proven and probable reserves. However, if a sustained weakening of the U.S. dollar in relation to the Australian dollar, and/or to other foreign currencies that impact our cost structure, were not mitigated by offsetting increases in the U.S. dollar gold price or by other factors, the amount of proven and probable reserves in the applicable foreign country could be reduced as certain proven and probable reserves may no longer be economic. The extent of any such reduction would be dependent on a variety of factors including the length of time of any such weakening of the U.S. dollar, and management’s long-term view of the applicable exchange rate. Future reductions of proven and probable reserves could result in reduced gold or copper sales and increased amortization and, depending on the level of reduction, could also result in impairments of property, plant and mine development, mineral interests and/or goodwill.

Liquidity and Capital Resources

Cash Provided from Operations

Net cash provided from continuing operations was $1,451, $1,561 and $2,388 for 2014, 2013 and 2012, respectively, and was impacted by the following key factors:

	Years Ended December 31,
	2014	2013	2012
Consolidated gold ounces sold (in thousands)	5,240	5,489	5,466
Average price realized per ounce of gold, net	$1,258	$1,393	$1,662
Costs applicable to sales per ounce of gold (1)	(706)	(772)	(684)
Operating margin per ounce of gold (2)	$552	$621	$978
Consolidated copper pounds sold (in millions)	264	258	257
Average price realized per pound of copper, net	$2.65	$2.98	$3.43
Costs applicable to sales per pound of copper (1)	(2.88)	(4.12)	(2.32)
Operating margin per pound of copper (2)	$(0.23)	$(1.14)	$1.11

(1) Excludes Depreciation and amortization and Reclamation and remediation.

(2) See “Non-GAAP Financial Measures” on page 74.

Net cash provided from continuing operations was $1,451 in 2014 a decrease of $110 from 2013 due to lower average realized gold and copper prices and lower consolidated gold ounces sold, partially offset by a decrease in direct operating costs and an improvement in working capital.  Cash flow provided from continuing operations during 2013 was $1,561, a decrease of $827 from 2012 due to lower gold production, a lower average realized gold price and a net increase in operating assets and liabilities.

NEWMONT MINING CORPORATION

Investing Activities

Net cash used in investing activities was $507 in 2014 compared to $1,313 and $3,264 in 2013 and 2012, respectively, for the reasons explained below.

Cash additions to property, plant and mine development were as follows:

	Years Ended December 31,
	2014	2013	2012
North America:
Carlin	$251	$238	$336
Phoenix	32	121	139
Twin Creeks	112	68	131
La Herradura	23	103	89
Other North America	23	26	71
	441	556	766
South America:
Yanacocha	83	178	510
Other South America	37	193	601
	120	371	1,111
Australia/New Zealand:
Boddington	87	113	141
Tanami	90	93	179
Jundee	15	45	58
Waihi	20	11	19
Kalgoorlie	33	19	21
Other Australia/New Zealand	6	5	19
	251	286	437
Indonesia:
Batu Hijau	59	105	148
	59	105	148
Africa:
Ahafo	104	170	228
Akyem	26	240	388
	130	410	616
Corporate and Other	98	84	74
Accrual basis	1,099	1,812	3,152
Decrease in accrued capital expenditures and other non-cash adjustments	11	88	58
Cash basis	$1,110	$1,900	$3,210

Capital expenditures in North America during 2014 included $63 for the development of the Turf Vent Shaft project, $144 for surface and underground mine development, $51 for tailings facility upgrades and $37 for capitalized components in Nevada, as well as $14 for surface mine development and $7 for reserve conversion drilling in Mexico. Capital expenditures in South America included $37 related to the Conga project, $36 for tailings and other infrastructure improvements and $27 for capitalized mining equipment components. The majority of capital expenditures in Australia and New Zealand were $88 for underground mine development, $48 for mining equipment and equipment components, $41 for equipment used in the process facilities and $38 for tailings and support facility construction and upgrades. Capital expenditures in Indonesia were $32 for capitalized mining equipment components and $21 for equipment purchases and rebuilds. Capital expenditures in Africa were $10 for pre-development work at Subika Underground, $36 for primary mining equipment and equipment components, $31 for tailings facility expansions, $12 for land purchases and $10 for mill facility upgrades. Capital expenditures in Corporate were $74 for the Merian Project development and $9 for software development and upgrades.

Capital expenditures in North America during 2013 included $91 for the construction of the Phoenix Copper Leach project, $83 for the development of the Turf Vent Shaft project, $106 for surface and underground mine development, $60 for tailings and mill facility upgrades and $26 for other infrastructure improvements in Nevada, as well as $74 for surface mine development and $28 for mill construction in Mexico. Capital expenditures in South America included $190 related to the Conga project, $54 for tailings and other infrastructure improvements, $49 for leach pad expansions, $35 for surface mine development and $25 for mining and support

NEWMONT MINING CORPORATION

equipment. The majority of capital expenditures in Australia and New Zealand were $106 for underground mine development, $59 for mining equipment purchases, $55 for tailings facility construction and $44 for mill facilities and support infrastructure improvements and upgrades. Capital expenditures in Indonesia were $96 for equipment purchases and rebuilds, $5 for surface mine development and $4 for infrastructure improvements and upgrades. Capital expenditures in Africa were $240 for Akyem Project development, $28 for the Subika expansion project and $20 for the Ahafo Mill expansion project, as well as $50 for equipment purchases and $12 for surface mine development at Ahafo. Capital expenditures in Corporate were primarily related to the Merian project.

Capital expenditures in North America during 2012 included $57 for Leeville/Turf development, $47 for Emigrant development, $217 for surface and underground development, $151 for leaching, tailings and other facilities, $94 for process facilities improvements and upgrades and $91 for mine and support equipment as well as $89 at La Herradura primarily for surface development and mill construction and upgrades. South America capital expenditures included $261 for surface development, $110 for leach pad development and $49 for equipment and equipment component purchases at Yanacocha, and $537 primarily for equipment and engineering at Conga. Capital expenditures in Australia and New Zealand included $43 for Tanami Shaft project development, $132 for surface and underground mine development, $108 for surface, underground and support equipment and $84 for tailings facilities construction. Capital expenditures in Indonesia included $132 for mining and support equipment purchases and rebuilds and $11 for infrastructure improvements. Capital expenditures in Africa included $89 for Subika underground expansion, $68 for facility construction and upgrades and $28 for equipment at Ahafo, and $388 primarily for equipment, construction and surface development at the Akyem Project. Capital expenditures in Corporate were primarily due to the acquisition of long-lead items for the Merian Project.

During 2014, 2013 and 2012, $65, $64 and $40, respectively, of drilling and related costs were capitalized and included in mine development costs. These capitalized costs included $31 at North America, $30 at Australia/New Zealand and $4 at Africa in 2014; $31at North America, $11 at South America, $10 at Australia\New Zealand and $12 at Africa in 2013 and $28 at North America, $1 at South America, $9 at Australia\New Zealand and $2 at Africa in 2012.

During 2014, 2013 and 2012, $79, $107 and $284, respectively, of pre-stripping costs were capitalized and included in mine development costs. Pre-stripping costs included Nevada (Mega pit) in North America and Yanacocha (Marleny) pits in South America in 2014; Akyem (Main pit) in Ghana, Nevada (Star Complex) pits in North America and Yanacocha (Marleny) pits in South America in 2013 and Nevada (East Carlin, Star Complex and Vista Surface) pits in North America and Yanacocha (El Tapado Oeste and Cerro Negro) pits in South America in 2012.

Acquisitions, net. During 2014, we purchased the remaining 20% noncontrolling interest in the Merian project.  During 2013 and 2012, we paid $13 and $25, respectively, in contingent payments in accordance with the 2009 Boddington acquisition agreement.

Purchases and sales of investments. During 2014, we purchased investments of $26 and we received proceeds of $25 primarily from the sale of Paladin Energy Ltd. securities. During 2013, we purchased corporate debt securities and other marketable securities of $1 and we received proceeds of $589 primarily from the sale of Canadian Oil Sands securities. During 2012, we purchased corporate debt securities and other marketable securities of $220 and we received proceeds of $210 from the sale of corporate debt securities.

Proceeds from sale of other assets. During 2014, we received $661 of which, $450 was from the sale of La Herradura in Mexico, $94 from the sale of Jundee, $57 from the sale of Midas, $40 from the sale of equipment at Conga and $15 from the sale of McCoy Cove. During 2013, we received $63 primarily from the sale of equipment at Conga. During 2012, we received $41 primarily from the sale of land, equipment and other investments.

Financing Activities

Net cash provided from (used in) financing activities was $(65) in 2014, compared to $(212) and $689 in 2013 and 2012, respectively, for the reasons explained below.

Proceeds from debt, net. During 2014, we received net proceeds from debt of $601, of which $575 was from the 2019 term loan facility.  During 2013, we received net proceeds from debt of $1,538, including $1,024 from our corporate revolving credit facility and $475 from the PTNNT revolving credit facility.  During 2012, we received net proceeds from debt of $3,524, including $1,479 from the issuance of Senior Notes due in 2022, $983 from the issuance of Senior Notes due in 2042, $180 from the PTNNT revolving credit facility and $1,246 under our corporate revolving credit facility. Proceeds from the issuance of debt were partially offset by the settlement of forward starting interest rate swaps of $362.

NEWMONT MINING CORPORATION

Repayment of debt. During 2014, we repaid $686, including $575 on our 2014 Convertible Senior Notes and $100 on the 2019 term loan facility.  During 2013, we repaid $1,150, including $1,024 on our corporate revolving credit facility and $100 on the PTNNT revolving credit facility.  During 2012, we repaid $1,976, including $1,285 on our corporate revolving credit facility, $517 for repayment of the 2012 Convertible Senior Notes and $165 related to exercising the early purchase option and related 2012 quarterly payments for the refractory ore treatment plant in Nevada (classified as a capital lease).

At December 31, 2014, $141 of the $3,000 corporate revolving credit facility was used to secure the issuance of letters of credit, primarily supporting reclamation obligations (see “Off-Balance Sheet Arrangements” below).

Scheduled minimum debt repayments are $165 in 2015, $222 in 2016, $799 in 2017, $43 in 2018, $1,303 in 2019 and $4,200 thereafter. We expect to be able to fund maturities of debt from Net cash provided by operating activities, short-term investments, existing cash balances and available credit facilities.

Payment of conversion premium on debt. In February 2012, we elected to pay in cash a conversion premium of $172 upon repayment of the 2012 Convertible Senior Notes in lieu of issuing common shares.

Proceeds from stock issuance, net. We received proceeds of $2 and $24 during 2013 and 2012, respectively, from the issuance of common stock, primarily related to employee stock sales and option exercises.

Sale of noncontrolling interests. During 2014 we received $108 from the government of Suriname for a 25% equity ownership in the Merian project.  We received $71 and $32 in proceeds, net of transaction costs, during 2014 and 2013, respectively, related to TMAC’s private placements to raise funds.

Acquisition of noncontrolling interests. During 2014, 2013 and 2012, we advanced certain funds to PTPI, an unrelated noncontrolling shareholder of PTNNT, in accordance with a loan agreement. Our economic interest in PTNNT did not change as a result of these transactions.

Dividends paid to noncontrolling interests. We paid dividends of $4, $2 and $3 to noncontrolling interests during 2014, 2013 and 2012, respectively.

Dividends paid to common stockholders. We paid annual dividends of $0.225, $1.225 and $1.40 per common share during 2014, 2013 and 2012, respectively. Additionally, Newmont Mining Corporation of Canada Limited, a subsidiary of the Company, paid annual dividends of C$1.2576 and C$1.40 during 2013 and 2012, respectively. On February 16, 2015, we declared a regular quarterly dividend of $0.025 per share, payable March 26, 2015 to holders of record at the close of business on March 12, 2015. Total dividends paid to common stockholders were $114, $610 and $695 in 2014, 2013 and 2012, respectively.

Discontinued Operations

Net operating cash used in discontinued operations was $13 in 2014, compared to $18 and $16 in 2013 and 2012, respectively. Discontinued operations in 2014, 2013 and 2012 relate to payments on the Holt property royalty.

Corporate Revolving Credit Facility

Effective May 20, 2011, the Company entered into a new uncollateralized $2,500 corporate revolving credit facility with a syndicate of commercial banks. This new facility replaced an existing revolving credit facility which was cancelled upon the effectiveness of the new facility. The new facility provides for borrowings in U.S. dollars and contains a letter of credit sub-facility. Facility fees vary based on the credit ratings of the Company’s senior, uncollateralized, long-term debt.  Borrowings under the facility bear interest at a market based rate plus a margin determined by the Company’s credit rating. At December 31, 2014, the Company had no borrowings outstanding under the facility. There was $141 and $173 outstanding in letters of credit at December 31, 2014 and 2013, respectively.

In May 2012, the facility was amended to increase the capacity to $3,000 and extended the original maturity from 2016 to May 2017. In March 2014, the facility was further amended to extend the maturity to March 2019

In September 2013, the Company entered into a Letter of Credit Facility Agreement (“LC Agreement”) with BNP Paribas, New York Branch. The LC Agreement established a $175 letter of credit facility for a three year period to support reclamation obligations.

NEWMONT MINING CORPORATION

Under the LC Agreement, the Company transferred $153 of letters of credit from the corporate revolving credit facility to the LC Agreement. At December 31, 2014, the LC Agreement had a balance of $172.

Debt Covenants

The Company’s senior notes and revolving credit facilities contain various covenants and default provisions including payment defaults, limitation on liens, leases, sales and leaseback agreements and merger restrictions.

The corporate revolving credit facility contains a financial ratio covenant requiring the Company to maintain a net debt (total debt net of cash and cash equivalents) to total capitalization ratio of less than or equal to 62.50% in addition to the covenants noted above. Furthermore, the corporate revolving credit facility contains covenants limiting the sale of all or substantially all of the Company’s assets, certain change of control provisions and a negative pledge on certain assets.

The Ahafo project facility contains a financial ratio covenant requiring the Company to maintain a net debt (total debt net of cash and cash equivalents) to EBITDA (earnings before interest expense, income and mining taxes, depreciation and amortization) ratio of less than or equal to 4.0 and a net debt to total capitalization ratio of less than or equal to 62.50%.

The PTNNT revolving credit facility requires PTNNT to maintain certain financial ratios and to comply with certain terms and conditions with regards to its mine plan, contract of work, export permit and duty, dividends, financing activities, leasing, investments and other matters.

At December 31, 2014 and 2013, we were in compliance with all debt covenants and provisions related to potential defaults.

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

Contractual Obligations

Our contractual obligations at December 31, 2014 are summarized as follows:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years
Debt (1)	$11,277	$435	$1,861	$1,768	$7,213
Capital lease obligations (2)	11	1	5	3	2
Remediation and reclamation obligations (3)	2,452	84	285	242	1,841
Employee-related benefits (4)	737	102	148	126	361
Uncertain income tax liabilities and interest (5)	61	-	-	-	61
Operating leases	48	10	25	11	2
Minimum royalty payments	445	30	93	50	272
Purchase obligations (6)	614	110	149	99	256
Other (7)	1,042	292	465	128	157
	$16,687	$1,064	$3,031	$2,427	$10,165

(1)	Amounts represent principal of $6,732 and estimated interest payments of $4,545, assuming no early extinguishment.
(2)	Amounts represent principal of $9 and estimated interest payments of $2.
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

NEWMONT MINING CORPORATION

(4)

Contractual obligations for Employee-related benefits include severance, workers’ participation, pension and other benefit plans. Pension plan benefit payments beyond 2019 cannot be reasonably estimated given variable market conditions and actuarial assumptions and are not included.

(5)

We are unable to reasonably estimate the timing of our uncertain income tax liabilities and interest payments beyond 2015 due to uncertainties in the timing of the effective settlement of tax positions.

(6)

Purchase obligations are not recorded in the Consolidated Financial Statements. Purchase obligations represent contractual obligations for purchase of power, materials and supplies, consumables, inventories and capital projects.

(7)

Other includes the accrued Holt royalty of $179 and other obligations which are not reflected in our Consolidated Financial Statements including labor and service contracts. Payments related to derivative contracts cannot be reasonably estimated given variable market conditions. See Note 16 to the Consolidated Financial Statements.

Off-Balance Sheet Arrangements

We have the following off-balance sheet arrangements: operating leases (see Note 27 to the Consolidated Financial Statements) and $1,865 of outstanding letters of credit, surety bonds and bank guarantees (see Note 29 to the Consolidated Financial Statements).

We also have sales agreements to sell copper and gold concentrates at market prices as follows (in thousands of tons):

	2015	2016	2017	2018	2019	Thereafter
Batu Hijau	840	-	-	-	-	-
Boddington	220	215	209	165	66	-
Phoenix	41	71	-	-	-	-
	1,101	286	209	165	66	-

For information regarding these copper sales agreements, see Item 7A, Quantitative and Qualitative Disclosures about Market Risk – Hedging, Provisional Copper and Gold Sales, below.

Other Liquidity Matters

At December 31, 2014, the Company had $2,403 in cash and cash equivalents, of which $1,293 was held in foreign subsidiaries and is primarily held in U.S. dollar denominated accounts with the remainder in foreign currencies readily convertible to U.S. dollars. At December 31, 2014, $487 of the consolidated cash and cash equivalents was attributable to noncontrolling interests primarily related to our Indonesian and Peruvian operations which is being held to fund those operations and development projects. At December 31, 2014, $1,233 in consolidated cash and cash equivalents ($762 attributable to Newmont) was held at certain foreign subsidiaries that, if repatriated, may be subject to withholding taxes.  The repatriation of this cash and the applicable withholding taxes would generate foreign tax credits in the U.S.  As a result, we expect that there would be no additional tax burden upon repatriation after considering the cash cost associated with the withholding taxes.

We believe that our liquidity and capital resources from U.S. operations and flow-through foreign subsidiaries are adequate to fund our U.S. operations and corporate activities.

Environmental

Our mining and exploration activities are subject to various federal and state laws and regulations governing the protection of the environment. We have made, and expect to make in the future, expenditures to comply with such laws and regulations, but cannot predict the full amount of such future expenditures. At December 31, 2014 and 2013, $1,497 and $1,432, respectively, were accrued for reclamation costs relating to currently, recently producing or developmental stage mineral properties, of which $42 is classified as a current liability. For more information on the Company’s reclamation and remediation liabilities, see Note 4 to the Consolidated Financial Statements.

In addition, we are involved in several matters concerning environmental obligations associated with former mining activities. Based upon our best estimate of our liability for these matters, $192 and $179 were accrued for such obligations at December 31, 2014 and 2013, respectively. We spent $43, $36 and $39 in 2014, 2013 and 2012, respectively, for environmental obligations related to former, primarily historic, mining activities, and have classified $41 as a current liability. Expenditures for 2014 and 2013 relate primarily to the Dawn mill site and mine site design in Washington State, the Con mine in Canada which was acquired as part of the Miramar acquisition and Resurrection, a mine site in Leadville, Colorado. Expenditures for 2012 related primarily to the Con mine, the San Luis property in Colorado, the Mt. Leyshon property in Australia, which is a legacy Normandy site, and Resurrection. For

NEWMONT MINING CORPORATION

more information on the Company’s obligations associated with former mining activities, see Note 29 to the Consolidated Financial Statements.

Included in capital expenditures were $131, $94 and $207 in 2014, 2013 and 2012, respectively, to comply with environmental regulations. Ongoing costs to comply with environmental regulations have not been a significant component of Costs applicable to sales.

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

Non-GAAP Financial Measures

Non-GAAP financial measures are intended to provide additional information only and do not have any standard meaning prescribed by GAAP. These measures should not be considered in isolation or as a substitute for measures of performance prepared in accordance with GAAP.

Earnings before interest, taxes and depreciation and amortization and Adjusted earnings before interest, taxes and depreciation and amortization

Management of the Company uses Earnings before interest, taxes and depreciation and amortization (“EBITDA”) and EBITDA adjusted for non-core or unusual items (“Adjusted EBITDA”) as non-GAAP measures to evaluate the Company’s operating performance.   EBITDA and Adjusted EBITDA are non-U.S. GAAP measures. EBITDA and Adjusted EBITDA do not represent, and should not be considered an alternative to, net earnings (loss), operating earnings (loss), or cash flow from operations as those terms are defined by GAAP, and does not necessarily indicate whether cash flows will be sufficient to fund cash needs. Although Adjusted EBITDA and similar measures are frequently used as measures of operations and the ability to meet debt service requirements by other companies, our calculation of Adjusted EBITDA is not necessarily comparable to such other similarly titled captions of other companies. The Company believes that Adjusted EBITDA provides useful information to investors and others in understanding and evaluating our operating results in the same manner as our management and board of directors.  Management’s determination of the components of Adjusted EBITDA are evaluated periodically and based, in part, on a review of non-GAAP financial measures used by mining industry analysts. Income (loss) before income and mining tax and other items is reconciled to Earnings before interest, taxes and depreciation and amortization and Adjusted earnings before interest, taxes and depreciation and amortization as follows:

	Years Ended December 31,
	2014	2013	2012
Income (loss) before income and mining tax and other items	$506	$(3,606)	$3,114
Depreciation and Amortization	1,229	1,362	1,032
Interest expense, net	361	303	249
EBITDA	$2,096	$(1,941)	$4,395
Adjustments:
Impairments and loss provisions	$47	$4,457	$99
Restructuring	40	67	58
Asset sales	(126)	(286)	(107)
Reclamation settlement	15	-	-
Boddington contingent consideration	-	(18)	12
Abnormal production costs at Batu Hijau	53	-	-
TMAC transaction costs	-	45	-
Adjusted EBITDA	$2,125	$2,324	$4,457

NEWMONT MINING CORPORATION

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

	Years Ended December 31,
	2014	2013	2012
Net income (loss) attributable to Newmont stockholders	$508	$(2,534)	$1,802
Loss (income) from discontinued operations	40	(61)	76
Impairments and loss provisions	26	2,875	80
Tax valuation allowance	(34)	535	-
Restructuring	21	36	26
Asset sales	(54)	(246)	(90)
Reclamation Settlement	10	-	-
Boddington contingent consideration (gain) loss	-	(12)	8
Income tax benefit from internal restructuring	-	-	(59)
Abnormal production costs at Batu Hijau	28	-	-
TMAC transaction costs	-	30	-
Adjusted net income (loss)	$545	$623	$1,843
Adjusted net income (loss) per share, basic	$1.09	$1.25	$3.72
Adjusted net income (loss) per share, diluted	$1.09	$1.25	$3.69

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

The following table reconciles these non-GAAP measures to the most directly comparable GAAP measures.

	Gold (1)			Copper (2)
	Years Ended December 31,			Years Ended December 31,
	2014	2013	2012	2014	2013	2012
Costs applicable to sales	$3,697	$4,237	$3,739	$760	$1,062	$595
Gold/Copper sold (thousand ounces/million pounds):	5,240	5,489	5,466	264	258	257
Costs applicable to sales per ounce/pound:	$706	$772	$684	$2.88	$4.12	$2.32

(1)	Consolidated Costs applicable to sales per financial statements includes by-product credits of $68, $98 and $135 for 2014, 2013 and 2012, respectively.
(2)	Consolidated Costs applicable to sales per financial statements includes by-product credits of $17, $13, and $11 for 2014, 2013 and 2012, respectively.

All-In Sustaining Costs

Newmont has worked to develop a metric that expands on GAAP measures such as cost of goods sold and non-GAAP measures to provide visibility into the economics of our gold mining operations related to expenditures, operating performance and the ability to generate cash flow from operations.

NEWMONT MINING CORPORATION

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

NEWMONT MINING CORPORATION

The following disclosure provides information regarding the adjustments made in determining the All-in sustaining costs measure:

Cost Applicable to Sales—Includes all direct and indirect costs related to current gold production incurred to execute the current mine plan. Costs Applicable to Sales (“CAS”) includes by-product credits from certain metals obtained during the process of extracting and processing the primary ore-body. CAS is accounted for on an accrual basis and excludes Amortization and Reclamation and remediation, which is consistent with our presentation of CAS on the Statement of Consolidated Income. In determining AISC, only the CAS associated with producing and selling an ounce of gold is included in the measure. Therefore, the amount of gold CAS included in AISC is derived from the CAS presented in the Company’s Statement of Consolidated Income less the amount of CAS attributable to the production of copper at our Phoenix, Boddington and Batu Hijau mines. The copper CAS at those mine sites is disclosed in Note 3 – Segments that accompanies the Consolidated Financial Statements. The allocation of CAS between gold and copper at the Phoenix, Boddington and Batu Hijau mines is based upon the relative sales percentage of copper and gold sold during the period.

Remediation Costs—Includes accretion expense related to asset retirement obligations (“ARO”) and the amortization of the related Asset Retirement Cost (“ARC”) for the Company’s operating properties recorded as an ARC asset. Accretion related to ARO and the amortization of the ARC assets for reclamation and remediation do not reflect annual cash outflows but are calculated in accordance with GAAP. The accretion and amortization reflect the periodic costs of reclamation and remediation associated with current gold production and are therefore included in the measure. The allocation of these costs to gold and copper is determined using the same allocation used in the allocation of CAS between gold and copper at the Phoenix, Boddington and Batu Hijau mines.

Advanced Projects and Exploration—Includes incurred expenses related to projects that are designed to increase or enhance current gold production and gold exploration. We note that as current resources are depleted, exploration and advance projects are necessary for us to replace the depleting reserves or enhance the recovery and processing of the current reserves. As this relates to sustaining our gold production, and is considered a continuing cost of a mining company, these costs are included in the AISC measure. These costs are derived from the Advanced projects, research and development and Exploration amounts presented in the Company’s Statement of Consolidated Income less the amount attributable to the production of copper at our Phoenix, Boddington and Batu Hijau mines. The allocation of these costs to gold and copper is determined using the same allocation used in the allocation of CAS between gold and copper at the Batu Hijau, Boddington and Phoenix mines.

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

Other Expense, net—Includes costs related to regional administration and community development to support current gold production. We exclude certain exceptional or unusual expenses from Other expense, net, such as restructuring, as these are not indicative to sustaining our current gold operations. Furthermore, this adjustment to Other expense, net is also consistent with the nature of the adjustments made to Net income (loss) as disclosed in the Company’s non-GAAP financial measure Adjusted net income (loss). The allocation of these costs to gold and copper is determined using the same allocation used in the allocation of CAS between gold and copper at the Phoenix, Boddington and Batu Hijau mines.

Treatment and Refining Costs—Includes costs paid to smelters for treatment and refining of our concentrates to produce the salable precious metal. These costs are presented net as a reduction of Sales.

Sustaining Capital—We determined sustaining capital as those capital expenditures that are necessary to maintain current gold production and execute the current mine plan. Capital expenditures to develop new operations, or related to projects at existing operations where these projects will enhance gold production or reserves, are considered development. We determined the breakout of sustaining and development capital costs based on a systematic review of our project portfolio in light of the nature of each project. Sustaining capital costs are relevant to the AISC metric as these are needed to maintain the Company’s current gold operations and provide improved transparency related to our ability to finance these expenditures from current operations. The allocation of these costs to gold and copper is determined using the same allocation used in the allocation of CAS between gold and copper at the Batu Hijau, Boddington and Phoenix mines.

NEWMONT MINING CORPORATION

Year Ended December 31, 2014	Costs Applicable to Sales (1) (2)(3)	Remediation Costs (4)	Advanced Projects and Exploration	General and Administrative	Other Expense, Net (5)	Treatment and Refining Costs	Sustaining Capital (6)	All-In Sustaining Costs	Ounces (000)/ Pounds (millions) Sold	All-In Sustaining Costs per oz/lb
GOLD
Carlin	$795	$4	$22	$-	$8	$-	$141	$970	905	$1,072
Phoenix	160	3	4	-	3	9	17	196	222	883
Twin Creeks	207	2	5	-	3	-	111	328	400	820
La Herradura	89	2	12	-	-	-	21	124	119	1,042
Other North America	-	-	25	-	6	-	9	40	-	-
North America	1,251	11	68	-	20	9	299	1,658	1,646	1,007

Yanacocha	663	101	32	-	35	-	80	911	966	943
Other South America	-	-	41	-	2	-	-	43	-	-
South America	663	101	73	-	37	-	80	954	966	988

Boddington	585	11	-	-	2	4	69	671	690	972
Tanami	251	4	10	-	2	-	91	358	345	1,038
Jundee	85	5	1	-	2	-	15	108	140	771
Waihi	76	3	7	-	2	-	2	90	131	687
Kalgoorlie	284	4	5	-	1	4	32	330	327	1,009
Other Australia/New Zealand	-	-	5	3	21	-	6	35	-	-
Australia/New Zealand	1,281	27	28	3	30	8	215	1,592	1,633	975

Batu Hijau	81	3	-	-	4	9	8	105	72	1,458
Other Indonesia	-	-	-	-	-	-	-	-	-	-
Indonesia	81	3	-	-	4	9	8	105	72	1,458

Ahafo	249	8	27	-	6	-	92	382	450	849
Akyem	172	3	-	-	8	-	17	200	473	423
Other Africa	-	-	8	-	7	-	-	15	-	-
Africa	421	11	35	-	21	-	109	597	923	647

Corporate and Other	-	-	116	182	31	-	17	346	-	-
Total Gold	$3,697	$153	$320	$185	$143	$26	$728	$5,252	5,240	$1,002

COPPER
Phoenix	$108	$1	$2	$-	$1	$5	$13	$130	46	$2.83
Boddington	158	2	-	-	1	25	18	204	66	3.09
Batu Hijau	494	15	3	1	20	45	51	629	152	4.14
Total Copper	$760	$18	$5	$1	$22	$75	$82	$963	264	$3.65
Consolidated	$4,457	$171	$325	$186	$165	$101	$810	$6,215

(1)	Excludes Depreciation and amortization and Reclamation and remediation.
(2)	Includes by-product credits of $85.
(3)	Includes stockpile and leach pad inventory adjustment of $127 at Carlin, $13 at Phoenix, $15 at Twin Creeks, $75 at Yanacocha, $69 at Boddington, and $191 at Batu Hijau.
(4)	Remediation costs include operating accretion of $71 and amortization of asset retirement costs of $100.
(5)	Other expense, net is adjusted for restructuring costs of $40.
(6)

Excludes $300 of development capital expenditures, capitalized interest, and the increase in accrued capital. The following are major development projects; Turf Vent Shaft, Merian, Correnso, and Conga for 2014.

NEWMONT MINING CORPORATION

Year Ended December 31, 2013	Costs Applicable to Sales (1) (2)(3)	Remediation Costs (4)	Advanced Projects and Exploration	General and Administrative	Other Expense, Net (5)	Treatment and Refining Costs	Sustaining Capital (6)	All-In Sustaining Costs	Ounces (000)/ Pounds (millions) Sold	All-In Sustaining Costs per oz/lb
GOLD
Carlin	$767	$5	$34	$-	$7	$14	$154	$981	1,013	$968
Phoenix	164	3	7	-	2	9	20	205	225	911
Twin Creeks	273	6	7	-	4	-	56	346	518	668
La Herradura	177	-	42	-	-	-	74	293	183	1,601
Other North America	-	-	42	-	4	-	23	69	-	-
North America	1,381	14	132	-	17	23	327	1,894	1,939	977

Yanacocha	684	90	41	-	63	-	148	1,026	1,022	1,004
Other South America	-	-	34	-	4	-	-	38	-	-
South America	684	90	75	-	67	-	148	1,064	1,022	1,041

Boddington	805	6	1	-	2	4	90	908	743	1,222
Tanami	270	3	11	-	3	-	91	378	325	1,163
Jundee	206	13	7	-	1	-	45	272	279	975
Waihi	103	3	5	-	2	-	7	120	111	1,081
Kalgoorlie	342	7	3	-	1	-	19	372	329	1,131
Other Australia/New Zealand	-	-	13	-	34	-	4	51	-	-
Australia/New Zealand	1,726	32	40	-	43	4	256	2,101	1,787	1,176

Batu Hijau	107	2	2	-	3	5	12	131	46	2,848
Other Indonesia	-	-	-	-	(2)	-	-	(2)	-	-
Indonesia	107	2	2	-	1	5	12	129	46	2,804

Ahafo	307	3	51	-	14	-	109	484	566	855
Akyem	32	-	8	-	3	-	-	43	129	333
Other Africa	-	-	8	-	10	-	-	18	-	-
Africa	339	3	67	-	27	-	109	545	695	784

Corporate and Other	-	-	137	203	25	-	12	377	-	-
Total Gold	$4,237	$141	$453	$203	$180	$32	$864	$6,110	5,489	$1,113

COPPER
Phoenix	$52	$1	$3	$-	$1	$5	$7	$69	29	$2.38
Boddington	195	1	-	-	1	19	22	238	71	3.35
Batu Hijau	815	9	13	-	24	47	93	1,001	158	6.34
Total Copper	$1,062	$11	$16	$-	$26	$71	$122	$1,308	258	$5.07
Consolidated	$5,299	$152	$469	$203	$206	$103	$986	$7,418

(1)	Excludes Depreciation and amortization and Reclamation and remediation.
(2)	Includes by-product credits of $111.
(3)

Includes stockpile and leach pad inventory adjustments of $69 at Carlin, $1 at Twin Creeks, $24 at La Herradura, $107 at Yanacocha, $184 at Boddington, $1 at Tanami, $4 at Waihi, $45 at Kalgoorlie, and $523 at Batu Hijau.

(4)	Remediation costs include operating accretion of $61 and amortization of asset retirement costs of $91.
(5)	Other expense, net is adjusted for restructuring of $67 and TMAC transaction costs of $45, partially offset by $18 for Boddington Contingent Consideration.
(6)

Excludes $914 of development capital expenditures, capitalized interest, and the increase in accrued capital. The following are major development projects; Phoenix Copper Leach, Turf Vent Shaft, Yanacocha Bio Leach, Conga, Merian, Ahafo Mill Expansion, and Akyem for 2013.

NEWMONT MINING CORPORATION

Year Ended December 31, 2012	Costs Applicable to Sales (1) (2)(3)	Remediation Costs (4)	Advanced Projects and Exploration	General and Administrative	Other Expense, Net (5)	Treatment and Refining Costs	Sustaining Capital (6)	All-In Sustaining Costs	Ounces (000)/ Pounds (millions) Sold	All-In Sustaining Costs per oz/lb
GOLD
Carlin	$767	$4	$47	$-	$6	$14	$229	$1,067	978	$1,091
Phoenix	111	3	14	-	1	8	57	194	188	1,032
Twin Creeks	256	3	30	-	-	-	117	406	553	734
La Herradura	132	-	41	-	-	-	71	244	212	1,151
Other North America	-	-	40	-	11	-	66	117	-	-
North America	1,266	10	172	-	18	22	540	2,028	1,931	1,050

Yanacocha	669	34	59	-	70	-	479	1,311	1,325	989
Other South America	-	-	72	-	4	-	10	86	-	-
South America	669	34	131	-	74	-	489	1,397	1,325	1,054

Boddington	623	6	6	-	3	7	112	757	711	1,065
Tanami	250	2	28	-	3	-	130	413	180	2,294
Jundee	172	10	20	-	1	-	58	261	322	811
Waihi	97	4	12	-	3	-	4	120	62	1,935
Kalgoorlie	277	8	5	-	1	-	20	311	341	912
Other Australia/New Zealand	-	-	19	-	39	-	19	77	-	-
Australia/New Zealand	1,419	30	90	-	50	7	343	1,939	1,616	1,200

Batu Hijau	71	2	5	-	8	7	23	116	67	1,731
Other Indonesia	-	-	-	-	(3)	-	-	(3)	-	-
Indonesia	71	2	5	-	5	7	23	113	67	1,687

Ahafo	314	4	53	-	24	-	85	480	527	911
Akyem	-	-	19	-	1	-	-	20	-	-
Other Africa	-	-	10	-	1	-	-	11	-	-
Africa	314	4	82	-	26	-	85	511	527	970

Corporate and Other	-	-	188	212	18	-	25	443	-	-
Total Gold	$3,739	$80	$668	$212	$191	$36	$1,505	$6,431	5,466	$1,177

COPPER
Phoenix	$60	$2	$7	$-	$1	$5	$31	$106	28	$3.79
Boddington	150	1	2	-	1	17	27	198	66	3.00
Batu Hijau	385	12	27	-	42	45	126	637	163	3.91
Total Copper	$595	$15	$36	$-	$44	$67	$184	$941	257	$3.66
Consolidated	$4,334	$95	$704	$212	$235	$103	$1,689	$7,372

(1)	Excludes Depreciation and amortization and Reclamation and remediation.
(2)	Includes by-product credits of $146.
(3)	Includes stockpile and leach pad inventory adjustments of $6 at Yanacocha, $5 at Tanami, and $17 at Waihi.
(4)	Remediation costs include operating accretion of $55 and amortization of asset retirement costs of $40.
(5)	Other expense, net is adjusted for restructuring of $58, Hope Bay care and maintenance of $144, and Boddington Contingent Consideration of $12.
(6)

Excludes $1,521 of development capital expenditures, capitalized interest, and the increase in accrued capital. The following are major development projects; Emigrant, Phoenix Copper Leach, Turf Vent Shaft, Yanacocha Bio Leach, Conga, Tanami Shaft, Ahafo Mill Expansion, and Akyem for 2012.

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

	Gold			Copper
	Years Ended December 31,			Years Ended December 31,
	2014	2013	2012	2014	2013	2012
Average realized price per ounce/pound	$1,258	$1,393	$1,662	$2.65	$2.98	$3.43
Costs applicable to sales per ounce/pound	(706)	(772)	(684)	(2.88)	(4.12)	(2.32)
	$552	$621	$978	$(0.23)	$(1.14)	$1.11

NEWMONT MINING CORPORATION

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (dollars in millions except per share, per ounce and per pound amounts)

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

Decreases in the market price of gold and copper can also significantly affect the value of our product inventory and stockpiles and it may be necessary to record a write-down to the net realizable value (“NRV”). NRV represents the estimated future sales price based on short-term and long-term metals prices, less estimated costs to complete production and bring the product to sale. The primary factors that influence the need to record write-downs of stockpiles and product inventory include short-term and long-term metals prices and costs for production inputs such as labor, fuel and energy, materials and supplies, as well as realized ore grades and recovery rates. The significant assumptions in determining the stockpile NRV for each mine site reporting unit at December 31, 2014 included production cost and capitalized expenditure assumptions unique to each operation, a long-term gold price of $1,300 per ounce, a long-term copper price of $3.00 per pound and an Australian to U.S. dollar exchange rate of $0.87.

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

NEWMONT MINING CORPORATION

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

Foreign Currency Exchange Risk

We had the following foreign currency derivative contracts outstanding at December 31, 2014 and 2013:

						Fair Value, Net
	Expected Maturity Date					At December 31,
	2015	2016	2017	2018	Total/Average	2014	2013
A$ Operating Fixed Forward Contracts:
A$ notional (millions)	270	158	105	6	539	(85)	(96)
Average rate ($/A$)	0.98	0.95	0.93	0.92	0.96
Expected hedge ratio	21%	12%	8%	4%
NZ$ Operating Fixed Forward Contracts:
NZ$ notional (millions)	56	12	-	-	68	(3)	1
Average rate ($/NZ$)	0.80	0.80	-	-	0.80
Expected hedge ratio	45%	14%	-	-

Diesel Price Risk

We had the following diesel derivative contracts outstanding at December 31, 2014 and 2013:

					Fair Value, Net
	Expected Maturity Date				At December 31,
	2015	2016	2017	Total/Average	2014	2013
Diesel Fixed Forward Contracts:
Diesel gallons (millions)	22	13	4	39	(36)	4
Average rate ($/gallon)	2.78	2.70	2.69	2.74
Expected Nevada hedge ratio	58%	33%	12%

Newmont hedges a portion of its operating cost exposure related to diesel consumed at its Nevada operations to reduce the variability in realized diesel prices. The hedging instruments consist of a series of financially settled fixed forward contracts with expiration dates up to three years.

Commodity Price Risk

Our provisional copper and gold sales contain an embedded derivative that is required to be separated from the host contract for accounting purposes. The host contract is the receivable from the sale of the gold and copper concentrates at the prevailing indices’ prices at the time of sale. The embedded derivative, which does not qualify for hedge accounting, is the difference between the prevailing indices’ prices at the time of the sale and the current market price. This embedded derivative is marked to market through earnings each period prior to final settlement.

NEWMONT MINING CORPORATION

The Company recorded an average price of $3.04 per pound before mark-to-market adjustments and treatment and refining charges for the year ended December 31, 2014. During 2014, changes in copper prices resulted in a provisional pricing mark-to-market loss of $28 ($0.11 per pound). At December 31, 2014, Newmont had copper sales of 120 million pounds priced at an average of $2.86 per pound, subject to final pricing over the next several months. Each $0.10 change in the price for provisionally priced copper sales would have an approximate $5 effect on our Net income (loss) attributable to Newmont stockholders.  The LME closing settlement price at December 31, 2014 for copper was $2.88 per pound.

The Company recorded an average price of $1,263 per ounce before mark-to-market adjustments and treatment and refining charges for the year ended December 31, 2014. During 2014, changes in gold prices resulted in a provisional pricing mark-to-market loss of $1 (nil per ounce). At December 31, 2014, Newmont had gold sales of 119,000 ounces priced at an average of $1,199 per ounce, subject to final pricing over the next several months. Each $25 change in the price for provisionally priced gold sales would have an approximate $2 effect on our Net income (loss) attributable to Newmont stockholders.  The London P.M. closing settlement price at December 31, 2014 for gold was $1,199 per ounce.

Fixed and Variable Rate Debt

Our debt portfolio consisted of 84% and 91% of fixed rate debt at December 31, 2014 and 2013, respectively. The carrying value of fixed rate debt decrease was due to the maturity of the 2014 Senior Note in July of 2014 as well as amortization of debt discounts on Newmont’s bonds and senior notes.  Our fixed rate debt exposure at December 31, 2014 and 2013 is summarized as follows:

	At December 31,
	2014	2013
Carrying value of fixed rate debt (1)	$5,580	$6,117
Fair value of fixed rate debt (1)	$5,491	$5,584
Pro forma fair value sensitivity of fixed rate debt of a +/- 10 basis point interest rate change (2)	$46	$42

(1)	Excludes specialized and hybrid debt instruments for which it is not practicable to estimate fair values and pro forma fair values or sensitivities.
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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting at December 31, 2014. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework 2013. Based upon its assessment, management concluded that, at December 31, 2014, the Company’s internal control over financial reporting was effective.

The effectiveness of the Company’s assessment of internal control over financial reporting at December 31, 2014 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

NEWMONT MINING CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Newmont Mining Corporation:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, comprehensive income (loss), changes in equity and cash flows present fairly, in all material respects, the financial position of Newmont Mining Corporation and its subsidiaries at December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 8. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Denver, Colorado

February 19, 2015

NEWMONT MINING CORPORATION

STATEMENTS OF CONSOLIDATED OPERATIONS

	Years Ended December 31,
	2014	2013	2012
	(in millions, except per share)
Sales (Note 3)	$7,292	$8,414	$9,964

Costs and expenses
Costs applicable to sales (1) (Note 3)	4,457	5,299	4,334
Depreciation and amortization	1,229	1,362	1,032
Reclamation and remediation (Note 4)	154	81	96
Exploration	164	247	356
Advanced projects, research and development	161	222	348
General and administrative	186	203	212
Write-downs (Note 5)	26	4,352	52
Other expense, net (Note 6)	205	300	449
	6,582	12,066	6,879
Other income (expense)
Other income, net (Note 7)	157	349	278
Interest expense, net of capitalized interest of $23, $88 and $107, respectively	(361)	(303)	(249)
	(204)	46	29
Income (loss) before income and mining tax and other items	506	(3,606)	3,114
Income and mining tax benefit (expense) (Note 8)	(133)	755	(876)
Equity income (loss) of affiliates (Note 9)	(4)	(5)	(51)
Income (loss) from continuing operations	369	(2,856)	2,187
Income (loss) from discontinued operations (Note 10)	(40)	61	(76)
Net income (loss)	329	(2,795)	2,111
Net loss (income) attributable to noncontrolling interests (Note 11)	179	261	(309)
Net income (loss) attributable to Newmont stockholders	$508	$(2,534)	$1,802

Net income (loss) attributable to Newmont stockholders:
Continuing operations	$548	$(2,595)	$1,878
Discontinued operations	(40)	61	(76)
	$508	$(2,534)	$1,802
Income (loss) per common share (Note 12)
Basic:
Continuing operations	$1.10	$(5.21)	$3.79
Discontinued operations	(0.08)	0.12	(0.15)
	$1.02	$(5.09)	$3.64
Diluted:
Continuing operations	$1.10	$(5.21)	$3.76
Discontinued operations	(0.08)	0.12	(0.15)
	$1.02	$(5.09)	$3.61

Cash dividends declared per common share	$0.225	$1.225	$1.40

(1)	Excludes Depreciation and amortization and Reclamation and remediation.

The accompanying notes are an integral part of these consolidated financial statements.

NEWMONT MINING CORPORATION

STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME (LOSS)

	Years Ended December 31,
	2014	2013	2012
	(in millions)
Net income (loss)	$329	$(2,795)	$2,111
Other comprehensive income (loss):
Unrealized gain (loss) on marketable securities, net of $0, $57 and $25 tax benefit (expense), respectively	(107)	(577)	(164)
Foreign currency translation adjustments	(23)	(31)	14
Change in pension and other post-retirement benefits, net of $67, $(85) and $30 tax benefit (expense), respectively
Net change from periodic revaluations	(133)	149	(72)
Net amount reclassified to income	8	3	21
Net unrecognized gain (loss) on pension and other post-retirement benefits	(125)	152	(51)
Change in fair value of cash flow hedge instruments, net of $21, $116 and $(36) tax benefit (expense), respectively
Net change from periodic revaluations	(41)	(167)	149
Net amount reclassified to income	(5)	(48)	(109)
Net unrecognized gain (loss) on derivatives	(46)	(215)	40
Other comprehensive income (loss)	(301)	(671)	(161)
Comprehensive income (loss)	$28	$(3,466)	$1,950
Comprehensive income (loss) attributable to:
Newmont stockholders	$212	$(3,206)	$1,640
Noncontrolling interests	(184)	(260)	310
	$28	$(3,466)	$1,950

The accompanying notes are an integral part of these consolidated financial statements.

NEWMONT MINING CORPORATION

STATEMENTS OF CONSOLIDATED CASH FLOWS

	Years Ended December 31,
	2014	2013	2012
	(in millions)
Operating activities:
Net income (loss)	$329	$(2,795)	$2,111
Adjustments:
Depreciation and amortization	1,229	1,362	1,032
Stock based compensation and other non-cash benefits	51	64	72
Reclamation and remediation	154	81	96
Revaluation of contingent consideration	-	(18)	12
Loss (income) from discontinued operations	40	(61)	76
Write-downs	26	4,352	52
Impairment of investments	21	105	47
Deferred income taxes	(149)	(1,256)	22
Gain on asset and investment sales, net	(126)	(286)	(107)
Other operating adjustments and write-downs	574	1,099	48
Net change in operating assets and liabilities (Note 25)	(698)	(1,086)	(1,073)
Net cash provided from continuing operations	1,451	1,561	2,388
Net cash used in discontinued operations (Note 10)	(13)	(18)	(16)
Net cash provided from operations	1,438	1,543	2,372
Investing activities:
Additions to property, plant and mine development	(1,110)	(1,900)	(3,210)
Acquisitions, net	(28)	(13)	(25)
Sales of investments	25	589	210
Purchases of investments	(26)	(1)	(220)
Proceeds from sale of other assets	661	63	41
Other	(29)	(51)	(60)
Net cash used in investing activities	(507)	(1,313)	(3,264)
Financing activities:
Proceeds from debt, net	601	1,538	3,524
Repayment of debt	(686)	(1,150)	(1,976)
Payment of conversion premium on debt	-	-	(172)
Proceeds from stock issuance, net	-	2	24
Sale of noncontrolling interests	179	32	-
Acquisition of noncontrolling interests	(9)	(17)	(10)
Dividends paid to noncontrolling interests	(4)	(2)	(3)
Dividends paid to common stockholders	(114)	(610)	(695)
Other	(32)	(5)	(3)
Net cash provided from (used in) financing activities	(65)	(212)	689
Effect of exchange rate changes on cash	(18)	(24)	4
Net change in cash and cash equivalents	848	(6)	(199)
Cash and cash equivalents at beginning of period	1,555	1,561	1,760
Cash and cash equivalents at end of period	$2,403	$1,555	$1,561

The accompanying notes are an integral part of these consolidated financial statements.

NEWMONT MINING CORPORATION

CONSOLIDATED BALANCE SHEETS

	At December 31,	At December 31,
	2014	2013
	(in millions)
ASSETS
Cash and cash equivalents	$2,403	$1,555
Trade receivables	186	230
Accounts receivable	290	252
Investments (Note 17)	73	78
Inventories (Note 18)	700	717
Stockpiles and ore on leach pads (Note 19)	666	805
Deferred income tax assets (Note 8)	240	246
Other current assets (Note 20)	881	1,006
Current assets	5,439	4,889
Property, plant and mine development, net (Note 21)	13,650	14,277
Investments (Note 17)	334	439
Stockpiles and ore on leach pads (Note 19)	2,820	2,680
Deferred income tax assets (Note 8)	1,790	1,478
Other long-term assets (Note 20)	883	844
Total assets	$24,916	$24,607
LIABILITIES
Debt (Note 22)	$166	$595
Accounts payable	406	478
Employee-related benefits (Note 13)	307	341
Income and mining taxes	74	13
Other current liabilities (Note 23)	1,245	1,313
Current liabilities	2,198	2,740
Debt (Note 22)	6,480	6,145
Reclamation and remediation liabilities (Note 4)	1,606	1,513
Deferred income tax liabilities (Note 8)	656	635
Employee-related benefits (Note 13)	492	323
Other long-term liabilities (Note 23)	395	342
Total liabilities	11,827	11,698
Commitments and contingencies (Note 29)
EQUITY
Common stock - $1.60 par value;	798	789
Authorized - 750 million shares
Issued and outstanding -
Common: 499 million and 493 million shares issued, less 330,000 and 322,000 treasury shares, respectively
Exchangeable: 56 million shares issued, less 56 million and 51 million redeemed shares, respectively
Additional paid-in capital	8,712	8,538
Accumulated other comprehensive income (loss)	(478)	(182)
Retained earnings	1,242	848
Newmont stockholders' equity	10,274	9,993
Noncontrolling interests	2,815	2,916
Total equity	13,089	12,909
Total liabilities and equity	$24,916	$24,607

The accompanying notes are an integral part of these consolidated financial statements.

NEWMONT MINING CORPORATION

STATEMENTS OF CONSOLIDATED CHANGES IN EQUITY

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Noncontrolling Interests	Total Equity
	(in millions)
Balance at December 31, 2011	495	$784	$8,505	$652	$2,885	$2,875	$15,701
Net income (loss)	-	-	-	-	1,802	309	2,111
Other comprehensive income (loss)	-	-	-	(162)	-	1	(161)
Dividends paid	-	-	-	-	(695)	(3)	(698)
Conversion premium on convertible notes	-	-	(172)	-	-	-	(172)
Acquisition of noncontrolling interests	-	-	-	-	-	(7)	(7)
Stock based awards and related share issuances	2	3	95	-	-	-	98
Shares issued in exchange for exchangeable shares	-	-	(1)	-	-	-	(1)
Balance at December 31, 2012	497	$787	$8,427	$490	$3,992	$3,175	$16,871
Net income (loss)	-	-	-	-	(2,534)	(261)	(2,795)
Other comprehensive income (loss)	-	-	-	(672)	-	1	(671)
Dividends paid	-	-	-	-	(610)	(2)	(612)
Sale of noncontrolling interests, net	-	-	48	-	-	3	51
Stock based awards and related share issuances	1	2	63	-	-	-	65
Balance at December 31, 2013	498	$789	$8,538	$(182)	$848	$2,916	$12,909
Net income (loss)	-	-	-	-	508	(179)	329
Other comprehensive income (loss)	-	-	-	(296)	-	(5)	(301)
Dividends paid	-	-	-	-	(114)	(4)	(118)
Redemption of exchangeable shares	-	8	(8)	-	-	-	-
Sale of noncontrolling interests, net	-	-	81	-	-	87	168
Stock based awards and related share issuances	1	1	101	-	-	-	102
Balance at December 31, 2014	499	$798	$8,712	$(478)	$1,242	$2,815	$13,089

The accompanying notes are an integral part of these consolidated financial statements.

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions, except per share, per ounce and per pound amounts)

NOTE 1    THE COMPANY

Newmont Mining Corporation and its affiliates and subsidiaries (collectively, “Newmont”, “we”, “us” or the “Company”) predominantly operates in the mining industry, focused on the production of and exploration for gold and copper. The Company has significant assets in the United States, Australia, Peru, Indonesia, Ghana and New Zealand. The cash flow and profitability of the Company’s operations are significantly affected by the market price of gold, and to a lesser extent, copper. The prices of gold and copper are affected by numerous factors beyond the Company’s control.

References to “A$” refers to Australian currency and “NZ$” to New Zealand currency.

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

In September 2014, PT Newmont Nusa Tenggara (“PTNNT”) and the Government of Indonesia signed a Memorandum of Understanding (“MoU”) that resulted in PTNNT receiving a six-month permit to export copper concentrate that expires in mid March 2015. Effective with the signing of the MoU, PTNNT agreed to pay certain export duties and royalties. The MoU also outlines terms for the six main elements of the Contract of Work renegotiation, which will be incorporated into an amendment of the Contract of Work. The six areas are: concession area size; royalties, taxes and export duties; domestic processing and refining; ownership divestment; utilization of local manpower, domestic goods and services; and duration of the Contract of Work. Negotiations between PTNNT and the Government of Indonesia to amend the Contract of Work remain on-going. No assurances can be made at this time with respect to the outcome of such negotiations and expiration of the export permit without its renewal may negatively impact future operations and financial results at Batu Hijau. As a result of the on-going Contract of Work renegotiations at Batu Hijau, we have evaluated, and will continue to evaluate, the need for asset impairments, inventory write-downs, tax valuation allowances and other applicable accounting charges due to the status of the mine. The total assets at Batu Hijau as of December 31, 2014 were $3,107.

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

Construction activities on our Conga project were suspended on November 30, 2011 at the request of Peru’s central government following increasing protests in Cajamarca by anti-mining activists led by the regional president. In the first half of 2014, a Conga Restart Study was completed to identify and test alternatives to advancing development of the project.  Following this assessment, a new plan was developed to reduce spending to focus on only the most critical work – protecting people and assets, engaging with communities, and maintaining existing project infrastructure – while maintaining optionality. Development of Conga is contingent upon generating acceptable project returns and getting local community and government support. Should the Company be unable to continue with the current development plan at Conga, the Company may in the future reprioritize and reallocate capital to development alternatives which may result in an impairment of the Conga project. The total assets at Conga as of December 31, 2014 were $1,700.

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

The Company follows the Financial Accounting Standards Board Accounting Standards Codification (“ASC”) guidance for identification and reporting of entities over which control is achieved through means other than voting rights. The guidance defines such entities as Variable Interest Entities (“VIEs”). The Company has identified VIEs in connection with our interests in PTNNT due to certain funding arrangements and shareholder commitments. The Company has financing arrangements with PT Pukuafu Indah (“PTPI”) and PT Indonesia Masbaga Investama (“PTIMI”), unrelated noncontrolling shareholders of PTNNT, whereby the Company agreed to advance certain funds to them in exchange for (i) a pledge of their combined 20% share of PTNNT, (ii) an assignment of dividends payable on the shares, net of withholding tax, (iii) a commitment from them to support the application of our standards to the operation of Batu Hijau and (iv) as of September 16, 2011 in respect of PTPI only, powers of attorney to vote and sell PTNNT shares in support of the pledge, enforceable in an event of default as further security for the funding. The Company has determined itself to be the primary beneficiary of these entities, controls the operations of Batu Hijau and has the obligation to absorb losses and the right to receive benefits that are significant to PTNNT. Therefore, the Company consolidates PTNNT in its financial statements.

On March 12, 2013, Newmont completed the sale of the Hope Bay Project to TMAC Resources Inc. (“TMAC”). At December 31, 2014, Newmont held a 44.69% ownership interest in TMAC. Newmont continues to carry various letters of credit on behalf of TMAC. Newmont has identified TMAC as a VIE under ASC—Consolidation guidance. Based upon the ASC guidance for VIEs, Newmont has determined that it is the primary beneficiary due to the most equity at risk as a result of the letters of credit and the ownership structure. As such, Newmont consolidated TMAC in its Consolidated Financial Statements. TMAC has indicated that they anticipate raising funds at an undetermined date through an initial public offering (“IPO”). Should such an IPO occur, which there can be no assurance of such offering occurring, it is expected that Newmont’s ownership will be reduced and Newmont would reevaluate whether or not it is still required to consolidate TMAC under the applicable ASC guidance.

Cash and Cash Equivalents

Cash and cash equivalents consist of all cash balances and highly liquid investments with an original maturity of three months or less. Because of the short maturity of these investments, the carrying amounts approximate their fair value. Cash and cash equivalents are held in overnight bank deposits or are invested in United States Treasury securities and money market securities. Restricted cash is excluded from cash and cash equivalents and is included in other current and long-term assets.

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

Stockpiles, Ore on Leach Pads and Inventories

As described below, costs that are incurred in or benefit the productive process are accumulated as stockpiles, ore on leach pads and inventories. Stockpiles, ore on leach pads and inventories are carried at the lower of average cost or net realizable value. Net realizable value represents the estimated future sales price of the product based on current and long-term metals prices, less the estimated costs to complete production and bring the product to sale. Write-downs of stockpiles, ore on leach pads and inventories to net realizable value are reported as a component of Costs applicable to sales and Depreciation and amortization. The current portion of stockpiles, ore on leach pads and inventories is determined based on the expected amounts to be processed within the next 12 months. Stockpiles, ore on leach pads and inventories not expected to be processed within the next 12 months are classified as long-term. The major classifications are as follows:

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

Ore on Leach Pads

The recovery of gold from certain gold oxide ores is achieved through the heap leaching process. Under this method, oxide ore is placed on leach pads where it is treated with a chemical solution, which dissolves the gold contained in the ore. The resulting gold-bearing solution is further processed in a plant where the gold is recovered. The recovery of copper from leach pads is further described below in the Copper Cathode Inventory section.

Costs are added to ore on leach pads based on current mining costs, including applicable amortization relating to mining operations. Costs are removed from ore on leach pads as ounces are recovered based on the average cost per estimated recoverable ore on the leach pad.

The estimates of recoverable ore on the leach pads are calculated from the quantities of ore placed on the leach pads (measured tons added to the leach pads), the grade of ore placed on the leach pads (based on assay data) and a recovery percentage (based on ore type). In general, leach pads recover between 50% and 95% of the recoverable ounces in the first year of leaching, declining each year thereafter until the leaching process is complete.

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions, except per share, per ounce and per pound amounts)

Although the quantities of recoverable ore placed on the leach pads are reconciled by comparing the grades of ore placed on pads to the quantities of ore actually recovered (metallurgical balancing), the nature of the leaching process inherently limits the ability to precisely monitor inventory levels. As a result, the metallurgical balancing process is constantly monitored and estimates are refined based on actual results over time. Historically, the Company’s operating results have not been materially impacted by variations between the estimated and actual recoverable quantities of ore on its leach pads. Variations between actual and estimated quantities resulting from changes in assumptions and estimates that do not result in write-downs to net realizable value are accounted for on a prospective basis.

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

Copper Cathode Inventory

Copper heap leaching is performed on copper oxide ore and enriched copper sulfide ore to produce copper cathodes. Heap leaching is accomplished by stacking uncrushed ore onto synthetically lined pads where it is contacted with a dilute sulfuric acid solution thus leaching the acid soluble minerals into a copper sulfate solution. The copper sulfate solution is then collected and pumped to the solvent extraction (“SX”) plant. The SX process consists of two steps. During the first step, the copper is extracted into an organic solvent solution. The loaded organic solution is then pumped to the second step where copper is stripped with a strong acid solution before being sent through the electrowinning (“EW”) process. Cathodes produced in electrowinning are 99.99% copper.

Copper cathode is produced at our Phoenix operations by solvent extraction and electrowinning (SX/EW). The inventory is valued at the lower of average cost to produce the cathode or net realizable value.

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

The value of such assets is primarily driven by the nature and amount of mineralized material believed to be contained in such properties. Production stage mineral interests represent interests in operating properties that contain proven and probable reserves. Development stage mineral interests represent interests in properties under development that contain proven and probable reserves. Exploration stage mineral interests represent interests in properties that are believed to potentially contain mineralized material consisting of (i) mineralized material within pits; mineralized material with insufficient drill spacing to qualify as proven and probable reserves; and mineralized material in close proximity to proven and probable reserves; (ii) around-mine exploration potential not immediately adjacent to existing reserves and mineralization, but located within the immediate mine area; (iii) other mine-related exploration potential that is not part of current mineralized material and is comprised mainly of material outside of the immediate mine area; (iv) greenfields exploration potential that is not associated with any other production, development or exploration stage property, as described above; or (v) any acquired right to explore or extract a potential mineral deposit. The Company’s mineral rights generally are enforceable regardless of whether proven and probable reserves have been established. In certain limited situations, the nature of a mineral right changes from an exploration right to a mining right upon the establishment of proven and probable reserves. The Company has the ability and intent to renew mineral interests where the existing term is not sufficient to recover all identified and valued proven and probable reserves and/or undeveloped mineralized material.

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions, except per share, per ounce and per pound amounts)

Impairment of Long-lived Assets and Goodwill

The Company reviews and evaluates its long-lived assets for impairment when events or changes in circumstances indicate that the related carrying amounts may not be recoverable. An impairment is considered to exist if the total estimated future cash flows on an undiscounted basis are less than the carrying amount of the assets. An impairment loss is measured and recorded based on discounted estimated future cash flows.

The Company reviews and evaluates its goodwill for impairment annually or when events or changes in circumstances indicate that the related carrying amounts may not be recoverable. An impairment to goodwill is considered to exist if the total estimated future cash flows on a discounted basis are less than the carrying amount of the assets. An impairment loss is measured and recorded based on discounted estimated future cash flows.

Future cash flows are estimated based on quantities of recoverable minerals, expected gold and other commodity prices (considering current and historical prices, trends and related factors), production levels, operating costs, capital requirements and reclamation costs, all based on life-of-mine plans. Existing proven and probable reserves and value beyond proven and probable reserves, including mineralized material that is not part of the mineralized material base, are included when determining the fair value of mine site reporting units at acquisition and, subsequently, in determining whether the assets are impaired. The term “recoverable minerals” refers to the estimated amount of gold or other commodities that will be obtained after taking into account losses during ore processing and treatment. Estimates of recoverable minerals from such exploration stage mineral interests are risk adjusted based on management’s relative confidence in such materials. In estimating future cash flows, assets are grouped at the lowest level for which there are identifiable cash flows that are largely independent of future cash flows from other asset groups. The Company’s estimates of future cash flows are based on numerous assumptions and it is possible that actual future cash flows will be significantly different than the estimates, as actual future quantities of recoverable minerals, gold and other commodity prices, production levels and costs and capital are each subject to significant risks and uncertainties.

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

The Company’s operations involve dealing with uncertainties and judgments in the application of complex tax regulations in multiple jurisdictions. The final taxes paid are dependent upon many factors, including negotiations with taxing authorities in various jurisdictions and resolution of disputes arising from federal, state, and international tax audits. The Company recognizes potential liabilities and records tax liabilities for anticipated tax audit issues in the U.S. and other tax jurisdictions based on its estimate of whether, and the extent to which, additional taxes will be due. The Company adjusts these reserves in light of changing facts and circumstances; however, due to the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from the Company’s current estimate of the tax liabilities. If the Company’s estimate of tax liabilities proves to be less than the ultimate assessment, an additional charge to expense would result. If the estimate of tax liabilities proves to be greater than the ultimate assessment, a tax benefit would result. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits in Income and mining tax benefit (expense).

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

Foreign Currency

The functional currency for the majority of the Company’s operations, including the Australian operations, is the U.S. dollar. All monetary assets and liabilities where the functional currency is the U.S. dollar are translated at current exchange rates and the resulting adjustments are included in Other income, net. All assets and liabilities recorded in functional currencies other than U.S. dollars are translated at current exchange rates and the resulting adjustments are charged or credited directly to Accumulated other comprehensive income (loss) in Total equity. Revenues and expenses in foreign currencies are translated at the weighted-average exchange rates for the period.

Derivative Instruments

Newmont has forward contracts designated as cash flow hedges in place to hedge against changes in foreign exchanges rates and diesel prices, and forward starting swap contracts to hedge against changes in treasury rates. The fair value of derivative contracts qualifying as cash flow hedges are reflected as assets or liabilities in the balance sheet. To the extent these hedges are effective in offsetting forecasted cash flows from production costs (the “effective portion”), changes in fair value are deferred in Accumulated other comprehensive income (loss). Amounts deferred in Accumulated other comprehensive income (loss) are reclassified to income when the hedged transaction has occurred. The ineffective portion of the change in the fair value of the derivative is recorded in Other income, net in each period. Cash transactions related to the Company’s derivative contracts accounted for as hedges are classified in the same category as the item being hedged in the statement of cash flows.

When derivative contracts qualifying as cash flow hedges are settled, accelerated or restructured before the maturity date of the contracts, the related amount in Accumulated other comprehensive income (loss) at the settlement date is deferred and reclassified to earnings, as applicable, when the originally designated hedged transaction impacts earnings.

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

Stock Based Compensation

The Company records stock based compensation awards exchanged for employee services at fair value on the date of the grant and expenses the awards in the consolidated statement of operations over the requisite employee service period. Stock based compensation expense includes an estimate for forfeitures. Stock based compensation expense related to awards with a market or performance condition is generally recognized over the vesting period of the award utilizing the graded vesting method, while all other awards are recognized on a straight-line basis. The fair values of stock options are determined using either the Black-Scholes valuation model or Monte Carlo valuation model, based on the type of award (see Note 14). The Company's estimates may be impacted by certain variables including, but not limited to, stock price volatility, employee stock option exercise behaviors, additional stock option grants, estimates of forfeitures, the Company's performance, and related tax impacts.

Net Income (Loss) per Common Share

Basic and diluted income per share are presented for Net income (loss) attributable to Newmont stockholders. Basic income per share is computed by dividing income available to common shareholders by the weighted-average number of outstanding common shares for the period, including the exchangeable shares (see Notes 12 and 22). Diluted income per share reflects the potential dilution that could occur if securities or other contracts that may require the issuance of common shares in the future were converted. Diluted income per share is computed by increasing the weighted-average number of outstanding common shares to include the additional common shares that would be outstanding after conversion and adjusting net income for changes that would result from the conversion. Only those securities or other contracts that result in a reduction in earnings per share are included in the calculation.

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

Reclassifications

Certain amounts in prior years have been reclassified to conform to the 2014 presentation. Reclassified amounts were not material to the financial statements.

Recently Adopted Accounting Pronouncements

Discontinued Operations

In April 2014, ASC guidance was issued related to Discontinued Operations which changed the criteria for determining which disposals can be presented as discontinued operations and modified related disclosure requirements. The updated guidance requires an entity to only classify discontinued operations due to a major strategic shift or a major effect on an entity’s operations in the financial statements. The updated guidance will also require additional disclosures relating to discontinued operations. Adoption of the new guidance had no impact on the consolidated financial position, results of operations or cash flows.

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

Recently Issued Accounting Pronouncements

Stock Based Compensation

In June 2014, Accounting Standards Update (“ASU”) guidance was issued to resolve the diversity of practice relating to the accounting for stock based performance awards that the performance target could be achieved after the employee completes the required service period. The update is effective prospectively or retrospectively beginning January 1, 2015. The Company does not expect the updated guidance to have an impact on the consolidated financial position, results of operations or cash flows.

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

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions, except per share, per ounce and per pound amounts)

NOTE 3    SEGMENT INFORMATION

The Company’s reportable segments are based upon the Company’s management structure that is focused on the geographic region for the Company’s operations. Geographic regions include North America, South America, Australia/New Zealand, Indonesia, Africa and Corporate and Other. Earnings from operations do not reflect general corporate expenses, interest (except project-specific interest) or income and mining taxes (except for equity investments). Intercompany revenue and expense amounts and deferred tax assets have been eliminated within each segment in order to report on the basis that management uses internally for evaluating segment performance. On July 1, 2014, the Company completed the sale of its Jundee underground gold mine in Australia to Northern Star Resources Limited for total cash proceeds of $94. On October 6, 2014, the Company completed the sale of its 44% interest in La Herradura to Fresnillo plc for total cash proceeds of $450. The financial information relating to the Company’s segments is as follows:

	Sales	Costs Applicable to Sales	Depreciation and Amortization	Advanced Projects and Exploration	Pre-Tax Income (Loss)	Total Assets	Capital Expenditures (1)
Year Ended December 31, 2014
Carlin	$1,143	$795	$162	$22	$147	$2,147	$251
Phoenix:
Gold	271	160	35
Copper	134	108	18
Total Phoenix	405	268	53	6	65	1,040	32
Twin Creeks	509	207	43	5	295	1,110	112
La Herradura	152	89	29	12	54	-	23
Other North America	-	-	-	25	(16)	1,596	23
North America	2,209	1,359	287	70	545	5,893	441

Yanacocha	1,210	663	338	32	89	2,795	83
Other South America	-	-	-	41	(57)	1,708	37
South America	1,210	663	338	73	32	4,503	120

Boddington:
Gold	867	585	104
Copper	173	158	25
Total Boddington	1,040	743	129	-	167	2,271	87
Tanami	437	251	72	10	104	530	90
Jundee	181	85	34	1	83	-	15
Waihi	167	76	24	7	58	123	20
Kalgoorlie	409	284	18	5	105	418	33
Other Australia/New Zealand	-	-	17	5	(77)	148	6
Australia/New Zealand	2,234	1,439	294	28	440	3,490	251

Batu Hijau:
Gold	80	81	20
Copper	393	494	121
Total Batu Hijau	473	575	141	3	(315)	3,107	59
Other Indonesia	-	-	-	-	-	2	-
Indonesia	473	575	141	3	(315)	3,109	59

Ahafo	569	249	62	27	221	1,755	104
Akyem	597	172	86	-	323	1,300	26
Other Africa	-	-	-	8	(14)	2	-
Africa	1,166	421	148	35	530	3,057	130

Corporate and Other	-	-	21	116	(726)	4,864	98
Consolidated	$7,292	$4,457	$1,229	$325	$506	$24,916	$1,099

(1)	Accrual basis includes a decrease in accrued capital expenditures of $11; consolidated capital expenditures on a cash basis were $1,110.

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions, except per share, per ounce and per pound amounts)

	Sales	Costs Applicable to Sales	Depreciation and Amortization	Advanced Projects and Exploration	Pre-Tax Income (Loss) (1)	Total Assets	Capital Expenditures (2)
Year Ended December 31, 2013
Carlin	$1,390	$767	$142	$34	$440	$2,140	$238
Phoenix:
Gold	295	164	32
Copper	92	52	11
Total Phoenix	387	216	43	10	101	1,022	121
Twin Creeks	728	273	80	7	364	1,131	68
La Herradura	258	177	34	42	5	434	103
Other North America	-	-	-	42	(2,131)	1,541	26
North America	2,763	1,433	299	135	(1,221)	6,268	556

Yanacocha	1,458	684	333	41	292	2,797	178
Other South America	-	-	1	34	(32)	1,731	193
South America	1,458	684	334	75	260	4,528	371

Boddington:
Gold	1,038	805	165
Copper	211	195	37
Total Boddington	1,249	1,000	202	1	(2,056)	2,209	113
Tanami	449	270	81	11	(33)	518	93
Jundee	398	206	80	7	106	140	45
Waihi	157	103	31	5	15	127	11
Kalgoorlie	460	342	23	3	96	375	19
Other Australia/New Zealand	-	-	14	13	(39)	136	5
Australia/New Zealand	2,713	1,921	431	40	(1,911)	3,505	286

Batu Hijau:
Gold	57	107	22
Copper	466	815	163
Total Batu Hijau	523	922	185	14	(658)	3,424	105
Other Indonesia	-	-	-	-	2	3	-
Indonesia	523	922	185	14	(656)	3,427	105

Ahafo	793	307	78	51	344	1,628	170
Akyem	164	32	13	8	105	1,260	240
Other Africa	-	-	-	9	(14)	1	-
Africa	957	339	91	68	435	2,889	410

Corporate and Other	-	-	22	137	(513)	3,990	84
Consolidated	$8,414	$5,299	$1,362	$469	$(3,606)	$24,607	$1,812
(1)	Includes write-downs of property plant and mine development of $2,082 for Long Canyon in Nevada and $2,107 for Boddington in Australia.
(2)	Accrual basis includes a decrease in accrued capital expenditures of $88; consolidated capital expenditures on a cash basis were $1,900.

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions, except per share, per ounce and per pound amounts)

	Sales	Costs Applicable to Sales	Depreciation and Amortization	Advanced Projects and Exploration	Pre-Tax Income (Loss)	Total Assets	Capital Expenditures (1)
Year Ended December 31, 2012
Carlin	$1,828	$767	$137	$47	$845	$1,952	$336
Phoenix:
Gold	305	111	22
Copper	96	60	9
Total Phoenix	401	171	31	21	179	908	139
Twin Creeks	718	256	61	30	392	1,089	131
La Herradura	354	132	21	41	157	438	89
Other North America	-	-	1	40	(44)	3,615	71
North America	3,301	1,326	251	179	1,529	8,002	766

Yanacocha	2,202	669	254	59	1,100	2,921	510
Other South America	-	-	-	72	(91)	1,650	601
South America	2,202	669	254	131	1,009	4,571	1,111

Boddington:
Gold	1,184	623	159
Copper	224	150	34
Total Boddington	1,408	773	193	8	407	4,629	141
Tanami	302	250	50	28	(24)	632	179
Jundee	537	172	50	20	292	202	58
Waihi	104	97	23	12	(33)	160	19
Kalgoorlie	569	277	18	5	255	447	21
Other Australia/New Zealand	-	-	5	19	86	235	19
Australia/New Zealand	2,920	1,569	339	92	983	6,305	437

Batu Hijau:
Gold	106	71	12
Copper	561	385	76
Total Batu Hijau	667	456	88	32	8	3,777	148
Other Indonesia	-	-	-	-	3	4	-
Indonesia	667	456	88	32	11	3,781	148

Ahafo	874	314	75	53	435	1,436	228
Akyem	-	-	-	19	(20)	981	388
Other Africa	-	-	-	10	10	11	-
Africa	874	314	75	82	425	2,428	616

Corporate and Other	-	-	25	188	(843)	4,486	74
Consolidated	$9,964	$4,334	$1,032	$704	$3,114	$29,573	$3,152
(1)	Accrual basis includes a decrease in accrued capital expenditures of $58; consolidated capital expenditures on a cash basis were $3,210.

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions, except per share, per ounce and per pound amounts)

Revenues from sales attributed to countries based on the customer’s location were as follows:

	Years Ended December 31,
	2014	2013	2012
United Kingdom	$5,542	$6,373	$7,943
Korea	315	360	331
Philippines	290	242	225
Japan	273	376	435
Germany	196	324	266
Indonesia	195	130	67
Mexico	152	258	357
Other	329	351	340
	$7,292	$8,414	$9,964

As gold can be sold through numerous gold market traders worldwide, the Company is not economically dependent on a limited number of customers for the sale of its product. In 2014, 2013 and 2012, sales to Bank of Nova Scotia were $1,514 (23%), $1,787 (23%) and $802 (9%), respectively, of total gold sales. Additionally, in 2014, 2013 and 2012 the Company had sales to Barclays that totaled $1,098 (17%), $1,338 (17%) and $1,022 (11%) of total gold sales.  In 2012 sales to Royal Bank of Scotland were $1,449 (16%) of total gold sales.

The Company sells copper predominantly in the form of copper concentrates which are sold directly to smelters located in Asia and to a lesser extent North America and Europe. The copper concentrates are sold under long-term supply contracts with processing fees based on the demand for these concentrates in the global market place. In Nevada, the Company produces a small volume of copper cathode which is sold into the North American market.

Long-lived assets, excluding deferred tax assets, investments and restricted cash, were as follows:

	At December 31,
	2014	2013
United States	$5,596	$5,481
Australia / New Zealand	2,904	3,005
Peru	3,315	3,597
Indonesia	2,636	2,782
Ghana	2,524	2,440
Other	251	401
	$17,226	$17,706

NOTE 4    RECLAMATION AND REMEDIATION

The Company’s mining and exploration activities are subject to various domestic and international laws and regulations governing the protection of the environment. These laws and regulations are continually changing and are generally becoming more restrictive. The Company conducts its operations to protect public health and the environment and believes its operations are in compliance with applicable laws and regulations in all material respects. The Company has made, and expects to make in the future, expenditures to comply with such laws and regulations, but cannot predict the full amount of such future expenditures. Estimated future reclamation costs are based principally on legal and regulatory requirements.

The Company’s Reclamation and remediation expenses consisted of:

	Years Ended December 31,
	2014	2013	2012
Reclamation	$74	$11	$32
Accretion - operating	71	61	55
Accretion - non-operating	9	9	9
	$154	$81	$96

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions, except per share, per ounce and per pound amounts)

Reclamation expense increased in 2014, primarily due to additional costs related to EPA oversight and interim actions associated with the design of the Midnite Mine remedy in Washington State as well as costs resulting from a settlement with the State of California related to the Empire Mine remediation and past costs.

At December 31, 2014, and 2013, $1,497 and $1,432, respectively, were accrued for reclamation obligations relating to mineral properties. In addition, the Company is involved in several matters concerning environmental obligations associated with former, primarily historic, mining activities. Generally, these matters concern developing and implementing remediation plans at the various sites involved. At December 31, 2014 and 2013, $192 and $179, respectively, were accrued for such obligations. These amounts are also included in Reclamation and remediation liabilities.

The following is a reconciliation of Reclamation and remediation liabilities:

Balance at January 1, 2013	$1,539
Additions, changes in estimates and other	61
Liabilities settled	(59)
Accretion expense	70
Balance at December 31, 2013	1,611
Additions, changes in estimates and other	131
Liabilities settled	(133)
Accretion expense	80
Balance December 31, 2014	$1,689

The reclamation liability in 2014  included additions of $79 for currently or recently producing properties related to higher unit costs at Nevada operations, additional haulage volumes and rates at KCGM and increased water treatment costs at Yanacocha. Additions of $52 for historic mining operations were primarily related to additional water management, surface reclamation and EPA oversight costs.

The reclamation liability in 2013 included additions of $48 for currently or recently producing properties related mainly to increased water treatment costs at Yanacocha.  Additions of $13 for historic mining operations were primarily related to additional water management costs.

The current portion of Reclamation and remediation liabilities of $83 and $98 at December 31, 2014 and 2013, respectively, are included in Other current liabilities (see Note 23).

Included in Other long-term assets at December 31, 2014 and 2013 is $67 and $63, respectively, of restricted cash that is legally restricted for purposes of settling asset retirement obligations.  Of the amount in 2014, $10 relates to the Con mine in Yellowknife, NWT, Canada, $43 is in a trust fund related to the Midnite Mine (Dawn Mining) in Washington State and $14 is related to the Ahafo and Akyem mines in Ghana, Africa. Of the amount in 2013, $11 relates to the Con mine, $42 relates to the Midnite Mine and $10 relates to Ahafo and Akyem.

Included in Investments at December 31, 2014 and 2013 are $17 and $17 of long-term equity securities, respectively, which are legally pledged for purposes of settling asset retirement obligations, related to the San Jose Reservoir in Yanacocha.

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions, except per share, per ounce and per pound amounts)

NOTE 5   WRITE-DOWNS

	Years Ended December 31,
	2014	2013	2012
Property, plant and mine development
Carlin	$3	$-	$-
Phoenix	2	-	-
Other North America	-	2,082	25
Yanacocha	-	8	-
Other South America	13	-	17
Boddington	-	2,107	-
Tanami	-	67	-
Kalgoorlie	-	-	5
Batu Hijau	-	1	5
Corporate and Other	8	-	-
	26	4,265	52
Other long-term assets
Boddington	-	31	-
Tanami	-	56	-
	-	87	-
	$26	$4,352	$52

Write-downs totaled $26, $4,352 and $52 in 2014, 2013 and 2012, respectively. The 2014 write-downs were primarily related to non-essential equipment in Carlin, Phoenix, Corporate and Other and Other South America, specifically for certain assets at Conga that have been sold.

The 2013 write-downs were primarily related to assets at Boddington and Long Canyon resulting from a decrease in the Company’s long-term gold and copper price assumptions combined with rising operating costs.  Goodwill was included in the Company’s impairment analysis in 2013 due to these conditions.  As a result, the Company recorded an impairment of $56 at Tanami.

The 2012 write-downs were primarily due to an impairment of the FALC JV diamond project as well as write-downs of non-essential surface equipment at Conga.

NOTE 6    OTHER EXPENSE, NET

	Years Ended December 31,
	2014	2013	2012
Regional administration	$59	$59	$88
Community development	47	84	95
Restructuring	40	67	58
Western Australia power plant	13	19	13
World Gold Council dues	2	5	11
Transaction/Acquisition costs	-	27	12
Hope Bay care and maintenance	-	-	144
Other	44	39	28
	$205	$300	$449

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions, except per share, per ounce and per pound amounts)

NOTE 7   OTHER INCOME, NET

	Years Ended December 31,
	2014	2013	2012
Gain on asset sales, net	$121	$6	$105
Refinery income, net	26	32	27
Gain on sale of investments, net	5	280	2
Interest	4	13	12
Foreign currency exchange, net	3	59	(5)
Development projects, net	2	9	66
Canadian Oil Sands dividends	-	35	42
Reduction of allowance for loan receivable	-	-	49
Derivative ineffectiveness, net	(4)	-	2
Impairment of investments	(21)	(105)	(47)
Other	21	20	25
	$157	$349	$278

NOTE 8    INCOME AND MINING TAXES

The Company’s Income and mining tax benefit (expense) consisted of:

	Years Ended December 31,
	2014	2013	2012
Current:
United States	$(43)	$(129)	$(210)
Foreign	(239)	(372)	(644)
	(282)	(501)	(854)
Deferred:
United States	167	805	100
Foreign	(18)	451	(122)
	149	1,256	(22)
	$(133)	$755	$(876)

The Company’s Income (Loss) before income and mining tax and other items consisted of:

	Years Ended December 31,
	2014	2013	2012
United States	$41	$(1,625)	$1,036
Foreign	465	(1,981)	2,078
	$506	$(3,606)	$3,114

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions, except per share, per ounce and per pound amounts)

The Company’s Income and mining tax benefit (expense) differed from the amounts computed by applying the United States statutory corporate income tax rate for the following reasons:

	Years Ended December 31,
	2014		2013		2012
Income (loss) before income and mining tax and other items		$506		$(3,606)		$3,114

Income tax benefit (expense) at statutory rate	35%	$(177)	35%	$1,262	35%	$(1,090)
Reconciling items:
Tax benefit generated on change in form of a non-U.S. Subsidiary	-	-	-	-	(22)%	694
Percentage depletion	(24)%	122	4%	134	(9)%	267
Change in valuation allowance on deferred tax assets	15%	(75)	(19)%	(665)	23%	(716)
Tax benefit from capital loss on sale of assets	(13)%	65	-	-	-	-
Tax planning on sale of Canadian Oil Sands and Canadian capital gains tax rate	-	-	2%	61	-	-
Mining and other taxes	7%	(34)	(1)%	(45)	2%	(77)
State tax benefit on asset impairment	-	-	2%	62	-	-
Disallowed loss on Midas Sale	2%	(13)	-	-	-	-
U.S. tax effect of minority interest attributable to non-U.S. investees	5%	(25)	0%	10	(0)%	7
Effect of foreign earnings, net of credits	(3)%	13	(1)%	(19)	(0)%	6
Other	2%	(9)	(1)%	(45)	(1)%	33
Income and mining tax benefit (expense)	26%	$(133)	21%	$755	28%	$(876)

Factors that Significantly Impact Effective Tax Rate

The Company reviews the measurement of its deferred tax assets at each balance sheet date. On the basis of available information at December 31, 2014, the Company has provided valuation allowance for certain of its deferred tax assets where the Company believes it is more likely than not that some portion or all of such assets will not be realized. The valuation allowance totaled $2,817 at December 31, 2014, and $2,724 at December 31, 2013. The overall valuation allowance increased $93 during 2014. This increase is reflected in the Company’s effective tax rate to the extent it relates to U.S. foreign tax credits, U.S. alternative minimum tax credits, U.S. capital losses, and long-term stockpile write-downs in Indonesia. Changes in valuation allowance for other items such as depreciation in marketable securities are reflected in Other Comprehensive Income. Other net increases, such as those that relate to Australian asset impairments and Australian net operating losses have no impact on the Consolidated Financial Statements due to the tax accounting treatment of non-U.S. entities that are disregarded for U.S. income tax purposes.

During 2014, the Company’s effective tax rate is driven by changes in valuation allowances, mining taxes, and the overall impact of percentage depletion.

In 2013, the Company recognized a $791 deferred tax benefit (at a blended federal and state statutory rate of 38%) due to the impairment of the Long Canyon and Northumberland assets. This benefit reflects a reduction of the deferred tax liability that was established upon the Company’s purchase of Fronteer Gold Inc. in 2011.

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions, except per share, per ounce and per pound amounts)

In 2012, the Company made an election to convert a non-U.S. subsidiary to a partnership or flow-through entity for U.S. federal income tax purposes. As a result of this election, the Company recognized a capital loss equal to the difference between the Company’s tax basis in the non-U.S. subsidiary and the fair market value of the assets held by the non-U.S. subsidiary. The Company recognized a current U.S. federal income tax benefit for that portion of the capital loss that was used to offset other non-related 2012 capital gains and that has been used to absorb 2010 and 2011 net capital gains. The Company recorded a $605 deferred tax asset for the remaining capital loss which will be carried forward to future years. The Company also recorded a related valuation allowance of $605 due to its analysis of the future realization of this deferred tax asset under a more likely than not standard. In addition, the Company realized an increase in the basis of assets held by the non-U.S. subsidiary with no corresponding tax liability. The most notable of these assets was the non-U.S. subsidiary’s investment in the Canadian Oil Sands Corporation. This investment was sold in the third quarter of 2013 and the Company recorded a book gain of $280 on this sale. Due to the increase in U.S. tax basis, the Company realized a U.S. tax capital loss and therefore only recognized tax expense equal to the Company’s Canadian tax cost of $37.

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

Components of the Company's deferred income tax assets (liabilities) are as follows:

	At December 31,
	2014	2013
Deferred income tax assets:
Property, plant and mine development	$1,153	$1,268
Inventory	367	315
Reclamation and remediation	420	314
Net operating losses, capital losses and tax credits	1,722	1,613
Investment in partnerships and subsidiaries	340	224
Employee-related benefits	342	231
Derivative instruments and unrealized loss on investments	378	319
Other	173	247
	4,895	4,531
Valuation allowances	(2,817)	(2,724)
	$2,078	$1,807
Deferred income tax liabilities:
Property, plant and mine development	$(695)	$(629)
Reclamation and remediation	-	(7)
Net undistributed earnings of subsidiaries	(4)	(16)
Derivative instruments and unrealized gain on investments	-	(79)
Other	(137)	(61)
	(836)	(792)
Net deferred income tax assets (liabilities)	$1,242	$1,015

These amounts reflect the classification and presentation that is reported for each tax jurisdiction in which the Company operates.

Net deferred income tax assets and liabilities consist of:

	At December 31,
	2014	2013
Current deferred income tax assets	$240	$246
Long-term deferred income tax assets	1,790	1,478
Current deferred income tax liabilities	(132)	(74)
Long-term deferred income tax liabilities	(656)	(635)
	$1,242	$1,015

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions, except per share, per ounce and per pound amounts)

Company’s Unrecognized Tax Benefits

At December 31, 2014, 2013 and 2012, the Company had $394, $320 and $391 of total gross unrecognized tax benefits, respectively. A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows:

	2014	2013	2012
Total amount of gross unrecognized tax benefits at beginning of year	$320	$391	$336
Additions for tax positions of prior years	98	19	81
Additions for tax positions of current year	-	-	-
Reductions due to settlements with taxing authorities	(10)	(75)	(5)
Reductions due to lapse of statute of limitations	(14)	(15)	(21)
Total amount of gross unrecognized tax benefits at end of year	$394	$320	$391

At December 31, 2014, 2013 and 2012, $91, $77 and $120, respectively, represent the amount of unrecognized tax benefits that, if recognized, would impact the Company’s effective income tax rate.

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

In 2010 and 2012, PTNNT, the Company’s partially owned subsidiary in Indonesia, received income tax assessment letters for 2008 and 2010 for additional amounts of $119 and $10, respectively. The Company has since paid the 2008 and 2010 amounts in full, including penalties. This payment was necessary to preserve the Company’s right to dispute these assessments. In 2013, the Company received a refund of the 2010 income tax assessment of $10. PTNNT is vigorously defending its positions through all available processes and, based on prior experience, believes it is probable that it will prevail on the 2008 assessment. Accordingly, the Company has recorded a corresponding receivable of $119 for the 2008 assessment.

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. Federal, state and local, and non-U.S. income tax examinations by tax authorities for years before 2005. As a result of (i) statute of limitations that will begin to expire within the next 12 months in various jurisdictions, and (ii) possible settlements of audit-related issues with taxing authorities in various jurisdictions with respect to which none of the issues are individually significant, the Company believes that it is reasonably possible that the total amount of its unrecognized income tax liability will decrease between $65 to $70 in the next 12 months.

The Company’s practice is to recognize interest and/or penalties related to unrecognized tax benefits as part of its income and mining tax expense. At December 31, 2014 and 2013, the total amount of accrued income-tax-related interest and penalties included in the Consolidated Balance Sheets was $17 and $12, respectively. During 2014, 2013, and 2012  the Company accrued an additional $5, released $2, and accrued $4 of interest and penalties, respectively, through the Statements of Consolidated Income.

Tax Loss Carryforwards, Foreign Tax Credits, and AMT Credits

At December 31, 2014 and 2013, the Company had (i) $1,096 and $875 of net operating loss carry forwards, respectively; and (ii) $420 and $492 of tax credit carry forwards, respectively. At December 31, 2014 and 2013, $547 and $357, respectively, of net operating loss carry forwards are attributable to operations in Australia and France for which current tax law provides no expiration period. The remaining net operating loss carry forwards attributable to Indonesia and Canada will expire by 2022 and 2034 respectively. Valuation allowances have been recorded on net operating loss carry forwards where the Company believes, based on the available evidence, it is more likely than not that the net operating losses will not be realized.

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions, except per share, per ounce and per pound amounts)

Tax credit carry forwards for 2014 and 2013 of $287 and $296 consist of foreign tax credits available in the United States; substantially all such credits not utilized will expire at the end of 2024. Other credit carry forwards at the end of 2014 and 2013 in the amounts of $133 and $196, respectively, represent alternative minimum tax credits attributable to the Company’s U.S. operations for which the current tax law provides no period of expiration.

Differences in tax rates and other foreign income tax law variations make the ability to fully utilize all available foreign income tax credits on a year-by-year basis highly dependent on the price of the gold and copper produced by the Company and the costs of production, since lower prices or higher costs can result in having insufficient sources of taxable income in the United States to utilize all available foreign tax credits. Such credits have limited carry back and carry forward periods and can only be used to reduce the United States income tax imposed on foreign earnings included in the annual United States consolidated income tax return. Accordingly, a valuation allowance has been established.

Alternative minimum tax credits are utilized to the extent the Company incurs U.S. regular income tax in excess of U.S. alternative minimum tax. These credits carry forward indefinitely. However, based upon long range income forecasts, the Company is not expected to incur regular tax in excess of alternative minimum tax in any given year. Accordingly, a valuation allowance has been established.

Other

Newmont intends to indefinitely reinvest earnings from certain foreign operations. Accordingly, non-U.S. income and withholding taxes for which deferred taxes might otherwise be required have not been provided on a cumulative amount of temporary differences. For this purpose, any difference between the tax basis in the stock of a consolidated subsidiary and the amount of the subsidiary’s net equity determined for financial reporting purposes related to investments in foreign subsidiaries is immaterial to the Company. The Company does not anticipate the need to repatriate funds from these particular foreign operations to satisfy liquidity needs arising in the ordinary course of business, including liquidity needs associated with any debt service requirements.

NOTE 9   EQUITY INCOME (LOSS) OF AFFILIATES

	Years Ended December 31,
	2014	2013	2012
Minera La Zanja S.R.L.	$7	$19	$18
Euronimba Ltd.	(11)	(25)	(69)
Novo Resources Corporation	-	1	-
	$(4)	$(5)	$(51)

Minera La Zanja S.R.L.

Newmont holds a 46.94% interest in Minera La Zanja, S.R.L. (“La Zanja”), a gold project near the city of Cajamarca, Peru. The remaining interest is held by Compañia de Minas Buenaventura, S.A.A. (“Buenaventura”). The mine commenced operations in September 2011 and is operated by Buenaventura.

Euronimba Ltd.

Newmont holds a 43.50% interest in Euronimba Ltd. (“Euronimba”), with the remaining interests held by BHP Billiton (43.50%) and Areva (13%). Euronimba owns 95% of the Nimba iron ore project located in the Republic of Guinea which is in the early stages of development.

Novo Resources Corporation

In September 2013, the Company purchased a 35.7% share of Novo Resources Corporation (“Novo”) for approximately $16. Subsequently, in December 2013, Novo issued additional shares for the exercise of warrants and stock options which reduced Newmont’s ownership to 32%.  In August of 2014, Novo issued additional shares for the exercise of warrants which further reduced Newmont’s ownership to 28.75%. Novo owns a majority of the Beaton’s Creek discovery with Millennium Minerals in the Pilbara region of Western Australia.

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions, except per share, per ounce and per pound amounts)

NOTE 10   DISCONTINUED OPERATIONS

Discontinued operations includes a retained royalty obligation from Holloway Mining Company. Holloway Mining Company, which owned the Holt-McDermott property, was sold to St. Andrew Goldfields Ltd. (“St. Andrew”) in 2006. The Company records adjustments based on short and long-term gold prices, discount rate assumptions and resource estimates published by St. Andrew.

For the years ended 2014, 2013 and 2012 the Company recorded a charge of $40, a benefit of $61 and a charge of $76, net of tax benefit of $18, expense of $28 and benefit of $4, respectively.

Net cash used in discontinued operations was $13, $18 and $16 for the years ended 2014, 2013 and 2012, respectively. Discontinued operations in 2014, 2013 and 2012 relate to payments on the Holt property royalty.

NOTE 11    NET INCOME (LOSS) ATTRIBUTABLE TO NONCONTROLLING INTERESTS

	Years Ended December 31,
	2014	2013	2012
Minera Yanacocha	$(16)	$68	$305
TMAC	(28)	(18)	-
Batu Hijau	(142)	(320)	(2)
Other	7	9	6
	$(179)	$(261)	$309

Newmont has a 51.35% ownership interest in Minera Yanacocha S.R.L. (“Yanacocha”), with the remaining interests held by Compañia de Minas Buenaventura, S.A.A. (43.65%) and the International Finance Corporation (5%).

Newmont has a 48.5% effective economic interest in PTNNT with remaining interests held by an affiliate of Sumitomo Corporation of Japan and various Indonesian entities. PTNNT operates the Batu Hijau copper and gold mine in Indonesia.

Newmont’s ownership interest in TMAC was reduced to 44.69% from 70.4% due to TMAC’s private placements to raise funds during 2014. The remaining interests are held by TMAC management and various outside investors.

Based on ASC guidance for variable interest entities, Newmont consolidates PTNNT and TMAC in its Consolidated Financial Statements.

The following summarizes the assets and liabilities, inclusive of deferred tax assets and deferred tax liabilities, of our consolidated VIEs (including noncontrolling interests).

	At December 31, 2014		At December 31, 2013
	Total Assets	Total Liabilities	Total Assets	Total Liabilities
TMAC	$38	$17	$33	$12
Batu Hijau	$3,150	$1,155	$3,476	$1,204

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

	Years Ended December 31,
	2014	2013	2012
Net income (loss) attributable to Newmont stockholders
Continuing operations	$548	$(2,595)	$1,878
Discontinued operations	(40)	61	(76)
	$508	$(2,534)	$1,802

Weighted average common shares (millions):
Basic	499	498	496
Effect of convertible Notes	-	-	3
Diluted	499	498	499

Income (loss) per common share
Basic:
Continuing operations	$1.10	$(5.21)	$3.79
Discontinued operations	(0.08)	0.12	(0.15)
	$1.02	$(5.09)	$3.64
Diluted:
Continuing operations	$1.10	$(5.21)	$3.76
Discontinued operations	(0.08)	0.12	(0.15)
	$1.02	$(5.09)	$3.61

Options to purchase approximately 3, 3, and 2 million shares of common stock for the years ended December 31, 2014, 2013 and 2012, respectively, were excluded from the computation of diluted weighted average common shares because their effect would have been anti-dilutive.

Additionally, other outstanding performance-based stock awards totaling approximately 2 million shares were not included in the computation of diluted weighted average common shares at December 31, 2013 because their effect would have been anti-dilutive.

In July 2007, Newmont issued $1,150 of Convertible Senior Notes due in 2014 and 2017, each with a principal amount of $575 that, if converted in the future, may have a dilutive effect on the Company’s weighted average number of common shares. The 2014 Notes were retired on July 15, 2014. The 2017 Notes are convertible, at the holder’s option, equivalent to a conversion price of $44.05

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions, except per share, per ounce and per pound amounts)

(13,053,348 shares of common stock) per share of common stock. Under the convertible note indenture, Newmont is required to settle the principal amount of the Convertible Senior Notes in cash and may elect to settle the remaining conversion obligation (Newmont average share price in excess of the conversion price), if any, in cash, shares or a combination thereof. The effect of contingently convertible instruments on diluted earnings per share is calculated under the net share settlement method in accordance with ASC guidance. The conversion price for the notes exceeded the Company’s share price for the years ended December 31, 2014 and 2013 therefore no additional shares were included in the computation of diluted weighted average common shares. The average price of the Company’s common stock for the year ended December 31, 2012 exceeded the conversion price for the notes issued in 2007 and therefore, 3 million additional shares were included in the computation of diluted weighted average common shares for the year ended December 31, 2012.

In connection with the 2007 Convertible Senior Notes offering, the Company entered into Call Spread Transactions which included the purchase of call options and the sale of warrants. As a result of the Call Spread Transactions, the conversion price of $44.05 was effectively increased to $57.46. Should the warrant transactions become dilutive to the Company’s earnings per share (Newmont’s average share price exceeds $57.46) the effect of the warrant transactions on diluted earnings per share will be calculated in accordance with the net share settlement method.

In February 2012, the holders of the Company’s 2012 Convertible Senior Notes exercised their election to convert the notes. The Company elected to pay the $172 conversion premium with cash, and as a result no common shares were issued.

NOTE 13    EMPLOYEE-RELATED BENEFITS

	At December 31,
	2014	2013
Current:
Accrued payroll and withholding taxes	$254	$285
Peruvian workers’ participation	31	32
Employee pension benefits	8	10
Other post-retirement plans	3	2
Accrued severance	2	1
Other employee-related payables	9	11
	$307	$341
Long-term:
Employee pension benefits	$216	$67
Other post-retirement benefit plans	146	115
Accrued severance	121	124
Other employee-related payables	9	17
	$492	$323

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

The Company sponsors retiree health care plans that provide prescription drug benefits to eligible retirees that our plans’ actuaries have determined are actuarially equivalent to Medicare Part D. In 2010, Congress passed certain measures of healthcare reform which changed the tax-free status of Medicare Part D subsidies and eliminated the impact on the post-retirement Accumulated Benefit Obligation.

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions, except per share, per ounce and per pound amounts)

The following tables provide a reconciliation of changes in the plans’ benefit obligations and assets’ fair values for 2014 and 2013:

	Pension Benefits		Other Benefits
	2014	2013	2014	2013
Change in Benefit Obligation:
Benefit obligation at beginning of year	$758	$944	$117	$132
Service cost	26	33	3	4
Interest cost	40	40	6	6
Actuarial (gain) loss	205	(109)	26	(22)
Amendments	-	(87)	-	-
Foreign currency exchange gain	(1)	(8)	-	-
Settlement payments	(9)	(19)	-	-
Benefits paid	(29)	(36)	(3)	(3)
Projected benefit obligation at end of year	$990	$758	N/A	N/A
Accumulated Benefit Obligation	$962	$661	$149	$117
Change in Fair Value of Assets:
Fair value of assets at beginning of year	$681	$638	$-	$-
Actual return on plan assets	70	44	-	-
Employer contributions	53	54	3	3
Settlement payments	(9)	(19)	-	-
Benefits paid	(29)	(36)	(3)	(3)
Fair value of assets at end of year	$766	$681	$-	$-
Unfunded status, net	$224	$77	$149	$117

The Company’s qualified pension plans are funded with cash contributions in compliance with Internal Revenue Service (“IRS”) rules and regulations. The Company’s non-qualified and other benefit plans are currently not funded, but exist as general corporate obligations. The information contained in the above tables presents the combined funded status of qualified and non-qualified plans. The Company reviews its retirement benefit programs on a regular basis and will consider market conditions and the funded status of its Qualified Plans in determining whether additional contributions are appropriate in calendar year 2015.

The following table provides the net pension and other benefits amounts recognized in the Consolidated Balance Sheets at December 31:

	Pension Benefits		Other Benefits
	2014	2013	2014	2013
Accrued employee benefit liability	$224	$77	$149	$117
Accumulated other comprehensive income (loss):
Net actuarial gain (loss)	(439)	(282)	(16)	10
Prior service credit (cost)	71	79	2	3
	(368)	(203)	(14)	13
Less: Income taxes	129	71	5	(5)
	$(239)	$(132)	$(9)	$8

The following table provides components of the net periodic pension and other benefits costs for the years ended December 31:

	Pension Benefit Costs			Other Benefit Costs
	2014	2013	2012	2014	2013	2012
Service cost	$26	$33	$30	$3	$4	$3
Interest cost	40	40	41	6	6	6
Expected return on plan assets	(51)	(50)	(44)	-	-	-
Amortization, net	13	6	33	(1)	(1)	(1)
	$28	$29	$60	$8	$9	$8

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions, except per share, per ounce and per pound amounts)

The following table provides the components recognized in Other comprehensive income (loss) for the years ended December 31:

	Pension Benefits			Other Benefits
	2014	2013	2012	2014	2013	2012
Net gain (loss)	$(178)	$210	$(96)	$(26)	$22	$(17)
Amortization, net	13	6	33	(1)	(1)	(1)
Total recognized in Other comprehensive income (loss)	$(165)	$216	$(63)	$(27)	$21	$(18)
Total recognized in net periodic benefit cost and Other comprehensive income (loss)	$(193)	$187	$(123)	$(35)	$12	$(26)

The expected recognition of amounts in Accumulated other comprehensive income is $35 and $(8) for net actuarial loss and prior service cost for pension benefits in 2015, respectively, and $nil and $1 for net actuarial gain and prior service credit for other benefits in 2015, respectively.

Significant assumptions were as follows:

	Pension Benefits		Other Benefits
	At December 31,		At December 31,
	2014	2013	2014	2013
Weighted-average assumptions used in measuring the Company’s benefit obligation:
Discount rate	4.32%	5.25%	4.32%	5.25%
Rate of compensation increase	5.00%	5.00%	5.00%	5.00%

During 2014, the Society of Actuaries released a new mortality table and mortality improvement projection scale, referred to as RP-2014 and MP-2014, which is believed to better reflect mortality improvements and is to be used in calculating defined benefit pension obligations and other benefits obligations. The Company used RP-2014/MP-2014 to measure our pension and other post retirement obligation as of December 31, 2014.   As a result of the change in mortality tables, the Company’s pension and other benefits obligations increased by $81 with a corresponding increase in other comprehensive income.

Yield curves matching our benefit obligations were derived using a model based on high quality corporate bond data from Bloomberg. The model develops a discount rate by selecting a portfolio of high quality corporate bonds whose projected cash flows match the projected benefit payments of the plan. The resulting curves were used to identify a discount rate for the Company of 4.32% and 5.25% at December 31, 2014 and 2013, respectively, based on the timing of future benefit payments.

	Pension Benefits			Other Benefits
	Years Ended December 31,			Years Ended December 31,
	2014	2013	2012	2014	2013	2012
Weighted-average assumptions used in measuring the net periodic pension benefit cost:
Discount long-term rate	4.32%	4.30%	5.35%	4.32%	4.30%	5.35%
Expected return on plan assets	7.75%	7.75%	7.75%	N/A	N/A	N/A
Rate of compensation increase	5.00%	5.00%	5.00%	5.00%	5.00%	5.00%

The expected long-term return on plan assets used for each period in the three years ended December 2014 was made based on an analysis of the asset returns over multiple time horizons for the Company’s actual plan and for other comparable U.S. corporations. At December 31, 2014, Newmont has estimated the expected long term return on plan assets to be 7.75% in calculating its benefit obligation, which will be used in determining future net periodic benefit cost. Determination of the long-term return on plan assets is a result of considering the most recent capital market forecasts and the plans’ current allocation as well as the actual return on plan assets as compared to the expected return on assets over the last 5 years. The average actual return on plan assets during the 26 years ended December 31, 2014 approximated 9%.

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions, except per share, per ounce and per pound amounts)

Newmont has two pension calculations for salaried U.S. employees. The first is a “Final Average Pay” pension calculation which pays a monthly amount to employees in retirement based in part on their highest five year eligible earnings and years of credited service. The second is the “Stable Value” calculation which provides a lump sum payment to employees upon retirement. The amount of the lump sum is the total of annual accruals based on the employee’s eligible earnings and years of service during that year. The benefits accrued under the Final Average Pay formula were frozen on June 30, 2014 for those eligible employees. Beginning July 1, 2014, all future accruals are based on the terms and features of the Stable Value Formula.

The pension plans employ several independent investment firms which invest the assets of the plans in certain approved funds that correspond to specific asset classes with associated target allocations. The goal of the pension fund investment program is to achieve prudent actuarial funding ratios while maintaining acceptable risk levels. The investment performance of the plans and that of the individual investment firms is measured against recognized market indices. The performance of the pension funds are monitored by an investment committee comprised of members of the Company’s management, which is advised by an independent investment consultant. With the exception of global capital market economic risks, the Company has identified no significant portfolio risks associated to asset classes. The following is a summary of the target asset allocations for 2014 and the actual asset allocation at December 31, 2014.

		Actual at
		December 31,
Asset Allocation	Target	2014
U.S. equity investments	21%	22%
International equity investments	22%	21%
Fixed income investments	49%	49%
Other	8%	8%

The following table sets forth the Company’s pension plan assets measured at fair value by level within the fair value hierarchy. Assets are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Fair Value at December 31, 2014
	Level 1	Level 2	Level 3	Total
Plan Assets:
Cash and cash equivalents	$2	$-	$-	$2
Commingled funds	-	764	-	764
	$2	$764	$-	$766

	Fair Value at December 31, 2013
	Level 1	Level 2	Level 3	Total
Plan Assets:
Cash and cash equivalents	$2	$-	$-	$2
Commingled funds	-	679	-	679
	$2	$679	$-	$681

The pension plans’ cash and cash equivalents are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices. The cash equivalent instruments that are valued based on quoted market prices in active markets are primarily money market securities and U.S. Treasury securities.

The pension plans’ commingled fund investments are classified within Level 2. The funds are managed by several fund managers and are valued at the net asset value per share for each fund. Although the majority of underlying assets in the funds consist of actively traded equity securities and bonds, the unit of account is considered to be at the fund level, and therefore, the investments are classified as Level 2. At December 31, 2014, the underlying assets of the commingled funds consist of U.S. equity investments (22%), international equity investments (21%), fixed income investments (49%), and other investments (8%).

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions, except per share, per ounce and per pound amounts)

The assumed health care trend rate used to measure the expected cost of benefits is 6.89% in 2015 and decreases gradually each year to 5.00% in 2020, which is used thereafter.

	One-percentage-point	One-percentage-point
	Increase	Decrease
Effect on total of service and interest cost components of net periodic post-retirement health care benefit cost	$2	$(2)
Effect on the health care component of the accumulated post-retirement benefit obligation	$27	$(21)

Cash Flows

Benefit payments expected to be paid to pension plans are as follows: $38 in 2015, $38 in 2016, $46 in 2017, $48 in 2018, $57 in 2019, and $346 in total over the five years from 2020 through 2024. Benefit payments made to other benefit plan participants are expected to be as follows: $5 in 2015, $5 in 2016, $5 in 2017, $6 in 2018, $6 in 2019, and $39 in total over the five years from 2020 through 2024.

Savings Plans

The Company has two qualified defined contribution savings plans in the U.S., one that covers salaried and non-union hourly employees and one that covers substantially all hourly union employees. In addition, the Company has one non-qualified supplemental savings plan for salaried employees whose benefits under the qualified plan are limited by federal regulations. When an employee meets eligibility requirements, the Company matches 100% of employee contributions of up to 6% of eligible earnings for the salaried and hourly union plans. The Company makes a contribution between 5.0% and 7.5%, based on continuous years of service, to each Western Nevada hourly employee’s retirement contribution account at its sole discretion. Matching contributions were made with Newmont stock up until August 2013; however, no holding restrictions are placed on such contributions, which totaled $14 in 2013 and $20 in 2012. Beginning in September 2013, matching contributions were made in cash.

NOTE 14    STOCK BASED COMPENSATION

The Company has stock incentive plans for executives and eligible employees. Stock incentive awards include restricted stock units, performance leveraged stock units, financial performance stock bonuses, and strategic stock units. The Company issues new shares of common stock to satisfy exercises and vesting under all of its stock incentive awards. Prior to 2012, the Company also granted options to purchase shares of stock with exercise prices not less than fair market value of the underlying stock at the date of grant. At December 31, 2014, 7,127,590 shares were available for future stock incentive plan awards.

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

	2014	2013	2012	2011	2010
Weighted-average risk-free interest rate	N/A	N/A	N/A	2.0%	2.5%
Dividend yield	N/A	N/A	N/A	1.4%	0.7%
Expected life in years	N/A	N/A	N/A	6	5
Volatility	N/A	N/A	N/A	37%	38%

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions, except per share, per ounce and per pound amounts)

The following table summarizes annual activity for all stock options for each of the three years ended December 31:

	2014		2013		2012
	Number of Shares	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price
Outstanding at beginning of year	3,187,763	$48.33	4,409,924	$48.69	5,481,341	$48.40
Granted	-	$-	-	$-	-	$-
Exercised	-	$-	(46,697)	$35.22	(591,859)	$41.22
Forfeited and expired	(600,693)	$51.60	(1,175,464)	$50.20	(479,558)	$54.57
Outstanding at end of year	2,587,070	$48.17	3,187,763	$48.33	4,409,924	$48.69
Options exercisable at year-end	2,587,070	$48.17	2,934,718	$47.47	3,191,850	$48.07
Weighted-average fair value per share of options granted during the year	N/A		N/A		N/A

The following table summarizes information about stock options outstanding and exercisable at December 31, 2014:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life (in years)	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$0 to $20	-	-	$-	-	$-
$20 to $30	300,000	3.8	$26.91	300,000	$26.91
$30 to $40	407,860	3.8	$39.71	407,860	$39.71
$40 to $50	570,953	2.6	$43.91	570,953	$43.91
$50 to $60	1,297,752	5.3	$57.47	1,297,752	$57.47
$60+	10,505	6.9	$66.48	10,505	$66.48
	2,587,070	4.3	$48.17	2,587,070	$48.17
At December 31, 2014, all stock options have vested. The total intrinsic value of options exercised in 2014, 2013 and 2012 was $0, $0 and $5, respectively. At December 31, 2014, outstanding and exercisable options had no aggregated intrinsic value.

The following stock options vested in each of the three years ended December 31:

	2014	2013	2012
Stock options vested	232,812	862,127	1,003,888
Weighted-average exercise price	$58.68	$46.86	$52.09

Other Stock Based Compensation

The Company grants restricted stock units to executives and eligible employees upon achievement of certain financial and operating results. Restricted stock units vest over periods of three years or more. Prior to vesting, holders of restricted stock units do not have the right to vote the underlying shares; however, executives accrue dividend equivalents on their restricted stock units, which are paid at the time the restricted stock units vest. The restricted stock units are subject to forfeiture risk and other restrictions. Upon vesting, the employee is entitled to receive one share of the Company’s common stock for each restricted stock unit. In 2014, 2013 and 2012, the Company granted 1,617,428, 958,060 and 1,062,819 restricted stock units, respectively, at a weighted-average fair market value of $24, $40 and $51, respectively, per underlying share of the Company’s common stock. At December 31, 2014, 1,445,232, 419,579 and 198,167 shares remain unvested for the 2014, 2013 and 2012 grants, respectively.

The Company grants performance leveraged stock units (“PSUs”) to eligible executives, based upon certain measures of shareholder return. In 2014, 2013, and 2012, the Company granted 503,244, 272,683, and 241,448 PSUs, respectively, at a weighted-average fair market value of $27, $46, and $77, respectively. The actual number of PSUs that vest are determined at the end of a three

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions, except per share, per ounce and per pound amounts)

year performance period. At December 31, 2014, 485,896, 258,202, and 210,549 PSUs remained unvested for the 2014, 2013, and 2012 grants.

Beginning in 2013, the Company grants strategic stock units (“SSUs”) to eligible executives, based upon certain measures of adjusted earnings before income tax, depreciation and amortization (“Adjusted EBITDA”), based on a targeted number of shares at the beginning of each performance period. At the end of the performance period, one third of the SSUs are issued without restriction in the form of common stock, and two-thirds of the bonus is paid in restricted stock units that vest in equal annual increments at the second and third anniversaries of the start of the performance period. In 2014 and 2013 the Company granted 161,509 and 50,997 common shares and 249,987 and 102,009 restricted stock units, respectively, included in the restricted stock unit grants above, at a fair market value of $24  and $41 per underlying share of the Company’s common stock, under the SSU stock bonus plan. At December 31, 2014, 224,562 and 23,135 SSUs remained unvested for the 2014 and 2013 grants.

The total intrinsic value of other stock based compensation awards that vested in 2014, 2013 and 2012 was $22, $34 and $37, respectively. At December 31, 2014, there was $51 of unrecognized compensation costs related to the unvested other stock based compensation awards. This cost is expected to be recognized over a weighted-average period of approximately two years.

The Company recognized stock based compensation as follows:

	Years Ended December 31,
	2014	2013	2012
Restricted stock units	$34	$31	$26
Stock options	2	7	13
Performance leveraged stock units	10	8	10
Strategic stock units	5	5	2
	$51	$51	$51

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

	Fair Value at December 31, 2014
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$1,493	$1,493	$-	$-
Certificate of deposit	25	25	-	-
Marketable equity securities:
Extractive industries	203	203	-	-
Other	17	17	-	-
Marketable debt securities:
Asset backed commercial paper	24	-	-	24
Auction rate securities	6	-	-	6
Trade receivable from provisional copper and gold concentrate sales, net	153	153	-	-
	$1,921	$1,891	$-	$30
Liabilities:
Derivative instruments, net:
Diesel forward contracts	36	-	36	-
Foreign exchange forward contracts	88	-	88	-
Boddington contingent consideration	10	-	-	10
Holt Property Royalty	179	-	-	179
	$313	$-	$124	$189

The fair values of the derivative instruments in the table above are presented on a net basis. The gross amounts related to the fair value of the derivatives instruments above are included in the Derivatives Instruments Note (see Note 16). All other Fair Value disclosures in the above table are presented on a gross basis.

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

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions, except per share, per ounce and per pound amounts)

The estimated value of the Boddington contingent royalty was determined using a Monte Carlo valuation model which simulates future gold and copper prices and costs applicable to sales. This contingent royalty is capped at $100. The liability as of December 31, 2014 remained unchanged at $10. See table below which sets forth a summary of the quantitative and qualitative information related to the significant unobservable inputs used in the calculation of the fair value.

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

The following table sets forth a summary of the quantitative and qualitative information related to the unobservable inputs used in the calculation of the Company’s Level 3 financial assets and liabilities for the year ended December 31, 2014:

Description	At December 31, 2014	Valuation technique	Unobservable input	Range/Weighted average
Auction Rate Securities	$6	Discounted cash flow	Weighted average recoverability rate	80%
Asset Backed Commercial Paper	24	Discounted cash flow	Recoverability rate	90%
Boddington Contingent Consideration	10	Monte Carlo	Discount rate	4%
			Long-term gold price	$1,300
			Long-term copper price	$3.00
Holt property royalty	179	Monte Carlo	Weighted average discount rate	4%
			Long-term gold price	$1,300
			Weighted average gold production scenarios (in 000's of ounces)	576 - 2,607

The following table sets forth a summary of changes in the fair value, on a recurring basis, of the Company’s Level 3 financial assets and liabilities for the year ended December 31, 2014:

	Auction Rate Securities	Asset Backed Commercial Paper	Total Assets	Boddington Contingent Royalty	Holt Property Royalty	Total Liabilities
December 31, 2013	$5	$25	$30	$10	$134	$144
Settlements	-	-	-	-	(13)	(13)
Revaluation	1	(1)	-	-	58	58
December 31, 2014	$6	$24	$30	$10	$179	$189

At December 31, 2014, the assets and liabilities classified within Level 3 of the fair value hierarchy represent 2% and 60% of the total assets and liabilities measured at fair value, on a recurring basis.

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

Foreign Currency Contracts

Newmont had the following foreign currency derivative contracts outstanding at December 31, 2014:

	Expected Maturity Date
	2015	2016	2017	2018	Total/Average
A$ Operating Fixed Forward Contracts:
A$ notional (millions)	270	158	105	6	539
Average rate ($/A$)	0.98	0.95	0.93	0.92	0.96
Expected hedge ratio	21%	12%	8%	4%
NZ$ Operating Fixed Forward Contracts:
NZ$ notional (millions)	56	12	-	-	68
Average rate ($/NZ$)	0.80	0.80	-	-	0.80
Expected hedge ratio	45%	14%	-	-

The A$ hedges only run through the middle of the first quarter of 2018.  In order to reduce derivative exposure to a lower Australian dollar, in October 2013 the Company began closing out certain foreign currency contracts. As of October 25, 2013 the Company settled approximately A$2,100 in notional contracts for a net gain of approximately $46. These gains are recorded in Accumulated other comprehensive income (loss) as the hedged transactions, A$ denominated operating costs, are still probable of occurring over the original time period. The amount deferred in OCI will be recognized in earnings until the first quarter of 2018 as the original hedge transactions occur. From time to time, and depending upon business considerations and market conditions, the Company may consider closing out additional Australian dollar hedging contracts, or conversely, may enter into new Australian dollar hedging contracts.

Diesel Fixed Forward Contracts

Newmont had the following diesel derivative contracts outstanding at December 31, 2014:

	Expected Maturity Date
	2015	2016	2017	Total/Average
Diesel Fixed Forward Contracts:
Diesel gallons (millions)	22	13	4	39
Average rate ($/gallon)	2.78	2.70	2.69	2.74
Expected Nevada hedge ratio	58%	33%	12%

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

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions, except per share, per ounce and per pound amounts)

Derivative Instrument Fair Values

Newmont had the following derivative instruments designated as hedges at December 31, 2014 and December 31, 2013:

	Fair Values of Derivative Instruments
	At December 31, 2014
	Other Current Assets	Other Long-Term Assets	Other Current Liabilities	Other Long-Term Liabilities
Foreign currency exchange contracts:
A$ operating fixed forwards	$-	$-	$45	$40
NZ$ operating fixed forwards	-	-	2	1
Diesel fixed forwards	1	-	25	12
Total derivative instruments (Notes 20 and 23)	$1	$-	$72	$53

	Fair Values of Derivative Instruments
	At December 31, 2013
	Other Current Assets	Other Long-Term Assets	Other Current Liabilities	Other Long-Term Liabilities
Foreign currency exchange contracts:
A$ operating fixed forwards	$-	$-	$36	$60
NZ$ operating fixed forwards	1	-	-	-
Diesel fixed forwards	3	1	-	-
Total derivative instruments (Notes 20 and 23)	$4	$1	$36	$60

The following table show the location and amount of gains (losses) reported in the Company’s Consolidated Financial Statements related to the Company’s cash flow hedges.

	Foreign Currency Exchange Contracts			Diesel Fixed Forward Contracts			Forward Starting Swap Contracts
For the years ended December 31,	2014	2013	2012	2014	2013	2012	2014	2013	2012
Cash flow hedging relationships:
Gain (loss) recognized in other comprehensive income	$(19)	$(266)	$192	$(40)	$3	$7	$-	$-	$36
Gain (loss) reclassified from Accumulated other comprehensive income into income (effective portion) (1)	$30	$85	$166	$(4)	$2	$7	$(18)	$(19)	$(10)
Gain (loss) reclassified from Accumulated other comprehensive income into income (ineffective portion) (2)	$-	$-	$-	$(4)	$-	$-	$-	$-	$2

(1)	The gain (loss) recognized for the effective portion of cash flow hedges is included in Cost Applicable to sales, Write-downs and Interest expense, net.
(2)	The ineffective portion recognized for cash flow hedges is included in Other Income, net.

The amount to be reclassified from Accumulated other comprehensive income (loss), net of tax to income during the next 12 months is a loss of approximately $44.

Provisional Copper and Gold Sales

The Company’s provisional copper and gold sales contain an embedded derivative that is required to be separated from the host contract for accounting purposes. The host contract is the receivable from the sale of the gold and copper concentrates at the prevailing indices’ prices at the time of sale. The embedded derivative, which does not qualify for hedge accounting, is the difference between the indices’ prices at the time of the sale and the current market price. This embedded derivative is marked to market through earnings each period prior to final settlement.

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions, except per share, per ounce and per pound amounts)

The Company recorded an average copper price of $3.04 per pound before mark-to-market adjustments and treatment and refining charges. During 2014, changes in copper prices resulted in a provisional pricing mark-to-market loss of $28 ($0.11 per pound). At December 31, 2014, Newmont had copper sales of 120 million pounds priced at an average of $2.86 per pound, subject to final pricing over the next several months.

The Company recorded an average gold price of $1,263 per ounce before mark-to-market adjustments and treatment and refining charges. During 2014, changes in gold prices resulted in a provisional pricing mark-to-market loss of $1 (nil per ounce). At December 31, 2014, Newmont had gold sales of 119,000 ounces priced at an average of $1,199 per ounce, subject to final pricing over the next several months.

NOTE 17    INVESTMENTS

	At December 31, 2014
	Cost/Equity	Unrealized		Fair/Equity
	Basis	Gain	Loss	Basis
Current:
Marketable Equity Securities:
Gabriel Resources Ltd.	$34	$-	$(17)	$17
Other	30	3	(2)	31
	64	3	(19)	48
Certificate of Deposit	25	-	-	25
	$89	$3	$(19)	$73
Long-term:
Marketable Debt Securities:
Asset backed commercial paper	$22	$2	$-	$24
Auction rate securities	8	-	(2)	6
	30	2	(2)	30
Marketable Equity Securities:
Regis Resources Ltd.	153	-	-	153
Other	17	2	-	19
	170	2	-	172

Other investments, at cost	14	-	-	14
Investment in Affiliates:
Euronimba Ltd.	2	-	-	2
Minera La Zanja S.R.L.	101	-	-	101
Novo Resources Corp.	15	-	-	15
	$332	$4	$(2)	$334

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

In 2014, the Company recognized impairments for other-than-temporary declines in value of $17 for marketable equity securities, including $12 related to its holdings of Regis Resources Limited. In 2013 the Company recognized impairments for other-than-temporary declines in value of $105 for marketable equity securities, including $39 related to its holdings of Paladin Energy, Ltd and $36 related to its holdings of Gabriel Resources Ltd.

In September 2013, the Company purchased a 35.7% share of Novo for approximately $16. Subsequently, in December 2013, Novo issued additional shares for the exercise of warrants and stock options which reduced Newmont’s ownership to 32%. In August of 2014, Novo issued additional shares for the exercise of warrants which further reduced Newmont’s ownership to 28.75%. Novo owns a majority of the Beaton’s Creek discovery with Millennium Minerals in the Pilbara region of Western Australia. The Company accounts for this ownership interest as an equity method investment.

In March 2014, the Company sold its investment in Paladin Energy Ltd. for $25, resulting in a pre-tax gain of $4 recorded in Other income, net.

In July 2013, the Company sold its investment in Canadian Oil Sands Limited for $587, resulting in a pretax gain of $280 recorded in Other income, net.

The following tables present the gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by length of time that the individual securities have been in a continuous unrealized loss position:

	Less than 12 Months		12 Months or Greater		Total
At December 31, 2014	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Marketable equity securities	$33	$19	$-	$-	$33	$19
Auction rate securities	-	-	6	2	6	2
	$33	$19	$6	$2	$39	$21

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions, except per share, per ounce and per pound amounts)

	Less than 12 Months		12 Months or Greater		Total
At December 31, 2013	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Marketable equity securities	$54	$4	$-	$-	$54	$4
Auction rate securities	-	-	5	3	5	3
	$54	$4	$5	$3	$59	$7

While the fair value of the Company’s investments in marketable equity securities and auction rate securities are below their respective cost, the Company views these declines as temporary. The Company has the ability and intends to hold its auction rate securities until maturity or such time that the market recovers

NOTE 18    INVENTORIES

	At December 31,
	2014	2013
In-process	$127	$97
Concentrate and Copper Cathode	110	108
Precious metals	12	26
Materials, supplies and other	451	486
	$700	$717

In 2014, the Company recorded write-downs of $1 and $1, classified as components of Costs applicable to sales and Depreciation and amortization, respectively, to reduce the carrying value of Yanacocha’s inventories to net realizable value.

In 2013, the Company recorded write-downs of $14 and $3, classified as components of Costs applicable to sales and Depreciation and amortization, respectively. Of the write-downs in 2013, $2 is related to Carlin, $1 to Twin Creeks, $6 to Boddington, $1 to Tanami and $7 to Batu Hijau.

In 2012, the Company recorded write-downs of $5, classified as a component of Costs applicable to sales. Of the write-downs in 2012, $1 is related to Carlin, $2 to Yanacocha and $2 to Tanami.

NOTE 19    STOCKPILES AND ORE ON LEACH PADS

	At December 31,
	2014	2013
Current:
Stockpiles	$445	$580
Ore on leach pads	221	225
	$666	$805
Long-term:
Stockpiles	$2,599	$2,434
Ore on leach pads	221	246
	$2,820	$2,680

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions, except per share, per ounce and per pound amounts)

	At December 31,
	2014	2013
Stockpiles and ore on leach pads:
Carlin	$399	$439
Phoenix	103	109
Twin Creeks	285	327
La Herradura	-	57
Yanacocha	459	504
Boddington	390	304
Tanami	14	12
Jundee	-	7
Waihi	2	2
Kalgoorlie	116	107
Batu Hijau	1,242	1,290
Ahafo	376	292
Akyem	100	35
	$3,486	$3,485

In 2014, the Company recorded write-downs of $491 and $148, classified as components of Costs applicable to sales and Depreciation and amortization, respectively, to reduce the carrying value of stockpiles and ore on leach pads to net realizable value.  Adjustments to net realizable value are a result of current and prior stripping costs and the historical and estimated future processing costs in relation to the Company’s long-term price assumptions.  Of the write-downs in 2014, $162 are related to Carlin, $16 to Phoenix, $19 to Twin Creeks, $127 to Yanacocha, $83 to Boddington and $232 to Batu Hijau.  The write-downs recorded at Batu Hijau were impacted by the signing of the MoU with the Government of Indonesia due to the increase in royalties and export duties, which increases the estimated future costs.

In 2013, the Company recorded write-downs of $958 and $239, classified as components of Costs applicable to sales and Depreciation and amortization, respectively, of which, $85 is related to Carlin, $32 to La Herradura, $174 to Yanacocha, $223 to Boddington, $2 to Tanami, $4 to Waihi, $48 to Kalgoorlie and $629 to Batu Hijau.

In 2012, the Company recorded write-downs of $27 and $1, classified as components of Costs applicable to sales and Depreciation and amortization, respectively, of which $6 is related to Yanacocha, $6 to Tanami and $16 to Waihi.

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions, except per share, per ounce and per pound amounts)

NOTE 20    OTHER ASSETS

	At December 31,
	2014	2013
Other current assets:
Refinery metal inventory and receivable	$606	$679
Other refinery metal receivables	124	130
Prepaid assets	147	157
Derivative instruments	1	4
Other	3	36
	$881	$1,006

Other long-term assets:
Income tax receivable	$215	$219
Restricted cash	127	95
Prepaid Royalties	125	103
Intangible assets	109	98
Goodwill	105	132
Taxes other than income and mining	59	10
Debt issuance costs	58	62
Prepaid maintenance costs	30	31
Derivative instruments	-	1
Other	55	93
	$883	$844

NOTE 21    PROPERTY, PLANT AND MINE DEVELOPMENT

				At December 31, 2014			At December 31, 2013
	Depreciable Life (in years)			Cost	Accumulated Depreciation	Net Book Value	Cost	Accumulated Depreciation	Net Book Value
Land		-		$222	$-	$222	$227	$-	$227
Facilities and equipment	1	-	27	16,022	(9,076)	6,946	15,945	(8,671)	7,274
Mine development	1	-	27	4,502	(2,374)	2,128	4,792	(2,561)	2,231
Mineral interests	1	-	27	1,989	(556)	1,433	2,163	(731)	1,432
Asset retirement cost	1	-	27	1,043	(529)	514	1,043	(465)	578
Construction-in-progress		-		2,407	-	2,407	2,535	-	2,535
				$26,185	$(12,535)	$13,650	$26,705	$(12,428)	$14,277
Leased assets included above in facilities and equipment	1	-	12	$8	$(1)	$7	$9	$(1)	$8

				At December 31, 2014			At December 31, 2013
Mineral Interests	Amortization Period (in years)			Gross Carrying Value	Accumulated Amortization	Net Book Value	Gross Carrying Value	Accumulated Amortization	Net Book Value
Production stage	1	-	26	$733	$(556)	$177	$935	$(731)	$204
Development stage		-		190	-	190	162	-	162
Exploration stage		-		1,066	-	1,066	1,066	-	1,066
				$1,989	$(556)	$1,433	$2,163	$(731)	$1,432

Construction-in-progress at December 31, 2014 of $2,407 included $1,327 at South America primarily related to engineering and construction at Conga and infrastructure at Yanacocha, $441 at Africa related to the Subika underground project and Ahafo Mill expansion and other infrastructure at Akyem and Ahafo, $277 at North America related to construction of the Turf Vent Shaft and

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions, except per share, per ounce and per pound amounts)

other infrastructure at Nevada, $194 related to construction at Suriname, $128 at Australia/New Zealand related to infrastructure at Kalgoorlie, Boddington, Tanami, and Waihi, and $18 at Indonesia related to infrastructure at Batu Hijau.

Construction-in-progress at December 31, 2013 of $2,535 included $1,500 at South America primarily related to engineering and construction at Conga and infrastructure at Yanacocha, $389 at Africa related to infrastructure at Akyem and Ahafo, $339 at North America related to infrastructure at Nevada and Mexico, $114 at Australia/New Zealand related to infrastructure at Boddington, Tanami, and Kalgoorlie, and $30 at Indonesia related to infrastructure at Batu Hijau.

Write-down of property, plant and mine development totaled $26, $4,352 and $52 for 2014, 2013 and 2012, respectively. The 2014 write-downs were primarily related to non-essential equipment in Carlin, Phoenix, Corporate and Other and Other South America, specifically for certain assets at Conga that have been sold.  The 2013 write-downs were primarily related to assets at Boddington and Long Canyon resulting from a decrease in the Company’s long-term gold and copper price assumptions combined with rising operating costs. The 2012 write-downs were primarily due to an impairment of the FALC JV diamond project as well as write-downs of non-essential surface equipment at Conga.

NOTE 22    DEBT

	At December 31, 2014		At December 31, 2013
	Current	Non-Current	Current	Non-Current
2014 Convertible Senior Notes, net of discount	$-	$-	$561	$-
2017 Convertible Senior Notes, net of discount	-	513	-	492
2019 Term Loan	-	475	-	-
2019 Senior Notes, net of discount	-	898	-	897
2022 Senior Notes, net of discount	-	1,492	-	1,490
2035 Senior Notes, net of discount	-	598	-	598
2039 Senior Notes, net of discount	-	1,088	-	1,087
2042 Senior Notes, net of discount	-	993	-	992
Ahafo Project Finance Facility	10	15	10	25
PTNNT Revolving Credit Facility	155	400	-	555
Other	1	8	24	9
	$166	$6,480	$595	$6,145

Scheduled minimum debt repayments are $165 in 2015, $222 in 2016, $799 in 2017, $43 in 2018, $1,303 in 2019 and $4,200 thereafter. Scheduled minimum capital lease repayments are $1 in each year from 2015 to 2019 and $4 thereafter.

Corporate Revolving Credit Facility

Effective May 20, 2011, the Company entered into a new uncollateralized $2,500 corporate revolving credit facility with a syndicate of commercial banks. This new facility replaced an existing revolving credit facility which was cancelled upon the effectiveness of the new facility. The new facility provides for borrowings in U.S. dollars and contains a letter of credit sub-facility. Facility fees vary based on the credit ratings of the Company’s senior, uncollateralized, long-term debt.  Borrowings under the facility bear interest at a market based rate plus a margin determined by the Company’s credit rating. At December 31, 2014, the Company had no borrowings outstanding under the facility. There was $141 and $173 outstanding in letters of credit at December 31, 2014 and 2013, respectively.

In May 2012, the facility was amended to increase the capacity to $3,000 and extend the original maturity from 2016 to May 2017. In March 2014, the facility was further amended to extend the maturity to March 2019.

In September 2013, the Company entered into a Letter of Credit Facility Agreement (“LC Agreement”) with BNP Paribas, New York Branch. The LC Agreement established a $175 letter of credit facility for a three year period to support reclamation obligations. Under the LC Agreement, the Company transferred $153 of letters of credit from the corporate revolving credit facility to the LC Agreement. At December 31, 2014, the LC Agreement had a balance of $172.

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions, except per share, per ounce and per pound amounts)

Convertible Senior Notes

2014 Convertible Senior Notes

In July 2014, the Company’s 2014 convertible senior notes matured, resulting in a principal payment of $575.

2017 Convertible Senior Notes

In July 2007, the Company issued $575 uncollateralized convertible senior notes, maturing on July 15, 2017, for net proceeds of $563. The 2017 notes pay interest semi-annually at a rate of 1.63% per annum. The effective interest rate is 6.25%. The notes are convertible, at the holder’s option, at a conversion price of $44.05 per share of common stock. Upon conversion, the principal amount and all accrued interest will be repaid in cash and any conversion premium will be settled in shares of our common stock or, at our election, cash or any combination of cash and shares of our common stock. In connection with the convertible senior notes offering, the Company entered into Call Spread Transactions. The Call Spread Transactions included the purchase of call options and the sale of warrants. As a result of the Call Spread Transactions, the conversion price of $44.05 was effectively increased to $57.46. The Company is not entitled to redeem the notes prior to their stated maturity dates. Using prevailing interest rates on similar instruments, the estimated fair value of the 2017 senior notes was $527 and $503 at December 31, 2014 and 2013, respectively. The foregoing fair value estimate was prepared with the assistance of an independent third party and may or may not reflect the actual trading value of this debt.

The Company’s Consolidated Balance Sheets report the following related to the convertible senior notes:

	At December 31, 2014		At December 31, 2013
	Convertible Senior Notes Due		Convertible Senior Notes Due
	2014	2017	2014	2017
Additional paid-in capital	$-	$123	$97	$123
Principal amount	$-	$575	$575	$575
Unamortized debt discount	-	(62)	(14)	(83)
Net carrying amount	$-	$513	$561	$492

For the years ended December 31, 2014, 2013, and 2012, the Company recorded $13, $17, and $18 of interest expense for the contractual interest coupon and $36, $46, and $46 of amortization of the debt discount, respectively, related to the convertible senior notes. At December 31, 2014 the conversion price exceeded the Company’s stock price and other limited circumstances required for conversion were not met, as a result the bondholders did not have the option to convert the senior notes.

2019 Term Loan

In July 2014, the Company borrowed $575 under a new uncollateralized term loan facility entered into with a syndicate of banks.  During 2014, the interest rate on the term loan ranged from 1.56% to 1.63%.  The interest rate is based on factors including the Company’s credit rating and the LIBOR tenor selected for the borrowing. Fees and other debt issuance costs related to the facility were capitalized and will be amortized over the term of the debt. In November of 2014, the Company paid $100 on the balance of the term loan. No premiums were paid as a result of this payment.  The par value of the term loan is currently $475.  The term loan matures in 2019 and the next payment on the term loan is due in 2017.

2019 and 2039 Senior Notes

In September 2009, the Company completed a two part public offering of $900 and $1,100 uncollateralized senior notes maturing on October 1, 2019 and October 1, 2039, respectively. Net proceeds from the 2019 and 2039 notes were $895 and $1,080, respectively. The 2019 notes pay interest semi-annually at a rate of 5.13% per annum and the 2039 notes pay semi-annual interest of 6.25% per annum. Using prevailing interest rates on similar instruments, the estimated fair value of the 2019 and 2039 senior notes was $971 and $1,105, respectively, at December 31, 2014 and $951 and $999, respectively, at December 31, 2013. The foregoing fair value estimates were prepared with the assistance of an independent third party and may or may not reflect the actual trading value of this debt.

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions, except per share, per ounce and per pound amounts)

2035 Senior Notes

In March 2005, Newmont issued uncollateralized senior notes with a principal amount of $600 due April 2035 bearing an annual interest rate of 5.88%. Interest on the notes is paid semi-annually in April and October. Using prevailing interest rates on similar instruments, the estimated fair value of these senior notes was $599 and $516 at December 31, 2014 and 2013, respectively. The foregoing fair value estimate was prepared with the assistance of an independent third party and may or may not reflect the actual trading value of this debt.

2022 and 2042 Senior Notes

In March 2012, the Company completed a two part public offering of $1,500 and $1,000 uncollateralized Senior Notes maturing on March 15, 2022 and March 15, 2042, respectively. Net proceeds from the 2022 and 2042 Senior Notes were $1,479 and $983, respectively. The 2022 Senior Notes pay interest semi-annually at a rate of 3.50% per annum and the 2042 Senior Notes pay semi-annual interest of 4.88% per annum. Using prevailing interest rates on similar instruments, the estimated fair value of the 2022 and 2042 senior notes was $1,412 and $877, respectively, at December 31, 2014 and $1,297 and $758, respectively, at December 31, 2013. The foregoing fair value estimates were prepared with the assistance of an independent third party and may or may not reflect the actual trading value of this debt.

Subsidiary Financings

Ahafo Project Finance Facility

Newmont Ghana Gold Limited (“NGGL”) has an $85 project financing agreement with the IFC ($75) and a commercial lender ($10). Amounts borrowed are guaranteed by Newmont. Semi-annual payments through April 2017 are required. Borrowings bear interest of LIBOR plus 3.50%. There was $25 in borrowings outstanding under the project financing agreement at December 31, 2014.

PTNNT Revolving Credit Facility

Effective May 27, 2011, PTNNT entered into a $600 reducing revolving credit facility with a syndicate of banks. This reducing revolving facility provides for borrowings in U.S. dollars. The facility matures in March 2017. The facility is non-recourse to Newmont and certain assets of PTNNT are pledged as collateral. Borrowings under the facility bear interest at a rate per annum equal to LIBOR plus a margin of 4.00%. Commitment fees currently accrue on the daily average unused amount of the commitment of each lender at an annual rate of 2.00%. A one-time arrangement fee and other debt issuance costs of $22 related to the facility were capitalized and will be amortized over the term of the debt. At December 31, 2014, the balance of the other debt issuance costs, net of amortization was $9.  There was $555 in borrowings outstanding under the facility at December 31, 2014.

Debt Covenants

The Company’s senior notes and revolving credit facilities contain various covenants and default provisions including payment defaults, limitation on liens, leases, sales and leaseback agreements and merger restrictions.

The corporate revolving credit facility contains a financial ratio covenant requiring the Company to maintain a net debt (total debt net of cash and cash equivalents) to total capitalization ratio of less than or equal to 62.50% in addition to the covenants noted above. Furthermore, the corporate revolving credit facility contains covenants limiting the sale of all or substantially all of the Company’s assets, certain change of control provisions and a negative pledge on certain assets.

The Ahafo project facility contains a financial ratio covenant requiring the Company to maintain a net debt (total debt net of cash and cash equivalents) to EBITDA (earnings before interest expense, income and mining taxes, depreciation and amortization) ratio of less than or equal to 4.0 and a net debt to total capitalization ratio of less than or equal to 62.50%.

The PTNNT revolving credit facility requires PTNNT to maintain certain financial ratios and to comply with certain terms and conditions with regards to its mine plan, Contract of Work, export permit and duty, dividends, financing activities, leasing, investments and other matters.

At December 31, 2014 and 2013, the Company and its related entities were in compliance with all debt covenants and provisions related to potential defaults.

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions, except per share, per ounce and per pound amounts)

NOTE 23    OTHER LIABILITIES

	At December 31,
	2014	2013
Other current liabilities:
Refinery metal payable and liabilities	$606	$679
Deferred income tax	132	74
Accrued operating costs	99	157
Reclamation and remediation liabilities	83	98
Derivative instruments	72	36
Interest	71	74
Royalties	67	58
Accrued capital expenditures	59	72
Taxes other than income and mining	21	6
Holt property royalty	12	15
Other	23	44
	$1,245	$1,313

Other long-term liabilities:
Holt property royalty	$167	$119
Income and mining taxes	79	70
Derivative instruments	53	60
Power supply agreements	35	39
Social development obligations	29	23
Boddington contingent consideration	10	10
Other	22	21
	$395	$342

NOTE 24    RECLASSIFICATIONS OUT OF ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

	Unrealized (loss) on marketable securities, net	Foreign currency translation adjustments	Pension and other post-retirement benefit adjustments	Changes in fair value of cash flow hedge instruments	Total

December 31, 2012	$542	$177	$(276)	$47	$490
Change in other comprehensive income (loss) before reclassifications	(436)	(32)	149	(167)	(486)
Reclassifications from accumulated other comprehensive income (loss)	(141)	-	3	(48)	(186)
Net current-period other comprehensive income (loss)	(577)	(32)	152	(215)	(672)
December 31, 2013	$(35)	$145	$(124)	$(168)	$(182)
Change in other comprehensive income (loss) before reclassifications	(119)	(18)	(133)	(41)	(311)
Reclassifications from accumulated other comprehensive income (loss)	12	-	8	(5)	15
Net current-period other comprehensive income (loss)	(107)	(18)	(125)	(46)	(296)
December 31, 2014	$(142)	$127	$(249)	$(214)	$(478)

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions, except per share, per ounce and per pound amounts)

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)		Affected Line Item in the Condensed Consolidated Statement of Operations
	Years Ended December 31,
	2014	2013
Marketable securities adjustments:
Sale of marketable securities	$(5)	$(280)	Other income, net
Impairment of marketable securities	17	105	Other income, net
Total before tax	12	(175)
Tax benefit (expense)	-	34
Net of tax	$12	$(141)
Pension liability adjustments:
Amortization, net	$12	$5	(1)
Total before tax	12	5
Tax benefit (expense)	(4)	(2)
Net of tax	$8	$3
Hedge instruments adjustments:
Operating cash flow hedges (effective portion)	$(28)	$(106)	Costs applicable to sales
Operating cash flow hedges (ineffective portion)	4	-	Other income, net
Capital cash flow hedges	1	1	Depreciation and amortization
Capital cash flow hedges	-	18	Write-downs
Forward starting swap hedges	18	19	Interest expense, net
Total before tax	(5)	(68)
Tax benefit (expense)	-	20
Net of tax	$(5)	$(48)
Total reclassifications for the period, net of tax	$15	$(186)

 (1)This accumulated other comprehensive income (loss) component is included in General and administrative and costs that benefit the inventory/production process, as appropriate. Refer to Note 2 for information on costs that benefit the inventory/production process.

NOTE 25    NET CHANGE IN OPERATING ASSETS AND LIABILITIES

Net cash provided from operations attributable to the net change in operating assets and liabilities is composed of the following:

	Years Ended December 31,
	2014	2013	2012
Decrease (increase) in operating assets:
Trade and accounts receivable	$86	$245	$19
Inventories, stockpiles and ore on leach pads	(525)	(755)	(729)
EGR refinery and other assets	41	475	(346)
Other assets	(2)	(37)	(80)
Increase (decrease) in operating liabilities:
Accounts payable and other accrued liabilities	(187)	(480)	(210)
EGR refinery and other liabilities	(41)	(475)	346
Reclamation liabilities	(70)	(59)	(73)
	$(698)	$(1,086)	$(1,073)

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions, except per share, per ounce and per pound amounts)

NOTE 26    SUPPLEMENTAL CASH FLOW INFORMATION

	Years Ended December 31,
	2014	2013	2012
Income and mining taxes, net of refunds	$187	$361	$1,261
Pension plan and other benefit contributions	$56	$57	$50
Interest, net of amounts capitalized	$291	$247	$177

Non-cash Investing Activities and Financing Activities

During 2014, Newmont sold La Herradura which resulted in a non-cash settlement of $27. Also during 2014, Newmont received warrants as a portion of the proceeds from the sale of Midas which resulted in a non-cash increase to Investments of $6 and Newmont received mineral interests as a portion of the proceeds from the sale of McCoy Cove valued at $2. During 2012, Newmont sold non-core assets in exchange for 23 million shares of Regis Resources which resulted in non-cash increases to Investments of $129.

NOTE 27    OPERATING LEASE COMMITMENTS

The Company leases certain assets, such as equipment and facilities, under operating leases expiring at various dates through 2025. Future minimum annual lease payments are $10 in 2015, $11 in 2016, $8 in 2017, $6 in 2018, $6 in 2019 and $7 thereafter, totaling $48. Rent expense for 2014, 2013 and 2012 was $53, $52 and $72, respectively.

NOTE 28    CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

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

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions, except per share, per ounce and per pound amounts)

	For the Year Ended December 31, 2014
					Newmont
	Newmont				Mining
	Mining	Newmont	Other		Corporation
Condensed Consolidating Statement of Operation	Corporation	USA	Subsidiaries	Eliminations	Consolidated

Sales	$-	$1,970	$5,322	$-	$7,292
Costs and expenses
Costs applicable to sales (1)	-	1,216	3,241	-	4,457
Depreciation and amortization	4	268	957	-	1,229
Reclamation and remediation	-	14	140	-	154
Exploration	-	24	140	-	164
Advanced projects, research and development	-	34	127	-	161
General and administrative	-	93	93	-	186
Write-downs	-	3	23	-	26
Other expense, net	-	47	158	-	205
	4	1,699	4,879	-	6,582
Other income (expense)
Other income, net	(28)	113	72	-	157
Interest income - intercompany	130	-	12	(142)	-
Interest expense - intercompany	(11)	-	(131)	142	-
Interest expense, net	(317)	(6)	(38)	-	(361)
	(226)	107	(85)	-	(204)
Income (loss) before income and mining tax and other items	(230)	378	358	-	506
Income and mining tax benefit (expense)	80	(94)	(119)	-	(133)
Equity income (loss) of affiliates	658	(104)	(15)	(543)	(4)
Income (loss) from continuing operations	508	180	224	(543)	369
Income (loss) from discontinued operations	-	-	(40)	-	(40)
Net income (loss)	508	180	184	(543)	329
Net loss (income) attributable to noncontrolling interests	-	-	209	(30)	179
Net income (loss) attributable to Newmont stockholders	$508	$180	$393	$(573)	$508
Comprehensive income (loss)	212	38	64	(286)	28
Comprehensive loss (income) attributable to noncontrolling interests	-	-	214	(30)	184
Comprehensive income (loss) attributable to Newmont stockholders	$212	$38	$278	$(316)	$212

(1)	Excludes Depreciation and amortization and Reclamation and remediation.

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions, except per share, per ounce and per pound amounts)

	For the Year Ended December 31, 2013
					Newmont
	Newmont				Mining
	Mining	Newmont	Other		Corporation
Condensed Consolidating Statement of Operation	Corporation	USA	Subsidiaries	Eliminations	Consolidated

Sales	$-	$2,356	$6,058	$-	$8,414
Costs and expenses
Costs applicable to sales (1)	-	1,151	4,148	-	5,299
Depreciation and amortization	-	223	1,139	-	1,362
Reclamation and remediation	-	9	72	-	81
Exploration	-	46	201	-	247
Advanced projects, research and development	-	45	177	-	222
General and administrative	-	101	102	-	203
Write-downs	-	-	4,352	-	4,352
Other expense, net	-	69	231	-	300
	-	1,644	10,422	-	12,066
Other income (expense)
Other income, net	(4)	15	338	-	349
Interest income - intercompany	144	23	21	(188)	-
Interest expense - intercompany	(9)	-	(179)	188	-
Interest expense, net	(291)	(10)	(2)	-	(303)
	(160)	28	178	-	46
Income (loss) before income and mining tax and other items	(160)	740	(4,186)	-	(3,606)
Income and mining tax benefit (expense)	56	(224)	923	-	755
Equity income (loss) of affiliates	(2,430)	(252)	(334)	3,011	(5)
Income (loss) from continuing operations	(2,534)	264	(3,597)	3,011	(2,856)
Income (loss) from discontinued operations	-	-	61	-	61
Net income (loss)	(2,534)	264	(3,536)	3,011	(2,795)
Net loss (income) attributable to noncontrolling interests	-	-	478	(217)	261
Net income (loss) attributable to Newmont stockholders	$(2,534)	$264	$(3,058)	$2,794	$(2,534)
Comprehensive income (loss)	(3,206)	409	(4,363)	3,694	(3,466)
Comprehensive loss (income) attributable to noncontrolling interests	-	-	477	(217)	260
Comprehensive income (loss) attributable to Newmont stockholders	$(3,206)	$409	$(3,886)	$3,477	$(3,206)

(1)	Excludes Depreciation and amortization and Reclamation and remediation.

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions, except per share, per ounce and per pound amounts)

	Year Ended December 31, 2012
					Newmont
	Newmont				Mining
Condensed Consolidating Statement of Operations and	Mining	Newmont	Other		Corporation
Comprehensive Income (Loss)	Corporation	USA	Subsidiaries	Eliminations	Consolidated
Sales	$-	$2,726	$7,238	$-	$9,964
Costs and expenses
Costs applicable to sales (1)	-	1,094	3,240	-	4,334
Depreciation and amortization	-	196	836	-	1,032
Reclamation and remediation	-	9	87	-	96
Exploration	-	86	270	-	356
Advanced projects, research and development	-	48	300	-	348
General and administrative	-	122	90	-	212
Write-downs	-	-	52	-	52
Other expense, net	-	48	401	-	449
	-	1,603	5,276	-	6,879
Other income (expense)
Other income, net	2	25	251	-	278
Interest income - intercompany	174	29	21	(224)	-
Interest expense - intercompany	(15)	-	(209)	224	-
Interest expense, net	(245)	(6)	2	-	(249)
	(84)	48	65	-	29
Income (loss) before income and mining tax and other items	(84)	1,171	2,027	-	3,114
Income and mining tax benefit (expense)	29	(316)	(589)	-	(876)
Equity Income (loss) of affiliates	1,857	432	229	(2,569)	(51)
Income (loss) from continuing operations	1,802	1,287	1,667	(2,569)	2,187
Income (loss) from discontinued operations	-	-	(76)	-	(76)
Net income (loss)	1,802	1,287	1,591	(2,569)	2,111
Net loss (income) attributable to noncontrolling interests	-	-	(443)	134	(309)
Net income (loss) attributable to Newmont stockholders	$1,802	$1,287	$1,148	$(2,435)	$1,802
Comprehensive income (loss)	$1,640	$1,210	$1,421	$(2,321)	$1,950
Comprehensive loss (income) attributable to noncontrolling interests	-	-	(444)	134	(310)
Comprehensive income (loss) attributable to Newmont stockholders	$1,640	$1,210	$977	$(2,187)	$1,640

(1)	Excludes Depreciation and amortization and Reclamation and remediation.

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions, except per share, per ounce and per pound amounts)

	Year Ended December 31, 2014
					Newmont
	Newmont				Mining
	Mining	Newmont	Other		Corporation
Condensed Consolidating Statement of Cash Flows	Corporation	USA	Subsidiaries	Eliminations	Consolidated
Operating activities:
Net income (loss)	$508	$180	$184	$(543)	$329
Adjustments	(626)	240	1,663	543	1,820
Net change in operating assets and liabilities	(92)	(223)	(383)	-	(698)
Net cash provided from (used in) continuing operations	(210)	197	1,464	-	1,451
Net cash used in discontinued operations	-	-	(13)	-	(13)
Net cash provided from (used in) operations	(210)	197	1,451	-	1,438
Investing activities:
Additions to property, plant and mine development	-	(395)	(715)	-	(1,110)
Acquisitions, net	-	-	(28)	-	(28)
Sales of investments	25	-	-	-	25
Purchases of investments	-	(25)	(1)	-	(26)
Proceeds from sale of other assets	-	468	193	-	661
Other	-	(6)	(23)	-	(29)
Net cash provided from (used in) investing activities	25	42	(574)	-	(507)
Financing activities:
Proceeds from debt, net	567	-	34	-	601
Repayment of debt	(675)	(1)	(10)	-	(686)
Net intercompany borrowings (repayments)	407	323	(730)	-	-
Sale of noncontrolling interests	-	108	71	-	179
Acquisition of noncontrolling interests	-	-	(9)	-	(9)
Dividends paid to noncontrolling interests	-	-	(4)	-	(4)
Dividends paid to common stockholders	(114)	-	-	-	(114)
Other	-	-	(32)	-	(32)
Net cash provided from (used in) financing activities	185	430	(680)	-	(65)
Effect of exchange rate changes on cash	-	-	(18)	-	(18)
Net change in cash and cash equivalents	-	669	179	-	848
Cash and cash equivalents at beginning of period	-	428	1,127	-	1,555
Cash and cash equivalents at end of period	$-	$1,097	$1,306	$-	$2,403

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions, except per share, per ounce and per pound amounts)

	Year Ended December 31, 2013
					Newmont
	Newmont				Mining
	Mining	Newmont	Other		Corporation
Condensed Consolidating Statement of Cash Flows	Corporation	USA	Subsidiaries	Eliminations	Consolidated
Operating activities:
Net income (loss)	$(2,534)	$264	$(3,536)	$3,011	$(2,795)
Adjustments	2,512	836	5,119	(3,025)	5,442
Net change in operating assets and liabilities	(24)	(245)	(817)	-	(1,086)
Net cash provided from (used in) continuing operations	(46)	855	766	(14)	1,561
Net cash used in discontinued operations	-	-	(18)	-	(18)
Net cash provided from (used in) operations	(46)	855	748	(14)	1,543
Investing activities:
Additions to property, plant and mine development	-	(441)	(1,459)	-	(1,900)
Acquisitions, net	-	-	(13)	-	(13)
Sales of investments	-	-	589	-	589
Purchases of investments	-	-	(1)	-	(1)
Proceeds from sale of other assets	-	-	63	-	63
Other	-	-	(51)	-	(51)
Net cash used in investing activities	-	(441)	(872)	-	(1,313)
Financing activities:
Proceeds from debt, net	1,024	-	514	-	1,538
Repayment of debt	(1,024)	-	(126)	-	(1,150)
Net intercompany borrowings (repayments)	655	(328)	(327)	-	-
Proceeds from stock issuance, net	2	-	-	-	2
Sale of noncontrolling interests	-	-	32	-	32
Acquisition of noncontrolling interests	-	-	(17)	-	(17)
Dividends paid to noncontrolling interests	-	-	(2)	-	(2)
Dividends paid to common stockholders	(610)	-	(14)	14	(610)
Other	(1)	-	(4)	-	(5)
Net cash provided from (used in) financing activities	46	(328)	56	14	(212)
Effect of exchange rate changes on cash	-	-	(24)	-	(24)
Net change in cash and cash equivalents	-	86	(92)	-	(6)
Cash and cash equivalents at beginning of period	-	342	1,219	-	1,561
Cash and cash equivalents at end of period	$-	$428	$1,127	$-	$1,555

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions, except per share, per ounce and per pound amounts)

	Year Ended December 31, 2012
					Newmont
	Newmont				Mining
	Mining	Newmont	Other		Corporation
Condensed Consolidating Statement of Cash Flows	Corporation	USA	Subsidiaries	Eliminations	Consolidated
Operating activities:
Net income (loss)	$1,802	$1,287	$1,591	$(2,569)	$2,111
Adjustments	(1,778)	(93)	697	2,524	1,350
Net change in operating assets and liabilities	142	(279)	(936)	-	(1,073)
Net cash provided from (used in) continuing operations	166	915	1,352	(45)	2,388
Net cash used in discontinued operations	-	-	(16)	-	(16)
Net cash provided from (used in) operations	166	915	1,336	(45)	2,372
Investing activities:
Additions to property, plant and mine development	-	(634)	(2,576)	-	(3,210)
Acquisitions, net	-	-	(25)	-	(25)
Sales of investments	-	210	-	-	210
Purchases of investments	-	(220)	-	-	(220)
Proceeds from sale of other assets	-	-	41	-	41
Other	-	-	(60)	-	(60)
Net cash used in investing activities	-	(644)	(2,620)	-	(3,264)
Financing activities:
Proceeds from debt, net	3,345	-	179	-	3,524
Repayment of debt	(1,802)	(164)	(10)	-	(1,976)
Payment of conversion premium on debt	(172)	-	-	-	(172)
Net intercompany borrowings (repayments)	(866)	226	640	-	-
Proceeds from stock issuance, net	24	-	-	-	24
Acquisition of noncontrolling interests	-	-	(10)	-	(10)
Dividends paid to noncontrolling interests	-	-	(3)	-	(3)
Dividends paid to common stockholders	(695)	-	(45)	45	(695)
Other	-	(1)	(2)	-	(3)
Net cash provided from (used in) financing activities	(166)	61	749	45	689
Effect of exchange rate changes on cash	-	-	4	-	4
Net change in cash and cash equivalents	-	332	(531)	-	(199)
Cash and cash equivalents at beginning of period	-	10	1,750	-	1,760
Cash and cash equivalents at end of period	$-	$342	$1,219	$-	$1,561

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions, except per share, per ounce and per pound amounts)

	At December 31, 2014
					Newmont
	Newmont				Mining
	Mining	Newmont	Other		Corporation
Condensed Consolidating Balance Sheet	Corporation	USA	Subsidiaries	Eliminations	Consolidated
Assets
Cash and cash equivalents	$-	$1,097	$1,306	$-	$2,403
Trade receivables	-	23	163	-	186
Accounts receivable	-	21	269	-	290
Intercompany receivable	4,058	6,027	6,698	(16,783)	-
Investments	-	25	48	-	73
Inventories	-	157	543	-	700
Stockpiles and ore on leach pads	-	201	465	-	666
Deferred income tax assets	3	153	84	-	240
Other current assets	-	95	786	-	881
Current assets	4,061	7,799	10,362	(16,783)	5,439
Property, plant and mine development, net	28	3,190	10,473	(41)	13,650
Investments	-	13	321	-	334
Investments in subsidiaries	14,553	4,121	2,822	(21,496)	-
Stockpiles and ore on leach pads	-	580	2,240	-	2,820
Deferred income tax assets	275	535	1,470	(490)	1,790
Long-term intercompany receivable	1,968	220	700	(2,888)	-
Other long-term assets	48	238	597	-	883
Total assets	$20,933	$16,696	$28,985	$(41,698)	$24,916
Liabilities
Debt	$-	$1	$165	$-	$166
Accounts payable	-	60	346	-	406
Intercompany payable	4,299	5,034	7,450	(16,783)	-
Employee-related benefits	-	141	166	-	307
Income and mining taxes	-	-	74	-	74
Other current liabilities	67	176	1,002	-	1,245
Current liabilities	4,366	5,412	9,203	(16,783)	2,198
Debt	6,055	5	420	-	6,480
Reclamation and remediation liabilities	-	236	1,370	-	1,606
Deferred income tax liabilities	-	43	1,103	(490)	656
Employee-related benefits	-	343	149	-	492
Long-term intercompany payable	238	-	2,691	(2,929)	-
Other long-term liabilities	-	37	358	-	395
Total liabilities	10,659	6,076	15,294	(20,202)	11,827
Equity
Newmont stockholders’ equity	10,274	10,620	9,225	(19,845)	10,274
Noncontrolling interests	-	-	4,466	(1,651)	2,815
Total equity	10,274	10,620	13,691	(21,496)	13,089
Total liabilities and equity	$20,933	$16,696	$28,985	$(41,698)	$24,916

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions, except per share, per ounce and per pound amounts)

	At December 31, 2013
					Newmont
	Newmont				Mining
	Mining	Newmont	Other		Corporation
Condensed Consolidating Balance Sheet	Corporation	USA	Subsidiaries	Eliminations	Consolidated
Assets
Cash and cash equivalents	$-	$428	$1,127	$-	$1,555
Trade receivables	-	21	209	-	230
Accounts receivable	-	23	229	-	252
Intercompany receivable	1,400	6,089	5,672	(13,161)	-
Investments	22	1	55	-	78
Inventories	-	146	571	-	717
Stockpiles and ore on leach pads	-	358	447	-	805
Deferred income tax assets	3	157	86	-	246
Other current assets	-	73	933	-	1,006
Current assets	1,425	7,296	9,329	(13,161)	4,889
Property, plant and mine development, net	32	3,026	11,263	(44)	14,277
Investments	-	7	432	-	439
Investments in subsidiaries	13,982	5,158	2,807	(21,947)	-
Stockpiles and ore on leach pads	-	512	2,168	-	2,680
Deferred income tax assets	694	466	844	(526)	1,478
Long-term intercompany receivable	3,204	62	218	(3,484)	-
Other long-term assets	46	223	575	-	844
Total assets	$19,383	$16,750	$27,636	$(39,162)	$24,607
Liabilities
Debt	$561	$1	$33	$-	$595
Accounts payable	-	80	398	-	478
Intercompany payable	3,092	5,404	4,665	(13,161)	-
Employee-related benefits	-	175	166	-	341
Income and mining taxes	-	-	13	-	13
Other current liabilities	71	161	1,081	-	1,313
Current liabilities	3,724	5,821	6,356	(13,161)	2,740
Debt	5,556	7	582	-	6,145
Reclamation and remediation liabilities	-	176	1,337	-	1,513
Deferred income tax liabilities	-	23	1,138	(526)	635
Employee-related benefits	5	169	149	-	323
Long-term intercompany payable	196	-	3,332	(3,528)	-
Other long-term liabilities	-	20	322	-	342
Total liabilities	9,481	6,216	13,216	(17,215)	11,698
Equity
Newmont stockholders’ equity	9,902	10,534	9,816	(20,259)	9,993
Noncontrolling interests	-	-	4,604	(1,688)	2,916
Total equity	9,902	10,534	14,420	(21,947)	12,909
Total liabilities and equity	$19,383	$16,750	$27,636	$(39,162)	$24,607

NOTE 29    COMMITMENTS AND CONTINGENCIES

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

Estimated future reclamation costs are based principally on legal and regulatory requirements. At December 31, 2014 and 2013, $1,497 and $1,432, respectively, were accrued for reclamation costs relating to currently or recently producing mineral properties in accordance with asset retirement obligation guidance. The current portions of $42 and $66 at December 31, 2014 and 2013, respectively, are included in Other current liabilities.

In addition, the Company is involved in several matters concerning environmental obligations associated with former mining activities. Generally, these matters concern developing and implementing remediation plans at the various sites involved. The Company believes that the related environmental obligations associated with these sites are similar in nature with respect to the development of remediation plans, their risk profile and the compliance required to meet general environmental standards. Based upon the Company’s best estimate of its liability for these matters, $192 and $179 were accrued for such obligations at December 31, 2014 and 2013, respectively. These amounts are included in Other current liabilities and Reclamation and remediation liabilities. Depending upon the ultimate resolution of these matters, the Company believes that it is reasonably possible that the liability for these matters could be as much as 116% greater or 1% lower than the amount accrued at December 31, 2014. The amounts accrued are reviewed periodically based upon facts and circumstances available at the time. Changes in estimates are recorded in Reclamation and remediation in the period estimates are revised.

Details about certain of the more significant matters involved are discussed below.

Newmont Mining Corporation

Empire Mine. On July 19, 2012, the California Department of Parks and Recreation (“Parks”) served Newmont, New Verde Mines LLC, Newmont North America Exploration Limited, Newmont Realty Company and Newmont USA Limited with a complaint for damages and declaratory relief under CERCLA, specifically for costs associated with water treatment at the Empire Mine State Park and for a declaration that Newmont is liable for past and future response costs, as well as indemnification to Parks. In 1975 Parks purchased the Empire Mine site in Grass Valley, California from Newmont to create a historic state park featuring the mining of the Empire Mine. Parks has operated the Empire Mine Site for over 35 years. The parties settled this matter and dismissed the case with prejudice.

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

Administrative Actions. The Peruvian government agency responsible for environmental evaluation and inspection, Organismo Evaluacion y Fiscalizacion Ambiental (“OEFA”), conducts periodic reviews of the Yanacocha site. In 2011, 2012, and 2013, OEFA issued notices of alleged violations of OEFA standards to Yanacocha and Conga relating to past inspections. Total fines for all outstanding OEFA alleged violations remain dependent upon the number of units associated with the alleged violations. The alleged violations currently range from zero to 60,166 units, with each unit having a potential fine equivalent to approximately $.00130 ($0 to $78). Yanacocha and Conga are responding to all notices of alleged violations, but cannot reasonably predict the outcome of the agency allegations.

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

On December 17, 2010, the Ministry of Energy & Mineral Resources, acting on behalf of the Indonesian government, accepted the offer to acquire the final 7% interest in PTNNT. Subsequently, the Indonesian government designated Pusat Investasi Pemerintah (“PIP”), an agency of the Ministry of Finance, as the entity that will buy the final stake. On May 6, 2011, PIP and the foreign shareholders entered into a definitive agreement for the sale and purchase of the final 7% divestiture stake, subject to receipt of approvals from certain Indonesian government ministries. Subsequent to signing the agreement, a disagreement arose between the Ministry of Finance and the Indonesian parliament in regard to whether parliamentary approval was needed to allow PIP to make the

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions, except per share, per ounce and per pound amounts)

share purchase. In July 2012, the Constitutional Court ruled that parliament approval is required for PIP to use state funds to purchase the shares, which approval has never been obtained. Further disputes may arise in regard to the divestiture of the 2010 shares.

WALHI: In September 2011, an Indonesian non-governmental organization named Wahana Lingkungan Hidup Indonesia (“WALHI”) brought an administrative law claim against Indonesia’s Ministry of Environment to challenge the May 2011 renewal of PTNNT’s submarine tailings permit. PTNNT and the regional government of KSB (“KSB”) filed separate applications for intervention into the proceedings, both of which were accepted by the Administrative Court. KSB intervened on the side of WALHI, and PTNNT joined on the side of the Ministry of Environment. On April 3, 2012, the Administrative Court ruled in favor of the Ministry of Environment and PTNNT, finding that the Ministry of Environment properly renewed the permit in accordance with Indonesian law and regulations. WALHI appealed the verdict. On October 2, 2012, the High Administrative Law Court rejected WALHI’s appeal, after which WALHI filed a notice to appeal the case to the Supreme Court. On May 28, 2013, the Supreme Court of Indonesia updated its website to provide that WALHI’s appeal in this matter was rejected. The parties received the written decision from the court.

NWG Investments Inc. v. Fronteer Gold Inc.

In April 2011, Newmont acquired Fronteer Gold Inc. (“Fronteer”).

Fronteer acquired NewWest Gold Corporation (“NewWest Gold”) in September 2007. At the time of that acquisition, NWG Investments Inc. (“NWG”) owned approximately 86% of NewWest Gold and an individual named Jacob Safra owned or controlled 100% of NWG. Prior to its acquisition of NewWest Gold, Fronteer entered into a June 2007 lock-up agreement with NWG providing that, among other things, NWG would support Fronteer’s acquisition of NewWest Gold. At that time, Fronteer owned approximately 47% of Aurora Energy Resources Inc. (“Aurora”), which, among other things, had a uranium exploration project in Labrador, Canada.

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

The Company has minimum royalty obligations on one of its producing mines in Nevada for the life of the mine. Amounts paid as a minimum royalty (where production royalties are less than the minimum obligation) in any year are recoverable in future years when the minimum royalty obligation is exceeded. Although the minimum royalty requirement may not be met in a particular year,

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions, except per share, per ounce and per pound amounts)

the Company expects that over the mine life, gold production will be sufficient to meet the minimum royalty requirements. Minimum royalty payments payable are $30 in 2015, $32 in 2016 through 2019 and $287 in total thereafter.

On June 25, 2009 the Company completed the acquisition of the remaining 33.33% interest in Boddington from AngloGold Ashanti Australia Limited (“AngloGold”). Consideration for the acquisition consisted of $982 and a contingent royalty capped at $100, equal to 50% of the average realized operating margin (Revenue less Costs applicable to sales on a by-product basis), if any, exceeding $600 per ounce, payable quarterly beginning in the second quarter of 2010 on one-third of gold sales from Boddington. At the acquisition date, the Company estimated the fair value of the contingent consideration at $62. At December 31, 2014 and 2013, the estimated fair value of the unpaid contingent consideration was approximately $10 and $10, respectively. Changes to the estimated fair value resulting from periodic revaluations are recorded to Other expense, net. This contingent royalty is capped at $100 in aggregate payments. During 2014, 2013 and 2012, the Company paid $0, $13 and $25, respectively, related to the contingent consideration. The range of remaining undiscounted amounts the Company could pay is between $0 and $28.

As part of its ongoing business and operations, the Company and its affiliates are required to provide surety bonds, bank letters of credit and bank guarantees as financial support for various purposes, including environmental reclamation, exploration permitting, workers compensation programs and other general corporate purposes. At December 31, 2014 and 2013, there were $1,865 and $1,807, respectively, of outstanding letters of credit, surety bonds and bank guarantees. The surety bonds, letters of credit and bank guarantees reflect fair value as a condition of their underlying purpose and are subject to fees competitively determined in the market place. The obligations associated with these instruments are generally related to performance requirements that the Company addresses through its ongoing operations. As the specific requirements are met, the beneficiary of the associated instrument cancels and/or returns the instrument to the issuing entity. Certain of these instruments are associated with operating sites with long-lived assets and will remain outstanding until closure. Generally, bonding requirements associated with environmental regulation are becoming more restrictive. However, the Company believes it is in compliance with all applicable bonding obligations and will be able to satisfy future bonding requirements through existing or alternative means, as they arise.

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

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions, except per share, per ounce and per pound amounts)

NOTE 30    UNAUDITED SUPPLEMENTARY DATA

Quarterly Data

The following is a summary of selected quarterly financial information (unaudited):

	2014
	Three Months Ended
	March 31	June 30	September 30	December 31
Sales	$1,764	$1,765	$1,746	$2,017
Gross profit (1)	$363	$378	$223	$488
Income (loss) from continuing operations (2)	$117	$182	$210	$39
Income (loss) from discontinued operations (2)	(17)	(2)	3	(24)
Net income (loss) (2)	$100	$180	$213	$15
Income (loss) per common share
Basic:
Continuing operations	$0.23	$0.37	$0.42	$0.08
Discontinued operations	(0.03)	(0.01)	0.01	(0.05)
	$0.20	$0.36	$0.43	$0.03
Diluted:
Continuing operations	$0.23	$0.37	$0.42	$0.08
Discontinued operations	(0.03)	(0.01)	0.01	(0.05)
	$0.20	$0.36	$0.43	$0.03
Weighted average common shares (millions)
Basic	498	499	499	499
Diluted	499	499	500	500
Cash dividends declared per common share	$0.150	$0.025	$0.025	$0.025
Closing price of common stock	$23.44	$25.44	$23.05	$18.90

	2013
	Three Months Ended
	March 31	June 30	September 30	December 31
Sales	$2,188	$2,018	$2,020	$2,188
Gross profit (1)	$846	$(97)	$623	$300
Income (loss) from continuing operations (2)	$314	$(2,133)	$419	$(1,195)
Income (loss) from discontinued operations (2)	-	74	(21)	8
Net income (loss) (2)	$314	$(2,059)	$398	$(1,187)
Income (loss) per common share
Basic:
Continuing operations	$0.63	$(4.29)	$0.84	$(2.39)
Discontinued operations	-	0.15	(0.04)	0.01
	$0.63	$(4.14)	$0.80	$(2.38)
Diluted:
Continuing operations	$0.63	$(4.29)	$0.84	$(2.39)
Discontinued operations	-	0.15	(0.04)	0.01
	$0.63	$(4.14)	$0.80	$(2.38)
Weighted average common shares (millions)
Basic	497	497	498	498
Diluted	498	497	498	498
Cash dividends declared per common share	$0.425	$0.35	$0.25	$0.20
Closing price of common stock	$41.89	$29.95	$28.10	$23.03

(1)	Sales less Costs applicable to sales, Depreciation and amortization, and Reclamation and remediation.
(2)	Attributable to Newmont stockholders.

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions, except per share, per ounce and per pound amounts)

Significant after-tax items were as follows:

Fourth quarter 2014: (i) a 43 ($0.09 per share, basic) loss related to tax valuation allowance; (ii) a $24 ($0.05 per share, basic) loss from discontinued operations; (iii) a $23 ($0.05 per share, basic) gain on asset sales; (iv) a $14 ($0.03 per share, basic) loss related to impairment of assets and (v) a $10 ($0.02 per share, basic) loss related to a reclamation settlement;

Third quarter 2014: (i) a $21 ($0.04 per share, basic) loss related to tax valuation allowance; (ii) a $19 ($0.04 per share, basic) loss related to abnormal production costs at Batu; (iii) a $17 ($0.03 per share, basic) gain on asset sales; (iv) an $11 ($0.02 per share, basic) loss related to restructuring and other; (v) a $5 ($0.01 per share, basic) loss related to impairment of assets and (vi) a $3 ($0.01 per share, basic) gain from discontinued operations;

Second quarter 2014: (i) a $98 ($0.20 per share, basic) gain related to tax valuation allowance; (ii) a $9 ($0.02 per share, basic) loss related to abnormal production costs at Batu; (iii) a $5 ($0.01 per share, basic) loss related to impairment of assets and (iv) a $4 ($0.01 per share, basic) loss related to restructuring and other;

First quarter 2014: (i) a $17 ($0.04 per share, basic) loss from discontinued operations: (ii) a $13 ($0.03 per share, basic) gain on asset sales and (iii) a $3 ($0.01 per share, basic) loss related to restructuring and other;

Fourth quarter 2013: (i) a $1,345 ($2.70 per share, basic) loss related to impairment of assets; (ii) a $8 ($0.02 per share, basic) loss related to restructuring and other; (iii) a $8 ($0.02 per share, basic) gain from discontinued operations and (iv) a $3 ($0.01 per share, basic) gain on asset sales;

Third quarter 2013: (i) $29 ($0.06 per share, basic) loss related to impairment of assets; (ii) a $21 ($0.04 per share, basic) loss from discontinued operations; (iii) a $12 ($0.02 per share, basic) loss related to restructuring and other and (iv) a $243 ($0.49 per share, basic) gain on asset sales;

Second quarter 2013: (i) a $1,497 ($3.01 per share, basic) loss related to impairment of assets; (ii) a $11 ($0.02 per share, basic) loss related to restructuring and other and (iii) a $74 ($0.15 per share, basic) gain from discontinued operations;

First quarter 2013: (i) a $5 ($0.01 per share, basic) loss related to restructuring and other and (ii) a $4 ($0.01 per share, basic) loss related to impairment of assets.

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

During the three months ended December 31, 2014, no change occurred in our internal controls over financial reporting that materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting. On May 14, 2013, the Committee of Sponsoring Organizations of the Treadway Commission (COSO) published an updated Internal Control - Integrated Framework (2013) and related illustrative documents. The company adopted the new framework in 2014.

Management’s report on internal control over financial reporting and the attestation report on management’s assessment are included in Item 8 of this annual report on Form 10-K.

ITEM 9B.	OTHER INFORMATION

Engagement of New Independent Registered Public Accounting Firm.

The Company previously reported on Form 8-K, dated June 5, 2014 and September 3, 2014, that the Audit Committee of the Company’s Board of Directors determined that Ernst & Young LLP (“EY”) will be appointed as its independent registered public accounting firm for the Company’s fiscal year ending December 31, 2015.  PricewaterhouseCoopers LLP continued to act as the Company’s independent registered public accounting firm, subject to completion of services for the fiscal year ending December 31, 2014.  EY has been formally engaged to conduct the Company’s audit for the year ended December 31, 2015.

Appointment of Certain Officers; Compensatory Arrangements of Certain Officers.

Effective March 1, 2015, Mr. Glenn Culpepper, age 59 will be appointed to the role of Senior Vice President and Global Controller (and Principal Accounting Officer). In this role, Mr. Culpepper will be responsible for leading the Company’s Accounting and Tax functions.  Mr. Culpepper has extensive experience in the public accounting and finance arenas, most recently serving as chief financial officer of Republic Services, Inc., a publicly traded waste hauling and recycling company.  From 2010-2012, Mr. Culpepper served as chief financial officer of Summit Materials, LLC, a private equity firm in the business of aggregate, asphalt paving and grading services.  Mr. Culpepper also spent over 20 years employed in several positions with CRH PLC, a leading international building materials business, from 1989-2010. For a period of time, Mr. Culpepper was the chief financial officer of the CRH’s North America Materials business and ultimately Mr. Culpepper was chief financial officer of CRH PLC, the parent company and a member of its Board of Directors.

In the position of Senior Vice President and Global Controller of Newmont, Mr. Culpepper will participate in the Company’s standard compensation programs at the Senior Vice President level and will additionally receive a one-time sign-on cash award of $100,000 and a sign-on restricted stock unit award with a target value of $300,000 to vest ratably over a three-year vesting period.  There is no other arrangement or understanding between Mr. Culpepper and any other persons pursuant to which he was elected as the Senior Vice President and Global Controller of the Company. Mr. Culpepper does not have a family relationship with any member of the Board of Directors or any executive officer of the Company, and Mr. Culpepper has not been a participant or had any interest in any transaction with the Company that is reportable under Item 404(a) of Regulation S-K.

As previously disclosed on Form 8-K, dated September 26, 2014, Mr. Christopher Howson, who currently serves as Vice President, Controller (and Principal Accounting Officer) will be pursuing another role within the Company, effective March 1, 2015. The Company thanks Mr. Howson for his continued and dedicated service to Newmont.

Effective March 1, 2015, Mr. Christopher Robison, whose areas of responsibility are global operations, projects, safety, security and health, will be appointed to the role of Executive Vice President and Chief Operating Officer of the Company with an annual base salary of $800,000, annual target short-term incentives 125% of base salary and annual target long-term incentives 350% of base salary (233.3% performance leveraged stock units and 116.7% restricted stock units).  The performance leveraged stock unit target award (target 233.3% of annual salary) to Mr. Robison in 2015 will have one-third of the target based upon a one year performance period of 2015, one-third of the target based upon a two year performance period of 2015 and 2016, and one-third of the target based upon a three year performance period of 2015, 2016 and 2017.   This differs from the Company standard performance leveraged stock unit target grant which is based entirely upon a three-year performance period.  Mr. Robison will receive a restricted stock unit grant in 2015 (target 116.7% of annual salary) that vests one-third annually from the date of grant.  Finally, Mr. Robison will receive an additional restricted stock unit grant in 2015 with a target value of $500,000, such amount to be converted to shares using the fair market on the date of grant, vesting in full one year after the date of grant.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information concerning Newmont’s directors, Audit Committee, compliance with Section 16(a) of the Exchange Act and Code of Ethics is contained in Newmont’s definitive Proxy Statement, filed pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934 for the 2015 Annual Meeting of Stockholders and is incorporated herein by reference.

Information concerning Newmont’s executive officers is set forth below:

Name	Age	Office
Gary J. Goldberg	56	President and Chief Executive Officer
Laurie Brlas	57	Executive Vice President and Chief Financial Officer
Elaine Dorward-King	57	Executive Vice President, Sustainability and External Relations
Randy Engel	48	Executive Vice President, Strategic Development
Stephen P. Gottesfeld	47	Executive Vice President, General Counsel and Corporate Secretary
William N. MacGowan	57	Executive Vice President, Human Resources
Chris J. Robison	57	Executive Vice President and Chief Operating Officer
Christopher S. Howson	44	Vice President and Controller
Thomas P. Mahoney	59	Vice President and Treasurer
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

Ms. Brlas was elected Executive Vice President and Chief Financial Officer in September 2013. Prior to joining Newmont, Ms. Brlas was Executive Vice President and President, Global Operations at Cliffs Natural Resources, an international mining and metals company, since September 2012. Prior to this she served Cliffs Natural Resources as Executive Vice President and Chief Financial Officer from 2008 to 2012 and Senior Vice President and Chief Financial Officer from 2006 to 2008.

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

Mr. Engel was elected Executive Vice President, Strategic Development in October 2008, having served as Senior Vice President, Strategy and Corporate Development since July 2007. Mr. Engel served as Vice President, Strategic Planning and Investor relations from 2006 to 2007; Group Executive, Investor Relations from 2004 to 2006; and Assistant Treasurer from 2001 to 2004. Mr. Engel has been with Newmont since 1994, and has served in various capacities in the areas of business planning, corporate treasury and human resources.

Mr. Gottesfeld was elected Executive Vice President, General Counsel and Corporate Secretary in February 2013 after serving as Senior Vice President, General Counsel and Corporate Secretary since February 2012 and Vice President and General Counsel since January 2010. Mr. Gottesfeld was Vice President, Communications and Public Affairs from 2006 to 2010. Mr. Gottesfeld was Newmont's Associate General Counsel from 2004 to 2006, responsible for Newmont's Latin American, African and Central Asian legal affairs. From 2002 to 2004, Mr. Gottesfeld was Newmont's Associate General Counsel and General Manager of Newmont Peru S.R.L., working in Lima, Peru. From 1997 to 2001, Mr. Gottesfeld served in various roles, including as Assistant General Counsel and Senior Counsel.

Mr. MacGowan serves as Executive Vice President, Human Resources after having been elected Executive Vice President, Human Resources and Communications in February 2010. Prior to joining Newmont, Mr. MacGowan served as Executive Vice President and Chief Human Resources Officer, People and Places for Sun Microsystems from 2006 to 2010; Senior Vice President, Human Resources, 2004 to 2006; Vice President, Human Resources, Global Centers of Expertise, 2002 to 2004; Vice President, Human Resources, Engineering and Operations, 2001 to 2002; Vice President, Human Resources, Enterprise Services, 1999 to 2001 and; Director, Human Resources, Enterprise Services, 1998 to 1999.

Mr. Robison was recently appointed Executive Vice President and Chief Operating Officer, having previously been elected Executive Vice President, Operations and Projects (acting as Principal Operating Officer) in May 2013 when he joined Newmont. Mr. Robison previously served as Vice President and Chief Operating Officer for Rio Tinto Minerals from 2006 to 2011; Chief Operating Officer for U.S. Borax Inc. from 2001 to 2006; and Vice President and General Manager, Mining and Concentrating for Kennecott Utah Copper from 2000 to 2001.

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

Information concerning this item is contained in Newmont’s definitive Proxy Statement, filed pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934 for the 2015 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information concerning this item is contained in Newmont’s definitive Proxy Statement, filed pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934 for the 2015 Annual Meeting of Stockholders and incorporated herein by reference.

Equity Compensation Plan Information

The following table sets forth at December 31, 2014 information regarding Newmont’s Common Stock that may be issued under Newmont’s equity compensation plans:

	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)	(b) (1)	(c)
Equity compensation plans approved by security holders (2)	4,542,246	48.17	7,127,590	(3)
Equity compensation plans not approved by security holders	-	N/A	-

(1)	The weighted average exercise price does not take into account the shares issuable upon vesting of director stock units and restricted stock units.
(2)

Newmont’s 2013 Stock Incentive Plan was approved by the stockholders on April 24, 2013. A maximum of 14,500,000 shares of our Newmont's Common Stock, plus up to 7,842,793 shares available for grant under the 2005 Incentive Plan as of December 31, 2013, were authorized to be issued under the 2013 Stock Incentive Plan at that time. There are no equity compensation plans not approved by stockholders.

(3)	Securities remaining available for future issuance under the 2013 Stock Incentive Plan. No additional grants or awards will be made under any of the Company’s other plans.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information concerning this item is contained in Newmont’s definitive Proxy Statement, filed pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934 for the 2015 Annual Meeting of Stockholders and incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information concerning this item is contained in Newmont’s definitive Proxy Statement, filed pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934 for the 2015 Annual Meeting of Stockholders and incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following documents are filed as a part of this report:

(a)	Financial Statements
(1)

The Consolidated Financial Statements, together with the report thereon of PricewaterhouseCoopers LLP dated February 19, 2015, are included as part of Item 8, Financial Statements and Supplementary Data, commencing on page 88 above.

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
Stephen P. Gottesfeld Executive Vice President, General Counsel and Corporate Secretary

February 19, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 19, 2015.

Signature	Title
*	Chief Executive Officer and Director
Gary J. Goldberg	(Principal Executive Officer)
*	Executive Vice President and Chief Financial Officer
Laurie Brlas	(Principal Financial Officer)
*	Vice President and Controller
Christopher S. Howson	(Principal Accounting Officer)
Bruce R. Brook*	Director
J. Kofi Bucknor*	Director
Vincent A. Calarco*	Director
Joseph A. Carrabba*	Director
Noreen Doyle*	Director
Veronica M. Hagen*	Director
Jane Nelson*	Director
Donald C. Roth*	Director

*By:	/s/ STEPHEN P. GOTTESFELD
Stephen P. Gottesfeld Attorney-in-Fact

S-1

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

	Years Ended December 31,
	2014	2013	2012
	(in millions)
Deferred Income Tax Valuation Allowance
Balance at January 1	$2,724	$1,626	$977
Additions to deferred income tax expense	244	1,202	762
Reduction of deferred income tax expense	(151)	(104)	(103)
Valuation release to equity	-	-	(10)
Balance at December 31	$2,817	$2,724	$1,626

See also Note 8 to the Consolidated Financial Statements.

SCH-1

EXHIBIT INDEX

Exhibit Number		Description
1.1	—

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

Certificate of Incorporation of Registrant, restated as of October 28, 2009. Incorporated by reference to Exhibit 3.1 to Registrant’s Form 10-Q for the period September 30, 2009, filed with the Securities and Exchange Commission on October 29, 2009.

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

First Supplemental Indenture, dated September 18, 2009, among Registrant, Newmont USA Limited and The Bank of New York Mellon Trust Company, N.A., as trustee (including form of 5.125% Senior Note due 2019, form of 6.250% Senior Note due 2039, and forms of Guaranty for the 2019 Notes and 2039 Notes). Incorporated by reference to Exhibit 4.2 to Registrant’s Form 10-Q for the period September 30, 2009, and filed with the Securities and Exchange Commission on October 29, 2009.

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

Amendment One to the December 31, 2008 restated Savings Equalization Plan of Newmont USA Limited, a wholly owned subsidiary of the Registrant, effective January 1, 2010; Amendment Two to the December 31, 2008 restated Savings Equalization Plan of Newmont USA Limited, a wholly owned subsidiary of the Registrant, effective January 1, 2011, incorporated by reference to Exhibit 10.59 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011 filed with the Securities and Exchange Commission on February 24, 2012; Amendment Three to the December 31, 2008 restated Savings Equalization Plan of Newmont USA Limited, a wholly owned subsidiary of the Registrant, effective January 1, 2013; Amendment Four to the December 31, 2008 restated Savings Equalization Plan of Newmont USA Limited, a wholly owned subsidiary of the Registrant, effective September 1, 2013, incorporated by reference to Exhibit 10.1 and 10.2 to Registrant’s Form 10-Q for the period September 30, 2013 filed with the Securities and Exchange Commission on October 31, 2013.

10.3	—

Pension Equalization Plan, amended and restated, of Newmont USA Limited, a wholly owned subsidiary of the Registrant, effective December 31, 2008 Incorporated by reference to Exhibit 10.2 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008.

10.4	—

Amendment One to the December 31, 2008 restated Pension Equalization Plan of Newmont USA Limited, a wholly owned subsidiary of the Registrant, effective January 1, 2014, Incorporated by reference to Exhibit 10.1 to Registrant’s Form 10-Q for the period June 30, 2014 filed with the Securities and Exchange Commission on July 30, 2014.

10.5	—

1996 Employees Stock Plan amended and restated effective as of March 17, 1999. Incorporated by reference to Exhibit 10(d) to Newmont Mining Corporation’s Annual Report on Form 10-K for the year ended December 31, 1998.

10.6	—	1999 Employees Stock Plan. Incorporated by reference to Exhibit 10(e) to Newmont Mining Corporation’s Annual Report on Form 10-K for the year ended December 31, 1998.
10.7	—

2005 Stock Incentive Plan, amended and restated effective October 26, 2005. Incorporated by reference to Exhibit 10.1 of Registrant’s Form 8-K filed with the Securities and Exchange Commission on October 31, 2005.

10.8	—	2013 Stock Incentive Plan. Incorporated by reference to Appendix A of the Registrant’s Schedule 14A filed with the Securities and Exchange Commission on March 7, 2013.
10.9	—

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

Annual Incentive Compensation Program of Registrant, as amended and restated effective January 1, 2012. Incorporated by reference to Exhibit 10.14 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012 filed with the Securities and Exchange Commission on February 22, 2013.

10.17	—

Section 16 Officer and Senior Executive Annual Incentive Compensation Program of Registrant, effective January 1, 2014. Incorporated by reference to Exhibit 10.4 to Registrant’s Form 10-Q for the period March 31, 2014 filed with the Securities and Exchange Commission on April 25, 2014.

10.18	—

Senior Executive Compensation Program of Registrant, as amended and restated effective January 1, 2012. Incorporated by reference to Exhibit 10.16 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012 filed with the Securities and Exchange Commission on February 22, 2013.

10.19	—

Senior Executive Compensation Program of Registrant, Amended and Restated Effective January 1, 2013. Incorporated by reference to Exhibit 10.3 to Registrant’s Form 10-Q for the period June 30, 2013 filed with the Securities and Exchange Commission on July 26, 2013.

10.20	—

Senior Executive Compensation Program of Registrant, as amended and restated effective January 1, 2014. Incorporated by reference to Exhibit 10.5 to Registrant’s Form 10-Q for the period March 31, 2014 filed with the Securities and Exchange Commission on April 25, 2014.

10.21	—

Amended and Restated Officers’ Death Benefit Plan effective January 1, 2004 of Newmont USA Limited, a wholly owned subsidiary of Registrant. Incorporated herein by reference to Exhibit 10.1 to Registrant’s Form 8-K filed with the Securities and Exchange Commission on December 22, 2004.

10.22	—

Amendment One to the January 1, 2004 Officer’s Death Benefit Plan of Newmont, amended and restated by Newmont USA Limited, a wholly owned subsidiary of Registrant, effective January 1, 2011. Incorporated by reference to Exhibit 10.18 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012 filed with the Securities and Exchange Commission on February 22, 2013.

10.23	—

Executive Change of Control Plan, amended and restated effective December 31, 2008, of Newmont USA Limited, a wholly owned subsidiary of Registrant. Incorporated by reference to Exhibit 10.20 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008.

10.24	—

Amendment One to the December 31, 2008 Executive Change of Control Plan of Newmont, amended and restated by Newmont USA Limited, a wholly owned subsidiary of Registrant, effective January 1, 2012; Amendment Two to the December 31, 2008 Executive Change of Control Plan of Newmont, amended and restated by Newmont USA Limited, a wholly owned subsidiary of Registrant, effective January 1, 2012. Incorporated by reference to Exhibit 10.58 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011 filed with the Securities and Exchange Commission on February 24, 2012.

10.25	—

2012 Executive Change of Control Plan, effective January 1, 2012, of Newmont USA Limited, a wholly owned subsidiary of Registrant. Incorporated by reference to Exhibit 10.57 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011 filed with the Securities and Exchange Commission on February 24, 2012.

10.26	—

Credit Agreement dated as of May 20, 2011 among Registrant, the lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent. Incorporated by reference to Exhibit 10.1 to Registrant’s Form 10-Q for the period June 30, 2011, filed with the Securities and Exchange Commission on July 29, 2011.

10.27	—

Second Amendment, dated March 31, 2014, to the Credit Agreement dated May 20, 2011, by and among Newmont Mining Corporation, the lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent. Incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on April 2, 2014.

10.28	—

Term Loan Credit Agreement dated March 31, 2014, by and among Newmont Mining Corporation, the lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent. Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on April 2, 2014.

10.29	—

Second Reaffirmation Agreement, dated March 31, 2014, by Newmont USA Limited and JPMorgan Chase Bank, N.A., as Administrative Agent. Incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on April 2, 2014.

10.30	—

Letter Agreement dated May 3, 2010 between Registrant and Robert J. Miller. Incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 filed with the Securities and Exchange Commission on July 28, 2010.

10.31	—

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

10.62	—

Confirmation of Convertible Note Warrant Transaction, dated as of July 13, 2007, between Newmont Mining Corporation and Deutsche Bank AG, London Branch (with respect to 2014 Notes). Incorporated by reference as Exhibit 10.32 to Registrant’s Form 10-Q for the period June 30, 2007, filed with the Securities and Exchange Commission on August 2, 2007.

10.63	—

Confirmation of Convertible Note Warrant Transaction, dated as of July 13, 2007, between Newmont Mining Corporation and Deutsche Bank AG, London Branch (with respect to 2017 Notes). Incorporated by reference as Exhibit 10.33 to Registrant’s Form 10-Q for the period June 30, 2007, filed with the Securities and Exchange Commission on August 2, 2007.

10.64	—

Office Space and Office Services Agreement between Newmont (USA) Limited and Wayne W. Murdy effective January 1, 2008. Incorporated by reference as Exhibit 10.37 to Registrant’s Form 10-Q for the period June 30, 2007, filed with the Securities and Exchange Commission on August 2, 2007.

10.65	—

Contract of Work dated December 2, 1986, between the Government of the Republic of Indonesia and PT Newmont Nusa Tenggara. Incorporated by reference as Exhibit 10.1 to Registrant’s Form 10-Q filed with the Securities and Exchange Commission on July 24, 2008.

10.66	—

Memorandum of Understanding dated as of September 3, 2014, between the Directorate General of Mineral and Coal, the Ministry of Energy and Mineral Resources and PTNNT on Adjustment of the Contract of Work. Incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed with the Securities and Exchange Commission on September 4, 2014.

10.67	—

2013 Executive Severance Plan of Newmont, amended and restated effective June 1, 2013. Incorporated by reference to Exhibit 10.1 to Registrant’s Form 10-Q for the period June 30, 2013 filed with the Securities and Exchange Commission on July 26, 2013.

10.68	—	2014 Executive Severance Plan of Newmont, amended and restated effective January 1, 2014, filed herewith.
10.69	—	Amendment One to the Executive Severance Plan of Newmont, amended and restated effective January 1, 2014, filed herewith.
10.70	—

2012 Form of Award Agreement used for Executive Officers to grant restricted stock units, pursuant to Registrant’s 2005 Stock Incentive Plan. Incorporated by reference to Exhibit 10.60 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011 filed with the Securities and Exchange Commission on February 24, 2012.

10.71	—

2012 Form of Award Agreement used for Executive Officers to grant restricted stock units, pursuant to Registrant’s 2005 Stock Incentive Plan. Incorporated by reference to Exhibit 10.61 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011 filed with the Securities and Exchange Commission on February 24, 2012.

10.72	—

2013 Form of Award Agreement used for Executive Officers to grant restricted stock units, pursuant to Registrant’s 2013 Stock Incentive Plan. Incorporated by reference to Exhibit 10.6 to Registrant’s Form 10-Q for the period June 30, 2013 filed with the Securities and Exchange Commission on July 26, 2013.

10.73	—

2013 Form of Award Agreement used for Executive Officers to grant restricted stock units, pursuant to Registrant’s 2013 Stock Incentive Plan. Incorporated by reference to Exhibit 10.8 to Registrant’s Form 10-Q for the period June 30, 2013 filed with the Securities and Exchange Commission on July 26, 2013.

10.74	—

2014 Form of Award Agreement used for Executive Officers to grant restricted stock units, pursuant to Registrant’s 2013 Stock Incentive Plan. Incorporated by reference to Exhibit 10.1 to Registrant’s Form 10-Q for the period March 31, 2014 filed with the Securities and Exchange Commission on April 25, 2014.

10.75	—

2014 Form of Award Agreement used for Executive Officers to grant restricted stock units, pursuant to Registrant’s 2013 Stock Incentive Plan. Incorporated by reference to Exhibit 10.2 to Registrant’s Form 10-Q for the period March 31, 2014 filed with the Securities and Exchange Commission on April 25, 2014.

10.76	—

Strategic Stock Unit Bonus Program for Grades E-5 to E-6 of Registrant, effective January 1, 2014. Incorporated by reference to Exhibit 10.3 to Registrant’s Form 10-Q for the period March 31, 2014 filed with the Securities and Exchange Commission on April 25, 2014.

10.77	—

Executive Severance Release and Waiver, dated March 1, 2013, between Richard T. O’Brien and Newmont International Services Limited. Incorporated by reference to Exhibit 10.1 to Registrant’s Form 10-Q for the period March 31, 2013 filed with the Securities and Exchange Commission on April 30, 2013.

10.78	—

Executive Severance Release and Waiver, dated May 2, 2013, between Russell Ball and Newmont International Services Limited. Incorporated by reference to Exhibit 10.5 to Registrant’s Form 10-Q for the period June 30, 2013 filed with the Securities and Exchange Commission on July 26, 2013.

10.79	—

Mineral Agreement dated and effective as of November 22, 2013, between the Republic of Suriname and Suriname Gold Company LLC., a wholly owned subsidiary of the Registrant, as clarified by bulletin and letters dated September 10, 2013 and November 21, 2013, respectively. Incorporated by reference to Exhibit 10.2 to Registrant’s Form 10-Q for the period June 30, 2014 filed with the Securities and Exchange Commission on July 30, 2014.

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