Form 10-Q
period 2015-03-31
NEWMONT MINING CORP /DE/
filed 2015-04-24
CIK 1164727

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2015

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

There were 499,846,772 shares of common stock outstanding on April 15, 2015.

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

NEWMONT MINING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(unaudited, in millions except per share)

	Three Months Ended
	March 31,
	2015	2014

Sales (Note 3)	$1,972	$1,764

Costs and expenses
Costs applicable to sales (1) (Note 3)	1,019	1,083
Depreciation and amortization	289	298
Reclamation and remediation (Note 4)	23	20
Exploration	33	34
Advanced projects, research and development	28	42
General and administrative	44	45
Other expense, net (Note 5)	39	52
	1,475	1,574
Other income (expense)
Other income, net (Note 6)	11	46
Interest expense, net	(85)	(93)
	(74)	(47)
Income (loss) before income and mining tax and other items	423	143
Income and mining tax benefit (expense) (Note 7)	(193)	(78)
Equity income (loss) of affiliates	(9)	-
Income (loss) from continuing operations	221	65
Income (loss) from discontinued operations (Note 8)	8	(17)
Net income (loss)	229	48
Net loss (income) attributable to noncontrolling interests (Note 9)	(46)	52
Net income (loss) attributable to Newmont stockholders	$183	$100

Net income (loss) attributable to Newmont stockholders:
Continuing operations	$175	$117
Discontinued operations	8	(17)
	$183	$100
Income (loss) per common share (Note 10)
Basic:
Continuing operations	$0.35	$0.23
Discontinued operations	0.02	(0.03)
	$0.37	$0.20
Diluted:
Continuing operations	$0.35	$0.23
Discontinued operations	0.02	(0.03)
	$0.37	$0.20

Cash dividends declared per common share	$0.025	$0.150

(1)	Excludes Depreciation and amortization and Reclamation and remediation.

The accompanying notes are an integral part of the condensed consolidated financial statements.

NEWMONT MINING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited, in millions)

	Three Months Ended
	March 31,
	2015	2014
Net income (loss)	$229	$48
Other comprehensive income (loss):
Unrealized gain (loss) on marketable securities, net of $nil and $(1) tax benefit (expense), respectively	1	(31)
Foreign currency translation adjustments	(10)	(5)
Change in pension and other post-retirement benefits, net of $(2) and $(1) tax benefit (expense), respectively	5	2
Change in fair value of cash flow hedge instruments, net of $4 and $4, tax benefit (expense), respectively
Net change from periodic revaluations	(22)	9
Net amount reclassified to income	12	-
Net unrecognized gain (loss) on derivatives	(10)	9
Other comprehensive income (loss)	(14)	(25)
Comprehensive income (loss)	$215	$23

Comprehensive income (loss) attributable to:
Newmont stockholders	$169	$77
Noncontrolling interests	46	(54)
	$215	$23

The accompanying notes are an integral part of the condensed consolidated financial statements.

NEWMONT MINING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in millions)

	Three Months Ended
	March 31,
	2015	2014
Operating activities:
Net income	$229	$48
Adjustments:
Depreciation and amortization	289	298
Stock based compensation and other non-cash benefits	20	13
Reclamation and remediation	23	20
Loss (income) from discontinued operations	(8)	17
Impairment of investments	57	1
Deferred income taxes	61	35
Gain on asset and investment sales, net	(44)	(50)
Other operating adjustments and write-downs	74	151
Net change in operating assets and liabilities (Note 23)	(73)	(350)
Net cash provided from continuing operations	628	183
Net cash used in discontinued operations	(3)	(3)
Net cash provided from operations	625	180
Investing activities:
Additions to property, plant and mine development	(284)	(235)
Acquisitions, net	-	(28)
Sales of investments	29	25
Purchases of investments	-	(1)
Proceeds from sale of other assets	44	70
Other	(3)	(9)
Net cash used in investing activities	(214)	(178)
Financing activities:
Proceeds from debt, net	-	3
Repayment of debt	(205)	-
Sale of noncontrolling interests	37	-
Funding from noncontrolling interests	47	-
Acquisition of noncontrolling interests	(3)	(2)
Dividends paid to noncontrolling interests	(3)	-
Dividends paid to common stockholders	(12)	(77)
Restricted cash and other	(57)	(4)
Net cash used in financing activities	(196)	(80)
Effect of exchange rate changes on cash	(20)	(2)
Net change in cash and cash equivalents	195	(80)
Cash and cash equivalents at beginning of period	2,403	1,555
Cash and cash equivalents at end of period	$2,598	$1,475

The accompanying notes are an integral part of the condensed consolidated financial statements.

NEWMONT MINING CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited, in millions)

	At March 31,	At December 31,
	2015	2014
ASSETS
Cash and cash equivalents	$2,598	$2,403
Trade receivables	237	186
Other accounts receivables	179	290
Investments (Note 15)	39	73
Inventories (Note 16)	684	700
Stockpiles and ore on leach pads (Note 17)	753	666
Deferred income tax assets	223	240
Other current assets (Note 18)	1,438	881
Current assets	6,151	5,439
Property, plant and mine development, net	13,612	13,650
Investments (Note 15)	272	334
Stockpiles and ore on leach pads (Note 17)	2,805	2,820
Deferred income tax assets	1,828	1,790
Other long-term assets (Note 18)	934	883
Total assets	$25,602	$24,916

LIABILITIES
Debt (Note 19)	$231	$166
Accounts payable	376	406
Employee-related benefits	208	307
Income and mining taxes	164	74
Other current liabilities (Note 20)	1,855	1,245
Current liabilities	2,834	2,198
Debt (Note 19)	6,221	6,480
Reclamation and remediation liabilities (Note 4)	1,617	1,606
Deferred income tax liabilities	707	656
Employee-related benefits	498	492
Other long-term liabilities (Note 20)	362	395
Total liabilities	12,239	11,827
Commitments and contingencies (Note 25)

EQUITY
Common stock	800	798
Additional paid-in capital	8,741	8,712
Accumulated other comprehensive income (loss)	(492)	(478)
Retained earnings	1,413	1,242
Newmont stockholders' equity	10,462	10,274
Noncontrolling interests	2,901	2,815
Total equity	13,363	13,089
Total liabilities and equity	$25,602	$24,916

The accompanying notes are an integral part of the condensed consolidated financial statements.

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

NOTE 1     BASIS OF PRESENTATION

The interim Condensed Consolidated Financial Statements (“interim statements”) of Newmont Mining Corporation and its subsidiaries (collectively, “Newmont” or the “Company”) are unaudited. In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these interim statements have been included. The results reported in these interim statements are not necessarily indicative of the results that may be reported for the entire year. These interim statements should be read in conjunction with Newmont’s Consolidated Financial Statements for the year ended December 31, 2014 filed on February 20, 2015 on Form 10-K. The year-end balance sheet data was derived from the audited financial statements and, in accordance with the instructions to Form 10-Q, certain information and footnote disclosures required by United States generally accepted accounting principles (“GAAP”) have been condensed or omitted. References to “A$” refer to Australian currency and “NZ$” to New Zealand currency.

Certain amounts in prior years have been reclassified to conform to the 2015 presentation. Reclassifications are related to a change to our Indonesia and Australia/New Zealand geographic regions (see Note 3). Other reclassified amounts were not material to the financial statements.

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

In September 2014, PT Newmont Nusa Tenggara (“PTNNT”) and the Government of Indonesia signed a Memorandum of Understanding (“MoU”) that resulted in PTNNT receiving a six-month permit to export copper concentrate that expired in mid-March 2015. On March 30, 2015, the Company received a six-month permit extension to export copper concentrate that expires in late September 2015. Effective with the signing of the MoU, PTNNT agreed to pay certain export duties and royalties. The MoU also outlines terms for the six main elements of the Contract of Work renegotiation, which will be incorporated into an amendment of the Contract of Work. The six areas are: concession area size; royalties, taxes and export duties; domestic processing and refining; ownership divestment; utilization of local manpower, domestic goods and services; and duration of the Contract of Work. Negotiations between PTNNT and the Government of Indonesia to amend the Contract of Work remain on-going. No assurances can be made at this time with respect to the outcome of such negotiations and expiration of the export permit without its renewal may negatively impact future operations and financial results at Batu Hijau. As a result of the on-going Contract of Work renegotiations at Batu Hijau, we have evaluated, and will continue to evaluate, the need for asset impairments, inventory write-downs, tax valuation allowances and other applicable accounting charges due to the status of the mine. The total assets at Batu Hijau as of March 31, 2015 and December 31, 2014 were $3,256 and $3,107, respectively.

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

Recently Adopted Accounting Pronouncements

Stock-based compensation

In June 2014, the Financial Accounting Services Board (“FASB”) issued Accounting Standards Update (“ASU”) guidance to resolve the diversity of practice relating to the accounting for stock-based performance awards that the performance target could be achieved after the employee completes the required service period. The update is effective prospectively or retrospectively beginning

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

January 1, 2015. Adoption of the new guidance, effective for the fiscal year beginning January 1, 2015, had no impact on the consolidated financial position, results of operations or cash flows.

Recently Issued Accounting Pronouncements

Debt issuance costs

In April 2015, ASU guidance was issued related to debt issuance costs. This update simplifies the presentation of debt issuance costs by requiring debt issuance costs to be presented as a deduction from the corresponding debt liability. The update is effective in fiscal years, including interim periods, beginning after December 15, 2015, and early adoption is permitted. The Company is currently evaluating this guidance and the impact it will have on the consolidated financial position, results of operations or cash flows.

Consolidations

In February 2015, ASU guidance was issued related to consolidations. This update makes some targeted changes to current consolidation guidance and impacts both the voting and the variable interest consolidation models. In particular, the update will change how companies determine whether limited partnerships or similar entities are variable interest entities. The update is effective in fiscal years, including interim periods, beginning after December 15, 2016, and early adoption is permitted. We currently consolidate certain variable interest entities and we do not expect the updated guidance to have an impact on the consolidated financial position, results of operations or cash flows.

Revenue Recognition

In May 2014, ASU guidance was issued related to revenue from contracts with customers. The new standard provides a five-step approach to be applied to all contracts with customers and also requires expanded disclosures about revenue recognition. The ASU is effective for annual reporting periods beginning after December 15, 2016, including interim periods and is to be retrospectively applied. Early adoption is not permitted. The Company is currently evaluating this guidance and the impact it will have on the consolidated financial position, results of operations or cash flows.

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

NOTE 3     SEGMENT INFORMATION

The Company’s reportable segments are based upon the Company’s management structure that is focused on the geographic region for the Company’s operations. In the first quarter of 2015, the Australia/New Zealand and Indonesia geographic regions were combined into one Asia Pacific geographic region. Geographic regions include North America, South America, Asia Pacific, Africa, and Corporate and Other.

	Sales	Costs Applicable to Sales	Depreciation and Amortization	Advanced Projects and Exploration	Pre-Tax Income (Loss)	Capital Expenditures (1)
Three Months Ended March 31, 2015
Carlin	$276	$178	$45	$3	$47	$57
Phoenix:
Gold	61	41	10
Copper	34	25	6
Total Phoenix	95	66	16	1	8	7
Twin Creeks	149	59	13	2	74	19
Other North America	-	-	-	5	(1)	6
North America	520	303	74	11	128	89

Yanacocha	301	114	71	5	94	15
Other South America	-	-	3	10	(13)	-
South America	301	114	74	15	81	15

Boddington:
Gold	239	157	30
Copper	47	39	7
Total Boddington	286	196	37	1	58	11
Tanami	120	57	19	1	45	16
Waihi	50	19	5	1	25	6
Kalgoorlie	74	60	5	-	11	7
Batu Hijau:
Gold	114	50	9
Copper	246	121	21
Total Batu Hijau	360	171	30	1	135	20
Other Asia Pacific	-	-	4	1	(9)	-
Asia Pacific	890	503	100	5	265	60

Ahafo	121	55	15	6	44	21
Akyem	140	44	22	-	71	11
Other Africa	-	-	-	1	(3)	-
Africa	261	99	37	7	112	32

Corporate and Other	-	-	4	23	(163)	92
Consolidated	$1,972	$1,019	$289	$61	$423	$288

(1)	Includes an increase in accrued capital expenditures of $4; consolidated capital expenditures on a cash basis were $284.

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

	Sales	Costs Applicable to Sales	Depreciation and Amortization	Advanced Projects and Exploration	Pre-Tax Income (Loss)	Capital Expenditures (1)
Three Months Ended March 31, 2014
Carlin	$293	$192	$35	$4	$61	$42
Phoenix:
Gold	70	34	5
Copper	32	26	3
Total Phoenix	102	60	8	1	29	7
Twin Creeks	132	55	11	1	111	32
La Herradura (2)	31	16	8	4	3	6
Other North America	-	-	-	6	(9)	5
North America	558	323	62	16	195	92

Yanacocha	265	221	101	7	(87)	15
Other South America	-	-	-	8	(8)	7
South America	265	221	101	15	(95)	22

Boddington:
Gold	220	142	25
Copper	39	40	6
Total Boddington	259	182	31	-	37	20
Tanami	105	55	17	1	28	20
Jundee (3)	82	42	17	1	21	7
Waihi	33	19	5	-	7	3
Kalgoorlie	118	77	6	1	33	1
Batu Hijau:
Gold	8	8	2
Copper	42	57	13
Total Batu Hijau	50	65	15	1	(51)	15
Other Asia Pacific	-	-	4	1	(12)	1
Asia Pacific	647	440	95	5	63	67

Ahafo	141	61	16	9	44	22
Akyem	153	38	21	-	88	-
Other Africa	-	-	-	2	(3)	-
Africa	294	99	37	11	129	22

Corporate and Other	-	-	3	29	(149)	6
Consolidated	$1,764	$1,083	$298	$76	$143	$209

(1)	Includes a decrease in accrued capital expenditures of $26; consolidated capital expenditures on a cash basis were $235.
(2)	On October 6, 2014, the Company sold its 44% interest in La Herradura.
(3)	The Jundee mine was sold July 1, 2014.

NOTE 4     RECLAMATION AND REMEDIATION

The Company’s Reclamation and remediation expense consisted of:

	Three Months Ended March 31,
	2015	2014
Reclamation and remediation	$1	$-
Accretion - operating	18	18
Accretion - non-operating	4	2
	$23	$20

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

The following is a reconciliation of Reclamation and remediation liabilities:

	Three Months Ended March 31,
	2015	2014
Balance at beginning of period	$1,689	$1,611
Additions, changes in estimates and other	(3)	(8)
Liabilities settled	(24)	(8)
Accretion expense	22	20
Balance at end of period	$1,684	$1,615

At March 31, 2015 and December 31, 2014, $1,512 and $1,497, respectively, were accrued for reclamation obligations relating to operating properties. In addition, the Company is involved in several matters concerning environmental obligations associated with former, primarily historic, mining activities (non-operating). Generally, these matters concern developing and implementing remediation plans at the various sites involved. At March 31, 2015 and December 31, 2014, $172 and $192, respectively, were accrued for such obligations. These amounts are also included in Reclamation and remediation liabilities.

The current portion of Reclamation and remediation liabilities of $67 and $83 at March 31, 2015 and December 31, 2014, respectively, are included in Other current liabilities.

NOTE 5     OTHER EXPENSE, NET

	Three Months Ended March 31,
	2015	2014
Regional administration	$14	$15
Community development	8	11
Restructuring and other	5	7
Western Australia power plant	2	6
Other	10	13
	$39	$52

NOTE 6     OTHER INCOME, NET

	Three Months Ended March 31,
	2015	2014
Gain (loss) on asset sales, net	$44	$46
Foreign currency exchange, net	12	$(14)
Refinery Income, net	8	4
Derivative ineffectiveness, net	1	-
Gain on sale of investments, net	-	4
Impairment of marketable securities	(57)	(1)
Other	3	7
	$11	$46

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

NOTE 7     INCOME AND MINING TAXES

The Company’s income and mining tax expense differed from the amounts computed by applying the United States statutory corporate income tax rate for the following reasons:

	Three Months Ended March 31,
	2015		2014
Income (loss) before income and mining tax and other items		$423		$143

Tax at statutory rate	35%	$148	35%	$50
Reconciling items:
Percentage depletion	(3)%	(15)	(8)%	(11)
Change in valuation allowance on deferred tax assets	10%	44	9%	13
Mining and other taxes	2%	8	6%	8
Disallowed loss on Midas Sale	-	-	9%	13
Effect of foreign earnings, net of credits	1%	3	2%	2
Other	1%	5	2%	3
Income and mining tax expense (benefit)	46%	$193	55%	$78

A valuation allowance is provided for those deferred tax assets for which it is more likely than not that the related benefits will not be realized. In determining the amount of the valuation allowance, each quarter, the Company considers future reversals of existing taxable temporary differences, estimated future taxable income, taxable income in prior carryback year(s), as well as feasible tax planning strategies in each jurisdiction to determine if the deferred tax assets are realizable. If it is determined that the Company will not realize all or a portion of its deferred tax assets, it will place or increase a valuation allowance. Conversely, if determined that it will ultimately be able to realize all or a portion of the related benefits for which a valuation allowance has been provided, all or a portion of the related valuation allowance will be reduced. There are a number of risk factors that could impact the Company’s ability to realize the deferred tax assets.

The Company operates in numerous countries around the world and accordingly it is subject to, and pays annual income taxes under the various income tax regimes in the countries in which it operates. Some of these tax regimes are defined by contractual agreements with the local government, and others are defined by the general corporate income tax laws of the country. The Company has historically filed, and continues to file, all required income tax returns and pay the income taxes determined to be due. The tax rules and regulations in many countries are highly complex and subject to interpretation. From time to time the Company is subject to a review of its historic income tax filings and in connection with such reviews, disputes can arise with the taxing authorities over the interpretation or application of certain rules to the Company’s business conducted within the country involved.

At March 31, 2015, the Company’s total unrecognized tax benefit was $398 for uncertain income tax positions taken or expected to be taken on income tax returns. Of this, $80 represents the amount of unrecognized tax benefits that, if recognized, would affect the Company’s effective income tax rate.

As a result of the statute of limitations that expire in the next 12 months in various jurisdictions, and possible settlements of audit-related issues with taxing authorities in various jurisdictions, with respect to which none of the issues are individually significant, the Company believes that it is reasonably possible that the total amount of its net unrecognized income tax benefits will decrease by approximately $50 to $55 in the next 12 months.

NOTE 8     DISCONTINUED OPERATIONS

Discontinued operations includes a retained royalty obligation (“Holt”) from Holloway Mining Company. Holloway Mining Company, which owned the Holt-McDermott property, was sold to St. Andrew Goldfields Ltd. (“St. Andrew”) in 2006. The Company records adjustments based on short and long-term gold prices, discount rate assumptions and resource estimates published by St. Andrew.

During the first quarter of 2015, the Company recorded a benefit of $8, net of tax expense of $4. During the first quarter of 2014, the Company recorded a charge of $17, net of tax benefit of $8.

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

Net operating cash used in discontinued operations of $3 and $3 in the first quarter of 2015 and 2014 respectively relates to payments on the Holt property royalty.

NOTE 9     NET INCOME (LOSS) ATTRIBUTABLE TO NONCONTROLLING INTERESTS

	Three Months Ended March 31,
	2015	2014
Minera Yanacocha	$5	$(29)
Batu Hijau	45	(23)
TMAC	(6)	(1)
Other	2	1
	$46	$(52)

Newmont has a 51.35% ownership interest in Minera Yanacocha S.R.L. (“Yanacocha”), with the remaining interests held by Compañia de Minas Buenaventura, S.A.A. (43.65%) and the International Finance Corporation (5%). Newmont consolidates Yanacocha due to a majority voting interest.

Newmont has a 48.5% effective economic interest in PT Newmont Nusa Tenggara (“PTNNT”) with remaining interests held by an affiliate of Sumitomo Corporation of Japan and various Indonesian entities. PTNNT operates the Batu Hijau copper and gold mine in Indonesia.

Newmont’s economic ownership interest in TMAC was reduced from 44.69% to 37.79% in January 2015 due to TMAC’s private placement to raise funds. The remaining interests are held by TMAC management and various outside investors.

Newmont consolidates PTNNT and TMAC in its condensed consolidated financial statements as both are primary beneficiaries in variable interest entities (“VIEs”).

The following summarizes the assets and liabilities, inclusive of deferred tax assets and deferred tax liabilities, of our consolidated VIEs (including noncontrolling interests).

	At March 31, 2015		At December 31, 2014
	Total Assets	Total Liabilities	Total Assets	Total Liabilities
TMAC	$59	$16	$38	$17
Batu Hijau	$3,294	$1,213	$3,150	$1,155

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

NOTE 10    INCOME (LOSS) PER COMMON SHARE

Basic income per common share is computed by dividing income available to Newmont common stockholders by the weighted average number of common shares outstanding during the period. Diluted income per common share is computed similarly except that weighted average common shares is increased to reflect all dilutive instruments.

	Three Months Ended March 31,
	2015	2014

Net income (loss) attributable to Newmont stockholders
Continuing operations	$175	$117
Discontinued operations	8	(17)
	$183	$100

Weighted average common shares (millions):
Basic	499	498
Effect of employee stock-based awards	1	1
Diluted	500	499

Income (loss) per common share
Basic:
Continuing operations	$0.35	$0.23
Discontinued operations	0.02	(0.03)
	$0.37	$0.20
Diluted:
Continuing operations	$0.35	$0.23
Discontinued operations	0.02	(0.03)
	$0.37	$0.20

Options to purchase 3 million shares of common stock at average exercise price of $48 were outstanding at March 31, 2015 and 2014, but were not included in the computation of diluted weighted average common shares because their exercise prices exceeded the average price of the Company’s common stock for the respective periods presented.

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

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

NOTE 11   EMPLOYEE PENSION AND OTHER BENEFIT PLANS

	Three Months Ended March 31,
	2015	2014
Pension benefit costs, net
Service cost	$8	$6
Interest cost	11	10
Expected return on plan assets	(15)	(13)
Amortization, net	7	3
	$11	$6

	Three Months Ended March 31,
	2015	2014
Other benefit costs, net
Service cost	$1	$1
Interest cost	2	2
	$3	$3

NOTE 12     STOCK-BASED COMPENSATION

	Three Months Ended March 31,
	2015	2014
Stock options	$-	$1
Restricted stock units	8	7
Performance leveraged stock units	10	3
Strategic performance units	2	3
	$20	$14

NOTE 13    FAIR VALUE ACCOUNTING

The following table sets forth the Company’s assets and liabilities measured at fair value on a recurring basis (at least annually) by level within the fair value hierarchy. As required by accounting guidance, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Fair Value at March 31, 2015
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$1,314	$1,314	$-	$-
Marketable equity securities:
Extractive industries	140	140	-	-
Other	17	17	-	-
Marketable debt securities:
Asset backed commercial paper	21	-	-	21
Auction rate securities	7	-	-	7
Trade receivable from provisional copper and gold concentrate sales, net	219	219	-	-
	$1,718	$1,690	$-	$28
Liabilities:
Derivative instruments, net:
Foreign exchange forward contracts	$99	$-	$99	$-
Diesel forward contracts	33	-	33	-
Boddington contingent consideration	10	-	-	10
Holt property royalty	164	-	-	164
	$306	$-	$132	$174

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

The fair values of the derivative instruments in the table above are presented on a net basis. The gross amounts related to the fair value of the derivatives instruments above are included in the Derivatives Instruments Note. All other fair value disclosures in the above table are presented on a gross basis.

In addition to the financial instruments listed in the table above, we hold other financial instruments including receivables, accounts payable and debt. The carrying amounts for receivables and accounts payable approximated their fair value. The estimated fair value of our outstanding debt, exclusive of capital leases, was $6,437 at March 31, 2015 and the outstanding carrying value was $6,452 at March 31, 2015. The estimated fair values of our outstanding debt were determined based on quoted prices for similar instruments in active markets (Level 2).

The following table sets forth a summary of the quantitative and qualitative information related to the unobservable inputs used in the calculation of the Company’s Level 3 financial assets and liabilities at March 31, 2015:

Description	At March 31, 2015	Valuation technique	Unobservable input	Range/Weighted average
Auction Rate Securities	$7	Discounted cash flow	Weighted average recoverability rate	85%
Asset Backed Commercial Paper	21	Discounted cash flow	Recoverability rate	90%
Boddington Contingent Consideration	10	Monte Carlo	Discount rate	4%
			Long-term gold price	$1,300
			Long-term copper price	$3.00
Holt property royalty	164	Monte Carlo	Weighted average discount rate	4%
			Long-term gold price	$1,300

The following table sets forth a summary of changes in the fair value of the Company’s Level 3 financial assets and liabilities at March 31, 2015:

	Auction Rate Securities	Asset Backed Commercial Paper	Total Assets	Boddington Contingent Royalty	Holt Property Royalty	Total Liabilities
Balance at beginning of period	$6	$24	$30	$10	$179	$189
Settlements	-	-	-	-	(3)	(3)
Revaluation	1	(3)	(2)	-	(12)	(12)
Balance at end of period	$7	$21	$28	$10	$164	$174

At March 31, 2015, assets and liabilities classified within Level 3 of the fair value hierarchy represent 2% and 57%, respectively, of total assets and liabilities measured at fair value.

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

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

Foreign Currency Contracts

Newmont had the following foreign currency derivative contracts outstanding at March 31, 2015:

	Expected Maturity Date
	2015	2016	2017	2018	Total/Average
A$ Operating Fixed Forward Contracts:
A$ notional (millions)	197	158	105	6	466
Average rate ($/A$)	0.97	0.95	0.93	0.92	0.96
Expected hedge ratio	21%	12%	8%	4%
NZ$ Operating Fixed Forward Contracts:
NZ$ notional (millions)	38	12	-	-	50
Average rate ($/NZ$)	0.80	0.80	-	-	0.80
Expected hedge ratio	41%	15%	-	-

Diesel Fixed Forward Contracts

Newmont had the following diesel derivative contracts outstanding at March 31, 2015:

	Expected Maturity Date
	2015	2016	2017	Total/Average
Diesel Fixed Forward Contracts:
Diesel gallons (millions)	17	15	4	36
Average rate ($/gallon)	2.71	2.62	2.69	2.67
Expected Nevada hedge ratio	58%	36%	12%

Derivative Instrument Fair Values

Newmont had the following derivative instruments designated as hedges at March 31, 2015 and December 31, 2014:

	Fair Values of Derivative Instruments
	At March 31, 2015
	Other Current Assets	Other Long-Term Assets	Other Current Liabilities	Other Long-Term Liabilities
Foreign currency exchange contracts:
A$ operating fixed forwards	$-	$-	$52	$44
NZ$ operating fixed forwards	-	-	3	-
Diesel fixed forwards	-	-	23	10
Total derivative instruments (Notes 18 and 20)	$-	$-	$78	$54

	Fair Values of Derivative Instruments
	At December 31, 2014
	Other Current Assets	Other Long-Term Assets	Other Current Liabilities	Other Long-Term Liabilities
Foreign currency exchange contracts:
A$ operating fixed forwards	$-	$-	$45	$40
NZ$ operating fixed forwards	-	-	2	1
Diesel fixed forwards	1	-	25	12
Total derivative instruments (Notes 18 and 20)	$1	$-	$72	$53

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

The following tables show the location and amount of gains (losses) reported in the Company’s Condensed Consolidated Financial Statements related to the Company’s cash flow hedges.

	Foreign Currency Exchange Contracts		Diesel Fixed Forward Contracts		Forward Starting Swap Contracts
For the three months ended March 31,	2015	2014	2015	2014	2015	2014
Cash flow hedging relationships:
Gain (loss) recognized in other comprehensive income	$(27)	$34	$(5)	$(2)	$-	$-
Gain (loss) reclassified from Accumulated other comprehensive income into income (effective portion) (1)	$(7)	$5	$(7)	$-	$(5)	$(5)
Gain (loss) reclassified from Accumulated other comprehensive income into income (ineffective portion) (2)	$-	$-	$1	$-	$-	$-

(1)	The gain (loss) recognized for the effective portion of cash flow hedges is included in Cost applicable to sales, Other Expense, net and Interest expense, net.
(2)	The ineffective portion recognized for cash flow hedges in included in Other Income, net.

Based on fair values at March 31, 2015 the amount to be reclassified from Accumulated other comprehensive income (loss), net of tax to income for derivative instruments during the next 12 months is a loss of approximately $55.

Provisional Gold and Copper Sales

The Company’s provisional gold and copper sales contain an embedded derivative that is required to be separated from the host contract for accounting purposes. The host contract is the receivable from the sale of the gold and copper concentrates at the prevailing indices’ prices at the time of sale. The embedded derivative, which does not qualify for hedge accounting, is marked to market through earnings each period prior to final settlement.

At March 31, 2015, Newmont had gold and copper sales of 161,000 ounces and 157 million pounds priced at an average of $1,187 per ounce and $2.73 per pound, respectively, subject to final pricing over the next several months.

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

NOTE 15     INVESTMENTS

	At March 31, 2015
	Cost/Equity	Unrealized		Fair/Equity
	Basis	Gain	Loss	Basis
Current:
Marketable Equity Securities:
Gabriel Resources Ltd.	$31	$-	$(16)	$15
Other	24	4	(4)	24
	$55	$4	$(20)	$39
Long-term:
Marketable Debt Securities:
Asset backed commercial paper	$20	$1	$-	$21
Auction rate securities	8	-	(1)	7
	28	1	(1)	28
Marketable Equity Securities:
Regis Resources Ltd.	97	-	-	97
Other	18	3	-	21
	115	3	-	118

Other investments, at cost	14	-	-	14
Investment in Affiliates:
Euronimba Ltd.	3	-	-	3
Minera La Zanja S.R.L.	94	-	-	94
Novo Resources Corp.	15	-	-	15
	$269	$4	$(1)	$272

	At December 31, 2014
	Cost/Equity	Unrealized		Fair/Equity
	Basis	Gain	Loss	Basis
Current:
Marketable Equity Securities:
Gabriel Resources Ltd.	$34	$-	$(17)	$17
Other	30	3	(2)	31
	64	3	(19)	48
Certificate of Deposit	25	-	-	25
	$89	$3	$(19)	$73
Long-term:
Marketable Debt Securities:
Asset backed commercial paper	$22	$2	$-	$24
Auction rate securities	8	-	(2)	6
	30	2	(2)	30
Marketable Equity Securities:
Regis Resources Ltd.	153	-	-	153
Other	17	2	-	19
	170	2	-	172

Other investments, at cost	14	-	-	14
Investment in Affiliates:
Euronimba Ltd.	2			2
Minera La Zanja S.R.L.	101	-	-	101
Novo Resources Corp.	15	-	-	15
	$332	$4	$(2)	$334

In February 2015, the Company’s $25 Certificate of Deposit matured.

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

In March 2014, the Company sold its investment in Paladin Energy Ltd. for $25, resulting in a pre-tax gain of $4 recorded in Other income, net.

During the three months ended March 31, 2015, the Company recognized impairments for other-than-temporary declines in value of $57 for marketable securities primarily related to its holdings of Regis Resources Ltd. as a result of the continued decline in stock price.

The following tables present the gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by length of time that the individual securities have been in a continuous unrealized loss position:

	Less than 12 Months		12 Months or Greater		Total
At March 31, 2015	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Marketable equity securities	$25	$20	$-	$-	$25	$20
Auction rate securities	-	-	7	1	7	1
	$25	$20	$7	$1	$32	$21

	Less than 12 Months		12 Months or Greater		Total
At December 31, 2014	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Marketable equity securities	$33	$19	$-	$-	$33	$19
Auction rate securities	-	-	6	2	6	2
	$33	$19	$6	$2	$39	$21

While the fair value of the Company’s investments in marketable equity securities and auction rate securities are below their respective cost, the Company views these declines as temporary. The Company has the ability and intends to hold its auction rate securities until maturity or such time that the market recovers.

NOTE 16     INVENTORIES

	At March 31,	At December 31,
	2015	2014
In-process	$125	$127
Concentrate and copper cathode	88	110
Precious metals	16	12
Materials, supplies and other	455	451
	$684	$700

NOTE 17     STOCKPILES AND ORE ON LEACH PADS

	At March 31,	At December 31,
	2015	2014
Current:
Stockpiles	$536	$445
Ore on leach pads	217	221
	$753	$666
Long-term:
Stockpiles	$2,555	$2,599
Ore on leach pads	250	221
	$2,805	$2,820

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

	At March 31,	At December 31,
	2015	2014
Stockpiles and ore on leach pads:
Carlin	$408	$399
Phoenix	103	103
Twin Creeks	283	285
Yanacocha	482	459
Boddington	391	390
Tanami	13	14
Waihi	3	2
Kalgoorlie	122	116
Batu Hijau	1,251	1,242
Ahafo	396	376
Akyem	106	100
	$3,558	$3,486

The Company recorded write-downs classified as components of Costs applicable to sales of $49 and $110 for the first quarter  of 2015 and 2014 respectively. The Company recorded write-downs classified as components of Depreciation and amortization of $17 and $35 for the first quarter of 2015 and 2014 respectively. Write-downs are recorded to reduce the carrying value of stockpiles and ore on leach pads to net realizable value. Adjustments to net realizable value are a result of current and prior stripping costs, lower long-term metal prices and the associated historical and estimated future processing costs in relation to the Company’s long-term price assumptions.

Of the write-downs in first quarter 2015, $34 are related to Carlin, $3 to Twin Creeks, $8 to Yanacocha, and $21 to Boddington.

Of the write-downs in the first quarter 2014, $24 are related to Carlin, $2 to Twin Creeks, $54 to Yanacocha, $30 to Boddington, and $35 to Batu Hijau.

NOTE 18     OTHER ASSETS

	At March 31,	At December 31,
	2015	2014
Other current assets:
Refinery metal inventory and receivable	$1,252	$606
Prepaid assets	91	147
Other refinery metal receivables	90	124
Derivative instruments	-	1
Other	5	3
	$1,438	$881

Other long-term assets:
Income tax receivable	$222	$215
Restricted cash	182	127
Prepaid royalties	125	125
Intangible assets	107	109
Goodwill	105	105
Taxes other than income and mining	62	59
Debt issuance costs	56	58
Prepaid maintenance costs	28	30
Other	47	55
	$934	$883

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

NOTE 19     DEBT

Scheduled minimum debt repayments are $160 for the remainder of 2015, $222 in 2016, $770 in 2017, $nil in 2018, $1,175 in 2019 and $4,200 thereafter. Scheduled minimum capital lease repayments are $1 in 2015, $2 each year from 2016 to 2019 and $6 thereafter.

On March 31, 2015, the Company made a payment of $200 on the Term Loan Facility, leaving the principal balance at $275 due in 2019.

On March 3, 2015 the Company’s $3,000 Corporate Revolving Credit Facility was amended to extend $2,725 of the facility to March 3, 2020. The remaining $275 matures on March 31, 2019. Fees and other debt issuance costs related to the extension of the facility were capitalized and will be amortized over the term of the facility. There are no borrowings outstanding under the facility at March 31, 2015.

NOTE 20     OTHER LIABILITIES

	At March 31,	At December 31,
	2015	2014
Other current liabilities:
Refinery metal payable and liabilities	$1,252	$606
Deferred income tax	132	132
Accrued operating costs	94	99
Interest	82	71
Derivative instruments	78	72
Reclamation and remediation liabilities	67	83
Accrued capital expenditures	62	59
Royalties	46	67
Taxes other than income and mining	19	21
Holt property royalty	13	12
Other	10	23
	$1,855	$1,245

Other long-term liabilities:
Holt property royalty	$151	$167
Income and mining taxes	63	79
Derivative instruments	54	53
Power supply agreements	32	35
Social development obligations	29	29
Boddington contingent consideration	10	10
Other	23	22
	$362	$395

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

NOTE 21     CHANGES IN EQUITY

	Three Months Ended March 31,
	2015	2014
Common stock:
At beginning of period	$798	$789
Redemptions of Exchangeable Shares	-	8
Stock-based awards	2	1
At end of period	800	798
Additional paid-in capital:
At beginning of period	8,712	8,441
Redemption of Exchangeable Shares	-	(8)
Stock-based awards	17	25
Sale of noncontrolling interests	12	-
At end of period	8,741	8,458
Accumulated other comprehensive income (loss):
At beginning of period	(478)	(182)
Other comprehensive income (loss)	(14)	(23)
At end of period	(492)	(205)
Retained earnings:
At beginning of period	1,242	945
Net income (loss) attributable to Newmont stockholders	183	100
Dividends Paid	(12)	(77)
At end of period	1,413	968
Noncontrolling interests:
At beginning of period	2,815	2,916
Net income (loss) attributable to noncontrolling interests	46	(52)
Dividends paid to noncontrolling interests	(3)	-
Sale of noncontrolling interests, net	43	-
Other comprehensive income	-	(2)
At end of period	2,901	2,862
Total equity	$13,363	$12,881

NOTE 22     RECLASSIFICATIONS OUT OF ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

	Unrealized (loss) on marketable securities, net	Foreign currency translation adjustments	Pension and other post-retirement benefit adjustments	Changes in fair value of cash flow hedge instruments	Total

December 31, 2014	$(142)	$127	$(249)	$(214)	$(478)
Change in other comprehensive income (loss) before reclassifications	(55)	(10)	-	(22)	(87)
Reclassifications from accumulated other comprehensive income (loss)	56	-	5	12	73
Net current-period other comprehensive income (loss)	1	(10)	5	(10)	(14)
March 31, 2015	$(141)	$117	$(244)	$(224)	$(492)

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)		Affected Line Item in the Condensed Consolidated Statement of Income
	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014
Marketable securities adjustments:
Sale of marketable securities	$(1)	$(4)	Other income, net
Impairment of marketable securities	57	1	Other income, net
Total before tax	56	(3)
Tax benefit (expense)	-	1
Net of tax	$56	$(2)
Pension liability adjustments:
Amortization, net	$7	$3	(1)
Total before tax	7	3
Tax benefit (expense)	(2)	(1)
Net of tax	$5	$2
Hedge instruments adjustments:
Operating cash flow hedges	$14	$(5)	Costs applicable to sales
Operating cash flow hedges	(1)	-	Other income, net
Forward starting swap hedges	5	5	Interest expense, net
Total before tax	18	-
Tax benefit (expense)	(6)	-
Net of tax	$12	$-
Total reclassifications for the period, net of tax	$73	$-

(1)

This accumulated other comprehensive income (loss) component is included in General and administrative and costs that benefit the inventory/production process. Refer to Note 2 to the Consolidated Financial Statements for the year ended December 31, 2014 filed February 20, 2015 on Form 10-K for information on costs that benefit the inventory/production process.

NOTE 23     NET CHANGE IN OPERATING ASSETS AND LIABILITIES

Net cash provided from operations attributable to the net change in operating assets and liabilities is composed of the following:

	Three Months Ended March 31,
	2015	2014
Decrease (increase) in operating assets:
Trade and other accounts receivables	$38	$(16)
Inventories, stockpiles and ore on leach pads	(60)	(182)
EGR refinery and other assets	(657)	(256)
Other assets	85	(50)
Increase (decrease) in operating liabilities:
Accounts payable and other accrued liabilities	(112)	(94)
EGR refinery and other liabilities	657	256
Reclamation liabilities	(24)	(8)
	$(73)	$(350)

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

	Three Months Ended March 31, 2015
					Newmont
	Newmont				Mining
	Mining	Newmont	Other		Corporation
Condensed Consolidating Statement of Operation	Corporation	USA	Subsidiaries	Eliminations	Consolidated

Sales	$-	$502	$1,470	$-	$1,972
Costs and expenses
Costs applicable to sales (1)	-	288	731	-	1,019
Depreciation and amortization	1	77	211	-	289
Reclamation and remediation	-	3	20	-	23
Exploration	-	6	27	-	33
Advanced projects, research and development	-	3	25	-	28
General and administrative	-	12	32	-	44
Other expense, net	-	6	33	-	39
	1	395	1,079	-	1,475
Other income (expense)
Other income, net	(28)	9	30	-	11
Interest income - intercompany	33	-	5	(38)	-
Interest expense - intercompany	(3)	-	(35)	38	-
Interest expense, net	(77)	(1)	(7)	-	(85)
	(75)	8	(7)	-	(74)
Income (loss) before income and mining tax and other items	(76)	115	384	-	423
Income and mining tax benefit (expense)	25	(29)	(189)	-	(193)
Equity income (loss) of affiliates	234	(11)	23	(255)	(9)
Income (loss) from continuing operations	183	75	218	(255)	221
Income (loss) from discontinued operations	-	-	8	-	8
Net income (loss)	183	75	226	(255)	229
Net loss (income) attributable to noncontrolling interests	-	-	(77)	31	(46)
Net income (loss) attributable to Newmont stockholders	$183	$75	$149	$(224)	$183
Comprehensive income (loss)	170	82	200	(237)	215
Comprehensive loss (income) attributable to noncontrolling interests	-	-	(71)	25	(46)
Comprehensive income (loss) attributable to Newmont stockholders	$170	$82	$129	$(212)	$169
(1)	Excludes Depreciation and amortization and Reclamation and remediation.

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

	Three Months Ended March 31, 2014
					Newmont
	Newmont				Mining
	Mining	Newmont	Other		Corporation
Condensed Consolidating Statement of Operation	Corporation	USA	Subsidiaries	Eliminations	Consolidated

Sales	$-	$500	$1,264	$-	$1,764
Costs and expenses
Costs applicable to sales (1)	-	298	785	-	1,083
Depreciation and amortization	1	54	243	-	298
Reclamation and remediation	-	2	18	-	20
Exploration	-	4	30	-	34
Advanced projects, research and development	-	11	31	-	42
General and administrative	-	19	26	-	45
Other expense, net	-	6	46	-	52
	1	394	1,179	-	1,574
Other income (expense)
Other income, net	(1)	60	(13)	-	46
Interest income - intercompany	30	-	2	(32)	-
Interest expense - intercompany	(2)	-	(30)	32	-
Interest expense, net	(82)	(1)	(10)	-	(93)
	(55)	59	(51)	-	(47)
Income (loss) before income and mining tax and other items	(56)	165	34	-	143
Income and mining tax benefit (expense)	29	(38)	(69)	-	(78)
Equity income (loss) of affiliates	127	(151)	(17)	41	-
Income (loss) from continuing operations	100	(24)	(52)	41	65
Income (loss) from discontinued operations	-	-	(17)	-	(17)
Net income (loss)	100	(24)	(69)	41	48
Net loss (income) attributable to noncontrolling interests	-	-	66	(14)	52
Net income (loss) attributable to Newmont stockholders	$100	$(24)	$(3)	$27	$100
Comprehensive income (loss)	77	(22)	(84)	52	23
Comprehensive loss (income) attributable to noncontrolling interests	-	-	65	(11)	54
Comprehensive income (loss) attributable to Newmont stockholders	$77	$(22)	$(19)	$41	$77
(1)	Excludes Depreciation and amortization and Reclamation and remediation.

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

	Three Months Ended March 31, 2015
					Newmont
	Newmont				Mining
	Mining	Newmont	Other		Corporation
Condensed Consolidating Statement of Cash Flows	Corporation	USA	Subsidiaries	Eliminations	Consolidated
Operating activities:
Net income (loss)	$183	$75	$226	$(255)	$229
Adjustments	(184)	133	268	255	472
Net change in operating assets and liabilities	103	(180)	4	-	(73)
Net cash provided from continuing operations	102	28	498	-	628
Net cash used in discontinued operations	-	-	(3)	-	(3)
Net cash provided from operations	102	28	495	-	625
Investing activities:
Additions to property, plant and mine development	-	(81)	(203)	-	(284)
Sales of investments	-	25	4	-	29
Proceeds from sale of other assets	-	6	38	-	44
Other	-	-	(3)	-	(3)
Net cash used in investing activities	-	(50)	(164)	-	(214)
Financing activities:
Repayment of debt	(200)	-	(5)	-	(205)
Net intercompany borrowings (repayments)	112	(20)	(92)	-	-
Sale of noncontrolling interests	-	3	34	-	37
Funding from noncontrolling interests	-	-	47	-	47
Acquisition of noncontrolling interests	-	-	(3)	-	(3)
Dividends paid to noncontrolling interests	-	-	(3)	-	(3)
Dividends paid to common stockholders	(12)	-	-	-	(12)
Restricted cash and other	(2)	1	(56)	-	(57)
Net cash used in financing activities	(102)	(16)	(78)	-	(196)
Effect of exchange rate changes on cash	-	-	(20)	-	(20)
Net change in cash and cash equivalents	-	(38)	233	-	195
Cash and cash equivalents at beginning of period	-	1,097	1,306	-	2,403
Cash and cash equivalents at end of period	$-	$1,059	$1,539	$-	$2,598

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

	Three Months Ended March 31, 2014
					Newmont
	Newmont				Mining
	Mining	Newmont	Other		Corporation
Condensed Consolidating Statement of Cash Flows	Corporation	USA	Subsidiaries	Eliminations	Consolidated
Operating activities:
Net income (loss)	$100	$(24)	$(69)	$41	$48
Adjustments	(120)	261	385	(41)	485
Net change in operating assets and liabilities	(29)	(45)	(276)	-	(350)
Net cash provided from (used in) continuing operations	(49)	192	40	-	183
Net cash used in discontinued operations	-	-	(3)	-	(3)
Net cash provided from (used in) operations	(49)	192	37	-	180
Investing activities:
Additions to property, plant and mine development	-	(84)	(151)	-	(235)
Acquisitions, net	-	-	(28)	-	(28)
Sales of investments	25	-	-	-	25
Purchases of investments	-	-	(1)	-	(1)
Proceeds from sale of other assets	-	-	70	-	70
Other	-	3	(12)	-	(9)
Net cash provided from (used in) investing activities	25	(81)	(122)	-	(178)
Financing activities:
Proceeds from debt, net	(7)	-	10	-	3
Net intercompany borrowings (repayments)	108	(215)	107	-	-
Acquisition of noncontrolling interests	-	-	(2)	-	(2)
Dividends paid to common stockholders	(77)	-	-	-	(77)
Restricted cash and other	-	-	(4)	-	(4)
Net cash provided from (used in) financing activities	24	(215)	111	-	(80)
Effect of exchange rate changes on cash	-	-	(2)	-	(2)
Net change in cash and cash equivalents	-	(104)	24	-	(80)
Cash and cash equivalents at beginning of period	-	428	1,127	-	1,555
Cash and cash equivalents at end of period	$-	$324	$1,151	$-	$1,475

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

	At March 31, 2015
					Newmont
	Newmont				Mining
	Mining	Newmont	Other		Corporation
Condensed Consolidating Balance Sheet	Corporation	USA	Subsidiaries	Eliminations	Consolidated
Assets
Cash and cash equivalents	$-	$1,059	$1,539	$-	$2,598
Trade receivables	-	28	209	-	237
Other accounts receivables	-	-	179	-	179
Intercompany receivable	4,177	6,182	7,097	(17,456)	-
Investments	-	-	39	-	39
Inventories	-	153	531	-	684
Stockpiles and ore on leach pads	-	220	533	-	753
Deferred income tax assets	3	139	81	-	223
Other current assets	-	56	1,382	-	1,438
Current assets	4,180	7,837	11,590	(17,456)	6,151
Property, plant and mine development, net	27	3,200	10,424	(39)	13,612
Investments	-	15	257	-	272
Investments in subsidiaries	14,785	4,109	2,857	(21,751)	-
Stockpiles and ore on leach pads	-	567	2,238	-	2,805
Deferred income tax assets	182	631	1,506	(491)	1,828
Long-term intercompany receivable	1,864	227	668	(2,759)	-
Other long-term assets	45	232	657	-	934
Total assets	$21,083	$16,818	$30,197	$(42,496)	$25,602
Liabilities
Debt	$-	$1	$230	$-	$231
Accounts payable	-	64	312	-	376
Intercompany payable	4,434	5,158	7,864	(17,456)	-
Employee-related benefits	-	79	129	-	208
Income and mining taxes	-	-	164	-	164
Other current liabilities	80	143	1,632	-	1,855
Current liabilities	4,514	5,445	10,331	(17,456)	2,834
Debt	5,862	11	348	-	6,221
Reclamation and remediation liabilities	-	238	1,379	-	1,617
Deferred income tax liabilities	-	45	1,153	(491)	707
Employee-related benefits	-	348	150	-	498
Long-term intercompany payable	245	-	2,553	(2,798)	-
Other long-term liabilities	-	28	334	-	362
Total liabilities	10,621	6,115	16,248	(20,745)	12,239
Equity
Newmont stockholders’ equity	10,462	10,703	9,366	(20,069)	10,462
Noncontrolling interests	-	-	4,583	(1,682)	2,901
Total equity	10,462	10,703	13,949	(21,751)	13,363
Total liabilities and equity	$21,083	$16,818	$30,197	$(42,496)	$25,602

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

	At December 31, 2014
					Newmont
	Newmont				Mining
	Mining	Newmont	Other		Corporation
Condensed Consolidating Balance Sheet	Corporation	USA	Subsidiaries	Eliminations	Consolidated
Assets
Cash and cash equivalents	$-	$1,097	$1,306	$-	$2,403
Trade receivables	-	23	163	-	186
Other accounts receivables	-	21	269	-	290
Intercompany receivable	4,058	6,027	6,698	(16,783)	-
Investments	-	25	48	-	73
Inventories	-	157	543	-	700
Stockpiles and ore on leach pads	-	201	465	-	666
Deferred income tax assets	3	153	84	-	240
Other current assets	-	95	786	-	881
Current assets	4,061	7,799	10,362	(16,783)	5,439
Property, plant and mine development, net	28	3,190	10,473	(41)	13,650
Investments	-	13	321	-	334
Investments in subsidiaries	14,553	4,121	2,822	(21,496)	-
Stockpiles and ore on leach pads	-	580	2,240	-	2,820
Deferred income tax assets	275	535	1,470	(490)	1,790
Long-term intercompany receivable	1,968	220	700	(2,888)	-
Other long-term assets	48	238	597	-	883
Total assets	$20,933	$16,696	$28,985	$(41,698)	$24,916
Liabilities
Debt	$-	$1	$165	$-	$166
Accounts payable	-	60	346	-	406
Intercompany payable	4,299	5,034	7,450	(16,783)	-
Employee-related benefits	-	141	166	-	307
Income and mining taxes	-	-	74	-	74
Other current liabilities	67	176	1,002	-	1,245
Current liabilities	4,366	5,412	9,203	(16,783)	2,198
Debt	6,055	5	420	-	6,480
Reclamation and remediation liabilities	-	236	1,370	-	1,606
Deferred income tax liabilities	-	43	1,103	(490)	656
Employee-related benefits	-	343	149	-	492
Long-term intercompany payable	238	-	2,691	(2,929)	-
Other long-term liabilities	-	37	358	-	395
Total liabilities	10,659	6,076	15,294	(20,202)	11,827
Equity
Newmont stockholders’ equity	10,274	10,620	9,225	(19,845)	10,274
Noncontrolling interests	-	-	4,466	(1,651)	2,815
Total equity	10,274	10,620	13,691	(21,496)	13,089
Total liabilities and equity	$20,933	$16,696	$28,985	$(41,698)	$24,916

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

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

Operating Segments

The Company’s operating segments are identified in Note 3. Except as noted in this paragraph, all of the Company’s commitments and contingencies specifically described herein relate to the Corporate and Other reportable segment. The Yanacocha matters relate to the Yanacocha reportable segment. The PTNNT matters relate to the Batu Hijau reportable segment. The Fronteer matters relate to the Other North America reportable segment.

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

Estimated future reclamation costs are based principally on legal and regulatory requirements. At March 31, 2015 and December 31, 2014, $1,512 and $1,497, respectively, were accrued for reclamation costs relating to currently or recently producing mineral properties in accordance with asset retirement obligation guidance. The current portions of $42 and $42 at March 31, 2015 and December 31, 2014, respectively, are included in Other current liabilities.

In addition, the Company is involved in several matters concerning environmental obligations associated with former mining activities. Generally, these matters concern developing and implementing remediation plans at the various sites involved. The Company believes that the related environmental obligations associated with these sites are similar in nature with respect to the development of remediation plans, their risk profile and the compliance required to meet general environmental standards. Based upon the Company’s best estimate of its liability for these matters, $172 and $192 were accrued for such obligations at March 31, 2015 and December 31, 2014, respectively. These amounts are included in Other current liabilities and Reclamation and remediation liabilities. Depending upon the ultimate resolution of these matters, the Company believes that it is reasonably possible that the liability for these matters could be as much as 130% greater or 1% lower than the amount accrued at March 31, 2015. The amounts accrued are reviewed periodically based upon facts and circumstances available at the time. Changes in estimates are recorded in Reclamation and remediation in the period estimates are revised.

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

Administrative Actions. The Peruvian government agency responsible for environmental evaluation and inspection, Organismo Evaluacion y Fiscalizacion Ambiental (“OEFA”), conducts periodic reviews of the Yanacocha site. In 2011, 2012, and 2013, and the first quarter of 2015, OEFA issued notices of alleged violations of OEFA standards to Yanacocha and Conga relating to past inspections. Total fines for all outstanding OEFA alleged violations remain dependent upon the number of units associated with the alleged violations. In the first quarter of 2015, the water authority of Cajamarca issued notices of alleged regulatory violations. The alleged OEFA violations currently range from zero to 100,120 units and the water authority alleged violations range from zero to 20,000 units, with each unit having a potential fine equivalent to approximately $.00130 ($0 to $156). Yanacocha and Conga are responding to all notices of alleged violations, but cannot reasonably predict the outcome of the agency allegations.

During the first quarter, the Peruvian government agency responsible for certain environmental regulations, Ministry of the Environment ("MINAM"), issued proposed in-stream water quality criteria pursuant to which MINAM may require mining companies, including Yanacocha, to comply. These criteria would modify the in-stream water quality criteria, pursuant to which Yanacocha has been designing water treatment processes and infrastructure, with a compliance deadline of December 2015.  The proposed criteria may require additional and potentially different water treatment infrastructure from that required under the December 2015 compliance deadline.  Yanacocha has appealed for an extension to the December 2015 compliance deadline for these previously announced in-stream water quality criteria, which remains pending.  Yanacocha is currently assessing redesign and treatment options in connection with the recently proposed criteria.  Those redesign and enhanced treatment options may result in increased costs and require additional time for implementation.  If Yanacocha is unsuccessful in appealing or meeting the requirements by the deadlines, it could result in potential fines and penalties relating to intermittent non-compliant exceedances, permitting delays or impacts to operations. See Item1A, Risk Factors in Newmont’s Annual Report on Form 10-K for the year ended December 31, 2014 filed February 20, 2015 for a description of risks relating to hazards and uncertainties associates with mining and compliance with increasing environmental regulations.

Conga Project Constitutional Claim. On October 18, 2012, Marco Antonio Arana Zegarra filed a constitutional claim against the Ministry of Energy and Mines and Yanacocha requesting the Court to order the suspension of Conga Project as well as to declare not applicable the October 27, 2010, directorial resolution approving the Conga Project Environmental Impact Assessment (“EIA”). On October 23, 2012, a Cajamarca judge dismissed the claims based on formal grounds finding that: 1) plaintiffs had not exhausted previous administrative proceedings; 2) the directorial resolution approving the Conga EIA is valid, and was not challenged when issued in the administrative proceedings; 3) there was inadequate evidence to conclude that the Conga Project is a threat to the constitutional right of living in an adequate environment, and; 4) the directorial resolution approving the Conga Project EIA does not guarantee that the Conga Project will proceed, so there was no imminent threat to be addressed by the Court. The plaintiffs appealed the dismissal of the case. The Civil Court of the Superior Court of Cajamarca confirmed the above mentioned resolution and the plaintiff presented an appeal. On March 13, 2015, the Constitutional Court published its ruling stating that the case should be sent back to the first court with an order to formally admit the case and start the judicial process in order to review the claim and the proofs presented by the plaintiff. Yanacocha will answer the claim. Neither the Company nor Yanacocha can reasonably predict the outcome of this litigation.

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

Administrative Claim: On April 8, 2015, PTNNT received a summons for a hearing in Jakarta State Administrative Court in which PTNNT learned that two individual plaintiffs of NTB Province filed a claim with the Jakarta State Administrative Court against the Director General of Mineral and Coal of the Ministry of Energy and Mineral Resources of the Republic of Indonesia (“MEMR”). The claim alleges that the Memorandum of Understanding (“MOU”) between MEMR and PTNNT dated September 3, 2014, and the subsequent granting of an export permit violated Indonesian legal principles of good governance. The administrative claim requests suspension and annulment of the MOU and export permits. PTNNT will request intervention into the case, but cannot reasonably predict the outcome of the litigation.

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

Other Commitments and Contingencies

Tax contingencies are provided for in accordance with ASC income tax guidance.

The Company has minimum royalty obligations on one of its producing mines in Nevada for the life of the mine. Amounts paid as a minimum royalty (where production royalties are less than the minimum obligation) in any year are recoverable in future years when the minimum royalty obligation is exceeded. Although the minimum royalty requirement may not be met in a particular year, the Company expects that over the mine life, gold production will be sufficient to meet the minimum royalty requirements. Minimum royalty payments payable are $30 in 2015, $32 in 2016 through 2019 and $190 thereafter.

As part of its ongoing business and operations, the Company and its affiliates are required to provide surety bonds, bank letters of credit and bank guarantees as financial support for various purposes, including environmental reclamation, exploration permitting, workers compensation programs and other general corporate purposes. At March 31, 2015 and December 31, 2014, there were $1,879 and $1,865, respectively, of outstanding letters of credit, surety bonds and bank guarantees. The surety bonds, letters of credit and bank guarantees reflect fair value as a condition of their underlying purpose and are subject to fees competitively determined in the market place. The obligations associated with these instruments are generally related to performance requirements that the Company addresses through its ongoing operations. As the specific requirements are met, the beneficiary of the associated instrument cancels and/or returns the instrument to the issuing entity. Certain of these instruments are associated with operating sites with long-lived assets and will remain outstanding until closure. Generally, bonding requirements associated with environmental regulation are becoming more restrictive. However, the Company believes it is in compliance with all applicable bonding obligations and will be able to satisfy future bonding requirements through existing or alternative means, as they arise.

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

The following Management’s Discussion and Analysis (“MD&A”) provides information that management believes is relevant to an assessment and understanding of the consolidated financial condition and results of operations of Newmont Mining Corporation and its subsidiaries (collectively, “Newmont,” the “Company,” “our” and “we”). We use certain non-GAAP financial measures in our MD&A. For a detailed description of each of the non-GAAP measures used in this MD&A, please see the discussion under “Non-GAAP Financial Measures” beginning on page 46. References to “A$” refer to Australian currency, “C$” to Canadian currency and “NZ$” to New Zealand currency.

This item should be read in conjunction with our interim unaudited Condensed Consolidated Financial Statements and the notes thereto included in this quarterly report. Additionally, the following discussion and analysis should be read in conjunction with Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations and the consolidated financial statements included in Part II of our Annual Report on Form 10-K for the year ended December 31, 2014 filed February 20, 2015.

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

We continue to position the business to capture benefits of economic recovery and demand growth in the current volatile commodity market environment. Our team has spent considerable time optimizing our project portfolio and we continue to move forward with developing projects that generate value. We are focused on providing sustainable efficiency, productivity and cost improvements over the next three years and expect to deliver significant cost and cash savings improvement initiatives. One of the programs we launched in 2013 and continue to progress in 2015 to achieve these improvements is the Full Potential program (“Full Potential”). Full Potential is designed to leverage our industry experience and discipline to accelerate the delivery of business improvement opportunities across our operations and support areas, resulting in improved levels of operating cash flow.

First quarter 2015 highlights are included below and discussed further in Results of Consolidated Operations.

Operating highlights

●	Sales of $1,972 for the first quarter of 2015;
●	Average realized gold and copper prices of $1,203 per ounce and $2.34 per pound, respectively, for the first quarter of 2015;
●	Consolidated gold production of 1,362,000 ounces (1,213,000 attributable ounces) for the first quarter of 2015, at Costs applicable to sales of $609 per ounce;
●	Consolidated copper production of 139 million pounds (83 million attributable pounds) for the first quarter of 2015, at Costs applicable to sales of $1.33 per pound;
●	Gold operating margin of $594 per ounce for the first quarter of 2015. (see “Non-GAAP Financial Measures” on page 46)

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

Turf Vent Shaft, Nevada. The Turf No. 3 Vent Shaft Project is in the construction phase, is planned to achieve commercial production in late 2015 and is expected to add between 100,000 and 150,000 ounces of production annually to Leeville. Capital costs for the project are estimated between $350 and $400. As of March 31, 2015, total capital costs were $269 of which $19 related to the first quarter. The Turf No. 3 Vent Shaft project provides the ventilation required to increase production, and decrease mine costs over the 11 year mine life at Leeville.

Merian, Suriname. On July 29, 2014 the Board of Directors of Newmont approved full funding for the Merian project in Suriname and construction began in August 2014. Following the project approval by Newmont, the Government of Suriname granted the Right of Exploitation on August 22, 2014. The Government of Suriname opted for a 25% ownership in the Merian Project and made their earn-in payments. The project allows Newmont to pursue a new district with upside potential and the opportunity to grow and extend the operating life of the South American region. Average estimated gold production (on a 100% basis) of 400,000 to 500,000 ounces per year is expected for the first five years, once Merian comes into production in late 2016. Total capital spend on the project is expected to range from $600 to $700 on an attributable basis. As of March 31, 2015 total capital costs were $223, of which $63 related to the first quarter on an attributable basis. At December 31, 2014, gold reserves at Merian contained 104,700 thousand tons of probable reserves, grading 0.034 ounces per ton for 3.6 million ounces on an attributable basis.

Waihi Correnso, New Zealand. Waihi Correnso is in the construction phase and achieved commercial production in January 2015. Construction activities are expected to be complete in the second quarter of 2015. Total capital costs of the project are estimated at approximately $30 to $40. As of March 31, 2015 total capital costs were $31, of which $6 related to the first quarter. The project is an extension of the operating Favona, Moonlight and Trio underground mines and will leverage the existing surface and processing infrastructure. The Correnso deposit is a conventional high grade vein, and offers upside resource potential in and around Waihi.

Long Canyon, Nevada. The Board of Directors approved full funding for the first phase of the Long Canyon project in the first quarter of 2015. The Environmental Impact Statement Record of Decision was issued by the Bureau of Land Management on April 7, 2015. The project is now under construction and is expected to achieve commercial production in the first half of 2017. This first phase of development consists of an open pit mine and heap leach operation with production between 100,000 and 150,000 ounces per year over an eight year mine life. Total capital costs of the project are estimated between $250 and $300. We are currently assessing mining and processing options; and completing a three-year infill drilling program to inform our approach to Phase 2. At December 31, 2014, we reported 18,400 thousand tons of probable reserves, grading 0.067 ounce per ton for 1.2 million ounces of gold reserves at Long Canyon.

Conga, Peru. Due to local political and community protests, construction and development activities at the Conga project were largely suspended in November 2011. The results of the Environmental Impact Assessment (“EIA”) independent review were announced in April 2012 and confirmed our initial EIA met Peruvian and International standards. The review made recommendations to provide additional water capacity and social funds, which we have largely accepted. Following review of the recommendation, we announced our decision to move the project forward on a “water first” approach. In the first half of 2014, a Conga Restart Study was completed to identify and test alternatives to advancing development of the project. Following this assessment, a new plan was developed to reduce spending to focus on only the most critical work – protecting people and assets, engaging with communities, and maintaining existing project infrastructure – while maintaining optionality. Newmont will not proceed with the full development of Conga without social acceptance, solid project economics and potentially another partner to help defray costs and risk. At December 31, 2014 we reported 303,400 thousand tons of probable reserves, grading 0.021 ounces per ton for 6.5 million attributable ounces of gold reserves and 0.28% copper for 1,690 million attributable pounds of copper reserves at Conga. Construction of Conga and the implementation of the independent EIA review recommendations will continue provided it can be done in a safe manner with risk-adjusted returns that justify future investment. Should we be unable to continue with the current development plan at Conga, we may reprioritize and reallocate capital to other alternatives, which may result in a potential accounting impairment.

Tanami Expansion, Australia. The goal of the Tanami Expansion project is to increase production and lower all-in sustaining costs per ounce of the mine. Incremental improvements are driven by bringing ounces forward, mining additional ounces at depth and leveraging the fixed costs of the mine and processing facilities. The scope for this project includes a ventilation upgrade, additional mining equipment, additional mine access (Dual Access) and increasing process plant capacity and recovery. For a capital cost of between $100 and $120, the project would add incremental gold production of 100,000 to 125,000 ounces (first five year average) at lower costs and increase mine life by three years. If approved later this year, additional production would come on line in 2017.

Ahafo Mill Expansion, Ghana. We continue to evaluate development alternatives for this project. Current engineering efforts are focused on reducing the scale of the project. The project would increase profitable production by 100,000 to 125,000 ounces (first five year average) while lowering costs and off-setting the impacts of lower grades and harder ore. Capital costs are expected to be between $140 and $160. If approved in the second half of 2015, the additional production would be expected in 2017.

Subika Underground, Ghana. Subika Underground is in the confirmation stage of development as work continues to optimize the mine plan and reduce costs. The project is expected to produce approximately 200,000 ounces of gold per year and an investment decision is expected in late 2015 or 2016.

Selected Financial and Operating Results

	Three Months Ended March 31,
	2015	2014
Sales	$1,972	$1,764
Income (loss) from continuing operations	$221	$65
Net income (loss)	$229	$48
Net income (loss) attributable to Newmont stockholders	$183	$100
Per common share, basic:
Income (loss) from continuing operations attributable to Newmont stockholders	$0.35	$0.23
Net income (loss) attributable to Newmont stockholders	$0.37	$0.20
Adjusted net income (loss) (1)	$229	$121
Adjusted net income (loss) per share, basic (1)	$0.46	$0.24
Consolidated gold ounces (thousands)
Produced	1,362	1,292
Sold (2)	1,367	1,278
Consolidated copper pounds (millions)
Produced	139	77
Sold	139	45
Average price received, net:
Gold (per ounce)	$1,203	$1,293
Copper (per pound)	$2.34	$2.50
Consolidated costs applicable to sales: (3)
Gold (per ounce)	$609	$751
Copper (per pound)	$1.33	$2.71
Operating margin: (1)
Gold (per ounce)	$594	$542
Copper (per pound)	$1.01	$(0.21)
(1)	See “Non-GAAP Financial Measures” on page 46.
(2)	Excludes development ounces.
(3)	Excludes Depreciation and amortization and Reclamation and remediation.

Consolidated Financial Results

Net income (loss) attributable to Newmont stockholders for the first quarter of 2015 was $183 ($0.37 per share) compared to income of $100 ($0.20 per share) for the first quarter of 2014. Results for the first quarter of 2015 compared to the first quarter of 2014 were impacted by higher gold and copper sales volumes, lower gold and copper unit costs and lower project spending, partially offset by lower realized gold and copper prices.

Gold Sales were marginally lower in the first quarter of 2015 compared to the first quarter of 2014 due to lower realized prices and ounces related to Midas, Jundee and La Herradura which were sold in 2014, mostly offset by higher sales volumes in existing operations. The following analysis summarizes consolidated gold sales:

	Three Months Ended March 31,
	2015	2014
Consolidated gold sales:
Gross before provisional pricing	$1,664	$1,651
Provisional pricing mark-to-market	(1)	4
Gross after provisional pricing	1,663	1,655
Treatment and refining charges	(18)	(4)
Net	$1,645	$1,651
Consolidated gold ounces sold (thousands):	1,367	1,278
Average realized gold price (per ounce):
Gross before provisional pricing	$1,217	$1,292
Provisional pricing mark-to-market	(1)	4
Gross after provisional pricing	1,216	1,296
Treatment and refining charges	(13)	(3)
Net	$1,203	$1,293

The change in consolidated gold sales is due to:

Three Months Ended
March 31,
2015 vs. 2014
Change in consolidated ounces sold	$116
Change in average realized gold price	(108)
Change in treatment and refining charges	(14)
$(6)

Copper Sales increased 189% in the first quarter of 2015 compared to the first quarter of 2014 due to higher sales volumes partially offset by lower average realized prices. The following analysis summarizes consolidated copper sales:

	Three Months Ended March 31,
	2015	2014
Consolidated copper sales:
Gross before provisional pricing	$370	$141
Provisional pricing mark-to-market	(16)	(17)
Gross after provisional pricing	354	124
Treatment and refining charges	(27)	(11)
Net	$327	$113
Consolidated copper pounds sold (millions):	139	45
Average realized copper price (per pound):
Gross before provisional pricing	$2.66	$3.14
Provisional pricing mark-to-market	(0.12)	(0.39)
Gross after provisional pricing	2.54	2.75
Treatment and refining charges	(0.20)	(0.25)
Net	$2.34	$2.50

The change in consolidated copper sales is due to:

Three Months Ended
March 31,
2015 vs. 2014
Change in consolidated pounds sold	$258
Change in average realized copper price	(28)
Change in treatment and refining charges	(16)
$214

The following is a summary of consolidated gold and copper sales, net:

	Three Months Ended March 31,
	2015	2014
Gold
North America:
Carlin	$276	$293
Phoenix	61	70
Twin Creeks	149	132
La Herradura (1)	-	31
	486	526
South America:
Yanacocha	301	265

Asia Pacific:
Boddington	239	220
Tanami	120	105
Jundee (2)	-	82
Waihi	50	33
Kalgoorlie	74	118
Batu Hijau	114	8
	597	566
Africa:
Ahafo	121	141
Akyem	140	153
	261	294
	1,645	1,651
Copper
North America:
Phoenix	34	32
Asia Pacific:
Boddington	47	39
Batu Hijau	246	42
	293	81
	327	113
	$1,972	$1,764

(1)	On October 6, 2014, the Company sold its 44% interest in La Herradura.
(2)	The Jundee mine was sold July 1, 2014.

The following is a summary of Costs applicable to sales and Depreciation and amortization:

	Costs Applicable		Depreciation and
	to Sales		Amortization
	Three Months Ended		Three Months Ended
	March 31,		March 31,
	2015	2014	2015	2014
Gold
North America:
Carlin	$178	$192	$45	$35
Phoenix	41	34	10	5
Twin Creeks	59	55	13	11
La Herradura (1)	-	16	-	8
	278	297	68	59
South America:
Yanacocha	114	221	71	101

Asia Pacific:
Boddington	157	142	30	25
Tanami	57	55	19	17
Jundee (2)	-	42	-	17
Waihi	19	19	5	5
Kalgoorlie	60	77	5	6
Batu Hijau	50	8	9	2
	343	343	68	72
Africa:
Ahafo	55	61	15	16
Akyem	44	38	22	21
	99	99	37	37
	834	960	244	269
Copper
North America:
Phoenix	25	26	6	3
Asia Pacific:
Boddington	39	40	7	6
Batu Hijau	121	57	21	13
	185	123	34	22
Other
Corporate and other	-	-	11	7
	$1,019	$1,083	$289	$298

(1)	On October 6, 2014, the Company sold its 44% interest in La Herradura.
(2)	The Jundee mine was sold July 1, 2014.

Costs applicable to sales includes a 18% reduction in direct operating costs in the first quarter of 2015 compared to the first quarter of 2014 due primarily to Full Potential Projects, lower fuel prices and a favorable Australian dollar/U.S. dollar exchange rate the sale of Midas, Jundee and La Herradura in 2014. Costs applicable to sales for gold decreased in the first quarter of 2015 compared to the first quarter of 2014 due to the direct operating cost reductions mentioned above and lower stockpile and leach pad inventory adjustments. Costs applicable to sales for copper increased in the first quarter of 2015 compared to the first quarter of 2014 due to higher production as a result of accessing phase 6 ore at Batu Hijau, the MoU with the Government of Indonesia and the resulting permits issued allowing PTNNT to export and sell copper concentrates partially offset by the aforementioned reduction in direct operating costs and lower stockpile and leach pad inventory adjustments. For a complete discussion regarding variations in operations, see Results of Consolidated Operations below.

Depreciation and amortization for gold in the first quarter of 2015 decreased compared to the first quarter of 2014 due to lower stockpile inventory adjustments and from the sale of Midas, Jundee and La Herradura. Depreciation and amortization for copper in the first quarter of 2015 increased compared to the first quarter of 2014 due to higher production and the PTNNT permit issue mentioned above partially offset by lower stockpile inventory adjustments.

Exploration expense decreased $1 in the first quarter of 2015 compared to the first quarter of 2014 due to timing of both brownfields and greenfields expenditures in all our regions.

Advanced projects, research and development expense decreased $14 in the first quarter of 2015 compared to the first quarter of 2014 due to deferment of various studies, reductions in project and technical services costs and our decision to move Merian from advanced projects to execution.

General and administrative expense decreased by $1 for the first quarter of 2015 compared to the first quarter of 2014 due primarily to lower labor costs.

Other expense, net decreased by $13 in the first quarter of 2015 compared to the first quarter of 2014 primarily due to lower community development and power plant expenses.

Other income, net decreased by $35 in the first quarter of 2015 compared to the first quarter of 2014 due to higher impairment charges on marketable securities in the first quarter of 2015, partially offset by higher foreign currency exchange gains during the same period.

Interest expense, net decreased by $8 for the first quarter of 2015 compared to the first quarter of 2014 due to increased capitalized interest and decreased discount amortization expense as a result of the payoff of the 2014 senior convertible note in July 2014. Capitalized interest increased by $3 in the first quarter of 2015 compared to the first quarter of 2014 due to the Merian Project.

Income and mining tax expenses during the first quarter of 2015 resulted in an estimated expense of $193, for an effective tax rate of 46%. Estimated income and mining tax expense during the first quarter of 2014 was $78 for an effective tax rate of 55%. The Company’s effective tax rate is driven by a number of factors as illustrated in the table below. The effective tax rate for the first quarter of 2015 differs from the effective tax rate for the first quarter of 2014 primarily due to a decrease in the benefit for percentage depletion resulting from the jurisdictional mix of income and increases in valuation allowance related to higher foreign taxes, which is partially offset by the beneficial effect of related foreign earnings, and the impairment of marketable securities. In addition, the effective tax rate for the first quarter of 2014 was negatively impacted by the non-cash expense related to the sale of the Midas mine.

	Three Months Ended March 31,
	2015		2014		Variance
Income (loss) before income and mining tax and other items		$423		$143

Tax at statutory rate	35%	$148	35%	$50
Reconciling items:
Percentage depletion	(3)%	(15)	(8)%	(11)	5%
Change in valuation allowance on deferred tax assets	10%	44	9%	13	1%
Mining and other taxes	2%	8	6%	8	(4)%
Disallowed loss on Midas Sale	-	-	9%	13	(9)%
Effect of foreign earnings, net of credits	1%	3	2%	2	(1)%
Other	1%	5	2%	3	(1)%
Income and mining tax expense (benefit)	46%	$193	55%	$78	(9)%

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

There are a number of factors that can potentially impact the Company’s effective tax, including the geographic distribution of income, the non-recognition of tax assets, percentage depletion, changes in tax laws, and the impact of specific transactions and assessments. For a complete discussion of the factors that influence our effective tax rate, see Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations for the year ended December 31, 2014 filed February 20, 2015 on Form 10-K.

Due to the factors discussed above and the sensitivity of the Company’s income tax expense and effective tax rate to these factors, it is expected that the effective tax rate will fluctuate, sometimes significantly, in future periods.

Net loss (income) attributable to noncontrolling interests in the first quarter of 2015 was a gain of $46 compared to a loss of $52 in the first quarter of 2014. The gain is a result of increased earnings at Batu Hijau and Minera Yanacocha.

Income (loss) from discontinued operations includes a decrease in the Holt property royalty liability as of March 31, 2015. During the first quarter of 2015, the Company recorded a benefit of $8, net of tax expense of $4. During the first quarter of 2014, the Company recorded a charge of $17, net of tax benefit of $8. Due to the nature of the sliding scale royalty calculation, changes in expected production, discount rates and gold price have a significant impact on the fair value of the liability.

Results of Consolidated Operations

	Gold or Copper Produced		Costs Applicable to Sales (1)		Depreciation and Amortization		All-In Sustaining Costs (2)
	2015	2014	2015	2014	2015	2014	2015	2014
Three Months Ended March 31,
GOLD	(ounces in thousands)		($ per ounce)		($ per ounce)		($ per ounce)
North America	405	405	$690	$726	$171	$145	$895	$958
South America	248	208	461	1,075	288	488	707	1,403
Asia Pacific	493	454	677	790	142	174	818	959
Africa	216	225	463	428	171	162	640	616
Total/Weighted-Average	1,362	1,292	$609	$751	$186	$216	$849	$1,034
Attributable to Newmont (3)	1,213	1,210

COPPER	(pounds in millions)		($ per pound)		($ per pound)		($ per pound)
North America	12	12	$1.93	$2.39	$0.45	$0.28	$2.38	$2.55
Asia Pacific	127	65	1.27	2.83	0.22	0.55	1.67	4.03
Total/Weighted-Average	139	77	$1.33	$2.71	$0.25	$0.48	$1.73	$3.67
Attributable to Newmont	83	52

COPPER	(tonnes in thousands)
North America	5	6
Asia Pacific	57	29
Total/Weighted-Average	62	35
Attributable to Newmont	37	24

(1)	Excludes Depreciation and amortization and Reclamation and remediation.
(2)	All-In Sustaining Costs is a non-GAAP financial measure. See page 46 for a reconciliation.
(3)	Includes 14 and 15 attributable ounces in 2015 and 2014, respectively, from our interest in La Zanja and 13 and 12 attributable ounces in 2015 and 2014, respectively, from our interest in Duketon.

First quarter 2015 compared to 2014

Consolidated gold production increased 5% due to higher production at our South America and Asia Pacific operations, partially offset by slightly lower production from Africa and the sale of Midas, Jundee and La Herradura. Consolidated copper production increased 81% due to higher production from Indonesia as a result of accessing phase 6 ore at Batu Hijau.

Costs applicable to sales per consolidated gold ounce and copper pound sold decreased 19% and 51%, respectively, due to lower direct operating costs as a result of Full Potential projects, lower fuel prices, a favorable Australian dollar/U.S. dollar exchange rate, and higher copper production, in addition to lower stockpile and inventory leach pad adjustments from higher ore grade mined.

Depreciation and amortization decreased 14% and 48% per gold ounce and copper pound sold, respectively, due to higher copper production, lower stockpile and leach pad inventory adjustments from higher ore grade processed, and the sale of Midas, Jundee and La Herradura, partially offset by higher amortization rates at our North American operations.

North America Operations

	Gold or Copper Produced		Costs Applicable to Sales (1)		Depreciation and Amortization		All-In Sustaining Costs (3)
	2015	2014	2015	2014	2015	2014	2015	2014
Three Months Ended March 31,
Gold	(ounces in thousands)		($ per ounce)		($ per ounce)		($ per ounce)
Carlin	229	228	$784	$842	$198	$152	$974	$956
Phoenix	55	53	767	625	199	97	962	818
Twin Creeks	121	96	481	536	110	107	656	874
La Herradura (2)	-	28	-	671	-	348	-	1,087
Total/Weighted-Average	405	405	$690	$726	$171	$145	$895	$958

Copper	(pounds in millions)		($ per pound)		($ per pound)		($ per pound)
Phoenix	12	12	$1.93	$2.39	$0.45	$0.28	$2.38	$2.55
	(tonnes in thousands)
Phoenix	5	6
(1)	Excludes Depreciation and amortization and Reclamation and remediation.
(2)	On October 6, 2014, the Company sold its 44% interest in La Herradura.
(3)	All-In Sustaining Costs is a non-GAAP financial measure. See page 46 for a reconciliation.

First quarter 2015 compared to 2014

Carlin, USA. Gold ounces produced were essentially unchanged from the prior year. Costs applicable to sales per ounce decreased 7% due primarily to lower direct operating costs associated with Full Potential projects. Depreciation and amortization per ounce increased 30% due to lower grades mined and higher amortization rates as a result of capital additions in the prior year.

Phoenix, USA. Gold ounces produced increased 4% due to higher grade and recoveries. Copper pounds produced were essentially unchanged from the prior year. Costs applicable to sales per ounce increased 23% due to lower by-product credits. Costs applicable to sales per pound decreased 19% due to higher pounds sold and a higher percentage of copper produced from the copper leach facility which has lower direct operating costs. Depreciation and amortization increased 105% per ounce and 61% per pound due to higher amortization rates as a result of capital additions in the prior year including the copper leach facility in the fourth quarter of 2013, higher allocation to gold and lower mining rates.

Twin Creeks, USA. Gold ounces produced increased 26% due to higher mill feed and ore grade to the Juniper mill, partially offset by the sale of Midas in 2014. Costs applicable to sales per ounce decreased 10% due to higher production and lower operating costs associated with Full Potential projects. Depreciation and amortization per ounce increased 3%.

La Herradura, Mexico. We completed the sale of our 44% interest in La Herradura on October 6, 2014.

South America Operations

	Gold Ounces Produced		Costs Applicable to Sales (1)		Depreciation and Amortization		All-In Sustaining Costs (2)
	2015	2014	2015	2014	2015	2014	2015	2014
Three Months Ended March 31,	(in thousands)		($ per ounce)		($ per ounce)		($ per ounce)
Yanacocha	248	208	$461	$1,075	$288	$488	$667	$1,364
Yanacocha (48.65%)	(121)	(101)
La Zanja (46.94%)	14	15
Attributable to Newmont	141	122

(1)	Excludes Depreciation and amortization and Reclamation and remediation.
(2)	All-In Sustaining Costs is a non-GAAP financial measure. See page 46 for a reconciliation.

First quarter 2015 compared to 2014

Yanacocha, Peru. Gold production increased 19% due primarily to higher ore grade milled from higher ore grade mined at Tapado Oeste and higher leach production from higher grade ore at La Quinua. Costs applicable to sales per ounce decreased 57%

due to lower direct operating costs, higher production, and higher ore grade mined. Depreciation and amortization per ounce decreased 41% from higher production and higher ore grade mined.

Asia Pacific Operations

	Gold or Copper Produced		Costs Applicable to Sales (1)		Depreciation and Amortization		All-In Sustaining Costs (2)
	2015	2014	2015	2014	2015	2014	2015	2014
Three Months Ended March 31,
Gold	(ounces in thousands)		($ per ounce)		($ per ounce)		($ per ounce)
Boddington	184	174	$774	$851	$149	$150	$866	$970
Tanami	99	84	584	681	191	210	$755	$963
Jundee (3)	-	63	-	667	-	264	$-	$841
Waihi	41	27	459	753	112	196	$512	$800
Kalgoorlie	62	90	974	839	76	61	$1,131	$880
Batu Hijau	107	16	488	1,283	92	313	$663	$2,167
Total/Weighted-Average	493	454	$677	$790	$142	$174	$818	$959
Batu Hijau (51.5%)	(55)	(8)
Duketon (19.45%)	13	12
Attributable to Newmont	451	458

Copper	(pounds in millions)		($ per pound)		($ per pound)		($ per pound)
Boddington	18	17	$1.92	$2.63	$0.34	$0.41	$2.25	$3.27
Batu Hijau	109	48	$1.15	$2.99	$0.20	$0.66	$1.56	$4.63
Total/Weighted-Average	127	65	$1.27	$2.83	$0.22	$0.55	$1.67	$4.03
Batu Hijau (51.5%)	(56)	(25)
Attributable to Newmont	71	40
	(tonnes in thousands)
Boddington	8	8
Batu Hijau	49	21
Total/Weighted-Average	57	29
Batu Hijau (51.5%)	(25)	(11)
Attributable to Newmont	32	18
(1)	Excludes Depreciation and amortization and Reclamation and remediation.
(2)	All-In Sustaining Costs is a non-GAAP financial measure. See page 46 for a reconciliation.
(3)	The Jundee mine was sold July 1, 2014.

First quarter 2015 compared to 2014

Boddington, Australia. Gold production increased 6% due to higher ore grade milled and a reduction of gold in-circuit inventory, partially offset by lower recovery and lower throughput as the result of a decrease in mill utilization due to power losses and unplanned downtime. Copper production was essentially unchanged from the prior year. Costs applicable to sales decreased 9% per ounce due to higher production, lower stockpile inventory adjustments, a favorable foreign currency exchange rate and lower oil prices, partially offset by higher costs allocated to gold. Costs applicable to sales decreased 27% per pound due to higher production, lower stockpile inventory adjustments, lower selling costs per pound, lower costs allocated to copper and a favorable foreign currency exchange rate. Depreciation and amortization per ounce was essentially unchanged from the prior year. Depreciation and amortization decreased 17% per pound due primarily to lower stockpile inventory adjustments.

Tanami, Australia. Gold ounces produced increased 18% due to higher throughput as a result of higher ore tons mined. Costs applicable to sales decreased 14% per ounce mainly due to higher production, a favorable foreign currency exchange rate and lower oil prices. Depreciation and amortization decreased 9% per ounce due to higher production and lower amortization rates from an increase in reserves at year-end 2014.

Jundee, Australia. The Jundee mine was sold on July 1, 2014.

Waihi, New Zealand. Gold ounces produced increased 52% primarily due to higher throughput as a result of higher ore tons mined, higher ore grade milled due to higher underground ore grade mined and a build of gold in-circuit inventory in the prior year period. Costs applicable to sales decreased 39% per ounce due to higher production and a favorable foreign currency exchange rate. Depreciation and amortization decreased 43% per ounce primarily due to higher production.

In April 2015, the Waihi Martha open pit experienced two slips on the north wall and as a result all pit activities have been temporarily suspended to protect our people and assets. The Company is evaluating remediation options and potential impacts to 2015 production.  The underground, processing and other operations have continued to operate without disruption. See Item1A, Risk Factors in Newmont’s Annual Report on Form 10-K for the year ended December 31, 2014 filed February 20, 2015 for a description of geotechnical challenges, which could impact our production and profitability.

Kalgoorlie, Australia. Gold ounces produced decreased 31% due to lower throughput as a result of lower mill utilization and a lower draw-down of in-circuit inventory as compared to the prior year period. Costs applicable to sales increased 16% per ounce primarily due to lower production, partially offset by a favorable foreign currency exchange rate and lower oil prices. Depreciation and amortization increased 25% per ounce primarily due to lower production.

Batu Hijau, Indonesia. Gold ounces and copper pounds produced increased 569% and 127%, respectively, primarily due to higher ore grade milled as a result of higher ore grade mined from accessing phase 6 ore and higher metal recovery and throughput. Costs applicable to sales decreased 62% per ounce and per pound due to higher production, lower direct mining costs and higher ore grade mined. Depreciation and amortization decreased 71% per ounce and 70% per pound primarily due to higher production and higher ore grade mined.

Africa Operations

	Gold Ounces Produced		Costs Applicable to Sales (1)		Depreciation and Amortization		All-In Sustaining Costs (2)
	2015	2014	2015	2014	2015	2014	2015	2014
Three Months Ended March 31,	(in thousands)		($ per ounce)		($ per ounce)		($ per ounce)
Ahafo	101	105	$551	$554	$151	$148	$750	$864
Akyem	115	120	387	311	188	175	509	361
Total / Weighted Average	216	225	$463	$428	$171	$162	$640	$616

(1)	Excludes Depreciation and amortization and Reclamation and remediation.
(2)	All-In Sustaining Costs is a non-GAAP financial measure. See page 46 for a reconciliation.

First quarter 2015 compared to 2014

Ahafo, Ghana. Gold production decreased 4% due primarily to lower mill throughput as a result of load shedding requirements related to the current power shortage in Ghana. Costs applicable to sales per ounce decreased 1% due to lower direct operating costs reflecting lower mill consumable costs which resulted from the reduced throughput. In addition, lower diesel and labor costs and operating efficiencies from the Full Potential project, including improved tire life, further contributed to the reduction. Depreciation and amortization per ounce increased 2% due to lower production.

Akyem, Ghana. Gold production decreased 4% mainly as a result of lower mill throughput resulting from the load shedding requirements related to power. The impact of this lower throughput was offset in part by the processing of higher grade ore from stockpile to compensate for reduced tonnages. Costs applicable to sales per ounce increased 24% due to the impact of lower production and a lower gold stockpile inventory build in 2015 compared to the same period in 2014 when high grade ore was being mined during the early stages of the mine start-up. These increases were offset partially by the impact of the load shedding which reduced mill consumables and the benefit of process improvements resulting from the Full Potential project. Depreciation and amortization per ounce increased 7% due to lower production.

Foreign Currency Exchange Rates

Our foreign operations sell their gold and copper production based on U.S. dollar metal prices. Approximately 37% and 39% of Costs applicable to sales for our foreign operations were paid in currencies other than the U.S. dollar during the first quarter of 2015 and 2014, respectively. Variations in the local currency exchange rates in relation to the U.S. dollar at our foreign mining operations decreased Costs applicable to sales by $23 per ounce, net of hedging losses, during the first quarter of 2015 compared to the first quarter of 2014.

Liquidity and Capital Resources

Cash Provided from Operating Activities

Net cash provided from continuing operations was $628 in the first quarter of 2015, an increase of $445 from the first quarter of 2014, primarily due to an increase in consolidated gold and copper ounces sold, a decrease in direct operating costs and an improvement in working capital, partially offset by a decrease in average realized gold and copper prices.

Investing Activities

Net cash used in investing activities increased to $214 during first quarter of 2015 compared to $178 during the same period of 2014, respectively. Additions to property, plant and mine development were as follows:

	Three Months Ended March 31,
	2015	2014
North America:
Carlin	$57	$42
Phoenix	7	7
Twin Creeks	19	32
La Herradura	-	6
Other North America	6	5
	89	92
South America:
Yanacocha	15	15
Other South America	-	7
	15	22
Asia Pacific:
Boddington	11	20
Tanami	16	20
Jundee	-	7
Waihi	6	3
Kalgoorlie	7	1
Batu Hijau	20	15
Other Asia Pacific	-	1
	60	67
Africa:
Ahafo	21	22
Akyem	11	-
	32	22
Corporate and Other	92	6
Accrual basis	288	209
Decrease (increase) in accrued capital expenditures and other non-cash adjustments	(4)	26
Cash basis	$284	$235

Capital expenditures in North America during the first quarter of 2015 primarily related to the development of the Turf Vent Shaft project, surface and underground mine development, tailings facility construction and capitalized component purchases. Capital expenditures in South America were primarily related to capitalized component purchases, surface mine development and infrastructure improvements. The majority of capital expenditures in Asia Pacific were for underground mine development, tailings and support facility construction and mining equipment purchases in Australia and New Zealand and equipment and capitalized component purchases in Batu Hijau. Capital expenditures in Africa were related to tailings facility expansion, capitalized component purchases, Subika Underground and Ahafo mill expansion. Capital expenditures in Corporate were primarily related to the Merian project.

Capital expenditures in North America during the first quarter of 2014 primarily related to the development of the Turf Vent Shaft project, surface and underground mine development, infrastructure improvements and capitalized component purchases in Nevada, as well as mill construction capital in Mexico. Capital expenditures in South America were primarily related to the Conga project, surface mine development, infrastructure improvements and equipment component purchases. The majority of capital expenditures in Asia Pacific were for underground mine development, tailings and support facility construction and mining equipment purchases in Australia and New Zealand and equipment and equipment component purchases in Batu Hijau. Capital expenditures in Africa were related to tailings facility construction, capitalized component purchases for large equipment and mining and support equipment purchases.

Acquisitions, net. During the first quarter of 2014 we purchased the remaining 20% noncontrolling interest in the Merian project.

Purchases and sales of investments. During the first quarter of 2015 we received $29 primarily from the maturity of a Certificate of Deposit for $25. During the first quarter of 2014 we received $25 primarily from the sale of Paladin Energy Ltd. securities.

Proceeds from sale of other assets. During the first quarter of 2015 we received $44, of which, $38 was from the sale of Hemlo mineral rights in Ontario, Canada and $6 was from the sale of Relief Canyon in Nevada. During the first quarter of 2014 we received $70, of which, $57 was from the Midas sale and $13 primarily from the sale of equipment at Conga.

Financing Activities

Net cash used in financing activities was $196 and $80 during the first quarter of 2015 and 2014, respectively.

Proceeds from and repayment of debt. During the first quarter of 2015, we paid $205 in debt, of which $200 was for the 2019 term loan facility and $5 was for the PTNNT revolving credit facility. During the first quarter of 2014, we received net proceeds from debt of $3 from our other short-term debt.

Scheduled minimum debt repayments are $160 for the remainder of 2015, $222 in 2016, $770 in 2017, nil in 2018, $1,175 in 2019 and $4,200 thereafter. We expect to be able to fund maturities of debt from Net cash provided by operating activities, short-term investments, existing cash balances and available credit facilities.

At March 31, 2015 and 2014, we were in compliance with all debt covenants and provisions related to potential defaults.

Sale of noncontrolling interests. We received $37 in proceeds during the first quarter of 2015, of which $34 related to TMAC’s private placements to raise funds and $3 was for the remaining payment from the government of Suriname for the 25% ownership in the Merian project.

Funding from noncontrolling interests. We received $47 in funding during the first quarter of 2015 for the Merian project.

Acquisition of noncontrolling interests. In the first quarter of 2015 and 2014, we advanced certain funds to PTPI, an unrelated noncontrolling shareholder of PTNNT, in accordance with a loan agreement. Our economic interest in PTNNT did not change as a result of these transactions.

Dividends paid to common stockholders. We declared regular quarterly dividends totaling $0.025 and $0.150 per common share for the three months ended March 31, 2015 and 2014, respectively. We paid dividends of $12 and $77 to common stockholders in the first quarter of 2015 and 2014, respectively.

Restricted cash and other.  In the first quarter of 2015, we classified $55 as restricted cash at PTNNT, of which $45 was for a revolving credit facility payment that will be paid during the second quarter of 2015 and $10 was for a reclamation bond. In the first quarter of 2014 we classified $4 as restricted cash, primarily at Ghana.

Discontinued Operations

Net operating cash used in discontinued operations was $3 in the first quarters of 2015 and 2014 and related to payments on the Holt property royalty.

Off-Balance Sheet Arrangements

We have the following off-balance sheet arrangements: operating leases (as discussed in Note 27 to the Consolidated Financial Statements for the year ended December 31, 2014, filed on February 20, 2015 on Form 10-K) and $1,879 of outstanding letters of credit, surety bonds and bank guarantees (see Note 25 to the Condensed Consolidated Financial Statements). At March 31, 2015, $75 of the $3,000 corporate revolving credit facility was used to secure the issuance of letters of credit, primarily supporting reclamation obligations.

We also have sales agreements or commitments to sell copper and gold concentrates at market prices as follows (in thousands of tons):

	2015	2016	2017	2018	2019	Thereafter
Batu Hijau	604	-	––	––	––	––
Boddington	165	215	209	165	66	66
Phoenix	41	71	-	––	––	––
	810	286	209	165	66	66
Other Liquidity Matters

At March 31, 2015, the Company had $2,598 in cash and cash equivalents, of which $1,522 was held in foreign subsidiaries and is primarily held in U.S. dollar denominated accounts with the remainder in foreign currencies readily convertible to U.S. dollars. At March 31, 2015, $574 of the consolidated cash and cash equivalents was attributable to noncontrolling interests primarily related to our Indonesian and Peruvian operations which is being held to fund those operations and development projects. At March 31, 2015, $1,402 in consolidated cash and cash equivalents ($858 attributable to Newmont) was held at certain foreign subsidiaries that, if repatriated, may be subject to withholding taxes. The repatriation of this cash and the applicable withholding taxes would generate foreign tax credits in the U.S. As a result, we expect that there would be no additional tax burden upon repatriation after considering the cash cost associated with the withholding taxes.

We believe that our liquidity and capital resources from U.S. operations and flow-through foreign subsidiaries are adequate to fund our U.S. operations and corporate activities.

Environmental

Our mining and exploration activities are subject to various federal and state laws and regulations governing the protection of the environment. We have made, and expect to make in the future, expenditures to comply with such laws and regulations, but cannot predict the full amount of such future expenditures. At March 31, 2015 and December 31, 2014, $1,512 and $1,497, respectively, were accrued for reclamation costs relating to currently or recently producing mineral properties.

In addition, we are involved in several matters concerning environmental obligations associated with former mining activities. Based upon our best estimate of our liability for these matters, $172 and $192 were accrued for such obligations at March 31, 2015 and December 31, 2014, respectively. We spent $21 and $5 during the first quarter of 2015 and 2014, respectively, for environmental obligations related to the former, primarily historic, mining activities and have classified $25 as a current liability at March 31, 2015.

During the first quarter of 2015 and 2014, capital expenditures were approximately $37 and $15, respectively, to comply with environmental regulations. Ongoing costs to comply with environmental regulations have not been a significant component of operating costs.

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

Earnings before interest, taxes and depreciation and amortization and Adjusted earnings before interest, taxes and depreciation and amortization

Management of the Company uses Earnings before interest, taxes and depreciation and amortization (“EBITDA”) and EBITDA adjusted for non-core or unusual items (“Adjusted EBITDA”) as non-GAAP measures to evaluate the Company’s operating performance. EBITDA and Adjusted EBITDA are non-U.S. GAAP measures. EBITDA and Adjusted EBITDA do not represent, and should not be considered an alternative to, net earnings (loss), operating earnings (loss), or cash flow from operations as those terms are defined by GAAP, and does not necessarily indicate whether cash flows will be sufficient to fund cash needs. Although Adjusted EBITDA and similar measures are frequently used as measures of operations and the ability to meet debt service requirements by other companies, our calculation of Adjusted EBITDA is not necessarily comparable to such other similarly titled captions of other companies. The Company believes that Adjusted EBITDA provides useful information to investors and others in understanding and evaluating our operating results in the same manner as our management and board of directors. Management’s determination of the components of Adjusted EBITDA are evaluated periodically and based, in part, on a review of non-GAAP financial measures used by mining industry analysts. Net income (loss) attributable to Newmont stockholders is reconciled to Earnings before interest, taxes and depreciation and amortization and Adjusted earnings before interest, taxes and depreciation and amortization as follows:

	Three Months Ended March 31,
	2015	2014
Net income (loss) attributable to Newmont stockholders	$183	$100
Net loss (income) attributable to noncontrolling interests	46	(52)
Income (loss) from discontinued operations	(8)	17
Equity income (loss) of affiliates	9	-
Income and mining tax (expense) benefit	193	78
Depreciation and amortization	289	298
Interest expense, net	85	93
EBITDA	$797	$534
Adjustments:
Impairments and loss provisions	$57	$1
Restructuring	5	7
Asset sales	(44)	(49)
Adjusted EBITDA	$815	$493

Adjusted net income (loss)

Management of the Company uses Adjusted net income (loss) to evaluate the Company’s operating performance, and for planning and forecasting future business operations. The Company believes the use of Adjusted net income (loss) allows investors and analysts to compare results of the continuing operations of the Company and its direct and indirect subsidiaries relating to the production and sale of minerals to similar operating results of other mining companies, by excluding exceptional or unusual items. The net income (loss) adjustments are presented net of tax generally at Company’s statutory effective tax rate of 35% and net of our partners’ noncontrolling interests when applicable. The corollary impact of the adjustments through the Company’s Valuation allowance is shown separately. Management’s determination of the components of Adjusted net income (loss) are evaluated periodically and based, in part, on a review of non-GAAP financial measures used by mining industry analysts. Net income (loss) attributable to Newmont stockholders is reconciled to Adjusted net income (loss) as follows:

	Three Months Ended March 31,
	2015	2014
Net income (loss) attributable to Newmont stockholders	$183	$100
Loss (income) from discontinued operations (1)	(8)	17
Impairments and loss provisions (2)	37	1
Tax valuation allowance	44	13
Restructuring and other (3)	2	3
Asset sales (4)	(29)	(13)
Adjusted net income (loss)	$229	$121

Net income (loss) per share, basic	$0.37	$0.20
Loss (income) from discontinued operations, net of taxes	(0.01)	0.03
Impairments and loss provisions, net of taxes	0.07	-
Tax valuation allowance	0.09	0.03
Restructuring and other, net of taxes	-	0.01
Asset sales, net of taxes	(0.06)	(0.03)
Adjusted net income (loss) per share, basic	$0.46	$0.24

Net income (loss) per share, diluted	$0.37	$0.20
Loss (income) from discontinued operations, net of taxes	(0.01)	0.03
Impairments and loss provisions, net of taxes	0.07	-
Tax valuation allowance	0.09	0.03
Restructuring and other, net of taxes	-	0.01
Asset sales, net of taxes	(0.06)	(0.03)
Adjusted net income (loss) per share, diluted	$0.46	$0.24

Weighted average common shares (millions):
Basic	499	498
Diluted	500	499

(1)	Loss (income) from discontinued operations is presented net of tax $4 and ($8) expense (benefit), respectively.
(2)	Impairments and loss provisions is presented net of tax ($20) and nil expense (benefit), respectively.
(3)	Restructuring and other is present net of tax ($2) and ($2) expense (benefit), respectively and amounts attributed to noncontrolling interest income (expense) of ($1) and ($2), respectively.
(4)	Asset sales are presented net of tax $15 and $36 expense (benefit), respectively.

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

The following tables reconcile these non-GAAP measures to the most directly comparable GAAP measures.

Costs applicable to sales per ounce

	Three Months Ended March 31,
	2015	2014
Costs applicable to sales (1)	$834	$960
Gold sold (thousand ounces):	1,367	1,278
Costs applicable to sales per ounce	$609	$751
(1)	Includes by-product credits of $14 and $19 in the first quarter of 2015 and 2014, respectively.

Costs applicable to sales per pound

	Three Months Ended March 31,
	2015	2014
Costs applicable to sales (1)	$185	$123
Copper sold (million pounds):	139	45
Costs applicable to sales per pound:	$1.33	$2.71
(1)	Includes by-product credits of $6 and $4 in the first quarter of 2015 and 2014, respectively.

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

The following disclosure provides information regarding the adjustments made in determining the all-in sustaining costs measure:

Cost Applicable to Sales - Includes all direct and indirect costs related to current gold production incurred to execute the current mine plan. Costs Applicable to Sales (“CAS”) includes by-product credits from certain metals obtained during the process of extracting and processing the primary ore-body. CAS is accounted for on an accrual basis and excludes Amortization and Reclamation and remediation, which is consistent with our presentation of CAS on the Statement of Consolidated Income. In determining AISC, only the CAS associated with producing and selling an ounce of gold is included in the measure. Therefore, the amount of gold CAS included in AISC is derived from the CAS presented in the Company’s Statement of Consolidated Income less the amount of CAS attributable to the production of copper at our Phoenix, Boddington and Batu Hijau mines. The copper CAS at those mine sites is disclosed in Note 3 – Segments that accompanies the Consolidated Financial Statements. The allocation of CAS between gold and copper at the Phoenix, Boddington and Batu Hijau mines is based upon the relative sales percentage of copper and gold sold during the period.

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

Three Months Ended March 31, 2015	Costs Applicable to Sales (1) (2)(3)	Remediation Costs (4)	Advanced Projects and Exploration	General and Administrative	Other Expense, Net (5)	Treatment and Refining Costs	Sustaining Capital (6)	All-In Sustaining Costs	Ounces (000)/ Pounds (millions) Sold	All-In Sustaining Costs per oz/lb
GOLD
Carlin	$178	$1	$3	$-	$2	$-	$37	$221	227	$974
Phoenix	41	1	1	-	1	2	4	50	52	962
Twin Creeks	59	1	2	-	-	-	18	80	122	656
Other North America	-	-	5	-	2	-	1	8	-	-
North America	278	3	11	-	5	2	60	359	401	895

Yanacocha	114	24	5	-	6	-	15	164	246	667
Other South America	-	-	10	-	-	-	-	10	-	-
South America	114	24	15	-	6	-	15	174	246	707

Boddington	157	2	1	-	-	6	9	175	202	866
Tanami	57	1	1	-	1	-	14	74	98	755
Waihi	19	1	1	-	-	-	-	21	41	512
Kalgoorlie	60	1	-	-	-	1	7	69	61	1,131
Batu Hijau	50	2	-	-	2	9	6	69	104	663
Other Asia Pacific	-	-	1	-	5	-	-	6	-	-
Asia Pacific	343	7	4	-	8	16	36	414	506	818

Ahafo	55	1	6	-	1	-	12	75	100	750
Akyem	44	1	-	-	2	-	11	58	114	509
Other Africa	-	1	1	-	2	-	-	4	-	-
Africa	99	3	7	-	5	-	23	137	214	640

Corporate and Other	-	-	24	44	6	-	3	77	-	-
Total Gold	$834	$37	$61	$44	$30	$18	$137	$1,161	1,367	$849

COPPER
Phoenix	$25	$1	$-	$-	$1	$1	$3	$31	13	$2.38

Boddington	39	-	-	-	-	4	2	45	20	2.25
Batu Hijau	121	5	-	-	3	22	14	165	106	1.56
Asia Pacific	160	5	-	-	3	26	16	210	126	1.67
Total Copper	$185	$6	$-	$-	$4	$27	$19	$241	139	$1.73
Consolidated	$1,019	$43	$61	$44	$34	$45	$156	$1,402
(1)	Excludes Depreciation and amortization and Reclamation and remediation.
(2)	Includes by-product credits of $20.
(3)	Includes stockpile and leach pad inventory adjustments of $24 at Carlin, $2 at Twin Creeks, $4 at Yanacocha and $19 at Boddington.
(4)	Remediation costs include operating accretion of $18 and amortization of asset retirement costs of $25.
(5)	Other expense, net is adjusted for restructuring costs of $5.
(6)	Excludes development capital expenditures, capitalized interest, and the increase in accrued capital of $128. The following are major development projects: Turf Vent Shaft and Merian for 2015.

Three Months Ended March 31, 2014	Costs Applicable to Sales (1) (2)(3)	Remediation Costs (4)	Advanced Projects and Exploration	General and Administrative	Other Expense, Net (5)	Treatment and Refining Costs	Sustaining Capital (6)	All-In Sustaining Costs	Ounces (000)/ Pounds (millions) Sold	All-In Sustaining Costs per oz/lb
GOLD
Carlin	$192	$1	$4	$-	$1	$-	$20	$218	228	$956
Phoenix	34	-	1	-	1	2	7	45	55	818
Twin Creeks	55	1	1	-	1	-	32	90	103	874
La Herradura (7)	16	1	4	-	-	-	4	25	23	1,087
Other North America	-	-	6	-	3	-	5	14	-	-
North America	297	3	16	-	6	2	68	392	409	958

Yanacocha	221	30	7	-	9	-	14	281	206	1,364
Other South America	-	-	8	-	-	-	-	8	-	-
South America	221	30	15	-	9	-	14	289	206	1,403

Boddington	142	3	-	-	1	1	15	162	167	970
Tanami	55	1	1	-	1	-	20	78	81	963
Jundee (8)	42	3	1	-	-	-	7	53	63	841
Waihi	19	-	-	-	-	-	1	20	25	800
Kalgoorlie	77	1	1	-	-	-	2	81	92	880
Batu Hijau	8	1	-	-	1	1	2	13	6	2,167
Other Asia Pacific	-	-	1	-	8	-	-	9	-	-
Asia Pacific	343	9	4	-	11	2	47	416	434	959

Ahafo	61	1	9	-	3	-	21	95	110	864
Akyem	38	-	-	-	3	-	2	43	119	361
Other Africa	-	-	2	-	1	-	-	3	-	-
Africa	99	1	11	-	7	-	23	141	229	616

Corporate and Other	-	-	29	45	6	-	4	84	-	-
Total Gold	$960	$43	$75	$45	$39	$4	$156	$1,322	1,278	$1,034

COPPER
Phoenix	$26	$-	$-	$-	$-	$1	$1	$28	11	$2.55

Boddington	40	1	-	-	-	5	3	49	15	3.27
Batu Hijau	57	5	1	-	7	5	13	88	19	4.63
Asia Pacific	97	6	1	-	7	10	16	137	34	4.03
Total Copper	$123	$6	$1	$-	$7	$11	$17	$165	45	$3.67
Consolidated	$1,083	$49	$76	$45	$46	$15	$173	$1,487
(1)	Excludes Depreciation and amortization and Reclamation and remediation.
(2)	Includes by-product credits of $23.
(3)	Includes stockpile and leach pad inventory adjustments of $20 at Carlin, $2 at Twin Creeks, $35 at Yanacocha, $25 at Boddington and $29 at Batu Hijau.
(4)	Remediation costs include operating accretion of $18 and amortization of asset retirement costs of $31.
(5)	Other expense, net is adjusted for restructuring costs of $7.
(6)	Excludes development capital expenditures, capitalized interest, and the increase in accrued capital of $62. The following are major development projects: Turf Vent Shaft, Conga, and Merian for 2014.
(7)	On October 6, 2014, the Company sold its 44% interest in La Herradura.
(8)	The Jundee mine was sold July 1, 2014.

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

	Gold
	Three Months Ended March 31,
	2015	2014
Average realized price per ounce	$1,203	$1,293
Costs applicable to sales per ounce	(609)	(751)
	$594	$542

	Copper
	Three Months Ended March 31,
	2015	2014
Average realized price per pound	$2.34	$2.50
Costs applicable to sales per pound	(1.33)	(2.71)
	$1.01	$(0.21)

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

Decreases in the market price of gold and copper can also significantly affect the value of our product inventory and stockpiles and it may be necessary to record a write-down to the net realizable value (“NRV”). NRV represents the estimated future sales price based on short-term and long-term metals prices, less estimated costs to complete production and bring the product to sale. The primary factors that influence the need to record write-downs of stockpiles and product inventory include short-term and long-term metals prices and costs for production inputs such as labor, fuel and energy, materials and supplies, as well as realized ore grades and recovery rates. The significant assumptions in determining the stockpile NRV for each mine site reporting unit at March 31, 2015 included production cost and capitalized expenditure assumptions unique to each operation, a long-term gold price of $1,300 per ounce, a long-term copper price of $3.00 per pound and an Australian to U.S. dollar exchange rate of $0.87.

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

Cash Flow Hedges

Foreign Currency Exchange Risk

We had the following foreign currency derivative contracts outstanding at March 31, 2015:

	Expected Maturity Date
	2015	2016	2017	2018	Total/Average
A$ Operating Fixed Forward Contracts:
A$ notional (millions)	197	158	105	6	466
Average rate ($/A$)	0.97	0.95	0.93	0.92	0.96
Expected hedge ratio	21%	12%	8%	4%
NZ$ Operating Fixed Forward Contracts:
NZ$ notional (millions)	38	12	-	-	50
Average rate ($/NZ$)	0.80	0.80	-	-	0.80
Expected hedge ratio	41%	15%	-	-

The fair value of the A$ foreign currency operating derivative contracts was a net liability position of $96 at March 31, 2015 and $85 at December 31, 2014. The fair value of the NZ$ foreign currency derivative contracts was a net liability position of $3 at March 31, 2015 and $3 at December 31, 2014.

Diesel Price Risk

We had the following diesel derivative contracts outstanding at March 31, 2015:

	Expected Maturity Date
	2015	2016	2017	Total/Average
Diesel Fixed Forward Contracts:
Diesel gallons (millions)	17	15	4	36
Average rate ($/gallon)	2.71	2.62	2.69	2.67
Expected Nevada hedge ratio	58%	36%	12%

The fair value of the Diesel derivative contracts was a net liability position of $33 at March 31, 2015 and $36 at December 31, 2014.

Commodity Price Risk

Our provisional gold and copper sales contain an embedded derivative that is required to be separated from the host contract for accounting purposes. The host contract is the receivable from the sale of the gold and copper concentrates at the prevailing indices’ prices at the time of sale. The embedded derivative, which does not qualify for hedge accounting, is marked to market through earnings each period prior to final settlement.

At March 31, 2015, Newmont had gold sales of 161,000 ounces priced at an average of $1,187 per ounce, subject to final pricing over the next several months. Each $25 change in the price for provisionally priced gold sales would have an approximate $2 effect on our net income (loss) attributable to Newmont stockholders. The London P.M. closing settlement price at March 31, 2015 for gold was $1,187 per ounce.

At March 31, 2015, Newmont had copper sales of 157 million pounds priced at an average of $2.73 per pound, subject to final pricing over the next several months. Each $0.10 change in the price for provisionally priced copper sales would have an approximate $6 effect on our net income (loss) attributable to Newmont stockholders. The LME closing settlement price at March 31, 2015 for copper was $2.74 per pound.

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

There has been no change in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2015, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

Information regarding legal proceedings is contained in Note 25 to the Condensed Consolidated Financial Statements contained in this Report and is incorporated herein by reference.

ITEM 1A.	RISK FACTORS.

There were no material changes to the risk factors disclosed in Item 1A of Part 1 in our Annual Report on Form 10-K for the year ended December 31, 2014, as filed with the SEC on February 20, 2015.

ITEM 2.	ISSUER PURCHASES OF EQUITY SECURITIES.

	(a)		(b)	(c)	(d)
Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that may yet be Purchased under the Plans or Programs
January 1, 2015 through January 31, 2015	-		-	-	N/A
February 1, 2015 through February 28, 2015	7,652	(1)	26.39	-	N/A
March 1, 2015 through March 31, 2015	8,041	(1)	26.06	-	N/A

(1)	Represents shares delivered to the Company from restricted stock units held by a Company employee upon vesting for the purpose of covering the recipient’s tax withholding obligations.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES.

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

NEWMONT MINING CORPORATION (Registrant)
Date: April 23, 2015	/s/ LAURIE BRLAS
Laurie Brlas Executive Vice President and Chief Financial Officer (Principal Financial Officer)
Date: April 23, 2015	/s/ GLENN CULPEPPER
Glenn Culpepper Senior Vice President and Controller (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number		Description
10.1	-	2015 PSU Award Agreement for Chris Robison, pursuant to Registrant’s 2013 Stock Incentive Plan, filed herewith.
10.2	-	2015 RSU Award Agreement for Chris Robison, pursuant to Registrant’s 2013 Stock Incentive Plan, filed herewith.
10.3	-	Notice of Grant and Award Agreement for Grades E-1 to E-6, pursuant to Registrant’s 2013 Stock Incentive Plan, filed herewith.
10.4	-	2015 Form of Award Agreement used for Executive Officers to grant restricted stock units, pursuant to Registrant’s 2013 Stock Incentive Plan, filed herewith.
10.5	-	2015 Form of Award Agreement used for Executive Officers to grant restricted stock units, pursuant to Registrant’s 2013 Stock Incentive Plan, filed herewith.
10.6	-	Section 16 Officer and Senior Executive Annual Incentive Compensation Program of Registrant, effective January 1, 2015, filed herewith.
10.7	-	Senior Executive Compensation Program of Registrant, effective January 1, 2015, filed herewith.
12.1	-	Computation of Ratio of Earnings to Fixed Charges, filed herewith.
31.1	-

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