Form 10-Q
period 2015-06-30
NEWMONT MINING CORP /DE/
filed 2015-07-23
CIK 1164727

g

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2015

or

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

There were 529,054,665 shares of common stock outstanding on July 16, 2015.

PART I—FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS.

NEWMONT MINING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(unaudited, in millions except per share)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Sales (Note 3)	$1,908	$1,765	$3,880	$3,529

Costs and expenses
Costs applicable to sales (1) (Note 3)	1,019	1,060	2,038	2,143
Depreciation and amortization	276	306	565	604
Reclamation and remediation (Note 4)	26	21	49	41
Exploration	48	41	81	75
Advanced projects, research and development	33	42	61	84
General and administrative	51	48	95	93
Other expense, net (Note 5)	52	64	91	116
	1,505	1,582	2,980	3,156
Other income (expense)
Other income, net (Note 6)	(23)	3	(12)	49
Interest expense, net	(82)	(94)	(167)	(187)
	(105)	(91)	(179)	(138)
Income (loss) before income and mining tax and other items	298	92	721	235
Income and mining tax benefit (expense) (Note 7)	(152)	53	(345)	(25)
Equity income (loss) of affiliates	(7)	2	(16)	2
Income (loss) from continuing operations	139	147	360	212
Income (loss) from discontinued operations (Note 8)	9	(2)	17	(19)
Net income (loss)	148	145	377	193
Net loss (income) attributable to noncontrolling interests (Note 9)	(76)	35	(122)	87
Net income (loss) attributable to Newmont stockholders	$72	$180	$255	$280

Net income (loss) attributable to Newmont stockholders:
Continuing operations	$63	$182	$238	$299
Discontinued operations	9	(2)	17	(19)
	$72	$180	$255	$280
Income (loss) per common share (Note 10)
Basic:
Continuing operations	$0.13	$0.37	$0.48	$0.60
Discontinued operations	0.01	(0.01)	0.03	(0.04)
	$0.14	$0.36	$0.51	$0.56
Diluted:
Continuing operations	$0.13	$0.37	$0.48	$0.60
Discontinued operations	0.01	(0.01)	0.03	(0.04)
	$0.14	$0.36	$0.51	$0.56

Cash dividends declared per common share	$0.025	$0.025	$0.050	$0.175

(1)	Excludes Depreciation and amortization and Reclamation and remediation.

The accompanying notes are an integral part of the condensed consolidated financial statements.

NEWMONT MINING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited, in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net income (loss)	$148	$145	$377	$193
Other comprehensive income (loss):
Unrealized gain (loss) on marketable securities, net of $nil, $nil, $nil and $(1) tax benefit (expense), respectively	(8)	(55)	(7)	(86)
Foreign currency translation adjustments	5	7	(5)	2
Change in pension and other post-retirement benefits, net of $(20), $(1), $(22) and $(2), tax benefit (expense), respectively	39	1	44	3
Change in fair value of cash flow hedge instruments, net of $(7), $9, $(3) and $13, tax benefit (expense), respectively
Net change from periodic revaluations	5	25	(17)	34
Net amount reclassified to income	11	(13)	23	(13)
Net unrecognized gain (loss) on derivatives	16	12	6	21
Other comprehensive income (loss)	52	(35)	38	(60)
Comprehensive income (loss)	$200	$110	$415	$133

Comprehensive income (loss) attributable to:
Newmont stockholders	$124	$143	$293	$220
Noncontrolling interests	76	(33)	122	(87)
	$200	$110	$415	$133

The accompanying notes are an integral part of the condensed consolidated financial statements.

NEWMONT MINING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in millions)

	Six Months Ended June 30,
	2015	2014
Operating activities:
Net income	$377	$193
Adjustments:
Depreciation and amortization	565	604
Stock based compensation and other non-cash benefits	40	27
Reclamation and remediation	47	41
Loss (income) from discontinued operations	(17)	19
Impairment of investments	73	1
Deferred income taxes	130	(92)
Gain on asset and investment sales, net	(43)	(52)
Other operating adjustments and write-downs	165	273
Net change in operating assets and liabilities (Note 23)	(268)	(453)
Net cash provided by continuing operations	1,069	561
Net cash used in discontinued operations	(6)	(6)
Net cash provided by operations	1,063	555
Investing activities:
Additions to property, plant and mine development	(606)	(489)
Acquisitions, net	—	(28)
Sales of investments	29	25
Purchases of investments	—	(1)
Proceeds from sale of other assets	44	76
Other	(6)	(11)
Net cash used in investing activities	(539)	(428)
Financing activities:
Proceeds from debt, net	—	18
Repayment of debt	(281)	(5)
Proceeds from stock issuance, net	675	—
Sale of noncontrolling interests	37	68
Funding from noncontrolling interests	62	—
Acquisition of noncontrolling interests	(6)	(4)
Dividends paid to noncontrolling interests	(3)	(4)
Dividends paid to common stockholders	(23)	(89)
Restricted cash and other	(61)	(11)
Net cash provided by (used in) financing activities	400	(27)
Effect of exchange rate changes on cash	(19)	(2)
Net change in cash and cash equivalents	905	98
Cash and cash equivalents at beginning of period	2,403	1,555
Cash and cash equivalents at end of period	$3,308	$1,653

The accompanying notes are an integral part of the condensed consolidated financial statements.

NEWMONT MINING CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited, in millions)

	At June 30,	At December 31,
	2015	2014
ASSETS
Cash and cash equivalents	$3,308	$2,403
Trade receivables	369	186
Other accounts receivables	186	290
Investments (Note 15)	33	73
Inventories (Note 16)	748	700
Stockpiles and ore on leach pads (Note 17)	791	666
Deferred income tax assets	212	240
Other current assets (Note 18)	909	881
Current assets	6,556	5,439
Property, plant and mine development, net	13,646	13,650
Investments (Note 15)	249	334
Stockpiles and ore on leach pads (Note 17)	2,823	2,820
Deferred income tax assets	1,777	1,790
Other long-term assets (Note 18)	910	883
Total assets	$25,961	$24,916

LIABILITIES
Debt (Note 19)	$243	$166
Accounts payable	397	406
Employee-related benefits	227	307
Income and mining taxes	158	74
Other current liabilities (Note 20)	1,331	1,245
Current liabilities	2,356	2,198
Debt (Note 19)	6,140	6,480
Reclamation and remediation liabilities (Note 4)	1,653	1,606
Deferred income tax liabilities	759	656
Employee-related benefits	452	492
Other long-term liabilities (Note 20)	333	395
Total liabilities	11,693	11,827
Commitments and contingencies (Note 25)

EQUITY
Common stock	846	798
Additional paid-in capital	9,391	8,712
Accumulated other comprehensive income (loss)	(440)	(478)
Retained earnings	1,474	1,242
Newmont stockholders' equity	11,271	10,274
Noncontrolling interests	2,997	2,815
Total equity	14,268	13,089
Total liabilities and equity	$25,961	$24,916

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

During the first half of 2015 we received $675 in net proceeds from a common stock issuance.  We intend to use the proceeds from the common stock sale, supplemented with cash from our balance sheet, to fund the acquisition of the Cripple Creek & Victor mine in Colorado from AngloGold Ashanti Limited, which was announced on June 8, 2015.  The purchase price agreed was $820, subject to customary adjustments, plus a 2.5% net smelter return royalty from potential future underground ore. The Company expects to complete the acquisition in the third quarter of 2015.

Certain amounts in prior years have been reclassified to conform to the 2015 presentation and were not material to the financial statements.

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

In September 2014, PT Newmont Nusa Tenggara (“PTNNT”) and the Government of Indonesia signed a Memorandum of Understanding (“MoU”) that resulted in PTNNT receiving a six-month permit to export copper concentrate from the Batu Hijau mine (“Batu Hijau”) that expired in mid-March 2015. On March 30, 2015, the Company received a six-month permit extension to export copper concentrate that expires in late September 2015. Effective with the signing of the MoU, PTNNT agreed to pay certain export duties and royalties. The MoU also outlines terms for the six main elements of the Contract of Work renegotiation, which will be incorporated into an amendment of the Contract of Work. The six areas are: concession area size; royalties, taxes and export duties; domestic processing and refining; ownership divestment; utilization of local manpower, domestic goods and services; and duration of the Contract of Work. Negotiations between PTNNT and the Government of Indonesia to amend the Contract of Work remain on-going. No assurances can be made at this time with respect to the outcome of such negotiations and expiration of the export permit without its renewal may negatively impact future operations and financial results at Batu Hijau. As a result of the on-going Contract of Work renegotiations at Batu Hijau, we have evaluated, and will continue to evaluate, the need for asset impairments, inventory write-downs, tax valuation allowances and other applicable accounting charges due to the

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

status of the mine. The total assets at Batu Hijau as of June 30, 2015 and December 31, 2014 were $3,367 and $3,107, respectively.

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

Revenue Recognition

In May 2014, ASU guidance was issued related to revenue from contracts with customers. The new standard provides a five-step approach to be applied to all contracts with customers and also requires expanded disclosures about revenue recognition. The ASU is effective for annual reporting periods beginning after December 15, 2017, including interim periods and is to be retrospectively applied. Early adoption is not permitted. The Company is currently evaluating this guidance and the impact it will have on the consolidated financial position, results of operations or cash flows.

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

On June 5, 2015, the Company entered into an agreement with OceanaGold Corporation to sell its Waihi mine in New Zealand for approximately $101. As of June 30, 2015, total assets and total liabilities were $125 and $49, respectively.

		Costs	Depreciation	Advanced	Pre‑Tax
		Applicable	and	Projects and	Income
	Sales	to Sales	Amortization	Exploration	(Loss)
Three Months Ended June 30, 2015
Carlin	$243	$186	$46	$4	$3
Phoenix:
Gold	50	32	8
Copper	24	17	3
Total Phoenix	74	49	11	1	9
Twin Creeks	150	65	12	3	68
Other North America	—	—	—	7	(6)
North America	467	300	69	15	74

Yanacocha	242	128	66	8	20
Other South America	—	—	2	12	(16)
South America	242	128	68	20	4

Boddington:
Gold	202	122	24
Copper	41	29	5
Total Boddington	243	151	29	—	51
Tanami	138	59	22	2	53
Waihi	39	17	3	1	14
Kalgoorlie	100	78	6	1	13
Batu Hijau:
Gold	178	72	14
Copper	269	121	21
Total Batu Hijau	447	193	35	4	202
Other Asia Pacific	—	—	4	1	(12)
Asia Pacific	967	498	99	9	321

Ahafo	87	43	13	5	22
Akyem	145	50	24	4	63
Other Africa	—	—	—	1	—
Africa	232	93	37	10	85

Corporate and Other	—	—	3	27	(186)
Consolidated	$1,908	$1,019	$276	$81	$298

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

		Costs	Depreciation	Advanced	Pre‑Tax
		Applicable	and	Projects and	Income
	Sales	to Sales	Amortization	Exploration	(Loss)
Three Months Ended June 30, 2014
Carlin	$268	$209	$43	$7	$3
Phoenix:
Gold	72	35	9
Copper	39	30	5
Total Phoenix	111	65	14	—	30
Twin Creeks	125	49	9	3	62
La Herradura (1)	59	26	10	2	20
Other North America	—	—	—	6	(7)
North America	563	349	76	18	108

Yanacocha	240	184	84	9	(53)
Other South America	—	—	—	9	(24)
South America	240	184	84	18	(77)

Boddington:
Gold	190	133	24
Copper	38	32	6
Total Boddington	228	165	30	—	27
Tanami	119	63	18	4	33
Jundee (2)	97	43	17	—	37
Waihi	52	19	7	1	24
Kalgoorlie	96	65	4	2	22
Batu Hijau:
Gold	10	9	3
Copper	59	54	17
Total Batu Hijau	69	63	20	1	(33)
Other Asia Pacific	—	—	5	1	(14)
Asia Pacific	661	418	101	9	96

Ahafo	156	65	17	5	71
Akyem	145	44	21	—	74
Other Africa	—	—	—	3	(5)
Africa	301	109	38	8	140

Corporate and Other	—	—	7	30	(175)
Consolidated	$1,765	$1,060	$306	$83	$92

(1)	On October 6, 2014, the Company sold its 44% interest in La Herradura.
(2)	The Jundee mine was sold July 1, 2014.

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

		Costs	Depreciation	Advanced	Pre‑Tax
		Applicable	and	Projects and	Income	Capital
	Sales	to Sales	Amortization	Exploration	(Loss)	Expenditures(1)
Six Months Ended June 30, 2015
Carlin	$519	$364	$91	$7	$50	$115
Phoenix:
Gold	111	73	18
Copper	58	42	9
Total Phoenix	169	115	27	2	17	15
Twin Creeks	299	124	25	5	142	31
Other North America	—	—	—	12	(7)	26
North America	987	603	143	26	202	187

Yanacocha	543	242	137	13	114	34
Other South America	—	—	5	22	(29)	—
South America	543	242	142	35	85	34

Boddington:
Gold	441	279	54
Copper	88	68	12
Total Boddington	529	347	66	1	109	29
Tanami	258	116	41	3	98	46
Waihi	89	36	8	2	39	10
Kalgoorlie	174	138	11	1	24	11
Batu Hijau:
Gold	292	122	23
Copper	515	242	42
Total Batu Hijau	807	364	65	5	337	40
Other Asia Pacific	—	—	8	2	(21)	2
Asia Pacific	1,857	1,001	199	14	586	138

Ahafo	208	98	28	11	66	45
Akyem	285	94	46	4	134	19
Other Africa	—	—	—	2	(3)	—
Africa	493	192	74	17	197	64

Corporate and Other	—	—	7	50	(349)	194
Consolidated	$3,880	$2,038	$565	$142	$721	$617

(1)	Includes an increase in accrued capital expenditures of $11; consolidated capital expenditures on a cash basis were $606.

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

		Costs	Depreciation	Advanced	Pre‑Tax
		Applicable	and	Projects and	Income	Capital
	Sales	to Sales	Amortization	Exploration	(Loss)	Expenditures(1)
Six Months Ended June 30, 2014
Carlin	$561	$401	$78	$11	$64	$103
Phoenix:
Gold	142	69	14
Copper	71	56	8
Total Phoenix	213	125	22	1	59	16
Twin Creeks	257	104	20	4	173	60
La Herradura (2)	90	42	18	6	23	14
Other North America	—	—	—	12	(16)	6
North America	1,121	672	138	34	303	199

Yanacocha	505	405	185	16	(140)	35
Other South America	—	—	—	17	(32)	15
South America	505	405	185	33	(172)	50

Boddington:
Gold	410	275	49
Copper	77	72	12
Total Boddington	487	347	61	—	64	46
Tanami	224	118	35	5	61	38
Jundee (3)	179	85	34	1	58	15
Waihi	85	38	12	1	31	5
Kalgoorlie	214	142	10	3	55	5
Batu Hijau:
Gold	18	17	5
Copper	101	111	30
Total Batu Hijau	119	128	35	2	(84)	31
Other Asia Pacific	—	—	9	2	(26)	4
Asia Pacific	1,308	858	196	14	159	144

Ahafo	297	126	33	14	115	60
Akyem	298	82	42	—	162	—
Other Africa	—	—	—	5	(8)	—
Africa	595	208	75	19	269	60

Corporate and Other	—	—	10	59	(324)	12
Consolidated	$3,529	$2,143	$604	$159	$235	$465

(1)	Includes a decrease in accrued capital expenditures of $24; consolidated capital expenditures on a cash basis were $489.
(2)	On October 6, 2014, the Company sold its 44% interest in La Herradura.
(3)	The Jundee mine was sold July 1, 2014.

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

NOTE 4    RECLAMATION AND REMEDIATION

The Company’s Reclamation and remediation expense consisted of:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Reclamation	$4	$—	$5	$—
Accretion - operating	18	18	36	36
Accretion - non-operating	4	3	8	5
	$26	$21	$49	$41

The following is a reconciliation of Reclamation and remediation liabilities:

	Six Months Ended
	June 30,
	2015	2014
Balance at beginning of period	$1,689	$1,611
Additions, changes in estimates and other	22	(7)
Liabilities settled	(38)	(23)
Accretion expense	44	41
Balance at end of period	$1,717	$1,622

At June 30, 2015 and December 31, 2014, $1,547 and $1,497, respectively, were accrued for reclamation obligations relating to operating properties. In addition, the Company is involved in several matters concerning environmental obligations associated with former, primarily historic, mining activities (non-operating). Generally, these matters concern developing and implementing remediation plans at the various sites involved. At June 30, 2015 and December 31, 2014, $170 and $192, respectively, were accrued for such obligations. These amounts are also included in Reclamation and remediation liabilities.

The current portion of Reclamation and remediation liabilities of $64 and $83 at June 30, 2015 and December 31, 2014, respectively, are included in Other current liabilities.

NOTE 5    OTHER EXPENSE, NET

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Regional administration	$17	$16	$31	$31
Community development	8	15	16	26
Restructuring and other	9	6	14	13
Acquisition costs	8	—	8	—
Write-downs	2	13	3	13
Western Australia power plant	1	1	3	7
Other	7	13	16	26
	$52	$64	$91	$116

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

NOTE 6    OTHER INCOME, NET

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Gain (loss) on asset and investment sales, net	$(1)	$2	$43	$52
Refinery income, net	—	5	8	9
Foreign currency exchange, net	(9)	(10)	3	(24)
Impairment of investments	(16)	—	(73)	(1)
Other	3	6	7	13
	$(23)	$3	$(12)	$49

NOTE 7    INCOME AND MINING TAXES

The Company’s income and mining tax expense differed from the amounts computed by applying the United States statutory corporate income tax rate for the following reasons:

	Three Months Ended June 30,				Six Months Ended June 30,
	2015		2014		2015		2014
Income before income and mining tax and other items		$298		$92		$721		$235

Tax at statutory rate	35%	$104	35%	$32	35%	$252	35%	$82
Reconciling items:
Percentage depletion	(6)%	(19)	(21)%	(19)	(5)%	(34)	(13)%	(30)
Change in valuation allowance on deferred tax assets	13%	40	(81)%	(75)	12%	84	(27)%	(62)
Mining and other taxes	5%	16	5%	5	3%	24	3%	8
Disallowed loss on Midas Sale	—%	—	—%	—	—%	—	6%	13
Effect of foreign earnings, net of credits	2%	5	3%	3	1%	8	4%	9
Other	2%	6	1%	1	2%	11	2%	5
Income and mining tax expense (benefit)	51%	$152	(58)%	$(53)	48%	$345	10%	$25

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

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

At June 30, 2015, the Company’s total unrecognized tax benefit was $399 for uncertain income tax positions taken or expected to be taken on income tax returns. Of this, $81 represents the amount of unrecognized tax benefits that, if recognized, would affect the Company’s effective income tax rate.

As a result of the statute of limitations that expire in the next 12 months in various jurisdictions, and possible settlements of audit-related issues with taxing authorities in various jurisdictions, none of which are individually significant, the Company believes that it is reasonably possible that the total amount of its net unrecognized income tax benefits will decrease by approximately $50 to $55 in the next 12 months.

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

During the second quarter and first half of 2015, the Company recorded a benefit of $9 and a benefit of $17, net of tax expense of $4 and expense of $8, respectively. During the second quarter and first half of 2014, the Company recorded a charge of $2 and a charge of $19, net of tax benefit of $1 and benefit of $9, respectively.

Net operating cash used in discontinued operations of $6 and $6 in the first half of 2015 and 2014 respectively, relates to payments on the Holt property royalty.

NOTE 9    NET INCOME (LOSS) ATTRIBUTABLE TO NONCONTROLLING INTERESTS

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Minera Yanacocha	$18	$(20)	$23	$(49)
Batu Hijau	66	(10)	111	(33)
TMAC	(7)	(6)	(13)	(7)
Other	(1)	1	1	2
	$76	$(35)	$122	$(87)

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

Newmont’s economic ownership interest in TMAC was reduced from 44.69% to 37.79% in January 2015, and to 36.96% in April 2015, due to TMAC’s private placements to raise funds. The remaining interests are held by TMAC management and various outside investors.

Newmont consolidates PTNNT and TMAC in its condensed consolidated financial statements as Newmont is the primary beneficiary in both variable interest entities (“VIEs”). On July 7, 2015 TMAC completed an initial public

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

offering, and, as a result, Newmont’s economic ownership interest will be reduced to 30.72%. The Company is currently evaluating the impact that this will have on its consolidated financial statements for the third quarter of 2015.

The following summarizes the assets and liabilities, inclusive of deferred tax assets and deferred tax liabilities, of our consolidated VIEs (including noncontrolling interests).

	At June 30, 2015		At December 31, 2014
	Total Assets	Total Liabilities	Total Assets	Total Liabilities
TMAC	$59	$20	$38	$17
Batu Hijau	$3,429	$1,216	$3,150	$1,155

\

NOTE 10    INCOME (LOSS) PER COMMON SHARE

Basic income per common share is computed by dividing income available to Newmont common stockholders by the weighted average number of common shares outstanding during the period. Diluted income per common share is computed similarly except that weighted average common shares is increased to reflect all dilutive instruments.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Net income (loss) attributable to Newmont stockholders
Continuing operations	$63	$182	$238	$299
Discontinued operations	9	(2)	17	(19)
	$72	$180	$255	$280

Weighted average common shares (millions):
Basic	505	499	502	498
Effect of employee stock-based awards	1	—	1	1
Diluted	506	499	503	499

Income (loss) per common share
Basic:
Continuing operations	$0.13	$0.37	$0.48	$0.60
Discontinued operations	0.01	(0.01)	0.03	(0.04)
	$0.14	$0.36	$0.51	$0.56
Diluted:
Continuing operations	$0.13	$0.37	$0.48	$0.60
Discontinued operations	0.01	(0.01)	0.03	(0.04)
	$0.14	$0.36	$0.51	$0.56

Options to purchase 2 million and 3 million shares of common stock at average exercise prices of $48 and $48 were outstanding at June 30, 2015 and 2014, respectively, but were not included in the computation of diluted weighted average common shares because their exercise prices exceeded the average price of the Company’s common stock for the respective periods presented.

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

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

NOTE 11    EMPLOYEE PENSION AND OTHER BENEFIT PLANS

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Pension benefit costs, net
Service cost	$7	$7	$15	$13
Interest cost	11	10	22	20
Expected return on plan assets	(14)	(13)	(29)	(26)
Amortization, net	7	4	14	7
Settlements	—	3	—	3
	$11	$11	$22	$17

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Other benefit costs, net
Service cost	$1	$—	$2	$1
Interest cost	1	1	3	3
	$2	$1	$5	$4

In April 2015, the Company approved an amendment to the terms of its Post-Retirement Medical and Life Insurance Plan, effective September 2015. The Company announced this change in June, and as a result, re-measured its other post-retirement benefit plan liability at June 30, 2015. The discount rate used for purposes of the re-measurement was 4.74%. The re-measurement resulted in a decrease of the post-retirement benefit plan liability of $52 ($34, net of tax).

NOTE 12    STOCK-BASED COMPENSATION

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Stock options	$—	$1	$—	$2
Restricted stock units	8	8	16	15
Performance leveraged stock units	11	2	21	5
Strategic performance units	1	2	3	5
	$20	$13	$40	$27

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

	Fair Value at June 30, 2015
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$2,164	$2,164	$—	$—
Marketable equity securities:
Extractive industries	117	117	—	—
Other	17	17	—	—
Marketable debt securities:
Asset backed commercial paper	22	—	—	22
Auction rate securities	7	—	—	7
Trade receivable from provisional copper and gold concentrate sales, net	263	263	—	—
	$2,590	$2,561	$—	$29
Liabilities:
Derivative instruments, net:
Foreign exchange forward contracts	$81	$—	$81	$—
Diesel forward contracts	23	—	23	—
Boddington contingent consideration	10	—	—	10
Holt property royalty	148	—	—	148
	$262	$—	$104	$158

The fair values of the derivative instruments in the table above are presented on a net basis. The gross amounts related to the fair value of the derivatives instruments above are included in the Derivatives Instruments Note. All other fair value disclosures in the above table are presented on a gross basis.

In addition to the financial instruments listed in the table above, we hold other financial instruments including receivables, accounts payable and debt. The carrying amounts for receivables and accounts payable approximated their fair value. The estimated fair value of our outstanding debt, exclusive of capital leases, was $6,221 at June 30, 2015 and the outstanding carrying value was $6,369 at June 30, 2015. The estimated fair values of our outstanding debt were determined based on quoted prices for similar instruments in active markets (Level 2).

The following table sets forth a summary of the quantitative and qualitative information related to the unobservable inputs used in the calculation of the Company’s Level 3 financial assets and liabilities at June 30, 2015:

	At June 30,			Range/Weighted
Description	2015	Valuation technique	Unobservable input	average
Auction Rate Securities	$7	Discounted cash flow	Weighted average recoverability rate	85%
Asset Backed Commercial Paper	22	Discounted cash flow	Recoverability rate	90%
Boddington Contingent Consideration	10	Monte Carlo	Discount rate	4%
			Long-term gold price	$1,300
			Long-term copper price	$3.00
Holt property royalty	148	Monte Carlo	Weighted average discount rate	4%
			Long-term gold price	$1,300

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

The following table sets forth a summary of changes in the fair value of the Company’s Level 3 financial assets and liabilities:

		Asset
	Auction	Backed		Boddington	Holt
	Rate	Commercial	Total	Contingent	Property	Total
	Securities	Paper	Assets	Royalty	Royalty	Liabilities
Fair value at December 31, 2014	$6	$24	$30	$10	$179	$189
Settlements	—	—	—	—	(6)	(6)
Revaluation	1	(2)	(1)	—	(25)	(25)
Fair value at June 30, 2015	$7	$22	$29	$10	$148	$158

At June 30, 2015, assets and liabilities classified within Level 3 of the fair value hierarchy represent 1% and 60%, respectively, of total assets and liabilities measured at fair value.

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

Cash Flow Hedges

The following foreign currency and diesel contracts are designated as cash flow hedges, and as such, the effective portion of unrealized changes in market value have been recorded in Accumulated other comprehensive income (loss) and are reclassified to income during the period in which the hedged transaction affects earnings. Gains and losses from hedge ineffectiveness are recognized in current earnings.

Foreign Currency Contracts

The Company had the following foreign currency derivative contracts outstanding at June 30, 2015:

	Expected Maturity Date
	2015	2016	2017	2018	Total/Average
A$ Operating Fixed Forward Contracts:
A$ notional (millions)	128	158	105	6	397
Average rate ($/A$)	0.97	0.95	0.93	0.92	0.95
Expected hedge ratio	20%	12%	8%	4%
NZ$ Operating Fixed Forward Contracts:
NZ$ notional (millions)	23	11	—	—	34
Average rate ($/NZ$)	0.80	0.80	—	—	0.80
Expected hedge ratio	42%	15%	—	—

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

Diesel Fixed Forward Contracts

The Company had the following diesel derivative contracts in Nevada outstanding at June 30, 2015:

	Expected Maturity Date
	2015	2016	2017	Total/Average
Diesel Fixed Forward Contracts:
Diesel gallons (millions)	11	17	4	32
Average rate ($/gallon)	2.63	2.53	2.69	2.58
Expected hedge ratio	60%	42%	12%

Derivative Instrument Fair Values

The Company had the following derivative instruments designated as hedges at June 30, 2015 and December 31, 2014:

	Fair Values of Derivative Instruments
	At June 30, 2015
	Other	Other	Other	Other
	Current	Long-Term	Current	Long-Term
	Assets	Assets	Liabilities	Liabilities
Foreign currency exchange contracts:
A$ operating fixed forwards	$—	$—	$43	$34
NZ$ operating fixed forwards	—	—	4	—
Diesel fixed forwards	—	—	17	6
Total derivative instruments (Notes 18 and 20)	$—	$—	$64	$40

	Fair Values of Derivative Instruments
	At December 31, 2014
	Other	Other	Other	Other
	Current	Long-Term	Current	Long-Term
	Assets	Assets	Liabilities	Liabilities
Foreign currency exchange contracts:
A$ operating fixed forwards	$—	$—	$45	$40
NZ$ operating fixed forwards	—	—	2	1
Diesel fixed forwards	1	—	25	12
Total derivative instruments (Notes 18 and 20)	$1	$—	$72	$53

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

The following tables show the location and amount of gains (losses) reported in the Company’s Condensed Consolidated Financial Statements related to the Company’s cash flow hedges.

	Foreign Currency		Diesel Fixed		Forward Starting
	Exchange Contracts		Forward Contracts		Swap Contracts
	2015	2014	2015	2014	2015	2014
For the three months ended June 30,
Cash flow hedging relationships:
Gain (loss) recognized in other comprehensive income	$3	$18	$4	$3	$—	$—
Gain (loss) reclassified from Accumulated other comprehensive income into income (effective portion) (1)	$(6)	$22	$(6)	$1	$(4)	$(4)
For the six months ended June 30,
Cash flow hedging relationships:
Gain (loss) recognized in other comprehensive income (loss) (effective portion)	$(24)	$52	$(1)	$1	$—	$—
Gain (loss) reclassified from Accumulated other comprehensive income into income (loss) (effective portion) (1)	$(13)	$27	$(13)	$1	$(9)	$(9)
Gain (loss) reclassified from Accumulated other comprehensive income into income (ineffective portion) (2)	$—	$—	$1	$—	$—	$—

(1)	The gain (loss) recognized for the effective portion of cash flow hedges is included in Cost applicable to sales and Interest expense, net.
(2)	The ineffective portion recognized for cash flow hedges in included in Other Income, net.

Based on fair values at June 30, 2015 the amount to be reclassified from Accumulated other comprehensive income (loss), net of tax to income for derivative instruments during the next 12 months is a loss of approximately $51.

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

At June 30, 2015, Newmont had gold and copper sales of 210,000 ounces and 133 million pounds priced at an average of $1,173 per ounce and $2.60 per pound, respectively, subject to final pricing over the next several months.

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

NOTE 15    INVESTMENTS

	At June 30, 2015
	Cost/Equity	Unrealized		Fair/Equity
	Basis	Gain	Loss	Basis
Current:
Marketable Equity Securities:
Gabriel Resources Ltd.	$31	$—	$(20)	$11
Other	26	3	(7)	22
	$57	$3	$(27)	$33
Long-term:
Marketable Debt Securities:
Asset backed commercial paper	$20	$2	$—	$22
Auction rate securities	8	—	(1)	7
	28	2	(1)	29
Marketable Equity Securities:
Regis Resources Ltd.	81	—	—	81
Other	18	2	—	20
	99	2	—	101

Other investments, at cost	14	—	—	14
Investment in Affiliates:
Euronimba Ltd.	1	—	—	1
Minera La Zanja S.R.L.	89	—	—	89
Novo Resources Corp.	15	—	—	15
	$246	$4	$(1)	$249

	At December 31, 2014
	Cost/Equity	Unrealized		Fair/Equity
	Basis	Gain	Loss	Basis
Current:
Marketable Equity Securities:
Gabriel Resources Ltd.	$34	$—	$(17)	$17
Other	30	3	(2)	31
	64	3	(19)	48
Certificate of Deposit	25	—	—	25
	$89	$3	$(19)	$73
Long-term:
Marketable Debt Securities:
Asset backed commercial paper	$22	$2	$—	$24
Auction rate securities	8	—	(2)	6
	30	2	(2)	30
Marketable Equity Securities:
Regis Resources Ltd.	153	—	—	153
Other	17	2	—	19
	170	2	—	172

Other investments, at cost	14	—	—	14
Investment in Affiliates:
Euronimba Ltd.	2			2
Minera La Zanja S.R.L.	101	—	—	101
Novo Resources Corp.	15	—	—	15
	$332	$4	$(2)	$334

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

In February 2015, the Company’s $25 Certificate of Deposit matured.

In March 2014, the Company sold its investment in Paladin Energy Ltd. for $25, resulting in a pre-tax gain of $4 recorded in Other income, net. In June 2014, the Company completed the sale of its investment in Leyshon Energy Ltd. for $1, resulting in a pre-tax gain of $1 recorded in Other income, net.

During the three months ended and six months ended June 30, 2015, the Company recognized impairments for other-than-temporary declines in value of $16 and $73, respectively, for marketable securities primarily related to its holdings of Regis Resources Ltd. as a result of the continued decline in stock price.

The following tables present the gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by length of time that the individual securities have been in a continuous unrealized loss position:

	Less than 12 Months		12 Months or Greater		Total
At June 30, 2015	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Marketable equity securities	$24	$27	$—	$—	$24	$27
Auction rate securities	—	—	7	1	7	1
	$24	$27	$7	$1	$31	$28

	Less than 12 Months		12 Months or Greater		Total
At December 31, 2014	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Marketable equity securities	$33	$19	$—	$—	$33	$19
Auction rate securities	—	—	6	2	6	2
	$33	$19	$6	$2	$39	$21

While the fair value of the Company’s investments in marketable equity securities and auction rate securities are below their respective cost, the Company views these declines as temporary. The Company has the ability and intends to hold its auction rate securities until maturity or such time that the market recovers.

NOTE 16    INVENTORIES

	At June 30,	At December 31,
	2015	2014
In-process	$127	$127
Concentrate and copper cathode	155	110
Precious metals	20	12
Materials, supplies and other	446	451
	$748	$700

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

NOTE 17    STOCKPILES AND ORE ON LEACH PADS

	At June 30,	At December 31,
	2015	2014
Current:
Stockpiles	$565	$445
Ore on leach pads	226	221
	$791	$666
Long-term:
Stockpiles	$2,559	$2,599
Ore on leach pads	264	221
	$2,823	$2,820

	At June 30,	At December 31,
	2015	2014
Stockpiles and ore on leach pads:
Carlin	$425	$399
Phoenix	104	103
Twin Creeks	296	285
Yanacocha	492	459
Boddington	401	390
Tanami	6	14
Waihi	2	2
Kalgoorlie	117	116
Batu Hijau	1,241	1,242
Ahafo	418	376
Akyem	112	100
	$3,614	$3,486

The Company recorded write-downs of $97 and $44 classified as components of Costs applicable to sales and Depreciation and amortization, respectively, for the first half of 2015 to reduce the carrying value of stockpiles and ore on leach pads to net realizable value. Adjustments to net realizable value are a result of current and prior stripping costs, lower long-term metal prices in relation to the Company’s long term price assumptions and higher estimated future processing costs. Of the write-downs in the first half of 2015, $74 are related to Carlin, $7 to Twin Creeks, $21 to Boddington and $39 to Yanacocha.

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

NOTE 18    OTHER ASSETS

	At June 30,	At December 31,
	2015	2014
Other current assets:
Refinery metal inventory and receivable	$711	$606
Prepaid assets	96	147
Other refinery metal receivables	81	124
Derivative instruments	—	1
Other	21	3
	$909	$881

Other long-term assets:
Income tax receivable	$212	$215
Restricted cash	181	127
Prepaid royalties	125	125
Goodwill	105	105
Intangible assets	104	109
Debt issuance costs	53	58
Taxes other than income and mining	46	59
Prepaid maintenance costs	37	30
Other	47	55
	$910	$883

NOTE 19    DEBT

Scheduled minimum debt repayments are $100 for the remainder of 2015, $212 in 2016, $765 in 2017, $nil in 2018, $1,175 in 2019 and $4,200 thereafter. Scheduled minimum capital lease repayments are $1 in 2015, $3 in 2016 and 2017, $1 in 2018 and 2019 and $3 thereafter.

In the first quarter of 2015, the Company made a payment of $200 on the Term Loan Facility, leaving the principal balance at $275 due in 2019. In the second quarter of 2015, the Company paid the remaining outstanding balance of $25 on the Ahafo Project Finance Facility. In the first half of 2015, the Company made debt payments of $55 on the PTNNT Revolving Credit Facility, leaving the principal balance at $500.

On March 3, 2015 the Company’s $3,000 Corporate Revolving Credit Facility was amended to extend $2,725 of the facility to March 3, 2020. On June 17, 2015 the Company’s Corporate Revolving Credit Facility was further amended to extend $175 of the facility, not previously extended, to March 3, 2020. The remaining $100 matures on March 31, 2019. Fees and other debt issuance costs related to the extension of the facility were capitalized and will be amortized over the term of the facility. There are no borrowings outstanding under the facility at June 30, 2015.

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

NOTE 20    OTHER LIABILITIES

	At June 30,	At December 31,
	2015	2014
Other current liabilities:
Refinery metal payable and liabilities	$711	$606
Deferred income tax	125	132
Accrued operating costs	110	99
Interest	72	71
Accrued capital expenditures	68	59
Derivative instruments	64	72
Reclamation and remediation liabilities	64	83
Royalties	52	67
Taxes other than income and mining	12	21
Holt property royalty	12	12
Other	41	23
	$1,331	$1,245

Other long-term liabilities:
Holt property royalty	$136	$167
Income and mining taxes	63	79
Derivative instruments	40	53
Power supply agreements	33	35
Social development obligations	29	29
Boddington contingent consideration	10	10
Other	22	22
	$333	$395

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

NOTE 21    CHANGES IN EQUITY

	Six Months Ended June 30,
	2015	2014
Common stock:
At beginning of period	$798	$789
Redemptions of Exchangeable Shares	—	8
Stock based awards	2	1
Stock issuance	46	—
At end of period	846	798
Additional paid-in capital:
At beginning of period	8,712	8,538
Redemption of Exchangeable Shares	—	(8)
Stock based awards	38	74
Sale of noncontrolling interests	12	32
Stock issuance	629	—
At end of period	9,391	8,636
Accumulated other comprehensive income (loss):
At beginning of period	(478)	(182)
Other comprehensive income (loss)	38	(60)
At end of period	(440)	(242)
Retained earnings:
At beginning of period	1,242	848
Net income (loss) attributable to Newmont stockholders	255	280
Dividends Paid	(23)	(89)
At end of period	1,474	1,039
Noncontrolling interests:
At beginning of period	2,815	2,916
Net income (loss) attributable to noncontrolling interests	122	(87)
Dividends paid to noncontrolling interests	(3)	(4)
Sale of noncontrolling interests, net	63	35
At end of period	2,997	2,860
Total equity	$14,268	$13,091

NOTE 22    RECLASSIFICATIONS OUT OF ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

			Pension and	Changes in
	Unrealized	Foreign	other	fair value of
	(loss) on	currency	post‑retirement	cash flow
	marketable	translation	benefit	hedge
	securities, net	adjustments	adjustments	instruments	Total
December 31, 2014	$(142)	$127	$(249)	$(214)	$(478)
Change in other comprehensive income (loss) before reclassifications	(79)	(5)	34	(17)	(67)
Reclassifications from accumulated other comprehensive income (loss)	72	—	10	23	105
Net current-period other comprehensive income (loss)	(7)	(5)	44	6	38
June 30, 2015	$(149)	$122	$(205)	$(208)	$(440)

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)				Affected Line Item in the Condensed Consolidated Statement of Income
	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Marketable securities adjustments:
Sale of marketable securities	$—	$(1)	$(1)	$(5)	Other income, net
Impairment of marketable securities	16	—	73	1	Other income, net
Total before tax	16	(1)	72	(4)
Tax benefit (expense)	—	—	—	1
Net of tax	$16	$(1)	$72	$(3)
Pension liability adjustments:
Amortization, net	$7	$4	$14	$7	(1)
Total before tax	7	4	14	7
Tax benefit (expense)	(2)	(1)	(4)	(2)
Net of tax	$5	$3	$10	$5
Hedge instruments adjustments:
Operating cash flow hedges (effective portion)	$12	$(23)	$26	$(28)	Costs applicable to sales
Operating cash flow hedges (ineffective portion)	—	—	(1)	—	Other income, net
Forward starting swap hedges	4	4	9	9	Interest expense, net
Total before tax	16	(19)	34	(19)
Tax benefit (expense)	(5)	6	(11)	6
Net of tax	$11	$(13)	$23	$(13)
Total reclassifications for the period, net of tax	$32	$(11)	$105	$(11)

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

NOTE 23    NET CHANGE IN OPERATING ASSETS AND LIABILITIES

Net cash provided by operations attributable to the net change in operating assets and liabilities is composed of the following:

	Six Months Ended
	June 30,
	2015	2014
Decrease (increase) in operating assets:
Trade and other accounts receivables	$(89)	$68
Inventories, stockpiles and ore on leach pads	(179)	(359)
EGR refinery and other assets	(82)	(123)
Other assets	78	(47)
Increase (decrease) in operating liabilities:
Accounts payable and other accrued liabilities	(40)	(92)
EGR refinery and other liabilities	82	123
Reclamation liabilities	(38)	(23)
	$(268)	$(453)

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

	Three Months Ended June 30, 2015
					Newmont
	Newmont				Mining
	Mining	Newmont	Other		Corporation
Condensed Consolidating Statement of Operation	Corporation	USA	Subsidiaries	Eliminations	Consolidated

Sales	$—	$445	$1,463	$—	$1,908
Costs and expenses
Costs applicable to sales (1)	—	282	737	—	1,019
Depreciation and amortization	1	72	203	—	276
Reclamation and remediation	—	4	22	—	26
Exploration	—	10	38	—	48
Advanced projects, research and development	—	3	30	—	33
General and administrative	—	20	31	—	51
Other expense, net	—	10	42	—	52
	1	401	1,103	—	1,505
Other income (expense)
Other income, net	19	1	(43)	—	(23)
Interest income - intercompany	33	10	3	(46)	—
Interest expense - intercompany	(4)	—	(42)	46	—
Interest expense, net	(71)	(2)	(9)	—	(82)
	(23)	9	(91)	—	(105)
Income (loss) before income and mining tax and other items	(24)	53	269	—	298
Income and mining tax benefit (expense)	10	(8)	(154)	—	(152)
Equity income (loss) of affiliates	86	(22)	20	(91)	(7)
Income (loss) from continuing operations	72	23	135	(91)	139
Income (loss) from discontinued operations	—	—	9	—	9
Net income (loss)	72	23	144	(91)	148
Net loss (income) attributable to noncontrolling interests	—	—	(102)	26	(76)
Net income (loss) attributable to Newmont stockholders	$72	$23	$42	$(65)	$72
Comprehensive income (loss)	124	67	151	(142)	200
Comprehensive loss (income) attributable to noncontrolling interests	—	—	(102)	26	(76)
Comprehensive income (loss) attributable to Newmont stockholders	$124	$67	$49	$(116)	$124

(1)	Excludes Depreciation and amortization and Reclamation and remediation.

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

	Three Months Ended June 30, 2014
					Newmont
	Newmont				Mining
	Mining	Newmont	Other		Corporation
Condensed Consolidating Statement of Operation	Corporation	USA	Subsidiaries	Eliminations	Consolidated

Sales	$—	$485	$1,280	$—	$1,765
Costs and expenses
Costs applicable to sales (1)	—	304	756	—	1,060
Depreciation and amortization	1	71	234	—	306
Reclamation and remediation	—	3	18	—	21
Exploration	—	5	36	—	41
Advanced projects, research and development	—	10	32	—	42
General and administrative	—	27	21	—	48
Other expense, net	—	9	55	—	64
	1	429	1,152	—	1,582
Other income (expense)
Other income, net	(3)	(2)	8	—	3
Interest income - intercompany	30	—	3	(33)	—
Interest expense - intercompany	(3)	—	(30)	33	—
Interest expense, net	(83)	(1)	(10)	—	(94)
	(59)	(3)	(29)	—	(91)
Income (loss) before income and mining tax and other items	(60)	53	99	—	92
Income and mining tax benefit (expense)	11	(8)	50	—	53
Equity income (loss) of affiliates	229	58	23	(308)	2
Income (loss) from continuing operations	180	103	172	(308)	147
Income (loss) from discontinued operations	—	—	(2)	—	(2)
Net income (loss)	180	103	170	(308)	145
Net loss (income) attributable to noncontrolling interests	—	—	23	12	35
Net income (loss) attributable to Newmont stockholders	$180	$103	$193	$(296)	$180
Comprehensive income (loss)	143	112	145	(290)	110
Comprehensive loss (income) attributable to noncontrolling interests	—	—	24	9	33
Comprehensive income (loss) attributable to Newmont stockholders	$143	$112	$169	$(281)	$143

(1)	Excludes Depreciation and amortization and Reclamation and remediation.

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

	Six Months Ended June 30, 2015
					Newmont
	Newmont				Mining
	Mining	Newmont	Other		Corporation
Condensed Consolidating Statement of Operation	Corporation	USA	Subsidiaries	Eliminations	Consolidated

Sales	$—	$947	$2,933	$—	$3,880
Costs and expenses
Costs applicable to sales (1)	—	570	1,468	—	2,038
Depreciation and amortization	2	149	414	—	565
Reclamation and remediation	—	7	42	—	49
Exploration	—	16	65	—	81
Advanced projects, research and development	—	6	55	—	61
General and administrative	—	32	63	—	95
Other expense, net	—	16	75	—	91
	2	796	2,182	—	2,980
Other income (expense)
Other income, net	(9)	10	(13)	—	(12)
Interest income - intercompany	66	10	8	(84)	—
Interest expense - intercompany	(7)	—	(77)	84	—
Interest expense, net	(148)	(3)	(16)	—	(167)
	(98)	17	(98)	—	(179)
Income (loss) before income and mining tax and other items	(100)	168	653	—	721
Income and mining tax benefit (expense)	35	(37)	(343)	—	(345)
Equity income (loss) of affiliates	320	(33)	43	(346)	(16)
Income (loss) from continuing operations	255	98	353	(346)	360
Income (loss) from discontinued operations	—	—	17	—	17
Net income (loss)	255	98	370	(346)	377
Net loss (income) attributable to noncontrolling interests	—	—	(179)	57	(122)
Net income (loss) attributable to Newmont stockholders	$255	$98	$191	$(289)	$255
Comprehensive income (loss)	293	149	352	(379)	415
Comprehensive loss (income) attributable to noncontrolling interests	—	—	(173)	51	(122)
Comprehensive income (loss) attributable to Newmont stockholders	$293	$149	$179	$(328)	$293

(1)	Excludes Depreciation and amortization and Reclamation and remediation.

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

	Six Months Ended June 30, 2014
					Newmont
	Newmont				Mining
	Mining	Newmont	Other		Corporation
Condensed Consolidating Statement of Operation	Corporation	USA	Subsidiaries	Eliminations	Consolidated

Sales	$—	$985	$2,544	$—	$3,529
Costs and expenses
Costs applicable to sales (1)	—	602	1,541	—	2,143
Depreciation and amortization	2	125	477	—	604
Reclamation and remediation	—	5	36	—	41
Exploration	—	9	66	—	75
Advanced projects, research and development	—	21	63	—	84
General and administrative	—	46	47	—	93
Other expense, net	—	15	101	—	116
	2	823	2,331	—	3,156
Other income (expense)
Other income, net	(4)	58	(5)	—	49
Interest income - intercompany	60	—	5	(65)	—
Interest expense - intercompany	(5)	—	(60)	65	—
Interest expense, net	(165)	(2)	(20)	—	(187)
	(114)	56	(80)	—	(138)
Income (loss) before income and mining tax and other items	(116)	218	133	—	235
Income and mining tax benefit (expense)	40	(46)	(19)	—	(25)
Equity income (loss) of affiliates	356	(93)	6	(267)	2
Income (loss) from continuing operations	280	79	120	(267)	212
Income (loss) from discontinued operations	—	—	(19)	—	(19)
Net income (loss)	280	79	101	(267)	193
Net loss (income) attributable to noncontrolling interests	—	—	89	(2)	87
Net income (loss) attributable to Newmont stockholders	$280	$79	$190	$(269)	$280
Comprehensive income (loss)	220	90	61	(238)	133
Comprehensive loss (income) attributable to noncontrolling interests	—	—	89	(2)	87
Comprehensive income (loss) attributable to Newmont stockholders	$220	$90	$150	$(240)	$220

(1)	Excludes Depreciation and amortization and Reclamation and remediation.

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

	Six Months Ended June 30, 2015
					Newmont
	Newmont				Mining
	Mining	Newmont	Other		Corporation
Condensed Consolidating Statement of Cash Flows	Corporation	USA	Subsidiaries	Eliminations	Consolidated
Operating activities:
Net income (loss)	$255	$98	$370	$(346)	$377
Adjustments	(270)	294	590	346	960
Net change in operating assets and liabilities	84	(217)	(135)	—	(268)
Net cash provided by continuing operations	69	175	825	—	1,069
Net cash used in discontinued operations	—	—	(6)	—	(6)
Net cash provided by operations	69	175	819	—	1,063
Investing activities:
Additions to property, plant and mine development	—	(160)	(446)	—	(606)
Sales of investments	—	25	4	—	29
Proceeds from sale of other assets	—	6	38	—	44
Other	—	—	(6)	—	(6)
Net cash used in investing activities	—	(129)	(410)	—	(539)
Financing activities:
Repayment of debt	(200)	(1)	(80)	—	(281)
Net intercompany borrowings (repayments)	(518)	619	(101)	—	—
Proceeds from stock issuance, net	675	—	—	—	675
Sale of noncontrolling interests	—	3	34	—	37
Funding from noncontrolling interests	—	—	62	—	62
Acquisition of noncontrolling interests	—	—	(6)	—	(6)
Dividends paid to noncontrolling interests	—	—	(3)	—	(3)
Dividends paid to common stockholders	(23)	—	—	—	(23)
Restricted cash and other	(3)	1	(59)	—	(61)
Net cash used in financing activities	(69)	622	(153)	—	400
Effect of exchange rate changes on cash	—	—	(19)	—	(19)
Net change in cash and cash equivalents	—	668	237	—	905
Cash and cash equivalents at beginning of period	—	1,097	1,306	—	2,403
Cash and cash equivalents at end of period	$—	$1,765	$1,543	$—	$3,308

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

	Six Months Ended June 30, 2014
					Newmont
	Newmont				Mining
	Mining	Newmont	Other		Corporation
Condensed Consolidating Statement of Cash Flows	Corporation	USA	Subsidiaries	Eliminations	Consolidated
Operating activities:
Net income (loss)	$280	$79	$101	$(267)	$193
Adjustments	(343)	363	534	267	821
Net change in operating assets and liabilities	(39)	(22)	(392)	—	(453)
Net cash provided by (used in) continuing operations	(102)	420	243	—	561
Net cash used in discontinued operations	—	—	(6)	—	(6)
Net cash provided by (used in) operations	(102)	420	237	—	555
Investing activities:
Additions to property, plant and mine development	—	(172)	(317)	—	(489)
Acquisitions, net	—	—	(28)	—	(28)
Sales of investments	25	—	—	—	25
Purchases of investments	—	—	(1)	—	(1)
Proceeds from sale of other assets	—	3	73	—	76
Other	—	—	(11)	—	(11)
Net cash provided by (used in) investing activities	25	(169)	(284)	—	(428)
Financing activities:
Proceeds from debt, net	(7)	—	25	—	18
Repayment of debt	—	—	(5)	—	(5)
Net intercompany borrowings (repayments)	173	(123)	(50)	—	—
Sale of noncontrolling interests	—	—	68	—	68
Acquisition of noncontrolling interests	—	—	(4)	—	(4)
Dividends paid to noncontrolling interests	—	—	(4)	—	(4)
Dividends paid to common stockholders	(89)	—	—	—	(89)
Restricted cash and other	—	—	(11)	—	(11)
Net cash provided by (used in) financing activities	77	(123)	19	—	(27)
Effect of exchange rate changes on cash	—	—	(2)	—	(2)
Net change in cash and cash equivalents	—	128	(30)	—	98
Cash and cash equivalents at beginning of period	—	428	1,127	—	1,555
Cash and cash equivalents at end of period	$—	$556	$1,097	$—	$1,653

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

	At June 30, 2015
					Newmont
	Newmont				Mining
	Mining	Newmont	Other		Corporation
Condensed Consolidating Balance Sheet	Corporation	USA	Subsidiaries	Eliminations	Consolidated
Assets
Cash and cash equivalents	$—	$1,765	$1,543	$—	$3,308
Trade receivables	—	24	345	—	369
Other accounts receivables	—	9	177	—	186
Intercompany receivable	4,369	5,511	7,360	(17,240)	—
Investments	—	—	33	—	33
Inventories	—	174	574	—	748
Stockpiles and ore on leach pads	—	241	550	—	791
Deferred income tax assets	3	136	73	—	212
Other current assets	—	57	852	—	909
Current assets	4,372	7,917	11,507	(17,240)	6,556
Property, plant and mine development, net	28	3,192	10,465	(39)	13,646
Investments	—	15	234	—	249
Investments in subsidiaries	14,795	4,112	2,869	(21,776)	—
Stockpiles and ore on leach pads	—	575	2,248	—	2,823
Deferred income tax assets	189	571	1,507	(490)	1,777
Long-term intercompany receivable	1,838	324	512	(2,674)	—
Other long-term assets	44	239	627	—	910
Total assets	$21,266	$16,945	$29,969	$(42,219)	$25,961
Liabilities
Debt	$—	$3	$240	$—	$243
Accounts payable	—	71	326	—	397
Intercompany payable	3,973	5,233	8,034	(17,240)	—
Employee-related benefits	—	94	133	—	227
Income and mining taxes	—	—	158	—	158
Other current liabilities	73	148	1,110	—	1,331
Current liabilities	4,046	5,549	10,001	(17,240)	2,356
Debt	5,867	9	264	—	6,140
Reclamation and remediation liabilities	—	240	1,413	—	1,653
Deferred income tax liabilities	—	46	1,203	(490)	759
Employee-related benefits	—	298	154	—	452
Long-term intercompany payable	82	—	2,631	(2,713)	—
Other long-term liabilities	—	24	309	—	333
Total liabilities	9,995	6,166	15,975	(20,443)	11,693
Equity
Newmont stockholders’ equity	11,271	10,779	9,287	(20,066)	11,271
Noncontrolling interests	—	—	4,707	(1,710)	2,997
Total equity	11,271	10,779	13,994	(21,776)	14,268
Total liabilities and equity	$21,266	$16,945	$29,969	$(42,219)	$25,961

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

	At December 31, 2014
					Newmont
	Newmont				Mining
	Mining	Newmont	Other		Corporation
Condensed Consolidating Balance Sheet	Corporation	USA	Subsidiaries	Eliminations	Consolidated
Assets
Cash and cash equivalents	$—	$1,097	$1,306	$—	$2,403
Trade receivables	—	23	163	—	186
Other accounts receivables	—	21	269	—	290
Intercompany receivable	4,058	6,027	6,698	(16,783)	—
Investments	—	25	48	—	73
Inventories	—	157	543	—	700
Stockpiles and ore on leach pads	—	201	465	—	666
Deferred income tax assets	3	153	84	—	240
Other current assets	—	95	786	—	881
Current assets	4,061	7,799	10,362	(16,783)	5,439
Property, plant and mine development, net	28	3,190	10,473	(41)	13,650
Investments	—	13	321	—	334
Investments in subsidiaries	14,553	4,121	2,822	(21,496)	—
Stockpiles and ore on leach pads	—	580	2,240	—	2,820
Deferred income tax assets	275	535	1,470	(490)	1,790
Long-term intercompany receivable	1,968	220	700	(2,888)	—
Other long-term assets	48	238	597	—	883
Total assets	$20,933	$16,696	$28,985	$(41,698)	$24,916
Liabilities
Debt	$—	$1	$165	$—	$166
Accounts payable	—	60	346	—	406
Intercompany payable	4,299	5,034	7,450	(16,783)	—
Employee-related benefits	—	141	166	—	307
Income and mining taxes	—	—	74	—	74
Other current liabilities	67	176	1,002	—	1,245
Current liabilities	4,366	5,412	9,203	(16,783)	2,198
Debt	6,055	5	420	—	6,480
Reclamation and remediation liabilities	—	236	1,370	—	1,606
Deferred income tax liabilities	—	43	1,103	(490)	656
Employee-related benefits	—	343	149	—	492
Long-term intercompany payable	238	—	2,691	(2,929)	—
Other long-term liabilities	—	37	358	—	395
Total liabilities	10,659	6,076	15,294	(20,202)	11,827
Equity
Newmont stockholders’ equity	10,274	10,620	9,225	(19,845)	10,274
Noncontrolling interests	—	—	4,466	(1,651)	2,815
Total equity	10,274	10,620	13,691	(21,496)	13,089
Total liabilities and equity	$20,933	$16,696	$28,985	$(41,698)	$24,916

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

Operating Segments

The Company’s operating segments are identified in Note 3. Except as noted in this paragraph, all of the Company’s commitments and contingencies specifically described herein relate to the Corporate and Other reportable segment. The Yanacocha matters relate to the Yanacocha reportable segment. The PTNNT matters relate to the Asia Pacific reportable segment. The Fronteer matters relate to the Other North America reportable segment.

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

Estimated future reclamation costs are based principally on legal and regulatory requirements. At June 30, 2015 and December 31, 2014, $1,547 and $1,497, respectively, were accrued for reclamation costs relating to currently or recently producing mineral properties in accordance with asset retirement obligation guidance. The current portions of $38 and $42 at June 30, 2015 and December 31, 2014, respectively, are included in Other current liabilities.

In addition, the Company is involved in several matters concerning environmental obligations associated with former mining activities. Generally, these matters concern developing and implementing remediation plans at the various sites involved. The Company believes that the related environmental obligations associated with these sites are similar in nature with respect to the development of remediation plans, their risk profile and the compliance required to meet general environmental standards. Based upon the Company’s best estimate of its liability for these matters, $170 and $192 were accrued for such obligations at June 30, 2015 and December 31, 2014, respectively. These amounts are included in Other current liabilities and Reclamation and remediation liabilities. Depending upon the ultimate resolution of these matters, the Company believes that it is reasonably possible that the liability for these matters could be as much as 131% greater or 1% lower than the amount accrued at June 30, 2015. The amounts accrued are reviewed periodically based upon facts and circumstances available at the time. Changes in estimates are recorded in Reclamation and remediation in the period estimates are revised.

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

During the first quarter, the Peruvian government agency responsible for certain environmental regulations, Ministry of the Environment ("MINAM"), issued proposed in-stream water quality criteria pursuant to which MINAM may require mining companies, including Yanacocha, to comply. These criteria would modify the in-stream water quality criteria, pursuant to which Yanacocha has been designing water treatment processes and infrastructure, with a compliance deadline of December 2015.  The proposed criteria may require additional and potentially different water treatment infrastructure from that required under the December 2015 compliance deadline.  Yanacocha has appealed for an extension to the December 2015 compliance deadline for these previously announced in-stream water quality criteria, which remains pending.  Yanacocha is currently assessing redesign and treatment options in connection with the recently proposed criteria.  Those redesign and enhanced treatment options may result in increased costs and require additional time for implementation.  If Yanacocha is unsuccessful in appealing or meeting the

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

requirements by the deadlines, it could result in potential fines and penalties relating to intermittent non-compliant exceedances, permitting delays or impacts to operations. See Item 1A, Risk Factors for a description of risks relating to hazards and uncertainties associates with mining and compliance with increasing environmental regulations.

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

Administrative Claim: On April 8, 2015, PTNNT received a summons for a hearing in Jakarta State Administrative Court in which PTNNT learned that two individual plaintiffs of NTB Province filed a claim with the Jakarta State Administrative Court against the Director General of Mineral and Coal of the Ministry of Energy and Mineral Resources of the Republic of Indonesia (“MEMR”). The claim alleges that the Memorandum of Understanding

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

(“MOU”) between MEMR and PTNNT dated September 3, 2014, and the subsequent granting of an export permit violated Indonesian legal principles of good governance. The administrative claim requests suspension and annulment of the MOU and export permits. PTNNT intervened into the case, but cannot reasonably predict the outcome of the litigation.

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

As part of its ongoing business and operations, the Company and its affiliates are required to provide surety bonds, bank letters of credit and bank guarantees as financial support for various purposes, including environmental reclamation, exploration permitting, workers compensation programs and other general corporate purposes. At June 30, 2015 and December 31, 2014, there were $1,962 and $1,865, respectively, of outstanding letters of credit, surety bonds and bank guarantees. The surety bonds, letters of credit and bank guarantees reflect fair value as a condition of their underlying purpose and are subject to fees competitively determined in the market place. The obligations associated with these instruments are generally related to performance requirements that the Company addresses through its ongoing operations. As the specific requirements are met, the beneficiary of the associated instrument cancels and/or returns the instrument to the issuing entity. Certain of these instruments are associated with operating sites with long-lived assets and will remain outstanding until closure. Generally, bonding requirements associated with environmental regulation are becoming more restrictive. However, the Company believes it is in compliance with all applicable bonding obligations and will be able to satisfy future bonding requirements through existing or alternative means, as they arise.

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

Overview

Newmont is one of the world’s largest gold producers and is the only gold company included in the S&P 500 Index and Fortune 500. We have been included in the Dow Jones Sustainability Index-World for eight consecutive years and have adopted the World Gold Council’s Conflict-Free Gold Policy. We are also engaged in the exploration for and acquisition of gold and copper properties. We have significant operations and/or assets in the United States, Australia, Peru, Indonesia, Ghana, New Zealand and Suriname.

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

During the first half of 2015 we received $675 in net proceeds from a common stock issuance.  We intend to use the proceeds from the common stock sale, supplemented with cash from our balance sheet, to fund the acquisition of the Cripple Creek & Victor mine (“CC&V”) in Colorado from AngloGold Ashanti Limited, which was announced on June 8, 2015.  The purchase price agreed was $820, subject to customary adjustments, plus a 2.5% net smelter return royalty from potential future underground ore. We expect to complete the acquisition in the third quarter of 2015.

Located near Colorado Springs in Teller County, Colorado, with current operations permitted through 2026, a robust environmental track record, an experienced non-union workforce and a long history of community support, CC&V has been in operation since 1995. CC&V is a surface mine with heap leach operations that provides ore to a crusher and a leach facility.

An expansion project at CC&V, which will extend CC&V’s estimated mine life to at least 2026, includes the construction of a new leach pad, mill and recovery plant. Total capital costs for Newmont are approximately $200, with between $50 and $60 to be spent in 2015. The mill was mechanically completed in the first quarter of 2015. Mill commissioning and ramp up of production will continue through the remainder of 2015. The new leach pad and the recovery plant are expected to be commissioned during the second half of 2016. CC&V also has potential for open pit and underground extensions. Gold production is expected to average between 350,000 to 400,000 ounces of gold per year in 2016 and 2017.

Second quarter and first half of 2015 highlights are included below and discussed further in Results of Consolidated Operations.

Operating highlights

•	Sales of $1,908 and $3,880 for the second quarter and first half of 2015;

•

Average realized gold and copper prices of $1,179 per ounce and $2.41 per pound, respectively, for the second quarter and $1,192 per ounce and $2.37 per pound, respectively, for the first half of 2015;

•	Consolidated gold production of 1,402,000 ounces (1,236,000 attributable ounces) for the second quarter of 2015, at Costs applicable to sales of $638 per ounce;

•	Consolidated gold production of 2,764,000 ounces (2,449,000 attributable ounces) for the first half of 2015, at Costs applicable to sales of $623 per ounce;

•	Consolidated copper production of 157 million pounds (92 million attributable pounds) for the second quarter of 2015, at Costs applicable to sales of $1.20 per pound;

•	Consolidated copper production of 296 million pounds (175 million attributable pounds) for the first half of 2015, at Costs applicable to sales of $1.27 per pound;

•	Gold operating margin of $541 and $569 per ounce for the second quarter and first half of 2015, respectively. (see “Non-GAAP Financial Measures” on page 60)

Our global project pipeline

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

Turf Vent Shaft, Nevada. The Turf No. 3 Vent Shaft Project is in the construction phase, is planned to achieve commercial production in late 2015 and is expected to add between 100,000 and 150,000 ounces of production annually to Leeville. Capital costs for the project are estimated between $300 and $350. As of June 30, 2015, total capital costs were $288 of which $19 related to the second quarter. The Turf No. 3 Vent Shaft project provides the ventilation required to increase production and decrease mine costs over the 11 year mine life at Leeville.

Merian, Suriname. On July 29, 2014 the Board of Directors of Newmont approved full funding for the Merian project in Suriname and construction began in August 2014. Following the project approval by Newmont, the Government of Suriname granted the Right of Exploitation on August 22, 2014. The Government of Suriname opted for a 25% ownership in the Merian Project and made their earn-in payments. The project allows Newmont to pursue a new district with upside potential and the opportunity to grow and extend the operating life of the South American region. Average estimated gold production (on a 100% basis) of 400,000 to 500,000 ounces per year is expected for the first five years, once Merian comes into production in late 2016. Total capital spend on the project is expected to range from $600 to $700 on an attributable basis. As of June 30, 2015 total capital costs were $280, of which $57 related to the second quarter on an attributable basis. At December 31, 2014, gold reserves at Merian contained 104,700 thousand tons of probable reserves, grading 0.034 ounces per ton for 3.6 million ounces on an attributable basis.

Long Canyon, Nevada.  The Board of Directors approved full funding for the first phase of the Long Canyon project in the second quarter of 2015. The Environmental Impact Statement Record of Decision was issued by the Bureau of Land Management on April 7, 2015. The project is now under construction and is expected to achieve commercial production in the first half of 2017. This first phase of development consists of an open pit mine and heap leach operation with production between 100,000 and 150,000 ounces per year over an eight year mine life. Total capital costs of the project are estimated between $250 and $300. As of June 30, 2015, total capital costs were $36 of which $15 related to the second quarter.  We are currently assessing mining and processing options and completing a three-year infill drilling program to inform our approach to Phase 2. At December 31, 2014, we reported 18,400 thousand tons of probable reserves, grading 0.067 ounce per ton for 1.2 million ounces of gold reserves at Long Canyon.

Conga, Peru. Due to local political and community protests, construction and development activities at the Conga project were largely suspended in November 2011. The results of the Environmental Impact Assessment (“EIA”) independent review were announced in April 2012 and confirmed our initial EIA met Peruvian and International standards. The review made recommendations to provide additional water capacity and social funds, which we have largely accepted. Following review of the recommendation, we announced our decision to move the project forward on a “water first” approach. In the first half of 2014, a Conga Restart Study was completed to identify and test alternatives to advancing development of the project. Following this assessment, a new plan was developed to reduce spending to focus on only the most critical work – protecting people and assets, engaging with communities, and maintaining existing project infrastructure – while maintaining optionality. Newmont will not proceed with the full development of Conga without social acceptance, solid project economics and potentially another partner to help defray costs and risk. At December 31, 2014 we reported 303,400 thousand tons of probable reserves, grading 0.021 ounces per ton for 6.5 million attributable ounces of gold reserves and 0.28% copper for 1,690 million attributable pounds of copper reserves at Conga. Construction of Conga and the implementation of the independent EIA review recommendations will continue provided it can be done in a safe manner with risk-adjusted returns that justify future investment. Should we be unable to continue with the current development plan at Conga, we may reprioritize and reallocate capital to other alternatives, which may result in a potential accounting impairment. The total assets at Conga as of June 30, 2015 and December 31, 2014 were $1,691 and $1,700, respectively.

Tanami Expansion, Australia. The goal of the Tanami Expansion project is to increase production and lower all-in sustaining costs per ounce of the mine. Incremental improvements are driven by bringing ounces forward, mining additional ounces at depth and leveraging the fixed costs of the mine and processing facilities. The scope for this project includes a ventilation upgrade, additional mining equipment, additional mine access (Dual Access) and increasing process plant capacity and recovery. For a capital cost of between $100 and $120, the project would add incremental gold production of 100,000 to 125,000 ounces (first five year average) at lower costs and increase mine life by three years. A decision to proceed is expected in the second half of 2015.

Ahafo Mill Expansion, Ghana. We continue to evaluate development alternatives for this project. Current engineering efforts are focused on reducing the scale of the project. The project would increase profitable production by 100,000 to 125,000 ounces (first five year average) while lowering costs and off-setting the impacts of lower grades and harder ore. Capital costs are expected to be between $140 and $160. If approved in the second half of 2015, the additional production would be expected by the end of 2017.

Subika Underground, Ghana. Subika Underground is in the confirmation stage of development as work continues to optimize the mine plan and reduce costs. The project is expected to produce approximately 200,000 ounces of gold per year and an investment decision is expected in 2016.

Selected Financial and Operating Results

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Sales	$1,908	$1,765	$3,880	$3,529
Income (loss) from continuing operations	$139	$147	$360	$212
Net income (loss)	$148	$145	$377	$193
Net income (loss) attributable to Newmont stockholders	$72	$180	$255	$280
Per common share, basic:
Income (loss) from continuing operations attributable to Newmont stockholders	$0.13	$0.37	$0.48	$0.60
Net income (loss) attributable to Newmont stockholders	$0.14	$0.36	$0.51	$0.56
Adjusted net income (loss) (1)	$131	$101	$361	$210
Adjusted net income (loss) per share, basic (1)	$0.26	$0.20	$0.72	$0.42
Consolidated gold ounces (thousands)
Produced	1,402	1,299	2,764	2,591
Sold (2)	1,337	1,269	2,704	2,547
Consolidated copper pounds (millions)
Produced	157	62	296	139
Sold	139	45	278	90
Average price received, net:
Gold (per ounce)	$1,179	$1,283	$1,192	$1,288
Copper (per pound)	$2.41	$3.01	$2.37	$2.76
Consolidated costs applicable to sales: (3)
Gold (per ounce)	$638	$744	$623	$747
Copper (per pound)	$1.20	$2.53	$1.27	$2.62
Operating margin: (1)
Gold (per ounce)	$541	$539	$569	$541
Copper (per pound)	$1.21	$0.48	$1.10	$0.14

(1)	See “Non-GAAP Financial Measures” on page 60.
(2)	Excludes development ounces.
(3)	Excludes Depreciation and amortization and Reclamation and remediation.

Consolidated Financial Results

Net income (loss) attributable to Newmont stockholders for the second quarter of 2015 was $72 ($0.14 per share) compared to income of $180 ($0.36 per share) for the second quarter of 2014. Results for the second quarter of 2015 compared to the second quarter of 2014 were impacted by lower realized gold and copper prices and higher income and mining taxes, partially offset by higher gold and copper sales volumes, lower stockpile and leach pad inventory adjustments and a 10% reduction of direct operating costs. Net income (loss) attributable to Newmont stockholders for the first half of 2015 was $255 ($0.51 per share) compared to income of $280 ($0.56 per share) for the first half of 2014. Results for the first half of 2015 compared to the same period in 2014 were impacted by lower realized gold and copper prices and higher income and mining taxes, partially offset by higher gold and copper sales volumes, lower stockpile and leach pad inventory adjustments and a 14% reduction of direct operating costs.

Gold sales decreased 3% and 2% in the second quarter and first half of 2015, respectively, as compared to the same periods in 2014 due to lower realized prices and ounces related to our sale of Midas, Jundee and La Herradura, partially offset by higher sales volumes at existing operations. The following analysis summarizes consolidated gold sales:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Consolidated gold sales:
Gross before provisional pricing	$1,588	$1,634	$3,252	$3,284
Provisional pricing mark-to-market	1	—	—	5
Gross after provisional pricing	1,589	1,634	3,252	3,289
Treatment and refining charges	(15)	(5)	(33)	(9)
Net	$1,574	$1,629	$3,219	$3,280
Consolidated gold ounces sold (thousands):	1,337	1,269	2,704	2,547
Average realized gold price (per ounce):
Gross before provisional pricing	$1,190	$1,287	$1,204	$1,290
Provisional pricing mark-to-market	1	—	—	2
Gross after provisional pricing	1,191	1,287	1,204	1,292
Treatment and refining charges	(12)	(4)	(12)	(4)
Net	$1,179	$1,283	$1,192	$1,288

The change in consolidated gold sales is due to:

	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2015 vs. 2014	2015 vs. 2014
Change in consolidated ounces sold	$86	$203
Change in average realized gold price	(129)	(238)
Change in treatment and refining charges	(10)	(24)
	$(53)	$(59)

Copper sales increased 146% and 165% in the second quarter and first half of 2015, respectively, as compared to the same period in 2014 due to higher sales volumes as a result of higher ore grade mined at Batu Hijau, partially offset by lower average realized prices. The following analysis summarizes consolidated copper sales:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Consolidated copper sales:
Gross before provisional pricing	$377	$141	$747	$283
Provisional pricing mark-to-market	(18)	6	(34)	(11)
Gross after provisional pricing	359	147	713	272
Treatment and refining charges	(25)	(11)	(52)	(23)
Net	$334	$136	$661	$249
Consolidated copper pounds sold (millions):	139	45	278	90
Average realized copper price (per pound):
Gross before provisional pricing	$2.71	$3.12	$2.68	$3.13
Provisional pricing mark-to-market	(0.13)	0.14	(0.12)	(0.13)
Gross after provisional pricing	2.58	3.26	2.56	3.00
Treatment and refining charges	(0.17)	(0.25)	(0.19)	(0.24)
Net	$2.41	$3.01	$2.37	$2.76

The change in consolidated copper sales is due to:

	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2015 vs. 2014	2015 vs. 2014
Change in consolidated pounds sold	$306	$564
Change in average realized copper price	(94)	(123)
Change in treatment and refining charges	(14)	(29)
	$198	$412

The following is a summary of consolidated gold and copper sales, net:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Gold
North America:
Carlin	$243	$268	$519	$561
Phoenix	50	72	111	142
Twin Creeks	150	125	299	257
La Herradura (1)	—	59	—	90
	443	524	929	1,050
South America:
Yanacocha	242	240	543	505

Asia Pacific:
Boddington	202	190	441	410
Tanami	138	119	258	224
Jundee (2)	—	97	—	179
Waihi	39	52	89	85
Kalgoorlie	100	96	174	214
Batu Hijau	178	10	292	18
	657	564	1,254	1,130
Africa:
Ahafo	87	156	208	297
Akyem	145	145	285	298
	232	301	493	595
	1,574	1,629	3,219	3,280
Copper
North America:
Phoenix	24	39	58	71
Asia Pacific:
Boddington	41	38	88	77
Batu Hijau	269	59	515	101
	334	136	661	249
	$1,908	$1,765	$3,880	$3,529

(1)	On October 6, 2014, the Company sold its 44% interest in La Herradura.
(2)	The Jundee mine was sold July 1, 2014.

The following is a summary of Costs applicable to sales and Depreciation and amortization:

	Costs Applicable		Depreciation and		Costs Applicable		Depreciation and
	to Sales		Amortization		to Sales		Amortization
	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2015	2014	2015	2014	2015	2014	2015	2014
Gold
North America:
Carlin	$186	$209	$46	$43	$364	$401	$91	$78
Phoenix	32	35	8	9	73	69	18	14
Twin Creeks	65	49	12	9	124	104	25	20
La Herradura (1)	—	26	—	10	—	42	—	18
	283	319	66	71	561	616	134	130
South America:
Yanacocha	128	184	66	84	242	405	137	185

Asia Pacific:
Boddington	122	133	24	24	279	275	54	49
Tanami	59	63	22	18	116	118	41	35
Jundee (2)	—	43	—	17	—	85	—	34
Waihi	17	19	3	7	36	38	8	12
Kalgoorlie	78	65	6	4	138	142	11	10
Batu Hijau	72	9	14	3	122	17	23	5
	348	332	69	73	691	675	137	145
Africa:
Ahafo	43	65	13	17	98	126	28	33
Akyem	50	44	24	21	94	82	46	42
	93	109	37	38	192	208	74	75
	852	944	238	266	1,686	1,904	482	535
Copper
North America:
Phoenix	17	30	3	5	42	56	9	8
Asia Pacific:
Boddington	29	32	5	6	68	72	12	12
Batu Hijau	121	54	21	17	242	111	42	30
	167	116	29	28	352	239	63	50
Other
Corporate and other	—	—	9	12	—	—	20	19
	$1,019	$1,060	$276	$306	$2,038	$2,143	$565	$604

(1)	On October 6, 2014, the Company sold its 44% interest in La Herradura.
(2)	The Jundee mine was sold July 1, 2014.

Costs applicable to sales includes a 10% and 14% reduction in direct operating costs in the second quarter and first half of 2015, respectively, compared to the same periods in 2014 due primarily to Full Potential projects, lower fuel prices, a favorable Australian dollar/U.S. dollar exchange rate and the sale of Midas, Jundee and La Herradura in 2014. Costs applicable to sales for gold decreased in the second quarter and first half of 2015 compared to the same periods in 2014 due to the direct operating cost reductions mentioned above and lower stockpile and leach pad inventory adjustments. Costs applicable to sales for copper increased in the second quarter and first half compared to the same period in 2014 due to the MoU with the Government of Indonesia and the resulting permits issued allowing PTNNT to export and sell copper concentrates, partially offset by the aforementioned reduction in direct operating costs and lower stockpile and leach pad inventory adjustments. For a complete discussion regarding variations in operations, see Results of Consolidated Operations below.

Depreciation and amortization for gold in the second quarter and first half of 2015 decreased compared to the same periods in 2014 due to lower stockpile inventory adjustments and the sale of Midas, Jundee and La Herradura in 2014. Depreciation and amortization for copper in the second quarter and first half of 2015 increased compared to the same periods in 2014 due to higher production and the PTNNT permit issue mentioned above partially offset by lower stockpile inventory adjustments.

Exploration expense increased $7 and $6 in the second quarter and first half of 2015, respectively, compared to the same periods of 2014 due to timing of both brownfields and greenfields expenditures in all our regions.

Advanced projects, research and development expense decreased $9 and $23 in the second quarter and first half of 2015 compared to the same periods in 2014 due to deferment of various studies, reductions in project and technical services costs, and our decision to move Merian from advanced projects to execution.

General and administrative expense increased by $3 and $2 for the second quarter and first half of 2015, respectively, compared to the same periods of 2014 due primarily to higher stock compensation and pension expense.

Other expense, net decreased by $12 in the second quarter of 2015 compared to the second quarter of 2014 primarily due to lower write-downs and community development, partially offset by higher acquisition costs. Other expense, net decreased by $25 in the first half of 2015 compared to the first half of 2014 mainly due to lower write-downs, and community development, partially offset by higher acquisition costs.

Other income, net decreased by $26 in the second quarter of 2015 compared to the second quarter of 2014 primarily due to higher impairment charges on investments. Other income, net decreased by $61 in the first half of 2015 compared to the first half of 2014 due to higher impairment charges on investments, partially offset by higher foreign currency exchange gains.

Interest expense, net decreased by $12 and $20 for the second quarter and first half of 2015, respectively, compared to the same periods in 2014 due to increased capitalized interest and decreased discount amortization expense as a result of the payoff of the 2014 senior convertible note in July 2014. Capitalized interest increased by $4 and $8 in the second quarter and first half of 2015, respectively, compared to the same periods in 2014 due to the Merian Project.

Income and mining tax expenses during the second quarter of 2015 resulted in an estimated expense of $152, for an effective tax rate of 51%. Estimated income and mining tax benefit during the second quarter of 2014 was $53 for an effective tax rate of (58%). The Company’s effective tax rate is driven by a number of factors as illustrated in the table below. The effective tax rate for the second quarter of 2015 differs from the effective tax rate for the second quarter of 2014 primarily due to the following: (i) a diluted tax rate benefit for percentage depletion resulting from the jurisdictional mix of income, and (ii) the rate impact from changes in the Company’s valuation allowance. In the second quarter of 2014, an IRS settlement was reached that allowed the Company to use excess tax credits, resulting in a net release of valuation allowance.

During the first half of 2015, the estimated income and mining tax expense was $345, resulting in an effective tax rate of 48%. Estimated income and mining tax expense during the first half of 2014 was $25 for an effective tax rate of 10%. The difference in effective tax rates is primarily due to the same factors above in addition to the tax impact on the sale of Midas in 2014.

	Three Months Ended June 30,
	2015		2014		Variance
Income before income and mining tax and other items		$298		$92

Tax at statutory rate	35%	$104	35%	$32
Reconciling items:
Percentage depletion	(6)%	(19)	(21)%	(19)	15%
Change in valuation allowance on deferred tax assets	13%	40	(81)%	(75)	94%
Mining and other taxes	5%	16	5%	5	—%
Effect of foreign earnings, net of credits	2%	5	3%	3	(1)%
Other	2%	6	1%	1	1%
Income and mining tax expense (benefit)	51%	$152	(58)%	$(53)	109%

	Six Months Ended June 30,
	2015		2014		Variance
Income before income and mining tax and other items		$721		$235

Tax at statutory rate	35%	$252	35%	$82
Reconciling items:
Percentage depletion	(5)%	(34)	(13)%	(30)	8%
Change in valuation allowance on deferred tax assets	12%	84	(27)%	(62)	39%
Mining and other taxes	3%	24	3%	8	—%
Disallowed loss on Midas Sale	—%	—	6%	13	(6)%
Effect of foreign earnings, net of credits	1%	8	4%	9	(3)%
Other	2%	11	2%	5	—%
Income and mining tax expense (benefit)	48%	$345	10%	$25	38%

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

Net loss (income) attributable to noncontrolling interests in the second quarter and first half of 2015 was a gain of $76 and $122, respectively, compared to a loss of $35 and $87 in the same periods of 2014, respectively.  The gain is a result of increased earnings at Batu Hijau and Minera Yanacocha.

Income (loss) from discontinued operations includes a decrease in the Holt property royalty liability as of June 30, 2015. During the second quarter and first half of 2015, the Company recorded a benefit of $9 and benefit of $17, net of tax expense of $4 and expense of $8, respectively. During the second quarter and first half of 2014, the Company recorded a charge of $2 and a charge of $19, net of tax benefit of $1 and benefit of $9, respectively. Due to the nature of the sliding scale royalty calculation, changes in expected production, discount rates and gold price have a significant impact on the fair value of the liability.

Results of Consolidated Operations

	Gold or Copper		Costs Applicable		Depreciation and		All-In Sustaining
	Produced		to Sales (1)		Amortization		Costs (2)
	2015	2014	2015	2014	2015	2014	2015	2014
Three Months Ended June 30,
GOLD	(ounces in thousands)		($ per ounce)		($ per ounce)		($ per ounce)
North America	377	401	$763	$780	$177	$175	$973	$1,032
South America	216	190	631	984	324	454	985	1,398
Asia Pacific	614	470	614	754	127	178	771	939
Africa	195	238	476	468	192	161	711	688
Total/Weighted-Average	1,402	1,299	$638	$744	$185	$219	$909	$1,063
Attributable to Newmont (3)	1,236	1,220

COPPER	(pounds in millions)		($ per pound)		($ per pound)		($ per pound)
North America	12	12	$1.82	$2.33	$0.39	$0.41	$2.44	$3.15
Asia Pacific	145	50	1.16	2.65	0.20	0.70	1.55	3.91
Total/Weighted-Average	157	62	$1.20	$2.53	$0.21	$0.62	$1.61	$3.69
Attributable to Newmont	92	45

COPPER	(tonnes in thousands)
North America	5	5
Asia Pacific	66	23
Total/Weighted-Average	71	28
Attributable to Newmont	41	20

	Gold or Copper		Costs Applicable		Depreciation and		All-In Sustaining
	Produced		to Sales (1)		Amortization		Costs (2)
	2015	2014	2015	2014	2015	2014	2015	2014
Six Months Ended June 30,
GOLD	(ounces in thousands)		($ per ounce)		($ per ounce)		($ per ounce)
North America	782	807	$725	$753	$174	$160	$931	$995
South America	464	398	538	1,032	304	472	833	1,401
Asia Pacific	1,107	924	644	772	134	176	796	949
Africa	411	462	469	448	181	162	672	652
Total/Weighted-Average	2,764	2,591	$623	$747	$186	$218	$879	$1,048
Attributable to Newmont (4)	2,449	2,430

COPPER	(pounds in millions)		($ per pound)		($ per pound)		($ per pound)
North America	24	24	$1.89	$2.36	$0.42	$0.35	$2.32	$2.88
Asia Pacific	272	115	1.21	2.74	0.21	0.62	1.61	3.98
Total/Weighted-Average	296	139	$1.27	$2.62	$0.23	$0.55	$1.67	$3.69
Attributable to Newmont	175	97

COPPER	(tonnes in thousands)
North America	11	11
Asia Pacific	123	52
Total/Weighted-Average	134	63
Attributable to Newmont	79	44

(1)	Excludes Depreciation and amortization and Reclamation and remediation.
(2)	All-In Sustaining Costs is a non-GAAP financial measure. See page 60 for a reconciliation.
(3)	Includes 18 and 8 attributable ounces in 2015 and 2014, respectively, from our interest in La Zanja and 15 and 13 ounces in 2015 and 2014, respectively, from our interest in Duketon.
(4)	Includes 32 and 23 attributable ounces in 2015 and 2014, respectively, from our interest in La Zanja and 28 and 25 attributable ounces in 2015 and 2014, respectively, from our interest in Duketon.

Second quarter 2015 compared to 2014

Consolidated gold production increased 8% due to higher production at our Asia Pacific and South America operations, partially offset by lower production from Africa and North America and the sale of Jundee and La Herradura. Consolidated copper production increased 153% due to higher production from Asia Pacific as a result of accessing phase 6 ore at Batu Hijau in addition to the temporary export ban in 2014.

Costs applicable to sales per consolidated gold ounce and copper pound sold decreased 14% and 53%, respectively, due to lower direct operating costs, lower fuel prices, a favorable Australian dollar/U.S. dollar exchange rate, and higher gold and copper production, in addition to lower stockpile and leach pad inventory adjustments from higher ore grade mined.

Depreciation and amortization decreased 16% and 66% per gold ounce and copper pound sold, respectively, due to higher gold and copper production, lower stockpile and leach pad inventory adjustments from higher ore grade processed, and the sale of Jundee and La Herradura, partially offset by lower production at our North America and Africa operations.

First half 2015 compared to 2014

Consolidated gold production increased 7% due to higher production at our Asia Pacific and South America operations, partially offset by lower production from Africa and North America and the sale of Midas, Jundee and La Herradura. Consolidated copper production increased 113% primarily due to higher production from Asia Pacific as a result of accessing higher grade ore at Batu Hijau.

Costs applicable to sales per consolidated gold ounce and copper pound sold decreased 17% and 52%, respectively, due to lower direct operating costs, lower fuel prices, a favorable Australian dollar/U.S. dollar exchange rate, and higher gold and copper production, in addition to lower stockpile and leach pad inventory adjustments from higher ore grade mined.

Depreciation and amortization decreased 15% per and 58% per gold ounce and copper pound sold, respectively, due to higher gold and copper production, lower stockpile and leach pad inventory adjustments from higher ore grade processed, and the sale of Jundee and La Herradura, partially offset by lower production at our North America and Africa operations.

North America Operations

	Gold or Copper		Costs Applicable		Depreciation and		All‑In Sustaining
	Produced		to Sales (1)		Amortization		Costs (2)
	2015	2014	2015	2014	2015	2014	2015	2014
Three Months Ended June 30,
Gold	(ounces in thousands)		($ per ounce)		($ per ounce)		($ per ounce)
Carlin	200	209	$912	$1,003	$227	$208	$1,137	$1,220
Phoenix	52	52	764	601	181	156	930	702
Twin Creeks	125	94	520	507	95	95	648	844
La Herradura (3)	—	46	—	568	—	214	—	804
Total/Weighted-Average	377	401	$763	$780	$177	$175	$973	$1,032

Copper	(pounds in millions)		($ per pound)		($ per pound)		($ per pound)
Phoenix	12	12	$1.82	$2.33	$0.39	$0.41	$2.44	$3.15
	(tonnes in thousands)
Phoenix	5	5

	Gold or Copper		Costs Applicable		Depreciation and		All‑In Sustaining
	Produced		to Sales (1)		Amortization		Costs (2)
	2015	2014	2015	2014	2015	2014	2015	2014
Six Months Ended June 30,
Gold	(ounces in thousands)		($ per ounce)		($ per ounce)		($ per ounce)
Carlin	429	438	$845	$919	$212	$179	$1,051	$1,082
Phoenix	107	105	766	613	191	127	937	759
Twin Creeks	246	190	501	522	103	101	652	859
La Herradura (3)	—	74	—	603	—	260	—	899
Total/Weighted-Average	782	807	$725	$753	$174	$160	$931	$995

Copper	(pounds in millions)		($ per pound)		($ per pound)		($ per pound)
Phoenix	24	24	$1.89	$2.36	$0.42	$0.35	$2.32	$2.88
	(tonnes in thousands)
Phoenix	11	11

(1)	Excludes Depreciation and amortization and Reclamation and remediation.
(2)	All-In Sustaining Costs is a non-GAAP financial measure. See page 60 for a reconciliation.
(3)	On October 6, 2014, the Company sold its 44% interest in La Herradura.

Second quarter 2015 compared to 2014

Carlin, USA. Gold ounces produced decreased 4% compared to the prior year due to lower leach recoveries at South Area Leach and Emigrant, in addition to slightly lower throughput at Mill 6, partially offset by higher grades processed at Mill 6. Costs applicable to sales per ounce decreased 9% due primarily to lower surface mining costs and higher grade at Leeville, in addition to lower fuel costs. Depreciation and amortization per ounce increased 9% due to lower production and capital additions in the current year.

Phoenix, USA. Gold ounces and Copper pounds produced were in line with prior year. Costs applicable to sales per ounce increased 27% due to lower by-product credits and lower ounces sold. Costs applicable to sales per pound decreased 22% due to higher allocation of costs to gold. Depreciation and amortization increased 16% per ounce due to lower ounces sold and a higher allocation of costs to gold. Depreciation and amortization per pound decreased 5% due to a higher allocation of costs to gold.

Twin Creeks, USA. Gold ounces produced increased 33% due to higher grade as a result of the completion of the planned stripping campaign. Costs applicable to sales per ounce increased 3% due to lower capitalization of waste tons due to end of stripping campaign, partially offset by lower fuel and commodity consumption. Depreciation and amortization per ounce were in line with prior year.

La Herradura, Mexico. We completed the sale of our 44% interest in La Herradura on October 6, 2014.

First half 2015 compared to 2014

Carlin, USA. Gold ounces produced decreased 2% primarily due to lower leach recoveries at South Area Leach and lower mill throughput at Mill 6, partially offset by higher mill recoveries at Mill 6. Costs applicable to sales per ounce decreased 8% due to lower surface waste tons mined and higher grades at Leeville, lower direct operating costs associated with Full Potential projects and lower fuel prices. Depreciation and amortization per ounce increased 18% due to lower ounces sold and capital additions in the current year.

Phoenix, USA. Gold ounces produced increased 2% due to higher mill recoveries. Copper pounds produced were in line with prior year. Costs applicable to sales per ounce increased 25% due to lower ounces sold, lower by-product credits as well as a higher allocation of costs to gold, partially offset by lower fuel prices. Costs applicable to sales per pound decreased 20% due to higher percentage of copper produced from the copper leach facility and a higher allocation of costs to gold. Depreciation and amortization increased 50% per ounce due to lower ounces sold, capital additions and a higher allocation of costs to gold. Depreciation and amortization increased 20% per pound due to lower pounds sold and capital additions, partially offset by a higher allocation of costs to gold.

Twin Creeks, USA. Gold ounces produced increased 29% due to higher leached tons and mill grade as a result of completing the stripping campaign. Costs applicable to sales per ounce decreased 4% due to higher grades and tons processed, as well as lower fuel prices and lower commodity consumption. Depreciation and amortization per ounce were in line with the prior year.

La Herradura, Mexico. We completed the sale of our 44% interest in La Herradura on October 6, 2014.

South America Operations

	Gold or Copper		Costs Applicable		Depreciation and		All‑In Sustaining
	Produced		to Sales (1)		Amortization		Costs (2)
	2015	2014	2015	2014	2015	2014	2015	2014
Three Months Ended June 30,	(in thousands)		($ per ounce)		($ per ounce)		($ per ounce)
Yanacocha	216	190	$631	$984	$324	$454	$922	$1,344
Yanacocha (48.65%)	(105)	(92)
La Zanja (46.94%)	18	8
Attributable to Newmont	129	106

	Gold or Copper		Costs Applicable		Depreciation and		All‑In Sustaining
	Produced		to Sales (1)		Amortization		Costs (2)
	2015	2014	2015	2014	2015	2014	2015	2014
Six Months Ended June 30,	(in thousands)		($ per ounce)		($ per ounce)		($ per ounce)
Yanacocha	464	398	$538	$1,032	$304	$472	$782	$1,355
Yanacocha (48.65%)	(226)	(193)
La Zanja (46.94%)	32	23
Attributable to Newmont	270	228

(1)	Excludes Depreciation and amortization and Reclamation and remediation.
(2)	All-In Sustaining Costs is a non-GAAP financial measure. See page 60 for a reconciliation.

Second quarter 2015 compared to 2014

Yanacocha, Peru. Gold production increased 14% due primarily to higher ore grade milled from higher ore grade mined at Tapado Oeste and higher leach production from higher grade ore at La Quinua. Costs applicable to sales per ounce decreased 36% due to lower operating costs, higher grade and production, lower leach pad inventory adjustments and favorable by-product metal sales. Depreciation and amortization per ounce decreased 29% from higher production and higher ore grade mined.

First half 2015 compared to 2014

Yanacocha, Peru. Gold production increased 17% due primarily to higher ore grade milled from higher ore grade mined at Tapado Oeste and higher leach production from higher ore tons mined at La Quinua, Cerro Negro and Tapado Oeste. Costs applicable to sales per ounce decreased 48% due to lower operating costs, higher grade and production, lower leach pad inventory adjustments and favorable by-product credits. Depreciation and amortization per ounce decreased 36% due to higher production and higher ore grade mined.

Asia Pacific Operations

	Gold or Copper		Costs Applicable		Depreciation and		All In Sustaining
	Produced		to Sales (1)		Amortization		Costs (2)
	2015	2014	2015	2014	2015	2014	2015	2014
Three Months Ended June 30,
Gold	(ounces in thousands)		($ per ounce)		($ per ounce)		($ per ounce)
Boddington	201	168	$700	$897	$135	$165	$823	$1,061
Tanami	116	95	506	680	188	195	726	924
Jundee (3)	—	74	—	569	—	226	—	724
Waihi	33	41	516	468	104	174	606	537
Kalgoorlie	83	77	911	868	71	57	1,000	960
Batu Hijau	181	15	458	1,071	85	374	603	1,444
Total/Weighted-Average	614	470	$614	$754	$127	$178	$771	$939
Batu Hijau (51.5%)	(94)	(8)
Duketon (19.45%)	15	13
Attributable to Newmont	535	475

Copper	(pounds in millions)		($ per pound)		($ per pound)		($ per pound)
Boddington	20	16	$1.68	$2.42	$0.30	$0.42	$2.00	$3.31
Batu Hijau	125	34	1.08	2.82	0.18	0.89	1.48	4.32
Total/Weighted-Average	145	50	$1.16	$2.65	$0.20	$0.70	$1.55	$3.91
Batu Hijau (51.5%)	(65)	(17)
Attributable to Newmont	80	33

	(tonnes in thousands)
Boddington	9	7
Batu Hijau	57	16
Total/Weighted-Average	66	23
Batu Hijau (51.5%)	(30)	(8)
Attributable to Newmont	36	15

	Gold or Copper		Costs Applicable		Depreciation and		All-In Sustaining
	Produced		to Sales (1)		Amortization		Costs (2)
	2015	2014	2015	2014	2015	2014	2015	2014
Six Months Ended June 30,
Gold	(ounces in thousands)		($ per ounce)		($ per ounce)		($ per ounce)
Boddington	385	342	$740	$873	$142	$157	$851	$1,013
Tanami	215	179	542	680	190	202	740	942
Jundee (3)	—	138	—	614	—	244	—	777
Waihi	74	67	484	577	108	182	554	636
Kalgoorlie	145	167	938	852	73	59	1,054	916
Batu Hijau	288	31	469	1,161	87	348	627	1,733
Total/Weighted-Average	1,107	924	$644	$772	$134	$176	$796	$949
Batu Hijau (51.5%)	(149)	(16)
Duketon (19.45%)	28	25
Attributable to Newmont	986	933

Copper	(pounds in millions)		($ per pound)		($ per pound)		($ per pound)
Boddington	38	34	$1.81	$2.53	$0.32	$0.41	$2.13	$3.32
Batu Hijau	234	81	1.11	2.90	0.19	0.78	1.52	4.47
Total/Weighted-Average	272	115	$1.21	$2.74	$0.21	$0.62	$1.61	$3.98
Batu Hijau (51.5%)	(121)	(42)
Attributable to Newmont	151	73

	(tonnes in thousands)
Boddington	17	15
Batu Hijau	106	37
Total/Weighted-Average	123	52
Batu Hijau (51.5%)	(55)	(19)
Attributable to Newmont	68	33

(1)	Excludes Depreciation and amortization and Reclamation and remediation.
(2)	All-In Sustaining Costs is a non-GAAP financial measure. See page 60 for a reconciliation.
(3)	The Jundee mine was sold July 1, 2014.

Second quarter 2015 compared to 2014

Boddington, Australia. Gold production increased 20% due to higher throughput as a result of increased mill utilization and higher ore grade milled. Copper production increased 25% primarily due to higher throughput, higher ore grade milled as a result of higher ore grade mined, and higher recovery. Costs applicable to sales decreased 22% per ounce and 31% per pound due to higher production, stockpile inventory adjustments in the prior year period, lower mill maintenance costs and lower oil prices. Depreciation and amortization per ounce and per pound decreased 18% and 29%, respectively, due to higher production and stockpile inventory adjustments in the prior year period.

Tanami, Australia. Gold ounces produced increased 22% due primarily to higher throughput as a result of increased mill utilization and increased ore tons mined, and higher ore grade milled. Costs applicable to sales decreased 26% per ounce mainly due to higher production and lower operating costs as a result of higher capital mine development, a favorable foreign currency exchange rate and lower oil prices. Depreciation and amortization decreased 4% per ounce due to higher production and lower amortization rates from an increase in reserves at year-end 2014.

Waihi, New Zealand. Gold ounces produced decreased 20% primarily due to lower throughput as a result of reduced ore availability due to suspending open pit activities, partially offset by higher ore grade milled as a result of a higher underground ore grade mined and an increase in underground ore tons processed. Costs applicable to sales increased 10% per ounce primarily due to lower production, partially offset by lower operating costs, lower oil prices and a favorable foreign currency exchange rate. Depreciation and amortization decreased 40% per ounce primarily due to the suspension of open pit activities. On June 5, 2015, the Company entered into an agreement with OceanaGold Corporation to sell its interest in Waihi, which is expected to close in Q3 of 2015.

Kalgoorlie, Australia. Gold ounces produced increased 8% due to a reduction of gold in-circuit inventory and higher throughput, partially offset by lower mill recovery. Costs applicable to sales increased 5% per ounce primarily due to lower recovery and higher support costs, partially offset by lower oil prices and a favorable foreign currency exchange rate. Depreciation and amortization increased 25% per ounce primarily due to higher amortization rates and lower recovery.

Batu Hijau, Indonesia. Gold ounces and copper pounds produced increased 1107% and 268%, respectively, primarily due to higher ore grade mined from accessing phase 6 ore, higher metal recovery and throughput, and the temporary export ban in 2014. Costs applicable to sales and Depreciation and amortization included $16 and $11, respectively, of abnormal costs related to the suspended operation in the prior year period. Costs applicable to sales decreased 57% per ounce and 62% per pound primarily due to higher production and stockpile inventory adjustments in the prior year period.  Depreciation and amortization decreased 77% per ounce and 80% per pound primarily due to higher production.

First half 2015 compared to 2014

Boddington, Australia. Gold production increased 13% primarily due to higher ore grade milled and higher mill throughput. Copper production increased 12% due to higher ore grade milled and higher throughput and recovery. Costs applicable to sales decreased 15% per ounce due to higher production, lower stockpile inventory adjustments, lower oil prices and a favorable foreign currency exchange rate. Costs applicable to sales decreased 28% per pound due to higher production, lower stockpile inventory adjustments, lower selling costs, lower oil prices and a favorable foreign currency exchange rate. Depreciation and amortization decreased 10% per ounce and 22% per pound due to higher production and lower stockpile inventory adjustments.

Tanami, Australia. Gold ounces produced increased 20% mainly due to higher throughput as a result of increased mill utilization and increased ore tons mined, and higher ore grade milled. Costs applicable to sales and Depreciation and amortization decreased 20% and 6% per ounce, respectively, due to increased production, lower oil prices and a favorable foreign currency exchange rate.

Waihi, New Zealand. Gold ounces produced increased 10% due to higher ore grade milled as a result of higher underground ore grade mined and an increase of gold in-circuit inventory in the prior year period, partially offset by lower throughput as a result of suspended open pit activities. Costs applicable to sales decreased 16% per ounce due to higher production, reduced operating costs, lower oil prices and a favorable foreign currency exchange rate. Depreciation and amortization decreased 41% per ounce due to higher production and lower amortization as a result of suspended open pit activities.

In April 2015, the Waihi Martha open pit experienced two slips on the north wall and as a result all pit activities have been temporarily suspended to protect our people and assets. The underground, processing and other operations have continued to operate without disruption. See Item1A, Risk Factors in Newmont’s Annual Report on Form 10-K for the year ended December 31, 2014 filed February 20, 2015 for a description of geotechnical challenges, which could impact our production and profitability.  On June 5, 2015, the Company entered into an agreement with OceanaGold Corporation to sell its interest in Waihi, which is expected to close in Q3 of 2015.

Kalgoorlie, Australia. Gold ounces produced decreased 13% primarily due to lower mill throughput as a result of lower mill utilization and lower recovery. Costs applicable to sales increased 10% per ounce due to lower production, partially offset by a favorable foreign currency exchange rate and lower oil prices. Depreciation and amortization increased 24% per ounce due to lower production and higher amortization rates.

Batu Hijau, Indonesia. Gold and copper production increased 829% and 189%, respectively, primarily due to higher ore grade mined from accessing phase 6 ore, higher metal recovery and throughput, and the temporary export ban in 2014. Costs applicable to sales decreased 60% per ounce primarily due to higher production in the current year period and stockpile inventory adjustments in the prior year period, partially offset by higher costs allocated to gold. Costs applicable to sales decreased 62% per pound primarily due to higher production, stockpile inventory adjustments in the prior year period and lower costs allocated to copper. Depreciation and amortization decreased 75% per ounce due to higher production, stockpile inventory adjustments in the prior year period, partially offset by higher costs allocated to gold. Depreciation and amortization decreased 76% per pound due to higher production, stockpile inventory adjustments in the prior year period and lower costs allocated to copper.

Africa Operations

	Gold or Copper		Costs Applicable		Depreciation and		All-In Sustaining
	Produced		to Sales (1)		Amortization		Costs (2)
Three Months Ended June 30,	2015	2014	2015	2014	2015	2014	2015	2014
	(in thousands)		($ per ounce)		($ per ounce)		($ per ounce)
Ahafo	74	125	$590	$534	$175	$134	$958	$893
Akyem	121	113	407	396	202	190	533	416
Total / Weighted Average	195	238	$476	$468	$192	$161	$711	$688

	Gold or Copper		Costs Applicable		Depreciation and		All-In Sustaining
	Produced		to Sales (1)		Amortization		Costs (2)
Six Months Ended June 30,	2015	2014	2015	2014	2015	2014	2015	2014
	(in thousands)		($ per ounce)		($ per ounce)		($ per ounce)
Ahafo	175	230	$568	$544	$161	$141	$837	$879
Akyem	236	232	397	353	195	182	521	388
Total / Weighted Average	411	462	$469	$448	$181	$162	$672	$652

(1)	Excludes Depreciation and amortization and Reclamation and remediation.
(2)	All-In Sustaining Costs is a non-GAAP financial measure. See page 60 for a reconciliation.

Second quarter 2015 compared to 2014

Ahafo, Ghana. Gold production decreased 41% primarily due to lower throughput as a result of load shedding requirement related to the power shortage in Ghana, lower ore grade milled, an increase of in-circuit inventory and lower recovery. Costs applicable to sales per ounce increased 10% primarily due to lower production, partially offset by lower direct operating costs, including lower mill consumable costs which resulted from the reduced throughput, and lower oil prices. Depreciation and amortization per ounce increased 31% due to lower production and higher amortization rates.

Akyem, Ghana. Gold production increased 7% mainly due to a reduction of in-circuit inventory and higher ore grade milled from stockpiles to compensate for reduced tonnages as a result of load shedding requirements related to the power shortage in Ghana. Costs applicable to sales per ounce increased 3% due to higher mining and support costs, partially offset by higher production and lower milling costs as a result of reduced power rates and load shedding requirements. Depreciation and amortization per ounce increased 6% due to higher amortization rates.

First half 2015 compared to 2014

Ahafo, Ghana. Gold production decreased 24% due to lower throughput as a result of load shedding requirements related to the power shortage in Ghana, lower planned grade, lower mill recovery and an increase of gold in-circuit inventory. Costs applicable to sales per ounce increased 4% due to lower production, partially offset by lower operating costs. Depreciation and amortization per ounce increased 14% due to lower production.

Akyem, Ghana. Gold production increased 2% due to higher mill grade and a greater reduction of in-circuit inventory, partially offset by lower throughput as a result of load shedding requirements related to the power shortage in Ghana. Costs applicable to sales per ounce increased 12% due to higher mining costs, partially offset by higher production and lower milling and support costs. Depreciation and amortization per ounce increased 7% due to higher amortization rates.

Foreign Currency Exchange Rates

Our foreign operations sell their gold and copper production based on U.S. dollar metal prices. Approximately 37% and 50% of Costs applicable to sales for our foreign operations were paid in currencies other than the U.S. dollar during the second quarter of 2015 and 2014, respectively. Approximately 37% and 47% of Costs applicable to sales for our foreign operations were paid in currencies other than the U.S. dollar during the first half of 2015 and 2014, respectively. Variations in the local currency exchange rates in relation to the U.S. dollar at our foreign mining operations decreased Costs applicable to sales by approximately $40 per ounce and $36 per ounce, net of hedging losses, during the second quarter and first half of 2015, respectively, compared to the same periods in 2014.

Liquidity and Capital Resources

Cash Provided by Operating Activities

Net cash provided by continuing operations was $1,069 in the first half of 2015, an increase of $508 from the first half of 2014, primarily due to an increase in consolidated gold ounces sold and copper pounds sold, a decrease in direct operating costs and an improvement in working capital, partially offset by a decrease in average realized gold and copper prices.

Investing Activities

Net cash used in investing activities increased to $539 during first half of 2015 compared to $428 during the same period of 2014, respectively. Additions to property, plant and mine development were as follows:

	Six Months Ended
	June 30,
	2015	2014
North America:
Carlin	$115	$103
Phoenix	15	16
Twin Creeks	31	60
La Herradura	—	14
Other North America	26	6
	187	199
South America:
Yanacocha	34	35
Other South America	—	15
	34	50
Asia Pacific:
Boddington	29	46
Tanami	46	38
Jundee	—	15
Waihi	10	5
Kalgoorlie	11	5
Batu Hijau	40	31
Other Asia Pacific	2	4
	138	144
Africa:
Ahafo	45	60
Akyem	19	—
	64	60
Corporate and Other	194	12
Accrual basis	617	465
Decrease (increase) in accrued capital expenditures and other non-cash adjustments	(11)	24
Cash basis	$606	$489

Capital expenditures in North America during the first half of 2015 primarily related to the development of the

Turf Vent Shaft project, development of the Long Canyon project, surface and underground mine development, tailings facility construction and capitalized component purchases. Capital expenditures in South America were primarily related to capitalized component purchases, surface mine development and infrastructure improvements. The majority of capital expenditures in Asia Pacific were for underground mine development, tailings and support facility construction and mining equipment purchases in Australia and New Zealand and equipment and capitalized component purchases in Batu Hijau. Capital expenditures in Africa were related to tailings facility expansion, regional back up or supplemental power, capitalized component purchases, Subika Underground and Ahafo mill expansion. Capital expenditures in Corporate were primarily related to the Merian project.

Capital expenditures in North America during the first half of 2014 primarily related to the development of the Turf Vent Shaft project, capitalized drilling and engineering at Long Canyon, surface and underground mine development and capitalized exploration drilling in both Nevada and Mexico, infrastructure improvements in Nevada and completion of a mill in Mexico. Capital expenditures in South America were primarily related to the Conga project, surface mine development and capitalized equipment component purchases. The majority of capital expenditures in Asia Pacific were for underground mine development, tailings facility construction, mining equipment and equipment component purchases and infrastructure improvements in Australia and New Zealand and equipment and equipment component purchases in Batu Hijau. Capital expenditures in Africa were related to tailings facility construction and equipment and equipment component purchases. Capital expenditures in Corporate were primarily related to the Merian project and Corporate software improvements.

Acquisitions, net. During the first half of 2014 we purchased the remaining 20% noncontrolling interest in the Merian project.

Purchases and sales of investments. During the first half of 2015 we received $29 primarily from the maturity of a Certificate of Deposit for $25. During the first half of 2014 we received $25 primarily from the sale of Paladin Energy Ltd. securities.

Proceeds from sale of other assets. During the first half of 2015 we received $44, of which, $38 was from the sale of Hemlo mineral rights in Ontario, Canada and $6 was from the sale of Relief Canyon in Nevada. During the first half of 2014 we received $76, of which, $57 was from the Midas sale and $19 primarily from the sale of equipment at Conga.

Financing Activities

Net cash provided by (used in) financing activities was $400 and $(27) during the first half of 2015 and 2014, respectively.

Proceeds from and repayment of debt. During the first half of 2015 we paid $281 in debt, of which $200 was for the 2019 term loan facility, $55 was for the PTNNT revolving credit facility and $25 was for debt for Africa. During the first half of 2014, we received net proceeds from debt of $18 from our other short-term debt and paid $5 in debt for Africa.

Scheduled minimum debt repayments are $100 for the remainder of 2015, $212 in 2016, $765 in 2017, $nil in 2018, $1,175 in 2019 and $4,200 thereafter. We expect to be able to fund maturities of debt from Net cash provided by operating activities, short-term investments, existing cash balances and available credit facilities.

At June 30, 2015 and 2014, we were in compliance with all debt covenants and provisions related to potential defaults.

Proceeds from stock issuance, net.  During the first half of 2015 we received $675 in net proceeds from a common stock issuance.  We intend to use the proceeds from the common stock sale, supplemented with cash from our balance sheet, to fund the acquisition of the Cripple Creek & Victor mine in Colorado from AngloGold Ashanti Limited which is expected to close during the third quarter of 2015.

Sale of noncontrolling interests. We received $37 in proceeds during the first half of 2015, of which, $34 related to TMAC’s private placement to raise funds and $3 was for the remaining payment from the government of Suriname for the 25% ownership in the Merian project. We received $68 in proceeds during the first half of 2014 related to TMAC’s private placement to raise funds.

Funding from noncontrolling interests. We received $62 in funding during the first half of 2015 for the Merian project.

Acquisition of noncontrolling interests. In the first half of 2015 and 2014, we advanced certain funds to PTPI, an unrelated noncontrolling shareholder of PTNNT, in accordance with a loan agreement. Our economic interest in PTNNT did not change as a result of these transactions.

Dividends paid to common stockholders. We declared regular quarterly dividends totaling $0.050 and $0.175 per common share for the six months ended June 30, 2015 and 2014, respectively. We paid dividends of $23 and $89 to common stockholders in the first half of 2015 and 2014, respectively.

Restricted cash and other.  In the first half of 2015, we classified $59 as restricted cash at PTNNT, of which $45 was for a revolving credit facility payment that will be paid during the third quarter of 2015 and $14 was for a reclamation bond. In the first half of 2014 we classified $11 as restricted cash, primarily at Australia.

Discontinued Operations

Net operating cash used in discontinued operations was $6 in the first half of 2015 and 2014, respectively related to payments on the Holt property royalty.

Off-Balance Sheet Arrangements

We have the following off-balance sheet arrangements: operating leases (as discussed in Note 27 to the Consolidated Financial Statements for the year ended December 31, 2014, filed on February 20, 2015 on Form 10-K) and $1,962 of outstanding letters of credit, surety bonds and bank guarantees (see Note 25 to the Condensed Consolidated Financial Statements). At June 30, 2015, $86 of the $3,000 corporate revolving credit facility was used to secure the issuance of letters of credit, primarily supporting reclamation obligations.

We also have sales agreements or commitments to sell copper and gold concentrates at market prices as follows (in thousands of tons):

	2015	2016	2017	2018	2019	Thereafter
Batu Hijau	423	716	––	––	––	––
Boddington	116	215	209	165	66	66
Phoenix	62	71	—	––	––	––
	601	1,002	209	165	66	66

Other Liquidity Matters

At June 30, 2015, the Company had $3,308 in cash and cash equivalents, of which $1,521 was held in foreign subsidiaries and is primarily held in U.S. dollar denominated accounts with the remainder in foreign currencies readily convertible to U.S. dollars. At June 30, 2015, $595 of the consolidated cash and cash equivalents was attributable to noncontrolling interests primarily related to our Indonesian and Peruvian operations which is being held to fund those operations and development projects. At June 30, 2015, $1,427 in consolidated cash and cash equivalents ($844 attributable to Newmont) was held at certain foreign subsidiaries that, if repatriated, may be subject to withholding taxes. The repatriation of this cash and the applicable withholding taxes would generate foreign tax credits in the U.S. As a result, we expect that there would be no additional tax burden upon repatriation after considering the cash cost associated with the withholding taxes.

We believe that our liquidity and capital resources from U.S. operations and flow-through foreign subsidiaries are adequate to fund our U.S. operations and corporate activities.

Environmental

Our mining and exploration activities are subject to various federal and state laws and regulations governing the protection of the environment. We have made, and expect to make in the future, expenditures to comply with such laws and regulations, but cannot predict the full amount of such future expenditures. At June 30, 2015 and December 31, 2014, $1,547 and $1,497, respectively, were accrued for reclamation costs relating to currently or recently producing mineral properties.

In addition, we are involved in several matters concerning environmental obligations associated with former mining activities. Based upon our best estimate of our liability for these matters, $170 and $192 were accrued for such obligations at June 30, 2015 and December 31, 2014, respectively. We spent $2 and $15 during the first half of 2015 and 2014, respectively, for environmental obligations related to the former, primarily historic, mining activities and have classified $26 as a current liability at June 30, 2015.

During the first half of 2015 and 2014, capital expenditures were approximately $58 and $43, respectively, to comply with environmental regulations. Ongoing costs to comply with environmental regulations have not been a significant component of operating costs.

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

Earnings before interest, taxes and depreciation and amortization and Adjusted earnings before interest, taxes and depreciation and amortization

Management uses Earnings before interest, taxes and depreciation and amortization (“EBITDA”) and EBITDA adjusted for non-core or certain items that have a disproportionate impact on our results for a particular period (“Adjusted EBITDA”) as non-GAAP measures to evaluate the Company’s operating performance. EBITDA and Adjusted EBITDA do not represent, and should not be considered an alternative to, net earnings (loss), operating earnings (loss), or cash flow from operations as those terms are defined by GAAP, and does not necessarily indicate whether cash flows will be sufficient to fund cash needs. Although Adjusted EBITDA and similar measures are frequently used as measures of operations and the ability to meet debt service requirements by other companies, our calculation of Adjusted EBITDA is not necessarily comparable to such other similarly titled captions of other companies. The Company believes that Adjusted EBITDA provides useful information to investors and others in understanding and evaluating our operating results in the same manner as our management and board of directors. Management’s determination of the components of Adjusted EBITDA are evaluated periodically and based, in part, on a review of non-GAAP financial measures used by mining industry analysts. Net income (loss) attributable to Newmont stockholders is reconciled to Earnings before interest, taxes and depreciation and amortization and Adjusted earnings before interest, taxes and depreciation and amortization as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Net income (loss) attributable to Newmont stockholders	$72	$180	$255	$280
Net loss (income) attributable to noncontrolling interests	76	(35)	122	(87)
Income (loss) from discontinued operations	(9)	2	(17)	19
Equity income (loss) of affiliates	7	(2)	16	(2)
Income and mining tax (expense) benefit	152	(53)	345	25
Depreciation and amortization	276	306	565	604
Interest expense, net	82	94	167	187
EBITDA	$656	$492	$1,453	$1,026
Adjustments:
Impairments and loss provisions	$18	$13	$76	$14
Restructuring and other	9	6	14	13
Acquisitions costs	8	—	8	—
Asset sales	1	(2)	(43)	(52)
Abnormal production costs at Batu Hijau	—	16	—	16
Adjusted EBITDA	$692	$525	$1,508	$1,017

Adjusted net income (loss)

Management uses Adjusted net income (loss) to evaluate the Company’s operating performance, and for planning and forecasting future business operations. The Company believes the use of Adjusted net income (loss) allows investors and analysts to understand the results of the continuing operations of the Company and its direct and indirect subsidiaries relating to the production and sale of minerals, by excluding certain items that have a disproportionate impact on our results for a particular period. The net income (loss) adjustments are presented net of tax generally at Company’s statutory effective tax rate of 35% and net of our partners’ noncontrolling interests when applicable. The impact of the adjustments through the Company’s Valuation allowance is shown separately. The tax valuation allowance adjustment includes items such as foreign tax credits, alternative minimum credits, capital losses and disallowed foreign losses. Management’s determination of the components of Adjusted net income (loss) are evaluated periodically and based, in part, on a review of non-GAAP financial measures used by mining industry analysts. Net income (loss) attributable to Newmont stockholders is reconciled to Adjusted net income (loss) as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Net income (loss) attributable to Newmont stockholders	$72	$180	$255	$280
Loss (income) from discontinued operations (1)	(9)	2	(17)	19
Impairments and loss provisions (2)	12	5	49	7
Tax valuation allowance	45	(98)	89	(98)
Restructuring and other (3)	5	4	7	7
Acquisition Costs (4)	5	—	5	—
Asset sales (5)	1	(1)	(27)	(14)
Abnormal production costs at Batu Hijau (6)	—	9	—	9
Adjusted net income (loss)	$131	$101	$361	$210

Net income (loss) per share, basic	$0.14	$0.36	$0.51	$0.56
Loss (income) from discontinued operations, net of taxes	(0.02)	—	(0.03)	0.05
Impairments and loss provisions, net of taxes	0.02	0.01	0.09	0.01
Tax valuation allowance	0.09	(0.20)	0.18	(0.20)
Restructuring and other, net of taxes	0.01	0.01	0.01	0.01
Acquisition costs, net of taxes	0.01	—	0.01	—
Asset sales, net of taxes	0.01	—	(0.05)	(0.03)
Abnormal production costs at Batu Hijau, net of taxes	—	0.02	—	0.02
Adjusted net income (loss) per share, basic	$0.26	$0.20	$0.72	$0.42

Net income (loss) per share, diluted	$0.14	$0.36	$0.51	$0.56
Loss (income) from discontinued operations, net of taxes	(0.02)	—	(0.03)	0.05
Impairments and loss provisions, net of taxes	0.02	0.01	0.09	0.01
Tax valuation allowance	0.09	(0.20)	0.18	(0.20)
Restructuring and other, net of taxes	0.01	0.01	0.01	0.01
Acquisition costs, net of taxes	0.01	—	0.01	—
Asset sales, net of taxes	0.01	—	(0.05)	(0.03)
Abnormal production costs at Batu Hijau, net of taxes	—	0.02	—	0.02
Adjusted net income (loss) per share, diluted	$0.26	$0.20	$0.72	$0.42

Weighted average common shares (millions):
Basic	505	499	502	498
Diluted	506	499	503	499

(1)	Loss (income) from discontinued operations is presented net of tax $4, ($1), $8 and ($9) expense (benefit), respectively.
(2)

Impairments and loss provisions is presented net of tax ($6), ($5), ($27) and ($4) expense (benefit), respectively and amounts attributed to noncontrolling interest income (expense) of $-, ($3), $- and ($3), respectively.

(3)

Restructuring and other is presented net of tax ($3), ($2), ($5) and ($4) expense (benefit), respectively and amounts attributed to noncontrolling interest income (expense) of ($1), $-, ($2) and ($2), respectively.

(4)	Acquisition costs is presented net of tax ($3), $-, ($3) and $- expense (benefit), respectively.
(5)	Asset sales are presented net of tax $nil, $1, $16 and $38 expense (benefit), respectively.
(6)

Abnormal production cost at Batu Hijau is presented net of tax $-, ($9), $- and ($9) expense (benefit), respectively and amounts attributed to noncontrolling interest income (expense) of $-, ($9), $- and ($9), respectively.

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

The following tables reconcile these non-GAAP measures to the most directly comparable GAAP measures.

Costs applicable to sales per ounce

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Costs applicable to sales (1)	$852	$944	$1,686	$1,904
Gold sold (thousand ounces)	1,337	1,269	2,704	2,547
Costs applicable to sales per ounce	$638	$744	$623	$747

(1)	Includes by-product credits of $12 and $26 in the second quarter and first half of 2015, respectively and $20 and $38 in the second quarter and first half of 2014, respectively.

Costs applicable to sales per pound

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Costs applicable to sales (1)	$167	$116	$352	$239
Copper sold (million pounds)	139	45	278	90
Costs applicable to sales per pound:	$1.20	$2.53	$1.27	$2.62

(1)	Includes by-product credits of $5 and $11 in the second quarter and first half of 2015, respectively and $4 and $9 in the second quarter and first half of 2014, respectively.

All-In Sustaining Costs

Newmont has worked to develop a metric that expands on GAAP measures such as cost of goods sold and non-GAAP measures, such as Costs applicable to sales per ounce, to provide visibility into the economics of our mining operations related to expenditures, operating performance and the ability to generate cash flow from operations.

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

Treatment and Refining Costs - Includes costs paid to smelters for treatment and refining of our concentrates to produce the salable metal. These costs are presented net as a reduction of Sales.

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

			Advanced			Treatment				All-In
	Costs		Projects	General	Other	and		All-In	Ounces	Sustaining
Three Months Ended	Applicable	Remediation	and	and	Expense,	Refining	Sustaining	Sustaining	(000)/Pounds	Costs per
June 30, 2015	to Sales (1)(2)(3)	Costs (4)	Exploration	Administrative	Net (5)	Costs	Capital (6)	Costs	(millions) Sold	oz/lb
GOLD
Carlin	$186	$1	$4	$-	$3	$-	$38	$232	204	$1,137
Phoenix	32	2	-	-	-	1	5	40	43	930
Twin Creeks	65	-	3	-	1	-	12	81	125	648
Other North America	-	-	7	-	1	-	1	9	-	-
North America	283	3	14	-	5	1	56	362	372	973

Yanacocha	128	25	8	-	8	-	19	188	204	922
Other South America	-	-	12	-	1	-	-	13	-	-
South America	128	25	20	-	9	-	19	201	204	985

Boddington	122	2	-	-	1	4	15	144	175	823
Tanami	59	1	2	-	-	-	23	85	117	726
Waihi	17	-	1	-	1	-	1	20	33	606
Kalgoorlie	78	2	1	-	-	1	4	86	86	1,000
Batu Hijau	72	3	2	-	1	9	7	94	156	603
Other Asia Pacific	-	-	1	1	4	-	2	8	-	-
Asia Pacific	348	8	7	1	7	14	52	437	567	771

Ahafo	43	3	5	-	1	-	17	69	72	958
Akyem	50	1	4	-	2	-	8	65	122	533
Other Africa	-	-	1	-	3	-	-	4	-	-
Africa	93	4	10	-	6	-	25	138	194	711

Corporate and Other	-	-	26	49	2	-	-	77	-	-
Total Gold	$852	$40	$77	$50	$29	$15	$152	$1,215	1,337	$909

COPPER
Phoenix	$17	$-	$1	$-	$-	$2	$2	$22	9	$2.44
Boddington	29	1	-	-	-	3	3	36	18	2.00
Batu Hijau	121	4	3	1	4	20	13	166	112	1.48
Asia Pacific	150	5	3	1	4	23	16	202	130	1.55
Total Copper	$167	$5	$4	$1	$4	$25	$18	$224	139	$1.61

Consolidated	$1,019	$45	$81	$51	$33	$40	$170	$1,439

(1)	Excludes Depreciation and amortization and Reclamation and remediation.
(2)	Includes by-product credits of $17.
(3)	Includes stockpile and leach pad inventory adjustments of $27 at Carlin, $3 at Twin Creeks and $18 at Yanacocha.
(4)	Remediation costs include operating accretion of $18 and amortization of asset retirement costs of $27.
(5)	Other expense, net is adjusted for restructuring costs of $9, acquisition costs of $8 and write-downs of $2.
(6)	Excludes development capital expenditures, capitalized interest, and the increase in accrued capital of $152. The following are major development projects: Turf Vent Shaft, Long Canyon and Merian.

			Advanced			Treatment				All-In
	Costs		Projects	General	Other	and		All-In	Ounces	Sustaining
Three Months Ended	Applicable	Remediation	and	and	Expense,	Refining	Sustaining	Sustaining	(000)/Pounds	Costs per
June 30, 2014	to Sales (1)(2)(3)	Costs (4)	Exploration	Administrative	Net (5)	Costs	Capital (6)	Costs	(millions) Sold	oz/lb
GOLD
Carlin	$209	$1	$7	$-	$3	$-	$35	$255	209	$1,220
Phoenix	35	1	-	-	-	3	1	40	57	702
Twin Creeks	49	-	3	-	-	-	29	81	96	844
La Herradura (7)	26	-	2	-	-	-	9	37	46	804
Other North America	-	-	6	-	1	-	1	8	-	-
North America	319	2	18	-	4	3	75	421	408	1,032

Yanacocha	184	29	9	-	8	-	20	250	186	1,344
Other South America	-	-	9	-	1	-	-	10	-	-
South America	184	29	18	-	9	-	20	260	186	1,398

Boddington	133	2	-	-	-	1	21	157	148	1,061
Tanami	63	1	4	-	-	-	17	85	92	924
Jundee (8)	43	2	-	-	1	-	9	55	76	724
Waihi	19	-	1	-	1	-	1	22	41	537
Kalgoorlie	65	-	2	-	-	1	4	72	75	960
Batu Hijau	9	-	-	-	1	-	3	13	9	1,444
Other Asia Pacific	-	-	1	-	4	-	5	10	-	-
Asia Pacific	332	5	8	-	7	2	60	414	441	939

Ahafo	65	1	5	-	1	-	36	108	121	893
Akyem	44	1	-	-	2	-	-	47	113	416
Other Africa	-	-	3	-	3	-	-	6	-	-
Africa	109	2	8	-	6	-	36	161	234	688

Corporate and Other	-	-	30	48	12	-	3	93	-	-
Total Gold	$944	$38	$82	$48	$38	$5	$194	$1,349	1,269	$1,063

COPPER
Phoenix	$30	$1	$-	$-	$1	$2	$7	$41	13	$3.15
Boddington	32	1	-	-	-	5	5	43	13	3.31
Batu Hijau	54	3	1	-	6	4	14	82	19	4.32
Asia Pacific	86	4	1	-	6	9	19	125	32	3.91
Total Copper	$116	$5	$1	$-	$7	$11	$26	$166	45	$3.69

Consolidated	$1,060	$43	$83	$48	$45	$16	$220	$1,515

(1)	Excludes Depreciation and amortization and Reclamation and remediation.
(2)	Includes by-product credits of $24.
(3)	Includes planned stockpile and leach pad inventory adjustments of $32 at Carlin, $2 at Twin Creeks, $20 at Yanacocha, $15 at Boddington and $2 at Batu Hijau.
(4)	Remediation costs include operating accretion of $18 and amortization of asset retirement costs of $25.
(5)	Other expense, net is adjusted for restructuring costs of $6 and write-downs of $13.
(6)	Excludes development capital expenditures, capitalized interest, and the increase in accrued capital of $34. The following are major development projects: Turf Vent Shaft, Conga, and Merian.
(7)	On October 6, 2014, the Company sold its 44% interest in La Herradura.
(8)	The Jundee mine was sold July 1, 2014.

			Advanced			Treatment				All-In
	Costs		Projects	General	Other	and		All-In	Ounces	Sustaining
Six Months Ended	Applicable	Remediation	and	and	Expense,	Refining	Sustaining	Sustaining	(000)/Pounds	Costs per
June 30, 2015	to Sales (1)(2)(3)	Costs (4)	Exploration	Administrative	Net (5)	Costs	Capital (6)	Costs	(millions) Sold	oz/lb
GOLD
Carlin	$364	$2	$7	$-	$5	$-	$75	$453	431	$1,051
Phoenix	73	3	1	-	1	2	9	89	95	937
Twin Creeks	124	1	5	-	1	-	30	161	247	652
Other North America	-	-	12	-	3	-	2	17	-	-
North America	561	6	25	-	10	2	116	720	773	931

Yanacocha	242	49	13	-	14	-	34	352	450	782
Other South America	-	-	22	-	1	-	-	23	-	-
South America	242	49	35	-	15	-	34	375	450	833

Boddington	279	5	1	-	1	11	24	321	377	851
Tanami	116	2	3	-	1	-	37	159	215	740
Waihi	36	1	2	-	1	-	1	41	74	554
Kalgoorlie	138	3	1	-	-	2	11	155	147	1,054
Batu Hijau	122	5	2	-	3	18	13	163	260	627
Other Asia Pacific	-	-	2	1	10	-	2	15	-	-
Asia Pacific	691	16	11	1	16	31	88	854	1,073	796

Ahafo	98	4	11	-	2	-	29	144	172	837
Akyem	94	2	4	-	4	-	19	123	236	521
Other Africa	-	-	2	-	5	-	-	7	-	-
Africa	192	6	17	-	11	-	48	274	408	672

Corporate and Other	-	-	50	93	8	-	3	154	-	-
Total Gold	$1,686	$77	$138	$94	$60	$33	$289	$2,377	2,704	$879

COPPER
Phoenix	$42	$1	$1	$-	$1	$1	$5	$51	22	$2.32
Boddington	68	1	-	-	-	7	5	81	38	2.13
Batu Hijau	242	9	3	1	5	44	27	331	218	1.52
Asia Pacific	310	10	3	1	5	51	32	412	256	1.61
Total Copper	$352	$11	$4	$1	$6	$52	$37	$463	278	$1.67

Consolidated	$2,038	$88	$142	$95	$66	$85	$326	$2,840

(1)	Excludes Depreciation and amortization and Reclamation and remediation.
(2)	Includes by-product credits of $37.
(3)	Includes stockpile and leach pad inventory adjustments of $51 at Carlin, $5 at Twin Creeks, $22 at Yanacocha and $18 at Boddington.
(4)	Remediation costs include operating accretion of $36 and amortization of asset retirement costs of $52.
(5)	Other expense, net is adjusted for restructuring costs of $14, acquisition costs of $8 and write-downs of $3.
(6)

Excludes development capital expenditures, capitalized interest, and the increase in accrued capital of $280. The following are major development projects: Turf Vent Shaft, Conga, Long Canyon and Merian.

			Advanced			Treatment				All-In
	Costs		Projects	General	Other	and		All-In	Ounces	Sustaining
Six Months Ended	Applicable	Remediation	and	and	Expense,	Refining	Sustaining	Sustaining	(000)/Pounds	Costs per
June 30, 2014	to Sales (1)(2)(3)	Costs (4)	Exploration	Administrative	Net (5)	Costs	Capital (6)	Costs	(millions) Sold	oz/lb
GOLD
Carlin	$401	$2	$11	$-	$4	$-	$55	$473	437	$1,082
Phoenix	69	1	1	-	1	5	8	85	112	759
Twin Creeks	104	1	4	-	1	-	61	171	199	859
La Herradura (7)	42	1	6	-	-	-	13	62	69	899
Other North America	-	-	12	-	4	-	6	22	-	-
North America	616	5	34	-	10	5	143	813	817	995

Yanacocha	405	59	16	-	17	-	34	531	392	1,355
Other South America	-	-	17	-	1	-	-	18	-	-
South America	405	59	33	-	18	-	34	549	392	1,401

Boddington	275	5	-	-	1	2	36	319	315	1,013
Tanami	118	2	5	-	1	-	37	163	173	942
Jundee (8)	85	5	1	-	1	-	16	108	139	777
Waihi	38	-	1	-	1	-	2	42	66	636
Kalgoorlie	142	1	3	-	-	1	6	153	167	916
Batu Hijau	17	1	-	-	2	1	5	26	15	1,733
Other Asia Pacific	-	-	2	-	12	-	5	19	-	-
Asia Pacific	675	14	12	-	18	4	107	830	875	949

Ahafo	126	2	14	-	4	-	57	203	231	879
Akyem	82	1	-	-	5	-	2	90	232	388
Other Africa	-	-	5	-	4	-	-	9	-	-
Africa	208	3	19	-	13	-	59	302	463	652

Corporate and Other	-	-	59	93	17	-	7	176	-	-
Total Gold	$1,904	$81	$157	$93	$76	$9	$350	$2,670	2,547	$1,048

COPPER
Phoenix	$56	$1	$-	$-	$1	$3	$8	$69	24	$2.88
Boddington	72	2	-	-	-	11	8	93	28	3.32
Batu Hijau	111	8	2	-	13	9	27	170	38	4.47
Asia Pacific	183	10	2	-	13	20	35	263	66	3.98
Total Copper	$239	$11	$2	$-	$14	$23	$43	$332	90	$3.69

Consolidated	$2,143	$92	$159	$93	$90	$32	$393	$3,002

(1)	Excludes Depreciation and amortization and Reclamation and remediation.
(2)	Includes by-product credits of $47.
(3)	Includes stockpile and leach pad inventory adjustments of $52 at Carlin, $4 at Twin Creeks, $55 at Yanacocha, $40 at Boddington and $31 at Batu Hijau.
(4)	Remediation costs include operating accretion of $36 and amortization of asset retirement costs of $56.
(5)	Other expense, net is adjusted for restructuring costs of $13 and write-downs of $13..
(6)	Excludes development capital expenditures, capitalized interest, and the increase in accrued capital of $96. The following are major development projects: Turf Vent Shaft, Conga, and Merian.
(7)	On October 6, 2014, the Company sold its 44% interest in La Herradura.
(8)	The Jundee mine was sold July 1, 2014.

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

	Gold
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Average realized price per ounce	$1,179	$1,283	$1,192	$1,288
Costs applicable to sales per ounce	(638)	(744)	(623)	(747)
	$541	$539	$569	$541

	Copper
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Average realized price per pound	$2.41	$3.01	$2.37	$2.76
Costs applicable to sales per pound	(1.20)	(2.53)	(1.27)	(2.62)
	$1.21	$0.48	$1.10	$0.14

Safe Harbor Statement

Certain statements contained in this report (including information incorporated by reference herein) are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and are intended to be covered by the safe harbor provided for under these sections. Words such as “expect(s)”, “feel(s)”, “believe(s)”, “will”, “may”, “anticipate(s)”, “estimate(s)”, “should”, “intend(s)” and similar expressions are intended to identify forward-looking statements. Our forward-looking statements may include, without limitation:

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

•	estimates of reserves and statements regarding future exploration results and reserve replacement and the sensitivity of reserves to metal price changes;
•	statements regarding the availability of, and, terms and costs related to, future borrowing, debt repayment and financing;
•	estimates regarding future exploration expenditures, results and reserves;
•	statements regarding fluctuations in financial and currency markets;
•	estimates regarding potential cost savings, productivity, operating performance, and ownership and cost structures;
•

expectations regarding the completion and timing of acquisitions or divestitures and projected benefits, synergies and costs associated with acquisitions and related matters, including the pending Cripple Creek & Victor acquisition;

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

More detailed information regarding these factors is included in the section titled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere in this report. Many of these factors are beyond our ability to control or predict. Given these uncertainties, readers are cautioned not to place undue reliance on our forward-looking statements.

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

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
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

Decreases in the market price of gold and copper can also significantly affect the value of our product inventory, stockpiles, and leach pads and it may be necessary to record a write-down to the net realizable value (“NRV”). NRV represents the estimated future sales price based on short-term and long-term metals prices, less estimated costs to complete production and bring the product to sale. The primary factors that influence the need to record write-downs of stockpiles, leach pads, and product inventory include short-term and long-term metals prices and costs for production inputs such as labor, fuel and energy, materials and supplies, as well as realized ore grades and recovery rates. The significant assumptions in determining the stockpile, leach pad, and product inventory NRV for each mine site reporting unit at June 30, 2015 included production cost and capitalized expenditure assumptions unique to each operation, a long-term gold price of $1,300 per ounce, a long-term copper price of $3.00 per pound and an Australian to U.S. dollar exchange rate of $0.85.

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

Cash Flow Hedges

Foreign Currency Exchange Risk

We had the following foreign currency derivative contracts outstanding at June 30, 2015:

	Expected Maturity Date
	2015	2016	2017	2018	Total/Average
A$ Operating Fixed Forward Contracts:
A$ notional (millions)	128	158	105	6	397
Average rate ($/A$)	0.97	0.95	0.93	0.92	0.95
Expected hedge ratio	20%	12%	8%	4%
NZ$ Operating Fixed Forward Contracts:
NZ$ notional (millions)	23	11	—	—	34
Average rate ($/NZ$)	0.80	0.80	—	—	0.80
Expected hedge ratio	42%	15%	—	—

The fair value of the A$ foreign currency operating derivative contracts was a net liability position of $77 at June 30, 2015 and $85 at December 31, 2014. The fair value of the NZ$ foreign currency derivative contracts was a net liability position of $4 at June 30, 2015 and $3 at December 31, 2014.

Diesel Price Risk

We had the following diesel derivative contracts outstanding at June 30, 2015:

	Expected Maturity Date
	2015	2016	2017	Total/Average
Diesel Fixed Forward Contracts:
Diesel gallons (millions)	11	17	4	32
Average rate ($/gallon)	2.63	2.53	2.69	2.58
Expected hedge ratio	60%	42%	12%

The fair value of the Diesel derivative contracts was a net liability position of $23 at June 30, 2015 and $36 at December 31, 2014.

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

At June 30, 2015, Newmont had gold sales of 210,000 ounces priced at an average of $1,173 per ounce, subject to final pricing over the next several months. Each $25 change in the price for provisionally priced gold sales would have an approximate $3 effect on our net income (loss) attributable to Newmont stockholders. The London P.M. closing settlement price at June 30, 2015 for gold was $1,171 per ounce.

At June 30, 2015, Newmont had copper sales of 133 million pounds priced at an average of $ 2.60 per pound, subject to final pricing over the next several months. Each $ 0.10 change in the price for provisionally priced copper sales would have an approximate $5 effect on our net income (loss) attributable to Newmont stockholders. The LME closing settlement price at June 30, 2015 for copper was $ 2.60 per pound.

ITEM 4.CONTROLS AND PROCEDURES.

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

There has been no change in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2015, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.LEGAL PROCEEDINGS.

Information regarding legal proceedings is contained in Note 25 to the Condensed Consolidated Financial Statements contained in this Report and is incorporated herein by reference.

ITEM 1A.RISK FACTORS.

Our business activities are subject to significant risks, including those described below. You should carefully consider these risks. If any of the described risks actually occurs, our business, financial position and results of operations could be materially adversely affected. Such risks are not the only ones we face and additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect our business. This report contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of a number of factors, including the risks described below.  See “Forward-Looking Statements.”

Risks Related to Our Business

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

We may consider, from time to time, the acquisition of ore reserves from others related to development properties and operating mines. Such acquisitions are typically based on an analysis of a variety of factors including historical operating results, estimates of and assumptions regarding the extent of ore reserves, the timing of production from such reserves and cash and other operating costs. Other factors that affect our decision to make any such acquisitions may also include our assumptions for future gold or copper prices or other mineral prices and the projected economic returns and evaluations of existing or potential liabilities associated with the property and its operations and projections of how these may change in the future. In addition, in connection with any acquisitions we may rely on data and reports prepared by third parties and which may contain information or data that we are unable to independently verify or confirm. Other than historical operating results, all of these factors are uncertain and may have an impact on our revenue, our cash flow and other operating issues, as well as contributing to the uncertainties related to the process used to estimate ore reserves. In addition, there may be intense competition for the acquisition of attractive mining properties.

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

The reserves stated in in this report and in our Annual Report on Form 10-K for the year ended December 31, 2014 represent the amount of gold and copper that we estimated, at December 31, 2014, could be economically and legally extracted or produced at the time of the reserve determination. Estimates of proven and probable reserves are subject to considerable uncertainty. Such estimates are, to a large extent, based on the prices of gold and copper and interpretations of geologic data obtained from drill holes and other exploration techniques, which data may not necessarily be indicative of future results. Producers use feasibility studies to derive estimates of capital and operating costs based upon anticipated tonnage and grades of ore to be mined and processed, the predicted configuration of the ore body, expected recovery rates of metals from the ore, the costs of comparable facilities, the costs of operating and processing equipment and other factors. Actual operating and capital cost and economic returns on projects may differ significantly from original estimates. Further, it may take many years from the initial phases of exploration until commencement of production, during which time, the economic feasibility of production may change.

Additionally, the term “mineralized material” as used in our Annual Report on Form 10-K for the year ended December 31, 2014 does not indicate proven and probable reserves as defined by the SEC or the Company’s standards. Estimates of mineralized material are subject to further exploration and development, and are, therefore, subject to considerable uncertainty. Despite the Company’s history of converting a substantial portion of mineralized material to reserves through additional drilling and study work, the Company cannot be certain that any part or parts of the mineralized material deposit will ever be confirmed or converted into SEC Industry Guide 7 compliant reserves or that mineralized material can be economically or legally extracted.

In addition, if the price of gold or copper declines from recent levels, if production costs increase or recovery rates decrease or if applicable laws and regulations are adversely changed, we can offer no assurance that the indicated level of recovery will be realized or that mineral reserves or mineralized material can be mined or processed profitably. If we determine that certain of our ore reserves have become uneconomic, this may ultimately lead to a reduction in our aggregate reported reserves and mineralized material. Consequently, if our actual mineral reserves and mineralized material are less than current estimates, our business, prospects, results of operations and financial position may be materially impaired.

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

Our decision to develop a project is typically based on the results of feasibility studies, which estimate the anticipated economic returns of a project. The actual project profitability or economic feasibility may differ from such estimates as a result of any of the following factors, among others:

•	Changes in tonnage, grades and metallurgical characteristics of ore to be mined and processed;
•	Changes in input commodity and labor costs;
•	The quality of the data on which engineering assumptions were made;
•	Adverse geotechnical conditions;
•	Availability of adequate and skilled labor force;

•	Availability, supply and cost of water and power;
•	Fluctuations in inflation and currency exchange rates;
•	Availability and terms of financing;
•	Delays in obtaining environmental or other government permits or approvals or changes in the laws and regulations related to our operations or project development;
•	Changes in tax laws, the laws and/or regulations around royalties and other taxes due to the regional and national governments and royalty agreements;
•	Weather or severe climate impacts, including without limitation, prolonged or unexpected precipitation and/or sub-zero temperatures;
•	Potential delays relating to social and community issues, including, without limitation, issues resulting in protests, road blockages or work stoppages; and
•	Potential challenges to permits or other approvals or delays in development and construction of projects based on claims of disturbance of cultural resources.

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

Our business is subject to U.S. Foreign Corrupt Practices Act and other extraterritorial and domestic anti-bribery laws, a breach or violation of which could lead to civil and criminal fines and penalties, loss of licenses or permits and other collateral consequences and reputational harm.

We operate in certain jurisdictions that have experienced governmental and private sector corruption to some degree, and, in certain circumstances, compliance with anti-bribery laws and heightened expectations of enforcement authorities may be in tension with certain local customs and practices. For example, the U.S. Foreign Corrupt Practices Act and other laws with extraterritorial reach, including the U.K. Bribery Act, and anti-bribery laws in other jurisdictions in which we operate generally prohibit companies and their intermediaries from making improper payments for the purpose of obtaining or retaining business or other commercial advantage. We have an ethics and compliance program which includes our Code of Conduct, Business Integrity Policy and other policies and standards, all of which mandate compliance with these anti-bribery laws by the Company and its subsidiaries and its and their personnel. Our program also includes a well-publicized hot line for raising issues and processes for investigating such issues and assurances of non-retaliation for persons who in good faith raise concerns. We report regularly to the Audit Committee of our Board of Directors on such program. There can be no assurance that Newmont’s internal control policies and procedures always will protect it from misinterpretation of or noncompliance with applicable laws and internal policies, recklessness, fraudulent behavior, dishonesty or other inappropriate acts committed by the Company’s affiliates, employees, agents or associated persons for which we might be claimed to be responsible. As such, our corporate policies and processes may not prevent or detect all potential breaches of law or other governance practices. We occasionally identify or are apprised of information or allegations that certain employees, affiliates, agents or associated persons may have engaged in unlawful conduct for which we might be held responsible. Our policy when receiving credible information or allegations is to conduct internal investigations and compliance reviews to evaluate that information, determine compliance with applicable anti-bribery laws and regulations and company policies and take such remedial steps as may be warranted. In appropriate circumstances, we communicate with authorities in the United States and elsewhere about those investigations and reviews. Violations of these laws, or allegations of such violations, could lead to substantial civil and criminal fines and penalties, litigation, loss of operating licenses or permits and other collateral consequences, and may damage the Company’s reputation, which could have a material adverse effect on our business, financial position and results of operations or cause the market value of our common shares to decline.

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

Our exploration, development, mining and processing operations are subject to extensive laws and regulations governing worker health and safety and land use and the protection of the environment, which generally apply to air and water quality, protection of endangered, protected or other specified species, hazardous waste management and reclamation. For example, in May 2015, the U.S. Department of the Interior released a plan to protect the greater sage grouse, a species whose natural habitat is found across much of the western United States. The U.S. Department of the Interior’s plan is intended to guide conservation efforts on approximately 70 million acres of national public lands, including in Nevada. No assurances can be made that restrictions relating to conservation will not have an adverse impact on our growth plans or not result in delays in project development, constraints on exploration and constraints on operations in impacted areas. Additionally, the U.S. Fish and Wildlife Service is required to issue a final decision regarding the status of the greater sage grouse under the U.S. Endangered Species Act by the end of September 2015. Inclusion of the greater sage grouse on the endangered species list could negatively impact our ability to develop and operate mines in northern Nevada, particularly on mining claims located on federal lands. Even if the greater sage grouse is not ultimately listed, federal land management agencies, including the U.S. Bureau of Land Management, may impose additional restrictions and mitigation obligations on development activities occurring on federal lands, which could also adversely impact our business.

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

Future changes in applicable laws, regulations, permits and approvals or changes in their enforcement or regulatory interpretation could substantially increase costs to achieve compliance, lead to the revocation of existing or future exploration or mining rights or otherwise have an adverse impact on our results of operations and financial position. For instance, the operation of our mines in the United States is subject to regulation by the Federal Mine Safety and Health Administration (“MSHA”) under the Federal Mine Safety and Health Act of 1977 (the “Mine Act”). MSHA inspects our mines on a regular basis and issues various citations and orders when it believes a violation has occurred under the Mine Act. Over the past several years MSHA has significantly increased the numbers of citations and orders charged against mining operations and increased the dollar penalties assessed for citations issued. If MSHA inspections result in an alleged violation, we may be subject to fines, penalties or sanctions and our mining operations could be subject to temporary or extended closures. For example, most recently in early July 2015, the Company’s Leeville operation received 103(k) orders relating to ground control resulting in a temporary shut down of certain levels at Leeville, which the Company is currently working to resolve.  MSHA issued fines, penalties or sanctions and mandated temporary or extended closures could have an adverse effect on our results of operations and financial position.  See Exhibit 95 to this report for additional information regarding certain MSHA orders and citations issued during the quarter ended June 30, 2015.

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

Natural resource extractive companies are required to close their operations and rehabilitate the lands that they mine in accordance with a variety of environmental laws and regulations. Estimates of the total ultimate closure and rehabilitation costs for gold and copper mining operations are significant and based principally on current legal and regulatory requirements and mine closure plans that may change materially. For example, we have conducted extensive remediation work at two inactive sites in the United States. We are conducting remediation activities at a third site in the United States, an inactive uranium mine and mill site formerly operated by a subsidiary of Newmont.

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

The laws and regulations governing mine closure and remediation in a particular jurisdiction are subject to review at any time and may be amended to impose additional requirements and conditions which may cause our provisions for environmental liabilities to be underestimated and could materially affect our financial position or results of operations.  For a more detailed description of potential environmental liabilities, see the discussion in Environmental Matters, Note 25 to the Consolidated Financial Statements.

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

A number of governments or governmental bodies have introduced or are contemplating regulatory changes in response to the potential impacts of climate change that are viewed as the result of emissions from the combustion of carbon-based fuels. At the 18th Conference of the Parties to the United Nations Framework Convention on Climate Change held in 2012, Parties to the Kyoto Protocol agreed to a second commitment period of emissions reductions from January 1, 2013 to December 31, 2020, which takes the form of an amendment to the Protocol. The 37 countries with binding targets in the second commitment period include Australia, and all members of the European Union. Several Annex I Parties who participated in Kyoto’s first-round have not taken on new targets in the second commitment period, including Japan, New Zealand, and Russia. Other Annex I Parties without second-round targets are the United States (which never became a member to the Kyoto Protocol) and Canada (which withdrew from the Kyoto Protocol effective 2012). The next United Nations Framework Convention on Climate Change is to be held in Paris in November 2015. More than 190 nations will attend and it is very likely that a global agreement will be entered into to reduce greenhouse gas emissions.

Some of the countries in which we operate have implemented, and are developing, laws and regulations related to climate change and greenhouse gas emissions. In December 2009, the United States Environmental Protection Agency (“EPA”) issued an endangerment finding under the U.S. Clean Air Act that current and projected concentrations of certain mixed greenhouse gases, including carbon dioxide, in the atmosphere threaten the public health and welfare. The United States is presently promulgating new EPA rules to reduce greenhouse gas emissions as a result of the endangerment finding and has a five-year plan to reduce emission by 17% below 2005 levels by the year 2020. Additionally, the United States and China signed a bilateral agreement in November 2014 that committed the United States to reduce greenhouse gas emissions by an additional 26% to 28% below 2005 levels by the year 2025. To date, U.S. regulations do not impose carbon tax on our operations but may in the future. Australia passed the Clean Energy Act in 2011 that sets up a mechanism to mitigate climate change by imposing a “carbon tax” on greenhouse gas emissions and encourage investment in clean energy, which had the potential to impact our Australian operations. However, the Australian Clean Energy Act was subsequently repealed, thereby removing the related “carbon tax”. The current legislation, Direct Action, remains to be defined and it is currently unclear if it will have a cost impact on our business.

Legislation and increased regulation and requirements regarding climate change could impose increased costs on us, our venture partners and our suppliers, including increased energy, capital equipment, environmental monitoring and reporting and other costs to comply with such regulations. In June 2014, the EPA proposed new rules for existing power plants under Section 111(d) of the Clean Act that would require, if the proposed rules are enacted as currently drafted, the decommissioning or conversion to natural gas of the TS Power Plant in Nevada by 2020. Final rules are expected in August 2015. Until the timing, scope and extent of any future requirements becomes known, we cannot predict the effect on our financial condition, financial position, results of operations and ability to compete.

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
•

Royalty and tax increases or claims, including retroactive increases and claims and requests to renegotiate terms of existing investment agreements, contracts of work, leases, royalties and taxes, by governmental entities, including such increases, claims and/or requests by the governments of Australia, Ghana, Indonesia, New Zealand, Peru, Suriname, the State of Colorado and the State of Nevada in the United States;

•	Increases in training and other costs and challenges relating to requirements by governmental entities to employ the nationals of the country in which a particular operation is located;
•	Delays in obtaining or renewing collective bargaining or certain labor agreements;
•

Delays in obtaining or renewing, or the inability to obtain, maintain or renew, necessary governmental permits, mining or operating leases and other agreements and/or approvals, such as the approval and ratification of the Akyem mining lease and the changes to the Investment Agreement by Ghana’s Parliament;

•	Claims for increased mineral royalties or ownership interests by local or indigenous communities;
•	Expropriation or nationalization of property;
•	Currency fluctuations, particularly in countries with high inflation;
•	Foreign exchange controls, such as the recently issued Indonesian Central Bank regulation requiring the mandatory use of Indonesian Rupiah (“IDR”) for domestic sales and purchases;
•

Restrictions on the ability of local operating companies to sell gold offshore for U.S. dollars, or on the ability of such companies to hold U.S. dollars or other foreign currencies in offshore bank accounts;

•	Import and export regulations, including restrictions on the export of gold and/or copper, such as the export restrictions on copper concentrate in Indonesia;
•

Increases in costs relating to, or restrictions or prohibitions on, the use of ports for concentrate storage and shipping, such as in relation to our Boddington and Batu Hijau operations where use of alternative ports is not currently economically feasible or in relation to our ability to procure economically feasible ports for developing projects;

•	Restrictions on the ability to pay dividends offshore or to otherwise repatriate funds;
•	Risk of loss due to civil strife, acts of war, guerrilla activities, insurrection and terrorism;
•	Risk of loss due to criminal activities such as trespass, local artisanal or illegal mining, theft and vandalism;
•	Risk of loss due to disease and other potential endemic health issues, such as Ebola;
•	Disadvantage and risk of loss due to the limitations of certain local health systems and infrastructure to contain diseases and potential endemic health issues;
•	Risk of loss due to inability to access our properties or operations;
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

In 2014, the Indonesian government issued new regulations pertaining to the export of copper concentrate that contain potentially restrictive conditions in respect of obtaining an export permit and impose a new export duty. The 2009 mining law preserves the validity of PT Newmont Nusa Tenggara’s (“PTNNT,” the entity operating the Batu Hijau mine) Contract of Work (the investment agreement entered into by PTNNT and the Indonesian government in 1986, which includes the right to export copper concentrates and a prohibition against new taxes, duties, and levies), and the Company believes and contended that these 2014 regulations were contrary to the Contract of Work. After PTNNT’s Batu Hijau mine was shut down in June 2014 due to an inability to export copper concentrate and PTNNT and its majority shareholder filed for international arbitration, PTNNT and the government entered into a Memorandum of Understanding in September 2014 in which, among other things, PTNNT agreed to pay higher royalties and certain export duties and the government agreed to issue permits to allow PTNNT to export and sell copper concentrates. The government then issued a six month export permit that expired in March 2015. PTNNT then received a six-month permit extension to export copper concentrate that expires in late September 2015. PTNNT is continuing to work with the government to amend its Contract of Work to resolve ongoing issues pertaining to in-country smelting and refining and export of copper concentrate. However, due to the limited smelting and refining capacity in Indonesia, the 2014 regulations could result in the inability to export copper concentrate or additional financial obligations, which could adversely impact our future operating and financial results.

Recently, the Indonesian Central Bank issued a regulation requiring the mandatory use of IDR for domestic sales and purchases, effective July 1, 2015. This regulation introduces potential devaluation loss risk if PTNNT is unable to convert IDR in excess of domestic spending requirements to USD timely. If efforts to secure an exemption from this requirement are unsuccessful, then the potential devaluation could result in increased costs and adversely impact financial results.  See also the Risk Factor under the heading “Currency fluctuations may affect our costs.”

Violence committed by radical elements in Indonesia and other countries and U.S. involvement in conflicts in the Middle East, may increase the risk that foreign operations owned by U.S. companies will be the target of violence. If our Batu Hijau operation were so targeted it could have an adverse effect on our business.

Our Batu Hijau operation faced demonstrations by the local community in 2011 relating to a worker recruitment process, including protests and roadblocks. We cannot predict whether similar or more significant incidents will occur and the recurrence of significant opposition from the local community could disrupt mining activities and, thereby, adversely affect Batu Hijau’s assets and operations. Batu Hijau also faced temporary work stoppages in 2011 and 2012. Indonesia has seen greater worker and union activism in recent times, and a strike or other labor disputes could adversely affect Batu Hijau’s operations.

We are required to apply for renewals of certain key permits related to Batu Hijau. For example, PTNNT utilizes a submarine tailings placement (“STP”) system. The STP system is operated pursuant to a permit from the government of Indonesia that was renewed in 2011 and expires in mid-2016. The inability to renew the STP permit, the export permit or other key permits would be expected to adversely impact Batu Hijau operations and may adversely impact our future operating and financial results.

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

Under the Contract of Work executed in 1986 between the Indonesian government and PTNNT, 51% of PTNNT’s shares were required to be offered for sale, first, to the Indonesian government or, second, to Indonesian nationals by March 31, 2010. As PTPI owned 20% of PTNNT’s shares at relevant times and an additional 24% stake in PTNNT had previously been divested, a final 7% stake was offered to the Indonesian government in March 2010. On May 6, 2011 we announced that a definitive agreement was signed with an agency of the Indonesian Government’s Ministry of Finance for the sale of the final 7% divestiture stake. Subsequently, a dispute over the legality of the purchase under relevant laws and regulations arose between certain members of parliament and the Ministry of Finance, and the transaction never closed despite NTPBV and the agency repeatedly agreeing to extend the period for satisfying the closing conditions. Upon divestment of the 7% stake, our ownership interest in the Batu Hijau mine’s production, assets and proven and probable reserves would reduce to a 27.5625% direct ownership interest as NTPBV’s ownership interest in PTNNT would reduce to 49%, thus potentially affecting our ability to control the operation at Batu Hijau. We will also continue to hold, however, a 17% effective economic interest in PTNNT through the financing arrangements with existing shareholders described above, and we have identified Variable Interest Entities in connection with our economic interests in PTNNT due to these financing arrangements and shareholder commitments. Therefore, we expect to continue to consolidate PTNNT in our Consolidated Financial Statements after the final 7% sale is completed. Loss of effective control over PTNNT operations may result in our deconsolidation of PTNNT for accounting purposes, which would reduce our reported consolidated sales, total assets and operating cash flows. See Note 25 to the Consolidated Financial Statements for more information on the PTNNT share divestiture.

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

Although the Indonesian government has not, since the 2008 arbitration, alleged that PTNNT is in breach of the Contract of Work, future disputes may arise under the Contract of Work. From time to time, some Indonesian government officials have advocated for the elimination of Contracts of Work and could instigate future disputes surrounding the Contract of Work, particularly given that Batu Hijau is a large business operated by a non-Indonesian company. Although any dispute under the Contract of Work is subject to international arbitration, there can be no assurance that we would prevail in any such dispute and any termination of the Contract of Work could result in substantial diminution in the value of our interests in PTNNT. See Note 25 to the Consolidated Financial Statements for more information about the disputes involving the Contract of Work.

In January 2009, the Indonesian Government passed a new mining law. While the law preserves the validity of the Contract of Work, and therefore, PTNNT’s right to operate Batu Hijau pursuant to the Contract of Work, in January 2014 the Indonesian government issued new regulations pertaining to domestic processing and refining and the export of copper concentrate that contained restrictive conditions for export permits and a new export duty, which regulations conflict with the provisions of the Contract of Work. After PTNNT’s Batu Hijau mine was shut down due to an inability to export copper concentrate and PTNNT and its majority shareholder filed for international arbitration, PTNNT and the government entered into a Memorandum of Understanding in September 2014 that set out a framework for negotiating an amendment to the Contract of Work and in which, among other things, PTNNT agreed to pay higher royalties and certain export duties and the government agreed to grant recommendations and permits necessary to allow PTNNT to export and sell copper concentrates. The government then issued a six-month export permit that expired in March 2015. PTNNT then received a six-month permit extension to export copper concentrate that expires in late September 2015. PTNNT and the Indonesian government have not yet reached agreement on terms for an amendment to the Contract of Work and no assurances can be made in respect of the outcome of such negotiations or future permit renewals. Future disputes relating to the Contract of Work or the failure to obtain export permits could impact operating plans at Batu Hijau and adversely impact our future operating and financial results.

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

Construction activities on our Conga project were suspended on November 30, 2011, at the request of Peru’s central government following increasing protests in Cajamarca by anti-mining activists led by the regional president. At the request of the Peruvian central government, the environmental impact assessment prepared in connection with the project, which was previously approved by the central government in October 2010, was reviewed by independent experts in an effort to resolve allegations around the environmental viability of Conga. This review concluded that the environmental impact assessment complied with international standards and provided some recommendations to improve water management. Yanacocha is currently focusing on the construction of water reservoirs prior to the development of other project facilities. However, development of Conga is contingent upon generating acceptable project returns and getting local community and government support. Should the Company be unable to continue with the current development plan at Conga, the Company may in the future reprioritize and reallocate capital to development alternatives in Colorado, Nevada, Australia, Ghana and Suriname, which may result in an impairment of the Conga project.

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

In addition, in early 2015, the Peruvian government agency responsible for certain environmental regulations, the Ministry of the Environment (“MINAM”), issued proposed in-stream water quality criteria with which MINAM may require mining companies, including Yanacocha, to comply. These criteria would modify the in-stream water quality criteria pursuant to which Yanacocha has been designing water treatment processes and infrastructure and with which it has to comply by December 2015. The proposed criteria may require additional and potentially different water treatment infrastructure from that required under the December 2015 compliance deadline. Yanacocha has appealed for an extension to the December 2015 compliance deadline for these previously announced in-stream water quality criteria, which remains pending. Yanacocha is currently assessing redesign and treatment options in connection with the proposed criteria. Those redesign and enhanced treatment options may result in increased costs and require additional time for implementation. If Yanacocha is unsuccessful in appealing or meeting the requirements by any applicable deadlines, it could result in potential fines and penalties relating to intermittent non-compliant exceedances, permitting delays or impacts to operations. These impacts may adversely impact the cost, production and financial performance of our operations in Peru.

Our business depends on good relations with our employees.

Production at our mines is dependent upon the efforts of our employees and, consequently, our maintenance of good relationships with our employees. Due to union activities or other employee actions, we could experience labor disputes, work stoppages or other disruptions in production that could adversely affect us. At June 30, 2015, various unions represented approximately 48% of our employee work force worldwide. The collective bargaining agreements with the workforce in Ghana expired in 2014 and negotiations for new agreements remain ongoing. In connection with those negotiations, there was a temporary slowdown of work by unionized employees at Ahafo and Akyem in April 2015. Most recently, the Company has commenced mediation with the union relating to the work force in Ghana, while formal arbitration of the matter has been stayed, in order to resolve the ongoing disputes. Batu Hijau also faced temporary work stoppages in 2011 and 2012, and the operation’s collective bargaining agreement with the workforce expired at the end of 2014 and negotiations for a new agreement have just concluded. The new agreement expires at the end of 2016. Indonesia has seen greater worker and union activism in recent times and during those negotiations. The collective labor agreements in New Zealand, Nevada and Peru will expire in September 2015, January 2016 and April 2016, respectively. A failure to successfully enter into new contracts could result in future labor disputes, work stoppages or other disruptions in production that could adversely affect our operations and financial performance. As such, there can be no assurance that any future disputes will be resolved without disruptions to operations.

Our Company and the mining industry are facing continued geotechnical challenges, which could adversely impact our production and profitability.

Newmont and the mining industry are facing continued geotechnical challenges due to the older age of certain of our mines and a trend toward mining deeper pits and more complex deposits. This leads to higher pit walls, more complex underground environments and increased exposure to geotechnical instability and hydrological impacts. As our operations are maturing, the open pits at many of our sites are getting deeper and we have experienced certain geotechnical failures at some of our mines, including, without limitation, in Indonesia at the Batu Hijau open-pit mine and at our operations in Australia, Nevada, Peru and at Waihi in New Zealand.

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

Currency fluctuations may affect the costs that we incur at our operations. Gold and copper are sold throughout the world based principally on the U.S. dollar price, but a portion of our operating expenses are incurred in local currencies. The appreciation of those local currencies against the U.S. dollar increases our costs of production in U.S. dollar terms at mines located outside the United States.

The foreign currency that primarily impacts our results of operations is the Australian dollar. We estimate that every $0.10 increase in the U.S. dollar/Australian dollar exchange rate increases annually the U.S. dollar Costs applicable to sales by approximately $82 for each ounce of gold sold from operations in Australia before taking into account the impact of currency hedging. During the majority of 2014, the Australian dollar was relatively weaker than the U.S. dollar compared to 2013. The annual average Australian dollar exchange rate depreciated by approximately 7% from 2013 to 2014. The Australian dollar exchange rate further depreciated by approximately 11% from December 31, 2014 to June 30, 2015. We hedge a portion of our future forecasted Australian dollar denominated operating expenditures to reduce the variability of our Australian dollar exposure. At June 30, 2015, we had hedged 20%, 12%, 8%, and 4% of our forecasted Australian denominated operating costs in 2015, 2016, 2017, and 2018, respectively. Our Australian dollar derivative programs will limit the benefit to Newmont of future decreases, if any, in the U.S. dollar/Australian dollar exchange rates.

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

There can be no assurance that we will be able to conclude any acquisitions, including the pending CC&V Acquisition, successfully, or that any acquisition will achieve the anticipated synergies or other positive results. Any material problems that we encounter in connection with such an acquisition could have a material adverse effect on our business, results of operations and financial position.

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

Our mining operations require significant quantities of water for mining, ore processing and related support facilities. Our operations in North and South America and Australia are in areas where water is scarce and competition among users for continuing access to water is significant. Continuous production at our mines is dependent on our ability to maintain our water rights and claims and to defeat claims adverse to our current water uses in legal proceedings. Although each of our operations currently has sufficient water rights and claims to cover its operational demands, we cannot predict the potential outcome of pending or future legal proceedings relating to our water rights, claims and uses. Water shortages may also result from weather or environmental and climate impacts out of the Company’s control. For example, the continuation of the below average rainfall or the occurrence of drought in southwest Australia could impact our raw water supply at Boddington. While we incorporated systems to address the impact of dry season as part of our operating plans, we can make no assurances that those systems will be sufficient to address all shortages in water supply, which could result in production and processing interruptions. The loss of some or all water rights for any of our mines, in whole or in part, or shortages of water to which we have rights could require us to curtail or shut down mining production and could prevent us from pursuing expansion opportunities. Laws and regulations may be introduced in some jurisdictions in which we operate which could limit our access to sufficient water resources in our operations, thus adversely affecting our operations.

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

We are currently, and may in the future become, subject to litigation, arbitration or other legal proceedings with other parties. If decided adversely to Newmont, these legal proceedings, or others that could be brought against us in the future, could have a material adverse effect on our financial position or prospects.  For a more detailed discussion of pending litigation, see Note 25 to our Consolidated Financial Statements.

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

Although we have conducted title reviews of our properties, title review does not preclude third parties from challenging our title or related property rights. While we believe that we have satisfactory title to our properties, some titles may be defective or subject to challenge. In addition, certain of our Australian properties could be subject to native title or traditional landowner claims, and our ability to use these properties is dependent on agreements with traditional owners of the properties. A determination of defective title or restrictions in connection with a challenge to title rights could impact our ability to develop and operate at certain properties, which could have an adverse effect on our results of operations and financial position. For more information regarding native title or traditional landowner claims, see the discussion under the Australia/New Zealand Section of Item 2, Properties, of our Annual Report on Form 10-K for the year ended December 31, 2014.

Civil disturbances, criminal activities, including illegal mining, and artisanal mining, occurs on or adjacent to certain of our properties, which can disrupt business and expose the Company to liability.

Civil disturbances and criminal activities such as trespass, illegal mining, sabotage, theft and vandalism may cause disruptions and could result in the suspension of operations and development at certain sites. Incidents of such activities have occasionally led to conflict with security personnel and/or police, which in some cases resulted in injuries including in Peru and Suriname.  Although security measures have been implemented by the Company to protect employees, property and assets, such measures will not guarantee that such incidents will not continue to occur in the future, or result in harm to employees or trespassers, decrease operational efficiency or construction delays, increase community tensions or result in liabilities.  The manner in which the Company’s personnel, national police or other security forces respond to civil disturbances and criminal activities can give rise to additional risks where those responses are not conducted in a manner consistent with international and Newmont standards relating to the use of force and respect for human rights. Newmont takes seriously our obligation to respect and promote human rights, is a signatory to and active participant in the Voluntary Principles on Security and Human Rights, and has adopted a Sustainability and Stakeholder Engagement Policy and Human Rights Standard in-line with the UN Guiding Principles on Business and Human Rights.  Nonetheless, although the Company has implemented a number of significant measures and safeguards which are intended to ensure that their personnel understand and uphold these standards, the implementation of these measures will not guarantee that personnel, national police or other security forces will uphold these standards in every instance. The failure to conduct security operations in accordance with these standards can result in harm to employees, community members or trespassers, increase community tensions, reputational harm to Newmont or result in criminal and/or civil liability and/or financial damages or penalties.

Artisanal and illegal miners have been active on, or adjacent to, some of Newmont’s African, Indonesian and South American properties, including recently at Suriname.  Illegal mining, which involves trespass into the development or operating area of the mine, is both a security and safety issue, which may present a security threat to property and human life. The illegal miners from time to time have clashed with security staff and law enforcement personnel who have attempted to move them away from the facilities. Although, under certain circumstances, artisanal mining may be a legally sanctioned activity, artisanal mining is also associated with a number of negative impacts, including environmental degradation, poor working practices, erosion of civil society, human rights abuse and funding of conflict. The environmental, social, safety and health impacts of artisanal and illegal mining are frequently attributed to formal mining activity, and it is often assumed that artisanally-mined gold is channeled through large-scale mining operators, even though artisanal and large-scale miners may have separate supply chains. These misconceptions impact negatively on the reputation of the industry.  The activities of the illegal miners could cause damage to Newmont’s properties for which Newmont could potentially be held responsible. Illegal mining could result in the depletion of mineral deposits, potentially making the future mining of such deposits uneconomic. The presence of illegal miners could lead to project delays and disputes regarding the development or operation of commercial gold deposits. Illegal mining and theft could also result in lost gold production and reserves, mine and development stoppages, and have a material adverse effect on financial condition or results of operations or project development.

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

We recognize the expected future tax benefit from deferred tax assets when the tax benefit is considered to be more likely than not of being realized, otherwise, a valuation allowance is applied against deferred tax assets. Assessing the recoverability of deferred tax assets requires management to make significant estimates related to expectations of future taxable income. Estimates of future taxable income are based on forecasted cash flows from operations and the application of existing tax laws in each jurisdiction. To the extent that future cash flows and taxable income differ significantly from estimates, our ability to realize the deferred tax assets could be impacted. In the future, our estimates could change requiring a valuation allowance or impairment of our deferred tax assets. Additionally, future changes in tax laws could limit our ability to obtain the future tax benefits represented by our deferred tax assets. At June 30, 2015, the Company’s current and long-term deferred tax assets were $212 and $1,777, respectively.

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

There can be no assurance that any rating currently assigned by Standard & Poor’s Rating Services or Moody’s Investors Service to Newmont will remain unchanged for any given period of time or that a rating will not be lowered if, in that rating agency’s judgment, future circumstances relating to the basis of the rating so warrant. If we are unable to maintain our outstanding debt and financial ratios at levels acceptable to the credit rating agencies, or should our business prospects or financial results deteriorate, our ratings could be downgraded by the rating agencies. In November 2013, Standard & Poor’s lowered our credit rating from BBB+ to BBB, and, in June 2014, revised its outlook to negative from stable. In January 2014, Moody’s Investors Service issued a notice that Newmont’s debt had been placed on “Review for possible downgrade.” Subsequently in May 2014, Moody’s Investors Service issued a notice that Newmont’s debt has been downgraded to Baa2 with negative outlook. In June 2015, Standard & Poor’s reaffirmed our credit rating at “BBB” rating and revised its outlook from negative to stable. However, we cannot make assurances regarding the outcome of the rating agencies future reviews. A downgrade by the rating agencies could adversely affect the value of our outstanding securities, our existing debt and our ability to obtain new financing on favorable terms, if at all, and increase our borrowing costs, which in turn could impair our results of operations and financial position.

Future funding requirements may affect our business.

Potential future investments, including projects in the Company’s project pipeline, acquisitions and other investments, will require significant funds for capital expenditures. Depending on current gold and copper prices, our operating cash flow may not be sufficient to meet all of these expenditures, depending on the timing of development of these and other projects. As a result, new sources of capital may be needed to meet the funding requirements of these investments, fund our ongoing business activities and pay dividends. Our ability to raise and service significant new sources of capital will be a function of macroeconomic conditions, future gold and copper prices as well as our operational performance, current cash flow and debt position, among other factors. In light of the limited global availability of credit, and given our existing debt position, we may determine that it may be necessary or preferable to issue additional equity or other securities, defer projects or sell assets. Additional financing may not be available when needed or, if available, the terms of such financing may not be favorable to us and, if raised by offering equity securities, any additional financing may involve substantial dilution to existing shareholders. In the event of lower gold and copper prices, unanticipated operating or financial challenges, or new funding limitations, our ability to pursue new business opportunities, invest in existing and new projects, fund our ongoing business activities, retire or service all outstanding debt and pay dividends could be significantly constrained.

The price of our common stock may be volatile, which may make it difficult for you to resell the common stock when you want or at prices you find attractive.

The market price and volume of our common stock may be subject to significant fluctuations due not only to general stock market conditions but also to a change in sentiment in the market regarding our operations, business prospects, liquidity or this offering. Among the factors that could affect the price of our common stock are:

•	changes in gold, and to a lesser extent, copper prices;
•	operating and financial performance that vary from the expectations of management, securities analysts and investors;
•	developments in our business or in the mining sector generally;
•	regulatory changes affecting our industry generally or our business and operations;
•	the operating and stock price performance of companies that investors consider to be comparable to us;
•	announcements of strategic developments, acquisitions and other material events by us or our competitors;
•	our ability to integrate and operate the companies and the businesses that we acquire; and
•	changes in global financial markets and global economies and general market conditions, such as interest or foreign exchange rates, stock, commodity, credit or asset valuations or volatility.

The stock markets in general have experienced extreme volatility that has at times been unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the trading price of our common stock.

Holders of our common stock may not receive dividends.

Holders of our common stock are entitled to receive only such dividends as our Board of Directors may declare out of funds legally available for such payments. We are incorporated in Delaware and governed by the Delaware General Corporation Law. Delaware law allows a corporation to pay dividends only out of surplus, as determined under Delaware law or, if there is no surplus, out of net profits for the fiscal year in which the dividend was declared and for the preceding fiscal year. Under Delaware law, however, we cannot pay dividends out of net profits if, after we pay the dividend, our capital would be less than the capital represented by the outstanding stock of all classes having a preference upon the distribution of assets. Our ability to pay dividends will be subject to our future earnings, capital requirements and financial condition, as well as our compliance with covenants and financial ratios related to existing or future indebtedness. Although we have historically declared cash dividends on our common stock and utilized a gold price-linked dividend policy, we are not required to declare cash dividends on our common stock and our Board of Directors may modify the dividend policy or reduce, defer or eliminate our common stock dividend in the future.

ITEM  2.ISSUER PURCHASES OF EQUITY SECURITIES.

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that may yet be Purchased under the Plans or Programs
April 1, 2015 through April 30, 2015	—	—	—	N/A
May 1, 2015 through May 31, 2015	—	—	—	N/A
June 1, 2015 through June 30, 2015	—	—	—	N/A

ITEM 3.DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.MINE SAFETY DISCLOSURES.

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

ITEM 5.OTHER INFORMATION.

None.

ITEM 6.EXHIBITS.

(a)The exhibits to this report are listed in the Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEWMONT MINING CORPORATION
(Registrant)

Date: July 22, 2015	/s/ LAURIE BRLAS
Laurie Brlas
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: July 22, 2015	/s/ GLENN CULPEPPER
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

32.1	-	Statement Required by 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed by the Principal Executive Officer, filed herewith. (1)

32.2	-	Statement Required by 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed by the Principal Financial Officer, filed herewith. (1)

95	-	Information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act, filed herewith.

101	-	101.INS	XBRL Instance
		101.SCH	XBRL Taxonomy Extension Schema
		101.CAL	XBRL Taxonomy Extension Calculation
		101.DEF	XBRL Taxonomy Extension Definition
		101.LAB	XBRL Taxonomy Extension Labels
		101.PRE	XBRL Taxonomy Extension Presentation

(1)	This document is being furnished in accordance with SEC Release Nos. 33-8212 and 34-47551.