Form 10-Q
period 2015-09-30
NEWMONT MINING CORP /DE/
filed 2015-10-29
CIK 1164727

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2015

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

There were 529,117,504 shares of common stock outstanding on October 22, 2015.

PART I—FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS.

NEWMONT MINING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(unaudited, in millions except per share)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Sales	$2,033	$1,746	$5,913	$5,275

Costs and expenses
Costs applicable to sales (1)	1,133	1,185	3,171	3,328
Depreciation and amortization	331	318	896	922
Reclamation and remediation (Note 4)	25	20	74	61
Exploration	34	44	115	119
Advanced projects, research and development	32	36	93	120
General and administrative	43	45	138	138
Other expense, net (Note 5)	57	63	148	179
	1,655	1,711	4,635	4,867
Other income (expense)
Other income, net (Note 6)	140	79	128	128
Interest expense, net	(81)	(89)	(248)	(276)
	59	(10)	(120)	(148)
Income (loss) before income and mining tax and other items	437	25	1,158	260
Income and mining tax benefit (expense) (Note 7)	(151)	47	(496)	22
Equity income (loss) of affiliates	(18)	—	(34)	2
Income (loss) from continuing operations	268	72	628	284
Income (loss) from discontinued operations (Note 8)	17	3	34	(16)
Net income (loss)	285	75	662	268
Net loss (income) attributable to noncontrolling interests (Note 9)	(66)	138	(188)	225
Net income (loss) attributable to Newmont stockholders	$219	$213	$474	$493

Net income (loss) attributable to Newmont stockholders:
Continuing operations	$202	$210	$440	$509
Discontinued operations	17	3	34	(16)
	$219	$213	$474	$493
Income (loss) per common share (Note 10)
Basic:
Continuing operations	$0.38	$0.42	$0.86	$1.02
Discontinued operations	0.04	0.01	0.07	(0.03)
	$0.42	$0.43	$0.93	$0.99
Diluted:
Continuing operations	$0.38	$0.42	$0.86	$1.02
Discontinued operations	0.04	0.01	0.07	(0.03)
	$0.42	$0.43	$0.93	$0.99

Cash dividends declared per common share	$0.025	$0.025	$0.075	$0.200

(1)	Excludes Depreciation and amortization and Reclamation and remediation.

The accompanying notes are an integral part of the condensed consolidated financial statements.

NEWMONT MINING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited, in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net income (loss)	$285	$75	$662	$268
Other comprehensive income (loss):
Unrealized gain (loss) on marketable securities, net of $(1), $nil, $(1) and $(1) tax benefit (expense), respectively	63	(24)	56	(110)
Foreign currency translation adjustments	(3)	(11)	(8)	(9)
Change in pension and other post-retirement benefits, net of $(1), $(1), $(23) and $(3), tax benefit (expense), respectively	1	4	45	7
Change in fair value of cash flow hedge instruments, net of $3, $(33), $nil and $(20), tax benefit (expense), respectively
Net change from periodic revaluations	(26)	(38)	(43)	(4)
Net amount reclassified to income	16	1	39	(12)
Net unrecognized gain (loss) on hedges	(10)	(37)	(4)	(16)
Other comprehensive income (loss)	51	(68)	89	(128)
Comprehensive income (loss)	$336	$7	$751	$140

Comprehensive income (loss) attributable to:
Newmont stockholders	$270	$145	$563	$365
Noncontrolling interests	66	(138)	188	(225)
	$336	$7	$751	$140

The accompanying notes are an integral part of the condensed consolidated financial statements.

NEWMONT MINING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in millions)

	Nine Months Ended September 30,
	2015	2014
Operating activities:
Net income	$662	$268
Adjustments:
Depreciation and amortization	896	922
Stock based compensation and other non-cash benefits	58	42
Reclamation and remediation	70	61
Loss (income) from discontinued operations	(34)	16
Impairment of investments	102	4
Deferred income taxes	212	(183)
Gain on asset and investment sales, net	(109)	(92)
Gain on deconsolidation of TMAC	(76)	—
Other operating adjustments and write-downs	254	525
Net change in operating assets and liabilities (Note 24)	(153)	(674)
Net cash provided by continuing operations	1,882	889
Net cash used in discontinued operations	(9)	(10)
Net cash provided by operations	1,873	879
Investing activities:
Additions to property, plant and mine development	(941)	(766)
Acquisitions, net (Note 13)	(819)	(28)
Sales of investments	29	25
Proceeds from sale of other assets	126	191
Other	(47)	(14)
Net cash used in investing activities	(1,652)	(592)
Financing activities:
Proceeds from debt, net	—	596
Repayment of debt	(332)	(581)
Proceeds from stock issuance, net	675	—
Sale of noncontrolling interests	37	71
Funding from noncontrolling interests	89	—
Acquisition of noncontrolling interests	(8)	(6)
Dividends paid to noncontrolling interests	(3)	(4)
Dividends paid to common stockholders	(38)	(102)
Restricted cash and other	(59)	(27)
Net cash provided by (used in) financing activities	361	(53)
Effect of exchange rate changes on cash	(21)	(11)
Net change in cash and cash equivalents	561	223
Cash and cash equivalents at beginning of period	2,403	1,555
Cash and cash equivalents at end of period	$2,964	$1,778

The accompanying notes are an integral part of the condensed consolidated financial statements.

NEWMONT MINING CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited, in millions)

	At September 30,	At December 31,
	2015	2014
ASSETS
Cash and cash equivalents	$2,964	$2,403
Trade receivables	175	186
Other accounts receivables	174	290
Investments (Note 16)	25	73
Inventories (Note 17)	766	700
Stockpiles and ore on leach pads (Note 18)	782	666
Deferred income tax assets	193	240
Other current assets (Note 19)	116	881
Current assets	5,195	5,439
Property, plant and mine development, net	14,335	13,650
Investments (Note 16)	378	334
Stockpiles and ore on leach pads (Note 18)	3,014	2,820
Deferred income tax assets	1,704	1,790
Other long-term assets (Note 19)	928	883
Total assets	$25,554	$24,916

LIABILITIES
Debt (Note 20)	$266	$166
Accounts payable	435	406
Employee-related benefits	254	307
Income and mining taxes	119	74
Other current liabilities (Note 21)	617	1,245
Current liabilities	1,691	2,198
Debt (Note 20)	6,085	6,480
Reclamation and remediation liabilities (Note 4)	1,712	1,606
Deferred income tax liabilities	763	656
Employee-related benefits	419	492
Other long-term liabilities (Note 21)	315	395
Total liabilities	10,985	11,827
Commitments and contingencies (Note 26)

EQUITY
Common stock	846	798
Additional paid-in capital	9,409	8,712
Accumulated other comprehensive income (loss)	(389)	(478)
Retained earnings	1,678	1,242
Newmont stockholders' equity	11,544	10,274
Noncontrolling interests	3,025	2,815
Total equity	14,569	13,089
Total liabilities and equity	$25,554	$24,916

The accompanying notes are an integral part of the condensed consolidated financial statements.

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

NOTE 1     BASIS OF PRESENTATION

The interim Condensed Consolidated Financial Statements (“interim statements”) of Newmont Mining Corporation and its subsidiaries (collectively, “Newmont” or the “Company”) are unaudited. In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these interim statements have been included. The results reported in these interim statements are not necessarily indicative of the results that may be reported for the entire year. These interim statements should be read in conjunction with Newmont’s Consolidated Financial Statements for the year ended December 31, 2014 filed on February 20, 2015 on Form 10-K. The year-end balance sheet data was derived from the audited financial statements and, in accordance with the instructions to Form 10-Q, certain information and footnote disclosures required by United States generally accepted accounting principles (“GAAP”) have been condensed or omitted. References to “A$” refer to Australian currency, “NZ$” to New Zealand currency, and “C$” to Canadian currency.

During the second quarter of 2015, the Company received $675 in net proceeds from a common stock issuance. Newmont used the proceeds, supplemented with cash from the Company’s balance sheet, to fund the acquisition of the Cripple Creek & Victor gold mining business (“CC&V”) in Colorado from AngloGold Ashanti Limited, which was completed on August 3, 2015, for a purchase consideration of $821, plus a 2.5% net smelter return royalty from potential future underground ore which has no fair value at September 30, 2015. Refer to Note 13 for further information.

On March 12, 2013, Newmont completed the sale of the Hope Bay Project to TMAC Resources Inc. (“TMAC”). On July 7, 2015, TMAC completed an initial public offering (“IPO”), issuing 22,500,000 common shares at a price of C$6.00 per common share for aggregate gross proceeds of C$135. Additionally, TMAC entered into a term loan facility for $120. At September 30, 2015, Newmont held a 29.38% ownership interest in TMAC. Prior to the financing events, Newmont identified TMAC as a Variable Interest Entity (“VIE”) under Accounting Standards Codification (“ASC”) guidance for consolidation, determined it was the primary beneficiary, and consolidated TMAC in its Consolidated Financial Statements. Upon further evaluation subsequent to the financing events, Newmont determined that TMAC is no longer considered a VIE, and no longer will be consolidated into Newmont’s financial results. Newmont deconsolidated the assets, liabilities, and non-controlling interest related to TMAC and recognized a gain of $76, recorded within Other income, net. The fair value of the retained investment was valued utilizing the market approach applying the IPO share price. Newmont’s retained investment in TMAC, which was $104 at September 30, 2015, will be accounted for as an equity method investment reflected in Note 16.

On July 24, 2015, Newmont completed the sale of its 60.64% ownership interest in European Gold Refinery Holdings (“EGR”) for total cash proceeds of $119. The gain of $53 was recorded in Other income, net.

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

In September 2014, PT Newmont Nusa Tenggara (“PTNNT”) and the Government of Indonesia signed a Memorandum of Understanding (“MoU”) that resulted in PTNNT receiving a six-month permit to export copper concentrate from the Batu Hijau mine (“Batu Hijau”) that expired in mid-March 2015. On March 30, 2015, PTNNT received a six-month permit extension to export copper concentrate that expired in late September 2015. A permit renewal application was submitted in August 2015 and renewal remains pending. Supplemental information regarding domestic smelting development progress via MoU with PT Freeport Indonesia was finalized and submitted in September 2015. All required information has been submitted to the Government of Indonesia. Effective with the signing of the MoU, PTNNT agreed to pay certain export duties and royalties. The MoU also outlines terms for the six main elements of the Contract of Work renegotiation, which will be incorporated into an amendment of the Contract of Work. The six areas are: concession area size; royalties, taxes and export duties; domestic processing and refining; ownership divestment; utilization of local manpower, domestic goods and services; and duration of the Contract of Work. Negotiations between PTNNT and the Government of Indonesia to amend the Contract of Work remain on-going. No assurances can be made at this time with respect to the outcome of such negotiations and the renewal of the export permit. The failure to receive a timely renewal may negatively impact future operations and financial results at Batu Hijau. As a result of the on-going Contract of Work renegotiations at Batu Hijau, the need for asset impairments, inventory write-downs, tax valuation allowances and other applicable accounting charges will continue to be evaluated. At this time, the Company expects operations to continue into the future. The total assets at Batu Hijau as of September 30, 2015 and December 31, 2014 were $3,462 and $3,107, respectively.

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the accounting for and recognition and disclosure of assets, liabilities, equity, revenues and expenses. The Company must make these estimates and assumptions because certain information used is dependent on future events, cannot be calculated with a high degree of precision from data available or simply cannot be readily calculated based on generally accepted methodologies. Actual results could differ from these estimates.

Recently Adopted Accounting Pronouncements

Business combinations

In September 2015, the Financial Accounting Services Board issued Accounting Standards Update (“ASU”) guidance related to accounting for measurement-period adjustments in a business combination. This update simplifies the measurement-period adjustments by requiring that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined, and not retrospectively. This update also requires the separate presentation on the face of the statement of income, or disclosure in the notes to the financial statements, the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. The Company early adopted this guidance prospectively as of September 30, 2015. As applicable, adoption of the new guidance will impact the consolidated financial position, results of operations and cash flows.

Stock-based compensation

In June 2014, ASU guidance was issued to resolve the diversity of practice relating to the accounting for stock-based performance awards for which the performance target could be achieved after the employee completes the required service period. Adoption of the new guidance, effective for the fiscal year beginning January 1, 2015, had no impact on the consolidated financial position, results of operations or cash flows.

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

Recently Issued Accounting Pronouncements

Inventory

In July 2015, ASU guidance was issued related to inventory simplifying the subsequent measurement of inventories by replacing the lower of cost or market test with a lower of cost and net realizable value test. The update is effective in fiscal years, including interim periods, beginning after December 15, 2016, and early adoption is permitted. The Company is currently evaluating this guidance and the impact it will have on the consolidated financial position, results of operations or cash flows.

Employee benefit plan accounting

In July 2015, ASU guidance was issued related to defined benefit pension plans, defined contribution pension plans, and health and welfare benefit plans. This update designates contract value as the only required measure for fully benefit-responsive investment contracts, simplifies and makes more effective the investment disclosure requirements for employee benefit plans, and provides a simplified method for determining the measurement date for employee benefit plans. The update is effective in fiscal years, including interim periods, beginning after December 15, 2015, and early adoption is permitted. The Company is currently evaluating this guidance and the impact it will have on the consolidated financial position, results of operations or cash flows.

Debt issuance costs

In April 2015, and further amended in August 2015, ASU guidance was issued related to debt issuance costs. This update simplifies the presentation of debt issuance costs by requiring debt issuance costs to be presented as a deduction from the corresponding debt liability. The update is effective in fiscal years, including interim periods, beginning after December 15, 2015, and early adoption is permitted. The Company is currently evaluating this guidance and the impact it will have on the consolidated financial position, results of operations or cash flows.

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

Revenue recognition

In May 2014, ASU guidance was issued related to revenue from contracts with customers. The new standard provides a five-step approach to be applied to all contracts with customers and also requires expanded disclosures about revenue recognition. In August 2015, the effective date was deferred to reporting periods, including interim periods, beginning after December 15, 2017, and will be applied retrospectively. Early adoption is not permitted. The Company is currently evaluating this guidance and the impact it will have on the consolidated financial position, results of operations or cash flows.

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

On June 5, 2015, the Company entered into an agreement with OceanaGold Corporation to sell its Waihi mine in New Zealand for approximately $101. The Waihi sale has been approved by New Zealand regulators and is expected to close in the fourth quarter of 2015. As of September 30, 2015, total assets and total liabilities were $138 and $52, respectively.

				Advanced
		Costs	Depreciation	Projects, Research	Pre‑Tax
		Applicable	and	and Development	Income
	Sales	to Sales	Amortization	and Exploration	(Loss)
Three Months Ended September 30, 2015
Carlin	$261	$208	$54	$5	$(9)
Phoenix:
Gold	63	48	13
Copper	30	27	6
Total Phoenix	93	75	19	1	(4)
Twin Creeks	134	66	13	2	52
CC&V (1)	38	10	6	1	20
Other North America	—	—	1	7	2
North America	526	359	93	16	61

Yanacocha	288	158	88	9	13
Other South America	—	—	3	10	(13)
South America	288	158	91	19	—

Boddington:
Gold	224	131	27
Copper	36	33	6
Total Boddington	260	164	33	—	68
Tanami	141	54	22	2	66
Waihi	32	12	4	1	14
Kalgoorlie	95	68	5	1	24
Batu Hijau:
Gold	214	83	15
Copper	259	133	24
Total Batu Hijau	473	216	39	1	199
Other Asia Pacific	—	—	4	1	(10)
Asia Pacific	1,001	514	107	6	361

Ahafo	89	50	11	5	22
Akyem	129	52	24	2	51
Other Africa	—	—	—	—	(7)
Africa	218	102	35	7	66

Corporate and Other	—	—	5	18	(51)
Consolidated	$2,033	$1,133	$331	$66	$437

(1)	The Company acquired the CC&V gold mining business on August 3, 2015.

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

				Advanced
		Costs	Depreciation	Projects, Research	Pre‑Tax
		Applicable	and	and Development	Income
	Sales	to Sales	Amortization	and Exploration	(Loss)
Three Months Ended September 30, 2014
Carlin	$304	$206	$40	$5	$49
Phoenix:
Gold	78	47	9
Copper	34	25	4
Total Phoenix	112	72	13	3	20
Twin Creeks	116	43	7	—	65
La Herradura (1)	58	44	10	5	(1)
Other North America	—	—	—	8	5
North America	590	365	70	21	138

Yanacocha	314	125	74	8	93
Other South America	—	—	—	9	(9)
South America	314	125	74	17	84

Boddington:
Gold	201	150	26
Copper	44	40	6
Total Boddington	245	190	32	—	29
Tanami	100	67	17	3	16
Jundee (2)	2	—	—	—	25
Waihi	47	20	7	3	19
Kalgoorlie	102	71	4	1	30
Batu Hijau:
Gold	9	26	8
Copper	61	227	64
Total Batu Hijau	70	253	72	—	(272)
Other Asia Pacific	—	—	4	1	(18)
Asia Pacific	566	601	136	8	(171)

Ahafo	138	56	13	4	66
Akyem	138	38	20	—	78
Other Africa	—	—	—	1	(3)
Africa	276	94	33	5	141

Corporate and Other	—	—	5	29	(167)
Consolidated	$1,746	$1,185	$318	$80	$25

(1)	On October 6, 2014, the Company sold its 44% interest in La Herradura.
(2)	The Jundee mine was sold July 1, 2014.

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

				Advanced
		Costs	Depreciation	Projects, Research	Pre‑Tax
		Applicable	and	and Development	Income	Capital
	Sales	to Sales	Amortization	and Exploration	(Loss)	Expenditures(1)
Nine Months Ended September 30, 2015
Carlin	$780	$572	$145	$12	$41	$189
Phoenix:
Gold	174	121	31
Copper	88	69	15
Total Phoenix	262	190	46	3	13	20
Twin Creeks	433	190	38	7	194	39
CC&V (2)	38	10	6	1	20	27
Other North America	—	—	1	19	(5)	59
North America	1,513	962	236	42	263	334

Yanacocha	831	400	225	22	127	62
Other South America	—	—	8	32	(42)	—
South America	831	400	233	54	85	62

Boddington:
Gold	665	410	81
Copper	124	101	18
Total Boddington	789	511	99	1	177	42
Tanami	399	170	63	5	164	68
Waihi	121	48	12	3	53	11
Kalgoorlie	269	206	16	2	48	14
Batu Hijau:
Gold	506	205	38
Copper	774	375	66
Total Batu Hijau	1,280	580	104	6	536	64
Other Asia Pacific	—	—	12	3	(31)	3
Asia Pacific	2,858	1,515	306	20	947	202

Ahafo	297	148	39	16	88	66
Akyem	414	146	70	6	185	31
Other Africa	—	—	—	2	(10)	—
Africa	711	294	109	24	263	97

Corporate and Other	—	—	12	68	(400)	287
Consolidated	$5,913	$3,171	$896	$208	$1,158	$982

(1)	Includes an increase in accrued capital expenditures of $41; consolidated capital expenditures on a cash basis were $941.
(2)	The Company acquired the CC&V gold mining business on August 3, 2015.

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

				Advanced
		Costs	Depreciation	Projects, Research	Pre‑Tax
		Applicable	and	and Development	Income	Capital
	Sales	to Sales	Amortization	and Exploration	(Loss)	Expenditures(1)
Nine Months Ended September 30, 2014
Carlin	$865	$607	$118	$16	$113	$170
Phoenix:
Gold	220	116	23
Copper	105	81	12
Total Phoenix	325	197	35	4	79	22
Twin Creeks	373	147	27	4	238	86
La Herradura (2)	148	86	28	11	22	20
Other North America	—	—	—	20	(11)	11
North America	1,711	1,037	208	55	441	309

Yanacocha	819	530	259	24	(47)	58
Other South America	—	—	—	26	(41)	30
South America	819	530	259	50	(88)	88

Boddington:
Gold	611	425	75
Copper	121	112	18
Total Boddington	732	537	93	—	93	63
Tanami	324	185	52	8	77	58
Jundee (3)	181	85	34	1	83	15
Waihi	132	58	19	4	50	10
Kalgoorlie	316	213	14	4	85	16
Batu Hijau:
Gold	27	43	13
Copper	162	338	94
Total Batu Hijau	189	381	107	2	(356)	44
Other Asia Pacific	—	—	13	3	(44)	4
Asia Pacific	1,874	1,459	332	22	(12)	210

Ahafo	435	182	46	18	181	72
Akyem	436	120	62	—	240	14
Other Africa	—	—	—	6	(11)	—
Africa	871	302	108	24	410	86

Corporate and Other	—	—	15	88	(491)	44
Consolidated	$5,275	$3,328	$922	$239	$260	$737

(1)	Includes a decrease in accrued capital expenditures of $29; consolidated capital expenditures on a cash basis were $766.
(2)	On October 6, 2014, the Company sold its 44% interest in La Herradura.
(3)	The Jundee mine was sold July 1, 2014.

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

NOTE 4     RECLAMATION AND REMEDIATION

The Company’s Reclamation and remediation expense consisted of:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Reclamation and remediation	$1	$—	$6	$—
Accretion - operating	21	18	57	54
Accretion - non-operating	3	2	11	7
	$25	$20	$74	$61

The following is a reconciliation of Reclamation and remediation liabilities:

	Nine Months Ended
	September 30,
	2015	2014
Balance at beginning of period	$1,689	$1,611
Additions, changes in estimates and other	70	(2)
Liabilities settled	(53)	(91)
Accretion expense	68	61
Balance at end of period	$1,774	$1,579

As a result of the CC&V acquisition, the Company added $63 in reclamation and remediation obligations which is reflected in the reconciliation above in Additions, changes in estimates and other. Refer to Note 13 for further information.

At September 30, 2015 and December 31, 2014, $1,611 and $1,497, respectively, were accrued for reclamation obligations relating to operating properties. In addition, the Company is involved in several matters concerning environmental obligations associated with former, primarily historic, mining activities (non-operating). Generally, these matters concern developing and implementing remediation plans at the various sites involved. At September 30, 2015 and December 31, 2014, $163 and $192, respectively, were accrued for such obligations. These amounts are also included in Reclamation and remediation liabilities.

The current portion of Reclamation and remediation liabilities of $62 and $83 at September 30, 2015 and December 31, 2014, respectively, are included in Other current liabilities.

NOTE 5     OTHER EXPENSE, NET

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Regional administration	$16	$14	$47	$45
Community development	11	8	27	34
Restructuring and other	12	19	26	32
Acquisition costs	7	—	15	—
Write-downs	3	5	6	18
Western Australia power plant	2	5	5	12
Other	6	12	22	38
	$57	$63	$148	$179

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

NOTE 6     OTHER INCOME, NET

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Gain (loss) on asset and investment sales, net	$66	$41	$109	$92
Gain on deconsolidation of TMAC	76	—	76	—
Foreign currency exchange, net	23	20	26	(5)
Refinery income, net	1	13	9	22
Impairment of investments	(29)	(3)	(102)	(4)
Other	3	8	10	23
	$140	$79	$128	$128

During the three months ended September 30, 2015, Newmont determined that TMAC should no longer be considered a VIE. As a result, Newmont deconsolidated the assets, liabilities and non-controlling interest related to TMAC for a gain of $76.

During the three months ended September 30, 2015, the Company recorded a gain of $53 related to the sale of its 60.64% ownership interest in EGR.

NOTE 7     INCOME AND MINING TAXES

The Company’s income and mining tax expense (benefit) differed from the amounts computed by applying the United States statutory corporate income tax rate for the following reasons:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2015		2014		2015		2014
Income before income and mining tax and other items		$437		$25		$1,158		$260

Tax at statutory rate	35%	$153	35%	$9	35%	$405	35%	$91
Reconciling items:
Percentage depletion	(4)%	(18)	(152)%	(38)	(4)%	(52)	(25)%	(66)
Change in valuation allowance on deferred tax assets	(5)%	(25)	(124)%	(31)	5%	57	(36)%	(93)
Mining and other taxes	6%	27	24%	6	4%	51	5%	14
Tax impact on divestitures	2%	7	32%	8	1%	7	8%	21
Effect of foreign earnings, net of credits	1%	6	—%	—	2%	26	3%	8
Other	—%	1	(3)%	(1)	—%	2	1%	3
Income and mining tax expense (benefit)	35%	$151	(188)%	$(47)	43%	$496	(9)%	$(22)

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

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

The Company operates in numerous countries around the world and accordingly it is subject to, and pays taxes under the various tax regimes in the countries in which it operates. Some of these tax regimes are defined by contractual agreements with the local government, and others are defined by the general corporate income tax laws of the country. The Company has historically filed, and continues to file, all required income tax returns and pay the income taxes determined to be due. The tax rules and regulations in many countries are highly complex and subject to interpretation. From time to time the Company is subject to a review of its historic income tax filings and in connection with such reviews, disputes can arise with the taxing authorities over the interpretation or application of certain rules to the Company’s business conducted within the country involved.

At September 30, 2015, the Company’s total unrecognized tax benefit was $98 for uncertain income tax positions taken or expected to be taken on income tax returns. Of this, $35 represents the amount of unrecognized tax benefits that, if recognized, would affect the Company’s effective income tax rate.

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

NOTE 8     DISCONTINUED OPERATIONS

Discontinued operations includes a retained royalty obligation (“Holt”) to Holloway Mining Company. Holloway Mining Company, which owned the Holt-McDermott property, was sold to St. Andrew Goldfields Ltd. (“St. Andrew”) in 2006. The Company records adjustments based on short and long-term gold prices, discount rate assumptions and reserve and resource estimates published by St. Andrew.

During the third quarter and first nine months of 2015, the Company recorded a benefit of $17 and a benefit of $34, net of tax expense of $7 and expense of $15, respectively. During the third quarter and first nine months of 2014, the Company recorded a benefit of $3 and a charge of $16, net of tax expense of $2 and benefit of $7, respectively.

Net operating cash used in discontinued operations of $9 and $10 in the first nine months of 2015 and 2014 respectively, relates to payments on the Holt property royalty.

NOTE 9     NET INCOME (LOSS) ATTRIBUTABLE TO NONCONTROLLING INTERESTS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Minera Yanacocha	$—	$(6)	$23	$(55)
Batu Hijau	66	(125)	177	(158)
TMAC	—	(11)	(13)	(18)
Other	—	4	1	6
	$66	$(138)	$188	$(225)

Newmont has a 51.35% ownership interest in Minera Yanacocha S.R.L. (“Yanacocha”), with the remaining interests held by Compañia de Minas Buenaventura, S.A.A. (43.65%) and the International Finance Corporation (5%). Newmont consolidates Yanacocha due to a majority voting interest.

Newmont has a 48.5% effective economic interest in PT Newmont Nusa Tenggara (“PTNNT”) with remaining interests held by an affiliate of Sumitomo Corporation of Japan and various Indonesian entities. PTNNT operates the

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

Batu Hijau copper and gold mine in Indonesia. Newmont consolidates Batu Hijau in its condensed consolidated financial statements as the primary beneficiary in the variable interest entity.

Newmont’s economic ownership interest in TMAC was reduced from 36.96% to 29.38%, due to TMAC’s financing events during the third quarter of 2015. The remaining interests are held by TMAC management and various outside investors. Upon deconsolidation, Newmont recognized a gain of $76 in Other income, net. Newmont’s retained investment in TMAC will be accounted for on the balance sheet as an equity method investment reflected in Note 16.

The following summarizes the assets and liabilities, inclusive of deferred tax assets and deferred tax liabilities, of our consolidated VIEs (including noncontrolling interests).

	At September 30, 2015		At December 31, 2014
	Total Assets	Total Liabilities	Total Assets	Total Liabilities
TMAC	$—	$—	$38	$17
Batu Hijau	$3,505	$1,166	$3,150	$1,155

NOTE 10    INCOME (LOSS) PER COMMON SHARE

Basic income per common share is computed by dividing income available to Newmont common stockholders by the weighted average number of common shares outstanding during the period. Diluted income per common share is computed similarly except that weighted average common shares is increased to reflect all dilutive instruments, including employee stock awards and convertible debt instruments. The dilutive effects of Newmont’s dilutive securities are calculated using the treasury stock method and only those instruments that result in a reduction in income per share are included in the calculation.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Net income (loss) attributable to Newmont stockholders
Continuing operations	$202	$210	$440	$509
Discontinued operations	17	3	34	(16)
	$219	$213	$474	$493

Weighted average common shares (millions):
Basic	529	499	511	499
Effect of employee stock-based awards	1	1	1	—
Diluted	530	500	512	499

Income (loss) per common share
Basic:
Continuing operations	$0.38	$0.42	$0.86	$1.02
Discontinued operations	0.04	0.01	0.07	(0.03)
	$0.42	$0.43	$0.93	$0.99
Diluted:
Continuing operations	$0.38	$0.42	$0.86	$1.02
Discontinued operations	0.04	0.01	0.07	(0.03)
	$0.42	$0.43	$0.93	$0.99

Options to purchase 2 million and 3 million shares of common stock at average exercise prices of $48 were outstanding at September 30, 2015 and 2014, but were not included in the computation of diluted weighted average common shares because their exercise prices exceeded the average price of the Company’s common stock for the respective periods presented.

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

NOTE 11    EMPLOYEE PENSION AND OTHER BENEFIT PLANS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Pension benefit costs, net
Service cost	$8	$6	$23	$19
Interest cost	10	10	32	30
Expected return on plan assets	(15)	(12)	(44)	(38)
Amortization, net	6	3	20	10
Settlements	3	3	3	6
	$12	$10	$34	$27

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Other benefit costs, net
Service cost	$—	$1	$2	$2
Interest cost	1	2	4	5
Amortization, net	(1)	—	(1)	—
	$—	$3	$5	$7

In April 2015, the Company approved an amendment to the terms of its Post-Retirement Medical and Life Insurance Plan, effective September 2015. The Company announced this change in June, and as a result, re-measured its other post-retirement benefit plan liability at June 30, 2015. The discount rate used for purposes of the re-measurement was 4.74%. The re-measurement resulted in a decrease of the post-retirement benefit plan liability of $52, ($34 net of tax).

NOTE 12    STOCK-BASED COMPENSATION

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Stock options	$—	$—	$—	$2
Restricted stock units	7	7	23	22
Performance leveraged stock units	9	3	30	8
Strategic performance units	2	5	5	10
	$18	$15	$58	$42

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

NOTE 13    BUSINESS ACQUISITION

On June 8, 2015, the Company announced an agreement with AngloGold Ashanti Limited to acquire 100% ownership in the CC&V gold mining business in Colorado. CC&V is a surface mine with heap leach operations that provides ore to a crusher and a leach facility. On August 3, 2015, the Company completed the acquisition of CC&V for $821, plus a 2.5% net smelter return royalty on future gold production from underground ore which has no fair value at September 30, 2015. A range of outcomes for this royalty cannot be estimated as reserves and mineralized material have not been declared in the specified royalty area. In connection with the acquisition, the Company incurred acquisition costs of $7 and $9, for the three months and nine months ended September 30, 2015, respectively, which were recorded in Other expense, net.

The acquisition is not material to the Company's results of operations, individually or in the aggregate; as a result, no pro forma financial information is provided.

The Company retained an independent third-party appraiser to assist in the valuation. In valuing acquired assets and assumed liabilities, fair values were based on, but not limited to quoted market prices, where available; expected future cash flows; current replacement cost for similar capacity for certain fixed assets; market rate assumptions for contractual obligations; and appropriate discount rates.

The fair value measurement of inventories, stockpiles and ore on leach pads, property, plant and mine development, and reclamation and remediation were based, in part, on significant inputs not observable in the market and thus represent a Level 3 measurement. The fair value measurement of debt was based on prices obtained from readily available pricing source and thus represents a Level 2 measurement.

The preliminary allocation of the purchase price is based on the best estimates of management and is subject to revision based on the final valuation. Adjustments may be made to the carrying value of the assets acquired and liabilities assumed as additional information is obtained about the facts and circumstances that existed at the valuation date. The Company expects these final valuations and assessments to be substantially completed in early 2016.

The following table summarizes the preliminary purchase price allocation for CC&V:

Assets:
Cash and cash equivalents	$2
Inventories	15
Stockpiles and ore on leach pads	58
Other current assets	1
Current assets	76
Property, plant and mine development, net	732
Stockpiles and ore on leach pads	131
Total assets	$939

Liabilities:
Debt	$3
Accounts payable	28
Employee-related benefits	2
Other current liabilities	12
Current liabilities	45
Debt	10
Reclamation and remediation liabilities	63
Total liabilities	$118

Net assets acquired	$821

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

	Fair Value at September 30, 2015
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$1,562	$1,562	$—	$—
Marketable equity securities:
Extractive industries	150	150	—	—
Other	16	16	—	—
Marketable debt securities:
Asset backed commercial paper	19	—	—	19
Auction rate securities	7	—	—	7
Trade receivable from provisional copper and gold concentrate sales, net	146	146	—	—
	$1,900	$1,874	$—	$26
Liabilities:
Debt (1)	$5,851	$—	$5,851	$—
Derivative instruments, net:
Foreign exchange forward contracts	86	—	86	—
Diesel forward contracts	29	—	29	—
Boddington contingent consideration	10	—	—	10
Holt property royalty	121	—	—	121
	$6,097	$—	$5,966	$131

(1)

Debt, exclusive of capital leases, is carried at amortized cost. The outstanding carrying value was $6,327 at September 30, 2015. The fair value measurement of debt was based on prices obtained from readily available pricing source.

The fair values of the derivative instruments in the table above are presented on a net basis. The gross amounts related to the fair value of the derivatives instruments above are included in Note 15. All other fair value disclosures in the above table are presented on a gross basis.

In addition to the financial instruments listed in the table above, we hold other financial instruments including receivables and accounts payable. The carrying amounts for receivables and accounts payable approximated their fair value.

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

The following table sets forth a summary of the quantitative and qualitative information related to the unobservable inputs used in the calculation of the Company’s Level 3 financial assets and liabilities at September 30, 2015:

	At September 30,			Range/Weighted
Description	2015	Valuation technique	Unobservable input	average
Auction Rate Securities	$7	Discounted cash flow	Recoverability rate	85%
Asset Backed Commercial Paper	19	Discounted cash flow	Recoverability rate	90%
Boddington Contingent Consideration	10	Monte Carlo	Discount rate	5%
			Long-term gold price	$1,300
			Long-term copper price	$3.00
Holt property royalty	121	Monte Carlo	Discount rate	5%
			Long-term gold price	$1,300
			Weighted average gold production scenarios (in 000's of ounces)	528 - 2,559

The following table sets forth a summary of changes in the fair value of the Company’s Level 3 financial assets and liabilities:

		Asset
	Auction	Backed		Boddington	Holt
	Rate	Commercial	Total	Contingent	Property	Total
	Securities	Paper	Assets	Consideration	Royalty	Liabilities
Fair value at December 31, 2014	$6	$24	$30	$10	$179	$189
Settlements	—	—	—	—	(9)	(9)
Revaluation	1	(5)	(4)	—	(49)	(49)
Fair value at September 30, 2015	$7	$19	$26	$10	$121	$131

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

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

Foreign Currency Contracts

The Company had the following foreign currency derivative contracts outstanding at September 30, 2015:

	Expected Maturity Date
	2015	2016	2017	2018	Total/Average
A$ Operating Fixed Forward Contracts:
A$ notional (millions)	56	158	105	6	325
Average rate ($/A$)	0.97	0.95	0.93	0.92	0.95
Expected hedge ratio	17%	12%	8%	4%
NZ$ Operating Fixed Forward Contracts:
NZ$ notional (millions)	10	11	—	—	21
Average rate ($/NZ$)	0.80	0.80	—	—	0.80
Expected hedge ratio	29%	15%	—	—

Diesel Fixed Forward Contracts

The Company had the following diesel derivative contracts in North America outstanding at September 30, 2015:

	Expected Maturity Date
	2015	2016	2017	Total/Average
Diesel Fixed Forward Contracts:
Diesel gallons (millions)	6	20	5	31
Average rate ($/gallon)	2.53	2.39	2.47	2.43
Expected hedge ratio	66%	53%	16%

Derivative Instrument Fair Values

The Company had the following derivative instruments designated as hedges at September 30, 2015 and December 31, 2014:

	Fair Values of Derivative Instruments
	At September 30, 2015
	Other	Other	Other	Other
	Current	Long-Term	Current	Long-Term
	Assets	Assets	Liabilities	Liabilities
Foreign currency exchange contracts:
A$ operating fixed forwards	$—	$—	$47	$36
NZ$ operating fixed forwards	—	—	3	—
Diesel fixed forwards	—	—	22	7
Total derivative instruments (Notes 19 and 21)	$—	$—	$72	$43

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

	Fair Values of Derivative Instruments
	At December 31, 2014
	Other	Other	Other	Other
	Current	Long-Term	Current	Long-Term
	Assets	Assets	Liabilities	Liabilities
Foreign currency exchange contracts:
A$ operating fixed forwards	$—	$—	$45	$40
NZ$ operating fixed forwards	—	—	2	1
Diesel fixed forwards	1	—	25	12
Total derivative instruments (Notes 19 and 21)	$1	$—	$72	$53

The following tables show the location and amount of gains (losses) reported in the Company’s Condensed Consolidated Financial Statements related to the Company’s cash flow hedges.

	Foreign Currency		Diesel Fixed		Interest
	Exchange Contracts		Forward Contracts		Rate Contracts
	2015	2014	2015	2014	2015	2014
For the three months ended September 30,
Cash flow hedging relationships:
Gain (loss) recognized in other comprehensive income	$(24)	$(44)	$(12)	$(9)	$—	$—
Gain (loss) reclassified from Accumulated other comprehensive income into income (effective portion) (1)	$(12)	$4	$(7)	$(1)	$(5)	$(5)
Gain (loss) reclassified from Accumulated other comprehensive income into income (ineffective portion) (2)	$—	$—	$1	$—	$—	$—
For the nine months ended September 30,
Cash flow hedging relationships:
Gain (loss) recognized in other comprehensive income (loss) (effective portion)	$(48)	$8	$(13)	$(8)	$—	$—
Gain (loss) reclassified from Accumulated other comprehensive income into income (loss) (effective portion) (1)	$(25)	$31	$(20)	$—	$(14)	$(14)
Gain (loss) reclassified from Accumulated other comprehensive income into income (ineffective portion) (2)	$—	$—	$2	$—	$—	$—

(1)	The gain (loss) recognized for the effective portion of cash flow hedges is included in Cost applicable to sales and Interest expense, net.
(2)	The ineffective portion recognized for cash flow hedges in included in Other income, net.

Based on fair values at September 30, 2015, the amount to be reclassified from Accumulated other comprehensive income (loss), net of tax to income for derivative instruments during the next 12 months is a loss of approximately $61.

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

At September 30, 2015, Newmont had gold and copper sales of 203,000 ounces and 138 million pounds priced at an average of $1,114 per ounce and $2.30 per pound, respectively, subject to final pricing over the next several months.

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

NOTE 16    INVESTMENTS

	At September 30, 2015
	Cost/Equity	Unrealized		Fair/Equity
	Basis	Gain	Loss	Basis
Current:
Marketable Equity Securities:
Gabriel Resources Ltd.	$9	$—	$—	$9
Other	16	3	(3)	16
	$25	$3	$(3)	$25
Long-term:
Marketable Debt Securities:
Asset backed commercial paper	$18	$1	$—	$19
Auction rate securities	8	—	(1)	7
	26	1	(1)	26
Marketable Equity Securities:
Regis Resources Ltd.	81	41	—	122
Other	17	2	—	19
	98	43	—	141

Other investments, at cost	14	—	—	14

Equity Method Investments:
Euronimba Ltd.	2	—	—	2
Minera La Zanja S.R.L.	77	—	—	77
Novo Resources Corp.	14	—	—	14
TMAC	104	—	—	104
	$335	$44	$(1)	$378

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

Equity Method Investments:
Euronimba Ltd.	2			2
Minera La Zanja S.R.L.	101	—	—	101
Novo Resources Corp.	15	—	—	15
	$332	$4	$(2)	$334

In February 2015, the Company’s $25 Certificate of Deposit matured.

In March 2014, the Company sold its investment in Paladin Energy Ltd. for $25, resulting in a pre-tax gain of $4 recorded in Other income, net.

During the three and nine months ended September 30, 2015, the Company recognized impairments for other-than-temporary declines in value of $28 and $101, respectively, for marketable securities in Other income, net. Impairments recognized during the three months ended September 30, 2015 were primarily related to holdings of Gabriel Resources Ltd. for $21 and Pilot Gold for $7. Impairments recognized during the nine months ended September 30, 2015 were primarily related to Regis Resources Ltd., Gabriel Resources Ltd. and Pilot Gold as a result of continued decline in stock prices.

The following tables present the gross unrealized losses and fair value of the Company’s investments with unrealized losses that are deemed to be temporarily impaired, aggregated by length of time that the individual securities have been in a continuous unrealized loss position:

	Less than 12 Months		12 Months or Greater		Total
At September 30, 2015	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Marketable equity securities	$7	$3	$—	$—	$7	$3
Auction rate securities	—	—	7	1	7	1
	$7	$3	$7	$1	$14	$4

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

	Less than 12 Months		12 Months or Greater		Total
At December 31, 2014	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Marketable equity securities	$33	$19	$—	$—	$33	$19
Auction rate securities	—	—	6	2	6	2
	$33	$19	$6	$2	$39	$21

While the fair value of the Company’s investments in marketable equity securities and auction rate securities are below their respective cost, the Company views these declines as temporary. The Company has the ability and intends to hold its securities until maturity or such time that the market recovers.

NOTE 17    INVENTORIES

	At September 30,	At December 31,
	2015	2014
In-process	$133	$127
Concentrate and copper cathode	154	110
Precious metals	10	12
Materials, supplies and other	469	451
	$766	$700

NOTE 18    STOCKPILES AND ORE ON LEACH PADS

	At September 30,	At December 31,
	2015	2014
Current:
Stockpiles	$520	$445
Ore on leach pads	262	221
	$782	$666
Long-term:
Stockpiles	$2,619	$2,599
Ore on leach pads	395	221
	$3,014	$2,820

	At September 30,	At December 31,
	2015	2014
Stockpiles and ore on leach pads:
Carlin	$408	$399
Phoenix	104	103
Twin Creeks	308	285
CC&V	220	—
Yanacocha	480	459
Boddington	391	390
Tanami	8	14
Waihi	1	2
Kalgoorlie	109	116
Batu Hijau	1,215	1,242
Ahafo	433	376
Akyem	116	100
Corporate and Other	3	—
	$3,796	$3,486

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

During the three and nine months ended September 30, 2015, the Company recorded write-downs of $62 and $159, respectively, classified as Costs applicable to sales and write-downs of $32 and $76 classified as Depreciation and amortization, respectively, to reduce the carrying value of stockpiles and ore on leach pads to net realizable value. Adjustments to net realizable value are a result of current and prior stripping costs and higher estimated future processing costs. Of the write-downs in the third quarter of 2015, $47 is related to Carlin, $10 to Twin Creeks, and $37 to Yanacocha. Of the write-downs in the first nine months of 2015, $121 is related to Carlin, $17 to Twin Creeks, $21 to Boddington and $76 to Yanacocha.

Corporate and Other includes stockpile amounts related to Merian.

NOTE 19    OTHER ASSETS

	At September 30,	At December 31,
	2015	2014
Other current assets:
Prepaid assets	$105	$147
Restricted cash	5	—
Refinery metal inventory and receivable	—	606
Other refinery metal receivables	—	124
Derivative instruments	—	1
Other	6	3
	$116	$881

Other long-term assets:
Income tax receivable	$226	$215
Restricted cash	179	127
Prepaid royalties	125	125
Goodwill	105	105
Intangible assets	102	109
Taxes other than income and mining	55	59
Debt issuance costs	50	58
Prepaid maintenance costs	34	30
Other	52	55
	$928	$883

On July 24, 2015, the Company completed the sale of its 60.64% ownership interest in EGR. Assets related to EGR were included in the table above in Refinery metal inventory and receivable and Other refinery metal receivables.

NOTE 20    DEBT

Scheduled minimum debt repayments are $50 for the remainder of 2015, $212 in 2016, $765 in 2017, $nil in 2018, $1,175 in 2019 and $4,200 thereafter. Scheduled minimum capital lease repayments are $1 in 2015, $6 in 2016 and 2017, $4 in 2018 and 2019, and $3 thereafter.

In the first quarter of 2015, the Company repaid $200 of the Term Loan Facility, leaving the principal balance at $275 due in 2019. In the second quarter of 2015, the Company paid the remaining outstanding balance of $25 on the Ahafo Project Finance Facility. In the first nine months of 2015, the Company made debt payments of $105 on the PTNNT Revolving Credit Facility, leaving the principal balance at $450. In the first nine months of 2015, the Company made capital lease payments of $2.

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

On March 3, 2015, the Company’s $3,000 Corporate Revolving Credit Facility was amended to extend $2,725 of the facility to March 3, 2020. On June 17, 2015, the Company’s Corporate Revolving Credit Facility was further amended to extend $175 of the facility, not previously extended, to March 3, 2020. The remaining $100 was extended to March 3, 2020 on August 11, 2015 resulting in the extension of the full $3,000. Fees and other debt issuance costs related to the extension of the facility were capitalized and will be amortized over the term of the facility. There are no borrowings outstanding under the facility at September 30, 2015.

NOTE 21    OTHER LIABILITIES

	At September 30,	At December 31,
	2015	2014
Other current liabilities:
Deferred income tax	$125	$132
Accrued operating costs	107	99
Accrued capital expenditures	96	59
Interest	82	71
Derivative instruments	72	72
Reclamation and remediation liabilities	62	83
Royalties	55	67
Holt property royalty	11	12
Taxes other than income and mining	3	21
Refinery metal payable and liabilities	—	606
Other	4	23
	$617	$1,245

Other long-term liabilities:
Holt property royalty	$110	$167
Income and mining taxes	77	79
Derivative instruments	43	53
Power supply agreements	30	35
Social development obligations	29	29
Boddington contingent consideration	10	10
Other	16	22
	$315	$395

On July 24, 2015, the Company completed the sale of its 60.64% ownership interest in EGR. Liabilities related to EGR were included above in Refinery metal payable and liabilities.

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

NOTE 22    CHANGES IN EQUITY

	Nine Months Ended September 30,
	2015	2014
Common stock:
At beginning of period	$798	$789
Redemptions of Exchangeable Shares	—	8
Stock based awards	2	1
Stock issuance	46	—
At end of period	846	798
Additional paid-in capital:
At beginning of period	8,712	8,538
Redemption of Exchangeable Shares	—	(8)
Stock based awards	56	91
Sale of noncontrolling interests	12	33
Stock issuance	629	—
At end of period	9,409	8,654
Accumulated other comprehensive income (loss):
At beginning of period	(478)	(182)
Other comprehensive income (loss)	89	(128)
At end of period	(389)	(310)
Retained earnings:
At beginning of period	1,242	848
Net income (loss) attributable to Newmont stockholders	474	493
Dividends Paid	(38)	(102)
At end of period	1,678	1,239
Noncontrolling interests:
At beginning of period	2,815	2,916
Net income (loss) attributable to noncontrolling interests	188	(225)
Dividends paid to noncontrolling interests	(3)	(4)
Sale of noncontrolling interests, net	25	31
At end of period	3,025	2,718
Total equity	$14,569	$13,099

NOTE 23    RECLASSIFICATIONS OUT OF ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

			Pension and	Changes in
	Unrealized	Foreign	other	fair value of
	(loss) on	currency	post‑retirement	cash flow
	marketable	translation	benefit	hedge
	securities, net	adjustments	adjustments	instruments	Total
Balance at December 31, 2014	$(142)	$127	$(249)	$(214)	$(478)
Change in other comprehensive income (loss) before reclassifications	(44)	(8)	30	(44)	(66)
Reclassifications from accumulated other comprehensive income (loss)	100	—	15	40	155
Net current-period other comprehensive income (loss)	56	(8)	45	(4)	89
Balance at September 30, 2015	$(86)	$119	$(204)	$(218)	$(389)

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)				Affected Line Item in the Condensed Consolidated Statement of Income
	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Marketable securities adjustments:
Sale of marketable securities	$—	$—	$(1)	$(5)	Other income, net
Impairment of marketable securities	28	3	101	4	Other income, net
Total before tax	28	3	100	(1)
Tax benefit (expense)	—	—	—	1
Net of tax	$28	$3	$100	$—
Pension and other post-retirement benefit adjustments:
Amortization	$5	$3	$19	$10	(1)
Settlement	3	—	3	—	Other expense, net
Total before tax	8	3	22	10
Tax benefit (expense)	(3)	(1)	(7)	(3)
Net of tax	$5	$2	$15	$7
Hedge instruments adjustments:
Operating cash flow hedges (effective portion)	$19	$(3)	$45	$(31)	Costs applicable to sales
Operating cash flow hedges (ineffective portion)	(1)	—	(2)	—	Other income, net
Forward starting swap hedges	5	5	14	14	Interest expense, net
Total before tax	23	2	57	(17)
Tax benefit (expense)	(6)	(1)	(17)	5
Net of tax	$17	$1	$40	$(12)
Total reclassifications for the period, net of tax	$50	$6	$155	$(5)

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

NOTE 24    NET CHANGE IN OPERATING ASSETS AND LIABILITIES

Net cash provided by operations attributable to the net change in operating assets and liabilities is composed of the following:

	Nine Months Ended
	September 30,
	2015	2014
Decrease (increase) in operating assets:
Trade and other accounts receivables	$93	$147
Inventories, stockpiles and ore on leach pads	(225)	(493)
EGR refinery and other assets	(36)	(382)
Other assets	61	(46)
Increase (decrease) in operating liabilities:
Accounts payable and other accrued liabilities	(29)	(237)
EGR refinery and other liabilities	36	382
Reclamation liabilities	(53)	(45)
	$(153)	$(674)

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

	Three Months Ended September 30, 2015
					Newmont
	Newmont				Mining
	Mining	Newmont	Other		Corporation
Condensed Consolidating Statement of Operation	Corporation	USA	Subsidiaries	Eliminations	Consolidated

Sales	$—	$468	$1,565	$—	$2,033
Costs and expenses
Costs applicable to sales (1)	—	333	800	—	1,133
Depreciation and amortization	1	86	244	—	331
Reclamation and remediation	—	3	22	—	25
Exploration	—	6	28	—	34
Advanced projects, research and development	—	3	29	—	32
General and administrative	—	12	31	—	43
Other expense, net	—	20	37	—	57
	1	463	1,191	—	1,655
Other income (expense)
Other income, net	—	14	126	—	140
Interest income - intercompany	33	(2)	4	(35)	—
Interest expense - intercompany	(4)	—	(31)	35	—
Interest expense, net	(70)	(1)	(10)	—	(81)
	(41)	11	89	—	59
Income (loss) before income and mining tax and other items	(42)	16	463	—	437
Income and mining tax benefit (expense)	15	4	(170)	—	(151)
Equity income (loss) of affiliates	246	(51)	(3)	(210)	(18)
Income (loss) from continuing operations	219	(31)	290	(210)	268
Income (loss) from discontinued operations	—	—	17	—	17
Net income (loss)	219	(31)	307	(210)	285
Net loss (income) attributable to noncontrolling interests	—	—	(82)	16	(66)
Net income (loss) attributable to Newmont stockholders	$219	$(31)	$225	$(194)	$219
Comprehensive income (loss)	270	(33)	355	(256)	336
Comprehensive loss (income) attributable to noncontrolling interests	—	—	(83)	17	(66)
Comprehensive income (loss) attributable to Newmont stockholders	$270	$(33)	$272	$(239)	$270

(1)	Excludes Depreciation and amortization and Reclamation and remediation.

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

	Three Months Ended September 30, 2014
					Newmont
	Newmont				Mining
	Mining	Newmont	Other		Corporation
Condensed Consolidating Statement of Operation	Corporation	USA	Subsidiaries	Eliminations	Consolidated

Sales	$—	$511	$1,235	$—	$1,746
Costs and expenses
Costs applicable to sales (1)	—	308	877	—	1,185
Depreciation and amortization	1	62	255	—	318
Reclamation and remediation	—	2	18	—	20
Exploration	—	8	36	—	44
Advanced projects, research and development	—	8	28	—	36
General and administrative	—	22	23	—	45
Other expense, net	—	25	38	—	63
	1	435	1,275	—	1,711
Other income (expense)
Other income, net	(23)	23	79	—	79
Interest income - intercompany	35	—	3	(38)	—
Interest expense - intercompany	(3)	—	(35)	38	—
Interest expense, net	(77)	(2)	(10)	—	(89)
	(68)	21	37	—	(10)
Income (loss) before income and mining tax and other items	(69)	97	(3)	—	25
Income and mining tax benefit (expense)	25	(12)	34	—	47
Equity income (loss) of affiliates	257	46	(15)	(288)	—
Income (loss) from continuing operations	213	131	16	(288)	72
Income (loss) from discontinued operations	—	—	3	—	3
Net income (loss)	213	131	19	(288)	75
Net loss (income) attributable to noncontrolling interests	—	—	166	(28)	138
Net income (loss) attributable to Newmont stockholders	$213	$131	$185	$(316)	$213
Comprehensive income (loss)	145	128	(46)	(220)	7
Comprehensive loss (income) attributable to noncontrolling interests	—	—	166	(28)	138
Comprehensive income (loss) attributable to Newmont stockholders	$145	$128	$120	$(248)	$145

(1)	Excludes Depreciation and amortization and Reclamation and remediation.

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

	Nine Months Ended September 30, 2015
					Newmont
	Newmont				Mining
	Mining	Newmont	Other		Corporation
Condensed Consolidating Statement of Operation	Corporation	USA	Subsidiaries	Eliminations	Consolidated

Sales	$—	$1,415	$4,498	$—	$5,913
Costs and expenses
Costs applicable to sales (1)	—	903	2,268	—	3,171
Depreciation and amortization	3	235	658	—	896
Reclamation and remediation	—	10	64	—	74
Exploration	—	22	93	—	115
Advanced projects, research and development	—	9	84	—	93
General and administrative	—	44	94	—	138
Other expense, net	—	36	112	—	148
	3	1,259	3,373	—	4,635
Other income (expense)
Other income, net	(9)	24	113	—	128
Interest income - intercompany	99	8	12	(119)	—
Interest expense - intercompany	(11)	—	(108)	119	—
Interest expense, net	(218)	(4)	(26)	—	(248)
	(139)	28	(9)	—	(120)
Income (loss) before income and mining tax and other items	(142)	184	1,116	—	1,158
Income and mining tax benefit (expense)	50	(33)	(513)	—	(496)
Equity income (loss) of affiliates	566	(84)	40	(556)	(34)
Income (loss) from continuing operations	474	67	643	(556)	628
Income (loss) from discontinued operations	—	—	34	—	34
Net income (loss)	474	67	677	(556)	662
Net loss (income) attributable to noncontrolling interests	—	—	(261)	73	(188)
Net income (loss) attributable to Newmont stockholders	$474	$67	$416	$(483)	$474
Comprehensive income (loss)	563	116	707	(635)	751
Comprehensive loss (income) attributable to noncontrolling interests	—	—	(256)	68	(188)
Comprehensive income (loss) attributable to Newmont stockholders	$563	$116	$451	$(567)	$563

(1)	Excludes Depreciation and amortization and Reclamation and remediation.

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

	Nine Months Ended September 30, 2014
					Newmont
	Newmont				Mining
	Mining	Newmont	Other		Corporation
Condensed Consolidating Statement of Operation	Corporation	USA	Subsidiaries	Eliminations	Consolidated

Sales	$—	$1,496	$3,779	$—	$5,275
Costs and expenses
Costs applicable to sales (1)	—	910	2,418	—	3,328
Depreciation and amortization	3	187	732	—	922
Reclamation and remediation	—	7	54	—	61
Exploration	—	17	102	—	119
Advanced projects, research and development	—	29	91	—	120
General and administrative	—	68	70	—	138
Other expense, net	—	40	139	—	179
	3	1,258	3,606	—	4,867
Other income (expense)
Other income, net	(27)	81	74	—	128
Interest income - intercompany	95	—	8	(103)	—
Interest expense - intercompany	(8)	—	(95)	103	—
Interest expense, net	(242)	(4)	(30)	—	(276)
	(182)	77	(43)	—	(148)
Income (loss) before income and mining tax and other items	(185)	315	130	—	260
Income and mining tax benefit (expense)	65	(58)	15	—	22
Equity income (loss) of affiliates	613	(47)	(9)	(555)	2
Income (loss) from continuing operations	493	210	136	(555)	284
Income (loss) from discontinued operations	—	—	(16)	—	(16)
Net income (loss)	493	210	120	(555)	268
Net loss (income) attributable to noncontrolling interests	—	—	255	(30)	225
Net income (loss) attributable to Newmont stockholders	$493	$210	$375	$(585)	$493
Comprehensive income (loss)	365	218	15	(458)	140
Comprehensive loss (income) attributable to noncontrolling interests	—	—	255	(30)	225
Comprehensive income (loss) attributable to Newmont stockholders	$365	$218	$270	$(488)	$365

(1)	Excludes Depreciation and amortization and Reclamation and remediation.

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

	Nine Months Ended September 30, 2015
					Newmont
	Newmont				Mining
	Mining	Newmont	Other		Corporation
Condensed Consolidating Statement of Cash Flows	Corporation	USA	Subsidiaries	Eliminations	Consolidated
Operating activities:
Net income (loss)	$474	$67	$677	$(556)	$662
Adjustments	(488)	481	824	556	1,373
Net change in operating assets and liabilities	77	(241)	11	—	(153)
Net cash provided by continuing operations	63	307	1,512	—	1,882
Net cash used in discontinued operations	—	—	(9)	—	(9)
Net cash provided by operations	63	307	1,503	—	1,873
Investing activities:
Additions to property, plant and mine development	—	(241)	(700)	—	(941)
Acquisitions, net	(821)	—	2	—	(819)
Sales of investments	—	25	4	—	29
Proceeds from sale of other assets	—	18	108	—	126
Other	—	—	(47)	—	(47)
Net cash used in investing activities	(821)	(198)	(633)	—	(1,652)
Financing activities:
Repayment of debt	(200)	(2)	(130)	—	(332)
Net intercompany borrowings (repayments)	323	(81)	(242)	—	—
Proceeds from stock issuance, net	675	—	—	—	675
Sale of noncontrolling interests	—	3	34	—	37
Funding from noncontrolling interests	—	—	89	—	89
Acquisition of noncontrolling interests	—	—	(8)	—	(8)
Dividends paid to noncontrolling interests	—	—	(3)	—	(3)
Dividends paid to common stockholders	(38)	—	—	—	(38)
Restricted cash and other	(2)	1	(58)	—	(59)
Net cash used in financing activities	758	(79)	(318)	—	361
Effect of exchange rate changes on cash	—	—	(21)	—	(21)
Net change in cash and cash equivalents	—	30	531	—	561
Cash and cash equivalents at beginning of period	—	1,097	1,306	—	2,403
Cash and cash equivalents at end of period	$—	$1,127	$1,837	$—	$2,964

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

	Nine Months Ended September 30, 2014
					Newmont
	Newmont				Mining
	Mining	Newmont	Other		Corporation
Condensed Consolidating Statement of Cash Flows	Corporation	USA	Subsidiaries	Eliminations	Consolidated
Operating activities:
Net income (loss)	$493	$210	$120	$(555)	$268
Adjustments	(589)	419	910	555	1,295
Net change in operating assets and liabilities	(61)	(138)	(475)	—	(674)
Net cash provided by (used in) continuing operations	(157)	491	555	—	889
Net cash used in discontinued operations	—	—	(10)	—	(10)
Net cash provided by (used in) operations	(157)	491	545	—	879
Investing activities:
Additions to property, plant and mine development	—	(270)	(496)	—	(766)
Acquisitions, net	—	—	(28)	—	(28)
Sales of investments	25	—	—	—	25
Proceeds from sale of other assets	—	18	173	—	191
Other	—	—	(14)	—	(14)
Net cash provided by (used in) investing activities	25	(252)	(365)	—	(592)
Financing activities:
Proceeds from debt, net	567	—	29	—	596
Repayment of debt	(575)	(1)	(5)	—	(581)
Net intercompany borrowings (repayments)	242	7	(249)	—	—
Sale of noncontrolling interests	—	—	71	—	71
Acquisition of noncontrolling interests	—	—	(6)	—	(6)
Dividends paid to noncontrolling interests	—	—	(4)	—	(4)
Dividends paid to common stockholders	(102)	—	—	—	(102)
Restricted cash and other	—	—	(27)	—	(27)
Net cash provided by (used in) financing activities	132	6	(191)	—	(53)
Effect of exchange rate changes on cash	—	—	(11)	—	(11)
Net change in cash and cash equivalents	—	245	(22)	—	223
Cash and cash equivalents at beginning of period	—	428	1,127	—	1,555
Cash and cash equivalents at end of period	$—	$673	$1,105	$—	$1,778

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

	At September 30, 2015
					Newmont
	Newmont				Mining
	Mining	Newmont	Other		Corporation
Condensed Consolidating Balance Sheet	Corporation	USA	Subsidiaries	Eliminations	Consolidated
Assets
Cash and cash equivalents	$—	$1,127	$1,837	$—	$2,964
Trade receivables	—	33	142	—	175
Other accounts receivables	—	15	159	—	174
Intercompany receivable	4,496	6,283	7,811	(18,590)	—
Investments	—	—	25	—	25
Inventories	—	162	604	—	766
Stockpiles and ore on leach pads	—	240	542	—	782
Deferred income tax assets	3	137	53	—	193
Other current assets	—	52	64	—	116
Current assets	4,499	8,049	11,237	(18,590)	5,195
Property, plant and mine development, net	27	3,198	11,150	(40)	14,335
Investments	—	15	363	—	378
Investments in subsidiaries	15,907	4,087	2,890	(22,884)	—
Stockpiles and ore on leach pads	—	575	2,439	—	3,014
Deferred income tax assets	204	490	1,499	(489)	1,704
Long-term intercompany receivable	1,796	380	493	(2,669)	—
Other long-term assets	43	240	645	—	928
Total assets	$22,476	$17,034	$30,716	$(44,672)	$25,554
Liabilities
Debt	$—	$3	$263	$—	$266
Accounts payable	—	81	354	—	435
Intercompany payable	4,895	5,346	8,349	(18,590)	—
Employee-related benefits	—	103	151	—	254
Income and mining taxes	—	—	119	—	119
Other current liabilities	82	151	384	—	617
Current liabilities	4,977	5,684	9,620	(18,590)	1,691
Debt	5,874	8	203	—	6,085
Reclamation and remediation liabilities	—	242	1,470	—	1,712
Deferred income tax liabilities	—	46	1,206	(489)	763
Employee-related benefits	—	268	151	—	419
Long-term intercompany payable	81	—	2,628	(2,709)	—
Other long-term liabilities	—	39	276	—	315
Total liabilities	10,932	6,287	15,554	(21,788)	10,985
Equity
Newmont stockholders’ equity	11,544	10,747	10,403	(21,150)	11,544
Noncontrolling interests	—	—	4,759	(1,734)	3,025
Total equity	11,544	10,747	15,162	(22,884)	14,569
Total liabilities and equity	$22,476	$17,034	$30,716	$(44,672)	$25,554

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

NOTE 26    COMMITMENTS AND CONTINGENCIES

General

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

Operating Segments

The Company’s operating segments are identified in Note 3. Except as noted in this paragraph, all of the Company’s commitments and contingencies specifically described herein relate to the Corporate and Other reportable segment. The Yanacocha matters relate to the South America reportable segment. The PTNNT matters relate to the Asia Pacific reportable segment. The Fronteer matters relate to the North America reportable segment.

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

Estimated future reclamation costs are based principally on legal and regulatory requirements. At September 30, 2015 and December 31, 2014, $1,611 and $1,497, respectively, were accrued for reclamation costs relating to currently or recently producing mineral properties in accordance with asset retirement obligation guidance. The current portions of $36 and $42 at September 30, 2015 and December 31, 2014, respectively, are included in Other current liabilities.

In addition, the Company is involved in several matters concerning environmental obligations associated with former mining activities. Generally, these matters concern developing and implementing remediation plans at the various sites involved. The Company believes that the related environmental obligations associated with these sites are similar in nature with respect to the development of remediation plans, their risk profile and the compliance required to meet general environmental standards. Based upon the Company’s best estimate of its liability for these matters, $163 and $192 were accrued for such obligations at September 30, 2015 and December 31, 2014, respectively. These amounts are included in Other current liabilities and Reclamation and remediation liabilities. Depending upon the ultimate resolution of these matters, the Company believes that it is reasonably possible that the liability for these matters could be as much as 137% greater or 0% lower than the amount accrued at September 30, 2015. The amounts accrued are reviewed periodically based upon facts and circumstances available at the time. Changes in estimates are recorded in Reclamation and remediation in the period estimates are revised.

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

During the first quarter, the Peruvian government agency responsible for certain environmental regulations, Ministry of the Environment ("MINAM"), issued proposed in-stream water quality criteria pursuant to which MINAM may require mining companies, including Yanacocha, to comply. These criteria would modify the in-stream water quality criteria, pursuant to which Yanacocha has been designing water treatment processes and infrastructure, with a compliance deadline of December 2015. The proposed criteria may require additional and potentially different water treatment infrastructure from that required under the December 2015 compliance deadline. Yanacocha appealed for an extension to the December 2015 compliance deadline for these previously announced in-stream water quality criteria and the mining counsel rejected the appeal finding that the legal article provides for compliance by December 2015. However, the mining council decision included a finding that it is not possible for mining companies to comply with the MINAM modified requirements by December 2015. Yanacocha filed an appeal of

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

the decision of the mining council in court. Yanacocha is currently assessing redesign and treatment options in connection with the recently proposed criteria. Those redesign and enhanced treatment options may result in increased costs and require additional time for implementation. If Yanacocha is unsuccessful in appealing or meeting the requirements by the deadlines, it could result in potential fines and penalties relating to intermittent non-compliant exceedances, permitting delays or impacts to operations. See Item 1A, Risk Factors for a description of risks relating to hazards and uncertainties associates with mining and compliance with increasing environmental regulations.

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

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

Administrative Claim: On April 8, 2015, PTNNT received a summons for a hearing in Jakarta State Administrative Court in which PTNNT learned that two individual plaintiffs of NTB Province filed a claim with the Jakarta State Administrative Court against the Director General of Mineral and Coal of the Ministry of Energy and Mineral Resources of the Republic of Indonesia (“MEMR”). The claim alleges that the Memorandum of Understanding (“MOU”) between MEMR and PTNNT dated September 3, 2014, and the subsequent granting of an export permit violated Indonesian legal principles of good governance. The administrative claim requests suspension and annulment of the MOU and export permits. PTNNT intervened into the case. On September 16, 2015, the panel of judges made a finding in favor of MEMR and PTNNT.

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

As part of its ongoing business and operations, the Company and its affiliates are required to provide surety bonds, bank letters of credit and bank guarantees as financial support for various purposes, including environmental reclamation, exploration permitting, workers compensation programs and other general corporate purposes. At September 30, 2015 and December 31, 2014, there were $1,954 and $1,865, respectively, of outstanding letters of credit, surety bonds and bank guarantees. The surety bonds, letters of credit and bank guarantees reflect fair value as a condition of their underlying purpose and are subject to fees competitively determined in the market place. The obligations associated with these instruments are generally related to performance requirements that the Company addresses through its ongoing operations. As the specific requirements are met, the beneficiary of the associated instrument cancels and/or returns the instrument to the issuing entity. Certain of these instruments are associated with operating sites with long-lived assets and will remain outstanding until closure. Generally, bonding requirements associated with environmental regulation are becoming more restrictive. However, the Company believes it is in compliance with all applicable bonding obligations and will be able to satisfy future bonding requirements through existing or alternative means, as they arise.

Newmont is from time to time involved in various legal proceedings related to its business. Except in the above described proceedings, management does not believe that adverse decisions in any pending or threatened proceeding or that amounts that may be required to be paid by reason thereof will have a material adverse effect on the Company’s financial condition or results of operations.

ITEM 2.       MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (dollars in millions, except per share, per ounce and per pound amounts)

The following Management’s Discussion and Analysis (“MD&A”) provides information that management believes is relevant to an assessment and understanding of the consolidated financial condition and results of operations of Newmont Mining Corporation and its subsidiaries (collectively, “Newmont,” the “Company,” “our” and “we”). We use certain non-GAAP financial measures in our MD&A. For a detailed description of each of the non-GAAP measures used in this MD&A, please see the discussion under “Non-GAAP Financial Measures” beginning on page 63. References to “A$” refer to Australian currency, “C$” to Canadian currency and “NZ$” to New Zealand currency.

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

Overview

Newmont is one of the world’s largest gold producers and is the only gold company included in the S&P 500 Index and Fortune 500. We have been included in the Dow Jones Sustainability Index-World for nine consecutive years and have adopted the World Gold Council’s Conflict-Free Gold Policy. We are also engaged in the exploration for and acquisition of gold and copper properties. We have significant operations and/or assets in the United States, Australia, Peru, Indonesia, Ghana, New Zealand and Suriname.

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

During the second quarter of 2015, we received $675 in net proceeds from a common stock issuance. We used the proceeds, supplemented with cash from our balance sheet, to fund the acquisition of the Cripple Creek & Victor gold mining business (“CC&V”) in Colorado from AngloGold Ashanti Limited, which was completed on August 3, 2015, for a purchase consideration of $821, plus a 2.5% net smelter return royalty from potential future underground ore which has no fair value at September 30, 2015. Located near Colorado Springs in Teller County, Colorado, with current operations permitted through 2026, a robust environmental track record, an experienced non-union workforce and a long history of community support, CC&V has been in operation since 1995. CC&V is a surface mine that provides ore to a crusher and a leach facility.

On March 12, 2013, we completed the sale of the Hope Bay Project to TMAC Resources Inc. (“TMAC”). On July 7, 2015, TMAC completed an initial public offering, issuing 22,500,000 common shares at a price of C$6.00 per common share for aggregate gross proceeds of C$135. At September 30, 2015, we held a 29.38% ownership interest in TMAC. Subsequent to the financing events, we determined that TMAC should no longer be consolidated and deconsolidated the assets, liabilities, and non-controlling interest related to TMAC and recognized a gain of $76, recorded within Other income, net.

On July 24, 2015, we completed the sale of our 60.64% ownership interest in European Gold Refinery Holdings (“Valcambi”) for total cash proceeds of $119. The gain of $53 was recorded in Other income, net.

On June 5, 2015, we entered into an agreement with OceanaGold Corporation to sell our Waihi mine in New Zealand for approximately $101. The Waihi sale has been approved by New Zealand regulators and is expected to close in the fourth quarter of 2015. As of September 30, 2015, total assets and liabilities were $138 and $52, respectively.

Third quarter and first nine months of 2015 highlights are included below and discussed further in Results of Consolidated Operations.

Operating highlights

•	Sales of $2,033 and $5,913 for the third quarter and first nine months of 2015;

•

Average realized gold and copper prices of $1,104 per ounce and $1.95 per pound, respectively, for the third quarter and $1,159 per ounce and $2.21 per pound, respectively, for the first nine months of 2015;

•	Consolidated gold production of 1,538,000 ounces (1,340,000 attributable ounces) for the third quarter of 2015, at Costs applicable to sales of $608 per ounce;

•	Consolidated gold production of 4,302,000 ounces (3,789,000 attributable ounces) for the first nine months of 2015, at Costs applicable to sales of $618 per ounce;

•	Consolidated copper production of 180 million pounds (105 million attributable pounds) for the third quarter of 2015, at Costs applicable to sales of $1.15 per pound;

•	Consolidated copper production of 476 million pounds (280 million attributable pounds) for the first nine months of 2015, at Costs applicable to sales of $1.22 per pound;

•	Gold operating margin of $496 and $541 per ounce for the third quarter and first nine months of 2015, respectively. (see “Non-GAAP Financial Measures” on page 63)

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

Turf Vent Shaft, Nevada. The Turf No. 3 Vent Shaft Project is in the construction phase, is planned to achieve commercial production in the fourth quarter of 2015 and is expected to add between 100,000 and 150,000 ounces of production annually to Leeville. Total development costs for the project are estimated between $300 and $350. As of September 30, 2015, total capital costs were $312 of which $24 related to the third quarter. The Turf No. 3 Vent Shaft project provides the ventilation required to increase production and decrease mine costs over the 11 year mine life at Leeville.

Merian, Suriname. On July 29, 2014, the Board of Directors of Newmont approved full funding for the Merian project in Suriname and construction began in August 2014. Following the project approval by Newmont, the Government of Suriname granted the Right of Exploitation on August 22, 2014. The Government of Suriname opted for a 25% ownership in the Merian Project and made their earn-in payments. The project allows Newmont to pursue a new district with upside potential and the opportunity to grow and extend the operating life of the South American region. Average estimated gold production (on a 100% basis) of 400,000 to 500,000 ounces per year is expected for the first five years, once Merian comes into production in late 2016. Total capital spend on the project is expected to range from $600 to $650 on an attributable basis. As of September 30, 2015, total capital costs were $357, of which $77 related to the third quarter on an attributable basis. At December 31, 2014, gold reserves at Merian contained 104,700 thousand tons of probable reserves, grading 0.034 ounces per ton for 3.6 million ounces on an attributable basis.

Long Canyon, Nevada.  The Board of Directors approved full funding for the first phase of the Long Canyon project in the second quarter of 2015. The Environmental Impact Statement Record of Decision was issued by the Bureau of Land Management on April 7, 2015. The project is now under construction and is expected to achieve commercial production in the first half of 2017. This first phase of development consists of an open pit mine and heap leach operation with production between 100,000 and 150,000 ounces per year over an eight year mine life. Total capital costs of the project are estimated between $250 and $300. As of September 30, 2015, total capital costs were $65 of which $29 related to the third quarter. We are currently assessing mining and processing options and completing a three-year infill drilling program to inform our approach to Phase 2. At December 31, 2014, we reported 18,400 thousand tons of probable reserves, grading 0.067 ounce per ton for 1.2 million ounces of gold reserves at Long Canyon.

CC&V Expansion, Colorado. An expansion project at CC&V, which will extend CC&V’s estimated mine life to at least 2026, includes the construction of a new leach pad, mill and recovery plant. The mill was mechanically completed in the first quarter of 2015. Total capital costs for Newmont are approximately $200, with between $50 and $60 to be spent in 2015. As of September 30, 2015, total capital costs for Newmont were $26 for the project. Mill commissioning and ramp up of production will continue into 2016. The new leach pad and the recovery plant are expected to be commissioned during the second half of 2016.

Conga, Peru. Due to local political and community protests, construction and development activities at the Conga project were largely suspended in November 2011. The results of the Environmental Impact Assessment (“EIA”) independent review were announced in April 2012 and confirmed our initial EIA met Peruvian and International standards. The review made recommendations to provide additional water capacity and social funds, which we have largely accepted. Following review of the recommendation, we announced our decision to move the project forward on a “water first” approach. In the first half of 2014, a Conga Restart Study was completed to identify and test alternatives to advancing development of the project. Following this assessment, a new plan was developed to reduce spending to focus on only the most critical work – protecting people and assets, engaging with communities, and maintaining existing project infrastructure – while maintaining optionality. Newmont will not proceed with the full development of Conga without social acceptance, national and regional government support, solid project economics and potentially another partner to help defray costs and risk. At December 31, 2014 we reported 303,400 thousand tons of probable reserves, grading 0.021 ounces per ton for 6.5 million attributable ounces of gold reserves and 0.28% copper for 1,690 million attributable pounds of copper reserves at Conga. Construction of Conga and the implementation of the independent EIA review recommendations will continue provided it can be done in a safe manner with risk-adjusted returns that justify future investment. Should we be unable to continue with the current development plan at Conga, we may reprioritize and reallocate capital to other alternatives, which may result in a potential accounting impairment. The total assets at Conga as of September 30, 2015 and December 31, 2014 were $1,687 and $1,700, respectively.

Tanami Expansion, Australia. The Board of Directors approved full funding of the Tanami Expansion project on October 28, 2015. The goal of the Tanami Expansion project is to increase production and lower all-in sustaining costs per ounce of the mine. Incremental improvements are driven by bringing ounces forward, mining additional ounces at depth and leveraging the fixed costs of the mine and processing facilities. The scope for this project includes a ventilation upgrade, additional mining equipment, additional mine access (Dual Access) and increasing process plant capacity and recovery. For a capital cost of between $100 and $120, the project enables Tanami production of between 425,000 and 475,000 for the first five years following the expansion at lower costs and an increased mine life by three years.

Ahafo Mill Expansion, Ghana. We continue to evaluate development alternatives for this project. Current engineering efforts are focused on reducing the scale of the project. The project would increase profitable production by 100,000 to 125,000 ounces (first five year average) while lowering costs and off-setting the impacts of lower grades and harder ore. If approved in 2016 the additional production would be expected in 2018.

Subika Underground, Ghana. Subika Underground is in the feasibility stage of development as work continues to optimize the mine plan and reduce costs. The project is expected to produce approximately 200,000 ounces of gold per year and an investment decision is expected in 2016.

Selected Financial and Operating Results

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Sales	$2,033	$1,746	$5,913	$5,275
Income (loss) from continuing operations	$268	$72	$628	$284
Net income (loss)	$285	$75	$662	$268
Net income (loss) attributable to Newmont stockholders	$219	$213	$474	$493
Per common share, basic:
Income (loss) from continuing operations attributable to Newmont stockholders	$0.38	$0.42	$0.86	$1.02
Net income (loss) attributable to Newmont stockholders	$0.42	$0.43	$0.93	$0.99
Adjusted net income (loss) (1)	$126	$249	$487	$459
Adjusted net income (loss) per share, basic (1)	$0.24	$0.50	$0.96	$0.92
Consolidated gold ounces (thousands)
Produced	1,538	1,251	4,302	3,842
Sold (2)	1,548	1,267	4,252	3,814
Consolidated copper pounds (millions)
Produced	180	34	476	173
Sold	167	51	445	141
Average price received, net:
Gold (per ounce)	$1,104	$1,270	$1,159	$1,282
Copper (per pound)	$1.95	$2.71	$2.21	$2.75
Consolidated costs applicable to sales: (3)
Gold (per ounce)	$608	$705	$618	$733
Copper (per pound)	$1.15	$5.73	$1.22	$3.75
Operating margin: (1)
Gold (per ounce)	$496	$565	$541	$549
Copper (per pound)	$0.80	$(3.02)	$0.99	$(1.00)

(1)	See “Non-GAAP Financial Measures” on page 63.
(2)	Excludes development ounces.
(3)	Excludes Depreciation and amortization and Reclamation and remediation.

Consolidated Financial Results

Net income (loss) attributable to Newmont stockholders for the third quarter of 2015 was $219 ($0.42 per share) compared to income of $213 ($0.43 per share) for the third quarter of 2014. Results for the third quarter of 2015 compared to the third quarter of 2014 were impacted by higher gold and copper sales volumes and lower stockpile and leach pad inventory adjustments, partially offset by lower realized gold and copper prices and higher income and mining taxes.  Net income (loss) attributable to Newmont stockholders for the first nine months of 2015 was $474 ($0.93 per share) compared to income of $493 ($0.99 per share) for the first nine months of 2014. Results for the first nine months of 2015 compared to the same period in 2014 were impacted by lower realized gold and copper prices and higher income and mining taxes, partially offset by higher gold and copper sales volumes, lower stockpile and leach pad inventory adjustments and an 11% reduction of direct operating costs.

Gold sales increased 6% and 1% in the third quarter and first nine months of 2015, respectively, as compared to the same periods in 2014 due to higher sales volumes at existing operations and the addition of CC&V, partially offset by lower realized prices and fewer ounces sold following our sales of Midas, Jundee and La Herradura in 2014. The following analysis summarizes consolidated gold sales:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Consolidated gold sales:
Gross before provisional pricing	$1,740	$1,622	$4,992	$4,906
Provisional pricing mark-to-market	(10)	(7)	(10)	(2)
Gross after provisional pricing	1,730	1,615	4,982	4,904
Treatment and refining charges	(22)	(8)	(55)	(17)
Net	$1,708	$1,607	$4,927	$4,887
Consolidated gold ounces sold (thousands):	1,548	1,267	4,252	3,814
Average realized gold price (per ounce):
Gross before provisional pricing	$1,123	$1,280	$1,174	$1,286
Provisional pricing mark-to-market	(6)	(5)	(2)	—
Gross after provisional pricing	1,117	1,275	1,172	1,286
Treatment and refining charges	(13)	(5)	(13)	(4)
Net	$1,104	$1,270	$1,159	$1,282

The change in consolidated gold sales is due to:

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2015 vs. 2014	2015 vs. 2014
Change in consolidated ounces sold	$361	$563
Change in average realized gold price	(246)	(485)
Change in treatment and refining charges	(14)	(38)
	$101	$40

Copper sales increased 134% and 154% in the third quarter and first nine months of 2015, respectively, as compared to the same period in 2014 due to higher sales volumes as a result of higher ore grade mined at Batu Hijau, partially offset by lower average realized prices. The following analysis summarizes consolidated copper sales:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Consolidated copper sales:
Gross before provisional pricing	$387	$160	$1,134	$443
Provisional pricing mark-to-market	(31)	(4)	(65)	(15)
Gross after provisional pricing	356	156	1,069	428
Treatment and refining charges	(31)	(17)	(83)	(40)
Net	$325	$139	$986	$388
Consolidated copper pounds sold (millions):	167	51	445	141
Average realized copper price (per pound):
Gross before provisional pricing	$2.33	$3.13	$2.55	$3.13
Provisional pricing mark-to-market	(0.19)	(0.08)	(0.15)	(0.11)
Gross after provisional pricing	2.14	3.05	2.40	3.02
Treatment and refining charges	(0.19)	(0.34)	(0.19)	(0.27)
Net	$1.95	$2.71	$2.21	$2.75

The change in consolidated copper sales is due to:

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2015 vs. 2014	2015 vs. 2014
Change in consolidated pounds sold	$353	$917
Change in average realized copper price	(153)	(276)
Change in treatment and refining charges	(14)	(43)
	$186	$598

The following is a summary of consolidated gold and copper sales, net:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Gold
North America:
Carlin	$261	$304	$780	$865
Phoenix	63	78	174	220
Twin Creeks	134	116	433	373
CC&V (1)	38	—	38	—
La Herradura (2)	—	58	—	148
	496	556	1,425	1,606
South America:
Yanacocha	288	314	831	819

Asia Pacific:
Boddington	224	201	665	611
Tanami	141	100	399	324
Jundee (3)	—	2	—	181
Waihi	32	47	121	132
Kalgoorlie	95	102	269	316
Batu Hijau	214	9	506	27
	706	461	1,960	1,591
Africa:
Ahafo	89	138	297	435
Akyem	129	138	414	436
	218	276	711	871
	1,708	1,607	4,927	4,887
Copper
North America:
Phoenix	30	34	88	105
Asia Pacific:
Boddington	36	44	124	121
Batu Hijau	259	61	774	162
	325	139	986	388
	$2,033	$1,746	$5,913	$5,275

(1)	On August 3, 2015, the Company acquired the CC&V gold mining business.
(2)	On October 6, 2014, the Company sold its 44% interest in La Herradura.
(3)	On July 1, 2014, the Company sold the Jundee mine.

The following is a summary of Costs applicable to sales and Depreciation and amortization:

	Costs Applicable		Depreciation and		Costs Applicable		Depreciation and
	to Sales		Amortization		to Sales		Amortization
	Three Months Ended		Three Months Ended		Nine Months Ended		Nine Months Ended
	September 30,		September 30,		September 30,		September 30,
	2015	2014	2015	2014	2015	2014	2015	2014
Gold
North America:
Carlin	$208	$206	$54	$40	$572	$607	$145	$118
Phoenix	48	47	13	9	121	116	31	23
Twin Creeks	66	43	13	7	190	147	38	27
CC&V (1)	10	—	6	—	10	—	6	—
La Herradura (2)	—	44	—	10	—	86	—	28
	332	340	86	66	893	956	220	196
South America:
Yanacocha	158	125	88	74	400	530	225	259

Asia Pacific:
Boddington	131	150	27	26	410	425	81	75
Tanami	54	67	22	17	170	185	63	52
Jundee (3)	—	—	—	—	—	85	—	34
Waihi	12	20	4	7	48	58	12	19
Kalgoorlie	68	71	5	4	206	213	16	14
Batu Hijau	83	26	15	8	205	43	38	13
	348	334	73	62	1,039	1,009	210	207
Africa:
Ahafo	50	56	11	13	148	182	39	46
Akyem	52	38	24	20	146	120	70	62
	102	94	35	33	294	302	109	108
	940	893	282	235	2,626	2,797	764	770
Copper
North America:
Phoenix	27	25	6	4	69	81	15	12
Asia Pacific:
Boddington	33	40	6	6	101	112	18	18
Batu Hijau	133	227	24	64	375	338	66	94
	193	292	36	74	545	531	99	124
Other
Corporate and other	—	—	13	9	—	—	33	28
	$1,133	$1,185	$331	$318	$3,171	$3,328	$896	$922

(1)	On August 3, 2015, the Company acquired the CC&V gold mining business.
(2)	On October 6, 2014, the Company sold its 44% interest in La Herradura.
(3)	On July 1, 2014, the Company sold the Jundee mine.

Costs applicable to sales includes a 1% and 11% reduction in direct operating costs in the third quarter and first nine months of 2015, respectively, compared to the same periods in 2014 primarily due to Full Potential projects, lower fuel prices, a favorable Australian dollar/U.S. dollar exchange rate and the sale of Midas, Jundee and La Herradura in 2014, partially offset by higher direct costs at Batu Hijau as a result of full production in the current year. Costs applicable to sales for gold increased in the third quarter of 2015 compared to the same period in 2014 due to higher production, partially offset by lower direct operating cost and lower stockpile and leach pad inventory adjustments. Costs applicable to sales for gold decreased in the first nine months of 2015 compared to the same period in 2014 due to lower direct operating cost and lower stockpile and leach pad inventory adjustments, partially offset by higher production. Costs applicable to sales for copper decreased in the third quarter compared to the same period in 2014 due to lower stockpile and leach pad inventory adjustments, partially offset by higher copper production. Costs applicable to sales for copper in the first nine months is mostly in line with the same period in 2014. For a complete discussion regarding variations in operations, see Results of Consolidated Operations.

Depreciation and amortization for gold in the third quarter of 2015 increased compared to the same period in 2014 due to higher production and capital additions, partially offset by lower stockpile and leach pad inventory adjustments and the sale of Midas, Jundee and La Herradura in 2014. Depreciation and amortization for gold in the first nine months of 2015 decreased compared to the same period in 2014 due to lower stockpile and leach pad inventory adjustments, the sale of Midas, Jundee and La Herradura in 2014, partially offset by higher production and capital additions. Depreciation and amortization for copper in the third quarter and first nine months of 2015 decreased compared to the same periods in 2014 due to lower stockpile and leach pad inventory adjustments and the sale of Midas, Jundee and La Herradura in 2014, partially offset by higher production and capital additions.

Exploration expense decreased $10 and $4 in the third quarter and first nine months of 2015, respectively, compared to the same periods of 2014 primarily due to the deconsolidation of TMAC.

Advanced projects, research and development expense decreased $4 and $27 in the third quarter and first nine months of 2015 compared to the same periods in 2014 due to deferment of various studies, reductions in project and technical services costs, and our decision to move Merian from advanced projects to execution.

General and administrative expense decreased by $2 for the third quarter of 2015 compared to the same period of 2014 primarily due to headcount reductions resulting in lower corporate direct costs, partially offset by higher non-cash stock compensation expense. General and administrative expense for the first nine months of 2015 was in-line compared to the same period of 2014 as a result of headcount reductions causing lower corporate direct costs offset by higher non-cash stock compensation expense.

Other expense, net decreased by $6 in the third quarter of 2015 compared to the third quarter of 2014 primarily due to lower restructuring costs, power plant costs and write-downs, partially offset by higher acquisition costs related to CC&V, and community development costs. Other expense, net decreased by $31 in the first nine months of 2015 compared to the first nine months of 2014 primarily due to lower write-downs, community development, and power plant costs, partially offset by higher acquisition costs related to CC&V.

Other income, net increased by $61 in the third quarter of 2015 compared to the third quarter of 2014 primarily due to gains of $76 from the deconsolidation of TMAC and $53 from the Valcambi sale, partially offset by impairments of marketable securities. Other income, net remained consistent for the first nine months of 2015 compared to the first nine months of 2014.

Interest expense, net decreased by $8 and $28 for the third quarter and first nine months of 2015, respectively, compared to the same periods in 2014 primarily due to increased capitalized interest and lower discount amortization as a result of the payoff of the 2014 senior convertible note in July 2014, and paydown of the term loan in the first quarter of 2015. Capitalized interest increased by $6 and $14 in the third quarter and first nine months of 2015, respectively, compared to the same periods in 2014 primarily due to the Merian Project and the addition of CC&V.

Income and mining tax expenses during the third quarter of 2015 resulted in an expense of $151, for an effective tax rate of 35%. Income and mining tax during the third quarter of 2014 was a benefit of $47, for an effective tax rate of (188)%. The negative tax rate in 2014 is the result of recording a tax benefit on net earnings for the period. The Company’s effective tax rate is driven by a number of factors as illustrated in the table below. In the third quarter of 2014, the percentage impacts on the items in the table were amplified during the quarter due to the lower pretax income which adds to the significant quarter over quarter variances in the tax rates. The effective tax rate for the third quarter of 2015 differs from the effective tax rate for the third quarter of 2014 primarily due to the following: (i) a diluted tax rate benefit for percentage depletion resulting from the jurisdictional mix of income, (ii) the rate impact from changes in the Company’s valuation allowance related to benefits recorded from settlements of income tax audits and capital gains offset by an increase of foreign tax credits and impairments of marketable securities, (iii) mining taxes were higher in 2015 due to the jurisdictional mix of income but carry a lower effective tax rate due to the lower pretax income in 2014, and (iv) the tax impact from divestitures.

During the first nine months of 2015, income and mining tax expense was $496, resulting in an effective tax rate of 43%. Income and mining tax benefit during the first nine months of 2014 was $22 for an effective tax rate of (9)%. The difference in effective tax rates is primarily due to the same factors above in addition to the tax impact on the sale of Midas in 2014.

	Three Months Ended September 30,
	2015		2014		Variance
Income before income and mining tax and other items		$437		$25

Tax at statutory rate	35%	$153	35%	$9
Reconciling items:
Percentage depletion	(4)%	(18)	(152)%	(38)	148%
Change in valuation allowance on deferred tax assets	(5)%	(25)	(124)%	(31)	119%
Mining and other taxes	6%	27	24%	6	(18)%
Tax impact on divestitures	2%	7	32%	8	(30)%
Effect of foreign earnings, net of credits	1%	6	—%	—	1%
Other	—%	1	(3)%	(1)	3%
Income and mining tax expense (benefit)	35%	$151	(188)%	$(47)	223%

	Nine Months Ended September 30,
	2015		2014		Variance
Income before income and mining tax and other items		$1,158		$260

Tax at statutory rate	35%	$405	35%	$91
Reconciling items:
Percentage depletion	(4)%	(52)	(25)%	(66)	21%
Change in valuation allowance on deferred tax assets	5%	57	(36)%	(93)	41%
Mining and other taxes	4%	51	5%	14	(1)%
Tax impact on divestitures	1%	7	8%	21	(7)%
Effect of foreign earnings, net of credits	2%	26	3%	8	(1)%
Other	—%	2	1%	3	(1)%
Income and mining tax expense (benefit)	43%	$496	(9)%	$(22)	51%

A valuation allowance is provided for those deferred tax assets for which it is more likely than not that the related benefits will not be realized. In determining the amount of the valuation allowance, each quarter the Company considers future reversals of existing taxable temporary differences, estimated future taxable income, taxable income in prior carryback year(s), as well as feasible tax planning strategies in each jurisdiction to determine if the deferred tax assets are realizable. If it is determined we will not realize all or a portion of its deferred tax assets, we will place or increase a valuation allowance. Conversely, if we determine that we will ultimately be able to realize all or a portion of the related benefits for which a valuation allowance has been provided, all or a portion of the related valuation allowance will be reduced. There are a number of risk factors that could impact the Company’s ability to realize the deferred tax assets. See Note 2 to the Condensed Consolidated Financial Statements.

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

Net loss (income) attributable to noncontrolling interests in the third quarter and first nine months of 2015 was income of $66 and $188, respectively, compared to a loss of $138 and $225 in the same periods of 2014, respectively. The income is a result of increased earnings at Batu Hijau in the current year, while the loss is a result of decreased earnings at Batu Hijau and TMAC in the prior year.

Income (loss) from discontinued operations includes a decrease in the Holt property royalty liability as of September 30, 2015. During the third quarter and first nine months of 2015, the Company recorded a benefit of $17 and benefit of $34, net of tax expense of $7 and expense of $15, respectively. During the third quarter and first nine months of 2014, the Company recorded a benefit of $3 and a charge of $16, net of tax expense of $2 and benefit of $7, respectively. Due to the nature of the sliding scale royalty calculation, changes in expected production, discount rates and gold price have a significant impact on the fair value of the liability.

Results of Consolidated Operations

	Gold or Copper		Costs Applicable		Depreciation and		All-In Sustaining
	Produced		to Sales (1)		Amortization		Costs (2)
	2015	2014	2015	2014	2015	2014	2015	2014
Three Months Ended September 30,
GOLD	(ounces in thousands)		($ per ounce)		($ per ounce)		($ per ounce)
North America	434	428	$750	$773	$190	$151	$955	$1,030
South America	242	250	615	507	343	301	907	778
Asia Pacific	669	360	533	913	120	178	661	1,131
Africa	193	213	527	436	181	152	723	549
Total/Weighted-Average	1,538	1,251	$608	$705	$190	$192	$835	$995
Attributable to Newmont (3)	1,340	1,154

COPPER	(pounds in millions)		($ per pound)		($ per pound)		($ per pound)
North America	12	11	$1.95	$2.13	$0.43	$0.35	$2.43	$2.73
Asia Pacific	168	23	1.08	6.77	0.20	1.78	1.46	7.68
Total/Weighted-Average	180	34	$1.15	$5.73	$0.22	$1.46	$1.54	$6.61
Attributable to Newmont	105	30

COPPER	(tonnes in thousands)
North America	5	5
Asia Pacific	77	10
Total/Weighted-Average	82	15
Attributable to Newmont	48	13

	Gold or Copper		Costs Applicable		Depreciation and		All-In Sustaining
	Produced		to Sales (1)		Amortization		Costs (2)
	2015	2014	2015	2014	2015	2014	2015	2014
Nine Months Ended September 30,
GOLD	(ounces in thousands)		($ per ounce)		($ per ounce)		($ per ounce)
North America	1,216	1,235	$734	$760	$180	$157	$942	$1,007
South America	706	648	566	830	318	406	860	1,159
Asia Pacific	1,776	1,284	602	814	129	176	745	1,002
Africa	604	675	488	444	181	159	688	619
Total/Weighted-Average	4,302	3,842	$618	$733	$187	$209	$864	$1,031
Attributable to Newmont (4)	3,789	3,584

COPPER	(pounds in millions)		($ per pound)		($ per pound)		($ per pound)
North America	36	35	$1.91	$2.28	$0.43	$0.35	$2.28	$2.83
Asia Pacific	440	138	1.16	4.24	0.21	1.05	1.55	5.38
Total/Weighted-Average	476	173	$1.22	$3.75	$0.22	$0.87	$1.61	$4.74
Attributable to Newmont	280	128

COPPER	(tonnes in thousands)
North America	16	16
Asia Pacific	200	63
Total/Weighted-Average	216	79
Attributable to Newmont	127	58

(1)	Excludes Depreciation and amortization and Reclamation and remediation.
(2)	All-In Sustaining Costs is a non-GAAP financial measure. See page 63 for a reconciliation.
(3)	Includes 16 and 8 attributable ounces in 2015 and 2014, respectively, from our interest in La Zanja and 14 and 18 ounces in 2015 and 2014, respectively, from our interest in Duketon.
(4)	Includes 48 and 31 attributable ounces in 2015 and 2014, respectively, from our interest in La Zanja and 42 and 43 attributable ounces in 2015 and 2014, respectively, from our interest in Duketon.

Third quarter 2015 compared to 2014

Consolidated gold production increased 23% primarily due to higher production at our Asia Pacific operations and from the acquisition of CC&V included in our North America Operations, partially offset by lower production from Africa and South America and the sale of La Herradura. Consolidated copper production increased 429% due to higher production from Asia Pacific as a result of accessing phase 6 ore at Batu Hijau in addition to the temporary export ban in 2014.

Costs applicable to sales per consolidated gold ounce and copper pound sold decreased 14% and 80%, respectively, due to lower direct operating costs, lower fuel prices, a favorable Australian dollar/U.S. dollar exchange rate, and higher gold and copper production due to higher ore grade mined and lower stockpile and leach pad inventory adjustments.

Depreciation and amortization decreased 1% and 85% per gold ounce and copper pound sold, respectively, due to higher gold and copper production, lower stockpile and leach pad inventory adjustments from higher ore grade processed, and the sale of La Herradura, partially offset by lower production at our South America and Africa operations.

First nine months 2015 compared to 2014

Consolidated gold production increased 12% due to higher production at our Asia Pacific and South America operations, partially offset by lower production from Africa and North America and the sale of Midas, Jundee and La Herradura. Consolidated copper production increased 175% primarily due to higher production from Asia Pacific as a result of accessing higher grade ore at Batu Hijau.

Costs applicable to sales per consolidated gold ounce and copper pound sold decreased 16% and 67%, respectively, due to lower direct operating costs, lower fuel prices, a favorable Australian dollar/U.S. dollar exchange rate, and higher gold and copper production, in addition to lower stockpile and leach pad inventory adjustments from higher ore grade mined.

Depreciation and amortization decreased 11% and 75% per gold ounce and copper pound sold, respectively, due to higher gold and copper production, lower stockpile and leach pad inventory adjustments from higher ore grade processed, and the sale of Jundee and La Herradura, partially offset by lower production at our North America and Africa operations.

North America Operations

	Gold or Copper		Costs Applicable		Depreciation and		All‑In Sustaining
	Produced		to Sales (1)		Amortization		Costs (2)
	2015	2014	2015	2014	2015	2014	2015	2014
Three Months Ended September 30,
Gold	(ounces in thousands)		($ per ounce)		($ per ounce)		($ per ounce)
Carlin	231	236	$901	$865	$230	$170	$1,147	$1,081
Phoenix	53	56	805	734	208	136	949	892
Twin Creeks	119	89	559	478	110	76	655	778
La Herradura (3)	—	47	—	932	—	218	—	1,170
CC&V (4)	31	—	295	—	165	—	394	—
Total/Weighted-Average	434	428	$750	$773	$190	$151	$955	$1,030

Copper	(pounds in millions)		($ per pound)		($ per pound)		($ per pound)
Phoenix	12	11	$1.95	$2.13	$0.43	$0.35	$2.43	$2.73
	(tonnes in thousands)
Phoenix	5	5

	Gold or Copper		Costs Applicable		Depreciation and		All‑In Sustaining
	Produced		to Sales (1)		Amortization		Costs (2)
	2015	2014	2015	2014	2015	2014	2015	2014
Nine Months Ended September 30,
Gold	(ounces in thousands)		($ per ounce)		($ per ounce)		($ per ounce)
Carlin	660	674	$864	$900	$218	$176	$1,085	$1,082
Phoenix	160	161	781	657	198	131	955	808
Twin Creeks	365	279	519	508	105	93	653	834
La Herradura (3)	—	121	—	736	—	243	—	1,009
CC&V (4)	31	—	295	—	165	—	394	—
Total/Weighted-Average	1,216	1,235	$734	$760	$180	$157	$942	$1,007

Copper	(pounds in millions)		($ per pound)		($ per pound)		($ per pound)
Phoenix	36	35	$1.91	$2.28	$0.43	$0.35	$2.28	$2.83
	(tonnes in thousands)
Phoenix	16	16

(1)	Excludes Depreciation and amortization and Reclamation and remediation.
(2)	All-In Sustaining Costs is a non-GAAP financial measure. See page 63 for a reconciliation.
(3)	On October 6, 2014, the Company sold its 44% interest in La Herradura.
(4)	On August 3, 2015, the Company acquired the CC&V gold mining business.

Third quarter 2015 compared to 2014

Carlin, USA. Gold ounces produced decreased 2% compared to the prior year due to lower recoveries at Mill 5 and lower recovery at South Area Leach. Costs applicable to sales per ounce increased 4% primarily due to higher underground operating costs at Leeville and lower production, partially offset by lower oil prices. Depreciation and amortization per ounce increased 35% due to lower production and capital additions in the current year.

Phoenix, USA.  Gold ounces produced decreased 5% due to lower mill throughput and lower grade. Copper pounds produced increased 9% due to higher recovery and ore grade milled in addition to higher leach plant efficiency rates. Costs applicable to sales per ounce increased 10% primarily due to a higher allocation of costs to gold, partially offset by lower oil prices. Costs applicable to sales per pound decreased 8% due to a lower allocation of costs to copper in addition to higher leach production and lower oil prices.  Depreciation and amortization per ounce increased 53% due to a higher allocation of costs to gold and capital additions in the current year. Depreciation and amortization per pound increased 23% due to capital additions in the current year, partially offset by higher copper production and a lower allocation of costs to copper.

Twin Creeks, USA. Gold ounces produced increased 34% as a result of the completion of the planned stripping campaign. Costs applicable to sales per ounce increased 17% due to lower capitalization of waste tons, partially offset by higher production and lower oil prices. Depreciation and amortization per ounce increased 45% due to capital additions in the current year, partially offset by higher production.

La Herradura, Mexico. We completed the sale of our 44% interest in La Herradura on October 6, 2014.

CC&V, USA. We purchased 100% of the Cripple Creek & Victor gold mining business in Colorado from AngloGold Ashanti Limited on August 3, 2015.

First nine months 2015 compared to 2014

Carlin, USA. Gold ounces produced decreased 2% primarily due to lower leach placement and recoveries at South Area Leach. Costs applicable to sales per ounce decreased 4% due to a reduction of tons processed and increased ore grade at Mill 5 in addition to lower tons processed and higher ore grade and recovery at Mill 6, lower direct operating costs associated with Full Potential projects and lower oil prices. Depreciation and amortization per ounce increased 24% due to lower ounces sold and capital additions in the current year.

Phoenix, USA. Gold ounces produced were in line with prior year. Copper pounds produced increased 3%. Costs applicable to sales per ounce increased 19% primarily due to a higher allocation of costs to gold, partially offset by lower oil prices. Costs applicable to sales per pound decreased 16% due to a lower allocation of costs to copper in addition to higher copper pounds sold and lower oil prices. Depreciation and amortization increased 51% per ounce due to a higher allocation of costs to gold and capital additions. Depreciation and amortization increased 23% per pound due to capital additions, partially offset by higher pounds sold and a lower allocation of costs to copper.

Twin Creeks, USA. Gold ounces produced increased 31% due to higher leached tons and mill grade as a result of completing the stripping campaign. Costs applicable to sales per ounce increased 2% due to lower capitalization of waste tons, partially offset by higher production and lower oil prices. Depreciation and amortization per ounce increased 13% due to capital additions in the current year, partially offset by higher production.

La Herradura, Mexico. We completed the sale of our 44% interest in La Herradura on October 6, 2014.

CC&V, USA. We purchased 100% of the Cripple Creek & Victor gold mining business in Colorado from AngloGold Ashanti Limited on August 3, 2015.

South America Operations

	Gold or Copper		Costs Applicable		Depreciation and		All‑In Sustaining
	Produced		to Sales (1)		Amortization		Costs (2)
	2015	2014	2015	2014	2015	2014	2015	2014
Three Months Ended September 30,	(in thousands)		($ per ounce)		($ per ounce)		($ per ounce)
Yanacocha	242	250	$615	$507	$343	$301	$868	$738
Yanacocha (48.65%)	(117)	(122)
La Zanja (46.94%)	16	8
Attributable to Newmont	141	136

	Gold or Copper		Costs Applicable		Depreciation and		All‑In Sustaining
	Produced		to Sales (1)		Amortization		Costs (2)
	2015	2014	2015	2014	2015	2014	2015	2014
Nine Months Ended September 30,	(in thousands)		($ per ounce)		($ per ounce)		($ per ounce)
Yanacocha	706	648	$566	$830	$318	$406	$813	$1,116
Yanacocha (48.65%)	(343)	(315)
La Zanja (46.94%)	48	31
Attributable to Newmont	411	364

(1)	Excludes Depreciation and amortization and Reclamation and remediation.
(2)	All-In Sustaining Costs is a non-GAAP financial measure. See page 63 for a reconciliation.

Third quarter 2015 compared to 2014

Yanacocha, Peru. Gold production decreased 3% primarily due to lower ore grade milled from lower ore grade mined at Tapado Oeste, partially offset by a reduction of leach pad inventory. Costs applicable to sales per ounce increased 21% due to higher direct operating costs and higher leach pad inventory adjustments, partially offset by lower production taxes, royalties and selling expenses. Depreciation and amortization per ounce increased 14% from higher leach pad inventory adjustments, higher amortization rates and lower production.

First nine months 2015 compared to 2014

Yanacocha, Peru. Gold production increased 9% primarily due to higher leach production from higher ore tons mined at La Quinua, Cerro Negro and Tapado Oeste and higher ore grade milled, partially offset by lower mill throughput and recovery. Costs applicable to sales per ounce decreased 32% due to lower operating costs, higher grade and production, lower leach pad inventory adjustments and favorable by-product credits. Depreciation and amortization per ounce decreased 22% due to higher production and higher ore grade mined.

Asia Pacific Operations

	Gold or Copper		Costs Applicable		Depreciation and		All In Sustaining
	Produced		to Sales (1)		Amortization		Costs (2)
	2015	2014	2015	2014	2015	2014	2015	2014
Three Months Ended September 30,
Gold	(ounces in thousands)		($ per ounce)		($ per ounce)		($ per ounce)
Boddington	205	165	$630	$935	$130	$158	$712	$1,050
Tanami	126	72	435	855	181	216	595	1,179
Jundee (3)	—	—	—	154	—	202	—	—
Waihi	33	39	407	548	149	180	517	667
Kalgoorlie	89	82	788	874	59	53	872	1,062
Batu Hijau	216	2	403	2,869	76	819	541	3,556
Total/Weighted-Average	669	360	$533	$913	$120	$178	$661	$1,131
Batu Hijau (51.5%)	(111)	(1)
Duketon (19.45%)	14	18
Attributable to Newmont	572	377

Copper	(pounds in millions)		($ per pound)		($ per pound)		($ per pound)
Boddington	21	16	$1.66	$2.47	$0.32	$0.38	$2.05	$2.94
Batu Hijau	147	7	1.00	9.81	0.18	2.76	1.37	11.17
Total/Weighted-Average	168	23	$1.08	$6.77	$0.20	$1.78	$1.46	$7.68
Batu Hijau (51.5%)	(75)	(4)
Attributable to Newmont	93	19

	(tonnes in thousands)
Boddington	10	7
Batu Hijau	67	3
Total/Weighted-Average	77	10
Batu Hijau (51.5%)	(34)	(2)
Attributable to Newmont	43	8

	Gold or Copper		Costs Applicable		Depreciation and		All-In Sustaining
	Produced		to Sales (1)		Amortization		Costs (2)
	2015	2014	2015	2014	2015	2014	2015	2014
Nine Months Ended September 30,
Gold	(ounces in thousands)		($ per ounce)		($ per ounce)		($ per ounce)
Boddington	590	507	$701	$894	$138	$157	$803	$1,025
Tanami	341	251	502	734	187	206	686	1,016
Jundee (3)	—	138	—	610	—	243	—	771
Waihi	107	106	463	567	120	181	544	647
Kalgoorlie	234	249	882	860	68	57	987	964
Batu Hijau	504	33	440	1,827	82	532	585	2,417
Total/Weighted-Average	1,776	1,284	$602	$814	$129	$176	$745	$1,002
Batu Hijau (51.5%)	(260)	(17)
Duketon (19.45%)	42	43
Attributable to Newmont	1,558	1,310

Copper	(pounds in millions)		($ per pound)		($ per pound)		($ per pound)
Boddington	59	50	$1.76	$2.51	$0.32	$0.40	$2.11	$3.18
Batu Hijau	381	88	1.07	5.50	0.19	1.52	1.46	7.00
Total/Weighted-Average	440	138	$1.16	$4.24	$0.21	$1.05	$1.55	$5.38
Batu Hijau (51.5%)	(196)	(45)
Attributable to Newmont	244	93

	(tonnes in thousands)
Boddington	27	23
Batu Hijau	173	40
Total/Weighted-Average	200	63
Batu Hijau (51.5%)	(89)	(21)
Attributable to Newmont	111	42

(1)	Excludes Depreciation and amortization and Reclamation and remediation.
(2)	All-In Sustaining Costs is a non-GAAP financial measure. See page 63 for a reconciliation.
(3)	The Jundee mine was sold July 1, 2014.

Third quarter 2015 compared to 2014

Boddington, Australia. Gold production increased 24% due to higher ore grade milled, higher throughput as a result of increased mill utilization and higher recovery. Copper production increased 31% primarily due to higher ore grade milled as a result of higher ore grade mined, higher throughput and higher recovery. Costs applicable to sales decreased 33% per ounce and 33% per pound, respectively, due to higher production, stockpile inventory adjustments in the prior year period, a favorable foreign currency exchange rate, lower oil prices and lower mill maintenance, mining and selling costs. Depreciation and amortization per ounce and per pound decreased 18% and 16%, respectively, due to higher production and stockpile inventory adjustments in the prior year period.

Tanami, Australia. Gold ounces produced increased 75% primarily due to higher ore grade milled as a result of higher ore grade mined, higher throughput as a result of increased ore tons mined, and higher recovery. Costs applicable to sales decreased 49% per ounce mainly due to higher production, lower operating costs as a result of higher capital mine development, a favorable foreign currency exchange rate and lower oil prices. Depreciation and amortization decreased 16% per ounce primarily due to higher production.

Waihi, New Zealand. Gold ounces produced decreased 15% primarily due to lower throughput as a result of reduced ore availability due to suspending open pit activities, lower recovery and an increase of gold in-circuit inventory, partially offset by higher ore grade milled as a result of an increase in underground ore tons processed. Costs applicable to sales decreased 26% per ounce primarily due to lower operating costs, a favorable foreign currency exchange rate and lower oil prices, partially offset by lower production. Depreciation and amortization decreased 17% per ounce primarily due to the suspension of open pit activities. On June 5, 2015, the Company entered into an agreement with OceanaGold Corporation to sell its interest in Waihi, which is expected to close in the fourth quarter of 2015.

Kalgoorlie, Australia. Gold ounces produced increased 9% due to higher throughput, partially offset by lower recovery and an increase of gold in-circuit inventory. Costs applicable to sales decreased 10% per ounce primarily due to higher production, a favorable foreign currency exchange rate and lower oil prices. Depreciation and amortization increased 11% per ounce primarily due to higher amortization rates, partially offset by higher production. On May 1, 2015, Newmont assumed management oversight of the Kalgoorlie operations, under the new Management Services Agreement signed by the joint venture partners. Newmont maintained its ownership percentage at 50%.

Batu Hijau, Indonesia. Gold ounces and copper pounds produced increased 10,700% and 2,000%, respectively, primarily due to higher ore grade mined from accessing phase 6 ore and the export issues in 2014. Costs applicable to sales and Depreciation and amortization included $37 and $27, respectively, of abnormal costs related to the suspended operation in the prior year period. Costs applicable to sales decreased 86% per ounce and 90% per pound primarily due to higher production and stockpile inventory adjustments in the prior year period. Depreciation and amortization decreased 91% per ounce and 93% per pound primarily due to higher production and stockpile inventory adjustments in the prior year period.

First nine months 2015 compared to 2014

Boddington, Australia. Gold production increased 16% primarily due to higher ore grade milled and higher mill throughput. Copper production increased 18% due to higher ore grade milled and higher throughput and recovery. Costs applicable to sales decreased 22% per ounce and 30% per pound primarily due to higher production, lower stockpile inventory adjustments, a favorable foreign currency exchange rate, lower oil prices and lower mill maintenance and site support costs. Depreciation and amortization decreased 12% per ounce and 20% per pound due to higher production and lower stockpile inventory adjustments.

Tanami, Australia. Gold ounces produced increased 36% mainly due to higher ore grade milled as a result of higher ore grade mined and higher throughput from increased mill utilization and increased ore tons mined. Costs applicable to sales decreased 32% per ounce due to increased production, lower operating costs as a result of higher capital mine development, a favorable foreign currency exchange rate and lower oil prices. Depreciation and amortization decreased 9% per ounce primarily due to higher production.

Waihi, New Zealand. Gold ounces produced increased 1% due to higher ore grade milled as a result of a higher underground ore grade mined and an increase in underground ore tons processed, and an increase of gold in-circuit inventory in the prior year period, partially offset by lower throughput as a result of suspended open pit activities. Costs applicable to sales decreased 18% per ounce mainly due to reduced operating costs, a favorable foreign currency exchange rate and lower oil prices. Depreciation and amortization decreased 34% per ounce primarily due to the suspension of open pit activities.

In April 2015, the Waihi Martha open pit experienced two slips on the north wall and as a result all pit activities have been temporarily suspended to protect our people and assets. The underground, processing and other operations have continued to operate without disruption. See Item1A, Risk Factors in Newmont’s Annual Report on Form 10-K for the year ended December 31, 2014 filed February 20, 2015 for a description of geotechnical challenges, which could impact our production and profitability.  On June 5, 2015, the Company entered into an agreement with OceanaGold Corporation to sell its interest in Waihi, which is expected to close in the fourth quarter of 2015.

Kalgoorlie, Australia. Gold ounces produced decreased 6% primarily due to lower mill recovery and a reduction of gold in-circuit inventory in the prior year period. Costs applicable to sales increased 3% per ounce due to lower production, partially offset by a favorable foreign currency exchange rate and lower oil prices. Depreciation and amortization increased 19% per ounce due to lower production and higher amortization rates. On May 1, 2015, Newmont assumed management oversight of the Kalgoorlie operations, under the new Management Services Agreement signed by the joint venture partners. Newmont maintained its ownership percentage at 50%.

Batu Hijau, Indonesia. Gold and copper production increased 1,427% and 333%, respectively, primarily due to higher ore grade mined from accessing phase 6 ore, higher metal recovery and throughput, and the export issues in 2014. Costs applicable to sales and Depreciation and amortization included $53 and $37, respectively, of abnormal costs related to the suspended operation in the prior year period. Costs applicable to sales decreased 76% per ounce primarily due to higher production and stockpile inventory adjustments in the prior year period, partially offset by higher costs allocated to gold. Costs applicable to sales decreased 81% per pound primarily due to higher production, stockpile inventory adjustments in the prior year period and lower costs allocated to copper. Depreciation and amortization decreased 85% per ounce due to higher production, stockpile inventory adjustments in the prior year period, partially offset by higher costs allocated to gold. Depreciation and amortization decreased 88% per pound due to higher production, stockpile inventory adjustments in the prior year period and lower costs allocated to copper.

Africa Operations

	Gold or Copper		Costs Applicable		Depreciation and		All-In Sustaining
	Produced		to Sales (1)		Amortization		Costs (2)
	2015	2014	2015	2014	2015	2014	2015	2014
Three Months Ended September 30,	(in thousands)		($ per ounce)		($ per ounce)		($ per ounce)
Ahafo	77	107	$635	$510	$140	$127	$873	$676
Akyem	116	106	453	361	209	178	603	402
Total / Weighted Average	193	213	$527	$436	$181	$152	$723	$549

	Gold or Copper		Costs Applicable		Depreciation and		All-In Sustaining
	Produced		to Sales (1)		Amortization		Costs (2)
	2015	2014	2015	2014	2015	2014	2015	2014
Nine Months Ended September 30,	(in thousands)		($ per ounce)		($ per ounce)		($ per ounce)
Ahafo	252	337	$589	$533	$154	$136	$849	$814
Akyem	352	338	416	355	200	181	548	392
Total / Weighted Average	604	675	$488	$444	$181	$159	$688	$619

(1)	Excludes Depreciation and amortization and Reclamation and remediation.
(2)	All-In Sustaining Costs is a non-GAAP financial measure. See page 63 for a reconciliation.

Third quarter 2015 compared to 2014

Ahafo, Ghana. Gold production decreased 28% primarily due to lower ore grade milled, lower recovery and an increase of in-circuit inventory, partially offset by higher throughput. Costs applicable to sales per ounce increased 25% primarily due to lower production and higher milling costs, partially offset by lower mining costs, lower royalties and selling expenses from lower sales. Depreciation and amortization per ounce increased 10% due to lower production and higher amortization rates.

Akyem, Ghana. Gold production increased 9% mainly due to a lower build of in-circuit inventory compared to the prior year period and higher ore grade milled, partially offset by lower throughput and recovery. Costs applicable to sales per ounce increased 25% due to higher direct costs, partially offset by higher production. Depreciation and amortization per ounce increased 17% due to higher amortization rates, partially offset by higher production.

First nine months 2015 compared to 2014

Ahafo, Ghana. Gold production decreased 25% due to lower ore grade milled, lower throughput as a result of load shedding requirements related to the power shortage in Ghana and lower mill recovery, partially offset by a reduction of in-circuit inventory. Costs applicable to sales per ounce increased 11% due to lower production, partially offset by lower operating costs. Depreciation and amortization per ounce increased 13% due to lower production, partially offset by lower amortization rates.

Akyem, Ghana. Gold production increased 4% due to higher ore grade milled and a reduction of in-circuit inventory, partially offset by lower throughput as a result of load shedding requirements related to the power shortage in Ghana. Costs applicable to sales per ounce increased 17% due to higher mining and site support costs, partially offset by higher production and lower milling costs. Depreciation and amortization per ounce increased 10% due to higher amortization rates, partially offset by higher production.

Foreign Currency Exchange Rates

Our foreign operations sell their gold and copper production based on U.S. dollar metal prices. Approximately 31% and 50% of Costs applicable to sales for our foreign operations were paid in currencies other than the U.S. dollar during the third quarter of 2015 and 2014, respectively. Approximately 35% and 46% of Costs applicable to sales for our foreign operations were paid in currencies other than the U.S. dollar during the first nine months of 2015 and 2014, respectively. Variations in the local currency exchange rates in relation to the U.S. dollar at our foreign mining operations decreased Costs applicable to sales by approximately $33 per ounce and $30 per ounce, net of hedging losses, during the third quarter and first nine months of 2015, respectively, compared to the same periods in 2014.

Liquidity and Capital Resources

Cash Provided by Operating Activities

Net cash provided by continuing operations was $1,882 in the first nine months of 2015, an increase of $993 from the first nine months of 2014, primarily due to an increase in consolidated gold ounces sold and copper pounds sold, a decrease in direct operating costs and an improvement in working capital, partially offset by a decrease in average realized gold and copper prices.

Investing Activities

Net cash used in investing activities increased to $1,652 during first nine months of 2015 compared to $592 during the same period of 2014, respectively. Additions to property, plant and mine development were as follows:

	Nine Months Ended
	September 30,
	2015	2014
North America:
Carlin	$189	$170
Phoenix	20	22
Twin Creeks	39	86
CC&V	27	—
La Herradura	—	20
Other North America	59	11
	334	309
South America:
Yanacocha	62	58
Other South America	—	30
	62	88
Asia Pacific:
Boddington	42	63
Tanami	68	58
Jundee	—	15
Waihi	11	10
Kalgoorlie	14	16
Batu Hijau	64	44
Other Asia Pacific	3	4
	202	210
Africa:
Ahafo	66	72
Akyem	31	14
	97	86
Corporate and Other	287	44
Accrual basis	982	737
Decrease (increase) in accrued capital expenditures and other non-cash adjustments	(41)	29
Cash basis	$941	$766

Capital expenditures in North America during the first nine months of 2015 primarily related to the development of the Turf Vent Shaft project, development of the Long Canyon project, the mine life extension project at CC&V, surface and underground mine development, tailings facility construction and capitalized component purchases. Capital expenditures in South America were primarily related to construction of water treatment facilities, a tailings facility expansion, capitalized component purchases and infrastructure improvements. The majority of capital expenditures in Asia Pacific were for underground mine development, tailings and support facility construction and mining equipment purchases in Australia and New Zealand and equipment and capitalized component purchases in Batu Hijau. Capital expenditures in Africa were related to tailings facility expansion, regional back up or supplemental power, capitalized component purchases, Subika Underground and the Ahafo mill expansion. Capital expenditures in Corporate and Other were primarily related to the Merian project.

Capital expenditures in North America during the first nine months of 2014 primarily related to the development of the Turf Vent Shaft project, capitalized drilling and engineering at Long Canyon, surface and underground mine development, capitalized exploration drilling, infrastructure improvements and tailings facility upgrades. Capital expenditures in South America were primarily related to the Conga project, the Yanacocha Water Treatment Project, leach pad expansions and upgrades and capitalized equipment component purchases. The majority of capital expenditures in Asia Pacific were for the Correnso project in Waihi, underground mine development, processing equipment, tailings facility construction, mining equipment and equipment component purchases and infrastructure improvements in Australia and New Zealand and equipment and equipment component purchases in Batu Hijau. Capital expenditures in Africa were related to Subika Expansion studies as well as tailings facility construction and equipment and equipment component purchases. Capital expenditures in Corporate and Other were primarily related to the Merian project.

Acquisitions, net. During the first nine months of 2015 we purchased the CC&V gold mining business in Colorado from AngloGold Ashanti Limited for $819 ($821 consideration, net of $2 cash acquired). During the first nine months of 2014 we purchased the remaining 20% noncontrolling interest in the Merian project. Subsequent to this purchase, we sold a 25% equity ownership in the Merian project to the government of Suriname which was reported as financing activities in our Form 10-K for the year ended December 31, 2015 filed February 20, 2015.

Sales of investments. During the first nine months of 2015 we received $29 primarily from the maturity of a Certificate of Deposit for $25. During the first nine months of 2014 we received $25 primarily from the sale of Paladin Energy Ltd. securities.

Proceeds from sale of other assets. During the first nine months of 2015 we received $126, of which, $70 was from the sale of Valcambi ($119 cash proceeds, net of $49 cash transferred), $38 from the sale of Hemlo mineral rights in Ontario, Canada, $12 from the sale of the Valmy property in Nevada and $6 from the sale of Relief Canyon in Nevada. During the first nine months of 2014 we received $191, of which, $94 was from the sale of Jundee, $57 from the sale of Midas, $19 from the sale of equipment at Conga and $15 from the sale of McCoy Cove.

Financing Activities

Net cash provided by (used in) financing activities was $361 and $(53) during the first nine months of 2015 and 2014, respectively.

Proceeds from and repayment of debt. During the first nine months of 2015 we paid $332 in debt, of which $200 was for the 2019 term loan facility, $105 was for the PTNNT revolving credit facility and $25 was for debt for Africa. During the first nine months of 2014, we received net proceeds from debt of $596, of which $575 was from the 2019 term loan facility, and we paid $581 in debt, of which $575 was used to settle the 2014 Convertible Senior Notes.

Scheduled minimum debt repayments are $50 for the remainder of 2015, $212 in 2016, $765 in 2017, $nil in 2018, $1,175 in 2019 and $4,200 thereafter. We generally expect to be able to fund maturities of debt from Net cash provided by operating activities, short-term investments, existing cash balances and available credit facilities. Depending upon market conditions and strategic considerations, we may choose to refinance some maturing debt in the capital markets.

At September 30, 2015 and 2014, we were in compliance with all debt covenants and provisions related to potential defaults.

Proceeds from stock issuance, net. During the first nine months of 2015 we received $675 in net proceeds from a common stock issuance. We used the proceeds from the common stock sale, supplemented with cash from our balance sheet, to fund the acquisition of the Cripple Creek & Victor gold mining business in Colorado from AngloGold Ashanti Limited.

Sale of noncontrolling interests. We received $37 in proceeds during the first nine months of 2015, of which, $34 related to TMAC’s private placement to raise funds and $3 was for the remaining payment from the government of Suriname for the 25% ownership in the Merian project. We received $71 in proceeds during the first nine months of 2014 related to TMAC’s private placement to raise funds.

Funding from noncontrolling interests. We received $89 in funding during the first nine months of 2015 for the Merian project.

Acquisition of noncontrolling interests. In the first nine months of 2015 and 2014, we advanced certain funds to PTPI, an unrelated noncontrolling shareholder of PTNNT, in accordance with a loan agreement. Our economic interest in PTNNT did not change as a result of these transactions.

Dividends paid to common stockholders. We declared regular quarterly dividends totaling $0.075 and $0.200 per common share for the nine months ended September 30, 2015 and 2014, respectively. We paid dividends of $38 and $102 to common stockholders in the first nine months of 2015 and 2014, respectively.

Restricted cash and other. At September 30, 2015, we classified $59 as restricted cash at PTNNT, of which $45 was for a revolving credit facility payment that will be paid during the fourth quarter of 2015 and $14 was for a reclamation bond. In the first nine months of 2014 we classified $28 as restricted cash, primarily at PTNNT.

Discontinued Operations

Net operating cash used in discontinued operations was $9 and $10 in the first nine months of 2015 and 2014, respectively, related to payments on the Holt property royalty.

Off-Balance Sheet Arrangements

We have the following off-balance sheet arrangements: operating leases (as discussed in Note 27 to the Consolidated Financial Statements for the year ended December 31, 2014, filed on February 20, 2015 on Form 10-K) and $1,954 of outstanding letters of credit, surety bonds and bank guarantees (see Note 26 to the Condensed Consolidated Financial Statements). At September 30, 2015, $87 of the $3,000 corporate revolving credit facility was used to secure the issuance of letters of credit, primarily supporting reclamation obligations.

We also have sales agreements or commitments to sell copper and gold concentrates at market prices as follows (in thousands of tons):

	2015	2016	2017	2018	2019	Thereafter
Batu Hijau	208	777	––	––	––	––
Boddington	72	209	209	165	66	66
Phoenix	51	48	49	––	––	––
	331	1,034	258	165	66	66

Other Liquidity Matters

At September 30, 2015, the Company had $2,964 in cash and cash equivalents, of which $1,808 was held in foreign subsidiaries and is primarily held in U.S. dollar denominated accounts with the remainder in foreign currencies readily convertible to U.S. dollars. At September 30, 2015, $751 of the consolidated cash and cash equivalents was attributable to noncontrolling interests primarily related to our Indonesian and Peruvian operations which is being held to fund those operations and development projects. At September 30, 2015, $1,734 in consolidated cash and cash equivalents ($992 attributable to Newmont) was held at certain foreign subsidiaries that, if repatriated, may be subject to withholding taxes. The repatriation of this cash and the applicable withholding taxes would generate foreign tax credits in the U.S. As a result, we expect that there would be no additional tax burden upon repatriation after considering the cash cost associated with the withholding taxes.

We believe that our liquidity and capital resources from U.S. operations and flow-through foreign subsidiaries are adequate to fund our U.S. operations and corporate activities.

Environmental

Our mining and exploration activities are subject to various federal and state laws and regulations governing the protection of the environment. We have made, and expect to make in the future, expenditures to comply with such laws and regulations, but cannot predict the full amount of such future expenditures. At September 30, 2015 and December 31, 2014, $1,611 and $1,497, respectively, were accrued for reclamation costs relating to currently or recently producing mineral properties.

In addition, we are involved in several matters concerning environmental obligations associated with former mining activities. Based upon our best estimate of our liability for these matters, $163 and $192 were accrued for such obligations at September 30, 2015 and December 31, 2014, respectively. We spent $33 and $29 during the first nine months of 2015 and 2014, respectively, for environmental obligations related to the former, primarily historic, mining activities and have classified $26 as a current liability at September 30, 2015.

During the first nine months of 2015 and 2014, capital expenditures were approximately $91 and $90, respectively, to comply with environmental regulations.

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

Earnings before interest, taxes and depreciation and amortization and Adjusted earnings before interest, taxes and depreciation and amortization

Management uses Earnings before interest, taxes and depreciation and amortization (“EBITDA”) and EBITDA adjusted for non-core or certain items that have a disproportionate impact on our results for a particular period (“Adjusted EBITDA”) as non-GAAP measures to evaluate the Company’s operating performance. EBITDA and Adjusted EBITDA do not represent, and should not be considered an alternative to, net earnings (loss), operating earnings (loss), or cash flow from operations as those terms are defined by GAAP, and does not necessarily indicate whether cash flows will be sufficient to fund cash needs. Although Adjusted EBITDA and similar measures are frequently used as measures of operations and the ability to meet debt service requirements by other companies, our calculation of Adjusted EBITDA is not necessarily comparable to such other similarly titled captions of other companies. The Company believes that Adjusted EBITDA provides useful information to investors and others in understanding and evaluating our operating results in the same manner as our management and board of directors. Management’s determination of the components of Adjusted EBITDA are evaluated periodically and based, in part, on a review of non-GAAP financial measures used by mining industry analysts. Net income (loss) attributable to Newmont stockholders is reconciled to EBITDA and Adjusted EBITDA as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Net income (loss) attributable to Newmont stockholders	$219	$213	$474	$493
Net income (loss) attributable to noncontrolling interests	66	(138)	188	(225)
Loss (income) from discontinued operations	(17)	(3)	(34)	16
Equity loss (income) of affiliates	18	—	34	(2)
Income and mining tax expense (benefit)	151	(47)	496	(22)
Depreciation and amortization	331	318	896	922
Interest expense, net	81	89	248	276
EBITDA	$849	$432	$2,302	$1,458
Adjustments:
Impairments and loss provisions	$32	$8	$108	$22
Restructuring and other	12	19	26	32
Acquisitions costs	7	—	15	—
Gain on deconsolidation of TMAC	(76)	—	(76)	—
Loss (gain) on asset and investment sales	(66)	(41)	(109)	(93)
Abnormal production costs at Batu Hijau	—	37	—	53
Adjusted EBITDA	$758	$455	$2,266	$1,472

Adjusted net income (loss)

Management uses Adjusted net income (loss) to evaluate the Company’s operating performance, and for planning and forecasting future business operations. The Company believes the use of Adjusted net income (loss) allows investors and analysts to understand the results of the continuing operations of the Company and its direct and indirect subsidiaries relating to the production and sale of minerals, by excluding certain items that have a disproportionate impact on our results for a particular period. The net income (loss) adjustments are presented net of tax generally at the Company’s statutory effective tax rate of 35% and net of our partners’ noncontrolling interests when applicable. The impact of the adjustments through the Company’s Valuation allowance is shown separately. The tax valuation allowance adjustment includes items such as foreign tax credits, alternative minimum tax credits, capital losses and disallowed foreign losses. Management’s determination of the components of Adjusted net income (loss) are evaluated periodically and based, in part, on a review of non-GAAP financial measures used by mining industry analysts. Net income (loss) attributable to Newmont stockholders is reconciled to Adjusted net income (loss) as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Net income (loss) attributable to Newmont stockholders	$219	$213	$474	$493
Loss (income) from discontinued operations (1)	(17)	(3)	(34)	16
Impairments and loss provisions (2)	21	5	70	12
Tax valuation allowance	(24)	21	65	(77)
Restructuring and other (3)	7	11	14	18
Acquisition costs (4)	5	—	10	—
Loss (gain) on asset and investment sales (5)	(36)	(17)	(63)	(31)
Abnormal production costs at Batu Hijau (6)	—	19	—	28
Gain on deconsolidation of TMAC (7)	(49)	—	(49)	—
Adjusted net income (loss)	$126	$249	$487	$459

Net income (loss) per share, basic	$0.42	$0.43	$0.93	$0.98
Loss (income) from discontinued operations, net of taxes	(0.04)	(0.01)	(0.07)	0.03
Impairments and loss provisions, net of taxes	0.05	0.01	0.14	0.02
Tax valuation allowance	(0.05)	0.04	0.13	(0.15)
Restructuring and other, net of taxes	0.02	0.02	0.03	0.04
Acquisition costs, net of taxes	0.01	—	0.02	—
Loss (gain) on asset and investment sales, net of taxes	(0.07)	(0.03)	(0.12)	(0.06)
Abnormal production costs at Batu Hijau, net of taxes	—	0.04	—	0.06
Gain on deconsolidation of TMAC, net of taxes	(0.10)	—	(0.10)	—
Adjusted net income (loss) per share, basic	$0.24	$0.50	$0.96	$0.92

Net income (loss) per share, diluted	$0.42	$0.43	$0.93	$0.98
Loss (income) from discontinued operations, net of taxes	(0.04)	(0.01)	(0.07)	0.03
Impairments and loss provisions, net of taxes	0.04	0.01	0.13	0.02
Tax valuation allowance	(0.05)	0.04	0.13	(0.15)
Restructuring and other, net of taxes	0.02	0.02	0.03	0.04
Acquisition costs, net of taxes	0.01	—	0.02	—
Loss (gain) on asset and investment sales, net of taxes	(0.07)	(0.03)	(0.12)	(0.06)
Abnormal production costs at Batu Hijau, net of taxes	—	0.04	—	0.06
Gain on deconsolidation of TMAC, net of taxes	(0.10)	—	(0.10)	—
Adjusted net income (loss) per share, diluted	$0.23	$0.50	$0.95	$0.92

Weighted average common shares (millions):
Basic	529	499	511	499
Diluted	530	500	512	499

(1)	Loss (income) from discontinued operations is presented net of tax $7, $2, $15 and $(7) expense (benefit), respectively.
(2)

Impairments and loss provisions is presented net of tax ($11), ($3), ($38) and ($7) expense (benefit), respectively and amounts attributed to noncontrolling interest income (expense) of $-, $-, $- and ($3), respectively.

(3)

Restructuring and other is presented net of tax ($4), ($7), ($9) and ($11) expense (benefit), respectively and amounts attributed to noncontrolling interest income (expense) of ($1), ($1), ($3) and ($3), respectively.

(4)	Acquisition costs are presented net of tax ($2), $-, ($5) and $- expense (benefit), respectively.
(5)	Loss (gain) on asset and investment sales are presented net of tax $30, $24, $46 and $62 expense (benefit), respectively.
(6)

Abnormal production cost at Batu Hijau is presented net of tax $-, $41, $- and $32 expense (benefit), respectively and amounts attributed to noncontrolling interest income (expense) of $-, $39, $- and $30, respectively.

(7)	Gain on deconsolidation of TMAC is presented net of tax $27, $-, $27, $- expense (benefit), respectively.

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

The following tables reconcile these non-GAAP measures to the most directly comparable GAAP measures.

Costs applicable to sales per ounce

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Costs applicable to sales (1)	$940	$893	$2,626	$2,797
Gold sold (thousand ounces)	1,548	1,267	4,252	3,814
Costs applicable to sales per ounce	$608	$705	$618	$733

(1)	Includes by-product credits of $14 and $40 in the third quarter and first nine months of 2015, respectively and $16 and $54 in the third quarter and first nine months of 2014, respectively.

Costs applicable to sales per pound

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Costs applicable to sales (1)	$193	$292	$545	$531
Copper sold (million pounds)	167	51	445	141
Costs applicable to sales per pound:	$1.15	$5.73	$1.22	$3.75

(1)	Includes by-product credits of $7 and $18 in the third quarter and first nine months of 2015, respectively and $3 and $12 in the third quarter and first nine months of 2014, respectively.

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

The following disclosure provides information regarding the adjustments made in determining the all-in sustaining costs measure:

Cost Applicable to Sales - Includes all direct and indirect costs related to current gold production incurred to execute the current mine plan. Costs Applicable to Sales (“CAS”) includes by-product credits from certain metals obtained during the process of extracting and processing the primary ore-body. CAS is accounted for on an accrual basis and excludes Amortization and Reclamation and remediation, which is consistent with our presentation of CAS on the Statement of Consolidated Income. In determining AISC, only the CAS associated with producing and selling an ounce of gold is included in the measure. Therefore, the amount of gold CAS included in AISC is derived from the CAS presented in the Company’s Statement of Consolidated Income less the amount of CAS attributable to the production of copper at our Phoenix, Boddington and Batu Hijau mines. The copper CAS at those mine sites is disclosed in Note 3 to the Condensed Consolidated Financial Statements. The allocation of CAS between gold and copper at the Phoenix, Boddington and Batu Hijau mines is based upon the relative sales percentage of copper and gold sold during the period.

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

			Advanced			Treatment				All-In
	Costs		Projects	General	Other	and		All-In	Ounces	Sustaining
Three Months Ended	Applicable	Remediation	and	and	Expense,	Refining	Sustaining	Sustaining	(000)/Pounds	Costs per
September 30, 2015	to Sales (1)(2)(3)	Costs (4)	Exploration	Administrative	Net (5)	Costs	Capital (6)	Costs	(millions) Sold	oz/lb
GOLD
Carlin	$208	$1	$5	$-	$2	$-	$49	$265	231	$1,147
Phoenix	48	1	-	-	1	3	3	56	59	949
Twin Creeks	66	2	2	-	1	-	7	78	119	655
CC&V (7)	10	1	1	-	-	-	1	13	33	394
Other North America	-	-	7	-	2	-	1	10	-	-
North America	332	5	15	-	6	3	61	422	442	955

Yanacocha	158	24	9	-	7	-	25	223	257	868
Other South America	-	-	10	-	-	-	-	10	-	-
South America	158	24	19	-	7	-	25	233	257	907

Boddington	131	2	-	-	-	5	10	148	208	712
Tanami	54	-	2	-	1	-	18	75	126	595
Waihi	12	1	1	-	-	-	1	15	29	517
Kalgoorlie	68	2	1	-	-	1	3	75	86	872
Batu Hijau	83	3	-	-	3	13	9	111	205	541
Other Asia Pacific	-	-	1	-	6	-	1	8	-	-
Asia Pacific	348	8	5	-	10	19	42	432	654	661

Ahafo	50	1	5	-	2	-	11	69	79	873
Akyem	52	3	2	-	2	-	11	70	116	603
Other Africa	-	-	-	-	2	-	-	2	-	-
Africa	102	4	7	-	6	-	22	141	195	723

Corporate and Other	-	-	18	43	1	-	2	64	-	-
Total Gold	$940	$41	$64	$43	$30	$22	$152	$1,292	1,548	$835

COPPER
Phoenix	$27	$1	$1	$-	$-	$3	$2	$34	14	$2.43
Boddington	33	-	-	-	-	3	3	39	19	2.05
Batu Hijau	133	5	1	-	5	25	15	184	134	1.37
Asia Pacific	166	5	1	-	5	28	18	223	153	1.46
Total Copper	$193	$6	$2	$-	$5	$31	$20	$257	167	$1.54

Consolidated	$1,133	$47	$66	$43	$35	$53	$172	$1,549

(1)	Excludes Depreciation and amortization and Reclamation and remediation.
(2)	Includes by-product credits of $21.
(3)	Includes stockpile and leach pad inventory adjustments of $35 at Carlin, $7 at Twin Creeks and $20 at Yanacocha.
(4)	Remediation costs include operating accretion of $21 and amortization of asset retirement costs of $26.
(5)	Other expense, net is adjusted for restructuring costs of $12, acquisition costs of $7 and write-downs of $3.
(6)

Excludes development capital expenditures, capitalized interest, and the increase in accrued capital of $163. The following are major development projects: Merian, Turf Vent Shaft, Long Canyon and the CC&V expansion project.

(7)	The Company acquired the CC&V gold mining business on August 3, 2015.

			Advanced			Treatment				All-In
	Costs		Projects	General	Other	and		All-In	Ounces	Sustaining
Three Months Ended	Applicable	Remediation	and	and	Expense,	Refining	Sustaining	Sustaining	(000)/Pounds	Costs per
September 30, 2014	to Sales (1)(2)(3)	Costs (4)	Exploration	Administrative	Net (5)	Costs	Capital (6)	Costs	(millions) Sold	oz/lb
GOLD
Carlin	$206	$1	$5	$-	$2	$-	$41	$255	236	$1,081
Phoenix	47	1	2	-	1	3	4	58	65	892
Twin Creeks	43	1	-	-	1	-	25	70	90	778
La Herradura (7)	44	1	4	-	-	-	6	55	47	1,170
Other North America	-	-	8	-	5	-	-	13	-	-
North America	340	4	19	-	9	3	76	451	438	1,030

Yanacocha	125	21	8	-	7	-	22	183	248	738
Other South America	-	-	9	-	1	-	-	10	-	-
South America	125	21	17	-	8	-	22	193	248	778

Boddington	150	3	-	-	1	1	14	169	161	1,050
Tanami	67	2	4	-	-	-	19	92	78	1,179
Jundee (8)	-	-	-	-	-	-	-	-	1	-
Waihi	20	1	2	-	1	-	-	24	36	667
Kalgoorlie	71	2	1	-	1	1	10	86	81	1,062
Batu Hijau	26	-	-	-	1	3	2	32	9	3,556
Other Asia Pacific	-	-	1	-	9	-	1	11	-	-
Asia Pacific	334	8	8	-	13	5	46	414	366	1,131

Ahafo	56	4	4	-	1	-	8	73	108	676
Akyem	38	1	-	-	1	-	3	43	107	402
Other Africa	-	-	1	-	1	-	-	2	-	-
Africa	94	5	5	-	3	-	11	118	215	549

Corporate and Other	-	-	29	45	2	-	9	85	-	-
Total Gold	$893	$38	$78	$45	$35	$8	$164	$1,261	1,267	$995

COPPER
Phoenix	$25	$-	$2	$-	$-	$1	$2	$30	11	$2.73
Boddington	40	-	-	-	-	6	4	50	17	2.94
Batu Hijau	227	2	-	-	4	10	14	257	23	11.17
Asia Pacific	267	2	-	-	4	16	18	307	40	7.68
Total Copper	$292	$2	$2	$-	$4	$17	$20	$337	51	$6.61

Consolidated	$1,185	$40	$80	$45	$39	$25	$184	$1,598

(1)	Excludes Depreciation and amortization and Reclamation and remediation.
(2)	Includes by-product credits of $19.
(3)	Includes stockpile and leach pad inventory adjustments of $43 at Carlin, $4 at Phoenix, $3 at Twin Creeks, $9 at Yanacocha, $29 at Boddington and $160 at Batu Hijau.
(4)	Remediation costs include operating accretion of $18 and amortization of asset retirement costs of $22.
(5)	Other expense, net is adjusted for restructuring costs of $19 and write-downs of $5.
(6)	Excludes development capital expenditures, capitalized interest, and the increase in accrued capital of $93. The following are major development projects: Turf Vent Shaft, Merian, Correnso and Conga.
(7)	On October 6, 2014, the Company sold its 44% interest in La Herradura.
(8)	The Jundee mine was sold July 1, 2014.

			Advanced			Treatment				All-In
	Costs		Projects	General	Other	and		All-In	Ounces	Sustaining
Nine Months Ended	Applicable	Remediation	and	and	Expense,	Refining	Sustaining	Sustaining	(000)/Pounds	Costs per
September 30, 2015	to Sales (1)(2)(3)	Costs (4)	Exploration	Administrative	Net (5)	Costs	Capital (6)	Costs	(millions) Sold	oz/lb
GOLD
Carlin	$572	$3	$12	$-	$7	$-	$124	$718	662	$1,085
Phoenix	121	4	2	-	2	6	12	147	154	955
Twin Creeks	190	3	7	-	2	-	37	239	366	653
CC&V (7)	10	1	1	-	-	-	1	13	33	394
Other North America	-	-	19	-	5	-	3	27	-	-
North America	893	11	41	-	16	6	177	1,144	1,215	942

Yanacocha	400	73	22	-	21	-	59	575	707	813
Other South America	-	-	32	-	1	-	-	33	-	-
South America	400	73	54	-	22	-	59	608	707	860

Boddington	410	7	1	-	1	17	34	470	585	803
Tanami	170	2	5	-	2	-	55	234	341	686
Waihi	48	2	3	-	1	-	2	56	103	544
Kalgoorlie	206	5	2	-	-	3	14	230	233	987
Batu Hijau	205	8	2	-	6	29	22	272	465	585
Other Asia Pacific	-	-	3	1	18	-	3	25	-	-
Asia Pacific	1,039	24	16	1	28	49	130	1,287	1,727	745

Ahafo	148	5	16	-	4	-	40	213	251	849
Akyem	146	5	6	-	6	-	30	193	352	548
Other Africa	-	-	2	-	7	-	-	9	-	-
Africa	294	10	24	-	17	-	70	415	603	688

Corporate and Other	-	-	68	136	9	-	5	218	-	-
Total Gold	$2,626	$118	$203	$137	$92	$55	$441	$3,672	4,252	$864

COPPER
Phoenix	$69	$2	$1	$-	$1	$2	$7	$82	36	$2.28
Boddington	101	1	-	-	-	10	8	120	57	2.11
Batu Hijau	375	14	4	1	8	71	42	515	352	1.46
Asia Pacific	476	15	4	1	8	81	50	635	409	1.55
Total Copper	$545	$17	$5	$1	$9	$83	$57	$717	445	$1.61

Consolidated	$3,171	$135	$208	$138	$101	$138	$498	$4,389

(1)	Excludes Depreciation and amortization and Reclamation and remediation.
(2)	Includes by-product credits of $58.
(3)	Includes stockpile and leach pad inventory adjustments of $86 at Carlin, $12 at Twin Creeks, $42 at Yanacocha and $19 at Boddington.
(4)	Remediation costs include operating accretion of $57 and amortization of asset retirement costs of $78.
(5)	Other expense, net is adjusted for restructuring costs of $26, acquisition costs of $15 and write-downs of $6.
(6)

Excludes development capital expenditures, capitalized interest, and the increase in accrued capital of $443. The following are major development projects: Merian, Turf Vent Shaft, Long Canyon and the CC&V expansion project.

(7)	The Company acquired the CC&V gold mining business on August 3, 2015

			Advanced			Treatment				All-In
	Costs		Projects	General	Other	and		All-In	Ounces	Sustaining
Nine Months Ended	Applicable	Remediation	and	and	Expense,	Refining	Sustaining	Sustaining	(000)/Pounds	Costs per
September 30, 2014	to Sales (1)(2)(3)	Costs (4)	Exploration	Administrative	Net (5)	Costs	Capital (6)	Costs	(millions) Sold	oz/lb
GOLD
Carlin	$607	$3	$16	$-	$6	$-	$96	$728	673	$1,082
Phoenix	116	2	3	-	2	8	12	143	177	808
Twin Creeks	147	2	4	-	2	-	86	241	289	834
La Herradura (7)	86	2	10	-	-	-	19	117	116	1,009
Other North America	-	-	20	-	9	-	6	35	-	-
North America	956	9	53	-	19	8	219	1,264	1,255	1,007

Yanacocha	530	80	24	-	24	-	56	714	640	1,116
Other South America	-	-	26	-	2	-	-	28	-	-
South America	530	80	50	-	26	-	56	742	640	1,159

Boddington	425	8	-	-	2	3	50	488	476	1,025
Tanami	185	4	9	-	1	-	56	255	251	1,016
Jundee (8)	85	5	1	-	1	-	16	108	140	771
Waihi	58	1	3	-	2	-	2	66	102	647
Kalgoorlie	213	3	4	-	1	2	16	239	248	964
Batu Hijau	43	1	-	-	3	4	7	58	24	2,417
Other Asia Pacific	-	-	3	-	21	-	6	30	-	-
Asia Pacific	1,009	22	20	-	31	9	153	1,244	1,241	1,002

Ahafo	182	6	18	-	5	-	65	276	339	814
Akyem	120	2	-	-	6	-	5	133	339	392
Other Africa	-	-	6	-	5	-	-	11	-	-
Africa	302	8	24	-	16	-	70	420	678	619

Corporate and Other	-	-	88	138	19	-	16	261	-	-
Total Gold	$2,797	$119	$235	$138	$111	$17	$514	$3,931	3,814	$1,031

COPPER
Phoenix	$81	$1	$2	$-	$1	$4	$10	$99	35	$2.83
Boddington	112	2	-	-	-	17	12	143	45	3.18
Batu Hijau	338	10	2	-	17	19	41	427	61	7.00
Asia Pacific	450	12	2	-	17	36	53	570	106	5.38
Total Copper	$531	$13	$4	$-	$18	$40	$63	$669	141	$4.74

Consolidated	$3,328	$132	$239	$138	$129	$57	$577	$4,600

(1)	Excludes Depreciation and amortization and Reclamation and remediation.
(2)	Includes by-product credits of $66.
(3)	Includes stockpile and leach pad inventory adjustments of $95 at Carlin, $4 at Phoenix, $7 at Twin Creeks, $64 at Yanacocha, $69 at Boddington and $191 at Batu Hijau.
(4)	Remediation costs include operating accretion of $54 and amortization of asset retirement costs of $78.
(5)	Other expense, net is adjusted for restructuring costs of $32 and write-downs of $18.
(6)	Excludes development capital expenditures, capitalized interest, and the increase in accrued capital of $188. The following are major development projects: Turf Vent Shaft, Merian, Correnso and Conga.
(7)	On October 6, 2014, the Company sold its 44% interest in La Herradura.
(8)	The Jundee mine was sold July 1, 2014.

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

	Gold
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Average realized price per ounce	$1,104	$1,270	$1,159	$1,282
Costs applicable to sales per ounce	(608)	(705)	(618)	(733)
Operating margin per ounce	$496	$565	$541	$549

	Copper
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Average realized price per pound	$1.95	$2.71	$2.21	$2.75
Costs applicable to sales per pound	(1.15)	(5.73)	(1.22)	(3.75)
Operating margin per pound	$0.80	$(3.02)	$0.99	$(1.00)

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

Decreases in the market price of gold and copper can also significantly affect the value of our product inventory, stockpiles, and leach pads, and it may be necessary to record a write-down to the net realizable value (“NRV”). NRV represents the estimated future sales price based on short-term and long-term metals prices, less estimated costs to complete production and bring the product to sale. The primary factors that influence the need to record write-downs of stockpiles, leach pads, and product inventory include short-term and long-term metals prices and costs for production inputs such as labor, fuel and energy, materials and supplies, as well as realized ore grades and recovery rates. The significant assumptions in determining the stockpile, leach pad, and product inventory adjustments for each mine site reporting unit at September 30, 2015 included production cost and capitalized expenditure assumptions unique to each operation, a short-term and long-term gold price of $1,124 and $1,300 per ounce, respectively, a short-term and long-term copper price of $2.39 and $3.00 per pound, respectively, and an Australian to U.S. dollar exchange rate of $0.80.

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

Cash Flow Hedges

Foreign Currency Exchange Risk

We had the following foreign currency derivative contracts outstanding at September 30, 2015:

	Expected Maturity Date
	2015	2016	2017	2018	Total/Average
A$ Operating Fixed Forward Contracts:
A$ notional (millions)	56	158	105	6	325
Average rate ($/A$)	0.97	0.95	0.93	0.92	0.95
Expected hedge ratio	17%	12%	8%	4%
NZ$ Operating Fixed Forward Contracts:
NZ$ notional (millions)	10	11	—	—	21
Average rate ($/NZ$)	0.80	0.80	—	—	0.80
Expected hedge ratio	29%	15%	—	—

The fair value of the A$ foreign currency operating derivative contracts was a net liability position of $83 at September 30, 2015 and $85 at December 31, 2014. The fair value of the NZ$ foreign currency derivative contracts was a net liability position of $3 at September 30, 2015 and $3 at December 31, 2014.

Diesel Price Risk

We had the following diesel derivative contracts in North America outstanding at September 30, 2015:

	Expected Maturity Date
	2015	2016	2017	Total/Average
Diesel Fixed Forward Contracts:
Diesel gallons (millions)	6	20	5	31
Average rate ($/gallon)	2.53	2.39	2.47	2.43
Expected hedge ratio	66%	53%	16%

The fair value of the Diesel derivative contracts was a net liability position of $29 at September 30, 2015 and $36 at December 31, 2014.

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

At September 30, 2015, Newmont had gold sales of 203,000 ounces priced at an average of $1,114 per ounce, subject to final pricing over the next several months. Each $25 change in the price for provisionally priced gold sales would have an approximate $2 effect on our net income (loss) attributable to Newmont stockholders. The London P.M. closing settlement price at September 30, 2015 for gold was $1,114 per ounce.

At September 30, 2015, Newmont had copper sales of 138 million pounds priced at an average of $2.30 per pound, subject to final pricing over the next several months. Each $0.10 change in the price for provisionally priced copper sales would have an approximate $5 effect on our net income (loss) attributable to Newmont stockholders. The LME closing settlement price at September 30, 2015 for copper was $2.31 per pound.

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

On August 3, 2015, the Company acquired the Cripple Creek & Victor gold mining business (“CC&V”) (see Note 13 to the Condensed Consolidated Financial Statements). As permitted by the SEC Staff interpretive guidance for newly acquired businesses, the Company excluded CC&V from the evaluation of internal control over financial reporting as of September 30, 2015. The Company will continue the process of integrating internal controls over financial reporting for CC&V. As of September 30, 2015, assets excluded from management’s assessment totaled $982 and CC&V contributed less than 1% of revenue reflected in our Condensed Consolidated Financial Statements.

During the third quarter of 2015, the Company began outsourcing certain of its information technology and transactional business processes to a third-party provider. As of September 30, 2015, the Company has transitioned certain procure-to-pay processes in its APAC region as well as certain global information technology processes, including infrastructure and application support and the service desk, to the third-party provider. The Company plans to continue transitioning additional information technology and business processes to the third-party provider through the fourth quarter of 2016. The Company has taken the necessary steps to monitor and maintain appropriate internal controls over financial reporting.

There were no other changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2015, that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS.

Information regarding legal proceedings is contained in Note 26 to the Condensed Consolidated Financial Statements contained in this Report and is incorporated herein by reference.

ITEM 1A.     RISK FACTORS.

There were no material changes to the risk factors disclosed in Item 1A in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, as filed with the SEC on July 23, 2015.

ITEM 2.       ISSUER PURCHASES OF EQUITY SECURITIES.

	(a)		(b)	(c)	(d)
Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that may yet be Purchased under the Plans or Programs
July 1, 2015 through July 31, 2015	—		—	—	N/A
August 1, 2015 through August 31, 2015	—		—	—	N/A
September 1, 2015 through September 30, 2015	4,334	(1)	15.82	—	N/A

(1)	Represents shares delivered to the Company from restricted stock units held by a Company employee upon vesting for the purpose of covering the recipient’s tax withholding obligations.

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

NEWMONT MINING CORPORATION
(Registrant)

Date: October 28, 2015	/s/ LAURIE BRLAS
Laurie Brlas
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: October 28, 2015	/s/ GLENN CULPEPPER
Glenn Culpepper
Senior Vice President and Controller
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number		Description

3.1	-

By-Laws of the Registrant, as amended and restated effective July 22, 2015. Incorporated by reference to Exhibit 3.1 to Registrant’s Form 8-K filed with the Securities and Exchange Commission on July 24, 2015.

10.1	-	Amendment Two to The Executive Severance Plan of Newmont, filed herewith.

12.1	-	Computation of Ratio of Earnings to Fixed Charges, filed herewith.

31.1	-

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