Form 10-K
period 2015-12-31
NEWMONT MINING CORP /DE/
filed 2016-02-17
CIK 1164727

.com

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

 Form 10-K

(Mark One)

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2015

or

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 001-31240

NEWMONT MINING CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	84-1611629
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
6363 South Fiddler’s Green Circle	80111 (Zip Code)
Greenwood Village, Colorado
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

At June 30, 2015, the aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant was $12,344,658,436 based on the closing sale price as reported on the New York Stock Exchange. There were 529,161,509 shares of common stock outstanding on February 9, 2016.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Registrant’s definitive Proxy Statement submitted to the Registrant’s stockholders in connection with our 2016 Annual Stockholders Meeting to be held on April 20, 2016, are incorporated by reference into Part III of this report.

PART I

ITEM 1.BUSINESS (dollars in millions, except per share, per ounce and per pound amounts)

Introduction

Newmont Mining Corporation is primarily a gold producer with significant operations and/or assets in the United States, Australia, Peru, Indonesia, Ghana and Suriname. At December 31, 2015, Newmont had attributable proven and probable gold reserves of 73.7 million ounces and an aggregate land position of approximately 20,000 square miles (52,000 square kilometers). Newmont is also engaged in the production of copper, principally through Batu Hijau in Indonesia, Boddington in Australia and Phoenix in the United States. Newmont Mining Corporation’s original predecessor corporation was incorporated in 1921 under the laws of Delaware.

Newmont’s corporate headquarters are in Greenwood Village, Colorado, USA. In this report, “Newmont,” the “Company,” “our” and “we” refer to Newmont Mining Corporation together with our affiliates and subsidiaries, unless the context otherwise requires. References to “A$” refer to Australian currency, “C$” to Canadian currency and “NZ$” to New Zealand currency.

Newmont’s Sales and long-lived assets are geographically distributed as follows:

	Sales			Long‑Lived Assets
	2015	2014	2013	2015	2014	2013
United States	26%	28%	30%	37%	32%	31%
Australia	25%	28%	30%	15%	16%	16%
Indonesia	21%	6%	6%	14%	15%	16%
Peru	14%	17%	17%	17%	19%	20%
Ghana	12%	16%	12%	14%	15%	14%
Suriname	—%	—%	—%	3%	2%	—%
Other	2%	5%	5%	—%	1%	3%

Segment Information, Export Sales, etc.

Our regions include North America, South America, Asia Pacific, and Africa. Our North America segment consists primarily of Carlin, Phoenix and Twin Creeks in the state of Nevada and Cripple Creek &Victor (“CC&V”) in the state of Colorado, in the United States. Our South America segment consists primarily of Yanacocha in Peru. Our Asia Pacific segment consists primarily of Boddington, Tanami and Kalgoorlie in Australia and Batu Hijau in Indonesia. Our Africa segment consists primarily of Ahafo and Akyem in Ghana. Merian is located in Suriname and is included in Corporate and other in Note 4 of the Consolidated Financial Statements. See Item 1A, Risk Factors, below, and Note 4 to the Consolidated Financial Statements for information relating to our operating segments, domestic and export sales and lack of dependence on a limited number of customers.

Products

References in this report to “attributable gold ounces” or “attributable copper pounds” mean that portion of gold or copper produced, sold or included in proven and probable reserves based on our ownership and/or economic interest, unless otherwise noted.

Gold

General. We had consolidated gold production of 5.7 million ounces (5.0 million attributable ounces) in 2015, 5.2 million ounces (4.8 million attributable ounces) in 2014 and 5.5 million ounces (5.1 million attributable ounces) in 2013. Of our 2015 consolidated gold production, approximately 29% came from North America, 16% from South America, 41% from Asia Pacific, and 14% from Africa.

For 2015, 2014 and 2013, 84%, 90% and 91%, respectively, of our Sales were attributable to gold. Most of our Sales come from the sale of refined gold. The end product at our gold operations, however, is generally doré bars. Doré is an alloy consisting primarily of gold but also containing silver and other metals. Doré is sent to refiners to produce bullion that meets the required market standard of 99.95% gold. Under the terms of our refining agreements, the doré bars are refined for a fee, and our share of the refined gold and the separately-recovered silver is credited to our account or delivered to buyers. Gold sold from Batu Hijau in Indonesia and a portion of the gold from Boddington and Kalgoorlie in Australia and Phoenix in Nevada is sold in a concentrate containing other metals such as copper and silver.

Gold Uses. Gold generally is used for fabrication or investment. Fabricated gold has a variety of end uses, including jewelry, electronics, dentistry, industrial and decorative uses, medals, medallions and official coins. Gold investors buy gold bullion, official coins and jewelry.

Gold Supply. A combination of mine production, recycling and draw-down of existing gold stocks held by governments, financial institutions, industrial organizations and private individuals make up the annual gold supply. Based on public information available, for the years 2013 through 2015, mine production has averaged over 70% of the annual gold supply.

Gold Price. The following table presents the annual high, low and average daily afternoon LBMA Gold Price over the past ten years on the London Bullion Market ($/ounce):

Year	High	Low	Average
2006	$725	$525	$604
2007	$841	$608	$695
2008	$1,011	$713	$872
2009	$1,213	$810	$972
2010	$1,421	$1,058	$1,225
2011	$1,895	$1,319	$1,572
2012	$1,792	$1,540	$1,669
2013	$1,694	$1,192	$1,411
2014	$1,385	$1,142	$1,266
2015	$1,296	$1,049	$1,160
2016 (through February 9, 2016)	$1,193	$1,077	$1,108

Source: London Bullion Market Association

On February 9, 2016, the afternoon fixing gold price on the London Bullion Market was $1,191 per ounce.

We generally sell our gold at the prevailing market price during the month in which the gold is delivered to the buyers. We recognize revenue from a sale when the price is determinable, the gold has been delivered, the title has been transferred and collection of the sales price is reasonably assured.

Copper

General. We had consolidated copper production of 619 million pounds (365 million attributable pounds) in 2015, 271 million pounds (191 million attributable pounds) in 2014 and 262 million pounds (179 million attributable pounds) in 2013. Copper sales are in the form of concentrate that is sold to smelters for further treatment and refining, and cathode. For 2015, 2014 and 2013, 16%, 10% and 9%, respectively, of our Sales were attributable to copper.

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

Copper Supply. A combination of mine production and recycled scrap material make up the annual copper supply. Mine production since 2013 has accounted for over 80% of total refined production.

Copper Price. The copper price is quoted on the London Metal Exchange in terms of dollars per metric ton of high grade copper. The following table presents the dollar per pound equivalent of the annual high, low and average daily prices of high grade copper on the London Metal Exchange over the past ten years ($/pound):

Year	High	Low	Average
2006	$3.99	$2.06	$3.05
2007	$3.77	$2.37	$3.24
2008	$4.08	$1.26	$3.15
2009	$3.33	$1.38	$2.36
2010	$4.38	$2.75	$3.43
2011	$4.62	$3.05	$4.00
2012	$3.96	$3.30	$3.61
2013	$3.75	$3.01	$3.33
2014	$3.36	$2.89	$3.11
2015	$2.94	$2.05	$2.50
2016 (through February 9, 2016)	$2.13	$1.96	$2.04

Source: London Metal Exchange

On February 9, 2016, the high grade copper closing price on the London Metal Exchange was $2.05 per pound.

We generally sell our copper concentrate based on the monthly average market price for the third month following the month in which the delivery to the smelter takes place. We recognize revenue from a sale when the price is determinable, the concentrate has been loaded on a vessel or received by the smelter, the title has been transferred and collection of the sales price is reasonably assured. For revenue recognition, we use a provisional price based on the estimated forward price of the month of final settlement. The copper concentrate is marked to market through earnings as an adjustment to revenue until final settlement.

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

Some gold sulfide ores may be processed through a flotation plant or by bio-milling. In flotation, ore is finely ground, turned into slurry, then placed in a tank known as a flotation cell. Chemicals are added to the slurry causing the gold-containing sulfides to attach to air bubbles and float to the top of the tank. The sulfides are removed from the cell and converted into a concentrate that can then be processed in an autoclave or roaster to recover the gold. Bio-milling incorporates patented technology that involves inoculation of suitable crushed ore on an impermeable leach pad with naturally occurring bacteria strains, which oxidize the sulfides over a period of time. The ore is then processed through an oxide mill.

At Batu Hijau, ore containing copper and gold is crushed to a coarse size at the mine and then transported from the mine via conveyor to a concentrator, where it is finely ground and then treated by successive stages of flotation, resulting in a copper/gold concentrate containing approximately 26% to 29% copper. The concentrate is dewatered and stored for loading onto ships for transport to smelters.

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

In addition, at Phoenix, copper heap leaching is performed on copper oxide ore and enriched copper sulfide ore to produce copper cathodes. Heap leaching is accomplished by stacking uncrushed ore onto impermeable, synthetically lined pads where it is contacted with a dilute sulfuric acid solution thus leaching the acid soluble minerals into a copper sulfate solution. The copper sulfate solution is then collected and pumped to the solvent extraction (“SX”) plant. The SX process consists of two steps. During the first step, the copper is extracted into an organic solvent solution. The loaded organic solution is then pumped to the second step where copper is stripped with a strong acid solution before being sent through the electrowinning (“EW”) process. Cathodes produced in electrowinning are 99.99% copper.

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

Gold, Copper and Silver Reserves

At December 31, 2015, we had 73.7 million attributable ounces of proven and probable gold reserves. We reduced proven and probable reserves by 5.1 million ounces of revisions, depleted 6.5 million ounces, acquired 4.0 million ounces and divested 0.3 million ounces during 2015. Reserves at December 31, 2015 were calculated at a gold price assumption of $1,200 or A$1,500 per ounce. A reconciliation of the changes in attributable proven and probable gold reserves during the past three years is as follows:

	Years Ended December 31,
	2015	2014	2013
(millions of ounces)
Opening balance (1)	81.6	87.7	98.4
Depletion	(6.5)	(5.5)	(6.2)
Revisions and additions, net (2)	(5.1)	1.9	(4.5)
Acquisitions (3)	4.0	—	—
Divestments (4)	(0.3)	(2.5)	—
Closing balance (5)	73.7	81.6	87.7

A reconciliation of the changes in attributable proven and probable gold reserves for 2015 by region is as follows:

	North	South	Asia
	America	America (6)	Pacific	Africa
(millions of ounces)
Opening balance (1)	29.8	12.5	22.7	16.6
Depletion	(2.6)	(0.7)	(2.4)	(0.8)
Revisions and additions, net (2)	1.2	(5.4)	2.0	(2.9)
Acquisitions (3)	4.0	—	—	—
Divestments (4)	—	—	(0.3)	—
Closing balance	32.4	6.4	22.0	12.9

(1)

The opening balance was decreased by 0.1 million, 0.2 million and 0.2 million ounces of gold reserves in 2015, 2014 and 2013, respectively, for ounces removed related to La Zanja (included in the South America region) which were included previously. The opening balance was also decreased by 0.5 million, 0.5 million and 0.6 million ounces of gold reserves in 2015, 2014 and 2013, respectively, for ounces removed related to Regis Resources (“Duketon”) (included in the Asia Pacific region) which were included previously.

(2)

Revisions and additions are due to reserve conversions, reclassification of reserves to Mineralized Material, optimizations, model updates, metal price changes and updated operating costs and recoveries. The gold price assumption was decreased from $1,300 to $1,200 per ounce in 2015 and from $1,400 to $1,300 per ounce in 2013. There was no change in the gold price assumption in 2014. The impact of the change in gold price assumption decreased reserves by 3.0 million and 2.5 million ounces in 2015 and 2013, respectively. Additionally, reserve balances reported for Conga in 2014 (included in South America above) were reclassified to Mineralized Material in 2015.

(3)	Acquisitions includes the CC&V gold mining business which the Company acquired on August 3, 2015. CC&V added 3.8 million ounces to proven and probable gold reserves in 2015.
(4)

Divestments are related to the sale of the Waihi mine, which the Company sold on October 29, 2015, and the sales of Midas, Jundee and La Herradura in 2014. In 2014 we also decreased our interest in Merian from 80% in 2013 to 75% in 2014.

(5)

The closing balance was decreased by 0.6 million and 0.7 million ounces of gold reserves in 2014 and 2013, respectively, for ounces removed related to La Zanja and Duketon which were included previously.

(6)

The Merian project is included in Corporate and other in Note 4 of the Consolidated Financial Statements; however, reserve balances, and related activity, attributable to the Merian project are included in South America in the above table.

At December 31, 2015, we had 5,670 million attributable pounds of proven and probable copper reserves. We decreased proven and probable reserves by 1,861 million pounds of revisions and depleted 399 million pounds during 2015. Reserves at December 31, 2015 were calculated at a copper price of $2.75 or A$3.45 per pound. A reconciliation of the changes in attributable proven and probable copper reserves during the past three years is as follows:

	Years Ended December 31,
	2015	2014	2013
(millions of pounds)
Opening balance	7,930	8,130	9,510
Depletion	(399)	(260)	(230)
Revisions and additions, net (1)	(1,861)	60	(1,150)
Closing balance	5,670	7,930	8,130

A reconciliation of changes in attributable proven and probable copper reserves for 2015 by region is as follows:

	North	South	Asia
	America	America	Pacific
(millions of pounds)
Opening balance	1,730	1,690	4,510
Depletion	(44)	—	(355)
Revisions and additions, net (1)	64	(1,690)	(235)
Closing balance	1,750	—	3,920

(1)

Revisions and additions are due to reserve conversions, reclassification of reserves to Mineralized Material, optimizations, model updates, metal price changes and updated operating costs and recoveries. The copper price assumption was decreased from $3.00 to $2.75 per pound in 2015 and from $3.25 to $3.00 per pound in 2013. There was no change in the copper price assumption in 2014.  The impact of the change in copper price assumption decreased reserves by 150 million and 520 million pounds in 2015 and 2013, respectively. Additionally, reserve balances reported for Conga in 2014 (included in South America above) were reclassified to Mineralized Material in 2015.

Silver reserves are generally a by-product of gold and/or copper reserves and are included in calculations for mine planning and operations. At December 31, 2015, we had 113.3 million ounces of attributable proven and probable silver reserves. We reduced proven and probable reserves by 22.2 million ounces of revisions and depleted 8.1 million ounces during 2015. Reserves at December 31, 2015 were calculated at a silver price of $19.00 per ounce. A reconciliation of the changes in proven and probable silver reserves during the past three years is as follows:

	Years Ended December 31,
	2015	2014	2013
(millions of ounces)
Opening balance	143.6	153.0	185.8
Depletion	(8.1)	(5.2)	(8.7)
Revisions and additions, net (1)	(22.2)	(1.6)	(24.1)
Divestments	—	(2.6)	—
Closing balance	113.3	143.6	153.0

A reconciliation of the changes in attributable proven and probable silver reserves for 2015 by region is as follows:

	North	South	Asia
	America	America	Pacific
(millions of ounces)
Opening balance	78.6	53.8	11.2
Depletion	(3.7)	(3.3)	(1.1)
Revisions and additions, net (1)	(1.4)	(19.7)	(1.1)
Closing balance	73.5	30.8	9.0

(1)

Revisions and additions are due to reserve conversions, reclassification of reserves to Mineralized Material, optimizations, model updates, metal price changes and updated operating costs and recoveries. The silver price assumption was decreased from $20.00 to $19.00 per ounce in 2015 and from $30.00 to $20.00 per ounce in 2013. There was no change in the silver price assumption in 2014.  The impact of the change in silver price assumption decreased reserves by 9 million and 25 million ounces in 2015 and 2013, respectively. Additionally, reserve balances reported for Conga in 2014 (included in South America above) were reclassified to Mineralized Material in 2015.

Our exploration efforts are directed to the discovery of new Mineralized Material and converting it into proven and probable reserves. We conduct near-mine exploration around our existing mines and greenfields exploration in other regions globally. Near-mine exploration can result in the discovery of additional deposits, which may receive the economic benefit of existing operating, processing, and administrative infrastructures. In contrast, the discovery of mineralization through greenfields exploration efforts will require capital investment to build a stand-alone operation. Our Exploration expense was $156, $164 and $247 in 2015, 2014 and 2013, respectively.

For additional information, see Item 2, Properties, Proven and Probable Reserves.

Licenses and Concessions

Other than operating licenses for our mining and processing facilities, there are no third party patents, licenses or franchises material to our business. In many countries, however, we conduct our mining and exploration activities pursuant to concessions granted by, or under contracts with, the host government. These countries include, among others, the United States, Australia, Ghana, Indonesia, Peru and Suriname. The concessions and contracts are subject to the political risks associated with operations. See Item 1A, Risk Factors, below. For a more detailed description of our Indonesian Contract of Work, see Item 2, Properties, below.

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

We conduct our operations so as to protect public health and the environment and believe our operations are in compliance with applicable laws and regulations in all material respects. Each operating mine has a reclamation plan in place that meets all applicable legal and regulatory requirements. At December 31, 2015, $1,553 was accrued for reclamation costs relating to current or recently producing properties.

We are involved in several matters concerning environmental obligations associated with former, primarily historic, mining activities. Generally, these matters concern developing and implementing remediation plans at the various sites. Based upon our best estimate of our liability for these matters, $318 was accrued at December 31, 2015 for such obligations associated with properties previously owned or operated by us or our subsidiaries. The amounts accrued for these matters are reviewed periodically based upon facts and circumstances available at the time.

For a discussion of the most significant reclamation and remediation activities, see Item 7, Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations, and Note 5 and Note 30 to the Consolidated Financial Statements.

In addition to legal and regulatory compliance, we have developed complementary programs to guide our Company toward achieving transparent and sustainable environmental and socially responsible performance objectives. In support of our management’s commitment towards these objectives, our corporate headquarters are located in an environmentally sustainable, LEED, gold-certified building. We are committed to managing climate change related risks and responsibly managing our greenhouse gas emissions. We have publicly reported our greenhouse gas emissions since 2004 to the Carbon Disclosure Project (now known only as CDP). Our greenhouse gas emissions are independently verified to satisfy all the requirements for emissions reporting under ISO International Standard 14064-3:2006. We actively participate in the International Council on Mining and Metals (“ICMM”) and are committed to the ICMM’s 10 Principles of Sustainable Development and its commitment to implement the UN Global Compact's 10 principles on human rights, bribery and corruption, labor and the environment. In 2015, all Newmont operated sites maintained their certification as ISO 14001 compliant, except for Akyem in Ghana. Akyem began production in late 2013 and is currently working through the process to achieve its ISO 14001 certification by mid-year 2016. We transparently report on our sustainability performance in accordance with the Global Reporting Initiative “GRI” guidelines, including the Mining and Metals Sector Supplement to meet the requirements of GRI Application Level A+. In 2015, the Dow Jones Sustainability World Index (DJSI World) ranked Newmont as the mining industry’s leader in overall sustainability, marking the ninth consecutive year the Company has been included on the index. Newmont also received the highest score in the mining sector across a number of areas measured by the index including climate strategy; environmental policy/management systems; corporate citizenship and philanthropy; and labor practices and human rights. As of the end of 2015, all of our relevant sites were certified through the International Cyanide Management Code (ICMC), or in the process for re-certification by independent auditors. The Long Canyon and Merian Projects, both in construction now, are planned to be audited under the ICMC within one year of commercial production.

Health and Safety

We conduct our operations so as to protect the health and safety (“H&S”) of our employees and contractors and believe that our operations are in compliance with applicable laws and regulations in all material respects. In addition, the Company has an established Health & Safety Management System and Technical Standards that in most cases exceed the regulatory requirements in the jurisdictions in which we operate. The quality of our Health & Safety Management System is audited regularly as part of our assurance and governance process.

In early 2013, Newmont set a five-year target to lead the industry in H&S performance as measured by zero fatalities and the lowest Total Recordable Injury Frequency Rate and Occupational Illness Rate among its peers in the ICMM. To achieve our five-year target and embed a culture of Zero Harm, Newmont has centered its H&S activities on four key focus areas: health and safety leadership, fatality prevention, behaviors and engagement and occupational health and wellness.

Managing fatal and health risks remains a core component of our Safety Journey. In 2015, Newmont introduced a process to assess the effectiveness of critical controls that are in place to manage significant safety and health risks. This critical management process requires sites to identify risks, select team members across all levels, determine the critical controls, verify the controls’ effectiveness and develop improvement plans where and when needed.

Visible felt leadership is being demonstrated through Safety Shares, Personal Safety Plans and by undertaking quality Safety Interactions in the field. Our frontline leaders are a vital link in our safety programs and we have continued work which began in 2014 to improve their competencies in vital safety areas through the Safety Leadership Coaching Program. Our workforce has been engaged through Newmont’s Safety Journey programs (My Safety Journey and Vital Behaviors) toward providing the leadership competencies and the focus on individual contributions as safety leaders.

Externally we strive to help improve the overall safety performance of the mining industry and actively participate in the ICMM Health & Safety Committee, the Mining Safety Round Table, the National Mining Association’s CORESafety program, Earth Moving Equipment Safety Round Table and other industry bodies promoting Health & Safety in mining.

Employees and Contractors

Approximately 15,600 people were employed by Newmont and Newmont subsidiaries at December 31, 2015. In addition, approximately 16,800 people were working as contractors in support of Newmont’s operations at December 31, 2015.

Forward-Looking Statements

Certain statements contained in this report (including information incorporated by reference herein) are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and are intended to be covered by the safe harbor provided for under these sections. Words such as “expect(s)”, “feel(s)”, “believe(s)”, “will”, “may”, “anticipate(s)”, “estimate(s)”, “should”, “intend(s)” and similar expressions are intended to identify forward-looking statements. Our forward-looking statements may include, without limitation:

•	estimates regarding future earnings and the sensitivity of earnings to gold, copper and other metal prices;

•	estimates of future mineral production and sales;

•	estimates of future production costs, other expenses and taxes for specific operations and on a consolidated basis;

•	estimates of future cash flows and the sensitivity of cash flows to gold and other metal prices;

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

•	estimates of reserves and statements regarding future exploration results and reserve replacement and the sensitivity of reserves to metal price changes;

•	statements regarding the availability of, and, terms and costs related to, future borrowing, debt repayment and financing;

•	estimates regarding future exploration expenditures, results and reserves;

•	statements regarding fluctuations in financial and currency markets;

•	estimates regarding potential cost savings, productivity, operating performance and ownership and cost structures;

•	expectations regarding the completion and timing of acquisitions or divestitures and projected benefits, synergies and costs associated with acquisitions and related matters;

•	expectations regarding the start-up time, design, mine life, production and costs applicable to sales and exploration potential of our projects;

•	statements regarding modifications to hedge and derivative positions;

•	statements regarding political, economic or governmental conditions and environments;

•	statements regarding future transactions;

•	statements regarding the impacts of changes in the legal and regulatory environment in which we operate;

•	estimates of future costs and other liabilities for certain environmental matters;

•	estimates of income taxes; and

•	estimates of pension and other post-retirement costs.

Where we express an expectation or belief as to future events or results, such expectation or belief is expressed in good faith and believed to have a reasonable basis. However, our forward-looking statements are subject to risks, uncertainties and other factors, which could cause actual results to differ materially from future results expressed, projected or implied by those forward-looking statements. Such risks include, but are not limited to:

•	the price of gold, copper and other metal prices and commodities;

•	the cost of operations;

•	currency fluctuations;

•	geological and metallurgical assumptions;

•	operating performance of equipment, processes and facilities;

•	labor relations;

•	timing of receipt of necessary governmental permits or approvals;

•	domestic and foreign laws or regulations, particularly relating to the environment, mining and processing;

•	changes in tax laws;

•	domestic and international economic and political conditions;

•	our ability to obtain or maintain necessary financing; and

•	other risks and hazards associated with mining operations.

More detailed information regarding these factors is included in Item 1, Business; Item 1A, Risk Factors; and elsewhere throughout this report. Many of these factors are beyond our ability to control or predict. Given these uncertainties, readers are cautioned not to place undue reliance on our forward-looking statements.

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

Available Information

Newmont maintains a website at www.newmont.com and makes available, through the Investor Relations section of the website, its Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Section 16 filings and all amendments to those reports, as soon as reasonably practicable after such material is electronically filed with the Securities and Exchange Commission (“SEC”). Certain other information, including Newmont’s Corporate Governance Guidelines, the charters of key committees of its Board of Directors and its Code of Conduct are also available on the website.

ITEM 1A.    RISK FACTORS (dollars in millions, except per share, per ounce and per pound amounts)

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

Any decline in our realized gold or copper price adversely impacts our revenues, net income and operating cash flows, particularly in light of our strategy of not engaging in hedging transactions with respect to gold or copper sales. We have recorded asset impairments in the past and may experience additional impairments as a result of lower gold or copper prices in the future.

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

Gold and copper producers must continually replace reserves depleted by production to maintain production levels over the long term and provide a return on invested capital. Depleted reserves can be replaced in several ways, including expanding known ore bodies, by locating new deposits or acquiring interests in reserves from third parties. Exploration is highly speculative in nature, involves many risks and uncertainties and is frequently unsuccessful in discovering significant mineralization. Accordingly, our current or future exploration programs may not result in new mineral producing operations. Even if significant mineralization is discovered, it will likely take many years from the initial phases of exploration until commencement of production, during which time the economic feasibility of production may change.

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

The reserves stated in this report represent the amount of gold and copper that we estimated, at December 31, 2015, could be economically and legally extracted or produced at the time of the reserve determination. Estimates of proven and probable reserves are subject to considerable uncertainty. Such estimates are, to a large extent, based on the prices of gold and copper and interpretations of geologic data obtained from drill holes and other exploration techniques, which data may not necessarily be indicative of future results. Producers use feasibility studies to derive estimates of capital and operating costs based upon anticipated tonnage and grades of ore to be mined and processed, the predicted configuration of the ore body, expected recovery rates of metals from the ore, the costs of comparable facilities, the costs of operating and processing equipment and other factors. Actual operating and capital cost and economic returns on projects may differ significantly from original estimates. Further, it may take many years from the initial phases of exploration until commencement of production, during which time, the economic feasibility of production may change.

Additionally, the term “Mineralized Material” does not indicate proven and probable reserves as defined by the SEC or the Company’s standards. Estimates of Mineralized Material are subject to further exploration and development, and are, therefore, subject to considerable uncertainty. Despite the Company’s history of converting a substantial portion of Mineralized Material to reserves through additional drilling and study work, the Company cannot be certain that any part or parts of the Mineralized Material deposit will ever be confirmed or converted into SEC Industry Guide 7 compliant reserves or that Mineralized Material can be economically or legally extracted.

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

We could have significant increases in capital and operating costs over the next several years in connection with the development of new projects in challenging jurisdictions and in the sustaining and/or expansion of existing mining and processing operations. Costs associated with capital expenditures may increase in the future as a result of factors beyond our control. Increased capital expenditures may have an adverse effect on the profitability of and cash flow generated from existing operations, as well as the economic returns anticipated from new projects.

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

Our decision to develop a project is typically based on the results of feasibility studies, which estimate the anticipated economic returns of a project. The actual project profitability or economic feasibility may differ from such estimates as a result of any of the following factors, among others:

•	Changes in tonnage, grades and metallurgical characteristics of ore to be mined and processed;

•	Changes in input commodity and labor costs;

•	The quality of the data on which engineering assumptions were made;

•	Adverse geotechnical conditions;

•	Availability of adequate and skilled labor force;

•	Availability, supply and cost of water and power;

•	Fluctuations in inflation and currency exchange rates;

•	Availability and terms of financing;

•	Delays in obtaining environmental or other government permits or approvals or changes in the laws and regulations related to our operations or project development;

•	Changes in tax laws, the laws and/or regulations around royalties and other taxes due to the regional and national governments and royalty agreements;

•	Weather or severe climate impacts, including, without limitation, prolonged or unexpected precipitation and/or sub-zero temperatures;

•	Potential delays relating to social and community issues, including, without limitation, issues resulting in protests, road blockages or work stoppages; and

•	Potential challenges to permits or other approvals or delays in development and construction of projects based on claims of disturbance of cultural resources.

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

Our business is subject to the U.S. Foreign Corrupt Practices Act and other extraterritorial and domestic anti-bribery laws, a breach or violation of which could lead to civil and criminal fines and penalties, loss of licenses or permits and other collateral consequences and reputational harm.

We operate in certain jurisdictions that have experienced governmental and private sector corruption to some degree, and, in certain circumstances, compliance with anti-bribery laws and heightened expectations of enforcement authorities may be in tension with certain local customs and practices. For example, the U.S. Foreign Corrupt Practices Act and other laws with extraterritorial reach, including the U.K. Bribery Act, and anti-bribery laws in other jurisdictions in which we operate generally prohibit companies and their intermediaries from making improper payments for the purpose of obtaining or retaining business or other commercial advantage. We have an ethics and compliance program which includes our Code of Conduct, Business Integrity Policy and other policies and standards, all of which mandate compliance with these anti-bribery laws by the Company and its subsidiaries and their personnel. Our program also includes a well-publicized hot line for raising issues and processes for investigating such issues and assurances of non-retaliation for persons who in good faith raise concerns. We report regularly to the Audit Committee of our Board of Directors on such program. There can be no assurance that Newmont’s internal control policies and procedures will always protect it from misinterpretation of or noncompliance with applicable laws and internal policies, recklessness, fraudulent behavior, dishonesty or other inappropriate acts committed by the Company’s affiliates, employees, agents or associated persons for which we might be claimed to be responsible. As such, our corporate policies and processes may not prevent or detect all potential breaches of law or other governance practices. We occasionally identify or are apprised of information or allegations that certain employees, affiliates, agents or associated persons may have engaged in unlawful conduct for which we might be held responsible. Our policy when receiving credible information or allegations is to conduct internal investigations and compliance reviews to evaluate that information, determine compliance with applicable anti-bribery laws and regulations and company policies and take such remedial steps as may be warranted. In appropriate circumstances, we communicate with authorities in the United States and elsewhere about those investigations and reviews. Violations of these laws, or allegations of such violations, could lead to substantial civil and criminal fines and penalties, litigation, loss of operating licenses or permits and other collateral consequences, and may damage the Company’s reputation, which could have a material adverse effect on our business, financial position and results of operations or cause the market value of our common shares to decline.

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

Our exploration, development, mining and processing operations are subject to extensive laws and regulations governing worker health and safety and land use and the protection of the environment, which generally apply to air and water quality, protection of endangered, protected or other specified species, hazardous waste management and reclamation. For example, in May 2015, the U.S. Department of the Interior released a plan to protect the greater sage grouse, a species whose natural habitat is found across much of the western United States. The U.S. Department of the Interior’s plan is intended to guide conservation efforts on approximately 70 million acres of national public lands, including in Nevada. No assurances can be made that restrictions relating to conservation will not have an adverse impact on our growth plans or not result in delays in project development, constraints on exploration and constraints on operations in impacted areas. During 2015, the U.S. Fish and Wildlife Service engaged in an extensive review and considered whether the greater sage grouse would be placed on the endangered species list under protection of the Endangered Species Act. In late 2015, it was determined that the greater sage grouse would not currently be placed on the endangered species list. Nonetheless, federal land management agencies, including the U.S. Bureau of Land Management, may impose additional restrictions and mitigation obligations on development activities occurring on federal lands, which could also adversely impact our business.

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

Future changes in applicable laws, regulations, permits and approvals or changes in their enforcement or regulatory interpretation could substantially increase costs to achieve compliance, lead to the revocation of existing or future exploration or mining rights or otherwise have an adverse impact on our results of operations and financial position. For instance, the operation of our mines in the United States is subject to regulation by the Federal Mine Safety and Health Administration (“MSHA”) under the Federal Mine Safety and Health Act of 1977 (the “Mine Act”). MSHA inspects our mines on a regular basis and issues various citations and orders when it believes a violation has occurred under the Mine Act. Over the past several years MSHA has significantly increased the numbers of citations and orders charged against mining operations and increased the dollar penalties assessed for citations issued. If MSHA inspections result in an alleged violation, we may be subject to fines, penalties or sanctions and our mining operations could be subject to temporary or extended closures. For example, in early July 2015, the Company’s Leeville operation received 103(k) orders relating to ground control resulting in a temporary shut down of certain levels at Leeville. MSHA issued fines, penalties or sanctions and mandated temporary or extended closures could have an adverse effect on our results of operations and financial position. See Exhibit 95 to this report for additional information regarding certain MSHA orders and citations issued during the year ended December 31, 2015.

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

The laws and regulations governing mine closure and remediation in a particular jurisdiction are subject to review at any time and may be amended to impose additional requirements and conditions which may cause our provisions for environmental liabilities to be underestimated and could materially affect our financial position or results of operations. For a more detailed description of potential environmental liabilities, see the discussion in Environmental Matters in Note 30 to the Consolidated Financial Statements.

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

A number of governments or governmental bodies have introduced or are contemplating regulatory changes in response to the potential impacts of climate change that are viewed as the result of emissions from the combustion of carbon-based fuels. At the 18th Conference of the Parties to the United Nations Framework Convention on Climate Change (“UNFCC”) held in 2012, Parties to the Kyoto Protocol agreed to a second commitment period of emissions reductions from January 1, 2013 to December 31, 2020, which takes the form of an amendment to the Protocol. The 37 countries with binding targets in the second commitment period include Australia and all members of the European Union. Several Annex I Parties who participated in Kyoto’s first-round have not taken on new targets in the second commitment period, including Japan, New Zealand and Russia. Other Annex I Parties without second-round targets are the United States (which never became a member to the Kyoto Protocol) and Canada (which withdrew from the Kyoto Protocol effective 2012). At the 21st Conference of the Parties of the UNFCC held in Paris in 2015, the Paris Agreement was adopted which is intended to govern emission reductions beyond 2020. The Paris Agreement will open for signature in April 2016 to all 187 parties of the UNFCC: all members of the United Nations, as well as Cook Islands, Niue, Palestine and the European Union. It will enter into force (and then become fully effective) only if 55 countries that produce at least 55% of the world's greenhouse gas emissions ratify, accept, approve or accede to the agreement. While there are no immediate impacts to business from the Paris Agreement, the goal of limiting global warming to “well below 2o C” will be taken up at national levels. Industrialized nations (e.g., Australia, United States) are likely to implement national emission reduction targets that require an investment shift towards low carbon technologies and systems, shifting away from coal and diesel power generation. The temperature change goal implies a move to net zero greenhouse gas emissions from energy use and industrial activities by 2050 to 2060. The relevant details of the shift towards low carbon technologies are defined in the national plans, which will need further definition in new rules from each country by 2020.

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

Legislation and increased regulation and requirements regarding climate change could impose increased costs on us, our venture partners and our suppliers, including increased energy, capital equipment, environmental monitoring and reporting and other costs to comply with such regulations. In August 2015, the EPA issued the final rules for the Clean Power Plan under Section 111(d) of the Clean Air Act. The Clean Power Plan is intended to reduce carbon emissions through EPA mandated reduction targets for each state. Nevada regulatory authorities are currently preparing Nevada’s plan to comply with the EPA reduction targets. Newmont’s TS Power Plant is currently subject to the requirements of the Clean Power Plan and could possibly be impacted by such requirements depending upon the compliance plan adopted by Nevada and approved by the EPA. Until the timing, scope and extent of any future requirements becomes known, we cannot predict the effect on our financial condition, financial position, results of operations and ability to compete.

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

•

Royalty and tax increases or claims, including retroactive increases and claims and requests to renegotiate terms of existing investment agreements, contracts of work, leases, royalties and taxes, by governmental entities, including such increases, claims and/or requests by the governments of Australia, Ghana, Indonesia, Peru, Suriname, the State of Colorado and the State of Nevada in the United States;

•	Increases in training and other costs and challenges relating to requirements by governmental entities to employ the nationals of the country in which a particular operation is located;

•	Delays in obtaining or renewing collective bargaining or certain labor agreements;

•	Delays in obtaining or renewing, or the inability to obtain, maintain or renew, necessary governmental permits, mining or operating leases and other agreements and/or approvals;

•	Claims for increased mineral royalties or ownership interests by local or indigenous communities;

•	Expropriation or nationalization of property;

•	Currency fluctuations, particularly in countries with high inflation;

•	Foreign exchange controls;

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

•	Restrictions on the ability to pay dividends offshore or to otherwise repatriate funds;

•	Risk of loss due to civil strife, acts of war, guerrilla activities, insurrection and terrorism;

•	Risk of loss due to criminal activities such as trespass, local artisanal or illegal mining, theft and vandalism;

•	Risk of loss due to disease, such as malaria or the Zika virus, and other potential endemic health issues, such as Ebola;

•	Disadvantage and risk of loss due to the limitations of certain local health systems and infrastructure to contain diseases and potential endemic health issues;

•	Risk of loss due to inability to access our properties or operations;

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

In 2014, the Indonesian government issued new regulations pertaining to the export of copper concentrate that contain potentially restrictive conditions in respect of obtaining an export permit and impose a new export duty. The 2009 mining law preserves the validity of PT Newmont Nusa Tenggara’s (“PTNNT,” the entity operating the Batu Hijau mine) Contract of Work (the investment agreement entered into by PTNNT and the Indonesian government in 1986, which includes the right to export copper concentrates and a prohibition against new taxes, duties, and levies), and the Company believes and contended that these 2014 regulations were contrary to the Contract of Work. After PTNNT’s Batu Hijau mine was shut down in June 2014 due to an inability to export copper concentrate and PTNNT and its majority shareholder filed for international arbitration, PTNNT and the government entered into a Memorandum of Understanding in September 2014 in which, among other things, PTNNT agreed to pay higher royalties and certain export duties and the government agreed to issue permits to allow PTNNT to export and sell copper concentrates. The government then issued several six month export permits commencing in September 2014, March 2015 and November 2015. The most recent November permit was issued following a two month delay and expires in May 2016. PTNNT is continuing to work with the government to amend its Contract of Work to resolve ongoing issues pertaining to in-country smelting and refining and export of copper concentrate. However, due to the limited smelting and refining capacity in Indonesia, the 2014 regulations could result in the inability to export copper concentrate or additional financial obligations, which could adversely impact our future operating and financial results.

Violence committed by radical elements in Indonesia and other countries and U.S. involvement in conflicts in the Middle East, may increase the risk that foreign operations owned by U.S. companies will be the target of violence. If our Batu Hijau operation were so targeted it could have an adverse effect on our business.

Our Batu Hijau operation faced demonstrations by the local community in 2011 and again in 2015 relating to a worker recruitment process, including protests and roadblocks. We cannot predict whether similar or more significant incidents will occur and the recurrence of significant opposition from the local community could disrupt mining activities and, thereby, adversely affect Batu Hijau’s assets and operations. Batu Hijau also faced temporary work stoppages in 2011 and 2012. Indonesia has seen greater worker and union activism in recent times, and a strike or other labor disputes could adversely affect Batu Hijau’s operations.

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

We currently have a 31.5% direct ownership interest in PTNNT, held through Nusa Tenggara Partnership B.V. (“NTPBV”), which is owned with an affiliate of Sumitomo Corporation of Japan (“Sumitomo”). We have a 56.25% interest in NTPBV and a Sumitomo affiliate holds the remaining 43.75%. NTPBV in turn owns 56% of PTNNT, the Indonesian subsidiary that owns Batu Hijau. In December 2009, Newmont entered into a transaction with P.T. Pukuafu Indah (“PTPI”), an unrelated noncontrolling shareholder in PTNNT, whereby we agreed to advance certain funds to PTPI in exchange for (i) a pledge of PTPI’s 20% shareholding in PTNNT; (ii) an assignment of dividends payable on the shares, net of withholding tax; (iii) a commitment to support the application of our standards to the operation of the Batu Hijau mine; and (iv) as of September 16, 2011, powers of attorney to vote and sell the PTNNT shares (only as further security for the financing arrangement in support of the pledge, and only enforceable in an event of default). On June 25, 2010, PTPI completed the sale of approximately a 2.2% interest in PTNNT to PT Indonesia Masbaga Investama (“PTIMI”), and, to effectuate PTPI’s desire to sell the shares, Newmont entered into a transaction with PTIMI whereby we agreed to advance certain funds to PTIMI in exchange for (i) a pledge of PTIMI’s 2.2% shareholding in PTNNT; (ii) an assignment of dividends payable on the shares, net of withholding tax; and (iii) a commitment to support the application of our standards to the operation of the Batu Hijau mine. Under the terms of the transaction, the Company has no powers of attorney or other right to vote PTIMI’s shares. Based on the above transactions, Newmont recognizes an additional 17% effective economic interest in PTNNT. Combined with Newmont’s 56.25% ownership in NTPBV, Newmont has a 48.5% effective economic interest in PTNNT and continues to consolidate Batu Hijau in its Consolidated Financial Statements.

Under the Contract of Work executed in 1986 between the Indonesian government and PTNNT, 51% of PTNNT’s shares were required to be offered for sale, first, to the Indonesian government or, second, to Indonesian nationals by March 31, 2010. As PTPI owned 20% of PTNNT’s shares at relevant times and an additional 24% stake in PTNNT had previously been divested, a final 7% stake was offered to the Indonesian government in March 2010. On May 6, 2011 we announced that a definitive agreement was signed with an agency of the Indonesian Government’s Ministry of Finance for the sale of the final 7% divestiture stake. Subsequently, a dispute over the legality of the purchase under relevant laws and regulations arose between certain members of parliament and the Ministry of Finance, and the transaction never closed despite NTPBV and the agency repeatedly agreeing to extend the period for satisfying the closing conditions. Upon divestment of the 7% stake, our ownership interest in the Batu Hijau mine’s production, assets and proven and probable reserves would reduce to a 27.5625% direct ownership interest as NTPBV’s ownership interest in PTNNT would reduce to 49%, thus potentially affecting our ability to control the operation at Batu Hijau. We will also continue to hold, however, a 17% effective economic interest in PTNNT through the financing arrangements with existing shareholders described above, and we have identified Variable Interest Entities in connection with our economic interests in PTNNT due to these financing arrangements and shareholder commitments. Therefore, we expect to continue to consolidate PTNNT in our Consolidated Financial Statements after the final 7% sale is completed. Loss of effective control over PTNNT operations may result in our deconsolidation of PTNNT for accounting purposes, which would reduce our reported consolidated sales, total assets and operating cash flows. See Note 30 to the Consolidated Financial Statements for more information on the PTNNT share divestiture.

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

In January 2009, the Indonesian Government passed a new mining law. While the law preserves the validity of the Contract of Work, and therefore, PTNNT’s right to operate Batu Hijau pursuant to the Contract of Work, in January 2014 the Indonesian

government issued new regulations pertaining to domestic processing and refining and the export of copper concentrate that contained restrictive conditions for export permits and a new export duty, which regulations conflict with the provisions of the Contract of Work. After PTNNT’s Batu Hijau mine was shut down in June 2014 due to an inability to export copper concentrate and PTNNT and its majority shareholder filed for international arbitration, PTNNT and the government entered into a Memorandum of Understanding in September 2014 that set out a framework for negotiating an amendment to the Contract of Work. PTNNT and the Indonesian government have not yet reached agreement on terms for an amendment to the Contract of Work and no assurances can be made in respect of the outcome of such negotiations or future permit renewals. Future disputes relating to the Contract of Work or the failure to obtain export permits could impact operating plans at Batu Hijau and adversely impact our future operating and financial results.

Our operations at Yanacocha and the development of our Conga Project in Peru are subject to political and social unrest risks.

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

Construction activities on our Conga Project were suspended on November 30, 2011, at the request of Peru’s central government following increasing protests in Cajamarca by anti-mining activists led by the regional president. At the request of the Peruvian central government, the environmental impact assessment prepared in connection with the project, which was previously approved by the central government in October 2010, was reviewed by independent experts in an effort to resolve allegations around the environmental viability of Conga. This review concluded that the environmental impact assessment complied with international standards and provided some recommendations to improve water management. Yanacocha is currently focusing on the construction of water reservoirs prior to the development of other project facilities. However, development of Conga is contingent upon generating acceptable project returns and getting local community and government support. Under the current social and political environment, the Company does not anticipate being able to develop Conga for the foreseeable future. Given recent expiration of operating and construction permits and the related uncertainty around the renewal of those permits, as well as the deferral of the project, the Company has removed Conga from its Reserves statement and reclassified the project as Mineralized Material. Should the Company be unable to develop Conga, the Company may in the future reprioritize and reallocate capital to other development alternatives, which may result in an impairment of the Conga Project and further reclassification of the related Mineralized Material.

The Central Government of Peru continued to support responsible mining as a vehicle for the growth and future development of Peru in 2014. However, we are unable to predict whether the Central government will continue to take similar positions in the future. The regional government of Cajamarca and other political parties actively opposed the Conga Project and continue to reject the viability of its development. We are unable to predict the positions that will be taken in the future and whether such positions or changes in law will affect Yanacocha or Conga. Such changes may include increased labor regulations, environmental and other regulatory requirements, and additional taxes and royalties, as well as future protests, community demands and road blockages. We cannot predict future positions of either the Central or regional government on foreign investment, mining concessions, land tenure or other regulation. Any change in government positions or laws on these issues could adversely affect the assets and operations of Yanacocha or Conga, which could have a material adverse effect on our results of operations and financial position. Additionally, the inability to develop Conga or operate at Yanacocha could have an adverse impact on our growth and production in the region.

In addition, in early 2015, the Peruvian government agency responsible for certain environmental regulations, the Ministry of the Environment (“MINAM”), issued proposed water quality criteria for designated beneficial uses which apply to mining companies, including Yanacocha. These criteria would modify the in-stream water quality criteria pursuant to which Yanacocha has been designing water treatment processes and infrastructure. In 2015, MINAM issued the final regulation that modified the water quality standards and extended the compliance deadline. This law provides 60 days to notify whether the Company is able to comply with the new standards and one year to submit a modification to the previously approved Environmental Impact Assessment. A total of up to four years are allowed for permitting, detailed engineering, and construction of water treatment facilities required for compliance with the new water quality standards. Yanacocha is currently assessing treatment options in connection with the new water quality standards. Those treatment options may result in increased costs. If Yanacocha is unsuccessful in designing, constructing and implementing effective treatment options in the next four years, it could result in potential fines and penalties relating to potential intermittent non-compliant exceedances. These impacts may adversely impact the future cost, production and financial performance of our operations in Peru.

Our business depends on good relations with our employees.

Production at our mines is dependent upon the efforts of our employees and, consequently, our maintenance of good relationships with our employees. Due to union activities or other employee actions, we could experience labor disputes, work stoppages or other disruptions in production that could adversely affect us. At December 31, 2015, various unions represented approximately 41% of our employee work force worldwide. The collective bargaining agreements with the workforce in Ghana expired in 2014. The 2014 wage negotiations with the union in connection with the collective bargaining process concluded in September 2015 through arbitration after a prolonged negotiation. Wage negotiations in Ghana for 2015 wages remain ongoing. Batu Hijau also faced temporary work stoppages in 2011 and 2012, and the operation’s collective bargaining agreement with the workforce expires at the end of 2016. Indonesia has seen greater worker and union activism in recent times and during those negotiations. The labor agreement in Peru will expire in April 2016 and the collective labor agreement in Nevada will expire in January 2019. A failure to successfully enter into new contracts could result in future labor disputes, work stoppages or other disruptions in production that could adversely affect our operations and financial performance. As such, there can be no assurance that any future disputes will be resolved without disruptions to operations.

Our Company and the mining industry are facing continued geotechnical challenges, which could adversely impact our production and profitability.

Newmont and the mining industry are facing continued geotechnical challenges due to the older age of certain of our mines and a trend toward mining deeper pits and more complex deposits. This leads to higher pit walls, more complex underground environments and increased exposure to geotechnical instability and hydrological impacts. As our operations are maturing, the open pits at many of our sites are getting deeper and we have experienced certain geotechnical failures at some of our mines, including, without limitation, in Indonesia at the Batu Hijau open-pit mine and at our operations in Australia, Nevada, Peru and Colorado.

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

The foreign currency that primarily impacts our results of operations is the Australian dollar. We estimate that every $0.10 increase in the U.S. dollar/Australian dollar exchange rate increases annually the U.S. dollar Costs applicable to sales by approximately $79 for each ounce of gold sold from operations in Australia before taking into account the impact of currency hedging. During the majority of 2015, the Australian dollar was relatively weaker than the U.S. dollar compared to 2014. The annual average Australian dollar exchange rate depreciated by approximately 7% from December 31, 2013 to December 31, 2014. The annual average Australian dollar exchange rate further depreciated by approximately 17% from December 31, 2014 to December 31, 2015. We hedge a portion of our future forecasted Australian dollar denominated operating expenditures to reduce the variability of our Australian dollar exposure. At December 31, 2015, we had hedged 12%, 8%, and 4%, of our forecasted Australian denominated operating costs in 2016, 2017, and 2018, respectively. Our Australian dollar derivative programs will limit the benefit to Newmont of future decreases, if any, in the U.S. dollar/Australian dollar exchange rates.

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

There can be no assurance that we will be able to conclude any acquisitions successfully or that any acquisition will achieve the anticipated synergies or other positive results. Any material problems that we encounter in connection with such an acquisition could have a material adverse effect on our business, results of operations and financial position.

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

We have periodically experienced power shortages in Ghana resulting primarily from drought, insufficient rainfall, unavailability of thermal plants, shortage of fuel or other circumstances, increasing demands for electricity and insufficient hydroelectric or other generating capacity which caused curtailment of production at our Ahafo and Akyem operations in 2015. In late January 2015, in response to power shortages in Ghana resulting from insufficient rainfall and thermal plant unavailability, the Government of Ghana imposed a country-wide power reduction and notified the mining industry of the need to reduce power usage by 33%. In order to address shut downs and load shedding concerns, the Company engaged the power generating company and the Ministry of Power to produce alternative plans to help reduce our load shedding requirements. These alternative methods may cause increases in our diesel consumption and increase our costs. By year-end, the Company entered into a three-year power supply purchase agreement that provides the Company with a fixed percentage of power supply on a take-or-pay basis to reduce the potential future load reductions. Future power shortages or disruptions and increased costs may adversely affect our results of operations and financial position.

Continuation of our mining production is dependent on the availability of sufficient water supplies to support our mining operations.

Our mining operations require significant quantities of water for mining, ore processing and related support facilities. Our operations in North and South America and Australia are in areas where water is scarce and competition among users for continuing access to water is significant. Continuous production at our mines is dependent on our ability to maintain our water rights, claims and contracts and to defeat claims adverse to our current water uses in legal proceedings. Although each of our operations currently has sufficient water rights, claims and contracts to cover its operational demands, we cannot predict the potential outcome of pending or future legal proceedings relating to our water rights, claims, contracts and uses. Water shortages may also result from weather or environmental and climate impacts out of the Company’s control. For example, the continuation of the below average rainfall or the occurrence of drought in southwest Australia could impact our raw water supply at Boddington. While we incorporated systems to address the impact of dry season as part of our operating plans, we can make no assurances that those systems will be sufficient to address all shortages in water supply, which could result in production and processing interruptions. The loss of some or all water rights for any of our mines, in whole or in part, or shortages of water to which we have rights could require us to curtail or shut down mining production and could prevent us from pursuing expansion opportunities. Laws and regulations may be introduced in some jurisdictions in which we operate which could limit our access to sufficient water resources in our operations, thus adversely affecting our operations.

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

We are currently, and may in the future become, subject to litigation, arbitration or other legal proceedings with other parties. If decided adversely to Newmont, these legal proceedings, or others that could be brought against us in the future, could have a material adverse effect on our financial position or prospects. For a more detailed discussion of pending litigation, see Note 30 to our Consolidated Financial Statements.

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

Although we have conducted title reviews of our properties, title review does not preclude third parties from challenging our title or related property rights. While we believe that we have satisfactory title to our properties, some titles may be defective or subject to challenge. In addition, certain of our Australian properties could be subject to native title or traditional landowner claims, and our ability to use these properties is dependent on agreements with traditional owners of the properties. A determination of defective title or restrictions in connection with a challenge to title rights could impact our ability to develop and operate at certain properties, which could have an adverse effect on our results of operations and financial position. For more information regarding native title or traditional landowner claims, see the discussion under the Asia Pacific Section of Item 2, Properties, in this report.

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

Artisanal and illegal miners have been active on, or adjacent to, some of Newmont’s African, Indonesian and South American properties, including recently at Suriname. Illegal mining, which involves trespass into the development or operating area of the mine, is both a security and safety issue, which may present a security threat to property and human life. The illegal miners from time to time have clashed with security staff and law enforcement personnel who have attempted to move them away from the facilities. Although, under certain circumstances, artisanal mining may be a legally sanctioned activity, artisanal mining is also associated with a number of negative impacts, including environmental degradation, poor working practices, erosion of civil society, human rights abuse and funding of conflict. The environmental, social, safety and health impacts of artisanal and illegal mining are frequently attributed to formal mining activity, and it is often assumed that artisanally-mined gold is channeled through large-scale mining operators, even though artisanal and large-scale miners may have separate supply chains. These misconceptions impact negatively on the reputation of the industry. The activities of the illegal miners could cause damage to Newmont’s properties for which Newmont could potentially be held responsible. The presence of illegal miners could lead to exploration and project delays and disputes regarding the development or operation of commercial gold deposits. Illegal mining and theft could also result in lost gold production and reserves, mine and development stoppages, and have a material adverse effect on financial condition or results of operations or project development.

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

We recognize the expected future tax benefit from deferred tax assets when the tax benefit is considered to be more likely than not of being realized, otherwise, a valuation allowance is applied against deferred tax assets. Assessing the recoverability of deferred tax assets requires management to make significant estimates related to expectations of future taxable income. Estimates of future taxable income are based on forecasted cash flows from operations and the application of existing tax laws in each jurisdiction. To the extent that future cash flows and taxable income differ significantly from estimates, our ability to realize the deferred tax assets could be impacted. In the future, our estimates could change requiring a valuation allowance or impairment of our deferred tax assets. Additionally, future changes in tax laws could limit our ability to obtain the future tax benefits represented by our deferred tax assets. At December 31, 2015, the Company’s long-term deferred tax assets were $1,718.

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

There can be no assurance that any rating currently assigned by Standard & Poor’s Rating Services or Moody’s Investors Service to Newmont will remain unchanged for any given period of time or that a rating will not be lowered if, in that rating agency’s judgment, future circumstances relating to the basis of the rating so warrant. If we are unable to maintain our outstanding debt and financial ratios at levels acceptable to the credit rating agencies, or should our business prospects or financial results deteriorate, our ratings could be downgraded by the rating agencies. In November 2013, Standard & Poor’s lowered our credit rating from BBB+ to BBB, and, in June 2014, revised its outlook to negative from stable. In January 2014, Moody’s Investors Service issued a notice that Newmont’s debt had been placed on “Review for possible downgrade.” Subsequently in May 2014, Moody’s Investors Service issued a notice that Newmont’s debt has been downgraded to Baa2 with negative outlook. In June 2015, Standard & Poor’s reaffirmed our credit rating at “BBB” rating and revised its outlook from negative to stable. In January 2016, the Company was one of 11 mining companies rated in the U.S. that was placed on review by Moody’s Investor Services for potential downgrade. We cannot make assurances regarding the outcome of the rating agencies future reviews. A downgrade by the rating agencies could adversely affect the value of our outstanding securities, our existing debt and our ability to obtain new financing on favorable terms, if at all, and increase our borrowing costs, which in turn could impair our results of operations and financial position.

Future funding requirements may affect our business.

Potential future investments, including projects in the Company’s project pipeline, acquisitions and other investments, will require significant funds for capital expenditures. Depending on gold and copper prices, our operating cash flow may not be sufficient to meet all of these expenditures, depending on the timing of development of these and other projects. As a result, new sources of capital may be needed to meet the funding requirements of these investments, fund our ongoing business activities and pay dividends. Our ability to raise and service significant new sources of capital will be a function of macroeconomic conditions, future gold and copper prices as well as our operational performance, current cash flow and debt position, among other factors. In light of the limited global availability of credit, and given our existing debt position, we may determine that it may be necessary or preferable to issue additional equity or other securities, defer projects or sell assets. Additional financing may not be available when needed or, if available, the terms of such financing may not be favorable to us and, if raised by offering equity securities, any additional financing may involve substantial dilution to existing shareholders. In the event of lower gold and copper prices, unanticipated operating or financial challenges, or new funding limitations, our ability to pursue new business opportunities, invest in existing and new projects, fund our ongoing business activities, retire or service all outstanding debt and pay dividends could be significantly constrained.

The price of our common stock may be volatile, which may make it difficult for you to resell the common stock when you want or at prices you find attractive.

The market price and volume of our common stock may be subject to significant fluctuations due not only to general stock market conditions but also to a change in sentiment in the market regarding our operations, business prospects or liquidity. Among the factors that could affect the price of our common stock are:

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

ITEM 2.PROPERTIES (dollars in millions, except per share, per ounce and per pound amounts)

Twin
Creeks
Turquoise
Ridge
Nevada
Cripple Creek & Victor
Phoenix
Carlin
Long Canyon
Merian
Yanacocha
Conga
Ahafo
Akyem
Batu Hijau
Tanami
Boddington
KCGM
Gold
Gold/Copper
Projects (non-producing)

Production and Development Properties

Newmont’s significant production and development properties are described below. Operating statistics for each region are presented in a table in the Operating Statistics section.

North America

The North America region maintains its headquarters in Elko, Nevada. The region operates four sites – Carlin, Phoenix, Twin Creeks and Cripple Creek & Victor.

In Nevada, mining taxes are assessed on up to 5% of net proceeds of a mine. Net proceeds are calculated as the excess of gross yield over direct costs. Gross yield is determined as the value received when minerals are sold, exchanged for anything of value or removed from the state. Direct costs generally include the costs to develop, extract, produce, transport and refine minerals.

Carlin, Nevada, USA. (100% owned) The Carlin property is located 25 miles west of Elko, Nevada off of Interstate 80 and can be accessed by paved highway. Newmont either owns the private fee land and unpatented mining claims or controls the land through long term mining leases, with regard to the minerals and surface area within the boundaries of the present operations. Properties held under long term mining leases expire at varying dates over the next 40 years. With respect to a portion of the Gold Quarry pit, we pay a royalty equivalent to 16.2% of the mineral production. With respect to various other Carlin deposits, we pay third party royalties that vary from 1% to 8% of production.

Carlin’s integrated mining operations consist of three open pits and four underground mines. The open pits include the Emigrant pit and the Gold Quarry pit in the South end of the Carlin Trend and the Silverstar pit at the North end of the Carlin Trend. The underground mines include Leeville, which is a shaft mine, along with Chukar, Pete Bajo and Exodus, which are portal mines. The majority of the underground ore as well as higher-grade surface refractory ores are processed through the roaster (Mill 6) which consists of a grinding circuit, roasting circuit and a conventional carbon-in leach circuit. Mill 6 processed approximately 3.5 million tons of ore in 2015. Higher-grade surface oxide ores are processed by conventional milling and cyanide leaching at Mill 5.

Additionally, Mill 5 operates as a flotation mill treating lower grade, non-carbonaceous, sulfidic refractory ore to produce a gold/pyrite concentrate. Mill 5 processed approximately 5 million tons of ore in 2015. Lower-grade surface material with suitable cyanide solubility is treated on one of four heap leach pads. Carlin’s available mining fleet consists of six shovels and fifty-four haul trucks which range from 150 to 250 tons. We have been mining gold at Carlin since 1965.

Carlin is a sediment-hosted disseminated gold deposit. Work has been completed to expand underground airflow at the Leeville mine to allow for increased mining rates and future mine expansion. Near-mine exploration and development of new reserves is ongoing.

Power is supplied by Wells Rural Electric Company (“WREC”) in the southern section of the property and in the northern section of the property power is partially supplied by a power plant Newmont built and placed in operations in 2008. Power generated is sold to NV Energy and then repurchased by the operations.

Carlin’s gross Property, plant and mine development at December 31, 2015 was $3,887. Carlin produced 886,000 ounces of gold in 2015, and at December 31, 2015, reported 16.8 million ounces of gold reserves.

Phoenix, Nevada, USA. The Phoenix property is comprised of the Phoenix operations and the Lone Tree operations, both of which are 100% owned. The Phoenix and Lone Tree properties are owned through fee property and unpatented mining claims.

Phoenix is an open pit operation, located approximately 10 miles south of Battle Mountain, Nevada and can be accessed by paved highway to a Newmont maintained dirt road. Phoenix was acquired through the Battle Mountain Gold merger and began operations in 2006.

Phoenix is a skarn-hosted polymetallic massive sulfide replacement deposit. The Phoenix mill produces a gravity gold concentrate and a copper/gold flotation concentrate and recovers additional gold from cyanide leaching of the flotation tails. The Phoenix surface mine’s available mining fleet consists of three shovels and sixteen 240 ton haul trucks. Process facilities include a flotation mill which processed approximately 11 million tons of ore in 2015, a carbon-in-leach plant, a copper leach pad and solvent extraction electrowinning (“SX/EW”) plant. The copper leach and SX/EW plant was constructed in 2013, which allows for the production of copper cathode. Near-mine exploration and development of new reserves is ongoing.

Lone Tree is an open pit operation, located approximately 20 miles northwest of Battle Mountain, Nevada and can be accessed by paved highway. Lone Tree was acquired through the Santa Fe merger and began operations in 1991. Mining was completed in 2007, with residual leaching and ongoing reclamation activities. Lone Tree’s available mining fleet consists of four haul trucks, which range from 150 tons to 190 tons, to rehandle leach material for residual leaching operations. The site also has an autoclave and flotation mill, which are currently on care and maintenance.

Power is partially supplied by a power plant Newmont built and placed in operations in 2008. Power generated is sold to NV Energy and then repurchased by the operations.

The Phoenix operations gross Property, plant and mine development at December 31, 2015 was $1,261. The Phoenix operations produced 205,000 ounces of gold and 46 million pounds of copper in 2015, and at December 31, 2015, reported 5.1 million ounces of gold reserves and 1,750 million pounds of copper reserves.

Twin Creeks, Nevada, USA. The Twin Creeks property is comprised of the Twin Creeks mine and the Turquoise Ridge Joint Venture.

Twin Creeks (100% owned) is an open pit operation, located approximately 15 miles north of Golconda, Nevada and can be accessed by paved highway to a Newmont maintained dirt road. The Twin Creeks mine is an open pit mine that began operations in 1987 and was acquired through the Santa Fe merger in 1997. The property is owned through fee property and unpatented mining claims.

Twin Creeks is a sediment-hosted disseminated gold deposit. Higher-grade oxide ores are processed by conventional milling and cyanide leaching at the Juniper mill. The autoclaves (Sage) process higher-grade refractory ores and lower-grade material with suitable cyanide solubility is treated on heap leach pads. Twin Creeks’ available mining fleet consists of three shovels and fourteen 240 ton haul trucks. The process facilities include an autoclave which processed approximately 3.7 million tons of ore in 2015, an oxide mill which processed 1.2 million tons of ore in 2015 and three leach pads. Near-mine exploration and development of new reserves is ongoing.

Power is partially supplied by a power plant Newmont built and placed in operations in 2008. Power generated is sold to NV Energy and then repurchased by the operations.

We have a 25% interest in a joint venture with a subsidiary of Barrick Gold Corporation (“Barrick”) in Turquoise Ridge. Turquoise Ridge Joint Venture is an underground gold mine located in Golconda, Nevada. Operations at Turquoise Ridge consist of an underground mine. We report our interest in Turquoise Ridge on a pro rata basis. Turquoise Ridge is a refractory ore deposit which utilizes the Twin Creeks autoclave for processing. We have an agreement to provide up to 2,000 tons per day of milling capacity at Twin Creeks to the joint venture. Barrick is the operator of the joint venture. In 2015, gold production of 68,000 ounces was attributable to Newmont from the joint venture.

The Twin Creeks operations gross Property, plant and mine development at December 31, 2015 was $1,462. The Twin Creeks operation produced 471,000 ounces of gold in 2015, and at December 31, 2015, reported 5.4 million ounces of attributable gold reserves.

Long Canyon, Nevada, USA. (100% owned) Long Canyon is located approximately 75 miles east of Elko, Nevada off of Interstate 80 and can be accessed by paved highway. The Long Canyon Project was acquired in 2011 through the purchase of Fronteer Gold Inc. Newmont owns the private fee land and unpatented mining claims, with regard to all of the minerals and surface area within the boundaries of the present operations.

Long Canyon is a sediment-hosted disseminated gold deposit which will utilize heap leaching to recover the minerals. Construction is underway to construct an open pit operating mine with leach facilities. Near-mine exploration and development of new reserves is ongoing.

Power is supplied by WREC.

Long Canyon’s gross Property, plant and mine development at December 31, 2015 was $1,015. At December 31, 2015, Long Canyon reported 1.2 million ounces of gold reserves.

Cripple Creek & Victor, Colorado, USA. (100% owned) Cripple Creek &Victor (“CC&V”) is an open pit operation, located next to the town of Victor, Colorado and can be accessed by paved highway. On August 3, 2015, Newmont acquired CC&V through a purchase from AngloGold Ashanti Limited. The vast majority of the property is controlled through fee patented mining claims as well as long term mining leases. Royalties on various sections of the deposit vary up to 5% of production.

CC&V is an epithermal alkalic deposit which utilizes heap leaching to recover the minerals. A newly constructed mill is used to recover higher grade ore. CC&V’s available mining fleet consists of three shovels and thirty-one haul trucks with capacity ranges from 85 tons to 240 tons. The process facilities include a newly built mill, a leach pad currently under construction and one operating leach pad. Construction of the mill was completed in early 2015 while work continues to complete the construction of the new leach pad and second recovery plant. Near-mine exploration and development of new reserves is ongoing.

Power is supplied by Black Hills Energy.

CC&V’s gross Property, plant and mine development at December 31, 2015 was $740. CC&V produced 81,000 ounces of gold from August through December 2015, and at December 31, 2015, CC&V reported 3.8 million ounces of gold reserves.

South America

The properties of Minera Yanacocha S.R.L. (“MYSRL”) include operations at Yanacocha and the Conga Project. We hold a 51.35% interest in MYSRL with the remaining interests held by Compañia de Minas Buenaventura, S.A.A. (“Buenaventura”) (43.65%) and the International Finance Corporation (5%).

MYSRL and a related entity have mining concessions granted by the Peruvian mining authority. Mining concessions grant MYSRL an exclusive and irrevocable right to carry out exploration and exploitation activities within a specified area. MYSRL must obtain the corresponding exploration and exploitation permits as well as the rights over the surface lands. General obligations to keep the concessions in good standing include the payment of an annual license fee and complying with a minimum annual production obligation. For mining concessions granted prior to 2008, if the production obligations are not met by the end of 2028, the mining concessions will expire. For mining concessions granted in 2008 or thereafter, if minimum production is not attained by the 20th year from the date of grant, the mining concession will expire. Beginning October 1, 2011, mining companies are subject to a revised royalty and special mining tax, dependent on whether or not a stabilization agreement is in effect. The revised royalty and special mining taxes are based on a sliding scale, between 1% and 12%.

Yanacocha, Peru. Yanacocha is located approximately 375 miles (604 kilometers) north of Lima and 30 miles (48 kilometers) north of the city of Cajamarca and is primarily accessible by paved and dirt roads. Yanacocha began production in 1993 at Carachugo. The Yanacocha property consists of the following open-pit mines: Chaquicocha, Maqui Maqui, Cerro Yanacocha, La Quinua Complex (La Quinua, El Tapado, Tapado Oeste), Cerro Negro Este, Western Oxide pits (La Quinua Sur and Cerro Negro Oeste), Eastern Oxide pits (Marleny and Carachugo Alto). Yanacocha has four leach pads (Carachugo, Maqui Maqui, Cerro Yanacocha and La Quinua) and four processing facilities (Pampa Larga, Yanacocha Norte, La Quinua and the Yanacocha Gold Mill).

The Carachugo complex mined material from the Chaquicocha Sur pit. The Carachugo open-pit mine ceased mining operations in 2004, although the leach pad remains in operation. Marleny started mining operations in May 2013 and ceased operations in April 2014. There is now a plan to restart mining at Marleny in April 2016, deepening the pit, which is scheduled to be completed by the middle of 2016. The ore from the Chaquicocha pit was primarily placed on the Carachugo leach pad or in stockpiles for further processing.

Mining operations at Maqui Maqui began in October 1994 and ceased in September 2000. The Maqui Maqui East expansion commenced operations in 2010 and is expected to continue until the first quarter of 2016. Gold recovery from the leach pad at Maqui Maqui continues. The ore from Maqui Maqui was primarily placed on the Maqui Maqui leach pad or in stockpiles for further processing.

Cerro Yanacocha began operations in 1997. Cerro Yanacocha has had limited mining operations in recent years and expects to increase mining operations in 2016. The ore from Cerro Yanacocha was placed on the Yanacocha leach pad or in stockpiles for further processing.

The La Quinua complex is currently mining material from the La Quinua Sur, Tapado Oeste, Tapado Oeste Layback and Cerro Negro Oeste pits. The La Quinua complex operations began in 2001. La Quinua Sur commenced mining activities in May 2014 and is scheduled to finish in 2019. Tapado Oeste commenced mining activities in 2001 and is expected to complete operations by the middle of 2016. Tapado Oeste Layback commenced mining activities during the first quarter of 2015, and is currently focused on stripping areas and mining is expected to be completed in 2019. Mining activities commenced in Cerro Negro Oeste in 2010 and are scheduled to finish in 2016. The ore from these pits is primarily placed on the La Quinua leach pad or in stockpiles for further processing.

Leach pads are located at Carachugo (372 million tonne capacity), Maqui Maqui (64 million tonne capacity), Cerro Yanacocha (426 million tonne capacity) and La Quinua (581 million tonne capacity, including the Western Oxides). Each of these leach pads includes at least two leach solution storage ponds and storm water ponds located down gradient from each leach pad. The Cerro Yanacocha site has two additional solution ponds for the segregation of solution generated from the treatment of transition ores. A raw water pond is used both for storm containment and to store excess solution during the wet season.

Yanacocha has four processing facilities: Pampa Larga, Yanacocha Norte, La Quinua and the Yanacocha Gold Mill. The processing facilities can be used to process gold-bearing solutions from any of the leach pads through a network of solution pumping facilities located adjacent to the solution storage ponds or, in the case of the Yanacocha Gold Mill, to process high-grade gold ore to produce a gold-bearing solution for treatment at the La Quinua processing plant. The Yanacocha Gold Mill commenced operations in March 2008, and it processes between 5.5 and 6.0 million tonnes per year.

Yanacocha’s mining activities encompass 507,050 acres (205,196 hectares) covered by 327 mining concessions. Of these 507,050 acres (205,196 hectares), another entity by the name of S.M.R.L. Chaupiloma Dos de Cajamarca holds the mining rights related to 218,604 acres (88,466 hectares), covered by 137 mining concessions. MYSRL holds the mining rights related to 116,730 hectares covered by 190 concessions. Chaupiloma has assigned these mining concessions to Yanacocha pursuant to several assignments of mining rights, each with an initial term of 20 years and one agreement with extension of 17 years, which are renewable at Yanacocha’s request for an additional 17 and 20 year terms, respectively. Yanacocha has three processing concessions from the Ministry of Energy and Mines for its processing plants: Cerro Yanacocha (Yanacocha Gold Mill, Cerro Negro, La Quinua and Yanacocha), Yanacocha (Carachugo and Pampa Larga) and China Linda (non-metallic). The processing concessions have indefinite terms, subject to the payment of an annual fee based on nominal capacity for the processing plant.

The material mined is from an epithermal type deposit of high sulfidation hosted in volcanic rock formations. Gold is associated with iron-oxides and pyrite. Material that has suitable cyanide solubility is placed on leach pads whereas non-leachable material is placed in stockpiles for processing through the Yanacocha Gold Mill. Solutions generated by the leach pad and the mill are further processed through the processing facilities. Mining and processing of oxide mineralization has been ongoing since the mine opened in 1993. Studies are underway to evaluate the potential for mining sulfide gold and copper mineralization. Near-mine exploration and development of new reserves is ongoing. The development of an underground exploration tunnel commenced in November 2015.

Power is supplied to the operation primarily by Duke Energy Company.

Yanacocha’s gross Property, plant and mine development at December 31, 2015 was $4,482. Yanacocha produced 918,000 ounces of gold (471,000 attributable ounces of gold) in 2015, and at December 31, 2015, reported 2.6 million attributable ounces of gold reserves.

Conga, Peru. The Conga Project is located approximately 16 miles (25 kilometers) northeast of Yanacocha, within close proximity of existing operations, and is accessible by paved and dirt roads. The project is planned to be an open pit mine. Newmont received Conga from CEDIMIN as part of the Minera Yanacocha unitization in 2001 and conducted comprehensive reviews of data and subsequent drilling campaigns through 2011.

Conga's mining activities would encompass 35,427 acres (14,337 hectares) covered by a mining concession called "Acumulacion Minas Conga." S.M.R.L. Chaupiloma Dos de Cajarma has assigned "Acumulacion Minas Conga" to MYSRL pursuant to assignment of mining, and renewal with a term of 20 years.

The Conga Project is a copper-gold porphyry deposit. Conga contains economic gold and copper mineralization associated with intense quartz veining felsic porphyries. Locally, magnetite-dominated skarns contain economic gold and copper mineralization and garnet dominated skarns are enriched in zinc, lead and silver. At Chailhuagon and Perol economic gold and copper mineralization is associated with stock works of quartz veinlets and copper sulfides, particularly chalcopyrite, bornite and digenite.

Following the approval of the Environmental Impact Assessment in 2010, the Project’s design and construction work began. As a result of a series of demonstrations staged in Cajamarca, at the request of the Central Government, in November 2011, the Company suspended all Conga Project construction activities. The results of the Peruvian Central Government initiated Environmental Impact Assessment (“EIA”) independent review were announced on April 20, 2012 and confirmed our initial EIA met Peruvian and International standards. The review made recommendations to provide additional water capacity and social funds, which we have largely accepted. We announced our decision to move the project forward on a “water first” approach on June 22, 2012. In the first half of 2014, a Conga Restart Study was completed to identify and test alternatives to advancing development of the project. Following this assessment, a new plan was developed to reduce spending to focus on only the most critical work – protecting people and assets, engaging with communities, and maintaining existing project infrastructure – while maintaining optionality. Newmont will not proceed with the full development of Conga without social acceptance, solid project economics and potentially another partner to help defray costs and risk; it is currently difficult to predict when or whether such events may occur. Under the current social and political environment, the Company does not anticipate being able to develop Conga for the foreseeable future. The continued delay and evaluation of other alternatives may result in a potential accounting impairment or further reclassification of Mineralized Material.

There is no exploration and/or development of new reserves as development of the project is on hold for the foreseeable future. See Item 1A, Risk Factors, above for a description of political risks related to the project’s development and the recent reclassification of previously declared reserves to Mineralized Material.

Merian, Suriname. The Merian Gold Project (“Merian”) is owned 75% by Surgold (100% indirectly owned by Newmont Mining corporation) and 25% by Staatsolie (a company wholly owned by the Republic of Suriname). Merian is located in East Suriname, approximately 40 miles (66 kilometers) south of the town of Moengo and 19 miles (30 kilometers) north of the Nassau Mountains, close to the French Guiana border. The site is accessible by paved road from Paramaribo to Moengo and a compacted laterite road maintained mainly by the Merian project crews. Construction began in August 2014, and is planned to be in commercial production in the fourth quarter of 2016. The project is planned to have two open pits and a process plant that will consist of conventional gold processing flowsheet with a carbon-in-leach circuit.

Surgold and Staatsolie have a Right of Exploitation for Merian as defined in a Mineral Agreement approved by the Surinamese National Assembly in November 2013 and signed by the parties in August 2014. The Right of Exploitation is for an area of 41,484 acres (16,788 hectares), for the period of twenty five years, recorded on November 7, 2014. Surgold is subject to a 6% net smelter return royalty to the Republic of Suriname. The government can choose to take metal in kind or receive cash.

All of the resource gold mineralization at Merian occurs within saprolite, saprock or fresh rock and is closely associated to quartz veining within siltstone and sandstone formations.

The Project has progressed to a 61% completion at the end of 2015. The project includes processing facilities with a capacity of 12 million tonnes per year reducing later to 8 million tonnes per year when the mill feed will be entirely from fresh rock. A power plant with initial installed capacity of 44.5MW will enable the operations to be self-sufficient in power generation. The mine will initially operate the Merian 2 open pit, currently being prepared for full production. In late 2018, the Maraba pit is scheduled to be added to the production stream. Maintenance facilities, camp facilities with a capacity of 1,200 workers, and various offices complete the project site. Near-mine exploration and development of new reserves is ongoing. All equipment is new and of proven technology and size.

Power for the property is self-generated using on-site heavy fuel oil driven generators.

Merian is currently included in Corporate and other in Note 4 of the Consolidated Financial Statements. Merian’s gross Property, plant and mine development at December 31, 2015 was $626. At December 31, 2015, Merian reported 3.8 million attributable ounces of gold reserves.

Asia Pacific

In Australia, mineral exploration and mining titles are granted by the individual states or territories. Mineral titles may also be subject to native title legislation or, in the Northern Territory, to Aboriginal freehold title legislation that entitles indigenous persons to compensation calculated by reference to the gross value of production and with Aboriginal Freehold Title indigenous people have a right of consent. In 1992, the High Court of Australia held that Aboriginal people who have maintained a continuing connection with their land according to their traditions and customs may hold certain rights in respect of the land (such rights commonly referred to as “native title”). Since the High Court’s decision, Australia has passed legislation providing for the protection of native title and established procedures for Aboriginal people to claim these rights. The fact that native title is claimed with respect to an area, however, does not necessarily mean that native title exists, and disputes may be resolved by the courts.

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

Boddington, Australia. (100% owned) Boddington is located 81 miles (130 kilometers) southeast of Perth in Western Australia and is accessible primarily by paved road. Mining operations consist of two open pit operations located adjacent to each other. The milling plant has a nominal capacity to process approximately 39 million tonnes of ore per year. Other major facilities include an emulsion plant, residue disposal area (tailings facility), maintenance workshops and a 2,300 room accommodation camp. Additionally, 31 residential properties are owned in Boddington as employee housing. Boddington has been wholly owned since June 2009 when Newmont acquired the final 33.33% interest from AngloGold Ashanti Australia Limited.

The Boddington project area comprises 46,260 acres (18,721 hectare) of mining tenure leased from the State of Western Australia, of which 20,644 acres (8,354 hectare) is subleased from the South 32 Worsley Joint Venturers. Royalties are paid to the state government at 2.5% for gold and 5% for copper based on revenue. Shipping and Treatment and Refining costs are allowable deductions from revenue for royalty calculations for copper. There is an additional profit based royalty payable to AngloGold Ashanti. This royalty is capped at $100 (of which approximately $72 has been paid out). The remaining royalty of approximately $28 is payable quarterly and is equal to 50% of the amount by which the average margin for the quarter exceeds $600 per ounce (on a by-product basis) multiplied by 33.3% of gold ounces sold in that quarter. Mining tenure terms vary between 4 to 21 years, with renewal options available on all core mining tenements. Newmont owns 74,474 acres ( 30,139 hectare) of rural freehold property, some of which overlaps the mining tenure.

Boddington consists of greenstone diorite hosted mineralization and activities continue to develop the known reserve.

The mine operates two pits (North & South Pits) utilizing three Electric Rope shovels as its prime ex-pit material movers with a production haul truck fleet of 40 and fleet of ancillary equipment as required. Boddington has a current capacity to mine approximately 235,000 tonnes of material per day. The milling plant includes a three stage crushing facility (two Primary crushers, six Secondary crushers and four high pressure grinding rolls), four ball mills, a flotation circuit and carbon-in-leach circuit. The flotation circuit process recovers copper concentrate and a portion of the gold in a copper concentrate before the material is then processed by a traditional carbon-in-leach circuit where the remaining gold is recovered.

Boddington’s process plant poured its first gold in September 2009 and commenced commercial production in November 2009. October 2015 saw the approval of the next major layback in the South Pit which commenced in January 2016. There is a limited near mine exploration program currently underway.

Power for the operation is sourced through the local power grid under a long term power purchase agreement.

Boddington’s gross Property, plant and mine development at December 31, 2015 was $3,950. Boddington produced 794,000 ounces of gold and 79 million pounds of copper in 2015, and at December 31, 2015, reported 11.7 million ounces of gold reserves and 1,310 million pounds of copper reserves.

Kalgoorlie, Australia. Newmont has 50% ownership in Kalgoorlie. We report our interest in Kalgoorlie on a pro rata basis. The mines are managed by Kalgoorlie Consolidated Gold Mine Pty Ltd (“KCGM”) for the joint venture owners, Newmont and Barrick. On May 1, 2015, Newmont assumed management oversight of the Kalgoorlie operations, under the new Management Services Agreement signed by the joint venture partners. Kalgoorlie is located 373 miles (600 kilometers) east of Perth in Western Australia and is accessible primarily by paved road. Kalgoorlie comprises the Fimiston open pit (commonly referred to as the Super Pit) and Mt Charlotte underground mines. The milling plant includes Fimiston processing plant on site at the edge of Kalgoorlie town and Gidji plant 30km outside of town. The plant has the capacity to process approximately 12.5 million tonnes of ore per year (at 100%). Gold was first discovered in the area in 1893. In 1989, KCGM was formed to manage the assets and operations of the joint venture partners. Newmont acquired its ownership in the mine in 2002, as a result of the merger with Normandy.

Kalgoorlie consists of greenstone dolerite hosted mineralization. Near-mine exploration and development of new reserves is ongoing at both the Mt Charlotte underground operation and testing for extensions to the open pit Fimiston operation.

The Kalgoorlie operation encompasses approximately 83,956 acres (33,976 hectares), comprising 62,899 acres (25,454 hectares) of mining leases and other general purpose leases, 15,074 acres (6,100 hectares) of exploration and prospecting licenses and 5,983 acres (2,421 hectares) of miscellaneous licenses held for easements and rights-of-way. We are obligated to pay royalties on production to the State Government of 2.5%. Mining and processing operations and facilities are located on properties held under leases which expire at varying dates over the next 21 years. All core mining leases contain options to renew.

Kalgoorlie's processing plant was first commissioned in mid-1989 and has since undergone two major expansions (1991 and 1995) as well as de-commissioning of the Gidji roasters in 2015 to arrive at its current configuration. The Fimiston plant processes ore from the Super Pit and underground ore from the Mt Charlotte mine. Both ores are processed via two milling circuits which consist of two Semi-autogenous (SAG) and associated ball mills which are capable of treating up to 40,000 tonnes per day. After crushing and milling, the ores are processed via gravity and undergo bulk sulfide flotation to produce a gold-bearing sulfide flotation concentrate which is subsequently leached after ultra-fine grinding at either Fimiston or is filtered and trucked to the Gidji ultra-fine grinding processing plant. The flotation tailings are also leached at Fimiston by two carbon in pulp leaching circuits. Loaded carbon from both Fimiston and Gidji is treated at the centralized Fimiston elution (stripping) and electrowinning facility. The gold sludge from the electrowinning circuits is removed periodically from the cathodes and smelted to produce doré gold bars. Excess concentrate which is unable to be treated on site is sold to overseas smelters for processing. In 2015, the two roasters at Gidji were de-commissioned and a new 30 tonne per hour (tph) ultra-fine grinding mill was installed. This was in addition to the already existing 10 tph ultra-fine grinding mills at Gidji since 2000 and at Fimiston processing plant since 2002. In conjunction with this project, a new carbon regeneration kiln (for a total of three) and scrubbing system was installed at Fimiston. In addition a retort and mercury collection system was commissioned at the Fimiston Gold Room.

Open pits have a fleet of four shovels, one loader, 40 haul trucks, as well as other ancillary equipment. The Mt Charlotte underground mine has underground loaders, a combination of 50 and 60 tonne trucks and drills to enable ore extraction.

Power for the operations is supplied through Newmont Power Pty Ltd (a wholly owned Newmont entity). Newmont Power Pty Ltd sources the power through a combination of purchase from the gas fired power plant in which Newmont holds a 50% interest and through purchase from the local power grid.

Kalgoorlie’s gross Property, plant and mine development at December 31, 2015 was $425. Kalgoorlie produced 316,000 attributable ounces of gold in 2015, and at December 31, 2015, reported 4.2 million attributable ounces of gold reserves.

Tanami, Australia. (100% owned) Tanami is located in the Northern Territory approximately 342 miles (550 kilometers) northwest of Alice Springs. The underground mining infrastructure and operation is located at Dead Bullock Soak. The processing infrastructure is located 25 miles (40 kilometers) to the east of the mining operations at the Granites. Ore is transported by road train to the processing plant. Supply of materials for the operations is done primarily by road while the workforce for Tanami utilizes a fly-in/fly-out program. Gold was first discovered and mined in the area around 1900. Mining Tenements were granted in 1983 and have continued to this date. Newmont acquired its ownership in the mine in 2002, as a result of the merger with Normandy.

The Newmont Tanami Operations has an area of 928,570 acres (375,939 hectares) of exploration licenses and 12,840 acres (5,196 hectares) of mining leases granted as per the Northern Territory Mineral Titles Act. The operation has been granted authorization as per the Northern Territory Mining Management Act to undertake mining activities on these mineral leases. For the exploration licenses, Tanami is required to make an annual payment to the Central Land Council of an administration payment for each Deed (17) and a payment equal to 5% of in ground exploration. The Mining Lease expiry dates range between 2034 and 2036, with the ability to renew. Expiration date for MLS8 (processing plant mineral lease) is May 2034 and MLS154 (mine mineral lease) is February 2036.

As per the Northern Territory Mineral Royalties Act, the operation is obliged to pay a profit based royalty of 20% to the Northern Territory government. The operation is located on Aboriginal Freehold Land as per the Northern Territory Aboriginal Land Rights Act which requires the operation to hold a mining agreement with the Traditional Owners on which the operation is located. The Mining Agreement is managed by the Central Land Council as per the statutory requirements of the Aboriginal Land Rights Act. This agreement dictates the required royalty payment of 2.5% of the gross value of the product to be paid to the traditional owners.

Mining operations are predominantly focused on the Callie and Auron ore bodies in the underground mine at Dead Bullock Soak. Tanami consists of sediment hosted sheeted quartz vein mineralization. Exploration is ongoing with the main focuses being underground ore definition drilling of the Auron ore body and drilling of the Federation ore body with the intention of declaring first probable reserves from this ore body by the end of 2016.

Tanami, as an underground mining operation, has a fleet of underground loaders and 18 dump trucks, each with a 60 tonne payload. The processing plant, originally commissioned in 1986, has undergone numerous expansions to reach its current capacity to process 2.3 million tonnes of ore per year. The processing plant currently consists of a crushing plant, a grinding circuit, gravity carbon in pulp tanks and a conventional tailings disposal facility. During the fourth quarter of 2015, Newmont approved the Tanami Expansion Project which includes building a second decline in the underground mine and additional plant capacity. Building a second decline at Tanami will support a step change in mining rates. The processing plant expansion includes adding a ball mill, thickener and gravity circuit to improve recoveries and expand mill capacity to 2.6 million tonnes per year. The Tanami Expansion Project is expected to be complete in 2017 with first commercial production anticipated in the second half of 2017.

Power for the operations is exclusively sourced from diesel generators which are owned and operated by a business partner.

Tanami’s gross Property, plant and mine development at December 31, 2015 was $1,109. Tanami produced 436,000 ounces of gold in 2015, and at December 31, 2015, reported 3.5 million ounces of gold reserves.

Waihi, New Zealand. (100% owned) The sale of Waihi to OceanaGold Corporation was completed on October 29, 2015. Prior to the sale, the Waihi operation produced 119,000 ounces of gold in 2015.

Batu Hijau, Indonesia. Newmont owns 31.50% of Batu Hijau through Nusa Tenggara Partnership B.V. (“NTPBV”), which we own with an affiliate of Sumitomo Corporation of Japan. We have a 56.25% interest in NTPBV and the Sumitomo affiliate holds the remaining 43.75%. NTPBV in turn owns 56% of PT Newmont Nusa Tenggara (“PTNNT”), the Indonesian subsidiary that owns the Batu Hijau copper and gold mine. The remaining 44% interest in PTNNT is owned by PT Multi Daerah Bersaing (“PTMDB”), 24%; P.T. Pukuafu Indah (“PTPI”), 17.8%; and PT Indonesia Masbaga Investama (“PTIMI”), 2.2%. Batu Hijau is located on the island of Sumbawa, approximately 950 miles (1,529 kilometers) east of Jakarta. The site is accessible by a paved road from the port facility at Benete Bay. The workforce can access the site by ferry from Lombok or by sea plane from both Lombok and Denpasar Bali. Batu Hijau is a large open pit porphyry copper/gold deposit mined using traditional truck and shovel techniques. The mill includes two SAG Mills and four ball mills with a flotation circuit. The deposit was discovered by Newmont in 1990. Development and construction activities began in 1997 and production of copper and gold concentrate commenced in late 1999.

On May 6, 2011, we announced that a definitive sale and purchase agreement was signed with Pusat Investasi Pemerintah (“PIP”), an agency of the Indonesian Government’s Ministry of Finance, for 7% of PTNNT’s shares, the final stake required to be divested by the foreign shareholders to Indonesian parties under the terms of PTNNT’s Contract of Work. Subsequent to signing the agreement, a disagreement arose between the Ministry of Finance and the Indonesian parliament in regard to whether parliamentary approval was required to allow PIP to make the share purchase, and the transaction has never closed.

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

In Indonesia, prior to the 2009 mining law, rights were granted to foreign investors to explore for and to develop mineral resources within defined areas through Contracts of Work entered into with the Indonesian government. In 1986, PTNNT entered into a Contract of Work with the Indonesian government covering Batu Hijau, under which PTNNT was granted the exclusive right to explore in the contract area, construct any required facilities, extract and process the Mineralized Materials, and sell and export the minerals produced, subject to certain requirements including Indonesian government approvals and payment of royalties to the government. Under the Contract of Work, PTNNT has the right to continue operating the project for 30 years from operational start-up, or longer if approved by the Indonesian government. Effective May 27, 2011, PTNNT entered into a $600 revolving credit facility with a syndicate of banks. The Credit Facility matures in March 2017. PTNNT’s moveable assets, trade receivables and cash and cash equivalents in pledged bank accounts are pledged as collateral.

The deposit is hosted by a central stock of multiple tonalite porphyries intruded into older diorite and andesite volcanic wallrocks and activities continue to develop the reserve.

The Batu Hijau operation is currently extracting Phase 6 ore utilizing a mining fleet of 111 trucks, six electric shovels and three excavators which are capable of moving an average of 815,000 tonnes of material per day. The Batu Hijau Operation is currently undertaking a Definitive Feasibility Study relating to a Phase 7 layback, with Phase 7 ore within existing declared reserves. Execution of the Phase 7 investment could extend the life of the operation to 2033, with 2,200 million pounds of copper (1,067 million attributable pounds) and 3 million ounces of gold (1.5 million attributable ounces). A decision to proceed with Phase 7 is dependent upon project economics, financing and successful completion of the Contract of Work amendment.

Power for the operations is sourced from a coal and diesel fired power station owned by the Company.

Batu Hijau’s gross Property, plant and mine development at December 31, 2015 was $2,998. Batu Hijau produced 494 million pounds of copper (240 million attributable pounds) and 676,000 ounces of gold (328,000 attributable ounces) in 2015, and at December 31, 2015, reported 2,610 million attributable pounds of copper reserves and 2.7 million attributable ounces of gold reserves.

Our ownership interest in PTNNT may be reduced in the future to as low as 27.5625%, with NTPBV’s interest in PTNNT reduced to 49%, thus potentially reducing our ability to control the operations at Batu Hijau or apply our operating standards. As part of the negotiation of the divestiture sale agreements with PTMDB, the parties executed an operating agreement under which each party recognizes the right of Newmont and Sumitomo to apply their operating standards at Batu Hijau and binds the parties to adhere to our standards for, among other things, safety, environmental stewardship and community responsibility. The operating agreement remains in effect for so long as NTPBV owns more shares of PTNNT than PTMDB. If the operating agreement terminates, then we could lose effective control over the operations of Batu Hijau and could be at risk for operations conducted in a manner that reduces the value of PTNNT or for safety, environmental or social standards below those adhered to by us. Such loss of effective control may cause us to deconsolidate PTNNT for accounting purposes, which would reduce our reported consolidated sales, cost applicable to sales, amortization, total assets and operating cash flow attributable to PTNNT. See Note 30 to the Consolidated Financial Statements and Item 1A, Risk Factors.

Africa

In December 2003, Ghana’s Parliament unanimously ratified an Investment Agreement (“IA”) between Newmont and the government of Ghana. The IA established a fixed fiscal and legal regime, including fixed royalty and tax rates, for the life of any Newmont project in Ghana. Under the IA, we would pay corporate income tax not to exceed 32.5% and fixed gross royalties on gold production of 3.0% (3.6% for any production from forest reserve areas). The government of Ghana was also entitled to receive 10% of a project’s net cash flow after we had recouped our investment and could acquire up to 20% of a project’s equity at fair market value on or after the 15th anniversary of such project’s commencement of production. The IA also contained commitments with respect to job training for local Ghanaians, community development, purchasing of local goods and services and environmental protection.

In 2012, the government of Ghana enacted a law that increased the corporate income tax from 25% to 35%, eliminated the National Fiscal Stabilization Levy, and changed capital allowances to 20% over 5 years from the previously allowed 80% deduction in year one and then 50% per year on the remaining balance. Per the IA, the increase in the corporate income tax rate would be limited to 32.5% and capital allowances remain at the old rates and basis. The government of Ghana also introduced a bill in Parliament that sought to impose a “windfall profit tax” of 10% on windfall profits of mining companies. The Company believed that the windfall tax of 10% would not be applicable to our Ghana operations due to our IA.

In addition, in 2012, the government of Ghana established a Mining Review Committee to review fiscal regimes and mining agreements with a view to ensuring that Ghana benefits adequately and fairly from the mining sector. Newmont was the first mining company in Ghana called to review its IA. In response, a review team was formed between Newmont and the Government concluding and recommending in November 2014, certain changes to the terms of the IA. After consideration and advancement to Parliament by the Cabinet, changes needed to be ratified and approved by Ghana’s Parliament to become effective. Until then, the current IA of 2003 remained effective and binding.

In December 2015, Ghana’s Parliament ratified the Revised Investment Agreements (“Ghana Investment Agreement” or “Revised IAs”). Key changes to the Revised IA include a change in tax stabilization from life of mine to 15 years from commercial production for each mine. After the stability period concludes, an extension is possible if the company commits to invest at least $300 per mine in mining projects. The maximum corporate income tax rate remains at 32.5%. The Revised IAs introduced a sliding scale royalty system that is based on monthly gold prices. The rates range from 3% to 5% of revenues. The additional 0.6%, as detailed in the IA described above, remains in effect for ounces mined in the forest reserve area. The government of Ghana is also entitled to receive 1/9th of the total amount paid as dividends to Newmont shareholders. Advanced payments on these amounts of 0.6% of total revenues are paid to the government when the average quoted gold price exceeds $1,300 per ounce within the calendar year. The IAs also still contain commitments with respect to job training for local Ghanaians, community development, purchasing of local goods and services and environmental protection. See Item 1A, Risk Factors for a description of risks inherent in contracts with governments.

The Ahafo and Akyem mines operate using electrical power generated by the Volta River Authority and transmitted to the sites by the Ghana Grid Company. Ghana has experienced power generation challenges, which has resulted in power rationing. The Ghana Power Project added 27MW in a co-generation diesel power capacity mode to enable uninterrupted operation of the Ahafo and Akyem processing plants and allow safe, sustainable production in the Africa Region.

Ahafo, Ghana. (100% owned) The Ahafo mine is located near Kenyasi in the Brong Ahafo Region of Ghana, approximately 180 miles (290 kilometers) northwest of the national capital city of Accra. The site is accessible by paved roads. The Ahafo Mine began with the 1997 acquisition by La Source of a 40% share in Rank Mining Company Limited (“Rank”) and the Rank JV Farm-In Agreement with Moydow Mines International Inc (“Moydow”) the holder of the remaining 60% of Rank, covering the Ntotoroso concessions. La Source increased its holding to 50% in 2001 by funding exploration and development in accordance with the agreement. In 2002, Newmont Mining Inc. merged with Normandy Mining Limited and as a result acquired the assets of Normandy

Ghana Gold Limited including 100% of Yamfo-Sefwi and 50% of Ntotoroso property. In 2003, Newmont purchased Moydow’s interest in Rank thereby making it a solely owned subsidiary. The Ahafo mine commenced commercial production in 2006 and currently operates a mill and three pits.

The Ahafo operations has an area of approximately 137,000 acres (55,000 hectares) for the mining lease concession with current mine take area of approximately 18,700 acres (7,600 hectares) that has been fully compensated and approximately 6,500 acres (2,600 hectares) of mining area that has not been fully compensated (i.e. payment would be necessary to move people from their land). Ahafo pays a royalty of 2% on Net Smelter Returns to Franco-Nevada for all gold ounces recovered from the Rank Mining Concession and a sliding scale royalty based on the monthly gold price ranging from 3% to 5% on gold production to the government.

The Ahafo mine is composed of three orogenic gold deposits that have oxide and primary mineralization. The gold is hosted in brittle shear zones cutting granitic intrusives that have kilometer-scale vertical and lateral extent. Gold occurs primarily in pyrite and secondarily as native gold in quartz veins.

The mining method at the Ahafo mine involves removal of ore and waste rock from an open pit mine. Ahafo has three open pits (Subika, Amoma and Awonsu), with current mining from the Amoma and Subika pits. Subika is in the third stage of a four stage pit, whereas Amoma is in the final stage of a two-stage pit. Ahafo’s available mining fleet consists of open pit loaders and 38 dump trucks, each with a 144 tonne payload. The processing plant was commissioned in 2006 to process 7.5 million tonnes of primary and oxide ore per year. Currently with the depletion of oxide ore, the plant throughput has decreased to 6.5 million tonnes per year. The processing plant consists of a crushing plant, a grinding circuit, carbon in leach tanks, elution circuit, counter current decantation circuit and a tailings disposal facility.

Ongoing development projects include Subika Underground, Ahafo Mill Expansion, Ahafo North and Apensu Deeps. The Subika Underground is currently in Definitive Feasibility Study Stage and is being evaluated for full funds approval in the second half of 2016. The Ahafo Mill Expansion has the potential to expand the existing plant by 3.2 million tonnes per year through the installation of a new crusher, coarse ore stockpile, a single stage SAG mill and two leach tanks. The Ahafo Mill Expansion is being evaluated for full funds approval in the second half of 2016. The expansion would maximize synergies between the Ahafo Mill expansion and Subika underground project at Ahafo and allow for a staged execution approach. Ahafo North is aiming to reduce the risks associated with the project. There is opportunity for Apensu Deeps to develop into an independent underground mine leveraging existing and planned infrastructure as well as site and regional overheads.

Ahafo’s gross Property, plant and mine development at December 31, 2015 was $1,779. Ahafo produced 332,000 ounces of gold in 2015, and at December 31, 2015, reported 9.3 million ounces of gold reserves.

Akyem, Ghana. (100% owned) The Akyem mine is located in Birim North District of the Eastern Region of Ghana, approximately 80 miles (125 kilometers) northwest of the national capital city of Accra. The site is accessible by paved roads. In August 2002, Normandy Mining Limited, an Australian company of which La Source SAS was a  subsidiary, was acquired by Newmont Mining Corporation and its name changed to Newmont La Source. In line with this acquisition, Golden Ridge Resources which was 85% owned by La Source, became a Newmont subsidiary with the other 15% owned by Kenbert Mines Ltd. In 2006, Newmont, through its subsidiary Newmont La Source, acquired the remaining 15% from Kenbert Mines Ltd. With the 100% ownership, the company's name was changed from Golden Ridge Resources to Newmont Golden Ridge Ltd. In June 2014, the 100% ownership of Newmont Golden Ridge Ltd was changed from Newmont La Source to Newmont Golden Ridge Holdings which is also a wholly owned subsidiary of Newmont. The Akyem operations are comprised of one mill and one open pit mine, and was completed and commenced commercial production in October 2013.

The Akyem operations have an area of approximately 15,500 acres (6,000 hectares) for the mining lease concession. The Akyem Mine is situated on two mining leases between the Government of Ghana and Newmont Golden Ridge Limited in the Birim North District of the Eastern Region. The leases grant the exclusive rights to work, develop and produce gold in the lease area for a term of fifteen years, including the processing, storing and transportation of ore and materials together with the rights and powers reasonably incidental thereto. The leases by law require Akyem to respect or perform certain financial and statutory reporting obligations. Akyem pays a sliding scale royalty based on the monthly gold price ranging from 3.6% to 5.6% on gold production to the government.

The Akyem mine is an orogenic gold deposit that has oxide and primary mineralization. The gold is found in shear zones within greenschist-facies metasediments that have kilometer-scale vertical and lateral extent. Gold occurs primarily in pyrite and secondarily as native gold in quartz veins.

The mining method at the Akyem mine involves removal of ore and waste rock from an open pit mine. The open pit is an elongated structure consisting of a large western lobe (Main Pit) and a small eastern lobe (East Pit), connected near the surface. The planned pit covers an area of approximately 345 acres (139 hectares). The available mining fleet consists of 18 136 tonne haul trucks loaded by two shovels and two excavators with bucket size of 18 cubic meters. The daily production rate is approximately 90,000 metric tons. The Akyem gold processing plant was commissioned in 2013 to treat an average of 8.5 million tonnes of ore annually. The processing plant currently consists of a crushing plant, a SAG and ball milling circuit, carbon-in-leach, elution and bullion smelting facilities, and a tailings storage facility.

Exploration efforts at Akyem are focused on defining the extension of the known mineralization below the planned pit shell.

Akyem’s gross Property, plant and mine development at December 31, 2015 was $1,254. Akyem produced 473,000 ounces of gold in 2015, and at December 31, 2015, reported 3.7 million ounces of gold reserves.

Operating Statistics

The following tables detail operating statistics related to gold production, ounces sold and production costs per ounce:

	North America			South America
Years Ended December 31,	2015	2014	2013	2015	2014	2013
Tons mined (000 dry short tons):
Open pit	193,387	216,792	287,128	80,627	116,332	156,522
Underground	2,652	2,499	3,017	—	—	—
Tons processed (000 dry short tons):
Mill	24,272	26,258	27,171	6,683	6,901	6,823
Leach	28,859	37,996	42,348	36,645	32,715	31,335
Average ore grade (oz/ton):
Mill	0.070	0.064	0.076	0.095	0.113	0.116
Leach	0.016	0.015	0.016	0.016	0.019	0.014
Average mill recovery rate	81.0%	81.7%	76.7%	80.2%	82.3%	87.6%
Ounces produced (000):
Mill	1,374	1,328	1,548	512	638	661
Leach	269	299	400	406	330	355
Development (1)	—	4	3	—	2	1
Consolidated	1,643	1,631	1,951	918	970	1,017
Attributable	1,643	1,631	1,951	537	565	588
Consolidated ounces sold (000)	1,640	1,646	1,939	924	966	1,022
Production costs per ounce sold: (2)
Direct mining and production costs	$664	$674	$677	$493	$583	$538
By-product credits	(9)	(21)	(33)	(8)	(10)	(8)
Royalties and production taxes	17	11	14	28	31	33
Other	85	95	53	87	83	108
Costs applicable to sales	757	759	711	600	687	671
Depreciation and amortization	189	164	148	361	350	326
Reclamation and remediation	6	4	4	31	32	25
Total production costs	$952	$927	$863	$992	$1,069	$1,022

All-in sustaining costs per ounce sold (3)	$979	$1,007	$977	$936	$988	$1,041

	Asia Pacific			Africa
Years Ended December 31,	2015	2014	2013	2015	2014	2013
Tons mined (000 dry short tons):
Open pit	280,127	274,569	359,752	75,919	82,380	66,375
Underground	3,445	3,730	4,223	—	—	—
Tons milled (000 dry short tons)	96,871	74,276	82,245	15,307	16,243	10,348
Average ore grade (oz/ton)	0.029	0.027	0.025	0.056	0.062	0.076
Average mill recovery rate	84.8%	86.1%	85.8%	90.3%	92.2%	93.6%
Ounces produced (000):
Mill	2,341	1,715	1,796	805	914	688
Development (1)	—	1	—	—	—	11
Consolidated	2,341	1,716	1,796	805	914	699
Attributable	2,050	1,735	1,827	805	914	699
Consolidated ounces sold (000)	2,309	1,706	1,833	804	923	695
Production costs per ounce sold: (2)
Direct mining and production costs	$571	$734	$830	$463	$404	$423
By-product credits	(11)	(13)	(13)	(2)	(2)	(2)
Royalties and production taxes	34	31	34	44	52	64
Other	9	47	149	2	2	2
Costs applicable to sales	603	799	1,000	507	456	487
Depreciation and amortization	129	169	227	185	160	131
Reclamation and remediation	8	9	8	9	5	4
Total production costs	$740	$977	$1,235	$701	$621	$622

All-in sustaining costs per ounce sold (3)	$764	$995	$1,217	$718	$647	$784

	Total Gold
Years Ended December 31,	2015	2014	2013
Ounces produced (000):
Mill	5,032	4,595	4,693
Leach	675	629	755
Development (1)	—	7	15
Consolidated	5,707	5,231	5,463
Attributable	5,035	4,845	5,065
Consolidated ounces sold (000)	5,677	5,240	5,489
Production costs per ounce sold: (2)
Direct mining and production costs	$569	$629	$670
By-product credits	(9)	(13)	(18)
Royalties and production taxes	30	29	31
Other	43	61	89
Costs applicable to sales	633	706	772
Depreciation and amortization	195	203	210
Reclamation and remediation	11	11	9
Total production costs	$839	$920	$991

All-in sustaining costs per ounce sold (3)	$898	$1,002	$1,113

The following table details operating statistics related to copper production, pounds sold and production costs per pound.

	North America			Asia Pacific
Years Ended December 31,	2015	2014	2013	2015	2014	2013
Tons milled (000 dry short tons)	11,021	12,378	12,947	87,354	63,602	71,196
Average milled grade	0.14%	0.15%	0.19%	0.39%	0.23%	0.23%
Average mill recovery rate	72.9%	71.1%	66.2%	86.7%	80.4%	72.6%
Tons leached (000 dry short tons)	7,252	3,571	1,135	—	—	—
Average leached grade	0.18%	0.24%	0.24%	—	—	—
Consolidated pounds produced (millions)	46	46	35	573	225	227
Attributable pounds produced (millions)	46	46	35	319	145	144
Consolidated tonnes produced (thousands)	21	21	16	260	102	103
Attributable tonnes produced (thousands)	21	21	16	145	65	65
Consolidated pounds sold (millions)	46	46	29	542	218	229

Production costs per pound sold: (2)
Costs applicable to sales	$1.96	$2.36	$1.74	$1.15	$2.98	$4.42
Depreciation and amortization	0.45	0.39	0.36	0.21	0.67	0.88
Reclamation and remediation	0.05	0.02	0.02	0.02	0.05	0.04
Total production costs	$2.46	$2.77	$2.12	$1.38	$3.70	$5.34

All-in sustaining costs per pound sold (3)	$2.30	$2.83	$2.38	$1.53	$3.82	$5.41

	Total Copper
Years Ended December 31,	2015	2014	2013
Tons milled (000 dry short tons)	98,375	75,980	84,143
Average grade	0.37%	0.22%	0.22%
Average recovery rate	86.1%	79.4%	71.8%
Tons leached (000 dry short tons)	7,252	3,571	1,135
Average leached grade	0.18%	0.24%	0.24%
Consolidated pounds produced (millions)	619	271	262
Attributable pounds produced (millions)	365	191	179
Consolidated tonnes produced (thousands)	281	123	119
Attributable tonnes produced (thousands)	166	86	81
Consolidated pounds sold (millions)	589	264	258

Production costs per pound sold: (2)
Costs applicable to sales	$1.21	$2.88	$4.12
Depreciation and amortization	0.22	0.62	0.81
Reclamation and remediation	0.02	0.05	0.04
Total production costs	$1.45	$3.55	$4.97

All-in sustaining costs per pound sold (3)	$1.59	$3.65	$5.07

(1)	Ounces from the removal and production of de minimis saleable materials during development. Related sales are recorded in Other income, net of incremental mining and processing costs.
(2)

Production costs do not include items that are included in sustaining costs such as General and administrative; Exploration; Advanced projects, research and development; Other expense, net and Sustaining capital.

(3)	All-In Sustaining Costs is a non-GAAP financial measure. See Non-GAAP Financial Measures beginning on page 82.

Proven and Probable Reserves

We had attributable proven and probable gold reserves of 73.7 million ounces at December 31, 2015, calculated at a gold price assumption of $1,200 or A$1,500. Our 2015 reserves would decline by approximately 5.1% (3.8 million ounces), if calculated at a $1,100 per ounce gold price, all other assumptions remaining constant. An increase in the gold price to $1,300 per ounce would increase reserves by approximately 6.3% (4.6 million ounces), all other assumptions remaining constant. For 2014, reserves were calculated at a gold price assumption of $1,300, A$1,415 or NZ$1,735 per ounce.

At December 31, 2015, our attributable proven and probable gold reserves in North America were 32.4 million ounces. Outside of North America, year-end attributable proven and probable gold reserves were 41.3 million ounces, including 6.4 million ounces in South America, 22.0 million ounces in Asia Pacific and 12.9 million ounces in Africa.

Our attributable proven and probable copper reserves at December 31, 2015 were 5,670 million pounds. For 2015, reserves were calculated at a copper price assumption of $2.75 or A$3.45 per pound. For 2014, reserves were calculated at a copper price assumption of $3.00 or A$3.25 per pound.

Our attributable proven and probable silver reserves at December 31, 2015 were 113.3 million ounces. For 2015, reserves were calculated at a silver price assumption of $19.00 per ounce. For 2014, reserves were calculated at a silver price assumption of $20.00 per ounce. Silver reserves are generally a by-product of gold and/or copper reserves, with significant enough levels to be estimated and included in calculations for mine planning and operations.

Under our current mining plans, all of our reserves are located on fee property or mining claims or will be depleted during the terms of existing mining licenses or concessions, or where applicable, any assured renewal or extension periods for such licenses or concessions.

Proven and probable reserves are based on extensive drilling, sampling, mine modeling and metallurgical testing from which we determined economic feasibility. Metal price assumptions, adjusted for our exchange rate assumption, follow U.S. Securities and Exchange Commission (“SEC”) guidance not to exceed a three year trailing average. The price sensitivity of reserves depends upon several factors including grade, metallurgical recovery, operating cost, waste-to-ore ratio and ore type. Metallurgical recovery rates vary depending on the metallurgical properties of each deposit and the production process used. The reserve tables below list the average metallurgical recovery rate for each deposit, which takes into account the relevant processing methods. The cut-off grade, or lowest grade of Mineralized Material considered economic to process, varies with material type, price, metallurgical recoveries, operating costs and co- or by-product credits.

The proven and probable reserve figures presented herein are estimates based on information available at the time of calculation. No assurance can be given that the indicated levels of recovery of gold and copper will be realized. Ounces of gold or pounds of copper included in the proven and probable reserves are those contained prior to losses during metallurgical treatment. Reserve estimates may require revision based on actual production. Market fluctuations in the price of gold and copper, as well as increased production costs or reduced metallurgical recovery rates, could render certain proven and probable reserves containing higher cost reserves uneconomic to exploit and might result in a reduction of reserves.

We publish reserves annually, and will recalculate reserves at December 31, 2016, taking into account metal prices, changes, if any, future production and capital costs, divestments and depletion as well as any acquisitions and additions during 2016.

The following tables detail gold proven and probable reserves reflecting only those reserves attributable to Newmont’s ownership or economic interest at December 31, 2015, and 2014:

Gold Reserves At December 31, 2015 (1)
		Proven Reserves			Probable Reserves			Proven and Probable Reserves
	Newmont	Tonnage (2)	Grade	Ounces (3)	Tonnage (2)	Grade	Ounces (3)	Tonnage (2)	Grade	Ounces (3)	Metallurgical
Deposits/Districts	Share	(000)	(oz/ton)	(000)	(000)	(oz/ton)	(000)	(000)	(oz/ton)	(000)	Recovery (3)
North America
Carlin Open Pits, Nevada (10)	100%	76,400	0.056	4,300	149,700	0.031	4,590	226,100	0.039	8,890	67%
Carlin Underground, Nevada	100%	15,700	0.257	4,030	7,300	0.285	2,070	23,000	0.266	6,100	84%
Carlin Leach Pad, Nevada (8)	100%	—		—	32,200	0.014	460	32,200	0.014	460	55%
Carlin Stockpiles, Nevada (9)	100%	22,800	0.059	1,330	—		—	22,800	0.059	1,330	83%
Total Carlin, Nevada		114,900	0.084	9,660	189,200	0.038	7,120	304,100	0.055	16,780	74%
Phoenix, Nevada (5)	100%	17,300	0.020	340	271,000	0.017	4,670	288,300	0.017	5,010	76%
Phoenix Stockpiles, Nevada (9)	100%	3,200	0.028	90	—		—	3,200	0.028	90	78%
Lone Tree Leach Pad, Nevada (8), (11)	100%	1,000	0.007	10	—		—	1,000	0.007	10	39%
Lone Tree Stockpiles, Nevada (9), (11)	100%	2,700	0.007	20	—		—	2,700	0.007	20	39%
Total Phoenix, Nevada		24,200	0.019	460	271,000	0.017	4,670	295,200	0.017	5,130	76%
Twin Creeks, Nevada (12)	100%	4,700	0.109	510	24,500	0.049	1,200	29,200	0.058	1,710	75%
Turquoise Ridge, Nevada (7)	25%	1,600	0.461	750	1,500	0.431	650	3,100	0.446	1,400	92%
Twin Creeks Leach Pad, Nevada (8)	100%	2,900	0.011	30	—		—	2,900	0.011	30	70%
Twin Creeks Stockpiles, Nevada (9)	100%	35,600	0.064	2,280	—		—	35,600	0.064	2,280	70%
Total Twin Creeks, Nevada		44,800	0.080	3,570	26,000	0.071	1,850	70,800	0.077	5,420	77%
Long Canyon, Nevada (6)	100%	—		—	18,000	0.067	1,200	18,000	0.067	1,200	76%
CC&V, Colorado (23)	100%	69,500	0.019	1,290	31,300	0.037	1,150	100,800	0.024	2,440	65%
CC&V Leach Pad, Colorado (8)	100%	—		—	46,000	0.025	1,160	46,000	0.025	1,160	61%
CC&V Stockpiles, Colorado (9)	100%	—		—	2,700	0.084	230	2,700	0.084	230	81%
Total CC&V, Colorado		69,500	0.019	1,290	80,000	0.032	2,540	149,500	0.026	3,830	64%
		253,400	0.059	14,980	584,200	0.030	17,380	837,600	0.039	32,360	74%
South America (21)
Yanacocha Open Pits (13)	51.35%	26,300	0.016	410	86,900	0.018	1,530	113,200	0.017	1,940	71%
Yanacocha Leach Pad (8)	51.35%	12,600	0.019	240	—		—	12,600	0.019	240	68%
Yanacocha Stockpiles (9)	51.35%	7,800	0.052	410	—		—	7,800	0.052	410	67%
Total Yanacocha, Peru		46,700	0.023	1,060	86,900	0.018	1,530	133,600	0.019	2,590	70%
Merian, Suriname (14)	75%	—		—	110,600	0.035	3,840	110,600	0.035	3,840	89%
		46,700	0.023	1,060	197,500	0.027	5,370	244,200	0.026	6,430	81%
Asia Pacific
Boddington Open Pit	100%	107,400	0.020	2,150	404,300	0.021	8,300	511,700	0.020	10,450	83%
Boddington Stockpiles (9)	100%	19,500	0.016	310	73,900	0.013	970	93,400	0.014	1,280	77%
Total Boddington, Western Australia		126,900	0.019	2,460	478,200	0.019	9,270	605,100	0.019	11,730	83%
Kalgoorlie Open Pit and Underground (15)	50%	11,100	0.059	650	34,100	0.059	2,000	45,200	0.059	2,650	84%
Kalgoorlie Stockpiles (9)	50%	66,000	0.023	1,500	—		—	66,000	0.023	1,500	76%
Total Kalgoorlie, Western Australia		77,100	0.028	2,150	34,100	0.059	2,000	111,200	0.037	4,150	81%
Tanami, Northern Territory (16)	100%	6,100	0.163	1,000	14,400	0.170	2,460	20,500	0.168	3,460	96%
Batu Hijau Open Pit (17)	48.50%	101,900	0.017	1,780	32,600	0.008	250	134,500	0.015	2,030	75%
Batu Hijau Stockpiles (9)(17)	48.50%	—		—	184,800	0.003	640	184,800	0.003	640	68%
Total Batu Hijau		101,900	0.017	1,780	217,400	0.004	890	319,300	0.008	2,670	73%
		312,000	0.024	7,390	744,100	0.020	14,620	1,056,100	0.021	22,010	83%
Africa
Ahafo South Open Pits (24)	100%	10,000	0.063	630	62,800	0.053	3,320	72,800	0.054	3,950	90%
Ahafo Underground (18)	100%	—		—	9,300	0.143	1,330	9,300	0.143	1,330	93%
Ahafo Stockpiles (9)	100%	44,800	0.030	1,360	—		—	44,800	0.030	1,360	86%
Total Ahafo South, Ghana		54,800	0.036	1,990	72,100	0.064	4,650	126,900	0.052	6,640	90%
Ahafo North Open Pits (19)	100%	—		—	36,900	0.071	2,620	36,900	0.071	2,620	92%
Akyem Open Pit (20)	100%	19,900	0.050	1,000	47,200	0.048	2,260	67,100	0.049	3,260	88%
Akyem Stockpiles (9)(20)	100%	10,000	0.040	400	—		—	10,000	0.040	400	89%
Total Akyem, Ghana		29,900	0.047	1,400	47,200	0.048	2,260	77,100	0.048	3,660	89%
		84,700	0.040	3,390	156,200	0.061	9,530	240,900	0.054	12,920	90%
Total Gold		696,800	0.039	26,820	1,682,000	0.028	46,900	2,378,800	0.031	73,720	80%

Gold Reserves At December 31, 2014 (1)
		Proven Reserves			Probable Reserves			Proven and Probable Reserves
	Newmont	Tonnage (2)	Grade	Ounces (3)	Tonnage (2)	Grade	Ounces (3)	Tonnage (2)	Grade	Ounces (3)	Metallurgical
Deposits/Districts	Share	(000)	(oz/ton)	(000)	(000)	(oz/ton)	(000)	(000)	(oz/ton)	(000)	Recovery (3)
North America
Carlin Open Pits, Nevada	100%	69,800	0.055	3,830	174,500	0.030	5,260	244,300	0.037	9,090	78%
Carlin Underground, Nevada	100%	17,500	0.263	4,610	5,800	0.243	1,420	23,300	0.258	6,030	84%
Carlin Leach Pad, Nevada (8)	100%	20,200	0.014	290	—		—	20,200	0.014	290	59%
Carlin Stockpiles, Nevada (9)	100%	26,800	0.058	1,550	—		—	26,800	0.058	1,550	80%
Total Carlin, Nevada		134,300	0.076	10,280	180,300	0.037	6,680	314,600	0.054	16,960	80%
Phoenix, Nevada	100%	19,200	0.019	370	303,500	0.017	5,140	322,700	0.017	5,510	72%
Phoenix Stockpiles, Nevada (9)	100%	—		—	3,300	0.027	90	3,300	0.027	90	77%
Lone Tree Leach Pad, Nevada (8)	100%	1,600	0.005	10	—		—	1,600	0.005	10	25%
Lone Tree Stockpiles, Nevada (9)	100%	500	0.017	10	—		—	500	0.017	10	25%
Total Phoenix, Nevada		21,300	0.018	390	306,800	0.017	5,230	328,100	0.017	5,620	71%
Twin Creeks, Nevada	100%	5,400	0.118	640	28,200	0.054	1,510	33,600	0.064	2,150	74%
Turquoise Ridge, Nevada (7)	25%	1,700	0.507	860	1,300	0.475	630	3,000	0.493	1,490	92%
Twin Creeks Leach Pad, Nevada (8)	100%	2,200	0.011	20	—		—	2,200	0.011	20	70%
Twin Creeks Stockpiles, Nevada (9)	100%	36,100	0.065	2,340	—		—	36,100	0.065	2,340	67%
Total Twin Creeks, Nevada		45,400	0.085	3,860	29,500	0.072	2,140	74,900	0.080	6,000	75%
Long Canyon, Nevada	100%	—		—	18,400	0.067	1,230	18,400	0.067	1,230	76%
		201,000	0.072	14,530	535,000	0.029	15,280	736,000	0.040	29,810	77%
South America
Conga, Peru (21)	51.35%	—		—	303,400	0.021	6,460	303,400	0.021	6,460	75%
Yanacocha Open Pits	51.35%	17,600	0.023	410	70,100	0.019	1,310	87,700	0.020	1,720	70%
Yanacocha Leach Pad (8)	51.35%	12,800	0.021	270	—		—	12,800	0.021	270	67%
Yanacocha Stockpiles (9)	51.35%	8,700	0.058	500	—		—	8,700	0.058	500	67%
Total Yanacocha, Peru		39,100	0.030	1,180	70,100	0.019	1,310	109,200	0.023	2,490	69%
Merian, Suriname (14)	75%	—		—	104,700	0.034	3,610	104,700	0.034	3,610	93%
		39,100	0.030	1,180	478,200	0.024	11,380	517,300	0.024	12,560	79%
Asia Pacific
Boddington Open Pit	100%	115,800	0.021	2,440	418,300	0.020	8,550	534,100	0.021	10,990	81%
Boddington Stockpiles (9)	100%	26,400	0.016	430	58,200	0.013	750	84,600	0.014	1,180	79%
Total Boddington, Western Australia		142,200	0.020	2,870	476,500	0.020	9,300	618,700	0.020	12,170	81%
Kalgoorlie Open Pit and Underground	50%	9,300	0.058	540	27,400	0.056	1,540	36,700	0.057	2,080	85%
Kalgoorlie Stockpiles (9)	50%	61,400	0.023	1,400	—		—	61,400	0.023	1,400	76%
Total Kalgoorlie, Western Australia		70,700	0.027	1,940	27,400	0.056	1,540	98,100	0.035	3,480	81%
Tanami, Northern Territory	100%	6,000	0.178	1,070	13,600	0.165	2,240	19,600	0.169	3,310	94%
Waihi, New Zealand (4)	100%	—		—	2,200	0.161	360	2,200	0.161	360	89%
Batu Hijau Open Pit	48.50%	150,100	0.015	2,320	71,100	0.008	540	221,200	0.013	2,860	76%
Batu Hijau Stockpiles (9)	48.50%	—		—	157,900	0.003	480	157,900	0.003	480	66%
Total Batu Hijau		150,100	0.015	2,320	229,000	0.004	1,020	379,100	0.009	3,340	74%
		369,000	0.022	8,200	748,700	0.019	14,460	1,117,700	0.020	22,660	82%
Africa
Ahafo South Open Pits	100%	10,700	0.061	650	81,900	0.050	4,080	92,600	0.051	4,730	88%
Ahafo Underground	100%	—		—	4,900	0.129	630	4,900	0.129	630	91%
Ahafo Stockpiles (9)	100%	43,100	0.031	1,350	—		—	43,100	0.031	1,350	86%
Total Ahafo South, Ghana		53,800	0.037	2,000	86,800	0.054	4,710	140,600	0.048	6,710	88%
Ahafo North Open Pits	100%	—		—	40,100	0.080	3,200	40,100	0.080	3,200	85%
Akyem Open Pit	100%	28,400	0.052	1,470	97,300	0.048	4,720	125,700	0.049	6,190	88%
Akyem Stockpiles (9)	100%	8,500	0.057	480	—		—	8,500	0.057	480	90%
Total Akyem, Ghana		36,900	0.053	1,950	97,300	0.048	4,720	134,200	0.050	6,670	88%
		90,700	0.044	3,950	224,200	0.056	12,630	314,900	0.053	16,580	88%
Total Gold (22)		699,800	0.040	27,860	1,986,100	0.027	53,750	2,685,900	0.030	81,610	81%

(1)	The term “reserve” means that part of a mineral deposit that can be economically and legally extracted or produced at the time of the reserve determination.

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

2015 reserves were calculated at a gold price of $1,200, or A$1,500 per ounce unless otherwise noted.

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

(4)	Property was sold to OceanaGold Corporation on October 29, 2015.
(5)	Gold cut-off grade varies with level of copper and silver credits.
(6)	Project is currently being developed. Cut-off grade utilized in 2015 reserves not less than 0.007 ounce per ton.
(7)	Reserve estimates provided by Barrick, the operator of the Turquoise Ridge joint venture.
(8)	Leach pad material is the material on leach pads at the end of the year from which gold remains to be recovered.
(9)	Stockpiles are comprised primarily of material that has been set aside to allow processing of higher grade material in the mills. Stockpiles increase or decrease depending on current mine plans.
(10)

Cut-off grades utilized in 2015 reserves were as follows: oxide leach material not less than 0.006 ounce per ton; oxide mill material not less than 0.023 ounce per ton; flotation material not less than 0.018 ounce per ton; and refractory mill material not less than 0.080 ounce per ton.

(11)	Cut-off grade utilized in 2015 insitu reserves not less than 0.006 ounce per ton.
(12)

Cut-off grades utilized in 2015 reserves were as follows: oxide leach material not less than 0.006 ounce per ton; oxide mill material not less than 0.015 ounce per ton; and refractory mill material not less than 0.045 ounce per ton.

(13)	Cut-off grades utilized in 2015 reserves were as follows: oxide leach material not less than 0.003 ounce per ton; and oxide mill material not less than 0.014 ounce per ton.
(14)

Project is currently under development. Percentage reflects Newmont’s economic interest at December 31, 2015. Gold cut-off grades utilized in 2015 reserves not less than 0.010 ounce per ton. Merian is currently included in Corporate and Other in Note 4 of the Consolidated Financial Statements.

(15)	Reserve estimates were provided by staff at KCGM, a 50/50 Joint Venture with Barrick. Cut-off grade utilized in 2015 reserves not less than 0.026 ounce per ton.
(16)	Cut-off grade utilized in 2015 reserves not less than 0.082 ounce per ton.
(17)	Percentage reflects Newmont’s economic interest as of December 31, 2015.
(18)	Project is partially developed with on-going studies being completed prior to a production decision. Cut-off grade utilized in 2015 reserves not less than 0.076 ounce per ton.
(19)	Includes undeveloped reserves at six pits in the Ahafo trend totaling 2.6 million ounces. Cut-off grade utilized in 2015 reserves not less than 0.014 ounce per ton.
(20)	Cut-off grade utilized in 2015 reserves not less than 0.013 ounce per ton.
(21)	Reserve balances reported for Conga in 2014 were reclassified to Mineralized Material in 2015.
(22)

Total Gold reserves balances were decreased by 120,000 ounces and 460,000 ounces of gold reserves for ounces removed related to La Zanja (46.94%) and Duketon (19.45%), respectively, which were included previously. For more detail on La Zanja reserves please refer to the Buenaventura website. For more detail on Duketon reserves please refer to the Regis Resources website.

(23)	Cut-off grade utilized in 2015 reserves not less than 0.008 ounce per ton.
(24)	Cut-off grade utilized in 2015 reserves not less than 0.019 ounce per ton.

The following tables detail copper proven and probable reserves reflecting only those reserves attributable to Newmont’s ownership or economic interest at December 31, 2015 and 2014:

Copper Reserves At December 31, 2015 (1)
		Proven Reserves			Probable Reserves			Proven and Probable Reserves
	Newmont	Tonnage (2)	Grade	Pounds (3)	Tonnage (2)	Grade	Pounds (3)	Tonnage (2)	Grade	Pounds (3)	Metallurgical
Deposits/Districts	Share	(000)	(Cu %)	(millions)	(000)	(Cu %)	(millions)	(000)	(Cu %)	(millions)	Recovery (3)
North America
Phoenix Mill, Nevada (4)	100%	20,500	0.14%	60	269,000	0.15%	780	289,500	0.14%	840	68%
Phoenix Copper Leach, Nevada (5)	100%	19,200	0.22%	80	218,700	0.19%	830	237,900	0.19%	910	59%
		39,700	0.18%	140	487,700	0.17%	1,610	527,400	0.17%	1,750	63%
Asia Pacific
Boddington Open Pit (6)	100%	107,400	0.08%	180	404,300	0.12%	980	511,700	0.11%	1,160	77%
Boddington Stockpiles (7)	100%	19,500	0.09%	30	73,900	0.08%	120	93,400	0.08%	150	66%
Total Boddington, Western Australia		126,900	0.08%	210	478,200	0.12%	1,100	605,100	0.11%	1,310	75%
Batu Hijau Open Pit (8)	48.50%	101,900	0.53%	1,080	32,600	0.40%	260	134,500	0.50%	1,340	78%
Batu Hijau Stockpiles (7)(8)	48.50%	—		—	184,800	0.34%	1,270	184,800	0.34%	1,270	62%
Total Batu Hijau		101,900	0.53%	1,080	217,400	0.35%	1,530	319,300	0.41%	2,610	70%
		228,800	0.28%	1,290	695,600	0.19%	2,630	924,400	0.21%	3,920	72%
Total Copper		268,500	0.27%	1,430	1,183,300	0.18%	4,240	1,451,800	0.20%	5,670	69%

Copper Reserves At December 31, 2014 (1)
		Proven Reserves			Probable Reserves			Proven and Probable Reserves
	Newmont	Tonnage (2)	Grade	Pounds (3)	Tonnage (2)	Grade	Pounds (3)	Tonnage (2)	Grade	Pounds (3)	Metallurgical
Deposits/Districts	Share	(000)	(Cu %)	(millions)	(000)	(Cu %)	(millions)	(000)	(Cu %)	(millions)	Recovery (3)
North America
Phoenix Mill, Nevada	100%	19,200	0.15%	60	305,700	0.14%	880	324,900	0.14%	940	58%
Phoenix Copper Leach, Nevada	100%	12,600	0.18%	50	199,100	0.19%	740	211,700	0.19%	790	52%
		31,800	0.16%	110	504,800	0.16%	1,620	536,600	0.16%	1,730	55%
South America
Conga, Peru (9)	51.35%	—		—	303,400	0.28%	1,690	303,400	0.28%	1,690	85%
		—		—	303,400	0.28%	1,690	303,400	0.28%	1,690	85%
Asia Pacific
Boddington Open Pit	100%	115,800	0.09%	210	418,300	0.12%	1,010	534,100	0.11%	1,220	77%
Boddington Stockpiles (7)	100%	26,400	0.09%	50	58,200	0.08%	90	84,600	0.08%	140	72%
Total Boddington, Western Australia		142,200	0.09%	260	476,500	0.12%	1,100	618,700	0.11%	1,360	76%
Batu Hijau Open Pit	48.50%	150,100	0.51%	1,540	71,100	0.39%	550	221,200	0.47%	2,090	78%
Batu Hijau Stockpiles (7)	48.50%	—		—	157,900	0.33%	1,060	157,900	0.33%	1,060	60%
Total Batu Hijau		150,100	0.51%	1,540	229,000	0.35%	1,610	379,100	0.41%	3,150	72%
		292,300	0.31%	1,800	705,500	0.19%	2,710	997,800	0.23%	4,510	73%
Total Copper		324,100	0.29%	1,910	1,513,700	0.20%	6,020	1,837,800	0.22%	7,930	72%

(1)

See footnote (1) to the Gold Proven and Probable Reserves tables above. Copper reserves for 2015 were calculated at a copper price of $2.75 or A$3.45 per pound. Copper reserves for 2014 were calculated at a copper price of $3.00 or A$3.25 per pound.

(2)	See footnote (2) to the Gold Proven and Probable Reserves tables above. Tonnages are rounded to nearest 100,000.
(3)	See footnote (3) to the Gold Proven and Probable Reserves tables above. Pounds are rounded to the nearest 10 million.
(4)	Copper cut-off grade varies with level of gold and silver credits.
(5)	Copper cut-off grade varies with level of leach solubility. Leach pad and associated facilities construction completed in 2013.
(6)	Copper cut-off grade varies with level of gold credits.
(7)

Stockpiles are comprised primarily of material that has been set aside to allow processing of higher grade material in the mills. Stockpiles increase or decrease depending on current mine plans. Stockpiles are reported separately where tonnage or contained metal is greater than 5% of the total site reported reserves.

(8)	Percentage reflects Newmont’s economic interest as of December 31, 2015. Copper cut-off grade varies with level of gold and silver credits.
(9)	Reserve balances reported for Conga in 2014 were reclassified to Mineralized Material in 2015.

The following tables detail silver proven and probable reserves reflecting only those reserves attributable to Newmont’s ownership or economic interest at December 31, 2015 and 2014:

Silver Reserves At December 31, 2015 (1)
		Proven Reserves			Probable Reserves			Proven and Probable Reserves
	Newmont	Tonnage (2)	Grade	Ounces (3)	Tonnage (2)	Grade	Ounces (3)	Tonnage (2)	Grade	Ounces (3)	Metallurgical
Deposits/Districts	Share	(000)	(oz/ton)	(000)	(000)	(oz/ton)	(000)	(000)	(oz/ton)	(000)	Recovery (3)
North America
Phoenix, Nevada	100%	20,500	0.27	5,610	269,000	0.25	67,900	289,500	0.25	73,510	38%
		20,500	0.27	5,610	269,000	0.25	67,900	289,500	0.25	73,510	38%
South America
Yanacocha Open Pits	51.35%	26,300	0.19	5,090	37,500	0.20	7,390	63,800	0.20	12,480	15%
Yanacocha Stockpiles (4)	51.35%	7,800	0.99	7,720	—		—	7,800	0.99	7,720	21%
Yanacocha Leach Pad (5)	51.35%	—		—	45,000	0.24	10,600	45,000	0.24	10,600	2%
		34,100	0.38	12,810	82,500	0.22	17,990	116,600	0.26	30,800	12%
Asia Pacific
Batu Hijau Open Pit (6)	48.50%	101,900	0.05	4,860	32,600	0.03	940	134,500	0.04	5,800	79%
Batu Hijau Stockpiles (4)(6)	48.50%	—		—	184,800	0.02	3,160	184,800	0.02	3,160	71%
		101,900	0.05	4,860	217,400	0.02	4,100	319,300	0.03	8,960	77%
Total Silver		156,500	0.15	23,280	568,900	0.16	89,990	725,400	0.16	113,270	34%

Silver Reserves At December 31, 2014 (1)
		Proven Reserves			Probable Reserves			Proven and Probable Reserves
	Newmont	Tonnage (2)	Grade	Ounces (3)	Tonnage (2)	Grade	Ounces (3)	Tonnage (2)	Grade	Ounces (3)	Metallurgical
Deposits/Districts	Share	(000)	(oz/ton)	(000)	(000)	(oz/ton)	(000)	(000)	(oz/ton)	(000)	Recovery (3)
North America
Phoenix, Nevada	100%	19,200	0.25	4,860	305,700	0.24	73,740	324,900	0.24	78,600	34%
		19,200	0.25	4,860	305,700	0.24	73,740	324,900	0.24	78,600	34%
South America
Conga, Peru (7)	51.35%	—		—	303,400	0.06	19,400	303,400	0.06	19,400	70%
Yanacocha Open Pits	51.35%	16,100	0.37	5,930	69,300	0.12	8,330	85,400	0.17	14,260	19%
Yanacocha Stockpiles (4)	51.35%	8,700	1.15	10,010	—		—	8,700	1.15	10,010	30%
Yanacocha Leach Pad (5)	51.35%	—		—	43,200	0.23	10,110	43,200	0.23	10,110	2%
Total Yanacocha, Peru	51.35%	24,800	0.64	15,940	112,500	0.16	18,440	137,300	0.25	34,380	17%
		24,800	0.64	15,940	415,900	0.09	37,840	440,700	0.12	53,780	36%
Asia Pacific
Batu Hijau Open Pit	48.50%	150,100	0.04	6,740	71,100	0.03	2,020	221,200	0.04	8,760	81%
Batu Hijau Stockpiles (4)	48.50%	—		—	157,900	0.02	2,430	157,900	0.02	2,430	68%
		150,100	0.04	6,740	229,000	0.02	4,450	379,100	0.03	11,190	78%
Total Silver		194,100	0.14	27,540	950,600	0.12	116,030	1,144,700	0.13	143,570	38%

(1)

See footnote (1) to the Gold Proven and Probable Reserves tables above. Silver reserves for 2015 were calculated at a silver price of $19.00. Silver reserves for 2014 were calculated at a silver price of $20.00.

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

(5)

Leach Pad material is the material on leach pads at the end of the year from which silver remains to be recovered. In-process material reserves are reported separately where tonnage or ounces are greater than 5% of the total site-reported reserves and ounces are greater than 100,000.

(6)	Percentage reflects Newmont’s economic interest as of December 31, 2015.
(7)	Reserve balances reported for Conga in 2014 were reclassified to Mineralized Material in 2015.

The following table reconciles 2015 and 2014 gold, copper and silver proven and probable reserves:

	Gold Ounces	Copper Pounds	Silver Ounces
	(in millions)
December 31, 2014	81.6	7,930	143.6
Depletion (1)	(6.5)	(399)	(8.1)
Revisions and additions, net (2)	(5.1)	(1,861)	(22.2)
Acquisitions (3)	4.0	—	—
Divestments (4)	(0.3)	—	—
December 31, 2015	73.7	5,670	113.3

(1)	Reserves mined and processed in 2015.
(2)

Revisions and additions are due to reserve conversions, reclassification of reserves to Mineralized Material, optimizations, model updates, metal price changes and updated operating costs and recoveries.

(3)	Acquisitions includes the CC&V gold mining business which the Company acquired on August 3, 2015.
(4)	Divestments are related to the sale of the Waihi mine, which the Company sold on October 29, 2015.

Mineralized Material

We had attributable gold Mineralized Material of 2,192 million tons at an average grade of 0.017 ounces per ton at December 31, 2015, calculated at a gold price assumption of $1,400 or A$1,650 per ounce. For 2014, attributable gold Mineralized Material was calculated at a gold price assumption of $1,400, A$1,475 or NZ$1,795 per ounce.

At December 31, 2015, our gold Mineralized Material included 457 million tons in North America, 444 million tons in South America, 1,228 million tons in Asia Pacific, and 64 million tons in Africa.

At December 31, 2015, our attributable copper Mineralized Material of 1,797 million tons at a grade of 0.27% was calculated at a copper price assumption of $3.50 or A$4.15 per pound. For 2014, attributable copper Mineralized Material was calculated at a copper price assumption of $3.50 or A$3.70 per pound.

At December 31, 2015, our attributable silver Mineralized Material of 1,540 million tons at a grade of 0.06 ounces per ton was calculated at a silver price assumption of $24.00 per ounce. For 2014, attributable silver Mineralized Material was calculated at a silver price assumption of $25.00. Silver Mineralized Material is generally a by-product of gold and/or copper Mineralized Material estimates, with significant enough levels to be estimated and included in future calculations of potential economic extraction.

All of our Mineralized Material is located on fee property or mining claims. Mineralized Material is a mineralized ore body which has been intersected by a sufficient number of closely spaced drill holes and/or underground sampling to support sufficient tonnage and average grade of metal(s) to warrant further exploration-development work. The deposit does not qualify as a commercially minable ore body until it can be legally and economically extracted or produced at the time of the reserve determination. Metal price assumptions are based on approximately a twenty to thirty percent premium over reserve prices.

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

We will publish Mineralized Materials annually, and will recalculate them at December 31, 2016, taking into account metal prices, changes, if any, in future production and capital costs, divestments and conversion to reserves, as well as any acquisitions and additions during 2016.

Mineralized Material is reported exclusive of reserves. “Mineralized Material” as used in this annual report, although permitted by the SEC, does not indicate “reserves” as defined in the SEC’s Industry Guide 7. Newmont cannot be certain that any part of the reported Mineralized Material will ever be confirmed or converted into SEC Industry Guide 7 compliant “reserves.” Investors are cautioned not to assume that all or any part of the Mineralized Material will ever be confirmed of converted into reserves or that Mineralized Material can be economically or legally extracted.

The following tables detail Mineralized Material reflecting only those that are attributable to Newmont’s ownership or economic interest at December 31, 2015 and 2014:

Mineralized Material At December 31, 2015 (1)(2)
		Gold		Copper		Silver
	Newmont	Tonnage	Grade	Tonnage	Grade	Tonnage	Grade
Deposits/Districts	Share	(000)	(oz/ton)	(000)	(Cu %)	(000)	(oz/ton)
North America
Carlin Trend Open Pit, Nevada	100%	89,100	0.028	—		—
Carlin Trend Underground, Nevada	100%	1,800	0.192	—		—
Total Carlin, Nevada		90,900	0.031	—		—
Phoenix, Nevada	100%	153,700	0.011	199,400	0.12%	153,700	0.21
Lone Tree Complex, Nevada	100%	2,200	0.023	—		—
Buffalo Valley, Nevada	70%	15,500	0.019	—		—
Total Phoenix, Nevada		171,400	0.012	199,400	0.12%	153,700	0.21
Twin Creeks, Nevada	100%	39,400	0.057	—		—
Sandman, Nevada	100%	1,300	0.036	—		1,300	0.20
Turquoise Ridge, Nevada (3)	25%	1,400	0.466	—		—
Twin Creeks Stockpiles, Nevada (4)	100%	7,800	0.061	—		—
Total Twin Creeks, Nevada		49,900	0.068	—		1,300	0.20
Long Canyon, Nevada	100%	9,400	0.093	—		—
CC&V, Colorado	100%	135,100	0.016	—		—
		456,700	0.025	199,400	0.12%	155,000	0.21
South America
Conga, Peru (5)	51.35%	392,700	0.019	392,700	0.26%	392,700	0.06
Yanacocha, Peru	51.35%	23,000	0.014	—		17,200	0.24
Merian, Suriname (6)	75%	27,800	0.023	—		—
		443,500	0.019	392,700	0.26%	409,900	0.07
Asia Pacific
Boddington, Western Australia	100%	229,200	0.015	229,200	0.11%	—
Kalgoorlie, Western Australia (7)	50.00%	17,000	0.026	—		—
Tanami, Northern Territory	100%	6,100	0.161	—		—
Batu Hijau, Indonesia (8)	48.50%	186,100	0.009	186,100	0.36%	186,100	0.03
Elang, Indonesia (8)	48.50%	789,200	0.010	789,200	0.34%	789,200	0.03
		1,227,600	0.012	1,204,500	0.30%	975,300	0.03
Africa
Ahafo South Ghana	100%	35,000	0.054	—		—
Ahafo North Open Pits, Ghana	100%	17,400	0.059	—		—
Akyem, Ghana	100%	11,400	0.033	—		—
		63,800	0.052	—		—
Total		2,191,600	0.017	1,796,600	0.27%	1,540,200	0.06

Mineralized Material At December 31, 2014 (1)(2)
		Gold		Copper		Silver
	Newmont	Tonnage	Grade	Tonnage	Grade	Tonnage	Grade
Deposits/Districts	Share	(000)	(oz/ton)	(000)	(Cu %)	(000)	(oz/ton)
North America
Carlin Trend Open Pit, Nevada	100%	81,900	0.027	—		—
Carlin Trend Underground, Nevada	100%	2,900	0.235	—		—
Total Carlin, Nevada		84,800	0.034	—		—
Phoenix, Nevada	100%	49,500	0.019	89,100	0.13%	49,500	0.22
Lone Tree Complex, Nevada	100%	2,200	0.023	—		—
Buffalo Valley, Nevada	70%	15,500	0.019	—		—
Total Phoenix, Nevada		67,200	0.019	89,100	0.13%	49,500	0.22
Twin Creeks, Nevada	100%	38,500	0.059	—		—
Sandman, Nevada	100%	1,300	0.036	—		1,300	0.20
Turquoise Ridge, Nevada (3)	25%	1,100	0.490	—		—
Twin Creeks Stockpiles, Nevada (4)	100%	5,900	0.061	—		—
Total Twin Creeks, Nevada		46,800	0.068	—		1,300	0.02
Long Canyon, Nevada	100%	4,900	0.101	—		—
		203,700	0.039	89,100	0.13%	50,800	0.22
South America
Conga, Peru (5)	51.35%	89,300	0.012	89,300	0.19%	89,300	0.05
Yanacocha, Peru	51.35%	46,100	0.016	—		15,500	0.26
Merian, Suriname (6)	75%	21,100	0.026	—		—
		156,500	0.015	89,300	0.19%	104,800	0.08
Asia Pacific
Boddington, Western Australia	100%	150,200	0.015	150,200	0.11%	—
Kalgoorlie, Western Australia (7)	50.00%	26,100	0.044	—		—
Tanami, Northern Territory	100%	3,400	0.164	—		—
Batu Hijau, Indonesia	48.50%	147,700	0.008	147,700	0.36%	147,700	0.03
Elang, Indonesia	48.50%	789,200	0.010	789,200	0.34%	789,200	0.03
		1,116,600	0.012	1,087,100	0.31%	936,900	0.03
Africa
Ahafo South, Ghana	100%	45,100	0.041	—		—
Ahafo North Open Pits, Ghana	100%	9,100	0.047	—		—
Akyem, Ghana	100%	5,000	0.016	—		—
		59,200	0.040	—		—
Total (8)		1,536,000	0.017	1,265,500	0.29%	1,092,500	0.04

(1)

Mineralized Material is reported exclusive of reserves. “Mineralized Material” as used in this annual report, although permitted by the SEC, does not indicate “reserves” as defined in the SEC’s Industry Guide 7. Newmont cannot be certain that any part of the reported Mineralized Material will ever be confirmed or converted into SEC Industry Guide 7 compliant “reserves.” Investors are cautioned not to assume that all or any part of the Mineralized Material will ever be confirmed of converted into reserves or that Mineralized Material can be economically or legally extracted.

(2)

Mineralized Material for 2015 was calculated at a gold price of $1,400 or A$1,650 per ounce and at gold price of $1,400, A$1,475 or NZ$1,795 per ounce for 2014. Mineralized Material for 2015 was calculated at a copper price of $3.50 or A$4.15 per pound and at a gold price of $3.50 or A$3.70 per pound for 2014. Mineralized Material for 2015 was calculated at a silver price of $24.00 per ounce and at a silver price of $25.00 per ounce for 2014. Tonnage amounts have been rounded to the nearest 100,000.

(3)	Mineralized Material estimates were provided by Barrick, the operator of the Turquoise Ridge Joint Venture.
(4)

Stockpiles are comprised primarily of Mineralized Material that has been set aside during mining activities. Stockpiles can increase or decrease depending on changes in metal prices and other mining and processing cost and recovery factors.

(5)	Reserve balances reported for Conga in 2014 were reclassified to Mineralized Material in 2015.
(6)	Merian is currently included in Corporate and Other in Note 4 of the Consolidated Financial Statements.
(7)	Mineralized Material estimates were provided by staff at KCGM, a 50/50 Joint Venture with Barrick
(8)	Percentage reflects Newmont’s economic interest as of December 31, 2015
(9)

Total Gold Mineralized Material balances were decreased by 0.9 million tons, 16.0 million tons, and 14.8 million tons of gold Mineralized Material for tons removed related to La Zanja, Duketon and McPhillamys, respectively, which were included previously. For more detail on La Zanja Mineralized Material please refer to the Buenaventura website. For more detail on Duketon and McPhillamys Mineralized Material please refer to the Regis Resources website.

ITEM 3.LEGAL PROCEEDINGS

For a discussion of legal proceedings, see Note 30 to the Consolidated Financial Statements.

ITEM 4.MINE SAFETY DISCLOSURES

At Newmont, safety is a core value, and we strive for superior performance. Our health and safety management system, which includes detailed standards and procedures for safe production, addresses topics such as employee training, risk management, workplace inspection, emergency response, accident investigation and program auditing. In addition to strong leadership and involvement from all levels of the organization, these programs and procedures form the cornerstone of safety at Newmont, ensuring that employees are provided a safe and healthy environment and are intended to reduce workplace accidents, incidents and losses, comply with all mining-related regulations and provide support for both regulators and the industry to improve mine safety.

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

PART II

ITEM 5.MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES

Our common stock is listed and principally traded on the New York Stock Exchange under the symbol “NEM.”

The following table sets forth, for the periods indicated, the closing high and low sales prices per share of Newmont’s common stock as reported on the New York Stock Exchange Composite Tape:

	2015		2014
	High	Low	High	Low
First quarter	$26.33	$19.34	$26.18	$20.87
Second quarter	$27.69	$22.08	$26.45	$22.48
Third quarter	$23.86	$15.55	$27.09	$23.05
Fourth quarter	$20.46	$15.84	$23.64	$17.78

On February 9, 2016, there were 529,161,509 shares of Newmont’s common stock outstanding, which were held by approximately 8,839 stockholders of record. A dividend of $0.025 per share of common stock outstanding was declared in each of the four quarters of 2015 for a total of $0.10 per share. A dividend of $0.15, $0.025, $0.025 and $0.025 per share of common stock outstanding were declared in the first, second, third and fourth quarters, respectively, of 2014, for a total of $0.225 per share.

The quarterly dividend is calculated based upon the average London Bullion Market Association P.M. gold price for the preceding quarter. This dividend policy is intended as a non-binding guideline which will be periodically reviewed and reassessed by the Board of Directors (the “Board”). The declaration and payment of future dividends remains at the discretion of the Board and will depend on the Company's financial results, cash requirements, future prospects and other factors deemed relevant by the Board.

During the period from October 1, 2015, to December 31, 2015, no shares of Newmont’s equity securities registered pursuant to Section 12 of the Exchange Act of 1934, as amended, were purchased by the Company, or an affiliated purchaser.

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that may yet be Purchased under the Plans or Programs
October 1, 2015 through October 31, 2015	—	—	—	N/A
November 1, 2015 through November 30, 2015	—	—	—	N/A
December 1, 2015 through December 31, 2015	—	—	—	N/A

ITEM 6.SELECTED FINANCIAL DATA (dollars in millions, except per share)

	Years Ended December 31,
	2015	2014	2013	2012	2011
Sales	$7,729	$7,292	$8,414	$9,964	$10,441
Income (loss) from continuing operations	$277	$369	$(2,856)	$2,187	$1,074
Net income (loss)	$304	$329	$(2,795)	$2,111	$938
Net income (loss) attributable to Newmont stockholders (1)	$220	$508	$(2,534)	$1,802	$332
Income (loss) per common share:
Basic:
Continuing operations	$0.38	$1.10	$(5.21)	$3.79	$0.95
Discontinued operations	0.05	(0.08)	0.12	(0.15)	(0.28)
	$0.43	$1.02	$(5.09)	$3.64	$0.67
Diluted:
Continuing operations	$0.38	$1.10	$(5.21)	$3.76	$0.93
Discontinued operations	0.05	(0.08)	0.12	(0.15)	(0.27)
	$0.43	$1.02	$(5.09)	$3.61	$0.66
Dividends declared per common share	$0.100	$0.225	$1.225	$1.40	$1.00

	At December 31,
	2015	2014	2013	2012	2011
Total assets	$25,182	$24,916	$24,607	$29,573	$26,041
Debt, including current portion	$6,236	$6,646	$6,740	$6,298	$4,313
Newmont stockholders’ equity	$11,350	$10,274	$9,993	$13,696	$12,826

(1)	Net income (loss) attributable to Newmont stockholders includes discontinued operations of $27, $(40), $61, $(76) and $(136) net of tax in 2015, 2014, 2013, 2012 and 2011, respectively.

ITEM 7.       MANAGEMENT’S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS (dollars in millions, except per share, per ounce and per pound amounts)

The following Management’s Discussion and Analysis (“MD&A”) provides information that management believes is relevant to an assessment and understanding of the consolidated financial condition and results of operations of Newmont Mining Corporation and its affiliates and subsidiaries (collectively, “Newmont,” the “Company,” “our” and “we”). We use certain non-GAAP financial measures in our MD&A. For a detailed description of each of the non-GAAP measures used in this MD&A, please see the discussion under Non-GAAP Financial Measures beginning on page 82. References to “A$” refer to Australian currency, “C$” to Canadian currency and “NZ$” to New Zealand currency. This item should be read in conjunction with our Consolidated Financial Statements and the notes thereto included in this annual report.

Overview

Newmont is one of the world’s largest gold producers and is the only gold company included in the S&P 500 Index and Fortune 500. We have been included in the Dow Jones Sustainability Index-World for nine consecutive years and have adopted the World Gold Council’s Conflict-Free Gold Policy. We are also engaged in the exploration for and acquisition of gold and copper properties. We have significant operations and/or assets in the United States, Australia, Peru, Indonesia, Ghana and Suriname.

Our vision is to be recognized and respected for exceptional economic, environmental and social performance.

We continue to position the business to capture benefits of economic recovery and demand growth in the current volatile commodity market environment. Our team has spent considerable time optimizing our project portfolio, and we continue to move forward with developing projects that generate value. We are focused on providing sustainable efficiency, productivity and cost improvements and expect to continue to deliver significant cost and cash savings improvement initiatives. One of the programs we launched in 2013, and continued to progress in 2015 to achieve these improvements, is the Full Potential program (“Full Potential”). Full Potential is designed to leverage our industry experience and discipline to accelerate the delivery of business improvement opportunities across our operations and support areas, resulting in improved levels of operating cash flow.

During the second quarter of 2015, we received $675 in net proceeds from a common stock issuance. We used the proceeds, supplemented with cash from our balance sheet, to fund the acquisition of the CC&V gold mining business in Colorado from AngloGold Ashanti Limited, which was completed on August 3, 2015, for a purchase consideration of $821, net of $2 cash acquired, plus a 2.5% net smelter return royalty from potential future underground ore which has no fair value at December 31, 2015. Located near Colorado Springs in Teller County, Colorado, with current operations permitted through 2026, a robust environmental track record, an experienced non-union workforce and a long history of community support, CC&V has been in operation since 1995. CC&V is a surface mine that provides ore to a crusher and a leach facility.

On March 12, 2013, we completed the sale of the Hope Bay Project to TMAC Resources Inc. (“TMAC”). On July 7, 2015, TMAC completed an initial public offering, issuing 22,500,000 common shares at a price of C$6.00 per common share for aggregate gross proceeds of C$135. Subsequent to the financing events, we held a 29.38% ownership interest in TMAC. Therefore, we determined that TMAC should no longer be consolidated and deconsolidated the assets, liabilities, and noncontrolling interest related to TMAC and recognized a gain of $76, recorded within Other income, net.

On July 24, 2015, we completed the sale of our 60.64% ownership interest in European Gold Refinery Holdings (“Valcambi” or “EGR”) for total cash proceeds of $119. The gain of $53 was recorded in Other income, net.

On October 29, 2015, we completed the sale of our Waihi gold mine in New Zealand to OceanaGold Corporation for total cash proceeds of $102. The gain of $10 was recorded in Other income, net.

2015 highlights are included below and discussed further in Results of Consolidated Operations.

2015 Operating Highlights

•	Sales of $7,729;

•	Average realized gold and copper prices of $1,141 per ounce and $2.13 per pound, respectively;

•	Consolidated gold production of 5,707,000 ounces (5,035,000 attributable ounces) at Costs applicable to sales of $633 per ounce;

•	Consolidated copper production of 619 million pounds (365 million attributable pounds) at Costs applicable to sales of $1.21 per pound;

•	Gold operating margin of $508 per ounce (see Non-GAAP Financial Measures beginning on page 82);

•	Net income attributable to Newmont stockholders of $0.43 per share;

•	Adjusted net income of $0.98 per share (see Non-GAAP Financial Measures beginning on page 82); and

•	Gold and copper reserves of 73.7 million ounces and 5.7 billion pounds, respectively, at December 31, 2015.

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

Turf Vent Shaft, Nevada. The Turf No. 3 Vent Shaft Project achieved commercial operation in November 2015 with the reversal of mine air flow and increased ventilation capacity. The project is expected to add between 100,000 and 150,000 ounces of production annually to Leeville and decrease mine costs over the currently projected 11 year mine life. Total development costs for the project were $330.

Merian, Suriname. On July 29, 2014, the Board of Directors of Newmont approved full funding for the Merian Project in Suriname and construction began in August 2014. Following the project approval by Newmont, the Government of Suriname granted the Right of Exploitation on August 22, 2014. The Government of Suriname opted for a 25% ownership in the Merian Project and made their earn-in payments. The project allows Newmont to pursue a new district with upside potential and the opportunity to grow and extend the operating life of the South American region. Average estimated gold production (on a 100% basis) of 400,000 to 500,000 ounces per year is expected for the first five years, once Merian comes into production in late 2016. Total capital spend on the project is expected to range from $575 to $625 on an attributable basis. As of December 31, 2015, total capital costs were $445, of which $88 related to the fourth quarter of 2015 on an attributable basis. At December 31, 2015, gold reserves at Merian contained 110,600 thousand tons of probable reserves, grading 0.035 ounces per ton for 3.8 million ounces on an attributable basis.

Long Canyon, Nevada.  The Board of Directors approved full funding for the first phase of the Long Canyon Project in the second quarter of 2015. The Environmental Impact Statement Record of Decision was issued by the Bureau of Land Management on April 7, 2015. The project is now under construction and is expected to achieve commercial production in the first half of 2017. This first phase of development consists of an open pit mine and heap leach operation with production between 100,000 and 150,000 ounces per year over an eight year mine life. Total capital costs of the project are estimated between $250 and $300. As of December 31, 2015, total capital costs were $135 of which $69 related to the fourth quarter of 2015. We are currently assessing mining and processing options and completing a three-year infill drilling program to inform our approach to Phase 2. At December 31, 2015, we reported 18,000 thousand tons of probable reserves, grading 0.067 ounce per ton for 1.2 million ounces of gold reserves at Long Canyon.

CC&V Expansion, Colorado. An expansion project at CC&V, which will extend CC&V’s estimated mine life to at least 2026, includes the construction of a new leach pad, mill and recovery plant. The mill was mechanically completed in the first quarter of 2015. Total capital costs for Newmont to complete are estimated to be approximately $200. As of December 31, 2015, total capital costs for Newmont were $53 for the project. Mill commissioning and ramp up of production will continue into 2016. The new leach pad and the recovery plant are expected to be commissioned during the second half of 2016.

Tanami Expansion, Australia. The Board of Directors approved full funding of the Tanami Expansion Project on October 28, 2015. The goal of the Tanami Expansion Project is to increase production and lower all-in sustaining costs per ounce of the mine. Incremental improvements are driven by bringing ounces forward, mining additional ounces at depth and leveraging the fixed costs of the mine and processing facilities. The scope for this project includes a ventilation upgrade, additional mining equipment, additional mine access (Dual Access) and increasing process plant capacity and recovery. For a capital cost of between $100 and $120, the project increases Tanami production to between 425,000 and 475,000 gold ounces for the first five years following the expansion at lower costs and an increased mine life by three years.

Ahafo Mill Expansion, Ghana. We continue to evaluate development alternatives for this project, currently in the feasibility stage. The project would increase profitable production by 100,000 to 125,000 ounces (first five year average) while lowering costs and off-setting the impacts of lower grades and harder ore. If approved in 2016, the additional production would be expected in 2018.

Subika Underground, Ghana. Subika Underground is in the feasibility stage of development as work continues to optimize the mine plan and reduce costs. The project has the potential to produce between 150,000 and 200,000 ounces of gold per year and an investment decision is expected in 2016.

Summary of Consolidated Financial and Operating Performance

	Years Ended December 31,
	2015	2014	2013
Sales	$7,729	$7,292	$8,414
Income (loss) from continuing operations	$277	$369	$(2,856)
Net income (loss)	$304	$329	$(2,795)
Net income (loss) attributable to Newmont stockholders	$220	$508	$(2,534)
Per common share, basic:
Income (loss) from continuing operations attributable to Newmont stockholders	$0.38	$1.10	$(5.21)
Net income (loss) attributable to Newmont stockholders	$0.43	$1.02	$(5.09)
Adjusted net income (loss) (1)	$507	$545	$623
Adjusted net income (loss) per share, basic (1)	$0.98	$1.09	$1.25
Earnings before interest, taxes and depreciation and amortization (1)	$2,530	$2,096	$(1,941)
Adjusted earnings before interest, taxes and depreciation and amortization (1)	$2,732	$2,125	$2,324
Free Cash Flow (1)	$756	$341	$(339)
Consolidated gold ounces (thousands)
Produced	5,707	5,231	5,463
Sold (2)	5,677	5,240	5,489
Consolidated copper pounds (millions)
Produced	619	271	262
Sold	589	264	258
Average realized price:
Gold (per ounce)	$1,141	$1,258	$1,393
Copper (per pound)	$2.13	$2.65	$2.98
Consolidated costs applicable to sales: (3)
Gold (per ounce)	$633	$706	$772
Copper (per pound)	$1.21	$2.88	$4.12
Operating margin: (1)
Gold (per ounce)	$508	$552	$621
Copper (per pound)	$0.92	$(0.23)	$(1.14)
All-in sustaining costs: (1)
Gold (per ounce)	$898	$1,002	$1,113
Copper (per pound)	$1.59	$3.65	$5.07

(1)	See Non-GAAP Financial Measures beginning on page 82.
(2)	Excludes development ounces.
(3)	Excludes Depreciation and amortization and Reclamation and remediation.

Consolidated Financial Performance

Sales increased 6% to $7,729 in 2015 from $7,292 in 2014 as higher consolidated gold ounces and copper pounds sold more than offset lower average realized gold and copper prices. The average realized gold price decreased 9% to $1,141 per ounce in 2015 from $1,258 per ounce in 2014. The average realized copper price, including $85 of unfavorable mark to market adjustments on provisionally priced copper sales, decreased 20% to $2.13 per pound in 2015 from $2.65 per pound in 2014. Consolidated gold ounces sold increased 8% to 5,677,000 ounces in 2015 from 5,240,000 ounces in 2014 due to higher production from Batu Hijau and North America; partially offset by lower production in Africa and South America. Consolidated copper pounds sold increased 123% to 589 million pounds in 2015 from 264 million pounds in 2014 primarily due to higher production at Batu Hijau. Costs applicable to sales decreased 3% to $4,312 in 2015 compared to $4,457 in 2014 primarily due to lower per unit direct operating costs from continuous improvement projects and divestitures of higher cost operating assets, partially offset by increased production.

Liquidity

Our financial position was as follows:

	At December 31,
	2015	2014
Cash and cash equivalents	$2,782	$2,403
Debt	$6,236	$6,646
Net Debt	$3,454	$4,243
Investments	$421	$407
Newmont stockholders’ equity	$11,350	$10,274

During 2015, our debt and liquidity positions were affected by the following:

•	Net cash provided by continuing operating activities of $2,157;

•	Included in Net cash provided by continuing operating activities are income and mining taxes paid (net of refunds) of $223;

•	Capital expenditures of $1,401;

•	Net cash paid for acquisition of CC&V of $819;

•	Proceeds from the issuance of stock of $675;

•	Proceeds from the sale of assets of $203;

•	Repayment of debt of $454; and

•	Dividends paid to common shareholders of $52.

In addition to the cash held on the balance sheet at December 31, 2015, we also maintain a $3,000 Corporate Revolving Credit Facility that matures in March 2020. At December 31, 2015, we had no borrowings outstanding under the facility.

Accounting Developments

For a discussion of Recently Adopted Accounting Pronouncements and Recently Issued Accounting Pronouncements, see Note 2 to the Consolidated Financial Statements.

Critical Accounting Policies

Listed below are the accounting policies that we believe are critical to our financial statements due to the degree of uncertainty regarding the estimates or assumptions involved and the magnitude of the asset, liability, revenue or expense being reported. Our discussion of financial condition and results of operations is based upon the information reported in our Consolidated Financial Statements. The preparation of these Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires us to make assumptions and estimates that affect the reported amounts of assets, liabilities, revenues, and expenses, as well as the disclosure of contingent assets and liabilities as of the date of our financial statements. We base our assumptions and estimates on historical experience and various other sources that we believe to be reasonable under the circumstances. Actual results may differ from the estimates we calculate due to changes in circumstances, global economics and politics, and general business conditions. A summary of our significant accounting policies is detailed in Note 2 of the Consolidated Financial Statements. We have outlined below those policies identified as being critical to the understanding of our business and results of operations and that require the application of significant management judgment.

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

The following is a summary of the carrying value of our stockpiles:

	At December 31,		At December 31,
	2015	2014	2015	2014
	($ in millions)		($ per ounce)
Gold
Carlin	$230	$227	$196	$185
Phoenix	36	54	502	456
Twin Creeks	329	276	228	207
CC&V (1)	52	—	280	—
Yanacocha	195	236	388	363
Boddington	316	320	324	348
Tanami	12	14	627	584
Waihi (2)	—	2	—	634
Kalgoorlie	109	116	95	108
Batu Hijau	236	224	264	346
Ahafo	456	376	392	324
Akyem	119	100	313	232
Merian	4	—	74	—
Total	$2,094	$1,945	$266	$256

	At December 31,		At December 31,
	2015	2014	2015	2014
	($ in millions)		($ per pound)
Copper
Phoenix	$26	$11	$1.05	$0.45
Boddington	74	70	0.71	0.74
Batu Hijau	982	1,018	0.60	0.80
Total	$1,082	$1,099	$0.59	$0.79

(1)	On August 3, 2015, the Company acquired the CC&V gold mining business.
(2)	On October 29, 2015, the Company sold the Waihi mine.

We record stockpiles at the lower of average cost or net realizable value (“NRV”), and carrying values are evaluated at least quarterly. NRV represents the estimated future sales price based on short-term and long-term metals prices, less estimated costs to complete production and bring the product to sale. The primary factors that influence the need to record write-downs of stockpiles include short-term and long-term metals prices and costs for production inputs such as labor, fuel and energy, materials and supplies, as well as realized ore grades and recovery rates. The Company recorded write-downs to reduce the carrying value of stockpiles to net realizable value of $70, $385 and $1,040 in 2015, 2014 and 2013, respectively, as components of Cost applicable to sales and Depreciation and amortization. The significant assumptions in determining the stockpile NRV for each mine site reporting unit at December 31, 2015 included production cost and capitalized expenditure assumptions unique to each operation, a long-term gold price of $1,300 per ounce, a long-term copper price of $3.00 per pound and a U.S. to Australian dollar long-term exchange rate of $0.80 per A$1.00. If short-term and long-term commodity prices decrease, future processing costs increase, or other negative factors occur, it may be necessary to record a write-down of ore on stockpiles to NRV.

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

The following is a summary of the current carrying value and estimated future processing costs of our stockpiles:

	At December 31, 2015
	($ per ounce)
		Estimated	Total
	Current	Future	Estimated
	Carrying	Processing	Production
	Value	Costs	Costs
Gold
Carlin	$196	$777	$973
Phoenix	502	543	1,045
Twin Creeks	228	636	864
CC&V (1)	280	492	772
Yanacocha	388	567	955
Boddington	324	919	1,243
Tanami	627	200	827
Kalgoorlie	95	1,119	1,214
Batu Hijau	264	908	1,172
Ahafo	392	744	1,136
Akyem	313	629	942
Merian	74	697	771
Weighted Average	$266	$838	$1,104

	At December 31, 2015
	($ per pound)
		Estimated	Total
	Current	Future	Estimated
	Carrying	Processing	Production
	Value	Costs	Costs
Copper
Phoenix	$1.05	$1.14	$2.19
Boddington	0.71	2.00	2.71
Batu Hijau	0.60	2.08	2.68
Weighted Average	$0.59	$1.87	$2.46

(1)	On August 3, 2015, the Company acquired the CC&V gold mining business.

Carrying Value of Ore on Leach Pads

Ore on leach pads represent ore that has been mined and placed on leach pads where a solution is applied to the surface of the heap to dissolve the gold or extract the copper. Costs are added to ore on leach pads based on current mining costs, including applicable depreciation and amortization relating to mining operations. Costs are removed from ore on leach pads as ounces are recovered based on the average cost per estimated recoverable ounce of gold or pound of copper on the leach pad.

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

Although the quantities of recoverable ore placed on the leach pads are reconciled by comparing the grades of ore placed on pads to the quantities of metal actually recovered (metallurgical balancing), the nature of the leaching process inherently limits the ability to precisely monitor inventory levels. As a result, the metallurgical balancing process is constantly monitored and estimates are refined based on actual results over time. Historically, our operating results have not been materially impacted by variations between the estimated and actual recoverable quantities of metal on our leach pads. Variations between actual and estimated quantities resulting from changes in assumptions and estimates that do not result in write-downs to NRV are accounted for on a prospective basis. The Company recorded write-downs to reduce the carrying value of leach pads to net realizable value of $272, $254 and $157 in 2015, 2014 and 2013, respectively, as components of Cost applicable to sales and Depreciation and amortization. The significant assumptions in determining the NRV for each mine site reporting unit at December 31, 2015 apart from production cost and capitalized expenditure assumptions unique to each operation included a long-term gold price of $1,300 per ounce and copper price of

$3.00 per pound. If short-term and long-term commodity prices decrease, future processing costs increase, or other negative factors occur, it may be necessary to record a write-down of ore on leach pads to NRV.

The following is a summary of the carrying value of our ore on leach pads:

	At December 31,		At December 31,
	2015	2014	2015	2014
	($ in millions)		($ per ounce)
Gold
Carlin	$164	$172	$639	$590
Twin Creeks	—	9	—	376
CC&V (1)	267	—	380	—
Yanacocha	245	223	784	633
Total	$676	$404	$519	$605

	At December 31,		At December 31,
	2015	2014	2015	2014
	($ in millions)		($ per pound)
Copper
Phoenix	$44	$38	$0.96	$0.62

(1)	On August 3, 2015, the Company acquired the CC&V gold mining business.

The following is a summary of the current carrying value and estimated future processing costs of our ore on leach pads:

	At December 31, 2015
	($ per ounce)
		Estimated	Total
	Current	Future	Estimated
	Carrying	Processing	Production
	Value	Costs	Costs
Gold
Carlin	$639	$576	$1,215
Phoenix	—	444	444
Twin Creeks	—	1,353	1,353
CC&V (1)	380	525	905
Yanacocha	784	397	1,181
Weighted Average	$519	$525	$1,044

At December 31, 2015
($ per pound)
		Estimated	Total
	Current	Future	Estimated
	Carrying	Processing	Production
	Value	Costs	Costs
Copper
Phoenix	$0.96	$1.16	$2.12

(1)	On August 3, 2015, the Company acquired the CC&V gold mining business.

Carrying Value of Long-Lived Assets

We review and evaluate our long-lived assets for impairment when events or changes in circumstances indicate that the related carrying amounts may not be recoverable. Asset impairment is considered to exist if the total estimated future cash flows on an undiscounted basis are less than the carrying amount of the assets. An impairment loss is measured and recorded based on discounted estimated future cash flows. Future cash flows are estimated based on estimated quantities of recoverable minerals, expected gold and other commodity prices (considering current and historical prices, trends and related factors), production levels, operating costs, capital requirements and reclamation costs, all based on life-of-mine plans. The significant assumptions in determining the future cash flows for each mine site reporting unit at December 31, 2015 apart from production costs and capitalized expenditure assumptions unique to each operation, included a long-term gold price of $1,300 per ounce, a long-term copper price of $3.00 per pound and U.S. to Australian dollar long-term exchange rate of $0.80 per A$1.00. During 2015, 2014 and 2013, we recorded impairments of $56, $26, and $4,352, respectively, to reduce the carrying value of long-lived assets in Impairment of long-lived assets.

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

As discussed above under Depreciation and Amortization, various factors could impact our ability to achieve our forecasted production schedules from proven and probable reserves which could impact the carrying value of our long-lived assets. The ability to achieve the estimated quantities of recoverable minerals from exploration stage mineral interests involves further risks in addition to those factors applicable to mineral interests where proven and probable reserves have been identified, due to the lower level of confidence that the identified Mineralized Material could ultimately be mined economically. Assets classified as exploration potential have the highest level of risk that the carrying value of the asset can be ultimately realized, due to the still lower level of geological confidence and economic modeling.

Events that could result in additional impairment of our long-lived assets include, but are not limited to, decreases in future metal prices, increases in foreign exchange rates, and any event that might otherwise have a material adverse effect on mine site cash flows.

Derivative Instruments

With the exception of the Call Spread Transactions (as described in Note 13 to the Consolidated Financial Statements), all financial instruments that meet the definition of a derivative are recorded on the balance sheet at fair value. Changes in the fair value of derivatives are recorded in the Statements of Consolidated Operations, except for the effective portion of the change in fair value of derivatives that are designated as cash flow hedges. Management applies judgment in estimating the fair value of instruments that are highly sensitive to assumptions regarding commodity prices, market volatilities, foreign currency exchange rates and interest rates. Variations in these factors could materially affect amounts credited or charged to earnings to reflect the changes in fair value of derivatives. Certain derivative contracts are accounted for as cash flow hedges, whereby the effective portion of changes in fair value of these instruments are deferred in Accumulated other comprehensive income (loss) and will be recognized in the Statements of Consolidated Operations when the underlying transaction designated as the hedged item impacts earnings. The derivative contracts accounted for as cash flow hedges are designated against foreign currency expenditures and diesel purchases where management believes the forecasted transaction is probable of occurring. To the extent that management determines that the forecasted transactions are no longer probable of occurring, gains and losses deferred in Accumulated other comprehensive income (loss) would be reclassified to the Statements of Consolidated Operations immediately.

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

Future remediation costs for inactive mines are accrued based on management’s best estimate at the end of each period of the costs expected to be incurred at a site. Such cost estimates include, where applicable, ongoing care, maintenance and monitoring costs. Changes in estimates at inactive mines are reflected in earnings in the period an estimate is revised. Water treatment costs included in environmental remediation obligations are discounted to their present value as cash flows are readily estimable. All other costs of future expenditures for environmental remediation obligations are not discounted to their present value.

Accounting for reclamation and remediation obligations requires management to make estimates unique to each mining operation of the future costs we will incur to complete the reclamation and remediation work required to comply with existing laws and regulations. Any such changes in future costs, the timing of reclamation activities, scope, or the exclusion of certain costs not considered reclamation and remediation costs, could materially impact the amounts charged to earnings for reclamation and remediation. Additionally, future changes to environmental laws and regulations could increase the extent of reclamation and remediation work required.

Income and Mining Taxes

We account for income taxes using the liability method, recognizing certain temporary differences between the financial reporting basis of our liabilities and assets and the related income tax basis for such liabilities and assets. This method generates either a net deferred income tax liability or asset for us, as measured by the statutory tax rates in effect. We derive our deferred income tax charge or benefit by recording the change in either the net deferred income tax liability or asset balance for the year. Mining taxes represent state and provincial taxes levied on mining operations and are classified as income taxes; as such taxes are based on a percentage of mining profits. With respect to the earnings that we derive from the operations of our consolidated subsidiaries, in those situations where the earnings are indefinitely reinvested, no deferred taxes have been provided on the unremitted earnings (including the excess of the carrying value of the net equity of such entities for financial reporting purposes over the tax basis of such equity) of our consolidated companies.

Our operations are in multiple jurisdictions where uncertainties arise in the application of complex tax regulations. Some of these tax regimes are defined by contractual agreements with the local government, while others are defined by general tax laws and regulations. We are subject to reviews of our income tax filings and other tax payments, and disputes can arise with the taxing authorities over the interpretation of its contracts or laws. We recognize potential liabilities and record tax liabilities for anticipated tax audit issues in the U.S. and other tax jurisdictions based on our estimate of whether, and the extent to which, additional taxes will be due. We adjust these reserves in light of changing facts and circumstances; however, due to the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from our current estimate of the tax liabilities. If our estimate of tax liabilities proves to be less than the ultimate assessment, an additional charge to expense would result. If the estimate of tax liabilities proves to be greater than the ultimate assessment, a tax benefit would result. We recognize interest and penalties, if any, related to unrecognized tax benefits in Income and mining tax benefit (expense). In certain jurisdictions, we must pay a portion of the disputed amount to the local government in order to formally appeal the assessment. Such payment is recorded as a receivable if we believe the amount is collectible.

Valuation of Deferred Tax Assets

Our deferred income tax assets include certain future tax benefits. We record a valuation allowance against any portion of those deferred income tax assets when we believe, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred income tax asset will not be realized. We review the likelihood that we will realize the benefit of our deferred tax assets and therefore the need for valuation allowances on a quarterly basis, or more frequently if events indicate that a review is required. In determining the requirement for a valuation allowance, the historical and projected financial results of the legal entity or consolidated group recording the net deferred tax asset is considered, along with all other available positive and negative evidence.

Certain categories of evidence carry more weight in the analysis than others based upon the extent to which the evidence may be objectively verified. We look to the nature and severity of cumulative pretax losses (if any) in the current three-year period ending on the evaluation date and the existence and frequency of prior cumulative pretax losses. Other factors considered in the determination of the probability of the realization of the deferred tax assets include, but are not limited to:

•	Earnings history;

•	Projected future financial and taxable income based upon existing reserves and long-term estimates of commodity prices;

•	The duration of statutory carry forward periods;

•	Prudent and feasible tax planning strategies readily available that may alter the timing of reversal of the temporary difference;

•	Nature of temporary differences and predictability of reversal patterns of existing temporary differences; and

•	The sensitivity of future forecasted results to commodity prices and other factors.

Concluding that a valuation allowance is not required is difficult when there is significant negative evidence which is objective and verifiable, such as cumulative losses in recent years. We utilize a rolling twelve quarters of pre-tax income or loss as a measure of our cumulative results in recent years. However, a cumulative three year loss is not solely determinative of the need for a valuation allowance. We also consider all other available positive and negative evidence in our analysis.

Consolidated Financial Results

The following analysis summarizes consolidated gold sales:

	Years Ended December 31,
	2015	2014	2013
Consolidated gold sales:
Gross before provisional pricing	$6,563	$6,619	$7,694
Provisional pricing mark-to-market	(13)	(1)	(17)
Gross after provisional pricing	6,550	6,618	7,677
Treatment and refining charges	(76)	(26)	(32)
Net	$6,474	$6,592	$7,645
Consolidated gold ounces sold (thousands):	5,677	5,240	5,489
Average realized gold price (per ounce):
Gross before provisional pricing	$1,156	$1,263	$1,402
Provisional pricing mark-to-market	(2)	—	(3)
Gross after provisional pricing	1,154	1,263	1,399
Treatment and refining charges	(13)	(5)	(6)
Net	$1,141	$1,258	$1,393

The change in consolidated gold sales is due to:

	Years Ended December 31,
	2015 vs. 2014	2014 vs. 2013
Change in consolidated ounces sold	$552	$(350)
Change in average realized gold price	(620)	(709)
Change in treatment and refining charges	(50)	6
	$(118)	$(1,053)

Gold sales decreased $118 in 2015 compared to 2014 due to a $117 per ounce decrease in the average net realized price and the sales of Midas, La Herradura and Jundee in the prior year, partially offset by higher sales volumes at existing operations and the addition of CC&V. Gold sales decreased $1,053 in 2014 compared to 2013 due to a $135 per ounce decrease in the average net realized price and a decrease of 249,000 ounces sold primarily related to the sales of Midas, La Herradura and Jundee. For a complete discussion regarding variations in gold volumes, see Results of Consolidated Operations below.

The following analysis summarizes consolidated copper sales:

	Years Ended December 31,
	2015	2014	2013
Consolidated copper sales:
Gross before provisional pricing	$1,450	$803	$850
Provisional pricing mark-to-market	(85)	(28)	(10)
Gross after provisional pricing	1,365	775	840
Treatment and refining charges	(110)	(75)	(71)
Net	$1,255	$700	$769
Consolidated copper pounds sold (millions):	589	264	258
Average realized copper price (per pound):
Gross before provisional pricing	$2.46	$3.04	$3.29
Provisional pricing mark-to-market	(0.14)	(0.11)	(0.04)
Gross after provisional pricing	2.32	2.93	3.25
Treatment and refining charges	(0.19)	(0.28)	(0.27)
Net	$2.13	$2.65	$2.98

The change in consolidated copper sales is due to:

	Years Ended December 31,
	2015 vs. 2014	2014 vs. 2013
Change in consolidated pounds sold	$954	$20
Change in average realized copper price	(364)	(85)
Change in treatment and refining charges	(35)	(4)
	$555	$(69)

Copper sales increased $555 in 2015 compared to 2014 primarily due to higher sales volumes as a result of higher ore grade mined at Batu Hijau and Boddington, partially offset by a $0.52 per pound decrease in the average net realized prices. Copper sales decreased $69 in 2014 compared to 2013 due to a $0.33 per pound decrease in the average net realized price, partially offset by an increase of 6 million pounds sold. For a complete discussion regarding variations in copper volumes, see Results of Consolidated Operations below.

The following is a summary of consolidated gold and copper sales, net:

	Years Ended December 31,
	2015	2014	2013
Gold
North America:
Carlin	$1,027	$1,143	$1,390
Phoenix	221	271	295
Twin Creeks	551	509	728
CC&V (1)	91	—	—
La Herradura (2)	—	152	258
	1,890	2,075	2,671
South America:
Yanacocha	1,070	1,210	1,458

Asia Pacific:
Boddington	910	867	1,038
Tanami	504	437	449
Jundee (3)	—	181	398
Waihi (4)	136	167	157
Kalgoorlie	360	409	460
Batu Hijau	669	80	57
	2,579	2,141	2,559
Africa:
Ahafo	387	569	793
Akyem	548	597	164
	935	1,166	957
	6,474	6,592	7,645
Copper
North America:
Phoenix	109	134	92
Asia Pacific:
Boddington	171	173	211
Batu Hijau	975	393	466
	1,146	566	677
	1,255	700	769
	$7,729	$7,292	$8,414

(1)	On August 3, 2015, the Company acquired the CC&V gold mining business.
(2)	On October 6, 2014, the Company sold its 44% interest in La Herradura.
(3)	On July 1, 2014, the Company sold the Jundee mine.
(4)	On October 29, 2015, the Company sold the Waihi mine.

The following is a summary of Costs applicable to sales and Depreciation and amortization:

	Costs Applicable to Sales			Depreciation and Amortization
	Years Ended December 31,			Years Ended December 31,
	2015	2014	2013	2015	2014	2013
Gold
North America:
Carlin	$788	$795	$767	$198	$162	$142
Phoenix	163	160	164	42	35	32
Twin Creeks	246	207	273	51	43	80
CC&V (1)	44	—	—	19	—	—
La Herradura (2)	—	89	177	—	29	34
	1,241	1,251	1,381	310	269	288
South America:
Yanacocha	555	663	684	320	338	333

Asia Pacific:
Boddington	569	585	805	113	104	165
Tanami	223	251	270	82	72	81
Jundee (3)	—	85	206	—	34	80
Waihi (4)	54	76	103	14	24	31
Kalgoorlie	272	284	342	21	18	23
Batu Hijau	274	81	107	52	20	22
	1,392	1,362	1,833	282	272	402
Africa:
Ahafo	204	249	307	53	62	78
Akyem	205	172	32	96	86	13
	409	421	339	149	148	91
	3,597	3,697	4,237	1,061	1,027	1,114
Copper
North America:
Phoenix	91	108	52	21	18	11
Asia Pacific:
Boddington	140	158	195	26	25	37
Batu Hijau	484	494	815	85	121	163
	624	652	1,010	111	146	200
	715	760	1,062	132	164	211
Other
Corporate and other	—	—	—	46	38	37
	$4,312	$4,457	$5,299	$1,239	$1,229	$1,362

(1)	On August 3, 2015, the Company acquired the CC&V gold mining business.
(2)	On October 6, 2014, the Company sold its 44% interest in La Herradura.
(3)	On July 1, 2014, the Company sold the Jundee mine.
(4)	On October 29, 2015, the Company sold the Waihi mine.

Costs applicable to sales decreased in 2015 compared to 2014 primarily due to a reduction in per unit direct operating costs from continuous improvement projects, lower fuel prices, a favorable Australian dollar/U.S. dollar exchange rate and the sale of Waihi in 2015 and Midas, Jundee and La Herradura in 2014, partially offset by higher sales volumes in 2015 compared to 2014 and the addition of CC&V in 2015. Costs applicable to sales decreased in 2014 compared to 2013 primarily due to a reduction in direct operating costs from Full Potential projects and divestitures of operating assets, partially offset by the addition of Akyem, which reached commercial production in the fourth quarter of 2013. Direct operating costs decreased 9% in 2014 compared to 2013. For a complete discussion regarding variations in operations, see Results of Consolidated Operations.

Depreciation and amortization increased in 2015 compared to 2014 due to higher production and the addition of CC&V, partially offset by lower stockpile and leach pad inventory adjustments and the sale of Waihi in 2015 and Midas, Jundee and La Herradura in 2014. Depreciation and amortization expense decreased in 2014 compared to 2013 due to the sale of Midas, Jundee and La Herradura in 2014 as well as inventory adjustments during 2013 that occurred as a result of decreases in metal prices. Depreciation and amortization expense fluctuates as capital expenditures increase or decrease and as production levels increase or decrease due to the use of the units-of-production amortization method for mineral interests and mine development. For a complete discussion regarding variations in operations, see Results of Consolidated Operations.

Exploration expense decreased to $156 in 2015 from $164 in 2014 primarily due to the deconsolidation of TMAC, partially offset by increased expenditures at Long Canyon. Exploration expense decreased in 2014 from $247 in 2013 due to decreases in both brownfields and greenfields expenditures in all our regions. Exploration activities in a number of countries including Solomon Islands and Papua New Guinea were discontinued in 2014.

During 2015, we reduced proven and probable reserves by 5.1 million ounces, along with 6.5 million ounces of depletion. Reserve additions and reductions were primarily due to reserve conversions, reclassification of reserves to Mineralized Material, optimizations, model updates and updated operating costs and recoveries which resulted in net increases (before depletion) in Asia Pacific (2.0 million ounces) and North America (1.2 million ounces) and a net decrease in South America (5.4 million ounces) and Africa (2.9 million ounces). In addition, we removed 0.3 million ounces from proven and probable reserves due to the divestment of the Waihi mine.

During 2014, we increased proven and probable reserves by 1.9 million ounces, which was offset by 5.5 million ounces of depletion. Reserve additions and reductions were primarily due to reserve conversions, optimizations, model updates and updated operating costs and recoveries which resulted in net increases (before depletion) in Asia Pacific (0.6 million ounces), South America (0.6 million ounces), North America (0.4 million ounces), and Africa (0.2 million ounces). In addition, we removed 2.5 million ounces from proven and probable reserves due to the divestment of La Herradura, Jundee and Midas operations.

During 2013, we reduced proven and probable reserves by 4.5 million ounces, along with 6.2 million ounces of depletion. Reserve reductions were primarily due to updated models, revised designs, and a decrease in gold price assumptions which resulted in net decreases (before depletion) in Asia Pacific (3.0 million ounces), North America (1.7 million ounces), and Africa (0.9 million ounces). South America reserves increased due to conversion of Mineralized Material at the Merian Project in Suriname and at Yanacocha (1.0 million ounces). The estimated impact of the change in gold price assumption on these reserve reductions was a decrease of 2.5 million ounces.

Advanced projects, research and development expense includes development project management costs and feasibility studies. Advanced projects, research and development expense decreased to $133 in 2015 from $161 in 2014 due to the sale of Waihi and La Herradura, deferment of various studies, the decision to advance the Merian, Turf Shaft, and Tanami Expansion Projects to execution as most costs are capitalized in that stage, and general reductions in project and technical services costs, partially offset by an increase to advanced projects in South America and to Full Potential projects that improve operating costs. Advanced projects, research and development expense decreased to $161 in 2014 from $222 in 2013 due to the sale of La Herradura, deferment of various studies, reductions in project and technical services costs, reduced spending at Conga, and the decision to advance the Merian Project to execution as most costs are capitalized in that stage.

General and administrative expense decreased to $183 in 2015, compared to $186 in 2014, primarily due to headcount reductions resulting in lower corporate direct costs, partially offset by higher non-cash stock compensation expense and contracted services. General and administrative expense decreased to $186 in 2014, compared to $203 in 2013, primarily due to lower labor costs and a reduction in contracted services and legal fees. General and administrative expense as a percentage of Sales was 2.4% in 2015, compared to 2.6% and 2.4% in 2014 and 2013, respectively.

Impairment of long-lived assets totaled $56, $26 and $4,352 for 2015, 2014 and 2013, respectively. The 2015 impairment was related to non-essential equipment at Corporate and Other and an intangible asset at Ghana. The 2014 impairment was primarily related to non-essential equipment in Carlin, Phoenix, Corporate and Other and Other South America, specifically for certain assets at Conga that have been sold. The 2013 impairment was primarily related to assets at Boddington and Long Canyon resulting from a decrease in the Company’s long-term gold and copper price assumptions combined with rising operating costs.

Other expense, net was $221, $205, and $300 for 2015, 2014, and 2013, respectively. The increase in 2015 from 2014 is primarily due to the charge from the ratification of the Ghana Investment Agreement and acquisition costs related to CC&V in 2015, partially offset by lower community development, restructuring and power plant costs. The decrease in 2014 from 2013 is due to lower community development, restructuring and transaction/acquisition related costs.

Other income, net was $128, $157, and $349 for 2015, 2014, and 2013, respectively. The decrease in 2015 from 2014 is due to higher other-than-temporary impairments of investments and lower refinery income from the sale of EGR, partially offset by the gain on the deconsolidation of TMAC of $76 and gains on the sales of EGR and Waihi of $53 and $10, respectively, during the current year. The decrease in 2014 from 2013 is due to a lower gain from sale of investments and foreign currency exchange gains, partially offset by a higher gain on asset sales and lower other-than-temporary impairment of marketable equity securities. Gains were recorded on the sale of Midas in the first quarter of 2014 and the sale of Jundee and McCoy Cove, a non-operating property in Nevada, in the third quarter of 2014 as well as a gain on the sale of La Herradura in the fourth quarter of 2014.

Interest expense, net was $325, $361 and $303 for 2015, 2014 and 2013, respectively. Capitalized interest totaled $40, $23 and $88 in each year, respectively. Interest expense, net decreased in 2015 compared to 2014 due to increased capitalized interest and lower debt discount amortization. Capitalized interest increased primarily due to the Merian Project and the addition of CC&V. Interest expense, net increased in 2014 compared to 2013 due to decreased capitalized interest.

The Company’s Income and mining tax benefit (expense) consisted of:

	Years Ended December 31,
	2015		2014		2013
Income (loss) before income and mining tax and other items		$966		$506		$(3,606)

Tax at statutory rate	35%	$(338)	35%	$(177)	35%	$1,262
Reconciling items:
Percentage depletion	(6)%	56	(24)%	122	4%	134
Change in valuation allowance on deferred tax assets	16%	(155)	2%	(10)	(19)%	(665)
Mining and other taxes	6%	(58)	7%	(34)	(1)%	(45)
U.S. tax effect of minority interest attributable to non-U.S. investees	12%	(120)	5%	(25)	0%	10
Other	3%	(29)	1%	(9)	2%	59
Income and mining tax benefit (expense)	66%	$(644)	26%	$(133)	21%	$755

Income and mining tax expense was $644 for 2015, resulting in an effective tax rate of 66%. This compares to income tax expense of $133 and a benefit of $755, or effective tax rates of 26% and 21% for 2014 and 2013, respectively. The Company’s effective tax rate is driven by a number of factors as illustrated in the table above. The 2015 rate differs from 2014 and 2013 primarily due to a reduction in the benefit from percentage depletion as a result of changes in the jurisdictional mix of income and an increase in the minority interest tax effect primarily due to a valuation allowance placed on net deferred tax assets in Peru. In 2015, the Company increased its valuation allowance because of additional foreign tax credits and uncertainty regarding the realization of the deferred tax assets associated with certain projects. This increase was mitigated by a partial release of the Company’s valuation allowance on the capital loss deferred tax asset. This release is due to asset divestitures and restructurings.

The Company’s effective tax rate is influenced by a number of factors, including the Company’s income, the geographic distribution of that income, the non-recognition of tax assets, percentage depletion, changes in tax laws, and the impact of specific transactions and assessments. As a result, the Company expects that the effective tax rate will fluctuate, sometimes significantly, in future periods. See Note 9 of the Consolidated Financial Statements for more information regarding deferred tax assets.

Valuation of Deferred Tax Assets

In the United States and Australia, the Company's analysis indicates that it has encountered cumulative three year historical losses as a result of significant 2013 write-downs to assets at Boddington and Long Canyon. These write-downs were triggered by a decrease in the Company’s long-term gold and copper price assumptions combined with rising operating costs. However, a cumulative three year loss is not solely determinative of the need for a valuation allowance. The Company also considers all other available positive and negative evidence in its analysis. This analysis, which incorporated the Company’s recent earnings history and forecasted future results, driven by its existing reserves and the Company’s forecasted long-term commodity prices, points to the full realization of those deferred tax assets not previously subject to a valuation allowance. In addition, the Company expects a return back to a cumulative profit position in 2016. As a result, the Company believes it is more likely than not that the net deferred tax assets that do not currently carry a valuation allowance in the United States and Australia will be fully realized in the future. Accordingly, the Company has not placed a valuation allowance related to those net deferred tax assets.

A similar analysis was conducted in Peru. Based upon the same factors above and the declining production profile in Peru, the Company believes it is more likely than not that the net deferred tax assets in Peru will not be realized in the future. Accordingly, the Company recorded a full valuation allowance of $188 on these assets at December 31, 2015.

No corresponding deferred income tax benefit is recognized with respect to losses incurred and no corresponding deferred income tax expense is recognized with respect to earnings generated in jurisdictions with a valuation allowance. This causes variability in the Company's effective tax rate. The Company intends to maintain the valuation allowance in Peru until it determines that it is more likely than not that the net deferred tax assets will be realized. If Peruvian operating results improve on a sustained basis, or if certain tax planning strategies are implemented, conclusions could change, possibly resulting in a future decrease of the valuation allowance. This could have a significant impact on income tax expense in the period the valuation allowance is decreased and subsequent periods.

The Company determined that the realization of deferred tax assets related to certain carry forwards such as tax losses and tax pools in Canada, capital losses in the U.S. and Australia and foreign tax credits and alternative minimum tax credits in the U.S., does not meet the more likely than not standard. Accordingly, these assets continue to be subject to a valuation allowance. At December 31, 2015, the valuation allowance related to these assets was $2,542. Realization is dependent not only on generating sufficient taxable income in the period that net deferred tax assets reverse but also on the character/classification of that income.

For additional risk factors that could impact the Company’s ability to realize the deferred tax assets, see Note 2 of the Consolidated Financial Statements.

Net loss (income) from noncontrolling interests was $(84), $179, and $261 in 2015, 2014, and 2013, respectively. The income from noncontrolling interests increased in 2015 from 2014 due to increased earnings at Batu Hijau, partially offset by decreased earnings at Yanacocha and the deconsolidation of our ownership interest in TMAC in 2015. The loss from noncontrolling interests decreased in 2014 from 2013 due to increased earnings at Batu Hijau, partially offset by decreased earnings at Yanacocha and a change in our ownership interest in TMAC to 44.69% from 70.4%.

Equity income (loss) of affiliates was $(45), $(4), and $(5) in 2015, 2014, and 2013, respectively. The increased loss in 2015 from 2014 is mainly due to losses recognized at La Zanja from increased exploration spending on the Pampa Verde Project and lower gold prices impacting operating margins, and the deconsolidation of TMAC whereby we now account for our current 29.37% ownership as Equity income (loss) of affiliates. The equity loss from affiliates decreased slightly in 2014 from 2013 due to decreased spending at Euronimba, mostly offset by decreased earnings from La Zanja.

Income (loss) from discontinued operations includes a retained royalty obligation (“Holt”) from Holloway Mining Company. Holloway Mining Company, which owned the Holt-McDermott property, was sold to St. Andrew Goldfields Ltd. (“St. Andrew”) in 2006. The Company records adjustments based on short and long-term gold prices, discount rate assumptions and resource estimates published by St. Andrew. In 2015, we recognized a $27 gain, net of tax loss of $11. In 2014, we recognized a $40 loss, net of tax gain of $18. In 2013, we recognized a $61 gain, net of tax loss of $28. Due to the nature of the sliding scale royalty calculation, changes in expected production, discount rates and gold price could have a significant impact on the fair value of the liability.

Other comprehensive income (loss) was $144, ($301), and ($671) in 2015, 2014, and 2013, respectively. The increase in 2015 from 2014 was mainly due to unrealized gains in the Regis Resources investment compared to unrealized losses in the prior year which were subsequently recognized as impairments in early 2015, in addition to unrealized gains from a decrease of the pension liability compared to a significant unrealized loss in the prior year. The loss decreased in 2014 from 2013 due to the sale of the Canadian Oil Sands investment in 2013 which recognized gains previously unrealized in addition to significant unrealized losses in hedging instruments mainly due to the decrease in oil and Australia Dollar foreign exchange rates.

Results of Consolidated Operations

	Gold or Copper			Costs Applicable			Depreciation and			All-In Sustaining
	Produced			to Sales (1)			Amortization			Costs (2)
	2015	2014	2013	2015	2014	2013	2015	2014	2013	2015	2014	2013
GOLD	(ounces in thousands)			($ per ounce sold)			($ per ounce sold)			($ per ounce sold)
North America	1,643	1,631	1,951	$757	$759	$711	$189	$164	$148	$979	$1,007	$977
South America	918	970	1,017	600	687	671	361	350	326	936	988	1,041
Asia Pacific	2,341	1,716	1,796	603	799	1,000	129	169	227	764	995	1,217
Africa	805	914	699	507	456	487	185	160	131	718	647	784
Total/Weighted-Average	5,707	5,231	5,463	$633	$706	$772	$195	$203	$210	$898	$1,002	$1,113
Attributable to Newmont (3)	5,035	4,845	5,065

COPPER	(pounds in millions)			($ per pound sold)			($ per pound sold)			($ per pound sold)
North America	46	46	35	$1.96	$2.36	$1.74	$0.45	$0.39	$0.36	$2.30	$2.83	$2.38
Asia Pacific	573	225	227	1.15	2.98	4.42	0.21	0.67	0.88	1.53	3.82	5.41
Total/Weighted-Average	619	271	262	$1.21	$2.88	$4.12	$0.22	$0.62	$0.81	$1.59	$3.65	$5.07
Attributable to Newmont	365	191	179

COPPER	(tonnes in thousands)
North America	21	21	16
Asia Pacific	260	102	103
Total/Weighted-Average	281	123	119
Attributable to Newmont	166	86	81

(1)	Excludes Depreciation and amortization and Reclamation and remediation.
(2)	All-In Sustaining Costs is a non-GAAP financial measure. See Non-GAAP Financial Measures beginning on page 82.
(3)

Includes 66, 67, and 65 attributable ounces in 2015, 2014, and 2013, respectively, from our non-consolidated interest in La Zanja and 57, 58, and 56 attributable ounces in 2015, 2014, and 2013, respectively, from our non-consolidated interest in Duketon.

2015 compared to 2014

Consolidated gold ounces produced increased 9% due to:

•

higher production at our Asia Pacific operations due to a full year of mining phase 6 ore at Batu Hijau, the export issues at Batu Hijau in 2014, and higher grade, throughput and recovery at Boddington and Tanami, partially offset by the sale of Waihi in 2015 and the sale of Jundee in 2014;

•	higher production from North America primarily due to the completion of a stripping campaign at Twin Creeks, the purchase of CC&V, partially offset by the sale of La Herradura and Midas in 2014;

•	lower production from Africa primarily due to lower grade, throughput and recovery at Ahafo; and

•	lower production from South America primarily due to lower mill throughput, recovery and grade.

Consolidated copper production increased 128% primarily due to higher production from Asia Pacific as a result of accessing phase 6 ore at Batu Hijau.

Costs applicable to sales per consolidated gold ounce and copper pound sold decreased 10% and 58%, respectively, due to lower direct operating costs primarily due to lower fuel prices and a favorable Australian dollar/U.S. dollar exchange rate, in addition to higher gold and copper production and lower stockpile and leach pad inventory adjustments from higher ore grade mined.

Depreciation and amortization decreased 4% and 65% per gold ounce and copper pound sold, respectively, due to higher gold and copper production, lower stockpile and leach pad inventory adjustments from higher ore grade processed, and asset sales.

All-in sustaining costs (2) per consolidated gold ounce and copper pound decreased 10% and 56%, respectively, primarily due to lower operating costs, a reduction in sustaining capital spend and  higher metal sales.

2014 compared to 2013

Consolidated gold ounces produced decreased 4% due to:

•	lower production from North America due to planned stripping campaigns at Carlin and Twin Creeks as well as the sale of Midas and La Herradura during the year;

•	lower production from Asia Pacific primarily due to the sale of Jundee during the year, partially offset by higher production at Batu Hijau due to accessing phase 6 ore;

•	lower production from South America due to lower leach recoveries from fewer ounces on leach pads at the beginning of the period; partially offset by

•	higher production from Africa due to a full year of commercial production from Akyem.

Consolidated copper pounds produced increased 3% primarily due to a full year of production from the Phoenix Copper Leach facility.

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

Depreciation and amortization per consolidated gold ounce and copper pound sold decreased 3% and 23%, respectively, due to inventory adjustments as a result of decreases in metal prices in 2013.

All-in sustaining costs per consolidated gold ounce and copper pound decreased 10% and 28%, respectively, primarily due to lower operating costs and lower sustaining capital spend, partially offset by lower gold ounces sold.

North America Operations

	Gold or Copper			Costs Applicable			Depreciation and			All-In Sustaining
	Produced			to Sales (1)			Amortization			Costs (2)
	2015	2014	2013	2015	2014	2013	2015	2014	2013	2015	2014	2013
GOLD	(ounces in thousands)			($ per ounce sold)			($ per ounce sold)			($ per ounce sold)
Carlin	886	907	1,025	$890	$878	$755	$223	$179	$140	$1,134	$1,072	$968
Phoenix	205	211	234	819	720	731	212	159	141	980	883	911
Twin Creeks	471	389	509	520	517	527	108	108	154	653	820	668
La Herradura (3)	—	124	183	—	742	967	—	243	186	—	1,042	1,601
CC&V (4)	81	—	—	532	—	—	232	—	—	683	—	—
Total/Weighted-Average	1,643	1,631	1,951	$757	$759	$711	$189	$164	$148	$979	$1,007	$977

COPPER	(pounds in millions)			($ per pound sold)			($ per pound sold)			($ per pound sold)
Phoenix	46	46	35	$1.96	$2.36	$1.74	$0.45	$0.39	$0.36	$2.30	$2.83	$2.38
	(tonnes in thousands)
Phoenix	21	21	16

(1)	Excludes Depreciation and amortization and Reclamation and remediation.
(2)	All-In Sustaining Costs is a non-GAAP financial measure. See Non-GAAP Financial Measures beginning on page 82.
(3)	On October 6, 2014, the Company sold its 44% interest in La Herradura.
(4)	On August 3, 2015, the Company acquired the CC&V gold mining business.

2015 compared to 2014

Carlin, Nevada, USA. Gold ounces produced decreased 2% primarily due to lower leach placement and recoveries at South Area Leach and Emigrant. Costs applicable to sales per ounce increased 1% due to lower production and higher underground operating costs at Leeville, partially offset by lower oil prices. Depreciation and amortization per ounce increased 25% due to lower production, higher capital additions and stockpile and leach pad inventory adjustments in the current year.  All-in sustaining costs per ounce increased 6% due to lower production, higher underground operating costs at Leeville and higher sustaining capital, partially offset by lower oil prices.

Phoenix, Nevada, USA. Gold ounces produced decreased 3% due to lower mill throughput, partially offset by higher grade and recovery. Copper pounds produced were in line with prior year. Costs applicable to sales per ounce increased 14% primarily due to lower production, lower by-product credits and a higher co-product allocation of costs to gold due to changes in the gold and copper revenue percentages, partially offset by lower oil prices. Costs applicable to sales per pound decreased 17% due to a lower co-product allocation of costs to copper due to changes in the gold and copper revenue percentages and lower oil prices, partially offset by lower by-product credits. Depreciation and amortization per ounce increased 33% due to a higher co-product allocation of costs to gold due to changes in the gold and copper revenue percentages, lower production and higher capital additions. Depreciation and amortization per pound increased 15% due to higher capital additions, partially offset by a lower co-product allocation of costs to copper due to changes in the gold and copper revenue percentages. All-in sustaining costs per ounce increased 11% due to lower production, lower by-product credits and a higher co-product allocation of costs to gold due to changes in the gold and copper revenue percentages, partially offset by lower oil prices and lower sustaining capital spend. All-in sustaining costs per pound decreased 19% due to lower oil prices, lower sustaining capital spend and a lower co-product allocation of costs to copper due to changes in the gold and copper revenue percentages, partially offset by lower by-product credits.

Twin Creeks, Nevada, USA. Gold ounces produced increased 21% due to higher leached tons and mill grade as a result of completing a stripping campaign and from higher mill throughput. Costs applicable to sales per ounce increased 1% due to lower capitalization of waste tons, partially offset by higher production and lower oil prices. Depreciation and amortization per ounce were in line with prior year. All-in sustaining costs per ounce decreased 20% due to higher production and lower oil prices.

La Herradura, Mexico. We completed the sale of our 44% interest in La Herradura on October 6, 2014.

Cripple Creek and Victor, Colorado, USA. We purchased 100% of the Cripple Creek & Victor gold mining business in Colorado from AngloGold Ashanti Limited on August 3, 2015.

2014 compared to 2013

Carlin, Nevada, USA. Gold ounces produced decreased 12% primarily due to planned stripping campaigns, partially offset by higher Mill 6 throughput and higher Mill 5 recovery as a result of continuous improvement projects. Costs applicable to sales per ounce increased 16% due to lower ounces sold and the planned stripping campaign at Gold Quarry. This was partially offset by lower operating costs associated with continuous improvement projects. Depreciation and amortization per ounce increased 28% due to lower ounces sold and higher inventory adjustments. All-in sustaining costs per ounce increased 11% due to lower ounces sold and the planned stripping campaign at Gold Quarry.

Phoenix, Nevada, USA. Gold ounces produced decreased 10% due to planned lower grades mined and lower mill throughput as a result of harder ore, partially offset by higher recoveries. Copper pounds produced increased 31% due to production from the Phoenix Copper Leach facility which was completed in the fourth quarter of 2013. Costs applicable to sales per ounce decreased 2% due to lower operating costs as well as a higher allocation of costs to copper. Costs applicable to sales per pound increased 36% due to lower copper mill grade and higher allocation of costs to copper. Depreciation and amortization increased 13% per ounce and 8% per pound due to higher amortization rates and a full year of the Phoenix Copper Leach facility in commercial production. All-in sustaining costs per ounce decreased 3% due to lower operating costs in addition to a lower allocation of costs to gold. All-in sustaining costs per pound increased 19% due to lower copper mill grade in addition to a higher allocation of costs to copper.

Twin Creeks, Nevada, USA. Gold ounces produced decreased 24% following the sale of Midas as well as a planned stripping campaign. Costs applicable to sales per ounce decreased 2% primarily due to lower operating costs associated with continuous improvement projects. Depreciation and amortization per ounce decreased 30% due to the Midas sale. All-in sustaining costs per ounce increased 23% due to lower ounces sold as a result of the planned stripping campaign.

La Herradura, Mexico. Gold ounces produced decreased 32% due to the sale of La Herradura during the fourth quarter and the timing of leach recoveries as the mine ramped back up to full production following the receipt of the explosives permit. Costs applicable to sales per ounce decreased 23% due to higher leach placement with the ramp up of production after receiving the explosives permit. Depreciation and amortization per ounce increased 31% due to the new mill and additional mining equipment as well as lower production. All-in sustaining costs per ounce decreased 35% due to higher production primarily as a result of higher leach placement in addition to lower sustaining capital spend. On October 6, 2014, we completed the sale of our 44% interest in La Herradura to Fresnillo.

South America Operations

	Gold Ounces			Costs Applicable			Depreciation and			All-In Sustaining
	Produced			to Sales (1)			Amortization			Costs (2)
	2015	2014	2013	2015	2014	2013	2015	2014	2013	2015	2014	2013
GOLD	(in thousands)			($ per ounce sold)			($ per ounce sold)			($ per ounce sold)
Yanacocha	918	970	1,017	$600	$687	$671	$346	$350	$326	$880	$943	$1,004
Yanacocha (48.65%)	(447)	(472)	(494)
La Zanja (46.94%)	66	67	65
Attributable to Newmont	537	565	588

(1)	Excludes Depreciation and amortization and Reclamation and remediation.
(2)	All-In Sustaining Costs is a non-GAAP financial measure. See Non-GAAP Financial Measures beginning on page 82.

2015 compared to 2014

Yanacocha, Peru. Gold production decreased 5% primarily due to lower mill throughput, recovery and grade, partially offset by  higher leach production from higher ore tons placed from La Quinua, Cerro Negro and Tapado Oeste. Costs applicable to sales per ounce decreased 13% due to lower operating costs, partially offset by lower production, higher inventory adjustments and unfavorable by-product credits. Depreciation and amortization per ounce were in line with prior year. All-in sustaining costs per ounce decreased 7% due to lower costs applicable to sales, partially offset by higher sustaining capital spend.

2014 compared to 2013

Yanacocha, Peru. Gold production decreased 5% primarily due to lower leach production from fewer ounces on leach pads at the beginning of the period. Costs applicable to sales per ounce increased 2% due to lower production, partially offset by lower production costs as a result of continuous improvement projects that increased haul efficiency including fuel and tire savings. Depreciation and amortization per ounce increased 7% due to higher asset retirement costs and lower ounces sold. All-in sustaining costs per ounce decreased 6% due to lower costs applicable to sales in addition to lower sustaining capital and other expense.

Asia Pacific Operations

	Gold or Copper			Costs Applicable			Depreciation and			All-In Sustaining
	Produced			to Sales (1)			Amortization			Costs (2)
	2015	2014	2013	2015	2014	2013	2015	2014	2013	2015	2014	2013
GOLD	(ounces in thousands)			($ per ounce sold)			($ per ounce sold)			($ per ounce sold)
Boddington	794	696	704	$697	$849	$1,083	$139	$149	$222	$799	$972	$1,222
Tanami	436	345	323	513	727	832	189	208	248	724	1,038	1,163
Jundee (3)	—	138	279	—	610	738	—	243	287	—	771	975
Waihi (4)	119	132	110	464	576	924	125	183	283	543	687	1,081
Kalgoorlie	316	329	332	853	868	1,040	66	56	70	965	1,009	1,131
Batu Hijau	676	76	48	439	1,123	2,332	82	269	472	618	1,458	2,848
Total/Weighted-Average	2,341	1,716	1,796	$603	$799	$1,000	$129	$169	$227	$764	$995	$1,217
Batu Hijau (51.5%)	(348)	(39)	(25)
Duketon (19.45%)	57	58	56
Attributable to Newmont	2,050	1,735	1,827

COPPER	(pounds in millions)			($ per pound sold)			($ per pound sold)			($ per pound sold)
Boddington	79	69	66	$1.70	$2.38	$2.75	$0.31	$0.38	$0.52	$2.06	$3.09	$3.35
Batu Hijau	494	156	161	1.05	3.24	5.17	0.19	0.80	1.04	1.43	4.14	6.34
Total/Weighted-Average	573	225	227	$1.15	$2.98	$4.42	$0.21	$0.67	$0.88	$1.53	$3.82	$5.41
Batu Hijau (51.5%)	(254)	(80)	(83)
Attributable to Newmont	319	145	144

	(tonnes in thousands)
Boddington	36	31	30
Batu Hijau	224	71	73
Total/Weighted-Average	260	102	103
Batu Hijau (51.5%)	(115)	(37)	(38)
Attributable to Newmont	145	65	65

(1)	Excludes Depreciation and amortization and Reclamation and remediation.
(2)	All-In Sustaining Costs is a non-GAAP financial measure. See Non-GAAP Financial Measures beginning on page 82.
(3)	On July 1, 2014, the Company sold the Jundee mine.
(4)	On October 29, 2015, the Company sold the Waihi mine.

2015 compared to 2014

Boddington, Australia. Gold production increased 14% primarily due to higher ore grade milled and higher mill throughput as a result of increased mill utilization and higher recovery. Copper production increased 14% due to higher ore grade milled and higher mill throughput and recovery. Costs applicable to sales per ounce decreased 18% due to higher production, lower stockpile inventory adjustments, a favorable foreign currency exchange rate and lower oil prices, partially offset by a higher co-product allocation of costs to gold due to changes in the gold and copper revenue percentages.  Costs applicable to sales per pound decreased 29% primarily due to higher production, a favorable foreign currency exchange rate, lower oil prices, lower stockpile inventory adjustments, lower selling costs and a lower co-product allocation of costs to copper due to changes in the gold and copper revenue percentages. Depreciation and amortization decreased 7% per ounce and 18% per pound due to higher production and lower stockpile inventory adjustments. All-in sustaining costs per ounce decreased 18% due to higher production, lower costs applicable to sales and lower sustaining capital spend, partially offset by a higher co-product allocation of costs to gold due to changes in the gold and copper revenue percentages. All-in sustaining costs per pound decreased 33% due to higher production, lower costs applicable to sales, lower sustaining capital spend and a lower co-product allocation of costs to copper due to changes in the gold and copper revenue percentages.

Tanami, Australia. Gold ounces produced increased 26% mainly due to higher ore grade milled as a result of higher ore grade mined and higher throughput from increased mill utilization and increased ore tons mined. Costs applicable to sales per ounce decreased 29% due to higher production, lower operating costs as a result of higher capital mine development, a favorable foreign currency exchange rate and lower oil prices, partially offset by higher mill maintenance and site support costs. Depreciation and amortization per ounce decreased 9% primarily due to higher production. All-in sustaining costs per ounce decreased 30% due to higher production, lower costs applicable to sales and lower sustaining capital spend.

Waihi, New Zealand. Gold ounces produced decreased 10% as a result of the sale of Waihi on October 29, 2015. Costs applicable to sales per ounce decreased 19% mainly due to reduced operating costs, a favorable foreign currency exchange rate and lower oil prices. Depreciation and amortization per ounce decreased 32% primarily due to the suspension of open pit activities. All-in sustaining costs per ounce decreased 21% primarily due to lower costs applicable to sales. The sale of Waihi to OceanaGold Corporation was completed on October 29, 2015.

Kalgoorlie, Australia. Gold ounces produced decreased 4% primarily due to lower mill recovery and a draw-down of gold in circuit inventory in the prior year, partially offset by higher ore grade milled. Costs applicable to sales per ounce decreased 2% due to a favorable foreign currency exchange rate and lower oil prices, partially offset by lower production. Depreciation and amortization per ounce increased 18% due to lower production and higher amortization rates. All-in sustaining costs per ounce decreased 4% due to lower costs applicable to sales and lower sustaining capital spend, partially offset by lower production. On May 1, 2015, Newmont assumed management oversight of the Kalgoorlie operations, under the new Management Services Agreement signed by the joint venture partners. Newmont maintained its ownership percentage at 50%.

Batu Hijau, Indonesia. Gold and copper production increased 789% and 217%, respectively, primarily due to higher ore grade mined from accessing phase 6 ore for the full year, higher metal recovery and throughput, and the export delays experienced in 2014. Costs applicable to sales and Depreciation and amortization included $53 and $37, respectively, of abnormal costs related to the suspended operation in the prior year. Costs applicable to sales per ounce decreased 61% primarily due to higher production, stockpile inventory adjustments in the prior year and lower oil prices, partially offset by a higher co-product allocation of costs to gold due to changes in the gold and copper revenue percentages. Costs applicable to sales per pound decreased 68% primarily due to higher production, stockpile inventory adjustments in the prior year, lower oil prices and a lower co-product allocation of costs to copper due to changes in the gold and copper revenue percentages. Depreciation and amortization per ounce decreased 70% due to higher production and stockpile inventory adjustments in the prior year, partially offset by a higher co-product allocation of costs to gold due to changes in the gold and copper revenue percentages. Depreciation and amortization per pound decreased 76% due to higher production, stockpile inventory adjustments in the prior year and a lower co-product allocation of costs to copper due to changes in the gold and copper revenue percentages. All-in sustaining costs decreased 58% per ounce and 65% per pound, respectively, due to higher production.

2014 compared to 2013

Boddington, Australia. Gold production decreased 1% primarily due to lower grade milled as a result of planned lower ore grade mined, mostly offset by higher throughput related to higher mill utilization as a result of sustainable process improvements resulting from our Full Potential project. Copper production increased 5% due to higher mill throughput as discussed above partially offset by lower ore grade milled. Costs applicable to sales decreased 22% per ounce and 13% per pound, respectively, mainly due to lower stockpile inventory adjustments, lower mill maintenance costs, and the repeal of the Carbon Tax in July of 2014. Depreciation and amortization decreased 33% per ounce and 27% per pound, respectively, due to the impact of the prior year asset impairment and inventory adjustments from decreases in metal prices in the prior year. All-in sustaining costs per ounce decreased 20% due to lower costs applicable to sales and lower sustaining capital spend, partially offset by lower production. All-in sustaining costs per pound decreased 8% primarily due to higher production, lower costs applicable to sales and lower sustaining capital spend, partially offset by higher treatment and refining costs.

Tanami, Australia. Gold ounces produced increased 7% mainly as a result of improved mining rates. These were primarily due to higher truck utilization and stope availability leading to higher tons mined and higher mill throughput as a result of sustainable process improvements through Full Potential projects. Costs applicable to sales decreased 13% per ounce due to higher production coupled with lower underground mining costs as well as lower milling costs on a unit basis as a result of higher tons milled. Depreciation and amortization decreased 16% per ounce due to higher production and higher reserves. All-in sustaining costs per ounce decreased 11% due to lower costs applicable to sales and higher production.

Jundee, Australia. Gold ounces produced decreased 51% as a result of the sale of the Jundee mine on July 1, 2014.

Waihi, New Zealand. Gold ounces produced increased 20% due to higher mill throughput as a result of higher ore tons mined partially offset by planned lower ore grade milled. Costs applicable to sales decreased 38% per ounce due to higher production and lower mining and milling costs on a unit basis. Depreciation and amortization decreased 35% per ounce due to higher production. All-in sustaining costs per ounce decreased 36% due to lower costs applicable to sale, lower sustaining capital spend and higher production.

Kalgoorlie, Australia. Gold ounces produced decreased 1% primarily due to lower throughput. Costs applicable to sales decreased 17% per ounce and Depreciation and amortization decreased 20% per ounce due to higher production, and the impact of the inventory adjustments from the decrease in gold price in the prior year. All-in sustaining costs per ounce decreased 11% due to lower costs applicable to sale, partially offset by higher sustaining capital spend and lower production.

Batu Hijau, Indonesia. Gold production increased 58% due to higher ore grade and higher recovery as a result of accessing Phase 6 ore partially offset by lower mill throughput associated with the period of care and maintenance. Copper production decreased 3% due to lower mill throughput associated with the period of care and maintenance partially offset by higher ore grade and higher recovery. Costs applicable to sales decreased 52% per ounce and 37% per pound, respectively, due to higher gold production, lower production costs, and inventory adjustments as a result of decreases in metal prices in 2013. Depreciation and amortization decreased 43% per ounce and 23% per pound, respectively, due to inventory adjustments as a result of decreases in metal prices in 2013. All-in sustaining costs per ounce decreased 49% due to a combination of lower costs applicable to sales, lower sustaining capital spend and higher production. All-in sustaining costs per pound decreased 35% due to a combination of lower costs applicable to sales and lower sustaining capital spend, partially offset by lower production.

Africa Operations

	Gold Ounces			Costs Applicable			Depreciation and			All-In Sustaining
	Produced			to Sales (1)			Amortization			Costs (2)
	2015	2014	2013	2015	2014	2013	2015	2014	2013	2015	2014	2013
GOLD	(in thousands)			($ per ounce sold)			($ per ounce sold)			($ per ounce sold)
Ahafo	332	442	570	$610	$552	$542	$160	$136	$137	$892	$849	$855
Akyem	473	472	129	435	364	248	202	182	103	572	423	333
Total / Weighted Average	805	914	699	$507	$456	$487	$185	$160	$131	$718	$647	$784

(1)	Excludes Depreciation and amortization and Reclamation and remediation.
(2)	All-In Sustaining Costs is a non-GAAP financial measure. See Non-GAAP Financial Measures beginning on page 82.

2015 compared to 2014

Ahafo, Ghana. Gold production decreased 25% primarily due to lower ore grade milled, lower throughput as a result of load shedding requirements related to the power shortage in Ghana and lower mill recovery from changes in ore blend, partially offset by a reduction of in-circuit inventory. Costs applicable to sales per ounce increased 11% primarily due to lower production, partially offset by lower oil prices. Depreciation and amortization per ounce increased 18% due to lower production, partially offset by lower amortization rates. All-in sustaining costs per ounce increased 5% due to lower production, partially offset by lower sustaining capital spend and lower operating expenses.

Akyem, Ghana. Gold production was in line with prior year mainly due to higher ore grade milled and a reduction of in-circuit inventory, offset by lower throughput as a result of load shedding requirements related to the power shortage in Ghana. Costs applicable to sales per ounce increased 20% due to higher mining and site support costs, partially offset by higher production and lower oil prices and milling costs. Depreciation and amortization per ounce increased 11% due to higher amortization rates, partially offset by higher production. All-in sustaining costs per ounce increased 35% due to higher operating costs and higher sustaining capital spend.

2014 compared to 2013

Ahafo, Ghana. Gold production decreased 22% due to lower mill throughput from depletion of oxide ore and lower grade ores available for mill feed. Costs applicable to sales per ounce increased 2% due to lower production, partially offset by lower direct operating costs from process improvement projects. Depreciation and amortization and All-in sustaining costs per ounce were in line with prior period.

Akyem, Ghana. Gold production increased 266% due to a full year production from Akyem. Costs applicable to sales and Depreciation and amortization per ounce increased 47% and 77%, respectively, due to lower production from lower grade ore processed and capitalization of mine related development costs in 2013 as compared to 2014. All-in sustaining costs per ounce increased 27% due to higher operating costs and sustaining capital spend, partially offset by higher production.

Foreign Currency Exchange Rates

Foreign currency exchange rates can increase or decrease profit margins and Costs applicable to sales to the extent costs are paid in foreign currencies. Such fluctuations have not had a material impact on our revenue since gold and copper are sold throughout the world principally in U.S. dollars. Approximately 35%, 41% and 47% of our Costs applicable to sales were paid in currencies other than the U.S. dollar in 2015, 2014 and 2013, respectively. Our Costs applicable to sales are most significantly impacted by variations in the Australian dollar/U.S. dollar exchange rate.

Variations in foreign currency exchange rates decreased Costs applicable to sales by $29 per ounce, net of hedging, in 2015 compared to 2014, and decreased Costs applicable to sales by $4 per ounce, net of hedging, in 2014 from 2013, primarily due to movements in the Australian dollar.

We hedge a portion of our forecasted Australian dollar denominated operating expenditures. At December 31, 2015, we have hedged 12%, 8%, and 4% of our forecasted Australian denominated operating costs in 2016, 2017, and 2018, respectively, at an average rate of 0.95, 0.93 and 0.92, respectively.

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

Liquidity and Capital Resources

Operating Activities

Net cash provided by continuing operating activities was $2,157 in 2015, an increase of $706 from 2014 primarily due to an increase in consolidated gold ounces sold and copper pounds sold, a decrease in direct operating costs and an improvement in working capital, partially offset by lower average realized gold and copper prices. Net cash provided by continuing operating activities was $1,451 in 2014, a decrease of $110 from 2013 primarily due to lower average realized gold and copper prices and lower consolidated gold ounces sold, partially offset by a decrease in direct operating costs and an improvement in working capital.

Investing Activities

Net cash used in investing activities was $2,041 in 2015 compared to $507 and $1,313 in 2014 and 2013, respectively, for the reasons explained below.

Additions to property, plant and mine development were $1,401, $1,110 and $1,900, during 2015, 2014 and 2013, respectively, as follows:

	Years Ended December 31,
	2015	2014	2013
North America:
Carlin	$270	$251	$238
Phoenix	25	32	121
Twin Creeks	48	112	68
CC&V (1)	66	—	—
La Herradura (2)	—	23	103
Other North America	136	23	26
	545	441	556
South America:
Yanacocha	100	83	178
Other South America	—	37	193
	100	120	371
Asia Pacific:
Boddington	58	87	113
Tanami	98	90	93
Jundee (3)	—	15	45
Waihi (4)	12	20	11
Kalgoorlie	21	33	19
Batu Hijau	98	59	105
Other Asia Pacific	5	6	5
	292	310	391
Africa:
Ahafo	92	104	170
Akyem	45	26	240
	137	130	410
Corporate and Other (5)	394	98	84
Accrual basis	1,468	1,099	1,812
Decrease (increase) in accrued capital expenditures and other non-cash adjustments	(67)	11	88
Cash basis	$1,401	$1,110	$1,900

(1)	On August 3, 2015, the Company acquired the CC&V gold mining business.
(2)	On October 6, 2014, the Company sold its 44% interest in La Herradura.
(3)	On July 1, 2014, the Company sold the Jundee mine.
(4)	On October 29, 2015, the Company sold the Waihi mine.
(5)	Corporate and Other includes the Merian Project.

Capital expenditures in North America during 2015 included $116 for the development of the Long Canyon Project, $102 for surface and underground mine development, $80 for the development of the Turf Vent Shaft Project, $53 for the mine life extension project at CC&V, $43 for tailings facility construction and $41 for capitalized component purchases. Capital expenditures in South America included $29 for construction of water treatment facilities, $28 for tailings facility expansion, $14 for capitalized component purchases and $14 for infrastructure improvements. Capital expenditures in Asia Pacific included $121 for mining equipment and equipment components, $63 for underground mine development, $39 for equipment used in the process facilities and $13 for tailings and support facility construction and upgrades. Capital expenditures in Africa included $33 for tailings facility expansion, $31 for regional back up or supplemental power, $15 for capitalized component purchases, $12 for the Subika Underground Project and $7 for the Ahafo mill expansion. Capital expenditures in Corporate and Other included $356 for the Merian Project.

Capital expenditures in North America during 2014 included $63 for the development of the Turf Vent Shaft Project, $144 for surface and underground mine development, $51 for tailings facility upgrades and $37 for capitalized components in Nevada, as well as $14 for surface mine development and $7 for reserve conversion drilling in Mexico. Capital expenditures in South America included $37 related to the Conga Project, $36 for tailings and other infrastructure improvements and $27 for capitalized mining equipment components. Capital expenditures in Asia Pacific were $88 for underground mine development, $80 for mining equipment and equipment components, $41 for equipment used in the process facilities, $38 for tailings and support facility construction and upgrades and $21 for equipment purchases and rebuilds. Capital expenditures in Africa were $10 for pre-development work at the Subika Underground Project, $36 for primary mining equipment and equipment components, $31 for tailings facility expansions, $12 for land purchases and $10 for mill facility upgrades. Capital expenditures in Corporate were $74 for the Merian Project development and $9 for software development and upgrades.

Capital expenditures in North America during 2013 included $91 for the construction of the Phoenix Copper Leach Project, $83 for the development of the Turf Vent Shaft Project, $106 for surface and underground mine development, $60 for tailings and mill facility upgrades and $26 for other infrastructure improvements in Nevada, as well as $74 for surface mine development and $28 for mill construction in Mexico. Capital expenditures in South America included $190 related to the Conga Project, $54 for tailings and other infrastructure improvements, $49 for leach pad expansions, $35 for surface mine development and $25 for mining and support equipment. Capital expenditures in Asia Pacific were $111 for underground and surface mine development, $155 for mining equipment purchases, $55 for tailings facility construction and $48 for mill facilities and support infrastructure improvements and upgrades. Capital expenditures in Africa were $240 for Akyem Project development, $28 for the Subika expansion Project and $20 for the Ahafo Mill expansion Project, as well as $50 for equipment purchases and $12 for surface mine development at Ahafo. Capital expenditures in Corporate were primarily related to the Merian Project.

During 2015, 2014 and 2013, $107, $65 and $64, respectively, of drilling and related costs were capitalized and included in mine development costs. These capitalized costs included $41 at North America, $7 at South America, $50 at Asia Pacific and $9 at Africa in 2015; $31 at North America, $30 at Asia Pacific and $4 at Africa in 2014 and $31 at North America, $11 at South America, $10 at Asia Pacific and $12 at Africa in 2013.

During 2015, 2014 and 2013, $12, $79 and $107, respectively, of pre-stripping costs were capitalized and included in mine development costs. Pre-stripping costs included the West Central pit in North America in 2015; Mega pit in North America and Marleny pits in South America in 2014; and the Akyem pit in Africa, Star Complex pits in North America and Marleny pits in South America in 2013.

Acquisitions, net. During 2015, we purchased the CC&V gold mining business in Colorado from AngloGold Ashanti Limited for $819 ($821 consideration, net of $2 cash acquired) and we purchased $4 in mineral interests. During 2014, we purchased the remaining 20% noncontrolling interest in the Merian Project. Subsequent to this purchase, we sold a 25% noncontrolling interest in the Merian Project to the government of Suriname which was reported as financing activities. During 2013, we paid $13 in contingent payments in accordance with the 2009 Boddington acquisition agreement.

Sales of investments and Purchases of investments. During 2015, we received $29 primarily from the maturity of a Certificate of Deposit for $25. During 2014, we purchased investments of $26 and we received proceeds of $25 primarily from the sale of Paladin Energy Ltd. securities. During 2013, we purchased corporate debt securities and other marketable securities of $1 and we received proceeds of $589 primarily from the sale of Canadian Oil Sands securities.

Proceeds from sale of other assets. During 2015, we received $203, of which, $77 was from the sale of Waihi ($102 cash proceeds, net of $25 cash transferred), $70 was from the sale of Valcambi ($119 cash proceeds, net of $49 cash transferred), $38 from the sale of Hemlo mineral rights in Ontario, Canada, $12 from the sale of the Valmy property in Nevada and $6 from the sale of Relief Canyon in Nevada. During 2014, we received $661 of which, $450 was from the sale of La Herradura in Mexico, $94 from the sale of Jundee, $57 from the sale of Midas, $40 from the sale of equipment at Conga and $15 from the sale of McCoy Cove. During 2013, we received $63 primarily from the sale of equipment at Conga.

Financing Activities

Net cash provided by (used in) financing activities was $296 in 2015, compared to $(65) and $(212) in 2014 and 2013, respectively, for the reasons explained below.

Proceeds from debt, net and Repayment of debt. During 2015, we retired $454 of debt, of which $225 was for the PTNNT revolving credit facility, $200 was for the 2019 term loan facility and $25 was for debt in Africa. During 2014, we received net proceeds from debt of $601, of which $575 was from the 2019 term loan facility. During 2014, we repaid $686, including $575 on our 2014 Convertible Senior Notes and $100 on the 2019 term loan facility. During 2013, we received net proceeds from debt of $1,538, including $1,024 from our corporate revolving credit facility and $475 from the PTNNT revolving credit facility. During 2013, we repaid $1,150, including $1,024 on our corporate revolving credit facility and $100 on the PTNNT revolving credit facility.

Scheduled minimum debt repayments are $143 in 2016, $765 in 2017, $nil in 2018, $1,175 in 2019, $nil in 2020 and $4,200 thereafter. We generally expect to be able to fund maturities of debt from Net cash provided by operating activities, short-term investments, existing cash balances and available credit facilities. Depending upon market conditions and strategic considerations, we may choose to refinance some maturing debt in the capital markets.

Proceeds from stock issuance, net. During 2015, we received $675 in net proceeds from a common stock issuance. We used the proceeds from the common stock sale, supplemented with cash from our balance sheet, to fund the acquisition of the Cripple Creek & Victor gold mining business in Colorado from AngloGold Ashanti Limited. We received proceeds of $2 during 2013 from the issuance of common stock, primarily related to employee stock sales and option exercises.

Sale of noncontrolling interests. We received $37 in proceeds during 2015, of which $34 related to TMAC’s private placement to raise funds and $3 was for the remaining payment from the government of Suriname for the 25% noncontrolling interest in the Merian Project. During 2014 we received $108 from the government of Suriname for a 25% noncontrolling interest in the Merian Project. We received $71 and $32 in proceeds, net of transaction costs, during 2014 and 2013, respectively, related to TMAC’s private placements to raise funds.

Funding from noncontrolling interests. We received $109 in funding during 2015 for the Merian Project from Staatsolie.

Acquisition of noncontrolling interests. During 2015, 2014 and 2013, we advanced certain funds to PTPI, a noncontrolling shareholder of PTNNT, in accordance with a loan agreement. Our economic interest in PTNNT did not change as a result of these transactions.

Dividends paid to common stockholders. We paid annual dividends of $0.100, $0.225 and $1.225 per common share during 2015, 2014 and 2013, respectively. Additionally, Newmont Mining Corporation of Canada Limited, a subsidiary of the Company, paid an annual dividend of C$1.2576 during 2013. On February 11, 2016, we declared a regular quarterly dividend of $0.025 per share, payable March 24, 2016 to holders of record at the close of business on March 10, 2016. Total dividends paid to common stockholders were $52, $114 and $610 in 2015, 2014 and 2013, respectively.

Increase in restricted cash and other. During 2015, 2014 and 2013, we classified $5, $34 and $4 as restricted cash, respectively, primarily at PTNNT.

Discontinued Operations

Net cash used in discontinued operations was $12 in 2015, compared to $13 and $18 in 2014 and 2013, respectively. Discontinued operations in 2015, 2014 and 2013 relate to payments on the Holt property royalty.

Corporate Revolving Credit Facilities

In May 2011, the Company entered into a $2,500 revolving credit facility which was subsequently increased to $3,000. The facility is with a syndicate of commercial banks, provides for borrowings in U.S. dollars and contains a letter of credit sub-facility. Facility fees vary based on the credit ratings of the Company’s senior, uncollateralized, long-term debt. Borrowings under the facility bear interest at a market based rate plus a margin determined by the Company’s credit rating. During 2015, the credit facility was extended to March 3, 2020. Fees and other debt issuance costs related to the extension of the facility were capitalized and will be amortized over the term of the facility. At December 31, 2015, the Company had no borrowings outstanding under the facility. There was $87 and $141 outstanding on the sub-facility letters of credit at December 31, 2015 and 2014, respectively.

In September 2013, the Company entered into a Letter of Credit Facility Agreement (“LC Agreement”) with BNP Paribas, New York Branch. The LC Agreement established a $175 letter of credit facility for a three year period to support reclamation obligations. The LC Agreement had a balance of $153 and $172 at December 31, 2015 and 2014, respectively.

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

At December 31, 2015 and 2014, we were in compliance with all debt covenants and provisions related to potential defaults.

Shelf Registration Statement

In September 2015, we filed with the Securities and Exchange Commission (the “SEC”) a shelf registration statement on Form S-3 which enables the Company to issue an indeterminate number or amount of common stock, preferred stock, debt securities, guarantees of debt securities and warrants from time to time at indeterminate prices. It also included the resale of an indeterminate amount of common stock, preferred stock and debt securities from time to time upon exercise of warrants or conversion of convertible securities.

Contractual Obligations

Our contractual obligations at December 31, 2015 are summarized as follows:

	Payments Due by Period
		Less than			More than
Contractual Obligations	Total	1 Year	1-3 Years	4-5 Years	5 Years
Debt (1)	$10,397	$409	$2,698	$411	$6,879
Capital lease obligations (2)	25	7	15	2	1
Remediation and reclamation liabilities (3)	2,448	86	319	247	1,796
Employee-related benefits (4)	853	95	174	138	446
Uncertain income tax liabilities and interest (5)	77	—	—	—	77
Operating leases	45	13	25	5	2
Minimum royalty payments (6)	175	28	93	54	—
Purchase obligations (7)	1,166	421	356	155	234
Other (8)	373	87	143	27	116
	$15,559	$1,146	$3,823	$1,039	$9,551

(1)	Amounts represent principal of $6,283 and estimated interest payments of $4,114, assuming no early extinguishment.
(2)	Amounts represent principal of $23 and estimated interest payments of $2.
(3)

Mining operations are subject to extensive environmental regulations in the jurisdictions in which they operate. Pursuant to environmental regulations, we are required to close our operations and reclaim and remediate the lands that operations have disturbed. The estimated undiscounted cash outflows of these Reclamation and remediation liabilities are reflected here. For more information regarding reclamation and remediation liabilities, see Note 5 to the Consolidated Financial Statements.

(4)

Contractual obligations for Employee-related benefits include severance, workers’ participation, pension and other benefit plans. Pension plan benefit payments beyond 2025 cannot be reasonably estimated given variable market conditions and actuarial assumptions and are not included.

(5)

We are unable to reasonably estimate the timing of our uncertain income tax liabilities and interest payments beyond 2015 due to uncertainties in the timing of the effective settlement of tax positions.

(6)	Minimum royalty payments are presented net of recoverable amounts.
(7)

Purchase obligations are not recorded in the Consolidated Financial Statements. Purchase obligations represent contractual obligations for purchase of power, materials and supplies, consumables, inventories and capital projects.

(8)	Other includes the accrued Holt royalty of $129 and other obligations which are not reflected in our Consolidated Financial Statements.

Off-Balance Sheet Arrangements

We have the following off-balance sheet arrangements: operating leases (as discussed in Note 28 to the Consolidated Financial Statements) and $2,060 of outstanding letters of credit, surety bonds and bank guarantees (see Note 30 to the Consolidated Financial Statements). At December 31, 2015, $87 of the $3,000 corporate revolving credit facility was used to secure the issuance of letters of credit, primarily supporting reclamation obligations.

We also have sales agreements or commitments to sell copper and gold concentrates at market prices as follows (in thousands of tons):

	2016	2017	2018	2019	2020	Thereafter
Batu Hijau	830	––	––	––	––	––
Boddington	220	226	165	66	66	––
Phoenix	53	46	52	46	47	184
	1,103	272	217	112	113	184

Other Liquidity Matters

At December 31, 2015, the Company had $2,782 in cash and cash equivalents, of which $1,578 was held in foreign subsidiaries and is primarily held in U.S. dollar denominated accounts with the remainder in foreign currencies readily convertible to U.S. dollars. At December 31, 2015, $692 of the consolidated cash and cash equivalents was attributable to noncontrolling interests primarily related to our Indonesian and Peruvian operations which is being held to fund those operations and development projects. At December 31, 2015, $1,511 in consolidated cash and cash equivalents ($837 attributable to Newmont) was held at certain foreign subsidiaries that, if repatriated, may be subject to withholding taxes. The repatriation of this cash and the applicable withholding taxes would generate foreign tax credits in the U.S. As a result, we expect that there would be no additional tax burden upon repatriation after considering the cash cost associated with the withholding taxes.

We believe that our liquidity and capital resources from U.S. operations and flow-through foreign subsidiaries are adequate to fund our U.S. operations and corporate activities.

Environmental

Our mining and exploration activities are subject to various federal and state laws and regulations governing the protection of the environment. We have made, and expect to make in the future, expenditures to comply with such laws and regulations, but cannot predict the full amount of such future expenditures. At December 31, 2015 and 2014, $1,553 and $1,497, respectively, were accrued for reclamation costs relating to currently or recently producing or development stage mineral properties, of which $37 and $42, respectively, were classified as current liabilities.

In addition, we are involved in several matters concerning environmental obligations associated with former mining activities. Based upon our best estimate of our liability for these matters, $318 and $192 were accrued for such obligations at December 31, 2015 and 2014, respectively. We spent $41, $43 and $36 during 2015, 2014, and 2013, respectively, for environmental obligations related to the former, primarily historic, mining activities and have classified $34 and $41 as a current liability at December 31, 2015 and 2014, respectively. Expenditures during 2015, 2014, and 2013 relate primarily to the Dawn mill and mine site design in Washington State, the settlement payment with the State of California related to the Empire Mine remediation and past costs, the Con mine in Canada which was acquired as part of the Miramar acquisition and Resurrection, a mine site in Leadville, Colorado.

During the year ended 2015, 2014, and 2013, capital expenditures were approximately $160, $131, and $94 respectively, to comply with environmental regulations.

For more information on the Company’s reclamation and remediation liabilities, see Notes 5 and 30 to the Consolidated Financial Statements.

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

	Years Ended December 31,
	2015	2014	2013
Net income (loss) attributable to Newmont stockholders	$220	$508	$(2,534)
Net income (loss) attributable to noncontrolling interests	84	(179)	(261)
Loss (income) from discontinued operations	(27)	40	(61)
Equity loss (income) of affiliates	45	4	5
Income and mining tax expense (benefit)	644	133	(755)
Depreciation and amortization	1,239	1,229	1,362
Interest expense, net of capitalized interest	325	361	303
EBITDA	$2,530	$2,096	$(1,941)
Adjustments:
Impairment of investments	$115	$21	$105
Impairment of long-lived assets	56	26	4,352
Restructuring and other	34	40	67
Acquisition costs	19	—	—
Loss (gain) on asset and investment sales	(118)	(126)	(286)
Gain on deconsolidation of TMAC	(76)	—	—
Reclamation charges	145	15	—
Ghana Investment Agreement	27	—	—
Abnormal production costs at Batu Hijau	—	53	—
Boddington contingent consideration (gain) loss	—	—	(18)
TMAC transaction costs	—	—	45
Adjusted EBITDA	$2,732	$2,125	$2,324

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

	Years Ended December 31,
	2015	2014	2013
Net income (loss) attributable to Newmont stockholders	$220	$508	$(2,534)
Loss (income) from discontinued operations (1)	(27)	40	(61)
Impairment of investments (2)	74	15	92
Impairment of long-lived assets (3)	22	11	2,783
Restructuring and other (4)	17	21	36
Acquisition costs (5)	12	—	—
Loss (gain) on asset and investment sales (6)	(69)	(54)	(246)
Gain on deconsolidation of TMAC (7)	(49)	—	—
Reclamation charges (8)	94	10	—
Ghana Investment Agreement (9)	18	—	—
Abnormal production costs at Batu Hijau (10)	—	28	—
Boddington contingent consideration (gain) loss (11)	—	—	(12)
TMAC transaction costs (12)	—	—	30
Tax adjustments (13)	195	(34)	535
Adjusted net income (loss)	$507	$545	$623

Net income (loss) per share, basic	$0.43	$1.02	$(5.09)
Loss (income) from discontinued operations, net of taxes	(0.05)	0.08	(0.12)
Impairment of investments, net of taxes	0.14	0.03	0.18
Impairment of long-lived assets, net of taxes	0.04	0.02	5.59
Restructuring and other, net of taxes	0.03	0.04	0.07
Acquisition costs, net of taxes	0.02	—	—
Loss (gain) on asset and investment sales, net of taxes	(0.13)	(0.11)	(0.49)
Gain on deconsolidation of TMAC, net of taxes	(0.09)	—	—
Reclamation charges, net of taxes	0.18	0.02	—
Ghana Investment Agreement, net of taxes	0.03	—	—
Abnormal production costs at Batu Hijau, net of taxes	—	0.06	—
Boddington contingent consideration (gain) loss, net of taxes	—	—	(0.02)
TMAC transaction costs, net of taxes	—	—	0.06
Tax adjustments	0.38	(0.07)	1.07
Adjusted net income (loss) per share, basic	$0.98	$1.09	$1.25

Net income (loss) per share, diluted	$0.43	$1.02	$(5.09)
Loss (income) from discontinued operations, net of taxes	(0.05)	0.08	(0.12)
Impairment of investments, net of taxes	0.14	0.03	0.18
Impairment of long-lived assets, net of taxes	0.04	0.02	5.59
Restructuring and other, net of taxes	0.03	0.04	0.07
Acquisition costs, net of taxes	0.02	—	—
Loss (gain) on asset and investment sales, net of taxes	(0.13)	(0.11)	(0.49)
Gain on deconsolidation of TMAC, net of taxes	(0.09)	—	—
Reclamation charges, net of taxes	0.18	0.02	—
Ghana Investment Agreement, net of taxes	0.03	—	—
Abnormal production costs at Batu Hijau, net of taxes	—	0.06	—
Boddington contingent consideration (gain) loss, net of taxes	—	—	(0.02)
TMAC transaction costs, net of taxes	—	—	0.06
Tax adjustments	0.38	(0.07)	1.07
Adjusted net income (loss) per share, diluted	$0.98	$1.09	$1.25

Weighted average common shares (millions):
Basic	516	499	498
Diluted	516	499	498

(1)	Loss (income) from discontinued operations is presented net of tax expense (benefit) of $11, $(18) and $28, respectively.
(2)	Impairment of investments is presented net of tax expense (benefit) of $(41), $(6) and $(13), respectively.
(3)

Impairment of long-lived assets is presented net of tax expense (benefit) of $(20), $(6) and $(1,566), respectively and amounts attributed to noncontrolling interest income (expense) of $(14), $(9) and $(3), respectively.

(4)

Restructuring and other is presented net of tax expense (benefit) of $(12), $(13) and $(23), respectively and amounts attributed to noncontrolling interest income (expense) of $(5), $(6) and $(8), respectively.

(5)	Acquisition costs are presented net of tax expense (benefit) of $(7), $- and $-, respectively.
(6)

Loss (gain) on asset and investment sales are presented net of tax expense (benefit) of $49, $72 and $38, respectively and amounts attributed to noncontrolling interest expense (income) of $-, $- and $2, respectively.

(7)	Gain on deconsolidation of TMAC is presented net of tax expense (benefit) of $27, $- and $-, respectively.
(8)	Reclamation charges are presented net of tax expense (benefit) of $(51), $(5) and $-, respectively.
(9)	Ghana Investment Agreement is presented net of tax expense (benefit) of $(9), $- and $-, respectively.
(10)

Abnormal production cost at Batu Hijau is presented net of tax expense (benefit) of $-, $32 and $-, respectively and amounts attributed to noncontrolling interest income (expense) of $-, $30 and $-, respectively.

(11)	Boddington contingent consideration (gain) loss is presented net of tax expense (benefit) of $-, $- and $6, respectively.
(12)	TMAC transaction costs is presented net of tax expense (benefit) of $-, $- and $(15), respectively.
(13)	Tax adjustments include movements in tax valuation allowance and tax adjustments not related to current period movements.

Free Cash Flow

Management uses Free Cash Flow as a non-GAAP measure to analyze cash flows generated from operations. Free Cash Flow is Net cash provided by operating activities plus Net cash used in discontinued operations less Additions to property, plant and mine development as presented on the Statements of Consolidated Cash Flows. The Company believes Free Cash Flow is also useful as one of the bases for comparing the Company’s performance with its competitors. Although Free Cash Flow and similar measures are frequently used as measures of cash flows generated from operations by other companies, the Company’s calculation of Free Cash Flow is not necessarily comparable to such other similarly titled captions of other companies.

The presentation of non-GAAP Free Cash Flow is not meant to be considered in isolation or as an alternative to net income as an indicator of the Company’s performance, or as an alternative to cash flows from operating activities as a measure of liquidity as those terms are defined by GAAP, and does not necessarily indicate whether cash flows will be sufficient to fund cash needs. The Company’s definition of Free Cash Flow is limited in that it does not represent residual cash flows available for discretionary expenditures due to the fact that the measure does not deduct the payments required for debt service and other contractual obligations or payments made for business acquisitions. Therefore, the Company believes it is important to view Free Cash Flow as a measure that provides supplemental information to the Company’s Statements of Consolidated Cash Flows.

The following table sets forth a reconciliation of Free Cash Flow, a non-GAAP financial measure, to Net cash provided by operating activities, which the Company believes to be the GAAP financial measure most directly comparable to Free Cash Flow, as well as information regarding net cash used in investing activities and net cash used in financing activities.

	Years Ended December 31,
	2015	2014	2013
	(in millions)
Net cash provided by operating activities	$2,145	$1,438	$1,543
Plus: Net cash used in discontinued operations	12	13	18
Net cash provided by continuing operating activities	2,157	1,451	1,561
Less: Additions to property, plant and mine development	(1,401)	(1,110)	(1,900)
Free Cash Flow	$756	$341	$(339)

Net cash used in investing activities (1)	$(2,041)	$(507)	$(1,313)
Net cash provided by (used in) financing activities	$296	$(65)	$(212)

(1)	Net cash used in investing activities includes Additions to property, plant and mine development, which is included in the Company’s computation of Free Cash Flow.

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

The following tables reconcile these non-GAAP measures to the most directly comparable GAAP measures.

	Gold (1)			Copper (2)
	Years Ended December 31,			Years Ended December 31,
	2015	2014	2013	2015	2014	2013
Costs applicable to sales	$3,597	$3,697	$4,237	$715	$760	$1,062
Gold/Copper sold (thousand ounces/million pounds)	5,677	5,240	5,489	589	264	258
Costs applicable to sales per ounce/pound	$633	$706	$772	$1.21	$2.88	$4.12

(1)	Includes by-product credits of $50, $68 and $98 in 2015, 2014 and 2013, respectively.
(2)	Includes by-product credits of $23, $17 and $13 in 2015, 2014 and 2013, respectively.

All-In Sustaining Costs

Newmont has worked to develop a metric that expands on GAAP measures such as cost of goods sold and non-GAAP measures, such as Costs applicable to sales per ounce, to provide visibility into the economics of our mining operations related to expenditures, operating performance and the ability to generate cash flow from operations.

Current GAAP measures used in the mining industry, such as cost of goods sold, do not capture all of the expenditures incurred to discover, develop, and sustain gold production. Therefore, we believe that all-in sustaining costs is a non-GAAP measure that provides additional information to management, investors, and analysts that aid in the understanding of the economics of our operations and performance compared to other producers and in the investor’s visibility by better defining the total costs associated with production.

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

The following disclosure provides information regarding the adjustments made in determining the all-in sustaining costs measure:

Cost Applicable to Sales - Includes all direct and indirect costs related to current gold production incurred to execute the current mine plan. Costs Applicable to Sales (“CAS”) includes by-product credits from certain metals obtained during the process of extracting and processing the primary ore-body. CAS is accounted for on an accrual basis and excludes Amortization and Reclamation and remediation, which is consistent with our presentation of CAS on the Statement of Consolidated Income. In determining AISC, only the CAS associated with producing and selling an ounce of gold is included in the measure. Therefore, the amount of gold CAS included in AISC is derived from the CAS presented in the Company’s Statement of Consolidated Income less the amount of CAS attributable to the production of copper at our Phoenix, Boddington and Batu Hijau mines. The copper CAS at those mine sites is disclosed in Note 4 to the Consolidated Financial Statements. The allocation of CAS between gold and copper at the Phoenix, Boddington and Batu Hijau mines is based upon the relative sales percentage of copper and gold sold during the period.

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

			Advanced			Treatment				All-In
	Costs		Projects	General	Other	and		All-In	Ounces	Sustaining
Year Ended	Applicable	Remediation	and	and	Expense,	Refining	Sustaining	Sustaining	(000)/Pounds	Costs per
December 31, 2015	to Sales (1)(2)(3)	Costs (4)	Exploration	Administrative	Net (5)	Costs	Capital (6)	Costs	(millions) Sold	oz/lb
GOLD
Carlin	$788	$4	$16	$—	$9	$—	$188	$1,005	886	$1,134
Phoenix	163	4	2	—	3	8	15	195	199	980
Twin Creeks	246	4	8	—	4	—	47	309	473	653
CC&V (7)	44	2	3	—	—	—	7	56	82	683
Other North America	—	—	30	—	3	—	8	41	—	—
North America	1,241	14	59	—	19	8	265	1,606	1,640	979

Yanacocha	555	97	37	—	27	—	97	813	924	880
Other South America	—	—	46	—	6	—	—	52	—	—
South America	555	97	83	—	33	—	97	865	924	936

Boddington	569	9	2	—	1	24	47	652	816	799
Tanami	223	3	7	—	3	—	78	314	434	724
Waihi (8)	54	2	3	—	1	—	3	63	116	543
Kalgoorlie	272	5	3	—	1	5	21	307	318	965
Batu Hijau	274	9	3	1	12	39	48	386	625	618
Other Asia Pacific	—	—	5	2	29	—	6	42	—	—
Asia Pacific	1,392	28	23	3	47	68	203	1,764	2,309	764

Ahafo	204	7	24	—	4	—	57	296	332	892
Akyem	205	6	8	—	7	—	44	270	472	572
Other Africa	—	—	2	—	9	—	—	11	—	—
Africa	409	13	34	—	20	—	101	577	804	718

Corporate and Other	—	—	84	179	12	—	10	285	—	—
Total Gold	$3,597	$152	$283	$182	$131	$76	$676	$5,097	5,677	$898

COPPER
Phoenix	$91	$3	$1	$—	$1	$3	$9	$108	47	$2.30
Boddington	140	2	1	—	—	15	11	169	82	2.06
Batu Hijau	484	18	4	1	9	92	50	658	460	1.43
Asia Pacific	624	20	5	1	9	107	61	827	542	1.53
Total Copper	$715	$23	$6	$1	$10	$110	$70	$935	589	$1.59

Consolidated	$4,312	$175	$289	$183	$141	$186	$746	$6,032

(1)	Excludes Depreciation and amortization and Reclamation and remediation.

(2)	Includes by-product credits of $73.
(3)	Includes stockpile and leach pad inventory adjustments of $116 at Carlin, $14 at Twin Creeks, $77 at Yanacocha and $19 at Boddington.
(4)	Remediation costs include operating accretion of $76 and amortization of asset retirement costs of $88.
(5)	Other expense, net is adjusted for restructuring and other costs of $34, the Ghana Investment Agreement payment of $27 and acquisition costs of $19
(6)

Excludes development capital expenditures, capitalized interest, and the increase in accrued capital, totaling $655. The following are major development projects: Merian, Turf Vent Shaft, Long Canyon and the CC&V expansion project.

(7)	The Company acquired the CC&V gold mining business on August 3, 2015.
(8)	On October 29, 2015, the Company sold the Waihi mine.

			Advanced			Treatment				All-In
	Costs		Projects	General	Other	and		All-In	Ounces	Sustaining
Year Ended	Applicable	Remediation	and	and	Expense,	Refining	Sustaining	Sustaining	(000)/Pounds	Costs per
December 31, 2014	to Sales (1)(2)(3)	Costs (4)	Exploration	Administrative	Net (5)	Costs	Capital (6)	Costs	(millions) Sold	oz/lb
GOLD
Carlin	$795	$4	$22	$—	$8	$—	$141	$970	905	$1,072
Phoenix	160	3	4	—	3	9	17	196	222	883
Twin Creeks	207	2	5	—	3	—	111	328	400	820
La Herradura (7)	89	2	12	—	—	—	21	124	119	1,042
Other North America	—	—	25	—	6	—	9	40	—	—
North America	1,251	11	68	—	20	9	299	1,658	1,646	1,007

Yanacocha	663	101	32	—	35	—	80	911	966	943
Other South America	—	—	41	—	2	—	—	43	—	—
South America	663	101	73	—	37	—	80	954	966	988

Boddington	585	11	—	—	2	4	69	671	690	972
Tanami	251	4	10	—	2	—	91	358	345	1,038
Jundee (8)	85	5	1	—	2	—	15	108	140	771
Waihi (9)	76	3	7	—	2	—	2	90	131	687
Kalgoorlie	284	4	5	—	1	4	32	330	327	1,009
Batu Hijau	81	3	—	—	4	9	8	105	72	1,458
Other Asia Pacific	—	—	5	3	21	—	6	35	—	—
Asia Pacific	1,362	30	28	3	34	17	223	1,697	1,705	995

Ahafo	249	8	27	—	6	—	92	382	450	849
Akyem	172	3	—	—	8	—	17	200	473	423
Other Africa	—	—	8	—	7	—	—	15	—	—
Africa	421	11	35	—	21	—	109	597	923	647

Corporate and Other	—	—	116	182	31	—	17	346	—	—
Total Gold	$3,697	$153	$320	$185	$143	$26	$728	$5,252	5,240	$1,002

COPPER
Phoenix	$108	$1	$2	$—	$1	$5	$13	$130	46	$2.83
Boddington	158	2	—	—	1	25	18	204	66	3.09
Batu Hijau	494	15	3	1	20	45	51	629	152	4.14
Asia Pacific	652	17	3	1	21	70	69	833	218	3.82
Total Copper	$760	$18	$5	$1	$22	$75	$82	$963	264	$3.65

Consolidated	$4,457	$171	$325	$186	$165	$101	$810	$6,215

(1)	Excludes Depreciation and amortization and Reclamation and remediation.
(2)	Includes by-product credits of $85.
(3)	Includes stockpile and leach pad inventory adjustments of $127 at Carlin, $13 at Phoenix, $15 at Twin Creeks, $75 at Yanacocha, $69 at Boddington and $191 at Batu Hijau.
(4)	Remediation costs include operating accretion of $76 and amortization of asset retirement costs of $95.
(5)	Other expense, net is adjusted for restructuring costs of $40.
(6)

Excludes development capital expenditures, capitalized interest, and the decrease in accrued capital, totaling $300. The following are major development projects: Turf Vent Shaft, Merian, Correnso and Conga.

(7)	On October 6, 2014, the Company sold its 44% interest in La Herradura.
(8)	On July 1, 2014, the Company sold the Jundee mine.
(9)	On October 29, 2015, the Company sold the Waihi mine.

			Advanced			Treatment				All-In
	Costs		Projects	General	Other	and		All-In	Ounces	Sustaining
Year Ended	Applicable	Remediation	and	and	Expense,	Refining	Sustaining	Sustaining	(000)/Pounds	Costs per
December 31, 2013	to Sales (1)(2)(3)	Costs (4)	Exploration	Administrative	Net (5)	Costs	Capital (6)	Costs	(millions) Sold	oz/lb
GOLD
Carlin	$767	$5	$34	$—	$7	$14	$154	$981	1,013	$968
Phoenix	164	3	7	—	2	9	20	205	225	911
Twin Creeks	273	6	7	—	4	—	56	346	518	668
La Herradura (7)	177	—	42	—	—	—	74	293	183	1,601
Other North America	—	—	42	—	4	—	23	69	—	—
North America	1,381	14	132	—	17	23	327	1,894	1,939	977

Yanacocha	684	90	41	—	63	—	148	1,026	1,022	1,004
Other South America	—	—	34	—	4	—	—	38	—	—
South America	684	90	75	—	67	—	148	1,064	1,022	1,041

Boddington	805	6	1	—	2	4	90	908	743	1,222
Tanami	270	3	11	—	3	—	91	378	325	1,163
Jundee (8)	206	13	7	—	1	—	45	272	279	975
Waihi (9)	103	3	5	—	2	—	7	120	111	1,081
Kalgoorlie	342	7	3	—	1	—	19	372	329	1,131
Batu Hijau	107	2	2	—	3	5	12	131	46	2,848
Other Asia Pacific	—	—	13	—	32	—	4	49	—	—
Asia Pacific	1,833	34	42	—	44	9	268	2,230	1,833	1,217

Ahafo	307	3	51	—	14	—	109	484	566	855
Akyem	32	—	8	—	3	—	—	43	129	333
Other Africa	—	—	8	—	10	—	—	18	—	—
Africa	339	3	67	—	27	—	109	545	695	784

Corporate and Other	—	—	137	203	25	—	12	377	—	—
Total Gold	$4,237	$141	$453	$203	$180	$32	$864	$6,110	5,489	$1,113

COPPER
Phoenix	$52	$1	$3	$—	$1	$5	$7	$69	29	$2.38
Boddington	195	1	—	—	1	19	22	238	71	3.35
Batu Hijau	815	9	13	—	24	47	93	1,001	158	6.34
Asia Pacific	1,010	10	13	—	25	66	115	1,239	229	5.41
Total Copper	$1,062	$11	$16	$—	$26	$71	$122	$1,308	258	$5.07

Consolidated	$5,299	$152	$469	$203	$206	$103	$986	$7,418

(1)	Excludes Depreciation and amortization and Reclamation and remediation.
(2)	Includes by-product credits of $111.
(3)

Includes stockpile and leach pad inventory adjustments of $69 at Carlin, $1 at Twin Creeks, $24 at La Herradura, $107 at Yanacocha, $184 at Boddington, $1 at Tanami, $4 at Waihi, $45 at Kalgoorlie and $523 Batu Hijau.

(4)	Remediation costs include operating accretion of $66 and amortization of asset retirement costs of $86.
(5)	Other expense, net is adjusted for restructuring and other costs of $67 and TMAC transaction costs of $45, partially offset by $18 for Boddington Contingent Consideration.
(6)

Excludes development capital expenditures, capitalized interest, and the decrease in accrued capital, totaling $914. The following are major development projects: Phoenix Copper Leach, Turf Vent Shaft, Yanacocha Bio Leach, Conga, Merian, Ahafo Mill Expansion and Akyem.

(7)	On October 6, 2014, the Company sold its 44% interest in La Herradura.
(8)	On July 1, 2014 the Company sold the Jundee mine.
(9)	On October 29, 2015, the Company sold the Waihi mine.

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

	Gold			Copper
	Years Ended December 31,			Years Ended December 31,
	2015	2014	2013	2015	2014	2013
Average realized price per ounce/pound	$1,141	$1,258	$1,393	$2.13	$2.65	$2.98
Costs applicable to sales per ounce/pound	(633)	(706)	(772)	(1.21)	(2.88)	(4.12)
Operating margin per ounce/pound	$508	$552	$621	$0.92	$(0.23)	$(1.14)

ITEM 7A.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (dollars in millions, except per ounce and per pound amounts).

Metal Prices

Changes in the market price of gold significantly affect our profitability and cash flow. Gold prices can fluctuate widely due to numerous factors, such as demand; forward selling by producers; central bank sales, purchases and lending; investor sentiment; the strength of the U.S. dollar; inflation, deflation, or other general price instability and global mine production levels. Changes in the market price of copper also affect our profitability and cash flow. Copper is traded on established international exchanges and copper prices generally reflect market supply and demand, but can also be influenced by speculative trading in the commodity or by currency exchange rates.

Decreases in the market price of gold and copper can also significantly affect the value of our product inventory, stockpiles and leach pads, and it may be necessary to record a write-down to the NRV. NRV represents the estimated future sales price based on short-term and long-term metals prices, less estimated costs to complete production and bring the product to sale. The primary factors that influence the need to record write-downs of stockpiles, leach pads, and product inventory include short-term and long-term metals prices and costs for production inputs such as labor, fuel and energy, materials and supplies, as well as realized ore grades and recovery rates. The significant assumptions in determining the stockpile, leach pad and product inventory adjustments for each mine site reporting unit at December 31, 2015 included production cost and capitalized expenditure assumptions unique to each operation, a short-term and long-term gold price of $1,106 and $1,300 per ounce, respectively, a short-term and long-term copper price of $2.22 and $3.00 per pound, respectively, and an Australian to U.S. dollar long-term exchange rate of $0.80.

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

Foreign Currency

Changes in the foreign currency exchange rates in relation to the U.S. dollar may affect our profitability and cash flow. Foreign currency exchange rates can fluctuate widely due to numerous factors, such as supply and demand for foreign and U.S. currencies and U.S. and foreign country economic conditions. In addition to our operations in the United States, we have assets or operations in Australia, Peru, Indonesia, Ghana and Suriname. All of our operations sell their metal production based on U.S. dollar gold and copper prices. Fluctuations in the local currency exchange rates in relation to the U.S. dollar can increase or decrease profit margins and Costs applicable to sales per ounce/pound to the extent costs are paid in local currency at foreign operations. The Australian dollar/U.S. dollar exchange rate has had the greatest impact on our Costs applicable to sales, as measured in U.S. dollars. Foreign currency exchange rates in relation to the U.S. dollar have not had a material impact on our determination of proven and probable reserves in the past; however, if a sustained weakening of the U.S. dollar in relation to the Australian dollar, and/or to other foreign currencies that impact our cost structure, were not mitigated by offsetting increases in the U.S. dollar gold price or by other factors, profitability, cash flows and/or the amount of proven and probable reserves in the applicable foreign country could be reduced. The extent of any such reduction would be dependent on a variety of factors including the length of time of any such weakening of the U.S. dollar, and management’s long-term view of the applicable exchange rate. For information concerning the sensitivity of our Costs applicable to sales to changes in foreign currency exchange rates, see Results of Consolidated Operations and Foreign Currency Exchange Rates sections in Item 7, Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations.

Hedging

Our strategy is to provide shareholders with leverage to changes in gold and copper prices by selling our production at spot market prices. Consequently, we do not hedge our gold and copper sales. We have and will continue to manage certain risks associated with commodity input costs, interest rates and foreign currencies using the derivative market.

By using derivatives, we are affected by credit risk, market risk and market liquidity risk. Credit risk is the risk that a third party might fail to fulfill its performance obligations under the terms of a financial instrument. We mitigate credit risk by entering into derivatives with high credit quality counterparties, limiting the amount of exposure to each counterparty and monitoring the financial condition of the counterparties. Market risk is the risk that the fair value of a derivative might be adversely affected by a change in underlying commodity prices, interest rates or currency exchange rates, and that this in turn affects our financial condition. We manage market risk by establishing and monitoring parameters that limit the types and degree of market risk that may be undertaken. We mitigate this potential risk to our financial condition by establishing trading agreements with counterparties under which we are not required to post any collateral or be subject to any margin calls on our derivatives. Our counterparties cannot require settlement solely because of an adverse change in the fair value of a derivative. Market liquidity risk is the risk that a derivative cannot be eliminated quickly, by either liquidating it or by establishing an offsetting position. Under the terms of our trading agreements, counterparties cannot require us to immediately settle outstanding derivatives, except upon the occurrence of customary events of default such as covenant breaches, including financial covenants, insolvency or bankruptcy. We further mitigate market liquidity risk by spreading out the maturity of our derivatives over time.

Cash Flow Hedges

The foreign currency and diesel derivative contracts are designated as cash flow hedges, and as such, the effective portion of unrealized changes in market value have been recorded in Accumulated other comprehensive income (loss) and are reclassified to income during the period in which the hedged transaction affects earnings. Gains and losses from hedge ineffectiveness are recognized in current earnings.

Foreign Currency Exchange Risk

We had the following foreign currency derivative contracts outstanding at December 31, 2015:

	Expected Maturity Date
	2016	2017	2018	Total/Average
A$ Operating Fixed Forward Contracts:
A$ notional (millions)	158	105	6	269
Average rate ($/A$)	0.95	0.93	0.92	0.95
Expected hedge ratio	12%	8%	4%

The fair value of the A$ foreign currency derivative contracts was a net liability position of $60 at December 31, 2015 and $85 at December 31, 2014. During the year ended December 31, 2015, the Company recognized a loss in Other income, net, for NZ$ cash flow hedges that have been closed out due to the sale of Waihi. The fair value of the NZ$ foreign currency derivative contracts was a net liability position of $3 at December 31, 2014.

Diesel Price Risk

We had the following diesel derivative contracts in North America outstanding at December 31, 2015:

	Expected Maturity Date
	2016	2017	Total/Average
Diesel Fixed Forward Contracts:
Diesel gallons (millions)	20	7	27
Average rate ($/gallon)	2.39	2.16	2.33
Expected hedge ratio	53%	24%

Newmont hedges a portion of its operating cost exposure related to diesel consumed at its Nevada operations to reduce the variability in realized diesel prices. The hedging instruments consist of a series of financially settled fixed forward contracts with expiration dates up to two years. The fair value of the Diesel derivative contracts was a net liability position of $32 at December 31, 2015 and $36 at December 31, 2014.

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

At December 31, 2015, Newmont had gold sales of 258,000 ounces priced at an average of $1,062 per ounce, subject to final pricing over the next several months. Each $25 change in the price for provisionally priced gold sales would have an approximate $3 effect on our Net income (loss) attributable to Newmont stockholders. The London Bullion Market Association P.M. closing settlement price at December 31, 2015 for gold was $1,060 per ounce.

At December 31, 2015, Newmont had copper sales of 130 million pounds priced at an average of $2.13 per pound, subject to final pricing over the next several months. Each $0.10 change in the price for provisionally priced copper sales would have an approximate $5 effect on our Net income (loss) attributable to Newmont stockholders. The LME closing settlement price at December 31, 2015 for copper was $2.13 per pound.

Fixed and Variable Rate Debt

Our debt portfolio consisted of 90% and 84% of fixed rate debt at December 31, 2015 and 2014, respectively. The increase in the carrying value of fixed rate debt was due to the amortization of debt discounts on our bonds and senior notes. Our fixed rate debt exposure at December 31, 2015 and 2014 is summarized as follows:

	At December 31,
	2015	2014
Carrying value of fixed rate debt (1)	$5,607	$5,583
Fair value of fixed rate debt (1)	$4,896	$5,494
Pro forma fair value sensitivity of fixed rate debt of a +/- 10 basis point interest rate change (2)	$34	$46

(1)	Excludes capital leases for which it is not practicable to estimate fair values and pro forma fair values or sensitivities.
(2)

The pro forma information assumes a +/–10 basis point change in market interest rates at December 31 of each year, and reflects the corresponding estimated change in the fair value of fixed rate debt outstanding at that date under that assumption. Actual changes in the timing and amount of interest rate variations may differ from the above assumptions.

ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Newmont Mining Corporation

We have audited the accompanying consolidated balance sheet of Newmont Mining Corporation as of December 31, 2015, and the related statements of consolidated operations, comprehensive income (loss), changes in equity and cash flows for the year ended December 31, 2015. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Newmont Mining Corporation at December 31, 2015, and the consolidated results of its operations and its cash flows for the year ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Newmont Mining Corporation’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 17, 2016, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Denver, Colorado
February 17, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Newmont Mining Corporation:

In our opinion, the consolidated balance sheet as of December 31, 2014 and the related consolidated statements of income, comprehensive income (loss), changes in equity and cash flows for each of the two years in the period ended December 31, 2014 present fairly, in all material respects, the financial position of Newmont Mining Corporation and its subsidiaries at December 31, 2014, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule for each of the two years in the period ended December 31, 2014 listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Denver, Colorado

February 19, 2015

NEWMONT MINING CORPORATION

STATEMENTS OF CONSOLIDATED OPERATIONS

	Years Ended December 31,
	2015	2014	2013
	(in millions, except per share)
Sales	$7,729	$7,292	$8,414

Costs and expenses
Costs applicable to sales (1)	4,312	4,457	5,299
Depreciation and amortization	1,239	1,229	1,362
Reclamation and remediation (Note 5)	266	154	81
Exploration	156	164	247
Advanced projects, research and development	133	161	222
General and administrative	183	186	203
Impairment of long-lived assets (Note 6)	56	26	4,352
Other expense, net (Note 7)	221	205	300
	6,566	6,582	12,066
Other income (expense)
Other income, net (Note 8)	128	157	349
Interest expense, net of capitalized interest of $40, $23 and $88, respectively	(325)	(361)	(303)
	(197)	(204)	46
Income (loss) before income and mining tax and other items	966	506	(3,606)
Income and mining tax benefit (expense) (Note 9)	(644)	(133)	755
Equity income (loss) of affiliates (Note 10)	(45)	(4)	(5)
Income (loss) from continuing operations	277	369	(2,856)
Income (loss) from discontinued operations (Note 11)	27	(40)	61
Net income (loss)	304	329	(2,795)
Net loss (income) attributable to noncontrolling interests (Note 12)	(84)	179	261
Net income (loss) attributable to Newmont stockholders	$220	$508	$(2,534)

Net income (loss) attributable to Newmont stockholders:
Continuing operations	$193	$548	$(2,595)
Discontinued operations	27	(40)	61
	$220	$508	$(2,534)
Income (loss) per common share (Note 13)
Basic:
Continuing operations	$0.38	$1.10	$(5.21)
Discontinued operations	0.05	(0.08)	0.12
	$0.43	$1.02	$(5.09)
Diluted:
Continuing operations	$0.38	$1.10	$(5.21)
Discontinued operations	0.05	(0.08)	0.12
	$0.43	$1.02	$(5.09)

Cash dividends declared per common share	$0.100	$0.225	$1.225

(1)	Excludes Depreciation and amortization and Reclamation and remediation.

The accompanying notes are an integral part of these consolidated financial statements.

NEWMONT MINING CORPORATION

STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME (LOSS)

	Years Ended December 31,
	2015	2014	2013
	(in millions)
Net income (loss)	$304	$329	$(2,795)
Other comprehensive income (loss):
Change in marketable securities, net of $nil, $nil and $57 tax benefit (expense), respectively
Net change from periodic revaluations	(8)	(119)	(436)
Net amount reclassified to income	107	12	(141)
Net unrecognized gain (loss) on marketable securities	99	(107)	(577)
Foreign currency translation adjustments	(11)	(23)	(31)
Change in pension and other post-retirement benefits, net of $(23), $67 and $(85), tax benefit (expense), respectively
Net change from periodic revaluations	24	(133)	149
Net amount reclassified to income	18	8	3
Net unrecognized gain (loss) on pension and other post-retirement benefits	42	(125)	152
Change in fair value of cash flow hedge instruments, net of $(6), $21 and $116, tax benefit (expense), respectively
Net change from periodic revaluations	(42)	(41)	(167)
Net amount reclassified to income	56	(5)	(48)
Net unrecognized gain (loss) on hedges	14	(46)	(215)
Other comprehensive income (loss)	144	(301)	(671)
Comprehensive income (loss)	$448	$28	$(3,466)

Comprehensive income (loss) attributable to:
Newmont stockholders	$364	$212	$(3,206)
Noncontrolling interests	84	(184)	(260)
	$448	$28	$(3,466)

The accompanying notes are an integral part of these consolidated financial statements.

NEWMONT MINING CORPORATION

STATEMENTS OF CONSOLIDATED CASH FLOWS

	Years Ended December 31,
	2015	2014	2013
	(in millions)
Operating activities:
Net income (loss)	$304	$329	$(2,795)
Adjustments:
Depreciation and amortization	1,239	1,229	1,362
Stock based compensation and other non-cash benefits	77	51	64
Reclamation and remediation	259	154	81
Revaluation of contingent consideration	—	—	(18)
Loss (income) from discontinued operations	(27)	40	(61)
Impairment of long-lived assets	56	26	4,352
Impairment of investments	115	21	105
Deferred income taxes	317	(149)	(1,256)
Gain on asset and investment sales, net	(118)	(126)	(286)
Gain on deconsolidation of TMAC	(76)	—	—
Other operating adjustments and impairments	347	574	1,099
Net change in operating assets and liabilities (Note 26)	(336)	(698)	(1,086)
Net cash provided by continuing operating activities	2,157	1,451	1,561
Net cash used in discontinued operations	(12)	(13)	(18)
Net cash provided by operating activities	2,145	1,438	1,543
Investing activities:
Additions to property, plant and mine development	(1,401)	(1,110)	(1,900)
Acquisitions, net (Note 3)	(823)	(28)	(13)
Sales of investments	29	25	589
Purchases of investments	—	(26)	(1)
Proceeds from sale of other assets	203	661	63
Other	(49)	(29)	(51)
Net cash used in investing activities	(2,041)	(507)	(1,313)
Financing activities:
Proceeds from debt, net	—	601	1,538
Repayment of debt	(454)	(686)	(1,150)
Proceeds from stock issuance, net	675	—	2
Sale of noncontrolling interests	37	179	32
Funding from noncontrolling interests	109	—	—
Acquisition of noncontrolling interests	(8)	(9)	(17)
Dividends paid to noncontrolling interests	(3)	(4)	(2)
Dividends paid to common stockholders	(52)	(114)	(610)
Increase in restricted cash and other	(8)	(32)	(5)
Net cash provided by (used in) financing activities	296	(65)	(212)
Effect of exchange rate changes on cash	(21)	(18)	(24)
Net change in cash and cash equivalents	379	848	(6)
Cash and cash equivalents at beginning of period	2,403	1,555	1,561
Cash and cash equivalents at end of period	$2,782	$2,403	$1,555

The accompanying notes are an integral part of these consolidated financial statements.

NEWMONT MINING CORPORATION

CONSOLIDATED BALANCE SHEETS

	At December 31,
	2015	2014
	(in millions)
ASSETS
Cash and cash equivalents	$2,782	$2,403
Trade receivables	260	186
Other accounts receivables	185	290
Investments (Note 18)	19	73
Inventories (Note 19)	710	700
Stockpiles and ore on leach pads (Note 20)	896	666
Deferred income tax assets (Note 9)	—	240
Other current assets (Note 21)	131	881
Current assets	4,983	5,439
Property, plant and mine development, net (Note 22)	14,303	13,650
Investments (Note 18)	402	334
Stockpiles and ore on leach pads (Note 20)	3,000	2,820
Deferred income tax assets (Note 9)	1,718	1,790
Other long-term assets (Note 21)	776	883
Total assets	$25,182	$24,916

LIABILITIES
Debt (Note 23)	$149	$166
Accounts payable	396	406
Employee-related benefits (Note 14)	293	307
Income and mining taxes	38	74
Other current liabilities (Note 24)	540	1,245
Current liabilities	1,416	2,198
Debt (Note 23)	6,087	6,480
Reclamation and remediation liabilities (Note 5)	1,800	1,606
Deferred income tax liabilities (Note 9)	840	656
Employee-related benefits (Note 14)	437	492
Other long-term liabilities (Note 24)	310	395
Total liabilities	10,890	11,827

EQUITY
Common stock - $1.60 par value;	847	798
Authorized - 750 million shares
Issued and outstanding - 530 million and 499 million shares issued, less 350,000 and 330,000 treasury shares, respectively
Additional paid-in capital	9,427	8,712
Accumulated other comprehensive income (loss)	(334)	(478)
Retained earnings	1,410	1,242
Newmont stockholders' equity	11,350	10,274
Noncontrolling interests	2,942	2,815
Total equity	14,292	13,089
Total liabilities and equity	$25,182	$24,916

The accompanying notes are an integral part of these consolidated financial statements.

NEWMONT MINING CORPORATION

STATEMENTS OF CONSOLIDATED CHANGES IN EQUITY

				Accumulated
			Additional	Other
	Common Stock		Paid-In	Comprehensive	Retained	Noncontrolling	Total
	Shares	Amount	Capital	Income (Loss)	Earnings	Interests	Equity
	(in millions)
Balance at December 31, 2012	497	$787	$8,427	$490	$3,992	$3,175	$16,871
Net income (loss)	—	—	—	—	(2,534)	(261)	(2,795)
Other comprehensive income (loss)	—	—	—	(672)	—	1	(671)
Dividends paid	—	—	—	—	(610)	(2)	(612)
Sale of noncontrolling interests, net	—	—	48	—	—	3	51
Stock based awards and related share issuances	1	2	63	—	—	—	65
Balance at December 31, 2013	498	$789	$8,538	$(182)	$848	$2,916	$12,909
Net income (loss)	—	—	—	—	508	(179)	329
Other comprehensive income (loss)	—	—	—	(296)	—	(5)	(301)
Dividends paid	—	—	—	—	(114)	(4)	(118)
Redemption of exchangeable shares	—	8	(8)	—	—	—	—
Sale of noncontrolling interests, net	—	—	81	—	—	87	168
Stock based awards and related share issuances	1	1	101	—	—	—	102
Balance at December 31, 2014	499	$798	$8,712	$(478)	$1,242	$2,815	$13,089
Net income (loss)	—	—	—	—	220	84	304
Other comprehensive income (loss)	—	—	—	144	—	—	144
Dividends paid	—	—	—	—	(52)	(3)	(55)
Sale of noncontrolling interests, net	—	—	12	—	—	46	58
Equity Issuance	29	46	629	—	—	—	675
Stock based awards and related share issuances	2	3	74	—	—	—	77
Balance at December 31, 2015	530	$847	$9,427	$(334)	$1,410	$2,942	$14,292

The accompanying notes are an integral part of these consolidated financial statements.

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions, except per share, per ounce and per pound amounts)

NOTE 1     THE COMPANY

Newmont Mining Corporation and its affiliates and subsidiaries (collectively, “Newmont,” “we,” “us” or the “Company”) predominantly operates in the mining industry, focused on the production of and exploration for gold and copper. The Company has significant assets and/or operations in the United States, Australia, Peru, Indonesia, Ghana and Suriname. The cash flow and profitability of the Company’s operations are significantly affected by the market price of gold, copper, and to a lesser extent, silver. The prices of gold and copper are affected by numerous factors beyond the Company’s control.

References to “A$” refers to Australian currency, “NZ$” to New Zealand currency, and “C$” to Canadian currency.

NOTE 2     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Risks and Uncertainties

As a global mining company, our revenue, profitability and future rate of growth are substantially dependent on prevailing prices for gold, copper and, to a lesser extent, silver. Historically, the commodity markets have been very volatile, and there can be no assurance that commodity prices will not be subject to wide fluctuations in the future. A substantial or extended decline in commodity prices could have a material adverse effect on our financial position, results of operations, cash flows, access to capital and on the quantities of reserves that we can economically produce. The carrying value of our property, plant and mine development assets, inventories, stockpiles and ore on leach pads, and deferred tax assets are particularly sensitive to the outlook for commodity prices. A decline in our price outlook from current levels could result in material impairment charges related to these assets.

In September 2014, PT Newmont Nusa Tenggara (“PTNNT”) and the Government of Indonesia entered into a Memorandum of Understanding (“MoU”) that resulted in the government agreeing to issue permits to allow PTNNT to export and sell copper concentrates from the Batu Hijau mine (“Batu Hijau”). The government then issued several six month export permits commencing in September 2014, March 2015 and November 2015. The most recent November permit was issued following a two month delay and expires in May 2016. Effective with the signing of the MoU, PTNNT agreed to pay certain export duties and royalties. The MoU also outlines terms for the six main elements of the Contract of Work renegotiation, which will be incorporated into an amendment of the Contract of Work. The six areas are: 1) concession area size; 2) royalties, taxes and export duties; 3) domestic processing and refining; 4) ownership divestment; 5) utilization of local manpower, domestic goods and services; and 6) duration of the Contract of Work. Negotiations between PTNNT and the Government of Indonesia to amend the Contract of Work remain on-going. No assurances can be made at this time with respect to the outcome of such negotiations and the renewal of the export permit. The failure to receive a timely renewal may negatively impact future operations and financial results at Batu Hijau. As a result of the on-going Contract of Work renegotiations at Batu Hijau, the need for asset impairments, inventory write-downs, tax valuation allowances and other applicable accounting charges will continue to be evaluated. At this time, the Company expects operations to continue into the future. The total assets at Batu Hijau as of December 31, 2015 and 2014 were $3,481 and $3,107, respectively.

During the last several years, Minera Yanacocha S.R.L. (“Yanacocha”), in which we own a 51.35% interest, and whose properties include the mining operations at Yanacocha and the Conga Project in Peru, has been the target of local political and community protests, some of which blocked the road between the Yanacocha mine and Conga Project complexes and the City of Cajamarca in Peru and resulted in vandalism and equipment damage. We cannot predict whether similar or more significant incidents will occur in the future. The recurrence of significant political or community opposition or protests could continue to adversely affect Conga’s development and the continued operation of Yanacocha. Construction activities on our Conga Project were suspended on November 30, 2011 at the request of Peru’s central government following increasing protests in Cajamarca by anti-mining activists led by the regional

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions, except per share, per ounce and per pound amounts)

president. In the first half of 2014, a Conga Restart Study was completed to identify and test alternatives to advancing development of the project. Following this assessment, a new plan was developed to reduce spending to focus on only the most critical work – protecting people and assets, engaging with communities, and maintaining existing project infrastructure – while maintaining optionality. Newmont will not proceed with the full development of Conga without social acceptance, solid project economics and potentially another partner to help defray costs and risk; it is currently difficult to predict when or whether such events may occur. Under the current social and political environment, the Company does not anticipate being able to develop Conga for the foreseeable future. Should the Company be unable to develop Conga, the Company may in the future reprioritize and reallocate capital to development alternatives which may result in an impairment of the Conga Project. The total assets at Conga as of December 31, 2015 and 2014 were $1,678 and $1,700, respectively.

Use of Estimates

The Company’s Consolidated Financial Statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”). The preparation of the Company’s Consolidated Financial Statements requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and the related disclosure of contingent assets and liabilities at the date of the Consolidated Financial Statements and the reported amounts of revenues and expenses during the reporting period. The more significant areas requiring the use of management estimates and assumptions relate to mineral reserves that are the basis for future cash flow estimates utilized in impairment calculations and units-of-production amortization calculations; environmental, reclamation and closure obligations; estimates of recoverable gold and other minerals in stockpile and leach pad inventories; estimates of fair value for certain reporting units and asset impairments (including impairments of goodwill, long-lived assets and investments); write-downs of inventory, stockpiles and ore on leach pads to net realizable value; post-employment, post-retirement and other employee benefit liabilities; valuation allowances for deferred tax assets; reserves for contingencies and litigation; and the fair value and accounting treatment of financial instruments including marketable securities and derivative instruments. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Accordingly, actual results will differ from those amounts estimated in these financial statements.

Principles of Consolidation

The Consolidated Financial Statements include the accounts of Newmont Mining Corporation and the more-than-50%-owned subsidiaries that it controls and entities over which control is achieved through means other than voting rights. The Company also includes its pro-rata share of assets, liabilities and operations for unincorporated joint ventures in which it has an interest. All significant intercompany balances and transactions have been eliminated. The functional currency for the majority of the Company’s operations is the U.S. dollar.

The Company follows the Financial Accounting Standards Board Accounting Standards Codification (“ASC”) guidance for identification and reporting of entities over which control is achieved through means other than voting rights. The guidance defines such entities as Variable Interest Entities (“VIEs”). The Company has identified VIEs in connection with our interests in PTNNT due to certain funding arrangements and shareholder commitments. The Company has financing arrangements with PT Pukuafu Indah (“PTPI”) and PT Indonesia Masbaga Investama (“PTIMI”), unrelated noncontrolling shareholders of PTNNT, whereby the Company agreed to advance certain funds to them in exchange for (i) a pledge of their combined 20% share of PTNNT, (ii) an assignment of dividends payable on the shares, net of withholding tax, (iii) a commitment from them to support the application of our standards to the operation of Batu Hijau and (iv) as of September 16, 2011 in respect of PTPI only, powers of attorney to vote and sell PTNNT shares in support of the pledge, enforceable in an event of default as further security for the funding. The Company has determined itself to be the primary beneficiary of these entities, as it controls the operations of Batu Hijau and has the obligation to absorb losses and the right to receive benefits that are significant to PTNNT. Therefore, the Company consolidates PTNNT in its financial statements.

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions, except per share, per ounce and per pound amounts)

On March 12, 2013, Newmont completed the sale of the Hope Bay Project to TMAC Resources Inc. (“TMAC”). On July 7, 2015, TMAC completed an initial public offering (“IPO”), issuing 22,500,000 common shares at a price of C$6.00 per common share for aggregate gross proceeds of C$135. Additionally, TMAC entered into a term loan facility for $120. At December 31, 2015, Newmont held a 29.37% ownership interest in TMAC. Prior to the financing events, Newmont identified TMAC as a VIE under ASC guidance for consolidation, determined it was the primary beneficiary, and consolidated TMAC in its Consolidated Financial Statements. Upon further evaluation subsequent to the financing events, Newmont determined that TMAC is no longer considered a VIE, and no longer will be consolidated into Newmont’s financial results. Newmont deconsolidated the assets, liabilities, and noncontrolling interest related to TMAC and recognized a gain of $76, recorded within Other income, net. The fair value of the retained investment was valued utilizing the market approach applying the IPO share price. Newmont’s retained investment in TMAC, which was $101 at December 31, 2015, is accounted for as an equity method investment reflected in Note 18.

On November 22, 2013, Newmont entered into a Partnership Agreement with Staatsolie (a company wholly owned by the Republic of Suriname). The Partnership Agreement gave Staatsolie the option to participate in the Merian Gold Project (“Merian”) for up to 25% of the partnership. Staatsolie exercised that option in November 2014. At December 31, 2015, Newmont has a 75% ownership in Merian. Newmont has identified Merian as a VIE under ASC guidance for consolidation. The Company has determined itself to be the primary beneficiary of this entity, as it controls the operations of Merian and has the obligation to absorb losses and the right to receive benefits that are significant to Merian, therefore, the Company consolidates Merian in its financial statements.

Cash and Cash Equivalents

Cash and cash equivalents consist of all cash balances and highly liquid investments with an original maturity of three months or less. Because of the short maturity of these investments, the carrying amounts approximate their fair value. Cash and cash equivalents are held in overnight bank deposits or are invested in United States Treasury securities and money market securities. Restricted cash is excluded from cash and cash equivalents and is included in other current or long-term assets.

Investments

Management determines the appropriate classification of its investments in equity securities at the time of purchase and reevaluates such determinations at each reporting date. Investments in incorporated entities in which the Company’s ownership is greater than 20% and less than 50%, or which the Company does not control through majority ownership or means other than voting rights, are accounted for by the equity method and are included in long-term assets. The Company accounts for its marketable security investments as available for sale securities in accordance with ASC guidance on accounting for certain investments in debt and equity securities. The Company periodically evaluates whether declines in fair values of its investments below the Company’s carrying value are other-than-temporary in accordance with ASC guidance. The Company’s policy is to generally treat a decline in the investment’s quoted market value that has lasted continuously for more than six months as an other-than-temporary decline in value. The Company also monitors its investments for events or changes in circumstances that have occurred that may have a significant adverse effect on the fair value of the investment and evaluates qualitative and quantitative factors regarding the severity and duration of the unrealized loss and the Company’s ability to hold the investment until a forecasted recovery occurs to determine if the decline in value of an investment is other-than-temporary. Declines in fair value below the Company’s carrying value deemed to be other-than-temporary are charged to Other income, net.

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

Stockpiles

Stockpiles represent ore that has been extracted from the mine and is available for further processing. Stockpiles are measured by estimating the number of tons added and removed from the stockpile, the number of contained ounces or pounds (based on assay data) and the estimated metallurgical recovery rates (based on the expected processing method). Stockpile ore tonnages are verified by periodic surveys. Costs are allocated to stockpiles based on current mining costs incurred including applicable overhead and depreciation and amortization relating to mining operations, and removed at each stockpile’s average cost per recoverable unit as material is processed.

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

Costs are added to ore on leach pads based on current mining costs, including applicable depreciation and amortization relating to mining operations. Costs are removed from ore on leach pads as ounces are recovered based on the average cost per estimated recoverable ore on the leach pad.

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

Although the quantities of recoverable metal placed on the leach pads are reconciled by comparing the grades of ore placed on pads to the quantities of metal actually recovered (metallurgical balancing), the nature of the leaching process inherently limits the ability to precisely monitor inventory levels. As a result, the metallurgical balancing process is constantly monitored and estimates are refined based on actual results over time. Historically, the Company’s operating results have not been materially impacted by variations between the estimated and actual recoverable quantities of ore on its leach pads. Variations between actual and estimated quantities resulting from changes in assumptions and estimates that do not result in write-downs to net realizable value are accounted for on a prospective basis.

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

Revenue Recognition

Revenue is recognized, net of treatment and refining charges, from a sale when persuasive evidence of an arrangement exists, the price is determinable, the product has been delivered, risk and the title has been transferred to the customer and collection of the sales price is reasonably assured. Revenues from by-product sales are credited to Costs applicable to sales as a by-product credit.

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

Newmont’s operations are in multiple jurisdictions where uncertainties arise in the application of complex tax regulations. Some of these tax regimes are defined by contractual agreements with the local government, while others are defined by general tax laws and regulations. Newmont and its subsidiaries are subject to reviews of its income tax filings and other tax payments, and disputes can arise with the taxing authorities over the interpretation of its contracts or laws. The Company recognizes potential liabilities and records tax liabilities for anticipated tax audit issues in the U.S. and other tax jurisdictions based on its estimate of whether, and the extent to which, additional taxes will be due. The Company adjusts these reserves in light of changing facts and circumstances; however, due to the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from the Company’s current estimate of the tax liabilities. If the Company’s estimate of tax liabilities proves to be less than the ultimate assessment, an additional charge to expense would result. If the estimate of tax liabilities proves to be greater than the ultimate assessment, a tax benefit would result. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits in Income and mining tax benefit (expense). In certain jurisdictions, Newmont must pay a portion of the disputed amount to the local government in order to formally appeal the assessment. Such payment is recorded as a receivable if Newmont believes the amount is collectible.

Valuation of Deferred Tax Assets

The Company’s deferred income tax assets include certain future tax benefits. The Company records a valuation allowance against any portion of those deferred income tax assets when it believes, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred income tax asset will not be realized. The Company reviews the likelihood that it will realize the benefit of its deferred tax assets and therefore the need for valuation allowances on a quarterly basis, or more frequently if events indicate that a review is required. In determining the requirement for a valuation allowance, the historical and projected financial results of the legal entity or consolidated group recording the net deferred tax asset is considered, along with all other available positive and negative evidence.

Certain categories of evidence carry more weight in the analysis than others based upon the extent to which the evidence may be objectively verified. The Company looks to the nature and severity of cumulative pretax losses (if any) in the current three-year period ending on the evaluation date and the existence and frequency of prior cumulative pretax losses. Other factors considered in the determination of the probability of the realization of the deferred tax assets include, but are not limited to:

•	Earnings history;

•	Projected future financial and taxable income based upon existing reserves; and long-term estimates of commodity prices

•	The duration of statutory carry forward periods

•	Prudent and feasible tax planning strategies readily available that may alter the timing of reversal of the temporary difference

•	Nature of temporary differences and predictability of reversal patterns of existing temporary differences; and

•	The sensitivity of future forecasted results to commodity prices and other factors.

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions, except per share, per ounce and per pound amounts)

Concluding that a valuation allowance is not required is difficult when there is significant negative evidence which is objective and verifiable, such as cumulative losses in recent years. The Company utilizes a rolling twelve quarters of pre-tax income or loss as a measure of its cumulative results in recent years. However, a cumulative three year loss is not solely determinative of the need for a valuation allowance. The Company also considers all other available positive and negative evidence in its analysis.

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

Future remediation costs for inactive mines are accrued based on management’s best estimate at the end of each period of the costs expected to be incurred at a site. Such cost estimates include, where applicable, ongoing care, maintenance and monitoring costs. Changes in estimates at inactive mines are reflected in earnings in the period an estimate is revised. Water treatment costs included in environmental remediation obligations are discounted to their present value as cash flows are readily estimable. All other costs of future expenditures for environmental remediation obligations are not discounted to their present value.

Foreign Currency

The functional currency for the majority of the Company’s operations, including the Australian operations, is the U.S. dollar. All monetary assets and liabilities where the functional currency is the U.S. dollar are translated at current exchange rates and the resulting adjustments are included in Other income, net. All assets and liabilities recorded in functional currencies other than U.S. dollars are translated at current exchange rates and the resulting adjustments are charged or credited directly to Accumulated other comprehensive income (loss) in Total equity. Revenues and expenses in foreign currencies are translated at the weighted-average exchange rates for the period. The gain/loss on foreign currency rates on cash holdings in foreign currencies is included in Effect of exchange rate changes on cash in the Company’s Statements of Consolidated Cash Flows.

Derivative Instruments

Newmont has forward contracts designated as cash flow hedges in place to hedge against changes in foreign exchanges rates and diesel prices. The fair value of derivative contracts qualifying as cash flow hedges are reflected as assets or liabilities in the balance sheet. To the extent these hedges are effective in offsetting forecasted cash flows from production costs (the “effective portion”), changes in fair value are deferred in Accumulated other comprehensive income (loss). Amounts deferred in Accumulated other comprehensive income (loss) are reclassified to income when the hedged transaction has occurred. The ineffective portion of the change in the fair value of the derivative is recorded in Other income, net in each period. Cash transactions related to the Company’s derivative contracts accounted for as hedges are classified in the same category as the item being hedged in the statement of cash flows.

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

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions, except per share, per ounce and per pound amounts)

Newmont assesses the effectiveness of the derivative contracts using either regression analysis or the dollar offset approach, both retrospectively and prospectively, to determine whether the hedging instruments have been highly effective in offsetting changes in the fair value of the hedged items. The Company also assesses whether the hedging instruments are expected to be highly effective in the future. If a hedging instrument is not expected to be highly effective, the Company will stop hedge accounting prospectively. In those instances, the gains or losses remain in Accumulated other comprehensive income (loss) until the hedged item affects earnings.

Stock-Based Compensation

The Company records stock based compensation awards exchanged for employee services at fair value on the date of the grant and expenses the awards in the consolidated statement of operations over the requisite employee service period. Stock based compensation expense includes an estimate for forfeitures. The fair value of stock options is determined using the Black-Scholes valuation model. The fair value of restricted stock units (“RSUs”) is based on the Newmont stock price on the date of grant. The fair value of performance leverage stock units (“PSUs”) is determined using a Monte Carlo simulation model. Stock based compensation expense related to awards with a market or performance condition is generally recognized over the vesting period of the award utilizing the graded vesting method, while all other awards are recognized on a straight-line basis. The Company's estimates may be impacted by certain variables including, but not limited to, stock price volatility, employee stock option exercise behaviors, additional stock option grants, estimates of forfeitures, the Company's performance, and related tax impacts.

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

Recently Adopted Accounting Pronouncements

Deferred Income Taxes

In November 2015, the Financial Accounting Services Board issued Accounting Standards Update (“ASU”) guidance related to the presentation of deferred income taxes in the statement of financial position by requiring that deferred tax liabilities and assets be classified as noncurrent. The update is effective in fiscal years, including interim periods beginning on or after December 15, 2016. The Company early adopted this guidance prospectively as of

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions, except per share, per ounce and per pound amounts)

December 31, 2015, which has been reflected in the Consolidated Balance Sheets. Prior periods were not retrospectively adjusted.

Business combinations

In September 2015, ASU guidance was issued related to accounting for measurement-period adjustments in a business combination. This update simplifies the measurement-period adjustments by requiring that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined, and not retrospectively. This update also requires the separate presentation on the face of the statement of income, or disclosure in the notes to the financial statements, the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. The Company early adopted this guidance prospectively as of September 30, 2015. As applicable, adoption of the new guidance has impacted the accounting for business acquisitions as discussed in Note 3.

Stock-based compensation

In June 2014, ASU guidance was issued to resolve the diversity of practice relating to the accounting for stock-based performance awards for which the performance target could be achieved after the employee completes the required service period. Adoption of the new guidance, effective for the fiscal year beginning January 1, 2015, had no impact on the Consolidated Balance Sheets or Statements of Operations or Cash Flows.

Recently Issued Accounting Pronouncements

Inventory

In July 2015, ASU guidance was issued related to inventory simplifying the subsequent measurement of inventories by replacing the lower of cost or market test with a lower of cost and net realizable value test. The update is effective in fiscal years, including interim periods, beginning after December 15, 2016, and early adoption is permitted. The Company is currently evaluating this guidance and the impact it will have on the Consolidated Balance Sheets or Statements of Operations or Cash Flows.

Employee benefit plan accounting

In July 2015, ASU guidance was issued related to defined benefit pension plans, defined contribution pension plans, and health and welfare benefit plans. This update designates contract value as the only required measure for fully benefit-responsive investment contracts, simplifies and makes more effective the investment disclosure requirements for employee benefit plans, and provides a simplified method for determining the measurement date for employee benefit plans. The update is effective in fiscal years, including interim periods, beginning after December 15, 2015, and early adoption is permitted. The Company is currently evaluating this guidance and the impact it will have on the Consolidated Balance Sheets or Statements of Operations or Cash Flows.

Fair value measurement

In May 2015, ASU guidance was issued related to investments for which fair value is measured, or are eligible to be measured, using the net asset value per share practical expedient. This update removes the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share practical expedient. The amendment also removes certain disclosure requirements for these investments. This update will impact the disclosure related to pension plan assets measured at fair value. The update is effective in fiscal years,

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions, except per share, per ounce and per pound amounts)

including interim periods, beginning after December 15, 2015, and early adoption is permitted. The guidance will have no impact on the Consolidated Balance Sheets or Statements of Operations or Cash Flows.

Debt issuance costs

In April 2015, and further amended in August 2015, ASU guidance was issued related to debt issuance costs. This update simplifies the presentation of debt issuance costs by requiring debt issuance costs to be presented as a deduction from the corresponding debt liability. The update is effective in fiscal years, including interim periods, beginning after December 15, 2015. The Company is currently evaluating this guidance and the impact to Other assets and Debt on the Consolidated Balance Sheets.

Consolidations

In February 2015, ASU guidance was issued related to consolidations. This update makes some targeted changes to current consolidation guidance and impacts both the voting and the variable interest consolidation models. In particular, the update will change how companies determine whether limited partnerships or similar entities are variable interest entities. The update is effective in fiscal years, including interim periods, beginning after December 15, 2015, and early adoption is permitted. We currently consolidate certain variable interest entities, and we do not expect the updated guidance to have an impact on the Consolidated Balance Sheets or Statements of Operations or Cash Flows.

Revenue recognition

In May 2014, ASU guidance was issued related to revenue from contracts with customers. The new standard provides a five-step approach to be applied to all contracts with customers and also requires expanded disclosures about revenue recognition. In August 2015, the effective date was deferred to reporting periods, including interim periods, beginning after December 15, 2017, and will be applied retrospectively. Early adoption is not permitted. The Company is currently evaluating this guidance and the impact it will have on the Consolidated Balance Sheets or Statements of Operations or Cash Flows.

NOTE 3    BUSINESS ACQUISITION

On June 8, 2015, the Company announced an agreement with AngloGold Ashanti Limited to acquire 100% ownership in the Cripple Creek &Victor (“CC&V”) gold mining business in Colorado. CC&V is a surface mine with heap leach operations that provides ore to a crusher and a leach facility. During 2015, the Company received $675 in net proceeds from a common stock issuance. Newmont used the proceeds, supplemented with cash from the Company’s balance sheet, to fund the acquisition. On August 3, 2015, the Company completed the acquisition of CC&V for $821, plus a 2.5% net smelter return royalty on future gold production from underground ore which has no fair value at the acquisition date. In connection with the acquisition, the Company incurred acquisition costs of $12 for the year ended December 31, 2015, which was recorded in Other expense, net.

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

In accordance with the acquisition method of accounting, the purchase price of CC&V has been allocated to the acquired assets and assumed liabilities based on their estimated fair values on the acquisition date. The fair value estimates were based on, but not limited to quoted market prices, where available; expected future cash flows based on estimated reserve quantities; costs to produce and develop reserves; current replacement cost for similar capacity for certain fixed assets; and appropriate discount rates and growth rates. The excess of the total consideration over the estimated fair value of the amounts initially assigned to the identifiable acquired assets and liabilities assumed has been recorded as mineral interest.

The final valuation of acquired assets and liabilities assumed is not complete and the net adjustments to those values may result in changes to mineral interest and other carrying amounts initially assigned to the assets or liabilities based on the preliminary fair value analysis. The principal remaining items to be valued are stockpile and leach pad inventory values, which will be finalized as management monitors actual versus forecasted leach pad and mill performance for both recoveries and costs.

During the fourth quarter of 2015, the Company revised the preliminary allocation of the purchase price, which resulted in an increase to current and non-current Stockpiles and ore on leach pads of $17 and $44, respectively, and a decrease to Property, plant and mine development, net, of $61. The Company expects these final valuations and assessments to be completed in the first half of 2016.

The following table summarizes the preliminary purchase price allocation for CC&V:

Assets:
Cash and cash equivalents	$2
Inventories	15
Stockpiles and ore on leach pads	75
Other current assets	1
Current assets	93
Property, plant and mine development, net	671
Stockpiles and ore on leach pads	175
Total assets	$939

Liabilities:
Debt	$3
Accounts payable	28
Employee-related benefits	2
Other current liabilities	12
Current liabilities	45
Debt	10
Reclamation and remediation liabilities	63
Total liabilities	$118

Net assets acquired	$821

NOTE 4     SEGMENT INFORMATION

The Company has organized its operations into four geographic regions. The geographic regions include North America, South America, Asia Pacific and Africa and represent the Company’s operating segments. The operating results of these operating segments are reviewed by the Company’s chief operating decision maker to make decisions about resources to be allocated to the segments and assess their performance. As a result, these operating segments

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions, except per share, per ounce and per pound amounts)

represent the Company’s reportable segments. Notwithstanding this structure, the Company internally reports information on a mine-by-mine basis for each mining operation and have chosen to disclose this information on the following tables. Pre-Tax Income (Loss) from reportable segments does not reflect general corporate expenses, interest (except project-specific interest) or income and mining taxes (except for equity investments). Intercompany revenue and expense amounts and deferred tax assets have been eliminated within each segment in order to report on the basis that management uses internally for evaluating segment performance. Newmont’s business activities that are not considered operating segments are included in Corporate and Other and are not required to be included in this footnote are provided for reconciliation purposes. The financial information relating to the Company’s segments is as follows:

				Advanced
		Costs	Depreciation	Projects, Research	Pre‑Tax
		Applicable	and	and Development	Income	Total	Capital
	Sales	to Sales	Amortization	and Exploration	(Loss)	Assets	Expenditures(1)
Year Ended December 31, 2015
Carlin	$1,027	$788	$198	$16	$12	$2,240	$270
Phoenix:
Gold	221	163	42
Copper	109	91	21
Total Phoenix	330	254	63	3	(12)	1,002	25
Twin Creeks	551	246	51	8	240	1,141	48
CC&V (2)	91	44	19	3	23	1,043	66
Other North America	—	—	1	30	(14)	1,714	136
North America	1,999	1,332	332	60	249	7,140	545

Yanacocha	1,070	555	320	37	40	2,628	100
Other South America	—	—	14	46	(66)	1,688	—
South America	1,070	555	334	83	(26)	4,316	100

Boddington:
Gold	910	569	113
Copper	171	140	26
Total Boddington	1,081	709	139	3	222	2,066	58
Tanami	504	223	82	7	192	539	98
Waihi (3)	136	54	14	3	59	—	12
Kalgoorlie	360	272	21	3	65	391	21
Batu Hijau:
Gold	669	274	52
Copper	975	484	85
Total Batu Hijau	1,644	758	137	7	671	3,481	98
Other Asia Pacific	—	—	16	5	(46)	71	5
Asia Pacific	3,725	2,016	409	28	1,163	6,548	292

Ahafo	387	204	53	24	74	1,752	92
Akyem	548	205	96	8	227	1,241	45
Other Africa	—	—	—	2	(13)	2	—
Africa	935	409	149	34	288	2,995	137

Corporate and Other (4)	—	—	15	84	(708)	4,183	394
Consolidated	$7,729	$4,312	$1,239	$289	$966	$25,182	$1,468

(1)	Includes an increase in accrued capital expenditures of $67; consolidated capital expenditures on a cash basis were $1,401.
(2)	The Company acquired the CC&V gold mining business on August 3, 2015.
(3)	On October 29, 2015, the Company sold the Waihi gold mine in New Zealand to OceanaGold Corporation for total cash proceeds of $102.
(4)	Corporate and Other includes the Merian Project.

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions, except per share, per ounce and per pound amounts)

				Advanced
		Costs	Depreciation	Projects, Research	Pre‑Tax
		Applicable	and	and Development	Income	Total	Capital
	Sales	to Sales	Amortization	and Exploration	(Loss)	Assets	Expenditures(1)
Year Ended December 31, 2014
Carlin	$1,143	$795	$162	$22	$147	$2,147	$251
Phoenix:
Gold	271	160	35
Copper	134	108	18
Total Phoenix	405	268	53	6	65	1,040	32
Twin Creeks	509	207	43	5	295	1,110	112
La Herradura (2)	152	89	29	12	54	—	23
Other North America	—	—	—	25	(16)	1,596	23
North America	2,209	1,359	287	70	545	5,893	441

Yanacocha	1,210	663	338	32	89	2,795	83
Other South America	—	—	—	41	(57)	1,708	37
South America	1,210	663	338	73	32	4,503	120

Boddington:
Gold	867	585	104
Copper	173	158	25
Total Boddington	1,040	743	129	—	167	2,271	87
Tanami	437	251	72	10	104	530	90
Jundee (3)	181	85	34	1	83	—	15
Waihi	167	76	24	7	58	123	20
Kalgoorlie	409	284	18	5	105	418	33
Batu Hijau:
Gold	80	81	20
Copper	393	494	121
Total Batu Hijau	473	575	141	3	(315)	3,107	59
Other Asia Pacific	—	—	17	5	(77)	150	6
Asia Pacific	2,707	2,014	435	31	125	6,599	310

Ahafo	569	249	62	27	221	1,755	104
Akyem	597	172	86	—	323	1,300	26
Other Africa	—	—	—	8	(14)	2	—
Africa	1,166	421	148	35	530	3,057	130

Corporate and Other (4)	—	—	21	116	(726)	4,864	98
Consolidated	$7,292	$4,457	$1,229	$325	$506	$24,916	$1,099

(1)	Includes a decrease in accrued capital expenditures of $11; consolidated capital expenditures on a cash basis were $1,110.
(2)	On October 6, 2014, the Company sold its 44% interest in La Herradura.
(3)	On July 1, 2014, the Company sold the Jundee mine.
(4)	Corporate and Other includes the Merian Project.

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions, except per share, per ounce and per pound amounts)

				Advanced
		Costs	Depreciation	Projects, Research	Pre‑Tax
		Applicable	and	and Development	Income	Total	Capital
	Sales	to Sales	Amortization	and Exploration	(Loss) (1)	Assets	Expenditures(2)
Year Ended December 31, 2013
Carlin	$1,390	$767	$142	$34	$440	$2,140	$238
Phoenix:
Gold	295	164	32
Copper	92	52	11
Total Phoenix	387	216	43	10	101	1,022	121
Twin Creeks	728	273	80	7	364	1,131	68
La Herradura	258	177	34	42	5	434	103
Other North America	—	—	—	42	(2,131)	1,541	26
North America	2,763	1,433	299	135	(1,221)	6,268	556

Yanacocha	1,458	684	333	41	292	2,797	178
Other South America	—	—	1	34	(32)	1,731	193
South America	1,458	684	334	75	260	4,528	371

Boddington:
Gold	1,038	805	165
Copper	211	195	37
Total Boddington	1,249	1,000	202	1	(2,056)	2,209	113
Tanami	449	270	81	11	(33)	518	93
Jundee	398	206	80	7	106	140	45
Waihi	157	103	31	5	15	127	11
Kalgoorlie	460	342	23	3	96	375	19
Batu Hijau:
Gold	57	107	22
Copper	466	815	163
Total Batu Hijau	523	922	185	14	(658)	3,424	105
Other Asia Pacific	—	—	14	13	(37)	139	5
Asia Pacific	3,236	2,843	616	54	(2,567)	6,932	391

Ahafo	793	307	78	51	344	1,628	170
Akyem	164	32	13	8	105	1,260	240
Other Africa	—	—	—	9	(14)	1	—
Africa	957	339	91	68	435	2,889	410

Corporate and Other (3)	—	—	22	137	(513)	3,990	84
Consolidated	$8,414	$5,299	$1,362	$469	$(3,606)	$24,607	$1,812

(1)	Includes impairments of long-lived assets of $2,082 for Long Canyon in Nevada and $2,138 for Boddington in Australia.
(2)	Accrual basis includes a decrease in accrued capital expenditures of $88 consolidated capital expenditures on a cash basis were $1,900.
(3)	Corporate and Other includes the Merian Project.

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions, except per share, per ounce and per pound amounts)

Revenues from sales attributed to countries based on the customer’s location were as follows:

	Years Ended December 31,
	2015	2014	2013
United Kingdom	$4,954	$5,542	$6,373
Japan	758	273	376
Korea	660	315	360
Philippines	543	290	242
Indonesia	250	195	130
Germany	231	196	324
Mexico	—	152	258
Other	333	329	351
	$7,729	$7,292	$8,414

As gold can be sold through numerous gold market traders worldwide, the Company is not economically dependent on a limited number of customers for the sale of its product. In 2015, 2014 and 2013, sales to Bank of Nova Scotia were $1,074 (14%), $1,514 (23%) and $1,787 (23%), respectively, of total gold sales. In 2015, the Company had sales to Credit Agricole Corporate and Investment that totaled $762 (10%) of total gold sales. In 2014 and 2013, the Company had sales to Barclays that totaled $1,098 (17%) and $1,338 (17%) of total gold sales.

The Company sells copper predominantly in the form of copper concentrates which are sold directly to smelters located in Asia and to a lesser extent North America and Europe. The copper concentrates are sold under long-term supply contracts with processing fees based on the demand for these concentrates in the global market place. In Nevada, the Company produces copper cathode which is sold to one customer in the North American market.

Long-lived assets, excluding deferred tax assets, investments and restricted cash, were as follows:

	At December 31,
	2015	2014
United States	$6,651	$5,596
Peru	2,980	3,315
Australia	2,739	2,800
Ghana	2,526	2,524
Indonesia	2,446	2,636
Suriname	614	246
Other	6	109
	$17,962	$17,226

NOTE 5    RECLAMATION AND REMEDIATION

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

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions, except per share, per ounce and per pound amounts)

The Company’s Reclamation and remediation expense consisted of:

	Years Ended December 31,
	2015	2014	2013
Reclamation	$5	$19	$(4)
Reclamation Accretion	87	76	66
	92	95	62

Remediation	170	55	15
Remediation Accretion	4	4	4
	174	59	19
	$266	$154	$81

Reclamation expense decreased in 2015 compared to 2014, primarily due to delay in estimated spend to future periods at Yanacocha compared to previous estimates. Reclamation expense increased in 2014 compared to 2013, due to higher estimated unit costs at Nevada operations and increased water treatment costs at Yanacocha.

Remediation expense increased in 2015, primarily due to increased costs from revised estimates to the remediation plan of the Midnite Mine in Washington State. Refer to Note 30 for further information regarding the Midnite Mine. Remediation expense increased in 2014, primarily due to additional costs related to EPA oversight and interim actions associated with the design of the Midnite Mine remedy, as well as increased costs resulting from a settlement with the State of California for the Empire Mine remediation.

The following is a reconciliation of Reclamation and remediation liabilities:

	Reclamation	Remediation	Total
Balance at January 1, 2014	$1,432	$179	$1,611
Additions, changes in estimates and other	79	52	131
Acquisitions and divestitures	(63)	—	(63)
Payments and other	(27)	(43)	(70)
Accretion expense	76	4	80
Balance December 31, 2014	1,497	192	1,689
Additions, changes in estimates and other	(36)	163	127
Acquisitions and divestitures	32	—	32
Payments and other	(27)	(41)	(68)
Accretion expense	87	4	91
Balance December 31, 2015	$1,553	$318	$1,871

The current portion of reclamation was $37 and $42 at December 31, 2015 and 2014, respectively, and is included in Other current liabilities. The current portion of remediation was $34 and $41 at December 31, 2015 and 2014, respectively, and is included in Other current liabilities. At December 31, 2015 and 2014, $1,553 and $1,497, respectively, were accrued for reclamation obligations relating to operating properties. In addition, the Company is involved in several matters concerning environmental remediation obligations associated with former, primarily historic, mining activities. Generally, these matters concern developing and implementing remediation plans at the various sites involved. At December 31, 2015 and 2014, $318 and $192, respectively, were accrued for such environmental remediation obligations. As of December 31, 2015 and 2014, environmental remediation liabilities for historic mining operations were reduced by $60 and $58, respectively, as a result of discounting water treatment costs using discount rates ranging between 2.0% and 6.6% and between 0.8% and 6.2%, respectively.

Changes in estimates, net of additions, reduced the reclamation obligations by $36 in 2015, due to decreases at Boddington resulting from updated remediation plans, the derecognition of obligations related to the Hope Bay Project from the deconsolidation of TMAC, and lower equipment and water costs at Nevada operations, partially offset by

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions, except per share, per ounce and per pound amounts)

higher water treatment costs at Batu Hijau and an updated expected footprint at Akyem due to ongoing mining. The reclamation obligations in 2014 included additions of $79 for currently or recently producing properties related to higher unit costs at Nevada operations, additional haulage volumes and rates at Kalgoorlie Consolidated Gold Mine Pty Ltd. (“KCGM”) and increased water treatment costs at Yanacocha.

Additions of $163 in 2015 for remediation obligations were primarily related to revised estimates to the remediation plan of the Midnite Mine. Additions of $52 in 2014 for remediation obligations were primarily related to additional water management, surface reclamation and EPA oversight costs at various historic mining sites.

Acquisitions and divestitures, net increased reclamation obligations $32 in 2015, primarily due to acquisition of CC&V which added $63, partially offset by the divestment of Waihi. Refer to Note 3 for more information on the CC&V acquisition. Acquisitions and divestitures, net decreased reclamation obligations $63 in 2014, due to the divestment of the Jundee, La Herradura and Midas operations, which had obligations of $39, $16 and $8, respectively.

Cash expected to be used in the next 12 months that is legally restricted for purposes of settling asset retirement obligations was $15 at December 31, 2015, and related to the Batu Hijau mine in Asia Pacific. There was no short-term restricted cash for settling asset retirement obligations at December 31, 2014. Short-term restricted cash is included in Other current assets. Long-term restricted cash held for purposes of settling asset retirement obligations was $65 and $67, at December 31, 2015 and 2014, respectively. Of the amount in 2015, $43 is related to the Midnite Mine in Washington State, $13 is related to the Ahafo and Akyem mines in Ghana, Africa, and $9 is related to the Con mine in Yellowknife, NWT, Canada. Of the amount in 2014, $43 is related to the Midnite Mine in Washington State, $14 is related to the Ahafo and Akyem mines in Ghana, Africa and $10 is related to the Con mine in Yellowknife, NWT, Canada.

Included in Investments at December 31, 2015 and 2014, are $20 and $19 of long-term equity securities, respectively, which are legally pledged for purposes of settling reclamation and remediation obligations related to the San Jose Reservoir in Yanacocha and for various locations in Nevada.

NOTE 6    IMPAIRMENT OF LONG-LIVED ASSETS

	Years Ended December 31,
	2015	2014	2013
Property, plant and mine development
North America	$—	$5	$2,082
South America	—	13	8
Asia Pacific	—	—	2,175
Africa	2	—	—
Corporate and Other	6	8	—
	8	26	4,265
Other long-term assets
South America	44	—	—
Africa	4	—	—
Asia Pacific	—	—	87
	48	—	87
	$56	$26	$4,352

Impairment of long-lived assets totaled $56, $26 and $4,352 in 2015, 2014 and 2013, respectively. The 2015 impairments were primarily related to assets in South America which were no longer recoverable due to lower projected income, non-essential equipment unrelated to operations at Corporate and Other and an intangible asset at Ahafo in Africa.

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions, except per share, per ounce and per pound amounts)

The 2014 impairments were primarily related to non-essential equipment at Carlin and Phoenix in North America, Corporate and Other and South America, specifically for certain assets at Conga that have been sold.

The 2013 impairments were primarily related to assets at Boddington in Asia Pacific for $2,138 and Long Canyon in North America for $2,082 resulting from a decrease in the Company’s long-term gold and copper price assumptions combined with rising operating costs. Goodwill was included in the Company’s impairment analysis in 2013 due to these conditions. As a result, the Company recorded an impairment of $56 at Tanami in Asia Pacific.

NOTE 7     OTHER EXPENSE, NET

	Years Ended December 31,
	2015	2014	2013
Regional administration	$64	$59	$59
Community development	38	47	84
Restructuring and other	34	40	67
Ghana Investment Agreement	27	—	—
Transaction/Acquisition costs	19	—	27
Western Australia power plant	10	13	19
Other	29	46	44
	$221	$205	$300

NOTE 8     OTHER INCOME, NET

	Years Ended December 31,
	2015	2014	2013
Gain (loss) on asset and investment sales, net	$118	$126	$286
Gain on deconsolidation of TMAC	76	—	—
Foreign currency exchange, net	23	3	59
Refinery income, net	9	26	32
Dividends	4	—	35
Impairment of investments	(115)	(21)	(105)
Other	13	23	42
	$128	$157	$349

NOTE 9     INCOME AND MINING TAXES

The Company’s Income and mining tax benefit (expense) consisted of:

	Years Ended December 31,
	2015	2014	2013
Current:
United States	$17	$(43)	$(129)
Foreign	(344)	(239)	(372)
	(327)	(282)	(501)
Deferred:
United States	41	167	805
Foreign	(358)	(18)	451
	(317)	149	1,256
	$(644)	$(133)	$755

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions, except per share, per ounce and per pound amounts)

The Company’s Income (loss) before income and mining tax and other items consisted of:

	Years Ended December 31,
	2015	2014	2013
United States	$(279)	$41	$(1,625)
Foreign	1,245	465	(1,981)
	$966	$506	$(3,606)

The Company’s income and mining tax benefit (expense) differed from the amounts computed by applying the United States statutory corporate income tax rate for the following reasons:

	Years Ended December 31,
	2015		2014		2013
Income (loss) before income and mining tax and other items		$966		$506		$(3,606)

Tax at statutory rate	35%	$(338)	35%	$(177)	35%	$1,262
Reconciling items:
Percentage depletion	(6)%	56	(24)%	122	4%	134
Change in valuation allowance on deferred tax assets	16%	(155)	2%	(10)	(19)%	(665)
Mining and other taxes	6%	(58)	7%	(34)	(1)%	(45)
U.S. tax effect of minority interest attributable to non-U.S. investees	12%	(120)	5%	(25)	0%	10
Other	3%	(29)	1%	(9)	2%	59
Income and mining tax benefit (expense)	66%	$(644)	26%	$(133)	21%	$755

Factors that Significantly Impact Effective Tax Rate

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

A valuation allowance is provided for those deferred income tax assets for which it is more likely than not that the related benefits will not be realized. In determining the amount of the valuation allowance, we consider estimated future taxable income as well as feasible tax planning strategies in each jurisdiction. If we determine that we will not realize all or a portion of our deferred income tax assets, we will increase our valuation allowance. Conversely, if we determine that we will ultimately be able to realize all or a portion of the related benefits for which a valuation allowance has been provided, all or a portion of the related valuation allowance will be reduced.

The Company reviews the measurement of its deferred tax assets at each balance sheet date. On the basis of available information at December 31, 2015, the Company has provided a valuation allowance for certain of its deferred tax assets where the Company believes it is more likely than not that some portion or all of such assets will not be realized. The valuation allowance totaled $2,987 at December 31, 2015, and $2,817 at December 31, 2014. The overall valuation allowance increased $170 during 2015. This increase is reflected in the Company’s effective tax rate to the extent it relates to U.S. foreign tax credits, U.S. alternative minimum tax credits, U.S. capital losses, and long-term stockpile write-downs in Indonesia. Changes in valuation allowance for other items such as depreciation in marketable securities are reflected in Other comprehensive income (loss). Other net increases, such as those that relate to Australian asset impairments and Australian net operating losses have no impact on the Consolidated Financial Statements due to the tax accounting treatment of non-U.S. entities that are disregarded for U.S. income tax purposes.

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions, except per share, per ounce and per pound amounts)

Mining taxes in Nevada, Peru and Australia represent state and provincial taxes levied on mining operations and are classified as income taxes; as such taxes are based on a percentage of mining profits.

The Company consolidates certain subsidiaries of which it does not own 100% of the outstanding equity. However, for tax purposes, the Company is only responsible for the income taxes on the portion of the taxable earnings attributable to its ownership interest of each consolidated entity. There was a valuation allowance placed on the net deferred tax assets of MYSRL, the Company’s partially owned subsidiary in Peru. The increase of the tax effect of minority interest is a result of this valuation allowance.

Components of the Company's deferred income tax assets (liabilities) are as follows:

	At December 31,
	2015	2014
Deferred income tax assets:
Property, plant and mine development	$740	$1,153
Inventory	398	367
Reclamation and remediation	436	420
Net operating losses, capital losses and tax credits	1,743	1,722
Investment in partnerships and subsidiaries	550	340
Employee-related benefits	365	342
Derivative instruments and unrealized loss on investments	371	378
Other	251	173
	4,854	4,895
Valuation allowances	(2,987)	(2,817)
	$1,867	$2,078
Deferred income tax liabilities:
Property, plant and mine development	$(772)	$(695)
Reclamation and remediation	(203)	—
Net undistributed earnings of subsidiaries	—	(4)
Other	(14)	(137)
	(989)	(836)
Net deferred income tax assets (liabilities)	$878	$1,242

These amounts reflect the classification and presentation that is reported for each tax jurisdiction in which the Company operates.

Net deferred income tax assets and liabilities consist of:

	At December 31,
	2015	2014
Current deferred income tax assets	$—	$240
Long-term deferred income tax assets	1,718	1,790
Current deferred income tax liabilities	—	(132)
Long-term deferred income tax liabilities	(840)	(656)
	$878	$1,242

Company’s Unrecognized Tax Benefits

At December 31, 2015, 2014 and 2013, the Company had $62, $394 and $320 of total gross unrecognized tax benefits, respectively. The reduction to the unrecognized tax benefits in 2015 is a result of the settlement of previously open tax years in the United States. The settlement of $302 in 2015 utilized the Company’s foreign tax credits and did

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions, except per share, per ounce and per pound amounts)

not result in a cash payment. A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows:

	2015	2014	2013
Total amount of gross unrecognized tax benefits at beginning of year	$394	$320	$391
Additions for tax positions of prior years	(24)	98	19
Reductions due to settlements with taxing authorities	(302)	(10)	(75)
Reductions due to lapse of statute of limitations	(6)	(14)	(15)
Total amount of gross unrecognized tax benefits at end of year	$62	$394	$320

At December 31, 2015, 2014 and 2013, $35, $91 and $77, respectively, represent the amount of unrecognized tax benefits that, if recognized, would impact the Company’s effective income tax rate.

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

PTNNT, the Company’s partially owned subsidiary in Indonesia, carries income tax receivables associated with disputed tax amounts totaling $213 for 2008 through 2014 tax years. The Company has paid all amounts in full, including penalties. These payments were necessary to preserve the Company’s right to dispute these assessments. PTNNT is vigorously defending its positions through all available processes and, based on prior experience, believes it will prevail and amounts are collectible.

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. Federal, state and local, and non-U.S. income tax examinations by tax authorities for years before 2005. As a result of (i) statute of limitations that will begin to expire within the next 12 months in various jurisdictions, and (ii) possible settlements of audit-related issues with taxing authorities in various jurisdictions with respect to which none of the issues are individually significant, the Company believes that it is reasonably possible that the total amount of its unrecognized income tax liability will decrease between $55 to $60 in the next 12 months.

The Company’s practice is to recognize interest and/or penalties related to unrecognized tax benefits as part of its income and mining tax expense. At December 31, 2015 and 2014, the total amount of accrued income-tax-related interest and penalties included in the Consolidated Balance Sheets was $16 and $17, respectively. During 2015, 2014, and 2013 the Company released $1, accrued an additional $5, and released $2 of interest and penalties, respectively, through the Statements of Consolidated Income.

Valuation of Deferred Tax Assets

In the United States and Australia, the Company's analysis indicates that it has encountered cumulative three year historical losses as a result of significant 2013 write-downs to assets at Boddington and Long Canyon. These write-downs were triggered by a decrease in the Company’s long-term gold and copper price assumptions combined with rising operating costs. However, a cumulative three year loss is not solely determinative of the need for a valuation allowance. The Company also considers all other available positive and negative evidence in its analysis. This analysis, which incorporated the Company’s recent earnings history and forecasted future results, driven by its existing reserves and the Company’s forecast long-term commodity prices, points to the full realization of those deferred tax assets not previously subject to a

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions, except per share, per ounce and per pound amounts)

valuation allowance. In addition, the Company expects a return back to a cumulative profit position in 2016. As a result, the Company believes it is more likely than not that the net deferred tax assets that do not currently carry a valuation allowance in the United States and Australia will be fully realized in the future. Accordingly, the Company has not placed a valuation allowance related to those net deferred tax assets.

A similar analysis was conducted in Peru. Based upon the same factors above and the declining production profile in Peru, the Company believes it is more likely than not that the net deferred tax assets in Peru will not be realized in the future. Accordingly, the Company recorded a full valuation allowance of $188 on these assets at December 31, 2015.

No corresponding deferred income tax benefit is recognized with respect to losses incurred and no corresponding deferred income tax expense is recognized with respect to earnings generated in jurisdictions with a valuation allowance. This causes variability in the Company's effective tax rate. The Company intends to maintain the valuation allowance in Peru until it determines that it is more likely than not that the net deferred tax assets will be realized. If Peruvian operating results improve on a sustained basis, or if certain tax planning strategies are implemented, conclusions could change, possibly resulting in a future decrease of the valuation allowance. This could have a significant impact on income tax expense in the period the valuation allowance is decreased and subsequent periods.

The Company determined that the realization of deferred tax assets related to certain carry forwards such as tax losses and tax pools in Canada, capital losses in the U.S. and Australia and foreign tax credits and alternative minimum tax credits in the U.S., does not meet the more likely than not standard. Accordingly, these assets continue to be subject to a valuation allowance. At December 31, 2015, the valuation allowance related to these assets was $2,542. Realization is dependent not only on generating sufficient taxable income in the period that net deferred tax assets reverse but also on the character/classification of that income.

Refer to Note 2 for additional risk factors that could impact the Company’s ability to realize the deferred tax assets.

Tax Loss Carryforwards, Foreign Tax Credits, and AMT Credits

At December 31, 2015 and 2014, the Company had (i) $1,086 and $1,096 of net operating loss carry forwards, respectively; and (ii) $524 and $420 of tax credit carry forwards, respectively. At December 31, 2015 and 2014, $432 and $547, respectively, of net operating loss carry forwards are attributable to operations in Australia and France for which current tax law provides no expiration period. The remaining net operating loss carry forwards attributable to the U.S., Indonesia and Canada will expire by 2035, 2022 and 2035 respectively. Valuation allowances have been recorded on net operating loss carry forwards where the Company believes, based on the available evidence, it is more likely than not that the net operating losses will not be realized.

Tax credit carry forwards for 2015 and 2014 of $433 and $287 consist of foreign tax credits available in the United States; substantially all such credits not utilized will expire at the end of 2025. Other credit carry forwards at the end of 2015 and 2014 in the amounts of $92 and $133, respectively, represent alternative minimum tax credits attributable to the Company’s U.S. operations for which the current tax law provides no period of expiration.

Differences in tax rates and other foreign income tax law variations make the ability to fully utilize all available foreign income tax credits on a year-by-year basis highly dependent on the selling price of the gold and copper produced by the Company and the costs of production, since lower selling prices or higher costs can result in having insufficient sources of taxable income in the United States to utilize all available foreign tax credits. Such credits have limited carry back and carry forward periods and can only be used to reduce the United States income tax imposed on foreign earnings included in the annual United States consolidated income tax return. Accordingly, a valuation allowance has been established.

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

NOTE 10   EQUITY INCOME (LOSS) OF AFFILIATES

	Years Ended December 31,
	2015	2014	2013
Minera La Zanja S.R.L.	$(30)	$7	$19
Euronimba Ltd.	(9)	(11)	(25)
TMAC	(7)	—	—
Novo Resources Corporation	1	—	1
	$(45)	$(4)	$(5)

Minera La Zanja S.R.L.

Newmont holds a 46.94% interest in Minera La Zanja, S.R.L. (“La Zanja”), a gold project near the city of Cajamarca, Peru. The remaining interest is held by Compañia de Minas Buenaventura, S.A.A. (“Buenaventura”). The mine commenced operations in September 2011 and is operated by Buenaventura.

Euronimba Ltd.

Newmont holds a 43.50% interest in Euronimba Ltd. (“Euronimba”), with the remaining interests held by BHP Billiton (43.50%) and Areva (13%). Euronimba owns 95% of the Nimba iron ore project located in the Republic of Guinea.

TMAC

Newmont holds a 29.37% interest in TMAC. Refer to Note 2 for additional information.

Novo Resources Corporation

Newmont holds a 23.02% interest in Novo Resources Corp. (“Novo”). Novo owns a majority of the Beaton’s Creek discovery with Millennium Minerals in the Pilbara region of Western Australia.

NOTE 11     DISCONTINUED OPERATIONS

Discontinued operations include a retained royalty obligation (“Holt”) to Holloway Mining Company. Holloway Mining Company, which owned the Holt-McDermott property, was sold to St. Andrew Goldfields Ltd. (“St. Andrew”)

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions, except per share, per ounce and per pound amounts)

in 2006. The Company records adjustments based on short and long-term gold prices, discount rate assumptions and gold production scenarios. Refer to Note 16 for additional information on the Holt property royalty.

For the years ended 2015, 2014 and 2013, the Company recorded a gain of $27, a loss of $40 and a gain of $61, net of tax loss of $11, gain of $18 and loss of $28, respectively.

Net cash used in discontinued operations was $12, $13 and $18 for the years ended 2015, 2014 and 2013, respectively.

NOTE 12     NET INCOME (LOSS) ATTRIBUTABLE TO NONCONTROLLING INTERESTS

	Years Ended December 31,
	2015	2014	2013
Minera Yanacocha	$(126)	$(16)	$68
Batu Hijau	224	(142)	(320)
TMAC	(13)	(28)	(18)
Merian	(3)	—	—
Other	2	7	9
	$84	$(179)	$(261)

Newmont has a 51.35% ownership interest in Minera Yanacocha S.R.L., with the remaining interests held by Compañia de Minas Buenaventura, S.A.A. (43.65%) and the International Finance Corporation (5%). Newmont consolidates Yanacocha in its Consolidated Financial Statements due to a majority voting interest.

Newmont has a 48.5% effective economic interest in PTNNT with remaining interests held by an affiliate of Sumitomo Corporation of Japan and various Indonesian entities. PTNNT operates the Batu Hijau copper and gold mine in Indonesia. Newmont consolidates Batu Hijau in its Consolidated Financial Statements as the primary beneficiary in the variable interest entity.

Newmont has a 29.37% ownership interest in TMAC, with the remaining interests held by TMAC management and various outside investors. Newmont’s retained investment in TMAC is accounted for as an equity method investment. Refer to Note 2 for additional information.

Newmont has a 75% economic interest in the Merian Project, with the remaining interests held by Staatsolie (a company wholly owned by the Republic of Suriname). Newmont consolidates the Merian Project through Surgold, an entity 100% directly owned by Newmont. The project began construction in August 2014 and is planned to be in commercial production by the fourth quarter of 2016. Newmont consolidates the Merian Project in its Consolidated Financial Statements as the primary beneficiary in the variable interest entity.

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions, except per share, per ounce and per pound amounts)

The following summarizes the assets and liabilities, inclusive of deferred tax assets and deferred tax liabilities, of our consolidated VIEs (including noncontrolling interests).

	At December 31, 2015		At December 31, 2014
	Batu Hijau	Merian	Batu Hijau	Merian	TMAC
Current assets
Cash and cash equivalents	$419	$16	$170	$8	$28
Trade receivables	179	—	66	—	—
Other current assets (1)	362	23	222	3	6
	960	39	458	11	34
Long-term assets
Property, plant and mine development, net	1,103	564	1,126	216	4
Stockpiles and ore on leach pads	1,104	—	1,239	—	—
Other long-term assets	321	—	327	—	—
	2,528	564	2,692	216	4
Total assets	$3,488	$603	$3,150	$227	$38

Current liabilities
Debt	$140	$—	$155	$—	$—
Accounts Payable	81	—	65	—	1
Other current liabilities (2)	71	35	81	12	3
	292	35	301	12	4
Long-term liabilities
Debt	192	—	402	—	—
Reclamation and remediation liabilities	245	8	187	3	13
Other long-term liabilities (3)	330	—	265	—	—
	767	8	854	3	13
Total liabilities	$1,059	$43	$1,155	$15	$17

(1)	Other current assets include Other accounts receivables, Inventories, Stockpiles and ore on leach pads, Deferred income tax assets and Other current assets.
(2)	Other current liabilities include Employee-related benefits and Other current liabilities.
(3)	Other long-term liabilities include Deferred income tax liabilities and Employee-related benefits.

NOTE 13    NEWMONT EQUITY AND INCOME/LOSS PER SHARE

Newmont Common Stock

In September 2015, Newmont filed a shelf registration statement on Form S-3 under which it can issue an indeterminate number or amount of common stock, preferred stock, debt securities, guarantees of debt securities and warrants from time to time at indeterminate prices. It also included the resale of an indeterminate amount of common stock, preferred stock and debt securities from time to time upon exercise of warrants or conversion of convertible securities.

Net Income (Loss) per Common Share

Basic income (loss) per common share is computed by dividing income available to Newmont common stockholders by the weighted average number of common shares outstanding during the period. Diluted income (loss) per common share is computed similarly except that weighted average common shares is increased to reflect all dilutive instruments, including employee stock awards and convertible debt instruments. The dilutive effects of Newmont’s

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions, except per share, per ounce and per pound amounts)

dilutive securities are calculated using the treasury stock method and only those instruments that result in a reduction in income per share are included in the calculation.

	Years Ended December 31,
	2015	2014	2013
Net income (loss) attributable to Newmont stockholders
Continuing operations	$193	$548	$(2,595)
Discontinued operations	27	(40)	61
	$220	$508	$(2,534)

Weighted average common shares (millions):
Basic	516	499	498
Diluted	516	499	498

Income (loss) per common share
Basic:
Continuing operations	$0.38	$1.10	$(5.21)
Discontinued operations	0.05	(0.08)	0.12
	$0.43	$1.02	$(5.09)
Diluted:
Continuing operations	$0.38	$1.10	$(5.21)
Discontinued operations	0.05	(0.08)	0.12
	$0.43	$1.02	$(5.09)

Options to purchase approximately 2, 3, and 3 million shares of common stock for the years ended December 31, 2015, 2014 and 2013, respectively, were excluded from the computation of diluted weighted average common shares because their effect would have been anti-dilutive.

Additionally, other outstanding performance-based stock awards totaling approximately 2 million shares were not included in the computation of diluted weighted average common shares at December 31, 2013 because their effect would have been anti-dilutive.

In July 2007, Newmont issued $1,150 of Convertible Senior Notes due in 2014 and 2017, each with a principal amount of $575 that, if converted in the future, may have a dilutive effect on the Company’s weighted average number of common shares. The 2014 Notes were retired on July 15, 2014. The 2017 Notes are convertible, at the holder’s option, equivalent to a conversion price of $44.71 (12,860,658 shares of common stock) per share of common stock. Under the convertible note indenture, Newmont is required to settle the principal amount of the Convertible Senior Notes in cash and may elect to settle the remaining conversion obligation (Newmont average share price in excess of the conversion price), if any, in cash, shares or a combination thereof. The effect of contingently convertible instruments on diluted earnings per share is calculated under the net share settlement method in accordance with ASC guidance. The conversion price for the notes exceeded the Company’s share price for the years ended December 31, 2015, 2014, and 2013; therefore, no additional shares were included in the computation of diluted weighted average common shares.

In connection with the 2007 Convertible Senior Notes offering, the Company entered into Call Spread Transactions which included the purchase of call options and the sale of warrants. As a result of the Call Spread Transactions, the conversion price of $44.71 was effectively increased to $58.32. Should the warrant transactions become dilutive to the Company’s earnings per share (Newmont’s average share price exceeds $58.32) the effect of the warrant transactions on diluted earnings per share will be calculated in accordance with the net share settlement method.

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions, except per share, per ounce and per pound amounts)

NOTE 14    EMPLOYEE-RELATED BENEFITS

	At December 31,
	2015	2014
Current:
Accrued payroll and withholding taxes	$249	$254
Peruvian workers’ participation	20	31
Employee pension benefits	5	8
Other post-retirement plans	4	3
Accrued severance	2	2
Other employee-related payables	13	9
	$293	$307
Long-term:
Employee pension benefits	$213	$216
Accrued severance	125	121
Other post-retirement benefit plans	88	146
Other employee-related payables	11	9
	$437	$492

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

In April 2015, the Company approved an amendment to the terms of its Post-Retirement Medical and Life Insurance Plan, effective September 2015. The Company announced this change in June, and as a result, re-measured its other post-retirement benefit plan liability which resulted in a decrease of the post-retirement benefit plan liability of $52 ($34 net of tax).

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions, except per share, per ounce and per pound amounts)

The following tables provide a reconciliation of changes in the plans’ benefit obligations and assets’ fair values for 2015 and 2014:

	Pension Benefits		Other Benefits
	2015	2014	2015	2014
Change in Benefit Obligation:
Benefit obligation at beginning of year	$990	$758	$149	$117
Service cost	31	26	3	3
Interest cost	43	40	5	6
Actuarial (gain) loss	(46)	205	(22)	26
Amendments	—	—	(39)	—
Foreign currency exchange gain	(3)	(1)	—	—
Settlement payments	(4)	(9)	—	—
Benefits paid	(33)	(29)	(4)	(3)
Projected benefit obligation at end of year	$978	$990	N/A	N/A
Accumulated Benefit Obligation	$956	$962	$92	$149
Change in Fair Value of Assets:
Fair value of assets at beginning of year	$766	$681	$—	$—
Actual return on plan assets	(16)	70	—	—
Employer contributions	47	53	4	3
Settlement payments	(4)	(9)	—	—
Benefits paid	(33)	(29)	(4)	(3)
Fair value of assets at end of year	$760	$766	$—	$—
Unfunded status, net	$218	$224	$92	$149

The Company’s qualified pension plans are funded with cash contributions in compliance with Internal Revenue Service (“IRS”) rules and regulations. The Company’s non-qualified and other benefit plans are currently not funded, but exist as general corporate obligations. The information contained in the above tables presents the combined funded status of qualified and non-qualified plans. The Company reviews its retirement benefit programs on a regular basis and will consider market conditions and the funded status of its Qualified Plans in determining whether additional contributions are appropriate in calendar year 2016.

The following table provides the net pension and other benefits amounts recognized in the Consolidated Balance Sheets at December 31:

	Pension Benefits		Other Benefits
	2015	2014	2015	2014
Accrued employee benefit liability	$218	$224	$92	$149
Accumulated other comprehensive income (loss):
Net actuarial gain (loss)	(426)	(439)	7	(16)
Prior service credit (cost)	64	71	38	2
	(362)	(368)	45	(14)
Less: Income taxes	127	129	(16)	5
	$(235)	$(239)	$29	$(9)

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions, except per share, per ounce and per pound amounts)

The following table provides components of the net periodic pension and other benefits costs for the years ended December 31:

	Pension Benefit Costs			Other Benefit Costs
	2015	2014	2013	2015	2014	2013
Service cost	$31	$26	$33	$3	$3	$4
Interest cost	43	40	40	5	6	6
Expected return on plan assets	(58)	(51)	(50)	—	—	—
Amortization, net	28	13	6	(3)	(1)	(1)
Net periodic pension cost	$44	$28	$29	$5	$8	$9
Settlements	3	7	12	—	—	—
Total pension cost	$47	$35	$41	$5	$8	$9

The following table provides the components recognized in Other comprehensive income (loss) for the years ended December 31:

	Pension Benefits			Other Benefits
	2015	2014	2013	2015	2014	2013
Net gain (loss)	$(25)	$(185)	$198	$62	$(26)	$22
Amortization, net	28	13	6	(3)	(1)	(1)
Settlements	3	7	12	—	—	—
Total recognized in Other comprehensive income (loss)	$6	$(165)	$216	$59	$(27)	$21
Total recognized in net periodic benefit cost and Other comprehensive income (loss)	$(41)	$(193)	$187	$54	$(35)	$12

Actuarial losses in excess of 10 percent of the greater of the projected benefit obligation or market-related value of plan assets are amortized over the expected average remaining future service period of the current active participants. The expected recognition of amounts in Accumulated other comprehensive income (loss) is $33 and $(8) for net actuarial loss and prior service credit for pension benefits in 2016, respectively, and $nil and $(6) for net actuarial loss and prior service credit for other benefits in 2016, respectively.

Significant assumptions were as follows:

	Pension Benefits		Other Benefits
	At December 31,		At December 31,
	2015	2014	2015	2014
Weighted-average assumptions used in measuring the Company’s benefit obligation:
Discount rate	4.80%	4.32%	4.80%	4.32%
Rate of compensation increase	4.00%	5.00%	4.00%	5.00%

During 2014, the Society of Actuaries released a new mortality table and mortality improvement projection scale, referred to as RP-2014 and MP-2014, which is believed to better reflect mortality improvements and is to be used in calculating defined benefit pension obligations and other benefits obligations. The Company began using RP-2014/MP-2014 to measure our pension and other post retirement obligation as of December 31, 2014. During 2015, the Society of Actuaries released an updated mortality improvement projection scale, referred to as MP-2015, which further refined the MP-2014 scale. The Company began using RP-2014 adjusted back to 2006 using MP-2014 then projected forward using MP-2015 to measure our pension and other post retirement obligation as of December 31, 2015.

Yield curves matching our benefit obligations were derived using a model based on high quality corporate bond data from Bloomberg. The model develops a discount rate by selecting a portfolio of high quality corporate bonds whose

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions, except per share, per ounce and per pound amounts)

projected cash flows match the projected benefit payments of the plan. The resulting curves were used to identify a discount rate for the Company of 4.80% and 4.32% at December 31, 2015 and 2014, respectively, based on the timing of future benefit payments.

	Pension Benefits			Other Benefits
	Years Ended December 31,			Years Ended December 31,
	2015	2014	2013	2015	2014	2013
Weighted-average assumptions used in measuring the net periodic pension benefit cost:
Discount long-term rate	4.32%	5.25%	4.30%	4.32%	5.25%	4.30%
Expected return on plan assets	7.75%	7.75%	7.75%	N/A	N/A	N/A
Rate of compensation increase	5.00%	5.00%	5.00%	5.00%	5.00%	5.00%

The expected long-term return on plan assets used for each period in the three years ended December 31, 2015 was made based on an analysis of the asset returns over multiple time horizons for the Company’s actual plan and for other comparable U.S. corporations. At December 31, 2015, Newmont has estimated the expected long term return on plan assets to be 7.25% in calculating its benefit obligation, which will be used in determining future net periodic benefit cost. Determination of the long-term return on plan assets is a result of considering the most recent capital market forecasts and the plans’ current allocation as well as the actual return on plan assets as compared to the expected return on assets over the last 5 years. The average actual return on plan assets during the 27 years ended December 31, 2015 approximated 8%.

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

The pension plans employ an independent investment firm which invests the assets of the plans in certain approved funds that correspond to specific asset classes with associated target allocations. The goal of the pension fund investment program is to achieve prudent actuarial funding ratios while maintaining acceptable risk levels. The investment performance of the plans and that of the individual investment firms is measured against recognized market indices. The performance of the pension funds are monitored by an investment committee comprised of members of the Company’s management, which is advised by an independent investment consultant. With the exception of global capital market economic risks, the Company has identified no significant portfolio risks associated to asset classes. The following is a summary of the target asset allocations for 2015 and the actual asset allocation at December 31, 2015.

		Actual at
		December 31,
Asset Allocation	Target	2015
U.S. equity investments	21%	21%
International equity investments	22%	22%
Fixed income investments	49%	49%
Other	8%	8%

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

	Fair Value at December 31, 2015
	Level 1	Level 2	Level 3	Total
Plan Assets:
Cash and cash equivalents	$1	$—	$—	$1
Commingled funds	—	759	—	759
	$1	$759	$—	$760

	Fair Value at December 31, 2014
	Level 1	Level 2	Level 3	Total
Plan Assets:
Cash and cash equivalents	$2	$—	$—	$2
Commingled funds	—	764	—	764
	$2	$764	$—	$766

The pension plans’ cash and cash equivalents are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices. The cash equivalent instruments that are valued based on quoted market prices in active markets are primarily money market securities and U.S. Treasury securities.

The pension plans’ commingled fund investments are classified within Level 2. The funds are managed by several fund managers and are valued at the net asset value per share for each fund. Although the majority of the underlying assets in the funds consist of actively traded equity securities and bonds, the unit of account is considered to be at the fund level. These funds require less than a month’s notice for redemptions and can be redeemed at the net asset value per share and therefore, are classified as Level 2. At December 31, 2015, the underlying assets of the commingled funds consist of U.S. equity investments (21%), international equity investments (22%), fixed income investments (49%), and other investments (8%). For additional fair value disclosures see Note 16.

The assumed health care trend rate used to measure the expected cost of benefits is 7.00% in 2016 and decreases gradually each year to 5.00% in 2021, which is used thereafter.

	One‑percentage‑point	One‑percentage‑point
	Increase	Decrease
Effect on total of service and interest cost components of net periodic post-retirement health care benefit cost	$—	$—
Effect on the health care component of the accumulated post-retirement benefit obligation	$3	$(2)

Cash Flows

Benefit payments expected to be paid to pension plans are as follows: $41 in 2016, $51 in 2017, $50 in 2018, $58 in 2019, $64 in 2020, and $360 in total over the five years from 2021 through 2025. Benefit payments made to other benefit plan participants are expected to be as follows: $4 in 2016, $5 in 2017, $5 in 2018, $5 in 2019, $5 in 2020, and $31 in total over the five years from 2021 through 2025.

Savings Plans

The Company has two qualified defined contribution savings plans in the U.S., one that covers salaried and non-union hourly employees and one that covers substantially all hourly union employees. In addition, the Company has one non-qualified supplemental savings plan for salaried employees whose benefits under the qualified plan are limited by

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions, except per share, per ounce and per pound amounts)

federal regulations. When an employee meets eligibility requirements, the Company matches 100% of employee contributions of up to 6% of eligible earnings for the salaried and hourly union plans. The Company makes a contribution of between 5.0% and 7.5%, based on continuous years of service, to each Western Nevada hourly employee’s retirement contribution account at its sole discretion. Matching contributions were made with Newmont stock up until August 2013; however, no holding restrictions are placed on such contributions, which totaled $14 in 2013. Beginning in September 2013, matching contributions were made in cash.

NOTE 15    STOCK-BASED COMPENSATION

The Company has stock incentive plans for directors, executives and eligible employees. Stock incentive awards include restricted stock units (“RSUs”), performance leveraged stock units (“PSUs”), and strategic stock units (“SSUs”). The Company granted SSUs in 2015, but has decided to no longer grant SSUs at this time. The Company issues new shares of common stock to satisfy exercises and vesting under all of its stock incentive awards. Prior to 2012, the Company also granted options to purchase shares of stock with exercise prices not less than fair market value of the underlying stock at the date of grant. At December 31, 2015, 16,035,965 shares were authorized for future stock incentive plan awards.

Employee Stock Options

Stock options granted under the Company’s stock incentive plans vest over periods of three years or more and are exercisable over a period of time not to exceed 10 years from the grant date. The value of each option award is estimated at the grant date using the Black-Scholes option pricing model. There were no options granted in 2015, 2014 or 2013. At December 31, 2015, there were 2,069,722 shares outstanding and exercisable, at a weighted average exercise price of $48.14, with a weighted average remaining contractual life of 3.5 years.

Other Stock Based Compensation

The Company grants RSUs to executives and eligible employees. Awards are determined as a target percentage of base salary and, for eligible employees, are subject to a personal performance factor. RSUs vest over periods of three years or more. Prior to vesting, holders of restricted stock units do not have the right to vote the underlying shares; however, executives accrue dividend equivalents on their restricted stock units, which are paid at the time the restricted stock units vest. The accrued dividend equivalents are not paid if shares are forfeited. The restricted stock units are subject to forfeiture risk and other restrictions. Upon vesting, the employee is entitled to receive one share of the Company’s common stock for each restricted stock unit.

The Company grants PSUs to eligible executives, based upon certain measures of shareholder return. These measures include absolute shareholder return and relative shareholder return compared to our proxy peer group. The actual number of PSUs that vest are determined at the end of a three year performance period.

Beginning in 2013, the Company grants SSUs to eligible executives, based upon certain measures of adjusted earnings before income tax, depreciation and amortization (“Adjusted EBITDA”), based on a targeted number of shares at the beginning of each performance period. At the end of the performance period, one third of the SSUs are issued without restriction in the form of common stock, and two-thirds of the bonus is paid in restricted stock units that vest in equal annual increments at the second and third anniversaries of the start of the performance period. The SSU program was discontinued and no additional SSUs will be granted after 2015.

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions, except per share, per ounce and per pound amounts)

A summary of the status and activity of non-vested RSUs, PSUs, and SSUs for the year ended December 31, 2015 is as follows:

	RSU		PSU		SSU
		Weighted		Weighted		Weighted
		Average		Average		Average
	Number of	Grant-Date	Number of	Grant-Date	Number of	Grant-Date
	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value
Non-vested at beginning of year	1,957,170	$30.87	954,647	$42.87	247,697	$25.40
Granted	1,557,336	$24.91	1,782,371	$42.05	604,825	$25.56
Vested	(837,263)	$34.16	(115,259)	$69.94	(367,297)	$25.98
Forfeited	(247,173)	$27.31	(207,888)	$62.63	(42,790)	$24.99
Non-vested at end of year	2,430,070	$26.28	2,413,871	$39.27	442,435	$25.17

The total intrinsic value and fair value of RSUs that vested in 2015, 2014, and 2013 was $21, $15, and $24, respectively. The total intrinsic value and fair value of PSUs that vested in 2015, 2014, and 2013 was $3, $2, and $5, respectively. The total intrinsic value and fair value of SSUs that vested in 2015, 2014, and 2013 was $9, $5, and $5, respectively.

Cash flows resulting from excess tax benefits are classified as part of cash flows from financing activities. Excess tax benefits are realized tax benefits from tax deductions for vested RSUs, settled PSUs, and exercised options in excess of the deferred tax asset attributable to stock compensation costs for such equity awards. The Company recorded no excess tax benefits for the years ended December 31, 2015, 2014, and 2013.

At December 31, 2015, there was $37, $44, and $5 of unrecognized compensation costs related to the unvested RSU, PSU, and SSU awards, respectively. This cost is expected to be recognized over a weighted-average period of approximately two years.

The Company recognized stock-based compensation as follows:

	Years Ended
	December 31,
	2015	2014	2013
Stock options	$—	$2	$7
Restricted stock units	31	34	31
Performance leveraged stock units	39	10	8
Strategic stock units	7	5	5
	$77	$51	$51

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

Level 1Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

Level 2Quoted prices in markets that are not active, or inputs that are observable, either directly or indirectly, for substantially the full term of the asset or liability; and

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions, except per share, per ounce and per pound amounts)

Level 3Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (supported by little or no market activity).

The following table sets forth the Company’s assets and liabilities measured at fair value on a recurring basis (at least annually) by level within the fair value hierarchy. As required by accounting guidance, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Fair Value at December 31, 2015
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$1,907	$1,907	$—	$—
Marketable equity securities:
Extractive industries	186	186	—	—
Other	16	16	—	—
Marketable debt securities:
Asset backed commercial paper	18	—	—	18
Auction rate securities	7	—	—	7
Trade receivable from provisional copper and gold concentrate sales, net	178	178	—	—
	$2,312	$2,287	$—	$25
Liabilities:
Debt (1)	$5,502	$—	$5,502	$—
Derivative instruments, net:
Foreign exchange forward contracts	60	—	60	—
Diesel forward contracts	32	—	32	—
Boddington contingent consideration	10	—	—	10
Holt property royalty	129	—	—	129
	$5,733	$—	$5,594	$139

	Fair Value at December 31, 2014
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$1,493	$1,493	$—	$—
Certificate of deposit	25	25	—	—
Marketable equity securities:
Extractive industries	203	203	—	—
Other	17	17	—	—
Marketable debt securities:
Asset backed commercial paper	24	—	—	24
Auction rate securities	6	—	—	6
Trade receivable from provisional copper and gold concentrate sales, net	153	153	—	—
	$1,921	$1,891	$—	$30
Liabilities:
Debt (1)	$6,548	$—	$6,548	$—
Derivative instruments, net:
Foreign exchange forward contracts	88	—	88	—
Diesel forward contracts	36	—	36	—
Boddington contingent consideration	10	—	—	10
Holt property royalty	179	—	—	179
	$6,861	$—	$6,672	$189

(1)

Debt, exclusive of capital leases, is carried at amortized cost. The outstanding carrying value was $6,213 and $6,637 at December 31, 2015 and December 31, 2014, respectively. The fair value measurement of debt was based on prices obtained from readily available pricing source.

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions, except per share, per ounce and per pound amounts)

The fair values of the derivative instruments in the table above are presented on a net basis. The gross amounts related to the fair value of the derivatives instruments above are included in Note 17. All other fair value disclosures in the above table are presented on a gross basis.

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

The Company’s marketable debt securities include investments in auction rate securities and asset backed commercial paper. The Company reviews the fair value for auction rate securities and asset backed commercial paper on a quarterly basis. The marketable debt securities are traded in markets that are not active, trade infrequently and have little price transparency. Therefore, the investments are classified as Level 3 of the fair value hierarchy. See table below which sets forth a summary of the quantitative and qualitative information related to the significant unobservable inputs used in the calculation of the fair value.

The Company’s net trade receivable from provisional copper and gold concentrate sales, subject to final pricing, is valued using quoted market prices based on forward curves and, as such, is classified within Level 1 of the fair value hierarchy.

The Company’s derivative instruments are valued using pricing models and the Company generally uses similar models to value similar instruments. Valuation models require a variety of inputs, including contractual terms, market prices, forward curves, measures of volatility, and correlations of such inputs. The Company’s derivatives trade in liquid markets, and as such, model inputs can generally be verified and do not involve significant management judgment. Such instruments are classified within Level 2 of the fair value hierarchy.

The estimated value of the Boddington contingent royalty was determined using a (1) discounted cash flow model, (2) Monte Carlo valuation model to simulate future gold and copper prices, using the Company’s long term gold and copper prices, and (3) Monte Carlo valuation model to simulate costs applicable to sales, using the Company’s Australian to U.S. dollar exchange rate. This contingent royalty is capped at $100, of which $72 has been paid to date. The liability remained unchanged at $10 for the year ended December 31, 2015.

The estimated fair value of the Holt sliding scale royalty was determined using a (1) discounted cash flow model,  (2) Monte Carlo valuation model to simulate future gold prices, using the Company’s long term gold prices, (3) various gold production scenarios from reserve and resource information and (4) weighted average discount rate. The sliding scale royalty liability is classified within Level 3 of the fair value hierarchy.

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions, except per share, per ounce and per pound amounts)

The following table sets forth a summary of the quantitative and qualitative information related to the unobservable inputs used in the calculation of the Company’s Level 3 financial assets and liabilities at December 31, 2015:

	At December 31,			Range/Weighted
Description	2015	Valuation technique	Unobservable input	average
Auction Rate Securities	$7	Discounted cash flow	Recoverability rate	85%
Asset Backed Commercial Paper	$18	Risk-adjusted indicative price	Recoverability rate	90%
Boddington Contingent Consideration	$10	Monte Carlo	Discount rate	5.32%
			Short-term gold price	$1,106
			Long-term gold price	$1,300
			Short-term copper price	$2.22
			Long-term copper price	$3.00
			Long-term Australian to U.S. dollar exchange rate	$0.80
Holt property royalty	$129	Monte Carlo	Discount rate	5.06%
			Short-term gold price	$1,106
			Long-term gold price	$1,300
			Gold production scenarios (in 000's of ounces)	398 - 1,636

	At December 31,			Range/Weighted
Description	2014	Valuation technique	Unobservable input	average
Auction Rate Securities	$6	Discounted cash flow	Recoverability rate	80%
Asset Backed Commercial Paper	$24	Risk-adjusted indicative price	Recoverability rate	90%
Boddington Contingent Consideration	$10	Monte Carlo	Discount rate	4.19%
			Short-term gold price	$1,201
			Long-term gold price	$1,300
			Short-term copper price	$3.00
			Long-term copper price	$3.00
			Long-term Australian to U.S. dollar exchange rate	$0.87
Holt property royalty	$179	Monte Carlo	Discount rate	4.36%
			Short-term gold price	$1,201
			Long-term gold price	$1,300
			Gold production scenarios (in 000's of ounces)	576 - 2,607

The following table sets forth a summary of changes in the fair value of the Company’s Level 3 financial assets and liabilities:

		Asset
	Auction	Backed		Boddington	Holt
	Rate	Commercial	Total	Contingent	Property	Total
	Securities	Paper	Assets	Consideration (1)	Royalty (2)	Liabilities
Fair value at December 31, 2013	$5	$25	$30	$10	$134	$144
Settlements	—	—	—	—	(13)	(13)
Revaluation	1	(1)	—	—	58	58
Fair value at December 31, 2014	$6	$24	$30	$10	$179	$189
Settlements	—	—	—	—	(12)	(12)
Revaluation	1	(6)	(5)	—	(38)	(38)
Fair value at December 31, 2015	$7	$18	$25	$10	$129	$139

(1)	The gain (loss) recognized is included in Other expense, net.
(2)	The gain (loss) recognized is included in Income (loss) from discontinued operations.

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions, except per share, per ounce and per pound amounts)

NOTE 17    DERIVATIVE INSTRUMENTS

The Company’s strategy is to provide shareholders with leverage to changes in gold and copper prices by selling its production at spot market prices. Consequently, the Company does not hedge its gold and copper sales. The Company has and will continue to manage certain risks associated with commodity input costs, interest rates and foreign currencies using the derivative market. All of the derivative instruments described below were transacted for risk management purposes and qualify as cash flow hedges.

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

Foreign Currency Contracts

The Company had the following foreign currency derivative contracts outstanding at December 31, 2015:

	Expected Maturity Date
	2016	2017	2018	Total/Average
A$ Operating Fixed Forward Contracts:
A$ notional (millions)	158	105	6	269
Average rate ($/A$)	0.95	0.93	0.92	0.95
Expected hedge ratio	12%	8%	4%

The A$ hedges only run through the middle of the first quarter of 2018. In order to reduce derivative exposure to a lower Australian dollar, in October 2013 the Company closed out certain foreign currency contracts. The Company settled approximately A$2,100 in notional contracts for a net gain of $46. These gains are recorded in Accumulated other comprehensive income (loss) as the hedged transactions, A$ denominated operating costs, are still probable of occurring over the original time period. The amount deferred in OCI will be recognized in earnings until the second quarter of 2018 as the original hedge transactions occur. From time to time, and depending upon business considerations and market conditions, the Company may consider closing out additional Australian dollar hedging contracts, or conversely, may enter into new Australian dollar hedging contracts.

During the year ended December 31, 2015, the Company recognized a loss in Other income, net, for NZ$ cash flow hedges that have been closed out due to the sale of Waihi.

Diesel Fixed Forward Contracts

The Company had the following diesel derivative contracts in North America outstanding at December 31, 2015:

	Expected Maturity Date
	2016	2017	Total/Average
Diesel Fixed Forward Contracts:
Diesel gallons (millions)	20	7	27
Average rate ($/gallon)	2.39	2.16	2.33
Expected hedge ratio	53%	24%

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions, except per share, per ounce and per pound amounts)

Newmont hedges a portion of its operating cost exposure related to diesel consumed at its Nevada operations to reduce the variability in diesel prices. The hedging instruments consist of a series of financially settled fixed forward contracts with expiration dates up to two years.

Derivative Instrument Fair Values

The Company had the following derivative instruments designated as hedges at December 31, 2015 and 2014:

	Fair Values of Derivative Instruments
	At December 31, 2015
	Other	Other	Other	Other
	Current	Long-Term	Current	Long-Term
	Assets	Assets	Liabilities	Liabilities
Foreign currency exchange contracts:
A$ operating fixed forwards	$—	$—	$36	$24
Diesel fixed forwards	—	—	27	5
Total derivative instruments (Notes 21 and 24)	$—	$—	$63	$29

	Fair Values of Derivative Instruments
	At December 31, 2014
	Other	Other	Other	Other
	Current	Long-Term	Current	Long-Term
	Assets	Assets	Liabilities	Liabilities
Foreign currency exchange contracts:
A$ operating fixed forwards	$—	$—	$45	$40
NZ$ operating fixed forwards	—	—	2	1
Diesel fixed forwards	1	—	25	12
Total derivative instruments (Notes 21 and 24)	$1	$—	$72	$53

As of December 31, 2015 and 2014, all derivative instruments held by the Company were subject to enforceable master netting arrangements held by various financial institutions. In general, the terms of the Company’s agreements provide for offsetting of amounts payable or receivable between it and the counterparty, at the election of both parties, for transactions that occur on the same date and in the same currency. The Company’s agreements also provide that in the event of an early termination, the counterparties have the right to offset amounts owed or owing under that and any other agreement with the same counterparty. The Company’s accounting policy is to not offset these positions in its accompanying balance sheets. As of December 31, 2015, all gross amounts presented in the accompanying balance sheets were in a liability position, with no offsetting (asset) amounts. As of December 31, 2014, the gross liability amounts presented in the accompanying balance sheets had a potential effect of $1 due to the master netting arrangements.

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions, except per share, per ounce and per pound amounts)

The following table shows the location and amount of gains (losses) reported in the Company’s Consolidated Financial Statements related to the Company’s hedges.

	Foreign Currency			Diesel Fixed			Interest
	Exchange Contracts			Forward Contracts			Rate Contracts
	2015	2014	2013	2015	2014	2013	2015	2014	2013
For the year ended December 31,
Cash flow hedging relationships:
Gain (loss) recognized in Other comprehensive income (loss) (effective portion)	$(39)	$(19)	$(266)	$(23)	$(40)	$3	$—	$—	$—
Gain (loss) reclassified from Accumulated other comprehensive income (loss) into income (loss) (effective portion) (1)	$(39)	$30	$85	$(27)	$(4)	$2	$(18)	$(18)	$(19)
Gain (loss) reclassified from Accumulated other comprehensive income (loss) into income (loss) (ineffective portion) (2)	$—	$—	$—	$2	$(4)	$—	$—	$—	$—

(1)	The gain (loss) recognized for the effective portion of cash flow hedges is included in Cost applicable to sales, Impairment of long-lived assets, and Interest expense, net.
(2)	The ineffective portion recognized for cash flow hedges is included in Other income, net.

Based on fair values at December 31, 2015, the amount to be reclassified from Accumulated other comprehensive income (loss), net of tax to income for derivative instruments during the next 12 months is a loss of approximately $57.

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

At December 31, 2015, Newmont had gold and copper sales of 258,000 ounces and 130 million pounds priced at an average of $1,062 per ounce and $2.13 per pound, respectively, subject to final pricing over the next several months.

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions, except per share, per ounce and per pound amounts)

NOTE 18    INVESTMENTS

	At December 31, 2015
	Cost/Equity	Unrealized		Fair/Equity
	Basis	Gain	Loss	Basis
Current:
Marketable Equity Securities:
Gabriel Resources Ltd.	$5	$—	$—	$5
Other	14	2	(2)	14
	$19	$2	$(2)	$19
Long-term:
Marketable Debt Securities:
Asset backed commercial paper	$17	$1	$—	$18
Auction rate securities	8	—	(1)	7
	25	1	(1)	25
Marketable Equity Securities:
Regis Resources Ltd.	81	82	—	163
Other	17	3	—	20
	98	85	—	183

Other investments, at cost	6	—	—	6

Equity Method Investments:
TMAC	101	—	—	101
Minera La Zanja S.R.L.	71	—	—	71
Novo Resources Corp.	14	—	—	14
Euronimba Ltd.	2	—	—	2
	$317	$86	$(1)	$402

	At December 31, 2014
	Cost/Equity	Unrealized		Fair/Equity
	Basis	Gain	Loss	Basis
Current:
Marketable Equity Securities:
Gabriel Resources Ltd.	$34	$—	$(17)	$17
Other	30	3	(2)	31
	64	3	(19)	48
Certificate of Deposit	25	—	—	25
	$89	$3	$(19)	$73
Long-term:
Marketable Debt Securities:
Asset backed commercial paper	$22	$2	$—	$24
Auction rate securities	8	—	(2)	6
	30	2	(2)	30
Marketable Equity Securities:
Regis Resources Ltd.	153	—	—	153
Other	17	2	—	19
	170	2	—	172

Other investments, at cost	14	—	—	14

Equity Method Investments:
Minera La Zanja S.R.L.	101	—	—	101
Novo Resources Corp.	15	—	—	15
Euronimba Ltd.	2	—	—	2
	$332	$4	$(2)	$334

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions, except per share, per ounce and per pound amounts)

In February 2015, the Company’s $25 Certificate of Deposit matured.

In March 2014, the Company sold its investment in Paladin Energy Ltd. for $25, resulting in a pre-tax gain of $4 recorded in Other income, net.

In 2015, the Company recognized investment impairments for other-than-temporary declines in value of $115 in Other income, net, primarily related to holdings of Regis Resources Ltd. for $72, Gabriel Resources Ltd. for $24, Pilot Gold for $8 and UltraGold for $7. In 2014, the Company recognized investment impairments for other-than-temporary declines in value of $21 in Other income, net, primarily related to holdings of Regis Resources Ltd. for $12 and cost investments for $4. As of December 31, 2015, there was an $80 increase in the fair value of marketable securities previously impaired primarily due to Regis Resources Ltd. As of December 31, 2014, there was a $22 decrease in the fair value of marketable securities previously impaired primarily due to Gabriel Resources Ltd.

The following tables present the gross unrealized losses and fair value of the Company’s investments with unrealized losses that are deemed to be temporarily impaired, aggregated by length of time that the individual securities have been in a continuous unrealized loss position:

	Less than 12 Months		12 Months or Greater		Total
At December 31, 2015	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Marketable equity securities	$5	$2	$—	$—	$5	$2
Auction rate securities	—	—	7	1	7	1
	$5	$2	$7	$1	$12	$3

	Less than 12 Months		12 Months or Greater		Total
At December 31, 2014	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Marketable equity securities	$33	$19	$—	$—	$33	$19
Auction rate securities	—	—	6	2	6	2
	$33	$19	$6	$2	$39	$21

While the fair value of the Company’s investments in auction rate securities are below their respective cost, the Company views these declines as temporary. The Company has the ability and intends to hold its securities until maturity or such time that the market recovers.

NOTE 19    INVENTORIES

	At December 31,
	2015	2014
Materials and supplies	$454	$451
Concentrate and copper cathode	128	110
In-process	118	127
Precious metals	10	12
	$710	$700

In 2015, the Company recorded write-downs of $7 and $2, classified as components of Costs applicable to sales and Depreciation and amortization, respectively. Of the write-downs in 2015, $4 were at Carlin and $5 at Phoenix related to in-circuit and concentrate inventory adjustments due to lower short term price assumptions.

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

NOTE 20    STOCKPILES AND ORE ON LEACH PADS

	At December 31,
	2015	2014
Current:
Stockpiles	$554	$445
Ore on leach pads	342	221
	$896	$666
Long-term:
Stockpiles	$2,622	$2,599
Ore on leach pads	378	221
	$3,000	$2,820

	At December 31,
	2015	2014
Stockpiles and ore on leach pads:
Carlin	$394	$399
Phoenix	106	103
Twin Creeks	329	285
CC&V	319	—
Yanacocha	440	459
Boddington	390	390
Tanami	12	14
Waihi	—	2
Kalgoorlie	109	116
Batu Hijau	1,218	1,242
Ahafo	456	376
Akyem	119	100
Merian	4	—
	$3,896	$3,486

In 2015, the Company recorded write-downs of $226 and $116, classified as components of Costs applicable to sales and Depreciation and amortization, respectively, to reduce the carrying value of stockpiles and ore on leach pads to net realizable value. Adjustments to net realizable value are a result of current and prior year stripping campaigns driving lower grade and lower recovery resulting in higher costs per unit. Of the write-downs in 2015, $163 is related to Carlin, $20 to Twin Creeks, $21 to Boddington and $138 to Yanacocha.

In 2014, the Company recorded write-downs of $491 and $148, classified as components of Costs applicable to sales and Depreciation and amortization, respectively, to reduce the carrying value of stockpiles and ore on leach pads to net realizable value. Adjustments to net realizable value are a result of current and prior stripping costs and the historical and estimated future processing costs in relation to the Company’s long-term price assumptions. Of the write-downs in 2014, $162 are related to Carlin, $16 to Phoenix, $19 to Twin Creeks, $127 to Yanacocha, $83 to Boddington and $232 to Batu Hijau. The write-downs recorded at Batu Hijau were impacted by the signing of the MoU with the Government of Indonesia and the increase in royalties and export duties, which increased the estimated future costs.

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

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions, except per share, per ounce and per pound amounts)

NOTE 21    OTHER ASSETS

	At December 31,
	2015	2014
Other current assets:
Prepaid assets	$112	$147
Restricted cash	15	—
Refinery metal inventory and receivable	—	606
Other refinery metal receivables	—	124
Derivative instruments	—	1
Other	4	3
	$131	$881

Other long-term assets:
Income tax receivable	$222	$215
Prepaid royalties	140	125
Restricted cash	117	127
Intangible assets	94	109
Goodwill	58	105
Debt issuance costs	46	58
Taxes other than income and mining	15	59
Other	84	85
	$776	$883

On July 24, 2015, the Company completed the sale of its 60.64% ownership interest in European Gold Refinery Holdings (“EGR”). Assets related to EGR were included in the table above in Refinery metal inventory and receivable and Other refinery metal receivables. On October 29, 2015, the Company sold the Waihi mine resulting in a decrease of goodwill of $47.

NOTE 22    PROPERTY, PLANT AND MINE DEVELOPMENT

	Depreciable			At December 31, 2015			At December 31, 2014
	Life				Accumulated	Net Book		Accumulated	Net Book
	(in years)			Cost	Depreciation	Value	Cost	Depreciation	Value
Land		-		$222	$—	$222	$222	$—	$222
Facilities and equipment	1	-	22	16,848	(9,720)	7,128	16,022	(9,076)	6,946
Mine development	1	-	22	4,832	(2,554)	2,278	4,502	(2,374)	2,128
Mineral interests	1	-	22	1,990	(528)	1,462	1,989	(556)	1,433
Asset retirement cost	1	-	22	1,001	(615)	386	1,043	(529)	514
Construction-in-progress		-		2,827	—	2,827	2,407	—	2,407
				$27,720	$(13,417)	$14,303	$26,185	$(12,535)	$13,650
Leased assets included above in facilities and equipment	1	-	22	$30	$(4)	$26	$8	$(1)	$7

	Depreciable			At December 31, 2015			At December 31, 2014
	Life				Accumulated	Net Book		Accumulated	Net Book
Mineral Interests	(in years)			Cost	Depreciation	Value	Cost	Depreciation	Value
Production stage	1	-	22	$713	$(528)	$185	$733	$(556)	$177
Development stage		-		215	—	215	190	—	190
Exploration stage		-		1,062	—	1,062	1,066	—	1,066
				$1,990	$(528)	$1,462	$1,989	$(556)	$1,433

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions, except per share, per ounce and per pound amounts)

Construction-in-progress at December 31, 2015 of $2,827 included $1,432 at South America primarily related to engineering and construction at Conga and infrastructure at Yanacocha, $458 related to construction at Suriname, $408 at Africa related to the Subika underground Project and Ahafo Mill expansion and other infrastructure at Akyem and Ahafo, $384 at North America related to construction at CC&V, Long Canyon and other infrastructure at Nevada and $135 at Asia Pacific related to infrastructure at Batu Hijau, Tanami, Boddington, and Kalgoorlie.

Construction-in-progress at December 31, 2014 of $2,407 included $1,327 at South America primarily related to engineering and construction at Conga and infrastructure at Yanacocha, $441 at Africa related to the Subika underground Project and Ahafo Mill expansion and other infrastructure at Akyem and Ahafo, $277 at North America related to construction of the Turf Vent Shaft and other infrastructure at Nevada, $194 related to construction at Suriname and $146 at Asia Pacific related to infrastructure at Kalgoorlie, Boddington, Tanami, Waihi, and Batu Hijau.

Impairment of long-lived assets totaled $56, $26 and $4,352 for 2015, 2014 and 2013, respectively. Refer to Note 6 for more information.

NOTE 23    DEBT

	At December 31, 2015		At December 31, 2014
	Current	Non‑Current	Current	Non‑Current
2017 Convertible Senior Notes, net of discount	$—	$536	$—	$513
2019 Term Loan	—	275	—	475
2019 Senior Notes, net of discount	—	898	—	898
2022 Senior Notes, net of discount	—	1,492	—	1,492
2035 Senior Notes, net of discount	—	598	—	598
2039 Senior Notes, net of discount	—	1,088	—	1,088
2042 Senior Notes, net of discount	—	992	—	993
Ahafo Project Finance Facility	—	—	10	15
PTNNT Revolving Credit Facility	140	190	155	400
Other	9	18	1	8
	$149	$6,087	$166	$6,480

Scheduled minimum debt repayments are $143 in 2016, $765 in 2017, $nil in 2018, $1,175 in 2019, $nil in 2020 and $4,200 thereafter. Scheduled minimum capital lease repayments are $6 in 2016, $6 in 2017, $4 in 2018, $4 in 2019, $1 in 2020 and $2 thereafter.

With the exception of the PTNNT Revolving Credit Facility and capital leases, all outstanding senior notes and the corporate term loan are unsecured and rank equally with one another.

Corporate Revolving Credit Facilities

In May 2011, the Company entered into a $2,500 revolving credit facility which was subsequently increased to $3,000. The facility is with a syndicate of commercial banks, provides for borrowings in U.S. dollars and contains a letter of credit-sub facility. Facility fees vary based on the credit ratings of the Company’s senior, uncollateralized, long-term debt. Borrowings under the facility bear interest at a market based rate plus a margin determined by the Company’s credit rating. During 2015, the credit facility was extended to March 3, 2020. Fees and other debt issuance costs related to the extension of the facility were capitalized and will be amortized over the term of the facility. At December 31, 2015, the Company had no borrowings outstanding under the facility. There was $87 and $141 outstanding on the sub-facility letters of credit at December 31, 2015 and 2014, respectively.

In September 2013, the Company entered into a Letter of Credit Facility Agreement (“LC Agreement”) with BNP Paribas, New York Branch. The LC Agreement established a $175 letter of credit facility for a three year period to

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions, except per share, per ounce and per pound amounts)

support reclamation obligations. The LC agreement had a balance of $153 and $172 at December 31, 2015 and 2014, respectively.

2017 Convertible Senior Notes

In July 2007, the Company issued $575 uncollateralized convertible senior notes, maturing on July 15, 2017, for net proceeds of $563. The 2017 notes pay interest semi-annually at a rate of 1.63% per annum. The effective interest rate is 6.25%. The notes are convertible, at the holder’s option, at a conversion price of $44.71 per share of common stock. Upon conversion, the principal amount and all accrued interest will be repaid in cash and any conversion premium will be settled in shares of our common stock or, at our election, cash or any combination of cash and shares of our common stock. In connection with the convertible senior notes offering, the Company entered into Call Spread Transactions. The Call Spread Transactions included the purchase of call options and the sale of warrants. As a result of the Call Spread Transactions, the conversion price of $44.71 was effectively increased to $58.32. The Company is not entitled to redeem the notes prior to their stated maturity dates. Using prevailing interest rates on similar instruments, the estimated fair value of the 2017 senior notes was $528 and $527 at December 31, 2015 and 2014, respectively. The foregoing fair value estimate was prepared with the assistance of an independent third party and may or may not reflect the actual trading value of this debt.

The Company’s Consolidated Balance Sheets report the following related to the 2017 convertible senior note:

	At December 31,
	2015	2014
Additional paid-in capital	$123	$123

Principal amount	$575	$575
Unamortized debt discount	(39)	(62)
Net carrying amount	$536	$513

For the years ended December 31, 2015, 2014, and 2013, the Company recorded $9, $13, and $17 of interest expense for the contractual interest coupon and $23, $36, and $46 of amortization of the debt discount, respectively, related to the convertible senior note. The 2014 and 2013 balances included interest expense of $4 and $7, respectively, and amortization of the debt discount of $14 and $25, respectively, relating to the 2014 Convertible Senior Notes which matured in July of 2014. At December 31, 2015, the conversion price exceeded the Company’s stock price and other limited circumstances required for conversion were not met, and as a result the bondholders did not have the option to convert the senior notes.

2019 Term Loan

In July 2014, the Company borrowed $575 under an uncollateralized term loan facility entered into with a syndicate of banks. The interest rate on the term loan ranged from 1.57% to 1.82% in 2015 and 1.56% to 1.63% in 2014. The interest rate is based on factors including the Company’s credit rating and the LIBOR tenor selected for the borrowing. Fees and other debt issuance costs related to the facility were capitalized and will be amortized over the term of the debt. In November 2014 and March 2015, the Company paid $100 and $200, respectively, toward the principal amount due on the term loan. No premiums were paid as a result of either payment. The par value of the term loan is currently $275 and matures in 2019.

2019 and 2039 Senior Notes

In September 2009, the Company completed a two part public offering of $900 and $1,100 uncollateralized senior notes maturing on October 1, 2019 and October 1, 2039, respectively. Net proceeds from the 2019 and 2039 notes were $895 and $1,080, respectively. The 2019 notes pay interest semi-annually at a rate of 5.13% per annum and the 2039

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions, except per share, per ounce and per pound amounts)

notes pay semi-annual interest of 6.25% per annum. Using prevailing interest rates on similar instruments, the estimated fair value of the 2019 and 2039 senior notes was $924 and $886, respectively, at December 31, 2015 and $971 and $1,105, respectively, at December 31, 2014. The foregoing fair value estimates were prepared with the assistance of an independent third party and may or may not reflect the actual trading value of this debt.

2035 Senior Notes

In March 2005, Newmont issued uncollateralized senior notes with a principal amount of $600 due April 2035 bearing an annual interest rate of 5.88%. Interest on the notes is paid semi-annually in April and October. Using prevailing interest rates on similar instruments, the estimated fair value of these senior notes was $482 and $599 at December 31, 2015 and 2014, respectively. The foregoing fair value estimate was prepared with the assistance of an independent third party and may or may not reflect the actual trading value of this debt.

2022 and 2042 Senior Notes

In March 2012, the Company completed a two part public offering of $1,500 and $1,000 uncollateralized Senior Notes maturing on March 15, 2022 and March 15, 2042, respectively. Net proceeds from the 2022 and 2042 Senior Notes were $1,479 and $983, respectively. The 2022 Senior Notes pay interest semi-annually at a rate of 3.50% per annum and the 2042 Senior Notes pay semi-annual interest of 4.88% per annum. Using prevailing interest rates on similar instruments, the estimated fair value of the 2022 and 2042 senior notes was $1,341 and $732, respectively, at December 31, 2015 and $1,412 and $877, respectively, at December 31, 2014. The foregoing fair value estimates were prepared with the assistance of an independent third party and may or may not reflect the actual trading value of this debt.

Subsidiary Financings

Ahafo Project Finance Facility

In June 2015, the Company paid the remaining outstanding balance of $25 of the Ahafo Project Finance Facility.

PTNNT Revolving Credit Facility

Effective May 27, 2011, PTNNT entered into a $600 reducing revolving credit facility with a syndicate of banks. This reducing revolving facility provides for borrowings in U.S. dollars. The facility matures in March 2017. The facility is non-recourse to Newmont and certain assets of PTNNT are pledged as collateral. Borrowings under the facility bear interest at a rate per annum equal to LIBOR plus a margin of 4.00%. Commitment fees currently accrue on the daily average unused amount of the commitment of each lender at an annual rate of 2.00%. A one-time arrangement fee and other debt issuance costs of $22 related to the facility were capitalized and will be amortized over the term of the debt. At December 31, 2015, the balance of the other debt issuance costs, net of amortization was $5. In 2015, the Company made payments to this facility of $225, leaving a principal balance of $330 at December 31, 2015.

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

At December 31, 2015 and 2014, the Company and its related entities were in compliance with all debt covenants and provisions related to potential defaults.

NOTE 24    OTHER LIABILITIES

	At December 31,
	2015	2014
Other current liabilities:
Accrued capital expenditures	$121	$59
Accrued operating costs	105	99
Reclamation and remediation liabilities	71	83
Accrued interest	71	71
Royalties	63	67
Derivative instruments	63	72
Holt property royalty	10	12
Taxes other than income and mining	9	21
Refinery metal payable and liabilities	—	606
Deferred income tax	—	132
Other	27	23
	$540	$1,245

Other long-term liabilities:
Holt property royalty	$119	$167
Income and mining taxes	78	79
Power supply agreements	31	35
Derivative instruments	29	53
Social development obligations	29	29
Boddington contingent consideration	10	10
Other	14	22
	$310	$395

On July 24, 2015, the Company completed the sale of its 60.64% ownership interest in EGR. Liabilities related to EGR were included above in Refinery metal payable and liabilities.

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions, except per share, per ounce and per pound amounts)

NOTE 25    RECLASSIFICATIONS OUT OF ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

			Pension and	Changes in
	Unrealized	Foreign	other	fair value of
	(loss) on	currency	post‑retirement	cash flow
	marketable	translation	benefit	hedge
	securities, net	adjustments	adjustments	instruments	Total
Balance at December 31, 2013	$(35)	$145	$(124)	$(168)	$(182)
Change in other comprehensive income (loss) before reclassifications	(119)	(18)	(133)	(41)	(311)
Reclassifications from accumulated other comprehensive income (loss)	12	—	8	(5)	15
Net current-period other comprehensive income (loss)	(107)	(18)	(125)	(46)	(296)
Balance at December 31, 2014	$(142)	$127	$(249)	$(214)	$(478)
Change in other comprehensive income (loss) before reclassifications	(8)	(11)	24	(42)	(37)
Reclassifications from accumulated other comprehensive income (loss)	107	—	18	56	181
Net current-period other comprehensive income (loss)	99	(11)	42	14	144
Balance at December 31, 2015	$(43)	$116	$(207)	$(200)	$(334)

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)		Affected Line Item in the Statements of Consolidated Operations
	Years Ended December 31,
	2015	2014
Marketable securities adjustments:
Sale of marketable securities	$—	$(5)	Other income, net
Impairment of marketable securities	107	17	Other income, net
Total before tax	107	12
Tax benefit (expense)	—	—
Net of tax	$107	$12
Pension and other post-retirement benefit adjustments:
Amortization	$25	$5	(1)
Settlement	3	7	Other expense, net
Total before tax	28	12
Tax benefit (expense)	(10)	(4)
Net of tax	$18	$8

Hedge instruments adjustments:
Operating cash flow hedges (effective portion)	$66	$(28)	Costs applicable to sales
Operating cash flow hedges (ineffective portion)	(2)	4	Other income, net
Capital cash flow hedges	—	1	Depreciation and Amortization
Forward starting swap hedges	18	18	Interest expense, net
Total before tax	82	(5)
Tax benefit (expense)	(26)	—
Net of tax	$56	$(5)
Total reclassifications for the period, net of tax	$181	$15

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

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions, except per share, per ounce and per pound amounts)

NOTE 26    NET CHANGE IN OPERATING ASSETS AND LIABILITIES

Net cash provided by operating activities attributable to the net change in operating assets and liabilities is composed of the following:

	Years Ended December 31,
	2015	2014	2013
Decrease (increase) in operating assets:
Trade and other accounts receivables	$(16)	$86	$245
Inventories, stockpiles and ore on leach pads	(270)	(525)	(755)
EGR refinery and other assets	(36)	41	475
Other assets	56	(2)	(37)
Increase (decrease) in operating liabilities:
Accounts payable and other accrued liabilities	(39)	(187)	(480)
EGR refinery and other liabilities	36	(41)	(475)
Reclamation liabilities	(67)	(70)	(59)
	$(336)	$(698)	$(1,086)

NOTE 27    SUPPLEMENTAL CASH FLOW INFORMATION

	Years Ended December 31,
	2015	2014	2013
Income and mining taxes paid, net of refunds	$223	$187	$361
Interest paid, net of amounts capitalized	$327	$291	$247

Non-cash Investing Activities

During 2014, Newmont sold La Herradura which resulted in a non-cash settlement of $27. Also during 2014, Newmont received warrants as a portion of the proceeds from the sale of Midas which resulted in a non-cash increase to Investments of $6 and Newmont received mineral interests as a portion of the proceeds from the sale of McCoy Cove valued at $2.

NOTE 28    OPERATING LEASE COMMITMENTS

The Company leases certain assets, such as equipment and facilities, under operating leases expiring at various dates through 2025. Future minimum annual lease payments are $13 in 2016, $12 in 2017, $7 in 2018, $6 in 2019, $5 in 2020 and $2 thereafter, totaling $45. Rent expense for 2015, 2014 and 2013 was $45, $53 and $52, respectively.

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

	Year Ended December 31, 2015
	(Issuer)	(Guarantor)	(Non-Guarantor)		Newmont
	Newmont				Mining
	Mining	Newmont	Other		Corporation
Condensed Consolidating Statement of Operation	Corporation	USA	Subsidiaries	Eliminations	Consolidated

Sales	$—	$1,829	$5,900	$—	$7,729
Costs and expenses
Costs applicable to sales (1)	—	1,223	3,089	—	4,312
Depreciation and amortization	4	319	916	—	1,239
Reclamation and remediation	—	25	241	—	266
Exploration	—	30	126	—	156
Advanced projects, research and development	—	12	121	—	133
General and administrative	—	60	123	—	183
Impairment of long-lived assets	—	4	52	—	56
Other expense, net	—	43	178	—	221
	4	1,716	4,846	—	6,566
Other income (expense)
Other income, net	(10)	29	109	—	128
Interest income - intercompany	130	8	23	(161)	—
Interest expense - intercompany	(20)	—	(141)	161	—
Interest expense, net	(289)	(7)	(29)	—	(325)
	(189)	30	(38)	—	(197)
Income (loss) before income and mining tax and other items	(193)	143	1,016	—	966
Income and mining tax benefit (expense)	67	(10)	(701)	—	(644)
Equity income (loss) of affiliates	346	(304)	(7)	(80)	(45)
Income (loss) from continuing operations	220	(171)	308	(80)	277
Income (loss) from discontinued operations	—	—	27	—	27
Net income (loss)	220	(171)	335	(80)	304
Net loss (income) attributable to noncontrolling interests	—	—	(144)	60	(84)
Net income (loss) attributable to Newmont stockholders	$220	$(171)	$191	$(20)	$220
Comprehensive income (loss)	$364	$(127)	$422	$(211)	$448
Comprehensive loss (income) attributable to noncontrolling interests	—	—	(139)	55	(84)
Comprehensive income (loss) attributable to Newmont stockholders	$364	$(127)	$283	$(156)	$364

(1)	Excludes Depreciation and amortization and Reclamation and remediation.

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions, except per share, per ounce and per pound amounts)

	Year Ended December 31, 2014
	(Issuer)	(Guarantor)	(Non-Guarantor)		Newmont
	Newmont				Mining
	Mining	Newmont	Other		Corporation
Condensed Consolidating Statement of Operation	Corporation	USA	Subsidiaries	Eliminations	Consolidated

Sales	$—	$1,970	$5,322	$—	$7,292
Costs and expenses
Costs applicable to sales (1)	—	1,216	3,241	—	4,457
Depreciation and amortization	4	268	957	—	1,229
Reclamation and remediation	—	14	140	—	154
Exploration	—	24	140	—	164
Advanced projects, research and development	—	34	127	—	161
General and administrative	—	93	93	—	186
Impairment of long-lived assets	—	3	23	—	26
Other expense, net	—	47	158	—	205
	4	1,699	4,879	—	6,582
Other income (expense)
Other income, net	(28)	113	72	—	157
Interest income - intercompany	130	—	12	(142)	—
Interest expense - intercompany	(11)	—	(131)	142	—
Interest expense, net	(317)	(6)	(38)	—	(361)
	(226)	107	(85)	—	(204)
Income (loss) before income and mining tax and other items	(230)	378	358	—	506
Income and mining tax benefit (expense)	80	(94)	(119)	—	(133)
Equity income (loss) of affiliates	658	(104)	(15)	(543)	(4)
Income (loss) from continuing operations	508	180	224	(543)	369
Income (loss) from discontinued operations	—	—	(40)	—	(40)
Net income (loss)	508	180	184	(543)	329
Net loss (income) attributable to noncontrolling interests	—	—	209	(30)	179
Net income (loss) attributable to Newmont stockholders	$508	$180	$393	$(573)	$508
Comprehensive income (loss)	$212	$38	$64	$(286)	$28
Comprehensive loss (income) attributable to noncontrolling interests	—	—	214	(30)	184
Comprehensive income (loss) attributable to Newmont stockholders	$212	$38	$278	$(316)	$212

(1)	Excludes Depreciation and amortization and Reclamation and remediation.

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions, except per share, per ounce and per pound amounts)

	Year Ended December 31, 2013
	(Issuer)	(Guarantor)	(Non-Guarantor)		Newmont
	Newmont				Mining
	Mining	Newmont	Other		Corporation
Condensed Consolidating Statement of Operation	Corporation	USA	Subsidiaries	Eliminations	Consolidated
Sales	$—	$2,356	$6,058	$—	$8,414
Costs and expenses
Costs applicable to sales (1)	—	1,151	4,148	—	5,299
Depreciation and amortization	—	223	1,139	—	1,362
Reclamation and remediation	—	9	72	—	81
Exploration	—	46	201	—	247
Advanced projects, research and development	—	45	177	—	222
General and administrative	—	101	102	—	203
Impairment of long-lived assets	—	—	4,352	—	4,352
Other expense, net	—	69	231	—	300
	—	1,644	10,422	—	12,066
Other income (expense)
Other income, net	(4)	15	338	—	349
Interest income - intercompany	144	23	21	(188)	—
Interest expense - intercompany	(9)	—	(179)	188	—
Interest expense, net	(291)	(10)	(2)	—	(303)
	(160)	28	178	—	46
Income (loss) before income and mining tax and other items	(160)	740	(4,186)	—	(3,606)
Income and mining tax benefit (expense)	56	(224)	923	—	755
Equity Income (loss) of affiliates	(2,430)	(252)	(334)	3,011	(5)
Income (loss) from continuing operations	(2,534)	264	(3,597)	3,011	(2,856)
Income (loss) from discontinued operations	—	—	61	—	61
Net income (loss)	(2,534)	264	(3,536)	3,011	(2,795)
Net loss (income) attributable to noncontrolling interests	—	—	478	(217)	261
Net income (loss) attributable to Newmont stockholders	$(2,534)	$264	$(3,058)	$2,794	$(2,534)
Comprehensive income (loss)	$(3,206)	$409	$(4,363)	$3,694	$(3,466)
Comprehensive loss (income) attributable to noncontrolling interests	—	—	477	(217)	260
Comprehensive income (loss) attributable to Newmont stockholders	$(3,206)	$409	$(3,886)	$3,477	$(3,206)

(1)	Excludes Depreciation and amortization and Reclamation and remediation.

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions, except per share, per ounce and per pound amounts)

	Year Ended December 31, 2015
	(Issuer)	(Guarantor)	(Non-Guarantor)		Newmont
	Newmont				Mining
	Mining	Newmont	Other		Corporation
Condensed Consolidating Statement of Cash Flows	Corporation	USA	Subsidiaries	Eliminations	Consolidated
Operating activities:
Net income (loss)	$220	$(171)	$335	$(80)	$304
Adjustments	(262)	869	1,502	80	2,189
Net change in operating assets and liabilities	49	(276)	(109)	—	(336)
Net cash provided by continuing operating activities	7	422	1,728	—	2,157
Net cash used in discontinued operations	—	—	(12)	—	(12)
Net cash provided by operating activities	7	422	1,716	—	2,145
Investing activities:
Additions to property, plant and mine development	—	(326)	(1,075)	—	(1,401)
Acquisitions, net	(821)	—	(2)	—	(823)
Sales of investments	—	25	4	—	29
Proceeds from sale of other assets	102	18	83	—	203
Other	—	—	(49)	—	(49)
Net cash used in investing activities	(719)	(283)	(1,039)	—	(2,041)
Financing activities:
Repayment of debt	(200)	(2)	(252)	—	(454)
Net intercompany borrowings (repayments)	291	(57)	(234)	—	—
Proceeds from stock issuance, net	675	—	—	—	675
Sale of noncontrolling interests	—	3	34	—	37
Funding from noncontrolling interests	—	—	109	—	109
Acquisition of noncontrolling interests	—	—	(8)	—	(8)
Dividends paid to noncontrolling interests	—	—	(3)	—	(3)
Dividends paid to common stockholders	(52)	—	—	—	(52)
(Increase) decrease in restricted cash and other	(2)	1	(7)	—	(8)
Net cash used in financing activities	712	(55)	(361)	—	296
Effect of exchange rate changes on cash	—	—	(21)	—	(21)
Net change in cash and cash equivalents	—	84	295	—	379
Cash and cash equivalents at beginning of period	—	1,097	1,306	—	2,403
Cash and cash equivalents at end of period	$—	$1,181	$1,601	$—	$2,782

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions, except per share, per ounce and per pound amounts)

	Year Ended December 31, 2014
	(Issuer)	(Guarantor)	(Non-Guarantor)		Newmont
	Newmont				Mining
	Mining	Newmont	Other		Corporation
Condensed Consolidating Statement of Cash Flows	Corporation	USA	Subsidiaries	Eliminations	Consolidated
Operating activities:
Net income (loss)	$508	$180	$184	$(543)	$329
Adjustments	(626)	240	1,663	543	1,820
Net change in operating assets and liabilities	(92)	(223)	(383)	—	(698)
Net cash provided by (used in) continuing operating activities	(210)	197	1,464	—	1,451
Net cash used in discontinued operations	—	—	(13)	—	(13)
Net cash provided by (used in) operating activities	(210)	197	1,451	—	1,438
Investing activities:
Additions to property, plant and mine development	—	(395)	(715)	—	(1,110)
Acquisitions, net	—	—	(28)	—	(28)
Sales of investments	25	—	—	—	25
Purchases of investments	—	(25)	(1)	—	(26)
Proceeds from sale of other assets	—	468	193	—	661
Other	—	(6)	(23)	—	(29)
Net cash provided by (used in) investing activities	25	42	(574)	—	(507)
Financing activities:
Proceeds from debt, net	567	—	34	—	601
Repayment of debt	(675)	(1)	(10)	—	(686)
Net intercompany borrowings (repayments)	407	323	(730)	—	—
Sale of noncontrolling interests	—	108	71	—	179
Acquisition of noncontrolling interests	—	—	(9)	—	(9)
Dividends paid to noncontrolling interests	—	—	(4)	—	(4)
Dividends paid to common stockholders	(114)	—	—	—	(114)
(Increase) decrease in restricted cash and other	—	—	(32)	—	(32)
Net cash provided by (used in) financing activities	185	430	(680)	—	(65)
Effect of exchange rate changes on cash	—	—	(18)	—	(18)
Net change in cash and cash equivalents	—	669	179	—	848
Cash and cash equivalents at beginning of period	—	428	1,127	—	1,555
Cash and cash equivalents at end of period	$—	$1,097	$1,306	$—	$2,403

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions, except per share, per ounce and per pound amounts)

	Year Ended December 31, 2013
	(Issuer)	(Guarantor)	(Non-Guarantor)		Newmont
	Newmont				Mining
	Mining	Newmont	Other		Corporation
Condensed Consolidating Statement of Cash Flows	Corporation	USA	Subsidiaries	Eliminations	Consolidated
Operating activities:
Net income (loss)	$(2,534)	$264	$(3,536)	$3,011	$(2,795)
Adjustments	2,512	836	5,119	(3,025)	5,442
Net change in operating assets and liabilities	(24)	(245)	(817)	—	(1,086)
Net cash provided by (used in) continuing operating activities	(46)	855	766	(14)	1,561
Net cash used in discontinued operations	—	—	(18)	—	(18)
Net cash provided by (used in) operating activities	(46)	855	748	(14)	1,543
Investing activities:
Additions to property, plant and mine development	—	(441)	(1,459)	—	(1,900)
Acquisitions, net	—	—	(13)	—	(13)
Sales of investments	—	—	589	—	589
Purchases of investments	—	—	(1)	—	(1)
Proceeds from sale of other assets	—	—	63	—	63
Other	—	—	(51)	—	(51)
Net cash used in investing activities	—	(441)	(872)	—	(1,313)
Financing activities:
Proceeds from debt, net	1,024	—	514	—	1,538
Repayment of debt	(1,024)	—	(126)	—	(1,150)
Net intercompany borrowings (repayments)	655	(328)	(327)	—	—
Proceeds from stock issuance, net	2	—	—	—	2
Sale of noncontrolling interests	—	—	32	—	32
Acquisition of noncontrolling interests	—	—	(17)	—	(17)
Dividends paid to noncontrolling interests	—	—	(2)	—	(2)
Dividends paid to common stockholders	(610)	—	(14)	14	(610)
(Increase) decrease in restricted cash and other	(1)	—	(4)	—	(5)
Net cash provided by (used in) financing activities	46	(328)	56	14	(212)
Effect of exchange rate changes on cash	—	—	(24)	—	(24)
Net change in cash and cash equivalents	—	86	(92)	—	(6)
Cash and cash equivalents at beginning of period	—	342	1,219	—	1,561
Cash and cash equivalents at end of period	$—	$428	$1,127	$—	$1,555

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions, except per share, per ounce and per pound amounts)

	At December 31, 2015
	(Issuer)	(Guarantor)	(Non-Guarantor)		Newmont
	Newmont				Mining
	Mining	Newmont	Other		Corporation
Condensed Consolidating Balance Sheet	Corporation	USA	Subsidiaries	Eliminations	Consolidated
Assets
Cash and cash equivalents	$—	$1,181	$1,601	$—	$2,782
Trade receivables	—	31	229	—	260
Other accounts receivables	—	—	185	—	185
Intercompany receivable	4,587	6,212	8,101	(18,900)	—
Investments	—	—	19	—	19
Inventories	—	158	552	—	710
Stockpiles and ore on leach pads	—	201	695	—	896
Deferred income tax assets	—	—	—	—	—
Other current assets	—	53	78	—	131
Current assets	4,587	7,836	11,460	(18,900)	4,983
Property, plant and mine development, net	26	3,179	11,136	(38)	14,303
Investments	—	15	387	—	402
Investments in subsidiaries	15,650	3,886	2,820	(22,356)	—
Stockpiles and ore on leach pads	—	621	2,379	—	3,000
Deferred income tax assets	223	757	1,228	(490)	1,718
Long-term intercompany receivable	1,742	434	108	(2,284)	—
Other long-term assets	41	253	482	—	776
Total assets	$22,269	$16,981	$30,000	$(44,068)	$25,182
Liabilities
Debt	$—	$3	$146	$—	$149
Accounts payable	—	78	318	—	396
Intercompany payable	4,888	5,495	8,517	(18,900)	—
Employee-related benefits	—	136	157	—	293
Income and mining taxes	—	—	38	—	38
Other current liabilities	70	133	337	—	540
Current liabilities	4,958	5,845	9,513	(18,900)	1,416
Debt	5,880	7	200	—	6,087
Reclamation and remediation liabilities	—	231	1,569	—	1,800
Deferred income tax liabilities	—	85	1,245	(490)	840
Employee-related benefits	—	283	154	—	437
Long-term intercompany payable	81	—	2,241	(2,322)	—
Other long-term liabilities	—	37	273	—	310
Total liabilities	10,919	6,488	15,195	(21,712)	10,890
Equity
Newmont stockholders’ equity	11,350	10,493	10,202	(20,695)	11,350
Noncontrolling interests	—	—	4,603	(1,661)	2,942
Total equity	11,350	10,493	14,805	(22,356)	14,292
Total liabilities and equity	$22,269	$16,981	$30,000	$(44,068)	$25,182

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions, except per share, per ounce and per pound amounts)

	At December 31, 2014
	(Issuer)	(Guarantor)	(Non-Guarantor)		Newmont
	Newmont				Mining
	Mining	Newmont	Other		Corporation
Condensed Consolidating Balance Sheet	Corporation	USA	Subsidiaries	Eliminations	Consolidated
Assets
Cash and cash equivalents	$—	$1,097	$1,306	$—	$2,403
Trade receivables	—	23	163	—	186
Other accounts receivables	—	21	269	—	290
Intercompany receivable	4,058	6,027	6,698	(16,783)	—
Investments	—	25	48	—	73
Inventories	—	157	543	—	700
Stockpiles and ore on leach pads	—	201	465	—	666
Deferred income tax assets	3	153	84	—	240
Other current assets	—	95	786	—	881
Current assets	4,061	7,799	10,362	(16,783)	5,439
Property, plant and mine development, net	28	3,190	10,473	(41)	13,650
Investments	—	13	321	—	334
Investments in subsidiaries	14,553	4,121	2,822	(21,496)	—
Stockpiles and ore on leach pads	—	580	2,240	—	2,820
Deferred income tax assets	275	535	1,470	(490)	1,790
Long-term intercompany receivable	1,968	220	700	(2,888)	—
Other long-term assets	48	238	597	—	883
Total assets	$20,933	$16,696	$28,985	$(41,698)	$24,916
Liabilities
Debt	$—	$1	$165	$—	$166
Accounts payable	—	60	346	—	406
Intercompany payable	4,299	5,034	7,450	(16,783)	—
Employee-related benefits	—	141	166	—	307
Income and mining taxes	—	—	74	—	74
Other current liabilities	67	176	1,002	—	1,245
Current liabilities	4,366	5,412	9,203	(16,783)	2,198
Debt	6,055	5	420	—	6,480
Reclamation and remediation liabilities	—	236	1,370	—	1,606
Deferred income tax liabilities	—	43	1,103	(490)	656
Employee-related benefits	—	343	149	—	492
Long-term intercompany payable	238	—	2,691	(2,929)	—
Other long-term liabilities	—	37	358	—	395
Total liabilities	10,659	6,076	15,294	(20,202)	11,827
Equity
Newmont stockholders’ equity	10,274	10,620	9,225	(19,845)	10,274
Noncontrolling interests	—	—	4,466	(1,651)	2,815
Total equity	10,274	10,620	13,691	(21,496)	13,089
Total liabilities and equity	$20,933	$16,696	$28,985	$(41,698)	$24,916

NOTE 30    COMMITMENTS AND CONTINGENCIES

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

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions, except per share, per ounce and per pound amounts)

Operating Segments

The Company’s operating segments are identified in Note 4. Except as noted in this paragraph, all of the Company’s commitments and contingencies specifically described herein are included in Corporate and Other in Note 4. The Yanacocha matters relate to the South America reportable segment. The PTNNT matters relate to the Asia Pacific reportable segment. The Fronteer matters relate to the North America reportable segment.

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

Estimated future reclamation costs are based principally on legal and regulatory requirements. At December 31, 2015 and 2014, $1,553 and $1,497, respectively, were accrued for reclamation costs relating to currently or recently producing mineral properties in accordance with asset retirement obligation guidance. The current portions of $37 and $42 at December 31, 2015 and 2014, respectively, are included in Other current liabilities.

In addition, the Company is involved in several matters concerning environmental obligations associated with former mining activities. Generally, these matters concern developing and implementing remediation plans at the various sites involved. The Company believes that the related environmental obligations associated with these sites are similar in nature with respect to the development of remediation plans, their risk profile and the compliance required to meet general environmental standards. Based upon the Company’s best estimate of its liability for these matters, $318 and $192 were accrued for such obligations at December 31, 2015 and 2014, respectively. These amounts are included in Other current liabilities and Reclamation and remediation liabilities. Depending upon the ultimate resolution of these matters, the Company believes that it is reasonably possible that the liability for these matters could be as much as 40% greater or 1% lower than the amount accrued at December 31, 2015. The amounts accrued are reviewed periodically based upon facts and circumstances available at the time. Changes in estimates are recorded in Reclamation and remediation in the period estimates are revised.

Details about certain of the more significant matters involved are discussed below.

Newmont USA Limited - 100% Newmont Owned

Ross-Adams Mine Site. By letter dated June 5, 2007, the U.S. Forest Service notified Newmont that it had expended approximately $0.3 in response costs to address environmental conditions at the Ross-Adams mine in Prince of Wales, Alaska, and requested Newmont USA Limited pay those costs and perform an Engineering Evaluation/Cost Analysis (“EE/CA”) to assess what future response activities might need to be completed at the site. Newmont agreed to perform the EE/CA, which has been provided to the U.S. Forest Service. It is expected that the U.S. Forest Service will issue an action memo in 2016, which Newmont will assess at that time. Newmont intends to vigorously defend any formal claims, if any, by the EPA and cannot reasonably predict the likelihood or outcome of any future action against it arising from this matter.

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions, except per share, per ounce and per pound amounts)

Dawn Mining Company LLC (“Dawn”) - 51% Newmont Owned

Midnite Mine Site and Mill Site. Dawn previously leased an open pit uranium mine, currently inactive, on the Spokane Indian Reservation in the State of Washington. The mine site is subject to regulation by agencies of the U.S. Department of Interior (the Bureau of Indian Affairs and the Bureau of Land Management), as well as the United States Environmental Protection Agency (“EPA”).

As per the Consent Decree approved by the U.S. District Court for the Eastern District of Washington on January 17, 2012,  the following actions were required of Newmont, Dawn, the Department of the Interior and the EPA: 1) Newmont and Dawn would design, construct and implement the cleanup plan selected by the EPA in 2006 for the Midnite Mine site; 2) Newmont and Dawn would reimburse the EPA for its costs associated with overseeing the work; 3) the Department of the Interior would contribute a lump sum amount toward past EPA costs and future costs related to the cleanup of the Midnite Mine site; 4) Newmont and Dawn would be responsible for all other EPA oversight costs and Midnite Mine site cleanup costs; and 5) Newmont would post a surety bond for work at the site.

During 2012, the Department of Interior contributed its share of past EPA costs and future costs related to the cleanup of the Midnite Mine site in a lump sum payment of $42, which Newmont classified as restricted cash with interest on the consolidated balance sheets for all periods presented. Additionally in 2012, Newmont initiated the remedial design process and subsequently submitted interim process update reports at the 30% design, 60% design and 90% design level of completion, which were approved by the EPA in July 2012, April 2014 and April 2015, respectively. Upon approval by the EPA of the 90% design coupled with the resolution of uncertainties regarding site access and material use, the expected remediation design was reasonably certain and Newmont commissioned an independent cost estimate of the overall project costs based on the 90% design. The cost estimate was received in November 2015 and was used as the basis to update the reclamation liability for the Midnite Mine site and Mill site to approximately $221 at December 31, 2015.

Other Legal Matters

Minera Yanacocha S.R.L. - 51.35% Newmont Owned

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

Administrative Actions. The Peruvian government agency responsible for environmental evaluation and inspection, Organismo Evaluacion y Fiscalizacion Ambiental (“OEFA”), conducts periodic reviews of the Yanacocha site. In 2011, 2012, and 2013, and the first quarter of 2015, OEFA issued notices of alleged violations of OEFA standards to Yanacocha and Conga relating to past inspections. Total fines for all outstanding OEFA alleged violations remain dependent upon the number of units associated with the alleged violations. In the first quarter of 2015, the water authority of Cajamarca issued notices of alleged regulatory violations. The alleged OEFA violations currently range from zero to 90,112 units and the water authority alleged violations range from zero to 20,000 units, with each unit having a potential fine equivalent to approximately $.00116 ($0 to $127). Yanacocha and Conga are responding to all notices of alleged violations, but cannot reasonably predict the outcome of the agency allegations.

During the first quarter of 2015, the Peruvian government agency responsible for certain environmental regulations, Ministry of the Environment ("MINAM"), issued proposed in-stream water quality criteria pursuant to which MINAM may require mining companies, including Yanacocha, to comply. These criteria would modify the in-stream water quality criteria, pursuant to which Yanacocha has been designing water treatment processes and infrastructure, with a compliance deadline of December 2015. The proposed criteria may require additional and potentially different water treatment infrastructure from that required under the December 2015 compliance deadline. Yanacocha appealed for an extension to the December 2015 compliance deadline for these previously announced in-stream water quality criteria and the mining counsel rejected the appeal finding that the legal article provides for compliance by December 2015. However, the mining council decision included a finding that it is not possible for mining companies to comply with the MINAM modified requirements by December 2015. Yanacocha filed an appeal of the decision of the mining council in court. The Ministry of Environment published a new regulation with new compliance standards in December 2015 providing for a process to submit an adaption plan to the new standards with the relevant environmental authority for review and approval. There is an initial one year period to present the adaption plan and a three year period to achieve compliance after approval of the adaptation plan by the relevant environmental authority. Yanacocha is evaluating this new regulation and whether or not to proceed with the existing appeal. Yanacocha is assessing redesign and treatment options in connection with the recently proposed criteria. See Item 1A, Risk Factors for a description of risks relating to hazards and uncertainties associates with mining and compliance with increasing environmental regulations.

Conga Project Constitutional Claim. On October 18, 2012, Marco Antonio Arana Zegarra filed a constitutional claim against the Ministry of Energy and Mines and Yanacocha requesting the Court to order the suspension of Conga Project as well as to declare not applicable the October 27, 2010, directorial resolution approving the Conga Project Environmental Impact Assessment (“EIA”). On October 23, 2012, a Cajamarca judge dismissed the claims based on formal grounds finding that: 1) plaintiffs had not exhausted previous administrative proceedings; 2) the directorial resolution approving the Conga EIA is valid, and was not challenged when issued in the administrative proceedings; 3) there was inadequate evidence to conclude that the Conga Project is a threat to the constitutional right of living in an adequate environment and 4) the directorial resolution approving the Conga Project EIA does not guarantee that the Conga Project will proceed, so there was no imminent threat to be addressed by the Court. The plaintiffs appealed the dismissal of the case. The Civil Court of the Superior Court of Cajamarca confirmed the above mentioned resolution and the plaintiff presented an appeal. On March 13, 2015, the Constitutional Court published its ruling stating that the case should be sent back to the first court with an order to formally admit the case and start the judicial process in order to review the claim and the proofs presented by the plaintiff. Yanacocha has answered the claim. Neither the Company nor Yanacocha can reasonably predict the outcome of this litigation.

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions, except per share, per ounce and per pound amounts)

Yanacocha Tax Dispute. In 2000, Yanacocha paid Buenaventura and Minas Conga S.R.L. a total of $29 to assume their respective contractual positions in mining concession agreements with Chaupiloma Dos de Cajamarca S.M.R.L. The contractual rights allowed Yanacocha the opportunity to conduct exploration on the concessions, but not a purchase of the concessions. The tax authority alleges that the payments to Buenaventura and Minas Conga S.R.L. were acquisitions of mining concessions requiring the amortization of the amounts under the Peru Mining Law over the life of the mine. Yanacocha expensed the amounts at issue in the initial year since the payments were not for the acquisition of a concession but rather these expenses represent the payment of an intangible and therefore, amortizable in a single year or proportionally for up to ten years according to Income Tax Law. In 2010, the tax court in Peru ruled in favor of Yanacocha and the tax authority appealed the issue to the judiciary. The first appellate court confirmed the ruling of the tax court in favor of Yanacocha. However, in November, 2015, a Superior Court in Peru made an appellate decision overturning the two prior findings in favor of Yanacocha. Yanacocha has appealed the Superior Court ruling to the Peru Supreme Court. The potential liability in this matter is in the form of fines and interest in an amount up to $70. While the Company has assessed that the likelihood of a ruling against Yanacocha in the Supreme Court as remote, it is not possible to fully predict the outcome of this litigation.

PT Newmont Nusa Tenggara – 31.5% Newmont Owned

Divestiture: Under the Batu Hijau Contract of Work, beginning in 2006 and continuing through 2010, a portion of PTNNT’s shares were required to be offered for sale, first, to the Indonesian government or, second, to Indonesian nationals, equal to the difference between the following percentages and the percentage of shares already owned by the Indonesian government or Indonesian nationals (if such number is positive): 23% by March 31, 2006; 30% by March 31, 2007; 37% by March 31, 2008; 44% by March 31, 2009; and 51% by March 31, 2010. As PT Pukuafu Indah, an Indonesian national, owned a 20% interest in PTNNT at all relevant times, in 2006, a 3% interest was required to be offered for sale and, in each of 2007 through 2010, an additional 7% interest was required to be offered (for an aggregate 31% interest). The price at which such interests were offered for sale to the Indonesian parties was the fair market value of such interest considering PTNNT as a going concern, as agreed with the Indonesian government. Following certain disputes and an arbitration with the Indonesian government, in November and December 2009, sale agreements were concluded pursuant to which the 2006, 2007 and 2008 shares were sold to PT Multi Daerah Bersaing (“PTMDB”), the nominee of the local governments, and the 2009 shares were sold to PTMDB in February 2010, resulting in PTMDB owning a 24% interest in PTNNT.

On December 17, 2010, the Ministry of Energy & Mineral Resources, acting on behalf of the Indonesian government, accepted the offer to acquire the final 7% interest in PTNNT. Subsequently, the Indonesian government designated Pusat Investasi Pemerintah (“PIP”), an agency of the Ministry of Finance, as the entity that will buy the final stake. On May 6, 2011, PIP and the foreign shareholders entered into a definitive agreement for the sale and purchase of the final 7% divestiture stake, subject to receipt of approvals from certain Indonesian government ministries. Subsequent to signing the agreement, a disagreement arose between the Ministry of Finance and the Indonesian parliament in regard to whether parliamentary approval was needed to allow PIP to make the share purchase. In July 2012, the Constitutional Court ruled that parliament approval is required for PIP to use state funds to purchase the shares, which approval was never obtained. PIP and the foreign shareholders have not further extended the period in the definitive agreement for satisfaction of the conditions. Further disputes may arise in regard to the divestiture of the 2010 shares.

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

NWG contends that, during the negotiations leading up to the lock-up agreement, Fronteer represented to NWG, among other things, that Aurora would commence uranium mining in Labrador by 2013, that this was a firm date, that Aurora faced no current environmental issues in Labrador and that Aurora’s competitors faced delays in commencing uranium mining. NWG further contends that it entered into the lock-up agreement and agreed to support Fronteer’s acquisition of NewWest Gold in reliance upon these purported representations. On October 11, 2007, less than three weeks after the Fronteer-NewWest Gold transaction closed, a member of the Nunatsiavut Assembly introduced a motion calling for the adoption of a moratorium on uranium mining in Labrador. On April 8, 2008, the Nunatsiavut Assembly adopted a three-year moratorium on uranium mining in Labrador. NWG contends that Fronteer was aware during the negotiations of the NWG/Fronteer lock-up agreement that the Nunatsiavut Assembly planned on adopting this moratorium and that its adoption would preclude Aurora from commencing uranium mining by 2013, but Fronteer nonetheless fraudulently induced NWG to enter into the lock-up agreement.

On September 24, 2012, NWG served a summons and complaint on the Company, and then amended the complaint to add Newmont Canada Holdings ULC as a defendant. The complaint also named Fronteer Gold Inc. and Mark O’Dea as defendants. The complaint sought rescission of the merger between Fronteer and NewWest Gold and $750 in damages. In August 2013 the Supreme Court of New York, New York County issued an order granting the defendants’ motion to dismiss on forum non conveniens. Subsequently, NWG filed a notice of appeal of the decision and then a notice of dismissal of the appeal on March 24, 2014.

On February 26, 2014, NWG filed a lawsuit in Ontario Superior Court of Justice against Fronteer Gold Inc., Newmont Mining Corporation, Newmont Canada Holdings ULC, Newmont FH B.V. and Mark O’Dea. The Ontario complaint is based upon substantially the same allegations contained in the New York lawsuit with claims for fraudulent and negligent misrepresentation. NWG seeks disgorgement of profits since the close of the NWG deal on September 24, 2007 and damages in the amount of CAD $1.2 billion. Newmont, along with other defendants, served the plaintiff with its statement of defense on October 17, 2014. Newmont intends to vigorously defend this matter, but cannot reasonably predict the outcome.

Other Commitments and Contingencies

The Company has minimum royalty obligations on one of its producing mines in Nevada for the life of the mine. Amounts paid as a minimum royalty (where production royalties are less than the minimum obligation) in any year are recoverable in future years when the minimum royalty obligation is exceeded. Although the minimum royalty requirement may not be met in a particular year, the Company expects that over the mine life, gold production will be sufficient to meet the minimum royalty requirements. Minimum royalty payments payable, net of recoverable amounts, are $28 in 2016, $32 in 2017 through 2020 and $19 thereafter.

On June 25, 2009, the Company completed the acquisition of the remaining 33.33% interest in Boddington from AngloGold Ashanti Australia Limited (“AngloGold”). Consideration for the acquisition consisted of $982 and a contingent royalty capped at $100, equal to 50% of the average realized operating margin (Revenue less Costs applicable to sales on a by-product basis), if any, exceeding $600 per ounce, payable quarterly beginning in the second quarter of 2010 on one-third of gold sales from Boddington. At the acquisition date, the Company estimated the fair value of the contingent consideration at $62. At December 31, 2015 and 2014, the estimated fair value of the unpaid contingent consideration was approximately $10 and $10, respectively. Changes to the estimated fair value resulting from periodic revaluations are recorded to Other expense, net. This contingent royalty is capped at $100 in aggregate payments. During 2015, 2014 and 2013, the Company paid $0, $0 and $13, respectively, related to the contingent consideration. The range of remaining undiscounted amounts the Company could pay is between $0 and $28.

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions, except per share, per ounce and per pound amounts)

The Holt property was sold to St. Andrew in 2006. In 2009, the Superior Court issued a decision finding Newmont Canada Corporation (“Newmont Canada”) liable for a sliding scale royalty on production from the Holt property, which Newmont Canada appealed. In May 2011, the Ontario Court of Appeal upheld the Superior Court ruling finding Newmont liable for the sliding scale royalty, which equals 0.013% of net smelter returns multiplied by the quarterly average gold price, minus a 0.013% of net smelter returns. There is no cap on the sliding scale royalty and it will increase or decrease with changes in gold price, discount rate, and gold production scenarios. At December 31, 2015 and 2014, the estimated fair value of the Holt sliding scale royalty was $129 and $179, respectively. Changes to the estimated fair value resulting from periodic revaluations are recorded to Income (loss) from discontinued operations. During 2015, 2014 and 2013, the Company paid $12, $13 and $18, respectively, related to the royalty.

As part of its ongoing business and operations, the Company and its affiliates are required to provide surety bonds, bank letters of credit and bank guarantees as financial support for various purposes, including environmental reclamation, exploration permitting, workers compensation programs and other general corporate purposes. At December 31, 2015 and 2014, there were $2,060 and $1,865, respectively, of outstanding letters of credit, surety bonds and bank guarantees. The surety bonds, letters of credit and bank guarantees reflect fair value as a condition of their underlying purpose and are subject to fees competitively determined in the market place. The obligations associated with these instruments are generally related to performance requirements that the Company addresses through its ongoing operations. As the specific requirements are met, the beneficiary of the associated instrument cancels and/or returns the instrument to the issuing entity. Certain of these instruments are associated with operating sites with long-lived assets and will remain outstanding until closure. Generally, bonding requirements associated with environmental regulation are becoming more restrictive. However, the Company believes it is in compliance with all applicable bonding obligations and will be able to satisfy future bonding requirements through existing or alternative means, as they arise.

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

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions, except per share, per ounce and per pound amounts)

NOTE 31    UNAUDITED SUPPLEMENTARY DATA

Quarterly Data

The following is a summary of selected quarterly financial information (unaudited):

	2015
	Three Months Ended
	March 31	June 30	September 30	December 31
Sales	$1,972	$1,908	$2,033	$1,816
Gross profit (1)	$641	$587	$544	$140
Income (loss) from continuing operations (2)	$175	$63	$202	$(247)
Income (loss) from discontinued operations (2)	8	9	17	(7)
Net income (loss) (2)	$183	$72	$219	$(254)
Income (loss) per common share
Basic:
Continuing operations	$0.35	$0.13	$0.38	$(0.48)
Discontinued operations	0.02	0.01	0.04	(0.02)
	$0.37	$0.14	$0.42	$(0.50)
Diluted:
Continuing operations	$0.35	$0.13	$0.38	$(0.48)
Discontinued operations	0.02	0.01	0.04	(0.02)
	$0.37	$0.14	$0.42	$(0.50)
Weighted average common shares (millions)
Basic	499	505	529	529
Diluted	500	506	530	530
Cash dividends declared per common share	$0.025	$0.025	$0.025	$0.025
Closing price of common stock	$21.71	$23.36	$16.07	$17.99

	2014
	Three Months Ended
	March 31	June 30	September 30	December 31
Sales	$1,764	$1,765	$1,746	$2,017
Gross profit (1)	$363	$378	$223	$488
Income (loss) from continuing operations (2)	$117	$182	$210	$39
Income (loss) from discontinued operations (2)	(17)	(2)	3	(24)
Net income (loss) (2)	$100	$180	$213	$15
Income (loss) per common share
Basic:
Continuing operations	$0.23	$0.37	$0.42	$0.08
Discontinued operations	(0.03)	(0.01)	0.01	(0.05)
	$0.20	$0.36	$0.43	$0.03
Diluted:
Continuing operations	$0.23	$0.37	$0.42	$0.08
Discontinued operations	(0.03)	(0.01)	0.01	(0.05)
	$0.20	$0.36	$0.43	$0.03
Weighted average common shares (millions)
Basic	498	499	499	499
Diluted	499	499	500	500
Cash dividends declared per common share	$0.15	$0.025	$0.025	$0.025
Closing price of common stock	$23.44	$25.44	$23.05	$18.90

(1)	Sales less Costs applicable to sales, Depreciation and amortization, and Reclamation and remediation.
(2)	Attributable to Newmont stockholders.

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions, except per share, per ounce and per pound amounts)

Significant after-tax items were as follows (quarterly amounts may not calculate to annual amounts due to rounding):

Fourth quarter 2015 (i) $130 ($0.25 per share, basic) loss related to tax adjustments; (ii) $94 ($0.18 per share, basic) loss related to reclamation charges; (iii) $18 ($0.03 per share, basic) loss related to the Ghana Investment Agreement; (iv) $18 ($0.03 per share, basic) loss related to impairment of long-lived assets; (v) $8 ($0.02 per share, basic) loss related to impairment of investments; (vi) $7 ($0.01 per share, basic) loss from discontinued operations; (vii) $6 ($0.01 per share, basic) gain on asset sales and (viii) $3 ($0.01 per share, basic) loss related to restructuring and other;

Third quarter 2015 (i) $49 ($0.10 per share, basic) gain on deconsolidation of TMAC; (ii) $36 ($0.07 per share, basic) gain on asset sales; (iii) $24 ($0.05 per share, basic) gain related to tax adjustments; (iv) $19 ($0.05 per share, basic) loss related to impairment of investments; (v) $17 ($0.04 per share, basic) gain from discontinued operations; (vi) $7 ($0.02 per share, basic) loss related to restructuring and other and (vii) $5 ($0.01 per share, basic) loss related to acquisition costs;

Second quarter 2015 (i) $45 ($0.09 per share, basic) loss related to tax adjustments; (ii) $10 ($0.02 per share, basic) loss related to impairment of investments; (iii) $9 ($0.02 per share, basic) gain from discontinued operations; (iv) $5 ($0.01 per share, basic) loss related to restructuring and other; (v) $5 ($0.01 per share, basic) loss related to acquisition costs and (vi) $1 ($0.01 per share, basic) loss on asset sales;

First quarter 2015 (i) $44 ($0.09 per share, basic) loss related to tax adjustments; (ii) $37 ($0.07 per share, basic) loss related to impairment of investments; (iii) $29 ($0.06 per share, basic) gain on asset sales and (iv) $8 ($0.01 per share, basic) gain from discontinued operations;

Fourth quarter 2014 (i) $43 ($0.09 per share, basic) loss related to tax adjustments; (ii) $24 ($0.05 per share, basic) loss from discontinued operations; (iii) $23 ($0.05 per share, basic) gain on asset sales; (iv) $10 ($0.02 per share, basic) loss related to impairment of investments; (v) $10 ($0.02 per share, basic) loss related to reclamation charges and (vi) $4 ($0.01 per share, basic) loss related to impairment of long-lived assets;

Third quarter 2014 (i) $21 ($0.04 per share, basic) loss related to tax adjustments; (ii) $19 ($0.04 per share, basic) loss related to abnormal production costs at Batu; (iii) $17 ($0.03 per share, basic) gain on asset sales; (iv) $11 ($0.02 per share, basic) loss related to restructuring and other; (v) $3 ($0.01 per share, basic) loss related to impairment of long-lived assets and (vi) $3 ($0.01 per share, basic) gain from discontinued operations;

Second quarter 2014 (i) $98 ($0.20 per share, basic) gain related to tax adjustments; (ii) $9 ($0.02 per share, basic) loss related to abnormal production costs at Batu; (iii) $4 ($0.01 per share, basic) loss related to impairment of long-lived assets; (iv) $4 ($0.01 per share, basic) loss related to restructuring and other;

First quarter 2014 (i) $17 ($0.04 per share, basic) loss from discontinued operations; (ii) $13 ($0.03 per share, basic) gain on asset sales and (iii) $3 ($0.01 per share, basic) loss related to restructuring and other.

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.CONTROLS AND PROCEDURES

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

During the third quarter of 2015, the Company began transitioning certain of its information technology and transactional business processes to a third-party provider. As of December 31, 2015, the Company has transitioned certain procure-to-pay and payroll processes in its Asia Pacific region as well as certain global information technology processes, including infrastructure and application support and the service desk, to the third-party provider. The Company plans to continue transitioning additional information technology and business processes to the third-party provider throughout 2016. The Company has taken the necessary steps to monitor and maintain appropriate internal controls over financial reporting.

There were no other changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting at December 31, 2015. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework 2013. Based upon its assessment, management concluded that, at December 31, 2015, the Company’s internal control over financial reporting was effective.

On August 3, 2015, the Company completed the acquisition of the Cripple Creek & Victor gold mining business (“CC&V”) (see Note 3 to the Consolidated Financial Statements). As permitted by the SEC Staff interpretive guidance for newly acquired businesses, the Company excluded CC&V from the evaluation of internal control over financial reporting as of December 31, 2015. The Company will continue the process of integrating internal controls over financial reporting for CC&V. As of December 31, 2015, assets excluded from management’s assessment totaled $1,043, and CC&V contributed 1% of Sales reflected in our Consolidated Financial Statements.

Ernst & Young LLP, an independent registered public accounting firm, who audited the Company’s Consolidated Financial Statements as of December 31, 2015 and the year then ended included in this Form 10-K, has issued an attestation report on the Company’s internal control over financial reporting, as of December 31, 2015, which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Newmont Mining Corporation

We have audited Newmont Mining Corporation’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Newmont Mining Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As indicated in the accompanying Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of the Cripple Creek & Victor gold mining business, which is included in the 2015 consolidated financial statements of Newmont Mining Corporation and constituted 4% of total assets as of December 31, 2015 and 1% and 2% of revenues and pre-tax net income, respectively, for the year then ended. Our audit of internal control over financial reporting of Newmont Mining Corporation also did not include an evaluation of the internal control over financial reporting of the Cripple Creek & Victor gold mining business.

In our opinion, Newmont Mining Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Newmont Mining Corporation as of December 31, 2015, and the related statements of consolidated operations, comprehensive income (loss), changes in equity and cash flows for the year ended December 31, 2015 of Newmont Mining Corporation and our report dated February 17, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Denver, Colorado
February 17, 2016

ITEM 9B.OTHER INFORMATION

Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers.

Chair of the Board of Directors:  In January 2008, the independent members of the Board of Directors (the “Board”) of Newmont Mining Corporation (the “Company” or “Newmont”) elected Vincent A. Calarco as independent Non-Executive Chair of the Board in connection with the separation of Chair and Chief Executive Officer roles. Mr. Calarco has been re-elected each year since 2008 as Non-Executive Chair. In July 2015, a Vice Chair role was created and Noreen Doyle was appointed to that role. In the interest of Board succession planning and leadership refreshment, on February 12, 2016, the Board determined that Ms. Doyle will succeed Mr. Calarco in the role of independent Non-Executive Chair of the Board. Ms. Doyle’s appointment to the role of Chair will become effective on April 20, 2016, immediately following the annual meeting of the Company’s stockholders, subject to her re-election to the Board of Directors. Mr. Calarco will continue to serve as Chair until such time and will also stand for re-election as an independent director.

Chief Operating Officer:  On February 12, 2016, the Board approved the appointment of Thomas Palmer (currently serving as Regional Senior Vice President, Asia Pacific) to the role of Executive Vice President and Chief Operating Officer, effective May 1, 2016. He will succeed Chris Robison, who will continue to serve as Executive Vice President and Chief Operating Officer until May 1, 2016. Mr. Robison will continue to serve in a special advisory role for up to six months after which he will retire and be departing the Company.

Mr. Palmer is 48 years old and has more than 20 years of experience in the mining industry. He joined the Company in March 2014 as Regional Senior Vice President, Indonesia. In February 2015, he was promoted to Regional Senior Vice President Asia Pacific. Prior to joining the Company, he was the Chief Operating Officer, Pilbara Mines at Rio Tinto Iron Ore. Over a 19-year career with Rio Tinto entities, Mr. Palmer worked in increasingly senior positions in its iron ore, bauxite, alumina, aluminum and coal businesses, including serving as Chief Operating Officer, Rio Tinto Iron Ore, Pilbara Mines, General Manager, Technology for the Bauxite and Alumina business; General Manager, Operations at Hail Creek coal mine; and General Manager, Asset Management at Palabora Mining Company in South Africa. Mr. Palmer’s extensive experience includes leading large, global teams, implementing successful safety culture programs and improving diversity. He earned his Master of Engineering Science and Bachelor of Engineering degrees from Monash University in Melbourne, Australia.

In the Executive Vice President and Chief Operating Officer position, Mr. Palmer will have a base salary of $750,000 and be eligible for annual short-term incentives (cash bonus) and long-term incentives (equity bonus) pursuant to the terms of the Senior Executive Compensation Program of the Company at the E3 level (terms of such program are described in the 2015 Annual Proxy Statement and the 2016 Annual Proxy Statement filed on or about March 3, 2016), which includes annual target levels of 125% of base salary for short-term incentives from 2017 forward (and a target of 75% for 2016) and 350% of base salary for long-term incentives, effective May 1, 2016, with the exception of the long-term incentives which will be effective as of February 22, 2016. Mr. Palmer will be eligible to participate in the 2012 Executive Change of Control Plan at the three times annual pay level, the Executive Severance Plan of the Company and benefit programs generally available to senior executives of the Company. To facilitate Mr. Palmer’s relocation to the United States from Australia, Mr. Palmer will receive a relocation bonus of $650,000 in 2016. There is no other arrangement or understanding between Mr. Palmer and any other persons pursuant to which he was elected as the Executive Vice President and Chief Operating Officer of the Company. Mr. Palmer does not have a family relationship with any member of the Board of Directors or any executive officer of the Company, and Mr. Palmer has not been a participant or had any interest in any transaction with the Company that is reportable under Item 404(a) of Regulation S-K.

In connection with Mr. Robison’s retirement from the Company, Mr. Robison will not receive any additional pay or benefits as he is voluntarily retiring prior to reaching retirement eligibility under Company retirement plans.

Executive Awards: The Company will award special restricted stock unit grants to Randy Engel, Executive Vice President Strategic Development, and to Stephen Gottesfeld, Executive Vice President and General Counsel to be issued on February 22, 2016. Both restricted stock unit grants contain a 5 year cliff vesting schedule with pro-rata vesting acceleration upon involuntary termination without cause, full vesting acceleration upon termination following a change of control and no vesting upon voluntary termination or termination for cause. The restricted stock unit grants recognize long-term performance generally and strategic work by Messrs. Engel and Gottesfeld over the course of the last several years in the sale and acquisition of assets in addition to serving as long-term retention tools to maintain important institutional knowledge with the Company. The restricted stock unit grants shall be based on a target dollar value which shall be divided by the fair market value of Company stock (average of the high and low) on February 22, 2016, to determine the number of shares. For Mr. Engel the target dollar amount is $1,500,000 and for Mr. Gottesfeld $1,000,000.

Amendments to Articles of Incorporation or Bylaws.

Proxy Access Bylaw Amendment: Effective February 12, 2016, the Board amended and restated the Company's By-Laws (the "Amended and Restated By-Laws") to implement a proxy access by-law. Article I, Section 4A of the Amended and Restated By-Laws permits a stockholder, or a group of up to 20 stockholders, owning 3% or more of the Company's outstanding common stock continuously for at least three (3) years to nominate and include in the Company's proxy materials directors constituting up to the greater of two (2) members or 20% of the Board, provided that the stockholder(s) and the nominee(s) satisfy the requirements specified in Article I, Section 4A.

The Amended and Restated By-Laws also make clarifications, updates and other, non-substantive changes to the advance notice provisions. This description of the amendments to the By-Laws is qualified in its entirety by reference to the text of the Amended and Restated By-Laws filed as Exhibit 3.2 to this Annual Report on Form 10-K.

PART III

ITEM 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information concerning Newmont’s directors, Audit Committee, compliance with Section 16(a) of the Exchange Act and Code of Ethics is contained in Newmont’s definitive Proxy Statement, filed pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934 for the 2016 Annual Meeting of Stockholders and is incorporated herein by reference.

Information concerning Newmont’s executive officers is set forth below:

Name	Age	Office
Gary J. Goldberg	57	President and Chief Executive Officer
Laurie Brlas	58	Executive Vice President and Chief Financial Officer
Elaine Dorward-King	58	Executive Vice President, Sustainability and External Relations
Randy Engel	49	Executive Vice President, Strategic Development
Stephen P. Gottesfeld	48	Executive Vice President and General Counsel
Scott P. Lawson	54	Executive Vice President, Technical Services
William N. MacGowan	58	Executive Vice President, Human Resources
Chris J. Robison	58	Executive Vice President and Chief Operating Officer
Glenn Culpepper	60	Senior Vice President and Controller

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

Ms. Brlas was elected Executive Vice President and Chief Financial Officer in September 2013. Prior to joining Newmont, Ms. Brlas was Executive Vice President and President, Global Operations at Cliffs Natural Resources, an international mining and metals company, since September 2012. Prior to that she served Cliffs Natural Resources as Executive Vice President and Chief Financial Officer from 2008 to 2012 and Senior Vice President and Chief Financial Officer from 2006 to 2008.

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

Mr. Gottesfeld was elected as Executive Vice President and General Counsel in March 2015 after having served as Executive Vice President, General Counsel and Corporate Secretary since February 2013. He previously served as Senior Vice President, General Counsel and Corporate Secretary since February 2012 and Vice President and General Counsel since January 2010. Mr. Gottesfeld was Vice President, Communications and Public Affairs from 2006 to 2010. Mr. Gottesfeld was Newmont's Associate General Counsel from 2004 to 2006, responsible for Newmont's Latin American, African and Central Asian legal affairs. From 2002 to 2004, Mr. Gottesfeld was Newmont's Associate General Counsel and General Manager of Newmont Peru S.R.L., working in Lima, Peru. From 1997 to 2001, Mr. Gottesfeld served in various roles, including as Assistant General Counsel and Senior Counsel.

Mr. Lawson was elected Executive Vice President, Technical Services in March 2015 having previously served as Senior Vice President, Technical Services since December 2012. Prior to joining Newmont, Mr. Lawson served as Senior Vice President, Engineering Services at Peabody Energy, responsible for global engineering and technical services support. Mr. Lawson spent 22 years with international miner Rio Tinto including executive roles and as Vice President, Engineering and Technical Services for Kennecott Utah Copper. He has also served on the Utah Air Quality Board and the Utah Safety Council Board.

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

Mr. Robison was elected Executive Vice President and Chief Operating Officer in March 2015, having previously served as Executive Vice President, Operations and Projects (acting as Principal Operating Officer) since May 2013 when he joined Newmont. Mr. Robison previously served as Vice President and Chief Operating Officer for Rio Tinto Minerals from 2006 to 2011; Chief Operating Officer for U.S. Borax Inc. from 2001 to 2006; and Vice President and General Manager, Mining and Concentrating for Kennecott Utah Copper from 2000 to 2001.

Mr. Culpepper was elected Senior Vice President and Controller in March 2015 when he joined Newmont. Prior to joining the Company, Mr. Culpepper served as the CFO for Republic Services, a publicly traded waste hauling, disposal, and recycling company from 2013 to 2014 and as CFO at Summit Materials LLC, a leading heavy building materials business from 2010 to 2012. Prior to 2010, he spent 21 years in various financial officer roles with Dublin, Ireland-based CRH plc, a global producer of cement, aggregates, ready-mix concrete, asphalt, glass, and other building products, which traded on the New York, Dublin, and London Stock Exchanges.

ITEM 11.EXECUTIVE COMPENSATION

Information concerning this item is contained in Newmont’s definitive Proxy Statement, filed pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934 for the 2016 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information concerning this item is contained in Newmont’s definitive Proxy Statement, filed pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934 for the 2016 Annual Meeting of Stockholders and incorporated herein by reference.

Equity Compensation Plan Information

The following table sets forth at December 31, 2015 information regarding Newmont’s Common Stock that may be issued under Newmont’s equity compensation plans:

	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)	(b) (1)	(c)
Equity compensation plans approved by security holders (2)	7,356,098	48.14	16,035,965	(3)
Equity compensation plans not approved by security holders	—	N/A	—

(1)	The weighted average exercise price does not take into account the shares issuable upon vesting of director stock units and restricted stock units.
(2)

Newmont’s 2013 Stock Incentive Plan was approved by the stockholders on April 24, 2013. A maximum of 14,500,000 shares of Newmont's Common Stock, plus up to 7,842,793 shares available for grant under the 2005 Incentive Plan as of December 31, 2013, were authorized to be issued under the 2013 Stock Incentive Plan at that time. There are currently 3,693,172 shares registered and available to grant under the 2013 Stock Incentive Plan. There are no equity compensation plans not approved by stockholders.

(3)	Securities remaining available for future issuance under the 2013 Stock Incentive Plan. No additional grants or awards will be made under any of the Company’s other plans.

ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information concerning this item is contained in Newmont’s definitive Proxy Statement, filed pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934 for the 2016 Annual Meeting of Stockholders and incorporated herein by reference.

ITEM 14.PRINCIPAL ACCOUNTING FEES AND SERVICES

Information concerning this item is contained in Newmont’s definitive Proxy Statement, filed pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934 for the 2016 Annual Meeting of Stockholders and incorporated herein by reference.

PART IV

ITEM  15.EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following documents are filed as a part of this report:

(a)Financial Statements

(1)The Consolidated Financial Statements, together with the reports thereon of Ernst & Young LLP and PricewaterhouseCoopers LLP dated February 17, 2016 and February 19, 2015, respectively, are included as part of Item 8, Financial Statements and Supplementary Data, commencing on page 93 above.

(2)Financial Statement Schedules:

Included on page SCH-1 is Schedule II – Valuation and Qualifying Accounts.

(3)Exhibits:

Reference is made to the Exhibit Index beginning on page E-1 hereof.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

NEWMONT MINING CORPORATION

By:	/s/ STEPHEN P. GOTTESFELD
Stephen P. Gottesfeld Executive Vice President and General Counsel

February 17, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 17, 2016.

Signature	Title

*	Chief Executive Officer and Director
Gary J. Goldberg	(Principal Executive Officer)

*	Executive Vice President and Chief Financial Officer
Laurie Brlas	(Principal Financial Officer)

*	Senior Vice President and Global Controller
Glenn Culpepper	(Principal Accounting Officer)

Gregory H. Boyce*	Director

Bruce R. Brook*	Director

J. Kofi Bucknor*	Director

Vincent A. Calarco*	Director

Joseph A. Carrabba*	Director

Noreen Doyle*	Director

Veronica M. Hagen*	Director

Jane Nelson*	Director

Julio M. Quintana*	Director

*By:	/s/ STEPHEN P. GOTTESFELD
Stephen P. Gottesfeld Attorney-in-Fact

S-1

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

	Years Ended December 31,
	2015	2014	2013
	(in millions)
Deferred Income Tax Valuation Allowance
Balance at beginning of year	$2,817	$2,724	$1,626
Additions to deferred income tax expense	530	244	1,202
Reduction of deferred income tax expense	(360)	(151)	(104)
Balance at end of year	$2,987	$2,817	$2,724

Refer to Note 9 of the Consolidated Financial Statements for additional information.

SCH-1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Newmont Mining Corporation

We have audited the consolidated financial statements of Newmont Mining Corporation as of December 31, 2015 and for the year ended December 31, 2015, and have issued our report thereon dated February 17, 2016 (included elsewhere in this Form 10-K). Our audit also included the financial statement schedule listed in Item 15, Schedule II – Valuation and Qualifying Accounts, of this Form 10-K. This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this schedule based on our audit.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

Denver, Colorado

February 17, 2016

SCH-2

EXHIBIT INDEX

Exhibit Number		Description

2.1	—

Support Agreement dated October 8, 2007, among Registrant, Newmont Mining B.C. Limited and Miramar Mining Corporation. Incorporated by reference to Exhibit 2.1 to Registrant’s Form 8-K filed with the Securities and Exchange Commission on October 10, 2007 and Exhibit 7.3 to Registrant’s Schedule 13D filed with the Securities and Exchange Commission on October 9, 2007.

2.2	—

Arrangement Agreement, dated as of February 3, 2011, by and among Registrant, Fronteer Gold Inc. and Pilot Gold Inc. Incorporated by reference to Exhibit 2.1 to Registrant’s Form 8-K, filed with the Securities and Exchange Commission on February 8, 2011.

2.3	—

Stock Purchase Agreement, dated as of June 8, 2015 by and among Registrant and AngloGold Ashanti North America Inc., AngloGold Ashanti USA Incorporated, AngloGold Ashanti (Colorado) Corp., GCGC LLC and, for limited purposes, AngloGold Ashanti Limited. Incorporated by reference to Exhibit 2.1 to Registrant’s Form 8-K filed with the Securities and Exchange Commission on June 10, 2015.

3.1	—

Certificate of Incorporation of Registrant, restated as of October 28, 2009. Incorporated by reference to Exhibit 3.1 to Registrant’s Form 10-Q for the period September 30, 2009, filed with the Securities and Exchange Commission on October 29, 2009.

3.2	—	By-Laws of the Registrant as amended and restated effective as of February 12, 2016, filed herewith.

4.1	—

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

Base Indenture, dated September 18, 2009, among Registrant, Newmont USA Limited and The Bank of New York Mellon Trust Company, N.A., as trustee. Incorporated by reference to Exhibit 4.1 to Registrant’s Form 8-K filed with the Securities and Exchange Commission on September 18, 2009.

4.5	—

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

4.6	—	See footnote(1).

10.1*	—

Savings Equalization Plan, amended and restated, of Newmont USA Limited, a wholly owned subsidiary of the Registrant, effective December 31, 2008 Incorporated by reference to Exhibit 10.1 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008.

10.2*	—

Amendment One to the December 31, 2008 restated Savings Equalization Plan of Newmont USA Limited, a wholly owned subsidiary of the Registrant, effective January 1, 2010 and Amendment Two to the December 31, 2008 restated Savings Equalization Plan of Newmont USA Limited, a wholly owned subsidiary of the Registrant, effective January 1, 2011, both incorporated by reference to Exhibit 10.59 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011 filed with the Securities and Exchange Commission on February 24, 2012.

10.3*	—

Amendment Three to the December 31, 2008 restated Savings Equalization Plan of Newmont USA Limited, a wholly owned subsidiary of the Registrant, effective January 1, 2013, incorporated by reference to Exhibit 10.1 to Registrant’s Form 10-Q for the period September 30, 2013 filed with the Securities and Exchange Commission on October 31, 2013.

10.4*	—

Amendment Four to the December 31, 2008 restated Savings Equalization Plan of Newmont USA Limited, a wholly owned subsidiary of the Registrant, effective September 1, 2013, incorporated by reference to 10.2 to Registrant’s Form 10-Q for the period September 30, 2013 filed with the Securities and Exchange Commission on October 31, 2013.

10.5*	—

Pension Equalization Plan, amended and restated, of Newmont USA Limited, a wholly owned subsidiary of the Registrant, effective December 31, 2008 Incorporated by reference to Exhibit 10.2 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008.

10.6*	—

Amendment One to the December 31, 2008 restated Pension Equalization Plan of Newmont USA Limited, a wholly owned subsidiary of the Registrant, effective January 1, 2014, Incorporated by reference to Exhibit 10.1 to Registrant’s Form 10-Q for the period June 30, 2014 filed with the Securities and Exchange Commission on July 30, 2014.

10.7*	—

2005 Stock Incentive Plan, amended and restated effective October 26, 2005. Incorporated by reference to Exhibit 10.1 of Registrant’s Form 8-K filed with the Securities and Exchange Commission on October 31, 2005.

10.8*	—	2013 Stock Incentive Plan. Incorporated by reference to Appendix A of the Registrant’s Schedule 14A filed with the Securities and Exchange Commission on March 7, 2013.

10.9*	—

Form of Award Agreement used for Executive Officers to grant stock options pursuant to Registrant’s 2005 Stock Incentive Plan. Incorporated herein by reference to Exhibit 10.2 of Registrant’s Form 8-K filed with the Securities and Exchange Commission on October 26, 2005.

10.10*	—

Form of Award Agreement used for non-employee directors to grant director stock units pursuant to the 2005 Stock Incentive Plan. Incorporated herein by reference to Exhibit 10.1 of Registrant’s Form 8-K filed with the Securities and Exchange Commission on June 17, 2005.

10.11*	—

Form of Award Agreement used for non-employee directors to grant director stock units pursuant to Registrant’s 2013 Stock Incentive Plan. Incorporated by reference to Exhibit 10.8 to Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2013, filed with the Securities and Exchange Commission on July 26, 2013.

10.12*	—

2013 Form of Award Agreement used for Executive Officers to grant restricted stock units, pursuant to Registrant’s 2013 Stock Incentive Plan. Incorporated by reference to Exhibit 10.6 to Registrant’s Form 10-Q for the period June 30, 2013 filed with the Securities and Exchange Commission on July 26, 2013.

10.13*	—

2013 Form of Award Agreement used for Executive Officers to grant restricted stock units, pursuant to Registrant’s 2013 Stock Incentive Plan. Incorporated by reference to Exhibit 10.8 to Registrant’s Form 10-Q for the period June 30, 2013 filed with the Securities and Exchange Commission on July 26, 2013.

10.14*	—

2014 Form of Award Agreement used for Executive Officers to grant restricted stock units, pursuant to Registrant’s 2013 Stock Incentive Plan. Incorporated by reference to Exhibit 10.1 to Registrant’s Form 10-Q for the period March 31, 2014 filed with the Securities and Exchange Commission on April 25, 2014.

10.15*	—

2014 Form of Award Agreement used for Executive Officers to grant restricted stock units, pursuant to Registrant’s 2013 Stock Incentive Plan. Incorporated by reference to Exhibit 10.2 to Registrant’s Form 10-Q for the period March 31, 2014 filed with the Securities and Exchange Commission on April 25, 2014.

10.16*	—

Senior Executive Compensation Program of Registrant, Amended and Restated Effective January 1, 2013. Incorporated by reference to Exhibit 10.3 to Registrant’s Form 10-Q for the period June 30, 2013 filed with the Securities and Exchange Commission on July 26, 2013.

10.17*	—

Strategic Stock Unit Bonus Program for Grades E-5 to E-6 of Registrant, effective January 1, 2014. Incorporated by reference to Exhibit 10.3 to Registrant’s Form 10-Q for the period March 31, 2014 filed with the Securities and Exchange Commission on April 25, 2014.

10.18*	—

Senior Executive Compensation Program of Registrant, as amended and restated effective January 1, 2014. Incorporated by reference to Exhibit 10.5 to Registrant’s Form 10-Q for the period March 31, 2014 filed with the Securities and Exchange Commission on April 25, 2014.

10.19*	—

Section 16 Officer and Senior Executive Annual Incentive Compensation Program of Registrant, effective January 1, 2015. Incorporated by reference to Exhibit 10.6 to Registrant’s Form 10-Q for the period March 31, 2015 filed with the Securities and Exchange Commission on April 24, 2015.

10.20*	—

Senior Executive Compensation Program of Registrant, effective January 1, 2015. Incorporated by reference to Exhibit 10.7 to Registrant’s Form 10-Q for the period March 31, 2015 filed with the Securities and Exchange Commission on April 24, 2015.

10.21*	—	Officers’ Death Benefit Plan as Amended and Restated effective January 1, 2013 of Newmont USA Limited, a wholly owned subsidiary of Registrant, filed herewith.

10.22*	—

Executive Change of Control Plan, amended and restated effective December 31, 2008, of Newmont USA Limited, a wholly owned subsidiary of Registrant. Incorporated by reference to Exhibit 10.20 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008.

10.23*	—

Amendment One to the December 31, 2008 Executive Change of Control Plan of Newmont, amended and restated by Newmont USA Limited, a wholly owned subsidiary of Registrant, effective January 1, 2012 and Amendment Two to the December 31, 2008 Executive Change of Control Plan of Newmont, amended and restated by Newmont USA Limited, a wholly owned subsidiary of Registrant, effective January 1, 2012. Incorporated by reference to Exhibit 10.58 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011 filed with the Securities and Exchange Commission on February 24, 2012.

10.24*	—

2012 Executive Change of Control Plan, effective January 1, 2012, of Newmont USA Limited, a wholly owned subsidiary of Registrant. Incorporated by reference to Exhibit 10.57 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011 filed with the Securities and Exchange Commission on February 24, 2012.

10.25*	—

2014 Executive Severance Plan of Newmont, amended and restated effective January 1, 2014. Incorporated by reference to Exhibit 10.68 to Registrant’s Form 10-K for the year ended December 31, 2014 filed with the Securities and Exchange Commission on February 20, 2015.

10.26*	—

Amendment One to the Executive Severance Plan of Newmont, amended and restated effective January 1, 2014. Incorporated by reference to Exhibit 10.69 to Registrant’s Form 10-K for the year ended December 31, 2014 filed with the Securities and Exchange Commission on February 20, 2015.

10.27*	—

Amendment Two to The Executive Severance Plan of Newmont. Incorporated by reference to Exhibit 10.1 to Registrant’s Form 10-Q for the period September 30, 2015 filed with the Securities and Exchange Commission on October 29, 2015.

10.28	—

Credit Agreement dated as of May 20, 2011 among Registrant, the lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent. Incorporated by reference to Exhibit 10.1 to Registrant’s Form 10-Q for the period June 30, 2011, filed with the Securities and Exchange Commission on July 29, 2011.

10.29	—

First Amendment, dated May 15, 2012, to the Credit Agreement dated May 20, 2011, among Registrant, the lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent. Incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed with the Securities and Exchange Commission on May 18, 2012.

10.30	—

Second Amendment, dated March 31, 2014, to the Credit Agreement dated May 20, 2011, by and among Newmont Mining Corporation, the lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent. Incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on April 2, 2014.

10.31	—

Third Amendment dated March 3, 2015 to the Credit Agreement dated May 20, 2011, by and among Registrant, the lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent. Incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed with the Securities and Exchange Commission on March 6, 2015.

10.32	—

Term Loan Credit Agreement dated March 31, 2014, by and among Newmont Mining Corporation, the lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent. Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on April 2, 2014.

10.33	—

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

10.51	—

Memorandum of Understanding dated as of September 3, 2014, between the Directorate General of Mineral and Coal, the Ministry of Energy and Mineral Resources and PTNNT on Adjustment of the Contract of Work. Incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed with the Securities and Exchange Commission on September 4, 2014.

10.52	—

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

10.53	—

2015 Investment Agreement between the Republic of Ghana and Newmont Ghana Gold Limited. Incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed with the Securities and Exchange Commission on December 22, 2015.

10.54	—

2015 Investment Agreement between the Republic of Ghana and Newmont Golden Ridge Limited. Incorporated by reference to Exhibit 10.2 to Registrant’s Form 8-K filed with the Securities and Exchange Commission on December 22, 2015.

12.1	—	Statement re Computation of Ratio of Earnings to Fixed Charges, filed herewith.

21	—	Subsidiaries of Newmont Mining Corporation, filed herewith.

23.1	—	Consent of Ernst & Young LLP, filed herewith.

23.2	—	Consent of PricewaterhouseCoopers LLP, filed herewith.

24	—	Power of Attorney, filed herewith.

31.1	—

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

101.CAL XBRL Taxonomy Extension Calculation

101.LAB XBRL Taxonomy Extension Labels

101.PRE XBRL Taxonomy Extension Presentation

101.DEF XBRL Taxonomy Extension Definition

*  These exhibits relate to executive compensation plans and arrangements.

(1)

In reliance upon Item 601(b)(4)(iii) of Regulation S-K, various instruments defining the rights of holders of long-term debt of Newmont Mining Corporation are not being filed herewith because the total of securities authorized under each such instrument does not exceed 10% of the total assets of Newmont Mining Corporation. Registrant hereby agrees to furnish a copy of any such instrument to the Commission upon request.