Form 10-Q
period 2016-03-31
NEWMONT MINING CORP /DE/
filed 2016-04-20
CIK 1164727

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2016

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

There were 530,530,905 shares of common stock outstanding on April 13, 2016.

PART I—FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

NEWMONT MINING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(unaudited, in millions except per share)

	Three Months Ended March 31,
	2016	2015
Sales	$2,032	$1,972

Costs and expenses
Costs applicable to sales (1)	1,081	1,027
Depreciation and amortization	322	289
Reclamation and remediation (Note 5)	25	23
Exploration	30	33
Advanced projects, research and development	28	28
General and administrative	57	58
Other expense, net	18	17
	1,561	1,475
Other income (expense)
Other income, net	98	11
Interest expense, net	(79)	(85)
	19	(74)
Income (loss) before income and mining tax and other items	490	423
Income and mining tax benefit (expense) (Note 6)	(324)	(193)
Equity income (loss) of affiliates	(5)	(9)
Income (loss) from continuing operations	161	221
Income (loss) from discontinued operations	(26)	8
Net income (loss)	135	229
Net loss (income) attributable to noncontrolling interests (Note 7)	(83)	(46)
Net income (loss) attributable to Newmont stockholders	$52	$183

Net income (loss) attributable to Newmont stockholders:
Continuing operations	$78	$175
Discontinued operations	(26)	8
	$52	$183
Income (loss) per common share (Note 8)
Basic:
Continuing operations	$0.15	$0.35
Discontinued operations	(0.05)	0.02
	$0.10	$0.37
Diluted:
Continuing operations	$0.15	$0.35
Discontinued operations	(0.05)	0.02
	$0.10	$0.37

Cash dividends declared per common share	$0.025	$0.025

(1)	Excludes Depreciation and amortization and Reclamation and remediation.

The accompanying notes are an integral part of the condensed consolidated financial statements.

NEWMONT MINING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited, in millions)

	Three Months Ended March 31,
	2016	2015
Net income (loss)	$135	$229
Other comprehensive income (loss):
Change in marketable securities, net of $nil and $nil tax benefit (expense), respectively	(77)	1
Foreign currency translation adjustments	3	(10)
Change in pension and other post-retirement benefits, net of $(2) and $(2), tax benefit (expense), respectively	3	5
Change in fair value of cash flow hedge instruments, net of $(8) and $4, tax benefit (expense), respectively	19	(10)
Other comprehensive income (loss)	(52)	(14)
Comprehensive income (loss)	$83	$215

Comprehensive income (loss) attributable to:
Newmont stockholders	$—	$169
Noncontrolling interests	83	46
	$83	$215

The accompanying notes are an integral part of the condensed consolidated financial statements.

NEWMONT MINING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in millions)

	Three Months Ended March 31,
	2016	2015
Operating activities:
Net income (loss)	$135	$229
Adjustments:
Depreciation and amortization	322	289
Stock-based compensation	16	20
Reclamation and remediation	24	23
Loss (income) from discontinued operations	26	(8)
Impairment of investments	—	57
Deferred income taxes	153	61
Gain on asset and investment sales, net	(104)	(44)
Other operating adjustments and impairments	92	74
Net change in operating assets and liabilities (Note 20)	(140)	(73)
Net cash provided by continuing operating activities	524	628
Net cash used in discontinued operations	(2)	(3)
Net cash provided by operating activities	522	625
Investing activities:
Additions to property, plant and mine development	(297)	(284)
Sales of investments	184	29
Proceeds from sale of other assets	6	44
Other	(4)	(3)
Net cash used in investing activities	(111)	(214)
Financing activities:
Repayment of debt	(499)	(205)
Sale of noncontrolling interests	—	37
Funding from noncontrolling interests	12	47
Dividends paid to noncontrolling interests	(146)	(3)
Dividends paid to common stockholders	(13)	(12)
Increase in restricted cash, net	(91)	(55)
Other	(1)	(5)
Net cash used in financing activities	(738)	(196)
Effect of exchange rate changes on cash	6	(20)
Net change in cash and cash equivalents	(321)	195
Cash and cash equivalents at beginning of period	2,782	2,403
Cash and cash equivalents at end of period	$2,461	$2,598

The accompanying notes are an integral part of the condensed consolidated financial statements.

NEWMONT MINING CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited, in millions)

	At March 31,	At December 31,
	2016	2015
ASSETS
Cash and cash equivalents	$2,461	$2,782
Trade receivables	273	260
Other accounts receivables	222	185
Investments (Note 13)	27	19
Inventories (Note 14)	710	710
Stockpiles and ore on leach pads (Note 15)	864	896
Other current assets	223	131
Current assets	4,780	4,983
Property, plant and mine development, net	14,284	14,303
Investments (Note 13)	240	402
Stockpiles and ore on leach pads (Note 15)	3,021	3,000
Deferred income tax assets	1,533	1,718
Other non-current assets	695	730
Total assets	$24,553	$25,136

LIABILITIES
Debt (Note 16)	$335	$149
Accounts payable	367	396
Employee-related benefits	196	293
Income and mining taxes payable	75	38
Other current liabilities (Note 17)	485	540
Current liabilities	1,458	1,416
Debt (Note 16)	5,369	6,041
Reclamation and remediation liabilities (Note 5)	1,821	1,800
Deferred income tax liabilities	865	840
Employee-related benefits	454	437
Other non-current liabilities (Note 17)	333	310
Total liabilities	10,300	10,844

EQUITY
Common stock	849	847
Additional paid-in capital	9,437	9,427
Accumulated other comprehensive income (loss) (Note 19)	(386)	(334)
Retained earnings	1,449	1,410
Newmont stockholders' equity	11,349	11,350
Noncontrolling interests	2,904	2,942
Total equity (Note 18)	14,253	14,292
Total liabilities and equity	$24,553	$25,136

The accompanying notes are an integral part of the condensed consolidated financial statements.

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

NOTE 1     BASIS OF PRESENTATION

The interim Condensed Consolidated Financial Statements (“interim statements”) of Newmont Mining Corporation and its subsidiaries (collectively, “Newmont” or the “Company”) are unaudited. In the opinion of management, all adjustments (including normal recurring adjustments) and disclosures necessary for a fair presentation of these interim statements have been included. The results reported in these interim statements are not necessarily indicative of the results that may be reported for the entire year. These interim statements should be read in conjunction with Newmont’s Consolidated Financial Statements for the year ended December 31, 2015 filed on February 17, 2016 on Form 10-K. The year-end balance sheet data was derived from the audited financial statements and, in accordance with the instructions to Form 10-Q, certain information and footnote disclosures required by United States generally accepted accounting principles (“GAAP”) have been condensed or omitted. References to “A$” refers to Australian currency and “C$” refers to Canadian currency.

The Company has reclassified certain prior period amounts to conform to the 2016 presentation including the following items:

The Company retrospectively adopted Accounting Standards Update (“ASU”) 2015-03, which requires debt issuance costs to be presented as a deduction from the corresponding debt liability. Refer to Note 2 for further details.

The Company reclassified regional administrative costs of $14 from Other expense, net to General and administrative and community development costs of $8 from Other expense, net to Costs applicable to sales for the quarter ended March 31, 2015.

NOTE 2     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Risks and Uncertainties

As a global mining company, the Company’s revenue, profitability and future rate of growth are substantially dependent on prevailing prices for gold, copper and, to a lesser extent, silver. Historically, the commodity markets have been very volatile, and there can be no assurance that commodity prices will not be subject to wide fluctuations in the future. A substantial or extended decline in commodity prices could have a material adverse effect on the Company’s financial position, results of operations, cash flows, access to capital and on the quantities of reserves that the Company can economically produce. The carrying value of the Company’s Property, plant and mine development,  net, Inventories, Stockpiles and ore on leach pads and Deferred income tax assets are sensitive to the outlook for commodity prices. A decline in the Company’s long term price outlook from current levels could result in material impairment charges related to these assets.

In September 2014, PT Newmont Nusa Tenggara (“PTNNT”) and the Government of Indonesia signed a Memorandum of Understanding (“MoU”) that resulted in the government agreeing to issue permits to allow PTNNT to export and sell copper concentrates from the Batu Hijau mine (“Batu Hijau”). The government then issued several six month export permits commencing in September 2014, March 2015 and November 2015. The most recent November permit was issued following a two month delay and expires in May 2016. Effective with the signing of the MoU, PTNNT agreed to pay certain export duties and royalties. The MoU also outlines terms for the six main elements of the Contract of Work (the investment agreement entered into by PTNNT and the Indonesian government in 1986, which includes the right to export copper concentrates and a prohibition against new taxes, duties, and levies) renegotiation, which will be incorporated into an amendment of the Contract of Work. The six areas are: 1) concession area size; 2) royalties, taxes and export duties; 3) domestic processing and refining; 4) ownership divestment; 5) utilization of local manpower, domestic goods and services; and 6) duration of the Contract of Work. Negotiations between PTNNT and the Government of Indonesia to amend the Contract of Work remain on-going. No assurances can be made at this time with

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

respect to the outcome of such negotiations and the renewal of the export permit. The failure to receive a timely renewal may negatively impact future operations and financial results at Batu Hijau. As a result of the on-going Contract of Work renegotiations at Batu Hijau, the need for asset impairments, inventory write-downs, tax valuation allowances and other applicable accounting charges will continue to be evaluated. At this time, the Company expects operations to continue into the future. The total assets at Batu Hijau as of March 31, 2016 and December 31, 2015 were $3,726 and $3,483, respectively.

During the last several years, Minera Yanacocha S.R.L. (“Yanacocha”), in which the Company owns a 51.35% interest, and whose properties include the mining operations at Yanacocha and the Conga Project in Peru, has been the target of local political and community protests, some of which blocked the road between the Yanacocha mine and Conga Project complexes and the City of Cajamarca in Peru and resulted in vandalism and equipment damage. The Company cannot predict whether similar or more significant incidents will occur in the future. The recurrence of significant political or community opposition or protests could continue to adversely affect Conga’s development and the continued operation of Yanacocha. Construction activities on the Conga Project were suspended on November 30, 2011 at the request of Peru’s central government following increasing protests in Cajamarca by anti-mining activists led by the regional president. In the first half of 2014, a Conga Restart Study was completed to identify and test alternatives to advancing development of the project. Following this assessment, a new plan was developed to reduce spending to focus on only the most critical work – protecting people and assets, engaging with communities, and maintaining existing project infrastructure – while maintaining optionality. Newmont will not proceed with the full development of Conga without social acceptance, solid project economics and potentially another partner to help defray costs and risk; it is currently difficult to predict when or whether such events may occur. Under the current social and political environment, the Company does not anticipate being able to develop Conga for the foreseeable future. Should the Company be unable to develop Conga, the Company may in the future reprioritize and reallocate capital to development alternatives which may result in an impairment of the Conga Project. The total assets at Conga as of March 31, 2016 and December 31, 2015 were $1,674 and $1,678, respectively.

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

Recently Adopted Accounting Pronouncements

Employee benefit plan accounting

In July 2015, the Financial Accounting Standards Board issued ASU No. 2015-12 related to defined benefit pension plans, defined contribution pension plans, and health and welfare benefit plans. This update designates contract value as the only required measure for fully benefit-responsive investment contracts, simplifies and makes more effective the investment disclosure requirements for employee benefit plans, and provides a simplified method for determining the measurement date for employee benefit plans. The update is effective in fiscal years, including interim periods, beginning after December 15, 2015. Adoption of this guidance effective January 1, 2016 had no impact on the Consolidated Financial Statements or disclosures.

Fair value measurement

In May 2015, ASU No. 2015-07 was issued related to investments for which fair value is measured, or are eligible to be measured, using the net asset value per share practical expedient. This update removes the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

share practical expedient. The amendment also removes certain disclosure requirements for these investments. This update will impact the annual disclosure related to pension plan assets measured at fair value. This update is effective in fiscal years, including interim periods, beginning after December 15, 2015. Adoption of this guidance effective January 1, 2016 had no impact on the Consolidated Financial Statements.

Debt issuance costs

In April 2015, ASU No. 2015-03 was issued related to debt issuance costs. This update simplifies the presentation of debt issuance costs by requiring debt issuance costs to be presented as a deduction from the corresponding debt liability. The update is effective in fiscal years, including interim periods, beginning after December 15, 2015. The Company retrospectively adopted this guidance as of March 31, 2016. The Company reclassified $46 of debt issuance costs from Other non-current assets to Debt as of December 31, 2015. The December 31, 2015, balance sheet was adjusted as a result of the adoption of ASU 2015-03 as follows:

	At December 31, 2015
	As Reported	As Adjusted
Other non-current assets	$776	$730
Debt (non-current)	$6,087	$6,041

ASU No. 2015-03 does not specifically address the accounting for deferred financing costs related to line-of-credit arrangements. In August 2015, ASU No. 2015-15 was issued allowing for debt issuance costs associated with line-of-credit arrangements to continue to be presented as assets. The Company will treat all debt issuance costs as a reduction to the carrying value of debt.

Consolidations

In February 2015, ASU No. 2015-02 was issued related to consolidations. This update makes some targeted changes to current consolidation guidance and impacts both the voting and the variable interest consolidation models. In particular, the update changes how companies determine whether limited partnerships or similar entities are variable interest entities. The update is effective in fiscal years, including interim periods, beginning after December 15, 2015. The Company currently consolidates certain variable interest entities and adoption of this guidance effective January 1, 2016 had no impact on the Consolidated Financial Statements or disclosures.

Recently Issued Accounting Pronouncements

Stock-based compensation

In March 2016, ASU No. 2016-09 was issued related to stock-based compensation. The new guidance simplifies the accounting for stock-based compensation transactions, including income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. This update is effective in fiscal years, including interim periods, beginning after December 15, 2016, and early adoption is permitted. The Company is currently evaluating this guidance and the impact it will have on the Consolidated Financial Statements and disclosures.

Leases

In February 2016, ASU No. 2016-02 was issued related to leases. The new guidance modifies the classification criteria and requires lessees to recognize the assets and liabilities arising from most leases on the balance sheet. This update is effective in fiscal years, including interim periods, beginning after December 15, 2018, and early adoption is

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

permitted. The Company is currently evaluating this guidance and the impact it will have on the Consolidated Financial Statements and disclosures.

Investments

In January 2016, ASU No. 2016-01 was issued related to financial instruments. The new guidance requires entities to measure equity investments that do not result in consolidation and are not accounted for under the equity method at fair value and recognize any changes in fair value in net income. This new guidance also updates certain disclosure requirements for these investments. This update is effective in fiscal years, including interim periods, beginning after December 15, 2017, and early adoption is not permitted. The Company is currently evaluating this guidance and the impact it will have on the Consolidated Financial Statements and disclosures.

Inventory

In July 2015, ASU No. 2015-11 was issued related to inventory, simplifying the subsequent measurement of inventories by replacing the lower of cost or market test with a lower of cost and net realizable value test. The update is effective in fiscal years, including interim periods, beginning after December 15, 2016, and early adoption is permitted. The Company does not expect the updated guidance to have an impact on the Consolidated Financial Statements or disclosures.

Revenue recognition

In May 2014, and further amended in August 2015, March 2016 and April 2016, ASUs No. 2014-09, No. 2015-14, No. 2016-08, and No. 2016-10 were issued related to revenue from contracts with customers. The new standard provides a five-step approach to be applied to all contracts with customers and also requires expanded disclosures about revenue recognition. In August 2015, the effective date was deferred to reporting periods, including interim periods, beginning after December 15, 2017, and will be applied retrospectively. Early adoption is not permitted. The Company is currently evaluating this guidance and the impact it will have on the Consolidated Financial Statements and disclosures.

NOTE 3    BUSINESS ACQUISITION

On June 8, 2015, the Company announced an agreement with AngloGold Ashanti Limited to acquire 100% ownership in the Cripple Creek & Victor (“CC&V”) gold mining business in Colorado. CC&V is a surface mine with heap leach operations that provides ore to a crusher and a leach facility. During 2015, the Company received $675 in net proceeds from a common stock issuance. Newmont used the proceeds, supplemented with cash from the Company’s balance sheet, to fund the acquisition. On August 3, 2015, the Company completed the acquisition of CC&V for $821, plus a 2.5% net smelter return royalty on future gold production from underground ore which had no fair value at the acquisition date. The acquisition is not material to the Company's results of operations, individually or in the aggregate; as a result, no pro forma financial information is provided.

The final valuation of acquired assets and liabilities assumed is not complete. The principal remaining items to be valued are stockpile and leach pad inventory values, which will be finalized as management monitors actual versus forecasted leach pad and mill performance for both recoveries and costs. The Company expects these final valuations and assessments to be completed in the first half of 2016. For further discussion of the CC&V acquisition, refer to Note 3 to the Consolidated Financial Statements for the year ended December 31, 2015 filed February 17, 2016 on Form 10-K.

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

NOTE 4     SEGMENT INFORMATION

The Company has organized its operations into four geographic regions. The geographic regions include North America, South America, Asia Pacific and Africa and represent the Company’s operating segments. The operating results of these operating segments are reviewed by the Company’s chief operating decision maker to make decisions about resources to be allocated to the segments and assess their performance. As a result, these operating segments represent the Company’s reportable segments. Notwithstanding this structure, the Company internally reports information on a mine-by-mine basis for each mining operation and have chosen to disclose this information on the following tables. Pre-Tax Income (Loss) from reportable segments does not reflect general corporate expenses, interest (except project-specific interest) or income and mining taxes (except for equity investments). Intercompany revenue and expense amounts have been eliminated within each segment in order to report on the basis that management uses internally for evaluating segment performance. Newmont’s business activities that are not considered operating segments are included in Corporate and Other although they are not required to be included in this footnote; they are provided for reconciliation purposes. In the first quarter of 2016, the Merian project moved from Corporate and Other to the South America reportable segment as a result of the mine being included in the operating results and resource allocation of the South America segment. Segment results for prior periods have been retrospectively revised to reflect this change. The financial information relating to the Company’s segments is as follows:

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

				Advanced
		Costs	Depreciation	Projects, Research	Pre‑Tax
		Applicable	and	and Development	Income	Capital
	Sales	to Sales	Amortization	and Exploration	(Loss)	Expenditures(1)
Three Months Ended March 31, 2016
Carlin	$246	$189	$49	$3	$2	$36
Phoenix:
Gold	64	49	15
Copper	21	22	5
Total Phoenix	85	71	20	—	(11)	4
Twin Creeks	159	60	13	2	83	6
CC&V (2)	65	33	18	3	10	21
Other North America	—	—	—	7	(9)	36
North America	555	353	100	15	75	103

Yanacocha	211	128	69	9	(11)	14
Merian	—	—	1	3	(4)	82
Other South America	—	—	3	6	(11)	—
South America	211	128	73	18	(26)	96

Boddington:
Gold	204	111	23
Copper	30	23	5
Total Boddington	234	134	28	—	64	11
Tanami	120	59	19	3	38	24
Kalgoorlie	106	65	5	1	33	3
Batu Hijau:
Gold	283	100	20
Copper	287	130	26
Total Batu Hijau	570	230	46	1	282	10
Other Asia Pacific	—	—	4	1	(5)	—
Asia Pacific	1,030	488	102	6	412	48

Ahafo	101	57	15	5	20	17
Akyem	135	55	29	1	47	7
Other Africa	—	—	—	1	(2)	—
Africa	236	112	44	7	65	24

Corporate and Other	—	—	3	12	(36)	2
Consolidated	$2,032	$1,081	$322	$58	$490	$273

(1)	Includes a decrease in accrued capital expenditures of $24; consolidated capital expenditures on a cash basis were $297.
(2)	On August 3, 2015, the Company acquired the CC&V gold mining business.

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

				Advanced
		Costs	Depreciation	Projects, Research	Pre‑Tax
		Applicable	and	and Development	Income	Capital
	Sales	to Sales	Amortization	and Exploration	(Loss)	Expenditures(1)
Three Months Ended March 31, 2015
Carlin	$276	$178	$45	$3	$47	$57
Phoenix:
Gold	61	41	10
Copper	34	25	6
Total Phoenix	95	66	16	1	8	7
Twin Creeks	149	59	13	2	74	19
Other North America	—	—	—	5	(1)	6
North America	520	303	74	11	128	89

Yanacocha	301	115	71	5	94	15
Merian	—	—	—	2	(2)	86
Other South America	—	—	3	10	(13)	—
South America	301	115	74	17	79	101

Boddington:
Gold	239	157	30
Copper	47	39	7
Total Boddington	286	196	37	1	58	11
Tanami	120	58	19	1	45	16
Waihi (2)	50	19	5	1	25	6
Kalgoorlie	74	60	5	—	11	7
Batu Hijau:
Gold	114	51	9
Copper	246	123	21
Total Batu Hijau	360	174	30	1	135	20
Other Asia Pacific	—	—	4	1	(9)	—
Asia Pacific	890	507	100	5	265	60

Ahafo	121	56	15	6	44	21
Akyem	140	46	22	—	71	11
Other Africa	—	—	—	1	(3)	—
Africa	261	102	37	7	112	32

Corporate and Other	—	—	4	21	(161)	6
Consolidated	$1,972	$1,027	$289	$61	$423	$288

(1)	Includes an increase in accrued capital expenditures of $4 consolidated capital expenditures on a cash basis were $284.
(2)	On October 29, 2015, the Company sold the Waihi mine.

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

NOTE 5     RECLAMATION AND REMEDIATION

The Company’s mining and exploration activities are subject to various domestic and international laws and regulations governing the protection of the environment. These laws and regulations are continually changing and are generally becoming more restrictive. The Company conducts its operations to protect public health and the environment and believes its operations are in compliance with applicable laws and regulations in all material respects. The Company has made, and expects to make in the future, expenditures to comply with such laws and regulations, but cannot predict the full amount of such future expenditures. Estimated future reclamation and remediation costs are based principally on legal and regulatory requirements.

The Company’s Reclamation and remediation expense consisted of:

	Three Months Ended
	March 31,
	2016	2015
Reclamation Accretion	$23	$21

Remediation	1	1
Remediation Accretion	1	1
	2	2
	$25	$23

The following are reconciliations of Reclamation and remediation liabilities:

	Three Months Ended
	March 31,
	2016	2015
Reclamation balance at beginning of period	$1,553	$1,497
Additions, changes in estimates and other	2	(2)
Payments and other	(3)	(3)
Accretion expense	23	21
Reclamation balance at end of period	$1,575	$1,513

	Three Months Ended
	March 31,
	2016	2015
Remediation balance at beginning of period	$318	$192
Additions, changes in estimates and other	—	(1)
Payments and other	(3)	(21)
Accretion expense	1	1
Remediation balance at end of period	$316	$171

The current portion of reclamation liabilities included in Other current liabilities was $36 and $37 at March 31, 2016 and December 31, 2015, respectively. The current portion of remediation liabilities included in Other current liabilities was $34 at March 31, 2016 and December 31, 2015. At March 31, 2016 and December 31, 2015, $1,575 and $1,553, respectively, were accrued for reclamation obligations relating to operating properties. In addition, the Company is involved in several matters concerning environmental obligations associated with former, primarily historic, mining activities. Generally, these matters concern developing and implementing remediation plans at the various sites involved. At March 31, 2016 and December 31, 2015, $316 and $318, respectively, were accrued for such environmental remediation obligations.

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

There was $15 in current restricted cash for settling asset retirement obligations at March 31, 2016 and December 31, 2015, related to the Batu Hijau mine in Asia Pacific. Current restricted cash is included in Other current assets. Non-current restricted cash held for purposes of settling asset retirement obligations was $88 and $65 at March 31, 2016 and December 31, 2015, respectively. Of the amount at March 31, 2016, $43 is related to the Midnite Mine in Washington State, $23 is related to the Batu Hijau mine in Asia Pacific, $13 is related to the Ahafo and Akyem mines in Ghana, Africa and $9 is related to the Con mine in Yellowknife, NWT, Canada. Of the amount at December 31, 2015, $43 is related to the Midnite Mine in Washington State, $13 is related to the Ahafo and Akyem mines in Ghana, Africa and $9 is related to the Con mine in Yellowknife, NWT, Canada.

Included in Investments at March 31, 2016 and December 31, 2015, was $19 and $20, respectively, of non-current equity securities, which are legally pledged for purposes of settling reclamation and remediation obligations related to the San Jose Reservoir in Yanacocha and for various locations in Nevada.

NOTE 6     INCOME AND MINING TAXES

The Company’s income and mining tax expense (benefit) differed from the amounts computed by applying the United States statutory corporate income tax rate for the following reasons:

	Three Months Ended March 31,
	2016		2015
Income (loss) before income and mining tax and other items		$490		$423

Tax at statutory rate	35%	$172	35%	$148
Reconciling items:
Percentage depletion	(9)%	(42)	(3)%	(15)
Change in valuation allowance on deferred tax assets	39%	194	10%	44
Mining and other taxes	5%	23	2%	8
Tax impact on sale of assets	(7)%	(35)	—%	—
Effect of foreign earnings, net of credits	2%	10	1%	3
Other	1%	2	1%	5
Income and mining tax benefit (expense)	66%	$324	46%	$193

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

The Company operates in numerous countries around the world and accordingly it is subject to, and pays taxes under the various tax regimes in the countries in which it operates. Some of these tax regimes are defined by contractual agreements with the local government, and others are defined by the general corporate income tax laws of the country. The Company has historically filed, and continues to file, all required income tax returns and pay the income taxes determined to be due. The tax rules and regulations in many countries are complex and subject to interpretation. From time to time the Company is subject to a review of its historic income tax filings and in connection with such reviews,

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

disputes can arise with the taxing authorities over the interpretation or application of certain rules to the Company’s business conducted within the country involved.

At March 31, 2016, the Company’s total unrecognized tax liability including interest and penalties was $79 for uncertain income tax positions taken or expected to be taken on income tax returns. Of this, $37 represents the amount of unrecognized tax benefits that, if recognized, would affect the Company’s effective income tax rate.

As a result of the statute of limitations that expire in the next 12 months in various jurisdictions, and possible settlements of audit-related issues with taxing authorities in various jurisdictions, none of which are individually significant, the Company believes that it is reasonably possible that the total amount of its net unrecognized income tax benefits will decrease by approximately $55 to $60 in the next 12 months.

NOTE 7     NET INCOME (LOSS) ATTRIBUTABLE TO NONCONTROLLING INTERESTS

	Three Months Ended
	March 31,
	2016	2015
Minera Yanacocha	$(11)	$5
Batu Hijau	95	45
TMAC	—	(6)
Merian	(1)	—
Other	—	2
	$83	$46

Newmont has a 51.35% ownership interest in Minera Yanacocha S.R.L., with the remaining interests held by Compañia de Minas Buenaventura, S.A.A. (43.65%) and the International Finance Corporation (5%). Newmont consolidates Yanacocha in its Condensed Consolidated Financial Statements due to a majority voting interest.

Newmont has a 48.5% effective economic interest in PTNNT with remaining interests held by an affiliate of Sumitomo Corporation of Japan and various Indonesian entities. PTNNT operates the Batu Hijau copper and gold mine in Indonesia. Newmont consolidates Batu Hijau in its Condensed Consolidated Financial Statements as the primary beneficiary in the variable interest entity.

Newmont has a 29.37% ownership interest in TMAC Resources Inc. (“TMAC”), with the remaining interests held by TMAC management and various outside investors. Newmont’s retained investment in TMAC is accounted for as an equity method investment. Refer to Note 13 for additional information.

Newmont has a 75% economic interest in the Merian Project, with the remaining interests held by Staatsolie (a company wholly owned by the Republic of Suriname). Newmont consolidates the Merian Project through Surgold, an entity 100% directly owned by Newmont. The project began construction in August 2014 and is planned to be in commercial production by the fourth quarter of 2016. Newmont consolidates the Merian Project in its Condensed Consolidated Financial Statements as the primary beneficiary in the variable interest entity.

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

The following summarizes the assets and liabilities, inclusive of deferred tax liabilities, of our consolidated variable interest entities (including noncontrolling interests).

	At March 31, 2016		At December 31, 2015
	Batu Hijau	Merian	Batu Hijau	Merian
Current assets
Cash and cash equivalents	$680	$18	$419	$16
Trade receivables	147	—	179	—
Other current assets (1)	446	47	362	23
	1,273	65	960	39
Non-current assets
Property, plant and mine development, net	1,072	641	1,103	564
Stockpiles and ore on leach pads	1,064	—	1,104	—
Other non-current assets (2)	317	—	316	—
Total assets	$3,726	$706	$3,483	$603

Current liabilities
Debt	$327	$—	$140	$—
Accounts Payable	59	—	81	—
Other current liabilities (3)	125	38	71	35
	511	38	292	35
Non-current liabilities
Debt	2	—	187	—
Reclamation and remediation liabilities	249	8	245	8
Other non-current liabilities (4)	351	—	330	—
Total liabilities	$1,113	$46	$1,054	$43

(1)	Other current assets include other accounts receivables, inventories, stockpiles and ore on leach pads, prepaid assets, restricted cash, and other current assets.
(2)	Other non-current assets include tax receivables and other non-current assets.
(3)	Other current liabilities include employee-related benefits, tax payables, reclamation and remediation liabilities and other current liabilities.
(4)	Other non-current liabilities include deferred income tax liabilities and employee-related benefits.

NOTE 8    INCOME (LOSS) PER COMMON SHARE

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

	Three Months Ended
	March 31,
	2016	2015
Net income (loss) attributable to Newmont stockholders
Continuing operations	$78	$175
Discontinued operations	(26)	8
	$52	$183

Weighted average common shares (millions):
Basic	530	499
Effect of employee stock-based awards	1	1
Diluted	531	500

Income (loss) per common share
Basic:
Continuing operations	$0.15	$0.35
Discontinued operations	(0.05)	0.02
	$0.10	$0.37
Diluted:
Continuing operations	$0.15	$0.35
Discontinued operations	(0.05)	0.02
	$0.10	$0.37

Options to purchase 2 million and 3 million shares of common stock at weighted average exercise prices of $52 and $48 per share were outstanding at March 31, 2016 and 2015, respectively, but were not included in the computation of diluted weighted average common shares because their exercise prices exceeded the average price of the Company’s common stock for the respective periods presented.

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

NOTE 9    EMPLOYEE PENSION AND OTHER BENEFIT PLANS

	Three Months Ended
	March 31,
	2016	2015
Pension benefit costs, net
Service cost	$7	$8
Interest cost	12	11
Expected return on plan assets	(14)	(15)
Amortization, net	6	7
	$11	$11

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

	Three Months Ended
	March 31,
	2016	2015
Other benefit costs, net
Service cost	$—	$1
Interest cost	1	2
Amortization, net	(1)	—
	$—	$3

NOTE 10    STOCK-BASED COMPENSATION

	Three Months Ended
	March 31,
	2016	2015
Stock-based compensation:
Performance leveraged stock units	$8	$10
Restricted stock units	6	8
Strategic stock units	2	2
	$16	$20

NOTE 11    FAIR VALUE ACCOUNTING

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

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

The following tables set forth the Company’s assets and liabilities measured at fair value on a recurring basis (at least annually) by level within the fair value hierarchy. As required by accounting guidance, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Fair Value at March 31, 2016
	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$2,461	$2,461	$—	$—
Restricted assets (1)	223	223	—	—
Marketable equity securities:
Extractive industries	30	30	—	—
Other	16	16	—	—
Marketable debt securities:
Asset backed commercial paper	20	—	—	20
Auction rate securities	7	—	—	7
Trade receivable from provisional copper and gold concentrate sales, net	232	232	—	—
	$2,989	$2,962	$—	$27
Liabilities:
Debt (2)	$5,625	$—	$5,625	$—
Derivative instruments, net:
Foreign exchange forward contracts	41	—	41	—
Diesel forward contracts	25	—	25	—
Boddington contingent consideration	10	—	—	10
Holt property royalty	164	—	—	164
	$5,865	$—	$5,691	$174

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

	Fair Value at December 31, 2015
	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$2,782	$2,782	$—	$—
Restricted assets (1)	132	132	—	—
Marketable equity securities:
Extractive industries	186	186	—	—
Other	16	16	—	—
Marketable debt securities:
Asset backed commercial paper	18	—	—	18
Auction rate securities	7	—	—	7
Trade receivable from provisional copper and gold concentrate sales, net	178	178	—	—
	$3,319	$3,294	$—	$25
Liabilities:
Debt (2)	$5,469	$—	$5,469	$—
Derivative instruments, net:
Foreign exchange forward contracts	60	—	60	—
Diesel forward contracts	32	—	32	—
Boddington contingent consideration	10	—	—	10
Holt property royalty	129	—	—	129
	$5,700	$—	$5,561	$139

(1)	Restricted asset carrying amounts approximate their fair value.
(2)

Debt, exclusive of capital leases, is carried at amortized cost. The outstanding carrying value was $5,682 and $6,167 at March 31, 2016 and December 31, 2015, respectively. The fair value measurement of debt was based on prices obtained from readily available pricing sources.

The fair values of the derivative instruments in the table above are presented on a net basis. The gross amounts related to the fair value of the derivatives instruments above are included in Note 12. All other fair value disclosures in the above table are presented on a gross basis.

The Company’s cash and cash equivalent instruments are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices. The cash and cash equivalent instruments that are valued based on quoted market prices in active markets are primarily money market securities and U.S. Treasury securities.

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

The Company’s marketable debt securities include investments in auction rate securities and asset backed commercial paper. The Company reviews the fair value for auction rate securities and asset backed commercial paper on a quarterly basis. The marketable debt securities are traded in markets that are not active, trade infrequently and have little price transparency. Therefore, the investments are classified as Level 3 of the fair value hierarchy. See the table below which sets forth a summary of the quantitative and qualitative information related to the significant unobservable inputs used in the calculation of the fair value.

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

The estimated value of the Boddington contingent royalty was determined using a (1) discounted cash flow model, (2) Monte Carlo valuation model to simulate future gold and copper prices using the Company’s long term gold and copper prices and (3) Monte Carlo valuation model to simulate costs applicable to sales using the Company’s Australian to U.S. dollar exchange rate. This contingent royalty is capped at $100, of which $72 has been paid to date. The liability remained unchanged at $10 for the quarter ended March 31, 2016.

The estimated fair value of the Holt sliding scale royalty was determined using a (1) discounted cash flow model,  (2) Monte Carlo valuation model to simulate future gold prices using the Company’s long term gold prices, (3) various gold production scenarios from reserve and resource information and (4) weighted average discount rate. The sliding scale royalty liability is classified within Level 3 of the fair value hierarchy.

The following tables set forth a summary of the quantitative and qualitative information related to the unobservable inputs used in the calculation of the Company’s Level 3 financial assets and liabilities at March 31, 2016 and December 31, 2015:

	At March 31,			Range/Weighted
Description	2016	Valuation technique	Unobservable input	average
Auction rate securities	$7	Risk-adjusted indicative price	Recoverability rate	85%
Asset backed commercial paper	$20	Risk-adjusted indicative price	Recoverability rate	90%
Boddington contingent consideration	$10	Monte Carlo	Discount rate	3.74%
			Short-term gold price	$1,183
			Long-term gold price	$1,300
			Short-term copper price	$2.12
			Long-term copper price	$3.00
			Long-term Australian to U.S. dollar exchange rate	$0.80
Holt property royalty	$164	Monte Carlo	Discount rate	3.86%
			Short-term gold price	$1,183
			Long-term gold price	$1,300
			Gold production scenarios (in 000's of ounces)	381 - 1,620

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

	At December 31,			Range/Weighted
Description	2015	Valuation technique	Unobservable input	average
Auction rate securities	$7	Risk-adjusted indicative price	Recoverability rate	85%
Asset backed commercial paper	$18	Risk-adjusted indicative price	Recoverability rate	90%
Boddington contingent consideration	$10	Monte Carlo	Discount rate	5.32%
			Short-term gold price	$1,106
			Long-term gold price	$1,300
			Short-term copper price	$2.22
			Long-term copper price	$3.00
			Long-term Australian to U.S. dollar exchange rate	$0.80
Holt property royalty	$129	Monte Carlo	Discount rate	5.06%
			Short-term gold price	$1,106
			Long-term gold price	$1,300
			Gold production scenarios (in 000's of ounces)	398 - 1,636

The following tables set forth a summary of changes in the fair value of the Company’s Level 3 financial assets and liabilities:

		Asset
	Auction	Backed		Boddington	Holt
	Rate	Commercial	Total	Contingent	Property	Total
	Securities	Paper	Assets	Consideration (1)	Royalty (2)	Liabilities
Fair value at December 31, 2015	$7	$18	$25	$10	$129	$139
Settlements	—	—	—	—	(2)	(2)
Revaluation	—	2	2	—	37	37
Fair value at March 31, 2016	$7	$20	$27	$10	$164	$174

		Asset
	Auction	Backed		Boddington	Holt
	Rate	Commercial	Total	Contingent	Property	Total
	Securities	Paper	Assets	Consideration (1)	Royalty (2)	Liabilities
Fair value at December 31, 2014	$6	$24	$30	$10	$179	$189
Settlements	—	—	—	—	(3)	(3)
Revaluation	1	(3)	(2)	—	(12)	(12)
Fair value at March 31, 2015	$7	$21	$28	$10	$164	$174

(1)	The gain (loss) recognized is included in Other expense, net.
(2)	The gain (loss) recognized is included in Income (loss) from discontinued operations.

NOTE 12    DERIVATIVE INSTRUMENTS

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

Foreign Currency Contracts

The Company had the following foreign currency derivative contracts in Asia Pacific outstanding at March 31, 2016:

	Expected Maturity Date
	2016	2017	2018	Total/Average
A$ Operating Fixed Forward Contracts:
A$ notional (millions)	112	105	6	223
Average rate ($/A$)	0.95	0.93	0.92	0.94
Expected hedge ratio	12%	8%	4%

The A$ hedges run through the first quarter of 2018.

Diesel Fixed Forward Contracts

The Company had the following diesel derivative contracts in North America outstanding at March 31, 2016:

	Expected Maturity Date
	2016	2017	Total/Average
Diesel Fixed Forward Contracts:
Diesel gallons (millions)	17	11	28
Average rate ($/gallon)	2.22	1.84	2.06
Expected hedge ratio	58%	38%

Newmont hedges a portion of its operating cost exposure related to diesel consumed at its Nevada operations to reduce the variability in diesel prices. The hedging instruments consist of a series of financially settled fixed forward contracts with expiration dates up to two years.

Derivative Instrument Fair Values

The Company had the following derivative instruments designated as hedges at March 31, 2016 and December 31, 2015:

	Fair Values of Derivative Instruments
	At March 31, 2016
	Other	Other	Other	Other
	Current	Non-current	Current	Non-current
	Assets	Assets	Liabilities	Liabilities
Foreign currency exchange contracts:
A$ operating fixed forwards	$—	$—	$27	$14
Diesel fixed forwards	—	—	22	3
Total derivative instruments (Note 17)	$—	$—	$49	$17

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

	Fair Values of Derivative Instruments
	At December 31, 2015
	Other	Other	Other	Other
	Current	Non-current	Current	Non-current
	Assets	Assets	Liabilities	Liabilities
Foreign currency exchange contracts:
A$ operating fixed forwards	$—	$—	$36	$24
Diesel fixed forwards	—	—	27	5
Total derivative instruments (Note 17)	$—	$—	$63	$29

As of March 31, 2016 and December 31, 2015, all derivative instruments held by the Company were subject to enforceable master netting arrangements held by various financial institutions. In general, the terms of the Company’s agreements provide for offsetting of amounts payable or receivable between it and the counterparty, at the election of both parties, for transactions that occur on the same date and in the same currency. The Company’s agreements also provide that in the event of an early termination, the counterparties have the right to offset amounts owed or owing under that and any other agreement with the same counterparty. The Company’s accounting policy is to not offset these positions in its accompanying balance sheets. As of March 31, 2016 and December 31, 2015, all gross amounts presented in the accompanying balance sheets were in a liability position, with no offsetting (asset) amounts.

The following table shows the location and amount of gains (losses) reported in the Company’s Condensed Consolidated Financial Statements related to the Company’s hedges.

	Foreign Currency		Diesel Fixed		Interest
	Exchange Contracts		Forward Contracts		Rate Contracts
	2016	2015	2016	2015	2016	2015
For the three months ended March 31,
Cash flow hedging relationships:
Gain (loss) recognized in Other comprehensive income (loss) (effective portion)	$7	$(27)	$(2)	$(5)	$—	$—
Gain (loss) reclassified from Accumulated other comprehensive income (loss) into income (loss) (effective portion) (1)	$(10)	$(7)	$(9)	$(7)	$(3)	$(5)
Gain (loss) reclassified from Accumulated other comprehensive income (loss) into income (loss) (ineffective portion) (2)	$—	$—	$—	$1	$—	$—

(1)	The gain (loss) recognized for the effective portion of cash flow hedges is included in Cost applicable to sales and Interest expense, net.
(2)	The ineffective portion recognized for cash flow hedges is included in Other income, net.

Based on fair values at March 31, 2016, the amount to be reclassified from Accumulated other comprehensive income (loss), net of tax to income for derivative instruments during the next 12 months is a loss of approximately $48.

Provisional Gold and Copper Sales

The Company’s provisional gold and copper concentrate sales contain an embedded derivative that is required to be separated from the host contract for accounting purposes. The host contract is the receivable from the sale of the gold and copper concentrates at the prevailing indices’ prices at the time of sale. The embedded derivative, which does not qualify for hedge accounting, is marked to market through earnings each period prior to final settlement.

At March 31, 2016, Newmont had gold and copper sales of 227,000 ounces and 194 million pounds priced at an average of $1,238 per ounce and $2.19 per pound, respectively, subject to final pricing over the next several months.

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

NOTE 13    INVESTMENTS

	At March 31, 2016
	Cost/Equity	Unrealized		Fair/Equity
	Basis	Gain	Loss	Basis
Current:
Marketable Equity Securities:
Gabriel Resources Ltd.	$5	$2	$—	$7
Other	15	6	(1)	20
	$20	$8	$(1)	$27
Non-current:
Marketable Debt Securities:
Asset backed commercial paper	$19	$1	$—	$20
Auction rate securities	8	—	(1)	7
	27	1	(1)	27

Marketable Equity Securities	18	1	—	19

Other investments, at cost	6	—	—	6

Equity Method Investments:
TMAC	101	—	—	101
Minera La Zanja S.R.L.	69	—	—	69
Novo Resources Corp.	15	—	—	15
Euronimba Ltd.	3	—	—	3
	$239	$2	$(1)	$240

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

	At December 31, 2015
	Cost/Equity	Unrealized		Fair/Equity
	Basis	Gain	Loss	Basis
Current:
Marketable Equity Securities:
Gabriel Resources Ltd.	$5	$—	$—	$5
Other	14	2	(2)	14
	$19	$2	$(2)	$19
Non-current:
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

In March 2016, the Company sold its investment in Regis Resources Ltd. for $184, resulting in a pre-tax gain of $103 recorded in Other income, net. The cost of the investment sold was determined using the specific identification method.

During the first quarter of 2016, Newmont participated in the TMAC offering acquiring 242,979 shares for C$2, maintaining its 29.37% ownership interest. During 2015, Newmont determined that TMAC was no longer considered a variable interest entity, and should no longer be consolidated into Newmont’s financial results due to a number of financing events which took place during the year. Newmont deconsolidated the assets, liabilities, and non-controlling interest related to TMAC and recognized a gain of $76, recorded within Other income, net, during the third quarter of 2015. The fair value of the retained investment was valued utilizing the market approach applying the IPO share price. Newmont’s retained investment in TMAC is accounted for as an equity method investment.

During the three months ended March 31, 2016, the Company recognized no investment impairments for other-than-temporary declines in value. As of March 31, 2016, there was a $4 increase in the fair value of marketable securities previously impaired, primarily due to Pilot Gold and Gabriel Resources Ltd. During the three months ended March 31, 2015, the Company recognized investment impairments for other-than-temporary declines in value of $57, primarily related to Regis Resources Ltd., as a result of the continued decline in stock price. As of March 31, 2015, there was an $18 decrease in the fair value of marketable securities previously impaired, primarily due to Gabriel Resources Ltd.

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

The following tables present the gross unrealized losses and fair value of the Company’s investments with unrealized losses that are deemed to be temporarily impaired, aggregated by length of time that the individual securities have been in a continuous unrealized loss position:

	Less than 12 Months		12 Months or Greater		Total
At March 31, 2016	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Marketable equity securities	$3	$1	$—	$—	$3	$1
Auction rate securities	—	—	7	1	7	1
	$3	$1	$7	$1	$10	$2

	Less than 12 Months		12 Months or Greater		Total
At December 31, 2015	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Marketable equity securities	$5	$2	$—	$—	$5	$2
Auction rate securities	—	—	7	1	7	1
	$5	$2	$7	$1	$12	$3

While the fair value of some of the Company’s investments in marketable equity securities and auction rate securities are below their respective cost, the Company views these declines as temporary. The Company has the ability and intends to hold its securities until maturity or such time that the market recovers.

NOTE 14    INVENTORIES

	At March 31,	At December 31,
	2016	2015
Materials and supplies	$459	$454
In-process	131	118
Concentrate and copper cathode	109	128
Precious metals	11	10
	$710	$710

NOTE 15    STOCKPILES AND ORE ON LEACH PADS

	At March 31,	At December 31,
	2016	2015
Current:
Stockpiles	$494	$554
Ore on leach pads	370	342
	$864	$896
Non-current:
Stockpiles	$2,655	$2,622
Ore on leach pads	366	378
	$3,021	$3,000

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

	At March 31,	At December 31,
	2016	2015
Stockpiles and ore on leach pads:
Carlin	$407	$394
Phoenix	98	106
Twin Creeks	339	329
CC&V	348	319
Yanacocha	399	440
Merian	5	4
Boddington	390	390
Tanami	9	12
Kalgoorlie	107	109
Batu Hijau	1,192	1,218
Ahafo	469	456
Akyem	122	119
	$3,885	$3,896

During the three months ended March 31, 2016, the Company recorded write-downs of $50 classified as components of Costs applicable to sales and write-downs of $24 classified as components of Depreciation and amortization, respectively, to reduce the carrying value of stockpiles and ore on leach pads to net realizable value. Adjustments to net realizable value are a result of higher future processing costs in addition to stripping campaigns driving lower grade and lower recovery resulting in higher costs per unit. Of the write-downs in the first quarter of 2016, $27 is related to Carlin, $2 to Twin Creeks, and $45 to Yanacocha.

NOTE 16    DEBT

On March 29, 2016, the Company accepted for purchase approximately $274 of its 2019 Notes and $226 of its 2039 Notes through a debt tender offer. The company recorded a net pre-tax loss of $4 in Other income, net as a result of the debt tender offer. Additionally, the Company reclassified $2 in Interest expense, net from Accumulated other comprehensive income (loss) related to the acceleration of the unrealized gains on the treasury rate lock contracts which were entered into upon issuance of the Notes in 2009.

There was $94 and $nil in current restricted cash at March 31, 2016 and December 31, 2015, respectively, for payments on the PTNNT revolving credit facility as required by local statutes. Current restricted cash is included in Other current assets.

Scheduled minimum debt repayments are $143 for the remainder of 2016, $765 in 2017, $nil in 2018, $901 in 2019, $nil in 2020 and $3,974 thereafter. Scheduled minimum capital lease repayments are $4 in 2016, $6 in 2017, $4 in 2018, $4 in 2019, $1 in 2020 and $3 thereafter.

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

NOTE 17    OTHER LIABILITIES

	At March 31,	At December 31,
	2016	2015
Other current liabilities:
Accrued operating costs	$106	$105
Accrued capital expenditures	95	121
Reclamation and remediation liabilities	70	71
Accrued interest	67	71
Derivative instruments	49	63
Royalties	46	63
Holt property royalty	12	10
Taxes other than income and mining	8	9
Other	32	27
	$485	$540

Other non-current liabilities:
Holt property royalty	$152	$119
Income and mining taxes	79	78
Power supply agreements	32	31
Social development obligations	29	29
Derivative instruments	17	29
Boddington contingent consideration	10	10
Other	14	14
	$333	$310

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

NOTE 18    CHANGES IN EQUITY

	Three Months Ended March 31,
	2016	2015
Common stock:
At beginning of period	$847	$798
Stock-based awards	2	2
At end of period	849	800
Additional paid-in capital:
At beginning of period	9,427	8,712
Stock-based awards	10	17
Sale of noncontrolling interests	—	12
At end of period	9,437	8,741
Accumulated other comprehensive income (loss):
At beginning of period	(334)	(478)
Other comprehensive income (loss)	(52)	(14)
At end of period	(386)	(492)
Retained earnings:
At beginning of period	1,410	1,242
Net income (loss) attributable to Newmont stockholders	52	183
Dividends paid	(13)	(12)
At end of period	1,449	1,413
Noncontrolling interests:
At beginning of period	2,942	2,815
Net income (loss) attributable to noncontrolling interests	83	46
Dividends paid to noncontrolling interests	(146)	(3)
Funding from noncontrolling interests, net	26	24
Sale of noncontrolling interests, net	—	22
Other	(1)	(3)
At end of period	2,904	2,901
Total equity	$14,253	$13,363

NOTE 19    RECLASSIFICATIONS OUT OF ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

			Pension and	Changes in
	Unrealized	Foreign	other	fair value of
	(loss) on	currency	post‑retirement	cash flow
	marketable	translation	benefit	hedge
	securities, net	adjustments	adjustments	instruments	Total
Balance at December 31, 2015	$(43)	$116	$(207)	$(200)	$(334)
Change in other comprehensive income (loss) before reclassifications	26	3	—	5	34
Reclassifications from accumulated other comprehensive income (loss)	(103)	—	3	14	(86)
Net current-period change	(77)	3	3	19	(52)
Balance at March 31, 2016	$(120)	$119	$(204)	$(181)	$(386)

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)		Affected Line Item in the Condensed Consolidated Statements of Income
	Three Months Ended March 31,
	2016	2015
Marketable securities adjustments:
Sale of marketable securities	$(103)	$(1)	Other income, net
Impairment of marketable securities	—	57	Other income, net
Total before tax	(103)	56
Tax benefit (expense)	—	—
Net of tax	$(103)	$56
Pension and other post-retirement benefit adjustments:
Amortization	$5	$7	(1)
Tax benefit (expense)	(2)	(2)
Net of tax	$3	$5

Hedge instruments adjustments:
Operating cash flow hedges (effective portion)	$19	$14	Costs applicable to sales
Operating cash flow hedges (ineffective portion)	—	(1)	Other income, net
Interest rate contracts	3	5	Interest expense, net
Total before tax	22	18
Tax benefit (expense)	(8)	(6)
Net of tax	$14	$12
Total reclassifications for the period, net of tax	$(86)	$73

(1)

Included in General and administrative or included as a component of Costs applicable to sales which are incurred in the inventory/production process. Refer to Note 2 to the Consolidated Financial Statements for the year ended December 31, 2015 filed February 17, 2016 on Form 10-K for information on costs that benefit the inventory/production process.

NOTE 20    NET CHANGE IN OPERATING ASSETS AND LIABILITIES

Net cash provided by operating activities attributable to the net change in operating assets and liabilities is composed of the following:

	Three Months Ended March 31,
	2016	2015
Decrease (increase) in operating assets:
Trade and other accounts receivables	$(31)	$38
Inventories, stockpiles and ore on leach pads	(37)	(60)
EGR refinery and other assets (1)	—	(657)
Other assets	(5)	85
Increase (decrease) in operating liabilities:
Accounts payable and other accrued liabilities	(61)	(112)
EGR refinery and other liabilities (1)	—	657
Reclamation liabilities	(6)	(24)
	$(140)	$(73)

(1)	On July 24, 2015, the Company sold its ownership interest in European Gold Refinery Holdings (“EGR”).

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

NOTE 21    CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

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

During the first quarter of 2016, the Company conducted certain restructurings for tax planning purposes which modified the entities owned by the guarantor and impacted their respective Condensed Consolidating Financial statements.

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

	Three Months Ended March 31, 2016
	(Issuer)	(Guarantor)	(Non-Guarantor)		Newmont
	Newmont				Mining
	Mining	Newmont	Other		Corporation
Condensed Consolidating Statement of Operation	Corporation	USA	Subsidiaries	Eliminations	Consolidated

Sales	$—	$471	$1,561	$—	$2,032
Costs and expenses
Costs applicable to sales (1)	—	306	775	—	1,081
Depreciation and amortization	—	84	238	—	322
Reclamation and remediation	—	3	22	—	25
Exploration	—	6	24	—	30
Advanced projects, research and development	—	2	26	—	28
General and administrative	—	17	40	—	57
Other expense, net	—	4	14	—	18
	—	422	1,139	—	1,561
Other income (expense)
Other income, net	9	—	89	—	98
Interest income - intercompany	30	—	9	(39)	—
Interest expense - intercompany	(8)	—	(31)	39	—
Interest expense, net	(71)	(2)	(6)	—	(79)
	(40)	(2)	61	—	19
Income (loss) before income and mining tax and other items	(40)	47	483	—	490
Income and mining tax benefit (expense)	75	(11)	(388)	—	(324)
Equity income (loss) of affiliates	17	(274)	2	250	(5)
Income (loss) from continuing operations	52	(238)	97	250	161
Income (loss) from discontinued operations	—	—	(26)	—	(26)
Net income (loss)	52	(238)	71	250	135
Net loss (income) attributable to noncontrolling interests	—	—	(83)	—	(83)
Net income (loss) attributable to Newmont stockholders	$52	$(238)	$(12)	$250	$52
Comprehensive income (loss)	$—	$(232)	$10	$305	$83
Comprehensive loss (income) attributable to noncontrolling interests	—	—	(83)	—	(83)
Comprehensive income (loss) attributable to Newmont stockholders	$—	$(232)	$(73)	$305	$—

(1)	Excludes Depreciation and amortization and Reclamation and remediation.

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

	Three Months Ended March 31, 2015
	(Issuer)	(Guarantor)	(Non-Guarantor)		Newmont
	Newmont				Mining
	Mining	Newmont	Other		Corporation
Condensed Consolidating Statement of Operation	Corporation	USA	Subsidiaries	Eliminations	Consolidated

Sales	$—	$502	$1,470	$—	$1,972
Costs and expenses
Costs applicable to sales (1)	—	289	738	—	1,027
Depreciation and amortization	1	77	211	—	289
Reclamation and remediation	—	3	20	—	23
Exploration	—	6	27	—	33
Advanced projects, research and development	—	3	25	—	28
General and administrative	—	14	44	—	58
Other expense, net	—	3	14	—	17
	1	395	1,079	—	1,475
Other income (expense)
Other income, net	(28)	9	30	—	11
Interest income - intercompany	33	—	5	(38)	—
Interest expense - intercompany	(3)	—	(35)	38	—
Interest expense, net	(77)	(1)	(7)	—	(85)
	(75)	8	(7)	—	(74)
Income (loss) before income and mining tax and other items	(76)	115	384	—	423
Income and mining tax benefit (expense)	25	(29)	(189)	—	(193)
Equity income (loss) of affiliates	234	(11)	23	(255)	(9)
Income (loss) from continuing operations	183	75	218	(255)	221
Income (loss) from discontinued operations	—	—	8	—	8
Net income (loss)	183	75	226	(255)	229
Net loss (income) attributable to noncontrolling interests	—	—	(77)	31	(46)
Net income (loss) attributable to Newmont stockholders	$183	$75	$149	$(224)	$183
Comprehensive income (loss)	$170	$82	$200	$(237)	$215
Comprehensive loss (income) attributable to noncontrolling interests	—	—	(71)	25	(46)
Comprehensive income (loss) attributable to Newmont stockholders	$170	$82	$129	$(212)	$169

(1)	Excludes Depreciation and amortization and Reclamation and remediation.

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

	Three Months Ended March 31, 2016
	(Issuer)	(Guarantor)	(Non-Guarantor)		Newmont
	Newmont				Mining
	Mining	Newmont	Other		Corporation
Condensed Consolidating Statement of Cash Flows	Corporation	USA	Subsidiaries	Eliminations	Consolidated
Operating activities:
Net cash provided by operating activities	$757	$40	$555	$(830)	$522
Investing activities:
Additions to property, plant and mine development	—	(66)	(231)	—	(297)
Sales of investments	—	—	184	—	184
Proceeds from sale of other assets	—	—	6	—	6
Other	—	—	(4)	—	(4)
Net cash used in investing activities	—	(66)	(45)	—	(111)
Financing activities:
Repayment of debt	(498)	(1)	—	—	(499)
Net intercompany borrowings (repayments)	(246)	(320)	566	—	—
Funding from noncontrolling interests	—	—	12	—	12
Dividends paid to noncontrolling interests	—	—	(146)	—	(146)
Dividends paid to common stockholders	(13)	(830)	—	830	(13)
(Increase) decrease in restricted cash	—	—	(91)	—	(91)
Other	—	—	(1)	—	(1)
Net cash used in financing activities	(757)	(1,151)	340	830	(738)
Effect of exchange rate changes on cash	—	—	6	—	6
Net change in cash and cash equivalents	—	(1,177)	856	—	(321)
Cash and cash equivalents at beginning of period	—	1,181	1,601	—	2,782
Cash and cash equivalents at end of period	$—	$4	$2,457	$—	$2,461

	Three Months Ended March 31, 2015
	(Issuer)	(Guarantor)	(Non-Guarantor)		Newmont
	Newmont				Mining
	Mining	Newmont	Other		Corporation
Condensed Consolidating Statement of Cash Flows	Corporation	USA	Subsidiaries	Eliminations	Consolidated
Operating activities:
Net cash provided by operating activities	$102	$28	$495	$—	$625
Investing activities:
Additions to property, plant and mine development	—	(81)	(203)	—	(284)
Sales of investments	—	25	4	—	29
Proceeds from sale of other assets	—	6	38	—	44
Other	—	—	(3)	—	(3)
Net cash used in investing activities	—	(50)	(164)	—	(214)
Financing activities:
Repayment of debt	(200)	—	(5)	—	(205)
Net intercompany borrowings (repayments)	112	(20)	(92)	—	—
Sale of noncontrolling interests	—	3	34	—	37
Funding from noncontrolling interests	—	—	47	—	47
Dividends paid to noncontrolling interests	—	—	(3)	—	(3)
Dividends paid to common stockholders	(12)	—	—	—	(12)
(Increase) decrease in restricted cash	—	1	(56)	—	(55)
Other	(2)	—	(3)	—	(5)
Net cash used in financing activities	(102)	(16)	(78)	—	(196)
Effect of exchange rate changes on cash	—	—	(20)	—	(20)
Net change in cash and cash equivalents	—	(38)	233	—	195
Cash and cash equivalents at beginning of period	—	1,097	1,306	—	2,403
Cash and cash equivalents at end of period	$—	$1,059	$1,539	$—	$2,598

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

	At March 31, 2016
	(Issuer)	(Guarantor)	(Non-Guarantor)		Newmont
	Newmont				Mining
	Mining	Newmont	Other		Corporation
Condensed Consolidating Balance Sheet	Corporation	USA	Subsidiaries	Eliminations	Consolidated
Assets
Cash and cash equivalents	$—	$4	$2,457	$—	$2,461
Trade receivables	—	36	237	—	273
Other accounts receivables	—	8	214	—	222
Intercompany receivable	4,904	5,392	9,180	(19,476)	—
Investments	—	—	27	—	27
Inventories	—	150	560	—	710
Stockpiles and ore on leach pads	—	218	646	—	864
Other current assets	—	40	183	—	223
Current assets	4,904	5,848	13,504	(19,476)	4,780
Property, plant and mine development, net	25	3,184	11,111	(36)	14,284
Investments	—	15	225	—	240
Investments in subsidiaries	14,472	1,576	—	(16,048)	—
Stockpiles and ore on leach pads	—	619	2,402	—	3,021
Deferred income tax assets	297	524	1,202	(490)	1,533
Non-current intercompany receivable	1,734	498	110	(2,342)	—
Other non-current assets	—	223	472	—	695
Total assets	$21,432	$12,487	$29,026	$(38,392)	$24,553
Liabilities
Debt	$—	$3	$332	$—	$335
Accounts payable	—	60	307	—	367
Intercompany payable	4,582	4,694	10,200	(19,476)	—
Employee-related benefits	—	71	125	—	196
Income and mining taxes	—	—	75	—	75
Other current liabilities	67	101	317	—	485
Current liabilities	4,649	4,929	11,356	(19,476)	1,458
Debt	5,353	6	10	—	5,369
Reclamation and remediation liabilities	—	235	1,586	—	1,821
Deferred income tax liabilities	—	86	1,269	(490)	865
Employee-related benefits	—	287	167	—	454
Non-current intercompany payable	81	—	2,297	(2,378)	—
Other non-current liabilities	—	35	298	—	333
Total liabilities	10,083	5,578	16,983	(22,344)	10,300
Equity
Newmont stockholders’ equity	11,349	6,909	9,139	(16,048)	11,349
Noncontrolling interests	—	—	2,904	—	2,904
Total equity	11,349	6,909	12,043	(16,048)	14,253
Total liabilities and equity	$21,432	$12,487	$29,026	$(38,392)	$24,553

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

	At December 31, 2015
	(Issuer)	(Guarantor)	(Non-Guarantor)		Newmont
	Newmont				Mining
	Mining	Newmont	Other		Corporation
Condensed Consolidating Balance Sheet	Corporation	USA	Subsidiaries	Eliminations	Consolidated
Assets
Cash and cash equivalents	$—	$1,181	$1,601	$—	$2,782
Trade receivables	—	31	229	—	260
Other accounts receivables	—	—	185	—	185
Intercompany receivable	4,587	6,212	8,101	(18,900)	—
Investments	—	—	19	—	19
Inventories	—	158	552	—	710
Stockpiles and ore on leach pads	—	201	695	—	896
Other current assets	—	53	78	—	131
Current assets	4,587	7,836	11,460	(18,900)	4,983
Property, plant and mine development, net	26	3,179	11,136	(38)	14,303
Investments	—	15	387	—	402
Investments in subsidiaries	15,650	3,886	2,820	(22,356)	—
Stockpiles and ore on leach pads	—	621	2,379	—	3,000
Deferred income tax assets	223	757	1,228	(490)	1,718
Non-current intercompany receivable	1,742	434	108	(2,284)	—
Other non-current assets	—	253	477	—	730
Total assets	$22,228	$16,981	$29,995	$(44,068)	$25,136
Liabilities
Debt	$—	$3	$146	$—	$149
Accounts payable	—	78	318	—	396
Intercompany payable	4,888	5,495	8,517	(18,900)	—
Employee-related benefits	—	136	157	—	293
Income and mining taxes	—	—	38	—	38
Other current liabilities	70	133	337	—	540
Current liabilities	4,958	5,845	9,513	(18,900)	1,416
Debt	5,839	7	195	—	6,041
Reclamation and remediation liabilities	—	231	1,569	—	1,800
Deferred income tax liabilities	—	85	1,245	(490)	840
Employee-related benefits	—	283	154	—	437
Non-current intercompany payable	81	—	2,241	(2,322)	—
Other non-current liabilities	—	37	273	—	310
Total liabilities	10,878	6,488	15,190	(21,712)	10,844
Equity
Newmont stockholders’ equity	11,350	10,493	10,202	(20,695)	11,350
Noncontrolling interests	—	—	4,603	(1,661)	2,942
Total equity	11,350	10,493	14,805	(22,356)	14,292
Total liabilities and equity	$22,228	$16,981	$29,995	$(44,068)	$25,136

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

NOTE 22    COMMITMENTS AND CONTINGENCIES

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

Operating Segments

The Company’s operating segments are identified in Note 4. Except as noted in this paragraph, all of the Company’s commitments and contingencies specifically described herein are included in Corporate and Other. The Yanacocha matters relate to the South America reportable segment. The PTNNT matters relate to the Asia Pacific reportable segment. The Fronteer matters relate to the North America reportable segment.

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

Estimated future reclamation costs are based principally on legal and regulatory requirements. At March 31, 2016 and December 31, 2015, $1,575 and $1,553, respectively, were accrued for reclamation costs relating to currently or recently producing mineral properties in accordance with asset retirement obligation guidance. The current portions of $36 and $37 at March 31, 2016 and December 31, 2015, respectively, are included in Other current liabilities.

In addition, the Company is involved in several matters concerning environmental obligations associated with former mining activities. Generally, these matters concern developing and implementing remediation plans at the various sites involved. The Company believes that the related environmental obligations associated with these sites are similar in nature with respect to the development of remediation plans, their risk profile and the compliance required to meet general environmental standards. Based upon the Company’s best estimate of its liability for these matters, $316 and $318 were accrued for such obligations at March 31, 2016 and December 31, 2015, respectively. These amounts are included in Other current liabilities and Reclamation and remediation liabilities. Depending upon the ultimate resolution of these matters, the Company believes that it is reasonably possible that the liability for these matters could be as much as 43% greater or 1% lower than the amount accrued at March 31, 2016. The amounts accrued are reviewed periodically based upon facts and circumstances available at the time. Changes in estimates are recorded in Reclamation and remediation in the period estimates are revised.

Details about certain of the more significant matters are discussed below.

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

Newmont USA Limited - 100% Newmont Owned

Ross-Adams Mine Site. By letter dated June 5, 2007, the U.S. Forest Service notified Newmont that it had expended approximately $0.3 in response costs to address environmental conditions at the Ross-Adams mine in Prince of Wales, Alaska, and requested Newmont USA Limited pay those costs and perform an Engineering Evaluation/Cost Analysis (“EE/CA”) to assess what future response activities might need to be completed at the site. Newmont agreed to perform the EE/CA, which has been provided to the U.S. Forest Service (“USFS”). During the first quarter of 2016, the USFS confirmed approval of the EE/CA, and Newmont issued written notice to the USFS certifying that all requirements of the Administrative Settlement Agreement and Order on Consent (“ASAOC”) between the USFS and Newmont have been completed. The ASAOC will be final upon USFS concurrence with the notice of completion and Newmont payment of USFS response costs, which are anticipated to be received from the USFS in the second quarter of 2016. Any future liability associated with the Ross-Adams site would be subject to future negotiations with the USFS. In the first quarter of 2016, Newmont continued follow-up discussions with another potential responsible party to discuss possible allocation of future costs for implementing the remedy. No assurances can be made at this time with respect to the outcome of such negotiations and Newmont cannot predict the likelihood of additional expenditures related to this matter.

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

As per the Consent Decree approved by the U.S. District Court for the Eastern District of Washington on January 17, 2012,  the following actions were required of Newmont, Dawn, the Department of the Interior and the EPA: 1) Newmont and Dawn would design, construct and implement the cleanup plan selected by the EPA in 2006 for the Midnite Mine site; 2) Newmont and Dawn would reimburse the EPA for its costs associated with overseeing the work; 3) the Department of the Interior would contribute a lump sum amount toward past EPA costs and future costs related to the cleanup of the Midnite Mine site; 4) Newmont and Dawn would be responsible for all other EPA oversight costs and Midnite Mine site cleanup costs and 5) Newmont would post a surety bond for work at the site.

During 2012, the Department of Interior contributed its share of past EPA costs and future costs related to the cleanup of the Midnite Mine site in a lump sum payment of $42, which Newmont classified as restricted cash with interest on the consolidated balance sheets for all periods presented. Additionally in 2012, Newmont initiated the remedial design process and subsequently submitted interim process update reports at the 30% design, 60% design and 90% design level of completion, which were approved by the EPA in July 2012, April 2014 and April 2015, respectively. Upon approval by the EPA of the 90% design coupled with the resolution of uncertainties regarding site access and material use, the expected remediation design was reasonably certain and Newmont commissioned an independent cost estimate of the overall project costs based on the 90% design. The reclamation liability for the Midnite Mine site and Mill site is approximately $220 at March 31, 2016.

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

Administrative Actions. The Peruvian government agency responsible for environmental evaluation and inspection, Organismo Evaluacion y Fiscalizacion Ambiental (“OEFA”), conducts periodic reviews of the Yanacocha site. In 2011, 2012, and 2013, and the first quarter of 2015, OEFA issued notices of alleged violations of OEFA standards to Yanacocha and Conga relating to past inspections. Total fines for all outstanding OEFA alleged violations remain dependent upon the number of units associated with the alleged violations. In the first quarter of 2015, the water authority of Cajamarca issued notices of alleged regulatory violations. The alleged OEFA violations currently range from zero to 80,112 units and the water authority alleged violations range from zero to 20,000 units, with each unit having a potential fine equivalent to approximately $.00116 ($0 to $116). Yanacocha and Conga are responding to all notices of alleged violations, but cannot reasonably predict the outcome of the agency allegations.

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

Investigations

We occasionally identify or are apprised of information or allegations that certain employees, affiliates, agents or associated persons may have engaged in unlawful conduct for which we might be held responsible. We are conducting an investigation, with the assistance of outside counsel, relating to certain business activities of the Company and its affiliates and contractors in countries outside the United States. The investigation includes a review of compliance with the requirements of the U.S. Foreign Corrupt Practices Act and other applicable laws and regulations. The Company is working with the U.S. Securities and Exchange Commission and the U.S. Department of Justice with respect to the investigation. In March 2016, the Company entered into a one-year agreement with the U.S. Securities and Exchange Commission tolling the statute of limitations relating to the investigation, and recently entered into a similar agreement with the U.S. Department of Justice. As of the filing of these financial statements, we cannot predict the outcome of these matters. Accordingly, no provision with respect to these matters has been made in our consolidated financial statements. See also Item 1A of the Company’s most recent Form 10-K, filed with the SEC on February 17, 2016 under the heading “Our business is subject to the U.S. Foreign Corrupt Practices Act and other extraterritorial and domestic anti-bribery laws, a breach or violation of which could lead to civil and criminal fines and penalties, loss of licenses or permits and other collateral consequences and reputational harm.”

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

Other Commitments and Contingencies

The Company has minimum royalty obligations on one of its producing mines in Nevada for the life of the mine. Amounts paid as a minimum royalty (where production royalties are less than the minimum obligation) in any year are recoverable in future years when the minimum royalty obligation is exceeded. Although the minimum royalty requirement may not be met in a particular year, the Company expects that over the mine life, gold production will be sufficient to meet the minimum royalty requirements. Average annual minimum royalty payments payable, net of recoverable amounts, are $28 in 2016, $32 in 2017 through 2020 and $19 thereafter.

On June 25, 2009, the Company completed the acquisition of the remaining 33.33% interest in Boddington from AngloGold Ashanti Australia Limited (“AngloGold”). Consideration for the acquisition consisted of $982 and a contingent royalty capped at $100, equal to 50% of the average realized operating margin (Revenue less Costs applicable to sales on a by-product basis), if any, exceeding $600 per ounce, payable quarterly beginning in the second quarter of 2010 on one-third of gold sales from Boddington. At the acquisition date, the Company estimated the fair value of the contingent consideration at $62. At March 31, 2016 and December 31, 2015, the estimated fair value of the unpaid contingent consideration was approximately $10. Changes to the estimated fair value resulting from periodic revaluations are recorded to Other expense, net. This contingent royalty is capped at $100 in aggregate payments. The Company has made no payments during 2016 and 2015. The range of remaining undiscounted amounts the Company could pay is between $0 and $28.

Discontinued operations include a retained royalty obligation (“Holt”) to Holloway Mining Company. Holloway Mining Company, which owned the Holt-McDermott property, was sold to St. Andrew Goldfields Ltd. (“St. Andrew”) in 2006. In January 2016, St. Andrew was acquired by Kirkland Lake Gold Inc. In 2009, the Superior Court issued a decision finding Newmont Canada Corporation (“Newmont Canada”) liable for a sliding scale royalty on production from the Holt property, which Newmont Canada appealed. In May 2011, the Ontario Court of Appeal upheld the Superior Court ruling finding Newmont liable for the sliding scale royalty, which equals 0.013% of net smelter returns multiplied by the quarterly average gold price, minus a 0.013% of net smelter returns. There is no cap on the sliding scale royalty and it will increase or decrease with changes in gold price, discount rate, and gold production scenarios. At March 31, 2016 and December 31, 2015, the estimated fair value of the Holt sliding scale royalty was $164 and $129, respectively. Changes to the estimated fair value resulting from periodic revaluations are recorded to Income (loss) from discontinued operations. During the first quarter of 2016 and 2015, the Company recorded a loss of $26 (net of a tax benefit of $11) and a gain of $8 (net of a tax expense of $4), respectively. During the first quarter of 2016 and 2015, the Company paid $2 and $3, respectively, related to the royalty.

As part of its ongoing business and operations, the Company and its affiliates are required to provide surety bonds, bank letters of credit and bank guarantees as financial support for various purposes, including environmental reclamation, exploration permitting, workers compensation programs and other general corporate purposes. At March 31, 2016 and December 31, 2015, there were $2,153 and $2,060, respectively, of outstanding letters of credit, surety bonds and bank guarantees. The surety bonds, letters of credit and bank guarantees reflect fair value as a condition of their underlying purpose and are subject to fees competitively determined in the market place. The obligations associated with these instruments are generally related to performance requirements that the Company addresses through its ongoing operations. As the specific requirements are met, the beneficiary of the associated instrument cancels and/or returns the instrument to the issuing entity. Certain of these instruments are associated with operating sites with long-lived assets and will remain outstanding until closure. Generally, bonding requirements associated with environmental regulation are becoming more restrictive. However, the Company believes it is in compliance with all applicable bonding obligations and will be able to satisfy future bonding requirements through existing or alternative means, as they arise.

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

ITEM 2.       MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (dollars in millions, except per share, per ounce and per pound amounts)

The following Management’s Discussion and Analysis (“MD&A”) provides information that management believes is relevant to an assessment and understanding of the consolidated financial condition and results of operations of Newmont Mining Corporation and its subsidiaries (collectively, “Newmont,” the “Company,” “our” and “we”). We use certain non-GAAP financial measures in our MD&A. For a detailed description of each of the non-GAAP measures used in this MD&A, please see the discussion under “Non-GAAP Financial Measures” beginning on page 59. References to “A$” refers to Australian currency.

This item should be read in conjunction with our interim unaudited Condensed Consolidated Financial Statements and the notes thereto included in this quarterly report. Additionally, the following discussion and analysis should be read in conjunction with Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations and the consolidated financial statements included in Part II of our Annual Report on Form 10-K for the year ended December 31, 2015 filed February 17, 2016.

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

We continue to position the business to capture benefits of economic recovery and demand growth in the current volatile commodity market environment. Our team has spent considerable time optimizing our project portfolio and we continue to move forward with developing projects that generate value. We are focused on providing sustainable efficiency, productivity and cost improvements over the next three years and expect to deliver significant cost and cash savings improvement initiatives. One of the programs we launched in 2013 and continue to progress in 2016 to achieve these improvements is the Full Potential program (“Full Potential”). Full Potential is designed to leverage our industry experience and discipline to accelerate the delivery of business improvement opportunities across our operations and support areas, resulting in improved levels of operating cash flow.

First quarter of 2016 highlights are included below and discussed further in Results of Consolidated Operations.

Operating highlights

•	Sales of $2,032 for the first quarter of 2016;

•	Average realized gold and copper prices of $1,194 per ounce and $2.02 per pound, respectively, for the first quarter of 2016;

•

Consolidated gold production of 1,416,000 ounces (1,229,000 attributable ounces) for the first quarter of 2016, at Costs applicable to sales per ounce of $638 (see “Non-GAAP Financial Measures” beginning on page 59);

•

Consolidated copper production of 141 million pounds (83 million attributable pounds) for the first quarter of 2016, at Costs applicable to sales per pound of $1.05 (see “Non-GAAP Financial Measures” beginning on page 59);

•	Gold operating margin of $556 per ounce for the first quarter of 2016 (see “Non-GAAP Financial Measures” beginning on page 59);

•	Copper operating margin of $0.97 per pound for the first quarter of 2016 (see “Non-GAAP Financial Measures” beginning on page 59).

Our global project pipeline

We manage our wider project portfolio to maintain flexibility to address the development risks associated with our projects including permitting, local community and government support, engineering and procurement availability, technical issues, escalating costs and other associated risks that could adversely impact the timing and costs of certain opportunities.

Projects included in our global pipeline comprise an important part of the Company’s growth strategy and reflect opportunities throughout the development cycle. The most advanced projects, including early stage development and projects in or near the Execution phase, are described below. The exploration, construction and execution of these projects may require significant funding to complete.

Merian, Suriname. On July 29, 2014, the Board of Directors of Newmont approved full funding for the Merian project in Suriname and construction began in August 2014. Following the project approval by Newmont, the Government of Suriname granted the Right of Exploitation on August 22, 2014. The Government of Suriname opted for a 25% ownership in the Merian project and made their earn-in payments. The project allows Newmont to pursue a new district with upside potential and the opportunity to grow and extend the operating life of the South American region. We expect Merian to reach commercial production by the fourth quarter of 2016. Upon reaching commercial production, we expect average estimated gold production (on a 100% basis) of 400,000 to 500,000 ounces per year for the first five years. Total capital spend on the project is expected to range from $575 to $625 on an attributable basis. As of March 31, 2016, total capital costs were $490, of which $61 related to the first quarter of 2016 on an attributable basis. At December 31, 2015, we reported 110.6 million tons of probable reserves, grading 0.035 ounces per ton for 3.8 million ounces of gold reserves on an attributable basis at Merian.

Long Canyon, Nevada.  The Board of Directors approved full funding for the first phase of the Long Canyon project in the second quarter of 2015. The Environmental Impact Statement Record of Decision was issued by the Bureau of Land Management on April 7, 2015. The project is now under construction and is expected to achieve commercial production in the first half of 2017. This first phase of development consists of an open pit mine and heap leach operation with production between 100,000 and 150,000 ounces per year over an eight year mine life. Total capital costs of the project are estimated between $250 and $300. As of March 31, 2016, total capital costs were $171, of which $36 related to the first quarter of 2016. We are currently assessing mining and processing options and completing a three-year infill drilling program to inform our approach to Phase 2. At December 31, 2015, we reported 18 million tons of probable reserves, grading 0.067 ounce per ton for 1.2 million ounces of gold reserves at Long Canyon.

Cripple Creek & Victor (“CC&V”) Expansion, Colorado. An expansion project at CC&V, which will extend CC&V’s estimated mine life to at least 2026, includes the construction of a new leach pad, mill and recovery plant. The mill was mechanically completed in the first quarter of 2015. Total capital costs for Newmont to complete the CC&V expansion project are estimated to be approximately $200. As of March 31, 2016, total capital costs for Newmont were $74, of which $21 related to the first quarter of 2016. Mill commissioning and ramp up of production will continue through 2016. The new leach pad and half of the recovery plant reached commercial production in the first quarter of 2016.

Tanami Expansion, Australia. The Board of Directors approved full funding of the Tanami Expansion project on October 28, 2015. The goal of the Tanami Expansion project is to increase production and lower all-in sustaining costs per ounce at the existing Tanami operation. Incremental improvements are driven by bringing ounces forward, mining additional ounces at depth and leveraging the fixed costs of the mine and processing facilities. The scope for this project includes a ventilation upgrade, additional mining equipment, additional mine access and increasing process plant capacity and recovery. Total capital costs for Newmont to complete the Tanami expansion project are estimated to be between $100 and $120, which will enable Tanami production of between 425,000 and 475,000 gold ounces for the first five years following the expansion at lower costs and an increased mine life by three years. As of March 31, 2016, total capital costs were $29, of which $9 related to the first quarter of 2016.

Ahafo Mill Expansion, Ghana. We continue to evaluate development alternatives for this project, currently in the feasibility stage. The project would increase profitable production by 100,000 to 125,000 ounces (first five year average) while lowering costs and off-setting the impacts of lower grades and harder ore. If approved in late 2016, the additional production would be expected to begin in 2018.

Subika Underground, Ghana. Subika Underground is in the feasibility stage of development as work continues to optimize the mine plan and reduce costs. The project would increase profitable production by 150,000 to 200,000 ounces of gold per year and an investment decision is expected in late 2016.

Selected Financial and Operating Results

	Three Months Ended
	March 31,
	2016	2015
Sales	$2,032	$1,972
Income (loss) from continuing operations	$161	$221
Net income (loss)	$135	$229
Net income (loss) attributable to Newmont stockholders	$52	$183
Per common share, basic:
Income (loss) from continuing operations attributable to Newmont stockholders	$0.15	$0.35
Net income (loss) attributable to Newmont stockholders	$0.10	$0.37
Adjusted net income (loss) (1)	$182	$229
Adjusted net income (loss) per share, basic (1)	$0.34	$0.46
Earnings before interest, taxes and depreciation and amortization (1)	$891	$797
Adjusted earnings before interest, taxes and depreciation and amortization (1)	$803	$815
Free Cash Flow (1)	$227	$344
Consolidated gold ounces (thousands)
Produced	1,416	1,362
Sold (2)	1,421	1,367
Consolidated copper pounds (millions)
Produced	141	139
Sold	167	139
Average realized price:
Gold (per ounce)	$1,194	$1,203
Copper (per pound)	$2.02	$2.34
Consolidated costs applicable to sales: (1)(3)
Gold (per ounce)	$638	$614
Copper (per pound)	$1.05	$1.35
Operating margin: (1)
Gold (per ounce)	$556	$589
Copper (per pound)	$0.97	$0.99
All-in sustaining costs: (1)
Gold (per ounce)	$828	$849
Copper (per pound)	$1.33	$1.73

(1)	See “Non-GAAP Financial Measures” beginning on page 59.
(2)	Excludes development ounces.
(3)	Excludes Depreciation and amortization and Reclamation and remediation.

Consolidated Financial Results

Net income (loss) attributable to Newmont stockholders for the first quarter of 2016 was $52 ($0.10 per share) compared to income of $183 ($0.37 per share) for the first quarter of 2015. Results for the first quarter of 2016 compared to the same period in 2015 were impacted by higher income and mining taxes, higher operating costs and lower realized gold and copper prices, partially offset by higher gold and copper sales volumes, lower copper unit costs and the sale of the Company’s investment in Regis Resources Ltd.

Gold sales increased 3% in the first quarter of 2016 as compared to the same period in 2015 due to higher sales volumes at existing operations and the addition of CC&V, partially offset by lower average realized prices and the sale of Waihi. The following analysis summarizes consolidated gold sales:

	Three Months Ended
	March 31,
	2016	2015
Consolidated gold sales:
Gross before provisional pricing	$1,685	$1,664
Provisional pricing mark-to-market	30	(1)
Gross after provisional pricing	1,715	1,663
Treatment and refining charges	(21)	(18)
Net	$1,694	$1,645
Consolidated gold ounces sold (thousands):	1,421	1,367
Average realized gold price (per ounce):
Gross before provisional pricing	$1,187	$1,217
Provisional pricing mark-to-market	21	(1)
Gross after provisional pricing	1,208	1,216
Treatment and refining charges	(14)	(13)
Net	$1,194	$1,203

The change in consolidated gold sales is due to:

Three Months Ended
March 31,
2016 vs. 2015
Change in consolidated ounces sold	$64
Change in average realized gold price	(12)
Change in treatment and refining charges	(3)
$49

Copper sales increased 3% in the first quarter of 2016 as compared to the same period in 2015 due to higher sales volumes as a result of higher production resulting from higher ore grade mined at Batu Hijau, partially offset by lower average realized prices. The following analysis summarizes consolidated copper sales:

	Three Months Ended
	March 31,
	2016	2015
Consolidated copper sales:
Gross before provisional pricing	$356	$370
Provisional pricing mark-to-market	14	(16)
Gross after provisional pricing	370	354
Treatment and refining charges	(32)	(27)
Net	$338	$327
Consolidated copper pounds sold (millions):	167	139
Average realized copper price (per pound):
Gross before provisional pricing	$2.13	$2.66
Provisional pricing mark-to-market	0.08	(0.12)
Gross after provisional pricing	2.21	2.54
Treatment and refining charges	(0.19)	(0.20)
Net	$2.02	$2.34

The change in consolidated copper sales is due to:

Three Months Ended
March 31,
2016 vs. 2015
Change in consolidated pounds sold	$71
Change in average realized copper price	(55)
Change in treatment and refining charges	(5)
$11

The following is a summary of consolidated gold and copper sales, net:

	Three Months Ended
	March 31,
	2016	2015
Gold
North America:
Carlin	$246	$276
Phoenix	64	61
Twin Creeks	159	149
CC&V (1)	65	—
	534	486
South America:
Yanacocha	211	301

Asia Pacific:
Boddington	204	239
Tanami	120	120
Waihi (2)	—	50
Kalgoorlie	106	74
Batu Hijau	283	114
	713	597
Africa:
Ahafo	101	121
Akyem	135	140
	236	261
	1,694	1,645
Copper
North America:
Phoenix	21	34
Asia Pacific:
Boddington	30	47
Batu Hijau	287	246
	317	293
	338	327
	$2,032	$1,972

(1)	On August 3, 2015, the Company acquired the CC&V gold mining business.
(2)	On October 29, 2015, the Company sold the Waihi mine.

The following is a summary of Costs applicable to sales and Depreciation and amortization:

	Costs Applicable		Depreciation and
	to Sales		Amortization
	Three Months Ended		Three Months Ended
	March 31,		March 31,
	2016	2015	2016	2015
Gold
North America:
Carlin	$189	$178	$49	$45
Phoenix	49	41	15	10
Twin Creeks	60	59	13	13
CC&V (1)	33	—	18	—
	331	278	95	68
South America:
Yanacocha	128	115	69	71
Merian	—	—	1	—
	128	115	70	71

Asia Pacific:
Boddington	111	157	23	30
Tanami	59	58	19	19
Waihi (2)	—	19	—	5
Kalgoorlie	65	60	5	5
Batu Hijau	100	51	20	9
	335	345	67	68
Africa:
Ahafo	57	56	15	15
Akyem	55	46	29	22
	112	102	44	37
	906	840	276	244
Copper
North America:
Phoenix	22	25	5	6
Asia Pacific:
Boddington	23	39	5	7
Batu Hijau	130	123	26	21
	153	162	31	28
	175	187	36	34
Other
Corporate and other	—	—	10	11
	$1,081	$1,027	$322	$289

(1)	On August 3, 2015, the Company acquired the CC&V gold mining business.
(2)	On October 29, 2015, the Company sold the Waihi mine.

Costs applicable to sales increased $54 in the first quarter of 2016 compared to the same period in 2015 due to higher sales volumes and the addition of CC&V, partially offset by continuous improvement projects, a favorable Australian dollar/U.S. dollar exchange rate, higher gold production and lower stockpile inventory adjustments. Costs applicable to sales for gold increased in the first quarter of 2016 compared to the same period in 2015 due to higher sales volumes primarily at Batu Hijau, higher co-product allocation of costs to gold due to changes in the gold and copper revenue percentages, and the addition of CC&V, partially offset by a favorable Australian dollar/U.S. dollar exchange rate, higher gold production, lower stockpile inventory adjustments and the sale of Waihi. Costs applicable to sales for copper decreased in the first quarter of 2016 compared to the same period in 2015 due to lower fuel prices, a favorable Australian dollar/U.S. dollar exchange rate, a lower co-product allocation of costs to copper due to changes in the gold and copper revenue percentages and higher production. For a complete discussion regarding variations in operations, see Results of Consolidated Operations.

The Company also reclassified regional administrative costs of $14 from Other expense, net to General and administrative and community development costs of $8 from Other expense, net to Costs applicable to sales for the quarter ended March 31, 2015.

Depreciation and amortization for gold increased $32 in the first quarter of 2016 compared to the same period in 2015 primarily due to higher sales volumes, higher leach pad inventory adjustments and from the addition of CC&V, partially offset by lower stockpile inventory adjustments. Depreciation and amortization for copper increased $2 in first quarter of 2016 compared to the same period in 2015 due to higher sales volumes.

Other income, net increased by $87 in the first quarter of 2016 compared to the same period in 2015 primarily due to a gain of $103 on the sale of the Company’s investment in Regis Resources Ltd. in the current year and an impairment charge on marketable securities recognized in the first quarter of 2015. This was partially offset by foreign currency exchange losses in the first quarter of 2016 and a gain on the sale of Hemlo mineral rights recognized in the first quarter of 2015.

The Company’s Income and mining tax expense (benefit) consisted of:

	Three Months Ended March 31,
	2016		2015		Variance
Income (loss) before income and mining tax and other items		$490		$423

Tax at statutory rate	35%	$172	35%	$148
Reconciling items:
Percentage depletion	(9)%	(42)	(3)%	(15)	(6)%
Change in valuation allowance on deferred tax assets	39%	194	10%	44	29%
Mining and other taxes	5%	23	2%	8	3%
Tax impact on sale of assets	(7)%	(35)	—%	—	(7)%
Effect of foreign earnings, net of credits	2%	10	1%	3	1%
Other	1%	2	1%	5	0%
Income and mining tax expense (benefit)	66%	$324	46%	$193	20%

During the first quarter of 2016, income and mining tax expense was $324, resulting in an effective tax rate of 66%. Income and mining tax expense during the first quarter of 2015 was $193 for an effective tax rate of 46%. The Company’s effective tax rate is driven by a number of factors as illustrated in the table above. The benefit for percentage depletion increased in 2016 due to the jurisdictional mix of income earned by the Company. This difference in the jurisdictional mix of income also resulted in higher 2016 mining taxes. In 2016, the Company increased its valuation allowance for foreign tax credits generated by a restructuring implemented for tax planning purposes. Finally, no tax expense was recognized on the on the sale of the Company’s interest in Regis Resources as this sale resulted in a tax loss.

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

There are a number of factors that can potentially impact the Company’s effective tax, including the geographic distribution of income, the non-recognition of tax assets, percentage depletion, changes in tax laws, and the impact of specific transactions and assessments. For a complete discussion of the factors that influence our effective tax rate, see Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations for the year ended December 31, 2015 filed February 17, 2016 on Form 10-K.

Due to the factors discussed above and the sensitivity of the Company’s income tax expense and effective tax rate to these factors, it is expected that the effective tax rate will fluctuate, sometimes significantly, in future periods.

Net loss (income) attributable to noncontrolling interests in the first quarter of 2016 was income of $83 compared to income of $46 in the same period of 2015. The increase in income from noncontrolling interests is a result of increased earnings at Batu Hijau in the current year.

Income (loss) from discontinued operations includes a retained royalty obligation (“Holt”) from Holloway Mining Company. Holloway Mining Company, which owned the Holt-McDermott property, was sold to St. Andrew Goldfields Ltd. (“St. Andrew”) in 2006. In January 2016, St. Andrew was acquired by Kirkland Lake Gold Inc. The Company records adjustments based on short and long-term prices, discount rate assumptions and resource estimates published by the operator. During the first quarter of 2016, the Company recorded a loss of $26, net of tax benefit of $11. During the first quarter of 2015, the Company recorded a gain of $8, net of tax expense of $4. Due to the nature of the sliding scale royalty calculation, changes in expected production, discount rates and gold price have a significant impact on the fair value of the liability.

Results of Consolidated Operations

	Gold or Copper		Costs Applicable		Depreciation and		All-In Sustaining
	Produced		to Sales (1)		Amortization		Costs (2)
	2016	2015	2016	2015	2016	2015	2016	2015
Three Months Ended March 31,
Gold	(ounces in thousands)		($ per ounce sold)		($ per ounce sold)		($ per ounce sold)
North America	456	405	$733	$691	$210	$171	$876	$895
South America (3)	180	248	717	468	409	299	1,006	715
Asia Pacific	578	493	569	681	120	142	682	818
Africa	202	216	556	474	219	171	698	640
Total/Weighted-Average	1,416	1,362	$638	$614	$201	$186	$828	$849
Attributable to Newmont (4)	1,229	1,186

Copper	(pounds in millions)		($ per pound sold)		($ per pound sold)		($ per pound sold)
North America	11	12	$2.13	$1.93	$0.52	$0.45	$2.50	$2.38
Asia Pacific	130	127	0.97	1.28	0.20	0.22	1.25	1.67
Total/Weighted-Average	141	139	$1.05	$1.35	$0.22	$0.25	$1.33	$1.73
Attributable to Newmont	83	83

Copper	(tonnes in thousands)
North America	5	5
Asia Pacific	59	57
Total/Weighted-Average	64	62
Attributable to Newmont	38	37

(1)	Excludes Depreciation and amortization and Reclamation and remediation.
(2)	All-In Sustaining Costs is a non-GAAP financial measure. See Non-GAAP Financial Measures beginning on page 59.
(3)	All-In Sustaining Costs and Depreciation and Amortization include expense for other South America projects.
(4)

Excludes 16 and 14 ounces in 2016 and 2015, respectively, from our interest in La Zanja and 11 and 13 ounces in 2016 and 2015, respectively, from our interest in Duketon. In March 2016, the Company sold its investment in Regis Resources Ltd., which operates the Duketon project.

First quarter 2016 compared to 2015

Consolidated gold production increased 4% due to higher production at our Asia Pacific operations and from the inclusion of CC&V production in our North America operations, partially offset by lower production from Africa and South America. Consolidated copper production increased 1% primarily due to higher production at the Batu Hijau operation included in Asia Pacific.

Costs applicable to sales per consolidated gold ounce increased 4% due to higher heap leach inventory adjustments, a higher co-product allocation of costs to gold due to changes in the gold and copper revenue percentages, partially offset by lower oil prices, a favorable Australian dollar foreign currency exchange rate, higher gold production and lower stockpile inventory adjustments. Costs applicable to sales per consolidated copper pound decreased 22% primarily due to lower oil prices, a favorable Australian dollar foreign currency exchange rate, a lower co-product allocation of costs to copper due to changes in the gold and copper revenue percentages and higher production.

Depreciation and amortization per consolidated gold ounce increased 8% due to higher heap leach inventory adjustments, partially offset by higher production and lower stockpile inventory adjustments. Depreciation and amortization per consolidated copper pound decreased 12% primarily due to higher production.

All-in sustaining costs per consolidated gold ounce decreased 2% primarily due to higher production and lower sustaining capital spend, partially offset by higher costs applicable to sales. All-in sustaining costs per consolidated copper pound decreased 23% primarily due to higher production, lower costs applicable to sales and lower sustaining capital spend.

North America Operations

	Gold or Copper		Costs Applicable		Depreciation and		All‑In Sustaining
	Produced		to Sales (1)		Amortization		Costs (2)
	2016	2015	2016	2015	2016	2015	2016	2015
Three Months Ended March 31,
Gold	(ounces in thousands)		($ per ounce sold)		($ per ounce sold)		($ per ounce sold)
Carlin	206	229	$913	$785	$235	$198	$1,087	$974
Phoenix	56	55	921	768	286	199	1,038	962
Twin Creeks	136	121	441	481	96	110	507	656
CC&V (3)	58	—	597	—	322	—	673	—
Total/Weighted-Average	456	405	$733	$691	$210	$171	$876	$895

Copper	(pounds in millions)		($ per pound sold)		($ per pound sold)		($ per pound sold)
Phoenix	11	12	$2.13	$1.93	$0.52	$0.45	$2.50	$2.38

Copper	(tonnes in thousands)

Phoenix	5	5

(1)	Excludes Depreciation and amortization and Reclamation and remediation.
(2)	All-In Sustaining Costs is a non-GAAP financial measure. See Non-GAAP Financial Measures beginning on page 59.
(3)	On August 3, 2015, the Company acquired the CC&V gold mining operation.

First quarter 2016 compared to 2015

Carlin, USA. Gold ounces produced decreased 10% primarily due to lower heap leach recoveries at North Area Leach and lower throughput and recovery at Mill 6. Costs applicable to sales per ounce increased 16% due to higher underground operating costs at Leeville and lower production, partially offset by lower oil prices. Depreciation and amortization per ounce increased 19% due to lower ounces sold and capital additions. All-in sustaining costs per ounce increased 12% due to higher costs applicable to sales, partially offset by lower sustaining capital spend.

Phoenix, USA. Gold ounces produced increased 2% primarily due to higher mill throughput, partially offset by lower recoveries. Copper pounds produced decreased 8% due to lower heap leach recovery. Costs applicable to sales per ounce increased 20% primarily due to concentrate inventory adjustments and a higher co-product allocation of costs to gold due to changes in the gold and copper revenue percentages, partially offset by lower oil prices. Costs applicable to sales per pound increased 10% due to lower production and inventory adjustments, partially offset by a lower co-product allocation of costs to copper due to changes in the gold and copper revenue percentages and lower oil prices. Depreciation and amortization per ounce increased 44% due to a higher co-product allocation of costs to gold due to changes in the gold and copper revenue percentages and inventory adjustments. Depreciation and amortization per pound increased 16% due to lower production and in-circuit inventory adjustments, partially offset by a lower co-product allocation of costs to copper due to changes in the gold and copper revenue percentages. All-in sustaining costs per ounce increased 8% due to higher costs applicable to sales, partially offset by higher production. All-in sustaining costs per pound increased 5% due to lower production, partially offset by lower costs applicable to sales.

Twin Creeks, USA. Gold ounces produced increased 12% due to higher ore grade processed at the autoclave as a result of a completed stripping campaign. Costs applicable to sales per ounce decreased 8% due to higher production and lower oil prices, partially offset by lower use of waste material for capital projects. Depreciation and amortization per ounce decreased 13% mainly due to higher production. All-in sustaining costs per ounce decreased 23% due to higher production, lower costs applicable to sales and lower sustaining capital spend.

CC&V, USA. We purchased 100% of the Cripple Creek & Victor gold mining operation in Colorado from AngloGold Ashanti Limited on August 3, 2015.

South America Operations

	Gold or Copper		Costs Applicable		Depreciation and		All‑In Sustaining
	Produced		to Sales (1)		Amortization		Costs (2)
	2016	2015	2016	2015	2016	2015	2016	2015

Three Months Ended March 31,	(in thousands)		($ per ounce sold)		($ per ounce sold)		($ per ounce sold)
Yanacocha	180	248	$717	$468	$386	$288	$944	$667
Yanacocha (48.65%)	(88)	(121)
Attributable to Newmont (3)	92	127

(1)	Excludes Depreciation and amortization and Reclamation and remediation.
(2)	All-In Sustaining Costs is a non-GAAP financial measure. See Non-GAAP Financial Measures beginning on page 59.
(3)	Excludes 16 and 14 ounces in 2016 and 2015, respectively, from our interest in La Zanja.

First quarter 2016 compared to 2015

Yanacocha, Peru. Gold production decreased 27% primarily due to lower ore grade leached and milled in addition to lower mill recovery, partially offset by higher heap leach tons placed. Costs applicable to sales per ounce increased 53% due to leach pad inventory adjustments and lower production, partially offset by lower direct operating costs. Depreciation and amortization per ounce increased 34% due to leach pad inventory adjustments and lower production, partially offset by lower amortization rates. All-in sustaining costs per ounce increased 42% due to higher costs applicable to sales and lower production.

Asia Pacific Operations

	Gold or Copper		Costs Applicable		Depreciation and		All-In Sustaining
	Produced		to Sales (1)		Amortization		Costs (2)
	2016	2015	2016	2015	2016	2015	2016	2015
Three Months Ended March 31,
Gold	(ounces in thousands)		($ per ounce sold)		($ per ounce sold)		($ per ounce sold)
Boddington	189	184	$679	$776	$145	$149	$767	$866
Tanami	104	99	577	587	183	191	762	755
Waihi (3)	—	41	—	466	—	112	—	512
Kalgoorlie	93	62	737	976	56	76	807	1,131
Batu Hijau	192	107	425	494	84	92	521	663
Total/Weighted-Average	578	493	$569	$681	$120	$142	$682	$818
Batu Hijau (51.5%)	(99)	(55)
Attributable to Newmont (4)	479	438

Copper	(pounds in millions)		($ per pound sold)		($ per pound sold)		($ per pound sold)
Boddington	17	18	$1.58	$1.92	$0.32	$0.34	$1.87	$2.25
Batu Hijau	113	109	0.91	1.16	0.19	0.20	1.19	1.56
Total/Weighted-Average	130	127	$0.97	$1.28	$0.20	$0.22	$1.25	$1.67
Batu Hijau (51.5%)	(58)	(56)
Attributable to Newmont	72	71

Copper	(tonnes in thousands)
Boddington	8	8
Batu Hijau	51	49
Total/Weighted-Average	59	57
Batu Hijau (51.5%)	(26)	(25)
Attributable to Newmont	33	32

(1)	Excludes Depreciation and amortization and Reclamation and remediation.
(2)	All-In Sustaining Costs is a non-GAAP financial measure. See Non-GAAP Financial Measures beginning on page 59.
(3)	On October 29, 2015, the Company sold the Waihi mine.
(4)	Excludes 11 and 13 ounces from our interest in Duketon. In March 2016, the Company sold its investment in Regis Resources Ltd., which operates the Duketon operation.

First quarter 2016 compared to 2015

Boddington, Australia. Gold production increased 3% primarily due to higher mill throughput as a result of higher mill utilization, and higher recovery, partially offset by lower ore grade milled and a lower draw-down of gold in-circuit inventory. Copper production decreased 6% due to lower ore grade milled, partially offset by higher throughput. Costs applicable to sales per ounce decreased 13% primarily due to higher production, a favorable foreign currency exchange rate, lower oil prices and stockpile inventory adjustments in the prior year, partially offset by a higher co-product allocation of costs to gold due to changes in the gold and copper revenue percentages. Costs applicable to sales per pound decreased 18% due to lower oil prices, a favorable Australian dollar foreign currency exchange rate, a lower co-product allocation of costs to copper due to changes in the gold and copper revenue percentages and stockpile inventory adjustments in the prior year, partially offset by lower production. Depreciation and amortization decreased 3% per ounce and 6% per pound primarily due to stockpile inventory adjustments in the prior year. All-in sustaining costs decreased 11% per ounce and 17% per pound primarily due to lower costs applicable to sales.

Tanami, Australia. Gold ounces produced increased 5% mainly due to higher throughput from increased mill feed and utilization, and a draw-down of in-circuit inventory compared to a build in the prior year, partially offset by lower ore grade milled. Costs applicable to sales per ounce decreased 2% due to higher production, a favorable foreign currency exchange rate and lower oil prices, partially offset by higher mine maintenance and underground mining costs. Depreciation and amortization per ounce decreased 4% primarily due to higher production. All-in sustaining costs per ounce were in line with prior year as higher advanced projects costs were mostly offset by higher production.

Waihi, New Zealand. On October 29, 2015, we completed the sale of the Waihi mine to OceanaGold.

Kalgoorlie, Australia. Gold ounces produced increased 50% primarily due to higher throughput as a result of higher mill utilization, and higher ore grade milled as a result of higher ore grade mined, partially offset by lower mill recovery. Costs applicable to sales per ounce decreased 24% due to higher production, a favorable Australian dollar foreign currency exchange rate and lower oil prices, partially offset by higher site support costs. Depreciation and amortization per ounce decreased 26% due to higher production and lower amortization rates. All-in sustaining costs per ounce decreased 29% due to higher production and lower sustaining capital spend.

Batu Hijau, Indonesia. Gold ounces produced increased 79% primarily due to higher ore grade milled as a result of higher ore grade mined, higher throughput and a draw-down of in-circuit inventory compared to a build in the prior year. Copper pounds produced increased 4% primarily due to higher throughput, and a draw-down of in-circuit inventory compared to a build in the prior year, partially offset by lower recovery. Costs applicable to sales per ounce decreased 14% primarily due to higher production, partially offset by higher co-product allocation of costs to gold due to changes in the gold and copper revenue percentages. Costs applicable to sales per pound decreased 22% primarily due to higher production and a lower co-product allocation of costs to copper due to changes in the gold and copper revenue percentages. Depreciation and amortization decreased 9% per ounce and 5% per pound due to higher production. All-in sustaining costs decreased 21% per ounce and 24% per pound due to higher production and lower sustaining capital spend.

Africa Operations

	Gold or Copper		Costs Applicable		Depreciation and		All-In Sustaining
	Produced		to Sales (1)		Amortization		Costs (2)
	2016	2015	2016	2015	2016	2015	2016	2015

Three Months Ended March 31,	(in thousands)		($ per ounce sold)		($ per ounce sold)		($ per ounce sold)
Ahafo	88	101	$661	$559	$177	$151	$851	$750
Akyem	114	115	477	400	251	188	565	509
Total / Weighted Average	202	216	$556	$474	$219	$171	$698	$640

(1)	Excludes Depreciation and amortization and Reclamation and remediation.
(2)	All-In Sustaining Costs is a non-GAAP financial measure. See Non-GAAP Financial Measures beginning on page 59.

First quarter 2016 compared to 2015

Ahafo, Ghana. Gold production decreased 13% due to a build of in-circuit inventory as compared to a draw-down in the prior year, lower ore grade milled and lower recovery. Costs applicable to sales per ounce increased 18% due to lower production and higher mining and milling costs, partially offset by lower oil prices. Depreciation and amortization per ounce increased 17% due to lower production. All-in sustaining costs per ounce increased 13% due to lower production.

Akyem, Ghana. Gold production decreased 1% due to lower ore grade milled and lower recovery, partially offset by higher throughput and a lower build of in-circuit inventory. Costs applicable to sales per ounce increased 19% due to higher processing costs from higher throughput and higher power costs, partially offset by lower mining costs driven mainly by lower oil prices. Depreciation and amortization per ounce increased 34% primarily due to higher amortization rates and lower production. All-in sustaining costs per ounce increased 11% due to higher costs applicable to sales and lower production, partially offset by lower sustaining capital spend.

Foreign Currency Exchange Rates

Our foreign operations sell their gold and copper production based on U.S. dollar metal prices. Approximately 29% and 37% of Costs applicable to sales for our foreign operations were paid in currencies other than the U.S. dollar during the first quarter of 2016 and 2015, respectively. Variations in the local currency exchange rates in relation to the

U.S. dollar at our foreign mining operations decreased Costs applicable to sales by approximately $20 per ounce, net of hedging losses, during the first quarter of 2016 compared to the same period in 2015.

Liquidity and Capital Resources

Operating Activities

Net cash provided by continuing operating activities was $524 in the first quarter of 2016, a decrease of $104 from the first quarter of 2015, primarily due to higher operating costs, lower average realized gold and copper prices and a net increase in working capital, partially offset by an increase in consolidated gold ounces sold and copper pounds sold.

Investing Activities

Net cash used in investing activities decreased to $111 during the first quarter of 2016 compared to $214 during the same period of 2015. Details of investing activities are below:

Additions to property, plant and mine development were $297 and $284 during the first quarter of 2016 and 2015, respectively, as follows:

	Three Months Ended
	March 31,
	2016	2015
North America:
Carlin	$36	$57
Phoenix	4	7
Twin Creeks	6	19
CC&V (1)	21	—
Other North America	36	6
	103	89
South America:
Yanacocha	14	15
Merian	82	86
	96	101
Asia Pacific:
Boddington	11	11
Tanami	24	16
Waihi (2)	—	6
Kalgoorlie	3	7
Batu Hijau	10	20
	48	60
Africa:
Ahafo	17	21
Akyem	7	11
	24	32
Corporate and Other	2	6
Accrual basis	273	288
Decrease (increase) in accrued capital expenditures and other non-cash adjustments	24	(4)
Cash basis	$297	$284

(3)	On August 3, 2015, the Company acquired the CC&V gold mining business.
(4)	On October 29, 2015, the Company sold the Waihi mine.

Capital expenditures in North America during the first quarter of 2016 primarily related to the development of the Long Canyon project, the mine life extension project at CC&V, surface and underground mine development, tailings facility construction and capitalized component purchases. Capital expenditures in South America primarily related to the development of the Merian project, construction of water treatment facilities, a tailings facility expansion, capitalized component purchases and infrastructure improvements. The majority of capital expenditures in Asia Pacific were for underground mine development, tailings and support facility construction and equipment and capitalized component purchases in Australia and equipment and capitalized component purchases in Batu Hijau. Capital expenditures in Africa were primarily related to tailings facility expansion, water treatment plant, capitalized component purchases, the Subika Underground project and the Ahafo Mill Expansion project.

Capital expenditures in North America during the first quarter of 2015 primarily related to the development of the Turf Vent Shaft project, surface and underground mine development, tailings facility construction and capitalized component purchases. Capital expenditures in South America were primarily related to the Merian project, as well as capitalized component purchases, surface mine development and infrastructure improvements at Yanacocha. The majority of capital expenditures in Asia Pacific were for underground mine development, tailings and support facility construction and mining equipment purchases in Australia and New Zealand and equipment and capitalized component purchases in Batu Hijau. Capital expenditures in Africa were related to tailings facility expansion, capitalized component purchases, the Subika Underground project and the Ahafo Mill Expansion project.

Sales of investments. During the first quarter of 2016 we received $184 from the sale of Regis Resources Ltd. During the first quarter of 2015 we received $29 primarily from the maturity of a Certificate of Deposit for $25.

Proceeds from sale of other assets. During the first quarter of 2016 we received $6, of which, $4 was cash received from royalties on mineral interests. During the first quarter of 2015 we received $44, of which, $38 was from the sale of Hemlo mineral rights in Ontario, Canada and $6 was from the sale of Relief Canyon in Nevada.

Financing Activities

Net cash used in financing activities was $738 and $196 during the first quarter of 2016 and 2015, respectively. Details of financing activities are below:

Repayment of debt. During the first quarter of 2016 we paid $499, of which $292 was for the 2019 senior notes, $206 was for the 2039 senior notes and $1 was for capital lease payments. During the first quarter of 2015, we paid $205 in debt, of which $200 was from the 2019 term loan facility and $5 was for the PTNNT revolving credit facility.

Scheduled minimum debt repayments are $143 for the remainder of 2016, $765 in 2017, $nil in 2018, $901 in 2019, $nil in 2020 and $3,974 thereafter. We generally expect to be able to fund maturities of debt from Net cash provided by operating activities, current investments, existing cash balances and available credit facilities. Depending upon market conditions and strategic considerations, we may choose to refinance some maturing debt in the capital markets.

At March 31, 2016 and 2015, we were in compliance with all debt covenants and provisions related to potential defaults.

Sale of noncontrolling interests. We received $37 in proceeds during the first quarter of 2015, of which, $34 related to TMAC’s private placement to raise funds and $3 was for the remaining payment from the government of Suriname for the 25% noncontrolling interest in the Merian project.

Funding from noncontrolling interests. We received $12 and $47 in funding during the first quarter of 2016 and 2015, respectively, for the Merian Project from Staatsolie (a company wholly owned by the Republic of Suriname).

Dividends paid to noncontrolling interests. During the first quarter of 2016, Yanacocha paid dividends of $146 to noncontrolling interests.

Dividends paid to common stockholders. We declared regular quarterly dividends totaling $0.025 per common share for the three months ended March 31, 2016 and 2015, respectively. We paid dividends of $13 and $12 to common stockholders in the first quarter of 2016 and 2015, respectively.

Increase in restricted cash, net. In the first quarter of 2016, we had a net increase of $91 in restricted cash primarily at PTNNT, of which $70 was for a revolving credit facility payment and $23 was related to reclamation. In the first quarter of 2015, we had a net increase of $55 in restricted cash primarily at PTNNT, of which $45 was for a revolving credit facility payment that was paid later in 2015 and $10 was for reclamation.

Discontinued Operations

Net cash used in discontinued operations was $2 and $3 in the first quarter of 2016 and 2015, respectively, and related to payments on the Holt property royalty.

Off-Balance Sheet Arrangements

We have the following off-balance sheet arrangements: operating leases (as discussed in Note 28 to the Consolidated Financial Statements for the year ended December 31, 2015, filed on February 17, 2016 on Form 10-K) and $2,153 of outstanding letters of credit, surety bonds and bank guarantees (see Note 22 to the Condensed Consolidated Financial Statements). At March 31, 2016, $98 of the $3,000 corporate revolving credit facility was used to secure the issuance of letters of credit, primarily supporting reclamation obligations.

We also have sales agreements or commitments to sell copper and gold concentrates at market prices as follows (in thousands of tons):

	2016	2017	2018	2019	2020	Thereafter
Batu Hijau	596	––	––	––	––	––
Boddington	176	226	165	66	66	––
Phoenix	53	46	52	46	47	184
	825	272	217	112	113	184

Other Liquidity Matters

At March 31, 2016, the Company had $2,461 in Cash and cash equivalents, of which $1,719 was held in foreign subsidiaries and is primarily held in U.S. dollar denominated accounts with the remainder in foreign currencies readily convertible to U.S. dollars. At March 31, 2016, $807 of the consolidated cash and cash equivalents was attributable to noncontrolling interests primarily related to our Indonesian and Peruvian operations which is being held to fund those operations and development projects. At March 31, 2016, $1,536 in consolidated cash and cash equivalents ($867 attributable to Newmont) was held at certain foreign subsidiaries that, if repatriated, may be subject to withholding taxes. The repatriation of this cash and the applicable withholding taxes would generate foreign tax credits in the U.S. As a result, we expect that there would be no additional tax burden upon repatriation after considering the cash cost associated with the withholding taxes.

We believe that our liquidity and capital resources from U.S. operations and flow-through foreign subsidiaries are adequate to fund our U.S. operations and corporate activities.

Environmental

Our mining and exploration activities are subject to various federal and state laws and regulations governing the protection of the environment. We have made, and expect to make in the future, expenditures to comply with such laws and regulations, but cannot predict the full amount of such future expenditures. At March 31, 2016 and December 31, 2015, $1,575 and $1,553, respectively, were accrued for reclamation costs relating to currently or recently producing mineral properties.

In addition, we are involved in several matters concerning environmental obligations associated with former mining activities. Based upon our best estimate of our liability for these matters, $316 and $318 were accrued for such obligations at March 31, 2016 and December 31, 2015, respectively. We spent $3 and $21 during the first quarter of 2016 and 2015, respectively, for environmental obligations related to the former, primarily historic, mining activities and have classified $34 as a current liability at March 31, 2016.

During the first quarter of 2016 and 2015, capital expenditures were approximately $12 and $37, respectively, to comply with environmental regulations.

For more information on the Company’s reclamation and remediation liabilities, see Notes 5 and 22 to the Condensed Consolidated Financial Statements.

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

	Three Months Ended
	March 31,
	2016	2015
Net income (loss) attributable to Newmont stockholders	$52	$183
Net income (loss) attributable to noncontrolling interests	83	46
Loss (income) from discontinued operations	26	(8)
Equity loss (income) of affiliates	5	9
Income and mining tax expense (benefit)	324	193
Depreciation and amortization	322	289
Interest expense, net of capitalized interest	79	85
EBITDA	$891	$797
Adjustments:
Impairment of investments	$—	$57
Restructuring and other	13	5
Loss on debt repayment	3	—
Loss (gain) on asset and investment sales	(104)	(44)
Adjusted EBITDA	$803	$815

Adjusted net income (loss)

Management uses Adjusted net income (loss) to evaluate the Company’s operating performance, and for planning and forecasting future business operations. The Company believes the use of Adjusted net income (loss) allows investors and analysts to understand the results of the continuing operations of the Company and its direct and indirect subsidiaries relating to the production and sale of minerals, by excluding certain items that have a disproportionate impact on our results for a particular period. The net income (loss) adjustments are generally presented net of tax at the Company’s statutory effective tax rate of 35% and net of our partners’ noncontrolling interests when applicable. The impact of the adjustments through the Company’s Valuation allowance is included in Tax adjustments. The Tax adjustment includes items such as foreign tax credits, alternative minimum tax credits, capital losses and disallowed foreign losses. Management’s determination of the components of Adjusted net income (loss) are evaluated periodically and based, in part, on a review of non-GAAP financial measures used by mining industry analysts. Net income (loss) attributable to Newmont stockholders is reconciled to Adjusted net income (loss) as follows:

	Three Months Ended
	March 31,
	2016	2015
Net income (loss) attributable to Newmont stockholders	$52	$183
Loss (income) from discontinued operations (1)	26	(8)
Impairment of investments (2)	—	37
Restructuring and other (3)	7	2
Loss (gain) on asset and investment sales (4)	(104)	(29)
Loss on debt repayment (5)	2	—
Tax adjustments (6)	199	44
Adjusted net income (loss)	$182	$229

Net income (loss) per share, basic	$0.10	$0.37
Loss (income) from discontinued operations, net of taxes	0.05	(0.01)
Impairment of investments, net of taxes	—	0.07
Restructuring and other, net of taxes	0.01	—
Loss (gain) on asset and investment sales, net of taxes	(0.20)	(0.06)
Loss on debt repayment	—	—
Tax adjustments	0.38	0.09
Adjusted net income (loss) per share, basic	$0.34	$0.46

Net income (loss) per share, diluted	$0.10	$0.37
Loss (income) from discontinued operations, net of taxes	0.05	(0.01)
Impairment of investments, net of taxes	—	0.07
Restructuring and other, net of taxes	0.01	—
Loss (gain) on asset and investment sales, net of taxes	(0.20)	(0.06)
Loss on debt repayment	—	—
Tax adjustments	0.38	0.09
Adjusted net income (loss) per share, diluted	$0.34	$0.46

Weighted average common shares (millions):
Basic	530	499
Diluted	531	500

(1)	Loss (income) from discontinued operations is presented net of tax expense (benefit) of $(11) and $4, respectively.
(2)	Impairment of investments, included in Other income, net, is presented net of tax expense (benefit) of $- and ($20), respectively.
(3)

Restructuring and other, included in Other expense, net, is presented net of tax expense (benefit) of ($5) and ($2), respectively and amounts attributed to noncontrolling interest income (expense) of ($1) and ($1), respectively.

(4)	Loss (gain) on asset and investment sales, included in Other income, net, are presented net of tax expense (benefit) of $- and $15, respectively.
(5)	Loss on debt repayment, included in Other income, net and Interest expense, net of capitalized interest, is presented net of tax expense (benefit) of $(1) and $-, respectively.
(6)	Tax adjustments include movements in tax valuation allowance and tax adjustments not related to current period earnings.

Free Cash Flow

Management uses Free Cash Flow as a non-GAAP measure to analyze cash flows generated from operations. Free Cash Flow is Net cash provided by operating activities plus Net cash used in discontinued operations less Additions to property, plant and mine development as presented on the Condensed Consolidated Statements of Cash Flow. The Company believes Free Cash Flow is also useful as one of the bases for comparing the Company’s performance with its competitors. Although Free Cash Flow and similar measures are frequently used as measures of cash flows generated from operations by other companies, the Company’s calculation of Free Cash Flow is not necessarily comparable to such other similarly titled captions of other companies.

The presentation of non-GAAP Free Cash Flow is not meant to be considered in isolation or as an alternative to net income as an indicator of the Company’s performance, or as an alternative to cash flows from operating activities as a measure of liquidity as those terms are defined by GAAP, and does not necessarily indicate whether cash flows will be sufficient to fund cash needs. The Company’s definition of Free Cash Flow is limited in that it does not represent residual cash flows available for discretionary expenditures due to the fact that the measure does not deduct the payments required for debt service and other contractual obligations or payments made for business acquisitions. Therefore, the Company believes it is important to view Free Cash Flow as a measure that provides supplemental information to the Company’s Condensed Consolidated Statements of Cash Flow.

The following table sets forth a reconciliation of Free Cash Flow, a non-GAAP financial measure, to Net cash provided by operating activities, which the Company believes to be the GAAP financial measure most directly comparable to Free Cash Flow, as well as information regarding Net cash used in investing activities and Net cash used in financing activities.

	Three Months Ended March 31,
	2016	2015
Net cash provided by operating activities	$522	$625
Plus: Net cash used in discontinued operations	2	3
Net cash provided by continuing operating activities	524	628
Less: Additions to property, plant and mine development	(297)	(284)
Free Cash Flow	$227	$344

Net cash used in investing activities (1)	$(111)	$(214)
Net cash used in financing activities	$(738)	$(196)

(1)	Net cash used in investing activities includes Additions to property, plant and mine development, which is included in the Company’s computation of Free Cash Flow.

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

Costs applicable to sales per ounce

	Three Months Ended
	March 31,
	2016	2015
Costs applicable to sales (1)	$906	$840
Gold sold (thousand ounces)	1,421	1,367
Costs applicable to sales per ounce	$638	$614

(1)	Includes by-product credits of $13 and $14 in the first quarter of 2016 and 2015, respectively.

Costs applicable to sales per pound

	Three Months Ended
	March 31,
	2016	2015
Costs applicable to sales (1)	$175	$187
Copper sold (million pounds)	167	139
Costs applicable to sales per pound	$1.05	$1.35

(1)	Includes by-product credits of $7 and $6 in the first quarter of 2016 and 2015, respectively.

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

The following disclosure provides information regarding the adjustments made in determining the all-in sustaining costs measure:

Cost Applicable to Sales - Includes all direct and indirect costs related to current gold production incurred to execute the current mine plan. Costs applicable to sales (“CAS”) includes by-product credits from certain metals obtained during the process of extracting and processing the primary ore-body. CAS is accounted for on an accrual basis and excludes Depreciation and amortization and Reclamation and remediation, which is consistent with our presentation of CAS on the Condensed Consolidated Statements of Income. In determining AISC, only the CAS associated with producing and selling an ounce of gold is included in the measure. Therefore, the amount of gold CAS included in AISC is derived from the CAS presented in the Company’s Condensed Consolidated Statements of Income less the amount of

CAS attributable to the production of copper at our Phoenix, Boddington and Batu Hijau mines. The copper CAS at those mine sites is disclosed in Note 4 to the Condensed Consolidated Financial Statements. The allocation of CAS between gold and copper at the Phoenix, Boddington and Batu Hijau mines is based upon the relative sales percentage of copper and gold sold during the period.

Reclamation Costs - Includes accretion expense related to reclamation liabilities and the amortization of the related Asset Retirement Cost (“ARC”) for the Company’s operating properties recorded as an ARC asset. Accretion related to reclamation liabilities and the amortization of the ARC assets for reclamation does not reflect annual cash outflows but are calculated in accordance with GAAP. The accretion and amortization reflect the periodic costs of reclamation associated with current gold production and are therefore included in the measure. The allocation of these costs to gold and copper is determined using the same allocation used in the allocation of CAS between gold and copper at the Phoenix, Boddington and Batu Hijau mines.

Advanced Projects and Exploration - Includes incurred expenses related to projects that are designed to increase or enhance current gold production and gold exploration. We note that as current resources are depleted, exploration and advance projects are necessary for us to replace the depleting reserves or enhance the recovery and processing of the current reserves. As this relates to sustaining our gold production, and is considered a continuing cost of a mining company, these costs are included in the AISC measure. These costs are derived from the Advanced projects, research and development and Exploration amounts presented in the Condensed Consolidated Statements of Income less the amount attributable to the production of copper at our Phoenix, Boddington and Batu Hijau mines. The allocation of these costs to gold and copper is determined using the same allocation used in the allocation of CAS between gold and copper at the Batu Hijau, Boddington and Phoenix mines.

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

Other expense, net - Includes administrative costs to support current gold production. We exclude certain exceptional or unusual expenses from Other expense, net, such as restructuring, as these are not indicative to sustaining our current gold operations. Furthermore, this adjustment to Other expense, net is also consistent with the nature of the adjustments made to Net income (loss) attributable to Newmont stockholders as disclosed in the Company’s non-GAAP financial measure Adjusted net income (loss). The allocation of these costs to gold and copper is determined using the same allocation used in the allocation of CAS between gold and copper at the Phoenix, Boddington and Batu Hijau mines.

Treatment and Refining Costs - Includes costs paid to smelters for treatment and refining of our concentrates to produce the salable metal. These costs are presented net as a reduction of Sales.

Sustaining Capital - We determined sustaining capital as those capital expenditures that are necessary to maintain current gold production and execute the current mine plan. Capital expenditures to develop new operations, or related to projects at existing operations where these projects will enhance gold production or reserves, are considered development. We determined the classification of sustaining and development capital projects based on a systematic review of our project portfolio in light of the nature of each project. Sustaining capital costs are relevant to the AISC metric as these are needed to maintain the Company’s current gold operations and provide improved transparency related to our ability to finance these expenditures from current operations. The allocation of these costs to gold and copper is determined using the same allocation used in the allocation of CAS between gold and copper at the Batu Hijau, Boddington and Phoenix mines.

			Advanced			Treatment				All-In
	Costs		Projects	General	Other	and		All-In	Ounces	Sustaining
Three Months Ended	Applicable	Reclamation	and	and	Expense,	Refining	Sustaining	Sustaining	(000)/Pounds	Costs per
March 31, 2016	to Sales (1)(2)(3)	Costs (4)	Exploration	Administrative	Net (5)	Costs	Capital (6)	Costs	(millions) Sold	oz/lb
Gold
Carlin	$189	$1	$3	$1	$—	$—	$32	$226	208	$1,087
Phoenix	49	1	—	—	—	3	2	55	53	1,038
Twin Creeks	60	1	2	—	—	—	6	69	136	507
CC&V (7)	33	1	3	—	—	—	—	37	55	673
Other North America	—	—	7	—	2	—	—	9	—	—
North America	331	4	15	1	2	3	40	396	452	876

Yanacocha	128	14	9	3	1	—	14	169	179	944
Merian	—	—	3	—	—	—	—	3	—	—
Other South America	—	—	6	2	—	—	—	8	—	—
South America	128	14	18	5	1	—	14	180	179	1,006

Boddington	111	1	—	—	—	4	9	125	163	767
Tanami	59	1	3	—	—	—	14	77	101	762
Kalgoorlie	65	1	1	—	—	1	3	71	88	807
Batu Hijau	100	3	1	3	—	12	4	123	236	521
Other Asia Pacific	—	—	1	3	1	—	—	5	—	—
Asia Pacific	335	6	6	6	1	17	30	401	588	682

Ahafo	57	2	5	—	—	—	10	74	87	851
Akyem	55	2	1	—	—	—	7	65	115	565
Other Africa	—	—	1	1	—	—	—	2	—	—
Africa	112	4	7	1	—	—	17	141	202	698

Corporate and Other	—	—	12	43	1	—	2	58	—	—
Total Gold	$906	$28	$58	$56	$5	$20	$103	$1,176	1,421	$828

Copper
Phoenix	$22	$1	$—	$—	$—	$1	$1	$25	10	$2.50
Boddington	23	—	—	—	—	3	2	28	15	1.87
Batu Hijau	130	5	—	1	—	28	5	169	142	1.19
Asia Pacific	153	5	—	1	—	31	7	197	157	1.25
Total Copper	$175	$6	$—	$1	$—	$32	$8	$222	167	$1.33

Consolidated	$1,081	$34	$58	$57	$5	$52	$111	$1,398

(1)	Excludes Depreciation and amortization and Reclamation and remediation.
(2)	Includes by-product credits of $20.
(3)	Includes stockpile and leach pad inventory adjustments of $28 at Yanacocha, $20 at Carlin, and $2 at Twin Creeks.
(4)	Reclamation costs include accretion of $23 and amortization of asset retirement costs of $11.
(5)	Other expense, net is adjusted for restructuring costs of $13.
(6)

Excludes development capital expenditures, capitalized interest, and the increase in accrued capital of $186. The following are major development projects: Merian, Long Canyon, the Tanami expansion project and the CC&V expansion project.

(7)	On August 3, 2015, the Company acquired the CC&V gold mining business.

			Advanced			Treatment				All-In
	Costs		Projects	General	Other	and		All-In	Ounces	Sustaining
Three Months Ended	Applicable	Reclamation	and	and	Expense,	Refining	Sustaining	Sustaining	(000)/Pounds	Costs per
March 31, 2015	to Sales (1)(2)(3)	Costs (4)	Exploration	Administrative	Net (5)	Costs	Capital (6)	Costs	(millions) Sold	oz/lb
Gold
Carlin	$178	$1	$3	$2	$—	$—	$37	$221	227	$974
Phoenix	41	1	1	1	—	2	4	50	52	962
Twin Creeks	59	1	2	—	—	—	18	80	122	656
Other North America	—	—	5	—	2	—	1	8	—	—
North America	278	3	11	3	2	2	60	359	401	895

Yanacocha	115	24	5	4	1	—	15	164	246	667
Merian	—	—	2	—	—	—	—	2	—	—
Other South America	—	—	10	—	—	—	—	10	—	—
South America	115	24	17	4	1	—	15	176	246	715

Boddington	157	2	1	—	—	6	9	175	202	866
Tanami	58	1	1	—	—	—	14	74	98	755
Waihi (7)	19	1	1	—	—	—	—	21	41	512
Kalgoorlie	60	1	—	—	—	1	7	69	61	1,131
Batu Hijau	51	2	—	1	—	9	6	69	104	663
Other Asia Pacific	—	—	1	3	2	—	—	6	—	—
Asia Pacific	345	7	4	4	2	16	36	414	506	818

Ahafo	56	1	6	—	—	—	12	75	100	750
Akyem	46	1	—	—	—	—	11	58	114	509
Other Africa	—	1	1	2	—	—	—	4	—	—
Africa	102	3	7	2	—	—	23	137	214	640

Corporate and Other	—	—	22	44	6	—	3	75	—	—
Total Gold	$840	$37	$61	$57	$11	$18	$137	$1,161	1,367	$849

Copper
Phoenix	$25	$1	$—	$—	$1	$1	$3	$31	13	$2.38
Boddington	39	—	—	—	—	4	2	45	20	2.25
Batu Hijau	123	5	—	1	—	22	14	165	106	1.56
Asia Pacific	162	5	—	1	—	26	16	210	126	1.67
Total Copper	$187	$6	$—	$1	$1	$27	$19	$241	139	$1.73

Consolidated	$1,027	$43	$61	$58	$12	$45	$156	$1,402

(1)	Excludes Depreciation and amortization and Reclamation and remediation.
(2)	Includes by-product credits of $20.
(3)	Includes stockpile and leach pad inventory adjustments of $24 at Carlin, $2 at Twin Creeks, $4 at Yanacocha, and $19 at Boddington.
(4)	Reclamation costs include accretion of $21 and amortization of asset retirement costs of $22.
(5)	Other expense, net is adjusted for restructuring costs of $5.
(6)

Excludes development capital expenditures, capitalized interest, and the increase in accrued capital of $128. The following are major development projects as of March 31, 2015: Turf Vent Shaft and Merian.

(7)	On October 29, 2015, the Company sold the Waihi mine.

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

	Gold
	Three Months Ended
	March 31,
	2016	2015
Average realized price per ounce	$1,194	$1,203
Costs applicable to sales per ounce	(638)	(614)
Operating margin per ounce	$556	$589

	Copper
	Three Months Ended
	March 31,
	2016	2015
Average realized price per pound	$2.02	$2.34
Costs applicable to sales per pound	(1.05)	(1.35)
Operating margin per pound	$0.97	$0.99

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

More detailed information regarding these factors is included in the section titled Item 1, Business; Item 1A, Risk

Factors in the Annual Report on Form 10-K for the year ended December 31, 2015 filed February 17, 2016 and elsewhere throughout this report. Many of these factors are beyond our ability to control or predict. Given these uncertainties, readers are cautioned not to place undue reliance on our forward-looking statements.

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

Decreases in the market price of gold and copper can also significantly affect the value of our product inventory, stockpiles and ore on leach pads, and it may be necessary to record a write-down to the net realizable value (“NRV”). NRV represents the estimated future sales price based on short-term and long-term metals prices, less estimated costs to complete production and bring the product to sale. The primary factors that influence the need to record write-downs of our product inventory, stockpiles and ore on leach pads include short-term and long-term metals prices and costs for production inputs such as labor, fuel and energy, materials and supplies, as well as realized ore grades and recovery rates. The significant assumptions in determining the stockpile, leach pad and product inventory adjustments for each mine site reporting unit at March 31, 2016 included production cost and capitalized expenditure assumptions unique to each operation, a short-term and long-term gold price of $1,183 and $1,300 per ounce, respectively, a short-term and long-term copper price of $2.12 and $3.00 per pound, respectively, and an Australian to U.S. dollar long-term exchange rate of $0.80.

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

Cash Flow Hedges

Foreign Currency Exchange Risk

We had the following foreign currency derivative contracts outstanding at March 31, 2016:

	Expected Maturity Date
	2016	2017	2018	Total/Average
A$ Operating Fixed Forward Contracts:
A$ notional (millions)	112	105	6	223
Average rate ($/A$)	0.95	0.93	0.92	0.94
Expected hedge ratio	12%	8%	4%

The fair value of the A$ foreign currency operating derivative contracts was a net liability position of $41 at March 31, 2016 and $60 at December 31, 2015.

Diesel Price Risk

We had the following diesel derivative contracts in North America outstanding at March 31, 2016:

	Expected Maturity Date
	2016	2017	Total/Average
Diesel Fixed Forward Contracts:
Diesel gallons (millions)	17	11	28
Average rate ($/gallon)	2.22	1.84	2.06
Expected hedge ratio	58%	38%

The fair value of the Diesel derivative contracts was a net liability position of $25 at March 31, 2016 and $32 at December 31, 2015.

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

At March 31, 2016, Newmont had gold sales of 227,000 ounces priced at an average of $1,238 per ounce, subject to final pricing over the next several months. Each $25 change in the price for provisionally priced gold sales would have an approximate $3 effect on our Net income (loss) attributable to Newmont stockholders. The London P.M. closing settlement price at March 31, 2016 for gold was $1,237 per ounce.

At March 31, 2016, Newmont had copper sales of 194 million pounds priced at an average of $2.19 per pound, subject to final pricing over the next several months. Each $0.10 change in the price for provisionally priced copper sales would have an approximate $7 effect on our Net income (loss) attributable to Newmont stockholders. The LME closing settlement price at March 31, 2016 for copper was $2.20 per pound.

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

On August 3, 2015, the Company acquired the Cripple Creek & Victor gold mining business (“CC&V”) (see Note 3 to the Condensed Consolidated Financial Statements). As permitted by the SEC Staff interpretive guidance for newly acquired businesses, the Company excluded CC&V from the evaluation of internal control over financial reporting as of March 31, 2016. The Company is continuing the process of integrating internal controls over financial reporting for CC&V. As of March 31, 2016, assets excluded from management’s assessment totaled $1,073 and CC&V contributed 3% of revenue reflected in our Condensed Consolidated Financial Statements.

During the third quarter of 2015, the Company began outsourcing certain of its information technology and transactional business processes to a third-party provider. As of March 31, 2016, the Company has transitioned certain procure-to-pay and payroll processes in its Corporate office and its APAC and North America regions as well as certain global information technology processes, including infrastructure and application support and the service desk, to the third-party provider. The Company plans to continue transitioning additional information technology and business processes to the third-party provider through the fourth quarter of 2016. The Company has taken the necessary steps to monitor and maintain appropriate internal controls over financial reporting.

There were no other changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS.

Information regarding legal proceedings is contained in Note 22 to the Condensed Consolidated Financial Statements contained in this Report and is incorporated herein by reference.

ITEM 1A.     RISK FACTORS.

There were no material changes to the risk factors disclosed in Item 1, Business; Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2015, as filed with the SEC on February 17, 2016.

ITEM 2.       UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

	(a)		(b)	(c)	(d)
Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that may yet be Purchased under the Plans or Programs
January 1, 2016 through January 31, 2016	—		—	—	N/A
February 1, 2016 through February 29, 2016	135,818	(1)	$25.89	—	N/A
March 1, 2016 through March 31, 2016	1,059	(1)	$27.85	—	N/A

(1)

Represents shares delivered to the Company from restricted stock units and performance leverage stock units held by Company employees upon vesting for the purpose of covering the recipients’ tax withholding obligations.

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

ITEM 5.       OTHER INFORMATION.

Departure of Directors or Certain Officers; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers.

On April 19, 2016, notification was provided that Mr. Glenn Culpepper, who currently serves as Senior Vice President and Controller (and Principal Accounting Officer) of Newmont Mining Corporation (the “Company” or “Newmont”), will be leaving the Company. In connection with Mr. Culpepper’s departure, the Company has determined to promote Mr. John Kitlen from the role of Vice President, Internal Audit to the role of Vice President, Controller and Chief Accounting Officer, effective as of June 1, 2016, following a transition period with Mr. Culpepper. Until such date, Mr. Culpepper will continue to serve as Senior Vice President, Controller.  The Company thanks Mr. Culpepper for his continued and dedicated service to Newmont during this transition.

Mr. Kitlen, age 52, was elected Vice President, Internal Audit in October 2012, having previously served as Director, Internal Audit since joining Newmont in February 2011. Prior to joining Newmont, Mr. Kitlen served as Director, Internal Audit at Sun Microsystems for four years. Previously, he served as the Internal Audit Director for StorageTek and spent more than seven years with Level 3 Communications in various roles including Vice President of Internal Audit, Assistant Corporate Controller and Director of Finance. Mr. Kitlen began his career in public accounting with Deloitte and Touche and holds Bachelor of Science and Master’s degrees in Accounting from the University of Florida and is a Certified Public Accountant.

In this new role, it is expected that Mr. Kitlen will participate in the Company’s standard compensation programs at the E5 Vice President level.  There is no other arrangement or understanding between Mr. Kitlen and any other persons pursuant to which he has been selected for the role. Mr. Kitlen does not have a family relationship with any member of the Board of Directors or any executive officer of the Company, and Mr. Kitlen has not been a participant or had any interest in any transaction with the Company that is reportable under Item 404(a) of Regulation S-K.

In connection with the previously disclosed transition of the Executive Vice President and Chief Operating Officer role from Mr. Chris Robison to Mr. Tom Palmer, the Company will enter into a six month consulting services agreement with Mr. Robison for transition services following his departure from the role on May 1, 2016.  The consulting services arrangement includes a consulting fee of $60,000 per month for six months for transition support and a completion fee of approximately $335,000 payable upon satisfactory delivery of services for the term of the agreement.  The Company thanks Mr. Robison for his outstanding contributions to Newmont during his tenure as Chief Operating Officer and his continued and dedicated service during this transition.

ITEM 6.       EXHIBITS.

(a)	The exhibits to this report are listed in the Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEWMONT MINING CORPORATION
(Registrant)

Date: April 20, 2016	/s/ LAURIE BRLAS
Laurie Brlas
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: April 20, 2016	/s/ GLENN CULPEPPER
Glenn Culpepper
Senior Vice President and Controller
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number		Description

10.1	-	2016 Form of Award Agreement used for Executive Officers to grant restricted stock units, pursuant to Registrant’s 2013 Stock Incentive Plan.

10.2	-	2016 Restricted Stock Unit Agreement for supplemental restricted stock unit award to E. Randall Engel, dated February 22, 2016.

10.3	-	2016 Restricted Stock Unit Agreement for supplemental restricted stock unit award to Stephen P. Gottesfeld, dated February 22, 2016.

12.1	-	Computation of Ratio of Earnings to Fixed Charges, filed herewith.

31.1	-

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