Form 10-Q
period 2016-06-30
NEWMONT MINING CORP /DE/
filed 2016-07-20
CIK 1164727

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2016

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

There were 530,594,563 shares of common stock outstanding on July 13, 2016.

PART I—FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS.

NEWMONT MINING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(unaudited, in millions except per share)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Sales	$2,038	$1,908	$4,070	$3,880

Costs and expenses
Costs applicable to sales (1)	1,059	1,027	2,140	2,054
Depreciation and amortization	314	276	636	565
Reclamation and remediation (Note 5)	25	26	50	49
Exploration	38	48	68	81
Advanced projects, research and development	44	33	72	61
General and administrative	64	68	121	126
Other expense, net	19	27	37	44
	1,563	1,505	3,124	2,980
Other income (expense)
Other income, net	—	(23)	98	(12)
Interest expense, net	(71)	(82)	(150)	(167)
	(71)	(105)	(52)	(179)
Income (loss) before income and mining tax and other items	404	298	894	721
Income and mining tax benefit (expense) (Note 6)	(310)	(152)	(634)	(345)
Equity income (loss) of affiliates	(5)	(7)	(10)	(16)
Income (loss) from continuing operations	89	139	250	360
Income (loss) from discontinued operations	(27)	9	(53)	17
Net income (loss)	62	148	197	377
Net loss (income) attributable to noncontrolling interests (Note 7)	(39)	(76)	(122)	(122)
Net income (loss) attributable to Newmont stockholders	$23	$72	$75	$255

Net income (loss) attributable to Newmont stockholders:
Continuing operations	$50	$63	$128	$238
Discontinued operations	(27)	9	(53)	17
	$23	$72	$75	$255
Income (loss) per common share (Note 8)
Basic:
Continuing operations	$0.09	$0.13	$0.24	$0.48
Discontinued operations	(0.05)	0.01	(0.10)	0.03
	$0.04	$0.14	$0.14	$0.51
Diluted:
Continuing operations	$0.09	$0.13	$0.24	$0.48
Discontinued operations	(0.05)	0.01	(0.10)	0.03
	$0.04	$0.14	$0.14	$0.51

Cash dividends declared per common share	$0.025	$0.025	$0.050	$0.050

(1)	Excludes Depreciation and amortization and Reclamation and remediation.

The accompanying notes are an integral part of the condensed consolidated financial statements.

NEWMONT MINING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited, in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net income (loss)	$62	$148	$197	$377
Other comprehensive income (loss):
Unrealized gain (loss) on marketable securities, net of $nil, $nil, $nil and $nil tax benefit (expense), respectively	21	(8)	(56)	(7)
Foreign currency translation adjustments	4	5	7	(5)
Change in pension and other post-retirement benefits, net of $nil, $(20), $(2) and $(22) tax benefit (expense), respectively	4	39	7	44
Change in fair value of cash flow hedge instruments, net of $(7), $(7), $(15) and $(3) tax benefit (expense), respectively	16	16	35	6
Other comprehensive income (loss)	45	52	(7)	38
Comprehensive income (loss)	$107	$200	$190	$415

Comprehensive income (loss) attributable to:
Newmont stockholders	$68	$124	$68	$293
Noncontrolling interests	39	76	122	122
	$107	$200	$190	$415

The accompanying notes are an integral part of the condensed consolidated financial statements.

NEWMONT MINING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in millions)

	Six Months Ended June 30,
	2016	2015
Operating activities:
Net income (loss)	$197	$377
Adjustments:
Depreciation and amortization	636	565
Stock-based compensation	37	40
Reclamation and remediation	48	47
Loss (income) from discontinued operations	53	(17)
Impairment of investments	—	73
Deferred income taxes	441	130
Gain on asset and investment sales, net	(104)	(43)
Other operating adjustments and impairments	181	165
Net change in operating assets and liabilities (Note 20)	(185)	(268)
Net cash provided by continuing operating activities	1,304	1,069
Net cash used in discontinued operations	(5)	(6)
Net cash provided by operating activities	1,299	1,063
Investing activities:
Additions to property, plant and mine development	(591)	(606)
Proceeds from sales of investments	184	29
Proceeds from sales of other assets	8	44
Other	(6)	(6)
Net cash used in investing activities	(405)	(539)
Financing activities:
Repayment of debt	(641)	(281)
Proceeds from stock issuance, net	—	675
Proceeds from sale of noncontrolling interests	—	37
Funding from noncontrolling interests	50	62
Dividends paid to noncontrolling interests	(146)	(3)
Dividends paid to common stockholders	(27)	(23)
Increase in restricted cash, net	(13)	(59)
Other	(1)	(8)
Net cash (used in) provided by financing activities	(778)	400
Effect of exchange rate changes on cash	4	(19)
Net change in cash and cash equivalents	120	905
Cash and cash equivalents at beginning of period	2,782	2,403
Cash and cash equivalents at end of period	$2,902	$3,308

The accompanying notes are an integral part of the condensed consolidated financial statements.

NEWMONT MINING CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited, in millions)

	At June 30,	At December 31,
	2016	2015
ASSETS
Cash and cash equivalents	$2,902	$2,782
Trade receivables	315	260
Other accounts receivables	194	185
Investments (Note 13)	46	19
Inventories (Note 14)	728	710
Stockpiles and ore on leach pads (Note 15)	953	896
Other current assets	156	131
Current assets	5,294	4,983
Property, plant and mine development, net	14,234	14,303
Investments (Note 13)	237	402
Stockpiles and ore on leach pads (Note 15)	2,956	3,000
Deferred income tax assets	1,264	1,718
Other non-current assets	718	730
Total assets	$24,703	$25,136

LIABILITIES
Debt (Note 16)	$196	$149
Accounts payable	348	396
Employee-related benefits	211	293
Income and mining taxes payable	126	38
Other current liabilities (Note 17)	479	540
Current liabilities	1,360	1,416
Debt (Note 16)	5,375	6,041
Reclamation and remediation liabilities (Note 5)	1,835	1,800
Deferred income tax liabilities	926	840
Employee-related benefits	463	437
Other non-current liabilities (Note 17)	361	310
Total liabilities	10,320	10,844

EQUITY
Common stock	849	847
Additional paid-in capital	9,457	9,427
Accumulated other comprehensive income (loss) (Note 19)	(341)	(334)
Retained earnings	1,458	1,410
Newmont stockholders' equity	11,423	11,350
Noncontrolling interests	2,960	2,942
Total equity (Note 18)	14,383	14,292
Total liabilities and equity	$24,703	$25,136

The accompanying notes are an integral part of the condensed consolidated financial statements.

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

NOTE 1     BASIS OF PRESENTATION

The interim Condensed Consolidated Financial Statements (“interim statements”) of Newmont Mining Corporation and its subsidiaries (collectively, “Newmont” or the “Company”) are unaudited. In the opinion of management, all adjustments (including normal recurring adjustments) and disclosures necessary for a fair presentation of these interim statements have been included. The results reported in these interim statements are not necessarily indicative of the results that may be reported for the entire year. These interim statements should be read in conjunction with Newmont’s Consolidated Financial Statements for the year ended December 31, 2015 filed on February 17, 2016 on Form 10-K. The year-end balance sheet data was derived from the audited financial statements and, in accordance with the instructions to Form 10-Q, certain information and footnote disclosures required by United States (U.S.) generally accepted accounting principles (“GAAP”) have been condensed or omitted. References to “A$” refers to Australian currency and “C$” refers to Canadian currency.

On June 30, 2016, Nusa Tenggara Partnership B.V. (owned 56.25% by the Company and 43.75% by Nusa Tenggara Mining Corporation, majority owned by Sumitomo Corporation) entered into a binding share sale and purchase agreement with PT Amman Mineral Internasional (“PTAMI”) to sell its 56% ownership interest in PT Newmont Nusa Tenggara (“PTNNT”), which operates the Batu Hijau copper and gold mine (“Batu Hijau”) in Indonesia. In addition, NVL (USA) Limited (“NVL”), a wholly owned subsidiary of the Company, (i) entered into a binding agreement to sell a loan made to PT Pukuafu Indah (“PTPI”), secured by PTPI’s 17.8% interest in PTNNT, to PTAMI, and (ii) consented to PT Indonesia Masabaga Investama (“PTIMI”) selling its 2.2% interest in PTNNT to PTAMI with sale proceeds applied toward repayment of an NVL loan to PTIMI. Through these transactions, Newmont will effectively sell its 48.5% economic interest in PTNNT to PTAMI and will have no remaining interest.

The sales proceeds to be received by the Company for its 48.5% economic interest in PTNNT includes $920 in cash to be received at closing, as well as contingent payments totaling up to $403. The contingent payments of up to $403 include (i) a Metal Price Upside deferred payment of up to $133, (ii) an Elang Development deferred payment totaling $118 and (iii) a Contingent Payment of up to $152. The contingent payment amounts are determined based on certain metal price, shipment or project development criteria, as described below.

The Metal Price Upside contingent payment of up to $133 is payable for any quarter in which the London Metal Exchange (“LME”) quarterly average copper price exceeds $3.75 per pound. It is calculated as 30% of the product of (i) the difference between the LME quarterly average copper price and $3.75 and (ii) 96.5% of the total pounds of copper contained in shipments of mineral products mined or produced from Batu Hijau that arrived in buyers’ or customers’ designated port for delivery during the previous quarter. The Elang Development contingent payment totaling $118 is payable no later than the first anniversary of the first shipment of any form of saleable copper, gold or silver product produced from the Elang development area. The Contingent Payment of up to $152 is payable (i) as a payment of $76 if in any year after 2022 in which there is production from Phase 7 of the Batu Hijau mine and the LME annual average copper price is $2.75 or more per pound and (ii) if the full Contingent Payment amount has not already been paid, a payment of $76 in any year after both the second anniversary of the first shipment of concentrate produced from the Elang development area and December 31, 2023 in which the LME annual average copper price in respect to such year is $3.25 or more per pound.

The sale of the Company’s economic interest in PTNNT is subject to customary representations, warranties and covenants by the parties, and is subject to various closing conditions, including (i) obtaining approval of the Indonesian Ministry of Energy and Mineral Resources and the Indonesian Investment Coordinating Board in respect of the transfer of shares to PTAMI, and other required governmental consents and approvals; (ii) PTNNT holding a valid export license at closing; (iii) concurrent closing of PT Multi Daerah Bersaing’s (“PTMDB”) sale of its approximately 24% stake in PTNNT to PTAMI; (iv) obtaining approval of the shareholders of PTNNT for the transfer of shares in PTNNT to PTAMI and the appointment of directors nominated by PTAMI; (v) no material adverse events having occurred,

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

including (a) an event that causes significant interruption of mining or milling operations of PTNNT for three months or longer, (b) laws or regulations that prevent PTNNT from exporting its production outside of Indonesia for three months or longer, (c) the revocation or termination of PTNNT’s mineral rights and mining concessions with the Republic of Indonesia, and (d) any revocation, termination or suspension of PTNNT’s export license; and (vi) the satisfaction or waiver of the conditions precedent in other transaction and finance-related agreements, including the resolution of certain tax matters pertaining to PTNNT shareholder PTPI.

The completion of the sale is subject to the closing conditions noted above, some of which are outside the control of the Company. Assuming the resolution of the closing conditions, the transaction is anticipated to close in the third quarter of 2016.

Based on the agreement to sell the economic interest in PTNNT, the Company evaluated the criteria under ASC 360 for classifying an asset as held for sale and concluded that as of June 30, 2016, PTNNT does not meet the criteria to be treated as an asset held for sale and will not be presented as a discontinued operation.

The Batu Hijau mine, which constitutes 15% of the Company’s total assets at June 30, 2016, is included in the Asia Pacific segment in the condensed consolidated financial statements. Refer to Note 7 for details on Batu Hijau’s financial position. The Company expects to record a loss on the sale of its economic interest in PTNNT of approximately $500 upon closing of the transaction. The expected loss does not currently include the $403 of contingent consideration described above due to the uncertainty in valuing the amounts.

As part of the Company’s asset impairment evaluation procedures at June 30, 2016, and in accordance with ASC 360, the Company has determined that the agreement to sell the economic interest in PTNNT was a triggering event that required the Company to evaluate the recoverability of the long-lived assets of PTNNT. Based on the evaluation of the probability weighted cash flows of either selling the economic interest in PTNNT or continuing to operate PTNNT as an asset held for use, the Company determined that no impairment was required at June 30, 2016.

The Company has reclassified certain prior period amounts to conform to the 2016 presentation including the following items:

The Company retrospectively adopted Accounting Standards Update (“ASU”) 2015-03, which requires debt issuance costs to be presented as a deduction from the corresponding debt liability. Refer to Note 2 for further details.

The Company reclassified regional administrative and community development costs of $17 and $8 from Other expense, net to General and administrative and Costs applicable to sales, respectively, for the three months ended June 30, 2015, and $31 and $16, respectively, for the six months ended June 30, 2015.

NOTE 2     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Risks and Uncertainties

As a global mining company, the Company’s revenue, profitability and future rate of growth are substantially dependent on prevailing prices for gold, copper and, to a lesser extent, silver. Historically, the commodity markets have been very volatile and there can be no assurance that commodity prices will not be subject to wide fluctuations in the future. A substantial or extended decline in commodity prices could have a material adverse effect on the Company’s financial position, results of operations, cash flows, access to capital and the quantities of reserves that the Company can economically produce. The carrying value of the Company’s Property, plant and mine development,  net; Inventories; Stockpiles and ore on leach pads and Deferred income tax assets are sensitive to the outlook for commodity prices. A

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

decline in the Company’s long-term price outlook from current levels could result in material impairment charges related to these assets.

On June 30, 2016, the Company, through its subsidiaries, entered into agreements to sell its 48.5% economic interest in PTNNT, which operates the Batu Hijau copper and gold mine in Indonesia. The closing of the sale is subject to various closing conditions, some of which are outside the control of the Company, and if not satisfied could result in the sale of PTNNT not being completed. See Note 1 above for a detailed description of the closing conditions specified in the share sale and purchase agreement.

In September 2014, PTNNT and the Government of Indonesia signed a Memorandum of Understanding (“MoU”) that resulted in the government agreeing to issue permits to allow PTNNT to export and sell copper concentrates from the Batu Hijau mine. The government then issued several six-month export permits since then, with the most recent permit renewal expected to expire in November 2016. Additionally, negotiations between PTNNT and the Government of Indonesia to amend the Contract of Work (the investment agreement entered into by PTNNT and the Indonesian government in 1986, which includes the right to export copper concentrates and a prohibition against new taxes, duties, and levies) remained on-going at the time that the Company entered into the agreement to sell its interest in PTNNT. In the event that the sale of the Company’s interest does not close prior to November 2016 or does not close at all, no assurances can be made with respect to the outcome of the Contract of Work negotiations and the renewal of the export permit. The failure to receive a timely renewal may negatively impact future operations and financial results at Batu Hijau. As a result of the on-going Contract of Work renegotiations at Batu Hijau, the need for asset impairments, inventory write-downs, tax valuation allowances and other applicable accounting charges will continue to be evaluated. At this time, the Company expects operations to continue into the future until the previously announced sale closes. The total assets at Batu Hijau as of June 30, 2016 and December 31, 2015 were $3,746 and $3,483, respectively.

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

Recently Adopted Accounting Pronouncements

Employee benefit plan accounting

In July 2015, the Financial Accounting Standards Board issued ASU No. 2015-12 related to defined benefit pension plans, defined contribution pension plans and health and welfare benefit plans. This update designates contract value as the only required measure for fully benefit-responsive investment contracts, simplifies and makes more effective the investment disclosure requirements for employee benefit plans and provides a simplified method for determining the measurement date for employee benefit plans. The update is effective in fiscal years, including interim periods, beginning after December 15, 2015. Adoption of this guidance, effective January 1, 2016, had no impact on the Consolidated Financial Statements or disclosures.

Fair value measurement

In May 2015, ASU No. 2015-07 was issued related to investments for which fair value is measured, or is eligible to be measured, using the net asset value per share practical expedient. This update removes the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share practical expedient. The amendment also removes certain disclosure requirements for these investments. This update will impact the annual disclosure related to pension plan assets measured at fair value. This update is effective in

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

fiscal years, including interim periods, beginning after December 15, 2015. Adoption of this guidance, effective January 1, 2016, had no impact on the Consolidated Financial Statements.

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

Consolidations

In February 2015, ASU No. 2015-02 was issued related to consolidations. This update makes some targeted changes to current consolidation guidance and impacts both the voting and the variable interest consolidation models. In particular, the update changes how companies determine whether limited partnerships or similar entities are variable interest entities. The update is effective in fiscal years, including interim periods, beginning after December 15, 2015. The Company currently consolidates certain variable interest entities. Adoption of this guidance, effective January 1, 2016, had no impact on the Consolidated Financial Statements or disclosures.

Recently Issued Accounting Pronouncements

Stock-based compensation

In March 2016, ASU No. 2016-09 was issued related to stock-based compensation. The new guidance simplifies the accounting for stock-based compensation transactions, including income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. This update is effective in fiscal years, including interim periods, beginning after December 15, 2016, and early adoption is permitted. The Company is currently evaluating this guidance and expects an insignificant impact on the Consolidated Financial Statements and disclosures.

Leases

In February 2016, ASU No. 2016-02 was issued related to leases. The new guidance modifies the classification criteria and requires lessees to recognize the assets and liabilities arising from most leases on the balance sheet. This update is effective in fiscal years, including interim periods, beginning after December 15, 2018, and early adoption is permitted. The Company is currently evaluating this guidance and the impact it will have on the Consolidated Financial Statements and disclosures.

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

Revenue recognition

In May 2014, ASU No. 2014-09 was issued related to revenue from contracts with customers. This ASU was further amended in August 2015, March 2016, April 2016 and May 2016 by ASU No. 2015-14, No. 2016-08, No. 2016-10 and No. 2016-12, respectively. The new standard provides a five-step approach to be applied to all contracts with customers and also requires expanded disclosures about revenue recognition. In August 2015, the effective date was deferred to reporting periods, including interim periods, beginning after December 15, 2017, and will be applied retrospectively. Early adoption is not permitted. The Company is currently evaluating this guidance and the impact it will have on the Consolidated Financial Statements and disclosures.

NOTE 3    BUSINESS ACQUISITION

On June 8, 2015, the Company announced an agreement with AngloGold Ashanti Limited to acquire 100% ownership in the Cripple Creek & Victor (“CC&V”) gold mining business in Colorado. CC&V is a surface mine with heap leach operations that provides ore to a crusher and a leach facility. During 2015, the Company received $675 in net proceeds from a common stock issuance. Newmont used the proceeds, supplemented with cash from the Company’s balance sheet, to fund the acquisition. On August 3, 2015, the Company completed the acquisition of CC&V for $821, plus a 2.5% net smelter return royalty on future gold production from underground ore which had no fair value at the acquisition date. In connection with the acquisition, the Company incurred acquisition costs of $3, for the three and six months ended June 30, 2016, which were recorded in Other expense, net. The acquisition is not material to the Company's results of operations, individually or in the aggregate; as a result, no pro forma financial information is provided.

During the second quarter of 2016, the final valuation of acquired assets and liabilities assumed was completed. There were no adjustments to the purchase price allocation since December 31, 2015. For further discussion of the CC&V acquisition, refer to Note 3 to the Consolidated Financial Statements for the year ended December 31, 2015 filed February 17, 2016 on Form 10-K.

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

NOTE 4     SEGMENT INFORMATION

The Company has organized its operations into four geographic regions. The geographic regions include North America, South America, Asia Pacific and Africa and represent the Company’s operating segments. The results of these operating segments are reviewed by the Company’s chief operating decision maker to make decisions about resources to be allocated to the segments and assess their performance. As a result, these operating segments represent the Company’s reportable segments. Notwithstanding this structure, the Company internally reports information on a mine-by-mine basis for each mining operation and have chosen to disclose this information on the following tables. Income (loss) before income and mining tax and other items from reportable segments does not reflect general corporate expenses, interest (except project-specific interest) or income and mining taxes (except for equity investments). Intercompany revenue and expense amounts have been eliminated within each segment in order to report on the basis that management uses internally for evaluating segment performance. Newmont’s business activities that are not considered operating segments are included in Corporate and Other although they are not required to be included in this footnote; they are provided for reconciliation purposes. In the first quarter of 2016, Merian was moved from Corporate and Other to the South America reportable segment as a result of the mine being included in the operating results and resource allocation of the South America segment. In the second quarter of 2016, Long Canyon was moved from Other North America to its own line item to reflect how the project is being reported internally. Segment results for prior periods have been retrospectively revised to reflect these changes. The financial information relating to the Company’s segments is as follows:

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

				Advanced	Income (Loss)
		Costs	Depreciation	Projects, Research	before Income
		Applicable	and	and Development	and Mining Tax	Capital
	Sales	to Sales	Amortization	and Exploration	and Other Items	Expenditures(1)
Three Months Ended June 30, 2016
Carlin	$256	$184	$43	$4	$22	$43
Phoenix:
Gold	62	39	12
Copper	22	22	7
Total Phoenix	84	61	19	1	3	3
Twin Creeks	144	58	13	2	70	14
Long Canyon	—	—	—	7	(7)	37
CC&V (2)	144	58	28	1	55	15
Other North America	—	—	—	5	(6)	2
North America	628	361	103	20	137	114

Yanacocha	194	120	59	11	(19)	24
Merian	—	—	—	11	(10)	60
Other South America	—	—	4	10	(14)	—
South America	194	120	63	32	(43)	84

Boddington:
Gold	250	141	29
Copper	35	33	6
Total Boddington	285	174	35	—	75	12
Tanami	179	64	23	3	89	33
Kalgoorlie	122	67	4	2	49	5
Batu Hijau:
Gold	191	65	14
Copper	178	92	19
Total Batu Hijau (3)	369	157	33	—	163	10
Other Asia Pacific	—	—	2	2	(10)	—
Asia Pacific	955	462	97	7	366	60

Ahafo	115	60	17	7	30	22
Akyem	146	56	32	3	55	3
Other Africa	—	—	—	—	(2)	—
Africa	261	116	49	10	83	25

Corporate and Other	—	—	2	13	(139)	2
Consolidated	$2,038	$1,059	$314	$82	$404	$285

(1)	Includes a decrease in accrued capital expenditures of $9; consolidated capital expenditures on a cash basis were $294.
(2)	The Company acquired the CC&V gold mining business on August 3, 2015.
(3)	On June 30, 2016, the Company announced the anticipated sale of Batu Hijau. Refer to Note 1 for additional information.

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

				Advanced	Income (Loss)
		Costs	Depreciation	Projects, Research	before Income
		Applicable	and	and Development	and Mining Tax	Capital
	Sales	to Sales	Amortization	and Exploration	and Other Items	Expenditures(1)
Three Months Ended June 30, 2015
Carlin	$243	$187	$46	$4	$3	$58
Phoenix:
Gold	50	32	8
Copper	24	17	3
Total Phoenix	74	49	11	1	9	8
Twin Creeks	150	65	12	3	68	12
Long Canyon	—	—	—	3	(3)	19
Other North America	—	—	—	4	(3)	1
North America	467	301	69	15	74	98

Yanacocha	242	130	66	8	20	19
Merian	—	—	—	3	(4)	78
Other South America	—	—	2	12	(16)	—
South America	242	130	68	23	—	97

Boddington:
Gold	202	122	24
Copper	41	29	5
Total Boddington	243	151	29	—	51	18
Tanami	138	59	22	2	53	30
Waihi (2)	39	18	3	1	14	4
Kalgoorlie	100	78	6	1	13	4
Batu Hijau:
Gold	178	73	14
Copper	269	123	21
Total Batu Hijau (3)	447	196	35	4	202	20
Other Asia Pacific	—	—	4	1	(12)	2
Asia Pacific	967	502	99	9	321	78

Ahafo	87	43	13	5	22	24
Akyem	145	51	24	4	63	8
Other Africa	—	—	—	1	—	—
Africa	232	94	37	10	85	32

Corporate and Other	—	—	3	24	(182)	24
Consolidated	$1,908	$1,027	$276	$81	$298	$329

(1)	Includes an increase in accrued capital expenditures of $7; consolidated capital expenditures on a cash basis were $322.
(2)	On October 29, 2015, the Company sold the Waihi mine.
(3)	On June 30, 2016, the Company announced the anticipated sale of Batu Hijau. Refer to Note 1 for additional information.

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

				Advanced	Income (Loss)
		Costs	Depreciation	Projects, Research	before Income
		Applicable	and	and Development	and Mining Tax	Capital
	Sales	to Sales	Amortization	and Exploration	and Other Items	Expenditures(1)
Six Months Ended June 30, 2016
Carlin	$502	$373	$92	$7	$24	$79
Phoenix:
Gold	126	88	27
Copper	43	44	12
Total Phoenix	169	132	39	1	(8)	7
Twin Creeks	303	118	26	4	153	20
Long Canyon	—	—	—	13	(13)	73
CC&V (2)	209	91	46	4	65	36
Other North America	—	—	—	6	(9)	2
North America	1,183	714	203	35	212	217

Yanacocha	405	248	128	20	(30)	38
Merian	—	—	1	14	(14)	142
Other South America	—	—	7	16	(25)	—
South America	405	248	136	50	(69)	180

Boddington:
Gold	454	252	52
Copper	65	56	11
Total Boddington	519	308	63	—	139	23
Tanami	299	123	42	6	127	57
Kalgoorlie	228	132	9	3	82	8
Batu Hijau:
Gold	474	165	34
Copper	465	222	45
Total Batu Hijau (3)	939	387	79	1	445	20
Other Asia Pacific	—	—	6	3	(15)	—
Asia Pacific	1,985	950	199	13	778	108

Ahafo	216	117	32	12	50	39
Akyem	281	111	61	4	102	10
Other Africa	—	—	—	1	(4)	—
Africa	497	228	93	17	148	49

Corporate and Other	—	—	5	25	(175)	4
Consolidated	$4,070	$2,140	$636	$140	$894	$558

(1)	Includes a decrease in accrued capital expenditures of $33; consolidated capital expenditures on a cash basis were $591.
(2)	The Company acquired the CC&V gold mining business on August 3, 2015.
(3)	On June 30, 2016, the Company announced the anticipated sale of Batu Hijau. Refer to Note 1 for additional information.

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

				Advanced	Income (Loss)
		Costs	Depreciation	Projects, Research	before Income
		Applicable	and	and Development	and Mining Tax	Capital
	Sales	to Sales	Amortization	and Exploration	and Other Items	Expenditures(1)
Six Months Ended June 30, 2015
Carlin	$519	$365	$91	$7	$50	$115
Phoenix:
Gold	111	73	18
Copper	58	42	9
Total Phoenix	169	115	27	2	17	15
Twin Creeks	299	124	25	5	142	31
Long Canyon	—	—	—	6	(6)	24
Other North America	—	—	—	6	(1)	2
North America	987	604	143	26	202	187

Yanacocha	543	245	137	13	114	34
Merian	—	—	—	5	(6)	164
Other South America	—	—	5	22	(29)	—
South America	543	245	142	40	79	198

Boddington:
Gold	441	279	54
Copper	88	68	12
Total Boddington	529	347	66	1	109	29
Tanami	258	117	41	3	98	46
Waihi (2)	89	37	8	2	39	10
Kalgoorlie	174	138	11	1	24	11
Batu Hijau:
Gold	292	124	23
Copper	515	246	42
Total Batu Hijau (3)	807	370	65	5	337	40
Other Asia Pacific	—	—	8	2	(21)	2
Asia Pacific	1,857	1,009	199	14	586	138

Ahafo	208	99	28	11	66	45
Akyem	285	97	46	4	134	19
Other Africa	—	—	—	2	(3)	—
Africa	493	196	74	17	197	64

Corporate and Other	—	—	7	45	(343)	30
Consolidated	$3,880	$2,054	$565	$142	$721	$617

(1)	Includes an increase in accrued capital expenditures of $11; consolidated capital expenditures on a cash basis were $606.
(2)	On October 29, 2015, the Company sold the Waihi mine.
(3)	On June 30, 2016, the Company announced the anticipated sale of Batu Hijau. Refer to Note 1 for additional information.

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

NOTE 5     RECLAMATION AND REMEDIATION

The Company’s mining and exploration activities are subject to various domestic and international laws and regulations governing the protection of the environment. These laws and regulations are continually changing and are generally becoming more restrictive. The Company conducts its operations to protect public health and the environment and believes its operations are in compliance with applicable laws and regulations in all material respects. The Company has made, and expects to make in the future, expenditures to comply with such laws and regulations, but cannot predict the full amount of such future expenditures. Estimated future reclamation and remediation costs are based principally on current legal and regulatory requirements.

The Company’s Reclamation and remediation expense consisted of:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Reclamation Accretion	$23	$21	$46	$42

Remediation	1	4	2	5
Remediation Accretion	1	1	2	2
	2	5	4	7
	$25	$26	$50	$49

The following are reconciliations of Reclamation and remediation liabilities:

	2016	2015
Reclamation balance at January 1,	$1,553	$1,497
Additions, changes in estimates and other	2	21
Payments and other	(8)	(13)
Accretion expense	46	42
Reclamation balance at June 30,	$1,593	$1,547

	2016	2015
Remediation balance at January 1,	$318	$192
Additions, changes in estimates and other	1	1
Payments and other	(10)	(25)
Accretion expense	2	2
Remediation balance at June 30,	$311	$170

The current portion of reclamation liabilities included in Other current liabilities was $35 and $37 at June 30, 2016 and December 31, 2015, respectively. The current portion of remediation liabilities included in Other current liabilities was $34 at June 30, 2016 and December 31, 2015. At June 30, 2016 and December 31, 2015, $1,593 and $1,553, respectively, were accrued for reclamation obligations relating to operating properties. In addition, the Company is involved in several matters concerning environmental obligations associated with former, primarily historic, mining activities. Generally, these matters concern developing and implementing remediation plans at the various sites involved. At June 30, 2016 and December 31, 2015, $311 and $318, respectively, were accrued for such environmental remediation obligations.

There was $17 and $15 in current restricted assets for settling reclamation and remediation obligations at June 30, 2016 and December 31, 2015, respectively, related to the Batu Hijau mine in Asia Pacific. Current restricted assets are included in Other current assets. Non-current restricted assets held for purposes of settling reclamation and

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

remediation obligations were $77 and $65 at June 30, 2016 and December 31, 2015, respectively. Of the amount at June 30, 2016, $43 is related to the Midnite Mine in Washington State, $13 is related to the Ahafo and Akyem mines in Ghana, Africa, $12 is related to the Batu Hijau mine in Asia Pacific, and $9 is related to the Con mine in Yellowknife, NWT, Canada. Of the amount at December 31, 2015, $43 is related to the Midnite Mine in Washington State, $13 is related to the Ahafo and Akyem mines in Ghana, Africa and $9 is related to the Con mine in Yellowknife, NWT, Canada.

Included in Investments at June 30, 2016 and December 31, 2015, was $21 and $20, respectively, of non-current equity securities, which are legally pledged for purposes of settling reclamation and remediation obligations related to the San Jose Reservoir in Yanacocha and for various locations in Nevada.

Refer to Note 22 for further discussion of reclamation and remediation matters.

NOTE 6     INCOME AND MINING TAXES

The Company’s Income and mining tax expense (benefit) differed from the amounts computed by applying the U.S. statutory corporate income tax rate for the following reasons:

	Three Months Ended June 30,				Six Months Ended June 30,
	2016		2015		2016		2015
Income (loss) before income and mining tax and other items		$404		$298		$894		$721

Tax at statutory rate	35%	$141	35%	$104	35%	$313	35%	$252
Reconciling items:
Percentage depletion (1)	2%	7	(6)%	(19)	(4)%	(36)	(5)%	(34)
Change in valuation allowance on deferred tax assets	36%	146	13%	40	38%	340	12%	84
Mining and other taxes	1%	6	5%	16	3%	29	3%	24
Tax impact on sale of assets	—%	—	—%	—	(4)%	(35)	—%	—
Effect of foreign earnings, net of credits	1%	6	2%	5	2%	17	1%	8
Other (1)	1%	4	2%	6	1%	6	2%	11
Income and mining tax expense	76%	$310	51%	$152	71%	$634	48%	$345

(1)	Includes the reduction to percentage depletion and the domestic production deduction from the filing of the 2015 tax return during the quarter.

A valuation allowance is provided for those deferred tax assets for which it is more likely than not that the related benefits will not be realized. In determining the amount of the valuation allowance, each quarter, the Company considers future reversals of existing taxable temporary differences, estimated future taxable income and taxable income in prior carryback year(s), as well as feasible tax planning strategies in each jurisdiction to determine if the deferred tax assets are realizable. If it is determined that the Company will not realize all or a portion of its deferred tax assets, it will place or increase a valuation allowance. Conversely, if determined that it will ultimately be able to realize all or a portion of the related benefits for which a valuation allowance has been provided, all or a portion of the related valuation allowance will be reduced. There are a number of risk factors that could impact the Company’s ability to realize the deferred tax assets.

The Company operates in numerous countries and accordingly it is subject to, and pays taxes under, the various tax regimes in the countries in which it operates. Some of these tax regimes are defined by contractual agreements with the local government, and others are defined by the general corporate income tax laws of the country. The Company has

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

historically filed, and continues to file, all required income tax returns and pay the income taxes determined to be due. The tax rules and regulations in many countries are complex and subject to interpretation. From time to time, the Company is subject to a review of its historic income tax filings and in connection with such reviews, disputes can arise with the taxing authorities over the interpretation or application of certain rules to the Company’s business conducted within the country involved.

At June 30, 2016, the Company’s gross unrecognized tax benefit, including interest and penalties, was $107 for uncertain income tax positions taken or expected to be taken on income tax returns. Of this, $77 represents the amount of unrecognized tax benefits that, if recognized, would affect the Company’s effective income tax rate.

During the second quarter of 2016, one of the Company’s Canadian subsidiaries received a tax and interest assessment from the Canadian Revenue Authority for $54 relating to a pre-acquisition transaction of Fronteer Gold Inc. and subsidiaries. The taxing authority is disputing the tax attribute that was created as part of the pre-acquisition transaction claimed on Fronteer’s tax return. The Company is procedurally required to pay at least half of the assessment by the quarter ending September 30, 2016. The Company intends to vigorously defend its position through all processes available.

As a result of the statute of limitations that expire in the next 12 months in various jurisdictions and possible settlements of audit-related issues with taxing authorities in various jurisdictions, none of which are individually significant, the Company believes that it is reasonably possible that the total amount of its net unrecognized income tax benefits will decrease by approximately $50 to $55 in the next 12 months.

NOTE 7     NET INCOME (LOSS) ATTRIBUTABLE TO NONCONTROLLING INTERESTS

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Minera Yanacocha	$(13)	$18	$(24)	$23
Batu Hijau	55	66	150	111
TMAC	—	(7)	—	(13)
Merian	(3)	—	(4)	—
Other	—	(1)	—	1
	$39	$76	$122	$122

Newmont has a 51.35% ownership interest in Minera Yanacocha S.R.L., with the remaining interests held by Compañia de Minas Buenaventura, S.A.A. (43.65%) and the International Finance Corporation (5%). Newmont consolidates Yanacocha in its Condensed Consolidated Financial Statements due to a majority voting interest.

Newmont has a 48.5% effective economic interest in PTNNT with remaining interests held by an affiliate of Sumitomo Corporation of Japan and various Indonesian entities. PTNNT operates the Batu Hijau copper and gold mine in Indonesia. Newmont consolidates PTNNT in its Condensed Consolidated Financial Statements as the primary beneficiary in the variable interest entity. For further information regarding the anticipated sale of the Company’s economic interest in PTNNT, see Note 1.

Newmont has a 29.2% ownership interest in TMAC Resources Inc. (“TMAC”), with the remaining interests held by TMAC management and various outside investors. Newmont’s retained investment in TMAC is accounted for as an equity method investment. Refer to Note 13 for additional information.

Newmont has a 75% economic interest in the development of the Merian project, with the remaining interests held by Staatsolie (a company wholly owned by the Republic of Suriname). Newmont consolidates the Merian project

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

through Surgold, a company wholly owned by Newmont. The project began construction in August 2014 and is planned to be in commercial production by the fourth quarter of 2016. According to the terms of the partnership agreement, Staatsolie will receive metal in kind for its 25% interest. Newmont consolidates the Merian project in its Condensed Consolidated Financial Statements as the primary beneficiary in the variable interest entity.

The following summarizes the assets and liabilities, inclusive of deferred tax liabilities, of our consolidated variable interest entities (including noncontrolling interests).

	At June 30, 2016		At December 31, 2015
	Batu Hijau	Merian	Batu Hijau	Merian
Current assets:
Cash and cash equivalents	$720	$29	$419	$16
Trade receivables	204	—	179	—
Other current assets (1)	419	44	362	23
	1,343	73	960	39
Non-current assets:
Property, plant and mine development, net	1,036	695	1,103	564
Stockpiles and ore on leach pads	1,007	—	1,104	—
Other non-current assets (2)	360	—	316	—
Total assets	$3,746	$768	$3,483	$603

Current liabilities:
Debt	$188	$—	$140	$—
Accounts payable	43	—	81	—
Other current liabilities (3)	151	46	71	35
	382	46	292	35
Non-current liabilities:
Debt	2	—	187	—
Reclamation and remediation liabilities	254	8	245	8
Other non-current liabilities (4)	393	—	330	—
Total liabilities	$1,031	$54	$1,054	$43

(1)	Other current assets include other accounts receivables, inventories, stockpiles and ore on leach pads, prepaid assets, restricted assets and other current assets.
(2)	Other non-current assets include income tax receivables and other non-current assets.
(3)	Other current liabilities include employee-related benefits, income and mining taxes payables and other current liabilities.
(4)	Other non-current liabilities include deferred income tax liabilities and employee-related benefits.

NOTE 8    INCOME (LOSS) PER COMMON SHARE

Basic income (loss) per common share is computed by dividing income available to Newmont common stockholders by the weighted average number of common shares outstanding during the period. Diluted income (loss) per common share is computed similarly, except that weighted average common shares is increased to reflect all dilutive instruments, including employee stock awards and convertible debt instruments. The dilutive effects of Newmont’s

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

dilutive securities are calculated using the treasury stock method and only those instruments that result in a reduction in income per share are included in the calculation.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Net income (loss) attributable to Newmont stockholders:
Continuing operations	$50	$63	$128	$238
Discontinued operations	(27)	9	(53)	17
	$23	$72	$75	$255

Weighted average common shares (millions):
Basic	531	505	530	502
Effect of employee stock-based awards	2	1	2	1
Diluted	533	506	532	503

Income (loss) per common share:
Basic:
Continuing operations	$0.09	$0.13	$0.24	$0.48
Discontinued operations	(0.05)	0.01	(0.10)	0.03
	$0.04	$0.14	$0.14	$0.51
Diluted:
Continuing operations	$0.09	$0.13	$0.24	$0.48
Discontinued operations	(0.05)	0.01	(0.10)	0.03
	$0.04	$0.14	$0.14	$0.51

Employee stock options to purchase 2 million and 2 million shares of common stock at weighted average exercise prices of $51 and $48 were outstanding at June 30, 2016 and 2015, respectively, but were not included in the computation of diluted weighted average common shares because their exercise prices exceeded the average price of the Company’s common stock for the respective periods presented.

Newmont is required to settle the principal amount of its 2017 Convertible Senior Note in cash and may elect to settle the remaining conversion premium (average share price in excess of the conversion price), if any, in cash, shares or a combination thereof. The effect of contingently convertible instruments on diluted earnings per share is calculated under the net share settlement method. The conversion price exceeded the Company’s share price for the periods presented; therefore, no additional shares were included in the computation of diluted weighted average common shares.

NOTE 9    EMPLOYEE PENSION AND OTHER BENEFIT PLANS

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Pension benefit costs, net:
Service cost	$8	$7	$15	$15
Interest cost	12	11	24	22
Expected return on plan assets	(15)	(14)	(29)	(29)
Amortization, net	6	7	12	14
	$11	$11	$22	$22

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Other benefit costs, net:
Service cost	$1	$1	$1	$2
Interest cost	1	1	2	3
Amortization, net	(2)	—	(3)	—
	$—	$2	$—	$5

NOTE 10    STOCK-BASED COMPENSATION

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Stock-based compensation:
Performance leveraged stock units	$11	$11	$19	$21
Restricted stock units	9	8	15	16
Strategic stock units	1	1	3	3
	$21	$20	$37	$40

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

	Fair Value at June 30, 2016
	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$2,902	$2,902	$—	$—
Restricted assets (1)	145	145	—	—
Marketable equity securities:
Extractive industries	51	51	—	—
Other	16	16	—	—
Marketable debt securities:
Asset backed commercial paper	20	—	—	20
Auction rate securities	7	—	—	7
Trade receivable from provisional copper and gold concentrate sales, net	264	264	—	—
	$3,405	$3,378	$—	$27
Liabilities:
Debt (2)	$5,874	$—	$5,874	$—
Derivative instruments, net:
Foreign exchange forward contracts	36	—	36	—
Diesel forward contracts	12	—	12	—
Boddington contingent consideration	12	—	—	12
Holt property royalty	200	—	—	200
	$6,134	$—	$5,922	$212

	Fair Value at December 31, 2015
	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$2,782	$2,782	$—	$—
Restricted assets (1)	132	132	—	—
Marketable equity securities:
Extractive industries	186	186	—	—
Other	16	16	—	—
Marketable debt securities:
Asset backed commercial paper	18	—	—	18
Auction rate securities	7	—	—	7
Trade receivable from provisional copper and gold concentrate sales, net	178	178	—	—
	$3,319	$3,294	$—	$25
Liabilities:
Debt (2)	$5,469	$—	$5,469	$—
Derivative instruments, net:
Foreign exchange forward contracts	60	—	60	—
Diesel forward contracts	32	—	32	—
Boddington contingent consideration	10	—	—	10
Holt property royalty	129	—	—	129
	$5,700	$—	$5,561	$139

(1)	Restricted assets include cash and marketable securities whose carrying amounts approximate their fair value.
(2)

Debt, exclusive of capital leases, is carried at amortized cost. The outstanding carrying value was $5,550 and $6,167 at June 30, 2016 and December 31, 2015, respectively. The fair value measurement of debt was based on prices obtained from readily available pricing sources.

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

The Company’s marketable equity securities are valued using quoted market prices in active markets and, as such, are classified within Level 1 of the fair value hierarchy. The securities are segregated based on industry. The fair value of the marketable equity securities is calculated as the quoted market price of the marketable equity security multiplied by the quantity of shares held by the Company.

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

The Company’s derivative instruments are valued using pricing models and the Company generally uses similar models to value similar instruments. Valuation models require a variety of inputs, including contractual terms, market prices, forward curves, measures of volatility and correlations of such inputs. The Company’s derivatives trade in liquid markets and, as such, model inputs can generally be verified and do not involve significant management judgment. Such instruments are classified within Level 2 of the fair value hierarchy.

The estimated value of the Boddington contingent royalty was determined using a (i) discounted cash flow model, (ii) Monte Carlo valuation model to simulate future gold and copper prices using the Company’s long-term gold and copper prices and (iii) Monte Carlo valuation model to simulate costs applicable to sales using the Company’s Australian to U.S. dollar exchange rate. This contingent royalty is capped at $100, of which $72 has been paid to date.

The estimated fair value of the Holt sliding scale royalty was determined using (i) a discounted cash flow model,  (ii) a Monte Carlo valuation model to simulate future gold prices using the Company’s long-term gold price, (iii) various gold production scenarios from reserve and resource information and (iv) a weighted average discount rate. The sliding scale royalty liability is classified within Level 3 of the fair value hierarchy.

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

The following tables set forth a summary of the quantitative and qualitative information related to the unobservable inputs used in the calculation of the Company’s Level 3 financial assets and liabilities at June 30, 2016 and December 31, 2015:

	At June 30,			Range/Weighted
Description	2016	Valuation technique	Unobservable input	average
Auction rate securities	$7	Risk-adjusted indicative price	Recoverability rate	90%
Asset backed commercial paper	$20	Risk-adjusted indicative price	Recoverability rate	90%
Boddington contingent consideration	$12	Monte Carlo	Discount rate	3.07%
			Short-term gold price	$1,260
			Long-term gold price	$1,300
			Short-term copper price	$2.14
			Long-term copper price	$3.00
			Long-term Australian to U.S. dollar exchange rate	$0.80
Holt property royalty	$200	Monte Carlo	Discount rate	3.27%
			Short-term gold price	$1,260
			Long-term gold price	$1,300
			Gold production scenarios (in 000's of ounces)	365 - 1,603

	At December 31,			Range/Weighted
Description	2015	Valuation technique	Unobservable input	average
Auction rate securities	$7	Risk-adjusted indicative price	Recoverability rate	85%
Asset backed commercial paper	$18	Risk-adjusted indicative price	Recoverability rate	90%
Boddington contingent consideration	$10	Monte Carlo	Discount rate	5.32%
			Short-term gold price	$1,106
			Long-term gold price	$1,300
			Short-term copper price	$2.22
			Long-term copper price	$3.00
			Long-term Australian to U.S. dollar exchange rate	$0.80
Holt property royalty	$129	Monte Carlo	Discount rate	5.06%
			Short-term gold price	$1,106
			Long-term gold price	$1,300
			Gold production scenarios (in 000's of ounces)	398 - 1,636

The following tables set forth a summary of changes in the fair value of the Company’s Level 3 financial assets and liabilities:

		Asset
	Auction	Backed		Boddington	Holt
	Rate	Commercial	Total	Contingent	Property	Total
	Securities(1)	Paper(1)	Assets	Consideration(2)	Royalty(3)	Liabilities
Fair value at December 31, 2015	$7	$18	$25	$10	$129	$139
Settlements	—	—	—	—	(5)	(5)
Revaluation	—	2	2	2	76	78
Fair value at June 30, 2016	$7	$20	$27	$12	$200	$212

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

		Asset
	Auction	Backed		Boddington	Holt
	Rate	Commercial	Total	Contingent	Property	Total
	Securities(1)	Paper(1)	Assets	Consideration(2)	Royalty(3)	Liabilities
Fair value at December 31, 2014	$6	$24	$30	$10	$179	$189
Settlements	—	—	—	—	(6)	(6)
Revaluation	1	(2)	(1)	—	(25)	(25)
Fair value at June 30, 2015	$7	$22	$29	$10	$148	$158

(1)	The gain (loss) recognized is included in Accumulated other comprehensive income (loss).
(2)	The gain (loss) recognized is included in Other expense, net.
(3)	The gain (loss) recognized is included in Income (loss) from discontinued operations.

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

Cash Flow Hedges

The following foreign currency and diesel contracts are designated as cash flow hedges and, as such, the effective portion of unrealized changes in market value have been recorded in Accumulated other comprehensive income (loss) and are reclassified to income during the period in which the hedged transaction affects earnings. Gains and losses from hedge ineffectiveness are recognized in current earnings.

Foreign Currency Contracts

The Company had the following foreign currency derivative contracts in Asia Pacific outstanding at June 30, 2016:

	Expected Maturity Date
	2016	2017	2018	Total/Average
A$ Operating Fixed Forward Contracts:
A$ notional (millions)	72	105	6	183
Average rate ($/A$)	0.95	0.93	0.92	0.94
Expected hedge ratio	11%	8%	4%

The A$ hedges run through the first quarter of 2018.

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

Diesel Fixed Forward Contracts

The Company had the following diesel derivative contracts in North America outstanding at June 30, 2016:

	Expected Maturity Date
	2016	2017	Total/Average
Diesel Fixed Forward Contracts:
Diesel gallons (millions)	12	15	27
Average rate ($/gallon)	2.14	1.75	1.92
Expected hedge ratio	61%	39%

Newmont hedges a portion of its operating cost exposure related to diesel consumed at its Nevada operations to reduce the variability in diesel prices. The hedging instruments consist of a series of financially settled fixed forward contracts, which run through the fourth quarter of 2017.

Derivative Instrument Fair Values

The Company had the following derivative instruments designated as hedges at June 30, 2016 and December 31, 2015:

	Fair Values of Derivative Instruments
	At June 30, 2016
	Other	Other	Other	Other
	Current	Non-current	Current	Non-current
	Assets	Assets	Liabilities	Liabilities
Foreign currency exchange contracts:
A$ operating fixed forwards	$—	$—	$26	$10
Diesel fixed forwards	1	1	13	1
Total derivative instruments	$1	$1	$39	$11

	Fair Values of Derivative Instruments
	At December 31, 2015
	Other	Other	Other	Other
	Current	Non-current	Current	Non-current
	Assets	Assets	Liabilities	Liabilities
Foreign currency exchange contracts:
A$ operating fixed forwards	$—	$—	$36	$24
Diesel fixed forwards	—	—	27	5
Total derivative instruments	$—	$—	$63	$29

As of June 30, 2016 and December 31, 2015, all derivative instruments held by the Company were subject to enforceable master netting arrangements held by various financial institutions. In general, the terms of the Company’s agreements provide for offsetting of amounts payable or receivable between it and the counterparty, at the election of both parties, for transactions that occur on the same date and in the same currency. The Company’s agreements also provide that in the event of an early termination, the counterparties have the right to offset amounts owed or owing under that and any other agreement with the same counterparty. The Company’s accounting policy is to not offset these positions in its accompanying balance sheets. As of June 30, 2016, the potential effect of netting derivative assets against liabilities due to the master netting agreements was $2. As of December 31, 2015, all gross amounts presented in the accompanying balance sheets were in a liability position.

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

The following tables show the location and amount of gains (losses) reported in the Company’s Condensed Consolidated Financial Statements related to the Company’s hedges.

	Foreign Currency		Diesel Fixed		Interest
	Exchange Contracts		Forward Contracts		Rate Contracts
	2016	2015	2016	2015	2016	2015
For the three months ended June 30,
Cash flow hedging relationships:
Gain (loss) recognized in Other comprehensive income (loss) (effective portion)	$(3)	$3	$7	$4	$—	$—
Gain (loss) reclassified from Accumulated other comprehensive income (loss) into income (loss) (effective portion) (1)	$(10)	$(6)	$(5)	$(6)	$(5)	$(4)
Gain (loss) reclassified from Accumulated other comprehensive income (loss) into income (loss) (ineffective portion) (2)	$—	$—	$1	$—	$—	$—
For the six months ended June 30,
Cash flow hedging relationships:
Gain (loss) recognized in Other comprehensive income (loss) (effective portion)	$4	$(24)	$5	$(1)	$—	$—
Gain (loss) reclassified from Accumulated other comprehensive income (loss) into income (loss) (effective portion) (1)	$(20)	$(13)	$(14)	$(13)	$(8)	$(9)
Gain (loss) reclassified from Accumulated other comprehensive income (loss) into income (loss) (ineffective portion) (2)	$—	$—	$1	$1	$—	$—

(1)	The gain (loss) recognized for the effective portion of cash flow hedges is included in Cost applicable to sales and Interest expense, net.
(2)	The ineffective portion recognized for cash flow hedges is included in Other income, net.

Based on fair values at June 30, 2016, the amount to be reclassified from Accumulated other comprehensive income (loss), net of tax to income for derivative instruments during the next 12 months is a loss of approximately $41.

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

At June 30, 2016, Newmont had gold and copper sales of 258,000 ounces and 125 million pounds priced at an average of $1,323 per ounce and $2.19 per pound, respectively, subject to final pricing over the next several months.

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

NOTE 13    INVESTMENTS

	At June 30, 2016
	Cost/Equity	Unrealized		Fair/Equity
	Basis	Gain	Loss	Basis
Current:
Marketable Equity Securities:
Gabriel Resources Ltd.	$5	$13	$—	$18
Other	14	15	(1)	28
	$19	$28	$(1)	$46
Non-current:
Marketable Debt Securities:
Asset backed commercial paper	$19	$1	$—	$20
Auction rate securities	8	—	(1)	7
	27	1	(1)	27

Marketable Equity Securities	19	2	—	21

Other investments, at cost	6	—	—	6

Equity Method Investments:
TMAC	97	—	—	97
Minera La Zanja S.R.L.	68	—	—	68
Novo Resources Corp.	15	—	—	15
Euronimba Ltd.	3	—	—	3
	$235	$3	$(1)	$237

	At December 31, 2015
	Cost/Equity	Unrealized		Fair/Equity
	Basis	Gain	Loss	Basis
Current:
Marketable Equity Securities:
Gabriel Resources Ltd.	$5	$—	$—	$5
Other	14	2	(2)	14
	$19	$2	$(2)	$19
Non-current:
Marketable Debt Securities:
Asset backed commercial paper	$17	$1	$—	$18
Auction rate securities	8	—	(1)	7
	25	1	(1)	25
Marketable Equity Securities:
Regis Resources Ltd.	81	82	—	163
Other	17	3	—	20
	98	85	—	183

Other investments, at cost	6	—	—	6

Equity Method Investments:
TMAC	101	—	—	101
Minera La Zanja S.R.L.	71	—	—	71
Novo Resources Corp.	14	—	—	14
Euronimba Ltd.	2	—	—	2
	$317	$86	$(1)	$402

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

In March 2016, Newmont participated in the TMAC offering acquiring 242,979 shares for C$2, maintaining its 29.37% ownership interest. During the three months ended June 30, 2016, Newmont’s ownership interest was diluted to 29.2% due primarily to the exercising of warrants held by other shareholders. In July 2016, Newmont participated in a second offering acquiring an additional 1,159,000 shares for C$17.5, maintaining its 29.2% ownership interest. During 2015, Newmont determined that TMAC was no longer considered a variable interest entity and should no longer be consolidated into Newmont’s financial results due to a number of financing events, which took place during the year. Newmont deconsolidated the assets, liabilities and non-controlling interest related to TMAC and recognized a gain of $76, recorded within Other income, net, during the third quarter of 2015. The fair value of the retained investment was valued utilizing the market approach applying the IPO share price. Newmont’s retained investment in TMAC is accounted for as an equity method investment.

There were no investment impairments for other-than-temporary declines in value during the three and six months ended June 30, 2016. As of June 30, 2016, there was a $22 increase in the fair value of marketable securities previously impaired, primarily due to Gabriel Resources Ltd., Pilot Gold, Eurasian Minerals Inc. and Loncor Resources Inc. During the three and six months ended June 30, 2015, the Company recognized investment impairments for other-than-temporary declines in value of $16 and $73, respectively, primarily related to Regis Resources Ltd., as a result of the continued decline in the stock price. As of June 30, 2015, there was a $26 decrease in the fair value of marketable securities previously impaired, primarily due to Gabriel Resources Ltd. and Pilot Gold.

The following tables present the gross unrealized losses and fair value of the Company’s investments with unrealized losses that are deemed to be temporarily impaired, aggregated by length of time that the individual securities have been in a continuous unrealized loss position:

	Less than 12 Months		12 Months or Greater		Total
At June 30, 2016	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Marketable equity securities	$4	$1	$—	$—	$4	$1
Auction rate securities	—	—	7	1	7	1
	$4	$1	$7	$1	$11	$2

	Less than 12 Months		12 Months or Greater		Total
At December 31, 2015	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Marketable equity securities	$5	$2	$—	$—	$5	$2
Auction rate securities	—	—	7	1	7	1
	$5	$2	$7	$1	$12	$3

While the fair value of some of the Company’s investments in marketable equity securities and auction rate securities are below their respective cost, the Company views these declines as temporary. The Company has the ability and intends to hold its securities until maturity or such time that the market recovers.

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

NOTE 14    INVENTORIES

	At June 30,	At December 31,
	2016	2015
Materials and supplies	$457	$454
Concentrate and copper cathode	137	128
In-process	123	118
Precious metals	11	10
	$728	$710

NOTE 15    STOCKPILES AND ORE ON LEACH PADS

	At June 30,	At December 31,
	2016	2015
Current:
Stockpiles	$543	$554
Ore on leach pads	410	342
	$953	$896
Non-current:
Stockpiles	$2,595	$2,622
Ore on leach pads	361	378
	$2,956	$3,000

	At June 30,	At December 31,
	2016	2015
Stockpiles and ore on leach pads:
Carlin	$440	$394
Phoenix	105	106
Twin Creeks	334	329
Long Canyon	1	—
CC&V	348	319
Yanacocha	409	440
Merian	8	4
Boddington	395	390
Tanami	8	12
Kalgoorlie	107	109
Batu Hijau	1,158	1,218
Ahafo	471	456
Akyem	125	119
	$3,909	$3,896

During the three and six months ended June 30, 2016, the Company recorded write-downs of $57 and $107, respectively, classified as components of Costs applicable to sales and write-downs of $26 and $50, respectively, classified as components of Depreciation and amortization to reduce the carrying value of stockpiles and ore on leach pads to net realizable value. Adjustments to net realizable value are a result of higher future processing costs in addition to stripping campaigns driving lower grade and lower recovery resulting in higher costs per unit. Of the write-downs during the three months ended June 30, 2016, $31 is related to Carlin, $10 to Twin Creeks and $42 to Yanacocha. Of the write-downs during the six months ended June 30, 2016, $58 is related to Carlin, $12 to Twin Creeks and $87 to Yanacocha.

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

NOTE 16    DEBT

On March 29, 2016, the Company accepted for purchase approximately $274 of its 2019 Notes and $226 of its 2039 Notes through a debt tender offer. The company recorded a net pre-tax loss of $4 in Other income, net as a result of the debt tender offer. Additionally, the Company reclassified $2 in Interest expense, net from Accumulated other comprehensive income (loss) related to the acceleration of the unrealized gains on the treasury rate lock contracts, which were entered into upon issuance of the Notes in 2009.

During the second quarter, the company paid $140 on the PTNNT revolving credit facility. There was $24 and $nil in current restricted assets at June 30, 2016 and December 31, 2015, respectively, for future payments on the PTNNT revolving credit facility as required by local statutes. Current restricted assets are included in Other current assets.

Scheduled minimum debt repayments are $3 for the remainder of 2016, $765 in 2017, $nil in 2018, $901 in 2019, $nil in 2020 and $3,974 thereafter. Scheduled minimum capital lease repayments are $3 in 2016, $6 in 2017, $4 in 2018, $4 in 2019, $1 in 2020 and $3 thereafter.

NOTE 17    OTHER LIABILITIES

	At June 30,	At December 31,
	2016	2015
Other current liabilities:
Accrued operating costs	$122	$105
Accrued capital expenditures	86	121
Reclamation and remediation liabilities	69	71
Accrued interest	63	71
Derivative instruments	39	63
Royalties	52	63
Holt property royalty	13	10
Taxes other than income and mining	6	9
Other	29	27
	$479	$540

Other non-current liabilities:
Holt property royalty	$187	$119
Income and mining taxes	80	78
Power supply agreements	31	31
Social development obligations	29	29
Derivative instruments	11	29
Boddington contingent consideration	10	10
Other	13	14
	$361	$310

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

NOTE 18    CHANGES IN EQUITY

	Six Months Ended June 30,
	2016	2015
Common stock:
At beginning of period	$847	$798
Stock-based awards	2	2
Stock issuance	—	46
At end of period	849	846
Additional paid-in capital:
At beginning of period	9,427	8,712
Stock-based awards	30	38
Stock issuance	—	629
Sale of noncontrolling interests	—	12
At end of period	9,457	9,391
Accumulated other comprehensive income (loss):
At beginning of period	(334)	(478)
Other comprehensive income (loss)	(7)	38
At end of period	(341)	(440)
Retained earnings:
At beginning of period	1,410	1,242
Net income (loss) attributable to Newmont stockholders	75	255
Dividends paid	(27)	(23)
At end of period	1,458	1,474
Noncontrolling interests:
At beginning of period	2,942	2,815
Net income (loss) attributable to noncontrolling interests	122	122
Dividends paid to noncontrolling interests	(146)	(3)
Funding from noncontrolling interests, net	43	45
Sale of noncontrolling interests, net	—	22
Other	(1)	(4)
At end of period	2,960	2,997
Total equity	$14,383	$14,268

.

NOTE 19    RECLASSIFICATIONS OUT OF ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

			Pension and	Changes in
	Unrealized gain	Foreign	other	fair value of
	(loss) on	currency	post‑retirement	cash flow
	marketable	translation	benefit	hedge
	securities, net	adjustments	adjustments	instruments	Total
Balance at December 31, 2015	$(43)	$116	$(207)	$(200)	$(334)
Change in other comprehensive income (loss) before reclassifications	47	7	1	7	62
Reclassifications from accumulated other comprehensive income (loss)	(103)	—	6	28	(69)
Net current-period change	(56)	7	7	35	(7)
Balance at June 30, 2016	$(99)	$123	$(200)	$(165)	$(341)

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)				Affected Line Item in the Condensed Consolidated Statements of Income
	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Marketable securities adjustments:
Sale of marketable securities	$—	$—	$(103)	$(1)	Other income, net
Impairment of marketable securities	—	16	—	73	Other income, net
Total before tax	—	16	(103)	72
Tax benefit (expense)	—	—	—	—
Net of tax	$—	$16	$(103)	$72
Pension and other post-retirement benefit adjustments:
Amortization	$4	$7	$9	$14	(1)
Tax benefit (expense)	(1)	(2)	(3)	(4)
Net of tax	$3	$5	$6	$10

Hedge instruments adjustments:
Operating cash flow hedges (effective portion)	$15	$12	$34	$26	Costs applicable to sales
Operating cash flow hedges (ineffective portion)	(1)	—	(1)	(1)	Other income, net
Interest rate contracts	5	4	8	9	Interest expense, net
Total before tax	19	16	41	34
Tax benefit (expense)	(5)	(5)	(13)	(11)
Net of tax	$14	$11	$28	$23
Total reclassifications for the period, net of tax	$17	$32	$(69)	$105

(1)

Included in General and administrative or included as a component of Costs applicable to sales, which are incurred in the inventory/production process. Refer to Note 2 to the Consolidated Financial Statements for the year ended December 31, 2015 filed February 17, 2016 on Form 10-K for information on costs that benefit the inventory/production process.

NOTE 20    NET CHANGE IN OPERATING ASSETS AND LIABILITIES

Net cash provided by operating activities attributable to the net change in operating assets and liabilities is composed of the following:

	Six Months Ended June 30,
	2016	2015
Decrease (increase) in operating assets:
Trade and other accounts receivables	$13	$(89)
Inventories, stockpiles and ore on leach pads	(120)	(179)
EGR refinery and other assets (1)	—	(82)
Other assets	(32)	78
Increase (decrease) in operating liabilities:
Accounts payable	(51)	(10)
EGR refinery and other liabilities (1)	—	82
Reclamation liabilities	(18)	(38)
Other accrued liabilities	23	(30)
	$(185)	$(268)

(1)	On July 24, 2015, the Company sold its ownership interest in European Gold Refinery Holdings (“EGR”).

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

	Three Months Ended June 30, 2016
	(Issuer)	(Guarantor)	(Non-Guarantor)		Newmont
	Newmont				Mining
	Mining	Newmont	Other		Corporation
Condensed Consolidating Statement of Operation	Corporation	USA	Subsidiaries	Eliminations	Consolidated

Sales	$—	$459	$1,579	$—	$2,038
Costs and expenses
Costs applicable to sales (1)	—	284	775	—	1,059
Depreciation and amortization	2	76	236	—	314
Reclamation and remediation	—	4	21	—	25
Exploration	—	10	28	—	38
Advanced projects, research and development	—	3	41	—	44
General and administrative	—	23	41	—	64
Other expense, net	—	9	10	—	19
	2	409	1,152	—	1,563
Other income (expense)
Other income, net	(9)	1	8	—	—
Interest income - intercompany	31	—	10	(41)	—
Interest expense - intercompany	(10)	—	(31)	41	—
Interest expense, net	(64)	—	(7)	—	(71)
	(52)	1	(20)	—	(71)
Income (loss) before income and mining tax and other items	(54)	51	407	—	404
Income and mining tax benefit (expense)	(45)	(5)	(260)	—	(310)
Equity income (loss) of affiliates	122	(174)	(5)	52	(5)
Income (loss) from continuing operations	23	(128)	142	52	89
Income (loss) from discontinued operations	—	—	(27)	—	(27)
Net income (loss)	23	(128)	115	52	62
Net loss (income) attributable to noncontrolling interests	—	—	(39)	—	(39)
Net income (loss) attributable to Newmont stockholders	$23	$(128)	$76	$52	$23
Comprehensive income (loss)	$68	$(116)	$145	$10	$107
Comprehensive loss (income) attributable to noncontrolling interests	—	—	(39)	—	(39)
Comprehensive income (loss) attributable to Newmont stockholders	$68	$(116)	$106	$10	$68

(1)	Excludes Depreciation and amortization and Reclamation and remediation.

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

	Three Months Ended June 30, 2015
	(Issuer)	(Guarantor)	(Non-Guarantor)		Newmont
	Newmont				Mining
	Mining	Newmont	Other		Corporation
Condensed Consolidating Statement of Operation	Corporation	USA	Subsidiaries	Eliminations	Consolidated

Sales	$—	$445	$1,463	$—	$1,908
Costs and expenses
Costs applicable to sales (1)	—	282	745	—	1,027
Depreciation and amortization	1	72	203	—	276
Reclamation and remediation	—	4	22	—	26
Exploration	—	10	38	—	48
Advanced projects, research and development	—	3	30	—	33
General and administrative	—	24	44	—	68
Other expense, net	—	6	21	—	27
	1	401	1,103	—	1,505
Other income (expense)
Other income, net	19	—	(42)	—	(23)
Interest income - intercompany	33	11	2	(46)	—
Interest expense - intercompany	(4)	—	(42)	46	—
Interest expense, net	(71)	(2)	(9)	—	(82)
	(23)	9	(91)	—	(105)
Income (loss) before income and mining tax and other items	(24)	53	269	—	298
Income and mining tax benefit (expense)	10	(8)	(154)	—	(152)
Equity income (loss) of affiliates	86	(22)	20	(91)	(7)
Income (loss) from continuing operations	72	23	135	(91)	139
Income (loss) from discontinued operations	—	—	9	—	9
Net income (loss)	72	23	144	(91)	148
Net loss (income) attributable to noncontrolling interests	—	—	(102)	26	(76)
Net income (loss) attributable to Newmont stockholders	$72	$23	$42	$(65)	$72
Comprehensive income (loss)	$124	$67	$151	$(142)	$200
Comprehensive loss (income) attributable to noncontrolling interests	—	—	(102)	26	(76)
Comprehensive income (loss) attributable to Newmont stockholders	$124	$67	$49	$(116)	$124

(1)	Excludes Depreciation and amortization and Reclamation and remediation.

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

	Six Months Ended June 30, 2016
	(Issuer)	(Guarantor)	(Non-Guarantor)		Newmont
	Newmont				Mining
	Mining	Newmont	Other		Corporation
Condensed Consolidating Statement of Operation	Corporation	USA	Subsidiaries	Eliminations	Consolidated

Sales	$—	$930	$3,140	$—	$4,070
Costs and expenses
Costs applicable to sales (1)	—	590	1,550	—	2,140
Depreciation and amortization	2	160	474	—	636
Reclamation and remediation	—	7	43	—	50
Exploration	—	16	52	—	68
Advanced projects, research and development	—	5	67	—	72
General and administrative	—	40	81	—	121
Other expense, net	—	13	24	—	37
	2	831	2,291	—	3,124
Other income (expense)
Other income, net	—	1	97	—	98
Interest income - intercompany	61	—	19	(80)	—
Interest expense - intercompany	(18)	—	(62)	80	—
Interest expense, net	(135)	(2)	(13)	—	(150)
	(92)	(1)	41	—	(52)
Income (loss) before income and mining tax and other items	(94)	98	890	—	894
Income and mining tax benefit (expense)	30	(16)	(648)	—	(634)
Equity income (loss) of affiliates	139	(448)	(3)	302	(10)
Income (loss) from continuing operations	75	(366)	239	302	250
Income (loss) from discontinued operations	—	—	(53)	—	(53)
Net income (loss)	75	(366)	186	302	197
Net loss (income) attributable to noncontrolling interests	—	—	(122)	—	(122)
Net income (loss) attributable to Newmont stockholders	$75	$(366)	$64	$302	$75
Comprehensive income (loss)	$68	$(348)	$155	$315	$190
Comprehensive loss (income) attributable to noncontrolling interests	—	—	(122)	—	(122)
Comprehensive income (loss) attributable to Newmont stockholders	$68	$(348)	$33	$315	$68

(1)	Excludes Depreciation and amortization and Reclamation and remediation.

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

	Six Months Ended June 30, 2015
	(Issuer)	(Guarantor)	(Non-Guarantor)		Newmont
	Newmont				Mining
	Mining	Newmont	Other		Corporation
Condensed Consolidating Statement of Operation	Corporation	USA	Subsidiaries	Eliminations	Consolidated

Sales	$—	$947	$2,933	$—	$3,880
Costs and expenses
Costs applicable to sales (1)	—	571	1,483	—	2,054
Depreciation and amortization	2	149	414	—	565
Reclamation and remediation	—	7	42	—	49
Exploration	—	16	65	—	81
Advanced projects, research and development	—	6	55	—	61
General and administrative	—	38	88	—	126
Other expense, net	—	9	35	—	44
	2	796	2,182	—	2,980
Other income (expense)
Other income, net	(9)	9	(12)	—	(12)
Interest income - intercompany	66	11	7	(84)	—
Interest expense - intercompany	(7)	—	(77)	84	—
Interest expense, net	(148)	(3)	(16)	—	(167)
	(98)	17	(98)	—	(179)
Income (loss) before income and mining tax and other items	(100)	168	653	—	721
Income and mining tax benefit (expense)	35	(37)	(343)	—	(345)
Equity income (loss) of affiliates	320	(33)	43	(346)	(16)
Income (loss) from continuing operations	255	98	353	(346)	360
Income (loss) from discontinued operations	—	—	17	—	17
Net income (loss)	255	98	370	(346)	377
Net loss (income) attributable to noncontrolling interests	—	—	(179)	57	(122)
Net income (loss) attributable to Newmont stockholders	$255	$98	$191	$(289)	$255
Comprehensive income (loss)	$293	$149	$352	$(379)	$415
Comprehensive loss (income) attributable to noncontrolling interests	—	—	(173)	51	(122)
Comprehensive income (loss) attributable to Newmont stockholders	$293	$149	$179	$(328)	$293

(1)	Excludes Depreciation and amortization and Reclamation and remediation.

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

	Six Months Ended June 30, 2016
	(Issuer)	(Guarantor)	(Non-Guarantor)		Newmont
	Newmont				Mining
	Mining	Newmont	Other		Corporation
Condensed Consolidating Statement of Cash Flows	Corporation	USA	Subsidiaries	Eliminations	Consolidated
Operating activities:
Net cash provided by operating activities	$720	$304	$1,137	$(862)	$1,299
Investing activities:
Additions to property, plant and mine development	—	(129)	(462)	—	(591)
Sales of investments	—	—	184	—	184
Sales of other assets	—	—	8	—	8
Other	—	—	(6)	—	(6)
Net cash used in investing activities	—	(129)	(276)	—	(405)
Financing activities:
Repayment of debt	(498)	(1)	(142)	—	(641)
Net intercompany borrowings (repayments)	(195)	(492)	687	—	—
Funding from noncontrolling interests	—	—	50	—	50
Dividends paid to noncontrolling interests	—	—	(146)	—	(146)
Dividends paid to common stockholders	(27)	(862)	—	862	(27)
(Increase) decrease in restricted cash	—	—	(13)	—	(13)
Other	—	—	(1)	—	(1)
Net cash (used in) provided by financing activities	(720)	(1,355)	435	862	(778)
Effect of exchange rate changes on cash	—	—	4	—	4
Net change in cash and cash equivalents	—	(1,180)	1,300	—	120
Cash and cash equivalents at beginning of period	—	1,181	1,601	—	2,782
Cash and cash equivalents at end of period	$—	$1	$2,901	$—	$2,902

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

	Six Months Ended June 30, 2015
	(Issuer)	(Guarantor)	(Non-Guarantor)		Newmont
	Newmont				Mining
	Mining	Newmont	Other		Corporation
Condensed Consolidating Statement of Cash Flows	Corporation	USA	Subsidiaries	Eliminations	Consolidated
Operating activities:
Net cash provided by operating activities	$69	$175	$819	$—	$1,063
Investing activities:
Additions to property, plant and mine development	—	(160)	(446)	—	(606)
Sales of investments	—	25	4	—	29
Sales of other assets	—	6	38	—	44
Other	—	—	(6)	—	(6)
Net cash used in investing activities	—	(129)	(410)	—	(539)
Financing activities:
Repayment of debt	(200)	(1)	(80)	—	(281)
Net intercompany borrowings (repayments)	(518)	619	(101)	—	—
Proceeds from stock issuance, net	675	—	—	—	675
Sale of noncontrolling interests	—	3	34	—	37
Funding from noncontrolling interests	—	—	62	—	62
Dividends paid to noncontrolling interests	—	—	(3)	—	(3)
Dividends paid to common stockholders	(23)	—	—	—	(23)
(Increase) decrease in restricted cash	—	—	(59)	—	(59)
Other	(3)	1	(6)	—	(8)
Net cash (used in) provided by financing activities	(69)	622	(153)	—	400
Effect of exchange rate changes on cash	—	—	(19)	—	(19)
Net change in cash and cash equivalents	—	668	237	—	905
Cash and cash equivalents at beginning of period	—	1,097	1,306	—	2,403
Cash and cash equivalents at end of period	$—	$1,765	$1,543	$—	$3,308

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

	At June 30, 2016
	(Issuer)	(Guarantor)	(Non-Guarantor)		Newmont
	Newmont				Mining
	Mining	Newmont	Other		Corporation
Condensed Consolidating Balance Sheet	Corporation	USA	Subsidiaries	Eliminations	Consolidated
Assets:
Cash and cash equivalents	$—	$1	$2,901	$—	$2,902
Trade receivables	—	35	280	—	315
Other accounts receivables	—	1	193	—	194
Intercompany receivable	5,546	5,806	10,486	(21,838)	—
Investments	—	—	46	—	46
Inventories	—	144	584	—	728
Stockpiles and ore on leach pads	—	260	693	—	953
Other current assets	—	40	116	—	156
Current assets	5,546	6,287	15,299	(21,838)	5,294
Property, plant and mine development, net	23	3,172	11,077	(38)	14,234
Investments	—	15	222	—	237
Investments in subsidiaries	14,654	1,422	—	(16,076)	—
Stockpiles and ore on leach pads	—	612	2,344	—	2,956
Deferred income tax assets	266	311	1,177	(490)	1,264
Non-current intercompany receivable	1,703	532	112	(2,347)	—
Other non-current assets	—	206	512	—	718
Total assets	$22,192	$12,557	$30,743	$(40,789)	$24,703
Liabilities:
Debt	$—	$3	$193	$—	$196
Accounts payable	—	60	288	—	348
Intercompany payable	5,261	4,873	11,704	(21,838)	—
Employee-related benefits	—	85	126	—	211
Income and mining taxes	—	5	121	—	126
Other current liabilities	62	94	323	—	479
Current liabilities	5,323	5,120	12,755	(21,838)	1,360
Debt	5,361	5	9	—	5,375
Reclamation and remediation liabilities	—	237	1,598	—	1,835
Deferred income tax liabilities	—	88	1,328	(490)	926
Employee-related benefits	2	292	169	—	463
Non-current intercompany payable	83	—	2,302	(2,385)	—
Other non-current liabilities	—	29	332	—	361
Total liabilities	10,769	5,771	18,493	(24,713)	10,320
Equity:
Newmont stockholders’ equity	11,423	6,786	9,290	(16,076)	11,423
Noncontrolling interests	—	—	2,960	—	2,960
Total equity	11,423	6,786	12,250	(16,076)	14,383
Total liabilities and equity	$22,192	$12,557	$30,743	$(40,789)	$24,703

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

	At December 31, 2015
	(Issuer)	(Guarantor)	(Non-Guarantor)		Newmont
	Newmont				Mining
	Mining	Newmont	Other		Corporation
Condensed Consolidating Balance Sheet	Corporation	USA	Subsidiaries	Eliminations	Consolidated
Assets:
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
Liabilities:
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
Equity:
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

Reclamation costs are allocated to expense over the life of the related assets and are periodically adjusted to reflect changes in the estimated present value resulting from the passage of time and revisions to the estimates of either the timing or amount of the reclamation costs. Reclamation obligations are based on when the spending for an existing environmental disturbance will occur. The Company reviews, on at least an annual basis, the reclamation obligation at each mine.

Accounting for reclamation obligations requires management to make estimates unique to each mining operation of the future costs the Company will incur to complete the reclamation work required to comply with existing laws and regulations. As mining operations progress over their mine life, the Company is able to more accurately predict the estimated future reclamation costs. Any such changes in future costs, the timing of reclamation activities, or scope could materially impact the amounts charged to earnings for reclamation. Additionally, future changes to environmental laws and regulations could increase the extent of reclamation work required.

In early 2015, the Peruvian government agency responsible for certain environmental regulations, the Ministry of the Environment (“MINAM”), issued proposed water quality criteria for designated beneficial uses which apply to mining companies, including Yanacocha. These criteria would modify the in-stream water quality criteria pursuant to which Yanacocha has been designing water treatment processes and infrastructure. In December 2015, MINAM issued the final regulation that modified the water quality standards and the Company has one year to submit a modification to the previously approved Environmental Impact Assessment which is due February 15, 2017. A total of up to four years are allowed for permitting, detailed engineering, and construction of water treatment facilities required for compliance with the new water quality standards. Yanacocha is currently assessing treatment options in connection with the new water quality standards, which are expected to result in increased costs. If Yanacocha is unsuccessful in designing, constructing and implementing effective treatment options in the next four years, it could result in potential fines and penalties relating to potential intermittent non-compliant exceedances.

In addition to assessing water treatment options to comply with the new water standards described above, the Company is also performing a comprehensive update to the Yanacocha reclamation plan to address stakeholder input and changes in closure activities and estimated closure costs while preserving optionality for potential future projects at Yanacocha.

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

The revised reclamation plan, once approved, could result in a material increase in the reclamation obligation at Yanacocha. Additionally, increases in the future reclamation costs at Yanacocha could result in a significant increase in all-in sustaining costs per ounce and possibly result in impairments to Yanacocha’s long-lived assets based upon then current mine plans. The Company will continue to advance the update to the Yanacocha reclamation plan and expects to further refine the associated cost estimates in late 2016 in connection with completing the revised Environmental Impact Assessment and our mine planning process.

For a complete discussion of the factors that influence our reclamation obligations and the associated risks, refer to Managements’ Discussion and Analysis of Consolidated Financial Condition and Results of Operations under the heading “Critical Accounting Policies” and refer to Risk Factors under the heading “Mine closure and remediation costs for environmental liabilities may exceed the provisions we have made” for the year ended December 31, 2015 filed February 17, 2016 on Form 10-K.

At June 30, 2016 and December 31, 2015, $1,593 and $1,553, respectively, were accrued for reclamation costs relating to currently or recently producing mineral properties in accordance with asset retirement obligation guidance. The current portions of $35 and $37 at June 30, 2016 and December 31, 2015, respectively, are included in Other current liabilities.

In addition, the Company is involved in several matters concerning environmental obligations associated with former mining activities. Generally, these matters concern developing and implementing remediation plans at the various sites involved. The Company believes that the related environmental obligations associated with these sites are similar in nature with respect to the development of remediation plans, their risk profile and the compliance required to meet general environmental standards. Based upon the Company’s best estimate of its liability for these matters, $311 and $318 were accrued for such obligations at June 30, 2016 and December 31, 2015, respectively. These amounts are included in Other current liabilities and Reclamation and remediation liabilities. Depending upon the ultimate resolution of these matters, the Company believes that it is reasonably possible that the liability for these matters could be as much as 41% greater or 1% lower than the amount accrued at June 30, 2016. The amounts accrued are reviewed periodically based upon facts and circumstances available at the time. Changes in estimates are recorded in Reclamation and remediation in the period estimates are revised.

Refer to Note 5 for further information regarding reclamation and remediation. Details about certain of the more significant matters are discussed below.

Newmont USA Limited - 100% Newmont Owned

Ross-Adams Mine Site. By letter dated June 5, 2007, the U.S. Forest Service (“USFS”) notified Newmont that it had expended approximately $0.3 in response costs to address environmental conditions at the Ross-Adams mine in Prince of Wales, Alaska, and requested Newmont USA Limited pay those costs and perform an Engineering Evaluation/Cost Analysis (“EE/CA”) to assess what future response activities might need to be completed at the site. Newmont agreed to perform the EE/CA, which has been provided to the USFS. During the first quarter of 2016, the USFS confirmed approval of the EE/CA, and Newmont issued written notice to the USFS certifying that all requirements of the Administrative Settlement Agreement and Order on Consent (“ASAOC”) between the USFS and Newmont have been completed. Newmont anticipates that the USFS will issue an Action Memorandum in the third quarter of 2016 to select the preferred removal action alternative identified in the EE/CA. The ASAOC will be final upon USFS concurrence with the notice of completion and Newmont payment of USFS response costs, which are anticipated to be received from the USFS in the third quarter of 2016. Any future liability associated with the Ross-Adams site would be subject to future negotiations with the USFS. Upon USFS issuing the Action Memorandum, Newmont will resume discussions with another potential responsible party to discuss possible allocation of future costs for

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

implementing the remedy. No assurances can be made at this time with respect to the outcome of such negotiations and Newmont cannot predict the likelihood of additional expenditures related to this matter.

Dawn Mining Company LLC (“Dawn”) - 51% Newmont Owned

Midnite Mine Site and Mill Site. Dawn previously leased an open pit uranium mine, currently inactive, on the Spokane Indian Reservation in the State of Washington. The mine site is subject to regulation by agencies of the U.S. Department of Interior (the Bureau of Indian Affairs and the Bureau of Land Management), as well as the U.S. Environmental Protection Agency (“EPA”).

As per the Consent Decree approved by the U.S. District Court for the Eastern District of Washington on January 17, 2012,  the following actions were required of Newmont, Dawn, the Department of the Interior and the EPA: (i) Newmont and Dawn would design, construct and implement the cleanup plan selected by the EPA in 2006 for the Midnite Mine site; (ii) Newmont and Dawn would reimburse the EPA for its costs associated with overseeing the work; (iii) the Department of the Interior would contribute a lump sum amount toward past EPA costs and future costs related to the cleanup of the Midnite Mine site; (iv) Newmont and Dawn would be responsible for all other EPA oversight costs and Midnite Mine site cleanup costs and (v) Newmont would post a surety bond for work at the site.

During 2012, the Department of Interior contributed its share of past EPA costs and future costs related to the cleanup of the Midnite Mine site in a lump sum payment of $42, which Newmont classified as restricted assets with interest on the consolidated balance sheets for all periods presented. Additionally in 2012, Newmont initiated the remedial design process and subsequently submitted interim process update reports at the 30% design, 60% design and 90% design level of completion, which were approved by the EPA in July 2012, April 2014 and April 2015, respectively. Upon approval by the EPA of the 90% design coupled with the resolution of uncertainties regarding site access and material use, the expected remediation design was reasonably certain and Newmont commissioned an independent cost estimate of the overall project costs based on the 90% design. The remediation liability for the Midnite Mine site and Mill site is approximately $215 at June 30, 2016.

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

Additional lawsuits relating to the Choropampa incident were filed against Yanacocha in the local courts of Cajamarca, Peru, in May 2002 by over 900 Peruvian citizens. A significant number of the plaintiffs in these lawsuits entered into settlement agreements with Yanacocha prior to filing such claims. In April 2008, the Peruvian Supreme Court upheld the validity of these settlement agreements, which the Company expects to result in the dismissal of all claims brought by previously settled plaintiffs. Yanacocha has also entered into settlement agreements with approximately 350 additional plaintiffs. The claims asserted by approximately 200 plaintiffs remain. In 2011, Yanacocha

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

was served with 23 complaints alleging grounds to nullify the settlements entered into between Yanacocha and the plaintiffs. Yanacocha has answered the complaints and the court has dismissed several of the matters and the plaintiffs have filed appeals. All appeals were referred to the Civil Court of Cajamarca, which affirmed the decisions of the lower court judge. The plaintiffs have filed appeals of such orders before the Supreme Court. Some of these appeals were dismissed by the Supreme Court in favor of Yanacocha and others are pending resolution. Yanacocha will continue to vigorously defend its position. Neither the Company nor Yanacocha can reasonably estimate the ultimate loss relating to such claims.

Administrative Actions. The Peruvian government agency responsible for environmental evaluation and inspection, Organismo Evaluacion y Fiscalizacion Ambiental (“OEFA”), conducts periodic reviews of the Yanacocha site. In 2011, 2012, 2013, the first quarter of 2015 and second quarter of 2016, OEFA issued notices of alleged violations of OEFA standards to Yanacocha and Conga relating to past inspections. OEFA has resolved some alleged violations with minimal or no findings. Total fines for all outstanding OEFA alleged violations remain dependent upon the number of units associated with the alleged violations. In the first quarter of 2015, the water authority of Cajamarca issued notices of alleged regulatory violations. The alleged OEFA violations currently range from zero to 40,372 units and the water authority alleged violations range from zero to 20,000 units, with each unit having a potential fine equivalent to approximately $.00118 ($0 to $71). Yanacocha and Conga are responding to all notices of alleged violations, but cannot reasonably predict the outcome of the agency allegations.

Conga Project Constitutional Claim. On October 18, 2012, Marco Antonio Arana Zegarra filed a constitutional claim against the Ministry of Energy and Mines and Yanacocha requesting the Court to order the suspension of the Conga project as well as to declare not applicable the October 27, 2010, directorial resolution approving the Conga project Environmental Impact Assessment (“EIA”). On October 23, 2012, a Cajamarca judge dismissed the claims based on formal grounds finding that: (i) plaintiffs had not exhausted previous administrative proceedings; (ii) the directorial resolution approving the Conga EIA is valid, and was not challenged when issued in the administrative proceedings; (iii) there was inadequate evidence to conclude that the Conga project is a threat to the constitutional right of living in an adequate environment and; (iv) the directorial resolution approving the Conga project EIA does not guarantee that the Conga project will proceed, so there was no imminent threat to be addressed by the Court. The plaintiffs appealed the dismissal of the case. The Civil Court of the Superior Court of Cajamarca confirmed the above mentioned resolution and the plaintiff presented an appeal. On March 13, 2015, the Constitutional Court published its ruling stating that the case should be sent back to the first court with an order to formally admit the case and start the judicial process in order to review the claim and the proofs presented by the plaintiff. Yanacocha has answered the claim. Neither the Company nor Yanacocha can reasonably predict the outcome of this litigation.

Yanacocha Tax Dispute. In 2000, Yanacocha paid Buenaventura and Minas Conga S.R.L. a total of $29 to assume their respective contractual positions in mining concession agreements with Chaupiloma Dos de Cajamarca S.M.R.L. The contractual rights allowed Yanacocha the opportunity to conduct exploration on the concessions, but not a purchase of the concessions. The tax authority alleges that the payments to Buenaventura and Minas Conga S.R.L. were acquisitions of mining concessions requiring the amortization of the amounts under the Peru Mining Law over the life of the mine. Yanacocha expensed the amounts at issue in the initial year since the payments were not for the acquisition of a concession but rather these expenses represent the payment of an intangible and therefore, amortizable in a single year or proportionally for up to ten years according to Income Tax Law. In 2010, the tax court in Peru ruled in favor of Yanacocha and the tax authority appealed the issue to the judiciary. The first appellate court confirmed the ruling of the tax court in favor of Yanacocha. However, in November, 2015, a Superior Court in Peru made an appellate decision overturning the two prior findings in favor of Yanacocha. Yanacocha has appealed the Superior Court ruling to the Peru Supreme Court. The potential liability in this matter is in the form of fines and interest in an amount up to $75. While the Company has assessed that the likelihood of a ruling against Yanacocha in the Supreme Court as remote, it is not possible to fully predict the outcome of this litigation.

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

Refer to Note 1 for additional information regarding the anticipated sale of PTNNT.

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

On February 26, 2014, NWG filed a lawsuit in Ontario Superior Court of Justice against Fronteer Gold Inc., Newmont Mining Corporation, Newmont Canada Holdings ULC, Newmont FH B.V. and Mark O’Dea. The Ontario complaint is based upon substantially the same allegations contained in the New York lawsuit with claims for fraudulent and negligent misrepresentation. NWG seeks disgorgement of profits since the close of the NWG deal on September 24, 2007 and damages in the amount of C$1.2 billion. Newmont, along with other defendants, served the plaintiff with its statement of defense on October 17, 2014. Newmont intends to vigorously defend this matter, but cannot reasonably predict the outcome.

Investigations

We occasionally identify or are apprised of information or allegations that certain employees, affiliates, agents or associated persons may have engaged in unlawful conduct for which we might be held responsible. We are conducting an investigation, with the assistance of outside counsel, relating to certain business activities of the Company and its affiliates and contractors in countries outside the U.S. The investigation includes a review of compliance with the requirements of the U.S. Foreign Corrupt Practices Act and other applicable laws and regulations. The Company is working with the U.S. Securities and Exchange Commission and the U.S. Department of Justice with respect to the investigation. In March 2016, the Company entered into a one-year agreement with the U.S. Securities and Exchange Commission tolling the statute of limitations relating to the investigation, and in April 2016, entered into a similar agreement with the U.S. Department of Justice. As of the filing of these financial statements, we cannot predict the outcome of these matters. Accordingly, no provision with respect to these matters has been made in our consolidated financial statements. See also Item 1A of the Company’s most recent Form 10-K, filed with the SEC on February 17, 2016 under the heading “Our business is subject to the U.S. Foreign Corrupt Practices Act and other extraterritorial and domestic anti-bribery laws, a breach or violation of which could lead to civil and criminal fines and penalties, loss of licenses or permits and other collateral consequences and reputational harm.”

Other Commitments and Contingencies

The Company has minimum royalty obligations on one of its producing mines in Nevada for the life of the mine. Amounts paid as a minimum royalty (where production royalties are less than the minimum obligation) in any year are recoverable in future years when the minimum royalty obligation is exceeded. Although the minimum royalty requirement may not be met in a particular year, the Company expects that over the mine life, gold production will be sufficient to meet the minimum royalty requirements. Royalty payments payable, net of recoverable amounts, are $28 in 2016, $30 in 2017, $30 in 2018, $33 in 2019, $35 in 2020 and $19 thereafter.

On June 25, 2009, the Company completed the acquisition of the remaining 33.33% interest in Boddington from AngloGold Ashanti Australia Limited (“AngloGold”). Consideration for the acquisition consisted of $982 and a contingent royalty capped at $100, equal to 50% of the average realized operating margin (Revenue less Costs applicable to sales on a by-product basis), if any, exceeding $600 per ounce, payable quarterly beginning in the second quarter of 2010 on one-third of gold sales from Boddington. At the acquisition date, the Company estimated the fair value of the

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

contingent consideration at $62. At June 30, 2016 and December 31, 2015, the estimated fair value of the unpaid contingent consideration was approximately $12 and $10, respectively. Changes to the estimated fair value resulting from periodic revaluations are recorded to Other expense, net. This contingent royalty is capped at $100 in aggregate payments, of which $72 has been paid to date. The Company has made no payments during 2016 and 2015; however, we expect $2 to be paid in the next 12 months. The range of remaining undiscounted amounts the Company could pay is between $0 and $28.

Discontinued operations include a retained royalty obligation (“Holt”) to Holloway Mining Company. Holloway Mining Company, which owned the Holt-McDermott property, was sold to St. Andrew Goldfields Ltd. (“St. Andrew”) in 2006. In January 2016, St. Andrew was acquired by Kirkland Lake Gold Inc. In 2009, the Superior Court issued a decision finding Newmont Canada Corporation (“Newmont Canada”) liable for a sliding scale royalty on production from the Holt property, which Newmont Canada appealed. In May 2011, the Ontario Court of Appeal upheld the Superior Court ruling finding Newmont liable for the sliding scale royalty, which equals 0.013% of net smelter returns multiplied by the quarterly average gold price, minus a 0.013% of net smelter returns. There is no cap on the sliding scale royalty and it will increase or decrease with changes in gold price, discount rate and gold production scenarios. At June 30, 2016 and December 31, 2015, the estimated fair value of the Holt sliding scale royalty was $200 and $129, respectively. Changes to the estimated fair value resulting from periodic revaluations are recorded to Income (loss) from discontinued operations. During the three and six months ended June 30, 2016, the Company recorded a loss of $27 (net of a tax benefit of $12) and a loss of $53 (net of a tax benefit of $23), respectively. During the three and six months ended June 30, 2015, the Company recorded a gain of $9 (net of tax expense of $4) and a gain of $17 (net of tax expense of $8), respectively. During the six months ended June 30, 2016 and 2015, the Company paid $5 and $6, respectively, related to the royalty.

As part of its ongoing business and operations, the Company and its affiliates are required to provide surety bonds, bank letters of credit and bank guarantees as financial support for various purposes, including environmental reclamation, exploration permitting, workers compensation programs and other general corporate purposes. At June 30, 2016 and December 31, 2015, there were $2,164 and $2,060, respectively, of outstanding letters of credit, surety bonds and bank guarantees. The surety bonds, letters of credit and bank guarantees reflect fair value as a condition of their underlying purpose and are subject to fees competitively determined in the market place. The obligations associated with these instruments are generally related to performance requirements that the Company addresses through its ongoing operations. As the specific requirements are met, the beneficiary of the associated instrument cancels and/or returns the instrument to the issuing entity. Certain of these instruments are associated with operating sites with long-lived assets and will remain outstanding until closure. Generally, bonding requirements associated with environmental regulation are becoming more restrictive. However, the Company believes it is in compliance with all applicable bonding obligations and will be able to satisfy future bonding requirements through existing or alternative means, as they arise.

Newmont is from time to time involved in various legal proceedings related to its business. Except in the above described proceedings, management does not believe that adverse decisions in any pending or threatened proceeding or that amounts that may be required to be paid by reason thereof will have a material adverse effect on the Company’s financial condition or results of operations.

ITEM 2.       MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (dollars in millions, except per share, per ounce and per pound amounts)

The following Management’s Discussion and Analysis (“MD&A”) provides information that management believes is relevant to an assessment and understanding of the consolidated financial condition and results of operations of Newmont Mining Corporation and its subsidiaries (collectively, “Newmont,” the “Company,” “our” and “we”). We use certain non-GAAP financial measures in our MD&A. For a detailed description of each of the non-GAAP measures used in this MD&A, please see the discussion under “Non-GAAP Financial Measures” beginning on page 70. References to “A$” refers to Australian currency.

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

Overview

Newmont is one of the world’s largest gold producers and is the only gold company included in the S&P 500 Index and Fortune 500. We have been included in the Dow Jones Sustainability Index-World for nine consecutive years and have adopted the World Gold Council’s Conflict-Free Gold Policy. We are also engaged in the exploration for and acquisition of gold and copper properties. We have significant operations and/or assets in the United States (“U.S.”), Australia, Peru, Indonesia, Ghana and Suriname.

On June 30, 2016, the Company, through its subsidiaries, entered into binding agreements with PT Amman Mineral Internasional (“PTAMI”) to sell, in effect, its 48.5% economic interest in PT Newmont Nusa Tenggara (“PTNNT”), which operates the Batu Hijau copper and gold mine in Indonesia. The sales proceeds to be received for the Company’s 48.5% economic interest in PTNNT include $920 in cash to be received at closing, as well as contingent payments totaling up to $403. For further information, see Note 1 to the Condensed Consolidated Financial Statements.

We continue to focus on improving safety and efficiency at our operations, maintaining leading environmental, social and governance practices, and building a stronger portfolio of longer-life, lower cost mines to generate the financial flexibility we need to fund our best projects, reduce debt, and return cash to shareholders. As part of these efforts, we launched the Full Potential program (“Full Potential”) in 2013 which continues to deliver results in the current year. Full Potential is designed to leverage our industry experience and discipline to accelerate the delivery of business improvement opportunities across our operations and support areas, resulting in improved levels of operating cash flow.

Highlights for the three and six months ended June 30, 2016 are included below and discussed further in Results of Consolidated Operations.

Operating highlights

•

Net income (loss) attributable to Newmont stockholders from continuing operations of $50 and $128 for the three and six months ended June 30, 2016, respectively; Adjusted net income of $231 and $413 for the three and six months ended June 30, 2016, respectively (see “Non-GAAP Financial Measures” on page 70);

•	Adjusted EBITDA of $804 and $1,607 for the three and six months ended June 30, 2016, respectively (see “Non-GAAP Financial Measures” on page 70);

•	Net cash provided by continuing operating activities of $1,304 and Free Cash Flow of $713 during the six months ended June 30, 2016 (see “Non-GAAP Financial Measures” on page 70);

•	Consolidated gold production of 1,457,000 ounces (1,285,000 attributable ounces) and 2,873,000 ounces 2,514,000 attributable ounces) for the three and six months ended June 30, 2016, respectively;

•

Consolidated copper production of 144 million pounds (85 million attributable pounds) and 285 million pounds (168 million attributable pounds) for the three and six months ended June 30, 2016, respectively;

•	Costs applicable to sales of $1,059 and $2,140 for the three and six months ended June 30, 2016, respectively;

•

Gold costs applicable to sales per ounce of $637 and $638 for the three and six months ended June 30, 2016, respectively; Copper costs applicable to sales per pound of $1.21 and $1.12 for the three and six months ended June 30, 2016, respectively (see “Non-GAAP Financial Measures” on page 70);

•

Gold all-in sustaining costs per ounce of $876 and $852 for the three and six months ended June 30, 2016, respectively; Copper all-in sustaining costs per pound of $1.53 and $1.42 for the three and six months ended June 30, 2016, respectively (see “Non-GAAP Financial Measures” on page 70);

•	Cash dividends declared per common share of $0.025 and $0.050 for the three and six months ended June 30, 2016, respectively.

Our global project pipeline

Projects included in our global pipeline comprise an important part of the Company’s growth strategy and reflect opportunities throughout the development cycle. The most advanced projects, including early stage development and projects in or near the Execution phase, are described below. The exploration, construction and execution of these projects may require significant funding to complete.

Merian, Suriname. On July 29, 2014, the Board of Directors of Newmont approved full funding for the development of the Merian project in Suriname and construction began in August 2014. Following the project approval by Newmont, the Government of Suriname granted the Right of Exploitation on August 22, 2014. The Government of Suriname opted for a 25% ownership in Merian and made their earn-in payments. The project allows Newmont to pursue a new district with upside potential and the opportunity to grow and extend the operating life of the South American region. We expect Merian to reach commercial production by the fourth quarter of 2016. Upon reaching commercial production, we expect average estimated gold production (on a 100% basis) of 400,000 to 500,000 ounces per year for the first five years. Total capital spend on the project is expected to range from $575 to $625 on an attributable basis. As of June 30, 2016, total capital costs were $536, of which $45 related to the second quarter on an attributable basis. At December 31, 2015, we reported 110.6 million tons of probable reserves, grading 0.035 ounces per ton for 3.8 million ounces of gold reserves on an attributable basis at Merian.

Long Canyon, Nevada.  The Board of Directors approved full funding for the first phase of developing the Long Canyon project in the second quarter of 2015. The Environmental Impact Statement Record of Decision was issued by the Bureau of Land Management on April 7, 2015. The project is now under construction and is expected to achieve commercial production in the first quarter of 2017. This first phase of development consists of an open pit mine and heap leach operation with average estimated production between 100,000 and 150,000 ounces per year over an eight year mine life. Total capital costs of the project are estimated between $250 and $300. As of June 30, 2016, total capital costs were $208 of which $37 related to the second quarter. We are currently assessing mining and processing options and completing a three-year infill drilling program to inform our approach to Phase 2. At December 31, 2015, we reported 18 million tons of probable reserves, grading 0.067 ounce per ton for 1.2 million ounces of gold reserves at Long Canyon.

Tanami Expansion, Australia. The Board of Directors approved full funding of the Tanami Expansion project on October 28, 2015. The goal of the Tanami Expansion project is to increase production and lower all-in sustaining costs per ounce at the existing Tanami operation. Incremental improvements are driven by bringing ounces forward, mining additional ounces at depth and leveraging the fixed costs of the mine and processing facilities. The scope for this project includes a ventilation upgrade, additional mining equipment, additional mine access and increasing process plant capacity and recovery. We expect the Tanami Expansion to reach commercial production by mid-2017. Total capital costs for Newmont to complete the Tanami expansion project are estimated to be between $100 and $120, which will enable Tanami production of between 425,000 and 475,000 gold ounces for the first five years following the expansion at lower costs and increase the mine life by three years. As of June 30, 2016, total capital costs were $43 of which $13 related to the second quarter of 2016.

Cripple Creek & Victor (“CC&V”) Expansion, Colorado. An expansion project at CC&V, which will extend CC&V’s estimated mine life to at least 2026, includes the construction of a new leach pad, mill and recovery plant. The mill was mechanically completed in the first quarter of 2015. Total capital costs for Newmont to complete the CC&V expansion project are estimated to be approximately $185. As of June 30, 2016, total capital costs for Newmont were $87, of which $13 related to the second quarter of 2016. Mill commissioning and ramp up of production will continue through 2016. The new leach pad and half of the recovery plant reached commercial production in the first quarter of 2016.

NW Exodus. Nevada. In June 2016, Newmont approved the Northwest Exodus Underground project. The Northwest Exodus gold deposit is located in close proximity to the Exodus deposit in Newmont’s Carlin North Area, Eureka County, Nevada, within the mine plan (Genesis-Blue Star Plan of Operations). The Project expands the existing Exodus Underground mine infrastructure. Incremental gold production will average between 50,000 and 75,000 ounces per year for the first five years. The NW Exodus project extends the Exodus mine life by seven years and reduces Carlin’s all-in sustaining cost (see “Non-GAAP Financial Measures” on page 70) by an average of $25 per ounce for the first 5 years. First gold production is expected to occur in the third quarter of 2016. Total capital costs for Newmont to complete the NW Exodus project are estimated to be between $50 and $75. As of June 30, 2016, total capital costs for Newmont were $20, of which $4 related to the second quarter of 2016.

Subika Underground, Ghana. Subika Underground is in the feasibility stage of development as work continues to optimize the mine plan and reduce costs. The project would increase profitable production by 150,000 to 200,000 ounces of gold per year and an investment decision is expected in late 2016.

Quecher Main, Peru. Quecher Main is a potential brownfield development within the existing footprint of Yanacocha. It is an oxide deposit that would extend the life of the Yanacocha operation to 2024. As a result, Yanacocha would produce an average of 200,000 ounces of gold per year beginning in 2020. The project is currently in the feasibility stage of development.

Ahafo Mill Expansion, Ghana. We continue to evaluate development alternatives for this project, currently in the feasibility stage. The project would increase profitable production by 75,000 to 100,000 ounces (first five year average) while lowering costs and off-setting the impacts of lower grades and harder ore.

We manage our wider project portfolio to maintain flexibility to address the development risks associated with our projects including permitting, local community and government support, engineering and procurement availability, technical issues, escalating costs and other associated risks that could adversely impact the timing and costs of certain opportunities.

Selected Financial and Operating Results

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Sales	$2,038	$1,908	$4,070	$3,880
Gold	$1,803	$1,574	$3,497	$3,219
Copper	$235	$334	$573	$661
Income (loss) from continuing operations	$89	$139	$250	$360
Net income (loss)	$62	$148	$197	$377
Net income (loss) attributable to Newmont stockholders	$23	$72	$75	$255
Per common share, basic:
Income (loss) from continuing operations attributable to Newmont stockholders	$0.09	$0.13	$0.24	$0.48
Income (loss) attributable to Newmont stockholders	$0.04	$0.14	$0.14	$0.51
Adjusted net income (loss) (1)	$231	$131	$413	$361
Adjusted net income (loss) per share, basic (1)	$0.44	$0.26	$0.78	$0.72
Earnings before interest, taxes and depreciation and amortization (1)	$789	$656	$1,680	$1,453
Adjusted earnings before interest, taxes and depreciation and amortization (1)	$804	$692	$1,607	$1,508
Net cash provided by operating activities			$1,299	$1,063
Free Cash Flow (1)			$713	$463
Consolidated gold ounces (thousands):
Produced	1,457	1,402	2,873	2,764
Sold (2)	1,429	1,337	2,850	2,704
Consolidated copper pounds (millions):
Produced	144	157	285	296
Sold	122	139	289	278
Average realized price:
Gold (per ounce)	$1,260	$1,179	$1,226	$1,192
Copper (per pound)	$1.94	$2.41	$1.98	$2.37
Consolidated costs applicable to sales: (1)(3)
Gold (per ounce)	$637	$642	$638	$628
Copper (per pound)	$1.21	$1.21	$1.12	$1.28
All-in sustaining costs: (1)
Gold (per ounce)	$876	$909	$852	$879
Copper (per pound)	$1.53	$1.61	$1.42	$1.67

(1)	See “Non-GAAP Financial Measures” beginning on page 70.
(2)	Excludes development ounces.
(3)	Excludes Depreciation and amortization and Reclamation and remediation.

Consolidated Financial Results

Net income (loss) attributable to Newmont stockholders for the three months ended June 30, 2016 was $23 ($0.04 per share) compared to income of $72 ($0.14 per share) for the three months ended June 30, 2015. Results for the three months ended June 30, 2016 compared to the same period in 2015 were impacted by higher deferred income taxes, higher operating costs attributable to higher gold sales volumes and lower realized copper prices and sales volumes, partially offset by higher realized gold prices and sales volumes.  Net income (loss) attributable to Newmont stockholders for the six months ended June 30, 2016 was $75 ($0.14 per share) compared to income of $255 ($0.51 per share) for the six months ended June 30, 2015. Results for the six months ended June 30, 2016 compared to the same period in 2015 were impacted by higher deferred income taxes, higher operating costs attributable to higher gold sales volumes and lower realized copper prices, partially offset by higher gold sales volumes and prices and the sale of the Company’s investment in Regis Resources Ltd.

Gold sales increased 15% and 9% during the three and six months ended June 30, 2016 compared to the same periods in 2015, respectively, primarily due to the addition of CC&V, higher average realized prices and higher sales volumes at existing operations, partially offset by the sale of Waihi. The following analysis summarizes consolidated gold sales:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Consolidated gold sales:
Gross before provisional pricing	$1,808	$1,588	$3,493	$3,252
Provisional pricing mark-to-market	10	1	40	—
Gross after provisional pricing	1,818	1,589	3,533	3,252
Treatment and refining charges	(15)	(15)	(36)	(33)
Net	$1,803	$1,574	$3,497	$3,219
Consolidated gold ounces sold (thousands):	1,429	1,337	2,850	2,704
Average realized gold price (per ounce):
Gross before provisional pricing	$1,264	$1,190	$1,225	$1,204
Provisional pricing mark-to-market	7	1	14	—
Gross after provisional pricing	1,271	1,191	1,239	1,204
Treatment and refining charges	(11)	(12)	(13)	(12)
Net	$1,260	$1,179	$1,226	$1,192

The change in consolidated gold sales is due to:

	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2016 vs. 2015	2016 vs. 2015
Change in consolidated ounces sold	$112	$178
Change in average realized gold price	117	103
Change in treatment and refining charges	—	(3)
	$229	$278

Copper sales decreased 30% and 13% during the three and six months ended June 30, 2016 compared to the same periods in 2015, respectively. For the three months ended June 30, 2016 compared to the same period in 2015, the decrease is primarily due to lower average realized prices and lower sales volumes. For the six months ended June 30, 2016 compared to the same period in 2015, the decrease is primarily due to lower average realized prices, partially offset by higher sales volumes. The following analysis summarizes consolidated copper sales:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Consolidated copper sales:
Gross before provisional pricing	$266	$377	$622	$747
Provisional pricing mark-to-market	(8)	(18)	6	(34)
Gross after provisional pricing	258	359	628	713
Treatment and refining charges	(23)	(25)	(55)	(52)
Net	$235	$334	$573	$661
Consolidated copper pounds sold (millions):	122	139	289	278
Average realized copper price (per pound):
Gross before provisional pricing	$2.18	$2.71	$2.15	$2.68
Provisional pricing mark-to-market	(0.06)	(0.13)	0.02	(0.12)
Gross after provisional pricing	2.12	2.58	2.17	2.56
Treatment and refining charges	(0.18)	(0.17)	(0.19)	(0.19)
Net	$1.94	$2.41	$1.98	$2.37

The change in consolidated copper sales is due to:

	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2016 vs. 2015	2016 vs. 2015
Change in consolidated pounds sold	$(45)	$28
Change in average realized copper price	(56)	(113)
Change in treatment and refining charges	2	(3)
	$(99)	$(88)

The following is a summary of consolidated gold and copper sales, net:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Gold
North America:
Carlin	$256	$243	$502	$519
Phoenix	62	50	126	111
Twin Creeks	144	150	303	299
CC&V (1)	144	—	209	—
	606	443	1,140	929
South America:
Yanacocha	194	242	405	543

Asia Pacific:
Boddington	250	202	454	441
Tanami	179	138	299	258
Waihi (2)	—	39	—	89
Kalgoorlie	122	100	228	174
Batu Hijau (3)	191	178	474	292
	742	657	1,455	1,254
Africa:
Ahafo	115	87	216	208
Akyem	146	145	281	285
	261	232	497	493
	1,803	1,574	3,497	3,219
Copper
North America:
Phoenix	22	24	43	58
Asia Pacific:
Boddington	35	41	65	88
Batu Hijau (3)	178	269	465	515
	213	310	530	603
	235	334	573	661
	$2,038	$1,908	$4,070	$3,880

(1)	On August 3, 2015, the Company acquired the CC&V gold mining business.
(2)	On October 29, 2015, the Company sold the Waihi mine.
(3)	On June 30, 2016 we announced the anticipated sale of Batu Hijau. For further information, see Note 1 to the Condensed Consolidated Financial Statements.

The following is a summary of Costs applicable to sales and Depreciation and amortization:

	Costs Applicable		Depreciation and		Costs Applicable		Depreciation and
	to Sales		Amortization		to Sales		Amortization
	Three Months Ended		Three Months Ended		Six Months Ended		Six Months Ended
	June 30,		June 30,		June 30,		June 30,
	2016	2015	2016	2015	2016	2015	2016	2015
Gold
North America:
Carlin	$184	$187	$43	$46	$373	$365	$92	$91
Phoenix	39	32	12	8	88	73	27	18
Twin Creeks	58	65	13	12	118	124	26	25
CC&V (1)	58	—	28	—	91	—	46	—
	339	284	96	66	670	562	191	134
South America:
Yanacocha	120	130	59	66	248	245	128	137
Merian	—	—	—	—	—	—	1	—
	120	130	59	66	248	245	129	137

Asia Pacific:
Boddington	141	122	29	24	252	279	52	54
Tanami	64	59	23	22	123	117	42	41
Waihi (2)	—	18	—	3	—	37	—	8
Kalgoorlie	67	78	4	6	132	138	9	11
Batu Hijau (3)	65	73	14	14	165	124	34	23
	337	350	70	69	672	695	137	137
Africa:
Ahafo	60	43	17	13	117	99	32	28
Akyem	56	51	32	24	111	97	61	46
	116	94	49	37	228	196	93	74
	912	858	274	238	1,818	1,698	550	482
Copper
North America:
Phoenix	22	17	7	3	44	42	12	9
Asia Pacific:
Boddington	33	29	6	5	56	68	11	12
Batu Hijau (3)	92	123	19	21	222	246	45	42
	125	152	25	26	278	314	56	54
	147	169	32	29	322	356	68	63
Other
Corporate and other	—	—	8	9	—	—	18	20
	$1,059	$1,027	$314	$276	$2,140	$2,054	$636	$565

(1)	On August 3, 2015, the Company acquired the CC&V gold mining business.
(2)	On October 29, 2015, the Company sold the Waihi mine.
(3)	On June 30, 2016 we announced the anticipated sale of Batu Hijau. For further information, see Note 1 to the Condensed Consolidated Financial Statements.

Costs applicable to sales increased $32 and $86 during the three and six months ended June 30, 2016 compared to the same periods in 2015, respectively, due to increases in Costs applicable to sales for gold of $54 and $120, respectively, partially offset by decreases in Costs applicable to sales for copper of $22 and $34, respectively.  Costs applicable to sales for gold increased during the three and six months ended June 30, 2016 compared to the same periods in 2015 primarily due to higher sales volumes, the addition of CC&V, higher gold production, higher stockpile and leach pad inventory adjustments and higher co-product allocation of costs to gold due to changes in the gold and copper revenue percentages, partially offset by the sale of Waihi, lower oil prices and a favorable Australian dollar/U.S. dollar exchange rate. Costs applicable to sales for copper decreased during the three and six months ended June 30, 2016 compared to the same periods in 2015 primarily due to lower copper production, a lower co-product allocation of costs to copper due to changes in the gold and copper revenue percentages, lower oil prices, a favorable Australian dollar/U.S.

dollar exchange rate and lower sales volumes for the three-month comparison. For the six-month comparison, the decrease in Costs applicable to sales for copper was partially offset by higher sales volumes. For discussion regarding variations in operations, see Results of Consolidated Operations.

The Company reclassified regional administrative and community development costs of $17 and $8 from Other expense, net to General and administrative and Costs applicable to sales, respectively, for the three months ended June 30, 2015, and $31 and $16, respectively, for the six months ended June 30, 2015.

Depreciation and amortization increased $38 and $71 during the three and six months ended June 30, 2016 compared to the same periods in 2015, respectively. Depreciation and amortization for gold increased during the three and six months ended June 30, 2016 compared to the same periods in 2015 primarily due to higher sales volumes, higher stockpile and leach pad inventory adjustments and the addition of CC&V, partially offset by the sale of Waihi. Depreciation and amortization for copper remained relatively flat during the three and six months ended June 30, 2016 compared to the same periods in 2015.

Other income, net increased by $23 during the three months ended June 30, 2016 compared to the same period in 2015 primarily due to lower impairment charges on investments. Other income, net increased by $110 during the six months ended June 30, 2016 compared to the same period in 2015 primarily due to a gain of $103 on the sale of the Company’s investment in Regis Resources Ltd. in the current year and lower impairment charges on investments, partially offset by foreign currency exchange losses in 2016 and a gain on the sale of Hemlo mineral rights recognized in the first quarter of 2015.

The Company’s Income and mining tax expense (benefit) consisted of:

	Three Months Ended June 30,
	2016		2015		Variance
Income (loss) before income and mining tax and other items		$404		$298

Tax at statutory rate	35%	$141	35%	$104
Reconciling items:
Percentage depletion (1)	2%	7	(6)%	(19)	8%
Change in valuation allowance on deferred tax assets	36%	146	13%	40	23%
Mining and other taxes	1%	6	5%	16	(4)%
Effect of foreign earnings, net of credits	1%	6	2%	5	(1)%
Other (1)	1%	4	2%	6	(1)%
Income and mining tax expense	76%	$310	51%	$152	25%

	Six Months Ended June 30,
	2016		2015		Variance
Income (loss) before income and mining tax and other items		$894		$721

Tax at statutory rate	35%	$313	35%	$252
Reconciling items:
Percentage depletion (1)	(4)%	(36)	(5)%	(34)	1%
Change in valuation allowance on deferred tax assets	38%	340	12%	84	26%
Mining and other taxes	3%	29	3%	24	0%
Tax impact on sale of assets	(4)%	(35)	—%	—	(4)%
Effect of foreign earnings, net of credits	2%	17	1%	8	1%
Other (1)	1%	6	2%	11	(1)%
Income and mining tax expense	71%	$634	48%	$345	23%

(1)	Includes the reduction to percentage depletion and the domestic production deduction from the filing of the 2015 tax return during the quarter.

During the three months ended June 30, 2016, income and mining tax expense was $310, resulting in an effective tax rate of 76%. Income and mining tax expense during the three months ended June 30, 2015 was $152, for an effective tax rate of 51%. The Company’s effective tax rate is driven by a number of factors as illustrated in the table above. The benefit for percentage depletion decreased for the quarter due to the filing of the 2015 tax return which reflected a reduction in claimed percentage depletion. In addition, the Company increased its valuation allowance for renewed tax credits resulting from the carryback of 2015 taxable losses to a year with taxable income.

During the six months ended June 30, 2016, income and mining tax expense was $634, resulting in an effective tax rate of 71%. Income and mining tax expense during the six months ended 2015 was $345, for an effective tax rate of 48%. The Company’s effective tax rate is driven by a number of factors as illustrated in the table above. In 2016, the Company increased its valuation allowance for tax credits generated by a restructuring implemented for tax planning purposes and by carrying back taxable losses to a year with taxable income. Finally, no tax expense was recognized on the sale of the Company’s interest in Regis Resources as this sale resulted in a tax loss.

A valuation allowance is provided for those deferred tax assets for which it is more likely than not that the related benefits will not be realized. In determining the amount of the valuation allowance, each quarter the Company considers future reversals of existing taxable temporary differences, estimated future taxable income and taxable income in prior carryback year(s), as well as feasible tax planning strategies in each jurisdiction to determine if the deferred tax assets are realizable. If it is determined we will not realize all or a portion of its deferred tax assets, we will place or increase a valuation allowance. Conversely, if we determine that we will ultimately be able to realize all or a portion of the related benefits for which a valuation allowance has been provided, all or a portion of the related valuation allowance will be reduced. There are a number of risk factors that could impact the Company’s ability to realize the deferred tax assets. See Note 2 to the Condensed Consolidated Financial Statements.

There are a number of factors that can potentially impact the Company’s effective tax, including the geographic distribution of income, the non-recognition of tax assets, percentage depletion, changes in tax laws and the impact of specific transactions and assessments. For a complete discussion of the factors that influence our effective tax rate, see Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations for the year ended December 31, 2015 filed February 17, 2016 on Form 10-K.

Due to the factors discussed above and the sensitivity of the Company’s income tax expense and effective tax rate to these factors, it is expected that the effective tax rate will fluctuate, sometimes significantly, in future periods.

Net loss (income) attributable to noncontrolling interests during the three and six months ended June 30, 2016 was income of $39 and $122, respectively, compared to $76 and $122 in the same periods of 2015, respectively. The decrease in net income attributable to noncontrolling interests during the three months ended June 30, 2016 is a result of decreased earnings at Batu Hijau due to export quota limitations and Yanacocha from additional transitional ore processed.

Income (loss) from discontinued operations includes a retained royalty obligation (“Holt”) from Holloway Mining Company. During the three and six months ended June 30, 2016, the increase in the Holt property royalty obligation is due to an increase in gold price and decreases in discount rates. During the three and six months ended June 30, 2015, the decrease in the Holt property royalty obligation was due to a decrease in gold price and increases in discount rates. For further information regarding the Holt property royalty, see Note 22 to our Condensed Consolidated Financial Statements.

Results of Consolidated Operations

	Gold or Copper		Costs Applicable		Depreciation and		All-In Sustaining
	Produced		to Sales(1)		Amortization		Costs(2)
	2016	2015	2016	2015	2016	2015	2016	2015
Three Months Ended June 30,
Gold	(ounces in thousands)		($ per ounce sold)		($ per ounce sold)		($ per ounce sold)
North America	477	377	$700	$764	$201	$177	$884	$973
South America (3)	156	216	773	635	399	337	1,260	1,000
Asia Pacific	619	614	577	618	123	127	706	771
Africa	205	195	560	488	234	192	733	711
Total/Weighted-Average	1,457	1,402	$637	$642	$197	$185	$876	$909
Attributable to Newmont (4)	1,285	1,203

Copper	(pounds in millions)		($ per pound sold)		($ per pound sold)		($ per pound sold)
North America	10	12	$2.02	$1.83	$0.60	$0.39	$2.27	$2.44
Asia Pacific	134	145	1.13	1.17	0.23	0.20	1.46	1.55
Total/Weighted-Average	144	157	$1.21	$1.21	$0.26	$0.21	$1.53	$1.61
Attributable to Newmont	85	92

Copper	(tonnes in thousands)
North America	5	6
Asia Pacific	61	66
Total/Weighted-Average	66	72
Attributable to Newmont	38	42

	Gold or Copper		Costs Applicable		Depreciation and		All-In Sustaining
	Produced		to Sales(1)		Amortization		Costs(2)
	2016	2015	2016	2015	2016	2015	2016	2015
Six Months Ended June 30,
Gold	(ounces in thousands)		($ per ounce sold)		($ per ounce sold)		($ per ounce sold)
North America	933	782	$716	$726	$205	$174	$880	$931
South America (3)	336	464	743	543	405	316	1,123	844
Asia Pacific	1,197	1,107	573	648	122	134	695	796
Africa	407	411	558	481	227	181	716	672
Total/Weighted-Average	2,873	2,764	$638	$628	$199	$186	$852	$879
Attributable to Newmont (4)	2,514	2,389

Copper	(pounds in millions)		($ per pound sold)		($ per pound sold)		($ per pound sold)
North America	21	24	$2.07	$1.89	$0.56	$0.42	$2.38	$2.32
Asia Pacific	264	272	1.04	1.23	0.21	0.21	1.34	1.61
Total/Weighted-Average	285	296	$1.12	$1.28	$0.23	$0.23	$1.42	$1.67
Attributable to Newmont	168	175

Copper	(tonnes in thousands)
North America	10	11
Asia Pacific	120	123
Total/Weighted-Average	130	134
Attributable to Newmont	76	79

(1)	Excludes Depreciation and amortization and Reclamation and remediation.
(2)	All-In Sustaining Costs is a non-GAAP financial measure. See Non-GAAP Financial Measures beginning on page 70.
(3)	All-In Sustaining Costs and Depreciation and Amortization include expense for other South America projects.
(4)

For the three months ended June 30, 2016 and 2015, amounts exclude 17 and 18 ounces, respectively, from our interest in La Zanja and 15 ounces in 2015 from our interest in Duketon. For the six months ended June 30, 2016 and 2015, amounts exclude 33 and 32 ounces, respectively, from our interest in La Zanja and 11 and 28 ounces, respectively, from our interest in Duketon. In March 2016, the Company sold its investment in Regis Resources Ltd., which operates the Duketon project.

Three months ended June 30, 2016 compared to 2015

Consolidated gold production increased 4% primarily due to higher production at our Africa and Asia Pacific operations and from the acquisition of CC&V included in our North America operations, partially offset by lower production from South America and from the sale of Waihi in our Asia Pacific region. Consolidated copper production decreased 8% primarily due to lower ore grade milled at our copper producing operations.

Costs applicable to sales per consolidated gold ounce sold decreased 1% primarily due to higher production, a favorable Australian dollar foreign currency exchange rate and lower oil prices, mostly offset by higher direct operating costs, higher stockpile and leach pad inventory adjustments and a higher co-product allocation of costs to gold due to changes in the gold and copper revenue percentages. Costs applicable to sales per consolidated copper pound sold was in line with the prior year period as a favorable Australian dollar foreign currency exchange rate, lower oil prices and a lower co-product allocation of costs to copper due to changes in the gold and copper revenue percentages mostly offset lower production.

Depreciation and amortization per consolidated gold ounce sold increased 6% primarily due to capital additions, higher unit rates and a higher co-product allocation of costs to gold due to changes in the gold and copper revenue percentages, partially offset by higher production. Depreciation and amortization per consolidated copper pound sold increased 24% primarily due to capital additions, higher unit rates, and lower production, partially offset by a lower co-product allocation of costs to copper due to changes in the gold and copper revenue percentages.

All-in sustaining costs per consolidated gold ounce sold decreased 4% primarily due to higher production and lower sustaining capital spend. All-in sustaining costs per consolidated copper pound sold decreased 5% primarily due to lower sustaining capital spend, partially offset by lower production.

Six months ended June 30, 2016 compared to 2015

Consolidated gold production increased 4% due to higher production at our North America operations from the acquisition of CC&V in addition to higher production from our Asia Pacific operations, partially offset by lower production from our South America and Africa operations and from the sale of Waihi in our Asia Pacific region. Consolidated copper production decreased 4% due to lower ore grade milled at our copper producing operations.

Costs applicable to sales per consolidated gold ounce sold increased 2% primarily due to higher direct operating costs, higher leach pad inventory adjustments and a higher co-product allocation of costs to gold due to changes in the gold and copper revenue percentages, partially offset by higher production, lower stockpile inventory adjustments, a favorable Australian dollar foreign currency exchange rate and lower oil prices. Costs applicable to sales per consolidated copper pound sold decreased 13% primarily due to lower stockpile inventory adjustments, a favorable Australian dollar foreign currency exchange rate, lower oil prices and a lower co-product allocation of costs to copper due to changes in the gold and copper revenue percentages, partially offset by lower production.

Depreciation and amortization per consolidated gold ounce sold increased 7% primarily due to higher production, partially offset by higher leach pad inventory adjustments and a higher co-product allocation of costs to gold due to changes in the gold and copper revenue percentages. Depreciation and amortization per consolidated copper pound sold was in line with the prior year period as lower unit rates and a lower co-product allocation of costs to copper due to changes in the gold and copper revenue percentages were mostly offset with lower production.

All-in sustaining costs per consolidated gold ounce sold decreased 3% primarily due to higher production and lower sustaining capital spend. All-in sustaining costs per consolidated copper pound sold decreased 15% primarily due to lower costs applicable to sales and lower sustaining capital spend, partially offset by lower production.

North America Operations

	Gold or Copper		Costs Applicable		Depreciation and		All-In Sustaining
	Produced		to Sales(1)		Amortization		Costs(2)
	2016	2015	2016	2015	2016	2015	2016	2015
Three Months Ended June 30,
Gold	(ounces in thousands)		($ per ounce sold)		($ per ounce sold)		($ per ounce sold)
Carlin	204	200	$900	$914	$215	$227	$1,128	$1,137
Phoenix	45	52	772	765	240	181	940	930
Twin Creeks	114	125	509	521	112	95	635	648
CC&V (3)	114	—	506	—	246	—	548	—
Total/Weighted-Average	477	377	$700	$764	$201	$177	$884	$973

Copper	(pounds in millions)		($ per pound sold)		($ per pound sold)		($ per pound sold)
Phoenix	10	12	$2.02	$1.83	$0.60	$0.39	$2.27	$2.44

Copper	(tonnes in thousands)
Phoenix	5	6

	Gold or Copper		Costs Applicable		Depreciation and		All-In Sustaining
	Produced		to Sales(1)		Amortization		Costs(2)
	2016	2015	2016	2015	2016	2015	2016	2015
Six Months Ended June 30,
Gold	(ounces in thousands)		($ per ounce sold)		($ per ounce sold)		($ per ounce sold)
Carlin	410	429	$906	$846	$225	$212	$1,107	$1,051
Phoenix	101	107	848	767	264	191	990	937
Twin Creeks	250	246	472	501	103	103	566	652
CC&V (3)	172	—	535	—	271	—	588	—
Total/Weighted-Average	933	782	$716	$726	$205	$174	$880	$931

Copper	(pounds in millions)		($ per pound sold)		($ per pound sold)		($ per pound sold)
Phoenix	21	24	$2.07	$1.89	$0.56	$0.42	$2.38	$2.32

Copper	(tonnes in thousands)
Phoenix	10	11

(1)	Excludes Depreciation and amortization and Reclamation and remediation.
(2)	All-In Sustaining Costs is a non-GAAP financial measure. See Non-GAAP Financial Measures beginning on page 70.
(3)	On August 3, 2015, the Company acquired the CC&V gold mining operation.

Three months ended June 30, 2016 compared to 2015

Carlin, USA. Gold ounces produced increased 2% primarily due to higher throughput and ore grade milled at Mill 5 and higher heap leach recoveries at Emigrant, partially offset by lower throughput and ore grade milled at Mill 6. Costs applicable to sales per ounce sold decreased 2% primarily due to lower oil prices, higher production and lower leach pad inventory adjustments, partially offset by higher stockpile inventory adjustments and higher underground operating costs at Leeville. Depreciation and amortization per ounce sold decreased 5% primarily due to lower amortization rates. All-in sustaining costs per ounce sold were in line with the prior year period.

Phoenix, USA.  Gold ounces produced decreased 13% primarily due to lower ore grade milled and associated lower recovery. Copper pounds produced decreased 17% primarily due to lower ore grade milled. Costs applicable to sales per ounce sold were in line with the prior year period. Costs applicable to sales per pound sold increased 10% primarily due to higher leaching costs. Depreciation and amortization increased 33% per ounce sold and 54% per pound sold primarily due to higher amortization rates. All-in sustaining costs per ounce sold were in line with the prior year period. All-in sustaining costs per pound sold decreased 7% primarily due to lower treatment and refining costs, partially offset by higher costs applicable to sales.

Twin Creeks, USA. Gold ounces produced decreased 9% primarily due to lower throughput and lower ore grade milled at the Juniper mill.  Costs applicable to sales per ounce sold decreased 2% due to lower direct operating costs, partially offset by higher leach pad inventory adjustments and lower production. Depreciation and amortization per ounce sold increased 18% due to capital additions, lower production and higher leach pad inventory adjustments. All-in sustaining costs per ounce sold decreased 2% due to lower costs applicable to sales, partially offset by lower production.

CC&V, USA. We purchased 100% of the Cripple Creek & Victor gold mining business in Colorado from AngloGold Ashanti Limited on August 3, 2015.

Six months ended June 30, 2016 compared to 2015

Carlin, USA. Gold ounces produced decreased 4% primarily due to lower throughput and recovery at Mill 6 and lower heap leach recoveries at North Area Leach. Costs applicable to sales per ounce sold increased 7% due to higher waste tons mined as a result of a stripping campaign, lower production, higher underground operating costs at Leeville and higher stockpile inventory adjustments, partially offset by lower leach pad inventory adjustments. Depreciation and amortization per ounce sold increased 6% due to lower production and capital additions, partially offset by lower leach pad inventory adjustments. All-in sustaining costs per ounce sold increased 5% due to higher costs applicable to sales and lower production, partially offset by lower sustaining capital spend.

Phoenix, USA. Gold and copper production decreased 6% and 13%, respectively, primarily due to lower ore grade milled and lower recovery. Costs applicable to sales increased 11% per ounce sold and 10% per pound sold primarily due to lower production, partially offset by higher by-product credits. Depreciation and amortization increased 38% per ounce sold and 33% per pound sold primarily due to lower production, partially offset by lower amortization rates. All-in sustaining costs increased 6% per ounce sold and 3% per pound sold primarily due to higher costs applicable to sales, partially offset by lower sustaining capital spend.

Twin Creeks, USA. Gold ounces produced increased 2% due to higher recovery and higher ore grade milled at the Sage autoclave as a result of accessing higher grade ore upon the completion of a stripping campaign, partially offset by lower throughput and lower ore grade milled at the Juniper mill. Costs applicable to sales per ounce sold decreased 6% due to higher production, partially offset by lower capitalization of waste tons and higher leach pad inventory adjustments. Depreciation and amortization per ounce sold were in line with the prior year period. All-in sustaining costs per ounce sold decreased 13% primarily due to lower costs applicable to sales, higher production and lower sustaining capital spend.

CC&V, USA. We purchased 100% of the Cripple Creek & Victor gold mining business in Colorado from AngloGold Ashanti Limited on August 3, 2015.

South America Operations

	Gold or Copper		Costs Applicable		Depreciation and		All-In Sustaining
	Produced		to Sales(1)		Amortization		Costs(2)
	2016	2015	2016	2015	2016	2015	2016	2015

Three Months Ended June 30,	(in thousands)		($ per ounce sold)		($ per ounce sold)		($ per ounce sold)
Yanacocha	156	216	$773	$635	$381	$324	$1,123	$922
Yanacocha (48.65%)	(75)	(105)
Attributable to Newmont (3)	81	111

	Gold or Copper		Costs Applicable		Depreciation and		All-In Sustaining
	Produced		to Sales(1)		Amortization		Costs(2)
	2016	2015	2016	2015	2016	2015	2016	2015

Six Months Ended June 30,	(in thousands)		($ per ounce sold)		($ per ounce sold)		($ per ounce sold)
Yanacocha	336	464	$743	$543	$384	$304	$1,027	$782
Yanacocha (48.65%)	(163)	(226)
Attributable to Newmont (4)	173	238

(1)	Excludes Depreciation and amortization and Reclamation and remediation.

(2)	All-In Sustaining Costs is a non-GAAP financial measure. See Non-GAAP Financial Measures beginning on page 70.
(3)	Excludes 17 and 18 ounces in 2016 and 2015, respectively, from our interest in La Zanja.
(4)	Excludes 33 and 32 ounces in 2016 and 2015, respectively, from our interest in La Zanja.

Three months ended June 30, 2016 compared to 2015

Yanacocha, Peru. Gold production decreased 28% primarily due to lower heap leach tons placed and lower ore grade leached in addition to lower mill throughput, lower ore grade milled and lower mill recovery. Costs applicable to sales per ounce sold increased 22% due to lower production, higher direct operating costs, higher leach pad inventory adjustments and lower by-product credits. Depreciation and amortization per ounce sold increased 18% due to lower production, higher leach pad inventory adjustments and higher amortization rates. All-in sustaining costs per ounce sold increased 22% primarily due to lower production and higher sustaining capital spend.

Six months ended June 30, 2016 compared to 2015

Yanacocha, Peru. Gold production decreased 28% primarily due to lower mill recovery, lower mill throughput, lower ore grade milled and lower heap leach tons placed. Costs applicable to sales per ounce sold increased 37% due to lower production, higher direct operating costs, higher leach pad inventory adjustments and lower by-product credits. Depreciation and amortization per ounce sold increased 26% due to lower production, higher leach pad inventory adjustments and higher amortization rates. All-in sustaining costs per ounce sold increased 31% primarily due to lower production and higher sustaining capital spend.

Asia Pacific Operations

	Gold or Copper		Costs Applicable		Depreciation and		All-In Sustaining
	Produced		to Sales(1)		Amortization		Costs(2)
	2016	2015	2016	2015	2016	2015	2016	2015
Three Months Ended June 30,
Gold	(ounces in thousands)		($ per ounce sold)		($ per ounce sold)		($ per ounce sold)
Boddington	192	201	$716	$701	$143	$135	$798	$823
Tanami	142	116	449	511	163	188	604	726
Waihi (3)	—	33	—	526	—	104	—	606
Kalgoorlie	96	83	692	913	49	71	802	1,000
Batu Hijau (4)	189	181	438	464	92	85	554	603
Total/Weighted-Average	619	614	$577	$618	$123	$127	$706	$771
Batu Hijau (51.5%)	(97)	(94)
Attributable to Newmont (5)	522	520

Copper	(pounds in millions)		($ per pound sold)		($ per pound sold)		($ per pound sold)
Boddington	19	20	$1.83	$1.68	$0.35	$0.30	$2.11	$2.00
Batu Hijau (4)	115	125	1.00	1.09	0.20	0.18	1.33	1.48
Total/Weighted-Average	134	145	$1.13	$1.17	$0.23	$0.20	$1.46	$1.55
Batu Hijau (51.5%)	(59)	(65)
Attributable to Newmont	75	80

Copper	(tonnes in thousands)
Boddington	8	9
Batu Hijau (4)	53	57
Total/Weighted-Average	61	66
Batu Hijau (51.5%)	(28)	(30)
Attributable to Newmont	33	36

	Gold or Copper		Costs Applicable		Depreciation and		All-In Sustaining
	Produced		to Sales(1)		Amortization		Costs(2)
	2016	2015	2016	2015	2016	2015	2016	2015
Six Months Ended June 30,
Gold	(ounces in thousands)		($ per ounce sold)		($ per ounce sold)		($ per ounce sold)
Boddington	381	385	$700	$741	$144	$142	$787	$851
Tanami	246	215	502	546	171	190	669	740
Waihi (3)	—	74	—	493	—	108	—	554
Kalgoorlie	189	145	714	939	52	73	804	1,054
Batu Hijau (4)	381	288	430	476	87	87	534	627
Total/Weighted-Average	1,197	1,107	$573	$648	$122	$134	$695	$796
Batu Hijau (51.5%)	(196)	(149)
Attributable to Newmont (6)	1,001	958

Copper	(pounds in millions)		($ per pound sold)		($ per pound sold)		($ per pound sold)
Boddington	36	38	$1.72	$1.81	$0.34	$0.32	$2.00	$2.13
Batu Hijau (4)	228	234	0.95	1.13	0.19	0.19	1.25	1.52
Total/Weighted-Average	264	272	$1.04	$1.23	$0.21	$0.21	$1.34	$1.61
Batu Hijau (51.5%)	(117)	(121)
Attributable to Newmont	147	151

Copper	(tonnes in thousands)
Boddington	16	17
Batu Hijau (4)	104	106
Total/Weighted-Average	120	123
Batu Hijau (51.5%)	(54)	(55)
Attributable to Newmont	66	68

(1)	Excludes Depreciation and amortization and Reclamation and remediation.
(2)	All-In Sustaining Costs is a non-GAAP financial measure. See Non-GAAP Financial Measures beginning on page 70.
(3)	On October 29, 2015, the Company sold the Waihi mine.
(4)	On June 30, 2016 the Company announced the anticipated sale of Batu Hijau. For further information, see Note 1 to the Condensed Consolidated Financial Statements.
(5)	Excludes 15 ounces in 2015 from our interest in Duketon.
(6)	Excludes 11 and 28 ounces in 2016 and 2015, respectively, from our interest in Duketon. In March 2016, the Company sold its investment in Regis Resources Ltd., which operates the Duketon operation.

Three months ended June 30, 2016 compared to 2015

Boddington, Australia. Gold production decreased 4% due to lower throughput as a result of decreased mill utilization, partially offset by higher recovery. Copper production decreased 5% primarily due to lower throughput as a result of lower mill utilization and lower ore grade milled as a result of lower ore grade mined, partially offset by higher recovery. Costs applicable to sales per ounce sold increased 2% primarily due to lower production and higher mill maintenance costs, partially offset by a favorable Australian dollar foreign currency exchange rate, lower oil prices and a lower co-product allocation of costs to gold due to changes in the gold and copper revenue percentages.  Costs applicable to sales per pound sold increased 9% primarily due to lower production, higher mill maintenance costs and a higher co-product allocation of costs to copper due to changes in the gold and copper revenue percentages, partially offset by a favorable Australian dollar foreign currency exchange rate and lower oil prices.  Depreciation and amortization increased 6% per ounce sold and 17% per pound sold due to lower production. All-in sustaining costs per ounce sold decreased 3% due to lower sustaining capital spend, partially offset by higher costs applicable to sales. All-in sustaining costs per pound sold increased 6% primarily due to higher costs applicable to sales, partially offset by lower sustaining capital spend.

Tanami, Australia. Gold ounces produced increased 22% primarily due to higher ore grade milled as a result of higher ore grade mined and higher throughput. Costs applicable to sales per ounce sold decreased 12% mainly due to higher production and a favorable Australian dollar foreign currency exchange rate and lower oil prices, partially offset by higher underground mining costs due to lower capitalization of mine development.  Depreciation and amortization per ounce sold decreased 13% primarily due to higher production. All-in sustaining costs per ounce sold decreased 17% due to higher production and lower sustaining capital spend.

Waihi, New Zealand. On October 29, 2015, we completed the sale of the Waihi mine to OceanaGold.

Kalgoorlie, Australia. Gold ounces produced increased 16% due to higher ore grade milled as a result of higher ore grade mined and higher throughput.  Costs applicable to sales per ounce sold decreased 24% primarily due to higher production and a favorable Australian dollar foreign currency exchange rate and lower oil prices.  Depreciation and amortization per ounce sold decreased 31% primarily due to higher production and lower amortization rates. All-in sustaining costs per ounce sold decreased 20% primarily due to lower costs applicable to sales.

Batu Hijau, Indonesia. Gold ounces produced increased 4% due to higher ore grade milled as a result of higher ore grade mined and a lower build of gold in-circuit inventory as compared to the prior year period, partially offset by lower throughput. Copper pounds produced decreased 8% due to lower throughput and lower ore grade milled. Costs applicable to sales per ounce sold decreased 6% primarily due to higher production and lower oil prices, partially offset by a higher co-product allocation of costs to gold due to changes in the gold and copper revenue percentages. Costs applicable to sales per pound sold decreased 8% primarily due to lower oil prices and a lower co-product allocation of costs to copper due to changes in the gold and copper revenue percentages, partially offset by lower production. Depreciation and amortization per ounce sold increased 8% primarily due to higher amortization rates and a higher co-product allocation of costs to gold due to changes in the gold and copper revenue percentages, partially offset by higher production. Depreciation and amortization per pound sold increased 11% primarily due to lower production, partially offset by a lower co-product allocation of costs to copper due to changes in the gold and copper revenue percentages. All-in sustaining costs decreased 8% per ounce sold and 10% per pound sold due to lower costs applicable to sales and lower sustaining capital spend.

Six months ended June 30, 2016 compared to 2015

Boddington, Australia. Gold and copper production decreased 1% and 5%, respectively, due to lower ore grade milled, partially offset by higher recovery. Costs applicable to sales per ounce sold decreased 6% primarily due to a favorable Australian dollar foreign currency exchange rate, lower oil prices and stockpile inventory adjustments in the prior year period, partially offset by lower production, higher mill maintenance costs and a higher co-product allocation of costs to gold due to changes in the gold and copper revenue percentages. Costs applicable to sales per pound sold decreased 5% primarily due to a favorable Australian dollar foreign currency exchange rate, lower oil prices and a lower co-product allocation of costs to copper due to changes in the gold and copper revenue percentages and stockpile inventory adjustments in the prior year period, partially offset by lower production and higher mill maintenance costs. Depreciation and amortization per ounce sold was in line with the prior year period. Depreciation and amortization per pound sold increased 6% primarily due to lower production. All-in sustaining costs decreased 8% per ounce sold and 6% per pound sold primarily due to lower costs applicable to sales and lower sustaining capital costs.

Tanami, Australia. Gold ounces produced increased 14% mainly due to higher ore grade milled as a result of higher ore grade mined and higher throughput due to higher ore tons mined.  Costs applicable to sales per ounce sold decreased 8% due to higher production and a favorable Australian dollar foreign currency exchange rate and lower oil prices, partially offset by higher underground mining costs due to lower capitalization of mine development and higher mine maintenance costs. Depreciation and amortization per ounce sold decreased 10% primarily due to higher production. All-in sustaining costs per ounce sold decreased 10% primarily due to higher production and lower sustaining capital spend, partially offset by higher costs applicable to sales.

Waihi, New Zealand. On October 29, 2015, we completed the sale of the Waihi mine to OceanaGold.

Kalgoorlie, Australia. Gold ounces produced increased 30% primarily due to higher throughput as a result of higher mill utilization and higher ore grade milled as a result of higher ore grade mined.  Costs applicable to sales per ounce sold decreased 24% due to higher production, a favorable Australian dollar foreign currency exchange rate and lower oil prices. Depreciation and amortization per ounce sold decreased 29% due to higher production and lower amortization rates.  All-in sustaining costs per ounce sold decreased 24% primarily due to lower costs applicable to sales, lower sustaining capital spend and higher production.

Batu Hijau, Indonesia. Gold ounces produced increased 32% due to higher ore grade milled as a result of higher ore grade mined, higher recovery and a lower build of gold in-circuit inventory as compared to the prior year period. Copper pounds produced decreased 3% primarily due to lower ore grade milled and lower recovery.  Costs applicable to sales per ounce sold decreased 10% primarily due to higher production, partially offset by a higher co-product allocation of costs to gold due to changes in the gold and copper revenue percentages. Costs applicable to sales per pound sold decreased 16% primarily due to a lower co-product allocation of costs to copper due to changes in the gold and copper revenue percentages, partially offset by lower production. Depreciation and amortization per ounce sold and per pound sold were in line with the prior year period. All-in sustaining costs per ounce sold decreased 15% primarily due to higher production and lower sustaining capital spend. All-in sustaining costs per pound sold decreased 18% primarily due to lower costs applicable to sales and lower sustaining capital spend, partially offset by lower production.

Africa Operations

	Gold or Copper		Costs Applicable		Depreciation and		All-In Sustaining
	Produced		to Sales(1)		Amortization		Costs(2)
	2016	2015	2016	2015	2016	2015	2016	2015

Three Months Ended June 30,	(in thousands)		($ per ounce sold)		($ per ounce sold)		($ per ounce sold)
Ahafo	90	74	$649	$596	$182	$175	$923	$958
Akyem	115	121	489	423	276	202	574	533
Total / Weighted Average	205	195	$560	$488	$234	$192	$733	$711

	Gold or Copper		Costs Applicable		Depreciation and		All-In Sustaining
	Produced		to Sales(1)		Amortization		Costs(2)
	2016	2015	2016	2015	2016	2015	2016	2015

Six Months Ended June 30,	(in thousands)		($ per ounce sold)		($ per ounce sold)		($ per ounce sold)
Ahafo	178	175	$655	$575	$179	$161	$888	$837
Akyem	229	236	483	412	263	195	570	521
Total / Weighted Average	407	411	$558	$481	$227	$181	$716	$672

(1)	Excludes Depreciation and amortization and Reclamation and remediation.
(2)	All-In Sustaining Costs is a non-GAAP financial measure. See Non-GAAP Financial Measures beginning on page 70.

Three months ended June 30, 2016 compared to 2015

Ahafo, Ghana. Gold production increased 22% primarily due to higher throughput as a result of power availability as compared to the required load shedding in the prior year period driven by the power shortage in Ghana, a lower build of in-circuit inventory and higher recovery. Costs applicable to sales per ounce sold increased 9% primarily due to higher costs from stockpile inventory and higher milling costs as a result of higher throughput, partially offset by higher production. Depreciation and amortization per ounce sold increased 4% due to higher amortization rates, partially offset by higher production. All-in sustaining costs per ounce sold decreased 4% primarily due to higher production and lower sustaining capital spend, partially offset by higher costs applicable to sales.

Akyem, Ghana. Gold production decreased 5% mainly due to lower ore grade milled and a lower draw-down of in-circuit inventory, partially offset by higher throughput as a result of power availability as compared to the required load shedding in the prior year period driven by the power shortage in Ghana. Costs applicable to sales per ounce sold increased 16% due to higher direct operating costs, including higher milling costs due to higher throughput, and lower production. Depreciation and amortization per ounce sold increased 37% due to higher amortization rates and lower production. All-in sustaining costs per ounce sold increased 8% primarily due to higher costs applicable to sales and lower production, partially offset by lower sustaining capital spend.

Six months ended June 30, 2016 compared to 2015

Ahafo, Ghana. Gold production increased 2% due to higher throughput as a result of power availability as compared to the required load shedding in the prior year period driven by the power shortage in Ghana, partially offset by lower ore grade milled, a build of in‑circuit inventory in the current year period as compared to a draw-down in the prior year period and lower recovery. Costs applicable to sales per ounce sold increased 14% due to higher direct operating costs, including higher milling costs due to higher throughput, partially offset by higher production. Depreciation and amortization per ounce sold increased 11% due to higher amortization rates, partially offset by higher production. All-in sustaining costs per ounce sold increased 6% primarily due to higher costs applicable to sales, partially offset by higher production and lower sustaining capital spend.

Akyem, Ghana. Gold production decreased 3% due to lower ore grade milled, a build of in-circuit inventory as compared to a draw-down in the prior year period and lower recovery, partially offset by higher throughput as a result of power availability as compared to the required load shedding in the prior year period driven by the power shortage in Ghana. Costs applicable to sales per ounce sold increased 17% due to higher direct operating costs, including higher milling costs due to higher throughput, and lower production. Depreciation and amortization per ounce sold increased 35% due to higher amortization rates and lower production. All-in sustaining costs per ounce sold increased 9% primarily due to higher costs applicable to sales and lower production, partially offset by lower sustaining capital spend.

Foreign Currency Exchange Rates

Foreign currency exchange rates can increase or decrease profit margins and Costs applicable to sales to the extent costs are paid in foreign currencies. Such fluctuations have not had a material impact on our revenue since gold and copper are sold throughout the world principally in U.S. dollars. Despite selling gold and copper in London we have no exposure to the euro or the British pound.

Our foreign operations sell their gold and copper production based on U.S. dollar metal prices. Approximately 34% and 37% of Costs applicable to sales for our foreign operations were paid in currencies other than the U.S. dollar during the three months ended June 30, 2016 and 2015, respectively, of which approximately 27% was denominated in the Australian dollar in the current year. Approximately 31% and 37% of Costs applicable to sales for our foreign operations were paid in currencies other than the U.S. dollar during the six months ended June 30, 2016 and 2015, respectively, of which approximately 24% was denominated in the Australian dollar in the current year. Variations in the local currency exchange rates in relation to the U.S. dollar at our foreign mining operations decreased Costs applicable to sales by approximately $12 per ounce and $16 per ounce, net of hedging losses, during the three and six months ended June 30, 2016, respectively, compared to the same periods in 2015. Australia accounted for $12 per ounce and $14 per ounce of the previously mentioned decreases in Costs applicable to sales.

Liquidity and Capital Resources

Liquidity Overview

During the six months ended June 30, 2016, we increased our cash and cash equivalents position from $2,782 to $2,902. Cash inflows of $120 were primarily driven by operating cash flows from continuing operations of $1,304 in addition to proceeds received from the sale of Regis Resources Ltd. of $184. These inflows were partially offset by cash outflows of $641 for debt repayments at Corporate and Batu Hijau, $591 for additions to property, plant and mine development, and $146 for dividends paid to noncontrolling interests at Yanacocha.

Operating Activities

Net cash provided by continuing operating activities was $1,304 during the six months ended June 30, 2016, an increase of $235 from the six months ended June 30, 2015, primarily due to higher average realized gold prices, an increase in consolidated gold ounces sold and copper pounds sold and favorable movements in working capital, partially offset by higher operating costs and lower average realized copper prices.

Investing Activities

Net cash used in investing activities decreased to $405 during the six months ended June 30, 2016 compared to $539 during the same period in 2015. Details of investing activities are below:

Additions to property, plant and mine development were $591 and $606 during the six months ended June 30, 2016 and 2015, respectively, as follows:

	Six Months Ended
	June 30,
	2016	2015
North America:
Carlin	$79	$115
Phoenix	7	15
Twin Creeks	20	31
Long Canyon	73	24
CC&V (1)	36	—
Other North America	2	2
	217	187
South America:
Yanacocha	38	34
Merian	142	164
	180	198
Asia Pacific:
Boddington	23	29
Tanami	57	46
Waihi (2)	—	10
Kalgoorlie	8	11
Batu Hijau (3)	20	40
Other Asia Pacific	—	2
	108	138
Africa:
Ahafo	39	45
Akyem	10	19
	49	64
Corporate and Other	4	30
Accrual basis	558	617
Decrease (increase) in accrued capital expenditures and other non-cash adjustments	33	(11)
Cash basis	$591	$606

(1)	On August 3, 2015, the Company acquired the CC&V gold mining business.
(2)	On October 29, 2015, the Company sold the Waihi mine.
(3)	On June 30, 2016, we announced the anticipated sale of Batu Hijau. For further information, see Note 1 to the Condensed Consolidated Financial Statements.

Capital expenditures in North America during the six months ended June 30, 2016 primarily related to the development of the Long Canyon project, the mine life extension project at CC&V, surface and underground mine development, tailings facility construction and capitalized component purchases. Capital expenditures in South America primarily related to the development of the Merian project, construction of water treatment facilities, a tailings facility expansion, capitalized component purchases and infrastructure improvements. The majority of capital expenditures in Asia Pacific were for underground mine development at Tanami, tailings and support facility construction and equipment and capitalized component purchases at other sites in Australia and equipment and capitalized component purchases in Batu Hijau. Capital expenditures in Africa were primarily related to tailings facility expansion, water treatment plant construction, capitalized component purchases and the Subika Underground project.

Capital expenditures in North America during the six months ended June 30, 2015 primarily related to the development of the Turf Vent Shaft project, development of the Long Canyon project, surface and underground mine development, tailings facility construction and capitalized component purchases. Capital expenditures in South America were primarily related to the development of the Merian project, capitalized component purchases, surface mine development and infrastructure improvements. The majority of capital expenditures in Asia Pacific were for underground mine development, tailings and support facility construction and mining equipment purchases in Australia and New Zealand and equipment and capitalized component spend in Batu Hijau. Capital expenditures in Africa were related to tailings facility expansion, providing supplemental power capacity, capitalized component purchases, Subika Underground and Ahafo mill expansion. Capital expenditures in Corporate were primarily related to TMAC Resources.

Proceeds from sales of investments. During the six months ended June 30, 2016, we received $184 from the sale of Regis Resources Ltd. During the six months ended June 30, 2015, we received $29 primarily from the maturity of a Certificate of Deposit for $25.

Proceeds from sales of other assets. During the six months ended June 30, 2016, we received $8 primarily from cash received from the sale of various royalties on mineral interests. During the six months ended June 30, 2015, we received $44, of which, $38 was from the sale of Hemlo mineral rights in Ontario, Canada and $6 was from the sale of Relief Canyon in Nevada.

Financing Activities

Net cash (used in) provided by financing activities was $778 during the six months ended June 30, 2016 compared to net cash provided by financing activities of $400 during the six months ended June 30, 2015. Details of financing activities are below:

Repayment of debt. During the six months ended June 30, 2016, we paid $641 in debt repayments, of which $498 related to reductions of Senior Notes during the first quarter and $140 related to repayments of the PTNNT revolving credit facility. During the six months ended June 30, 2015, we paid $281 in debt repayments, of which $200 was from the 2019 term loan facility, $55 was for the PTNNT revolving credit facility and $25 was for the Ahafo Project Finance Facility.

Scheduled minimum debt repayments are $3 for the remainder of 2016, $765 in 2017, $nil in 2018, $901 in 2019, $nil in 2020 and $3,974 thereafter. We generally expect to be able to fund maturities of debt from Net cash provided by operating activities, current investments, existing cash balances and available credit facilities. Depending upon market conditions and strategic considerations, we may choose to refinance some maturing debt in the capital markets.

At June 30, 2016 and December 31, 2015, we were in compliance with all debt covenants and provisions related to potential defaults.

Proceeds from stock issuance, net. During the six months ended June 30, 2015, we received $675 in net proceeds from a common stock issuance. Proceeds from the common stock sale, supplemented with cash from our balance sheet, were used for the acquisition of CC&V mine.

Proceeds from the sale of noncontrolling interests. We received $37 in proceeds during the six months ended June 30, 2015, of which, $34 related to TMAC’s private placement to raise funds and $3 was for the remaining payment from the government of Suriname for the 25% noncontrolling interest in the development of the Merian project.

Funding from noncontrolling interests. We received $50 and $62 in funding during the six months ended June 30, 2016 and 2015, respectively, for the development of the Merian project from Staatsolie (a company wholly owned by the Republic of Suriname).

Dividends paid to noncontrolling interests. During the six months ended June 30, 2016, Yanacocha paid dividends of $146 to noncontrolling interests.

Dividends paid to common stockholders. We declared regular quarterly dividends totaling $0.050 and $0.050 per common share for the six months ended June 30, 2016 and 2015, respectively. We paid dividends of $27 and $23 to common stockholders during the six months ended June 30, 2016 and 2015, respectively.

Increase in restricted cash, net. During the six months ended June 30, 2016, we had a net increase of $13 in restricted cash primarily related to reclamation at PTNNT. During the six months ended June 30, 2015, we had a net increase of $59 in restricted cash at PTNNT, of which $45 was for a revolving credit facility payment that was paid later in 2015 and $14 was for reclamation.

Discontinued Operations

Net cash used in discontinued operations was $5 and $6 during the six months ended June 30, 2016 and 2015, respectively, related to payments on the Holt property royalty.

Off-Balance Sheet Arrangements

We have the following off-balance sheet arrangements: operating leases (as discussed in Note 28 to the Consolidated Financial Statements for the year ended December 31, 2015, filed on February 17, 2016 on Form 10-K) and $2,164 of outstanding letters of credit, surety bonds and bank guarantees (see Note 22 to the Condensed Consolidated Financial Statements). At June 30, 2016, $75 of the $3,000 corporate revolving credit facility was used to secure the issuance of letters of credit, primarily supporting reclamation obligations.

We also have sales agreements or commitments to sell copper and gold concentrates at market prices as follows (in thousands of tons):

	2016	2017	2018	2019	2020	Thereafter
Batu Hijau (1)	433	––	––	––	––	––
Boddington	114	234	162	66	66	––
Phoenix	53	46	52	46	47	184
	600	280	214	112	113	184

(1)	On June 30, 2016 we announced the anticipated sale of Batu Hijau. For further information, see Note 1 to the Condensed Consolidated Financial Statements.

Other Liquidity Matters

At June 30, 2016, the Company had $2,902 in Cash and cash equivalents, of which $1,732 was held in foreign subsidiaries and is primarily held in U.S. dollar denominated accounts with the remainder in foreign currencies readily convertible to U.S. dollars. At June 30, 2016, $715 of the consolidated cash and cash equivalents was attributable to noncontrolling interests primarily related to our Indonesian, Peruvian and Surinamese operations which is being held to fund those operations and development projects. At June 30, 2016, $1,643 in consolidated cash and cash equivalents ($948 attributable to Newmont) was held at certain foreign subsidiaries that, if repatriated, may be subject to withholding taxes. The repatriation of this cash and the applicable withholding taxes would generate foreign tax credits in the U.S. As a result, we expect that there would be no additional tax burden upon repatriation after considering the cash cost associated with the withholding taxes.

We believe that our liquidity and capital resources from U.S. operations and flow-through foreign subsidiaries are adequate to fund our U.S. operations and corporate activities.

Environmental

Our mining and exploration activities are subject to various federal and state laws and regulations governing the protection of the environment. We have made, and expect to make in the future, expenditures to comply with such laws and regulations, but cannot predict the full amount of such future expenditures. At June 30, 2016 and December 31, 2015, $1,593 and $1,553, respectively, were accrued for reclamation costs relating to currently or recently producing mineral properties.

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

Accounting for reclamation obligations requires management to make estimates unique to each mining operation of the future costs we will incur to complete the reclamation work required to comply with existing laws and regulations. As mining operations progress over their mine life, we are able to more accurately predict the estimated future reclamation costs. Any such changes in future costs, the timing of reclamation activities, or scope could materially impact the amounts charged to earnings for reclamation. Additionally, future changes to environmental laws and regulations could increase the extent of reclamation work required.

In early 2015, the Peruvian government agency responsible for certain environmental regulations, the Ministry of the Environment (“MINAM”), issued proposed water quality criteria for designated beneficial uses which apply to mining companies, including Yanacocha. These criteria would modify the in-stream water quality criteria pursuant to which Yanacocha has been designing water treatment processes and infrastructure. In December 2015, MINAM issued the final regulation that modified the water quality standards and the Company has one year to submit a modification to the previously approved Environmental Impact Assessment which is due February 15, 2017. A total of up to four years are allowed for permitting, detailed engineering, and construction of water treatment facilities required for compliance with the new water quality standards. Yanacocha is currently assessing treatment options in connection with the new water quality standards, which are expected to result in increased costs. If Yanacocha is unsuccessful in designing, constructing and implementing effective treatment options in the next four years, it could result in potential fines and penalties relating to potential intermittent non-compliant exceedances.

In addition to assessing water treatment options to comply with the new water standards described above, we are also performing a comprehensive update to the Yanacocha reclamation plan to address stakeholder input and changes in closure activities and estimated closure costs while preserving optionality for potential future projects at Yanacocha.

The revised reclamation plan, once approved, could result in a material increase in the reclamation obligation at Yanacocha. Additionally, increases in the future reclamation costs at Yanacocha could result in a significant increase in all-in sustaining costs per ounce and possibly result in impairments to Yanacocha’s long-lived assets based upon then current mine plans. We will continue to advance the update to the Yanacocha reclamation plan and expect to further refine the associated cost estimates in late 2016 in connection with completing the revised Environmental Impact Assessment and our mine planning process.

For a complete discussion of the factors that influence our reclamation obligations and the associated risks, refer to Managements’ Discussion and Analysis of Consolidated Financial Condition and Results of Operations under the heading “Critical Accounting Policies” and refer to Risk Factors under the heading “Mine closure and remediation costs for environmental liabilities may exceed the provisions we have made” for the year ended December 31, 2015 filed February 17, 2016 on Form 10-K.

In addition, we are involved in several matters concerning environmental obligations associated with former mining activities. Based upon our best estimate of our liability for these matters, $311 and $318 were accrued for such obligations at June 30, 2016 and December 31, 2015, respectively. We spent $10 and $25 during the six months ended 2016 and 2015, respectively, for environmental obligations related to the former, primarily historic, mining activities and have classified $34 as a current liability at June 30, 2016.

During the six months ended June 30, 2016 and 2015, capital expenditures were approximately $30 and $58, respectively, to comply with environmental regulations.

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

Earnings before interest, taxes and depreciation and amortization and Adjusted earnings before interest, taxes and depreciation and amortization

Management uses Earnings before interest, taxes and depreciation and amortization (“EBITDA”) and EBITDA adjusted for non-core or certain items that have a disproportionate impact on our results for a particular period (“Adjusted EBITDA”) as non-GAAP measures to evaluate the Company’s operating performance. EBITDA and Adjusted EBITDA do not represent, and should not be considered an alternative to, net income (loss), operating income (loss), or cash flow from operations as those terms are defined by GAAP, and does not necessarily indicate whether cash flows will be sufficient to fund cash needs. Although Adjusted EBITDA and similar measures are frequently used as measures of operations and the ability to meet debt service requirements by other companies, our calculation of Adjusted EBITDA is not necessarily comparable to such other similarly titled captions of other companies. The Company believes that Adjusted EBITDA provides useful information to investors and others in understanding and evaluating our operating results in the same manner as our management and board of directors. Management’s determination of the components of Adjusted EBITDA are evaluated periodically and based, in part, on a review of non-GAAP financial measures used by mining industry analysts. Net income (loss) attributable to Newmont stockholders is reconciled to EBITDA and Adjusted EBITDA as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Net income (loss) attributable to Newmont stockholders	$23	$72	$75	$255
Net income (loss) attributable to noncontrolling interests	39	76	122	122
Loss (income) from discontinued operations	27	(9)	53	(17)
Equity loss (income) of affiliates	5	7	10	16
Income and mining tax expense (benefit)	310	152	634	345
Depreciation and amortization	314	276	636	565
Interest expense, net	71	82	150	167
EBITDA	$789	$656	$1,680	$1,453
Adjustments:
Impairment of investments (1)	$—	$16	$—	$73
Impairment of long-lived assets (2)	4	2	4	3
Restructuring and other (3)	9	9	22	14
Acquisition costs (4)	2	8	2	8
Loss on debt repayment (5)	—	—	3	—
Loss (gain) on asset and investment sales (6)	—	1	(104)	(43)
Adjusted EBITDA	$804	$692	$1,607	$1,508

(1)	Impairment of investments, included in Other income, net, represents other-than-temporary impairments on equity and cost method investments and does not relate to our core operations.
(2)	Impairment of long-lived assets, included in Other expense, net, represents non-cash write-downs that do no impact our core operations.
(3)

Restructuring and other, included in Other expense, net, represents certain costs associated with the Full Potential initiative announced in 2013, a one-time payment to PT Freeport Indonesia for engineering studies related to their smelter project in the second quarter of 2016, accrued legal costs in our Africa region during 2016 as well as system integration costs related to our acquisition of CC&V.

(4)

Acquisition costs, included in Other expense, net represents adjustments made in the second quarter of 2016 to the contingent consideration liability from the acquisition of Boddington, and costs associated with the acquisition of CC&V in 2015.

(5)	Loss on debt repayment, included in Other income, net and Interest expense, net, represents the impact of the debt tender offer on our 2019 Notes and 2039 Notes during the first quarter of 2016.
(6)

Loss (gain) on asset and investment sales, included in Other income, net, represents primarily the sale of our holdings in Regis Resources Ltd. in the first quarter of 2016 and land sales of Hemlo mineral rights in Canada and the Relief Canyon mine in Nevada during the first quarter of 2015.

Adjusted net income (loss)

Management uses Adjusted net income (loss) to evaluate the Company’s operating performance and for planning and forecasting future business operations. The Company believes the use of Adjusted net income (loss) allows investors and analysts to understand the results of the continuing operations of the Company and its direct and indirect subsidiaries relating to the production and sale of minerals, by excluding certain items that have a disproportionate impact on our results for a particular period. The net income (loss) adjustments are generally presented net of tax at the Company’s statutory effective tax rate of 35% and net of our partners’ noncontrolling interests when applicable. The impact of the adjustments through the Company’s Valuation allowance is included in Tax adjustments. The Tax adjustment includes items such as foreign tax credits, alternative minimum tax credits, capital losses and disallowed foreign losses. Management’s determination of the components of Adjusted net income (loss) are evaluated periodically and based, in part, on a review of non-GAAP financial measures used by mining industry analysts. Net income (loss) attributable to Newmont stockholders is reconciled to Adjusted net income (loss) as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Net income (loss) attributable to Newmont stockholders	$23	$72	$75	$255
Loss (income) from discontinued operations (1)	27	(9)	53	(17)
Net income (loss) attributable to Newmont stockholders from continuing operations	50	63	128	238
Impairment of investments (2)	—	10	—	47
Impairment of long-lived assets (3)	2	2	2	2
Restructuring and other (4)	4	5	11	7
Acquisition costs (5)	1	5	1	5
Loss (gain) on asset and investment sales (6)	—	1	(104)	(27)
Loss on debt repayment (7)	—	—	2	—
Tax adjustments (8)	174	45	373	89
Adjusted net income (loss)	$231	$131	$413	$361

Net income (loss) per share, basic	$0.04	$0.14	$0.14	$0.51
Loss (income) from discontinued operations, net of taxes	0.05	(0.01)	0.10	(0.03)
Net income (loss) attributable to Newmont stockholders from continuing operations	0.09	0.13	0.24	0.48
Impairment of investments, net of taxes	—	0.02	—	0.09
Impairment of long-lived assets, net of taxes	—	—	—	—
Restructuring and other, net of taxes	0.01	0.01	0.02	0.01
Acquisition costs, net of taxes	—	0.01	—	0.01
Loss (gain) on asset and investment sales, net of taxes	—	—	(0.20)	(0.05)
Loss on debt repayment, net of taxes	—	—	—	—
Tax adjustments	0.34	0.09	0.72	0.18
Adjusted net income (loss) per share, basic	$0.44	$0.26	$0.78	$0.72

Net income (loss) per share, diluted	$0.04	$0.14	$0.14	$0.51
Loss (income) from discontinued operations, net of taxes	0.05	(0.01)	0.10	(0.03)
Net income (loss) attributable to Newmont stockholders from continuing operations	0.09	0.13	0.24	0.48
Impairment of investments, net of taxes	—	0.02	—	0.09
Impairment of long-lived assets, net of taxes	—	—	—	—
Restructuring and other, net of taxes	0.01	0.01	0.02	0.01
Acquisition costs, net of taxes	—	0.01	—	0.01
Loss (gain) on asset and investment sales, net of taxes	—	—	(0.20)	(0.05)
Loss on debt repayment, net of taxes	—	—	—	—
Tax adjustments	0.34	0.09	0.72	0.18
Adjusted net income (loss) per share, diluted	$0.44	$0.26	$0.78	$0.72

Weighted average common shares (millions):
Basic	531	505	530	502
Diluted	533	506	532	503

(1)	Loss (income) from discontinued operations relates to adjustments in our Holt property royalty and is presented net of tax expense (benefit) of $(12), $4, $(23) and $8, respectively.
(2)

Impairment of investments, included in Other income, net, represents other-than-temporary impairments on equity and cost method investments and does not relate to our core operations. Amounts are presented net of tax expense (benefit) of $-, $(6), $- and $(26), respectively.

(3)

Impairment of long-lived assets, included in Other expense, net, represents non-cash write-downs that do not impact our core operations. Amounts are presented net of tax expense (benefit) of $(1), $-, $(1) and $(1), respectively, and amounts attributed to noncontrolling interest income (expense) of $(1), $-, $(1) and $-, respectively.

(4)

Restructuring and other, included in Other expense, net, represents certain costs associated with the Full Potential initiative announced in 2013, a one-time payment to PT Freeport Indonesia for engineering studies related to their smelter project in the second quarter of 2016, accrued legal costs in our Africa region during 2016 as well as system integration costs related to our acquisition of CC&V. Amounts are presented net of tax expense (benefit) of $(3), $(3), $(8) and $(5), respectively, and amounts attributed to noncontrolling interest income (expense) of $(2), $(1), $(3) and $(2), respectively.

(5)

Acquisition costs, included in Other expense, net, represents adjustments made in the second quarter of 2016 to the contingent consideration liability from the acquisition of Boddington and costs associated with the acquisition of CC&V in 2015. Amounts are presented net of tax expense (benefit) of $(1), $(3), $(1) and $(3), respectively.

(6)

Loss (gain) on asset and investment sales, included in Other income, net, primarily represents the sale of our holdings in Regis Resources Ltd. in the first quarter of 2016 and land sales of Hemlo mineral rights in Canada and the Relief Canyon mine in Nevada during the first quarter of 2015. Amounts are presented net of tax expense (benefit) of $-, $-, $- and $16, respectively.

(7)

Loss on debt repayment, included in Other income, net and Interest expense, net, represents the impact of the debt tender offer on our 2019 Notes and 2039 Notes during the first quarter of 2016. Amounts are presented net of tax expense (benefit) of $-, $-, $(1) and $-, respectively.

(8)

Tax adjustments include movements in tax valuation allowance and tax adjustments not related to core operations. Second quarter and year to date tax adjustments were primarily the result of a tax restructuring and a loss carryback, both of which resulted in an increase in the Company’s valuation allowance on credits.

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

	Six Months Ended June 30,
	2016	2015
Net cash provided by operating activities	$1,299	$1,063
Plus: Net cash used in discontinued operations	5	6
Net cash provided by continuing operating activities	1,304	1,069
Less: Additions to property, plant and mine development	(591)	(606)
Free Cash Flow	$713	$463

Net cash (used in) investing activities (1)	$(405)	$(539)
Net cash (used in) provided by financing activities	$(778)	$400

(1)	Net cash used in investing activities includes Additions to property, plant and mine development, which is included in the Company’s computation of Free Cash Flow.

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

The following tables reconcile these non-GAAP measures to the most directly comparable GAAP measures.

Costs applicable to sales per ounce

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Costs applicable to sales (1)	$912	$858	$1,818	$1,698
Gold sold (thousand ounces)	1,429	1,337	2,850	2,704
Costs applicable to sales per ounce	$637	$642	$638	$628

(1)	Includes by-product credits of $14 and $27 during the three and six months ended June 30, 2016, respectively, and $12 and $26 during the three and six months ended June 30, 2015, respectively.

Costs applicable to sales per pound

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Costs applicable to sales (1)	$147	$169	$322	$356
Copper sold (million pounds)	122	139	289	278
Costs applicable to sales per pound	$1.21	$1.21	$1.12	$1.28

(1)	Includes by-product credits of $6 and $13 during the three and six months ended June 30, 2016, respectively, and $5 and $11 during the three and six months ended June 30, 2015, respectively.

All-In Sustaining Costs

Newmont has worked to develop a metric that expands on GAAP measures such as cost of goods sold and non-GAAP measures, such as Costs applicable to sales per ounce, to provide visibility into the economics of our mining operations related to expenditures, operating performance and the ability to generate cash flow from operations.

Current GAAP-measures used in the mining industry, such as cost of goods sold, do not capture all of the expenditures incurred to discover, develop and sustain gold production. Therefore, we believe that all-in sustaining costs is a non-GAAP measure that provides additional information to management, investors and analysts that aid in the understanding of the economics of our operations and performance compared to other producers and in the investor’s visibility by better defining the total costs associated with production.

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

The following disclosure provides information regarding the adjustments made in determining the all-in sustaining costs measure:

Costs Applicable to Sales - Includes all direct and indirect costs related to current gold production incurred to execute the current mine plan. Costs applicable to sales (“CAS”) includes by-product credits from certain metals obtained during the process of extracting and processing the primary ore-body. CAS is accounted for on an accrual basis and excludes Depreciation and amortization and Reclamation and remediation, which is consistent with our presentation of CAS on the Condensed Consolidated Statements of Income. In determining AISC, only the CAS associated with producing and selling an ounce of gold is included in the measure. Therefore, the amount of gold CAS included in AISC is derived from the CAS presented in the Company’s Condensed Consolidated Statements of Income less the amount of CAS attributable to the production of copper at our Phoenix, Boddington and Batu Hijau mines. The copper CAS at those mine sites is disclosed in Note 4 to the Condensed Consolidated Financial Statements. The allocation of CAS between gold and copper at the Phoenix, Boddington and Batu Hijau mines is based upon the relative sales value of copper and gold produced during the period.

Reclamation Costs - Includes accretion expense related to Asset Retirement Obligation (“ARO”) and the amortization of the related Asset Retirement Cost (“ARC”) for the Company’s operating properties. Accretion related to the ARO and the amortization of the ARC assets for reclamation does not reflect annual cash outflows but are calculated in accordance with GAAP. The accretion and amortization reflect the periodic costs of reclamation associated with current gold production and are therefore included in the measure. The allocation of these costs to gold and copper is determined using the same allocation used in the allocation of CAS between gold and copper at the Phoenix, Boddington and Batu Hijau mines.

Advanced Projects and Exploration - Includes incurred expenses related to projects that are designed to increase or enhance current gold production and gold exploration. We note that as current resources are depleted, exploration and advanced projects are necessary for us to replace the depleting reserves or enhance the recovery and processing of the current reserves. As this relates to sustaining our gold production, and is considered a continuing cost of a mining company, these costs are included in the AISC measure. These costs are derived from the Advanced projects, research and development and Exploration amounts presented in the Condensed Consolidated Statements of Income less the amount attributable to the production of copper at our Phoenix, Boddington and Batu Hijau mines. The allocation of these costs to gold and copper is determined using the same allocation used in the allocation of CAS between gold and copper at the Batu Hijau, Boddington and Phoenix mines.

General and Administrative - Includes cost related to administrative tasks not directly related to current gold production, but rather related to supporting our corporate structure and fulfilling our obligations to operate as a public company. Including these expenses in the AISC metric provides visibility of the impact that general and administrative activities have on current operations and profitability on a per ounce basis.

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

			Advanced			Treatment				All-In
	Costs		Projects	General	Other	and		All-In	Ounces	Sustaining
Three Months Ended	Applicable	Reclamation	and	and	Expense,	Refining	Sustaining	Sustaining	(000)/Pounds	Costs per
June 30, 2016	to Sales(1)(2)(3)	Costs(4)	Exploration	Administrative	Net(5)	Costs	Capital(6)	Costs	(millions) Sold	oz/lb
Gold
Carlin	$184	$1	$4	$2	$—	$—	$38	$229	203	$1,128
Phoenix	39	1	1	1	—	2	3	47	50	940
Twin Creeks	58	1	2	—	—	—	12	73	115	635
Long Canyon	—	—	7	—	—	—	—	7	—	—
CC&V (7)	58	1	1	1	—	—	2	63	115	548
Other North America	—	—	5	—	—	1	2	8	—	—
North America	339	4	20	4	—	3	57	427	483	884

Yanacocha	120	14	11	2	1	1	24	173	154	1,123
Merian	—	—	11	—	—	—	—	11	—	—
Other South America	—	—	10	—	—	—	—	10	—	—
South America	120	14	32	2	1	1	24	194	154	1,260

Boddington	141	2	—	—	—	5	10	158	198	798
Tanami	64	—	3	—	—	—	20	87	144	604
Kalgoorlie	67	1	2	—	—	2	5	77	96	802
Batu Hijau	65	4	—	1	—	8	4	82	148	554
Other Asia Pacific	—	—	2	5	2	—	1	10	—	—
Asia Pacific	337	7	7	6	2	15	40	414	586	706

Ahafo	60	1	7	—	—	—	16	84	91	923
Akyem	56	2	3	—	—	—	5	66	115	574
Other Africa	—	—	—	1	—	—	—	1	—	—
Africa	116	3	10	1	—	—	21	151	206	733

Corporate and Other	—	—	13	50	1	—	2	66	—	—
Total Gold	$912	$28	$82	$63	$4	$19	$144	$1,252	1,429	$876

Copper
Phoenix	$22	$—	$—	$—	$—	$1	$2	$25	11	$2.27
Boddington	33	—	—	—	—	3	2	38	18	2.11
Batu Hijau	92	6	—	1	—	18	7	124	93	1.33
Asia Pacific	125	6	—	1	—	21	9	162	111	1.46
Total Copper	$147	$6	$—	$1	$—	$22	$11	$187	122	$1.53

Consolidated	$1,059	$34	$82	$64	$4	$41	$155	$1,439

(1)	Excludes Depreciation and amortization and Reclamation and remediation.
(2)	Includes by-product credits of $20.
(3)	Includes stockpile and leach pad inventory adjustments of $23 at Carlin, $8 at Twin Creeks and $26 at Yanacocha.
(4)	Reclamation costs include operating accretion of $23 and amortization of asset retirement costs of $11.
(5)	Other expense, net is adjusted for restructuring costs of $9, acquisition costs of $2 and write-downs of $4.
(6)

Excludes development capital expenditures, capitalized interest and the increase in accrued capital of $139. The following are major development projects: Merian, Long Canyon, and the CC&V and the Tanami expansion.

(7)	The Company acquired the CC&V gold mining business on August 3, 2015.

			Advanced			Treatment				All-In
	Costs		Projects	General	Other	and		All-In	Ounces	Sustaining
Three Months Ended	Applicable	Reclamation	and	and	Expense,	Refining	Sustaining	Sustaining	(000)/Pounds	Costs per
June 30, 2015	to Sales(1)(2)(3)	Costs(4)	Exploration	Administrative	Net(5)	Costs	Capital(6)	Costs	(millions) Sold	oz/lb
Gold
Carlin	$187	$1	$4	$2	$—	$—	$38	$232	204	$1,137
Phoenix	32	2	—	—	—	1	5	40	43	930
Twin Creeks	65	—	3	1	—	—	12	81	125	648
Long Canyon	—	—	3	—	—	—	—	3	—	—
Other North America	—	—	4	—	1	—	1	6	—	—
North America	284	3	14	3	1	1	56	362	372	973

Yanacocha	130	24	8	6	1	—	19	188	204	922
Merian	—	—	3	—	—	—	—	3	—	—
Other South America	—	—	12	—	1	—	—	13	—	—
South America	130	24	23	6	2	—	19	204	204	1,000

Boddington	122	2	—	1	—	4	15	144	175	823
Tanami	59	1	2	—	—	—	23	85	117	726
Waihi (7)	18	—	1	—	—	—	1	20	33	606
Kalgoorlie	78	2	1	—	—	1	4	86	86	1,000
Batu Hijau	73	3	2	—	—	9	7	94	156	603
Other Asia Pacific	—	—	1	3	2	—	2	8	—	—
Asia Pacific	350	8	7	4	2	14	52	437	567	771

Ahafo	43	3	5	—	1	—	17	69	72	958
Akyem	51	1	4	1	—	—	8	65	122	533
Other Africa	—	—	1	3	—	—	—	4	—	—
Africa	94	4	10	4	1	—	25	138	194	711

Corporate and Other	—	—	24	49	1	—	—	74	—	—
Total Gold	$858	$39	$78	$66	$7	$15	$152	$1,215	1,337	$909

Copper
Phoenix	$17	$—	$1	$—	$—	$2	$2	$22	9	$2.44
Boddington	29	1	—	—	—	3	3	36	18	2.00
Batu Hijau	123	5	2	2	1	20	13	166	112	1.48
Asia Pacific	152	6	2	2	1	23	16	202	130	1.55
Total Copper	$169	$6	$3	$2	$1	$25	$18	$224	139	$1.61

Consolidated	$1,027	$45	$81	$68	$8	$40	$170	$1,439

(1)	Excludes Depreciation and amortization and Reclamation and remediation.
(2)	Includes by-product credits of $17.
(3)	Includes stockpile and leach pad inventory adjustments of $27 at Carlin, $3 at Twin Creeks and $18 at Yanacocha.
(4)	Reclamation costs include operating accretion of $21 and amortization of asset retirement costs of $24.
(5)	Other expense, net is adjusted for restructuring costs of $9, acquisition costs of $8 and write-downs of $2.
(6)	Excludes development capital expenditures, capitalized interest and the increase in accrued capital of $152. The following are major development projects: Turf Vent Shaft, Merian, and Conga.
(7)	On October 29, 2015, the Company sold the Waihi mine.

			Advanced			Treatment				All-In
	Costs		Projects	General	Other	and		All-In	Ounces	Sustaining
Six Months Ended	Applicable	Reclamation	and	and	Expense,	Refining	Sustaining	Sustaining	(000)/Pounds	Costs per
June 30, 2016	to Sales(1)(2)(3)	Costs(4)	Exploration	Administrative	Net(5)	Costs	Capital(6)	Costs	(millions) Sold	oz/lb
Gold
Carlin	$373	$2	$7	$3	$—	$—	$70	$455	411	$1,107
Phoenix	88	2	1	1	—	5	5	102	103	990
Twin Creeks	118	2	4	—	—	—	18	142	251	566
Long Canyon	—	—	13	—	—	—	—	13	—	—
CC&V (7)	91	2	4	1	—	—	2	100	170	588
Other North America	—	—	6	—	2	1	2	11	—	—
North America	670	8	35	5	2	6	97	823	935	880

Yanacocha	248	28	20	5	2	1	38	342	333	1,027
Merian	—	—	14	—	—	—	—	14	—	—
Other South America	—	—	16	2	—	—	—	18	—	—
South America	248	28	50	7	2	1	38	374	333	1,123

Boddington	252	3	—	—	—	10	19	284	361	787
Tanami	123	1	6	—	—	—	34	164	245	669
Kalgoorlie	132	2	3	—	—	3	8	148	184	804
Batu Hijau	165	8	1	4	—	19	8	205	384	534
Other Asia Pacific	—	—	3	8	3	—	1	15	—	—
Asia Pacific	672	14	13	12	3	32	70	816	1,174	695

Ahafo	117	3	12	—	—	—	26	158	178	888
Akyem	111	4	4	—	—	—	12	131	230	570
Other Africa	—	—	1	2	—	—	—	3	—	—
Africa	228	7	17	2	—	—	38	292	408	716

Corporate and Other	—	—	25	93	2	—	4	124	—	—
Total Gold	$1,818	$57	$140	$119	$9	$39	$247	$2,429	2,850	$852

Copper
Phoenix	$44	$1	$—	$—	$—	$2	$3	$50	21	$2.38
Boddington	56	—	—	—	—	6	4	66	33	2.00
Batu Hijau	222	11	—	2	—	46	12	293	235	1.25
Asia Pacific	278	11	—	2	—	52	16	359	268	1.34
Total Copper	$322	$12	$—	$2	$—	$54	$19	$409	289	$1.42

Consolidated	$2,140	$69	$140	$121	$9	$93	$266	$2,838

(1)	Excludes Depreciation and amortization and Reclamation and remediation.
(2)	Includes by-product credits of $40.
(3)	Includes stockpile and leach pad inventory adjustments of $43 at Carlin, $10 at Twin Creeks and $54 at Yanacocha.
(4)	Reclamation costs include operating accretion of $46 and amortization of asset retirement costs of $23.
(5)	Other expense, net is adjusted for restructuring costs of $22, acquisition costs of $2 and write-downs of $4.
(6)

Excludes development capital expenditures, capitalized interest and the increase in accrued capital of $325. The following are major development projects: Merian, Long Canyon, and the CC&V and the Tanami expansion.

(7)	The Company acquired the CC&V gold mining business on August 3, 2015.

			Advanced			Treatment				All-In
	Costs		Projects	General	Other	and		All-In	Ounces	Sustaining
Six Months Ended	Applicable	Reclamation	and	and	Expense,	Refining	Sustaining	Sustaining	(000)/Pounds	Costs per
June 30, 2015	to Sales(1)(2)(3)	Costs(4)	Exploration	Administrative	Net(5)	Costs	Capital(6)	Costs	(millions) Sold	oz/lb
Gold
Carlin	$365	$2	$7	$4	$—	$—	$75	$453	431	$1,051
Phoenix	73	3	1	1	—	2	9	89	95	937
Twin Creeks	124	1	5	1	—	—	30	161	247	652
Long Canyon	—	—	6	—	—	—	—	6	—	—
Other North America	—	—	6	—	3	—	2	11	—	—
North America	562	6	25	6	3	2	116	720	773	931

Yanacocha	245	49	13	10	1	—	34	352	450	782
Merian	—	—	5	—	—	—	—	5	—	—
Other South America	—	—	22	—	1	—	—	23	—	—
South America	245	49	40	10	2	—	34	380	450	844

Boddington	279	5	1	1	—	11	24	321	377	851
Tanami	117	2	3	—	—	—	37	159	215	740
Waihi (7)	37	1	2	—	—	—	1	41	74	554
Kalgoorlie	138	3	1	—	—	2	11	155	147	1,054
Batu Hijau	124	5	2	1	—	18	13	163	260	627
Other Asia Pacific	—	—	2	6	5	—	2	15	—	—
Asia Pacific	695	16	11	8	5	31	88	854	1,073	796

Ahafo	99	4	11	—	1	—	29	144	172	837
Akyem	97	2	4	—	1	—	19	123	236	521
Other Africa	—	—	2	5	—	—	—	7	—	—
Africa	196	6	17	5	2	—	48	274	408	672

Corporate and Other	—	—	45	94	7	—	3	149	—	—
Total Gold	$1,698	$77	$138	$123	$19	$33	$289	$2,377	2,704	$879

Copper
Phoenix	$42	$1	$1	$1	$—	$1	$5	$51	22	$2.32
Boddington	68	1	—	—	—	7	5	81	38	2.13
Batu Hijau	246	9	3	2	—	44	27	331	218	1.52
Asia Pacific	314	10	3	2	—	51	32	412	256	1.61
Total Copper	$356	$11	$4	$3	$—	$52	$37	$463	278	$1.67

Consolidated	$2,054	$88	$142	$126	$19	$85	$326	$2,840

(1)	Excludes Depreciation and amortization and Reclamation and remediation.
(2)	Includes by-product credits of $37.
(3)	Includes stockpile and leach pad inventory adjustments of $51 at Carlin, $5 at Twin Creeks, $22 at Yanacocha and $18 at Boddington.
(4)	Reclamation costs include operating accretion of $42 and amortization of asset retirement costs of $46.
(5)	Other expense, net is adjusted for restructuring costs of $14, acquisition costs of $8 and write-downs of $3.
(6)

Excludes development capital expenditures, capitalized interest and the increase in accrued capital of $280. The following are major development projects: Turf Vent Shaft, Conga, Long Canyon and Merian.

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

•	estimates of reserves and statements regarding future exploration results and reserve replacement and the sensitivity of reserves to metal price changes;

•	statements regarding the availability of, and terms and costs related to, future borrowing or financing and expectations regarding future debt repayments or debt tender transactions;

•	estimates regarding future exploration expenditures, results and reserves;

•	statements regarding fluctuations in financial and currency markets;

•	estimates regarding potential cost savings, productivity, operating performance and ownership and cost structures;

•

expectations regarding the completion and timing of divestitures and costs and charges associated therewith, including, without limitation, statements relating to the sale of the Company’s interest in PTNNT, which remains subject to the closing conditions, some of which remain outside the control of the Company;

•

expectations regarding statements regarding future transactions, including, without limitation, statements related to future acquisitions and projected benefits, synergies and costs associated with acquisitions and related matters;

•	expectations regarding the start-up time, design, mine life, production and costs applicable to sales and exploration potential of our projects;

•	statements regarding future hedge and derivative positions or modifications thereto;

•	statements regarding political, economic or governmental conditions and environments;

•	statements regarding the impacts of changes in the legal and regulatory environment in which we operate;

•	estimates of future costs, accruals for reclamation costs and other liabilities for certain environmental matters, including without limitation with respect to our Yanacocha operation;

•	estimates of income taxes and expectations relating to tax contingencies or tax audits; and

•	estimates of pension and other post-retirement costs.

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

More detailed information regarding these factors is included in the section titled Item 1, Business; Item 1A, Risk Factors in the Annual Report on Form 10-K for the year ended At December 31, 2015 filed February 17, 2016 and elsewhere throughout this report. Many of these factors are beyond our ability to control or predict. Given these uncertainties, readers are cautioned not to place undue reliance on our forward-looking statements.

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

Decreases in the market price of gold and copper can also significantly affect the value of our product inventory, stockpiles and ore on leach pads, and it may be necessary to record a write-down to the net realizable value (“NRV”). NRV represents the estimated future sales price based on short-term and long-term metals prices, less estimated costs to complete production and bring the product to sale. The primary factors that influence the need to record write-downs of our product inventory, stockpiles and ore on leach pads include short-term and long-term metals prices and costs for production inputs such as labor, fuel and energy, materials and supplies, as well as realized ore grades and recovery rates. The significant assumptions in determining the stockpile, leach pad and product inventory adjustments for each mine site reporting unit at June 30, 2016 included production cost and capitalized expenditure assumptions unique to each operation, a short-term and long-term gold price of $1,260 and $1,300 per ounce, respectively, a short-term and long-term copper price of $2.14 and $3.00 per pound, respectively, and an Australian to U.S. dollar long-term exchange rate of $0.80.

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

By using derivatives, we are affected by credit risk, market risk and market liquidity risk. Credit risk is the risk that a third party might fail to fulfill its performance obligations under the terms of a financial instrument. We mitigate credit risk by entering into derivatives with high credit quality counterparties, limiting the amount of exposure to each counterparty and monitoring the financial condition of the counterparties. Market risk is the risk that the fair value of a derivative might be adversely affected by a change in underlying commodity prices, interest rates or currency exchange rates and that this in turn affects our financial condition. We manage market risk by establishing and monitoring parameters that limit the types and degree of market risk that may be undertaken. We mitigate this potential risk to our financial condition by establishing trading agreements with counterparties under which we are not required to post any collateral or be subject to any margin calls on our derivatives. Our counterparties cannot require settlement solely because of an adverse change in the fair value of a derivative. Market liquidity risk is the risk that a derivative cannot be eliminated quickly, by either liquidating it or by establishing an offsetting position. Under the terms of our trading agreements, counterparties cannot require us to immediately settle outstanding derivatives, except upon the occurrence of customary events of default such as covenant breaches, including financial covenants, insolvency or bankruptcy. We further mitigate market liquidity risk by spreading out the maturity of our derivatives over time.

Cash Flow Hedges

Foreign Currency Exchange Risk

We had the following foreign currency derivative contracts in Asia Pacific outstanding at June 30, 2016:

	Expected Maturity Date
	2016	2017	2018	Total/Average
A$ Operating Fixed Forward Contracts:
A$ notional (millions)	72	105	6	183
Average rate ($/A$)	0.95	0.93	0.92	0.94
Expected hedge ratio	11%	8%	4%

The fair value of the A$ foreign currency operating derivative contracts was a net liability position of $36 at June 30, 2016 and $60 at December 31, 2015.

Diesel Price Risk

We had the following diesel derivative contracts in North America outstanding at June 30, 2016:

	Expected Maturity Date
	2016	2017	Total/Average
Diesel Fixed Forward Contracts:
Diesel gallons (millions)	12	15	27
Average rate ($/gallon)	2.14	1.75	1.92
Expected hedge ratio	61%	39%

The fair value of the Diesel derivative contracts was a net liability position of $12 at June 30, 2016 and $32 at December 31, 2015.

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

At June 30, 2016, Newmont had gold sales of 258,000 ounces priced at an average of $1,323 per ounce, subject to final pricing over the next several months. Each $25 change in the price for provisionally priced gold sales would have an approximate $3 effect on our Net income (loss) attributable to Newmont stockholders. The London P.M. closing settlement price at June 30, 2016 for gold was $1,321 per ounce.

At June 30, 2016, Newmont had copper sales of 125 million pounds priced at an average of $2.19 per pound, subject to final pricing over the next several months. Each $0.10 change in the price for provisionally priced copper sales would have an approximate $5 effect on our Net income (loss) attributable to Newmont stockholders. The LME closing settlement price at June 30, 2016 for copper was $2.19 per pound.

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

On August 3, 2015, the Company acquired CC&V (see Note 3 to the Condensed Consolidated Financial Statements). As permitted by the SEC Staff interpretive guidance for newly acquired businesses, the Company has previously excluded CC&V from its evaluation of internal control over financial reporting. As of June 30, 2016, the Company has completed the process of integrating internal controls over financial reporting for CC&V.

During the third quarter of 2015, the Company began outsourcing certain of its information technology and transactional business processes to a third-party provider. As of June 30, 2016, the Company has transitioned certain procure-to-pay and payroll processes in its Corporate office and its Asia Pacific, North America and South America regions as well as certain global information technology processes, including infrastructure and application support and the service desk, to the third-party provider. The Company plans to continue transitioning additional information technology and business processes to the third-party provider through the fourth quarter of 2016. The Company has taken the necessary steps to monitor and maintain appropriate internal controls over financial reporting.

There were no other changes in the Company’s internal control over financial reporting that occurred during the three months ended June 30, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

None.

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

NEWMONT MINING CORPORATION
(Registrant)

Date: July 20, 2016	/s/ LAURIE BRLAS
Laurie Brlas
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: July 20, 2016	/s/ JOHN W. KITLEN
John W. Kitlen
Vice President, Controller and Chief Accounting Officer
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number		Description

2.1	-

NTPBV Share Sale and Purchase Agreement by and among Nusa Tenggara Partnership BV, as vendor, Newmont Mining Corporation, as vendor guarantor, Sumitomo Corporation, as vendor guarantor, and PT Amman Mineral Internasional, as purchaser, dated June 30, 2016. Incorporated by reference to Registrant’s Form 8-K filed with the Securities and Exchange Commission on July 5, 2016.

2.2	-

Sale and Purchase Agreement – PTPI Loan by and among NVL (USA) Limited, as original lender, Newmont Mining Corporation, as original lender guarantor, and PT Amman Mineral Internasional, as new lender, dated June 30, 2016. Incorporated by reference to Registrant’s Form 8-K filed with the Securities and Exchange Commission on July 5, 2016.

10.1*	-	Senior Executive Compensation Program of Registrant, as amended and restated effective January 1, 2016, filed herewith.

10.2*	-	Section 16 Officer and Senior Executive Annual Incentive Compensation Program, amended and restated effective January 1, 2016, filed herewith.

12.1	-	Computation of Ratio of Earnings to Fixed Charges, filed herewith.

31.1	-

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

*These exhibits relate to executive compensation plans and arrangements.

(1)	This document is being furnished in accordance with SEC Release Nos. 33-8212 and 34-47551.