Form 10-Q
period 2016-09-30
NEWMONT MINING CORP /DE/
filed 2016-10-26
CIK 1164727

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2016

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

There were 530,750,074 shares of common stock outstanding on October 19, 2016.

PART I—FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS.

NEWMONT MINING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited, in millions except per share)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Sales	$1,791	$1,560	$4,922	$4,633

Costs and expenses
Costs applicable to sales (1)	983	925	2,736	2,609
Depreciation and amortization	335	292	892	792
Reclamation and remediation (Note 6)	25	22	67	65
Exploration	39	34	107	115
Advanced projects, research and development	34	31	105	87
General and administrative	63	59	178	180
Other expense, net (Note 7)	21	27	54	73
	1,500	1,390	4,139	3,921
Other income (expense)
Other income, net (Note 8)	(4)	142	93	136
Interest expense, net	(64)	(74)	(204)	(226)
	(68)	68	(111)	(90)
Income (loss) before income and mining tax and other items	223	238	672	622
Income and mining tax benefit (expense) (Note 9)	(90)	(61)	(555)	(302)
Equity income (loss) of affiliates	2	(18)	(8)	(34)
Income (loss) from continuing operations	135	159	109	286
Net income (loss) from discontinued operations, net of tax (Note 3)	(448)	126	(225)	376
Net income (loss)	(313)	285	(116)	662
Net loss (income) attributable to noncontrolling interests, net of tax
Continuing operations (Note 10)	34	—	62	(11)
Discontinued operations (Note 3)	(79)	(66)	(229)	(177)
	(45)	(66)	(167)	(188)
Net income (loss) attributable to Newmont stockholders	$(358)	$219	$(283)	$474

Net income (loss) attributable to Newmont stockholders:
Continuing operations	$169	$159	$171	$275
Discontinued operations	(527)	60	(454)	199
	$(358)	$219	$(283)	$474
Income (loss) per common share (Note 11)
Basic:
Continuing operations	$0.32	$0.30	$0.32	$0.54
Discontinued operations	(0.99)	0.12	(0.85)	0.39
	$(0.67)	$0.42	$(0.53)	$0.93
Diluted:
Continuing operations	$0.32	$0.30	$0.32	$0.54
Discontinued operations	(0.99)	0.12	(0.85)	0.39
	$(0.67)	$0.42	$(0.53)	$0.93

Cash dividends declared per common share	$0.025	$0.025	$0.075	$0.075

(1)	Excludes Depreciation and amortization and Reclamation and remediation.

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

NEWMONT MINING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(unaudited, in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net income (loss)	$(313)	$285	$(116)	$662
Other comprehensive income (loss):
Change in marketable securities, net of $nil, $(1), $nil and $(1) tax benefit (expense), respectively	19	63	(37)	56
Foreign currency translation adjustments	3	(3)	10	(8)
Change in pension and other post-retirement benefits, net of $(1), $(1), $(3) and $(23) tax benefit (expense), respectively	1	1	8	45
Change in fair value of cash flow hedge instruments, net of $(4), $3, $(19) and $nil tax benefit (expense), respectively	16	(10)	51	(4)
Other comprehensive income (loss)	39	51	32	89
Comprehensive income (loss)	$(274)	$336	$(84)	$751

Comprehensive income (loss) attributable to:
Newmont stockholders	$(319)	$270	$(251)	$563
Noncontrolling interests	45	66	167	188
	$(274)	$336	$(84)	$751

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

NEWMONT MINING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in millions)

	Nine Months Ended September 30,
	2016	2015
Operating activities:
Net income (loss)	$(116)	$662
Adjustments:
Depreciation and amortization	892	792
Stock-based compensation	54	58
Reclamation and remediation	60	61
Loss (income) from discontinued operations	225	(376)
Impairment of investments	—	102
Deferred income taxes	456	132
Gain on asset and investment sales, net	(109)	(109)
Gain on deconsolidation of TMAC	—	(76)
Other operating adjustments and impairments	297	240
Net change in operating assets and liabilities (Note 23)	(432)	(182)
Net cash provided by operating activities of continuing operations	1,327	1,304
Net cash provided by operating activities of discontinued operations (1)	826	569
Net cash provided by operating activities	2,153	1,873
Investing activities:
Additions to property, plant and mine development	(832)	(889)
Acquisitions, net (Note 4)	—	(819)
Proceeds from sales of investments	184	29
Proceeds from sales of other assets	8	126
Other	(21)	(47)
Net cash used in investing activities of continuing operations	(661)	(1,600)
Net cash used in investing activities of discontinued operations	(41)	(52)
Net cash used in investing activities	(702)	(1,652)
Financing activities:
Repayment of debt	(777)	(227)
Proceeds from stock issuance, net	—	675
Proceeds from sale of noncontrolling interests	—	37
Funding from noncontrolling interests	58	89
Acquisition of noncontrolling interests	(19)	(8)
Dividends paid to noncontrolling interests	(146)	(3)
Dividends paid to common stockholders	(41)	(38)
Other	(1)	—
Net cash (used in) provided by financing activities of continuing operations	(926)	525
Net cash used in financing activities of discontinued operations	(319)	(164)
Net cash (used in) provided by financing activities	(1,245)	361
Effect of exchange rate changes on cash	4	(21)
Net change in cash and cash equivalents	210	561
Less net change in cash and cash equivalents in assets held for sale	474	362
	(264)	199
Cash and cash equivalents at beginning of period	2,363	2,231
Cash and cash equivalents at end of period	$2,099	$2,430

(1)

Net cash provided by operating activities of discontinued operations includes $(8) and $(9) for the nine months ended September 31, 2016 and 2015, respectively, related to the Holt property royalty that was paid out of cash and cash equivalents held for use. For additional information regarding our discontinued operations, including cash flows from Batu Hijau, see Note 3.

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

NEWMONT MINING CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited, in millions)

	At September 30,	At December 31,
	2016	2015
ASSETS
Cash and cash equivalents	$2,099	$2,363
Trade receivables	141	81
Other accounts receivables	152	134
Investments (Note 16)	80	19
Inventories (Note 17)	609	561
Stockpiles and ore on leach pads (Note 18)	785	782
Other current assets	123	83
Current assets held for sale (Note 3)	3,124	960
Current assets	7,113	4,983
Property, plant and mine development, net	13,170	13,210
Investments (Note 16)	239	402
Stockpiles and ore on leach pads (Note 18)	1,877	1,896
Deferred income tax assets	1,295	1,712
Other non-current assets	387	445
Non-current assets held for sale (Note 3)	—	2,482
Total assets	$24,081	$25,130

LIABILITIES
Debt (Note 19)	$564	$9
Accounts payable	304	315
Employee-related benefits	241	278
Income and mining taxes payable	97	38
Other current liabilities (Note 20)	456	487
Current liabilities held for sale (Note 3)	874	289
Current liabilities	2,536	1,416
Debt (Note 19)	4,552	5,854
Reclamation and remediation liabilities (Note 6)	1,587	1,555
Deferred income tax liabilities	563	538
Employee-related benefits	378	409
Other non-current liabilities (Note 20)	356	310
Non-current liabilities held for sale (Note 3)	—	756
Total liabilities	9,972	10,838

EQUITY
Common stock	849	847
Additional paid-in capital	9,469	9,427
Accumulated other comprehensive income (loss) (Note 22)	(302)	(334)
Retained earnings	1,086	1,410
Newmont stockholders' equity	11,102	11,350
Noncontrolling interests	3,007	2,942
Total equity (Note 21)	14,109	14,292
Total liabilities and equity	$24,081	$25,130

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

On June 30, 2016, Newmont agreed to sell its 48.5% economic interest in PT Newmont Nusa Tenggara (“PTNNT”), which operates the Batu Hijau copper and gold mine (“Batu Hijau”) in Indonesia (the “Batu Hijau Transaction”). Newmont concluded that, as of September 30, 2016, Batu Hijau met the criteria to be treated as held for sale and has been presented as a discontinued operation. Accordingly,  (i) Batu Hijau is reflected as held for sale in our Condensed Consolidated Balance Sheets as of September 30, 2016 and December 31, 2015; (ii) our Condensed Consolidated Statements of Operations and Cash Flows have been reclassified to present Batu Hijau as a discontinued operation for all periods presented and (iii) the amounts presented in these notes relate only to our continuing operations, unless otherwise noted. For additional information regarding our discontinued operations, see Note 3.

The Company has reclassified certain prior period amounts to conform to the 2016 presentation including the following items:

The Company retrospectively adopted Accounting Standards Update (“ASU”) 2015-03, which requires debt issuance costs to be presented as a deduction from the corresponding debt liability. Refer to Note 2 for further details.

The Company reclassified regional administrative and community development costs of $16 and $8 from Other expense, net to General and administrative and Costs applicable to sales, respectively, for the three months ended September 30, 2015, and $42 and $18, respectively, for the nine months ended September 30, 2015.

NOTE 2     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Risks and Uncertainties

As a global mining company, the Company’s revenue, profitability and future rate of growth are substantially dependent on prevailing prices for gold, copper and, to a lesser extent, silver. Historically, the commodity markets have been very volatile and there can be no assurance that commodity prices will not be subject to wide fluctuations in the future. A substantial or extended decline in commodity prices could have a material adverse effect on the Company’s financial position, results of operations, cash flows, access to capital and the quantities of reserves that the Company can economically produce. The carrying value of the Company’s Property, plant and mine development,  net; Inventories; Stockpiles and ore on leach pads and Deferred income tax assets are sensitive to the outlook for commodity prices. A decline in the Company’s long-term price outlook from current levels could result in material impairment charges related to these assets.

On June 30, 2016, the Company, through its subsidiaries, entered into agreements to sell its 48.5% economic interest in PTNNT, which operates the Batu Hijau copper and gold mine in Indonesia. The closing of the sale is subject to various closing conditions, several of which were met during the third quarter of 2016. Certain closing conditions

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

remain outstanding and while the Company expects it is probable that those conditions will be successfully satisfied and the transaction will close in the fourth quarter of 2016, some of the remaining closing conditions are outside the control of the Company, and if not satisfied could result in the sale of PTNNT not being completed. See Note 3 below for a detailed description of the progress made resolving closing conditions during the third quarter of 2016.

In September 2014, PTNNT and the Government of Indonesia signed a Memorandum of Understanding (“MoU”) that resulted in the government agreeing to issue permits to allow PTNNT to export and sell copper concentrates from the Batu Hijau mine. The government has issued several six-month export permits since then, with the most recent permit expected to expire in November 2016. Additionally, negotiations between PTNNT and the Government of Indonesia to amend the Contract of Work (the investment agreement entered into by PTNNT and the Indonesian government in 1986, which includes the right to export copper concentrates and a prohibition against new taxes, duties, and levies) remained on-going at the time that the Company entered into the agreement to sell its interest in PTNNT. In the event that the sale of the Company’s interest in PTNNT does not close prior to November 2016 or does not close at all, no assurances can be made with respect to the outcome of the Contract of Work negotiations and the renewal of the export permit. The failure to receive a timely renewal may negatively impact future operations and financial results at Batu Hijau. As a result of the on-going Contract of Work renegotiations at Batu Hijau, the need for asset impairments, inventory write-downs, tax valuation allowances and other applicable accounting charges will continue to be evaluated. At this time, the Company expects operations to continue into the future until the previously announced sale closes.

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

Assets Held for Sale and Discontinued Operations

The Company reports a business as held for sale when management has approved or received approval to sell the business and is committed to a formal plan, the business is available for immediate sale, the business is being actively marketed, the sale is probable and recognition of a completed sale is expected to occur within one year, the sales price is reasonable in relation to its current fair value and actions required to complete the sale indicate that it is unlikely that significant changes to the plan will be made or the plan will be withdrawn, in accordance with Accounting Standard Codification (“ASC”) 360, Property, Plant and Equipment. A business classified as held for sale is recorded at the lower of its carrying amount or estimated fair value less cost to sell. If the carrying amount of the business exceeds its estimated fair value less cost to sell, a loss is recognized. Assets and liabilities related to a business classified as held for sale are segregated in the current and prior balance sheets in the period in which the business is classified as held for sale. If a business is classified as held for sale after the balance sheet date but before the financial statements are issued or are available to be issued, the business continues to be classified as held and used in those financial statements when issued or when available to be issued.

The Company reports the results of operations of a business as discontinued operations if a disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results when the business is classified as held for sale, in accordance with ASC 360, Property, Plant and Equipment and ASC 205-20, Presentation of Financial Statements - Discontinued Operations. The results of discontinued operations are reported in Net income (loss) from discontinued operations, net of tax in the accompanying Condensed Consolidated Statements of Operations for current and prior periods, including any gain or loss recognized on closing or adjustment of the carrying amount to fair value less cost to sell.

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

Debt issuance costs

In April 2015, ASU No. 2015-03 was issued related to debt issuance costs. This update simplifies the presentation of debt issuance costs by requiring debt issuance costs to be presented as a deduction from the corresponding debt liability. The update is effective in fiscal years, including interim periods, beginning after December 15, 2015. The Company retrospectively adopted this guidance as of March 31, 2016. The Company reclassified $41 of debt issuance costs from Other non-current assets to Debt as of December 31, 2015. The December 31, 2015, balance sheet was adjusted as a result of the adoption of ASU 2015-03 as follows:

	At December 31, 2015
	As Reported	As Adjusted
Other non-current assets	$486	$445
Debt (non-current)	$5,895	$5,854

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

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

Recently Issued Accounting Pronouncements

Statement of Cash Flows

In August 2016, ASU No. 2016-15 was issued related to the statement of cash flows. This new guidance addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. This update is effective in fiscal years, including interim periods, beginning after December 15, 2017 and early adoption is permitted. The Company is currently evaluating this guidance and the impact it will have on the Consolidated Financial Statements and disclosures.

Stock-based compensation

In March 2016, ASU No. 2016-09 was issued related to stock-based compensation. The new guidance simplifies the accounting for stock-based compensation transactions, including income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. This update is effective in fiscal years, including interim periods, beginning after December 15, 2016, and early adoption is permitted. The Company does not expect the updated guidance to have a material impact on the Consolidated Financial Statements and disclosures.

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

Investments

In January 2016, ASU No. 2016-01 was issued related to financial instruments. The new guidance requires entities to measure equity investments that do not result in consolidation and are not accounted for under the equity method at fair value and recognize any changes in fair value in net income. This new guidance also updates certain disclosure requirements for these investments. This update is effective in fiscal years, including interim periods, beginning after December 15, 2017, and early adoption is not permitted. The Company does not expect the updated guidance to have a material impact on the Consolidated Financial Statements and disclosures.

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

 NOTE 3     DISCONTINUED OPERATIONS

The details of our Net income (loss) from discontinued operations, net of tax are set forth below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Holt property royalty obligation	$(19)	$17	$(72)	$34
Batu Hijau operations	148	109	424	342
Loss on classification as held for sale	(577)	—	(577)	—
Net income (loss) from discontinued operations, net of tax	$(448)	$126	$(225)	$376

The Batu Hijau Transaction

On June 30, 2016, Nusa Tenggara Partnership B.V. (owned 56.25% by the Company and 43.75% by Nusa Tenggara Mining Corporation, majority owned by Sumitomo Corporation) entered into a binding share sale and purchase agreement with PT Amman Mineral Internasional (“PTAMI”) to sell its 56% ownership interest in PTNNT, which operates the Batu Hijau copper and gold mine in Indonesia. In addition, NVL (USA) Limited (“NVL”), a wholly owned subsidiary of the Company, (i) entered into a binding agreement to sell a loan made to PT Pukuafu Indah (“PTPI”), secured by PTPI’s 17.8% interest in PTNNT, to PTAMI, and (ii) consented to PT Indonesia Masabaga Investama (“PTIMI”) selling its 2.2% interest in PTNNT to PTAMI with sale proceeds applied toward repayment of an NVL loan to PTIMI. Through these transactions, Newmont will effectively sell its 48.5% economic interest in PTNNT to PTAMI and will have no remaining interest.

The sales proceeds to be received by the Company for its 48.5% economic interest in PTNNT includes $920 in cash attributable to Newmont to be received at closing, as well as contingent payments totaling up to $403 attributable to Newmont. The contingent payments include (i) a Metal Price Upside deferred payment of up to $133 attributable to Newmont, (ii) an Elang Development deferred payment of $118 attributable to Newmont and (iii) a Contingent Payment of up to $152 attributable to Newmont. The contingent payment amounts are determined based on certain metal price, shipment or project development criteria, as described below.

The Metal Price Upside contingent payment of up to $133 attributable to Newmont is payable for any quarter in which the London Metal Exchange (“LME”) quarterly average copper price exceeds $3.75 per pound. It is calculated as 30% of the product of (i) the difference between the LME quarterly average copper price and $3.75 and (ii) 96.5% of the total pounds of copper contained in shipments of mineral products mined or produced from Batu Hijau that arrived in a buyers’ or customers’ designated port for delivery during the previous quarter. The Elang Development deferred payment totaling $118 attributable to Newmont is payable no later than the first anniversary of the first shipment of any form of saleable copper, gold or silver product produced from the Elang development area. The Contingent Payment of up to $152 attributable to Newmont is payable (i) as a payment of $76 attributable to Newmont if in any year after 2022 in which there is production from Phase 7 of the Batu Hijau mine and the LME annual average copper price is $2.75 or more per pound and (ii) if the full Contingent Payment amount has not already been paid, a payment of $76 attributable to Newmont in any year in which the LME annual average copper price in respect to such year is $3.25 or more per pound and after both the second anniversary of the first shipment of concentrate (or any other form of saleable copper, gold or silver product) produced from the Elang development area and December 31, 2023. The Company has

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

considered the Contingent Payment and the Elang Development deferred payment deeds to be derivatives under ASC 815 and they will be recorded at fair value upon completion of the sale.

The sale of the Company’s economic interest in PTNNT is subject to customary representations, warranties and covenants by the parties, and is subject to various closing conditions. The following conditions precedent remain outstanding as of September 30, 2016:

•	Valid export licensing at closing. As required by the Indonesian government, PTNNT must hold a valid export license at closing. Newmont’s current export permit is set to expire during November 2016.

•

Closing of PTMDB’s sale of its stake in PTNNT. PT Multi Daerah Bersaing (“PTMDB”) is required to concurrently close the sale of their 24% interest in PTNNT to PTAMI, which is contingent on the restructuring of PTMDB loans. During the third quarter of 2016, the negotiations have progressed and as of September 30, 2016, it is the Company’s expectation that the sale of the shares of PTMDB will close.

•

The absence of any material adverse events. Material adverse events include (i) an event that causes significant interruption of mining or milling operations of PTNNT for three months or longer, (ii) laws or regulations that prevent PTNNT from exporting its production outside of Indonesia for three months or longer, (iii) the revocation or termination of PTNNT’s mineral rights and mining concessions with the Republic of Indonesia and (iv) any revocation, termination or suspension of PTNNT’s export license. As of September 30, 2016, no material adverse events have occurred.

•

The satisfaction or waiver of the conditions precedent in other transaction and finance-related agreements. The sale of the PTIMI’s 2.2% stake in PTNNT is expected to be completed without further complications.

The following conditions precedent, outstanding as of June 30, 2016, were substantially resolved during the third quarter of 2016:

•

Obtaining required Government approvals. During the third quarter, the Government of Indonesia Ministry of Energy and Mineral Resources and Investment Coordinating Board approved the sale of PTNNT shares to PTAMI as required under the Sale and Purchase Agreement.

•

Obtaining approval of PTNNT shareholders. PTNNT shareholders were required to approve the transfer of shares in PTNNT to PTAMI and to appoint directors nominated by PTAMI. Shareholder approval was obtained and directors were nominated by PTAMI on September 30, 2016, satisfying this condition.

•

Resolution of certain tax matters pertaining to PTNNT shareholder PTPI. Prior to the third quarter of 2016, the shareholders of PTPI refused to engage with the Company to negotiate a resolution to the tax issues associated with their interest in PTNNT. These matters have since been substantially resolved. While some minor items remain outstanding related to the PTPI tax issue, the Company believes that those issues are within the control of the Company and can be resolved prior to closing.

As described above, certain closing conditions remain outstanding and while the Company expects it is probable that those conditions will be successfully satisfied and the transaction will close in the fourth quarter of 2016, some of the remaining closing conditions are outside the control of the Company, and if not satisfied could result in the sale of PTNNT not being completed.

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

Based on the agreement to sell the economic interest in PTNNT, the Company evaluated the criteria under ASC 360 for classifying an asset as held for sale and concluded that as of September 30, 2016, PTNNT meets the criteria and has been presented as a discontinued operation. The Batu Hijau mine was previously included in the Asia Pacific operating segment. Newmont consolidates PTNNT as the primary beneficiary in the variable interest entity.

As a result of classifying PTNNT as held for sale as of September 30, 2016, and in accordance with ASC 360, the Company compared the estimated fair value of the PTNNT disposal group to its carrying value and determined that the carrying value exceeded the fair value. Consequently the Company recorded a charge to Loss on classification as held for sale of $577 for the quarter ended September 30, 2016. The estimated fair value used in the determination of the Loss on classification as held for sale was determined using the estimated gross cash proceeds of $920, less selling costs and certain contingent payments deemed to be derivatives. The selling costs and estimated value of the derivatives are not expected to be material.

Net income (loss) from discontinued operations, net of tax in the Condensed Consolidated Statements of Operations that relates to Batu Hijau consists of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Sales	$469	$473	$1,408	$1,280

Costs and expenses
Costs applicable to sales (1)	184	220	571	589
Depreciation and amortization	36	39	115	104
Reclamation and remediation	4	3	13	9
Advanced projects, research and development	1	1	2	6
General and administrative	2	1	8	5
Other expense (income), net	(1)	3	2	9
	226	267	711	722
Interest expense, net	(5)	(7)	(15)	(22)
Income (loss) before income and mining tax and other items	238	199	682	536
Income and mining tax benefit (expense)	(90)	(90)	(258)	(194)
Net income (loss) from discontinued operations	148	109	424	342
Loss on classification as held for sale, net of tax	(577)	—	(577)	—
	(429)	109	(153)	342
Net loss (income) attributable to noncontrolling interests, net of tax	(79)	(66)	(229)	(177)
Net income (loss) from discontinued operations attributable to Newmont stockholders	$(508)	$43	$(382)	$165

(1)	Excludes Depreciation and amortization and Reclamation and remediation.

The consolidated statements of comprehensive income (loss) were not impacted by discontinued operations as PTNNT did not have any other comprehensive income (loss).

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

Cash flows from Batu Hijau consist of the following:

	Nine Months Ended
	September 30,
	2016	2015
Net cash provided by operating activities	$834	$578
Net cash used in investing activities	(41)	(52)
Net cash used in financing activities	(319)	(164)
Increase in cash and equivalents in assets held for sale	$474	$362

The carrying amounts of Batu Hijau’s (i) major classes of assets and liabilities, which are presented as held for sale, and (ii) non-controlling interests in the Condensed Consolidated Balance Sheets, are as follows:

	At September 30,	At December 31,
	2016	2015
Assets
Cash and cash equivalents	$893	$419
Trade receivables	95	179
Inventories	170	149
Property, plant and mine development, net	994	—
Stockpiles and ore on leach pads	1,114	114
Other current assets (1)	435	99
	3,701	960
Loss recognized on classification as held for sale	(577)	—
Current assets held for sale	$3,124	$960

Property, plant and mine development, net	$—	$1,093
Stockpiles and ore on leach pads	—	1,104
Other non-current assets	—	285
Non-current assets held for sale	$—	$2,482

Liabilities
Debt	$1	$140
Accounts payable	43	81
Employee-related benefits	49	15
Income and mining taxes payable	97	—
Reclamation and remediation liabilities	261	—
Deferred income tax liabilities	385	—
Other current liabilities	38	53
Current liabilities held for sale	$874	$289

Debt	$—	$187
Reclamation and remediation liabilities	—	245
Deferred income tax liabilities	—	296
Employee-related benefits	—	28
Non-current liabilities held for sale	$—	$756

Noncontrolling interests	$1,345	$1,135

(1)

Other current assets include income tax receivables, other accounts receivable, prepaid assets, restricted assets and other current assets. In addition, there was $29 and $15 in Other current assets for settling reclamation obligations at September 30, 2016 and December 31, 2015, respectively.

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

During the second quarter and third quarter, the Company paid $140 and $190, respectively, extinguishing the PTNNT revolving credit facility.

The Holt Royalty Obligation

Discontinued operations include a retained royalty obligation (“Holt”) to Holloway Mining Company. Holloway Mining Company, which owned the Holt-McDermott property, was sold to St. Andrew Goldfields Ltd. (“St. Andrew”) in 2006. In January 2016, St. Andrew was acquired by Kirkland Lake Gold Inc. In 2009, the Superior Court issued a decision finding Newmont Canada Corporation (“Newmont Canada”) liable for a sliding scale royalty on production from the Holt property, which Newmont Canada appealed. In May 2011, the Ontario Court of Appeal upheld the Superior Court ruling finding Newmont liable for the sliding scale royalty, which equals 0.013% of net smelter returns multiplied by the quarterly average gold price, minus a 0.013% of net smelter returns. There is no cap on the sliding scale royalty and it will increase or decrease with changes in gold price, discount rate and gold production scenarios. At September 30, 2016 and December 31, 2015, the estimated fair value of the Holt sliding scale royalty was $225 and $129, respectively. Changes to the estimated fair value resulting from periodic revaluations are recorded to Net income (loss) from discontinued operations, net of tax. During the three and nine months ended September 30, 2016, the Company recorded a loss of $19 (net of a tax benefit of $9) and a loss of $72 (net of a tax benefit of $32), respectively. During the three and nine months ended September 30, 2015, the Company recorded a gain of $17 (net of tax expense of $7) and a gain of $34 (net of tax expense of $15), respectively. During the nine months ended September 30, 2016 and 2015, the Company paid $8 and $9, respectively, related to the royalty.

NOTE 4    BUSINESS ACQUISITION

On June 8, 2015, the Company announced an agreement with AngloGold Ashanti Limited to acquire 100% ownership in the Cripple Creek & Victor (“CC&V”) gold mining business in Colorado. CC&V is a surface mine with heap leach operations that provides ore to a crusher and leaching facilities. During 2015, the Company received $675 in net proceeds from a common stock issuance. Newmont used the proceeds, supplemented with cash from the Company’s balance sheet, to fund the acquisition. On August 3, 2015, the Company completed the acquisition of CC&V for $821, plus a 2.5% net smelter return royalty on future gold production from underground ore which had no fair value at the acquisition date. In connection with the acquisition, the Company incurred acquisition costs of $0 and $3, for the three and nine months ended September 30, 2016, which were recorded in Other expense, net. The acquisition is not material to the Company's results of operations, individually or in the aggregate; as a result, no pro forma financial information is provided.

During the second quarter of 2016, the final valuation of acquired assets and liabilities assumed was completed. There were no adjustments to the purchase price allocation since December 31, 2015. For further discussion of the CC&V acquisition, refer to Note 3 to the Consolidated Financial Statements for the year ended December 31, 2015 filed February 17, 2016 on Form 10-K.

NOTE 5     SEGMENT INFORMATION

The Company has organized its operations into four geographic regions. The geographic regions include North America, South America, Asia Pacific and Africa and represent the Company’s operating segments. The results of these operating segments are reviewed by the Company’s chief operating decision maker to make decisions about resources to be allocated to the segments and assess their performance. As a result, these operating segments represent the Company’s reportable segments. Notwithstanding this structure, the Company internally reports information on a mine-by-mine basis for each mining operation and has chosen to disclose this information on the following tables. Income (loss) before income and mining tax and other items from reportable segments does not reflect general corporate

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

expenses, interest (except project-specific interest) or income and mining taxes. Intercompany revenue and expense amounts have been eliminated within each segment in order to report on the basis that management uses internally for evaluating segment performance. Newmont’s business activities that are not considered operating segments are included in Corporate and Other. Although they are not required to be included in this footnote, they are provided for reconciliation purposes.

Segment results for the prior periods have been retrospectively revised to reflect the following changes:

•

In the first quarter of 2016, Merian was moved from Corporate and Other to the South America reportable segment as a result of the mine being included in the operating results and resource allocation of the South America segment.

•	In the second quarter of 2016, Long Canyon was moved from Other North America to its own line item to reflect progression of the project and how it is being reported internally.

•

In the third quarter of 2016, the Company concluded that Batu Hijau meets the criteria to be treated as held for sale. Batu Hijau has been removed from the Asia Pacific region and is presented as a discontinued operation in our Condensed Consolidated Financial Statements. For additional information regarding our discontinued operations, see Note 3.

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

Unless otherwise noted, we present only the reportable segments of our continuing operations in the tables below. The financial information relating to the Company’s segments is as follows:

				Advanced	Income (Loss)
		Costs	Depreciation	Projects, Research	before Income
		Applicable	and	and Development	and Mining Tax	Capital
	Sales	to Sales	Amortization	and Exploration	and Other Items	Expenditures(1)
Three Months Ended September 30, 2016
Carlin	$362	$212	$51	$7	$91	$37
Phoenix:
Gold	61	30	10
Copper	20	32	8
Total Phoenix	81	62	18	—	(2)	8
Twin Creeks	129	52	10	2	64	9
Long Canyon	—	—	—	4	(4)	28
CC&V	152	65	32	3	50	13
Other North America	—	—	1	3	2	1
North America	724	391	112	19	201	96

Yanacocha	195	148	92	6	(66)	26
Merian	—	—	—	7	(8)	60
Other South America	—	—	3	8	(13)	—
South America	195	148	95	21	(87)	86

Boddington:
Gold	287	139	30
Copper	43	33	6
Total Boddington	330	172	36	—	106	17
Tanami	151	57	20	4	70	36
Kalgoorlie	120	57	5	1	56	5
Other Asia Pacific	—	—	1	2	(13)	—
Asia Pacific	601	286	62	7	219	58

Ahafo	115	95	30	8	(20)	22
Akyem	156	63	32	4	56	5
Other Africa	—	—	1	1	(3)	—
Africa	271	158	63	13	33	27

Corporate and Other	—	—	3	13	(143)	2
Consolidated	$1,791	$983	$335	$73	$223	$269

(1)	There was no change to accrued capital expenditures; consolidated capital expenditures on a cash basis were $269.

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

				Advanced	Income (Loss)
		Costs	Depreciation	Projects, Research	before Income
		Applicable	and	and Development	and Mining Tax	Capital
	Sales	to Sales	Amortization	and Exploration	and Other Items	Expenditures(1)
Three Months Ended September 30, 2015
Carlin	$261	$208	$54	$5	$(9)	$74
Phoenix:
Gold	63	48	13
Copper	30	27	6
Total Phoenix	93	75	19	1	(4)	5
Twin Creeks	134	67	13	2	52	8
Long Canyon	—	—	—	7	(7)	32
CC&V	38	10	6	1	20	27
Other North America	—	—	1	—	9	1
North America	526	360	93	16	61	147

Yanacocha	288	160	88	9	13	28
Merian	—	—	—	3	(2)	90
Other South America	—	—	3	10	(13)	—
South America	288	160	91	22	(2)	118

Boddington:
Gold	224	131	27
Copper	36	33	6
Total Boddington	260	164	33	—	68	13
Tanami	141	55	22	2	66	22
Waihi (2)	32	12	4	1	14	1
Kalgoorlie	95	68	5	1	24	3
Other Asia Pacific	—	—	4	1	(10)	1
Asia Pacific	528	299	68	5	162	40

Ahafo	89	52	11	5	22	21
Akyem	129	54	24	2	51	12
Other Africa	—	—	—	—	(7)	—
Africa	218	106	35	7	66	33

Corporate and Other	—	—	5	15	(49)	3
Consolidated	$1,560	$925	$292	$65	$238	$341

(1)	Includes an increase in accrued capital expenditures of $25; consolidated capital expenditures on a cash basis were $316.
(2)	On October 29, 2015, the Company sold the Waihi mine.

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

				Advanced	Income (Loss)
		Costs	Depreciation	Projects, Research	before Income
		Applicable	and	and Development	and Mining Tax	Capital
	Sales	to Sales	Amortization	and Exploration	and Other Items	Expenditures(1)
Nine Months Ended September 30, 2016
Carlin	$864	$585	$143	$14	$115	$116
Phoenix:
Gold	187	118	37
Copper	63	76	20
Total Phoenix	250	194	57	1	(10)	15
Twin Creeks	432	170	36	6	217	29
Long Canyon	—	—	—	17	(17)	101
CC&V	361	156	78	7	115	49
Other North America	—	—	1	9	(7)	3
North America	1,907	1,105	315	54	413	313

Yanacocha	600	396	220	26	(96)	64
Merian	—	—	1	21	(22)	202
Other South America	—	—	10	24	(38)	—
South America	600	396	231	71	(156)	266

Boddington:
Gold	741	391	82
Copper	108	89	17
Total Boddington	849	480	99	—	245	40
Tanami	450	180	62	10	197	93
Kalgoorlie	348	189	14	4	138	13
Other Asia Pacific	—	—	7	5	(28)	—
Asia Pacific	1,647	849	182	19	552	146

Ahafo	331	212	62	20	30	61
Akyem	437	174	93	8	158	15
Other Africa	—	—	1	2	(7)	—
Africa	768	386	156	30	181	76

Corporate and Other	—	—	8	38	(318)	6
Consolidated	$4,922	$2,736	$892	$212	$672	$807

(1)	Includes a decrease in accrued capital expenditures of $25; consolidated capital expenditures on a cash basis were $832.

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

				Advanced	Income (Loss)
		Costs	Depreciation	Projects, Research	before Income
		Applicable	and	and Development	and Mining Tax	Capital
	Sales	to Sales	Amortization	and Exploration	and Other Items	Expenditures(1)
Nine Months Ended September 30, 2015
Carlin	$780	$573	$145	$12	$41	$189
Phoenix:
Gold	174	121	31
Copper	88	69	15
Total Phoenix	262	190	46	3	13	20
Twin Creeks	433	190	38	7	194	39
Long Canyon	—	—	—	13	(13)	56
CC&V	38	10	6	1	20	27
Other North America	—	—	1	6	8	3
North America	1,513	963	236	42	263	334

Yanacocha	831	405	225	22	127	62
Merian	—	—	—	8	(8)	254
Other South America	—	—	8	32	(42)	—
South America	831	405	233	62	77	316

Boddington:
Gold	665	411	81
Copper	124	101	18
Total Boddington	789	512	99	1	177	42
Tanami	399	172	63	5	164	68
Waihi (2)	121	49	12	3	53	11
Kalgoorlie	269	206	16	2	48	14
Other Asia Pacific	—	—	12	3	(31)	3
Asia Pacific	1,578	939	202	14	411	138

Ahafo	297	151	39	16	88	66
Akyem	414	151	70	6	185	31
Other Africa	—	—	—	2	(10)	—
Africa	711	302	109	24	263	97

Corporate and Other	—	—	12	60	(392)	33
Consolidated	$4,633	$2,609	$792	$202	$622	$918

(1)	Includes an increase in accrued capital expenditures of $29; consolidated capital expenditures on a cash basis were $889.
(2)	On October 29, 2015, the Company sold the Waihi mine.

NOTE 6     RECLAMATION AND REMEDIATION

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

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

The Company’s Reclamation and remediation expense consisted of:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Reclamation Accretion	$19	$19	$57	$55

Remediation	5	2	7	7
Remediation Accretion	1	1	3	3
	6	3	10	10
	$25	$22	$67	$65

The following are reconciliations of Reclamation and remediation liabilities:

	2016	2015
Reclamation balance at January 1,	$1,300	$1,303
Additions, changes in estimates and other	6	(10)
Acquisitions and divestitures	—	80
Payments and other	(14)	(15)
Accretion expense	57	55
Reclamation balance at September 30,	$1,349	$1,413

	2016	2015
Remediation balance at January 1,	$318	$193
Payments and other	(21)	(33)
Accretion expense	3	3
Remediation balance at September 30,	$300	$163

The current portion of reclamation liabilities included in Other current liabilities was $28 and $29 at September 30, 2016 and December 31, 2015, respectively. The current portion of remediation liabilities included in Other current liabilities was $34 at September 30, 2016 and December 31, 2015. At September 30, 2016 and December 31, 2015,  $1,349 and $1,300, respectively, were accrued for reclamation obligations relating to operating properties. In addition, the Company is involved in several matters concerning environmental obligations associated with former, primarily historic, mining activities. Generally, these matters concern developing and implementing remediation plans at the various sites involved. At September 30, 2016 and December 31, 2015,  $300 and $318, respectively, were accrued for such environmental remediation obligations.

Non-current restricted assets held for purposes of settling reclamation and remediation obligations were $66 and $65 at September 30, 2016 and December 31, 2015, respectively. Of the amount at September 30, 2016,  $43 is related to the Midnite Mine in Washington State, $14 is related to the Ahafo and Akyem mines in Ghana, Africa and $9 is related to the Con mine in Yellowknife, NWT, Canada. Of the amount at December 31, 2015,  $43 is related to the Midnite Mine in Washington State, $13 is related to the Ahafo and Akyem mines in Ghana, Africa and $9 is related to the Con mine in Yellowknife, NWT, Canada.

Included in Investments at September 30, 2016 and December 31, 2015, was $21 and $20, respectively, of non-current equity securities, which are legally pledged for purposes of settling reclamation and remediation obligations related to the San Jose Reservoir in Yanacocha and for various locations in Nevada.

Refer to Note 25 for further discussion of reclamation and remediation matters.

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

NOTE 7     OTHER EXPENSE, NET

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Restructuring and other	$7	$12	$26	$26
Acquisition costs	9	7	11	15
Write-downs	—	3	4	6
Western Australia power plant	1	2	3	5
Other	4	3	10	21
	$21	$27	$54	$73

NOTE 8     OTHER INCOME, NET

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Gain (loss) on asset and investment sales, net	$5	$66	$109	$109
Foreign currency exchange, net	(9)	25	(29)	36
Gain on deconsolidation of TMAC	—	76	—	76
Impairment of investments	—	(29)	—	(102)
Other	—	4	13	17
	$(4)	$142	$93	$136

During the first quarter of 2016, the Company recorded a gain of $103 on the sale of its investment in Regis Resources Ltd.

During the third quarter of 2015, Newmont determined that TMAC should no longer be considered a variable interest entity. As a result, Newmont deconsolidated the assets, liabilities and non-controlling interest related to TMAC for a gain of $76. For further details regarding our investment in TMAC, see Note 16.

During the third quarter of 2015, the Company recorded a gain of $53 related to the sale of its 60.64% ownership interest in EGR.

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

NOTE 9     INCOME AND MINING TAXES

The Company’s Income and mining tax expense (benefit) differed from the amounts computed by applying the U.S. statutory corporate income tax rate for the following reasons:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2016		2015		2016		2015
Income (loss) before income and mining tax and other items		$223		$238		$672		$622

Tax at statutory rate	35%	$78	35%	$83	35%	$235	35%	$218
Reconciling items:
Percentage depletion (1)	(5)	(11)	(3)	(8)	(7)	(47)	(10)	(61)
Change in valuation allowance on deferred tax assets	(2)	(5)	(17)	(40)	49	330	11	68
Mining and other taxes	6	13	9	21	6	41	10	59
Tax impact on sale of assets	—	—	3	8	(5)	(35)	1	8
U.S. tax effect of minority interest attributable to non-U.S. investees	4	10	(1)	(3)	3	20	1	9
Other (1)	2	5	—	—	2	11	—	1
Income and mining tax expense	40%	$90	26%	$61	83%	$555	48%	$302

(1)	Includes the reduction to percentage depletion and the domestic production deduction from the filing of the 2015 tax return during the second quarter of 2016.

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

The Company operates in numerous countries and accordingly it is subject to, and pays taxes under, the various tax regimes in the countries in which it operates. Some of these tax regimes are defined by contractual agreements with the local government, and others are defined by the general corporate income tax laws of the country. The Company has historically filed, and continues to file, all required income tax returns and pay the income taxes determined to be due. The tax rules and regulations in many countries are complex and subject to interpretation. From time to time, the Company is subject to an audit of its historic income tax filings and in connection with such audits, disputes can arise with the taxing authorities over the interpretation or application of certain rules to the Company’s business conducted within the country involved.

At September 30, 2016, the Company’s gross unrecognized tax benefit, including interest and penalties, was $131 for uncertain income tax positions taken or expected to be taken on income tax returns. Of this, $79 represents the amount of unrecognized tax benefits that, if recognized, would affect the Company’s effective income tax rate.

During the second quarter of 2016, one of the Company’s Canadian subsidiaries received a tax and interest assessment from the Canadian Revenue Authority for $54 relating to a pre-acquisition transaction of Fronteer Gold Inc. and subsidiaries. The taxing authority is disputing the tax attribute that was created as part of the pre-acquisition

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

transaction claimed on Fronteer’s tax return. Due to procedural requirements, the Company paid half of the assessment in the third quarter. The Company intends to vigorously defend its position through all processes available.

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

NOTE 10     NET INCOME (LOSS) ATTRIBUTABLE TO NONCONTROLLING INTERESTS FROM CONTINUING OPERATIONS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Minera Yanacocha S.R.L.	$(32)	$—	$(56)	$23
Merian	(2)	—	(6)	—
TMAC Resources Inc.	—	—	—	(13)
Other	—	—	—	1
	$(34)	$—	$(62)	$11

Newmont has a 51.35% ownership interest in Minera Yanacocha S.R.L., with the remaining interests held by Compañia de Minas Buenaventura, S.A.A. (43.65%) and the International Finance Corporation (5%). Newmont consolidates Minera Yanacocha S.R.L. in its Condensed Consolidated Financial Statements due to a majority voting interest.

Newmont has a 29.20% ownership interest in TMAC Resources Inc. (“TMAC”), with the remaining interests held by TMAC management and various outside investors. Newmont’s retained investment in TMAC is accounted for as an equity method investment. Refer to Note 16 for additional information.

Newmont has a 75.0% economic interest in the development of the Merian project, with the remaining interests held by Staatsolie (a company wholly owned by the Republic of Suriname). Newmont consolidates the Merian project in its Condensed Consolidated Financial Statements as the primary beneficiary in the variable interest entity. Newmont consolidates the Merian project through Newmont Suriname, LLC (formerly known as Surgold), a company wholly owned by Newmont. The project began construction in August 2014 and reached commercial production on October 1, 2016.

According to the terms of the partnership agreement, Staatsolie will receive metal in kind for its 25% interest. Subsequent to September 30, 2016, Staatsolie and Newmont signed a letter of intent to amend the distribution model outlined in the partnership agreement which would allow Merian to sell 100% of the gold produced and make cash distributions in lieu of in kind distributions to Staatsolie.

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

The following summarizes the assets and liabilities, inclusive of deferred tax liabilities, of Merian (including noncontrolling interests).

	At September 30,	At December 31,
	2016	2015
Current assets:
Cash and cash equivalents	$18	$16
Other current assets (1)	57	23
	75	39
Non-current assets:
Property, plant and mine development, net	753	564
Total assets	$828	$603

Current liabilities:
Other current liabilities (2)	$40	$35
	40	35
Non-current liabilities:
Reclamation and remediation liabilities	12	8
Total liabilities	$52	$43

(1)	Other current assets include other accounts receivables, inventories, stockpiles and ore on leach pads, prepaid assets and other current assets.
(2)	Other current liabilities include employee-related benefits and other current liabilities.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Net income (loss) attributable to Newmont stockholders:
Continuing operations	$169	$159	$171	$275
Discontinued operations	(527)	60	(454)	199
	$(358)	$219	$(283)	$474

Weighted average common shares (millions):
Basic	531	529	530	511
Effect of employee stock-based awards	2	1	2	1
Diluted	533	530	532	512

Income (loss) per common share:
Basic:
Continuing operations	$0.32	$0.30	$0.32	$0.54
Discontinued operations	(0.99)	0.12	(0.85)	0.39
	$(0.67)	$0.42	$(0.53)	$0.93
Diluted:
Continuing operations	$0.32	$0.30	$0.32	$0.54
Discontinued operations	(0.99)	0.12	(0.85)	0.39
	$(0.67)	$0.42	$(0.53)	$0.93

Employee stock options to purchase 1 million and 2 million shares of common stock at weighted average exercise prices of $51 and $48 were outstanding at September 30, 2016 and 2015, respectively, but were not included in the computation of diluted weighted average common shares because their exercise prices exceeded the average price of the Company’s common stock for the respective periods presented.

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

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

NOTE 12    EMPLOYEE PENSION AND OTHER BENEFIT PLANS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Pension benefit costs, net:
Service cost	$6	$7	$21	$22
Interest cost	11	9	34	30
Expected return on plan assets	(14)	(15)	(43)	(44)
Amortization, net	6	6	18	20
Settlements	4	3	4	3
	$13	$10	$34	$31

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Other benefit costs, net:
Service cost	$—	$—	$1	$2
Interest cost	1	1	3	4
Amortization, net	(1)	(1)	(4)	(1)
	$—	$—	$—	$5

NOTE 13    STOCK-BASED COMPENSATION

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Stock-based compensation:
Performance leveraged stock units	$9	$9	$28	$30
Restricted stock units	7	7	22	23
Strategic stock units	1	2	4	5
	$17	$18	$54	$58

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

	Fair Value at September 30, 2016
	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$2,099	$2,099	$—	$—
Restricted assets (1)	67	67	—	—
Marketable equity securities:
Extractive industries	84	84	—	—
Other	17	17	—	—
Marketable debt securities:
Asset backed commercial paper	20	—	—	20
Auction rate securities	7	—	—	7
Trade receivable from provisional copper and gold concentrate sales, net	131	131	—	—
	$2,425	$2,398	$—	$27
Liabilities:
Debt (2)	$5,555	$—	$5,555	$—
Derivative instruments, net:
Foreign exchange forward contracts	25	—	25	—
Diesel forward contracts	8	—	8	—
Boddington contingent consideration	21	—	—	21
Holt property royalty	225	—	—	225
	$5,834	$—	$5,588	$246

	Fair Value at December 31, 2015
	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$2,363	$2,363	$—	$—
Restricted assets (1)	68	68	—	—
Marketable equity securities:
Extractive industries	186	186	—	—
Other	16	16	—	—
Marketable debt securities:
Asset backed commercial paper	18	—	—	18
Auction rate securities	7	—	—	7
Trade receivable from provisional copper and gold concentrate sales, net	72	72	—	—
	$2,730	$2,705	$—	$25
Liabilities:
Debt (2)	$5,143	$—	$5,143	$—
Derivative instruments, net:
Foreign exchange forward contracts	60	—	60	—
Diesel forward contracts	32	—	32	—
Boddington contingent consideration	10	—	—	10
Holt property royalty	129	—	—	129
	$5,374	$—	$5,235	$139

(1)	Restricted assets include cash and marketable securities whose carrying amounts approximate their fair value.
(2)

Debt, exclusive of capital leases, is carried at amortized cost. The outstanding carrying value was $5,099 and $5,842 at September 30, 2016 and December 31, 2015, respectively. The fair value measurement of debt was based on prices obtained from readily available pricing sources.

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

The estimated value of the Boddington contingent royalty was determined using a (i) discounted cash flow model, (ii) Monte Carlo valuation model to simulate future gold and copper prices using the Company’s long-term gold and copper prices and (iii) Monte Carlo valuation model to simulate costs applicable to sales using the Company’s Australian to U.S. dollar exchange rate. This contingent royalty is capped at $100, of which $72 has been paid to date. The contingent royalty is classified within Level 3 of the fair value hierarchy.

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

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

The following tables set forth a summary of the quantitative and qualitative information related to the unobservable inputs used in the calculation of the Company’s Level 3 financial assets and liabilities at September 30, 2016 and December 31, 2015:

	At September 30,			Range/Weighted
Description	2016	Valuation technique	Unobservable input	average
Auction rate securities	$7	Risk-adjusted indicative price	Recoverability rate	90%
Asset backed commercial paper	$20	Risk-adjusted indicative price	Recoverability rate	90%
Boddington contingent consideration	$21	Monte Carlo	Discount rate	2.83%
			Short-term gold price	$1,335
			Long-term gold price	$1,300
			Short-term copper price	$2.17
			Long-term copper price	$3.00
			Long-term Australian to U.S. dollar exchange rate	$0.80
Holt property royalty	$225	Monte Carlo	Discount rate	2.98%
			Short-term gold price	$1,335
			Long-term gold price	$1,300
			Gold production scenarios (in 000's of ounces)	348 - 1,586

	At December 31,			Range/Weighted
Description	2015	Valuation technique	Unobservable input	average
Auction rate securities	$7	Risk-adjusted indicative price	Recoverability rate	85%
Asset backed commercial paper	$18	Risk-adjusted indicative price	Recoverability rate	90%
Boddington contingent consideration	$10	Monte Carlo	Discount rate	5.32%
			Short-term gold price	$1,106
			Long-term gold price	$1,300
			Short-term copper price	$2.22
			Long-term copper price	$3.00
			Long-term Australian to U.S. dollar exchange rate	$0.80
Holt property royalty	$129	Monte Carlo	Discount rate	5.06%
			Short-term gold price	$1,106
			Long-term gold price	$1,300
			Gold production scenarios (in 000's of ounces)	398 - 1,636

The following tables set forth a summary of changes in the fair value of the Company’s Level 3 financial assets and liabilities:

		Asset
	Auction	Backed		Boddington	Holt
	Rate	Commercial	Total	Contingent	Property	Total
	Securities (1)	Paper (1)	Assets	Consideration (2)	Royalty (3)	Liabilities
Fair value at December 31, 2015	$7	$18	$25	$10	$129	$139
Settlements	—	—	—	—	(8)	(8)
Revaluation	—	2	2	11	104	115
Fair value at September 30, 2016	$7	$20	$27	$21	$225	$246

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

		Asset
	Auction	Backed		Boddington	Holt
	Rate	Commercial	Total	Contingent	Property	Total
	Securities (1)	Paper (1)	Assets	Consideration (2)	Royalty (3)	Liabilities
Fair value at December 31, 2014	$6	$24	$30	$10	$179	$189
Settlements	—	—	—	—	(9)	(9)
Revaluation	1	(5)	(4)	—	(49)	(49)
Fair value at September 30, 2015	$7	$19	$26	$10	$121	$131

(1)	The gain (loss) recognized is included in Accumulated other comprehensive income (loss).
(2)	The gain (loss) recognized is included in Other expense, net.
(3)	The gain (loss) recognized is included in Net income (loss) from discontinued operations.

There were no assets or liabilities measured at fair value on a non-recurring basis as of September 30, 2016 and December 31, 2015 other than as a result of classifying PTNNT as held for sale. Level 3 inputs based on the estimated proceeds expected from the sale of PTNNT were used by the Company in estimating the fair value of PTNNT as of September 30, 2016. For additional information see Note 3.

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

Foreign Currency Contracts

The Company had the following foreign currency derivative contracts in Asia Pacific outstanding at September 30, 2016:

	Expected Maturity Date
	2016	2017	2018	Total/Average
A$ Operating Fixed Forward Contracts:
A$ notional (millions)	35	105	6	146
Average rate ($/A$)	0.94	0.93	0.92	0.94
Expected hedge ratio	10%	8%	4%

The A$ hedges run through the first quarter of 2018.

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

Diesel Fixed Forward Contracts

The Company had the following diesel derivative contracts in North America outstanding at September 30, 2016:

	Expected Maturity Date
	2016	2017	2018	Total/Average
Diesel Fixed Forward Contracts:
Diesel gallons (millions)	6	15	1	22
Average rate ($/gallon)	2.07	1.74	1.53	1.82
Expected hedge ratio	57%	36%	6%

Newmont hedges a portion of its operating cost exposure related to diesel consumed at its Nevada operations to reduce the variability in diesel prices. The hedging instruments consist of a series of financially settled fixed forward contracts, which run through the first quarter of 2018.

Derivative Instrument Fair Values

The Company had the following derivative instruments designated as hedges at September 30, 2016 and December 31, 2015:

	Fair Values of Derivative Instruments
	At September 30, 2016
	Other	Other	Other	Other
	Current	Non-current	Current	Non-current
	Assets	Assets	Liabilities	Liabilities
Foreign currency exchange contracts:
A$ operating fixed forwards	$—	$—	$20	$5
Diesel fixed forwards	1	1	10	—
Total derivative instruments	$1	$1	$30	$5

	Fair Values of Derivative Instruments
	At December 31, 2015
	Other	Other	Other	Other
	Current	Non-current	Current	Non-current
	Assets	Assets	Liabilities	Liabilities
Foreign currency exchange contracts:
A$ operating fixed forwards	$—	$—	$36	$24
Diesel fixed forwards	—	—	27	5
Total derivative instruments	$—	$—	$63	$29

As of September 30, 2016 and December 31, 2015, all derivative instruments held by the Company were subject to enforceable master netting arrangements held by various financial institutions. In general, the terms of the Company’s agreements provide for offsetting of amounts payable or receivable between it and the counterparty, at the election of both parties, for transactions that occur on the same date and in the same currency. The Company’s agreements also provide that in the event of an early termination, the counterparties have the right to offset amounts owed or owing under that and any other agreement with the same counterparty. The Company’s accounting policy is to not offset these positions in its accompanying balance sheets. As of September 30, 2016, the potential effect of netting derivative assets against liabilities due to the master netting agreements was $2. As of December 31, 2015, all gross amounts presented in the accompanying balance sheets were in a liability position.

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

The following tables show the location and amount of gains (losses) reported in the Company’s Condensed Consolidated Financial Statements related to the Company’s hedges.

	Foreign Currency		Diesel Fixed		Interest
	Exchange Contracts		Forward Contracts		Rate Contracts
	2016	2015	2016	2015	2016	2015
For the three months ended September 30,
Cash flow hedging relationships:
Gain (loss) recognized in Other comprehensive income (loss) (effective portion)	$4	$(24)	$—	$(12)	$—	$—
Gain (loss) reclassified from Accumulated other comprehensive income (loss) into income (loss) (effective portion) (1)	$(9)	$(12)	$(4)	$(7)	$(3)	$(5)
Gain (loss) reclassified from Accumulated other comprehensive income (loss) into income (loss) (ineffective portion) (2)	$—	$—	$—	$1	$—	$—
For the nine months ended September 30,
Cash flow hedging relationships:
Gain (loss) recognized in Other comprehensive income (loss) (effective portion)	$8	$(48)	$5	$(13)	$—	$—
Gain (loss) reclassified from Accumulated other comprehensive income (loss) into income (loss) (effective portion) (1)	$(29)	$(25)	$(18)	$(20)	$(11)	$(14)
Gain (loss) reclassified from Accumulated other comprehensive income (loss) into income (loss) (ineffective portion) (2)	$—	$—	$1	$2	$—	$—

(1)	The gain (loss) recognized for the effective portion of cash flow hedges is included in Cost applicable to sales and Interest expense, net.
(2)	The ineffective portion recognized for cash flow hedges is included in Other income, net.

Based on fair values at September 30, 2016, the amount to be reclassified from Accumulated other comprehensive income (loss), net of tax to income for derivative instruments during the next 12 months is a loss of approximately $30.

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

At September 30, 2016, Newmont had gold and copper sales of 130,000 ounces and 26 million pounds priced at an average of $1,324 per ounce and $2.20 per pound, respectively, subject to final pricing over the next several months.

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

NOTE 16    INVESTMENTS

	At September 30, 2016
	Cost/Equity	Unrealized		Fair/Equity
	Basis	Gain	Loss	Basis
Current:
Marketable Equity Securities:
Novo Resources Corp.	$14	$9	$—	$23
Gabriel Resources Ltd.	5	19	—	24
Other	15	18	—	33
	$34	$46	$—	$80
Non-current:
Marketable Debt Securities:
Asset backed commercial paper	$19	$1	$—	$20
Auction rate securities	8	—	(1)	7
	27	1	(1)	27

Marketable Equity Securities	19	2	—	21

Other investments, at cost	6	—	—	6

Equity Method Investments:
TMAC	110	—	—	110
Minera La Zanja S.R.L.	72	—	—	72
Euronimba Ltd.	3	—	—	3
	$237	$3	$(1)	$239

	At December 31, 2015
	Cost/Equity	Unrealized		Fair/Equity
	Basis	Gain	Loss	Basis
Current:
Marketable Equity Securities:
Gabriel Resources Ltd.	$5	$—	$—	$5
Other	14	2	(2)	14
	$19	$2	$(2)	$19
Non-current:
Marketable Debt Securities:
Asset backed commercial paper	$17	$1	$—	$18
Auction rate securities	8	—	(1)	7
	25	1	(1)	25
Marketable Equity Securities:
Regis Resources Ltd.	81	82	—	163
Other	17	3	—	20
	98	85	—	183

Other investments, at cost	6	—	—	6

Equity Method Investments:
TMAC	101	—	—	101
Minera La Zanja S.R.L.	71	—	—	71
Novo Resources Corp.	14	—	—	14
Euronimba Ltd.	2	—	—	2
	$317	$86	$(1)	$402

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

In March 2016, Newmont participated in the TMAC offering acquiring 242,979 shares for C$2, maintaining its 29.37% ownership interest. During the second quarter ended June 30, 2016, Newmont’s ownership interest was diluted to 29.2% due primarily to the exercising of warrants held by other shareholders. In July 2016, Newmont participated in a second offering acquiring an additional 1,159,000 shares for C$17.5, maintaining its 29.2% ownership interest. During 2015, Newmont determined that TMAC was no longer considered a variable interest entity and should no longer be consolidated into Newmont’s financial results due to a number of financing events, which took place during the year. Newmont deconsolidated the assets, liabilities and non-controlling interest related to TMAC and recognized a gain of $76, recorded within Other income, net, during the third quarter of 2015. The fair value of the retained investment was valued utilizing the market approach applying the initial public offering share price. Newmont’s retained investment in TMAC is accounted for as an equity method investment.

In September 2016, Novo Resources Corp. (“Novo”) issued 765,115 common shares to Talga Resources Ltd. for payment of the purchase price for certain projects. As a result of the issuance of these additional shares, Newmont’s ownership in Novo decreased to 19.97%. The Company determined that Novo no longer qualified as an equity method investment and is now accounting for this investment at fair value. At September 30, 2016, Newmont recognized an unrealized gain of $9 in Accumulated other comprehensive income (loss) related to Novo.

There were no investment impairments for other-than-temporary declines in value during the three and nine months ended September 30, 2016. As of September 30, 2016, there was a $29 increase in the fair value of marketable securities previously impaired, primarily due to Gabriel Resources Ltd., Pilot Gold, Eurasian Minerals, Inc. and Loncor Resources, Inc. During the three and nine months ended September 30, 2015, the Company recognized investment impairments for other-than-temporary declines in value of $28 and $101, respectively, in Other income, net. Impairments recognized during the three months ended September 30, 2015, were primarily related to holdings of Gabriel Resources Ltd. for $21 and Pilot Gold for $7. Impairments recognized during the nine months ended September 30, 2015, were primarily related to Regis Resources Ltd., Gabriel Resources Ltd. and Pilot Gold as a result of continued decline in stock prices. As of September 30, 2015, there was a $38 increase in the fair value of marketable securities previously impaired, primarily due to Regis Resources Ltd.

The following tables present the gross unrealized losses and fair value of the Company’s investments with unrealized losses that are deemed to be temporarily impaired, aggregated by length of time that the individual securities have been in a continuous unrealized loss position:

	Less than 12 Months		12 Months or Greater		Total
At September 30, 2016	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Marketable equity securities	$3	$—	$—	$—	$3	$—
Auction rate securities	—	—	7	1	7	1
	$3	$—	$7	$1	$10	$1

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

	Less than 12 Months		12 Months or Greater		Total
At December 31, 2015	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Marketable equity securities	$5	$2	$—	$—	$5	$2
Auction rate securities	—	—	7	1	7	1
	$5	$2	$7	$1	$12	$3

While the fair value of some of the Company’s investments in marketable equity securities and auction rate securities are below their respective cost, the Company views these declines as temporary. The Company has the ability and intends to hold its securities until maturity or such time that the market recovers.

NOTE 17    INVENTORIES

	At September 30,	At December 31,
	2016	2015
Materials and supplies	$386	$372
In-process	125	115
Concentrate and copper cathode	84	64
Precious metals	14	10
	$609	$561

NOTE 18    STOCKPILES AND ORE ON LEACH PADS

	At September 30,	At December 31,
	2016	2015
Current:
Stockpiles	$398	$440
Ore on leach pads	387	342
	$785	$782
Non-current:
Stockpiles	$1,545	$1,518
Ore on leach pads	332	378
	$1,877	$1,896

	At September 30,	At December 31,
	2016	2015
Stockpiles and ore on leach pads:
Carlin	$449	$394
Phoenix	84	106
Twin Creeks	338	329
Long Canyon	2	—
CC&V	353	319
Yanacocha	358	440
Merian	11	4
Boddington	396	390
Tanami	12	12
Kalgoorlie	110	109
Ahafo	426	456
Akyem	123	119
	$2,662	$2,678

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

During the three and nine months ended September 30, 2016, the Company recorded write-downs of $92 and $199, respectively, classified as components of Costs applicable to sales, and write-downs of $45 and $95, respectively, classified as components of Depreciation and amortization to reduce the carrying value of stockpiles and ore on leach pads to net realizable value. Adjustments to net realizable value are primarily a result of higher future processing costs in addition to stripping campaigns driving lower grade and lower recovery resulting in higher costs per unit in North America, higher future processing costs and lower expected recoveries in South America, and higher future processing costs in Africa. Of the write-downs during the three months ended September 30, 2016, $12 is related to Carlin, $1 to Twin Creeks, $77 to Yanacocha and $47 to Ahafo. Of the write-downs during the nine months ended September 30, 2016, $69 is related to Carlin, $14 to Twin Creeks, $164 to Yanacocha and $47 to Ahafo.

NOTE 19    DEBT

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

On August 15, 2016, the Company paid the remaining principal balance on the Term Loan of $275. No premiums were paid as a result of early payment.

Scheduled minimum debt repayments are $3 for the remainder of 2016,  $575 in 2017,  $nil in 2018,  $626 in 2019,  $nil in 2020 and $3,974 thereafter. Scheduled minimum capital lease repayments are $1 in 2016,  $5 in 2017,  $4 in 2018, $3 in 2019, $1 in 2020 and $3 thereafter.

NOTE 20    OTHER LIABILITIES

	At September 30,	At December 31,
	2016	2015
Other current liabilities:
Accrued operating costs	$112	$85
Accrued capital expenditures	84	112
Reclamation and remediation liabilities	62	63
Accrued interest	65	69
Derivative instruments	30	63
Royalties	32	46
Holt property royalty	15	10
Boddington contingent consideration	10	—
Taxes other than income and mining	7	8
Other	39	31
	$456	$487

Other non-current liabilities:
Holt property royalty	$210	$119
Income and mining taxes	58	78
Power supply agreements	32	31
Social development obligations	28	29
Boddington contingent consideration	11	10
Derivative instruments	5	29
Other	12	14
	$356	$310

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

NOTE 21    CHANGES IN EQUITY

	Nine Months Ended September 30,
	2016	2015
Common stock:
At beginning of period	$847	$798
Stock-based awards	2	2
Stock issuance	—	46
At end of period	849	846
Additional paid-in capital:
At beginning of period	9,427	8,712
Stock-based awards	42	56
Stock issuance	—	629
Sale of noncontrolling interests	—	12
At end of period	9,469	9,409
Accumulated other comprehensive income (loss):
At beginning of period	(334)	(478)
Other comprehensive income (loss)	32	89
At end of period	(302)	(389)
Retained earnings:
At beginning of period	1,410	1,242
Net income (loss) attributable to Newmont stockholders	(283)	474
Dividends paid	(41)	(38)
At end of period	1,086	1,678
Noncontrolling interests:
At beginning of period	2,942	2,815
Net income (loss) attributable to noncontrolling interests	167	188
Dividends paid to noncontrolling interests	(146)	(3)
Funding from noncontrolling interests, net	63	69
Acquisition of noncontrolling interests	(19)	(8)
Sale of noncontrolling interests, net	—	(36)
At end of period	3,007	3,025
Total equity	$14,109	$14,569

.

NOTE 22    RECLASSIFICATIONS OUT OF ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

			Pension and	Changes in
	Unrealized gain	Foreign	other	fair value of
	(loss) on	currency	post‑retirement	cash flow
	marketable	translation	benefit	hedge
	securities, net	adjustments	adjustments	instruments	Total
Balance at December 31, 2015	$(43)	$116	$(207)	$(200)	$(334)
Change in other comprehensive income (loss) before reclassifications	66	10	(4)	11	83
Reclassifications from accumulated other comprehensive income (loss)	(103)	—	12	40	(51)
Net current-period change	(37)	10	8	51	32
Balance at September 30, 2016	$(80)	$126	$(199)	$(149)	$(302)

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)					Affected Line Item in the Condensed Consolidated Statements of Operations
	Three Months Ended September 30,			Nine Months Ended September 30,
	2016	2015		2016	2015
Marketable securities adjustments:
Sale of marketable securities	$—	$		$(103)	$(1)	Other income, net
Impairment of marketable securities	—		28	—	101	Other income, net
Net of tax	$—		$28	$(103)	$100
Pension and other post-retirement benefit adjustments:
Amortization	$5		$5	$14	$19	(1)
Settlement	4		3	4	3	Other expense, net
Total before tax	9		8	18	22
Tax benefit (expense)	(3)		(3)	(6)	(7)
Net of tax	$6		$5	$12	$15

Hedge instruments adjustments:
Operating cash flow hedges (effective portion)	$13		$19	$47	$45	Costs applicable to sales
Operating cash flow hedges (ineffective portion)	—		(1)	(1)	(2)	Other income, net
Interest rate contracts	3		5	11	14	Interest expense, net
Total before tax	16		23	57	57
Tax benefit (expense)	(4)		(6)	(17)	(17)
Net of tax	$12		$17	$40	$40
Total reclassifications for the period, net of tax	$18		$50	$(51)	$155

(1)

Included in General and administrative or included as a component of Costs applicable to sales, which are incurred in the inventory/production process. Refer to Note 2 to the Consolidated Financial Statements for the year ended December 31, 2015 filed February 17, 2016 on Form 10-K for information on costs that benefit the inventory/production process.

NOTE 23    NET CHANGE IN OPERATING ASSETS AND LIABILITIES

Net cash provided by operating activities attributable to the net change in operating assets and liabilities is composed of the following:

	Nine Months Ended September 30,
	2016	2015
Decrease (increase) in operating assets:
Trade and other accounts receivables	$34	$107
Inventories, stockpiles and ore on leach pads	(243)	(242)
EGR refinery and other assets (1)	—	(36)
Other assets	(63)	58
Increase (decrease) in operating liabilities:
Accounts payable	(16)	17
EGR refinery and other liabilities (1)	—	36
Reclamation liabilities	(35)	(48)
Other accrued liabilities	(109)	(74)
	$(432)	$(182)

(1)	On July 24, 2015, the Company sold its ownership interest in European Gold Refinery Holdings (“EGR”).

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

	Three Months Ended September 30, 2016
	(Issuer)	(Guarantor)	(Non-Guarantor)		Newmont
	Newmont				Mining
	Mining	Newmont	Other		Corporation
Condensed Consolidating Statement of Operation	Corporation	USA	Subsidiaries	Eliminations	Consolidated

Sales	$—	$537	$1,254	$—	$1,791
Costs and expenses
Costs applicable to sales (1)	—	308	675	—	983
Depreciation and amortization	1	80	254	—	335
Reclamation and remediation	—	3	22	—	25
Exploration	—	10	29	—	39
Advanced projects, research and development	—	4	30	—	34
General and administrative	—	25	38	—	63
Other expense, net	—	7	14	—	21
	1	437	1,062	—	1,500
Other income (expense)
Other income, net	2	5	(11)	—	(4)
Interest income - intercompany	42	(1)	14	(55)	—
Interest expense - intercompany	(13)	—	(42)	55	—
Interest expense, net	(62)	(1)	(1)	—	(64)
	(31)	3	(40)	—	(68)
Income (loss) before income and mining tax and other items	(32)	103	152	—	223
Income and mining tax benefit (expense)	11	(23)	(78)	—	(90)
Equity income (loss) of affiliates	(338)	(78)	2	416	2
Income (loss) from continuing operations	(359)	2	76	416	135
Income (loss) from discontinued operations	—	—	(448)	—	(448)
Net income (loss)	(359)	2	(372)	416	(313)
Net loss (income) attributable to noncontrolling interests
Continuing operations	—	—	34	—	34
Discontinued operations	—	—	(79)	—	(79)
	—	—	(45)	—	(45)
Net income (loss) attributable to Newmont stockholders	$(359)	$2	$(417)	$416	$(358)
Comprehensive income (loss)	$(319)	$8	$(340)	$377	$(274)
Comprehensive loss (income) attributable to noncontrolling interests	—	—	33	(78)	(45)
Comprehensive income (loss) attributable to Newmont stockholders	$(319)	$8	$(307)	$299	$(319)

(1)	Excludes Depreciation and amortization and Reclamation and remediation.

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

	Three Months Ended September 30, 2015
	(Issuer)	(Guarantor)	(Non-Guarantor)		Newmont
	Newmont				Mining
	Mining	Newmont	Other		Corporation
Condensed Consolidating Statement of Operation	Corporation	USA	Subsidiaries	Eliminations	Consolidated

Sales	$—	$468	$1,092	$—	$1,560
Costs and expenses
Costs applicable to sales (1)	—	333	592	—	925
Depreciation and amortization	1	86	205	—	292
Reclamation and remediation	—	3	19	—	22
Exploration	—	6	28	—	34
Advanced projects, research and development	—	3	28	—	31
General and administrative	—	15	44	—	59
Other expense, net	—	17	10	—	27
	1	463	926	—	1,390
Other income (expense)
Other income, net	—	14	128	—	142
Interest income - intercompany	33	(2)	3	(34)	—
Interest expense - intercompany	(4)	—	(30)	34	—
Interest expense, net	(70)	(1)	(3)	—	(74)
	(41)	11	98	—	68
Income (loss) before income and mining tax and other items	(42)	16	264	—	238
Income and mining tax benefit (expense)	15	4	(80)	—	(61)
Equity income (loss) of affiliates	246	(51)	(3)	(210)	(18)
Income (loss) from continuing operations	219	(31)	181	(210)	159
Income (loss) from discontinued operations	—	—	126	—	126
Net income (loss)	219	(31)	307	(210)	285
Net loss (income) attributable to noncontrolling interests
Continuing operations	—	—	10	(10)	—
Discontinued operations	—	—	(92)	26	(66)
	—	—	(82)	16	(66)
Net income (loss) attributable to Newmont stockholders	$219	$(31)	$225	$(194)	$219
Comprehensive income (loss)	$270	$(33)	$355	$(256)	$336
Comprehensive loss (income) attributable to noncontrolling interests	—	—	(83)	17	(66)
Comprehensive income (loss) attributable to Newmont stockholders	$270	$(33)	$272	$(239)	$270

(1)	Excludes Depreciation and amortization and Reclamation and remediation.

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

	Nine Months Ended September 30, 2016
	(Issuer)	(Guarantor)	(Non-Guarantor)		Newmont
	Newmont				Mining
	Mining	Newmont	Other		Corporation
Condensed Consolidating Statement of Operation	Corporation	USA	Subsidiaries	Eliminations	Consolidated

Sales	$—	$1,467	$3,455	$—	$4,922
Costs and expenses
Costs applicable to sales (1)	—	898	1,838	—	2,736
Depreciation and amortization	3	240	649	—	892
Reclamation and remediation	—	10	57	—	67
Exploration	—	25	82	—	107
Advanced projects, research and development	—	9	96	—	105
General and administrative	—	65	113	—	178
Other expense, net	—	21	33	—	54
	3	1,268	2,868	—	4,139
Other income (expense)
Other income, net	2	7	84	—	93
Interest income - intercompany	103	(1)	32	(134)	—
Interest expense - intercompany	(31)	—	(103)	134	—
Interest expense, net	(197)	(4)	(3)	—	(204)
	(123)	2	10	—	(111)
Income (loss) before income and mining tax and other items	(126)	201	597	—	672
Income and mining tax benefit (expense)	44	(42)	(557)	—	(555)
Equity income (loss) of affiliates	(200)	(525)	1	716	(8)
Income (loss) from continuing operations	(282)	(366)	41	716	109
Income (loss) from discontinued operations	—	—	(225)	—	(225)
Net income (loss)	(282)	(366)	(184)	716	(116)
Net loss (income) attributable to noncontrolling interests
Continuing operations	—	—	62	—	62
Discontinued operations	—	—	(229)	—	(229)
	—	—	(167)	—	(167)
Net income (loss) attributable to Newmont stockholders	$(282)	$(366)	$(351)	$716	$(283)
Comprehensive income (loss)	$(251)	$(341)	$(184)	$692	$(84)
Comprehensive loss (income) attributable to noncontrolling interests	—	—	(167)	—	(167)
Comprehensive income (loss) attributable to Newmont stockholders	$(251)	$(341)	$(351)	$692	$(251)

(1)	Excludes Depreciation and amortization and Reclamation and remediation.

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

	Nine Months Ended September 30, 2015
	(Issuer)	(Guarantor)	(Non-Guarantor)		Newmont
	Newmont				Mining
	Mining	Newmont	Other		Corporation
Condensed Consolidating Statement of Operation	Corporation	USA	Subsidiaries	Eliminations	Consolidated

Sales	$—	$1,415	$3,218	$—	$4,633
Costs and expenses
Costs applicable to sales (1)	—	903	1,706	—	2,609
Depreciation and amortization	3	235	554	—	792
Reclamation and remediation	—	10	55	—	65
Exploration	—	22	93	—	115
Advanced projects, research and development	—	9	78	—	87
General and administrative	—	55	125	—	180
Other expense, net	—	25	48	—	73
	3	1,259	2,659	—	3,921
Other income (expense)
Other income, net	(9)	24	121	—	136
Interest income - intercompany	99	8	12	(119)	—
Interest expense - intercompany	(11)	—	(108)	119	—
Interest expense, net	(218)	(4)	(4)	—	(226)
	(139)	28	21	—	(90)
Income (loss) before income and mining tax and other items	(142)	184	580	—	622
Income and mining tax benefit (expense)	50	(33)	(319)	—	(302)
Equity income (loss) of affiliates	566	(84)	40	(556)	(34)
Income (loss) from continuing operations	474	67	301	(556)	286
Income (loss) from discontinued operations	—	—	376	—	376
Net income (loss)	474	67	677	(556)	662
Net loss (income) attributable to noncontrolling interests
Continuing operations	—	—	(11)	—	(11)
Discontinued operations	—	—	(250)	73	(177)
	—	—	(261)	73	(188)
Net income (loss) attributable to Newmont stockholders	$474	$67	$416	$(483)	$474
Comprehensive income (loss)	$563	$116	$707	$(635)	$751
Comprehensive loss (income) attributable to noncontrolling interests	—	—	(256)	68	(188)
Comprehensive income (loss) attributable to Newmont stockholders	$563	$116	$451	$(567)	$563

(1)	Excludes Depreciation and amortization and Reclamation and remediation.

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

	Nine Months Ended September 30, 2016
	(Issuer)	(Guarantor)	(Non-Guarantor)		Newmont
	Newmont				Mining
	Mining	Newmont	Other		Corporation
Condensed Consolidating Statement of Cash Flows	Corporation	USA	Subsidiaries	Eliminations	Consolidated
Operating activities:
Net cash provided by operating activities of continuing operations	$775	$453	$961	$(862)	$1,327
Net cash provided by operating activities of discontinued operations	—	—	826	—	826
Net cash provided by operating activities	775	453	1,787	(862)	2,153
Investing activities:
Additions to property, plant and mine development	—	(182)	(650)	—	(832)
Sales of investments	—	—	184	—	184
Sales of other assets	—	—	8	—	8
Other	—	—	(21)	—	(21)
Net cash used in investing activities of continuing operations	—	(182)	(479)	—	(661)
Net cash used in investing activities of discontinued operations	—	—	(41)	—	(41)
Net cash used in investing activities	—	(182)	(520)	—	(702)
Financing activities:
Repayment of debt	(773)	(2)	(2)	—	(777)
Net intercompany borrowings (repayments)	39	(587)	548	—	—
Funding from noncontrolling interests	—	—	58	—	58
Acquisition of noncontrolling interests	—	—	(19)	—	(19)
Dividends paid to noncontrolling interests	—	—	(146)	—	(146)
Dividends paid to common stockholders	(41)	(862)	—	862	(41)
Other	—	—	(1)	—	(1)
Net cash (used in) provided by financing activities of continuing operations	(775)	(1,451)	438	862	(926)
Net cash (used in) provided by financing activities of discontinued operations	—	—	(319)	—	(319)
Net cash (used in) provided by financing activities	(775)	(1,451)	119	862	(1,245)
Effect of exchange rate changes on cash	—	—	4	—	4
Net change in cash and cash equivalents	—	(1,180)	1,390	—	210
Less net change in cash and cash equivalents in assets held for sale	—	—	474	—	474
	—	(1,180)	916	—	(264)
Cash and cash equivalents at beginning of period	—	1,181	1,182	—	2,363
Cash and cash equivalents at end of period	$—	$1	$2,098	$—	$2,099

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

	Nine Months Ended September 30, 2015
	(Issuer)	(Guarantor)	(Non-Guarantor)		Newmont
	Newmont				Mining
	Mining	Newmont	Other		Corporation
Condensed Consolidating Statement of Cash Flows	Corporation	USA	Subsidiaries	Eliminations	Consolidated
Operating activities:
Net cash provided by operating activities of continuing operations	$63	$307	$934	$—	$1,304
Net cash provided by operating activities of discontinued operations	—	—	569	—	569
Net cash provided by operating activities	63	307	1,503	—	1,873
Investing activities:
Additions to property, plant and mine development	—	(241)	(648)	—	(889)
Acquisitions, net	(821)	—	2	—	(819)
Sales of investments	—	25	4	—	29
Sales of other assets	—	18	108	—	126
Other	—	—	(47)	—	(47)
Net cash used in investing activities of continuing operations	(821)	(198)	(581)	—	(1,600)
Net cash used in investing activities of discontinued operations	—	—	(52)	—	(52)
Net cash used in investing activities	(821)	(198)	(633)	—	(1,652)
Financing activities:
Repayment of debt	(200)	(2)	(25)	—	(227)
Net intercompany borrowings (repayments)	323	(81)	(242)	—	—
Proceeds from stock issuance, net	675	—	—	—	675
Sale of noncontrolling interests	—	3	34	—	37
Funding from noncontrolling interests	—	—	89	—	89
Acquisition of noncontrolling interests	—	—	(8)	—	(8)
Dividends paid to noncontrolling interests	—	—	(3)	—	(3)
Dividends paid to common stockholders	(38)	—	—	—	(38)
Other	(2)	1	1	—	—
Net cash (used in) provided by financing activities of continuing operations	758	(79)	(154)	—	525
Net cash (used in) provided by financing activities of discontinued operations	—	—	(164)	—	(164)
Net cash (used in) provided by financing activities	758	(79)	(318)	—	361
Effect of exchange rate changes on cash	—	—	(21)	—	(21)
Net change in cash and cash equivalents	—	30	531	—	561
Less net change in cash and cash equivalents in assets held for sale	—	—	362	—	362
	—	30	169	—	199
Cash and cash equivalents at beginning of period	—	1,097	1,134	—	2,231
Cash and cash equivalents at end of period	$—	$1,127	$1,303	$—	$2,430

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

	At September 30, 2016
	(Issuer)	(Guarantor)	(Non-Guarantor)		Newmont
	Newmont				Mining
	Mining	Newmont	Other		Corporation
Condensed Consolidating Balance Sheet	Corporation	USA	Subsidiaries	Eliminations	Consolidated
Assets:
Cash and cash equivalents	$—	$1	$2,098	$—	$2,099
Trade receivables	—	38	103	—	141
Other accounts receivables	—	18	134	—	152
Intercompany receivable	6,771	5,342	12,027	(24,140)	—
Investments	—	—	80	—	80
Inventories	—	165	444	—	609
Stockpiles and ore on leach pads	—	245	540	—	785
Other current assets	—	40	83	—	123
Current assets held for sale	—	—	3,124	—	3,124
Current assets	6,771	5,849	18,633	(24,140)	7,113
Property, plant and mine development, net	22	3,138	10,045	(35)	13,170
Investments	—	15	224	—	239
Investments in subsidiaries	14,007	1,359	—	(15,366)	—
Stockpiles and ore on leach pads	—	620	1,257	—	1,877
Deferred income tax assets	291	292	1,202	(490)	1,295
Non-current intercompany receivable	1,637	578	98	(2,313)	—
Other non-current assets	—	204	183	—	387
Total assets	$22,728	$12,055	$31,642	$(42,344)	$24,081
Liabilities:
Debt	$555	$3	$6	$—	$564
Accounts payable	—	58	246	—	304
Intercompany payable	6,379	4,724	13,037	(24,140)	—
Employee-related benefits	—	116	125	—	241
Income and mining taxes	—	9	88	—	97
Other current liabilities	65	101	290	—	456
Current liabilities held for sale	—	—	874	—	874
Current liabilities	6,999	5,011	14,666	(24,140)	2,536
Debt	4,540	5	7	—	4,552
Reclamation and remediation liabilities	—	238	1,349	—	1,587
Deferred income tax liabilities	5	87	961	(490)	563
Employee-related benefits	1	233	144	—	378
Non-current intercompany payable	81	—	2,267	(2,348)	—
Other non-current liabilities	—	30	326	—	356
Total liabilities	11,626	5,604	19,720	(26,978)	9,972
Equity:
Newmont stockholders’ equity	11,102	6,451	8,915	(15,366)	11,102
Noncontrolling interests	—	—	3,007	—	3,007
Total equity	11,102	6,451	11,922	(15,366)	14,109
Total liabilities and equity	$22,728	$12,055	$31,642	$(42,344)	$24,081

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

	At December 31, 2015
	(Issuer)	(Guarantor)	(Non-Guarantor)		Newmont
	Newmont				Mining
	Mining	Newmont	Other		Corporation
Condensed Consolidating Balance Sheet	Corporation	USA	Subsidiaries	Eliminations	Consolidated
Assets:
Cash and cash equivalents	$—	$1,181	$1,182	$—	$2,363
Trade receivables	—	31	50	—	81
Other accounts receivables	—	—	134	—	134
Intercompany receivable	4,587	6,212	8,101	(18,900)	—
Investments	—	—	19	—	19
Inventories	—	158	403	—	561
Stockpiles and ore on leach pads	—	201	581	—	782
Other current assets	—	53	30	—	83
Current assets held for sale	—	—	960	—	960
Current assets	4,587	7,836	11,460	(18,900)	4,983
Property, plant and mine development, net	26	3,179	10,043	(38)	13,210
Investments	—	15	387	—	402
Investments in subsidiaries	15,650	3,886	2,820	(22,356)	—
Stockpiles and ore on leach pads	—	621	1,275	—	1,896
Deferred income tax assets	223	757	1,222	(490)	1,712
Non-current intercompany receivable	1,742	434	108	(2,284)	—
Other non-current assets	—	253	192	—	445
Non-current assets held for sale	—	—	2,482	—	2,482
Total assets	$22,228	$16,981	$29,989	$(44,068)	$25,130
Liabilities:
Debt	$—	$3	$6	$—	$9
Accounts payable	—	78	237	—	315
Intercompany payable	4,888	5,495	8,517	(18,900)	—
Employee-related benefits	—	136	142	—	278
Income and mining taxes	—	—	38	—	38
Other current liabilities	70	133	284	—	487
Current liabilities held for sale	—	—	289	—	289
Current liabilities	4,958	5,845	9,513	(18,900)	1,416
Debt	5,839	7	8	—	5,854
Reclamation and remediation liabilities	—	231	1,324	—	1,555
Deferred income tax liabilities	—	85	943	(490)	538
Employee-related benefits	—	283	126	—	409
Non-current intercompany payable	81	—	2,241	(2,322)	—
Other non-current liabilities	—	37	273	—	310
Non-current liabilities held for sale	—	—	756	—	756
Total liabilities	10,878	6,488	15,184	(21,712)	10,838
Equity:
Newmont stockholders’ equity	11,350	10,493	10,202	(20,695)	11,350
Noncontrolling interests	—	—	4,603	(1,661)	2,942
Total equity	11,350	10,493	14,805	(22,356)	14,292
Total liabilities and equity	$22,228	$16,981	$29,989	$(44,068)	$25,130

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

Operating Segments

The Company’s operating and reportable segments are identified in Note 5. Except as noted in this paragraph, all of the Company’s commitments and contingencies specifically described herein are included in Corporate and Other. The Yanacocha matters relate to the South America reportable segment. The PTNNT matters relate to our discontinued operations that were previously included in the Asia Pacific reportable segment. See Note 3 for additional information. The Fronteer matters relate to the North America reportable segment.

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

The Company is also performing a comprehensive study of the current Yanacocha reclamation plan to update closure scope, timing and cost estimates while preserving optionality for potential future projects at Yanacocha. The Yanacocha closure study continued to progress the development of a revised reclamation plan during the third quarter of 2016 and is currently undergoing significant review and revision. As of September 30, 2016, the study team continued to evaluate and revise the assumptions and estimated costs of the potential changes to the closure plan with a focus on optimizing the approach to water treatment, earthworks, demolition and related support activities. The Company also continues to engage with communities and regulators in Peru to gather stakeholder feedback as the revised closure plan is developed and to ensure all regulatory requirements are met.  In conjunction with the Company’s annual update process for all asset retirement obligations, the Company expects to record an adjustment to the Yanacocha reclamation liability in the fourth quarter of 2016 based on the planned progress of the closure study. The revised reclamation plan, once approved by management is expected to result in an increase in the reclamation obligation recorded at Yanacocha and this increase could be material.  Additionally, increases in the future reclamation costs at Yanacocha could result in a significant impact to Income (loss) from continuing operations from a potential impairment of the Yanacocha long-lived assets based on the current mine plans.

For a complete discussion of the factors that influence our reclamation obligations and the associated risks, refer to Managements’ Discussion and Analysis of Consolidated Financial Condition and Results of Operations under the heading “Critical Accounting Policies” and refer to Risk Factors under the heading “Mine closure and remediation costs for environmental liabilities may exceed the provisions we have made” for the year ended December 31, 2015, filed February 17, 2016 on Form 10-K.

At September 30, 2016 and December 31, 2015,  $1,349 and $1,300, respectively, were accrued for reclamation costs relating to currently or recently producing mineral properties in accordance with asset retirement obligation guidance. The current portions of $28 and $29 at September 30, 2016 and December 31, 2015, respectively, are included in Other current liabilities.

In addition, the Company is involved in several matters concerning environmental obligations associated with former mining activities. Generally, these matters concern developing and implementing remediation plans at the various sites involved. The Company believes that the related environmental obligations associated with these sites are similar in nature with respect to the development of remediation plans, their risk profile and the compliance required to meet general environmental standards. Based upon the Company’s best estimate of its liability for these matters, $300 and $318 were accrued for such obligations at September 30, 2016 and December 31, 2015, respectively. These amounts are included in Other current liabilities and Reclamation and remediation liabilities. Depending upon the ultimate resolution of these matters, the Company believes that it is reasonably possible that the liability for these matters could be as much as 46% greater or 1% lower than the amount accrued at September 30, 2016. The amounts accrued are reviewed periodically based upon facts and circumstances available at the time. Changes in estimates are recorded in Reclamation and remediation in the period estimates are revised.

Refer to Note 6 for further information regarding reclamation and remediation. Details about certain of the more significant matters are discussed below.

Newmont USA Limited - 100% Newmont Owned

Ross-Adams Mine Site. By letter dated June 5, 2007, the U.S. Forest Service (“USFS”) notified Newmont that it had expended approximately $0.3 in response costs to address environmental conditions at the Ross-Adams mine in

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

Prince of Wales, Alaska, and requested Newmont USA Limited pay those costs and perform an Engineering Evaluation/Cost Analysis (“EE/CA”) to assess what future response activities might need to be completed at the site. Newmont agreed to perform the EE/CA, which has been provided to the USFS. During the first quarter of 2016, the USFS confirmed approval of the EE/CA, and Newmont issued written notice to the USFS certifying that all requirements of the Administrative Settlement Agreement and Order on Consent (“ASAOC”) between the USFS and Newmont have been completed. The ASAOC will be final upon USFS concurrence with the notice of completion and Newmont payment of USFS response costs. Newmont anticipates that the USFS will issue an Action Memorandum to select the preferred Removal Action alternative identified in the EE/CA. During the third quarter, Newmont received a notice of completion of work per the ASAOC from the USFS. Newmont is currently in discussion with the USFS about the next steps with regard to the Removal Action, which includes discussion of the response costs incurred thus far. The approach is to incorporate the past USFS costs as well as future USFS oversight costs into an agreement between Newmont and USFS to complete the Removal Action. The current discussions with USFS are and will be focused, during the fourth quarter of 2016, on the process to move forward with an Action Memorandum and an agreement between Newmont and USFS to complete the Removal Action now that the USFS has confirmed approval of the EE/CA. It is anticipated that the process to move forward will be clarified with the USFS during the fourth quarter. Any future liability associated with the Ross-Adams site would be subject to future negotiations with the USFS. Upon USFS issuing the Action Memorandum, Newmont will resume discussions with another potential responsible party to discuss possible allocation of future costs for implementing the remedy. No assurances can be made at this time with respect to the outcome of such negotiations and Newmont cannot predict the likelihood of additional expenditures related to this matter.

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

During 2012, the Department of Interior contributed its share of past EPA costs and future costs related to the cleanup of the Midnite Mine site in a lump sum payment of $42, which Newmont classified as restricted assets with interest on the consolidated balance sheets for all periods presented. Additionally in 2012, Newmont initiated the remedial design process and subsequently submitted interim process update reports at the 30% design, 60% design and 90% design level of completion, which were approved by the EPA in July 2012, April 2014 and April 2015, respectively. Upon approval by the EPA of the 90% design coupled with the resolution of uncertainties regarding site access and material use, the expected remediation design was reasonably certain and Newmont commissioned an independent cost estimate of the overall project costs based on the 90% design. The remediation liability for the Midnite Mine site and Mill site is approximately $209 at September 30, 2016.

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

Administrative Actions. The Peruvian government agency responsible for environmental evaluation and inspection, Organismo Evaluacion y Fiscalizacion Ambiental (“OEFA”), conducts periodic reviews of the Yanacocha site. In 2011, 2012, 2013, the first quarter of 2015 and second and third quarters of 2016, OEFA issued notices of alleged violations of OEFA standards to Yanacocha and Conga relating to past inspections. OEFA has resolved some alleged violations with minimal or no findings. Total fines for all outstanding OEFA alleged violations remain dependent upon the number of units associated with the alleged violations. In the first quarter of 2015, the water authority of Cajamarca issued notices of alleged regulatory violations. The alleged OEFA violations currently range from zero to 40,677 units and the water authority alleged violations range from zero to 20,000 units, with each unit having a potential fine equivalent to approximately $.00118  ($0 to $71). Yanacocha and Conga are responding to all notices of alleged violations, but cannot reasonably predict the outcome of the agency allegations.

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

PT Newmont Nusa Tenggara – 31.5% Newmont Owned

Under the Batu Hijau Contract of Work, beginning in 2006 and continuing through 2010, a portion of PTNNT’s shares were required to be offered for sale, first, to the Indonesian government or, second, to Indonesian nationals, equal to the difference between the following percentages and the percentage of shares already owned by the Indonesian government or Indonesian nationals (if such number is positive): 23% by March 31, 2006; 30% by March 31, 2007; 37% by March 31, 2008; 44% by March 31, 2009; and 51% by March 31, 2010. As PTPI, an Indonesian national, owned a 20% interest in PTNNT at all relevant times, in 2006, a 3% interest was required to be offered for sale and, in each of 2007 through 2010, an additional 7% interest was required to be offered (for an aggregate 31% interest). The price at which such interests were offered for sale to the Indonesian parties was the fair market value of such interest considering PTNNT as a going concern, as agreed with the Indonesian government. Following certain disputes and an arbitration with the Indonesian government, in November and December 2009, sale agreements were concluded pursuant to which the 2006, 2007 and 2008 shares were sold to PT Multi Daerah Bersaing (“PTMDB”), the nominee of the local governments, and the 2009 shares were sold to PTMDB in February 2010, resulting in PTMDB owning a 24% interest in PTNNT.

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

Refer to Note 3 for additional information regarding the anticipated sale of PTNNT.

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

Investigations

We occasionally identify or are apprised of information or allegations that certain employees, affiliates, agents or associated persons may have engaged in unlawful conduct for which we might be held responsible. We are conducting an investigation, with the assistance of outside counsel, relating to certain business activities of the Company and its affiliates and contractors in countries outside the U.S. The investigation includes a review of compliance with the requirements of the U.S. Foreign Corrupt Practices Act and other applicable laws and regulations. The Company is working with the U.S. Securities and Exchange Commission and the U.S. Department of Justice with respect to the investigation. In March 2016, the Company entered into a one-year agreement with the U.S. Securities and Exchange Commission tolling the statute of limitations relating to the investigation, and in April 2016, entered into a similar

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

agreement with the U.S. Department of Justice. Both of the initial tolling agreements were effective through October 29, 2016. In September 2016, the Company agreed to extend its tolling agreement with the Department of Justice through April 2017, and agreed to a similar extension with the Securities and Exchange Commission in October 2016.  As of the filing of these financial statements, we cannot predict the outcome of these matters. Accordingly, no provision with respect to these matters has been made in our consolidated financial statements. See also Item 1A of the Company’s most recent Form 10-K, filed with the SEC on February 17, 2016, under the heading “Our business is subject to the U.S. Foreign Corrupt Practices Act and other extraterritorial and domestic anti-bribery laws, a breach or violation of which could lead to civil and criminal fines and penalties, loss of licenses or permits and other collateral consequences and reputational harm.”

Other Commitments and Contingencies

The Company has minimum royalty obligations on one of its producing mines in Nevada for the life of the mine. Amounts paid as a minimum royalty (where production royalties are less than the minimum obligation) in any year are recoverable in future years when the minimum royalty obligation is exceeded. Although the minimum royalty requirement may not be met in a particular year, the Company expects that over the mine life, gold production will be sufficient to meet the minimum royalty requirements. Royalty payments payable, net of recoverable amounts, are $28 in 2016,  $30 in 2017,  $30 in 2018,  $31 in 2019,  $33 in 2020 and $69 thereafter.

On June 25, 2009, the Company completed the acquisition of the remaining 33.33% interest in Boddington from AngloGold Ashanti Australia Limited (“AngloGold”). Consideration for the acquisition consisted of $982 and a contingent royalty capped at $100, equal to 50% of the average realized operating margin (Revenue less Costs applicable to sales on a by-product basis), if any, exceeding $600 per ounce, payable quarterly beginning in the second quarter of 2010 on one-third of gold sales from Boddington. At the acquisition date, the Company estimated the fair value of the contingent consideration at $62. At September 30, 2016 and December 31, 2015, the estimated fair value of the unpaid contingent consideration was approximately $21 and $10, respectively. Changes to the estimated fair value resulting from periodic revaluations are recorded to Other expense, net. This contingent royalty is capped at $100 in aggregate payments, of which $72 has been paid to date. The Company has made no payments during 2016 and 2015; however, the Company expects to pay $10 in the next 12 months. The range of remaining undiscounted amounts the Company could pay is between $0 and $28.

As part of its ongoing business and operations, the Company and its affiliates are required to provide surety bonds, bank letters of credit and bank guarantees as financial support for various purposes, including environmental reclamation, exploration permitting, workers compensation programs and other general corporate purposes. At September 30, 2016 and December 31, 2015, there were $2,168 and $2,060, respectively, of outstanding letters of credit, surety bonds and bank guarantees. The surety bonds, letters of credit and bank guarantees reflect fair value as a condition of their underlying purpose and are subject to fees competitively determined in the market place. The obligations associated with these instruments are generally related to performance requirements that the Company addresses through its ongoing operations. As the specific requirements are met, the beneficiary of the associated instrument cancels and/or returns the instrument to the issuing entity. Certain of these instruments are associated with operating sites with long-lived assets and will remain outstanding until closure. Generally, bonding requirements associated with environmental regulation are becoming more restrictive. However, the Company believes it is in compliance with all applicable bonding obligations and will be able to satisfy future bonding requirements through existing or alternative means, as they arise.

Newmont is from time to time involved in various legal proceedings related to its business. Except in the above described proceedings, management does not believe that adverse decisions in any pending or threatened proceeding or that amounts that may be required to be paid by reason thereof will have a material adverse effect on the Company’s financial condition or results of operations.

ITEM 2.       MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (dollars in millions, except per share, per ounce and per pound amounts)

The following Management’s Discussion and Analysis (“MD&A”) provides information that management believes is relevant to an assessment and understanding of the consolidated financial condition and results of operations of Newmont Mining Corporation and its subsidiaries (collectively, “Newmont,” the “Company,” “our” and “we”). We use certain non-GAAP financial measures in our MD&A. For a detailed description of each of the non-GAAP measures used in this MD&A, please see the discussion under “Non-GAAP Financial Measures” beginning on page 79. References to “A$” refers to Australian currency.

This item should be read in conjunction with our interim unaudited Condensed Consolidated Financial Statements and the notes thereto included in this quarterly report. Additionally, the following discussion and analysis should be read in conjunction with Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations and the consolidated financial statements included in Part II of our Annual Report on Form 10-K for the year ended December 31, 2015, filed February 17, 2016.

Overview

Newmont is one of the world’s largest gold producers and is the only gold company included in the S&P 500 Index and Fortune 500. We have been included in the Dow Jones Sustainability Index-World for ten consecutive years and have adopted the World Gold Council’s Conflict-Free Gold Policy. We are also engaged in the exploration for and acquisition of gold and copper properties. We have significant operations and/or assets in the United States (“U.S.”), Australia, Peru, Indonesia, Ghana and Suriname.

On June 30, 2016, Newmont agreed to sell its 48.5% economic interest in PT Newmont Nusa Tenggara (“PTNNT”), which operates the Batu Hijau copper and gold mine (“Batu Hijau”) in Indonesia (the “Batu Hijau Transaction”). Newmont concluded that as of September 30, 2016, Batu Hijau met the criteria to be treated as held for sale and has been presented as a discontinued operation. In the following discussion and analysis, the operating statistics, results of operations, cash flows and financial condition that we present and discuss are those of our continuing operations unless otherwise indicated. For additional information regarding our discontinued operations, see Note 3 to the Condensed Consolidated Financial Statements and the discussion in our Consolidated Financial Results and Results of Consolidated Operations below.

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

Highlights for the three and nine months ended September 30, 2016 are included below and discussed further in Consolidated Financial Results and Results of Consolidated Operations.

Operating highlights

•

Net income (loss) attributable to Newmont stockholders from continuing operations of $169 and $171 for the three and nine months ended September 30, 2016, respectively; Net income (loss) attributable to Newmont stockholders of $(358) and $(283) for the three and nine months ended September 30, 2016, respectively;

•	Adjusted net income of $202 and $486 for the three and nine months ended September 30, 2016, respectively (see “Non-GAAP Financial Measures” on page 79);

•	Adjusted EBITDA of $666 and $1,736 for the three and nine months ended September 30, 2016,

respectively (see “Non-GAAP Financial Measures” on page 79);

•	Net cash provided by operating activities of continuing operations of $1,327 and Free Cash Flow of $495 during the nine months ended September 30, 2016 (see “Non-GAAP Financial Measures” on page 79);

•

Consolidated gold production from continuing operations of 1,318,000 ounces (1,246,200 attributable ounces) and 3,810,000 ounces (3,575,000 attributable ounces) for the three and nine months ended September 30, 2016, respectively;

•	Consolidated copper production from continuing operations of 32 million pounds and 89 million pounds for the three and nine months ended September 30, 2016, respectively;

•	Costs applicable to sales from continuing operations of $983 and $2,736 for the three and nine months ended September 30, 2016, respectively;

•

Gold costs applicable to sales per ounce from continuing operations of $706 and $682 for the three and nine months ended September 30, 2016, respectively; Copper costs applicable to sales per pound of $2.14 and $1.96 for the three and nine months ended September 30, 2016, respectively (see “Non-GAAP Financial Measures” on page 79);

•

Gold all-in sustaining costs per ounce from continuing operations of $925 and $910 for the three and nine months ended September 30, 2016, respectively; Copper all-in sustaining costs per pound from continuing operations of $2.57 and $2.30 for the three and nine months ended September 30, 2016, respectively (see “Non-GAAP Financial Measures” on page 79);

•

Cash dividends declared per common share of $0.025 and $0.075 for the three and nine months ended September 30, 2016, respectively. On October 26, 2016, we announced an increase to the dividend policy effective beginning in the fourth quarter.

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

Merian, Suriname. The Merian project in Suriname reached commercial production on October 1, 2016. We expect average estimated gold production (on a 100% basis) of 400,000 to 500,000 ounces per year for the first five full years, beginning in 2017. Development capital costs (excluding capitalized interest) since approval were $441 on an attributable basis, of which $41 of these costs are related to the third quarter of 2016. Total development capital on an attributable basis at the completion of the Merian project is expected to be $525 on an attributable basis. At December 31, 2015, we reported 110.6 million tons of probable reserves, grading 0.035 ounces per ton for 3.8 million ounces of gold reserves on an attributable basis at Merian.

Long Canyon, Nevada.  The Board of Directors approved full funding for the first phase of developing the Long Canyon project in the second quarter of 2015. The Environmental Impact Statement Record of Decision was issued by the Bureau of Land Management on April 7, 2015. The project is now in commissioning and is expected to achieve commercial production by the end of 2016. We estimate that production will be between 100,000 and 150,000 ounces per year over an eight year mine life. Development capital costs (excluding capitalized interest) since approval were $192, of which $26 are related to the third quarter. At December 31, 2015, we reported 18 million tons of probable reserves, grading 0.067 ounce per ton for 1.2 million ounces of gold reserves at Long Canyon.

Tanami Expansion, Australia. The Board of Directors approved full funding of the Tanami Expansion project on October 28, 2015. The scope for this project includes a ventilation upgrade, additional mining equipment, additional mine access and increasing process plant capacity and recovery. We expect the Tanami Expansion to reach commercial production by mid-2017, which will maintain Tanami production of between 425,000 and 475,000 gold ounces for the first five years. Development capital costs (excluding capitalized interest) since approval were $51, of which $11 are related to the third quarter of 2016.

Cripple Creek & Victor (“CC&V”) Expansion, Colorado. An expansion project at CC&V, which will extend CC&V’s estimated mine life to at least 2026, includes the construction of a new leach pad, mill and recovery plant. The mill was mechanically completed in the first quarter of 2015. The new leach pad and the recovery plant are now complete, and production will continue to ramp up through 2016. Development capital costs (excluding capitalized interest) since approval were $103, of which $9 are related to the third quarter of 2016. Total development capital at completion is expected to be $185.

NW Exodus, Nevada. In June 2016, Newmont approved the Northwest Exodus Underground project. The Northwest Exodus gold deposit is located in close proximity to the Exodus deposit in Newmont’s Carlin North Area, Eureka County, Nevada, within the mine plan (Genesis-Blue Star Plan of Operations). The Project expands the existing Exodus Underground mine infrastructure. Incremental gold production will average between 50,000 and 75,000 ounces per year for the first five years. First gold production was achieved in August 2016. Sustaining capital costs (excluding capitalized interest) since approval were $13, of which $6 are related to the third quarter of 2016.

Subika Underground, Ghana. Subika Underground is in the definitive feasibility stage of development as work continues to optimize the mine plan and reduce costs. The project would increase profitable production by 150,000 to 200,000 ounces of gold per year for the first five years and an investment decision is expected in late 2016.

Ahafo Mill Expansion, Ghana. Ahafo Mill Expansion is in the definitive feasibility stage of development as we continue to refine the scope and look for ways to reduce costs. The project would increase profitable production by an average of 75,000 to 100,000 ounces of gold per year for the first five years while lowering costs and off-setting the impacts of lower grades and harder ore. An investment decision is expected in late 2016.

Goldstar, Nevada. In October 2016, Newmont approved the Goldstar project. Goldstar is a layback in the Carlin North area with a seven year life that is expected to deliver over 500,000 ounces of production over a 13 year period.

We manage our wider project portfolio to maintain flexibility to address the development risks associated with our projects including permitting, local community and government support, engineering and procurement availability, technical issues, escalating costs and other associated risks that could adversely impact the timing and costs of certain opportunities.

Selected Financial and Operating Results

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Financial Results from Continuing Operations:
Sales	$1,791	$1,560	$4,922	$4,633
Gold	$1,728	$1,494	$4,751	$4,421
Copper	$63	$66	$171	$212
Income (loss) from continuing operations	$135	$159	$109	$286
Net income (loss)	$(313)	$285	$(116)	$662
Net income (loss) from continuing operations attributable to Newmont stockholders	$169	$159	$171	$275
Per common share, basic:
Income (loss) from continuing operations attributable to Newmont stockholders	$0.32	$0.30	$0.32	$0.54
Income (loss) attributable to Newmont stockholders	$(0.67)	$0.42	$(0.53)	$0.93
Adjusted net income (loss) (1)	$202	$70	$486	$336
Adjusted net income (loss) per share, basic (1)	$0.38	$0.13	$0.92	$0.66
Earnings before interest, taxes and depreciation and amortization (1)	$622	$604	$1,768	$1,640
Adjusted earnings before interest, taxes and depreciation and amortization (1)	$666	$513	$1,736	$1,604
Net cash provided by operating activities of continuing operations			$1,327	$1,304
Free Cash Flow (1)			$495	$415

Operating Results from Continuing Operations:
Consolidated gold ounces (thousands):
Produced	1,318	1,322	3,810	3,798
Sold (2)	1,300	1,343	3,766	3,787
Consolidated copper pounds (millions):
Produced	32	33	89	95
Sold	30	33	84	93
Average realized price:
Gold (per ounce)	$1,329	$1,112	$1,261	$1,167
Copper (per pound)	$2.04	$1.97	$2.03	$2.25
Consolidated costs applicable to sales: (1)(3)
Gold (per ounce)	$706	$645	$682	$644
Copper (per pound)	$2.14	$1.78	$1.96	$1.82
All-in sustaining costs: (1)
Gold (per ounce)	$925	$879	$910	$898
Copper (per pound)	$2.57	$2.21	$2.30	$2.17

Financial and Operating Results from Discontinued Operations:(4)
Income (loss) from discontinued operations	$(448)	$126	$(225)	$376
Net income (loss) from discontinued operations attributable to Newmont stockholders	$(527)	$60	$(454)	$199
Consolidated gold ounces (thousands):
Produced	219	216	600	504
Sold	192	205	576	465
Consolidated copper pounds (millions):
Produced	135	147	363	381
Sold	113	133	348	351

(1)	See “Non-GAAP Financial Measures” beginning on page 79.
(2)	Excludes development ounces.
(3)	Excludes Depreciation and amortization and Reclamation and remediation.
(4)	For additional information regarding our discontinued operation, see Note 3 to our Condensed Consolidated Financial Statements.

Consolidated Financial Results

The details of our Net income (loss) from continuing operations attributable to Newmont stockholders are set forth below:

	Three Months Ended
	September 30,		Increase	Percent
	2016	2015	(decrease)	Change
Net income (loss) from continuing operations attributable to Newmont stockholders	$169	$159	$10	6%
Net income (loss) from continuing operations attributable to Newmont stockholders per common share, basic	$0.32	$0.30	$0.02	7%

	Nine Months Ended
	September 30,		Increase	Percent
	2016	2015	(decrease)	Change
Net income (loss) from continuing operations attributable to Newmont stockholders	$171	$275	$(104)	(38)%
Net income (loss) from continuing operations attributable to Newmont stockholders per common share, basic	$0.32	$0.54	$(0.22)	(41)%

Results for the three months ended September 30, 2016 compared to the same period in 2015 were impacted by higher realized gold prices, partially offset by higher operating costs, a prior-year gain resulting from the deconsolidation of TMAC Resources Inc. (“TMAC”), a prior-year gain resulting from the sale of the Company’s investment in European Gold Refinery Holdings (“EGR”) and lower gold sales volumes.

Results for the nine months ended September 30, 2016 compared to the same period in 2015 were impacted by higher deferred income taxes, higher operating costs, a prior-year gain resulting from the deconsolidation of TMAC and a prior-year gain resulting from the sale of the Company’s investment in EGR, partially offset by higher realized gold prices and the positive impact of a gain from the sale of the Company’s investment in Regis Resources Ltd.

The following is a summary of consolidated gold and copper sales, net:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Gold (1)
North America:
Carlin	$362	$261	$864	$780
Phoenix	61	63	187	174
Twin Creeks	129	134	432	433
CC&V	152	38	361	38
	704	496	1,844	1,425
South America:
Yanacocha	195	288	600	831

Asia Pacific: (1)
Boddington	287	224	741	665
Tanami	151	141	450	399
Waihi (2)	—	32	—	121
Kalgoorlie	120	95	348	269
	558	492	1,539	1,454
Africa:
Ahafo	115	89	331	297
Akyem	156	129	437	414
	271	218	768	711
	1,728	1,494	4,751	4,421
Copper (1)
North America:
Phoenix	20	30	63	88
Asia Pacific: (1)
Boddington	43	36	108	124
	63	66	171	212
	$1,791	$1,560	$4,922	$4,633

(1)	Excludes the impact of Batu Hijau. For additional information regarding our discontinued operations and Batu Hijau’s financial results, see Note 3 to our Condensed Consolidated Financial Statements.
(2)	On October 29, 2015, the Company sold the Waihi mine.

The following analysis summarizes consolidated gold sales:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Consolidated gold sales:(1)
Gross before provisional pricing	$1,736	$1,509	$4,754	$4,453
Provisional pricing mark-to-market	2	(6)	24	(6)
Gross after provisional pricing	1,738	1,503	4,778	4,447
Treatment and refining charges	(10)	(9)	(27)	(26)
Net	$1,728	$1,494	$4,751	$4,421
Consolidated gold ounces sold (thousands)(1)(2)	1,300	1,343	3,766	3,787
Average realized gold price (per ounce):(1)
Gross before provisional pricing	$1,334	$1,124	$1,262	$1,176
Provisional pricing mark-to-market	2	(5)	6	(2)
Gross after provisional pricing	1,336	1,119	1,268	1,174
Treatment and refining charges	(7)	(7)	(7)	(7)
Net	$1,329	$1,112	$1,261	$1,167

(1)

Excludes the impact of Batu Hijau. For additional information regarding our discontinued operations and Batu Hijau’s financial results, see Note 3 to our Condensed Consolidated Financial Statements. For discussion regarding Batu Hijau’s operating results, see the Discontinued Operations section in Results of Consolidated Operations below.

(2)	Excludes development ounces.

The change in consolidated gold sales from continuing operations is due to:

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2016 vs. 2015	2016 vs. 2015
Change in consolidated ounces sold	$(47)	$(23)
Change in average realized gold price	282	354
Change in treatment and refining charges	(1)	(1)
	$234	$330

Gold sales increased 16% and 7% during the three and nine months ended September 30, 2016 compared to the same periods in 2015, respectively, primarily due to the addition of CC&V and higher average realized prices, partially offset by the sale of Waihi and lower volumes at existing operations. For further discussion regarding changes in volumes, see Results of Consolidated Operations below.

The following analysis summarizes consolidated copper sales:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Consolidated copper sales:(1)
Gross before provisional pricing	$67	$79	$183	$242
Provisional pricing mark-to-market	—	(8)	—	(17)
Gross after provisional pricing	67	71	183	225
Treatment and refining charges	(4)	(5)	(12)	(13)
Net	$63	$66	$171	$212
Consolidated copper pounds sold (millions)(1)	30	33	84	93
Average realized copper price (per pound):(1)
Gross before provisional pricing	$2.18	$2.36	$2.17	$2.58
Provisional pricing mark-to-market	—	(0.25)	—	(0.19)
Gross after provisional pricing	2.18	2.11	2.17	2.39
Treatment and refining charges	(0.14)	(0.14)	(0.14)	(0.14)
Net	$2.04	$1.97	$2.03	$2.25

(1)

Excludes the impact of Batu Hijau. For additional information regarding our discontinued operations and Batu Hijau’s financial results, see Note 3 to our Condensed Consolidated Financial Statements. For discussion regarding Batu Hijau’s operating results, see the Discontinued Operations section in Results of Consolidated Operations below.

The change in consolidated copper sales from continuing operations is due to:

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2016 vs. 2015	2016 vs. 2015
Change in consolidated pounds sold	$(5)	$(22)
Change in average realized copper price	1	(20)
Change in treatment and refining charges	1	1
	$(3)	$(41)

Copper sales decreased 5% and 19% during the three and nine months ended September 30, 2016 compared to the same periods in 2015, respectively. For the three months ended September 30, 2016 compared to the same period in 2015, the decrease is primarily due to lower sales volumes. For the nine months ended September 30, 2016 compared to the same period in 2015, the decrease is primarily due to lower sales volumes and lower average realized prices. For further discussion regarding changes in volumes, see Results of Consolidated Operations below.

The following is a summary of Costs applicable to sales and Depreciation and amortization:

	Costs Applicable		Depreciation and		Costs Applicable		Depreciation and
	to Sales		Amortization		to Sales		Amortization
	Three Months Ended		Three Months Ended		Nine Months Ended		Nine Months Ended
	September 30,		September 30,		September 30,		September 30,
	2016	2015	2016	2015	2016	2015	2016	2015
Gold (1)
North America:
Carlin	$212	$208	$51	$54	$585	$573	$143	$145
Phoenix	30	48	10	13	118	121	37	31
Twin Creeks	52	67	10	13	170	190	36	38
CC&V	65	10	32	6	156	10	78	6
	359	333	103	86	1,029	894	294	220
South America:
Yanacocha	148	160	92	88	396	405	220	225
Merian	—	—	—	—	—	—	1	—
	148	160	92	88	396	405	221	225

Asia Pacific: (1)
Boddington	139	131	30	27	391	411	82	81
Tanami	57	55	20	22	180	172	62	63
Waihi (2)	—	12	—	4	—	49	—	12
Kalgoorlie	57	68	5	5	189	206	14	16
	253	266	55	58	760	838	158	172
Africa:
Ahafo	95	52	30	11	212	151	62	39
Akyem	63	54	32	24	174	151	93	70
	158	106	62	35	386	302	155	109
	918	865	312	267	2,571	2,439	828	726
Copper (1)
North America:
Phoenix	32	27	8	6	76	69	20	15
Asia Pacific: (1)
Boddington	33	33	6	6	89	101	17	18
	65	60	14	12	165	170	37	33
Other
Corporate and other	—	—	9	13	—	—	27	33
	$983	$925	$335	$292	$2,736	$2,609	$892	$792

(1)	Excludes the impact of Batu Hijau. For additional information regarding our discontinued operations and Batu Hijau’s financial results, see Note 3 to our Condensed Consolidated Financial Statements.
(2)	On October 29, 2015, the Company sold the Waihi mine.

The details of our Costs applicable to sales are set forth below:

	Three Months Ended
	September 30,		Increase	Percent
	2016	2015	(decrease)	Change
Gold	$918	$865	$53	6%
Copper	65	60	5	8
	$983	$925	$58	6%

	Nine Months Ended
	September 30,		Increase	Percent
	2016	2015	(decrease)	Change
Gold	$2,571	$2,439	$132	5%
Copper	165	170	(5)	(3)
	$2,736	$2,609	$127	5%

The increase in Costs applicable to sales for gold during the three months ended September 30, 2016, compared to the same period in 2015, is primarily due to the addition of CC&V, an unfavorable Australian dollar/U.S. dollar exchange rate and higher stockpile and leach pad inventory adjustments, partially offset by the sale of Waihi, lower sales volumes and lower oil prices. The increase in Costs applicable to sales for gold during the nine months ended September 30, 2016, compared to the same period in 2015, is primarily due to the addition of CC&V and higher stockpile and leach pad inventory adjustments, partially offset by the sale of Waihi, lower sales volumes, a favorable Australian dollar/U.S. dollar exchange rate and lower oil prices. For the three and nine months ended September 30, 2016, compared to the same period in 2015, gold production and co-product allocation of costs to gold remained relatively constant.

Costs applicable to sales for copper remained relatively flat during the three and nine months ended September 30, 2016 compared to the same periods in 2015.

For discussion regarding variations in operations, see Results of Consolidated Operations below.

The Company reclassified regional administrative and community development costs of $16 and $8 from Other expense, net to General and administrative and Costs applicable to sales, respectively, for the three months ended September 30, 2015, and $42 and $18, respectively, for the nine months ended September 30, 2015.

The details of our Depreciation and amortization are set forth below:

	Three Months Ended
	September 30,		Increase	Percent
	2016	2015	(decrease)	Change
Gold	$312	$267	$45	17%
Copper	14	12	2	17
Other	9	13	(4)	(31)
	$335	$292	$43	15%

	Nine Months Ended
	September 30,		Increase	Percent
	2016	2015	(decrease)	Change
Gold	$828	$726	$102	14%
Copper	37	33	4	12
Other	27	33	(6)	(18)
	$892	$792	$100	13%

The increases in Depreciation and amortization for gold during the three and nine months ended September 30, 2016 compared to the same periods in 2015 are primarily due to the addition of CC&V and higher stockpile and leach pad inventory adjustments, partially offset by the sale of Waihi and lower sales volumes.

Depreciation and amortization for copper remained relatively flat during the three and nine months ended September 30, 2016 compared to the same periods in 2015.

Other  income, net decreased by $146 during the three months ended September 30, 2016 compared to the same period in 2015 primarily due to prior year gains of $76 from the deconsolidation of TMAC, $53 from the sale of our equity stake in EGR and foreign exchange movements, partially offset by higher impairments of marketable securities in the prior year.  Other income, net decreased by $43 during the nine months ended September 30, 2016 compared to the same period in 2015 primarily due to prior year gains of $76 from the deconsolidation of TMAC, $38 from the sale of Hemlo mineral rights, $53 from the sale of our equity stake in EGR,  and foreign exchange movements. This was partially offset by current year gains of $103 on the sale of the Company’s investment in Regis Resources Ltd. and lower impairment charges on investments.

The Company’s Income and mining tax expense (benefit) consisted of:

	Three Months Ended September 30,
	2016		2015		Variance
Income before income and mining tax and other items		$223		$238

Tax at statutory rate	35%	$78	35%	$83
Reconciling items:
Percentage depletion (1)	(5)	(11)	(3)	(8)	(2)%
Change in valuation allowance on deferred tax assets	(2)	(5)	(17)	(40)	15
Mining and other taxes	6	13	9	21	(3)
Tax impact on sale of assets	—	—	3	8	(3)
U.S. tax effect of minority interest attributable to non-U.S. investees	4	10	(1)	(3)	5
Other (1)	2	5	—	—	2
Income and mining tax expense	40%	$90	26%	$61	14%

	Nine Months Ended September 30,
	2016		2015		Variance
Income (loss) before income and mining tax and other items		$672		$622

Tax at statutory rate	35%	$235	35%	$218
Reconciling items:
Percentage depletion (1)	(7)	(47)	(10)	(61)	3%
Change in valuation allowance on deferred tax assets	49	330	11	68	38
Mining and other taxes	6	41	10	59	(4)
Tax impact on sale of assets	(5)	(35)	1	8	(6)
U.S. tax effect of minority interest attributable to non-U.S. investees	3	20	1	9	2
Other (1)	2	11	—	1	2
Income and mining tax expense	83%	$555	48%	$302	35%

(1)	Includes the reduction to percentage depletion and the domestic production deduction from the filing of the 2015 tax return during the second quarter of 2016.

During the three months ended September 30, 2016, income and mining tax expense was $90, resulting in an effective tax rate of 40%. Income and mining tax expense during the three months ended September 30, 2015 was $61, for an effective tax rate of 26%. The Company’s effective tax rate is driven by a number of factors as illustrated in the table above. The most impactful is the change in the Company’s valuation allowance. The Company recorded a relatively large reduction to its valuation allowance for tax credits in the three months ended September 30, 2015 as a result of the settlement of income tax audits.

During the nine months ended September 30, 2016, income and mining tax expense was $555, resulting in an effective tax rate of 83%. Income and mining tax expense during the nine months ended September 30, 2015 was $291, for an effective tax rate of 48%. The increase in the effective tax rate is primarily due to changes in the Company’s valuation allowance. In 2016, the Company increased its valuation allowance for tax credits generated by a restructuring implemented for tax planning purposes and by a carry back of taxable losses to a year with taxable income.

There are a number of factors that can potentially impact the Company’s effective tax rate, including the geographic distribution of income, the non-recognition of tax assets, percentage depletion, changes in tax laws and the impact of specific transactions and assessments. For a complete discussion of the factors that influence our effective tax rate, see Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations for the year ended December 31, 2015 filed February 17, 2016 on Form 10-K.

Due to the factors discussed above and the sensitivity of the Company’s income tax expense and effective tax rate to these factors, it is expected that the effective tax rate will fluctuate, sometimes significantly, in future periods.

The details of our Net income (loss) from discontinued operations, net of tax are set forth below:

	Three Months Ended
	September 30,		Increase	Percent
	2016	2015	(decrease)	Change
Holt property royalty obligation	$(19)	$17	$(36)	(212)%
Batu Hijau operations	148	109	39	36
Loss on classification as held for sale	(577)	—	(577)	N.M.
	$(448)	$126	$(574)	(456)%

	Nine Months Ended
	September 30,		Increase	Percent
	2016	2015	(decrease)	Change
Holt property royalty obligation	$(72)	$34	$(106)	(312)%
Batu Hijau operations	424	342	82	24
Loss on classification as held for sale	(577)	—	(577)	N.M.
	$(225)	$376	$(601)	(160)%

N.M. – Not meaningful.

During the three and nine months ended September 30, 2016, the Holt property royalty obligation increased due to increases in gold prices and decreases in discount rates. During the three and nine months ended September 30, 2015, the Holt property royalty obligation decreased due to decreases in gold prices and increases in discount rates.

During the three and nine months ended September 30, 2016, the income from Batu Hijau operations increased primarily due to higher gold volumes, higher average realized gold prices and lower operating costs, partially offset by lower copper volumes. In addition, the nine-month comparison was also impacted by lower average realized copper prices. For discussion regarding Batu Hijau’s operating results, see the Discontinued Operations section in Results of Consolidated Operations below.

During the three and nine months ended September 30, 2016, we reclassified the Batu Hijau operations as held for sale and recorded a loss on classification as held for sale of $577. There was no loss on classification as held for sale during the three and nine months ended September 30, 2015.

For additional information regarding our discontinued operations, see Note 3 to our Condensed Consolidated Financial Statements. For discussion regarding Batu Hijau’s operating results, see the Discontinued operations section in  Results of Consolidated Operations below.

Net loss (income) attributable to noncontrolling interests during the three and nine months ended September 30, 2016 was income of $(45) and $(167), respectively, compared to $(66) and $(188) in the same periods of 2015. For additional information regarding our net income from discontinued operations attributable to noncontrolling interests, see Note 3 to our Condensed Consolidated Financial Statements. For additional information regarding our net income from continuing operations attributable to noncontrolling interests, see Note 10 to our Condensed Consolidated Financial Statements.

Results of Consolidated Operations

	Gold or Copper		Costs Applicable		Depreciation and		All-In Sustaining
	Produced		to Sales (1)		Amortization		Costs (2)
	2016	2015	2016	2015	2016	2015	2016	2015
Three Months Ended September 30,
Gold	(ounces in thousands)		($ per ounce sold)		($ per ounce sold)		($ per ounce sold)
North America (3)	540	434	$678	$751	$194	$190	$831	$955
South America (4)	147	242	1,022	625	657	353	1,253	918
Asia Pacific (5) (6)	429	453	598	595	130	141	752	715
Africa	202	193	778	543	310	181	970	723
Total/Weighted-Average for continuing operations	1,318	1,322	$706	$645	$245	$208	$925	$879
Attributable to Newmont (7)	1,246	1,205

Copper	(pounds in millions)		($ per pound sold)		($ per pound sold)		($ per pound sold)
North America	11	12	$3.44	$1.96	$0.88	$0.43	$4.11	$2.43
Asia Pacific (5)	21	21	1.56	1.66	0.31	0.32	1.90	2.05
Total/Weighted-Average for continuing operations	32	33	$2.14	$1.78	$0.48	$0.36	$2.57	$2.21

Copper	(tonnes in thousands)
North America	5	5
Asia Pacific (5)	10	10
Total/Weighted-Average for continuing operations	15	15

	Gold or Copper		Costs Applicable		Depreciation and		All-In Sustaining
	Produced		to Sales (1)		Amortization		Costs (2)
	2016	2015	2016	2015	2016	2015	2016	2015
Nine Months Ended September 30,
Gold	(ounces in thousands)		($ per ounce sold)		($ per ounce sold)		($ per ounce sold)
North America (3)	1,473	1,216	$702	$735	$201	$180	$863	$942
South America (4)	483	706	828	573	481	330	1,163	871
Asia Pacific (5) (6)	1,245	1,272	627	664	135	146	766	804
Africa	609	604	631	501	254	181	800	688
Total/Weighted-Average for continuing operations	3,810	3,798	$682	$644	$227	$200	$910	$898
Attributable to Newmont (7)	3,575	3,455

Copper	(pounds in millions)		($ per pound sold)		($ per pound sold)		($ per pound sold)
North America	32	36	$2.49	$1.92	$0.66	$0.43	$2.90	$2.28
Asia Pacific (5)	57	59	1.66	1.76	0.33	0.32	1.96	2.11
Total/Weighted-Average for continuing operations	89	95	$1.96	$1.82	$0.45	$0.36	$2.30	$2.17

Copper	(tonnes in thousands)
North America	15	16
Asia Pacific (5)	26	27
Total/Weighted-Average for continuing operations	41	43

(1)	Excludes Depreciation and amortization and Reclamation and remediation.
(2)	All-In Sustaining Costs is a non-GAAP financial measure. See Non-GAAP Financial Measures beginning on page 79.
(3)	On August 3, 2015, the Company acquired the CC&V gold mining operation.
(4)	All-In Sustaining Costs and Depreciation and Amortization include expense for Merian and Other South America projects.
(5)	Excludes the results of Batu Hijau. For amounts produced by our discontinued operations, see Discontinued Operations below.
(6)	On October 29, 2015, the Company sold the Waihi mine.
(7)

For the three months ended September 30, 2016 and 2015, amounts exclude 17 and 16 ounces, respectively, from our interest in La Zanja and 14 ounces in 2015 from our interest in Duketon. For the nine months ended September 30, 2016 and 2015, amounts exclude 50 and 48 ounces, respectively, from our interest in La Zanja and 11 and 42 ounces, respectively, from our interest in Duketon. In March 2016, the Company sold its investment in Regis Resources Ltd., which operates the Duketon project.

Three months ended September 30, 2016 compared to 2015

Consolidated gold production was in line with the prior year period as lower production at our South America and Asia Pacific operations, including the impact of the sale of Waihi in 2015, was mostly offset by higher production at our North America and Africa operations, including the acquisition of CC&V. Consolidated copper production decreased 3% due to lower mill grade and recoveries at Phoenix.

Costs applicable to sales per consolidated gold ounce sold increased 9% primarily due to higher stockpile and leach pad inventory adjustments, higher direct operating costs and an unfavorable Australian dollar foreign currency exchange rate, partially offset by lower oil prices. Costs applicable to sales per consolidated copper pound sold increased 20% primarily due to a significant inventory adjustment in the current year period, higher direct operating costs, lower pounds sold and an unfavorable Australian dollar foreign currency exchange rate, partially offset by lower oil prices.

Depreciation and amortization per consolidated gold ounce sold increased 18% primarily due to higher stockpile and leach pad inventory adjustments, capital additions and higher unit rates. Depreciation and amortization per consolidated copper pound sold increased 33% primarily due to a significant inventory adjustment in the current year period and lower pounds sold.

All-in sustaining costs per consolidated gold ounce sold increased 5% primarily due to higher costs applicable to sales per ounce sold. All-in sustaining costs per consolidated copper pound sold increased 16% primarily due to higher costs applicable to sales per pound sold, partially offset by lower treatment and refining costs.

Nine months ended September 30, 2016 compared to 2015

Consolidated gold production was in line with the prior year period as higher production at our North America operations, including the acquisition of CC&V, and Africa operations, was mostly offset with lower production at our South America and Asia Pacific operations, including the impact of the sale of Waihi in 2015. Consolidated copper production decreased 6% primarily due to lower ore grade milled at our copper producing operations.

Costs applicable to sales per consolidated gold ounce sold increased 6% primarily due to higher stockpile and leach pad inventory adjustments and higher direct operating costs, partially offset by a favorable Australian dollar foreign currency exchange rate and lower oil prices. Costs applicable to sales per consolidated copper pound sold increased 8% primarily due to a significant inventory adjustment in the current year period, lower pounds sold and higher direct operating costs, partially offset by a favorable Australian dollar foreign currency exchange rate and lower oil prices.

Depreciation and amortization per consolidated gold ounce sold increased 14% primarily due to higher stockpile and leach pad inventory adjustments, capital additions and higher unit rates. Depreciation and amortization per consolidated copper pound sold increased 25% primarily due to a significant inventory adjustment in the current year period and lower pounds sold.

All-in sustaining costs per consolidated gold ounce sold increased 1% primarily due to higher costs applicable to sales per ounce sold, partially offset by lower sustaining capital spend primarily as a result of project completion or projects nearing completion. All-in sustaining costs per consolidated copper pound sold increased 6% primarily due to higher costs applicable to sales per pound sold.

North America Operations

	Gold or Copper		Costs Applicable		Depreciation and		All-In Sustaining
	Produced		to Sales (1)		Amortization		Costs (2)
	2016	2015	2016	2015	2016	2015	2016	2015
Three Months Ended September 30,
Gold	(ounces in thousands)		($ per ounce sold)		($ per ounce sold)		($ per ounce sold)
Carlin	273	231	$781	$902	$185	$230	$949	$1,147
Phoenix	57	53	637	806	203	208	766	949
Twin Creeks	96	119	532	559	111	110	656	655
CC&V	114	31	574	295	280	165	646	394
Total/Weighted-Average	540	434	$678	$751	$194	$190	$831	$955

Copper	(pounds in millions)		($ per pound sold)		($ per pound sold)		($ per pound sold)
Phoenix	11	12	$3.44	$1.96	$0.88	$0.43	$4.11	$2.43

Copper	(tonnes in thousands)
Phoenix	5	5

	Gold or Copper		Costs Applicable		Depreciation and		All-In Sustaining
	Produced		to Sales (1)		Amortization		Costs (2)
	2016	2015	2016	2015	2016	2015	2016	2015
Nine Months Ended September 30,
Gold	(ounces in thousands)		($ per ounce sold)		($ per ounce sold)		($ per ounce sold)
Carlin	683	660	$856	$866	$209	$218	$1,044	$1,085
Phoenix	158	160	782	782	245	198	920	955
Twin Creeks	346	365	489	520	105	105	591	653
CC&V	286	31	551	295	274	165	611	394
Total/Weighted-Average	1,473	1,216	$702	$735	$201	$180	$863	$942

Copper	(pounds in millions)		($ per pound sold)		($ per pound sold)		($ per pound sold)
Phoenix	32	36	$2.49	$1.92	$0.66	$0.43	$2.90	$2.28

Copper	(tonnes in thousands)
Phoenix	15	16

(1)	Excludes Depreciation and amortization and Reclamation and remediation.
(2)	All-In Sustaining Costs is a non-GAAP financial measure. See Non-GAAP Financial Measures beginning on page 79.

Three months ended September 30, 2016 compared to 2015

Carlin, USA. Gold ounces produced increased 18% primarily due to higher ore grade at Mill 6 as a result of higher tons mined and ore grade mined at Leeville, higher ore grade at Mill 5 as a result of accessing higher grade ore upon completion of a stripping campaign at Silverstar and higher throughput at Mill 5. Costs applicable to sales per ounce sold decreased 13% primarily due to higher ounces sold, lower oil prices, lower leach pad inventory adjustments in the current year period and stockpile inventory adjustments in the prior year period.  Depreciation and amortization per ounce sold decreased 20% primarily due to higher ounces sold, lower leach pad inventory adjustments in the current year period and stockpile inventory adjustments in the prior year period. All-in sustaining costs per ounce sold decreased 17% primarily due to lower costs applicable to sales per ounce sold and lower sustaining capital spend as a result of multiple projects nearing completion and higher ounces sold.

Phoenix, USA. Gold ounces produced increased 8% primarily due to higher ore grade leached at Lone Tree. Copper pounds produced decreased 8% primarily due to lower ore grade milled and lower recovery. Costs applicable to sales per ounce sold decreased 21% primarily due to higher volumes, lower oil prices and lower consumable expenses.  Costs applicable to sales per pound sold increased 76% primarily due to lower pounds sold and a significant inventory adjustment in the current year period.  Depreciation and amortization  per ounce sold decreased 2% primarily due to higher volumes. Depreciation and amortization  per pound sold increased 105% primarily due to a significant inventory adjustment in the current year period and lower pounds sold.  All-in sustaining costs per ounce sold decreased 19% primarily due to lower costs applicable to sales per ounce sold. All-in sustaining costs per pound sold increased 69% primarily due to higher costs applicable to sales per pound sold.

Twin Creeks, USA. Gold ounces produced decreased 19% primarily due to lower ore grade milled as a result of a planned stripping campaign,  partially offset by higher throughput as a result of higher tons mined at TRJV. Costs applicable to sales per ounce sold decreased 5% due to lower direct operating costs, including lower oil prices, and lower leach pad inventory adjustments, partially offset by lower ounces sold.  Depreciation and amortization per ounce sold and all-in sustaining costs per ounce sold were both in line with the prior year period.

CC&V, USA. We purchased 100% of the Cripple Creek & Victor gold mining business in Colorado from AngloGold Ashanti Limited on August 3, 2015.

Nine months ended September 30, 2016 compared to 2015

Carlin, USA. Gold ounces produced increased 3% primarily due to higher ore grade milled at Mill 6 as a result of higher tons mined at Leeville as well as higher throughput at Mill 5. Costs applicable to sales per ounce sold decreased 1% due to higher ounces sold, lower fuel prices, and lower stockpile and leach pad inventory adjustments, partially offset by higher direct operating costs. Depreciation and amortization per ounce sold decreased 4% due to higher ounces sold and lower stockpile and leach pad inventory adjustments. All-in sustaining costs per ounce sold decreased 4% due to lower costs applicable to sales per ounce sold and lower sustaining capital spend as a result of projects nearing completion and higher ounces sold.

Phoenix, USA. Gold ounces produced decreased 1% due to lower ore grade milled and lower recovery, partially offset by higher ore grade leached at Lone Tree. Copper pounds produced decreased 11% primarily due to lower ore grade milled and lower leach recovery. Costs applicable to sales per ounce sold was in line with the prior year period. Costs applicable to sales per pound sold increased 30% primarily due to a significant inventory adjustment in the current year period and lower pounds sold.  Depreciation and amortization per ounce sold increased 24% primarily due to lower ounces sold.  Depreciation and amortization per pound sold increased 53% primarily due to a significant inventory adjustment in the current year period and lower pounds sold. All-in sustaining costs per ounce sold decreased 4% primarily due to lower sustaining capital spend as a result of projects nearing completion, partially offset by lower ounces sold. All-in sustaining costs per pound sold increased 27% primarily due to higher costs applicable to sales per pound sold.

Twin Creeks, USA. Gold ounces produced decreased 5% due to lower ore grade milled as a result of a planned stripping campaign,  partially offset by higher throughput as a result of higher tons mined at TRJV. Costs applicable to sales per ounce sold decreased 6% due to lower leach pad inventory adjustments and lower oil prices, partially offset by lower ounces sold.  Depreciation and amortization per ounce sold was in line with the prior year period. All-in sustaining costs per ounce sold decreased 9% primarily due to lower costs applicable to sales per ounce sold and lower sustaining capital spend as a result of project completion, partially offset by lower ounces sold.

CC&V, USA. We purchased 100% of the Cripple Creek & Victor gold mining business in Colorado from AngloGold Ashanti Limited on August 3, 2015.

South America Operations

	Gold or Copper		Costs Applicable		Depreciation and		All-In Sustaining
	Produced		to Sales (1)		Amortization		Costs (2)
	2016	2015	2016	2015	2016	2015	2016	2015

Three Months Ended September 30,	(in thousands)		($ per ounce sold)		($ per ounce sold)		($ per ounce sold)
Yanacocha	147	242	$1,022	$625	$633	$343	$1,137	$868
Yanacocha (48.65%)	(72)	(117)
Attributable to Newmont (3)	75	125

	Gold or Copper		Costs Applicable		Depreciation and		All-In Sustaining
	Produced		to Sales (1)		Amortization		Costs (2)
	2016	2015	2016	2015	2016	2015	2016	2015

Nine Months Ended September 30,	(in thousands)		($ per ounce sold)		($ per ounce sold)		($ per ounce sold)
Yanacocha	483	706	$828	$573	$459	$318	$1,061	$813
Yanacocha (48.65%)	(235)	(343)
Attributable to Newmont (4)	248	363

(1)	Excludes Depreciation and amortization and Reclamation and remediation.
(2)	All-In Sustaining Costs is a non-GAAP financial measure. See Non-GAAP Financial Measures beginning on page 79.
(3)	Excludes 17 and 16 ounces in 2016 and 2015, respectively, from our interest in La Zanja.
(4)	Excludes 50 and 48 ounces in 2016 and 2015, respectively, from our interest in La Zanja.

Three months ended September 30, 2016 compared to 2015

Yanacocha, Peru. Gold production decreased 39% primarily due to lower heap leach tons placed and lower ore grade leached in addition to lower mill grade, throughput and recovery. Costs applicable to sales per ounce sold increased 64% due to lower ounces sold, higher direct operating costs and higher leach pad inventory adjustments, including a significant inventory adjustment in the current year period.  Depreciation and amortization per ounce sold increased 85% due to lower ounces sold, higher leach pad inventory adjustments, including a significant inventory adjustment in the current year period, and higher amortization rates. All-in sustaining costs per ounce sold increased 31% primarily due to higher costs applicable to sales per ounce sold.

Nine months ended September 30, 2016 compared to 2015

Yanacocha, Peru. Gold production decreased 32% primarily due to lower mill grade, throughput and recovery as well as lower heap leach tons placed. Costs applicable to sales per ounce sold increased 45% due to lower ounces sold, higher direct operating costs and higher leach pad inventory adjustments, including a significant inventory adjustment in the current year period. Depreciation and amortization per ounce sold increased 44% due to lower ounces sold, higher leach pad inventory adjustments, including a significant inventory adjustment in the current year period, and higher amortization rates. All-in sustaining costs per ounce sold increased 31% primarily due to higher costs applicable to sales per ounce sold and higher sustaining capital spend per ounce sold mainly as a result of lower ounces sold.

Asia Pacific Operations

	Gold or Copper		Costs Applicable		Depreciation and		All-In Sustaining
	Produced		to Sales (1)		Amortization		Costs (2)
	2016	2015	2016	2015	2016	2015	2016	2015
Three Months Ended September 30,
Gold (3)	(ounces in thousands)		($ per ounce sold)		($ per ounce sold)		($ per ounce sold)
Boddington	220	205	$631	$631	$135	$130	$723	$712
Tanami	114	126	503	439	177	181	768	595
Waihi (4)	—	33	—	416	—	149	—	517
Kalgoorlie	95	89	635	789	46	59	714	872
Total/Weighted-Average	429	453	$598	$595	$130	$141	$752	$715

Copper (3)	(pounds in millions)		($ per pound sold)		($ per pound sold)		($ per pound sold)
Boddington	21	21	$1.56	$1.66	$0.31	$0.32	$1.90	$2.05

Copper (3)	(tonnes in thousands)
Boddington	10	10

	Gold or Copper		Costs Applicable		Depreciation and		All-In Sustaining
	Produced		to Sales (1)		Amortization		Costs (2)
	2016	2015	2016	2015	2016	2015	2016	2015
Nine Months Ended September 30,
Gold (3)	(ounces in thousands)		($ per ounce sold)		($ per ounce sold)		($ per ounce sold)
Boddington	601	590	$674	$702	$140	$138	$762	$803
Tanami	360	341	502	507	173	187	700	686
Waihi (4)	—	107	—	471	—	120	—	544
Kalgoorlie	284	234	688	884	50	68	775	987
Total/Weighted-Average	1,245	1,272	$627	$664	$135	$146	$766	$804

Copper (3)	(pounds in millions)		($ per pound sold)		($ per pound sold)		($ per pound sold)
Boddington	57	59	$1.66	$1.76	$0.33	$0.32	$1.96	$2.11

Copper (3)	(tonnes in thousands)
Boddington	26	27

(1)	Excludes Depreciation and amortization and Reclamation and remediation.
(2)	All-In Sustaining Costs is a non-GAAP financial measure. See Non-GAAP Financial Measures beginning on page 79.
(3)	Excludes the results of Batu Hijau. For amounts produced by our discontinued operations, see Discontinued Operations below.
(4)	On October 29, 2015, the Company sold the Waihi mine.

Three months ended September 30, 2016 compared to 2015

Boddington, Australia. Gold production increased 7% primarily due to higher throughput as well as higher ore grade milled. Copper production was in line with the prior year period. Costs applicable to sales per ounce sold was in line with the prior year period as the favorable impact of higher gold ounces sold and lower oil prices were mostly offset by an unfavorable Australian dollar foreign currency exchange rate and a higher co-product allocation of costs to gold due to changes in the gold and copper revenue percentages. Costs applicable to sales per pound sold decreased 6% primarily due to lower oil prices and a lower co-product allocation of costs to copper due to changes in the gold and copper revenue percentages, partially offset by an unfavorable Australian dollar foreign currency exchange rate. Depreciation and amortization per ounce sold increased 4% primarily due to capital additions and  a higher co-product allocation of costs to gold due to changes in the gold and copper revenue percentages, partially offset by higher ounces sold.  Depreciation and amortization per pound sold decreased 3% primarily due to a lower co-product allocation of costs to copper due to changes in the gold and copper revenue percentages. All-in sustaining costs per ounce sold increased 2% primarily due to higher sustaining capital spend as a result of timing of spend, partially offset by higher ounces sold. All-in sustaining costs per pound sold decreased 7% primarily due to lower costs applicable to sales per pound sold.

Tanami, Australia. Gold ounces produced decreased 10% primarily due to lower ore grade milled and a reduction of in-circuit inventory in the prior year period, partially offset by higher throughput driven by more ore tons mined. Costs applicable to sales per ounce sold increased 15% mainly due to lower ounces sold, an unfavorable Australian dollar foreign currency exchange rate and higher mining costs due to lower capitalization of mine development and higher maintenance costs, partially offset by lower oil prices. Depreciation and amortization per ounce sold decreased 2% primarily due to lower amortization rates, partially offset by lower ounces sold. All-in sustaining costs per ounce sold increased 29% primarily due to higher costs applicable to sales per ounce sold and higher sustaining capital spend, as well as lower ounces sold.

Waihi, New Zealand. On October 29, 2015, we completed the sale of the Waihi mine to OceanaGold.

Kalgoorlie, Australia. Gold ounces produced increased 7% primarily due to higher throughput and a build of in-circuit inventory in the prior year period, partially offset by lower ore grade milled. Costs applicable to sales per ounce sold decreased 20% primarily due to higher ounces sold and lower oil prices, partially offset by an unfavorable Australian dollar foreign currency exchange rate. Depreciation and amortization per ounce sold decreased 22% primarily due to higher ounces sold and lower amortization rates. All-in sustaining costs per ounce sold decreased 18% primarily due to lower costs applicable to sales per ounce sold.

Nine months ended September 30, 2016 compared to 2015

Boddington, Australia. Gold production increased 2% primarily due to higher throughput and recovery, partially offset by lower ore grade milled. Copper production decreased 3% primarily due to lower ore grade milled as a result of lower ore grade mined, partially offset by higher throughput and higher recovery. Costs applicable to sales per ounce sold decreased 4% primarily due to higher volumes, lower oil prices, a favorable Australian dollar foreign currency exchange rate and stockpile inventory adjustments in the prior year period, partially offset by a higher co-product allocation of costs to gold due to changes in the gold and copper revenue percentages.  Costs applicable to sales per pound sold decreased 6% primarily due to lower oil prices, a favorable Australian dollar foreign currency exchange rate, a lower co-product allocation of costs to copper due to changes in the gold and copper revenue percentages and stockpile inventory adjustments in the prior year period, partially offset by lower pounds sold. Depreciation and amortization per ounce sold increased 1% primarily due to a higher co-product allocation of costs to gold due to changes in the gold and copper revenue percentages, partially offset by higher volumes and stockpile inventory adjustments in the prior year period.  Depreciation and amortization per pound sold increased 3% primarily due to lower pounds sold.  All-in sustaining costs decreased 5% per ounce sold and 7% per pound sold primarily due to lower costs applicable to sales per ounce and per pound sold.

Tanami, Australia. Gold ounces produced increased 6% mainly due to higher throughput as a result of higher ore tons mined, partially offset by lower ore grade milled. Costs applicable to sales per ounce sold decreased 1% mainly due to higher ounces sold, lower oil prices and a favorable Australian dollar foreign currency exchange rate, mostly offset by higher underground mining costs due to lower capitalization of mine development, higher paste fill activity and higher maintenance costs. Depreciation and amortization per ounce sold decreased 7% primarily due to higher ounces sold.  All-in sustaining costs per ounce sold increased 2% primarily due to higher advanced projects spend and higher near mine exploration spend, partially offset by lower costs applicable to sales per ounce sold.

Waihi, New Zealand. On October 29, 2015, we completed the sale of the Waihi mine to OceanaGold.

Kalgoorlie, Australia. Gold ounces produced increased 21% primarily due to higher throughput as a result of higher mill utilization, higher ore grade milled and a reduction of in-circuit inventory. Costs applicable to sales per ounce sold decreased 22% primarily due to higher ounces sold, lower oil prices and a favorable Australian dollar foreign currency exchange rate. Depreciation and amortization per ounce sold decreased 26% primarily due to higher ounces sold and lower amortization rates.  All-in sustaining costs per ounce sold decreased 21% primarily due to lower costs applicable to sales per ounce sold.

Africa Operations

	Gold or Copper		Costs Applicable		Depreciation and		All-In Sustaining
	Produced		to Sales (1)		Amortization		Costs (2)
	2016	2015	2016	2015	2016	2015	2016	2015

Three Months Ended September 30,	(in thousands)		($ per ounce sold)		($ per ounce sold)		($ per ounce sold)
Ahafo	86	77	$1,112	$652	$351	$140	$1,384	$873
Akyem	116	116	532	469	280	209	641	603
Total / Weighted Average	202	193	$778	$543	$310	$181	$970	$723

	Gold or Copper		Costs Applicable		Depreciation and		All-In Sustaining
	Produced		to Sales (1)		Amortization		Costs (2)
	2016	2015	2016	2015	2016	2015	2016	2015

Nine Months Ended September 30,	(in thousands)		($ per ounce sold)		($ per ounce sold)		($ per ounce sold)
Ahafo	264	252	$803	$599	$235	$154	$1,049	$849
Akyem	345	352	499	431	269	200	594	548
Total / Weighted Average	609	604	$631	$501	$254	$181	$800	$688

(1)	Excludes Depreciation and amortization and Reclamation and remediation.
(2)	All-In Sustaining Costs is a non-GAAP financial measure. See Non-GAAP Financial Measures beginning on page 79.

Three months ended September 30, 2016 compared to 2015

Ahafo, Ghana. Gold production increased 12% primarily due to a lower build of in-circuit inventory as compared to the prior year period and higher recovery, partially offset by lower mill grade and throughput. Costs applicable to sales per ounce sold increased 71% primarily due to stockpile inventory adjustments in the current year period, partially offset by lower direct operating costs, including lower oil prices, as well as higher ounces sold.  Depreciation and amortization per ounce sold increased 151% primarily due to stockpile inventory adjustments in the current year period, partially offset by higher ounces sold. All-in sustaining costs per ounce sold increased 59% primarily due to higher costs applicable to sales per ounce sold.

Akyem, Ghana. Gold production was in line with the prior year period. Costs applicable to sales per ounce sold increased 13% primarily due to higher direct operating costs, partially offset by lower oil prices. Depreciation and amortization per ounce sold increased 34% due to higher amortization rates. All-in sustaining costs per ounce increased 6% primarily due to higher costs applicable to sales per ounce sold, partially offset by lower sustaining capital spend as a result of completing projects.

Nine months ended September 30, 2016 compared to 2015

Ahafo, Ghana. Gold production increased 5% due to higher throughput as a result of increased power availability as compared to the prior year period due to the required load shedding from the power shortage in Ghana, partially offset by lower ore grade milled and a higher build of in‑circuit inventory in the current year period.  Costs applicable to sales per ounce sold increased 34% due to stockpile inventory adjustments in the current year period, higher direct operating costs, including higher milling costs due to higher throughput, partially offset by higher ounces sold and lower oil prices.  Depreciation and amortization per ounce sold increased 53% due to stockpile inventory adjustments in the current year period, partially offset by higher ounces sold. All-in sustaining costs per ounce sold increased 24% primarily due to higher costs applicable to sales per ounce sold.

Akyem, Ghana. Gold production decreased 2% due to lower ore grade milled and a build of in-circuit inventory as compared to a draw-down in the prior year period, partially offset by higher throughput as a result of increased power availability as compared to the prior year period due to the required load shedding, driven by the power shortage in Ghana, and higher recovery. Costs applicable to sales per ounce sold increased 16% due to higher direct operating costs, including higher milling costs due to higher throughput, and lower ounces sold, partially offset by lower oil prices.  Depreciation and amortization per ounce sold increased 35% due to higher amortization rates and lower ounces sold. All-in sustaining costs per ounce sold increased 8% primarily due to higher costs applicable to sales per ounce sold, partially offset by lower sustaining capital spend as a result of completing projects.

Discontinued Operations

	Gold or Copper
	Produced
	2016	2015

Three Months Ended September 30,
Gold	(ounces in thousands)
Batu Hijau	219	216
Attributable to Newmont (48.5%)	106	105

Copper	(pounds in millions)
Batu Hijau	135	147
Attributable to Newmont (48.5%)	65	72

Copper	(tonnes in thousands)
Batu Hijau	61	67
Attributable to Newmont (48.5%)	30	33

	Gold or Copper
	Produced
	2016	2015

Nine Months Ended September 30,
Gold	(ounces in thousands)
Batu Hijau	600	504
Attributable to Newmont (48.5%)	291	244

Copper	(pounds in millions)
Batu Hijau	363	381
Attributable to Newmont (48.5%)	176	185

Copper	(tonnes in thousands)
Batu Hijau	165	173
Attributable to Newmont (48.5%)	80	84

For additional information regarding our discontinued operation, see Note 3 to our Condensed Consolidated Financial Statements.

Foreign Currency Exchange Rates

Foreign currency exchange rates can increase or decrease profit margins and Costs applicable to sales to the extent costs are paid in foreign currencies. Such fluctuations have not had a material impact on our revenue since gold and copper are sold throughout the world principally in U.S. dollars. Despite selling gold and copper in London, we have no exposure to the euro or the British pound.

Our foreign operations sell their gold and copper production based on U.S. dollar metal prices. Approximately 32% and 27% of Costs applicable to sales for our foreign operations were paid in currencies other than the U.S. dollar during the three months ended September 30, 2016 and 2015, respectively, of which approximately 28% was denominated in the Australian dollar in the current year. Approximately 33% and 31% of Costs applicable to sales for our foreign operations were paid in currencies other than the U.S. dollar during the nine months ended September 30, 2016 and 2015, respectively, of which approximately 29% was denominated in the Australian dollar in the current year. Variations in the local currency exchange rates in relation to the U.S. dollar at our foreign mining operations decreased Costs applicable to sales by approximately $1 per ounce, net of hedging losses, during the three months ended September 30, 2016,  compared to the same period in 2015. Variations in the local currency exchange rates in relation to the U.S. dollar at our foreign mining operations decreased Costs applicable to sales by approximately $12 per ounce, net of hedging losses, during the nine months ended September 30, 2016, compared to the same periods in 2015, of which Australia accounted for approximately $11 per ounce of the total decrease.

Liquidity and Capital Resources

Liquidity Overview

During the nine months ended September 30, 2016, our cash and cash equivalents decreased from $2,363 to $2,099. The net cash outflow of $264 was primarily used for $832 for additions to property, plant and mine development, $777 of debt repayments at Corporate, $146 for dividends paid to noncontrolling interests at Yanacocha and $20 in net outflows of other investing and financing activities. These outflows were partially offset by operating cash flows from continuing operations of $1,327 in addition to proceeds received from the sale of Regis Resources Ltd. of $184.

Our Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2016 and 2015 are summarized as follows:

	Nine Months Ended
	September 30,
	2016	2015
Net cash provided by operating activities of continuing operations	$1,327	$1,304
Net cash provided by operating activities of discontinued operations	826	569
Net cash provided by operating activities	$2,153	$1,873

Net cash used in investing activities of continuing operations	$(661)	$(1,600)
Net cash used in investing activities of discontinued operations	(41)	(52)
Net cash used in investing activities	$(702)	$(1,652)

Net cash (used in) provided by financing activities of continuing operations	$(926)	$525
Net cash used in financing activities of discontinued operations	(319)	(164)
Net cash (used in) provided by financing activities	$(1,245)	$361

Operating Activities

Net cash provided by operating activities of continuing operations was $1,327 during the nine months ended September 30, 2016, an increase of $23 from the nine months ended September 30, 2015, primarily due to higher average realized gold prices resulting in higher sales, partially offset by unfavorable movements in working capital, slightly higher operating costs and lower average realized copper prices.

Investing Activities

Net cash used in investing activities of continuing operations decreased to $702 during the nine months ended September 30, 2016 compared to $1,652 during the same period in 2015. Details of investing activities are below:

Additions to property, plant and mine development were $832 and $889 during the nine months ended September 30, 2016 and 2015, respectively, as follows:

	Nine Months Ended
	September 30,
	2016	2015
North America:
Carlin	$116	$189
Phoenix	15	20
Twin Creeks	29	39
Long Canyon	101	56
CC&V	49	27
Other North America	3	3
	313	334
South America:
Yanacocha	64	62
Merian	202	254
	266	316
Asia Pacific: (1)
Boddington	40	42
Tanami	93	68
Waihi (2)	—	11
Kalgoorlie	13	14
Other Asia Pacific	—	3
	146	138
Africa:
Ahafo	61	66
Akyem	15	31
	76	97
Corporate and Other	6	33
Accrual basis	807	918
Decrease (increase) in accrued capital expenditures and other non-cash adjustments	25	(29)
Cash basis	$832	$889

(1)	On June 30, 2016, we announced the anticipated sale of Batu Hijau. For additional information regarding our discontinued operations, see Note 3 to the Condensed Consolidated Financial Statements.
(2)	On October 29, 2015, the Company sold the Waihi mine.

Development capital expenditures in North America during the nine months ended September 30, 2016 primarily related to the Long Canyon project and the mine life extension project at CC&V. Development capital expenditures in South America primarily related to the Merian project, which reached commercial production on October 1, 2016. The development capital expenditures in Asia Pacific related to the expansion project at Tanami. Development capital expenditures in Africa primarily related to the Subika Underground project.

Development capital expenditures in North America during the nine months ended September 30, 2015 primarily related to the Turf Vent Shaft project and the Long Canyon project. Development capital expenditures in South America primarily related to the Merian project. The development capital expenditures in Asia Pacific related to the expansion project at Tanami and for underground mine development. Development capital expenditures in Africa related to the Subika Underground project and the Ahafo Mill Expansion.

Refer to the discussion above regarding our global project pipeline discussion for additional details.

Sustaining capital expenditures in North America during the nine months ended September 30, 2016 primarily related to tailings facility construction and capitalized component purchases. Sustaining capital expenditures in South America primarily related to the construction of water treatment facilities, a tailings facility expansion, capitalized component purchases and infrastructure improvements. Sustaining capital expenditures in Asia Pacific primarily related to equipment and capitalized component purchases, underground mine development and tailings and support facility construction in Australia. Sustaining capital expenditures in Africa were primarily related water treatment plant construction, a tailings facility expansion, purchase of mining equipment and capitalized component purchases.

Sustaining capital expenditures in North America during the nine months ended September 30, 2015 primarily related to tailings facility construction and capitalized component purchases. Sustaining capital expenditures in South America primarily related to capitalized component purchases and infrastructure improvements. Sustaining capital expenditures in Asia Pacific primarily related to mining equipment purchases, underground mine development and tailings and support facility construction in Australia and New Zealand. Sustaining capital expenditures in Africa related to providing supplemental power capacity, a tailings facility expansion and capitalized component purchases. Sustaining capital expenditures in Corporate primarily related to TMAC Resources, which was consolidated in the first half of 2015.

Acquisitions, net. During the three months ended September 30, 2015, we acquired the CC&V gold mining business for $819.

Proceeds from sales of investments. During the nine months ended September 30, 2016, we received $184 from the sale of Regis Resources Ltd. During the nine months ended September 30, 2015, we received $29 primarily from the maturity of a Certificate of Deposit for $25.

Proceeds from sales of other assets. During the nine months ended September 30, 2016, we received $8 primarily from cash received from the sale of various royalties on mineral interests. During the nine months ended September 30, 2015, we received $126, of which $70 was from the sale of EGR ($119 cash proceeds, net of $49 cash transferred), $38 from the sale of Hemlo mineral rights in Ontario, Canada, $12 from the sale of the Valmy property in Nevada and $6 was from the sale of Relief Canyon in Nevada.

Financing Activities

Net cash (used in) provided by financing activities of continuing operations was $1,245 during the nine months ended September 30, 2016 compared to net cash provided by financing activities of $361 during the nine months ended September 30, 2015. Details of financing activities are below:

Repayment of debt. During the nine months ended September 30, 2016, we used $777 for debt repayments, of which $498 related to reductions of Senior Notes and $275 related to the payoff of the Term Loan. During the nine months ended September 30, 2015, we used $227 for debt repayments, of which $200 was from the 2019 Term Loan and $25 was for the Ahafo Project Finance Facility.

Scheduled minimum debt and capital lease repayments are $3 for the remainder of 2016,  $575 in 2017,  $nil in 2018,  $626 in 2019,  $nil in 2020 and $3,974 thereafter. We generally expect to be able to fund maturities of debt from Net cash provided by operating activities of continuing operations, current investments, existing cash balances and available credit facilities. Depending upon market conditions and strategic considerations, we may choose to purchase or refinance some maturing debt in the capital markets.

At September 30, 2016 and December 31, 2015, we were in compliance with all debt covenants and provisions related to potential defaults.

Proceeds from stock issuance, net. During the nine months ended September 30, 2015, we received $675 in net proceeds from a common stock issuance. Proceeds from the common stock sale, supplemented with cash from our balance sheet, were used for the acquisition of CC&V.

Proceeds from the sale of noncontrolling interests. We received $37 in proceeds during the nine months ended September 30, 2015, of which, $34 related to TMAC’s private placement to raise funds and $3 was for the remaining payment from the government of Suriname for the 25% noncontrolling interest in the development of the Merian project.

Funding from noncontrolling interests. We received $58 and $89 in funding during the nine months ended September 30, 2016 and 2015, respectively, for the development of the Merian project from Staatsolie (a company wholly owned by the Republic of Suriname).

Dividends paid to noncontrolling interests. During the nine months ended September 30, 2016, Yanacocha paid dividends of $146 to noncontrolling interests.

Dividends paid to common stockholders. We declared regular quarterly dividends totaling $0.075 and $0.075 per common share for the nine months ended September 30, 2016 and 2015, respectively. We paid dividends of $41 and $38 to common stockholders during the nine months ended September 30, 2016 and 2015, respectively.

Discontinued Operations

Net cash provided by operating activities of discontinued operations was $826 and $569 during the nine months ended September 30, 2016 and 2015, respectively, of which $834 and $578, respectively, related to the operating activities at Batu Hijau and $8 and $9, respectively, related to payments on the Holt property royalty paid out of cash and cash equivalents.

Net cash used in investing activities of discontinued operations was $41 and $52 during the nine months ended September 30, 2016 and 2015, respectively, and related entirely to Additions to property, plant and mine development at our Batu Hijau operations.

Net cash used in financing activities of discontinued operations was $319 and $164 during the nine months ended September 30, 2016 and 2015, respectively. During the nine months ended September 30, 2016, we repaid $330 extinguishing the PTNNT revolving credit facility. This was partially offset by decreases in restricted cash at Batu Hijau of $11. During the nine months ended September 30, 2015, we repaid $105 to reduce the PTNNT revolving credit facility and increased our restricted cash balance at Batu Hijau by $59.

For additional information regarding Batu Hijau, which is classified as held for sale, see Note 3 to our Condensed Consolidated Financial Statements.

Off-Balance Sheet Arrangements

We have the following off-balance sheet arrangements: operating leases (as discussed in Note 28 to the Consolidated Financial Statements for the year ended December 31, 2015, filed on February 17, 2016 on Form 10-K) and $2,168 of outstanding letters of credit, surety bonds and bank guarantees (see Note 25 to the Condensed Consolidated Financial Statements). At September 30, 2016,  $80 of the $3,000 corporate revolving credit facility was used to secure the issuance of letters of credit, primarily supporting reclamation obligations.

We also have sales agreements or commitments to sell copper and gold concentrates at market prices as follows (in thousands of tonnes):

	2016	2017	2018	2019	2020	Thereafter
Batu Hijau (1)	226	––	––	––	––	––
Boddington	53	234	195	99	77	––
Phoenix	53	49	55	55	47	186
	332	283	250	154	124	186

(1)	On June 30, 2016 we announced the anticipated sale of Batu Hijau. For additional information regarding our discontinued operations, see Note 3 to the Condensed Consolidated Financial Statements.

Other Liquidity Matters

At September 30, 2016, the Company had $2,099 in Cash and cash equivalents, of which $1,025 was held in foreign subsidiaries and is primarily held in U.S. dollar denominated accounts with the remainder in foreign currencies readily convertible to U.S. dollars. At September 30, 2016,  $347 of the consolidated cash and cash equivalents was attributable to noncontrolling interests primarily related to our Peruvian and Surinamese operations which is being held to fund those operations and development projects. At September 30, 2016,  $941 in consolidated cash and cash equivalents ($613 attributable to Newmont) was held at certain foreign subsidiaries that, if repatriated, may be subject to withholding taxes. The repatriation of this cash and the applicable withholding taxes would generate foreign tax credits in the U.S. As a result, we expect that there would be no additional tax burden upon repatriation after considering the cash cost associated with the withholding taxes.

We believe that our liquidity and capital resources from U.S. operations and flow-through foreign subsidiaries are adequate to fund our U.S. operations and corporate activities.

Environmental

Our mining and exploration activities are subject to various federal and state laws and regulations governing the protection of the environment. We have made, and expect to make in the future, expenditures to comply with such laws and regulations, but cannot predict the full amount of such future expenditures. At September 30, 2016 and December 31, 2015, $1,349 and $1,300, respectively, were accrued for reclamation costs relating to currently or recently producing mineral properties.

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

We are also performing a comprehensive study of the current Yanacocha reclamation plan to update closure scope, timing and cost estimates while preserving optionality for potential future projects at Yanacocha. The Yanacocha closure study continued to progress the development of a revised reclamation plan during the third quarter of 2016 and is currently undergoing significant review and revision. As of September 30, 2016, the study team continued to evaluate and revise the assumptions and estimated costs of the potential changes to the closure plan with a focus on optimizing the approach to water treatment, earthworks, demolition and related support activities. We continue to engage with communities and regulators in Peru to gather stakeholder feedback as the revised closure plan is developed and to ensure all regulatory requirements are met.  In conjunction with our annual update process for all asset retirement obligations, we expect to record an adjustment to the Yanacocha reclamation liability in the fourth quarter of 2016 based on the planned progress of the closure study. The revised reclamation plan, once approved by management, is expected to result in an increase in the reclamation obligation recorded at Yanacocha and this increase could be material.  Additionally, increases in the future reclamation costs at Yanacocha could result in a significant impact to Income (loss) from continuing operations from a potential impairment of the Yanacocha long-lived assets based on the current mine plans, in addition to an increase in all-in sustaining costs.

For a complete discussion of the factors that influence our reclamation obligations and the associated risks, refer to Managements’ Discussion and Analysis of Consolidated Financial Condition and Results of Operations under the heading “Critical Accounting Policies” and refer to Risk Factors under the heading “Mine closure and remediation costs for environmental liabilities may exceed the provisions we have made” for the year ended December 31, 2015, filed February 17, 2016 on Form 10-K.

In addition, we are involved in several matters concerning environmental obligations associated with former mining activities. Based upon our best estimate of our liability for these matters, $300 and $318 were accrued for such obligations at September 30, 2016 and December 31, 2015, respectively. We spent $21 and $33 during the nine months ended 2016 and 2015, respectively, for environmental obligations related to the former, primarily historic, mining activities and have classified $34 as a current liability at September 30, 2016.

During the nine months ended September 30, 2016 and 2015, capital expenditures were approximately $60 and $77, respectively, to comply with environmental regulations.

For more information on the Company’s reclamation and remediation liabilities, see Notes 6 and 25 to the Condensed Consolidated Financial Statements.

Accounting Developments

For a discussion of Recently Adopted and Recently Issued Accounting Pronouncements, see Note 2 to the Condensed Consolidated Financial Statements.

Non-GAAP Financial Measures

Non-GAAP financial measures are intended to provide additional information only and do not have any standard meaning prescribed by generally accepted accounting principles (“GAAP”). These measures should not be considered in isolation or as a substitute for measures of performance prepared in accordance with GAAP. Unless otherwise noted, we present the Non-GAAP financial measures of our continuing operations in the tables below. For additional information regarding our discontinued operations, see Note 3 to the Condensed Consolidated Financial Statements.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Net income (loss) attributable to Newmont stockholders	$(358)	$219	$(283)	$474
Net income (loss) attributable to noncontrolling interests, net of tax
Continuing operations	(34)	—	(62)	11
Batu Hijau operations	79	66	229	177
	45	66	167	188
Loss (income) from discontinued operations, net of tax (1)
Holt property royalty obligation	19	(17)	72	(34)
Batu Hijau operations	(148)	(109)	(424)	(342)
Loss on classification as held for sale	577	—	577	—
	448	(126)	225	(376)
Equity loss (income) of affiliates	(2)	18	8	34
Income and mining tax expense (benefit)	90	61	555	302
Depreciation and amortization	335	292	892	792
Interest expense, net	64	74	204	226
EBITDA	$622	$604	$1,768	$1,640
Adjustments:
Impairment of investments (2)	$—	$29	$—	$102
Impairment of long-lived assets (3)	—	3	4	6
Restructuring and other (4)	7	12	26	26
Acquisition costs (5)	9	7	11	15
Gain on deconsolidation of TMAC (6)	—	(76)	—	(76)
Loss on debt repayment (7)	1	—	4	—
La Quinua leach pad revision (8)	32	—	32	—
Loss (gain) on asset and investment sales (9)	(5)	(66)	(109)	(109)
Adjusted EBITDA	$666	$513	$1,736	$1,604

(1)

Loss (income) from discontinued operations relates to (i) adjustments in our Holt property royalty, presented net of tax expense (benefit) of $(9), $7, $(32) and $15, respectively, (ii) the operations of Batu Hijau, presented net of tax expense (benefit) of $90, $90, $258 and $194, respectively, and (iii) the loss on classification as held for sale, which has been recorded on an attributable basis. For additional information regarding our discontinued operations, see Note 3 to our Condensed Consolidated Financial Statements.

(2)	Impairment of investments, included in Other income, net, represents other-than-temporary impairments on equity and cost method investments and does not relate to our core operations.
(3)	Impairment of long-lived assets, included in Other expense, net, represents non-cash write-downs that do no impact our core operations.
(4)

Restructuring and other, included in Other expense, net, represents certain costs associated with the Full Potential initiative announced in 2013, accrued legal costs in our Africa region during 2016 as well as system integration costs related to our acquisition of CC&V.

(5)	Acquisition costs, included in Other expense, net represents adjustments made in 2016 to the contingent consideration liability from the acquisition of Boddington, and costs associated with the acquisition of CC&V in 2015.
(6)	Gain on deconsolidation of TMAC, included in Other income, net, resulted from the determination that TMAC should no longer be considered a variable interest entity during the third quarter of 2015.
(7)

Loss on debt repayment, included in Other income, net, represents the impact of the debt tender offer on our 2019 Notes and 2039 Notes during the first quarter of 2016 and our Term Loan paydown in the third quarter of 2016.

(8)

La Quinua leach pad revision, included in Costs applicable to sales, represents a significant write off of the estimated recoverable ounces in our South America segment during the third quarter of 2016.

(9)

Loss (gain) on asset and investment sales, included in Other income, net, primarily represents the sale of our holdings in Regis Resources Ltd. in the first quarter of 2016, income recorded in the third quarter of 2016 associated with contingent consideration from the sale of  certain properties in our North America segment during 2015, land sales of Hemlo mineral rights in Canada and the Relief Canyon mine in Nevada during the first quarter of 2015 and a gain related to the sale of our holdings in EGR in the third quarter of 2015.

Adjusted net income (loss)

Management uses Adjusted net income (loss) to evaluate the Company’s operating performance and for planning and forecasting future business operations. The Company believes the use of Adjusted net income (loss) allows investors and analysts to understand the results of the continuing operations of the Company and its direct and indirect subsidiaries relating to the production and sale of minerals, by excluding certain items that have a disproportionate impact on our results for a particular period. The net income (loss) adjustments are generally presented net of tax at the Company’s statutory effective tax rate of 35% and net of our partners’ noncontrolling interests when applicable. The impact of the adjustments through the Company’s valuation allowance is included in Tax adjustments. The Tax adjustment also includes items such as foreign tax credits, alternative minimum tax credits, capital losses and disallowed foreign losses. Management’s determination of the components of Adjusted net income (loss) are evaluated periodically and based, in part, on a review of non-GAAP financial measures used by mining industry analysts. Net income (loss) attributable to Newmont stockholders is reconciled to Adjusted net income (loss) as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Net income (loss) attributable to Newmont stockholders	$(358)	$219	$(283)	$474
Loss (income) attributable to Newmont stockholders from discontinued operations (1)
Holt property royalty obligation	19	(17)	72	(34)
Batu Hijau operations	(69)	(43)	(195)	(165)
Loss on classification as held for sale	577	—	577	—
Net income (loss) attributable to Newmont stockholders from continuing operations	169	159	171	275
Impairment of investments (2)	—	19	—	66
Impairment of long-lived assets (3)	—	2	2	4
Restructuring and other (4)	6	7	14	14
Acquisition costs (5)	6	5	7	10
Loss (gain) on asset and investment sales (6)	(4)	(36)	(108)	(63)
Gain on deconsolidation of TMAC (7)	—	(49)	—	(49)
Loss on debt repayment (8)	1	—	3	—
La Quinua leach pad revision (9)	17	—	17	—
Tax adjustments (10)	7	(37)	380	79
Adjusted net income (loss)	$202	$70	$486	$336

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Net income (loss) per share, basic	$(0.67)	$0.42	$(0.53)	$0.93
Loss (income) attributable to Newmont stockholders from discontinued operations, net of taxes
Holt property royalty obligation	0.04	(0.04)	0.14	(0.07)
Batu Hijau operations	(0.13)	(0.08)	(0.37)	(0.32)
Loss on classification as held for sale	1.08	—	1.08	—
Net income (loss) attributable to Newmont stockholders from continuing operations	0.32	0.30	0.32	0.54
Impairment of investments, net of taxes	—	0.04	—	0.13
Impairment of long-lived assets, net of taxes	—	0.01	—	0.01
Restructuring and other, net of taxes	0.01	0.02	0.03	0.03
Acquisition costs, net of taxes	0.01	0.01	0.01	0.02
Loss (gain) on asset and investment sales, net of taxes	(0.01)	(0.07)	(0.21)	(0.12)
Gain on deconsolidation of TMAC, net of taxes	—	(0.10)	—	(0.10)
Loss on debt repayment, net of taxes	0.01	—	0.01	—
La Quinua leach pad revision	0.03	—	0.03	—
Tax adjustments	0.01	(0.08)	0.73	0.15
Adjusted net income (loss) per share, basic	$0.38	$0.13	$0.92	$0.66

Net income (loss) per share, diluted	$(0.67)	$0.42	$(0.53)	$0.93
Loss (income) attributable to Newmont stockholders from discontinued operations, net of taxes
Holt property royalty obligation	0.04	(0.04)	0.14	(0.07)
Batu Hijau operations	(0.13)	(0.08)	(0.37)	(0.32)
Loss on classification as held for sale	1.08	—	1.08	—
Net income (loss) attributable to Newmont stockholders from continuing operations	0.32	0.30	0.32	0.54
Impairment of investments, net of taxes	—	0.04	—	0.13
Impairment of long-lived assets, net of taxes	—	0.01	—	0.01
Restructuring and other, net of taxes	0.01	0.02	0.03	0.03
Acquisition costs, net of taxes	0.01	0.01	0.01	0.02
Loss (gain) on asset and investment sales, net of taxes	(0.01)	(0.07)	(0.21)	(0.12)
Gain on deconsolidation of TMAC, net of taxes	—	(0.10)	—	(0.10)
Loss on debt repayment, net of taxes	0.01	—	0.01	—
La Quinua leach pad revision	0.03	—	0.03	—
Tax adjustments	0.01	(0.08)	0.72	0.15
Adjusted net income (loss) per share, diluted	$0.38	$0.13	$0.91	$0.66

Weighted average common shares (millions):
Basic	531	529	530	511
Diluted	533	530	532	512

(1)

Loss (income) from discontinued operations relates to (i) adjustments in our Holt property royalty, presented net of tax expense (benefit) of $(9), $7, $(32) and $15, respectively, (ii) the operations of Batu Hijau, presented net of tax expense (benefit) of $90,  $90,  $258 and $194, respectively, and amounts attributed to noncontrolling interest income (expense) of $(79),  $(66),  $(229) and $(177), respectively, and (iii) the loss on classification as held for sale, which has been recorded on an attributable basis. For additional information regarding our discontinued operations, see Note 3 to our Condensed Consolidated Financial Statements.

(2)

Impairment of investments, included in Other income, net, represents other-than-temporary impairments on equity and cost method investments and does not relate to our core operations. Amounts are presented net of tax expense (benefit) of $-, $(10), $- and $(36), respectively.

(3)

Impairment of long-lived assets, included in Other expense, net, represents non-cash write-downs that do not impact our core operations. Amounts are presented net of tax expense (benefit) of $-, $(1), $(1) and $(2), respectively, and amounts attributed to noncontrolling interest income (expense) of $-, $-, $(1) and $-, respectively.

(4)

Restructuring and other, included in Other expense, net, represents certain costs associated with the Full Potential initiative announced in 2013, accrued legal costs in our Africa region during 2016 as well as system integration costs related to our acquisition of CC&V. Amounts are presented net of tax expense (benefit) of $(1), $(4), $(10) and $(9), respectively, and amounts attributed to noncontrolling interest income (expense) of $-, $(1), $(2) and $(3), respectively.

(5)

Acquisition costs, included in Other expense, net, represents adjustments made in 2016 to the contingent consideration liability from the acquisition of Boddington and costs associated with the acquisition of CC&V in 2015. Amounts are presented net of tax expense (benefit) of $(3), $(2), $(4) and $(5), respectively.
(6)

Loss (gain) on asset and investment sales, included in Other income, net, primarily represents the sale of our holdings in Regis Resources Ltd. in the first quarter of 2016, income recorded in the third quarter of 2016 associated with contingent consideration from the sale of certain properties in our North America segment during 2015, land sales of Hemlo mineral rights in Canada and the Relief Canyon mine in Nevada during the first quarter of 2015 and a gain related to the sale of our holdings in EGR in the third quarter of 2015. Amounts are presented net of tax expense (benefit) of $1, $30, $1 and $46, respectively.

(7)

Gain on deconsolidation of TMAC, included in Other income, net, resulted from the determination that TMAC should no longer be considered a variable interest entity during the third quarter of 2015. Amounts are presented net of tax expense (benefit) of $-, $27, $-, $27 expense (benefit), respectively.

(8)

Loss on debt repayment, included in Other income, net, represents the impact of the debt tender offer on our 2019 Notes and 2039 Notes during the first quarter of 2016 and our Term Loan paydown in the third quarter of 2016. Amounts are presented net of tax expense (benefit) of $-, $-, $(1) and $-, respectively.

(9)

La Quinua leach pad revision, included in Costs applicable to sales and Depreciation and amortization, represents a significant write off of the estimated recoverable ounces in our South America segment during the third quarter of 2016. Amounts are presented net of tax expense (benefit) of $(9), $-, $(9) and $-, respectively, and amounts attributed to noncontrolling interest income (expense) of $(25), $-, $(25) and $-, respectively.

(10)

Tax adjustments include movements in tax valuation allowance and tax adjustments not related to core operations. Second quarter and year to date tax adjustments were primarily the result of a tax restructuring and a loss carryback, both of which resulted in an increase in the Company’s valuation allowance on credits.

Free Cash Flow

Management uses Free Cash Flow as a non-GAAP measure to analyze cash flows generated from operations. Free Cash Flow is Net cash provided by operating activities less Net cash provided by operating activities of discontinued operations less Additions to property, plant and mine development as presented on the Condensed Consolidated Statements of Cash Flows. The Company believes Free Cash Flow is also useful as one of the bases for comparing the Company’s performance with its competitors. Although Free Cash Flow and similar measures are frequently used as measures of cash flows generated from operations by other companies, the Company’s calculation of Free Cash Flow is not necessarily comparable to such other similarly titled captions of other companies.

The presentation of non-GAAP Free Cash Flow is not meant to be considered in isolation or as an alternative to net income as an indicator of the Company’s performance, or as an alternative to cash flows from operating activities as a measure of liquidity as those terms are defined by GAAP, and does not necessarily indicate whether cash flows will be sufficient to fund cash needs. The Company’s definition of Free Cash Flow is limited in that it does not represent residual cash flows available for discretionary expenditures due to the fact that the measure does not deduct the payments required for debt service and other contractual obligations or payments made for business acquisitions. Therefore, the Company believes it is important to view Free Cash Flow as a measure that provides supplemental information to the Company’s Condensed Consolidated Statements of Cash Flows.

The following table sets forth a reconciliation of Free Cash Flow, a non-GAAP financial measure, to Net cash provided by operating activities, which the Company believes to be the GAAP financial measure most directly comparable to Free Cash Flow, as well as information regarding Net cash used in investing activities and Net cash (used in) provided by financing activities.

	Nine Months Ended September 30,
	2016	2015
Net cash provided by operating activities	$2,153	$1,873
Less: Net cash provided by operating activities of discontinued operations	(826)	(569)
Net cash provided by operating activities of continuing operations	1,327	1,304
Less: Additions to property, plant and mine development	(832)	(889)
Free Cash Flow	$495	$415

Net cash used in investing activities (1)	$(702)	$(1,652)
Net cash (used in) provided by financing activities	$(1,245)	$361

(1)	Net cash used in investing activities includes Additions to property, plant and mine development, which is included in the Company’s computation of Free Cash Flow.

Costs applicable to sales per ounce/pound

Costs applicable to sales per ounce/pound are non-GAAP financial measures. These measures are calculated by dividing the costs applicable to sales from continuing operations of gold and copper by gold ounces or copper pounds sold, respectively. These measures are calculated on a consistent basis for the periods presented on a consolidated basis. Costs applicable to sales per ounce/pound statistics are intended to provide additional information only and do not have any standardized meaning prescribed by GAAP and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with GAAP. The measures are not necessarily indicative of operating profit or cash flow from operations as determined under GAAP. Other companies may calculate these measures differently.

The following tables reconcile these non-GAAP measures from continuing operations to the most directly comparable GAAP measures.

Costs applicable to sales per ounce

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Costs applicable to sales (1)	$918	$865	$2,571	$2,439
Gold sold (thousand ounces)	1,300	1,343	3,766	3,787
Costs applicable to sales per ounce	$706	$645	$682	$644

(1)

Includes by-product credits of $11 and $31 during the three and nine months ended September 30, 2016, respectively, and $10 and $32 during the three and nine months ended September 30, 2015, respectively.

Costs applicable to sales per pound

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Costs applicable to sales (1)	$65	$60	$165	$170
Copper sold (million pounds)	30	33	84	93
Costs applicable to sales per pound	$2.14	$1.78	$1.96	$1.82

(1)	Includes by-product credits of $2 and $4 during the three and nine months ended September 30, 2016, respectively, and $2 and $4 during the three and nine months ended September 30, 2015, respectively.

All-In Sustaining Costs

Newmont has worked to develop a metric that expands on GAAP measures, such as cost of goods sold, and non-GAAP measures, such as Costs applicable to sales per ounce, to provide visibility into the economics of our mining operations related to expenditures, operating performance and the ability to generate cash flow from our continuing operations.

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

The following disclosure provides information regarding the adjustments made in determining the all-in sustaining costs measure:

Costs Applicable to Sales - Includes all direct and indirect costs related to current gold production incurred to execute the current mine plan. We exclude certain exceptional or unusual amounts from Costs applicable to sales (“CAS”), such as significant revisions to recovery amounts. CAS includes by-product credits from certain metals obtained during the process of extracting and processing the primary ore-body. CAS is accounted for on an accrual basis and excludes Depreciation and amortization and Reclamation and remediation, which is consistent with our presentation of CAS on the Condensed Consolidated Statements of Operations. In determining AISC, only the CAS associated with producing and selling an ounce of gold is included in the measure. Therefore, the amount of gold CAS included in AISC is derived from the CAS presented in the Company’s Condensed Consolidated Statements of Operations less the amount of CAS attributable to the production of copper at our Phoenix and Boddington mines. The copper CAS at those mine sites is disclosed in Note 5 to the Condensed Consolidated Financial Statements. The allocation of CAS between gold and copper at the Phoenix and Boddington mines is based upon the relative sales value of copper and gold produced during the period.

Reclamation Costs - Includes accretion expense related to Asset Retirement Obligation (“ARO”) and the amortization of the related Asset Retirement Cost (“ARC”) for the Company’s operating properties. Accretion related to the ARO and the amortization of the ARC assets for reclamation does not reflect annual cash outflows but are calculated in accordance with GAAP. The accretion and amortization reflect the periodic costs of reclamation associated with current gold production and are therefore included in the measure. The allocation of these costs to gold and copper is determined using the same allocation used in the allocation of CAS between gold and copper at the Phoenix and Boddington mines.

Advanced Projects and Exploration - Includes incurred expenses related to projects that are designed to increase or enhance current gold production and gold exploration. We note that as current resources are depleted, exploration and advanced projects are necessary for us to replace the depleting reserves or enhance the recovery and processing of the current reserves. As this relates to sustaining our gold production, and is considered a continuing cost of a mining company, these costs are included in the AISC measure. These costs are derived from the Advanced projects, research and development and Exploration amounts presented in the Condensed Consolidated Statements of Operations less the amount attributable to the production of copper at our Phoenix and Boddington mines. The allocation of these costs to gold and copper is determined using the same allocation used in the allocation of CAS between gold and copper at the Phoenix and Boddington mines.

General and Administrative - Includes costs related to administrative tasks not directly related to current gold production, but rather related to supporting our corporate structure and fulfilling our obligations to operate as a public company. Including these expenses in the AISC metric provides visibility of the impact that general and administrative activities have on current operations and profitability on a per ounce basis.

Other expense, net - Includes administrative costs to support current gold production. We exclude certain exceptional or unusual expenses from Other expense, net, such as restructuring, as these are not indicative to sustaining our current gold operations. Furthermore, this adjustment to Other expense, net is also consistent with the nature of the adjustments made to Net income (loss) attributable to Newmont stockholders as disclosed in the Company’s non-GAAP financial measure Adjusted net income (loss). The allocation of these costs to gold and copper is determined using the same allocation used in the allocation of CAS between gold and copper at the Phoenix and Boddington mines.

Treatment and Refining Costs - Includes costs paid to smelters for treatment and refining of our concentrates to produce the salable metal. These costs are presented net as a reduction of Sales.

Sustaining Capital - We determined sustaining capital as those capital expenditures that are necessary to maintain current gold production and execute the current mine plan. Capital expenditures to develop new operations, or related to projects at existing operations where these projects will enhance gold production or reserves, are considered development. We determined the classification of sustaining and development capital projects based on a systematic review of our project portfolio in light of the nature of each project. Sustaining capital costs are relevant to the AISC metric as these are needed to maintain the Company’s current gold operations and provide improved transparency related to our ability to finance these expenditures from current operations. The allocation of these costs to gold and copper is determined using the same allocation used in the allocation of CAS between gold and copper at the Phoenix and Boddington mines.

			Advanced			Treatment				All-In
	Costs		Projects	General	Other	and		All-In	Ounces	Sustaining
Three Months Ended	Applicable	Reclamation	and	and	Expense,	Refining	Sustaining	Sustaining	(000)/Pounds	Costs per
September 30, 2016	to Sales (1)(2)(3)	Costs (4)	Exploration	Administrative	Net (5)	Costs	Capital (6)	Costs	(millions) Sold	oz/lb
Gold
Carlin	$212	$2	$7	$1	$—	$—	$36	$258	272	$949
Phoenix	30	1	—	—	—	2	3	36	47	766
Twin Creeks	52	—	2	1	—	—	8	63	96	656
Long Canyon	—	—	4	—	—	—	—	4	—	—
CC&V	65	1	3	—	—	—	4	73	113	646
Other North America	—	—	3	1	1	—	—	5	—	—
North America	359	4	19	3	1	2	51	439	528	831

Yanacocha	116	15	6	2	—	—	27	166	146	1,137
Merian	—	—	7	—	—	—	—	7	—	—
Other South America	—	—	8	2	—	—	—	10	—	—
South America	116	15	21	4	—	—	27	183	146	1,253

Boddington	139	1	—	—	—	6	13	159	220	723
Tanami	57	1	4	—	—	—	24	86	112	768
Kalgoorlie	57	1	1	—	—	1	5	65	91	714
Other Asia Pacific	—	—	2	4	1	—	1	8	—	—
Asia Pacific	253	3	7	4	1	7	43	318	423	752

Ahafo	95	2	8	—	1	—	13	119	86	1,384
Akyem	63	2	4	—	1	—	5	75	117	641
Other Africa	—	—	1	2	—	—	—	3	—	—
Africa	158	4	13	2	2	—	18	197	203	970

Corporate and Other	—	—	13	50	1	—	1	65	—	—
Total Gold	$886	$26	$73	$63	$5	$9	$140	$1,202	1,300	$925

Copper
Phoenix	$32	$1	$—	$—	$—	$—	$4	$37	9	$4.11
Boddington	33	1	—	—	—	3	3	40	21	1.90
Total Copper	$65	$2	$—	$—	$—	$3	$7	$77	30	$2.57

Consolidated	$951	$28	$73	$63	$5	$12	$147	$1,279

(1)	Excludes Depreciation and amortization and Reclamation and remediation.
(2)	Includes by-product credits of $13.
(3)

Includes stockpile and leach pad inventory adjustments of $8 at Carlin, $1 at Twin Creeks, $17 at Yanacocha and $34 at Ahafo. Total stockpile and leach pad inventory adjustments at Yanacocha of $49 were adjusted above by $32 related to a significant write off of recoverable ounces at the La Quinua Leach Pad.

(4)	Reclamation costs include operating accretion of $19 and amortization of asset retirement costs of $9.
(5)	Other expense, net is adjusted for restructuring and other costs of $7 and acquisition costs of $9.
(6)

Excludes development capital expenditures, capitalized interest and the increase in accrued capital of $122. The following are major development projects: Merian, Long Canyon, and the CC&V and Tanami expansions.

			Advanced			Treatment				All-In
	Costs		Projects	General	Other	and		All-In	Ounces	Sustaining
Three Months Ended	Applicable	Reclamation	and	and	Expense,	Refining	Sustaining	Sustaining	(000)/Pounds	Costs per
September 30, 2015	to Sales (1)(2)(3)	Costs (4)	Exploration	Administrative	Net (5)	Costs	Capital (6)	Costs	(millions) Sold	oz/lb
Gold
Carlin	$208	$1	$5	$2	$—	$—	$49	$265	231	$1,147
Phoenix	48	1	—	1	—	3	3	56	59	949
Twin Creeks	67	2	2	—	—	—	7	78	119	655
Long Canyon	—	—	7	—	—	—	—	7	—	—
CC&V	10	1	1	—	—	—	1	13	33	394
Other North America	—	—	—	1	2	—	—	3	—	—
North America	333	5	15	4	2	3	60	422	442	955

Yanacocha	160	24	9	4	1	—	25	223	257	868
Merian	—	—	3	—	—	—	—	3	—	—
Other South America	—	—	10	—	—	—	—	10	—	—
South America	160	24	22	4	1	—	25	236	257	918

Boddington	131	2	—	—	—	5	10	148	208	712
Tanami	55	—	2	—	—	—	18	75	126	595
Waihi (7)	12	1	1	—	—	—	1	15	29	517
Kalgoorlie	68	2	1	—	—	1	3	75	86	872
Other Asia Pacific	—	—	1	6	—	—	1	8	—	—
Asia Pacific	266	5	5	6	—	6	33	321	449	715

Ahafo	52	1	5	—	—	—	11	69	79	873
Akyem	54	3	2	—	—	—	11	70	116	603
Other Africa	—	—	—	2	—	—	—	2	—	—
Africa	106	4	7	2	—	—	22	141	195	723

Corporate and Other	—	—	15	43	2	—	1	61	—	—
Total Gold	$865	$38	$64	$59	$5	$9	$141	$1,181	1,343	$879

Copper
Phoenix	$27	$1	$1	$—	$—	$3	$2	$34	14	$2.43
Boddington	33	—	—	—	—	3	3	39	19	2.05
Total Copper	$60	$1	$1	$—	$—	$6	$5	$73	33	$2.21

Consolidated	$925	$39	$65	$59	$5	$15	$146	$1,254

(1)	Excludes Depreciation and amortization and Reclamation and remediation.
(2)	Includes by-product credits of $12.
(3)	Includes stockpile and leach pad inventory adjustments of $35 at Carlin, $20 at Yanacocha and $7 at Twin Creeks.
(4)	Reclamation costs include operating accretion of $19 and amortization of asset retirement costs of $20.
(5)	Other expense, net is adjusted for restructuring and other costs of $12, acquisition costs of $7 and write-downs of $3.
(6)

Excludes development capital expenditures, capitalized interest and the increase in accrued capital of $170. The following are major development projects: Merian, Turf Vent Shaft, Long Canyon, and the CC&V expansion project.

(7)	On October 29, 2015, the Company sold the Waihi mine.

			Advanced			Treatment				All-In
	Costs		Projects	General	Other	and		All-In	Ounces	Sustaining
Nine Months Ended	Applicable	Reclamation	and	and	Expense,	Refining	Sustaining	Sustaining	(000)/Pounds	Costs per
September 30, 2016	to Sales (1)(2)(3)	Costs (4)	Exploration	Administrative	Net (5)	Costs	Capital (6)	Costs	(millions) Sold	oz/lb
Gold
Carlin	$585	$4	$14	$4	$—	$—	$106	$713	683	$1,044
Phoenix	118	3	1	1	—	7	8	138	150	920
Twin Creeks	170	2	6	1	—	—	26	205	347	591
Long Canyon	—	—	17	—	—	—	—	17	—	—
CC&V	156	3	7	1	—	—	6	173	283	611
Other North America	—	—	9	1	3	—	3	16	—	—
North America	1,029	12	54	8	3	7	149	1,262	1,463	863

Yanacocha	364	43	26	7	2	—	66	508	479	1,061
Merian	—	—	21	—	—	—	—	21	—	—
Other South America	—	—	24	4	—	—	—	28	—	—
South America	364	43	71	11	2	—	66	557	479	1,163

Boddington	391	4	—	—	—	16	32	443	581	762
Tanami	180	2	10	—	—	—	58	250	357	700
Kalgoorlie	189	3	4	—	—	4	13	213	275	775
Other Asia Pacific	—	—	5	12	4	—	2	23	—	—
Asia Pacific	760	9	19	12	4	20	105	929	1,213	766

Ahafo	212	5	20	—	1	—	39	277	264	1,049
Akyem	174	6	8	—	1	—	17	206	347	594
Other Africa	—	—	2	4	—	—	—	6	—	—
Africa	386	11	30	4	2	—	56	489	611	800

Corporate and Other	—	—	38	143	2	—	6	189	—	—
Total Gold	$2,539	$75	$212	$178	$13	$27	$382	$3,426	3,766	$910

Copper
Phoenix	$76	$2	$—	$—	$—	$2	$7	$87	30	$2.90
Boddington	89	1	—	—	—	9	7	106	54	1.96
Total Copper	$165	$3	$—	$—	$—	$11	$14	$193	84	$2.30

Consolidated	$2,704	$78	$212	$178	$13	$38	$396	$3,619

(1)	Excludes Depreciation and amortization and Reclamation and remediation.
(2)	Includes by-product credits of $35.
(3)

Includes stockpile and leach pad inventory adjustments of $51 at Carlin, $11 at Twin Creeks, $71 at Yanacocha and $34 at Ahafo. Total stockpile and leach pad inventory adjustments at Yanacocha of $103 were adjusted above by $32 related to a significant write off of recoverable ounces at the La Quinua Leach Pad.

(4)	Reclamation costs include operating accretion of $57 and amortization of asset retirement costs of $21.
(5)	Other expense, net is adjusted for restructuring and other costs of $26, acquisition costs of $11 and write-downs of $4.
(6)

Excludes development capital expenditures, capitalized interest and the increase in accrued capital of $436. The following are major development projects: Merian, Long Canyon, and the CC&V and Tanami expansions.

			Advanced			Treatment				All-In
	Costs		Projects	General	Other	and		All-In	Ounces	Sustaining
Nine Months Ended	Applicable	Reclamation	and	and	Expense,	Refining	Sustaining	Sustaining	(000)/Pounds	Costs per
September 30, 2015	to Sales (1)(2)(3)	Costs (4)	Exploration	Administrative	Net (5)	Costs	Capital (6)	Costs	(millions) Sold	oz/lb
Gold
Carlin	$573	$3	$12	$6	$—	$—	$124	$718	662	$1,085
Phoenix	121	4	2	2	—	6	12	147	154	955
Twin Creeks	190	3	7	2	—	—	37	239	366	653
Long Canyon	—	—	13	—	—	—	—	13	—	—
CC&V	10	1	1	—	—	—	1	13	33	394
Other North America	—	—	6	—	5	—	3	14	—	—
North America	894	11	41	10	5	6	177	1,144	1,215	942

Yanacocha	405	73	22	14	2	—	59	575	707	813
Merian	—	—	8	—	—	—	—	8	—	—
Other South America	—	—	32	1	—	—	—	33	—	—
South America	405	73	62	15	2	—	59	616	707	871

Boddington	411	7	1	—	—	17	34	470	585	803
Tanami	172	2	5	—	—	—	55	234	341	686
Waihi (7)	49	2	3	—	—	—	2	56	103	544
Kalgoorlie	206	5	2	—	—	3	14	230	233	987
Other Asia Pacific	—	—	3	11	8	—	3	25	—	—
Asia Pacific	838	16	14	11	8	20	108	1,015	1,262	804

Ahafo	151	5	16	—	1	—	40	213	251	849
Akyem	151	5	6	—	1	—	30	193	352	548
Other Africa	—	—	2	7	—	—	—	9	—	—
Africa	302	10	24	7	2	—	70	415	603	688

Corporate and Other	—	—	60	136	9	—	5	210	—	—
Total Gold	$2,439	$110	$201	$179	$26	$26	$419	$3,400	3,787	$898

Copper
Phoenix	$69	$2	$1	$1	$—	$2	$7	$82	36	$2.28
Boddington	101	1	—	—	—	10	8	120	57	2.11
Total Copper	$170	$3	$1	$1	$—	$12	$15	$202	93	$2.17

Consolidated	$2,609	$113	$202	$180	$26	$38	$434	$3,602

(1)	Excludes Depreciation and amortization and Reclamation and remediation.
(2)	Includes by-product credits of $36.
(3)	Includes stockpile and leach pad inventory adjustments of $86 at Carlin, $42 at Yanacocha, $19 at Boddington and $12 at Twin Creeks.
(4)	Reclamation costs include operating accretion of $55 and amortization of asset retirement costs of $58.
(5)	Other expense, net is adjusted for restructuring and other costs of $26, acquisition costs of $15 and write-downs of $6.
(6)

Excludes development capital expenditures, capitalized interest and the increase in accrued capital of $455. The following are major development projects: Merian, Turf Vent Shaft, Long Canyon, and the CC&V expansion project.

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

Decreases in the market price of gold and copper can also significantly affect the value of our product inventory, stockpiles and ore on leach pads, and it may be necessary to record a write-down to the net realizable value (“NRV”). NRV represents the estimated future sales price based on short-term and long-term metals prices, less estimated costs to complete production and bring the product to sale. The primary factors that influence the need to record write-downs of our product inventory, stockpiles and ore on leach pads include short-term and long-term metals prices and costs for production inputs such as labor, fuel and energy, materials and supplies, as well as realized ore grades and recovery rates. The significant assumptions in determining the stockpile, leach pad and product inventory adjustments for each mine site reporting unit at September 30, 2016  included production cost and capitalized expenditure assumptions unique to each operation, a short-term and long-term gold price of $1,335 and $1,300 per ounce, respectively, a short-term and long-term copper price of $2.17 and $3.00 per pound, respectively, and an Australian to U.S. dollar long-term exchange rate of $0.80.

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

Cash Flow Hedges

Foreign Currency Exchange Risk

We had the following foreign currency derivative contracts in Asia Pacific outstanding at September 30, 2016:

	Expected Maturity Date
	2016	2017	2018	Total/Average
A$ Operating Fixed Forward Contracts:
A$ notional (millions)	35	105	6	146
Average rate ($/A$)	0.94	0.93	0.92	0.94
Expected hedge ratio	10%	8%	4%

The fair value of the A$ foreign currency operating derivative contracts was a net liability position of $25 at September 30, 2016 and $60 at December 31, 2015.

Diesel Price Risk

We had the following diesel derivative contracts in North America outstanding at September 30, 2016:

	Expected Maturity Date
	2016	2017	2018	Total/Average
Diesel Fixed Forward Contracts:
Diesel gallons (millions)	6	15	1	22
Average rate ($/gallon)	2.07	1.74	1.53	1.82
Expected hedge ratio	57%	36%	6%

The fair value of the Diesel derivative contracts was a net liability position of $8 at September 30, 2016 and $32 at December 31, 2015.

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

At September 30, 2016, Newmont had gold sales of 130,000 ounces priced at an average of $1,324 per ounce, subject to final pricing over the next several months. Each $25 change in the price for provisionally priced gold sales would have an approximate $2 effect on our Net income (loss) attributable to Newmont stockholders. The London P.M. closing settlement price at September 30, 2016 for gold was $1,323 per ounce.

At September 30, 2016, Newmont had copper sales of 26 million pounds priced at an average of $2.20 per pound, subject to final pricing over the next several months. Each $0.10 change in the price for provisionally priced copper sales would have an approximate $1 effect on our Net income (loss) attributable to Newmont stockholders. The LME closing settlement price at September 30, 2016 for copper was $2.19 per pound.

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

During the third quarter of 2015, the Company began outsourcing certain of its information technology and transactional business processes to a third-party provider. As of September 30, 2016, the Company has transitioned certain procure-to-pay, payroll and transactional accounting processes in its Corporate office and its Asia Pacific, North America, South America and Africa regions as well as certain global information technology processes, including infrastructure and application support and the service desk, to the third-party provider. The Company plans to continue transitioning business processes to the third-party provider through the fourth quarter of 2016. The Company has taken the necessary steps to monitor and maintain appropriate internal controls over financial reporting.

There were no other changes in the Company’s internal controls over financial reporting that occurred during the three months ended September 30, 2016, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 2.       UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

	(a)		(b)	(c)	(d)
				Total Number of	Maximum Number (or
	Total			Shares Purchased	Approximate Dollar Value)
	Number		Average	as Part of	of Shares that may
	of Shares		Price Paid	Publicly Announced	yet be Purchased
Period	Purchased		Per Share	Plans or Programs	under the Plans or Programs
July 1, 2016 through July 31, 2016	—		$—	—	N/A
August 1, 2016 through August 31, 2016	(13,877)	(1)	$43.60	—	N/A
September 1, 2016 through September 30, 2016	(34,201)	(1)	$40.22	—	N/A

(1)

Represents shares delivered to the Company from restricted stock units and performance leverage stock units held by Company employees upon vesting for the purpose of covering the recipients' tax withholding obligations.

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

ITEM 5.       OTHER INFORMATION.

Departure of Directors or Certain Officers; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers.

On October 26, 2016, Newmont Mining Corporation (the “Company”) announced the appointment of Nancy K. Buese, age 46, to the role of Executive Vice President and Chief Financial Officer, effective October 31, 2016. In such role, Ms. Buese will oversee the Company’s global finance, accounting, business planning, tax, treasury, investor relations and value assurance functions. Internal Audit will continue reporting directly to Bruce Brook, Chairman of the Audit Committee of our Board of Directors, and report administratively to Ms. Buese. Ms. Buese will be taking over the duties of the Chief Financial Officer from Laurie Brlas. Following Ms. Brlas’ departure from the role on October 31, 2016, she will remain with the Company to assure a smooth transition until December 31, 2016. The Company thanks Ms. Brlas for her leadership and contributions to Newmont during her tenure as Chief Financial Officer and her continued and dedicated service during this transition.

Most recently, Ms. Buese served as Executive Vice President and Chief Financial Officer of MPLX LP (“MPLX”), a publicly traded energy company formed by Marathon Petroleum Corporation, since MPLX’s acquisition of MarkWest Energy Partners, LLC (“MarkWest”) in December 2015. In her CFO role, she has been responsible for the finance, accounting, planning, investor relations, treasury, internal audit, risk management, information technologies and human relations functions, as well as capital markets activities and mergers and acquisitions. From October 2006 until her appointment to MPLX as a result of MPLX’s acquisition of MarkWest, Ms. Buese served as Executive Vice President and Chief Financial Officer of MarkWest. Prior to that appointment, she served as Chief Accounting Officer and Controller of MarkWest from 2005 to 2006. Ms. Buese is a former Partner with Ernst & Young LLP, having worked in public accounting for 12 years. Ms. Buese earned a degree in Accounting and Business Administration from the University of Kansas and is a Certified Public Accountant. She has also served on the Board of Directors of UMB Financial Corporation since 2009, including as a member of the Audit Committee and Risk Committee.

In the Executive Vice President and Chief Financial Officer position with the Company, Ms. Buese will have a base salary of $675,000, and be eligible for annual short-term incentives (cash bonus) and long-term incentives (equity bonus) pursuant to the terms of the Senior Executive Compensation and Section 16 Annual Incentive Compensation Programs of the Company at the E3 level, which includes annual target levels of 100% of base salary for short-term incentives and 350% of base salary for long-term incentives as described in the Company’s 2016 Annual Proxy Statement. Ms. Buese will be eligible for the Executive Change of Control Plan which includes a cash severance multiple of 2.5 times base salary and the Executive Severance Plan of the Company. In addition, Ms. Buese will receive a sign-on bonus, in consideration for compensation forfeited from her prior employer as a result of joining Newmont, in the amount of (i) $600,000 within 30 days of beginning employment; (ii) a grant of restricted stock units of $2.6 million of which $0.7 will vest in one year and 1.9 will vest in two years; and (iii) a bonus service credit entitling her to annual short-term incentives for the full 2016 performance period. If Ms. Buese voluntarily separates employment from the Company within 24 months of her effective date of hire, she will have an obligation to repay the Company a pro-rated amount of the cash sign-on bonus in (i) above equal to 1/24th of the full amount for each month of the 24 months of employment not attained. Additionally, if Ms. Buese voluntarily separates employment from the Company prior to the vesting of the restricted stock unit grants in (ii) above, the units are cancelled.

There is no other arrangement or understanding between Ms. Buese and any other persons pursuant to which she was elected as the Executive Vice President and Chief Financial Officer of the Company. Ms. Buese does not have a family relationship with any member of the Board of Directors or any executive officer of the Company, and Ms. Buese has not been a participant or had any interest in any transaction with the Company that is reportable under Item 404(a) of Regulation S-K.

At the time of Ms. Brlas’ departure from the Company, Ms. Brlas will receive severance benefits in accordance with the Company’s Executive Severance Plan at the E3 level, as described in the publicly disclosed plan document.

ITEM 6.       EXHIBITS.

(a)	The exhibits to this report are listed in the Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEWMONT MINING CORPORATION
(Registrant)

Date: October 26, 2016	/s/ LAURIE BRLAS
Laurie Brlas
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: October 26, 2016	/s/ JOHN W. KITLEN
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

*      These exhibits relate to executive compensation plans and arrangements.

(1)	This document is being furnished in accordance with SEC Release Nos. 33-8212 and 34-47551.