Form 10-K
period 2016-12-31
NEWMONT MINING CORP /DE/
filed 2017-02-21
CIK 1164727

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-K

(Mark One)

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

At June 30, 2016, the aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant was $20,723,861,389 based on the closing sale price as reported on the New York Stock Exchange. There were 531,149,818 shares of common stock outstanding on February 14, 2017.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Registrant’s definitive Proxy Statement submitted to the Registrant’s stockholders in connection with our 2017 Annual Stockholders Meeting to be held on April 20, 2017, are incorporated by reference into Part III of this report.

PART I

ITEM 1.BUSINESS (dollars in millions, except per share, per ounce and per pound amounts)

Introduction

Newmont Mining Corporation is primarily a gold producer with significant operations and/or assets in the United States, Australia, Peru, Ghana and Suriname.  At December 31, 2016, Newmont had attributable proven and probable gold reserves of 68.5 million ounces and an aggregate land position of approximately 23,000 square miles (59,000 square kilometers). Newmont is also engaged in the production of copper, principally through Boddington in Australia and Phoenix in the United States. Newmont Mining Corporation’s original predecessor corporation was incorporated in 1921 under the laws of Delaware.

On November 2, 2016, Newmont completed the sale of its 48.5% economic interest in PT Newmont Nusa Tenggara (“PTNNT”), which operated the Batu Hijau copper and gold mine (“Batu Hijau”) in Indonesia (the “Batu Hijau Transaction”). As a result, Newmont presents Batu Hijau as a discontinued operation for all periods presented. In the following discussion, we present and discuss our continuing operations unless otherwise indicated. For additional information regarding our discontinued operations, see Note 3 to the Consolidated Financial Statements and the discussion in our Results of Consolidated Operations in Item 7.

Newmont’s corporate headquarters are in Greenwood Village, Colorado, USA. In this report, “Newmont,” the “Company,” “our” and “we” refer to Newmont Mining Corporation together with our affiliates and subsidiaries, unless the context otherwise requires. References to “A$” refer to Australian currency.

Newmont’s Sales and long-lived assets for continuing operations are geographically distributed as follows:

	Sales			Long-Lived Assets
	2016	2015	2014	2016	2015	2014
United States	39%	33%	30%	45%	43%	38%
Australia	32%	32%	30%	19%	18%	19%
Ghana	15%	15%	17%	16%	16%	17%
Peru	12%	18%	18%	14%	19%	23%
Suriname	2%	—%	—%	6%	4%	2%
Other	—%	2%	5%	—%	—%	1%

Segment Information

Our regions include North America, South America, Asia Pacific, and Africa. Our North America segment consists primarily of Carlin, Phoenix, Twin Creeks and Long Canyon in the state of Nevada and Cripple Creek &Victor (“CC&V”) in the state of Colorado, in the United States. Our South America segment consists primarily of Yanacocha in Peru and Merian in Suriname. Our Asia Pacific segment consists primarily of Boddington, Tanami and Kalgoorlie in Australia. Our Africa segment consists primarily of Ahafo and Akyem in Ghana. See Item 1A, Risk Factors, below, and Note 5 to the Consolidated Financial Statements for information relating to our operating segments, domestic and export sales and lack of dependence on a limited number of customers.

Products

References in this report to “attributable gold ounces” or “attributable copper pounds” mean that portion of gold or copper produced, sold or included in proven and probable reserves based on our proportionate ownership, unless otherwise noted.

Gold

General. We had consolidated gold production from continuing operations of 5.2 million ounces (4.9 million attributable ounces) in 2016,  5.0 million ounces (4.6 million attributable ounces) in 2015 and 5.2 million ounces (4.7 million attributable ounces) in 2014. Of our 2016 consolidated gold production, approximately 39% came from North America, 14% from South America, 31% from Asia Pacific and 16% from Africa.

For 2016,  2015 and 2014,  96%,  95% and 95%, respectively, of our Sales were attributable to gold. Most of our Sales come from the sale of refined gold. The end product at our gold operations, however, is generally doré bars. Doré is an alloy consisting primarily of gold but also containing silver and other metals. Doré is sent to refiners to produce bullion that meets the required market standard of 99.95% gold. Under the terms of our refining agreements, the doré bars are refined for a fee, and our share of the refined gold and the separately-recovered silver is credited to our account or delivered to buyers. A portion of gold sold from Boddington and Kalgoorlie in Australia and Phoenix in Nevada is sold in a concentrate containing other metals such as copper and silver.

Gold Uses. Gold generally is used for fabrication or investment. Fabricated gold has a variety of end uses, including jewelry, electronics, dentistry, industrial and decorative uses, medals, medallions and official coins. Gold investors buy gold bullion, official coins and jewelry.

Gold Supply. A combination of mine production, recycling and draw-down of existing gold stocks held by governments, financial institutions, industrial organizations and private individuals make up the annual gold supply. Based on public information available, for the years 2014 through 2016, mine production has averaged approximately 70% of the annual gold supply.

Gold Price. The following table presents the annual high, low and average daily afternoon LBMA Gold Price over the past ten years on the London Bullion Market ($/ounce):

Year	High	Low	Average
2007	$841	$608	$695
2008	$1,011	$713	$872
2009	$1,213	$810	$972
2010	$1,421	$1,058	$1,225
2011	$1,895	$1,319	$1,572
2012	$1,792	$1,540	$1,669
2013	$1,694	$1,192	$1,411
2014	$1,385	$1,142	$1,266
2015	$1,296	$1,049	$1,160
2016	$1,366	$1,077	$1,251
2017 (through February 14, 2017)	$1,242	$1,151	$1,203

Source: London Bullion Market Association

On February 14, 2017, the afternoon fixing gold price on the London Bullion Market was $1,231 per ounce.

We generally sell our gold at the prevailing market price during the month in which the gold is delivered to the buyers. We recognize revenue from a sale when the price is determinable, the gold has been loaded on a vessel or received by the smelter, the title has been transferred and collection of the sales price is reasonably assured.

Copper

General. We had consolidated copper production from continuing operations of 119 million pounds in 2016,  125 million pounds in 2015 and 115 million pounds in 2014. Copper sales are in the form of concentrate that is sold to smelters for further treatment and refining, and cathode. For 2016,  2015 and 2014,  4%,  5% and 5%, respectively, of our Sales were attributable to copper. Of our 2016 consolidated copper production, approximately 34% came from North America and 66% from Asia Pacific.

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

Copper Supply. A combination of mine production and recycled scrap material make up the annual copper supply. Mine production since 2014 has accounted for over 80% of total refined production.

Copper Price. The copper price is quoted on the London Metal Exchange in terms of dollars per metric ton of high grade copper. The following table presents the dollar per pound equivalent of the annual high, low and average daily prices of high grade copper on the London Metal Exchange over the past ten years ($/pound):

Year	High	Low	Average
2007	$3.77	$2.37	$3.23
2008	$4.08	$1.26	$3.15
2009	$3.33	$1.38	$2.34
2010	$4.42	$2.76	$3.42
2011	$4.60	$3.08	$4.00
2012	$3.93	$3.29	$3.61
2013	$3.74	$3.01	$3.32
2014	$3.37	$2.86	$3.11
2015	$2.92	$2.05	$2.49
2016	$2.69	$1.96	$2.21
2017 (through February 14, 2017)	$2.79	$2.49	$2.63

Source: London Metal Exchange

On February 14, 2017, the high grade copper closing price on the London Metal Exchange was $2.79 per pound.

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

At Phoenix and Boddington, ore containing copper and gold is crushed to a coarse size at the mine and then transported via conveyor to a process plant, where it is further crushed and then finely ground as a slurry. The ore is initially treated by successive stages of flotation resulting in a copper/gold concentrate containing approximately 15% to 20% copper. Flotation concentrates are also processed via a gravity circuit to recover fine liberated gold and then dewatered and stored for loading onto ships or rail for transport to smelters. The flotation tailings have a residual gold content that is recovered in a carbon-in-leach circuit.

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

Hedging Activities

Our strategy is to provide shareholders with leverage to changes in gold and copper prices by selling our production at spot market prices. Consequently, we do not hedge our gold and copper sales. To a limited extent, we manage certain risks associated with commodity input costs and foreign currencies using the derivative market.

For additional information, see Hedging in Item 7A, Quantitative and Qualitative Disclosures about Market Risk, and Note 17 to the Consolidated Financial Statements.

Gold, Copper and Silver Reserves

At December 31, 2016,  we had 68.5 million attributable ounces of proven and probable gold reserves. The decrease in proven and probable gold reserves during 2016, compared to 2015, is due to depletion of 6.0 million ounces, divestments of 2.3 million ounces and discontinued operations of 0.3 million ounces, partially offset by net revisions and additions of 3.4 million ounces. Reserves at December 31, 2016 were calculated at a gold price assumption of $1,200 or A$1,600 per ounce. A reconciliation of the changes in attributable proven and probable gold reserves during the past three years is as follows:

	Years Ended December 31,
	2016	2015	2014
(millions of ounces)
Opening balance (1)	73.7	81.6	87.7
Depletion	(6.0)	(6.0)	(5.3)
Revisions and additions, net (2)	3.4	(4.9)	1.8
Acquisitions (3)	—	4.0	—
Divestments (4)	(2.3)	(0.3)	(2.5)
Discontinued operations (5)	(0.3)	(0.7)	(0.1)
Closing balance (6)	68.5	73.7	81.6

A reconciliation of the changes in attributable proven and probable gold reserves for 2016 by region is as follows:

	North	South	Asia
	America	America	Pacific	Africa
(millions of ounces)
Opening balance (1)	32.4	6.4	22.0	12.9
Depletion	(2.7)	(0.6)	(1.9)	(0.8)
Revisions and additions, net (2)	(0.8)	0.7	2.8	0.7
Divestments (4)	—	—	(2.3)	—
Discontinued operations (5)	—	—	(0.3)	—
Closing balance	28.9	6.5	20.3	12.8

(1)

The opening balances include 2.6 million, 3.3 million and 3.4 million ounces of gold reserves in 2016, 2015, 2014, respectively, related to Batu Hijau. For further information regarding our discontinued operations, see Note 3 to the Consolidated Financial Statements.

(2)

Revisions and additions are due to reserve conversions, reclassification of reserves to mineralized material, optimizations, model updates, metal price changes and updated operating costs and recoveries. The gold price assumption remained at $1,200 per ounce in 2016. The gold price assumption was decreased from $1,300 to $1,200 per ounce in 2015.  The gold price assumption remained at $1,300 per ounce in 2014. The impact of the change in gold price assumption decreased reserves by 2.9 million ounces in 2015.  Additionally, reserve balances reported for Conga in 2014 were reclassified to mineralized material in 2015.

(3)	Acquisitions include the CC&V gold mining business which the Company acquired on August 3, 2015. CC&V added 3.8 million ounces, net of production ounces, to proven and probable gold reserves in 2015.

(4)

Divestments are related to (i) the sale of Batu Hijau, which the Company sold on November 2, 2016, (ii) the sale of the Waihi mine in 2015 and (iii) the sales of Midas, Jundee and La Herradura in 2014. We also decreased our interest in Merian from 80% in 2013 to 75% in 2014.

(5)

Amounts relate to depletion, revisions and additions activity at Batu Hijau  (previously included in the Asia Pacific region), which was sold on November 2, 2016 and classified as discontinued operations. For further information regarding our discontinued operations, see Note 3 to the Consolidated Financial Statements.

(6)

The closing balances include 2.6 million and 3.3 million ounces of gold reserves in 2015 and 2014, respectively, related to Batu Hijau. For further information regarding our discontinued operations, see Note 3 to the Consolidated Financial Statements.

At December 31, 2016, we had 2,490 million attributable pounds of proven and probable copper reserves. The decrease in proven and probable copper reserves during 2016, compared to 2015, is due to divestments of 2,390 million pounds, net revisions and additions of 400 million pounds, discontinued operations of 220 million pounds and depletion of 170 million pounds. Reserves at December 31, 2016 were calculated at a copper price of $2.50 or A$3.35 per pound. A reconciliation of the changes in attributable proven and probable copper reserves during the past three years is as follows:

	Years Ended December 31,
	2016	2015	2014
(millions of pounds)
Opening balance (1)	5,670	7,930	8,130
Depletion	(170)	(110)	(170)
Revisions and additions, net (2)	(400)	(1,610)	120
Divestments (3)	(2,390)	—	—
Discontinued operations (4)	(220)	(540)	(150)
Closing balance (5)	2,490	5,670	7,930

A reconciliation of changes in attributable proven and probable copper reserves for 2016 by region is as follows:

	North	Asia
	America	Pacific
(millions of pounds)
Opening balance (1)	1,750	3,920
Depletion	(70)	(100)
Revisions and additions, net (2)	(420)	20
Divestments (3)	—	(2,390)
Discontinued operations (4)	—	(220)
Closing balance	1,260	1,230

(1)

The opening balances include 2,610 million, 3,150 million and 3,300 million pounds of copper reserves in 2016, 2015, 2014, respectively, related to Batu Hijau. For further information regarding our discontinued operations, see Note 3 to the Consolidated Financial Statements.

(2)

Revisions and additions are due to reserve conversions, reclassification of reserves to mineralized material, optimizations, model updates, metal price changes and updated operating costs and recoveries. The copper price assumption was decreased from $2.75 to $2.50 per pound in 2016 and from $3.00 to $2.75 per pound in 2015. The copper price assumption remained at $3.00 per pound in 2014.  The impact of the change in copper price assumption decreased reserves by 270 million and 150 million pounds in 2016 and 2015, respectively. Additionally, reserve balances reported for Conga in 2014 were reclassified to mineralized material in 2015.

(3)	Divestments are related to the sale of Batu Hijau, which the Company sold on November 2, 2016.
(4)

Amounts relate to depletion, revisions and additions activity at Batu Hijau  (previously included in the Asia Pacific region), which was sold on November 2, 2016 and classified as discontinued operations. For further information regarding our discontinued operations, see Note 3 to the Consolidated Financial Statements.

(5)

The closing balances include 2,610 million and 3,150 million pounds of copper reserves in 2015 and 2014, respectively, related to Batu Hijau. For further information regarding our discontinued operations, see Note 3 to the Consolidated Financial Statements.

Silver reserves are generally a by-product of gold and/or copper reserves and are included in calculations for mine planning and operations. At December 31, 2016,  we had 89.3 million ounces of attributable proven and probable silver reserves. The decrease in proven and probable silver reserves during 2016, compared to 2015, is due to divestments of 7.9 million ounces, depletion of 7.6 million ounces, net revisions and additions of 7.4 million ounces and discontinued operations of 1.1 million ounces. Reserves at December 31, 2016 were calculated at a silver price of $17 per ounce. A reconciliation of the changes in proven and probable silver reserves during the past three years is as follows:

	Years Ended December 31,
	2016	2015	2014
(millions of ounces)
Opening balance (1)	113.3	143.6	153.0
Depletion	(7.6)	(7.0)	(4.9)
Revisions and additions, net (2)	(7.4)	(21.1)	(1.4)
Divestments (3)	(7.9)	—	(2.6)
Discontinued operations (4)	(1.1)	(2.2)	(0.5)
Closing balance (5)	89.3	113.3	143.6

A reconciliation of the changes in attributable proven and probable silver reserves for 2016 by region is as follows:

	North	South	Asia
	America	America	Pacific
(millions of ounces)
Opening balance (1)	73.5	30.8	9.0
Depletion	(3.5)	(4.1)	—
Revisions and additions, net (2)	(9.1)	1.7	—
Divestments (3)	—	—	(7.9)
Discontinued operations (4)	—	—	(1.1)
Closing balance	60.9	28.4	—

(1)

The opening balances include  9.0 million, 11.2 million and 11.7 million ounces of silver reserves in 2016, 2015, 2014, respectively,  related to Batu Hijau. For further information regarding our discontinued operations, see Note 3 to the Consolidated Financial Statements.

(2)

Revisions and additions are due to reserve conversions, reclassification of reserves to mineralized material, optimizations, model updates, metal price changes and updated operating costs and recoveries. The silver price assumption was decreased from $19 to $17 per ounce in 2016 and from $20 to $19 per ounce in 2015.  The silver price assumption remained at $20 per ounce in 2014.  The impact of the change in silver price assumption decreased reserves by 11 million and 9 million ounces in 2016 and 2015, respectively. Additionally, reserve balances reported for Conga in 2014 were reclassified to mineralized material in 2015.

(3)	Divestments are related to (i) the sale of Batu Hijau, which the Company sold on November 2, 2016 and (ii) the sale of Midas in 2014.
(4)

Amounts relate to depletion, revisions and additions activity at Batu Hijau  (previously included in the Asia Pacific region), which was sold on November 2, 2016 and classified as discontinued operations. For further information regarding our discontinued operations, see Note 3 to the Consolidated Financial Statements.

(5)

The closing balances include 9.0 million and 11.2 million ounces of silver reserves in 2015 and 2014, respectively, related to Batu Hijau. For further information regarding our discontinued operations, see Note 3 to the Consolidated Financial Statements.

Our exploration efforts are directed to the discovery of new mineralized material and converting it into proven and probable reserves. We conduct brownfield exploration around our existing mines and greenfield exploration in other regions globally. Brownfield exploration can result in the discovery of additional deposits, which may receive the economic benefit of existing operating, processing and administrative infrastructures. In contrast, the discovery of mineralization through greenfield exploration efforts will require capital investment to build a stand-alone operation. Our Exploration expense was $148,  $156 and $163 in 2016,  2015 and 2014, respectively.

For additional information, see Item 2, Properties, Proven and Probable Reserves.

Licenses and Concessions

Other than operating licenses for our mining and processing facilities, there are no third party patents, licenses or franchises material to our business. In many countries, however, we conduct our mining and exploration activities pursuant to concessions granted by, or under contracts with, the host government. These countries include, among others, the United States, Australia, Ghana, Peru and Suriname. The concessions and contracts are subject to the political risks associated with operations. See Item 1A, Risk Factors, below.

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

We conduct our operations so as to protect public health and the environment and believe our operations are in compliance with applicable laws and regulations in all material respects. Each operating mine has a reclamation plan in place that meets in all material respects applicable legal and regulatory requirements. At December 31, 2016,  $1,792 was accrued for reclamation costs relating to current or recently producing properties.

We are involved in several matters concerning environmental obligations associated with former, primarily historic, mining activities. Generally, these matters concern developing and implementing remediation plans at the various sites. Based upon our best estimate of our liability for these matters, $298 was accrued at December 31, 2016 for such obligations associated with properties previously owned or operated by us or our subsidiaries. The amounts accrued for these matters are reviewed periodically based upon facts and circumstances available at the time.

For a discussion of the most significant reclamation and remediation activities, see Item 7, Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations, and Note 6 and Note 29 to the Consolidated Financial Statements.

In addition to legal and regulatory compliance, we have developed complementary programs to guide our Company toward achieving transparent and sustainable environmental and socially responsible performance objectives. In support of our management’s commitment towards these objectives, our corporate headquarters are located in an environmentally sustainable, Leadership in Energy and Environmental Design, gold-certified building. We are committed to managing climate change related risks and responsibly managing our greenhouse gas emissions. We have publicly reported our greenhouse gas emissions since 2004 to the Carbon Disclosure Project (now known only as “CDP”). Our greenhouse gas emissions are independently verified to satisfy all the requirements for emissions reporting under ISO International Standard 14064-3:2006. We actively participate in the International Council on Mining and Metals (“ICMM”) and are committed to the ICMM’s 10 Principles of Sustainable Development and its commitment to implement the UN Global Compact's 10 principles on human rights, bribery and corruption, labor and the environment. In 2016, all Newmont operated sites maintained their certification as ISO 14001 compliant except for two new mines commissioned in 2016: Merian in Suriname and Long Canyon in Nevada. Both of these operations will be certified as ISO 14001 compliant within the next three years. We transparently report on our sustainability performance in accordance with the Global Reporting Initiative (“GRI”) guidelines, including the Mining and Metals Sector Supplement to meet the requirements of GRI Application Level A+. In 2016, for the second year in a row, Newmont was ranked by the Dow Jones Sustainability World Index (“DJSI World”) as the mining industry’s overall leader in sustainability. Newmont’s inclusion on the index also marked the 10th consecutive year the company has been selected for the DJSI World. Newmont also received the highest score in the mining sector across a number of areas measured by the index including Occupational Health and Safety, Risk and Crisis Management; Climate Strategy; Environmental Policy and Management Systems; Water-related Risks; Asset Closure Management; and Corporate Citizenship and Philanthropy. As of the end of 2016, all of our sites were certified through the International Cyanide Management Code (“ICMC”) or in the process for re-certification by independent auditors except for the two mines commissioned in 2016. Merian and Long Canyon, both commissioned in 2016, are planned to be audited for certification under the ICMC within one year of their commercial production dates.

Health and Safety

We conduct our operations so as to protect the health and safety (“H&S”) of our employees and contractors and believe that our operations are in compliance with applicable laws and regulations in all material respects. In addition, the Company has an established Health & Safety Management System and Health & Safety Standards that in most cases exceed the regulatory requirements in the jurisdictions in which we operate. The quality of our Health & Safety Management System is audited regularly as part of our assurance and governance process.

The safety of our people and the communities in which we operate is our top priority with the right to life and right to safe working conditions among our most salient human rights. We strongly believe it is possible to effectively manage these risks so everyone returns home safely at the end of the day. To embed a culture of Zero Harm, Newmont has centered its H&S activities on four key focus areas: H&S leadership, fatality prevention, employee engagement and occupational health and wellness. Newmont has made significant progress through 2016 by decreasing injury rates by approximately 50%.

Managing fatality and health risks remains a core component of our H&S journey. Launched in 2016, our global Fatality Risk Management program focuses on identifying our top risks and developing more robust controls and systems to manage them and prevent fatalities. Elements of our fatality risk management program include clearly identifying critical controls, ensuring accountability for implementing controls, verifying them and reporting on the effectiveness of the controls. Also essential in preventing fatalities is conducting quality event investigations and ensuring lessons are truly learned and not just shared.

Engaging employees requires visible felt leadership and quality safety interactions. We are piloting a program in Australia where senior leaders use a coaching process to help their direct reports develop the skills needed to have productive interactions about safety behaviors and involve all team members in contributing to their safety.

We measure our H&S performance by leading indicators, such as safety interactions and implementation of effective critical controls, and by tracking lagging indicators, such as injury rates. All significant events are investigated, and lessons learned are shared with workers. Investigations and corrective actions to prevent recurrence related to serious potential and actual events are reported to the executive leadership team and the Board of Directors.

We are committed to learning from and sharing best practices with others. We actively participate in programs to improve our performance as members of the ICMM and the Mining Safety Roundtable. We also participate in regional H&S programs, such as the Western Australia Chamber of Minerals and Energy, the Ghana Chamber of Mines and the United States National Mining Association's CORESafety program.

Employees and Contractors

Approximately 12,400 people were employed by Newmont and Newmont subsidiaries at December 31, 2016. In addition, approximately 10,800 people were working as contractors in support of Newmont’s operations at December 31, 2016.

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

More detailed information regarding these factors is included in Item 1, Business; Item 1A, Risk Factors and elsewhere throughout this report. Many of these factors are beyond our ability to control or predict. Given these uncertainties, readers are cautioned not to place undue reliance on our forward-looking statements.

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

We may consider, from time to time, the acquisition of ore reserves from others related to development properties and operating mines. Such acquisitions are typically based on an analysis of a variety of factors including historical operating results, estimates of and assumptions regarding the extent of ore reserves, the timing of production from such reserves and cash and other operating costs. Other factors that affect our decision to make any such acquisitions may also include our assumptions for future gold or copper prices or other mineral prices and the projected economic returns and evaluations of existing or potential liabilities associated with the property and its operations and projections of how these may change in the future. In addition, in connection with any acquisitions we may rely on data and reports prepared by third parties (including ability to permit and compliance with existing regulations) and which may contain information or data that we are unable to independently verify or confirm. Other than historical operating results, all of these factors are uncertain and may have an impact on our revenue, our cash flow and other operating issues, as well as contributing to the uncertainties related to the process used to estimate ore reserves. In addition, there may be intense competition for the acquisition of attractive mining properties.

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

The reserves stated in this report represent the amount of gold and copper that we estimated, at December 31, 2016, could be economically and legally extracted or produced at the time of the reserve determination. Estimates of proven and probable reserves are subject to considerable uncertainty. Such estimates are, to a large extent, based on the prices of gold and copper and interpretations of geologic data obtained from drill holes and other exploration techniques, which data may not necessarily be indicative of future results. Producers use feasibility studies for undeveloped orebodies to derive estimates of capital and operating costs based upon anticipated tonnage and grades of ore to be mined and processed, the predicted configuration of the ore body, expected recovery rates of metals from the ore, the costs of comparable facilities, the costs of operating and processing equipment and other factors. Actual operating and capital cost and economic returns on projects may differ significantly from original estimates. Further, it may take many years from the initial phases of exploration until commencement of production, during which time, the economic feasibility of production may change.

Additionally, the term “mineralized material” does not indicate proven and probable reserves as defined by the Securities and Exchange Commission (“SEC”) or the Company’s standards. Estimates of mineralized material are subject to further exploration and development, and are, therefore, subject to considerable uncertainty. Despite the Company’s history of converting a substantial portion of mineralized material to reserves through additional drilling and study work, the Company cannot be certain that any part or parts of the mineralized material deposit will ever be confirmed or converted into SEC Industry Guide 7 compliant reserves or that mineralized material can be economically or legally extracted.

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

•

Industrial accidents, including in connection with the operation of mining equipment, milling equipment and/or conveyor systems and accidents associated with the preparation and ignition of large-scale blasting operations, milling and processing;

•

Accidents in connection with transportation, including transportation of chemicals, explosions or other materials,  transportation of large mining equipment and transportation of employees and business partners to and from sites;

•	Surface or underground fires or floods;

•	Unexpected geological formations or conditions (whether in mineral or gaseous form);

•	Ground and water conditions;

•	Fall-of-ground accidents in underground operations;

•	Failure of mining pit slopes and tailings dam walls;

•	Seismic activity; and

•

Other natural phenomena, such as lightning, cyclonic or tropical storms, floods or other inclement weather conditions, including those impacting operations or the ability to access and supply sites. For example, record rainfall at Tanami in late December 2016 and early 2017, impacted our ability to access the site and import fuel and is expected to impact production and exploration plans in the near-term.

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

We operate in certain jurisdictions that have experienced governmental and private sector corruption to some degree, and, in certain circumstances, compliance with anti-bribery laws and heightened expectations of enforcement authorities may be in tension with certain local customs and practices. For example, the U.S. Foreign Corrupt Practices Act and other laws with extraterritorial reach, including the U.K. Bribery Act, and anti-bribery laws in other jurisdictions in which we operate generally prohibit companies and their intermediaries from making improper payments for the purpose of obtaining or retaining business or other commercial advantage. We have an ethics and compliance program which includes our Code of Conduct, Business Integrity Policy and other policies and standards, all of which mandate compliance with these anti-bribery laws by the Company and its subsidiaries and their personnel. Our program also includes a well-publicized hot line for raising issues and processes for investigating such issues and assurances of non-retaliation for persons who in good faith raise concerns. We report regularly to the Audit Committee of our Board of Directors on such programs. There can be no assurance that Newmont’s internal control policies and procedures will always protect it from misinterpretation of or noncompliance with applicable laws and internal policies, recklessness, fraudulent behavior, dishonesty or other inappropriate acts committed by the Company’s affiliates, employees, agents or associated persons for which we might be claimed to be responsible. As such, our corporate policies and processes may not prevent or detect all potential breaches of law or other governance practices. We occasionally identify or are apprised of information or allegations that certain employees, affiliates, agents or associated persons may have engaged in unlawful conduct for which we might be held responsible. Our policy when receiving credible information or allegations is to conduct internal investigations and compliance reviews to evaluate that information, determine compliance with applicable anti-bribery laws and regulations and company policies and take such remedial steps as may be warranted. In appropriate circumstances, we communicate with authorities in the United States and elsewhere about those investigations and reviews. For example, in connection with an ongoing investigation, conducted with the assistance of outside counsel, relating to certain business activities of the Company and its affiliates and contractors in countries outside the U.S., the Company is working with the U.S. SEC and the U.S. Department of Justice as disclosed in Note 29 to the Financial Statements under the heading “Commitments and Contingencies – Investigations.” Violations of these laws, or allegations of such violations, could lead to substantial civil and criminal fines and penalties, litigation, loss of operating licenses or permits and other collateral consequences, and may damage the Company’s reputation, which could have a material adverse effect on our business, financial position and results of operations or cause the market value of our common shares to decline.

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

As a result of public concern about the real or perceived detrimental effects of economic globalization and global climate impacts, businesses generally and large multinational corporations in natural resources industries, such as Newmont, in particular, face increasing public scrutiny of their activities. These businesses are under pressure to demonstrate that, as they seek to generate satisfactory returns on investment to shareholders, other stakeholders, including employees, governments, communities surrounding operations and the countries in which they operate, benefit and will continue to benefit from their commercial activities. Such pressures tend to be particularly focused on companies whose activities are perceived to have a high impact on their social and physical environment. The potential consequences of these pressures include reputational damage, legal suits, increasing social investment obligations to communities and pressure to increase taxes and royalties payable to governments.

In addition, our ability to successfully obtain key permits and approvals to explore for, develop and operate mines and to successfully operate near communities around the world will likely depend on our ability to develop, operate and close mines in a manner that is consistent with the creation of social and economic benefits in the surrounding communities, which may or may not be required by law. Our ability to obtain permits and approvals and to successfully operate near particular communities may be adversely impacted by real or perceived detrimental events associated with our activities or those of other mining companies affecting the environment, human health and safety of communities in which we operate. Delays in obtaining or failure to obtain government permits and approvals may adversely affect our operations, including our ability to explore or develop properties, commence production or continue operations. Key permits and approvals may be revoked or suspended or may be varied in a manner that adversely affects our operations, including our ability to explore or develop properties, commence production or continue operations.

Our exploration, development, mining and processing operations are subject to extensive laws and regulations governing worker health and safety and land use and the protection of the environment, which generally apply to air and water quality, protection of endangered, protected or other specified species, hazardous waste management and reclamation. For example, in May 2015, the U.S. Department of the Interior released a plan to protect the greater sage grouse, a species whose natural habitat is found across much of the western United States. The U.S. Department of the Interior’s plan is intended to guide conservation efforts on approximately 70 million acres of national public lands, including in Nevada. No assurances can be made that restrictions relating to conservation will not have an adverse impact on our growth plans or not result in delays in project development, constraints on exploration and constraints on operations in impacted areas. During 2015, the U.S. Fish and Wildlife Service engaged in an extensive review and considered whether the greater sage grouse would be placed on the endangered species list under protection of the Endangered Species Act. In late 2015, it was determined that the greater sage grouse would not currently be placed on the endangered species list. In 2016 Newmont, the State of Nevada and federal agencies including the U.S. Fish and Wildlife Service agreed to a historic conservation agreement for 1.5 million acres of public and private lands managed by Newmont to protect and enhance the habitat of the greater sage grouse and other sagebrush ecosystem species. Nonetheless, federal land management agencies, including the U.S. Bureau of Land Management, have proposed additional land withdrawals which could limit development activities occurring on federal lands, which could also adversely impact our business.

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

Future changes in applicable laws, regulations, permits and approvals or changes in their enforcement or regulatory interpretation could substantially increase costs to achieve compliance, lead to the revocation of existing or future exploration or mining rights or otherwise have an adverse impact on our results of operations and financial position. For instance, the operation of our mines in the United States is subject to regulation by the Federal Mine Safety and Health Administration (“MSHA”) under the Federal Mine Safety and Health Act of 1977 (the “Mine Act”). MSHA inspects our mines on a regular basis and issues various citations and orders when it believes a violation has occurred under the Mine Act. Over the past several years MSHA has significantly increased the numbers of citations and orders charged against mining operations and increased the dollar penalties assessed for citations issued. If MSHA inspections result in an alleged violation, we may be subject to fines, penalties or sanctions and our mining operations could be subject to temporary or extended closures. For example, in July 2015, the Company’s Leeville operation received 103(k) orders resulting in a temporary shutdown of certain levels at Leeville, and in 2016, 103(k) orders were issued in connection with pit failures at the Silverstar pit of the Carlin operation resulting in temporary shutdowns. MSHA issued fines, penalties or sanctions and mandated temporary or extended closures could have an adverse effect on our results of operations and financial position. See Exhibit 95 to this report for additional information regarding certain MSHA orders and citations issued during the year ended December 31, 2016.

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

Mine closure, reclamation and remediation costs for environmental liabilities may exceed the provisions we have made.

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

The laws and regulations governing mine closure and remediation in a particular jurisdiction are subject to review at any time and may be amended to impose additional requirements and conditions which may cause our provisions for environmental liabilities to be underestimated and could materially affect our financial position or results of operations. For a more detailed description of potential environmental liabilities, see the discussion in Environmental Matters in Note 29 to the Consolidated Financial Statements. In addition, regulators are increasingly requesting security in the form of cash collateral, credit, trust arrangements or guarantees to secure the performance of environmental obligations, which could have an adverse effect on our financial position.

Any underestimated or unanticipated retirement and rehabilitation costs could materially affect our financial position, results of operations and cash flows. Environmental liabilities are accrued when they become known, are probable and can be reasonably estimated. Whenever a previously unrecognized remediation liability becomes known, or a previously estimated reclamation cost is increased, the amount of that liability and additional cost will be recorded at that time and could materially reduce our consolidated net income attributable to Newmont stockholders and potentially result in impairments.

For example, the Company recorded an increase to the reclamation obligation at Yanacocha for the fourth quarter of 2016 in connection with an update to the Yanacocha closure plan, resulting in an increase to the recorded asset retirement cost related to the producing areas of the mine and a non-cash charge to reclamation expense related to the areas of the mine no longer in production. The increase to the reclamation obligation is primarily due to higher estimated long-term water management costs, heap leach earthworks and related support activities. The Company is conducting a comprehensive study of the current Yanacocha long-term mining and closure plans as part of the requirement to submit an updated closure plan to Peruvian regulators every five years. The revised closure plan will be submitted to Peruvian regulators in the second half of 2017. The Company determined that an impairment indicator existed as a result of the updated Yanacocha closure plan and the related increases and recorded an impairment charge during the fourth quarter of 2016. For additional information regarding our review of the Yanacocha closure plan, see Note 6 to our Consolidated Financial Statements, and for further information regarding the impairment of long-lived assets recorded for Yanacocha as of December 31, 2016, see Note 7 to our Consolidated Financial Statements.

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

A number of governments or governmental bodies have introduced or are contemplating regulatory changes in response to the potential impacts of climate change that are viewed as the result of emissions from the combustion of carbon-based fuels. At the 21st Conference of the Parties of the United Nations Framework Convention on Climate Change (“UNFCC”) held in Paris in 2015, the Paris Agreement was adopted which was intended to govern emission reductions beyond 2020. The Paris Agreement went into effect in November 2016 when countries that produce at least 55% of the world's greenhouse gas emissions ratified the agreement. While there are no immediate impacts to business from the Paris Agreement, the goal of limiting global warming to “well below 2o C” will be taken up at national levels. Industrialized nations (e.g., Australia, United States) are likely to implement national emission reduction targets that require an investment shift towards low carbon technologies and systems, shifting away from coal and diesel power generation. The temperature change goal implies a move to net zero greenhouse gas emissions from energy use and industrial activities by 2050 to 2060. The relevant details of the shift towards low carbon technologies are defined in the national plans, which will need further definition in new rules from each country by 2020.

Some of the countries in which we operate have implemented, and are developing, laws and regulations related to climate change and greenhouse gas emissions. In December 2009, the United States Environmental Protection Agency (“EPA”) issued an endangerment finding under the U.S. Clean Air Act that current and projected concentrations of certain mixed greenhouse gases, including carbon dioxide, in the atmosphere threaten the public health and welfare. The United States is presently promulgating new EPA rules to reduce greenhouse gas emissions as a result of the endangerment finding and has a five-year plan to reduce emissions by 17% below 2005 levels by the year 2020. Additionally, the United States and China signed a bilateral agreement in November 2014 that committed the United States to reduce greenhouse gas emissions by an additional 26% to 28% below 2005 levels by the year 2025. To date, U.S. regulations do not impose carbon tax on our operations but may in the future. In Australia the Emissions Reduction Fund legislation, Safeguard Mechanism Rule 2015 came into effect on 1 July 2016. Facilities that exceed the baseline mandated by the law in future years are required to purchase Australian Carbon Credit Units (ACCUs). Our Tanami operation may exceed the baseline due to an expected increase in production in future years. The Safeguard Mechanism allows for a recalculation of the baseline emissions when there is a change in production output. This baseline recalculation for Tanami and submission to the regulator will be completed in 2017. If Tanami emissions do not fall below the recalculated baseline, it will have a cost impact on our business.

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

Our operations are subject to risks of doing business in multiple jurisdictions.

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

•	Changes in laws or regulations in the jurisdictions in which we operate, including in changes resulting from changes in political administrations;

•	Potential instability of foreign governments and changes in government policies, including relating to or in response to changes of U.S. laws or foreign policies;

•

Royalty and tax increases or claims, including retroactive increases and claims and requests to renegotiate terms of existing investment agreements, contracts of work, leases, royalties and taxes, by governmental entities, including such increases, claims and/or requests by the governments of Australia, Ghana, Peru, Suriname, the State of Colorado and the State of Nevada in the U.S.;

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

•

Increases in costs relating to, or restrictions or prohibitions on, the use of ports for concentrate storage and shipping, such as in relation to our Boddington operation where use of alternative ports is not currently economically feasible or in relation to our ability to procure economically feasible ports for developing projects;

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

During the last several years, Minera Yanacocha S.R.L. (“Yanacocha”), in which we own a 51.35% interest, and whose properties include the mining operations at Yanacocha and the Conga Project in Peru, has been the target of local political and community protests, some of which blocked the road between the Yanacocha mine and Conga project complexes and the City of Cajamarca in Peru and resulted in vandalism and equipment damage. We cannot predict whether similar or more significant incidents will occur in the future. The recurrence of significant political or community opposition or protests could continue to adversely affect the Conga Project’s development and the continued operation of Yanacocha.

Construction activities on our Conga Project were suspended on November 30, 2011, at the request of Peru’s central government following increasing protests in Cajamarca by anti-mining activists led by the regional president. At the request of the Peruvian central government, the environmental impact assessment prepared in connection with the project, which was previously approved by the central government in October 2010, was reviewed by independent experts in an effort to resolve allegations around the environmental viability of Conga. This review concluded that the environmental impact assessment complied with international standards and provided some recommendations to improve water management. Yanacocha has focused on the construction of water reservoirs prior to the development of other project facilities. However, development of Conga is contingent upon generating acceptable project returns and getting local community and government support. Under the current social and political environment, the Company does not anticipate being able to develop Conga for at least the next five years. As a result of the uncertainty surrounding Conga, the Company has allocated its development capital to other projects in recent years. Should the Company be unable to develop the Conga Project, the Company may have to consider other alternatives for the project which may result in an impairment.

The Central Government of Peru continued to support responsible mining as a vehicle for the growth and future development of Peru in 2016. However, we are unable to predict whether the Central government will continue to take similar positions in the future. The regional government of Cajamarca and other political parties actively opposed the Conga Project in the past. We are unable to predict the positions that will be taken in the future and whether such positions or changes in law will affect Yanacocha or Conga. Such changes may include increased labor regulations, environmental and other regulatory requirements, and additional taxes and royalties, as well as future protests, community demands and road blockages. We cannot predict future positions of either the Central or regional government on foreign investment, mining concessions, land tenure or other regulation. Any change in government positions or laws on these issues could adversely affect the assets and operations of Yanacocha or Conga, which could have a material adverse effect on our results of operations and financial position. Additionally, the inability to develop Conga or operate at Yanacocha could have an adverse impact on our growth and production in the region.

In addition, in early 2015, the Peruvian government agency responsible for certain environmental regulations, the Ministry of the Environment (“MINAM”), issued proposed water quality criteria for designated beneficial uses which apply to mining companies, including Yanacocha. These criteria would modify the in-stream water quality criteria pursuant to which Yanacocha has been designing water treatment processes and infrastructure. In 2015, MINAM issued the final regulation that modified the water quality standards and extended the compliance deadline. This law provides 60 days to notify whether the Company is able to comply with the new standards and one year to submit a modification to the previously approved Environmental Impact Assessment. The submittal will be presented in February 2017. A total of up to four years are allowed for permitting, detailed engineering, and construction of water treatment facilities required for compliance with the new water quality standards. Yanacocha is currently assessing treatment options in connection with the new water quality standards. Those treatment options may result in increased costs. If Yanacocha is unsuccessful in designing, constructing and implementing effective treatment options in the next four years, it could result in potential fines and penalties relating to potential intermittent non-compliant exceedances. These impacts may adversely impact the future cost, production and financial performance of our operations in Peru.

Our Merian operation in Suriname is subject to political and economic risks.

We have an investment in Suriname. The current president and others, including a number of members of the current administration, have been named defendants in a trial in connection with the deaths of certain political opponents in a 1982 coup. Those proceedings were previously halted based upon an executive order. However, in January 2017, a court in Suriname directed that the trial be recommenced. That ruling is currently subject to appeal.  We cannot predict the outcome of the pending appeal or the trial. However, these proceedings could result in civil and political instability, and heighten the risk of abrupt changes in the government and national policy impacting foreign investment and operators.

Operations in Suriname are governed by a mineral agreement with the government that establishes the terms and conditions under which Merian operations and development are conducted. No assurances can be made that the government will not request changes to the agreement in the future. While the government is generally considered by the Company to be mining friendly, it is possible that the current or future government may adopt substantially different policies, make changes in taxation treatment or regulations, take arbitrary action which might halt operations, increase costs, or otherwise impact mining and exploration rights and/or permits, any of which could have a material and adverse effect on the Company's future cash flows, earnings, results of operations and/or financial condition.

The government of Suriname exercised its option to participate in a fully-funded 25 percent equity ownership stake in Merian in November 2013. Suriname manages its participation through Staatsolie Maatschappij Suriname N.V. (“Staatsolie”), a Surinamese corporation that is wholly owned by the government. The Company can make no assurances that Staatsolie will have sufficient funds or borrowing ability in order to make their capital commitments in accordance with the terms of the partnership agreement. See the risk factor under the heading “Future funding requirements may affect our business” later in this section.

Artisanal and illegal miners have been active on, or adjacent to, the Merian mine in recent years. Illegal mining, which involves trespass into the development or operating area of the mine, is both a security and safety issue, which may present a security threat to property and human life. See the risk factor under the heading “Civil disturbances, criminal activities, including illegal mining, and artisanal mining, occurs on or adjacent to certain of our properties, which can disrupt business and expose the Company to liability” later in this section for addition information.

Our business depends on good relations with our employees.

Production at our mines is dependent upon the efforts of our employees and, consequently, our maintenance of good relationships with our employees. Due to union activities or other employee actions, we could experience labor disputes, work stoppages or other disruptions in production that could adversely affect us. At December 31, 2016, various unions represented approximately 27% of our employee work force worldwide. Following the expiration of the collective bargaining agreements with the workforce in Ghana in 2014, the 2014 wage negotiations with the union in connection with the collective bargaining process concluded in late 2015 through arbitration after a prolonged negotiation, and 2015 wage negotiations concluded in March 2016 after a prolonged negotiation. Negotiations relating to 2016 wages remain ongoing. The labor agreement in Peru will expire in February 2019, and the collective labor agreement in Nevada will expire in January 2019. A failure to successfully enter into new contracts could result in future labor disputes, work stoppages or other disruptions in production that could adversely affect our operations and financial performance. Suriname has a history of collective labor activity. While employees at the Merian mine are not currently unionized, we can provide no assurance that collective bargaining activity will not occur in the future. Any such unionization could result in similar risks as described above. There can be no assurance that any future disputes at the Company’s operations or projects will be resolved without disruptions.

Our Company and the mining industry are facing continued geotechnical challenges, which could adversely impact our production and profitability.

Newmont and the mining industry are facing continued geotechnical challenges due to the older age of certain of our mines and a trend toward mining deeper pits and more complex deposits. This leads to higher pit walls, more complex underground environments and increased exposure to geotechnical instability and hydrological impacts. As our operations are maturing, the open pits at many of our sites are getting deeper and we have experienced certain geotechnical failures at some of our mines, including, without limitation, at our operations in Australia, Nevada, Ghana, Peru and Colorado. For example in 2016, pit failures at the Silverstar pit of the Carlin operation resulted in temporary shutdowns and have impacted expected production. See also  the risk factor under the heading “Mining companies are increasingly required to consider and provide benefits to the communities and countries in which they operate, and are subject to extensive environmental, health and safety laws and regulations” earlier in this section.

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

The foreign currency that primarily impacts our results of operations is the Australian dollar. We estimate that every $0.10 increase in the U.S. dollar/Australian dollar exchange rate increases annually the U.S. dollar Costs applicable to sales by approximately $79 for each ounce of gold sold from operations in Australia before taking into account the impact of currency hedging. The annual average Australian dollar exchange rate depreciated by approximately 17% from December 31, 2014 to December 31, 2015. The annual average Australian dollar exchange rate depreciated by approximately 1% from December 31, 2015 to December 31, 2016. We hedge a portion of our future forecasted Australian dollar denominated operating expenditures to reduce the variability of our Australian dollar exposure. At December 31, 2016, we had hedged 8% and 4% of our forecasted Australian denominated operating costs in 2017 and 2018, respectively. Our Australian dollar derivative programs will limit the benefit to Newmont of future decreases, if any, in the U.S. dollar/Australian dollar exchange rates. Due to the limited nature of the Company’s hedge program, increases to the Australian dollar/U.S. dollar exchange rate could result in increased costs.

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

We have periodically experienced power shortages in Ghana resulting primarily from drought, insufficient rainfall, unavailability of thermal plants, shortage of fuel or other circumstances, increasing demands for electricity and insufficient hydroelectric or other generating capacity which caused curtailment of production at our Ahafo and Akyem operations in 2015. In late January 2015, in response to power shortages in Ghana resulting from insufficient rainfall and thermal plant unavailability, the Government of Ghana imposed a country-wide power reduction and notified the mining industry of the need to reduce power usage by 33%. In order to address shutdowns and load shedding concerns, the Company engaged the power generating company and the Ministry of Power to produce alternative plans to help reduce our load shedding requirements. These alternative methods may cause increases in our diesel consumption and increase our costs. By year-end, the Company entered into a three-year power supply purchase agreement that provides the Company with a fixed percentage of power supply on a take-or-pay basis to reduce the potential future load reductions. Future power shortages or disruptions and increased costs may adversely affect our results of operations and financial position.

Continuation of our mining production is dependent on the availability of sufficient water supplies to support our mining operations.

Our mining operations require significant quantities of water for mining, ore processing and related support facilities. Our operations in North and South America and Australia are in areas where water is scarce and competition among users for continuing access to water is significant. Continuous production at our mines is dependent on our ability to maintain our water rights, claims and contracts and to defeat claims adverse to our current water uses in legal proceedings. Although each of our operations currently has sufficient water rights, claims and contracts to cover its operational demands, we cannot predict the potential outcome of pending or future legal proceedings relating to our water rights, claims, contracts and uses. Water shortages may also result from weather or environmental and climate impacts out of the Company’s control. For example, the continuation of the below average rainfall or the occurrence of drought in southwest Australia could impact our raw water supply at Boddington. While we incorporated systems to address the impact of the dry season as part of our operating plans, we can make no assurances that those systems will be sufficient to address all shortages in water supply, which could result in production and processing interruptions. The loss of some or all water rights for any of our mines, in whole or in part, or shortages of water to which we have rights could require us to curtail or shut down mining production and could prevent us from pursuing expansion opportunities. Laws and regulations may be introduced in some jurisdictions in which we operate which could limit our access to sufficient water resources in our operations, thus adversely affecting our operations.

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

We are currently, and may in the future become, subject to litigation, arbitration or other legal proceedings with other parties. If decided adversely to Newmont, these legal proceedings, or others that could be brought against us in the future, could have a material adverse effect on our financial position or prospects. For a more detailed discussion of pending litigation, see Note 29 to our Consolidated Financial Statements.

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

Although we have conducted title reviews of our properties, title review does not preclude third parties from challenging our title or related property rights. While we believe that we have satisfactory title to our properties, some titles may be defective or subject to challenge. For example, at our Conga project in Peru, we continue to seek resolution to a land dispute with local residents. In addition, certain of our Australian properties could be subject to native title or traditional landowner claims, and our ability to use these properties is dependent on agreements with traditional owners of the properties. A determination of defective title or restrictions in connection with a challenge to title rights could impact our ability to develop and operate at certain properties, which could have an adverse effect on our results of operations and financial position. For more information regarding native title or traditional landowner claims, see the discussion under the Asia Pacific Section of Item 2, Properties, in this report.

Civil disturbances, criminal activities, including illegal mining, and artisanal mining, occurs on or adjacent to certain of our properties, which can disrupt business and expose the Company to liability.

Civil disturbances and criminal activities such as trespass, illegal mining, sabotage, theft and vandalism may cause disruptions and could result in the suspension of operations and development at certain sites. Incidents of such activities have occasionally led to conflict with security personnel and/or police, which in some cases resulted in injuries including in Peru and Suriname. Although security measures have been implemented by the Company to protect employees, property and assets, such measures will not guarantee that such incidents will not continue to occur in the future, or result in harm to employees or trespassers, decrease operational efficiency or construction delays, increase community tensions or result in liabilities. The manner in which the Company’s personnel, national police or other security forces respond to civil disturbances and criminal activities can give rise to additional risks where those responses are not conducted in a manner consistent with international and Newmont standards relating to the use of force and respect for human rights. Newmont takes seriously our obligation to respect and promote human rights, is a signatory to and active participant in the Voluntary Principles on Security and Human Rights, and has adopted a Sustainability and Stakeholder Engagement Policy and Human Rights Standard in-line with the UN Guiding Principles on Business and Human Rights due diligence processes. Nonetheless, although the Company has implemented a number of significant measures and safeguards which are intended to ensure that personnel understand and uphold these standards, the implementation of these measures will not guarantee that personnel, national police or other security forces will uphold these standards in every instance. The failure to conduct security operations in accordance with these standards can result in harm to employees, community members or trespassers, increase community tensions, reputational harm to Newmont or result in criminal and/or civil liability and/or financial damages or penalties.

Artisanal and illegal miners have been active on, or adjacent to, some of Newmont’s African and South American properties, including recently at Suriname. Illegal mining, which involves trespass into the development or operating area of the mine, is both a security and safety issue, which may present a security threat to property and human life. The illegal miners from time to time have clashed with security staff and law enforcement personnel who have attempted to move them away from the facilities. Although, under certain circumstances, artisanal mining may be a legally sanctioned activity, artisanal mining is also associated with a number of negative impacts, including environmental degradation, poor working practices, erosion of civil society, human rights abuse and funding of conflict. The environmental, social, safety and health impacts of artisanal and illegal mining are frequently attributed to formal mining activity, and it is often assumed that artisanally-mined gold is channeled through large-scale mining operators, even though artisanal and large-scale miners may have separate supply chains. These misconceptions impact negatively on the reputation of the industry. The activities of the illegal miners could cause damage to Newmont’s properties for which Newmont could potentially be held responsible. The presence of illegal miners could lead to exploration and project delays and disputes regarding the development or operation of commercial gold deposits. Illegal mining and theft could also result in lost gold production and reserves, mine and development stoppages, and have a material adverse effect on financial condition or results of operations or project development.

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

We recognize the expected future tax benefit from deferred tax assets when the tax benefit is considered to be more likely than not of being realized, otherwise, a valuation allowance is applied against deferred tax assets. Assessing the recoverability of deferred tax assets requires management to make significant estimates related to expectations of future taxable income. Estimates of future taxable income are based on forecasted cash flows from operations and the application of existing tax laws in each jurisdiction. To the extent that future cash flows and taxable income differ significantly from estimates, our ability to realize the deferred tax assets could be impacted. In the future, our estimates could change requiring a valuation allowance or impairment of our deferred tax assets. Additionally, future changes in tax laws could limit our ability to obtain the future tax benefits represented by our deferred tax assets. At  December 31, 2016, the Company’s non-current deferred tax assets were $1,331.

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

There can be no assurance that any rating currently assigned by Standard & Poor’s Rating Services or Moody’s Investors Service to Newmont will remain unchanged for any given period of time or that a rating will not be lowered if, in that rating agency’s judgment, future circumstances relating to the basis of the rating so warrant. If we are unable to maintain our outstanding debt and financial ratios at levels acceptable to the credit rating agencies, or should our business prospects or financial results deteriorate, our ratings could be downgraded by the rating agencies. In November 2013, Standard & Poor’s lowered our credit rating from BBB+ to BBB, and, in June 2014, revised its outlook to negative from stable. In January 2014, Moody’s Investors Service issued a notice that Newmont’s debt had been placed on “Review for possible downgrade.” Subsequently in May 2014, Moody’s Investors Service issued a notice that Newmont’s debt has been downgraded to Baa2 with negative outlook. In June 2015, Standard & Poor’s reaffirmed our credit rating at “BBB” rating and revised its outlook from negative to stable. In January 2016, the Company was one of 11 mining companies rated in the U.S. that was placed on review by Moody’s Investor Services for potential downgrade. In March 2016 Moody’s Investors Service reaffirmed the Company’s outlook as stable. We cannot make assurances regarding the outcome of the rating agencies future reviews. A downgrade by the rating agencies could adversely affect the value of our outstanding securities, our existing debt and our ability to obtain new financing on favorable terms, if at all, and increase our borrowing costs, which in turn could impair our results of operations and financial position.

Future funding requirements may affect our business.

Potential future investments, including projects in the Company’s project pipeline, acquisitions and other investments, will require significant funds for capital expenditures. Depending on gold and copper prices, our operating cash flow may not be sufficient to meet all of these expenditures, depending on the timing of development of these and other projects. As a result, new sources of capital may be needed to meet the funding requirements of these investments, fund our ongoing business activities and pay dividends. Our ability to raise and service significant new sources of capital will be a function of macroeconomic conditions, future gold and copper prices as well as our operational performance, current cash flow and debt position, among other factors. We may determine that it may be necessary or preferable to issue additional equity or other securities, defer projects or sell assets. Additional financing may not be available when needed or, if available, the terms of such financing may not be favorable to us and, if raised by offering equity securities, any additional financing may involve substantial dilution to existing shareholders. In the event of lower gold and copper prices, unanticipated operating or financial challenges, or new funding limitations, our ability to pursue new business opportunities, invest in existing and new projects, fund our ongoing business activities, retire or service all outstanding debt and pay dividends could be significantly constrained. In addition, our joint venture partners may not have sufficient funds or borrowing ability in order to make their capital commitments. In the case that our partners do not make their economic commitments, the Company may be prevented from pursuing certain development opportunities or may assume additional financial obligations, which may require new sources of capital.

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

The market price and volume of our common stock may be subject to significant fluctuations due not only to general stock market conditions but also to a change in sentiment in the market regarding our operations, business prospects or liquidity. Among the factors that could affect the price of our common stock are:

•	changes in gold, and to a lesser extent, copper prices;

•	operating and financial performance that vary from the expectations of management, securities analysts and investors or our financial outlook;

•	developments in our business or in the mining sector generally;

•	regulatory changes affecting our industry generally or our business and operations;

•	the operating and stock price performance of companies that investors consider to be comparable to us;

•	announcements of strategic developments, acquisitions and other material events by us or our competitors;

•	our ability to integrate and operate the companies and the businesses that we acquire;

•	response to activism; and

•	changes in global financial markets and global economies and general market conditions, such as interest or foreign exchange rates, stock, commodity, credit or asset valuations or volatility.

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

North America

The North America region maintains its headquarters in Elko, Nevada and operates five sites, Carlin, Phoenix, Twin Creeks, Long Canyon and Cripple Creek & Victor.

In Nevada, mining taxes are assessed on up to 5% of net proceeds of a mine. Net proceeds are calculated as the excess of gross yield over direct costs. Gross yield is determined as the value received when minerals are sold, exchanged for anything of value or removed from the state. Direct costs generally include the costs to develop, extract, produce, transport and refine minerals.

Carlin, Nevada, USA. (100% owned) The Carlin property is located 25 miles west of Elko, Nevada off of Interstate 80 and can be accessed by paved highway. Newmont either owns the private fee land and unpatented mining claims or controls the land through long-term mining leases, with regard to the minerals and surface area within the boundaries of the present operations. Properties held under long-term mining leases expire at varying dates over the next 40 years. With respect to a portion of the Gold Quarry pit, we pay a royalty equivalent to 16.2% of the mineral production. With respect to various other Carlin deposits, we pay third-party royalties that vary from 1% to 8% of production.

Carlin’s integrated mining operations consist of four open pits and four underground mines. The open pits include the Emigrant and the Gold Quarry pits in the South end of the Carlin Trend and the Silverstar and Goldstar pits in the North end of the Carlin Trend. The underground mines include Leeville, which is a shaft mine, along with Chukar, Pete Bajo and Exodus, which are portal mines. The majority of the underground ore as well as higher-grade surface refractory ores are processed through the roaster (Mill 6), which consists of a grinding circuit, roasting circuit and a conventional carbon-in leach circuit. Mill 6 processed approximately 3.4 million tons of ore in 2016. Higher-grade surface oxide ores are processed by conventional milling and cyanide leaching at Mill 5.

Additionally, Mill 5 operates as a flotation mill treating lower grade, non-carbonaceous, sulfidic refractory ore to produce a gold/pyrite concentrate. Mill 5 processed approximately 5 million tons of ore in 2016. Lower-grade surface material with suitable cyanide solubility is treated on one of four heap leach pads. Carlin’s available mining fleet consists of six shovels and 54 haul trucks which range from 150 to 250 tons. We have been mining gold at Carlin since 1965.

Carlin is a sediment-hosted disseminated gold deposit. Work has been completed to expand underground airflow at the Leeville mine to allow for increased mining rates and future mine expansion. Brownfield exploration and development of new reserves is ongoing.

Power is supplied by Wells Rural Electric Company (“WREC”) in the southern section of the property and in the northern section of the property power is partially supplied by a power plant Newmont built and placed in operations in 2008. Power generated is sold to NV Energy and then repurchased by the operations.

Carlin’s gross property, plant and mine development at December 31, 2016 was $4,095. Carlin produced  944,000 ounces of gold in 2016 and reported 15.0 million ounces of gold reserves at December 31, 2016.

Phoenix, Nevada, USA. (100% owned) The Phoenix property is comprised of the Phoenix operations and the Lone Tree operations. The Phoenix and Lone Tree properties are owned through fee property and unpatented mining claims.

Phoenix is an open pit operation, located approximately 10 miles south of Battle Mountain, Nevada and can be accessed by paved highway to a Newmont maintained dirt road. Phoenix was acquired through the Battle Mountain Gold merger and began operations in 2006.

Phoenix is a skarn-hosted polymetallic massive sulfide replacement deposit. The Phoenix mill produces a gravity gold concentrate and a copper/gold flotation concentrate and recovers additional gold from cyanide leaching of the flotation tails. The Phoenix surface mine’s available mining fleet consists of three shovels and sixteen 240-ton haul trucks. Process facilities include a flotation mill, which processed approximately 12 million tons of ore in 2016, a carbon-in-leach plant, a copper leach pad and solvent extraction electrowinning (“SX/EW”) plant. The copper leach and SX/EW plant allows for the production of copper cathode. Brownfield exploration and development of new reserves is ongoing.

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

Power is partially supplied by a power plant built by Newmont and placed in operations in 2008. Power generated is sold to NV Energy and then repurchased by the operations.

The Phoenix operations’ gross property, plant and mine development at December 31, 2016 was $1,270. The Phoenix operations produced 209,000 ounces of gold and 42 million pounds of copper in 2016. At December 31, 2016, the Phoenix operations reported 4.4 million ounces of gold reserves and 1,260 million pounds of copper reserves.

Twin Creeks, Nevada, USA. (100% owned) The Twin Creeks property is comprised of the Twin Creeks mine and the Turquoise Ridge Joint Venture.

Twin Creeks is an open pit operation, located approximately 15 miles north of Golconda, Nevada and can be accessed by paved highway to a dirt road maintained by Newmont. The Twin Creeks mine is an open pit mine that began operations in 1987 and was acquired through the Santa Fe merger in 1997. The property is owned through fee property and unpatented mining claims.

Twin Creeks is a sediment-hosted disseminated gold deposit. Higher-grade oxide ores are processed by conventional milling and cyanide leaching at the Juniper mill. The autoclaves (Sage) process higher-grade refractory ores and lower-grade material with suitable cyanide solubility is treated on heap leach pads. Twin Creeks’ available mining fleet consists of three shovels and fourteen 240-ton haul trucks. The process facilities include an autoclave, which processed approximately 3.9 million tons of ore in 2016, an oxide mill, which processed 1.1 million tons of ore in 2016, and three leach pads. Brownfield exploration and development of new reserves is ongoing, including the Twin Underground project. This project is located below and north of the historic Vista Pit within the Twin Creeks footprint. Twin Underground is currently in the definitive feasibility stage and a funding decision is expected in the second half of 2017.

Power is partially supplied by a power plant Newmont built and placed in operations in 2008. Power generated is sold to NV Energy and then repurchased by the operations.

Turquoise Ridge is an underground gold mine located in Golconda, Nevada. The operation includes a refractory ore deposit, which utilizes the Twin Creeks autoclave for processing. Turquoise Ridge is a joint venture with a subsidiary of Barrick Gold Corporation (“Barrick”), where Barrick is the operator. We have a 25% interest in Turquoise Ridge and we report our interest on a pro rata basis. Additionally, we have an agreement that expires in 2017 to provide up to 2,000 tons per day of milling capacity at Twin Creeks to the joint venture. In 2016, gold production of 86,000 ounces was attributable to Newmont from Turquoise Ridge.

The Twin Creeks operations’ gross property, plant and mine development at December 31, 2016 was $1,481. The Twin Creeks operation produced 453,000 ounces of gold in 2016 and reported 4.9 million ounces of attributable gold reserves at December 31, 2016.

Long Canyon, Nevada, USA. (100% owned) Long Canyon is located approximately 75 miles east of Elko, Nevada off of Interstate 80 and can be accessed by paved highway. Long Canyon was acquired in 2011 through the purchase of Fronteer Gold Inc. The property is owned through fee property and unpatented mining claims.

Long Canyon is a sediment-hosted disseminated gold deposit. Oxide ore with suitable cyanide solubility is treated on a heap leach pad. The Long Canyon available mining fleet consists of two shovels and ten 240-ton haul trucks. Brownfield exploration and development of new reserves is ongoing. Commercial production at Long Canyon was achieved in November 2016.

Power is supplied by WREC.

Long Canyon’s gross property, plant and mine development at December 31, 2016 was $1,144. The Long Canyon operation produced 22,000 ounces of gold in 2016 and reported 1.2 million ounces of gold reserves at December 31, 2016.

Cripple Creek & Victor, Colorado, USA. (100% owned) Cripple Creek &Victor (“CC&V”) is an open pit operation, located next to the town of Victor, Colorado and can be accessed by paved highway. On August 3, 2015, Newmont acquired CC&V through a purchase from AngloGold Ashanti Limited. The vast majority of the property is controlled through fee patented mining claims as well as long-term mining leases.  Properties held under long-term mining leases expire at varying dates over the next 20 years. Royalties on various sections of the deposit vary up to 5% of production.

CC&V is an epithermal alkalic deposit with heap leaching and milling processing facilities located on site. Heap leaching is used to recover lower-grade ore, while the mill is used to recover higher-grade ore. CC&V’s available mining fleet consists of three shovels and 31 haul trucks with capacity ranges from 85 tons to 240 tons. The process facilities include a mill and two valley leach facilities. Construction of one of the valley leach facilities and a second recovery plant was completed in 2016. Brownfield exploration and development of new reserves is ongoing.

Power is supplied by Black Hills Energy.

CC&V’s gross property, plant and mine development at December 31, 2016 was $791.  CC&V produced 396,000 ounces of gold in 2016 and reported 3.4 million ounces of gold reserves at December 31, 2016.

South America

The South America region maintains its headquarters in Lima, Peru and operates two sites, Yanacocha and Merian, and manages the Conga Project.

Yanacocha and the Conga Project are owned by Minera Yanacocha S.R.L. (“Yanacocha” or “MYSRL”), which is 51.35% owned by Newmont. The remaining interests in MYSRL are held by Compañia de Minas Buenaventura, S.A.A. (“Buenaventura”) (43.65%) and the International Finance Corporation (5%).

MYSRL (51.35% owned by Newmont) and S.M.R.L. Chaupiloma Dos de Cajamarca (“Chaupiloma”) (a third party) have mining concessions granted by the Peruvian mining authority. Mining concessions grant MYSRL an exclusive and irrevocable right to carry out exploration and exploitation activities within a specified area. In order to maintain these concessions, MYSRL must (i) obtain the appropriate permits and rights over the surface lands, (ii) pay annual license fees and (iii) comply with a minimum annual production obligation. For mining concessions granted prior to 2008, concessions will expire if the production obligations are not met by the end of 2028. For mining concessions granted in 2008 or thereafter, concessions will expire if minimum production is not attained by the 20th year from the date of grant.

In Peru, a revised royalty and special mining tax was introduced on October 1, 2011. This tax is dependent on whether or not a stabilization agreement is in effect and is based on a sliding scale, between 1% and 12%.

Yanacocha, Peru. (51.35% owned) Yanacocha is located approximately 375 miles (604 kilometers) north of Lima and 30 miles (48 kilometers) north of the city of Cajamarca and is primarily accessible by paved and dirt roads. The Yanacocha property began production in 1993 and consists of the following open pit mines: the La Quinua Complex, Cerro Yanacocha, the Carachugo Complex and Maqui Maqui. In addition, Yanacocha has four leach pads, three processing facilities and one mill.

The La Quinua complex is currently mining material from the La Quinua Sur and the Tapado Oeste Layback. La Quinua Sur commenced mining activities in May 2014 and is scheduled to finish in 2019. The Tapado Oeste Layback commenced mining activities during the first quarter of 2015 and is expected to be completed in 2019. Mining activities in Cerro Negro Oeste and Tapado Oeste ceased in August 2016 and September 2016, respectively. The ore from La Quinua Sur and Tapado Oeste Layback is primarily placed on the La Quinua leach pad or in stockpiles for further processing. Gold recovery from the leach pad at La Quinua continues.

Cerro Yanacocha mines material from the Yanacocha Layback and Yanacocha Pinos. The Yanacocha Layback commenced mining activities in January 2016 and is scheduled to finish in 2018. Cerro Yanacocha began operations in 1997 and had limited mining operations in recent years. The ore from the Yanacocha Layback and Yanacocha Pinos is primarily placed on the Cerro Yanacocha leach pad or in stockpiles for further processing. Gold recovery from the leach pad at Cerro Yanacocha continues.

The Carachugo Complex mined material from multiple mines that are no longer in operation, including Marleny. In February 2016, Marleny resumed mining operations after two years of inactivity, and ceased operations in June 2016. The ore from Marleny was primarily placed on the Carachugo leach pad or in stockpiles for further processing. De minimus residual leaching of gold from the leach pad at Carachugo continues.

Maqui Maqui ceased mining operations in July 2016. The ore from Maqui Maqui was primarily placed on the Maqui Maqui leach pad or in stockpiles for further processing. De minimus residual leaching of gold from the leach pad at Maqui Maqui continues.

Leach pads are located at La Quinua (581 million tonne capacity),  Cerro Yanacocha (426 million tonne capacity), Carachugo (372 million tonne capacity) and Maqui Maqui (64 million tonne capacity). Each of these leach pads include at least two leach solution storage ponds and storm water ponds located down gradient from each leach pad. The Cerro Yanacocha site has two additional solution ponds for the segregation of solution generated from the treatment of transition ores. A raw water pond is used both for storm containment and to store excess solution during the wet season.

Yanacocha’s processing facilities (Pampa Larga, Yanacocha Norte and La Quinua) are located adjacent to the solution storage ponds and are used to process gold-bearing solutions from Yanacocha’s leach pads through a network of solution-pumping facilities. The Yanacocha Gold Mill processes high-grade gold ore to produce a gold-bearing solution for treatment at the La Quinua processing plant. The Yanacocha Gold Mill commenced operations in March 2008, and it processes between 5.5 and 6.0 million tonnes per year.

Yanacocha’s mining activities encompass 260,212 acres (105,304 hectares) that are covered by 182 mining concessions. MYSRL (51.35% owned by Newmont) holds the mining rights related to 95,719 acres (38,736 hectares), covered by 71 concessions. Chaupiloma holds the mining rights to the remaining acres and concessions and has assigned these mining concessions to Yanacocha. Each concession has an initial term of 17 to 20 years, which are renewable at Yanacocha’s request for an additional 17- to 20-year terms. Yanacocha has three processing concessions from the Ministry of Energy and Mines for its processing plants: Cerro Yanacocha (Yanacocha Gold Mill, Cerro Negro, La Quinua and Yanacocha), Yanacocha (Carachugo and Pampa Larga) and China Linda (a limestone processing facility). The processing concessions have indefinite terms, subject to the payment of an annual fee based on nominal capacity for the processing plant.

Yanacocha is an epithermal type deposit of high sulfidation hosted in volcanic rock formations. Gold is associated with iron-oxides and pyrite. Material that has suitable cyanide solubility is placed on leach pads whereas non-leachable material is placed in stockpiles for processing through the Yanacocha Gold Mill. Solutions generated by the leach pad and the mill are further processed through the processing facilities. Mining and processing of oxide mineralization has been ongoing since the mine opened in 1993. Studies are underway to evaluate the potential for mining sulfide gold and copper mineralization. Yanacocha’s available mining fleet consists of one shovel, four excavators, two wheel loaders and 39 haul trucks, which range from 140 to 240 tonnes. Brownfield exploration and development of new reserves is ongoing, including the development of Quecher Main within the footprint of Yanacocha. This oxide deposit will extend the life of the Yanacocha operation to 2025, with an average of about 200,000 ounces between 2020 and 2025. In addition, the development of an underground exploration tunnel was completed in June 2016. Quecher Main is currently in the definitive feasibility stage and a funding decision is expected in the second half of 2017.

Power is supplied to the operation by Engie Energia Peru SA.

Yanacocha’s gross property, plant and mine development at December 31, 2016 was $3,817. Yanacocha produced 655,000 ounces of gold (336,000 attributable ounces of gold) in 2016 and reported 2.2 million attributable ounces of gold reserves at December 31, 2016.

Conga, Peru. (51.35% owned) The Conga Project is located approximately 16 miles (25 kilometers) northeast of Yanacocha and is accessible by paved and dirt roads. The project is planned to be an open pit mine. Newmont received Conga from Cedimin S.A.C. as part of the Yanacocha unitization in 2001 and conducted comprehensive reviews of data and subsequent drilling campaigns through 2011.

Conga's mining activities would encompass 35,427 acres (14,337 hectares) that are covered by a mining concession that is owned by Chaupiloma. This concession was assigned to MYSRL (51.35% owned by Newmont) with a renewal term of 20 years. This mining concession has been suspended by MYSRL and exploration and exploitation activities are not currently permitted.

The Conga Project is a copper-gold porphyry deposit. Conga contains economic gold and copper mineralization associated with intense quartz veining felsic porphyries. Locally, magnetite-dominated skarns contain economic gold and copper mineralization and garnet dominated skarns are enriched in zinc, lead and silver. Certain locations in the Conga Project contain economic gold and copper mineralization associated with stock works of quartz veinlets and copper sulfides, particularly chalcopyrite, bornite and digenite.

Following the approval of the Environmental Impact Assessment in 2010, the Project’s design and construction work began. As a result of a series of demonstrations staged in Cajamarca at the request of the Central Government the Company suspended all Conga Project construction activities in November 2011. In April 2012, The Peruvian Central Government and MYSRL initiated an independent review of the initial Environmental Impact Assessment (“EIA”), which confirmed our initial EIA met Peruvian and International standards. The review made recommendations to provide additional water capacity and social funds, which were largely accepted. We announced our decision to move the project forward on a “water first” approach on June 22, 2012. In the first half of 2014, a Conga Restart Study was completed to identify and test alternatives to advancing development of the project. Following this assessment, a new plan was developed to reduce spending to focus on only the most critical work – protecting people and assets, engaging with communities and maintaining existing project infrastructure, while maintaining optionality. Newmont will not proceed with the full development of Conga without social acceptance, solid project economics and potentially another partner to help defray costs and risk; it is currently difficult to predict when or whether such events may occur. Under the current social and political environment, the Company does not anticipate being able to develop Conga for at least the next five years. As a result of the uncertainty surrounding Conga, the Company has allocated its development capital to other projects in recent years. Should the Company be unable to develop the Conga Project, the Company may have to consider other alternatives for the project which may result in an impairment.

There is no exploration and/or development of new reserves as development of the project is currently on hold. See Item 1A, Risk Factors, above for a description of political risks related to the project’s development and the reclassification of previously declared reserves to mineralized material in 2015.

Merian, Suriname. (75% owned) The Merian gold mine (“Merian”) is owned 75% by Newmont Suriname, LLC (“Newmont Suriname”) (formerly known as Suriname Gold Company LLC and 100% indirectly owned by Newmont Mining corporation) and 25% by Staatsolie Maatschappij Suriname N.V. (“Staatsolie”) (a company wholly owned by the Republic of Suriname). Merian is located in Suriname, approximately 40 miles (66 kilometers) south of the town of Moengo and 19 miles (30 kilometers) north of the Nassau Mountains, close to the French Guiana border. The site is accessible by paved road from Paramaribo to Moengo and a dirt road maintained mainly by the Company. The operation currently includes the Merian 2 open pit and is scheduled to include a second pit (the Maraba pit). Construction for Merian 2 began in August 2014 and commercial production began in October 2016. In late 2018, the Maraba pit is scheduled to be added to the production stream. In addition, the operation includes a process plant that contains a conventional gold processing flowsheet with a carbon-in-leach circuit.

Newmont Suriname and Staatsolie have a Right of Exploitation for Merian as defined in a Mineral Agreement approved by the Surinamese National Assembly in November 2013 and signed by the parties in August 2014. The Right of Exploitation is for an area of 41,484 acres (16,788 hectares), for a period of 25 years, and was recorded on November 7, 2014. Newmont Suriname is subject to a 6% net smelter return royalty to the Republic of Suriname payable in gold bullion or cash at the election of the government. According to the terms of the partnership agreement, Staatsolie will receive metal in kind for its 25% interest. On October 14, 2016, Staatsolie and Newmont Suriname signed a letter of intent to amend the distribution model outlined in the partnership agreement, which would allow Merian to sell 100% of the gold produced and make cash distributions in lieu of in-kind distributions to Staatsolie.

All of the gold mineralization at Merian occurs within saprolite, saprock or fresh rock and is closely associated with quartz veining within siltstone and sandstone formations. Merian’s available mining fleet consists of five mining excavators and 25 haul trucks, which range from 136 to 144 tonnes.

Merian includes processing facilities that utilize a conventional gold processing process plant, consisting of comminution plant, including gravity and cyanide leach processes, with recovery by carbon-in-leach, elution, electro-winning and induction furnace smelting to produce a gold doré product. It has a nameplate capacity of 12 million tonnes per year, reducing later to 10 million tonnes per year when the mill feed will be predominantly from fresh rock. Maintenance facilities, camp facilities with a capacity of 1,200 workers and various offices complete the site. Brownfield exploration and development of new reserves is ongoing.

Power for the property is self-generated using on-site heavy fuel oil driven generators.

Merian’s gross property, plant and mine development at December 31, 2016 was $869. Merian produced 104,000 ounces of gold (78,000 attributable ounces of gold) in 2016 and reported 4.3 million attributable ounces of gold reserves at December 31, 2016.

Asia Pacific

The Asia Pacific region maintains its headquarters in Perth, Australia and operates three sites, Boddington, Tanami and Kalgoorlie. On November 2, 2016, we completed the sale of Batu Hijau in Indonesia (previously included in our Asia Pacific region), as further discussed below.

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

In Australia, various ad valorem royalties and taxes are paid to state and territorial governments, typically based on a percentage of gross revenues or earnings. Indigenous communities have negotiated compensation/royalty payments as a condition to granting access to areas where they have native title or they own the land.

Boddington, Australia. (100% owned) Boddington is located 81 miles (130 kilometers) southeast of Perth in Western Australia and is accessible primarily by paved road. Mining operations consist of two open pit operations located adjacent to each other. The milling plant has a nominal capacity to process approximately 39 million tonnes of ore per year. Other major facilities include an emulsion plant, residue disposal area (tailings facility), maintenance workshops and a 2,300-room accommodation camp. Additionally, 31 residential properties are owned in Boddington as employee housing. Boddington has been wholly owned since June 2009 when Newmont acquired the final 33.33% interest from AngloGold Ashanti Australia Limited.

The Boddington project area comprises 46,697 acres (18,898 hectares) of mining tenure leased from the State of Western Australia, of which 21,018 acres (8,506 hectares) is subleased from the South 32 Worsley Joint Venturers. Royalties are paid to the state government at 2.5% for gold and 5% for copper based on revenue. Shipping and Treatment and Refining costs are allowable deductions from revenue for royalty calculations for copper. There is an additional profit based royalty payable to AngloGold Ashanti. This royalty is capped at $100 (of which approximately $78 has been paid out). The remaining royalty of approximately $22 is payable quarterly and is equal to 50% of the amount by which the average margin for the quarter exceeds $600 per ounce (on a by-product basis) multiplied by 33.3% of gold ounces sold in that quarter. Mining tenure terms vary between 4 to 21 years, with renewal options available on all core mining tenements. Newmont owns 74,474 acres (30,139 hectares) of rural freehold property, some of which overlaps the mining tenure.

Boddington consists of greenstone diorite hosted mineralization and activities continue to develop the known reserve.

The mine operates two pits (North & South Pits) utilizing three electric rope shovels as its prime ex-pit material movers with a production haul truck fleet of 40 and fleet of ancillary equipment as required. Boddington has a current capacity to mine approximately 235,000 tonnes of material per day. The milling plant includes a three-stage crushing facility (two Primary crushers, six Secondary crushers and four high-pressure grinding rolls), four ball mills, a flotation circuit and carbon-in-leach circuit. The flotation circuit process recovers copper concentrate and a portion of the gold in a copper concentrate before the material is then processed by a traditional carbon-in-leach circuit where the remaining gold is recovered.

Boddington’s process plant poured its first gold in September 2009 and commercial production commenced in November 2009. October 2015 saw the approval of the next major layback in the South Pit, which commenced in January 2016.

Power for the operation is sourced through the local power grid under a long-term power purchase agreement.

Boddington’s gross property, plant and mine development at December 31, 2016 was $3,995. Boddington produced 800,000 ounces of gold and 77 million pounds of copper in 2016. At December 31, 2016, Boddington reported 11.6 million ounces of gold reserves and 1,230 million pounds of copper reserves.

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

The Newmont Tanami Operations has an area of 843,420 acres (341,320 hectares) of exploration licenses and 11,017 acres (4,458 hectares) of mining leases granted as per the Northern Territory Mineral Titles Act. The operation has been granted authorization as per the Northern Territory Mining Management Act to undertake mining activities on these mineral leases. For the exploration licenses, Tanami is required to make an annual administration payment to the Central Land Council for each Deed (17) and a payment equal to 5% of in ground exploration. The Mining Lease expiry dates range between 2023 and 2036, with the ability to renew. Expiration date for MLS8 (processing plant mineral lease) is May 2034 and MLS154 (mine mineral lease) is February 2036.

As per the Northern Territory Mineral Royalties Act, the operation is obliged to pay a profit based royalty of 20% to the Northern Territory government. The operation is located on Aboriginal Freehold Land as per the Northern Territory Aboriginal Land Rights Act which requires the operation to hold a mining agreement with the Traditional Owners on which the operation is located. The Mining Agreement is managed by the Central Land Council as per the statutory requirements of the Aboriginal Land Rights Act. This agreement defines compensation payment to the Traditional Owners.

Mining operations are predominantly focused on the Callie and Auron ore bodies in the underground mine at Dead Bullock Soak. Tanami consists of sediment hosted sheeted quartz vein mineralization. Exploration is ongoing with the main focuses being underground ore definition drilling of the Auron ore body and drilling of the Federation ore body. In the fourth quarter of 2016, the Federation ore body declared first reserves.

Tanami, as an underground mining operation, has a fleet of underground loaders and 18 dump trucks, each with a 60 tonne payload. The processing plant was originally commissioned in 1986. The processing plant currently consists of a crushing plant, a grinding circuit, gravity carbon in pulp tanks and a conventional tailings disposal facility. The Board of Directors approved full funding of the Tanami Expansion project in October 2015. The scope for this project includes a ventilation upgrade, additional mining equipment, additional mine access and increasing process plant capacity and recovery. We expect the Tanami Expansion to reach commercial production in mid-2017, which will maintain Tanami’s production of between 425,000 and 475,000 gold ounces for the first five years after commercial production is reached.

Power for the operations is exclusively sourced from diesel generators which are owned and operated by Pacific Energy Pty (KPS) Ltd.

Tanami’s gross property, plant and mine development at December 31, 2016 was $1,239.  Tanami produced 459,000 ounces of gold in 2016 and reported 4.5 million ounces of gold reserves at December 31, 2016.

Kalgoorlie, Australia. (50% owned) We report our interest in Kalgoorlie on a pro rata basis. The mines are managed by Kalgoorlie Consolidated Gold Mine Pty Ltd (“KCGM”) for the joint venture owners, Newmont and Barrick. On May 1, 2015, Newmont assumed management oversight of the Kalgoorlie operations, under the new Management Services Agreement signed by the joint venture partners. Kalgoorlie is located 373 miles (600 kilometers) east of Perth in Western Australia and is accessible primarily by paved road. Kalgoorlie comprises the Fimiston open pit (commonly referred to as the Super Pit) and Mt Charlotte underground mines. The milling plant includes Fimiston processing plant on site at the edge of Kalgoorlie town and Gidji plant 30km outside of town. The milling plant has the capacity to process approximately 12.5 million tonnes of ore per year (at 100%). Gold was first discovered in the area in 1893. In 1989, KCGM was formed to manage the assets and operations of the joint venture partners. Newmont acquired its ownership in the mine in 2002, as a result of the merger with Normandy.

Kalgoorlie consists of greenstone dolerite hosted mineralization. Brownfield exploration and development of new reserves is ongoing at both the Mt Charlotte underground operation and the open pit Fimiston operation with testing for extensions.

The Kalgoorlie operation encompasses approximately 84,658 acres (34,261 hectares), comprising 63,436 acres (25,672 hectares) of mining leases and other general purpose leases, 14,939 acres (6,045 hectares) of exploration and prospecting licenses and 6,283 acres (2,543 hectares) of miscellaneous licenses held for easements and rights-of-way. The Kalgoorlie operation is obligated to pay royalties on production to the State Government of 2.5%. Mining and processing operations and facilities are located on properties held under leases which expire at varying dates over the next 21 years. All core mining leases contain options to renew.

Kalgoorlie's processing plant was first commissioned in mid-1989 and has since undergone two major expansions (1991 and 1995) as well as the de-commissioning of the Gidji roasters in 2015 to arrive at its current configuration. The Fimiston plant processes ore from the Super Pit and underground ore from the Mt Charlotte mine. Both ores are processed via two milling circuits which consist of two semi-autogenous grinding (“SAG”) mills and associated ball mills which are capable of treating up to 40,000 tonnes per day. After crushing and milling, the ores are processed via gravity and undergo bulk sulfide flotation to produce a gold-bearing sulfide flotation concentrate which is subsequently leached after ultra-fine grinding at either Fimiston or is filtered and trucked to the Gidji ultra-fine grinding processing plant. The flotation tailings are also leached at Fimiston by two carbon in pulp leaching circuits. Loaded carbon from both Fimiston and Gidji is treated at the centralized Fimiston elution (stripping) and electrowinning facility. The gold sludge from the electrowinning circuits is removed periodically from the cathodes and smelted to produce doré gold bars. Excess concentrate, which is unable to be treated on site, is sold to overseas smelters for processing. In 2015, the two roasters at Gidji were de-commissioned and a new 30 tonne per hour (tph) ultra-fine grinding mill was installed. This was in addition to the already existing 10 tph ultra-fine grinding mills at Gidji since 2000 and at Fimiston processing plant since 2002. In conjunction with this project, a new carbon regeneration kiln (for a total of three) and scrubbing system was installed at Fimiston and a retort and mercury collection system was commissioned at the Fimiston gold room.

Open pits have a fleet of four shovels, one loader, 40 haul trucks, as well as other ancillary equipment. The Mt Charlotte underground mine has underground loaders, a combination of 50 and 60 tonne trucks and drills to enable ore extraction.

Power for the operations is supplied through Newmont Power Pty Ltd (a wholly-owned Newmont entity). Newmont Power Pty Ltd sources the power through a combination of purchase from the gas fired power plant in which Newmont holds a 50% interest and through purchase from the local power grid.

Kalgoorlie’s gross property, plant and mine development at December 31, 2016 was $433.  Kalgoorlie produced 382,000 attributable ounces of gold in 2016 and reported 4.1 million attributable ounces of gold reserves at December 31, 2016.

Batu Hijau, Indonesia. (Previously 48.5% owned) The sale of our economic interest in PTNNT, which operated Batu Hijau, to PT Amman Mineral Internasional was completed on November 2, 2016. Prior to the sale, the Batu Hijau operation produced 701,000 ounces of gold  (340,000 attributable ounces of gold) and 413 million pounds of copper in 2016  (200 million attributable pounds of copper). For additional information regarding our discontinued operations, see Note 3 to the Consolidated Financial Statements and the discussion in our Results of Consolidated Operations in Item 7.

Africa

The Africa region maintains its headquarters in Accra, Ghana and operates two sites, Ahafo and Akyem.

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

In addition, in 2012, the government of Ghana established a Mining Review Committee to review fiscal regimes and mining agreements with a view to ensuring that Ghana benefits adequately and fairly from the mining sector. Newmont was the first mining company in Ghana called to review its IA. In response, a review team was formed between Newmont and the Government concluding and recommending in November 2014, certain changes to the terms of the IA. After consideration and advancement to Parliament by the Cabinet, the changes to the IA needed to be ratified and approved by Ghana’s Parliament to become effective. Until then, the current IA of 2003 remained effective and binding.

In December 2015, Ghana’s Parliament ratified the Revised Investment Agreements (“Ghana Investment Agreements” or “Revised IAs”). Key changes to the Revised IAs include a change in tax stabilization from life of mine to 15 years from commercial production for each mine. After the stability period concludes, an extension is possible if the Company commits to invest at least $300 per mine in mining projects. The maximum corporate income tax rate remains at 32.5%. The Revised IAs introduced a sliding scale royalty system that is based on monthly gold prices. The rates range from 3% to 5% of revenues. The additional 0.6% for ounces mined in the forest reserve area, as described above, remains in effect. The government of Ghana is also entitled to receive 1/9th of the total amount paid as dividends to Newmont shareholders. Advanced payments on these amounts of 0.6% of total revenues are paid to the government when the average quoted gold price exceeds $1,300 per ounce within the calendar year. The Revised IAs also still contain commitments with respect to job training for local Ghanaians, community development, purchasing of local goods and services and environmental protection. See Item 1A, Risk Factors for a description of risks inherent in contracts with governments.

The Ahafo and Akyem mines operate using electrical power generated by the Volta River Authority and transmitted to the sites by the Ghana Grid Company. Ghana has experienced power generation challenges, which has resulted in power rationing. The Ghana Power Project added 27MW of co-generation diesel power capacity to enable uninterrupted operation of the Ahafo and Akyem processing plants and allow safe, sustainable production in the Africa Region.

Ahafo, Ghana. (100% owned) The Ahafo mine is located near Kenyasi in the Brong Ahafo Region of Ghana, approximately 180 miles (290 kilometers) northwest of the national capital city of Accra. The site is accessible by paved roads. The Ahafo mine is operated by Newmont Ghana Gold Limited and is covered by the Ntotoroso concessions. In 2002, Newmont Mining Inc. merged with Normandy Mining Limited and, as a result, acquired the assets of Normandy Ghana Gold Limited, including 50% of the Ntotoroso property. In 2003, Newmont purchased the remaining interest in the Ntotoroso property from Moydow Mines International Inc., thereby making it a solely owned subsidiary. The Ahafo mine commenced commercial production in 2006 and currently operates a mill and three pits.

The Ahafo operations cover an area of approximately 137,000 acres (55,000 hectares) for the mining lease concession with current mine take area of approximately 18,700 acres (7,600 hectares) that has been fully compensated and approximately 6,500 acres (2,600 hectares) of mining area that has not been fully compensated (i.e. payment would be necessary to move people from their land). Ahafo pays a royalty of 2% on net smelter returns to Franco-Nevada for all gold ounces recovered from certain areas and a sliding scale royalty based on the monthly gold price up to 5% on gold production to the government.

The Ahafo mine is composed of three orogenic gold deposits that have oxide and primary mineralization. Gold occurs primarily in pyrite and secondarily as native gold in quartz veins.

Ahafo has three open pits (Subika, Amoma and Awonsu), with current mining from the Amoma and Subika pits. Subika is in the third stage of a four stage pit, whereas Amoma is in the final stage of a two-stage pit. The available mining fleet consists of three shovels and 38 141-tonne haul trucks. The daily production rate is approximately 95,000 tonnes. The processing plant was commissioned in 2006 to process 7.5 million tonnes of primary and oxide ore per year. Currently with the depletion of oxide ore, the plant throughput has decreased to 6.5 million tonnes per year. The processing plant consists of a crushing plant, a grinding circuit, carbon in leach tanks, elution circuit, counter current decantation circuit and a tailings disposal facility.

Ongoing development projects include Subika Underground and the Ahafo Mill Expansion. Subika Underground is currently in the definitive feasibility stage and an investment decision is expected in the first half of 2017. The Ahafo Mill Expansion has the potential to expand the existing plant by 3.5 million tonnes per year through the installation of a new crusher, coarse ore stockpile, a single stage SAG mill and two leach tanks. The Ahafo Mill Expansion is currently in the definitive feasibility stage and an investment decision is expected in the first half of 2017. The expansion would maximize synergies between the Ahafo Mill expansion and Subika underground project at Ahafo and allow for a staged execution approach.

Ahafo’s gross property, plant and mine development at December 31, 2016 was $1,847.  Ahafo produced 349,000 ounces of gold in 2016 and reported 9.6 million ounces of gold reserves at December 31, 2016.

Akyem, Ghana. (100% owned) The Akyem mine is located in Birim North District of the Eastern Region of Ghana, approximately 80 miles (125 kilometers) northwest of the national capital city of Accra. The site is accessible by paved roads. In August 2002, Normandy Mining Limited, an Australian company of which La Source SAS was a subsidiary, was acquired by Newmont Mining Corporation and its name changed to Newmont La Source. In line with this acquisition, Golden Ridge Resources which was 85% owned by La Source, became a Newmont subsidiary with the other 15% owned by Kenbert Mines Ltd. In 2006, Newmont, through its subsidiary Newmont La Source, acquired the remaining 15% from Kenbert Mines Ltd. With the 100% ownership, the company's name was changed from Golden Ridge Resources to Newmont Golden Ridge Ltd. In June 2014, the 100% ownership of Newmont Golden Ridge Ltd was changed from Newmont La Source to Newmont Golden Ridge Holdings which is also a wholly owned subsidiary of Newmont. The Akyem operations are comprised of one mill and one open pit mine, and were completed and commenced commercial production in October 2013.

The Akyem operations have an area of approximately 15,500 acres (6,000 hectares) for the mining lease concession. The Akyem mine is situated on two mining leases between the Government of Ghana and Newmont Golden Ridge Limited. The leases grant the exclusive rights to work, develop and produce gold in the lease area for a term of fifteen years, including the processing, storing and transportation of ore and materials. The leases by law require Akyem to respect or perform certain financial and statutory reporting obligations. Akyem pays a sliding scale royalty to the government based on the monthly gold price up to 5% on gold production.

The Akyem mine is an orogenic gold deposit that has oxide and primary mineralization. The deposit is localized in the Akyem fault zone and gold mineralization is controlled by a series of brittle fracture zones located within the fault zone.

The Akyem mine is an open pit mine consisting of a large main pit and a smaller east pit, connected near the surface. The planned pit covers an area of approximately 345 acres (139 hectares). The available mining fleet consists of two shovels, two excavators and 19 136-tonne haul trucks. The daily production rate is approximately 91,000 tonnes. The Akyem gold processing plant was commissioned in 2013 to treat an average of 8.5 million tonnes of ore annually. The processing plant currently consists of a crushing plant, a SAG and ball milling circuit, carbon-in-leach, elution and bullion smelting facilities and a tailings storage facility.

Exploration efforts at Akyem are focused on defining the extension of the known mineralization below the planned pit shell.

Akyem’s gross property, plant and mine development at December 31, 2016 was $1,295.  Akyem produced 470,000 ounces of gold in 2016 and reported 3.3 million ounces of gold reserves at December 31, 2016.

Operating Statistics

The following tables detail operating statistics related to gold production, ounces sold and production costs per ounce:

	North America			South America (4)
Years Ended December 31,	2016	2015	2014	2016	2015	2014
Tons mined (000 dry short tons):
Open pit	218,411	193,387	216,792	104,713	80,627	116,332
Underground	2,864	2,652	2,499	—	—	—
Tons processed (000 dry short tons):
Mill	25,941	24,272	26,258	9,006	6,683	6,901
Leach	45,109	28,859	37,996	30,639	36,645	32,715
Average ore grade (oz/ton):
Mill	0.074	0.070	0.064	0.063	0.095	0.113
Leach	0.019	0.016	0.015	0.012	0.016	0.019
Average mill recovery rate	78.5%	81.0%	81.7%	79.4%	80.2%	82.3%
Ounces produced (000):
Mill	1,501	1,374	1,328	434	512	638
Leach	523	269	299	325	406	330
Development (1)	—	—	4	—	—	2
Consolidated	2,024	1,643	1,631	759	918	970
Attributable	2,024	1,643	1,631	414	471	498
Consolidated ounces sold (000)	2,017	1,640	1,646	736	924	966
Production costs per ounce sold: (2)
Direct mining and production costs	$723	$781	$741	$737	$558	$625
By-product credits	(11)	(9)	(21)	(11)	(8)	(10)
Royalties and production taxes	15	17	11	38	28	31
Write-downs and inventory change	(25)	(31)	29	(5)	29	56
Costs applicable to sales	702	758	760	759	607	702
Depreciation and amortization	207	189	164	408	361	350
Reclamation and remediation	6	6	4	42	31	32
Total production costs	$915	$953	$928	$1,209	$999	$1,084

All-in sustaining costs per ounce sold (3)	$869	$979	$1,007	$1,052	$949	$1,001

	Asia Pacific			Africa
Years Ended December 31,	2016	2015	2014	2016	2015	2014
Tons mined (000 dry short tons):
Open pit	126,619	127,071	145,990	75,048	75,919	82,380
Underground	3,279	3,445	3,730	—	—	—
Tons milled (000 dry short tons)	51,606	50,546	49,765	17,289	15,307	16,243
Average ore grade (oz/ton)	0.037	0.039	0.038	0.052	0.056	0.062
Average mill recovery rate	86.4%	86.4%	86.9%	91.1%	90.3%	92.2%
Ounces produced (000):
Mill	1,641	1,665	1,639	819	805	914
Development (1)	—	—	1	—	—	—
Consolidated	1,641	1,665	1,640	819	805	914
Consolidated ounces sold (000)	1,624	1,684	1,633	822	804	923
Production costs per ounce sold: (2)
Direct mining and production costs	$605	$620	$825	$553	$559	$525
By-product credits	(7)	(9)	(12)	(2)	(2)	(2)
Royalties and production taxes	32	30	31	50	44	52
Write-downs and inventory change	—	26	(55)	65	(79)	(105)
Costs applicable to sales	630	667	789	666	522	470
Depreciation and amortization	135	146	164	270	186	159
Reclamation and remediation	7	8	8	8	9	5
Total production costs	$772	$821	$961	$944	$717	$634

All-in sustaining costs per ounce sold (3)	$786	$818	$975	$833	$718	$647

	Total Gold (4)
Years Ended December 31,	2016	2015	2014
Ounces produced (000):
Mill	4,395	4,356	4,519
Leach	848	675	629
Development (1)	—	—	7
Consolidated	5,243	5,031	5,155
Attributable	4,898	4,584	4,683
Consolidated ounces sold (000)	5,199	5,052	5,168
Production costs per ounce sold: (2)
Direct mining and production costs	$661	$652	$708
By-product credits	(8)	(8)	(13)
Royalties and production taxes	29	28	28
Write-downs and inventory change	—	(9)	(16)
Costs applicable to sales	682	663	707
Depreciation and amortization	225	209	202
Reclamation and remediation	12	12	11
Total production costs	$919	$884	$920

All-in sustaining costs per ounce sold (3)	$912	$933	$996

The following table details operating statistics related to copper production, pounds sold and production costs per pound.

	North America			Asia Pacific
Years Ended December 31,	2016	2015	2014	2016	2015	2014
Tons milled (000 dry short tons)	12,057	11,021	12,378	41,813	41,029	39,090
Average milled grade	0.13%	0.14%	0.15%	0.13%	0.13%	0.12%
Average mill recovery rate	70.5%	72.9%	71.1%	79.4%	78.5%	77.2%
Tons leached (000 dry short tons)	7,725	7,252	3,571	—	—	—
Average leached grade	0.21%	0.18%	0.24%	—	—	—
Consolidated pounds produced (millions)	42	46	46	77	79	69
Consolidated tonnes produced (thousands)	19	21	21	35	36	31
Consolidated pounds sold (millions)	40	47	46	76	82	66

Production costs per pound sold: (2)
Costs applicable to sales	$2.48	$1.97	$2.37	$1.67	$1.71	$2.38
Depreciation and amortization	0.66	0.45	0.39	0.32	0.31	0.38
Reclamation and remediation	0.04	0.05	0.02	0.02	0.02	0.03
Total production costs	$3.18	$2.47	$2.78	$2.01	$2.04	$2.79

All-in sustaining costs per pound sold (3)	$2.88	$2.30	$2.83	$2.00	$2.06	$3.09

	Total Copper
Years Ended December 31,	2016	2015	2014
Tons milled (000 dry short tons)	53,870	52,050	51,468
Average grade	0.13%	0.13%	0.13%
Average recovery rate	77.4%	77.3%	75.5%
Tons leached (000 dry short tons)	7,725	7,252	3,571
Average leached grade	0.21%	0.18%	0.24%
Consolidated pounds produced (millions)	119	125	115
Consolidated tonnes produced (thousands)	54	57	52
Consolidated pounds sold (millions)	116	129	112

Production costs per pound sold: (2)
Costs applicable to sales	$1.95	$1.80	$2.38
Depreciation and amortization	0.44	0.36	0.38
Reclamation and remediation	0.03	0.03	0.02
Total production costs	$2.42	$2.19	$2.78

All-in sustaining costs per pound sold (3)	$2.30	$2.15	$2.98

(1)	Ounces from the removal and production of de minimis saleable materials during development. Related sales are recorded in Other income, net of incremental mining and processing costs.
(2)

Production costs do not include items that are included in sustaining costs such as General and administrative; Exploration; Advanced projects, research and development; Other expense, net and Sustaining capital.

(3)	All-In Sustaining Costs is a non-GAAP financial measure. See Non-GAAP Financial Measures beginning on page 77.
(4)	Attributable ounces produced in South America were reduced by $66 and $67 in 2015 and 2014, respectively, for ounces removed related to La Zanja which were included previously.

Proven and Probable Reserves

We had attributable proven and probable gold reserves of 68.5 million ounces at December 31, 2016, calculated at a gold price assumption of $1,200 or A$1,600 per ounce. Our 2016 reserves would increase by 4% (3 million ounces), or decline by 6% (4 million ounces), if calculated at a $1,300 and $1,100 per ounce gold price, respectively, with all other assumptions remaining constant. For 2015, reserves were calculated at a gold price assumption of $1,200 or A$1,500 per ounce.

At December 31, 2016, our attributable proven and probable gold reserves in North America were 28.9 million ounces. Outside of North America, year-end attributable proven and probable gold reserves were 39.6 million ounces, including 6.5 million ounces in South America, 20.3 million ounces in Asia Pacific and 12.8 million ounces in Africa.

Our attributable proven and probable copper reserves at December 31, 2016 were 2,490 million pounds. For 2016, reserves were calculated at a copper price assumption of $2.50 or A$3.35 per pound. For 2015, reserves were calculated at a copper price assumption of $2.75 or A$3.45 per pound.

Our attributable proven and probable silver reserves at December 31, 2016 were 89.3 million ounces. For 2016, reserves were calculated at a silver price assumption of $17 per ounce. For 2015, reserves were calculated at a silver price assumption of $19 per ounce. Silver reserves are generally a by-product of gold and/or copper reserves, with significant enough levels to be estimated and included in calculations for mine planning and operations.

Under our current mining plans, all of our reserves are located on fee property or mining claims or will be depleted during the terms of existing mining licenses or concessions, or where applicable, any assured renewal or extension periods for such licenses or concessions.

Proven and probable reserves are based on extensive drilling, sampling, mine modeling and metallurgical testing from which we determined economic feasibility. Metal price assumptions, adjusted for our exchange rate assumption, follow SEC guidance not to exceed a three year trailing average. The price sensitivity of reserves depends upon several factors including grade, metallurgical recovery, operating cost, waste-to-ore ratio and ore type. Metallurgical recovery rates vary depending on the metallurgical properties of each deposit and the production process used. The reserve tables below list the average metallurgical recovery rate for each deposit, which takes into account the relevant processing methods. The cut-off grade, or lowest grade of mineralization considered economic to process, varies with material type, price, metallurgical recoveries, operating costs and co- or by-product credits.

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

We publish reserves annually, and will recalculate reserves at December 31, 2017, taking into account metal prices, changes, if any, to future production and capital costs, divestments and depletion as well as any acquisitions and additions during 2017.

The following tables detail gold proven and probable reserves reflecting only those reserves attributable to Newmont’s ownership or economic interest at December 31, 2016 and 2015:

Gold Reserves At December 31, 2016 (1)
		Proven Reserves			Probable Reserves			Proven and Probable Reserves
	Newmont	Tonnage (2)	Grade	Ounces (3)	Tonnage (2)	Grade	Ounces (3)	Tonnage (2)	Grade	Ounces (3)	Metallurgical
Deposits/Districts	Share	(000)	(oz/ton)	(000)	(000)	(oz/ton)	(000)	(000)	(oz/ton)	(000)	Recovery (3)
North America
Carlin Open Pits (4)	100%	67,900	0.058	3,960	187,400	0.024	4,540	255,300	0.033	8,500	63%
Carlin Stockpiles (5)	100%	21,200	0.063	1,330	—		—	21,200	0.063	1,330	81%
Carlin Underground (6)	100%	12,000	0.299	3,580	6,600	0.240	1,590	18,600	0.278	5,170	85%
Total Carlin, Nevada		101,100	0.088	8,870	194,000	0.032	6,130	295,100	0.051	15,000	72%
Phoenix (7)	100%	4,800	0.025	120	251,800	0.017	4,220	256,600	0.017	4,340	76%
Lone Tree (8)	100%	2,600	0.007	20	1,200	0.020	20	3,800	0.011	40	57%
Total Phoenix, Nevada		7,400	0.019	140	253,000	0.017	4,240	260,400	0.017	4,380	76%
Turquoise Ridge (9)	25%	1,500	0.453	710	1,400	0.458	630	2,900	0.455	1,340	92%
Twin Creeks (10)	100%	3,700	0.046	180	26,200	0.054	1,410	29,900	0.053	1,590	77%
Twin Creeks Stockpiles (5)	100%	32,000	0.063	2,000	—		—	32,000	0.063	2,000	74%
Total Twin Creeks, Nevada		37,200	0.078	2,890	27,600	0.074	2,040	64,800	0.076	4,930	80%
Long Canyon, Nevada (11)	100%	—		—	19,200	0.061	1,170	19,200	0.061	1,170	76%
CC&V (12)	100%	72,500	0.022	1,560	17,900	0.017	310	90,400	0.021	1,870	62%
CC&V Leach Pad (13)	100%	—		—	48,500	0.025	1,210	48,500	0.025	1,210	57%
CC&V Stockpiles (5)	100%	2,800	0.112	310	—		—	2,800	0.112	310	70%
Total CC&V, Colorado		75,300	0.025	1,870	66,400	0.023	1,520	141,700	0.024	3,390	61%
		221,000	0.062	13,770	560,200	0.027	15,100	781,200	0.037	28,870	73%
South America
Yanacocha Open Pits (14)	51.35%	17,900	0.018	310	81,400	0.018	1,500	99,300	0.018	1,810	69%
Yanacocha Leach Pad (13)	51.35%	8,600	0.020	170	—		—	8,600	0.020	170	67%
Yanacocha Stockpiles (5)	51.35%	5,800	0.044	260	—		—	5,800	0.044	260	63%
Total Yanacocha, Peru		32,300	0.023	740	81,400	0.018	1,500	113,700	0.020	2,240	69%
Merian, Suriname (15)	75%	—		—	116,800	0.037	4,290	116,800	0.037	4,290	93%
		32,300	0.023	740	198,200	0.029	5,790	230,500	0.028	6,530	85%
Asia Pacific
Boddington Open Pit (16)	100%	226,400	0.022	5,020	241,200	0.022	5,280	467,600	0.022	10,300	84%
Boddington Stockpiles (5)	100%	15,800	0.016	250	83,800	0.013	1,090	99,600	0.013	1,340	77%
Total Boddington, Western Australia		242,200	0.022	5,270	325,000	0.020	6,370	567,200	0.021	11,640	83%
Tanami, Northern Territory (17)	100%	6,300	0.153	960	19,300	0.182	3,520	25,600	0.175	4,480	96%
Kalgoorlie Open Pit and Underground (18)	50%	9,800	0.060	580	30,400	0.064	1,950	40,200	0.063	2,530	84%
Kalgoorlie Stockpiles (5)	50%	70,100	0.023	1,610	—		—	70,100	0.023	1,610	76%
Total Kalgoorlie, Western Australia		79,900	0.027	2,190	30,400	0.064	1,950	110,300	0.038	4,140	81%
		328,400	0.026	8,420	374,700	0.032	11,840	703,100	0.029	20,260	86%
Africa
Ahafo South Open Pits (19)	100%	13,900	0.066	920	50,600	0.051	2,580	64,500	0.054	3,500	90%
Ahafo Underground (20)	100%	—		—	11,700	0.131	1,530	11,700	0.131	1,530	94%
Ahafo Stockpiles (5)	100%	42,000	0.028	1,190	—		—	42,000	0.028	1,190	87%
Total Ahafo South, Ghana		55,900	0.038	2,110	62,300	0.066	4,110	118,200	0.053	6,220	90%
Ahafo North, Ghana (21)	100%	—		—	47,900	0.069	3,330	47,900	0.069	3,330	91%
Akyem Open Pit (22)	100%	17,200	0.049	840	43,500	0.047	2,040	60,700	0.047	2,880	89%
Akyem Stockpiles (5)	100%	10,800	0.035	370	—		—	10,800	0.035	370	89%
Total Akyem, Ghana		28,000	0.043	1,210	43,500	0.047	2,040	71,500	0.045	3,250	89%
		83,900	0.040	3,320	153,700	0.062	9,480	237,600	0.054	12,800	90%
Total Gold		665,600	0.039	26,250	1,286,800	0.033	42,210	1,952,400	0.035	68,460	81%

Gold Reserves At December 31, 2015 (1)
		Proven Reserves			Probable Reserves			Proven and Probable Reserves
	Newmont	Tonnage (2)	Grade	Ounces (3)	Tonnage (2)	Grade	Ounces (3)	Tonnage (2)	Grade	Ounces (3)	Metallurgical
Deposits/Districts	Share	(000)	(oz/ton)	(000)	(000)	(oz/ton)	(000)	(000)	(oz/ton)	(000)	Recovery (3)
North America
Carlin Open Pits	100%	76,400	0.056	4,300	181,900	0.028	5,050	258,300	0.036	9,350	66%
Carlin Stockpiles (5)	100%	22,800	0.059	1,330	—		—	22,800	0.059	1,330	83%
Carlin Underground	100%	15,700	0.257	4,030	7,300	0.285	2,070	23,000	0.266	6,100	84%
Total Carlin, Nevada		114,900	0.084	9,660	189,200	0.038	7,120	304,100	0.055	16,780	74%
Phoenix	100%	20,500	0.021	430	271,000	0.017	4,670	291,500	0.017	5,100	76%
Lone Tree	100%	3,700	0.007	30	—		—	3,700	0.007	30	39%
Total Phoenix, Nevada		24,200	0.019	460	271,000	0.017	4,670	295,200	0.017	5,130	76%
Turquoise Ridge (9)	25%	1,600	0.461	750	1,500	0.431	650	3,100	0.446	1,400	92%
Twin Creeks	100%	7,600	0.071	540	24,500	0.049	1,200	32,100	0.054	1,740	75%
Twin Creeks Stockpiles (5)	100%	35,600	0.064	2,280	—		—	35,600	0.064	2,280	70%
Total Twin Creeks, Nevada		44,800	0.080	3,570	26,000	0.071	1,850	70,800	0.077	5,420	77%
Long Canyon, Nevada	100%	—		—	18,000	0.067	1,200	18,000	0.067	1,200	76%
CC&V	100%	69,500	0.019	1,290	31,300	0.037	1,150	100,800	0.024	2,440	65%
CC&V Leach Pad (13)	100%	—		—	46,000	0.025	1,160	46,000	0.025	1,160	61%
CC&V Stockpiles (5)	100%	—		—	2,700	0.084	230	2,700	0.084	230	81%
Total CC&V, Colorado		69,500	0.019	1,290	80,000	0.032	2,540	149,500	0.026	3,830	64%
		253,400	0.059	14,980	584,200	0.030	17,380	837,600	0.039	32,360	74%
South America
Yanacocha Open Pits	51.35%	26,300	0.016	410	86,900	0.018	1,530	113,200	0.017	1,940	71%
Yanacocha Leach Pad (13)	51.35%	12,600	0.019	240	—		—	12,600	0.019	240	68%
Yanacocha Stockpiles (5)	51.35%	7,800	0.052	410	—		—	7,800	0.052	410	67%
Total Yanacocha, Peru		46,700	0.023	1,060	86,900	0.018	1,530	133,600	0.019	2,590	70%
Merian, Suriname	75%	—		—	110,600	0.035	3,840	110,600	0.035	3,840	89%
		46,700	0.023	1,060	197,500	0.027	5,370	244,200	0.026	6,430	81%
Asia Pacific
Boddington Open Pit	100%	107,400	0.020	2,150	404,300	0.021	8,300	511,700	0.020	10,450	83%
Boddington Stockpiles (5)	100%	19,500	0.016	310	73,900	0.013	970	93,400	0.014	1,280	77%
Total Boddington, Western Australia		126,900	0.019	2,460	478,200	0.019	9,270	605,100	0.019	11,730	83%
Tanami, Northern Territory	100%	6,100	0.163	1,000	14,400	0.170	2,460	20,500	0.168	3,460	96%
Kalgoorlie Open Pit and Underground	50%	11,100	0.059	650	34,100	0.059	2,000	45,200	0.059	2,650	84%
Kalgoorlie Stockpiles (5)	50%	66,000	0.023	1,500	—		—	66,000	0.023	1,500	76%
Total Kalgoorlie, Western Australia		77,100	0.028	2,150	34,100	0.059	2,000	111,200	0.037	4,150	81%
		210,100	0.027	5,610	526,700	0.026	13,730	736,800	0.026	19,340	85%
Africa
Ahafo South Open Pits	100%	10,000	0.063	630	62,800	0.053	3,320	72,800	0.054	3,950	90%
Ahafo Underground	100%	—		—	9,300	0.143	1,330	9,300	0.143	1,330	93%
Ahafo Stockpiles (5)	100%	44,800	0.030	1,360	—		—	44,800	0.030	1,360	86%
Total Ahafo South, Ghana		54,800	0.036	1,990	72,100	0.064	4,650	126,900	0.052	6,640	90%
Ahafo North, Ghana	100%	—		—	36,900	0.071	2,620	36,900	0.071	2,620	92%
Akyem Open Pit	100%	19,900	0.050	1,000	47,200	0.048	2,260	67,100	0.049	3,260	88%
Akyem Stockpiles (5)	100%	10,000	0.040	400	—		—	10,000	0.040	400	89%
Total Akyem, Ghana		29,900	0.047	1,400	47,200	0.048	2,260	77,100	0.048	3,660	89%
		84,700	0.040	3,390	156,200	0.061	9,530	240,900	0.054	12,920	90%
Total Gold from continuing operations		594,900	0.042	25,040	1,464,600	0.031	46,010	2,059,500	0.035	71,050	81%
Batu Hijau Open Pit, Indonesia	48.5%	101,900	0.017	1,780	32,600	0.008	250	134,500	0.015	2,030	75%
Batu Hijau Stockpiles, Indonesia (5)	48.5%	—		—	184,800	0.003	640	184,800	0.003	640	68%
Total Gold from discontinued operations		101,900	0.017	1,780	217,400	0.004	890	319,300	0.008	2,670	73%
Total Gold		696,800	0.039	26,820	1,682,000	0.028	46,900	2,378,800	0.031	73,720	80%

(1)	The term “reserve” means that part of a mineral deposit that can be economically and legally extracted or produced at the time of the reserve determination.

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

2016 reserves were calculated at a gold price of $1,200, or A$1,600 per ounce unless otherwise noted.

2015 reserves were calculated at a gold price of $1,200 or A$1,500 per ounce unless otherwise noted.

(2)	Tonnages include allowances for losses resulting from mining methods. Tonnages are rounded to the nearest 100,000.
(3)

Ounces are estimates of metal contained in ore tonnages and do not include allowances for processing losses. Metallurgical recovery rates represent the estimated amount of metal to be recovered through metallurgical extraction processes. Ounces are rounded to the nearest 10,000.

(4)

Cut-off grades utilized in 2016 reserves were as follows: oxide leach material not less than 0.006 ounce per ton; oxide mill material not less than 0.015 ounce per ton; flotation material not less than 0.016 ounce per ton; and refractory mill material not less than 0.080 ounce per ton.

(5)

Stockpiles are comprised primarily of material that has been set aside to allow processing of higher grade material in the mills. Stockpiles increase or decrease depending on current mine plans. Stockpile reserves are reported separately where ounces exceed 100,000 and are greater than 5% of the total site-reported reserves.

(6)	Cut-off grade utilized in 2016 reserves not less than 0.044 ounce per ton.
(7)	Gold cut-off grade varies with level of copper and silver credits.
(8)	Cut-off grade utilized in 2016 reserves not less than 0.006 ounce per ton.
(9)	Reserve estimates provided by Barrick, the operator of the Turquoise Ridge joint venture.
(10)

Cut-off grades utilized in 2016 reserves were as follows: oxide leach material not less than 0.006 ounce per ton; oxide mill material not less than 0.015 ounce per ton; and refractory mill material not less than 0.034 ounce per ton.

(11)	Cut-off grade utilized in 2016 reserves not less than 0.007 ounce per ton.
(12)	Cut-off grades utilized in 2016 reserves were as follows: oxide mill material not less than 0.050 ounce per ton and leach material not less than 0.005 ounce per ton.
(13)

Leach pad material is the material on leach pads at the end of the year from which gold remains to be recovered. In-process reserves are reported separately where ounces exceed 100,000 and are greater than 5% of the total site-reported reserves.

(14)	Cut-off grades utilized in 2016 reserves were as follows: oxide leach material not less than 0.003 ounce per ton; and oxide mill material not less than 0.013 ounce per ton.
(15)	Gold cut-off grades utilized in 2016 reserves not less than 0.011 ounce per ton.
(16)	Gold cut-off grade varies with level of copper credits.
(17)	Cut-off grade utilized in 2016 reserves not less than 0.070 ounce per ton.
(18)	Cut-off grade utilized in 2016 in situ reserves not less than 0.026 ounce per ton.
(19)	Cut-off grade utilized in 2016 reserves not less than 0.018 ounce per ton.
(20)	Project is partially developed with ongoing studies being completed prior to a full-development decision. Cut-off grade utilized in 2016 reserves not less than 0.090 ounce per ton.
(21)	Includes undeveloped reserves at six pits in the Ahafo trend totaling 3.3 million ounces. Cut-off grade utilized in 2016 reserves not less than 0.014 ounce per ton.
(22)	Cut-off grade utilized in 2016 reserves not less than 0.017 ounce per ton.

The following tables detail copper proven and probable reserves reflecting only those reserves attributable to Newmont’s ownership or economic interest at December 31, 2016 and 2015:

Copper Reserves At December 31, 2016 (1)
		Proven Reserves			Probable Reserves			Proven and Probable Reserves
	Newmont	Tonnage (2)	Grade	Pounds (3)	Tonnage (2)	Grade	Pounds (3)	Tonnage (2)	Grade	Pounds (3)	Metallurgical
Deposits/Districts	Share	(000)	(Cu %)	(millions)	(000)	(Cu %)	(millions)	(000)	(Cu %)	(millions)	Recovery (3)
North America
Phoenix, Nevada (4)	100%	19,100	0.21%	80	376,400	0.16%	1,180	395,500	0.16%	1,260	62%
		19,100	0.21%	80	376,400	0.16%	1,180	395,500	0.16%	1,260	62%
Asia Pacific
Boddington Open Pit, Western Australia (5)	100%	226,400	0.11%	480	241,200	0.12%	580	467,600	0.11%	1,060	79%
Boddington Stockpiles, Western Australia (6)	100%	15,800	0.09%	30	83,800	0.08%	140	99,600	0.09%	170	72%
		242,200	0.10%	510	325,000	0.11%	720	567,200	0.11%	1,230	78%
Total Copper		261,300	0.11%	590	701,400	0.14%	1,900	962,700	0.13%	2,490	70%

Copper Reserves At December 31, 2015 (1)
		Proven Reserves			Probable Reserves			Proven and Probable Reserves
	Newmont	Tonnage (2)	Grade	Pounds (3)	Tonnage (2)	Grade	Pounds (3)	Tonnage (2)	Grade	Pounds (3)	Metallurgical
Deposits/Districts	Share	(000)	(Cu %)	(millions)	(000)	(Cu %)	(millions)	(000)	(Cu %)	(millions)	Recovery (3)
North America
Phoenix, Nevada	100%	39,700	0.18%	140	487,700	0.17%	1,610	527,400	0.17%	1,750	63%
		39,700	0.18%	140	487,700	0.17%	1,610	527,400	0.17%	1,750	63%
Asia Pacific
Boddington Open Pit, Western Australia	100%	107,400	0.08%	180	404,300	0.12%	980	511,700	0.11%	1,160	77%
Boddington Stockpiles, Western Australia (6)	100%	19,500	0.09%	30	73,900	0.08%	120	93,400	0.08%	150	66%
		126,900	0.08%	210	478,200	0.12%	1,100	605,100	0.11%	1,310	75%
Total Copper from continuing operations		166,600	0.10%	350	965,900	0.15%	2,710	1,132,500	0.14%	3,060	68%
Batu Hijau Open Pit, Indonesia	48.5%	101,900	0.53%	1,080	32,600	0.40%	260	134,500	0.50%	1,340	78%
Batu Hijau Stockpiles, Indonesia (6)	48.5%	—		—	184,800	0.34%	1,270	184,800	0.34%	1,270	62%
Total Copper from discontinued operations		101,900	0.53%	1,080	217,400	0.35%	1,530	319,300	0.41%	2,610	70%
Total Copper		268,500	0.27%	1,430	1,183,300	0.18%	4,240	1,451,800	0.20%	5,670	69%

(1)

See footnote (1) to the Gold Proven and Probable Reserves tables above. Copper reserves for 2016 were calculated at a copper price of $2.50 or A$3.35 per pound. Copper reserves for 2015 were calculated at a copper price of $2.75 or A$3.45 per pound.

(2)	See footnote (2) to the Gold Proven and Probable Reserves tables above. Tonnages are rounded to nearest 100,000.
(3)	See footnote (3) to the Gold Proven and Probable Reserves tables above. Pounds are rounded to the nearest 10 million.
(4)	Copper cut-off grade varies with level of gold and silver credits.
(5)	Copper cut-off grade varies with level of gold credits.
(6)

Stockpiles are comprised primarily of material that has been set aside to allow processing of higher grade material in the mills. Stockpiles increase or decrease depending on current mine plans. Stockpiles are reported separately where pounds exceed 100 million and are greater than 5% of the total site reported reserves.

The following tables detail silver proven and probable reserves reflecting only those reserves attributable to Newmont’s ownership or economic interest at December 31, 2016 and 2015:

Silver Reserves At December 31, 2016 (1)
		Proven Reserves			Probable Reserves			Proven and Probable Reserves
	Newmont	Tonnage (2)	Grade	Ounces (3)	Tonnage (2)	Grade	Ounces (3)	Tonnage (2)	Grade	Ounces (3)	Metallurgical
Deposits/Districts	Share	(000)	(oz/ton)	(000)	(000)	(oz/ton)	(000)	(000)	(oz/ton)	(000)	Recovery (3)
North America
Phoenix, Nevada	100%	4,800	0.29	1,390	251,800	0.24	59,520	256,600	0.24	60,910	38%
		4,800	0.29	1,390	251,800	0.24	59,520	256,600	0.24	60,910	38%
South America
Yanacocha Open Pits, Peru	51.35%	17,900	0.21	3,680	29,000	0.22	6,350	46,900	0.21	10,030	16%
Yanacocha Stockpiles, Peru (4)	51.35%	5,500	1.10	5,990	—		—	5,500	1.10	5,990	20%
Yanacocha Leach Pad, Peru (5)	51.35%	—		—	50,500	0.25	12,390	50,500	0.25	12,390	6%
		23,400	0.41	9,670	79,500	0.24	18,740	102,900	0.28	28,410	12%
Total Silver		28,200	0.39	11,060	331,300	0.24	78,260	359,500	0.25	89,320	30%

Silver Reserves At December 31, 2015 (1)
		Proven Reserves			Probable Reserves			Proven and Probable Reserves
	Newmont	Tonnage (2)	Grade	Ounces (3)	Tonnage (2)	Grade	Ounces (3)	Tonnage (2)	Grade	Ounces (3)	Metallurgical
Deposits/Districts	Share	(000)	(oz/ton)	(000)	(000)	(oz/ton)	(000)	(000)	(oz/ton)	(000)	Recovery (3)
North America
Phoenix, Nevada	100%	20,500	0.27	5,610	269,000	0.25	67,900	289,500	0.25	73,510	38%
		20,500	0.27	5,610	269,000	0.25	67,900	289,500	0.25	73,510	38%
South America
Yanacocha Open Pits, Peru	51.35%	26,300	0.19	5,090	37,500	0.20	7,390	63,800	0.20	12,480	15%
Yanacocha Stockpiles, Peru (4)	51.35%	7,800	0.99	7,720	—		—	7,800	0.99	7,720	21%
Yanacocha Leach Pad, Peru (5)	51.35%	—		—	45,000	0.24	10,600	45,000	0.24	10,600	2%
		34,100	0.38	12,810	82,500	0.22	17,990	116,600	0.26	30,800	12%
Total Silver from continuing operations		54,600	0.34	18,420	351,500	0.24	85,890	406,100	0.26	104,310	30%
Batu Hijau Open Pit, Indonesia	48.5%	101,900	0.05	4,860	32,600	0.03	940	134,500	0.04	5,800	79%
Batu Hijau Stockpiles, Indonesia (4)	48.5%	—		—	184,800	0.02	3,160	184,800	0.02	3,160	71%
Total Silver from discontinued operations		101,900	0.05	4,860	217,400	0.02	4,100	319,300	0.03	8,960	77%
Total Silver		156,500	0.15	23,280	568,900	0.16	89,990	725,400	0.16	113,270	34%

(1)

See footnote (1) to the Gold Proven and Probable Reserves tables above. Silver reserves for 2016 were calculated at a silver price of $17. Silver reserves for 2015 were calculated at a silver price of $19.

(2)	See footnote (2) to the Gold Proven and Probable Reserves tables above. Tonnages are rounded to nearest 100,000.
(3)	See footnote (3) to the Gold Proven and Probable Reserves tables above.
(4)

Stockpiles are comprised primarily of material that has been set aside to allow processing of higher grade material in the mills. Stockpiles increase or decrease depending on current mine plans. Stockpile reserves are reported separately where ounces exceed 100,000 and are greater than 5% of the total site-reported reserves.

(5)

Leach Pad material is the material on leach pads at the end of the year from which silver remains to be recovered. In-process material reserves are reported separately where tonnage or ounces are greater than 5% of the total site-reported reserves and ounces are greater than 100,000.

The following table reconciles 2016 and 2015 gold, copper and silver proven and probable reserves:

	Gold Ounces	Copper Pounds	Silver Ounces
	(in millions)
December 31, 2015 (1)	73.7	5,670	113.3
Depletion (2)	(6.0)	(170)	(7.6)
Revisions and additions, net (3)	3.4	(400)	(7.4)
Divestments (4)	(2.3)	(2,390)	(7.9)
Discontinued Operations (5)	(0.3)	(220)	(1.1)
December 31, 2016	68.5	2,490	89.3

(1)

The opening balances include 2.6 million gold ounces,  2,610 million copper pounds and 9.0 million silver ounces related to Batu Hijau. For further information regarding our discontinued operations, see Note 3 to the Consolidated Financial Statements.

(2)	Reserves mined and processed in 2016.

(3)

Revisions and additions are due to reserve conversions, reclassification of reserves to mineralized material, optimizations, model updates, metal price changes and updated operating costs and recoveries.

(4)	Divestments relate to the sale of Batu Hijau, which the Company sold on November 2, 2016.
(5)

Amounts relate to depletion, revisions and additions activity at Batu Hijau Batu Hijau  (previously included in the Asia Pacific region), which was sold on November 2, 2016 and classified as discontinued operations. For further information regarding our discontinued operations, see Note 3 to the Consolidated Financial Statements.

Mineralized Material

We had attributable gold mineralized material of 1,439 million tons at an average grade of 0.023 ounces per ton at December 31, 2016, calculated at a gold price assumption of $1,400 or A$1,750 per ounce. For 2015, attributable gold mineralized material was calculated at a gold price assumption of $1,400 or A$1,650 per ounce.

At December 31, 2016, our gold mineralized material included 482 million tons in North America, 485 million tons in South America, 409 million tons in Asia Pacific, and 63 million tons in Africa.

At December 31, 2016, our attributable copper mineralized material of 1,097 million tons at a grade of 0.19% was calculated at a copper price assumption of $3.00 or A$3.75 per pound. For 2015, attributable copper mineralized material was calculated at a copper price assumption of $3.50 or A$4.15 per pound.

At December 31, 2016, our attributable silver mineralized material of 636 million tons at a grade of 0.15 ounces per ton was calculated at a silver price assumption of $20 per ounce. For 2015, attributable silver mineralized material was calculated at a silver price assumption of $24. Silver mineralized material is generally a by-product of gold and/or copper mineralized material estimates, with significant enough levels to be estimated and included in future calculations of potential economic extraction.

All of our mineralized material is located on fee property or mining claims. Mineralized material is a mineralized ore body which has been intersected by a sufficient number of closely spaced drill holes and/or underground sampling to support sufficient tonnage and average grade of metal(s) to warrant further exploration development work. The deposit does not qualify as a commercially minable ore body until it can be legally and economically extracted or produced at the time of the reserve determination. Metal price assumptions are based on approximately a twenty to thirty percent premium over reserve prices.

The mineralized material figures presented herein do not include that part of our mineralized material that has been converted to Proven and Probable Reserves as shown above, as they are reported exclusive of reserves, and have been estimated based on information available at the time of calculation. Market fluctuations in the price of gold, copper and silver, as well as increased production costs or reduced metallurgical recovery rates, could render certain mineralized material containing lower grades of mineralization uneconomic to exploit and might result in a reduction of mineralized material.

We will publish mineralized materials annually, and will recalculate them at December 31, 2017, taking into account metal prices, changes, if any, in future production and capital costs, divestments and conversion to reserves, as well as any acquisitions and additions during 2017.

Mineralized material is reported exclusive of reserves. Mineralized material as used in this annual report, although permitted by the SEC, does not indicate “reserves” as defined in the SEC’s Industry Guide 7. Newmont cannot be certain that any part of the reported mineralized material will ever be confirmed or converted into SEC Industry Guide 7 compliant “reserves.” Investors are cautioned not to assume that all or any part of the mineralized material will ever be confirmed or converted into reserves or that mineralized material can be economically or legally extracted.

The following tables detail mineralized material reflecting only those that are attributable to Newmont’s ownership or economic interest at December 31, 2016 and 2015:

Mineralized Material At December 31, 2016 (1)(2)
		Gold		Copper		Silver
	Newmont	Tonnage	Grade	Tonnage	Grade	Tonnage	Grade
Deposits/Districts	Share	(000)	(oz/ton)	(000)	(Cu %)	(000)	(oz/ton)
North America
Carlin Trend Open Pit	100%	100,300	0.036	—		—
Carlin Trend Underground	100%	3,200	0.223	—		—
Total Carlin, Nevada		103,500	0.042	—		—
Phoenix	100%	178,100	0.014	257,000	0.13%	178,100	0.21
Buffalo Valley	70%	15,500	0.019	—		—
Total Phoenix, Nevada		193,600	0.014	257,000	0.13%	178,100	0.21
Twin Creeks	100%	31,600	0.062	—		—
Twin Creeks Stockpiles (3)	100%	7,700	0.059	—		—
Sandman	100%	1,300	0.036	—		1,300	0.20
Turquoise Ridge (4)	25%	1,400	0.463	—		—
Total Twin Creeks, Nevada		42,000	0.074	—		1,300	0.20
Long Canyon, Nevada	100%	16,000	0.103	—		—
CC&V, Colorado	100%	127,200	0.017	—		—
		482,300	0.029	257,000	0.13%	179,400	0.21
South America
Conga, Peru	51.35%	392,700	0.019	392,700	0.26%	392,700	0.06
Yanacocha, Peru	51.35%	71,100	0.024	57,000	0.67%	63,800	0.54
Merian, Suriname	75%	21,300	0.032	—		—
		485,100	0.020	449,700	0.31%	456,500	0.13
Asia Pacific
Boddington, Western Australia	100%	390,400	0.015	390,400	0.10%	—
Tanami, Northern Territory	100%	2,800	0.161	—		—
Kalgoorlie, Western Australia	50%	15,600	0.026	—		—
		408,800	0.016	390,400	0.10%	—
Africa
Ahafo South	100%	33,400	0.035	—		—
Ahafo Underground	100%	8,600	0.124	—		—
Total Ahafo South, Ghana		42,000	0.053	—		—
Ahafo North Open Pits, Ghana	100%	10,400	0.046	—		—
Akyem, Ghana	100%	10,300	0.034	—		—
		62,700	0.049	—		—
Total		1,438,900	0.023	1,097,100	0.19%	635,900	0.15

Mineralized Material At December 31, 2015 (1)(2)
		Gold		Copper		Silver
	Newmont	Tonnage	Grade	Tonnage	Grade	Tonnage	Grade
Deposits/Districts	Share	(000)	(oz/ton)	(000)	(Cu %)	(000)	(oz/ton)
North America
Carlin Trend Open Pit	100%	89,100	0.028	—		—
Carlin Trend Underground	100%	1,800	0.192	—		—
Total Carlin, Nevada		90,900	0.031	—		—
Phoenix	100%	153,700	0.011	199,400	0.12%	153,700	0.21
Lone Tree Complex	100%	2,200	0.023	—		—
Buffalo Valley	70%	15,500	0.019	—		—
Total Phoenix, Nevada		171,400	0.012	199,400	0.12%	153,700	0.21
Twin Creeks	100%	39,400	0.057	—		—
Twin Creeks Stockpiles (3)	100%	7,800	0.061	—		—
Sandman	100%	1,300	0.036	—		1,300	0.20
Turquoise Ridge (4)	25%	1,400	0.466	—		—
Total Twin Creeks, Nevada		49,900	0.068	—		1,300	0.20
Long Canyon, Nevada	100%	9,400	0.093	—		—
CC&V, Colorado	100%	135,100	0.016	—		—
		456,700	0.025	199,400	0.12%	155,000	0.21
South America
Conga, Peru	51.35%	392,700	0.019	392,700	0.26%	392,700	0.06
Yanacocha, Peru	51.35%	23,000	0.014	—		17,200	0.24
Merian, Suriname	75%	27,800	0.023	—		—
		443,500	0.019	392,700	0.26%	409,900	0.07
Asia Pacific
Boddington, Western Australia	100%	229,200	0.015	229,200	0.11%	—
Tanami, Northern Territory	100%	6,100	0.161	—		—
Kalgoorlie, Western Australia	50%	17,000	0.026	—		—
		252,300	0.019	229,200	0.11%	—
Africa
Ahafo South	100%	29,700	0.039	—		—
Ahafo Underground	100%	5,300	0.139	—		—
Total Ahafo South, Ghana		35,000	0.054	—		—
Ahafo North Open Pits, Ghana	100%	17,400	0.059	—		—
Akyem, Ghana	100%	11,400	0.033	—		—
		63,800	0.052	—		—
Total continuing operations		1,216,300	0.023	821,300	0.18%	564,900	0.11
Batu Hijau, Indonesia	48.5%	186,100	0.009	186,100	0.36%	186,100	0.03
Elang, Indonesia	48.5%	789,200	0.010	789,200	0.34%	789,200	0.03
Total discontinued operations		975,300	0.010	975,300	0.34%	975,300	0.03
Total		2,191,600	0.017	1,796,600	0.27%	1,540,200	0.06

(1)

Mineralized material is reported exclusive of reserves. “Mineralized material” as used in this annual report, although permitted by the SEC, does not indicate “reserves” as defined in the SEC’s Industry Guide 7. Newmont cannot be certain that any part of the reported mineralized material will ever be confirmed or converted into SEC Industry Guide 7 compliant “reserves.” Investors are cautioned not to assume that all or any part of the mineralized material will ever be confirmed or converted into reserves or that mineralized material can be economically or legally extracted.

(2)

Mineralized material for 2016 was calculated at a gold price of $1,400 or A$1,750 per ounce and at gold price of $1,400 or A$1,650 per ounce for 2015. Mineralized material for 2016 was calculated at a copper price of $3.00 or A$3.75 per pound and at a copper price of $3.50 or A$4.15 per pound for 2015. Mineralized material for 2016 was calculated at a silver price of $20 per ounce and at a silver price of $24 per ounce for 2015. Tonnage amounts have been rounded to the nearest 100,000.

(3)

Stockpiles are comprised primarily of mineralized material that has been set aside during mining activities. Stockpiles can increase or decrease depending on changes in metal prices and other mining and processing cost and recovery factors. Stockpile reserves are reported separately where tonnage exceeds 100,000 and is greater than 5% of the total site-reported mineralized material.

(4)	Mineralized material estimates were provided by Barrick, the operator of the Turquoise Ridge Joint Venture.

ITEM 3.LEGAL PROCEEDINGS

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

The following table sets forth, for the periods indicated, the closing high and low sales prices per share of Newmont’s common stock as reported on the New York Stock Exchange Composite Tape:

	2016		2015
	High	Low	High	Low
First quarter	$27.79	$16.31	$26.33	$19.34
Second quarter	$39.12	$26.30	$27.69	$22.08
Third quarter	$45.86	$38.15	$23.86	$15.55
Fourth quarter	$38.10	$30.91	$20.46	$15.84

On February 14, 2017, there were 531,149,818 shares of Newmont’s common stock outstanding, which were held by approximately 8,184 stockholders of record. A dividend of $0.025,  $0.025,  $0.025, and $0.050 per share of common stock outstanding was declared in the first, second, third, and fourth quarters, respectively, of 2016 for a total of $0.125 per share. A dividend of $0.025 per share of common stock outstanding was declared in each of the four quarters of 2015, for a total of $0.10 per share.

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

During the period from October 1, 2016, to December 31, 2016, no shares of Newmont’s equity securities registered pursuant to Section 12 of the Exchange Act of 1934, as amended, were purchased by the Company, or an affiliated purchaser.

ITEM 6.SELECTED FINANCIAL DATA (dollars in millions, except per share)

	Years Ended December 31,
	2016	2015	2014	2013	2012
Sales	$6,711	$6,085	$6,819	$7,891	$9,297
Income (loss) from continuing operations	$(790)	$(141)	$613	$(2,284)	$2,163
Net income (loss)	$(923)	$304	$329	$(2,795)	$2,111
Net income (loss) attributable to Newmont stockholders (1)	$(627)	$220	$508	$(2,534)	$1,802
Income (loss) per common share:
Basic:
Continuing operations	$(0.41)	$—	$1.30	$(4.71)	$3.75
Discontinued operations	(0.77)	0.43	(0.28)	(0.38)	(0.11)
	$(1.18)	$0.43	$1.02	$(5.09)	$3.64
Diluted:
Continuing operations	$(0.41)	$—	$1.30	$(4.71)	$3.72
Discontinued operations	(0.77)	0.43	(0.28)	(0.38)	(0.11)
	$(1.18)	$0.43	$1.02	$(5.09)	$3.61
Dividends declared per common share	$0.125	$0.100	$0.225	$1.225	$1.400

	At December 31,
	2016	2015	2014	2013	2012
Total assets	$21,031	$25,130	$24,858	$24,545	$29,500
Debt, including current portion	$4,615	$5,863	$6,040	$6,134	$6,060
Newmont stockholders’ equity	$10,721	$11,350	$10,274	$9,993	$13,696

(1)	Net income (loss) attributable to Newmont stockholders includes discontinued operations of $(407), $221, $(142), $(191) and $(54) net of tax in 2016, 2015, 2014, 2013 and 2012, respectively.

ITEM 7.       MANAGEMENT’S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS (dollars in millions, except per share, per ounce and per pound amounts)

The following Management’s Discussion and Analysis (“MD&A”) provides information that management believes is relevant to an assessment and understanding of the consolidated financial condition and results of operations of Newmont Mining Corporation and its affiliates and subsidiaries (collectively, “Newmont,” the “Company,” “our” and “we”). We use certain non-GAAP financial measures in our MD&A. For a detailed description of each of the non-GAAP measures used in this MD&A, please see the discussion under Non-GAAP Financial Measures beginning on page 77. References to “A$” refer to Australian currency. This item should be read in conjunction with our Consolidated Financial Statements and the notes thereto included in this annual report.

Overview

Newmont is one of the world’s largest gold producers and is the only gold company included in the S&P 500 Index and Fortune 500. We have been included in the Dow Jones Sustainability Index-World for ten consecutive years and have adopted the World Gold Council’s Conflict-Free Gold Policy. We are also engaged in the exploration for and acquisition of gold and copper properties. We have significant operations and/or assets in the United States (“U.S.”), Australia, Peru, Ghana and Suriname.

On November 2, 2016, Newmont completed the sale of its 48.5% economic interest in PT Newmont Nusa Tenggara (“PTNNT”), which operated the Batu Hijau copper and gold mine (“Batu Hijau”) in Indonesia (the “Batu Hijau Transaction”). As a result, Newmont presents Batu Hijau as a discontinued operation for all periods presented. In the following discussion and analysis, the operating statistics, results of operations, cash flows and financial condition that we present and discuss are those of our continuing operations unless otherwise indicated. For additional information regarding our discontinued operations, see Note 3 to the Consolidated Financial Statements and the discussion in our Results of Consolidated Operations below.

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

2016 highlights are included below and discussed further in Consolidated Financial Results and Results of Consolidated Operations.

2016 Operating Highlights

•

Net income (loss) attributable to Newmont stockholders from continuing operations of $(220), or $(0.41) per diluted share and Net income (loss) attributable to Newmont stockholders of $(627), or $(1.18) per diluted share;

•	Adjusted net income of $619, or $1.16 per diluted share (see “Non-GAAP Financial Measures” beginning on page 77);

•	Adjusted EBITDA of $2,365 (see “Non-GAAP Financial Measures” on page 77);

•	Net cash provided by operating activities of continuing operations of $1,917 and Free Cash Flow of $784 (see “Non-GAAP Financial Measures” on page 77);

•	Consolidated gold production from continuing operations of 5,243,000 ounces (4,898,000 attributable ounces);

•	Consolidated copper production from continuing operations of 119 million pounds;

•	Costs applicable to sales from continuing operations of $3,772;

•	Gold costs applicable to sales per ounce from continuing operations of $682 and copper costs applicable to sales per pound of $1.95 (see “Non-GAAP Financial Measures” on page 77);

•	Gold all-in sustaining costs per ounce from continuing operations of $912 and copper all-in sustaining costs per pound from continuing operations of $2.30 (see “Non-GAAP Financial Measures” on page 77); and

•	Cash dividends declared per common share $0.125.

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

Long Canyon, North America. Commercial production for the Long Canyon project in North America was reached in November 2016. We expect average estimated gold production of 100,000 to 150,000 ounces per year over an eight year mine life. Development capital costs (excluding capitalized interest) since approval were $209, of which $17 were related to the fourth quarter. At December 31, 2016, we reported 19.2 million tons of probable reserves, grading 0.061 ounce per ton for 1.2 million ounces of gold reserves at Long Canyon.

Tanami Expansion, Australia. The Board of Directors approved full funding of the Tanami Expansion project on October 28, 2015. The scope for this project includes a ventilation upgrade, additional mining equipment, additional mine access and increasing process plant capacity and recovery. We expect the Tanami Expansion to reach commercial production by mid-2017, which will maintain Tanami production of between 425,000 and 475,000 gold ounces for the first five years. Development capital costs (excluding capitalized interest) since approval were $74, of which $23 were related to the fourth quarter of 2016.

Subika Underground, Africa. Subika Underground is in the definitive feasibility stage of development as work continues to optimize the mine plan and reduce costs. The project would increase profitable production by an average of 150,000 to 200,000 ounces of gold per year for the first five years and an investment decision is expected in the first half of 2017.

Ahafo Mill Expansion, Africa. Ahafo Mill Expansion is in the definitive feasibility stage of development as work continues to refine the scope and reduce costs. The project would increase profitable production by an average of 75,000 to 100,000 ounces of gold per year for the first five years, while lowering costs and off-setting the impacts of lower grades and harder ore. An investment decision is expected in the first half 2017.

Quecher Main, South America. Quecher Main is a potential brownfield development within the existing footprint of Yanacocha. The oxide deposit extends the life of the Yanacocha operation to 2025, with average annual gold production of about 200,000 ounces between 2020 and 2025. The project is currently in the definitive feasibility stage of development. An investment decision is expected in the second half of 2017.

Twin Underground, North America. Twin Underground is in the definitive feasibility stage of development. The project is located below and north of the historic Vista Pit at Twin Creeks in North America. Twin Underground is a profitable expansion project that would contribute 30,000 ounces of gold per year for the first five years. An investment decision is expected in the second half of 2017.

We manage our wider project portfolio to maintain flexibility to address the development risks associated with our projects including permitting, local community and government support, engineering and procurement availability, technical issues, escalating costs and other associated risks that could adversely impact the timing and costs of certain opportunities.

Summary of Consolidated Financial and Operating Performance

	Years Ended December 31,
	2016	2015	2014
Financial Results from Continuing Operations:
Sales	$6,711	$6,085	$6,819
Gold	$6,461	$5,805	$6,512
Copper	$250	$280	$307
Income (loss) from continuing operations	$(790)	$(141)	$613
Net income (loss)	$(923)	$304	$329
Net income (loss) from continuing operations attributable to Newmont stockholders	$(220)	$(1)	$650
Per common share, diluted:
Income (loss) from continuing operations attributable to Newmont stockholders	$(0.41)	$—	$1.30
Income (loss) attributable to Newmont stockholders	$(1.18)	$0.43	$1.02
Adjusted net income (loss) (1)	$619	$327	$587
Adjusted net income (loss) per share, diluted (1)	$1.16	$0.63	$1.18
Earnings before interest, taxes and depreciation and amortization (1)	$1,279	$1,694	$2,239
Adjusted earnings before interest, taxes and depreciation and amortization (1)	$2,365	$1,896	$2,215
Net cash provided by operating activities of continuing operations	$1,917	$1,588	$1,423
Free Cash Flow (1)	$784	$277	$383

Operating Results from Continuing Operations:
Consolidated gold ounces (thousands):
Produced	5,243	5,031	5,155
Sold (2)	5,199	5,052	5,168
Consolidated copper pounds (millions):
Produced	119	125	115
Sold	116	129	112
Average realized price:
Gold (per ounce)	$1,243	$1,149	$1,260
Copper (per pound)	$2.15	$2.17	$2.75
Consolidated costs applicable to sales: (1)(3)
Gold (per ounce)	$682	$663	$707
Copper (per pound)	$1.95	$1.80	$2.38
All-in sustaining costs: (1)
Gold (per ounce)	$912	$933	$996
Copper (per pound)	$2.30	$2.15	$2.98

Financial and Operating Results from Discontinued Operations:
Income (loss) from discontinued operations, net of tax	$(133)	$445	$(284)
Net income (loss) from discontinued operations attributable to Newmont stockholders	$(407)	$221	$(142)
Consolidated gold ounces (thousands):
Produced	701	676	76
Sold	691	625	72
Consolidated copper pounds (millions):
Produced	413	494	156
Sold	411	460	152

(1)	See Non-GAAP Financial Measures beginning on page 77.
(2)	Excludes development ounces.
(3)	Excludes Depreciation and amortization and Reclamation and remediation.

Summary of Financial Position and Liquidity

Our financial position was as follows:

	At December 31,
	2016	2015
Cash and cash equivalents	$2,756	$2,363
Debt	$4,615	$5,863
Net Debt	$1,859	$3,500
Investments	$283	$421
Newmont stockholders’ equity	$10,721	$11,350

During 2016, our debt and liquidity positions were affected by the following:

•	Net cash provided by continuing operating activities of $1,917;

•	Repayment of debt of $1,312;

•	Capital expenditures of $1,133;

•	Proceeds from the sale of Batu Hijau of $920;

•	Proceeds from the sale of investments of $195;

•	Dividends paid to noncontrolling interests of $146; and

•	Dividends paid to common shareholders of $67.

In addition to the cash held on the balance sheet at December 31, 2016, we also maintain a $3,000 Corporate Revolving Credit Facility that matures in March 2020. At December 31, 2016, we had no borrowings outstanding under the facility.

Consolidated Financial Results

The details of our Net income (loss) from continuing operations attributable to Newmont stockholders are set forth below:

	Years Ended December 31,		Increase	Percent
	2016	2015	(decrease)	Change
Net income (loss) from continuing operations attributable to Newmont stockholders	$(220)	$(1)	$(219)	N.M.
Net income (loss) from continuing operations attributable to Newmont stockholders per common share, diluted	$(0.41)	$—	$(0.41)	N.M.

	Years Ended December 31,		Increase	Percent
	2015	2014	(decrease)	Change
Net income (loss) from continuing operations attributable to Newmont stockholders	$(1)	$650	$(651)	N.M.
Net income (loss) from continuing operations attributable to Newmont stockholders per common share, diluted	$—	$1.30	$(1.30)	N.M.

N.M. – Not meaningful.

Results in 2016 compared to 2015 were impacted most significantly by a $970 impairment charge ($512 attributable to Newmont) taken in 2016 related to assets in South America that were evaluated in connection with management’s review of the Yanacocha long-term mining and closure plans,  an increase in the Company’s valuation allowances against deferred tax assets, a prior-year gain resulting from the deconsolidation of TMAC Resources, Inc. (“TMAC”) and a prior-year gain resulting from the sale of the Company’s investment in European Gold Refinery Holdings (“EGR”), partially offset by higher gold sales volumes and realized prices and the positive impact of a gain from sale of the Company’s investment in Regis Resources Ltd (“Regis”) during 2016.

Results in  2015 compared to 2014 were impacted by lower gold sales volumes and realized prices, higher taxes, increased Reclamation and remediation expense, decreased earnings at Yanacocha and the deconsolidation of our ownership interest in TMAC, partially offset by decreased Costs applicable to sales.

The following is a summary of consolidated gold and copper sales, net:

	Years Ended December 31,
	2016	2015	2014
Gold
North America:
Carlin	$1,182	$1,027	$1,143
Phoenix	248	221	271
Twin Creeks	563	551	509
Long Canyon (1)	27	—	—
CC&V (2)	491	91	—
La Herradura (3)	—	—	152
	2,511	1,890	2,075
South America:
Yanacocha	792	1,070	1,210
Merian (4)	117	—	—
	909	1,070	1,210

Asia Pacific:
Boddington	973	910	867
Tanami	575	504	437
Jundee (5)	—	—	181
Waihi (6)	—	136	167
Kalgoorlie	467	360	409
	2,015	1,910	2,061
Africa:
Ahafo	436	387	569
Akyem	590	548	597
	1,026	935	1,166
	6,461	5,805	6,512
Copper
North America:
Phoenix	86	109	134
Asia Pacific:
Boddington	164	171	173
	250	280	307
	$6,711	$6,085	$6,819

(1)	Commercial production at Long Canyon was achieved in November 2016.
(2)	On August 3, 2015, the Company acquired the CC&V gold mining business.
(3)	On October 6, 2014, the Company sold its 44% interest in La Herradura.
(4)	Commercial production at Merian was achieved in October 2016.
(5)	On July 1, 2014, the Company sold the Jundee mine.
(6)	On October 29, 2015, the Company sold the Waihi mine.

The following analysis summarizes consolidated gold sales:

	Years Ended December 31,
	2016	2015	2014
Consolidated gold sales:
Gross before provisional pricing	$6,485	$5,850	$6,533
Provisional pricing mark-to-market	13	(8)	(3)
Gross after provisional pricing	6,498	5,842	6,530
Treatment and refining charges	(37)	(37)	(18)
Net	$6,461	$5,805	$6,512
Consolidated gold ounces sold (thousands)(1)	5,199	5,052	5,168
Average realized gold price (per ounce):
Gross before provisional pricing	$1,247	$1,158	$1,263
Provisional pricing mark-to-market	3	(2)	—
Gross after provisional pricing	1,250	1,156	1,263
Treatment and refining charges	(7)	(7)	(3)
Net	$1,243	$1,149	$1,260

(1)	Excludes development ounces.

The change in consolidated gold sales is due to:

	Years Ended December 31,
	2016 vs. 2015	2015 vs. 2014
Change in consolidated ounces sold	$171	$(147)
Change in average realized gold price	485	(541)
Change in treatment and refining charges	—	(19)
	$656	$(707)

Gold sales increased 11% in 2016 compared to 2015 primarily due to the addition of Long Canyon and Merian in 2016, the acquisition of CC&V in 2015, higher average realized prices and higher sales volumes at existing operations, partially offset by the sale of Waihi in 2015. Gold sales decreased 11% in 2015 compared to 2014 primarily due to lower average realized prices, lower sales volumes at existing operations and the sales of Midas, La Herradura and Jundee in 2014,   partially offset by the acquisition of CC&V in 2015. For a complete discussion regarding variations in gold volumes, see Results of Consolidated Operations below.

The following analysis summarizes consolidated copper sales:

	Years Ended December 31,
	2016	2015	2014
Consolidated copper sales:
Gross before provisional pricing	$261	$319	$346
Provisional pricing mark-to-market	5	(21)	(8)
Gross after provisional pricing	266	298	338
Treatment and refining charges	(16)	(18)	(31)
Net	$250	$280	$307
Consolidated copper pounds sold (millions)	116	129	112
Average realized copper price (per pound):
Gross before provisional pricing	$2.25	$2.48	$3.08
Provisional pricing mark-to-market	0.04	(0.17)	(0.07)
Gross after provisional pricing	2.29	2.31	3.01
Treatment and refining charges	(0.14)	(0.14)	(0.26)
Net	$2.15	$2.17	$2.75

The change in consolidated copper sales is due to:

	Years Ended December 31,
	2016 vs. 2015	2015 vs. 2014
Change in consolidated pounds sold	$(30)	$51
Change in average realized copper price	(2)	(91)
Change in treatment and refining charges	2	13
	$(30)	$(27)

Copper sales decreased 11% in 2016 compared to 2015 primarily due to lower sales volumes and lower average net realized prices. Copper sales decreased 9% in 2015 compared to 2014 due to lower average net realized prices, partially offset by higher sales volumes. For a complete discussion regarding variations in copper volumes, see Results of Consolidated Operations below.

The following is a summary of Costs applicable to sales and Depreciation and amortization:

	Costs Applicable to Sales			Depreciation and Amortization
	Years Ended December 31,			Years Ended December 31,
	2016	2015	2014	2016	2015	2014
Gold
North America:
Carlin	$797	$790	$795	$200	$198	$162
Phoenix	164	163	160	51	42	35
Twin Creeks	234	246	207	51	51	43
Long Canyon (1)	4	—	—	5	—	—
CC&V (2)	216	44	—	108	19	—
La Herradura (3)	—	—	89	—	—	29
	1,415	1,243	1,251	415	310	269
South America:
Yanacocha	525	564	680	275	320	338
Merian (4)	34	—	—	12	—	—
	559	564	680	287	320	338

Asia Pacific:
Boddington	530	570	587	110	113	104
Tanami	238	225	253	82	82	72
Jundee (5)	—	—	86	—	—	34
Waihi (6)	—	55	78	—	14	24
Kalgoorlie	257	272	285	19	21	18
	1,025	1,122	1,289	211	230	252
Africa:
Ahafo	313	206	253	94	53	62
Akyem	235	212	179	127	96	86
	548	418	432	221	149	148
	3,547	3,347	3,652	1,134	1,009	1,007
Copper
North America:
Phoenix	99	91	108	27	21	18
Asia Pacific:
Boddington	126	140	159	24	26	25
	225	231	267	51	47	43
Other
Corporate and other	—	—	—	35	46	38
	$3,772	$3,578	$3,919	$1,220	$1,102	$1,088

(1)	Commercial production at Long Canyon was achieved in November 2016.
(2)	On August 3, 2015, the Company acquired the CC&V gold mining business.
(3)	On October 6, 2014, the Company sold its 44% interest in La Herradura.
(4)	Commercial production at Merian was achieved in October 2016.
(5)	On July 1, 2014, the Company sold the Jundee mine.
(6)	On October 29, 2015, the Company sold the Waihi mine.

The details of our Costs applicable to sales are set forth below:

	Years Ended December 31,		Increase	Percent
	2016	2015	(decrease)	Change
Gold	$3,547	$3,347	$200	6%
Copper	225	231	(6)	(3)
	$3,772	$3,578	$194	5%

	Years Ended December 31,		Increase	Percent
	2015	2014	(decrease)	Change
Gold	$3,347	$3,652	$(305)	(8)%
Copper	231	267	(36)	(13)
	$3,578	$3,919	$(341)	(9)%

Costs applicable to sales increased in 2016 compared to 2015,  primarily due to the acquisition of CC&V in 2015, the addition of Merian and Long Canyon in 2016, higher stockpile and leach pad inventory adjustments at Ahafo and Yanacocha and higher gold sales volumes, partially offset by the sale of Waihi in 2015 and lower oil prices.

Costs applicable to sales decreased in 2015,  compared to 2014,  primarily due to lower oil prices, a favorable Australian dollar/U.S. dollar exchange rate, lower stockpile and leach pad inventory adjustments, the sales of Waihi in 2015 and Midas, Jundee and La Herradura in 2014 and lower gold sales volumes, partially offset by the acquisition of CC&V in 2015.

For a complete discussion regarding variations in operations, see Results of Consolidated Operations below.

The Company reclassified regional administrative and community development costs of $60 and $25 from Other expense, net to General and administrative and Costs applicable to sales, respectively, for the year ended 2015 and $52 and $38, respectively, for the year ended 2014.

The details of our Depreciation and amortization are set forth below:

	Years Ended December 31,		Increase	Percent
	2016	2015	(decrease)	Change
Gold	$1,134	$1,009	$125	12%
Copper	51	47	4	9
Other	35	46	(11)	(24)
	$1,220	$1,102	$118	11%

	Years Ended December 31,		Increase	Percent
	2015	2014	(decrease)	Change
Gold	$1,009	$1,007	$2	0%
Copper	47	43	4	9
Other	46	38	8	21
	$1,102	$1,088	$14	1%

Depreciation and amortization increased in 2016, compared to 2015, primarily due to the acquisition of CC&V in 2015, the addition of Merian and Long Canyon in 2016, higher stockpile and leach pad inventory adjustments at Ahafo and Yanacocha and higher gold sales volumes, partially offset by the sale of Waihi in 2015. Depreciation and amortization expense increased in 2015,  compared to 2014, primarily due to the acquisition of CC&V in 2015, partially offset by lower gold sales volumes, lower stockpile and leach pad inventory adjustments and the sales of Waihi in 2015 and Midas, Jundee and La Herradura in 2014. Depreciation and amortization expense fluctuates as capital expenditures increase or decrease and as production levels increase or decrease due to the use of the units-of-production amortization method for mineral interests and mine development.

For a complete discussion regarding variations in operations, see Results of Consolidated Operations.

Reclamation and remediation expense decreased to $179 in 2016 from $253 in 2015 primarily due to the prior year increase in remediation costs arising from revisions made to the remediation plan of the Midnite mine in Washington State, partially offset with the current year increase in reclamation costs related to Yanacocha. Reclamation and remediation expense increased to $253 in 2015 from $142 in 2014 primarily due to increased remediation costs from revised estimates to the remediation plan of the Midnite mine in Washington State.

The Company is conducting a comprehensive study of the current Yanacocha long-term mining and closure plans as part of the requirement to submit an updated closure plan to Peruvian regulators every five years. The revised closure plan will be submitted to Peruvian regulators in the second half of 2017. The revised closure plan may require the Company to provide additional reclamation bonding for Yanacocha.

As discussed in Note 6 of the Consolidated financial statements, after completing its review of preliminary changes to the Yanacocha closure plan based on revised long-term mining plans, the study work completed to date and in connection with the Company’s annual process to evaluate and update all asset retirement obligations, the Company recorded a non-cash charge to reclamation expense for the quarter ended December 31, 2016 of $77 related to operations no longer in production. The increase is primarily due to higher estimated long-term water management costs, heap leach earthworks and related support activities.

Exploration expense decreased to $148 in 2016 from $156 in 2015 primarily due to the deconsolidation of TMAC in 2015 and lower expenditures at Yanacocha, partially offset by increased expenditures at various projects as we continue to focus on developing future reserves. Exploration expense decreased to $156 in 2015 from $163 in 2014 primarily due to the deconsolidation of TMAC in 2015, partially offset by increased expenditures at Long Canyon.

For additional information about proven and probable reserves, including additions and reductions, see the discussion in Gold, Copper and Silver Reserves in Item 1, Business, and Proven and Probable Reserves in Item 2, Properties.

Advanced projects, research and development expense includes development project management costs, feasibility studies and other project expenses that do not qualify for capitalization. Advanced projects, research and development expense increased to $134 in 2016 from $126 in 2015 primarily due to increased costs to develop various studies and Merian pre-production expenses, partially offset by the sale of Waihi in 2015 and reduced spend on Conga care and maintenance. Advanced projects, research and development expense decreased to $126 in 2015 from $159 in 2014 primarily due to the sale of Waihi in 2015 and La Herradura in 2014, deferment of various studies, the decision to advance Merian,  Turf Vent Shaft and Tanami Expansion projects to execution as most costs are capitalized in that stage, and general reductions in project and technical service costs. These decreases were partially offset by an increase in costs from  placing Conga on care and maintenance in the fourth quarter of 2014.

General and administrative expense decreased to $233 in 2016, compared to $241 in 2015, primarily due to lower regional administrative costs, lower contracted services and lower non-cash stock compensation expense, partially offset by higher legal costs. General and administrative expense increased to $241 in 2015, compared to $237 in 2014, primarily due to higher non-cash stock compensation expense and contracted services, partially offset by headcount reductions resulting in lower corporate direct costs. General and administrative expense as a percentage of Sales was 3.5% in 2016, compared to 4.0% and 3.5% in 2015 and 2014, respectively.

Impairment of long-lived assets totaled $977,  $56 and $26 for 2016,  2015 and 2014, respectively. The 2016 impairments  were primarily related to the impairment of long-lived assets at Yanacocha in South America, due to an increase in asset retirement obligations and related asset as a result of the updated long-term mining and closure plans which was determined to be an impairment indicator. For additional information regarding our review of the Yanacocha long-term mining and closure plans, see Note 6 to our Consolidated Financial Statements. The 2015 impairments were primarily related to assets in South America, non-essential equipment unrelated to operations at Corporate and Other and an intangible asset in Africa. The 2014 impairments were primarily related to non-essential equipment at Carlin and Phoenix in North America, Corporate and Other and South America, specifically for certain assets at Conga that have been sold.

Other expense, net was $58,  $116, and $92 for 2016,  2015, and 2014, respectively. The decrease in 2016 from 2015 is primarily due to the prior year charge from the ratification of the Ghana Investment Agreement, acquisition costs related to CC&V in 2015 and lower current year power plant costs in Western Australia. The increase in 2015 from 2014 is primarily due to a charge from the ratification of the Ghana Investment Agreement and acquisition costs related to CC&V in 2015, partially offset by lower restructuring and power plant costs.

Other income, net was $69,  $135, and $158 for 2016,  2015, and 2014, respectively. The decrease in 2016 from 2015 is primarily due to the gain on the deconsolidation of TMAC in 2015, gains from the sale of non-core assets, such as Hemlo and EGR during 2015, and losses recognized on debt repayments in 2016. These decreases were partially offset by a current year gain on the sale of our investment in Regis and lower other-than-temporary impairments on marketable security investments. The decrease in 2015 from

2014 is primarily due to higher other-than-temporary impairments on marketable security investments and lower refinery income from the sale of EGR, partially offset by the gain on the deconsolidation of TMAC in 2015 and gains on the sales of EGR and Waihi during 2015.

Interest expense, net was $273,  $297 and $330 for 2016,  2015 and 2014, respectively. Capitalized interest totaled $33,  $40 and $23 in each year, respectively. Interest expense, net decreased in 2016 compared to 2015 due to lower debt discount amortization and reduced debt balances due to the partial early extinguishment of the 2017, 2019 and 2039 Senior Notes and repayment of the 2019 term loan in 2016. Capitalized interest decreased compared to 2015 primarily due to Merian project completion. Interest expense, net decreased in 2015 compared to 2014 due to increased capitalized interest and lower debt discount amortization. Capitalized interest increased compared to 2014 primarily due the Merian project and the addition of CC&V.

Income and mining tax expense was $563, $391 and $204 for 2016, 2015 and 2014, respectively. The effective tax rate is driven by a number of factors as illustrated in the table below. The rate is also influenced by variables such as the Company’s income, the geographic distribution of that income, the non-recognition of tax assets, percentage depletion, changes in tax laws, and the impact of specific transactions and assessments. As a result, the effective tax rate will fluctuate, sometimes significantly, year to year. This trend is expected to continue in future periods. For additional information regarding our income and mining taxes, including details of our deferred tax assets, see Note 10 to our Consolidated Financial Statements.

	Years Ended December 31,
	2016		2015		2014
Income (loss) before income and mining tax and other items		$(214)		$295		$821

Tax at statutory rate	35%	$75	35%	$(103)	35%	$(287)
Reconciling items:
Percentage depletion	40	85	(19)	56	(15)	122
Change in valuation allowance on deferred tax assets	(226)	(485)	51	(153)	0	(3)
Mining and other taxes	(29)	(61)	20	(58)	4	(34)
U.S. tax effect of noncontrolling interest attributable to non-U.S. investees	(100)	(213)	41	(120)	3	(25)
Tax impact on sale of assets	17	36	7	(20)	(8)	65
Effect of foreign earnings, net of credits	—	—	(6)	19	3	(20)
Other	—	—	4	(12)	3	(22)
Income and mining tax expense	(263)%	$(563)	133%	$(391)	25%	$(204)

Equity income (loss) of affiliates was $(13),  $(45), and $(4) in 2016,  2015, and 2014, respectively. The decreased loss in 2016 from 2015 is mainly due to $30 of losses recognized in 2015 at La Zanja from increased exploration spending on the Pampa Verde Project. The equity loss from affiliates increased in 2015 from 2014 due to the losses recognized at La Zanja in 2015 and the deconsolidation of TMAC in 2015.

The details of our Net income (loss) from discontinued operations, net of tax are set forth below:

	Years Ended December 31,		Increase	Percent
	2016	2015	(decrease)	Change
Holt property royalty obligation	$(50)	$27	$(77)	(285)%
Batu Hijau operations	517	418	99	24
Loss on sale of Batu Hijau	(600)	—	(600)	N.M.
	$(133)	$445	$(578)	(130)%

	Years Ended December 31,		Increase	Percent
	2015	2014	(decrease)	Change
Holt property royalty obligation	$27	$(40)	$67	(168)%
Batu Hijau operations	418	(244)	662	(271)
	$445	$(284)	$729	(257)%

N.M. – Not meaningful.

During 2016, the Holt property royalty obligation increased due to increases in gold prices and decreases in discount rates. During 2015, the Holt property royalty obligation decreased due to decreases in gold prices and increases in discount rates.

During 2016, the income from Batu Hijau operations increased primarily due to higher gold sale volumes, higher average realized gold prices and lower operating costs, partially offset by lower copper sale volumes and lower realized copper prices. In addition, 2016 did not include a full year of operations as the sale of Batu Hijau was completed in November 2016. During 2015, the income from Batu Hijau operations increased primarily due to higher gold and copper sales volumes, partially offset by higher operating costs and lower average realized gold and copper prices.

The Batu Hijau Transaction was completed on November 2, 2016. Newmont recognized a loss on sale of $600 in 2016. There was no loss recorded during 2015 and 2014.

For additional information regarding our discontinued operations, see Note 3 to our Consolidated Financial Statements. For discussion regarding Batu Hijau’s operating results, see the Discontinued operations section in Results of Consolidated Operations below.

Net loss (income) attributable to noncontrolling interests, net of tax was $570,  $140, and $37 in 2016,  2015, and 2014, respectively. The loss from noncontrolling interests increased in 2016 from 2015 due to decreased earnings at Yanacocha, primarily from the impairment of long-lived assets. The loss from noncontrolling interests increased in 2015 from 2014 due to decreased earnings at Yanacocha and the deconsolidation of our ownership interest in TMAC in 2015.

Other comprehensive income (loss) was $—,  $144, and ($301) in 2016,  2015, and 2014, respectively. The decrease in 2016 from 2015 was primarily due to the sale of Regis in the current year compared to unrealized gains in Regis in the prior year. The increase in 2015 from 2014 was primarily due to unrealized gains in Regis compared to unrealized losses in the prior year, which were subsequently recognized as other-than-temporary impairment in 2015, in addition to unrealized gains from a decrease of the pension liability compared to unrealized losses in the prior year.

Results of Consolidated Operations

	Gold or Copper			Costs Applicable			Depreciation and			All-In Sustaining
	Produced			to Sales (1)			Amortization			Costs (2)
	2016	2015	2014	2016	2015	2014	2016	2015	2014	2016	2015	2014
GOLD	(ounces in thousands)			($ per ounce sold)			($ per ounce sold)			($ per ounce sold)
North America	2,024	1,643	1,631	$702	$758	$760	$207	$189	$164	$869	$979	$1,007
South America (3)	759	918	970	759	607	702	408	361	350	1,052	949	1,001
Asia Pacific	1,641	1,665	1,640	630	667	789	135	146	164	786	818	975
Africa	819	805	914	666	522	470	270	186	159	833	718	647
Total / Weighted Average for continuing operations	5,243	5,031	5,155	$682	$663	$707	$225	$209	$202	$912	$933	$996
Attributable to Newmont (4)	4,898	4,584	4,683

COPPER	(pounds in millions)			($ per pound sold)			($ per pound sold)			($ per pound sold)
North America	42	46	46	$2.48	$1.97	$2.37	$0.66	$0.45	$0.39	$2.88	$2.30	$2.83
Asia Pacific	77	79	69	1.67	1.71	2.38	0.32	0.31	0.38	2.00	2.06	3.09
Total / Weighted Average for continuing operations	119	125	115	$1.95	$1.80	$2.38	$0.44	$0.36	$0.38	$2.30	$2.15	$2.98

COPPER	(tonnes in thousands)
North America	19	21	21
Asia Pacific	35	36	31
Total / Weighted Average for continuing operations	54	57	52

(1)

Excludes Depreciation and amortization and Reclamation and remediation.  For consistency with current year reporting, community development costs have been reallocated to Costs Applicable to Sales in 2015 and 2014. For additional information regarding this change, see Note 2 to the Consolidated Financial Statements.

(2)	All-In Sustaining Costs is a non-GAAP financial measure. See Non-GAAP Financial Measures beginning on page 77.
(3)

Commercial production at Merian was achieved in October 2016. For consistency with current year reporting, historical costs for Merian were reclassified from Corporate and Other to South America, resulting in a change to 2015 and 2014 figures.

(4)

For 2016, 2015, and 2014, amounts exclude 66,  66, and 67 ounces, respectively, from our non-consolidated interest in La Zanja and 11,  57, and 58 ounces, respectively, from our non-consolidated interest in Regis.

2016 compared to 2015

Consolidated gold ounces produced increased 4% due to:

•

higher production from North America due to a full year of operation at CC&V, Long Canyon achieving commercial production in November 2016, and higher ore tons, grade, and leach recoveries at Carlin, partially offset by a planned stripping campaign at Twin Creeks;

•

higher production from Africa due to higher throughput as a result of higher mill utilization and slightly higher mill recovery rates, partially offset by lower ore grades milled and a build-up of mill in-circuit inventory;

•

lower production from Asia Pacific due to the sale of Waihi in 2015, partially offset by higher throughput and higher ore grade milled at Kalgoorlie, higher ore tons mined and milled at Tanami, and higher throughput and mill recovery rates at Boddington; and

•	lower production from South America primarily due to lower mill throughput, recovery and grade at Yanacocha, partially offset by Merian achieving commercial production in October 2016.

Consolidated copper production decreased 5% primarily due to lower heap leach recoveries and lower ore grade milled at Phoenix and lower ore grade milled at Boddington, partially offset by higher throughput and recovery at Boddington.

Costs applicable to sales per consolidated gold ounce and copper pound increased 3% and 8%, respectively, due to higher stockpile inventory adjustments at Yanacocha and Ahafo and lower ore grade mined and milled, partially offset by higher ounces sold as a result of more ore tons mined and higher mill throughput.

Depreciation and amortization increased 8% and 22% per gold ounce and copper pound, respectively, due to higher stockpile inventory adjustments, higher amortization rates, capitalization of additional assets, and lower copper pounds sold.

All-in sustaining costs per consolidated gold ounce decreased 2% primarily due to higher ounces sold and lower sustaining capital spend. All-in sustaining costs per copper pound increased 7% primarily due to lower copper pounds sold.

2015 compared to 2014

Consolidated gold ounces produced decreased 2% due to:

•	lower production from Africa primarily due to lower grade at Ahafo;

•	lower production from South America primarily due to lower mill recovery, partially offset by higher grade;

•	higher production at our Asia Pacific operations due to higher grade, throughput and recovery at Boddington and Tanami, partially offset by the sale of Waihi in 2015 and the sale of Jundee in 2014;

•	higher production from North America primarily due to the completion of a stripping campaign at Twin Creeks, the purchase of CC&V, partially offset by the sale of La Herradura and Midas in 2014;

Consolidated copper production increased 9% primarily due to higher ore grade milled and higher mill throughput and recovery at Boddington.

Costs applicable to sales per consolidated gold ounce decreased 6% due to lower direct operating costs primarily as a result of lower fuel prices and a favorable Australian dollar/U.S. dollar exchange rate, and lower stockpile and leach pad inventory adjustments, partially offset by lower gold ounces sold. Costs applicable to sales per consolidated copper pound decreased 24% due to lower direct operating costs primarily as a result of lower fuel prices and a favorable Australian dollar/U.S. dollar exchange rate, in addition to higher copper pounds sold and lower stockpile inventory adjustments.

Depreciation and amortization per consolidated gold ounce increased 3% due to lower gold ounces sold and asset sales. Depreciation and amortization per consolidated copper pound decreased 5% primarily due to higher copper pounds sold and lower stockpile inventory adjustments.

All-in sustaining costs per consolidated gold ounce decreased 6% primarily due to lower operating costs and a reduction in sustaining capital spend, partially offset by lower gold ounces sold. All-in sustaining costs per consolidated copper pound sold decreased 28% primarily due to lower operating costs, a reduction in sustaining capital spend and higher copper pounds sold.

North America Operations

	Gold or Copper			Costs Applicable			Depreciation and			All-In Sustaining
	Produced			to Sales (1)			Amortization			Costs (2)
	2016	2015	2014	2016	2015	2014	2016	2015	2014	2016	2015	2014
GOLD	(ounces in thousands)			($ per ounce sold)			($ per ounce sold)			($ per ounce sold)
Carlin	944	886	907	$844	$891	$880	$212	$223	$179	$1,048	$1,134	$1,072
Phoenix	209	205	211	802	821	721	251	212	159	937	980	883
Twin Creeks	453	471	389	514	521	517	113	108	108	613	653	820
Long Canyon	22	—	—	186	—	—	223	—	—	227	—	—
CC&V	396	81	—	553	532	—	276	232	—	621	683	—
La Herradura	—	—	124	—	—	742	—	—	243	—	—	1,042
Total / Weighted Average (3)	2,024	1,643	1,631	$702	$758	$760	$207	$189	$164	$869	$979	$1,007

COPPER	(pounds in millions)			($ per pound sold)			($ per pound sold)			($ per pound sold)
Phoenix	42	46	46	$2.48	$1.97	$2.37	$0.66	$0.45	$0.39	$2.88	$2.30	$2.83

COPPER	(tonnes in thousands)
Phoenix	19	21	21

(1)

Excludes Depreciation and amortization and Reclamation and remediation. For consistency with current year reporting, community development costs have been reallocated to Costs Applicable to Sales in 2015 and 2014. For additional information regarding this change, see Note 2 to the Consolidated Financial Statements.

(2)	All-In Sustaining Costs is a non-GAAP financial measure. See Non-GAAP Financial Measures beginning on page 77.
(3)	All-In Sustaining Costs and Depreciation and Amortization include expense for other regional projects.

2016 compared to 2015

Carlin, Nevada, USA. Gold ounces produced increased 7% due to higher tons mined at Leeville, higher ore tons and ore grade mined at Silverstar, and higher heap leach recoveries at Emigrant. Costs applicable to sales per ounce decreased 5% due to lower stockpile and leach pad inventory adjustments, higher ounces sold, and lower waste tons mined. Depreciation and amortization per ounce decreased 5% primarily due to higher ounces sold. All-in sustaining costs per ounce decreased 8% due to lower costs applicable to sales per ounce and lower sustaining capital spend.

Phoenix, Nevada, USA. Gold ounces produced increased 2% due to higher production at Lone Tree from mining in the Brooks pit, partially offset by lower mill recoveries. Copper pounds produced decreased 9% primarily due to lower heap leach recoveries and lower ore grade milled.  Costs applicable to sales per ounce decreased 2% primarily due to higher ounces sold at Lone Tree.  Costs applicable to sales per pound increased 26% due to lower copper pounds sold and increased inventory adjustments.  Depreciation and amortization per ounce increased 18% due to the capitalization of additional assets and increased inventory adjustments. Depreciation and amortization per pound increased 47% due primarily to lower copper pounds sold. All-in sustaining costs per ounce decreased 4% primarily due to higher ounces sold at Lone Tree. All-in sustaining costs per pound increased 25% primarily due to lower copper pounds sold.

Twin Creeks, Nevada, USA. Gold ounces produced decreased 4% due to a planned stripping campaign at Twin Creeks, partially offset by higher ore tons mined at Turquoise Ridge.  Costs applicable to sales per ounce decreased 1% due to lower inventory adjustments.  Depreciation and amortization per ounce increased 5% primarily due to lower ounces sold. All-in sustaining costs per ounce decreased 6% due to lower costs applicable to sales per ounce and lower sustaining capital spend.

Long Canyon, Nevada, USA. Commercial production at Long Canyon was achieved in November 2016. The project was safely completed under budget and two months ahead of schedule, with over 20,000 gold ounces produced in 2016.

Cripple Creek and Victor, Colorado, USA. We purchased 100% of the Cripple Creek & Victor gold mining business in Colorado from AngloGold Ashanti Limited on August 3, 2015.

2015 compared to 2014

Carlin, Nevada, USA. Gold ounces produced decreased 2% primarily due to lower heap leach placement and recoveries at South

Area Leach and Emigrant. Costs applicable to sales per ounce increased 1% due to lower ounces sold and higher underground operating costs at Leeville, partially offset by lower oil prices. Depreciation and amortization per ounce increased 25% due to lower ounces sold, higher capital additions and stockpile and leach pad inventory adjustments in 2015. All-in sustaining costs per ounce increased 6% due to higher costs applicable to sales per ounce and higher sustaining capital spend.

Phoenix, Nevada, USA. Gold ounces produced decreased 3% due to lower mill throughput, partially offset by higher grade and recovery. Copper pounds produced were in line with prior year. Costs applicable to sales per ounce increased 14% primarily due to lower ounces sold, lower by-product credits and a higher co-product allocation of costs to gold due to changes in the gold and copper revenue percentages, partially offset by lower oil prices. Costs applicable to sales per pound decreased 17% due to a lower co-product allocation of costs to copper due to changes in the gold and copper revenue percentages and lower oil prices, partially offset by lower by-product credits. Depreciation and amortization per ounce increased 33% due to a higher co-product allocation of costs to gold due to changes in the gold and copper revenue percentages, lower ounces sold and higher capital additions. Depreciation and amortization per pound increased 15% due to higher capital additions, partially offset by a lower co-product allocation of costs to copper due to changes in the gold and copper revenue percentages. All-in sustaining costs per ounce increased 11% due to higher costs applicable to sales per ounce, partially offset by lower sustaining capital spend. All-in sustaining costs per pound decreased 19% due to lower costs applicable to sales per pound and lower sustaining capital spend.

Twin Creeks, Nevada, USA. Gold ounces produced increased 21% due to higher heap leach tons processed and higher mill grade as a result of completing a stripping campaign and from higher mill throughput. Costs applicable to sales per ounce increased 1% due to lower capitalization of waste tons, partially offset by higher ounces sold and lower oil prices. Depreciation and amortization per ounce were in line with prior year. All-in sustaining costs per ounce decreased 20% due to lower sustaining capital spend.

La Herradura, Mexico. We completed the sale of our 44% interest in La Herradura on October 6, 2014.

Cripple Creek and Victor, Colorado, USA. We purchased 100% of the Cripple Creek & Victor gold mining business in Colorado from AngloGold Ashanti Limited on August 3, 2015.

South America Operations

	Gold Ounces			Costs Applicable			Depreciation and			All-In Sustaining
	Produced			to Sales (1)			Amortization			Costs (2)
	2016	2015	2014	2016	2015	2014	2016	2015	2014	2016	2015	2014
GOLD	(in thousands)			($ per ounce sold)			($ per ounce sold)			($ per ounce sold)
Yanacocha	655	918	970	$824	$607	$702	$431	$346	$350	$1,058	$880	$943
Merian (3)	104	—	—	342	—	—	122	—	—	374	—	—
Total / Weighted Average (4)	759	918	970	$759	$607	$702	$408	$361	$350	$1,052	$949	$1,001
Yanacocha (48.65%)	(319)	(447)	(472)
Merian (25.00%)	(26)	—	—
Attributable to Newmont	414	471	498

(1)

Excludes Depreciation and amortization and Reclamation and remediation. For consistency with current year reporting, community development costs have been reallocated to Costs Applicable to Sales in 2015 and 2014. For additional information regarding this change, see Note 2 to the Consolidated Financial Statements.

(2)	All-In Sustaining Costs is a non-GAAP financial measure. See Non-GAAP Financial Measures beginning on page 77.
(3)

Commercial production at Merian was achieved in October 2016. For consistency with current year reporting, historical costs for Merian were reclassified from Corporate and Other to South America, resulting in a change to 2015 and 2014 figures.

(4)	All-In Sustaining Costs and Depreciation and Amortization include expense for other regional projects.

2016 compared to 2015

Yanacocha, Peru. Gold production decreased 29% primarily due to lower mill throughput, recovery and grade, and lower leach tons placed at a lower grade.  Costs applicable to sales per ounce increased 36% due primarily to lower ounces sold and higher leach pad inventory adjustments. Depreciation and amortization per ounce increased 25% due to lower ounces sold and higher leach pad inventory adjustments. All-in sustaining costs per ounce increased 20% due to higher costs applicable to sales per ounce.

Merian, Suriname. Commercial production at Merian was achieved in October 2016. The project was safely completed under budget and on schedule, with over 100,000 gold ounces produced in 2016.

2015 compared to 2014

Yanacocha, Peru. Gold production decreased 5% primarily due to lower mill throughput, recovery and grade, partially offset by higher leach production from higher ore tons placed from La Quinua, Cerro Negro and Tapado Oeste. Costs applicable to sales per ounce decreased 14% due to lower operating costs, partially offset by lower ounces sold, higher inventory adjustments and unfavorable by-product credits. Depreciation and amortization per ounce were in line with prior year. All-in sustaining costs per ounce decreased 7% due to lower costs applicable to sales per ounce, partially offset by higher sustaining capital spend.

Asia Pacific Operations

	Gold or Copper			Costs Applicable			Depreciation and			All-In Sustaining
	Produced			to Sales (1)			Amortization			Costs (2)
	2016	2015	2014	2016	2015	2014	2016	2015	2014	2016	2015	2014
GOLD	(ounces in thousands)			($ per ounce sold)			($ per ounce sold)			($ per ounce sold)
Boddington	800	794	696	$673	$699	$851	$139	$139	$149	$775	$799	$972
Tanami	459	436	345	518	519	733	179	189	208	739	724	1,038
Jundee	—	—	138	—	—	613	—	—	243	—	—	771
Waihi	—	119	132	—	473	593	—	125	183	—	543	687
Kalgoorlie	382	316	329	680	855	871	50	66	56	775	965	1,009
Total / Weighted Average (3)	1,641	1,665	1,640	$630	$667	$789	$135	$146	$164	$786	$818	$975

COPPER	(pounds in millions)			($ per pound sold)			($ per pound sold)			($ per pound sold)
Boddington	77	79	69	$1.67	$1.71	$2.38	$0.32	$0.31	$0.38	$2.00	$2.06	$3.09

COPPER	(tonnes in thousands)
Boddington	35	36	31

(1)

Excludes Depreciation and amortization and Reclamation and remediation. For consistency with current year reporting, community development costs have been reallocated to Costs Applicable to Sales in 2015 and 2014. For additional information regarding this change, see Note 2 to the Consolidated Financial Statements.

(2)	All-In Sustaining Costs is a non-GAAP financial measure. See Non-GAAP Financial Measures beginning on page 77.
(3)	All-In Sustaining Costs and Depreciation and Amortization include expense for other regional projects.

2016 compared to 2015

Boddington, Australia. Gold production increased 1% primarily due to higher mill throughput and recovery, partially offset by lower ore grade milled. Copper production decreased 3% due to lower ore grade milled as a result of lower ore grade mined, partially offset by higher throughput and recovery.  Costs applicable to sales per ounce decreased 4% due to higher ounces sold, lower oil prices, and stockpile inventory adjustments in the prior year, partially offset by higher mill maintenance costs and a higher co-product allocation of costs to gold due to changes in the gold and copper revenue percentages.  Costs applicable to sales per pound decreased 2% primarily due to lower oil prices, lower co-product allocation of costs to copper due to changes in the gold and copper revenue percentages and stockpile inventory adjustments in the prior year, partially offset by lower copper pounds sold and higher mill maintenance costs.  Depreciation and amortization per ounce was in line with the prior year and increased 3% per pound due to lower copper pounds sold. All-in sustaining costs per ounce decreased 3% due to lower costs applicable to sales per ounce sold. All-in sustaining costs per pound decreased 3% due to lower costs applicable to sales per pound.

Tanami, Australia. Gold ounces produced increased 5% mainly due to higher throughput as a result of higher ore tons mined, partially offset by lower ore grade milled.  Costs applicable to sales per ounce was in line with the prior year, primarily due to higher ounces sold and lower oil prices, mostly offset by higher mining costs due to lower capitalization of mine development, higher paste fill activity and higher maintenance costs.  Depreciation and amortization per ounce decreased 5% primarily due to higher ounces sold. All-in sustaining costs per ounce increased 2% due to higher sustaining capital per ounce sold, higher advanced projects spend, and higher brownfield exploration spend.

Waihi, New Zealand. The sale of Waihi to OceanaGold Corporation was completed on October 29, 2015.

Kalgoorlie, Australia. Gold ounces produced increased 21% primarily due to higher mill throughput, driven by higher milling rates and mill utilization, as well as higher ore grade milled.  Costs applicable to sales per ounce decreased 20% due to higher ounces sold and lower oil prices. Depreciation and amortization per ounce decreased 24% due to higher ounces sold and lower amortization rates. All-in sustaining costs per ounce decreased 20% due to lower costs applicable to sales per ounce and lower sustaining capital spend per ounce sold.

2015 compared to 2014

Boddington, Australia. Gold production increased 14% primarily due to higher ore grade milled and higher mill throughput as a result of increased mill utilization and higher recovery. Copper production increased 14% due to higher ore grade milled and higher mill throughput and recovery. Costs applicable to sales per ounce decreased 18% due to higher ounce sold, lower stockpile inventory adjustments, a favorable foreign currency exchange rate and lower oil prices, partially offset by a higher co-product allocation of costs to gold due to changes in the gold and copper revenue percentages.  Costs applicable to sales per pound decreased 28% primarily due to higher ounces sold, a favorable foreign currency exchange rate, lower oil prices, lower stockpile inventory adjustments, lower selling costs and a lower co-product allocation of costs to copper due to changes in the gold and copper revenue percentages. Depreciation and amortization decreased 7% per ounce and 18% per pound due to higher ounces sold and lower stockpile inventory adjustments. All-in sustaining costs per ounce decreased 18% due to higher ounces sold, lower costs applicable to sales and lower sustaining capital spend, partially offset by a higher co-product allocation of costs to gold due to changes in the gold and copper revenue percentages. All-in sustaining costs per pound decreased 33% due to higher ounces sold, lower costs applicable to sales, lower sustaining capital spend and a lower co-product allocation of costs to copper due to changes in the gold and copper revenue percentages.

Tanami, Australia. Gold ounces produced increased 26% mainly due to higher ore grade milled as a result of higher ore grade mined and higher throughput from increased mill utilization and increased ore tons mined. Costs applicable to sales per ounce decreased 29% due to higher ounces sold, lower operating costs as a result of higher capital mine development, a favorable foreign currency exchange rate and lower oil prices, partially offset by higher mill maintenance and site support costs. Depreciation and amortization per ounce decreased 9% primarily due to ounces sold. All-in sustaining costs per ounce decreased 30% due to higher ounces sold, lower costs applicable to sales and lower sustaining capital spend.

Waihi, New Zealand. Gold ounces produced decreased 10% as a result of the sale of Waihi on October 29, 2015. Costs applicable to sales per ounce decreased 20% mainly due to reduced operating costs, a favorable foreign currency exchange rate and lower oil prices. Depreciation and amortization per ounce decreased 32% primarily due to the suspension of open pit activities. All-in sustaining costs per ounce decreased 21% primarily due to lower costs applicable to sales. The sale of Waihi to OceanaGold Corporation was completed on October 29, 2015.

Jundee, Australia. The sale of Jundee was completed on July 1, 2014.

Kalgoorlie, Australia. Gold ounces produced decreased 4% primarily due to lower mill recovery and a draw-down of gold in-circuit inventory in the prior year, partially offset by higher ore grade milled. Costs applicable to sales per ounce decreased 2% due to a favorable foreign currency exchange rate and lower oil prices, partially offset by lower ounces sold. Depreciation and amortization per ounce increased 18% due to lower ounces sold and higher amortization rates. All-in sustaining costs per ounce decreased 4% due to lower costs applicable to sales and lower sustaining capital spend, partially offset by lower ounces sold. On May 1, 2015, Newmont assumed management oversight of the Kalgoorlie operations, under the new Management Services Agreement signed by the joint venture partners. Newmont maintained its ownership percentage at 50%.

Africa Operations

	Gold Ounces			Costs Applicable			Depreciation and			All-In Sustaining
	Produced			to Sales (1)			Amortization			Costs (2)
	2016	2015	2014	2016	2015	2014	2016	2015	2014	2016	2015	2014
GOLD	(in thousands)			($ per ounce sold)			($ per ounce sold)			($ per ounce sold)
Ahafo	349	332	442	$895	$620	$562	$268	$160	$136	$1,152	$892	$849
Akyem	470	473	472	497	449	379	269	202	182	584	572	423
Total / Weighted Average (3)	819	805	914	$666	$522	$470	$270	$186	$159	$833	$718	$647

(1)

Excludes Depreciation and amortization and Reclamation and remediation. For consistency with current year reporting, community development costs have been reallocated to Costs Applicable to Sales in 2015 and 2014. For additional information regarding this change, see Note 2 to the Consolidated Financial Statements.

(2)	All-In Sustaining Costs is a non-GAAP financial measure. See Non-GAAP Financial Measures beginning on page 77.
(3)	All-In Sustaining Costs and Depreciation and Amortization include expense for other regional projects.

2016 compared to 2015

Ahafo, Ghana. Gold production increased 5% due to higher throughput as a result of higher mill utilization and slightly higher mill recovery rates, partially offset by lower ore grade milled.  Costs applicable to sales per ounce increased 44% primarily due to higher stockpile inventory adjustments as a result of lower grades on stockpiles, partially offset by higher ounces sold and lower oil prices.  Depreciation and amortization per ounce increased 68% primarily due to higher stockpile inventory adjustments as a result of lower grades on stockpiles. All-in sustaining costs per ounce sold increased 29% due to higher costs applicable to sales per ounce, partially offset by lower sustaining capital spend.

Akyem, Ghana. Gold production decreased 1% due to lower ore grade milled and a build-up of in-circuit inventory, partially offset by higher throughput and higher mill recovery rates.  Costs applicable to sales per ounce increased 11% primarily due to a drawdown of ore stockpile inventory and higher milling costs, partially offset by lower oil prices.  Depreciation and amortization per ounce increased 33% due to higher amortization rates as a result of higher ounces mined and increased equipment purchase. All-in sustaining costs per ounce increased 2% due to higher costs applicable to sales per ounce, partially offset by lower sustaining capital spend.

2015 compared to 2014

Ahafo, Ghana. Gold production decreased 25% primarily due to lower ore grade milled, lower throughput as a result of load shedding requirements related to the power shortage in Ghana and lower mill recovery from changes in ore blend, partially offset by a reduction of in-circuit inventory. Costs applicable to sales per ounce increased 10% primarily due to lower ounces sold, partially offset by lower oil prices. Depreciation and amortization per ounce increased 18% due to lower ounces sold, partially offset by lower amortization rates. All-in sustaining costs per ounce increased 5% due to higher costs applicable to sales per ounce, partially offset by lower sustaining capital spend.

Akyem, Ghana. Gold production was in line with prior year mainly due to higher ore grade milled and a reduction of in-circuit inventory, offset by lower throughput as a result of load shedding requirements related to the power shortage in Ghana. Costs applicable to sales per ounce increased 18% due to higher mining and site support costs, partially offset by lower oil prices and milling costs. Depreciation and amortization per ounce increased 11% due to higher amortization rates. All-in sustaining costs per ounce increased 35% due to higher costs applicable to sales per ounce and higher sustaining capital spend.

Discontinued Operations

	Gold or Copper Produced
	2016	2015	2014

GOLD	(ounces in thousands)
Batu Hijau	701	676	76
Attributable to Newmont (48.5%)	340	328	37

COPPER	(pounds in millions)
Batu Hijau	413	494	156
Attributable to Newmont (48.5%)	200	240	76

COPPER	(tonnes in thousands)
Batu Hijau	187	224	71
Attributable to Newmont (48.5%)	91	109	34

For additional information regarding our discontinued operation, see Note 3 to our Consolidated Financial Statements.

Foreign Currency Exchange Rates

Foreign currency exchange rates can increase or decrease profit margins and Costs applicable to sales to the extent costs are paid in foreign currencies. Such fluctuations have not had a material impact on our revenue since gold and copper are sold throughout the world principally in U.S. dollars. Despite selling gold in London, we have no exposure to the euro or the British pound.

Our foreign operations sell their gold and copper production based on U.S. dollar metal prices. Approximately 33%,  37% and 38% of our Costs applicable to sales were paid in currencies other than the U.S. dollar in 2016,  2015 and 2014, respectively, of which approximately 29% was denominated in the Australian dollar in the current year. Variations in the local currency exchange rates in relation to the U.S. dollar at our foreign mining operations decreased Costs applicable to sales by $2 per ounce, net of hedging losses, in 2016 compared to 2015, of which Australia accounted for approximately $1 of the total decrease. Variations in the local currency exchange rates in relation to the U.S. dollar at our foreign mining operations decreased Costs applicable to sales by $37 per ounce, net of hedging, in 2015 from 2014.

We hedge a portion of our forecasted Australian dollar denominated operating expenditures. At December 31, 2016, we have hedged 8% and 4%, of our forecasted Australian denominated operating costs in 2017 and 2018, respectively, at an average rate of 0.93 and 0.92, respectively.

Liquidity and Capital Resources

Liquidity Overview

During 2016, our cash and cash equivalents increased from $2,363 to $2,756. The net cash inflow of $393 primarily resulted from operating cash flows from continuing operations of $1,917 in addition to proceeds received from the sale of our economic interest in PTNNT of $920 and from the sale of our investment in Regis of $184. These inflows were partially offset by $1,312 of debt repayments, $1,133 for additions to property, plant and mine development, $146 for dividends paid to noncontrolling interests at Yanacocha and $67 for dividends paid to common stockholders.

During 2015,  our cash and cash equivalents increased from $2,231 to $2,363. The net cash inflow of $132 primarily resulted from operating cash flows from continuing operations of $1,588 in addition to net proceeds received from a common stock issuance of $675 and proceeds received from the sales of the Waihi mine of $77 and our ownership interest in EGR of $70. These inflows were partially offset by $1,311 for additions to property, plant and mine development, $819 for the acquisition of CC&V, $229 of debt repayments and $52 for dividends paid to common stockholders.

During 2014,  our cash and cash equivalents increased from $1,312 to $2,231. The net cash inflow of $919 primarily resulted from operating cash flows from continuing operations of $1,423 in addition to proceeds from debt of $599, proceeds received from the sale of our ownership interest in La Herradura of $450, from the sale of noncontrolling interests in Merian of $108 and TMAC of $71, from the sale of the Jundee mine of $94 and from the sale of the Midas mine of $57. These inflows were partially offset by $1,040 for additions to property, plant and mine development, $686 of debt repayments and $114 for dividends paid to common stockholders.

Our Statements of Consolidated Cash Flows are summarized as follows:

	Years Ended December 31,
	2016	2015	2014
Net cash provided by operating activities of continuing operations	$1,917	$1,588	$1,423
Net cash provided by operating activities of discontinued operations	869	557	15
Net cash provided by operating activities	$2,786	$2,145	$1,438

Net cash used in investing activities of continuing operations	$(34)	$(1,951)	$(437)
Net cash used in investing activities of discontinued operations	(46)	(90)	(70)
Net cash used in investing activities	$(80)	$(2,041)	$(507)

Net cash provided by (used in) financing activities of continuing operations	$(1,480)	$529	$(37)
Net cash provided by (used in) financing activities of discontinued operations	(321)	(233)	(28)
Net cash provided by (used in) financing activities	$(1,801)	$296	$(65)

Operating Activities

Net cash provided by continuing operating activities was $1,917 in 2016, an increase of $329 from 2015 primarily due to higher average realized gold prices resulting in higher sales, partially offset by unfavorable movements in working capital, slightly higher operating costs and lower average realized copper prices. Net cash provided by continuing operating activities was $1,588 in 2015, an increase of $165 from 2014 primarily due to higher consolidated gold ounces sold, higher consolidated copper tonnes sold, a decrease in direct operating costs and an improvement in working capital, partially offset by lower average realized gold and copper prices.

Investing Activities

Net cash used in investing activities of continuing operations was $34 in 2016 compared to $1,951 and $437 in 2015 and 2014, respectively, for the reasons explained below.

Additions to property, plant and mine development were $1,133,  $1,311 and $1,040, during 2016,  2015 and 2014, respectively, as follows:

	Years Ended December 31,
	2016	2015	2014
North America:
Carlin	$173	$270	$251
Phoenix	22	25	32
Twin Creeks	37	48	112
Long Canyon (1)	119	128	20
CC&V (2)	59	66	—
La Herradura (3)	—	—	23
Other North America	9	8	3
	419	545	441
South America:
Yanacocha	83	100	83
Merian (4)	221	356	82
Other South America	—	—	37
	304	456	202
Asia Pacific:
Boddington	65	58	87
Tanami	145	98	90
Jundee (5)	—	—	15
Waihi (6)	—	12	20
Kalgoorlie	20	21	33
Other Asia Pacific	4	5	6
	234	194	251
Africa:
Ahafo	87	92	104
Akyem	22	45	26
	109	137	130
Corporate and Other	11	38	15
Accrual basis	1,077	1,370	1,039
Decrease (increase) in accrued capital expenditures and other non-cash adjustments	56	(59)	1
Cash basis	$1,133	$1,311	$1,040

(1)	Commercial production at Long Canyon was achieved in November 2016.
(2)	On August 3, 2015, the Company acquired the CC&V gold mining business.
(3)	On October 6, 2014, the Company sold its 44% interest in La Herradura.
(4)	Commercial production at Merian was achieved in October 2016.
(5)	On July 1, 2014, the Company sold the Jundee mine.
(6)	On October 29, 2015, the Company sold the Waihi mine.

Development capital expenditures in North America during 2016 primarily related to the Long Canyon project, which reached commercial production in November 2016 and the mine life extension project at CC&V, which reached commercial production in the third quarter. Development capital expenditures in South America primarily related to the Merian project, which reached commercial production in October 2016. Development capital expenditures in Asia Pacific related to the Tanami Expansion project. Development capital expenditures in Africa primarily related to the Subika Underground and Ahafo Mill Expansion projects.

Development capital expenditures in North America during 2015 primarily related to the Turf Vent Shaft project and the Long Canyon project. Development capital expenditures in South America primarily related to the Merian project. Development capital expenditures in Asia Pacific related to the Tanami Expansion project. Development capital expenditures in Africa related to the Subika Underground project and the Ahafo Mill Expansion.

Development capital expenditures in North America during 2014 primarily related to the Turf Vent Shaft project and the Long Canyon project. Development capital expenditures in South America primarily related to the Merian project. Development capital expenditures in Asia Pacific related to the underground mine development for Correnso at Waihi. Development capital expenditures in Africa related to the Subika Underground project and the Ahafo Mill Expansion.

Refer to the discussion above regarding our global project pipeline for additional details.

Sustaining capital expenditures in North America during 2016 primarily related to surface and underground mine development, tailings facility construction and capitalized component purchases. Sustaining capital expenditures in South America primarily related to the construction of water treatment facilities, a tailings facility expansion, capitalized component purchases and infrastructure improvements. Sustaining capital expenditures in Asia Pacific primarily related to equipment and capitalized component purchases, underground mine development and tailings and support facility construction in Australia. Sustaining capital expenditures in Africa were primarily related to water treatment plant construction, a tailings facility expansion, purchase of mining equipment and capitalized component purchases.

Sustaining capital expenditures in North America during 2015 primarily related to surface and underground mine development, tailings facility construction and capitalized component purchases. Sustaining capital expenditures in South America primarily related to capitalized component purchases and infrastructure improvements. Sustaining capital expenditures in Asia Pacific primarily related to equipment, capitalized component purchases, underground mine development and tailings and support facility construction in Australia and New Zealand. Sustaining capital expenditures in Africa related to providing supplemental power capacity, a tailings facility expansion and capitalized component purchases. Sustaining capital expenditures in Corporate primarily related to TMAC, which was consolidated in the first half of 2015.

Sustaining capital expenditures in North America during 2014 primarily related to surface and underground mine development, tailings facility construction and capitalized component purchases. Sustaining capital expenditures in South America primarily related to capitalized component purchases and infrastructure improvements. Sustaining capital expenditures in Asia Pacific primarily related to equipment and capitalized component purchases, underground mine development and tailings and support facility construction in Australia and New Zealand. Sustaining capital expenditures in Africa related to a tailings facility expansion, social responsibility projects including a water storage facility expansion, Subika east waste dump expansion, purchase of mining equipment and capitalized component purchases. Sustaining capital expenditures in Corporate primarily related to TMAC, which was consolidated in 2014.

During 2016,  2015 and 2014,  $99,  $107 and $65, respectively, of drilling and related costs were capitalized and included in mine development costs. These capitalized costs included $35 at North America, $7 at South America, $52 at Asia Pacific and $5 at Africa in 2016;  $41 at North America, $7 at South America, $50 at Asia Pacific and $9 at Africa in 2015 and $31 at North America, $30 at Asia Pacific and $4 at Africa in 2014.

During 2016,  2015 and 2014,  $86,  $12 and $79, respectively, of pre-stripping costs were capitalized and included in mine development costs. Pre-stripping costs included the Goldstar pit at Carlin in North America and the Merian 2 pit at Merian in South America in 2016; West Central pit at Twin Creeks in North America in 2015; and Mega pit at Twin Creeks in North America and Marleny pits at Yanacocha in South America in 2014.

Acquisitions, net.  During 2016, we paid $6 in contingent payments in accordance with the 2009 Boddington acquisition agreement. During 2015, we purchased the CC&V gold mining business in Colorado from AngloGold Ashanti Limited for $819 ($821 consideration, net of $2 cash acquired) and we purchased $4 in mineral interests. During 2014, we purchased the remaining 20% noncontrolling interest in Merian. Subsequent to this purchase, we sold a 25% noncontrolling interest in Merian to the government of Suriname which was reported as financing activities.

Sales of investments and Purchases of investments. During 2016, we received $195 of which, $184 was from the sale of Regis, $8 was from the redemption of the Company’s auction rate securities, and $3 from the sale of various other investments. During 2015, we received proceeds of $29 primarily from the sale of a Certificate of Deposit for $25. During 2014, we purchased investments of $26 and we received proceeds of $25 primarily from the sale of Paladin Energy Ltd. securities.

Proceeds from sale of other assets. During 2016, we received $9 from the settlement of various royalties on mineral interests. During 2015, we received $203 of which, $77 was from the sale of Waihi ($102 cash proceeds, net of $25 cash transferred), $70 was from the sale of EGR ($119 cash proceeds, net of $49 cash transferred), $38 from the sale of Hemlo mineral rights in Ontario, Canada, $12 from the sale of the Valmy property in Nevada and $6 from the sale of Relief Canyon in Nevada. During 2014, we received $661 of which, $450 was from the sale of La Herradura in Mexico, $94 from the sale of Jundee, $57 from the sale of Midas, $40 from the sale of equipment at Conga and $15 from the sale of McCoy Cove.

Proceeds from sale of Batu Hijau. During 2016, we received $920 from the sale of our economic interest in PTNNT.

Financing Activities

Net cash provided by (used in) financing activities of continuing operations was $(1,480) in 2016, compared to $529 and $(37) in 2015 and 2014, respectively, for the reasons explained below.

Proceeds from debt, net and Repayment of debt. During 2016, we used $1,312 for debt repayments, of which $1,033 related to reductions of Senior Notes, $275 related to the payoff of the Term Loan and $4 related to capital lease payments. During 2015, we repaid $229, of which $200 was for the 2019 term loan facility and $25 was for debt in Africa. During 2014, we received net proceeds from debt of $599, of which $575 was from the 2019 term loan facility. During 2014, we repaid $686, including $575 on our 2014 Convertible Senior Notes and $100 on the 2019 term loan facility.

Scheduled minimum debt repayments are $575 in 2017,  $nil in 2018,  $626 in 2019,  $nil in 2020,  $nil in 2021 and $3,466 thereafter. We generally expect to be able to fund maturities of debt from Net cash provided by operating activities,  current investments, existing cash balances and available credit facilities. Depending upon market conditions and strategic considerations, we may choose to refinance some maturing debt in the capital markets.

At December 31, 2016, December 31, 2015 and December 31, 2014, we were in compliance with all debt covenants and provisions related to potential defaults.

Proceeds from stock issuance, net. During 2015, we received $675 in net proceeds from a common stock issuance. Proceeds from the common stock sale, supplemented with cash from our balance sheet, were used for the acquisition of CC&V.

Sale of noncontrolling interests. During 2015 we received $37 of which $34 related to TMAC’s private placement to raise funds and $3 was for the remaining payment from the government of Suriname for the 25% noncontrolling interest in Merian. During 2014 we received $179, of which $108 was from the government of Suriname for a 25% noncontrolling interest in Merian and $71 was related to TMAC’s private placements to raise funds.

Funding from noncontrolling interests, net. We received $63, which includes net distributions made by Merian to Staatsolie of $3, and $109 in funding during 2016 and 2015, respectively, for the development of Merian from Staatsolie.

Dividends paid to noncontrolling interests. During 2016, Yanacocha paid dividends to noncontrolling interests of $146.

Dividends paid to common stockholders. We paid annual dividends of $0.125,  $0.100 and $0.225 per common share during 2016,  2015 and 2014,  respectively. On February 16, 2017, we declared a regular quarterly dividend of $0.050 per share, payable March 23, 2017 to holders of record at the close of business on March 9, 2017. Total dividends paid to common stockholders were $67,  $52 and $114 in 2016,  2015 and 2014, respectively.

Discontinued Operations

Net cash provided by operating activities of discontinued operations was $869 in 2016, compared to $557 and $15 in 2015 and 2014, respectively. Of these amounts, $880,  $569 and $28, respectively, related to the operating activities at Batu Hijau and $11,  $12 and $13, respectively, related to payments on the Holt property royalty.

Net cash used in investing activities of discontinued operations was $46 in 2016, compared to $90 and $70 in 2015 and 2014, respectively, and related entirely to Additions to property, plant and mine development at Batu Hijau.

Net cash used in financing activities of discontinued operations was $321 in 2016, compared to $233 and $28 in 2015 and 2014, respectively. During 2016, we repaid $330 extinguishing the PTNNT revolving credit facility. This was partially offset by decreases in restricted cash at Batu Hijau of $10. During 2015, we repaid $225 to reduce the PTNNT revolving credit facility and increased our restricted cash balance at Batu Hijau by $8. During 2014, we increased our restricted cash balance at Batu Hijau by $30 and received proceeds from debt of $2.

Corporate Revolving Credit Facilities

In May 2011, we entered into a $2,500 revolving credit facility, which was increased to $3,000 in May 2012. The facility is with a syndicate of commercial banks, provides for borrowings in U.S. dollars and contains a letter of credit sub-facility. Facility fees vary based on the credit ratings of our senior, uncollateralized, non-current debt. Borrowings under the facility bear interest at a market based rate plus a margin determined by our credit rating. During 2015, the credit facility was extended to March 3, 2020. Fees and other debt issuance costs related to the extension of the facility were recorded as a reduction to the carrying value of debt and will be amortized over the term of the facility. At December 31, 2016, we had no borrowings outstanding under the facility. There was $80 and $87 outstanding on the sub-facility letters of credit at December 31, 2016 and 2015, respectively.

In September 2013, we entered into a Letter of Credit Facility Agreement (“LC Agreement”) with BNP Paribas, New York Branch. The LC Agreement established a $175 letter of credit facility for a three year period to support reclamation obligations. In 2016, this agreement was extended for an additional three year period to September 30, 2019. The LC Agreement had a balance of $172 and $153 at December 31, 2016 and 2015, respectively.

Debt Covenants

Our senior notes and revolving credit facilities contain various covenants and default provisions including payment defaults, limitation on liens, leases, sales and leaseback agreements and merger restrictions.

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

At December 31, 2016 and 2015, we were in compliance with all debt covenants and provisions related to potential defaults.

Shelf Registration Statement

In September 2015, we filed with the Securities and Exchange Commission (the “SEC”) a shelf registration statement on Form S-3 which enables us to issue an indeterminate number or amount of common stock, preferred stock, debt securities, guarantees of debt securities and warrants from time to time at indeterminate prices. It also included the resale of an indeterminate amount of common stock, preferred stock and debt securities from time to time upon exercise of warrants or conversion of convertible securities.

Contractual Obligations

Our contractual obligations at December 31, 2016 are summarized as follows:

	Payments Due by Period
		Less than			More than
Contractual Obligations	Total	1 Year	1-3 Years	4-5 Years	5 Years
Debt (1)	$8,052	$785	$1,202	$1,311	$4,754
Capital lease obligations (2)	17	6	8	2	1
Remediation and reclamation liabilities (3)	3,612	65	274	213	3,060
Employee-related benefits (4)	888	104	185	140	459
Uncertain income tax liabilities and interest (5)	50	—	—	—	50
Operating leases	39	12	21	3	3
Minimum royalty payments (6)	193	30	94	69	—
Purchase obligations (7)	997	237	406	187	167
Other (8)	348	71	90	36	151
	$14,196	$1,310	$2,280	$1,961	$8,645

(1)	Amounts represent principal of $4,667 and estimated interest payments of $3,385, assuming no early extinguishment.
(2)	Amounts represent principal of $16 and estimated interest payments of $1.
(3)

Mining operations are subject to extensive environmental regulations in the jurisdictions in which they operate. Pursuant to environmental regulations, we are required to close our operations and reclaim and remediate the lands that operations have disturbed. The estimated undiscounted cash outflows of these Reclamation and remediation liabilities are reflected here. For more information regarding reclamation and remediation liabilities, see Note 6 to the Consolidated Financial Statements.

(4)

Contractual obligations for Employee-related benefits include severance, workers’ participation, pension and other benefit plans. Pension plan benefit payments beyond 2025 cannot be reasonably estimated given variable market conditions and actuarial assumptions and are not included.

(5)

We are unable to reasonably estimate the timing of our uncertain income tax liabilities and interest payments beyond 2016 due to uncertainties in the timing of the effective settlement of tax positions.

(6)	Minimum royalty payments are presented net of recoverable amounts.
(7)

Purchase obligations are not recorded in the Consolidated Financial Statements. Purchase obligations represent contractual obligations for purchase of power, materials and supplies, consumables, inventories and capital projects.

(8)	Other includes the accrued Holt royalty of $187 and other obligations which are not reflected in our Consolidated Financial Statements.

Off-Balance Sheet Arrangements

We have the following off-balance sheet arrangements: operating leases (as discussed in Note 27 to the Consolidated Financial Statements) and $2,227 of outstanding surety bonds, bank letters of credit and bank guarantees (see Note 29 to the Consolidated Financial Statements). At December 31, 2016,  $80 of the $3,000 corporate revolving credit facility was used to secure the issuance of letters of credit, primarily supporting reclamation obligations.

We also have sales agreements or non-binding commitments to sell copper and gold concentrates at market prices as follows (in thousands of tons):

	2017	2018	2019	2020	2021	Thereafter
Boddington	217	206	99	77	—	––
Phoenix	49	55	55	47	45	141
	266	261	154	124	45	141

Other Liquidity Matters

At December 31, 2016, the Company had $2,756 in cash and cash equivalents, of which $1,044 was held in foreign subsidiaries and is primarily held in U.S. dollar denominated accounts with the remainder in foreign currencies readily convertible to U.S. dollars. At December 31, 2016, $346 of the consolidated cash and cash equivalents was attributable to noncontrolling interests primarily related to our Yanacocha and Merian operations which is being held to fund those operations and development projects. At December 31, 2016,  $982 in consolidated cash and cash equivalents ($653 attributable to Newmont) was held at certain foreign subsidiaries that, if repatriated, may be subject to withholding taxes. The repatriation of this cash and the applicable withholding taxes would generate foreign tax credits in the U.S. As a result, we expect that there would be no additional tax burden upon repatriation after considering the cash cost associated with the withholding taxes.

We believe that our liquidity and capital resources from U.S. operations and flow-through foreign subsidiaries are adequate to fund our U.S. operations and corporate activities.

Environmental

Our mining and exploration activities are subject to various federal and state laws and regulations governing the protection of the environment. We have made, and expect to make in the future, expenditures to comply with such laws and regulations, but cannot predict the full amount of such future expenditures. At December 31, 2016 and 2015,  $1,792 and $1,300, respectively, were accrued for reclamation costs relating to currently or recently producing or development stage mineral properties, of which $28 and $29, respectively, were classified as current liabilities.

In addition, we are involved in several matters concerning environmental obligations associated with former mining activities. Based upon our best estimate of our liability for these matters, $298 and $318 were accrued for such obligations at December 31, 2016 and 2015, respectively. We spent $30,  $41 and $43 during 2016,  2015, and 2014, respectively, for environmental obligations related to the former, primarily historic, mining activities and have classified $33 and $34 as a current liability at December 31, 2016 and 2015, respectively. Expenditures during 2016 relate primarily to the Midnite mine site and Dawn mill site in Washington State and the Con mine in Canada. Expenditures during 2015 relate primarily to the settlement payment with the State of California related to the Empire Star mine remediation and past costs, Midnite mine site and Dawn mill site and the Con Mine. Expenditures during 2014 relate primarily to the Midnite mine site and Dawn mill site, the Con mine and the Resurrection mine in Colorado.

During the year ended 2016,  2015, and 2014, capital expenditures were approximately $79,  $137, and $122, respectively, to comply with environmental regulations.

The Company is conducting a comprehensive study of the Yanacocha long-term mining and closure plans consistent with the requirement to submit an updated closure plan to Peruvian regulators every five years. The revised closure plan will be submitted to Peruvian regulators in the second half of 2017. The revised closure plan may require the Company to provide additional reclamation bonding for Yanacocha.

On December 7, 2016, the Company presented its current assessment of the Yanacocha closure plan to the Board of Directors after completing its review of preliminary changes to the Yanacocha closure plan based on revised long-term mining plans, the study work completed to date and in connection with the Company’s annual process to evaluate and update all asset retirement obligations. As a result, the Company recorded an increase to the reclamation obligation at Yanacocha of $425. This increase to the reclamation obligation resulted in an increase to the recorded asset retirement cost asset of $348 related to the producing portions of the mine and a non-cash charge to reclamation expense for the quarter ended December 31, 2016 of $77 related to operations no longer in production. The increase to the reclamation liability is primarily due to higher estimated long-term water management costs, heap leach earthworks and related support activities.

The Company determined that an impairment indicator existed as a result of the updated Yanacocha long-term mining and closure plans and the related increases in estimated future closure costs that resulted in the increase to the asset retirement cost asset. As such, Yanacocha’s long-lived assets were tested for recoverability and an assessment of impairment was performed, which resulted in a non-cash impairment charge of $970. See Note 7 to our Consolidated Financial Statements for further information regarding impairment of long-lived assets recorded for Yanacocha as of December 31, 2016.

For more information on the Company’s reclamation and remediation liabilities, see Notes 6 and 29 to the Consolidated Financial Statements.

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

Non-GAAP Financial Measures

Non-GAAP financial measures are intended to provide additional information only and do not have any standard meaning prescribed by U.S. generally accepted accounting principles (“GAAP”). These measures should not be considered in isolation or as a substitute for measures of performance prepared in accordance with GAAP. Unless otherwise noted, we present the Non-GAAP financial measures of our continuing operations in the tables below. For additional information regarding our discontinued operations, see Note 3 to the Consolidated Financial Statements.

Earnings before interest, taxes and depreciation and amortization and Adjusted earnings before interest, taxes and depreciation and amortization

Management uses Earnings before interest, taxes and depreciation and amortization (“EBITDA”) and EBITDA adjusted for non-core or certain items that have a disproportionate impact on our results for a particular period (“Adjusted EBITDA”) as non-GAAP measures to evaluate the Company’s operating performance. EBITDA and Adjusted EBITDA do not represent, and should not be considered an alternative to, net income (loss), operating income (loss), or cash flow from operations as those terms are defined by GAAP, and do not necessarily indicate whether cash flows will be sufficient to fund cash needs. Although Adjusted EBITDA and similar measures are frequently used as measures of operations and the ability to meet debt service requirements by other companies, our calculation of Adjusted EBITDA is not necessarily comparable to such other similarly titled captions of other companies. The Company believes that Adjusted EBITDA provides useful information to investors and others in understanding and evaluating our operating results in the same manner as our management and board of directors. Management’s determination of the components of Adjusted EBITDA are evaluated periodically and based, in part, on a review of non-GAAP financial measures used by mining industry analysts. Net income (loss) attributable to Newmont stockholders is reconciled to EBITDA and Adjusted EBITDA as follows:

	Years Ended December 31,
	2016	2015	2014
Net income (loss) attributable to Newmont stockholders	$(627)	$220	$508
Net income (loss) attributable to noncontrolling interests, net of tax
Continuing operations	(570)	(140)	(37)
Batu Hijau operations	274	224	(142)
	(296)	84	(179)
Loss (income) from discontinued operations, net of tax (1)
Holt property royalty obligation	50	(27)	40
Batu Hijau operations	(517)	(418)	244
Loss on sale of Batu Hijau	600	—	—
	133	(445)	284
Equity loss (income) of affiliates	13	45	4
Income and mining tax expense (benefit)	563	391	204
Depreciation and amortization	1,220	1,102	1,088
Interest expense, net	273	297	330
EBITDA	$1,279	$1,694	$2,239
Adjustments:
Impairment of investments (2)	$—	$115	$21
Impairment of long-lived assets (3)	977	56	26
Restructuring and other (4)	32	34	40
Acquisition costs (5)	10	19	—
Gain on deconsolidation of TMAC (6)	—	(76)	—
Reclamation charges (7)	88	145	15
Ghana Investment Agreement (8)	—	27	—
Loss on debt repayment (9)	55	—	—
La Quinua leach pad revision (10)	32	—	—
Loss (gain) on asset and investment sales (11)	(108)	(118)	(126)
Adjusted EBITDA	$2,365	$1,896	$2,215

(1)

Loss (income) from discontinued operations relates to (i) adjustments in our Holt property royalty, presented net of tax expense (benefit) of $19, $(11) and $18, respectively, (ii) Batu Hijau operations, presented net of tax expense (benefit) of $309,  $253 and $(71), respectively, and (iii) the loss on sale of Batu Hijau. For additional information regarding our discontinued operations, see Note 3 to our Consolidated Financial Statements.

(2)	Impairment of investments, included in Other income, net, represents other-than-temporary impairments on equity and cost method investments.
(3)

Impairment of long-lived assets, included in Impairment of long-lived assets, represents non-cash write-downs. The 2016 impairments include $970 related to long-lived assets in Yanacocha in the fourth quarter of 2016. See Note 7 to our Consolidated Financial Statements for further information.

(4)

Restructuring and other, included in Other expense, net, represents certain costs associated with severance and outsourcing costs and accrued legal costs in our Africa region during 2016, as well as system integration costs related to our acquisition of CC&V.

(5)

Acquisition costs, included in Other expense, net, represents adjustments in 2016 to the contingent consideration liability from the acquisition of Boddington and costs associated with the acquisition of CC&V in 2015.

(6)	Gain on deconsolidation of TMAC, included in Other income, net, resulted from the deconsolidation of TMAC in the third quarter of 2015.
(7)

Reclamation charges, included in Reclamation and remediation,  primarily represent adjustments to reclamation liabilities associated with (i) the review of the Yanacocha long-term mining and closure plans during the fourth quarter of 2016, (ii) revisions to the remediation plan of the

Midnite mine during the fourth quarter of 2015 and (iii) a settlement with the State of California for the Empire Star mines remediation during the fourth quarter of 2014.
(8)

Ghana Investment Agreement, included in Other expense, net, represents a charge from the ratification of revised investment agreements by Ghana’s Parliament during the fourth quarter of 2015. For additional information regarding the Ghana Investment Agreement, see the discussion under the Africa Section of Item 2, Properties.

(9)

Loss on debt repayment, included in Other income, net, represents the impact of the debt tender offer on our 2019 Senior Notes and 2039 Senior Notes during the first quarter of 2016 and the debt tender offer on our 2022 Senior Notes during the fourth quarter of 2016.

(10)

La Quinua leach pad revision, included in Costs applicable to sales, represents a significant write-down of the estimated recoverable ounces at our Yanacocha operation during the third quarter of 2016.

(11)

Loss (gain) on asset and investment sales, included in Other income, net, primarily represents the sale of our holdings in Regis in the first quarter of 2016; income recorded in the third quarter of 2016 associated with contingent consideration from the sale of certain properties in our North America segment during 2015; land sales of Hemlo mineral rights in Canada and the Relief Canyon mine in Nevada during the first quarter of 2015; gains related to the sale of our holdings in EGR in the third quarter of 2015 and Waihi in the fourth quarter of 2015; and gains from the sale of Midas in the first quarter of 2014, the sale of Jundee and McCoy Cove in the third quarter of 2014 and the sale of La Herradura in the fourth quarter of 2014.

Adjusted net income (loss)

Management uses Adjusted net income (loss) to evaluate the Company’s operating performance and for planning and forecasting future business operations. The Company believes the use of Adjusted net income (loss) allows investors and analysts to understand the results of the continuing operations of the Company and its direct and indirect subsidiaries relating to the sale of products, by excluding certain items that have a disproportionate impact on our results for a particular period. The net income (loss) adjustments are generally presented net of tax at the Company’s statutory effective tax rate of 35% and net of our partners’ noncontrolling interests when applicable. The impact of the adjustments through the Company’s valuation allowance is included in Tax adjustments. Valuation allowance is recorded for items such as foreign tax credits, alternative minimum tax credits, capital losses and disallowed foreign losses. Management’s determination of the components of Adjusted net income (loss) are evaluated periodically and based, in part, on a review of non-GAAP financial measures used by mining industry analysts. Net income (loss) attributable to Newmont stockholders is reconciled to Adjusted net income (loss) as follows:

	Years Ended December 31,
	2016	2015	2014
Net income (loss) attributable to Newmont stockholders	$(627)	$220	$508
Loss (income) attributable to Newmont stockholders from discontinued operations (1)
Holt property royalty obligation	50	(27)	40
Batu Hijau operations	(243)	(194)	102
Loss on sale of Batu Hijau	600	—	—
Net income (loss) attributable to Newmont stockholders from continuing operations	(220)	(1)	650
Impairment of investments (2)	—	74	15
Impairment of long-lived assets (3)	336	22	11
Restructuring and other (4)	18	17	21
Acquisition costs (5)	6	12	—
Loss (gain) on asset and investment sales (6)	(107)	(69)	(54)
Gain on deconsolidation of TMAC (7)	—	(49)	—
Reclamation charges (8)	33	94	10
Ghana Investment Agreement (9)	—	18	—
Loss on debt repayment (10)	36	—	—
La Quinua leach pad revision (11)	17	—	—
Tax adjustments (12)	500	209	(66)
Adjusted net income (loss)	$619	$327	$587

	Years Ended December 31,
	2016	2015	2014
Net income (loss) per share, basic	$(1.18)	$0.43	$1.02
Loss (income) attributable to Newmont stockholders from discontinued operations, net of taxes
Holt property royalty obligation	0.09	(0.05)	0.08
Batu Hijau operations	(0.45)	(0.38)	0.20
Loss on sale of Batu Hijau	1.13	—	—
Net income (loss) attributable to Newmont stockholders from continuing operations	(0.41)	—	1.30
Impairment of investments, net of taxes	—	0.14	0.03
Impairment of long-lived assets, net of taxes	0.63	0.04	0.02
Restructuring and other, net of taxes	0.03	0.03	0.04
Acquisition costs, net of taxes	0.01	0.02	—
Loss (gain) on asset and investment sales, net of taxes	(0.20)	(0.13)	(0.11)
Gain on deconsolidation of TMAC, net of taxes	—	(0.09)	—
Reclamation charges, net of taxes	0.06	0.18	0.02
Ghana Investment Agreement, net of taxes	—	0.03	—
Loss on debt repayment, net of taxes	0.07	—	—
La Quinua leach pad revision, net of taxes	0.03	—	—
Tax adjustments	0.95	0.41	(0.12)
Adjusted net income (loss) per share, basic	$1.17	$0.63	$1.18

Net income (loss) per share, diluted	$(1.18)	$0.43	$1.02
Loss (income) attributable to Newmont stockholders from discontinued operations, net of taxes
Holt property royalty obligation	0.09	(0.05)	0.08
Batu Hijau operations	(0.45)	(0.38)	0.20
Loss on sale of Batu Hijau	1.13	—	—
Net income (loss) attributable to Newmont stockholders from continuing operations	(0.41)	—	1.30
Impairment of investments, net of taxes	—	0.14	0.03
Impairment of long-lived assets, net of taxes	0.63	0.04	0.02
Restructuring and other, net of taxes	0.03	0.03	0.04
Acquisition costs, net of taxes	0.01	0.02	—
Loss (gain) on asset and investment sales, net of taxes	(0.20)	(0.13)	(0.11)
Gain on deconsolidation of TMAC, net of taxes	—	(0.09)	—
Reclamation charges, net of taxes	0.06	0.18	0.02
Ghana Investment Agreement, net of taxes	—	0.03	—
Loss on debt repayment, net of taxes	0.07	—	—
La Quinua leach pad revision, net of taxes	0.03	—	—
Tax adjustments	0.94	0.41	(0.12)
Adjusted net income (loss) per share, diluted	$1.16	$0.63	$1.18

Weighted average common shares (millions):
Basic	530	516	499
Diluted	532	516	499

(1)

Loss (income) from discontinued operations relates to (i) adjustments in our Holt property royalty, presented net of tax expense (benefit) of $(19),  $11 and $(18), respectively, (ii) Batu Hijau operations, presented net of tax expense (benefit) of $309,  $253 and $(71), respectively, and amounts attributed to noncontrolling interest income (expense) of $(274),  $(224) and $142, respectively, and (iii) the loss on sale of Batu Hijau.  For additional information regarding our discontinued operations, see Note 3 to our Consolidated Financial Statements.

(2)

Impairment of investments, included in Other income, net, represents other-than-temporary impairments on equity and cost method investments. Amounts are presented net of tax expense (benefit) of $-,  $(41) and $(6), respectively.

(3)

Impairment of long-lived assets, included in Impairment of long-lived assets, represents non-cash write-downs. The 2016 impairments include $970 related to long-lived assets in Yanacocha in the fourth quarter of 2016. Amounts are presented net of tax expense (benefit) of $(180),  $(20) and $(6), respectively, and amounts attributed to noncontrolling interest income (expense) of $(461),  $(14) and $(9), respectively. See Note 7 to our Consolidated Financial Statements for further information.

(4)

Restructuring and other, included in Other expense, net, represents certain costs associated with severance and outsourcing costs and accrued legal costs in our Africa region during 2016, as well as system integration costs related to our acquisition of CC&V. Amounts are presented net of tax expense (benefit) of $(9),  $(12) and $(13), respectively and amounts attributed to noncontrolling interest income (expense) of $(5),  $(5) and $(6), respectively.

(5)	Acquisition costs, included in Other expense, net, represents adjustments in 2016 to the contingent consideration liability from the acquisition of

Boddington and costs associated with the acquisition of CC&V in 2015. Amounts are presented net of tax expense (benefit) of $(4), $(7) and $-, respectively.
(6)

Loss (gain) on asset and investment sales, included in Other income, net, primarily represents the sale of our holdings in Regis in the first quarter of 2016; income recorded in the third quarter of 2016 associated with contingent consideration from the sale of  certain properties in our North America segment during 2015; land sales of Hemlo mineral rights in Canada and the Relief Canyon mine in Nevada during the first quarter of 2015; gains related to the sale of our holdings in EGR in the third quarter of 2015 and Waihi in the fourth quarter of 2015; and gains from the sale of Midas in the first quarter of 2014, the sale of Jundee and McCoy Cove in the third quarter of 2014 and the sale of La Herradura in the fourth quarter of 2014. Amounts are presented net of tax expense (benefit) of $1,  $49 and $72, respectively.

(7)

Gain on deconsolidation of TMAC, included in Other income, net, resulted from the deconsolidation of TMAC in the third quarter of 2015. Amounts are presented net of tax expense (benefit) of $-,  $27, and $-, respectively.

(8)

Reclamation charges, included in Reclamation and remediation, primarily represent adjustments to reclamation liabilities associated with (i) the review of the Yanacocha long-term mining and closure plans during the fourth quarter of 2016, (ii) revisions to the remediation plan of the Midnite mine during the fourth quarter of 2015 and (iii) a settlement with the State of California for the Empire Star mines remediation during the fourth quarter of 2014. Amounts are presented net of tax expense (benefit) of $(18),  $(51) and $(5), respectively, and amounts attributed to noncontrolling interest income (expense) of $(37),  $- and $-, respectively.

(9)

Ghana Investment Agreement, included in Other expense, net, represents a charge from the ratification of revised investment agreements by Ghana’s Parliament during the fourth quarter of 2015. For additional information regarding the Ghana Investment Agreement, see the discussion under the Africa Section of Item 2, Properties. Amounts are presented net of tax expense (benefit) of $-,  $(9) and $-, respectively.

(10)

Loss on debt repayment, included in Other income, net, represents the impact of the debt tender offer on our 2019 Senior Notes and 2039 Senior Notes during the first quarter of 2016 and the debt tender offer on our 2022 Senior Notes during the fourth quarter of 2016. Amounts are presented net of tax expense of $(19), $- and $-, respectively.

(11)

La Quinua leach pad revision, included in Costs applicable to sales and Depreciation and amortization, represents a significant write-down of the estimated recoverable ounces at our Yanacocha operation during the third quarter of 2016. Amounts are presented net of tax expense (benefit) of $(9), $-, and $-, respectively, and amounts attributed to noncontrolling interest income (expense) of $(25), $-, and $-, respectively.

(12)

Tax adjustments include movements in tax valuation allowance and tax adjustments. These tax adjustments were primarily the result of a tax restructuring and a loss carryback which resulted in an increase in the Company’s valuation allowance on credits and capital losses. In addition, an impairment at Yanacocha in the fourth quarter of 2016 resulted in a valuation allowance on the U.S. tax asset related to this investment.

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

The following table sets forth a reconciliation of Free Cash Flow, a non-GAAP financial measure, to Net cash provided by operating activities, which the Company believes to be the GAAP financial measure most directly comparable to Free Cash Flow, as well as information regarding Net cash used in investing activities and Net cash provided by (used in) financing activities.

	Years Ended December 31,
	2016	2015	2014
Net cash provided by operating activities	$2,786	$2,145	$1,438
Less: Net cash provided by operating activities of discontinued operations	(869)	(557)	(15)
Net cash provided by operating activities of continuing operations	1,917	1,588	1,423
Less: Additions to property, plant and mine development	(1,133)	(1,311)	(1,040)
Free Cash Flow	$784	$277	$383

Net cash used in investing activities (1)	$(80)	$(2,041)	$(507)
Net cash provided by (used in) financing activities	$(1,801)	$296	$(65)

(1)	Net cash used in investing activities includes Additions to property, plant and mine development, which is included in the Company’s computation of Free Cash Flow.

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

The following tables reconcile these non-GAAP measures to the most directly comparable GAAP measures.

	Gold (1)			Copper (2)
	Years Ended December 31,			Years Ended December 31,
	2016	2015	2014	2016	2015	2014
Costs applicable to sales	$3,547	$3,347	$3,652	$225	$231	$267
Gold/Copper sold (thousand ounces/million pounds)	5,199	5,052	5,168	116	129	112
Costs applicable to sales per ounce/pound	$682	$663	$707	$1.95	$1.80	$2.38

(1)	Includes by-product credits of $44, $40 and $67 in 2016, 2015 and 2014, respectively.
(2)	Includes by-product credits of $6, $5 and $11 in 2016, 2015 and 2014, respectively.

All-In Sustaining Costs

Newmont has worked to develop a metric that expands on GAAP measures, such as cost of goods sold, and non-GAAP measures, such as Costs applicable to sales per ounce, to provide visibility into the economics of our mining operations related to expenditures, operating performance and the ability to generate cash flow from our continuing operations.

Current GAAP-measures used in the mining industry, such as cost of goods sold, do not capture all of the expenditures incurred to discover, develop and sustain production. Therefore, we believe that all-in sustaining costs is a non-GAAP measure that provides additional information to management, investors and analysts that aid in the understanding of the economics of our operations and performance compared to other producers and in the investor’s visibility by better defining the total costs associated with production.

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

The following disclosure provides information regarding the adjustments made in determining the all-in sustaining costs measure:

Costs Applicable to Sales - Includes all direct and indirect costs related to current production incurred to execute the current mine plan. We exclude certain exceptional or unusual amounts from Costs applicable to sales (“CAS”), such as significant revisions to recovery amounts. CAS includes by-product credits from certain metals obtained during the process of extracting and processing the primary ore-body. CAS is accounted for on an accrual basis and excludes Depreciation and amortization and Reclamation and remediation, which is consistent with our presentation of CAS on the Statements of Consolidated Operations. In determining AISC, only the CAS associated with producing and selling an ounce of gold or a pound of copper is included in the measure. Therefore, the amount of gold CAS included in AISC is derived from the CAS presented in the Company’s Statements of Consolidated Operations less the amount of CAS attributable to the production of copper at our Phoenix and Boddington mines. The copper CAS at those mine sites is disclosed in Note 5 to the Consolidated Financial Statements. The allocation of CAS between gold and copper at the Phoenix and Boddington mines is based upon the relative sales value of copper and gold produced during the period.

Reclamation Costs - Includes accretion expense related to Asset Retirement Obligation (“ARO”) and the amortization of the related Asset Retirement Cost (“ARC”) for the Company’s operating properties. Accretion related to the ARO and the amortization of the ARC assets for reclamation does not reflect annual cash outflows but are calculated in accordance with GAAP. The accretion and amortization reflect the periodic costs of reclamation associated with current production and are therefore included in the measure. The allocation of these costs to gold and copper is determined using the same allocation used in the allocation of CAS between gold and copper at the Phoenix and Boddington mines.

Advanced projects, research and development and Exploration - Includes incurred expenses related to projects that are designed to increase or enhance current production and exploration. We note that as current resources are depleted, exploration and advanced projects are necessary for us to replace the depleting reserves or enhance the recovery and processing of the current reserves. As this relates to sustaining our production, and is considered a continuing cost of a mining company, these costs are included in the AISC measure. These costs are derived from the Advanced projects, research and development and Exploration amounts presented in the Statements of Consolidated Operations less the amount attributable to the production of copper at our Phoenix and Boddington mines. The allocation of these costs to gold and copper is determined using the same allocation used in the allocation of CAS between gold and copper at the Phoenix and Boddington mines.

General and Administrative - Includes costs related to administrative tasks not directly related to current production, but rather related to support our corporate structure and fulfill our obligations to operate as a public company. Including these expenses in the AISC metric provides visibility of the impact that general and administrative activities have on current operations and profitability on a per ounce basis.

Other expense, net - Includes administrative costs to support current production. We exclude certain exceptional or unusual expenses from Other expense, net, such as restructuring, as these are not indicative to sustaining our current operations. Furthermore, this adjustment to Other expense, net is also consistent with the nature of the adjustments made to Net income (loss) attributable to Newmont stockholders as disclosed in the Company’s non-GAAP financial measure Adjusted net income (loss). The allocation of these costs to gold and copper is determined using the same allocation used in the allocation of CAS between gold and copper at the Phoenix and Boddington mines.

Treatment and Refining Costs - Includes costs paid to smelters for treatment and refining of our concentrates to produce the salable metal. These costs are presented net as a reduction of Sales on our Statements of Consolidated Operations.

Sustaining Capital - We determined sustaining capital as those capital expenditures that are necessary to maintain current production and execute the current mine plan. Capital expenditures to develop new operations, or related to projects at existing operations where these projects will enhance production or reserves, are considered development. We determined the classification of sustaining and development capital projects based on a systematic review of our project portfolio in light of the nature of each project. Sustaining capital costs are relevant to the AISC metric as these are needed to maintain the Company’s current operations and provide improved transparency related to our ability to finance these expenditures from current operations. The allocation of these costs to gold and copper is determined using the same allocation used in the allocation of CAS between gold and copper at the Phoenix and Boddington mines.

			Advanced
			Projects,
			Research and			Treatment				All-In
	Costs		Development	General	Other	and		All-In	Ounces	Sustaining
Years Ended	Applicable	Reclamation	and	and	Expense,	Refining	Sustaining	Sustaining	(000)/Pounds	Costs per
December 31, 2016	to Sales (1)(2)(3)	Costs (4)	Exploration	Administrative	Net (5)	Costs	Capital (6)	Costs	(millions) Sold	oz/lb
Gold
Carlin	$797	$5	$19	$5	$—	$—	$163	$989	944	$1,048
Phoenix	164	5	1	1	1	8	12	192	205	937
Twin Creeks	234	3	8	1	—	—	33	279	455	613
Long Canyon (7)	4	—	—	—	—	—	1	5	22	227
CC&V	216	4	11	2	—	—	10	243	391	621
Other North America	—	—	32	—	5	—	7	44	—	—
North America	1,415	17	71	9	6	8	226	1,752	2,017	869

Yanacocha	493	57	35	7	—	—	82	674	637	1,058
Merian (8)	34	—	3	—	—	—	—	37	99	374
Other South America	—	—	57	6	—	—	—	63	—	—
South America	527	57	95	13	—	—	82	774	736	1,052

Boddington	530	6	1	—	—	22	51	610	787	775
Tanami	238	3	13	—	—	—	85	339	459	739
Kalgoorlie	257	5	5	—	—	7	19	293	378	775
Other Asia Pacific	—	—	8	15	5	—	6	34	—	—
Asia Pacific	1,025	14	27	15	5	29	161	1,276	1,624	786

Ahafo	313	6	28	—	1	—	54	402	349	1,152
Akyem	235	8	8	—	1	—	24	276	473	584
Other Africa	—	—	2	5	—	—	—	7	—	—
Africa	548	14	38	5	2	—	78	685	822	833

Corporate and Other	—	—	51	190	3	—	10	254	—	—
Total Gold	$3,515	$102	$282	$232	$16	$37	$557	$4,741	5,199	$912

Copper
Phoenix	$99	$3	$—	$1	$—	$3	$9	$115	40	$2.88
Boddington	126	1	—	—	—	13	12	152	76	2.00
Total Copper	$225	$4	$—	$1	$—	$16	$21	$267	116	$2.30

Consolidated	$3,740	$106	$282	$233	$16	$53	$578	$5,008

(1)	Excludes Depreciation and amortization and Reclamation and remediation.
(2)	Includes by-product credits of $50.
(3)

Includes stockpile and leach pad inventory adjustments of $117 at Yanacocha, $77 at Carlin, $71 at Ahafo and  $18 at Twin Creeks.  Total stockpile and leach pad inventory adjustments at Yanacocha of $151 were adjusted above by $32 related to a significant write-down of recoverable ounces at the La Quinua Leach Pad in the third quarter of 2016.

(4)	Reclamation costs include operating accretion of $75 and amortization of asset retirement costs of $31.
(5)	Other expense, net is adjusted for restructuring and other costs of $32 and acquisition costs of $10.
(6)

Excludes development capital expenditures, capitalized interest, and the increase in accrued capital, totaling $555. The following are major development projects during the period: Merian, Long Canyon and the CC&V and Tanami expansions.

(7)	Advanced projects, research and development and Exploration incurred at Long Canyon prior to reaching commercial production in November 2016 of $20 is included in Other North America.
(8)	Advanced projects, research and development and Exploration incurred at Merian prior to reaching commercial production in October 2016 of $21 is included in Other South America.

			Advanced
			Projects,
			Research and			Treatment				All-In
	Costs		Development	General	Other	and		All-In	Ounces	Sustaining
Years Ended	Applicable	Reclamation	and	and	Expense,	Refining	Sustaining	Sustaining	(000)/Pounds	Costs per
December 31, 2015	to Sales (1)(2)(3)	Costs (4)	Exploration	Administrative	Net (5)	Costs	Capital (6)	Costs	(millions) Sold	oz/lb
Gold
Carlin	$790	$4	$16	$7	$—	$—	$188	$1,005	886	$1,134
Phoenix	163	4	2	2	1	8	15	195	199	980
Twin Creeks	246	4	8	2	2	—	47	309	473	653
CC&V (7)	44	2	3	—	—	—	7	56	82	683
Other North America (8)	—	—	30	—	3	—	8	41	—	—
North America	1,243	14	59	11	6	8	265	1,606	1,640	979

Yanacocha	564	97	37	15	3	—	97	813	924	880
Other South America (9)	—	—	58	4	2	—	—	64	—	—
South America	564	97	95	19	5	—	97	877	924	949

Boddington	570	9	2	—	—	24	47	652	816	799
Tanami	225	3	7	1	—	—	78	314	434	724
Waihi (10)	55	2	3	—	—	—	3	63	116	543
Kalgoorlie	272	5	3	1	—	5	21	307	318	965
Other Asia Pacific	—	—	5	17	14	—	6	42	—	—
Asia Pacific	1,122	19	20	19	14	29	155	1,378	1,684	818

Ahafo	206	7	24	1	1	—	57	296	332	892
Akyem	212	6	8	—	—	—	44	270	472	572
Other Africa	—	—	2	9	—	—	—	11	—	—
Africa	418	13	34	10	1	—	101	577	804	718

Corporate and Other	—	—	72	181	10	—	10	273	—	—
Total Gold	$3,347	$143	$280	$240	$36	$37	$628	$4,711	5,052	$933

Copper
Phoenix	$91	$3	$1	$1	$—	$3	$9	$108	47	$2.30
Boddington	140	2	1	—	—	15	11	169	82	2.06
Total Copper	$231	$5	$2	$1	$—	$18	$20	$277	129	$2.15

Consolidated	$3,578	$148	$282	$241	$36	$55	$648	$4,988

(1)	Excludes Depreciation and amortization and Reclamation and remediation.
(2)	Includes by-product credits of $45.
(3)	Includes stockpile and leach pad inventory adjustments of $116 at Carlin, $14 at Twin Creeks, $77 at Yanacocha and $19 at Boddington.
(4)	Reclamation costs include operating accretion of $74 and amortization of asset retirement costs of $74.
(5)	Other expense, net is adjusted for restructuring costs and other of $34, the Ghana Investment Agreement payment of $27 and acquisition costs of $19.
(6)

Excludes development capital expenditures, capitalized interest, and the decrease in accrued capital, totaling $663. The following are major development projects during the period: Turf Vent Shaft, Merian, Long Canyon and the CC&V expansion project.

(7)	The Company acquired the CC&V gold mining business on August 3, 2015.
(8)	Advanced projects, research and development and Exploration incurred at Long Canyon of $22 is included in Other North America.
(9)	Advanced projects, research and development and Exploration incurred at Merian of $12 were previously included in Corporate and Other is included in Other South America.
(10)	On October 29, 2015, the Company sold the Waihi mine.

			Advanced
			Projects,
			Research and			Treatment				All-In
	Costs		Development	General	Other	and		All-In	Ounces	Sustaining
Year Ended	Applicable	Reclamation	and	and	Expense,	Refining	Sustaining	Sustaining	(000)/Pounds	Costs per
December 31, 2014	to Sales (1)(2)(3)	Costs (4)	Exploration	Administrative	Net (5)	Costs	Capital (6)	Costs	(millions) Sold	oz/lb
Gold
Carlin	$795	$4	$22	$8	$—	$—	$141	$970	905	$1,072
Phoenix	160	3	4	2	1	9	17	196	222	883
Twin Creeks	207	2	5	2	1	—	111	328	400	820
La Herradura (7)	89	2	12	—	—	—	21	124	119	1,042
Other North America (8)	—	—	25	—	6	—	9	40	—	—
North America	1,251	11	68	12	8	9	299	1,658	1,646	1,007

Yanacocha	680	101	32	18	—	—	80	911	966	943
Other South America (9)	—	—	54	2	—	—	—	56	—	—
South America	680	101	86	20	—	—	80	967	966	1,001

Boddington	587	11	—	—	—	4	69	671	690	972
Tanami	253	4	10	—	—	—	91	358	345	1,038
Jundee (10)	86	5	1	—	1	—	15	108	140	771
Waihi	78	3	7	—	—	—	2	90	131	687
Kalgoorlie	285	4	5	—	—	4	32	330	327	1,009
Other Asia Pacific	—	—	5	13	11	—	6	35	—	—
Asia Pacific	1,289	27	28	13	12	8	215	1,592	1,633	975

Ahafo	253	8	27	1	1	—	92	382	450	849
Akyem	179	3	—	—	1	—	17	200	473	423
Other Africa	—	—	8	7	—	—	—	15	—	—
Africa	432	11	35	8	2	—	109	597	923	647

Corporate and Other	—	—	103	183	30	—	17	333	—	—
Total Gold	$3,652	$150	$320	$236	$52	$17	$720	$5,147	5,168	$996

Copper
Phoenix	$108	$1	$2	$1	$—	$5	$13	$130	46	$2.83
Boddington	159	2	—	—	—	25	18	204	66	3.09
Total Copper	$267	$3	$2	$1	$—	$30	$31	$334	112	$2.98

Consolidated	$3,919	$153	$322	$237	$52	$47	$751	$5,481

(1)	Excludes Depreciation and amortization and Reclamation and remediation.
(2)	Includes by-product credits of $78.
(3)	Includes stockpile and leach pad inventory adjustments of $127 at Carlin, $13 at Phoenix, $15 at Twin Creeks, $75 at Yanacocha, and $69 at Boddington.
(4)	Reclamation costs include operating accretion of $64 and amortization of asset retirement costs of $89.
(5)	Other expense, net is adjusted for restructuring and other costs of $40.
(6)

Excludes development capital expenditures, capitalized interest, and the decrease in accrued capital, totaling $289. The following are major development projects during the period: Turf Vent Shaft, Conga, Merian and Correnso.

(7)	On October 6, 2014, the Company sold its 44% interest in La Herradura.
(8)	Advanced projects, research and development and Exploration incurred at Long Canyon of $12 is included in Other North America.
(9)	Advanced projects, research and development and Exploration incurred at Merian of $13 were previously included in Corporate and Other is included in Other South America.
(10)	On July 1, 2014 the Company sold the Jundee mine.

Accounting Developments

For a discussion of Recently Adopted Accounting Pronouncements and Recently Issued Accounting Pronouncements, see Note 2 to the Consolidated Financial Statements.

Critical Accounting Policies

Listed below are the accounting policies that we believe are critical to our financial statements due to the degree of uncertainty regarding the estimates or assumptions involved and the magnitude of the asset, liability, revenue or expense being reported. Our discussion of financial condition and results of operations is based upon the information reported in our Consolidated Financial Statements. The preparation of these Consolidated Financial Statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires us to make assumptions and estimates that affect the reported amounts of assets, liabilities, revenues, and expenses, as well as the disclosure of contingent assets and liabilities as of the date of our financial statements. We base our assumptions and estimates on historical experience and various other sources that we believe to be reasonable under the circumstances. Actual results may differ from the estimates we calculate due to changes in circumstances, global economics and politics, and general business conditions. A summary of our significant accounting policies is detailed in Note 2 to the Consolidated Financial Statements. We have outlined below those policies identified as being critical to the understanding of our business and results of operations and that require the application of significant management judgment.

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

Major mine development costs incurred after the commencement of production are amortized using the UOP method based on estimated recoverable ounces to be produced from proven and probable reserves. To the extent that such costs benefit the entire ore body, they are amortized over the estimated recoverable ounces or pounds in proven and probable reserves of the entire ore body. Costs incurred to access specific ore blocks or areas that only provide benefit over the life of that block or area are amortized over the estimated recoverable ounces or pounds in proven and probable reserves of that specific ore block or area.

Capitalized asset retirement costs incurred are amortized according to how the related assets are being depreciated. Open pit and underground mining costs are amortized using the UOP method based on recoverable ounces by source. Other costs, including leaching facilities, tailing facilities, and mills and other infrastructure costs, are amortized using the straight-line method over the same estimated future lives of the associated assets.

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

Carrying Value of Stockpiles

Stockpiles represent ore that has been extracted from the mine and is available for further processing. Mine sequencing may result in mining material at a faster rate than can be processed. We generally process the highest ore grade material first to maximize metal production; however, a blend of gold ore stockpiles may be processed to balance hardness and/or metallurgy in order to maximize throughput and recovery. Processing of lower grade stockpiled ore may continue after mining operations are completed. Sulfide copper ores are subject to oxidation over time which can reduce expected future recoveries. Stockpiles are measured by estimating the number of tons added and removed from the stockpile, the number of contained ounces or pounds (based on assay data), and the estimated metallurgical recovery rates (based on the expected processing method). Stockpile ore tonnages are verified by periodic surveys. Costs are added to stockpiles based on current mining costs, including applicable overhead and depreciation and amortization relating to mining operations and removed at each stockpile’s average cost per recoverable unit as material is processed.

We record stockpiles at the lower of average cost or net realizable value, and carrying values are evaluated at least quarterly. Net realizable value represents the estimated future sales price based on short-term and long-term metals price assumptions that are applied to expected short-term (12 months or less) and long-term sales from stockpiles, less estimated costs to complete production and bring the product to sale. The primary factors that influence the need to record write-downs of stockpiles include declines in short-term or long-term metals prices, increases in costs for production inputs such as labor, fuel and energy, materials and supplies, as well as realized ore grades and recovery rates. We recorded write-downs to reduce the carrying value of stockpiles to net realizable value of $144, $70 and $154 in 2016,  2015 and 2014, respectively, as components of Cost applicable to sales and Depreciation and amortization.  The significant assumption in determining the stockpile net realizable value for each mine site at December 31, 2016 is a long-term gold price of $1,300 per ounce. A decrease of $100 per ounce in the long-term gold price assumption could result in a write-down to the carrying value of stockpiles of $150.

Other less significant assumptions include future operating and capital costs, metal recoveries, production levels, commodity prices, proven and probable reserve quantities, engineering data and other factors unique to each operation based on the life of mine plans, as well as a long-term copper price of $3.00 per pound and a U.S. to Australian dollar long-term exchange rate of $0.80. If short-term and long-term commodity prices decrease, estimated future processing costs increase, or other negative factors occur, it may be necessary to record a write-down of ore on stockpiles. A high degree of judgment is involved in determining such assumptions and estimates and no assurance can be given that actual results will not differ significantly from those estimates and assumptions.

The following is a summary of the carrying value of our stockpiles:

	At December 31,		At December 31,
	2016	2015	2016	2015
	($ in millions)		($ per ounce)
Gold
Carlin	$253	$230	$228	$196
Phoenix	31	36	458	502
Twin Creeks	328	329	223	228
CC&V	82	52	434	280
Yanacocha	147	195	456	388
Merian (1)	27	4	192	74
Boddington	312	316	299	324
Tanami	19	12	572	627
Kalgoorlie	113	109	93	95
Ahafo	386	456	376	392
Akyem	114	119	342	313
Total	$1,812	$1,858	$262	$265

	At December 31,		At December 31,
	2016	2015	2016	2015
	($ in millions)		($ per pound)
Copper
Phoenix	$5	$26	$1.05	$1.05
Boddington	82	74	0.65	0.71
Total	$87	$100	$0.57	$0.58

(1)	Commercial production at Merian was achieved in October 2016.

The following is a summary of the current carrying value and estimated future processing costs of our stockpiles:

	At December 31, 2016
	($ per ounce)
		Estimated	Total
	Current	Future	Estimated
	Carrying	Processing	Production
	Value	Costs	Costs
Gold
Carlin	$228	$889	$1,117
Phoenix	458	472	930
Twin Creeks	223	693	916
CC&V	434	648	1,082
Yanacocha	456	598	1,054
Merian (1)	192	574	766
Boddington	299	931	1,230
Tanami	572	204	776
Kalgoorlie	93	1,087	1,180
Ahafo	376	908	1,284
Akyem	342	857	1,199
Weighted Average	$262	$858	$1,120

	At December 31, 2016
	($ per pound)
		Estimated	Total
	Current	Future	Estimated
	Carrying	Processing	Production
	Value	Costs	Costs
Copper
Phoenix	$1.05	$1.08	$2.13
Boddington	0.65	2.04	2.69
Weighted Average	$0.57	$1.87	$2.44

(1)	Commercial production at Merian was achieved in October 2016.

Carrying Value of Ore on Leach Pads

Ore on leach pads represent ore that has been mined and placed on leach pads where a solution is applied to the surface of the heap to dissolve the gold or copper. Costs are added to ore on leach pads based on current mining costs, including applicable depreciation and amortization relating to mining operations. Costs are removed from ore on leach pads as ounces are recovered based on the average cost per estimated recoverable ounce of gold or pound of copper on the leach pad.

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

Although the quantities of recoverable ore placed on the leach pads are reconciled by comparing the grades of ore placed on pads to the quantities of metal actually recovered (metallurgical balancing), the nature of the leaching process inherently limits the ability to precisely monitor inventory levels. As a result, the metallurgical balancing process is constantly monitored and estimates are refined based on actual results over time. Historically, our operating results have not been materially impacted by variations between the estimated and actual recoverable quantities of metal on our leach pads. Variations between actual and estimated quantities resulting from changes in assumptions and estimates that do not result in write-downs to net realizable value are accounted for on a prospective basis. We recorded write-downs to reduce the carrying value of leach pads to net realizable value of $270, $272 and $253 in 2016,  2015 and 2014, respectively, as components of Cost applicable to sales and Depreciation and amortization. The significant assumption in determining the net realizable value for each mine site at December 31, 2016 is a long-term gold price of $1,300 per ounce. A decrease of $100 per ounce in the long-term gold price assumption could result in a write-down to the carrying value of leach pads of $50.

Other less significant assumptions include future operating and capital costs, metal recoveries, production levels, proven and probable reserve quantities, engineering data and other factors unique to each operation based on the life of mine plans, as well as a long-term copper price of $3.00 per pound. If short-term and long-term commodity prices decrease, estimated future processing costs increase, or other negative factors occur, it may be necessary to record a write-down of ore on leach pads to net realizable value.

The following is a summary of the carrying value of our ore on leach pads:

	At December 31,		At December 31,
	2016	2015	2016	2015
	($ in millions)		($ per ounce)
Gold
Carlin	$168	$164	$523	$639
Phoenix	4	—	520	—
Long Canyon (1)	9	—	630	—
CC&V	287	267	429	380
Yanacocha	220	245	1,012	784
Total	$688	$676	$552	$519

	At December 31,		At December 31,
	2016	2015	2016	2015
	($ in millions)		($ per pound)
Copper
Phoenix	$40	$44	$1.08	$0.96

(1)	Commercial production at Long Canyon was achieved in November 2016.

The following is a summary of the current carrying value and estimated future processing costs of our ore on leach pads:

	At December 31, 2016
	($ per ounce)
		Estimated	Total
	Current	Future	Estimated
	Carrying	Processing	Production
	Value	Costs	Costs
Gold
Carlin	$523	$554	$1,077
Phoenix	520	506	1,026
Twin Creeks	—	1,195	1,195
Long Canyon (1)	630	139	769
CC&V	429	786	1,215
Yanacocha	1,012	231	1,243
Weighted Average	$552	$627	$1,179

At December 31, 2016
($ per pound)
		Estimated	Total
	Current	Future	Estimated
	Carrying	Processing	Production
	Value	Costs	Costs
Copper
Phoenix	$1.08	$1.31	$2.39

(1)	Commercial production at Long Canyon was achieved in November 2016.

Carrying Value of Long-Lived Assets

We review and evaluate our long-lived assets for impairment when events or changes in circumstances indicate that the related carrying amounts may not be recoverable. An impairment loss is measured and recorded based on the estimated fair value of the long-lived assets being tested for impairment and their carrying amounts. Fair value is typically determined through the use of an income approach utilizing estimates of discounted pre-tax future cash flows or a market approach utilizing recent transaction activity for comparable properties. These approaches are considered Level 3 measurements. Occasionally, such as when an asset is held for sale, market prices are used. We believe our estimates and models used to determine fair value are similar to what a market participant would use.

The estimated undiscounted cash flows used to assess recoverability of long-lived assets and to measure the fair value of our mining operations are derived from current business plans, which are developed using short-term price forecasts reflective of the current price environment and our projections for long-term average metal prices. In addition to short- and long-term metal price assumptions, other assumptions include estimates of commodity-based and other input costs; proven and probable mineral reserves estimates, including the timing and cost to develop and produce the reserves; value beyond proven and probable estimates; estimated future closure costs; and the use of appropriate discount rates.

The significant assumption in determining the future cash flows for each mine site at December 31, 2016 is a long-term gold price of $1,300 per ounce. A decrease of $100 per ounce in the long-term gold price assumption could result in an impairment of our long lived assets of $— to $1,300 before consideration of other value beyond proven and probable reserves which may significantly decrease the amount of any potential impairment charge.

Other less significant assumptions include proven and probable mineral reserve estimates, value beyond proven and probable estimates, the timing and cost to develop and produce the reserves, commodity-based and other input costs, future closure costs and discount rates unique to each operation, as well as a long-term copper price of $3.00 per pound and U.S. to Australian dollar long-term exchange rate of $0.80.

During 2016,  2015 and 2014, we recorded impairments of $977, $56, and $26, respectively, to reduce the carrying value of long-lived assets in Impairment of long-lived assets. Refer to Note 7 to the Consolidated Financial Statements for further information regarding impairments.

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

Events that could result in additional impairment of our long-lived assets include, but are not limited to, decreases in future metal prices, unfavorable changes in foreign exchange rates, increases in future closure costs, and any event that might otherwise have a material adverse effect on mine site cash flows.

Assets Held for Sale and Discontinued Operations

We report a business as held for sale when management has approved or received approval to sell the business and is committed to a formal plan, the business is available for immediate sale, the business is being actively marketed, the sale is probable and recognition of a completed sale is expected to occur within one year, the sales price is reasonable in relation to its current fair value and actions required to complete the sale indicate that it is unlikely that significant changes to the plan will be made or the plan will be withdrawn, in accordance with Accounting Standard Codification (“ASC”) 360,  Property, Plant and Equipment. A business classified as held for sale is recorded at the lower of its carrying amount or estimated fair value less cost to sell. If the carrying amount of the business exceeds its estimated fair value less cost to sell, a loss is recognized. Assets and liabilities related to a business classified as held for sale are segregated in the current and prior balance sheets in the period in which the business is classified as held for sale.

We report the results of operations of a business as discontinued operations if a disposal represents a strategic shift that has (or will have) a major effect on our operations and financial results when the business is classified as held for sale, in accordance with ASC 360, Property, Plant and Equipment and ASC 205-20, Presentation of Financial Statements - Discontinued Operations. The results of discontinued operations are reported in Net income (loss) from discontinued operations, net of tax in the accompanying Statements of Consolidated Operations for current and prior periods, including any gain or loss recognized on closing or adjustment of the carrying amount to fair value less cost to sell.

Derivative Instruments

With the exception of the Call Spread Transactions (as described in Note 13 to the Consolidated Financial Statements), all financial instruments that meet the definition of a derivative are recorded on the balance sheet at fair value. Changes in the fair value of derivatives are recorded in the Statements of Consolidated Operations, except for the effective portion of the change in fair value of derivatives that are designated as cash flow hedges. Management applies judgment in estimating the fair value of instruments that are highly sensitive to assumptions such as commodity prices, market volatilities, foreign currency exchange rates and interest rates. Variations in these factors could materially affect amounts credited or charged to earnings to reflect the changes in fair value of derivatives. Certain derivative contracts are accounted for as cash flow hedges, whereby the effective portion of changes in fair value of these instruments are deferred in Accumulated other comprehensive income (loss) and will be recognized in the Statements of Consolidated Operations when the underlying transaction designated as the hedged item impacts earnings. The derivative contracts accounted for as cash flow hedges are designated against foreign currency expenditures and diesel purchases where management believes the forecasted transaction is probable of occurring. To the extent that management determines that the forecasted transactions are no longer probable of occurring, gains and losses deferred in Accumulated other comprehensive income (loss) would be reclassified to the Statements of Consolidated Operations immediately.

Reclamation and Remediation Obligations

Reclamation costs are allocated to expense over the life of the related assets and are periodically adjusted to reflect changes in the estimated present value resulting from the passage of time and revisions to the estimates of either the timing or amount of the reclamation costs. Reclamation obligations are based on when the spending for an existing environmental disturbance will occur. Changes in reclamation estimates at non-operating mines are reflected in earnings in the period an estimate is revised. We review, on at least an annual basis, the reclamation obligation at each mine.

Remediation costs are accrued based on management’s best estimate at the end of each period of the costs expected to be incurred at a site. Such cost estimates may include ongoing care, maintenance and monitoring costs. Changes in remediation estimates at inactive mines are reflected in earnings in the period an estimate is revised. Water treatment costs included in environmental remediation obligations are discounted to their present value as cash flows are readily estimable. All other costs of future expenditures for environmental remediation obligations are not discounted to their present value.

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

Income and Mining Taxes

We account for income taxes using the liability method, recognizing certain temporary differences between the financial reporting basis of our liabilities and assets and the related income tax basis for such liabilities and assets. This method generates either a net deferred income tax liability or asset for us, as measured by the statutory tax rates in effect. We derive our deferred income tax charge or benefit by recording the change in either the net deferred income tax liability or asset balance for the year. Mining taxes represent state and provincial taxes levied on mining operations and are classified as income taxes as such taxes are based on a percentage of mining profits. With respect to the earnings that we derive from the operations of our consolidated subsidiaries, in those situations where the earnings are indefinitely reinvested, no deferred taxes have been provided on the unremitted earnings (including the excess of the carrying value of the net equity of such entities for financial reporting purposes over the tax basis of such equity) of our consolidated companies.

Our operations are in multiple jurisdictions where uncertainties arise in the application of complex tax regulations. Some of these tax regimes are defined by contractual agreements with the local government, while others are defined by general tax laws and regulations. We are subject to reviews of our income tax filings and other tax payments, and disputes can arise with the taxing authorities over the interpretation of its contracts or laws. We recognize potential liabilities and record tax liabilities for anticipated tax audit issues in the U.S. and other tax jurisdictions based on our estimate of whether, and the extent to which, additional taxes will be due. We adjust these reserves in light of changing facts and circumstances; however, due to the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from our current estimate of the tax liabilities. If our estimate of tax liabilities proves to be less than the ultimate assessment, an additional charge to expense would result. If the estimate of tax liabilities proves to be greater than the ultimate assessment, a tax benefit would result. We recognize interest and penalties, if any, related to unrecognized tax benefits in Income and mining tax benefit (expense). In certain jurisdictions, we must pay a portion of the disputed amount to the local government in order to formally appeal the assessment. Such payment is recorded as a receivable if we believe the amount is ultimately collectible.

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

The United States and Australia are not in a cumulative three year historical loss as write-downs that occurred at Boddington and Long Canyon in 2013 are no longer included in the analysis. Other available positive and negative evidence was considered in our analysis. This analysis, which incorporated recent earnings history and forecasted future results, driven by its existing reserves and the forecasted long-term commodity prices, points to the full realization of those deferred tax assets not previously subject to a valuation allowance with one exception. That exception is the U.S. deferred tax asset related to the investment in Yanacocha. It was determined that a full valuation allowance against this deferred tax asset was necessary in the amount of $290.  We continue to believe it is more likely than not that other net deferred tax assets that do not currently carry a valuation allowance in the United States and Australia will be fully realized in the future. Accordingly, a valuation allowance related to those net deferred tax assets is not required.

A similar analysis was conducted in Peru. Based upon the same factors above and the declining production profile at Yanacocha, it is more likely than not that the net deferred tax assets in Peru will not be realized in the future. Accordingly, an additional valuation allowance of $402 on these assets was recognized at December 31, 2016.

No corresponding deferred income tax benefit is recognized with respect to losses incurred and no corresponding deferred income tax expense is recognized with respect to earnings generated in jurisdictions with a valuation allowance. This causes variability in the effective tax rate. Changes in the valuation allowance in Peru, and in the U.S. related to the investment in Peru, will continue to be recorded until the Company determines that it is more likely than not that the net deferred tax assets will be realized. If

Peruvian operating results improve on a sustained basis, or if certain tax planning strategies are implemented, conclusions could change, possibly resulting in a future decrease of the valuation allowance. This could have a significant impact on income tax expense in the period the valuation allowance is decreased and in subsequent periods.

The Company determined that the realization of deferred tax assets related to certain carry forwards such as tax losses and tax pools in Canada, capital losses in the U.S. and Australia and foreign tax credits and alternative minimum tax credits in the U.S., does not meet the more likely than not standard. Accordingly, these assets continue to be subject to a valuation allowance. At December 31, 2016, the valuation allowance related to these assets was $2,754. Realization is dependent not only on generating sufficient taxable income in the period that net deferred tax assets reverse but also on the character/classification of that income. During 2016, the Company completed transactions that created significant capital losses and some offsetting capital gains; an additional valuation allowance was placed on the created net capital loss carry forward, and made tax elections in order to utilize foreign tax credits and alternative minimum tax credits.

A decrease of $100 per ounce in the long-term gold price assumption could result in a write-down to our deferred income tax assets of $1,500. For additional risk factors that could impact the Company’s ability to realize the deferred tax assets, see Note 2 to the Consolidated Financial Statements.

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

Decreases in the market price of gold and copper can also significantly affect the value of our product inventory, stockpiles and leach pads, and it may be necessary to record a write-down to the net realizable value. Net realizable value represents the estimated future sales price based on short-term and long-term metals prices, less estimated costs to complete production and bring the product to sale. The primary factors that influence the need to record write-downs of stockpiles, leach pads, and product inventory include short-term and long-term metals prices and costs for production inputs such as labor, fuel and energy, materials and supplies as well as realized ore grades and recovery rates. The significant assumptions in determining the stockpile, leach pad and product inventory adjustments for each mine site reporting unit at December 31, 2016 included production cost and capitalized expenditure assumptions unique to each operation, a short-term and long-term gold price of $1,221 and $1,300 per ounce, respectively, a short-term and long-term copper price of $2.39 and $3.00 per pound, respectively, and a U.S. to Australian dollar long-term exchange rate of $0.80.

The net realizable value measurement involves the use of estimates and assumptions unique to each mining operation regarding current and future operating and capital costs, metal recoveries, production levels, commodity prices, proven and probable reserve quantities, engineering data and other factors. A high degree of judgment is involved in determining such assumptions and estimates and no assurance can be given that actual results will not differ significantly from those estimates and assumptions.

Foreign Currency

Changes in the foreign currency exchange rates in relation to the U.S. dollar may affect our profitability and cash flow. Foreign currency exchange rates can fluctuate widely due to numerous factors, such as supply and demand for foreign and U.S. currencies and U.S. and foreign country economic conditions. In addition to our operations in the United States, we have assets or operations in Australia, Peru, Ghana and Suriname. All of our operations sell their metal production based on U.S. dollar gold and copper prices. Fluctuations in the local currency exchange rates in relation to the U.S. dollar can increase or decrease profit margins and Costs applicable to sales per ounce/pound to the extent costs are paid in local currency at foreign operations. The Australian dollar/U.S. dollar exchange rate has had the greatest impact on our Costs applicable to sales, as measured in U.S. dollars. Foreign currency exchange rates in relation to the U.S. dollar have not had a material impact on our determination of proven and probable reserves in the past; however, if a sustained weakening of the U.S. dollar in relation to the Australian dollar, and/or to other foreign currencies that impact our cost structure, were not mitigated by offsetting increases in the U.S. dollar gold price or by other factors, profitability, cash flows and/or the amount of proven and probable reserves in the applicable foreign country could be reduced as certain proven and probable reserves may no longer be economic. The extent of any such reduction would be dependent on a variety of factors including the length of time of any such weakening of the U.S. dollar, and management’s long-term view of the applicable exchange rate. Future reductions of proven and probable reserves could result in reduced gold or copper sales and increased Depreciation and amortization and, depending on the level of reduction, could also result in impairments of Property, plant and mine development; mineral interests and/or goodwill. For information concerning the sensitivity of our Costs applicable to sales to changes in foreign currency exchange rates, see Results of Consolidated Operations and Foreign Currency Exchange Rates sections in Item 7, Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations.

Hedging

Our strategy is to provide shareholders with leverage to changes in gold and copper prices by selling our production at spot market prices. Consequently, we do not hedge our gold and copper sales. We have and may continue to manage certain risks associated with commodity input costs, interest rates and foreign currencies using the derivative market.

By using hedges, we are affected by credit risk, market risk and market liquidity risk. Credit risk is the risk that a third party might fail to fulfill its performance obligations under the terms of a financial instrument. We mitigate credit risk by entering into derivatives with high credit quality counterparties, limiting the amount of exposure to each counterparty and monitoring the financial condition of the counterparties. Market risk is the risk that the fair value of a derivative might be adversely affected by a change in underlying commodity prices, interest rates or currency exchange rates, and that this in turn affects our financial condition. We manage market risk by establishing and monitoring parameters that limit the types and degree of market risk that may be undertaken. We mitigate this potential risk to our financial condition by establishing trading agreements with counterparties under which we are not required to post any collateral or be subject to any margin calls on our derivatives. Our counterparties cannot require settlement solely because of an adverse change in the fair value of a derivative. Market liquidity risk is the risk that a derivative cannot be eliminated quickly, by either liquidating it or by establishing an offsetting position. Under the terms of our trading agreements, counterparties cannot require us to immediately settle outstanding derivatives, except upon the occurrence of customary events of default such as covenant breaches, including financial covenants, insolvency or bankruptcy. We further mitigate market liquidity risk by spreading out the maturity of our derivatives over time.

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

Foreign Currency Exchange Risk

We had the following foreign currency derivative contracts outstanding at December 31, 2016:

	Expected Maturity Date
	2017	2018	Total/Average
A$ Operating Fixed Forward Contracts:
A$ notional (millions)	105	6	111
Average rate ($/A$)	0.93	0.92	0.93
Expected hedge ratio	8%	4%

The fair value of the A$ foreign currency derivative contracts was a net liability position of $24 at December 31, 2016 and $60 at December 31, 2015.

Diesel Price Risk

We had the following diesel derivative contracts in North America outstanding at December 31, 2016:

	Expected Maturity Date
	2017	2018	Total/Average
Diesel Fixed Forward Contracts:
Diesel gallons (millions)	19	2	21
Average rate ($/gallon)	1.71	1.60	1.70
Expected hedge ratio	43%	11%

Newmont hedges a portion of its operating cost exposure related to diesel consumed at its Nevada operations to reduce the variability in realized diesel prices. The hedging instruments consist of a series of financially settled fixed forward contracts with expiration dates up to two years. The fair value of the diesel derivative contracts was $0 at December 31, 2016 and a net liability position of $32 at December 31, 2015.

Commodity Price Exposure

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

At December 31, 2016, Newmont had gold sales of 146,000 ounces priced at an average of $1,161 per ounce, subject to final pricing over the next several months. Each $25 change in the price for provisionally priced gold sales would have an approximate $2 effect on our Net income (loss) attributable to Newmont stockholders. The London Bullion Market Association P.M. closing settlement price at December 31, 2016 for gold was $1,159 per ounce.

At December 31, 2016, Newmont had copper sales of 25 million pounds priced at an average of $2.50 per pound, subject to final pricing over the next several months. Each $0.10 change in the price for provisionally priced copper sales would have an approximate $1 effect on our Net income (loss) attributable to Newmont stockholders. The LME closing settlement price at December 31, 2016 for copper was $2.50 per pound.

Fixed and Variable Rate Debt

Our debt portfolio consisted of 100% and 95% of fixed rate debt at December 31, 2016 and 2015, respectively. The decrease in the carrying value of fixed rate debt was due to the partial early extinguishment of the 2017, 2019 and 2039 Senior Notes and repayment of the 2019 term loan in 2016. Our fixed rate debt exposure at December 31, 2016 and 2015 is summarized as follows:

	At December 31,
	2016	2015
Carrying value of fixed rate debt (1)	$4,604	$5,576
Fair value of fixed rate debt (1)	$4,882	$5,029
Pro forma fair value sensitivity of fixed rate debt of a +/- 10 basis point interest rate change (2)	$36	$39

(1)	Excludes capital leases for which it is not practicable to estimate fair values and pro forma fair values or sensitivities.
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

ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Newmont Mining Corporation

We have audited the accompanying consolidated balance sheets of Newmont Mining Corporation as of December 31, 2016 and 2015, and the related statements of consolidated operations, comprehensive income (loss), changes in equity and cash flows for each of the two years in the period ended December 31, 2016. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Newmont Mining Corporation at December 31, 2016 and 2015, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Newmont Mining Corporation’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 21, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Denver, Colorado
February 21, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Newmont Mining Corporation:

In our opinion, the accompanying consolidated statements of operations and comprehensive income (loss), changes in equity and cash flows for the year ended December 31, 2014 present fairly, in all material respects, the results of operations and cash flows of Newmont Mining Corporation and its subsidiaries for the year ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule for the year ended December 31, 2014 listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit. We conducted our audit of these financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Denver, Colorado

February 19, 2015, except for the effects of discontinued operations discussed in Note 3 and the change in composition of reportable segments discussed in Note 5 to the consolidated financial statements, as to which the date is February 21, 2017

NEWMONT MINING CORPORATION

STATEMENTS OF CONSOLIDATED OPERATIONS

	Years Ended December 31,
	2016	2015	2014
	(in millions, except per share)
Sales	$6,711	$6,085	$6,819

Costs and expenses
Costs applicable to sales (1)	3,772	3,578	3,919
Depreciation and amortization	1,220	1,102	1,088
Reclamation and remediation (Note 6)	179	253	142
Exploration	148	156	163
Advanced projects, research and development	134	126	159
General and administrative	233	241	237
Impairment of long-lived assets (Note 7)	977	56	26
Other expense, net (Note 8)	58	116	92
	6,721	5,628	5,826
Other income (expense)
Other income, net (Note 9)	69	135	158
Interest expense, net of capitalized interest of $33, $40 and $23, respectively	(273)	(297)	(330)
	(204)	(162)	(172)
Income (loss) before income and mining tax and other items	(214)	295	821
Income and mining tax benefit (expense) (Note 10)	(563)	(391)	(204)
Equity income (loss) of affiliates (Note 11)	(13)	(45)	(4)
Income (loss) from continuing operations	(790)	(141)	613
Net income (loss) from discontinued operations, net of tax (Note 3)	(133)	445	(284)
Net income (loss)	(923)	304	329
Net loss (income) attributable to noncontrolling interests, net of tax
Continuing operations (Note 12)	570	140	37
Discontinued operations (Note 3)	(274)	(224)	142
	296	(84)	179
Net income (loss) attributable to Newmont stockholders	$(627)	$220	$508

Net income (loss) attributable to Newmont stockholders:
Continuing operations	$(220)	$(1)	$650
Discontinued operations	(407)	221	(142)
	$(627)	$220	$508
Income (loss) per common share (Note 13)
Basic:
Continuing operations	$(0.41)	$—	$1.30
Discontinued operations	(0.77)	0.43	(0.28)
	$(1.18)	$0.43	$1.02
Diluted:
Continuing operations	$(0.41)	$—	$1.30
Discontinued operations	(0.77)	0.43	(0.28)
	$(1.18)	$0.43	$1.02

Cash dividends declared per common share	$0.125	$0.100	$0.225

(1)	Excludes Depreciation and amortization and Reclamation and remediation.

The accompanying notes are an integral part of these consolidated financial statements.

NEWMONT MINING CORPORATION

STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME (LOSS)

	Years Ended December 31,
	2016	2015	2014
	(in millions)
Net income (loss)	$(923)	$304	$329
Other comprehensive income (loss):
Change in marketable securities, net of $nil, $nil and $nil tax benefit (expense), respectively	(58)	99	(107)
Foreign currency translation adjustments	2	(11)	(23)
Change in pension and other post-retirement benefits, net of $9, $(23) and $67 tax benefit (expense), respectively	(16)	42	(125)
Change in fair value of cash flow hedge instruments, net of $(31), $(6) and $21 tax benefit (expense), respectively	72	14	(46)
Other comprehensive income (loss)	—	144	(301)
Comprehensive income (loss)	$(923)	$448	$28

Comprehensive income (loss) attributable to:
Newmont stockholders	$(627)	$364	$212
Noncontrolling interests	(296)	84	(184)
	$(923)	$448	$28

The accompanying notes are an integral part of these consolidated financial statements.

NEWMONT MINING CORPORATION

STATEMENTS OF CONSOLIDATED CASH FLOWS

	Years Ended December 31,
	2016	2015	2014
	(in millions)
Operating activities:
Net income (loss)	$(923)	$304	$329
Adjustments:
Depreciation and amortization	1,220	1,102	1,088
Stock-based compensation (Note 15)	70	77	51
Reclamation and remediation	168	246	142
Loss (income) from discontinued operations (Note 3)	133	(445)	284
Impairment of long-lived assets	977	56	26
Impairment of investments	—	115	21
Deferred income taxes	434	198	(77)
Gain on asset and investment sales, net	(108)	(118)	(126)
Gain on deconsolidation of TMAC	—	(76)	—
Other operating adjustments and inventory write-downs	436	335	375
Net change in operating assets and liabilities (Note 25)	(490)	(206)	(690)
Net cash provided by operating activities of continuing operations	1,917	1,588	1,423
Net cash provided by operating activities of discontinued operations (1)	869	557	15
Net cash provided by operating activities	2,786	2,145	1,438
Investing activities:
Additions to property, plant and mine development	(1,133)	(1,311)	(1,040)
Proceeds from sale of Batu Hijau	920	—	—
Proceeds from sales of investments	195	29	25
Proceeds from sales of other assets	9	203	661
Acquisitions, net (Note 4)	(6)	(823)	(28)
Purchases of investments	—	—	(26)
Other	(19)	(49)	(29)
Net cash used in investing activities of continuing operations	(34)	(1,951)	(437)
Net cash used in investing activities of discontinued operations	(46)	(90)	(70)
Net cash used in investing activities	(80)	(2,041)	(507)
Financing activities:
Repayment of debt	(1,312)	(229)	(686)
Dividends paid to noncontrolling interests	(146)	(3)	(4)
Dividends paid to common stockholders	(67)	(52)	(114)
Funding from noncontrolling interests, net	63	109	—
Acquisition of noncontrolling interests	(19)	(8)	(9)
Proceeds from stock issuance, net	—	675	—
Proceeds from sale of noncontrolling interests	—	37	179
Proceeds from debt, net	—	—	599
Other	1	—	(2)
Net cash provided by (used in) financing activities of continuing operations	(1,480)	529	(37)
Net cash provided by (used in) financing activities of discontinued operations	(321)	(233)	(28)
Net cash provided by (used in) financing activities	(1,801)	296	(65)
Effect of exchange rate changes on cash	1	(22)	(17)
Net change in cash and cash equivalents	906	378	849
Less net cash provided by (used in) Batu Hijau discontinued operations	513	246	(70)
	393	132	919
Cash and cash equivalents at beginning of period	2,363	2,231	1,312
Cash and cash equivalents at end of period	$2,756	$2,363	$2,231

(1)

Net cash provided by operating activities of discontinued operations includes $(11),  $(12) and $(13) for 2016, 2015 and 2014, respectively, related to the Holt property royalty that was paid out of cash and cash equivalents held for use. For additional information regarding our discontinued operations, including cash flows from Batu Hijau, see Note 3.

The accompanying notes are an integral part of these consolidated financial statements.

NEWMONT MINING CORPORATION

CONSOLIDATED BALANCE SHEETS

	At December 31,	At December 31,
	2016	2015
	(in millions)
ASSETS
Cash and cash equivalents	$2,756	$2,363
Trade receivables	127	81
Other accounts receivables	216	134
Investments (Note 18)	56	19
Inventories (Note 19)	617	561
Stockpiles and ore on leach pads (Note 20)	763	782
Other current assets	142	83
Current assets held for sale (Note 3)	—	960
Current assets	4,677	4,983
Property, plant and mine development, net (Note 21)	12,485	13,210
Investments (Note 18)	227	402
Stockpiles and ore on leach pads (Note 20)	1,864	1,896
Deferred income tax assets (Note 10)	1,331	1,712
Other non-current assets	447	445
Non-current assets held for sale (Note 3)	—	2,482
Total assets	$21,031	$25,130

LIABILITIES
Debt (Note 22)	$566	$9
Accounts payable	320	315
Employee-related benefits (Note 14)	304	278
Income and mining taxes payable	153	38
Other current liabilities (Note 23)	407	487
Current liabilities held for sale (Note 3)	—	289
Current liabilities	1,750	1,416
Debt (Note 22)	4,049	5,854
Reclamation and remediation liabilities (Note 6)	2,029	1,555
Deferred income tax liabilities (Note 10)	592	538
Employee-related benefits (Note 14)	411	409
Other non-current liabilities (Note 23)	326	310
Non-current liabilities held for sale (Note 3)	—	756
Total liabilities	9,157	10,838

EQUITY
Common stock - $1.60 par value;	849	847
Authorized - 750 million shares
Issued and outstanding - 531 million and 530 million shares, less 535,000 and 350,000 treasury shares, respectively
Additional paid-in capital	9,490	9,427
Accumulated other comprehensive income (loss) (Note 24)	(334)	(334)
Retained earnings	716	1,410
Newmont stockholders' equity	10,721	11,350
Noncontrolling interests	1,153	2,942
Total equity	11,874	14,292
Total liabilities and equity	$21,031	$25,130

The accompanying notes are an integral part of these consolidated financial statements.

NEWMONT MINING CORPORATION

STATEMENTS OF CONSOLIDATED CHANGES IN EQUITY

				Accumulated
			Additional	Other
	Common Stock		Paid-In	Comprehensive	Retained	Noncontrolling	Total
	Shares	Amount	Capital	Income (Loss)	Earnings	Interests	Equity
	(in millions)
Balance at December 31, 2013	498	$789	$8,538	$(182)	$848	$2,916	$12,909
Net income (loss)	—	—	—	—	508	(179)	329
Other comprehensive income (loss)	—	—	—	(296)	—	(5)	(301)
Dividends paid	—	—	—	—	(114)	(4)	(118)
Redemption of exchangeable shares	—	8	(8)	—	—	—	—
Sale of noncontrolling interests, net	—	—	81	—	—	87	168
Stock-based awards and related share issuances	1	1	101	—	—	—	102
Balance at December 31, 2014	499	$798	$8,712	$(478)	$1,242	$2,815	$13,089
Net income (loss)	—	—	—	—	220	84	304
Other comprehensive income (loss)	—	—	—	144	—	—	144
Dividends paid	—	—	—	—	(52)	(3)	(55)
Funding from noncontrolling interests, net	—	—	—	—	—	90	90
Acquisition of noncontrolling interests	—	—	—	—	—	(8)	(8)
Sale of noncontrolling interests, net	—	—	12	—	—	(36)	(24)
Equity Issuance	29	46	629	—	—	—	675
Stock-based awards and related share issuances	2	3	74	—	—	—	77
Balance at December 31, 2015	530	$847	$9,427	$(334)	$1,410	$2,942	$14,292
Net income (loss)	—	—	—	—	(627)	(296)	(923)
Dividends paid	—	—	—	—	(67)	(146)	(213)
Funding from noncontrolling interests, net	—	—	—	—	—	60	60
Acquisition of noncontrolling interests	—	—	—	—	—	(19)	(19)
Divestiture of noncontrolling interests, net	—	—	—	—	—	(1,388)	(1,388)
Stock-based awards and related share issuances	2	2	63	—	—	—	65
Balance at December 31, 2016	532	$849	$9,490	$(334)	$716	$1,153	$11,874

The accompanying notes are an integral part of these consolidated financial statements.

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions, except per share, per ounce and per pound amounts)

NOTE 1     THE COMPANY

Newmont Mining Corporation and its affiliates and subsidiaries (collectively, “Newmont,” “we,” “us” or the “Company”) predominantly operates in the mining industry, focused on the production of and exploration for gold and copper. The Company has significant assets and/or operations in the United States (“U.S.”), Australia, Peru, Ghana and Suriname. The cash flow and profitability of the Company’s operations are significantly affected by the market price of gold and copper. The prices of gold and copper are affected by numerous factors beyond the Company’s control.

References to “A$” refers to Australian currency and “C$” to Canadian currency.

On November 2, 2016, Newmont completed the sale of its 48.5% economic interest in PT Newmont Nusa Tenggara (“PTNNT”), which operates the Batu Hijau copper and gold mine (“Batu Hijau”) in Indonesia (the “Batu Hijau Transaction”). As a result, Newmont presents Batu Hijau as a discontinued operation for all periods presented. Accordingly, (i) Batu Hijau is reflected as held for sale in our Consolidated Balance Sheets as of December 31, 2015; (ii) our Statements of Consolidated Operations and Cash Flows have been reclassified to present Batu Hijau as a discontinued operation for all periods presented and (iii) the amounts presented in these notes relate only to our continuing operations, unless otherwise noted. For additional information regarding our discontinued operations, see Note 3.

NOTE 2     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Risks and Uncertainties

As a global mining company, the Company’s revenue, profitability and future rate of growth are substantially dependent on prevailing prices for gold and copper. Historically, the commodity markets have been very volatile, and there can be no assurance that commodity prices will not be subject to wide fluctuations in the future. A substantial or extended decline in commodity prices could have a material adverse effect on the Company’s financial position, results of operations, cash flows, access to capital and on the quantities of reserves that the Company can economically produce. The carrying value of the Company’s Property, plant and mine development, net;  Inventories;  Stockpiles and ore on leach pads; and Deferred income tax assets are particularly sensitive to the outlook for commodity prices. A decline in the Company’s price outlook from current levels could result in material impairment charges related to these assets.

During the last several years, Minera Yanacocha S.R.L. (“Yanacocha”), in which the Company owns a 51.35% interest, and whose properties include the mining operations at Yanacocha and the Conga Project in Peru, has been the target of local political and community protests, some of which blocked the road between the Yanacocha mine and Conga Project complexes and the City of Cajamarca in Peru and resulted in vandalism and equipment damage. The Company cannot predict whether similar or more significant incidents will occur in the future. The recurrence of significant political or community opposition or protests could continue to adversely affect the Conga Project’s development and the continued operation of Yanacocha. Construction activities on the Conga Project were suspended on November 30, 2011 at the request of Peru’s central government following increasing protests in Cajamarca by anti-mining activists led by the regional president. At the request of the Peruvian central government, the environmental impact assessment prepared in connection with the project, which was previously approved by the central government in October 2010, was reviewed by independent experts in an effort to resolve allegations around the environmental viability of Conga. This review concluded that the environmental impact assessment complied with international standards and provided some recommendations to improve water management. Yanacocha has focused on the construction of water reservoirs prior to the development of other project facilities. However, development of Conga is contingent upon generating acceptable project returns and getting local community and government support. Under the current social and political environment, the Company does not anticipate being able to develop Conga for at least the next five years. As a result of the uncertainty surrounding Conga, the Company has allocated its development capital to other projects in recent years. Should the Company be unable to develop the Conga Project, the Company may have to consider other alternatives for the project which may result in an impairment. The total assets at Conga as of December 31, 2016 and 2015 were $1,666 and $1,678 respectively.

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions, except per share, per ounce and per pound amounts)

Use of Estimates

The Company’s Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The preparation of the Company’s Consolidated Financial Statements requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and the related disclosure of contingent assets and liabilities at the date of the Consolidated Financial Statements and the reported amounts of revenues and expenses during the reporting period. The more significant areas requiring the use of management estimates and assumptions relate to mineral reserves that are the basis for future cash flow estimates utilized in impairment calculations and units-of-production amortization calculations; environmental remediation, reclamation and closure obligations; estimates of recoverable gold and other minerals in stockpile and leach pad inventories; estimates of fair value for certain reporting units and asset impairments (including impairments of goodwill, long-lived assets and investments); write-downs of inventory, stockpiles and ore on leach pads to net realizable value; post-employment, post-retirement and other employee benefit liabilities; valuation allowances for deferred tax assets; reserves for contingencies and litigation; and the fair value and accounting treatment of financial instruments including marketable securities and derivative instruments. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Accordingly, actual results will differ from those amounts estimated in these financial statements.

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

The Company follows the Accounting Standards Codification (“ASC”) guidance for identification and reporting of entities over which control is achieved through means other than voting rights. The guidance defines such entities as Variable Interest Entities (“VIEs”).

On November 22, 2013, Newmont entered into a Partnership Agreement with Staatsolie (a company wholly owned by the Republic of Suriname). The Partnership Agreement gave Staatsolie the option to participate in the Merian gold mine (“Merian”) for up to 25% of the partnership. Staatsolie exercised that option in November 2014. At December 31, 2016, Newmont has a 75.0% ownership in Merian. Newmont has identified Merian as a VIE under ASC guidance for consolidation. The Company has determined itself to be the primary beneficiary of this entity, as it controls the operations of Merian and has the obligation to absorb losses and the right to receive benefits that are significant to Merian; therefore, the Company consolidates Merian in its financial statements.

Assets Held for Sale and Discontinued Operations

The Company reports a business as held for sale when management has approved or received approval to sell the business and is committed to a formal plan, the business is available for immediate sale, the business is being actively marketed, the sale is probable and recognition of a completed sale is expected to occur within one year, the sales price is reasonable in relation to its current fair value and actions required to complete the sale indicate that it is unlikely that significant changes to the plan will be made or the plan will be withdrawn, in accordance with ASC 360, Property, Plant and Equipment. A business classified as held for sale is recorded at the lower of its carrying amount or estimated fair value less cost to sell. If the carrying amount of the business exceeds its estimated fair value, less cost to sell, a loss is recognized. Assets and liabilities related to a business classified as held for sale are segregated in the current- and prior-year balance sheets in the period in which the business is classified as held for sale.

The Company reports the results of operations of a business as discontinued operations if a disposal represents a strategic shift that has (or will have) a major effect on the Company’s operations and financial results when the business is classified as held for sale, in accordance with ASC 360, Property, Plant and Equipment and ASC 205-20, Presentation of Financial Statements - Discontinued Operations. The results of discontinued operations are reported in Net income (loss) from discontinued operations,  net of tax in the accompanying Statements of Consolidated Operations for current and prior periods, including any gain or loss recognized on closing or adjustment of the carrying amount to fair value less cost to sell.

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions, except per share, per ounce and per pound amounts)

Cash and Cash Equivalents

Cash and cash equivalents consist of all cash balances and highly liquid investments with an original maturity of three months or less. Because of the short maturity of these investments, the carrying amounts approximate their fair value. Cash and cash equivalents are held in overnight bank deposits or are invested in United States Treasury securities and money market securities. Restricted cash is excluded from cash and cash equivalents and is included in other current or non-current assets.

Investments

Management determines the appropriate classification of its investments in equity securities at the time of purchase and reevaluates such determinations at each reporting date. Investments in incorporated entities in which the Company’s ownership is greater than 20% and less than 50%, or which the Company does not control through majority ownership or means other than voting rights, are accounted for by the equity method and are included in non-current assets. The Company accounts for its marketable security investments as available for sale securities in accordance with ASC guidance on accounting for certain investments in debt and equity securities. The Company periodically evaluates whether declines in fair values of its investments below the Company’s carrying value are other-than-temporary in accordance with ASC guidance. The Company’s policy is to generally treat a decline in the investment’s quoted market value that has lasted continuously for more than six months as an other-than-temporary decline in value. The Company also monitors its investments for events or changes in circumstances that have occurred that may have a significant adverse effect on the fair value of the investment and evaluates qualitative and quantitative factors regarding the severity and duration of the unrealized loss and the Company’s ability to hold the investment until a forecasted recovery occurs to determine if the decline in value of an investment is other-than-temporary. Declines in fair value below the Company’s carrying value deemed to be other-than-temporary are charged to Other income, net.

Stockpiles, Ore on Leach Pads and Inventories

As described below, costs that are incurred in or benefit the productive process are accumulated as stockpiles, ore on leach pads and inventories. Stockpiles, ore on leach pads and inventories are carried at the lower of average cost or net realizable value. Net realizable value represents the estimated future sales price of the product based on current and long-term metals prices, less the estimated costs to complete production and bring the product to sale. Write-downs of stockpiles, ore on leach pads and inventories to net realizable value are reported as a component of Costs applicable to sales and Depreciation and amortization. The current portion of stockpiles, ore on leach pads and inventories is determined based on the expected amounts to be processed within the next 12 months and utilize the short-term metal price assumption in estimating net realizable value. Stockpiles, ore on leach pads and inventories not expected to be processed within the next 12 months are classified as non-current and utilize the long-term metal price assumption in estimating net realizable value. The major classifications are as follows:

Stockpiles

Stockpiles represent ore that has been extracted from the mine and is available for further processing. Mine sequencing may result in mining material at a faster rate than can be processed. The Company generally processes the highest ore grade material first to maximize metal production; however, a blend of gold ore stockpiles may be processed to balance hardness and/or metallurgy in order to maximize throughput and recovery. Processing of lower grade stockpiled ore may continue after mining operations are completed. Sulfide copper ores are subject to oxidation over time which can reduce expected future recoveries. Stockpiles are measured by estimating the number of tons added and removed from the stockpile, the number of contained ounces or pounds (based on assay data) and the estimated metallurgical recovery rates (based on the expected processing method). Stockpile ore tonnages are verified by periodic surveys. Costs are added to stockpiles based on current mining costs incurred including applicable overhead and depreciation and amortization relating to mining operations and removed at each stockpile’s average cost per recoverable unit as material is processed. Stockpiles are recorded at the lower of average cost or net realizable value, and carrying values are evaluated at least quarterly. Net realizable value represents the estimated future sales price based on short-term and long-term metals price assumptions, less estimated costs to complete production and bring the product to sale.

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

Although the quantities of recoverable ore placed on the leach pads are reconciled by comparing the grades of ore placed on pads to the quantities of metal actually recovered (metallurgical balancing), the nature of the leaching process inherently limits the ability to precisely monitor inventory levels. As a result, the metallurgical balancing process is constantly monitored and estimates are refined based on actual results over time. Historically, the Company’s operating results have not been materially impacted by variations between the estimated and actual recoverable quantities of metal on its leach pads. Variations between actual and estimated quantities resulting from changes in assumptions and estimates that do not result in write-downs to net realizable value are accounted for on a prospective basis.

In-process Inventory

In-process inventories represent materials that are currently in the process of being converted to a saleable product. Conversion processes vary depending on the nature of the ore and the specific processing facility, but include mill in-circuit, flotation, leach and carbon-in-leach. In-process material is measured based on assays of the material fed into the process and the projected recoveries of the respective plants. In-process inventories are valued at the average cost of the material fed into the process attributable to the source material coming from the mines, stockpiles and/or leach pads, plus the in-process conversion costs, including applicable amortization relating to the process facilities incurred to that point in the process.

Precious Metals Inventory

Precious metals inventories include gold doré and/or gold bullion. Precious metals that result from the Company’s mining and processing activities are valued at the average cost of the respective in-process inventories incurred prior to the refining process, plus applicable refining costs.

Copper Cathode Inventory

Copper heap leaching is performed on copper oxide ore and enriched copper sulfide ore to produce copper cathodes. Heap leaching is accomplished by stacking uncrushed ore onto synthetically lined pads where it is contacted with a dilute sulfuric acid solution, thus leaching the acid soluble minerals into a copper sulfate solution. The copper sulfate solution is then collected and pumped to the solvent extraction (“SX”) plant. The SX process consists of two steps. During the first step, the copper is extracted into an organic solvent solution. The loaded organic solution is then pumped to the second step where copper is stripped with a strong acid solution before being sent through the electrowinning process. Cathodes produced in electrowinning are 99.99% copper.

Copper cathode is produced at the Company’s Phoenix operations by solvent extraction and electrowinning. The inventory is valued at the lower of average cost to produce the cathode or net realizable value.

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions, except per share, per ounce and per pound amounts)

Concentrate Inventory

Concentrate inventories represent copper and gold concentrate available for shipment or in transit for further processing when the sales process has not been completed. The Company values concentrate inventory at average cost, including an allocable portion of support costs and amortization. Costs are added and removed to the concentrate inventory based on metal in the concentrate and are valued at the lower of average cost or net realizable value.

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

Mine Development

Mine development costs include engineering and metallurgical studies, drilling and other related costs to delineate an ore body, the removal of overburden to initially expose an ore body at open pit surface mines and the building of access ways, shafts, lateral access, drifts, ramps and other infrastructure at underground mines. Costs incurred before mineralization is classified as proven and probable reserves are expensed and classified as Exploration or Advanced projects, research and development expense. Capitalization of mine development project costs that meet the definition of an asset begins once mineralization is classified as proven and probable reserves.

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

The cost of removing overburden and waste materials to access the ore body at an open pit mine prior to the production phase are referred to as “pre-stripping costs.” Pre-stripping costs are capitalized during the development of an open pit mine. Where multiple open pits exist at a mining complex utilizing common processing facilities, pre-stripping costs are capitalized at each pit. The removal, production, and sale of de minimis saleable materials may occur during the development phase of an open pit mine and are assigned incremental mining costs related to the removal of that material.

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

Mine development costs are amortized using the units-of-production method based on estimated recoverable ounces or pounds in proven and probable reserves. To the extent that these costs benefit an entire ore body, they are amortized over the estimated life of

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions, except per share, per ounce and per pound amounts)

the ore body. Costs incurred to access specific ore blocks or areas that only provide benefit over the life of that area are amortized over the estimated life of that specific ore block or area.

Mineral Interests

Mineral interests include acquired interests in production, development and exploration stage properties. Mineral interests are capitalized at their fair value at the acquisition date, either as an individual asset purchase or as part of a business combination.

The value of such assets is primarily driven by the nature and amount of mineralized material believed to be contained in such properties. Production stage mineral interests represent interests in operating properties that contain proven and probable reserves. Development stage mineral interests represent interests in properties under development that contain proven and probable reserves. Exploration stage mineral interests represent interests in properties that are believed to potentially contain mineralized material consisting of (i) mineralized material within pits; mineralized material with insufficient drill spacing to qualify as proven and probable reserves; and mineralized material in close proximity to proven and probable reserves; (ii) around-mine exploration potential not immediately adjacent to existing reserves and mineralization, but located within the immediate mine area; (iii) other mine-related exploration potential that is not part of current mineralized material and is comprised mainly of material outside of the immediate mine area; (iv) greenfield exploration potential that is not associated with any other production, development or exploration stage property, as described above; or (v) any acquired right to explore or extract a potential mineral deposit. The Company’s mineral rights generally are enforceable regardless of whether proven and probable reserves have been established. In certain limited situations, the nature of a mineral right changes from an exploration right to a mining right upon the establishment of proven and probable reserves. The Company has the ability and intent to renew mineral interests where the existing term is not sufficient to recover all identified and valued proven and probable reserves and/or undeveloped mineralized material.

Impairment of Long-lived Assets

The Company reviews and evaluates its long-lived assets for impairment when events or changes in circumstances indicate that the related carrying amounts may not be recoverable. An impairment loss is measured and recorded based on the estimated fair value of the long-lived assets being tested for impairment, and their carrying amounts. Fair value is typically determined through the use of an income approach utilizing estimates of discounted pre-tax future cash flows or a market approach utilizing recent transaction activity for comparable properties. These approaches are considered Level 3 measurements. Occasionally, such as when an asset is held for sale, market prices are used. The Company believes its estimates and models used to determine fair value are similar to what a market participant would use.

The estimated undiscounted cash flows used to assess recoverability of long-lived assets and to measure the fair value of the Company’s mining operations are derived from current business plans, which are developed using short-term price forecasts reflective of the current price environment and management’s projections for long-term average metal prices. In addition to short- and long-term metal price assumptions, other assumptions include estimates of commodity-based and other input costs; proven and probable mineral reserves estimates, including the timing and cost to develop and produce the reserves; value beyond proven and probable estimates; estimated future closure costs; and the use of appropriate discount rates.

In estimating undiscounted cash flows, assets are grouped at the lowest level for which there are identifiable cash flows that are largely independent of undiscounted cash flows from other asset groups. The Company’s estimates of undiscounted cash flows are based on numerous assumptions and it is possible that actual cash flows will be significantly different than the estimates, as actual produced reserves, metal prices, commodity-based and other costs, and closure costs are each subject to significant risks and uncertainties.

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

Income and Mining Taxes

The Company accounts for income taxes using the liability method, recognizing certain temporary differences between the financial reporting basis of the Company’s liabilities and assets and the related income tax basis for such liabilities and assets. This method generates either a net deferred income tax liability or asset for the Company, as measured by the statutory tax rates in effect. The Company derives its deferred income tax charge or benefit by recording the change in either the net deferred income tax liability or asset balance for the year. Mining taxes represent state and provincial taxes levied on mining operations and are classified as income taxes. As such, taxes are based on a percentage of mining profits. With respect to the earnings that the Company derives from the operations of its consolidated subsidiaries, in those situations where the earnings are indefinitely reinvested, no deferred taxes have been provided on the unremitted earnings (including the excess of the carrying value of the net equity of such entities for financial reporting purposes over the tax basis of such equity) of these consolidated companies.

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

Reclamation and Remediation Costs

Reclamation obligations are recognized when incurred and recorded as liabilities at fair value. The liability is accreted over time through periodic charges to earnings. In addition, the asset retirement cost is capitalized as part of the asset’s carrying value and amortized over the life of the related asset. Reclamation costs are periodically adjusted to reflect changes in the estimated present value resulting from the passage of time and revisions to the estimates of either the timing or amount of the reclamation costs. The estimated reclamation obligation is based on when spending for an existing disturbance is expected to occur. Changes in reclamation estimates at non-operating mines are reflected in earnings in the period an estimate is revised. The Company reviews, on an annual basis, unless otherwise deemed necessary, the reclamation obligation at each mine site in accordance with ASC guidance for reclamation obligations.

Remediation costs are accrued based on management’s best estimate at the end of each period of the costs expected to be incurred at a site. Such cost estimates may include ongoing care, maintenance and monitoring costs. Changes in remediation estimates at inactive mines are reflected in earnings in the period an estimate is revised. Water treatment costs included in environmental remediation obligations are discounted to their present value as cash flows are readily estimable. All other costs of future expenditures for environmental remediation obligations are not discounted to their present value.

Foreign Currency

The functional currency for the majority of the Company’s operations, including the Australian operations, is the U.S. dollar. All monetary assets and liabilities where the functional currency is the U.S. dollar are translated at current exchange rates and the resulting adjustments are included in Other income, net. All assets and liabilities recorded in functional currencies other than U.S. dollars are translated at current exchange rates and the resulting adjustments are charged or credited directly to Accumulated other comprehensive income (loss) in Total equity. Revenues and expenses in foreign currencies are translated at the weighted average exchange rates for the period. The gains or losses on foreign currency rates on cash holdings in foreign currencies are included in Effect of exchange rate changes on cash in the Company’s Statements of Consolidated Cash Flows.

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions, except per share, per ounce and per pound amounts)

Derivative Instruments

Newmont has forward contracts designated as cash flow hedges in place to hedge against changes in foreign exchanges rates and diesel prices. The fair value of derivative contracts qualifying as cash flow hedges are reflected as assets or liabilities in the Consolidated Balance Sheets. To the extent these hedges are effective in offsetting forecasted cash flows from production costs (the “effective portion”), changes in fair value are deferred in Accumulated other comprehensive income (loss). Amounts deferred in Accumulated other comprehensive income (loss) are reclassified to income when the hedged transaction has occurred. The ineffective portion of the change in the fair value of the derivative is recorded in Other income, net in each period. Cash transactions related to the Company’s derivative contracts accounted for as hedges are classified in the same category as the item being hedged in the Statements of Consolidated Cash Flows.

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

Stock-Based Compensation

The Company records stock-based compensation awards exchanged for employee services at fair value on the date of the grant and expenses the awards in the Statements of Consolidated Operations over the requisite employee service period. The fair value of stock options is determined using the Black-Scholes valuation model. The fair value of restricted stock units (“RSUs”) and strategic stock units (“SSUs”) are based on the Newmont stock price on the date of grant. The fair value of performance leverage stock units (“PSUs”) is determined using a Monte Carlo simulation model. Stock-based compensation expense related to awards with a market or performance condition is generally recognized over the vesting period of the award utilizing the graded vesting method, while all other awards are recognized on a straight-line basis. The Company's estimates may be impacted by certain variables including, but not limited to, stock price volatility, employee stock option exercise behaviors, additional stock option grants, estimates of forfeitures, the Company's performance and related tax impacts.

Debt

The Company carries its Senior Notes at amortized cost.

Debt issuance costs and debt premiums and discounts, which are included in Debt, and unrealized gains or losses related to treasury rate lock contracts and forward starting swap contracts, which are included in Accumulated other comprehensive income, are amortized using the effective interest method over the terms of the respective Senior Notes as a component of Interest expense, net within the Statements of Consolidated Operations.

When repurchasing its debt, the Company records the resulting gain or loss as well as the accelerated portion of related debt issuance costs, related premiums and discounts, and any unrealized gains or losses from the associated treasury rate lock contracts and/or associated forward starting swap contracts in Other Income, net.

Net Income (Loss) per Common Share

Basic and diluted income per share are presented for Net income (loss) attributable to Newmont stockholders. Basic income per common share is computed by dividing income available to Newmont common stockholders by the weighted average number of common shares outstanding during the period. Diluted income per common share is computed similarly except that weighted average

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions, except per share, per ounce and per pound amounts)

common shares is increased to reflect all dilutive instruments, including employee stock awards and convertible debt instruments. The dilutive effects of Newmont’s dilutive securities are excluded from the calculation of diluted weighted average common shares outstanding if their effect would be anti-dilutive based on the treasury stock method or due to a net loss from continuing operations.

Comprehensive Income (Loss)

In addition to Net income (loss), Comprehensive income (loss) includes all changes in equity during a period, such as adjustments to minimum pension liabilities, foreign currency translation adjustments, the effective portion of changes in fair value of derivative instruments that qualify as cash flow hedges and cumulative unrecognized changes in fair value of marketable securities available for sale or other investments, except those resulting from investments by and distributions to owners.

Reclassifications

The Company has reclassified certain prior period amounts to conform to the 2016 presentation, including the following items:

The Company retrospectively adopted ASU No. 2015-03, which requires debt issuance costs to be presented as a deduction from the corresponding debt liability. Refer to Recently Adopted Accounting Pronouncements for further details.

The Company reclassified regional administrative and community development costs of $60 and $25 from Other expense, net to General and administrative and Costs applicable to sales, respectively, for the year ended December 31, 2015 and $52 and $38, respectively, for the year ended December 31, 2014.

Recently Adopted Accounting Pronouncements

Going Concern

In August 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-15 related to management’s going concern assumption. This update provides guidance about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related disclosures. The update is effective for the annual period ending after December 15, 2016. Adoption of this guidance, effective December 31, 2016, had no impact on the Consolidated Financial Statements or disclosures.

Employee benefit plan accounting

In July 2015, the FASB issued ASU No. 2015-12 related to defined benefit pension plans, defined contribution pension plans and health and welfare benefit plans. This update designates contract value as the only required measure for fully benefit-responsive investment contracts, simplifies and makes more effective the investment disclosure requirements for employee benefit plans and provides a simplified method for determining the measurement date for employee benefit plans. The update is effective in fiscal years, including interim periods, beginning after December 15, 2015. Adoption of this guidance, effective January 1, 2016, had no impact on the Consolidated Financial Statements or disclosures.

Fair value measurement

In May 2015, ASU No. 2015-07 was issued related to investments for which fair value is measured, or is eligible to be measured, using the net asset value per share practical expedient. This update removes the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share practical expedient. The amendment also removes certain disclosure requirements for these investments. This update is effective in fiscal years, including interim periods, beginning after December 15, 2015. Adoption of this guidance, effective January 1, 2016, had no impact on the Consolidated Financial Statements and impacts the annual disclosure related to pension plan assets measured at fair value by removing the requirement to disclose the fair value hierarchy.

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions, except per share, per ounce and per pound amounts)

Debt issuance costs

In April 2015, ASU No. 2015-03 was issued related to debt issuance costs. This update simplifies the presentation of debt issuance costs by requiring debt issuance costs to be presented as a deduction from the corresponding debt liability. The update is effective in fiscal years, including interim periods, beginning after December 15, 2015. The Company retrospectively adopted this guidance as of March 31, 2016. The Company reclassified $41 of debt issuance costs from Other non-current assets to Debt as of December 31, 2015. The December 31, 2015 balance sheet was adjusted as a result of the adoption of ASU No. 2015-03 as follows:

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

Recently Issued Accounting Pronouncements

Restricted Cash

In November 2016, ASU No. 2016-18 was issued related to the inclusion of restricted cash in the statement of cash flows. This new guidance requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents and amounts generally described as restricted cash or restricted cash equivalents. This update is effective in fiscal years, including interim periods, beginning after December 15, 2017 and early adoption is permitted. The adoption of this guidance will result in the inclusion of the restricted cash balances within the overall cash balance and removal of the changes in restricted cash activity, which are currently recognized in Other financing activities, on the Statements of Consolidated Cash Flows. Furthermore, an additional reconciliation will be required to reconcile Cash and cash equivalents and restricted cash reported within the Consolidated Balance Sheets to sum to the total shown in the Statements of Consolidated Cash Flows. The Company anticipates adopting this new guidance effective January 1, 2018.

Intra-Entity Transfers

In October 2016, ASU No. 2016-16 was issued related to the intra-entity transfers of assets other than inventory. This new guidance requires entities to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. This update is effective in fiscal years, including interim periods, beginning after December 15, 2017 and early adoption is permitted. The Company is currently evaluating this guidance and the impact it will have on the Consolidated Financial Statements and disclosures.

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

Stock-based compensation

In March 2016, ASU No. 2016-09 was issued related to stock-based compensation. The new guidance simplifies the accounting for stock-based compensation transactions, including income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. This update is effective in fiscal years, including interim periods, beginning after December 15, 2016 and early adoption is permitted. The Company does not expect the updated guidance to have a material impact on the Consolidated Financial Statements and disclosures.

Leases

In February 2016, ASU No. 2016-02 was issued related to leases. The new guidance modifies the classification criteria and requires lessees to recognize the assets and liabilities arising from most leases on the balance sheet. This update is effective in fiscal years, including interim periods, beginning after December 15, 2018 and early adoption is permitted. The Company is currently evaluating this guidance and the impact it will have on the Consolidated Financial Statements and disclosures.

Investments

In January 2016, ASU No. 2016-01 was issued related to financial instruments. The new guidance requires entities to measure equity investments that do not result in consolidation and are not accounted for under the equity method at fair value and recognize any changes in fair value in net income. This new guidance also updates certain disclosure requirements for these investments. This update is effective in fiscal years, including interim periods, beginning after December 15, 2017 and early adoption is not permitted. The Company does not expect the updated guidance to have a material impact on the Consolidated Financial Statements and disclosures.

Inventory

In July 2015, ASU No. 2015-11 was issued related to inventory, simplifying the subsequent measurement of inventories by replacing the lower of cost or market test with a lower of cost and net realizable value test. The update is effective in fiscal years, including interim periods, beginning after December 15, 2016 and early adoption is permitted. The Company does not expect the updated guidance to have an impact on the Consolidated Financial Statements or disclosures.

Revenue recognition

In May 2014, ASU No. 2014-09 was issued related to revenue from contracts with customers. This ASU was further amended in August 2015, March 2016, April 2016, May 2016 and December 2016 by ASU No. 2015-14, No. 2016-08, No. 2016-10, No. 2016-12 and No. 2016-20, respectively. The new standard provides a five-step approach to be applied to all contracts with customers and also requires expanded disclosures about revenue recognition. In August 2015, the effective date was deferred to reporting periods, including interim periods, beginning after December 15, 2017 and will be applied retrospectively. Early adoption is not permitted.

The Company is currently performing an assessment of the revised standard and impacts on the Company’s Consolidated Financial Statements and disclosures. To date, the Company has reviewed a sample of contracts that are representative of the current types of product sold. Management is still in the process of completing their assessment of the impacts; however, based on the sample

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions, except per share, per ounce and per pound amounts)

reviewed, anticipates the standard having a potential impact to the timing of revenue recognition due to a potential change in timing of when control is transferred to the customer. The Company continues to evaluate the potential impacts due to timing of revenue recognition, but does not expect it to have a material impact on the Consolidated Financial Statements. Additionally, the Company continues to assess the potential impacts on insurance payments, variable consideration on concentrate sales, and refining fee classifications under the new standard. Based on preliminary findings, the Company does not expect these areas to have a significant impact on revenue recognition. The Company expects to have an update to the impacts of the standard in the second quarter of 2017.

The Company anticipates adopting the new standard effective January 1, 2018. The guidance may be applied retrospectively for all periods presented or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application. The Company currently anticipates adopting the standard retrospectively with the cumulative effect of initially applying the amended guidance recognized at January 1, 2018.

NOTE 3     DISCONTINUED OPERATIONS

The details of our Net income (loss) from discontinued operations, net of tax are set forth below:

	Years Ended December 31,
	2016	2015	2014
Holt property royalty obligation	$(50)	$27	$(40)
Batu Hijau operations	517	418	(244)
Loss on sale of Batu Hijau	(600)	—	—
Net income (loss) from discontinued operations, net of tax	$(133)	$445	$(284)

The Batu Hijau Transaction

On November 2, 2016, Nusa Tenggara Partnership B.V. (owned 56.25% by the Company and 43.75% by Nusa Tenggara Mining Corporation, majority owned by Sumitomo Corporation) completed the sale and purchase agreement with PT Amman Mineral Internasional (“PTAMI”) to sell its 56% ownership interest in PTNNT, which operated the Batu Hijau copper and gold mine in Indonesia. In addition, NVL (USA) Limited (“NVL”), a wholly owned subsidiary of the Company, (i) sold a loan made to PT Pukuafu Indah (“PTPI”), secured by PTPI’s 17.8% interest in PTNNT, to PTAMI, and (ii) consented to PT Indonesia Masabaga Investama (“PTIMI”) selling its 2.2% interest in PTNNT to PTAMI with sale proceeds applied toward repayment of an NVL loan to PTIMI. Through these transactions, Newmont has effectively sold its 48.5% economic interest in PTNNT to PTAMI and has no remaining interest.

The sales proceeds received by the Company for its 48.5% economic interest in PTNNT includes $920 in cash attributable to Newmont that was received, as well as contingent payments totaling up to $403 attributable to Newmont. The contingent payments include (i) a Metal Price Upside deferred payment of up to $133, (ii) an Elang Development deferred payment of $118 and (iii) a Contingent Payment of up to $152. The contingent payment amounts are determined based on certain metal price, shipment or project development criteria, as described below.

The Metal Price Upside contingent payment of up to $133 is payable for any quarter in which the London Metal Exchange (“LME”) quarterly average copper price exceeds $3.75 per pound. It is calculated as 30% of the product of (i) the difference between the LME quarterly average copper price and $3.75 and (ii) 96.5% of the total pounds of copper contained in shipments of mineral products mined or produced from Batu Hijau that arrived in a buyers’ or customers’ designated port for delivery during the previous quarter. The Elang Development deferred payment totaling $118 is payable no later than the first anniversary of the first shipment of any form of saleable copper, gold or silver product produced from the Elang development area. The Contingent Payment of up to $152 is payable (i) as a payment of $76 if in any year after 2022 in which there is production from Phase 7 of the Batu Hijau mine and the LME annual average copper price is $2.75 or more per pound and (ii) if the full Contingent Payment amount has not already been paid, a payment of $76 in any year in which the LME annual average copper price in respect to such year is $3.25 or more per pound and after both the second anniversary of the first shipment of concentrate (or any other form of saleable copper, gold or silver product) produced from the Elang development area and December 31, 2023. The Company has considered the Contingent Payment and the

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions, except per share, per ounce and per pound amounts)

Elang Development deferred payment deeds to be derivatives under ASC 815 and they have been recorded at fair value of $13 as of December 31, 2016.

Newmont recognized a loss on sale of $600 in 2016, calculated using the gross cash proceeds of $920 and certain contingent payments deemed to be derivatives, less the carrying value of the PTNNT disposal group and selling costs.

Net income (loss) from discontinued operations, net of tax in the Statements of Consolidated Operations that relates to Batu Hijau consists of the following:

	Years Ended December 31,
	2016	2015	2014
Sales	$1,668	$1,644	$473

Costs and expenses
Costs applicable to sales (1)	668	772	585
Depreciation and amortization	134	137	141
Reclamation and remediation	14	13	12
Exploration	—	—	1
Advanced projects, research and development	2	7	2
General and administrative	10	6	8
Other expense (income), net	(1)	10	8
	827	945	757
Interest expense, net	(15)	(28)	(31)
Income (loss) before income and mining tax and other items	826	671	(315)
Income and mining tax benefit (expense)	(309)	(253)	71
Net income (loss) from discontinued operations	517	418	(244)
Loss on sale of Batu Hijau, net of tax	(600)	—	—
	(83)	418	(244)
Net loss (income) attributable to noncontrolling interests, net of tax	(274)	(224)	142
Net income (loss) from discontinued operations attributable to Newmont stockholders	$(357)	$194	$(102)

(1)	Excludes Depreciation and amortization and Reclamation and remediation.

The Statements of Consolidated Comprehensive Income (Loss) were not impacted by discontinued operations as PTNNT did not have any Other comprehensive income (loss).

Cash flows from Batu Hijau consist of the following:

	Years Ended December 31,
	2016	2015	2014
Net cash provided by operating activities	$880	$569	$28
Net cash used in investing activities	(46)	(90)	(70)
Net cash used in financing activities	(321)	(233)	(28)
Net cash provided by (used in) Batu Hijau discontinued operations	$513	$246	$(70)

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions, except per share, per ounce and per pound amounts)

The carrying amounts of Batu Hijau’s (i) major classes of assets and liabilities, which are presented as held for sale, and (ii) noncontrolling interests in the Consolidated Balance Sheets, are as follows:

At December 31,
2015
Assets
Cash and cash equivalents	$419
Trade receivables	179
Inventories	149
Stockpiles and ore on leach pads	114
Other current assets (1)	99
Current assets held for sale	$960

Property, plant and mine development, net	$1,093
Stockpiles and ore on leach pads	1,104
Other non-current assets	285
Non-current assets held for sale	$2,482

Liabilities
Debt	$140
Accounts payable	81
Employee-related benefits	15
Other current liabilities	53
Current liabilities held for sale	$289

Debt	$187
Reclamation and remediation liabilities	245
Deferred income tax liabilities	296
Employee-related benefits	28
Non-current liabilities held for sale	$756

Noncontrolling interests	$1,135

(1)

Other current assets include income tax receivables, other accounts receivable, prepaid assets, restricted assets and other current assets. In addition, there was $15 in Other current assets for settling reclamation obligations at December 31, 2015.

During the second quarter and third quarter of 2016, the Company paid $140 and $190, respectively, extinguishing the PTNNT revolving credit facility.

The Holt Royalty Obligation

Discontinued operations include a retained royalty obligation (“Holt”) to Holloway Mining Company. Holloway Mining Company, which owned the Holt-McDermott property, was sold to St. Andrew Goldfields Ltd. (“St. Andrew”) in 2006. St. Andrew was acquired by Kirkland Lake Gold Inc. in January 2016. In 2009, the Superior Court issued a decision finding Newmont Canada Corporation (“Newmont Canada”) liable for a sliding scale royalty on production from the Holt property, which Newmont Canada appealed. In May 2011, the Ontario Court of Appeal upheld the Superior Court ruling finding Newmont liable for the sliding scale royalty, which equals 0.013% of net smelter returns multiplied by the quarterly average gold price, minus a 0.013% of net smelter returns. There is no cap on the sliding scale royalty and it will increase or decrease with changes in gold price, discount rate and gold production scenarios. Refer to Note 16 for additional information on the Holt property royalty.

At December 31, 2016 and December 31, 2015, the estimated fair value of the Holt sliding scale royalty was $187 and $129, respectively. Changes to the estimated fair value resulting from periodic revaluations are recorded to Net income (loss) from discontinued operations, net of tax.  For the years ended  2016,  2015 and 2014, the Company recorded a gain (loss) of $(50),  $27 and

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions, except per share, per ounce and per pound amounts)

$(40), net of tax benefit (expense) of $19,  $(11) and $18, respectively, related to the Holt royalty obligation.  During 2016,  2015 and 2014, the Company paid $11,  $12 and $13, respectively, related to the Holt royalty obligation.

NOTE 4    BUSINESS ACQUISITION

On June 8, 2015, the Company announced an agreement with AngloGold Ashanti Limited to acquire 100% ownership in the Cripple Creek & Victor (“CC&V”) gold mining business in Colorado. CC&V is a surface mine with heap leach operations that provides ore to a crusher and leaching facilities. During 2015, the Company received $675 in net proceeds from a common stock issuance. Newmont used the proceeds, supplemented with cash from the Company’s balance sheet, to fund the acquisition. On August 3, 2015, the Company completed the acquisition of CC&V for $821, plus a 2.5% net smelter return royalty on future gold production from underground ore which had no fair value at the acquisition date. In connection with the acquisition, the Company incurred acquisition costs of $12 for the year ended December 31, 2015 which were recorded in Other expense, net.

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

The following table summarizes the final purchase price allocation for CC&V:

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

NOTE 5     SEGMENT INFORMATION

The Company has organized its operations into four geographic regions. The geographic regions include North America, South America, Asia Pacific and Africa and represent the Company’s operating segments. The results of these operating segments are reviewed by the Company’s chief operating decision maker to make decisions about resources to be allocated to the segments and assess their performance. As a result, these operating segments represent the Company’s reportable segments. Notwithstanding this structure, the Company internally reports information on a mine-by-mine basis for each mining operation and has chosen to disclose this information on the following tables. Income (loss) before income and mining tax and other items from reportable segments does not reflect general corporate expenses, interest (except project-specific interest) or income and mining taxes. Intercompany revenue and expense amounts have been eliminated within each segment in order to report on the basis that management uses internally for evaluating segment performance. Newmont’s business activities that are not considered operating segments are included in Corporate and Other. Although they are not required to be included in this footnote, they are provided for reconciliation purposes.

Segment results for the prior periods have been retrospectively revised to reflect the following changes:

•

In the first quarter of 2016, Merian was moved from Corporate and Other to the South America reportable segment as a result of the mine being included in the operating results and resource allocation of the South America segment. In October 2016, Merian reached commercial production.

•

In the second quarter of 2016, Long Canyon was moved from Other North America to its own line item to reflect progression of the project and how it is being reported internally. In November 2016, Long Canyon reached commercial production.

•

On November 2, 2016, the Company sold the Batu Hijau mine. Batu Hijau was removed from the Asia Pacific region and is presented as a discontinued operation in the Company’s Consolidated Financial Statements. For additional information regarding our discontinued operations, see Note 3.

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions, except per share, per ounce and per pound amounts)

Unless otherwise noted, we present only the reportable segments of our continuing operations in the tables below. The financial information relating to the Company’s segments is as follows:

				Advanced	Income (Loss)
		Costs	Depreciation	Projects, Research	before Income
		Applicable	and	and Development	and Mining Tax	Total	Capital
	Sales	to Sales	Amortization	and Exploration	and Other Items	Assets	Expenditures(1)
Year Ended December 31, 2016
Carlin	$1,182	$797	$200	$19	$144	$2,278	$173
Phoenix:
Gold	248	164	51
Copper	86	99	27
Total Phoenix	334	263	78	1	(20)	917	22
Twin Creeks	563	234	51	8	266	1,135	37
Long Canyon	27	4	5	20	(3)	1,123	119
CC&V	491	216	108	11	150	1,042	59
Other North America	—	—	1	12	(11)	696	9
North America	2,597	1,514	443	71	526	7,191	419

Yanacocha	792	525	275	35	(1,152)	1,549	83
Merian	117	34	12	24	46	984	221
Other South America	—	—	14	36	(55)	1,677	—
South America	909	559	301	95	(1,161)	4,210	304

Boddington:
Gold	973	530	110
Copper	164	126	24
Total Boddington	1,137	656	134	1	328	2,075	65
Tanami	575	238	82	13	242	621	145
Kalgoorlie	467	257	19	5	184	379	20
Other Asia Pacific	—	—	9	8	(25)	63	4
Asia Pacific	2,179	1,151	244	27	729	3,138	234

Ahafo	436	313	94	28	(8)	1,734	87
Akyem	590	235	127	8	214	1,232	22
Other Africa	—	—	1	2	(8)	2	—
Africa	1,026	548	222	38	198	2,968	109

Corporate and Other	—	—	10	51	(506)	3,524	11
Consolidated	$6,711	$3,772	$1,220	$282	$(214)	$21,031	$1,077

(1)	Includes a decrease in accrued capital expenditures of $56; consolidated capital expenditures on a cash basis were $1,133.

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions, except per share, per ounce and per pound amounts)

				Advanced	Income (Loss)
		Costs	Depreciation	Projects, Research	before Income
		Applicable	and	and Development	and Mining Tax	Total	Capital
	Sales	to Sales	Amortization	and Exploration	and Other Items	Assets	Expenditures(1)
Year Ended December 31, 2015
Carlin	$1,027	$790	$198	$16	$12	$2,240	$270
Phoenix:
Gold	221	163	42
Copper	109	91	21
Total Phoenix	330	254	63	3	(12)	1,002	25
Twin Creeks	551	246	51	8	240	1,141	48
Long Canyon	—	—	—	22	(22)	1,003	128
CC&V	91	44	19	3	23	1,043	66
Other North America	—	—	1	8	8	711	8
North America	1,999	1,334	332	60	249	7,140	545

Yanacocha	1,070	564	320	37	40	2,628	100
Merian	—	—	—	12	(12)	764	356
Other South America	—	—	14	46	(66)	1,688	—
South America	1,070	564	334	95	(38)	5,080	456

Boddington:
Gold	910	570	113
Copper	171	140	26
Total Boddington	1,081	710	139	3	222	2,066	58
Tanami	504	225	82	7	192	539	98
Waihi (2)	136	55	14	3	59	—	12
Kalgoorlie	360	272	21	3	65	391	21
Other Asia Pacific	—	—	16	5	(46)	71	5
Asia Pacific	2,081	1,262	272	21	492	3,067	194

Ahafo	387	206	53	24	74	1,752	92
Akyem	548	212	96	8	227	1,241	45
Other Africa	—	—	—	2	(13)	2	—
Africa	935	418	149	34	288	2,995	137

Corporate and Other (3)	—	—	15	72	(696)	6,848	38
Consolidated	$6,085	$3,578	$1,102	$282	$295	$25,130	$1,370

(1)	Includes an increase in accrued capital expenditures of $59; consolidated capital expenditures on a cash basis were $1,311.
(2)	On October 29, 2015, the Company sold the Waihi mine.
(3)	Total assets for Corporate and Other include assets held for sale related to our discontinued operations. See Note 3 for additional information regarding our discontinued operations.

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions, except per share, per ounce and per pound amounts)

				Advanced	Income (Loss)
		Costs	Depreciation	Projects, Research	before Income
		Applicable	and	and Development	and Mining Tax	Total	Capital
	Sales	to Sales	Amortization	and Exploration	and Other Items	Assets	Expenditures(1)
Year Ended December 31, 2014
Carlin	$1,143	$795	$162	$22	$147	$2,147	$251
Phoenix:
Gold	271	160	35
Copper	134	108	18
Total Phoenix	405	268	53	6	65	1,040	32
Twin Creeks	509	207	43	5	295	1,110	112
Long Canyon	—	—	—	12	(12)	872	20
La Herradura (2)	152	89	29	12	54	—	23
Other North America	—	—	—	13	(4)	724	3
North America	2,209	1,359	287	70	545	5,893	441

Yanacocha	1,210	680	338	32	89	2,795	83
Merian	—	—	—	13	(16)	302	82
Other South America	—	—	—	41	(57)	1,706	37
South America	1,210	680	338	86	16	4,803	202

Boddington:
Gold	867	587	104
Copper	173	159	25
Total Boddington	1,040	746	129	—	167	2,271	87
Tanami	437	253	72	10	104	530	90
Jundee (3)	181	86	34	1	83	—	15
Waihi	167	78	24	7	58	123	20
Kalgoorlie	409	285	18	5	105	418	33
Other Asia Pacific	—	—	17	5	(77)	150	6
Asia Pacific	2,234	1,448	294	28	440	3,492	251

Ahafo	569	253	62	27	221	1,755	104
Akyem	597	179	86	—	323	1,300	26
Other Africa	—	—	—	8	(14)	2	—
Africa	1,166	432	148	35	530	3,057	130

Corporate and Other (4)	—	—	21	103	(710)	7,613	15
Consolidated	$6,819	$3,919	$1,088	$322	$821	$24,858	$1,039

(1)	Accrual basis includes a decrease in accrued capital expenditures of $1; consolidated capital expenditures on a cash basis were $1,040.
(2)	On October 6, 2014, the Company sold its 44% interest in La Herradura.
(3)	On July 1, 2014, the Company sold the Jundee mine.
(4)	Total assets for Corporate and Other include assets held for sale related to our discontinued operations. See Note 3 for additional information regarding our discontinued operations.

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions, except per share, per ounce and per pound amounts)

Revenues from sales attributed to countries based on the customer’s location were as follows:

	Years Ended December 31,
	2016	2015	2014
United Kingdom	$5,413	$4,954	$5,542
Korea	298	334	216
Philippines	283	208	290
Germany	191	166	198
Switzerland	148	39	38
Canada	124	104	138
United States	70	69	64
Japan	59	111	125
Mexico	—	—	152
Other	125	100	56
	$6,711	$6,085	$6,819

As gold can be sold through numerous gold market traders worldwide, the Company is not economically dependent on a limited number of customers for the sale of its product. In 2016, sales to Toronto Dominion Bank were $1,829 (27%), JPMorgan Chase were $1,471 (22%),  Bank of Nova Scotia were $1,067 (16%) and HSBC were $952 (14%) of total gold sales. In 2015,  sales to Bank of Nova Scotia were $1,074 (14%) and Credit Agricole Corporate and Investment  $762 (10%) of total gold sales. In 2014,  sales to Bank of Nova Scotia were $1,514 (23%) and Barclays were $1,098 (17%) of total gold sales.

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

Long-lived assets, excluding deferred tax assets, investments, restricted assets and assets held for sale, were as follows:

	At December 31,
	2016	2015
United States	$6,625	$6,618
Australia	2,753	2,739
Ghana	2,423	2,526
Peru	2,109	2,980
Suriname	818	614
Other	—	6
	$14,728	$15,483

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

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions, except per share, per ounce and per pound amounts)

The Company is conducting a comprehensive study of the current Yanacocha long-term mining and closure plans as part of the requirement to submit an updated closure plan to Peruvian regulators every five years. The revised closure plan will be submitted to Peruvian regulators in the second half of 2017. The revised closure plan may require the Company to provide additional reclamation bonding for Yanacocha.

On December 7, 2016, the Company presented its current assessment of the Yanacocha closure plan to the Board of Directors after completing its review of preliminary changes to the Yanacocha closure plan based on revised long-term mining plans, the study work completed to date and in connection with the Company’s annual process to evaluate and update all asset retirement obligations. As a result, the Company recorded an increase to the reclamation obligation at Yanacocha of $425. This increase to the reclamation obligation resulted in an increase to the recorded asset retirement cost asset of $348 related to the producing portions of the mine and a non-cash charge to reclamation expense for the quarter ended December 31, 2016 of $77 related to the areas of Yanacocha’s operations no longer in production. The increase to the reclamation obligation is primarily due to higher estimated long-term water management costs, heap leach earthworks and related support activities.

The Company determined that an impairment indicator existed as a result of the updated Yanacocha long-term mining and closure plans and the related increases in estimated future closure costs that resulted in the increase to the asset retirement cost asset. As such, Yanacocha’s long-lived assets were tested for recoverability and an assessment of impairment was performed, which resulted in a non-cash impairment charge of $970. See Note 7 for further information regarding the impairment of long-lived assets recorded for Yanacocha as of December 31, 2016.

The Company’s Reclamation and remediation expense consisted of:

	Years Ended December 31,
	2016	2015	2014
Reclamation	$83	$5	$19
Reclamation Accretion	75	74	64
	158	79	83

Remediation	16	170	55
Remediation Accretion	5	4	4
	21	174	59
	$179	$253	$142

Reclamation expense increased in 2016 compared to 2015, primarily due to the revision in Yanacocha’s closure plan related to operations no longer in production. Reclamation expense decreased in 2015 compared to 2014, primarily due to  a delay in estimated spend to future periods at Yanacocha compared to previous estimates.

Remediation expense decreased in 2016 compared to 2015, primarily due to the increased costs in the prior year related to the Midnite mine. Remediation expense increased in 2015 compared to 2014, primarily due to increased costs from revised estimates to the remediation plan of the Midnite mine in Washington State. Refer to Note 29 for further information regarding the Midnite mine.

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions, except per share, per ounce and per pound amounts)

The following is a reconciliation of Reclamation and remediation obligations:

	Reclamation	Remediation	Total
Balance at January 1, 2015	$1,304	$192	$1,496
Additions, changes in estimates and other	(89)	163	74
Acquisitions and divestitures	32	—	32
Payments and other	(21)	(41)	(62)
Accretion expense	74	4	78
Balance December 31, 2015	1,300	318	1,618
Additions, changes in estimates and other	441	5	446
Payments and other	(24)	(30)	(54)
Accretion expense	75	5	80
Balance December 31, 2016	$1,792	$298	$2,090

The current portion of reclamation was $28 and $29 at December 31, 2016 and 2015, respectively, and is included in Other current liabilities. The current portion of remediation was $33 and $34 at December 31, 2016 and 2015, respectively, and is included in Other current liabilities. At December 31, 2016 and 2015,  $1,792 and $1,300, respectively, were accrued for reclamation obligations relating to operating properties. In addition, the Company is involved in several matters concerning environmental remediation obligations associated with former, primarily historic, mining activities. Generally, these matters concern developing and implementing remediation plans at the various sites involved. At December 31, 2016 and 2015,  $298 and $318, respectively, were accrued for such environmental remediation obligations. As of December 31, 2016 and 2015, environmental remediation liabilities for historic mining operations were lower by $66 and $60, respectively, as a result of discounting water treatment costs using discount rates ranging between 2% and 6% and between 2% and 7%, respectively.

Additions, changes in estimates and other,  increased the reclamation obligations by $441 in 2016,  primarily due to the revision in Yanacocha’s closure plan outlined above. The reclamation obligations were reduced by $89 in 2015, due to decreases at Boddington resulting from updated reclamation plans, the derecognition of obligations related to the Hope Bay Project from the deconsolidation of TMAC Resources, Inc. (“TMAC”), and lower equipment and water costs at Nevada operations, partially offset by additional disturbance at Akyem due to ongoing mining.

Additions of $5 in 2016 for remediation obligations were primarily related to the Con mine. Additions of $163 in 2015 for remediation obligations were primarily related to revised estimates of the Midnite mine remediation plan.

Acquisitions and divestitures, net increased reclamation obligations $32 in 2015, due to the acquisition of CC&V which added $63, partially offset by the divestment of Waihi. Refer to Note 4 for more information on the CC&V acquisition.

Non-current restricted assets held for purposes of settling asset retirement obligations were $66 and $65, at December 31, 2016 and 2015, respectively. Of the amount in 2016,  $43 is related to the Midnite mine in Washington State, $14 is related to the Ahafo and Akyem mines in Ghana, Africa, and $9 is related to the Con mine in Yellowknife, NWT, Canada. Of the amount in 2015,  $43 is related to the Midnite mine, $13 is related to the Ahafo and Akyem mines and $9 is related to the Con mine.

Included in Investments at December 31, 2016 and 2015, are $20 of non-current equity securities, which are legally pledged for purposes of settling reclamation and remediation obligations related to the San Jose Reservoir in Yanacocha and for various locations in Nevada.

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions, except per share, per ounce and per pound amounts)

NOTE 7    IMPAIRMENT OF LONG-LIVED ASSETS

	Years Ended December 31,
	2016	2015	2014
Long-lived assets
North America	$1	$—	$5
South America	976	44	13
Africa	—	6	—
Corporate and Other	—	6	8
	$977	$56	$26

Impairment of long-lived assets totaled $977,  $56 and $26 in 2016,  2015 and 2014, respectively. The 2016 impairments were primarily related to Yanacocha, reported in the South America segment. The Company determined that an impairment indicator existed as a result of the updated Yanacocha long-term mining and closure plans that resulted in an increase to the asset retirement obligations and related asset. As a result of the impairment indicator, a recoverability test was performed and the Company concluded the Property, plant and mine development, net at Yanacocha was impaired. The Company measured the impairment by comparing the total fair value of existing operations using the income approach and the fair value of exploration potential using the income and market approach to the carrying value of the corresponding assets. Refer to Note 16, Fair Value Accounting, for detail of the assumptions used in the determination of the fair value of the long-lived assets tested for impairment. As a result, a non-cash impairment charge of $970 was recorded during the fourth quarter of 2016. For further information regarding management’s assessment of the Yanacocha closure plan, see Note 6.

The 2015 impairments were primarily related to assets in South America, non-essential equipment unrelated to operations at Corporate and Other and an intangible asset in Africa.

The 2014 impairments were primarily related to non-essential equipment at Carlin and Phoenix in North America, Corporate and Other and South America, specifically for certain assets at Conga that have been sold.

NOTE 8     OTHER EXPENSE, NET

	Years Ended December 31,
	2016	2015	2014
Restructuring and other	$32	$34	$40
Acquisition costs	10	19	—
Western Australia power plant	2	10	13
Ghana Investment Agreement	—	27	—
Other	14	26	39
	$58	$116	$92

NOTE 9     OTHER INCOME, NET

	Years Ended December 31,
	2016	2015	2014
Gain on asset and investment sales, net	$108	$118	$126
Foreign currency exchange, net	(9)	31	6
Charges from debt extinguishment	(55)	—	—
Gain on deconsolidation of TMAC	—	76	—
Refinery income, net	—	9	26
Impairment of investments	—	(115)	(21)
Other	25	16	21
	$69	$135	$158

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions, except per share, per ounce and per pound amounts)

During the first quarter of 2016, the Company recorded a gain of $103 on the sale of its investment in Regis Resources Ltd. (“Regis”). During the third quarter of 2016, the Company recorded income associated with contingent consideration of certain properties in our North America segment sold in 2015. During the first quarter of 2015, the Company recorded gains from land sales of Hemlo mineral rights in Canada and the Relief Canyon mine in Nevada. During the third quarter of 2015, the Company recorded a gain of $53 related to the sale of its 60.64% ownership interest in European Gold Refinery Holdings (“EGR”). During the fourth quarter of 2015, the Company recorded a gain related to the sale of Waihi. During 2014, the Company recorded gains on the sale of Midas, Jundee and McCoy Cove and a gain on the sale of Conga equipment.

In 2016, the Company recorded charges of $55 from (i) the debt tender offer on its 2019 Senior Notes and 2039 Senior Notes during the first quarter of 2016 and (ii) the extinguishment of its 2022 Senior Notes and associated forward starting swaps, reclassified from Other Comprehensive Income (Loss), during the fourth quarter of 2016.

During the third quarter of 2015, Newmont determined that TMAC should no longer be considered a variable interest entity. As a result, Newmont deconsolidated the assets, liabilities and noncontrolling interest related to TMAC for a gain of $76. For further details regarding our investment in TMAC, see Note 18.

In 2015, the Company recognized investment impairments for other-than-temporary declines in value of $115, primarily related to holdings of Regis for $72, Gabriel Resources Ltd. for $24, Pilot Gold for $8 and UltraGold for $7. In 2014, the Company recognized investment impairments for other-than-temporary declines in value of $21, primarily related to holdings of Regis for $12 and cost investments for $4.

NOTE 10     INCOME AND MINING TAXES

The Company’s Income and mining tax benefit (expense) consisted of:

	Years Ended December 31,
	2016	2015	2014
Current:
United States	$101	$18	$(80)
Foreign	(230)	(211)	(201)
	(129)	(193)	(281)
Deferred:
United States	(547)	54	131
Foreign	113	(252)	(54)
	(434)	(198)	77
	$(563)	$(391)	$(204)

The Company’s Income (loss) before income and mining tax and other items consisted of:

	Years Ended December 31,
	2016	2015	2014
United States	$(4)	$(283)	$490
Foreign	(210)	578	331
	$(214)	$295	$821

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions, except per share, per ounce and per pound amounts)

The Company’s Income and mining tax benefit (expense) differed from the amounts computed by applying the United States statutory corporate income tax rate for the following reasons:

	Years Ended December 31,
	2016		2015		2014
Income (loss) before income and mining tax and other items		$(214)		$295		$821

Tax at statutory rate	35%	$75	35%	$(103)	35%	$(287)
Reconciling items:
Percentage depletion	40	85	(19)	56	(15)	122
Change in valuation allowance on deferred tax assets	(226)	(485)	51	(153)	0	(3)
Mining and other taxes	(29)	(61)	20	(58)	4	(34)
U.S. tax effect of noncontrolling interest attributable to non-U.S. investees	(100)	(213)	41	(120)	3	(25)
Tax impact on sale of assets	17	36	7	(20)	(8)	65
Effect of foreign earnings, net of credits	—	—	(6)	19	3	(20)
Other	—	—	4	(12)	3	(22)
Income and mining tax expense	(263)%	$(563)	133%	$(391)	25%	$(204)

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

On the basis of available information at December 31, 2016, the Company has provided a valuation allowance for certain deferred tax assets where the Company believes it is more likely than not that some portion or all of such assets will not be realized. The valuation allowance totaled $3,844 at December 31, 2016, and $2,735 at December 31, 2015. Changes in the Company’s U.S. foreign tax credits, U.S. alternative minimum tax credits, U.S. capital losses, and the Company’s U.S. investment in Yanacocha will impact the effective tax rate. Changes in valuation allowance for other items such as depreciation in marketable securities are reflected in Other comprehensive income (loss). Other changes, such as those that relate to Peruvian asset impairments and certain Australian operating assets have no impact on the Consolidated Financial Statements due to the tax accounting treatment of non-U.S. entities that are disregarded for U.S. income tax purposes.

Mining taxes in Nevada, Peru and Australia represent state and provincial taxes levied on mining operations and are classified as income taxes as such taxes are based on a percentage of mining profits.

The Company consolidates certain subsidiaries of which it does not own 100% of the outstanding equity. However, for tax purposes, the Company is only responsible for the income taxes on the portion of the taxable earnings attributable to its ownership interest of each consolidated entity. There was an additional valuation allowance placed on the net deferred tax assets of Yanacocha. The increase of the tax effect of noncontrolling interest is a result of these valuation allowances.

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions, except per share, per ounce and per pound amounts)

Components of the Company's deferred income tax assets (liabilities) are as follows:

	At December 31,
	2016	2015
Deferred income tax assets:
Property, plant and mine development	$1,109	$740
Inventory	72	351
Reclamation and remediation	339	373
Net operating losses, capital losses and tax credits	2,226	1,697
Investment in partnerships and subsidiaries	909	544
Employee-related benefits	374	363
Derivative instruments and unrealized loss on investments	187	370
Other	229	219
	5,445	4,657
Valuation allowances	(3,844)	(2,735)
	$1,601	$1,922
Deferred income tax liabilities:
Property, plant and mine development	$(639)	$(535)
Inventory	(167)	(203)
Net undistributed earnings of subsidiaries	(6)	—
Derivative instruments and unrealized gain on investments	(4)	—
Other	(46)	(10)
	(862)	(748)
Net deferred income tax assets (liabilities)	$739	$1,174

These amounts reflect the classification and presentation that is reported for each tax jurisdiction in which the Company operates.

Net deferred income tax assets and liabilities consist of:

	At December 31,
	2016	2015
Current deferred income tax assets	$—	$—
Non-current deferred income tax assets	1,331	1,712
Current deferred income tax liabilities	—	—
Non-current deferred income tax liabilities	(592)	(538)
	$739	$1,174

Company’s Unrecognized Tax Benefits

At December 31, 2016,  2015 and 2014, the Company had $68,  $62 and $394 of total gross unrecognized tax benefits, respectively. The additions to the unrecognized tax benefits in 2016 is a result of changes to positions in previously open tax years in the United States. The settlement of $23 in 2016 was related to a payment made to the Canadian Revenue Authority. A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows:

	2016	2015	2014
Total amount of gross unrecognized tax benefits at beginning of year	$62	$394	$320
Additions for tax positions of prior years	48	(24)	98
Reductions due to settlements with taxing authorities	(23)	(302)	(10)
Reductions due to lapse of statute of limitations	(19)	(6)	(14)
Total amount of gross unrecognized tax benefits at end of year	$68	$62	$394

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions, except per share, per ounce and per pound amounts)

At December 31, 2016,  2015 and 2014,  $64,  $35 and $91, respectively, represent the amount of unrecognized tax benefits that, if recognized, would impact the Company’s effective income tax rate.

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

The Company and/or subsidiaries file income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. Federal, state and local, and non-U.S. income tax examinations by tax authorities for years before 2011. As a result of (i) statute of limitations that will begin to expire within the next 12 months in various jurisdictions, and (ii) possible settlements of audit-related issues with taxing authorities in various jurisdictions, the Company believes that it is reasonably possible that the total amount of its unrecognized income tax liability will decrease between $3 to $8 in the next 12 months.

The Company’s practice is to recognize interest and/or penalties related to unrecognized tax benefits as part of its income and mining tax expense. At December 31, 2016 and 2015, the total amount of accrued income-tax-related interest and penalties included in the Consolidated Balance Sheets was $16 and $16, respectively. During 2016,  2015, and 2014 the Company accrued $-,  released $1, and accrued $5 of interest and penalties, respectively, through the Statements of Consolidated Income.

Valuation of Deferred Tax Assets

The United States and Australia are not in a cumulative three year historical loss as write-downs that occurred at Boddington and Long Canyon in 2013 are no longer included in the analysis. Other available positive and negative evidence was considered in our analysis. This analysis, which incorporated  recent earnings history and forecasted future results, driven by its existing reserves and the forecasted long-term commodity prices, points to the full realization of those deferred tax assets not previously subject to a valuation allowance with one exception. That exception is the U.S. deferred tax asset related to the investment in Yanacocha. It was determined that a full valuation allowance against this deferred tax asset was necessary in the amount of $290. The Company continues to believe it is more likely than not that other net deferred tax assets that do not currently carry a valuation allowance in the United States and Australia will be fully realized in the future. Accordingly, a valuation allowance related to those net deferred tax assets is not required.

A similar analysis was conducted in Peru. Based upon the same factors above and the declining production profile at Yanacocha, it is more likely than not that the net deferred tax assets in Peru will not be realized in the future. Accordingly, an additional valuation allowance of $402 on these assets was recognized at December 31, 2016.

No corresponding deferred income tax benefit is recognized with respect to losses incurred and no corresponding deferred income tax expense is recognized with respect to earnings generated in jurisdictions with a valuation allowance. This causes variability in the effective tax rate. Changes in the valuation allowance in Peru, and in the US related to the investment in Peru, will continue to be recorded until the Company determines that it is more likely than not that the net deferred tax assets will be realized. If Peruvian operating results improve on a sustained basis, or if certain tax planning strategies are implemented, conclusions could

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions, except per share, per ounce and per pound amounts)

change, possibly resulting in a future decrease of the valuation allowance. This could have a significant impact on income tax expense in the period the valuation allowance is decreased and in subsequent periods.

The Company determined that the realization of deferred tax assets related to certain carry forwards such as tax losses and tax pools in Canada, capital losses in the U.S. and Australia and foreign tax credits and alternative minimum tax credits in the U.S., does not meet the more likely than not standard. Accordingly, these assets continue to be subject to a valuation allowance. At December 31, 2016, the valuation allowance related to these assets was $2,754. Realization is dependent not only on generating sufficient taxable income in the period that net deferred tax assets reverse but also on the character/classification of that income. During 2016, the Company completed transactions that created significant capital losses and some offsetting capital gains; an additional valuation allowance was placed on the created net capital loss carry forward. The Company also made tax elections which utilized foreign tax credits and alternative minimum tax credits.

Refer to Note 2 for additional risk factors that could impact the Company’s ability to realize the deferred tax assets.

Tax Loss Carryforwards, Foreign Tax Credits, and AMT Credits

At December 31, 2016 and 2015, the Company had (i) $216 and $1,086 of net operating loss carry forwards, respectively; and (ii) $837 and $524 of tax credit carry forwards, respectively. At December 31, 2016 and 2015,  $134 and $432, respectively, of net operating loss carry forwards are attributable to operations in Australia and France for which current tax law provides no expiration period. The remaining net operating loss carry forward at Canada will expire by 2036. Valuation allowances have been recorded on net operating loss carry forwards where the Company believes, based on the available evidence, it is more likely than not that the net operating losses will not be realized.

Tax credit carry forwards for 2016 and 2015 of $779 and $433 consist of foreign tax credits available in the United States; substantially all such credits not utilized will expire at the end of 2026. Other credit carry forwards at the end of 2016 and 2015 in the amounts of $58 and $92, respectively, represent alternative minimum tax credits attributable to the Company’s U.S. operations for which the current tax law provides no period of expiration.

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

Alternative minimum tax credits are utilized to the extent the Company incurs U.S. regular income tax in excess of U.S. alternative minimum tax. These credits carry forward indefinitely. The Company made a tax election for December 31, 2016 which allowed it to utilize a portion of its AMT credit carry forward. Therefore, the valuation allowance on the AMT credit carry forward decreased by $36 related to the tax election. However, based upon long range income forecasts, the Company is not expected to incur regular tax in excess of alternative minimum tax in any given year. Accordingly, a valuation allowance has been established on the remaining AMT credit carry forward.

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

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions, except per share, per ounce and per pound amounts)

NOTE 11   EQUITY INCOME (LOSS) OF AFFILIATES

	Years Ended December 31,
	2016	2015	2014
Novo Resources Corporation	$—	$1	$—
Minera La Zanja S.R.L.	—	(30)	7
Euronimba Ltd.	(6)	(9)	(11)
TMAC	(7)	(7)	—
	$(13)	$(45)	$(4)

Novo Resources Corporation

In September 2016, Novo Resources Corp. (“Novo”) issued 765,115 common shares to Talga Resources Ltd. for payment of the purchase price for certain projects. As a result, Newmont now accounts for its investment in Novo at fair value as it no longer qualifies as an equity method investment. For a more detailed discussion, see Note 18.

Minera La Zanja S.R.L.

Newmont holds a 46.94% interest in Minera La Zanja, S.R.L. (“La Zanja”), a gold project near the city of Cajamarca, Peru. The remaining interest is held by Buenaventura. The mine commenced operations in September 2011 and is operated by Compañia de Minas Buenaventura, S.A.A. (“Buenaventura”).

Euronimba Ltd.

Newmont holds a 43.50% interest in Euronimba Ltd. (“Euronimba”), with the remaining interests held by BHP Billiton (43.50%) and Areva (13%). Euronimba owns 95% of the Nimba iron ore project located in the Republic of Guinea.

TMAC

Newmont holds a 29.00% interest in TMAC. Refer to Note 18 for additional information.

NOTE 12     NET INCOME (LOSS) ATTRIBUTABLE TO NONCONTROLLING INTERESTS

	Years Ended December 31,
	2016	2015	2014
Yanacocha	$(579)	$(126)	$(16)
Merian	10	(3)	—
Other	(1)	(11)	(21)
	$(570)	$(140)	$(37)

Newmont has a 51.35% ownership interest in Yanacocha, with the remaining interests held by Buenaventura (43.65%) and the International Finance Corporation (5%). Newmont consolidates Yanacocha in its Consolidated Financial Statements due to a majority voting interest.

Newmont has a 75% economic interest in Merian, with the remaining interests held by Staatsolie (a company wholly owned by the Republic of Suriname). Newmont consolidates Merian in its Consolidated Financial Statements as the primary beneficiary in the variable interest entity. Newmont consolidates Merian through Suriname, LLC (formerly known as Surgold), a company wholly owned by Newmont. Merian reached commercial production in October 2016.

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions, except per share, per ounce and per pound amounts)

According to the terms of the partnership agreement, Staatsolie would receive metal in kind for its 25% interest. In the fourth quarter of 2016, Staatsolie and Newmont signed a letter of intent to amend the distribution model outlined in the partnership agreement and allowed Merian to sell 100% of the gold produced and make cash distributions in lieu of in-kind distributions to Staatsolie.

Other primarily consists of TMAC for 2015 and 2014. Newmont has a 29.00% ownership interest in TMAC, with the remaining interests held by TMAC management and various outside investors. In the third quarter of 2015, Newmont deconsolidated TMAC and now our retained investment in TMAC is accounted for as an equity method investment. Refer to Note 2 and Note 18 for additional information.

Refer to Note 3 for information regarding noncontrolling interest related to discontinued operations.

The following summarizes the consolidated assets and liabilities of Suriname Gold Project CV.

	At December 31,	At December 31,
	2016	2015
Current assets:
Cash and cash equivalents	$50	$16
Other current assets (1)	117	23
	167	39
Non-current assets:
Property, plant and mine development, net	754	564
Total assets	$921	$603

Current liabilities:
Other current liabilities (2)	$43	$35
	43	35
Non-current liabilities:
Reclamation and remediation liabilities	11	8
Total liabilities	$54	$43

(1)	Other current assets include Other accounts receivables, Inventories, Stockpiles and ore on leach pads, Deferred income tax assets and Other current assets.
(2)	Other current liabilities include Employee-related benefits and Other current liabilities.

NOTE 13    NEWMONT EQUITY AND INCOME (LOSS) PER SHARE

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

	Years Ended December 31,
	2016	2015	2014
Net income (loss) attributable to Newmont stockholders:
Continuing operations	$(220)	$(1)	$650
Discontinued operations	(407)	221	(142)
	$(627)	$220	$508

Weighted average common shares (millions):
Basic	530	516	499
Effect of employee stock-based awards	2	—	—
Diluted	532	516	499

Income (loss) per common share:
Basic:
Continuing operations	$(0.41)	$—	$1.30
Discontinued operations	(0.77)	0.43	(0.28)
	$(1.18)	$0.43	$1.02
Diluted:
Continuing operations	$(0.41)	$—	$1.30
Discontinued operations	(0.77)	0.43	(0.28)
	$(1.18)	$0.43	$1.02

The Company reported a loss from continuing operations attributable to Newmont stockholders for the year ended December 31, 2016. Therefore, the potentially dilutive effect at December 31, 2016 was not included in the computation of diluted loss per common share attributable to Newmont stockholders because their inclusion would have been anti-dilutive to the computation.

Options to purchase approximately 2 and 3 million shares of common stock for the years ended December 31, 2015 and 2014, respectively, were excluded from the computation of diluted weighted average common shares because their effect would have been anti-dilutive.

In July 2007, Newmont issued $1,150 of Convertible Senior Notes due in 2014 and 2017, each with a principal amount of $575 that, if converted in the future, may have a dilutive effect on the Company’s weighted average number of common shares. The 2014 Notes were retired on July 15, 2014. The 2017 Notes are convertible, at the holder’s option, equivalent to a conversion price of $45.08  (12,755,102 shares of common stock) per share of common stock. Under the convertible note indenture, Newmont is required to settle the principal amount of the Convertible Senior Notes in cash and may elect to settle the remaining conversion obligation (Newmont average share price in excess of the conversion price), if any, in cash, shares or a combination thereof. The effect of contingently convertible instruments on diluted earnings per share is calculated under the net share settlement method in accordance with ASC guidance. The conversion price for the notes exceeded the Company’s share price for the years ended December 31, 2016, 2015, and 2014; therefore, no additional shares were included in the computation of diluted weighted average common shares.

In connection with the 2007 Convertible Senior Notes offering, the Company entered into Call Spread Transactions which included the purchase of call options and the sale of warrants. As a result of the Call Spread Transactions, the conversion price of $45.08 was effectively increased to $58.80. Should the warrant transactions become dilutive to the Company’s earnings per share

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions, except per share, per ounce and per pound amounts)

(Newmont’s average share price exceeds $58.80) the effect of the warrant transactions on diluted earnings per share will be calculated in accordance with the net share settlement method.

NOTE 14    EMPLOYEE-RELATED BENEFITS

	At December 31,
	2016	2015
Current:
Accrued payroll and withholding taxes	$262	$236
Peruvian workers’ participation	13	20
Employee pension benefits	12	3
Other post-retirement plans	4	4
Accrued severance	2	2
Other employee-related payables	11	13
	$304	$278
Non-current:
Employee pension benefits	$180	$185
Accrued severance	140	125
Other post-retirement benefit plans	80	88
Other employee-related payables	11	11
	$411	$409

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

In June 2015, the Company announced it amended its Post-Retirement Medical and Life Insurance Plan and re-measured its other post-retirement benefit plan liability resulting in a decrease of $52 ($34 net of tax).

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions, except per share, per ounce and per pound amounts)

The following tables provide a reconciliation of changes in the plans’ benefit obligations and assets’ fair values for 2016 and 2015:

	Pension Benefits		Other Benefits
	2016	2015	2016	2015
Change in benefit obligation:
Benefit obligation at beginning of year	$948	$962	$92	$149
Service cost	28	30	2	3
Interest cost	45	41	4	5
Actuarial loss (gain)	60	(50)	(11)	(22)
Amendments	2	—	—	(39)
Settlement payments	(11)	(4)	—	—
Benefits paid	(47)	(31)	(3)	(4)
Projected benefit obligation at end of year	$1,025	$948	N/A	N/A
Accumulated benefit obligation	$1,010	$934	$84	$92
Change in fair value of assets:
Fair value of assets at beginning of year	$760	$766	$—	$—
Actual return on plan assets	59	(16)	—	—
Employer contributions	72	45	3	4
Settlement payments	(11)	(4)	—	—
Benefits paid	(47)	(31)	(3)	(4)
Fair value of assets at end of year	$833	$760	$—	$—
Unfunded status, net	$192	$188	$84	$92

The Company’s qualified pension plans are funded with cash contributions in compliance with Internal Revenue Service rules and regulations. The Company’s non-qualified and other benefit plans are currently not funded, but exist as general corporate obligations. The information contained in the above tables presents the combined funded status of qualified and non-qualified plans. The Company reviews its retirement benefit programs on a regular basis and will consider market conditions and the funded status of its qualified pension plans in determining whether additional contributions are appropriate in calendar year 2017.

The following table provides the net pension and other benefits amounts recognized in the Consolidated Balance Sheets at December 31:

	Pension Benefits		Other Benefits
	2016	2015	2016	2015
Accrued employee benefit liability	$192	$188	$84	$92
Accumulated other comprehensive income (loss):
Net actuarial gain (loss)	(446)	(426)	18	7
Prior service credit (cost)	54	64	32	38
	(392)	(362)	50	45
Less: Income taxes	138	127	(18)	(16)
	$(254)	$(235)	$32	$29

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions, except per share, per ounce and per pound amounts)

The following table provides components of the net periodic pension and other benefits costs for the years ended December 31:

	Pension Benefit Costs			Other Benefit Costs
	2016	2015	2014	2016	2015	2014
Service cost	$28	$30	$25	$2	$3	$3
Interest cost	45	41	38	4	5	6
Expected return on plan assets	(58)	(58)	(51)	—	—	—
Amortization, net	25	27	14	(6)	(3)	(1)
Net periodic benefit cost	$40	$40	$26	$—	$5	$8
Settlements	6	3	7	—	—	—
Total benefit cost	$46	$43	$33	$—	$5	$8

The following table provides the components recognized in Other comprehensive income (loss) for the years ended December 31:

	Pension Benefits			Other Benefits
	2016	2015	2014	2016	2015	2014
Net loss (gain)	$61	$24	$186	$(11)	$(62)	$26
Amortization, net	(25)	(27)	(14)	6	3	1
Settlements	(6)	(3)	(7)	—	—	—
Total recognized in other comprehensive income (loss)	$30	$(6)	$165	$(5)	$(59)	$27
Total recognized in net periodic benefit cost and other comprehensive income (loss)	$76	$37	$198	$(5)	$(54)	$35

Actuarial losses in excess of 10 percent of the greater of the projected benefit obligation or market-related value of plan assets are amortized over the expected average remaining future service period of the current active participants. The expected recognition of amounts in Accumulated other comprehensive income (loss) is $37 and $(8) for net actuarial loss and prior service credit for pension benefits in 2017, respectively, and $(2) and $(6) for net actuarial gain and prior service credit for other benefits in 2017, respectively.

The significant assumptions used in measuring the Company’s benefit obligation were mortality assumptions and discount rate.

The mortality assumptions used to measure the pension and other post retirement obligation incorporate future mortality improvements from tables published by the Society of Actuaries. During 2014, the Society of Actuaries released new RP-2014 mortality tables with MP-2014 generational projection scales, which are believed to better reflect mortality improvements and are to be used in calculating defined benefit pension obligations and other benefits obligations. The Company began using the updated tables and generational projection scales to measure the pension and other post retirement obligations as of December 31, 2014. During 2015 and 2016, the Society of Actuaries released updated generational projection scales, referred to as MP-2015 and MP-2016, respectively. The Company utilized the updated generational projection scales to measure the pension and post retirement obligations as of December 31, 2015 and December 31, 2016.

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions, except per share, per ounce and per pound amounts)

Yield curves matching the Company’s benefit obligations were derived using a model based on high quality corporate bond data from Bloomberg. The model develops a discount rate by selecting a portfolio of high quality corporate bonds whose projected cash flows match the projected benefit payments of the plan. The resulting curves were used to identify a weighted average discount rate for the Company of 4.36% and 4.80% at December 31, 2016 and 2015, respectively, based on the timing of future benefit payments.

The significant assumptions used in measuring the Company’s net periodic benefit cost were discount rate and expected return on plan assets:

	Pension Benefits			Other Benefits
	Years Ended December 31,			Years Ended December 31,
	2016	2015	2014	2016	2015	2014
Weighted average assumptions used in measuring the net periodic benefit cost:
Discount rate	4.80%	4.32%	5.25%	4.80%	4.32%	5.25%
Expected return on plan assets	7.25%	7.75%	7.75%	N/A	N/A	N/A

The expected long-term return on plan assets used for each period in the three years ended December 31, 2016 was determined based on an analysis of the asset returns over multiple time horizons for the Company’s actual plan and for other comparable U.S. corporations. At December 31, 2016, Newmont has estimated the expected long-term return on plan assets to be 7.25% in calculating its benefit obligation, which will be used in determining future net periodic benefit cost. Determination of the long-term return on plan assets is a result of considering the most recent capital market forecasts and the plans’ current allocation as well as the actual return on plan assets as compared to the expected return on assets over the last 5 years. The average actual return on plan assets during the 28 years ended December 31, 2016 approximated 8%.

Newmont has two pension calculations for salaried U.S. employees. The first is a “Final Average Pay” pension calculation which pays a monthly amount to employees in retirement based in part on their highest five year eligible earnings and years of credited service. The second is the “Stable Value” calculation which provides a lump sum payment to employees upon retirement. The amount of the lump sum is the total of annual accruals based on the employee’s eligible earnings and years of service during that year. The benefits accrued under the Final Average Pay formula were frozen on June 30, 2014 for those eligible employees. Beginning July 1, 2014, all future accruals are based on the terms and features of the Stable Value calculation.

The pension plans employ an independent investment firm which invests the assets of the plans in certain approved funds that correspond to specific asset classes with associated target allocations. The goal of the pension fund investment program is to achieve prudent actuarial funding ratios while maintaining acceptable risk levels. The investment performance of the plans and that of the individual investment firms is measured against recognized market indices. The performance of the pension funds are monitored by an investment committee comprised of members of the Company’s management, which is advised by an independent investment consultant. With the exception of global capital market economic risks, the Company has identified no significant portfolio risks associated to asset classes. The following is a summary of the target asset allocations for 2016 and the actual asset allocation at December 31, 2016.

		Actual at
		December 31,
Asset Allocation	Target	2016
U.S. equity investments	21%	21%
International equity investments	22%	22%
Fixed income investments	49%	49%
Other	8%	8%

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions, except per share, per ounce and per pound amounts)

The following table sets forth the Company’s pension plan assets measured at fair value at December 31, 2016 and 2015:

	Fair Value at December 31,
	2016	2015
Plan Assets:
Cash and cash equivalents	$2	$1
Commingled funds	831	759
	$833	$760

Cash and cash equivalent instruments are valued based on quoted market prices in active markets, which are primarily money market securities and U.S. Treasury securities.

The pension plans’ commingled fund investments are managed by several fund managers and are valued at the net asset value per share for each fund. Although the majority of the underlying assets in the funds consist of actively traded equity securities and bonds, the unit of account is considered to be at the fund level. These funds require less than a month’s notice for redemptions and can be redeemed at the net asset value per share.

The assumed health care trend rate used to measure the expected cost of benefits is 6.60% in 2017 and decreases gradually each year to 5.00% in 2021, which is used thereafter.

	One-percentage-point	One-percentage-point
	Increase	Decrease
Effect on total of service and interest cost components of net periodic post-retirement health care benefit cost	$—	$—
Effect on the health care component of the accumulated post-retirement benefit obligation	$2	$(2)

Cash Flows

Benefit payments expected to be paid to pension plan participants are as follows: $55 in 2017,  $51 in 2018,  $56 in 2019,  $60 in 2020,  $64 in 2021, and $364 in total over the five years from 2022 through 2026. Benefit payments made to other benefit plan participants are expected to be as follows: $4 in 2017,  $5 in 2018,  $5 in 2019,  $5 in 2020,  $5 in 2021, and $29 in total over the five years from 2022 through 2026.

Savings Plans

The Company has two qualified defined contribution savings plans in the U.S.; one that covers salaried and non-union hourly employees and one that covers substantially all hourly union employees. In addition, the Company has one non-qualified supplemental savings plan for salaried employees whose benefits under the qualified plan are limited by federal regulations. When an employee meets eligibility requirements, the Company matches 100% of employee contributions of up to 6% of eligible earnings for the salaried and hourly union plans. Hourly non-union employees receive an additional retirement contribution to the participant’s retirement contribution account equal to an amount which is paid and determined by the Company. Matching contributions are made in cash.

NOTE 15    STOCK-BASED COMPENSATION

The Company has stock incentive plans for directors, executives and eligible employees. Stock incentive awards include restricted stock units (“RSUs”), performance leveraged stock units (“PSUs”), and strategic stock units (“SSUs”). The SSU program was discontinued and no additional SSUs were granted after 2015. The Company issues new shares of common stock to satisfy exercises and vesting under all of its stock incentive awards. Prior to 2012, the Company also granted options to purchase shares of stock with exercise prices not less than fair market value of the underlying stock at the date of grant. At December 31, 2016,  13,365,339 shares were authorized for future stock incentive plan awards.

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions, except per share, per ounce and per pound amounts)

Employee Stock Options

Stock options granted under the Company’s stock incentive plans vest over periods of three years or more and are exercisable over a period of time not to exceed 10 years from the grant date. The value of each option award is estimated at the grant date using the Black-Scholes option pricing model. There were no options granted in 2016,  2015, or 2014. At December 31, 2016, there were 1,355,073 shares outstanding and exercisable, at a weighted average exercise price of $51.33, with a weighted average remaining contractual life of 2.7 years.

Other Stock-Based Compensation

The Company grants RSUs to executives and eligible employees. Awards are determined as a target percentage of base salary and, for eligible employees, are subject to a personal performance factor. RSUs vest over periods of three years or more. Prior to vesting, holders of RSUs do not have the right to vote the underlying shares; however, executives accrue dividend equivalents on their RSUs, which are paid at the time the RSUs vest. The accrued dividend equivalents are not paid if shares are forfeited. The RSUs are subject to forfeiture risk and other restrictions. Upon vesting, the employee is entitled to receive one share of the Company’s common stock for each restricted stock unit.

The Company grants PSUs to eligible executives, based upon certain measures of shareholder return. These measures include absolute shareholder return and relative shareholder return compared to our proxy peer group. The actual number of PSUs that vest are determined at the end of a three year performance period.

From 2013 to 2015, the Company granted SSUs to eligible executives, based upon certain measures of adjusted earnings before income tax, depreciation and amortization (“Adjusted EBITDA”), based on a targeted number of shares at the beginning of each performance period. At the end of the performance period, one third of the SSUs are issued without restriction in the form of common stock, and two-thirds of the award is paid in RSUs that vest in equal annual increments at the second and third anniversaries of the start of the performance period.

A summary of the status and activity of non-vested RSUs, PSUs, and SSUs for the year ended December 31, 2016 is as follows:

	RSU		PSU		SSU
		Weighted		Weighted		Weighted
		Average		Average		Average
	Number of	Grant-Date	Number of	Grant-Date	Number of	Grant-Date
	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value
Non-vested at beginning of year	2,430,070	$26.28	2,413,871	$39.27	442,435	$25.17
Granted	1,732,090	$26.12	1,421,914	$37.89	—	$—
Vested	(996,495)	$26.90	(546,741)	$42.43	(267,400)	$24.93
Forfeited	(217,320)	$25.25	(261,168)	$40.94	(17,559)	$25.34
Non-vested at end of year	2,948,345	$26.05	3,027,876	$37.90	157,476	$25.56

The total intrinsic value and fair value of RSUs that vested in 2016,  2015, and 2014 was $27,  $21, and $15, respectively. The total intrinsic value and fair value of PSUs that vested in 2016,  2015, and 2014 was $16,  $3, and $2, respectively. The total intrinsic value and fair value of SSUs that vested in 2016,  2015, and 2014 was $7,  $9, and $5, respectively.

Cash flows resulting from excess tax benefits are classified as part of cash flows from financing activities. Excess tax benefits are realized tax benefits from tax deductions for vested RSUs, settled PSUs, and exercised options in excess of the deferred tax asset attributable to stock compensation costs for such equity awards. The Company recorded no excess tax benefits for the years ended December 31, 2016,  2015, and 2014.

 At December 31, 2016, there was $46,  $52, and $1 of unrecognized compensation costs related to the unvested RSU,  PSU, and SSU awards, respectively. This cost is expected to be recognized over a weighted average period of approximately two years.

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions, except per share, per ounce and per pound amounts)

The Company recognized stock-based compensation as follows:

	Years Ended December 31,
	2016	2015	2014
Stock-based compensation:
Performance leveraged stock units	$34	$39	$10
Restricted stock units	31	31	34
Strategic stock units	5	7	5
Stock options	—	—	2
	$70	$77	$51

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

	Fair Value at December 31, 2016
	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$2,756	$2,756	$—	$—
Restricted assets (1)	68	68	—	—
Marketable equity securities:
Extractive industries	60	60	—	—
Other	16	16	—	—
Marketable debt securities:
Asset backed commercial paper	18	—	—	18
Trade receivable from provisional copper and gold concentrate sales, net	113	113	—	—
Batu Hijau contingent consideration	13	—	—	13
	$3,044	$3,013	$—	$31
Liabilities:
Debt (2)	$4,882	$—	$4,882	$—
Derivative instruments, net:
Foreign exchange forward contracts	24	—	24	—
Boddington contingent consideration	14	—	—	14
Holt property royalty	187	—	—	187
	$5,107	$—	$4,906	$201

	Fair Value at December 31, 2015
	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$2,363	$2,363	$—	$—
Restricted assets (1)	68	68	—	—
Marketable equity securities:
Extractive industries	186	186	—	—
Other	16	16	—	—
Marketable debt securities:
Asset backed commercial paper	18	—	—	18
Auction rate securities	7	—	—	7
Trade receivable from provisional copper and gold concentrate sales, net	72	72	—	—
	$2,730	$2,705	$—	$25
Liabilities:
Debt (2)	$5,304	$—	$5,304	$—
Derivative instruments, net:
Foreign exchange forward contracts	60	—	60	—
Diesel forward contracts	32	—	32	—
Boddington contingent consideration	10	—	—	10
Holt property royalty	129	—	—	129
	$5,535	$—	$5,396	$139

(1)	Restricted assets include cash and marketable securities whose carrying amounts approximate their fair value.
(2)

Debt, exclusive of capital leases, is carried at amortized cost. The outstanding carrying value was $4,599 and $5,842 at December 31, 2016 and December 31, 2015, respectively. The fair value measurement of debt was based on an independent third party pricing source.

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

The Company’s marketable debt securities include investments in auction rate securities and asset backed commercial paper. The Company reviewed the fair value of the auction rate securities on a quarterly basis prior to the investments being redeemed in November 2016. The Company reviews the fair value of the asset backed commercial paper on a quarterly basis. The marketable debt securities are traded in markets that are not active, trade infrequently and have little price transparency. Therefore, the investments are classified within Level 3 of the fair value hierarchy. See the table below which sets forth a summary of the quantitative and qualitative information related to the significant unobservable inputs used in the calculation of the fair value.

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

The estimated value of the Batu Hijau contingent consideration was determined using (i) a discounted cash flow model, (ii) a Monte Carlo valuation model to simulate future copper prices using the Company’s long-term copper price, and (iii) estimated production and/or development dates for Batu Hijau Phase 7 and the Elang projects in Indonesia. The contingent consideration is classified within Level 3 of the fair value hierarchy. Refer to Note 3 Discontinued Operations for more information.

The estimated value of the Boddington contingent royalty was determined using (i) a discounted cash flow model, (ii) a Monte Carlo valuation model to simulate future gold and copper prices, using the Company’s long-term gold and copper prices, and (iii) Monte Carlo valuation model to simulate costs applicable to sales using the Company’s Australian to U.S. dollar exchange rate. This contingent royalty is capped at $100, of which $78 has been paid to date. The contingent royalty is classified within Level 3 of the fair value hierarchy.

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

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions, except per share, per ounce and per pound amounts)

The following tables set forth a summary of the quantitative and qualitative information related to the unobservable inputs used in the calculation of the Company’s Level 3 financial assets and liabilities at December 31, 2016 and 2015:

	At December 31,			Range/Weighted
Description	2016	Valuation technique	Unobservable input	average
Asset backed commercial paper	$18	Risk-adjusted indicative price	Recoverability rate	97%
Batu Hijau contingent consideration	$13	Monte Carlo	Discount rate	17.10%
			Short-term copper price	$2.39
			Long-term copper price	$3.00
Boddington contingent consideration	$14	Monte Carlo	Discount rate	3.36%
			Short-term gold price	$1,221
			Long-term gold price	$1,300
			Short-term copper price	$2.39
			Long-term copper price	$3.00
			Long-term Australian to U.S. dollar exchange rate	$0.80
Holt property royalty	$187	Monte Carlo	Discount rate	3.36%
			Short-term gold price	$1,221
			Long-term gold price	$1,300
			Gold production scenarios (in 000's of ounces)	332 - 1,570

	At December 31,			Range/Weighted
Description	2015	Valuation technique	Unobservable input	average
Auction rate securities	$7	Risk-adjusted indicative price	Recoverability rate	85%
Asset backed commercial paper	$18	Risk-adjusted indicative price	Recoverability rate	90%
Boddington contingent consideration	$10	Monte Carlo	Discount rate	5.32%
			Short-term gold price	$1,106
			Long-term gold price	$1,300
			Short-term copper price	$2.22
			Long-term copper price	$3.00
			Long-term Australian to U.S. dollar exchange rate	$0.80
Holt property royalty	$129	Monte Carlo	Discount rate	5.06%
			Short-term gold price	$1,106
			Long-term gold price	$1,300
			Gold production scenarios (in 000's of ounces)	398 - 1,636

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions, except per share, per ounce and per pound amounts)

The following tables set forth a summary of changes in the fair value of the Company’s Level 3 financial assets and liabilities:

		Asset
	Auction	Backed	Batu Hijau		Boddington	Holt
	Rate	Commercial	Contingent	Total	Contingent	Property	Total
	Securities (1)	Paper (1)	Consideration (2)	Assets	Consideration (3)	Royalty (2)	Liabilities
Fair value at December 31, 2014	$6	$24	$—	$30	$10	$179	$189
Settlements	—	—	—	—	—	(12)	(12)
Revaluation	1	(6)	—	(5)	—	(38)	(38)
Fair value at December 31, 2015	$7	$18	$—	$25	$10	$129	$139
Settlements	(8)	(3)	—	(11)	(6)	(11)	(17)
Revaluation	1	3	—	4	10	69	79
Valuation	—	—	13	13	—	—	—
Fair value at December 31, 2016	$—	$18	$13	$31	$14	$187	$201

(1)	The gain (loss) recognized is included in Accumulated other comprehensive income (loss).
(2)	The gain (loss) recognized is included in Net income (loss) from discontinued operations.
(3)	The gain (loss) recognized is included in Other expense, net.

During the year ended December 31, 2016, the Company performed a non-recurring fair value measurement (i.e. Level 3 of the fair value hierarchy) in connection with recoverability and impairment tests performed as a result of the updated Yanacocha long-term mining and closure plans and related increases in estimated future closure costs. The estimated fair value of Yanacocha’s existing operations was determined using (i) a country specific discount rate of 7.1%, (ii) a short-term gold price of $1,221 based on the fourth quarter average of the London PM fix, (iii) a long-term gold price of $1,300, and (iv) updated cash flow information from the Company’s business plan. The Company utilized an income and market approach for exploration potential. For further information regarding management’s assessment of the Yanacocha long-term mining and closure plans and the associated impairment charge, see Note 6 and Note 7, respectively.

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

Cash Flow Hedges

The following foreign currency and diesel contracts were transacted for risk management purposes and qualify as cash flow hedges. The effective portion of unrealized changes in market value have been recorded in Accumulated other comprehensive income (loss) and are reclassified to income during the period in which the hedged transaction affects earnings. Gains and losses from hedge ineffectiveness are recognized in current earnings.

Foreign Currency Contracts

The Company had the following foreign currency derivative contracts in Asia Pacific outstanding at December 31, 2016:

	Expected Maturity Date
	2017	2018	Total/Average
A$ Operating Fixed Forward Contracts:
A$ notional (millions)	105	6	111
Average rate ($/A$)	0.93	0.92	0.93
Expected hedge ratio	8%	4%

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions, except per share, per ounce and per pound amounts)

The A$ hedges run through the middle of the first quarter of 2018.

Diesel Fixed Forward Contracts

The Company had the following diesel derivative contracts in North America outstanding at December 31, 2016:

	Expected Maturity Date
	2017	2018	Total/Average
Diesel Fixed Forward Contracts:
Diesel gallons (millions)	19	2	21
Average rate ($/gallon)	1.71	1.60	1.70
Expected hedge ratio	43%	11%

Newmont hedges a portion of its operating cost exposure related to diesel consumed at its Nevada operations to reduce the variability in diesel prices. The hedging instruments consist of a series of financially settled fixed forward contracts which run through the second quarter of 2018.

Derivative Instrument Fair Values

The Company had the following derivative instruments designated as hedges at December 31, 2016 and 2015:

	Fair Values of Derivative Instruments
	At December 31, 2016
	Other	Other	Other	Other
	Current	Non-current	Current	Non-current
	Assets	Assets	Liabilities	Liabilities
Foreign currency exchange contracts:
A$ operating fixed forwards	$—	$—	$23	$1
Diesel fixed forwards	4	—	4	—
Total derivative instruments	$4	$—	$27	$1

	Fair Values of Derivative Instruments
	At December 31, 2015
	Other	Other	Other	Other
	Current	Non-current	Current	Non-current
	Assets	Assets	Liabilities	Liabilities
Foreign currency exchange contracts:
A$ operating fixed forwards	$—	$—	$36	$24
Diesel fixed forwards	—	—	27	5
Total derivative instruments	$—	$—	$63	$29

As of December 31, 2016 and 2015, all hedging instruments held by the Company were subject to enforceable master netting arrangements held by various financial institutions. In general, the terms of the Company’s agreements provide for offsetting of amounts payable or receivable between it and the counterparty, at the election of both parties, for transactions that occur on the same date and in the same currency. The Company’s agreements also provide that in the event of an early termination, the counterparties have the right to offset amounts owed or owing under that and any other agreement with the same counterparty. The Company’s accounting policy is to not offset these positions in its accompanying balance sheets. As of December 31, 2016, the potential effect of netting derivative assets against liabilities due to the master netting agreement was $4. As of December 31, 2015, all gross amounts presented in the accompanying balance sheets were in a liability position.

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions, except per share, per ounce and per pound amounts)

The following table shows the location and amount of gains (losses) reported in the Company’s Consolidated Financial Statements related to the Company’s hedges.

	Foreign Currency			Diesel Fixed			Interest
	Exchange Contracts			Forward Contracts			Rate Contracts
	2016	2015	2014	2016	2015	2014	2016	2015	2014
For the year ended December 31,
Cash flow hedging relationships:
Gain (loss) recognized in Other comprehensive income (loss) (effective portion)	$3	$(39)	$(19)	$9	$(23)	$(40)	$—	$—	$—
Gain (loss) reclassified from Accumulated other comprehensive income (loss) into income (loss) (effective portion) (1)	$(37)	$(39)	$30	$(22)	$(27)	$(4)	$(33)	$(18)	$(18)
Gain (loss) reclassified from Accumulated other comprehensive income (loss) into income (loss) (ineffective portion) (2)	$—	$—	$—	$1	$2	$(4)	$—	$—	$—

(1)	The gain (loss) recognized for the effective portion of cash flow hedges is included in Cost applicable to sales, Other income, net, and Interest expense, net.
(2)	The ineffective portion recognized for cash flow hedges is included in Other income, net.

Based on fair values at December 31, 2016, the amount to be reclassified from Accumulated other comprehensive income (loss), net of tax to income for derivative instruments during the next 12 months is a loss of approximately $26.

Batu Hijau Contingent Consideration

Consideration received by the Company in conjunction with the sale of PTNNT included the Contingent Payment and the Elang Development deferred payment deeds, which were determined to be financial instruments that met the definition of a derivative, but do not qualify for hedge accounting, under ASC 815. See Note 3 for additional information regarding the sale. The Company estimates the fair value of contingent consideration under ASC 820 using a discounted cash flow method. Refer to Note 16 for more information regarding the inputs of the fair value determination. The Company will reassess the fair value of the Batu Hijau contingent consideration on a quarterly basis and record any changes through Net income (loss) from discontinued operations, net of tax. Contingent consideration of $13 was included in Other non-current assets in the Company's Consolidated Balance Sheet as of December 31, 2016 and included as consideration in the calculation of the loss on sale of Batu Hijau reported in Net income (loss) from discontinued operations, net of tax.

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

At December 31, 2016, Newmont had gold and copper sales of 146,000 ounces and 25 million pounds priced at an average of $1,161 per ounce and $2.50 per pound, respectively, subject to final pricing over the next several months.

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions, except per share, per ounce and per pound amounts)

NOTE 18    INVESTMENTS

	At December 31, 2016
	Cost/Equity	Unrealized		Fair/Equity
	Basis	Gain	Loss	Basis
Current:
Marketable Equity Securities:
Novo	$14	$—	$(4)	$10
Gabriel Resources Ltd.	5	15	—	20
Other	14	12	—	26
	$33	$27	$(4)	$56
Non-current:
Marketable Debt Securities:
Asset backed commercial paper	$16	$2	$—	$18

Marketable Equity Securities	18	2	—	20
Other investments, at cost	6	—	—	6

Equity Method Investments:
TMAC	108	—	—	108
La Zanja	71	—	—	71
Euronimba	4	—	—	4
	183	—	—	183
	$223	$4	$—	$227

	At December 31, 2015
	Cost/Equity	Unrealized		Fair/Equity
	Basis	Gain	Loss	Basis
Current:
Marketable Equity Securities:
Gabriel Resources Ltd.	$5	$—	$—	$5
Other	14	2	(2)	14
	$19	$2	$(2)	$19
Non-current:
Marketable Debt Securities:
Asset backed commercial paper	$17	$1	$—	$18
Auction rate securities	8	—	(1)	7
	25	1	(1)	25
Marketable Equity Securities:
Regis Resources Ltd.	81	82	—	163
Other	17	3	—	20
	98	85	—	183

Other investments, at cost	6	—	—	6

Equity Method Investments:
TMAC	101	—	—	101
La Zanja	71	—	—	71
Novo	14	—	—	14
Euronimba	2	—	—	2
	188	—	—	188
	$317	$86	$(1)	$402

In November 2016, $8 of the Company’s auction rate securities were called at par resulting in no realized gain or loss.

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions, except per share, per ounce and per pound amounts)

In March 2016, the Company sold its investment in Regis for $184, resulting in a pre-tax gain of $103 recorded in Other income, net. The cost of the investment sold was determined using the specific identification method.

In March 2016, Newmont participated in the TMAC offering acquiring 242,979 shares for C$2, maintaining its 29.37% ownership interest. During the second quarter ended June 30, 2016, Newmont’s ownership interest was diluted to 29.2% due primarily to the exercising of warrants held by other shareholders. In July 2016, Newmont participated in a second offering acquiring an additional 1,159,000 shares for C$17.5, maintaining its 29.2% ownership interest. At December 31, 2016, Newmont’s ownership was diluted to 29.0% due primarily to the exercising of warrants held by other shareholders. During 2015, Newmont determined that TMAC was no longer considered a variable interest entity and should no longer be consolidated into Newmont’s financial results due to a number of financing events, which took place during the year. Newmont deconsolidated the assets, liabilities and noncontrolling interest related to TMAC and recognized a gain of $76, recorded within Other income, net, during the third quarter of 2015. The fair value of the retained investment was valued utilizing the market approach applying the initial public offering share price. Newmont’s retained investment in TMAC is accounted for as an equity method investment.

In September 2016, Novo issued 765,115 common shares to Talga Resources Ltd. for payment of the purchase price for certain projects. As a result of the issuance of these additional shares, Newmont’s ownership in Novo decreased to 19.97%. The Company determined that Novo no longer qualified as an equity method investment and is now accounting for this investment as an available for sale security. At December 31, 2016, Newmont recognized an unrealized loss of $4 in Accumulated other comprehensive income (loss) related to Novo.

In February 2015, the Company’s $25 certificate of deposit matured.

In March 2014, the Company sold its investment in Paladin Energy Ltd. for $25, resulting in a pre-tax gain of $4 recorded in Other income, net.  The cost of the investment sold was determined using the specific identification method.

There were no investment impairments for other-than-temporary declines in value in 2016. As of December 31, 2016, there was a  $21 increase in the fair value of marketable securities previously impaired primarily due to Gabriel Resources Ltd., Eurasian Minerals, Inc., Pilot Gold and Loncor Resources, Inc. In 2015, the Company recognized investment impairments for other-than-temporary declines in value of $115 in Other income, net, primarily related to holdings of Regis for $72, Gabriel Resources Ltd. for $24, Pilot Gold for $8 and UltraGold for $7.  As of December 31, 2015, there was an $80 increase in the fair value of marketable securities previously impaired primarily due to Regis.

The following tables present the gross unrealized losses and fair value of the Company’s investments with unrealized losses that are deemed to be temporarily impaired, aggregated by length of time that the individual securities have been in a continuous unrealized loss position:

	Less than 12 Months		12 Months or Greater		Total
At December 31, 2016	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Marketable equity securities	$13	$4	$—	$—	$13	$4

	Less than 12 Months		12 Months or Greater		Total
At December 31, 2015	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Marketable equity securities	$5	$2	$—	$—	$5	$2
Auction rate securities	—	—	7	1	7	1
	$5	$2	$7	$1	$12	$3

While the fair value of some of the Company’s investments in marketable equity securities are below their respective cost, the Company views these declines as temporary. The Company has the ability and intends to hold its securities until maturity or such time that the market recovers.

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions, except per share, per ounce and per pound amounts)

NOTE 19    INVENTORIES

	At December 31,	At December 31,
	2016	2015
Materials and supplies	$391	$372
In-process	130	115
Concentrate and copper cathode	67	64
Precious metals	29	10
	$617	$561

In 2016, the Company recorded write-downs of $9 and $3, classified as components of Costs applicable to sales and Depreciation and amortization, respectively. Of the write-downs in 2016, $11 were at Phoenix and $1 at Yanacocha.

In 2015, the Company recorded write-downs of $7 and $2, classified as components of Costs applicable to sales and Depreciation and amortization, respectively. Of the write-downs in 2015, $5 were at Phoenix and $4 at Carlin related to in-circuit and concentrate inventory adjustments due to lower short term price assumptions.

In 2014, the Company recorded write-downs of $1 and $1, classified as components of Costs applicable to sales and Depreciation and amortization, respectively, to reduce the carrying value of Yanacocha’s inventories to net realizable value.

NOTE 20    STOCKPILES AND ORE ON LEACH PADS

	At December 31,	At December 31,
	2016	2015
Current:
Stockpiles	$393	$440
Ore on leach pads	370	342
	$763	$782
Non-current:
Stockpiles	$1,506	$1,518
Ore on leach pads	358	378
	$1,864	$1,896

	At December 31,	At December 31,
	2016	2015
Stockpiles and ore on leach pads:
Carlin	$421	$394
Phoenix	80	106
Twin Creeks	328	329
Long Canyon	9	—
CC&V	369	319
Yanacocha	367	440
Merian	27	4
Boddington	394	390
Tanami	19	12
Kalgoorlie	113	109
Ahafo	386	456
Akyem	114	119
	$2,627	$2,678

In 2016, the Company recorded write-downs of $283 and $131, classified as components of Costs applicable to sales and Depreciation and amortization, respectively, to reduce the carrying value of stockpiles and ore on leach pads to net realizable value.

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions, except per share, per ounce and per pound amounts)

Adjustments to net realizable value are primarily a result of higher future processing costs in addition to stripping campaigns driving lower grade and lower recovery resulting in higher costs per unit in North America, higher future processing costs and lower expected recoveries from leach pads in South America, and higher future processing costs in Africa. Of the write-downs in 2016,  $187 were related to Yanacocha, $105 to Carlin, $100 to Ahafo, and $22 to Twin Creeks.

In 2015, the Company recorded write-downs of $226 and $116, classified as components of Costs applicable to sales and Depreciation and amortization, respectively, to reduce the carrying value of stockpiles and ore on leach pads to net realizable value. Adjustments to net realizable value are a result of current and prior stripping costs and the historical and estimated future processing costs in relation to the Company’s long-term price assumptions. Of the write-downs in 2015,  $163 were related to Carlin, $138 to Yanacocha, $21 to Boddington, and $20 to Twin Creeks.

In 2014, the Company recorded write-downs of $299 and $108, classified as components of Costs applicable to sales and Depreciation and amortization, respectively, to reduce the carrying value of stockpiles and ore on leach pads to net realizable value. Adjustments to net realizable value are a result of current and prior stripping costs and the historical and estimated future processing costs in relation to the Company’s long-term price assumptions. Of the write-downs in 2014,  $162 were related to Carlin, $127 to Yanacocha, $83  to Boddington,  $19 to Twin Creeks, and $16 to Phoenix.

NOTE 21    PROPERTY, PLANT AND MINE DEVELOPMENT

	Depreciable			At December 31, 2016			At December 31, 2015
	Life				Accumulated	Net Book		Accumulated	Net Book
	(in years)			Cost	Depreciation	Value	Cost	Depreciation	Value
Land				$218	$—	$218	$218	$—	$218
Facilities and equipment	1	-	27	15,115	(8,774)	6,341	14,330	(8,054)	6,276
Mine development	1	-	27	4,773	(2,602)	2,171	4,578	(2,390)	2,188
Mineral interests	1	-	27	1,975	(577)	1,398	1,986	(526)	1,460
Asset retirement cost	1	-	27	833	(595)	238	838	(553)	285
Construction-in-progress				2,119	—	2,119	2,783	—	2,783
				$25,033	$(12,548)	$12,485	$24,733	$(11,523)	$13,210
Leased assets included above in facilities and equipment	1	-	27	$27	$(11)	$16	$30	$(4)	$26

	Depreciable			At December 31, 2016			At December 31, 2015
	Life				Accumulated	Net Book		Accumulated	Net Book
Mineral Interests	(in years)			Cost	Depreciation	Value	Cost	Depreciation	Value
Production stage	1	-	22	$816	$(577)	$239	$709	$(526)	$183
Development stage				66	—	66	206	—	206
Exploration stage				1,093	—	1,093	1,071	—	1,071
				$1,975	$(577)	$1,398	$1,986	$(526)	$1,460

Construction-in-progress at December 31, 2016 of $2,119 included $1,425 at South America primarily related to engineering and construction at Conga and Suriname and infrastructure at Yanacocha, $387 at Africa related to the Subika underground project and Ahafo Mill expansion and other infrastructure at Akyem and Ahafo, $141 at North America related to construction at Carlin, CC&V, Long Canyon and other infrastructure at Nevada and $155 at Asia Pacific related to infrastructure at Tanami, Boddington, and Kalgoorlie. There have been no costs capitalized during 2016 for the Conga project in South America, reported in Other South America.

Construction-in-progress at December 31, 2015 of $2,783 included $1,889 at South America primarily related to engineering and construction at Conga and Suriname and infrastructure at Yanacocha, $408 at Africa related to the Subika underground Project and Ahafo Mill expansion and other infrastructure at Akyem and Ahafo, $384 at North America related construction at CC&V, Long

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions, except per share, per ounce and per pound amounts)

Canyon and other infrastructure at Nevada, and $91 at Asia Pacific related to infrastructure at Tanami, Boddington, and Kalgoorlie. There have been no costs capitalized during 2015 for the Conga project in South America, reported in Other South America.

Impairment of long-lived assets totaled $977,  $56 and $26 for 2016, 2015 and 2014, respectively. Refer to Note 7 for more information.

NOTE 22    DEBT

	At December 31, 2016		At December 31, 2015
	Current	Non-Current	Current	Non-Current
2017 Convertible Senior Notes, net	$561	$—	$—	$535
2019 Term Loan	—	—	—	273
2019 Senior Notes, net	—	624	—	895
2022 Senior Notes, net	—	984	—	1,485
2035 Senior Notes, net	—	594	—	593
2039 Senior Notes, net	—	858	—	1,080
2042 Senior Notes, net	—	984	—	983
Other	5	5	9	10
	$566	$4,049	$9	$5,854

Scheduled minimum debt repayments are $575 in 2017, $nil in 2018, $626 in 2019, $nil in 2020, $nil in 2021 and $3,466 thereafter. Scheduled minimum capital lease repayments are $6 in 2017, $4 in 2018, $3 in 2019, $1 in 2020, $1 in 2021 and $1 thereafter.

All outstanding Senior Notes are unsecured and rank equally with one another.

Corporate Revolving Credit Facilities

In May 2011, the Company entered into a $2,500 revolving credit facility, which was increased to $3,000 in May 2012. The facility is with a syndicate of commercial banks, provides for borrowings in U.S. dollars and contains a letter of credit-sub facility. Facility fees vary based on the credit ratings of the Company’s senior, uncollateralized, non-current debt. Borrowings under the facility bear interest at a market based rate plus a margin determined by the Company’s credit rating. During 2015, the credit facility was extended to March 3, 2020. Fees and other debt issuance costs related to the extension of the facility were recorded as a reduction to the carrying value of debt and will be amortized over the term of the facility. At December 31, 2016, the Company had no borrowings outstanding under the facility. There was $80 and $87 outstanding on the sub-facility letters of credit at December 31, 2016 and 2015, respectively.

In September 2013, the Company entered into a Letter of Credit Facility Agreement (“LC Agreement”) with BNP Paribas, New York Branch. The LC Agreement established a $175 letter of credit facility for a three year period to support reclamation obligations. In 2016, this agreement was extended for an additional three year period to September 30, 2019. The LC agreement had a balance of $172 and $153 at December 31, 2016 and 2015, respectively.

2017 Convertible Senior Notes

In July 2007, the Company issued $575 uncollateralized Convertible Senior Notes, maturing on July 15, 2017, for net proceeds of $563. The 2017 notes pay interest semi-annually at a rate of 1.63% per annum. The effective interest rate is 6.25%. The notes are convertible, at the holder’s option, at a conversion price of $45.08 per share of common stock. Upon conversion, the principal amount and all accrued interest will be repaid in cash and any conversion premium will be settled in shares of the Company’s common stock or, at the Company’s election, cash or any combination of cash and shares of the Company’s common stock. In connection with the Convertible Senior Notes offering, the Company entered into Call Spread Transactions. The Call Spread Transactions included the purchase of call options and the sale of warrants. As a result of the Call Spread Transactions, the conversion price of $45.08 was

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions, except per share, per ounce and per pound amounts)

effectively increased to $58.80. The Company is not entitled to redeem the notes prior to their stated maturity dates. Using prevailing interest rates on similar instruments, the estimated fair value of the 2017 Senior Notes was $592 and $571 at December 31, 2016 and 2015, respectively. The foregoing fair value estimate was based on an independent third party pricing source and may or may not reflect the actual trading value of this debt.

The Company’s Consolidated Balance Sheets report the following related to the 2017 Convertible Senior Note:

	At December 31,
	2016	2015
Additional paid-in capital	$123	$123

Principal amount	$575	$575
Unamortized debt discount and issuance costs	(14)	(40)
Net carrying amount	$561	$535

For the years ended December 31, 2016, 2015, and 2014, the Company recorded $9,  $9, and $13 of interest expense for the contractual interest coupon and $24,  $23, and $36 of amortization of the debt discount, respectively, related to the Convertible Senior Note. At December 31, 2016, the conversion price exceeded the Company’s stock price and other limited circumstances required for conversion were not met, and as a result the bondholders did not have the option to convert the senior notes.

2019 Term Loan

In August 2016, the Company paid the remaining principal balance on the Term Loan of $275.  No premiums were paid as a result of early payment.

2019 and 2039 Senior Notes

In September 2009, the Company completed a two part public offering of $900 and $1,100 uncollateralized Senior Notes maturing on October 1, 2019 and October 1, 2039, respectively. Net proceeds from the 2019 and 2039 Senior Notes were $895 and $1,080, respectively. The 2019 Senior Notes pay interest semi-annually at a rate of 5.13% per annum and the 2039 Senior Notes pay semi-annual interest of 6.25% per annum.

In March 2016, the Company purchased approximately $274 of its 2019 Senior Notes and $226 of its 2039 Senior Notes through a debt tender offer. The Company recorded a net pre-tax loss of $4 in Other income, net as a result of the debt tender offer. Additionally, the Company reclassified $2 in Interest expense, net from Accumulated other comprehensive income (loss) related to the acceleration of the unrealized gains on the treasury rate lock contracts which were entered into upon issuance of the Senior Notes in 2009.

Using prevailing interest rates on similar instruments, the estimated fair value of the 2019 and 2039 Senior Notes was $678 and $981, respectively, at December 31, 2016 and $937 and $913, respectively, at December 31, 2015. The foregoing fair value estimates were based on an independent third party pricing source and may or may not reflect the actual trading value of this debt.

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

In November 2016, the Company purchased approximately $508 of its 2022 Senior Notes through a debt tender offer. The Company recorded a net pre-tax loss of $31 in Other income, net as a result of the debt tender offer. Additionally, the Company

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions, except per share, per ounce and per pound amounts)

recognized a loss of $20 in Other income, net from Accumulated other comprehensive income (loss) related to the acceleration of the unrealized losses on the forward starting swap contracts which were previously settled with the issuance of the Senior Notes.

Using prevailing interest rates on similar instruments, the estimated fair value of the 2022 and 2042 Senior Notes was $1,016 and $959, respectively, at December 31, 2016 and $1,361 and $750, respectively, at December 31, 2015. The foregoing fair value estimates were based on an independent third party pricing source and may or may not reflect the actual trading value of this debt.

2035 Senior Notes

In March 2005, Newmont issued uncollateralized Senior Notes with a principal amount of $600 due April 2035 bearing an annual interest rate of 5.88%. Interest on the notes is paid semi-annually in April and October. Using prevailing interest rates on similar instruments, the estimated fair value of these Senior Notes was $656 and $493 at December 31, 2016 and 2015, respectively. The foregoing fair value estimate was based on an independent third party pricing source and may or may not reflect the actual trading value of this debt.

Subsidiary Financings

Ahafo Project Finance Facility

In June 2015, the Company paid the remaining outstanding balance of $25 of the Ahafo Project Finance Facility.

Debt Covenants

The Company’s senior notes and revolving credit facility contain various covenants and default provisions including payment defaults, limitation on liens, leases, sales and leaseback agreements and merger restrictions.

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

At December 31, 2016 and 2015, the Company and its related entities were in compliance with all debt covenants and provisions related to potential defaults.

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions, except per share, per ounce and per pound amounts)

NOTE 23    OTHER LIABILITIES

	At December 31,	At December 31,
	2016	2015
Other current liabilities:
Accrued operating costs	$99	$85
Reclamation and remediation liabilities	61	63
Accrued interest	57	69
Accrued capital expenditures	53	112
Royalties	52	50
Derivative instruments	27	63
Holt property royalty	13	10
Taxes other than income and mining	8	8
Boddington contingent consideration	3	—
Other	34	27
	$407	$487

Other non-current liabilities:
Holt property royalty	$174	$119
Income and mining taxes	50	78
Power supply agreements	31	31
Social development obligations	25	29
Boddington contingent consideration	11	10
Derivative instruments	1	29
Other	34	14
	$326	$310

NOTE 24    RECLASSIFICATIONS OUT OF ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

			Pension and	Changes in
	Unrealized gain	Foreign	other	fair value of
	(loss) on	currency	post-retirement	cash flow
	marketable	translation	benefit	hedge
	securities, net	adjustments	adjustments	instruments	Total
Balance at December 31, 2014	$(142)	$127	$(249)	$(214)	$(478)
Change in other comprehensive income (loss) before reclassifications	(8)	(11)	24	(42)	(37)
Reclassifications from accumulated other comprehensive income (loss)	107	—	18	56	181
Net current-period other comprehensive income (loss)	99	(11)	42	14	144
Balance at December 31, 2015	$(43)	$116	$(207)	$(200)	$(334)
Change in other comprehensive income (loss) before reclassifications	45	2	(32)	11	26
Reclassifications from accumulated other comprehensive income (loss)	(103)	—	16	61	(26)
Net current-period other comprehensive income (loss)	(58)	2	(16)	72	—
Balance at December 31, 2016	$(101)	$118	$(223)	$(128)	$(334)

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions, except per share, per ounce and per pound amounts)

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)			Affected Line Item in the Statements of Consolidated Operations
	Years Ended December 31,
	2016	2015	2014
Marketable securities adjustments:
Sale of marketable securities	$(103)	$—	$(5)	Other income, net
Impairment of marketable securities	—	107	17	Other income, net
Total before tax	(103)	107	12
Tax benefit (expense)	—	—	—
Net of tax	$(103)	$107	$12

Pension and other post-retirement benefit adjustments:
Amortization	$19	$24	$13	(1)
Settlement	6	3	7	Other expense, net
Total before tax	25	27	20
Tax benefit (expense)	(9)	(9)	(7)
Net of tax	$16	$18	$13

Hedge instruments adjustments:
Operating cash flow hedges (effective portion)	$59	$66	$(28)	Costs applicable to sales
Operating cash flow hedges (ineffective portion)	(1)	(2)	4	Other income, net
Capital cash flow hedges	—	—	1	Depreciation and amortization
Interest rate contracts	33	18	18	Interest expense, net
Total before tax	91	82	(5)
Tax benefit (expense)	(30)	(26)	—
Net of tax	$61	$56	$(5)
Total reclassifications for the period, net of tax	$(26)	$181	$20

(1)

This accumulated other comprehensive income (loss) component is included in General and administrative and costs that benefit the inventory/production process. Refer to Note 2 for information on costs that benefit the inventory/production process.

NOTE 25    NET CHANGE IN OPERATING ASSETS AND LIABILITIES

Net cash provided by operating activities of continuing operations attributable to the net change in operating assets and liabilities is composed of the following:

	Years Ended December 31,
	2016	2015	2014
Decrease (increase) in operating assets:
Trade and other accounts receivables	$(130)	$97	$(33)
Inventories, stockpiles and ore on leach pads	(302)	(287)	(397)
EGR refinery and other assets (1)	—	(36)	41
Other assets	(83)	49	32
Increase (decrease) in operating liabilities:
Accounts payable	4	4	(61)
EGR refinery and other liabilities (1)	—	36	(41)
Reclamation liabilities	(54)	(61)	(66)
Other accrued liabilities	75	(8)	(165)
	$(490)	$(206)	$(690)

(1)	On July 24, 2015, the Company sold its ownership interest in EGR.

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions, except per share, per ounce and per pound amounts)

NOTE 26    SUPPLEMENTAL CASH FLOW INFORMATION

	Years Ended December 31,
	2016	2015	2014
Income and mining taxes paid, net of refunds	$85	$77	$239
Interest paid, net of amounts capitalized	$276	$306	$268

Non-cash Investing Activities

During 2016 the Company entered into an agreement at Boddington waiving certain mining requirements which resulted in a non-cash increase to Other non-current assets of $22. During 2014, Newmont sold La Herradura which resulted in a non-cash settlement of $27. Also during 2014, Newmont received warrants as a portion of the proceeds from the sale of Midas which resulted in a non-cash increase to Investments of $6 and Newmont received mineral interests as a portion of the proceeds from the sale of McCoy Cove valued at $2.

NOTE 27    OPERATING LEASE COMMITMENTS

The Company leases certain assets, such as equipment and facilities, under operating leases expiring at various dates through 2025. Future minimum annual lease payments are $12 in 2017, $8 in 2018, $7 in 2019, $6 in 2020, $2 in 2021 and $4 thereafter, totaling $39. Rent expense for 2016,  2015 and 2014 was $43,  $45 and $53, respectively.

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

	Year Ended December 31, 2016
	(Issuer)	(Guarantor)	(Non-Guarantor)		Newmont
	Newmont				Mining
	Mining	Newmont	Other		Corporation
Condensed Consolidating Statement of Operation	Corporation	USA	Subsidiaries	Eliminations	Consolidated

Sales	$—	$1,972	$4,739	$—	$6,711
Costs and expenses
Costs applicable to sales (1)	—	1,227	2,545	—	3,772
Depreciation and amortization	4	335	881	—	1,220
Reclamation and remediation	—	24	155	—	179
Exploration	—	35	113	—	148
Advanced projects, research and development	—	11	123	—	134
General and administrative	—	90	143	—	233
Impairment of long-lived assets	—	1	976	—	977
Other expense, net	—	30	28	—	58
	4	1,753	4,964	—	6,721
Other income (expense)
Other income, net	(69)	14	124	—	69
Interest income - intercompany	132	—	46	(178)	—
Interest expense - intercompany	(45)	—	(133)	178	—
Interest expense, net	(254)	(6)	(13)	—	(273)
	(236)	8	24	—	(204)
Income (loss) before income and mining tax and other items	(240)	227	(201)	—	(214)
Income and mining tax benefit (expense)	232	(55)	(740)	—	(563)
Equity income (loss) of affiliates	(619)	(1,344)	411	1,539	(13)
Income (loss) from continuing operations	(627)	(1,172)	(530)	1,539	(790)
Income (loss) from discontinued operations	—	—	(133)	—	(133)
Net income (loss)	(627)	(1,172)	(663)	1,539	(923)
Net loss (income) attributable to noncontrolling interests
Continuing operations	—	—	570	—	570
Discontinued operations	—	—	(274)	—	(274)
	—	—	296	—	296
Net income (loss) attributable to Newmont stockholders	$(627)	$(1,172)	$(367)	$1,539	$(627)
Comprehensive income (loss)	$(627)	$(1,170)	$(665)	$1,539	$(923)
Comprehensive loss (income) attributable to noncontrolling interests	—	—	296	—	296
Comprehensive income (loss) attributable to Newmont stockholders	$(627)	$(1,170)	$(369)	$1,539	$(627)

(1)	Excludes Depreciation and amortization and Reclamation and remediation.

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions, except per share, per ounce and per pound amounts)

	Year Ended December 31, 2015
	(Issuer)	(Guarantor)	(Non-Guarantor)		Newmont
	Newmont				Mining
	Mining	Newmont	Other		Corporation
Condensed Consolidating Statement of Operation	Corporation	USA	Subsidiaries	Eliminations	Consolidated

Sales	$—	$1,829	$4,256	$—	$6,085
Costs and expenses
Costs applicable to sales (1)	—	1,225	2,353	—	3,578
Depreciation and amortization	4	319	779	—	1,102
Reclamation and remediation	—	25	228	—	253
Exploration	—	30	126	—	156
Advanced projects, research and development	—	12	114	—	126
General and administrative	—	72	169	—	241
Impairment of long-lived assets	—	4	52	—	56
Other expense, net	—	29	87	—	116
	4	1,716	3,908	—	5,628
Other income (expense)
Other income, net	(10)	29	116	—	135
Interest income - intercompany	130	8	23	(161)	—
Interest expense - intercompany	(20)	—	(141)	161	—
Interest expense, net	(289)	(7)	(1)	—	(297)
	(189)	30	(3)	—	(162)
Income (loss) before income and mining tax and other items	(193)	143	345	—	295
Income and mining tax benefit (expense)	67	(10)	(448)	—	(391)
Equity income (loss) of affiliates	346	(304)	(7)	(80)	(45)
Income (loss) from continuing operations	220	(171)	(110)	(80)	(141)
Income (loss) from discontinued operations	—	—	445	—	445
Net income (loss)	220	(171)	335	(80)	304
Net loss (income) attributable to noncontrolling interests
Continuing operations	—	—	140	—	140
Discontinued operations	—	—	(284)	60	(224)
	—	—	(144)	60	(84)
Net income (loss) attributable to Newmont stockholders	$220	$(171)	$191	$(20)	$220
Comprehensive income (loss)	$364	$(127)	$422	$(211)	$448
Comprehensive loss (income) attributable to noncontrolling interests	—	—	(139)	55	(84)
Comprehensive income (loss) attributable to Newmont stockholders	$364	$(127)	$283	$(156)	$364

(1)	Excludes Depreciation and amortization and Reclamation and remediation.

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions, except per share, per ounce and per pound amounts)

	Year Ended December 31, 2014
	(Issuer)	(Guarantor)	(Non-Guarantor)		Newmont
	Mining	Newmont	Other		Corporation
Condensed Consolidating Statement of Operation	Corporation	USA	Subsidiaries	Eliminations	Consolidated

Sales	$—	$1,970	$4,849	$—	$6,819
Costs and expenses
Costs applicable to sales (1)	—	1,218	2,701	—	3,919
Depreciation and amortization	4	268	816	—	1,088
Reclamation and remediation	—	14	128	—	142
Exploration	—	24	139	—	163
Advanced projects, research and development	—	34	125	—	159
General and administrative	—	106	131	—	237
Impairment of long-lived assets	—	3	23	—	26
Other expense, net	—	32	60	—	92
Total Operating Expenses	4	1,699	4,123	—	5,826
Other income (expense)
Other income, net	(28)	113	73	—	158
Interest income - intercompany	130	—	12	(142)	—
Interest expense - intercompany	(11)	—	(131)	142	—
Interest expense, net	(317)	(6)	(7)	—	(330)
	(226)	107	(53)	—	(172)
Income (loss) before income and mining tax and other items	(230)	378	673	—	821
Income and mining tax benefit (expense)	80	(94)	(190)	—	(204)
Equity Income (loss) of affiliates	658	(104)	(15)	(543)	(4)
Income (loss) from continuing operations	508	180	468	(543)	613
Income (loss) from discontinued operations	—	—	(284)	—	(284)
Net income (loss)	508	180	184	(543)	329
Net loss (income) attributable to noncontrolling interests
Continuing operations	—	—	37	—	37
Discontinued operations	—	—	172	(30)	142
	—	—	209	(30)	179
Net income (loss) attributable to Newmont stockholders	$508	$180	$393	$(573)	$508
Comprehensive income (loss)	$212	$38	$64	$(286)	$28
Comprehensive loss (income) attributable to noncontrolling interests	—	—	214	(30)	184
Comprehensive income (loss) attributable to Newmont stockholders	$212	$38	$278	$(316)	$212

(1)	Excludes Depreciation and amortization and Reclamation and remediation.

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions, except per share, per ounce and per pound amounts)

	Year Ended December 31, 2016
	(Issuer)	(Guarantor)	(Non-Guarantor)		Newmont
	Newmont				Mining
	Mining	Newmont	Other		Corporation
Condensed Consolidating Statement of Cash Flows	Corporation	USA	Subsidiaries	Eliminations	Consolidated
Operating activities:
Net cash provided by operating activities of continuing operations	$2,240	$1,336	$123	$(1,782)	$1,917
Net cash provided by operating activities of discontinued operations	—	—	869	—	869
Net cash provided by operating activities	2,240	1,336	992	(1,782)	2,786
Investing activities:
Additions to property, plant and mine development	—	(261)	(872)	—	(1,133)
Proceeds from sale of Batu Hijau	—	—	920	—	920
Proceeds from sales of investments	—	8	187	—	195
Proceeds from sales of other assets	—	—	9	—	9
Acquisitions, net	—	—	(6)	—	(6)
Other	—	—	(19)	—	(19)
Net cash used in investing activities of continuing operations	—	(253)	219	—	(34)
Net cash used in investing activities of discontinued operations	—	—	(46)	—	(46)
Net cash used in investing activities	—	(253)	173	—	(80)
Financing activities:
Repayment of debt	(1,307)	(3)	(2)	—	(1,312)
Net intercompany borrowings (repayments)	(866)	(748)	1,614	—	—
Funding from noncontrolling interests, net	—	—	63	—	63
Acquisition of noncontrolling interests	—	—	(19)	—	(19)
Dividends paid to noncontrolling interests	—	—	(146)	—	(146)
Dividends paid to common stockholders	(67)	(1,512)	(270)	1,782	(67)
Other	—	—	1	—	1
Net cash provided by (used in) financing activities of continuing operations	(2,240)	(2,263)	1,241	1,782	(1,480)
Net cash provided by (used in) financing activities of discontinued operations	—	—	(321)	—	(321)
Net cash provided by (used in) financing activities	(2,240)	(2,263)	920	1,782	(1,801)
Effect of exchange rate changes on cash	—	—	1	—	1
Net change in cash and cash equivalents	—	(1,180)	2,086	—	906
Less net cash provided by (used in) Batu Hijau discontinued operations	—	—	513	—	513
	—	(1,180)	1,573	—	393
Cash and cash equivalents at beginning of period	—	1,181	1,182	—	2,363
Cash and cash equivalents at end of period	$—	$1	$2,755	$—	$2,756

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions, except per share, per ounce and per pound amounts)

	Year Ended December 31, 2015
	(Issuer)	(Guarantor)	(Non-Guarantor)		Newmont
	Newmont				Mining
	Mining	Newmont	Other		Corporation
Condensed Consolidating Statement of Cash Flows	Corporation	USA	Subsidiaries	Eliminations	Consolidated
Operating activities:
Net cash provided by operating activities of continuing operations	$7	$422	$1,159	$—	$1,588
Net cash provided by operating activities of discontinued operations	—	—	557	—	557
Net cash provided by operating activities	7	422	1,716	—	2,145
Investing activities:
Additions to property, plant and mine development	—	(326)	(985)	—	(1,311)
Acquisitions, net	(821)	—	(2)	—	(823)
Proceeds from sales of investments	—	25	4	—	29
Proceeds from sales of other assets	102	18	83	—	203
Other	—	—	(49)	—	(49)
Net cash used in investing activities of continuing operations	(719)	(283)	(949)	—	(1,951)
Net cash used in investing activities of discontinued operations	—	—	(90)	—	(90)
Net cash used in investing activities	(719)	(283)	(1,039)	—	(2,041)
Financing activities:
Repayment of debt	(200)	(2)	(27)	—	(229)
Net intercompany borrowings (repayments)	291	(57)	(234)	—	—
Proceeds from stock issuance, net	675	—	—	—	675
Proceeds from sale of noncontrolling interests	—	3	34	—	37
Funding from noncontrolling interests	—	—	109	—	109
Acquisition of noncontrolling interests	—	—	(8)	—	(8)
Dividends paid to noncontrolling interests	—	—	(3)	—	(3)
Dividends paid to common stockholders	(52)	—	—	—	(52)
Other	(2)	1	1	—	—
Net cash provided by (used in) financing activities of continuing operations	712	(55)	(128)	—	529
Net cash provided by (used in) financing activities of discontinued operations	—	—	(233)	—	(233)
Net cash provided by (used in) financing activities	712	(55)	(361)	—	296
Effect of exchange rate changes on cash	—	—	(22)	—	(22)
Net change in cash and cash equivalents	—	84	294	—	378
Less net cash provided by (used in) Batu Hijau discontinued operations	—	—	246	—	246
	—	84	48	—	132
Cash and cash equivalents at beginning of period	—	1,097	1,134	—	2,231
Cash and cash equivalents at end of period	$—	$1,181	$1,182	$—	$2,363

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions, except per share, per ounce and per pound amounts)

	Year Ended December 31, 2014
	(Issuer)	(Guarantor)	(Non-Guarantor)		Newmont
	Newmont				Mining
	Mining	Newmont	Other		Corporation
Condensed Consolidating Statement of Cash Flows	Corporation	USA	Subsidiaries	Eliminations	Consolidated
Operating activities:
Net cash provided by operating activities of continuing operations	$(210)	$197	$1,436	$—	$1,423
Net cash provided by operating activities of discontinued operations	—	—	15	—	15
Net cash provided by operating activities	(210)	197	1,451	—	1,438
Investing activities:
Additions to property, plant and mine development	—	(395)	(645)	—	(1,040)
Acquisitions, net	—	—	(28)	—	(28)
Proceeds from sales of investments	25	—	—	—	25
Purchases of investments	—	(25)	(1)	—	(26)
Proceeds from sales of other assets	—	468	193	—	661
Other	—	(6)	(23)	—	(29)
Net cash used in investing activities of continuing operations	25	42	(504)	—	(437)
Net cash used in investing activities of discontinued operations	—	—	(70)	—	(70)
Net cash used in investing activities	25	42	(574)	—	(507)
Financing activities:
Proceeds from debt, net	567	—	32	—	599
Repayment of debt	(675)	(1)	(10)	—	(686)
Net intercompany borrowings (repayments)	407	323	(730)	—	—
Proceeds from sale of noncontrolling interests	—	108	71	—	179
Acquisition of noncontrolling interests	—	—	(9)	—	(9)
Dividends paid to noncontrolling interests	—	—	(4)	—	(4)
Dividends paid to common stockholders	(114)	—	—	—	(114)
Other	—	—	(2)	—	(2)
Net cash provided by (used in) financing activities of continuing operations	185	430	(652)	—	(37)
Net cash provided by (used in) financing activities of discontinued operations	—	—	(28)	—	(28)
Net cash provided by (used in) financing activities	185	430	(680)	—	(65)
Effect of exchange rate changes on cash	—	—	(17)	—	(17)
Net change in cash and cash equivalents	—	669	180	—	849
Less net cash provided by (used in) Batu Hijau discontinued operations	—	—	(70)	—	(70)
	—	669	250	—	919
Cash and cash equivalents at beginning of period	—	428	884	—	1,312
Cash and cash equivalents at end of period	$—	$1,097	$1,134	$—	$2,231

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions, except per share, per ounce and per pound amounts)

	At December 31, 2016
	(Issuer)	(Guarantor)	(Non-Guarantor)		Newmont
	Newmont				Mining
	Mining	Newmont	Other		Corporation
Condensed Consolidating Balance Sheet	Corporation	USA	Subsidiaries	Eliminations	Consolidated
Assets:
Cash and cash equivalents	$—	$1	$2,755	$—	$2,756
Trade receivables	—	21	106	—	127
Other accounts receivables	—	2	214	—	216
Intercompany receivable	7,255	6,065	11,347	(24,667)	—
Investments	—	—	56	—	56
Inventories	—	155	462	—	617
Stockpiles and ore on leach pads	—	224	539	—	763
Other current assets	—	83	59	—	142
Current assets	7,255	6,551	15,538	(24,667)	4,677
Property, plant and mine development, net	20	3,144	9,355	(34)	12,485
Investments	—	8	219	—	227
Investments in subsidiaries	13,222	537	—	(13,759)	—
Stockpiles and ore on leach pads	—	599	1,265	—	1,864
Deferred income tax assets	477	48	1,296	(490)	1,331
Non-current intercompany receivable	2,219	606	955	(3,780)	—
Other non-current assets	—	224	223	—	447
Total assets	$23,193	$11,717	$28,851	$(42,730)	$21,031
Liabilities:
Debt	$560	$3	$3	$—	$566
Accounts payable	—	62	258	—	320
Intercompany payable	7,720	4,795	12,152	(24,667)	—
Employee-related benefits	—	148	156	—	304
Income and mining taxes	—	13	140	—	153
Other current liabilities	62	109	236	—	407
Current liabilities	8,342	5,130	12,945	(24,667)	1,750
Debt	4,038	4	7	—	4,049
Reclamation and remediation liabilities	—	247	1,782	—	2,029
Deferred income tax liabilities	9	93	980	(490)	592
Employee-related benefits	—	269	142	—	411
Non-current intercompany payable	83	—	3,731	(3,814)	—
Other non-current liabilities	—	21	305	—	326
Total liabilities	12,472	5,764	19,892	(28,971)	9,157
Equity:
Newmont stockholders’ equity	10,721	5,953	7,806	(13,759)	10,721
Noncontrolling interests	—	—	1,153	—	1,153
Total equity	10,721	5,953	8,959	(13,759)	11,874
Total liabilities and equity	$23,193	$11,717	$28,851	$(42,730)	$21,031

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

Operating Segments

The Company’s operating and reportable segments are identified in Note 5. Except as noted in this paragraph, all of the Company’s commitments and contingencies specifically described herein are included in Corporate and Other in Note 5. The Yanacocha matters relate to the South America reportable segment. The Fronteer matters relate to the North America reportable segment.

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

In early 2015, the Peruvian government agency responsible for certain environmental regulations, the Ministry of the Environment (“MINAM”), issued proposed water quality criteria for designated beneficial uses which apply to mining companies, including Yanacocha. These criteria would modify the in-stream water quality criteria pursuant to which Yanacocha has been designing water treatment processes and infrastructure. In December 2015, MINAM issued the final regulation that modified the water quality standards and the Company has one year to submit a modification to the previously approved Environmental Impact Assessment which was due February 15, 2017. A total of up to four years are allowed for permitting, detailed engineering, and construction of water treatment facilities required for compliance with the new water quality standards. Yanacocha is currently assessing treatment options in connection with the new water quality standards, which are expected to result in increased costs. If Yanacocha is unsuccessful in designing, constructing and implementing effective treatment options in the next four years, it could result in potential fines and penalties relating to potential intermittent non-compliant exceedances.

The Company is conducting a comprehensive study of the current Yanacocha long-term mining and closure plans as part of the requirement to submit an updated closure plan to Peruvian regulators every five years. The revised closure plan will be submitted to Peruvian regulators in the second half of 2017. The revised closure plan may require the Company to provide additional reclamation bonding for Yanacocha.

On December 7, 2016, the Company presented its current assessment of the Yanacocha closure plan to the Board of Directors after completing its review of preliminary changes to the Yanacocha closure plan based on revised long-term mining plans, the study work completed to date and in connection with the Company’s annual process to evaluate and update all asset retirement obligations. As a result, the Company recorded an increase to the reclamation obligation at Yanacocha of $425.  This increase to the reclamation obligation resulted in an increase to the recorded asset retirement cost asset of $348 related to the producing portions of the mine and a non-cash charge to reclamation expense for the quarter ended December 31, 2016 of $77 related to the areas of Yanacocha’s operations no longer in production. The increase to the reclamation liability is primarily due to higher estimated long-term water management costs, heap leach earthworks and related support activities.

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions, except per share, per ounce and per pound amounts)

The Company determined that an impairment indicator existed as a result of the updated Yanacocha long-term mining and closure plans and the related increases in estimated future closure costs that resulted in the increase to the asset retirement cost asset. As such, Yanacocha’s long-lived assets were tested for recoverability and an assessment of impairment was performed, which resulted in a non-cash impairment charge of $970. See Note 7 for further information regarding the impairment of long-lived assets recorded for Yanacocha as of December 31, 2016.

Estimated future reclamation costs are based principally on legal and regulatory requirements. At December 31, 2016 and December 31, 2015,  $1,792 and $1,300, respectively, were accrued for reclamation costs relating to currently or recently producing mineral properties in accordance with asset retirement obligation guidance. The current portions of $28 and $29 at December 31, 2016 and December 31, 2015, respectively, are included in Other current liabilities.

In addition, the Company is involved in several matters concerning environmental obligations associated with former mining activities. Generally, these matters concern developing and implementing remediation plans at the various sites involved. The Company believes that the related environmental obligations associated with these sites are similar in nature with respect to the development of remediation plans, their risk profile and the compliance required to meet general environmental standards. Based upon the Company’s best estimate of its liability for these matters, $298 and $318 were accrued for such obligations at December 31, 2016 and December 31, 2015, respectively. These amounts are included in Other current liabilities and Reclamation and remediation liabilities. Depending upon the ultimate resolution of these matters, the Company believes that it is reasonably possible that the liability for these matters could be as much as 41% greater or 1% lower than the amount accrued at December 31, 2016. The amounts accrued are reviewed periodically based upon facts and circumstances available at the time. Changes in estimates are recorded in Reclamation and remediation in the period estimates are revised.

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

Dawn Mining Company LLC (“Dawn”) - 51% Newmont Owned

Midnite Mine Site and Dawn Mill Site. Dawn previously leased an open pit uranium mine, currently inactive, on the Spokane Indian Reservation in the State of Washington. The mine site is subject to regulation by agencies of the U.S. Department of Interior (the Bureau of Indian Affairs and the Bureau of Land Management), as well as the United States Environmental Protection Agency (“EPA”).

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

During 2012, the Department of Interior contributed its share of past EPA costs and future costs related to the cleanup of the Midnite mine site in a lump sum payment of $42, which Newmont classified as restricted assets with interest on the Consolidated Balance Sheets for all periods presented. In 2016, Newmont completed the remedial design process (with the exception of the design of the water treatment plant which is on hold pending final permitting) and subsequently procured a contractor and initiated implementation of the remedial action.

The Dawn mill site is regulated by the Washington Department of Health and is in the process of being closed. Remediation at the Dawn mill site began in 2013. The earthworks component of the closure is anticipated to be completed in 2017. The remaining closure activity will consist primarily of addressing groundwater issues.

The remediation liability for the Midnite mine site and Dawn mill site is approximately $206 at December 31, 2016.

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

Administrative Actions.  The Peruvian government agency responsible for environmental evaluation and inspection, Organismo Evaluacion y Fiscalizacion Ambiental (“OEFA”), conducts periodic reviews of the Yanacocha site. In 2011, 2012, 2013, the first quarter of 2015, second, third and fourth quarters of 2016 and January 2017, OEFA issued notices of alleged violations of OEFA standards to Yanacocha and Conga relating to past inspections. OEFA has resolved some alleged violations with minimal or no findings. In the first quarter of 2015 and the fourth quarter of 2016, the water authority of Cajamarca issued notices of alleged regulatory violations, and resolved some allegations in early 2017 with no findings. The experience with OEFA and the water authority is that in the case of a finding of violation, remedial action is often the outcome rather than a significant fine. The alleged OEFA violations currently range from zero to 101,730 units and the water authority alleged violations range from zero to 40,000 units,

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions, except per share, per ounce and per pound amounts)

with each unit having a potential fine equivalent to approximately $.00264 based on current exchange rates ($0 to $179). Yanacocha and Conga are responding to all notices of alleged violations, but cannot reasonably predict the outcome of the agency allegations.

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

Investigations

We occasionally identify or are apprised of information or allegations that certain employees, affiliates, agents or associated persons may have engaged in unlawful conduct for which we might be held responsible. We are conducting an investigation, with the assistance of outside counsel, relating to certain business activities of the Company and its affiliates and contractors in countries outside the U.S. The investigation includes a review of compliance with the requirements of the U.S. Foreign Corrupt Practices Act and other applicable laws and regulations. The Company is working with the U.S. Securities and Exchange Commission (“SEC”) and the U.S. Department of Justice with respect to the investigation. In March 2016, the Company entered into a one-year agreement with the U.S. SEC tolling the statute of limitations relating to the investigation, and in April 2016, entered into a similar agreement with the U.S. Department of Justice. Both of the initial tolling agreements were effective through October 29, 2016. In September 2016, the Company agreed to extend its tolling agreement with the Department of Justice through April 2017, and agreed to a similar extension with the SEC in October 2016. As of the filing of these financial statements, we cannot predict the outcome of these matters. Accordingly, no provision with respect to these matters has been made in our consolidated financial statements.

Other Commitments and Contingencies

The Company has minimum royalty obligations on one of its producing mines in Nevada for the life of the mine. Amounts paid as a minimum royalty (where production royalties are less than the minimum obligation) in any year are recoverable in future years when the minimum royalty obligation is exceeded. Although the minimum royalty requirement may not be met in a particular year, the Company expects that over the mine life, gold production will be sufficient to meet the minimum royalty requirements. Royalty payments payable, net of recoverable amounts, are $30 in 2017,  $30 in 2018,  $31 in 2019,  $33 in 2020,  $34 in 2021 and $35 thereafter.

On June 25, 2009, the Company completed the acquisition of the remaining 33.33% interest in Boddington from AngloGold Ashanti Australia Limited (“AngloGold”). Consideration for the acquisition consisted of $982 and a contingent royalty capped at $100, equal to 50% of the average realized operating margin (Revenue less Costs applicable to sales on a by-product basis), if any, exceeding $600 per ounce, payable quarterly beginning in the second quarter of 2010 on one-third of gold sales from Boddington. At the acquisition date, the Company estimated the fair value of the contingent consideration at $62. At December 31, 2016 and 2015, the estimated fair value of the unpaid contingent consideration was approximately $14 and $10, respectively. Changes to the estimated fair value resulting from periodic revaluations are recorded to Other expense, net. This contingent royalty is capped at $100 in aggregate payments, of which $78 has been paid to date. The Company paid $6 during 2016 and made no payments during 2015 or 2014. The range of remaining undiscounted amounts the Company could pay is between $0 and $22 and the Company expects to pay $3 in the next 12 months.

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions, except per share, per ounce and per pound amounts)

As part of its ongoing business and operations, the Company and its affiliates are required to provide surety bonds, bank letters of credit and bank guarantees as financial support for various purposes, including environmental remediation, reclamation, exploration permitting, workers compensation programs and other general corporate purposes. At December 31, 2016 and 2015, there were $2,227 and $2,060, respectively, of outstanding letters of credit, surety bonds and bank guarantees. The surety bonds, letters of credit and bank guarantees reflect fair value as a condition of their underlying purpose and are subject to fees competitively determined in the market place. The obligations associated with these instruments are generally related to performance requirements that the Company addresses through its ongoing operations. As the specific requirements are met, the beneficiary of the associated instrument cancels and/or returns the instrument to the issuing entity. Certain of these instruments are associated with operating sites with long-lived assets and will remain outstanding until closure. Generally, bonding requirements associated with environmental regulation are becoming more restrictive. However, the Company believes it is in compliance with all applicable bonding obligations and will be able to satisfy future bonding requirements through existing or alternative means, as they arise.

Newmont is from time to time involved in various legal proceedings related to its business. Except in the above described proceedings, management does not believe that adverse decisions in any pending or threatened proceeding or that amounts that may be required to be paid by reason thereof will have a material adverse effect on the Company’s financial condition or results of operations.

NOTE 30   UNAUDITED SUPPLEMENTARY DATA

Quarterly Data

The following is a summary of selected quarterly financial information (unaudited):

	2016
	Three Months Ended
	March 31	June 30	September 30	December 31
Sales	$1,462	$1,669	$1,791	$1,789
Gross profit (1)	$314	$465	$448	$313
Income (loss) from continuing operations (2)	$(12)	$14	$169	$(391)
Income (loss) from discontinued operations (2)	64	9	(527)	47
Net income (loss) attributable to Newmont stockholders	$52	$23	$(358)	$(344)
Income (loss) per common share
Basic:
Continuing operations	$(0.02)	$0.02	$0.32	$(0.73)
Discontinued operations	0.12	0.02	(0.99)	0.08
	$0.10	$0.04	$(0.67)	$(0.65)
Diluted:
Continuing operations	$(0.02)	$0.02	$0.32	$(0.73)
Discontinued operations	0.12	0.02	(0.99)	0.08
	$0.10	$0.04	$(0.67)	$(0.65)
Weighted average common shares (millions)
Basic	530	531	531	531
Diluted	531	533	533	534
Cash dividends declared per common share	$0.025	$0.025	$0.025	$0.050
Closing price of common stock	$26.58	$39.12	$39.29	$34.07

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions, except per share, per ounce and per pound amounts)

	2015
	Three Months Ended
	March 31	June 30	September 30	December 31
Sales	$1,612	$1,461	$1,560	$1,452
Gross profit (1)	$480	$366	$321	$(15)
Income (loss) from continuing operations (2)	$98	$18	$159	$(276)
Income (loss) from discontinued operations (2)	85	54	60	22
Net income (loss) attributable to Newmont stockholders	$183	$72	$219	$(254)
Income (loss) per common share
Basic:
Continuing operations	$0.20	$0.04	$0.30	$(0.54)
Discontinued operations	0.17	0.10	0.12	0.04
	$0.37	$0.14	$0.42	$(0.50)
Diluted:
Continuing operations	$0.20	$0.04	$0.30	$(0.54)
Discontinued operations	0.17	0.10	0.12	0.04
	$0.37	$0.14	$0.42	$(0.50)
Weighted average common shares (millions)
Basic	499	505	529	529
Diluted	500	506	530	530
Cash dividends declared per common share	$0.025	$0.025	$0.025	$0.025
Closing price of common stock	$21.71	$23.36	$16.07	$17.99

(1)	Sales less Costs applicable to sales, Depreciation and amortization, and Reclamation and remediation.
(2)	Attributable to Newmont stockholders.

Significant after-tax items were as follows (quarterly amounts may not calculate to annual amounts due to rounding):

Fourth quarter 2016 (i) $334  ($0.63 per share, diluted) loss related to impairment of long-lived assets; (ii) $120  ($0.22 per share, diluted) loss related to tax adjustments; (iii) $47  ($0.08 per share, diluted) income from discontinued operations; (iv) $33  ($0.06 per share, diluted) loss on debt repayment; and (v) $33  ($0.06 per share, diluted) loss related to reclamation charges.

Third quarter 2016 (i) $527  ($0.99 per share, diluted) loss from discontinued operations and (ii) $17  ($0.03 per share, diluted) loss related to the La Quinua leach pad revision.

Second quarter 2016 (i) $137  ($0.26 per share, diluted) loss related to tax adjustments and (ii) $9  ($0.02 per share, diluted) income from discontinued operations.

First quarter 2016 (i) $236  ($0.44 per share, diluted) loss related to tax adjustments; (ii) $104  ($0.20 per share, diluted) gain on asset sales and (iii) $64  ($0.12 per share, diluted) income from discontinued operations.

Fourth quarter 2015 (i) $130  ($0.25 per share, diluted) loss related to tax adjustments; (ii) $94  ($0.18 per share, diluted) loss related to reclamation charges; (iii) $22  ($0.04 per share, diluted) income from discontinued operations; (iv) $18  ($0.03 per share, diluted) loss related to impairment of long-lived assets and (v) $18  ($0.03 per share, diluted) loss related to the Ghana Investment Agreement.

Third quarter 2015 (i) $60  ($0.11 per share, diluted) income from discontinued operations; (ii) $49  ($0.09 per share, diluted) gain on deconsolidation of TMAC; (iii)  $37  ($0.07 per share, diluted) gain related to tax adjustments; (iv) $36  ($0.07 per share, diluted) gain on asset sales and (iv) $19  ($0.04 per share, diluted) loss related to impairment of investments.

Second quarter 2015 (i) $54  ($0.11 per share, diluted) income from discontinued operations; (ii)  $38  ($0.08 per share, diluted) loss related to tax adjustments and (iii) $10  ($0.02 per share, diluted) loss related to impairment of investments.

NEWMONT MINING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions, except per share, per ounce and per pound amounts)

First quarter 2015 (i) $85  ($0.17 per share, diluted) income from discontinued operations; (ii) $78  ($0.16 per share, diluted) loss related to tax adjustments; (iii) $37  ($0.07 per share, diluted) loss related to impairment of investments and (iv) $29  ($0.06 per share, diluted) gain on asset sales.

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

During the third quarter of 2015, the Company began outsourcing certain of its information technology and transactional business processes to a third-party provider. As of December 31, 2016, the Company has transitioned certain procure-to-pay, payroll and transactional accounting processes in its Corporate office and its Asia Pacific, North America, South America and Africa regions as well as certain global information technology processes, including infrastructure and application support and the service desk, to the third-party provider. The Company has taken the necessary steps to monitor and maintain appropriate internal controls over financial reporting.

There were no other changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2016, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting at December 31, 2016. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework 2013. Based upon its assessment, management concluded that, at December 31, 2016, the Company’s internal control over financial reporting was effective.

Ernst & Young LLP, an independent registered public accounting firm, who audited the Company’s Consolidated Financial Statements as of December 31, 2016 and the year then ended included in this Form 10-K, has issued an attestation report on the Company’s internal control over financial reporting, as of December 31, 2016, which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Newmont Mining Corporation

We have audited Newmont Mining Corporation’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Newmont Mining Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Newmont Mining Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Newmont Mining Corporation as of December 31, 2016 and 2015 and the related statements of consolidated operations, comprehensive income (loss), changes in equity and cash flows for the two years ended December 31, 2016 of Newmont Mining Corporation and our report dated February 21, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Denver, Colorado
February 21, 2017

ITEM 9B.OTHER INFORMATION

None.

PART III

ITEM 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information concerning Newmont’s directors, Audit Committee, compliance with Section 16(a) of the Exchange Act and Code of Ethics is contained in Newmont’s definitive Proxy Statement, filed pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934 for the 2017 Annual Meeting of Stockholders and is incorporated herein by reference.

Information concerning Newmont’s executive officers is set forth below:

Name	Age	Office
Gary J. Goldberg	58	President and Chief Executive Officer
Nancy K. Buese	47	Executive Vice President and Chief Financial Officer
Elaine Dorward-King	59	Executive Vice President, Sustainability and External Relations
Randy Engel	50	Executive Vice President, Strategic Development
Stephen P. Gottesfeld	49	Executive Vice President and General Counsel
Scott P. Lawson	55	Executive Vice President and Chief Technology Officer
William N. MacGowan	59	Executive Vice President, Human Resources
Thomas R. Palmer	49	Executive Vice President and Chief Operating Officer
John W. Kitlen	53	Vice President, Controller and Chief Accounting Officer

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

Ms. Buese was elected Executive Vice President and Chief Financial Officer in October 2016. Ms. Buese most recently served as Executive Vice President and Chief Financial Officer for MPLX, a publicly traded energy company formed by Marathon Petroleum Corporation. Prior to MPLX’s acquisition of MarkWest Energy Partners in 2015, Ms. Buese served for 11 years as Executive Vice President and Chief Financial Officer of MarkWest. Ms. Buese also is a former Partner with Ernst & Young and worked in public accounting for 12 years.

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

Mr. Lawson was appointed Executive Vice President and Chief Technology Officer for Newmont in May 2016. He was elected Executive Vice President, Technical Services in March 2015 having previously served as Senior Vice President, Technical Services since December 2012. Prior to joining Newmont, Mr. Lawson served as Senior Vice President, Engineering Services at Peabody Energy, responsible for global engineering and technical services support. Mr. Lawson spent 22 years with international miner Rio Tinto including executive roles and as Vice President, Engineering and Technical Services for Kennecott Utah Copper. He has also served on the Utah Air Quality Board and the Utah Safety Council Board.

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

Mr. Palmer became the Executive Vice President and Chief Operating Officer for Newmont on May 1, 2016. Previously, Mr. Palmer was elected Senior Vice President, Asia Pacific in February 2015 after serving as Senior Vice President, Indonesia since March 2014. Prior to joining Newmont, he was the Chief Operating Officer, Pilbara Mines at Rio Tinto Iron Ore. Over a 20-year career with Rio Tinto, Mr. Palmer worked in a variety of roles across a number of commodities, including General Manager, Technology for the Bauxite and Alumina business; General Manager, Operations at Hail Creek coal mine; and General Manager, Asset Management at Palabora Mining Company in South Africa.

Mr. Kitlen became the Vice President, Controller and Chief Accounting Officer in June 2016. He was elected Vice President, Internal Audit in October 2012, having previously served as Director, Internal Audit since joining Newmont in February 2011. Prior to joining Newmont, Mr. Kitlen served as Director, Internal Audit at Sun Microsystems for four years. Previously, he served as the Internal Audit Director for StorageTek and spent more than seven years with Level 3 Communications in various roles including Vice President of Internal Audit, Assistant Corporate Controller and Director of Finance. Mr. Kitlen began his career in public accounting with Deloitte and Touche.

ITEM 11.EXECUTIVE COMPENSATION

Information concerning this item is contained in Newmont’s definitive Proxy Statement, filed pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934 for the 2017 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information concerning this item is contained in Newmont’s definitive Proxy Statement, filed pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934 for the 2017 Annual Meeting of Stockholders and incorporated herein by reference.

Equity Compensation Plan Information

The following table sets forth at December 31, 2016 information regarding Newmont’s Common Stock that may be issued under Newmont’s equity compensation plans:

	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)	(b) (1)	(c)
Equity compensation plans approved by security holders (2)	7,488,770	51.33	13,365,339	(3)
Equity compensation plans not approved by security holders	—	N/A	—

(1)	The weighted average exercise price does not take into account the shares issuable upon vesting of restricted stock units, performance leveraged stock units, or strategic stock units.
(2)

Newmont’s 2013 Stock Incentive Plan was approved by the stockholders on April 24, 2013. A maximum of 14,500,000 shares of Newmont's Common Stock, plus up to 7,842,793 shares available for grant under the 2005 Incentive Plan as of December 31, 2013, were authorized to be issued under the 2013 Stock Incentive Plan at that time. There are currently 13,365,339 shares registered and available to grant under the 2013 Stock Incentive Plan. There are no equity compensation plans not approved by stockholders.

(3)	Securities remaining available for future issuance under the 2013 Stock Incentive Plan. No additional grants or awards will be made under any of the Company’s other plans.

ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information concerning this item is contained in Newmont’s definitive Proxy Statement, filed pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934 for the 2017 Annual Meeting of Stockholders and incorporated herein by reference.

ITEM 14.PRINCIPAL ACCOUNTING FEES AND SERVICES

Information concerning this item is contained in Newmont’s definitive Proxy Statement, filed pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934 for the 2017 Annual Meeting of Stockholders and incorporated herein by reference.

PART IV

ITEM  15.EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following documents are filed as a part of this report:

(a)Financial Statements

(1)The Consolidated Financial Statements, together with the reports thereon of Ernst & Young LLP and PricewaterhouseCoopers LLP dated February 21, 2017 and February 19, 2015, respectively, are included as part of Item 8, Financial Statements and Supplementary Data, commencing on page 97 above.

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
Stephen P. Gottesfeld Executive Vice President and General Counsel

February 21, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 16, 2017.

Signature	Title

*	Chief Executive Officer and Director
Gary J. Goldberg	(Principal Executive Officer)

*	Executive Vice President and Chief Financial Officer
Nancy K. Buese	(Principal Financial Officer)

*	Vice President, Controller and Chief Accounting Officer
John W. Kitlen	(Principal Accounting Officer)

Gregory H. Boyce*	Director

Bruce R. Brook*	Director

J. Kofi Bucknor*	Director

Vincent A. Calarco*	Director

Joseph A. Carrabba*	Director

Noreen Doyle*	Director

Veronica M. Hagen*	Director

Jane Nelson*	Director

Julio M. Quintana*	Director

*By:	/s/ STEPHEN P. GOTTESFELD
Stephen P. Gottesfeld Attorney-in-Fact

S-1

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

	Years Ended December 31,
	2016	2015	2014
	(in millions)
Deferred Income Tax Valuation Allowance
Balance at beginning of year	$2,735	$2,565	$2,540
Additions to deferred income tax expense	1,612	530	176
Reduction of deferred income tax expense	(503)	(360)	(151)
Balance at end of year	$3,844	$2,735	$2,565

Refer to Note 10 of the Consolidated Financial Statements for additional information.

SCH-1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Newmont Mining Corporation

We have audited the consolidated financial statements of Newmont Mining Corporation as of December 31, 2016 and 2015, and for each of the two years in the period ended December 31, 2016, and have issued our report thereon dated February 21, 2017 (included elsewhere in this Form 10-K). Our audits also included the financial statement schedule listed in Item 15, Schedule II – Valuation and Qualifying Accounts, of this Form 10-K. This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on these schedules based on our audits.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

Denver, Colorado

February 21, 2017

SCH-2

EXHIBIT INDEX

Exhibit Number		Description

2.1	—

Stock Purchase Agreement, dated as of June 8, 2015 by and among Registrant and AngloGold Ashanti North America Inc., AngloGold Ashanti USA Incorporated, AngloGold Ashanti (Colorado) Corp., GCGC LLC and, for limited purposes, AngloGold Ashanti Limited. Incorporated by reference to Exhibit 2.1 to Registrant’s Form 8-K filed with the Securities and Exchange Commission on June 10, 2015.

2.2	—

NTPBV Share Sale and Purchase Agreement by and among Nusa Tenggara Partnership BV, as vendor, Newmont Mining Corporation, as vendor guarantor, Sumitomo Corporation, as vendor guarantor, and PT Amman Mineral Internasional, as purchaser, dated June 30, 2016. Incorporated by reference to Registrant’s Form 8-K filed with the Securities and Exchange Commission on July 5, 2016.

2.3	—

Sale and Purchase Agreement – PTPI Loan by and among NVL (USA) Limited, as original lender, Newmont Mining Corporation, as original lender guarantor, and PT Amman Mineral Internasional, as new lender, dated June 30, 2016. Incorporated by reference to Registrant’s Form 8-K filed with the Securities and Exchange Commission on July 5, 2016.

3.1	—

Certificate of Incorporation of Registrant, restated as of October 28, 2009. Incorporated by reference to Exhibit 3.1 to Registrant’s Form 10-Q for the period ended September 30, 2009, filed with the Securities and Exchange Commission on October 29, 2009.

3.2	—

By-Laws of the Registrant as amended and restated effective as of February 12, 2016. Incorporated by reference to Exhibit 3.2 to Registrant’s Form 10-K for the year ended December 31, 2015 filed with the Securities and Exchange Commission on February 17, 2016.

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

Indenture, dated as of July 17, 2007, among Registrant, Newmont USA Limited and The Bank of New York Trust Company, N.A relating to 1.625% Convertible Senior Notes due 2017. Incorporated by reference to Exhibit 4.2 to Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2007, filed with the Securities and Exchange Commission on August 2, 2007.

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

Savings Equalization Plan, amended and restated, of Newmont USA Limited, a wholly owned subsidiary of the Registrant, effective December 31, 2008. Incorporated by reference to Exhibit 10.1 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the Securities and Exchange Commission on February 19, 2009.

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

Amendment Three to the December 31, 2008 restated Savings Equalization Plan of Newmont USA Limited, a wholly owned subsidiary of the Registrant, effective January 1, 2013, incorporated by reference to Exhibit 10.1 to Registrant’s Form 10-Q for the period ended September 30, 2013, filed with the Securities and Exchange Commission on October 31, 2013.

10.4*	—

Amendment Four to the December 31, 2008 restated Savings Equalization Plan of Newmont USA Limited, a wholly owned subsidiary of the Registrant, effective September 1, 2013, incorporated by reference to Exhibit 10.2 to Registrant’s Form 10-Q for the period ended September 30, 2013, filed with the Securities and Exchange Commission on October 31, 2013.

10.5*	—	Amendment Five to the December 31, 2008 restated Savings Equalization Plan of Newmont USA Limited, a wholly owned subsidiary of the Registrant, effective January 1, 2016, filed herewith.

10.6*	—

Pension Equalization Plan, amended and restated, of Newmont USA Limited, a wholly owned subsidiary of the Registrant, effective December 31, 2008. Incorporated by reference to Exhibit 10.2 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the Securities and Exchange Commission on February 19, 2009.

10.7*	—

Amendment One to the December 31, 2008 restated Pension Equalization Plan of Newmont USA Limited, a wholly owned subsidiary of the Registrant, effective January 1, 2014, Incorporated by reference to Exhibit 10.1 to Registrant’s Form 10-Q for the period ended June 30, 2014 filed, with the Securities and Exchange Commission on July 30, 2014.

10.8*	—	Amendment Two to the December 31, 2008 restated Pension Equalization Plan of Newmont USA Limited, a wholly owned subsidiary of the Registrant, effective January 1, 2016, filed herewith.

10.9*	—

2005 Stock Incentive Plan, amended and restated effective October 26, 2005. Incorporated by reference to Exhibit 10.1 of Registrant’s Form 8-K filed with the Securities and Exchange Commission on October 31, 2005.

10.10*	—	2013 Stock Incentive Plan. Incorporated by reference to Appendix A of the Registrant’s Schedule 14A filed with the Securities and Exchange Commission on March 7, 2013.

10.11*	—

Form of Award Agreement used for Executive Officers to grant stock options pursuant to Registrant’s 2005 Stock Incentive Plan. Incorporated by reference to Exhibit 10.2 of Registrant’s Form 8-K filed with the Securities and Exchange Commission on October 26, 2005.

10.12*	—

Form of Award Agreement used for non-employee Directors to grant director stock units pursuant to the 2005 Stock Incentive Plan. Incorporated by reference to Exhibit 10.1 of Registrant’s Form 8-K filed with the Securities and Exchange Commission on June 17, 2005.

10.13*	—

Form of Award Agreement used for non-employee Directors to grant director stock units pursuant to Registrant’s 2013 Stock Incentive Plan. Incorporated by reference to Exhibit 10.8 to Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2013, filed with the Securities and Exchange Commission on July 26, 2013.

10.14*	—

2013 Form of Award Agreement used for Executive Officers to grant restricted stock units, pursuant to Registrant’s 2013 Stock Incentive Plan. Incorporated by reference to Exhibit 10.6 to Registrant’s Form 10-Q for the period ended June 30, 2013, filed with the Securities and Exchange Commission on July 26, 2013.

10.15*	—

2013 Form of Award Agreement used for Executive Officers to grant restricted stock units, pursuant to Registrant’s 2013 Stock Incentive Plan. Incorporated by reference to Exhibit 10.8 to Registrant’s Form 10-Q for the period ended June 30, 2013, filed with the Securities and Exchange Commission on July 26, 2013.

10.16*	—

2014 Form of Award Agreement used for Executive Officers to grant restricted stock units, pursuant to Registrant’s 2013 Stock Incentive Plan. Incorporated by reference to Exhibit 10.1 to Registrant’s Form 10-Q for the period ended March 31, 2014, filed with the Securities and Exchange Commission on April 25, 2014.

10.17*	—

2014 Form of Award Agreement used for Executive Officers to grant restricted stock units, pursuant to Registrant’s 2013 Stock Incentive Plan. Incorporated by reference to Exhibit 10.2 to Registrant’s Form 10-Q for the period ended March 31, 2014, filed with the Securities and Exchange Commission on April 25, 2014.

10.18*	—

2016 Form of Award Agreement used for Executive Officers to grant restricted stock units, pursuant to Registrant’s 2013 Stock Incentive Plan. Incorporated by reference to Exhibit 10.1 to Registrant’s Form 10-Q for the period ended March 31, 2016, filed with the Securities and Exchange Commission on April 20, 2016.

10.19*	—

2016 Restricted Stock Unit Agreement for supplemental restricted stock unit award to E. Randall Engel, dated February 22, 2016. Incorporated by reference to Exhibit 10.2 to Registrant’s Form 10-Q for the period ended March 31, 2016, filed with the Securities and Exchange Commission on April 20, 2016.

10.20*	—

2016 Restricted Stock Unit Agreement for supplemental restricted stock unit award to Stephen P. Gottesfeld, dated February 22, 2016. Incorporated by reference to Exhibit 10.2 to Registrant’s Form 10-Q for the period ended March 31, 2016, filed with the Securities and Exchange Commission on April 20, 2016

10.21*	—

Senior Executive Compensation Program of Registrant, Amended and Restated Effective January 1, 2013. Incorporated by reference to Exhibit 10.3 to Registrant’s Form 10-Q for the period ended June 30, 2013, filed with the Securities and Exchange Commission on July 26, 2013.

10.22*	—

Strategic Stock Unit Bonus Program for Grades E-5 to E-6 of Registrant, effective January 1, 2014. Incorporated by reference to Exhibit 10.3 to Registrant’s Form 10-Q for the period ended March 31, 2014, filed with the Securities and Exchange Commission on April 25, 2014.

10.23*	—

Senior Executive Compensation Program of Registrant, as amended and restated effective January 1, 2014. Incorporated by reference to Exhibit 10.5 to Registrant’s Form 10-Q for the period ended March 31, 2014, filed with the Securities and Exchange Commission on April 25, 2014.

10.24*	—

Section 16 Officer and Senior Executive Annual Incentive Compensation Program of Registrant, effective January 1, 2015. Incorporated by reference to Exhibit 10.6 to Registrant’s Form 10-Q for the period ended March 31, 2015, filed with the Securities and Exchange Commission on April 24, 2015.

10.25*	—

Senior Executive Compensation Program of Registrant, effective January 1, 2015. Incorporated by reference to Exhibit 10.7 to Registrant’s Form 10-Q for the period ended March 31, 2015, filed with the Securities and Exchange Commission on April 24, 2015.

10.26*	—

Senior Executive Compensation Program of Registrant, as amended and restated effective January 1, 2016. Incorporated by reference to Exhibit 10.1 to Registrant’s Form 10-Q for the period ended June 30, 2016, filed with the Securities and Exchange Commission on July 20, 2016.

10.27*	—

Section 16 Officer and Senior Executive Annual Incentive Compensation Program, amended and restated effective January 1, 2016. Incorporated by reference to Exhibit 10.2 to Registrant’s Form 10-Q for the period ended June 30, 2016, filed with the Securities and Exchange Commission on July 20, 2016.

10.28*	—

Officers’ Death Benefit Plan as Amended and Restated effective January 1, 2013, of Newmont USA Limited, a wholly owned subsidiary of Registrant. Incorporated by reference to Exhibit 10.21 to Registrant’s Form 10-K for the period ended December 31, 2015, filed with the Securities and Exchange Commission on February 17, 2016.

10.29*	—	Amendment One to the Officer’s Death Benefit Plan as Amended and Restated effective January 1, 2013, of Newmont USA Limited, a wholly owned subsidiary of Registrant, filed herewith.

10.30*	—

Executive Change of Control Plan, amended and restated effective December 31, 2008, of Newmont USA Limited, a wholly owned subsidiary of Registrant. Incorporated by reference to Exhibit 10.20 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the Securities and Exchange Commission on February 19, 2009.

10.31*	—

Amendment One to the December 31, 2008 Executive Change of Control Plan of Newmont, amended and restated by Newmont USA Limited, a wholly owned subsidiary of Registrant, effective January 1, 2012, and Amendment Two to the December 31, 2008 Executive Change of Control Plan of Newmont, amended and restated by Newmont USA Limited, a wholly owned subsidiary of Registrant, effective January 1, 2012. Incorporated by reference to Exhibit 10.58 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011, filed with the Securities and Exchange Commission on February 24, 2012.

10.32*	—

2012 Executive Change of Control Plan, effective January 1, 2012, of Newmont USA Limited, a wholly owned subsidiary of Registrant. Incorporated by reference to Exhibit 10.57 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011, filed with the Securities and Exchange Commission on February 24, 2012.

10.33*	—

2014 Executive Severance Plan of Newmont, amended and restated effective January 1, 2014. Incorporated by reference to Exhibit 10.68 to Registrant’s Form 10-K for the year ended December 31, 2014, filed with the Securities and Exchange Commission on February 20, 2015.

10.34*	—

Amendment One to the Executive Severance Plan of Newmont, amended and restated effective January 1, 2014. Incorporated by reference to Exhibit 10.69 to Registrant’s Form 10-K for the year ended December 31, 2014, filed with the Securities and Exchange Commission on February 20, 2015.

10.35*	—

Amendment Two to the Executive Severance Plan of Newmont. Incorporated by reference to Exhibit 10.1 to Registrant’s Form 10-Q for the period ended September 30, 2015, filed with the Securities and Exchange Commission on October 29, 2015.

10.36*	—	Amendment Three to the Executive Severance Plan of Newmont, filed herewith.

10.37*	—	Executive Severance Release and Waiver, effective December 31, 2016, between Mary Lauren Brlas and Newmont International Services Limited, filed herewith.

10.38	—

Credit Agreement dated as of May 20, 2011, among Registrant, the lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent. Incorporated by reference to Exhibit 10.1 to Registrant’s Form 10-Q for the period June 30, 2011, filed with the Securities and Exchange Commission on July 29, 2011.

10.39	—

First Amendment, dated May 15, 2012, to the Credit Agreement dated May 20, 2011, among Registrant, the lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent. Incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed with the Securities and Exchange Commission on May 18, 2012.

10.40	—

Second Amendment, dated March 31, 2014, to the Credit Agreement dated May 20, 2011, by and among Newmont Mining Corporation, the lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent. Incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on April 2, 2014.

10.41	—

Third Amendment dated March 3, 2015 to the Credit Agreement dated May 20, 2011, by and among Registrant, the lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent. Incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed with the Securities and Exchange Commission on March 6, 2015.

10.42	—

Second Reaffirmation Agreement, dated March 31, 2014, by Newmont USA Limited and JPMorgan Chase Bank, N.A., as Administrative Agent. Incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on April 2, 2014.

10.43	—

Confirmation of Convertible Note Hedge, dated as of July 11, 2007, between Newmont Mining Corporation and JPMorgan Chase Bank, National Association, London Branch (with respect to 2017 Notes). Incorporated by reference as Exhibit 10.3 to Registrant’s Form 10-Q for the period ended June 30, 2007, filed with the Securities and Exchange Commission on August 2, 2007.

10.44	—

Confirmation of Convertible Note Hedge, dated as of July 11, 2007, between Newmont Mining Corporation and Citibank, N.A. (with respect to 2017 Notes). Incorporated by reference as Exhibit 10.5 to Registrant’s Form 10-Q for the period ended June 30, 2007, filed with the Securities and Exchange Commission on August 2, 2007.

10.45	—

Confirmation of Convertible Note Hedge, dated as of July 11, 2007, between Newmont Mining Corporation and UBS AG, London Branch (with respect to 2017 Notes). Incorporated by reference as Exhibit 10.7 to Registrant’s Form 10-Q for the period ended June 30, 2007, filed with the Securities and Exchange Commission on August 2, 2007.

10.46	—

Confirmation of Convertible Note Hedge, dated as of July 11, 2007, between Newmont Mining Corporation and Deutsche Bank AG, London Branch (with respect to 2017 Notes). Incorporated by reference as Exhibit 10.9 to Registrant’s Form 10-Q for the period June 30, 2007, filed with the Securities and Exchange Commission on August 2, 2007.

10.47	—

Confirmation of Convertible Note Warrant Transaction, dated as of July 11, 2007, between Newmont Mining Corporation and JPMorgan Chase Bank, National Association, London Branch (with respect to 2017 Notes). Incorporated by reference as Exhibit 10.11 to Registrant’s Form 10-Q for the period ended June 30, 2007, filed with the Securities and Exchange Commission on August 2, 2007.

10.48	—

Confirmation of Convertible Note Warrant Transaction, dated as of July 11, 2007, between Newmont Mining Corporation and Citibank, N.A. (with respect to 2017 Notes). Incorporated by reference as Exhibit 10.13 to Registrant’s Form 10-Q for the period ended June 30, 2007, filed with the Securities and Exchange Commission on August 2, 2007.

10.49	—

Confirmation of Convertible Note Warrant Transaction, dated as of July 11, 2007, between Newmont Mining Corporation and UBS AG, London Branch (with respect to 2017 Notes). Incorporated by reference as Exhibit 10.15 to Registrant’s Form 10-Q for the period ended June 30, 2007, filed with the Securities and Exchange Commission on August 2, 2007.

10.50	—

Confirmation of Convertible Note Warrant Transaction, dated as of July 11, 2007, between Newmont Mining Corporation and Deutsche Bank AG, London Branch (with respect to 2017 Notes). Incorporated by reference as Exhibit 10.17 to Registrant’s on Form 10-Q for the period ended June 30, 2007, filed with the Securities and Exchange Commission on August 2, 2007.

10.51	—

Confirmation of Convertible Note Hedge, dated as of July 13, 2007, between Newmont Mining Corporation and JPMorgan Chase Bank, National Association, London Branch (with respect to 2017 Notes). Incorporated by reference as Exhibit 10.19 to Registrant’s Form 10-Q for the period ended June 30, 2007, filed with the Securities and Exchange Commission on August 2, 2007.

10.52	—

Confirmation of Convertible Note Hedge, dated as of July 13, 2007, between Newmont Mining Corporation and Citibank, N.A. (with respect to 2017 Notes). Incorporated by reference as Exhibit 10.21 to Registrant’s Form 10-Q for the period ended June 30, 2007, filed with the Securities and Exchange Commission on August 2, 2007.

10.53	—

Confirmation of Convertible Note Hedge, dated as of July 13, 2007, between Newmont Mining Corporation and UBS AG, London Branch (with respect to 2017 Notes). Incorporated by reference as Exhibit 10.23 to Registrant’s Form 10-Q for the period ended June 30, 2007, filed with the Securities and Exchange Commission on August 2, 2007.

10.54	—

Confirmation of Convertible Note Hedge, dated as of July 13, 2007, between Newmont Mining Corporation and Deutsche Bank AG, London Branch (with respect to 2017 Notes). Incorporated by reference as Exhibit 10.25 to Registrant’s Form 10-Q for the period ended June 30, 2007, filed with the Securities and Exchange Commission on August 2, 2007.

10.55	—

Confirmation of Convertible Note Warrant Transaction, dated as of July 13, 2007, between Newmont Mining Corporation and JPMorgan Chase Bank, National Association, London Branch (with respect to 2017 Notes). Incorporated by reference as Exhibit 10.27 to Registrant’s Form 10-Q for the period ended June 30, 2007, filed with the Securities and Exchange Commission on August 2, 2007.

10.56	—

Confirmation of Convertible Note Warrant Transaction, dated as of July 13, 2007, between Newmont Mining Corporation and Citibank, N.A. (with respect to 2017 Notes). Incorporated by reference as Exhibit 10.29 to Registrant’s Form 10-Q for the period ended June 30, 2007, filed with the Securities and Exchange Commission on August 2, 2007.

10.57	—

Confirmation of Convertible Note Warrant Transaction, dated as of July 13, 2007, between Newmont Mining Corporation and UBS AG, London Branch (with respect to 2017 Notes). Incorporated by reference as Exhibit 10.31 to Registrant’s Form 10-Q for the period ended June 30, 2007, filed with the Securities and Exchange Commission on August 2, 2007.

10.58	—

Confirmation of Convertible Note Warrant Transaction, dated as of July 13, 2007, between Newmont Mining Corporation and Deutsche Bank AG, London Branch (with respect to 2017 Notes). Incorporated by reference as Exhibit 10.33 to Registrant’s Form 10-Q for the period ended June 30, 2007, filed with the Securities and Exchange Commission on August 2, 2007.

10.59	—

Mineral Agreement dated and effective as of November 22, 2013, between the Republic of Suriname and Suriname Gold Company, LLC., a wholly owned subsidiary of the Registrant, as clarified by bulletin and letters dated September 10, 2013 and November 21, 2013, respectively. Incorporated by reference to Exhibit 10.2 to Registrant’s Form 10-Q for the period ended June 30, 2014 filed with the Securities and Exchange Commission on July 30, 2014.

10.60	—

2015 Investment Agreement between the Republic of Ghana and Newmont Ghana Gold Limited. Incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed with the Securities and Exchange Commission on December 22, 2015.

10.61	—

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

(1)

In reliance upon Item 601(b)(4)(iii) of Regulation S-K, various instruments defining the rights of holders of non-current debt of Newmont Mining Corporation are not being filed herewith because the total of securities authorized under each such instrument does not exceed 10% of the total assets of Newmont Mining Corporation. Registrant hereby agrees to furnish a copy of any such instrument to the Commission upon request.