Form 10-Q
period 2017-03-31
NEWMONT MINING CORP /DE/
filed 2017-04-24
CIK 1164727

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12-b2 of the Exchange Act.

Large accelerated filer	☒		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company.)	Smaller reporting company	☐
			Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b2 of the Exchange Act).    ☐  Yes    ☒   No

There were 533,233,294 shares of common stock outstanding on April 17, 2017.

NEWMONT MINING CORPORATION

FIRST QUARTER 2017 RESULTS AND HIGHLIGHTS

(unaudited, in millions, except per share, per ounce and per pound)

	Three Months Ended March 31,
	2017	2016
Financial Results:
Sales:	$1,659	$1,462
Gold	$1,588	$1,411
Copper	$71	$51
Costs applicable to sales: (1)	$933	$851
Gold	$894	$806
Copper	$39	$45
Net income (loss) from continuing operations	$81	$(24)
Net income (loss)	$58	$135
Net income (loss) from continuing operations attributable to Newmont stockholders	$69	$(12)
Per common share, diluted:
Net income (loss) from continuing operations attributable to Newmont stockholders	$0.13	$(0.02)
Net income (loss) attributable to Newmont stockholders	$0.09	$0.10
Adjusted net income (loss) (2)	$133	$129
Adjusted net income (loss) per share, diluted (2)	$0.25	$0.24
Earnings before interest, taxes and depreciation and amortization (2)	$553	$558
Adjusted earnings before interest, taxes and depreciation and amortization (2)	$566	$470
Net cash provided by (used in) operating activities of continuing operations	$379	$157
Free Cash Flow (2)	$199	$(123)
Cash dividends declared per common share	$0.050	$0.025

Operating Results:
Consolidated gold ounces (thousands):
Produced	1,327	1,224
Sold	1,301	1,185
Attributable gold ounces (thousands):
Produced	1,234	1,136
Sold	1,202	1,098
Consolidated and attributable copper pounds (millions):
Produced	29	28
Sold	26	25
Average realized price:
Gold (per ounce)	$1,221	$1,192
Copper (per pound)	$2.68	$2.03
Consolidated costs applicable to sales: (1)(2)
Gold (per ounce)	$687	$680
Copper (per pound)	$1.50	$1.80
All-in sustaining costs: (2)
Gold (per ounce)	$900	$889
Copper (per pound)	$1.77	$2.12

(1)	Excludes Depreciation and amortization and Reclamation and remediation.
(2)	See “Non-GAAP Financial Measures” beginning on page 60.

First Quarter 2017 Highlights

•

Portfolio improvements: Approved the Subika Underground and Ahafo Mill Expansion projects in Africa, announced agreement to secure the rights to develop a prospective new gold district in the Yukon and remained on track for commercial production at the Tanami Expansion Project in mid-2017;

•

Attributable gold production: Increased 9% to 1.23 million ounces as new production from Merian and Long Canyon more than offset geotechnical issues at Carlin and adverse weather conditions in Australia and South America;

•

Net income (loss): Delivered Net income (loss)  from continuing operations attributable to Newmont stockholders of $69 million or $0.13 per diluted share, an increase of $81 from the prior-year quarter primarily due to higher gold production, favorable pricing and lower income and mining taxes, partially offset by higher Costs applicable to sales and a prior-year gain from the sale of the Company’s investment in Regis Resources Ltd.;

•

Adjusted net income (loss): Delivered Adjusted net income (loss) of $133 million or $0.25 per diluted share, a 4% increase from the prior-year quarter (See “Non-GAAP Financial Measures” beginning on page 60); and

•	Adjusted EBITDA: Generated $566 million in adjusted EBITDA, a 20% increase from the prior-year quarter (See “Non-GAAP Financial Measures” beginning on page 60).

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

Tanami Expansion, Australia. The scope for this project includes a second decline in the mine and incremental capacity in the plant to increase profitable production and serve as a platform for future growth. The project is on track to reach commercial production mid-2017 and will maintain Tanami’s annual gold production at 425,000 to 475,000 ounces for the first five years. Development capital costs (excluding capitalized interest) since approval were $87, of which $13 were related to the first quarter of 2017.

Subika Underground, Africa. The Board of Directors approved full funding of the Subika Underground Project in April 2017. This project leverages existing infrastructure and an optimized approach to develop Ahafo’s most promising underground resource. First production is expected in the second half of 2017 with commercial production beginning in the second half of 2018. The project is expected to increase average annual gold production by between 150,000 and 200,000 ounces per year for the first five years beginning in 2019 with an initial mine life of approximately 11 years.

Ahafo Mill Expansion, Africa. The Board of Directors approved full funding of the Ahafo Mill Expansion Project in April 2017. This project is designed to maximize resource value by improving production margins and accelerating stockpile processing. The project also supports profitable development of Ahafo’s highly prospective underground resource. The expansion is expected to increase average annual gold production by between 75,000 and 100,000 ounces per year for the first five years beginning in 2020.

Quecher Main, South America. Quecher Main is a potential brownfield development within the existing footprint of Yanacocha that will add oxide production and serve as a bridge to development of Yanacocha’s considerable sulfide deposits. Quecher Main extends the life of the Yanacocha operation to 2025, with average annual gold production of about 200,000 ounces (on a consolidated basis) between 2020 and 2025. An investment decision is expected in the second half of 2017.

Twin Underground, North America. Twin Underground is a portal mine beneath Twin Creek’s Vista surface mine with similar mineralization.  The expansion would add about 30,000 ounces of gold per year for the first five years. An investment decision is expected in the second half of 2017 with first production in 2018.

We manage our wider project portfolio to maintain flexibility to address the development risks associated with our projects including permitting, local community and government support, engineering and procurement availability, technical issues, escalating costs and other associated risks that could adversely impact the timing and costs of certain opportunities.

PART I—FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS.

NEWMONT MINING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited, in millions except per share)

	Three Months Ended March 31,
	2017	2016
Sales	$1,659	$1,462

Costs and expenses
Costs applicable to sales (1)	933	851
Depreciation and amortization	293	276
Reclamation and remediation (Note 5)	30	21
Exploration	36	30
Advanced projects, research and development	26	27
General and administrative	55	53
Other expense, net (Note 6)	17	18
	1,390	1,276
Other income (expense)
Other income, net (Note 7)	(9)	96
Interest expense, net	(67)	(74)
	(76)	22
Income (loss) before income and mining tax and other items	193	208
Income and mining tax benefit (expense) (Note 8)	(110)	(227)
Equity income (loss) of affiliates	(2)	(5)
Net income (loss) from continuing operations	81	(24)
Net income (loss) from discontinued operations (Note 3)	(23)	159
Net income (loss)	58	135
Net loss (income) attributable to noncontrolling interests
Continuing operations (Note 9)	(12)	12
Discontinued operations (Note 3)	—	(95)
	(12)	(83)
Net income (loss) attributable to Newmont stockholders	$46	$52

Net income (loss) attributable to Newmont stockholders:
Continuing operations	$69	$(12)
Discontinued operations	(23)	64
	$46	$52
Net income (loss) per common share (Note 10)
Basic:
Continuing operations	$0.13	$(0.02)
Discontinued operations	(0.04)	0.12
	$0.09	$0.10
Diluted:
Continuing operations	$0.13	$(0.02)
Discontinued operations	(0.04)	0.12
	$0.09	$0.10

Cash dividends declared per common share	$0.050	$0.025

(1)	Excludes Depreciation and amortization and Reclamation and remediation.

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

NEWMONT MINING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(unaudited, in millions)

	Three Months Ended March 31,
	2017	2016
Net income (loss)	$58	$135
Other comprehensive income (loss):
Change in marketable securities, net of $- and $- tax benefit (expense), respectively	(7)	(77)
Foreign currency translation adjustments	4	3
Change in pension and other post-retirement benefits, net of $(4) and $(2), tax benefit (expense), respectively	6	3
Change in fair value of cash flow hedge instruments, net of $(4) and $(8) tax benefit (expense), respectively	9	19
Other comprehensive income (loss)	12	(52)
Comprehensive income (loss)	$70	$83

Comprehensive income (loss) attributable to:
Newmont stockholders	$58	$—
Noncontrolling interests	12	83
	$70	$83

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

NEWMONT MINING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in millions)

	Three Months Ended March 31,
	2017	2016
Operating activities:
Net income (loss)	$58	$135
Adjustments:
Depreciation and amortization	293	276
Stock-based compensation (Note 12)	16	16
Reclamation and remediation	29	20
Loss (income) from discontinued operations (Note 3)	23	(159)
Deferred income taxes	56	138
Gain on asset and investment sales, net	(2)	(104)
Other operating adjustments and inventory write-downs	81	92
Net change in operating assets and liabilities (Note 22)	(175)	(257)
Net cash provided by (used in) operating activities of continuing operations	379	157
Net cash provided by (used in) operating activities of discontinued operations (1)	(6)	369
Net cash provided by (used in) operating activities	373	526
Investing activities:
Additions to property, plant and mine development	(180)	(280)
Proceeds from sales of investments	19	184
Proceeds from sales of other assets	2	6
Acquisitions, net	(2)	—
Other	1	(4)
Net cash provided by (used in) investing activities of continuing operations	(160)	(94)
Net cash provided by (used in) investing activities of discontinued operations	—	(17)
Net cash provided by (used in) investing activities	(160)	(111)
Financing activities:
Dividends paid to common stockholders	(27)	(13)
Distributions to noncontrolling interests	(32)	—
Funding from noncontrolling interests	21	12
Payments for withholding of employee taxes related to stock-based compensation	(13)	(4)
Repayment of debt	(1)	(499)
Dividends paid to noncontrolling interests	—	(146)
Other	—	1
Net cash provided by (used in) financing activities of continuing operations	(52)	(649)
Net cash provided by (used in) financing activities of discontinued operations	—	(93)
Net cash provided by (used in) financing activities	(52)	(742)
Effect of exchange rate changes on cash	2	6
Net change in cash and cash equivalents	163	(321)
Less net cash provided by (used in) Batu Hijau discontinued operations	—	261
	163	(582)
Cash and cash equivalents at beginning of period	2,756	2,363
Cash and cash equivalents at end of period	$2,919	$1,781

(1)

Net cash provided by (used in) operating activities of discontinued operations includes $(3) related to closing costs for the sale of Batu Hijau that were paid in 2017 and $(3) and $(2) related to the Holt royalty obligation, all of which were paid out of cash and cash equivalents held for use for the three months ended March 31, 2017 and 2016, respectively. For additional information regarding our discontinued operations, including cash flows from Batu Hijau, see Note 3.

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

NEWMONT MINING CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited, in millions)

	At March 31,	At December 31,
	2017	2016
ASSETS
Cash and cash equivalents	$2,919	$2,756
Trade receivables	102	127
Other accounts receivables	183	216
Investments (Note 15)	51	56
Inventories (Note 16)	666	617
Stockpiles and ore on leach pads (Note 17)	772	763
Other current assets	145	142
Current assets	4,838	4,677
Property, plant and mine development, net	12,378	12,485
Investments (Note 15)	208	227
Stockpiles and ore on leach pads (Note 17)	1,817	1,864
Deferred income tax assets	1,285	1,331
Other non-current assets	443	447
Total assets	$20,969	$21,031

LIABILITIES
Debt (Note 18)	$572	$566
Accounts payable	305	320
Employee-related benefits	194	304
Income and mining taxes payable	162	153
Other current liabilities (Note 19)	332	407
Current liabilities	1,565	1,750
Debt (Note 18)	4,049	4,049
Reclamation and remediation liabilities (Note 5)	2,044	2,029
Deferred income tax liabilities	607	592
Employee-related benefits	427	411
Other non-current liabilities (Note 19)	361	326
Total liabilities	9,053	9,157

EQUITY
Common stock	853	849
Additional paid-in capital	9,489	9,490
Accumulated other comprehensive income (loss) (Note 21)	(322)	(334)
Retained earnings	735	716
Newmont stockholders' equity	10,755	10,721
Noncontrolling interests	1,161	1,153
Total equity	11,916	11,874
Total liabilities and equity	$20,969	$21,031

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

NOTE 1     BASIS OF PRESENTATION

The interim Condensed Consolidated Financial Statements (“interim statements”) of Newmont Mining Corporation and its subsidiaries (collectively, “Newmont” or the “Company”) are unaudited. In the opinion of management, all adjustments (including normal recurring adjustments) and disclosures necessary for a fair presentation of these interim statements have been included. The results reported in these interim statements are not necessarily indicative of the results that may be reported for the entire year. These interim statements should be read in conjunction with Newmont’s Consolidated Financial Statements for the year ended December 31, 2016 filed on February 21, 2017 on Form 10-K. The year-end balance sheet data was derived from the audited financial statements and, in accordance with the instructions to Form 10-Q, certain information and footnote disclosures required by United States (“U.S.”) generally accepted accounting principles (“GAAP”) have been condensed or omitted. References to “A$” refers to Australian currency and “C$” refers to Canadian currency.

On November 2, 2016, Newmont completed the sale of its 48.5% economic interest in PT Newmont Nusa Tenggara (“PTNNT”), which operated the Batu Hijau copper and gold mine (“Batu Hijau”) in Indonesia (the “Batu Hijau Transaction”). As a result, Newmont presents Batu Hijau as a discontinued operation for all periods presented. Accordingly, (i) our Condensed Consolidated Statements of Operations and Cash Flows have been reclassified to present Batu Hijau as a discontinued operation for all periods presented and (ii) the amounts presented in these notes relate only to our continuing operations, unless otherwise noted. For additional information regarding our discontinued operations, see Note 3.

NOTE 2     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Risks and Uncertainties

As a global mining company, the Company’s revenue, profitability and future rate of growth are substantially dependent on prevailing prices for gold and copper. Historically, the commodity markets have been very volatile, and there can be no assurance that commodity prices will not be subject to wide fluctuations in the future. A substantial or extended decline in commodity prices could have a material adverse effect on the Company’s financial position, results of operations, cash flows, access to capital and on the quantities of reserves that the Company can economically produce. The carrying value of the Company’s Property, plant and mine development,  net; Inventories; Stockpiles and ore on leach pads and Deferred income tax assets are particularly sensitive to the outlook for commodity prices. A decline in the Company’s price outlook from current levels could result in material impairment charges related to these assets.

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

Recently Adopted Accounting Pronouncements

Stock-based compensation

In March 2016, ASU No. 2016-09 was issued related to stock-based compensation. The new guidance simplifies the accounting for stock-based compensation transactions, including income tax consequences, classification of awards as either equity or liabilities and classification of cash payments related to tax withholdings on behalf of employees on the Consolidated Statements of Cash Flows. This update is effective in fiscal years, including interim periods, beginning after December 15, 2016. The Company adopted this guidance as of January 1, 2017 and reclassified $(4) from Net cash

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

provided by (used in) operating activities of continuing operations to Net cash provided by (used in) financing activities of continuing operations for the quarter ended March 31, 2016. Adoption of this guidance had no other impact on the Consolidated Financial Statements or disclosures.

Inventory

In July 2015, ASU No. 2015-11 was issued related to inventory, simplifying the subsequent measurement of inventories by replacing the lower of cost or market test with a lower of cost and net realizable value test. The update is effective in fiscal years, including interim periods, beginning after December 15, 2016.  The Company records inventory at the lower of cost or net realizable value and the adoption of this guidance effective January 1, 2017 had no impact on the Consolidated Financial Statements or disclosures.

Recently Issued Accounting Pronouncements

Employee Benefits

In March 2017, ASU No. 2017-07 was issued related to the presentation of net periodic pension and postretirement cost. The new guidance requires the service cost component of net benefit costs be classified similar to other compensation costs arising from services rendered by employees. Other components of net benefit costs are required to be classified separately from the service cost and outside income from operations. This update is effective in fiscal years, including interim periods, beginning after December 15, 2017. The Company anticipates adopting this new guidance effective January 1, 2018. The adoption of this guidance will result in the reclassification of other components of net benefit costs from Costs and expenses to Other income, net and will no longer be included in costs that benefit the inventory/production process. The adoption of this guidance is not expected to have a material impact on the Consolidated Financial Statements and disclosures.

Goodwill

In January 2017, ASU No. 2017-04 was issued which removes step two from the goodwill impairment test. As a result, an entity should perform its annual goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value.  This update is effective in fiscal years, including interim periods, beginning after December 15, 2019 and early adoption is permitted. The Company has adopted this new guidance effective April 1, 2017; however it will not have  a material impact on the Consolidated Financial Statements or disclosures.

Business Combinations

In January 2017, ASU No. 2017-01 was issued clarifying the definition of a business and providing additional guidance for determining whether transactions should be accounted for as acquisitions of assets or businesses. This update is effective in fiscal years, including interim periods, beginning after December 15, 2017 and early adoption is permitted. The new guidance is required to be applied on a prospective basis. The Company has adopted this new guidance effective April 1, 2017.

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

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

The adoption of this guidance will result in the inclusion of the restricted cash balances within the overall cash balance and removal of the changes in restricted cash activity, which is currently recognized in Other financing activities, on the Statements of Consolidated Cash Flows. Furthermore, the Company will be required to reconcile Cash and cash equivalents and restricted cash reported within the Consolidated Balance Sheets to the total shown in the Statements of Consolidated Cash Flows. The Company anticipates adopting this new guidance effective January 1, 2018 and does not expect it to have a material impact on the Consolidated Financial Statements or disclosures.

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

Leases

In February 2016, ASU No. 2016-02 was issued related to leases. The new guidance modifies the classification criteria and requires lessees to recognize the assets and liabilities arising from most leases on the balance sheet. This update is effective in fiscal years, including interim periods, beginning after December 15, 2018 and early adoption is permitted. The Company is currently evaluating this guidance and the impact it will have on the Consolidated Financial Statements and disclosures. The Company anticipates adopting the new standard effective January 1, 2019.

Investments

In January 2016, ASU No. 2016-01 was issued related to financial instruments. The new guidance requires entities to measure equity investments that do not result in consolidation and are not accounted for under the equity method at fair value and recognize any changes in fair value in net income. This new guidance also updates certain disclosure requirements for these investments. This update is effective in fiscal years, including interim periods, beginning after December 15, 2017 and early adoption is not permitted. The Company expects the updated guidance to have a material impact on the Consolidated Balance Sheets upon adoption. The impact on the Consolidated Statement of Operations will depend on the Company’s investments and future changes in fair value, but is not expected to be material. The Company does not expect a material impact on the Consolidated Statements of Cash Flows.

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

The Company is currently performing an assessment of the revised standard and impacts on the Company’s Consolidated Financial Statements and disclosures. To date, the Company has reviewed a sample of contracts that are representative of the current types of product sold. Management is still in the process of completing their assessment of the impacts; however, based on the sample reviewed, the Company anticipates the standard having a potential impact to the timing of revenue recognition due to a potential change in timing of when control is transferred to the customer. The Company continues to evaluate the potential impacts due to timing of revenue recognition, but does not expect it to have a material impact on the Consolidated Financial Statements. Additionally, the Company continues to assess the potential impacts on insurance payments, variable consideration on concentrate sales, and refining fee classifications under the new standard. Based on preliminary findings, the Company does not expect these areas to have a significant impact on revenue recognition. The Company expects to have an update to the impacts of the standard in the second quarter of 2017.

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

 NOTE 3     DISCONTINUED OPERATIONS

The details of our Net income (loss) from discontinued operations are set forth below:

	Three Months Ended March 31,
	2017	2016
Holt royalty obligation	$(23)	$(26)
Batu Hijau operations	—	185
Net income (loss) from discontinued operations	$(23)	$159

The Batu Hijau Transaction

On November 2, 2016, Newmont completed the sale of its 48.5% economic interest in PTNNT, which operated the Batu Hijau copper and gold mine, previously reported in the Asia Pacific segment (renamed as the Australia segment during the first quarter of 2017).

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

Net income (loss) from discontinued operations in the Condensed Consolidated Statements of Operations that relates to Batu Hijau consists of the following:

Three Months Ended
March 31, 2016
Sales	$570

Costs and expenses
Costs applicable to sales (1)	230
Depreciation and amortization	46
Reclamation and remediation	4
Advanced projects, research and development	1
General and administrative	4
Other expense (income), net	(2)
283
Interest expense, net	(5)
Income (loss) before income and mining tax and other items	282
Income and mining tax benefit (expense)	(97)
Net income (loss) from discontinued operations	185
Net loss (income) attributable to noncontrolling interests	(95)
Net income (loss) from discontinued operations attributable to Newmont stockholders	$90

(1)	Excludes Depreciation and amortization and Reclamation and remediation.

The condensed consolidated statements of comprehensive income (loss) were not impacted by discontinued operations as PTNNT did not have any other comprehensive income (loss).

Cash flows from Batu Hijau consist of the following:

Three Months Ended
March 31, 2016
Net cash provided by (used in) operating activities	$371
Net cash provided by (used in) investing activities	(17)
Net cash provided by (used in) financing activities	(93)
Net cash provided by (used in) Batu Hijau discontinued operations	$261

The Holt Royalty Obligation

Discontinued operations include a retained royalty obligation to Holloway Mining Company. Holloway Mining Company, which owned the Holt-McDermott property (“Holt”), was sold to St. Andrew Goldfields Ltd. (“St. Andrew”) in 2006. In January 2016, St. Andrew was acquired by Kirkland Lake Gold Ltd.

At March 31, 2017 and December 31, 2016, the estimated fair value of the Holt royalty obligation was $220 and $187, respectively. Changes to the estimated fair value resulting from periodic revaluations are recorded to Net income (loss) from discontinued operations. During the three months ended March 31, 2017 and 2016, the Company recorded a gain (loss) of $(23) and $(26), net of tax benefit (expense) of $13 and $11, respectively, related to the Holt royalty obligation.

During the three months ended March 31, 2017 and 2016, the Company paid $3 and $2, respectively, related to the Holt royalty obligation.  Refer to Note 13 for additional information on the Holt royalty obligation.

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

NOTE 4     SEGMENT INFORMATION

The Company has organized its operations into four geographic regions. The geographic regions include North America, South America, Australia and Africa and represent the Company’s operating segments. The results of these operating segments are reviewed by the Company’s chief operating decision maker to make decisions about resources to be allocated to the segments and assess their performance. As a result, these operating segments represent the Company’s reportable segments. Notwithstanding this structure, the Company internally reports information on a mine-by-mine basis for each mining operation and has chosen to disclose this information on the following tables. Income (loss) before income and mining tax and other items from reportable segments does not reflect general corporate expenses, interest (except project-specific interest) or income and mining taxes. Intercompany revenue and expense amounts have been eliminated within each segment in order to report on the basis that management uses internally for evaluating segment performance. Newmont’s business activities that are not considered operating segments are included in Corporate and Other. Although they are not required to be included in this footnote, they are provided for reconciliation purposes.

Segment results for the prior period have been retrospectively revised to reflect the following changes:

•

In the second quarter of 2016, Long Canyon was moved from Other North America to its own line item to reflect progression of the project and how it is being reported internally. In November 2016, Long Canyon reached commercial production.

•

On November 2, 2016, the Company sold the Batu Hijau mine that was previously included in Asia Pacific and presented Batu Hijau as a discontinued operation in the Company’s Condensed Consolidated Financial Statements. For additional information regarding our discontinued operations, see Note 3.

•	In the first quarter of 2017, the Company renamed its Asia Pacific reporting segment to Australia.

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

Unless otherwise noted, the Company presents only the reportable segments of our continuing operations in the tables below. The financial information relating to the Company’s segments is as follows:

				Advanced	Income (Loss)
		Costs	Depreciation	Projects, Research	before Income
		Applicable	and	and Development	and Mining Tax	Capital
	Sales	to Sales	Amortization	and Exploration	and Other Items	Expenditures(1)
Three Months Ended March 31, 2017
Carlin	$253	$193	$50	$3	$5	$48
Phoenix:
Gold	53	43	11
Copper	26	18	5
Total Phoenix	79	61	16	1	(2)	6
Twin Creeks	93	47	13	2	31	8
Long Canyon	39	12	13	5	9	4
CC&V	146	70	29	4	43	4
Other North America	—	—	—	3	(5)	2
North America	610	383	121	18	81	72

Yanacocha	179	119	36	4	8	11
Merian	133	48	21	4	60	16
Other South America	—	—	4	10	(19)	—
South America	312	167	61	18	49	27

Boddington:
Gold	228	122	26
Copper	45	21	4
Total Boddington	273	143	30	—	86	15
Tanami	92	50	16	3	20	24
Kalgoorlie	104	52	4	2	43	4
Other Australia	—	—	2	1	(15)	1
Australia	469	245	52	6	134	44

Ahafo	114	76	23	6	9	17
Akyem	154	62	34	1	55	6
Other Africa	—	—	—	1	(1)	—
Africa	268	138	57	8	63	23

Corporate and Other	—	—	2	12	(134)	2
Consolidated	$1,659	$933	$293	$62	$193	$168

(1)	Includes a decrease in accrued capital expenditures of $12; consolidated capital expenditures on a cash basis were $180.

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

				Advanced	Income (Loss)
		Costs	Depreciation	Projects, Research	before Income
		Applicable	and	and Development	and Mining Tax	Capital
	Sales	to Sales	Amortization	and Exploration	and Other Items	Expenditures(1)
Three Months Ended March 31, 2016
Carlin	$246	$189	$49	$3	$2	$36
Phoenix:
Gold	64	49	15
Copper	21	22	5
Total Phoenix	85	71	20	—	(11)	4
Twin Creeks	159	60	13	2	83	6
Long Canyon	—	—	—	6	(7)	36
CC&V	65	33	18	3	10	21
Other North America	—	—	—	1	(2)	—
North America	555	353	100	15	75	103

Yanacocha	211	128	69	9	(11)	14
Merian	—	—	1	3	(4)	82
Other South America	—	—	3	6	(11)	—
South America	211	128	73	18	(26)	96

Boddington:
Gold	204	111	23
Copper	30	23	5
Total Boddington	234	134	28	—	64	11
Tanami	120	59	19	3	38	24
Kalgoorlie	106	65	5	1	33	3
Other Australia	—	—	4	1	(5)	—
Australia	460	258	56	5	130	38

Ahafo	101	57	15	5	20	17
Akyem	135	55	29	1	47	7
Other Africa	—	—	—	1	(2)	—
Africa	236	112	44	7	65	24

Corporate and Other	—	—	3	12	(36)	2
Consolidated	$1,462	$851	$276	$57	$208	$263

(1)	Includes a decrease in accrued capital expenditures of $17; consolidated capital expenditures on a cash basis were $280.

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

The Company’s Reclamation and remediation expense consisted of:

	Three Months Ended
	March 31,
	2017	2016
Reclamation accretion	$25	$19

Remediation	4	1
Remediation accretion	1	1
	5	2
	$30	$21

The following are reconciliations of Reclamation and remediation liabilities:

	2017	2016
Reclamation balance at January 1,	$1,792	$1,300
Additions, changes in estimates and other	—	2
Payments and other	(5)	(2)
Accretion expense	25	19
Reclamation balance at March 31,	$1,812	$1,319

	2017	2016
Remediation balance at January 1,	$298	$318
Additions, changes in estimates and other	2	—
Payments and other	(8)	(3)
Accretion expense	1	1
Remediation balance at March 31,	$293	$316

The current portion of reclamation liabilities was $28 at March 31, 2017 and December 31, 2016, and was included in Other current liabilities. The current portion of remediation liabilities was $33 at March 31, 2017 and December 31, 2016, and was included in Other current liabilities. At March 31, 2017 and December 31, 2016,  $1,812 and $1,792, respectively, were accrued for reclamation obligations relating to operating properties. In addition, the Company is involved in several matters concerning environmental remediation obligations associated with former, primarily historic, mining activities. Generally, these matters concern developing and implementing remediation plans at the various sites involved. At March 31, 2017 and December 31, 2016, $293 and $298, respectively, were accrued for such environmental remediation obligations.

Non-current restricted assets held for purposes of settling reclamation and remediation obligations were $66 at March 31, 2017 and December 31, 2016. Of the amounts at March 31, 2017 and December 31, 2016, $43 was related to the Midnite Mine in Washington State,  $14 was related to the Ahafo and Akyem mines in Ghana, Africa, and $9 was related to the Con mine in Yellowknife, NWT, Canada.

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

Included in Investments at March 31, 2017 and December 31, 2016, was $21 and $20, respectively, of non-current equity securities, which are legally pledged for purposes of settling reclamation and remediation obligations related to the San Jose Reservoir in Yanacocha and for various locations in North America.

Refer to Note 24 for further discussion of reclamation and remediation matters.

NOTE 6     OTHER EXPENSE, NET

	Three Months Ended
	March 31,
	2017	2016
Restructuring and other	$7	$13
Impairment of long-lived assets	3	—
Acquisition costs	2	—
Other	5	5
	$17	$18

NOTE 7     OTHER INCOME, NET

	Three Months Ended
	March 31,
	2017	2016
Foreign currency exchange, net	$(17)	$(16)
Gain on asset and investment sales, net	2	104
Other	6	8
	$(9)	$96

In March 2016, the Company sold its investment in Regis Resources Ltd. (“Regis”) for $184, resulting in a pre-tax gain of $103. The cost of the investment sold was determined using the specific identification method.

NOTE 8     INCOME AND MINING TAXES

The Company’s Income and mining tax expense (benefit) differed from the amounts computed by applying the U.S. statutory corporate income tax rate for the following reasons:

	Three Months Ended March 31,
	2017		2016
Income (loss) before income and mining tax and other items		$193		$208

Tax at statutory rate	35%	$68	35%	$73
Reconciling items:
Percentage depletion	(17)	(32)	(61)	(126)
Change in valuation allowance on deferred tax assets	35	67	112	232
Mining and other taxes	10	19	34	71
Tax impact on sale of assets	—	—	(17)	(35)
Other	(6)	(12)	6	12
Income and mining tax expense	57%	$110	109%	$227

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

NOTE 9     NET INCOME (LOSS) ATTRIBUTABLE TO NONCONTROLLING INTERESTS FROM CONTINUING OPERATIONS

	Three Months Ended
	March 31,
	2017	2016
Yanacocha	$(1)	$(11)
Merian	14	(1)
Other	(1)	—
	$12	$(12)

Newmont has a 51.35% ownership interest in Minera Yanacocha S.R.L., with the remaining interests held by Compañia de Minas Buenaventura, S.A.A. (43.65%) and the International Finance Corporation (5%). Newmont consolidates Minera Yanacocha S.R.L. in its Condensed Consolidated Financial Statements due to a majority voting interest.

Newmont has a 75.0% economic interest in Suriname Gold Project C.V. (“Merian”), with the remaining interests held by Staatsolie Maatschappij Suriname N.V.  (“Staatsolie”), a company wholly owned by the Republic of Suriname. Newmont consolidates Merian, through its wholly-owned subsidiary, Newmont Suriname LLC., in its Condensed Consolidated Financial Statements as the primary beneficiary in the variable interest entity. Merian reached commercial production on October 1, 2016.

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

The following summarizes the assets and liabilities of Merian (including noncontrolling interests).

	At March 31,	At December 31,
	2017	2016
Current assets:
Cash and cash equivalents	$75	$50
Inventories	67	57
Stockpiles and ore on leach pads	14	23
Other current assets (1)	44	37
	200	167
Non-current assets:
Property, plant and mine development, net	741	746
Other non-current assets (2)	16	8
Total assets	$957	$921

Current liabilities:
Other current liabilities (3)	$38	$43
	38	43
Non-current liabilities:
Reclamation and remediation liabilities	12	11
Total liabilities	$50	$54

(1)	Other current assets include other accounts receivables, prepaid assets and other current assets.
(2)	Other non-current assets include intangibles, stockpiles and ore on leach pads.
(3)	Other current liabilities include employee-related benefits and other current liabilities.

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

	Three Months Ended
	March 31,
	2017	2016
Net income (loss) attributable to Newmont stockholders:
Continuing operations	$69	$(12)
Discontinued operations	(23)	64
	$46	$52

Weighted average common shares (millions):
Basic	532	530
Effect of employee stock-based awards	1	1
Diluted	533	531

Net income (loss) per common share:
Basic:
Continuing operations	$0.13	$(0.02)
Discontinued operations	(0.04)	0.12
	$0.09	$0.10
Diluted:
Continuing operations	$0.13	$(0.02)
Discontinued operations	(0.04)	0.12
	$0.09	$0.10

The Company reported a loss from continuing operations attributable to Newmont stockholders for the three months ended March 31, 2016. Therefore, the potentially dilutive effect at March 31, 2016 was not included in the computation of diluted loss per common share attributable to Newmont stockholders because their inclusion would have been anti-dilutive to the computation.

Employee stock options to purchase 1 million and 2 million shares of common stock at weighted average exercise prices of $51.30 and $51.77 were outstanding at March 31, 2017 and 2016, respectively, but were not included in the computation of diluted weighted average common shares because their exercise prices exceeded the average price of the Company’s common stock for the respective periods presented.

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

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

NOTE 11    EMPLOYEE PENSION AND OTHER BENEFIT PLANS

	Three Months Ended
	March 31,
	2017	2016
Pension benefit costs, net:
Service cost	$7	$7
Interest cost	11	11
Expected return on plan assets	(15)	(14)
Amortization, net	7	6
Settlements	4	—
	$14	$10

	Three Months Ended
	March 31,
	2017	2016
Other benefit costs, net:
Interest cost	$1	$1
Amortization, net	(1)	(1)
	$—	$—

NOTE 12    STOCK-BASED COMPENSATION

	Three Months Ended
	March 31,
	2017	2016
Stock-based compensation:
Performance leveraged stock units	$8	$8
Restricted stock units	7	6
Strategic stock units	1	2
	$16	$16

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

	Fair Value at March 31, 2017
	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$2,919	$2,919	$—	$—
Restricted assets	68	68	—	—
Marketable equity securities:
Extractive industries	51	51	—	—
Other	21	21	—	—
Trade receivable from provisional copper and gold concentrate sales, net	84	84	—	—
Batu Hijau contingent consideration	13	—	—	13
	$3,156	$3,143	$—	$13
Liabilities:
Debt (1)	$5,023	$—	$5,023	$—
Derivative instruments, net:
Foreign exchange forward contracts	13	—	13	—
Diesel forward contracts	2	—	2	—
Boddington contingent consideration	13	—	—	13
Holt royalty obligation	220	—	—	220
	$5,271	$—	$5,038	$233

	Fair Value at December 31, 2016
	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$2,756	$2,756	$—	$—
Restricted assets	68	68	—	—
Marketable equity securities:
Extractive industries	60	60	—	—
Other	16	16	—	—
Marketable debt securities:
Asset backed commercial paper	18	—	—	18
Trade receivable from provisional copper and gold concentrate sales, net	113	113	—	—
Batu Hijau contingent consideration	13	—	—	13
	$3,044	$3,013	$—	$31
Liabilities:
Debt (1)	$4,882	$—	$4,882	$—
Derivative instruments, net:
Foreign exchange forward contracts	24	—	24	—
Boddington contingent consideration	14	—	—	14
Holt royalty obligation	187	—	—	187
	$5,107	$—	$4,906	$201

(1)

Debt, exclusive of capital leases, is carried at amortized cost. The outstanding carrying value was $4,606 and $4,599 at March 31, 2017 and December 31, 2016, respectively. The fair value measurement of debt was based on an independent third party pricing source.

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

The fair values of the derivative instruments in the table above are presented on a net basis. The gross amounts related to the fair value of the derivatives instruments above are included in Note 14. All other fair value disclosures in the above table are presented on a gross basis.

The Company’s cash and cash equivalent instruments are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices. The cash and cash equivalent instruments that are valued based on quoted market prices in active markets are primarily money market securities and U.S. Treasury securities.

The Company’s restricted assets, which include cash and cash equivalents, are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices. Restricted cash assets that are valued based on quoted market prices in active markets are primarily money market securities and U.S. Treasury securities.

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

The Company’s derivative instruments are valued using pricing models and the Company generally uses similar models to value similar instruments. Valuation models require a variety of inputs, including contractual terms, market prices, forward curves, measures of volatility, and correlations of such inputs. The Company’s derivatives trade in liquid markets and as such model inputs can generally be verified and do not involve significant management judgment. Such instruments are classified within Level 2 of the fair value hierarchy.

The estimated value of the Boddington contingent royalty was determined using (i) a discounted cash flow model, (ii) a Monte Carlo valuation model to simulate future gold and copper prices, using the Company’s long-term gold and copper prices, and (iii) a Monte Carlo valuation model to simulate costs applicable to sales using the Company’s Australian to U.S. dollar exchange rate. This contingent royalty is capped at $100, of which $80 has been paid to date. The contingent royalty is classified within Level 3 of the fair value hierarchy.

The estimated fair value of the Holt royalty obligation was determined using (i) a discounted cash flow model, (ii) a Monte Carlo valuation model to simulate future gold prices using the Company’s long-term gold price, (iii) various gold production scenarios from reserve and resource information and (iv) a weighted average discount rate. The royalty obligation is classified within Level 3 of the fair value hierarchy.

The Company’s marketable debt securities included investments in auction rate securities and asset backed commercial paper. The Company reviewed the fair value of the auction rate securities and asset backed commercial paper on a quarterly basis prior to the investments being redeemed in November 2016 and January 2017, respectively. The marketable debt securities were traded in markets that were not active, traded infrequently and had little price transparency. Therefore, the investments were classified as Level 3 of the fair value hierarchy.

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

The following tables set forth a summary of the quantitative and qualitative information related to the unobservable inputs used in the calculation of the Company’s Level 3 financial assets and liabilities at March 31, 2017 and December 31, 2016:

	At March 31,			Range/Weighted
Description	2017	Valuation technique	Unobservable input	average
Batu Hijau contingent consideration	$13	Monte Carlo	Discount rate	17.10%
			Short-term copper price	$2.65
			Long-term copper price	$3.00
Boddington contingent consideration	$13	Monte Carlo	Discount rate	3.13%
			Short-term gold price	$1,219
			Long-term gold price	$1,300
			Short-term copper price	$2.65
			Long-term copper price	$3.00
			Long-term Australian to U.S. dollar exchange rate	$0.80
Holt royalty obligation	$220	Monte Carlo	Discount rate	3.18%
			Short-term gold price	$1,219
			Long-term gold price	$1,300
			Gold production scenarios (in 000's of ounces)	450-1,684

	At December 31,			Range/Weighted
Description	2016	Valuation technique	Unobservable input	average
Asset backed commercial paper	$18	Risk-adjusted indicative price	Recoverability rate	97%
Batu Hijau contingent consideration	$13	Monte Carlo	Discount rate	17.10%
			Short-term copper price	$2.39
			Long-term copper price	$3.00
Boddington contingent consideration	$14	Monte Carlo	Discount rate	3.36%
			Short-term gold price	$1,221
			Long-term gold price	$1,300
			Short-term copper price	$2.39
			Long-term copper price	$3.00
			Long-term Australian to U.S. dollar exchange rate	$0.80
Holt royalty obligation	$187	Monte Carlo	Discount rate	3.36%
			Short-term gold price	$1,221
			Long-term gold price	$1,300
			Gold production scenarios (in 000's of ounces)	332-1,570

The following tables set forth a summary of changes in the fair value of the Company’s Level 3 financial assets and liabilities:

	Asset
	Backed	Batu Hijau		Boddington	Holt
	Commercial	Contingent	Total	Contingent	Royalty	Total
	Paper (1)	Consideration (2)	Assets	Consideration (3)	Obligation (2)	Liabilities
Fair value at December 31, 2016	$18	$13	$31	$14	$187	$201
Settlements	(18)	—	(18)	(2)	(3)	(5)
Revaluation	—	—	—	1	36	37
Fair value at March 31, 2017	$—	$13	$13	$13	$220	$233

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

		Asset
	Auction	Backed		Boddington	Holt
	Rate	Commercial	Total	Contingent	Royalty	Total
	Securities (1)	Paper (1)	Assets	Consideration (3)	Obligation (2)	Liabilities
Fair value at December 31, 2015	$7	$18	$25	$10	$129	$139
Settlements	—	—	—	—	(2)	(2)
Revaluation	—	2	2	—	37	37
Fair value at March 31, 2016	$7	$20	$27	$10	$164	$174

(1)	The gain (loss) recognized is included in Other comprehensive income (loss).
(2)	The gain (loss) recognized is included in Net income (loss) from discontinued operations.
(3)	The gain (loss) recognized is included in Other expense, net.

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

Foreign Currency Contracts

The Company had the following foreign currency derivative contracts in Australia outstanding at March 31, 2017:

	Expected Maturity Date
	2017	2018	Total/Average
A$ Operating Fixed Forward Contracts:
A$ notional (millions)	71	6	77
Average rate ($/A$)	0.93	0.92	0.93
Expected hedge ratio	7%	4%

The A$ hedges run through the first quarter of 2018.

Diesel Fixed Forward Contracts

The Company had the following diesel derivative contracts in North America outstanding at March 31, 2017:

	Expected Maturity Date
	2017	2018	Total/Average
Diesel Fixed Forward Contracts:
Diesel gallons (millions)	17	5	22
Average rate ($/gallon)	1.63	1.62	1.63
Expected hedge ratio	50%	17%

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

Newmont hedges a portion of its operating cost exposure related to diesel consumed at its Nevada operations to reduce the variability in diesel prices. The hedging instruments consist of a series of financially settled fixed forward contracts, which run through the third quarter of 2018.

Derivative Instrument Fair Values

The Company had the following derivative instruments designated as hedges at March 31, 2017 and December 31, 2016:

	Fair Values of Derivative Instruments
	At March 31, 2017
	Other	Other	Other	Other
	Current	Non-current	Current	Non-current
	Assets	Assets	Liabilities	Liabilities
Foreign currency exchange contracts:
A$ operating fixed forwards	$—	$—	$13	$—
Diesel fixed forwards	1	—	3	—
Total derivative instruments	$1	$—	$16	$—

	Fair Values of Derivative Instruments
	At December 31, 2016
	Other	Other	Other	Other
	Current	Non-current	Current	Non-current
	Assets	Assets	Liabilities	Liabilities
Foreign currency exchange contracts:
A$ operating fixed forwards	$—	$—	$23	$1
Diesel fixed forwards	4	—	4	—
Total derivative instruments	$4	$—	$27	$1

As of March 31, 2017 and December 31, 2016, all hedging instruments held by the Company were subject to enforceable master netting arrangements held by various financial institutions. In general, the terms of the Company’s agreements provide for offsetting of amounts payable or receivable between it and the counterparty, at the election of both parties, for transactions that occur on the same date and in the same currency. The Company’s agreements also provide that in the event of an early termination, the counterparties have the right to offset amounts owed or owing under that and any other agreement with the same counterparty. The Company’s accounting policy is to not offset these positions in its accompanying balance sheets. As of March 31, 2017 and December 31, 2016,  the potential effect of netting derivative assets against liabilities due to the master netting agreement was $1 and $4, respectively.

The following table shows the location and amount of gains (losses) reported in the Company’s Condensed Consolidated Financial Statements related to the Company’s hedges.

	Foreign Currency		Diesel Fixed		Interest
	Exchange Contracts		Forward Contracts		Rate Contracts
	2017	2016	2017	2016	2017	2016
For the three months ended March 31,
Cash flow hedging relationships:
Gain (loss) recognized in Other comprehensive income (loss) (effective portion)	$4	$7	$(3)	$(2)	$—	$—
Gain (loss) reclassified from Accumulated other comprehensive income (loss) into income (loss) (effective portion) (1)	$(8)	$(10)	$(2)	$(9)	$(2)	$(3)

(1)	The gain (loss) recognized for the effective portion of cash flow hedges is included in Cost applicable to sales and Interest expense, net.

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

Based on fair values at March 31, 2017, the amount to be reclassified from Accumulated other comprehensive income (loss), net of tax, to income for derivative instruments during the next 12 months is a loss of approximately $20.

Batu Hijau Contingent Consideration

Consideration received by the Company in conjunction with the sale of PTNNT included the Contingent Payment and the Elang Development deferred payment deeds, which were determined to be financial instruments that met the definition of a derivative, but do not qualify for hedge accounting, under ASC 815. See Note 13 for additional information. Contingent consideration of $13 was included in Other non-current assets in the Company's Consolidated Balance Sheets as of March 31, 2017 and December 31, 2016. There was no change in the value of the contingent consideration during the first quarter of 2017.

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

At March 31, 2017, Newmont had gold and copper sales of 101,000 ounces and 28 million pounds priced at an average of $1,246 per ounce and $2.66 per pound, respectively, subject to final pricing over the next several months.

NOTE 15    INVESTMENTS

	At March 31, 2017
	Cost/Equity	Unrealized		Fair/Equity
	Basis	Gain	Loss	Basis
Current:
Marketable equity securities	$32	$24	$(5)	$51

Non-current:
Marketable equity securities	$20	$1	$—	$21
Other investments, at cost	6	—	—	6

Equity method investments:
TMAC (29.0%)	107	—	—	107
La Zanja (46.94%)	70	—	—	70
Euronimba (43.5%)	4	—	—	4
	181	—	—	181
	$207	$1	$—	$208

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

	At December 31, 2016
	Cost/Equity	Unrealized		Fair/Equity
	Basis	Gain	Loss	Basis
Current:
Marketable equity securities	$33	$27	$(4)	$56

Non-current:
Marketable debt securities:
Asset backed commercial paper	$16	$2	$—	$18

Marketable equity securities	18	2	—	20
Other investments, at cost	6	—	—	6

Equity method investments:
TMAC (29.0%)	108	—	—	108
La Zanja (46.94%)	71	—	—	71
Euronimba (43.5%)	4	—	—	4
	183	—	—	183
	$223	$4	$—	$227

In March 2017, Newmont announced an agreement to access and explore a highly prospective gold district in Canada’s Yukon Territory through a private placement with Goldstrike Resources for a cost of approximately $5. This agreement closed in April 2017.

In January 2017, the majority of the Company’s asset backed commercial paper was called at par resulting in no realized gain or loss.

There were no investment impairments for other-than-temporary declines in value during the three months ended March 31, 2017. During the first quarter of 2017, there was a $3 decrease in the fair value of marketable securities previously impaired, primarily due to a decrease in Gabriel Resources Ltd., partially offset by an increase in Pilot Gold.  During the three months ended March 31, 2016, the Company recognized no investment impairments for other-than-temporary declines in value. During the first quarter of 2016, there was a $78 decrease in the fair value of marketable securities previously impaired, primarily due to Regis, which was sold in March 2016.

NOTE 16    INVENTORIES

	At March 31,	At December 31,
	2017	2016
Materials and supplies	$403	$391
In-process	144	130
Concentrate and copper cathode	85	67
Precious metals	34	29
	$666	$617

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

NOTE 17    STOCKPILES AND ORE ON LEACH PADS

	At March 31,	At December 31,
	2017	2016
Current:
Stockpiles	$387	$393
Ore on leach pads	385	370
	$772	$763
Non-current:
Stockpiles	$1,487	$1,506
Ore on leach pads	330	358
	$1,817	$1,864

	At March 31,	At December 31,
	2017	2016
Stockpiles and ore on leach pads:
Carlin	$417	$421
Phoenix	78	80
Twin Creeks	337	328
Long Canyon	19	9
CC&V	350	369
Yanacocha	344	367
Merian	27	27
Boddington	405	394
Tanami	9	19
Kalgoorlie	118	113
Ahafo	379	386
Akyem	106	114
	$2,589	$2,627

During the three months ended March 31, 2017, the Company recorded write-downs of $40 and $13, classified as components of Costs applicable to sale and Depreciation and amortization, respectively, to reduce the carrying value of stockpiles and ore on leach pads to net realizable value. Adjustments to net realizable value are primarily a result of stripping campaigns driving lower grade and lower recovery resulting in higher costs per unit in North America, higher future processing costs from leach pads in South America and higher future processing costs and lower recovery in Africa. Of the write-downs during the three months ended March 31, 2017, $23 is related to Carlin, $4 to Twin Creeks,  $8 to Yanacocha and $18 to Ahafo.

During the three months ended March 31, 2016, the Company recorded write-downs of $50 and $24, classified as classified as components of Costs applicable to sales and Depreciation and amortization, respectively, to reduce the carrying value of stockpiles and ore on leach pads to net realizable value. Adjustments to net realizable value are a result of higher future processing costs in addition to stripping campaigns driving lower grade and lower recovery resulting in higher costs per unit. Of the write-downs in the first quarter of 2016, $27 was related to Carlin, $2 to Twin Creeks and $45 to Yanacocha.

NOTE 18    DEBT

Scheduled minimum debt repayments are $575 for the remainder of 2017, $- in 2018, $626 in 2019, $- in 2020, $- in 2021 and $3,466 thereafter. Scheduled minimum capital lease repayments are $4 in 2017, $4 in 2018, $3 in 2019, $1 in 2020, $1 in 2021 and $2 thereafter.

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

NOTE 19    OTHER LIABILITIES

	At March 31,	At December 31,
	2017	2016
Other current liabilities:
Accrued operating costs	$82	$99
Accrued interest	64	57
Reclamation and remediation liabilities	61	61
Accrued capital expenditures	42	53
Royalties	28	52
Derivative instruments	16	27
Holt royalty obligation	13	13
Taxes other than income and mining	5	8
Boddington contingent consideration	4	3
Other	17	34
	$332	$407

Other non-current liabilities:
Holt royalty obligation	$207	$174
Income and mining taxes	53	50
Power supply agreements	32	31
Social development obligations	24	25
Boddington contingent consideration	9	11
Derivative instruments	—	1
Other	36	34
	$361	$326

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

NOTE 20    CHANGES IN EQUITY

	Three Months Ended March 31,
	2017	2016
Common stock:
At beginning of period	$849	$847
Stock-based awards	4	2
At end of period	853	849
Additional paid-in capital:
At beginning of period	9,490	9,427
Stock-based awards	(1)	10
At end of period	9,489	9,437
Accumulated other comprehensive income (loss):
At beginning of period	(334)	(334)
Other comprehensive income (loss)	12	(52)
At end of period	(322)	(386)
Retained earnings:
At beginning of period	716	1,410
Net income (loss) attributable to Newmont stockholders	46	52
Dividends paid	(27)	(13)
At end of period	735	1,449
Noncontrolling interests:
At beginning of period	1,153	2,942
Net income (loss) attributable to noncontrolling interests	12	83
Distributions declared to noncontrolling interests (1)	(33)	—
Cash calls requested from noncontrolling interests (2)	29	26
Dividends paid to noncontrolling interests	—	(146)
Other	—	(1)
At end of period	1,161	2,904
Total equity	$11,916	$14,253

.

(1)

Distributions declared to noncontrolling interests of $33 for the three months ended March 31, 2017 represents distributions declared to Staatsolie from Merian, of which $32 was paid as of March 31, 2017.

(2)

Cash calls requested from noncontrolling interests of $29 and $26 for the three months ended March 31, 2017 and March 31, 2016, respectively, represents cash calls requested from Staatsolie for the Merian mine, of which $21 and $12 has been paid as of March 31, 2017 and March 31, 2016, respectively.

NOTE 21    RECLASSIFICATIONS OUT OF ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

			Pension and	Changes in
	Unrealized gain	Foreign	other	fair value of
	(loss) on	currency	post-retirement	cash flow
	marketable	translation	benefit	hedge
	securities, net	adjustments	adjustments	instruments	Total
Balance at December 31, 2016	$(101)	$118	$(223)	$(128)	$(334)
Change in other comprehensive income (loss) before reclassifications	(7)	4	—	1	(2)
Reclassifications from accumulated other comprehensive income (loss)	—	—	6	8	14
Net current-period other comprehensive income (loss)	(7)	4	6	9	12
Balance at March 31, 2017	$(108)	$122	$(217)	$(119)	$(322)

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)		Affected Line Item in the Condensed Consolidated Statements of Operations
	Three Months Ended March 31,
	2017	2016
Marketable securities adjustments:
Sale of marketable securities	$—	$(103)	Other income, net
Total before tax	—	(103)
Tax benefit (expense)	—	—
Net of tax	$—	$(103)

Pension and other post-retirement benefit adjustments:
Amortization	$6	$5	(1)
Settlements	4	—	Other expense, net
Total before tax	10	5
Tax benefit (expense)	(4)	(2)
Net of tax	$6	$3

Hedge instruments adjustments:
Operating cash flow hedges (effective portion)	$10	$19	Costs applicable to sales
Interest rate contracts	2	3	Interest expense, net
Total before tax	12	22
Tax benefit (expense)	(4)	(8)
Net of tax	$8	$14
Total reclassifications for the period, net of tax	$14	$(86)

(1)

This accumulated other comprehensive income (loss) component is included in General and administrative and costs that benefit the inventory/production process. Refer to Note 2 to the Consolidated Financial Statements for the year ended December 31, 2016 filed February 21, 2017 on Form 10-K for information on costs that benefit the inventory/production process.

NOTE 22    NET CHANGE IN OPERATING ASSETS AND LIABILITIES

Net cash provided by (used in) operating activities of continuing operations attributable to the net change in operating assets and liabilities is composed of the following:

	Three Months Ended March 31,
	2017	2016
Decrease (increase) in operating assets:
Trade and other accounts receivables	$70	$(52)
Inventories, stockpiles and ore on leach pads	(72)	(96)
Other assets	(2)	(6)
Increase (decrease) in operating liabilities:
Accounts payable	(19)	(10)
Reclamation liabilities	(13)	(5)
Other accrued liabilities	(139)	(88)
	$(175)	$(257)

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

	Three Months Ended March 31, 2017
	(Issuer)	(Guarantor)	(Non-Guarantor)		Newmont
	Newmont				Mining
	Mining	Newmont	Other		Corporation
Condensed Consolidating Statement of Operation	Corporation	USA	Subsidiaries	Eliminations	Consolidated
Sales	$—	$403	$1,256	$—	$1,659
Costs and expenses
Costs applicable to sales (1)	—	285	648	—	933
Depreciation and amortization	1	79	213	—	293
Reclamation and remediation	—	4	26	—	30
Exploration	—	9	27	—	36
Advanced projects, research and development	—	1	25	—	26
General and administrative	—	17	38	—	55
Other expense, net	—	6	11	—	17
	1	401	988	—	1,390
Other income (expense)
Other income, net	3	—	(12)	—	(9)
Interest income - intercompany	24	—	7	(31)	—
Interest expense - intercompany	(8)	—	(23)	31	—
Interest expense, net	(62)	(2)	(3)	—	(67)
	(43)	(2)	(31)	—	(76)
Income (loss) before income and mining tax and other items	(44)	—	237	—	193
Income and mining tax benefit (expense)	16	—	(126)	—	(110)
Equity income (loss) of affiliates	74	(84)	(1)	9	(2)
Net income (loss) from continuing operations	46	(84)	110	9	81
Net income (loss) from discontinued operations	—	—	(23)	—	(23)
Net income (loss)	46	(84)	87	9	58
Net loss (income) attributable to noncontrolling interests
Continuing operations	—	—	(12)	—	(12)
Discontinued operations	—	—	—	—	—
	—	—	(12)	—	(12)
Net income (loss) attributable to Newmont stockholders	$46	$(84)	$75	$9	$46
Comprehensive income (loss)	$58	$(79)	$82	$9	$70
Comprehensive loss (income) attributable to noncontrolling interests	—	—	(12)	—	(12)
Comprehensive income (loss) attributable to Newmont stockholders	$58	$(79)	$70	$9	$58

(1)	Excludes Depreciation and amortization and Reclamation and remediation.

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

	Three Months Ended March 31, 2016
	(Issuer)	(Guarantor)	(Non-Guarantor)		Newmont
	Newmont				Mining
	Mining	Newmont	Other		Corporation
Condensed Consolidating Statement of Operation	Corporation	USA	Subsidiaries	Eliminations	Consolidated
Sales	$—	$471	$991	$—	$1,462
Costs and expenses
Costs applicable to sales (1)	—	306	545	—	851
Depreciation and amortization	—	84	192	—	276
Reclamation and remediation	—	3	18	—	21
Exploration	—	6	24	—	30
Advanced projects, research and development	—	2	25	—	27
General and administrative	—	17	36	—	53
Other expense, net	—	4	14	—	18
	—	422	854	—	1,276
Other income (expense)
Other income, net	9	—	87	—	96
Interest income - intercompany	30	—	9	(39)	—
Interest expense - intercompany	(8)	—	(31)	39	—
Interest expense, net	(71)	(2)	(1)	—	(74)
	(40)	(2)	64	—	22
Income (loss) before income and mining tax and other items	(40)	47	201	—	208
Income and mining tax benefit (expense)	75	(11)	(291)	—	(227)
Equity income (loss) of affiliates	17	(274)	2	250	(5)
Net income (loss) from continuing operations	52	(238)	(88)	250	(24)
Net income (loss) from discontinued operations	—	—	159	—	159
Net income (loss)	52	(238)	71	250	135
Net loss (income) attributable to noncontrolling interests
Continuing operations	—	—	12	—	12
Discontinued operations	—	—	(95)	—	(95)
	—	—	(83)	—	(83)
Net income (loss) attributable to Newmont stockholders	$52	$(238)	$(12)	$250	$52
Comprehensive income (loss)	$—	$(232)	$10	$305	$83
Comprehensive loss (income) attributable to noncontrolling interests	—	—	(83)	—	(83)
Comprehensive income (loss) attributable to Newmont stockholders	$—	$(232)	$(73)	$305	$—

(1)	Excludes Depreciation and amortization and Reclamation and remediation.

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

	Three Months Ended March 31, 2017
	(Issuer)	(Guarantor)	(Non-Guarantor)		Newmont
	Newmont				Mining
	Mining	Newmont	Other		Corporation
Condensed Consolidating Statement of Cash Flows	Corporation	USA	Subsidiaries	Eliminations	Consolidated
Operating activities:
Net cash provided by (used in) operating activities of continuing operations	$(51)	$(12)	$442	$—	$379
Net cash provided by (used in) operating activities of discontinued operations	—	—	(6)	—	(6)
Net cash provided by (used in) operating activities	(51)	(12)	436	—	373
Investing activities:
Additions to property, plant and mine development	—	(60)	(120)	—	(180)
Proceeds from sales of investments	—	—	19	—	19
Proceeds from sales of other assets	—	—	2	—	2
Acquisitions, net	—	—	(2)	—	(2)
Other	—	—	1	—	1
Net cash provided by (used in) investing activities of continuing operations	—	(60)	(100)	—	(160)
Net cash provided by (used in) investing activities of discontinued operations	—	—	—	—	—
Net cash provided by (used in) investing activities	—	(60)	(100)	—	(160)
Financing activities:
Dividends paid to common stockholders	(27)	—	—	—	(27)
Distributions to noncontrolling interests	—	—	(32)	—	(32)
Funding from noncontrolling interests	—	—	21	—	21
Payments for withholding of employee taxes related to stock-based compensation	—	(13)	—	—	(13)
Repayment of debt	—	(1)	—	—	(1)
Net intercompany borrowings (repayments)	78	86	(164)	—	—
Net cash provided by (used in) financing activities of continuing operations	51	72	(175)	—	(52)
Net cash provided by (used in) financing activities of discontinued operations	—	—	—	—	—
Net cash provided by (used in) financing activities	51	72	(175)	—	(52)
Effect of exchange rate changes on cash	—	—	2	—	2
Net change in cash and cash equivalents	—	—	163	—	163
Less net cash provided by (used in) Batu Hijau discontinued operations	—	—	—	—	—
	—	—	163	—	163
Cash and cash equivalents at beginning of period	—	1	2,755	—	2,756
Cash and cash equivalents at end of period	$—	$1	$2,918	$—	$2,919

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

	Three Months Ended March 31, 2016
	(Issuer)	(Guarantor)	(Non-Guarantor)		Newmont
	Newmont				Mining
	Mining	Newmont	Other		Corporation
Condensed Consolidating Statement of Cash Flows	Corporation	USA	Subsidiaries	Eliminations	Consolidated
Operating activities:
Net cash provided by (used in) operating activities of continuing operations	$757	$44	$186	$(830)	$157
Net cash provided by (used in) operating activities of discontinued operations	—	—	369	—	369
Net cash provided by (used in) operating activities	757	44	555	(830)	526
Investing activities:
Additions to property, plant and mine development	—	(66)	(214)	—	(280)
Proceeds from sales of investments	—	—	184	—	184
Proceeds from sales of other assets	—	—	6	—	6
Other	—	—	(4)	—	(4)
Net cash provided by (used in) investing activities of continuing operations	—	(66)	(28)	—	(94)
Net cash provided by (used in) investing activities of discontinued operations	—	—	(17)	—	(17)
Net cash provided by (used in) investing activities	—	(66)	(45)	—	(111)
Financing activities:
Dividends paid to common stockholders	(13)	(830)	—	830	(13)
Funding from noncontrolling interests	—	—	12	—	12
Payments for withholding of employee taxes related to stock-based compensation	—	(4)	—	—	(4)
Repayment of debt	(498)	(1)	—	—	(499)
Dividends paid to noncontrolling interests	—	—	(146)	—	(146)
Net intercompany borrowings (repayments)	(246)	(320)	566	—	—
Other	—	—	1	—	1
Net cash provided by (used in) financing activities of continuing operations	(757)	(1,155)	433	830	(649)
Net cash provided by (used in) financing activities of discontinued operations	—	—	(93)	—	(93)
Net cash provided by (used in) financing activities	(757)	(1,155)	340	830	(742)
Effect of exchange rate changes on cash	—	—	6	—	6
Net change in cash and cash equivalents	—	(1,177)	856	—	(321)
Less net cash provided by (used in) Batu Hijau discontinued operations	—	—	261	—	261
	—	(1,177)	595	—	(582)
Cash and cash equivalents at beginning of period	—	1,181	1,182	—	2,363
Cash and cash equivalents at end of period	$—	$4	$1,777	$—	$1,781

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

	At March 31, 2017
	(Issuer)	(Guarantor)	(Non-Guarantor)		Newmont
	Newmont				Mining
	Mining	Newmont	Other		Corporation
Condensed Consolidating Balance Sheet	Corporation	USA	Subsidiaries	Eliminations	Consolidated
Assets:
Cash and cash equivalents	$—	$1	$2,918	$—	$2,919
Trade receivables	—	37	65	—	102
Other accounts receivables	—	—	183	—	183
Intercompany receivable	8,055	6,158	12,184	(26,397)	—
Investments	—	—	51	—	51
Inventories	—	165	501	—	666
Stockpiles and ore on leach pads	—	212	560	—	772
Other current assets	—	75	70	—	145
Current assets	8,055	6,648	16,532	(26,397)	4,838
Property, plant and mine development, net	20	3,118	9,271	(31)	12,378
Investments	—	9	199	—	208
Investments in subsidiaries	13,301	471	—	(13,772)	—
Stockpiles and ore on leach pads	—	612	1,205	—	1,817
Deferred income tax assets	493	34	1,248	(490)	1,285
Non-current intercompany receivable	2,107	608	946	(3,661)	—
Other non-current assets	—	224	219	—	443
Total assets	$23,976	$11,724	$29,620	$(44,351)	$20,969
Liabilities:
Debt	$567	$2	$3	$—	$572
Accounts payable	—	65	240	—	305
Intercompany payable	8,459	4,958	12,980	(26,397)	—
Employee-related benefits	—	79	115	—	194
Income and mining taxes	—	2	160	—	162
Other current liabilities	64	76	192	—	332
Current liabilities	9,090	5,182	13,690	(26,397)	1,565
Debt	4,041	3	5	—	4,049
Reclamation and remediation liabilities	—	250	1,794	—	2,044
Deferred income tax liabilities	9	91	997	(490)	607
Employee-related benefits	—	274	153	—	427
Non-current intercompany payable	81	—	3,611	(3,692)	—
Other non-current liabilities	—	23	338	—	361
Total liabilities	13,221	5,823	20,588	(30,579)	9,053
Equity:
Newmont stockholders’ equity	10,755	5,901	7,871	(13,772)	10,755
Noncontrolling interests	—	—	1,161	—	1,161
Total equity	10,755	5,901	9,032	(13,772)	11,916
Total liabilities and equity	$23,976	$11,724	$29,620	$(44,351)	$20,969

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

Operating Segments

The Company’s operating and reportable segments are identified in Note 4. Except as noted in this paragraph, all of the Company’s commitments and contingencies specifically described herein are included in Corporate and Other. The Yanacocha matters relate to the South America reportable segment. The Fronteer matters relate to the North America reportable segment.

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

In early 2015, the Peruvian government agency responsible for certain environmental regulations, the Ministry of the Environment (“MINAM”), issued proposed water quality criteria for designated beneficial uses which apply to mining companies, including Yanacocha. These criteria would modify the in-stream water quality criteria pursuant to which Yanacocha has been designing water treatment processes and infrastructure. In December 2015, MINAM issued the final regulation that modified the water quality standards and the Company had one year from February 15, 2016, to submit a modification to the previously approved Environmental Impact Assessment (“EIA”). On February 15, 2017, Yanacocha submitted its proposed modification to the EIA. The government has 90 days to review the submission. After approval, MINAM may provide up to 3 years to develop and implement the modifications to the water management system. In the event Yanacocha is unsuccessful in implementing the modifications, MINAM could impose fines and penalties relating to potential intermittent non-compliant exceedances.

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

For a complete discussion of the factors that influence our reclamation obligations and the associated risks, refer to Managements’ Discussion and Analysis of Consolidated Financial Condition and Results of Operations under the heading “Critical Accounting Policies” and refer to Risk Factors under the heading “Mine closure, reclamation and remediation costs for environmental liabilities may exceed the provisions we have made” for the year ended December 31, 2016, filed February 21, 2017 on Form 10-K.

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

Estimated future reclamation costs are based principally on legal and regulatory requirements. At March 31, 2017 and December 31, 2016,  $1,812 and $1,792, respectively, were accrued for reclamation costs relating to currently or recently producing mineral properties in accordance with asset retirement obligation guidance. The current portion of $28 at March 31, 2017 and December 31, 2016,  is included in Other current liabilities.

In addition, the Company is involved in several matters concerning environmental obligations associated with former mining activities. Generally, these matters concern developing and implementing remediation plans at the various sites involved. The Company believes that the related environmental obligations associated with these sites are similar in nature with respect to the development of remediation plans, their risk profile and the compliance required to meet general environmental standards. Based upon the Company’s best estimate of its liability for these matters, $293 and $298 were accrued for such obligations at March 31, 2017 and December 31, 2016, respectively. These amounts are included in Other current liabilities and Reclamation and remediation liabilities. Depending upon the ultimate resolution of these matters, the Company believes that it is reasonably possible that the liability for these matters could be as much as 43% greater or 1% lower than the amount accrued at March 31, 2017. The amounts accrued are reviewed periodically based upon facts and circumstances available at the time. Changes in estimates are recorded in Reclamation and remediation in the period estimates are revised.

Refer to Note 5 for further information regarding reclamation and remediation. Details about certain of the more significant matters are discussed below.

Newmont USA Limited - 100% Newmont Owned

Ross-Adams mine site. By letter dated June 5, 2007, the U.S. Forest Service (“USFS”) notified Newmont that it had expended approximately $0.3 in response costs to address environmental conditions at the Ross-Adams mine in Prince of Wales, Alaska, and requested Newmont USA Limited pay those costs and perform an Engineering Evaluation/Cost Analysis (“EE/CA”) to assess what future response activities might need to be completed at the site. Newmont agreed to perform the EE/CA, which has been provided to the USFS. During the first quarter of 2016, the USFS confirmed approval of the EE/CA, and Newmont issued written notice to the USFS certifying that all requirements of the Administrative Settlement Agreement and Order on Consent (“ASAOC”) between the USFS and Newmont have been completed. The ASAOC will be final upon USFS concurrence with the notice of completion and Newmont payment of USFS response costs. Newmont anticipates that the USFS will issue an Action Memorandum to select the preferred Removal Action alternative identified in the EE/CA. During the third quarter of 2016, Newmont received a notice of completion of work per the ASAOC from the USFS. Newmont is continuing discussions with the USFS on the process to move forward and issue an Action Memorandum and support the development of a Consent Decree. No assurances can be made at this time with respect to the outcome of such negotiations and Newmont cannot predict the likelihood of additional expenditures related to this matter.

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

During 2012, the Department of Interior contributed its share of past EPA costs and future costs related to the cleanup of the Midnite mine site in a lump sum payment of $42, which Newmont classified as restricted assets with interest on the Condensed Consolidated Balance Sheets for all periods presented. In 2016, Newmont completed the remedial design process (with the exception of the design of the water treatment plant which is on hold pending final permitting) and subsequently procured a contractor and initiated implementation of the remedial action.

The Dawn mill site is regulated by the Washington Department of Health and is in the process of being closed. Remediation at the Dawn mill site began in 2013. The earthworks component of the closure is anticipated to be completed in 2017. The remaining closure activity will consist primarily of addressing groundwater issues

The remediation liability for the Midnite mine site and Dawn mill site is approximately $200 at March 31, 2017.

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

Administrative Actions. The Peruvian government agency responsible for environmental evaluation and inspection, Organismo Evaluacion y Fiscalizacion Ambiental (“OEFA”), conducts periodic reviews of the Yanacocha site. In 2011, 2012, 2013, the first quarter of 2015, second, third and fourth quarters of 2016 and the first quarter of 2017, OEFA issued notices of alleged violations of OEFA standards to Yanacocha and Conga relating to past inspections. OEFA has resolved some alleged violations with minimal or no findings. In the first quarter of 2015 and the fourth quarter of 2016,

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

the water authority of Cajamarca issued notices of alleged regulatory violations and resolved some allegations in early 2017 with no findings. The experience with the OEFA and the water authority is that in the case of a finding of violation, remedial action is often the outcome rather than a significant fine. The alleged OEFA violations currently range from zero to 81,605 units and the water authority alleged violations range from zero to 30,000 units, with each unit having a potential fine equivalent to approximately $.00122 based on current exchange rates ($0 to $137). Yanacocha and Conga are responding to all notices of alleged violations, but cannot reasonably predict the outcome of the agency allegations.

Conga Project Constitutional Claim. On October 18, 2012, Marco Antonio Arana Zegarra filed a constitutional claim against the Ministry of Energy and Mines and Yanacocha requesting the Court to order the suspension of the Conga project as well as to declare not applicable the October 27, 2010, directorial resolution approving the Conga project Environmental Impact Assessment (“EIA”). On October 23, 2012, a Cajamarca judge dismissed the claims based on formal grounds finding that: (i) plaintiffs had not exhausted previous administrative proceedings; (ii) the directorial resolution approving the Conga EIA is valid, and was not challenged when issued in the administrative proceedings; (iii) there was inadequate evidence to conclude that the Conga project is a threat to the constitutional right of living in an adequate environment; and (iv) the directorial resolution approving the Conga project EIA does not guarantee that the Conga project will proceed, so there was no imminent threat to be addressed by the Court. The plaintiffs appealed the dismissal of the case. The Civil Court of the Superior Court of Cajamarca confirmed the above mentioned resolution and the plaintiff presented an appeal. On March 13, 2015, the Constitutional Court published its ruling stating that the case should be sent back to the first court with an order to formally admit the case and start the judicial process in order to review the claim and the proofs presented by the plaintiff. Yanacocha has answered the claim. Neither the Company nor Yanacocha can reasonably predict the outcome of this litigation.

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

Investigations

We occasionally identify or are apprised of information or allegations that certain employees, affiliates, agents or associated persons may have engaged in unlawful conduct for which we might be held responsible. We are conducting an investigation, with the assistance of outside counsel, relating to certain business activities of the Company and its affiliates and contractors in countries outside the U.S. The investigation includes a review of compliance with the requirements of the U.S. Foreign Corrupt Practices Act and other applicable laws and regulations. The Company has been working with the U.S. Securities and Exchange Commission (“SEC”) and the U.S. Department of Justice with respect to the investigation. In March 2016, the Company entered into a one-year agreement with the U.S. SEC tolling the statute of limitations relating to the investigation, and in April 2016, entered into a similar agreement with the U.S. Department of Justice. Both of the initial tolling agreements were effective through October 29, 2016. In September 2016, the Company agreed to extend its tolling agreement with the Department of Justice through April 2017, and agreed to a similar extension with the SEC in October 2016.

In late February 2017, the Company received a declination letter from the SEC relating to this investigation indicating that they do not intend to recommend an enforcement action. As of the filing of these financial statements, we cannot predict the ultimate outcome of these matters.

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

On June 25, 2009, the Company completed the acquisition of the remaining 33.33% interest in Boddington from AngloGold Ashanti Australia Limited (“AngloGold”). Consideration for the acquisition consisted of $982 and a contingent royalty capped at $100, equal to 50% of the average realized operating margin (Revenue less Costs applicable to sales on a by-product basis), if any, exceeding $600 per ounce, payable quarterly beginning in the second quarter of 2010 on one-third of gold sales from Boddington. At the acquisition date, the Company estimated the fair value of the contingent consideration at $62. At March 31, 2017 and December 31, 2016, the estimated fair value of the unpaid contingent consideration was approximately $13 and $14, respectively. Changes to the estimated fair value resulting from periodic revaluations are recorded to Other expense, net. This contingent royalty is capped at $100 in aggregate payments, of which $80 has been paid to date. During the first quarter of 2017 and 2016 the Company paid $2 and $-, respectively. The range of remaining undiscounted amounts the Company could pay is between $0 and $20 and the Company expects to pay $4 in the next 12 months.

As part of its ongoing business and operations, the Company and its affiliates are required to provide surety bonds, bank letters of credit and bank guarantees as financial support for various purposes, including environmental remediation, reclamation, exploration permitting, workers compensation programs and other general corporate purposes. At March 31, 2017 and December 31, 2016, there were $2,234 and $2,227, respectively, of outstanding letters of credit, surety bonds and bank guarantees. The obligations associated with these instruments are generally related to performance requirements that the Company addresses through its ongoing operations. As the specific requirements are met, the beneficiary of the associated instrument cancels and/or returns the instrument to the issuing entity. Certain of these instruments are associated with operating sites with long-lived assets and will remain outstanding until closure. Generally, bonding requirements associated with environmental regulation are becoming more restrictive. However, the Company believes it is in compliance with all applicable bonding obligations and will be able to satisfy future bonding requirements through existing or alternative means, as they arise.

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

This item should be read in conjunction with our interim unaudited Condensed Consolidated Financial Statements and the notes thereto included in this quarterly report. Additionally, the following discussion and analysis should be read in conjunction with Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations and the consolidated financial statements included in Part II of our Annual Report on Form 10-K for the year ended December 31, 2016 filed February 21, 2017.

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

On November 2, 2016, Newmont completed the sale of its 48.5% economic interest in PT Newmont Nusa Tenggara (“PTNNT”), which operated the Batu Hijau copper and gold mine (“Batu Hijau”) in Indonesia. As a result, Newmont presents Batu Hijau as a discontinued operation for all periods presented. In the following discussion and analysis, the operating statistics, results of operations, cash flows and financial condition that we present and discuss are those of our continuing operations unless otherwise indicated. For additional information regarding our discontinued operations, see Note 3 to the Condensed Consolidated Financial Statements and the discussion in our Results of Consolidated Operations below.

We continue to focus on improving safety and efficiency at our operations, maintaining leading environmental, social and governance practices, and building a stronger portfolio of longer-life, lower cost mines to generate the financial flexibility we need to fund our best projects, reduce debt, and return cash to shareholders.

Consolidated Financial Results

The details of our Net income (loss) from continuing operations attributable to Newmont stockholders are set forth below:

	Three Months Ended
	March 31,		Increase
	2017	2016	(decrease)
Net income (loss) from continuing operations attributable to Newmont stockholders	$69	$(12)	$81
Net income (loss) from continuing operations attributable to Newmont stockholders per common share, diluted	$0.13	$(0.02)	$0.15

The increase to Net income (loss) from continuing operations attributable to Newmont stockholders for the three months ended March 31, 2017,  compared to the same period in 2016, was impacted by lower income and mining taxes, new production at Merian and Long Canyon, a full quarter of operations from the CC&V expansion reaching commercial production late in the first quarter 2016 and higher average realized metal prices, partially offset by higher Costs applicable to sales, adverse weather conditions in our Australia and South America regions, geotechnical issues at the Silverstar mine in Carlin and a prior-year gain from the sale of the Company’s investment in Regis Resources Ltd. (“Regis”).

The following is a summary of Sales:

	Three Months Ended
	March 31,
	2017	2016
Gold
North America:
Carlin	$253	$246
Phoenix	53	64
Twin Creeks	93	159
Long Canyon (1)	39	—
CC&V	146	65
	584	534
South America:
Yanacocha	179	211
Merian (2)	133	—
	312	211

Australia:
Boddington	228	204
Tanami	92	120
Kalgoorlie	104	106
	424	430
Africa:
Ahafo	114	101
Akyem	154	135
	268	236
	1,588	1,411
Copper
North America:
Phoenix	26	21
Australia:
Boddington	45	30
	71	51
	$1,659	$1,462

(1)	Commercial production at Long Canyon was achieved in November 2016.
(2)	Commercial production at Merian was achieved in October 2016.

The following analysis summarizes consolidated gold sales:

	Three Months Ended
	March 31,
	2017	2016
Consolidated gold sales:
Gross before provisional pricing	$1,587	$1,403
Provisional pricing mark-to-market	8	16
Gross after provisional pricing	1,595	1,419
Treatment and refining charges	(7)	(8)
Net	$1,588	$1,411
Consolidated gold ounces sold (thousands)	1,301	1,185
Average realized gold price (per ounce):
Gross before provisional pricing	$1,220	$1,185
Provisional pricing mark-to-market	6	14
Gross after provisional pricing	1,226	1,199
Treatment and refining charges	(5)	(7)
Net	$1,221	$1,192

The change in consolidated gold sales is due to:

Three Months Ended
March 31,
2017 vs. 2016
Change in consolidated ounces sold	$140
Change in average realized gold price	36
Change in treatment and refining charges	1
$177

Gold sales increased 13% during the three months ended March 31, 2017,  compared to the same period in 2016, primarily due to new production at Merian and Long Canyon, a full quarter of production from the CC&V expansion completed late in the first quarter 2016, higher average realized prices and higher production volumes in Africa. These increases were partially offset by adverse weather conditions impacting production and sales at Tanami and Yanacocha, geotechnical issues at the Silverstar mine in Carlin and lower production volumes at Twin Creeks. For further discussion regarding changes in volumes, see Results of Consolidated Operations below.

The following analysis summarizes consolidated copper sales:

	Three Months Ended
	March 31,
	2017	2016
Consolidated copper sales:
Gross before provisional pricing	$70	$53
Provisional pricing mark-to-market	4	2
Gross after provisional pricing	74	55
Treatment and refining charges	(3)	(4)
Net	$71	$51
Consolidated copper pounds sold (millions)	26	25
Average realized copper price (per pound):
Gross before provisional pricing	$2.65	$2.14
Provisional pricing mark-to-market	0.15	0.04
Gross after provisional pricing	2.80	2.18
Treatment and refining charges	(0.12)	(0.15)
Net	$2.68	$2.03

The change in consolidated copper sales is due to:

Three Months Ended
March 31,
2017 vs. 2016
Change in consolidated pounds sold	$2
Change in average realized copper price	17
Change in treatment and refining charges	1
$20

Copper sales increased 39% during the three months ended March 31, 2017, compared to the same period in 2016, primarily due to higher average realized prices. For further discussion regarding changes in volumes, see Results of Consolidated Operations below.

The following is a summary of Costs applicable to sales and Depreciation and amortization:

	Costs Applicable		Depreciation and
	to Sales		Amortization
	Three Months Ended		Three Months Ended
	March 31,		March 31,
	2017	2016	2017	2016
Gold
North America:
Carlin	$193	$189	$50	$49
Phoenix	43	49	11	15
Twin Creeks	47	60	13	13
Long Canyon (1)	12	—	13	—
CC&V	70	33	29	18
	365	331	116	95
South America:
Yanacocha	119	128	36	69
Merian (2)	48	—	21	1
	167	128	57	70

Australia:
Boddington	122	111	26	23
Tanami	50	59	16	19
Kalgoorlie	52	65	4	5
	224	235	46	47
Africa:
Ahafo	76	57	23	15
Akyem	62	55	34	29
	138	112	57	44
	894	806	276	256
Copper
North America:
Phoenix	18	22	5	5
Australia:
Boddington	21	23	4	5
	39	45	9	10
Other
Corporate and other	—	—	8	10
	$933	$851	$293	$276

(1)	Commercial production at Long Canyon was achieved in November 2016.
(2)	Commercial production at Merian was achieved in October 2016.

The details of our Costs applicable to sales are set forth below:

	Three Months Ended
	March 31,		Increase	Percent
	2017	2016	(decrease)	Change
Gold	$894	$806	$88	11%
Copper	39	45	(6)	(13)
	$933	$851	$82	10%

The increase in Costs applicable to sales for gold during the three months ended March 31, 2017, compared to the same period in 2016, is primarily due to new production at Merian and Long Canyon and a full quarter of operations from the CC&V expansion completed late in the first quarter 2016, partially offset by adverse weather conditions impacting production at Tanami and Yanacocha and lower stockpile and leach pad adjustments.

Costs applicable to sales for copper during the three months ended March 31, 2017, remained relatively flat compared to the same period in 2016.

For discussion regarding variations in operations, see Results of Consolidated Operations below.

The details of our Depreciation and amortization are set forth below:

	Three Months Ended
	March 31,		Increase	Percent
	2017	2016	(decrease)	Change
Gold	$276	$256	$20	8%
Copper	9	10	(1)	(10)
Other	8	10	(2)	(20)
	$293	$276	$17	6%

The increase in Depreciation and amortization for gold during the three months ended March 31, 2017, compared to the same period in 2016, is primarily due new production at Merian and Long Canyon and a full quarter of operations from the CC&V expansion completed late in the first quarter 2016, partially offset by a significant impairment charge taken in the fourth quarter of 2016, reducing Property, plant and mine development, net balances at Yanacocha.

Depreciation and amortization for copper during the three months ended March 31, 2017, remained relatively flat compared to the same period in 2016.

Reclamation and remediation increased by $9 during the three months ended March 31, 2017, compared to the same period in 2016, primarily due to higher reclamation accretion from an increase in Reclamation and remediation liabilities associated with revisions to Yanacocha’s long-term mining and closure plans during the fourth quarter of 2016.

Exploration increased by $6 during the three months ended March 31, 2017, compared to the same period in 2016, primarily due to increased expenditures at various projects as we continue to focus on developing future reserves.

Other income, net decreased by $105 during the three months ended March 31, 2017, compared to the same period in 2016, primarily due to a prior-year gain of $103 on the sale of the Company’s investment in Regis.

Interest expense, net decreased by $7 during the three months ended March 31, 2017, compared to the same period in 2016, primarily due to reduced debt balances from the partial repayment of the 2019 and 2039 Senior Notes in March 2016, the extinguishment of the 2019 term loan in August 2016 and the partial repayment of the 2022 Senior Notes in November 2016.

Income and mining tax expense (benefit) decreased by $117 during the three months ended March 31, 2017, compared to the same period in 2016. A reconciliation and comparison of the two periods is shown below:

	Three Months Ended March 31,
	2017		2016		Variance
Income (loss) before income and mining tax and other items		$193		$208

Tax at statutory rate	35%	$68	35%	$73
Reconciling items:
Percentage depletion	(17)	(32)	(61)	(126)	44%
Change in valuation allowance on deferred tax assets	35	67	112	232	(77)
Mining and other taxes	10	19	34	71	(24)
Tax impact on sale of assets	—	—	(17)	(35)	17
Other	(6)	(12)	6	12	(12)
Income and mining tax expense	57%	$110	109%	$227	(52)%

The Company’s effective tax rate is driven by a number of factors as illustrated in the table above. The decrease in the effective tax rate is primarily due to a lower charge to the Company’s valuation allowance on tax credits and lower mining tax as compared to the same period in 2016, partially offset by a decrease in the benefit from percentage depletion. The decrease in valuation allowance is due to a non-recurring restructuring implemented in the prior year for tax planning purposes and the carry back of taxable losses to a year with taxable income. The changes to mining tax and percentage depletion are a result of the differences in the jurisdictional mix of income.

There are a number of factors that can potentially impact the Company’s effective tax rate, including the geographic distribution of income, the non-recognition of tax assets, percentage depletion, changes in tax laws and the impact of specific transactions and assessments. For a complete discussion of the factors that influence our effective tax rate, see Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations for the year ended December 31, 2016 filed February 21, 2017 on Form 10-K.

Due to the factors discussed above and the sensitivity of the Company’s income tax expense and effective tax rate to these factors, it is expected that the effective tax rate will fluctuate, sometimes significantly, in future periods.

Net income (loss) from discontinued operations details are set forth below:

	Three Months Ended
	March 31,		Increase	Percent
	2017	2016	(decrease)	Change
Holt royalty obligation	$(23)	$(26)	$3	(12)%
Batu Hijau operations	—	185	(185)	N.M.
	$(23)	$159	$(182)	(114)%

N.M. – Not meaningful.

During the three months ended March 31, 2017, the Holt royalty obligation increased primarily due to an increase in expected production based on gold reserves and resources from Kirkland Lake Gold Ltd. which were updated in the first quarter of 2017. During the three months ended March 31, 2016, the Holt royalty obligation increased due to an increase in gold prices and a decrease in discount rates.

For additional information regarding our discontinued operations, see Note 3 to our Condensed Consolidated Financial Statements. For information regarding Batu Hijau’s 2016 production results, see the Discontinued operations section in Results of Consolidated Operations below.

Net loss (income) attributable to noncontrolling interests from continuing operations during the three months ended March 31, 2017 and 2016 was $(12) and $12, respectively. The increase is primarily due to new production at Merian and higher earnings at Yanacocha.

Results of Consolidated Operations

	Gold or Copper		Costs Applicable		Depreciation and		All-In Sustaining
	Produced		to Sales (1)		Amortization		Costs (2)
	2017	2016	2017	2016	2017	2016	2017	2016
Three Months Ended March 31,
Gold	(ounces in thousands)		($ per ounce sold)		($ per ounce sold)		($ per ounce sold)
North America	504	456	$760	$733	$242	$210	$952	$876
South America	243	180	652	717	238	409	852	1,006
Australia	360	386	651	668	140	145	776	790
Africa	220	202	624	556	258	219	751	698
Total/Weighted-Average for continuing operations	1,327	1,224	$687	$680	$218	$225	$900	$889
Attributable to Newmont	1,234	1,136

Copper	(pounds in millions)		($ per pound sold)		($ per pound sold)		($ per pound sold)
North America	10	11	$1.80	$2.13	$0.50	$0.52	$2.10	$2.50
Australia	19	17	1.31	1.58	0.25	0.32	1.56	1.87
Total/Weighted-Average for continuing operations	29	28	$1.50	$1.80	$0.34	$0.40	$1.77	$2.12

Copper	(tonnes in thousands)
North America	4	5
Australia	9	8
Total/Weighted-Average for continuing operations	13	13

(1)	Excludes Depreciation and amortization and Reclamation and remediation.
(2)	All-In Sustaining Costs is a non-GAAP financial measure. See Non-GAAP Financial Measures beginning on page 60.

Three months ended March 31, 2017 compared to 2016

Consolidated gold production increased 8% due to new production at Merian and Long Canyon, increased leach production at CC&V, and higher mill grades and recovery at Ahafo and Akyem, partially offset by lower ore grade mined and milled at Twin Creeks, lower mill throughput at Tanami due to a temporary mill shut-down resulting from record rainfall in the months of January and February, lower leach and mill ore grade processed at Yanacocha, and lower mill throughput at Yanacocha, partially due to a commodity supply shortage resulting from extreme weather conditions along the Peruvian coast.

Consolidated copper production increased by 4% primarily due to higher ore grade mined and milled at Boddington partly offset by lower leach placement at Phoenix.

Costs applicable to sales per consolidated gold ounce increased 1% primarily due to higher direct operating costs, partially offset by higher gold ounces sold.  Costs applicable to sales per consolidated copper pound decreased 17% primarily due to higher copper pounds sold, lower leaching costs as a result of lower commodity consumption, and a lower co-product allocation of costs to copper, partially offset by an unfavorable Australian dollar foreign currency exchange rate.

Depreciation and amortization per consolidated gold ounce decreased 3% primarily due to higher gold ounces sold and a lower asset balance at Yanacocha resulting from an impairment recorded in the fourth quarter of 2016. Depreciation and amortization per consolidated copper pound decreased 15% due to higher copper pounds sold and a lower co-product allocation of costs to copper.

All-in sustaining costs per consolidated gold ounce increased 1% primarily due to higher costs applicable to sales per ounce sold and higher sustaining capital spend. All-in sustaining costs per consolidated copper pound decreased 17% primarily due to lower costs applicable to sales per pound sold.

North America Operations

	Gold or Copper		Costs Applicable		Depreciation and		All-In Sustaining
	Produced		to Sales (1)		Amortization		Costs (2)
	2017	2016	2017	2016	2017	2016	2017	2016
Three Months Ended March 31,
Gold	(ounces in thousands)		($ per ounce sold)		($ per ounce sold)		($ per ounce sold)
Carlin	212	206	$928	$913	$240	$235	$1,178	$1,087
Phoenix	50	56	977	921	250	286	1,159	1,038
Twin Creeks	83	136	610	441	169	96	753	507
Long Canyon	33	—	375	—	406	—	406	—
CC&V	126	58	588	597	244	322	664	673
Total/Weighted-Average (3)	504	456	$760	$733	$242	$210	$952	$876

Copper	(pounds in millions)		($ per pound sold)		($ per pound sold)		($ per pound sold)
Phoenix	10	11	$1.80	$2.13	$0.50	$0.52	$2.10	$2.50

Copper	(tonnes in thousands)
Phoenix	4	5

(1)	Excludes Depreciation and amortization and Reclamation and remediation.
(2)	All-In Sustaining Costs is a non-GAAP financial measure. See Non-GAAP Financial Measures beginning on page 60.
(3)	All-In Sustaining Costs and Depreciation and amortization include expense for other regional projects.

Three months ended March 31, 2017 compared to 2016

Carlin, USA. Gold production increased 3% primarily due to higher throughput at Mill 6 and higher leach recoveries at South Area Leach, partially offset by geotechnical issues at the Silverstar mine.  Costs applicable to sales per ounce increased 2% due to lower ore grades mined, partially offset by lower waste tons mined.  Depreciation and amortization per ounce increased 2% primarily due to higher amortization rates. All-in sustaining costs per ounce increased 8% primarily due to higher sustaining capital spend.

Phoenix, USA.  Gold production decreased 11% due to lower ore tons mined and milled, lower ore grade milled, and lower mill recovery. Copper production decreased 9% primarily due to lower leach placement. Costs applicable to sales per ounce increased 6%  primarily due to lower ounces sold and a higher co-product allocation of costs to gold due to changes in the gold and copper revenue percentages.  Costs applicable to sales per pound decreased 15% primarily due to lower leaching costs as a result of favorable commodity consumption and lower co-product allocation of costs to copper due to changes in the gold and copper revenue percentages.  Depreciation and amortization per ounce decreased 13% primarily due to lower amortization rates partially offset by lower ounces sold.  Depreciation and amortization per pound decreased 4% primarily due to lower amortization rates. All-in sustaining costs per ounce increased 12% primarily due to higher costs applicable to sales per ounce and higher sustaining capital spend. All-in sustaining costs per pound decreased 16% primarily due to lower costs applicable to sales per pound.

Twin Creeks, USA.  Gold production decreased 39% due to lower ore grades mined and milled as a result of mine sequencing, and lower mill throughput as a result of lower mill availability.  Costs applicable to sales per ounce increased 38% due to lower ounces sold.  Depreciation and amortization per ounce increased 76%  primarily due to lower ounces sold. All-in sustaining costs per ounce increased 49% due to higher costs applicable to sales per ounce and higher sustaining capital spend.

Long Canyon, USA. Long Canyon achieved commercial production in November 2016.

CC&V, USA.  Gold production increased 117% primarily due to increased production from a full quarter of operations from Valley Leach Fill 2 in 2017 that was completed late in the first quarter of 2016, as well as higher ore grade milled and higher mill recovery.  Costs applicable to sales per ounce decreased 2%  primarily due to higher ounces sold.  Depreciation and amortization per ounce decreased 24% primarily due to higher ounces sold. All-in sustaining costs per ounce decreased 1%  primarily due to lower costs applicable to sales per ounce, partially offset by higher sustaining capital spend.

South America Operations

	Gold or Copper		Costs Applicable		Depreciation and		All-In Sustaining
	Produced		to Sales (1)		Amortization		Costs (2)
	2017	2016	2017	2016	2017	2016	2017	2016
Three Months Ended March 31,	(in thousands)		($ per ounce sold)		($ per ounce sold)		($ per ounce sold)
Yanacocha	138	180	$804	$717	$243	$386	$993	$944
Merian	105	—	444	—	194	—	519	—
Total / Weighted Average (3)	243	180	$652	$717	$238	$409	$852	$1,006
Yanacocha (48.65%)	(67)	(88)
Merian (25.00%)	(26)	—
Attributable to Newmont	150	92

(1)	Excludes Depreciation and amortization and Reclamation and remediation.
(2)	All-In Sustaining Costs is a non-GAAP financial measure. See Non-GAAP Financial Measures beginning on page 60.
(3)	All-In Sustaining Costs and Depreciation and amortization include expense for other regional projects.

Three months ended March 31, 2017 compared to 2016

Yanacocha, Peru. Gold production decreased 23% primarily due to lower leach tons placed at a lower grade, lower mill grade and recovery, and lower mill throughput, partially due to a commodity supply shortage resulting from extreme weather conditions along the Peruvian coast.  Costs applicable to sales per ounce increased 12% due to lower ounces sold partially offset by lower leach pad inventory adjustments. Depreciation and amortization per ounce decreased 37% due to a lower asset balance resulting from an impairment recorded in the fourth quarter of 2016 and lower leach pad inventory adjustments, partially offset by lower ounces sold. All-in sustaining costs per ounce increased 5% primarily due to higher costs applicable to sales per ounce partially offset by lower sustaining capital spend and lower advanced projects expense.

Merian, Suriname. Merian achieved commercial production in October 2016.

Australia Operations

	Gold or Copper		Costs Applicable		Depreciation and		All-In Sustaining
	Produced		to Sales (1)		Amortization		Costs (2)
	2017	2016	2017	2016	2017	2016	2017	2016
Three Months Ended March 31,
Gold	(ounces in thousands)		($ per ounce sold)		($ per ounce sold)		($ per ounce sold)
Boddington	202	189	$663	$679	$141	$145	$766	$767
Tanami	74	104	658	577	211	183	803	762
Kalgoorlie	84	93	619	737	48	56	702	807
Total/Weighted-Average (3)	360	386	$651	$668	$140	$145	$776	$790

Copper	(pounds in millions)		($ per pound sold)		($ per pound sold)		($ per pound sold)
Boddington	19	17	$1.31	$1.58	$0.25	$0.32	$1.56	$1.87

Copper	(tonnes in thousands)
Boddington	9	8

(1)	Excludes Depreciation and amortization and Reclamation and remediation.
(2)	All-In Sustaining Costs is a non-GAAP financial measure. See Non-GAAP Financial Measures beginning on page 60.
(3)	All-In Sustaining Costs and Depreciation and amortization include expense for other regional projects.

Three months ended March 31, 2017 compared to 2016

Boddington, Australia. Gold production increased 7% primarily due to higher ore grade milled as a result of higher ore grade mined, partially offset by lower mill throughput and recovery. Copper production increased 12% primarily due to higher ore grade milled as a result of higher ore grade mined, partially offset by lower mill throughput. Costs applicable to sales per ounce decreased 2% primarily due to higher ounces sold partially offset by higher oil prices, an unfavorable Australian dollar foreign currency exchange rate and a higher co-product allocation of costs to gold due to changes in the gold and copper revenue percentages.  Costs applicable to sales per pound decreased 17% primarily due to higher copper pounds sold and a lower co-product allocation of costs to copper due to changes in the gold and copper revenue percentages, partially offset by higher oil prices and an unfavorable Australian dollar foreign currency exchange rate. Depreciation and amortization per ounce decreased 3% primarily due to higher ounces sold partially offset by higher co-product allocation of costs to gold due to changes in the gold and copper revenue percentages.  Depreciation and amortization per pound decreased 22% primarily due to higher copper pounds sold and lower co-product allocation of costs to copper due to changes in the gold and copper revenue percentages.  All-in sustaining costs per ounce was in line with the prior-year period. All-in sustaining costs per pound decreased 17% primarily due to lower costs applicable to sales per pound sold and lower treatment and refining costs.

Tanami, Australia. Gold production decreased 29% primarily due to lower throughput and lower ore grade milled. Throughput was lower primarily due to the mill being placed into care and maintenance for the majority of February 2017 following record high rainfall that blocked transport routes, limiting access to fuel and other resources.  Costs applicable to sales per ounce increased 14% primarily due to lower ounces sold, higher oil prices and an unfavorable Australian dollar foreign currency exchange rate partially offset by lower pastefill activity. Depreciation and amortization per ounce increased 15% primarily due to lower ounces sold. All-in sustaining costs per ounce increased 5% primarily due to higher costs applicable to sales per ounce sold, partially offset by lower sustaining capital spend.

Kalgoorlie, Australia. Gold production decreased 10% primarily due to a build-up of in-circuit inventory compared to a draw-down in the prior-year period.  Costs applicable to sales per ounce decreased 16% primarily due to a lower strip ratio, lower selling costs, lower site support costs, and favorable gold in-circuit inventory movement partially offset by higher oil prices and an unfavorable Australian dollar foreign currency exchange rate.  Depreciation and amortization per ounce decreased 14% primarily due to lower amortization rates.  All-in sustaining costs per ounce decreased 13% primarily due to lower costs applicable to sales per ounce sold and lower treatment and refining costs partially offset by higher sustaining capital spend.

Africa Operations

	Gold or Copper		Costs Applicable		Depreciation and		All-In Sustaining
	Produced		to Sales (1)		Amortization		Costs (2)
	2017	2016	2017	2016	2017	2016	2017	2016
Three Months Ended March 31,	(in thousands)		($ per ounce sold)		($ per ounce sold)		($ per ounce sold)
Ahafo	94	88	$809	$661	$245	$177	$926	$851
Akyem	126	114	488	477	268	251	567	565
Total / Weighted Average (3)	220	202	$624	$556	$258	$219	$751	$698

(1)	Excludes Depreciation and amortization and Reclamation and remediation.
(2)	All-In Sustaining Costs is a non-GAAP financial measure. See Non-GAAP Financial Measures beginning on page 60.
(3)	All-In Sustaining Costs and Depreciation and amortization include expense for other regional projects.

Three months ended March 31, 2017 compared to 2016

Ahafo, Ghana. Gold production increased 7% due to a drawdown of in-circuit inventory, higher mill grade and recovery, partially offset by lower mill throughput.  Costs applicable to sales per ounce increased 22% due to higher stockpile inventory adjustments, partially offset by higher ounces sold and lower oil prices.  Depreciation and amortization per ounce increased 38% due to higher stockpile inventory adjustments, partially offset by higher ounces sold. All-in sustaining costs per ounce increased 9% primarily due to higher costs applicable to sales per ounce partially offset by lower advanced projects and sustaining capital spend.

Akyem, Ghana. Gold production increased 11% due to higher mill throughput, recovery and ore grade, partially offset by a higher build-up of in-circuit inventory. Costs applicable to sales per ounce increased 2% primarily due to lower ore tons mined and higher mill maintenance costs, partially offset by higher ounces sold and lower oil prices.  Depreciation and amortization per ounce increased 7% due to higher amortization rates, partially offset by higher ounces sold. All-in sustaining costs per ounce was in line with the prior-year period.

Discontinued Operations

Gold or Copper
Produced
Three Months Ended March 31, 2016
Gold	(ounces in thousands)
Batu Hijau	192
Attributable to Newmont (48.5%)	93

Copper	(pounds in millions)
Batu Hijau	113
Attributable to Newmont (48.5%)	55

Copper	(tonnes in thousands)
Batu Hijau	51
Attributable to Newmont (48.5%)	25

For additional information regarding our discontinued operation, see Note 3 to our Condensed Consolidated Financial Statements.

Foreign Currency Exchange Rates

Foreign currency exchange rates can increase or decrease profits to the extent costs are paid in foreign currencies. Such fluctuations do not have a material impact on our revenue since gold and copper are sold throughout the world in U.S. dollars. Despite selling gold in London, we have no exposure to the euro or the British pound.

Our foreign operations sell their gold and copper production based on U.S. dollar metal prices. Approximately 32% and 26% of Costs applicable to sales for our foreign operations were paid in currencies other than the U.S. dollar during the three months ended March 31, 2017 and 2016, respectively, of which approximately 26% was denominated in the Australian dollar in the current year. Variations in the local currency exchange rates in relation to the U.S. dollar at our foreign mining operations had a minimal net impact on Costs applicable to sales on a per ounce basis, net of hedging losses, during the three months ended March 31, 2017, compared to the same period in 2016.

Liquidity and Capital Resources

Liquidity Overview

During the three months ended March 31, 2017, our cash and cash equivalents increased from $2,756 to $2,919. The net cash inflow of $163 was primarily provided by operating cash flows from continuing operations of $379 and proceeds from the sale of investments of $19. These inflows were partially offset by cash  used for additions to property, plant and mine development of $180, dividends paid to common stockholders of $27 and net distributions to our noncontrolling partners at Merian of $11.

During the three months ended March 31, 2016, our cash and cash equivalents decreased from $2,363 to $1,781. The net cash outflow of $582 was primarily used for $499 of debt repayments at Corporate, $280 for additions to property, plant and mine development and $146 for dividends paid to noncontrolling partners at Yanacocha. These outflows were partially offset by operating cash flows from continuing operations of $157 in addition to proceeds received from the sale of Regis of $184.

Our Condensed Consolidated Statements of Cash Flows are summarized as follows:

	Three Months Ended
	March 31,
	2017	2016
Net cash provided by (used in) operating activities of continuing operations	$379	$157
Net cash provided by (used in) operating activities of discontinued operations	(6)	369
Net cash provided by (used in) operating activities	$373	$526

Net cash provided by (used in) investing activities of continuing operations	$(160)	$(94)
Net cash provided by (used in) investing activities of discontinued operations	—	(17)
Net cash provided by (used in) investing activities	$(160)	$(111)

Net cash provided by (used in) financing activities of continuing operations	$(52)	$(649)
Net cash provided by (used in) financing activities of discontinued operations	—	(93)
Net cash provided by (used in) financing activities	$(52)	$(742)

Operating Activities

Net cash provided by (used in) operating activities of continuing operations was $379 during the three months ended March 31, 2017, an increase of $222 from the three months ended March 31, 2016,  primarily due to higher average realized gold and copper prices, higher sales volumes from new production at Merian and Long Canyon and an improvement in working capital, partially offset by slightly higher operating costs.

Investing Activities

Net cash provided by (used in) investing activities of continuing operations was $(160) and $(94) during the three months ended March 31, 2017 and 2016, respectively. Details of investing activities are below:

Additions to property, plant and mine development were $180 and $280 during the three months ended March 31, 2017 and 2016, respectively, as follows:

	Three Months Ended
	March 31,
	2017	2016
North America:
Carlin	$48	$36
Phoenix	6	4
Twin Creeks	8	6
Long Canyon (1)	4	36
CC&V	4	21
Other North America	2	—
	72	103
South America:
Yanacocha	11	14
Merian	16	82
	27	96
Australia:
Boddington	15	11
Tanami	24	24
Kalgoorlie	4	3
Other Australia	1	—
	44	38
Africa:
Ahafo	17	17
Akyem	6	7
	23	24
Corporate and Other	2	2
Accrual basis	168	263
Decrease (increase) in accrued capital expenditures and other non-cash adjustments	12	17
Cash basis	$180	$280

(1)	Capital expenditures incurred at Long Canyon previously included in Other North America are now broken out to match the current year presentation.

Of the $180 million of capital expenditures during the three months ended March 31, 2017, $54 was for development projects primarily comprised of $13 in Australia for the Tanami expansion project, $11 in South America for Merian and $8 in Africa for the Subika Underground project and Ahafo Mill Expansion.

The remaining $126 was for sustaining capital expenditures predominantly comprised of  $64 in North America primarily related to surface and underground development, tailings facility construction and capitalized component purchases, $16 in South America primarily related to the construction of water treatment facilities, a tailings facility expansion, capitalized component purchases and infrastructure improvements, $28 in Australia primarily related to equipment and capitalized component purchases, underground mine development and tailings and support facilities and $14 in Africa primarily related to water treatment plant construction, a tailings facility expansion, purchase of mining equipment and capitalized component purchases.

Of the $280 million of capital expenditures during the three months ended March 31, 2016, $178 was for development projects primarily comprised of $82 in South America for the Merian project, $62 in North America for the Long Canyon project and the CC&V expansion project, $9 in Australia for the Tanami expansion project and $3 in Africa for the Subika Underground project and Ahafo Mill Expansion.

The remaining $102 was for sustaining capital expenditures predominantly comprised of $40 in North America primarily related to tailings facility construction and capitalized component purchases, $14 in South America primarily related to capitalized component purchases and infrastructure improvements, $26 in Australia primarily related to mining equipment purchases, underground mine development and tailings and support facility construction and $17 in Africa related to providing supplemental power capacity, a tailings facility expansion and capitalized component purchases.

Refer to the discussion above regarding our global project pipeline discussion for additional details.

Proceeds from sales of investments. During the three months ended March 31, 2017, we received $19 from the redemption of marketable debt securities. During the three months ended March 31, 2016, we received $184 from the sale of Regis.

Proceeds from sale of other assets. During the first quarter of 2017, we received $2 for the sale of mineral interests. During the first quarter of 2016 we received $6, of which $4 was cash received from royalties on mineral interests.

Acquisitions, net.  During the first quarter of 2017, we paid $2 on the contingent consideration liability from the acquisition of Boddington.

Financing Activities

Net cash provided by (used in) financing activities of continuing operations was $(52) and $(649) during the three months ended March 31, 2017 and 2016, respectively. Details of financing activities are below:

Dividends paid to common stockholders. We declared regular quarterly dividends totaling $0.050 and $0.025 per common share for the three months ended March 31, 2017 and 2016, respectively. We paid dividends of $27 and $13 to common stockholders during the three months ended March 31, 2017 and 2016, respectively.

Distributions to noncontrolling interests. During the three months ended March 31, 2017, distributions of $32 were made by Merian to Staatsolie Maatschappij Suriname N.V. (“Staatsolie”) (a company wholly owned by the Republic of Suriname).

Funding from noncontrolling interests. During the first quarter of 2017, we received $21 in funding related to the ongoing operations of Merian from Staatsolie. During the first quarter of 2016, we received $12 in funding for the development of Merian from Staatsolie.

Payments for withholding of employee taxes related to stock-based compensation. We paid $13 and $4 for withholding of employee taxes related to stock-based compensation for the three months ended March 31, 2017 and 2016, respectively.

Repayment of debt. During the three months ended March 31, 2016, we used $499 for debt repayments, of which $498 related to reductions of Senior Notes and $1 was for capital lease payments.

Scheduled minimum debt repayments are $575 for the remainder of 2017,  $- in 2018,  $626 in 2019,  $- in 2020,  $- in 2021 and $3,466 thereafter. Scheduled minimum capital lease repayments are $4 for the remainder of 2017, $4 in 2018,  $3 in 2019,  $1 in 2020,  $1 in 2021 and $2 thereafter. We generally expect to be able to fund maturities of debt from Net cash provided by (used in) operating activities of continuing operations, current investments, existing cash balances and available credit facilities. Depending upon market conditions and strategic considerations, we may choose to purchase or refinance some maturing debt in the capital markets.

At March 31, 2017 we were in compliance with all debt covenants and provisions related to potential defaults.

Dividends paid to noncontrolling interests. During the first quarter of 2016, Yanacocha paid dividends of $146 to noncontrolling interests.

Discontinued Operations

Net cash provided by (used in) operating activities of discontinued operations was $(6) and $369 during the three months ended March 31, 2017 and 2016, respectively, of which $(3) is related to closing costs for the sale of Batu Hijau and $371 is related to the operating activities at Batu Hijau, respectively, and $(3) and $(2), respectively, related to payments on the Holt royalty obligation.

Net cash provided by (used in) investing activities of discontinued operations  was $(17) during the three months ended March 31, 2016 and related to Additions to property, plant and mine development at Batu Hijau.

Net cash provided by (used in) financing activities of discontinued operations  was $(93) during the three months ended March 31, 2016 and related to an increase in restricted cash at Batu Hijau.

Off-Balance Sheet Arrangements

We have the following off-balance sheet arrangements: operating leases (as discussed in Note 27 to the Consolidated Financial Statements for the year ended December 31, 2016, filed on February 21, 2017 on Form 10-K) and $2,234 of outstanding surety bonds, bank letters of credit and bank guarantees (see Note 24 to the Condensed Consolidated Financial Statements). At March 31, 2017,  $80 of the $3,000 corporate revolving credit facility was used to secure the issuance of letters of credit, primarily supporting reclamation obligations.

We also have sales agreements or non-binding commitments to sell copper and gold concentrates at market prices as follows (in thousands of tonnes):

	2017	2018	2019	2020	2021	Thereafter
Phoenix	39	50	56	43	39	189
Boddington	165	187	90	70	70	––
	204	237	146	113	109	189

Other Liquidity Matters

At March 31, 2017, the Company had $2,919 in Cash and cash equivalents, of which $1,029 was held in foreign subsidiaries and is primarily held in U.S. dollar denominated accounts with the remainder in foreign currencies readily convertible to U.S. dollars. At March 31, 2017,  $352 of the consolidated cash and cash equivalents was attributable to noncontrolling interests primarily related to our Peruvian and Surinamese operations which is being held to fund those operations and development projects. At March 31, 2017,  $951 in consolidated cash and cash equivalents ($619 attributable to Newmont) was held at certain foreign subsidiaries that, if repatriated, may be subject to withholding taxes. The repatriation of this cash and the applicable withholding taxes would generate foreign tax credits in the U.S. As a result, we expect that there would be no additional tax burden upon repatriation after considering the cash cost associated with the withholding taxes.

We believe that our liquidity and capital resources from U.S. operations and flow-through foreign subsidiaries are adequate to fund our U.S. operations and corporate activities.

Environmental

Our mining and exploration activities are subject to various federal and state laws and regulations governing the protection of the environment. We have made, and expect to make in the future, expenditures to comply with such laws and regulations, but cannot predict the full amount of such future expenditures. At March 31, 2017 and December 31, 2016,  $1,812 and $1,792, respectively, were accrued for reclamation costs relating to currently or recently producing or development stage mineral properties, of which $28 was classified as current liabilities.

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

For a complete discussion of the factors that influence our reclamation obligations and the associated risks, refer to Managements’ Discussion and Analysis of Consolidated Financial Condition and Results of Operations under the heading “Critical Accounting Policies” and refer to Risk Factors under the heading “Mine closure, reclamation and remediation costs for environmental liabilities may exceed the provisions we have made” for the year ended December 31, 2016, filed February 21, 2017 on Form 10-K.

In addition, we are involved in several matters concerning environmental obligations associated with former mining activities. Based upon our best estimate of our liability for these matters, at March 31, 2017 and December 31, 2016, $293 and $298 were accrued for such obligations, respectively, of which $33 was classified as current liabilities. During the three months ended March 31, 2017 and 2016, we spent $8 and $3, respectively, for environmental obligations related to the former, primarily historic, mining activities.

During the three months ended March 31, 2017 and 2016, capital expenditures were approximately $16 and $12, respectively, to comply with environmental regulations.

For more information on the Company’s reclamation and remediation liabilities, see Notes 5 and 24 to the Condensed Consolidated Financial Statements.

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

	Three Months Ended
	March 31,
	2017	2016
Net income (loss) attributable to Newmont stockholders	$46	$52
Net income (loss) attributable to noncontrolling interests	12	83
Net loss (income) from discontinued operations (1)	23	(159)
Equity loss (income) of affiliates	2	5
Income and mining tax expense (benefit)	110	227
Depreciation and amortization	293	276
Interest expense, net	67	74
EBITDA	$553	$558
Adjustments:
Restructuring and other (2)	$7	$13
Remediation charges (3)	3	—
Impairment of long-lived assets (4)	3	—
Acquisition costs (5)	2	—
Loss (gain) on asset and investment sales (6)	(2)	(104)
Loss on debt repayment (7)	—	3
Adjusted EBITDA	$566	$470

(1)

Net loss (income) from discontinued operations relates to (i) adjustments in our Holt royalty obligation, presented net of tax expense (benefit) of $(13) and $(11), respectively, and (ii) Batu Hijau operations, presented net of tax expense (benefit) of $- and $97, respectively. For additional information regarding our discontinued operations, see Note 3 to our Condensed Consolidated Financial Statements.

(2)

Restructuring and other, included in Other expense, net, primarily represents certain costs associated with severance and outsourcing costs, accrued legal costs in our Africa region in 2016 and system integration costs in 2016 related to our acquisition of CC&V in August 2015.

(3)	Remediation charges, included in Reclamation and remediation, represent revisions to remediation plans at the Company’s former historic mining operations.
(4)	Impairment of long-lived assets, included in Other expense, net, represents non-cash write-downs of long-lived assets.
(5)	Acquisition costs, included in Other expense, net, represent adjustments in 2017 to the contingent consideration liability from the acquisition of Boddington.
(6)	Loss (gain) on asset and investment sales, included in Other income, net, primarily represents the sale of our holdings in Regis in the first quarter of 2016 and other gains or losses on asset sales.
(7)	Loss on debt repayment, included in Other income, net, represents the impact of the debt tender offer on our 2019 Senior Notes and 2039 Senior Notes during the first quarter of 2016.

Adjusted net income (loss)

Management uses Adjusted net income (loss) to evaluate the Company’s operating performance and for planning and forecasting future business operations. The Company believes the use of Adjusted net income (loss) allows investors and analysts to understand the results of the continuing operations of the Company and its direct and indirect subsidiaries relating to the sale of products, by excluding certain items that have a disproportionate impact on our results for a particular period. Adjustments to continuing operations are presented before tax and net of our partners’ noncontrolling interests, when applicable. The tax effect of adjustments is presented in the Tax effect of adjustments line and is generally calculated using the Company’s statutory effective tax rate of 35%. Management’s determination of the components of Adjusted net income (loss) are evaluated periodically and based, in part, on a review of non-GAAP financial measures used by mining industry analysts. Net income (loss) attributable to Newmont stockholders is reconciled to Adjusted net income (loss) as follows:

	Three Months Ended
	March 31,
	2017	2016
Net income (loss) attributable to Newmont stockholders	$46	$52
Net loss (income) attributable to Newmont stockholders from discontinued operations (1)	23	(64)
Net income (loss) attributable to Newmont stockholders from continuing operations	69	(12)
Restructuring and other, net (2)	6	12
Remediation charges (3)	3	—
Impairment of long-lived assets, net (4)	2	—
Acquisition costs (5)	2	—
Loss (gain) on asset and investment sales (6)	(2)	(104)
Loss on debt repayment (7)	—	3
Tax effect of adjustments (8)	(4)	(6)
Valuation allowance and other tax adjustments (9)	57	236
Adjusted net income (loss)	$133	$129

Net income (loss) per share, basic	$0.09	$0.10
Net loss (income) attributable to Newmont stockholders from discontinued operations	0.04	(0.12)
Net income (loss) attributable to Newmont stockholders from continuing operations	0.13	(0.02)
Restructuring and other, net	0.01	0.02
Remediation charges	0.01	—
Impairment of long-lived assets, net	—	—
Acquisition costs	—	—
Loss (gain) on asset and investment sales	—	(0.20)
Loss on debt repayment	—	0.01
Tax effect of adjustments	(0.01)	(0.01)
Valuation allowance and other tax adjustments	0.11	0.44
Adjusted net income (loss) per share, basic	$0.25	$0.24

	Three Months Ended
	March 31,
	2017	2016
Net income (loss) per share, diluted	$0.09	$0.10
Net loss (income) attributable to Newmont stockholders from discontinued operations	0.04	(0.12)
Net income (loss) attributable to Newmont stockholders from continuing operations	0.13	(0.02)
Restructuring and other, net	0.01	0.02
Remediation charges	0.01	—
Impairment of long-lived assets, net	—	—
Acquisition costs	—	—
Loss (gain) on asset and investment sales	—	(0.20)
Loss on debt repayment	—	0.01
Tax effect of adjustments	(0.01)	(0.01)
Valuation allowance and other tax adjustments	0.11	0.44
Adjusted net income (loss) per share, diluted	$0.25	$0.24

Weighted average common shares (millions):
Basic	532	530
Diluted	533	531

(1)

Net loss (income) attributable to Newmont stockholders from discontinued operations relates to (i) adjustments in our Holt royalty obligation, presented net of tax expense (benefit) of $(13) and $(11), respectively, and (ii) Batu Hijau operations, presented net of tax expense (benefit) of $- and $97, respectively, and amounts attributed to noncontrolling interest income (expense) of $- and $95, respectively. Amounts are presented net of tax expense (benefit) in order to conform to our Condensed Consolidated Statements of Operations, as required under U.S. GAAP. For additional information regarding our discontinued operations, see Note 3 to our Condensed Consolidated Financial Statements.

(2)

Restructuring and other, net, included in Other expense, net, primarily represents certain costs associated with severance and outsourcing costs, accrued legal costs in our Africa region in 2016 and system integration costs in 2016 related to our acquisition of CC&V in August 2015. Amounts are presented net of amounts attributed to noncontrolling interest income (expense) of $(1) and $(1), respectively.

(3)	Remediation charges, included in Reclamation and remediation, represent revisions to remediation plans at the Company’s former historic mining operations.
(4)

Impairment of long-lived assets, net, included in Other expense, net, represents non-cash write-downs of long-lived assets. Amounts are presented net of amounts attributed to noncontrolling interest income (expense) of $(1) and $-, respectively.

(5)	Acquisition costs, included in Other expense, net, represent adjustments in 2017 to the contingent consideration liability from the acquisition of Boddington.
(6)	Loss (gain) on asset and investment sales, included in Other income, net, primarily represents the sale of our holdings in Regis in the first quarter of 2016 and other gains or losses on asset sales.
(7)	Loss on debt repayment, included in Other income, net, represents the impact of the debt tender offer on our 2019 Senior Notes and 2039 Senior Notes during the first quarter of 2016.
(8)

The tax effect of adjustments, included in Income and mining tax benefit (expense),  represents the tax effect of adjustments in footnotes (2) through (7), as described above, and are calculated using the Company's statutory tax rate of 35%.

(9)

Valuation allowance and other tax adjustments, included in Income and mining tax benefit (expense), is recorded for items such as foreign tax credits, alternative minimum tax credits, capital losses and disallowed foreign losses. The adjustment in 2017 is due to increases in tax credit carryovers subject to valuation allowance of $67, partially offset by other tax adjustments of $10. The adjustment in 2016 is due to a tax restructuring of $174, increases to valuation allowance on tax credit carryovers of $57 and other tax adjustments of $5.

Free Cash Flow

Management uses Free Cash Flow as a non-GAAP measure to analyze cash flows generated from operations. Free Cash Flow is Net cash provided by (used in) operating activities less Net cash provided by (used in) operating activities of discontinued operations less Additions to property, plant and mine development as presented on the Condensed Consolidated Statements of Cash Flows. The Company believes Free Cash Flow is also useful as one of the bases for comparing the Company’s performance with its competitors. Although Free Cash Flow and similar measures are frequently used as measures of cash flows generated from operations by other companies, the Company’s calculation of Free Cash Flow is not necessarily comparable to such other similarly titled captions of other companies.

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

The following table sets forth a reconciliation of Free Cash Flow, a non-GAAP financial measure, to Net cash provided by (used in) operating activities, which the Company believes to be the GAAP financial measure most directly comparable to Free Cash Flow, as well as information regarding Net cash provided by (used in) investing activities and Net cash provided by (used in) financing activities.

	Three Months Ended March 31,
	2017	2016
Net cash provided by (used in) operating activities	$373	$526
Less: Net cash used in (provided by) operating activities of discontinued operations	6	(369)
Net cash provided by (used in) operating activities of continuing operations	379	157
Less: Additions to property, plant and mine development	(180)	(280)
Free Cash Flow	$199	$(123)

Net cash provided by (used in) investing activities (1)	$(160)	$(111)
Net cash provided by (used in) financing activities	$(52)	$(742)

(1)	Net cash provided by (used in) investing activities includes Additions to property, plant and mine development, which is included in the Company’s computation of Free Cash Flow.

Costs applicable to sales per ounce/pound

Costs applicable to sales per ounce/pound are non-GAAP financial measures. These measures are calculated by dividing the costs applicable to sales of gold and copper by gold ounces or copper pounds sold, respectively. These measures are calculated for the periods presented on a consolidated basis. Costs applicable to sales per ounce/pound statistics are intended to provide additional information only and do not have any standardized meaning prescribed by GAAP and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with GAAP. The measures are not necessarily indicative of operating profit or cash flow from operations as determined under GAAP. Other companies may calculate these measures differently.

The following tables reconcile these non-GAAP measures to the most directly comparable GAAP measures.

Costs applicable to sales per ounce

	Three Months Ended
	March 31,
	2017	2016
Costs applicable to sales (1)	$894	$806
Gold sold (thousand ounces)	1,301	1,185
Costs applicable to sales per ounce	$687	$680

(1)	Includes by-product credits of $10 and $9 during the three months ended March 31, 2017 and 2016, respectively.

Costs applicable to sales per pound

	Three Months Ended
	March 31,
	2017	2016
Costs applicable to sales (1)	$39	$45
Copper sold (million pounds)	26	25
Costs applicable to sales per pound	$1.50	$1.80

(1)	Includes by-product credits of $1 and $1 during the three months ended March 31, 2017 and 2016, respectively.

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

The following disclosure provides information regarding the adjustments made in determining the all-in sustaining costs measure:

Costs applicable to sales.  Includes all direct and indirect costs related to current production incurred to execute the current mine plan. We exclude certain exceptional or unusual amounts from Costs applicable to sales (“CAS”), such as significant revisions to recovery amounts. CAS includes by-product credits from certain metals obtained during the process of extracting and processing the primary ore-body. CAS is accounted for on an accrual basis and excludes Depreciation and amortization and Reclamation and remediation, which is consistent with our presentation of CAS on the Condensed Consolidated Statements of Operations. In determining AISC, only the CAS associated with producing and selling an ounce of gold is included in the measure. Therefore, the amount of gold CAS included in AISC is derived from the CAS presented in the Company’s Condensed Consolidated Statements of Operations less the amount of CAS attributable to the production of copper at our Phoenix and Boddington mines. The copper CAS at those mine sites is disclosed in Note 4 to the Condensed Consolidated Financial Statements. The allocation of CAS between gold and copper at the Phoenix and Boddington mines is based upon the relative sales value of gold and copper produced during the period.

Reclamation costs. Includes accretion expense related to Asset Retirement Obligation (“ARO”) and the amortization of the related Asset Retirement Cost (“ARC”) for the Company’s operating properties. Accretion related to the ARO and the amortization of the ARC assets for reclamation does not reflect annual cash outflows but are calculated in accordance with GAAP. The accretion and amortization reflect the periodic costs of reclamation associated with current production and are therefore included in the measure. The allocation of these costs to gold and copper is determined using the same allocation used in the allocation of CAS between gold and copper at the Phoenix and Boddington mines.

Advanced projects, research and development and exploration.  Includes incurred expenses related to projects that are designed to increase or enhance current production and exploration. We note that as current resources are depleted, exploration and advanced projects are necessary for us to replace the depleting reserves or enhance the recovery and processing of the current reserves. As this relates to sustaining our production, and is considered a continuing cost of a mining company, these costs are included in the AISC measure. These costs are derived from the Advanced projects, research and development and Exploration amounts presented in the Condensed Consolidated Statements of Operations less the amount attributable to the production of copper at our Phoenix and Boddington mines. The allocation of these costs to gold and copper is determined using the same allocation used in the allocation of CAS between gold and copper at the Phoenix and Boddington mines.

General and administrative.  Includes costs related to administrative tasks not directly related to current production, but rather related to support our corporate structure and fulfill our obligations to operate as a public company. Including these expenses in the AISC metric provides visibility of the impact that general and administrative activities have on current operations and profitability on a per ounce basis.

Other expense, net.  Includes administrative costs to support current gold production. We exclude certain exceptional or unusual expenses from Other expense, net, such as restructuring, as these are not indicative to sustaining our current operations. Furthermore, this adjustment to Other expense, net is also consistent with the nature of the adjustments made to Net income (loss) attributable to Newmont stockholders as disclosed in the Company’s non-GAAP financial measure Adjusted net income (loss). The allocation of these costs to gold and copper is determined using the same allocation used in the allocation of CAS between gold and copper at the Phoenix and Boddington mines.

Treatment and refining costs.  Includes costs paid to smelters for treatment and refining of our concentrates to produce the salable metal. These costs are presented net as a reduction of Sales on our Condensed Consolidated Statements of Operations.

Sustaining capital.  We determined sustaining capital as those capital expenditures that are necessary to maintain current production and execute the current mine plan. Capital expenditures to develop new operations, or related to projects at existing operations where these projects will enhance production or reserves, are generally considered development. We determined the classification of sustaining and development capital projects based on a systematic review of our project portfolio in light of the nature of each project. Sustaining capital costs are relevant to the AISC metric as these are needed to maintain the Company’s current operations and provide improved transparency related to our ability to finance these expenditures from current operations. The allocation of these costs to gold and copper is determined using the same allocation used in the allocation of CAS between gold and copper at the Phoenix and Boddington mines.

			Advanced
			Projects,
			Research and			Treatment				All-In
	Costs		Development	General	Other	and		All-In	Ounces	Sustaining
Three Months Ended	Applicable	Reclamation	and	and	Expense,	Refining	Sustaining	Sustaining	(000)/Pounds	Costs per
March 31, 2017	to Sales (1)(2)(3)	Costs (4)	Exploration(5)	Administrative	Net (6)	Costs	Capital (7)	Costs	(millions) Sold	oz/lb
Gold
Carlin	$193	$1	$3	$1	$—	$—	$47	$245	208	$1,178
Phoenix	43	1	1	—	—	3	3	51	44	1,159
Twin Creeks	47	1	2	1	—	—	7	58	77	753
Long Canyon	12	—	—	—	—	—	1	13	32	406
CC&V	70	1	4	—	—	—	4	79	119	664
Other North America	—	—	8	—	1	—	2	11	—	—
North America	365	4	18	2	1	3	64	457	480	952

Yanacocha	119	13	2	1	—	—	12	147	148	993
Merian	48	—	4	—	—	—	4	56	108	519
Other South America	—	—	12	3	—	—	—	15	—	—
South America	167	13	18	4	—	—	16	218	256	852

Boddington	122	1	—	—	—	4	14	141	184	766
Tanami	50	1	—	—	—	—	10	61	76	803
Kalgoorlie	52	1	2	—	—	—	4	59	84	702
Other Australia	—	—	4	2	—	—	—	6	—	—
Australia	224	3	6	2	—	4	28	267	344	776

Ahafo	76	2	2	—	—	—	7	87	94	926
Akyem	62	3	—	—	—	—	7	72	127	567
Other Africa	—	—	6	1	—	—	—	7	—	—
Africa	138	5	8	1	—	—	14	166	221	751

Corporate and Other	—	—	12	46	4	—	1	63	—	—
Total Gold	$894	$25	$62	$55	$5	$7	$123	$1,171	1,301	$900

Copper
Phoenix	$18	$1	$—	$—	$—	$1	$1	$21	10	$2.10
Boddington	21	—	—	—	—	2	2	25	16	1.56
Total Copper	$39	$1	$—	$—	$—	$3	$3	$46	26	$1.77

Consolidated	$933	$26	$62	$55	$5	$10	$126	$1,217

(1)	Excludes Depreciation and amortization and Reclamation and remediation.
(2)	Includes by-product credits of $11.
(3)	Includes stockpile and leach pad inventory adjustments of $18 at Carlin, $13 at Ahafo, $6 at Yanacocha and $3 at Twin Creeks.
(4)	Reclamation costs include operating accretion of $21 and amortization of asset retirement costs of $5.
(5)

Advanced projects, research and development and Exploration of $5 at Long Canyon, $4 at Ahafo, $3 at Tanami, $2 at Yanacocha and $1 at Akyem are recorded in “Other” of the respective region for development projects.

(6)	Other expense, net is adjusted for restructuring and other costs of $7, impairment charges of $3 and acquisition costs of $2.
(7)

Excludes development capital expenditures, capitalized interest and the increase in accrued capital totaling $54. The following are major development projects: Long Canyon, Merian, Tanami expansions, Subika and Ahafo mill expansion.

			Advanced
			Projects,
			Research and			Treatment				All-In
	Costs		Development	General	Other	and		All-In	Ounces	Sustaining
Three Months Ended	Applicable	Reclamation	and	and	Expense,	Refining	Sustaining	Sustaining	(000)/Pounds	Costs per
March 31, 2016	to Sales (1)(2)(3)	Costs (4)	Exploration(5)	Administrative	Net (6)	Costs	Capital (7)	Costs	(millions) Sold	oz/lb
Gold
Carlin	$189	$1	$3	$1	$—	$—	$32	$226	208	$1,087
Phoenix	49	1	—	—	—	3	2	55	53	1,038
Twin Creeks	60	1	2	—	—	—	6	69	136	507
Long Canyon	—	—	—	—	—	—	—	—	—	—
CC&V	33	1	3	—	—	—	—	37	55	673
Other North America	—	—	7	—	2	—	—	9	—	—
North America	331	4	15	1	2	3	40	396	452	876

Yanacocha	128	14	9	3	1	—	14	169	179	944
Merian	—	—	—	—	—	—	—	—	—	—
Other South America	—	—	9	2	—	—	—	11	—	—
South America	128	14	18	5	1	—	14	180	179	1,006

Boddington	111	1	—	—	—	4	9	125	163	767
Tanami	59	1	3	—	—	—	14	77	101	762
Kalgoorlie	65	1	1	—	—	1	3	71	88	807
Other Australia	—	—	1	3	1	—	—	5	—	—
Australia	235	3	5	3	1	5	26	278	352	790

Ahafo	57	2	5	—	—	—	10	74	87	851
Akyem	55	2	1	—	—	—	7	65	115	565
Other Africa	—	—	1	1	—	—	—	2	—	—
Africa	112	4	7	1	—	—	17	141	202	698

Corporate and Other	—	—	12	43	1	—	2	58	—	—
Total Gold	$806	$25	$57	$53	$5	$8	$99	$1,053	1,185	$889

Copper
Phoenix	$22	$1	$—	$—	$—	$1	$1	$25	10	$2.50
Boddington	23	—	—	—	—	3	2	28	15	1.87
Total Copper	$45	$1	$—	$—	$—	$4	$3	$53	25	$2.12

Consolidated	$851	$26	$57	$53	$5	$12	$102	$1,106

(1)	Excludes Depreciation and amortization and Reclamation and remediation.
(2)	Includes by-product credits of $10.
(3)	Includes stockpile and leach pad inventory adjustments of $28 at Yanacocha, $20 at Carlin and $2 at Twin Creeks.
(4)	Reclamation costs include operating accretion of $16 and amortization of asset retirement costs of $10.
(5)	Advanced projects, research and development and Exploration of $6 at Long Canyon and $3 at Merian are recorded in “Other” of the respective region for development projects.
(6)	Other expense, net is adjusted for restructuring and other costs of $13.
(7)

Excludes development capital expenditures, capitalized interest and the increase in accrued capital totaling $178. The following are major development projects: Merian, Long Canyon, and the CC&V and Tanami expansions.

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

More detailed information regarding these factors is included in the section titled Item 1, Business; Item 1A, Risk Factors in the Annual Report on Form 10-K for the year ended December 31, 2016 filed February 21, 2017 and elsewhere throughout this report. Many of these factors are beyond our ability to control or predict. Given these uncertainties, readers are cautioned not to place undue reliance on our forward-looking statements.

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

Decreases in the market price of gold and copper can also significantly affect the value of our product inventory, stockpiles and leach pads, and it may be necessary to record a write-down to the net realizable value. Net realizable value represents the estimated future sales price based on short-term and long-term metals prices, less estimated costs to complete production and bring the product to sale. The primary factors that influence the need to record write-downs of our stockpiles,  leach pads and product inventory include short-term and long-term metals prices and costs for production inputs such as labor, fuel and energy, materials and supplies as well as realized ore grades and recovery rates. The significant assumptions in determining the stockpile, leach pad and product inventory adjustments for each mine site reporting unit at March 31, 2017 included production cost and capitalized expenditure assumptions unique to each operation, a short-term and long-term gold price of $1,219 and $1,300 per ounce, respectively, a short-term and long-term copper price of $2.65 and $3.00 per pound, respectively, and a U.S. to Australian dollar long-term exchange rate of $0.80.

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

Foreign Currency Exchange Risk

We had the following foreign currency derivative contracts in Australia outstanding at March 31, 2017:

	Expected Maturity Date
	2017	2018	Total/Average
A$ Operating Fixed Forward Contracts:
A$ notional (millions)	71	6	77
Average rate ($/A$)	0.93	0.92	0.93
Expected hedge ratio	7%	4%

The fair value of the A$ foreign currency derivative contracts was a net liability position of $13 at March 31, 2017 and $24 at December 31, 2016.

Diesel Price Risk

We had the following diesel derivative contracts in North America outstanding at March 31, 2017:

	Expected Maturity Date
	2017	2018	Total/Average
Diesel Fixed Forward Contracts:
Diesel gallons (millions)	17	5	22
Average rate ($/gallon)	1.63	1.62	1.63
Expected hedge ratio	50%	17%

The fair value of the diesel derivative contracts was a net liability position of $2 at March 31, 2017 and $- at December 31, 2016.

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

At March 31, 2017, Newmont had gold sales of 101,000 ounces priced at an average of $1,246 per ounce, subject to final pricing over the next several months. Each $25 change in the price for provisionally priced gold sales would have an approximate $2 effect on our Net income (loss) attributable to Newmont stockholders. The London Bullion Market Association P.M. closing settlement price at March 31, 2017 for gold was $1,245 per ounce.

At March 31, 2017, Newmont had copper sales of 28 million pounds priced at an average of $2.66 per pound, subject to final pricing over the next several months. Each $0.10 change in the price for provisionally priced copper sales would have an approximate $2 effect on our Net income (loss) attributable to Newmont stockholders. The LME closing settlement price at March 31, 2017 for copper was $2.65 per pound.

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

There were no other changes in the Company’s internal control over financial reporting that occurred during the three months ended March 31, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS.

Information regarding legal proceedings is contained in Note 24 to the Condensed Consolidated Financial Statements contained in this Report and is incorporated herein by reference.

ITEM 1A.     RISK FACTORS.

There were no material changes to the risk factors disclosed in Item 1, Business; Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2016, as filed with the SEC on February 21, 2017.

ITEM 2.       UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

	(a)		(b)	(c)	(d)
				Total Number of	Maximum Number (or
	Total			Shares Purchased	Approximate Dollar Value)
	Number		Average	as Part of	of Shares that may
	of Shares		Price Paid	Publicly Announced	yet be Purchased
Period	Purchased		Per Share	Plans or Programs	under the Plans or Programs
January 1, 2017 through January 31, 2017	—		$—	—	N/A
February 1, 2017 through February 28, 2017	(371,047)	(1)	$35.34	—	N/A
March 1, 2017 through March 31, 2017	—		$—	—	N/A

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

NEWMONT MINING CORPORATION
(Registrant)

Date: April 24, 2017	/s/ NANCY K. BUESE
Nancy K. Buese
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: April 24, 2017	/s/ JOHN W. KITLEN
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