Form 10-Q
period 2017-06-30
NEWMONT MINING CORP /DE/
filed 2017-07-25
CIK 1164727

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2017

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

There were 533,271,501 shares of common stock outstanding on July 17, 2017.

NEWMONT MINING CORPORATION

SECOND QUARTER 2017 RESULTS AND HIGHLIGHTS

(unaudited, in millions, except per share, per ounce and per pound)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Financial Results:
Sales:	$1,875	$1,669	$3,534	$3,131
Gold	$1,799	$1,612	$3,387	$3,023
Copper	$76	$57	$147	$108
Costs applicable to sales: (1)	$999	$902	$1,932	$1,753
Gold	$955	$847	$1,849	$1,653
Copper	$44	$55	$83	$100
Net income (loss) from continuing operations	$166	$(2)	$247	$(26)
Net income (loss)	$151	$62	$209	$197
Net income (loss) from continuing operations attributable to Newmont stockholders	$192	$14	$261	$2
Per common share, diluted:
Net income (loss) from continuing operations attributable to Newmont stockholders	$0.36	$0.02	$0.49	$—
Net income (loss) attributable to Newmont stockholders	$0.33	$0.04	$0.42	$0.14
Adjusted net income (loss) (2)	$248	$155	$381	$284
Adjusted net income (loss) per share, diluted (2)	$0.46	$0.29	$0.71	$0.53
Earnings before interest, taxes and depreciation and amortization (2)	$708	$588	$1,261	$1,146
Adjusted earnings before interest, taxes and depreciation and amortization (2)	$698	$600	$1,264	$1,070
Net cash provided by (used in) operating activities of continuing operations			$908	$825
Free Cash Flow (2)			$545	$262
Cash dividends declared per common share	$0.050	$0.025	$0.100	$0.050

Operating Results:
Consolidated gold ounces (thousands):
Produced	1,440	1,268	2,767	2,492
Sold	1,439	1,281	2,740	2,466
Attributable gold ounces (thousands):
Produced	1,352	1,193	2,586	2,329
Sold	1,350	1,207	2,552	2,304
Consolidated and attributable copper pounds (millions):
Produced	31	29	60	57
Sold	32	29	58	54
Average realized price:
Gold (per ounce)	$1,250	$1,257	$1,236	$1,226
Copper (per pound)	$2.46	$2.00	$2.56	$2.02
Consolidated costs applicable to sales: (1)(2)
Gold (per ounce)	$664	$661	$675	$670
Copper (per pound)	$1.38	$1.90	$1.43	$1.85
All-in sustaining costs: (2)
Gold (per ounce)	$884	$913	$892	$902
Copper (per pound)	$1.69	$2.17	$1.72	$2.15

(1)	Excludes Depreciation and amortization and Reclamation and remediation.
(2)	See “Non-GAAP Financial Measures” beginning on page 70.

Second Quarter 2017 Highlights

•

Portfolio improvements: Approved the high-grade, low-cost Twin Underground project in Nevada, mined first ore at Subika Underground in Africa, on track for commercial production of the Tanami Expansion project in Australia in the third quarter of 2017 and acquired a 19.9% stake in Continental Gold Inc. who is developing the Buriticá project in Colombia;

•	Attributable gold production: Increased 13% to 1.4 million ounces as new production from Merian and Long Canyon more than offset lower grades at Tanami and Yanacocha;

•

Net income (loss): Delivered Net income (loss) from continuing operations attributable to Newmont stockholders of $192 or $0.36 per diluted share, an increase of $178 from the prior-year quarter, primarily due to higher gold production and lower income and mining taxes;

•

Adjusted net income (loss): Delivered Adjusted net income (loss) of $248 or $0.46 per diluted share, a 60% increase from the prior-year quarter (See “Non-GAAP Financial Measures” beginning on page 70);

•	Adjusted EBITDA: Generated $698 in Adjusted EBITDA, a 16% increase from the prior-year quarter (See “Non-GAAP Financial Measures” beginning on page 70); and

•	Financial strength: Ended the quarter with $3.1 billion cash on hand and increased the dividend payable in the third quarter of 2017 to $0.075 per share, triple the prior-year quarter dividend.

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

Tanami Expansion, Australia. The scope for this project includes a second decline in the mine and incremental capacity in the plant to increase profitable production and serve as a platform for future growth. The project is on track to reach commercial production in the third quarter of 2017 and will maintain Tanami’s annual gold production at 425,000 to 475,000 ounces for the first five years. Development capital costs (excluding capitalized interest) since approval were $100, of which $13 were related to the second quarter of 2017.

Subika Underground, Africa. This project leverages existing infrastructure and an optimized approach to develop Ahafo’s most promising underground resource. First production was achieved in June 2017, with commercial production expected in the second half of 2018. The project is expected to increase average annual gold production by between 150,000 and 200,000 ounces per year for the first five years beginning in 2019 with an initial mine life of approximately 11 years. Development capital costs (excluding capitalized interest) since approval were $22, all of which related to the second quarter of 2017.

Ahafo Mill Expansion, Africa. This project is designed to maximize resource value by improving production margins and accelerating stockpile processing. The project also supports profitable development of Ahafo’s highly prospective underground resource. First production is expected in the first half of 2019 with commercial production expected in the second half of 2019. The expansion is expected to increase average annual gold production by between 75,000 and 100,000 ounces per year for the first five years beginning in 2020. Development capital costs (excluding capitalized interest) since approval were $9, all of which related to the second quarter of 2017.

Twin Underground, North America. Newmont approved the development of the Twin Underground project in June 2017. The project is a portal mine beneath Twin Creek’s Vista surface mine with similar mineralization. First production is expected in the fourth quarter of 2017, with commercial production beginning in mid-2018. The expansion is expected to increase average gold production by between 30,000 and 40,000 ounces per year for the first five years beginning in 2018.

Quecher Main, South America. Quecher Main is a potential brownfield development within the existing footprint of Yanacocha that will add oxide production and serve as a bridge to development of Yanacocha’s considerable sulfide deposits. Quecher Main extends the life of the Yanacocha operation to 2025, with average annual gold production of about 200,000 ounces (on a consolidated basis) between 2020 and 2025. An investment decision is expected in the second half of 2017 with first production in 2019.

We manage our wider project portfolio to maintain flexibility to address the development risks associated with our projects including permitting, local community and government support, engineering and procurement availability, technical issues, escalating costs and other associated risks that could adversely impact the timing and costs of certain opportunities.

PART I—FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS.

NEWMONT MINING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited, in millions except per share)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Sales	$1,875	$1,669	$3,534	$3,131

Costs and expenses
Costs applicable to sales (1)	999	902	1,932	1,753
Depreciation and amortization	308	281	601	557
Reclamation and remediation (Note 5)	44	21	74	42
Exploration	51	38	87	68
Advanced projects, research and development	32	44	58	71
General and administrative	58	62	113	115
Other expense, net (Note 6)	14	15	31	33
	1,506	1,363	2,896	2,639
Other income (expense)
Other income, net (Note 7)	31	1	22	97
Interest expense, net	(64)	(66)	(131)	(140)
	(33)	(65)	(109)	(43)
Income (loss) before income and mining tax and other items	336	241	529	449
Income and mining tax benefit (expense) (Note 8)	(167)	(238)	(277)	(465)
Equity income (loss) of affiliates	(3)	(5)	(5)	(10)
Net income (loss) from continuing operations	166	(2)	247	(26)
Net income (loss) from discontinued operations (Note 3)	(15)	64	(38)	223
Net income (loss)	151	62	209	197
Net loss (income) attributable to noncontrolling interests
Continuing operations (Note 9)	26	16	14	28
Discontinued operations (Note 3)	—	(55)	—	(150)
	26	(39)	14	(122)
Net income (loss) attributable to Newmont stockholders	$177	$23	$223	$75

Net income (loss) attributable to Newmont stockholders:
Continuing operations	$192	$14	$261	$2
Discontinued operations	(15)	9	(38)	73
	$177	$23	$223	$75
Net income (loss) per common share (Note 10)
Basic:
Continuing operations	$0.36	$0.02	$0.49	$—
Discontinued operations	(0.03)	0.02	(0.07)	0.14
	$0.33	$0.04	$0.42	$0.14
Diluted:
Continuing operations	$0.36	$0.02	$0.49	$—
Discontinued operations	(0.03)	0.02	(0.07)	0.14
	$0.33	$0.04	$0.42	$0.14

Cash dividends declared per common share	$0.050	$0.025	$0.100	$0.050

(1)	Excludes Depreciation and amortization and Reclamation and remediation.

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

NEWMONT MINING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(unaudited, in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net income (loss)	$151	$62	$209	$197
Other comprehensive income (loss):
Change in marketable securities, net of $-, $-, $- and $- tax benefit (expense), respectively	(4)	21	(11)	(56)
Foreign currency translation adjustments	—	4	4	7
Change in pension and other post-retirement benefits, net of $(1), $-, $(5) and $(2), tax benefit (expense), respectively	3	4	9	7
Change in fair value of cash flow hedge instruments, net of $(3), $(7), $(7) and $(15) tax benefit (expense), respectively	5	16	14	35
Other comprehensive income (loss)	4	45	16	(7)
Comprehensive income (loss)	$155	$107	$225	$190

Comprehensive income (loss) attributable to:
Newmont stockholders	$181	$68	$239	$68
Noncontrolling interests	(26)	39	(14)	122
	$155	$107	$225	$190

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

NEWMONT MINING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in millions)

	Six Months Ended June 30,
	2017	2016
Operating activities:
Net income (loss)	$209	$197
Adjustments:
Depreciation and amortization	601	557
Stock-based compensation (Note 12)	35	37
Reclamation and remediation	70	40
Loss (income) from discontinued operations (Note 3)	38	(223)
Deferred income taxes	76	372
Gain on asset and investment sales, net	(16)	(104)
Other operating adjustments and inventory write-downs	150	180
Net change in operating assets and liabilities (Note 22)	(255)	(231)
Net cash provided by (used in) operating activities of continuing operations	908	825
Net cash provided by (used in) operating activities of discontinued operations (1)	(9)	478
Net cash provided by (used in) operating activities	899	1,303
Investing activities:
Additions to property, plant and mine development	(363)	(563)
Purchases of investments	(113)	(2)
Proceeds from sales of investments	19	184
Other	11	4
Net cash provided by (used in) investing activities of continuing operations	(446)	(377)
Net cash provided by (used in) investing activities of discontinued operations	—	(28)
Net cash provided by (used in) investing activities	(446)	(405)
Financing activities:
Distributions to noncontrolling interests	(80)	—
Dividends paid to common stockholders	(54)	(27)
Funding from noncontrolling interests	46	50
Payments for withholding of employee taxes related to stock-based compensation	(13)	(4)
Repayment of debt	(3)	(501)
Dividends paid to noncontrolling interests	—	(146)
Other	(3)	(1)
Net cash provided by (used in) financing activities of continuing operations	(107)	(629)
Net cash provided by (used in) financing activities of discontinued operations	—	(153)
Net cash provided by (used in) financing activities	(107)	(782)
Effect of exchange rate changes on cash	3	4
Net change in cash and cash equivalents	349	120
Less net cash provided by (used in) Batu Hijau discontinued operations	—	302
	349	(182)
Cash and cash equivalents at beginning of period	2,756	2,363
Cash and cash equivalents at end of period	$3,105	$2,181

(1)

Net cash provided by (used in) operating activities of discontinued operations includes $(3) related to closing costs for the sale of Batu Hijau that were paid in 2017 and $(6) and $(5) related to the Holt royalty obligation, all of which were paid out of cash and cash equivalents held for use for the six months ended June 30, 2017 and 2016, respectively. For additional information regarding our discontinued operations, including cash flows from Batu Hijau, see Note 3.

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

NEWMONT MINING CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited, in millions)

	At June 30,	At December 31,
	2017	2016
ASSETS
Cash and cash equivalents	$3,105	$2,756
Trade receivables	158	127
Other accounts receivables	179	216
Investments (Note 15)	61	56
Inventories (Note 16)	665	617
Stockpiles and ore on leach pads (Note 17)	821	763
Other current assets	109	142
Current assets	5,098	4,677
Property, plant and mine development, net	12,262	12,485
Investments (Note 15)	306	227
Stockpiles and ore on leach pads (Note 17)	1,781	1,864
Deferred income tax assets	1,245	1,331
Other non-current assets	450	447
Total assets	$21,142	$21,031

LIABILITIES
Debt (Note 18)	$577	$566
Accounts payable	304	320
Employee-related benefits	223	304
Income and mining taxes payable	127	153
Other current liabilities (Note 19)	341	407
Current liabilities	1,572	1,750
Debt (Note 18)	4,046	4,049
Reclamation and remediation liabilities (Note 5)	2,060	2,029
Deferred income tax liabilities	614	592
Employee-related benefits	434	411
Other non-current liabilities (Note 19)	376	326
Total liabilities	9,102	9,157

EQUITY
Common stock	853	849
Additional paid-in capital	9,508	9,490
Accumulated other comprehensive income (loss) (Note 21)	(318)	(334)
Retained earnings	885	716
Newmont stockholders' equity	10,928	10,721
Noncontrolling interests	1,112	1,153
Total equity	12,040	11,874
Total liabilities and equity	$21,142	$21,031

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

Recently Adopted Accounting Pronouncements

Inventory

In July 2015, Accounting Standard Update (“ASU”) No. 2015-11 was issued related to inventory, simplifying the subsequent measurement of inventories by replacing the lower of cost or market test with a lower of cost and net realizable value test. The update is effective in fiscal years, including interim periods, beginning after December 15, 2016. The Company records inventory at the lower of cost or net realizable value and the adoption of this guidance effective January 1, 2017, had no impact on the Consolidated Financial Statements or disclosures.

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

Stock-based compensation

In March 2016, ASU No. 2016-09 was issued related to stock-based compensation. The new guidance simplifies the accounting for stock-based compensation transactions, including income tax consequences, classification of awards as either equity or liabilities and classification of cash payments related to tax withholdings on behalf of employees on the Consolidated Statements of Cash Flows. This update is effective in fiscal years, including interim periods, beginning after December 15, 2016. The Company adopted this guidance as of January 1, 2017, and reclassified $(4) from Net cash provided by (used in) operating activities of continuing operations to Net cash provided by (used in) financing activities of continuing operations for the six months ended June 30, 2016. Adoption of this guidance had no other impact on the Consolidated Financial Statements or disclosures.

Business Combinations

In January 2017, ASU No. 2017-01 was issued clarifying the definition of a business and providing additional guidance for determining whether transactions should be accounted for as acquisitions of assets or businesses. This update is effective in fiscal years, including interim periods, beginning after December 15, 2017, and early adoption is permitted. The new guidance is required to be applied on a prospective basis. Adoption of this guidance, effective April 1, 2017, had no impact on the Consolidated Financial Statements or disclosures.

Goodwill

In January 2017, ASU No. 2017-04 was issued, which removes step two from the goodwill impairment test. As a result, an entity should perform its annual goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. This update is effective in fiscal years, including interim periods, beginning after December 15, 2019, and early adoption is permitted. Adoption of this guidance, effective April 1, 2017, had no impact on the Consolidated Financial Statements or disclosures.

Recently Issued Accounting Pronouncements

Revenue recognition

In May 2014, ASU No. 2014-09 was issued related to revenue from contracts with customers. This ASU was further amended in August 2015, March 2016, April 2016, May 2016 and December 2016 by ASU No. 2015-14, No. 2016-08, No. 2016-10, No. 2016-12 and No. 2016-20, respectively. The new guidance provides a five-step approach to be applied to all contracts with customers and also requires expanded disclosures about revenue recognition. In August 2015, the effective date was deferred to reporting periods, including interim periods, beginning after December 15, 2017, and will be applied retrospectively.

The Company has performed an assessment of the revised guidance and the impacts on the Company’s Consolidated Financial Statements and disclosures. The Company has completed the review of all contracts and determined that the adoption of this guidance will primarily impact the timing of revenue recognition on certain concentrate contracts based on the Company’s determination of when control is transferred. Currently, revenue is recognized for these contracts based on varying contractual terms indicating when risk of loss and title have transferred to the buyer. Upon adoption, revenue related to concentrate sales will typically be recognized upon completion of loading the material for shipment to the customer and satisfaction of the Company’s significant performance obligations. The Company is finalizing the assessment and quantifying the impacts of changes on certain concentrate contracts.

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

The Company furthered its evaluation of variable consideration for concentrate sales related to the variable nature of the price and metal quantity. Based on our current analysis, the estimate of revenue recognized for concentrates will remain unchanged as sales will initially be recorded on a provisional basis based on the forward prices for the estimated month of settlement and the Company’s estimated metal quantities delivered based on weighing and assay data. The Company believes changes in the underlying weight and metal content are not significant to the sale as a whole and therefore do not preclude the recognition of revenue upon transfer of control.

Additionally, the Company completed its evaluation of the impacts of insurance and refining fee classification. Newmont has determined that insurance on the transportation of goods is not considered a separate performance obligation. Newmont has also determined that revenue will be recognized, net of treatment and refining charges when these payments are to customers. When these payments are to third parties, the charges will be recognized within Costs applicable to sales. This classification remains unchanged from current practice.

The Company will adopt the new guidance effective January 1, 2018. The guidance may be applied retrospectively for all periods presented or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application. The Company currently anticipates adopting the guidance retrospectively with the cumulative effect of initially applying the amended guidance recognized at January 1, 2018. Results for reporting periods beginning after January 1, 2018, will be presented in the Consolidated Financial Statements under the new guidance, while prior period amounts will not be adjusted and continue to be reported under the guidance in effect for those periods. In the related disclosures, results for reporting periods beginning after January 1, 2018, will be presented under prior guidance along with prior period amounts for comparative purposes.

Investments

In January 2016, ASU No. 2016-01 was issued related to financial instruments. The new guidance requires entities to measure equity investments that do not result in consolidation and are not accounted for under the equity method at fair value and recognize any changes in fair value in net income. This new guidance also updates certain disclosure requirements for these investments. This update is effective in fiscal years, including interim periods, beginning after December 15, 2017, and upon adoption, an entity should apply the amendments by means of a cumulative-effect adjustment to the balance sheet at the beginning of the first reporting period in which the guidance is effective. Early adoption is not permitted. The Company expects the updated guidance to result in a significant reclassification of unrealized gains and losses on equity investments from Accumulated other comprehensive income (loss) to Retained earnings in the Consolidated Balance Sheets upon adoption.

Leases

In February 2016, ASU No. 2016-02 was issued related to leases. The new guidance modifies the classification criteria and requires lessees to recognize the assets and liabilities arising from most leases on the balance sheet. The Company expects to begin assessment of the new guidance during the second half of 2017 with impact analysis performed in 2018. The Company is currently evaluating this guidance and the impact it will have on the Consolidated Financial Statements and disclosures. This update is effective in fiscal years, including interim periods, beginning after December 15, 2018, and early adoption is permitted. The Company anticipates adopting the new guidance effective January 1, 2019.

Statement of Cash Flows

In August 2016, ASU No. 2016-15 was issued related to the statement of cash flows. This new guidance addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. This update is effective in fiscal

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

years, including interim periods, beginning after December 15, 2017, and early adoption is permitted. The Company is currently evaluating this guidance and the impact it will have on the Consolidated Financial Statements and disclosures. The Company anticipates adopting the new guidance effective January 1, 2018.

Intra-Entity Transfers

In October 2016, ASU No. 2016-16 was issued related to the intra-entity transfers of assets other than inventory. This new guidance requires entities to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. This update is effective in fiscal years, including interim periods, beginning after December 15, 2017, and early adoption is permitted. The Company is currently evaluating this guidance and the impact it will have on the Consolidated Financial Statements and disclosures. The Company anticipates adopting the new guidance effective January 1, 2018.

Restricted Cash

In November 2016, ASU No. 2016-18 was issued related to the inclusion of restricted cash in the statement of cash flows. This new guidance requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents and amounts generally described as restricted cash or restricted cash equivalents. This update is effective in fiscal years, including interim periods, beginning after December 15, 2017, and early adoption is permitted. The adoption of this guidance will result in the inclusion of the restricted cash balances within the overall cash balance and removal of the changes in restricted cash activity, which is currently recognized in Other within financing activities, on the Consolidated Statements of Cash Flows. Furthermore, the Company will be required to reconcile Cash and cash equivalents and restricted cash reported within the Consolidated Balance Sheets to the total shown in the Consolidated Statements of Cash Flows. The Company anticipates adopting this new guidance effective January 1, 2018, and does not expect it to have a material impact on the Consolidated Financial Statements or disclosures.

Employee Benefits

In March 2017, ASU No. 2017-07 was issued related to the presentation of net periodic pension and postretirement cost. The new guidance requires the service cost component of net benefit costs be classified similar to other compensation costs arising from services rendered by employees. Other components of net benefit costs are required to be classified separately from the service cost and outside income from operations. This update is effective in fiscal years, including interim periods, beginning after December 15, 2017. The Company anticipates adopting this new guidance effective January 1, 2018. The adoption of this guidance will result in the recognition of other components of net benefit costs within Other income, net rather than Costs and expenses and will no longer be included in costs that benefit the inventory/production process. The adoption of this guidance is not expected to have a material impact on the Consolidated Financial Statements or disclosures.

 NOTE 3     DISCONTINUED OPERATIONS

The details of our Net income (loss) from discontinued operations are set forth below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Holt royalty obligation	$(15)	$(27)	$(38)	$(53)
Batu Hijau operations	—	91	—	276
Net income (loss) from discontinued operations	$(15)	$64	$(38)	$223

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

Net income (loss) from discontinued operations in the Condensed Consolidated Statements of Operations that relates to Batu Hijau consists of the following:

	Three Months Ended	Six Months Ended
	June 30, 2016	June 30, 2016
Sales	$369	$939

Costs and expenses
Costs applicable to sales (1)	157	387
Depreciation and amortization	33	79
Reclamation and remediation	5	9
Advanced projects, research and development	—	1
General and administrative	2	6
Other expense (income), net	5	3
	202	485
Interest expense, net	(5)	(10)
Income (loss) before income and mining tax and other items	162	444
Income and mining tax benefit (expense)	(71)	(168)
Net income (loss) from discontinued operations	91	276
Net loss (income) attributable to noncontrolling interests	(55)	(150)
Net income (loss) from discontinued operations attributable to Newmont stockholders	$36	$126

(1)	Excludes Depreciation and amortization and Reclamation and remediation.

The consolidated statements of comprehensive income (loss) were not impacted by discontinued operations as PTNNT did not have any other comprehensive income (loss).

Cash flows from Batu Hijau consist of the following:

Six Months Ended
June 30, 2016
Net cash provided by (used in) operating activities	$483
Net cash provided by (used in) investing activities	(28)
Net cash provided by (used in) financing activities	(153)
Net cash provided by (used in) Batu Hijau discontinued operations	$302

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

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

At June 30, 2017 and December 31, 2016, the estimated fair value of the Holt royalty obligation was $240 and $187, respectively. Changes to the estimated fair value resulting from periodic revaluations are recorded to Net income (loss) from discontinued operations. During the three and six months ended June 30, 2017, the Company recorded a gain (loss) of $(15) and $(38), net of a tax benefit (expense) of $8 and $21, respectively. During the three and six months ended June 30, 2016, the Company recorded a gain (loss) of $(27) and $(53), net of tax benefit (expense) of $12 and $23, respectively.

During the six months ended June 30, 2017 and 2016, the Company paid $6 and $5, respectively, related to the Holt royalty obligation. Refer to Note 13 for additional information on the Holt royalty obligation.

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

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

Unless otherwise noted, the Company presents only the reportable segments of our continuing operations in the tables below. The financial information relating to the Company’s segments is as follows:

				Advanced	Income (Loss)
		Costs	Depreciation	Projects, Research	before Income
		Applicable	and	and Development	and Mining Tax	Capital
	Sales	to Sales	Amortization	and Exploration	and Other Items	Expenditures(1)
Three Months Ended June 30, 2017
Carlin	$279	$170	$46	$5	$55	$48
Phoenix:
Gold	67	46	12
Copper	24	16	4
Total Phoenix	91	62	16	3	9	4
Twin Creeks	156	61	17	2	72	9
Long Canyon	57	13	18	5	21	3
CC&V	166	74	33	3	53	4
Other North America	—	—	1	4	(5)	1
North America	749	380	131	22	205	69

Yanacocha	149	134	34	8	(60)	9
Merian	150	64	26	4	54	22
Other South America	—	—	3	9	(16)	—
South America	299	198	63	21	(22)	31

Boddington:
Gold	262	147	29
Copper	52	28	6
Total Boddington	314	175	35	1	96	14
Tanami	123	58	15	6	55	28
Kalgoorlie	113	55	5	1	52	4
Other Australia	—	—	1	2	(5)	2
Australia	550	288	56	10	198	48

Ahafo	112	60	15	10	25	36
Akyem	165	73	40	5	45	6
Other Africa	—	—	—	1	(4)	—
Africa	277	133	55	16	66	42

Corporate and Other	—	—	3	14	(111)	2
Consolidated	$1,875	$999	$308	$83	$336	$192

(1)	Includes an increase in accrued capital expenditures of $9; consolidated capital expenditures on a cash basis were $183.

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

				Advanced	Income (Loss)
		Costs	Depreciation	Projects, Research	before Income
		Applicable	and	and Development	and Mining Tax	Capital
	Sales	to Sales	Amortization	and Exploration	and Other Items	Expenditures(1)
Three Months Ended June 30, 2016
Carlin	$256	$184	$43	$4	$22	$43
Phoenix:
Gold	62	39	12
Copper	22	22	7
Total Phoenix	84	61	19	1	3	3
Twin Creeks	144	58	13	2	70	14
Long Canyon	—	—	—	7	(7)	37
CC&V	144	58	28	1	55	15
Other North America	—	—	—	5	(6)	2
North America	628	361	103	20	137	114

Yanacocha	194	120	59	11	(19)	24
Merian	—	—	—	11	(10)	60
Other South America	—	—	4	10	(14)	—
South America	194	120	63	32	(43)	84

Boddington:
Gold	250	141	29
Copper	35	33	6
Total Boddington	285	174	35	—	75	12
Tanami	179	64	23	3	89	33
Kalgoorlie	122	67	4	2	49	5
Other Australia	—	—	2	2	(10)	—
Australia	586	305	64	7	203	50

Ahafo	115	60	17	7	30	22
Akyem	146	56	32	3	55	3
Other Africa	—	—	—	—	(2)	—
Africa	261	116	49	10	83	25

Corporate and Other	—	—	2	13	(139)	2
Consolidated	$1,669	$902	$281	$82	$241	$275

(1)	Includes a decrease in accrued capital expenditures of $8; consolidated capital expenditures on a cash basis were $283.

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

				Advanced	Income (Loss)
		Costs	Depreciation	Projects, Research	before Income
		Applicable	and	and Development	and Mining Tax	Capital
	Sales	to Sales	Amortization	and Exploration	and Other Items	Expenditures(1)
Six Months Ended June 30, 2017
Carlin	$532	$363	$96	$8	$60	$96
Phoenix:
Gold	120	89	23
Copper	50	34	9
Total Phoenix	170	123	32	4	7	10
Twin Creeks	249	108	30	4	103	17
Long Canyon	96	25	31	10	30	7
CC&V	312	144	62	7	96	8
Other North America	—	—	1	7	(10)	3
North America	1,359	763	252	40	286	141

Yanacocha	328	253	70	12	(52)	20
Merian	283	112	47	8	114	38
Other South America	—	—	7	19	(35)	—
South America	611	365	124	39	27	58

Boddington:
Gold	490	269	55
Copper	97	49	10
Total Boddington	587	318	65	1	182	29
Tanami	215	108	31	9	75	52
Kalgoorlie	217	107	9	3	95	8
Other Australia	—	—	3	3	(20)	3
Australia	1,019	533	108	16	332	92

Ahafo	226	136	38	16	34	53
Akyem	319	135	74	6	100	12
Other Africa	—	—	—	2	(5)	—
Africa	545	271	112	24	129	65

Corporate and Other	—	—	5	26	(245)	4
Consolidated	$3,534	$1,932	$601	$145	$529	$360

(1)	Includes a decrease in accrued capital expenditures of $3; consolidated capital expenditures on a cash basis were $363.

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

				Advanced	Income (Loss)
		Costs	Depreciation	Projects, Research	before Income
		Applicable	and	and Development	and Mining Tax	Capital
	Sales	to Sales	Amortization	and Exploration	and Other Items	Expenditures(1)
Six Months Ended June 30, 2016
Carlin	$502	$373	$92	$7	$24	$79
Phoenix:
Gold	126	88	27
Copper	43	44	12
Total Phoenix	169	132	39	1	(8)	7
Twin Creeks	303	118	26	4	153	20
Long Canyon	—	—	—	13	(13)	73
CC&V	209	91	46	4	65	36
Other North America	—	—	—	6	(9)	2
North America	1,183	714	203	35	212	217

Yanacocha	405	248	128	20	(30)	38
Merian	—	—	1	14	(14)	142
Other South America	—	—	7	16	(25)	—
South America	405	248	136	50	(69)	180

Boddington:
Gold	454	252	52
Copper	65	56	11
Total Boddington	519	308	63	—	139	23
Tanami	299	123	42	6	127	57
Kalgoorlie	228	132	9	3	82	8
Other Australia	—	—	6	3	(15)	—
Australia	1,046	563	120	12	333	88

Ahafo	216	117	32	12	50	39
Akyem	281	111	61	4	102	10
Other Africa	—	—	—	1	(4)	—
Africa	497	228	93	17	148	49

Corporate and Other	—	—	5	25	(175)	4
Consolidated	$3,131	$1,753	$557	$139	$449	$538

(1)	Includes a decrease in accrued capital expenditures of $25; consolidated capital expenditures on a cash basis were $563.

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

The Company’s Reclamation and remediation expense consisted of:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Reclamation	$15	$—	$15	$—
Reclamation accretion	25	19	50	38
	40	19	65	38

Remediation	2	1	6	2
Remediation accretion	2	1	3	2
	4	2	9	4
	$44	$21	$74	$42

Reclamation expense increased by $21 and $27 during the three and six months ended June 30, 2017, respectively, compared to the same periods in 2016, primarily due to updated reclamation liability assumptions at Yanacocha regarding water treatment costs on non-operating leach pads and higher reclamation accretion from an increase in Reclamation and remediation liabilities associated with revisions to Yanacocha’s long-term mining and closure plans in December 2016.

The following are reconciliations of Reclamation and remediation liabilities:

	2017	2016
Reclamation balance at January 1,	$1,792	$1,300
Additions, changes in estimates and other	15	2
Payments and other	(11)	(6)
Accretion expense	50	38
Reclamation balance at June 30,	$1,846	$1,334

	2017	2016
Remediation balance at January 1,	$298	$318
Additions, changes in estimates and other	3	1
Payments and other	(21)	(10)
Accretion expense	3	2
Remediation balance at June 30,	$283	$311

The current portion of reclamation liabilities was $37 and $28 at June 30, 2017 and December 31, 2016, respectively, and was included in Other current liabilities. The current portion of remediation liabilities was $32 and $33 at June 30, 2017 and December 31, 2016, respectively, and was included in Other current liabilities. At June 30, 2017 and December 31, 2016, $1,846 and $1,792, respectively, were accrued for reclamation obligations relating to operating properties. In addition, the Company is involved in several matters concerning environmental remediation obligations associated with former, primarily historic, mining activities. Generally, these matters concern developing and implementing remediation plans at the various sites involved. At June 30, 2017 and December 31, 2016, $283 and $298, respectively, were accrued for such environmental remediation obligations.

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

Non-current restricted assets held for purposes of settling reclamation and remediation obligations were $65 and $66 at June 30, 2017 and December 31, 2016, respectively. Of the amounts at June 30, 2017, $43 was related to the Midnite Mine in Washington State, $14 was related to the Ahafo and Akyem mines in Ghana, Africa and $8 was related to the Con mine in Yellowknife, NWT, Canada. Of the amount at December 31, 2016, $43 was related to the Midnite Mine, $14 was related to the Ahafo and Akyem mines and $9 was related to the Con mine.

Included in Investments at June 30, 2017 and December 31, 2016, was $21 and $20, respectively, of non-current equity securities, which are legally pledged for purposes of settling reclamation and remediation obligations related to the San Jose Reservoir in Yanacocha and for various locations in North America.

Refer to Note 24 for further discussion of reclamation and remediation matters.

NOTE 6     OTHER EXPENSE, NET

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Restructuring and other	$1	$6	$8	$19
Acquisition costs	3	2	5	2
Impairment of long-lived assets	—	4	3	4
Other	10	3	15	8
	$14	$15	$31	$33

NOTE 7     OTHER INCOME, NET

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Foreign currency exchange, net	$(4)	$(4)	$(21)	$(20)
Gain on asset and investment sales, net	14	—	16	104
Tanami insurance proceeds	13	—	13	—
Other	8	5	14	13
	$31	$1	$22	$97

In March 2016, the Company sold its investment in Regis Resources Ltd. (“Regis”) for $184, resulting in a pre-tax gain of $103. The cost of the investment sold was determined using the specific identification method.

In June 2017, the Company exchanged its interest in the Fort á la Corne joint venture for equity ownership in Shore Gold Inc. (“Shore Gold”), resulting in a pre-tax gain of $15. For additional information regarding this transaction, see Note 15.

In June 2017, the Company recorded business interruption insurance proceeds of $13 associated with the heavy rainfall at Tanami during the first quarter of 2017.

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

NOTE 8     INCOME AND MINING TAXES

The Company’s Income and mining tax expense (benefit) differed from the amounts computed by applying the U.S. statutory corporate income tax rate for the following reasons:

	Three Months Ended June 30,				Six Months Ended June 30,
	2017		2016		2017		2016
Income (loss) before income and mining tax and other items		$336		$241		$529		$449

Tax at statutory rate	35%	$118	35%	$84	35%	$185	35%	$157
Reconciling items:
Percentage depletion	(13)	(42)	45	109	(14)	(74)	(4)	(17)
Change in valuation allowance on deferred tax assets	21	72	42	101	26	139	74	333
Mining and other taxes	5	16	(20)	(47)	7	35	5	24
Tax impact on sale of assets	(1)	(5)	—	—	(1)	(5)	(7)	(35)
Other	3	8	(3)	(9)	(1)	(3)	1	3
Income and mining tax expense	50%	$167	99%	$238	52%	$277	104%	$465

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

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

NOTE 9     NET INCOME (LOSS) ATTRIBUTABLE TO NONCONTROLLING INTERESTS FROM CONTINUING OPERATIONS

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Yanacocha	$(38)	$(13)	$(39)	$(24)
Merian	12	(3)	26	(4)
Other	—	—	(1)	—
	$(26)	$(16)	$(14)	$(28)

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

The following summarizes the assets and liabilities of Merian (including noncontrolling interests).

	At June 30,	At December 31,
	2017	2016
Current assets:
Cash and cash equivalents	$20	$50
Inventories	64	57
Stockpiles and ore on leach pads	7	23
Other current assets (1)	35	37
	126	167
Non-current assets:
Property, plant and mine development, net	741	746
Other non-current assets (2)	23	8
Total assets	$890	$921

Current liabilities:
Other current liabilities (3)	$38	$43
	38	43
Non-current liabilities:
Reclamation and remediation liabilities	12	11
Total liabilities	$50	$54

(1)	Other current assets include other accounts receivables, prepaid assets and other current assets.
(2)	Other non-current assets include intangibles, stockpiles and ore on leach pads.
(3)	Other current liabilities include accounts payable, employee-related benefits and other current liabilities.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Net income (loss) attributable to Newmont stockholders:
Continuing operations	$192	$14	$261	$2
Discontinued operations	(15)	9	(38)	73
	$177	$23	$223	$75

Weighted average common shares (millions):
Basic	533	531	533	530
Effect of employee stock-based awards	2	2	1	2
Diluted	535	533	534	532

Net income (loss) per common share attributable to Newmont stockholders:
Basic:
Continuing operations	$0.36	$0.02	$0.49	$—
Discontinued operations	(0.03)	0.02	(0.07)	0.14
	$0.33	$0.04	$0.42	$0.14
Diluted:
Continuing operations	$0.36	$0.02	$0.49	$—
Discontinued operations	(0.03)	0.02	(0.07)	0.14
	$0.33	$0.04	$0.42	$0.14

Employee stock options to purchase 1 million and 2 million shares of common stock at weighted average exercise prices of $51.85 and $51.00 were outstanding at June 30, 2017 and 2016, respectively, but were not included in the computation of diluted weighted average common shares because their exercise prices exceeded the average price of the Company’s common stock for the respective periods presented.

NOTE 11    EMPLOYEE PENSION AND OTHER BENEFIT PLANS

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Pension benefit costs, net:
Service cost	$8	$8	$15	$15
Interest cost	11	12	22	23
Expected return on plan assets	(16)	(15)	(31)	(29)
Amortization, net	7	6	14	12
Settlements	—	—	4	—
	$10	$11	$24	$21

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Other benefit costs, net:
Service cost	$1	$1	$1	$1
Interest cost	1	1	2	2
Amortization, net	(3)	(2)	(4)	(3)
	$(1)	$—	$(1)	$—

NOTE 12    STOCK-BASED COMPENSATION

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Stock-based compensation:
Performance leveraged stock units	$9	$11	$17	$19
Restricted stock units	10	9	17	15
Strategic stock units	—	1	1	3
	$19	$21	$35	$37

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

	Fair Value at June 30, 2017
	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$3,105	$3,105	$—	$—
Restricted assets	68	68	—	—
Marketable equity securities:
Extractive industries	174	174	—	—
Other	22	22	—	—
Trade receivable from provisional copper and gold concentrate sales, net	151	151	—	—
Batu Hijau contingent consideration	13	—	—	13
	$3,533	$3,520	$—	$13
Liabilities:
Debt (1)	$5,159	$—	$5,159	$—
Derivative instruments, net:
Foreign exchange forward contracts	8	—	8	—
Diesel forward contracts	3	—	3	—
Boddington contingent consideration	13	—	—	13
Holt royalty obligation	240	—	—	240
	$5,423	$—	$5,170	$253

	Fair Value at December 31, 2016
	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$2,756	$2,756	$—	$—
Restricted assets	68	68	—	—
Marketable equity securities:
Extractive industries	60	60	—	—
Other	16	16	—	—
Marketable debt securities:
Asset backed commercial paper	18	—	—	18
Trade receivable from provisional copper and gold concentrate sales, net	113	113	—	—
Batu Hijau contingent consideration	13	—	—	13
	$3,044	$3,013	$—	$31
Liabilities:
Debt (1)	$4,882	$—	$4,882	$—
Derivative instruments, net:
Foreign exchange forward contracts	24	—	24	—
Boddington contingent consideration	14	—	—	14
Holt royalty obligation	187	—	—	187
	$5,107	$—	$4,906	$201

(1)

Debt, exclusive of capital leases, is carried at amortized cost. The outstanding carrying value was $4,608 and $4,599 at June 30, 2017 and December 31, 2016, respectively. The fair value measurement of debt was based on an independent third party pricing source.

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

The Company’s restricted assets, which include cash and cash equivalents and marketable securities, are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices. Restricted assets that are valued based on quoted market prices in active markets are primarily money market securities and U.S. Treasury securities.

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

The estimated value of the Boddington contingent royalty was determined using (i) a discounted cash flow model, (ii) a Monte Carlo valuation model to simulate future gold and copper prices, using the Company’s long-term gold and copper prices, and (iii) a Monte Carlo valuation model to simulate costs applicable to sales using the Company’s Australian to U.S. dollar exchange rate. This contingent royalty is capped at $100, of which $84 has been paid to date. The contingent royalty is classified within Level 3 of the fair value hierarchy.

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

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

The following tables set forth a summary of the quantitative and qualitative information related to the unobservable inputs used in the calculation of the Company’s Level 3 financial assets and liabilities at June 30, 2017 and December 31, 2016:

	At June 30,			Range/Weighted
Description	2017	Valuation technique	Unobservable input	average
Batu Hijau contingent consideration	$13	Monte Carlo	Discount rate	17.10%
			Short-term copper price	$2.57
			Long-term copper price	$3.00
Boddington contingent consideration	$13	Monte Carlo	Discount rate	2.97%
			Short-term gold price	$1,257
			Long-term gold price	$1,300
			Short-term copper price	$2.57
			Long-term copper price	$3.00
			Long-term Australian to U.S. dollar exchange rate	$0.80
Holt royalty obligation	$240	Monte Carlo	Discount rate	3.01%
			Short-term gold price	$1,257
			Long-term gold price	$1,300
			Gold production scenarios (in 000's of ounces)	438 - 1,814

	At December 31,			Range/Weighted
Description	2016	Valuation technique	Unobservable input	average
Asset backed commercial paper	$18	Risk-adjusted indicative price	Recoverability rate	97%
Batu Hijau contingent consideration	$13	Monte Carlo	Discount rate	17.10%
			Short-term copper price	$2.39
			Long-term copper price	$3.00
Boddington contingent consideration	$14	Monte Carlo	Discount rate	3.36%
			Short-term gold price	$1,221
			Long-term gold price	$1,300
			Short-term copper price	$2.39
			Long-term copper price	$3.00
			Long-term Australian to U.S. dollar exchange rate	$0.80
Holt royalty obligation	$187	Monte Carlo	Discount rate	3.36%
			Short-term gold price	$1,221
			Long-term gold price	$1,300
			Gold production scenarios (in 000's of ounces)	332 - 1,570

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

The following tables set forth a summary of changes in the fair value of the Company’s Level 3 financial assets and liabilities:

	Asset
	Backed	Batu Hijau		Boddington	Holt
	Commercial	Contingent	Total	Contingent	Royalty	Total
	Paper (1)	Consideration (2)	Assets	Consideration (3)	Obligation (2)	Liabilities
Fair value at December 31, 2016	$18	$13	$31	$14	$187	$201
Settlements	(18)	—	(18)	(6)	(6)	(12)
Revaluation	—	—	—	5	59	64
Fair value at June 30, 2017	$—	$13	$13	$13	$240	$253

		Asset
	Auction	Backed		Boddington	Holt
	Rate	Commercial	Total	Contingent	Royalty	Total
	Securities (1)	Paper (1)	Assets	Consideration (3)	Obligation (2)	Liabilities
Fair value at December 31, 2015	$7	$18	$25	$10	$129	$139
Settlements	—	—	—	—	(5)	(5)
Revaluation	—	2	2	2	76	78
Fair value at June 30, 2016	$7	$20	$27	$12	$200	$212

(1)	The gain (loss) recognized is included in Other comprehensive income (loss).
(2)	The gain (loss) recognized is included in Net income (loss) from discontinued operations.
(3)	The gain (loss) recognized is included in Other expense, net.

.

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

Foreign Currency Contracts

The Company had the following foreign currency derivative contracts in Australia outstanding at June 30, 2017:

	Expected Maturity Date
	2017	2018	Total/Average
A$ Operating Fixed Forward Contracts:
A$ notional (millions)	46	6	52
Average rate ($/A$)	0.93	0.92	0.93
Expected hedge ratio	7%	4%

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

Newmont utilizes foreign currency contracts to reduce the variability of the U.S. dollar amount of forecasted foreign currency expenditures caused by changes in exchange rates. The A$ hedges run through the first quarter of 2018.

Diesel Fixed Forward Contracts

The Company had the following diesel derivative contracts in Nevada, within North America, outstanding at June 30, 2017:

	Expected Maturity Date
	2017	2018	Total/Average
Diesel Fixed Forward Contracts:
Diesel gallons (millions)	12	9	21
Average rate ($/gallon)	1.58	1.60	1.59
Expected hedge ratio	54%	22%

Newmont hedges a portion of its operating cost exposure related to diesel consumed at its Nevada operations to reduce the variability in diesel prices. The hedging instruments consist of a series of financially settled fixed forward contracts, which run through the fourth quarter of 2018.

Derivative Instrument Fair Values

The Company had the following derivative instruments designated as hedges at June 30, 2017 and December 31, 2016:

	Fair Values of Derivative Instruments
	At June 30, 2017
	Other	Other	Other	Other
	Current	Non-current	Current	Non-current
	Assets	Assets	Liabilities	Liabilities
Foreign currency exchange contracts:
A$ operating fixed forwards	$—	$—	$8	$—
Diesel fixed forwards	—	—	3	—
Total derivative instruments	$—	$—	$11	$—

	Fair Values of Derivative Instruments
	At December 31, 2016
	Other	Other	Other	Other
	Current	Non-current	Current	Non-current
	Assets	Assets	Liabilities	Liabilities
Foreign currency exchange contracts:
A$ operating fixed forwards	$—	$—	$23	$1
Diesel fixed forwards	4	—	4	—
Total derivative instruments	$4	$—	$27	$1

As of June 30, 2017 and December 31, 2016, all hedging instruments held by the Company were subject to enforceable master netting arrangements held by various financial institutions. In general, the terms of the Company’s agreements provide for offsetting of amounts payable or receivable between it and the counterparty, at the election of both parties, for transactions that occur on the same date and in the same currency. The Company’s agreements also provide that in the event of an early termination, the counterparties have the right to offset amounts owed or owing under that and any other agreement with the same counterparty. The Company’s accounting policy is to not offset these

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

positions in its accompanying balance sheets. As of June 30, 2017 and December 31, 2016, the potential effect of netting derivative assets against liabilities due to the master netting agreement was not significant.

The following tables show the location and amount of gains (losses) reported in the Company’s Condensed Consolidated Financial Statements related to the Company’s hedges.

	Foreign Currency		Diesel Fixed		Interest
	Exchange Contracts		Forward Contracts		Rate Contracts
	2017	2016	2017	2016	2017	2016
For the three months ended June 30,
Cash flow hedging relationships:
Gain (loss) recognized in Other comprehensive income (loss) (effective portion)	$—	$(3)	$(3)	$7	$—	$—
Gain (loss) reclassified from Accumulated other comprehensive income (loss) into income (loss) (effective portion) (1)	$(7)	$(10)	$(1)	$(5)	$(3)	$(5)
Gain (loss) reclassified from Accumulated other comprehensive income (loss) into income (loss) (ineffective portion) (2)	$—	$—	$—	$1	$—	$—
For the six months ended June 30,
Cash flow hedging relationships:
Gain (loss) recognized in Other comprehensive income (loss) (effective portion)	$4	$4	$(6)	$5	$—	$—
Gain (loss) reclassified from Accumulated other comprehensive income (loss) into income (loss) (effective portion) (1)	$(15)	$(20)	$(3)	$(14)	$(5)	$(8)
Gain (loss) reclassified from Accumulated other comprehensive income (loss) into income (loss) (ineffective portion) (2)	$—	$—	$—	$1	$—	$—

(1)	The gain (loss) recognized for the effective portion of cash flow hedges is included in Costs applicable to sales and Interest expense, net.
(2)	The ineffective portion recognized for cash flow hedges is included in Other income, net.

Based on fair values at June 30, 2017, the amount to be reclassified from Accumulated other comprehensive income (loss), net of tax, to income for derivative instruments during the next 12 months is a loss of approximately $16.

Batu Hijau Contingent Consideration

Consideration received by the Company in conjunction with the sale of PTNNT included the Contingent Payment and the Elang Development deferred payment deeds, which were determined to be financial instruments that met the definition of a derivative, but do not qualify for hedge accounting, under ASC 815. See Note 13 for additional information. Contingent consideration of $13 was included in Other non-current assets in the Company's Consolidated Balance Sheets as of June 30, 2017 and December 31, 2016. There was no change in the value of the contingent consideration during the three or six months ended June 30, 2017.

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

At June 30, 2017, Newmont had gold and copper sales of 92,000 ounces and 24 million pounds priced at an average of $1,244 per ounce and $2.68 per pound, respectively, subject to final pricing over the next several months.

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

NOTE 15    INVESTMENTS

	At June 30, 2017
	Cost/Equity	Unrealized		Fair/Equity
	Basis	Gain	Loss	Basis
Current:
Marketable equity securities	$48	$19	$(6)	$61

Non-current:
Marketable equity securities:
Continental Gold Inc.	$109	$1	$—	$110
Other marketable equity securities	23	3	(1)	25
	132	4	(1)	135

Other investments, at cost	7	—	—	7

Equity method investments:
TMAC Resources Inc. (28.80%)	104	—	—	104
Minera La Zanja S.R.L. (46.94%)	54	—	—	54
Euronimba Ltd. (43.50%)	6	—	—	6
	164	—	—	164
	$303	$4	$(1)	$306

	At December 31, 2016
	Cost/Equity	Unrealized		Fair/Equity
	Basis	Gain	Loss	Basis
Current:
Marketable equity securities	$33	$27	$(4)	$56

Non-current:
Marketable debt securities:
Asset backed commercial paper	$16	$2	$—	$18

Marketable equity securities	18	2	—	20
Other investments, at cost	6	—	—	6

Equity method investments:
TMAC Resources Inc. (29.00%)	108	—	—	108
Minera La Zanja S.R.L. (46.94%)	71	—	—	71
Euronimba Ltd. (43.50%)	4	—	—	4
	183	—	—	183
	$223	$4	$—	$227

In June 2017, Newmont exchanged its 31% interest in the Fort á la Corne joint venture in consideration for 54 million common shares and 1 million common share warrants in Shore Gold, valued at $15. Following the transaction, Newmont held a 19.9% equity ownership in Shore Gold. This investment has been classified as current.

In May 2017, Newmont purchased 37 million common shares of Continental Gold Inc. (“Continental”) at C$4.00 per share. Continental is developing the high-grade Buriticá gold project in Colombia. Total consideration paid by Newmont was $109 for a 19.9% equity ownership in Continental.

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

In April 2017, Newmont purchased 13 million units (one common share and one warrant per unit) of Goldstrike Resources Ltd. (“Goldstrike”) at a price of C$0.47 per share for $4. The investment secures rights to explore and develop the Plateau property located in a highly prospective mineralized trend in Canada’s Yukon Territory with Goldstrike, with the ability to earn additional ownership in the project through exploration investment. This investment has been classified as non-current.

In January 2017, the Company’s remaining asset backed commercial paper was called at par resulting in no realized gain or loss.

There were no investment impairments for other-than-temporary declines in value or significant changes in fair value on those available-for-sale securities previously impaired during the three and six months ended June 30, 2017. During the three and six months ended June 30, 2016, the Company recognized no investment impairments for other-than-temporary declines in value. During the three months ended June 30, 2016, there was a $17 increase in the fair value of available-for-sale securities previously impaired, primarily due to an $11 increase in Gabriel Resources Ltd. and a $3 increase in Pilot Gold. During the six months ended June 30, 2016, there was a $60 decrease in the fair value of available-for-sale securities previously impaired, primarily due to an $83 decrease in Regis, which was sold in March 2016.

NOTE 16    INVENTORIES

	At June 30,	At December 31,
	2017	2016
Materials and supplies	$410	$391
In-process	139	130
Concentrate and copper cathode	83	67
Precious metals	33	29
	$665	$617

NOTE 17    STOCKPILES AND ORE ON LEACH PADS

	At June 30,	At December 31,
	2017	2016
Current:
Stockpiles	$409	$393
Ore on leach pads	412	370
	$821	$763
Non-current:
Stockpiles	$1,454	$1,506
Ore on leach pads	327	358
	$1,781	$1,864

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

	At June 30,	At December 31,
	2017	2016
Stockpiles and ore on leach pads:
Carlin	$463	$421
Phoenix	71	80
Twin Creeks	338	328
Long Canyon	37	9
CC&V	331	369
Yanacocha	309	367
Merian	26	27
Boddington	408	394
Tanami	14	19
Kalgoorlie	120	113
Ahafo	392	386
Akyem	93	114
	$2,602	$2,627

During the three and six months ended June 30, 2017, the Company recorded write-downs of $46 and $86, respectively, classified as components of Costs applicable to sales, and write-downs of $18 and $31, respectively, classified as components of Depreciation and amortization to reduce the carrying value of stockpiles and ore on leach pads to net realizable value. Adjustments to net realizable value are primarily a result of stripping campaigns driving lower grade and lower recovery resulting in higher costs per unit in North America, higher future processing costs from leach pads in South America and lower grades in Africa. Of the write-downs during the three months ended June 30, 2017, $11 is related to Carlin, $13 to Twin Creeks, $32 to Yanacocha and $8 to Akyem. Of the write-downs during the six months ended June 30, 2017, $34 is related to Carlin, $16 to Twin Creeks, $41 to Yanacocha, $18 to Ahafo and $8 to Akyem.

During the three and six months ended June 30, 2016, the Company recorded write-downs of $57 and $107, respectively, classified as components of Costs applicable to sales, and write-downs of $26 and $50, respectively, classified as components of Depreciation and amortization to reduce the carrying value of stockpiles and ore on leach pads to net realizable value. Adjustments to net realizable value are a result of higher future processing costs in addition to stripping campaigns driving lower grade and lower recovery resulting in higher costs per unit. Of the write-downs during the three months ended June 30, 2016, $31 was related to Carlin, $10 to Twin Creeks and $42 to Yanacocha. Of the write-downs during the six months ended June 30, 2016, $58 was related to Carlin, $12 to Twin Creeks and $87 to Yanacocha.

NOTE 18    DEBT

The only scheduled minimum debt repayment for 2017 of $575 related to the convertible senior notes was repaid with cash on hand in July. Remaining scheduled minimum debt repayments are $- in 2018, $626 in 2019, $- in 2020, $- in 2021 and $3,466 thereafter. Scheduled minimum capital lease repayments are $4 in 2017, $4 in 2018, $3 in 2019, $1 in 2020, $1 in 2021 and $2 thereafter.

In May 2017, the Company amended its $3,000 Corporate Revolving Credit Facility to extend the facility to May 2022.

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

NOTE 19    OTHER LIABILITIES

	At June 30,	At December 31,
	2017	2016
Other current liabilities:
Reclamation and remediation liabilities	$69	$61
Accrued operating costs	68	99
Accrued interest	56	57
Accrued capital expenditures	50	53
Royalties	35	52
Holt royalty obligation	14	13
Derivative instruments	11	27
Taxes other than income and mining	7	8
Boddington contingent consideration	5	3
Other	26	34
	$341	$407

Other non-current liabilities:
Holt royalty obligation	$226	$174
Income and mining taxes	52	50
Power supply agreements	31	31
Social development obligations	24	25
Boddington contingent consideration	8	11
Derivative instruments	—	1
Other	35	34
	$376	$326

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

NOTE 20    CHANGES IN EQUITY

	Six Months Ended June 30,
	2017	2016
Common stock:
At beginning of period	$849	$847
Stock-based awards	4	2
At end of period	853	849
Additional paid-in capital:
At beginning of period	9,490	9,427
Stock-based awards	18	30
At end of period	9,508	9,457
Accumulated other comprehensive income (loss):
At beginning of period	(334)	(334)
Other comprehensive income (loss)	16	(7)
At end of period	(318)	(341)
Retained earnings:
At beginning of period	716	1,410
Net income (loss) attributable to Newmont stockholders	223	75
Dividends paid	(54)	(27)
At end of period	885	1,458
Noncontrolling interests:
At beginning of period	1,153	2,942
Net income (loss) attributable to noncontrolling interests	(14)	122
Distributions declared to noncontrolling interests (1)	(71)	—
Cash calls requested from noncontrolling interests (2)	46	43
Dividends paid to noncontrolling interests	—	(146)
Other	(2)	(1)
At end of period	1,112	2,960
Total equity	$12,040	$14,383
.

(1)

Distributions declared to noncontrolling interests of $71 for the six months ended June 30, 2017 represents distributions declared to Staatsolie from Merian. The Company paid $80 in distributions during the six months ended June 30, 2017 related to current and prior period distributions declared.

(2)

Cash calls requested from noncontrolling interests of $46 and $43 for the six months ended June 30, 2017 and 2016, respectively, represents cash calls requested and paid from Staatsolie for the Merian mine. Staatsolie prepaid an additional $7 as of June 30, 2016.

NOTE 21    RECLASSIFICATIONS OUT OF ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

			Pension and	Changes in
	Unrealized Gain	Foreign	Other	Fair value of
	(Loss) on	Currency	Post-retirement	Cash flow
	Marketable	Translation	Benefit	Hedge
	Securities, net	Adjustments	Adjustments	Instruments	Total
Balance at December 31, 2016	$(101)	$118	$(223)	$(128)	$(334)
Change in other comprehensive income (loss) before reclassifications	(11)	4	—	(1)	(8)
Reclassifications from accumulated other comprehensive income (loss)	—	—	9	15	24
Net current-period other comprehensive income (loss)	(11)	4	9	14	16
Balance at June 30, 2017	$(112)	$122	$(214)	$(114)	$(318)

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)				Affected Line Item in the Condensed Consolidated Statements of Operations
	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Marketable securities adjustments:
Sale of marketable securities	$—	$—	$—	$(103)	Other income, net
Total before tax	—	—	—	(103)
Tax benefit (expense)	—	—	—	—
Net of tax	$—	$—	$—	$(103)

Pension and other post-retirement benefit adjustments:
Amortization	$4	$4	$10	$9	(1)
Settlements	—	—	4	—	Other expense, net
Total before tax	4	4	14	9
Tax benefit (expense)	(1)	(1)	(5)	(3)
Net of tax	$3	$3	$9	$6

Hedge instruments adjustments:
Operating cash flow hedges (effective portion)	$8	$15	$18	$34	Costs applicable to sales
Operating cash flow hedges (ineffective portion)	—	(1)	—	(1)	Other income, net
Interest rate contracts	3	5	5	8	Interest expense, net
Total before tax	11	19	23	41
Tax benefit (expense)	(4)	(5)	(8)	(13)
Net of tax	$7	$14	$15	$28
Total reclassifications for the period, net of tax	$10	$17	$24	$(69)

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

NOTE 22    NET CHANGE IN OPERATING ASSETS AND LIABILITIES

Net cash provided by (used in) operating activities of continuing operations attributable to the net change in operating assets and liabilities is composed of the following:

	Six Months Ended June 30,
	2017	2016
Decrease (increase) in operating assets:
Trade and other accounts receivables	$9	$79
Inventories, stockpiles and ore on leach pads	(135)	(193)
Other assets	—	(23)
Increase (decrease) in operating liabilities:
Accounts payable	(21)	(13)
Reclamation and remediation liabilities	(32)	(16)
Other accrued liabilities	(76)	(65)
	$(255)	$(231)

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

	Three Months Ended June 30, 2017
	(Issuer)	(Guarantor)	(Non-Guarantor)		Newmont
	Newmont				Mining
	Mining	Newmont	Other		Corporation
Condensed Consolidating Statement of Operations	Corporation	USA	Subsidiaries	Eliminations	Consolidated
Sales	$—	$517	$1,358	$—	$1,875
Costs and expenses
Costs applicable to sales (1)	—	280	719	—	999
Depreciation and amortization	1	82	225	—	308
Reclamation and remediation	—	3	41	—	44
Exploration	—	13	38	—	51
Advanced projects, research and development	—	2	30	—	32
General and administrative	—	18	40	—	58
Other expense, net	—	2	12	—	14
	1	400	1,105	—	1,506
Other income (expense)
Other income, net	23	3	5	—	31
Interest income - intercompany	23	24	15	(62)	—
Interest expense - intercompany	(14)	(4)	(44)	62	—
Interest expense, net	(59)	(1)	(4)	—	(64)
	(27)	22	(28)	—	(33)
Income (loss) before income and mining tax and other items	(28)	139	225	—	336
Income and mining tax benefit (expense)	9	(22)	(154)	—	(167)
Equity income (loss) of affiliates	196	(150)	(13)	(36)	(3)
Net income (loss) from continuing operations	177	(33)	58	(36)	166
Net income (loss) from discontinued operations	—	—	(15)	—	(15)
Net income (loss)	177	(33)	43	(36)	151
Net loss (income) attributable to noncontrolling interests
Continuing operations	—	—	26	—	26
Discontinued operations	—	—	—	—	—
	—	—	26	—	26
Net income (loss) attributable to Newmont stockholders	$177	$(33)	69	(36)	177
Comprehensive income (loss)	$181	$(31)	41	(36)	155
Comprehensive loss (income) attributable to noncontrolling interests	—	—	26	—	26
Comprehensive income (loss) attributable to Newmont stockholders	$181	$(31)	67	(36)	181

(1)	Excludes Depreciation and amortization and Reclamation and remediation.

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

	Three Months Ended June 30, 2016
	(Issuer)	(Guarantor)	(Non-Guarantor)		Newmont
	Newmont				Mining
	Mining	Newmont	Other		Corporation
Condensed Consolidating Statement of Operations	Corporation	USA	Subsidiaries	Eliminations	Consolidated
Sales	$—	$459	$1,210	$—	$1,669
Costs and expenses
Costs applicable to sales (1)	—	284	618	—	902
Depreciation and amortization	2	76	203	—	281
Reclamation and remediation	—	4	17	—	21
Exploration	—	10	28	—	38
Advanced projects, research and development	—	3	41	—	44
General and administrative	—	23	39	—	62
Other expense, net	—	9	6	—	15
	2	409	952	—	1,363
Other income (expense)
Other income, net	(9)	1	9	—	1
Interest income - intercompany	31	—	10	(41)	—
Interest expense - intercompany	(10)	—	(31)	41	—
Interest expense, net	(64)	—	(2)	—	(66)
	(52)	1	(14)	—	(65)
Income (loss) before income and mining tax and other items	(54)	51	244	—	241
Income and mining tax benefit (expense)	(45)	(5)	(188)	—	(238)
Equity income (loss) of affiliates	122	(174)	(5)	52	(5)
Net income (loss) from continuing operations	23	(128)	51	52	(2)
Net income (loss) from discontinued operations	—	—	64	—	64
Net income (loss)	23	(128)	115	52	62
Net loss (income) attributable to noncontrolling interests
Continuing operations	—	—	16	—	16
Discontinued operations	—	—	(55)	—	(55)
	—	—	(39)	—	(39)
Net income (loss) attributable to Newmont stockholders	$23	$(128)	$76	$52	$23
Comprehensive income (loss)	$68	$(116)	$145	$10	$107
Comprehensive loss (income) attributable to noncontrolling interests	—	—	(39)	—	(39)
Comprehensive income (loss) attributable to Newmont stockholders	$68	$(116)	$106	$10	$68

(1)	Excludes Depreciation and amortization and Reclamation and remediation.

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

	Six Months Ended June 30, 2017
	(Issuer)	(Guarantor)	(Non-Guarantor)		Newmont
	Newmont				Mining
	Mining	Newmont	Other		Corporation
Condensed Consolidating Statement of Operations	Corporation	USA	Subsidiaries	Eliminations	Consolidated
Sales	$—	$920	$2,614	$—	$3,534
Costs and expenses
Costs applicable to sales (1)	—	565	1,367	—	1,932
Depreciation and amortization	2	161	438	—	601
Reclamation and remediation	—	7	67	—	74
Exploration	—	22	65	—	87
Advanced projects, research and development	—	3	55	—	58
General and administrative	—	35	78	—	113
Other expense, net	—	8	23	—	31
	2	801	2,093	—	2,896
Other income (expense)
Other income, net	26	3	(7)	—	22
Interest income - intercompany	47	24	22	(93)	—
Interest expense - intercompany	(22)	(4)	(67)	93	—
Interest expense, net	(121)	(3)	(7)	—	(131)
	(70)	20	(59)	—	(109)
Income (loss) before income and mining tax and other items	(72)	139	462	—	529
Income and mining tax benefit (expense)	25	(22)	(280)	—	(277)
Equity income (loss) of affiliates	270	(234)	(14)	(27)	(5)
Net income (loss) from continuing operations	223	(117)	168	(27)	247
Net income (loss) from discontinued operations	—	—	(38)	—	(38)
Net income (loss)	223	(117)	130	(27)	209
Net loss (income) attributable to noncontrolling interests
Continuing operations	—	—	14	—	14
Discontinued operations	—	—	—	—	—
	—	—	14	—	14
Net income (loss) attributable to Newmont stockholders	$223	$(117)	$144	$(27)	$223
Comprehensive income (loss)	$239	$(110)	$123	$(27)	$225
Comprehensive loss (income) attributable to noncontrolling interests	—	—	14	—	14
Comprehensive income (loss) attributable to Newmont stockholders	$239	$(110)	$137	$(27)	$239

(1)	Excludes Depreciation and amortization and Reclamation and remediation.

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

	Six Months Ended June 30, 2016
	(Issuer)	(Guarantor)	(Non-Guarantor)		Newmont
	Newmont				Mining
	Mining	Newmont	Other		Corporation
Condensed Consolidating Statement of Operations	Corporation	USA	Subsidiaries	Eliminations	Consolidated
Sales	$—	$930	$2,201	$—	$3,131
Costs and expenses
Costs applicable to sales (1)	—	590	1,163	—	1,753
Depreciation and amortization	2	160	395	—	557
Reclamation and remediation	—	7	35	—	42
Exploration	—	16	52	—	68
Advanced projects, research and development	—	5	66	—	71
General and administrative	—	40	75	—	115
Other expense, net	—	13	20	—	33
	2	831	1,806	—	2,639
Other income (expense)
Other income, net	—	1	96	—	97
Interest income - intercompany	61	—	19	(80)	—
Interest expense - intercompany	(18)	—	(62)	80	—
Interest expense, net	(135)	(2)	(3)	—	(140)
	(92)	(1)	50	—	(43)
Income (loss) before income and mining tax and other items	(94)	98	445	—	449
Income and mining tax benefit (expense)	30	(16)	(479)	—	(465)
Equity income (loss) of affiliates	139	(448)	(3)	302	(10)
Net income (loss) from continuing operations	75	(366)	(37)	302	(26)
Net income (loss) from discontinued operations	—	—	223	—	223
Net income (loss)	75	(366)	186	302	197
Net loss (income) attributable to noncontrolling interests
Continuing operations	—	—	28	—	28
Discontinued operations	—	—	(150)	—	(150)
	—	—	(122)	—	(122)
Net income (loss) attributable to Newmont stockholders	$75	$(366)	$64	$302	$75
Comprehensive income (loss)	$68	$(348)	$155	$315	$190
Comprehensive loss (income) attributable to noncontrolling interests	—	—	(122)	—	(122)
Comprehensive income (loss) attributable to Newmont stockholders	$68	$(348)	$33	$315	$68

(1)	Excludes Depreciation and amortization and Reclamation and remediation.

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

	Six Months Ended June 30, 2017
	(Issuer)	(Guarantor)	(Non-Guarantor)		Newmont
	Newmont				Mining
	Mining	Newmont	Other		Corporation
Condensed Consolidating Statement of Cash Flows	Corporation	USA	Subsidiaries	Eliminations	Consolidated
Operating activities:
Net cash provided by (used in) operating activities of continuing operations	$(116)	$222	$802	$—	$908
Net cash provided by (used in) operating activities of discontinued operations	—	—	(9)	—	(9)
Net cash provided by (used in) operating activities	(116)	222	793	—	899
Investing activities:
Additions to property, plant and mine development	—	(121)	(242)	—	(363)
Purchase of investments	(109)	—	(4)	—	(113)
Proceeds from sales of investments	—	—	19	—	19
Other	—	2	9	—	11
Net cash provided by (used in) investing activities of continuing operations	(109)	(119)	(218)	—	(446)
Net cash provided by (used in) investing activities of discontinued operations	—	—	—	—	—
Net cash provided by (used in) investing activities	(109)	(119)	(218)	—	(446)
Financing activities:
Distributions to noncontrolling interests	—	—	(80)	—	(80)
Dividends paid to common stockholders	(54)	—	—	—	(54)
Funding from noncontrolling interests	—	—	46	—	46
Payments for withholding of employee taxes related to stock-based compensation	—	(13)	—	—	(13)
Repayment of debt	—	(1)	(2)	—	(3)
Net intercompany borrowings (repayments)	282	(90)	(192)	—	—
Other	(3)	—	—	—	(3)
Net cash provided by (used in) financing activities of continuing operations	225	(104)	(228)	—	(107)
Net cash provided by (used in) financing activities of discontinued operations	—	—	—	—	—
Net cash provided by (used in) financing activities	225	(104)	(228)	—	(107)
Effect of exchange rate changes on cash	—	—	3	—	3
Net change in cash and cash equivalents	—	(1)	350	—	349
Less net cash provided by (used in) Batu Hijau discontinued operations	—	—	—	—	—
	—	(1)	350	—	349
Cash and cash equivalents at beginning of period	—	1	2,755	—	2,756
Cash and cash equivalents at end of period	$—	$—	$3,105	$—	$3,105

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

	Six Months Ended June 30, 2016
	(Issuer)	(Guarantor)	(Non-Guarantor)		Newmont
	Newmont				Mining
	Mining	Newmont	Other		Corporation
Condensed Consolidating Statement of Cash Flows	Corporation	USA	Subsidiaries	Eliminations	Consolidated
Operating activities:
Net cash provided by (used in) operating activities of continuing operations	$720	$308	$659	$(862)	$825
Net cash provided by (used in) operating activities of discontinued operations	—	—	478	—	478
Net cash provided by (used in) operating activities	720	308	1,137	(862)	1,303
Investing activities:
Additions to property, plant and mine development	—	(129)	(434)	—	(563)
Proceeds from sales of investments	—	—	184	—	184
Purchases of investments	—	—	(2)	—	(2)
Other	—	—	4	—	4
Net cash provided by (used in) investing activities of continuing operations	—	(129)	(248)	—	(377)
Net cash provided by (used in) investing activities of discontinued operations	—	—	(28)	—	(28)
Net cash provided by (used in) investing activities	—	(129)	(276)	—	(405)
Financing activities:
Dividends paid to common stockholders	(27)	(862)	—	862	(27)
Funding from noncontrolling interests	—	—	50	—	50
Payments for withholding of employee taxes related to stock-based compensation	—	(4)	—	—	(4)
Repayment of debt	(498)	(1)	(2)	—	(501)
Dividends paid to noncontrolling interests	—	—	(146)	—	(146)
Net intercompany borrowings (repayments)	(195)	(492)	687	—	—
Other	—	—	(1)	—	(1)
Net cash provided by (used in) financing activities of continuing operations	(720)	(1,359)	588	862	(629)
Net cash provided by (used in) financing activities of discontinued operations	—	—	(153)	—	(153)
Net cash provided by (used in) financing activities	(720)	(1,359)	435	862	(782)
Effect of exchange rate changes on cash	—	—	4	—	4
Net change in cash and cash equivalents	—	(1,180)	1,300	—	120
Less net cash provided by (used in) Batu Hijau discontinued operations	—	—	302	—	302
	—	(1,180)	998	—	(182)
Cash and cash equivalents at beginning of period	—	1,181	1,182	—	2,363
Cash and cash equivalents at end of period	$—	$1	$2,180	$—	$2,181

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

	At June 30, 2017
	(Issuer)	(Guarantor)	(Non-Guarantor)		Newmont
	Newmont				Mining
	Mining	Newmont	Other		Corporation
Condensed Consolidating Balance Sheet	Corporation	USA	Subsidiaries	Eliminations	Consolidated
Assets:
Cash and cash equivalents	$—	$—	$3,105	$—	$3,105
Trade receivables	—	36	122	—	158
Other accounts receivables	—	—	179	—	179
Intercompany receivable	8,952	6,280	12,023	(27,255)	—
Investments	—	—	61	—	61
Inventories	—	167	498	—	665
Stockpiles and ore on leach pads	—	246	575	—	821
Other current assets	—	39	70	—	109
Current assets	8,952	6,768	16,633	(27,255)	5,098
Property, plant and mine development, net	20	3,093	9,181	(32)	12,262
Investments	110	9	187	—	306
Investments in subsidiaries	13,215	303	—	(13,518)	—
Stockpiles and ore on leach pads	—	615	1,166	—	1,781
Deferred income tax assets	504	64	1,167	(490)	1,245
Non-current intercompany receivable	2,048	525	949	(3,522)	—
Other non-current assets	—	223	227	—	450
Total assets	$24,849	$11,600	$29,510	$(44,817)	$21,142
Liabilities:
Debt	$573	$2	$2	$—	$577
Accounts payable	—	60	244	—	304
Intercompany payable	9,163	4,340	13,752	(27,255)	—
Employee-related benefits	—	96	127	—	223
Income and mining taxes	—	15	112	—	127
Other current liabilities	56	74	211	—	341
Current liabilities	9,792	4,587	14,448	(27,255)	1,572
Debt	4,039	3	4	—	4,046
Reclamation and remediation liabilities	—	252	1,808	—	2,060
Deferred income tax liabilities	9	92	1,003	(490)	614
Employee-related benefits	—	278	156	—	434
Non-current intercompany payable	81	—	3,473	(3,554)	—
Other non-current liabilities	—	18	358	—	376
Total liabilities	13,921	5,230	21,250	(31,299)	9,102
Equity:
Newmont stockholders’ equity	10,928	6,370	7,148	(13,518)	10,928
Noncontrolling interests	—	—	1,112	—	1,112
Total equity	10,928	6,370	8,260	(13,518)	12,040
Total liabilities and equity	$24,849	$11,600	$29,510	$(44,817)	$21,142

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

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

Estimated future reclamation costs are based principally on legal and regulatory requirements. At June 30, 2017  and December 31, 2016, $1,846 and $1,792, respectively, were accrued for reclamation costs relating to currently or recently producing mineral properties in accordance with asset retirement obligation guidance. The current portions of $37 and $28 at June 30, 2017 and December 31, 2016, respectively, are included in Other current liabilities.

In addition, the Company is involved in several matters concerning environmental obligations associated with former mining activities. Generally, these matters concern developing and implementing remediation plans at the various sites involved. The Company believes that the related environmental obligations associated with these sites are similar in nature with respect to the development of remediation plans, their risk profile and the compliance required to meet general environmental standards. Based upon the Company’s best estimate of its liability for these matters, $283 and $298 were accrued for such obligations at June 30, 2017 and December 31, 2016, respectively. These amounts are included in Other current liabilities and Reclamation and remediation liabilities. Depending upon the ultimate resolution of these matters, the Company believes that it is reasonably possible that the liability for these matters could be as much as 43% greater or 1% lower than the amount accrued at June 30, 2017. The amounts accrued are reviewed periodically based upon facts and circumstances available at the time. Changes in estimates are recorded in Reclamation and remediation in the period estimates are revised.

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

During 2012, the Department of Interior contributed its share of past EPA costs and future costs related to the cleanup of the Midnite mine site in a lump sum payment of $42, which Newmont classified as restricted assets, included in Other noncurrent assets on the Condensed Consolidated Balance Sheets for all periods presented. In 2016, Newmont completed the remedial design process (with the exception of the design of the water treatment plant which is on hold pending final permitting) and subsequently procured a contractor and initiated implementation of the remedial action.

The Dawn mill site is regulated by the Washington Department of Health and is in the process of being closed. Remediation at the Dawn mill site began in 2013. The earthworks component of the closure is anticipated to be completed in 2017. The remaining closure activity will consist primarily of addressing groundwater issues.

The remediation liability for the Midnite mine site and Dawn mill site is approximately $192 at June 30, 2017.

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

Administrative Actions. The Peruvian government agency responsible for environmental evaluation and inspection, Organismo Evaluacion y Fiscalizacion Ambiental (“OEFA”), conducts periodic reviews of the Yanacocha site. In 2011, 2012, 2013, 2015, 2016, the first quarter of 2017 and June 2017, OEFA issued notices of alleged violations of OEFA standards to Yanacocha and Conga relating to past inspections. OEFA has resolved some alleged violations with minimal or no findings. In the first quarter of 2015 and the fourth quarter of 2016, the water authority of Cajamarca

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

issued notices of alleged regulatory violations and resolved some allegations in early 2017 with no findings. The experience with the OEFA and the water authority is that in the case of a finding of violation, remedial action is often the outcome rather than a significant fine. The alleged OEFA violations currently range from zero to 50,430 units and the water authority alleged violations range from zero to 30,000 units, with each unit having a potential fine equivalent to approximately $0.00122 based on current exchange rates ($0 to $98). Yanacocha and Conga are responding to all notices of alleged violations, but cannot reasonably predict the outcome of the agency allegations.

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

Investigations

We occasionally identify or are apprised of information or allegations that certain employees, affiliates, agents or associated persons may have engaged in unlawful conduct for which we might be held responsible. We recently conducted an investigation, with the assistance of outside counsel, relating to certain business activities of the Company and its affiliates and contractors in countries outside the U.S. The investigation included a review of compliance with the requirements of the U.S. Foreign Corrupt Practices Act and other applicable laws and regulations. The Company worked with the U.S. Securities and Exchange Commission (“SEC”) and the U.S. Department of Justice with respect to the investigation. In March 2016, the Company entered into a one-year agreement with the U.S. SEC tolling the statute of limitations relating to the investigation, and in April 2016, entered into a similar agreement with the U.S. Department of Justice. Both of the initial tolling agreements were effective through October 29, 2016. In September 2016, the Company agreed to extend its tolling agreement with the Department of Justice through April 2017, and agreed to a similar extension with the SEC in October 2016.

In late February 2017, the Company received a declination letter from the SEC relating to this investigation indicating that they do not intend to recommend an enforcement action. In June 2017, the Company received a similar letter from the U.S. Department of Justice acknowledging the Company’s cooperation in the investigation and indicating that the Department of Justice had closed its inquiry into the matter.

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

On June 25, 2009, the Company completed the acquisition of the remaining 33.33% interest in Boddington from AngloGold Ashanti Australia Limited (“AngloGold”). Consideration for the acquisition consisted of $982 and a contingent royalty capped at $100, equal to 50% of the average realized operating margin (Revenue less Costs applicable to sales on a by-product basis), if any, exceeding $600 per ounce, payable quarterly beginning in the second quarter of 2010 on one-third of gold sales from Boddington. At the acquisition date, the Company estimated the fair value of the contingent consideration at $62. At June 30, 2017 and December 31, 2016, the estimated fair value of the unpaid contingent consideration was approximately $13 and $14, respectively. Changes to the estimated fair value resulting from periodic revaluations are recorded to Other expense, net. This contingent royalty is capped at $100 in aggregate payments, of which $84 has been paid to date. During the six months ended June 30, 2017 and 2016, the Company paid $6 and $-, respectively. The range of remaining undiscounted amounts the Company could pay is between $0 and $16 and the Company expects to pay $5 in the next 12 months.

As part of its ongoing business and operations, the Company and its affiliates are required to provide surety bonds, bank letters of credit and bank guarantees as financial support for various purposes, including environmental remediation, reclamation, exploration permitting, workers compensation programs and other general corporate purposes. At June 30, 2017 and December 31, 2016, there were $2,270 and $2,227, respectively, of outstanding letters of credit, surety bonds and bank guarantees. The obligations associated with these instruments are generally related to performance requirements that the Company addresses through its ongoing operations. As the specific requirements are met, the beneficiary of the associated instrument cancels and/or returns the instrument to the issuing entity. Certain of these instruments are associated with operating sites with long-lived assets and will remain outstanding until closure. Generally, bonding requirements associated with environmental regulation are becoming more restrictive. However, the Company believes it is in compliance with all applicable bonding obligations and will be able to satisfy future bonding requirements through existing or alternative means, as they arise.

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

Consolidated Financial Results

The details of our Net income (loss) from continuing operations attributable to Newmont stockholders are set forth below:

	Three Months Ended
	June 30,		Increase
	2017	2016	(decrease)
Net income (loss) from continuing operations attributable to Newmont stockholders	$192	$14	$178
Net income (loss) from continuing operations attributable to Newmont stockholders per common share, diluted	$0.36	$0.02	$0.34

	Six Months Ended
	June 30,		Increase
	2017	2016	(decrease)
Net income (loss) from continuing operations attributable to Newmont stockholders	$261	$2	$259
Net income (loss) from continuing operations attributable to Newmont stockholders per common share, diluted	$0.49	$—	$0.49

The increases in Net income (loss) from continuing operations attributable to Newmont stockholders for the three and six months ended June 30, 2017, compared to the same periods in 2016, are primarily due to new production at Merian and Long Canyon and lower income and mining taxes, partially offset by lower production at Tanami and Yanacocha from lower mill grade. The six-month comparison was also impacted by an increase in gold production from the CC&V expansion completed in the first quarter of 2016,  adverse weather conditions impacting production at Tanami and Yanacocha during the first quarter of 2017 and a prior-year gain from the sale of the Company’s investment in Regis Resources Ltd. (“Regis”) in March 2016.

The following is a summary of Sales:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Gold
North America:
Carlin	$279	$256	$532	$502
Phoenix	67	62	120	126
Twin Creeks	156	144	249	303
Long Canyon (1)	57	—	96	—
CC&V	166	144	312	209
	725	606	1,309	1,140
South America:
Yanacocha	149	194	328	405
Merian (2)	150	—	283	—
	299	194	611	405
Australia:
Boddington	262	250	490	454
Tanami	123	179	215	299
Kalgoorlie	113	122	217	228
	498	551	922	981
Africa:
Ahafo	112	115	226	216
Akyem	165	146	319	281
	277	261	545	497
	1,799	1,612	3,387	3,023
Copper
North America:
Phoenix	24	22	50	43
Australia:
Boddington	52	35	97	65
	76	57	147	108
	$1,875	$1,669	$3,534	$3,131

(1)	Commercial production at Long Canyon was achieved in November 2016.
(2)	Commercial production at Merian was achieved in October 2016.

The following analysis summarizes consolidated gold sales:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Consolidated gold sales:
Gross before provisional pricing	$1,808	$1,615	$3,395	$3,018
Provisional pricing mark-to-market	(1)	6	7	22
Gross after provisional pricing	1,807	1,621	3,402	3,040
Treatment and refining charges	(8)	(9)	(15)	(17)
Net	$1,799	$1,612	$3,387	$3,023
Consolidated gold ounces sold (thousands)	1,439	1,281	2,740	2,466
Average realized gold price (per ounce):
Gross before provisional pricing	$1,256	$1,260	$1,239	$1,224
Provisional pricing mark-to-market	—	4	3	9
Gross after provisional pricing	1,256	1,264	1,242	1,233
Treatment and refining charges	(6)	(7)	(6)	(7)
Net	$1,250	$1,257	$1,236	$1,226

The change in consolidated gold sales is due to:

	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2017 vs. 2016	2017 vs. 2016
Change in consolidated ounces sold	$197	$337
Change in average realized gold price	(11)	25
Change in treatment and refining charges	1	2
	$187	$364

Gold sales increased 12% and 12% during the three and six months ended June 30, 2017, respectively, compared to the same periods in 2016, primarily due to new production at Merian and Long Canyon, partially offset by lower production at Tanami and Yanacocha from lower mill grade. The six-month comparison was also impacted by an increase in gold production from the CC&V expansion completed in the first quarter of 2016 and adverse weather conditions impacting production at Tanami and Yanacocha during the first quarter of 2017. For further discussion regarding changes in volumes, see Results of Consolidated Operations below.

The following analysis summarizes consolidated copper sales:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Consolidated copper sales:
Gross before provisional pricing	$81	$63	$151	$116
Provisional pricing mark-to-market	(1)	(2)	3	—
Gross after provisional pricing	80	61	154	116
Treatment and refining charges	(4)	(4)	(7)	(8)
Net	$76	$57	$147	$108
Consolidated copper pounds sold (millions)	32	29	58	54
Average realized copper price (per pound):
Gross before provisional pricing	$2.60	$2.19	$2.62	$2.16
Provisional pricing mark-to-market	(0.02)	(0.05)	0.06	—
Gross after provisional pricing	2.58	2.14	2.68	2.16
Treatment and refining charges	(0.12)	(0.14)	(0.12)	(0.14)
Net	$2.46	$2.00	$2.56	$2.02

The change in consolidated copper sales is due to:

	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2017 vs. 2016	2017 vs. 2016
Change in consolidated pounds sold	$5	$9
Change in average realized copper price	14	29
Change in treatment and refining charges	—	1
	$19	$39

Copper sales increased 33% and 36% during the three and six months ended June 30, 2017, respectively, compared to the same periods in 2016, primarily due to higher average realized prices. For further discussion regarding changes in volumes, see Results of Consolidated Operations below.

The following is a summary of Costs applicable to sales and Depreciation and amortization:

	Costs Applicable		Depreciation and		Costs Applicable		Depreciation and
	to Sales		Amortization		to Sales		Amortization
	Three Months Ended		Three Months Ended		Six Months Ended		Six Months Ended
	June 30,		June 30,		June 30,		June 30,
	2017	2016	2017	2016	2017	2016	2017	2016
Gold
North America:
Carlin	$170	$184	$46	$43	$363	$373	$96	$92
Phoenix	46	39	12	12	89	88	23	27
Twin Creeks	61	58	17	13	108	118	30	26
Long Canyon (1)	13	—	18	—	25	—	31	—
CC&V	74	58	33	28	144	91	62	46
	364	339	126	96	729	670	242	191
South America:
Yanacocha	134	120	34	59	253	248	70	128
Merian (2)	64	—	26	—	112	—	47	1
	198	120	60	59	365	248	117	129
Australia:
Boddington	147	141	29	29	269	252	55	52
Tanami	58	64	15	23	108	123	31	42
Kalgoorlie	55	67	5	4	107	132	9	9
	260	272	49	56	484	507	95	103
Africa:
Ahafo	60	60	15	17	136	117	38	32
Akyem	73	56	40	32	135	111	74	61
	133	116	55	49	271	228	112	93
	955	847	290	260	1,849	1,653	566	516
Copper
North America:
Phoenix	16	22	4	7	34	44	9	12
Australia:
Boddington	28	33	6	6	49	56	10	11
	44	55	10	13	83	100	19	23
Other
Corporate and other	—	—	8	8	—	—	16	18
	$999	$902	$308	$281	$1,932	$1,753	$601	$557

(1)	Commercial production at Long Canyon was achieved in November 2016.
(2)	Commercial production at Merian was achieved in October 2016.

The details of our Costs applicable to sales are set forth below:

	Three Months Ended
	June 30,		Increase	Percent
	2017	2016	(decrease)	Change
Gold	$955	$847	$108	13%
Copper	44	55	(11)	(20)
	$999	$902	$97	11%

	Six Months Ended
	June 30,		Increase	Percent
	2017	2016	(decrease)	Change
Gold	$1,849	$1,653	$196	12%
Copper	83	100	(17)	(17)
	$1,932	$1,753	$179	10%

The increases in Costs applicable to sales for gold during the three and six months ended June 30, 2017, compared to the same periods in 2016, are primarily due to new production at Merian and Long Canyon and higher costs per unit sold at Yanacocha from lower mill grade, partially offset by lower stockpile and leach pad adjustments. The six-month comparison was also impacted by an increase in gold production from the CC&V expansion completed in the first quarter of 2016 and adverse weather conditions impacting production at Tanami and Yanacocha during the first quarter of 2017.

The decreases in Costs applicable to sales for copper during the three and six months ended June 30, 2017, compared to the same periods in 2016, are primarily due to a lower co-product allocation of costs to copper.

For discussion regarding variations in operations, see Results of Consolidated Operations below.

The details of our Depreciation and amortization are set forth below:

	Three Months Ended
	June 30,		Increase	Percent
	2017	2016	(decrease)	Change
Gold	$290	$260	$30	12%
Copper	10	13	(3)	(23)
Other	8	8	—	—
	$308	$281	$27	10%

	Six Months Ended
	June 30,		Increase	Percent
	2017	2016	(decrease)	Change
Gold	$566	$516	$50	10%
Copper	19	23	(4)	(17)
Other	16	18	(2)	(11)
	$601	$557	$44	8%

The increases in Depreciation and amortization for gold during the three and six months ended June 30, 2017, compared to the same periods in 2016, are primarily due to new production at Merian and Long Canyon, partially offset by lower stockpile and leach pad adjustments and the impacts of a significant impairment charge taken in December 2016, reducing Property, plant and mine development, net balances at Yanacocha. The six-month comparison was also impacted by an increase in gold production from the CC&V expansion completed in the first quarter of 2016 and adverse weather conditions impacting production at Tanami and Yanacocha during the first quarter of 2017.

The decreases in Depreciation and amortization for copper during the three and six months ended June 30, 2017, compared to the same periods in 2016, are primarily due to a lower co-product allocation of costs to copper.

Reclamation and remediation increased by $23 and $32 during the three and six months ended June 30, 2017, respectively, compared to the same periods in 2016, primarily due to updated reclamation liability assumptions at Yanacocha regarding water treatment costs on non-operating leach pads of $15 and higher reclamation accretion from an increase in Reclamation and remediation liabilities associated with revisions to Yanacocha’s long-term mining and closure plans in December 2016.

Exploration increased by $13 and $19 during the three and six months ended June 30, 2017, respectively, compared to the same periods in 2016, primarily due to increased expenditures at various projects as we continue to focus on developing future reserves.

Advanced projects, research and development decreased by $12 and $13 during the three and six months ended June 30, 2017, respectively, compared to the same periods in 2016, primarily due to the completion of Merian and the Chaquicocha exploration decline project in South America.

Other income, net increased (decreased) by $30 and ($75) during the three and six months ended June 30, 2017, respectively, compared to the same periods in 2016. For the three-month comparison, the increase is primarily due to a gain of $15 from the exchange of the Company’s 31% interest in the Fort á la Corne joint venture for shares in Shore Gold Inc. (“Shore Gold”) in June 2017 and business interruption insurance proceeds of $13 recorded in June 2017 associated with the heavy rainfall at Tanami during the first quarter of 2017. The six-month comparison was also impacted by a prior-year gain of $103 from the sale of the Company’s investment in Regis in March 2016.

Interest expense, net decreased by $2 and $9 during the three and six months ended June 30, 2017, respectively, compared to the same periods in 2016, primarily due to reduced debt balances from the extinguishment of the 2019 term loan in August 2016 and the partial repayment of the 2022 Senior Notes in November 2016, largely offset by lower capitalized interest from the completion of the Long Canyon and Merian projects. The six-month comparison was also impacted by reduced debt balances from the partial repayment of the 2019 and 2039 Senior Notes in March 2016.

Income and mining tax expense (benefit) decreased by $71 and $188 during the three and six months ended June 30, 2017, respectively, compared to the same periods in 2016. A reconciliation and comparison of the periods is shown below:

	Three Months Ended June 30,
	2017		2016		Variance
Income before income and mining tax and other items		$336		$241

Tax at statutory rate	35%	$118	35%	$84
Reconciling items:
Percentage depletion	(13)	(42)	45	109	(58)%
Change in valuation allowance on deferred tax assets	21	72	42	101	(21)
Mining and other taxes	5	16	(20)	(47)	25
Tax impact on sale of assets	(1)	(5)	—	—	(1)
Other	3	8	(3)	(9)	6
Income and mining tax expense	50%	$167	99%	$238	(49)%

	Six Months Ended June 30,
	2017		2016		Variance
Income (loss) before income and mining tax and other items		$529		$449

Tax at statutory rate	35%	$185	35%	$157
Reconciling items:
Percentage depletion	(14)	(74)	(4)	(17)	(10)%
Change in valuation allowance on deferred tax assets	26	139	74	333	(48)
Mining and other taxes	7	35	5	24	1
Tax impact on sale of assets	(1)	(5)	(7)	(35)	6
Other	(1)	(3)	1	3	(2)
Income and mining tax expense	52%	$277	104%	$465	(52)%

During the three and six months ended June 30, 2017, the Company’s effective tax rate is driven by a number of factors as illustrated in the table above. The decreases in the effective tax rate are primarily due to lower charges to the Company’s valuation allowance on tax credits and increases in the benefit from percentage depletion as compared to the same periods in 2016, partially offset by increases in mining tax. The decreases in valuation allowance are due to a non-recurring restructuring implemented in the prior year for tax planning purposes and the carry back of taxable losses to a year with taxable income. The changes to mining tax and percentage depletion are a result of the differences in the jurisdictional mix of income.

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

The Australian Taxation Office (“ATO”) is conducting a limited review of the Company’s prior year tax returns. The ATO is focused on reviewing an internal reorganization executed in 2011 when Newmont completed a restructure of the shareholding in the Company’s Australian subsidiaries. To date, the Company has responded to inquiries from the ATO and provided them with supporting documentation for the transaction. The Company continues to monitor the status of the ATO’s review which it expects to continue throughout the remainder of this year.

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

Net income (loss) from discontinued operations details are set forth below:

	Three Months Ended
	June 30,		Increase	Percent
	2017	2016	(decrease)	Change
Holt royalty obligation	$(15)	$(27)	$12	(44)%
Batu Hijau operations	—	91	(91)	N.M.
	$(15)	$64	$(79)	(123)%

	Six Months Ended
	June 30,		Increase	Percent
	2017	2016	(decrease)	Change
Holt royalty obligation	$(38)	$(53)	$15	(28)%
Batu Hijau operations	—	276	(276)	N.M.
	$(38)	$223	$(261)	(117)%

N.M. – Not meaningful.

During the three and six months ended June 30, 2017, the Holt royalty obligation increased the net loss from discontinued operations primarily due to an increase in gold price and a decrease in discount rate. The Holt royalty obligation also increased during the six months ended June 30, 2017 due to an increase in expected production based on gold reserves and resources from Kirkland Lake Gold Ltd., which were updated in March 2017. During the three and six months ended June 30, 2016, the Holt royalty obligation increased due to an increase in gold prices and decrease in discount rates.

For additional information regarding our discontinued operations, see Note 3 to our Condensed Consolidated Financial Statements. For information regarding Batu Hijau’s 2016 production results, see the Discontinued operations section in Results of Consolidated Operations below.

Net loss (income) attributable to noncontrolling interests from continuing operations during the three and six months ended June 30, 2017 were losses of $26 and $14, respectively, compared to $16 and $28 in the same periods of 2016. The increases are primarily due to losses at Yanacocha, partially offset by new production at Merian.

Results of Consolidated Operations

	Gold or Copper		Costs Applicable		Depreciation and		All-In Sustaining
	Produced		to Sales (1)		Amortization		Costs (2)
	2017	2016	2017	2016	2017	2016	2017	2016
Three Months Ended June 30,
Gold	(ounces in thousands)		($ per ounce sold)		($ per ounce sold)		($ per ounce sold)
North America	578	477	$628	$700	$219	$201	$800	$884
South America	241	156	825	773	263	399	1,075	1,260
Australia	401	430	652	621	125	132	779	758
Africa	220	205	605	560	250	234	795	733
Total/Weighted-Average for continuing operations	1,440	1,268	$664	$661	$207	$209	$884	$913
Attributable to Newmont	1,352	1,193

Copper	(pounds in millions)		($ per pound sold)		($ per pound sold)		($ per pound sold)
North America	9	10	$1.60	$2.02	$0.40	$0.60	$2.00	$2.27
Australia	22	19	1.27	1.83	0.27	0.35	1.55	2.11
Total/Weighted-Average for continuing operations	31	29	$1.38	$1.90	$0.33	$0.44	$1.69	$2.17

Copper	(tonnes in thousands)
North America	5	5
Australia	10	8
Total/Weighted-Average for continuing operations	15	13

	Gold or Copper		Costs Applicable		Depreciation and		All-In Sustaining
	Produced		to Sales (1)		Amortization		Costs (2)
	2017	2016	2017	2016	2017	2016	2017	2016
Six Months Ended June 30,
Gold	(ounces in thousands)		($ per ounce sold)		($ per ounce sold)		($ per ounce sold)
North America	1,082	933	$688	$716	$229	$205	$869	$880
South America	484	336	736	743	250	405	960	1,123
Australia	761	816	651	642	132	138	778	773
Africa	440	407	615	558	254	227	773	716
Total/Weighted-Average for continuing operations	2,767	2,492	$675	$670	$212	$217	$892	$902
Attributable to Newmont	2,586	2,329

Copper	(pounds in millions)		($ per pound sold)		($ per pound sold)		($ per pound sold)
North America	19	21	$1.70	$2.07	$0.45	$0.56	$2.05	$2.38
Australia	41	36	1.29	1.72	0.26	0.34	1.55	2.00
Total/Weighted-Average for continuing operations	60	57	$1.43	$1.85	$0.34	$0.42	$1.72	$2.15

Copper	(tonnes in thousands)
North America	9	10
Australia	19	16
Total/Weighted-Average for continuing operations	28	26

(1)	Excludes Depreciation and amortization and Reclamation and remediation.
(2)	All-In Sustaining Costs is a non-GAAP financial measure See Non-GAAP Financial Measures beginning on page 70.

Three months ended June 30, 2017 compared to 2016

Consolidated gold production increased 14% due to higher ore grade mined and milled at Carlin, Twin Creeks and Phoenix, higher production at CC&V due to higher mill grade and higher tons placed and new production at Long Canyon in North America, new production at Merian in South America, higher production due to higher mill throughput at Boddington in Australia and higher throughput and a drawdown of in-circuit inventory at Akyem in Africa, partially offset by lower mill grade and leach tons processed at Yanacocha in South America and lower ore grades mined and milled at Tanami in Australia.

Consolidated copper production increased by 7% primarily due to higher mill throughput and higher ore grade mined and milled at Boddington partially offset by lower leach placement and recovery at Phoenix.

Costs applicable to sales per consolidated gold ounce was in line with prior year. Costs applicable to sales per consolidated copper pound decreased 27% primarily due to higher copper pounds sold, lower leaching costs as a result of lower commodity consumption, and a lower co-product allocation of costs to copper.

Depreciation and amortization per consolidated gold ounce decreased 1% primarily due to higher gold ounces sold, a lower asset balance at Yanacocha resulting from an impairment recorded in December 2016 and lower inventory adjustments. Depreciation and amortization per consolidated copper pound decreased 25% due to higher copper pounds sold, lower amortization rates and a lower co-product allocation of costs to copper.

All-in sustaining costs per consolidated gold ounce decreased 3% primarily due to lower sustaining capital spend and higher ounces sold. All-in sustaining costs per consolidated copper pound decreased 22% primarily due to lower costs applicable to sales per pound sold.

Six months ended June 30, 2017 compared to 2016

Consolidated gold production increased 11% due to higher ore grade mined and milled at Carlin, Twin Creeks and Phoenix, production at Long Canyon in 2017, increased heap leach production due to a full year of ore placement at the Valley Leach Fill 2 leach pad at CC&V in North America, production at Merian in South America in 2017, and higher mill grade, throughput and recovery at Akyem in Africa, partially offset by lower ore grade mined as well as milled, and lower mill throughput at Tanami. Throughput at Tanami was lower primarily due to the mill being placed into care and maintenance for the majority of February 2017 following record high rainfall that blocked transport routes, limiting access to fuel and other resources.

Consolidated copper production increased by 5% primarily due to higher ore grade mined and milled at Boddington partially offset by lower ore placement on the leach pad at Phoenix.

Costs applicable to sales per consolidated gold ounce increased 1% primarily due to higher direct operating costs, partially offset by higher gold ounces sold. Costs applicable to sales per consolidated copper pound decreased 23% primarily due to higher copper pounds sold, lower heap leach costs as a result of lower commodity consumption, and a lower co-product allocation of costs to copper, partially offset by an unfavorable Australian dollar foreign currency exchange rate.

Depreciation and amortization per consolidated gold ounce decreased 2% primarily due to higher ounces sold and a lower asset balance at Yanacocha resulting from an impairment recorded in December 2016. Depreciation and amortization per consolidated copper pound decreased 19% due to higher copper pounds sold and a lower co-product allocation of costs to copper.

All-in sustaining costs per consolidated gold ounce decreased 1% primarily due to higher ounces sold. All-in sustaining costs per consolidated copper pound decreased 20% primarily due to lower costs applicable to sales per pound sold.

North America Operations

	Gold or Copper		Costs Applicable		Depreciation and		All-In Sustaining
	Produced		to Sales (1)		Amortization		Costs (2)
	2017	2016	2017	2016	2017	2016	2017	2016
Three Months Ended June 30,
Gold	(ounces in thousands)		($ per ounce sold)		($ per ounce sold)		($ per ounce sold)
Carlin	220	204	$766	$900	$207	$215	$1,014	$1,128
Phoenix	61	45	807	772	211	240	1,000	940
Twin Creeks	122	114	492	509	137	112	597	635
Long Canyon	44	—	289	—	400	—	311	—
CC&V	131	114	561	506	250	246	629	548
Total/Weighted-Average (3)	578	477	$628	$700	$219	$201	$800	$884

Copper	(pounds in millions)		($ per pound sold)		($ per pound sold)		($ per pound sold)
Phoenix	9	10	$1.60	$2.02	$0.40	$0.60	$2.00	$2.27

Copper	(tonnes in thousands)
Phoenix	5	5

	Gold or Copper		Costs Applicable		Depreciation and		All-In Sustaining
	Produced		to Sales (1)		Amortization		Costs (2)
	2017	2016	2017	2016	2017	2016	2017	2016
Six Months Ended June 30,
Gold	(ounces in thousands)		($ per ounce sold)		($ per ounce sold)		($ per ounce sold)
Carlin	432	410	$844	$906	$223	$225	$1,093	$1,107
Phoenix	111	101	881	848	228	264	1,069	990
Twin Creeks	205	250	537	472	149	103	657	566
Long Canyon	77	—	325	—	403	—	351	—
CC&V	257	172	574	535	247	271	645	588
Total/Weighted-Average (3)	1,082	933	$688	$716	$229	$205	$869	$880

Copper	(pounds in millions)		($ per pound sold)		($ per pound sold)		($ per pound sold)
Phoenix	19	21	$1.70	$2.07	$0.45	$0.56	$2.05	$2.38

Copper	(tonnes in thousands)
Phoenix	9	10

(1)	Excludes Depreciation and amortization and Reclamation and remediation.
(2)	All-In Sustaining Costs is a non-GAAP financial measure. See Non-GAAP Financial Measures beginning on page 70.
(3)	All-In Sustaining Costs and Depreciation and amortization include expense for other regional projects.

Three months ended June 30, 2017 compared to 2016

Carlin, USA. Gold production increased 8% primarily due to higher ore grade mined at Leeville and higher mill throughput at Mill 6. Costs applicable to sales per ounce decreased 15% due to higher ounces sold, a favorable strip ratio and lower stockpile and leach pad inventory adjustments. Depreciation and amortization per ounce decreased 4% primarily due to higher ounces sold. All-in sustaining costs per ounce decreased 10% primarily due to lower cost applicable to sales per ounce, partially offset by higher sustaining capital spend.

Phoenix, USA. Gold production increased 36% primarily due to higher ore grade mined and milled at Phoenix, as well as higher heap leach production from Lone Tree. Copper production decreased 10% primarily due to lower ore tons placed on the leach pad. Costs applicable to sales per ounce increased 5% primarily due to higher co-product allocation of costs to gold, partially offset by higher ounces sold. Costs applicable to sales per pound decreased 21% primarily due to lower heap leach costs, as a result of lower commodity consumption, and a lower co-product allocation of costs to copper.  Depreciation and amortization per ounce decreased 12% primarily due to higher ounces sold and lower amortization rates. Depreciation and amortization per pound decreased 33% primarily due to lower amortization rates and a lower co-product allocation of costs to copper. All-in sustaining costs per ounce increased 6% primarily due to higher cost applicable to sales per ounce, as well as higher advanced projects and exploration spend and treatment and refining costs. All-in sustaining costs per pound decreased 12% primarily due to lower costs applicable to sales per pound.

Twin Creeks, USA. Gold production increased 7% due to higher ore grade mined and higher mill throughput at the Sage Mill. Costs applicable to sales per ounce decreased 3% due to higher ounces sold. Depreciation and amortization per ounce increased 22% primarily due to capitalization of additional assets and higher leach pad inventory adjustments. All-in sustaining costs per ounce decreased 6% due to lower cost applicable to sales per ounce and lower sustaining capital spend.

Long Canyon, USA. Long Canyon achieved commercial production in November 2016.

CC&V, USA. Gold production increased 15% primarily due to higher mill grade, throughput and recovery as well as higher leach production from the Valley Leach Fill 2 leach pad. Costs applicable to sales per ounce increased 11% primarily due to lower leach recovery from the Valley Leach Fill 1 leach pad. Depreciation and amortization per ounce increased 2% primarily due to capitalization of additional assets. All-in sustaining costs per ounce increased 15% primarily due to higher costs applicable to sales per ounce and higher sustaining capital and exploration spend.

Six months ended June 30, 2017 compared to 2016

Carlin, USA. Gold production increased 5% primarily due to higher ore grade mined at Leeville and mill throughput at Mill 6, partially offset by halted mining activity at the Silverstar mine due to the geotechnical issues in the fourth quarter of 2016. Costs applicable to sales per ounce decreased 7% due to higher ounces sold, a favorable strip ratio and lower stockpile and leach-pad inventory adjustments. Depreciation and amortization per ounce decreased 1% primarily due to higher ounces sold. All-in sustaining costs per ounce decreased 1% primarily due to lower cost applicable to sales per ounce partially offset by higher sustaining capital spend.

Phoenix, USA. Gold production increased 10% due to higher leach placement from mining in the Brooks pit at Lone Tree. Copper production decreased 10% primarily due to lower leach placement and lower recovery. Costs applicable to sales per ounce increased 4% primarily due to lower ounces sold due to timing of concentrate shipments. Costs applicable to sales per pound decreased 18% primarily due to lower leaching costs as a result of lower commodity consumption and lower co-product allocation of costs to copper, partially offset by lower pounds sold.  Depreciation and amortization per ounce decreased 14% primarily due to lower amortization rates. Depreciation and amortization per pound decreased 20% primarily due to lower amortization rates. All-in sustaining costs per ounce increased 8% primarily due to higher costs applicable to sales per ounce and higher sustaining capital and exploration spend. All-in sustaining costs per pound decreased 14% primarily due to lower costs applicable to sales per pound, partially offset by higher sustaining capital and exploration spend.

Twin Creeks, USA. Gold production decreased 18% due to lower ore grades mined and milled as a result of mine sequencing, and lower mill throughput as a result of lower mill availability. Costs applicable to sales per ounce increased 14% due to lower ounces sold. Depreciation and amortization per ounce increased 45% primarily due to lower ounces sold and higher leach pad inventory adjustments. All-in sustaining costs per ounce increased 16% due to higher costs applicable to sales per ounce.

Long Canyon, USA. Long Canyon achieved commercial production in November 2016.

CC&V, USA. Gold production increased 49% primarily due to a full year of ore placement at the Valley Leach Fill 2 leach pad and higher mill grade, throughput and recovery. Costs applicable to sales per ounce increased 7% primarily due to lower leach recoveries from the Valley Leach Fill 1 leach pad. Depreciation and amortization per ounce decreased 9% primarily due to higher ounces sold. All-in sustaining costs per ounce increased 10% primarily due to higher costs applicable to sales per ounce, higher sustaining capital and exploration spend.

South America Operations

	Gold or Copper		Costs Applicable		Depreciation and		All-In Sustaining
	Produced		to Sales (1)		Amortization		Costs (2)
	2017	2016	2017	2016	2017	2016	2017	2016
Three Months Ended June 30,	(ounces in thousands)		($ per ounce sold)		($ per ounce sold)		($ per ounce sold)
Yanacocha	120	156	$1,117	$773	$283	$381	$1,417	$1,123
Merian	121	—	533	—	217	—	600	—
Total / Weighted Average (3)	241	156	$825	$773	$263	$399	$1,075	$1,260
Yanacocha (48.65%)	(58)	(75)
Merian (25.00%)	(30)	—
Attributable to Newmont	153	81

	Gold or Copper		Costs Applicable		Depreciation and		All-In Sustaining
	Produced		to Sales (1)		Amortization		Costs (2)
	2017	2016	2017	2016	2017	2016	2017	2016
Six Months Ended June 30,	(ounces in thousands)		($ per ounce sold)		($ per ounce sold)		($ per ounce sold)
Yanacocha	258	336	$944	$743	$261	$384	$1,183	$1,027
Merian	226	—	491	—	206	—	561	—
Total / Weighted Average (3)	484	336	$736	$743	$250	$405	$960	$1,123
Yanacocha (48.65%)	(125)	(163)
Merian (25.00%)	(56)	—
Attributable to Newmont	303	173

(1)	Excludes Depreciation and amortization and Reclamation and remediation.
(2)	All-In Sustaining Costs is a non-GAAP financial measure. See Non-GAAP Financial Measures beginning on page 70.
(3)	All-In Sustaining Costs and Depreciation and amortization include expense for other regional projects.

Three months ended June 30, 2017 compared to 2016

Yanacocha, Peru. Gold production decreased 23% primarily due to lower leach tons placed and lower ore grade milled. Costs applicable to sales per ounce increased 45% primarily due to lower ounces sold. Depreciation and amortization per ounce decreased 26% due to a lower asset balance resulting from an impairment recorded in December 2016 and lower leach pad inventory adjustments, partially offset by lower ounces sold. All-in sustaining costs per ounce increased 26% primarily due to higher costs applicable to sales per ounce, partially offset by lower sustaining capital and advanced projects spend.

Merian, Suriname. Merian achieved commercial production in October 2016.

Six months ended June 30, 2017 compared to 2016

Yanacocha, Peru. Gold production decreased 23% primarily due to lower leach tons placed, lower ore grade and lower mill throughput, partially due to a commodity supply shortage resulting from extreme weather conditions along the Peruvian coast in the first quarter of 2017. Costs applicable to sales per ounce increased 27% due to lower ounces sold, partially offset by lower leach pad inventory adjustments. Depreciation and amortization per ounce decreased 32% due to a lower asset balance resulting from an impairment recorded in December 2016 and lower leach pad inventory adjustments, partially offset by lower ounces sold. All-in sustaining costs per ounce increased 15% primarily due to higher costs applicable to sales per ounce, partially offset by lower sustaining capital and advanced projects spend.

Merian, Suriname. Merian achieved commercial production in October 2016.

Australia Operations

	Gold or Copper		Costs Applicable		Depreciation and		All-In Sustaining
	Produced		to Sales (1)		Amortization		Costs (2)
	2017	2016	2017	2016	2017	2016	2017	2016
Three Months Ended June 30,
Gold	(ounces in thousands)		($ per ounce sold)		($ per ounce sold)		($ per ounce sold)
Boddington	212	192	$697	$716	$137	$143	$791	$798
Tanami	98	142	592	449	153	163	745	604
Kalgoorlie	91	96	611	692	56	49	667	802
Total/Weighted-Average (3)	401	430	$652	$621	$125	$132	$779	$758

Copper	(pounds in millions)		($ per pound sold)		($ per pound sold)		($ per pound sold)
Boddington	22	19	$1.27	$1.83	$0.27	$0.35	$1.55	$2.11

Copper	(tonnes in thousands)
Boddington	10	8

	Gold or Copper		Costs Applicable		Depreciation and		All-In Sustaining
	Produced		to Sales (1)		Amortization		Costs (2)
	2017	2016	2017	2016	2017	2016	2017	2016
Six Months Ended June 30,
Gold	(ounces in thousands)		($ per ounce sold)		($ per ounce sold)		($ per ounce sold)
Boddington	414	381	$681	$700	$139	$144	$780	$787
Tanami	172	246	621	502	178	171	770	669
Kalgoorlie	175	189	615	714	52	52	684	804
Total/Weighted-Average (3)	761	816	$651	$642	$132	$138	$778	$773

Copper	(pounds in millions)		($ per pound sold)		($ per pound sold)		($ per pound sold)
Boddington	41	36	$1.29	$1.72	$0.26	$0.34	$1.55	$2.00

Copper	(tonnes in thousands)
Boddington	19	16

(1)	Excludes Depreciation and amortization and Reclamation and remediation.
(2)	All-In Sustaining Costs is a non-GAAP financial measure. See Non-GAAP Financial Measures beginning on page 70.
(3)	All-In Sustaining Costs and Depreciation and amortization include expense for other regional projects.

Three months ended June 30, 2017 compared to 2016

Boddington, Australia. Gold production increased 10% primarily due to higher mill throughput, partially offset by lower ore grade milled. Copper production increased 16% primarily due to higher mill ore grade and throughput, partially offset by lower recovery. Costs applicable to sales per ounce decreased 3% primarily due to higher ounces sold, partially offset by higher oil prices and a higher co-product allocation of costs to gold.  Costs applicable to sales per pound decreased 31% primarily due to higher copper pounds sold and a lower co-product allocation of costs to copper, partially offset by higher oil prices. Depreciation and amortization per ounce decreased 4% primarily due to higher ounces sold partially offset by a higher co-product allocation of costs to gold.  Depreciation and amortization per pound decreased 23% primarily due to higher copper pounds sold and a lower co-product allocation of costs to copper. All-in sustaining costs per ounce decreased 1% primarily due to lower cost applicable to sales per ounce sold, partially offset by higher sustaining capital and advanced project spend. All-in sustaining costs per pound decreased 27% primarily due to lower cost applicable to sales per pound sold.

Tanami, Australia. Gold production decreased 31% primarily due to lower mill ore grade, throughput and recovery, partially offset by a draw-down of in-circuit inventory. Costs applicable to sales per ounce increased 32% primarily due to lower ounces sold, higher oil prices, lower capital development and higher pastefill activity. Depreciation and amortization per ounce decreased 6% primarily due to lower amortization rates. All-in sustaining costs per ounce increased 23% primarily due to higher costs applicable to sales per ounce sold, partially offset by lower exploration spend.

Kalgoorlie, Australia. Gold production decreased 5% primarily due to a build-up of in-circuit inventory compared to a draw-down in the prior year, lower mill ore grade and recovery, partially offset by higher mill throughput. Costs applicable to sales per ounce decreased 12% primarily due to a favorable strip ratio, lower milling and selling costs, partially offset by lower ounces sold and higher oil prices. Depreciation and amortization per ounce increased 14% primarily due to lower ounces sold. All-in sustaining costs per ounce decreased 17% primarily due to lower costs applicable to sales per ounce sold, lower treatment and refining costs and lower sustaining capital spend.

Six months ended June 30, 2017 compared to 2016

Boddington, Australia. Gold production increased 9% primarily due to higher mill ore grade and throughput. Copper production increased 14% primarily due to higher mill ore grade and throughput, partially offset by lower recovery. Costs applicable to sales per ounce decreased 3% primarily due to higher ounces sold, partially offset by higher oil prices, an unfavorable Australian dollar foreign currency exchange rate and a higher co-product allocation of costs to gold.  Costs applicable to sales per pound decreased 25% primarily due to higher copper pounds sold and a lower co-product allocation of costs to copper, partially offset by higher oil prices and an unfavorable Australian dollar foreign currency exchange rate. Depreciation and amortization per ounce decreased 3% primarily due to higher ounces sold, partially offset by a higher co-product allocation of costs to gold.  Depreciation and amortization per pound decreased 24% primarily due to higher copper pounds sold and a lower co-product allocation of costs to copper. All-in sustaining costs per ounce decreased 1% primarily due to lower cost applicable to sales per ounce sold, partially offset by higher sustaining capital and advanced project spend. All-in sustaining costs per pound decreased 23% primarily due to lower costs applicable to sales per pound sold, lower treatment and refining costs and lower sustaining capital spend.

Tanami, Australia. Gold production decreased 30% primarily due to lower mill ore grade, throughput and recovery, partially offset by a draw-down of in-circuit inventory. Throughput was lower primarily due to the mill being placed into care and maintenance for the majority of February 2017 following record high rainfall that blocked transport routes, limiting access to fuel and other resources. Costs applicable to sales per ounce increased 24% primarily due to lower ounces sold, higher oil prices, an unfavorable Australian dollar foreign currency exchange rate and lower capital development, partially offset by lower pastefill activity. Depreciation and amortization per ounce increased 4% primarily due to lower ounces sold. All-in sustaining costs per ounce increased 15% primarily due to higher costs applicable to sales per ounce sold, partially offset by lower exploration and advanced project spend.

Kalgoorlie, Australia. Gold production decreased 7% primarily due to a build-up of in-circuit inventory compared to a draw-down in the prior year, lower mill ore grade and recovery, partially offset by higher mill throughput. Costs applicable to sales per ounce decreased 14% primarily due to a favorable strip ratio, lower milling costs, selling costs and site support costs, partially offset by lower ounces sold, higher oil prices and an unfavorable Australian dollar foreign currency exchange rate. Depreciation and amortization per ounce was in line with prior year. All-in sustaining costs per ounce decreased 15% primarily due to lower costs applicable to sales per ounce sold and lower treatment and refining costs, partially offset by higher sustaining capital and exploration spend.

Africa Operations

	Gold or Copper		Costs Applicable		Depreciation and		All-In Sustaining
	Produced		to Sales (1)		Amortization		Costs (2)
	2017	2016	2017	2016	2017	2016	2017	2016
Three Months Ended June 30,	(ounces in thousands)		($ per ounce sold)		($ per ounce sold)		($ per ounce sold)
Ahafo	88	90	$674	$649	$169	$182	$944	$923
Akyem	132	115	557	489	305	276	618	574
Total / Weighted Average (3)	220	205	$605	$560	$250	$234	$795	$733

	Gold or Copper		Costs Applicable		Depreciation and		All-In Sustaining
	Produced		to Sales (1)		Amortization		Costs (2)
	2017	2016	2017	2016	2017	2016	2017	2016
Six Months Ended June 30,	(ounces in thousands)		($ per ounce sold)		($ per ounce sold)		($ per ounce sold)
Ahafo	182	178	$743	$655	$208	$179	$934	$888
Akyem	258	229	523	483	287	263	593	570
Total / Weighted Average (3)	440	407	$615	$558	$254	$227	$773	$716

(1)	Excludes Depreciation and amortization and Reclamation and remediation.
(2)	All-In Sustaining Costs is a non-GAAP financial measure. See Non-GAAP Financial Measures beginning on page 70.
(3)	All-In Sustaining Costs and Depreciation and amortization include expense for other regional projects.

Three months ended June 30, 2017 compared to 2016

Ahafo, Ghana. Gold production decreased 2% due to lower throughput, partially offset by higher mill grade and recovery. Costs applicable to sales per ounce increased 4% due to lower ounces sold and higher mill maintenance costs, partially offset by lower oil prices. Depreciation and amortization per ounce decreased 7% due to lower amortization rates partially offset by lower ounces sold. All-in sustaining costs per ounce increased 2% primarily due to higher cost applicable to sales per ounce and higher exploration spend partially offset by lower sustaining capital spend.

Akyem, Ghana. Gold production increased 15% due to a higher drawdown of in-circuit inventory as well as higher mill throughput, ore grade and recovery. Costs applicable to sales per ounce increased 14% primarily due to stockpile inventory adjustments in the current year and an unfavorable strip ratio, partially offset by higher ounces sold and lower oil prices. Depreciation and amortization per ounce increased 11% due to stockpile inventory adjustments in the current year, partially offset by higher ounces sold. All-in sustaining costs per ounce increased 8% due to higher cost applicable to sales, partially offset by lower sustaining capital and exploration spend.

Six months ended June 30, 2017 compared to 2016

Ahafo, Ghana. Gold production increased 2% due to higher mill grade and recovery and a draw-down of in-circuit inventory, partially offset by lower mill throughput. Costs applicable to sales per ounce increased 13% due to higher stockpile inventory adjustments, partially offset by higher ounces sold and lower oil prices. Depreciation and amortization per ounce increased 16% due to higher stockpile inventory adjustments, partially offset by higher ounces sold. All-in sustaining costs per ounce increased 5% primarily due to higher costs applicable to sales per ounce, partially offset by lower sustaining capital and advanced project spend.

Akyem, Ghana. Gold production increased 13% due to higher mill grade, throughput and recovery, as well as a higher draw-down of in-circuit inventory. Costs applicable to sales per ounce increased 8% primarily due to stockpile inventory adjustments in the current year and an unfavorable strip ratio, partially offset by higher ounces sold and lower oil prices. Depreciation and amortization per ounce increased 9% due to stockpile inventory adjustments in the current year, partially offset by higher ounces sold. All-in sustaining costs per ounce increased 4% due to higher cost applicable to sales, partially offset by lower sustaining capital and exploration spend.

Discontinued Operations

Gold or Copper
Produced
Three Months Ended June 30, 2016
Gold	(ounces in thousands)
Batu Hijau	189
Attributable to Newmont (48.5%)	92

Copper	(pounds in millions)
Batu Hijau	115
Attributable to Newmont (48.5%)	56

Copper	(tonnes in thousands)
Batu Hijau	53
Attributable to Newmont (48.5%)	25

Gold or Copper
Produced
Six Months Ended June 30, 2016
Gold	(ounces in thousands)
Batu Hijau	381
Attributable to Newmont (48.5%)	185

Copper	(pounds in millions)
Batu Hijau	228
Attributable to Newmont (48.5%)	111

Copper	(tonnes in thousands)
Batu Hijau	104
Attributable to Newmont (48.5%)	50

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

Our foreign operations sell their gold and copper production based on U.S. dollar metal prices. Approximately 35% and 30% of Costs applicable to sales for our foreign operations were paid in currencies other than the U.S. dollar during the three months ended June 30, 2017 and 2016, respectively, of which approximately 30% was denominated in the Australian dollar in the current year. Approximately 33% and 28% of Costs applicable to sales for our foreign operations were paid in currencies other than the U.S. dollar during the six months ended June 30, 2017 and 2016, respectively, of which approximately 28% was denominated in the Australian dollar in the current year. Variations in the local currency exchange rates in relation to the U.S. dollar at our foreign mining operations had a minimal impact on Costs applicable to sales on a per ounce basis, net of hedging losses, during the three and six months ended June 30, 2017, compared to the same periods in 2016.

Liquidity and Capital Resources

We have a disciplined cash management strategy of maintaining financial flexibility to execute our capital priorities and provide long-term value to our shareholders. Consistent with that strategy, we aim to self-fund development projects and make strategic partnerships focused on profitable growth, while reducing our debt and returning cash to stockholders through dividends.

At June 30, 2017, the Company had $3,105 in Cash and cash equivalents, of which $999 was held in foreign subsidiaries and is primarily held in U.S. dollar denominated accounts with the remainder in foreign currencies readily convertible to U.S. dollars. At June 30, 2017, $347 of the consolidated cash and cash equivalents was attributable to noncontrolling interests primarily related to our Peru and Suriname operations which is being held to fund those operations and development projects. At June 30, 2017, $928 in consolidated cash and cash equivalents ($588  attributable to Newmont) was held at certain foreign subsidiaries that, if repatriated, may be subject to withholding taxes. The repatriation of this cash and the applicable withholding taxes would generate foreign tax credits in the U.S. As a result, we expect that there would be no additional tax burden upon repatriation after considering the cash cost associated with the withholding taxes. We believe that our liquidity and capital resources from U.S. operations and flow-through foreign subsidiaries are adequate to fund our U.S. operations and corporate activities.

We believe our existing consolidated cash and cash equivalents, available capacity on our debt revolver, and cash generated from continuing operations will be adequate to satisfy working capital needs, fund future growth, meet debt obligations, pay dividends and meet other liquidity requirements for the foreseeable future. At June 30, 2017, no borrowings were outstanding under our debt revolver.

Liquidity Overview

During the six months ended June 30, 2017, our cash and cash equivalents increased from $2,756 to $3,105. The net cash inflow of $349 was primarily provided by operating cash flows from continuing operations of $908, partially offset by cash used for additions to property, plant and mine development of $363, purchases of investments of $113, dividends paid to common stockholders of $54 and net distributions to our noncontrolling partners at Merian of $34.

During the six months ended June 30, 2016, our cash and cash equivalents decreased from $2,363 to $2,181. The net cash outflow of $182 was primarily used for $563 of additions to property, plant and mine development, $501 of debt repayments at Corporate, and $146 of dividends paid to noncontrolling partners at Yanacocha. These outflows were partially offset by operating cash flows from continuing operations of $825 in addition to proceeds received from the sale of Regis of $184 and net funding from our noncontrolling partners at Merian of $50.

In July 2017, our 2017 Convertible Senior Notes matured, resulting in a principal payment of $575.

Our Condensed Consolidated Statements of Cash Flows are summarized as follows:

	Six Months Ended
	June 30,
	2017	2016
Net cash provided by (used in) operating activities of continuing operations	$908	$825
Net cash provided by (used in) operating activities of discontinued operations	(9)	478
Net cash provided by (used in) operating activities	$899	$1,303

Net cash provided by (used in) investing activities of continuing operations	$(446)	$(377)
Net cash provided by (used in) investing activities of discontinued operations	—	(28)
Net cash provided by (used in) investing activities	$(446)	$(405)

Net cash provided by (used in) financing activities of continuing operations	$(107)	$(629)
Net cash provided by (used in) financing activities of discontinued operations	—	(153)
Net cash provided by (used in) financing activities	$(107)	$(782)

Operating Activities

Net cash provided by (used in) operating activities of continuing operations was $908 during the six months ended June 30, 2017, an increase of $83 from the six months ended June 30, 2016, primarily due to higher sales volumes due to production at Merian, Long Canyon and the CC&V expansion and higher average realized copper prices, partially offset by adverse weather conditions at Tanami and Yanacocha and higher operating costs.

Investing Activities

Net cash provided by (used in) investing activities of continuing operations was $(446) and $(377) during the six months ended June 30, 2017 and 2016, respectively. Details of investing activities are below:

Additions to property, plant and mine development were $363 and $563 during the six months ended June 30, 2017 and 2016, respectively, as follows:

	Six Months Ended
	June 30,
	2017	2016
North America:
Carlin	$96	$79
Phoenix	10	7
Twin Creeks	17	20
Long Canyon	7	73
CC&V	8	36
Other North America	3	2
	141	217
South America:
Yanacocha	20	38
Merian	38	142
	58	180
Australia:
Boddington	29	23
Tanami	52	57
Kalgoorlie	8	8
Other Australia	3	—
	92	88
Africa:
Ahafo	53	39
Akyem	12	10
	65	49
Corporate and Other	4	4
Accrual basis	360	538
Decrease (increase) in accrued capital expenditures and other non-cash adjustments	3	25
Cash basis	$363	$563

Of the $363 of capital expenditures during the six months ended June 30, 2017, $106 was for development projects predominantly comprised of:

•	$7 in North America primarily related to Long Canyon;
•	$30 in South America primarily related to Merian;
•	$29 in Australia primarily related to the Tanami expansion project; and
•	$36 in Africa primarily related to the Subika Underground project and Ahafo Mill Expansion.

The remaining $257 was for sustaining capital expenditures predominantly comprised of:

•	$134 in North America primarily related to surface and underground mine development, tailings facility construction and capitalized component purchases;
•	$28 in South America primarily related to the construction of water treatment facilities, a tailings facility expansion, capitalized component purchases and infrastructure improvements;
•	$63 in Australia primarily related to equipment and capitalized component purchases, underground mine development and tailings and support facilities; and
•	$29 in Africa primarily related to water treatment plant construction, a tailings facility expansion, purchase of mining equipment and capitalized component purchases.

Of the $563 of capital expenditures during the six months ended June 30, 2016, $316 was for development projects predominantly comprised of:

•	$117 in North America primarily related to the Long Canyon project and the CC&V expansion project;

•	$142 in South America primarily related to the Merian project;
•	$22 in Australia primarily related to the Tanami expansion project; and
•	$11 in Africa primarily related to the Subika Underground project and Ahafo Mill Expansion.

The remaining $247 was for sustaining capital expenditures predominantly comprised of:

•	$100 in North America primarily related to tailings facility construction and capitalized component purchases;
•	$38 in South America primarily related to construction of water treatment facilities, capitalized component purchases and infrastructure improvements;
•	$66 in Australia primarily related to mining equipment purchases, underground mine development, tailings and support facility construction and capitalized component purchases; and
•	$38 in Africa primarily related to water treatment plant construction, providing supplemental power capacity, a tailings facility expansion and capitalized component purchases.

Refer to the discussion above regarding our global project pipeline discussion for additional details.

Purchase of investments. During the six months ended June 30, 2017, we paid $109 for a 19.9% interest in Continental Gold, who is developing the high-grade Buriticá gold project in Columbia. We paid $4 through a private placement with Goldstrike Resources, which secures rights to explore and develop the Plateau property located in a highly prospective mineralized trend in Canada’s Yukon Territory. See Note 15 to the Condensed Consolidated Financial Statements.

Proceeds from sales of investments. During the six months ended June 30, 2017, we received $19 from the redemption of marketable debt securities. During the six months ended June 30, 2016, we received $184 from the sale of Regis.

Financing Activities

Net cash provided by (used in) financing activities of continuing operations was $(107) and $(629) during the six months ended June 30, 2017 and 2016, respectively. Details of financing activities are below:

Distributions to noncontrolling interests. During the six months ended June 30, 2017, distributions of $80, were made by Merian to Staatsolie Maatschappij Suriname N.V. (“Staatsolie”) (a company wholly owned by the Republic of Suriname). There were no distributions prior to Merian achieving commercial production in October 2016.

Funding from noncontrolling interests. During the six months ended June 30, 2017, we received $46 in funding related to the ongoing operations of Merian from Staatsolie. During the six months ended June 30, 2016, we received $50 in funding for the development of Merian from Staatsolie.

Dividends paid to common stockholders. We declared regular quarterly dividends totaling $0.100 and $0.050 per common share for the six months ended June 30, 2017 and 2016, respectively. We paid dividends of $54 and $27 to common stockholders during the six months ended June 30, 2017 and 2016, respectively.

Payments for withholding of employee taxes related to stock-based compensation. We paid $13 and $4 for withholding of employee taxes related to stock-based compensation for the six months ended June 30, 2017 and 2016, respectively.

Repayment of debt. During the six months ended June 30, 2016, we used $501 for debt repayments, of which $498 related to reductions of Senior Notes.

The only scheduled minimum debt repayment for 2017 of $575 was paid with cash on hand in July 2017. Remaining scheduled minimum debt repayments are $- in 2018, $626 in 2019, $- in 2020, $- in 2021 and $3,466 thereafter. Scheduled minimum capital lease repayments are $4 for the remainder of 2017, $4 in 2018, $3 in 2019, $1 in

2020, $1 in 2021 and $2 thereafter. We expect to fund maturities of debt from Net cash provided by (used in) operating activities of continuing operations, current investments, existing cash balances and available credit facilities. Depending upon market conditions and strategic considerations, we may choose to purchase or refinance some maturing debt in the capital markets.

At June 30, 2017, we were in compliance with all debt covenants and provisions related to potential defaults.

Dividends paid to noncontrolling interests. During the six months ended June 30, 2016, Yanacocha paid dividends of $146 to noncontrolling interests.

Discontinued Operations

Net cash provided by (used in) operating activities of discontinued operations was $(9) and $478 during the six months ended June 30, 2017 and 2016, respectively, of which $(3) is related to closing costs for the sale of Batu Hijau and $483 is related to the operating activities at Batu Hijau, respectively, and $6 and $5, respectively, related to payments on the Holt royalty obligation.

Net cash provided by (used in) investing activities of discontinued operations was $(28) during the six months ended June 30, 2016 and related to sustaining capital spend for equipment and capitalized component purchases at Batu Hijau.

Net cash provided by (used in) financing activities of discontinued operations was $(153) during the six months ended June 30, 2016 and related to debt repayments and an increase in restricted cash at Batu Hijau.

Off-Balance Sheet Arrangements

We have the following off-balance sheet arrangements: operating leases (as discussed in Note 27 to the Consolidated Financial Statements for the year ended December 31, 2016, filed on February 21, 2017 on Form 10-K) and $2,270 of outstanding surety bonds, bank letters of credit and bank guarantees (see Note 24 to the Condensed Consolidated Financial Statements). At June 30, 2017, $80 of the $3,000 corporate revolving credit facility was used to secure the issuance of letters of credit, primarily supporting reclamation obligations.

We also have sales agreements or non-binding commitments to sell copper and gold concentrates at market prices as follows (in thousands of tonnes):

	2017	2018	2019	2020	2021	Thereafter
Phoenix	58	55	55	47	45	208
Boddington	110	197	80	80	60	240
	168	252	135	127	105	448

Environmental

Our mining and exploration activities are subject to various federal and state laws and regulations governing the protection of the environment. We have made, and expect to make in the future, expenditures to comply with such laws and regulations, but cannot predict the full amount of such future expenditures. At June 30, 2017 and December 31, 2016, $1,846 and $1,792, respectively, were accrued for reclamation costs relating to currently or recently producing or development stage mineral properties, of which $37 and $28, respectively, was classified as current liabilities.

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

In addition, we are involved in several matters concerning environmental obligations associated with former mining activities. Based upon our best estimate of our liability for these matters, at June 30, 2017 and December 31, 2016, $283 and $298 were accrued for such obligations, respectively, of which $32 and $33 was classified as current liabilities. During the six months ended June 30, 2017 and 2016, we spent $21 and $10, respectively, for environmental obligations related to the former, primarily historic, mining activities.

During the six months ended June 30, 2017 and 2016, capital expenditures were approximately $31 and $29, respectively, to comply with environmental regulations.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Net income (loss) attributable to Newmont stockholders	$177	$23	$223	$75
Net income (loss) attributable to noncontrolling interests	(26)	39	(14)	122
Net loss (income) from discontinued operations (1)	15	(64)	38	(223)
Equity loss (income) of affiliates	3	5	5	10
Income and mining tax expense (benefit)	167	238	277	465
Depreciation and amortization	308	281	601	557
Interest expense, net	64	66	131	140
EBITDA	$708	$588	$1,261	$1,146
Adjustments:
Loss (gain) on asset and investment sales (2)	$(14)	$—	$(16)	$(104)
Restructuring and other (3)	1	6	8	19
Acquisition costs (4)	3	2	5	2
Reclamation and remediation charges (5)	—	—	3	—
Impairment of long-lived assets (6)	—	4	3	4
Loss on debt repayment (7)	—	—	—	3
Adjusted EBITDA	$698	$600	$1,264	$1,070

(1)

Net loss (income) from discontinued operations relates to (i) adjustments in our Holt royalty obligation, presented net of tax expense (benefit) of $(8), $(12), $(21) and $(23), respectively, and (ii) Batu Hijau operations, presented net of tax expense (benefit) of $-, $71, $- and $168, respectively. For additional information regarding our discontinued operations, see Note 3 to our Condensed Consolidated Financial Statements.

(2)

Loss (gain) on asset and investment sales, included in Other income, net, primarily represents a gain from the exchange of our interest in the Fort á la Corne joint venture for equity ownership in Shore Gold in June 2017, the sale of our holdings in Regis in March 2016 and other gains or losses on asset sales.

(3)

Restructuring and other, included in Other expense, net, primarily represents certain costs associated with severance and outsourcing costs, accrued legal costs in our Africa region in 2016 and system integration costs in 2016 related to our acquisition of CC&V in August 2015.

(4)	Acquisition costs, included in Other expense, net, represent adjustments to the contingent consideration liability from the acquisition of Boddington.
(5)	Reclamation and remediation charges, included in Reclamation and remediation, represent revisions to remediation plans at the Company’s former historic mining operations.
(6)	Impairment of long-lived assets, included in Other expense, net, represents non-cash write-downs of long-lived assets.
(7)	Loss on debt repayment, included in Other income, net, represents the impact from the debt tender offer on our 2019 Senior Notes and 2039 Senior Notes during the first quarter of 2016.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Net income (loss) attributable to Newmont stockholders	$177	$23	$223	$75
Net loss (income) attributable to Newmont stockholders from discontinued operations (1)	15	(9)	38	(73)
Net income (loss) attributable to Newmont stockholders from continuing operations	192	14	261	2
Loss (gain) on asset and investment sales (2)	(14)	—	(16)	(104)
Restructuring and other, net (3)	1	5	7	17
Acquisition costs (4)	3	2	5	2
Reclamation and remediation charges (5)	—	—	3	—
Impairment of long-lived assets, net (6)	—	3	2	3
Loss on debt repayment (7)	—	—	—	3
Tax effect of adjustments (8)	3	(6)	(1)	(12)
Valuation allowance and other tax adjustments (9)	63	137	120	373
Adjusted net income (loss)	$248	$155	$381	$284

Net income (loss) per share, basic	$0.33	$0.04	$0.42	$0.14
Net loss (income) attributable to Newmont stockholders from discontinued operations	0.03	(0.02)	0.07	(0.14)
Net income (loss) attributable to Newmont stockholders from continuing operations	0.36	0.02	0.49	—
Loss (gain) on asset and investment sales	(0.03)	—	(0.03)	(0.20)
Restructuring and other, net	—	0.01	0.01	0.03
Acquisition costs	0.01	—	0.01	—
Reclamation and remediation charges	—	—	0.01	—
Impairment of long-lived assets, net	—	—	—	—
Loss on debt repayment	—	—	—	0.01
Tax effect of adjustments	0.01	(0.01)	—	(0.02)
Valuation allowance and other tax adjustments	0.11	0.28	0.22	0.72
Adjusted net income (loss) per share, basic	$0.46	$0.30	$0.71	$0.54

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Net income (loss) per share, diluted	$0.33	$0.04	$0.42	$0.14
Net loss (income) attributable to Newmont stockholders from discontinued operations	0.03	(0.02)	0.07	(0.14)
Net income (loss) attributable to Newmont stockholders from continuing operations	0.36	0.02	0.49	—
Loss (gain) on asset and investment sales	(0.03)	—	(0.03)	(0.20)
Restructuring and other, net	—	0.01	0.01	0.03
Acquisition costs	0.01	—	0.01	—
Reclamation and remediation charges	—	—	0.01	—
Impairment of long-lived assets, net	—	—	—	—
Loss on debt repayment	—	—	—	0.01
Tax effect of adjustments	0.01	(0.01)	—	(0.02)
Valuation allowance and other tax adjustments	0.11	0.27	0.22	0.71
Adjusted net income (loss) per share, diluted	$0.46	$0.29	$0.71	$0.53

Weighted average common shares (millions):
Basic	533	531	533	530
Diluted	535	533	534	532

(1)

Net loss (income) attributable to Newmont stockholders from discontinued operations relates to (i) adjustments in our Holt royalty obligation, presented net of tax expense (benefit) of $(8), $(12), $(21) and $(23), respectively, and (ii) Batu Hijau operations, presented net of tax expense (benefit) of $-, $71, $- and $168, respectively, and income (loss) attributable to noncontrolling interests of $-, $55, $- and $150, respectively. Amounts are presented net of tax expense (benefit) in order to conform to our Condensed Consolidated Statements of Operations, as required under U.S. GAAP. For additional information regarding our discontinued operations, see Note 3 to our Condensed Consolidated Financial Statements.

(2)

Loss (gain) on asset and investment sales, included in Other income, net, primarily represents a gain from the exchange of our interest in the Fort á la Corne joint venture for equity ownership in Shore Gold in June 2017, the sale of our holdings in Regis in March 2016 and other gains or losses on asset sales.

(3)

Restructuring and other, net, included in Other expense, net, primarily represents certain costs associated with severance and outsourcing costs, accrued legal costs in our Africa region in 2016 and system integration costs in 2016 related to our acquisition of CC&V in August 2015. Amounts are presented net of income (loss) attributable to noncontrolling interests of $-, $(1), $(1) and $(2), respectively.

(4)	Acquisition costs, included in Other expense, net, represent adjustments to the contingent consideration liability from the acquisition of Boddington.
(5)	Reclamation and remediation charges, included in Reclamation and remediation, represent revisions to remediation plans at the Company’s former historic mining operations.
(6)

Impairment of long-lived assets, net, included in Other expense, net, represents non-cash write-downs of long-lived assets. Amounts are presented net of income (loss) attributable to noncontrolling interests of $-, $(1), $(1) and $(1), respectively.

(7)	Loss on debt repayment, included in Other income, net, represents the impact from the debt tender offer on our 2019 Senior Notes and 2039 Senior Notes during the first quarter of 2016.
(8)

The tax effect of adjustments, included in Income and mining tax benefit (expense),  represents the tax effect of adjustments in footnotes (2) through (7), as described above, and are calculated using the Company's statutory tax rate of 35%.

(9)

Valuation allowance and other tax adjustments, included in Income and mining tax benefit (expense), predominantly represent adjustments to remove the impact of our valuation allowances for items such as foreign tax credits, alternative minimum tax credits, capital losses and disallowed foreign losses. We believe that these valuation allowances cause significant fluctuations in our financial results that are not indicative of our underlying financial performance. The adjustments in the three and six months ended June 30, 2017 are due to increases in tax credit carryovers subject to valuation allowance of $68 and $135, respectively, partially offset by other tax adjustments of $5 and $15, respectively. The adjustments in the three and six months ended June 30, 2016 are due to a tax restructuring of $170 during the first quarter, a carryback of 2015 tax loss to prior years of $124 during the second quarter, increases to valuation allowance on tax credit carryovers of $2 and $62, respectively, and other tax adjustments of $11 and $17, respectively.

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

	Six Months Ended June 30,
	2017	2016
Net cash provided by (used in) operating activities	$899	$1,303
Less: Net cash used in (provided by) operating activities of discontinued operations	9	(478)
Net cash provided by (used in) operating activities of continuing operations	908	825
Less: Additions to property, plant and mine development	(363)	(563)
Free Cash Flow	$545	$262

Net cash provided by (used in) investing activities (1)	$(446)	$(405)
Net cash provided by (used in) financing activities	$(107)	$(782)

(1)	Net cash provided by (used in) investing activities includes Additions to property, plant and mine development, which is included in the Company’s computation of Free Cash Flow.

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

The following tables reconcile these non-GAAP measures to the most directly comparable GAAP measures.

Costs applicable to sales per ounce

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Costs applicable to sales (1)	$955	$847	$1,849	$1,653
Gold sold (thousand ounces)	1,439	1,281	2,740	2,466
Costs applicable to sales per ounce	$664	$661	$675	$670

(1)	Includes by-product credits of $16 and $26 during the three and six months ended June 30, 2017, respectively, and $10 and $19 during the three and six months ended June 30, 2016, respectively.

Costs applicable to sales per pound

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Costs applicable to sales (1)	$44	$55	$83	$100
Copper sold (million pounds)	32	29	58	54
Costs applicable to sales per pound	$1.38	$1.90	$1.43	$1.85

(1)	Includes by-product credits of $2 and $3 during the three and six months ended June 30, 2017, respectively, and $2 and $3 during the three and six months ended June 30, 2016, respectively.

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

Other expense, net. Includes certain administrative costs to support current gold production. We exclude certain exceptional or unusual expenses from Other expense, net, such as restructuring, as these are not indicative to sustaining our current operations. Furthermore, this adjustment to Other expense, net is also consistent with the nature of the adjustments made to Net income (loss) attributable to Newmont stockholders as disclosed in the Company’s non-GAAP financial measure Adjusted net income (loss). The allocation of these costs to gold and copper is determined using the same allocation used in the allocation of CAS between gold and copper at the Phoenix and Boddington mines.

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

			Advanced
			Projects,
			Research and			Treatment				All-In
	Costs		Development	General	Other	and		All-In	Ounces	Sustaining
Three Months Ended	Applicable	Reclamation	and	and	Expense,	Refining	Sustaining	Sustaining	(000)/Pounds	Costs per
June 30, 2017	to Sales (1)(2)(3)	Costs (4)	Exploration(5)	Administrative	Net (6)	Costs	Capital (7)	Costs	(millions) Sold	oz/lb
Gold
Carlin	$170	$2	$5	$—	$—	$—	$48	$225	222	$1,014
Phoenix	46	2	3	—	—	3	3	57	57	1,000
Twin Creeks	61	1	2	—	—	—	10	74	124	597
Long Canyon	13	1	—	—	—	—	—	14	45	311
CC&V	74	1	3	1	—	—	4	83	132	629
Other North America	—	—	9	—	2	—	—	11	—	—
North America	364	7	22	1	2	3	65	464	580	800

Yanacocha	134	19	5	1	3	—	8	170	120	1,417
Merian	64	—	4	—	—	—	4	72	120	600
Other South America	—	—	12	3	1	—	—	16	—	—
South America	198	19	21	4	4	—	12	258	240	1,075

Boddington	147	2	1	—	—	5	12	167	211	791
Tanami	58	—	1	—	—	—	14	73	98	745
Kalgoorlie	55	—	1	—	—	—	4	60	90	667
Other Australia	—	—	7	2	—	—	2	11	—	—
Australia	260	2	10	2	—	5	32	311	399	779

Ahafo	60	1	9	—	2	—	12	84	89	944
Akyem	73	3	1	—	1	—	3	81	131	618
Other Africa	—	—	6	4	—	—	—	10	—	—
Africa	133	4	16	4	3	—	15	175	220	795

Corporate and Other	—	—	14	47	1	—	2	64	—	—
Total Gold	$955	$32	$83	$58	$10	$8	$126	$1,272	1,439	$884

Copper
Phoenix	$16	$—	$—	$—	$—	$—	$4	$20	10	$2.00
Boddington	28	1	—	—	—	4	1	34	22	1.55
Total Copper	$44	$1	$—	$—	$—	$4	$5	$54	32	$1.69

Consolidated	$999	$33	$83	$58	$10	$12	$131	$1,326

(1)	Excludes Depreciation and amortization and Reclamation and remediation.
(2)	Includes by-product credits of $18.
(3)	Includes stockpile and leach pad inventory adjustments of $24 at Yanacocha, $9 at Carlin, $8 at Twin Creeks and $5 at Akyem.
(4)	Reclamation costs include operating accretion of $21 and amortization of asset retirement costs of $12.
(5)

Advanced projects, research and development and Exploration of $5 at Long Canyon, $5 at Tanami, $1 at Ahafo, $4 at Akyem and $3 at Yanacocha are recorded in “Other” of the respective region for development projects.

(6)	Other expense, net is adjusted for acquisition costs of $3 and restructuring and other costs of $1.
(7)

Excludes development capital expenditures, capitalized interest and changes in accrued capital, totaling $52. The following are major development projects: Merian, Subika Underground, and the Tanami and Ahafo mill expansions.

			Advanced
			Projects,
			Research and			Treatment				All-In
	Costs		Development	General	Other	and		All-In	Ounces	Sustaining
Three Months Ended	Applicable	Reclamation	and	and	Expense,	Refining	Sustaining	Sustaining	(000)/Pounds	Costs per
June 30, 2016	to Sales (1)(2)(3)	Costs (4)	Exploration(5)	Administrative	Net (6)	Costs	Capital (7)	Costs	(millions) Sold	oz/lb
Gold
Carlin	$184	$1	$4	$2	$—	$—	$38	$229	203	$1,128
Phoenix	39	1	1	1	—	2	3	47	50	940
Twin Creeks	58	1	2	—	—	—	12	73	115	635
Long Canyon	—	—	—	—	—	—	—	—	—	—
CC&V	58	1	1	1	—	—	2	63	115	548
Other North America	—	—	12	—	—	1	2	15	—	—
North America	339	4	20	4	—	3	57	427	483	884

Yanacocha	120	14	11	2	1	1	24	173	154	1,123
Merian	—	—	—	—	—	—	—	—	—	—
Other South America	—	—	21	—	—	—	—	21	—	—
South America	120	14	32	2	1	1	24	194	154	1,260

Boddington	141	2	—	—	—	5	10	158	198	798
Tanami	64	—	3	—	—	—	20	87	144	604
Kalgoorlie	67	1	2	—	—	2	5	77	96	802
Other Australia	—	—	2	5	2	—	1	10	—	—
Australia	272	3	7	5	2	7	36	332	438	758

Ahafo	60	1	7	—	—	—	16	84	91	923
Akyem	56	2	3	—	—	—	5	66	115	574
Other Africa	—	—	—	1	—	—	—	1	—	—
Africa	116	3	10	1	—	—	21	151	206	733

Corporate and Other	—	—	13	50	—	—	3	66	—	—
Total Gold	$847	$24	$82	$62	$3	$11	$141	$1,170	1,281	$913

Copper
Phoenix	$22	$—	$—	$—	$—	$1	$2	$25	11	$2.27
Boddington	33	—	—	—	—	3	2	38	18	2.11
Total Copper	$55	$—	$—	$—	$—	$4	$4	$63	29	$2.17

Consolidated	$902	$24	$82	$62	$3	$15	$145	$1,233

(1)	Excludes Depreciation and amortization and Reclamation and remediation.
(2)	Includes by-product credits of $12.
(3)	Includes stockpile and leach pad inventory adjustments of $26 at Yanacocha, $23 at Carlin and $8 at Twin Creeks.
(4)	Reclamation costs include operating accretion of $15 and amortization of asset retirement costs of $9.
(5)	Advanced projects, research and development and Exploration of $7 at Long Canyon and $11 at Merian are recorded in “Other” of the respective region for development projects.
(6)	Other expense, net is adjusted for restructuring and other costs of $6, write-downs of $4, and acquisition costs of $2.
(7)

Excludes development capital expenditures, capitalized interest and changes in accrued capital, totaling $138. The following are major development projects: Merian, Long Canyon, and the CC&V and Tanami expansions.

			Advanced
			Projects,
			Research and			Treatment				All-In
	Costs		Development	General	Other	and		All-In	Ounces	Sustaining
Six Months Ended	Applicable	Reclamation	and	and	Expense,	Refining	Sustaining	Sustaining	(000)/Pounds	Costs per
June 30, 2017	to Sales (1)(2)(3)	Costs (4)	Exploration(5)	Administrative	Net (6)	Costs	Capital (7)	Costs	(millions) Sold	oz/lb
Gold
Carlin	$363	$3	$8	$1	$—	$—	$95	$470	430	$1,093
Phoenix	89	3	4	—	—	6	6	108	101	1,069
Twin Creeks	108	2	4	1	—	—	17	132	201	657
Long Canyon	25	1	—	—	—	—	1	27	77	351
CC&V	144	2	7	1	—	—	8	162	251	645
Other North America	—	—	17	—	3	—	2	22	—	—
North America	729	11	40	3	3	6	129	921	1,060	869

Yanacocha	253	32	7	2	3	—	20	317	268	1,183
Merian	112	—	8	—	—	—	8	128	228	561
Other South America	—	—	24	6	1	—	—	31	—	—
South America	365	32	39	8	4	—	28	476	496	960

Boddington	269	3	1	—	—	9	26	308	395	780
Tanami	108	1	1	—	—	—	24	134	174	770
Kalgoorlie	107	1	3	—	—	—	8	119	174	684
Other Australia	—	—	11	4	—	—	2	17	—	—
Australia	484	5	16	4	—	9	60	578	743	778

Ahafo	136	3	11	—	2	—	19	171	183	934
Akyem	135	6	1	—	1	—	10	153	258	593
Other Africa	—	—	12	5	—	—	—	17	—	—
Africa	271	9	24	5	3	—	29	341	441	773

Corporate and Other	—	—	26	93	5	—	3	127	—	—
Total Gold	$1,849	$57	$145	$113	$15	$15	$249	$2,443	2,740	$892

Copper
Phoenix	$34	$1	$—	$—	$—	$1	$5	$41	20	$2.05
Boddington	49	1	—	—	—	6	3	59	38	1.55
Total Copper	$83	$2	$—	$—	$—	$7	$8	$100	58	$1.72

Consolidated	$1,932	$59	$145	$113	$15	$22	$257	$2,543

(1)	Excludes Depreciation and amortization and Reclamation and remediation.
(2)	Includes by-product credits of $29.
(3)	Includes stockpile and leach pad inventory adjustments of $27 at Carlin, $11 at Twin Creeks, $30 at Yanacocha, $13 at Ahafo and $5 at Akyem.
(4)	Reclamation costs include operating accretion of $42 and amortization of asset retirement costs of $17.
(5)

Advanced projects, research and development and Exploration of $10 at Long Canyon, $5 at Ahafo, $8 at Tanami, $5 at Yanacocha and $5 at Akyem are recorded in “Other” of the respective region for development projects.

(6)	Other expense, net is adjusted for restructuring and other costs of $8, acquisition costs of $5 and write-downs of $3.
(7)

Excludes development capital expenditures, capitalized interest and changes in accrued capital, totaling $106. The following are major development projects: Merian, Long Canyon, Tanami expansions, Subika Underground and Ahafo mill expansion.

			Advanced
			Projects,
			Research and			Treatment				All-In
	Costs		Development	General	Other	and		All-In	Ounces	Sustaining
Six Months Ended	Applicable	Reclamation	and	and	Expense,	Refining	Sustaining	Sustaining	(000)/Pounds	Costs per
June 30, 2016	to Sales (1)(2)(3)	Costs (4)	Exploration(5)	Administrative	Net (6)	Costs	Capital (7)	Costs	(millions) Sold	oz/lb
Gold
Carlin	$373	$2	$7	$3	$—	$—	$70	$455	411	$1,107
Phoenix	88	2	1	1	—	5	5	102	103	990
Twin Creeks	118	2	4	—	—	—	18	142	251	566
Long Canyon	—	—	—	—	—	—	—	—	—	—
CC&V	91	2	4	1	—	—	2	100	170	588
Other North America	—	—	19	—	2	1	2	24	—	—
North America	670	8	35	5	2	6	97	823	935	880

Yanacocha	248	28	20	5	2	1	38	342	333	1,027
Merian	—	—	—	—	—	—	—	—	—	—
Other South America	—	—	30	2	—	—	—	32	—	—
South America	248	28	50	7	2	1	38	374	333	1,123

Boddington	252	3	—	—	—	10	19	284	361	787
Tanami	123	1	6	—	—	—	34	164	245	669
Kalgoorlie	132	2	3	—	—	3	8	148	184	804
Other Australia	—	—	3	8	3	—	1	15	—	—
Australia	507	6	12	8	3	13	62	611	790	773

Ahafo	117	3	12	—	—	—	26	158	178	888
Akyem	111	4	4	—	—	—	12	131	230	570
Other Africa	—	—	1	2	—	—	—	3	—	—
Africa	228	7	17	2	—	—	38	292	408	716

Corporate and Other	—	—	25	93	1	—	5	124	—	—
Total Gold	$1,653	$49	$139	$115	$8	$20	$240	$2,224	2,466	$902

Copper
Phoenix	$44	$1	$—	$—	$—	$2	$3	$50	21	$2.38
Boddington	56	—	—	—	—	6	4	66	33	2.00
Total Copper	$100	$1	$—	$—	$—	$8	$7	$116	54	$2.15

Consolidated	$1,753	$50	$139	$115	$8	$28	$247	$2,340

(1)	Excludes Depreciation and amortization and Reclamation and remediation.
(2)	Includes by-product credits of $22.
(3)	Includes stockpile and leach pad inventory adjustments of $54 at Yanacocha, $43 at Carlin and $10 at Twin Creeks.
(4)	Reclamation costs include operating accretion of $31 and amortization of asset retirement costs of $19.
(5)	Advanced projects, research and development and Exploration of $13 at Long Canyon and $14 at Merian are recorded in “Other” of the respective region for development projects.
(6)	Other expense, net is adjusted for restructuring and other costs of $19, write-downs of $4, and acquisition costs of $2.
(7)

Excludes development capital expenditures, capitalized interest and changes in accrued capital, totaling $316. The following are major development projects: Merian, Long Canyon, and the CC&V and Tanami expansions.

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

Decreases in the market price of gold and copper can also significantly affect the value of our product inventory, stockpiles and leach pads, and it may be necessary to record a write-down to the net realizable value. Net realizable value represents the estimated future sales price based on short-term and long-term metals prices, less estimated costs to complete production and bring the product to sale. The primary factors that influence the need to record write-downs of our stockpiles, leach pads and product inventory include short-term and long-term metals prices and costs for production inputs such as labor, fuel and energy, materials and supplies as well as realized ore grades and recovery rates. The significant assumptions in determining the stockpile, leach pad and product inventory adjustments for each mine site reporting unit at June 30, 2017 included production cost and capitalized expenditure assumptions unique to each operation, a short-term and long-term gold price of $1,257 and $1,300 per ounce, respectively, a short-term and long-term copper price of $2.57 and $3.00 per pound, respectively, and a short-term and long-term Australian to U.S. dollar exchange rate of $0.75 and $0.80, respectively.

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

Foreign Currency Exchange Risk

We had the following foreign currency derivative contracts in Australia outstanding at June 30, 2017:

	Expected Maturity Date
	2017	2018	Total/Average
A$ Operating Fixed Forward Contracts:
A$ notional (millions)	46	6	52
Average rate ($/A$)	0.93	0.92	0.93
Expected hedge ratio	7%	4%

The fair value of the A$ foreign currency derivative contracts was a net liability position of $8 at June 30, 2017 and $24 at December 31, 2016.

Diesel Price Risk

We had the following diesel derivative contracts in Nevada, within North America, outstanding at June 30, 2017:

	Expected Maturity Date
	2017	2018	Total/Average
Diesel Fixed Forward Contracts:
Diesel gallons (millions)	12	9	21
Average rate ($/gallon)	1.58	1.60	1.59
Expected hedge ratio	54%	22%

The fair value of the diesel derivative contracts was a net liability position of $3 at June 30, 2017 and $- at December 31, 2016.

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

At June 30, 2017, Newmont had gold sales of 92,000 ounces priced at an average of $1,244 per ounce, subject to final pricing over the next several months. Each $25 change in the price for provisionally priced gold sales would have an approximate $1 effect on our Net income (loss) attributable to Newmont stockholders. The London Bullion Market Association P.M. closing settlement price at June 30, 2017 for gold was $1,242 per ounce.

At June 30, 2017, Newmont had copper sales of 24 million pounds priced at an average of $2.68 per pound, subject to final pricing over the next several months. Each $0.10 change in the price for provisionally priced copper sales would have an approximate $2 effect on our Net income (loss) attributable to Newmont stockholders. The LME closing settlement price at June 30, 2017 for copper was $2.68 per pound.

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

There were no changes in the Company’s internal control over financial reporting that occurred during the three months ended June 30, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.       UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

	(a)		(b)	(c)	(d)
				Total Number of	Maximum Number (or
	Total			Shares Purchased	Approximate Dollar Value)
	Number		Average	as Part of	of Shares that may
	of Shares		Price Paid	Publicly Announced	yet be Purchased
Period	Purchased		Per Share	Plans or Programs	under the Plans or Programs
April 1, 2017 through April 30, 2017	(879)	(1)	$32.89	—	N/A
May 1, 2017 through May 31, 2017	(24)	(1)	$33.24	—	N/A
June 1, 2017 through June 30, 2017	—		$—	—	N/A

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

NEWMONT MINING CORPORATION
(Registrant)

Date: July 25, 2017	/s/ NANCY K. BUESE
Nancy K. Buese
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: July 25, 2017	/s/ JOHN W. KITLEN
John W. Kitlen
Vice President, Controller and Chief Accounting Officer
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number		Description

10.1	-

Amendment and Restatement Agreement, dated as of May 25, 2017, restating the Credit Agreement, dated as of May 20, 2011 (as amended by the First Amendment dated as of May 15, 2012, the Second Amendment dated as of March 31, 2014 and the Third Amendment dated as of March 3, 2015), by and among Newmont Mining Corporation, the lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent, incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed with the Securities and Exchange Commission on May 26, 2017.

10.2	-

Reaffirmation Agreement, dated May 25, 2017, by Newmont USA Limited and JPMorgan Chase Bank, N.A., as Administrative Agent, incorporated by reference to Exhibit 10.2 to Registrant’s Form 8-K filed with the Securities and Exchange Commission on May 26, 2017.

10.3*	-	Senior Executive Compensation Program of Registrant, effective January 1, 2017, filed herewith.

10.4*	-	Section 16 Officer and Senior Executive Annual Incentive Compensation Program, effective January 1, 2017, filed herewith

10.5*	-	Equity Bonus Program for Grades E-5 to E-6, effective January 1, 2017, filed herewith.

10.6*	-	2017 Form of Award Agreement used for Executive Officers to grant restricted stock units, pursuant to Registrant’s 2013 Stock Incentive Plan, filed herewith.

10.7*	-	2017 Form of Award Agreement used for Executive Officers to grant performance leveraged stock units, pursuant to Registrant’s 2013 Stock Incentive Plan, filed herewith.

12.1	-	Computation of Ratio of Earnings to Fixed Charges, filed herewith.

31.1	-

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