Form 10-Q
period 2017-09-30
NEWMONT MINING CORP /DE/
filed 2017-10-26
CIK 1164727

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2017

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

There were 533,336,470 shares of common stock outstanding on October 19, 2017.

NEWMONT MINING CORPORATION

THIRD QUARTER 2017 RESULTS AND HIGHLIGHTS

(unaudited, in millions, except per share, per ounce and per pound)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Financial Results:
Sales	$1,879	$1,791	$5,413	$4,922
Gold	$1,799	$1,728	$5,186	$4,751
Copper	$80	$63	$227	$171
Costs applicable to sales (1)	$1,053	$983	$2,985	$2,736
Gold	$1,017	$918	$2,866	$2,571
Copper	$36	$65	$119	$165
Net income (loss) from continuing operations	$205	$135	$452	$109
Net income (loss)	$198	$(313)	$407	$(116)
Net income (loss) from continuing operations attributable to Newmont stockholders	$213	$169	$474	$171
Per common share, diluted:
Net income (loss) from continuing operations attributable to Newmont stockholders	$0.39	$0.32	$0.88	$0.32
Net income (loss) attributable to Newmont stockholders	$0.38	$(0.67)	$0.80	$(0.53)
Adjusted net income (loss) (2)	$183	$202	$564	$486
Adjusted net income (loss) per share, diluted (2)	$0.35	$0.38	$1.06	$0.91
Earnings before interest, taxes and depreciation and amortization (2)	$659	$622	$1,920	$1,768
Adjusted earnings before interest, taxes and depreciation and amortization (2)	$653	$666	$1,917	$1,736
Net cash provided by (used in) operating activities of continuing operations			$1,596	$1,333
Free Cash Flow (2)			$1,039	$501
Cash dividends declared per common share	$0.075	$0.025	$0.175	$0.075

Operating Results:
Consolidated gold ounces (thousands):
Produced	1,441	1,318	4,208	3,810
Sold	1,411	1,300	4,151	3,766
Attributable gold ounces (thousands):
Produced	1,339	1,246	3,925	3,575
Sold	1,312	1,230	3,865	3,534
Consolidated and attributable copper pounds (millions):
Produced	27	32	87	89
Sold	26	30	84	84
Average realized price:
Gold (per ounce)	$1,276	$1,329	$1,250	$1,261
Copper (per pound)	$3.06	$2.04	$2.71	$2.03
Consolidated costs applicable to sales: (1)(2)
Gold (per ounce)	$721	$706	$690	$682
Copper (per pound)	$1.38	$2.14	$1.42	$1.96
All-in sustaining costs: (2)
Gold (per ounce)	$943	$925	$909	$910
Copper (per pound)	$1.65	$2.57	$1.70	$2.30

(1)	Excludes Depreciation and amortization and Reclamation and remediation.
(2)	See “Non-GAAP Financial Measures” beginning on page 72.

Third Quarter 2017 Highlights

•

Portfolio improvements: Declared commercial production for the Tanami Expansion Project at the end of August 2017, mined first ore at the Twin Creeks Underground mine in August 2017 and approved the Quecher Main project in October 2017 to extend the mine life at Yanacocha to 2027;

•

Attributable gold production: Increased 7% from the prior-year quarter to 1.34 million ounces, primarily due to new production from Merian and Long Canyon, partially offset by lower throughput at Twin Creeks and lower grades at Boddington;

•

Net income (loss): Delivered Net income (loss) from continuing operations attributable to Newmont stockholders of $213 or $0.39 per diluted share, an increase of $44 from the prior-year quarter, primarily due to higher gold production and lower income and mining taxes, partially offset by lower average realized gold prices;

•

Adjusted net income (loss): Delivered Adjusted net income (loss) of $183 or $0.35 per diluted share, an 8% decrease from the prior-year quarter (See “Non-GAAP Financial Measures” beginning on page 72);

•	Adjusted EBITDA: Generated $653 in Adjusted EBITDA, a 2% decrease from the prior-year quarter (See “Non-GAAP Financial Measures” beginning on page 72); and

•

Financial strength: Ended the quarter with $3.0 billion cash on hand and increased the dividend declared for the third quarter of 2017 to $0.075 per share, a 50% increase from the prior-year quarter dividend.

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

Tanami Expansion, Australia. This project included a second decline in the mine and incremental capacity in the plant to increase profitable production and serve as a platform for future growth. The project achieved commercial production at the end of August 2017 and is expected to maintain Tanami’s annual gold production at 425,000 to 475,000 ounces for the first five years of production. Development capital costs (excluding capitalized interest) since approval were $108, of which $8 related to the third quarter of 2017.

Subika Underground, Africa. This project leverages existing infrastructure and an optimized approach to develop Ahafo’s most promising underground resource. First production was achieved in June 2017, with commercial production expected in the second half of 2018. The project is expected to increase average annual gold production by between 150,000 and 200,000 ounces per year for the first five years beginning in 2019 with an initial mine life of approximately 11 years. Development capital costs (excluding capitalized interest) since approval were $44, of which $22 related to the third quarter of 2017.

Ahafo Mill Expansion, Africa. This project is designed to maximize resource value by improving production margins and accelerating stockpile processing. The project also supports profitable development of Ahafo’s highly prospective underground resource. First production is expected in the first half of 2019, with commercial production expected in the second half of 2019. The expansion is expected to increase average annual gold production by between 75,000 and 100,000 ounces per year for the first five years beginning in 2020. Development capital costs (excluding capitalized interest) since approval were $22, of which $13 related to the third quarter of 2017.

Twin Underground, North America. This project is a portal mine beneath Twin Creek’s Vista surface mine with similar mineralization. First production was achieved in August 2017, with commercial production expected in mid-2018. The expansion is expected to average between 30,000 and 40,000 ounces per year between 2018 and 2022. Development capital costs (excluding capitalized interest) since approval were $4, all of which related to the third quarter of 2017.

Quecher Main, South America. The Board of Directors approved the full funding of the Quecher Main project in October 2017. This project will add oxide production at Yanacocha, leverage existing infrastructure and enable potential future growth at Yanacocha. First production is expected in early 2019 with commercial production in the fourth quarter of 2019. Quecher Main extends the life of the Yanacocha operation to 2027 with average annual gold production of about 200,000 ounces per year (on a consolidated basis) between 2020 and 2025.

We manage our wider project portfolio to maintain flexibility to address the development risks associated with our projects including permitting, local community and government support, engineering and procurement availability, technical issues, escalating costs and other associated risks that could adversely impact the timing and costs of certain opportunities.

PART I—FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS.

NEWMONT MINING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited, in millions except per share)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Sales	$1,879	$1,791	$5,413	$4,922

Costs and expenses:
Costs applicable to sales (1)	1,053	983	2,985	2,736
Depreciation and amortization	327	335	928	892
Reclamation and remediation (Note 5)	29	25	103	67
Exploration	48	39	135	107
Advanced projects, research and development	41	34	99	105
General and administrative	58	63	171	178
Other expense, net (Note 6)	1	21	32	54
	1,557	1,500	4,453	4,139
Other income (expense):
Other income, net (Note 7)	10	(4)	32	93
Interest expense, net	(56)	(64)	(187)	(204)
	(46)	(68)	(155)	(111)
Income (loss) before income and mining tax and other items	276	223	805	672
Income and mining tax benefit (expense) (Note 8)	(72)	(90)	(349)	(555)
Equity income (loss) of affiliates	1	2	(4)	(8)
Net income (loss) from continuing operations	205	135	452	109
Net income (loss) from discontinued operations (Note 3)	(7)	(448)	(45)	(225)
Net income (loss)	198	(313)	407	(116)
Net loss (income) attributable to noncontrolling interests
Continuing operations (Note 9)	8	34	22	62
Discontinued operations (Note 3)	—	(79)	—	(229)
	8	(45)	22	(167)
Net income (loss) attributable to Newmont stockholders	$206	$(358)	$429	$(283)

Net income (loss) attributable to Newmont stockholders:
Continuing operations	$213	$169	$474	$171
Discontinued operations	(7)	(527)	(45)	(454)
	$206	$(358)	$429	$(283)
Net income (loss) per common share (Note 10)
Basic:
Continuing operations	$0.39	$0.32	$0.88	$0.32
Discontinued operations	(0.01)	(0.99)	(0.08)	(0.85)
	$0.38	$(0.67)	$0.80	$(0.53)
Diluted:
Continuing operations	$0.39	$0.32	$0.88	$0.32
Discontinued operations	(0.01)	(0.99)	(0.08)	(0.85)
	$0.38	$(0.67)	$0.80	$(0.53)

Cash dividends declared per common share	$0.075	$0.025	$0.175	$0.075

(1)	Excludes Depreciation and amortization and Reclamation and remediation.

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

NEWMONT MINING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(unaudited, in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net income (loss)	$198	$(313)	$407	$(116)
Other comprehensive income (loss):
Change in marketable securities, net of $-, $-, $- and $- tax benefit (expense), respectively	5	19	(6)	(37)
Foreign currency translation adjustments	8	3	12	10
Change in pension and other post-retirement benefits, net of $(2), $(1), $(7) and $(3), tax benefit (expense), respectively	4	1	13	8
Change in fair value of cash flow hedge instruments, net of $(4), $(4), $(11) and $(19) tax benefit (expense), respectively	9	16	23	51
Other comprehensive income (loss)	26	39	42	32
Comprehensive income (loss)	$224	$(274)	$449	$(84)

Comprehensive income (loss) attributable to:
Newmont stockholders	$232	$(319)	$471	$(251)
Noncontrolling interests	(8)	45	(22)	167
	$224	$(274)	$449	$(84)

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

NEWMONT MINING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in millions)

	Nine Months Ended September 30,
	2017	2016
Operating activities:
Net income (loss)	$407	$(116)
Adjustments:
Depreciation and amortization	928	892
Stock-based compensation (Note 12)	53	54
Reclamation and remediation	97	60
Loss (income) from discontinued operations (Note 3)	45	225
Deferred income taxes	97	456
Gain on asset and investment sales, net	(21)	(109)
Write-downs of inventory and stockpiles and ore on leach pads	158	207
Other operating adjustments	74	90
Net change in operating assets and liabilities (Note 22)	(242)	(426)
Net cash provided by (used in) operating activities of continuing operations	1,596	1,333
Net cash provided by (used in) operating activities of discontinued operations (1)	(12)	826
Net cash provided by (used in) operating activities	1,584	2,159
Investing activities:
Additions to property, plant and mine development	(557)	(832)
Purchases of investments	(113)	—
Proceeds from sales of investments	34	184
Other	9	(13)
Net cash provided by (used in) investing activities of continuing operations	(627)	(661)
Net cash provided by (used in) investing activities of discontinued operations	—	(41)
Net cash provided by (used in) investing activities	(627)	(702)
Financing activities:
Repayment of debt	(579)	(777)
Distributions to noncontrolling interests	(119)	—
Dividends paid to common stockholders	(94)	(41)
Funding from noncontrolling interests	70	58
Payments for withholding of employee taxes related to stock-based compensation	(13)	(6)
Dividends paid to noncontrolling interests	—	(146)
Acquisition of noncontrolling interests	—	(19)
Other	(13)	(1)
Net cash provided by (used in) financing activities of continuing operations	(748)	(932)
Net cash provided by (used in) financing activities of discontinued operations	—	(319)
Net cash provided by (used in) financing activities	(748)	(1,251)
Effect of exchange rate changes on cash	4	4
Net change in cash and cash equivalents	213	210
Less net cash provided by (used in) Batu Hijau discontinued operations	—	474
	213	(264)
Cash and cash equivalents at beginning of period	2,756	2,363
Cash and cash equivalents at end of period	$2,969	$2,099

(1)

Net cash provided by (used in) operating activities of discontinued operations includes $(3) related to closing costs for the sale of Batu Hijau that were paid in 2017 and $(9) and $(8) related to the Holt royalty obligation, all of which were paid out of cash and cash equivalents held for use for the nine months ended September 30, 2017 and 2016, respectively. For additional information regarding our discontinued operations, including cash flows from Batu Hijau, see Note 3.

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

NEWMONT MINING CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited, in millions)

	At September 30,	At December 31,
	2017	2016
ASSETS
Cash and cash equivalents	$2,969	$2,756
Trade receivables	131	160
Other accounts receivables	116	183
Investments (Note 15)	76	56
Inventories (Note 16)	692	617
Stockpiles and ore on leach pads (Note 17)	714	763
Other current assets	110	142
Current assets	4,808	4,677
Property, plant and mine development, net	12,173	12,485
Investments (Note 15)	292	227
Stockpiles and ore on leach pads (Note 17)	1,796	1,864
Deferred income tax assets	1,288	1,331
Other non-current assets	479	447
Total assets	$20,836	$21,031

LIABILITIES
Debt (Note 18)	$4	$566
Accounts payable	315	320
Employee-related benefits	258	304
Income and mining taxes payable	195	153
Other current liabilities (Note 19)	378	407
Current liabilities	1,150	1,750
Debt (Note 18)	4,046	4,049
Reclamation and remediation liabilities (Note 5)	2,066	2,029
Deferred income tax liabilities	606	592
Employee-related benefits	380	411
Other non-current liabilities (Note 19)	357	326
Total liabilities	8,605	9,157

EQUITY
Common stock	853	849
Additional paid-in capital	9,526	9,490
Accumulated other comprehensive income (loss) (Note 21)	(292)	(334)
Retained earnings	1,051	716
Newmont stockholders' equity	11,138	10,721
Noncontrolling interests	1,093	1,153
Total equity	12,231	11,874
Total liabilities and equity	$20,836	$21,031

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

The Company has reclassified $33 from Other accounts receivables to Trade receivables as of December 31, 2016 to conform to the 2017 presentation.

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

Recently Adopted Accounting Pronouncements

Inventory

In July 2015, Accounting Standard Update (“ASU”) No. 2015-11 was issued related to inventory, simplifying the subsequent measurement of inventories by replacing the lower of cost or market test with a lower of cost and net

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

realizable value test. The update is effective in fiscal years, including interim periods, beginning after December 15, 2016. The Company records inventory at the lower of cost or net realizable value and the adoption of this guidance, effective January 1, 2017, had no impact on the Consolidated Financial Statements or disclosures.

Stock-based compensation

In March 2016, ASU No. 2016-09 was issued related to stock-based compensation. The new guidance simplifies the accounting for stock-based compensation transactions, including income tax consequences, classification of awards as either equity or liabilities and classification of cash payments related to tax withholdings on behalf of employees on the Consolidated Statements of Cash Flows. This update is effective in fiscal years, including interim periods, beginning after December 15, 2016. The Company adopted this guidance as of January 1, 2017, and reclassified $(6) from Net cash provided by (used in) operating activities of continuing operations to Net cash provided by (used in) financing activities of continuing operations for the nine months ended September 30, 2016. Adoption of this guidance had no other impact on the Consolidated Financial Statements or disclosures.

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

Recently Issued Accounting Pronouncements

Revenue recognition

In May 2014, ASU No. 2014-09 was issued related to revenue from contracts with customers. This ASU was further amended in August 2015, March 2016, April 2016, May 2016, December 2016, and September 2017 by ASU No. 2015-14, No. 2016-08, No. 2016-10, No. 2016-12, No. 2016-20 and No. 2017-13, respectively. The new guidance provides a five-step approach to be applied to all contracts with customers and also requires expanded disclosures about revenue recognition. In August 2015, the effective date was deferred to reporting periods, including interim periods, beginning after December 15, 2017, and will be applied retrospectively.

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

The Company completed its evaluation of variable consideration for concentrate sales related to the variable nature of the price and metal quantity. Based on our current analysis, the estimate of revenue recognized for concentrates will remain unchanged as sales will initially be recorded on a provisional basis based on the forward prices for the estimated month of settlement and the Company’s estimated metal quantities delivered based on weighing and assay data. The Company believes changes in the underlying weight and metal content are not significant to the sale as a whole and therefore do not preclude the recognition of revenue upon transfer of control. The Company’s provisional gold and copper concentrate sales will continue to contain an embedded derivative that is required to be separated from the host contract for accounting purposes. The host contract is the receivable from the sale of the gold and copper concentrates at the prevailing indices’ prices at the time of sale. The embedded derivative, which does not qualify for hedge accounting, is marked to market through earnings each period prior to final settlement.

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

Under this approach, results for reporting periods beginning after January 1, 2018, will be presented in the Consolidated Financial Statements under the new guidance, while prior period amounts will not be adjusted and continue to be reported under the guidance in effect for those periods. In the related disclosures, results for reporting periods beginning after January 1, 2018, will be presented under prior guidance along with prior period amounts for comparative purposes. Expanded disclosures will also include gold revenue from doré production, gold and copper revenue from concentrate sales and copper revenue from cathode sales, as well as information pertaining to receivable balances, and revenue recognized in the current reporting period related to changes in price and metal quantity from performance obligations satisfied in previous periods, if material.

Investments

In January 2016, ASU No. 2016-01 was issued related to financial instruments. The new guidance requires entities to measure equity investments that do not result in consolidation and are not accounted for under the equity method at fair value and recognize any changes in fair value in net income. This new guidance also updates certain disclosure requirements for these investments. This update is effective in fiscal years, including interim periods, beginning after December 15, 2017, and upon adoption, an entity should apply the amendments with the cumulative effect of initially applying the guidance recognized at January 1, 2018. Early adoption is not permitted. The Company expects the updated guidance to result in a reclassification of unrealized holding gains and losses and deferred income taxes related to investments in marketable equity securities from Accumulated other comprehensive income (loss) to Retained earnings in the Consolidated Balance Sheets upon adoption. Accumulated other comprehensive income (loss) at September 30, 2017 included $(107) of unrealized holding gains and losses and deferred income taxes related to marketable equity securities.

Leases

In February 2016, ASU No. 2016-02 was issued related to leases, which was further amended in September 2017 by ASU No. 2017-13. The new guidance modifies the classification criteria and requires lessees to recognize the assets and liabilities arising from most leases on the balance sheet. The Company has begun its assessment of the new guidance and the impact it will have on the Consolidated Financial Statements and disclosures and expects to complete its analysis

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

in 2018. This update is effective in fiscal years, including interim periods, beginning after December 15, 2018, and early adoption is permitted. The Company anticipates adopting the new guidance effective January 1, 2019.

Statement of Cash Flows

In August 2016, ASU No. 2016-15 was issued related to the statement of cash flows. This new guidance addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. This update is effective in fiscal years, including interim periods, beginning after December 15, 2017, and early adoption is permitted. The Company has evaluated this guidance and does not expect it to have a material impact on the Consolidated Financial Statements and disclosures. The Company anticipates retrospectively adopting the new guidance effective December 31, 2017.

Intra-Entity Transfers

In October 2016, ASU No. 2016-16 was issued related to the intra-entity transfers of assets other than inventory. This new guidance requires entities to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. This update is effective in fiscal years, including interim periods, beginning after December 15, 2017, and early adoption is permitted. The Company does not expect this guidance to have an impact on the Consolidated Financial Statements or disclosures. The Company anticipates adopting the new guidance effective January 1, 2018.

Restricted Cash

In November 2016, ASU No. 2016-18 was issued related to the inclusion of restricted cash in the statement of cash flows. This new guidance requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents and amounts generally described as restricted cash or restricted cash equivalents. This update is effective in fiscal years, including interim periods, beginning after December 15, 2017, and early adoption is permitted. The adoption of this guidance will result in the inclusion of the restricted cash balances within the overall cash balance and removal of the changes in restricted cash activity, which is currently recognized in Other within financing activities, on the Consolidated Statements of Cash Flows. Furthermore, the Company will be required to reconcile Cash and cash equivalents and restricted cash reported within the Consolidated Balance Sheets to the total shown in the Consolidated Statements of Cash Flows. The Company anticipates retrospectively adopting this new guidance effective December 31, 2017, and does not expect it to have a material impact on the Consolidated Financial Statements or disclosures.

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

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

Hedging

In August 2017, ASU No. 2017-12 was issued related to hedge accounting. The new guidance expands the ability to hedge nonfinancial risk components, eliminates the current requirement to separately measure and report hedge ineffectiveness, and requires the entire change in fair value of a hedging instrument to be presented in the same income statement line as the hedged item, when reclassified from Accumulated other comprehensive income (loss). The guidance also eases certain hedge effectiveness documentation and assessment requirements. This update is effective in fiscal years, including interim periods, beginning after December 15, 2018, and early adoption is permitted. The Company is currently evaluating when to adopt this guidance and the impact it will have on the Consolidated Financial Statements and disclosures.

 NOTE 3     DISCONTINUED OPERATIONS

The details of our Net income (loss) from discontinued operations are set forth below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Holt royalty obligation	$(7)	$(19)	$(45)	$(72)
Batu Hijau operations	—	148	—	424
Loss on classification as held for sale	—	(577)	—	(577)
Net income (loss) from discontinued operations	$(7)	$(448)	$(45)	$(225)

The Holt Royalty Obligation

Discontinued operations include a retained royalty obligation to Holloway Mining Company. Holloway Mining Company, which owned the Holt-McDermott property (“Holt”), was sold to St. Andrew Goldfields Ltd. (“St. Andrew”) in 2006. In January 2016, St. Andrew was acquired by Kirkland Lake Gold Ltd.

At September 30, 2017 and December 31, 2016, the estimated fair value of the Holt royalty obligation was $248 and $187, respectively. Changes to the estimated fair value resulting from periodic revaluations are recorded to Net income (loss) from discontinued operations. During the three and nine months ended September 30, 2017, the Company recorded a gain (loss) of $(7) and $(45), net of a tax benefit (expense) of $4 and $25, respectively. During the three and nine months ended September 30, 2016, the Company recorded a gain (loss) of $(19) and $(72), net of tax benefit (expense) of $9 and $32, respectively.

During the nine months ended September 30, 2017 and 2016, the Company paid $9 and $8, respectively, related to the Holt royalty obligation. Refer to Note 13 for additional information on the Holt royalty obligation.

The Batu Hijau Transaction

On November 2, 2016, Newmont completed the sale of its 48.5% economic interest in PTNNT, which operated the Batu Hijau copper and gold mine, previously reported in the Asia Pacific segment (renamed as the Australia segment during the first quarter of 2017).

As of September 30, 2016, the Company classified PTNNT as held for sale. As a result, and in accordance with ASC 360, the Company compared the estimated fair value of the PTNNT disposal group to its carrying value and determined that the carrying value exceeded the fair value. Consequently, the Company recorded a charge to Loss on classification as held for sale of $577 for the quarter ended September 30, 2016.

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

Net income (loss) from discontinued operations in the Condensed Consolidated Statements of Operations that relates to Batu Hijau consists of the following:

	Three Months Ended	Nine Months Ended
	September 30, 2016	September 30, 2016
Sales	$469	$1,408

Costs and expenses:
Costs applicable to sales (1)	184	571
Depreciation and amortization	36	115
Reclamation and remediation	4	13
Advanced projects, research and development	1	2
General and administrative	2	8
Other expense (income), net	(1)	2
	226	711
Interest expense, net	(5)	(15)
Income (loss) before income and mining tax and other items	238	682
Income and mining tax benefit (expense)	(90)	(258)
Net income (loss) from discontinued operations	148	424
Loss on classification of assets held for sale, net of tax	(577)	(577)
	(429)	(153)
Net loss (income) attributable to noncontrolling interests	(79)	(229)
Net income (loss) from discontinued operations attributable to Newmont stockholders	$(508)	$(382)

(1)	Excludes Depreciation and amortization and Reclamation and remediation.

The consolidated statements of comprehensive income (loss) were not impacted by discontinued operations as PTNNT did not have any other comprehensive income (loss).

Cash flows from Batu Hijau consist of the following:

Nine Months Ended
September 30, 2016
Net cash provided by (used in) operating activities	$834
Net cash provided by (used in) investing activities	(41)
Net cash provided by (used in) financing activities	(319)
Net cash provided by (used in) Batu Hijau discontinued operations	$474

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

In the first quarter of 2017, the Company renamed its Asia Pacific reporting segment to Australia. Segment results for the prior period have been retrospectively revised to reflect this change.

Unless otherwise noted, the Company presents only the reportable segments of our continuing operations in the tables below. The financial information relating to the Company’s segments is as follows:

				Advanced	Income (Loss)
		Costs	Depreciation	Projects, Research	before Income
		Applicable	and	and Development	and Mining Tax	Capital
	Sales	to Sales	Amortization	and Exploration	and Other Items	Expenditures(1)
Three Months Ended September 30, 2017
Carlin	$330	$216	$60	$6	$46	$32
Phoenix:
Gold	68	48	13
Copper	21	11	3
Total Phoenix	89	59	16	1	8	4
Twin Creeks	103	59	16	3	25	16
Long Canyon	70	17	24	6	22	1
CC&V	140	75	35	2	29	9
Other North America	—	—	—	10	(10)	1
North America	732	426	151	28	120	63

Yanacocha	176	150	38	11	(38)	12
Merian	162	62	22	3	75	29
Other South America	—	—	3	12	(18)	—
South America	338	212	63	26	19	41

Boddington:
Gold	236	130	26
Copper	59	25	5
Total Boddington	295	155	31	1	105	17
Tanami	148	72	17	7	50	25
Kalgoorlie	121	64	5	3	47	5
Other Australia	—	—	2	2	(10)	—
Australia	564	291	55	13	192	47

Ahafo	100	57	14	6	21	51
Akyem	145	67	40	3	35	5
Other Africa	—	—	—	—	(3)	—
Africa	245	124	54	9	53	56

Corporate and Other	—	—	4	13	(108)	1
Consolidated	$1,879	$1,053	$327	$89	$276	$208

(1)	Includes an increase in accrued capital expenditures of $14; consolidated capital expenditures on a cash basis were $194.

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

				Advanced	Income (Loss)
		Costs	Depreciation	Projects, Research	before Income
		Applicable	and	and Development	and Mining Tax	Capital
	Sales	to Sales	Amortization	and Exploration	and Other Items	Expenditures(1)
Three Months Ended September 30, 2016
Carlin	$362	$212	$51	$7	$91	$37
Phoenix:
Gold	61	30	10
Copper	20	32	8
Total Phoenix	81	62	18	—	(2)	8
Twin Creeks	129	52	10	2	64	9
Long Canyon	—	—	—	4	(4)	28
CC&V	152	65	32	3	50	13
Other North America	—	—	1	3	2	1
North America	724	391	112	19	201	96

Yanacocha	195	148	92	6	(66)	26
Merian	—	—	—	7	(8)	60
Other South America	—	—	3	8	(13)	—
South America	195	148	95	21	(87)	86

Boddington:
Gold	287	139	30
Copper	43	33	6
Total Boddington	330	172	36	—	106	17
Tanami	151	57	20	4	70	36
Kalgoorlie	120	57	5	1	56	5
Other Australia	—	—	1	2	(13)	—
Australia	601	286	62	7	219	58

Ahafo	115	95	30	8	(20)	22
Akyem	156	63	32	4	56	5
Other Africa	—	—	1	1	(3)	—
Africa	271	158	63	13	33	27

Corporate and Other	—	—	3	13	(143)	2
Consolidated	$1,791	$983	$335	$73	$223	$269

(1)	There was no change to accrued capital expenditures; consolidated capital expenditures on a cash basis were $269.

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

				Advanced	Income (Loss)
		Costs	Depreciation	Projects, Research	before Income
		Applicable	and	and Development	and Mining Tax	Capital
	Sales	to Sales	Amortization	and Exploration	and Other Items	Expenditures(1)
Nine Months Ended September 30, 2017
Carlin	$862	$579	$156	$14	$106	$128
Phoenix:
Gold	188	137	36
Copper	71	45	12
Total Phoenix	259	182	48	5	15	14
Twin Creeks	352	167	46	7	128	33
Long Canyon	166	42	55	16	52	8
CC&V	452	219	97	9	125	17
Other North America	—	—	1	17	(20)	4
North America	2,091	1,189	403	68	406	204

Yanacocha	504	403	108	23	(90)	32
Merian	445	174	69	11	189	67
Other South America	—	—	10	31	(53)	—
South America	949	577	187	65	46	99

Boddington:
Gold	726	399	81
Copper	156	74	15
Total Boddington	882	473	96	2	287	46
Tanami	363	180	48	16	125	77
Kalgoorlie	338	171	14	6	142	13
Other Australia	—	—	5	5	(30)	3
Australia	1,583	824	163	29	524	139

Ahafo	326	193	52	22	55	104
Akyem	464	202	114	9	135	17
Other Africa	—	—	—	2	(8)	—
Africa	790	395	166	33	182	121

Corporate and Other	—	—	9	39	(353)	5
Consolidated	$5,413	$2,985	$928	$234	$805	$568

(1)	Includes an increase in accrued capital expenditures of $11; consolidated capital expenditures on a cash basis were $557.

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

				Advanced	Income (Loss)
		Costs	Depreciation	Projects, Research	before Income
		Applicable	and	and Development	and Mining Tax	Capital
	Sales	to Sales	Amortization	and Exploration	and Other Items	Expenditures(1)
Nine Months Ended September 30, 2016
Carlin	$864	$585	$143	$14	$115	$116
Phoenix:
Gold	187	118	37
Copper	63	76	20
Total Phoenix	250	194	57	1	(10)	15
Twin Creeks	432	170	36	6	217	29
Long Canyon	—	—	—	17	(17)	101
CC&V	361	156	78	7	115	49
Other North America	—	—	1	9	(7)	3
North America	1,907	1,105	315	54	413	313

Yanacocha	600	396	220	26	(96)	64
Merian	—	—	1	21	(22)	202
Other South America	—	—	10	24	(38)	—
South America	600	396	231	71	(156)	266

Boddington:
Gold	741	391	82
Copper	108	89	17
Total Boddington	849	480	99	—	245	40
Tanami	450	180	62	10	197	93
Kalgoorlie	348	189	14	4	138	13
Other Australia	—	—	7	5	(28)	—
Australia	1,647	849	182	19	552	146

Ahafo	331	212	62	20	30	61
Akyem	437	174	93	8	158	15
Other Africa	—	—	1	2	(7)	—
Africa	768	386	156	30	181	76

Corporate and Other	—	—	8	38	(318)	6
Consolidated	$4,922	$2,736	$892	$212	$672	$807

(1)	Includes a decrease in accrued capital expenditures of $25; consolidated capital expenditures on a cash basis were $832.

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

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

The Company completed a comprehensive study of the current Yanacocha long-term mining and closure plans as part of the requirement to submit an updated closure plan to Peruvian regulators every five years. The updated closure plan was submitted to the Peruvian regulators and their review is expected to be completed in early 2018.

The Company’s Reclamation and remediation expense consisted of:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Reclamation	$—	$—	$15	$—
Reclamation accretion	25	19	75	57
	25	19	90	57

Remediation	3	5	9	7
Remediation accretion	1	1	4	3
	4	6	13	10
	$29	$25	$103	$67

Reclamation expense increased by $6 and increased by $33 during the three and nine months ended September 30, 2017, respectively, compared to the same periods in 2016, primarily due to updated reclamation liability assumptions at Yanacocha regarding water treatment costs on non-operating leach pads during the second quarter of 2017 and higher reclamation accretion from an increase in Reclamation and remediation liabilities associated with revisions to Yanacocha’s long-term mining and closure plans in December 2016.

The following are reconciliations of Reclamation and remediation liabilities:

	2017	2016
Reclamation balance at January 1,	$1,792	$1,300
Additions, changes in estimates and other	16	6
Payments and other	(20)	(14)
Accretion expense	75	57
Reclamation balance at September 30,	$1,863	$1,349

	2017	2016
Remediation balance at January 1,	$298	$318
Additions, changes in estimates and other	3	—
Payments and other	(33)	(21)
Accretion expense	4	3
Remediation balance at September 30,	$272	$300

The current portion of reclamation liabilities was $37 and $28 at September 30, 2017 and December 31, 2016, respectively, and was included in Other current liabilities. The current portion of remediation liabilities was $32 and $33 at September 30, 2017 and December 31, 2016, respectively, and was included in Other current liabilities. At September 30, 2017 and December 31, 2016, $1,863 and $1,792, respectively, were accrued for reclamation obligations relating to operating properties. In addition, the Company is involved in several matters concerning environmental remediation obligations associated with former, primarily historic, mining activities. Generally, these matters concern developing and implementing remediation plans at the various sites involved. At September 30, 2017 and December 31, 2016, $272 and $298, respectively, were accrued for such environmental remediation obligations.

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

Non-current restricted assets held for purposes of settling reclamation and remediation obligations were $76 and $66 at September 30, 2017 and December 31, 2016, respectively. Of the amounts at September 30, 2017, $43 was related to the Midnite Mine in Washington State, $25 was related to the Ahafo and Akyem mines in Ghana, Africa and $8 was related to the Con mine in Yellowknife, NWT, Canada. Of the amount at December 31, 2016, $43 was related to the Midnite Mine, $14 was related to the Ahafo and Akyem mines and $9 was related to the Con mine.

Included in Investments at September 30, 2017 and December 31, 2016, was $23 and $20, respectively, of non-current equity securities, which are legally pledged for purposes of settling reclamation and remediation obligations related to the San Jose Reservoir in Yanacocha and for various locations in North America.

Refer to Note 24 for further discussion of reclamation and remediation matters.

NOTE 6     OTHER EXPENSE, NET

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Restructuring and other	$2	$7	$10	$26
Impairment of long-lived assets	—	—	3	4
Acquisition cost adjustments	(3)	9	2	11
Other	2	5	17	13
	$1	$21	$32	$54

NOTE 7     OTHER INCOME, NET

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Foreign currency exchange, net	$(9)	$(9)	$(30)	$(29)
Gain on asset and investment sales, net	5	5	21	109
Tanami insurance proceeds	—	—	13	—
Interest	9	2	19	7
Other	5	(2)	9	6
	$10	$(4)	$32	$93

Foreign currency exchange, net. Although the majority of the Company’s balances are denominated in U.S. dollars, foreign currency exchange gains (losses) are recognized on balances denominated in local currencies. These balances primarily relate to the timing of payments for employee-related benefits and other current liabilities in Australia, Peru and Suriname.

Gain on asset and investment sales, net. In June 2017, the Company exchanged its interest in the Fort á la Corne joint venture for equity ownership in Shore Gold Inc. (“Shore Gold”), resulting in a pre-tax gain of $15. For additional information regarding this transaction, see Note 15.

In March 2016, the Company sold its investment in Regis Resources Ltd. (“Regis”) for $184, resulting in a pre-tax gain of $103. The cost of the investment sold was determined using the specific identification method.

Tanami insurance proceeds. In June 2017, the Company recorded business interruption insurance proceeds of $13 associated with the heavy rainfall at Tanami during the first quarter of 2017.

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

NOTE 8     INCOME AND MINING TAXES

The Company’s Income and mining tax expense (benefit) differed from the amounts computed by applying the U.S. statutory corporate income tax rate for the following reasons:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2017		2016		2017		2016
Income (loss) before income and mining tax and other items		$276		$223		$805		$672

Tax at statutory rate	35%	$97	35%	$78	35%	$282	35%	$235
Reconciling items:
Percentage depletion	3	10	(5)	(11)	(8)	(64)	(7)	(47)
Change in valuation allowance on deferred tax assets	(14)	(39)	(2)	(5)	12	100	49	330
Mining and other taxes	—	(1)	6	13	4	34	6	41
U.S. tax effect of noncontrolling interest attributable to non-U.S. investees	2	5	4	10	1	5	3	20
Tax impact on sale of assets	(1)	(2)	—	—	(1)	(7)	(5)	(35)
Other	1	2	2	5	—	(1)	2	11
Income and mining tax expense	26%	$72	40%	$90	43%	$349	83%	$555

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

During the second quarter of 2016, one of the Company’s Canadian subsidiaries received a tax and interest assessment from the Canadian Revenue Authority for $54 relating to a pre-acquisition transaction of Fronteer Gold Inc. and subsidiaries. The taxing authority is disputing the tax attribute that was created as part of the pre-acquisition transaction claimed on Fronteer’s tax return. Due to procedural requirements, the Company paid half of the assessment in the third quarter of 2016. The Company intends to vigorously defend its position through all processes available.

The Australian Taxation Office (“ATO”) is conducting a limited review of the Company’s prior years tax returns. The ATO is focused on reviewing an internal reorganization executed in 2011 when Newmont completed a restructure of the shareholding in the Company’s Australian subsidiaries. To date, the Company has responded to

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

inquiries from the ATO and provided them with supporting documentation for the transaction and the Company’s associated tax positions. One aspect of the ATO review relates to an Australian capital gains tax that applies to sales or transfers of stock in certain types of entities. In the third quarter of 2017, the ATO notified the Company that it believes the 2011 reorganization is subject to capital gains tax of approximately $65 to $85 (before interest and penalties). The Company disputes this conclusion and intends to vigorously defend its position that the transaction is not subject to this tax. The Company continues to monitor the status of the ATO’s review which it expects to continue throughout the remainder of this year and into the following year.

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

NOTE 9     NET INCOME (LOSS) ATTRIBUTABLE TO NONCONTROLLING INTERESTS FROM CONTINUING OPERATIONS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Yanacocha	$(25)	$(32)	$(64)	$(56)
Merian	17	(2)	43	(6)
Other	—	—	(1)	—
	$(8)	$(34)	$(22)	$(62)

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

The following summarizes the assets and liabilities of Merian.

	At September 30,	At December 31,
	2017	2016
Current assets:
Cash and cash equivalents	$41	$50
Inventories	69	57
Stockpiles and ore on leach pads	18	23
Other current assets (1)	42	37
	170	167
Non-current assets:
Property, plant and mine development, net	747	746
Other non-current assets (2)	7	8
Total assets	$924	$921

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

	At September 30,	At December 31,
	2017	2016
Current liabilities:
Other current liabilities (3)	$47	$43
	47	43
Non-current liabilities:
Reclamation and remediation liabilities	12	11
Total liabilities	$59	$54

(1)	Other current assets include trade and other accounts receivables, prepaid assets and other current assets.
(2)	Other non-current assets include intangibles, stockpiles and ore on leach pads.
(3)	Other current liabilities include accounts payable, employee-related benefits and other current liabilities.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Net income (loss) attributable to Newmont stockholders:
Continuing operations	$213	$169	$474	$171
Discontinued operations	(7)	(527)	(45)	(454)
	$206	$(358)	$429	$(283)

Weighted average common shares (millions):
Basic	533	531	533	530
Effect of employee stock-based awards	3	2	1	2
Diluted	536	533	534	532

Net income (loss) per common share attributable to Newmont stockholders:
Basic:
Continuing operations	$0.39	$0.32	$0.88	$0.32
Discontinued operations	(0.01)	(0.99)	(0.08)	(0.85)
	$0.38	$(0.67)	$0.80	$(0.53)
Diluted:
Continuing operations	$0.39	$0.32	$0.88	$0.32
Discontinued operations	(0.01)	(0.99)	(0.08)	(0.85)
	$0.38	$(0.67)	$0.80	$(0.53)

Employee stock options to purchase 1 million and 2 million shares of common stock at weighted average exercise prices of $51.76 and $51.00 were outstanding at September 30, 2017 and 2016, respectively, but were not included in the computation of diluted weighted average common shares because their exercise prices exceeded the average price of the Company’s common stock for the respective periods presented.

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

NOTE 11    EMPLOYEE PENSION AND OTHER BENEFIT PLANS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Pension benefit costs, net:
Service cost	$7	$6	$22	$21
Interest cost	11	11	33	34
Expected return on plan assets	(15)	(14)	(46)	(43)
Amortization, net	7	6	21	18
Settlements	1	4	5	4
	$11	$13	$35	$34

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Other benefit costs, net:
Service cost	$—	$—	$1	$1
Interest cost	1	1	3	3
Amortization, net	(1)	(1)	(5)	(4)
	$—	$—	$(1)	$—

NOTE 12    STOCK-BASED COMPENSATION

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Stock-based compensation:
Performance leveraged stock units	$9	$9	$26	$28
Restricted stock units	9	7	26	22
Strategic stock units	—	1	1	4
	$18	$17	$53	$54

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

	Fair Value at September 30, 2017
	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$2,969	$2,969	$—	$—
Restricted assets	77	77	—	—
Diesel forward contracts	3	—	3	—
Marketable equity securities:
Extractive industries	170	170	—	—
Other	22	22	—	—
Trade receivable from provisional copper and gold concentrate sales, net	83	83	—	—
Batu Hijau contingent consideration	13	—	—	13
	$3,337	$3,321	$3	$13
Liabilities:
Debt (1)	$4,612	$—	$4,612	$—
Foreign exchange forward contracts	4	—	4	—
Boddington contingent consideration	13	—	—	13
Holt royalty obligation	248	—	—	248
	$4,877	$—	$4,616	$261

	Fair Value at December 31, 2016
	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$2,756	$2,756	$—	$—
Restricted assets	68	68	—	—
Marketable equity securities:
Extractive industries	60	60	—	—
Other	16	16	—	—
Marketable debt securities:
Asset backed commercial paper	18	—	—	18
Trade receivable from provisional copper and gold concentrate sales, net	113	113	—	—
Batu Hijau contingent consideration	13	—	—	13
	$3,044	$3,013	$—	$31
Liabilities:
Debt (1)	$4,882	$—	$4,882	$—
Derivative instruments, net:
Foreign exchange forward contracts	24	—	24	—
Boddington contingent consideration	14	—	—	14
Holt royalty obligation	187	—	—	187
	$5,107	$—	$4,906	$201

(1)

Debt, exclusive of capital leases, is carried at amortized cost. The outstanding carrying value was $4,038 and $4,599 at September 30, 2017 and December 31, 2016, respectively. The fair value measurement of debt was based on an independent third party pricing source.

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

The estimated value of the Boddington contingent royalty was determined using (i) a discounted cash flow model, (ii) a Monte Carlo valuation model to simulate future gold and copper prices, using the Company’s long-term gold and copper prices, and (iii) a Monte Carlo valuation model to simulate costs applicable to sales using the Company’s Australian to U.S. dollar exchange rate. This contingent royalty is capped at $100, of which $87 has been paid to date. The contingent royalty is classified within Level 3 of the fair value hierarchy.

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

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

The following tables set forth a summary of the quantitative and qualitative information related to the unobservable inputs used in the calculation of the Company’s Level 3 financial assets and liabilities at September 30, 2017 and December 31, 2016:

	At September 30,			Range/Weighted
Description	2017	Valuation technique	Unobservable input	average
Batu Hijau contingent consideration	$13	Monte Carlo	Discount rate	17.10%
			Short-term copper price	$2.88
			Long-term copper price	$3.00
Boddington contingent consideration	$13	Monte Carlo	Discount rate	3.10%
			Short-term gold price	$1,278
			Long-term gold price	$1,300
			Short-term copper price	$2.88
			Long-term copper price	$3.00
			Long-term Australian to U.S. dollar exchange rate	$0.80
Holt royalty obligation	$248	Monte Carlo	Discount rate	2.99%
			Short-term gold price	$1,278
			Long-term gold price	$1,300
			Gold production scenarios (in 000's of ounces)	420 - 1,797

	At December 31,			Range/Weighted
Description	2016	Valuation technique	Unobservable input	average
Asset backed commercial paper	$18	Risk-adjusted indicative price	Recoverability rate	97%
Batu Hijau contingent consideration	$13	Monte Carlo	Discount rate	17.10%
			Short-term copper price	$2.39
			Long-term copper price	$3.00
Boddington contingent consideration	$14	Monte Carlo	Discount rate	3.36%
			Short-term gold price	$1,221
			Long-term gold price	$1,300
			Short-term copper price	$2.39
			Long-term copper price	$3.00
			Long-term Australian to U.S. dollar exchange rate	$0.80
Holt royalty obligation	$187	Monte Carlo	Discount rate	3.36%
			Short-term gold price	$1,221
			Long-term gold price	$1,300
			Gold production scenarios (in 000's of ounces)	332 - 1,570

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

The following tables set forth a summary of changes in the fair value of the Company’s Level 3 financial assets and liabilities:

	Asset
	Backed	Batu Hijau		Boddington	Holt
	Commercial	Contingent	Total	Contingent	Royalty	Total
	Paper (1)	Consideration (2)	Assets	Consideration (3)	Obligation (2)	Liabilities
Fair value at December 31, 2016	$18	$13	$31	$14	$187	$201
Settlements	(18)	—	(18)	(9)	(9)	(18)
Revaluation	—	—	—	8	70	78
Fair value at September 30, 2017	$—	$13	$13	$13	$248	$261

		Asset
	Auction	Backed		Boddington	Holt
	Rate	Commercial	Total	Contingent	Royalty	Total
	Securities (1)	Paper (1)	Assets	Consideration (3)	Obligation (2)	Liabilities
Fair value at December 31, 2015	$7	$18	$25	$10	$129	$139
Settlements	—	—	—	—	(8)	(8)
Revaluation	—	2	2	11	104	115
Fair value at September 30, 2016	$7	$20	$27	$21	$225	$246

(1)	The gain (loss) recognized is included in Other comprehensive income (loss).
(2)	The gain (loss) recognized is included in Net income (loss) from discontinued operations.
(3)	The gain (loss) recognized is included in Other expense, net.

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

Foreign Currency Contracts

The Company had the following foreign currency derivative contracts in Australia outstanding at September 30, 2017:

	Expected Maturity Date
	2017	2018	Total/Average
A$ Operating Fixed Forward Contracts:
A$ notional (millions)	24	6	30
Average rate ($/A$)	0.93	0.92	0.93
Expected hedge ratio	7%	5%

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

Newmont utilizes foreign currency contracts to reduce the variability of the U.S. dollar amount of forecasted foreign currency expenditures caused by changes in exchange rates. The A$ hedges run through the first quarter of 2018.

Diesel Fixed Forward Contracts

The Company had the following diesel derivative contracts in Nevada, within North America, outstanding at September 30, 2017:

	Expected Maturity Date
	2017	2018	2019	Total/Average
Diesel Fixed Forward Contracts:
Diesel gallons (millions)	6	14	1	21
Average rate ($/gallon)	1.59	1.60	1.61	1.60
Expected hedge ratio	69%	38%	7%

Newmont hedges a portion of its operating cost exposure related to diesel consumed at its Nevada operations to reduce the variability in diesel prices. The hedging instruments consist of a series of financially settled fixed forward contracts, which run through the first quarter of 2019.

Derivative Instrument Fair Values

The Company had the following derivative instruments designated as hedges at September 30, 2017 and December 31, 2016:

	Fair Values of Derivative Instruments
	At September 30, 2017
	Other	Other	Other	Other
	Current	Non-current	Current	Non-current
	Assets	Assets	Liabilities	Liabilities
A$ operating fixed forwards	$—	$—	$4	$—
Diesel fixed forwards	3	—	—	—
	$3	$—	$4	$—

	Fair Values of Derivative Instruments
	At December 31, 2016
	Other	Other	Other	Other
	Current	Non-current	Current	Non-current
	Assets	Assets	Liabilities	Liabilities
A$ operating fixed forwards	$—	$—	$23	$1
Diesel fixed forwards	4	—	4	—
	$4	$—	$27	$1

As of September 30, 2017 and December 31, 2016, all hedging instruments held by the Company were subject to enforceable master netting arrangements held by various financial institutions. In general, the terms of the Company’s agreements provide for offsetting of amounts payable or receivable between it and the counterparty, at the election of both parties, for transactions that occur on the same date and in the same currency. The Company’s agreements also provide that in the event of an early termination, the counterparties have the right to offset amounts owed or owing under that and any other agreement with the same counterparty. The Company’s accounting policy is to not offset these positions in its accompanying balance sheets. As of September 30, 2017 and December 31, 2016, the potential effect of netting derivative assets against liabilities due to the master netting agreement was not significant.

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

The following tables show the location and amount of gains (losses) reported in the Company’s Condensed Consolidated Financial Statements related to the Company’s hedges.

	Foreign Currency		Diesel Fixed		Interest
	Exchange Contracts		Forward Contracts		Rate Contracts
	2017	2016	2017	2016	2017	2016
For the three months ended September 30,
Cash flow hedging relationships:
Gain (loss) recognized in Other comprehensive income (loss) (effective portion)	$1	$4	$5	$—	$—	$—
Gain (loss) reclassified from Accumulated other comprehensive income (loss) into income (loss) (effective portion) (1)	$(5)	$(9)	$—	$(4)	$(2)	$(3)
For the nine months ended September 30,
Cash flow hedging relationships:
Gain (loss) recognized in Other comprehensive income (loss) (effective portion)	$5	$8	$(1)	$5	$—	$—
Gain (loss) reclassified from Accumulated other comprehensive income (loss) into income (loss) (effective portion) (1)	$(20)	$(29)	$(3)	$(18)	$(7)	$(11)
Gain (loss) reclassified from Accumulated other comprehensive income (loss) into income (loss) (ineffective portion) (2)	$—	$—	$—	$1	$—	$—

(1)	The gain (loss) recognized for the effective portion of cash flow hedges is included in Costs applicable to sales and Interest expense, net.
(2)	The ineffective portion recognized for cash flow hedges is included in Other income, net.

Over the next 12 months, the Company expects to reclassify from Accumulated other comprehensive income (loss) to income a loss of approximately $10, net of  tax, related to unrealized hedge losses.

Batu Hijau Contingent Consideration

Consideration received by the Company in conjunction with the sale of PTNNT included the Contingent Payment and the Elang Development deferred payment deeds, which were determined to be financial instruments that met the definition of a derivative, but do not qualify for hedge accounting, under ASC 815. See Note 13 for additional information. Contingent consideration of $13 was included in Other non-current assets in the Company's Consolidated Balance Sheets as of September 30, 2017 and December 31, 2016. There was no change in the value of the contingent consideration during the three or nine months ended September 30, 2017.

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

At September 30, 2017, Newmont had gold and copper sales of 75,000 ounces and 20 million pounds priced at an average of $1,285 per ounce and $2.96 per pound, respectively, subject to final pricing over the next several months.

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

NOTE 15    INVESTMENTS

	At September 30, 2017
	Cost/Equity	Unrealized		Fair/Equity
	Basis	Gain	Loss	Basis
Current:
Marketable equity securities	$39	$44	$(7)	$76

Non-current:
Marketable equity securities:
Continental Gold Inc.	$109	$—	$(19)	$90
Other marketable equity securities	23	3	—	26
	132	3	(19)	116

Other investments, at cost	7	—	—	7

Equity method investments:
TMAC Resources Inc. (28.80%)	109	—	—	109
Minera La Zanja S.R.L. (46.94%)	56	—	—	56
Euronimba Ltd. (43.50%)	4	—	—	4
	169	—	—	169
	$308	$3	$(19)	$292

	At December 31, 2016
	Cost/Equity	Unrealized		Fair/Equity
	Basis	Gain	Loss	Basis
Current:
Marketable equity securities	$33	$27	$(4)	$56

Non-current:
Marketable debt securities:
Asset backed commercial paper	$16	$2	$—	$18

Marketable equity securities	18	2	—	20
Other investments, at cost	6	—	—	6

Equity method investments:
TMAC Resources Inc. (29.00%)	108	—	—	108
Minera La Zanja S.R.L. (46.94%)	71	—	—	71
Euronimba Ltd. (43.50%)	4	—	—	4
	183	—	—	183
	$223	$4	$—	$227

During the third quarter of 2017, Newmont sold approximately two-thirds of its interest in Novo Resources Corp. for $15, resulting in a pre-tax gain of $5 recorded in Other income, net. Newmont continues to hold approximately 6 million common shares of Novo Resources Corp. The cost of the investment sold was determined using the specific identification method.

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

There were no investment impairments for other-than-temporary declines in value or significant changes in fair value on those available-for-sale securities previously impaired during the three and nine months ended September 30, 2017. During the three and nine months ended September 30, 2016, the Company recognized no investment impairments for other-than-temporary declines in value. During the three months ended September 30, 2016, there was a $7 increase in the fair value of available-for-sale securities previously impaired, primarily due to a $6 increase in Gabriel Resources Ltd. During the nine months ended September 30, 2016, there was a $30 increase in the fair value of available-for-sale securities previously impaired, primarily due to a $19 increase in Gabriel Resources Ltd and a $5 increase in Pilot Gold.

NOTE 16    INVENTORIES

	At September 30,	At December 31,
	2017	2016
Materials and supplies	$426	$391
In-process	128	130
Concentrate and copper cathode	92	67
Precious metals	46	29
	$692	$617

NOTE 17    STOCKPILES AND ORE ON LEACH PADS

	At September 30,	At December 31,
	2017	2016
Current:
Stockpiles	$374	$393
Ore on leach pads	340	370
	$714	$763
Non-current:
Stockpiles	$1,468	$1,506
Ore on leach pads	328	358
	$1,796	$1,864

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

	At September 30,	At December 31,
	2017	2016
Stockpiles and ore on leach pads:
Carlin	$452	$421
Phoenix	70	80
Twin Creeks	337	328
Long Canyon	29	9
CC&V	309	369
Yanacocha	255	367
Merian	21	27
Boddington	414	394
Tanami	11	19
Kalgoorlie	125	113
Ahafo	405	386
Akyem	82	114
	$2,510	$2,627

During the three and nine months ended September 30, 2017, the Company recorded write-downs of $60 and $146, respectively, classified as components of Costs applicable to sales, and write-downs of $23 and $54, respectively, classified as components of Depreciation and amortization to reduce the carrying value of stockpiles and ore on leach pads to net realizable value. Of the write-downs during the three months ended September 30, 2017, $28 is related to Carlin, $16 to Twin Creeks, $28 to Yanacocha and $11 to Akyem. Of the write-downs during the nine months ended September 30, 2017, $62 is related to Carlin, $32 to Twin Creeks, $69 to Yanacocha, $18 to Ahafo and $19 to Akyem.

During the three and nine months ended September 30, 2016, the Company recorded write-downs of $92 and $199, respectively, classified as components of Costs applicable to sales, and write-downs of $45 and $95, respectively, classified as components of Depreciation and amortization to reduce the carrying value of stockpiles and ore on leach pads to net realizable value. Of the write-downs during the three months ended September 30, 2016, $12 was related to Carlin, $1 to Twin Creeks, $77 to Yanacocha and $47 to Ahafo. Of the write-downs during the nine months ended September 30, 2016, $69 was related to Carlin, $14 to Twin Creeks, $164 to Yanacocha and $47 to Ahafo.

NOTE 18    DEBT

Scheduled minimum debt repayments are $- for the remainder of 2017, $- in 2018, $626 in 2019, $- in 2020, $- in 2021 and $3,466 thereafter. Scheduled minimum capital lease repayments are $1 in 2017, $4 in 2018, $3 in 2019, $1 in 2020, $1 in 2021 and $2 thereafter.

In May 2017, the Company amended its $3,000 Corporate Revolving Credit Facility to extend the facility to May 2022.

In July 2017, the Company repaid the $575 outstanding aggregate principal amount of the 2017 Convertible Senior Notes at maturity.

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

NOTE 19    OTHER LIABILITIES

	At September 30,	At December 31,
	2017	2016
Other current liabilities:
Accrued operating costs	$109	$99
Reclamation and remediation liabilities	69	61
Accrued capital expenditures	63	53
Accrued interest	62	57
Royalties	34	52
Holt royalty obligation	14	13
Taxes other than income and mining	8	8
Boddington contingent consideration	6	3
Derivative instruments	4	27
Other	9	34
	$378	$407

Other non-current liabilities:
Holt royalty obligation	$234	$174
Income and mining taxes	48	50
Power supply agreements	32	31
Social development obligations	24	25
Boddington contingent consideration	7	11
Other	12	35
	$357	$326

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

NOTE 20    CHANGES IN EQUITY

	Nine Months Ended September 30,
	2017	2016
Common stock:
At beginning of period	$849	$847
Stock-based awards	4	2
At end of period	853	849
Additional paid-in capital:
At beginning of period	9,490	9,427
Stock-based awards	36	42
At end of period	9,526	9,469
Accumulated other comprehensive income (loss):
At beginning of period	(334)	(334)
Other comprehensive income (loss)	42	32
At end of period	(292)	(302)
Retained earnings:
At beginning of period	716	1,410
Net income (loss) attributable to Newmont stockholders	429	(283)
Dividends paid	(94)	(41)
At end of period	1,051	1,086
Noncontrolling interests:
At beginning of period	1,153	2,942
Net income (loss) attributable to noncontrolling interests	(22)	167
Distributions declared to noncontrolling interests (1)	(110)	—
Cash calls requested from noncontrolling interests (2)	72	63
Dividends paid to noncontrolling interests	—	(146)
Acquisition of noncontrolling interests	—	(19)
At end of period	1,093	3,007
Total equity	$12,231	$14,109

(1)

Distributions declared to noncontrolling interests of $110 for the nine months ended September 30, 2017 represent distributions declared to Staatsolie from Merian. The Company paid $119 in distributions during the nine months ended September 30, 2017 related to current and prior period distributions declared.

(2)

Cash calls requested from noncontrolling interests of $72 and $63 for the nine months ended September 30, 2017 and September 30, 2016, respectively, represent cash calls requested from Staatsolie, of which $70 and $58 had been paid as of September 30, 2017 and September 30, 2016.

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

NOTE 21    RECLASSIFICATIONS OUT OF ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

			Pension and	Unrealized Gain
	Unrealized Gain	Foreign	Other	(Loss) on
	(Loss) on	Currency	Post-retirement	Cash flow
	Marketable	Translation	Benefit	Hedge
	Securities, net	Adjustments	Adjustments	Instruments	Total
Balance at December 31, 2016	$(101)	$118	$(223)	$(128)	$(334)
Change in other comprehensive income (loss) before reclassifications	(1)	12	(1)	3	13
Reclassifications from accumulated other comprehensive income (loss)	(5)	—	14	20	29
Net current-period other comprehensive income (loss)	(6)	12	13	23	42
Balance at September 30, 2017	$(107)	$130	$(210)	$(105)	$(292)

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)				Affected Line Item in the Condensed Consolidated Statements of Operations
	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Marketable securities adjustments:
Sale of marketable securities	$(5)	$—	$(5)	$(103)	Other income, net
Total before tax	(5)	—	(5)	(103)
Tax benefit (expense)	—	—	—	—
Net of tax	$(5)	$—	$(5)	$(103)

Pension and other post-retirement benefit adjustments:
Amortization	$6	$5	$16	$14	(1)
Settlements	1	4	5	4	Other expense, net
Total before tax	7	9	21	18
Tax benefit (expense)	(2)	(3)	(7)	(6)
Net of tax	$5	$6	$14	$12

Hedge instruments adjustments:
Operating cash flow hedges (effective portion)	$5	$13	$23	$47	Costs applicable to sales
Operating cash flow hedges (ineffective portion)	—	—	—	(1)	Other income, net
Interest rate contracts	2	3	7	11	Interest expense, net
Total before tax	7	16	30	57
Tax benefit (expense)	(2)	(4)	(10)	(17)
Net of tax	$5	$12	$20	$40
Total reclassifications for the period, net of tax	$5	$18	$29	$(51)

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

NOTE 22    NET CHANGE IN OPERATING ASSETS AND LIABILITIES

Net cash provided by (used in) operating activities of continuing operations attributable to the net change in operating assets and liabilities is composed of the following:

	Nine Months Ended September 30,
	2017	2016
Decrease (increase) in operating assets:
Trade and other accounts receivables	$77	$34
Inventories, stockpiles and ore on leach pads	(162)	(243)
Other assets	(11)	(63)
Increase (decrease) in operating liabilities:
Accounts payable	(8)	(16)
Reclamation and remediation liabilities	(53)	(35)
Employee-related liabilities	(81)	(79)
Other accrued liabilities	(4)	(24)
	$(242)	$(426)

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

	Three Months Ended September 30, 2017
	(Issuer)	(Guarantor)	(Non-Guarantor)		Newmont
	Newmont				Mining
	Mining	Newmont	Other		Corporation
Condensed Consolidating Statement of Operation	Corporation	USA	Subsidiaries	Eliminations	Consolidated
Sales	$—	$494	$1,385	$—	$1,879
Costs and expenses:
Costs applicable to sales (1)	—	318	735	—	1,053
Depreciation and amortization	1	94	232	—	327
Reclamation and remediation	—	4	25	—	29
Exploration	—	10	38	—	48
Advanced projects, research and development	—	10	31	—	41
General and administrative	—	18	40	—	58
Other expense, net	—	—	1	—	1
	1	454	1,102	—	1,557
Other income (expense):
Other income, net	11	2	(3)	—	10
Interest income - intercompany	67	11	11	(89)	—
Interest expense - intercompany	(11)	—	(78)	89	—
Interest expense, net	(51)	(5)	—	—	(56)
	16	8	(70)	—	(46)
Income (loss) before income and mining tax and other items	15	48	213	—	276
Income and mining tax benefit (expense)	(5)	(18)	(49)	—	(72)
Equity income (loss) of affiliates	196	(52)	(3)	(140)	1
Net income (loss) from continuing operations	206	(22)	161	(140)	205
Net income (loss) from discontinued operations	—	—	(7)	—	(7)
Net income (loss)	206	(22)	154	(140)	198
Net loss (income) attributable to noncontrolling interests:
Continuing operations	—	—	8	—	8
Discontinued operations	—	—	—	—	—
	—	—	8	—	8
Net income (loss) attributable to Newmont stockholders	$206	$(22)	$162	$(140)	$206
Comprehensive income (loss)	$232	$(14)	$146	$(140)	$224
Comprehensive loss (income) attributable to noncontrolling interests	—	—	8	—	8
Comprehensive income (loss) attributable to Newmont stockholders	$232	$(14)	$154	$(140)	$232

(1)	Excludes Depreciation and amortization and Reclamation and remediation.

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

	Three Months Ended September 30, 2016
	(Issuer)	(Guarantor)	(Non-Guarantor)		Newmont
	Newmont				Mining
	Mining	Newmont	Other		Corporation
Condensed Consolidating Statement of Operation	Corporation	USA	Subsidiaries	Eliminations	Consolidated
Sales	$—	$537	$1,254	$—	$1,791
Costs and expenses:
Costs applicable to sales (1)	—	308	675	—	983
Depreciation and amortization	1	80	254	—	335
Reclamation and remediation	—	3	22	—	25
Exploration	—	10	29	—	39
Advanced projects, research and development	—	4	30	—	34
General and administrative	—	25	38	—	63
Other expense, net	—	7	14	—	21
	1	437	1,062	—	1,500
Other income (expense):
Other income, net	2	5	(11)	—	(4)
Interest income - intercompany	41	—	14	(55)	—
Interest expense - intercompany	(13)	—	(42)	55	—
Interest expense, net	(61)	(2)	(1)	—	(64)
	(31)	3	(40)	—	(68)
Income (loss) before income and mining tax and other items	(32)	103	152	—	223
Income and mining tax benefit (expense)	11	(23)	(78)	—	(90)
Equity income (loss) of affiliates	(338)	(78)	2	416	2
Net income (loss) from continuing operations	(359)	2	76	416	135
Net income (loss) from discontinued operations	—	—	(448)	—	(448)
Net income (loss)	(359)	2	(372)	416	(313)
Net loss (income) attributable to noncontrolling interests:
Continuing operations	—	—	34	—	34
Discontinued operations	—	—	(79)	—	(79)
	—	—	(45)	—	(45)
Net income (loss) attributable to Newmont stockholders	$(359)	$2	$(417)	$416	$(358)
Comprehensive income (loss)	$(319)	$8	$(340)	$377	$(274)
Comprehensive loss (income) attributable to noncontrolling interests	—	—	(45)	—	(45)
Comprehensive income (loss) attributable to Newmont stockholders	$(319)	$8	$(385)	$377	$(319)

(1)	Excludes Depreciation and amortization and Reclamation and remediation.

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

	Nine Months Ended September 30, 2017
	(Issuer)	(Guarantor)	(Non-Guarantor)		Newmont
	Newmont				Mining
	Mining	Newmont	Other		Corporation
Condensed Consolidating Statement of Operation	Corporation	USA	Subsidiaries	Eliminations	Consolidated
Sales	$—	$1,414	$3,999	$—	$5,413
Costs and expenses:
Costs applicable to sales (1)	—	883	2,102	—	2,985
Depreciation and amortization	3	255	670	—	928
Reclamation and remediation	—	11	92	—	103
Exploration	—	32	103	—	135
Advanced projects, research and development	—	13	86	—	99
General and administrative	—	53	118	—	171
Other expense, net	—	8	24	—	32
	3	1,255	3,195	—	4,453
Other income (expense):
Other income, net	37	5	(10)	—	32
Interest income - intercompany	114	35	33	(182)	—
Interest expense - intercompany	(33)	(4)	(145)	182	—
Interest expense, net	(172)	(8)	(7)	—	(187)
	(54)	28	(129)	—	(155)
Income (loss) before income and mining tax and other items	(57)	187	675	—	805
Income and mining tax benefit (expense)	20	(40)	(329)	—	(349)
Equity income (loss) of affiliates	466	(286)	(17)	(167)	(4)
Net income (loss) from continuing operations	429	(139)	329	(167)	452
Net income (loss) from discontinued operations	—	—	(45)	—	(45)
Net income (loss)	429	(139)	284	(167)	407
Net loss (income) attributable to noncontrolling interests:
Continuing operations	—	—	22	—	22
Discontinued operations	—	—	—	—	—
	—	—	22	—	22
Net income (loss) attributable to Newmont stockholders	$429	$(139)	$306	$(167)	$429
Comprehensive income (loss)	$471	$(124)	$269	$(167)	$449
Comprehensive loss (income) attributable to noncontrolling interests	—	—	22	—	22
Comprehensive income (loss) attributable to Newmont stockholders	$471	$(124)	$291	$(167)	$471

(1)	Excludes Depreciation and amortization and Reclamation and remediation.

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

	Nine Months Ended September 30, 2016
	(Issuer)	(Guarantor)	(Non-Guarantor)		Newmont
	Newmont				Mining
	Mining	Newmont	Other		Corporation
Condensed Consolidating Statement of Operation	Corporation	USA	Subsidiaries	Eliminations	Consolidated
Sales	$—	$1,467	$3,455	$—	$4,922
Costs and expenses:
Costs applicable to sales (1)	—	898	1,838	—	2,736
Depreciation and amortization	3	240	649	—	892
Reclamation and remediation	—	10	57	—	67
Exploration	—	25	82	—	107
Advanced projects, research and development	—	9	96	—	105
General and administrative	—	65	113	—	178
Other expense, net	—	21	33	—	54
	3	1,268	2,868	—	4,139
Other income (expense):
Other income, net	2	7	84	—	93
Interest income - intercompany	102	—	32	(134)	—
Interest expense - intercompany	(31)	—	(103)	134	—
Interest expense, net	(196)	(5)	(3)	—	(204)
	(123)	2	10	—	(111)
Income (loss) before income and mining tax and other items	(126)	201	597	—	672
Income and mining tax benefit (expense)	44	(42)	(557)	—	(555)
Equity income (loss) of affiliates	(200)	(525)	1	716	(8)
Net income (loss) from continuing operations	(282)	(366)	41	716	109
Net income (loss) from discontinued operations	—	—	(225)	—	(225)
Net income (loss)	(282)	(366)	(184)	716	(116)
Net loss (income) attributable to noncontrolling interests:
Continuing operations	—	—	62	—	62
Discontinued operations	—	—	(229)	—	(229)
	—	—	(167)	—	(167)
Net income (loss) attributable to Newmont stockholders	$(282)	$(366)	$(351)	$716	$(283)
Comprehensive income (loss)	$(251)	$(341)	$(184)	$692	$(84)
Comprehensive loss (income) attributable to noncontrolling interests	—	—	(167)	—	(167)
Comprehensive income (loss) attributable to Newmont stockholders	$(251)	$(341)	$(351)	$692	$(251)

(1)	Excludes Depreciation and amortization and Reclamation and remediation.

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

	Nine Months Ended September 30, 2017
	(Issuer)	(Guarantor)	(Non-Guarantor)		Newmont
	Newmont				Mining
	Mining	Newmont	Other		Corporation
Condensed Consolidating Statement of Cash Flows	Corporation	USA	Subsidiaries	Eliminations	Consolidated
Operating activities:
Net cash provided by (used in) operating activities of continuing operations	$(111)	$375	$1,332	$—	$1,596
Net cash provided by (used in) operating activities of discontinued operations	—	—	(12)	—	(12)
Net cash provided by (used in) operating activities	(111)	375	1,320	—	1,584
Investing activities:
Additions to property, plant and mine development	—	(171)	(386)	—	(557)
Purchase of investments	(109)	—	(4)	—	(113)
Proceeds from sales of investments	—	—	34	—	34
Other	—	2	7	—	9
Net cash provided by (used in) investing activities of continuing operations	(109)	(169)	(349)	—	(627)
Net cash provided by (used in) investing activities of discontinued operations	—	—	—	—	—
Net cash provided by (used in) investing activities	(109)	(169)	(349)	—	(627)
Financing activities:
Repayment of debt	(575)	(2)	(2)	—	(579)
Distributions to noncontrolling interests	—	—	(119)	—	(119)
Dividends paid to common stockholders	(94)	—	—	—	(94)
Funding from noncontrolling interests	—	—	70	—	70
Payments for withholding of employee taxes related to stock-based compensation	—	(13)	—	—	(13)
Dividends paid to noncontrolling interests	—	—	—	—	—
Acquisition of noncontrolling interests	—	—	—	—	—
Net intercompany borrowings (repayments)	892	(192)	(700)	—	—
Other	(3)	—	(10)	—	(13)
Net cash provided by (used in) financing activities of continuing operations	220	(207)	(761)	—	(748)
Net cash provided by (used in) financing activities of discontinued operations	—	—	—	—	—
Net cash provided by (used in) financing activities	220	(207)	(761)	—	(748)
Effect of exchange rate changes on cash	—	—	4	—	4
Net change in cash and cash equivalents	—	(1)	214	—	213
Less net cash provided by (used in) Batu Hijau discontinued operations	—	—	—	—	—
	—	(1)	214	—	213
Cash and cash equivalents at beginning of period	—	1	2,755	—	2,756
Cash and cash equivalents at end of period	$—	$—	$2,969	$—	$2,969

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

	Nine Months Ended September 30, 2016
	(Issuer)	(Guarantor)	(Non-Guarantor)		Newmont
	Newmont				Mining
	Mining	Newmont	Other		Corporation
Condensed Consolidating Statement of Cash Flows	Corporation	USA	Subsidiaries	Eliminations	Consolidated
Operating activities:
Net cash provided by (used in) operating activities of continuing operations	$775	$459	$961	$(862)	$1,333
Net cash provided by (used in) operating activities of discontinued operations	—	—	826	—	826
Net cash provided by (used in) operating activities	775	459	1,787	(862)	2,159
Investing activities:
Additions to property, plant and mine development	—	(182)	(650)	—	(832)
Purchases of investments	—	—	—	—	—
Proceeds from sales of investments	—	—	184	—	184
Other	—	—	(13)	—	(13)
Net cash provided by (used in) investing activities of continuing operations	—	(182)	(479)	—	(661)
Net cash provided by (used in) investing activities of discontinued operations	—	—	(41)	—	(41)
Net cash provided by (used in) investing activities	—	(182)	(520)	—	(702)
Financing activities:
Repayment of debt	(773)	(2)	(2)	—	(777)
Distributions to noncontrolling interests	—	—	—	—	—
Dividends paid to common stockholders	(41)	(862)	—	862	(41)
Funding from noncontrolling interests	—	—	58	—	58
Payments for withholding of employee taxes related to stock-based compensation	—	(6)	—	—	(6)
Dividends paid to noncontrolling interests	—	—	(146)	—	(146)
Acquisition of noncontrolling interests	—	—	(19)	—	(19)
Net intercompany borrowings (repayments)	39	(587)	548	—	—
Other	—	—	(1)	—	(1)
Net cash provided by (used in) financing activities of continuing operations	(775)	(1,457)	438	862	(932)
Net cash provided by (used in) financing activities of discontinued operations	—	—	(319)	—	(319)
Net cash provided by (used in) financing activities	(775)	(1,457)	119	862	(1,251)
Effect of exchange rate changes on cash	—	—	4	—	4
Net change in cash and cash equivalents	—	(1,180)	1,390	—	210
Less net cash provided by (used in) Batu Hijau discontinued operations	—	—	474	—	474
	—	(1,180)	916	—	(264)
Cash and cash equivalents at beginning of period	—	1,181	1,182	—	2,363
Cash and cash equivalents at end of period	$—	$1	$2,098	$—	$2,099

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

	At September 30, 2017
	(Issuer)	(Guarantor)	(Non-Guarantor)		Newmont
	Newmont				Mining
	Mining	Newmont	Other		Corporation
Condensed Consolidating Balance Sheet	Corporation	USA	Subsidiaries	Eliminations	Consolidated
Assets:
Cash and cash equivalents	$—	$—	$2,969	$—	$2,969
Trade receivables	—	22	109	—	131
Other accounts receivables	—	—	116	—	116
Intercompany receivable	9,999	7,207	13,610	(30,816)	—
Investments	—	—	76	—	76
Inventories	—	166	526	—	692
Stockpiles and ore on leach pads	—	211	503	—	714
Other current assets	—	36	74	—	110
Current assets	9,999	7,642	17,983	(30,816)	4,808
Property, plant and mine development, net	19	3,053	9,131	(30)	12,173
Investments	91	9	192	—	292
Investments in subsidiaries	12,686	193	—	(12,879)	—
Stockpiles and ore on leach pads	—	638	1,158	—	1,796
Deferred income tax assets	490	65	1,223	(490)	1,288
Non-current intercompany receivable	1,826	495	950	(3,271)	—
Other non-current assets	—	224	255	—	479
Total assets	$25,111	$12,319	$30,892	$(47,486)	$20,836
Liabilities:
Debt	$—	$1	$3	$—	$4
Accounts payable	—	53	262	—	315
Intercompany payable	9,790	5,103	15,923	(30,816)	—
Employee-related benefits	—	112	146	—	258
Income and mining taxes	—	14	181	—	195
Other current liabilities	62	90	226	—	378
Current liabilities	9,852	5,373	16,741	(30,816)	1,150
Debt	4,040	2	4	—	4,046
Reclamation and remediation liabilities	—	253	1,813	—	2,066
Deferred income tax liabilities	—	95	1,001	(490)	606
Employee-related benefits	—	220	160	—	380
Non-current intercompany payable	81	—	3,220	(3,301)	—
Other non-current liabilities	—	20	337	—	357
Total liabilities	13,973	5,963	23,276	(34,607)	8,605
Equity:
Newmont stockholders’ equity	11,138	6,356	6,523	(12,879)	11,138
Noncontrolling interests	—	—	1,093	—	1,093
Total equity	11,138	6,356	7,616	(12,879)	12,231
Total liabilities and equity	$25,111	$12,319	$30,892	$(47,486)	$20,836

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

	At December 31, 2016
	(Issuer)	(Guarantor)	(Non-Guarantor)		Newmont
	Newmont				Mining
	Mining	Newmont	Other		Corporation
Condensed Consolidating Balance Sheet	Corporation	USA	Subsidiaries	Eliminations	Consolidated
Assets:
Cash and cash equivalents	$—	$1	$2,755	$—	$2,756
Trade receivables	—	21	139	—	160
Other accounts receivables	—	2	181	—	183
Intercompany receivable	7,255	6,065	11,347	(24,667)	—
Investments	—	—	56	—	56
Inventories	—	155	462	—	617
Stockpiles and ore on leach pads	—	224	539	—	763
Other current assets	—	83	59	—	142
Current assets	7,255	6,551	15,538	(24,667)	4,677
Property, plant and mine development, net	20	3,144	9,355	(34)	12,485
Investments	—	8	219	—	227
Investments in subsidiaries	13,222	537	—	(13,759)	—
Stockpiles and ore on leach pads	—	599	1,265	—	1,864
Deferred income tax assets	477	48	1,296	(490)	1,331
Non-current intercompany receivable	2,219	606	955	(3,780)	—
Other non-current assets	—	224	223	—	447
Total assets	$23,193	$11,717	$28,851	$(42,730)	$21,031
Liabilities:
Debt	$560	$3	$3	$—	$566
Accounts payable	—	62	258	—	320
Intercompany payable	7,720	4,795	12,152	(24,667)	—
Employee-related benefits	—	148	156	—	304
Income and mining taxes	—	13	140	—	153
Other current liabilities	62	109	236	—	407
Current liabilities	8,342	5,130	12,945	(24,667)	1,750
Debt	4,038	4	7	—	4,049
Reclamation and remediation liabilities	—	247	1,782	—	2,029
Deferred income tax liabilities	9	93	980	(490)	592
Employee-related benefits	—	269	142	—	411
Non-current intercompany payable	83	—	3,731	(3,814)	—
Other non-current liabilities	—	21	305	—	326
Total liabilities	12,472	5,764	19,892	(28,971)	9,157
Equity:
Newmont stockholders’ equity	10,721	5,953	7,806	(13,759)	10,721
Noncontrolling interests	—	—	1,153	—	1,153
Total equity	10,721	5,953	8,959	(13,759)	11,874
Total liabilities and equity	$23,193	$11,717	$28,851	$(42,730)	$21,031

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

The Company completed a comprehensive study of the current Yanacocha long-term mining and closure plans as part of the requirement to submit an updated closure plan to Peruvian regulators every five years. The updated closure plan was submitted to the Peruvian regulators and their review is expected to be complete in early 2018.

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

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

Estimated future reclamation costs are based principally on legal and regulatory requirements. At September 30, 2017 and December 31, 2016, $1,863 and $1,792, respectively, were accrued for reclamation costs relating to currently or recently producing mineral properties in accordance with asset retirement obligation guidance. The current portions of $37 and $28 at September 30, 2017 and December 31, 2016, respectively, are included in Other current liabilities.

In addition, the Company is involved in several matters concerning environmental obligations associated with former mining activities. Generally, these matters concern developing and implementing remediation plans at the various sites involved. The Company believes that the related environmental obligations associated with these sites are similar in nature with respect to the development of remediation plans, their risk profile and the compliance required to meet general environmental standards. Based upon the Company’s best estimate of its liability for these matters, $272 and $298 were accrued for such obligations at September 30, 2017 and December 31, 2016, respectively. These amounts are included in Other current liabilities  and Reclamation and remediation liabilities. Depending upon the ultimate resolution of these matters, the Company believes that it is reasonably possible that the liability for these matters could be as much as 45% greater or 0% lower than the amount accrued at September 30, 2017. The amounts accrued are reviewed periodically based upon facts and circumstances available at the time. Changes in estimates are recorded in Reclamation and remediation in the period estimates are revised.

Refer to Note 5 for further information regarding reclamation and remediation. Details about certain of the more significant matters are discussed below.

Newmont USA Limited - 100% Newmont Owned

Ross-Adams mine site. By letter dated June 5, 2007, the U.S. Forest Service (“USFS”) notified Newmont that it had expended approximately $0.3 in response costs to address environmental conditions at the Ross-Adams mine in Prince of Wales, Alaska, and requested Newmont USA Limited pay those costs and perform an Engineering Evaluation/Cost Analysis (“EE/CA”) to assess what future response activities might need to be completed at the site. Newmont agreed to perform the EE/CA, which has been provided to the USFS. During the first quarter of 2016, the USFS confirmed approval of the EE/CA, and Newmont issued written notice to the USFS certifying that all requirements of the Administrative Settlement Agreement and Order on Consent (“ASAOC”) between the USFS and Newmont have been completed. The ASAOC will be final upon USFS concurrence with the notice of completion and Newmont payment of USFS response costs. Newmont anticipates that the USFS will issue an Action Memorandum to select the preferred Removal Action alternative identified in the EE/CA. During the third quarter of 2016, Newmont received a notice of completion of work per the ASAOC from the USFS. Newmont is continuing discussions with the USFS and the U.S. Department of Justice to determine the next steps. No assurances can be made at this time with respect to the outcome of such negotiations and Newmont cannot predict the likelihood of additional expenditures related to this matter.

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

The remediation liability for the Midnite mine site and Dawn mill site is approximately $184 at September 30, 2017.

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

Administrative Actions. The Peruvian government agency responsible for environmental evaluation and inspection, Organismo Evaluacion y Fiscalizacion Ambiental (“OEFA”), conducts periodic reviews of the Yanacocha site. In 2011, 2012, 2013, 2015, 2016, and 2017, OEFA issued notices of alleged violations of OEFA standards to Yanacocha or Conga relating to past inspections. OEFA has resolved some alleged violations with minimal or no findings. In the first

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

quarter of 2015 and the fourth quarter of 2016, the water authority of Cajamarca issued notices of alleged regulatory violations and resolved some allegations in early 2017 with no findings. The experience with the OEFA and the water authority is that in the case of a finding of violation, remedial action is often the outcome rather than a significant fine. The alleged OEFA violations currently range from zero to 112,670 units and the water authority alleged violations range from zero to 30,000 units, with each unit having a potential fine equivalent to approximately $0.00122 based on current exchange rates ($0 to $175). Yanacocha and Conga are responding to all notices of alleged violations, but cannot reasonably predict the outcome of the agency allegations.

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

On June 25, 2009, the Company completed the acquisition of the remaining 33.33% interest in Boddington from AngloGold Ashanti Australia Limited (“AngloGold”). Consideration for the acquisition consisted of $982 and a contingent royalty capped at $100, equal to 50% of the average realized operating margin (Revenue less Costs applicable to sales on a by-product basis), if any, exceeding $600 per ounce, payable quarterly beginning in the second quarter of 2010 on one-third of gold sales from Boddington. At the acquisition date, the Company estimated the fair value of the contingent consideration at $62. At September 30, 2017 and December 31, 2016, the estimated fair value of the unpaid contingent consideration was approximately $13 and $14, respectively. Changes to the estimated fair value resulting from periodic revaluations are recorded to Other expense, net. This contingent royalty is capped at $100 in aggregate payments, of which $87 has been paid to date. During the nine months ended September 30, 2017 and 2016 the Company paid $9 and $-, respectively. The range of remaining undiscounted amounts the Company could pay is between $0 and $13 and the Company expects to pay $6 in the next 12 months.

As part of its ongoing business and operations, the Company and its affiliates are required to provide surety bonds, bank letters of credit and bank guarantees as financial support for various purposes, including environmental remediation, reclamation, exploration permitting, workers compensation programs and other general corporate purposes. At September 30, 2017 and December 31, 2016, there were $2,323 and $2,227, respectively, of outstanding letters of credit, surety bonds and bank guarantees. The obligations associated with these instruments are generally related to performance requirements that the Company addresses through its ongoing operations. As the specific requirements are met, the beneficiary of the associated instrument cancels and/or returns the instrument to the issuing entity. Certain of these instruments are associated with operating sites with long-lived assets and will remain outstanding until closure. Generally, bonding requirements associated with environmental regulation are becoming more restrictive. However, the Company believes it is in compliance with all applicable bonding obligations and will be able to satisfy future bonding requirements through existing or alternative means, as they arise.

Newmont is from time to time involved in various legal proceedings related to its business. Except in the above described proceedings, management does not believe that adverse decisions in any pending or threatened proceeding or that amounts that may be required to be paid by reason thereof will have a material adverse effect on the Company’s financial condition or results of operations.

ITEM 2.       MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (dollars in millions, except per share, per ounce and per pound amounts)

The following Management’s Discussion and Analysis (“MD&A”) provides information that management believes is relevant to an assessment and understanding of the consolidated financial condition and results of operations of Newmont Mining Corporation and its subsidiaries (collectively, “Newmont,” the “Company,” “our” and “we”). We use certain non-GAAP financial measures in our MD&A. For a detailed description of each of the non-GAAP measures used in this MD&A, please see the discussion under “Non-GAAP Financial Measures” beginning on page 72. References to “A$” refers to Australian currency.

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

Overview

Newmont is one of the world’s largest gold producers and is the only gold company included in the S&P 500 Index and Fortune 500. We have been included in the Dow Jones Sustainability Index-World for 11 consecutive years and have adopted the World Gold Council’s Conflict-Free Gold Policy. We are also engaged in the exploration for and acquisition of gold and copper properties. We have significant operations and/or assets in the United States (“U.S.”), Australia, Peru, Ghana and Suriname.

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

Consolidated Financial Results

The details of our Net income (loss) from continuing operations attributable to Newmont stockholders are set forth below:

	Three Months Ended
	September 30,		Increase
	2017	2016	(decrease)
Net income (loss) from continuing operations attributable to Newmont stockholders	$213	$169	$44
Net income (loss) from continuing operations attributable to Newmont stockholders per common share, diluted	$0.39	$0.32	$0.07

	Nine Months Ended
	September 30,		Increase
	2017	2016	(decrease)
Net income (loss) from continuing operations attributable to Newmont stockholders	$474	$171	$303
Net income (loss) from continuing operations attributable to Newmont stockholders per common share, diluted	$0.88	$0.32	$0.56

The increases in Net income (loss) from continuing operations attributable to Newmont stockholders for the three and nine months ended September 30, 2017, compared to the same periods in 2016, are primarily due to new production at Merian and Long Canyon and lower income and mining taxes, partially offset by slightly lower production at various mine sites and lower average realized gold prices. The nine-month comparison was also impacted by an increase in gold production from the CC&V expansion completed in the first quarter of 2016,  adverse weather conditions impacting production at Tanami and Yanacocha during the first quarter of 2017 and a prior-year gain from the sale of the Company’s investment in Regis Resources Ltd. (“Regis”) in March 2016.

The following is a summary of Sales:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Gold
North America:
Carlin	$330	$362	$862	$864
Phoenix	68	61	188	187
Twin Creeks	103	129	352	432
Long Canyon (1)	70	—	166	—
CC&V	140	152	452	361
	711	704	2,020	1,844
South America:
Yanacocha	176	195	504	600
Merian (2)	162	—	445	—
	338	195	949	600
Australia:
Boddington	236	287	726	741
Tanami	148	151	363	450
Kalgoorlie	121	120	338	348
	505	558	1,427	1,539
Africa:
Ahafo	100	115	326	331
Akyem	145	156	464	437
	245	271	790	768
	1,799	1,728	5,186	4,751
Copper
North America:
Phoenix	21	20	71	63
Australia:
Boddington	59	43	156	108
	80	63	227	171
	$1,879	$1,791	$5,413	$4,922

(1)	Commercial production at Long Canyon was achieved in November 2016.
(2)	Commercial production at Merian was achieved in October 2016.

The following analysis summarizes consolidated gold sales:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Consolidated gold sales:
Gross before provisional pricing	$1,806	$1,736	$5,201	$4,754
Provisional pricing mark-to-market	2	2	9	24
Gross after provisional pricing	1,808	1,738	5,210	4,778
Treatment and refining charges	(9)	(10)	(24)	(27)
Net	$1,799	$1,728	$5,186	$4,751
Consolidated gold ounces sold (thousands)	1,411	1,300	4,151	3,766
Average realized gold price (per ounce):
Gross before provisional pricing	$1,281	$1,334	$1,253	$1,262
Provisional pricing mark-to-market	1	2	2	6
Gross after provisional pricing	1,282	1,336	1,255	1,268
Treatment and refining charges	(6)	(7)	(5)	(7)
Net	$1,276	$1,329	$1,250	$1,261

The change in consolidated gold sales is due to:

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2017 vs. 2016	2017 vs. 2016
Change in consolidated ounces sold	$146	$486
Change in average realized gold price	(76)	(54)
Change in treatment and refining charges	1	3
	$71	$435

Gold sales increased 4% and 9% during the three and nine months ended September 30, 2017, respectively, compared to the same periods in 2016, primarily due to new production at Merian and Long Canyon, partially offset by slightly lower production at various mine sites and lower average realized prices. The nine-month comparison was also impacted by an increase in production from the CC&V expansion completed in the first quarter of 2016 and adverse weather conditions impacting production at Tanami and Yanacocha during the first quarter of 2017.

For further discussion regarding changes in volumes, see Results of Consolidated Operations below.

The following analysis summarizes consolidated copper sales:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Consolidated copper sales:
Gross before provisional pricing	$77	$67	$228	$183
Provisional pricing mark-to-market	6	—	9	—
Gross after provisional pricing	83	67	237	183
Treatment and refining charges	(3)	(4)	(10)	(12)
Net	$80	$63	$227	$171
Consolidated copper pounds sold (millions)	26	30	84	84
Average realized copper price (per pound):
Gross before provisional pricing	$2.98	$2.18	$2.73	$2.17
Provisional pricing mark-to-market	0.20	—	0.10	—
Gross after provisional pricing	3.18	2.18	2.83	2.17
Treatment and refining charges	(0.12)	(0.14)	(0.12)	(0.14)
Net	$3.06	$2.04	$2.71	$2.03

The change in consolidated copper sales is due to:

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2017 vs. 2016	2017 vs. 2016
Change in consolidated pounds sold	$(11)	$—
Change in average realized copper price	27	54
Change in treatment and refining charges	1	2
	$17	$56

Copper sales increased 27% and 33% during the three and nine months ended September 30, 2017, respectively, compared to the same periods in 2016, primarily due to higher average realized prices, partially offset by lower production at Phoenix.

For further discussion regarding changes in volumes, see Results of Consolidated Operations below.

The following is a summary of Costs applicable to sales and Depreciation and amortization:

	Costs Applicable		Depreciation and		Costs Applicable		Depreciation and
	to Sales		Amortization		to Sales		Amortization
	Three Months Ended		Three Months Ended		Nine Months Ended		Nine Months Ended
	September 30,		September 30,		September 30,		September 30,
	2017	2016	2017	2016	2017	2016	2017	2016
Gold
North America:
Carlin	$216	$212	$60	$51	$579	$585	$156	$143
Phoenix	48	30	13	10	137	118	36	37
Twin Creeks	59	52	16	10	167	170	46	36
Long Canyon (1)	17	—	24	—	42	—	55	—
CC&V	75	65	35	32	219	156	97	78
	415	359	148	103	1,144	1,029	390	294
South America:
Yanacocha	150	148	38	92	403	396	108	220
Merian (2)	62	—	22	—	174	—	69	1
	212	148	60	92	577	396	177	221
Australia:
Boddington	130	139	26	30	399	391	81	82
Tanami	72	57	17	20	180	180	48	62
Kalgoorlie	64	57	5	5	171	189	14	14
	266	253	48	55	750	760	143	158
Africa:
Ahafo	57	95	14	30	193	212	52	62
Akyem	67	63	40	32	202	174	114	93
	124	158	54	62	395	386	166	155
	1,017	918	310	312	2,866	2,571	876	828
Copper
North America:
Phoenix	11	32	3	8	45	76	12	20
Australia:
Boddington	25	33	5	6	74	89	15	17
	36	65	8	14	119	165	27	37
Other
Corporate and other	—	—	9	9	—	—	25	27
	$1,053	$983	$327	$335	$2,985	$2,736	$928	$892

(1)	Commercial production at Long Canyon was achieved in November 2016.
(2)	Commercial production at Merian was achieved in October 2016.

The details of our Costs applicable to sales are set forth below:

	Three Months Ended
	September 30,		Increase	Percent
	2017	2016	(decrease)	Change
Gold	$1,017	$918	$99	11%
Copper	36	65	(29)	(45)
	$1,053	$983	$70	7%

	Nine Months Ended
	September 30,		Increase	Percent
	2017	2016	(decrease)	Change
Gold	$2,866	$2,571	$295	11%
Copper	119	165	(46)	(28)
	$2,985	$2,736	$249	9%

The increases in Costs applicable to sales for gold during the three and nine months ended September 30, 2017, compared to the same periods in 2016, are primarily due to new production at Merian and Long Canyon and higher costs per unit sold at Yanacocha from lower mill grade, partially offset by lower stockpile and leach pad adjustments. The nine-month comparison was also impacted by an increase in gold production from the CC&V expansion completed in the first quarter of 2016 and adverse weather conditions impacting production at Tanami and Yanacocha during the first quarter of 2017.

The decreases in Costs applicable to sales for copper during the three and nine months ended September 30, 2017, compared to the same periods in 2016, are primarily due to a lower co-product allocation of costs to copper and lower production at Phoenix.

For discussion regarding variations in operations, see Results of Consolidated Operations below.

The details of our Depreciation and amortization are set forth below:

	Three Months Ended
	September 30,		Increase	Percent
	2017	2016	(decrease)	Change
Gold	$310	$312	$(2)	(1)%
Copper	8	14	(6)	(43)
Other	9	9	—	—
	$327	$335	$(8)	(2)%

	Nine Months Ended
	September 30,		Increase	Percent
	2017	2016	(decrease)	Change
Gold	$876	$828	$48	6%
Copper	27	37	(10)	(27)
Other	25	27	(2)	(7)
	$928	$892	$36	4%

The changes in Depreciation and amortization for gold during the three and nine months ended September 30, 2017, compared to the same periods in 2016, are primarily due to new production at Merian and Long Canyon, partially offset by lower stockpile and leach pad adjustments and the impacts of a significant impairment charge taken in December 2016, reducing Property, plant and mine development, net balances at Yanacocha. The nine-month comparison was also impacted by an increase in gold production from the CC&V expansion completed in the first quarter of 2016 and adverse weather conditions impacting production at Tanami and Yanacocha during the first quarter of 2017.

The decreases in Depreciation and amortization for copper during the three and nine months ended September 30, 2017, compared to the same periods in 2016, are primarily due to lower production at Phoenix and a lower co-product allocation of costs to copper.

For discussion regarding variations in operations, see Results of Consolidated Operations below.

Reclamation and remediation increased by $4 and $36 during the three and nine months ended September 30, 2017, respectively, compared to the same periods in 2016, primarily due to higher reclamation accretion from an increase in Reclamation and remediation liabilities associated with revisions to Yanacocha’s long-term mining and closure plans in December 2016. The nine months ended September 30, 2017 were also higher compared to the same period in 2016 due to updated reclamation liability assumptions at Yanacocha regarding water treatment costs on non-operating leach pads of $15 during the second quarter of 2017.

Exploration increased by $9 and $28 during the three and nine months ended September 30, 2017, respectively, compared to the same periods in 2016, primarily due to increased exploration activity at various projects as we continue to focus on developing future reserves.

Advanced projects, research and development increased (decreased) by $7 and $(6) during the three and nine months ended September 30, 2017, respectively, compared to the same periods in 2016, primarily due to higher consulting costs in North America related to process improvements and cost reduction efforts and the advancement of the Yanacocha Sulfides, Sabajo, Quecher Main, Ahafo North and Tanami Expansion 2 projects, partially offset by the completion of the Merian Project in October 2016.

Other expense, net decreased by $20 and $22 during the three and nine months ended September 30, 2017, respectively, compared to the same periods in 2016, primarily due to favorable adjustments to the contingent consideration and related liabilities associated with the acquisition of the final 33.33% interest in Boddington in June 2009 and lower severance and outsourcing costs, primarily at Corporate and Yanacocha.

Other income, net increased (decreased) by $14 and $(61) during the three and nine months ended September 30, 2017, respectively, compared to the same periods in 2016. For the three-month comparison, the increase is primarily due to an increase in interest income. For the nine-month comparison, the decrease is primarily due to a prior-year gain of $103 from the sale of the Company’s investment in Regis in March 2016, partially offset by a gain of $15 from the exchange of the Company’s 31% interest in the Fort á la Corne joint venture for shares in Shore Gold Inc. (“Shore Gold”) and business interruption insurance proceeds of $13 recorded in June 2017 associated with the heavy rainfall at Tanami during the first quarter of 2017.

Interest expense, net decreased by $8 and $17 during the three and nine months ended September 30, 2017, respectively, compared to the same periods in 2016, primarily due to reduced debt balances from the extinguishment of the 2019 term loan in August 2016, the partial repayment of the 2022 Senior Notes in November 2016 and the repayment of the 2017 Convertible Senior Notes in July 2017, partially offset by lower capitalized interest from the completion of the Long Canyon and Merian projects. The nine-month comparison was also impacted by reduced debt balances from the partial repayment of the 2019 and 2039 Senior Notes in March 2016.

Income and mining tax expense (benefit) decreased by $18 and $206 during the three and nine months ended September 30, 2017, respectively, compared to the same periods in 2016. A reconciliation and comparison of the periods is shown below:

	Three Months Ended September 30,
	2017		2016		Variance
Income before income and mining tax and other items		$276		$223

Tax at statutory rate	35%	$97	35%	$78
Reconciling items:
Percentage depletion	3	10	(5)	(11)	8%
Change in valuation allowance on deferred tax assets	(14)	(39)	(2)	(5)	(12)
Mining and other taxes	—	(1)	6	13	(6)
U.S. tax effect of noncontrolling interest attributable to non-U.S. investees	2	5	4	10	(2)
Tax impact on sale of assets	(1)	(2)	—	—	(1)
Other	1	2	2	5	(1)
Income and mining tax expense	26%	$72	40%	$90	(14)%

	Nine Months Ended September 30,
	2017		2016		Variance
Income (loss) before income and mining tax and other items		$805		$672

Tax at statutory rate	35%	$282	35%	$235
Reconciling items:
Percentage depletion	(8)	(64)	(7)	(47)	(1)%
Change in valuation allowance on deferred tax assets	12	100	49	330	(37)
Mining and other taxes	4	34	6	41	(2)
U.S. tax effect of noncontrolling interest attributable to non-U.S. investees	1	5	3	20	(2)
Tax impact on sale of assets	(1)	(7)	(5)	(35)	4
Other	—	(1)	2	11	(2)
Income and mining tax expense	43%	$349	83%	$555	(40)%

Applicable accounting standards require that Newmont estimate an annual effective tax rate and apply that rate to each year-to-date interim period. Variations in customary income tax expense relationships can occur between interim periods when applying this standard. In addition, the relative proportions of the Company’s various jurisdictional operating profits and losses will influence the effect of certain items, such as percentage depletion, on the Company’s effective tax rate.

During the three and nine months ended September 30, 2017, the Company’s effective tax rate is driven by a number of factors as illustrated in the table above. The decreases in the effective tax rate are primarily due to lower charges to the Company’s valuation allowance on tax credits and lower mining taxes, partially offset by a decrease in the benefit from percentage depletion as compared to the same periods in 2016. The decreases in valuation allowance are due to a greater ability to utilize tax credits and a significant 2016 addition to valuation allowance precipitated by a tax restructuring and the carryback of losses to prior years. Changes to the impacts from percentage depletion and mining taxes are a result of differences in the jurisdictional mix of income and the effect of the interim reporting rules that govern the accounting for income taxes.

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

Net income (loss) from discontinued operations details are set forth below:

	Three Months Ended
	September 30,		Increase	Percent
	2017	2016	(decrease)	Change
Holt royalty obligation	$(7)	$(19)	$12	(63)%
Batu Hijau operations	—	148	(148)	N.M.
Loss on classification as held for sale	—	(577)	577	N.M.
	$(7)	$(448)	$441	(98)%

	Nine Months Ended
	September 30,		Increase	Percent
	2017	2016	(decrease)	Change
Holt royalty obligation	$(45)	$(72)	$27	(38)%
Batu Hijau operations	—	424	(424)	N.M.
Loss on classification as held for sale	—	(577)	577	N.M.
	$(45)	$(225)	$180	(80)%

N.M. – Not meaningful.

During the three months ended September 30, 2017, the Holt royalty obligation increased the net loss from discontinued operations primarily due to an increase in gold price. During the nine months ended September 30, 2017, the Holt royalty obligation increased the net loss from discontinued operations primarily due to an increase in gold price, a decrease in discount rate and an increase in expected production based on gold reserves and resources from Kirkland Lake Gold Ltd., which were updated in March 2017. During the three and nine months ended September 30, 2016, the Holt royalty obligation increased the net loss from discontinued operations due to an increase in gold prices and decrease in discount rates.

For additional information regarding our discontinued operations, see Note 3 to our Condensed Consolidated Financial Statements. For information regarding Batu Hijau’s 2016 production results, see the Discontinued operations section in Results of Consolidated Operations below.

Net loss (income) attributable to noncontrolling interests from continuing operations during the three and nine months ended September 30, 2017 were losses of $8 and $22, respectively, compared to $34 and $62 in the same periods of 2016. The decreases are primarily due to new production at Merian offsetting losses incurred at Yanacocha.

Results of Consolidated Operations

	Gold or Copper		Costs Applicable		Depreciation and		All-In Sustaining
	Produced		to Sales (1)		Amortization		Costs (2)
	2017	2016	2017	2016	2017	2016	2017	2016
Three Months Ended September 30,
Gold	(ounces in thousands)		($ per ounce sold)		($ per ounce sold)		($ per ounce sold)
North America	573	540	$742	$678	$265	$194	$912	$831
South America	271	147	806	1,022	240	657	1,061	1,253
Australia	406	429	670	598	126	130	821	752
Africa	191	202	646	778	281	310	802	970
Total/Weighted-Average for continuing operations	1,441	1,318	$721	$706	$226	$245	$943	$925
Attributable to Newmont	1,339	1,246

Copper	(pounds in millions)		($ per pound sold)		($ per pound sold)		($ per pound sold)
North America	7	11	$1.57	$3.44	$0.43	$0.88	$1.71	$4.11
Australia	20	21	1.32	1.56	0.26	0.31	1.63	1.90
Total/Weighted-Average for continuing operations	27	32	$1.38	$2.14	$0.30	$0.48	$1.65	$2.57

Copper	(tonnes in thousands)
North America	3	5
Australia	9	10
Total/Weighted-Average for continuing operations	12	15

	Gold or Copper		Costs Applicable		Depreciation and		All-In Sustaining
	Produced		to Sales (1)		Amortization		Costs (2)
	2017	2016	2017	2016	2017	2016	2017	2016
Nine Months Ended September 30,
Gold	(ounces in thousands)		($ per ounce sold)		($ per ounce sold)		($ per ounce sold)
North America	1,655	1,473	$707	$702	$242	$201	$884	$863
South America	755	483	760	828	246	481	995	1,163
Australia	1,167	1,245	658	627	130	135	793	766
Africa	631	609	624	631	262	254	782	800
Total/Weighted-Average for continuing operations	4,208	3,810	$690	$682	$217	$227	$909	$910
Attributable to Newmont	3,925	3,575

Copper	(pounds in millions)		($ per pound sold)		($ per pound sold)		($ per pound sold)
North America	26	32	$1.67	$2.49	$0.44	$0.66	$1.96	$2.90
Australia	61	57	1.30	1.66	0.26	0.33	1.58	1.96
Total/Weighted-Average for continuing operations	87	89	$1.42	$1.96	$0.32	$0.45	$1.70	$2.30

Copper	(tonnes in thousands)
North America	12	15
Australia	28	26
Total/Weighted-Average for continuing operations	40	41

(1)	Excludes Depreciation and amortization and Reclamation and remediation.
(2)	All-In Sustaining Costs is a non-GAAP financial measure. See Non-GAAP Financial Measures beginning on page 72.

Three months ended September 30, 2017 compared to 2016

Consolidated gold production increased 9% due to new production at Long Canyon in North America and Merian in South America, partially offset by lower mill throughput at Twin Creeks in North America, lower ore grade milled and lower mill recoveries at Yanacocha in South America, lower ore grade mined and milled at Boddington in Australia and lower mill throughput at Ahafo in Africa.

Consolidated copper production decreased by 16% primarily due to lower ore grade milled and lower leach placement at Phoenix in North America, and lower ore grade milled at Boddington in Australia.

Costs applicable to sales per consolidated gold ounce increased 2% due to higher direct operating costs, partially offset by higher gold ounces sold and lower stockpile and leach pad inventory adjustments.  Costs applicable to sales per consolidated copper pound decreased 36% primarily due to a lower co-product allocation of costs to copper, partially offset by lower copper pounds sold.

Depreciation and amortization per consolidated gold ounce decreased 8% primarily due to higher gold ounces sold, a lower asset balance at Yanacocha resulting from an impairment recorded in December 2016 and lower leach pad inventory adjustments at Yanacocha. Depreciation and amortization per consolidated copper pound decreased 38% due to a lower co-product allocation of costs to copper, partially offset by lower copper pounds sold.

All-in sustaining costs per consolidated gold ounce increased 2% primarily due to higher costs applicable to sales per ounce and higher exploration and advanced projects spend, partially offset by lower sustaining capital spend. All-in sustaining costs per consolidated copper pound decreased 36% primarily due to lower costs applicable to sales per pound and lower sustaining capital spend.

Nine months ended September 30, 2017 compared to 2016

Consolidated gold production increased 10% due to new production at Long Canyon, higher ore placement and recoveries at Valley Leach Fill 2 at CC&V, and higher ore grade milled at Carlin and Phoenix in North America, new production at Merian in South America, and higher mill grade, throughput and recovery at Akyem in Africa, partially offset by lower ore grade mined and milled, and lower mill throughput at Tanami. Throughput at Tanami was lower due to the mill being placed into care and maintenance for the majority of February 2017 following record high rainfall that blocked transport routes, limiting access to fuel and other resources.

Consolidated copper production decreased by 2% primarily due to lower leach placement and lower mill throughput at Phoenix in North America, partially offset by higher ore grades mined and milled and higher mill throughput at Boddington in Australia.

Costs applicable to sales per consolidated gold ounce increased 1% primarily due to higher direct operating costs, partially offset by higher gold ounces sold and lower leach pad inventory adjustments. Costs applicable to sales per consolidated copper pound decreased 28% primarily due to a lower co-product allocation of costs to copper and higher copper pounds sold.

Depreciation and amortization per consolidated gold ounce decreased 4% primarily due to higher ounces sold, a lower asset balance at Yanacocha resulting from an impairment recorded in December 2016, and lower leach pad inventory adjustments. Depreciation and amortization per consolidated copper pound decreased 29% due to a lower co-product allocation of costs to copper and higher copper pounds sold.

All-in sustaining costs per consolidated gold ounce were in line with prior year. All-in sustaining costs per consolidated copper pound decreased 26% primarily due to lower costs applicable to sales per pound.

North America Operations

	Gold or Copper		Costs Applicable		Depreciation and		All-In Sustaining
	Produced		to Sales (1)		Amortization		Costs (2)
	2017	2016	2017	2016	2017	2016	2017	2016
Three Months Ended September 30,
Gold	(ounces in thousands)		($ per ounce sold)		($ per ounce sold)		($ per ounce sold)
Carlin	268	273	$834	$781	$232	$185	$992	$949
Phoenix	58	57	889	637	241	203	1,037	766
Twin Creeks	82	96	728	532	198	111	926	656
Long Canyon (3)	56	—	309	—	436	—	327	—
CC&V	109	114	682	574	318	280	791	646
Total/Weighted-Average (4)	573	540	$742	$678	$265	$194	$912	$831

Copper	(pounds in millions)		($ per pound sold)		($ per pound sold)		($ per pound sold)
Phoenix	7	11	$1.57	$3.44	$0.43	$0.88	$1.71	$4.11

Copper	(tonnes in thousands)
Phoenix	3	5

	Gold or Copper		Costs Applicable		Depreciation and		All-In Sustaining
	Produced		to Sales (1)		Amortization		Costs (2)
	2017	2016	2017	2016	2017	2016	2017	2016
Nine Months Ended September 30,
Gold	(ounces in thousands)		($ per ounce sold)		($ per ounce sold)		($ per ounce sold)
Carlin	700	683	$840	$856	$226	$209	$1,055	$1,044
Phoenix	169	158	884	782	232	245	1,058	920
Twin Creeks	287	346	592	489	163	105	734	591
Long Canyon (3)	133	—	318	—	417	—	341	—
CC&V	366	286	607	551	269	274	690	611
Total/Weighted-Average (4)	1,655	1,473	$707	$702	$242	$201	$884	$863

Copper	(pounds in millions)		($ per pound sold)		($ per pound sold)		($ per pound sold)
Phoenix	26	32	$1.67	$2.49	$0.44	$0.66	$1.96	$2.90

Copper	(tonnes in thousands)
Phoenix	12	15

(1)	Excludes Depreciation and amortization and Reclamation and remediation.
(2)	All-In Sustaining Costs is a non-GAAP financial measure. See Non-GAAP Financial Measures beginning on page 72.
(3)	Long Canyon reached commercial production in November 2016.
(4)	All-In Sustaining Costs and Depreciation and amortization include expense for other regional projects.

Three months ended September 30, 2017 compared to 2016

Carlin, USA. Gold production decreased 2% primarily due to lower ore grade mined. Costs applicable to sales per ounce increased 7% due to higher stockpile and leach-pad inventory adjustments and lower ounces sold. Depreciation and amortization per ounce increased 25% primarily due to lower ounces sold and higher stockpile and leach pad inventory adjustments. All-in sustaining costs per ounce increased 5% primarily due to higher costs applicable to sales per ounce partially offset by lower sustaining capital spend.

Phoenix, USA. Gold production increased 2% primarily due to higher leach production from increased ore placement from the Brooks pit at Lone Tree. Copper production decreased 36% primarily due to lower mill grade and lower leach placement. Costs applicable to sales per ounce increased 40% primarily due to a higher co-product allocation of costs to gold. Costs applicable to sales per pound decreased 54% primarily due to a copper leach pad inventory adjustment in the prior year and a lower co-product allocation of costs to copper.  Depreciation and amortization per ounce increased 19% primarily due to a higher co-product allocation of costs to gold. Depreciation and amortization per pound decreased 51% primarily due to a copper leach pad inventory adjustment in the prior year, lower amortization rates and a lower co-product allocation of costs to copper. All-in sustaining costs per ounce increased 35% primarily due to higher cost applicable to sales per ounce. All-in sustaining costs per pound decreased 58% primarily due to lower costs applicable to sales per pound.

Twin Creeks, USA. Gold production decreased 15% due to lower mill throughput. Costs applicable to sales per ounce increased 37% due to lower ounces sold, higher direct operating costs, and higher stockpile and leach-pad inventory adjustments as a result of a planned stripping campaign at the Vista pit. Depreciation and amortization per ounce increased 78% primarily due to lower ounces sold and higher stockpile and leach-pad inventory adjustments. All-in sustaining costs per ounce increased 41% due to higher costs applicable to sales per ounce and higher sustaining capital spend.

Long Canyon, USA. Long Canyon achieved commercial production in November 2016.

CC&V, USA. Gold production decreased 4% primarily due to lower ore grade mined and milled, and lower mill recovery, partially offset by higher ore placement and recoveries at Valley Leach Fill 2 leach pad. Costs applicable to sales per ounce increased 19% primarily due to lower grade mined and lower mill recovery partially offset by lower direct operating cost. Depreciation and amortization per ounce increased 14% primarily due to lower ounces sold. All-in sustaining costs per ounce increased 22% primarily due to higher costs applicable to sales per ounce and higher sustaining capital spend.

Nine months ended September 30, 2017 compared to 2016

Carlin, USA. Gold production increased 2% primarily due to higher ore grade mined at Leeville partially offset by halted mining activity at the Silverstar mine due to the geotechnical issues in the fourth quarter of 2016. Costs applicable to sales per ounce decreased 2% due to higher ounces sold. Depreciation and amortization per ounce increased 8% primarily due to lower surface grades mined resulting in inventory drawdowns. All-in sustaining costs per ounce increased 1% primarily due to higher sustaining capital spend partially offset by lower costs applicable to sales per ounce.

Phoenix, USA. Gold production increased 7% due to higher leach placement from mining in the Brooks pit at Lone Tree. Copper production decreased 19% primarily due to lower copper leach placement and lower mill throughput and recovery. Costs applicable to sales per ounce increased 13% primarily due to a higher co-product allocation of costs to gold partially offset by higher ounces sold.  Costs applicable to sales per pound decreased 33% primarily due to a copper leach pad inventory adjustment in the prior year, lower leaching costs as a result of lower commodity consumption and a lower co-product allocation of costs to copper.  Depreciation and amortization per ounce decreased 5% primarily due to lower amortization rates. Depreciation and amortization per pound decreased 33% primarily due to a copper leach pad inventory adjustment in the prior year, lower amortization rates and a lower co-product allocation of costs to copper. All-in sustaining costs per ounce increased 15% primarily due to the higher costs applicable to sales per ounce. All-in sustaining costs per pound decreased 32% primarily due to the lower costs applicable to sales per pound.

Twin Creeks, USA. Gold production decreased 17% due to lower ore grades mined and milled as a result of mine sequencing, and lower mill throughput as a result of harder ore at the Juniper mill. Costs applicable to sales per ounce increased 21% due to lower ounces sold and higher stockpile and leach pad inventory adjustments. Depreciation and amortization per ounce increased 55% primarily due to lower ounces sold and higher stockpile and leach pad inventory adjustments. All-in sustaining costs per ounce increased 24% due to the higher costs applicable to sales per ounce and lower ounces sold.

Long Canyon, USA. Long Canyon achieved commercial production in November 2016.

CC&V, USA. Gold production increased 28% primarily due to a full year of ore placement at the Valley Leach Fill 2 leach pad and higher mill grade and throughput. Costs applicable to sales per ounce increased 10% primarily due to lower production from the Valley Leach Fill 1 leach pad. Depreciation and amortization per ounce decreased 2% primarily due to higher ounces sold. All-in sustaining costs per ounce increased 13% primarily due to higher costs applicable to sales per ounce and higher sustaining capital.

South America Operations

	Gold or Copper		Costs Applicable		Depreciation and		All-In Sustaining
	Produced		to Sales (1)		Amortization		Costs (2)
	2017	2016	2017	2016	2017	2016	2017	2016
Three Months Ended September 30,	(ounces in thousands)		($ per ounce sold)		($ per ounce sold)		($ per ounce sold)
Yanacocha	142	147	$1,087	$1,022	$275	$633	$1,333	$1,137
Merian (3)	129	—	496	—	176	—	608	—
Total / Weighted Average (4)	271	147	$806	$1,022	$240	$657	$1,061	$1,253
Yanacocha (48.65%)	(69)	(72)
Merian (25.00%)	(33)	—
Attributable to Newmont	169	75

	Gold or Copper		Costs Applicable		Depreciation and		All-In Sustaining
	Produced		to Sales (1)		Amortization		Costs (2)
	2017	2016	2017	2016	2017	2016	2017	2016
Nine Months Ended September 30,	(ounces in thousands)		($ per ounce sold)		($ per ounce sold)		($ per ounce sold)
Yanacocha	400	483	$993	$828	$266	$459	$1,234	$1,061
Merian (3)	355	—	493	—	195	—	578	—
Total / Weighted Average (4)	755	483	$760	$828	$246	$481	$995	$1,163
Yanacocha (48.65%)	(194)	(235)
Merian (25.00%)	(89)	—
Attributable to Newmont	472	248

(1)	Excludes Depreciation and amortization and Reclamation and remediation.
(2)	All-In Sustaining Costs is a non-GAAP financial measure. See Non-GAAP Financial Measures beginning on page 72.
(3)	Merian reached commercial production in October 2016.
(4)	All-In Sustaining Costs and Depreciation and amortization include expense for other regional projects.

Three months ended September 30, 2017 compared to 2016

Yanacocha, Peru. Gold production decreased 3% primarily due to lower mill grade and recovery partially offset by higher ore grade placed on leach pads and higher mill throughput. Costs applicable to sales per ounce increased 6% primarily due to lower ounces sold and higher processing costs, partially offset by lower leach pad inventory adjustments. Depreciation and amortization per ounce decreased 57% due to a lower asset balance resulting from an impairment recorded in December 2016 and lower leach pad inventory adjustments, partially offset by lower ounces sold. All-in sustaining costs per ounce increased 17% primarily due to higher costs applicable to sales per ounce.

Merian, Suriname. Merian achieved commercial production in October 2016.

Nine months ended September 30, 2017 compared to 2016

Yanacocha, Peru. Gold production decreased 17% primarily due to lower mill grade and lower leach tons placed partially due to a commodity supply shortage resulting from extreme weather conditions along the Peruvian coast in the first quarter of 2017. Costs applicable to sales per ounce increased 20% due to lower ounces sold and higher processing costs, partially offset by lower leach pad inventory adjustments. Depreciation and amortization per ounce decreased 42% due to a lower asset balance resulting from an impairment recorded in December 2016 and lower leach pad inventory adjustments, partially offset by lower ounces sold. All-in sustaining costs per ounce increased 16% primarily due to the higher costs applicable to sales per ounce.

Merian, Suriname. Merian achieved commercial production in October 2016.

Australia Operations

	Gold or Copper		Costs Applicable		Depreciation and		All-In Sustaining
	Produced		to Sales (1)		Amortization		Costs (2)
	2017	2016	2017	2016	2017	2016	2017	2016
Three Months Ended September 30,
Gold	(ounces in thousands)		($ per ounce sold)		($ per ounce sold)		($ per ounce sold)
Boddington	197	220	$695	$631	$139	$135	$807	$723
Tanami	114	114	626	503	148	177	800	768
Kalgoorlie	95	95	674	635	53	46	768	714
Total/Weighted-Average (3)	406	429	$670	$598	$126	$130	$821	$752

Copper	(pounds in millions)		($ per pound sold)		($ per pound sold)		($ per pound sold)
Boddington	20	21	$1.32	$1.56	$0.26	$0.31	$1.63	$1.90

Copper	(tonnes in thousands)
Boddington	9	10

	Gold or Copper		Costs Applicable		Depreciation and		All-In Sustaining
	Produced		to Sales (1)		Amortization		Costs (2)
	2017	2016	2017	2016	2017	2016	2017	2016
Nine Months Ended September 30,
Gold	(ounces in thousands)		($ per ounce sold)		($ per ounce sold)		($ per ounce sold)
Boddington	611	601	$686	$674	$139	$140	$789	$762
Tanami	286	360	623	502	166	173	782	700
Kalgoorlie	270	284	636	688	52	50	714	775
Total/Weighted-Average (3)	1,167	1,245	$658	$627	$130	$135	$793	$766

Copper	(pounds in millions)		($ per pound sold)		($ per pound sold)		($ per pound sold)
Boddington	61	57	$1.30	$1.66	$0.26	$0.33	$1.58	$1.96

Copper	(tonnes in thousands)
Boddington	28	26

(1)	Excludes Depreciation and amortization and Reclamation and remediation.
(2)	All-In Sustaining Costs is a non-GAAP financial measure. See Non-GAAP Financial Measures beginning on page 72.
(3)	All-In Sustaining Costs and Depreciation and amortization include expense for other regional projects.

Three months ended September 30, 2017 compared to 2016

Boddington, Australia. Gold production decreased 10% primarily due to lower ore grade mined partially offset by higher mill throughput and higher recovery. Copper production decreased 5% primarily due to lower ore grade mined and lower recovery partially offset by higher mill throughput. Costs applicable to sales per ounce increased 10% primarily due to lower ounces sold, a higher co-product allocation of costs to gold and an unfavorable Australian dollar foreign currency exchange rate.  Costs applicable to sales per pound decreased 15% primarily due to a lower co-product allocation of costs to copper, partially offset by lower copper pounds sold and an unfavorable Australian dollar foreign currency exchange rate. Depreciation and amortization per ounce increased 3% primarily due to lower ounces sold and a higher co-product allocation of costs to gold.  Depreciation and amortization per pound decreased 16% primarily due to a lower co-product allocation of costs to copper, partially offset by lower copper pounds sold.  All-in sustaining costs per ounce increased 12% primarily due to higher costs applicable to sales and higher sustaining capital spend per ounce. All-in sustaining costs per pound decreased 14% primarily due to lower costs applicable to sales per pound.

Tanami, Australia. Gold production was in line with the prior year. Costs applicable to sales per ounce increased 24% primarily due to higher oil prices, lower proportion of capital development, higher paste fill activity and an unfavorable Australian dollar foreign currency exchange rate. Depreciation and amortization per ounce decreased 16% primarily due to lower amortization rates. All-in sustaining costs per ounce increased 4% primarily due to higher costs applicable to sales per ounce, partially offset by lower sustaining capital spend.

Kalgoorlie, Australia. Gold production was in line with the prior year. Costs applicable to sales per ounce increased 6% primarily due to higher mill maintenance costs, higher oil prices and an unfavorable Australian dollar foreign currency exchange rate, partially offset by higher ounces sold and lower selling costs. Depreciation and amortization per ounce increased 15% primarily due to higher amortization rates due to asset additions. All-in sustaining costs per ounce increased 8% primarily due to higher costs applicable to sales per ounce and higher exploration spend, partially offset by lower sustaining capital spend.

Nine months ended September 30, 2017 compared to 2016

Boddington, Australia. Gold production increased 2% primarily due to higher mill throughput, partially offset by lower ore grade milled. Copper production increased 7% primarily due to higher mill throughput and mill ore grade, partially offset by lower recovery. Costs applicable to sales per ounce increased 2% primarily due to a higher co-product allocation of costs to gold, higher oil prices and an unfavorable Australian dollar foreign currency exchange rate.  Costs applicable to sales per pound decreased 22% primarily due to higher copper pounds sold and a lower co-product allocation of costs to copper, partially offset by higher oil prices and an unfavorable Australian dollar foreign currency exchange rate. Depreciation and amortization per ounce decreased 1% primarily due to higher ounces sold.  Depreciation and amortization per pound decreased 21% primarily due to higher copper pounds sold and a lower co-product allocation of costs to copper. All-in sustaining costs per ounce increased 4% primarily due to higher costs applicable to sales per ounce and higher sustaining capital spend. All-in sustaining costs per pound decreased 19% primarily due to lower costs applicable to sales per pound and lower treatment and refining costs.

Tanami, Australia. Gold production decreased 21% primarily due to lower ore grade mined and mill throughput. Throughput was lower primarily due to the mill being placed into care and maintenance for the majority of February 2017 following record high rainfall that blocked transport routes, limiting access to fuel and other resources. Costs applicable to sales per ounce increased 24% primarily due to lower ounces sold, higher oil prices, an unfavorable Australian dollar foreign currency exchange rate and lower proportion of capital development, partially offset by lower paste fill activity. Depreciation and amortization per ounce decreased 4% primarily due to lower amortization rates. All-in sustaining costs per ounce increased 12% primarily due to higher costs applicable to sales per ounce, partially offset by lower sustaining capital spend and lower exploration and advanced project spend.

Kalgoorlie, Australia. Gold production decreased 5% primarily due to lower ore grade milled, lower recovery and lower draw-down of in-circuit inventory as compared to the prior year. Costs applicable to sales per ounce decreased 8% primarily due to lower mine maintenance costs, selling costs and site support costs, partially offset by lower ounces sold, higher oil prices and an unfavorable Australian dollar foreign currency exchange rate. Depreciation and amortization per ounce increased 4% primarily due to lower ounces sold. All-in sustaining costs per ounce decreased 8% primarily due to lower costs applicable to sales per ounce sold and lower treatment and refining costs, partially offset by higher exploration spend.

Africa Operations

	Gold or Copper		Costs Applicable		Depreciation and		All-In Sustaining
	Produced		to Sales (1)		Amortization		Costs (2)
	2017	2016	2017	2016	2017	2016	2017	2016
Three Months Ended September 30,	(ounces in thousands)		($ per ounce sold)		($ per ounce sold)		($ per ounce sold)
Ahafo	78	86	$731	$1,112	$179	$351	$910	$1,384
Akyem	113	116	588	532	351	280	693	641
Total / Weighted Average (3)	191	202	$646	$778	$281	$310	$802	$970

	Gold or Copper		Costs Applicable		Depreciation and		All-In Sustaining
	Produced		to Sales (1)		Amortization		Costs (2)
	2017	2016	2017	2016	2017	2016	2017	2016
Nine Months Ended September 30,	(ounces in thousands)		($ per ounce sold)		($ per ounce sold)		($ per ounce sold)
Ahafo	260	264	$739	$803	$199	$235	$927	$1,049
Akyem	371	345	543	499	306	269	624	594
Total / Weighted Average (3)	631	609	$624	$631	$262	$254	$782	$800

(1)	Excludes Depreciation and amortization and Reclamation and remediation.

(2)	All-In Sustaining Costs is a non-GAAP financial measure. See Non-GAAP Financial Measures beginning on page 72.
(3)	All-In Sustaining Costs and Depreciation and amortization include expense for other regional projects.

Three months ended September 30, 2017 compared to 2016

Ahafo, Ghana. Gold production decreased 9% due to lower throughput, partially offset by higher recovery and grade milled. Costs applicable to sales per ounce decreased 34% due to lower stockpile inventory adjustments and lower oil prices partially offset by lower ounces sold. Depreciation and amortization per ounce decreased 49% due to lower stockpile inventory adjustments. All-in sustaining costs per ounce decreased 34% primarily due to lower costs applicable to sales per ounce.

Akyem, Ghana. Gold production decreased 3% due to lower grade mined partially offset by higher drawdown of in-circuit inventory, higher mill throughput and recovery. Costs applicable to sales per ounce increased 11% primarily due to stockpile inventory adjustments in the current year and lower ounces sold, partially offset by lower oil prices and lower milling costs. Depreciation and amortization per ounce increased 25% due to stockpile inventory adjustments in the current year and lower ounces sold. All-in sustaining costs per ounce increased 8% due to higher costs applicable to sales per ounce partially offset by lower exploration spend.

Nine months ended September 30, 2017 compared to 2016

Ahafo, Ghana. Gold production decreased 2% due to lower mill throughput, partially offset by higher mill grade and recovery. Costs applicable to sales per ounce decreased 8% due to lower stockpile inventory adjustments and lower oil prices partially offset by lower ounces sold. Depreciation and amortization per ounce decreased 15% due to lower stockpile inventory adjustments. All-in sustaining costs per ounce decreased 12% primarily due to lower costs applicable to sales per ounce, lower sustaining capital and exploration spend.

Akyem, Ghana. Gold production increased 8% due to higher mill grade, throughput and recovery. Costs applicable to sales per ounce increased 9% primarily due to stockpile inventory adjustments in the current year and an unfavorable strip ratio, partially offset by higher ounces sold and lower oil prices. Depreciation and amortization per ounce increased 14% due to stockpile inventory adjustments in the current year, partially offset by higher ounces sold. All-in sustaining costs per ounce increased 5% due to higher costs applicable to sales, partially offset by lower exploration spend.

In October 2017 the government of Ghana approved our request to extend the stability period of the revised Investment Agreement at our Ahafo operations for five years to December 31, 2025. The extension was approved based on our commitment to invest at least $300 million for the Subika Underground and Ahafo Mill Expansion projects.

Discontinued Operations

Gold or Copper
Produced
Three Months Ended September 30, 2016
Gold	(ounces in thousands)
Batu Hijau	219
Attributable to Newmont (48.5%)	106

Copper	(pounds in millions)
Batu Hijau	135
Attributable to Newmont (48.5%)	65

Copper	(tonnes in thousands)
Batu Hijau	61
Attributable to Newmont (48.5%)	30

Gold or Copper
Produced
Nine Months Ended September 30, 2016
Gold	(ounces in thousands)
Batu Hijau	600
Attributable to Newmont (48.5%)	291

Copper	(pounds in millions)
Batu Hijau	363
Attributable to Newmont (48.5%)	176

Copper	(tonnes in thousands)
Batu Hijau	165
Attributable to Newmont (48.5%)	80

For additional information regarding our discontinued operation, see Note 3 to our Condensed Consolidated Financial Statements.

Foreign Currency Exchange Rates

Our foreign operations sell their gold and copper production based on U.S. dollar metal prices and fluctuations in foreign currency exchange rates do not have a material impact on our revenue since gold and copper are sold throughout the world in U.S. dollars. Despite selling gold in London, we have no exposure to the euro or the British pound.

Foreign currency exchange rates can increase or decrease profits to the extent costs are paid in foreign currencies, including the Australian dollar, Peruvian sol and Suriname dollars. Approximately 31% and 32% of Costs applicable to sales for our foreign operations were paid in currencies other than the U.S. dollar during the three months ended September 30, 2017 and 2016, respectively, including approximately 26% denominated in the Australian dollar in the current year. Approximately 32% and 33% of Costs applicable to sales for our foreign operations were paid in currencies other than the U.S. dollar during the nine months ended September 30, 2017 and 2016, respectively, including approximately 27% denominated in the Australian dollar in the current year.  Variations in the local currency exchange rates in relation to the U.S. dollar at our foreign mining operations did not have a significant impact on Costs applicable to sales on a per ounce basis, net of hedging losses, during the three and nine months ended September 30, 2017, compared to the same periods in 2016.

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

At September 30, 2017, the Company had $2,969 in Cash and cash equivalents, of which $1,004 was held in foreign subsidiaries and is primarily held in U.S. dollar denominated accounts with the remainder in foreign currencies readily convertible to U.S. dollars. At September 30, 2017, $362 of the consolidated cash and cash equivalents was attributable to noncontrolling interests primarily related to our Peru and Suriname operations which is being held to fund those operations and development projects. At September 30, 2017, $941 in consolidated cash and cash equivalents ($590 attributable to Newmont) was held at certain foreign subsidiaries that, if repatriated, may be subject to withholding taxes. The repatriation of this cash and the applicable withholding taxes would generate foreign tax credits in the U.S. As a result, we expect that there would be no additional tax burden upon repatriation after considering the cash cost associated with the withholding taxes. We believe that our liquidity and capital resources from U.S. operations and flow-through foreign subsidiaries are adequate to fund our U.S. operations and corporate activities.

We believe our existing consolidated cash and cash equivalents, available capacity on our revolving credit facility, and cash generated from continuing operations will be adequate to satisfy working capital needs, fund future growth, meet debt obligations, pay dividends and meet other liquidity requirements for the foreseeable future. At September 30, 2017, no borrowings were outstanding under our revolving credit facility.

Liquidity Overview

During the nine months ended September 30, 2017, our cash and cash equivalents increased from $2,756 to $2,969. The net cash inflow of $213 was primarily provided by operating cash flows from continuing operations of $1,596, partially offset by repayment of debt of $579, cash used for additions to property, plant and mine development of $557, purchases of investments of $113, dividends paid to common stockholders of $94 and net distributions to our noncontrolling partners at Merian of $49.

During the nine months ended September 30, 2016, our cash and cash equivalents decreased from $2,363 to $2,099. The net cash outflow of $264 was primarily used for $832 of additions to property, plant and mine development, $777 of debt repayments at Corporate, $146 for dividends paid to noncontrolling partners at Yanacocha and $41 for dividends paid to common stockholders. These outflows were partially offset by operating cash flows from continuing operations of $1,333 in addition to proceeds received from the sale of our investment in Regis of $184 and funding from our noncontrolling partners at Merian of $58.

Our Condensed Consolidated Statements of Cash Flows are summarized as follows:

	Nine Months Ended
	September 30,
	2017	2016
Net cash provided by (used in) operating activities of continuing operations	$1,596	$1,333
Net cash provided by (used in) operating activities of discontinued operations	(12)	826
Net cash provided by (used in) operating activities	$1,584	$2,159

Net cash provided by (used in) investing activities of continuing operations	$(627)	$(661)
Net cash provided by (used in) investing activities of discontinued operations	—	(41)
Net cash provided by (used in) investing activities	$(627)	$(702)

Net cash provided by (used in) financing activities of continuing operations	$(748)	$(932)
Net cash provided by (used in) financing activities of discontinued operations	—	(319)
Net cash provided by (used in) financing activities	$(748)	$(1,251)

Operating Activities

Net cash provided by (used in) operating activities of continuing operations was $1,596 during the nine months ended September 30, 2017, an increase of $263 from the nine months ended September 30, 2016, primarily due to higher sales volumes at Merian, Long Canyon and CC&V, partially offset by adverse weather conditions at Tanami and Yanacocha and higher direct operating costs.

Investing Activities

Net cash provided by (used in) investing activities of continuing operations was $(627) and $(661) during the nine months ended September 30, 2017 and 2016, respectively. Details of investing activities are below:

Additions to property, plant and mine development were $557 and $832 during the nine months ended September 30, 2017 and 2016, respectively, as follows:

	Nine Months Ended
	September 30,
	2017	2016
North America:
Carlin	$128	$116
Phoenix	14	15
Twin Creeks	33	29
Long Canyon	8	101
CC&V	17	49
Other North America	4	3
	204	313
South America:
Yanacocha	32	64
Merian	67	202
	99	266
Australia:
Boddington	46	40
Tanami	77	93
Kalgoorlie	13	13
Other Australia	3	—
	139	146
Africa:
Ahafo	104	61
Akyem	17	15
	121	76
Corporate and Other	5	6
Accrual basis	568	807
Decrease (increase) in accrued capital expenditures and other non-cash adjustments	(11)	25
Cash basis	$557	$832

Of the $557 of capital expenditures during the nine months ended September 30, 2017, $183 was for development projects predominantly comprised of:

•	$15 in North America primarily related to Long Canyon;
•	$52 in South America primarily related to Merian;
•	$39 in Australia primarily related to the Tanami Expansion project; and
•	$76 in Africa primarily related to the Subika Underground project and Ahafo Mill Expansion.

The remaining $385 was for sustaining capital expenditures predominantly comprised of:

•	$189 in North America primarily related to surface and underground mine development, tailings facility construction and capitalized component purchases;
•	$47 in South America primarily related to the upgrade of water treatment facilities, a tailings facility expansion, capitalized component purchases and infrastructure improvements;
•	$100 in Australia primarily related to equipment and capitalized component purchases, underground mine development and tailings and support facilities; and
•	$45 in Africa primarily related to water treatment plant construction, a tailings facility expansion, purchase of mining equipment and capitalized component purchases.

Of the $832 of capital expenditures during the nine months ended September 30, 2016, $411 was for development projects predominantly comprised of:

•	$157 in North America primarily related to the Long Canyon project and the CC&V Expansion project;
•	$200 in South America primarily related to the Merian project;
•	$34 in Australia primarily related to the Tanami Expansion project; and
•	$20 in Africa primarily related to the Subika Underground project and Ahafo Mill Expansion.

The remaining $396 was for sustaining capital expenditures predominantly comprised of:

•	$156 in North America primarily related to tailings facility construction and capitalized component purchases;
•	$66 in South America primarily related to construction of water treatment facilities, a tailings facility expansion, capitalized component purchases and infrastructure improvements;
•	$112 in Australia primarily related to equipment and capitalized component purchases, underground mine development, and tailings and support facility construction; and
•	$56 in Africa primarily related to water treatment plant construction, a tailings facility expansion purchase of mining equipment and capitalized component purchases.

Refer to the discussion above regarding our global project pipeline discussion for additional details.

Purchase of investments. During the nine months ended September 30, 2017, we paid $109 for a 19.9% interest in Continental Gold, who is developing the high-grade Buriticá gold project in Columbia. Additionally, we paid $4 through a private placement with Goldstrike Resources, which secures rights to explore and develop the Plateau property located in a highly prospective mineralized trend in Canada’s Yukon Territory. See Note 15 to the Condensed Consolidated Financial Statements.

Proceeds from sales of investments. During the nine months ended September 30, 2017, we received $19 from the redemption of marketable debt securities and $15 from the sale of approximately two-thirds of our interest in Novo Resources Corp. During the nine months ended September 30, 2016, we received $184 from the sale of our investment in Regis.

Financing Activities

Net cash provided by (used in) financing activities of continuing operations was $(748) and $(932) during the nine months ended September 30, 2017 and 2016, respectively. Details of financing activities are below:

Repayment of debt. During the nine months ended September 30, 2017, we used $579 for debt repayments, of which $575 related to the 2017 Convertible Senior Notes. During the nine months ended September 30, 2016, we used $777 for debt repayments, of which $498 related to reductions of Senior Notes and $275 related to the payoff of the Term Loan.

Remaining scheduled minimum debt repayments are $- for the remainder of 2017, $- in 2018, $626 in 2019, $- in 2020, $- in 2021 and $3,466 thereafter. Scheduled minimum capital lease repayments are $1 for the remainder of 2017, $4 in 2018, $3 in 2019, $1 in 2020, $1 in 2021 and $2 thereafter. We expect to fund maturities of debt from Net cash provided by (used in) operating activities of continuing operations, current investments, existing cash balances and available credit facilities. Depending upon market conditions and strategic considerations, we may choose to purchase or refinance some maturing debt in the capital markets.

At September 30, 2017, we were in compliance with all debt covenants and provisions related to potential defaults.

Distributions to noncontrolling interests. During the nine months ended September 30, 2017, distributions of $119, were made by Merian to Staatsolie Maatschappij Suriname N.V. (“Staatsolie”) (a company wholly owned by the Republic of Suriname). There were no distributions prior to Merian achieving commercial production in October 2016.

Funding from noncontrolling interests. During the nine months ended September 30, 2017, we received $70 in funding related to the ongoing operations of Merian from Staatsolie. During the nine months ended September 30, 2016, we received $58 in funding for the development of Merian from Staatsolie.

Dividends paid to common stockholders. We declared regular quarterly dividends totaling $0.175 and $0.075 per common share for the nine months ended September 30, 2017 and 2016, respectively. We paid dividends of $94 and $41 to common stockholders during the nine months ended September 30, 2017 and 2016, respectively.

Payments for withholding of employee taxes related to stock-based compensation. We paid $13 and $6 for withholding of employee taxes related to stock-based compensation for the nine months ended September 30, 2017 and 2016, respectively.

Dividends paid to noncontrolling interests. During the nine months ended September 30, 2016, Yanacocha paid dividends of $146 to noncontrolling interests.

Discontinued Operations

Net cash provided by (used in) operating activities of discontinued operations was $(12) and $826 during the nine months ended September 30, 2017 and 2016, respectively, of which $(3) is related to closing costs for the sale of Batu Hijau and $834 is related to the operating activities at Batu Hijau, respectively, and $(9) and $(8), is related to payments on the Holt royalty obligation, respectively.

Net cash provided by (used in) investing activities of discontinued operations was $(41) during the nine months ended September 30, 2016 and related entirely to Additions to property, plant and mine development at our Batu Hijau operations.

Net cash provided by (used in) financing activities of discontinued operations was $(319) during the nine months ended September 30, 2016 and related to debt repayments and a decrease in restricted cash at Batu Hijau.

Off-Balance Sheet Arrangements

We have the following off-balance sheet arrangements: operating leases (as discussed in Note 27 to the Consolidated Financial Statements for the year ended December 31, 2016, filed on February 21, 2017 on Form 10-K) and $2,323 of outstanding surety bonds, bank letters of credit and bank guarantees (see Note 24 to the Condensed Consolidated Financial Statements). At September 30, 2017, $80 of the $3,000 corporate revolving credit facility was used to secure the issuance of letters of credit, primarily supporting reclamation obligations.

We also have sales agreements or non-binding commitments to sell copper and gold concentrates at market prices as follows (in thousands of tonnes):

	2017	2018	2019	2020	2021	Thereafter
Phoenix	51	55	62	47	45	208
Boddington	55	202	80	80	60	240
	106	257	142	127	105	448

Environmental

Our mining and exploration activities are subject to various federal and state laws and regulations governing the protection of the environment. We have made, and expect to make in the future, expenditures to comply with such laws and regulations, but cannot predict the full amount of such future expenditures. At September 30, 2017 and December 31, 2016, $1,863 and $1,792, respectively, were accrued for reclamation costs relating to currently or recently producing or development stage mineral properties, of which $37 and $28, respectively, were classified as current liabilities.

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

The Company completed a comprehensive study of the current Yanacocha long-term mining and closure plans as part of the requirement to submit an updated closure plan to Peruvian regulators every five years. The updated closure plan was submitted to the Peruvian regulators and their review is expected to be complete in early 2018.

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

In addition, we are involved in several matters concerning environmental obligations associated with former mining activities. Based upon our best estimate of our liability for these matters, at September 30, 2017 and December 31, 2016,  $272 and $298 were accrued for such obligations, respectively, of which $32 and $33 was classified as current liabilities. During the nine months ended September 30, 2017 and 2016, we spent $33 and $21, respectively, for environmental obligations related to the former, primarily historic, mining activities.

During the nine months ended September 30, 2017 and 2016, capital expenditures were approximately $51 and $60, respectively, to comply with environmental regulations.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Net income (loss) attributable to Newmont stockholders	$206	$(358)	$429	$(283)
Net income (loss) attributable to noncontrolling interests	(8)	45	(22)	167
Net loss (income) from discontinued operations (1)	7	448	45	225
Equity loss (income) of affiliates	(1)	(2)	4	8
Income and mining tax expense (benefit)	72	90	349	555
Depreciation and amortization	327	335	928	892
Interest expense, net	56	64	187	204
EBITDA	$659	$622	$1,920	$1,768
Adjustments:
Loss (gain) on asset and investment sales (2)	$(5)	$(5)	$(21)	$(109)
Restructuring and other (3)	2	7	10	26
Reclamation and remediation charges (4)	—	—	3	—
Impairment of long-lived assets (5)	—	—	3	4
Acquisition cost adjustments (6)	(3)	9	2	11
La Quinua leach pad revision (7)	—	32	—	32
Loss on debt repayment (8)	—	1	—	4
Adjusted EBITDA	$653	$666	$1,917	$1,736

(1)

Net loss (income) from discontinued operations relates to (i) adjustments in our Holt royalty obligation, presented net of tax expense (benefit) of $(4), $(9), $(25) and $(32), respectively, and (ii) Batu Hijau operations, presented net of tax expense (benefit) of $-, $90, $- and $258, respectively, and (iii) the loss on classification as held for sale, which has been recorded on an attributable basis. For additional information regarding our discontinued operations, see Note 3 to our Condensed Consolidated Financial Statements.

(2)

Loss (gain) on asset and investment sales, included in Other income, net, primarily represents a gain from the exchange of our interest in the Fort á la Corne joint venture for equity ownership in Shore Gold in June 2017, the sale of our holdings in Regis in March 2016, income recorded in September 2016 associated with contingent consideration from the sale of certain properties in Nevada during the first quarter of 2015 and other gains or losses on asset sales.

(3)

Restructuring and other, included in Other expense, net, primarily represents certain costs associated with severance and outsourcing costs, accrued legal costs in our Africa region in 2016 and system integration costs in 2016 related to our acquisition of CC&V in August 2015.

(4)	Reclamation and remediation charges, included in Reclamation and remediation, represent revisions to remediation plans at the Company’s former historic mining operations.
(5)	Impairment of long-lived assets, included in Other expense, net, represents non-cash write-downs of long-lived assets.
(6)

Acquisition cost adjustments, included in Other expense, net, represent net adjustments to the contingent consideration and related liabilities associated with the acquisition of the final 33.33% interest in Boddington in June 2009.

(7)	La Quinua leach pad revision, included in Costs applicable to sales, represents a significant write-down of the estimated recoverable ounces at Yanacocha in September 2016.
(8)

Loss on debt repayment, included in Other income, net, represents the impact from the debt tender offer on our 2019 Senior Notes and 2039 Senior Notes in March 2016 and our Term Loan paydown in August 2016.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Net income (loss) attributable to Newmont stockholders	$206	$(358)	$429	$(283)
Net loss (income) attributable to Newmont stockholders from discontinued operations (1)	7	527	45	454
Net income (loss) attributable to Newmont stockholders from continuing operations	213	169	474	171
Loss (gain) on asset and investment sales (2)	(5)	(5)	(21)	(109)
Restructuring and other, net (3)	1	7	8	24
Reclamation and remediation charges (4)	—	—	3	—
Impairment of long-lived assets, net (5)	—	—	2	3
Acquisition cost adjustments (6)	(3)	9	2	11
La Quinua leach pad revision (7)	—	26	—	26
Loss on debt repayment (8)	—	1	—	4
Tax effect of adjustments (9)	4	(12)	3	(24)
Valuation allowance and other tax adjustments (10)	(27)	7	93	380
Adjusted net income (loss)	$183	$202	$564	$486

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Net income (loss) per share, basic	$0.38	$(0.67)	$0.80	$(0.53)
Net loss (income) attributable to Newmont stockholders from discontinued operations	0.01	0.99	0.08	0.85
Net income (loss) attributable to Newmont stockholders from continuing operations	0.39	0.32	0.88	0.32
Loss (gain) on asset and investment sales	(0.01)	(0.01)	(0.04)	(0.21)
Restructuring and other, net	—	0.02	0.01	0.05
Reclamation and remediation charges	—	—	0.01	—
Impairment of long-lived assets, net	—	—	—	—
Acquisition cost adjustments	(0.01)	0.02	—	0.02
La Quinua leach pad revision	—	0.05	—	0.05
Loss on debt repayment	—	—	—	0.01
Tax effect of adjustments	0.01	(0.03)	0.01	(0.05)
Valuation allowance and other tax adjustments	(0.03)	0.01	0.19	0.73
Adjusted net income (loss) per share, basic	$0.35	$0.38	$1.06	$0.92

Net income (loss) per share, diluted	$0.38	$(0.67)	$0.80	$(0.53)
Net loss (income) attributable to Newmont stockholders from discontinued operations	0.01	0.99	0.08	0.85
Net income (loss) attributable to Newmont stockholders from continuing operations	0.39	0.32	0.88	0.32
Loss (gain) on asset and investment sales	(0.01)	(0.01)	(0.04)	(0.21)
Restructuring and other, net	—	0.02	0.01	0.05
Reclamation and remediation charges	—	—	0.01	—
Impairment of long-lived assets, net	—	—	—	—
Acquisition cost adjustments	(0.01)	0.02	—	0.02
La Quinua leach pad revision	—	0.05	—	0.05
Loss on debt repayment	—	—	—	0.01
Tax effect of adjustments	0.01	(0.03)	0.01	(0.05)
Valuation allowance and other tax adjustments	(0.03)	0.01	0.19	0.72
Adjusted net income (loss) per share, diluted	$0.35	$0.38	$1.06	$0.91

Weighted average common shares (millions):
Basic	533	531	533	530
Diluted	536	533	534	532

(1)

Net loss (income) attributable to Newmont stockholders from discontinued operations relates to (i) adjustments in our Holt royalty obligation, presented net of tax expense (benefit) of $(4), $(9), $(25) and $(32), respectively, and (ii) Batu Hijau operations, presented net of tax expense (benefit) of $-, $90, $- and $258, respectively, and income (loss) attributable to noncontrolling interests of $-, ($79), $- and ($229), respectively, and (iii) the loss on classification as held for sale, which has been recorded on an attributable basis. Amounts are presented net of tax expense (benefit) in order to conform to our Condensed Consolidated Statements of Operations, as required under U.S. GAAP. For additional information regarding our discontinued operations, see Note 3 to our Condensed Consolidated Financial Statements.

(2)

Loss (gain) on asset and investment sales, included in Other income, net, primarily represents a gain from the exchange of our interest in the Fort á la Corne joint venture for equity ownership in Shore Gold in June 2017, the sale of our holdings in Regis in March 2016, income recorded in September 2016 associated with contingent consideration from the sale of certain properties in Nevada during the first quarter of 2015 and other gains or losses on asset sales.

(3)

Restructuring and other, net, included in Other expense, net, primarily represents certain costs associated with severance and outsourcing costs, accrued legal costs in our Africa region in 2016 and system integration costs in 2016 related to our acquisition of CC&V in August 2015. Amounts are presented net of income (loss) attributable to noncontrolling interests of $(1), $-, $(2) and $(2), respectively.

(4)	Reclamation and remediation charges, included in Reclamation and remediation, represent revisions to remediation plans at the Company’s former historic mining operations.
(5)

Impairment of long-lived assets, net, included in Other expense, net, represents non-cash write-downs of long-lived assets. Amounts are presented net of income (loss) attributable to noncontrolling interests of $-, $-, $(1) and $(1), respectively.

(6)

Acquisition cost adjustments, included in Other expense, net, represent net adjustments to the contingent consideration and related liabilities associated with the acquisition of the final 33.33% interest in Boddington in June 2009.

(7)

La Quinua leach pad revision, included in Costs applicable to sales and Depreciation and amortization, represents a significant write-down of the estimated recoverable ounces at Yanacocha in September 2016. Amounts are presented net of income (loss) attributable to noncontrolling interests of $-, $(25), $- and $(25), respectively.

(8)

Loss on debt repayment, included in Other income, net, represents the impact from the debt tender offer on our 2019 Senior Notes and 2039 Senior Notes in March 2016 and our Term Loan paydown in August 2016.

(9)

The tax effect of adjustments, included in Income and mining tax benefit (expense),  represents the tax effect of adjustments in footnotes (2) through (8), as described above, and are calculated using the Company's statutory tax rate of 35%.

(10)

Valuation allowance and other tax adjustments, included in Income and mining tax benefit (expense), predominantly represent adjustments to remove the impact of our valuation allowances for items such as foreign tax credits, alternative minimum tax credits, capital losses and disallowed foreign losses. We believe that these valuation allowances cause significant fluctuations in our financial results that are not indicative of our underlying financial performance. The adjustments in the three and nine months ended September 30, 2017 are due to increases (decreases) in tax credit carryovers subject to valuation allowance of $(40) and $95, respectively, and other tax adjustments of $13 and $(2), respectively. The adjustments in the three and nine months ended September 30, 2016 are due to a tax restructuring of $170 during the first quarter, a carryback of 2015 tax loss to prior years of $124 during the second quarter, increases to valuation allowance on tax credit carryovers of $6 and $68, respectively, and other tax adjustments of $1 and $18, respectively.

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

	Nine Months Ended September 30,
	2017	2016
Net cash provided by (used in) operating activities	$1,584	$2,159
Less: Net cash used in (provided by) operating activities of discontinued operations	12	(826)
Net cash provided by (used in) operating activities of continuing operations	1,596	1,333
Less: Additions to property, plant and mine development	(557)	(832)
Free Cash Flow	$1,039	$501

Net cash provided by (used in) investing activities (1)	$(627)	$(702)
Net cash provided by (used in) financing activities	$(748)	$(1,251)

(1)	Net cash provided by (used in) investing activities includes Additions to property, plant and mine development, which is included in the Company’s computation of Free Cash Flow.

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

The following tables reconcile these non-GAAP measures to the most directly comparable GAAP measures.

Costs applicable to sales per ounce

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Costs applicable to sales (1)	$1,017	$918	$2,866	$2,571
Gold sold (thousand ounces)	1,411	1,300	4,151	3,766
Costs applicable to sales per ounce	$721	$706	$690	$682

(1)

Includes by-product credits of $16 and $42 during the three and nine months ended September 30, 2017, respectively, and $11 and $31 during the three and nine months ended September 30, 2016, respectively.

Costs applicable to sales per pound

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Costs applicable to sales (1)	$36	$65	$119	$165
Copper sold (million pounds)	26	30	84	84
Costs applicable to sales per pound	$1.38	$2.14	$1.42	$1.96

(1)	Includes by-product credits of $- and $3 during the three and nine months ended September 30, 2017, respectively, and $2 and $4 during the three and nine months ended September 30, 2016, respectively.

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

			Advanced
			Projects,
			Research and			Treatment				All-In
	Costs		Development	General	Other	and		All-In	Ounces	Sustaining
Three Months Ended	Applicable	Reclamation	and	and	Expense,	Refining	Sustaining	Sustaining	(000)/Pounds	Costs per
September 30, 2017	to Sales (1)(2)(3)	Costs (4)	Exploration(5)	Administrative	Net (6)	Costs	Capital (7)	Costs	(millions) Sold	oz/lb
Gold
Carlin	$216	$2	$6	$2	$—	$—	$31	$257	259	$992
Phoenix	48	1	—	1	1	2	3	56	54	1,037
Twin Creeks	59	1	3	1	1	—	10	75	81	926
Long Canyon	17	—	—	1	—	—	—	18	55	327
CC&V	75	1	2	—	—	—	9	87	110	791
Other North America	—	—	16	—	(1)	—	2	17	—	—
North America	415	5	27	5	1	2	55	510	559	912

Yanacocha	150	17	6	1	1	—	9	184	138	1,333
Merian	62	1	3	—	—	—	10	76	125	608
Other South America	—	—	17	3	(1)	—	—	19	—	—
South America	212	18	26	4	—	—	19	279	263	1,061

Boddington	130	2	—	—	—	7	12	151	187	807
Tanami	72	1	2	—	—	—	17	92	115	800
Kalgoorlie	64	1	3	—	—	1	4	73	95	768
Other Australia	—	—	7	3	(1)	—	1	10	—	—
Australia	266	4	12	3	(1)	8	34	326	397	821

Ahafo	57	2	3	—	—	—	9	71	78	910
Akyem	67	3	2	—	—	—	7	79	114	693
Other Africa	—	—	4	—	—	—	—	4	—	—
Africa	124	5	9	—	—	—	16	154	192	802

Corporate and Other	—	—	13	46	2	—	1	62	—	—
Total Gold	$1,017	$32	$87	$58	$2	$10	$125	$1,331	1,411	$943

Copper
Phoenix	$11	$—	$1	$—	$—	$—	$—	$12	7	$1.71
Boddington	25	—	1	—	—	2	3	31	19	1.63
Total Copper	$36	$—	$2	$—	$—	$2	$3	$43	26	$1.65

Consolidated	$1,053	$32	$89	$58	$2	$12	$128	$1,374

(1)	Excludes Depreciation and amortization and Reclamation and remediation.
(2)	Includes by-product credits of $16.
(3)	Includes stockpile and leach pad inventory adjustments of $21 at Carlin, $10 at Twin Creeks, $22 at Yanacocha and $7 at Akyem.
(4)	Reclamation costs include operating accretion of $21 and amortization of asset retirement costs of $11.
(5)

Advanced projects, research and development and Exploration of $6 at Long Canyon, $5 at Yanacocha, $5 at Tanami, $3 at Ahafo and $1 at Akyem are recorded in “Other” of the respective region for development projects.

(6)	Other expense, net is adjusted for net acquisition costs of $(3) and restructuring and other costs of $2.
(7)

Excludes development capital expenditures, capitalized interest and changes in accrued capital, totaling $66. The following are major development projects: Merian, Subika Underground, and the Tanami and Ahafo mill expansions.

			Advanced
			Projects,
			Research and			Treatment				All-In
	Costs		Development	General	Other	and		All-In	Ounces	Sustaining
Three Months Ended	Applicable	Reclamation	and	and	Expense,	Refining	Sustaining	Sustaining	(000)/Pounds	Costs per
September 30, 2016	to Sales (1)(2)(3)	Costs (4)	Exploration(5)	Administrative	Net (6)	Costs	Capital (7)	Costs	(millions) Sold	oz/lb
Gold
Carlin	$212	$2	$7	$1	$—	$—	$36	$258	272	$949
Phoenix	30	1	—	—	—	2	3	36	47	766
Twin Creeks	52	—	2	1	—	—	8	63	96	656
Long Canyon	—	—	—	—	—	—	—	—	—	—
CC&V	65	1	3	—	—	—	4	73	113	646
Other North America	—	—	7	1	1	—	—	9	—	—
North America	359	4	19	3	1	2	51	439	528	831

Yanacocha	116	15	6	2	—	—	27	166	146	1,137
Merian	—	—	—	—	—	—	—	—	—	—
Other South America	—	—	15	2	—	—	—	17	—	—
South America	116	15	21	4	—	—	27	183	146	1,253

Boddington	139	1	—	—	—	6	13	159	220	723
Tanami	57	1	4	—	—	—	24	86	112	768
Kalgoorlie	57	1	1	—	—	1	5	65	91	714
Other Australia	—	—	2	4	1	—	1	8	—	—
Australia	253	3	7	4	1	7	43	318	423	752

Ahafo	95	2	8	—	1	—	13	119	86	1,384
Akyem	63	2	4	—	1	—	5	75	117	641
Other Africa	—	—	1	2	—	—	—	3	—	—
Africa	158	4	13	2	2	—	18	197	203	970

Corporate and Other	—	—	13	50	1	—	1	65	—	—
Total Gold	$886	$26	$73	$63	$5	$9	$140	$1,202	1,300	$925

Copper
Phoenix	$32	$1	$—	$—	$—	$—	$4	$37	9	$4.11
Boddington	33	1	—	—	—	3	3	40	21	1.90
Total Copper	$65	$2	$—	$—	$—	$3	$7	$77	30	$2.57

Consolidated	$951	$28	$73	$63	$5	$12	$147	$1,279

(1)	Excludes Depreciation and amortization and Reclamation and remediation.
(2)	Includes by-product credits of $13.
(3)

Includes stockpile and leach pad inventory adjustments of $8 at Carlin, $1 at Twin Creeks, $17 at Yanacocha and $34 at Ahafo. Total stockpile and leach pad inventory adjustments at Yanacocha of $49 were adjusted above by $32 related to a significant write off of recoverable ounces at the La Quinua Leach Pad.

(4)	Reclamation costs include operating accretion of $17 and amortization of asset retirement costs of $11.
(5)	Advanced projects, research and development and Exploration of $4 at Long Canyon and $7 at Merian are recorded in “Other” of the respective region for development projects.
(6)	Other expense, net is adjusted for restructuring and other costs of $7 and acquisition costs of $9.
(7)

Excludes development capital expenditures, capitalized interest and changes in accrued capital, totaling $122. The following are major development projects: Merian, Long Canyon and the CC&V and Tanami expansions.

			Advanced
			Projects,
			Research and			Treatment				All-In
	Costs		Development	General	Other	and		All-In	Ounces	Sustaining
Nine Months Ended	Applicable	Reclamation	and	and	Expense,	Refining	Sustaining	Sustaining	(000)/Pounds	Costs per
September 30, 2017	to Sales (1)(2)(3)	Costs (4)	Exploration(5)	Administrative	Net (6)	Costs	Capital (7)	Costs	(millions) Sold	oz/lb
Gold
Carlin	$579	$5	$14	$3	$—	$—	$126	$727	689	$1,055
Phoenix	137	4	4	1	1	8	9	164	155	1,058
Twin Creeks	167	3	7	2	1	—	27	207	282	734
Long Canyon	42	1	—	1	—	—	1	45	132	341
CC&V	219	3	9	1	—	—	17	249	361	690
Other North America	—	—	33	—	2	—	4	39	—	—
North America	1,144	16	67	8	4	8	184	1,431	1,619	884

Yanacocha	403	49	13	3	4	—	29	501	406	1,234
Merian	174	1	11	—	—	—	18	204	353	578
Other South America	—	—	41	9	—	—	—	50	—	—
South America	577	50	65	12	4	—	47	755	759	995

Boddington	399	5	1	—	—	16	38	459	582	789
Tanami	180	2	3	—	—	—	41	226	289	782
Kalgoorlie	171	2	6	—	—	1	12	192	269	714
Other Australia	—	—	18	7	(1)	—	3	27	—	—
Australia	750	9	28	7	(1)	17	94	904	1,140	793

Ahafo	193	5	14	—	2	—	28	242	261	927
Akyem	202	9	3	—	1	—	17	232	372	624
Other Africa	—	—	16	5	—	—	—	21	—	—
Africa	395	14	33	5	3	—	45	495	633	782

Corporate and Other	—	—	39	139	7	—	4	189	—	—
Total Gold	$2,866	$89	$232	$171	$17	$25	$374	$3,774	4,151	$909

Copper
Phoenix	$45	$1	$1	$—	$—	$1	$5	$53	27	$1.96
Boddington	74	1	1	—	—	8	6	90	57	1.58
Total Copper	$119	$2	$2	$—	$—	$9	$11	$143	84	$1.70

Consolidated	$2,985	$91	$234	$171	$17	$34	$385	$3,917

(1)	Excludes Depreciation and amortization and Reclamation and remediation.
(2)	Includes by-product credits of $45.
(3)	Includes stockpile and leach pad inventory adjustments of $48 at Carlin, $21 at Twin Creeks, $52 at Yanacocha, $13 at Ahafo and $12 at Akyem.
(4)	Reclamation costs include operating accretion of $63 and amortization of asset retirement costs of $28.
(5)

Advanced projects, research and development and Exploration of $16 at Long Canyon, $10 at Yanacocha, $13 at Tanami, $8 at Ahafo and $6 at Akyem are recorded in “Other” of the respective region for development projects.

(6)	Other expense, net is adjusted for restructuring and other costs of $10, acquisition costs of $2 and write-downs of $3.
(7)

Excludes development capital expenditures, capitalized interest and changes in accrued capital, totaling $172. The following are major development projects: Merian, Long Canyon, Tanami expansions, Subika Underground and Ahafo mill expansion.

			Advanced
			Projects,
			Research and			Treatment				All-In
	Costs		Development	General	Other	and		All-In	Ounces	Sustaining
Nine Months Ended	Applicable	Reclamation	and	and	Expense,	Refining	Sustaining	Sustaining	(000)/Pounds	Costs per
September 30, 2016	to Sales (1)(2)(3)	Costs (4)	Exploration(5)	Administrative	Net (6)	Costs	Capital (7)	Costs	(millions) Sold	oz/lb
Gold
Carlin	$585	$4	$14	$4	$—	$—	$106	$713	683	$1,044
Phoenix	118	3	1	1	—	7	8	138	150	920
Twin Creeks	170	2	6	1	—	—	26	205	347	591
Long Canyon	—	—	—	—	—	—	—	—	—	—
CC&V	156	3	7	1	—	—	6	173	283	611
Other North America	—	—	26	1	3	—	3	33	—	—
North America	1,029	12	54	8	3	7	149	1,262	1,463	863

Yanacocha	364	43	26	7	2	—	66	508	479	1,061
Merian	—	—	—	—	—	—	—	—	—	—
Other South America	—	—	45	4	—	—	—	49	—	—
South America	364	43	71	11	2	—	66	557	479	1,163

Boddington	391	4	—	—	—	16	32	443	581	762
Tanami	180	2	10	—	—	—	58	250	357	700
Kalgoorlie	189	3	4	—	—	4	13	213	275	775
Other Australia	—	—	5	12	4	—	2	23	—	—
Australia	760	9	19	12	4	20	105	929	1,213	766

Ahafo	212	5	20	—	1	—	39	277	264	1,049
Akyem	174	6	8	—	1	—	17	206	347	594
Other Africa	—	—	2	4	—	—	—	6	—	—
Africa	386	11	30	4	2	—	56	489	611	800

Corporate and Other	—	—	38	143	2	—	6	189	—	—
Total Gold	$2,539	$75	$212	$178	$13	$27	$382	$3,426	3,766	$910

Copper
Phoenix	$76	$2	$—	$—	$—	$2	$7	$87	30	$2.90
Boddington	89	1	—	—	—	9	7	106	54	1.96
Total Copper	$165	$3	$—	$—	$—	$11	$14	$193	84	$2.30

Consolidated	$2,704	$78	$212	$178	$13	$38	$396	$3,619

(1)	Excludes Depreciation and amortization and Reclamation and remediation.
(2)	Includes by-product credits of $35.
(3)

Includes stockpile and leach pad inventory adjustments of $51 at Carlin, $11 at Twin Creeks, $71 at Yanacocha and $34 at Ahafo. Total stockpile and leach pad inventory adjustments at Yanacocha of $103 were adjusted above by $32 related to a significant write off of recoverable ounces at the La Quinua Leach Pad.

(4)	Reclamation costs include operating accretion of $48 and amortization of asset retirement costs of $30.
(5)	Advanced projects, research and development and Exploration of $17 at Long Canyon and $21 at Merian are recorded in “Other” of the respective region for development projects.
(6)	Other expense, net is adjusted for restructuring and other costs of $26, acquisition costs of $11 and write-downs of $4.
(7)

Excludes development capital expenditures, capitalized interest and changes in accrued capital, totaling $436. The following are major development projects: Merian, Long Canyon and the CC&V and Tanami expansions.

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

•	estimates of reserves and statements regarding future exploration results and reserve replacement and the sensitivity of reserves to metal price changes;

•	statements regarding the availability of, and terms and costs related to, future borrowing or financing;

•	estimates regarding future exploration expenditures, results and reserves;

•	statements regarding fluctuations in financial and currency markets;

•	estimates regarding potential cost savings, productivity, operating performance and ownership and cost structures;

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

Decreases in the market price of gold and copper can also significantly affect the value of our product inventory, stockpiles and leach pads, and it may be necessary to record a write-down to the net realizable value. Net realizable value represents the estimated future sales price based on short-term and long-term metals prices, less estimated costs to complete production and bring the product to sale. The primary factors that influence the need to record write-downs of our stockpiles, leach pads and product inventory include short-term and long-term metals prices and costs for production inputs such as labor, fuel and energy, materials and supplies as well as realized ore grades and recovery rates. The significant assumptions in determining the stockpile, leach pad and product inventory adjustments for each mine site reporting unit at September 30, 2017 included production cost and capitalized expenditure assumptions unique to each operation, a short-term and long-term gold price of $1,278 and $1,300 per ounce, respectively, a short-term and long-term copper price of $2.88 and $3.00 per pound, respectively, and a short-term and long-term Australian to U.S. dollar exchange rate of $0.79 and $0.80, respectively.

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

Foreign Currency Exchange Risk

We had the following foreign currency derivative contracts in Australia outstanding at September 30, 2017:

	Expected Maturity Date
	2017	2018	Total/Average
A$ Operating Fixed Forward Contracts:
A$ notional (millions)	24	6	30
Average rate ($/A$)	0.93	0.92	0.93
Expected hedge ratio	7%	5%

The fair value of the A$ foreign currency derivative contracts was a net liability position of $4 at September 30, 2017 and $24 at December 31, 2016.

Diesel Price Risk

We had the following diesel derivative contracts in Nevada, within North America, outstanding at September 30, 2017:

	Expected Maturity Date
	2017	2018	2019	Total/Average
Diesel Fixed Forward Contracts:
Diesel gallons (millions)	6	14	1	21
Average rate ($/gallon)	1.59	1.60	1.61	1.60
Expected hedge ratio	69%	38%	7%

The fair value of the diesel derivative contracts was a net asset position of $3 at September 30, 2017 and $- at December 31, 2016.

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

At September 30, 2017, Newmont had gold sales of 75,000 ounces priced at an average of $1,285 per ounce, subject to final pricing over the next several months. Each $25 change in the price for provisionally priced gold sales would have an approximate $1 effect on our Net income (loss) attributable to Newmont stockholders. The London Bullion Market Association P.M. closing settlement price at September 30, 2017 for gold was $1,283 per ounce.

At September 30, 2017, Newmont had copper sales of 20 million pounds priced at an average of $2.96 per pound, subject to final pricing over the next several months. Each $0.10 change in the price for provisionally priced copper sales would have an approximate $1 effect on our Net income (loss) attributable to Newmont stockholders. The LME closing settlement price at September 30, 2017 for copper was $2.94 per pound.

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

There were no changes in the Company’s internal control over financial reporting that occurred during the three months ended September 30, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.       UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

	(a)	(b)	(c)	(d)
			Total Number of	Maximum Number (or
	Total		Shares Purchased	Approximate Dollar Value)
	Number	Average	as Part of	of Shares that may
	of Shares	Price Paid	Publicly Announced	yet be Purchased
Period	Purchased	Per Share	Plans or Programs	under the Plans or Programs
July 1, 2017 through July 31, 2017	—	$—	—	N/A
August 1, 2017 through August 31, 2017	—	$—	—	N/A
September 1, 2017 through September 30, 2017	—	$—	—	N/A

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

32.1	-	Statement Required by 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed by the Principal Executive Officer, furnished herewith.

32.2	-	Statement Required by 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed by the Principal Financial Officer, furnished herewith.

95	-	Information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act, filed herewith.

101	-	101.INS	XBRL Instance
		101.SCH	XBRL Taxonomy Extension Schema
		101.CAL	XBRL Taxonomy Extension Calculation
		101.DEF	XBRL Taxonomy Extension Definition
		101.LAB	XBRL Taxonomy Extension Labels
		101.PRE	XBRL Taxonomy Extension Presentation

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEWMONT MINING CORPORATION
(Registrant)

Date: October 26, 2017	/s/ NANCY K. BUESE
Nancy K. Buese
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: October 26, 2017	/s/ JOHN W. KITLEN
John W. Kitlen
Vice President, Controller and Chief Accounting Officer
(Principal Accounting Officer)