Form 10-K
period 2017-12-31
NEWMONT MINING CORP /DE/
filed 2018-02-22
CIK 1164727

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-K

(Mark One)

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2017

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

At June 30, 2017, the aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant was $17,235,370,395  based on the closing sale price as reported on the New York Stock Exchange. There were 533,474,863 shares of common stock outstanding on February 15, 2018.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Registrant’s definitive Proxy Statement submitted to the Registrant’s stockholders in connection with our 2018 Annual Stockholders Meeting to be held on April 25, 2018, are incorporated by reference into Part III of this report.

NEWMONT MINING CORPORATION

2017 RESULTS AND HIGHLIGHTS

(unaudited, in millions, except per share, per ounce and per pound)

	Years Ended December 31,
	2017	2016	2015
Financial Results:
Sales	$7,348	$6,711	$6,085
Gold	$7,033	$6,461	$5,805
Copper	$315	$250	$280
Costs applicable to sales (1)	$4,038	$3,772	$3,578
Gold	$3,875	$3,547	$3,347
Copper	$163	$225	$231
Net income (loss) from continuing operations	$(49)	$(790)	$(141)
Net income (loss)	$(87)	$(923)	$304
Net income (loss) from continuing operations attributable to Newmont stockholders	$(60)	$(220)	$(1)
Per common share, diluted:
Net income (loss) from continuing operations attributable to Newmont stockholders	$(0.11)	$(0.41)	$—
Net income (loss) attributable to Newmont stockholders	$(0.18)	$(1.18)	$0.43
Adjusted net income (loss) (2)	$780	$619	$327
Adjusted net income (loss) per share, diluted (2)	$1.46	$1.16	$0.63
Earnings before interest, taxes and depreciation and amortization (2)	$2,582	$1,279	$1,694
Adjusted earnings before interest, taxes and depreciation and amortization (2)	$2,653	$2,365	$1,896
Net cash provided by (used in) operating activities of continuing operations	$2,350	$1,923	$1,588
Free Cash Flow (2)	$1,484	$790	$277
Cash dividends declared per common share	$0.250	$0.125	$0.100

Operating Results:
Consolidated gold ounces (thousands):
Produced	5,654	5,243	5,031
Sold	5,605	5,199	5,052
Attributable gold ounces (thousands):
Produced	5,266	4,898	4,584
Sold	5,216	4,865	4,603
Consolidated and attributable copper pounds (millions):
Produced	113	119	125
Sold	111	116	129
Average realized price:
Gold (per ounce)	$1,255	$1,243	$1,149
Copper (per pound)	$2.83	$2.15	$2.17
Consolidated costs applicable to sales: (1)(2)
Gold (per ounce)	$691	$682	$663
Copper (per pound)	$1.47	$1.95	$1.80
All-in sustaining costs: (2)
Gold (per ounce)	$924	$912	$933
Copper (per pound)	$1.80	$2.30	$2.15

(1)	Excludes Depreciation and amortization and Reclamation and remediation.
(2)	See Non-GAAP Financial Measures beginning on page 74.

2017 Highlights

•

Net income (loss): Delivered Net income (loss) from continuing operations attributable to Newmont stockholders of $(60) or $(0.11) per diluted share, an increase of $160 from the prior year, primarily due to higher gold production and higher average realized gold prices. The prior year was impacted by an impairment charge at Yanacocha and the current year was impacted by the changes in U.S. tax legislation.

•	Adjusted net income (loss): Delivered Adjusted net income (loss) of $780 or $1.46 per diluted share, a 26% increase from the prior year (See “Non-GAAP Financial Measures” beginning on page 74).

•	Adjusted EBITDA: Generated $2.7 billion in Adjusted EBITDA, a 12% increase from the prior year (See “Non-GAAP Financial Measures” beginning on page 74).

•

Cash flow: Reported Net cash provided by operating activities of continuing operations of $2.4 billion, up 22% from the prior year, and free cash flow of $1.5 billion, up 88% from the prior year (See “Non-GAAP Financial Measures” beginning on page 74).

•

Portfolio improvements: During 2017, we declared commercial production at the Tanami Expansion project and approved the Tanami Power project in Australia; achieved a full year of underground operation at Northwest Exodus and mined first ore at the Twin Creeks Underground mine in Nevada; approved and progressed expansion of the Ahafo Mill and produced first gold at Subika Underground in Africa; completed first full year of operations at Merian in Suriname; approved Quecher Main and increased ownership in Yanacocha in Peru; invested in early stage development projects in the Canadian Yukon, Colombia, Guiana Shield and the Andes; and declared gold reserves of 68.5 million ounces, fully replacing depletion at a constant gold price.

•

Attributable gold production: Increased gold production 8% from the prior year to 5.3 million ounces, primarily due to a full year’s production from Merian and Long Canyon, partially offset by lower grades at Twin Creeks, Yanacocha and Tanami, further impacted by adverse weather conditions at Yanacocha and Tanami.

•	Financial strength: Ended the year with $3.3 billion cash on hand. In February 2018, we eliminated the gold-price linked dividend calculation and declared a fourth quarter dividend of $0.14.

Our global project pipeline

Newmont’s capital-efficient project pipeline supports stable production with improving margins and mine life. Near-term development capital projects are presented below. Funding for Subika Underground, Ahafo Mill Expansion, Twin Underground, Quecher Main and Tanami Power projects has been approved and these projects are in execution.

Subika Underground, Africa. This project leverages existing infrastructure and an optimized approach to develop Ahafo’s most promising underground resource. First production was achieved in June 2017 with commercial production expected in the second half of 2018. The project is expected to have an average annual gold production of between 150,000 and 200,000 ounces per year for the first five years beginning in 2019 with an initial mine life of approximately 11 years. Development capital costs (excluding capitalized interest) since approval were $80, of which $36 related to the fourth quarter of 2017.

Ahafo Mill Expansion, Africa. This project is designed to maximize resource value by improving production margins and accelerating stockpile processing. The project also supports profitable development of Ahafo’s highly prospective underground resources. First production is expected in the first half of 2019, with commercial production expected in the second half of 2019. The expansion is expected to have an average annual gold production of between 75,000 and 100,000 ounces per year for the first five years beginning in 2020. Development capital costs (excluding capitalized interest) since approval were $42, of which $20 related to the fourth quarter of 2017.

Twin Underground, North America. This project is a portal mine beneath Twin Creek’s Vista surface mine with similar mineralization. First production was achieved in August 2017, with commercial production expected in mid-2018. The expansion is expected to have an average annual gold production of between 30,000 and 40,000 ounces per year between 2018 and 2022. Development capital costs (excluding capitalized interest) since approval were $13, of which $9 related to the fourth quarter of 2017.

Quecher Main, South America. This project will add oxide production at Yanacocha, leverage existing infrastructure and enable potential future growth at Yanacocha. First production is expected in early 2019, with commercial production in the fourth quarter of 2019. Quecher Main extends the life of the Yanacocha operation to 2027 with average annual gold production of about 200,000 ounces per year (on a consolidated basis) between 2020 and 2025. Development capital costs (excluding capitalized interest) since approval were $12, all of which related to the fourth quarter of 2017.

Tanami Power, Australia. This project will lower power costs from 2019, mitigate fuel supply risk and reduce carbon emissions. The project includes a 450 kilometer natural gas pipeline to be constructed connecting the Tanami site to the Amadeus Gas Pipeline, and construction and operation of two on-site power stations. The gas supply, gas transmission and power purchase agreements are for a ten year term with options to extend.

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

PART I

ITEM 1.BUSINESS (dollars in millions, except per share, per ounce and per pound amounts)

Introduction

Newmont Mining Corporation is primarily a gold producer with significant operations and/or assets in the United States, Australia, Peru, Ghana and Suriname.  At December 31, 2017, Newmont had attributable proven and probable gold reserves of 68.5 million ounces and an aggregate land position of approximately 23,000 square miles (60,000 square kilometers). Newmont is also engaged in the production of copper, principally through Boddington in Australia and Phoenix in the United States. Newmont Mining Corporation’s original predecessor corporation was incorporated in 1921 under the laws of Delaware.

Newmont’s corporate headquarters are in Greenwood Village, Colorado, USA. In this report, “Newmont,” the “Company,” “our” and “we” refer to Newmont Mining Corporation together with our affiliates and subsidiaries, unless the context otherwise requires. References to “A$” refer to Australian currency and “C$” refer to Canadian currency.

Newmont’s Sales and long-lived assets for continuing operations are geographically distributed as follows:

	Sales			Long-Lived Assets
	2017	2016	2015	2017	2016	2015
United States	38%	39%	33%	45%	45%	43%
Australia	30%	32%	32%	19%	19%	18%
Ghana	14%	15%	15%	16%	16%	16%
Peru	9%	12%	18%	14%	14%	19%
Suriname	9%	2%	—%	6%	6%	4%
Other	—%	—%	2%	—%	—%	—%

Segment Information

Our regions include North America, South America, Australia, and Africa. Our North America segment consists primarily of Carlin, Phoenix, Twin Creeks and Long Canyon in the state of Nevada and Cripple Creek &Victor (“CC&V”) in the state of Colorado, in the United States (collectively, “U.S.” or “USA”). Our South America segment consists primarily of Yanacocha in Peru and Merian in Suriname. Our Australia segment consists primarily of Boddington, Tanami and Kalgoorlie in Australia. Our Africa segment consists primarily of Ahafo and Akyem in Ghana. See Item 1A, Risk Factors, below, and Note 5 to the Consolidated Financial Statements for information relating to our operating segments, domestic and export sales and lack of dependence on a limited number of customers.

Products

References in this report to “attributable gold ounces” or “attributable copper pounds” mean that portion of gold or copper produced, sold or included in proven and probable reserves based on our proportionate ownership, unless otherwise noted.

Gold

General. We had consolidated gold production from continuing operations of 5.7 million ounces (5.3 million attributable ounces) in 2017,  5.2 million ounces (4.9 million attributable ounces) in 2016 and 5.0 million ounces (4.6 million attributable ounces) in 2015. Of our 2017 consolidated gold production, approximately 38% came from North America, 19% from South America, 28% from Australia and 15% from Africa.

For 2017,  2016 and 2015,  96%,  96% and 95%, respectively, of our Sales were attributable to gold. Most of our Sales come from the sale of refined gold. The end product at our gold operations, however, is generally doré bars. Doré is an alloy consisting primarily of gold but also containing silver and other metals. Doré is sent to refiners to produce bullion that meets the required market standard of 99.95% gold. Under the terms of our refining agreements, the doré bars are refined for a fee, and our share of the refined gold and the separately-recovered silver is credited to our account or delivered to buyers. A portion of gold sold from Boddington and Kalgoorlie in Australia, Phoenix in Nevada and CC&V in Colorado is sold in a concentrate containing other metals such as copper and silver.

Gold Uses. Gold generally is used for fabrication or investment. Fabricated gold has a variety of end uses, including jewelry, electronics, dentistry, industrial and decorative uses, medals, medallions and official coins. Gold investors buy gold bullion, official coins and jewelry.

Gold Supply. A combination of mine production, recycling and draw-down of existing gold stocks held by governments, financial institutions, industrial organizations and private individuals make up the annual gold supply. Based on public information available, for the years 2015 through 2017, mine production has averaged approximately 70% of the annual gold supply.

Gold Price. The following table presents the annual high, low and average daily afternoon LBMA Gold Price over the past ten years on the London Bullion Market ($/ounce):

Year	High	Low	Average
2008	$1,011	$713	$872
2009	$1,213	$810	$972
2010	$1,421	$1,058	$1,225
2011	$1,895	$1,319	$1,572
2012	$1,792	$1,540	$1,669
2013	$1,694	$1,192	$1,411
2014	$1,385	$1,142	$1,266
2015	$1,296	$1,049	$1,160
2016	$1,366	$1,077	$1,251
2017	$1,346	$1,151	$1,257
2018 (through February 15, 2018)	$1,355	$1,311	$1,331

Source: London Bullion Market Association

On February 15, 2018, the afternoon fixing gold price on the London Bullion Market was $1,352 per ounce.

We generally sell our gold at the prevailing market price during the month in which the gold is delivered to the buyers. We currently recognize revenue from a sale when the price is determinable, the gold has been loaded on a vessel or received by the smelter, the title has been transferred and collection of the sales price is reasonably assured.

Copper

General. We had consolidated copper production from continuing operations of 113 million pounds in 2017,  119 million pounds in 2016 and 125 million pounds in 2015. Copper sales are in the form of concentrate that is sold to smelters for further treatment and refining, and cathode. For 2017,  2016 and 2015,  4%,  4% and 5%, respectively, of our Sales were attributable to copper. Of our 2017 consolidated copper production, approximately 29% came from North America and 71% from Australia.

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

Copper Supply. A combination of mine production and recycled scrap material make up the annual copper supply. Mine production since 2015 has accounted for over 70% of total refined production.

Copper Price. The copper price is quoted on the London Metal Exchange in terms of dollars per metric ton of high grade copper. The following table presents the dollar per pound equivalent of the annual high, low and average daily prices of high grade copper on the London Metal Exchange over the past ten years ($/pound):

Year	High	Low	Average
2008	$4.08	$1.26	$3.15
2009	$3.33	$1.38	$2.34
2010	$4.42	$2.76	$3.42
2011	$4.60	$3.08	$4.00
2012	$3.93	$3.29	$3.61
2013	$3.74	$3.01	$3.32
2014	$3.37	$2.86	$3.11
2015	$2.92	$2.05	$2.49
2016	$2.69	$1.96	$2.21
2017	$3.27	$2.48	$2.80
2018 (through February 15, 2018)	$3.27	$3.06	$3.19

Source: London Metal Exchange

On February 15, 2018, the high grade copper closing price on the London Metal Exchange was $3.22 per pound.

We generally sell our copper concentrate based on the monthly average market price for the third month following the month in which the delivery to the smelter takes place. We currently recognize revenue from a sale when the price is determinable, the concentrate has been loaded on a vessel or received by the smelter, the title has been transferred and collection of the sales price is reasonably assured. For revenue recognition, we use a provisional price based on the estimated forward price of the month of final settlement. The copper concentrate is marked to market through earnings as an adjustment to revenue until final settlement.

We generally sell our copper cathode based on the weekly average market price for the week following production. Title is transferred upon loading of the buyer’s truck.

Effective January 1, 2018, we are adopting changes to our revenue recognition policy. Refer to Note 2 of the Consolidated Financial Statements for further information.

Silver

General. Silver is produced as a by-product at certain of our operations and is included as a reduction to Costs applicable to sales in the Consolidated Financial Statements. We had consolidated silver production from continuing operations of 3.6 million ounces (3.1 million attributable ounces) in 2017, 3.0 million ounces (2.8 million attributable ounces) in 2016 and 2.8 million ounces (2.6 million attributable ounces) in 2015.

Gold and Copper Processing Methods

Gold is extracted from naturally-oxidized ores by either milling or heap leaching, depending on the amount of gold contained in the ore, the amenability of the ore to treatment and related capital and operating costs. Higher grade oxide ores are generally processed through mills, where the ore is ground into a fine powder and mixed with water into a slurry, which then passes through a carbon-in-leach circuit. Lower grade oxide ores are generally processed using heap leaching. Heap leaching consists of stacking crushed or run-of-mine ore on impermeable, synthetically lined pads where a weak cyanide solution is applied to the surface of the heap to dissolve the gold. In both cases, the gold-bearing solution is then collected and pumped to process facilities to remove the gold by collection on carbon or by zinc precipitation.

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

In addition, at Phoenix, copper heap leaching is performed on copper oxide ore and enriched copper sulfide ore to produce copper cathodes. Heap leaching is accomplished by stacking uncrushed ore onto impermeable, synthetically lined pads where it is contacted with a diluted sulfuric acid solution thus leaching the acid soluble minerals into a copper sulfate solution. The copper sulfate solution is then collected and pumped to the solvent extraction (“SX”) plant. The SX process consists of two steps. During the first step, the copper is extracted into an organic solvent solution. The loaded organic solution is then pumped to the second step where copper is stripped with a strong acid solution before being sent through the electrowinning (“EW”) process. Cathodes produced in electrowinning are 99.99% copper.

Hedging Activities

Our strategy is to provide shareholders with leverage to changes in gold and copper prices by selling our production at spot market prices. Consequently, we do not hedge our gold and copper sales. To a limited extent, we have and may continue to manage certain risks associated with commodity input costs, interest rates and foreign currencies using the derivative market.

For additional information, see Hedging in Item 7A, Quantitative and Qualitative Disclosures about Market Risk, and Note 17 to the Consolidated Financial Statements.

Gold, Copper and Silver Reserves

At December 31, 2017, we had 68.5 million attributable ounces of proven and probable gold reserves. Proven and probable gold reserves in 2017 were in line with 2016, as additions of 4.4 million ounces, revisions of 1.9 million ounces, and acquisitions of 0.1 million ounces were offset by depletion of 6.4 million ounces. Reserves at December 31, 2017 were calculated at a gold price assumption of $1,200 or A$1,600  per ounce. A reconciliation of the changes in attributable proven and probable gold reserves during the past three years is as follows:

	Years Ended December 31,
	2017	2016	2015
(millions of ounces)
Opening balance (1)	68.5	73.7	81.6
Depletion	(6.4)	(6.0)	(6.0)
Revisions (2)	1.9	(0.7)	(9.8)
Additions (3)	4.4	4.1	4.9
Acquisitions (4)	0.1	—	4.0
Divestments (5)	—	(2.3)	(0.3)
Discontinued operations (6)	—	(0.3)	(0.7)
Closing balance (7)	68.5	68.5	73.7

A reconciliation of the changes in attributable proven and probable gold reserves for 2017 by region is as follows:

	North	South
	America	America	Australia	Africa
(millions of ounces)
Opening balance	28.9	6.5	20.3	12.8
Depletion	(3.0)	(0.8)	(1.7)	(0.9)
Revisions(2)	0.4	(0.3)	1.3	0.5
Additions (3)	2.5	0.5	1.1	0.3
Acquisitions (4)	—	0.1	—	—
Closing balance	28.8	6.0	21.0	12.7

(1)

The opening balances include 2.6 million and 3.3 million ounces of gold reserves in 2016 and 2015, respectively, related to Batu Hijau. For further information regarding our discontinued operations, see Note 3 to the Consolidated Financial Statements.

(2)

Revisions are due to reclassification of reserves to mineralized material, optimizations, model updates, metal price changes and updated operating costs and recoveries. The gold price assumption remained at $1,200 per ounce in 2017 and 2016. The gold price assumption was decreased from $1,300 to $1,200 per ounce in 2015. The impact of the change in gold price assumption decreased reserves by 2.9 million ounces in 2015. Additionally, reserve balances reported for Conga in 2014 were reclassified to mineralized material in 2015.

(3)	Additions are due to reserve conversions from mineralized material due to new drilling information and successful feasibility studies for first time declarations.
(4)

Acquisitions include an increase in ownership at Yanacocha in December 2017 and the CC&V gold mining business which the Company acquired in August 2015. The increase in ownership at Yanacocha added 0.1 million ounces to proven and probable reserves in 2017. CC&V added 3.8 million ounces, net of production ounces, to proven and probable gold reserves in 2015.

(5)	Divestments are related to (i) the sale of the Batu Hijau mine in November 2016 and (ii) the sale of the Waihi mine in October 2015.
(6)

Amounts relate to depletion, revisions and additions activity at Batu Hijau (previously included in the Australia region), which was sold in November 2016 and classified as discontinued operations. For further information regarding our discontinued operations, see Note 3 to the Consolidated Financial Statements.

(7)

The closing balances include 2.6 million ounces of gold reserves in 2015 related to Batu Hijau. For further information regarding our discontinued operations, see Note 3 to the Consolidated Financial Statements.

At December 31, 2017, we had 2,670 million attributable pounds of proven and probable copper reserves. The increase in proven and probable copper reserves during 2017, compared to 2016, is due to revisions of 250 million pounds and additions of 90 million pounds, partially offset by depletion of 160 million pounds. Reserves at December 31, 2017 were calculated at a copper price of $2.50 or A$3.35 per pound. A reconciliation of the changes in attributable proven and probable copper reserves during the past three years is as follows:

	Years Ended December 31,
	2017	2016	2015
(millions of pounds)
Opening balance (1)	2,490	5,670	7,930
Depletion	(160)	(170)	(110)
Revisions (2)	250	(400)	(1,610)
Additions (3)	90	—	—
Divestments (4)	—	(2,390)	—
Discontinued operations (5)	—	(220)	(540)
Closing balance (6)	2,670	2,490	5,670

A reconciliation of changes in attributable proven and probable copper reserves for 2017 by region is as follows:

	North
	America	Australia
(millions of pounds)
Opening balance	1,260	1,230
Depletion	(60)	(100)
Revisions (2)	70	180
Additions (3)	60	30
Closing balance	1,330	1,340

(1)

The opening balances include 2,610 million and 3,150 million pounds of copper reserves in 2016 and 2015, respectively, related to Batu Hijau. For further information regarding our discontinued operations, see Note 3 to the Consolidated Financial Statements.

(2)

Revisions are due to reclassification of reserves to mineralized material, optimizations, model updates, metal price changes and updated operating costs and recoveries. The copper price assumption remained at $2.50 per pound in 2017. The copper price assumption was decreased from $2.75 to $2.50 per pound in 2016 and from $3.00 to $2.75 per pound in 2015. The impact of the change in copper price assumption decreased reserves by 270 million and 150 million pounds in 2016 and 2015, respectively. Additionally, reserve balances reported for Conga in 2014 were reclassified to mineralized material in 2015.

(3)	Additions are due to reserve conversions from mineralized material due to new drilling information and successful feasibility studies for first time declarations.
(4)	Divestments are related to the sale of Batu Hijau in November 2016.
(5)

Amounts relate to depletion, revisions and additions activity at Batu Hijau (previously included in the Australia region), which was sold in November 2016 and classified as discontinued operations. For further information regarding our discontinued operations, see Note 3 to the Consolidated Financial Statements.

(6)

The closing balances include 2,610 million pounds of copper reserves in 2015 related to Batu Hijau. For further information regarding our discontinued operations, see Note 3 to the Consolidated Financial Statements.

Our silver reserves are a by-product of gold and/or copper reserves and are included in calculations for mine planning and operations. At December 31, 2017,  we had 87.9 million ounces of attributable proven and probable silver reserves. The decrease in proven and probable silver reserves during 2017, compared to 2016, is due to depletion of 6.6 million ounces, partially offset by revisions of 2.3 million ounces, additions of 1.6 million ounces and acquisitions of 1.3 million ounces. Reserves at December 31, 2017 were calculated at a silver price of $16  per ounce. A reconciliation of the changes in proven and probable silver reserves during the past three years is as follows:

	Years Ended December 31,
	2017	2016	2015
(millions of ounces)
Opening balance (1)	89.3	113.3	143.6
Depletion	(6.6)	(7.6)	(7.0)
Revisions (2)	2.3	(7.4)	(21.1)
Additions (3)	1.6	—	—
Acquisitions (4)	1.3	—	—
Divestments (5)	—	(7.9)	—
Discontinued operations (6)	—	(1.1)	(2.2)
Closing balance (7)	87.9	89.3	113.3

A reconciliation of the changes in attributable proven and probable silver reserves for 2017 by region is as follows:

	North	South
	America	America
(millions of ounces)
Opening balance	60.9	28.4
Depletion	(3.6)	(3.0)
Revisions (2)	2.1	0.2
Additions (3)	1.5	0.1
Acquisitions (4)	—	1.3
Closing balance	60.9	27.0

(1)

The opening balances include 9.0 million and 11.2 million ounces of silver reserves in 2016 and  2015, respectively, related to Batu Hijau. For further information regarding our discontinued operations, see Note 3 to the Consolidated Financial Statements.

(2)

Revisions are due to reclassification of reserves to mineralized material, optimizations, model updates, metal price changes and updated operating costs and recoveries. The silver price assumption was decreased from $17 to $16 per ounce in 2017. The silver price assumption was decreased from $19 to $17 per ounce in 2016 and from $20 to $19 per ounce in 2015.  The impact of the change in silver price assumption had no impact in 2017. The impact of the change in silver price assumption decreased reserves by 11 million and 9 million ounces in 2016 and 2015, respectively. Additionally, reserve balances reported for Conga in 2014 were reclassified to mineralized material in 2015.

(3)	Additions are due to reserve conversions from mineralized material due to new drilling information and successful feasibility studies for first time declarations.
(4)	Acquisitions include an increase in ownership at Yanacocha in December 2017. The increase in ownership at Yanacocha added 1.3 million ounces to proven and probable reserves in 2017.
(5)	Divestments are related to the sale of Batu Hijau, which the Company sold in November 2016.
(6)

Amounts relate to depletion, revisions and additions activity at Batu Hijau (previously included in the Australia region), which was sold in November 2016 and classified as discontinued operations. For further information regarding our discontinued operations, see Note 3 to the Consolidated Financial Statements.

(7)

The closing balances include 9.0 million ounces of silver reserves in 2015 related to Batu Hijau. For further information regarding our discontinued operations, see Note 3 to the Consolidated Financial Statements.

Our exploration efforts are directed to the discovery of new mineralized material and converting it into proven and probable reserves. We conduct brownfield exploration around our existing mines and greenfield exploration in other regions globally. Brownfield exploration can result in the discovery of additional deposits, which may receive the economic benefit of existing operating, processing and administrative infrastructures. In contrast, the discovery of mineralization through greenfield exploration efforts will require capital investment to build a stand-alone operation. Our Exploration expense was $179,  $148 and $156 in 2017,  2016 and 2015, respectively.

For additional information, see Item 2, Properties, Proven and Probable Reserves.

Licenses and Concessions

Other than operating licenses for our mining and processing facilities, there are no third party patents, licenses or franchises material to our business. In many countries, however, we conduct our mining and exploration activities pursuant to concessions granted by, or under contracts with, the host government. These countries include, among others, the United States, Australia, Ghana, Peru and Suriname. The concessions and contracts are subject to the political risks associated with the host country. See Item 1A, Risk Factors, below.

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

We conduct our operations so as to protect public health and the environment and believe our operations are in compliance with applicable laws and regulations in all material respects. Each operating mine has a reclamation plan in place that meets in all material respects applicable legal and regulatory requirements. At December 31, 2017,  $1,965 was accrued for reclamation costs relating to current or recently producing properties.

We are involved in several matters concerning environmental obligations associated with former, primarily historic, mining activities. Generally, these matters concern developing and implementing remediation plans at the various sites. Based upon our best estimate of our liability for these matters, $289 was accrued at December 31, 2017 for such obligations associated with properties previously owned or operated by us or our subsidiaries. The amounts accrued for these matters are reviewed periodically based upon facts and circumstances available at the time.

For a discussion of the most significant reclamation and remediation activities, see Item 7, Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations, and Note 6 and Note 29 to the Consolidated Financial Statements.

In addition to legal and regulatory compliance, we have developed complementary programs to guide our Company toward achieving transparent and sustainable environmental and socially responsible performance objectives. In support of our management’s commitment towards these objectives, our corporate headquarters are located in an environmentally sustainable, Leadership in Energy and Environmental Design, gold-certified building. We are committed to managing climate change related risks and responsibly managing our greenhouse gas emissions. We have publicly reported our greenhouse gas emissions since 2004 to the Carbon Disclosure Project (now known only as “CDP”). Our greenhouse gas emissions are independently verified to satisfy all the requirements for emissions reporting under ISO International Standard 14064-3:2006. We actively participate in the International Council on Mining and Metals (“ICMM”) and are committed to the ICMM’s 10 Principles of Sustainable Development and its commitment to implement the UN Global Compact's 10 principles on human rights, bribery and corruption, labor and the environment. In 2017, all Newmont operated sites maintained their certification as ISO 14001 compliant except for two new mines commissioned in 2016: Merian in Suriname and Long Canyon in Nevada. Both of these operations will be certified as ISO 14001 compliant within the next two years. We transparently report on our sustainability performance in accordance with the Global Reporting Initiative (“GRI”) guidelines, including the Mining and Metals Sector Supplement to meet the requirements of GRI Application Level A+. In 2017, for the third year in a row, Newmont was ranked by the Dow Jones Sustainability World Index (“DJSI World”) as the mining industry’s overall leader in sustainability. Newmont’s inclusion on the index also marked the 11th consecutive year the Company has been selected for the DJSI World. Newmont also received the highest score in the mining sector across a number of areas measured by the index including Occupational Health and Safety, Risk and Crisis Management; Climate Strategy; Environmental Policy and Management Systems; Water-related Risks; Asset Closure Management; and Corporate Citizenship and Philanthropy. As of the end of 2017, all of our sites were certified through the International Cyanide Management Code (“ICMC”) or in the process for re-certification by independent auditors except for the two mines commissioned in 2016. Merian and Long Canyon, both commissioned in the fourth quarter 2016, completed independent audits in 2017 within one year of their commercial production dates. The audit reports are currently under review by the International Cyanide Management Institute for certification under the ICMC in 2018.

Health and Safety

We conduct our operations so as to protect the health and safety of our employees and contractors and believe that our operations are in compliance with applicable laws and regulations in all material respects. In addition, the Company has an established Health & Safety Management System and Health & Safety Standards that in most cases exceed the regulatory requirements in the jurisdictions in which we operate. The quality of our Health & Safety Management System is audited regularly as part of our assurance and governance process.

The safety of our people and the communities in which we operate is our top priority with the right to life and right to safe working conditions among our most salient human rights. We strongly believe it is possible to effectively manage these risks so everyone returns home safely at the end of the day. To embed a culture of Zero Harm, Newmont has centered its health and safety activities on four key focus areas: health and safety leadership, fatality prevention, employee engagement and occupational health and wellness.

No work-related fatalities have occurred at any Newmont site or facility since September 2015. While having no fatalities for the second consecutive year is a notable achievement, we still experienced incidents where the outcomes could have been much more significant, highlighting the need to further integrate our fatality risk management system throughout our operations.

Managing fatality and health risks remains a core component of our health and safety journey. In recent years, the primary focus of our safety strategy has been on eliminating fatalities in the workplace. Launched in 2016, our Fatality Risk Management system provides the rigor and discipline around understanding our top risks and effectively managing them through robust controls and systems. The Fatality Risk Management system is focused on the top 16 fatality risks that are common across our business along with the three to four critical controls that must be in place every time we undertake a task involving those risks to prevent or minimize the consequence of a fatality. To ensure the critical controls are in place and effective at the time the work activity is occurring, site managers perform frequent field-based observations called verifications. Any deficiencies found during the verifications must be addressed before resuming work. Also essential in preventing fatalities is conducting quality event investigations and ensuring lessons are truly learned and not just shared.

Engaging employees requires visible felt leadership and quality safety interactions. Creating a positive safety culture to support injury and fatality prevention requires visible leadership that demonstrates care and concern for people’s safety. In 2017, we recognized that improving quality and consistency of safety interactions supports positive leadership engagement and culture, and a project to redesign the safety interactions program was undertaken.

We measure our health and safety performance by leading indicators, such as safety interactions and implementation of effective critical controls, and by tracking lagging indicators, such as injury rates. All significant events are investigated, and lessons learned are shared with workers. Investigations and corrective actions to prevent recurrence related to serious potential and actual events are reported to the executive leadership team and the Board of Directors.

We are committed to learning from and sharing best practices with others. We actively participate in programs to improve our performance as members of the ICMM and the Mining Safety Roundtable. We also participate in regional health and safety programs, such as the Western Australia Chamber of Minerals and Energy, the Ghana Chamber of Mines and the United States National Mining Association's CORESafety program.

Employees and Contractors

Approximately 12,547 people were employed by Newmont and Newmont subsidiaries at December 31, 2017. In addition, approximately 12,111 people were working as contractors in support of Newmont’s operations at December 31, 2017.

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

•

statements regarding the availability of, and terms and costs related to, future borrowing or financing and expectations regarding future share repurchase transactions, debt repayments or debt tender transactions;

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

•	expectations regarding the start-up time, design, mine life, production and costs applicable to sales and exploration potential of our projects;

•	statements regarding future hedge and derivative positions or modifications thereto;

•	statements regarding political, economic or governmental conditions and environments;

•	statements regarding the impacts of changes in the legal and regulatory environment in which we operate, including, without limitation, relating to regional, national, domestic and foreign laws;

•

statements regarding expected changes in the tax regimes in which we operate, including, without limitation, estimates of future tax rates and estimates of the impacts to income tax expense, valuation of deferred tax assets and liabilities, and other financial impacts resulting from recent changes to U.S. tax laws;

•	estimates of income taxes and expectations relating to tax contingencies or tax audits;

•	estimates of future costs, accruals for reclamation costs and other liabilities for certain environmental matters, including without limitation with respect to our Yanacocha operation;

•	estimates of pension and other post-retirement costs; and

•

statements regarding estimates of timing of voluntary early adoption of recent accounting pronouncements and expectations regarding future impacts to the financial statements resulting from accounting pronouncements.

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

The reserves stated in this report represent the amount of gold and copper that we estimated, at December 31, 2017, could be economically and legally extracted or produced at the time of the reserve determination. Estimates of proven and probable reserves are subject to considerable uncertainty. Such estimates are, to a large extent, based on the prices of gold and copper and interpretations of geologic data obtained from drill holes and other exploration techniques, which data may not necessarily be indicative of future results. Producers use feasibility studies for undeveloped orebodies to derive estimates of capital and operating costs based upon anticipated tonnage and grades of ore to be mined and processed, the predicted configuration of the ore body, expected recovery rates of metals from the ore, the costs of comparable facilities, the costs of operating and processing equipment and other factors. Actual operating and capital cost and economic returns on projects may differ significantly from original estimates. Further, it may take many years from the initial phases of exploration until commencement of production, during which time, the economic feasibility of production may change.

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

Costs at any particular mining location are subject to variation due to a number of factors, such as variable ore grade, changing metallurgy and revisions to mine plans in response to the physical shape and location of the ore body, as well as the age and utilization rates for the mining and processing related facilities and equipment. In addition, costs are affected by the price and availability of input commodities, such as fuel, electricity, labor, chemical reagents, explosives, steel, concrete and mining and processing related equipment and facilities. Commodity costs are, at times, subject to volatile price movements, including increases that could make production at certain operations less profitable. Further, changes in laws and regulations can affect commodity prices, uses and transport. Reported costs may also be affected by changes in accounting standards. A material increase in costs at any significant location could have a significant effect on our profitability and operating cash flow.

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

Estimates relating to new development projects and mine plans of existing operations are uncertain and we may incur higher costs and lower economic returns than estimated.

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

For our existing operations, we base our mine plans on geological and metallurgical assumptions, financial projections and commodity price estimates. These estimates are periodically updated to reflect changes in our operations, including modifications to our proven and probable reserves and mineralized material, revisions to environmental obligations, changes in legislation and/or our political or economic environment, and other significant events associated with mining operations. There are numerous uncertainties inherent in estimating quantities and qualities of gold and copper and costs to mine recoverable reserves, including many factors beyond our control, that could cause actual results to differ materially from expected financial and operating results or result in future impairment charges.

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

•

Other natural phenomena, such as lightning, cyclonic or tropical storms, floods or other inclement weather conditions, including those impacting operations or the ability to access and supply sites. For example, in 2017 rainfall and flooding in Northern Australia and Peru, temporarily impacted our ability to import fuel and other key deliveries to our Tanami and Yanacocha sites, respectively.

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

We operate in certain jurisdictions that have experienced governmental and private sector corruption to some degree, and, in certain circumstances, compliance with anti-bribery laws and heightened expectations of enforcement authorities may be in tension with certain local customs and practices. For example, the U.S. Foreign Corrupt Practices Act and other laws with extraterritorial reach, including the U.K. Bribery Act, and anti-bribery laws in other jurisdictions in which we operate generally prohibit companies and their intermediaries from making improper payments for the purpose of obtaining or retaining business or other commercial advantage. We have an ethics and compliance program which includes our Code of Conduct, Business Integrity Policy and other policies and standards, all of which mandate compliance with these anti-bribery laws by the Company and its subsidiaries and their personnel. Our program also includes a well-publicized hot line for raising issues and processes for investigating such issues and assurances of non-retaliation for persons who in good faith raise concerns. We report regularly to the Audit Committee of our Board of Directors on such programs. There can be no assurance that Newmont’s internal control policies and procedures will always protect it from misinterpretation of or noncompliance with applicable laws and internal policies, recklessness, fraudulent behavior, dishonesty or other inappropriate acts committed by the Company’s affiliates, employees, agents or associated persons for which we might be claimed to be responsible. As such, our corporate policies and processes may not prevent or detect all potential breaches of law or other governance practices. We occasionally identify or are apprised of information or allegations that certain employees, affiliates, agents or associated persons may have engaged in unlawful conduct for which we might be held responsible. Our policy when receiving credible information or allegations is to conduct internal investigations and compliance reviews to evaluate that information, determine compliance with applicable anti-bribery laws and regulations and company policies and take such remedial steps as may be warranted. In appropriate circumstances, we communicate with authorities in the United States and elsewhere about those investigations and reviews. See Note 29 to the Financial Statements under the heading “Commitments and Contingencies – Investigations.” Violations of these laws, or allegations of such violations, could lead to substantial civil and criminal fines and penalties, litigation, loss of operating licenses or permits and other collateral consequences, and may damage the Company’s reputation, which could have a material adverse effect on our business, financial position and results of operations or cause the market value of our common shares to decline.

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

Our exploration, development, mining and processing operations are subject to extensive laws and regulations governing worker health and safety and land use and the protection of the environment, which generally apply to air and water quality, protection of endangered, protected or other specified species, hazardous waste management and reclamation. For example, in recent years, plans to protect the greater sage grouse, a species whose natural habitat is found across much of the western United States, have been an area of significant focus. As a result, in 2016, Newmont, the State of Nevada and federal agencies agreed to a historic conservation agreement for 1.5 million acres of public and private lands managed by Newmont to protect and enhance the habitat of the greater sage grouse and other sagebrush ecosystem species. In 2017, the current U.S. administration undertook a review of previously proposed federal sage grouse protections, which remains on-going. The extent to which sage grouse conservation plans will be revised and whether additional land withdrawals limiting development activities occurring on federal lands may occur remains unclear. No assurances can be made that restrictions relating to conservation will not have an adverse impact on our growth plans or not result in delays in project development, constraints on exploration and constraints on operations in impacted areas.

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

Future changes in applicable laws, regulations, permits and approvals or changes in their enforcement or regulatory interpretation could substantially increase costs to achieve compliance, lead to the revocation of existing or future exploration or mining rights or otherwise have an adverse impact on our results of operations and financial position. For instance, the operation of our mines in the United States is subject to regulation by the Federal Mine Safety and Health Administration (“MSHA”) under the Federal Mine Safety and Health Act of 1977 (the “Mine Act”). MSHA inspects our mines on a regular basis and issues various citations and orders when it believes a violation has occurred under the Mine Act. Over the past several years MSHA has significantly increased the numbers of citations and orders charged against mining operations and increased the dollar penalties assessed for citations issued. If MSHA inspections result in an alleged violation, we may be subject to fines, penalties or sanctions and our mining operations could be subject to temporary or extended closures. MSHA issued fines, penalties or sanctions and mandated temporary or extended closures could have an adverse effect on our results of operations and financial position. See Exhibit 95 to this report for additional information regarding certain MSHA orders and citations issued during the year ended December 31, 2017.

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

For example, the Company completed a comprehensive study of the Yanacocha long-term mining and closure plans in 2016 as part of the requirement to submit an updated closure plan to Peruvian regulators every five years. As a result, the Company recorded an increase to the reclamation obligation at Yanacocha for the fourth quarter of 2016 in connection with an update to the Yanacocha closure plan, resulting in an increase to the recorded asset retirement cost related to the producing areas of the mine and a non-cash charge to reclamation expense related to the areas of the mine no longer in production. The increase to the reclamation obligation was primarily due to higher estimated long-term water management costs, heap leach earthworks and related support activities. For additional information regarding our review of the Yanacocha closure plan, see Note 6 to our Consolidated Financial Statements.

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

A number of governments or governmental bodies have introduced or are contemplating regulatory changes in response to the potential impacts of climate change that are viewed as the result of emissions from the combustion of carbon-based fuels. At the 21st Conference of the Parties of the United Nations Framework Convention on Climate Change (“UNFCC”) held in Paris in 2015, the Paris Agreement was adopted which was intended to govern emission reductions beyond 2020. The Paris Agreement went into effect in November 2016 when countries that produce at least 55% of the world's greenhouse gas emissions ratified the agreement. While there are no immediate impacts to business from the Paris Agreement, the goal of limiting global warming to “well below 2o C” will be taken up at national levels. Industrialized nations (e.g., Australia) are likely to implement national emission reduction targets that require an investment shift towards low carbon technologies and systems, shifting away from coal and diesel power generation. The temperature change goal implies a move to net zero greenhouse gas emissions from energy use and industrial activities by 2050 to 2060. The relevant details of the shift towards low carbon technologies are defined in the national plans, which will need further definition in new rules from each country by 2020. The Trump Administration has announced the intention to withdraw from the Paris Agreement, which begins a lengthy process that will not be completed until November 2020.

Some of the countries in which we operate have implemented, and are developing, laws and regulations related to climate change and greenhouse gas emissions. In December 2009, the United States Environmental Protection Agency (“EPA”) issued an endangerment finding under the U.S. Clean Air Act that current and projected concentrations of certain mixed greenhouse gases, including carbon dioxide, in the atmosphere threaten the public health and welfare. Additionally, the United States and China signed a bilateral agreement in November 2014 that committed the United States to reduce greenhouse gas emissions by an additional 26% to 28% below 2005 levels by the year 2025. The EPA in August 2015 issued final rule for the Clean Power Plan under Section 111 (d) of the Clean Air Act designed to reduce greenhouse gas emissions at electric utilities in line with reductions planned for the compliance with the Paris Agreement. On October 16, 2017, the EPA as part of a regulatory review directed by the Energy Independence Executive Order has proposed a repeal of the Clean Power Plan. In Australia the Emissions Reduction Fund legislation, Safeguard Mechanism Rule 2015 came into effect on July 1, 2016. Facilities that exceed the baseline mandated by the law in future years are required to purchase Australian Carbon Credit Units (ACCUs). Our Tanami operation was forecasted to exceed the baseline related to our planned increased production profile, which would have resulted in a cost impact. The Safeguard Mechanism allows for a recalculation of the baseline emissions when there is a change in production output. This baseline recalculation for Tanami was completed and successfully approved by the regulator in 2017.

Legislation and increased regulation and requirements regarding climate change could impose increased costs on us, our venture partners and our suppliers, including increased energy, capital equipment, environmental monitoring and reporting and other costs to comply with such regulations. In August 2015, the EPA issued the final rules for the Clean Power Plan under Section 111(d) of the Clean Air Act. Under the Clean Power Plan Newmont’s TS Power Plant would be subject to greenhouse gas emission reductions as part of the Nevada compliance plan. The proposed repeal of the Clean Power Plan by the EPA substantially reduces the risk of any emission reduction requirements for next few years.

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

•

Risk of disruption, damage or failure of information technology systems, and risk of loss and operational delays due to impacts to operational technology systems, such as due to cyber-attacks, malicious software computer viruses, security breaches, design failures and natural disasters;

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

During the last several years, Minera Yanacocha S.R.L. (“Yanacocha”), in which we own a 54.05% interest, and whose properties include the mining operations at Yanacocha and the Conga project in Peru, has been the target of local political and community protests, some of which blocked the road between the Yanacocha mine and Conga project complexes and the City of Cajamarca in Peru and resulted in vandalism and equipment damage. We cannot predict whether similar or more significant incidents will occur in the future. The recurrence of significant political or community opposition or protests could continue to adversely affect the Conga Project’s development and the continued operation of Yanacocha.

Construction activities on our Conga project were suspended on November 30, 2011, at the request of Peru’s central government following increasing protests in Cajamarca by anti-mining activists led by the regional president. At the request of the Peruvian central government, the environmental impact assessment prepared in connection with the project, which was previously approved by the central government in October 2010, was reviewed by independent experts in an effort to resolve allegations around the environmental viability of Conga. This review concluded that the environmental impact assessment complied with international standards and provided some recommendations to improve water management. Yanacocha has focused on the construction of water reservoirs prior to the development of other project facilities. However, development of Conga is contingent upon generating acceptable project returns and getting local community and government support. Under the current social and political environment, the Company does not anticipate being able to develop Conga for at least the next five years. Due to the uncertainty surrounding the project’s development, the Company has allocated its exploration and development capital to other projects in recent years, and the Conga project is currently in care and maintenance. Should the Company be unable to develop the Conga project, the Company may have to consider other alternatives for the project, which may result in a future impairment charge.

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

In addition, in early 2015, the Peruvian government agency responsible for certain environmental regulations, the Ministry of the Environment (“MINAM”), issued proposed water quality criteria for designated beneficial uses which apply to mining companies, including Yanacocha. These criteria would modify the in-stream water quality criteria pursuant to which Yanacocha has been designing water treatment processes and infrastructure. In December 2015, MINAM issued the final regulation that modified the water quality standards. In response in February 2017, Yanacocha submitted its proposed modification to the previously approved Environmental Impact Assessment to the Mining Ministry (“MINEM”), which is still under review. After approval, MINEM may allow up to three years to develop and implement the modifications to the water management system. In the event Yanacocha is unsuccessful in implementing the modifications in compliance with the new regulations and deadlines, it could result in fines and penalties relating to potential intermittent non-compliant exceedances. In addition, if accepted the treatment options will result in increased costs. These impacts may adversely impact the future cost and financial performance of our operations in Peru.

Our Merian operation in Suriname is subject to political and economic risks.

We hold a 75% interest in the Merian gold mine in the mid-eastern part of Suriname. The current president of Suriname and others, including a number of members of the current administration, have been named defendants in a trial in connection with the deaths of certain political opponents in a 1982 coup. Those proceedings were previously halted based upon an executive order. However, in January 2017, a court in Suriname directed that the trial be recommenced and remains on-going We cannot predict the outcome of the pending appeal or the trial. However, these proceedings could result in civil and political instability, and heighten the risk of abrupt changes in the government and national policy impacting foreign investment and operators.

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

The government of Suriname previously exercised its option to participate in a fully-funded 25 percent equity ownership stake in Merian. Suriname manages its participation through Staatsolie Maatschappij Suriname N.V. (“Staatsolie”), a Surinamese corporation that is wholly owned by the government. The Company can make no assurances that Staatsolie will have sufficient funds or borrowing ability in order to make their capital commitments in accordance with the terms of the partnership agreement. See the risk factor under the heading “Future funding requirements may affect our business” later in this section.

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

Production at our mines is dependent upon the efforts of our employees and, consequently, our maintenance of good relationships with our employees. Due to union activities or other employee actions, we could experience labor disputes, work stops or other disruptions in production that could adversely affect us. At December 31, 2017, various unions represented approximately 26% of our employee work force worldwide. Following the expiration of the collective bargaining agreements with the workforce in Ghana in 2014, annual wage negotiations with the union in connection with the collective bargaining process have required prolonged negotiation. Negotiations relating to 2016 and 2017 wages concluded in March 2017, and negotiations relating to 2018 wages and future years remain ongoing. The labor agreement in Peru will expire in February 2019, and the collective labor agreement in Nevada will expire in January 2019. A failure to successfully enter into new contracts could result in future labor disputes, work stoppages or other disruptions in production that could adversely affect our operations and financial performance. Suriname has a history of collective labor activity. While employees at the Merian mine are not currently unionized, we can provide no assurance that collective bargaining activity will not occur in the future. Any such unionization could result in similar risks as described above. There can be no assurance that any future disputes at the Company’s operations or projects will be resolved without disruptions.

Our Company and the mining industry are facing continued geotechnical challenges, which could adversely impact our production and profitability.

Newmont and the mining industry are facing continued geotechnical challenges due to the older age of certain of our mines and a trend toward mining deeper pits and more complex deposits. This leads to higher pit walls, more complex underground environments and increased exposure to geotechnical instability and hydrological impacts. As our operations are maturing, the open pits at many of our sites are getting deeper and we have experienced certain geotechnical failures at some of our mines, including, without limitation, at our operations in Australia, Nevada, Ghana, Peru and Colorado. For example, pit failures at the Silverstar pit of the Carlin operation in 2016 and in the western wall of the open pit of the KCGM operation in 2017 resulted in temporary shutdowns and have impacted production. See also the risk factor under the heading “Mining companies are increasingly required to consider and provide benefits to the communities and countries in which they operate, and are subject to extensive environmental, health and safety laws and regulations” earlier in this section.

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

The foreign currency that primarily impacts our results of operations is the Australian dollar. We estimate that every $0.10 increase in the U.S. dollar/Australian dollar exchange rate increases annually the U.S. dollar Costs applicable to sales by approximately $81 for each ounce of gold sold from operations in Australia before taking into account the impact of currency hedging. The annual average Australian dollar exchange rate appreciated by approximately 3% from December 31, 2016 to December 31, 2017.  The annual average Australian dollar exchange rate depreciated by approximately 1% from December 31, 2015 to December 31, 2016.  We hedge a portion of our future forecasted Australian dollar denominated operating expenditures to reduce the variability of our Australian dollar exposure. Due to the limited nature of the Company’s current Australian hedge program, which extends through February 2018, increases to the Australian dollar/U.S. dollar exchange rate could result in increased costs. The Company may extend its Australian dollar hedge program in the future.

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

Although we have conducted title reviews of our properties, title review does not preclude third parties from challenging our title or related property rights. While we believe that we have satisfactory title to our properties, some titles may be defective or subject to challenge. For example, at our Conga project in Peru, we continue to seek resolution to a land dispute with local residents. In addition, certain of our Australian properties could be subject to native title or traditional landowner claims, and our ability to use these properties is dependent on agreements with traditional owners of the properties. A determination of defective title or restrictions in connection with a challenge to title rights could impact our ability to develop and operate at certain properties, which could have an adverse effect on our results of operations and financial position. For more information regarding native title or traditional landowner claims, see the discussion under the Australia Section of Item 2, Properties, in this report.

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

We recognize the expected future tax benefit from deferred tax assets when the tax benefit is considered to be more likely than not of being realized, otherwise, a valuation allowance is applied against deferred tax assets. Assessing the recoverability of deferred tax assets requires management to make significant estimates related to expectations of future taxable income. Estimates of future taxable income are based on forecasted cash flows from operations and the application of existing tax laws in each jurisdiction. To the extent that future cash flows and taxable income differ significantly from estimates, our ability to realize the deferred tax assets could be impacted. In the future, our estimates could change requiring a valuation allowance or impairment of our deferred tax assets. Additionally, future changes in tax laws could limit our ability to obtain the future tax benefits represented by our deferred tax assets. For example, in late December 2017, the U.S. Tax Cuts and Jobs Act (“the Act”) was enacted into law. While the Company continues to assess the impacts of the Act, the reduction of the U.S. federal corporate income tax rate from 35% to 21% resulted in an accounting re-measurement and reduction of deferred tax assets of approximately $346. Further, the Act changed certain international tax rules, prompting the Company’s decision to restructure its holding of non-U.S. subsidiaries; reducing deferred tax assets by  $395. See Note 10 to the Financial Statements under the heading “Income and Mining Taxes - Valuation of Deferred Tax Assets” and Note 2 under the heading “Summary of Significant Accounting Policies - Valuation of Deferred Tax Assets” for additional information and factors that could impact the Company’s ability to realize the deferred tax assets. At December 31, 2017, the Company’s non-current deferred tax assets were $537.

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

There can be no assurance that any rating currently assigned by Standard & Poor’s Rating Services or Moody’s Investors Service to Newmont will remain unchanged for any given period of time or that a rating will not be lowered if, in that rating agency’s judgment, future circumstances relating to the basis of the rating so warrant. If we are unable to maintain our outstanding debt and financial ratios at levels acceptable to the credit rating agencies, or should our business prospects or financial results deteriorate, our ratings could be downgraded by the rating agencies. The Company’s credit ratings have been subject to change over the years. We currently maintain a Standard & Poor’s rating of “BBB” and a Moody’s Investors Service rating of Baa2. We cannot make assurances regarding how long these ratings will remain unchanged or regarding the outcome of the rating agencies future reviews. A downgrade by the rating agencies could adversely affect the value of our outstanding securities, our existing debt and our ability to obtain new financing on favorable terms, if at all, and increase our borrowing costs, which in turn could impair our results of operations and financial position.

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

Holders of our common stock are entitled to receive only such dividends as our Board of Directors may declare out of funds legally available for such payments. We are incorporated in Delaware and governed by the Delaware General Corporation Law. Delaware law allows a corporation to pay dividends only out of surplus, as determined under Delaware law or, if there is no surplus, out of net profits for the fiscal year in which the dividend was declared and for the preceding fiscal year. Under Delaware law, however, we cannot pay dividends out of net profits if, after we pay the dividend, our capital would be less than the capital represented by the outstanding stock of all classes having a preference upon the distribution of assets. Our ability to pay dividends will be subject to our future earnings, capital requirements and financial condition, as well as our compliance with covenants and financial ratios related to existing or future indebtedness. Although we have historically declared cash dividends on our common stock, we are not required to declare cash dividends on our common stock and our Board of Directors may modify the dividend policy or reduce, defer or eliminate our common stock dividend in the future.

ITEM 2.PROPERTIES (dollars in millions, except per share, per ounce and per pound amounts)

Twin Creeks
Nevada
Cripple Creek & Victor
Phoenix
Carlin
Long Canyon
Merian
Yanacocha
Ahafo
Akyem
Tanami
Boddington
KCGM
Gold
Gold/Copper

Production and Development Properties

Newmont’s significant production and development properties are described below. Operating statistics for each region are presented in a table in the Operating Statistics section. In addition, Newmont holds investment interests in Canada, Colombia and various other locations.

North America

The North America region maintains its headquarters in Elko, Nevada and operates five sites, Carlin, Phoenix, Twin Creeks, Long Canyon and Cripple Creek & Victor.

In Colorado and Nevada, various mining specific taxes are paid to state and local governments. These taxes are generally assessed on gross income from mining in Colorado at a rate of 2.25% or net proceeds from mining in Nevada at a rate of 5%.

Carlin, Nevada, USA. (100% owned) Carlin is located 25 miles west of Elko, Nevada off of Interstate 80 and can be accessed by paved highway. Newmont has been mining gold at Carlin since 1965 and either owns the private fee land and unpatented mining claims or controls the land through long-term mining leases associated with the minerals and surface area within the boundaries of the present operations. Properties held under long-term mining leases expire at varying dates over the next 40 years. With respect to a portion of the Gold Quarry pit, we pay a royalty equivalent to 16.2% of the mineral production. With respect to various other Carlin deposits, we pay third-party royalties that vary from 1% to 8% of production.

The Carlin complex consists of four open pits and four underground mines. The open pits include the Emigrant and the Gold Quarry pits in the South end of the Carlin Trend and the Silverstar and Goldstar pits in the North end of the Carlin Trend. The underground mines include Leeville, which is a shaft mine, along with Chukar, Pete Bajo and Exodus, which are portal mines. The majority of the underground ore as well as higher-grade surface refractory ores are processed through the roaster (Mill 6), which consists of a grinding circuit, roasting circuit and a conventional carbon-in leach circuit. Mill 6 processed approximately 3.6 million tons of ore in 2017. Higher-grade surface oxide ores are processed by conventional milling and cyanide leaching at Mill 5. Additionally, Mill 5 operates as a flotation mill treating lower grade, non-carbonaceous, sulfidic refractory ore to produce a gold/pyrite concentrate. Mill 5 processed approximately 4.9 million tons of ore in 2017. Lower-grade surface material with suitable cyanide solubility is treated on one of four heap leach pads. Carlin is a sediment-hosted disseminated gold deposit with an available mining fleet consisting of six shovels and 55 haul trucks, which range from 150 to 250 tons.

Work has been completed to expand underground airflow at the Leeville mine to allow for increased mining rates and future mine expansion. Brownfield exploration and development for new reserves is ongoing.

Power is supplied by Wells Rural Electric Company (“WREC”) in the southern section of the property and in the northern section of the property power is partially supplied by a power plant Newmont built and placed in operations in 2008. Power generated is sold to NV Energy and then repurchased by the operations.

Carlin’s gross property, plant and mine development at December 31, 2017 was $4,255. Carlin produced 972,000 ounces of gold in 2017 and reported 14.8 million ounces of gold reserves at December 31, 2017.

Phoenix, Nevada, USA. (100% owned) Phoenix is comprised of the Phoenix operations and the Lone Tree operations. The Phoenix and Lone Tree properties are owned through fee property and unpatented mining claims.

Phoenix is an open pit operation, located approximately 10 miles south of Battle Mountain, Nevada and can be accessed by paved highway to a Newmont maintained dirt road. Phoenix was acquired through the Battle Mountain Gold merger and began operations in 2006.

Phoenix is a skarn-hosted polymetallic massive sulfide replacement deposit. The Phoenix mill produces a gravity gold concentrate and a copper/gold flotation concentrate and recovers additional gold from cyanide leaching of the flotation tails. The Phoenix surface mine’s available mining fleet consists of three shovels and sixteen 240-ton haul trucks. Process facilities include a flotation mill, which processed approximately 11.7 million tons of ore in 2017, a carbon-in-leach plant, a copper leach pad and a solvent extraction electrowinning (“SX/EW”) plant. The copper leach and SX/EW plant allows for the production of copper cathode.

Brownfield exploration and development for new reserves is ongoing.

Lone Tree is an open pit operation, located approximately 20 miles northwest of Battle Mountain, Nevada and can be accessed by paved highway. Lone Tree was acquired through the Santa Fe merger and began operations in 1991.

Mining was completed in 2007, with residual leaching and ongoing reclamation activities. Lone Tree’s available mining fleet consists of four haul trucks, which range from 150 tons to 190 tons, to handle leach material for residual leaching operations. The site also has an autoclave and flotation mill, which are currently on care and maintenance.

Power is partially supplied by a power plant built by Newmont and placed in operations in 2008. Power generated is sold to NV Energy and then repurchased by the operations.

The Phoenix operations’ gross property, plant and mine development at December 31, 2017 was $1,289. The Phoenix operations produced 239,000 ounces of gold and 33 million pounds of copper in 2017. At December 31, 2017, the Phoenix operations reported 4.1 million ounces of gold reserves and 1,330 million pounds of copper reserves.

Twin Creeks, Nevada, USA. The Twin Creeks property is comprised of the Twin Creeks mine (100% owned) and the Turquoise Ridge Joint Venture (25% owned).

Twin Creeks is an open pit operation, located approximately 15 miles north of Golconda, Nevada and can be accessed by paved highway to a dirt road maintained by Newmont. The Twin Creeks mine is an open pit mine that began operations in 1987 and was acquired through the Santa Fe merger in 1997. The property is owned through fee property and unpatented mining claims.

Twin Creeks is a sediment-hosted disseminated gold deposit. Higher-grade oxide ores are processed by conventional milling and cyanide leaching at the Juniper mill. Higher-grade refractory ores are processed in the autoclaves and lower-grade material with suitable cyanide solubility is treated on heap leach pads. Twin Creeks’ available mining fleet consists of three shovels and fourteen 240-ton haul trucks. The process facilities include an autoclave, which processed approximately 3.9 million tons of ore in 2017, an oxide mill, which processed 805,000 tons of ore in 2017, and three leach pads.

Brownfield exploration and development for new reserves is ongoing, including the Twin Underground project. This project is located below and north of the historic Vista Pit within the Twin Creeks footprint. Twin Underground is expected to reach commercial production in mid-2018.

Power is partially supplied by a power plant Newmont built and placed in operations in 2008. Power generated is sold to NV Energy and then repurchased by the operations.

Turquoise Ridge is an underground gold mine located in Golconda, Nevada and can be accessed by a paved highway to a dirt road maintained by Newmont. Turquoise Ridge is a joint venture with a subsidiary of Barrick Gold Corporation (“Barrick”), where Barrick is the operator. We have a 25% interest in Turquoise Ridge and we report our interest on a pro rata basis. The operation includes a refractory ore deposit, which utilizes the Twin Creeks autoclave for processing. Additionally, we have an agreement that expired in December 2017 to provide up to 2,000 tons per day of milling capacity at Twin Creeks to the joint venture. In early 2018, we entered into a new toll milling agreement with Barrick for processing capacity at Twin Creeks. The new agreement has a term of seven years and provides milling capacity to Turquoise Ridge of 850,000 tons per year in 2018 and 2019 and 1.2 million tons per year from 2020 through 2024.

The Twin Creeks operations’ gross property, plant and mine development at December 31, 2017 was $1,524. The Twin Creeks operation produced 375,000 ounces of gold in 2017 and reported 5.4 million ounces of attributable gold reserves at December 31, 2017.

Long Canyon, Nevada, USA. (100% owned) Long Canyon is located approximately 75 miles east of Elko, Nevada off of Interstate 80 and can be accessed by paved highway. Long Canyon was acquired in 2011 through the purchase of Fronteer Gold Inc. The property is owned through fee property and unpatented mining claims. Commercial production at Long Canyon was achieved in November 2016.

Long Canyon is a sediment-hosted disseminated gold deposit. Oxide ore with suitable cyanide solubility is treated on a heap leach pad. The Long Canyon available mining fleet consists of two shovels and twelve 240-ton haul trucks. Gold recovered from the leach pad is transferred as gold-bearing carbon to Carlin for refining and shipment.

Brownfield exploration and development for new reserves is ongoing.

Power is supplied by WREC.

Long Canyon’s gross property, plant and mine development at December 31, 2017 was $1,165. The Long Canyon operation produced 174,000 ounces of gold in 2017 and reported 1.1 million ounces of gold reserves at December 31, 2017.

Cripple Creek & Victor, Colorado, USA. (100% owned) Cripple Creek &Victor (“CC&V”) is an open pit operation, located next to the town of Victor, Colorado and can be accessed by paved highway. In August 2015, Newmont acquired CC&V through a purchase from AngloGold Ashanti Limited. The vast majority of the property is controlled through fee patented mining claims as well as long-term mining leases. Properties held under long-term mining leases expire at varying dates over the next 20 years. Royalties on various sections of the deposit vary up to 5% of production.

CC&V is an epithermal alkalic deposit with heap leaching and milling processing facilities located on site. Heap leaching is used to process lower-grade ore, while the mill is used to process higher-grade ore. CC&V’s available mining fleet consists of three shovels and twenty-two 240-ton haul trucks. The process facilities include a mill, which processed 1.5 million tons of ore in 2017, and two valley leach facilities.

Brownfield exploration and development for new reserves is ongoing.

Power is supplied by Black Hills Energy.

CC&V’s gross property, plant and mine development at December 31, 2017 was $806.  CC&V produced 451,000 ounces of gold in 2017 and reported 3.5 million ounces of gold reserves at December 31, 2017.

South America

The South America region maintains its headquarters in Lima, Peru and operates two sites, Yanacocha and Merian.

Yanacocha, Peru. (54.05% owned) Yanacocha is owned by Minera Yanacocha S.R.L. (“Yanacocha” or “MYSRL”), which is 54.05% owned by Newmont. The remaining 45.95% interest in MYSRL is held by Compañia de Minas Buenaventura, S.A.A. (“Buenaventura”). In December 2017, MYSRL repurchased 5% of its shares held by the International Finance Corporation, increasing Newmont’s ownership in Yanacocha from 51.35% to 54.05%. For further information about this transaction, see Note 12 to our Consolidated Financial Statements.

MYSRL and S.M.R.L. Chaupiloma Dos de Cajamarca (“Chaupiloma”) (a related third party) have mining concessions granted by Peru’s Geological, Mining and Metallurgical Institute. Mining concessions grant MYSRL an exclusive and irrevocable right to carry out exploration and exploitation activities within a specified area. In order to maintain these concessions, MYSRL must (i) obtain the appropriate permits and rights over the surface lands, (ii) pay annual license fees and (iii) comply with a minimum annual production obligation. For mining concessions granted prior to 2008, concessions will expire if the production obligations are not met by the end of 2028. For mining concessions granted in 2008 or thereafter, concessions will expire if minimum production is not attained by the 20th year from the date of grant.

In Peru, a revised royalty and special mining tax was introduced in October 2011. This tax is dependent on whether or not a stabilization agreement is in effect and is based on a sliding scale, between 1% and 12%. A stabilization agreement is currently in effect through December 2018 for operations in the La Quinua Complex.

Yanacocha is located approximately 375 miles (604 kilometers) north of Lima and 30 miles (48 kilometers) north of the city of Cajamarca and is primarily accessible by paved roads. The Yanacocha property began production in 1993 and consists of the following open pit mines: the La Quinua Complex, the Yanacocha Complex, the Carachugo Complex and Maqui Maqui. In addition, Yanacocha has four leach pads (La Quinua, Yanacocha, Carachugo and Maqui Maqui), three gold processing plants (Pampa Larga, Yanacocha Norte and La Quinua), one limestone processing facility (China Linda) and one mill (Yanacocha Gold Mill).

Yanacocha’s mining activities encompass 260,212 acres (105,304 hectares) that are covered by 182 mining concessions. MYSRL holds the mining rights related to 95,719 acres (38,736 hectares), covered by 71 concessions. Chaupiloma holds the mining rights to the remaining acres and concessions and has assigned these mining concessions to Yanacocha. Each concession has an initial term of 17 to 20 years, which are renewable at Yanacocha’s request for an additional 17 to 20 year term.

The La Quinua Complex is currently mining material from the La Quinua Sur and the Tapado Oeste Layback and is scheduled to finish mining operations in 2019.

The Yanacocha Complex mines material from the Yanacocha Layback and Yanacocha Pinos. The Yanacocha Complex is scheduled to finish mining operations in 2019. The Yanacocha Complex began operations in 1997 and has had limited mining operations in recent years.

The Carachugo Complex and Maqui Maqui mined material from multiple mines that are no longer in operation and only de minimis residual leaching of gold continues.

Yanacocha has three processing concessions from Peru’s Ministry of Energy and Mines for its processing facilities: Cerro Yanacocha (La Quinua and Yanacocha leach pads, La Quinua and Yanacocha Norte gold recovery plants and Yanacocha Gold Mill), Yanacocha (Carachugo and Maqui Maqui leach pads and Pampa Larga gold recovery plant) and China Linda. Yanacocha’s gold processing plants are located adjacent to the solution storage ponds and are used to process gold-bearing solutions from Yanacocha’s leach pads through a network of solution-pumping facilities. The Yanacocha Gold Mill processes high-grade gold ore to produce a gold-bearing solution for treatment at the La Quinua processing plant. The Yanacocha Gold Mill processes between 5.5 and 6.0 million tonnes per year.

Yanacocha is an epithermal type deposit of high sulfidation hosted in volcanic rock formations. Gold is associated with iron-oxides and pyrite. Material is evaluated for gold grade and cyanide solubility and then placed on leach pads or in stockpiles for processing through the Yanacocha Gold Mill accordingly. Studies are underway to evaluate the potential for mining sulfide gold and copper mineralization. Yanacocha’s available mining fleet consists of two shovels, four excavators, two loaders and 43 haul trucks, which range from 140 to 240 tonnes.

Brownfield exploration and development for new reserves is ongoing, including the development of Quecher Main within the existing footprint of Yanacocha. This oxide deposit will extend the life of the Yanacocha operation to 2027, with an average of approximately 200,000 ounces between 2020 and 2025. Quecher Main received full funding approval from the Board of Directors in October 2017 and is expected to reach commercial production in the fourth quarter of 2019.

Power is supplied to the operation by Engie Energia Peru SA.

Yanacocha’s gross property, plant and mine development at December 31, 2017 was $4,282. Yanacocha produced 535,000 ounces of gold (275,000 attributable ounces of gold) in 2017 and reported 2.1 million attributable ounces of gold reserves at December 31, 2017.

MYSRL also owns the Conga project, which is located approximately 16 miles (25 kilometers) northeast of Yanacocha and is currently in care and maintenance. Due to uncertainty surrounding the project and political risks related to the project’s development, the Company has allocated its exploration and development capital to other projects in recent years. Should the Company be unable to develop the Conga project, the Company may have to consider other alternatives for the project, which may result in a future impairment charge for the project. See Item 1A, Risk Factors, above for further information.

Merian, Suriname. (75% owned) The Merian gold mine (“Merian”) is owned 75% by Newmont Suriname, LLC (“Newmont Suriname”) (formerly known as Suriname Gold Company LLC and 100% indirectly owned by Newmont Mining corporation) and 25% by Staatsolie (a company wholly owned by the Republic of Suriname).

Merian is located in Suriname, approximately 40 miles (66 kilometers) south of the town of Moengo and 19 miles (30 kilometers) north of the Nassau Mountains, close to the French Guiana border. The site is accessible by paved road from Paramaribo to Moengo and a dirt road maintained mainly by the Company.

Newmont’s interest in the Merian mine was acquired through a Right of Exploitation as defined in a Mineral Agreement. The Right of Exploitation was registered in November 2014, spans a period of 25 years and covers an area of 41,484 acres (16,788 hectares). Newmont Suriname is subject to a 6% net smelter return royalty to the Republic of Suriname payable in gold bullion or cash distributions at the election of the government.

The operation currently includes the Merian 2 open pit and is scheduled to include a second pit (the Maraba pit). Construction for Merian 2 began in August 2014 and commercial production began in October 2016. The Maraba pit is scheduled to be added to the production stream during the first quarter of 2018. All of the gold mineralization at Merian is closely associated with quartz veining within siltstone and sandstone formations. Merian’s available mining fleet consists of six mining excavators and thirty-one 138-tonne haul trucks.

Merian includes processing facilities that utilize a conventional gold mill and processing plant, consisting of comminution plant, including gravity and cyanide leach processes, with recovery by carbon-in-leach, elution, electro-winning and induction furnace smelting to produce a gold doré product. It has a nameplate capacity of 12 million tonnes per year, reducing later to 10 million tonnes per year when the mill feed will be predominantly from fresh rock. Maintenance facilities, camp facilities with a capacity of 1,650 workers and various offices complete the site.

Brownfield exploration and development for new reserves is ongoing.

Power for the property is self-generated using on-site heavy fuel oil driven generators.

Merian’s gross property, plant and mine development at December 31, 2017 was $974.  Merian produced 513,000 ounces of gold (385,000 attributable ounces of gold) in 2017 and reported 4.0 million attributable ounces of gold reserves at December 31, 2017.

Australia

The Australia region maintains its headquarters in Perth, Australia and operates three sites, Boddington, Tanami and Kalgoorlie.

Aboriginal land rights in Australia, which recognize the traditional rights and customs of Aboriginal people, are governed by the Commonwealth Native Title Act and certain other Acts specific to individual states and territories. The Commonwealth Native Title Act was enacted in 1993 following a decision in the High Court of Australia, which held that Aboriginal people, who have maintained a continuing connection with their land according to their traditional laws and customs, may hold certain rights which should be recognized under Australian common law. In the Northern Territory, where the Tanami operation is located, the Aboriginal Land Rights Act (“ALRA”) was introduced in 1976, which established an Aboriginal Land rights regime. Under the ALRA, approximately 50% of the land in the Northern Territory is Aboriginal freehold land.

All of Newmont’s operations in Australia take place on land that falls under the custodianship of Aboriginal people. Newmont does not consider that native title claims or determined areas where rights have been established are an impediment to the operation of existing mines. Newmont has existing agreements with the traditional owners of the land utilized by our Tanami and Boddington operations. In Western Australia, a native title claim was registered in 2017 over an area of land utilized by our Kalgoorlie operations. Upon registration of the claim, any granted and existing mining tenements remain valid. However, the undertaking of future heritage surveys will be required to take place with the assistance of the claimants. A determination of native title is likely to take many years and, if successful, could give rights to a native title compensation claim in the future. Throughout Australia, new exploratory and mining tenements may require native title agreements to be entered into and will be subject to a negotiation process, which often gives rise to compensation payments and heritage survey protocols.

In Australia, various ad valorem royalties and taxes are paid to state and territorial governments, typically based on a percentage of gross revenues or earnings. Aboriginal groups have negotiated compensation/royalty payments as a condition to granting access to areas where native title rights are determined or where they own the land.

Boddington, Australia. (100% owned) Boddington is located 81 miles (130 kilometers) southeast of Perth in Western Australia and is accessible primarily by paved road. Boddington has been wholly owned since June 2009 when Newmont acquired the final 33.33% interest from AngloGold Ashanti Australia Limited.

The Boddington project area comprises 46,697 acres (18,898 hectares) of mining tenure leased from the State of Western Australia, of which 21,018 acres (8,506 hectares) is subleased from the South 32 Worsley Joint Venturers. Royalties are paid to the state government at 2.5% for gold and 5% for copper based on revenue. Shipping and treatment and refining costs are allowable deductions from revenue for royalty calculations for copper. There is an additional profit based royalty payable to AngloGold Ashanti. This royalty is capped at $100 (of which approximately $93 has been paid out). The remaining royalty of approximately $7 is payable quarterly and is equal to 50% of the amount by which the average margin for the quarter exceeds $600 per ounce (on a by-product basis) multiplied by 33.3% of gold ounces sold in that quarter. Newmont owns 74,474 acres (30,139 hectares) of rural freehold property, some of which overlaps existing mining tenure.

Boddington consists of greenstone diorite hosted mineralization and activities continue to develop the known reserve. The mine operates two pits (North & South Pits) utilizing three electric rope shovels as its prime ex-pit material movers with a fleet of 40 production haul trucks and a fleet of ancillary equipment as required. Boddington has a current capacity to mine approximately 235,000 tonnes of material per day. The milling plant includes a three-stage crushing facility (two primary crushers, six secondary crushers and four high-pressure grinding rolls), four ball mills, a flotation circuit and a carbon-in-leach circuit. The flotation circuit process recovers gold-copper concentrate before the material is then processed by a traditional carbon-in-leach circuit where the remaining gold is recovered to produce doré.

Mining operations consist of two open pit operations located adjacent to each other. The processing plant has a nominal capacity to process approximately 39 million tonnes of ore per year. Other major facilities include an emulsion plant, residue disposal area (tailings facility), maintenance workshops and a 2,300-room accommodation camp. Additionally, 31 residential properties are owned in Boddington as employee housing.

Power for the operation is sourced through the local power grid under a long-term power purchase agreement.

Boddington’s gross property, plant and mine development at December 31, 2017 was $4,083.  Boddington produced 787,000 ounces of gold and 80 million pounds of copper in 2017. At December 31, 2017, Boddington reported 12.7 million ounces of gold reserves and 1,340 million pounds of copper reserves.

Tanami, Australia. (100% owned) Tanami is located in the Northern Territory approximately 342 miles (550 kilometers) northwest of Alice Springs. The underground mining infrastructure and operation is located at Dead Bullock Soak. The processing infrastructure is located 25 miles (40 kilometers) to the east of the mining operations at the Granites. Ore is transported by road train to the processing plant. Supply of materials for the operations is done primarily by road, while the workforce for Tanami utilizes a fly-in/fly-out program. Gold was first discovered and mined in the area around 1900. Mining Tenements were granted in 1983 and have continued to this date. Newmont acquired its ownership in the mine in 2002, as a result of the merger with Normandy Mining Limited (“Normandy”).

The Newmont Tanami Operations has an area of 843,420 acres (341,320 hectares) of exploration licenses and 11,017 acres (4,458 hectares) of mineral leases granted per the Northern Territory Mineral Titles Act. The operation has been granted authorization as per the Northern Territory Mining Management Act to undertake mining activities on these mineral leases. For the exploration licenses, Tanami is required to make an annual administration payment to the Central Land Council for each of the Deeds for Exploration, equivalent to 5% of the audited exploration costs incurred in the relevant year minus a minimum payment made in the first quarter of each year.

According to the Northern Territory Mineral Royalties Act, Newmont is obligated to pay a profit based royalty of 20% to the Northern Territory government. The operation is located on Aboriginal Freehold Land granted under the Northern Territory Aboriginal Land Rights Act which requires Newmont to hold a mining agreement with the traditional owners on which the operation is located. The Mining Agreement is managed by the Central Land Council as per the statutory requirements of the Aboriginal Land Rights Act. This agreement also provides for compensation payments to the traditional owners.

Mining operations are predominantly focused on the Callie and Auron ore bodies in the underground mine at Dead Bullock Soak. Tanami consists of sediment hosted sheeted quartz vein mineralization. Exploration is ongoing with the main focus being underground ore definition drilling of the Auron ore body and drilling of the Federation ore body. In the fourth quarter of 2016, the Company declared first reserves for the Federation ore body.

Tanami, as an underground mining operation, has a fleet of eight underground loaders and 18 haul trucks, each with a 60 tonne payload. The processing plant was originally commissioned in 1986. The processing plant currently consists of a crushing plant, a grinding circuit, gravity carbon in pulp tanks and a conventional tailings disposal facility. The Board of Directors approved full funding of the Tanami Expansion project in October 2015, which reached commercial production at the end of August 2017. The scope for this project included a ventilation upgrade, additional mining equipment, additional mine access and increased process plant capacity and recovery.

Brownfield exploration and development for new reserves in ongoing.

Power for the operations is exclusively sourced from diesel generators which are owned and operated by Pacific Energy Pty (KPS) Ltd. In December 2017, the Board of Directors approved the full funding of the Tanami Power project. Beginning in 2019, the Tanami Power project will lower power costs, mitigate fuel supply risk and reduce carbon emissions.

Tanami’s gross property, plant and mine development at December 31, 2017 was $1,357.  Tanami produced 419,000 ounces of gold in 2017 and reported 4.4 million ounces of gold reserves at December 31, 2017.

Kalgoorlie, Australia. (50% owned) Kalgoorlie is located 373 miles (600 kilometers) east of Perth in Western Australia and is accessible primarily by paved road. Kalgoorlie is a joint venture with Barrick and Newmont is the operator. We report our interest in Kalgoorlie on a pro rata basis.

Kalgoorlie comprises the Fimiston open pit (commonly referred to as the Super Pit) and the Mt Charlotte underground mine. The processing plant includes the Fimiston processing plant on site at the edge of the city of Kalgoorlie and the Gidji processing plant, located approximately 20 kilometers north of the Fimiston processing plant in the city of Boulder. The Fimiston processing plant is licensed to process approximately 13.4 million tonnes of ore per year. Gold was first discovered in the area in 1893. In 1989, Kalgoorlie Consolidated Gold Mine Pty Ltd (“KCGM”) was formed to manage the assets and operations of the joint venture partners. Newmont acquired its ownership in the mine in 2002 as part of the merger with Normandy.

Kalgoorlie consists of greenstone dolerite hosted mineralization. The Kalgoorlie operation encompasses approximately 84,658 acres (34,261 hectares), comprising 63,434 acres (25,671 hectares) of mining leases and other general purpose leases, 14,940 acres (6,046 hectares) of exploration and prospecting licenses and 6,283 acres (2,543 hectares) of miscellaneous licenses held for easements and rights-of-way. The Kalgoorlie operation is obligated to pay a 2.5% royalty on production to the Western Australia state government. Mining and processing operations and facilities are located on properties held under leases which expire at varying dates over the next 21 years. All core mining leases contain options to renew.

The Fimiston plant processes ore from the Super Pit and underground ore from the Mt Charlotte mine. Both ores are processed via two milling circuits which consist of two semi-autogenous grinding (“SAG”) mills and associated ball mills which are capable of treating up to 40,000 tonnes per day. After crushing and milling, the ores are processed via gravity and undergo bulk sulfide flotation to produce a gold-bearing sulfide flotation concentrate, which is subsequently leached after ultra-fine grinding at Fimiston, or is filtered and moved to the Gidji ultra-fine grinding processing plant. The flotation tailings are also leached at Fimiston by two carbon in pulp leaching circuits. Loaded carbon from both Fimiston and Gidji is treated at the centralized Fimiston elution (stripping) and electrowinning facility. The gold-bearing deposits from the electrowinning circuits are removed periodically from the cathodes and smelted to produce doré gold bars. Excess concentrate, which is unable to be treated on site, is sold to overseas smelters for processing. Concentrate is treated at Gidji through 35-tonne-per-hour (tph) and 10 tph ultra-fine grinding mills and at Fimiston through a 13 tph ultra-fine grinding mill. The open pit operations utilize a fleet of four shovels, one loader, 40 haul trucks, as well as other ancillary equipment. The Mt Charlotte underground mine utilizes underground loaders, a combination of 50 and 60 tonne trucks and drills to enable ore extraction.

Brownfield exploration and development for new reserves is ongoing at both the Mt Charlotte underground operation and the Fimiston open pit operation.

Power for the operations is supplied through Newmont Power Pty Ltd (a wholly-owned Newmont entity). Newmont Power Pty Ltd sources the power through a combination of purchase from the gas fired power plant in which Newmont holds a 50% interest and through purchase from the local power grid.

Kalgoorlie’s gross property, plant and mine development at December 31, 2017 was $433.  Kalgoorlie produced 367,000 attributable ounces of gold in 2017 and reported 3.9 million attributable ounces of gold reserves at December 31, 2017.

Africa

The Africa region maintains its headquarters in Accra, Ghana and operates two sites, Ahafo and Akyem.

In December 2003, Ghana’s Parliament unanimously ratified an Investment Agreement (“IA”) between Newmont and the government of Ghana. The IA established a fixed fiscal and legal regime, including fixed royalty and tax rates, for the life of any Newmont project in Ghana. In December 2015, Ghana’s Parliament ratified the Revised Investment Agreements (“Ghana Investment Agreements” or “Revised IAs”). Currently, the maximum corporate income tax remains at 32.5% and royalties are paid on a sliding scale system that is based on monthly gold prices. The rates range from 3% to 5% of revenues (plus an additional 0.6% for any production from forest reserve areas). The government of Ghana is also entitled to receive 10% of a project’s net cash flow after reaching specific production milestones by receiving 1/9th of the total amount paid as dividends to Newmont shareholders. When the average quoted gold price exceeds $1,300 per ounce within a calendar year, an advance payment on these amounts of 0.6% of total revenues is required. The Ghana Investment Agreement also contains commitments with respect to job training for local Ghanaians, community development, purchasing of local goods and services and environmental protection.

The Ghana Investment Agreements also include a change in tax stabilization from life of mine to 15 years from commercial production for each mine. In October 2017, the government of Ghana approved Newmont’s request to extend the stability period of the Revised IA at the Ahafo operations for five years to December 31, 2025. The extension was approved based on Newmont’s commitment to invest at least $300 for the Subika Underground and Ahafo Mill Expansion projects.

See Item 1A, Risk Factors for a description of risks inherent in contracts with governments.

The Ahafo and Akyem mines operate using electrical power generated by the Volta River Authority along with supplemental power generation capacity built by Newmont.

Ahafo, Ghana. (100% owned) Ahafo is located near Kenyasi in the Brong Ahafo Region of Ghana, approximately 180 miles (290 kilometers) northwest of the national capital city of Accra, and is accessible by paved roads. In 2002, Newmont acquired 50% of Ahafo as a result of the merger with Normandy. In 2003, Newmont purchased the remaining interest from Moydow Mines International Inc. (“Moydow”), thereby making it a wholly owned subsidiary. The Ahafo mine commenced commercial production in 2006 and currently operates a mill and three pits.

The Ahafo operations cover an area of approximately 137,000 acres (55,000 hectares) for the mining lease concession with current mine take area of approximately 18,700 acres (7,600 hectares) that has been fully compensated and approximately 6,500 acres (2,600 hectares) of mining area that has not been fully compensated (i.e. payment would be necessary to move people from their land). Ahafo pays a royalty of 2% on net smelter returns to Franco-Nevada for all gold ounces recovered from areas previously owned by Moydow and a sliding scale royalty based on the monthly gold price up to 5% on gold production to the government of Ghana.

The Ahafo mine is composed of three orogenic gold deposits that have oxide and primary mineralization. Gold occurs primarily in pyrite and secondarily as native gold in quartz veins. Ahafo has three open pits (Subika, Awonsu and Amoma), with current mining from the Awonsu and Subika pits. Subika will move to a four stage pit in 2018, whereas Awonsu is progressing towards future laybacks. Amoma ceased mining operations in May 2017. The available mining fleet consists of three shovels and thirty-eight 141-tonne haul trucks. The daily production rate is approximately 95,000 tonnes. The processing plant was commissioned in 2006 to process 7.5 million tonnes of primary and oxide ore per year. With the depletion of oxide ore, the current plant throughput has decreased to 6.5 million tonnes per year. The processing plant consists of a crushing plant, a grinding circuit, carbon in leach tanks, elution circuit, counter current decantation circuit and a tailings disposal facility.

Ongoing development projects include Subika Underground and the Ahafo Mill Expansion. The Subika Underground project achieved first production in June 2017, with commercial production expected in the second half of 2018. The Ahafo Mill Expansion will expand the existing plant by approximately 3.5 million tonnes per year through the installation of a new crusher, a single stage SAG mill and two leach tanks. The Ahafo Mill Expansion is expected to reach first production in the first half of 2019, with commercial production expected in the second half of 2019. The expansions will maximize synergies between the Ahafo Mill expansion and Subika underground project at Ahafo.

Ahafo’s gross property, plant and mine development at December 31, 2017 was $1,999.  Ahafo produced 349,000 ounces of gold in 2017 and reported 9.9 million ounces of gold reserves at December 31, 2017.

Akyem, Ghana. (100% owned) Akyem is located in Birim North District of the Eastern Region of Ghana, approximately 80 miles (125 kilometers) northwest of the national capital city of Accra, and is accessible by paved roads. In 2002, Newmont acquired 85% of Akyem as a result of the merger with Normandy. In 2006, Newmont acquired the remaining 15% from Kenbert Mines Ltd. The Akyem operations are comprised of one mill and one open pit mine, and commenced commercial production in October 2013.

The Akyem operations have an area of approximately 15,500 acres (6,000 hectares) for the mining lease concession. The Akyem mine operates on two mining leases between the Government of Ghana and Newmont Golden Ridge Limited. The leases grant the exclusive rights to work, develop and produce gold in the lease area for a term of fifteen years, including the processing, storing and transportation of ore and materials. The leases require Akyem to respect or perform certain financial and statutory reporting obligations. Akyem pays a sliding scale royalty to the government based on the monthly gold price up to 5% on gold production.

The Akyem mine is an orogenic gold deposit that has oxide and primary mineralization. The deposit is localized in the Akyem fault zone and gold mineralization is controlled by a series of brittle fracture zones located within the fault zone. The Akyem mine is an open pit mine consisting of a large main pit and a smaller east pit, connected near the surface. The planned pit covers an area of approximately 345 acres (139 hectares). The available mining fleet consists of two shovels, two excavators and nineteen 136-tonne haul trucks. The daily production rate is approximately 91,000 tonnes. The Akyem processing plant was commissioned in 2013 to treat an average of 8.5 million tonnes of ore annually. The processing plant consists of a crushing plant, a SAG and ball milling circuit, carbon-in-leach, elution and bullion smelting facilities and a tailings storage facility.

Exploration efforts at Akyem are focused on defining the extension of the known mineralization below the planned pit shell as well as investigating the underground potential of the deposit.

Akyem’s gross property, plant and mine development at December 31, 2017 was $1,346.  Akyem produced 473,000 ounces of gold in 2017 and reported 2.8 million ounces of gold reserves at December 31, 2017.

Operating Statistics

The following tables detail operating statistics related to gold production, ounces sold and production costs per ounce of our continuing operations:

	North America			South America
Years Ended December 31,	2017	2016	2015	2017	2016	2015
Tons mined (000 dry short tons):
Open pit	252,086	218,411	193,387	104,763	104,713	80,627
Underground	2,979	2,864	2,652	—	—	—
Tons processed (000 dry short tons):
Mill	25,406	25,941	24,272	20,690	9,006	6,683
Leach	55,289	45,109	28,859	24,082	30,639	36,645
Average ore grade (oz/ton):
Mill	0.077	0.074	0.070	0.043	0.063	0.095
Leach	0.020	0.019	0.016	0.013	0.012	0.016
Average mill recovery rate	76.9%	78.5%	81.0%	87.2%	79.4%	80.2%
Ounces produced (000):
Mill	1,485	1,501	1,374	752	434	512
Leach	726	523	269	296	325	406
Consolidated	2,211	2,024	1,643	1,048	759	918
Attributable	2,211	2,024	1,643	660	414	471
Consolidated ounces sold (000)	2,177	2,017	1,640	1,046	736	924
Production costs per ounce sold: (1)
Direct mining and production costs	$712	$723	$781	$639	$737	$558
By-product credits	(9)	(11)	(9)	(17)	(11)	(8)
Royalties and production taxes	10	15	17	54	38	28
Write-downs and inventory change	(3)	(25)	(31)	33	(5)	29
Costs applicable to sales	710	702	758	709	759	607
Depreciation and amortization	244	207	189	229	408	361
Reclamation and remediation	6	6	6	47	42	31
Total production costs	$960	$915	$953	$985	$1,209	$999

All-in sustaining costs per ounce sold (2)	$895	$869	$979	$959	$1,052	$949

	Australia			Africa
Years Ended December 31,	2017	2016	2015	2017	2016	2015
Tons mined (000 dry short tons):
Open pit	114,371	126,619	127,071	74,580	75,048	75,919
Underground	3,144	3,279	3,445	279	—	—
Tons milled (000 dry short tons)	52,802	51,606	50,546	16,884	17,289	15,307
Average ore grade (oz/ton)	0.035	0.037	0.039	0.053	0.052	0.056
Average mill recovery rate	86.1%	86.4%	86.4%	92.3%	91.1%	90.3%
Ounces produced (000):
Mill	1,573	1,641	1,665	822	819	805
Consolidated	1,573	1,641	1,665	822	819	805
Consolidated ounces sold (000)	1,558	1,624	1,684	824	822	804
Production costs per ounce sold: (1)
Direct mining and production costs	$673	$605	$620	$573	$553	$559
By-product credits	(8)	(7)	(9)	(2)	(2)	(2)
Royalties and production taxes	32	32	30	51	50	44
Write-downs and inventory change	(25)	—	26	33	65	(79)
Costs applicable to sales	672	630	667	655	666	522
Depreciation and amortization	132	135	146	276	270	186
Reclamation and remediation	7	7	8	10	8	9
Total production costs	$811	$772	$821	$941	$944	$717

All-in sustaining costs per ounce sold (2)	$823	$786	$818	$823	$833	$718

	Total Gold
Years Ended December 31,	2017	2016	2015
Tons mined (000 dry short tons):
Open pit	545,800	524,791	477,004
Underground	6,402	6,143	6,097
Tons processed (000 dry short tons):
Mill	115,782	103,842	96,808
Leach	79,371	75,748	65,504
Average ore grade (oz/ton):
Mill	0.048	0.051	0.053
Leach	0.018	0.016	0.016
Average mill recovery rate	84.0%	83.6%	84.5%
Ounces produced (000):
Mill	4,632	4,395	4,356
Leach	1,022	848	675
Consolidated	5,654	5,243	5,031
Attributable	5,266	4,898	4,584
Consolidated ounces sold (000)	5,605	5,199	5,052
Production costs per ounce sold: (1)
Direct mining and production costs	$667	$661	$652
By-product credits	(9)	(8)	(8)
Royalties and production taxes	30	29	28
Write-downs and inventory change	3	—	(9)
Costs applicable to sales	691	682	663
Depreciation and amortization	216	225	209
Reclamation and remediation	15	12	12
Total production costs	$922	$919	$884

All-in sustaining costs per ounce sold (2)	$924	$912	$933

The following table details operating statistics related to copper production, pounds sold and production costs per pound.

	North America			Australia
Years Ended December 31,	2017	2016	2015	2017	2016	2015
Tons milled (000 dry short tons)	11,692	12,057	11,021	42,994	41,813	41,029
Average milled grade	0.10%	0.13%	0.14%	0.13%	0.13%	0.13%
Average mill recovery rate	70.9%	70.5%	72.9%	78.9%	79.4%	78.5%
Tons leached (000 dry short tons)	5,728	7,725	7,252	—	—	—
Average leached grade	0.26%	0.21%	0.18%	—	—	—
Consolidated pounds produced (millions)	33	42	46	80	77	79
Consolidated tonnes produced (thousands)	15	19	21	36	35	36
Consolidated pounds sold (millions)	32	40	47	79	76	82

Production costs per pound sold: (1)
Costs applicable to sales	$1.73	$2.48	$1.97	$1.37	$1.67	$1.71
Depreciation and amortization	0.46	0.66	0.45	0.27	0.32	0.31
Reclamation and remediation	0.04	0.04	0.05	0.02	0.02	0.02
Total production costs	$2.23	$3.18	$2.47	$1.66	$2.01	$2.04

All-in sustaining costs per pound sold (2)	$2.09	$2.88	$2.30	$1.69	$2.00	$2.06

	Total Copper
Years Ended December 31,	2017	2016	2015
Tons milled (000 dry short tons)	54,686	53,870	52,050
Average milled grade	0.12%	0.13%	0.13%
Average mill recovery rate	77.5%	77.4%	77.3%
Tons leached (000 dry short tons)	5,728	7,725	7,252
Average leached grade	0.26%	0.21%	0.18%
Consolidated pounds produced (millions)	113	119	125
Consolidated tonnes produced (thousands)	51	54	57
Consolidated pounds sold (millions)	111	116	129

Production costs per pound sold: (1)
Costs applicable to sales	$1.47	$1.95	$1.80
Depreciation and amortization	0.33	0.44	0.36
Reclamation and remediation	0.02	0.03	0.03
Total production costs	$1.82	$2.42	$2.19

All-in sustaining costs per pound sold (2)	$1.80	$2.30	$2.15

(1)

Production costs do not include items that are included in sustaining costs such as General and administrative; Exploration; Advanced projects, research and development; Other expense, net and Sustaining capital.

(2)	All-In Sustaining Costs is a non-GAAP financial measure. See Non-GAAP Financial Measures beginning on page 74.

 Proven and Probable Reserves

We had attributable proven and probable gold reserves of 68.5 million ounces at December 31, 2017. For 2017 and 2016, reserves were calculated at a gold price assumption of $1,200 or A$1,600 per ounce. Our 2017 reserves would increase by 7% (5 million ounces), or decline by 8% (5 million ounces), if calculated at a $1,300 and $1,100 per ounce gold price, respectively, with all other assumptions remaining constant.

At December 31, 2017, our attributable proven and probable gold reserves in North America were 28.8 million ounces. Outside of North America, year-end attributable proven and probable gold reserves were 39.7 million ounces, including 6.0 million ounces in South America, 21.0 million ounces in Australia and 12.7 million ounces in Africa.

Our attributable proven and probable copper reserves at December 31, 2017 were 2,670 million pounds. For 2017 and 2016, reserves were calculated at a copper price assumption of $2.50 or A$3.35 per pound.

Our attributable proven and probable silver reserves at December 31, 2017 were 87.9 million ounces. For 2017, reserves were calculated at a silver price assumption of $16 per ounce. For 2016, reserves were calculated at a silver price assumption of $17 per ounce. Silver reserves are generally a by-product of gold and/or copper reserves, with significant enough levels to be estimated and included in calculations for mine planning and operations.

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

We publish reserves annually, and will recalculate reserves at December 31, 2018, taking into account metal prices, changes, if any, to future production and capital costs, divestments and depletion as well as any acquisitions and additions during 2018.

The following tables detail gold proven and probable reserves reflecting only those reserves attributable to Newmont’s ownership or economic interest at December 31, 2017 and 2016:

Gold Reserves At December 31, 2017 (1)
		Proven Reserves			Probable Reserves			Proven and Probable Reserves
	Newmont	Tonnage (2)	Grade	Ounces (3)	Tonnage (2)	Grade	Ounces (3)	Tonnage (2)	Grade	Ounces (3)	Metallurgical
Deposits/Districts	Share	(000)	(oz/ton)	(000)	(000)	(oz/ton)	(000)	(000)	(oz/ton)	(000)	Recovery (3)
North America
Carlin Open Pits (4)	100%	2,900	0.107	310	255,100	0.031	8,030	258,000	0.032	8,340	59%
Carlin Stockpiles (5)	100%	18,900	0.062	1,180	—		—	18,900	0.062	1,180	84%
Carlin Underground (6)	100%	12,000	0.297	3,550	6,400	0.278	1,760	18,400	0.291	5,310	84%
Total Carlin, Nevada		33,800	0.149	5,040	261,500	0.037	9,790	295,300	0.050	14,830	70%
Phoenix (7)	100%	6,200	0.023	140	243,700	0.016	3,890	249,900	0.016	4,030	74%
Lone Tree	100%	3,700	0.007	20	—		—	3,700	0.007	20	39%
Total Phoenix, Nevada		9,900	0.016	160	243,700	0.016	3,890	253,600	0.016	4,050	74%
Turquoise Ridge (8)	25%	2,600	0.455	1,200	1,800	0.452	780	4,400	0.454	1,980	92%
Twin Creeks (9)	100%	4,200	0.033	140	27,700	0.045	1,260	31,900	0.044	1,400	75%
Twin Creeks Stockpiles (5)	100%	31,900	0.063	2,010	—		—	31,900	0.063	2,010	72%
Total Twin Creeks, Nevada		38,700	0.087	3,350	29,500	0.069	2,040	68,200	0.079	5,390	80%
Long Canyon, Nevada (10)	100%	900	0.066	60	20,700	0.048	1,010	21,600	0.049	1,070	76%
CC&V (11)	100%	102,000	0.017	1,770	23,500	0.014	320	125,500	0.017	2,090	62%
CC&V Leach Pad (12)	100%	—		—	45,800	0.025	1,140	45,800	0.025	1,140	56%
CC&V Stockpiles (5)	100%	2,900	0.084	250	—		—	2,900	0.084	250	85%
Total CC&V, Colorado		104,900	0.019	2,020	69,300	0.021	1,460	174,200	0.020	3,480	62%
		188,200	0.057	10,630	624,700	0.029	18,190	812,900	0.035	28,820	75%
South America
Yanacocha Open Pits (13)	54.05%	12,500	0.022	270	80,500	0.018	1,450	93,000	0.018	1,720	70%
Yanacocha Leach Pad (12)	54.05%	6,300	0.022	130	—		—	6,300	0.022	130	73%
Yanacocha Stockpiles (5)	54.05%	5,100	0.042	220	—		—	5,100	0.042	220	56%
Total Yanacocha, Peru		23,900	0.026	620	80,500	0.018	1,450	104,400	0.020	2,070	69%
Merian, Suriname (14)	75%	39,600	0.043	1,720	72,000	0.031	2,250	111,600	0.036	3,970	93%
		63,500	0.037	2,340	152,500	0.024	3,700	216,000	0.028	6,040	83%
Australia
Boddington Open Pit (15)	100%	268,800	0.021	5,570	277,700	0.020	5,680	546,500	0.021	11,250	83%
Boddington Stockpiles (5)	100%	15,400	0.017	260	89,100	0.013	1,140	104,500	0.013	1,400	77%
Total Boddington, Western Australia		284,200	0.020	5,830	366,800	0.019	6,820	651,000	0.019	12,650	83%
Tanami, Northern Territory (16)	100%	10,000	0.172	1,740	16,400	0.162	2,670	26,400	0.166	4,410	98%
Kalgoorlie Open Pit and Underground (17)	50%	7,400	0.059	440	26,400	0.064	1,700	33,800	0.063	2,140	83%
Kalgoorlie Stockpiles (5)	50%	75,400	0.023	1,730	—		—	75,400	0.023	1,730	74%
Total Kalgoorlie, Western Australia		82,800	0.026	2,170	26,400	0.064	1,700	109,200	0.035	3,870	79%
		377,000	0.026	9,740	409,600	0.027	11,190	786,600	0.027	20,930	84%
Africa
Ahafo South Open Pits (18)	100%	17,100	0.062	1,060	54,200	0.050	2,700	71,300	0.053	3,760	90%
Ahafo Underground (19)	100%	—		—	11,600	0.136	1,590	11,600	0.136	1,590	93%
Ahafo Stockpiles (5)	100%	41,300	0.028	1,160	—		—	41,300	0.028	1,160	87%
Total Ahafo South, Ghana		58,400	0.038	2,220	65,800	0.065	4,290	124,200	0.052	6,510	90%
Ahafo North, Ghana (20)	100%	—		—	48,000	0.070	3,350	48,000	0.070	3,350	91%
Akyem Open Pit (21)	100%	13,200	0.050	660	38,400	0.048	1,840	51,600	0.048	2,500	90%
Akyem Stockpiles (5)	100%	11,200	0.028	320	—		—	11,200	0.028	320	90%
Total Akyem, Ghana		24,400	0.040	980	38,400	0.048	1,840	62,800	0.045	2,820	90%
		82,800	0.038	3,200	152,200	0.062	9,480	235,000	0.054	12,680	90%
Total Gold		711,500	0.036	25,910	1,339,000	0.032	42,560	2,050,500	0.033	68,470	81%

Gold Reserves At December 31, 2016 (1)
		Proven Reserves			Probable Reserves			Proven and Probable Reserves
	Newmont	Tonnage (2)	Grade	Ounces (3)	Tonnage (2)	Grade	Ounces (3)	Tonnage (2)	Grade	Ounces (3)	Metallurgical
Deposits/Districts	Share	(000)	(oz/ton)	(000)	(000)	(oz/ton)	(000)	(000)	(oz/ton)	(000)	Recovery (3)
North America
Carlin Open Pits	100%	67,900	0.058	3,960	187,400	0.024	4,540	255,300	0.033	8,500	63%
Carlin Stockpiles (5)	100%	21,200	0.063	1,330	—		—	21,200	0.063	1,330	81%
Carlin Underground	100%	12,000	0.299	3,580	6,600	0.240	1,590	18,600	0.278	5,170	85%
Total Carlin, Nevada		101,100	0.088	8,870	194,000	0.032	6,130	295,100	0.051	15,000	72%
Phoenix	100%	4,800	0.025	120	251,800	0.017	4,220	256,600	0.017	4,340	76%
Lone Tree	100%	2,600	0.007	20	1,200	0.020	20	3,800	0.011	40	57%
Total Phoenix, Nevada		7,400	0.019	140	253,000	0.017	4,240	260,400	0.017	4,380	76%
Turquoise Ridge (8)	25%	1,500	0.453	710	1,400	0.458	630	2,900	0.455	1,340	92%
Twin Creeks	100%	3,700	0.046	180	26,200	0.054	1,410	29,900	0.053	1,590	77%
Twin Creeks Stockpiles (5)	100%	32,000	0.063	2,000	—		—	32,000	0.063	2,000	74%
Total Twin Creeks, Nevada		37,200	0.078	2,890	27,600	0.074	2,040	64,800	0.076	4,930	80%
Long Canyon, Nevada	100%	—		—	19,200	0.061	1,170	19,200	0.061	1,170	76%
CC&V	100%	72,500	0.022	1,560	17,900	0.017	310	90,400	0.021	1,870	62%
CC&V Leach Pad (12)	100%	—		—	48,500	0.025	1,210	48,500	0.025	1,210	57%
CC&V Stockpiles (5)	100%	2,800	0.112	310	—		—	2,800	0.112	310	70%
Total CC&V, Colorado		75,300	0.025	1,870	66,400	0.023	1,520	141,700	0.024	3,390	61%
		221,000	0.062	13,770	560,200	0.027	15,100	781,200	0.037	28,870	73%
South America
Yanacocha Open Pits	51.35%	17,900	0.018	310	81,400	0.018	1,500	99,300	0.018	1,810	69%
Yanacocha Leach Pad (12)	51.35%	8,600	0.020	170	—		—	8,600	0.020	170	67%
Yanacocha Stockpiles (5)	51.35%	5,800	0.044	260	—		—	5,800	0.044	260	63%
Total Yanacocha, Peru		32,300	0.023	740	81,400	0.018	1,500	113,700	0.020	2,240	69%
Merian, Suriname	75%	—		—	116,800	0.037	4,290	116,800	0.037	4,290	93%
		32,300	0.023	740	198,200	0.029	5,790	230,500	0.028	6,530	85%
Australia
Boddington Open Pit	100%	226,400	0.022	5,020	241,200	0.022	5,280	467,600	0.022	10,300	84%
Boddington Stockpiles (5)	100%	15,800	0.016	250	83,800	0.013	1,090	99,600	0.013	1,340	77%
Total Boddington, Western Australia		242,200	0.022	5,270	325,000	0.020	6,370	567,200	0.021	11,640	83%
Tanami, Northern Territory	100%	6,300	0.153	960	19,300	0.182	3,520	25,600	0.175	4,480	96%
Kalgoorlie Open Pit and Underground	50%	9,800	0.060	580	30,400	0.064	1,950	40,200	0.063	2,530	84%
Kalgoorlie Stockpiles (5)	50%	70,100	0.023	1,610	—		—	70,100	0.023	1,610	76%
Total Kalgoorlie, Western Australia		79,900	0.027	2,190	30,400	0.064	1,950	110,300	0.038	4,140	81%
		328,400	0.026	8,420	374,700	0.032	11,840	703,100	0.029	20,260	86%
Africa
Ahafo South Open Pits	100%	13,900	0.066	920	50,600	0.051	2,580	64,500	0.054	3,500	90%
Ahafo Underground	100%	—		—	11,700	0.131	1,530	11,700	0.131	1,530	94%
Ahafo Stockpiles (5)	100%	42,000	0.028	1,190	—		—	42,000	0.028	1,190	87%
Total Ahafo South, Ghana		55,900	0.038	2,110	62,300	0.066	4,110	118,200	0.053	6,220	90%
Ahafo North, Ghana	100%	—		—	47,900	0.069	3,330	47,900	0.069	3,330	91%
Akyem Open Pit	100%	17,200	0.049	840	43,500	0.047	2,040	60,700	0.047	2,880	89%
Akyem Stockpiles (5)	100%	10,800	0.035	370	—		—	10,800	0.035	370	89%
Total Akyem, Ghana		28,000	0.043	1,210	43,500	0.047	2,040	71,500	0.045	3,250	89%
		83,900	0.040	3,320	153,700	0.062	9,480	237,600	0.054	12,800	90%
Total Gold		665,600	0.039	26,250	1,286,800	0.033	42,210	1,952,400	0.035	68,460	81%

(1)	The term “reserve” means that part of a mineral deposit that can be economically and legally extracted or produced at the time of the reserve determination.

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

2017 and 2016 reserves were calculated at a gold price of $1,200, or A$1,600 per ounce unless otherwise noted.

(2)	Tonnages include allowances for losses resulting from mining methods. Tonnages are rounded to the nearest 100,000.
(3)

Ounces are estimates of metal contained in ore tonnages and do not include allowances for processing losses. Metallurgical recovery rates represent the estimated amount of metal to be recovered through metallurgical extraction processes. Ounces may not recalculate as they are rounded to the nearest 10,000.

(4)

Cut-off grades utilized in 2017 reserves were as follows: oxide leach material not less than 0.006 ounce per ton; oxide mill material not less than 0.015 ounce per ton; flotation material not less than 0.016 ounce per ton; and refractory mill material not less than 0.080 ounce per ton.

(5)

Stockpiles are comprised primarily of material that has been set aside to allow processing of higher grade material in the mills. Stockpiles increase or decrease depending on current mine plans. Stockpile reserves are reported separately where ounces exceed 100,000 and are greater than 5% of the total site-reported reserves.

(6)	Cut-off grade utilized in 2017 reserves not less than 0.042 ounce per ton.
(7)	Gold cut-off grade varies with level of copper and silver credits.
(8)	Reserve estimates provided by Barrick as of February 14, 2018, the operator of the Turquoise Ridge joint venture.
(9)

Cut-off grades utilized in 2017 reserves were as follows: oxide leach material not less than 0.007 ounce per ton; oxide mill material not less than 0.019 ounce per ton; and refractory mill material not less than 0.038 ounce per ton.

(10)	Cut-off grade utilized in 2017 reserves not less than 0.007 ounce per ton.
(11)	Cut-off grades utilized in 2017 reserves were as follows: oxide mill material not less than 0.040 ounce per ton and leach material not less than 0.005 ounce per ton.
(12)

Leach pad material is the material on leach pads at the end of the year from which gold remains to be recovered. In-process reserves are reported separately where ounces exceed 100,000 and are greater than 5% of the total site-reported reserves.

(13)	Gold cut-off grades utilized in 2017 reserves were as follows: oxide leach material not less than 0.004 ounce per ton; and oxide mill material not less than 0.011 ounce per ton.
(14)	Cut-off grade utilized in 2017 reserves not less than 0.011 ounce per ton.
(15)	Gold cut-off grade varies with level of copper credits.
(16)	Cut-off grade utilized in 2017 reserves not less than 0.058 ounce per ton.
(17)	Cut-off grade utilized in 2017 in situ reserves not less than 0.026 ounce per ton.
(18)	Cut-off grade utilized in 2017 reserves not less than 0.016 ounce per ton.
(19)	Cut-off grade utilized in 2017 reserves not less than 0.076 ounce per ton.
(20)	Includes undeveloped reserves at six pits in the Ahafo trend totaling 3.4 million ounces. Cut-off grade utilized in 2017 reserves not less than 0.014 ounce per ton.
(21)	Cut-off grade utilized in 2017 reserves not less than 0.017 ounce per ton.

The following tables detail copper proven and probable reserves reflecting only those reserves attributable to Newmont’s ownership or economic interest at December 31, 2017 and 2016:

Copper Reserves At December 31, 2017(1)
		Proven Reserves			Probable Reserves			Proven and Probable Reserves
	Newmont	Tonnage (2)	Grade	Pounds (3)	Tonnage (2)	Grade	Pounds (3)	Tonnage (2)	Grade	Pounds (3)	Metallurgical
Deposits/Districts	Share	(000)	(Cu %)	(millions)	(000)	(Cu %)	(millions)	(000)	(Cu %)	(millions)	Recovery (3)
North America
Phoenix, Nevada (4)	100%	56,300	0.21%	240	338,400	0.16%	1,090	394,700	0.17%	1,330	60%
		56,300	0.21%	240	338,400	0.16%	1,090	394,700	0.17%	1,330	60%
Australia
Boddington Open Pit, Western Australia (5)	100%	268,800	0.10%	520	277,700	0.11%	640	546,500	0.11%	1,160	79%
Boddington Stockpiles, Western Australia (6)	100%	15,400	0.09%	30	89,100	0.08%	150	104,500	0.09%	180	73%
		284,200	0.10%	550	366,800	0.11%	790	651,000	0.10%	1,340	78%
Total Copper		340,500	0.12%	790	705,200	0.13%	1,880	1,045,700	0.13%	2,670	69%

Copper Reserves At December 31, 2016 (1)
		Proven Reserves			Probable Reserves			Proven and Probable Reserves
	Newmont	Tonnage (2)	Grade	Pounds (3)	Tonnage (2)	Grade	Pounds (3)	Tonnage (2)	Grade	Pounds (3)	Metallurgical
Deposits/Districts	Share	(000)	(Cu %)	(millions)	(000)	(Cu %)	(millions)	(000)	(Cu %)	(millions)	Recovery (3)
North America
Phoenix, Nevada	100%	19,100	0.21%	80	376,400	0.16%	1,180	395,500	0.16%	1,260	62%
		19,100	0.21%	80	376,400	0.16%	1,180	395,500	0.16%	1,260	62%
Australia
Boddington Open Pit, Western Australia	100%	226,400	0.11%	480	241,200	0.12%	580	467,600	0.11%	1,060	79%
Boddington Stockpiles, Western Australia (6)	100%	15,800	0.09%	30	83,800	0.08%	140	99,600	0.09%	170	72%
		242,200	0.10%	510	325,000	0.11%	720	567,200	0.11%	1,230	78%
Total Copper		261,300	0.11%	590	701,400	0.14%	1,900	962,700	0.13%	2,490	70%

(1)	See footnote (1) to the Gold Proven and Probable Reserves tables above. Copper reserves for 2017 and 2016 were calculated at a copper price of $2.50 or A$3.35 per pound.
(2)	See footnote (2) to the Gold Proven and Probable Reserves tables above. Tonnages are rounded to nearest 100,000.
(3)	See footnote (3) to the Gold Proven and Probable Reserves tables above. Pounds may not recalculate as they are rounded to the nearest 10 million.
(4)	Copper cut-off grade varies with level of gold and silver credits.
(5)	Copper cut-off grade varies with level of gold credits.
(6)

Stockpiles are comprised primarily of material that has been set aside to allow processing of higher grade material in the mills. Stockpiles increase or decrease depending on current mine plans. Stockpiles are reported separately where pounds exceed 100 million and are greater than 5% of the total site reported reserves.

The following tables detail silver proven and probable reserves reflecting only those reserves attributable to Newmont’s ownership or economic interest at December 31, 2017 and 2016:

Silver Reserves At December 31, 2017 (1)
		Proven Reserves			Probable Reserves			Proven and Probable Reserves
	Newmont	Tonnage (2)	Grade	Ounces (3)	Tonnage (2)	Grade	Ounces (3)	Tonnage (2)	Grade	Ounces (3)	Metallurgical
Deposits/Districts	Share	(000)	(oz/ton)	(000)	(000)	(oz/ton)	(000)	(000)	(oz/ton)	(000)	Recovery (3)
North America
Phoenix, Nevada	100%	6,200	0.32	1,960	243,700	0.24	58,920	249,900	0.24	60,880	38%
		6,200	0.32	1,960	243,700	0.24	58,920	249,900	0.24	60,880	38%
South America
Yanacocha Open Pits, Peru	54.05%	12,500	0.23	2,860	24,100	0.20	4,730	36,600	0.21	7,590	12%
Yanacocha Stockpiles, Peru (4)	54.05%	5,100	1.13	5,840	—		—	5,100	1.13	5,840	6%
Yanacocha Leach Pad, Peru (5)	54.05%	—		—	55,000	0.25	13,570	55,000	0.25	13,570	6%
		17,600	0.49	8,700	79,100	0.23	18,300	96,700	0.28	27,000	8%
Total Silver		23,800	0.45	10,660	322,800	0.24	77,220	346,600	0.25	87,880	24%

Silver Reserves At December 31, 2016 (1)
		Proven Reserves			Probable Reserves			Proven and Probable Reserves
	Newmont	Tonnage (2)	Grade	Ounces (3)	Tonnage (2)	Grade	Ounces (3)	Tonnage (2)	Grade	Ounces (3)	Metallurgical
Deposits/Districts	Share	(000)	(oz/ton)	(000)	(000)	(oz/ton)	(000)	(000)	(oz/ton)	(000)	Recovery (3)
North America
Phoenix, Nevada	100%	4,800	0.29	1,390	251,800	0.24	59,520	256,600	0.24	60,910	38%
		4,800	0.29	1,390	251,800	0.24	59,520	256,600	0.24	60,910	38%
South America
Yanacocha Open Pits, Peru	51.35%	17,900	0.21	3,680	29,000	0.22	6,350	46,900	0.21	10,030	16%
Yanacocha Stockpiles, Peru (4)	51.35%	5,500	1.10	5,990	—		—	5,500	1.10	5,990	20%
Yanacocha Leach Pad, Peru (5)	51.35%	—		—	50,500	0.25	12,390	50,500	0.25	12,390	6%
		23,400	0.41	9,670	79,500	0.24	18,740	102,900	0.28	28,410	12%
Total Silver		28,200	0.39	11,060	331,300	0.24	78,260	359,500	0.25	89,320	30%

(1)

See footnote (1) to the Gold Proven and Probable Reserves tables above. Silver reserves for 2017 were calculated at a silver price of $16. Silver reserves for 2016 were calculated at a silver price of $17.

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

The following table reconciles 2017 and 2016 gold, copper and silver proven and probable reserves:

	Gold Ounces	Copper Pounds	Silver Ounces
	(in millions)
December 31, 2016	68.5	2,490	89.3
Depletion	(6.4)	(160)	(6.6)
Revisions (1)	1.9	250	2.3
Additions (2)	4.4	90	1.6
Acquisitions (3)	0.1	—	1.3
December 31, 2017	68.5	2,670	87.9

(1)	Revisions are due to reclassification of reserves to mineralized material, optimizations, model updates, metal price changes and updated operating costs and recoveries.
(2)	Additions are due to reserve conversions from mineralized material due to new drilling information and successful feasibility studies for first time declarations.
(3)	Acquisitions include an increase in ownership at Yanacocha in December 2017 which added 0.1 million gold ounces and 1.3 million silver ounces to proven and probable reserves in 2017.

Mineralized Material

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

We had attributable gold mineralized material of 1,360 million tons at an average grade of 0.025 ounces per ton at December 31, 2017. For 2017 and 2016, attributable gold mineralized material was calculated at a gold price assumption of $1,400 or A$1,750 per ounce.

At December 31, 2017, our gold mineralized material included 455 million tons in North America, 520 million tons in South America, 323 million tons in Australia and 62 million tons in Africa.

We had attributable copper mineralized material of 1,065 million tons at a grade of 0.20% at December 31, 2017. For 2017, attributable copper mineralized material was calculated at a copper price assumption of $3.25 or A$4.00 per pound. For 2016, attributable copper mineralized material was calculated at a copper price assumption of $3.00 or A$3.75 per pound.

We had attributable silver mineralized material of 705 million tons at a grade of 0.15 ounces per ton at December 31, 2017. For 2017 and 2016, attributable silver mineralized material was calculated at a silver price assumption of $20 per ounce. Silver mineralized material is generally a by-product of gold and/or copper mineralized material estimates, with significant enough levels to be estimated and included in future calculations of potential economic extraction.

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

We will publish mineralized materials annually, and will recalculate them at December 31, 2018, taking into account metal prices, changes, if any, in future production and capital costs, divestments and conversion to reserves, as well as any acquisitions and additions during 2018.

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

The following tables detail mineralized material reflecting only those that are attributable to Newmont’s ownership or economic interest at December 31, 2017 and 2016:

Mineralized Material At December 31, 2017 (1)(2)
		Gold		Copper		Silver
	Newmont	Tonnage	Grade	Tonnage	Grade	Tonnage	Grade
Deposits/Districts	Share	(000)	(oz/ton)	(000)	(Cu %)	(000)	(oz/ton)
North America
Carlin Trend Open Pit	100%	91,400	0.041	—		—
Carlin Trend Underground	100%	2,600	0.214	—		—
Total Carlin, Nevada		94,000	0.046	—		—
Phoenix	100%	213,100	0.013	289,200	0.13%	213,100	0.21
Buffalo Valley	70%	15,500	0.019	—		—
Total Phoenix, Nevada		228,600	0.013	289,200	0.13%	213,100	0.21
Twin Creeks	100%	35,600	0.059	—		—
Twin Creeks Stockpiles (3)	100%	8,500	0.059	—		—
Sandman	100%	1,300	0.036	—		1,300	0.20
Turquoise Ridge (4)	25%	1,900	0.268	—		—
Total Twin Creeks, Nevada		47,300	0.066	—		1,300	0.20
Long Canyon, Nevada	100%	16,000	0.103	—		—
CC&V, Colorado	100%	69,200	0.014	—		—
		455,100	0.029	289,200	0.13%	214,400	0.21
South America
Conga, Peru	54.05%	413,300	0.019	413,300	0.26%	413,300	0.06
Yanacocha, Peru	54.05%	80,200	0.032	61,300	0.64%	77,100	0.52
Merian, Suriname	75%	26,700	0.044	—		—
		520,200	0.022	474,600	0.31%	490,400	0.13
Australia
Boddington, Western Australia	100%	301,600	0.016	301,600	0.11%	—
Tanami, Northern Territory	100%	4,800	0.148	—		—
Kalgoorlie, Western Australia	50%	16,800	0.034	—		—
		323,200	0.019	301,600	0.11%	—
Africa
Ahafo South	100%	35,300	0.033	—		—
Ahafo Underground	100%	11,400	0.132	—		—
Total Ahafo South, Ghana		46,700	0.057	—		—
Ahafo North Open Pits, Ghana	100%	10,700	0.048	—		—
Akyem Open Pits	100%	3,100	0.015	—		—
Akyem Underground	100%	1,300	0.137	—		—
Akyem, Ghana		4,400	0.052	—		—
		61,800	0.055	—		—
Total		1,360,300	0.025	1,065,400	0.20%	704,800	0.15

Mineralized Material At December 31, 2016 (1)(2)
		Gold		Copper		Silver
	Newmont	Tonnage	Grade	Tonnage	Grade	Tonnage	Grade
Deposits/Districts	Share	(000)	(oz/ton)	(000)	(Cu %)	(000)	(oz/ton)
North America
Carlin Trend Open Pit	100%	100,300	0.036	—		—
Carlin Trend Underground	100%	3,200	0.223	—		—
Total Carlin, Nevada		103,500	0.042	—		—
Phoenix	100%	178,100	0.014	257,000	0.13%	178,100	0.21
Buffalo Valley	70%	15,500	0.019	—		—
Total Phoenix, Nevada		193,600	0.014	257,000	0.13%	178,100	0.21
Twin Creeks	100%	31,600	0.062	—		—
Twin Creeks Stockpiles (3)	100%	7,700	0.059	—		—
Sandman	100%	1,300	0.036	—		1,300	0.20
Turquoise Ridge (4)	25%	1,400	0.463	—		—
Total Twin Creeks, Nevada		42,000	0.074	—		1,300	0.20
Long Canyon, Nevada	100%	16,000	0.103	—		—
CC&V, Colorado	100%	127,200	0.017	—		—
		482,300	0.029	257,000	0.13%	179,400	0.21
South America
Conga, Peru	51.35%	392,700	0.019	392,700	0.26%	392,700	0.06
Yanacocha, Peru	51.35%	71,100	0.024	57,000	0.67%	63,800	0.54
Merian, Suriname	75%	21,300	0.032	—		—
		485,100	0.020	449,700	0.31%	456,500	0.13
Australia
Boddington, Western Australia	100%	390,400	0.015	390,400	0.10%	—
Tanami, Northern Territory	100%	2,800	0.161	—		—
Kalgoorlie, Western Australia	50%	15,600	0.026	—		—
		408,800	0.016	390,400	0.10%	—
Africa
Ahafo South	100%	33,400	0.035	—		—
Ahafo Underground	100%	8,600	0.124	—		—
Total Ahafo South, Ghana		42,000	0.053	—		—
Ahafo North Open Pits, Ghana	100%	10,400	0.046	—		—
Akyem, Ghana	100%	10,300	0.034	—		—
		62,700	0.049	—		—
Total		1,438,900	0.023	1,097,100	0.19%	635,900	0.15

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

(2)

Mineralized material for 2017 and 2016 was calculated at a gold price of $1,400 or A$1,750 per ounce. Mineralized material for 2017 was calculated at a copper price of  $3.25 or A$4.00  per pound and at a copper price of $3.00 or A$3.75 per pound for 2016. Mineralized material for 2017 and 2016 was calculated at a silver price of  $20  per ounce. Tonnage amounts have been rounded to the nearest 100,000.

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

The following table sets forth, for the periods indicated, the closing high and low sales prices per share of Newmont’s common stock as reported on the New York Stock Exchange Composite Tape:

	2017		2016
	High	Low	High	Low
First quarter	$37.94	$32.40	$27.79	$16.31
Second quarter	$35.51	$32.23	$39.12	$26.30
Third quarter	$39.60	$31.89	$45.86	$38.15
Fourth quarter	$38.59	$34.59	$38.10	$30.91

On February 15, 2018, there were 533,474,863 shares of Newmont’s common stock outstanding, which were held by approximately 7,562 stockholders of record. A dividend of $0.050 per share of common stock outstanding was declared in the first and second quarters and $0.075 in the third and fourth quarters of 2017 for a total of $0.250 per share. A dividend of $0.025 per share of common stock outstanding was declared in the first three quarters and $0.050 in the fourth quarter of 2016, for a total of $0.125 per share.

The quarterly dividend declared during 2017 was calculated based upon the average London Bullion Market Association P.M. gold price for the preceding quarter. In February 2018, the Company eliminated the gold-price linked dividend calculation. The declaration and payment of future dividends remains at the discretion of the Board and will depend on the Company's financial results, cash requirements, future prospects and other factors deemed relevant by the Board.

During the period from October 1, 2017, to December 31, 2017, 8,033 shares of Newmont’s equity securities registered pursuant to Section 12 of the Exchanges Act of 1934, as amended, were purchased by the Company, or an affiliated purchaser.

	(a)		(b)	(c)	(d)
				Total Number of	Maximum Number (or
	Total			Shares Purchased	Approximate Dollar Value)
	Number		Average	as Part of	of Shares that may
	of Shares		Price Paid	Publicly Announced	yet be Purchased
Period	Purchased		Per Share	Plans or Programs	under the Plans or Programs
October 1, 2017 through October 31, 2017	—		$—	—	N/A
November 1, 2017 through November 30, 2017	8,033	(1)	$36.03	—	N/A
December 1, 2017 through December 31, 2017	—		$—	—	N/A

(1)	Represents shares delivered to the Company from restricted stock units held by a Company employee upon vesting for the purpose of covering the recipient’s tax withholding obligations.

ITEM 6.SELECTED FINANCIAL DATA (dollars in millions, except per share)

	Years Ended December 31,
	2017	2016	2015	2014	2013
Sales	$7,348	$6,711	$6,085	$6,819	$7,891
Income (loss) from continuing operations	$(49)	$(790)	$(141)	$613	$(2,284)
Net income (loss)	$(87)	$(923)	$304	$329	$(2,795)
Net income (loss) attributable to Newmont stockholders (1)	$(98)	$(627)	$220	$508	$(2,534)
Income (loss) per common share:
Basic:
Continuing operations	$(0.11)	$(0.41)	$—	$1.30	$(4.71)
Discontinued operations	(0.07)	(0.77)	0.43	(0.28)	(0.38)
	$(0.18)	$(1.18)	$0.43	$1.02	$(5.09)
Diluted:
Continuing operations	$(0.11)	$(0.41)	$—	$1.30	$(4.71)
Discontinued operations	(0.07)	(0.77)	0.43	(0.28)	(0.38)
	$(0.18)	$(1.18)	$0.43	$1.02	$(5.09)
Dividends declared per common share	$0.250	$0.125	$0.100	$0.225	$1.225

	At December 31,
	2017	2016	2015	2014	2013
Total assets	$20,563	$21,031	$25,130	$24,858	$24,545
Debt, including current portion	$4,065	$4,615	$5,863	$6,040	$6,134
Newmont stockholders’ equity	$10,609	$10,721	$11,350	$10,274	$9,993

(1)	Net income (loss) attributable to Newmont stockholders includes discontinued operations of $(38), $(407), $221, $(142) and $(191) net of tax in 2017, 2016, 2015, 2014 and 2013, respectively.

ITEM 7.       MANAGEMENT’S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS (dollars in millions, except per share, per ounce and per pound amounts)

The following Management’s Discussion and Analysis (“MD&A”) provides information that management believes is relevant to an assessment and understanding of the consolidated financial condition and results of operations of Newmont Mining Corporation and its affiliates and subsidiaries (collectively, “Newmont,” the “Company,” “our” and “we”). We use certain non-GAAP financial measures in our MD&A. For a detailed description of each of the non-GAAP measures used in this MD&A, please see the discussion under Non-GAAP Financial Measures beginning on page 74. References to “A$” refer to Australian currency and “C$” refer to Canadian currency. This item should be read in conjunction with our Consolidated Financial Statements and the notes thereto included in this annual report.

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

We continue to focus on delivering superior operational execution to generate the financial flexibility we need to fund our best projects, reduce debt and return cash to shareholders.

Consolidated Financial Results

The details of our Net income (loss) from continuing operations attributable to Newmont stockholders are set forth below:

	Years Ended
	December 31,		Increase
	2017	2016	(decrease)
Net income (loss) from continuing operations attributable to Newmont stockholders	$(60)	$(220)	$160
Net income (loss) from continuing operations attributable to Newmont stockholders per common share, diluted	$(0.11)	$(0.41)	$0.30

	Years Ended
	December 31,		Increase
	2016	2015	(decrease)
Net income (loss) from continuing operations attributable to Newmont stockholders	$(220)	$(1)	$(219)
Net income (loss) from continuing operations attributable to Newmont stockholders per common share, diluted	$(0.41)	$—	$(0.41)

Results in 2017 compared to 2016 were impacted by a $970 prior-year impairment charge ($512 attributable to Newmont), a full year of production at Merian and Long Canyon, an increase in gold production from the CC&V expansion completed in the first quarter of 2016, and higher realized prices, partially offset by higher taxes from the Tax Cuts and Jobs Act (“the Act”) enacted in December 2017, a prior-year gain from the sale of the Company’s investment in Regis Resources Ltd (“Regis”) and adverse weather conditions impacting production at Tanami and Yanacocha during the first quarter of 2017.

Results in 2016 compared to 2015 were impacted by a $970 impairment charge ($512 attributable to Newmont) in December 2016 related to assets in South America that were evaluated in connection with management’s review of the Yanacocha long-term mining and closure plans, an increase in the Company’s valuation allowances against deferred tax assets, gains in 2015 resulting from the deconsolidation of TMAC Resources, Inc. (“TMAC”) and the sale of the Company’s investment in European Gold Refinery

Holdings (“EGR”) in 2015, partially offset by higher gold sales volumes and realized prices and the positive impact of a gain from sale of the Company’s investment in Regis during 2016.

The following is a summary of consolidated gold and copper sales, net:

	Years Ended December 31,
	2017	2016	2015
Gold
North America:
Carlin	$1,217	$1,182	$1,027
Phoenix	257	248	221
Twin Creeks	465	563	551
Long Canyon (1)	219	27	—
CC&V (2)	575	491	91
	2,733	2,511	1,890
South America:
Yanacocha	671	792	1,070
Merian (3)	643	117	—
	1,314	909	1,070
Australia:
Boddington	981	973	910
Tanami	514	575	504
Waihi (4)	—	—	136
Kalgoorlie	458	467	360
	1,953	2,015	1,910
Africa:
Ahafo	439	436	387
Akyem	594	590	548
	1,033	1,026	935
	7,033	6,461	5,805
Copper
North America:
Phoenix	88	86	109
Australia:
Boddington	227	164	171
	315	250	280
	$7,348	$6,711	$6,085

(1)	Commercial production at Long Canyon was achieved in November 2016.
(2)	The Company acquired the CC&V gold mining business in August 2015.
(3)	Commercial production at Merian was achieved in October 2016.
(4)	The Company sold the Waihi mine in October 2015.

The following analysis summarizes consolidated gold sales:

	Years Ended December 31,
	2017	2016	2015
Consolidated gold sales:
Gross before provisional pricing	$7,055	$6,485	$5,850
Provisional pricing mark-to-market	10	13	(8)
Gross after provisional pricing	7,065	6,498	5,842
Treatment and refining charges	(32)	(37)	(37)
Net	$7,033	$6,461	$5,805
Consolidated gold ounces sold (thousands)	5,605	5,199	5,052
Average realized gold price (per ounce):
Gross before provisional pricing	$1,259	$1,247	$1,158
Provisional pricing mark-to-market	2	3	(2)
Gross after provisional pricing	1,261	1,250	1,156
Treatment and refining charges	(6)	(7)	(7)
Net	$1,255	$1,243	$1,149

The change in consolidated gold sales is due to:

	Years Ended December 31,
	2017 vs. 2016	2016 vs. 2015
Change in consolidated ounces sold	$507	$171
Change in average realized gold price	60	485
Change in treatment and refining charges	5	—
	$572	$656

Gold sales increased 9% in 2017 compared to 2016 primarily due to higher sales volumes from a full year of production and sales at Merian and Long Canyon and the CC&V expansion completed in the first quarter of 2016 as well as higher average realized prices, partially offset by adverse weather conditions impacting production at Tanami and Yanacocha during the first quarter of 2017. Gold sales increased 11% in 2016 compared to 2015 primarily due to the addition of Merian and Long Canyon in October 2016 and November 2016, respectively, the acquisition of CC&V in August 2015, higher average realized prices and higher sales volumes at existing operations, partially offset by the sale of Waihi in October 2015. For a complete discussion regarding variations in gold volumes, see Results of Consolidated Operations below.

The following analysis summarizes consolidated copper sales:

	Years Ended December 31,
	2017	2016	2015
Consolidated copper sales:
Gross before provisional pricing	$314	$261	$319
Provisional pricing mark-to-market	14	5	(21)
Gross after provisional pricing	328	266	298
Treatment and refining charges	(13)	(16)	(18)
Net	$315	$250	$280
Consolidated copper pounds sold (millions)	111	116	129
Average realized copper price (per pound):
Gross before provisional pricing	$2.83	$2.25	$2.48
Provisional pricing mark-to-market	0.12	0.04	(0.17)
Gross after provisional pricing	2.95	2.29	2.31
Treatment and refining charges	(0.12)	(0.14)	(0.14)
Net	$2.83	$2.15	$2.17

The change in consolidated copper sales is due to:

	Years Ended December 31,
	2017 vs. 2016	2016 vs. 2015
Change in consolidated pounds sold	$(11)	$(30)
Change in average realized copper price	73	(2)
Change in treatment and refining charges	3	2
	$65	$(30)

Copper sales increased 26% in 2017 compared to 2016 primarily due to higher average net realized prices, partially offset by lower sales volumes. Copper sales decreased 11% in 2016 compared to 2015 primarily due to lower sales volumes and lower average net realized prices. For a complete discussion regarding variations in copper volumes, see Results of Consolidated Operations below.

The following is a summary of Costs applicable to sales and Depreciation and amortization:

	Costs Applicable to Sales			Depreciation and Amortization
	Years Ended December 31,			Years Ended December 31,
	2017	2016	2015	2017	2016	2015
Gold
North America:
Carlin	$795	$797	$790	$221	$200	$198
Phoenix	181	164	163	47	51	42
Twin Creeks	226	234	246	63	51	51
Long Canyon (1)	59	4	—	74	5	—
CC&V (2)	285	216	44	124	108	19
	1,546	1,415	1,243	529	415	310
South America:
Yanacocha	504	525	564	134	275	320
Merian (3)	238	34	—	91	12	—
	742	559	564	225	287	320
Australia:
Boddington	562	530	570	113	110	113
Tanami	251	238	225	67	82	82
Waihi (4)	—	—	55	—	—	14
Kalgoorlie	234	257	272	19	19	21
	1,047	1,025	1,122	199	211	230
Africa:
Ahafo	268	313	206	72	94	53
Akyem	272	235	212	154	127	96
	540	548	418	226	221	149
	3,875	3,547	3,347	1,179	1,134	1,009
Copper
North America:
Phoenix	55	99	91	15	27	21
Australia:
Boddington	108	126	140	22	24	26
	163	225	231	37	51	47
Other
Corporate and other	—	—	—	33	35	46
	$4,038	$3,772	$3,578	$1,249	$1,220	$1,102

(1)	Commercial production at Long Canyon was achieved in November 2016.
(2)	The Company acquired the CC&V gold mining business in August 2015.
(3)	Commercial production at Merian was achieved in October 2016.
(4)	The Company sold the Waihi mine in October 2015.

The details of our Costs applicable to sales are set forth below:

	Years Ended
	December 31,		Increase	Percent
	2017	2016	(decrease)	Change
Gold	$3,875	$3,547	$328	9%
Copper	163	225	(62)	(28)
	$4,038	$3,772	$266	7%

	Years Ended
	December 31,		Increase	Percent
	2016	2015	(decrease)	Change
Gold	$3,547	$3,347	$200	6%
Copper	225	231	(6)	(3)
	$3,772	$3,578	$194	5%

Costs applicable to sales increased in 2017 compared to 2016, primarily due to a full year of commercial production at Merian and Long Canyon, the CC&V expansion completed in the first quarter of 2016, and higher direct operating costs, partially offset by lower leach pad inventory adjustments. Costs applicable to sales increased in 2016 compared to 2015,  primarily due to the acquisition of CC&V in 2015, the addition of Merian and Long Canyon in October 2016 and November 2016, respectively,  and higher stockpile and leach pad inventory adjustments at Ahafo and Yanacocha, partially offset by the sale of Waihi in October 2015 and lower oil prices.

For a complete discussion regarding variations in operations, see Results of Consolidated Operations below.

The details of our Depreciation and amortization are set forth below:

	Years Ended
	December 31,		Increase	Percent
	2017	2016	(decrease)	Change
Gold	$1,179	$1,134	$45	4%
Copper	37	51	(14)	(27)
Other	33	35	(2)	(6)
	$1,249	$1,220	$29	2%

	Years Ended
	December 31,		Increase	Percent
	2016	2015	(decrease)	Change
Gold	$1,134	$1,009	$125	12%
Copper	51	47	4	9
Other	35	46	(11)	(24)
	$1,220	$1,102	$118	11%

Depreciation and amortization increased in 2017, compared to 2016, primarily due to a full year of production at Merian and Long Canyon, partially offset by a lower asset balance resulting from an impairment recorded at Yanacocha in December 2016. Depreciation and amortization expense increased in 2016, compared to 2015, primarily due to the acquisition of CC&V in August 2015, the addition of Merian and Long Canyon in October 2016 and November 2016, respectively,  and higher stockpile and leach pad inventory adjustments at Ahafo and Yanacocha, partially offset by the sale of Waihi in October 2015.

For a complete discussion regarding variations in operations, see Results of Consolidated Operations.

Reclamation and remediation expense was $177,  $179, and $253 for 2017,  2016, and 2015, respectively. Reclamation and remediation expense in 2017 was in line with 2016 as increased reclamation costs related to Yanacocha during 2016 were largely offset by increased costs at the Rain, Midnite, Resurrection and San Luis remediation and closure sites during 2017. Reclamation and remediation expense decreased in 2016, compared to 2015, primarily due to an increase in remediation costs arising from revisions made to the remediation plan for the Midnite mine in Washington State during 2015, partially offset with the increase in reclamation costs related to Yanacocha during 2016 as outlined in Note 6 of the Consolidated Financial Statements.

Exploration expense was $179,  $148, and $156 for 2017,  2016, and 2015, respectively. Exploration expense increased in 2017, compared to 2016, primarily due to higher expenditures for near-mine exploration at Tanami, CC&V, Kalgoorlie and Yanacocha, in addition to greenfield exploration in the Guiana Shield and other locations as we continue to focus on developing future reserves. Exploration expense decreased in 2016, compared to 2015, primarily due to the deconsolidation of TMAC in 2015 and lower expenditures at Yanacocha, partially offset by increased expenditures at various projects.

For additional information about proven and probable reserves, including additions and reductions, see the discussion in Gold, Copper and Silver Reserves in Item 1, Business, and Proven and Probable Reserves in Item 2, Properties.

Advanced projects, research and development expense includes development project management costs, feasibility studies and other project expenses that do not qualify for capitalization. Advanced projects, research and development expense was $143,  $134, and $126 for 2017,  2016, and 2015, respectively. Advanced projects, research and development expense increased in 2017, compared to 2016, primarily due to costs associated with full potential opportunities in North America and advanced studies on the Yanacocha Sulfides project, partially offset by prior-year Merian pre-production expenses.  Advanced projects, research and development expense increased in 2016, compared to 2015, primarily due to increased costs to develop various studies and Merian pre-production expenses, partially offset by reduced spend on Conga care and maintenance.

General and administrative expense was $237,  $233, and $241 for 2017,  2016, and 2015, respectively. General and administrative expense in 2017 was in line with 2016. General and administrative expense decreased in 2016, compared to 2015, primarily due to lower regional administrative costs, lower contracted services and lower non-cash stock compensation expense, partially offset by higher legal costs. General and administrative expense as a percentage of Sales declined in 2017 to 3.2%, compared to 3.5% and 4.0% in 2016 and 2015, respectively.

Impairment of long-lived assets totaled $14, $977 and $56 for 2017, 2016 and 2015, respectively. The 2017 impairments related to equipment and long lived assets in South America, Australia and Corporate. The 2016 impairments were primarily related to the impairment of long-lived assets at Yanacocha in South America as a result of the updated long-term mining and closure plans. For additional information regarding our review of the Yanacocha long-term mining and closure plans, see Note 6 to our Consolidated Financial Statements. The 2015 impairments were primarily related to assets in South America, non-essential equipment unrelated to operations at Corporate and other and an intangible asset in Africa.

Other expense, net was $32, $58, and $116 for 2017, 2016, and 2015, respectively. Other expense, net decreased in 2017, compared to 2016, primarily due to lower severance and outsourcing costs, primarily at Corporate, and lower adjustments to the contingent consideration and related liabilities associated with the acquisition of the final 33.33% interest in Boddington in June 2009. Other expense, net decreased in 2016, compared to 2015, primarily due to a charge of $27 from the ratification of the Ghana Investment Agreement in December 2015, acquisition costs related to CC&V during 2015 and lower power plant costs in Western Australia.

Other income, net was $54, $69, and $135 for 2017, 2016, and 2015, respectively. Other income, net decreased in 2017, compared to 2016, primarily due to a prior-year gain of $103 from the sale of the Company’s investment in Regis in March 2016 and unfavorable fluctuations in foreign currency exchange rates, partially offset by a prior-year loss of $55 associated with debt repayments in March 2016 and November 2016. Other income, net decreased in 2016, compared to 2015, primarily due to gains of $108 associated with the sale of certain assets, including Hemlo in March 2015 and EGR in July 2015, a gain of $76 from the deconsolidation of TMAC in July 2015, a loss of $55 associated with debt repayments in March 2016 and November 2016 and unfavorable fluctuations in foreign currency exchange rates. These decreases were partially offset by lower other-than-temporary impairments on marketable security investments and a gain of $103 from the sale of the Company’s investment in Regis in March 2016.

Interest expense, net was $241, $273 and $297 for 2017, 2016 and 2015, respectively. Capitalized interest totaled $22, $33 and $40 in each year, respectively. Interest expense, net decreased in 2017 compared to 2016 primarily due to reduced debt balances as a result of the repayment of the 2017 Convertible Senior Notes in 2017 and partial early extinguishment of the 2019, 2022 and 2039 Senior Notes in 2016. Capitalized interest decreased in 2017 compared to 2016 primarily due to the completion of the Long Canyon and Merian projects in 2016, partially offset by additional interest capitalized for the Subika Underground project and Ahafo Mill Expansion. Interest expense, net decreased in 2016 compared to 2015 due to reduced debt balances as a result of the partial early extinguishment of the 2019, 2022 and 2039 Senior Notes and repayment of the 2019 Term Loan in 2016.  Capitalized interest decreased in 2016 compared to 2015 primarily due to the completion of the Turf Vent Shaft project in 2015, partially offset by additional interest capitalized for the Long Canyon and Merian projects.

Income and mining tax expense was $1,125, $563 and $391 for 2017,  2016 and 2015, respectively. The effective tax rate is driven by a number of factors as illustrated in the table below. The comparability of our income tax expense for the reported periods has been primarily affected by (i) variations in our income before income taxes; (ii) geographic distribution of that income; (iii) impacts of enactment of tax reform; (iv) the non-recognition of tax assets; (v) percentage depletion; (vi) and the impact of specific transactions and assessments. As a result, the effective tax rate will fluctuate, sometimes significantly, year to year. This trend is expected to continue in future periods.

	Years Ended December 31,
	2017		2016		2015
Income (loss) before income and mining tax and other items		$1,092		$(214)		$295

Tax at statutory rate	35%	$(382)	35%	$75	35%	$(103)
Reconciling items:
Re-measurement due to the Tax Cuts and Jobs Act(1)	28	(306)	—	—	—	—
Tax restructuring related to the Tax Cuts and Jobs Act (2)	36	(395)	—	—	—	—
Percentage depletion	(7)	81	40	85	(19)	56
Change in valuation allowance on deferred tax assets	7	(78)	(226)	(485)	51	(153)
Mining and other taxes	4	(41)	(29)	(61)	20	(58)
U.S. tax effect of noncontrolling interest attributable to non-U.S. investees	—	1	(100)	(213)	41	(120)
Tax impact on sale of assets	—	—	17	36	7	(20)
Effect of foreign earnings, net of credits	—	(4)	—	—	(6)	19
Other	—	(1)	—	—	4	(12)
Income and mining tax expense	103%	$(1,125)	(263)%	$(563)	133%	$(391)

(1)	Includes the release of a valuation allowance on AMT credits of $48 and elimination of $8 of deferred tax assets due to changes to executive compensation deductions.
(2)	See Note 10 to our Consolidated Financial Statements for further discussion of the impacts of the Tax Cuts and Jobs Act.

The change in the effective tax rate was impacted by the Tax Cuts and Jobs Act (“the Act”) which was enacted on December 22, 2017. The Act significantly changes U.S. income tax law and is the first major overhaul of the federal income tax code in more than 30 years. Key provisions of the Act that impact Newmont include: (i) reduction of the U.S. federal corporate income tax rate from 35% to 21%, (ii) repeal of the Corporate Alternative Minimum Tax (“AMT”) system (iii) replacement of the worldwide taxation system with a territorial tax system which exempts certain foreign operations from U.S. taxation, and (iv) further limitation on the deductibility of certain executive compensation. Other provisions of the Act that do not have a current impact on Newmont but could impact the Company in the future include: (i) modification of earnings calculations for certain foreign subsidiaries that were previously tax deferred to a one-time tax, (ii) creation of a new minimum tax on certain foreign earnings and a new base erosion anti-abuse tax, (iii) repeal of the domestic production deductions, (iv) allowance for immediate capital expensing of certain qualified property, (v) limitation on the deduction for net interest expense incurred by a U.S. corporation, and (vi) modification and/or repeal of a number of other international provisions.

On December 22, 2017, Staff Accounting Bulletin No. 118 (“SAB 118”) was issued to address the application of US GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Act. In accordance with SAB 118, the Company has calculated the best estimate of the impact of the Act in its year end income tax provision in accordance with the Company’s understanding of the Act and guidance available as of the date of this filing. The provisional amount related to the re-measurement of certain deferred tax assets and liabilities, based on the rates at which they are expected to reverse in the future, was $346. The provisional amount related to restructuring decisions implemented as a result of the Act was $395. The Company also recorded a $48 benefit related to the release of valuation allowance on AMT credits and $8 charge for the write-off of deferred tax assets associated with deferred compensation plans.

In January 2018, the FASB released guidance on the accounting for tax on the global intangible low-taxed income (“GILTI”) provisions of the Act. The GILTI provisions impose a tax on foreign income in excess of a deemed return on tangible assets of foreign corporations. The guidance indicates that either accounting for deferred taxes related to GILTI inclusions or treating any taxes on GILTI inclusions as period cost are both acceptable methods subject to an accounting policy election. Effective the first quarter of 2018, the Company will elect to treat any potential GILTI inclusions as a period cost as it is not projecting any material impact from GILTI inclusions and any deferred taxes related to any inclusion would be immaterial.

For additional information regarding our income and mining taxes, including details of our deferred tax assets, see Note 10 to our Consolidated Financial Statements.

Equity income (loss) of affiliates was $(16),  $(13), and $(45) in 2017,  2016, and 2015, respectively. The increased loss in 2017 from 2016 is mainly due to a $5 increase in losses recognized at La Zanja as a result of an impairment of its long-lived assets. The equity loss from affiliates decreased in 2016 from 2015 primarily due to $30 of losses recognized in 2015 at La Zanja from increased exploration spending on the Pampa Verde Project.

The details of our Net income (loss) from discontinued operations, net of tax are set forth below:

	Years Ended
	December 31,		Increase	Percent
	2017	2016	(decrease)	Change
Holt royalty obligation	$(44)	$(50)	$6	(12)%
Batu Hijau contingent consideration	6	—	6	N.M.
Batu Hijau operations	—	517	(517)	N.M.
Loss on sale of Batu Hijau	—	(600)	600	N.M.
	$(38)	$(133)	$95	(71)%

	Years Ended
	December 31,		Increase	Percent
	2016	2015	(decrease)	Change
Holt royalty obligation	$(50)	$27	$(77)	(285)%
Batu Hijau operations	517	418	99	24
Loss on sale of Batu Hijau	(600)	—	(600)	N.M.
	$(133)	$445	$(578)	(130)%

N.M. – Not meaningful.

The Holt royalty obligation increased in 2017 primarily due to an increase in short-term gold price and an increase in production based on gold reserves and resources from Kirkland Lake Gold Ltd., which were updated in March 2017, which resulted in an increase in the net loss from discontinued operations in 2017. The Holt royalty obligation increased in 2016 primarily due to increases in short-term gold price and decreases in discount rates, which resulted in an increase in the net loss from discontinued operations in 2016. The Holt royalty obligation decreased in 2015 primarily due to decreases in short-term gold prices and increases in discount rates, which resulted in an increase in net income from discontinued operations in 2015.

The Batu Hijau contingent consideration resulting from the Batu Hijau Transaction increased in 2017 compared to 2016 primarily due to an increase in short-term copper price in 2017.

The Batu Hijau Transaction was completed in November 2016. The income from Batu Hijau increased in 2016 compared to 2015 primarily due to higher gold sale volumes, higher average realized gold prices and lower operating costs, partially offset by lower copper sale volumes and lower realized copper prices.

Newmont recognized a loss on the sale of Batu Hijau of $600 in 2016.

For additional information regarding our discontinued operations, see Note 3 to our Consolidated Financial Statements. For discussion regarding Batu Hijau’s operating results, see the Discontinued operations section in Results of Consolidated Operations below.

Net loss (income) attributable to noncontrolling interests, net of tax from continuing operations was $(11),  $570, and $140 in 2017,  2016, and 2015, respectively. The income from noncontrolling interests increased in 2017 compared to 2016 due to decreased losses at Yanacocha, primarily related to the 2016 impairment of long-lived assets, and increased earnings at Merian due to a full year of production in 2017. The loss from noncontrolling interests increased in 2016 compared to 2015 due to the impairment of long-lived assets at Yanacocha in 2016.

Other comprehensive income (loss) was $42,  $-, and $144 in 2017, 2016, and 2015, respectively. The increase in 2017 from 2016 was primarily due to the change in fair value of marketable securities and pension and other post-retirement benefits, partially offset by a reduced impact from cash flow hedge instruments. The decrease in 2016 from 2015 was primarily due to the sale of Regis in the 2016 compared to unrealized gains in Regis in 2015.

Results of Consolidated Operations

	Gold or Copper			Costs Applicable			Depreciation and			All-In Sustaining
	Produced			to Sales (1)			Amortization			Costs (2)
	2017	2016	2015	2017	2016	2015	2017	2016	2015	2017	2016	2015
GOLD	(ounces in thousands)			($ per ounce sold)			($ per ounce sold)			($ per ounce sold)
North America	2,211	2,024	1,643	$710	$702	$758	$244	$207	$189	$895	$869	$979
South America	1,048	759	918	709	759	607	229	408	361	959	1,052	949
Australia	1,573	1,641	1,665	672	630	667	132	135	146	823	786	818
Africa	822	819	805	655	666	522	276	270	186	823	833	718
Total / Weighted Average for continuing operations	5,654	5,243	5,031	$691	$682	$663	$216	$225	$209	$924	$912	$933
Attributable to Newmont	5,266	4,898	4,584

COPPER	(pounds in millions)			($ per pound sold)			($ per pound sold)			($ per pound sold)
North America	33	42	46	$1.73	$2.48	$1.97	$0.46	$0.66	$0.45	$2.09	$2.88	$2.30
Australia	80	77	79	1.37	1.67	1.71	0.27	0.32	0.31	1.69	2.00	2.06
Total / Weighted Average for continuing operations	113	119	125	$1.47	$1.95	$1.80	$0.33	$0.44	$0.36	$1.80	$2.30	$2.15

COPPER	(tonnes in thousands)
North America	15	19	21
Australia	36	35	36
Total / Weighted Average for continuing operations	51	54	57

(1)	Excludes Depreciation and amortization and Reclamation and remediation.
(2)	All-In Sustaining Costs is a non-GAAP financial measure. See Non-GAAP Financial Measures beginning on page 74.

2017 compared to 2016

Consolidated gold ounces produced increased 8% due to:

•

higher production from North America due to a full year’s production at Long Canyon, higher ore placement and recoveries at Valley Leach Fill 2 at CC&V and higher ore grade milled at Carlin and Phoenix, partially offset by lower ore grades and throughput at Twin Creeks and geotechnical issues at the Silverstar mine at Carlin;

•	higher production from South America primarily due to a full year’s production at Merian partially offset by lower mill grade and lower leach tons placed at Yanacocha;

•

lower production from Australia due to lower ore grade milled at Boddington, Tanami and Kalgoorlie partially offset by higher mill throughput at Boddington and Tanami. The higher throughput at Tanami was partially offset by the mill being placed into care and maintenance for 21 days in early 2017 following record high rainfall that blocked transport routes, limiting access to fuel and other resources; and

•	consistent production from Africa at both Ahafo and Akyem.

Consolidated copper production decreased 5% primarily due to lower heap leach placement and lower mill grade and throughput at Phoenix and partially offset by higher production at Boddington from higher mill grade and throughput at Boddington.

Costs applicable to sales per consolidated gold ounce increased 1% due to higher direct operating costs, partially offset by higher gold ounces sold and lower leach pad inventory adjustments. Costs applicable to sales per consolidated copper pound decreased 25% primarily due to a lower co-product allocation of costs to copper.

Depreciation and amortization per gold ounce decreased 4% due to higher ounces sold, a lower asset balance at Yanacocha resulting from an impairment recorded in December 2016, and lower leach pad inventory adjustments. Depreciation and amortization per consolidated copper pound decreased 25% due to a lower co-product allocation of depreciation and amortization to copper.

All-in sustaining costs per consolidated gold ounce increased 1% primarily due to higher costs applicable to sales per ounce. All-in sustaining costs per copper pound decreased 22% primarily due to lower costs applicable to sales per pound.

2016 compared to 2015

Consolidated gold ounces produced increased 4% due to:

•

higher production from North America due to a full year of operation at CC&V, Long Canyon achieving commercial production in November 2016, and higher ore tons, grade and leach recoveries at Carlin, partially offset by a planned stripping campaign at Twin Creeks;

•	lower production from South America primarily due to lower mill throughput, recovery and grade at Yanacocha, partially offset by Merian achieving commercial production in October 2016.

•

lower production at our Australia operations due to the sale of Waihi in October 2015, partially offset by higher throughput and higher ore grade milled at Kalgoorlie, higher ore tons mined and milled an Tanami, and higher throughput and mill recovery rates at Boddington; and

•

higher production from Africa due to higher throughput as a result of higher mill utilization and slightly higher mill recovery rates, partially offset by lower grades milled and a build-up of mill in-circuit inventory;

Consolidated copper production decreased 5% primarily due to lower heap leach recoveries and lower ore grade milled at Phoenix and lower ore grade milled at Boddington, partially offset by higher throughput and recovery at Boddington.

Costs applicable to sales per consolidated gold ounce and copper pound increased 3% and 8%, respectively, due to higher leach pad and stockpile inventory adjustments at Yanacocha and Ahafo and lower ore grade mined and milled, partially offset by higher ounces sold as a result of more ore tons mined and higher mill throughput.

Depreciation and amortization increased 8% and 22% per gold ounce and copper pound, respectively, due to higher stockpile inventory adjustments, higher amortization rates, capitalization of additional assets, and lower copper pounds sold.

All-in sustaining costs per consolidated gold ounce decreased 2% primarily due to higher ounces sold and lower sustaining capital spend. All-in sustaining costs per consolidated copper pound sold increased 7% primarily due to lower copper pounds sold.

North America Operations

	Gold or Copper			Costs Applicable			Depreciation and			All-In Sustaining
	Produced			to Sales (1)			Amortization			Costs (2)
	2017	2016	2015	2017	2016	2015	2017	2016	2015	2017	2016	2015
GOLD	(ounces in thousands)			($ per ounce sold)			($ per ounce sold)			($ per ounce sold)
Carlin	972	944	886	$823	$844	$891	$228	$212	$223	$1,030	$1,048	$1,134
Phoenix	239	209	205	854	802	821	225	251	212	1,034	937	980
Twin Creeks	375	453	471	611	514	521	170	113	108	756	613	653
Long Canyon (3)	174	22	—	338	186	—	426	223	—	364	227	—
CC&V	451	396	81	624	553	532	271	276	232	729	621	683
Total / Weighted Average (4)	2,211	2,024	1,643	$710	$702	$758	$244	$207	$189	$895	$869	$979

COPPER	(pounds in millions)			($ per pound sold)			($ per pound sold)			($ per pound sold)
Phoenix	33	42	46	$1.73	$2.48	$1.97	$0.46	$0.66	$0.45	$2.09	$2.88	$2.30

COPPER	(tonnes in thousands)
Phoenix	15	19	21

(1)	Excludes Depreciation and amortization and Reclamation and remediation.
(2)	All-In Sustaining Costs is a non-GAAP financial measure. See Non-GAAP Financial Measures beginning on page 74.
(3)	Long Canyon achieved commercial production in November 2016.
(4)	All-In Sustaining Costs and Depreciation and amortization include expense for other regional projects.

2017 compared to 2016

Carlin, USA. Gold production increased 3% primarily due to higher tons and ore grade mined at Leeville partially offset by halted mining activity at the Silverstar mine due to the geotechnical issues in the fourth quarter of 2016. Costs applicable to sales per ounce decreased 2% due to higher ounces sold. Depreciation and amortization per ounce increased 8% primarily due to lower surface grades mined resulting in inventory drawdowns. All-in sustaining costs per ounce decreased 2% primarily due to lower costs applicable to sales per ounce.

Phoenix, USA. Gold production increased 14% due to higher mill grades, and higher leach placement from mining in the Brooks pit at Lone Tree. Copper production decreased 21% primarily due to lower copper leach placement and lower mill grade and throughput.  Costs applicable to sales per ounce increased 6% primarily due to a higher co-product allocation of costs to gold partially offset by higher ounces sold.  Costs applicable to sales per pound decreased 30% due to a copper leach pad inventory adjustment in the prior year, a lower co-product allocation of costs to copper and lower leaching costs as a result of lower acid consumption.  Depreciation and amortization per ounce decreased 10% due to lower amortization rates. Depreciation and amortization per pound decreased 30% primarily due to a copper leach pad inventory adjustment in the prior year, lower amortization rates and a lower co-product allocation of depreciation and amortization to copper. All-in sustaining costs per ounce increased 10% primarily due to higher costs applicable to sales per ounce and higher sustaining capital spend. All-in sustaining costs per pound decreased 27% primarily due to lower costs applicable to sales per pound.

Twin Creeks, USA. Gold production decreased 17% due to lower ore grade mined, lower mill throughput at the Juniper mill due to harder ore and lower ore grades processed at the Sage mill to optimize recovery rates.  Costs applicable to sales per ounce increased 19% due to lower ounces sold and higher stockpile and leach pad inventory adjustments.  Depreciation and amortization per ounce increased 50% primarily due to lower ounces sold and higher stockpile and leach pad inventory adjustments. All-in sustaining costs per ounce increased 23% due to the higher costs applicable to sales per ounce and higher sustaining capital.

Long Canyon, USA. Long Canyon achieved commercial production in November 2016.

CC&V, USA. Gold production increased 14% primarily due to a full year of ore placement at the Valley Leach Fill 2 leach pad and higher mill throughput. Costs applicable to sales per ounce increased 13% primarily due to higher processing costs.  Depreciation and amortization per ounce decreased 2% primarily due to higher ounces sold. All-in sustaining cost per ounce increased 17% primarily due to higher costs applicable to sales per ounce and higher sustaining capital.

2016 compared to 2015

Carlin, USA. Gold production increased 7% primarily due to higher tons mined at Leeville, higher ore tons and ore grade mined at Silverstar, and higher heap leach recoveries at Emigrant. Costs applicable to sales per ounce decreased 5% due to lower stockpile and leach pad inventory adjustments, higher ounces sold and lower waste tons mined. Depreciation and amortization per ounce decreased 5% primarily due to higher ounces sold. All-in sustaining costs per ounce decreased 8% due to lower costs applicable to sales per ounce and lower sustaining capital spend.

Phoenix, USA. Gold production increased 2% due to higher production at Lone Tree from mining in the Brooks pit, partially offset by lower mill recoveries. Copper pounds produced decreased 9% primarily due to lower heap leach recoveries and lower ore grade milled Costs applicable to sales per ounce decreased 2% primarily due to higher ounces sold at Lone Tree. Costs applicable to sales per pound increased 26% due to lower copper pounds sold and increased inventory adjustments. Depreciation and amortization per ounce increased 18% due to the capitalization of additional assets and increased inventory adjustments. Depreciation and amortization per pound increased 47% due to lower copper pounds sold. All-in sustaining costs per ounce decreased 4% due to higher ounces sold at Lone Tree. All-in sustaining costs per pound increased 25% primarily due to lower copper pounds sold.

Twin Creeks, USA. Gold production decreased 4% due to a planned stripping campaign at Twin Creeks, partially offset by higher ore tons mined at Turquoise Ridge. Costs applicable to sales per ounce decreased 1% due to lower inventory adjustments. Depreciation and amortization per ounce increased 5% primarily due to lower ounces sold. All-in sustaining costs per ounce decreased 6% due to lower costs applicable to sales per ounce and lower sustaining capital spend.

Long Canyon, USA. Long Canyon achieved commercial production in November 2016. The project was safely completed under budget and two months ahead of schedule, with over 20,000 gold ounces produced in 2016.

CC&V, USA. We purchased 100% of the Cripple Creek & Victor gold mining business in Colorado from AngloGold Ashanti Limited in August 2015.

South America Operations

	Gold Ounces			Costs Applicable			Depreciation and			All-In Sustaining
	Produced			to Sales (1)			Amortization			Costs (2)
	2017	2016	2015	2017	2016	2015	2017	2016	2015	2017	2016	2015
GOLD	(in thousands)			($ per ounce sold)			($ per ounce sold)			($ per ounce sold)
Yanacocha	535	655	918	$939	$824	$607	$250	$431	$346	$1,194	$1,058	$880
Merian (3)	513	104	—	467	342	—	179	122	—	572	374	—
Total / Weighted Average (4)	1,048	759	918	$709	$759	$607	$229	$408	$361	$959	$1,052	$949
Yanacocha (48.65%) (5)	(260)	(319)	(447)
Merian (25.00%)	(128)	(26)	—
Attributable to Newmont	660	414	471

(1)	Excludes Depreciation and amortization and Reclamation and remediation.
(2)	All-In Sustaining Costs is a non-GAAP financial measure. See Non-GAAP Financial Measures beginning on page 74.
(3)	Commercial production at Merian was achieved in October 2016.
(4)	All-In Sustaining Costs and Depreciation and amortization include expense for other regional projects.
(5)

In December 2017, MYSRL repurchased 5% of its shares held by the International Finance Corporation, increasing Newmont’s ownership in Yanacocha from 51.35% to 54.05% as of December 31, 2017. For the year, Newmont’s ownership was 51.35%. For further information about this transaction, see Note 12 to our Consolidated Financial Statements.

2017 compared to 2016

Yanacocha, Peru. Gold production decreased 18% primarily due to lower mill grade, recovery and throughput as well as lower leach tons placed, partially due to the Yanacocha mine nearing the end of its current mining operations. Costs applicable to sales per ounce increased 14% due to lower ounces sold and higher processing costs, partially offset by lower leach pad inventory adjustments. Depreciation and amortization per ounce decreased 42% due a lower asset balance resulting from an impairment recorded in December 2016 and lower leach pad inventory adjustments, partially offset by lower ounces sold.  All-in sustaining costs per ounce increased 13% primarily due to the higher costs applicable to sales per ounce.

Merian, Suriname. Merian achieved commercial production in October 2016.

2016 compared to 2015

Yanacocha, Peru. Gold production decreased 29% primarily due to lower mill throughput, recovery and grade, and lower leach tons placed at a lower grade. Costs applicable to sales per ounce increased 36% primarily due to lower ounces sold and higher leach pad inventory adjustments. Depreciation and amortization per ounce increased 25% due to lower ounces sold and higher leach pad inventory adjustments. All-in sustaining costs per ounce increased 20% due to higher costs applicable to sales per ounce.

Merian, Suriname. Merian achieved commercial production in October 2016. The project was safely completed under budget and on schedule, with over 100,000 gold ounces produced in 2016.

Australia Operations

	Gold or Copper			Costs Applicable			Depreciation and			All-In Sustaining
	Produced			to Sales (1)			Amortization			Costs (2)
	2017	2016	2015	2017	2016	2015	2017	2016	2015	2017	2016	2015
GOLD	(ounces in thousands)			($ per ounce sold)			($ per ounce sold)			($ per ounce sold)
Boddington	787	800	794	$714	$673	$699	$143	$139	$139	$835	$775	$799
Tanami	419	459	436	616	518	519	165	179	189	787	739	724
Waihi (3)	—	—	119	—	—	473	—	—	125	—	—	543
Kalgoorlie	367	382	316	645	680	855	54	50	66	734	775	965
Total / Weighted Average (4)	1,573	1,641	1,665	$672	$630	$667	$132	$135	$146	$823	$786	$818

COPPER	(pounds in millions)			($ per pound sold)			($ per pound sold)			($ per pound sold)
Boddington	80	77	79	$1.37	$1.67	$1.71	$0.27	$0.32	$0.31	$1.69	$2.00	$2.06

COPPER	(tonnes in thousands)
Boddington	36	35	36

(1)	Excludes Depreciation and amortization and Reclamation and remediation.
(2)	All-In Sustaining Costs is a non-GAAP financial measure. See Non-GAAP Financial Measures beginning on page 74.
(3)	The Company sold the Waihi mine in October 2015.
(4)	All-In Sustaining Costs and Depreciation and amortization include expense for other regional projects.

2017 compared to 2016

Boddington, Australia. Gold production decreased 2% primarily due to lower ore grade milled, partially offset by higher mill throughput. Copper production increased 4% due to higher mill throughput, partially offset by lower recovery.  Costs applicable to sales per ounce increased 6% due to a higher co-product allocation of costs to gold, higher oil prices and unfavorable Australian dollar foreign currency exchange rate.  Costs applicable to sales per pound decreased 18% primarily due to higher copper pounds sold and a lower co-product allocation of costs to copper, partially offset by higher oil prices and an unfavourable Australian dollar foreign currency exchange rate.  Depreciation and amortization per ounce increased 3% primarily due to a higher co-product allocation of depreciation and amortization to gold. Depreciation and amortization per pound decreased 16% due to higher copper pounds sold and a lower co-product allocation of depreciation and amortization to copper. All-in sustaining costs per ounce increased 8% due to higher costs applicable to sales per ounce and higher sustaining capital spend. All-in sustaining costs per pound decreased 16% primarily due to lower costs applicable to sales per pound and lower treatment and refining costs.

Tanami, Australia. Gold production decreased 9% primarily due to lower ore grade mined partially offset by higher mill throughput as a result of the Tanami Expansion project achieving commercial production during the third quarter of  2017. The higher throughput was partially offset by the mill being placed into care and maintenance for 21 days in early 2017 following record high rainfall that blocked transportation routes, limiting access to fuel and other resources. Costs applicable to sales per ounce increased 19% primarily due to lower ounces sold, higher oil prices, an unfavorable Australian dollar foreign currency exchange rate and lower allocation of costs for deferred mine development.  Depreciation and amortization per ounce decreased 8% primarily due to lower amortization rates. All-in sustaining costs per ounce increased 6% due to higher costs applicable to sales per ounce, partially offset by lower sustaining capital spend and lower exploration and advanced project spend.

Kalgoorlie, Australia. Gold production decreased 4% primarily due to a draw-down of gold in-circuit inventory in the prior year, coupled with lower ore grade milled and lower throughput.  Mill grade was lower due to  a geotechnical event in the first quarter of 2017 impacting mining rates and grades.  Costs applicable to sales per ounce decreased 5% due to a favorable strip ratio, lower selling costs and lower site support costs, partially offset by lower ounces sold, higher oil prices and an unfavorable Australian dollar foreign currency exchange rate. Depreciation and amortization per ounce increased 8% due to lower ounces sold. All-in sustaining costs per ounce decreased 5% due to lower costs applicable to sales per ounce sold and lower treatment and refining costs, partially offset by higher exploration spend.

2016 compared to 2015

Boddington, Australia. Gold production increased 1% primarily due to higher mill throughput and recovery, partially offset by lower ore grade milled. Copper production decreased 3% due to lower ore grade milled as a result of lower ore grade mined, partially offset by higher throughput and recovery. Costs applicable to sales per ounce decreased 4% due to higher ounces sold, lower oil prices, and stockpile inventory adjustments in the prior year, partially offset by higher mill maintenance costs and a higher co-product allocation of costs to gold due to changes in the gold and copper revenue percentages. Costs applicable to sales per pound decreased 2% primarily due to lower oil prices, lower co-product allocation of costs to copper due to changes in the gold and copper revenue percentages and stockpile inventory adjustments in the prior year, partially offset by lower copper pounds sold and higher mill maintenance costs. Depreciation and amortization per ounce was in line with prior year. Depreciation and amortization per pound increased 3% due to lower copper pounds sold. All-in sustaining costs per ounce decreased 3% due to lower costs applicable to sales per ounce. All-in sustaining costs per pound decreased 3% due to lower cost applicable to sales per pound.

Tanami, Australia. Gold production increased 5% mainly due to higher throughput as a result of higher ore tons mined, partially offset by lower ore grade milled. Costs applicable to sales per ounce was in line with prior year primarily due to higher ounces sold and lower oil prices, mostly offset by higher mining costs due to lower capitalization of mine development, higher paste fill activity and higher maintenance costs. Depreciation and amortization per ounce decreased 5% primarily due to higher ounces sold. All-in sustaining costs per ounce increased 2% due to higher sustaining capital per ounce sold, higher advanced projects spend, and higher brownfield exploration spend.

Waihi, New Zealand. The sale of Waihi to OceanaGold Corporation was completed in October 2015.

Kalgoorlie, Australia. Gold production increased 21% primarily due to higher mill throughput, driven by higher milling rates and mill utilization, as well as higher ore grade milled. Costs applicable to sales per ounce decreased 20% due to higher ounces sold and lower oil prices. Depreciation and amortization per ounce decreased 24% due to higher ounces sold and lower amortization rates. All-in sustaining costs per ounce decreased 20% due to lower costs applicable to sales per ounce and lower sustaining capital spend per ounce sold.

Africa Operations

	Gold Ounces			Costs Applicable			Depreciation and			All-In Sustaining
	Produced			to Sales (1)			Amortization			Costs (2)
	2017	2016	2015	2017	2016	2015	2017	2016	2015	2017	2016	2015
GOLD	(in thousands)			($ per ounce sold)			($ per ounce sold)			($ per ounce sold)
Ahafo	349	349	332	$766	$895	$620	$206	$268	$160	$961	$1,152	$892
Akyem	473	470	473	573	497	449	325	269	202	664	584	572
Total / Weighted Average (3)	822	819	805	$655	$666	$522	$276	$270	$186	$823	$833	$718

(1)	Excludes Depreciation and amortization and Reclamation and remediation.
(2)	All-In Sustaining Costs is a non-GAAP financial measure. See Non-GAAP Financial Measures beginning on page 74.
(3)	All-In Sustaining Costs and Depreciation and amortization include expense for other regional projects.

2017 compared to 2016

Ahafo, Ghana. Gold production was in line with the prior year. Costs applicable to sales per ounce decreased 14% primarily due to lower stockpile inventory adjustments and lower oil prices.  Depreciation and amortization per ounce decreased 23% primarily due to lower stockpile inventory adjustments. All-in sustaining costs per ounce sold decreased 17% primarily due to lower costs applicable to sales per ounce and lower sustaining capital.

Akyem, Ghana. Gold production increased 1% primarily due to higher mill recovery.  Costs applicable to sales per ounce increased 15% primarily due to stockpile inventory adjustments in current year and an unfavorable strip ratio, partially offset by lower oil prices.  Depreciation and amortization per ounce increased 21% due to stockpile inventory adjustments in the current year. All-in sustaining costs per ounce increased 14% due to higher costs applicable to sales per ounce, partially offset by lower exploration spend.

2016 compared to 2015

Ahafo, Ghana. Gold production increased 5% due to higher throughput as a result of higher mill utilization and slightly higher mill recovery rates, partially offset by lower ore grade milled. Costs applicable to sales per ounce increased 44% primarily due to higher stockpile inventory adjustments, partially offset by higher ounces sold and lower oil prices. Depreciation and amortization per ounce increased 68% due to higher stockpile inventory adjustments. All-in sustaining costs per ounce increased 29% due to higher costs applicable to sales per ounce, partially offset by lower sustaining capital spend.

Akyem, Ghana. Gold production decreased 1% due to lower ore grade milled and a build-up of in-circuit inventory, partially offset by higher throughput and higher mill recovery rates. Costs applicable to sales per ounce increased 11% due to a drawdown of ore stockpile inventory and higher milling costs, partially offset by lower oil prices. Depreciation and amortization per ounce increased 33% due to higher amortization rates and capitalization of assets. All-in sustaining costs per ounce increased 2% due to higher costs applicable to sales per ounce, partially offset by lower sustaining capital spend.

Discontinued Operations

	Gold or Copper Produced
	2016	2015

GOLD	(ounces in thousands)
Batu Hijau	701	676
Attributable to Newmont (48.5%)	340	328

COPPER	(pounds in millions)
Batu Hijau	413	494
Attributable to Newmont (48.5%)	200	240

COPPER	(tonnes in thousands)
Batu Hijau	187	224
Attributable to Newmont (48.5%)	91	109

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

Our foreign operations sell their gold and copper production based on U.S. dollar metal prices. Approximately 32%,  33% and 37% of our Costs applicable to sales were paid in currencies other than the U.S. dollar in 2017,  2016 and 2015, respectively, of which approximately 27% was denominated in the Australian dollar in the current year. Variations in the local currency exchange rates in relation to the U.S. dollar at our foreign mining operations increased Costs applicable to sales by $1 per ounce, net of hedging losses, in 2017 compared to 2016, of which Australia accounted for approximately $3 per ounce of the total increase, which was partially offset by Suriname of approximately $2 per ounce.  Variations in the local currency exchange rates in relation to the U.S. dollar at our foreign mining operations decreased Costs applicable to sales by $2 per ounce, net of hedging losses, in 2016 compared to 2015, of which Australia accounted for approximately $1 of the total decrease.

We hedge a portion of our forecasted Australian dollar denominated operating expenditures to reduce variability of our Australia dollar exposure.  Due to the limited nature of the Company’s current Australian hedge program, which extends through February 2018, increases to the Australian dollar/U.S. dollar exchange rate could result in increased costs. The Company may extend its Australian dollar hedge program in the future.

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

At December 31, 2017, we had $3,259 in Cash and cash equivalents, of which $783 was held in foreign subsidiaries the majority of which is held in U.S. dollar denominated accounts with the remainder in foreign currencies readily convertible to U.S. dollars. At December 31, 2017, $318 of the consolidated cash and cash equivalents was attributable to noncontrolling interests primarily related to our Peru and Suriname operations, which is being held to fund operating costs and capital expenditures at those operations. At December 31, 2017, $697 in consolidated cash and cash equivalents ($386 attributable to Newmont) was held at certain foreign subsidiaries that, if repatriated, may be subject to withholding taxes. We expect that there would be no additional tax burden upon repatriation after considering the cash cost associated with the withholding taxes. We believe that our liquidity and capital resources from U.S. operations and flow-through foreign subsidiaries are adequate to fund our U.S. operations and corporate activities.

We believe our existing consolidated cash and cash equivalents, available capacity on our revolving credit facility, and cash generated from continuing operations will be adequate to satisfy working capital needs, fund future growth, meet debt obligations, pay dividends and meet other liquidity requirements for the foreseeable future. At December 31, 2017, no borrowings were outstanding under our revolving credit facility.

Our financial position was as follows:

	At December 31,
	2017	2016
Cash and cash equivalents	$3,259	$2,756
Debt	4,065	4,615
Net Debt	$806	$1,859
Borrowing capacity on revolving credit facility expiring May 2022	$2,920	$2,920

Liquidity Overview

During 2017, we had a net increase in cash, cash equivalents and restricted cash of $516 primarily resulting from operating cash flows from continuing operations of $2,350, partially offset by $866 for additions to property, plant and mine development, $580 of debt repayments, purchases of investments of $130, dividends paid to common stockholders of $134, net distributions to our noncontrolling partners at Merian of $84 and $48 for acquisitions of noncontrolling interests.

During 2016, we had a net increase in cash, cash equivalents and restricted cash of $394 primarily resulting from operating cash flows from continuing operations of $1,923 in addition to proceeds received from the sale of our economic interest in PTNNT of $920 and the sale of our investment in Regis of $184. These inflows were partially offset by $1,312 of debt repayments, $1,133 for additions to property, plant and mine development, $146 for dividends paid to noncontrolling interests at Yanacocha and $67 for dividends paid to common stockholders.

During 2015, we had a net increase in cash, cash equivalents and restricted cash of $128 primarily resulting from operating cash flows from continuing operations of $1,588 in addition to net proceeds received from a common stock issuance of $675, funding from noncontrolling interest of $109, proceeds received from the sales of the Waihi mine of $77 and proceeds from the sale of our ownership interest in EGR of $70. These inflows were partially offset by $1,311 for additions to property, plant and mind development, $819 for the acquisition of CC&V, $229 of debt repayments and $52 for dividends paid to common stockholders.

Our Consolidated Statements of Cash Flows are summarized as follows:

	Years Ended December 31,
	2017	2016	2015
Net cash provided by (used in) operating activities of continuing operations	$2,350	$1,923	$1,588
Net cash provided by (used in) operating activities of discontinued operations	(15)	869	557
Net cash provided by (used in) operating activities	$2,335	$2,792	$2,145

Net cash provided by (used in) investing activities of continuing operations	$(961)	$(34)	$(1,951)
Net cash provided by (used in) investing activities of discontinued operations	—	(46)	(90)
Net cash provided by (used in) investing activities	$(961)	$(80)	$(2,041)

Net cash provided by (used in) financing activities of continuing operations	$(864)	$(1,486)	$527
Net cash provided by (used in) financing activities of discontinued operations	—	(331)	(225)
Net cash provided by (used in) financing activities	$(864)	$(1,817)	$302

Operating Activities

Net cash provided by (used in) operating activities of continuing operations was $2,350 in 2017, an increase of $427 from 2016 primarily due to higher sales volumes and higher average realized metal prices, partially offset by higher direct operating costs. Net cash provided by (used in) operating activities of continuing operations was $1,923 in 2016, an increase of $335 from 2015 primarily due to higher average realized gold prices resulting in higher sales, partially offset by unfavorable movements in working capital, slightly higher operating costs and lower average realized copper prices.

Investing Activities

Net cash provided by (used in) investing activities of continuing operations was $(961) in 2017 compared to $(34) and $(1,951) in 2016 and 2015, respectively, for the reasons explained below.

Additions to property, plant and mine development were $866, $1,133 and $1,311, during 2017,  2016 and 2015, respectively, as follows:

	Years Ended December 31,
	2017	2016	2015
North America:
Carlin	$174	$173	$270
Phoenix	25	22	25
Twin Creeks	52	37	48
Long Canyon	10	119	128
CC&V	33	59	66
Other North America	9	9	8
	303	419	545
South America:
Yanacocha	51	83	100
Merian	105	221	356
	156	304	456
Australia:
Boddington	80	65	58
Tanami	108	145	98
Waihi	—	—	12
Kalgoorlie	21	20	21
Other Australia	5	4	5
	214	234	194
Africa:
Ahafo	181	87	92
Akyem	26	22	45
	207	109	137
Corporate and Other	10	11	38
Accrual basis	890	1,077	1,370
Decrease (increase) in accrued capital expenditures and other non-cash adjustments	(24)	56	(59)
Cash basis	$866	$1,133	$1,311

Of the $866 of capital expenditures during the year ended December 31, 2017, $290 was for development projects predominantly comprised of:

•	$22 in North America primarily related to Twin Creeks Underground and Long Canyon;
•	$81 in South America primarily related to Merian and Quecher Main;
•	$49 in Australia primarily related to the Tanami Expansion project; and
•	$138 in Africa primarily related to the Subika Underground project and Ahafo Mill Expansion.

Not included in the capital expenditures in 2017 outlined above is $14 accrued under build-to-suit arrangements for the development of the Tanami Power project.

The remaining $600 was for sustaining capital expenditures predominantly comprised of:

•	$281 in North America primarily related to surface and underground mine development, tailings facility construction and capitalized component purchases;
•

$75 in South America primarily related to the tailings expansion and mobile mining equipment additions, the upgrade of water treatment facilities, a tailings facility expansion, capitalized component purchases and infrastructure improvements;

•	$165 in Australia primarily related to equipment and capitalized component purchases, underground mine development and tailings and support facilities; and
•	$69 in Africa primarily related to water treatment plant construction, a tailings facility expansion, purchase of mining equipment and capitalized component purchases.

Of the $1,133 of capital expenditures during the year ended December 31, 2016, $499 was for development of projects predominantly comprised of:

•	$184 in North America primarily related to the Long Canyon project and the CC&V Expansion project;
•	$222 in South America primarily related to the Merian project;
•	$61 in Australia primarily related to the Tanami Expansion project; and
•	$31 in Africa primarily related to the Subika Underground project and Ahafo Mill Expansion.

The remaining $578 was for sustaining capital expenditures predominantly comprised of:

•	$235 in North America primarily related to surface and underground mine development, tailings facility construction and capitalized component purchases;
•	$82 in South America primarily related to construction of water treatment facilities, a tailings facility expansion, capitalized component purchases and infrastructure improvements;
•	$173 in Australia primarily related to equipment and capitalized component purchases, underground mine development, and tailings and support facility construction; and
•	$78 in Africa primarily related to water treatment plant construction, a tailings facility expansion, purchase of mining equipment and capitalized component purchases.

Of the $1,311 of capital expenditures during the year ended December 31, 2015, $722 was for development of projects predominantly comprised of:

•	$271 in North America primarily related to the Turf Vent Shaft, Long Canyon and CC&V expansion projects;
•	$359 in South America primarily related to the Merian project;
•	$28 in Australia primarily related to the Tanami Expansion project; and
•	$36 in Africa primarily related to the Subika Underground project and the Ahafo Mill Expansion.

The remaining $648 was for sustaining capital expenditures predominantly comprised of:

•	$274 in North America primarily related to surface and underground mine development, tailings facility construction and capitalized component purchases;
•	$97 in South America primarily related to capitalized component purchases and infrastructure improvements;
•	$166 in Australia primarily related to equipment and capitalized component purchases, underground mine development and tailings and support facility construction; and
•	$101 in Africa primarily related to providing supplemental power capacity, a tailings facility expansion and capitalized component purchases.

Refer to the discussion above regarding our global project pipeline discussion for additional details.

During 2017, 2016 and 2015, $77, $99 and $107, respectively, of drilling and related costs were capitalized and included in mine development costs. These capitalized costs included $22 at North America, $6 at South America, $44 at Australia and $5 at Africa in 2017; $35 at North America, $7 at South America, $52 at Australia and $5 at Africa in 2016 and $41 at North America, $7 at South America, $50 at Australia and $9 at Africa in 2015.

During 2017, 2016 and 2015, $11, $86 and $12, respectively, of pre-stripping costs were capitalized and included in mine development costs. Pre-stripping costs included the Goldstar pit at Carlin and Globe Hill at CC&V in North America in 2017; Goldstar pit at Carlin in North America and the Merian 2 pit at Merian in South America in 2016; and the Mega pit at Twin Creeks in North America in 2015.

Purchases of investments and Proceeds from sales of investments. During 2017, we paid $109 for a 19.9% interest in Continental Gold Inc., who is developing the high-grade Buriticá gold project in Columbia, and we paid $9 for interests in various other exploration phase companies in North America and South America. During 2017, 2016 and 2015, we paid $12, $15 and $17, respectively, for additional shares in TMAC. During 2017, we also received $19 from the redemption of marketable debt securities and $15 from the sale of approximately two-thirds of our interest in Novo Resources Corp. During 2016, we received $195 of which, $184 was from the sale of Regis, $8 was from the redemption of the Company’s auction rate securities, and $3 from the sale of various other investments.  During 2015, we received proceeds of $29 primarily from the sale of a certificate of deposit for $25.

Acquisitions, net.  During 2017, 2016 and 2015, we paid $15, $6 and $-, respectively, in contingent payments in accordance with the 2009 Boddington acquisition agreement. During 2015, we purchased the CC&V gold mining business in Colorado from AngloGold Ashanti Limited for $819 ($821 consideration, net of $2 cash acquired) and we purchased $4 in other mineral interests.

Proceeds from sale of other assets. During 2017, we received $5 from miscellaneous asset sales. During 2016, we received $9 from the settlement of various royalties on mineral interests. During 2015, we received $203 of which, $77 was from the sale of Waihi ($102 cash proceeds, net of $25 cash transferred), $70 was from the sale of EGR ($119 cash proceeds, net of $49 cash transferred), $38 from the sale of Hemlo mineral rights in Ontario, Canada, $12 from the sale of the Valmy property in Nevada and $6 from the sale of Relief Canyon in Nevada.

Proceeds from sale of Batu Hijau. During 2016, we received $920 from the sale of our economic interest in PTNNT.

Financing Activities

Net cash provided by (used in) financing activities of continuing operations was $(864) in 2017, compared to $(1,486) and $527 in 2016 and 2015, respectively, for the reasons explained below.

Repayment of debt. During 2017, we used $580 for debt repayments, of which $575 related to the 2017 Convertible Senior Notes. During 2016, we repaid $1,312, of which $1,033 related to reductions of Senior Notes and $275 related to the payoff of the 2019 Term Loan. During 2015, we repaid $229, of which $200 was for the 2019 Term Loan and $25 was for the Ahafo Project Finance Facility in Africa.

Scheduled minimum debt repayments are $- in 2018, $626 in 2019, $- in 2020, $- in 2021, $992 in 2022 and $2,474 thereafter. We generally expect to be able to fund maturities of debt from Net cash provided by (used in) operating activities, current investments, existing cash balances and available credit facilities. Depending upon market conditions and strategic considerations, we may choose to refinance some maturing debt in the capital markets.

For further information about our debt facilities, refer to Note 22 of the Consolidated Financial Statements.

Distributions to noncontrolling interests. During 2017, distributions of $178 were made by Merian to Staatsolie Maatschappij Suriname N.V. (“Staatsolie”) (a company wholly owned by the Republic of Suriname). During 2016, distributions of $3 were made by Merian to Staatsolie. There were no distributions prior to Merian achieving commercial production in October 2016.

Funding from noncontrolling interests. During 2017, we received $94, in funding related to the ongoing operations of Merian from Staatsolie. During 2016, we received $66 in funding for the development and ongoing operations of Merian from Staatsolie. During 2015, we received $109, in funding for the development of Merian from Staatsolie.

Dividends paid to common stockholders. We paid annual dividends of $0.250, $0.125 and $0.100 per common share during 2017, 2016 and 2015, respectively. On February 20, 2018, we declared a regular fourth quarter dividend of $0.14 per share, payable March 22, 2018 to holders of record at the close of business on March 8, 2018. Total dividends paid to common stockholders were $134, $67 and $52 in 2017, 2016 and 2015, respectively.

Acquisitions of noncontrolling interests. During 2017, 2016 and 2015, we paid $48, $19 and $8, respectively, for the acquisition of additional interests in existing investments.

Payments for withholding of employee taxes related to stock-based compensation.  During 2017, 2016 and 2015, we paid $13, $6 and $-, respectively, for withholding of employee taxes related to stock-based compensation.

Dividends paid to noncontrolling interests. During 2016, Yanacocha paid dividends to noncontrolling interests of $146.

Proceeds from stock issuance, net. During 2015, we received $675 in net proceeds from a common stock issuance. Proceeds from the common stock sale, supplemented with cash from our balance sheet, were used for the acquisition of CC&V.

Proceeds from sale of noncontrolling interests. During 2015, we received $37 of which $34 related to TMAC’s private placement to raise funds and $3 was for the remaining payment from the government of Suriname for the 25% noncontrolling interest in Merian.

Discontinued Operations

Net cash provided by (used in) operating activities of discontinued operations was $(15) in 2017, compared to $869 and $557 in 2016 and 2015, respectively. Of these amounts, $-, $880 and $569, respectively, related to the operating activities at Batu Hijau, $(12), $(11) and $(12), respectively, related to payments on the Holt property royalty and $(3) was paid in 2017 related to closing costs for the sale of Batu Hijau.

Net cash provided by (used in) investing activities of discontinued operations was $- in 2017, compared to $(46) and $90 in 2016 and 2015, respectively, and related entirely to Additions to property, plant and mine development at Batu Hijau.

Net cash provided by (used in) financing activities of discontinued operations was $- in 2017, compared to $(331) and $225 in 2016 and 2015, respectively. During 2016, we repaid $330 extinguishing the PTNNT revolving credit facility. During 2015, we repaid $225 to reduce the PTNNT revolving credit facility.

Corporate Revolving Credit Facilities

In May 2011, we entered into a $2,500 revolving credit facility, which was increased to $3,000 in May 2012. The facility is with a syndicate of financial institutions, provides for borrowings in U.S. dollars and contains a letter of credit sub-facility. Facility fees vary based on the credit ratings of our senior, uncollateralized, non-current debt. Borrowings under the facility bear interest at a market based rate plus a margin determined by our credit rating. During 2017, the credit facility was extended to May 25, 2022. Fees and other debt issuance costs related to the extension of the facility were recorded as a reduction to the carrying value of debt and will be amortized over the term of the facility. At December 31, 2017, we had no borrowings outstanding under the facility. There was $80 outstanding on the sub-facility for letters of credit at December 31, 2017 and 2016.

In September 2013, we entered into a Letter of Credit Facility Agreement (“LC Agreement”) with BNP Paribas, New York Branch. The LC Agreement established a $175 letter of credit facility for a three year period to support reclamation obligations. In 2017, the agreement was extended to September 30, 2020. The LC Agreement had a balance of $172 at December 31, 2017 and 2016.

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

At December 31, 2017 and 2016, we were in compliance with all debt covenants and provisions related to potential defaults.

Shelf Registration Statement

In September 2015, we filed with the SEC a shelf registration statement on Form S-3 which enables us to issue an indeterminate number or amount of common stock, preferred stock, debt securities, guarantees of debt securities and warrants from time to time at indeterminate prices. It also included the resale of an indeterminate amount of common stock, preferred stock and debt securities from time to time upon exercise of warrants or conversion of convertible securities.

Contractual Obligations

Our contractual obligations at December 31, 2017 are summarized as follows:

	Payments Due by Period
		Less than			More than
Contractual Obligations	Total	1 Year	1-3 Years	4-5 Years	5 Years
Debt(1)	$7,266	$205	$1,169	$1,277	$4,615
Capital lease and other financing obligations(2)	26	4	19	3	—
Remediation and reclamation liabilities (3)	3,748	104	324	211	3,109
Employee-related benefits (4)	902	113	186	138	465
Uncertain income tax liabilities and interest (5)	46	—	—	—	46
Operating leases	26	8	14	2	2
Minimum royalty payments (6)	84	31	53	—	—
Purchase obligations (7)	1,545	271	875	287	112
Other (8)	674	147	284	58	185
	$14,317	$883	$2,924	$1,976	$8,534

(1)	Debt includes principal of $4,092 and estimated interest payments of $3,174 on Senior Notes, assuming no early extinguishment.
(2)

Capital leases and other financing obligations include principal of $11 and estimated interest payments of $1 on capital lease obligations and minimum payments related to build-to-suit lease obligations of $14 on the Tanami Power project.

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

(4)

Contractual obligations for Employee-related benefits include severance, workers’ participation, pension and other benefit plans. Pension plan benefit payments beyond 2026 cannot be reasonably estimated given variable market conditions and actuarial assumptions and are not included.

(5)

We are unable to reasonably estimate the timing of our uncertain income tax liabilities and interest payments beyond 2018 due to uncertainties in the timing of the effective settlement of tax positions.

(6)	Minimum royalty payments are related to continuing operations and are presented net of recoverable amounts.
(7)

Purchase obligations are not recorded in the Consolidated Financial Statements. Purchase obligations represent contractual obligations for purchase of power, materials and supplies, consumables, inventories and capital projects.

(8)

Other includes service contracts and other obligations not recorded in our Consolidated Financial Statements of $431, as well as the Holt royalty of $243 accrued in Other current liabilities and Other noncurrent liabilities.

Off-Balance Sheet Arrangements

We have the following off-balance sheet arrangements: operating leases (as discussed in Note 27 to the Consolidated Financial Statements) and $2,321 of outstanding surety bonds, bank letters of credit and bank guarantees (see Note 29 to the Consolidated Financial Statements). At December 31, 2017, $80 of the $3,000 corporate revolving credit facility was used to secure the issuance of letters of credit, primarily supporting reclamation obligations.

We also have sales agreements or non-binding commitments to sell copper and gold concentrates at market prices as follows (in thousands of tons):

	2018	2019	2020	2021	2022	Thereafter
Phoenix	49	64	80	96	83	144
Boddington	217	80	80	60	60	180
	266	144	160	156	143	324

Environmental

Our mining and exploration activities are subject to various federal and state laws and regulations governing the protection of the environment. We have made, and expect to make in the future, expenditures to comply with such laws and regulations, but cannot predict the full amount of such future expenditures. At December 31, 2017 and 2016, $1,965 and $1,792, respectively, were accrued for reclamation costs relating to currently or recently producing or development stage mineral properties, of which $59 and $28, respectively, were classified as current liabilities.

In addition, we are involved in several matters concerning environmental obligations associated with former mining activities. Based upon our best estimate of our liability for these matters, $289 and $298 were accrued for such obligations at December 31, 2017 and 2016, respectively. We spent $44, $30 and $41 during 2017, 2016, and 2015, respectively, for environmental obligations related to the former, primarily historic, mining activities and have classified $41 and $33 as a current liability at December 31, 2017 and 2016, respectively. Expenditures during 2017 relate primarily to project spending at the Midnite mine site and Dawn mill site in Washington State. Expenditures during 2016 relate primarily to project spending at the Midnite mine site and Dawn mill site and the Con mine in Canada. Expenditures during 2015 relate primarily to the settlement payment with the State of California related to the Empire Star mine remediation and past costs, and project spending at the Midnite mine site and Dawn mill site and the Con mine.

During the year ended 2017, 2016, and 2015, capital expenditures were approximately $78, $79, and $137, respectively, to comply with environmental regulations.

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

	Years Ended December 31,
	2017	2016	2015
Net income (loss) attributable to Newmont stockholders	$(98)	$(627)	$220
Net income (loss) attributable to noncontrolling interests	11	(296)	84
Net loss (income) from discontinued operations (1)	38	133	(445)
Equity loss (income) of affiliates	16	13	45
Income and mining tax expense (benefit)	1,125	563	391
Depreciation and amortization	1,249	1,220	1,102
Interest expense, net	241	273	297
EBITDA	$2,582	$1,279	$1,694
Adjustments:
Reclamation and remediation charges (2)	$64	$88	$145
Loss (gain) on asset and investment sales (3)	(23)	(108)	(118)
Restructuring and other (4)	14	32	34
Impairment of long-lived assets (5)	14	977	56
Acquisition cost adjustments (6)	2	10	19
Loss on debt repayment (7)	—	55	—
La Quinua leach pad revision (8)	—	32	—
Impairment of investments (9)	—	—	115
Gain on deconsolidation of TMAC (10)	—	—	(76)
Ghana Investment Agreement (11)	—	—	27
Adjusted EBITDA	$2,653	$2,365	$1,896

(1)

Net loss (income) from discontinued operations relates to (i) adjustments in our Holt royalty obligation, presented net of tax expense (benefit) of $(24), $(19) and $11, respectively, and (ii) Batu Hijau operations, presented net of tax expense (benefit) of $-, $309 and $253, respectively, (iii) adjustments to our Batu Hijau Contingent Consideration, presented net of tax expense (benefit) of $4,  $- and $-, respectively, and (iv) the loss on sale of Batu Hijau, which has been recorded on an attributable basis. For additional information regarding our discontinued operations, see Note 3 to our Consolidated Financial Statements.

(2)

Reclamation and remediation charges, included in Reclamation and remediation, represent revisions to reclamation and remediation plans and cost estimates at the Company’s former historic mining operations. The 2017 charges include adjustments at the Rain, Midnite, Resurrection and San Luis remediation and closure sites in December 2017. The 2016 charges include adjustments to reclamation liabilities associated with the review of the Yanacocha long-term mining and closure plans in December 2016. The 2015 charges include adjustments to remediation liabilities associated with revisions to the remediation plan of the Midnite mine in December 2015.

(3)

Loss (gain) on asset and investment sales, included in Other income, net, primarily represents a gain from the exchange of our interest in the Fort á la Corne joint venture for equity ownership in Shore Gold in June 2017, the sale of our holdings in Regis in March 2016, income recorded in September 2016 associated with contingent consideration from the sale of certain properties in Nevada during the first quarter of 2015, sales of Hemlo mineral rights in Canada and the Relief Canyon mine in Nevada in March 2015, gains related to the sale of our holdings in EGR in July 2015 and Waihi in October 2015 and other gains or losses on asset sales.

(4)

Restructuring and other, included in Other expense, net, primarily represents certain costs associated with severance and outsourcing costs and system integration costs during 2016 related to our acquisition of CC&V in August 2015.

(5)

Impairment of long-lived assets, included in Impairment of long-lived assets, represents non-cash write-downs of long-lived assets. The 2016 impairments include $970 related to long-lived assets in Yanacocha in December 2016. See Note 7 to our Consolidated Financial Statements for further information.

(6)

Acquisition cost adjustments, included in Other expense, net, represent net adjustments to the contingent consideration and related liabilities associated with the acquisition of the final 33.33% interest in Boddington in June 2009. The 2015 adjustments also include costs related to our acquisition of CC&V in August 2015.

(7)

Loss on debt repayment, included in Other income, net, represents the impact from the debt tender offer on our 2019 Senior Notes and 2039 Senior Notes in March 2016 and the debt tender offer on our 2022 Senior Notes in November 2016.

(8)	La Quinua leach pad revision, included in Costs applicable to sales, represents a significant write-down of the estimated recoverable ounces at Yanacocha in September 2016.
(9)	Impairment of investments, included in Other income, net, represents other-than-temporary impairments on equity and cost method investments.
(10)	Gain on deconsolidation of TMAC, included in Other income, net, resulted from the deconsolidation of TMAC in July 2015.
(11)

Ghana Investment Agreement, included in Other expense, net, represents a charge from the ratification of revised investment agreements by Ghana’s Parliament in December 2015. For additional information regarding the Ghana Investment Agreement, see the discussion under the Africa Section of Item 2, Properties.

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

	Years Ended December 31,
	2017	2016	2015
Net income (loss) attributable to Newmont stockholders	$(98)	$(627)	$220
Net loss (income) attributable to Newmont stockholders from discontinued operations (1)	38	407	(221)
Net income (loss) attributable to Newmont stockholders from continuing operations	(60)	(220)	(1)
Reclamation and remediation charges, net (2)	64	51	145
Loss (gain) on asset and investment sales (3)	(23)	(108)	(118)
Restructuring and other, net (4)	9	27	29
Impairment of long-lived assets, net (5)	13	516	42
Acquisition cost adjustments (6)	2	10	19
Loss on debt repayment (7)	—	55	—
La Quinua leach pad revision, net (8)	—	26	—
Impairment of investments (9)	—	—	115
Gain on deconsolidation of TMAC (10)	—	—	(76)
Ghana Investment Agreement (11)	—	—	27
Tax effect of adjustments (12)	(22)	(238)	(64)
Adjustment to equity method investment (13)	7	—	—
Re-measurement due to the Tax Cuts and Jobs Act (14)	306	—	—
Tax restructuring related to the Tax Cuts and Jobs Act (15)	395	—	—
Valuation allowance and other tax adjustments (16)	89	500	209
Adjusted net income (loss)	$780	$619	$327

	Years Ended December 31,
	2017	2016	2015
Net income (loss) per share, basic	$(0.18)	$(1.18)	$0.43
Net loss (income) attributable to Newmont stockholders from discontinued operations	0.07	0.77	(0.43)
Net income (loss) attributable to Newmont stockholders from continuing operations	(0.11)	(0.41)	—
Reclamation and remediation charges, net	0.12	0.09	0.28
Loss (gain) on asset and investment sales	(0.04)	(0.20)	(0.22)
Restructuring and other, net	0.01	0.05	0.05
Impairment of long-lived assets, net	0.01	0.97	0.08
Acquisition cost adjustments	—	0.02	0.03
Loss on debt repayment	—	0.11	—
La Quinua leach pad revision, net	—	0.05	—
Impairment of investments	—	—	0.22
Gain on deconsolidation of TMAC	—	—	(0.14)
Ghana Investment Agreement	—	—	0.05
Tax effect of adjustments	(0.03)	(0.46)	(0.13)
Adjustment to equity method investment	0.01	—	—
Re-measurement due to the Tax Cuts and Jobs Act	0.57	—	—
Tax restructuring related to the Tax Cuts and Jobs Act	0.74	—	—
Valuation allowance and other tax adjustments	0.18	0.95	0.41
Adjusted net income (loss) per share, basic (17)	$1.46	$1.17	$0.63

Net income (loss) per share, diluted	$(0.18)	$(1.18)	$0.43
Net loss (income) attributable to Newmont stockholders from discontinued operations	0.07	0.77	(0.43)
Net income (loss) attributable to Newmont stockholders from continuing operations	(0.11)	(0.41)	—
Reclamation and remediation charges, net	0.12	0.09	0.28
Loss (gain) on asset and investment sales	(0.04)	(0.20)	(0.22)
Restructuring and other, net	0.01	0.05	0.05
Impairment of long-lived assets, net	0.01	0.97	0.08
Acquisition cost adjustments	—	0.02	0.03
Loss on debt repayment	—	0.11	—
La Quinua leach pad revision, net	—	0.05	—
Impairment of investments	—	—	0.22
Gain on deconsolidation of TMAC	—	—	(0.14)
Ghana Investment Agreement	—	—	0.05
Tax effect of adjustments	(0.03)	(0.46)	(0.13)
Adjustment to equity method investment	0.01	—	—
Re-measurement due to the Tax Cuts and Jobs Act	0.57	—	—
Tax restructuring related to the Tax Cuts and Jobs Act	0.74	—	—
Valuation allowance and other tax adjustments	0.18	0.94	0.41
Adjusted net income (loss) per share, diluted (17)	$1.46	$1.16	$0.63

Weighted average common shares (millions):
Basic	533	530	516
Diluted	535	532	516

(1)

Net loss (income) from discontinued operations relates to (i) adjustments in our Holt royalty obligation, presented net of tax expense (benefit) of $(24), $(19) and $11, respectively, and (ii) Batu Hijau operations, presented net of tax expense (benefit) of $-, $309 and $253, respectively, and loss (income) attributable to noncontrolling interests of $-, $(274) and $(224), respectively, (iii) adjustments to our Batu Hijau Contingent Consideration, presented net of tax expense (benefit) of $4, $- and $-, respectively, and (iv) the loss on sale of Batu Hijau, which has been recorded on an attributable basis. For additional information regarding our discontinued operations, see Note 3 to our Consolidated Financial Statements.

(2)

Reclamation and remediation charges, included in Reclamation and remediation, represent revisions to reclamation and remediation plans and cost estimates at the Company’s former historic mining operations. The 2017 charges include adjustments at the Rain, Midnite, Resurrection and San Luis remediation and closure sites in December 2017. The 2016 charges include adjustments to reclamation liabilities associated with the review of the Yanacocha long-term mining and closure plans in December 2016. The 2015 charges include adjustments to remediation liabilities associated with revisions to the remediation plan of the Midnite mine in December 2015. Amounts are presented net of income (loss) attributable to noncontrolling interests of $-, $(37) and $-, respectively.

(3)	Loss (gain) on asset and investment sales, included in Other income, net, primarily represents a gain from the exchange of our interest in the

Fort á la Corne joint venture for equity ownership in Shore Gold in June 2017, the sale of our holdings in Regis in March 2016, income recorded in September 2016 associated with contingent consideration from the sale of certain properties in Nevada during the first quarter of 2015, sales of Hemlo mineral rights in Canada and the Relief Canyon mine in Nevada in March 2015, gains related to the sale of our holdings in EGR in July 2015 and Waihi in October 2015 and other gains or losses on asset sales.

(4)

Restructuring and other, included in Other expense, net, primarily represents certain costs associated with severance and outsourcing costs and system integration costs during 2016 related to our acquisition of CC&V in August 2015. Amounts are presented net of income (loss) attributable to noncontrolling interests of $(5), $(5) and $(5), respectively.

(5)

Impairment of long-lived assets, included in Impairment of long-lived assets, represents non-cash write-downs of long-lived assets. The 2016 impairments include $970 related to long-lived assets in Yanacocha in December 2016. Amounts are presented net of income (loss) attributable to noncontrolling interests of $(1), $(461) and $(14), respectively. See Note 7 to our Consolidated Financial Statements for further information.

(6)

Acquisition cost adjustments, included in Other expense, net, represent net adjustments to the contingent consideration and related liabilities associated with the acquisition of the final 33.33% interest in Boddington in June 2009. The 2015 adjustments also include costs related to our acquisition of CC&V in August 2015.

(7)

Loss on debt repayment, included in Other income, net, represents the impact from the debt tender offer on our 2019 Senior Notes and 2039 Senior Notes in March 2016 and the debt tender offer on our 2022 Senior Notes in November 2016.

(8)

La Quinua leach pad revision, included in Costs applicable to sales and Depreciation and amortization, represents a significant write-down of the estimated recoverable ounces at Yanacocha in September 2016. Amounts are presented net of income (loss) attributable to noncontrolling interests of $-, $(25) and $-, respectively.

(9)	Impairment of investments, included in Other income, net, represents other-than-temporary impairments on equity and cost method investments.
(10)	Gain on deconsolidation of TMAC, included in Other income, net, resulted from the deconsolidation of TMAC in July 2015.
(11)

Ghana Investment Agreement, included in Other expense, net, represents a charge from the ratification of revised investment agreements by Ghana’s Parliament in December 2015. For additional information regarding the Ghana Investment Agreement, see the discussion under the Africa Section of Item 2, Properties.

(12)

The tax effect of adjustments, included in Income and mining tax benefit (expense),  represents the tax effect of adjustments in footnotes (2) through (11), as described above, and are calculated using the Company's statutory tax rate of 35%.

(13)

Adjustment to equity method investment, included in Equity income (loss) of affiliates and presented net of tax expense (benefit) of $(3), $- and $-, respectively, represents non-cash write-downs of long-lived assets recorded at Minera La Zanja S.R.L. (“La Zanja”) in December 2017. For further information about our equity method investment in La Zanja, see Note 11 to our Consolidated Financial Statements.

(14)

Re-measurement due to the Tax Cuts and Jobs Act, included in Income and mining tax benefit (expense), represents the provisional re-measurement of our U.S. deferred tax assets and liabilities from 35% to the reduced tax rate of 21% of $346 and $8 for changes in executive compensation deductions, partially offset by the release of a valuation allowance on alternative minimum tax credits of $48. For further information about the impact of the Tax Cuts and Jobs Act, see Note 10 to our Consolidated Financial Statements.

(15)

Tax restructuring related to the Tax Cuts and Jobs Act, included in Income and mining tax benefit (expense), represents provisional changes resulting from restructuring our holding of non-U.S. operations for U.S. federal income tax purposes. For further information about the impact of the Tax Cuts and Jobs Act, see Note 10 to our Consolidated Financial Statements.

(16)

Valuation allowance and other tax adjustments, included in Income and mining tax benefit (expense), predominantly represent adjustments to remove the impact of our valuation allowances for items such as foreign tax credits, alternative minimum tax credits, capital losses and disallowed foreign losses. We believe that these valuation allowances cause significant fluctuations in our financial results that are not indicative of our underlying financial performance. The adjustments during 2017 are due to an increase to the valuation allowance on credit carryovers of $94, a decrease to the valuation allowance carried on the deferred tax asset for investments of $12 and other tax adjustments of $7. The adjustments during 2016 are due to an increase to the valuation allowance on the deferred tax asset related to the investment in Yanacocha of $288, a tax restructuring of $170, a decrease in the valuation allowance on capital loss carryover of $169, a carryback of 2015 tax loss to prior years of $124, an increase to the valuation allowance on tax credit carryovers of $70 and other tax adjustments of $17. The adjustments during 2015 are due to an increase in the valuation allowance on the deferred tax asset related to the investment in the Nimba project of $147, an increase to the valuation allowance on tax credit carryovers of $83, a decrease in the valuation allowance on capital loss carryovers of $68 and other tax adjustments of $47.

(17)	Per share measures may not recalculate due to rounding.

Free Cash Flow

Management uses Free Cash Flow as a non-GAAP measure to analyze cash flows generated from operations. Free Cash Flow is Net cash provided by (used in) operating activities less Net cash provided by (used in) operating activities of discontinued operations less Additions to property, plant and mine development as presented on the Consolidated Statements of Cash Flows. The Company believes Free Cash Flow is also useful as one of the bases for comparing the Company’s performance with its competitors. Although Free Cash Flow and similar measures are frequently used as measures of cash flows generated from operations by other companies, the Company’s calculation of Free Cash Flow is not necessarily comparable to such other similarly titled captions of other companies.

The presentation of non-GAAP Free Cash Flow is not meant to be considered in isolation or as an alternative to net income as an indicator of the Company’s performance, or as an alternative to cash flows from operating activities as a measure of liquidity as those terms are defined by GAAP, and does not necessarily indicate whether cash flows will be sufficient to fund cash needs. The Company’s definition of Free Cash Flow is limited in that it does not represent residual cash flows available for discretionary expenditures due to the fact that the measure does not deduct the payments required for debt service and other contractual obligations or payments made for business acquisitions. Therefore, the Company believes it is important to view Free Cash Flow as a measure that provides supplemental information to the Company’s Consolidated Statements of Cash Flows.

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

	Years Ended December 31,
	2017	2016	2015
Net cash provided by (used in) operating activities	$2,335	$2,792	$2,145
Less: Net cash used in (provided by) operating activities of discontinued operations	15	(869)	(557)
Net cash provided by (used in) operating activities of continuing operations	2,350	1,923	1,588
Less: Additions to property, plant and mine development	(866)	(1,133)	(1,311)
Free Cash Flow	$1,484	$790	$277

Net cash provided by (used in) investing activities (1)	$(961)	$(80)	$(2,041)
Net cash provided by (used in) financing activities	$(864)	$(1,817)	$302

(1)	Net cash provided by (used in) investing activities includes Additions to property, plant and mine development, which is included in the Company’s computation of Free Cash Flow.

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

The following tables reconcile these non-GAAP measures to the most directly comparable GAAP measures.

	Gold (1)			Copper (2)
	Years Ended December 31,			Years Ended December 31,
	2017	2016	2015	2017	2016	2015
Costs applicable to sales	$3,875	$3,547	$3,347	$163	$225	$231
Gold/Copper sold (thousand ounces/million pounds)	5,605	5,199	5,052	111	116	129
Costs applicable to sales per ounce/pound (3)	$691	$682	$663	$1.47	$1.95	$1.80

(1)	Includes by-product credits of $51, $44 and $40 in 2017, 2016 and 2015, respectively.
(2)	Includes by-product credits of $4, $6 and $5 in 2017, 2016 and 2015, respectively.
(3)	Per ounce and per pound measures may not recalculate due to rounding.

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

The following disclosure provides information regarding the adjustments made in determining the all-in sustaining costs measure:

Costs applicable to sales. Includes all direct and indirect costs related to current production incurred to execute the current mine plan. We exclude certain exceptional or unusual amounts from Costs applicable to sales (“CAS”), such as significant revisions to recovery amounts. CAS includes by-product credits from certain metals obtained during the process of extracting and processing the primary ore-body. CAS is accounted for on an accrual basis and excludes Depreciation and amortization and Reclamation and remediation, which is consistent with our presentation of CAS on the Consolidated Statements of Operations. In determining AISC, only the CAS associated with producing and selling an ounce of gold is included in the measure. Therefore, the amount of gold CAS included in AISC is derived from the CAS presented in the Company’s Consolidated Statements of Operations less the amount of CAS attributable to the production of copper at our Phoenix and Boddington mines. The copper CAS at those mine sites is disclosed in Note 5 to the Consolidated Financial Statements. The allocation of CAS between gold and copper at the Phoenix and Boddington mines is based upon the relative sales value of gold and copper produced during the period.

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

Advanced projects, research and development and exploration. Includes incurred expenses related to projects that are designed to increase or enhance current production and exploration. We note that as current resources are depleted, exploration and advanced projects are necessary for us to replace the depleting reserves or enhance the recovery and processing of the current reserves. As this relates to sustaining our production, and is considered a continuing cost of a mining company, these costs are included in the AISC measure. These costs are derived from the Advanced projects, research and development and Exploration amounts presented in the Consolidated Statements of Operations less the amount attributable to the production of copper at our Phoenix and Boddington mines. The allocation of these costs to gold and copper is determined using the same allocation used in the allocation of CAS between gold and copper at the Phoenix and Boddington mines.

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

Treatment and refining costs. Includes costs paid to smelters for treatment and refining of our concentrates to produce the salable metal. These costs are presented net as a reduction of Sales on our Consolidated Statements of Operations.

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

			Advanced
			Projects,
			Research and			Treatment				All-In
	Costs		Development	General	Other	and		All-In	Ounces	Sustaining
Years Ended	Applicable	Reclamation	and	and	Expense,	Refining	Sustaining	Sustaining	(000)/Pounds	Costs per
December 31, 2017	to Sales (1)(2)(3)	Costs (4)	Exploration(5)	Administrative	Net (6)	Costs	Capital (7)	Costs	(millions) Sold	oz/lb (8)
Gold
Carlin	$795	$6	$18	$3	$—	$—	$174	$996	967	$1,030
Phoenix	181	5	4	1	1	9	17	218	210	1,034
Twin Creeks	226	3	9	2	1	—	38	279	369	756
Long Canyon	59	1	—	—	—	—	3	63	174	364
CC&V	285	3	10	1	—	1	33	333	457	729
Other North America	—	—	49	—	1	—	9	59	—	—
North America	1,546	18	90	7	3	10	274	1,948	2,177	895

Yanacocha	504	66	25	4	4	—	38	641	537	1,194
Merian	238	2	14	—	—	—	37	291	509	572
Other South America	—	—	59	12	—	—	—	71	—	—
South America	742	68	98	16	4	—	75	1,003	1,046	959

Boddington	562	6	2	—	—	21	66	657	787	835
Tanami	251	2	4	1	—	—	63	321	408	787
Kalgoorlie	234	3	9	—	—	1	19	266	363	734
Other Australia	—	—	25	10	(1)	—	4	38	—	—
Australia	1,047	11	40	11	(1)	22	152	1,282	1,558	823

Ahafo	268	6	16	1	3	—	43	337	350	961
Akyem	272	13	3	—	1	—	26	315	474	664
Other Africa	—	—	21	6	—	—	—	27	—	—
Africa	540	19	40	7	4	—	69	679	824	823

Corporate and Other	—	—	53	195	6	—	10	264	—	—
Total Gold	$3,875	$116	$321	$236	$16	$32	$580	$5,176	5,605	$924

Copper
Phoenix	$55	$2	$1	$1	$—	$1	$7	$67	32	$2.09
Boddington	108	1	—	—	—	12	13	134	79	1.69
Total Copper	$163	$3	$1	$1	$—	$13	$20	$201	111	$1.80

Consolidated	$4,038	$119	$322	$237	$16	$45	$600	$5,377

(1)	Excludes Depreciation and amortization and Reclamation and remediation.
(2)	Includes by-product credits of $55 and excludes co-product copper revenues of $315.
(3)	Includes stockpile and leach pad inventory adjustments of $65 at Carlin, $30 at Twin Creeks, $53 at Yanacocha, $22 at Ahafo and $28 at Akyem.
(4)

Reclamation costs include operating accretion and amortization of asset retirement costs of $84 and $35, respectively, and exclude non-operating accretion and reclamation and remediation adjustments of $21 and $72, respectively.

(5)

Advanced projects, research and development and Exploration of $23 at Long Canyon, $16 at Yanacocha, $17 at Tanami, $8 at Ahafo and $7 at Akyem are recorded in “Other” of the respective region for development projects.

(6)	Other expense, net is adjusted for restructuring and other costs of $14 and acquisition cost adjustments of $2.
(7)

Excludes development capital expenditures, capitalized interest and changes in accrued capital, totaling $266. The following are major development projects: Long Canyon, Merian, Quecher Main, Tanami Expansions, Tanami Power, Subika Underground and Ahafo Mill Expansion.

(8)	Per ounce and per pound measures may not recalculate due to rounding.

			Advanced
			Projects,
			Research and			Treatment				All-In
	Costs		Development	General	Other	and		All-In	Ounces	Sustaining
Years Ended	Applicable	Reclamation	and	and	Expense,	Refining	Sustaining	Sustaining	(000)/Pounds	Costs per
December 31, 2016	to Sales (1)(2)(3)	Costs (4)	Exploration(5)	Administrative	Net (6)	Costs	Capital (7)	Costs	(millions) Sold	oz/lb (8)
Gold
Carlin	$797	$5	$19	$5	$—	$—	$163	$989	944	$1,048
Phoenix	164	5	1	1	1	8	12	192	205	937
Twin Creeks	234	3	8	1	—	—	33	279	455	613
Long Canyon	4	—	—	—	—	—	1	5	22	227
CC&V	216	4	11	2	—	—	10	243	391	621
Other North America	—	—	32	—	5	—	7	44	—	—
North America	1,415	17	71	9	6	8	226	1,752	2,017	869

Yanacocha	493	57	35	7	—	—	82	674	637	1,058
Merian	34	—	3	—	—	—	—	37	99	374
Other South America	—	—	57	6	—	—	—	63	—	—
South America	527	57	95	13	—	—	82	774	736	1,052

Boddington	530	6	1	—	—	22	51	610	787	775
Tanami	238	3	13	—	—	—	85	339	459	739
Kalgoorlie	257	5	5	—	—	7	19	293	378	775
Other Australia	—	—	8	15	5	—	6	34	—	—
Australia	1,025	14	27	15	5	29	161	1,276	1,624	786

Ahafo	313	6	28	—	1	—	54	402	349	1,152
Akyem	235	8	8	—	1	—	24	276	473	584
Other Africa	—	—	2	5	—	—	—	7	—	—
Africa	548	14	38	5	2	—	78	685	822	833

Corporate and Other	—	—	51	190	3	—	10	254	—	—
Total Gold	$3,515	$102	$282	$232	$16	$37	$557	$4,741	5,199	$912

Copper
Phoenix	$99	$3	$—	$1	$—	$3	$9	$115	40	$2.88
Boddington	126	1	—	—	—	13	12	152	76	2.00
Total Copper	$225	$4	$—	$1	$—	$16	$21	$267	116	$2.30

Consolidated	$3,740	$106	$282	$233	$16	$53	$578	$5,008

(1)	Excludes Depreciation and amortization and Reclamation and remediation.
(2)	Includes by-product credits of $50 and excludes co-product copper revenues of $250.
(3)

Includes stockpile and leach pad inventory adjustments of $77 at Carlin, $18 at Twin Creeks, $117 at Yanacocha and $71 at Ahafo. Total stockpile and leach pad inventory adjustments at Yanacocha of $151 were adjusted above by $32 related to a significant write-down of recoverable ounces at the La Quinua Leach Pad in the third quarter of 2016.

(4)

Reclamation costs include operating accretion and amortization of asset retirement costs of $64 and $42, respectively, and exclude non-operating accretion and reclamation and remediation adjustments of $16 and $99, respectively.

(5)	Advanced projects, research and development and Exploration of $20 at Long Canyon and $21 at Merian are recorded in “Other” of the respective region for development projects.
(6)	Other expense, net is adjusted for restructuring costs and other of $32 and acquisition cost adjustments of $10.
(7)

Excludes development capital expenditures, capitalized interest and changes in accrued capital, totaling $555. The following are major development projects during the period: Merian, Long Canyon, Tanami Expansion and CC&V Expansion.

(8)	Per ounce and per pound measures may not recalculate due to rounding.

			Advanced
			Projects,
			Research and			Treatment				All-In
	Costs		Development	General	Other	and		All-In	Ounces	Sustaining
Year Ended	Applicable	Reclamation	and	and	Expense,	Refining	Sustaining	Sustaining	(000)/Pounds	Costs per
December 31, 2015	to Sales (1)(2)(3)	Costs (4)	Exploration(5)	Administrative	Net (6)	Costs	Capital (7)	Costs	(millions) Sold	oz/lb (8)
Gold
Carlin	$790	$4	$16	$7	$—	$—	$188	$1,005	886	$1,134
Phoenix	163	4	2	2	1	8	15	195	199	980
Twin Creeks	246	4	8	2	2	—	47	309	473	653
CC&V (9)	44	2	3	—	—	—	7	56	82	683
Other North America	—	—	30	—	3	—	8	41	—	—
North America	1,243	14	59	11	6	8	265	1,606	1,640	979

Yanacocha	564	97	37	15	3	—	97	813	924	880
Other South America	—	—	58	4	2	—	—	64	—	—
South America	564	97	95	19	5	—	97	877	924	949

Boddington	570	9	2	—	—	24	47	652	816	799
Tanami	225	3	7	1	—	—	78	314	434	724
Waihi (10)	55	2	3	—	—	—	3	63	116	543
Kalgoorlie	272	5	3	1	—	5	21	307	318	965
Other Australia	—	—	5	17	14	—	6	42	—	—
Australia	1,122	19	20	19	14	29	155	1,378	1,684	818

Ahafo	206	7	24	1	1	—	57	296	332	892
Akyem	212	6	8	—	—	—	44	270	472	572
Other Africa	—	—	2	9	—	—	—	11	—	—
Africa	418	13	34	10	1	—	101	577	804	718

Corporate and Other	—	—	72	181	10	—	10	273	—	—
Total Gold	$3,347	$143	$280	$240	$36	$37	$628	$4,711	5,052	$933

Copper
Phoenix	$91	$3	$1	$1	$—	$3	$9	$108	47	$2.30
Boddington	140	2	1	—	—	15	11	169	82	2.06
Total Copper	$231	$5	$2	$1	$—	$18	$20	$277	129	$2.15

Consolidated	$3,578	$148	$282	$241	$36	$55	$648	$4,988

(1)	Excludes Depreciation and amortization and Reclamation and remediation.
(2)	Includes by-product credits of $45 and excludes co-product copper revenues of $280.
(3)	Includes stockpile and leach pad inventory adjustments of $116 at Carlin, $14 at Twin Creeks, $77 at Yanacocha and $19 at Boddington.
(4)

Reclamation costs include operating accretion and amortization of asset retirement costs of $63 and $85, respectively, and exclude non-operating accretion and reclamation and remediation adjustments of $15 and $175, respectively.

(5)	Advanced projects, research and development and Exploration of $22 at Long Canyon and $12 at Merian are recorded in “Other” of the respective region for development projects.
(6)	Other expense, net is adjusted for restructuring and other costs of $34, the Ghana Investment Agreement payment of $27 and acquisition cost adjustments of $19.
(7)

Excludes development capital expenditures, capitalized interest and changes in accrued capital, totaling $663. The following are major development projects during the period: Turf Vent Shaft, Merian, Long Canyon and CC&V expansion.

(8)	Per ounce and per pound measures may not recalculate due to rounding.
(9)	The Company acquired CC&V in August 2015.
(10)	The Company sold the Waihi mine in October 2015.

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

We record stockpiles at the lower of average cost or net realizable value, and carrying values are evaluated at least quarterly. Net realizable value represents the estimated future sales price based on short-term and long-term metals price assumptions that are applied to expected short-term (12 months or less) and long-term sales from stockpiles, less estimated costs to complete production and bring the product to sale. The primary factors that influence the need to record write-downs of stockpiles include declines in short-term or long-term metals prices, increases in costs for production inputs such as labor, fuel and energy, materials and supplies, as well as realized ore grades and recovery rates. We recorded write-downs to reduce the carrying value of stockpiles to net realizable value of $134, $144 and $70 in 2017,  2016 and 2015, respectively, as components of Cost applicable to sales and Depreciation and amortization.  The significant assumption in determining the stockpile net realizable value for each mine site at December 31, 2017 is a long-term gold price of $1,300 per ounce. A decrease of $100 per ounce in the long-term gold price assumption could result in a write-down to the carrying value of stockpiles of up to approximately $150.

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

The following is a summary of the carrying value of our stockpiles:

	At December 31,		At December 31,
	2017	2016	2017	2016
	($ in millions)		($ per ounce)
Gold
Carlin	$236	$253	$228	$228
Phoenix	21	31	346	458
Twin Creeks	333	328	234	223
CC&V	57	82	283	434
Yanacocha	114	147	516	456
Merian	25	27	274	192
Boddington	340	312	316	299
Tanami	4	19	618	572
Kalgoorlie	125	113	98	93
Ahafo	409	386	410	376
Akyem	63	114	226	342
Total	$1,727	$1,812	$262	$262

	At December 31,		At December 31,
	2017	2016	2017	2016
	($ in millions)		($ per pound)
Copper
Phoenix	$14	$5	$0.80	$1.05
Boddington	91	82	0.69	0.65
Total	$105	$87	$0.57	$0.57

The following is a summary of the current carrying value and estimated future cash and non-cash processing costs of our stockpiles:

	At December 31, 2017
	($ per ounce)
		Estimated	Total
	Current	Future	Estimated
	Carrying	Processing	Production
	Value	Costs	Costs
Gold
Carlin	$228	$868	$1,096
Phoenix	346	651	997
Twin Creeks	234	740	974
CC&V	283	663	946
Yanacocha	516	771	1,287
Merian	274	630	904
Boddington	316	900	1,216
Tanami	618	223	841
Kalgoorlie	98	1,046	1,144
Ahafo	410	884	1,294
Akyem	226	1,066	1,292
Weighted Average	$262	$874	$1,136

	At December 31, 2017
	($ per pound)
		Estimated	Total
	Current	Future	Estimated
	Carrying	Processing	Production
	Value	Costs	Costs
Copper
Phoenix	$0.80	$1.51	$2.31
Boddington	0.69	1.97	2.66
Weighted Average	$0.57	$1.90	$2.47

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

Although the quantities of recoverable ore placed on the leach pads are reconciled by comparing the grades of ore placed on pads to the quantities of metal actually recovered (metallurgical balancing), the nature of the leaching process inherently limits the ability to precisely monitor inventory levels. As a result, the metallurgical balancing process is constantly monitored and estimates are refined based on actual results over time. Historically, our operating results have not been materially impacted by variations between the estimated and actual recoverable quantities of metal on our leach pads. Variations between actual and estimated quantities resulting from changes in assumptions and estimates that do not result in write-downs to net realizable value are accounted for on a prospective basis. We recorded write-downs to reduce the carrying value of leach pads to net realizable value of $141,  $270 and $272 in 2017,  2016 and 2015, respectively, as components of Cost applicable to sales and Depreciation and amortization. The significant assumption in determining the net realizable value for each mine site at December 31, 2017 is a long-term gold price of $1,300 per ounce. A decrease of $100 per ounce in the long-term gold price assumption could result in a write-down to the carrying value of leach pads of up to approximately $50.

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

The following is a summary of the carrying value of our ore on leach pads:

	At December 31,		At December 31,
	2017	2016	2017	2016
	($ in millions)		($ per ounce)
Gold
Carlin	$205	$168	$606	$523
Phoenix	—	4	310	520
Twin Creeks	7	—	331	—
Long Canyon	34	9	774	630
CC&V	257	287	403	429
Yanacocha	156	220	890	1,012
Total	$659	$688	$541	$552

	At December 31,		At December 31,
	2017	2016	2017	2016
	($ in millions)		($ per pound)
Copper
Phoenix	$33	$40	$1.38	$1.08

The following is a summary of the current carrying value and estimated future cash and non-cash processing costs of our ore on leach pads:

	At December 31, 2017
	($ per ounce)
		Estimated	Total
	Current	Future	Estimated
	Carrying	Processing	Production
	Value	Costs	Costs
Gold
Carlin	$606	$674	$1,280
Phoenix	310	766	1,076
Twin Creeks	331	945	1,276
Long Canyon	774	132	906
CC&V	403	760	1,163
Yanacocha	890	359	1,249
Weighted Average	$541	$656	$1,197

At December 31, 2017
($ per pound)
		Estimated	Total
	Current	Future	Estimated
	Carrying	Processing	Production
	Value	Costs	Costs
Copper
Phoenix	$1.38	$1.38	$2.76

Carrying value of long-lived assets

We review and evaluate our long-lived assets for impairment at least annually, or more frequently when events or changes in circumstances indicate that the related carrying amounts may not be recoverable. An impairment loss is measured and recorded based on the estimated fair value of the long-lived assets being tested for impairment and their carrying amounts. Fair value is typically determined through the use of an income approach utilizing estimates of discounted pre-tax future cash flows or a market approach utilizing recent transaction activity for comparable properties. These approaches are considered Level 3 fair value measurements.

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

The significant assumption in determining the future cash flows for each mine site at December 31, 2017 is a long-term gold price of $1,300 per ounce. A decrease of $100 per ounce in the long-term gold price assumption could result in an impairment of our long lived assets of up to approximately $1,500 before consideration of other value beyond proven and probable reserves which may significantly decrease the amount of any potential impairment charge.

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

During 2017,  2016 and 2015, we recorded impairments of $14,  $977,  and $56, respectively, to reduce the carrying value of long-lived assets in Impairment of long-lived assets. Refer to Note 7 of the Consolidated Financial Statements for further information regarding impairments.

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

We report the results of operations of a business as discontinued operations if a disposal represents a strategic shift that has (or will have) a major effect on our operations and financial results when the business is classified as held for sale, in accordance with ASC 360, Property, Plant and Equipment and ASC 205-20, Presentation of Financial Statements - Discontinued Operations. The results of discontinued operations are reported in Net income (loss) from discontinued operations, net of tax in the accompanying Consolidated Statements of Operations for current and prior periods, including any gain or loss recognized on closing or adjustment of the carrying amount to fair value less cost to sell.

Derivative instruments

All financial instruments that meet the definition of a derivative are recorded on the balance sheet at fair value. Changes in the fair value of derivatives are recorded in the Consolidated Statements of Operations, except for the effective portion of the change in fair value of derivatives that are designated as cash flow hedges. Management applies judgment in estimating the fair value of instruments that are highly sensitive to assumptions such as commodity prices, market volatilities, foreign currency exchange rates and interest rates. Variations in these factors could materially affect amounts credited or charged to earnings to reflect the changes in fair value of derivatives. Certain derivative contracts are accounted for as cash flow hedges, whereby the effective portion of changes in fair value of these instruments are deferred in Accumulated other comprehensive income (loss) and will be recognized in the Consolidated Statements of Operations when the underlying transaction designated as the hedged item impacts earnings. The derivative contracts accounted for as cash flow hedges are designated against foreign currency expenditures and diesel purchases where management believes the forecasted transaction is probable of occurring. To the extent that management determines that the forecasted transactions are no longer probable of occurring, gains and losses deferred in Accumulated other comprehensive income (loss) would be reclassified to the Consolidated Statements of Operations immediately.

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

Income and mining taxes

We account for income taxes using the liability method, recognizing certain temporary differences between the financial reporting basis of our liabilities and assets and the related income tax basis for such liabilities and assets. This method generates either a net deferred income tax liability or asset for us, as measured by the statutory tax rates in effect. We derive our deferred income tax charge or benefit by recording the change in either the net deferred income tax liability or asset balance for the year. The financial statement effects of changes in tax law are recorded as discrete items in the period enacted as part of income tax expense or benefit from continuing operations, regardless of the category of income or loss to which the deferred taxes relate.

On December 22, 2017, Staff Accounting Bulletin No. 118 (“SAB 118”) was issued to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Act. We determine if the assessment of a particular income tax effect is “complete” or “incomplete” as of the due date of the financial statements. Those effects for which the accounting is determined to be complete are reported in the enactment period financial statements.

For those effects determined to be incomplete, we determine whether a reasonable estimate of those effects can be made. If a reasonable estimate can be made, the estimate is recognized as a provisional amount. If a reasonable estimate cannot be made, no effects are recognized as provisional amounts until the first reporting period in which a reasonable estimate can be made. Provisional amounts are updated when additional information becomes available and the evaluation of such information is complete. We complete the accounting for all provisional amounts within a measurement period of up to one year from the enactment date.

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

Our recent earnings history and forecasted future results, driven by its existing reserves and the forecasted long-term commodity prices, points to the full realization of those deferred tax assets in the U.S. and Australia not previously subject to a valuation allowance. We are in a cumulative three year loss in Peru and based on the declining production profile at Yanacocha, it is more likely than not that the net deferred tax assets in Peru will not be realized in the future. Accordingly, an additional valuation allowance of $40 on these assets was recognized at December 31, 2017.

Due to changes the Tax Cuts and Jobs Act made to certain international tax provisions, it was prudent for the Company to restructure the holding of its non-U.S. operations for U.S. federal income tax purposes. This was accomplished by executing and filing various “check the box” elections made with respect to certain non-US subsidiaries of the Company. The elections resulted in the conversions of these subsidiaries from branches and/or foreign partnerships to regarded foreign corporations. One result of these conversions is the Company no longer carries a U.S. deferred tax asset related to the investment in Yanacocha and released the valuation allowance of $292 which was originally recorded on December 31, 2016.

The Company determined that the realization of deferred tax assets related to certain carry forwards such as tax losses and tax pools in Canada, capital losses in the U.S. and Australia, and foreign tax credits in the U.S., does not meet the more likely than not standard. Accordingly, these assets continue to be subject to a valuation allowance. At December 31, 2017, the valuation allowance related to these assets was $1,296. Realization is dependent not only on generating sufficient taxable income in the period that net deferred tax assets reverse but also on the character/classification of that income. The alternative minimum tax was removed by the Tax Cuts and Jobs Act, and the Company’s alternative minimum tax credit carryforward will be refunded over a 5 year period. Therefore, the Company removed the full valuation allowance on alternative minimum tax credits for December 31, 2017. The re-measurement of the Company’s deferred tax assets due to the Tax Cuts and Jobs Act also impacted related valuation allowances; see Schedule II-Valuation and Qualifying Accounts.

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

Decreases in the market price of gold and copper can also significantly affect the value of our product inventory, stockpiles and leach pads, and it may be necessary to record a write-down to the net realizable value. Net realizable value represents the estimated future sales price based on short-term and long-term metals prices, less estimated costs to complete production and bring the product to sale. The primary factors that influence the need to record write-downs of stockpiles, leach pads, and product inventory include short-term and long-term metals prices and costs for production inputs such as labor, fuel and energy, materials and supplies as well as realized ore grades and recovery rates. The significant assumptions in determining the stockpile, leach pad and product inventory adjustments for each mine site reporting unit at December 31, 2017 included production cost and capitalized expenditure assumptions unique to each operation, a short-term and long-term gold price of $1,275 and $1,300 per ounce, respectively, a short-term and long-term copper price of $3.09 and $3.00 per pound, respectively, and a short-term and long-term Australian to U.S. dollar exchange rate of $0.77 and $0.80, respectively.

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

Foreign Currency Exchange Risk

We had the following foreign currency derivative contracts outstanding at December 31, 2017:

	Expected Maturity Date
	2018	Total/Average
A$ Operating Fixed Forward Contracts:
A$ notional (millions)	6	6
Average rate ($/A$)	0.92	0.92

The fair value of the A$ foreign currency derivative contracts was a net liability position of $1 at December 31, 2017 and $24 at December 31, 2016.

Diesel Price Risk

We had the following diesel derivative contracts in Nevada, within North America, outstanding at December 31, 2017:

	Expected Maturity Date
	2018	2019	Total/Average
Diesel Fixed Forward Contracts:
Diesel gallons (millions)	16	2	18
Average rate ($/gallon)	1.63	1.72	1.64

Newmont hedges a portion of its operating cost exposure related to diesel consumed at its Nevada operations to reduce the variability in realized diesel prices. The hedging instruments consist of a series of financially settled fixed forward contracts with expiration dates up to two years. The fair value of the diesel derivative contracts was a net asset position of $6 at December 31, 2017 and $- at December 31, 2016.

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

At December 31, 2017, Newmont had gold sales of 76,000 ounces priced at an average of $1,299 per ounce, subject to final pricing over the next several months. Each $25 change in the price for provisionally priced gold sales would have an approximate $1 effect on our Net income (loss) attributable to Newmont stockholders. The London Bullion Market Association settlement price at the end of 2017 for gold was $1,291 per ounce.

At December 31, 2017, Newmont had copper sales of 21 million pounds priced at an average of $3.26 per pound, subject to final pricing over the next several months. Each $0.10 change in the price for provisionally priced copper sales would have an approximate $1 effect on our Net income (loss) attributable to Newmont stockholders. The LME closing settlement price at the end of 2017 for copper was $3.25 per pound.

Fixed and Variable Rate Debt

Our debt portfolio consisted of 100% fixed rate debt at December 31, 2017 and 2016. The decrease in the carrying value of fixed rate debt was primarily due to the repayment of the 2017 Convertible Senior Notes in 2017. Our fixed rate debt exposure at December 31, 2017 and 2016 is summarized as follows:

	At December 31,
	2017	2016
Carrying value of fixed rate debt (1)	$4,047	$4,605
Fair value of fixed rate debt (1)	$4,671	$4,882
Pro forma fair value sensitivity of fixed rate debt of a +/- 10 basis point interest rate change (2)	$60	$36

(1)	Excludes capital leases for which it is not practicable to estimate fair values and pro forma fair values or sensitivities.
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

ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Newmont Mining Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Newmont Mining Corporation (the Company) as of December 31, 2017 and 2016, and the related consolidated statements of operations, comprehensive income (loss), changes in equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2017 and 2016, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 22, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2014.

Denver, Colorado

February 22, 2018

NEWMONT MINING CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2017	2016	2015
	(in millions, except per share)
Sales	$7,348	$6,711	$6,085

Costs and expenses:
Costs applicable to sales (1)	4,038	3,772	3,578
Depreciation and amortization	1,249	1,220	1,102
Reclamation and remediation (Note 6)	177	179	253
Exploration	179	148	156
Advanced projects, research and development	143	134	126
General and administrative	237	233	241
Impairment of long-lived assets (Note 7)	14	977	56
Other expense, net (Note 8)	32	58	116
	6,069	6,721	5,628
Other income (expense):
Other income, net (Note 9)	54	69	135
Interest expense, net of capitalized interest of $22, $33 and $40, respectively	(241)	(273)	(297)
	(187)	(204)	(162)
Income (loss) before income and mining tax and other items	1,092	(214)	295
Income and mining tax benefit (expense) (Note 10)	(1,125)	(563)	(391)
Equity income (loss) of affiliates	(16)	(13)	(45)
Net income (loss) from continuing operations	(49)	(790)	(141)
Net income (loss) from discontinued operations (Note 3)	(38)	(133)	445
Net income (loss)	(87)	(923)	304
Net loss (income) attributable to noncontrolling interests
Continuing operations (Note 12)	(11)	570	140
Discontinued operations (Note 3)	—	(274)	(224)
	(11)	296	(84)
Net income (loss) attributable to Newmont stockholders	$(98)	$(627)	$220

Net income (loss) attributable to Newmont stockholders:
Continuing operations	$(60)	$(220)	$(1)
Discontinued operations	(38)	(407)	221
	$(98)	$(627)	$220
Net income (loss) per common share (Note 13)
Basic:
Continuing operations	$(0.11)	$(0.41)	$—
Discontinued operations	(0.07)	(0.77)	0.43
	$(0.18)	$(1.18)	$0.43
Diluted:
Continuing operations	$(0.11)	$(0.41)	$—
Discontinued operations	(0.07)	(0.77)	0.43
	$(0.18)	$(1.18)	$0.43

Cash dividends declared per common share	$0.250	$0.125	$0.100

(1)	Excludes Depreciation and amortization and Reclamation and remediation.

The accompanying notes are an integral part of these consolidated financial statements.

NEWMONT MINING CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Years Ended December 31,
	2017	2016	2015
	(in millions)
Net income (loss)	$(87)	$(923)	$304
Other comprehensive income (loss):
Change in marketable securities, net of $-, $- and $- tax benefit (expense), respectively	(15)	(58)	99
Foreign currency translation adjustments	12	2	(11)
Change in pension and other post-retirement benefits, net of $(8), $9 and $(23) tax benefit (expense), respectively	15	(16)	42
Change in fair value of cash flow hedge instruments, net of $(15), $(31) and $(6) tax benefit (expense), respectively	30	72	14
Other comprehensive income (loss)	42	—	144
Comprehensive income (loss)	$(45)	$(923)	$448

Comprehensive income (loss) attributable to:
Newmont stockholders	$(56)	$(627)	$364
Noncontrolling interests	11	(296)	84
	$(45)	$(923)	$448

The accompanying notes are an integral part of these consolidated financial statements.

NEWMONT MINING CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2017	2016	2015
	(in millions)
Operating activities:
Net income (loss)	$(87)	$(923)	$304
Adjustments:
Depreciation and amortization	1,249	1,220	1,102
Stock-based compensation (Note 15)	70	70	77
Reclamation and remediation	165	168	246
Loss (income) from discontinued operations (Note 3)	38	133	(445)
Impairment of long-lived assets	14	977	56
Impairment of investments	—	—	115
Deferred income taxes	795	434	198
Gain on asset and investment sales, net	(23)	(108)	(118)
Gain on deconsolidation of TMAC	—	—	(76)
Write-downs of inventory and stockpiles and ore on leach pads	212	298	236
Other operating adjustments	91	138	99
Net change in operating assets and liabilities (Note 25)	(174)	(484)	(206)
Net cash provided by (used in) operating activities of continuing operations	2,350	1,923	1,588
Net cash provided by (used in) operating activities of discontinued operations (1)	(15)	869	557
Net cash provided by (used in) operating activities	2,335	2,792	2,145
Investing activities:
Additions to property, plant and mine development	(866)	(1,133)	(1,311)
Purchases of investments	(130)	(15)	(17)
Proceeds from sales of investments	35	195	29
Acquisitions, net	(15)	(6)	(823)
Proceeds from sales of other assets	5	9	203
Proceeds from sale of Batu Hijau	—	920	—
Other	10	(4)	(32)
Net cash provided by (used in) investing activities of continuing operations	(961)	(34)	(1,951)
Net cash provided by (used in) investing activities of discontinued operations	—	(46)	(90)
Net cash provided by (used in) investing activities	$(961)	$(80)	$(2,041)

	Years Ended December 31,
	2017	2016	2015
	(in millions)
Financing activities:
Repayment of debt	$(580)	$(1,312)	$(229)
Distributions to noncontrolling interests	(178)	(3)	—
Dividends paid to common stockholders	(134)	(67)	(52)
Funding from noncontrolling interests	94	66	109
Acquisition of noncontrolling interests	(48)	(19)	(8)
Payments for withholding of employee taxes related to stock-based compensation	(13)	(6)	—
Dividends paid to noncontrolling interests	—	(146)	(3)
Proceeds from stock issuance, net	—	—	675
Proceeds from sale of noncontrolling interests	—	—	37
Other	(5)	1	(2)
Net cash provided by (used in) financing activities of continuing operations	(864)	(1,486)	527
Net cash provided by (used in) financing activities of discontinued operations	—	(331)	(225)
Net cash provided by (used in) financing activities	(864)	(1,817)	302
Effect of exchange rate changes on cash, cash equivalents and restricted cash	6	2	(24)
Net change in cash, cash equivalents and restricted cash	516	897	382
Less net cash provided by (used in) Batu Hijau discontinued operations	—	503	254
	516	394	128
Cash, cash equivalents and restricted cash at beginning of period	2,782	2,388	2,260
Cash, cash equivalents and restricted cash at end of period	$3,298	$2,782	$2,388

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$3,259	$2,756	$2,363
Restricted cash included in Other current assets	1	1	—
Restricted cash included in Other noncurrent assets	38	25	25
Total cash, cash equivalents and restricted cash	$3,298	$2,782	$2,388

(1)

Net cash provided by operating activities of discontinued operations includes $(3) related to closing costs for the sale of Batu Hijau that were paid in 2017,  $-,  $880 and $569 related to the operating activities of Batu Hijau in 2017, 2016 and 2015, respectively, and $(12),  $(11) and $(12) for 2017, 2016 and 2015, respectively, related to the Holt royalty obligation, all of which were paid out of Cash and cash equivalents. For additional information regarding our discontinued operations, including cash flows from Batu Hijau, see Note 3.

The accompanying notes are an integral part of these consolidated financial statements.

NEWMONT MINING CORPORATION

CONSOLIDATED BALANCE SHEETS

	At December 31,	At December 31,
	2017	2016
ASSETS
Cash and cash equivalents	$3,259	$2,756
Trade receivables	124	160
Other accounts receivables	113	183
Investments (Note 18)	62	56
Inventories (Note 19)	679	617
Stockpiles and ore on leach pads (Note 20)	676	763
Other current assets	153	142
Current assets	5,066	4,677
Property, plant and mine development, net (Note 21)	12,267	12,485
Investments (Note 18)	280	207
Stockpiles and ore on leach pads (Note 20)	1,848	1,864
Deferred income tax assets (Note 10)	537	1,331
Other non-current assets	565	467
Total assets	$20,563	$21,031

LIABILITIES
Debt (Note 22)	$4	$566
Accounts payable	375	320
Employee-related benefits (Note 14)	309	304
Income and mining taxes payable	248	153
Other current liabilities (Note 23)	459	407
Current liabilities	1,395	1,750
Debt (Note 22)	4,061	4,049
Reclamation and remediation liabilities (Note 6)	2,154	2,029
Deferred income tax liabilities (Note 10)	595	592
Employee-related benefits (Note 14)	386	411
Other non-current liabilities (Note 23)	342	326
Total liabilities	8,933	9,157

EQUITY
Common stock - $1.60 par value;	853	849
Authorized - 750 million shares
Outstanding shares - 534 million and 531 million issued shares, less 915,000 and 535,000 treasury shares, respectively
Additional paid-in capital	9,564	9,490
Accumulated other comprehensive income (loss) (Note 24)	(292)	(334)
Retained earnings	484	716
Newmont stockholders' equity	10,609	10,721
Noncontrolling interests	1,021	1,153
Total equity	11,630	11,874
Total liabilities and equity	$20,563	$21,031

The accompanying notes are an integral part of these consolidated financial statements.

NEWMONT MINING CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

				Accumulated
			Additional	Other
	Common Stock		Paid-In	Comprehensive	Retained	Noncontrolling	Total
	Shares	Amount	Capital	Income (Loss)	Earnings	Interests	Equity
	(in millions)
Balance at December 31, 2014	499	$798	$8,712	$(478)	$1,242	$2,815	$13,089
Net income (loss)	—	—	—	—	220	84	304
Other comprehensive income (loss)	—	—	—	144	—	—	144
Dividends declared	—	—	—	—	(52)	(3)	(55)
Cash calls requested from noncontrolling interests	—	—	—	—	—	90	90
Acquisition of noncontrolling interests	—	—	—	—	—	(8)	(8)
Sale of noncontrolling interests, net	—	—	12	—	—	(36)	(24)
Equity issuance	29	46	629	—	—	—	675
Stock-based awards and related share issuances	2	3	74	—	—	—	77
Balance at December 31, 2015	530	$847	$9,427	$(334)	$1,410	$2,942	$14,292
Net income (loss)	—	—	—	—	(627)	(296)	(923)
Dividends declared	—	—	—	—	(67)	(146)	(213)
Distributions declared to noncontrolling interests	—	—	—	—	—	(21)	(21)
Cash calls requested from noncontrolling interests	—	—	—	—	—	81	81
Acquisition of noncontrolling interests	—	—	—	—	—	(19)	(19)
Divestiture of noncontrolling interests, net	—	—	—	—	—	(1,388)	(1,388)
Stock based awards and related share issuances	2	2	63	—	—	—	65
Balance at December 31, 2016	532	$849	$9,490	$(334)	$716	$1,153	$11,874
Net income (loss)	—	—	—	—	(98)	11	(87)
Other comprehensive income (loss)	—	—	—	42	—	—	42
Dividends declared	—	—	—	—	(134)	—	(134)
Distributions declared to noncontrolling interests	—	—	—	—	—	(170)	(170)
Cash calls requested from noncontrolling interests	—	—	—	—	—	97	97
Acquisition of noncontrolling interests	—	—	22	—	—	(70)	(48)
Stock based awards and related share issuances	1	4	52	—	—	—	56
Balance at December 31, 2017	533	$853	$9,564	$(292)	$484	$1,021	$11,630

The accompanying notes are an integral part of these consolidated financial statements.

NEWMONT MINING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share, per ounce and per pound amounts)

NOTE 1     THE COMPANY

Newmont Mining Corporation and its affiliates and subsidiaries (collectively, “Newmont,” “we,” “us” or the “Company”) predominantly operate in the mining industry, focused on the production of and exploration for gold and copper. The Company has significant assets and/or operations in the United States (“U.S.”), Australia, Peru, Ghana and Suriname. The cash flow and profitability of the Company’s operations are significantly affected by the market price of gold and copper. The prices of gold and copper are affected by numerous factors beyond the Company’s control.

References to “A$” refer to Australian currency and “C$” refer to Canadian currency.

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

Minera Yanacocha S.R.L. (“Yanacocha”) includes the mining operations at Yanacocha and the Conga project in Peru. Under the current social and political environment, the Company does not anticipate being able to develop Conga for at least the next five years. As a result of the uncertainty surrounding the Conga project, the Company has allocated its development capital to other projects. Should the Company be unable to develop the Conga project, the Company may have to consider other alternatives for the project, which may result in a future impairment charge.  The total assets at Conga as of December 31, 2017 and 2016 were $1,650 and $1,666 respectively.

Use of Estimates

The Company’s Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The preparation of the Company’s Consolidated Financial Statements requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and the related disclosure of contingent assets and liabilities at the date of the Consolidated Financial Statements and the reported amounts of revenues and expenses during the reporting period. The more significant areas requiring the use of management estimates and assumptions relate to mineral reserves that are the basis for future cash flow estimates utilized in impairment calculations and units-of-production amortization calculations; environmental remediation, reclamation and closure obligations; estimates of recoverable gold and other minerals in stockpile and leach pad inventories; estimates of fair value for certain reporting units and asset impairments (including impairments of goodwill, long-lived assets and investments); write-downs of inventory, stockpiles and ore on leach pads to net realizable value; post-employment, post-retirement and other employee benefit liabilities; valuation allowances for deferred tax assets; provisional amounts related to income tax effects of newly enacted tax laws; reserves for contingencies and litigation; and the fair value and accounting treatment of financial instruments including marketable securities and derivative instruments. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Accordingly, actual results will differ from those amounts estimated in these financial statements.

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

On November 22, 2013, Newmont entered into a Partnership Agreement with Staatsolie Maatschappij Suriname N.V. (“Staatsolie”) (a company wholly owned by the Republic of Suriname). The Partnership Agreement gave Staatsolie the option to participate in the Merian gold mine (“Merian”) for up to 25% of the partnership. Staatsolie exercised that option in November 2014. At December 31, 2017, Newmont has a 75.0% ownership in Merian. Newmont has identified Merian as a VIE under ASC guidance for consolidation. The Company has determined itself to be the primary beneficiary of this entity, as it controls the operations of Merian and has the obligation to absorb losses and the right to receive benefits that are significant to Merian; therefore, the Company consolidates Merian in its financial statements.

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

The Company reports the results of operations of a business as discontinued operations if a disposal represents a strategic shift that has (or will have) a major effect on the Company’s operations and financial results when the business is classified as held for sale, in accordance with ASC 360, Property, Plant and Equipment and ASC 205-20, Presentation of Financial Statements - Discontinued Operations. The results of discontinued operations are reported in Net income (loss) from discontinued operations,  net of tax in the accompanying Consolidated Statements of Operations for current and prior periods, including any gain or loss recognized on closing or adjustment of the carrying amount to fair value less cost to sell.

On November 2, 2016, Newmont completed the sale of its 48.5% economic interest in PT Newmont Nusa Tenggara (“PTNNT”), which operates the Batu Hijau copper and gold mine (“Batu Hijau”) in Indonesia (the “Batu Hijau Transaction”). As a result, Newmont presents Batu Hijau as a discontinued operation for all periods presented. Accordingly, (i) our Consolidated Statements of Operations and Cash Flows have been reclassified to present Batu Hijau as a discontinued operation for all periods presented and (ii) the amounts presented in these notes relate only to our continuing operations, unless otherwise noted. For additional information regarding our discontinued operations, see Note 3.

Cash and Cash Equivalents

Cash and cash equivalents consist of all cash balances and highly liquid investments with an original maturity of three months or less. Because of the short maturity of these investments, the carrying amounts approximate their fair value. Cash and cash equivalents are held in overnight bank deposits or are invested in United States Treasury securities and money market securities. Restricted cash is excluded from cash and cash equivalents and is included in other current or non-current assets. Restricted cash is held primarily for the purpose of settling asset retirement obligations.

Investments

Management determines the appropriate classification of its investments in equity securities at the time of purchase and reevaluates such determinations at each reporting date. Investments in incorporated entities in which the Company’s ownership is greater than 20% and less than 50%, or which the Company does not control through majority ownership or means other than voting rights, are accounted for by the equity method and are included in non-current assets. Additionally, the Company has certain restricted investments, which are classified as Other non-current assets. The Company accounts for both its restricted and non-restricted marketable security investments as available for sale securities in accordance with ASC guidance on accounting for certain investments in debt and equity securities. The Company periodically evaluates whether declines in fair values of its investments below the Company’s carrying value are other-than-temporary in accordance with ASC guidance. The Company’s policy is to generally treat

NEWMONT MINING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share, per ounce and per pound amounts)

a decline in the investment’s quoted market value that has lasted continuously for more than six to nine months as an other-than-temporary decline in value. The Company also monitors its investments for events or changes in circumstances that have occurred that may have a significant adverse effect on the fair value of the investment and evaluates qualitative and quantitative factors regarding the severity and duration of the unrealized loss and the Company’s ability to hold the investment until a forecasted recovery occurs to determine if the decline in value of an investment is other-than-temporary. Declines in fair value below the Company’s carrying value deemed to be other-than-temporary are charged to Other income, net.

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

In-process Inventory

In-process inventories represent material that is currently in the process of being converted to a saleable product. Conversion processes vary depending on the nature of the ore and the specific processing facility, but include mill in-circuit, flotation, leach and carbon-in-leach. In-process material is measured based on assays of the material fed into the process and the projected recoveries of the respective plants. In-process inventories are valued at the average cost of the material fed into the process attributable to the source material coming from the mines, stockpiles and/or leach pads, plus the in-process conversion costs, including applicable amortization relating to the process facilities incurred to that point in the process.

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

Property, Plant and Mine Development

Facilities and Equipment

Expenditures for new facilities or equipment and expenditures that extend the useful lives of existing facilities or equipment are capitalized and recorded at cost. Facilities and equipment acquired as a part of a capital lease, build-to-suit or other financing arrangement are capitalized and recorded based on the contractual lease terms. The facilities and equipment are depreciated using the straight-line method at rates sufficient to depreciate such costs over the estimated productive lives of such facilities. These estimated productive lives do not exceed the related estimated mine lives, which are based on proven and probable reserves.

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

NEWMONT MINING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share, per ounce and per pound amounts)

Impairment of Long-lived Assets

The Company reviews and evaluates its long-lived assets for impairment at least annually, or when events or changes in circumstances indicate that the related carrying amounts may not be recoverable. An impairment loss is measured and recorded based on the estimated fair value of the long-lived assets being tested for impairment, and their carrying amounts. Fair value is typically determined through the use of an income approach utilizing estimates of discounted pre-tax future cash flows or a market approach utilizing recent transaction activity for comparable properties. These approaches are considered Level 3 fair value measurements. Occasionally, such as when an asset is held for sale, market prices are used. The Company believes its estimates and models used to determine fair value are similar to what a market participant would use.

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

Revenue Recognition

Revenue is recognized from a sale when persuasive evidence of an arrangement exists, the price is determinable, the product has been delivered, risk and the title has been transferred to the customer and collection of the sales price is reasonably assured. Revenues from concentrate sales are recorded net of treatment and refining charges. Revenues from by-product sales are credited to Costs applicable to sales as a by-product credit.

Concentrate sales are initially recorded based on 100% of the provisional sales prices. Until final settlement occurs, adjustments to the provisional sales prices are made to take into account the mark-to-market changes based on the forward prices for the estimated month of settlement. For changes in metal quantities upon receipt of new information and assays, the provisional sales quantities are also adjusted. The principal risks associated with recognition of sales on a provisional basis include metal price fluctuations between the date initially recorded and the date of final settlement. If a significant decline in metal prices occurs between the provisional pricing date and the final settlement date, it is reasonably possible that the Company could be required to return a portion of the sales proceeds received based on the provisional invoice.

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

Effective January 1, 2018, the Company will adopt changes to its revenue recognition policy. Refer to Recently Issued Accounting Pronouncements below for further details.

Income and Mining Taxes

The Company accounts for income taxes using the liability method, recognizing certain temporary differences between the financial reporting basis of the Company’s liabilities and assets and the related income tax basis for such liabilities and assets. This method generates either a net deferred income tax liability or asset for the Company, as measured by the statutory tax rates in effect. The Company derives its deferred income tax charge or benefit by recording the change in either the net deferred income tax liability or asset balance for the year. The financial statement effects of changes in tax law are recorded as discrete items in the period enacted as part of income tax expense or benefit from continuing operations, regardless of the category of income or loss to which the deferred taxes relate. The Company determines if the assessment of a particular income tax effect is “complete” or “incomplete” as of the due

NEWMONT MINING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share, per ounce and per pound amounts)

date of the financial statements. Those effects for which the accounting is determined to be complete are reported in the enactment period financial statements.

For those effects determined to be incomplete, the Company determines whether a reasonable estimate of those effects can be made. If a reasonable estimate can be made, the estimate is recognized as a provisional amount. If a reasonable estimate cannot be made, no effects are recognized as provisional amounts until the first reporting period in which a reasonable estimate can be made. Provisional amounts are updated when additional information becomes available and the evaluation of such information is complete. The Company completes the accounting for all provisional amounts within a measurement period of up to one year from the enactment date.

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

Reclamation and Remediation Costs

Reclamation obligations are recognized when incurred and recorded as liabilities at fair value. The liability is accreted over time through periodic charges to earnings. In addition, the asset retirement cost is capitalized as part of the asset’s carrying value and amortized over the life of the related asset. Reclamation costs are periodically adjusted to reflect changes in the estimated present value resulting from the passage of time and revisions to the estimates of either the timing or amount of the reclamation costs. Changes in reclamation estimates at non-operating mines are reflected in earnings in the period an estimate is revised. The estimated reclamation obligation is based on when spending for an existing disturbance is expected to occur. The Company reviews, on an annual basis, unless otherwise deemed necessary, the reclamation obligation at each mine site in accordance with ASC guidance for asset retirement obligations.

Remediation costs are accrued based on management’s best estimate at the end of each period of the costs expected to be incurred at a site. Such cost estimates may include ongoing care, maintenance and monitoring costs. Changes in remediation estimates at legacy sites are reflected in earnings in the period an estimate is revised. Water treatment costs included in environmental remediation obligations are discounted to their present value as cash flows are readily estimable. All other costs of future expenditures for environmental remediation obligations are not discounted to their present value.

Foreign Currency

The functional currency for the majority of the Company’s operations, including the Australian operations, is the U.S. dollar. All monetary assets and liabilities where the functional currency is the U.S. dollar are translated at current exchange rates and the resulting adjustments are included in Other income, net. All assets and liabilities recorded in functional currencies other than U.S. dollars are translated at current exchange rates and the resulting adjustments are charged or credited directly to Accumulated other comprehensive income (loss) in Total equity. Revenues and expenses in foreign currencies are translated at the weighted average exchange rates for the period. The gains or losses on foreign currency rates on cash holdings in foreign currencies are included in Effect of exchange rate changes on cash in the Company’s Consolidated Statements of Cash Flows.

Derivative Instruments

Newmont has forward contracts designated as cash flow hedges in place to hedge against changes in foreign exchanges rates and diesel prices. The fair value of derivative contracts qualifying as cash flow hedges are reflected as assets or liabilities in the Consolidated Balance Sheets. To the extent these hedges are effective in offsetting forecasted cash flows from production costs (the “effective portion”), changes in fair value are deferred in Accumulated other comprehensive income (loss). Amounts deferred in Accumulated other comprehensive income (loss) are reclassified to income when the hedged transaction has occurred. The ineffective portion of the change in the fair value of the derivative is recorded in Other income, net in each period. Cash transactions related to the Company’s derivative contracts accounted for as hedges are classified in the same category as the item being hedged in the Consolidated Statements of Cash Flows.

When derivative contracts qualifying as cash flow hedges are settled, accelerated or restructured before the maturity date of the contracts, the related amount in Accumulated other comprehensive income (loss) at the settlement date is deferred and reclassified to earnings, when the originally designated hedged transaction impacts earnings.

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

Stock-Based Compensation

The Company records stock-based compensation awards exchanged for employee services at fair value on the date of the grant and expenses the awards in the Consolidated Statements of Operations over the requisite employee service period. The fair value of stock options is determined using the Black-Scholes valuation model. The fair value of restricted stock units (“RSUs”) and strategic stock units (“SSUs”) are based on the Newmont stock price on the date of grant. The fair value of performance leverage stock units (“PSUs”) is determined using a Monte Carlo simulation model. Stock-based compensation expense related to awards with a market or performance condition is generally recognized over the vesting period of the award utilizing the cliff vesting method, while all other awards are recognized on a straight-line basis. The Company recognizes forfeitures as they occur. The Company's estimates may be impacted by certain variables including, but not limited to, stock price volatility, employee stock option exercise behaviors, additional stock option grants, the Company's performance and related tax impacts.

Debt

The Company carries its Senior Notes at amortized cost.

Debt issuance costs and debt premiums and discounts, which are included in Debt, and unrealized gains or losses related to treasury rate lock contracts and forward starting swap contracts, which are included in Accumulated other comprehensive income (loss), are amortized using the effective interest method over the terms of the respective Senior Notes as a component of Interest expense, net within the Consolidated Statements of Operations.

When repurchasing its debt, the Company records the resulting gain or loss as well as the accelerated portion of related debt issuance costs, premiums and discounts, and any unrealized gains or losses from the associated treasury rate lock contracts and/or associated forward starting swap contracts in Other Income, net.

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

Reclassifications

Certain amounts in prior years have been reclassified to conform to the 2017 presentation. Reclassified amounts were not material to the financial statements.

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

Stock-based compensation

In March 2016, ASU No. 2016-09 was issued related to stock-based compensation. The new guidance simplifies the accounting for stock-based compensation transactions, including income tax consequences, classification of awards as either equity or liabilities and classification of cash payments related to tax withholdings on behalf of employees on the Consolidated Statements of Cash Flows. This update is effective in fiscal years, including interim periods, beginning after December 15, 2016. The Company adopted this guidance as of January 1, 2017, and reclassified $(6) from Net cash provided by (used in) operating activities of continuing operations to Net cash provided by (used in) financing activities of continuing operations for the year ended December 31, 2016. There was no impact in 2015. Adoption of this guidance had no other impact on the Consolidated Financial Statements or disclosures.

Restricted cash

In November 2016, ASU No. 2016-18 was issued related to the inclusion of restricted cash in the statement of cash flows. This new guidance requires that a statement of cash flows present the change during the period in the total of cash, cash equivalents and amounts generally described as restricted cash or restricted cash equivalents. This update is effective in fiscal years, including interim periods, beginning after December 15, 2017, and early adoption is permitted. The Company retrospectively adopted this guidance as of December 31, 2017, which resulted in the removal of the changes in restricted cash activity of $(10) and $8 from Net cash provided by (used in) financing activities of discontinued operations within financing activities and $- and $(2) from Other within financing activities on the Consolidated Statements of Cash Flows for the years ended December 31, 2016 and 2015, respectively. Furthermore, the Company has included a reconciliation of Cash and cash equivalents and restricted cash reported within the Consolidated Balance Sheets to the total shown in the Consolidated Statements of Cash Flows. Adoption of this guidance had no other impact on the Consolidated Financial Statements or disclosures.

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

The Company will adopt the new guidance effective January 1, 2018. The guidance may be applied retrospectively for all periods presented or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application. The Company will adopt the guidance retrospectively with the cumulative effect of initially applying the amended guidance recognized at January 1, 2018. Based on the contracts outstanding as of December 31, 2017, there will be no cumulative effect adjustment required to be recognized at January 1, 2018.

Under the Company’s adoption approach, results for reporting periods beginning after January 1, 2018, will be presented in the Consolidated Financial Statements under the new guidance, while prior period amounts will not be adjusted and continue to be reported under the guidance in effect for those periods. In the related disclosures, results for reporting periods beginning after January 1, 2018, will be presented under prior guidance along with prior period amounts for comparative purposes. The Company plans to provide expanded disclosures that will include gold revenue from doré production, gold and copper revenue from concentrate sales and copper revenue from cathode sales, as well as information pertaining to receivable balances, and revenue recognized in the current reporting period related to changes in price and metal quantity from performance obligations satisfied in previous periods, if material.

Investments

In January 2016, ASU No. 2016-01 was issued related to financial instruments. The new guidance requires entities to measure equity investments that do not result in consolidation and are not accounted for under the equity method at fair value and recognize any changes in fair value in net income. This new guidance also updates certain disclosure requirements for these investments. This update is effective in fiscal years, including interim periods, beginning after December 15, 2017, and upon adoption, an entity should apply the amendments with the cumulative effect of initially applying the guidance recognized at January 1, 2018. Early adoption is not permitted. The Company expects the updated guidance to result in a reclassification of unrealized holding gains and losses and deferred income taxes related to investments in marketable equity securities from Accumulated other comprehensive income (loss) to Retained earnings in the Consolidated Balance Sheets upon adoption. Accumulated other comprehensive income (loss) at December 31, 2017,  included $115 of net unrealized holding losses and deferred income taxes related to marketable equity securities that will be reclassified to Retained earnings upon adoption.

NEWMONT MINING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share, per ounce and per pound amounts)

Leases

In February 2016, ASU No. 2016-02 was issued related to leases, which was further amended in September 2017 by ASU No. 2017-13 and in January 2018 by ASU 2018-01. The new guidance modifies the classification criteria and requires lessees to recognize the assets and liabilities arising from most leases on the balance sheet. This update is effective in fiscal years, including interim periods, beginning after December 15, 2018, and early adoption is permitted. The Company anticipates adopting the new guidance effective January 1, 2019.

The Company has begun its assessment of the new guidance and the impact it will have on the Consolidated Financial Statements and disclosures, and expects to complete its analysis in 2018. To date, the Company has reviewed a sample of contracts that are representative of the Company’s various contracts. Management is still completing its assessment of the impacts; however, based on the sample reviewed, management anticipates certain service contracts will contain embedded leases under the revised guidance.  The Company continues to assess other potential impacts of the new standard. Based on preliminary findings, the Company expects that the majority of its identified leases will be required to be reported on the Consolidated Balance Sheets; however, the Company expects there will be minimal impacts to the Consolidated Statements of Operations. The Company expects to have an update to the impacts of the standard in the second quarter of 2018.

Statement of cash flows

In August 2016, ASU No. 2016-15 was issued related to the statement of cash flows. This new guidance addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. This update is effective in fiscal years, including interim periods, beginning after December 15, 2017, and early adoption is permitted. While the Company had anticipated early adoption of this guidance, upon further analysis the Company has determined it will adopt the guidance effective January 1, 2018. Upon adoption, the Company expects to reclassify $196 of Repayment of debt, previously reported as a cash outflow from financing activities, to operating activities on the Consolidated Statements of Cash Flows related to accreted interest from the debt discount on the 2017 convertible notes repaid in July 2017. Additionally, the Company expects to reclassify $15 and $6 for 2017 and 2016, respectively, of Acquisitions, net previously reported as a cash outflow from investing activities, to operating activities on the Consolidated Statements of Cash Flows related to contingent consideration payments.

Intra-entity transfers

In October 2016, ASU No. 2016-16 was issued related to the intra-entity transfers of assets other than inventory. This new guidance requires entities to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. This update is effective in fiscal years, including interim periods, beginning after December 15, 2017, and early adoption is permitted. The Company anticipates adopting this new guidance effective January 1, 2018, and does not expect the adoption to have an impact on the Consolidated Financial Statements or disclosures.

Employee benefits

In March 2017, ASU No. 2017-07 was issued related to the presentation of net periodic pension and postretirement cost. The new guidance requires the service cost component of net benefit costs to be classified similar to other compensation costs arising from services rendered by employees. Other components of net benefit costs are required to be classified separately from the service cost and outside income from operations. This update is effective in fiscal years, including interim periods, beginning after December 15, 2017. The Company anticipates adopting this new guidance effective January 1, 2018. The adoption of this guidance will result in the recognition of other components of net benefit costs within Other income, net rather than Costs applicable to sales or General and administrative and will no longer be included in costs that benefit the inventory/production process. The adoption of this guidance will not have a material impact on the Consolidated Financial Statements or disclosures.

Hedging

In August 2017, ASU No. 2017-12 was issued related to hedge accounting. The new guidance expands the ability to hedge nonfinancial risk components, eliminates the current requirement to separately measure and report hedge ineffectiveness, and requires the entire change in fair value of a hedging instrument to be presented in the same income statement line as the hedged item, when

NEWMONT MINING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share, per ounce and per pound amounts)

reclassified from Accumulated other comprehensive income (loss). The guidance also eases certain hedge effectiveness documentation and assessment requirements. This update is effective in fiscal years, including interim periods, beginning after December 15, 2018, and early adoption is permitted. The Company anticipates adopting this new guidance effective January 1, 2018, and does not expect the adoption to have a material impact on the Consolidated Financial Statements or disclosures.

Other comprehensive income reclassifications related to tax reform

In February 2018, ASU 2018-02 was issued allowing companies the option to reclassify to retained earnings the tax effects related to items in Accumulated other comprehensive income (loss) as a result of the Tax Cuts and Jobs Act that was enacted on December 22, 2017. This update is effective in fiscal years, including interim periods, beginning after December 15, 2018, and early adoption is permitted. This guidance should be applied either in the period of adoption or retrospectively to each period in which the effects of the change in the U.S. federal income tax rate in the Tax Cuts and Jobs Act is recognized. The Company is still completing its assessment of the impacts including the timing of adoption.

NOTE 3     DISCONTINUED OPERATIONS

The details of our Net income (loss) from discontinued operations, net of tax are set forth below:

	Years Ended December 31,
	2017	2016	2015
Holt royalty obligation	$(44)	$(50)	$27
Batu Hijau contingent consideration	6	—	—
Batu Hijau operations	—	517	418
Loss on sale of Batu Hijau	—	(600)	—
Net income (loss) from discontinued operations	$(38)	$(133)	$445

The Holt Royalty Obligation

Discontinued operations include a retained royalty obligation (“Holt”) to Holloway Mining Company. Holloway Mining Company, which owned the Holt-McDermott property, was sold to St. Andrew Goldfields Ltd. (“St. Andrew”) in 2006. St. Andrew was acquired by Kirkland Lake Gold Ltd. (formerly known as Kirkland Lake Gold Inc.) in January 2016. In 2009, the Superior Court issued a decision finding Newmont Canada Corporation (“Newmont Canada”) liable for a royalty on production from Holt, which Newmont Canada appealed. In May 2011, the Ontario Court of Appeal upheld the Superior Court ruling finding Newmont liable for the royalty obligation, which equals 0.013% of net smelter returns multiplied by the quarterly average gold price, minus a 0.013% of net smelter returns. There is no cap on the royalty and it will increase or decrease with changes in gold price, discount rate, and gold production scenarios. Refer to Note 16 for additional information on the Holt royalty.

At December 31, 2017 and 2016, the estimated fair value of the Holt royalty obligation was $243 and $187, respectively. Changes to the estimated fair value resulting from periodic revaluations are recorded to Net income (loss) from discontinued operations, net of tax. For the years ended 2017, 2016 and 2015, the Company recorded a gain (loss) of $(44),  $(50) and $27, net of tax benefit (expense) of $24,  $19 and $(11), respectively, related to the Holt royalty obligation. During 2017, 2016 and 2015, the Company paid $12,  $11 and $12, respectively, related to the Holt royalty obligation.

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

The Metal Price Upside contingent payment of up to $133 is payable for any quarter in which the London Metal Exchange (“LME”) quarterly average copper price exceeds $3.75 per pound. It is calculated as 30% of the product of (i) the difference between the LME quarterly average copper price and $3.75 and (ii) 96.5% of the total pounds of copper contained in shipments of mineral products mined or produced from Batu Hijau that arrived in a buyers’ or customers’ designated port for delivery during the previous quarter. The Elang Development deferred payment totaling $118 is payable no later than the first anniversary of the first shipment of any form of saleable copper, gold or silver product produced from the Elang development area. The Contingent Payment of up to $152 is payable (i) as a payment of $76 if in any year after 2022 in which there is production from Phase 7 of the Batu Hijau mine and the LME annual average copper price is $2.75 or more per pound and (ii) if the full Contingent Payment amount has not already been paid, a payment of $76 in any year in which the LME annual average copper price in respect to such year is $3.25 or more per pound and after both the second anniversary of the first shipment of concentrate (or any other form of saleable copper, gold or silver product) produced from the Elang development area and December 31, 2023. The Contingent Payment and the Elang Development deferred payment deeds are derivatives under ASC 815 and were recorded at fair value of $23 and $13 as of December 31, 2017 and 2016, respectively. Changes to the estimated fair value resulting from periodic revaluations are recorded net of tax to Net income (loss) from discontinued operations. For the year ended 2017, the Company recorded a gain of $6, net of tax expense of $4 related to the contingent consideration. For further information about the valuation of the Batu Hijau Contingent Consideration, see Note 16.

Newmont recognized a loss on sale of $600 in 2016, calculated using the gross cash proceeds of $920 and certain contingent payments deemed to be derivatives, less the carrying value of the PTNNT disposal group and selling costs.

Net income (loss) from discontinued operations, net of tax in the Consolidated Statements of Operations that relates to Batu Hijau consists of the following:

	Years Ended December 31,
	2016	2015
Sales	$1,668	$1,644

Costs and expenses:
Costs applicable to sales (1)	668	772
Depreciation and amortization	134	137
Reclamation and remediation	14	13
Advanced projects, research and development	2	7
General and administrative	10	6
Other expense (income), net	(1)	10
	827	945
Interest expense, net	(15)	(28)
Income (loss) before income and mining tax and other items	826	671
Income and mining tax benefit (expense)	(309)	(253)
Net income (loss) from discontinued operations	517	418
Loss on sale of Batu Hijau, net of tax	(600)	—
	(83)	418
Net loss (income) attributable to noncontrolling interests	(274)	(224)
Net income (loss) from discontinued operations attributable to Newmont stockholders	$(357)	$194

(1)	Excludes Depreciation and amortization and Reclamation and remediation.

The Consolidated Statements of Comprehensive Income (Loss) were not impacted by discontinued operations as PTNNT did not have any Other comprehensive income (loss).

NEWMONT MINING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share, per ounce and per pound amounts)

Cash flows from Batu Hijau consisted of the following:

	Years Ended December 31,
	2016	2015
Net cash provided by (used in) operating activities	$880	$569
Net cash provided by (used in) investing activities	(46)	(90)
Net cash provided by (used in) financing activities	(331)	(225)
Net cash provided by (used in) Batu Hijau discontinued operations	$503	$254

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

NEWMONT MINING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share, per ounce and per pound amounts)

Unless otherwise noted, we present only the reportable segments of our continuing operations in the tables below. The financial information relating to the Company’s segments is as follows:

				Advanced	Income (Loss)
		Costs	Depreciation	Projects, Research	before Income
		Applicable	and	and Development	and Mining Tax	Total	Capital
	Sales	to Sales	Amortization	and Exploration	and Other Items	Assets	Expenditures(1)
Year Ended December 31, 2017
Carlin	$1,217	$795	$221	$18	$139	$2,292	$174
Phoenix:
Gold	257	181	47
Copper	88	55	15
Total Phoenix	345	236	62	5	31	884	25
Twin Creeks	465	226	63	9	163	1,142	52
Long Canyon	219	59	74	23	63	1,083	10
CC&V	575	285	124	10	153	897	33
Other North America	—	—	1	26	(29)	676	9
North America	2,821	1,601	545	91	520	6,974	303

Yanacocha	671	504	134	41	(64)	1,388	51
Merian	643	238	91	14	297	967	105
Other South America	—	—	14	43	(72)	1,661	—
South America	1,314	742	239	98	161	4,016	156

Boddington:
Gold	981	562	113
Copper	227	108	22
Total Boddington	1,208	670	135	2	372	2,108	80
Tanami	514	251	67	21	181	688	108
Kalgoorlie	458	234	19	9	190	403	21
Other Australia	—	—	6	8	(37)	54	5
Australia	2,180	1,155	227	40	706	3,253	214

Ahafo	439	268	72	24	70	1,685	181
Akyem	594	272	154	10	152	1,049	26
Other Africa	—	—	1	6	(13)	1	—
Africa	1,033	540	227	40	209	2,735	207

Corporate and Other	—	—	11	53	(504)	3,585	10
Consolidated	$7,348	$4,038	$1,249	$322	$1,092	$20,563	$890

(1)	Includes an increase in accrued capital expenditures of $24; consolidated capital expenditures on a cash basis were $866.

NEWMONT MINING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share, per ounce and per pound amounts)

				Advanced	Income (Loss)
		Costs	Depreciation	Projects, Research	before Income
		Applicable	and	and Development	and Mining Tax	Total	Capital
	Sales	to Sales	Amortization	and Exploration	and Other Items	Assets	Expenditures(1)
Year Ended December 31, 2016
Carlin	$1,182	$797	$200	$19	$144	$2,278	$173
Phoenix:
Gold	248	164	51
Copper	86	99	27
Total Phoenix	334	263	78	1	(20)	917	22
Twin Creeks	563	234	51	8	266	1,135	37
Long Canyon	27	4	5	20	(3)	1,123	119
CC&V	491	216	108	11	150	1,042	59
Other North America	—	—	1	12	(11)	696	9
North America	2,597	1,514	443	71	526	7,191	419

Yanacocha	792	525	275	35	(1,152)	1,549	83
Merian	117	34	12	24	46	984	221
Other South America	—	—	14	36	(55)	1,677	—
South America	909	559	301	95	(1,161)	4,210	304

Boddington:
Gold	973	530	110
Copper	164	126	24
Total Boddington	1,137	656	134	1	328	2,075	65
Tanami	575	238	82	13	242	621	145
Kalgoorlie	467	257	19	5	184	379	20
Other Australia	—	—	9	8	(25)	63	4
Australia	2,179	1,151	244	27	729	3,138	234

Ahafo	436	313	94	28	(8)	1,734	87
Akyem	590	235	127	8	214	1,232	22
Other Africa	—	—	1	2	(8)	2	—
Africa	1,026	548	222	38	198	2,968	109

Corporate and Other	—	—	10	51	(506)	3,524	11
Consolidated	$6,711	$3,772	$1,220	$282	$(214)	$21,031	$1,077

(1)	Includes a decrease in accrued capital expenditures of $56; consolidated capital expenditures on a cash basis were $1,133.

NEWMONT MINING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share, per ounce and per pound amounts)

				Advanced	Income (Loss)
		Costs	Depreciation	Projects, Research	before Income
		Applicable	and	and Development	and Mining Tax	Total	Capital
	Sales	to Sales	Amortization	and Exploration	and Other Items	Assets	Expenditures(1)
Year Ended December 31, 2015
Carlin	$1,027	$790	$198	$16	$12	$2,240	$270
Phoenix:
Gold	221	163	42
Copper	109	91	21
Total Phoenix	330	254	63	3	(12)	1,002	25
Twin Creeks	551	246	51	8	240	1,141	48
Long Canyon	—	—	—	22	(22)	1,003	128
CC&V	91	44	19	3	23	1,043	66
Other North America	—	—	1	8	8	711	8
North America	1,999	1,334	332	60	249	7,140	545

Yanacocha	1,070	564	320	37	40	2,628	100
Merian	—	—	—	12	(12)	764	356
Other South America	—	—	14	46	(66)	1,688	—
South America	1,070	564	334	95	(38)	5,080	456

Boddington:
Gold	910	570	113
Copper	171	140	26
Total Boddington	1,081	710	139	3	222	2,066	58
Tanami	504	225	82	7	192	539	98
Waihi (2)	136	55	14	3	59	—	12
Kalgoorlie	360	272	21	3	65	391	21
Other Australia	—	—	16	5	(46)	71	5
Australia	2,081	1,262	272	21	492	3,067	194

Ahafo	387	206	53	24	74	1,752	92
Akyem	548	212	96	8	227	1,241	45
Other Africa	—	—	—	2	(13)	2	—
Africa	935	418	149	34	288	2,995	137

Corporate and Other (3)	—	—	15	72	(696)	6,848	38
Consolidated	$6,085	$3,578	$1,102	$282	$295	$25,130	$1,370

(1)	Includes an increase in accrued capital expenditures of $59; consolidated capital expenditures on a cash basis were $1,311.
(2)	In October 2015, the Company sold the Waihi mine.
(3)	Total assets for Corporate and Other include assets held for sale related to our discontinued operations. See Note 3 for additional information regarding our discontinued operations.

NEWMONT MINING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share, per ounce and per pound amounts)

Revenues from sales attributed to countries based on the customer’s location were as follows:

	Years Ended December 31,
	2017	2016	2015
United Kingdom	$5,490	$5,413	$4,954
Switzerland	657	148	39
Korea	384	298	334
Philippines	310	283	208
Germany	168	191	166
Canada	96	124	104
United States	91	70	69
Japan	87	59	111
Other	65	125	100
	$7,348	$6,711	$6,085

As gold can be sold through numerous gold market traders worldwide, the Company is not economically dependent on a limited number of customers for the sale of its product. In 2017, sales to Toronto Dominion Bank were $2,727 (37%) and JPMorgan Chase were $1,380 (19%).  In 2016, sales to Toronto Dominion Bank were $1,829 (27%), JPMorgan Chase were $1,471 (22%),  Bank of Nova Scotia were $1,067 (16%) and HSBC were $952 (14%) of total gold sales. In 2015,  sales to Bank of Nova Scotia were $1,074 (14%) and sales to Credit Agricole Corporate and Investment were $762 (10%) of total gold sales.

The Company sells copper predominantly in the form of copper concentrates which are sold directly to smelters located in Asia and to a lesser extent North America and Europe. The copper concentrates are sold under long-term supply contracts with processing fees based on the demand for these concentrates in the global market place. In Nevada, the Company also produces copper cathode which is sold to one customer in the North American market.

Long-lived assets, excluding deferred tax assets, investments and restricted assets, were as follows:

	At December 31,
	2017	2016
United States	$6,490	$6,625
Australia	2,833	2,753
Ghana	2,401	2,423
Peru	2,008	2,109
Suriname	835	818
Other	11	—
	$14,578	$14,728

NOTE 6    RECLAMATION AND REMEDIATION

The Company’s mining and exploration activities are subject to various domestic and international laws and regulations governing the protection of the environment. These laws and regulations are continually changing and are generally becoming more restrictive. The Company conducts its operations to protect public health and the environment and believes its operations are in compliance with applicable laws and regulations in all material respects. The Company has made, and expects to make in the future, expenditures to comply with such laws and regulations, but cannot predict the full amount of such future expenditures. Estimated future reclamation costs are based principally on current legal and regulatory requirements.

In December 2016, the Company completed a comprehensive study of the Yanacocha long-term mining and closure plans as part of the requirement to submit an updated closure plan to Peruvian regulators every five years. As a result, the Company recorded an increase to the reclamation obligation at Yanacocha of $425. This increase to the reclamation obligation resulted in an increase to the recorded asset retirement cost asset of $348 related to the producing portions of the mine and a non-cash charge to reclamation expense for the quarter ended December 31, 2016 of $77 related to the areas of Yanacocha’s operations no longer in production. The increase to the reclamation obligation was primarily due to higher estimated long-term water management costs, heap leach earthworks and related support activities. There were minimal changes to the updated closure plan in 2017 prior to submitting to

NEWMONT MINING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share, per ounce and per pound amounts)

Peruvian regulators in September 2017. The regulators completed their review and approved the updated closure plan in November 2017.

The Company’s Reclamation and remediation expense consisted of:

	Years Ended December 31,
	2017	2016	2015
Reclamation adjustments	$32	$83	$5
Reclamation accretion	100	75	74
Total reclamation expense	132	158	79

Remediation adjustments	40	16	170
Remediation accretion	5	5	4
Total remediation expense	45	21	174
	$177	$179	$253

Reclamation expense decreased in 2017 compared to 2016 and increased in 2016 compared to 2015, primarily due to the 2016 revision in Yanacocha’s closure plan which resulted in an increase in reclamation expense related to operations no longer in production. In 2017, additional reclamation adjustments were recorded for revisions in the closure plan for the Rain mine, which is a non-operating site that is a part of the Carlin mine complex.

Remediation expense increased in 2017 compared to 2016, primarily due to increased water management and monitoring costs at the Resurrection and San Luis remediation sites, as well as increased costs for project activities at the Midnite mine and Dawn mill sites. Remediation expense decreased in 2016 compared to 2015, primarily due to increased costs in 2015 related to the Midnite mine site.

The following is a reconciliation of Reclamation and remediation obligations:

	Reclamation	Remediation	Total
Balance at January 1, 2016	$1,300	$318	$1,618
Additions, changes in estimates and other	441	5	446
Payments and other	(24)	(30)	(54)
Accretion expense	75	5	80
Balance December 31, 2016	1,792	298	2,090
Additions, changes in estimates and other	107	30	137
Payments and other	(34)	(44)	(78)
Accretion expense	100	5	105
Balance December 31, 2017	$1,965	$289	$2,254

The current portion of reclamation was $59 and $28 at December 31, 2017 and 2016, respectively, and is included in Other current liabilities. The current portion of remediation was $41 and $33 at December 31, 2017 and 2016, respectively, and is included in Other current liabilities. At December 31, 2017 and 2016,  $1,965 and $1,792, respectively, were accrued for reclamation obligations relating to operating and formerly operating properties. In addition, the Company is involved in several matters concerning environmental remediation obligations associated with former, primarily historic, mining activities. Generally, these matters concern developing and implementing remediation plans at the various sites involved. At December 31, 2017 and 2016,  $289 and $298, respectively, were accrued for such environmental remediation obligations. As of December 31, 2017 and 2016, environmental remediation liabilities for historic mining operations were lower by $72 and $66, respectively, as a result of discounting water treatment costs using discount rates ranging between 2% and 5% and between 2% and 6%, respectively.

Additions, changes in estimates and other, increased the reclamation obligations by $107 in 2017, primarily due to revised cost estimates from ongoing study work being conducted at Rain, a non-operating site that is a part of the Carlin mine complex in North

NEWMONT MINING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share, per ounce and per pound amounts)

America and Boddington in Australia, as well as increased disturbance from 2017 mining activity at Akyem. The reclamation obligations increased by $441 in 2016, primarily due to the revision in Yanacocha’s closure plan outlined above.

Additions of $30 in 2017 for remediation obligations at Corporate were primarily due to higher estimated water management and monitoring costs at the Resurrection and San Luis remediation sites, as well as increased costs for project activities at the Midnite mine and Dawn Mill remediation sites. Additions of $5 in 2016 for remediation obligations were primarily related to the Con mine.

Non-current restricted cash held for purposes of settling asset retirement obligations was $38 and $23, at December 31, 2017 and 2016, respectively. Of the amount in 2017, $25 is related to the Ahafo and Akyem mines in Ghana, Africa, $6 is related to the Con mine in Yellowknife, NWT, Canada, $6 is related to the San Jose Reservoir in Yanacocha, Peru, and $1 is related to the Midnite mine site in Washington State. Of the amount in 2016, $14 is related to the Ahafo and Akyem mines, $7 is related to the Con mine, $1 is related to the Midnite mine site and $1 is related to the San Jose Reservoir.

Included in Other non-current assets at December 31, 2017 and 2016, are $64 and $61, respectively, of non-current restricted investments, which are legally pledged for purposes of settling reclamation and remediation obligations related to the San Jose Reservoir, Midnite mine site and for various locations in Nevada.

NOTE 7    IMPAIRMENT OF LONG-LIVED ASSETS

	Years Ended December 31,
	2017	2016	2015
North America	$—	$1	$—
South America	4	976	44
Australia	6	—	—
Africa	—	—	6
Corporate and Other	4	—	6
	$14	$977	$56

Impairment of long-lived assets totaled $14,  $977 and $56 in 2017, 2016 and 2015, respectively. The 2017 impairments related to assets in South America, Australia and Corporate.

The 2016 impairments were primarily related to Yanacocha, reported in the South America segment. The Company determined that an impairment indicator existed as the Company completed a comprehensive study of the Yanacocha long-term mining and closure plans as part of the requirement to submit an updated closure plan to Peruvian regulators every five years. As a result of the impairment indicator, a recoverability test was performed and the Company concluded the Property, plant and mine development, net at Yanacocha was impaired. The Company measured the impairment by comparing the total fair value of existing operations using the income approach and the fair value of exploration potential using the income and market approach to the carrying value of the corresponding assets. Refer to Note 16, Fair Value Accounting, for detail of the assumptions used in the determination of the fair value of the long-lived assets tested for impairment. As a result, a non-cash impairment charge of $970 was recorded during the fourth quarter of 2016. For further information regarding management’s assessment of the Yanacocha closure plan, see Note 6.

The 2015 impairments were primarily related to assets in South America, non-essential equipment unrelated to operations at Corporate and Other and an intangible asset in Africa.

NOTE 8     OTHER EXPENSE, NET

	Years Ended December 31,
	2017	2016	2015
Restructuring and other	$14	$32	$34
Acquisition cost adjustments	2	10	19
Ghana Investment Agreement	—	—	27
Other	16	16	36
	$32	$58	$116

NEWMONT MINING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share, per ounce and per pound amounts)

Restructuring and other. Restructuring and other primarily represents certain costs associated with severance and outsourcing for all periods presented. The costs also include system integration costs during 2016 related to our acquisition of CC&V in August 2015.

Acquisition cost adjustments. Acquisition cost adjustments represent net adjustments to the contingent consideration and related liabilities associated with the acquisition of the final 33.33% interest in Boddington in June 2009 for all periods presented. The adjustments also include costs during the third and fourth quarter of 2015 related to our acquisition of CC&V in August 2015.

Ghana Investment Agreement. In December 2015, the Company paid $27 for the ratification of revised investment agreements by Ghana’s Parliament.

NOTE 9     OTHER INCOME, NET

	Years Ended December 31,
	2017	2016	2015
Foreign currency exchange, net	$(28)	$(9)	$31
Interest	28	11	6
Gain on asset and investment sales, net	23	108	118
Tanami insurance proceeds	13	—	—
Loss on debt repayment	—	(55)	—
Impairment of investments	—	—	(115)
Gain on deconsolidation of TMAC	—	—	76
Other	18	14	19
	$54	$69	$135

Foreign currency exchange, net. Although the majority of the Company’s balances are denominated in U.S. dollars, foreign currency exchange gains (losses) are recognized on balances to be satisfied in local currencies. These balances primarily relate to the timing of payments for employee-related benefits and other current liabilities in Australia, Peru and Suriname.

Gain on asset and investment sales, net. In June 2017, the Company exchanged its interest in the Fort á la Corne joint venture for equity ownership in Shore Gold Inc. (“Shore Gold”), resulting in a pre-tax gain of $15. For additional information regarding this transaction, see Note 18.

In March 2016, the Company sold its investment in Regis Resources Ltd. (“Regis”) for $184, resulting in a pre-tax gain of $103. The cost of the investment sold was determined using the specific identification method.

In March 2015, the Company recorded a gain of $38 from sales of Hemlo mineral rights in Canada and the Relief Canyon mine in Nevada. In July 2015, the Company recorded a gain of $53 related to the sale of its 60.64% ownership interest in European Gold Refinery Holdings (“EGR”). In October 2015, the Company recorded a gain of $10 related to the sale of Waihi.

Tanami insurance proceeds. In June 2017, the Company recorded business interruption insurance proceeds of $13 associated with the heavy rainfall at Tanami during the first quarter of 2017.

Loss on debt repayment. In 2016, the Company recorded charges of $55 from the debt tender offer on its 2019 Senior Notes and 2039 Senior Notes in March 2016 and the extinguishment of its 2022 Senior Notes and associated forward starting swaps, reclassified from Other Comprehensive Income (Loss), in November 2016.

Impairment of investments. During 2015, the Company recognized investment impairments for other-than-temporary declines in value, primarily related to holdings of Regis for $72, Gabriel Resources Ltd. for $24, Pilot Gold for $8 and UltraGold for $7.

Gain on deconsolidation of TMAC. In July 2015, Newmont determined that TMAC Resources, Inc. (“TMAC”) was no longer considered a variable interest entity and should no longer be consolidated into Newmont’s financial results due to a number of financing events, which took place during the year. Newmont deconsolidated the assets, liabilities and noncontrolling interest related

NEWMONT MINING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share, per ounce and per pound amounts)

to TMAC and recognized a gain of $76. The fair value of the retained investment was valued utilizing the market approach applying the initial public offering share price. Newmont’s retained investment in TMAC is accounted for as an equity method investment.

NOTE 10     INCOME AND MINING TAXES

The Company’s Income and mining tax benefit (expense) consisted of:

	Years Ended December 31,
	2017	2016	2015
Current:
United States	$(40)	$101	$18
Foreign	(290)	(230)	(211)
	(330)	(129)	(193)
Deferred:
United States	(773)	(547)	54
Foreign	(22)	113	(252)
	(795)	(434)	(198)
	$(1,125)	$(563)	$(391)

The Company’s Income (loss) before income and mining tax and other items consisted of:

	Years Ended December 31,
	2017	2016	2015
United States	$245	$(4)	$(283)
Foreign	847	(210)	578
	$1,092	$(214)	$295

The Company’s Income and mining tax benefit (expense) differed from the amounts computed by applying the United States statutory corporate income tax rate for the following reasons:

	Years Ended December 31,
	2017		2016		2015
Income (loss) before income and mining tax and other items		$1,092		$(214)		$295

Tax at statutory rate	35%	$(382)	35%	$75	35%	$(103)
Reconciling items:
Re-measurement due to the Tax Cuts and Jobs Act(1)	28	(306)	—	—	—	—
Tax restructuring related to the Tax Cuts and Jobs Act (2)	36	(395)	—	—	—	—
Percentage depletion	(7)	81	40	85	(19)	56
Change in valuation allowance on deferred tax assets	7	(78)	(226)	(485)	51	(153)
Mining and other taxes	4	(41)	(29)	(61)	20	(58)
U.S. tax effect of noncontrolling interest attributable to non-U.S. investees	—	1	(100)	(213)	41	(120)
Tax impact on sale of assets	—	—	17	36	7	(20)
Effect of foreign earnings, net of credits	—	(4)	—	—	(6)	19
Other	—	(1)	—	—	4	(12)
Income and mining tax expense	103%	$(1,125)	(263)%	$(563)	133%	$(391)

(1)	Includes the release of a valuation allowance on AMT credits of $48 and elimination of $8 of deferred tax assets due to changes to executive compensation deductions.
(2)	See discussion below.

NEWMONT MINING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share, per ounce and per pound amounts)

Factors that Significantly Impact Effective Tax Rate

The Tax Cuts and Jobs Act

The most influential factors that impact the effective tax rate for the current reporting period stem from the Tax Cuts and Jobs Act (“the Act”) which was enacted on December 22, 2017. The Act significantly changes U.S. income tax law and is the first major overhaul of the federal income tax code in more than 30 years. Key provisions of the Act that impact Newmont include: (i) reduction of the U.S. federal corporate income tax rate from 35% to 21%, (ii) repeal of the Corporate Alternative Minimum Tax (“AMT”) system (iii) replacement of the worldwide taxation system with a territorial tax system which exempts certain foreign operations from U.S. taxation, and (iv) further limitation on the deductibility of certain executive compensation. Other provisions of the Act that do not have a current impact on Newmont but could impact the Company in the future include: (i) modification of earnings calculations for certain foreign subsidiaries that were previously tax deferred to a one-time tax, (ii) creation of a new minimum tax on certain foreign earnings and a new base erosion anti-abuse tax, (iii) repeal of the domestic production deductions, (iv) allowance for immediate capital expensing of certain qualified property, (v) limitation on the deduction for net interest expense incurred by a U.S. corporation, and (vi) modification and/or repeal of a number of other international provisions.

The Company has completed its assessment for the income tax effects of the Act for the following items:

•

Repeal of the corporate AMT system:  The Company’s AMT credits as of December 31, 2017 will be refunded over the next five years. The Company has determined that it will receive a refund of existing AMT credits equal to $52. The valuation allowance previously recorded against these credits has been released for this amount and a tax benefit of $48 was recorded as a component of income tax expense from continuing operations. The Company’s accounting policy regarding the balance sheet presentation of the credits is to continue to reflect the balance as a deferred tax asset. Once a return is filed claiming the credit, the amount will be presented as a tax receivable.

•

One-time tax on deferred foreign earnings:  The Company does not have any undistributed earnings from its foreign subsidiaries and is not impacted by the one-time transition tax. Going forward, the Company will recognize any effects of global intangible low-taxed income or GILTI, as a component of income tax expense in the period the tax arises.

The Company has not completed its assessment for the income tax effects of the Act but has recorded a reasonable estimate of the effects for the items below. The Company anticipates completing the analysis for these estimates, within the one year measurement period for the following items:

•

Re-measurement of deferred tax assets and liabilities: Deferred tax assets and liabilities attributable to the U.S. were re-measured from 35% to the reduced tax rate of 21%. The Company recorded a provisional amount of $346 for the re-measurement. The Company is still analyzing certain aspects of the Act and refining the calculations, which could potentially affect the measurement of these balances. Information needed to complete the accounting is as follows: (i) the completion of the analysis needed to appropriately separate foreign attributable assets from U.S. assets, and (ii) filing of both U.S. and foreign tax returns for the 2017 tax years relative to the subsidiaries.

•

Tax restructuring decisions implemented as a result of the Act: Due to changes the Act made to certain international tax provisions, it was prudent for the Company to restructure the holding of its non-U.S. operations for U.S. federal income tax purposes. This was accomplished by executing and filing various “check the box” elections made with respect to certain non-U.S. subsidiaries of the Company. The elections resulted in the conversions of these subsidiaries from branches and/or foreign partnerships to regarded foreign corporations. The conversion resulted in the application of the accounting rules which restrict the recognition of a deferred tax asset for the excess of the tax basis over the financial reporting basis of these investments (outside basis difference) until such time that it is apparent that the temporary difference will reverse in the foreseeable future. The Company recorded a provisional amount of $395 relating to the removal of certain deferred tax assets carried on the U.S. parent books. It also includes the removal of the deferred tax asset representing the future foreign tax credits attributable to these operations. Information needed to complete the accounting is as follows: (i) the completion of the analysis needed to appropriately separate foreign attributable assets from U.S. assets, and (ii) filing of both U.S. and foreign tax returns for the 2017 tax years relative to the subsidiaries.

NEWMONT MINING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share, per ounce and per pound amounts)

•

Elimination of executive compensation exemptions: The Act made changes to the $1 million limit on deductible compensation paid to certain executive employees. The Act eliminated exemptions for qualified performance based compensation and compensation paid after termination and expanded the number of employees to which the limit applies. The Company recorded a provisional amount of $8 for the impact of these changes related to the elimination of deferred tax assets that are no longer realizable. The Company is still analyzing the impact of transitional rules in the Act.  The provisional amount may change upon the release of further guidance addressing these rules.

The Company has not completed its assessment for the income tax effects of the Act and is unable to calculate a reasonable estimate of such effect for the items below. The Company anticipates completing the analysis for these items once regulatory guidance is available, within the one year measurement period:

•

Changes to international taxation: The Act modifies various aspects of international taxation and the application of these changes to the current foreign tax credit system is unclear. These rules are complex and require further clarity through the issuance of regulations and final technical interpretation. The Company has a deferred tax asset of $558 relating to foreign tax credits that carry a full valuation allowance. Depending upon the final interpretation of the new Act, it may be more likely than not that realization of a portion of the credits may occur. The Company has determined that a reasonable estimate cannot be made at this time. Information needed to complete the accounting is as follows: (i) final technical analysis of the new tax law, and (ii) finalization of necessary calculations, including an assessment on how these new provisions will impact the utilization of these credits in the future.

•

Sequestration charge on AMT credits: As stated above, the Company expects to receive a refund of existing AMT credits as of December 31, 2017 of $52. The refund may or may not be subject to a 6.9% sequestration charge which could amount to $4. The application of this charge is unclear at this time. Clarification on the application of this charge is needed to complete the accounting for this item.

•

Deferred tax assets and liabilities on amounts in accumulated other comprehensive income: The re-measurement of the Company’s deferred tax assets and liabilities includes items that were originally recognized in accumulated other comprehensive income. The effect of the re-measurement of these items is reflected in income from continuing operations. As a result, the income tax effects of items within accumulated other comprehensive income do not reflect the appropriate tax rate. This discrepancy is often referred to as “stranded tax effects”. Recently proposed accounting guidance would require the Company to reclassify these stranded tax effects from accumulated other comprehensive income to retained earnings. Final guidance is needed to complete the accounting for this item.

Other

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

On the basis of available information at December 31, 2017, the Company has provided a valuation allowance for certain deferred tax assets where the Company believes it is more likely than not that some portion or all of such assets will not be realized. The valuation allowance totaled $2,795 and $3,844 at December 31, 2017 and 2016, respectively. The Company released $41 of valuation allowance on U.S. foreign tax credits due to a refund of Australian taxes related to the filing of amended tax returns for the 2011-2016 tax years.

NEWMONT MINING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share, per ounce and per pound amounts)

Changes in the Company’s U.S. foreign tax credits, due to U.S. tax restructuring related to U.S. tax reform, will not impact the effective tax rate. These credits were utilized to offset gains on the conversions of non-U.S. subsidiaries from branches to regarded foreign corporations, for which the Company will no longer carry a deferred tax asset on outside basis differences.

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

Components of the Company's deferred income tax assets (liabilities) are as follows:

	At December 31,
	2017	2016
Deferred income tax assets:
Property, plant and mine development	$1,352	$1,109
Inventory	74	72
Reclamation and remediation	295	339
Net operating losses, capital losses and tax credits	1,276	2,226
Investment in partnerships and subsidiaries	86	909
Employee-related benefits	254	374
Derivative instruments and unrealized loss on investments	101	187
Other	263	229
	3,701	5,445
Valuation allowances	(2,795)	(3,844)
	$906	$1,601
Deferred income tax liabilities:
Property, plant and mine development	$(841)	$(639)
Inventory	(64)	(167)
Reclamation and remediation	(12)	—
Net undistributed earnings of subsidiaries	—	(6)
Derivative instruments and unrealized gain on investments	—	(4)
Other	(47)	(46)
	(964)	(862)
Net deferred income tax assets (liabilities)	$(58)	$739

These amounts reflect the classification and presentation that is reported for each tax jurisdiction in which the Company operates.

Net deferred income tax assets and liabilities consist of:

	At December 31,
	2017	2016
Non-current deferred income tax assets	$537	$1,331
Non-current deferred income tax liabilities	(595)	(592)
	$(58)	$739

Company’s Unrecognized Tax Benefits

At December 31, 2017,  2016 and 2015, the Company had $68,  $68 and $62 of total gross unrecognized tax benefits, respectively. The additions to the unrecognized tax benefits in 2017 is a result of changes to positions in previously open tax years in the United States. The $30 addition to unrecognized tax benefits for positions taken in the current period is directly offset by a

NEWMONT MINING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share, per ounce and per pound amounts)

reduction in positions taken in a prior period, which is related to the sale of Batu Hijau. A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows:

	2017	2016	2015
Total amount of gross unrecognized tax benefits at beginning of year	$68	$62	$394
Additions for tax positions of prior years	(27)	48	(24)
Additions for tax positions of current year	30	—	—
Reductions due to settlements with taxing authorities	—	(23)	(302)
Reductions due to lapse of statute of limitations	(3)	(19)	(6)
Total amount of gross unrecognized tax benefits at end of year	$68	$68	$62

At December 31, 2017, 2016 and 2015, $72,  $64 and $35, respectively, represent the amount of unrecognized tax benefits that, if recognized, would impact the Company’s effective income tax rate.

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

The Company continues to carry an assessment of tax and interest of $54 relating to a pre-acquisition transaction of Fronteer Gold, Inc. and subsidiaries. The taxing authority is disputing the tax attribute that was created as part of the pre-acquisition transaction claimed on Fronteer’s tax return. Due to procedural requirements, the Company paid half of the assessment in the third quarter of 2016. The Company intends to vigorously defend its position through all processes available.

The Australian Taxation Office (“ATO”) is conducting a limited review of the Company’s prior year tax returns. The ATO is focused on reviewing an internal reorganization executed in 2011 when Newmont completed a restructure of the shareholding in the Company’s Australian subsidiaries. To date, the Company has responded to inquiries from the ATO and provided them with supporting documentation for the transaction and the Company’s associated tax positions. One aspect of the ATO review relates to an Australian capital gains tax that applies to sales or transfers of stock in certain types of entities.  In the fourth quarter of 2017, the ATO notified the Company that it believes the 2011 reorganization is subject to capital gains tax of approximately $83 (including interest and penalties). The Company disputes this conclusion and intends to vigorously defend its position that the transaction is not subject to this tax. In the fourth quarter of 2017, the Company made a $25 payment to the ATO and lodged an Appeal with the Australian Federal Court to preserve its right to contest the ATO conclusions on this matter.  The Company reflects this payment as a receivable as it believes that it will ultimately prevail in this dispute. The Company continues to monitor the status of the ATO’s review which it expects to continue into 2018.

The Company and/or subsidiaries file income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. Federal, state and local, and non-U.S. income tax examinations by tax authorities for years before 2011. As a result of (i) statute of limitations that will begin to expire within the next 12 months in various jurisdictions, and (ii) possible settlements of audit-related issues with taxing authorities in various jurisdictions, the Company believes that it is reasonably possible that the total amount of its unrecognized income tax liability will decrease between $10 to $15 in the next 12 months.

The Company’s practice is to recognize interest and/or penalties related to unrecognized tax benefits as part of its income and mining tax expense. At December 31, 2017 and 2016, the total amount of accrued income-tax-related interest and penalties included in the Consolidated Balance Sheets was $19 and $16, respectively. During 2017, 2016, and 2015 the Company accrued $3,  $-, and released $1 of interest and penalties, respectively, through the Consolidated Statements of Operations.

NEWMONT MINING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share, per ounce and per pound amounts)

Valuation of Deferred Tax Assets

The Company’s recent earnings history and forecasted future results, driven by its existing reserves and the forecasted long-term commodity prices, points to the full realization of those deferred tax assets in the U.S. and Australia not previously subject to a valuation allowance. We are in a cumulative three year loss in Peru and based on the declining production profile at Yanacocha, it is more likely than not that the net deferred tax assets in Peru will not be realized in the future. Accordingly, an additional valuation allowance of $40 on these assets was recognized at December 31, 2017.

Due to changes the Act made to certain international tax provisions, it was prudent for the Company to restructure the holding of its non-U.S. operations for U.S. federal income tax purposes. This was accomplished by executing and filing various “check the box” elections made with respect to certain non-U.S. subsidiaries of the Company. The elections resulted in the conversions of these subsidiaries from branches and/or foreign partnerships to regarded foreign corporations. One result of these conversions is the Company no longer carries a U.S. deferred tax asset related to the investment in Yanacocha and released the valuation allowance of $292 which was originally recorded on December 31, 2016.

The Company determined that the realization of deferred tax assets related to certain carry forwards such as tax losses and tax pools in Canada, capital losses in the U.S. and Australia and foreign tax credits in the U.S., does not meet the more likely than not standard. Accordingly, these assets continue to be subject to a valuation allowance. At December 31, 2017, the valuation allowance related to these assets was $1,296. Realization is dependent not only on generating sufficient taxable income in the period that net deferred tax assets reverse but also on the character/classification of that income.  The alternative minimum tax was removed by the Act, and the Company’s alternative minimum tax credit carryforward will be refunded over a 5 year period. Therefore, the Company removed $48 of the remaining valuation allowance on alternative minimum tax credits for December 31, 2017. The re-measurement of the Company’s deferred tax assets due to the Tax Cuts and Jobs Act also impacted related valuation allowances; see Schedule II-Valuation and Qualifying Accounts.

Refer to Note 2 for additional risk factors that could impact the Company’s ability to realize the deferred tax assets.

Tax Loss Carryforwards, Foreign Tax Credits, and AMT Credits

At December 31, 2017 and 2016, the Company had (i) $498 and $216 of net operating loss carry forwards, respectively; and (ii) $610 and $837 of tax credit carry forwards, respectively. At December 31, 2017 and 2016, $92 and $134, respectively, of net operating loss carry forwards are attributable to Australia and France for which current tax law provides no expiration period. The remaining net operating loss carry forward in Canada will expire by 2036. Valuation allowances have been recorded on net operating loss carry forwards where the Company believes, based on the available evidence, it is more likely than not that the net operating losses will not be realized.

Tax credit carry forwards for 2017 and 2016 of $558 and $779 consist of foreign tax credits available in the United States; substantially all such credits not utilized will expire at the end of 2027. Other credit carry forwards at the end of 2017 and 2016 in the amounts of $52 and $58, respectively, represent alternative minimum tax credits attributable to the Company’s U.S. operations for which the current tax law provides no period of expiration and which will be refunded by the end of 2023.

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

Other

No additional income taxes have been provided for any remaining undistributed foreign earnings not subject to the transition tax, or any additional outside basis difference inherent in these entities, as these amounts continue to be indefinitely reinvested in foreign operations.

NEWMONT MINING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share, per ounce and per pound amounts)

NOTE 11   EQUITY INCOME (LOSS) OF AFFILIATES

	Years Ended December 31,
	2017	2016	2015
TMAC Resources Inc.	$(6)	$(7)	$(7)
Minera La Zanja S.R.L.	(5)	—	(30)
Euronimba Ltd.	(5)	(6)	(9)
Novo Resources Corp.	—	—	1
	$(16)	$(13)	$(45)

TMAC Resources Inc.

Newmont holds a 28.79% interest in TMAC. Refer to Note 18 for additional information.

Minera La Zanja S.R.L.

Newmont holds a 46.94% interest in Minera La Zanja, S.R.L. (“La Zanja”), a gold mine near the city of Cajamarca, Peru. The remaining interest is held by Compañia de Minas Buenaventura, S.A.A. (“ Buenaventura”). The mine commenced operations in September 2011 and is operated by Buenaventura.

Euronimba Ltd.

Newmont holds a 45% interest in Euronimba Ltd. (“Euronimba”), with the remaining interests held by BHP Billiton (45%) and Areva (10%). Euronimba owns 95% of the Nimba iron ore project located in the Republic of Guinea.

Novo Resources Corp.

In September 2016, Novo Resources Corp. (“Novo”) issued 765,115 common shares to Talga Resources Ltd. for payment of the purchase price for certain projects. As a result, Newmont now accounts for its investment in Novo at fair value as it no longer qualifies as an equity method investment. For a more detailed discussion, see Note 18.

NOTE 12     NET INCOME (LOSS) ATTRIBUTABLE TO NONCONTROLLING INTERESTS FROM CONTINUING OPERATIONS

	Years Ended December 31,
	2017	2016	2015
Merian	$69	$10	$(3)
Yanacocha	(57)	(579)	(126)
Other	(1)	(1)	(11)
	$11	$(570)	$(140)

Newmont has a 75% economic interest in Merian, with the remaining interests held by Staatsolie. Newmont consolidates Merian in its Consolidated Financial Statements as the primary beneficiary in the variable interest entity. Newmont consolidates Merian through Suriname, LLC (formerly known as Surgold), a company wholly owned by Newmont. Merian reached commercial production in October 2016.

In December 2017, Yanacocha repurchased 64 million shares (a 5% ownership) from International Finance Corporation, which resulted in Newmont’s ownership in Yanacocha increasing from 51.35% to 54.05%, with the remaining interests held by Buenaventura (which increased from 43.65% to 45.95%). Newmont consolidates Yanacocha in its Consolidated Financial Statements due to a majority voting interest.

NEWMONT MINING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share, per ounce and per pound amounts)

The following summarizes the consolidated assets and liabilities of Merian.

	At December 31,	At December 31,
	2017	2016
Current assets:
Cash and cash equivalents	$27	$50
Inventories	79	57
Stockpiles and ore on leach pads	21	23
Other current assets (1)	6	37
	133	167
Non-current assets:
Property, plant and mine development, net	769	746
Other non-current assets (2)	8	8
Total assets	$910	$921

Current liabilities:
Other current liabilities (3)	$50	$43
	50	43
Non-current liabilities:
Reclamation and remediation liabilities	17	11
Other non-current liabilities (4)	1	—
Total liabilities	$68	$54

(1)	Other current assets include trade and other accounts receivable, prepaid assets and other current assets.
(2)	Other non-current assets include intangibles, stockpiles and ore on leach pads.
(3)	Other current liabilities include accounts payable, employee-related benefits and other current liabilities.
(4)	Other non-current liabilities include employee related benefits.

.

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

	Years Ended December 31,
	2017	2016	2015
Net income (loss) attributable to Newmont stockholders:
Continuing operations	$(60)	$(220)	$(1)
Discontinued operations	(38)	(407)	221
	$(98)	$(627)	$220

Weighted average common shares (millions):
Basic	533	530	516
Effect of employee stock-based awards	2	2	—
Diluted	535	532	516

Net income (loss) per common share attributable to Newmont stockholders:
Basic:
Continuing operations	$(0.11)	$(0.41)	$—
Discontinued operations	(0.07)	(0.77)	0.43
	$(0.18)	$(1.18)	$0.43
Diluted:
Continuing operations	$(0.11)	$(0.41)	$—
Discontinued operations	(0.07)	(0.77)	0.43
	$(0.18)	$(1.18)	$0.43

The Company reported a loss from continuing operations attributable to Newmont stockholders for the years ended December 31, 2017, 2016 and 2015. Therefore, the potentially dilutive effects at December 31, 2017, 2016 and 2015 were not included in the computation of diluted loss per common share attributable to Newmont stockholders because their inclusion would have been anti-dilutive to the computation.

In July 2007, Newmont issued $575 of Convertible Senior Notes due in 2017 that, if converted, may have had a dilutive effect on the Company’s weighted average number of common shares. The effect of contingently convertible instruments on diluted earnings per share was calculated under the net share settlement method in accordance with ASC guidance. The conversion price for the notes exceeded the Company’s share price for the years ended December 31, 2016, and 2015 therefore, no additional shares were included in the computation of diluted weighted average common shares. In July 2017, the 2017 Notes were retired.

NOTE 14    EMPLOYEE-RELATED BENEFITS

	At December 31,
	2017	2016
Current:
Accrued payroll and withholding taxes	$264	$262
Peruvian workers’ participation and other bonuses	22	13
Employee pension benefits	7	12
Other post-retirement plans	5	4
Accrued severance	1	2
Other employee-related payables	10	11
	$309	$304
Non-current:
Employee pension benefits	$129	$180
Accrued severance	162	140
Other post-retirement benefit plans	81	80
Other employee-related payables	14	11
	$386	$411

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

The following tables provide a reconciliation of changes in the plans’ benefit obligations and assets’ fair values for 2017 and 2016:

	Pension Benefits		Other Benefits
	2017	2016	2017	2016
Change in benefit obligation:
Benefit obligation at beginning of year	$1,025	$948	$84	$92
Service cost	29	28	1	2
Interest cost	44	45	4	4
Actuarial loss (gain)	73	60	2	(11)
Amendments	—	2	(2)	—
Settlement payments	(10)	(11)	—	—
Benefits paid	(40)	(47)	(3)	(3)
Projected benefit obligation at end of year	$1,121	$1,025	N/A	N/A
Accumulated benefit obligation	$1,098	$1,010	$86	$84
Change in fair value of assets:
Fair value of assets at beginning of year	$833	$760	$—	$—
Actual return on plan assets	130	59	—	—
Employer contributions	72	72	3	3
Settlement payments	(10)	(11)	—	—
Benefits paid	(40)	(47)	(3)	(3)
Fair value of assets at end of year	$985	$833	$—	$—
Unfunded status, net	$136	$192	$86	$84

The Company’s qualified pension plans are funded with cash contributions in compliance with Internal Revenue Service rules and regulations. The Company’s non-qualified and other benefit plans are currently not funded, but exist as general corporate obligations. The information contained in the above tables presents the combined funded status of qualified and non-qualified plans. The Company reviews its retirement benefit programs on a regular basis and will consider market conditions and the funded status of its qualified pension plans in determining whether additional contributions are appropriate in calendar year 2018.

The following table provides the net pension and other benefits amounts recognized in the Consolidated Balance Sheets at December 31:

	Pension Benefits		Other Benefits
	2017	2016	2017	2016
Accrued employee benefit liability	$136	$192	$86	$84
Accumulated other comprehensive income (loss):
Net actuarial gain (loss)	(409)	(446)	14	18
Prior service credit	46	54	29	32
	(363)	(392)	43	50
Less: Income taxes	127	138	(15)	(18)
	$(236)	$(254)	$28	$32

NEWMONT MINING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share, per ounce and per pound amounts)

The following table provides components of the net periodic pension and other benefits costs for the years ended December 31:

	Pension Benefit Costs			Other Benefit Costs
	2017	2016	2015	2017	2016	2015
Service cost	$29	$28	$30	$1	$2	$3
Interest cost	44	45	41	4	4	5
Expected return on plan assets	(63)	(58)	(58)	—	—	—
Amortization, net	30	25	27	(7)	(6)	(3)
Net periodic benefit cost	$40	$40	$40	$(2)	$—	$5
Settlements	5	6	3	—	—	—
Total benefit cost	$45	$46	$43	$(2)	$—	$5

The following table provides the components recognized in Other comprehensive income (loss) for the years ended December 31:

	Pension Benefits			Other Benefits
	2017	2016	2015	2017	2016	2015
Net loss (gain)	$5	$61	$24	$—	$(11)	$(62)
Amortization, net	(30)	(25)	(27)	7	6	3
Settlements	(5)	(6)	(3)	—	—	—
Total recognized in other comprehensive income (loss)	$(30)	$30	$(6)	$7	$(5)	$(59)
Total recognized in net periodic benefit cost and other comprehensive income (loss)	$15	$76	$37	$5	$(5)	$(54)

Actuarial losses in excess of 10 percent of the greater of the projected benefit obligation or market-related value of plan assets are amortized over the expected average remaining future service period of the current active participants. The expected recognition of amounts in Accumulated other comprehensive income (loss) is $40 and $(8) for net actuarial loss and prior service credit for pension benefits in 2018, respectively, and $(1) and $(6) for net actuarial gain and prior service credit for other benefits in 2018, respectively.

The significant assumptions used in measuring the Company’s benefit obligation were mortality assumptions and discount rate.

The mortality assumptions used to measure the pension and other post retirement obligation incorporate future mortality improvements from tables published by the Society of Actuaries. During 2014, the Society of Actuaries released new RP-2014 mortality tables with MP-2014 generational projection scales, which are believed to better reflect mortality improvements and are to be used in calculating defined benefit pension obligations and other benefits obligations. These mortality scales have been updated by the Society of Actuaries every year since 2014. The Company has utilized the respective years’ updated generational projection scales to measure the pension and other post retirement obligations as of December 31, 2017 and 2016.

Yield curves matching the Company’s benefit obligations were derived using a model based on high quality corporate bond data from Bloomberg. The model develops a discount rate by selecting a portfolio of high quality corporate bonds whose projected cash flows match the projected benefit payments of the plan. The resulting curves were used to identify a weighted average discount rate for the Company of 3.77% and 4.36% at December 31, 2017 and 2016, respectively, based on the timing of future benefit payments.

The significant assumptions used in measuring the Company’s net periodic benefit cost were discount rate and expected return on plan assets:

	Pension Benefits			Other Benefits
	Years Ended December 31,			Years Ended December 31,
	2017	2016	2015	2017	2016	2015
Weighted average assumptions used in measuring the net periodic benefit cost:
Discount rate	4.36%	4.80%	4.32%	4.36%	4.80%	4.32%
Expected return on plan assets	7.25%	7.25%	7.75%	N/A	N/A	N/A

The expected long-term return on plan assets used for each period in the three years ended December 31, 2017 was determined based on an analysis of the asset returns over multiple time horizons for the Company’s actual plan and for other comparable U.S.

NEWMONT MINING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share, per ounce and per pound amounts)

corporations. At December 31, 2017, Newmont has estimated the expected long-term return on plan assets to be 7.25% in calculating its benefit obligation, which will be used in determining future net periodic benefit cost. Determination of the long-term return on plan assets is a result of considering the most recent capital market forecasts and the plans’ current allocation as well as the actual return on plan assets as compared to the expected return on assets over the last 5 years. The average actual return on plan assets during the 29 years ended December 31, 2017 approximated 8.49%.

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

The pension plans employ an independent investment firm which invests the assets of the plans in certain approved funds that correspond to specific asset classes with associated target allocations. The goal of the pension fund investment program is to achieve prudent actuarial funding ratios while maintaining acceptable risk levels. The investment performance of the plans and that of the individual investment firms is measured against recognized market indices. The performance of the pension funds are monitored by an investment committee comprised of members of the Company’s management, which is advised by an independent investment consultant. With the exception of global capital market economic risks, the Company has identified no significant portfolio risks associated to asset classes. The following is a summary of the target asset allocations for 2017 and the actual asset allocation at December 31, 2017.

		Actual at
		December 31,
Asset Allocation	Target	2017
U.S. equity investments	11%	11%
International equity investments	12%	12%
World equity fund (U.S. and International equity investments)	20%	20%
Fixed income investments	49%	49%
Other	8%	8%

The following table sets forth the Company’s pension plan assets measured at fair value at December 31, 2017 and 2016:

	Fair Value at December 31,
	2017	2016
Plan Assets:
Cash and cash equivalents	$3	$2
Commingled funds	982	831
	$985	$833

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

NEWMONT MINING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share, per ounce and per pound amounts)

The assumed health care trend rate used to measure the expected cost of benefits is 6.20% in 2018 and decreases gradually each year to 5.00% in 2022, which is used thereafter. A one percent change in the assumed health care cost trend rates would have the following effects:

	One-percentage-point	One-percentage-point
	Increase	Decrease
Effect on total of service and interest cost components of net periodic post-retirement health care benefit cost	$—	$—
Effect on the health care component of the accumulated post-retirement benefit obligation	$2	$(2)

Cash Flows

Benefit payments expected to be paid to pension plan participants are as follows: $55 in 2018,  $57 in 2019,  $61 in 2020,  $65 in 2021,  $69 in 2022, and $375 in total over the five years from 2023 through 2026. Benefit payments made to other benefit plan participants are expected to be as follows: $4 in 2018,  $5 in 2019,  $5 in 2020,  $5 in 2021,  $5 in 2022, and $27 in total over the five years from 2023 through 2026.

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

NOTE 15    STOCK-BASED COMPENSATION

The Company has stock incentive plans for directors, executives and eligible employees. Stock incentive awards include restricted stock units (“RSUs”), performance leveraged stock units (“PSUs”), and strategic stock units (“SSUs”). The SSU program was discontinued and no additional SSUs were granted after 2015. The Company issues new shares of common stock to satisfy exercises and vesting under all of its stock incentive awards. Prior to 2012, the Company also granted options to purchase shares of stock with exercise prices not less than fair market value of the underlying stock at the date of grant. At December 31, 2017,  11,339,741 shares were authorized for future stock incentive plan awards.

Employee Stock Options

Stock options granted under the Company’s stock incentive plans vest over periods of three years or more and are exercisable over a period of time not to exceed 10 years from the grant date. The value of each option award is estimated at the grant date using the Black-Scholes option pricing model. There were no options granted in 2017,  2016 or 2015. At December 31, 2017, there were 1,108,899 shares outstanding and exercisable, at a weighted average exercise price of $51.74, with a weighted average remaining contractual life of 2 years.

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

A summary of the status and activity of non-vested RSUs, PSUs, and SSUs for the year ended December 31, 2017 is as follows:

	RSU		PSU		SSU
		Weighted		Weighted		Weighted
		Average		Average		Average
	Number of	Grant-Date	Number of	Grant-Date	Number of	Grant-Date
	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value
Non-vested at beginning of year	2,948,345	$26.05	3,027,876	$37.90	157,476	$25.26
Granted	1,191,380	$35.01	1,475,133	$41.92	—	$—
Vested	(1,199,020)	$25.12	(1,594,869)	$34.12	(154,296)	$25.56
Forfeited	(324,165)	$27.56	(313,570)	$39.26	(3,180)	$25.56
Non-vested at end of year	2,616,540	$30.39	2,594,570	$42.27	—	$—

The total intrinsic value and fair value of RSUs that vested in 2017,  2016 and 2015 was $43,  $27 and $21, respectively. The total intrinsic value and fair value of PSUs that vested in 2017,  2016 and 2015 was $56,  $16 and $3, respectively. The total intrinsic value and fair value of SSUs that vested in 2017,  2016 and 2015 was $6,  $7 and $9, respectively.

Cash flows resulting from excess tax benefits are classified as part of cash flows from operating activities. Excess tax benefits are realized tax benefits from tax deductions for vested RSUs, settled PSUs, and exercised options in excess of the deferred tax asset attributable to stock compensation costs for such equity awards. The Company recorded $5 in excess tax benefits for the year ended December 31, 2017 and no excess tax benefits for the years ended December 31, 2016 and 2015.

At December 31, 2017, there was $43 and $38 of unrecognized compensation costs related to the unvested RSU and PSUs, respectively. This cost is expected to be recognized over a weighted average period of approximately two years.

The Company recognized stock-based compensation as follows:

	Years Ended
	December 31,
	2017	2016	2015
Stock-based compensation:
Performance leveraged stock units	$35	$34	$39
Restricted stock units	34	31	31
Strategic stock units	1	5	7
	$70	$70	$77

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

Level 2       Quoted prices in markets that are not active, quoted prices for similar assets or liabilities in active markets, quoted prices or inputs that are observable, either directly or indirectly, for substantially the full term of the asset or liability; and

Level 3       Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (supported by little or no market activity).

The following tables set forth the Company’s assets and liabilities measured at fair value on a recurring basis (at least annually) by level within the fair value hierarchy. As required by accounting guidance, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Fair Value at December 31, 2017
	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$3,259	$3,259	$—	$—
Restricted cash	39	39	—	—
Trade receivable from provisional copper and gold concentrate sales, net	111	—	111	—
Derivative instruments, net:
Diesel forward contracts	6	—	6	—
Marketable equity securities	165	165	—	—
Restricted marketable debt securities	55	17	38	—
Restricted other assets	9	9	—	—
Batu Hijau contingent consideration	23	—	—	23
	$3,667	$3,489	$155	$23
Liabilities:
Debt (1)	$4,671	$—	$4,671	$—
Derivative instruments, net:
Foreign exchange forward contracts	1	—	1	—
Holt royalty obligation	243	—	—	243
	$4,915	$—	$4,672	$243

NEWMONT MINING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share, per ounce and per pound amounts)

	Fair Value at December 31, 2016
	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$2,756	$2,756	$—	$—
Restricted cash	26	26	—	—
Trade receivable from provisional copper and gold concentrate sales, net	113	—	113	—
Marketable equity securities	56	56	—	—
Marketable debt securities
Asset backed commercial paper	18	—	—	18
Restricted marketable debt securities	49	16	33	—
Restricted other assets	13	13	—	—
Batu Hijau contingent consideration	13	—	—	13
	$3,044	$2,867	$146	$31
Liabilities:
Debt (1)	$4,882	$—	$4,882	$—
Derivative instruments, net:
Foreign exchange forward contracts	24	—	24	—
Holt royalty obligation	187	—	—	187
	$5,093	$—	$4,906	$187

(1)

Debt, exclusive of capital leases, is carried at amortized cost. The outstanding carrying value was $4,040 and $4,599 at December 31, 2017 and 2016, respectively. The fair value measurement of debt was based on an independent third party pricing source.

The fair values of the derivative instruments in the table above are presented on a net basis. The gross amounts related to the fair value of the derivatives instruments above are included in Note 17. All other fair value disclosures in the above table are presented on a gross basis.

The Company’s cash and cash equivalent and restricted cash (which includes restricted cash and cash equivalent) instruments are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices. The cash and cash equivalent instruments and restricted cash are valued based on quoted market prices in active markets and are primarily money market securities and U.S. Treasury securities.

The Company’s net trade receivables from provisional copper and gold concentrate sales, which contain an embedded derivative and are subject to final pricing, are valued using quoted market prices based on forward curves for the particular metal. As the contracts themselves are not traded on an exchange, these receivables are classified within Level 2 of the fair value hierarchy.

The Company’s derivative instruments are valued using pricing models, and the Company generally uses similar models to value similar instruments. Valuation models require a variety of inputs, including contractual terms, market prices, forward curves, measures of volatility, and correlations of such inputs. The Company’s derivatives trade in liquid markets, and as such, model inputs can generally be verified and do not involve significant management judgment. Such instruments are classified within Level 2 of the fair value hierarchy.

The Company’s marketable equity securities are valued using quoted market prices in active markets and as such are classified within Level 1 of the fair value hierarchy. The fair value of the marketable equity securities are calculated as the quoted market price of the marketable equity security multiplied by the quantity of shares held by the Company.

The Company’s restricted marketable debt securities are primarily U.S. government issued bonds and international bonds. The Company’s South American debt securities are classified within Level 1 of the fair value hierarchy, and they are valued using published market prices of actively traded securities. The Company’s North American debt securities are classified within Level 2 of the fair value hierarchy as they are valued using pricing models which are based on prices of similar, actively traded securities.

The Company’s restricted other assets primarily consist of bank issued certificate of deposits that have maturities over 90 days and marketable equity securities. Both are classified within Level 1 of the fair value hierarchy as their fair values are based on quoted prices available in active markets.

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

The Company’s marketable debt securities consisted of investments in asset backed commercial paper. The Company reviewed the fair value of the asset backed commercial paper on a quarterly basis prior to the investments being redeemed in November 2016 and January 2017, respectively. The marketable debt securities were traded in markets that were not active, traded infrequently and had little price transparency. Therefore, the investments were classified as Level 3 of the fair value hierarchy.

The following tables set forth a summary of the quantitative and qualitative information related to the unobservable inputs used in the calculation of the Company’s Level 3 financial assets and liabilities at December 31, 2017 and 2016:

	At December 31,			Range/Weighted
Description	2017	Valuation technique	Unobservable input	average
Batu Hijau contingent consideration	$23	Monte Carlo	Discount rate	17.50%
			Short-term copper price	$3.09
			Long-term copper price	$3.00
Holt royalty obligation	$243	Monte Carlo	Discount rate	3.32%
			Short-term gold price	$1,275
			Long-term gold price	$1,300
			Gold production scenarios (in 000's of ounces)	402 -1,779

	At December 31,			Range/Weighted
Description	2016	Valuation technique	Unobservable input	average
Asset backed commercial paper	$18	Risk-adjusted indicative price	Recoverability rate	97%
Batu Hijau contingent consideration	$13	Monte Carlo	Discount rate	17.10%
			Short-term copper price	$2.39
			Long-term copper price	$3.00
Holt royalty obligation	$187	Monte Carlo	Discount rate	3.36%
			Short-term gold price	$1,221
			Long-term gold price	$1,300
			Gold production scenarios (in 000's of ounces)	332 - 1,570

The following tables set forth a summary of changes in the fair value of the Company’s Level 3 financial assets and liabilities:

		Asset
	Auction	Backed	Batu Hijau		Holt
	Rate	Commercial	Contingent	Total	Royalty	Total
	Securities (1)	Paper (1)	Consideration (2)	Assets	Obligation (2)	Liabilities
Fair value at December 31, 2015	$7	$18	$—	$25	$129	$129
Settlements	(8)	(3)	—	(11)	(11)	(11)
Revaluation	1	3	—	4	69	69
Valuation	—	—	13	13	—	—
Fair value at December 31, 2016	$—	$18	$13	$31	$187	$187
Settlements	—	(18)	—	(18)	(12)	(12)
Revaluation	—	—	10	10	68	68
Fair value at December 31, 2017	$—	$—	$23	$23	$243	$243

(1)	The gain (loss) recognized is included in Other income, net.
(2)	The gain (loss) recognized is included in Net income (loss) from discontinued operations.

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

.

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

Foreign Currency Contracts

The Company had the following foreign currency derivative contracts in Australia outstanding at December 31, 2017:

	Expected Maturity Date
	2018	Total/Average
A$ Operating Fixed Forward Contracts:
A$ notional (millions)	6	6
Average rate ($/A$)	0.92	0.92

Newmont utilizes foreign currency contracts to reduce the variability of the U.S dollar amount of forecasted foreign currency expenditures caused by changes in exchange rates. The A$ hedges run through the first quarter of 2018.

Diesel Fixed Forward Contracts

The Company had the following diesel derivative contracts in Nevada, within North America, outstanding at December 31, 2017:

	Expected Maturity Date
	2018	2019	Total/Average
Diesel Fixed Forward Contracts:
Diesel gallons (millions)	16	2	18
Average rate ($/gallon)	1.63	1.72	1.64

Newmont hedges a portion of its operating cost exposure related to diesel consumed at its Nevada operations to reduce the variability in diesel prices. The hedging instruments consist of a series of financially settled fixed forward contracts which run through the second quarter of 2019.

NEWMONT MINING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share, per ounce and per pound amounts)

Derivative Instrument Fair Values

The Company had the following derivative instruments designated as hedges at December 31, 2017 and 2016:

	Fair Values of Derivative Instruments
	At December 31, 2017
	Other	Other	Other	Other
	Current	Non-current	Current	Non-current
	Assets	Assets	Liabilities	Liabilities
A$ operating fixed forwards	$—	$—	$1	$—
Diesel fixed forwards	6	—	—	—
	$6	$—	$1	$—

	Fair Values of Derivative Instruments
	At December 31, 2016
	Other	Other	Other	Other
	Current	Non-current	Current	Non-current
	Assets	Assets	Liabilities	Liabilities
A$ operating fixed forwards	$—	$—	$23	$1
Diesel fixed forwards	4	—	4	—
	$4	$—	$27	$1

As of December 31, 2017 and 2016, all hedging instruments held by the Company were subject to enforceable master netting arrangements held by various financial institutions. In general, the terms of the Company’s agreements provide for offsetting of amounts payable or receivable between it and the counterparty, at the election of both parties, for transactions that occur on the same date and in the same currency. The Company’s agreements also provide that in the event of an early termination, the counterparties have the right to offset amounts owed or owing under that and any other agreement with the same counterparty. The Company’s accounting policy is to not offset these positions in its accompanying balance sheets. As of December 31, 2017 and 2016 the potential effect of netting derivative assets against liabilities due to the master netting agreement was not significant.

The following table shows the location and amount of gains (losses) reported in the Company’s Consolidated Financial Statements related to the Company’s hedges.

	Foreign Currency			Diesel Fixed			Interest
	Exchange Contracts			Forward Contracts			Rate Contracts
	2017	2016	2015	2017	2016	2015	2017	2016	2015
For the year ended December 31,
Cash flow hedging relationships:
Gain (loss) recognized in Other comprehensive income (loss) (effective portion)	$5	$3	$(39)	$3	$9	$(23)	$—	$—	$—
Gain (loss) reclassified from Accumulated other comprehensive income (loss) into income (loss) (effective portion) (1)	$(25)	$(37)	$(39)	$(2)	$(22)	$(27)	$(10)	$(33)	$(18)
Gain (loss) reclassified from Accumulated other comprehensive income (loss) into income (loss) (ineffective portion) (2)	$—	$—	$—	$—	$1	$2	$—	$—	$—

(1)	The gain (loss) recognized for the effective portion of cash flow hedges is included in Cost applicable to sales and Interest expense, net.
(2)	The ineffective portion recognized for cash flow hedges is included in Other income, net.

Based on fair values at December 31, 2017, the amount to be reclassified from Accumulated other comprehensive income (loss), net of tax to income for derivative instruments during the next 12 months is a loss of approximately $5.

Batu Hijau Contingent Consideration

Consideration received by the Company in conjunction with the sale of PTNNT included the Contingent Payment and the Elang Development deferred payment deeds, are classified as derivatives under ASC 815. See Note 3 for additional information regarding the sale and refer to Note 16 for more information regarding the inputs of the fair value determination. During the year, the estimated fair value of these derivatives increased by $10 to $23.  This change, net of tax of $4, was included in Net income (loss) from

NEWMONT MINING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share, per ounce and per pound amounts)

discontinued operations in the Company’s Consolidated Statements of Comprehensive Income (Loss) and is recorded in Other non-current assets in the Company's Consolidated Balance Sheets.

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

At December 31, 2017, Newmont had gold and copper sales of 76,000 ounces and 21 million pounds priced at an average of $1,299 per ounce and $3.26 per pound, respectively, subject to final pricing over the next several months.

NOTE 18    INVESTMENTS

	At December 31, 2017
	Cost/Equity	Unrealized		Fair/Equity
	Basis	Gain	Loss	Basis
Current:
Marketable equity securities	$38	$32	$(8)	$62

Non-current:
Marketable equity securities:
Continental Gold Inc.	$109	$—	$(8)	$101
Other marketable equity securities	4	—	(2)	2
	113	—	(10)	103

Other investments, at cost	12	—	—	12

Equity method investments:
TMAC Resources Inc. (28.79%)	115	—	—	115
Minera La Zanja S.R.L. (46.94%)	50	—	—	50
	165	—	—	165
	$290	$—	$(10)	$280

Non-current restricted investments: (1)
Marketable debt securities	$58	$—	$(3)	$55
Other assets	8	1	—	9
	$66	$1	$(3)	$64

NEWMONT MINING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share, per ounce and per pound amounts)

	At December 31, 2016
	Cost/Equity	Unrealized		Fair/Equity
	Basis	Gain	Loss	Basis
Current:
Marketable equity securities	$33	$27	$(4)	$56

Non-current:
Marketable debt securities:
Asset backed commercial paper	$16	$2	$—	$18

Other investments, at cost	6	—	—	6

Equity method investments:
TMAC Resources Inc. (29.00%)	108	—	—	108
Minera La Zanja S.R.L. (46.94%)	71	—	—	71
Euronimba Ltd. (43.50%)	4	—	—	4
	183	—	—	183
	$205	$2	$—	$207

Non-current restricted investments: (1)
Marketable debt securities	$48	$1	$—	$49
Other assets	12	1	—	13
	$60	$2	$—	$62

(1)

Non-current restricted investments are legally pledged for purposes of settling reclamation and remediation obligations.  These amounts are included in Other non-current assets. For further information regarding these amounts see Note 6.

In November 2017, Newmont participated in the TMAC offering acquiring 2 million shares at a price of C$7.00 per share for $12, maintaining its 28.79% ownership interest, which is diluted from 2016 due primarily to the exercising of warrants held by other shareholders. At December 31, 2016, Newmont’s ownership was diluted to 29.00% due primarily to the exercising of warrants held by other shareholders.

In August 2017, Newmont sold approximately two-thirds of its interest in Novo for $15, resulting in a pre-tax gain of $5 recorded in Other income, net. Newmont continues to hold approximately 6 million common shares of Novo. The cost of the investment sold was determined using the specific identification method.

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

In February 2015, the Company’s $25 certificate of deposit matured.

There were no investment impairments for other-than-temporary declines in value or significant changes in fair value on those available-for-sale securities previously impaired in 2017. In 2016, the Company recognized no investment impairments for other-than-temporary declines in value. As of December 31, 2016, there was a $28 increase in the fair value of available-for-sale securities previously impaired, primarily due to an $18 increase in Gabriel Resources Ltd, $4 increase in EMX Royalty Corp. (formerly known as Eurasian Minerals), $2 increase in Pilot Gold and a $2 increase in Loncor Resources.

NOTE 19    INVENTORIES

	At December 31,	At December 31,
	2017	2016
Materials and supplies	$416	$391
In-process	131	130
Concentrate and copper cathode	83	67
Precious metals	49	29
	$679	$617

In 2017, the Company recorded write-downs of $14 and $2, classified as components of Costs applicable to sales and Depreciation and amortization, respectively. Of the write-downs in 2017, $4 were at Carlin,  $4 at Phoenix, $4 at CC&V, and $4 at Yanacocha.

In 2016, the Company recorded write-downs of $15 and $3, classified as components of Costs applicable to sales and Depreciation and amortization, respectively. Of the write-downs in 2016, $2 were at Carlin, $12 at Phoenix, $1 at Twin Creeks, and $3 at Yanacocha.

In 2015, the Company recorded write-downs of $10 and $2, classified as components of Costs applicable to sales and Depreciation and amortization, respectively. Of the write-downs in 2015, $4 were at Carlin, $5 at Phoenix, and $3 at Yanacocha.

NOTE 20    STOCKPILES AND ORE ON LEACH PADS

	At December 31,	At December 31,
	2017	2016
Current:
Stockpiles	$330	$393
Ore on leach pads	346	370
	$676	$763
Non-current:
Stockpiles	$1,502	$1,506
Ore on leach pads	346	358
	$1,848	$1,864

NEWMONT MINING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share, per ounce and per pound amounts)

	At December 31,	At December 31,
	2017	2016
Stockpiles and ore on leach pads:
Carlin	$441	$421
Phoenix	68	80
Twin Creeks	340	328
Long Canyon	34	9
CC&V	314	369
Yanacocha	270	367
Merian	25	27
Boddington	431	394
Tanami	4	19
Kalgoorlie	125	113
Ahafo	409	386
Akyem	63	114
	$2,524	$2,627

In 2017, the Company recorded write-downs of $198 and $77, classified as components of Costs applicable to sales and Depreciation and amortization, respectively, to reduce the carrying value of stockpiles and ore on leach pads to net realizable value. Of the write-downs in 2017,  $83 were related to Carlin, $46 to Twin Creeks, $70 to Yanacocha, $31 to Ahafo, and $45 to Akyem.

In 2016, the Company recorded write-downs of $283 and $131, classified as components of Costs applicable to sales and Depreciation and amortization, respectively, to reduce the carrying value of stockpiles and ore on leach pads to net realizable value. Of the write-downs in 2016,  $105 were related to Carlin, $22 to Twin Creeks, $187 to Yanacocha and $100 to Ahafo.

In 2015, the Company recorded write-downs of $226 and $116, classified as components of Costs applicable to sales and Depreciation and amortization, respectively, to reduce the carrying value of stockpiles and ore on leach pads to net realizable value. Of the write-downs in 2015,  $163 were related to Carlin, $20 to Twin Creeks, $138 to Yanacocha and $21 to Boddington.

NOTE 21    PROPERTY, PLANT AND MINE DEVELOPMENT

	Depreciable			At December 31, 2017			At December 31, 2016
	Life				Accumulated	Net Book		Accumulated	Net Book
	(in years)			Cost	Depreciation	Value	Cost	Depreciation	Value
Land				$222	$—	$222	$218	$—	$218
Facilities and equipment	1	-	27	15,979	(9,760)	6,219	15,115	(8,774)	6,341
Mine development	1	-	27	5,260	(3,026)	2,234	4,773	(2,602)	2,171
Mineral interests	1	-	27	1,975	(624)	1,351	1,975	(577)	1,398
Asset retirement cost	1	-	27	876	(607)	269	833	(595)	238
Construction-in-progress				1,972	—	1,972	2,119	—	2,119
				$26,284	$(14,017)	$12,267	$25,033	$(12,548)	$12,485
Leased assets included above in facilities and equipment	1	-	27	$27	$(15)	$12	$27	$(11)	$16

	Depreciable			At December 31, 2017			At December 31, 2016
	Life				Accumulated	Net Book		Accumulated	Net Book
Mineral Interests	(in years)			Cost	Depreciation	Value	Cost	Depreciation	Value
Production stage	1	-	22	$865	$(624)	$241	$816	$(577)	$239
Development stage				39	—	39	66	—	66
Exploration stage				1,071	—	1,071	1,093	—	1,093
				$1,975	$(624)	$1,351	$1,975	$(577)	$1,398

Construction-in-progress at December 31, 2017 of $1,972 included $121 at North America related to construction at Carlin, CC&V, Long Canyon and other infrastructure at Nevada, $1,389 at South America primarily related to engineering and construction at Conga and Suriname and infrastructure at Yanacocha, $139 at Australia related to infrastructure at Tanami, Boddington, Kalgoorlie and the Tanami Power project and $316 at Africa related to the Subika underground project and Ahafo Mill expansion and other

NEWMONT MINING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share, per ounce and per pound amounts)

infrastructure at Akyem. There have been no costs capitalized during 2017 for the Conga project in South America, reported in Other South America.

Construction-in-progress at December 31, 2016 of $2,119 included $141 at North America related to construction at Carlin, CC&V, Long Canyon and other infrastructure at Nevada, $1,425 at South America primarily related to engineering and construction at Conga and Suriname and infrastructure at Yanacocha,  $155 at Australia related to infrastructure at Tanami, Boddington, and Kalgoorlie and $387 at Africa related to the Subika underground project and Ahafo Mill expansion and other infrastructure at Akyem and Ahafo. There have been no costs capitalized during 2016 for the Conga project in South America, reported in Other South America.

NOTE 22    DEBT

	At December 31, 2017		At December 31, 2016
	Current	Non-Current	Current	Non-Current
2017 Convertible Senior Notes, net	$—	$—	$561	$—
2019 Senior Notes, net	—	625	—	624
2022 Senior Notes, net	—	985	—	984
2035 Senior Notes, net	—	594	—	594
2039 Senior Notes, net	—	859	—	858
2042 Senior Notes, net	—	984	—	984
Other (1)	4	14	5	5
	$4	$4,061	$566	$4,049

(1)	As of December 31, 2017, $14 of other financing obligations has been recorded related to the assets under construction for the Tanami Power project.

All outstanding Senior Notes are unsecured and rank equally with one another.

Scheduled minimum debt repayments are $- in 2018, $626 in 2019, $- in 2020, $- in 2021, $992 in 2022 and $2,474 thereafter. Scheduled minimum capital lease repayments are $4 in 2018, $3 in 2019, $1 in 2020, $1 in 2021, $1 in 2022 and $1 thereafter.

In December 2017, the Company began the early phases of the Tanami Power project which includes the construction of a gas pipeline to the Tanami site, and construction and operation of two on-site power stations under agreements that qualify for build-to-suit lease accounting. As of December 31, 2017, the financing obligations under the build-to-suit arrangements were $14.

Corporate Revolving Credit Facilities

In May 2011, the Company entered into a $2,500 revolving credit facility, which was increased to $3,000 in May 2012. The facility is with a syndicate of financial institutions, provides for borrowings in U.S. dollars and contains a letter of credit-sub facility. Facility fees vary based on the credit ratings of the Company’s senior, uncollateralized, non-current debt. Borrowings under the facility bear interest at a market based rate plus a margin determined by the Company’s credit rating. During 2017, the credit facility was extended to May 25, 2022. Fees and other debt issuance costs related to the extension of the facility were recorded as a reduction to the carrying value of debt and amortized over the term of the facility. At December 31, 2017, the Company had no borrowings outstanding under the facility. There was $80 outstanding on the sub-facility letters of credit at December 31, 2017 and 2016.

In September 2013, the Company entered into a Letter of Credit Facility Agreement (“LC Agreement”) with BNP Paribas, New York Branch. The LC Agreement established a $175 letter of credit facility for a three year period to support reclamation obligations. In 2017, the agreement was extended to September 30, 2020. The LC Agreement had a balance of $172 at December 31, 2017 and 2016.

2017 Convertible Senior Notes

In July 2017, the Company repaid the $575 outstanding aggregate principal amount of the 2017 Convertible Senior Notes at maturity.

NEWMONT MINING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share, per ounce and per pound amounts)

The Company’s Consolidated Balance Sheets report the following related to the 2017 Convertible Senior Notes:

At December 31, 2016
Additional paid-in capital	$123

Principal amount	$575
Unamortized debt discount and issuance costs	(14)
Net carrying amount	$561

For the years ended December 31, 2017,  2016, and 2015, the Company recorded $5,  $9, and $9 of interest expense for the contractual interest coupon and $14,  $24, and $23 of amortization of the debt discount, respectively, related to the Convertible Senior Notes.

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

Using prevailing interest rates on similar instruments, the estimated fair value of the 2019 and 2039 Senior Notes was $662 and $1,132, respectively, at December 31, 2017 and $678 and $981, respectively, at December 31, 2016. The foregoing fair value estimates were based on an independent third party pricing source and may or may not reflect the actual trading value of this debt.

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

In November 2016, the Company purchased approximately $508 of its 2022 Senior Notes through a debt tender offer. The Company recorded a net pre-tax loss of $31 in Other income, net as a result of the debt tender offer. Additionally, the Company recognized a loss of $20 in Other income, net from Accumulated other comprehensive income (loss) related to the acceleration of the unrealized losses on the forward starting swap contracts which were previously settled with the issuance of the Senior Notes.

Using prevailing interest rates on similar instruments, the estimated fair value of the 2022 and 2042 Senior Notes was $1,021 and $1,117, respectively, at December 31, 2017 and $1,016 and $959, respectively, at December 31, 2016. The foregoing fair value estimates were based on an independent third party pricing source and may or may not reflect the actual trading value of this debt.

NEWMONT MINING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share, per ounce and per pound amounts)

2035 Senior Notes

In March 2005, Newmont issued uncollateralized Senior Notes with a principal amount of $600 due April 2035 bearing an annual interest rate of 5.88%. Interest on the notes is paid semi-annually in April and October. Using prevailing interest rates on similar instruments, the estimated fair value of these Senior Notes was $739 and $656 at December 31, 2017 and 2016, respectively. The foregoing fair value estimate was based on an independent third party pricing source and may or may not reflect the actual trading value of this debt.

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

At December 31, 2017 and 2016, the Company and its related entities were in compliance with all debt covenants and provisions related to potential defaults.

NOTE 23    OTHER LIABILITIES

	At December 31,	At December 31,
	2017	2016
Other current liabilities:
Accrued operating costs	$124	$99
Reclamation and remediation liabilities	100	61
Accrued capital expenditures	77	53
Royalties	63	52
Accrued interest	52	57
Holt royalty obligation	15	13
Taxes other than income and mining	7	8
Derivative instruments	1	27
Other	20	37
	$459	$407

Other non-current liabilities:
Holt royalty obligation	$228	$174
Income and mining taxes	47	50
Power supply agreements	32	31
Social development obligations	22	25
Other	13	46
	$342	$326

NEWMONT MINING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share, per ounce and per pound amounts)

NOTE 24    RECLASSIFICATIONS OUT OF ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

			Pension and	Unrealized Gain
	Unrealized Gain	Foreign	Other	(Loss) on
	(Loss) on	Currency	Post-retirement	Cash flow
	Marketable	Translation	Benefit	Hedge
	Securities, net	Adjustments	Adjustments	Instruments	Total
Balance at December 31, 2015	$(43)	$116	$(207)	$(200)	$(334)
Change in other comprehensive income (loss) before reclassifications	45	2	(32)	11	26
Reclassifications from accumulated other comprehensive income (loss)	(103)	—	16	61	(26)
Net current-period other comprehensive income (loss)	(58)	2	(16)	72	—
Balance at December 31, 2016	$(101)	$118	$(223)	$(128)	$(334)
Change in other comprehensive income (loss) before reclassifications	(10)	12	(3)	5	4
Reclassifications from accumulated other comprehensive income (loss)	(5)	—	18	25	38
Net current-period other comprehensive income (loss)	(15)	12	15	30	42
Balance at December 31, 2017	$(116)	$130	$(208)	$(98)	$(292)

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)			Affected Line Item in the Consolidated Statements of Operations
	Years Ended December 31,
	2017	2016	2015
Marketable securities adjustments:
Sale of marketable securities	$(5)	$(103)	$—	Other income, net
Impairment of marketable securities	—	—	107	Other income, net
Total before tax	(5)	(103)	107
Tax benefit (expense)	—	—	—
Net of tax	$(5)	$(103)	$107

Pension and other post-retirement benefit adjustments:
Amortization	$23	$19	$24	(1)
Settlements	5	6	3	Other expense, net
Total before tax	28	25	27
Tax benefit (expense)	(10)	(9)	(9)
Net of tax	$18	$16	$18

Hedge instruments adjustments:
Operating cash flow hedges (effective portion)	$27	$59	$66	Costs applicable to sales
Operating cash flow hedges (ineffective portion)	—	(1)	(2)	Other income, net
Interest rate contracts	10	33	18	Interest expense, net
Total before tax	37	91	82
Tax benefit (expense)	(12)	(30)	(26)
Net of tax	$25	$61	$56
Total reclassifications for the period, net of tax	$38	$(26)	$181

(1)

This accumulated other comprehensive income (loss) component is included in General and administrative and costs that benefit the inventory/production process. Refer to Note 2 for information on costs that benefit the inventory/production process.

.

NEWMONT MINING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share, per ounce and per pound amounts)

NOTE 25    NET CHANGE IN OPERATING ASSETS AND LIABILITIES

Net cash provided by (used in) operating activities of continuing operations attributable to the net change in operating assets and liabilities is composed of the following:

	Years Ended December 31,
	2017	2016	2015
Decrease (increase) in operating assets:
Trade and other accounts receivables	$66	$(130)	$97
Inventories, stockpiles and ore on leach pads	(221)	(302)	(287)
EGR refinery and other assets (1)	—	—	(36)
Other assets	(52)	(83)	49
Increase (decrease) in operating liabilities:
Accounts payable and other accrued liabilities	18	26	8
EGR refinery and other liabilities (1)	—	—	36
Reclamation and remediation liabilities	(78)	(54)	(61)
Accrued tax liabilities	93	59	(12)
	$(174)	$(484)	$(206)

(1)	In July 2015, the Company sold its ownership interest in EGR.

.

NOTE 26    SUPPLEMENTAL CASH FLOW INFORMATION

	Years Ended December 31,
	2017	2016	2015
Income and mining taxes paid, net of refunds	$214	$85	$77
Interest paid, net of amounts capitalized	$239	$276	$306

Non-cash Investing Activities

During 2017, the Company recorded a non-cash increase to construction-in-progress included as part of Property, plant and mine development, net and a corresponding increase to financing obligations included in Debt of $14 under build-to-suit arrangements related to the Tanami Power project.

During 2016 the Company entered into an agreement at Boddington waiving certain mining requirements which resulted in a non-cash increase to Other non-current assets of $22.

Non-cash Financing Activities

Distributions declared to noncontrolling interests of $170 and $21 for the years ended December 31, 2017 and 2016, respectively, represent distributions declared to Staatsolie from Merian. The Company paid $178 and $3 in distributions during the years ended December 31, 2017 and 2016, respectively, related to current and prior period distributions declared. Differences are due to timing of payments. There were no distributions prior to Merian achieving commercial production in October 2016.

Cash calls requested from noncontrolling interests of $97,  $81 and $90 for the years ended December 31, 2017, 2016 and 2015, respectively, represent cash calls requested from Staatsolie, of which $94,  $66 and $109 had been paid as of December 31, 2017, 2016 and 2015, respectively. Differences are due to timing of receipts.

NOTE 27    OPERATING LEASE COMMITMENTS

The Company leases certain assets, such as equipment and facilities, under operating leases expiring at various dates through 2029. Future minimum annual lease payments are $8 in 2018, $7 in 2019, $5 in 2020, $2 in 2021, $1 in 2022 and $3 thereafter, totaling $26. Rent expense for 2017,  2016 and 2015 was $43,  $43 and $45, respectively.

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

	Year Ended December 31, 2017
	(Issuer)	(Guarantor)	(Non-Guarantor)		Newmont
	Newmont				Mining
	Mining	Newmont	Other		Corporation
Condensed Consolidating Statement of Operation	Corporation	USA	Subsidiaries	Eliminations	Consolidated
Sales	$—	$1,934	$5,414	$—	$7,348
Costs and expenses:
Costs applicable to sales (1)	—	1,190	2,848	—	4,038
Depreciation and amortization	4	351	894	—	1,249
Reclamation and remediation	—	49	128	—	177
Exploration	—	43	136	—	179
Advanced projects, research and development	—	21	122	—	143
General and administrative	—	80	157	—	237
Impairment of long-lived assets	—	—	14	—	14
Other expense, net	—	12	20	—	32
	4	1,746	4,319	—	6,069
Other income (expense):
Other income, net	41	6	7	—	54
Interest income - intercompany	149	43	41	(233)	—
Interest expense - intercompany	(39)	(4)	(190)	233	—
Interest expense, net	(222)	(7)	(12)	—	(241)
	(71)	38	(154)	—	(187)
Income (loss) before income and mining tax and other items	(75)	226	941	—	1,092
Income and mining tax benefit (expense)	(34)	(21)	(1,070)	—	(1,125)
Equity income (loss) of affiliates	11	(124)	(16)	113	(16)
Net income (loss) from continuing operations	(98)	81	(145)	113	(49)
Net income (loss) from discontinued operations	—	—	(38)	—	(38)
Net income (loss)	(98)	81	(183)	113	(87)
Net loss (income) attributable to noncontrolling interests:
Continuing operations	—	—	(11)	—	(11)
Discontinued operations	—	—	—	—	—
	—	—	(11)	—	(11)
Net income (loss) attributable to Newmont stockholders	$(98)	$81	$(194)	$113	$(98)
Comprehensive income (loss)	$(56)	$92	$(194)	$113	$(45)
Comprehensive loss (income) attributable to noncontrolling interests	—	—	(11)	—	(11)
Comprehensive income (loss) attributable to Newmont stockholders	$(56)	$92	$(205)	$113	$(56)

(1)	Excludes Depreciation and amortization and Reclamation and remediation.

NEWMONT MINING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share, per ounce and per pound amounts)

	Year Ended December 31, 2016
	(Issuer)	(Guarantor)	(Non-Guarantor)		Newmont
	Newmont				Mining
	Mining	Newmont	Other		Corporation
Condensed Consolidating Statement of Operation	Corporation	USA	Subsidiaries	Eliminations	Consolidated
Sales	$—	$1,972	$4,739	$—	$6,711
Costs and expenses:
Costs applicable to sales (1)	—	1,227	2,545	—	3,772
Depreciation and amortization	4	335	881	—	1,220
Reclamation and remediation	—	24	155	—	179
Exploration	—	35	113	—	148
Advanced projects, research and development	—	11	123	—	134
General and administrative	—	90	143	—	233
Impairment of long-lived assets	—	1	976	—	977
Other expense, net	—	30	28	—	58
	4	1,753	4,964	—	6,721
Other income (expense):
Other income, net	(69)	14	124	—	69
Interest income - intercompany	132	—	46	(178)	—
Interest expense - intercompany	(45)	—	(133)	178	—
Interest expense, net	(254)	(6)	(13)	—	(273)
	(236)	8	24	—	(204)
Income (loss) before income and mining tax and other items	(240)	227	(201)	—	(214)
Income and mining tax benefit (expense)	232	(55)	(740)	—	(563)
Equity income (loss) of affiliates	(619)	(1,344)	411	1,539	(13)
Net income (loss) from continuing operations	(627)	(1,172)	(530)	1,539	(790)
Net income (loss) from discontinued operations	—	—	(133)	—	(133)
Net income (loss)	(627)	(1,172)	(663)	1,539	(923)
Net loss (income) attributable to noncontrolling interests:
Continuing operations	—	—	570	—	570
Discontinued operations	—	—	(274)	—	(274)
	—	—	296	—	296
Net income (loss) attributable to Newmont stockholders	$(627)	$(1,172)	$(367)	$1,539	$(627)
Comprehensive income (loss)	$(627)	$(1,170)	$(665)	$1,539	$(923)
Comprehensive loss (income) attributable to noncontrolling interests	—	—	296	—	296
Comprehensive income (loss) attributable to Newmont stockholders	$(627)	$(1,170)	$(369)	$1,539	$(627)

(1)	Excludes Depreciation and amortization and Reclamation and remediation.

NEWMONT MINING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share, per ounce and per pound amounts)

	Year Ended December 31, 2015
	(Issuer)	(Guarantor)	(Non-Guarantor)		Newmont
	Newmont				Mining
	Mining	Newmont	Other		Corporation
Condensed Consolidating Statement of Operation	Corporation	USA	Subsidiaries	Eliminations	Consolidated
Sales	$—	$1,829	$4,256	$—	$6,085
Costs and expenses:
Costs applicable to sales (1)	—	1,225	2,353	—	3,578
Depreciation and amortization	4	319	779	—	1,102
Reclamation and remediation	—	25	228	—	253
Exploration	—	30	126	—	156
Advanced projects, research and development	—	12	114	—	126
General and administrative	—	72	169	—	241
Impairment of long-lived assets	—	4	52	—	56
Other expense, net	—	29	87	—	116
	4	1,716	3,908	—	5,628
Other income (expense):
Other income, net	(10)	29	116	—	135
Interest income - intercompany	130	8	23	(161)	—
Interest expense - intercompany	(20)	—	(141)	161	—
Interest expense, net	(289)	(7)	(1)	—	(297)
	(189)	30	(3)	—	(162)
Income (loss) before income and mining tax and other items	(193)	143	345	—	295
Income and mining tax benefit (expense)	67	(10)	(448)	—	(391)
Equity income (loss) of affiliates	346	(304)	(7)	(80)	(45)
Net income (loss) from continuing operations	220	(171)	(110)	(80)	(141)
Net income (loss) from discontinued operations	—	—	445	—	445
Net income (loss)	220	(171)	335	(80)	304
Net loss (income) attributable to noncontrolling interests:
Continuing operations	—	—	140	—	140
Discontinued operations	—	—	(284)	60	(224)
	—	—	(144)	60	(84)
Net income (loss) attributable to Newmont stockholders	$220	$(171)	$191	$(20)	$220
Comprehensive income (loss)	$364	$(127)	$422	$(211)	$448
Comprehensive loss (income) attributable to noncontrolling interests	—	—	(139)	55	(84)
Comprehensive income (loss) attributable to Newmont stockholders	$364	$(127)	$283	$(156)	$364

(1)	Excludes Depreciation and amortization and Reclamation and remediation.

NEWMONT MINING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share, per ounce and per pound amounts)

	Year Ended December 31, 2017
	(Issuer)	(Guarantor)	(Non-Guarantor)		Newmont
	Newmont				Mining
	Mining	Newmont	Other		Corporation
Condensed Consolidating Statement of Cash Flows	Corporation	USA	Subsidiaries	Eliminations	Consolidated
Operating activities:
Net cash provided by (used in) operating activities of continuing operations	$(129)	$(207)	$2,686	$—	$2,350
Net cash provided by (used in) operating activities of discontinued operations	—	—	(15)	—	(15)
Net cash provided by (used in) operating activities	(129)	(207)	2,671	—	2,335
Investing activities:
Additions to property, plant and mine development	—	(253)	(613)	—	(866)
Purchase of investments	(114)	—	(16)	—	(130)
Proceeds from sales of investments	—	—	35	—	35
Acquisitions, net	—	—	(15)	—	(15)
Proceeds from sales of other assets	—	—	5	—	5
Proceeds from sale of Batu Hijau	—	—	—	—	—
Other	—	2	8	—	10
Net cash provided by (used in) investing activities of continuing operations	(114)	(251)	(596)	—	(961)
Net cash provided by (used in) investing activities of discontinued operations	—	—	—	—	—
Net cash provided by (used in) investing activities	(114)	(251)	(596)	—	(961)
Financing activities:
Repayment of debt	(575)	(3)	(2)	—	(580)
Distributions to noncontrolling interests	—	—	(178)	—	(178)
Dividends paid to common stockholders	(134)	—	—	—	(134)
Funding from noncontrolling interests	—	—	94	—	94
Acquisition of noncontrolling interests	—	—	(48)	—	(48)
Payments for withholding of employee taxes related to stock-based compensation	—	(13)	—	—	(13)
Dividends paid to noncontrolling interests	—	—	—	—	—
Proceeds from stock issuance, net	—	—	—	—	—
Sale of noncontrolling interests	—	—	—	—	—
Net intercompany borrowings (repayments)	955	473	(1,428)	—	—
Other	(3)	—	(2)	—	(5)
Net cash provided by (used in) financing activities of continuing operations	243	457	(1,564)	—	(864)
Net cash provided by (used in) financing activities of discontinued operations	—	—	—	—	—
Net cash provided by (used in) financing activities	243	457	(1,564)	—	(864)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	—	—	6	—	6
Net change in cash, cash equivalents and restricted cash	—	(1)	517	—	516
Less net cash provided by (used in) Batu Hijau discontinued operations	—	—	—	—	—
	—	(1)	517	—	516
Cash, cash equivalents and restricted cash at beginning of period	—	1	2,781	—	2,782
Cash, cash equivalents and restricted cash at end of period	$—	$—	$3,298	$—	$3,298

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$—	$—	$3,259	$—	$3,259
Restricted cash included in Other current assets	—	—	1	—	1
Restricted cash included in Other noncurrent assets	—	—	38	—	38
Total cash, cash equivalents and restricted cash	$—	$—	$3,298	$—	$3,298

NEWMONT MINING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share, per ounce and per pound amounts)

	Year Ended December 31, 2016
	(Issuer)	(Guarantor)	(Non-Guarantor)		Newmont
	Newmont				Mining
	Mining	Newmont	Other		Corporation
Condensed Consolidating Statement of Cash Flows	Corporation	USA	Subsidiaries	Eliminations	Consolidated
Operating activities:
Net cash provided by (used in) operating activities of continuing operations	$2,240	$1,342	$123	$(1,782)	$1,923
Net cash provided by (used in) operating activities of discontinued operations	—	—	869	—	869
Net cash provided by (used in) operating activities	2,240	1,342	992	(1,782)	2,792
Investing activities:
Additions to property, plant and mine development	—	(261)	(872)	—	(1,133)
Purchases of investments	—	—	(15)	—	(15)
Proceeds from sales of investments	—	8	187	—	195
Acquisitions, net	—	—	(6)	—	(6)
Proceeds from sales of other assets	—	—	9	—	9
Proceeds from sale of Batu Hijau	—	—	920	—	920
Other	—	—	(4)	—	(4)
Net cash provided by (used in) investing activities of continuing operations	—	(253)	219	—	(34)
Net cash provided by (used in) investing activities of discontinued operations	—	—	(46)	—	(46)
Net cash provided by (used in) investing activities	—	(253)	173	—	(80)
Financing activities:
Repayment of debt	(1,307)	(3)	(2)	—	(1,312)
Distributions to noncontrolling interests	—	—	(3)	—	(3)
Dividends paid to common stockholders	(67)	(1,512)	(270)	1,782	(67)
Funding from noncontrolling interests	—	—	66	—	66
Acquisition of noncontrolling interests	—	—	(19)	—	(19)
Payments for withholding of employee taxes related to stock-based compensation	—	(6)	—	—	(6)
Dividends paid to noncontrolling interests	—	—	(146)	—	(146)
Proceeds from stock issuance, net	—	—	—	—	—
Proceeds from sale of noncontrolling interests	—	—	—	—	—
Net intercompany borrowings (repayments)	(866)	(748)	1,614	—	—
Other	—	—	1	—	1
Net cash provided by (used in) financing activities of continuing operations	(2,240)	(2,269)	1,241	1,782	(1,486)
Net cash provided by (used in) financing activities of discontinued operations	—	—	(331)	—	(331)
Net cash provided by (used in) financing activities	(2,240)	(2,269)	910	1,782	(1,817)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	—	—	2	—	2
Net change in cash, cash equivalents and restricted cash	—	(1,180)	2,077	—	897
Less net cash provided by (used in) Batu Hijau discontinued operations	—	—	503	—	503
	—	(1,180)	1,574	—	394
Cash, cash equivalents and restricted cash at beginning of period	—	1,181	1,207	—	2,388
Cash, cash equivalents and restricted cash at end of period	$—	$1	$2,781	$—	$2,782

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$—	$1	$2,755	$—	$2,756
Restricted cash included in Other current assets	—	—	1	—	1
Restricted cash included in Other noncurrent assets	—	—	25	—	25
Total cash, cash equivalents and restricted cash	$—	$1	$2,781	$—	$2,782

NEWMONT MINING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share, per ounce and per pound amounts)

	Year Ended December 31, 2015
	(Issuer)	(Guarantor)	(Non-Guarantor)		Newmont
	Newmont				Mining
	Mining	Newmont	Other		Corporation
Condensed Consolidating Statement of Cash Flows	Corporation	USA	Subsidiaries	Eliminations	Consolidated
Operating activities:
Net cash provided by (used in) operating activities of continuing operations	$7	$422	$1,159	$—	$1,588
Net cash provided by (used in) operating activities of discontinued operations	—	—	557	—	557
Net cash provided by (used in) operating activities	7	422	1,716	—	2,145
Investing activities:
Additions to property, plant and mine development	—	(326)	(985)	—	(1,311)
Purchases of investments	—	—	(17)	—	(17)
Proceeds from sales of investments	—	25	4	—	29
Acquisitions, net	(821)	—	(2)	—	(823)
Proceeds from sales of other assets	102	18	83	—	203
Proceeds from sale of Batu Hijau	—	—	—	—	—
Other	—	—	(32)	—	(32)
Net cash provided by (used in) investing activities of continuing operations	(719)	(283)	(949)	—	(1,951)
Net cash provided by (used in) investing activities of discontinued operations	—	—	(90)	—	(90)
Net cash provided by (used in) investing activities	(719)	(283)	(1,039)	—	(2,041)
Financing activities:
Repayment of debt	(200)	(2)	(27)	—	(229)
Distributions of noncontrolling interests	—	—	—	—	—
Dividends paid to common stockholders	(52)	—	—	—	(52)
Funding from noncontrolling interests	—	—	109	—	109
Acquisition of noncontrolling interests	—	—	(8)	—	(8)
Payments for withholding of employee taxes related to stock-based compensation	—	—	—	—	—
Dividends paid to noncontrolling interests	—	—	(3)	—	(3)
Proceeds from stock issuance, net	675	—	—	—	675
Proceeds from sale of noncontrolling interests	—	3	34	—	37
Net intercompany borrowings (repayments)	291	(57)	(234)	—	—
Other	(2)	1	(1)	—	(2)
Net cash provided by (used in) financing activities of continuing operations	712	(55)	(130)	—	527
Net cash provided by (used in) financing activities of discontinued operations	—	—	(225)	—	(225)
Net cash provided by (used in) financing activities	712	(55)	(355)	—	302
Effect of exchange rate changes on cash, cash equivalents and restricted cash	—	—	(24)	—	(24)
Net change in cash, cash equivalents and restricted cash	—	84	298	—	382
Less net cash provided by (used in) Batu Hijau discontinued operations	—	—	254	—	254
	—	84	44	—	128
Cash, cash equivalents and restricted cash at beginning of period	—	1,097	1,163	—	2,260
Cash, cash equivalents and restricted cash at end of period	$—	$1,181	$1,207	$—	$2,388

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$—	$1,181	$1,182	$—	$2,363
Restricted cash included in Other current assets	—	—	—	—	—
Restricted cash included in Other noncurrent assets	—	—	25	—	25
Total cash, cash equivalents and restricted cash	$—	$1,181	$1,207	$—	$2,388

NEWMONT MINING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share, per ounce and per pound amounts)

	At December 31, 2017
	(Issuer)	(Guarantor)	(Non-Guarantor)		Newmont
	Newmont				Mining
	Mining	Newmont	Other		Corporation
Condensed Consolidating Balance Sheet	Corporation	USA	Subsidiaries	Eliminations	Consolidated
Assets:
Cash and cash equivalents	$—	$—	$3,259	$—	$3,259
Trade receivables	—	18	106	—	124
Other accounts receivables	—	—	113	—	113
Intercompany receivable	2,053	4,601	3,484	(10,138)	—
Investments	—	—	62	—	62
Inventories	—	181	498	—	679
Stockpiles and ore on leach pads	—	196	480	—	676
Other current assets	—	38	115	—	153
Current assets	2,053	5,034	8,117	(10,138)	5,066
Property, plant and mine development, net	17	3,067	9,210	(27)	12,267
Investments	106	4	170	—	280
Investments in subsidiaries	12,086	(311)	—	(11,775)	—
Stockpiles and ore on leach pads	—	648	1,200	—	1,848
Deferred income tax assets	84	(1)	454	—	537
Non-current intercompany receivable	1,700	401	7	(2,108)	—
Other non-current assets	—	255	310	—	565
Total assets	$16,046	$9,097	$19,468	$(24,048)	$20,563
Liabilities:
Debt	$—	$1	$3	$—	$4
Accounts payable	—	83	292	—	375
Intercompany payable	1,338	2,145	6,655	(10,138)	—
Employee-related benefits	—	143	166	—	309
Income and mining taxes	—	18	230	—	248
Other current liabilities	52	163	244	—	459
Current liabilities	1,390	2,553	7,590	(10,138)	1,395
Debt	4,040	4	17	—	4,061
Reclamation and remediation liabilities	—	287	1,867	—	2,154
Deferred income tax liabilities	—	121	474	—	595
Employee-related benefits	—	222	164	—	386
Non-current intercompany payable	7	—	2,128	(2,135)	—
Other non-current liabilities	—	18	324	—	342
Total liabilities	5,437	3,205	12,564	(12,273)	8,933
Equity:
Newmont stockholders’ equity	10,609	5,892	5,883	(11,775)	10,609
Noncontrolling interests	—	—	1,021	—	1,021
Total equity	10,609	5,892	6,904	(11,775)	11,630
Total liabilities and equity	$16,046	$9,097	$19,468	$(24,048)	$20,563

NEWMONT MINING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share, per ounce and per pound amounts)

	At December 31, 2016
	(Issuer)	(Guarantor)	(Non-Guarantor)		Newmont
	Newmont				Mining
	Mining	Newmont	Other		Corporation
Condensed Consolidating Balance Sheet	Corporation	USA	Subsidiaries	Eliminations	Consolidated
Assets:
Cash and cash equivalents	$—	$1	$2,755	$—	$2,756
Trade receivables	—	21	139	—	160
Other accounts receivables	—	2	181	—	183
Intercompany receivable	7,255	6,065	11,347	(24,667)	—
Investments	—	—	56	—	56
Inventories	—	155	462	—	617
Stockpiles and ore on leach pads	—	224	539	—	763
Other current assets	—	83	59	—	142
Current assets	7,255	6,551	15,538	(24,667)	4,677
Property, plant and mine development, net	20	3,144	9,355	(34)	12,485
Investments	—	8	199	—	207
Investments in subsidiaries	13,222	537	—	(13,759)	—
Stockpiles and ore on leach pads	—	599	1,265	—	1,864
Deferred income tax assets	477	48	1,296	(490)	1,331
Non-current intercompany receivable	2,219	606	955	(3,780)	—
Other non-current assets	—	224	243	—	467
Total assets	$23,193	$11,717	$28,851	$(42,730)	$21,031
Liabilities:
Debt	$560	$3	$3	$—	$566
Accounts payable	—	62	258	—	320
Intercompany payable	7,720	4,795	12,152	(24,667)	—
Employee-related benefits	—	148	156	—	304
Income and mining taxes	—	13	140	—	153
Other current liabilities	62	109	236	—	407
Current liabilities	8,342	5,130	12,945	(24,667)	1,750
Debt	4,038	4	7	—	4,049
Reclamation and remediation liabilities	—	247	1,782	—	2,029
Deferred income tax liabilities	9	93	980	(490)	592
Employee-related benefits	—	269	142	—	411
Non-current intercompany payable	83	—	3,731	(3,814)	—
Other non-current liabilities	—	21	305	—	326
Total liabilities	12,472	5,764	19,892	(28,971)	9,157
Equity:
Newmont stockholders’ equity	10,721	5,953	7,806	(13,759)	10,721
Noncontrolling interests	—	—	1,153	—	1,153
Total equity	10,721	5,953	8,959	(13,759)	11,874
Total liabilities and equity	$23,193	$11,717	$28,851	$(42,730)	$21,031

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

In early 2015, the Peruvian government agency responsible for certain environmental regulations, the Ministry of the Environment (“MINAM”), issued proposed water quality criteria for designated beneficial uses which apply to mining companies, including Yanacocha. These criteria would modify the in-stream water quality criteria pursuant to which Yanacocha has been designing water treatment processes and infrastructure. In December 2015, MINAM issued the final regulation that modified the water quality standards. In response, in February 2017, Yanacocha submitted its proposed modification to the previously approved Environmental Impact Assessment to the Mining Ministry (“MINEM”), which is still under review. After approval, MINEM may allow up to three years to develop and implement the modifications to the water management system. In the event Yanacocha is unsuccessful in implementing the modifications in compliance with the new regulations and deadlines, it could result in fines and penalties relating to potential intermittent non-compliant exceedances. In addition, if accepted the treatment options will result in increased costs. These impacts may adversely impact the future cost and financial performance of our operations in Peru.

In December 2016, the Company completed a comprehensive study of the Yanacocha long-term mining and closure plans as part of the requirement to submit an updated closure plan to Peruvian regulators every five years. As a result, the Company recorded an increase to the reclamation obligation at Yanacocha of $425.  There were minimal changes to the updated closure plan in 2017 prior to submitting to Peruvian regulators in September 2017. The regulators completed their review and approved the updated closure plan in November 2017. See Note 6 and Note 7 for additional information regarding the Company’s update to the Yanacocha long-term mining and closure plan for submission to the Peruvian regulators and the resulting non-cash impairment charge of $970 recorded for Yanacocha as of December 31, 2016.

Estimated future reclamation costs are based principally on legal and regulatory requirements. At December 31, 2017 and 2016, $1,965 and $1,792, respectively, were accrued for reclamation costs relating to currently or recently producing mineral properties in accordance with asset retirement obligation guidance. The current portions of $59 and $28 at December 31, 2017 and 2016, respectively, are included in Other current liabilities.

In addition, the Company is involved in several matters concerning environmental obligations associated with former mining activities. Generally, these matters concern developing and implementing remediation plans at the various sites involved. The Company believes that the related environmental obligations associated with these sites are similar in nature with respect to the development of remediation plans, their risk profile and the compliance required to meet general environmental standards. Based upon the Company’s best estimate of its liability for these matters, $289 and $298 were accrued for such obligations at December 31, 2017 and 2016, respectively. These amounts are included in Other current liabilities and Reclamation and remediation liabilities. Depending upon the ultimate resolution of these matters, the Company believes that it is reasonably possible that the liability for these matters could be as much as 44% greater or 0% lower than the amount accrued at December 31, 2017. The amounts accrued are reviewed periodically based upon facts and circumstances available at the time. Changes in estimates are recorded in Reclamation and remediation in the period estimates are revised.

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

Dawn Mining Company LLC (“Dawn”) - 51% Newmont Owned

Midnite mine site and Dawn mill site. Dawn previously leased an open pit uranium mine, currently inactive, on the Spokane Indian Reservation in the State of Washington. The mine site is subject to regulation by agencies of the U.S. Department of Interior (the Bureau of Indian Affairs and the Bureau of Land Management), as well as the U.  S. Environmental Protection Agency (“EPA”).

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

During 2012, the Department of Interior contributed its share of past EPA costs and future costs related to the cleanup of the Midnite mine site in a lump sum payment of $42, which Newmont classified as restricted assets with interest on the Consolidated Balance Sheets for all periods presented. In 2016, Newmont completed the remedial design process (with the exception of the new water treatment plant (“WTP”) design which was awaiting the approval of the new NPDES permit). Subsequently, the new NPDES permit was received in 2017 and new WTP design will re-commence in 2018. The procured contractor continued implementing Phase 1 remedial actions during the 2017 construction season with Pit 4 backfill preparations.

The Dawn mill site is regulated by the Washington Department of Health and is in the process of being closed. Remediation at the Dawn mill site began in 2013. The Tailing Disposal Area 1-4 reclamation earthworks component was completed during 2017 with the exception of the embankment erosion protection anticipated to be completed in 2018. The remaining closure activity will consist primarily of addressing groundwater issues.

The remediation liability for the Midnite mine site and Dawn mill site is approximately $185 at December 31, 2017.

Other Legal Matters

Minera Yanacocha S.R.L. - 54.05% Newmont Owned

Administrative Actions. The Peruvian government agency responsible for environmental evaluation and inspection, Organismo Evaluacion y Fiscalizacion Ambiental (“OEFA”), conducts periodic reviews of the Yanacocha site. In 2011, 2012, 2013, 2015, 2016 and 2017, OEFA issued notices of alleged violations of OEFA standards to Yanacocha and Conga relating to past inspections. OEFA has resolved some alleged violations with minimal or no findings. In 2015 and 2016, the water authority of Cajamarca issued notices of alleged regulatory violations, and resolved some allegations in 2017 with no findings. The experience with OEFA and the water authority is that in the case of a finding of violation, remedial action is often the outcome rather than a significant fine. The alleged OEFA violations currently range from zero to 11,310 units and the water authority alleged violations range from zero to 10,054 units, with each unit having a potential fine equivalent to approximately $.001224 based on current exchange rates ($0 to $26). Yanacocha and Conga are responding to all notices of alleged violations, but cannot reasonably predict the outcome of the agency allegations.

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

Investigations

We occasionally identify or are apprised of information or allegations that certain employees, affiliates, agents or associated persons may have engaged in unlawful conduct for which we might be held responsible. We previously conducted an investigation, with the assistance of outside counsel, relating to certain business activities of the Company and its affiliates and contractors in countries outside the U.S. The investigation included a review of compliance with the requirements of the U.S. Foreign Corrupt Practices Act and other applicable laws and regulations. The Company worked with the U.S. SEC and the U.S. Department of Justice with respect to the investigation. In March 2016, the Company entered into a one-year agreement with the U.S. SEC tolling the statute of limitations relating to the investigation, and in April 2016, entered into a similar agreement with the U.S. Department of Justice. Both of the initial tolling agreements were effective through October 29, 2016. In September 2016, the Company agreed to extend its tolling agreement with the Department of Justice through April 2017, and agreed to a similar extension with the SEC in October 2016.

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

Other Commitments and Contingencies

The Company has minimum royalty obligations on one of its producing mines in Nevada for the life of the mine. Amounts paid as a minimum royalty (where production royalties are less than the minimum obligation) in any year are recoverable in future years when the minimum royalty obligation is exceeded. Although the minimum royalty requirement may not be met in a particular year, the Company expects that over the mine life, gold production will be sufficient to meet the minimum royalty requirements. Royalty payments payable, net of recoverable amounts, are $31 in 2018,  $31 in 2019,  $22 in 2020,  $- in 2021,  $- in 2022 and $- thereafter.

On June 25, 2009, the Company completed the acquisition of the remaining 33.33% interest in Boddington from AngloGold Ashanti Australia Limited (“AngloGold”). Consideration for the acquisition consisted of $982 and a contingent royalty capped at $100, equal to 50% of the average realized operating margin (Revenue less Costs applicable to sales on a by-product basis), if any, exceeding $600 per ounce, payable quarterly beginning in the second quarter of 2010 on one-third of gold sales from Boddington. At the acquisition date, the Company estimated the fair value of the contingent consideration at $62. At December 31, 2017 and 2016, the estimated fair value of the unpaid contingent consideration was approximately $7 and $14, respectively. This contingent royalty is capped at $100 in aggregate payments, of which $93 has been paid to date. Changes to the estimated fair value resulting from periodic revaluations are recorded to Other expense, net.  The Company paid $15 and $6 during 2017 and 2016, respectively, and made no payments during 2015. As of December 31, 2017, the Company expects to pay the remaining $7 of which the Company expects to pay $3 in the next 12 months.

As part of its ongoing business and operations, the Company and its affiliates are required to provide surety bonds, bank letters of credit and bank guarantees as financial support for various purposes, including environmental remediation, reclamation, exploration permitting, workers compensation programs and other general corporate purposes. At December 31, 2017 and 2016, there were $2,321 and $2,227, respectively, of outstanding letters of credit, surety bonds and bank guarantees. The obligations associated with these instruments are generally related to performance requirements that the Company addresses through its ongoing operations. As the specific requirements are met, the beneficiary of the associated instrument cancels and/or returns the instrument to the issuing entity. Certain of these instruments are associated with operating sites with long-lived assets and will remain outstanding until closure. Generally, bonding requirements associated with environmental regulation are becoming more restrictive. However, the Company believes it is in compliance with all applicable bonding obligations and will be able to satisfy future bonding requirements through existing or alternative means, as they arise.

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

NOTE 30   UNAUDITED SUPPLEMENTARY DATA

Quarterly Data

The following is a summary of selected quarterly financial information (unaudited):

	2017
	Three Months Ended
	March 31	June 30	September 30	December 31
Sales	$1,659	$1,875	$1,879	$1,935
Gross profit (1)	$403	$524	$470	$487
Income (loss) from continuing operations (2)	$69	$192	$213	$(534)
Income (loss) from discontinued operations (2)	(23)	(15)	(7)	7
Net income (loss) attributable to Newmont stockholders	$46	$177	$206	$(527)
Income (loss) per common share
Basic:
Continuing operations	$0.13	$0.36	$0.39	$(0.99)
Discontinued operations	(0.04)	(0.03)	(0.01)	0.01
	$0.09	$0.33	$0.38	$(0.98)
Diluted:
Continuing operations	$0.13	$0.36	$0.39	$(0.99)
Discontinued operations	(0.04)	(0.03)	(0.01)	0.01
	$0.09	$0.33	$0.38	$(0.98)
Weighted average common shares (millions)
Basic	532	533	533	533
Diluted	533	535	536	536
Cash dividends declared per common share	$0.050	$0.050	$0.075	$0.075
Closing price of common stock	$32.96	$32.39	$37.51	$37.52

	2016
	Three Months Ended
	March 31	June 30	September 30	December 31
Sales	$1,462	$1,669	$1,791	$1,789
Gross profit (1)	$314	$465	$448	$313
Income (loss) from continuing operations (2)	$(12)	$14	$169	$(391)
Income (loss) from discontinued operations (2)	64	9	(527)	47
Net income (loss) attributable to Newmont stockholders	$52	$23	$(358)	$(344)
Income (loss) per common share
Basic:
Continuing operations	$(0.02)	$0.02	$0.32	$(0.73)
Discontinued operations	0.12	0.02	(0.99)	0.08
	$0.10	$0.04	$(0.67)	$(0.65)
Diluted:
Continuing operations	$(0.02)	$0.02	$0.32	$(0.73)
Discontinued operations	0.12	0.02	(0.99)	0.08
	$0.10	$0.04	$(0.67)	$(0.65)
Weighted average common shares (millions)
Basic	530	531	531	531
Diluted	531	533	533	534
Cash dividends declared per common share	$0.025	$0.025	$0.025	$0.050
Closing price of common stock	$26.58	$39.12	$39.29	$34.07

(1)	Sales less Costs applicable to sales, Depreciation and amortization and Reclamation and remediation.
(2)	Attributable to Newmont stockholders.

.

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

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2017, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting at December 31, 2017. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework 2013. Based upon its assessment, management concluded that, at December 31, 2017, the Company’s internal control over financial reporting was effective.

Ernst & Young LLP, an independent registered public accounting firm, who audited the Company’s Consolidated Financial Statements as of December 31, 2017 and the year then ended included in this Form 10-K, has issued an attestation report on the Company’s internal control over financial reporting, as of December 31, 2017, which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Newmont Mining Corporation

Opinion on Internal Control over Financial Reporting

We have audited Newmont Mining Corporation’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), (the COSO criteria). In our opinion, Newmont Mining Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive income (loss), changes in equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and our report dated February 22, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

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

Definition and Limitations of Internal Control Over Financial Reporting

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

/s/ Ernst & Young LLP

Denver, Colorado

February 22, 2018

ITEM 9B.OTHER INFORMATION

None.

PART III

ITEM 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information concerning Newmont’s directors, Audit Committee, compliance with Section 16(a) of the Exchange Act and Code of Ethics is contained in Newmont’s definitive Proxy Statement, filed pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934 for the 2018 Annual Meeting of Stockholders and is incorporated herein by reference.

Information concerning Newmont’s executive officers is set forth below:

Name	Age	Office
Gary J. Goldberg	59	President and Chief Executive Officer
Nancy K. Buese	48	Executive Vice President and Chief Financial Officer
Elaine Dorward-King	60	Executive Vice President, Sustainability and External Relations
Randy Engel	51	Executive Vice President, Strategic Development
Stephen P. Gottesfeld	50	Executive Vice President and General Counsel
Scott P. Lawson	56	Executive Vice President and Chief Technology Officer
William N. MacGowan	60	Executive Vice President, Human Resources
Thomas R. Palmer	50	Executive Vice President and Chief Operating Officer
John W. Kitlen	54	Vice President, Controller and Chief Accounting Officer

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

ITEM 11.EXECUTIVE COMPENSATION

Information concerning this item is contained in Newmont’s definitive Proxy Statement, filed pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934 for the 2018 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information concerning this item is contained in Newmont’s definitive Proxy Statement, filed pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934 for the 2018 Annual Meeting of Stockholders and incorporated herein by reference.

Equity Compensation Plan Information

The following table sets forth at December 31, 2017 information regarding Newmont’s Common Stock that may be issued under Newmont’s equity compensation plans:

	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)	(b) (1)	(c)
Equity compensation plans approved by security holders (2)	6,320,009	51.74	11,339,741	(3)
Equity compensation plans not approved by security holders	—	N/A	—

(1)	The weighted average exercise price does not take into account the shares issuable upon vesting of restricted stock units, performance leveraged stock units or strategic stock units.
(2)

Newmont’s 2013 Stock Incentive Plan was approved by the stockholders on April 24, 2013. A maximum of 14,500,000 shares of Newmont's Common Stock, plus up to 7,842,793 shares available for grant under the 2005 Incentive Plan as of December 31, 2013, were authorized to be issued under the 2013 Stock Incentive Plan at that time. There are currently 11,339,741shares registered and available to grant under the 2013 Stock Incentive Plan. There are no equity compensation plans not approved by stockholders.

(3)	Securities remaining available for future issuance under the 2013 Stock Incentive Plan. No additional grants or awards will be made under any of the Company’s other plans.

ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information concerning this item is contained in Newmont’s definitive Proxy Statement, filed pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934 for the 2018 Annual Meeting of Stockholders and incorporated herein by reference.

ITEM 14.PRINCIPAL ACCOUNTING FEES AND SERVICES

Information concerning this item is contained in Newmont’s definitive Proxy Statement, filed pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934 for the 2018 Annual Meeting of Stockholders and incorporated herein by reference.

PART IV

ITEM  15.EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following documents are filed as a part of this report:

(a)Financial Statements

(1)The Consolidated Financial Statements, together with the report thereon of Ernst & Young LLP dated February 22, 2018, are included as part of Item 8, Financial Statements and Supplementary Data, commencing on page 94 above.

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

4.4	—

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

4.5	—	See footnote(1).

10.1*	—

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

Amendment Five to the December 31, 2008 restated Savings Equalization Plan of Newmont USA Limited, a wholly owned subsidiary of the Registrant, effective January 1, 2016, incorporated by reference to Exhibit 10.5 to Registrant’s Form 10-K for the period ended December 31, 2016, filed with the Securities and Exchange Commission on February 21, 2017.

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

Amendment Two to the December 31, 2008 restated Pension Equalization Plan of Newmont USA Limited, a wholly owned subsidiary of the Registrant, effective January 1, 2016, incorporated by reference to Exhibit 10.8 to Registrant’s Form 10-K for the period ended December 31, 2016, filed with the Securities and Exchange Commission on February 21, 2017.

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

10.17*	—

2016 Restricted Stock Unit Agreement for supplemental restricted stock unit award to E. Randall Engel, dated February 22, 2016. Incorporated by reference to Exhibit 10.2 to Registrant’s Form 10-Q for the period ended March 31, 2016, filed with the Securities and Exchange Commission on April 20, 2016.

10.18*	—

2016 Restricted Stock Unit Agreement for supplemental restricted stock unit award to Stephen P. Gottesfeld, dated February 22, 2016. Incorporated by reference to Exhibit 10.3 to Registrant’s Form 10-Q for the period ended March 31, 2016, filed with the Securities and Exchange Commission on April 20, 2016.

10.19*	—

2017 Form of Award Agreement used for Executive Officers to grant restricted stock units, pursuant to Registrant’s 2013 Stock Incentive Plan, incorporated by reference to Exhibit 10.6 to Registrant’s Form 10-Q for the period ended June 30, 2017, filed with the Securities and Exchange Commission on July 25, 2017.

10.20*	—

2017 Form of Award Agreement used for Executive Officers to grant performance leveraged stock units, pursuant to Registrant’s 2013 Stock Incentive Plan, incorporated by reference to Exhibit 10.7 to Registrant’s Form 10-Q for the period ended June 30, 2017, filed with the Securities and Exchange Commission on July 25, 2017.

10.21*	—

Strategic Stock Unit Bonus Program for Grades E-5 to E-6 of Registrant, effective January 1, 2014. Incorporated by reference to Exhibit 10.3 to Registrant’s Form 10-Q for the period ended March 31, 2014, filed with the Securities and Exchange Commission on April 25, 2014.

10.22*	—

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

10.24*	—

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

10.26*	—

Section 16 Officer and Senior Executive Annual Incentive Compensation Program, amended and restated effective January 1, 2016. Incorporated by reference to Exhibit 10.2 to Registrant’s Form 10-Q for the period ended June 30, 2016, filed with the Securities and Exchange Commission on July 20, 2016.

10.27*	—

Senior Executive Compensation Program of Registrant, effective January 1, 2017, incorporated by reference to Exhibit 10.3 to Registrant’s Form 10-Q for the period ended June 30, 2017, filed with the Securities and Exchange Commission on July 25, 2017.

10.28*	—	Section 16 Officer and Senior Executive Annual Incentive Compensation Program, effective January 1, 2017, filed herewith.

10.29*	—

Equity Bonus Program for Grades E-5 to E-6, effective January 1, 2017, incorporated by reference to Exhibit 10.5 to Registrant’s Form 10-Q for the period ended June 30, 2017, filed with the Securities and Exchange Commission on July 25, 2017.

10.30*	—

Officers’ Death Benefit Plan as Amended and Restated effective January 1, 2013, of Newmont USA Limited, a wholly owned subsidiary of Registrant. Incorporated by reference to Exhibit 10.21 to Registrant’s Form 10-K for the period ended December 31, 2015, filed with the Securities and Exchange Commission on February 17, 2016.

10.31*	—

Amendment One to the Officer’s Death Benefit Plan as Amended and Restated effective January 1, 2013, of Newmont USA Limited, a wholly owned subsidiary of Registrant, incorporated by reference to Exhibit 10.29 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2016, filed with the Securities and Exchange Commission on February 21, 2017.

10.32*		Amendment Two to the Officer’s Death Benefit Plan as Amended and Restated effective January 1, 2013, of Newmont USA Limited, a wholly owned subsidiary of Registrant, filed herewith.

10.33*	—

Executive Change of Control Plan, amended and restated effective December 31, 2008, of Newmont USA Limited, a wholly owned subsidiary of Registrant. Incorporated by reference to Exhibit 10.20 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the Securities and Exchange Commission on February 19, 2009.

10.34*	—

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

10.35*	—

Amendment Three to the December 31, 2008 Executive Change of Control Plan of Newmont, amended and restated by Newmont USA Limited, a wholly owned subsidiary of Registrant, effective January 1, 2012, filed herewith.

10.36*	—

Form of Waiver and Release Agreement to the December 31, 2008 Executive Change of Control Plan of Newmont USA Limited, a wholly owned subsidiary of Registrant, effective December 31, 2017, filed herewith.

10.37*	—

2012 Executive Change of Control Plan, effective January 1, 2012, of Newmont USA Limited, a wholly owned subsidiary of Registrant. Incorporated by reference to Exhibit 10.57 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011, filed with the Securities and Exchange Commission on February 24, 2012.

10.38*	—

2014 Executive Severance Plan of Newmont, amended and restated effective January 1, 2014. Incorporated by reference to Exhibit 10.68 to Registrant’s Form 10-K for the year ended December 31, 2014, filed with the Securities and Exchange Commission on February 20, 2015.

10.39*	—

Amendment One to the Executive Severance Plan of Newmont, amended and restated effective January 1, 2014. Incorporated by reference to Exhibit 10.69 to Registrant’s Form 10-K for the year ended December 31, 2014, filed with the Securities and Exchange Commission on February 20, 2015.

10.40*	—

Amendment Two to the Executive Severance Plan of Newmont. Incorporated by reference to Exhibit 10.1 to Registrant’s Form 10-Q for the period ended September 30, 2015, filed with the Securities and Exchange Commission on October 29, 2015.

10.41*	—

Amendment Three to the Executive Severance Plan of Newmont, incorporated by reference  to Exhibit 10.36 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2016, filed with the Securities and Exchange Commission on February 21, 2017.

10.42	—

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

10.43	—

Reaffirmation Agreement, dated May 25, 2017, by Newmont USA Limited and JPMorgan Chase Bank, N.A., as Administrative Agent, incorporated by reference to Exhibit 10.2 to Registrant’s Form 8-K filed with the Securities and Exchange Commission on May 26, 2017.

10.44	—

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

10.45	—

2015 Investment Agreement between the Republic of Ghana and Newmont Ghana Gold Limited. Incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed with the Securities and Exchange Commission on December 22, 2015.

10.46	—

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
Stephen P. Gottesfeld Executive Vice President and General Counsel

February 22, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 22, 2018.

Signature	Title

*	Chief Executive Officer and Director
Gary J. Goldberg	(Principal Executive Officer)

*	Executive Vice President and Chief Financial Officer
Nancy K. Buese	(Principal Financial Officer)

*	Vice President, Controller and Chief Accounting Officer
John W. Kitlen	(Principal Accounting Officer)

Gregory H. Boyce*	Director

Bruce R. Brook*	Director

J. Kofi Bucknor*	Director

Vincent A. Calarco*	Director

Joseph A. Carrabba*	Director

Noreen Doyle*	Director

Veronica M. Hagen*	Director

Sheri E. Hickok*	Director

Jane Nelson*	Director

Julio M. Quintana*	Director

Molly P. Zhang*	Director

*By:	/s/ STEPHEN P. GOTTESFELD
Stephen P. Gottesfeld Attorney-in-Fact

S-1

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

	Years Ended December 31,
	2017	2016	2015
	(in millions)
Deferred Income Tax Valuation Allowance
Balance at beginning of year	$3,844	$2,735	$2,565
Additions to deferred income tax expense	574	1,612	530
Reduction of deferred income tax expense	(443)	(503)	(360)
Reduction due to Tax Cuts and Jobs Act	(1,180)	—	—
Balance at end of year	$2,795	$3,844	$2,735

Refer to Note 10 of the Consolidated Financial Statements for additional information.

SCH-1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Newmont Mining Corporation

Opinion on the Financial Statement Schedule

We have audited the consolidated financial statements of Newmont Mining Corporation (the Company) as of December 31, 2017 and 2016, and for each of the three years in the period ended December 31, 2017, and have issued our report thereon dated February 22, 2018 (included elsewhere in this Form 10-K). Our audits also included the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, the financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects the information set forth therein.

Basis for Opinion

This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this schedule based on our audits. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

Denver, Colorado

February 22, 2018

SCH-2