Form 10-Q
period 2018-03-31
NEWMONT MINING CORP /DE/
filed 2018-04-26
CIK 1164727

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2018

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

There were 533,486,402 shares of common stock outstanding on April 19, 2018.

NEWMONT MINING CORPORATION

FIRST QUARTER 2018 RESULTS AND HIGHLIGHTS

(unaudited, in millions, except per share, per ounce and per pound)

	Three Months Ended March 31,
	2018	2017
Financial Results:
Sales	$1,817	$1,690
Gold	$1,739	$1,619
Copper	$78	$71
Costs applicable to sales (1)	$1,029	$957
Gold	$982	$918
Copper	$47	$39
Net income (loss) from continuing operations	$169	$81
Net income (loss)	$191	$58
Net income (loss) from continuing operations attributable to Newmont stockholders	$170	$70
Per common share, diluted:
Net income (loss) from continuing operations attributable to Newmont stockholders	$0.32	$0.13
Net income (loss) attributable to Newmont stockholders	$0.36	$0.09
Adjusted net income (loss) (2)	$185	$136
Adjusted net income (loss) per share, diluted (2)	$0.35	$0.26
Earnings before interest, taxes and depreciation and amortization (2)	$637	$561
Adjusted earnings before interest, taxes and depreciation and amortization (2)	$644	$574
Net cash provided by (used in) operating activities of continuing operations	$266	$377
Free Cash Flow (2)	$35	$197
Cash dividends declared per common share	$0.140	$0.050

Operating Results:
Consolidated gold ounces (thousands):
Produced	1,286	1,327
Sold	1,312	1,328
Attributable gold ounces (thousands):
Produced	1,209	1,234
Sold	1,231	1,229
Consolidated and attributable copper pounds (millions):
Produced	26	29
Sold	27	26
Average realized price:
Gold (per ounce)	$1,326	$1,219
Copper (per pound)	$2.88	$2.68
Consolidated costs applicable to sales: (1)(2)
Gold (per ounce)	$748	$691
Copper (per pound)	$1.74	$1.50
All-in sustaining costs: (2)
Gold (per ounce)	$973	$900
Copper (per pound)	$2.07	$1.77

(1)	Excludes Depreciation and amortization and Reclamation and remediation.
(2)	See “Non-GAAP Financial Measures” beginning on page 61.

First Quarter 2018 Highlights

•

Net income (loss): Delivered Net income (loss) from continuing operations attributable to Newmont stockholders of $170 million or $0.32 per diluted share, an increase of $100 million from the prior-year quarter primarily due to higher average realized gold prices.

•

Adjusted net income (loss): Delivered Adjusted net income (loss) of $185 million or $0.35 per diluted share, a 35% increase from the prior-year quarter (See “Non-GAAP Financial Measures” beginning on page 61).

•	Adjusted EBITDA: Generated $644 million in adjusted EBITDA, a 12% increase from the prior-year quarter (See “Non-GAAP Financial Measures” beginning on page 61).
•

Cash Flow: Reported Net cash provided by operating activities of continuing operations of $266 million, a 29% decrease from the prior-year quarter, and free cash flow of $35 million (See “Non-GAAP Financial Measures” beginning on page 61).

•

Portfolio improvements: Approved plans to begin the Yanacocha Sulfides feasibility study and added Chaquicocha Oxides as a new project in Peru; progressed Long Canyon Phase 2 in Nevada to pre-feasibility study; advanced Ahafo North in Ghana to definitive feasibility study; commenced development of the Tanami Power project in Australia.

•

Attributable gold production: Decreased 2% to 1.21 million ounces from lower leach activity at Yanacocha, lower grade and scheduled maintenance at Boddington, and lower grade and reduced recovery at CC&V associated with the stockpiling of concentrate for shipment to Nevada, partially offset by improved production from Merian, Tanami, Carlin and Ahafo.

•	Financial Strength: Ended the quarter with $3.1 billion cash on hand and a first quarter dividend declared of $0.14 per share, an increase of 180 percent over the prior-year quarter.

Our global project pipeline

Newmont’s capital-efficient project pipeline supports stable production with improving margins and mine life. Near-term development capital projects are presented below. Funding for Subika Underground, Ahafo Mill Expansion, Twin Underground, Quecher Main and Tanami Power projects has been approved and these projects are in execution.

Subika Underground, Africa. This project leverages existing infrastructure and an optimized approach to develop Ahafo’s most promising underground resource. First production was achieved in June 2017 with commercial production expected in the second half of 2018. The project is expected to have an average annual gold production of between 150,000 and 200,000 ounces per year for the first five years beginning in 2019 with an initial mine life of approximately 11 years. Development capital costs (excluding capitalized interest) since approval were $106, of which $26 related to the first quarter of 2018.

Ahafo Mill Expansion, Africa. This project is designed to maximize resource value by improving production margins and accelerating stockpile processing. The project also supports profitable development of Ahafo’s highly prospective underground resources. First production is expected in the first half of 2019, with commercial production expected in the second half of 2019. The expansion is expected to have an average annual gold production of between 75,000 and 100,000 ounces per year for the first five years beginning in 2020. Development capital costs (excluding capitalized interest) since approval were $62, of which $20 related to the first quarter of 2018.  Following the tragic construction accident at our Ahafo Mill Expansion that resulted in six fatalities, civil construction will remain suspended until Newmont and the authorities are satisfied that work can resume safely.

Twin Underground, North America. This project is a portal mine beneath Twin Creek’s Vista surface mine with similar mineralization. First production was achieved in August 2017, with commercial production expected in mid-2018. The expansion is expected to have an average annual gold production of between 30,000 and 40,000 ounces per year between 2018 and 2022. Development capital costs (excluding capitalized interest) since approval were $23, of which $10 related to the first quarter of 2018.

Quecher Main, South America. This project will add oxide production at Yanacocha, leverage existing infrastructure and enable potential future growth at Yanacocha. First production is expected in early 2019, with commercial production in the fourth quarter of 2019. Quecher Main extends the life of the Yanacocha operation to 2027 with average annual gold production of about 200,000 ounces per year (on a consolidated basis) between 2020 and 2025. Development capital costs (excluding capitalized interest) since approval were $21, of which $9 related to the first quarter of 2018.

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

PART I—FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS.

NEWMONT MINING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited, in millions except per share)

	Three Months Ended March 31,
	2018	2017
Sales (Note 5)	$1,817	$1,690

Costs and expenses:
Costs applicable to sales (1)	1,029	957
Depreciation and amortization	301	300
Reclamation and remediation (Note 6)	28	29
Exploration	40	36
Advanced projects, research and development	34	26
General and administrative	59	55
Other expense, net (Note 7)	11	17
	1,502	1,420
Other income (expense):
Other income, net (Note 8)	21	(9)
Interest expense, net	(53)	(67)
	(32)	(76)
Income (loss) before income and mining tax and other items	283	194
Income and mining tax benefit (expense) (Note 9)	(105)	(111)
Equity income (loss) of affiliates	(9)	(2)
Net income (loss) from continuing operations	169	81
Net income (loss) from discontinued operations (Note 10)	22	(23)
Net income (loss)	191	58
Net loss (income) attributable to noncontrolling interests (Note 11)	1	(11)
Net income (loss) attributable to Newmont stockholders	$192	$47

Net income (loss) attributable to Newmont stockholders:
Continuing operations	$170	$70
Discontinued operations	22	(23)
	$192	$47
Net income (loss) per common share (Note 12):
Basic:
Continuing operations	$0.32	$0.13
Discontinued operations	0.04	(0.04)
	$0.36	$0.09
Diluted:
Continuing operations	$0.32	$0.13
Discontinued operations	0.04	(0.04)
	$0.36	$0.09

Cash dividends declared per common share	$0.140	$0.050

(1)	Excludes Depreciation and amortization and Reclamation and remediation.

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

NEWMONT MINING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(unaudited, in millions)

	Three Months Ended March 31,
	2018	2017
Net income (loss)	$191	$58
Other comprehensive income (loss):
Change in marketable securities, net of tax of $- and $-, respectively	2	(7)
Foreign currency translation adjustments	(3)	4
Change in pension and other post-retirement benefits, net of tax of $(1) and $(4), respectively	5	6
Change in fair value of cash flow hedge instruments, net of tax of $(1) and $(4), respectively	4	9
Other comprehensive income (loss)	$8	$12
Comprehensive income (loss)	$199	$70

Comprehensive income (loss) attributable to:
Newmont stockholders	$200	$59
Noncontrolling interests	(1)	11
	$199	$70

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

NEWMONT MINING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in millions)

	Three Months Ended March 31,
	2018	2017
Operating activities:
Net income (loss)	$191	$58
Adjustments:
Depreciation and amortization	301	300
Stock-based compensation (Note 14)	19	16
Reclamation and remediation	26	28
Loss (income) from discontinued operations (Note 10)	(22)	23
Deferred income taxes	10	57
Write-downs of inventory and stockpiles and ore on leach pads	82	43
Other operating adjustments	10	36
Net change in operating assets and liabilities (Note 23)	(351)	(184)
Net cash provided by (used in) operating activities of continuing operations	266	377
Net cash provided by (used in) operating activities of discontinued operations (1)	(3)	(6)
Net cash provided by (used in) operating activities	263	371
Investing activities:
Additions to property, plant and mine development	(231)	(180)
Proceeds from sales of investments	—	19
Other	(5)	3
Net cash provided by (used in) investing activities	(236)	(158)
Financing activities:
Dividends paid to common stockholders	(76)	(27)
Repurchase of common stock	(64)	—
Payments for withholding of employee taxes related to stock-based compensation	(39)	(13)
Funding from noncontrolling interests	32	21
Distributions to noncontrolling interests	(31)	(32)
Other	(1)	(1)
Net cash provided by (used in) financing activities	(179)	(52)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	—	1
Net change in cash, cash equivalents and restricted cash	(152)	162
Cash, cash equivalents and restricted cash at beginning of period	3,298	2,782
Cash, cash equivalents and restricted cash at end of period	$3,146	$2,944

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$3,111	$2,919
Restricted cash included in Other current assets	1	1
Restricted cash included in Other noncurrent assets	34	24
Total cash, cash equivalents and restricted cash	$3,146	$2,944

(1)

Net cash provided by (used in) operating activities of discontinued operations includes $(3) and $(3) related to the Holt royalty obligation and $- and $(3) related to closing costs for the sale of Batu Hijau, all of which were paid out of Cash and cash equivalents held for use for the three months ended March 31, 2018 and 2017, respectively. For additional information regarding the Company’s discontinued operations, see Note 10.

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

NEWMONT MINING CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited, in millions)

	At March 31,	At December 31,
	2018	2017
ASSETS
Cash and cash equivalents	$3,111	$3,259
Trade receivables (Note 5)	211	124
Other accounts receivables	119	113
Investments (Note 17)	59	62
Inventories (Note 18)	657	679
Stockpiles and ore on leach pads (Note 19)	640	676
Other current assets	141	153
Current assets	4,938	5,066
Property, plant and mine development, net	12,311	12,338
Investments (Note 17)	273	280
Stockpiles and ore on leach pads (Note 19)	1,897	1,848
Deferred income tax assets	500	549
Other non-current assets	564	565
Total assets	$20,483	$20,646

LIABILITIES
Debt (Note 20)	$7	$4
Accounts payable	331	375
Employee-related benefits	220	309
Income and mining taxes payable	216	248
Other current liabilities (Note 21)	407	462
Current liabilities	1,181	1,398
Debt (Note 20)	4,088	4,061
Reclamation and remediation liabilities (Note 6)	2,358	2,345
Deferred income tax liabilities	596	595
Employee-related benefits	394	386
Other non-current liabilities (Note 21)	311	342
Total liabilities	8,928	9,127

EQUITY
Common stock	857	855
Treasury stock	(69)	(30)
Additional paid-in capital	9,576	9,592
Accumulated other comprehensive income (loss) (Note 22)	(169)	(292)
Retained earnings	380	410
Newmont stockholders' equity	10,575	10,535
Noncontrolling interests	980	984
Total equity	11,555	11,519
Total liabilities and equity	$20,483	$20,646

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

NEWMONT MINING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(unaudited, in millions)

						Accumulated
					Additional	Other
	Common Stock		Treasury Stock		Paid-In	Comprehensive	Retained	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Earnings	Interests	Equity
	(in millions)
Balance at December 31, 2017	534	$855	(1)	$(30)	$9,592	$(292)	$410	$984	$11,519
Cumulative-effect adjustment of adopting ASU No. 2016-01	—	—	—	—	—	115	(115)	—	—
Net income (loss)	—	—	—	—	—	—	192	(1)	191
Other comprehensive income (loss)	—	—	—	—	—	8	—	—	8
Dividends declared	—	—	—	—	—	—	(76)	—	(76)
Distributions declared to noncontrolling interests	—	—	—	—	—	—	—	(31)	(31)
Cash calls requested from noncontrolling interests (1)	—	—	—	—	—	—	—	28	28
Repurchase and retirement of common stock	(2)	(3)	—	—	(30)	—	(31)	—	(64)
Withholding of employee taxes related to stock-based compensation	—	—	(1)	(39)	—	—	—	—	(39)
Stock-based awards and related share issuances	3	5	—	—	14	—	—	—	19
Balance at March 31, 2018	535	$857	(2)	$(69)	$9,576	$(169)	$380	$980	$11,555

(1)

Cash calls requested from noncontrolling interests of $28 for the three months ended March 31, 2018 represent cash calls requested from Staatsolie for the Merian mine. Staatsolie paid an additional $4 related to prior periods during the three months ended March 31, 2018.

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

NOTE 1     BASIS OF PRESENTATION

The interim Condensed Consolidated Financial Statements (“interim statements”) of Newmont Mining Corporation and its subsidiaries (collectively, “Newmont” or the “Company”) are unaudited. In the opinion of management, all adjustments (including normal recurring adjustments) and disclosures necessary for a fair presentation of these interim statements have been included. The results reported in these interim statements are not necessarily indicative of the results that may be reported for the entire year. These interim statements should be read in conjunction with Newmont’s Consolidated Financial Statements for the year ended December 31, 2017 filed on February 22, 2018 on Form 10-K and revisions filed April 26, 2018 on Form 8-K. The year-end balance sheet data was derived from the audited financial statements and, in accordance with the instructions to Form 10-Q, certain information and footnote disclosures required by United States (“U.S.”) generally accepted accounting principles (“GAAP”) have been condensed or omitted. References to “A$” refers to Australian currency and “C$” refers to Canadian currency.

Adoption of Accounting Standards Update No. 2016-15 and No. 2016-18

Certain amounts have been retrospectively reclassified for the three months ended March 31, 2017 to conform to the current period presentation and reflect the change in Newmont’s Consolidated Statements of Cash Flows required with the adoption of Accounting Standard Update (“ASU”) No. 2016-15 as of January 1, 2018 related to the classification of certain items on the statement of cash flows and ASU No. 2016-18 as of December 31, 2017 related to the inclusion of restricted cash in the statement of cash flows as further described in Note 3.

See Note 2 for the financial statement line items that were affected by the adoption of these standards.

Correction of Immaterial Errors

In the first quarter of 2018, Newmont corrected a computation error that was immaterial to all affected prior periods related to its methodology for calculating and recording Reclamation and remediation liabilities under Accounting Standards Codification (“ASC”) 410, “Asset Retirement and Environmental Obligations,” since the adoption of the standard as of January 1, 2003. The Company concluded that the error had the effect of understating its asset retirement obligations liability and the related asset retirement cost resulting in immaterial errors in accretion and depreciation expense.

In evaluating the impact of the error, the Company followed the guidance of ASC 250, “Accounting Changes and Error Corrections," Staff Accounting Bulletin (“SAB”) No. 99, “Assessing Materiality,” and SAB No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” The Company concluded that the error was not material to our results of operations or financial condition on a quantitative and qualitative basis and did not require previously filed reports with the Securities and Exchange Commission to be amended. Correction of the cumulative error would have a disproportionate impact on our results for the first quarter of 2018 and for the annual estimated income for 2018. As such, the Company has corrected the error by revising the prior period financial statements. The Company also elected to correct other individually insignificant errors not previously recorded that the Company concluded were immaterial to our previously issued Consolidated Financial Statements.

See Note 2 for the financial statement line items that were affected by the correction of the error.

Certain other prior period amounts have been reclassified to conform to the 2018 presentation.

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

NOTE 2     REVISION OF FINANCIAL STATEMENTS

The Company’s previously issued consolidated financial statements have been revised for the adoption of ASU No. 2016-15 and No. 2016-18 and the correction of the errors as follows:

	Three Months Ended March 31, 2017
Condensed Consolidated Statement of Operations	As Previously Reported	Reclamation and Remediation Adjustments	Other Adjustments	As Revised
Sales	$1,659	$—	$31	$1,690
Costs applicable to sales	$933	$—	$24	$957
Depreciation and amortization	$293	$1	$6	$300
Reclamation and remediation	$30	$(1)	$—	$29
Income (loss) before income and mining tax and other items	$193	$—	$1	$194
Income and mining tax benefit (expense)	$(110)	$(1)	$—	$(111)
Net income (loss):
Continuing operations	$81	$(1)	$1	$81
Discontinued operations	(23)	—	—	(23)
	$58	$(1)	$1	$58

Net loss (income) attributable to noncontrolling interests	$(12)	$1	$—	$(11)

Net income (loss) attributable to Newmont stockholders:
Continuing operations	$69	$—	$1	$70
Discontinued operations	(23)	—	—	(23)
	$46	$—	$1	$47
Net income (loss) per common share
Basic:
Continuing operations	$0.13	$—	$—	$0.13
Discontinued operations	(0.04)	—	—	(0.04)
	$0.09	$—	$—	$0.09
Diluted:
Continuing operations	$0.13	$—	$—	$0.13
Discontinued operations	(0.04)	—	—	(0.04)
	$0.09	$—	$—	$0.09

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

	Three Months Ended March 31, 2017
Condensed Consolidated Statement of Cash Flows	As Previously Reported	Reclamation and Remediation Adjustments	Other Adjustments	ASU Adoption Revision	As Revised
Operating activities:
Net income	$58	$(1)	$1	$—	$58
Adjustments:
Depreciation and amortization	$293	$1	$6	$—	$300
Reclamation and remediation	$29	$(1)	$—	$—	$28
Deferred income taxes	$56	$1	$—	$—	$57
Net change in operating assets and liabilities	$(175)	$—	$(7)	$(2)	$(184)
Net cash provided by (used in) operating activities:
Continuing operations	$379	$—	$—	$(2)	$377
Discontinued operations	(6)	—	—	—	(6)
	$373	$—	$—	$(2)	$371
Investing activities:
Acquisitions, net	$(2)	$—	$—	$2	$—
Net cash provided by (used in) investing activities	$(160)	$—	$—	$2	$(158)

Effect of exchange rate changes on cash, cash equivalents and restricted cash:	$2	$—	$—	$(1)	$1
Net change in cash, cash equivalents and restricted cash	$163	$—	$—	$(1)	$162
Cash, cash equivalents and restricted cash at beginning of period	2,756	—	—	26	2,782
Cash, cash equivalents and restricted cash at end of period	$2,919	$—	$—	$25	$2,944

	Year ended December 31, 2017
Condensed Consolidated Balance Sheet	As Previously Reported	Reclamation and Remediation Adjustments	As Revised
Property, plant and mine development	$12,267	$71	$12,338
Deferred income tax assets	$537	$12	$549
Total assets	$20,563	$83	$20,646
Other current liabilities (1)	$459	$3	$462
Reclamation and remediation liabilities (2)	$2,154	$191	$2,345
Total liabilities	$8,933	$194	$9,127
Retained earnings	$484	$(74)	$410
Newmont stockholders' equity	$10,609	$(74)	$10,535
Noncontrolling interests	$1,021	$(37)	$984
Total equity	$11,630	$(111)	$11,519
Total liabilities and equity	$20,563	$83	$20,646

(1)

The adjustment at December 31, 2017 relates to the Company’s current Reclamation and remediation liabilities, included in Other current liabilities in the Condensed Consolidated Balance Sheets. For further information regarding our current Other current liabilities, see Note 21.

(2)	Represents non-current Reclamation and remediation liabilities.

.

.

NOTE 3     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Revenue Recognition

The Company adopted ASC 606, Revenue from contracts with customers, on January 1, 2018. Changes to the accounting policy as a result of adoption are discussed below.

Newmont generates revenue by selling gold and copper produced from its mining operations. Refer to Note 4 for further information regarding the Company’s operating segments.

The majority of the Company’s Sales come from the sale of refined gold; however, the end product at the Company’s gold operations is generally doré bars. Doré is an alloy consisting primarily of gold but also containing silver and other metals. Doré is sent to refiners to produce bullion that meets the required market standard of 99.95% gold. Under the terms of the Company’s refining agreements, the doré bars are refined for a fee, and the Company’s share of the refined gold and the separately-recovered silver is credited to its bullion account. Gold from doré bars credited to its bullion account is typically sold to banks or refiners.

A portion of gold sold from Boddington and Kalgoorlie in Australia, Phoenix in Nevada and CC&V in Colorado is sold in the form of concentrate which includes copper and silver. The Company’s Sales also come from the sale of copper. Copper sales are generally in the form of concentrate, which is sold to smelters for further treatment and refining, and cathode. Copper sold from Boddington in Australia is sold in concentrate form and copper sold from Phoenix in Nevada is sold in either concentrate or cathode form.

Generally, if a metal expected to be mined represents more than 10 to 20% of the life of mine sales value of all the metal expected to be mined, co-product accounting should apply. Generally, if metal expected to be mined is less than the 10 to 20% of the life of mine sales value, by-product accounting should apply. Revenues from by-product sales, which are immaterial, are credited to Costs applicable to sales as a by-product credit. Copper is produced as a co-product at Phoenix and Boddington. Copper and silver is produced as a by-product at certain of the Company’s other operations.

Gold Sales from Doré Production

The Company recognizes revenue for gold from doré production when it satisfies the performance obligation of transferring gold inventory to the customer, which generally occurs upon transfer of gold bullion credits as this is the point at which the customer obtains the ability to direct the use and obtain substantially all of the remaining benefits of ownership of the asset.

The Company generally recognizes the sale of gold bullion credits at the prevailing market price when gold bullion credits are delivered to the customer. The transaction price is determined based on the agreed upon market price and the number of ounces delivered. Payment is due upon delivery of gold bullion credits to the customer’s account.

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

Gold and Copper Sales from Concentrate Production

The Company recognizes revenue for gold and copper from concentrate production, net of treatment and refining charges, when it satisfies the performance obligation of transferring control of the concentrate to the customer. This generally occurs as material passes over the vessel's rail at the port of loading based on the date from the bill of lading, as the customer has the ability to direct the use of and obtain substantially all of the remaining benefits from the material and the customer has the risk of loss. Newmont has elected to account for shipping and handling costs for concentrate contracts as fulfillment activities and not as promised goods or services; therefore these activities are not considered separate performance obligations.

The Company generally sells gold and copper concentrate based on the future monthly average market price for a future month, dependent on the relevant contract, following the month in which the delivery to the customer takes place. The amount of revenue recognized for concentrates is initially recorded on a provisional basis based on the forward prices for the estimated month of settlement and the Company’s estimated metal quantities based on assay data. The Company’s sales based on a provisional price contain an embedded derivative that is required to be separated from the host contract for accounting purposes. The host contract is the receivable from the sale of the concentrates at the forward price at the time of sale. The embedded derivative, which does not qualify for hedge accounting, is marked to market through Sales each period prior to final settlement. The Company also adjusts estimated metal quantities used in computing provisional sales using new information and assay data from the smelter as it is received (if any).

A provisional payment is generally due upon delivery of the concentrate to the customer. Final payment is due upon final settlement of price and quantity with the customer.

The principal risks associated with recognition of sales on a provisional basis include metal price and quantity fluctuations between the date the sale is recorded and the date of final settlement. If a significant decline in metal prices occurs, or assay data results in a significant change in quantity between the provisional pricing date and the final settlement date, it is reasonably possible that the Company could be required to return a portion of the provisional payment received on the sale.

Copper Sales from Cathode Production

The Company recognizes revenue for copper from cathode production when it transfers control of copper cathode to the customer, which occurs when the material is picked up by the carrier. The Company generally sells copper cathode based on the weekly average market price for the week following production. The transaction price is determined based on this agreed upon price and the number of pounds delivered. Payment is due upon final settlement of price and quantity with the customer.

Recently Adopted Accounting Pronouncements

Revenue Recognition

In May 2014, ASU No. 2014-09 was issued related to revenue from contracts with customers. This ASU was further amended in August 2015, March 2016, April 2016, May 2016, December 2016 and September 2017 by ASU No. 2015-14, No. 2016-08, No. 2016-10, No. 2016-12, No. 2016-20 and No. 2017-13, respectively. The new standard provides a five-step approach to be applied to all contracts with customers and also requires expanded disclosures about revenue recognition.

The company retrospectively adopted this standard as of January 1, 2018. As there were no contracts outstanding as of December 31, 2017, there was no cumulative effect adjustment required to be recognized at January 1, 2018. The comparative information has not been adjusted and continues to be reported under the accounting standards in effect for those periods.

The adoption of this standard primarily impacts the timing of revenue recognition on certain concentrate contracts based on the Company’s determination of when control is transferred. Revenue related to concentrate shipments is now generally recognized upon completion of loading the material for shipment to the customer and satisfaction of the Company’s significant performance obligation.

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

Prior to the adoption of this standard, revenue was recognized for these contracts when the price was determinable, the concentrate had been loaded on a vessel or received by the customer, the title had been transferred and collection of the sales price was reasonably assured.

Investments

In January 2016, ASU No. 2016-01 was issued related to financial instruments. This ASU was further amended in February 2018 by ASU No. 2018-03. The new guidance requires entities to measure equity investments that do not result in consolidation and are not accounted for under the equity method at fair value and recognize any changes in fair value in net income. This new guidance also updates certain disclosure requirements for these investments. This update is effective in fiscal years, including interim periods, beginning after December 15, 2017, and upon adoption, an entity should apply the amendments with the cumulative effect of initially applying the guidance recognized at January 1, 2018. The Company adopted this standard as of January 1, 2018. Upon adoption, the Company reclassified $115 of unrealized holding gains and losses and deferred income taxes related to investments in marketable equity securities from Accumulated other comprehensive income (loss) to Retained earnings in the Consolidated Balance Sheets.

Statement of Cash Flows

In August 2016, ASU No. 2016-15 was issued related to the statement of cash flows. This new guidance addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. This update is effective in fiscal years, including interim periods, beginning after December 15, 2017. The Company adopted the guidance as of January 1, 2018. Upon adoption, the Company reclassified $2 for the three months ended March 31, 2017 of Acquisitions, net previously reported as a cash outflow from investing activities, to operating activities on the Consolidated Statements of Cash Flows related to contingent consideration payments.

Intra-Entity Transfers

In October 2016, ASU No. 2016-16 was issued related to the intra-entity transfers of assets other than inventory. This new guidance requires entities to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. This update is effective in fiscal years, including interim periods, beginning after December 15, 2017. The Company adopted this guidance as of January 1, 2018, and determined it had no impact on the Consolidated Financial Statements or disclosures.

Restricted Cash

In November 2016, ASU No. 2016-18 was issued related to the inclusion of restricted cash in the statement of cash flows. This new guidance requires that a statement of cash flows present the change during the period in the total of cash, cash equivalents and amounts generally described as restricted cash or restricted cash equivalents. This update is effective in fiscal years, including interim periods, beginning after December 15, 2017, and early adoption is permitted. The Company retrospectively adopted this guidance as of December 31, 2017. Upon adoption, the Company included a reconciliation of Cash and cash equivalents and restricted cash reported within the Consolidated Balance Sheets to the total shown in the Consolidated Statements of Cash Flows. Adoption of this guidance had no other impact on the Consolidated Financial Statements or disclosures.

Employee Benefits

In March 2017, ASU No. 2017-07 was issued related to the presentation of net periodic pension and postretirement cost. The new guidance requires the service cost component of net benefit costs to be classified similar to other compensation costs arising from services rendered by employees. Other components of net benefit costs are required to be classified separately from the service cost and outside income from operations. The Company adopted this guidance as of January 1, 2018. The adoption of this guidance resulted in the recognition of other components of net benefit costs within Other income, net rather than Costs applicable to sales or

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

General and administrative and is no longer included in costs that benefit the inventory or production process. Adoption of this guidance did not have a material impact on the Consolidated Financial Statements or disclosures.

Hedging

In August 2017, ASU No. 2017-12 was issued related to hedge accounting. The new guidance expands the ability to hedge nonfinancial risk components, eliminates the current requirement to separately measure and report hedge ineffectiveness, and requires the entire change in fair value of a hedging instrument to be presented in the same income statement line as the hedged item, when reclassified from Accumulated other comprehensive income (loss). The guidance also eases certain hedge effectiveness documentation and assessment requirements. This update is effective in fiscal years, including interim periods, beginning after December 15, 2018, and early adoption is permitted. The Company adopted this guidance as of January 1, 2018, and there was no material impact on the Consolidated Financial Statements or disclosures as a result of adoption.

Recently Issued Accounting Pronouncements

Leases

In February 2016, ASU No. 2016-02 was issued related to leases, which was further amended in September 2017 by ASU No. 2017-13 and in January 2018 by ASU 2018-01. The new guidance modifies the classification criteria and requires lessees to recognize the assets and liabilities arising from most leases on the balance sheet. This update is effective in fiscal years, including interim periods, beginning after December 15, 2018, and early adoption is permitted. The Company anticipates adopting the new guidance as of January 1, 2019.

The Company has begun its assessment of the new guidance and the impact it will have on the Consolidated Financial Statements and disclosures, and expects to complete its analysis in 2018. To date, the Company has reviewed a sample of contracts that are representative of the Company’s various contracts. Management is still completing its assessment of the impacts; however, based on the sample reviewed, management anticipates certain service contracts will contain embedded leases under the revised guidance. The Company continues to assess other potential impacts of the new standard. Based on preliminary findings, the Company expects that the majority of its identified leases will be required to be reported on the Consolidated Balance Sheets; however, the Company expects there will be minimal impacts to the Consolidated Statements of Operations. The Company expects to have an update to the impacts of the standard in upcoming quarters.

Other Comprehensive Income Reclassifications Related to Tax Reform

In February 2018, ASU 2018-02 was issued allowing companies the option to reclassify to retained earnings the tax effects related to items in Accumulated other comprehensive income (loss) as a result of the Tax Cuts and Jobs Act (the “Act”) that was enacted on December 22, 2017. This update is effective in fiscal years, including interim periods, beginning after December 15, 2018, and early adoption is permitted. This guidance should be applied either in the period of adoption or retrospectively to each period in which the effects of the change in the U.S. federal income tax rate in the Act is recognized. The Company is still completing its assessment of the impacts and anticipated adoption date of this guidance.

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

Unless otherwise noted, the Company presents only the reportable segments of its continuing operations in the tables below. The financial information relating to the Company’s segments is as follows:

				Advanced	Income (Loss)
		Costs	Depreciation	Projects, Research	before Income
		Applicable	and	and Development	and Mining Tax	Capital
	Sales	to Sales	Amortization	and Exploration	and Other Items	Expenditures(1)
Three Months Ended March 31, 2018
Carlin	$304	$199	$52	$7	$42	$30
Phoenix:
Gold	100	62	15
Copper	26	16	4
Total Phoenix	126	78	19	1	26	7
Twin Creeks	110	64	15	2	31	18
Long Canyon	59	16	19	6	19	3
CC&V	83	39	15	2	26	9
Other North America	—	—	—	4	(6)	2
North America	682	396	120	22	138	69

Yanacocha	143	114	30	10	(28)	16
Merian	166	67	22	3	74	22
Other South America	—	—	3	7	(16)	—
South America	309	181	55	20	30	38

Boddington:
Gold	210	128	23
Copper	52	31	6
Total Boddington	262	159	29	—	74	16
Tanami	167	76	19	6	67	21
Kalgoorlie	117	60	6	3	48	8
Other Australia	—	—	1	2	(2)	1
Australia	546	295	55	11	187	46

Ahafo	138	90	26	4	16	62
Akyem	142	67	42	3	24	10
Other Africa	—	—	—	1	(2)	—
Africa	280	157	68	8	38	72

Corporate and Other	—	—	3	13	(110)	4
Consolidated	$1,817	$1,029	$301	$74	$283	$229

(1)	Includes a decrease in accrued capital expenditures of $2; consolidated capital expenditures on a cash basis were $231.

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

				Advanced	Income (Loss)
		Costs	Depreciation	Projects, Research	before Income
		Applicable	and	and Development	and Mining Tax	Capital
	Sales	to Sales	Amortization	and Exploration	and Other Items	Expenditures(1)
Three Months Ended March 31, 2017
Carlin	$264	$208	$53	$3	$(1)	$48
Phoenix:
Gold	54	44	11
Copper	26	18	5
Total Phoenix	80	62	16	1	(2)	6
Twin Creeks	102	50	14	2	35	8
Long Canyon	39	12	13	5	9	4
CC&V	156	75	32	4	46	4
Other North America	—	—	—	3	(5)	2
North America	641	407	128	18	82	72

Yanacocha	179	119	36	4	9	11
Merian	133	48	21	4	60	16
Other South America	—	—	4	10	(19)	—
South America	312	167	61	18	50	27

Boddington:
Gold	228	122	26
Copper	45	21	4
Total Boddington	273	143	30	—	86	15
Tanami	92	50	16	3	20	24
Kalgoorlie	104	52	4	2	43	4
Other Australia	—	—	2	1	(15)	1
Australia	469	245	52	6	134	44

Ahafo	114	76	23	6	9	17
Akyem	154	62	34	1	55	6
Other Africa	—	—	—	1	(1)	—
Africa	268	138	57	8	63	23

Corporate and Other	—	—	2	12	(135)	2
Consolidated	$1,690	$957	$300	$62	$194	$168

(1)	Includes a decrease in accrued capital expenditures of $12; consolidated capital expenditures on a cash basis were $180.

.

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

NOTE 5     SALES

The following table presents the Company’s Sales by mining operation, product and inventory type:

		Gold Sales	Copper Sales
	Gold Sales	from	from	Copper Sales
	from Doré	Concentrate	Concentrate	from Cathode
	Production	Production	Production	Production	Total Sales
Three Months Ended March 31, 2018
Carlin	$304	$—	$—	$—	$304
Phoenix	41	59	12	14	126
Twin Creeks	110	—	—	—	110
Long Canyon	59	—	—	—	59
CC&V	83	—	—	—	83
North America	597	59	12	14	682

Yanacocha	143	—	—	—	143
Merian	166	—	—	—	166
South America	309	—	—	—	309

Boddington	59	151	52	—	262
Tanami	167	—	—	—	167
Kalgoorlie	117	—	—	—	117
Australia	343	151	52	—	546

Ahafo	138	—	—	—	138
Akyem	142	—	—	—	142
Africa	280	—	—	—	280

Consolidated	$1,529	$210	$64	$14	$1,817

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

		Gold Sales	Copper Sales
	Gold Sales	from	from	Copper Sales
	from Doré	Concentrate	Concentrate	from Cathode
	Production	Production	Production	Production	Total Sales
Three Months Ended March 31, 2017
Carlin	$264	$—	$—	$—	$264
Phoenix	24	30	15	11	80
Twin Creeks	102	—	—	—	102
Long Canyon	39	—	—	—	39
CC&V	150	6	—	—	156
North America	579	36	15	11	641

Yanacocha	179	—	—	—	179
Merian	133	—	—	—	133
South America	312	—	—	—	312

Boddington	59	169	45	—	273
Tanami	92	—	—	—	92
Kalgoorlie	104	—	—	—	104
Australia	255	169	45	—	469

Ahafo	114	—	—	—	114
Akyem	154	—	—	—	154
Africa	268	—	—	—	268

Consolidated	$1,414	$205	$60	$11	$1,690

The following table details the receivables included within Trade receivables:

	At March 31,	At December 31,
	2018	2017
Receivables from Sales:
Gold sales from doré	$50	$—
Gold and copper sales from concentrate production	159	117
Copper sales from cathode production	2	7
Total receivables from Sales	$211	$124

The impact to Sales from revenue initially recognized in previous periods due to the changes in the final pricing and changes in quantities resulting from assays is an increase of $1 and $2, respectively, for the three months ended March 31, 2018 and an increase of $11 and $7, respectively, for the three months ended March 31, 2017.

The impact to Sales from revenue recognized in current and previous periods due to the changes in the final pricing is an increase (decrease) of $(2) and $12 for the three months ended March 31, 2018 and 2017, respectively.

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

The following tables summarize the impacts of adopting this standard on the Company’s Condensed Consolidated Financial Statements for the three months ended March 31, 2018:

	Three Months Ended March 31, 2018
			Balance without
		Effect of	Adoption
Condensed Consolidated Statement of Operations	As Reported	Change	of ASC 606
Sales	$1,817	$(105)	$1,712
Costs applicable to sales	$1,029	$(62)	$967
Depreciation and amortization	$301	$(14)	$287
Income (loss) before income and mining tax and other items	$283	$(29)	$254
Income and mining tax benefit (expense)	$(105)	$8	$(97)
Net income (loss)	$191	$(21)	$170

Net income (loss) attributable to Newmont stockholders:
Continuing operations	$170	$(21)	$149
Discontinued operations	22	—	22
	$192	$(21)	$171
Net income (loss) per common share
Basic:
Continuing operations	$0.32	$(0.04)	$0.28
Discontinued operations	0.04	—	0.04
	$0.36	$(0.04)	$0.32
Diluted:
Continuing operations	$0.32	$(0.04)	$0.28
Discontinued operations	0.04	—	0.04
	$0.36	$(0.04)	$0.32

	Three Months Ended March 31, 2018
			Balance without
		Effect of	Adoption
Condensed Consolidated Statement of Cash Flows	As Reported	Change	of ASC 606
Operating activities:
Net income (loss)	$191	$(21)	$170
Adjustments:
Depreciation and amortization	$301	$(14)	$287
Deferred income taxes	$10	$(2)	$8
Net change in operating assets and liabilities	$(351)	$37	$(314)
Net cash provided by (used in) operating activities of continuing operations	$266	$—	$266

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

	At March 31, 2018
			Balance without
		Effect of	Adoption
Condensed Consolidated Balance Sheet	As Reported	Change	of ASC 606
Trade receivables	$211	$(108)	$103
Inventories	$657	$79	$736
Deferred income tax assets	$500	$2	$502
Total assets	$20,483	$(27)	$20,456
Income and mining taxes payable	$216	$(6)	$210
Total liabilities	$8,928	$(6)	$8,922
Retained earnings	$380	$(21)	$359
Newmont stockholders' equity	$10,575	$(21)	$10,554
Total equity	$11,555	$(21)	$11,534
Total liabilities and equity	$20,483	$(27)	$20,456

.

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

The Company’s Reclamation and remediation expense consisted of:

	Three Months Ended
	March 31,
	2018	2017
Reclamation accretion	$24	$23

Remediation adjustments	$3	$5
Remediation accretion	1	1
Total remediation expense	$4	$6
	$28	$29

The following are reconciliations of Reclamation and remediation liabilities:

	2018	2017
Reclamation balance at January 1,	$2,144	$1,913
Additions, changes in estimates and other	—	(1)
Payments, net	(5)	(5)
Accretion expense	24	23
Reclamation balance at March 31,	$2,163	$1,930

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

	2018	2017
Remediation balance at January 1,	$304	$312
Additions, changes in estimates and other	—	2
Payments, net	(5)	(8)
Accretion expense	1	1
Remediation balance at March 31,	$300	$307

The current portion of reclamation liabilities was $60 at March 31, 2018 and December 31, 2017, and was included in Other current liabilities. The current portion of remediation liabilities was $45 at March 31, 2018 and  $43 as of December 31, 2017, and was included in Other current liabilities. At March 31, 2018 and December 31, 2017, $2,163 and $2,144, respectively, were accrued for reclamation obligations relating to operating properties. In addition, the Company is involved in several matters concerning environmental remediation obligations associated with former, primarily historic, mining activities. Generally, these matters concern developing and implementing remediation plans at the various sites involved. At March 31, 2018 and December 31, 2017,  $300 and $304, respectively, were accrued for such environmental remediation obligations.

Non-current restricted cash held for purposes of settling reclamation and remediation obligations was $34 at March 31, 2018 and $38 at December 31, 2017. Of the amounts at March 31, 2018,  $25 was related to the Ahafo and Akyem mines in Ghana, Africa,  $8  was related to the Con mine in Yellowknife, NWT, Canada, and $1 was related to the San Jose Reservoir in Yanacocha, Peru. Of the amounts at December 31, 2017,  $25 was related to the Ahafo and Akyem mines, $6 was related to the Con mine, $6 was related to the San Jose Reservoir, and $1 was related to the Midnite mine site.

Included in Other non-current assets at March 31, 2018 and December 31, 2017, was $68 and $64, respectively, of non-current restricted investments, which are legally pledged for purposes of settling reclamation and remediation obligations related to the San Jose Reservoir, Midnite mine site and for various locations in Nevada.

Refer to Note 25 for further discussion of reclamation and remediation matters.

NOTE 7     OTHER EXPENSE, NET

	Three Months Ended
	March 31,
	2018	2017
Restructuring and other	$6	$7
Impairment of long-lived assets	—	3
Acquisition cost adjustments	—	2
Other	5	5
	$11	$17

Restructuring and other. Restructuring and other primarily represents certain costs associated with severance and legal settlements for all periods presented.

Impairment of long-lived assets. Impairment of long-lived assets primarily relates to non-cash write-downs of obsolete assets at Yanacocha and Australia in 2017.

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

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

NOTE 8     OTHER INCOME, NET

	Three Months Ended
	March 31,
	2018	2017
Interest	$11	$4
Foreign currency exchange, net	7	(17)
Gain (loss) on asset and investment sales, net	(1)	2
Other	4	2
	$21	$(9)

Foreign currency exchange, net. Although the majority of the Company’s balances are denominated in U.S. dollars, foreign currency exchange gains (losses) are recognized on balances to be satisfied in local currencies. These balances primarily relate to the timing of payments for employee-related benefits and other current liabilities in Australia, Peru and Suriname.

NOTE 9     INCOME AND MINING TAXES

A reconciliation of the U.S. federal statutory tax rate to the Company’s effective income tax rate follows:

	Three Months Ended March 31,
	2018		2017
Income (loss) before income and mining tax and other items		$283		$194

U.S. Federal statutory tax rate	21%	$59	35%	$68
Reconciling items:
Percentage depletion	(6)	(17)	(17)	(32)
Change in valuation allowance on deferred tax assets	6	18	35	67
Mining and other taxes	7	21	10	19
Foreign rate differential	11	31	—	—
U.S. tax effect of noncontrolling interest attributable to non-U.S. investees	(3)	(9)	—	—
Other	1	2	(6)	(11)
Income and mining tax expense	37%	$105	57%	$111

The Company continues to assess the income tax effects of the Act which was enacted on December 22, 2017. The Company anticipates completing the analysis within the one year measurement period. There are no new estimates or finalized income tax items associated with the Act included in the income tax expense for the three months ended March 31, 2018.

 NOTE 10     NET INCOME (LOSS) FROM DISCONTINUED OPERATIONS

The details of Net income (loss) from discontinued operations are set forth below:

	Three Months Ended March 31,
	2018	2017
Holt royalty obligation	$19	$(23)
Batu Hijau contingent consideration (1)	3	—
Net income (loss) from discontinued operations	$22	$(23)

(1)	See Note 15 for details on the Batu Hijau contingent consideration.

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

The Holt Royalty Obligation

At March 31, 2018 and December 31, 2017, the estimated fair value of the Holt royalty obligation was $217 and $243, respectively. Changes to the estimated fair value resulting from periodic revaluations are recorded to Net income (loss) from discontinued operations, net of tax. During the three months ended March 31, 2018 and 2017, the Company recorded a gain (loss) of $19 and $(23), net of tax benefit (expense) of $(4) and $13, respectively, related to the Holt royalty obligation.

The Company paid $3 during the three months ended March 31, 2018 and 2017, related to the Holt royalty obligation.  Refer to Note 15 for additional information on the Holt royalty obligation.

NOTE 11     NET INCOME (LOSS) ATTRIBUTABLE TO NONCONTROLLING INTERESTS

	Three Months Ended
	March 31,
	2018	2017
Merian	$17	$13
Yanacocha	(18)	(1)
Other	—	(1)
	$(1)	$11

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

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

The following summarizes the assets and liabilities of Merian (including noncontrolling interests):

	At March 31,	At December 31,
	2018	2017
Current assets:
Cash and cash equivalents	$54	$27
Trade receivables	42	—
Inventories	76	79
Stockpiles and ore on leach pads	21	21
Other current assets (1)	4	6
	197	133
Non-current assets:
Property, plant and mine development, net	771	769
Other non-current assets (2)	12	8
Total assets	$980	$910

Current liabilities:
Other current liabilities (3)	$52	$50
	52	50
Non-current liabilities:
Reclamation and remediation liabilities	18	18
Other non-current liabilities (4)	1	1
Total liabilities	$71	$69

(1)	Other current assets include other accounts receivables, prepaid assets and other current assets.
(2)	Other non-current assets include intangibles, stockpiles and ore on leach pads.
(3)	Other current liabilities include accounts payable, employee-related benefits and other current liabilities.
(4)	Other non-current liabilities include employee-related benefits.

NOTE 12    NET INCOME (LOSS) PER COMMON SHARE

Basic net income (loss) per common share is computed by dividing income available to Newmont common stockholders by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per common share is computed similarly, except that weighted average common shares is increased to reflect all dilutive instruments, including employee stock

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

awards and convertible debt instruments. The dilutive effects of Newmont’s dilutive securities are calculated using the treasury stock method and only those instruments that result in a reduction in net income per share are included in the calculation.

	Three Months Ended
	March 31,
	2018	2017
Net income (loss) attributable to Newmont stockholders:
Continuing operations	$170	$70
Discontinued operations	22	(23)
	$192	$47

Weighted average common shares (millions):
Basic	534	532
Effect of employee stock-based awards	1	1
Diluted	535	533

Net income (loss) per common share attributable to Newmont stockholders:
Basic:
Continuing operations	$0.32	$0.13
Discontinued operations	0.04	(0.04)
	$0.36	$0.09
Diluted:
Continuing operations	$0.32	$0.13
Discontinued operations	0.04	(0.04)
	$0.36	$0.09

During the three months ended March 31, 2018, the Company repurchased and retired approximately 1.7 million shares of its common stock for $64. Additionally, during the three months ended March 31, 2018, the Company withheld 1.0 million shares for payments of employee withholding taxes related to the vesting of stock awards.

When treasury shares are retired, the Company's policy is to allocate the excess of the repurchase price over the par value of shares acquired to both Retained earnings and Additional paid-in capital. The portion allocated to Additional paid-in capital is calculated on a pro-rata basis of the shares to be retired and the total shares issued and outstanding as of the date of the retirement.

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

NOTE 13    EMPLOYEE PENSION AND OTHER BENEFIT PLANS

	Three Months Ended
	March 31,
	2018	2017
Pension benefit costs, net (1):
Service cost	$8	$7
Interest cost	10	11
Expected return on plan assets	(17)	(15)
Amortization, net	8	7
Settlements	—	4
	$9	$14

	Three Months Ended
	March 31,
	2018	2017
Other benefit costs, net (1):
Interest cost	$1	$1
Amortization, net	(2)	(1)
	$(1)	$—

(1)	Service costs are included in Costs applicable to sales or General and administrative and the other components of benefit costs and settlements are included in Other income, net.

.

NOTE 14    STOCK-BASED COMPENSATION

	Three Months Ended
	March 31,
	2018	2017
Stock-based compensation:
Performance leveraged stock units	$9	$8
Restricted stock units	10	7
Strategic stock units	—	1
	$19	$16

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

	Fair Value at March 31, 2018
	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$3,111	$3,111	$—	$—
Restricted cash	35	35	—	—
Trade receivable from provisional gold and copper concentrate sales, net	152	—	152	—
Diesel forward derivative contracts	5	—	5	—
Marketable equity securities	163	163	—	—
Restricted marketable debt securities	61	22	39	—
Restricted other assets	7	7	—	—
Batu Hijau contingent consideration	27	—	—	27
	$3,561	$3,338	$196	$27
Liabilities:
Debt (1)	$4,518	$—	$4,518	$—
Holt royalty obligation	217	—	—	217
	$4,735	$—	$4,518	$217

	Fair Value at December 31, 2017
	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$3,259	$3,259	$—	$—
Restricted cash	39	39	—	—
Trade receivable from provisional gold and copper concentrate sales, net	111	—	111	—
Diesel forward derivative contracts	6	—	6	—
Marketable equity securities	165	165	—	—
Restricted marketable debt securities	55	17	38	—
Restricted other assets	9	9	—	—
Batu Hijau contingent consideration	23	—	—	23
	$3,667	$3,489	$155	$23
Liabilities:
Debt (1)	$4,671	$—	$4,671	$—
Foreign exchange forward derivative contracts	1	—	1	—
Holt royalty obligation	243	—	—	243
	$4,915	$—	$4,672	$243

(1)

Debt, exclusive of capital leases, is carried at amortized cost. The outstanding carrying value was $4,041 and $4,040 at March 31, 2018 and December 31, 2017, respectively. The fair value measurement of debt was based on an independent third party pricing source.

The fair values of the derivative instruments in the table above are presented on a net basis. The gross amounts related to the fair value of the derivative instruments above are included in Note 16. All other fair value disclosures in the above table are presented on a gross basis.

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

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

The Company’s net trade receivables from provisional gold and copper concentrate sales, which contain an embedded derivative and are subject to final pricing, are valued using quoted market prices based on forward curves for the particular metal. As the contracts themselves are not traded on an exchange, these receivables are classified within Level 2 of the fair value hierarchy.

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

The Company’s restricted marketable debt securities are primarily U.S. government issued bonds and international bonds. The Company’s South American debt securities are classified within Level 1 of the fair value hierarchy, using published market prices of actively traded securities. The Company’s North American debt securities are classified within Level 2 of the fair value hierarchy as they are valued using pricing models which are based on prices of similar, actively traded securities.

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

The following tables set forth a summary of the quantitative and qualitative information related to the unobservable inputs used in the calculation of the Company’s Level 3 financial assets and liabilities at March 31, 2018 and December 31, 2017:

	At March 31,			Range/Weighted
Description	2018	Valuation technique	Unobservable input	average
Batu Hijau contingent consideration	$27	Monte Carlo	Discount rate	17.50%
			Short-term copper price	$3.16
			Long-term copper price	$3.00
Holt royalty obligation	$217	Monte Carlo	Discount rate	3.82%
			Short-term gold price	$1,329
			Long-term gold price	$1,300
			Gold production scenarios (in 000's of ounces)	350 - 1,592

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

	At December 31,			Range/Weighted
Description	2017	Valuation technique	Unobservable input	average
Batu Hijau contingent consideration	$23	Monte Carlo	Discount rate	17.50%
			Short-term copper price	$3.09
			Long-term copper price	$3.00
Holt royalty obligation	$243	Monte Carlo	Discount rate	3.32%
			Short-term gold price	$1,275
			Long-term gold price	$1,300
			Gold production scenarios (in 000's of ounces)	402 - 1,779

The following tables set forth a summary of changes in the fair value of the Company’s Level 3 financial assets and liabilities:

	Batu Hijau		Holt
	Contingent	Total	Royalty	Total
	Consideration (1)	Assets	Obligation (1)	Liabilities
Fair value at December 31, 2017	$23	$23	$243	$243
Settlements	—	—	(3)	(3)
Revaluation	4	4	(23)	(23)
Fair value at March 31, 2018	$27	$27	$217	$217

	Asset
	Backed	Batu Hijau		Holt
	Commercial	Contingent	Total	Royalty	Total
	Paper (2)	Consideration (1)	Assets	Obligation (1)	Liabilities
Fair value at December 31, 2016	$18	$13	$31	$187	$187
Settlements	(18)	—	(18)	(3)	(3)
Revaluation	—	—	—	36	36
Fair value at March 31, 2017	$—	$13	$13	$220	$220

(1)	The gain (loss) recognized is included in Net income (loss) from discontinued operations.
(2)	The gain (loss) recognized is included in Other income, net.

.

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

Cash Flow Hedges

The Company uses hedge programs to mitigate the variability of its operating costs primarily related to diesel price fluctuations. Prior to adoption of ASU No. 2017-12, Newmont’s hedge portfolio consisted of Nevada diesel swaps and Australian dollar foreign currency forwards. Subsequent to the adoption of this ASU, the Company initiated new diesel hedge programs for all of its Nevada sites in North America, Merian in South America and Boddington, Tanami and KCGM in Australia. The Company’s final Australian dollar foreign currency forwards expired during the quarter.

The following diesel contracts were transacted for risk management purposes and qualify as cash flow hedges. The unrealized changes in market value have been recorded in Accumulated other comprehensive income (loss) and are reclassified to income during the period in which the hedged transaction affects earnings.

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

The Company has the following diesel derivative contracts outstanding at March 31, 2018:

	Expected Maturity Date
					Total/
	2018	2019	2020	2021	Average
Diesel Fixed Forward Contracts:
North America
Diesel gallons (millions)	12	3	2	—	17
Average rate ($/gallon)	1.67	1.78	1.93	1.90	1.73

South America
Diesel gallons (millions)	—	—	1	—	1
Average rate ($/gallon)	—	—	1.87	1.87	1.87

Australia
Diesel barrels (thousands)	—	—	45	—	45
Average rate ($/barrel)	—	—	75.84	—	75.84

The hedging instruments at the sites above consist of a series of financially settled fixed forward contracts, which run through the first quarter of 2021 in North America, the first quarter of 2021 in South America, and the third quarter of 2020 in Australia.

Derivative Instrument Fair Values

The Company had the following derivative instruments designated as hedges at March 31, 2018 and December 31, 2017:

Fair Values of Derivative Instruments
At March 31, 2018
	Other	Other	Other	Other
	Current	Non-current	Current	Non-current
	Assets	Assets	Liabilities	Liabilities
Diesel fixed forwards	$5	$—	$—	$—

	Fair Values of Derivative Instruments
	At December 31, 2017
	Other	Other	Other	Other
	Current	Non-current	Current	Non-current
	Assets	Assets	Liabilities	Liabilities
A$ operating fixed forwards	$—	$—	$1	$—
Diesel fixed forwards	6	—	—	—
	$6	$—	$1	$—

As of March 31, 2018 and December 31, 2017, all hedging instruments held by the Company were subject to enforceable master netting arrangements held by various financial institutions. In general, the terms of the Company’s agreements provide for offsetting of amounts payable or receivable between it and the counterparty, at the election of both parties, for transactions that occur on the same date and in the same currency. The Company’s agreements also provide that in the event of an early termination, the counterparties have the right to offset amounts owed or owing under that and any other agreement with the same counterparty. The Company’s accounting policy is to not offset these positions in its accompanying balance sheets. As of March 31, 2018 and December 31, 2017, the potential effect of netting derivative assets against liabilities due to the master netting agreement was not significant.

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

The following table shows the effect of cash flow hedge accounting in the Company’s Condensed Consolidated Statements of Operations.

	(Gain) Loss Recognized from Cash Flow Hedges
	Three Months Ended March 31,
	2018	2017
Total Costs Applicable to Sales	$1,029	$957
Amount of (gain) loss reclassified from Accumulated other comprehensive income (loss) into income (loss) from diesel hedging instruments	$(2)	$2
Amount of (gain) loss reclassified from Accumulated other comprehensive income (loss) into income (loss) from foreign currency hedging instruments	$3	$8

Total Interest expense, net	$53	$67
Amount of (gain) loss reclassified from Accumulated other comprehensive income (loss) into income (loss) from discontinued interest rate hedging instruments	$3	$2

The following table shows the location and amount of (gains) losses reported in the Company’s Condensed Consolidated Financial Statements related to the Company’s hedges.

	Foreign Currency		Diesel Fixed		Interest
	Exchange Contracts		Forward Contracts		Rate Contracts
	2018	2017	2018	2017	2018	2017
For the three months ended March 31,
Cash flow hedging relationships:
(Gain) loss recognized in Other comprehensive income (loss)	$—	$(4)	$(1)	$3	$—	$—
(Gain) loss reclassified from Accumulated other comprehensive income (loss) into income (loss)	$3	$8	$(2)	$2	$3	$2

At March 31, 2018, the amount expected to be reclassified from Accumulated other comprehensive income (loss), net of tax to income during the next 12 months is a loss of approximately $6.

Batu Hijau Contingent Consideration

Consideration received by the Company in conjunction with the sale of PT Newmont Nusa Tenggara included the Contingent Payment and the Elang Development deferred payment deeds, which were determined to be financial instruments that met the definition of a derivative, but do not qualify for hedge accounting, under ASC 815. See Note 15 for additional information. Contingent consideration of $27 and $23 was included in Other non-current assets in the Company's Condensed Consolidated Balance Sheets as of March 31, 2018 and December 31, 2017, respectively.

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

At March 31, 2018, Newmont had gold and copper sales of 97,000 ounces and 20 million pounds priced at an average of $1,328 per ounce and $3.04 per pound, respectively, subject to final pricing over the next several months.

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

NOTE 17    INVESTMENTS

At March 31, 2018
Fair Value/
Equity Basis (1)
Current:
Marketable equity securities	$59

Non-current:
Marketable equity securities:
Continental Gold Inc.	$103
Other marketable equity securities	1
104

Other investments	12

Equity method investments:
TMAC Resources Inc. (28.76%)	108
Minera La Zanja S.R.L. (46.94%)	49
157
$273

Non-current restricted investments: (2)
Marketable debt securities (3)	$61
Other assets	7
$68

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

	At December 31, 2017
	Cost/Equity	Unrealized		Fair Value/
	Basis	Gain	Loss	Equity Basis (1)
Current:
Marketable equity securities	$38	$32	$(8)	$62

Non-current:
Marketable equity securities:
Continental Gold Inc.	$109	$—	$(8)	$101
Other marketable equity securities	4	—	(2)	2
	113	—	(10)	103

Other investments	12	—	—	12

Equity method investments:
TMAC Resources Inc. (28.79%)	115	—	—	115
Minera La Zanja S.R.L. (46.94%)	50	—	—	50
	165	—	—	165
	$290	$—	$(10)	$280

Non-current restricted investments: (2)
Marketable debt securities	$58	$—	$(3)	$55
Other assets	8	1	—	9
	$66	$1	$(3)	$64

(1)

Subsequent to adopting ASU No. 2016-01 as of January 1, 2018, gains and losses related to marketable equity securities are recorded in Other income, net. Previously, gains and losses related to marketable equity securities were recorded in Other comprehensive income (loss).

(2)

Non-current restricted investments are legally pledged for purposes of settling reclamation and remediation obligations and are included in Other non-current assets. For further information regarding these amounts, see Note 6.

(3)	There was $1 of unrealized gain recorded in Accumulated other comprehensive income (loss) as of March 31, 2018, related to marketable debt securities.

.

NOTE 18    INVENTORIES

	At March 31,	At December 31,
	2018	2017
Materials and supplies	$421	$416
In-process	121	131
Concentrate and copper cathode	75	83
Precious metals	40	49
	$657	$679

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

NOTE 19    STOCKPILES AND ORE ON LEACH PADS

	At March 31,	At December 31,
	2018	2017
Current:
Stockpiles	$304	$330
Ore on leach pads	336	346
	$640	$676
Non-current:
Stockpiles	$1,514	$1,502
Ore on leach pads	383	346
	$1,897	$1,848

	At March 31,	At December 31,
	2018	2017
Stockpiles and ore on leach pads:
Carlin	$440	$441
Phoenix	67	68
Twin Creeks	334	340
Long Canyon	43	34
CC&V	328	314
Yanacocha	259	270
Merian	29	25
Boddington	448	431
Tanami	3	4
Kalgoorlie	130	125
Ahafo	398	409
Akyem	58	63
	$2,537	$2,524

During the three months ended March 31, 2018, the Company recorded write-downs of $79 and $29, classified as components of Costs applicable to sale and Depreciation and amortization, respectively, to reduce the carrying value of stockpiles and ore on leach pads to net realizable value. Of the write-downs during the three months ended March 31, 2018,  $26 is related to Carlin, $16 to Twin Creeks, $24 to Yanacocha, $20 to Ahafo and $22 to Akyem.

During the three months ended March 31, 2017, the Company recorded write-downs of $40 and $13, classified as components of Costs applicable to sales and Depreciation and amortization, respectively, to reduce the carrying value of stockpiles and ore on leach pads to net realizable value. Of the write-downs during the three months ended March 31, 2017, $23 was related to Carlin, $4 to Twin Creeks, $8 to Yanacocha and $18 to Ahafo.

NOTE 20    DEBT

Scheduled minimum debt repayments are $- for the remainder of 2018,  $626 in 2019,  $- in 2020,  $- in 2021,  $992 in 2022 and $2,474 thereafter. Scheduled minimum capital lease repayments are $3 for the remainder of 2018,  $3 in 2019,  $1 in 2020,  $1 in 2021,  $1 in 2022 and $1 thereafter.

In December 2017, the Company began the early phases of the Tanami Power project which includes the construction of a gas pipeline to the Tanami site, and construction and operation of two on-site power stations under agreements that qualify for build-to-suit lease accounting. As of March 31, 2018, the financing obligations under the build-to-suit arrangements were $44, of which $3 was classified as current.

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

NOTE 21    OTHER LIABILITIES

	At March 31,	At December 31,
	2018	2017
Other current liabilities:
Reclamation and remediation liabilities	$105	$103
Accrued operating costs	103	124
Accrued capital expenditures	71	77
Accrued interest	62	52
Royalties	34	63
Holt royalty obligation	15	15
Taxes other than income and mining	8	7
Derivative instruments	—	1
Other	9	20
	$407	$462

Other non-current liabilities:
Holt royalty obligation	$202	$228
Income and mining taxes	47	47
Power supply agreements	31	32
Social development obligations	22	22
Other	9	13
	$311	$342

NOTE 22    RECLASSIFICATIONS OUT OF ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

			Pension and	Unrealized Gain
	Unrealized Gain	Foreign	Other	(Loss) on
	(Loss) on	Currency	Post-retirement	Cash flow
	Marketable	Translation	Benefit	Hedge
	Securities, net	Adjustments	Adjustments	Instruments	Total
Balance at December 31, 2017	$(116)	$130	$(208)	$(98)	$(292)
Cumulative effect adjustment of adopting ASU No. 2016-01	115	—	—	—	115
Net current-period other comprehensive income (loss):
Change in other comprehensive income (loss) before reclassifications	2	(3)	—	1	—
Reclassifications from accumulated other comprehensive income (loss)	—	—	5	3	8
Other comprehensive income (loss)	$2	$(3)	$5	$4	$8
Balance at March 31, 2018	$1	$127	$(203)	$(94)	$(169)

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)		Affected Line Item in the Condensed Consolidated Statements of Operations
	Three Months Ended March 31,
	2018	2017
Pension and other post-retirement benefit adjustments:
Amortization	$6	$6	Other income, net
Settlements	—	4	Other income, net
Total before tax	6	10
Tax	(1)	(4)
Net of tax	$5	$6

Hedge instruments adjustments:
Operating cash flow hedges	$1	$10	Costs applicable to sales
Interest rate contracts	3	2	Interest expense, net
Total before tax	4	12
Tax	(1)	(4)
Net of tax	$3	$8
Total reclassifications for the period, net of tax	$8	$14

NOTE 23    NET CHANGE IN OPERATING ASSETS AND LIABILITIES

Net cash provided by (used in) operating activities of continuing operations attributable to the net change in operating assets and liabilities is composed of the following:

	Three Months Ended March 31,
	2018	2017
Decrease (increase) in operating assets:
Trade and other accounts receivables	$(77)	$39
Inventories, stockpiles and ore on leach pads	(89)	(55)
Other assets	(4)	(2)
Increase (decrease) in operating liabilities:
Accounts payable and other accrued liabilities	(91)	(57)
Reclamation and remediation liabilities	(10)	(13)
Employee related liabilities	(80)	(96)
	$(351)	$(184)

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

Certain amounts have been retrospectively reclassified for the three months ended March 31, 2017 and at December 31, 2017 to conform to the current period presentation and reflect a change in Newmont’s Consolidated Statements of Cash Flows required with the adoption of ASU No. 2016-15 and ASU No. 2016-18, the correction of an error related to Newmont’s reclamation and remediation liabilities and other adjustments as described in Note 2.

	Three Months Ended March 31, 2018
	(Issuer)	(Guarantor)	(Non-Guarantor)		Newmont
	Newmont				Mining
	Mining	Newmont	Other		Corporation
Condensed Consolidating Statement of Operation	Corporation	USA	Subsidiaries	Eliminations	Consolidated
Sales	$—	$512	$1,305	$—	$1,817
Costs and expenses:
Costs applicable to sales (1)	—	324	705	—	1,029
Depreciation and amortization	1	87	213	—	301
Reclamation and remediation	—	3	25	—	28
Exploration	—	11	29	—	40
Advanced projects, research and development	—	6	28	—	34
General and administrative	—	19	40	—	59
Other expense, net	—	1	10	—	11
	1	451	1,050	—	1,502
Other income (expense):
Other income, net	8	7	6	—	21
Interest income - intercompany	34	11	9	(54)	—
Interest expense - intercompany	(8)	—	(46)	54	—
Interest expense, net	(49)	(2)	(2)	—	(53)
	(15)	16	(33)	—	(32)
Income (loss) before income and mining tax and other items	(16)	77	222	—	283
Income and mining tax benefit (expense)	3	(14)	(94)	—	(105)
Equity income (loss) of affiliates	205	(57)	(9)	(148)	(9)
Net income (loss) from continuing operations	192	6	119	(148)	169
Net income (loss) from discontinued operations	—	—	22	—	22
Net income (loss)	192	6	141	(148)	191
Net loss (income) attributable to noncontrolling interests	—	—	1	—	1
Net income (loss) attributable to Newmont stockholders	$192	$6	$142	$(148)	$192
Comprehensive income (loss)	$200	$6	$141	$(148)	$199
Comprehensive loss (income) attributable to noncontrolling interests	—	—	1	—	1
Comprehensive income (loss) attributable to Newmont stockholders	$200	$6	$142	$(148)	$200

(1)	Excludes Depreciation and amortization and Reclamation and remediation.

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

	Newmont Mining Corporation Consolidated
	Three Months Ended March 31, 2017
Condensed Consolidating Statements of Operation	As Previously Reported	Adjustments	As Revised
Sales	$1,659	$31	$1,690
Costs and expenses:
Costs applicable to sales (1)	933	24	957
Depreciation and amortization	293	7	300
Reclamation and remediation	30	(1)	29
Exploration	36	—	36
Advanced projects, research and development	26	—	26
General and administrative	55	—	55
Other expense, net	17	—	17
	1,390	30	1,420
Other income (expense):
Other income, net	(9)	—	(9)
Interest income - intercompany	—	—	—
Interest expense - intercompany	—	—	—
Interest expense, net	(67)	—	(67)
	(76)	—	(76)
Income (loss) before income and mining tax and other items	193	1	194
Income and mining tax benefit (expense)	(110)	(1)	(111)
Equity income (loss) of affiliates	(2)	—	(2)
Net income (loss) from continuing operations	81	—	81
Net income (loss) from discontinued operations	(23)	—	(23)
Net income (loss)	58	—	58
Net loss (income) attributable to noncontrolling interests	(12)	1	(11)
Net income (loss) attributable to Newmont stockholders	$46	$1	$47
Comprehensive income (loss)	$70	$—	$70
Comprehensive loss (income) attributable to noncontrolling interests	(12)	1	(11)
Comprehensive income (loss) attributable to Newmont stockholders	$58	$1	$59

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

	Three Months Ended March 31, 2017
	(Issuer)			(Guarantor)			(Non-Guarantor)
	Newmont Mining Corporation			Newmont USA			Other Subsidiaries			Eliminations
Condensed Consolidating Statement of Operation	As Previously Reported	Adjustments	As Revised	As Previously Reported	Adjustments	As Revised	As Previously Reported	Adjustments	As Revised	As Previously Reported	Adjustments	As Revised
Sales	$—	$—	$—	$403	$21	$424	$1,256	$10	$1,266	$—	$—	$—
Costs and expenses:
Costs applicable to sales (1)	—	—	—	285	18	303	648	6	654	—	—	—
Depreciation and amortization	1	—	1	79	4	83	213	3	216	—	—	—
Reclamation and remediation	—	—	—	4	(1)	3	26	—	26	—	—	—
Exploration	—	—	—	9	—	9	27	—	27	—	—	—
Advanced projects, research and development	—	—	—	1	—	1	25	—	25	—	—	—
General and administrative	—	—	—	17	—	17	38	—	38	—	—	—
Other expense, net	—	—	—	6	—	6	11	—	11	—	—	—
	1	—	1	401	21	422	988	9	997	—	—	—
Other income (expense):
Other income, net	3	—	3	—	—	—	(12)	—	(12)	—	—	—
Interest income - intercompany	24	—	24	—	—	—	7	—	7	(31)	—	(31)
Interest expense - intercompany	(8)	—	(8)	—	—	—	(23)	—	(23)	31	—	31
Interest expense, net	(62)	—	(62)	(2)	—	(2)	(3)	—	(3)	—	—	—
	(43)	—	(43)	(2)	—	(2)	(31)	—	(31)	—	—	—
Income (loss) before income and mining tax and other items	(44)	—	(44)	—	—	—	237	1	238	—	—	—
Income and mining tax benefit (expense)	16	—	16	—	—	—	(126)	(1)	(127)	—	—	—
Equity income (loss) of affiliates	74	1	75	(84)	—	(84)	(1)	(1)	(2)	9	—	9
Net income (loss) from continuing operations	46	1	47	(84)	—	(84)	110	(1)	109	9	—	9
Net income (loss) from discontinued operations	—	—	—	—	—	—	(23)	—	(23)	—	—	—
Net income (loss)	46	1	47	(84)	—	(84)	87	(1)	86	9	—	9
Net loss (income) attributable to noncontrolling interests	—	—	—	—	—	—	(12)	1	(11)	—	—	—
Net income (loss) attributable to Newmont stockholders	$46	$1	$47	$(84)	$—	$(84)	$75	$—	$75	$9	$—	$9
Comprehensive income (loss)	$58	$1	$59	$(79)	$(1)	$(80)	$82	$—	$82	$9	$—	$9
Comprehensive loss (income) attributable to noncontrolling interests	—	—	—	—	—	—	(12)	1	(11)	—	—	—
Comprehensive income (loss) attributable to Newmont stockholders	$58	$1	$59	$(79)	$(1)	$(80)	$70	$1	$71	$9	$—	$9

(1)	Excludes Depreciation and amortization and Reclamation and remediation.

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

	Three Months Ended March 31, 2018
	(Issuer)	(Guarantor)	(Non-Guarantor)		Newmont
	Newmont				Mining
	Mining	Newmont	Other		Corporation
Condensed Consolidating Statement of Cash Flows	Corporation	USA	Subsidiaries	Eliminations	Consolidated
Operating activities:
Net cash provided by (used in) operating activities of continuing operations	$(24)	$75	$215	$—	$266
Net cash provided by (used in) operating activities of discontinued operations	—	—	(3)	—	(3)
Net cash provided by (used in) operating activities	(24)	75	212	—	263
Investing activities:
Additions to property, plant and mine development	—	(58)	(173)	—	(231)
Proceeds from sales of investments	—	—	—	—	—
Other	—	2	(7)	—	(5)
Net cash provided by (used in) investing activities	—	(56)	(180)	—	(236)
Financing activities:
Dividends paid to common stockholders	(76)	—	—	—	(76)
Repurchase of common stock	(64)	—	—	—	(64)
Payments for withholding of employee taxes related to stock-based compensation	—	(39)	—	—	(39)
Funding from noncontrolling interests	—	—	32	—	32
Distributions to noncontrolling interests	—	—	(31)	—	(31)
Net intercompany borrowings (repayments)	164	20	(184)	—	—
Other	—	—	(1)	—	(1)
Net cash provided by (used in) financing activities	24	(19)	(184)	—	(179)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	—	—	—	—	—
Net change in cash, cash equivalents and restricted cash	—	—	(152)	—	(152)
Cash, cash equivalents and restricted cash at beginning of period	—	—	3,298	—	3,298
Cash, cash equivalents and restricted cash at end of period	$—	$—	$3,146	$—	$3,146

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$—	$—	$3,111	$—	$3,111
Restricted cash included in Other current assets	—	—	1	—	1
Restricted cash included in Other noncurrent assets	—	—	34	—	34
Total cash, cash equivalents and restricted cash	$—	$—	$3,146	$—	$3,146

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

	Three Months Ended March 31, 2017
	(Issuer)	(Guarantor)	(Non-Guarantor)		Newmont
	Newmont				Mining
	Mining	Newmont	Other		Corporation
Condensed Consolidating Statement of Cash Flows	Corporation	USA	Subsidiaries	Eliminations	Consolidated
Operating activities:
Net cash provided by (used in) operating activities of continuing operations	$(51)	$(12)	$440	$—	$377
Net cash provided by (used in) operating activities of discontinued operations	—	—	(6)	—	(6)
Net cash provided by (used in) operating activities	(51)	(12)	434	—	371
Investing activities:
Additions to property, plant and mine development	—	(60)	(120)	—	(180)
Proceeds from sales of investments	—	—	19	—	19
Other	—	—	3	—	3
Net cash provided by (used in) investing activities	—	(60)	(98)	—	(158)
Financing activities:
Dividends paid to common stockholders	(27)	—	—	—	(27)
Repurchase of common stock	—	—	—	—	—
Payments for withholding of employee taxes related to stock-based compensation	—	(13)	—	—	(13)
Funding from noncontrolling interests	—	—	21	—	21
Distributions to noncontrolling interests	—	—	(32)	—	(32)
Net intercompany borrowings (repayments)	78	86	(164)	—	—
Other	—	(1)	—	—	(1)
Net cash provided by (used in) financing activities	51	72	(175)	—	(52)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	—	—	1	—	1
Net change in cash, cash equivalents and restricted cash	—	—	162	—	162
Cash, cash equivalents and restricted cash at beginning of period	—	1	2,781	—	2,782
Cash, cash equivalents and restricted cash at end of period	$—	$1	$2,943	$—	$2,944

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$—	$1	$2,918	$—	$2,919
Restricted cash included in Other current assets	—	—	1	—	1
Restricted cash included in Other noncurrent assets	—	—	24	—	24
Total cash, cash equivalents and restricted cash	$—	$1	$2,943	$—	$2,944

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

	At March 31, 2018
	(Issuer)	(Guarantor)	(Non-Guarantor)		Newmont
	Newmont				Mining
	Mining	Newmont	Other		Corporation
Condensed Consolidating Balance Sheet	Corporation	USA	Subsidiaries	Eliminations	Consolidated
Assets:
Cash and cash equivalents	$—	$—	$3,111	$—	$3,111
Trade receivables	—	48	163	—	211
Other accounts receivables	—	3	116	—	119
Intercompany receivable	1,949	4,598	3,510	(10,057)	—
Investments	—	—	59	—	59
Inventories	—	163	494	—	657
Stockpiles and ore on leach pads	—	195	445	—	640
Other current assets	—	35	106	—	141
Current assets	1,949	5,042	8,004	(10,057)	4,938
Property, plant and mine development, net	17	3,062	9,260	(28)	12,311
Investments	108	5	160	—	273
Investments in subsidiaries	12,230	(411)	20	(11,839)	—
Stockpiles and ore on leach pads	—	640	1,257	—	1,897
Deferred income tax assets	81	—	419	—	500
Non-current intercompany receivable	1,669	448	1,793	(3,910)	—
Other non-current assets	—	254	310	—	564
Total assets	$16,054	$9,040	$21,223	$(25,834)	$20,483
Liabilities:
Debt	$—	$1	$6	$—	$7
Accounts payable	—	57	274	—	331
Intercompany payable	1,368	2,270	6,419	(10,057)	—
Employee-related benefits	—	85	135	—	220
Income and mining taxes	—	5	211	—	216
Other current liabilities	62	114	231	—	407
Current liabilities	1,430	2,532	7,276	(10,057)	1,181
Debt	4,041	3	44	—	4,088
Reclamation and remediation liabilities	—	300	2,058	—	2,358
Deferred income tax liabilities	—	124	472	—	596
Employee-related benefits	1	221	172	—	394
Non-current intercompany payable	7	—	3,931	(3,938)	—
Other non-current liabilities	—	19	292	—	311
Total liabilities	5,479	3,199	14,245	(13,995)	8,928
Equity:
Newmont stockholders’ equity	10,575	5,841	5,998	(11,839)	10,575
Noncontrolling interests	—	—	980	—	980
Total equity	10,575	5,841	6,978	(11,839)	11,555
Total liabilities and equity	$16,054	$9,040	$21,223	$(25,834)	$20,483

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

	Newmont Mining Corporation Consolidated
	At December 31, 2017
Condensed Consolidating Balance Sheet	As Previously Reported	Adjustments	As Revised
Assets:
Cash and cash equivalents	$3,259	$—	$3,259
Trade receivables	124	—	124
Other accounts receivables	113	—	113
Intercompany receivable	—	—	—
Investments	62	—	62
Inventories	679	—	679
Stockpiles and ore on leach pads	676	—	676
Other current assets	153	—	153
Current assets	5,066	—	5,066
Property, plant and mine development, net	12,267	71	12,338
Investments	280	—	280
Investments in subsidiaries	—	—	—
Stockpiles and ore on leach pads	1,848	—	1,848
Deferred income tax assets	537	12	549
Non-current intercompany receivable	—	—	—
Other non-current assets	565	—	565
Total assets	$20,563	$83	$20,646
Liabilities:
Debt	$4	$—	$4
Accounts payable	375	—	375
Intercompany payable	—	—	—
Employee-related benefits	309	—	309
Income and mining taxes	248	—	248
Other current liabilities	459	3	462
Current liabilities	1,395	3	1,398
Debt	4,061	—	4,061
Reclamation and remediation liabilities	2,154	191	2,345
Deferred income tax liabilities	595	—	595
Employee-related benefits	386	—	386
Non-current intercompany payable	—	—	—
Other non-current liabilities	342	—	342
Total liabilities	8,933	194	9,127
Equity:
Newmont stockholders’ equity	10,609	(74)	10,535
Noncontrolling interests	1,021	(37)	984
Total equity	11,630	(111)	11,519
Total liabilities and equity	$20,563	$83	$20,646

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

	At December 31, 2017
	(Issuer)			(Guarantor)			(Non-Guarantor)
	Newmont Mining Corporation			Newmont USA			Other Subsidiaries			Eliminations
Condensed Consolidating Balance Sheet	As Previously Reported	Adjustments	As Revised	As Previously Reported	Adjustments	As Revised	As Previously Reported	Adjustments	As Revised	As Previously Reported	Adjustments	As Revised
Assets:
Cash and cash equivalents	$—	$—	$—	$—	$—	$—	$3,259	$—	$3,259	$—	$—	$—
Trade receivables	—	—	—	18	—	18	106	—	106	—	—	—
Other accounts receivables	—	—	—	—	—	—	113	—	113	—	—	—
Intercompany receivable	2,053	—	2,053	4,601	—	4,601	3,484	—	3,484	(10,138)	—	(10,138)
Investments	—	—	—	—	—	—	62	—	62	—	—	—
Inventories	—	—	—	181	—	181	498	—	498	—	—	—
Stockpiles and ore on leach pads	—	—	—	196	—	196	480	—	480	—	—	—
Other current assets	—	—	—	38	—	38	115	—	115	—	—	—
Current assets	2,053	—	2,053	5,034	—	5,034	8,117	—	8,117	(10,138)	—	(10,138)
Property, plant and mine development, net	17	—	17	3,067	15	3,082	9,210	56	9,266	(27)	—	(27)
Investments	106	—	106	4	—	4	170	—	170	—	—	—
Investments in subsidiaries	12,086	(74)	12,012	(311)	—	(311)	—	—	—	(11,775)	74	(11,701)
Stockpiles and ore on leach pads	—	—	—	648	—	648	1,200	—	1,200	—	—	—
Deferred income tax assets	84	—	84	(1)	6	5	454	6	460	—	—	—
Non-current intercompany receivable	1,700	—	1,700	401	—	401	7	—	7	(2,108)	—	(2,108)
Other non-current assets	—	—	—	255	—	255	310	—	310	—	—	—
Total assets	$16,046	$(74)	$15,972	$9,097	$21	$9,118	$19,468	$62	$19,530	$(24,048)	$74	$(23,974)
Liabilities:
Debt	$—	$—	$—	$1	$—	$1	$3	$—	$3	$—	$—	$—
Accounts payable	—	—	—	83	—	83	292	—	292	—	—	—
Intercompany payable	1,338	—	1,338	2,145	—	2,145	6,655	—	6,655	(10,138)	—	(10,138)
Employee-related benefits	—	—	—	143	—	143	166	—	166	—	—	—
Income and mining taxes	—	—	—	18	—	18	230	—	230	—	—	—
Other current liabilities	52	—	52	163	—	163	244	3	247	—	—	—
Current liabilities	1,390	—	1,390	2,553	—	2,553	7,590	3	7,593	(10,138)	—	(10,138)
Debt	4,040	—	4,040	4	—	4	17	—	17	—	—	—
Reclamation and remediation liabilities	—	—	—	287	22	309	1,867	169	2,036	—	—	—
Deferred income tax liabilities	—	—	—	121	—	121	474	—	474	—	—	—
Employee-related benefits	—	—	—	222	—	222	164	—	164	—	—	—
Non-current intercompany payable	7	—	7	—	—	—	2,128	—	2,128	(2,135)	—	(2,135)
Other non-current liabilities	—	—	—	18	—	18	324	—	324	—	—	—
Total liabilities	5,437	—	5,437	3,205	22	3,227	12,564	172	12,736	(12,273)	—	(12,273)
Equity:
Newmont stockholders’ equity	10,609	(74)	10,535	5,892	(1)	5,891	5,883	(73)	5,810	(11,775)	74	(11,701)
Noncontrolling interests	—	—	—	—	—	—	1,021	(37)	984	—	—	—
Total equity	10,609	(74)	10,535	5,892	(1)	5,891	6,904	(110)	6,794	(11,775)	74	(11,701)
Total liabilities and equity	$16,046	$(74)	$15,972	$9,097	$21	$9,118	$19,468	$62	$19,530	$(24,048)	$74	$(23,974)

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

Estimated future reclamation costs are based principally on legal and regulatory requirements. At March 31, 2018 and December 31, 2017, $2,163 and $2,144, respectively, were accrued for reclamation costs relating to currently or recently producing mineral properties in accordance with asset retirement obligation guidance. The current portion of $60 at March 31, 2018 and December 31, 2017, is included in Other current liabilities.

In addition, the Company is involved in several matters concerning environmental obligations associated with former mining activities. Generally, these matters concern developing and implementing remediation plans at the various sites involved. The Company believes that the related environmental obligations associated with these sites are similar in nature with respect to the development of remediation plans, their risk profile and the compliance required to meet general environmental standards. Based upon the Company’s best estimate of its liability for these matters, $300 and $304 were accrued for such obligations at March 31, 2018 and December 31, 2017, respectively. These amounts are included in Other current liabilities and Reclamation and remediation liabilities.  Depending upon the ultimate resolution of these matters, the Company believes that it is reasonably possible that the remediation liability for these matters could be as much as 42% greater or 0% lower than the amount accrued at March 31, 2018. The amounts accrued are reviewed periodically based upon facts and circumstances available at the time. Changes in estimates are recorded in Reclamation and remediation in the period estimates are revised.

Refer to Note 6 for further information regarding reclamation and remediation. Details about certain of the more significant matters are discussed below.

Newmont USA Limited - 100% Newmont Owned

Ross-Adams mine site. By letter dated June 5, 2007, the U.S. Forest Service (“USFS”) notified Newmont that it had expended approximately $0.3 in response costs to address environmental conditions at the Ross-Adams mine in Prince of Wales, Alaska, and requested Newmont USA Limited pay those costs and perform an Engineering Evaluation/Cost Analysis (“EE/CA”) to assess what future response activities might need to be completed at the site. Newmont agreed to perform the EE/CA pursuant to the requirements of an Administrative Settlement Agreement and Order on Consent (“ASAOC”) between the USFS and Newmont. The EE/CA was provided to the USFS in April 2015. During the first quarter of 2016, the USFS confirmed approval of the EE/CA, and Newmont issued written notice to the USFS certifying that all requirements of the ASAOC had been completed. During the third quarter of 2016, Newmont received a notice of completion of work per the ASAOC from the USFS, which finalized the ASAOC. The USFS issued an Action Memorandum in April 2018 to select the preferred Removal Action alternative identified in the EE/CA. Newmont is continuing to negotiate the terms of a future agreement with the USFS for Newmont to implement the approved Removal Action. No assurances can be made at this time with respect to the outcome of such negotiations and Newmont cannot predict the likelihood of additional expenditures related to this matter.

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

The remediation liability for the Midnite mine site and Dawn mill site is approximately $185 at March 31, 2018.

Other Legal Matters

Minera Yanacocha S.R.L. - 54.05% Newmont Owned

Administrative Actions. The Peruvian government agency responsible for environmental evaluation and inspection, Organismo Evaluacion y Fiscalizacion Ambiental (“OEFA”), conducts periodic reviews of the Yanacocha site. In 2011, 2012, 2013, 2015, 2016 and 2017, OEFA issued notices of alleged violations of OEFA standards to Yanacocha and Conga relating to past inspections. OEFA has resolved some alleged violations with minimal or no findings. In 2015 and 2016, the water authority of Cajamarca issued notices of alleged regulatory violations, and resolved some allegations in 2017 with no findings. The experience with OEFA and the water authority is that in the case of a finding of violation, remedial action is often the outcome rather than a significant fine. The alleged OEFA violations currently range from zero to 27,140 units and the water authority alleged violations range from zero to 59 units, with each unit having a potential fine equivalent to approximately $.001287 based on current exchange rates ($0 to $35). Yanacocha and Conga are responding to all notices of alleged violations, but cannot reasonably predict the outcome of the agency allegations.

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

ITEM 2.       MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (dollars in millions, except per share, per ounce and per pound amounts)

The following Management’s Discussion and Analysis (“MD&A”) provides information that management believes is relevant to an assessment and understanding of the consolidated financial condition and results of operations of Newmont Mining Corporation and its subsidiaries (collectively, “Newmont,” the “Company,” “our” and “we”). We use certain non-GAAP financial measures in our MD&A. For a detailed description of each of the non-GAAP measures used in this MD&A, please see the discussion under “Non-GAAP Financial Measures” beginning on page 61. References to “A$” refers to Australian currency.

This item should be read in conjunction with our interim unaudited Condensed Consolidated Financial Statements and the notes thereto included in this quarterly report. Additionally, the following discussion and analysis should be read in conjunction with Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations and the consolidated financial statements included in Part II of our Annual Report on Form 10-K for the year ended December 31, 2017 filed February 22, 2018 and revisions filed April 26, 2018 on Form 8-K.

Certain amounts have been retrospectively reclassified for the periods presented for changes in Newmont’s Condensed Consolidated Statements of Cash Flows required with the adoption of Accounting Standard Update (“ASU”) No. 2016-15 related to the classification of certain items on the statement of cash flows and ASU No. 2016-18 related to the inclusion of restricted cash in the statement of cash flows, and the correction of an immaterial error in calculating and recording Newmont’s Reclamation and remediation liabilities and other individually insignificant errors not previously recorded that the Company concluded were immaterial to our previously issued Condensed Consolidated Financial Statements. For further information regarding these revisions, see Note 2 to the Condensed Consolidated Financial Statements.

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

 Consolidated Financial Results

The details of our Net income (loss) from continuing operations attributable to Newmont stockholders are set forth below:

	Three Months Ended
	March 31,		Increase
	2018	2017	(decrease)
Net income (loss) from continuing operations attributable to Newmont stockholders	$170	$70	$100
Net income (loss) from continuing operations attributable to Newmont stockholders per common share, diluted	$0.32	$0.13	$0.19

The increase to Net income (loss) from continuing operations attributable to Newmont stockholders for the three months ended March 31, 2018, compared to the same period in 2017,  was impacted by higher average realized metal prices during the first quarter of 2018, partially offset by higher Costs applicable to sales and slightly lower production at various mine sites.

The details of our Sales are set forth below. See Note 5  to our Condensed Consolidated Financial Statements for additional information:

	Three Months Ended
	March 31,		Increase	Percent
	2018	2017	(decrease)	Change
Gold	$1,739	$1,619	$120	7%
Copper	78	71	7	10
	$1,817	$1,690	$127	8%

The following analysis summarizes consolidated gold sales:

	Three Months Ended
	March 31,
	2018	2017
Consolidated gold sales:
Gross before provisional pricing	$1,744	$1,618
Provisional pricing mark-to-market	2	8
Gross after provisional pricing	1,746	1,626
Treatment and refining charges	(7)	(7)
Net	$1,739	$1,619
Consolidated gold ounces sold (thousands)	1,312	1,328
Average realized gold price (per ounce):
Gross before provisional pricing	$1,330	$1,218
Provisional pricing mark-to-market	1	6
Gross after provisional pricing	1,331	1,224
Treatment and refining charges	(5)	(5)
Net	$1,326	$1,219

The change in consolidated gold sales is due to:

Three Months Ended
March 31,
2018 vs. 2017
Change in consolidated ounces sold	$(20)
Change in average realized gold price	140
Change in treatment and refining charges	—
$120

Gold sales  increased 7% during the three months ended March 31, 2018,  compared to the same period in 2017,  primarily due to higher average realized prices during the first quarter of 2018, partially offset by slightly lower production at various mine sites. For further discussion regarding changes in production volumes, see Results of Consolidated Operations below.

The following analysis summarizes consolidated copper sales:

	Three Months Ended
	March 31,
	2018	2017
Consolidated copper sales:
Gross before provisional pricing	$85	$70
Provisional pricing mark-to-market	(4)	4
Gross after provisional pricing	81	74
Treatment and refining charges	(3)	(3)
Net	$78	$71
Consolidated copper pounds sold (millions)	27	26
Average realized copper price (per pound):
Gross before provisional pricing	$3.14	$2.65
Provisional pricing mark-to-market	(0.14)	0.15
Gross after provisional pricing	3.00	2.80
Treatment and refining charges	(0.12)	(0.12)
Net	$2.88	$2.68

The change in consolidated copper sales is due to:

Three Months Ended
March 31,
2018 vs. 2017
Change in consolidated pounds sold	$2
Change in average realized copper price	5
Change in treatment and refining charges	—
$7

Copper sales  increased 10%  during the three months ended March 31, 2018, compared to the same period in 2017,  primarily due to higher average realized prices and higher copper pounds sold. For further discussion regarding changes in volumes, see Results of Consolidated Operations below.

The details of our Costs applicable to sales are set forth below. See Note 4  to our Condensed Consolidated Financial Statements for additional information:

	Three Months Ended
	March 31,		Increase	Percent
	2018	2017	(decrease)	Change
Gold	$982	$918	$64	7%
Copper	47	39	8	21
	$1,029	$957	$72	8%

The increase in Costs applicable to sales for gold during the three months ended March 31, 2018, compared to the same period in 2017, is primarily due to higher stockpile and leach pad inventory adjustments, higher milling costs primarily at Boddington, higher underground mining costs at Tanami and Ahafo due to higher tons mined, higher oil prices and higher royalties due to higher metal prices.

The increase in Costs applicable to sales for copper during the three months ended March 31, 2018, compared to the same period in 2017, is primarily due to higher mill maintenance costs at Boddington.

For discussion regarding variations in operations, see Results of Consolidated Operations below.

The details of our Depreciation and amortization are set forth below. See Note 4 for additional information:

	Three Months Ended
	March 31,		Increase	Percent
	2018	2017	(decrease)	Change
Gold	$284	$283	$1	0%
Copper	10	9	1	11
Other	7	8	(1)	(13)
	$301	$300	$1	0%

Depreciation and amortization for gold and copper during the  three months ended March 31, 2018, remained relatively flat compared to the same period in 2017, as sales volumes remained consistent.

Reclamation and remediation during the three months ended March 31, 2018, remained flat compared to the same period in 2017, as Reclamation and remediation liabilities remained consistent.

Exploration increased by $4 during the three months ended March 31, 2018, compared to the same period in 2017, primarily due to increased expenditures at various projects in Australia and Africa as we continue to focus on developing future reserves.

Advanced projects, research and development increased by $8 during the three months ended March 31, 2018, compared to the same period in 2017, primarily due to costs associated with full potential opportunities in North America, as well as on-going study costs on the Long Canyon Phase 2 project in North America and the Chaquicocha underground and Yanacocha Sulfides projects in South America.

General and administrative increased by $4 during the three months ended March 31, 2018, compared to the same period in 2017, primarily due to higher labor costs.

Other expense, net decreased by $6 during the three months ended March 31, 2018, compared to the same period in 2017, primarily due to write-downs of obsolete assets in South America and Australia and net adjustments to the contingent consideration and related liabilities associated with the acquisition of the final 33.33% interest in Boddington in June 2009 in 2017.

Other income, net increased by $30 during the three months ended March 31, 2018, compared to the same period in 2017, primarily due to decreases in Australia denominated liabilities due to a weaker Australian dollar.

Interest expense, net decreased by $14 during the three months ended March 31, 2018, compared to the same period in 2017, primarily due to reduced debt balances as a result of the repayment of the 2017 Convertible Senior Notes in July 2017 and higher capitalized interest related to various development projects in 2018.

Income and mining tax expense (benefit) was $105 and $111 for the three months ended March 31, 2018 and 2017, respectively. The effective tax rate is driven by a number of factors and the comparability of our income tax expense for the reported periods will be primarily affected by (i) variations in our income before income taxes; (ii) geographic distribution of that income; (iii) impacts of the enactment of tax reform; (iv) the non-recognition of tax assets; (v) percentage depletion; (vi) and the impact of specific transactions and assessments. As a result, the effective tax rate will fluctuate, sometimes significantly, year to year. This trend is expected to continue in future periods. See Note 9 for further discussion of income taxes.

	Three Months Ended
	March 31, 2018(1)
				Income Tax
	Income	Effective		Expense
	(Loss)(2)	Tax Rate		(Benefit)
Nevada	$98	16%		$16	(3)
CC&V	25	—		—	(4)
Corporate & Other	(67)	20		(13)
Total US	56	5		3
Australia	172	37		63	(5)
Ghana	34	34		12
Suriname	59	27		16
Peru	(37)	(4)		2	(6)
Other Foreign	(1)	—		—
Rate adjustments	—	N/A		9
Consolidated	$283	37	(7)%	$105

(1)

The March 31, 2017 information has not been presented as such comparison would be meaningless as a result of tax restructuring implemented by the Company at December 31, 2017. Due to changes the Act made to certain international tax provisions, it was prudent for the Company to restructure the holding of its non-U.S. operations for U.S. federal income tax purposes. This was accomplished by executing and filing various “check the box” elections made with respect to certain non-U.S. subsidiaries of the Company. The elections resulted in the conversions of these subsidiaries from branches and/or foreign partnerships to regarded foreign corporations.

(2)

Represents income (loss) from continuing operations by geographic location before income taxes and equity in affiliates. These amounts will not reconcile to the Segment Information for the reasons stated in Note 4.

(3)	Includes deduction for percentage depletion of ($11) and mining taxes of ($6).
(4)	Includes deduction for percentage depletion of ($6).
(5)	Includes mining taxes of ($10).
(6)	Includes valuation allowance of ($10)
(7)

The consolidated effective income tax rate is a function of the combined effective tax rates for the jurisdictions in which we operate. Variations in the relative proportions of jurisdictional income could result in fluctuations to our consolidated effective income tax rate.

We continue to assess the income tax effects of the Tax Cuts and Jobs Act (the “Act”) which was enacted on December 22, 2017. We anticipate completing the analysis of the impacts of the Act within the one year measurement period provided for under the Security and Exchange Commission’s Staff Accounting Bulletin No. 118. There are no new estimates or finalized income tax items associated with the Act included in the income tax expense for the three months ended March 31, 2018.

Equity income (loss) of affiliates decreased by $7 during the three months ended March 31, 2018, compared to the same period in 2017, primarily due to increased losses recognized at TMAC Resources Inc.

Net income (loss) from discontinued operations details are set forth below:

	Three Months Ended
	March 31,		Increase	Percent
	2018	2017	(decrease)	Change
Holt royalty obligation	$19	$(23)	$42	(183)%
Batu Hijau contingent consideration	3	—	3	N.M.
	$22	$(23)	$45	(196)%

N.M. – Not meaningful.

During the three months ended March 31, 2018, the Holt royalty obligation decreased primarily due to a decrease in expected production based on gold reserves and resources from Kirkland Lake Gold Ltd., which were updated in the first quarter of 2018, as well as an increase in the discount rate, resulting in net income from discontinued operations for the quarter. During the three months ended March 31, 2017, the Holt royalty obligation increased primarily due to an increase in expected production based on gold reserves and resources from Kirkland Lake Gold Ltd., which were updated in the first quarter of 2017, and resulted in a net loss from discontinued operations.

For additional information regarding our discontinued operations, see Note 10 and Note 16 to our Condensed Consolidated Financial Statements.

Net loss (income) attributable to noncontrolling interests from continuing operations decreased by $12 during the three months ended March 31, 2018, compared to the same period in 2017, primarily due to increased losses at Yanacocha from lower operating margin and increased spend on projects.

Results of Consolidated Operations

	Gold or Copper		Costs Applicable		Depreciation and		All-In Sustaining
	Produced		to Sales (1)		Amortization		Costs (2)
	2018	2017	2018	2017	2018	2017	2018	2017
Three Months Ended March 31,
Gold	(ounces in thousands)		($ per ounce sold)		($ per ounce sold)		($ per ounce sold)
North America	490	504	$765	$767	$234	$243	$944	$953
South America	221	243	782	652	236	238	999	852
Australia	366	360	707	651	131	140	855	776
Africa	209	220	746	624	325	258	904	751
Total/Weighted-Average for continuing operations	1,286	1,327	$748	$691	$222	$219	$973	$900
Attributable to Newmont	1,209	1,234

Copper	(pounds in millions)		($ per pound sold)		($ per pound sold)		($ per pound sold)
North America	7	10	$1.88	$1.80	$0.50	$0.50	$2.17	$2.10
Australia	19	19	1.68	1.31	0.31	0.25	2.03	1.56
Total/Weighted-Average for continuing operations	26	29	$1.74	$1.50	$0.37	$0.34	$2.07	$1.77

Copper	(tonnes in thousands)
North America	3	4
Australia	9	9
Total/Weighted-Average for continuing operations	12	13

(1)	Excludes Depreciation and amortization and Reclamation and remediation.
(2)	All-In Sustaining Costs is a non-GAAP financial measure. See Non-GAAP Financial Measures beginning on page 61.

Three months ended March 31, 2018 compared to 2017

Consolidated gold production decreased 3% due to lower mill grades and recovery at CC&V, lower leach tons placed and ore grade milled at Yanacocha, and lower ore grade mined and milled at Boddington and Akyem, partially offset by higher ore grades mined and milled at Carlin and Phoenix, higher leach tons placed at Long Canyon, draw-down of in-circuit inventory at Merian and higher throughput and ore grade milled at Tanami and Ahafo.

Consolidated copper production decreased 10% primarily due to lower ore grade milled and lower leach placement at Phoenix.

Costs applicable to sales per consolidated gold ounce increased 8% primarily due to higher oil prices, higher mill maintenance costs at Boddington, an unfavorable Australian dollar foreign exchange rate and higher stockpile and leach pad inventory adjustments. Costs applicable to sales per consolidated copper pound increased 16% primarily due to lower copper grades milled at Phoenix, and higher mill maintenance costs, higher oil prices, an unfavorable Australian dollar foreign currency exchange rate and higher co-product allocation of costs to copper based on a higher relative copper sales value at Boddington.

Depreciation and amortization per consolidated gold ounce was in line with the prior year.  Depreciation and amortization per consolidated copper pound increased 9% due to a higher co-product allocation of costs to copper based on a higher relative copper sales value.

All-in sustaining costs per consolidated gold ounce increased 8% primarily due to higher costs applicable to sales per ounce sold and higher advanced projects and exploration spend. All-in sustaining costs per consolidated copper pound increased 17% primarily due to higher costs applicable to sales per pound sold.

North America Operations

	Gold or Copper		Costs Applicable		Depreciation and		All-In Sustaining
	Produced		to Sales (1)		Amortization		Costs (2)
	2018	2017	2018	2017	2018	2017	2018	2017
Three Months Ended March 31,
Gold	(ounces in thousands)		($ per ounce sold)		($ per ounce sold)		($ per ounce sold)
Carlin	231	212	$871	$959	$227	$244	$1,039	$1,203
Phoenix	62	50	801	957	190	239	933	1,152
Twin Creeks	81	83	767	595	184	167	885	726
Long Canyon	45	33	357	375	418	406	428	406
CC&V	71	126	620	586	241	250	804	656
Total/Weighted-Average (3)	490	504	$765	$767	$234	$243	$944	$953

Copper	(pounds in millions)		($ per pound sold)		($ per pound sold)		($ per pound sold)
Phoenix	7	10	$1.88	$1.80	$0.50	$0.50	$2.17	$2.10

Copper	(tonnes in thousands)
Phoenix	3	4

(1)	Excludes Depreciation and amortization and Reclamation and remediation.
(2)	All-In Sustaining Costs is a non-GAAP financial measure. See Non-GAAP Financial Measures beginning on page 61.
(3)	All-In Sustaining Costs and Depreciation and amortization include expense for other regional projects.

Three months ended March 31, 2018 compared to 2017

Carlin, USA. Gold production increased 9% primarily due to higher ore grade milled at Mill 6 as a result of higher tons and grade mined from Leeville and Exodus, in addition to higher tons mined from Pete Bajo. Costs applicable to sales per ounce decreased 9% due to higher ounces sold.  Depreciation and amortization per ounce decreased 7% primarily due to higher ounces sold. All-in sustaining costs per ounce decreased 14% primarily due to lower sustaining capital spend and lower costs applicable to sales per ounce sold.

Phoenix, USA. Gold production increased 24% due to higher ore grades mined and milled. Copper production decreased 30% primarily due to lower ore grade milled and lower leach placement. Costs applicable to sales per ounce decreased 16% primarily due to higher ounces sold, partially offset by higher co-product allocation of costs to gold based on a higher relative gold sales value.  Costs applicable to sales per pound increased 4% primarily due to lower copper pounds sold, partially offset by a lower co-product allocation of costs to copper based on a lower relative copper sales value.  Depreciation and amortization per ounce decreased 21% primarily due to higher ounces sold. Depreciation and amortization per pound was in line with the prior year. All-in sustaining costs per ounce decreased 19% primarily due to lower costs applicable to sales per ounce sold. All-in sustaining costs per pound increased 3% primarily due to higher costs applicable to sales per pound sold.

Twin Creeks, USA. Gold production was in line with the prior year.  Costs applicable to sales per ounce increased 29% due to higher stockpile and leach pad inventory adjustments, lower ore grades mined and milled and a higher strip ratio. Depreciation and amortization per ounce increased 10% primarily due to higher stockpile and leach pad inventory adjustments. All-in sustaining costs per ounce increased 22% due to higher costs applicable to sales per ounce sold partially offset by lower sustaining capital spend.

Long Canyon, USA. Gold production increased 36% primarily due to the commencement of operations in late 2016 resulting in lower production in the prior year, in addition to higher ore grade placed in the first quarter of 2018.  Costs applicable to sales per ounce decreased 5% primarily due to higher ounces sold.  Depreciation and amortization per ounce increased 3% primarily due to higher amortization rates. All-in sustaining costs per ounce increased 5% primarily due to higher sustaining capital spend partially offset by lower costs applicable to sales per ounce sold.

CC&V, USA. Gold production decreased 44% primarily due to lower mill grades and recovery, and a build-up of concentrate inventory to be shipped and processed in Nevada, as well as lower tons and grade placed at Valley Leach Fill 2 and lower recoveries from Valley Leach Fill 1. Costs applicable to sales per ounce increased 6% primarily due to lower production.  Depreciation and amortization per ounce decreased 4% primarily due to lower amortization rates driven by reserve life additions. All-in sustaining costs per ounce increased 23% primarily due to higher sustaining capital spend and higher costs applicable to sales per ounce sold.

South America Operations

	Gold or Copper		Costs Applicable		Depreciation and		All-In Sustaining
	Produced		to Sales (1)		Amortization		Costs (2)
	2018	2017	2018	2017	2018	2017	2018	2017
Three Months Ended March 31,	(ounces in thousands)		($ per ounce sold)		($ per ounce sold)		($ per ounce sold)
Yanacocha	104	138	$1,065	$804	$275	$243	$1,276	$993
Merian	117	105	538	444	175	194	639	519
Total / Weighted Average (3)	221	243	$782	$652	$236	$238	$999	$852
Yanacocha (45.95%) (4)	(48)	(67)
Merian (25.00%)	(29)	(26)
Attributable to Newmont	144	150

(1)	Excludes Depreciation and amortization and Reclamation and remediation.
(2)	All-In Sustaining Costs is a non-GAAP financial measure. See Non-GAAP Financial Measures beginning on page 61.
(3)	All-In Sustaining Costs and Depreciation and amortization include expense for other regional projects.
(4)

In December 2017, Minera Yanacocha S.R.L. repurchased 5% of its shares held by the International Finance Corporation, increasing Newmont’s ownership in Yanacocha from 51.35% to 54.05% as of December 31, 2017.

Three months ended March 31, 2018 compared to 2017

Yanacocha, Peru. Gold production decreased 25% primarily due to lower leach tons placed, lower ore grade milled and lower recovery. Costs applicable to sales per ounce increased 32% due to lower ounces sold and higher stockpile and leach pad inventory adjustments. Depreciation and amortization per ounce increased 13% due to lower ounces sold, higher amortization rates and higher leach pad inventory adjustments. All-in sustaining costs per ounce increased 28% primarily due to higher costs applicable to sales per ounce sold.

Merian, Suriname. Gold production increased 11% primarily due to a draw-down of in-circuit inventory compared to a  build-up in the prior period and higher mill throughput partially offset by lower ore grade milled and recovery. Costs applicable to sales per ounce increased 21% due to lower ore grade mined and unfavorable strip ratio, partially offset by higher ounces sold.  Depreciation and amortization per ounce decreased 10% due to higher ounces sold. All-in sustaining costs per ounce increased 23% due to higher costs applicable to sales per ounce sold and higher sustaining capital spend.

Australia Operations

	Gold or Copper		Costs Applicable		Depreciation and		All-In Sustaining
	Produced		to Sales (1)		Amortization		Costs (2)
	2018	2017	2018	2017	2018	2017	2018	2017
Three Months Ended March 31,
Gold	(ounces in thousands)		($ per ounce sold)		($ per ounce sold)		($ per ounce sold)
Boddington	163	202	$797	$663	$144	$141	$926	$772
Tanami	116	74	606	658	148	211	750	789
Kalgoorlie	87	84	688	619	67	48	824	702
Total/Weighted-Average (3)	366	360	$707	$651	$131	$140	$855	$776

Copper	(pounds in millions)		($ per pound sold)		($ per pound sold)		($ per pound sold)
Boddington	19	19	$1.68	$1.31	$0.31	$0.25	$2.03	$1.56

Copper	(tonnes in thousands)
Boddington	9	9

(1)	Excludes Depreciation and amortization and Reclamation and remediation.
(2)	All-In Sustaining Costs is a non-GAAP financial measure. See Non-GAAP Financial Measures beginning on page 61.

(3)	All-In Sustaining Costs and Depreciation and amortization include expense for other regional projects.

Three months ended March 31, 2018 compared to 2017

Boddington, Australia. Gold production decreased 19% primarily due to lower ore grade milled as a result of lower ore grade mined and lower recovery partially offset by higher mill throughput. Copper production was in line with the prior period. Costs applicable to sales per ounce increased 20% primarily due to lower ounces sold, higher mill maintenance costs, higher oil prices and an unfavorable Australian dollar foreign currency exchange rate, partially offset by lower co-product allocation of costs to gold based on a lower relative gold sales value.  Costs applicable to sales per pound increased 28% primarily due to the higher cost drivers mentioned above and higher co-product allocation of costs to copper based on a higher relative copper sales value. Depreciation and amortization per ounce increased 2% primarily due to lower ounces sold, partially offset by lower co-product allocation of costs to gold based on a lower relative gold sales value.  Depreciation and amortization per pound increased 24% primarily due to higher co-product allocation of costs to copper based on a higher relative copper sales value.  All-in sustaining costs per ounce and per pound increased 20% and 30%, respectively, primarily due to higher costs applicable to sales per ounce and pound sold, higher sustaining capital spend and higher treatment and refining costs.

Tanami, Australia. Gold production increased 57% primarily due to higher throughput and ore grade milled. Throughput was higher primarily due to the Tanami Expansion project achieving commercial production in the third quarter of 2017, coupled with the mill being placed into care and maintenance for 21 days in early 2017 following record high rainfall that blocked transport routes, limiting access to fuel and other resources. Costs applicable to sales per ounce decreased 8% primarily due to higher ounces sold and higher allocation of costs to deferred mine development, partially offset by higher oil prices, an unfavorable Australian dollar foreign currency exchange rate, higher mill maintenance and site support costs and higher pastefill activity. Depreciation and amortization per ounce decreased 30% primarily due to higher ounces sold. All-in sustaining costs per ounce decreased 5% primarily due to lower costs applicable to sales per ounce sold and lower sustaining capital spend per ounce sold partially offset by higher exploration and advanced project spend.

Kalgoorlie, Australia. Gold production increased 4% primarily due to higher throughput, recovery and a draw-down as compared to a build up of in-circuit inventory in the prior period, partially offset by lower ore grade milled.  Costs applicable to sales per ounce increased 11% primarily due to higher oil prices, an unfavorable Australian dollar foreign currency exchange rate and higher site support costs partially offset by higher ounces sold.  Depreciation and amortization per ounce increased 40% primarily due to asset additions and higher amortization rates. All-in sustaining costs per ounce increased 17% primarily due to higher costs applicable to sales per ounce sold, higher sustaining capital spend and higher exploration and advanced projects spend.

Africa Operations

	Gold or Copper		Costs Applicable		Depreciation and		All-In Sustaining
	Produced		to Sales (1)		Amortization		Costs (2)
	2018	2017	2018	2017	2018	2017	2018	2017
Three Months Ended March 31,	(ounces in thousands)		($ per ounce sold)		($ per ounce sold)		($ per ounce sold)
Ahafo	103	94	$866	$809	$260	$245	$960	$926
Akyem	106	126	631	488	395	268	783	567
Total / Weighted Average (3)	209	220	$746	$624	$325	$258	$904	$751

(1)	Excludes Depreciation and amortization and Reclamation and remediation.
(2)	All-In Sustaining Costs is a non-GAAP financial measure. See Non-GAAP Financial Measures beginning on page 61.
(3)	All-In Sustaining Costs and Depreciation and amortization include expense for other regional projects.

Three months ended March 31, 2018 compared to 2017

Ahafo, Ghana. Gold production increased 10% due to higher ore grade milled from mining at Subika Underground,  higher throughput and recovery, in addition to a higher draw down of in-circuit inventory compared to the prior period. Costs applicable to sales per ounce increased 7% due to higher stockpile inventory adjustments and higher oil prices, partially offset by lower power costs and higher ounces sold. Depreciation and amortization per ounce increased 6% due to higher stockpile inventory adjustments and asset additions, partially offset by higher ounces sold. All-in sustaining costs per ounce increased 4% primarily due to higher costs applicable to sales per ounce sold partially offset by lower sustaining capital spend.

Akyem, Ghana. Gold production decreased 16% due to lower ore grade milled, throughput and recovery, partially offset by a draw-down of in-circuit inventory compared to a build-up in the prior period. Costs applicable to sales per ounce increased 29% primarily due to stockpile inventory adjustments, higher oil prices and lower ounces sold partially offset by lower power costs. Depreciation and amortization per ounce increased 47% due to stockpile inventory adjustments and lower ounces sold. All-in sustaining costs per ounce increased 38% primarily due to higher costs applicable to sales per ounce sold, higher sustaining capital spend and reclamation costs.

Foreign Currency Exchange Rates

Foreign currency exchange rates can increase or decrease profits to the extent costs are paid in foreign currencies. Such fluctuations do not have a material impact on our revenue since gold and copper are sold throughout the world in U.S. dollars. Despite selling gold in London, we have no exposure to the euro or the British pound.

Our foreign operations sell their gold and copper production based on U.S. dollar metal prices. Approximately 35% and 32% of Costs applicable to sales for our operations were paid in currencies other than the U.S. dollar during the three months ended March 31, 2018 and 2017, respectively, of which approximately 29% was denominated in the Australian dollar in the current year. Variations in the local currency exchange rates in relation to the U.S. dollar at our foreign mining operations did not have a significant impact on Costs applicable to sales on a per ounce basis, net of hedging losses, during the three months ended March 31, 2018, compared to the same period in 2017.

Our Merian mine is located in the country of Suriname, which is considered a hyperinflationary environment with a cumulative inflation rate of over 100% for the last three years. Although we have balances denominated in Surinamese dollars that relate to labor and payroll liabilities, substantially all of Merian’s activity is denominated in U.S dollars. Therefore, our exposure to fluctuations in the Surinamese dollar exchange rate is not significant to Newmont’s financial statements.

Liquidity and Capital Resources

Liquidity Overview

We have a disciplined cash management strategy of maintaining financial flexibility to execute our capital priorities and provide long-term value to our shareholders. Consistent with that strategy, we aim to self-fund development projects and make strategic partnerships focused on profitable growth, while reducing our debt and returning cash to stockholders through dividends.

At March 31, 2018, the Company had $3,111 in Cash and cash equivalents, of which $863 was held in foreign subsidiaries and is primarily held in U.S. dollar denominated accounts with the remainder in foreign currencies readily convertible to U.S. dollars. At March 31, 2018,  $321 of the consolidated cash and cash equivalents was attributable to noncontrolling interests primarily related to our Peru and Suriname operations, which is being held to fund those operations. At March 31, 2018,  $729 in consolidated cash and cash equivalents ($421 attributable to Newmont) was held at certain foreign subsidiaries that, if repatriated, may be subject to withholding taxes. We expect that there would be no additional tax burden upon repatriation after considering the cash cost associated with the withholding taxes. We believe that our liquidity and capital resources from U.S. operations are adequate to fund our U.S. operations and corporate activities.

We believe our existing consolidated cash and cash equivalents, available capacity on our revolving credit facility, and cash generated from continuing operations will be adequate to satisfy working capital needs, fund future growth, meet debt obligations, pay dividends and meet other liquidity requirements for the foreseeable future. At March 31, 2018, no borrowings were outstanding under our revolving credit facility.

Our financial position was as follows:

	At March 31,	At December 31,
	2018	2017
Cash and cash equivalents	$3,111	$3,259
Debt	4,095	4,065
Net Debt	$984	$806
Borrowing capacity on revolving credit facility expiring May 2022	$2,914	$2,920

Cash Flows

Our Condensed Consolidated Statements of Cash Flows are summarized as follows:

	March 31,
	2018	2017
Net cash provided by (used in) operating activities of continuing operations	$266	$377
Net cash provided by (used in) operating activities of discontinued operations	(3)	(6)
Net cash provided by (used in) operating activities	$263	$371

Net cash provided by (used in) investing activities	$(236)	$(158)

Net cash provided by (used in) financing activities	$(179)	$(52)

Net cash provided by (used in) operating activities of continuing operations was $266 during the three months ended March 31, 2018, a decrease of $111 from the three months ended March 31, 2017, primarily due to timing of shipments creating a build of accounts receivable, timing of payments on accounts payable and an increase in stockpiles and ore on leach pads, partially offset by higher realized metal prices.

Net cash provided by (used in) investing activities was $(236) in 2018, an increase in cash used of $78 from the three months ended 2017, primarily due to higher Additions to property, plant and mine development in 2018 driven by higher capital expenditures on development projects and the redemption of marketable debt securities in 2017.

Net cash provided by (used in) financing activities was $(179) in 2018, an increase in cash used of $127 from the three months ended March 31, 2017, primarily due to the Repurchase of common stock for $64, a higher fourth quarter 2017 declared dividend paid in 2018 of $76 and higher Payments for withholding of employee taxes related to stock-based compensation of $39, partially offset by higher funding from noncontrolling interests.

Capital Expenditures

Cash generated from operations is used to execute our capital priorities, which include sustaining and developing our global portfolio of long-lived assets. We consider sustaining capital as those capital expenditures that are necessary to maintain current production and execute the current mine plan. Capital expenditures to develop new operations, or related to projects at existing operations where these projects will enhance production or reserves, are considered non-sustaining or development capital.

For the three months ended March 31, 2018 and 2017, we had Additions to property, plant and mine development, net as follows:

	2018			2017
	Development	Sustaining		Development	Sustaining
	Projects	Capital	Total	Projects	Capital	Total
North America	$14	$55	$69	$5	$67	$72
South America	23	15	38	12	15	27
Australia	9	37	46	15	29	44
Africa	55	17	72	10	13	23
Corporate and other	—	4	4	—	2	2
Accrual basis	$101	$128	$229	$42	$126	$168
Decrease (increase) in non-cash adjustments			2			12
Cash basis			$231			$180

For the three months ended March 31, 2018, development projects included Twin Creeks Underground in North America, Merian and Quecher Main in South America, the Tanami Expansion project in Australia and Subika Underground and the Ahafo Mill

Expansion in Africa. For the three months ended March 31, 2017, development projects included Merian in South America, the Tanami Expansion project in Australia and Subika Underground and the Ahafo Mill Expansion in Africa.

For the three months ended March 31, 2018 and 2017, sustaining capital included the following:

•	North America. Capital expenditures primarily related to surface and underground mine development, tailings facility construction and capitalized component purchases;
•

South America. Capital expenditures primarily related to a tailings facility expansion, capitalized component purchases and infrastructure improvements. For the three months ended March 31, 2018, capital expenditures also included the tailings expansion and mobile mining equipment additions and the upgrade of water treatment facilities. For the three months ended March 31, 2017, capital expenditures also included the construction of water treatment facilities.

•	Australia. Capital expenditures primarily related to equipment and capitalized component purchases, underground mine development and tailings and support facilities.
•	Africa. Capital expenditures primarily related to water treatment plant construction, a tailings facility expansion, purchase of mining equipment and capitalized component purchases.

Additionally, in December 2017, the Company began the early phases of the Tanami Power project in Australia which includes the construction of a gas pipeline to the Tanami site, and construction and operation of two on-site power stations under agreements that qualify for build-to-suit lease accounting. As of March 31, 2018, the financing obligations under the build-to-suit arrangements were $44.

Refer to our global project pipeline discussion above for additional details. Refer to Note 4 to our Condensed Consolidated Financial Statements and Part I, Item 2 Non-GAAP Financial Measures All-In Sustaining Costs for further information.

Contractual Obligations

There have been no material changes in our contractual obligations since December 31, 2017. Refer to Part II, Item 7 in our annual report on Form 10-K, and revisions filed April 26, 2018 on Form 8-K, for the year ended December 31, 2017, for information regarding our contractual obligations.

Off-Balance Sheet Arrangements

There have been no material changes in our off-balance sheet arrangements since December 31, 2017. Refer to Part II, Item 7 in our annual report on Form 10-K, and revisions filed April 26, 2018 on Form 8-K, for the year ended December 31, 2017, for information regarding our off-balance sheet arrangements.

Environmental

Our mining and exploration activities are subject to various federal and state laws and regulations governing the protection of the environment. We have made, and expect to make in the future, payments to comply with such laws and regulations, but cannot predict the full amount of such future expenditures. We perform a comprehensive review of our reclamation and remediation liabilities annually and review changes in facts and circumstances associated with these obligations at least quarterly. As of March 31, 2018, there have been no material changes to our reclamation and remediation obligations since December 31, 2017. See Note 1 and Note 2 of the Condensed Consolidated Financial Statements for further information.

For a complete discussion of the factors that influence our reclamation obligations and the associated risks, refer to Part II, Item 7 Managements’ Discussion and Analysis of Consolidated Financial Condition and Results of Operations under the headings “Environmental” and “Critical Accounting Policies” and refer to Part I, Item 1A Risk Factors under the heading “Mine closure, reclamation and remediation costs for environmental liabilities may exceed the provisions we have made” for the year ended December 31, 2017, filed February 22, 2018 on Form 10-K, and revisions filed April 26, 2018 on Form 8-K.

For more information on the Company’s reclamation and remediation liabilities, see Notes 6 and 25 to the Condensed Consolidated Financial Statements.

Accounting Developments

For a discussion of Recently Adopted and Recently Issued Accounting Pronouncements, see Note 3 to the Condensed Consolidated Financial Statements.

Non-GAAP Financial Measures

Non-GAAP financial measures are intended to provide additional information only and do not have any standard meaning prescribed by U.S. generally accepted accounting principles (“GAAP”). These measures should not be considered in isolation or as a substitute for measures of performance prepared in accordance with GAAP. Unless otherwise noted, we present the Non-GAAP financial measures of our continuing operations in the tables below. For additional information regarding our discontinued operations, see Note 10 to the Condensed Consolidated Financial Statements.

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

	Three Months Ended
	March 31,
	2018	2017
Net income (loss) attributable to Newmont stockholders	$192	$47
Net income (loss) attributable to noncontrolling interests	(1)	11
Net loss (income) from discontinued operations (1)	(22)	23
Equity loss (income) of affiliates	9	2
Income and mining tax expense (benefit)	105	111
Depreciation and amortization	301	300
Interest expense, net	53	67
EBITDA	$637	$561
Adjustments:
Restructuring and other (2)	$6	$7
Loss (gain) on asset and investment sales (3)	1	(2)
Reclamation and remediation charges (4)	—	3
Impairment of long-lived assets (5)	—	3
Acquisition cost adjustments (6)	—	2
Adjusted EBITDA	$644	$574

(1)

Net loss (income) from discontinued operations relates to (i) adjustments in our Holt royalty obligation, presented net of tax expense (benefit) of $4 and $(13), respectively, and (ii) adjustments to our Batu Hijau Contingent Consideration, presented net of tax expense (benefit) of $1 and $-, respectively. For additional information regarding our discontinued operations, see Note 10 to our Condensed Consolidated Financial Statements.

(2)	Restructuring and other, included in Other expense, net, primarily represents certain costs associated with severance and legal settlements.
(3)	Loss (gain) on asset and investment sales, included in Other income, net, primarily represents gains or losses on various asset sales.
(4)

Reclamation and remediation charges, included in Reclamation and remediation, represent revisions to remediation plans at the Company’s former historic mining operations or other non-operating mine sites.

(5)	Impairment of long-lived assets, included in Other expense, net, represents non-cash write-downs of long-lived assets.
(6)

Acquisition cost adjustments, included in Other expense, net,  represent net adjustments to the contingent consideration and related liabilities associated with the acquisition of the final 33.33% interest in Boddington in June 2009.

Adjusted net income (loss)

Management uses Adjusted net income (loss) to evaluate the Company’s operating performance and for planning and forecasting future business operations. The Company believes the use of Adjusted net income (loss) allows investors and analysts to understand the results of the continuing operations of the Company and its direct and indirect subsidiaries relating to the sale of products, by excluding certain items that have a disproportionate impact on our results for a particular period. Adjustments to continuing operations are presented before tax and net of our partners’ noncontrolling interests, when applicable. The tax effect of adjustments is presented in the Tax effect of adjustments line and is calculated using the applicable regional tax rate. Management’s determination of the components of Adjusted net income (loss) are evaluated periodically and based, in part, on a review of non-GAAP financial measures used by mining industry analysts. Net income (loss) attributable to Newmont stockholders is reconciled to Adjusted net income (loss) as follows:

	Three Months Ended
	March 31,
	2018	2017
Net income (loss) attributable to Newmont stockholders	$192	$47
Net loss (income) attributable to Newmont stockholders from discontinued operations (1)	(22)	23
Net income (loss) attributable to Newmont stockholders from continuing operations	170	70
Restructuring and other, net (2)	5	6
Loss (gain) on asset and investment sales, net (3)	—	(2)
Reclamation and remediation charges (4)	—	3
Impairment of long-lived assets, net (5)	—	2
Acquisition cost adjustments (6)	—	2
Tax effect of adjustments (7)	(2)	(4)
Valuation allowance and other tax adjustments (8)	12	59
Adjusted net income (loss)	$185	$136

Net income (loss) per share, basic (9)	$0.36	$0.09
Net loss (income) attributable to Newmont stockholders from discontinued operations	(0.04)	0.04
Net income (loss) attributable to Newmont stockholders from continuing operations	0.32	0.13
Restructuring and other, net	0.01	0.01
Loss (gain) on asset and investment sales, net	—	—
Reclamation and remediation charges	—	0.01
Impairment of long-lived assets, net	—	—
Acquisition cost adjustments	—	—
Tax effect of adjustments	—	(0.01)
Valuation allowance and other tax adjustments	0.02	0.12
Adjusted net income (loss) per share, basic	$0.35	$0.26

Net income (loss) per share, diluted (9)	$0.36	$0.09
Net loss (income) attributable to Newmont stockholders from discontinued operations	(0.04)	0.04
Net income (loss) attributable to Newmont stockholders from continuing operations	0.32	0.13
Restructuring and other, net	0.01	0.01
Loss (gain) on asset and investment sales, net	—	—
Reclamation and remediation charges	—	0.01
Impairment of long-lived assets, net	—	—
Acquisition cost adjustments	—	—
Tax effect of adjustments	—	(0.01)
Valuation allowance and other tax adjustments	0.02	0.12
Adjusted net income (loss) per share, diluted	$0.35	$0.26

Weighted average common shares (millions):
Basic	534	532
Diluted	535	533

(1)

Net loss (income) attributable to Newmont stockholders from discontinued operations relates to (i) adjustments in our Holt royalty obligation, presented net of tax expense (benefit) of $4 and $(13), respectively, and (ii) adjustments to our Batu Hijau Contingent Consideration, presented net of tax expense (benefit) of $1 and $-, respectively. For additional information regarding our discontinued operations, see Note 10 to our Condensed Consolidated Financial Statements.
(2)

Restructuring and other, net, included in Other expense, net,  primarily represents certain costs associated with severance and legal settlements.  Amounts are presented net of income (loss) attributable to noncontrolling interests of $(1) and $(1), respectively.

(3)

Loss (gain) on asset and investment sales, included in Other income, net, primarily represents gains or losses on various asset sales. Amounts are presented net of income (loss) attributable to noncontrolling interests of  $(1) and $-, respectively.

(4)

Reclamation and remediation charges, included in Reclamation and remediation, represent revisions to remediation plans at the Company’s former historic mining operations or other non-operating mine sites.

(5)

Impairment of long-lived assets, net, included in Other expense, net, represents non-cash write-downs of long-lived assets. Amounts are presented net of income (loss) attributable to noncontrolling interests of $- and $(1), respectively.

(6)

Acquisition cost adjustments, included in Other expense, net,  represent net adjustments to the contingent consideration and related liabilities associated with the acquisition of the final 33.33% interest in Boddington in June 2009.

(7)

The tax effect of adjustments, included in Income and mining tax benefit (expense),  represents the tax effect of adjustments in footnotes (2) through (6), as described above, and are calculated using the applicable regional tax rate.

(8)

Valuation allowance and other tax adjustments, included in Income and mining tax benefit (expense), is recorded for items such as foreign tax credits, alternative minimum tax credits, capital losses and disallowed foreign losses. The adjustment in 2018 is due to increases in tax credit carryovers subject to valuation allowance of $5, increases to net operating loss and other deferred tax assets subject to valuation allowance at Yanacocha of $11 and other tax adjustments of $1. Amounts are presented net of income (loss) attributable to noncontrolling interests of $(5). The adjustment in 2017 is due to increases in tax credit carryovers subject to valuation allowance of $69, partially offset by other tax adjustments of $10.

(9)	Per share measures may not recalculate due to rounding.

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

	Three Months Ended March 31,
	2018	2017
Net cash provided by (used in) operating activities	$263	$371
Less: Net cash used in (provided by) operating activities of discontinued operations	3	6
Net cash provided by (used in) operating activities of continuing operations	266	377
Less: Additions to property, plant and mine development	(231)	(180)
Free Cash Flow	$35	$197

Net cash provided by (used in) investing activities (1)	$(236)	$(158)
Net cash provided by (used in) financing activities	$(179)	$(52)

(1)	Net cash provided by (used in) investing activities includes Additions to property, plant and mine development, which is included in the Company’s computation of Free Cash Flow.

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

Costs applicable to sales per ounce

	Three Months Ended
	March 31,
	2018	2017
Costs applicable to sales (1)	$982	$918
Gold sold (thousand ounces)	1,312	1,328
Costs applicable to sales per ounce (2)	$748	$691

(1)	Includes by-product credits of $13 and $10 during the three months ended March 31, 2018 and 2017, respectively.
(2)	Per ounce measures may not recalculate due to rounding.

Costs applicable to sales per pound

	Three Months Ended
	March 31,
	2018	2017
Costs applicable to sales (1)	$47	$39
Copper sold (million pounds)	27	26
Costs applicable to sales per pound (2)	$1.74	$1.50

(1)	Includes by-product credits of $1 and $1 during the three months ended March 31, 2018 and 2017, respectively.
(2)	Per pound measures may not recalculate due to rounding.

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

Reclamation costs. Includes accretion expense related to Reclamation liabilities and the amortization of the related Asset Retirement Cost (“ARC”) for the Company’s operating properties. Accretion related to the Reclamation liabilities and the amortization of the ARC assets for reclamation does not reflect annual cash outflows but are calculated in accordance with GAAP. The accretion and amortization reflect the periodic costs of reclamation associated with current production and are therefore included in the measure. The allocation of these costs to gold and copper is determined using the same allocation used in the allocation of CAS between gold and copper at the Phoenix and Boddington mines.

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

Sustaining capital. We determined sustaining capital as those capital expenditures that are necessary to maintain current production and execute the current mine plan. Capital expenditures to develop new operations, or related to projects at existing operations where these projects will enhance production or reserves, are generally considered non-sustaining or development capital. We determined the classification of sustaining and development capital projects based on a systematic review of our project portfolio in light of the nature of each project. Sustaining capital costs are relevant to the AISC metric as these are needed to maintain the Company’s current operations and provide improved transparency related to our ability to finance these expenditures from current operations. The allocation of these costs to gold and copper is determined using the same allocation used in the allocation of CAS between gold and copper at the Phoenix and Boddington mines.

			Advanced
			Projects,
			Research and			Treatment				All-In
	Costs		Development	General	Other	and		All-In	Ounces	Sustaining
Three Months Ended	Applicable	Reclamation	and	and	Expense,	Refining	Sustaining	Sustaining	(000)/Pounds	Costs per
March 31, 2018	to Sales (1)(2)(3)	Costs (4)	Exploration(5)	Administrative	Net (6)	Costs	Capital (7)	Costs	(millions) Sold	oz/lb (8)
Gold
Carlin	$199	$3	$4	$2	$—	$—	$30	$238	229	$1,039
Phoenix	62	1	1	1	—	2	5	72	77	933
Twin Creeks	64	1	2	—	1	—	5	73	83	885
Long Canyon	16	1	—	—	—	—	2	19	44	428
CC&V	39	—	2	—	—	—	9	50	62	804
Other North America	—	—	13	—	1	—	2	16	—	—
North America	380	6	22	3	2	2	53	468	495	944

Yanacocha	114	10	6	—	1	—	6	137	107	1,276
Merian	67	—	3	—	—	—	9	79	125	639
Other South America	—	—	11	3	1	—	—	15	—	—
South America	181	10	20	3	2	—	15	231	232	999

Boddington	128	2	—	—	—	5	13	148	160	926
Tanami	76	1	5	—	1	—	12	95	126	750
Kalgoorlie	60	1	3	—	—	—	8	72	88	824
Other Australia	—	—	3	2	(1)	—	1	5	—	—
Australia	264	4	11	2	—	5	34	320	374	855

Ahafo	90	1	2	—	—	—	7	100	104	960
Akyem	67	6	—	—	1	—	10	84	107	783
Other Africa	—	—	6	2	—	—	—	8	—	—
Africa	157	7	8	2	1	—	17	192	211	904

Corporate and Other	—	—	13	49	—	—	4	66	—	—
Total Gold	$982	$27	$74	$59	$5	$7	$123	$1,277	1,312	$973

Copper
Phoenix	$16	$—	$—	$—	$—	$—	$2	$18	8	2.17
Boddington	31	1	—	—	—	3	3	38	19	2.03
Total Copper	$47	$1	$—	$—	$—	$3	$5	$56	27	$2.07

Consolidated	$1,029	$28	$74	$59	$5	$10	$128	$1,333

(1)	Excludes Depreciation and amortization and Reclamation and remediation.
(2)	Includes by-product credits of $14 and excludes co-product copper revenues of $78.
(3)	Includes stockpile and leach pad inventory adjustments of $21 at Carlin, $12 at Twin Creeks, $18 at Yanacocha, $15 at Ahafo and $13 at Akyem.
(4)

Reclamation costs include operating accretion and amortization of asset retirement costs of $15 and $13, respectively, and exclude non-operating accretion and reclamation and remediation adjustments of $10 and $3, respectively.

(5)

Advanced projects, research and development and Exploration of $3 at Carlin, $6 at Long Canyon, $4 at Yanacocha, $1 at Tanami, $2 at Ahafo and $3 at Akyem are recorded in “Other” of the respective region for development projects.

(6)	Other expense, net is adjusted for restructuring and other costs of $6.
(7)

Excludes development capital expenditures, capitalized interest and the increase in accrued capital totaling $103. The following are major development projects: Twin Creeks underground, Quecher main, Merian, Tanami expansions, Subika and Ahafo mill expansions.

(8)	Per ounce and per pound measures may not recalculate due to rounding.

			Advanced
			Projects,
			Research and			Treatment				All-In
	Costs		Development	General	Other	and		All-In	Ounces	Sustaining
Three Months Ended	Applicable	Reclamation	and	and	Expense,	Refining	Sustaining	Sustaining	(000)/Pounds	Costs per
March 31, 2017	to Sales (1)(2)(3)	Costs (4)	Exploration(5)	Administrative	Net (6)	Costs	Capital (7)	Costs	(millions) Sold	oz/lb (8)
Gold
Carlin	$208	$1	$3	$1	$—	$—	$48	$261	217	$1,203
Phoenix	44	1	1	—	—	3	4	53	46	1,152
Twin Creeks	50	1	2	1	—	—	7	61	84	726
Long Canyon	12	—	—	—	—	—	1	13	32	406
CC&V	75	1	4	—	—	—	4	84	128	656
Other North America	—	—	8	—	1	—	2	11	—	—
North America	389	4	18	2	1	3	66	483	507	953

Yanacocha	119	13	2	1	1	—	11	147	148	993
Merian	48	—	4	—	—	—	4	56	108	519
Other South America	—	—	12	3	—	—	—	15	—	—
South America	167	13	18	4	1	—	15	218	256	852

Boddington	122	2	—	—	1	4	13	142	184	772
Tanami	50	—	—	—	—	—	10	60	76	789
Kalgoorlie	52	1	2	—	—	—	4	59	84	702
Other Australia	—	—	4	2	—	—	—	6	—	—
Australia	224	3	6	2	1	4	27	267	344	776

Ahafo	76	2	2	—	—	—	7	87	94	926
Akyem	62	3	—	—	1	—	6	72	127	567
Other Africa	—	—	6	1	—	—	—	7	—	—
Africa	138	5	8	1	1	—	13	166	221	751

Corporate and Other	—	—	12	46	1	—	2	61	—	—
Total Gold	$918	$25	$62	$55	$5	$7	$123	$1,195	1,328	$900

Copper
Phoenix	$18	$1	$—	$—	$—	$1	$1	$21	10	$2.10
Boddington	21	—	—	—	—	2	2	25	16	1.56
Total Copper	$39	$1	$—	$—	$—	$3	$3	$46	26	$1.77

Consolidated	$957	$26	$62	$55	$5	$10	$126	$1,241

(1)	Excludes Depreciation and amortization and Reclamation and remediation.
(2)	Includes by-product credits of $11 and excludes co-product copper revenues of $71.
(3)	Includes stockpile and leach pad inventory adjustments of $18 at Carlin, $3 at Twin Creeks of $6 at Yanacocha and $13 at Ahafo.
(4)

Reclamation costs include operating accretion and amortization of asset retirement costs of $20 and $6, respectively, and exclude non-operating accretion and reclamation and remediation adjustments of $4 and $5, respectively.

(5)

Advanced projects, research and development and Exploration of $5 at Long Canyon, $2 at Yanacocha, $3 at Tanami, $4 at Ahafo and $1 at Akyem are recorded in “Other” of the respective region for development projects.

(6)	Other expense, net is adjusted for restructuring and other costs of $7, impairment charges of $3 and acquisition costs of $2.
(7)

Excludes development capital expenditures, capitalized interest and the increase in accrued capital totaling $54. The following are major development projects: Long Canyon, Merian, Tanami expansions, Subika and Ahafo mill expansions.

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

More detailed information regarding these factors is included in the section titled Item 1, Business; Item 1A, Risk Factors in the Annual Report on Form 10-K for the year ended December 31, 2017 filed February 22, 2018 and elsewhere throughout this report. Many of these factors are beyond our ability to control or predict. Given these uncertainties, readers are cautioned not to place undue reliance on our forward-looking statements.

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

Decreases in the market price of gold and copper can also significantly affect the value of our product inventory, stockpiles and leach pads, and it may be necessary to record a write-down to the net realizable value. Net realizable value represents the estimated future sales price based on short-term and long-term metals prices, less estimated costs to complete production and bring the product to sale. The primary factors that influence the need to record write-downs of our stockpiles,  leach pads and product inventory include short-term and long-term metals prices and costs for production inputs such as labor, fuel and energy, materials and supplies as well as realized ore grades and recovery rates. The significant assumptions in determining the stockpile, leach pad and product inventory adjustments for each mine site reporting unit at March 31, 2018 included production cost and capitalized expenditure assumptions unique to each operation, a short-term and long-term gold price of $1,329 and $1,300 per ounce, respectively, a short-term and long-term copper price of $3.16 and $3.00 per pound, respectively, and a U.S. to Australian dollar short-term and long-term exchange rate of $0.79 and $0.80, respectively.

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

Cash Flow Hedges

The diesel derivative and foreign currency contracts are designated as cash flow hedges, and as such, the unrealized changes in market value have been recorded in Accumulated other comprehensive income (loss) and are reclassified to income during the period in which the hedged transaction affects earnings.

Diesel Price Risk

We had the following diesel derivative contracts outstanding at March 31, 2018:

	Expected Maturity Date
					Total/
	2018	2019	2020	2021	Average
Diesel Fixed Forward Contracts:
North America
Diesel gallons (millions)	12	3	2	—	17
Average rate ($/gallon)	1.67	1.78	1.93	1.90	1.73

South America
Diesel gallons (millions)	—	—	1	—	1
Average rate ($/gallon)	—	—	1.87	1.87	1.87

Australia
Diesel barrels (thousands)	—	—	45	—	45
Average rate ($/barrel)	—	—	75.84	—	75.84

The fair value of the diesel derivative contracts was a net asset position of $5 at March 31, 2018 and $6 at December 31, 2017.

Foreign Currency Exchange Risk

The fair value of A$ foreign currency derivative contracts was a net liability position of $1 at December 31, 2017.

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

At March 31, 2018, Newmont had gold sales of 97,000 ounces priced at an average of $1,328 per ounce, subject to final pricing over the next several months. Each $25 change in the price for provisionally priced gold sales would have an approximate $2 effect on our Net income (loss) attributable to Newmont stockholders. The London Bullion Market Association P.M. closing settlement price at March 31, 2018 for gold was $1,324 per ounce.

At March 31, 2018, Newmont had copper sales of 20 million pounds priced at an average of $3.04 per pound, subject to final pricing over the next several months. Each $0.10 change in the price for provisionally priced copper sales would have an approximate $1 effect on our Net income (loss) attributable to Newmont stockholders. The LME closing settlement price at March 31, 2018 for copper was $3.03 per pound.

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

There were no changes in the Company’s internal control over financial reporting that occurred during the three months ended March 31, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS.

Information regarding legal proceedings is contained in Note 25 to the Condensed Consolidated Financial Statements contained in this Report and is incorporated herein by reference.

ITEM 1A.     RISK FACTORS.

There were no material changes to the risk factors disclosed in Item 1, Business; Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2017, as filed with the SEC on February 22, 2018.

ITEM 2.       UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

	(a)	(b)	(c)	(d)
			Total Number of	Maximum Number (or
	Total		Shares Purchased	Approximate Dollar Value)
	Number	Average	as Part of	of Shares that may
	of Shares	Price Paid	Publicly Announced	yet be Purchased
Period	Purchased(1)	Per Share(1)	Plans or Programs(2)	under the Plans or Programs(2)
January 1, 2018 through January 31, 2018	—	$—	—	N/A
February 1, 2018 through February 28, 2018	883,058	$38.88	—	$ 90,000,000
March 1, 2018 through March 31, 2018	1,776,769	$38.32	1,670,745	$ 26,030,716

(1)

The total number of shares purchased (and the average price paid per share) reflects: (i) shares purchased pursuant to the repurchase program described in (2) below; and (ii) Represents shares delivered to the Company from stock awards held by employees upon vesting for the purpose of covering the recipients’ tax withholding obligations, totaling 0 shares, 883,058 shares and 106,024 shares for the fiscal months of January, February and March 2018, respectively.

(2)

On February 20, 2018, the Company’s Board of Directors authorized a new stock repurchase program, under which the Company was authorized to repurchase shares of outstanding common stock to offset the dilutive impact of employee stock award vesting in the current year, provided that the aggregate value of shares of common stock repurchased does not exceed $90 million, and no shares of common stock may be repurchased under the program after December 31, 2018. The Company repurchased 1,670,745 shares in the first quarter under the repurchase program, representing an aggregate value of $64, and such shares were then retired. To the extent, additional employee stock award vesting occurs later in the year in connection with retirements, terminations or previously scheduled vestings, the Company intends to use the repurchase program exclusively to offset dilution, subject to the limitations set forth above. The repurchase program may be discontinued at any time, and the program does not obligate the Company to acquire any specific number of shares of its common stock. The extent to which the Company repurchases its shares, and the timing of such repurchases, will depend upon a variety of factors, including trading volume, market conditions, legal requirements, business conditions and other factors.

ITEM 3.       DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.       MINE SAFETY DISCLOSURES.

At Newmont, safety is a core value. No work-related fatalities occurred at any Newmont site or facility in 2017 or the first quarter of 2018. However, a tragic event occurred in April 2018, which resulted in the death of six contractors who were working on the construction of a structure at the Ahafo Mill Expansion project in Ghana. Investigations have commenced, and we are cooperating with authorities to determine the cause. We deeply grieve these losses along with families, friends, colleagues and the entire Newmont family. It is with great humility and resolve that we renew our commitment to making sure our people go home safe every day.

The Company plans to accelerate work in this area and further define and test the effectiveness of the critical controls necessary to prevent serious injuries. Our health and safety management system, which includes detailed standards and procedures for safe production, addresses topics such as employee training, risk management, workplace inspection, emergency response, accident investigation and program auditing. In addition to strong leadership and involvement from all levels of the organization, these programs and procedures form the cornerstone of safety at Newmont, ensuring that employees are provided a safe and healthy environment and are intended to reduce workplace accidents, incidents and losses, comply with all mining-related regulations and provide support for both regulators and the industry to improve mine safety.

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

Newmont is required to report certain mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K, and that required information is included in Exhibit 95 and is incorporated by reference into this Quarterly Report. The fatalities in Ghana are not represented in Exhibit 95 due to the fact that our operations in Ghana are not regulated by MSHA.

ITEM 5.       OTHER INFORMATION.

None.

ITEM 6.       EXHIBITS.

Exhibit Number		Description

10.1*	-	Senior Executive Compensation Program of Registrant, effective January 1, 2018, filed herewith.

10.2*	-	Section 16 Officer and Senior Executive Annual Incentive Compensation Program, effective January 1, 2018, filed herewith.

10.3*	-	Equity Bonus Program for Grades E-5 to E-6, effective January 1, 2018, filed herewith.

12.1	-	Computation of Ratio of Earnings to Fixed Charges, filed herewith.

31.1	-

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

NEWMONT MINING CORPORATION
(Registrant)

Date: April 26, 2018	/s/ NANCY K. BUESE
Nancy K. Buese
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: April 26, 2018	/s/ JOHN W. KITLEN
John W. Kitlen
Vice President, Controller and Chief Accounting Officer
(Principal Accounting Officer)