Form 10-Q
period 2018-06-30
NEWMONT MINING CORP /DE/
filed 2018-07-26
CIK 1164727

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2018

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

There were 533,398,733 shares of common stock outstanding on July 19, 2018.

NEWMONT MINING CORPORATION

SECOND QUARTER 2018 RESULTS AND HIGHLIGHTS

(unaudited, in millions, except per share, per ounce and per pound)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Financial Results:
Sales	$1,662	$1,875	$3,479	$3,565
Gold	$1,581	$1,799	$3,320	$3,418
Copper	$81	$76	$159	$147
Costs applicable to sales (1)	$965	$999	$1,994	$1,956
Gold	$919	$955	$1,901	$1,873
Copper	$46	$44	$93	$83
Net income (loss) from continuing operations	$280	$166	$449	$247
Net income (loss)	$298	$151	$489	$209
Net income (loss) from continuing operations attributable to Newmont stockholders	$274	$190	$444	$260
Per common share, diluted:
Net income (loss) from continuing operations attributable to Newmont stockholders	$0.51	$0.36	$0.83	$0.49
Net income (loss) attributable to Newmont stockholders	$0.54	$0.33	$0.90	$0.42
Adjusted net income (loss) (2)	$144	$248	$329	$384
Adjusted net income (loss) per share, diluted (2)	$0.26	$0.46	$0.61	$0.72
Earnings before interest, taxes and depreciation and amortization (2)	$633	$709	$1,270	$1,270
Adjusted earnings before interest, taxes and depreciation and amortization (2)	$545	$699	$1,189	$1,273
Net cash provided by (used in) operating activities of continuing operations			$667	$902
Free Cash Flow (2)			$178	$539
Cash dividends declared per common share	$0.14	$0.05	$0.28	$0.10

Operating Results:
Consolidated gold ounces (thousands):
Produced	1,242	1,440	2,528	2,767
Sold	1,224	1,439	2,536	2,767
Attributable gold ounces (thousands):
Produced	1,162	1,352	2,371	2,586
Sold	1,147	1,350	2,378	2,579
Consolidated and attributable copper pounds (millions):
Produced	31	31	57	60
Sold	27	32	54	58
Average realized price:
Gold (per ounce)	$1,292	$1,250	$1,310	$1,235
Copper (per pound)	$2.99	$2.46	$2.93	$2.56
Consolidated costs applicable to sales: (1)(2)
Gold (per ounce)	$751	$664	$750	$677
Copper (per pound)	$1.70	$1.38	$1.72	$1.43
All-in sustaining costs: (2)
Gold (per ounce)	$1,024	$883	$998	$891
Copper (per pound)	$2.05	$1.69	$2.06	$1.72

(1)	Excludes Depreciation and amortization and Reclamation and remediation.
(2)	See “Non-GAAP Financial Measures” beginning on page 68.

Second Quarter 2018 Highlights

•

Net income (loss): Delivered Net income (loss) from continuing operations attributable to Newmont stockholders of $274 or $0.51 per diluted share, an increase of $84 from the prior-year quarter, primarily due to lower income taxes, a gain from the sale of the Company’s royalty portfolio in June 2018 and higher average realized prices, partially offset by lower production at CC&V, Boddington, Akyem and Twin Creeks.

•

Adjusted net income (loss): Delivered Adjusted net income (loss) of $144 or $0.26 per diluted share, a 43% decrease from the prior-year quarter (See “Non-GAAP Financial Measures” beginning on page 68).

•	Adjusted EBITDA: Generated $545 in Adjusted EBITDA, a 22% decrease from the prior-year quarter (See “Non-GAAP Financial Measures” beginning on page 68).
•

Cash Flow:  Reported Net cash provided by (used in) operating activities of continuing operations of $667 for the six months ended June 30, 2018, a 26% decrease from the prior year, and free cash flow of $178 (See “Non-GAAP Financial Measures” beginning on page 68).

•

Portfolio improvements: Agreement to acquire 50% ownership interest in Galore Creek from NovaGold, partnering with Teck Resources Limited; completed Twin Underground and Northwest Exodus projects in Nevada; advanced the Akyem Underground project to prefeasibility study in Africa; welcomed Sumitomo Corporation as a new 5% partner at Yanacocha in Peru; and divested royalty portfolio forming a strategic partnership with Maverix Metals.

•

Attributable gold production: Decreased 14% to 1.16 million ounces primarily from lower grades at Carlin, Twin Creeks, Boddington and Akyem and a build of CC&V concentrate inventory to be processed in Nevada.

•

Financial strength: Ended the quarter with $3.1 billion cash on hand and net debt under $1.0 billion; an industry-leading balance sheet with investment-grade credit profile; and a quarterly dividend declared of $0.14 per share, an increase of 87% over the prior-year quarter.

Our global project pipeline

Newmont’s capital-efficient project pipeline supports stable production with improving margins and mine life. Near-term development capital projects and those recently completed are presented below. Funding for Subika Underground, Ahafo Mill Expansion, Twin Underground, Quecher Main and Tanami Power projects has been approved and these projects are in execution.

Subika Underground, Africa. This project leverages existing infrastructure and an optimized approach to develop Ahafo’s most promising underground resource. First production was achieved in June 2017 with commercial production expected in the fourth quarter of 2018. The project is expected to have an average annual gold production of between 150,000 and 200,000 ounces per year for the first five years beginning in 2019 with an initial mine life of approximately 11 years. Development capital costs (excluding capitalized interest) since approval were $130, of which $24 related to the second quarter of 2018.

Ahafo Mill Expansion, Africa. This project is designed to maximize resource value by improving production margins and accelerating stockpile processing. The project also supports profitable development of Ahafo’s highly prospective underground resources. The expansion is expected to have an average annual gold production of between 75,000 and 100,000 ounces per year for the first five years beginning in 2020. Development capital costs (excluding capitalized interest) since approval were $83, of which $21 related to the second quarter of 2018. A tragic construction accident occurred in April which resulted in six fatalities. We continue to work with the government of Ghana for a safe restart in August. The delay will shift first gold into the second half of 2019, while commercial production remains in the second half of 2019.

Twin Underground, North America. This project is a portal mine beneath Twin Creek’s Vista surface mine with similar mineralization. First production was achieved in August 2017, and commercial production was declared in July 2018. The expansion will add between 30,000 and 40,000 ounces of gold per year between 2018 and 2022. The project was completed on schedule for $42.

Quecher Main, South America. This project will add oxide production at Yanacocha, leverage existing infrastructure and enable potential future growth at Yanacocha. First production is expected in late 2018 with commercial production in the second half of 2019. Quecher Main extends the life of the Yanacocha operation to 2027 with average annual gold production of about 200,000 ounces per year (on a consolidated basis) between 2020 and 2025. Development capital costs (excluding capitalized interest) since approval were $41, of which $20 related to the second quarter of 2018.

Tanami Power, Australia. This project will lower power costs beginning in 2019, mitigate fuel supply risk and reduce carbon emissions. The project includes a 450 kilometer natural gas pipeline to be constructed connecting the Tanami site to the Amadeus Gas Pipeline, and construction and operation of two on-site power stations. The gas supply, gas transmission and power purchase agreements are for a ten year term with options to extend.

We manage our wider project portfolio to maintain flexibility to address the development risks associated with our projects including permitting, local community and government support, engineering and procurement availability, technical issues, escalating costs and other associated risks that could adversely impact the timing and costs of certain opportunities.

PART I—FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS.

NEWMONT MINING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited, in millions except per share)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Sales (Note 4)	$1,662	$1,875	$3,479	$3,565

Costs and expenses:
Costs applicable to sales (1)	965	999	1,994	1,956
Depreciation and amortization	279	310	580	610
Reclamation and remediation (Note 5)	37	43	65	72
Exploration	54	51	94	87
Advanced projects, research and development	36	32	70	58
General and administrative	63	58	122	113
Other expense, net (Note 6)	13	14	24	31
	1,447	1,507	2,949	2,927
Other income (expense):
Other income, net (Note 7)	139	31	160	22
Interest expense, net of capitalized interest	(49)	(64)	(102)	(131)
	90	(33)	58	(109)
Income (loss) before income and mining tax and other items	305	335	588	529
Income and mining tax benefit (expense) (Note 8)	(18)	(166)	(123)	(277)
Equity income (loss) of affiliates	(7)	(3)	(16)	(5)
Net income (loss) from continuing operations	280	166	449	247
Net income (loss) from discontinued operations (Note 9)	18	(15)	40	(38)
Net income (loss)	298	151	489	209
Net loss (income) attributable to noncontrolling interests (Note 10)	(6)	24	(5)	13
Net income (loss) attributable to Newmont stockholders	$292	$175	$484	$222

Net income (loss) attributable to Newmont stockholders:
Continuing operations	$274	$190	$444	$260
Discontinued operations	18	(15)	40	(38)
	$292	$175	$484	$222
Net income (loss) per common share (Note 11):
Basic:
Continuing operations	$0.52	$0.36	$0.84	$0.49
Discontinued operations	0.03	(0.03)	0.07	(0.07)
	$0.55	$0.33	$0.91	$0.42
Diluted:
Continuing operations	$0.51	$0.36	$0.83	$0.49
Discontinued operations	0.03	(0.03)	0.07	(0.07)
	$0.54	$0.33	$0.90	$0.42

Cash dividends declared per common share	$0.14	$0.05	$0.28	$0.10

(1)	Excludes Depreciation and amortization and Reclamation and remediation.

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

NEWMONT MINING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(unaudited, in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net income (loss)	$298	$151	$489	$209
Other comprehensive income (loss):
Change in marketable securities, net of tax of $-, $-, $- and $-, respectively	(1)	(4)	1	(11)
Foreign currency translation adjustments	(1)	—	(4)	4
Change in pension and other post-retirement benefits, net of tax of $(2), $(1), $(3) and $(5), respectively	4	3	9	9
Change in fair value of cash flow hedge instruments, net of tax of $(2), $(3), $(3) and $(7), respectively	5	5	9	14
Other comprehensive income (loss)	7	4	$15	$16
Comprehensive income (loss)	$305	$155	$504	$225

Comprehensive income (loss) attributable to:
Newmont stockholders	$299	$179	$499	$238
Noncontrolling interests	6	(24)	5	(13)
	$305	$155	$504	$225

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

NEWMONT MINING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in millions)

	Six Months Ended June 30,
	2018	2017
Operating activities:
Net income (loss)	$489	$209
Adjustments:
Depreciation and amortization	580	610
Stock-based compensation (Note 13)	38	35
Reclamation and remediation	61	68
Loss (income) from discontinued operations (Note 9)	(40)	38
Deferred income taxes	(19)	76
Gain on asset and investment sales, net	(99)	(16)
Write-downs of inventory and stockpiles and ore on leach pads	158	92
Other operating adjustments	9	58
Net change in operating assets and liabilities (Note 23)	(510)	(268)
Net cash provided by (used in) operating activities of continuing operations	667	902
Net cash provided by (used in) operating activities of discontinued operations (1)	(5)	(9)
Net cash provided by (used in) operating activities	662	893

Investing activities:
Additions to property, plant and mine development	(489)	(363)
Acquisitions, net	(39)	—
Proceeds from sales of investments	15	19
Purchases of investments	(6)	(113)
Other	2	17
Net cash provided by (used in) investing activities	(517)	(440)

Financing activities:
Dividends paid to common stockholders	(150)	(54)
Repurchase of common stock	(70)	—
Distributions to noncontrolling interests	(69)	(80)
Funding from noncontrolling interests	52	46
Proceeds from sale of noncontrolling interests	48	—
Payments for withholding of employee taxes related to stock-based compensation	(39)	(13)
Other	(3)	(6)
Net cash provided by (used in) financing activities	(231)	(107)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(2)	2
Net change in cash, cash equivalents and restricted cash	(88)	348
Cash, cash equivalents and restricted cash at beginning of period	3,298	2,782
Cash, cash equivalents and restricted cash at end of period	$3,210	$3,130

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$3,127	$3,105
Restricted cash included in Other current assets	1	2
Restricted cash included in Other noncurrent assets	82	23
Total cash, cash equivalents and restricted cash	$3,210	$3,130

(1)

Net cash provided by (used in) operating activities of discontinued operations includes $(5) and $(6) related to the Holt royalty obligation and $- and $(3) related to closing costs for the sale of Batu Hijau, all of which were paid out of Cash and cash equivalents held for use for the six months ended June 30, 2018 and 2017, respectively. For additional information regarding the Company’s discontinued operations, see Note 9.

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

NEWMONT MINING CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited, in millions)

	At June 30,	At December 31,
	2018	2017
ASSETS
Cash and cash equivalents	$3,127	$3,259
Trade receivables (Note 4)	133	124
Other accounts receivables	101	113
Investments (Note 16)	56	62
Inventories (Note 17)	697	679
Stockpiles and ore on leach pads (Note 18)	711	676
Other current assets	142	153
Current assets	4,967	5,066
Property, plant and mine development, net	12,351	12,338
Investments (Note 16)	353	280
Stockpiles and ore on leach pads (Note 18)	1,837	1,848
Deferred income tax assets	537	549
Other non-current assets	610	565
Total assets	$20,655	$20,646

LIABILITIES
Lease and other financing obligations (Note 20)	$13	$4
Accounts payable	360	375
Employee-related benefits	240	309
Income and mining taxes payable	71	248
Other current liabilities (Note 21)	396	462
Current liabilities	1,080	1,398
Debt (Note 19)	4,042	4,040
Lease and other financing obligations (Note 20)	66	21
Reclamation and remediation liabilities (Note 5)	2,369	2,345
Deferred income tax liabilities	589	595
Employee-related benefits	392	386
Other non-current liabilities (Note 21)	284	342
Total liabilities	8,822	9,127

Contingently redeemable noncontrolling interest (Note 10)	48	—

EQUITY
Common stock	857	855
Treasury stock	(69)	(30)
Additional paid-in capital	9,595	9,592
Accumulated other comprehensive income (loss) (Note 22)	(162)	(292)
Retained earnings	592	410
Newmont stockholders' equity	10,813	10,535
Noncontrolling interests	972	984
Total equity	11,785	11,519
Total liabilities and equity	$20,655	$20,646

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

NEWMONT MINING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(unaudited, in millions)

						Accumulated				Contingently
					Additional	Other				Redeemable
	Common Stock		Treasury Stock		Paid-In	Comprehensive	Retained	Noncontrolling	Total	Noncontrolling
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Earnings	Interests	Equity	Interest
	(in millions)
Balance at December 31, 2017	534	$855	(1)	$(30)	$9,592	$(292)	$410	$984	$11,519	$—
Cumulative-effect adjustment of adopting ASU No. 2016-01	—	—	—	—	—	115	(115)	—	—	—
Net income (loss)	—	—	—	—	—	—	484	5	489	—
Other comprehensive income (loss)	—	—	—	—	—	15	—	—	15	—
Sale of noncontrolling interest	—	—	—	—	—	—	—	—	—	48
Dividends declared	—	—	—	—	—	—	(150)	—	(150)	—
Distributions declared to noncontrolling interests	—	—	—	—	—	—	—	(69)	(69)	—
Cash calls requested from noncontrolling interests	—	—	—	—	—	—	—	52	52	—
Repurchase and retirement of common stock	(2)	(3)	—	—	(30)	—	(37)	—	(70)	—
Withholding of employee taxes related to stock-based compensation	—	—	(1)	(39)	—	—	—	—	(39)	—
Stock-based awards and related share issuances	3	5	—	—	33	—	—	—	38	—
Balance at June 30, 2018	535	$857	(2)	$(69)	$9,595	$(162)	$592	$972	$11,785	$48

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

Contingently Redeemable Noncontrolling Interest

Certain noncontrolling interests in consolidated entities meet the definition of redeemable financial instruments if the ability to redeem the interest is outside of the control of the consolidating entity. In such cases, these financial instruments are required to be classified outside of permanent equity (referred to as temporary equity).

Revenue Recognition

The Company adopted ASC 606, Revenue from contracts with customers, on January 1, 2018. Changes to the accounting policy as a result of adoption are discussed below.

Newmont generates revenue by selling gold and copper produced from its mining operations. Refer to Note 3 for further information regarding the Company’s operating segments.

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

Generally, if a metal expected to be mined represents more than 10 to 20% of the life of mine sales value of all the metal expected to be mined, co-product accounting should apply. When the Company applies co-product accounting at an operation, revenue is recognized for each co-product metal sold, and shared costs applicable to sales are allocated based on the relative sales values of the co-product metals produced. Generally, if metal expected to be mined is less than the 10 to 20% of the life of mine sales value, by-product accounting should apply. Revenues from by-product sales, which are immaterial, are credited to Costs applicable to sales as a by-product credit. Copper is produced as a co-product at Phoenix and Boddington. Copper and silver is produced as a by-product at certain of the Company’s other operations.

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

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

The principal risks associated with recognition of sales on a provisional basis include metal price fluctuations and updated quantities between the date the sale is recorded and the date of final settlement. If a significant decline in metal prices occurs, or assay data results in a significant change in quantity between the provisional pricing date and the final settlement date, it is reasonably possible that the Company could be required to return a portion of the provisional payment received on the sale.

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

The adoption of this standard primarily impacts the timing of revenue recognition on certain concentrate contracts based on the Company’s determination of when control is transferred. Revenue related to concentrate shipments is now generally recognized upon completion of loading the material for shipment to the customer and satisfaction of the Company’s significant performance obligation. Prior to the adoption of this standard, revenue was recognized for these contracts when the price was determinable, the concentrate had been loaded on a vessel or received by the customer, risk and title had been transferred and collection of the sales price was reasonably assured.

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

Statement of Cash Flows

In August 2016, ASU No. 2016-15 was issued related to the statement of cash flows. This new guidance addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. This update is effective in fiscal years, including interim periods, beginning

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

after December 15, 2017. The Company adopted the guidance as of January 1, 2018. Upon adoption, the Company reclassified $6 for the six months ended June 30, 2017 of Acquisitions, net previously reported as a cash outflow from investing activities, to operating activities on the Consolidated Statements of Cash Flows related to contingent consideration payments.

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

Employee Benefits

In March 2017, ASU No. 2017-07 was issued related to the presentation of net periodic pension and postretirement cost. The new guidance requires the service cost component of net benefit costs to be classified similar to other compensation costs arising from services rendered by employees. Other components of net benefit costs are required to be classified separately from the service cost and outside income from operations. The Company adopted this guidance as of January 1, 2018. The adoption of this guidance resulted in the recognition of other components of net benefit costs within Other income, net rather than Costs applicable to sales or General and administrative and is no longer included in costs that benefit the inventory or production process. Adoption of this guidance did not have a material impact on the Consolidated Financial Statements or disclosures.

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

Recently Issued Accounting Pronouncements

Leases

In February 2016, ASU No. 2016-02 was issued related to leases, which was further amended in September 2017 by ASU No. 2017-13, in January 2018 by ASU No. 2018-01 and in July 2018 by ASU No. 2018-10. The new guidance modifies the classification

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

criteria and requires lessees to recognize right-of-use assets and lease liabilities arising from most leases on the balance sheet with additional disclosures about leasing arrangements. This update is effective in fiscal years, including interim periods, beginning after December 15, 2018, and early adoption is permitted. The Company anticipates adopting the new guidance as of January 1, 2019.

The Company has begun its assessment of the new guidance and the impact it will have on the Consolidated Financial Statements and disclosures, and expects to complete its analysis in 2018. To date, the Company has formed a cross-functional implementation team; commenced a completeness assessment over the lease population; begun the evaluation of the various practical expedients and policy elections that will be adopted; started to establish new policies, procedures and internal controls related to the new standard; and commenced the review of contracts that are expected to be outstanding as of the adoption date.

Management is still completing its assessment of the impacts; however, based on the procedures performed, management has identified certain service contracts that contain embedded leases under the revised guidance. The Company expects that the adoption of the new standard will gross up the Consolidated Balance Sheets with the recognition of right-of-use assets and lease liabilities related to operating leases. The Company does not expect there will be a material impact to the Consolidated Statements of Operations and the Consolidated Statements of Cash Flows. The Company is in the process of assessing the required disclosures of the new standard, and expects to provide additional qualitative and quantitative disclosures related to leasing arrangements upon adoption.

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

NOTE 3     SEGMENT INFORMATION

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

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

Unless otherwise noted, the Company presents only the reportable segments of its continuing operations in the tables below. The financial information relating to the Company’s segments is as follows:

				Advanced	Income (Loss)
		Costs	Depreciation	Projects, Research	before Income
		Applicable	and	and Development	and Mining Tax	Capital
	Sales	to Sales	Amortization	and Exploration	and Other Items	Expenditures(1)
Three Months Ended June 30, 2018
Carlin	$244	$178	$43	$8	$13	$42
Phoenix:
Gold	63	44	10
Copper	21	14	4
Total Phoenix	84	58	14	1	10	11
Twin Creeks	114	66	16	3	33	22
Long Canyon	56	18	19	6	11	2
CC&V	88	42	14	1	25	9
Other North America	—	—	1	9	(9)	2
North America	586	362	107	28	83	88

Yanacocha	147	92	22	12	(3)	24
Merian	132	61	20	6	46	27
Other South America	—	—	4	8	(13)	1
South America	279	153	46	26	30	52

Boddington:
Gold	220	130	24
Copper	60	32	6
Total Boddington	280	162	30	—	92	10
Tanami	134	74	16	4	43	26
Kalgoorlie	122	62	6	3	53	5
Other Australia	—	—	2	2	(2)	—
Australia	536	298	54	9	186	41

Ahafo	132	90	29	4	6	64
Akyem	129	62	41	4	21	11
Other Africa	—	—	—	1	(3)	—
Africa	261	152	70	9	24	75

Corporate and Other	—	—	2	18	(18)	2
Consolidated	$1,662	$965	$279	$90	$305	$258

(1)	Consolidated capital expenditures on a cash basis were $258.

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

				Advanced	Income (Loss)
		Costs	Depreciation	Projects, Research	before Income
		Applicable	and	and Development	and Mining Tax	Capital
	Sales	to Sales	Amortization	and Exploration	and Other Items	Expenditures(1)
Three Months Ended June 30, 2017
Carlin	$279	$170	$46	$5	$55	$48
Phoenix:
Gold	67	46	12
Copper	24	16	4
Total Phoenix	91	62	16	3	9	4
Twin Creeks	156	61	17	2	72	9
Long Canyon	57	13	18	5	21	3
CC&V	166	74	33	3	53	4
Other North America	—	—	1	4	(5)	1
North America	749	380	131	22	205	69

Yanacocha	149	134	34	8	(59)	9
Merian	150	64	26	4	54	22
Other South America	—	—	3	9	(16)	—
South America	299	198	63	21	(21)	31

Boddington:
Gold	262	147	31
Copper	52	28	6
Total Boddington	314	175	37	1	94	14
Tanami	123	58	15	6	55	28
Kalgoorlie	113	55	5	1	52	4
Other Australia	—	—	1	2	(5)	2
Australia	550	288	58	10	196	48

Ahafo	112	60	15	10	25	36
Akyem	165	73	40	5	45	6
Other Africa	—	—	—	1	(4)	—
Africa	277	133	55	16	66	42

Corporate and Other	—	—	3	14	(111)	2
Consolidated	$1,875	$999	$310	$83	$335	$192

(1)	Includes an increase in accrued capital expenditures of $9; consolidated capital expenditures on a cash basis were $183.

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

				Advanced	Income (Loss)
		Costs	Depreciation	Projects, Research	before Income
		Applicable	and	and Development	and Mining Tax	Capital
	Sales	to Sales	Amortization	and Exploration	and Other Items	Expenditures(1)
Six Months Ended June 30, 2018
Carlin	$548	$377	$95	$15	$55	$72
Phoenix:
Gold	163	106	25
Copper	47	30	8
Total Phoenix	210	136	33	2	36	18
Twin Creeks	224	130	31	5	64	40
Long Canyon	115	34	38	12	30	5
CC&V	171	81	29	3	51	18
Other North America	—	—	1	13	(15)	4
North America	1,268	758	227	50	221	157

Yanacocha	290	206	52	22	(31)	40
Merian	298	128	42	9	120	49
Other South America	—	—	7	15	(29)	1
South America	588	334	101	46	60	90

Boddington:
Gold	430	258	47
Copper	112	63	12
Total Boddington	542	321	59	—	166	26
Tanami	301	150	35	10	110	47
Kalgoorlie	239	122	12	6	101	13
Other Australia	—	—	3	4	(4)	1
Australia	1,082	593	109	20	373	87

Ahafo	270	180	55	8	22	126
Akyem	271	129	83	7	45	21
Other Africa	—	—	—	2	(5)	—
Africa	541	309	138	17	62	147

Corporate and Other	—	—	5	31	(128)	6
Consolidated	$3,479	$1,994	$580	$164	$588	$487

(1)	Includes a decrease in accrued capital expenditures of $2; consolidated capital expenditures on a cash basis were $489.

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

				Advanced	Income (Loss)
		Costs	Depreciation	Projects, Research	before Income
		Applicable	and	and Development	and Mining Tax	Capital
	Sales	to Sales	Amortization	and Exploration	and Other Items	Expenditures(1)
Six Months Ended June 30, 2017
Carlin	$543	$378	$99	$8	$54	$96
Phoenix:
Gold	121	90	23
Copper	50	34	9
Total Phoenix	171	124	32	4	7	10
Twin Creeks	258	111	31	4	107	17
Long Canyon	96	25	31	10	30	7
CC&V	322	149	65	7	99	8
Other North America	—	—	1	7	(10)	3
North America	1,390	787	259	40	287	141

Yanacocha	328	253	70	12	(50)	20
Merian	283	112	47	8	114	38
Other South America	—	—	7	19	(35)	—
South America	611	365	124	39	29	58

Boddington:
Gold	490	269	57
Copper	97	49	10
Total Boddington	587	318	67	1	180	29
Tanami	215	108	31	9	75	52
Kalgoorlie	217	107	9	3	95	8
Other Australia	—	—	3	3	(20)	3
Australia	1,019	533	110	16	330	92

Ahafo	226	136	38	16	34	53
Akyem	319	135	74	6	100	12
Other Africa	—	—	—	2	(5)	—
Africa	545	271	112	24	129	65

Corporate and Other	—	—	5	26	(246)	4
Consolidated	$3,565	$1,956	$610	$145	$529	$360

(1)	Includes a decrease in accrued capital expenditures of $3; consolidated capital expenditures on a cash basis were $363.

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

NOTE 4     SALES

The following table presents the Company’s Sales by mining operation, product and inventory type:

		Gold Sales	Copper Sales
	Gold Sales	from	from	Copper Sales
	from Doré	Concentrate	Concentrate	from Cathode
	Production	Production	Production	Production	Total Sales
Three Months Ended June 30, 2018
Carlin	$244	$—	$—	$—	$244
Phoenix	30	33	9	12	84
Twin Creeks	114	—	—	—	114
Long Canyon	56	—	—	—	56
CC&V	88	—	—	—	88
North America	532	33	9	12	586

Yanacocha	147	—	—	—	147
Merian	132	—	—	—	132
South America	279	—	—	—	279

Boddington	64	156	60	—	280
Tanami	134	—	—	—	134
Kalgoorlie	122	—	—	—	122
Australia	320	156	60	—	536

Ahafo	132	—	—	—	132
Akyem	129	—	—	—	129
Africa	261	—	—	—	261

Consolidated	$1,392	$189	$69	$12	$1,662

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

		Gold Sales	Copper Sales
	Gold Sales	from	from	Copper Sales
	from Doré	Concentrate	Concentrate	from Cathode
	Production	Production	Production	Production	Total Sales
Three Months Ended June 30, 2017
Carlin	$279	$—	$—	$—	$279
Phoenix	30	37	12	12	91
Twin Creeks	156	—	—	—	156
Long Canyon	57	—	—	—	57
CC&V	161	5	—	—	166
North America	683	42	12	12	749

Yanacocha	149	—	—	—	149
Merian	150	—	—	—	150
South America	299	—	—	—	299

Boddington	64	198	52	—	314
Tanami	123	—	—	—	123
Kalgoorlie	113	—	—	—	113
Australia	300	198	52	—	550

Ahafo	112	—	—	—	112
Akyem	165	—	—	—	165
Africa	277	—	—	—	277

Consolidated	$1,559	$240	$64	$12	$1,875

		Gold Sales	Copper Sales
	Gold Sales	from	from	Copper Sales
	from Doré	Concentrate	Concentrate	from Cathode
	Production	Production	Production	Production	Total Sales
Six Months Ended June 30, 2018
Carlin	$548	$—	$—	$—	$548
Phoenix	71	92	21	26	210
Twin Creeks	224	—	—	—	224
Long Canyon	115	—	—	—	115
CC&V	171	—	—	—	171
North America	1,129	92	21	26	1,268

Yanacocha	290	—	—	—	290
Merian	298	—	—	—	298
South America	588	—	—	—	588

Boddington	123	307	112	—	542
Tanami	301	—	—	—	301
Kalgoorlie	239	—	—	—	239
Australia	663	307	112	—	1,082

Ahafo	270	—	—	—	270
Akyem	271	—	—	—	271
Africa	541	—	—	—	541

Consolidated	$2,921	$399	$133	$26	$3,479

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

		Gold Sales	Copper Sales
	Gold Sales	from	from	Copper Sales
	from Doré	Concentrate	Concentrate	from Cathode
	Production	Production	Production	Production	Total Sales
Six Months Ended June 30, 2017
Carlin	$543	$—	$—	$—	$543
Phoenix	54	67	27	23	171
Twin Creeks	258	—	—	—	258
Long Canyon	96	—	—	—	96
CC&V	311	11	—	—	322
North America	1,262	78	27	23	1,390

Yanacocha	328	—	—	—	328
Merian	283	—	—	—	283
South America	611	—	—	—	611

Boddington	123	367	97	—	587
Tanami	215	—	—	—	215
Kalgoorlie	217	—	—	—	217
Australia	555	367	97	—	1,019

Ahafo	226	—	—	—	226
Akyem	319	—	—	—	319
Africa	545	—	—	—	545

Consolidated	$2,973	$445	$124	$23	$3,565

The following table details the receivables included within Trade receivables:

	At June 30,	At December 31,
	2018	2017
Receivables from Sales:
Gold sales from doré	$36	$—
Gold and copper sales from concentrate production	96	117
Copper sales from cathode production	1	7
Total receivables from Sales	$133	$124

The impact to Sales from revenue initially recognized in previous periods due to the changes in the final pricing and changes in quantities resulting from assays is an increase (decrease) of $(1) and $(1), respectively, for the three months ended June 30, 2018 and an increase (decrease) of $1 and $(6), respectively, for the three months ended June 30, 2017.

The impact to Sales from revenue initially recognized in previous periods due to the changes in the final pricing and changes in quantities resulting from assays is an increase (decrease) of $(3) and $1, respectively, for the six months ended June 30, 2018 and an increase (decrease) of $11 and $2, respectively, for the six months ended June 30, 2017.

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

The following tables summarize the impacts of adopting this standard on the Company’s Condensed Consolidated Financial Statements for the three and six months ended June 30, 2018:

	Three Months Ended June 30, 2018
			Balance without
		Effect of	Adoption
Condensed Consolidated Statement of Operations	As Reported	Change	of ASC 606
Sales	$1,662	$89	$1,751
Costs applicable to sales	$965	$54	$1,019
Depreciation and amortization	$279	$12	$291
Income (loss) before income and mining tax and other items	$305	$23	$328
Income and mining tax benefit (expense)	$(18)	$(6)	$(24)
Net income (loss)	$298	$17	$315

Net income (loss) attributable to Newmont stockholders:
Continuing operations	$274	$17	$291
Discontinued operations	18	—	18
	$292	$17	$309
Net income (loss) per common share
Basic:
Continuing operations	$0.52	$0.03	$0.55
Discontinued operations	0.03	—	0.03
	$0.55	$0.03	$0.58
Diluted:
Continuing operations	$0.51	$0.03	$0.54
Discontinued operations	0.03	—	0.03
	$0.54	$0.03	$0.57

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

	Six Months Ended June 30, 2018
			Balance without
		Effect of	Adoption
Condensed Consolidated Statement of Operations	As Reported	Change	of ASC 606
Sales	$3,479	$(16)	$3,463
Costs applicable to sales	$1,994	$(8)	$1,986
Depreciation and amortization	$580	$(2)	$578
Income (loss) before income and mining tax and other items	$588	$(6)	$582
Income and mining tax benefit (expense)	$(123)	$2	$(121)
Net income (loss)	$489	$(4)	$485

Net income (loss) attributable to Newmont stockholders:
Continuing operations	$444	$(4)	$440
Discontinued operations	40	—	40
	$484	$(4)	$480
Net income (loss) per common share
Basic:
Continuing operations	$0.84	$(0.01)	$0.83
Discontinued operations	0.07	—	0.07
	$0.91	$(0.01)	$0.90
Diluted:
Continuing operations	$0.83	$(0.01)	$0.82
Discontinued operations	0.07	—	0.07
	$0.90	$(0.01)	$0.89

	Six Months Ended June 30, 2018
			Balance without
		Effect of	Adoption
Condensed Consolidated Statement of Cash Flows	As Reported	Change	of ASC 606
Operating activities:
Net income (loss)	$489	$(4)	$485
Adjustments:
Depreciation and amortization	$580	$(2)	$578
Net change in operating assets and liabilities	$(510)	$6	$(504)
Net cash provided by (used in) operating activities of continuing operations	$667	$—	$667

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

	At June 30, 2018
			Balance without
		Effect of	Adoption
Condensed Consolidated Balance Sheet	As Reported	Change	of ASC 606
Trade receivables	$133	$(16)	$117
Inventories	$697	$10	$707
Total assets	$20,655	$(6)	$20,649
Income and mining taxes payable	$71	$(2)	$69
Total liabilities	$8,822	$(2)	$8,820
Retained earnings	$592	$(4)	$588
Newmont stockholders' equity	$10,813	$(4)	$10,809
Total equity	$11,785	$(4)	$11,781
Total liabilities and equity	$20,655	$(6)	$20,649

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

The Company’s Reclamation and remediation expense consisted of:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Reclamation adjustments	$—	$15	$—	$15
Reclamation accretion	25	25	49	48
Total reclamation expense	25	40	49	63

Remediation adjustments	11	2	$14	$7
Remediation accretion	1	1	2	2
Total remediation expense	12	3	$16	$9
	$37	$43	$65	$72

Reclamation and remediation adjustments. In June 2018, the Company updated assumptions at a historic mine site for future water management costs of $8. In June 2017,  the Company updated reclamation liability assumptions at Yanacocha regarding water treatment costs on non-operating leach pads of $15.

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

The following are reconciliations of Reclamation and remediation liabilities:

	2018	2017
Reclamation balance at January 1,	$2,144	$1,913
Additions, changes in estimates and other	—	15
Payments, net	(13)	(11)
Accretion expense	49	48
Reclamation balance at June 30,	$2,180	$1,965

	2018	2017
Remediation balance at January 1,	$304	$312
Additions, changes in estimates and other	8	2
Payments, net	(20)	(21)
Accretion expense	2	2
Remediation balance at June 30,	$294	$295

The current portion of reclamation liabilities was $60 at June 30, 2018 and December 31, 2017, and was included in Other current liabilities. The current portion of remediation liabilities was $45 and $43 at June 30, 2018 and December 31, 2017, respectively, and was included in Other current liabilities.

At June 30, 2018 and December 31, 2017, $2,180 and $2,144, respectively, were accrued for reclamation obligations relating to operating properties. In addition, the Company is involved in several matters concerning environmental remediation obligations associated with former, primarily historic, mining activities. Generally, these matters concern developing and implementing remediation plans at the various sites involved.

At June 30, 2018 and December 31, 2017, $294 and $304, respectively, were accrued for such environmental remediation obligations. Depending upon the ultimate resolution of these matters, the Company believes that it is reasonably possible that the liability for these matters could be as much as 43% greater or 0% lower than the amount accrued at June 30, 2018. These amounts are included in Other current liabilities and Reclamation and remediation liabilities. The amounts accrued are reviewed periodically based upon facts and circumstances available at the time. Changes in estimates are recorded in Reclamation and remediation in the period estimates are revised.

Non-current restricted cash held for purposes of settling reclamation and remediation obligations was $34 and $38 at June 30, 2018 and December 31, 2017, respectively. Of the amounts at June 30, 2018, $25 was related to the Ahafo and Akyem mines in Ghana, Africa, $8 was related to the Con mine in Yellowknife, Northwest Territory, Canada, and $1 was related to the San Jose Reservoir in Yanacocha, Peru. Of the amount at December 31, 2017, $25 was related to the Ahafo and Akyem mines, $6 was related to the Con mine, $6 was related to the San Jose Reservoir, and $1 was related to the Midnite mine in Washington state.

Included in Other non-current assets at June 30, 2018 and December 31, 2017, was $58 and $64, respectively, of non-current restricted investments, which are legally pledged for purposes of settling reclamation and remediation obligations related to the San Jose Reservoir in Yanacocha, Midnight mine site and for various locations in North America.

Refer to Note 25 for further discussion of reclamation and remediation matters.

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

NOTE 6     OTHER EXPENSE, NET

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Restructuring and other	$9	$1	$15	$8
Acquisition cost adjustments	—	3	—	5
Impairment of long-lived assets	—	—	—	3
Other	4	10	9	15
	$13	$14	$24	$31

Restructuring and other. Restructuring and other represents certain costs associated with severance, legal and other settlements for all periods presented.

Acquisition cost adjustments. Acquisition cost adjustments represent net adjustments during 2017 to the contingent consideration and related liabilities associated with the acquisition of the final 33.33% interest in Boddington in June 2009.

Impairment of long-lived assets. Impairment of long-lived assets primarily relates to non-cash write-downs of obsolete assets at Yanacocha and Australia in 2017.

NOTE 7     OTHER INCOME, NET

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Gain (loss) on asset and investment sales, net	$100	$14	$99	$16
Interest	13	6	24	10
Foreign currency exchange, net	14	(4)	21	(21)
Change in fair value of marketable equity securities	5	—	5	—
Tanami insurance proceeds	—	13	—	13
Other	7	2	11	4
	$139	$31	$160	$22

Gain (loss) on asset and investment sales, net. In June 2018, the Company exchanged certain royalty interests carried at cost for cash consideration, an equity ownership in Maverix Metals Inc. ("Maverix") and warrants in Maverix, resulting in a pre-tax gain of  $100.  For additional information regarding this transaction, see Note 16.

In June 2017, the Company exchanged its interest in the Fort á la Corne joint venture for equity ownership in Shore Gold Inc., resulting in a pre-tax gain of $15.

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

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

NOTE 8     INCOME AND MINING TAXES

A reconciliation of the U.S. federal statutory tax rate to the Company’s effective income tax rate follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2018		2017		2018		2017
Income (loss) before income and mining tax and other items		$305		$335		$588		$529

U.S. Federal statutory tax rate	21%	$64	35%	$117	21%	$123	35%	$185
Reconciling items:
Percentage depletion	(3)	(8)	(13)	(42)	(4)	(25)	(14)	(74)
Change in valuation allowance on deferred tax assets	(5)	(15)	21	72	1	3	26	139
Adjustment to provisional expense related to the Tax Cuts and Job Act	(15)	(45)	—	—	(8)	(45)	—	—
Mining and other taxes	3	9	5	16	5	30	7	35
Foreign rate differential	5	15	—	—	8	46	—	—
Other	—	(2)	2	3	(2)	(9)	(2)	(8)
Income and mining tax expense	6%	$18	50%	$166	21%	$123	52%	$277

During the three months ended June 30, 2018, the Company released valuation allowance on capital losses of ($15) as a result of the exchange of certain royalty interests for cash consideration and shares and warrants in Maverix.

During the second quarter, the Company completed a fixed asset study regarding the deductibility of certain mineral interests related to Boddington. Based on the work performed to date, the Company determined it will be able to realize certain Australian deferred tax assets and recorded a tax benefit of $45 during the quarter. This adjustment was treated as a change to the provisional amount recorded in the fourth quarter of 2017 for the impacts of US tax reform as it relates to balances impacted by the tax restructuring completed at year-end. The Company expects to record additional updates to the provisional amounts for the impacts of US tax reform during the last half of 2018 following completion of the 2017 income tax returns and within the 12 month time frame provided under the SEC’s Staff Accounting Bulletin 118.

 NOTE 9     NET INCOME (LOSS) FROM DISCONTINUED OPERATIONS

The details of Net income (loss) from discontinued operations are set forth below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Holt royalty obligation	$17	$(15)	$36	$(38)
Batu Hijau contingent consideration (1)	1	—	4	—
Net income (loss) from discontinued operations	$18	$(15)	$40	$(38)

(1)	See Note 15 for details on the Batu Hijau contingent consideration.

The Holt Royalty Obligation

At June 30, 2018 and December 31, 2017, the estimated fair value of the Holt royalty obligation was $193 and $243, respectively. Changes to the estimated fair value resulting from periodic revaluations are recorded to Net income (loss) from discontinued operations, net of tax. During the three and six months ended June 30, 2018, the Company recorded a gain (loss) of $17 and $36, net of a tax benefit (expense) of $(5) and $(9), respectively, related to the Holt royalty obligation. During the three and six

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

months ended June 30, 2017, the Company recorded a gain (loss) of $(15) and $(38), net of tax benefit (expense) of $8 and $21, respectively, related to the Holt royalty obligation.

During the six months ended June 30, 2018 and 2017, the Company paid $5 and $6, respectively, related to the Holt royalty obligation. Refer to Note 14 for additional information on the Holt royalty obligation.

NOTE 10     NET INCOME (LOSS) ATTRIBUTABLE TO NONCONTROLLING INTERESTS

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Merian	$11	$13	$28	$26
Yanacocha	(5)	(37)	(23)	(38)
Other	—	—	—	(1)
	$6	$(24)	$5	$(13)

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

In December 2017, Minera Yanacocha S.R.L. (“Yanacocha”) repurchased a 5% ownership interest from International Finance Corporation, which resulted in Newmont’s ownership in Yanacocha increasing from 51.35% to 54.05%, with the remaining interests held by Buenaventura (which increased from 43.65% to 45.95%). In June 2018, Yanacocha sold a 5% ownership interest to Summit Global Management II VB, a subsidiary of Sumitomo Corporation (“Sumitomo”), in exchange for $48 in cash, which resulted in Newmont’s and Buenaventura’s ownership returning to 51.35% and 43.65%, respectively.

Under the terms of the transaction, Sumitomo has the option to require Yanacocha to repurchase the interest for $48 if the Yanacocha Sulfides project does not adequately progress by June 2022 or if the project is approved with an incremental rate of return below a contractually agreed upon rate.  Consequently, Sumitomo’s interest has been classified outside of permanent equity as Contingently redeemable noncontrolling interest on the Condensed Consolidated Balance Sheets. Under the terms of the sales agreement, the cash paid by Sumitomo at closing has been placed in escrow for repayment in the event the option is exercised. As a result of this transaction, the Company concluded that Newmont will continue to consolidate Yanacocha in its Condensed Consolidated Financial Statements under the voting interest model.

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

The following summarizes the assets and liabilities of Merian, (including noncontrolling interests):

	At June 30, 2018	At December 31, 2017
Current assets:
Cash and cash equivalents	$44	$27
Trade receivables	23	—
Inventories	81	79
Stockpiles and ore on leach pads	31	21
Other current assets (1)	4	6
	183	133
Non-current assets:
Property, plant and mine development, net	777	769
Other non-current assets (2)	3	8
Total assets	$963	$910

Current liabilities:
Accounts payable	$27	$22
Other current liabilities (3)	26	28
	53	50
Non-current liabilities:
Reclamation and remediation liabilities	18	18
Other non-current liabilities (4)	1	1
Total liabilities	$72	$69

(1)	Other current assets include other accounts receivables, prepaid assets and other current assets.
(2)	Other non-current assets include intangibles, stockpiles and ore on leach pads.
(3)	Other current liabilities include employee-related benefits and other current liabilities.
(4)	Other non-current liabilities include employee-related benefits.

NOTE 11    NET INCOME (LOSS) PER COMMON SHARE

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Net income (loss) attributable to Newmont stockholders:
Continuing operations	$274	$190	$444	$260
Discontinued operations	18	(15)	40	(38)
	$292	$175	$484	$222

Weighted average common shares (millions):
Basic	533	533	534	533
Effect of employee stock-based awards	2	2	1	1
Diluted	535	535	535	534

Net income (loss) per common share attributable to Newmont stockholders:
Basic:
Continuing operations	$0.52	$0.36	$0.84	$0.49
Discontinued operations	0.03	(0.03)	0.07	(0.07)
	$0.55	$0.33	$0.91	$0.42
Diluted:
Continuing operations	$0.51	$0.36	$0.83	$0.49
Discontinued operations	0.03	(0.03)	0.07	(0.07)
	$0.54	$0.33	$0.90	$0.42

During the three and six months ended June 30, 2018, the Company repurchased and retired approximately 0.2 million and 1.9 million shares of its common stock for $6 and $70, respectively. Additionally, during the three and six months ended June 30, 2018, the Company withheld a nominal amount and 1.0 million shares for payments of employee withholding taxes related to the vesting of stock awards.

When treasury shares are retired, the Company's policy is to allocate the excess of the repurchase price over the par value of shares acquired to both Retained earnings and Additional paid-in capital. The portion allocated to Additional paid-in capital is calculated on a pro-rata basis of the shares to be retired and the total shares issued and outstanding as of the date of the retirement.

NOTE 12    EMPLOYEE PENSION AND OTHER BENEFIT PLANS

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Pension benefit costs, net (1):
Service cost	$8	$8	$16	$15
Interest cost	11	11	21	22
Expected return on plan assets	(17)	(16)	(34)	(31)
Amortization, net	8	7	16	14
Settlements	—	—	—	4
	$10	$10	$19	$24

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Other benefit costs (credits), net (1):
Service cost	$1	$1	$1	$1
Interest cost	$1	$1	$2	$2
Amortization, net	(2)	(3)	(4)	(4)
	$—	$(1)	$(1)	$(1)

(1)	Service costs are included in Costs applicable to sales or General and administrative and the other components of benefit costs and settlements are included in Other income, net.

NOTE 13    STOCK-BASED COMPENSATION

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Stock-based compensation:
Performance leveraged stock units	$7	$9	$16	$17
Restricted stock units	12	10	22	17
Strategic stock units	—	—	—	1
	$19	$19	$38	$35

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

Level 2Quoted prices in markets that are not active, quoted prices for similar assets or liabilities in active markets, quoted prices or inputs that are observable, either directly or indirectly, for substantially the full term of the asset or liability and model-based valuation techniques (e.g. the Black-Scholes model) for which all significant inputs are observable in the market or can be corroborated by observable market data for substantially the full term of the assets or liabilities; and

Level 3Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (supported by little or no market activity).

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

	Fair Value at June 30, 2018
	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$3,127	$3,127	$—	$—
Restricted cash	83	83	—	—
Trade receivable from provisional gold and copper concentrate sales, net	86	—	86	—
Diesel forward derivative contracts	7	—	7	—
Marketable equity securities	178	166	12	—
Restricted marketable debt securities	51	22	29	—
Restricted other assets	7	7	—	—
Batu Hijau contingent consideration	27	—	—	27
	$3,566	$3,405	$134	$27
Liabilities:
Debt (1)	$4,391	$—	$4,391	$—
Holt royalty obligation	193	—	—	193
	$4,584	$—	$4,391	$193

	Fair Value at December 31, 2017
	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$3,259	$3,259	$—	$—
Restricted cash	39	39	—	—
Trade receivable from provisional gold and copper concentrate sales, net	111	—	111	—
Diesel forward derivative contracts	6	—	6	—
Marketable equity securities	165	165	—	—
Restricted marketable debt securities	55	17	38	—
Restricted other assets	9	9	—	—
Batu Hijau contingent consideration	23	—	—	23
	$3,667	$3,489	$155	$23
Liabilities:
Debt (1)	$4,671	$—	$4,671	$—
Foreign exchange forward derivative contracts	1	—	1	—
Holt royalty obligation	243	—	—	243
	$4,915	$—	$4,672	$243

(1)

Debt, exclusive of capital leases, is carried at amortized cost. The outstanding carrying value was $4,042 and $4,040 at June 30, 2018 and December 31, 2017, respectively. The fair value measurement of debt was based on an independent third party pricing source.

The fair values of the derivative instruments in the table above are presented on a net basis. The gross amounts related to the fair value of the derivative instruments above are included in Note 15. All other fair value disclosures in the above table are presented on a gross basis.

The Company’s cash and cash equivalents and restricted cash and restricted cash equivalents are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices. The cash and cash equivalent instruments and restricted cash are valued based on quoted market prices in active markets and are primarily money market securities and U.S. Treasury securities.

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

The Company’s marketable equity securities with readily determinable fair values are valued using quoted market prices in active markets and as such are classified within Level 1 of the fair value hierarchy. The fair value of the marketable equity securities are calculated as the quoted market price of the marketable equity security multiplied by the quantity of shares held by the Company. The Company’s marketable equity securities without readily determinable fair values are primarily comprised of warrants in publicly traded companies and are valued using a Black-Scholes model using quoted market prices in active markets of the underlying securities. As the contracts themselves are not traded on the exchange, these equity securities are classified within Level 2 of the fair value hierarchy.

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

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

The following tables set forth a summary of the quantitative and qualitative information related to the unobservable inputs used in the calculation of the Company’s Level 3 financial assets and liabilities at June 30, 2018 and December 31, 2017:

	At June 30,			Range/Weighted
Description	2018	Valuation technique	Unobservable input	average
Batu Hijau contingent consideration	$27	Monte Carlo	Discount rate	17.50%
			Short-term copper price	$3.12
			Long-term copper price	$3.00
Holt royalty obligation	$193	Monte Carlo	Discount rate	3.99%
			Short-term gold price	$1,306
			Long-term gold price	$1,300
			Gold production scenarios (in 000's of ounces)	334 - 1,576

	At December 31,			Range/Weighted
Description	2017	Valuation technique	Unobservable input	average
Batu Hijau contingent consideration	$23	Monte Carlo	Discount rate	17.50%
			Short-term copper price	$3.09
			Long-term copper price	$3.00
Holt royalty obligation	$243	Monte Carlo	Discount rate	3.32%
			Short-term gold price	$1,275
			Long-term gold price	$1,300
			Gold production scenarios (in 000's of ounces)	402 - 1,779

The following tables set forth a summary of changes in the fair value of the Company’s Level 3 financial assets and liabilities:

	Batu Hijau		Holt
	Contingent	Total	Royalty	Total
	Consideration (1)	Assets	Obligation (1)	Liabilities
Fair value at December 31, 2017	$23	$23	$243	$243
Settlements	—	—	(5)	(5)
Revaluation	4	4	(45)	(45)
Fair value at June 30, 2018	$27	$27	$193	$193

	Asset
	Backed	Batu Hijau		Holt
	Commercial	Contingent	Total	Royalty	Total
	Paper (2)	Consideration (1)	Assets	Obligation (1)	Liabilities
Fair value at December 31, 2016	$18	$13	$31	$187	$187
Settlements	(18)	—	(18)	(6)	(6)
Revaluation	—	—	—	59	59
Fair value at June 30, 2017	$—	$13	$13	$240	$240

(1)	The gain (loss) recognized is included in Net income (loss) from discontinued operations.
(2)	The gain (loss) recognized is included in Other income, net.

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

The Company had the following diesel derivative contracts outstanding at June 30, 2018:

	Expected Maturity Date
					Total/
	2018	2019	2020	2021	Average
Diesel Fixed Forward Contracts:
North America
Diesel gallons (millions)	7	3	3	1	14
Average rate ($/gallon)	1.68	1.78	1.97	2.04	1.79

South America
Diesel gallons (millions)	—	—	2	—	2
Average rate ($/gallon)	—	—	1.88	1.99	1.89

Australia
Diesel barrels (thousands)	—	12	73	17	102
Average rate ($/barrel)	—	85.93	77.06	79.69	78.54

The hedging instruments consist of a series of financially settled fixed forward contracts, which run through the second quarter of 2021 in North America, South America, and Australia.

Derivative Instrument Fair Values

The Company had the following derivative instruments designated as hedges at June 30, 2018 and December 31, 2017:

Fair Values of Derivative Instruments
At June 30, 2018
	Other	Other	Other	Other
	Current	Non-current	Current	Non-current
	Assets	Assets	Liabilities	Liabilities
Diesel fixed forwards	$5	$2	$—	$—

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

As of June 30, 2018 and December 31, 2017, all hedging instruments held by the Company were subject to enforceable master netting arrangements held by various financial institutions. In general, the terms of the Company’s agreements provide for offsetting of amounts payable or receivable between it and the counterparty, at the election of both parties, for transactions that occur on the same date and in the same currency. The Company’s agreements also provide that in the event of an early termination, the counterparties have the right to offset amounts owed or owing under that and any other agreement with the same counterparty. The Company’s accounting policy is to not offset these positions in its accompanying balance sheets. As of June 30, 2018 and December 31, 2017, the potential effect of netting derivative assets against liabilities due to the master netting agreement was not significant.

The following table shows the effect of cash flow hedge accounting in the Company’s Condensed Consolidated Statements of Operations.

	(Gain) Loss Recognized from Cash Flow Hedges
	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Total Costs applicable to sales	$965	$999	$1,994	$1,956
Amount of (gain) loss reclassified from Accumulated other comprehensive income (loss) into income (loss) from diesel hedging instruments	$(2)	$1	$(4)	$3
Amount of (gain) loss reclassified from Accumulated other comprehensive income (loss) into income (loss) from foreign currency hedging instruments	$2	$7	$5	$15
Total Interest expense, net	$49	$64	$102	$131
Amount of (gain) loss reclassified from Accumulated other comprehensive income (loss) into income (loss) from discontinued interest rate hedging instruments	$3	$3	$6	$5

The following table shows the location and amount of (gains) losses reported in the Company’s Condensed Consolidated Financial Statements related to the Company’s hedges.

	Foreign Currency		Diesel Fixed		Interest
	Exchange Contracts		Forward Contracts		Rate Contracts
	2018	2017	2018	2017	2018	2017
For the three months ended June 30,
Cash flow hedging relationships:
(Gain) loss recognized in Other comprehensive income (loss)	$—	$—	$(4)	$3	$—	$—
(Gain) loss reclassified from Accumulated other comprehensive income (loss) into income (loss)	$2	$7	$(2)	$1	$3	$3
For the six months ended June 30,
Cash flow hedging relationships:
(Gain) loss recognized in Other comprehensive income (loss)	$—	$(4)	$(5)	$6	$—	$—
(Gain) loss reclassified from Accumulated other comprehensive income (loss) into income (loss)	$5	$15	$(4)	$3	$6	$5

Over the next 12 months, the Company expects to reclassify from Accumulated other comprehensive income (loss) to income a loss of approximately $5, net of tax, related to unrealized hedge losses.

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

Batu Hijau Contingent Consideration

Consideration received by the Company in conjunction with the sale of PT Newmont Nusa Tenggara included the Contingent Payment and the Elang Development deferred payment deeds, which were determined to be financial instruments that met the definition of a derivative, but do not qualify for hedge accounting, under ASC 815. See Note 14 for additional information. Contingent consideration of $27 and $23 was included in Other non-current assets in the Company's Condensed Consolidated Balance Sheets as of June 30, 2018 and December 31, 2017, respectively.

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

The impact to Sales from revenue recognized due to the changes in the final pricing is an increase (decrease) of $(6) and $(2) for the three months ended June 30, 2018 and 2017, respectively, and an increase (decrease) of $(8) and $10 for the six months ended June 30, 2018 and 2017, respectively.

At June 30, 2018, Newmont had gold and copper sales of 78,000 ounces and 13 million pounds priced at an average of $1,251 per ounce and $3.01 per pound, respectively, subject to final pricing over the next several months.

NOTE 16    INVESTMENTS

At June 30, 2018
Fair Value/
Equity Basis (1)
Current:
Marketable equity securities	$56

Non-current:
Marketable equity securities:
Continental Gold Inc.	$108
Warrants	12
Other marketable equity securities	2
122

Other investments	5

Equity method investments:
TMAC Resources Inc. (28.71%)	102
Maverix Metals Inc. (27.98%)	78
Minera La Zanja S.R.L. (46.94%)	46
226
$353

Non-current restricted investments: (2)
Marketable debt securities (3)	$51
Other assets	7
$58

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

	At December 31, 2017
	Cost/Equity	Unrealized		Fair Value/
	Basis	Gain	Loss	Equity Basis (1)
Current:
Marketable equity securities	$38	$32	$(8)	$62

Non-current:
Marketable equity securities:
Continental Gold Inc.	$109	$—	$(8)	$101
Warrants	7	—	—	7
Other marketable equity securities	4	—	(2)	2
	120	—	(10)	110

Other investments	5	—	—	5

Equity method investments:
TMAC Resources Inc. (28.79%)	115	—	—	115
Minera La Zanja S.R.L. (46.94%)	50	—	—	50
	165	—	—	165
	$290	$—	$(10)	$280

Non-current restricted investments: (2)
Marketable debt securities	$58	$—	$(3)	$55
Other assets	8	1	—	9
	$66	$1	$(3)	$64

(1)

Subsequent to the adoption of ASU No. 2016-01 on January 1, 2018, unrealized gains and losses related to marketable equity securities are recorded in Other income, net. Previously, gains and losses related to unrealized marketable equity securities were recorded in Other comprehensive income (loss).

(2)

Non-current restricted investments are legally pledged for purposes of settling reclamation and remediation obligations and are included in Other non-current assets. For further information regarding these amounts, see Note 5.

(3)	There were nominal unrealized gains or losses recorded in Accumulated other comprehensive income (loss) as of June 30, 2018, related to marketable debt securities.

In June 2018, Newmont sold $11 of restricted marketable debt securities for cash in order to fund future remediation work at the Midnite Mine.

In June 2018, Newmont exchanged certain royalty interests for cash consideration of $17, received in July, and non-cash consideration comprised of 60 million common shares in Maverix and 10 million common share warrants in Maverix, with fair values upon closing of $78 and $5, respectively. Following the transaction, Newmont held a 27.98% equity ownership in Maverix. The Company determined the Maverix investment qualified as an equity method investment.

NOTE 17    INVENTORIES

	At June 30,	At December 31,
	2018	2017
Materials and supplies	$436	$416
In-process	135	131
Concentrate and copper cathode	91	83
Precious metals	35	49
	$697	$679

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

NOTE 18    STOCKPILES AND ORE ON LEACH PADS

	At June 30,	At December 31,
	2018	2017
Current:
Stockpiles	$351	$330
Ore on leach pads	360	346
	$711	$676
Non-current:
Stockpiles	$1,454	$1,502
Ore on leach pads	383	346
	$1,837	$1,848

	At June 30,	At December 31,
	2018	2017
Stockpiles and ore on leach pads:
Carlin	$469	$441
Phoenix	68	68
Twin Creeks	329	340
Long Canyon	45	34
CC&V	333	314
Yanacocha	263	270
Merian	31	25
Boddington	445	431
Tanami	1	4
Kalgoorlie	126	125
Ahafo	386	409
Akyem	52	63
	$2,548	$2,524

During the three and six months ended June 30, 2018, the Company recorded write-downs of $73 and $152, respectively, classified as components of Costs applicable to sales, and write-downs of $28 and $57, respectively, classified as components of Depreciation and amortization to reduce the carrying value of stockpiles and ore on leach pads to net realizable value. Of the write-downs during the three months ended June 30, 2018, $31 is related to Carlin, $17 to Twin Creeks, $2 to Yanacocha, $26 to Ahafo and $25 to Akyem. Of the write-downs during the six months ended June 30, 2018, $57 is related to Carlin, $33 to Twin Creeks, $26 to Yanacocha, $46 to Ahafo and $47 to Akyem.

During the three and six months ended June 30, 2017, the Company recorded write-downs of $46 and $86, respectively, classified as components of Costs applicable to sales, and write-downs of $18 and $31, respectively, classified as components of Depreciation and amortization to reduce the carrying value of stockpiles and ore on leach pads to net realizable value. Of the write-downs during the three months ended June 30, 2017, $11 was related to Carlin, $13 to Twin Creeks, $32 to Yanacocha and $8 to Akyem. Of the write-downs during the six months ended June 30, 2017, $34 was related to Carlin, $16 to Twin Creeks, $41 to Yanacocha, $18 to Ahafo and $8 to Akyem.

NOTE 19    DEBT

Scheduled minimum debt repayments are $- for the remainder of 2018, $626 in 2019, $- in 2020, $- in 2021, $992 in 2022 and $2,474 thereafter.

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

NOTE 20     LEASE AND OTHER FINANCING OBLIGATIONS

Scheduled minimum capital lease repayments are $2 in 2018, $3 in 2019, $1 in 2020, $1 in 2021, $1 in 2022 and $1 thereafter.

In December 2017, the Company began the early phases of the Tanami Power project which includes the construction of a gas pipeline to the Tanami site, and construction and operation of two on-site power stations under agreements that qualify for build-to-suit lease accounting. As of June 30, 2018 and December 31, 2017, the financing obligations under the build-to-suit arrangements were $71 and $14, of which $10 was classified as current as of June 30, 2018.

NOTE 21    OTHER LIABILITIES

	At June 30,	At December 31,
	2018	2017
Other current liabilities:
Accrued operating costs	$109	$124
Reclamation and remediation liabilities	105	103
Accrued capital expenditures	69	77
Accrued interest	52	52
Royalties	37	63
Holt royalty obligation	14	15
Taxes other than income and mining	5	7
Derivative instruments	—	1
Other	5	20
	$396	$462

Other non-current liabilities:
Holt royalty obligation	$179	$228
Income and mining taxes	43	47
Power supply agreements	30	32
Social development obligations	21	22
Other	11	13
	$284	$342

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

NOTE 22    RECLASSIFICATIONS OUT OF ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

			Pension and	Unrealized Gain
	Unrealized Gain	Foreign	Other	(Loss) on
	(Loss) on	Currency	Post-retirement	Cash flow
	Marketable	Translation	Benefit	Hedge
	Securities, net	Adjustments	Adjustments	Instruments	Total
Balance at December 31, 2017	$(116)	$130	$(208)	$(98)	$(292)
Cumulative effect adjustment of adopting ASU No. 2016-01	115	—	—	—	115
Net current-period other comprehensive income (loss):
Change in other comprehensive income (loss) before reclassifications	1	(4)	—	4	1
Reclassifications from accumulated other comprehensive income (loss)	—	—	9	5	14
Other comprehensive income (loss)	$1	$(4)	$9	$9	$15
Balance at June 30, 2018	$—	$126	$(199)	$(89)	$(162)

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)				Affected Line Item in the Condensed Consolidated Statements of Operations
	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Pension and other post-retirement benefit adjustments:
Amortization	$6	$4	$12	$10	Other income, net
Settlements	—	—	—	4	Other income, net
Total before tax	6	4	12	14
Tax	(2)	(1)	(3)	(5)
Net of tax	$4	$3	$9	$9

Hedge instruments adjustments:
Operating cash flow hedges	$—	$8	$1	$18	Costs applicable to sales
Interest rate contracts	3	3	6	5	Interest expense, net
Total before tax	3	11	7	23
Tax	(1)	(4)	(2)	(8)
Net of tax	$2	$7	$5	$15
Total reclassifications for the period, net of tax	$6	$10	$14	$24

NOTE 23    NET CHANGE IN OPERATING ASSETS AND LIABILITIES

Net cash provided by (used in) operating activities of continuing operations attributable to the net change in operating assets and liabilities is composed of the following:

	Six Months Ended June 30,
	2018	2017
Decrease (increase) in operating assets:
Trade and other accounts receivables	$37	$(22)
Inventories, stockpiles and ore on leach pads	(211)	(118)
Other assets	(17)	—
Increase (decrease) in operating liabilities:
Accounts payable and other accrued liabilities	(123)	(128)
Reclamation and remediation liabilities	(33)	(32)
Accrued tax liabilities	(163)	32
	$(510)	$(268)

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

	Three Months Ended June 30, 2018
	(Issuer)	(Guarantor)	(Non-Guarantor)		Newmont
	Newmont				Mining
	Mining	Newmont	Other		Corporation
Condensed Consolidating Statement of Operation	Corporation	USA	Subsidiaries	Eliminations	Consolidated
Sales	$—	$419	$1,243	$—	$1,662
Costs and expenses:
Costs applicable to sales (1)	—	281	684	—	965
Depreciation and amortization	1	75	203	—	279
Reclamation and remediation	—	4	33	—	37
Exploration	—	15	39	—	54
Advanced projects, research and development	—	8	28	—	36
General and administrative	—	22	41	—	63
Other expense, net	—	1	12	—	13
	1	406	1,040	—	1,447
Other income (expense):
Other income, net	(5)	20	124	—	139
Interest income - intercompany	17	11	12	(40)	—
Interest expense - intercompany	(11)	—	(29)	40	—
Interest expense, net	(48)	—	(1)	—	(49)
	(47)	31	106	—	90
Income (loss) before income and mining tax and other items	(48)	44	309	—	305
Income and mining tax benefit (expense)	10	(7)	(21)	—	(18)
Equity income (loss) of affiliates	330	(20)	(7)	(310)	(7)
Net income (loss) from continuing operations	292	17	281	(310)	280
Net income (loss) from discontinued operations	—	—	18	—	18
Net income (loss)	292	17	299	(310)	298
Net loss (income) attributable to noncontrolling interests:	—	—	(6)	—	(6)
Net income (loss) attributable to Newmont stockholders	$292	$17	$293	$(310)	$292
Comprehensive income (loss)	$299	$17	$299	$(310)	$305
Comprehensive loss (income) attributable to noncontrolling interests	—	—	(6)	—	(6)
Comprehensive income (loss) attributable to Newmont stockholders	$299	$17	$293	$(310)	$299

(1)	Excludes Depreciation and amortization and Reclamation and remediation.

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

	Three Months Ended June 30, 2017
	(Issuer)	(Guarantor)	(Non-Guarantor)		Newmont
	Newmont				Mining
	Mining	Newmont	Other		Corporation
Condensed Consolidating Statement of Operation	Corporation	USA	Subsidiaries	Eliminations	Consolidated
Sales	$—	$517	$1,358	$—	$1,875
Costs and expenses:
Costs applicable to sales (1)	—	280	719	—	999
Depreciation and amortization	1	82	227	—	310
Reclamation and remediation	—	4	39	—	43
Exploration	—	13	38	—	51
Advanced projects, research and development	—	2	30	—	32
General and administrative	—	18	40	—	58
Other expense, net	—	2	12	—	14
	1	401	1,105	—	1,507
Other income (expense):
Other income, net	23	3	5	—	31
Interest income - intercompany	23	24	15	(62)	—
Interest expense - intercompany	(14)	(4)	(44)	62	—
Interest expense, net	(59)	(1)	(4)	—	(64)
	(27)	22	(28)	—	(33)
Income (loss) before income and mining tax and other items	(28)	138	225	—	335
Income and mining tax benefit (expense)	9	(22)	(153)	—	(166)
Equity income (loss) of affiliates	194	(150)	(11)	(36)	(3)
Net income (loss) from continuing operations	175	(34)	61	(36)	166
Net income (loss) from discontinued operations	—	—	(15)	—	(15)
Net income (loss)	175	(34)	46	(36)	151
Net loss (income) attributable to noncontrolling interests	—	—	24	—	24
Net income (loss) attributable to Newmont stockholders	175	(34)	70	(36)	175
Comprehensive income (loss)	179	(29)	41	(36)	155
Comprehensive loss (income) attributable to noncontrolling interests	—	—	24	—	24
Comprehensive income (loss) attributable to Newmont stockholders	$179	$(29)	$65	$(36)	$179

(1)	Excludes Depreciation and amortization and Reclamation and remediation.

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

	Six Months Ended June 30, 2018
	(Issuer)	(Guarantor)	(Non-Guarantor)		Newmont
	Newmont				Mining
	Mining	Newmont	Other		Corporation
Condensed Consolidating Statement of Operation	Corporation	USA	Subsidiaries	Eliminations	Consolidated
Sales	$—	$931	$2,548	$—	$3,479
Costs and expenses:
Costs applicable to sales (1)	—	605	1,389	—	1,994
Depreciation and amortization	2	162	416	—	580
Reclamation and remediation	—	7	58	—	65
Exploration	—	26	68	—	94
Advanced projects, research and development	—	14	56	—	70
General and administrative	—	41	81	—	122
Other expense, net	—	2	22	—	24
	2	857	2,090	—	2,949
Other income (expense):
Other income, net	3	27	130	—	160
Interest income - intercompany	51	22	21	(94)	—
Interest expense - intercompany	(19)	—	(75)	94	—
Interest expense, net	(97)	(2)	(3)	—	(102)
	(62)	47	73	—	58
Income (loss) before income and mining tax and other items	(64)	121	531	—	588
Income and mining tax benefit (expense)	13	(21)	(115)	—	(123)
Equity income (loss) of affiliates	535	(77)	(16)	(458)	(16)
Net income (loss) from continuing operations	484	23	400	(458)	449
Net income (loss) from discontinued operations	—	—	40	—	40
Net income (loss)	484	23	440	(458)	489
Net loss (income) attributable to noncontrolling interests	—	—	(5)	—	(5)
Net income (loss) attributable to Newmont stockholders	$484	$23	$435	$(458)	$484
Comprehensive income (loss)	$499	$23	$440	$(458)	$504
Comprehensive loss (income) attributable to noncontrolling interests	—	—	(5)	—	(5)
Comprehensive income (loss) attributable to Newmont stockholders	$499	$23	$435	$(458)	$499

(1)	Excludes Depreciation and amortization and Reclamation and remediation.

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

	Six Months Ended June 30, 2017
	(Issuer)	(Guarantor)	(Non-Guarantor)		Newmont
	Newmont				Mining
	Mining	Newmont	Other		Corporation
Condensed Consolidating Statement of Operation	Corporation	USA	Subsidiaries	Eliminations	Consolidated
Sales	$—	$941	$2,624	$—	$3,565
Costs and expenses:
Costs applicable to sales (1)	—	583	1,373	—	1,956
Depreciation and amortization	2	165	443	—	610
Reclamation and remediation	—	7	65	—	72
Exploration	—	22	65	—	87
Advanced projects, research and development	—	3	55	—	58
General and administrative	—	35	78	—	113
Other expense, net	—	8	23	—	31
	2	823	2,102	—	2,927
Other income (expense):
Other income, net	26	3	(7)	—	22
Interest income - intercompany	47	24	22	(93)	—
Interest expense - intercompany	(22)	(4)	(67)	93	—
Interest expense, net	(121)	(3)	(7)	—	(131)
	(70)	20	(59)	—	(109)
Income (loss) before income and mining tax and other items	(72)	138	463	—	529
Income and mining tax benefit (expense)	25	(22)	(280)	—	(277)
Equity income (loss) of affiliates	269	(234)	(13)	(27)	(5)
Net income (loss) from continuing operations	222	(118)	170	(27)	247
Net income (loss) from discontinued operations	—	—	(38)	—	(38)
Net income (loss)	222	(118)	132	(27)	209
Net loss (income) attributable to noncontrolling interests	—	—	13	—	13
Net income (loss) attributable to Newmont stockholders	$222	$(118)	$145	$(27)	$222
Comprehensive income (loss)	$238	$(109)	$123	$(27)	$225
Comprehensive loss (income) attributable to noncontrolling interests	—	—	13	—	13
Comprehensive income (loss) attributable to Newmont stockholders	$238	$(109)	$136	$(27)	$238

(1)	Excludes Depreciation and amortization and Reclamation and remediation.

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

	Six Months Ended June 30, 2018
	(Issuer)	(Guarantor)	(Non-Guarantor)		Newmont
	Newmont				Mining
	Mining	Newmont	Other		Corporation
Condensed Consolidating Statement of Cash Flows	Corporation	USA	Subsidiaries	Eliminations	Consolidated
Operating activities:
Net cash provided by (used in) operating activities of continuing operations	$(63)	$251	$479	$—	$667
Net cash provided by (used in) operating activities of discontinued operations	—	—	(5)	—	(5)
Net cash provided by (used in) operating activities	(63)	251	474	—	662
Investing activities:
Additions to property, plant and mine development	—	(125)	(364)	—	(489)
Acquisitions, net	—	—	(39)	—	(39)
Proceeds from sales of investments	—	11	4	—	15
Purchases of investments	—	—	(6)	—	(6)
Other	—	2	—	—	2
Net cash provided by (used in) investing activities	—	(112)	(405)	—	(517)
Financing activities:
Dividends paid to common stockholders	(150)	—	—	—	(150)
Repurchase of common stock	(70)	—	—	—	(70)
Distributions to noncontrolling interests	—	—	(69)	—	(69)
Funding from noncontrolling interests	—	—	52	—	52
Proceeds from sale of noncontrolling interests	—	—	48	—	48
Payments for withholding of employee taxes related to stock-based compensation	—	(39)	—	—	(39)
Net intercompany borrowings (repayments)	283	(99)	(184)	—	—
Other	—	(1)	(2)	—	(3)
Net cash provided by (used in) financing activities	63	(139)	(155)	—	(231)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	—	—	(2)	—	(2)
Net change in cash, cash equivalents and restricted cash	—	—	(88)	—	(88)
Cash, cash equivalents and restricted cash at beginning of period	—	—	3,298	—	3,298
Cash, cash equivalents and restricted cash at end of period	$—	$—	$3,210	$—	$3,210

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$—	$—	$3,127	$—	$3,127
Restricted cash included in Other current assets	—	—	1	—	1
Restricted cash included in Other noncurrent assets	—	—	82	—	82
Total cash, cash equivalents and restricted cash	$—	$—	$3,210	$—	$3,210

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

	Six Months Ended June 30, 2017
	(Issuer)	(Guarantor)	(Non-Guarantor)		Newmont
	Newmont				Mining
	Mining	Newmont	Other		Corporation
Condensed Consolidating Statement of Cash Flows	Corporation	USA	Subsidiaries	Eliminations	Consolidated
Operating activities:
Net cash provided by (used in) operating activities of continuing operations	$(116)	$222	$796	$—	$902
Net cash provided by (used in) operating activities of discontinued operations	—	—	(9)	—	(9)
Net cash provided by (used in) operating activities	(116)	222	787	—	893
Investing activities:
Additions to property, plant and mine development	—	(121)	(242)	—	(363)
Acquisitions, net	—	—	—	—	—
Proceeds from sales of investments	—	—	19	—	19
Purchases of investments	(109)	—	(4)	—	(113)
Other	—	2	15	—	17
Net cash provided by (used in) investing activities	(109)	(119)	(212)	—	(440)
Financing activities:
Dividends paid to common stockholders	(54)	—	—	—	(54)
Repurchase of common stock	—	—	—	—	—
Distributions to noncontrolling interests	—	—	(80)	—	(80)
Funding from noncontrolling interests	—	—	46	—	46
Proceeds from sale of noncontrolling interests	—	—	—	—	—
Payments for withholding of employee taxes related to stock-based compensation	—	(13)	—	—	(13)
Net intercompany borrowings (repayments)	282	(90)	(192)	—	—
Other	(3)	(1)	(2)	—	(6)
Net cash provided by (used in) financing activities	225	(104)	(228)	—	(107)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	—	—	2	—	2
Net change in cash, cash equivalents and restricted cash	—	(1)	349	—	348
Cash, cash equivalents and restricted cash at beginning of period	—	1	2,781	—	2,782
Cash, cash equivalents and restricted cash at end of period	$—	$—	$3,130	$—	$3,130

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$—	$—	$3,105	$—	$3,105
Restricted cash included in Other current assets	—	—	2	—	2
Restricted cash included in Other noncurrent assets	—	—	23	—	23
Total cash, cash equivalents and restricted cash	$—	$—	$3,130	$—	$3,130

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

	At June 30, 2018
	(Issuer)	(Guarantor)	(Non-Guarantor)		Newmont
	Newmont				Mining
	Mining	Newmont	Other		Corporation
Condensed Consolidating Balance Sheet	Corporation	USA	Subsidiaries	Eliminations	Consolidated
Assets:
Cash and cash equivalents	$—	$—	$3,127	$—	$3,127
Trade receivables	—	15	118	—	133
Other accounts receivables	—	—	101	—	101
Intercompany receivable	2,075	4,882	3,692	(10,649)	—
Investments	—	—	56	—	56
Inventories	—	167	530	—	697
Stockpiles and ore on leach pads	—	215	496	—	711
Other current assets	—	40	102	—	142
Current assets	2,075	5,319	8,222	(10,649)	4,967
Property, plant and mine development, net	16	3,059	9,303	(27)	12,351
Investments	113	5	235	—	353
Investments in subsidiaries	13,250	(463)	16	(12,803)	—
Stockpiles and ore on leach pads	—	643	1,194	—	1,837
Deferred income tax assets	87	—	450	—	537
Non-current intercompany receivable	738	527	6	(1,271)	—
Other non-current assets	—	244	366	—	610
Total assets	$16,279	$9,334	$19,792	$(24,750)	$20,655
Liabilities:
Lease and other financing obligations	$—	$1	$12	$—	$13
Accounts payable	—	74	286	—	360
Intercompany payable	1,364	2,529	6,756	(10,649)	—
Employee-related benefits	—	100	140	—	240
Income and mining taxes	—	8	63	—	71
Other current liabilities	52	115	229	—	396
Current liabilities	1,416	2,827	7,486	(10,649)	1,080
Debt	4,042	—	—	—	4,042
Lease and other financing obligations	—	3	63	—	66
Reclamation and remediation liabilities	—	312	2,057	—	2,369
Deferred income tax liabilities	—	125	464	—	589
Employee-related benefits	1	223	168	—	392
Non-current intercompany payable	7	—	1,291	(1,298)	—
Other non-current liabilities	—	13	271	—	284
Total liabilities	5,466	3,503	11,800	(11,947)	8,822
Contingently redeemable noncontrolling interest	—	—	48	—	48
Equity:
Newmont stockholders’ equity	10,813	5,831	6,972	(12,803)	10,813
Noncontrolling interests	—	—	972	—	972
Total equity	10,813	5,831	7,944	(12,803)	11,785
Total liabilities and equity	$16,279	$9,334	$19,792	$(24,750)	$20,655

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

	At December 31, 2017
	(Issuer)	(Guarantor)	(Non-Guarantor)		Newmont
	Newmont				Mining
	Mining	Newmont	Other		Corporation
Condensed Consolidating Balance Sheet	Corporation	USA	Subsidiaries	Eliminations	Consolidated
Assets:
Cash and cash equivalents	$—	$—	$3,259	$—	$3,259
Trade receivables	—	18	106	—	124
Other accounts receivables	—	—	113	—	113
Intercompany receivable	2,053	4,601	3,484	(10,138)	—
Investments	—	—	62	—	62
Inventories	—	181	498	—	679
Stockpiles and ore on leach pads	—	196	480	—	676
Other current assets	—	38	115	—	153
Current assets	2,053	5,034	8,117	(10,138)	5,066
Property, plant and mine development, net	17	3,082	9,266	(27)	12,338
Investments	106	4	170	—	280
Investments in subsidiaries	12,012	(311)	—	(11,701)	—
Stockpiles and ore on leach pads	—	648	1,200	—	1,848
Deferred income tax assets	84	5	460	—	549
Non-current intercompany receivable	1,700	401	7	(2,108)	—
Other non-current assets	—	255	310	—	565
Total assets	$15,972	$9,118	$19,530	$(23,974)	$20,646
Liabilities:
Lease and other financing obligations	$—	$1	$3	$—	$4
Accounts payable	—	83	292	—	375
Intercompany payable	1,338	2,145	6,655	(10,138)	—
Employee-related benefits	—	143	166	—	309
Income and mining taxes	—	18	230	—	248
Other current liabilities	52	163	247	—	462
Current liabilities	1,390	2,553	7,593	(10,138)	1,398
Debt	4,040	—	—	—	4,040
Lease and other financing obligations	—	4	17	—	21
Reclamation and remediation liabilities	—	309	2,036	—	2,345
Deferred income tax liabilities	—	121	474	—	595
Employee-related benefits	—	222	164	—	386
Non-current intercompany payable	7	—	2,128	(2,135)	—
Other non-current liabilities	—	18	324	—	342
Total liabilities	5,437	3,227	12,736	(12,273)	9,127
Contingently redeemable noncontrolling interest	—	—	—	—	—
Equity:
Newmont stockholders’ equity	10,535	5,891	5,810	(11,701)	10,535
Noncontrolling interests	—	—	984	—	984
Total equity	10,535	5,891	6,794	(11,701)	11,519
Total liabilities and equity	$15,972	$9,118	$19,530	$(23,974)	$20,646

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

Operating Segments

The Company’s operating and reportable segments are identified in Note 3. Except as noted in this paragraph, all of the Company’s commitments and contingencies specifically described herein are included in Corporate and Other. The Yanacocha matters relate to the South America reportable segment. The Fronteer matters relate to the North America reportable segment.

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

During 2012, the Department of Interior contributed its share of past EPA costs and future costs related to the cleanup of the Midnite mine site in a lump sum payment of $42, which Newmont classified as restricted assets with interest on the Condensed Consolidated Balance Sheets for all periods presented. In 2016, Newmont completed the remedial design process (with the exception of the new water treatment plant (“WTP”) design which was awaiting the approval of the new National Pollutant Discharge Elimination System (“NPDES”) permit). Subsequently, the new NPDES permit was received in 2017 and the WTP design

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

commenced in 2018. Newmont is managing the remediation project to implement Phase 1 remedial actions during the 2018 construction season with a focus on preparations to backfill Pit 4. In June 2018, $11 was released from the trust account for remedial work completed.

The Dawn mill site is regulated by the Washington Department of Health and is in the process of being closed. Remediation at the Dawn mill site began in 2013. The Tailing Disposal Area 1-4 reclamation earthworks component was completed during 2017 with the embankment erosion protection completed in Q2 2018. The remaining closure activity will consist primarily of addressing groundwater issues.

The remediation liability for the Midnite mine site and Dawn mill site is approximately $171 at June 30, 2018.

Other Legal Matters

Minera Yanacocha S.R.L. – 51.35% Newmont Owned

Administrative Actions. The Peruvian government agency responsible for environmental evaluation and inspection, Organismo Evaluacion y Fiscalizacion Ambiental (“OEFA”), conducts periodic reviews of the Yanacocha site. In 2011, 2012, 2013, 2015, 2016, 2017 and 2018, OEFA issued notices of alleged violations of OEFA standards to Yanacocha and Conga relating to past inspections. OEFA has resolved some alleged violations with minimal or no findings. In 2015 and 2016, the water authority of Cajamarca issued notices of alleged regulatory violations, and resolved some allegations in 2017 with no findings. The experience with OEFA and the water authority is that in the case of a finding of violation, remedial action is often the outcome rather than a significant fine. The alleged OEFA violations currently range from zero to 44,540 units and the water authority alleged violations range from zero to 59 units, with each unit having a potential fine equivalent to approximately $.001287 based on current exchange rates ($0 to $57). Yanacocha and Conga are responding to all notices of alleged violations, but cannot reasonably predict the outcome of the agency allegations.

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

Yanacocha Tax Dispute. In 2000, Yanacocha paid Buenaventura and Minas Conga S.R.L. a total of $29 to assume their respective contractual positions in mining concession agreements with Chaupiloma Dos de Cajamarca S.M.R.L. The contractual rights allowed Yanacocha the opportunity to conduct exploration on the concessions, but not a purchase of the concessions. The tax authority alleges that the payments to Buenaventura and Minas Conga S.R.L. were acquisitions of mining concessions requiring the amortization of the amounts under the Peru Mining Law over the life of the mine. Yanacocha expensed the amounts at issue in the initial year since the payments were not for the acquisition of a concession but rather these expenses represent the payment of an intangible and therefore, amortizable in a single year or proportionally for up to ten years according to Income Tax Law. In 2010, the tax court in Peru ruled in favor of Yanacocha and the tax authority appealed the issue to the judiciary. The first appellate court

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

confirmed the ruling of the tax court in favor of Yanacocha. However, in November, 2015, a Superior Court in Peru made an appellate decision overturning the two prior findings in favor of Yanacocha. Yanacocha has appealed the Superior Court ruling to the Peru Supreme Court. The potential liability in this matter is in the form of fines and interest in an amount up to $83. While the Company has assessed that the likelihood of a ruling against Yanacocha in the Supreme Court as remote, it is not possible to fully predict the outcome of this litigation.

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

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

NOTE 26    SUBSEQUENT EVENTS

In July 2018, Newmont signed a definitive agreement for the purchase of a 50% interest in the Galore Creek Partnership from NovaGold Resources Inc. for cash consideration of $100, as well as deferred payments of $100 and contingent payments of $75.  Galore Creek is located in the traditional territory of the Tahltan Nation in northwestern British Columbia, Canada.  In connection with the purchase from NovaGold, we also entered into a revised partnership agreement with Teck Resources Limited, who holds the remaining 50% interest.

ITEM 2.       MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (dollars in millions, except per share, per ounce and per pound amounts)

The following Management’s Discussion and Analysis (“MD&A”) provides information that management believes is relevant to an assessment and understanding of the consolidated financial condition and results of operations of Newmont Mining Corporation and its subsidiaries (collectively, “Newmont,” the “Company,” “our” and “we”). We use certain non-GAAP financial measures in our MD&A. For a detailed description of each of the non-GAAP measures used in this MD&A, please see the discussion under “Non-GAAP Financial Measures” beginning on page 68. References to “A$” refers to Australian currency.

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

Consolidated Financial Results

The details of our Net income (loss) from continuing operations attributable to Newmont stockholders are set forth below:

	Three Months Ended
	June 30,		Increase
	2018	2017	(decrease)
Net income (loss) from continuing operations attributable to Newmont stockholders	$274	$190	$84
Net income (loss) from continuing operations attributable to Newmont stockholders per common share, diluted	$0.51	$0.36	$0.15

	Six Months Ended
	June 30,		Increase
	2018	2017	(decrease)
Net income (loss) from continuing operations attributable to Newmont stockholders	$444	$260	$184
Net income (loss) from continuing operations attributable to Newmont stockholders per common share, diluted	$0.83	$0.49	$0.34

The increases in Net income (loss) from continuing operations attributable to Newmont stockholders for the three and six months ended June 30, 2018, compared to the same periods in 2017, are primarily due to lower income tax expense, a gain from the sale of our royalty portfolio in June 2018 and higher average realized prices, partially offset by lower production at various sites, including CC&V, Boddington, Akyem and Twin Creeks. For discussion regarding variations in production volumes and unit cost metrics, see Results of Consolidated Operations below.

The details of our Sales are set forth below. See Note 4 to our Condensed Consolidated Financial Statements for additional information.

	Three Months Ended
	June 30,		Increase	Percent
	2018	2017	(decrease)	Change
Gold	$1,581	$1,799	$(218)	(12)%
Copper	81	76	5	7
	$1,662	$1,875	$(213)	(11)%

	Six Months Ended
	June 30,		Increase	Percent
	2018	2017	(decrease)	Change
Gold	$3,320	$3,418	$(98)	(3)%
Copper	159	147	12	8
	$3,479	$3,565	$(86)	(2)%

The following analysis summarizes consolidated gold sales:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Consolidated gold sales:
Gross before provisional pricing	$1,595	$1,808	$3,339	$3,426
Provisional pricing mark-to-market	(7)	(1)	(5)	7
Gross after provisional pricing	1,588	1,807	3,334	3,433
Treatment and refining charges	(7)	(8)	(14)	(15)
Net	$1,581	$1,799	$3,320	$3,418
Consolidated gold ounces sold (thousands)	1,224	1,439	2,536	2,767
Average realized gold price (per ounce):
Gross before provisional pricing	$1,304	$1,256	$1,317	$1,238
Provisional pricing mark-to-market	(6)	—	(2)	3
Gross after provisional pricing	1,298	1,256	1,315	1,241
Treatment and refining charges	(6)	(6)	(5)	(6)
Net	$1,292	$1,250	$1,310	$1,235

The change in consolidated gold sales is due to:

	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2018 vs. 2017	2018 vs. 2017
Change in consolidated ounces sold	$(270)	$(287)
Change in average realized gold price	51	188
Change in treatment and refining charges	1	1
	$(218)	$(98)

The decreases in gold sales during the three and six months ended June 30, 2018, respectively, compared to the same periods in 2017, are primarily due to lower production at various sites, including CC&V, Boddington, Akyem and Twin Creeks, partially offset by higher average realized gold prices. For further discussion regarding changes in volumes, see Results of Consolidated Operations below.

The following analysis summarizes consolidated copper sales:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Consolidated copper sales:
Gross before provisional pricing	$83	$81	$168	$151
Provisional pricing mark-to-market	1	(1)	(3)	3
Gross after provisional pricing	84	80	165	154
Treatment and refining charges	(3)	(4)	(6)	(7)
Net	$81	$76	$159	$147
Consolidated copper pounds sold (millions)	27	32	54	58
Average realized copper price (per pound):
Gross before provisional pricing	$3.09	$2.60	$3.11	$2.62
Provisional pricing mark-to-market	0.03	(0.02)	(0.05)	0.06
Gross after provisional pricing	3.12	2.58	3.06	2.68
Treatment and refining charges	(0.13)	(0.12)	(0.13)	(0.12)
Net	$2.99	$2.46	$2.93	$2.56

The change in consolidated copper sales is due to:

	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2018 vs. 2017	2018 vs. 2017
Change in consolidated pounds sold	$(10)	$(9)
Change in average realized copper price	14	20
Change in treatment and refining charges	1	1
	$5	$12

The increases in copper sales during the three and six months ended June 30, 2018, respectively, compared to the same periods in 2017, are primarily due to higher average realized copper prices, partially offset by lower production at Phoenix. For further discussion regarding changes in volumes, see Results of Consolidated Operations below.

The details of our Costs applicable to sales are set forth below. See Note 3 to our Condensed Consolidated Financial Statements for additional information.

	Three Months Ended
	June 30,		Increase	Percent
	2018	2017	(decrease)	Change
Gold	$919	$955	$(36)	(4)%
Copper	46	44	2	5
	$965	$999	$(34)	(3)%

	Six Months Ended
	June 30,		Increase	Percent
	2018	2017	(decrease)	Change
Gold	$1,901	$1,873	$28	1%
Copper	93	83	10	12
	$1,994	$1,956	$38	2%

The decrease in Costs applicable to sales for gold during the three months ended June 30, 2018, compared to the same period in 2017, is primarily due to lower production at various sites, partially offset by higher stockpile and leach pad inventory adjustments and higher oil prices.

Costs applicable to sales for gold during the six months ended June 30, 2018, remained relatively flat, compared to the same period in 2017, as higher stockpile and leach pad inventory adjustments and higher oil prices were offset by lower production at various sites.

The increases in Costs applicable to sales for copper during the three and six months ended June 30, 2018, compared to the same periods in 2017, are primarily due to a higher co-product allocation of costs to copper based on a higher relative copper sales value.

For discussion regarding variations in operations, see Results of Consolidated Operations below.

The details of our Depreciation and amortization are set forth below. See Note 3 to our Condensed Consolidated Financial Statements for additional information.

	Three Months Ended
	June 30,		Increase	Percent
	2018	2017	(decrease)	Change
Gold	$260	$292	$(32)	(11)%
Copper	10	10	—	—
Other	9	8	1	13
	$279	$310	$(31)	(10)%

	Six Months Ended
	June 30,		Increase	Percent
	2018	2017	(decrease)	Change
Gold	$544	$575	$(31)	(5)%
Copper	20	19	1	5
Other	16	16	—	—
	$580	$610	$(30)	(5)%

The decreases in Depreciation and amortization for gold during the three and six months ended June 30, 2018, compared to the same periods in 2017, are primarily due to lower production at various sites, partially offset by higher stockpile and leach pad inventory adjustments.

Depreciation and amortization for copper remained relatively flat during the three and six months ended June 30, 2018, compared to the same periods in 2017.

For discussion regarding variations in operations, see Results of Consolidated Operations below.

Reclamation and remediation decreased by $6 and $7 during the three and six months ended June 30, 2018, respectively, compared to the same periods in 2017, primarily due to updated reclamation liability assumptions at Yanacocha regarding water treatment costs on non-operating leach pads of $15 in 2017, partially offset by updated assumptions at a historic mine site for future water management costs of $8 in 2018.

Exploration increased by $3 and $7 during the three and six months ended June 30, 2018, respectively, compared to the same periods in 2017, primarily due to increased expenditures at various projects in Australia  as we continue to focus on developing future reserves.

Advanced projects, research and development increased by $4 and $12 during the three and six months ended June 30, 2018, respectively, compared to the same periods in 2017, primarily due to costs associated with full potential opportunities in North America and South America, as well as on-going study costs on the Long Canyon Phase 2 project in North America, and the Chaquicocha underground and Yanacocha Sulfides projects in South America.

General and administrative increased by $5 and $9 during the three and six months ended June 30, 2018, compared to the same periods in 2017, primarily due to higher IT project and services costs.

Other expense, net decreased by $1 and $7 during the three and six months ended June 30, 2018, respectively, compared to the same periods in 2017, primarily due to prior-year net adjustments to the contingent consideration and related liabilities associated with the acquisition of the final 33.33% interest in Boddington in June 2009 and non-cash write-downs of obsolete assets at Yanacocha and Australia in 2017, partially offset by higher severance, legal, and other settlements.

Other income, net   increased by $108 and $138 during the three and six months ended June 30, 2018, respectively, compared to the same periods in 2017, primarily due to a gain from the exchange of certain royalty interests for cash consideration and an equity ownership and warrants in Maverix Metals Inc. (“Maverix”) in June 2018 and decreases in Australia-denominated liabilities from a weaker Australian dollar.

Interest expense, net decreased by $15 and $29 during the three and six months ended June 30, 2018, respectively, compared to the same periods in 2017, primarily due to reduced debt balances as a result of the repayment of the 2017 Convertible Senior Notes in July 2017 and higher capitalized interest related to various development projects in 2018.

Income and mining tax expense (benefit) was $18 and $123, and $166 and $277 during the three and six months ended June 30, 2018, respectively. The effective tax rate is driven by a number of factors and the comparability of our income tax expense for the reported periods will be primarily affected by (i) variations in our income before income taxes; (ii) geographic distribution of that income; (iii) impacts of the enactment of tax reform; (iv) the non-recognition of tax assets; (v) percentage depletion; (vi) and the impact of specific transactions and assessments. As a result, the effective tax rate will fluctuate, sometimes significantly, year to year. This trend is expected to continue in future periods. See Note 8 for further discussion of income taxes.

	Three months ended June 30, 2018(1)				Six months ended June 30, 2018(1)
			Income Tax				Income Tax
	Income	Effective	Expense		Income	Effective	Benefit
	(Loss)(2)	Tax Rate	(Benefit)		(Loss)(2)	Tax Rate	(Provision)
Nevada	$72	15%	$11	(3)	$170	16%	$27	(3)
CC&V	25	20	5	(4)	50	10	5	(4)
Corporate & Other	(9)	178	(16)	(5)	(76)	38	(29)	(5)
Total US	88	—	—		144	2	3
Australia	172	8	13	(6)	344	22	76	(6)
Ghana	22	32	7		56	34	19
Suriname	32	25	8		91	26	24
Peru	(10)	(10)	1	(7)	(47)	(6)	3	(7)
Other Foreign	1	—	—		—	—	—
Rate adjustments	—	N/A	(11)	(8)	—	N/A	(2)	(8)
Consolidated	$305	6%	$18		$588	21%	$123

(1)

The June 30, 2017 information has not been presented as such comparison would not be meaningful as a result of tax restructuring implemented by the Company at December 31, 2017. Due to changes the Tax Cuts and Jobs Act made to certain international tax provisions, it was prudent for the Company to restructure the holding of its non-U.S. operations for U.S. federal income tax purposes. This was accomplished by executing and filing various “check the box” elections with respect to certain non-U.S. subsidiaries of the Company. The elections resulted in the conversions of these subsidiaries from branches and/or foreign partnerships to regarded foreign corporations.

(2)

Represents income (loss) from continuing operations by geographic location before income taxes and equity in affiliates. These amounts will not reconcile to the Segment Information for the reasons stated in Note 3.

(3)	Includes deduction for percentage depletion of $(8) and $(19) and mining taxes of $4 and $10, respectively.
(4)	Includes deduction for percentage depletion of $- and $(6), respectively.
(5)	Includes valuation allowance release of $(14) and $(11), respectively.
(6)	Includes mining taxes of $9 and $20 and valuation allowance release of $(46) and $(46), respectively.
(7)	Includes valuation allowance of $1 and $10 and mining taxes of $1 and $2, respectively.
(8)	In accordance with applicable accounting rules, the interim provision for income taxes is adjusted to equal the consolidated tax rate.

During the second quarter, we completed a fixed asset study regarding the deductibility of certain mineral interests related to Boddington. Based on the work performed to date, we determined the Company will be able to realize certain Australian deferred tax assets and recorded a tax benefit of $45 during the quarter. This adjustment was treated as a change to the provisional amount recorded in the fourth quarter of 2017 for the impacts of US tax reform as it relates to balances impacted by the tax restructuring completed at year-end. We expect to record additional updates to the provisional amounts for the impacts of US tax reform during the last half of 2018 following completion of the 2017 income tax returns and within the 12 month time frame provided under the SEC’s Staff Accounting Bulletin 118.

Equity income (loss) of affiliates decreased by $4 and $11 during the three and six months ended June 30, 2018, respectively, compared to the same periods in 2017, primarily due to increased losses recognized at TMAC Resources Inc. and Minera La Zanja S.R.L.

Net income (loss) from discontinued operations increased by $33 and $78 during the three and six months ended June 30, 2018, respectively, compared to the same periods in 2017, as detailed below:

	Three Months Ended
	June 30,		Increase	Percent
	2018	2017	(decrease)	Change
Holt royalty obligation	$17	$(15)	$32	(213)%
Batu Hijau contingent consideration	1	—	1	N.M.
	$18	$(15)	$33	(220)%

	Six Months Ended
	June 30,		Increase	Percent
	2018	2017	(decrease)	Change
Holt royalty obligation	$36	$(38)	$74	(195)%
Batu Hijau contingent consideration	4	—	4	N.M.
	$40	$(38)	$78	(205)%

N.M. – Not meaningful.

During the three and six months ended June 30, 2018 the Holt royalty obligation increased the net income from discontinued operations primarily due to an increase in discount rate and decrease in gold price. The six-month period was also impacted by a decrease in expected production based on gold reserves and resources from Kirkland Lake Gold Ltd., which were updated in the first quarter of 2018. During the three and six months ended June 30, 2017, the Holt royalty obligation increased the net loss from discontinued operations primarily due to an increase in gold price and decrease in discount rate. The six month comparison was also impacted by an increase in the expected production based on gold reserves and resources from Kirkland Lake Gold Ltd., which were updated in the first quarter of 2017.

For additional information regarding our discontinued operations, see Note 9 to our Condensed Consolidated Financial Statements.

Net loss (income) attributable to noncontrolling interests from continuing operations  increased by $30 and $18 during the three and six months ended June 30, 2018, respectively, compared to the same periods of 2017, primarily due to decreased losses at Yanacocha.

Results of Consolidated Operations

	Gold or Copper		Costs Applicable		Depreciation and		All-In Sustaining
	Produced		to Sales (1)		Amortization		Costs (2)
	2018	2017	2018	2017	2018	2017	2018	2017
Three Months Ended June 30,
Gold	(ounces in thousands)		($ per ounce sold)		($ per ounce sold)		($ per ounce sold)
North America	430	578	$802	$628	$238	$219	$1,056	$797
South America	221	241	711	825	213	263	1,005	1,071
Australia	391	401	710	652	128	130	851	782
Africa	200	220	762	605	349	250	942	795
Total/Weighted-Average	1,242	1,440	$751	$664	$221	$208	$1,024	$883
Attributable to Newmont	1,162	1,352

Copper	(pounds in millions)		($ per pound sold)		($ per pound sold)		($ per pound sold)
North America	7	9	$2.00	$1.60	$0.52	$0.40	$2.57	$2.00
Australia	24	22	1.59	1.27	0.30	0.27	1.87	1.55
Total/Weighted-Average	31	31	$1.70	$1.38	$0.35	$0.31	$2.05	$1.69

Copper	(tonnes in thousands)
North America	4	5
Australia	10	10
Total/Weighted-Average	14	15

	Gold or Copper		Costs Applicable		Depreciation and		All-In Sustaining
	Produced		to Sales (1)		Amortization		Costs (2)
	2018	2017	2018	2017	2018	2017	2018	2017
Six Months Ended June 30,
Gold	(ounces in thousands)		($ per ounce sold)		($ per ounce sold)		($ per ounce sold)
North America	920	1,082	$782	$693	$236	$230	$996	$869
South America	442	484	747	736	225	250	1,002	958
Australia	757	761	709	651	130	135	853	779
Africa	409	440	754	615	337	254	923	773
Total/Weighted-Average	2,528	2,767	$750	$677	$221	$214	$998	$891
Attributable to Newmont	2,371	2,586

Copper	(pounds in millions)		($ per pound sold)		($ per pound sold)		($ per pound sold)
North America	14	19	$1.93	$1.70	$0.51	$0.45	$2.35	$2.05
Australia	43	41	1.63	1.29	0.30	0.26	1.95	1.55
Total/Weighted-Average	57	60	$1.72	$1.43	$0.36	$0.33	$2.06	$1.72

Copper	(tonnes in thousands)
North America	7	9
Australia	19	19
Total/Weighted-Average	26	28

(1)	Excludes Depreciation and amortization and Reclamation and remediation.
(2)	All-In Sustaining Costs is a non-GAAP financial measure. See Non-GAAP Financial Measures beginning on page 68.

Three months ended June 30, 2018 compared to 2017

Consolidated gold production decreased 14% primarily due to a build up of concentrate inventory at CC&V, lower ore grade mined and lower leach production at North America, lower drawdown of in-circuit inventory at Merian in South America, lower ore grade milled at Boddington in Australia, and lower mill throughput and grade at Akyem in Africa, partially offset by a drawdown of in-circuit inventory at Ahafo in Africa.

Consolidated copper production was in line with prior year.

Costs applicable to sales per consolidated gold ounce increased 13% primarily due to lower production, higher stockpile and leach pad inventory adjustments and higher oil prices. Costs applicable to sales per consolidated copper pound increased 23% primarily due to a higher co-product allocation of costs to copper based on a higher relative copper sales value.

Depreciation and amortization per consolidated gold ounce increased 6% primarily due to lower production, partially offset by lower amortization rates. Depreciation and amortization per consolidated copper pound increased 13% primarily due to lower copper pounds sold.

All-in sustaining costs per consolidated gold ounce increased 16% primarily due to higher costs applicable to sales per ounce and higher sustaining capital spend. All-in sustaining costs per consolidated copper pound increased 21% primarily due to higher costs applicable to sales per pound and higher sustaining capital spend.

Six months ended June 30, 2018 compared to 2017

Consolidated gold production decreased 9% primarily due to lower ore grade milled and recovery at CC&V and Twin Creeks in North America, in addition to a build up of concentrate inventory at CC&V, lower ore grade milled and leach production at Yanacocha in South America, lower ore grade milled and recovery at Boddington in Australia and lower mill throughput and grade at Akyem in Africa, partially offset by higher leach production at Long Canyon in North America, higher mill throughput and grade at Tanami in Australia and higher ore grade milled at Ahafo in Africa.

Consolidated copper production decreased by 5% primarily due to lower ore grade milled at Phoenix in North America, partially offset by higher mill throughput and recovery at Boddington in Australia.

Costs applicable to sales per consolidated gold ounce increased 11% primarily due to lower ounces sold, higher stockpile and leach pad inventory adjustments and higher oil prices, partially offset by a lower co-product allocation of costs to gold. Costs applicable to sales per consolidated copper pound increased 20% primarily due to lower production and a higher co-product allocation of costs to copper.

Depreciation and amortization per consolidated gold ounce increased 3% primarily due to lower ounces sold and higher stockpile and leach pad inventory adjustments. Depreciation and amortization per consolidated copper pound increased 9% primarily due to a higher co-product allocation of costs to copper based on a higher relative copper sales value and lower copper pounds sold.

All-in sustaining costs per consolidated gold ounce increased 12% primarily due to higher costs applicable to sales per ounce and higher sustaining capital spend. All-in sustaining costs per consolidated copper pound increased 20% primarily due to higher costs applicable to sales per pound and higher sustaining capital spend.

North America Operations

	Gold or Copper		Costs Applicable		Depreciation and		All-In Sustaining
	Produced		to Sales (1)		Amortization		Costs (2)
	2018	2017	2018	2017	2018	2017	2018	2017
Three Months Ended June 30,
Gold	(ounces in thousands)		($ per ounce sold)		($ per ounce sold)		($ per ounce sold)
Carlin	183	220	$949	$766	$234	$207	$1,217	$1,009
Phoenix	54	61	819	807	193	211	1,057	982
Twin Creeks	87	122	770	492	180	137	878	597
Long Canyon	42	44	422	289	452	400	502	311
CC&V	64	131	654	561	217	250	857	629
Total/Weighted-Average (3)	430	578	$802	$628	$238	$219	$1,056	$797

Copper	(pounds in millions)		($ per pound sold)		($ per pound sold)		($ per pound sold)
Phoenix	7	9	$2.00	$1.60	$0.52	$0.40	$2.57	$2.00

Copper	(tonnes in thousands)
Phoenix	4	5

	Gold or Copper		Costs Applicable		Depreciation and		All-In Sustaining
	Produced		to Sales (1)		Amortization		Costs (2)
	2018	2017	2018	2017	2018	2017	2018	2017
Six Months Ended June 30,
Gold	(ounces in thousands)		($ per ounce sold)		($ per ounce sold)		($ per ounce sold)
Carlin	414	432	$906	$861	$230	$226	$1,119	$1,105
Phoenix	116	111	809	874	191	223	983	1,058
Twin Creeks	168	205	768	534	182	149	882	649
Long Canyon	87	77	388	325	435	403	464	351
CC&V	135	257	637	573	229	250	831	642
Total/Weighted-Average (3)	920	1,082	$782	$693	$236	$230	$996	$869

Copper	(pounds in millions)		($ per pound sold)		($ per pound sold)		($ per pound sold)
Phoenix	14	19	$1.93	$1.70	$0.51	$0.45	$2.35	$2.05

Copper	(tonnes in thousands)
Phoenix	7	9

(1)	Excludes Depreciation and amortization and Reclamation and remediation.
(2)	All-In Sustaining Costs is a non-GAAP financial measure. See Non-GAAP Financial Measures beginning on page 68.
(3)	All-In Sustaining Costs and Depreciation and amortization include expense for other regional projects.

Three months ended June 30, 2018 compared to 2017

Carlin, USA. Gold production decreased 17% primarily due to lower ore grade mined from Leeville and Chukar, as well as lower leach placement at Emigrant. Costs applicable to sales per ounce increased 24% primarily due to lower production and higher stockpile and leach-pad inventory adjustments driven by planned stripping at Silverstar. Depreciation and amortization per ounce increased 13% primarily due to lower ounces sold. All-in sustaining costs per ounce increased 21% primarily due to higher costs applicable to sales per ounce, partially offset by lower sustaining capital spend.

Phoenix, USA. Gold production decreased 11% primarily due to lower leach production from reduced ore placement and grade at Lone Tree, as well as lower mill recovery, partially offset by higher mill throughput. Copper production decreased 22% primarily due to lower ore grade milled and lower leach ore placement. Costs applicable to sales  per ounce was in line with the prior period. Costs applicable to sales per pound increased 25% primarily due to lower copper pounds sold. Depreciation and amortization per ounce decreased 9% primarily due to lower amortization rates at Lone Tree. Depreciation and amortization per pound increased 30% primarily due to lower copper pounds sold. All-in sustaining costs per ounce increased 8% primarily due to higher sustaining capital spend. All-in sustaining costs per pound increased 29% primarily due to higher costs applicable to sales per pound.

Twin Creeks, USA. Gold production decreased 29% primarily due to lower ore grades mined and milled as a result of mine sequencing. Costs applicable to sales per ounce increased 57% primarily due to lower ounces sold and higher stockpile and leach pad inventory adjustments. Depreciation and amortization per ounce increased 31% primarily due to lower ounces sold. All-in sustaining costs per ounce increased 47% primarily due to higher costs applicable to sales per ounce, partially offset by lower sustaining capital spend.

Long Canyon, USA. Gold production decreased 5% primarily due to lower ore grade mined. Costs applicable to sales per ounce increased 46% primarily due to lower ore grade mined. Depreciation and amortization per ounce increased 13% primarily due to lower ounces sold and higher amortization rates. All-in sustaining cost per ounce increased 61% primarily due to higher cost applicable to sales per ounce and higher sustaining capital spend.

CC&V, USA. Gold production decreased 51% primarily due to a build up of concentrate inventory to be shipped and processed in Nevada, as well as lower leach tons and grade at Valley Leach Fill 2. Costs applicable to sales per ounce increased 17% primarily due to lower ounces sold. Depreciation and amortization per ounce decreased 13% primarily due to lower amortization rates driven by reserve life additions, partially offset by lower ounces sold. All-in sustaining costs per ounce increased 36% primarily due to higher sustaining capital spend and higher costs applicable to sales per ounce.

Six months ended June 30, 2018 compared to 2017

Carlin, USA. Gold production decreased 4% primarily due to lower leach ore placement at Emigrant and the timing of leach recoveries at North Area Leach. Costs applicable to sales per ounce increased 5% primarily due to lower ounces sold. Depreciation and amortization per ounce and All-in sustaining costs per ounce were in line with prior period.

Phoenix, USA. Gold production increased 5% primarily due to higher ore grade milled. Copper production decreased 26% primarily due to lower ore grade milled. Costs applicable to sales per ounce decreased 7% primarily due to higher ounces sold, partially offset by a higher co-product allocation of costs to gold.  Costs applicable to sales per pound increased 14% primarily due to lower copper pounds sold, partially offset by a lower co-product allocation of costs to copper.  Depreciation and amortization per ounce decreased 14% primarily due to higher ounces sold. Depreciation and amortization per pound increased 13% primarily due to lower copper pounds sold. All-in sustaining costs per ounce decreased 7% primarily due to lower costs applicable to sales per ounce. All-in sustaining costs per pound increased 15% primarily due to the higher costs applicable to sales per pound.

Twin Creeks, USA. Gold production decreased 18% primarily due to lower ore grades mined and milled as a result of mine sequencing. Costs applicable to sales per ounce increased 44% primarily due to lower ounces sold and higher stockpile and leach pad inventory adjustments. Depreciation and amortization per ounce increased 22% primarily due to lower ounces sold. All-in sustaining costs per ounce increased 36% primarily due to the higher costs applicable to sales per ounce, partially offset by lower sustaining capital spend.

Long Canyon, USA. Gold production increased 13% primarily due to commencement of operations in late 2016, resulting in lower production in the prior year. Costs applicable to sales per ounce increased 19% primarily due to lower ore grade mined, partially offset by higher ounces sold. Depreciation and amortization per ounce increased 8% primarily due to higher amortization rates. All-in sustaining cost per ounce increased 32% primarily due to higher cost applicable to sales per ounce and higher sustaining capital spend.

CC&V, USA. Gold production decreased 47% primarily due to lower mill grades and recovery and a build up of concentrate inventory to be shipped and processed in Nevada, as well as lower leach tons and grade at Valley Leach Fill 2. Costs applicable to sales per ounce increased 11% primarily due to lower production. Depreciation and amortization per ounce decreased 8% primarily due to lower amortization rates driven by reserve life additions. All-in sustaining costs per ounce increased 29% primarily due to higher sustaining capital and higher costs applicable to sales per ounce.

South America Operations

	Gold or Copper		Costs Applicable		Depreciation and		All-In Sustaining
	Produced		to Sales (1)		Amortization		Costs (2)
	2018	2017	2018	2017	2018	2017	2018	2017
Three Months Ended June 30,	(ounces in thousands)		($ per ounce sold)		($ per ounce sold)		($ per ounce sold)
Yanacocha	116	120	$815	$1,117	$199	$283	$1,049	$1,408
Merian	105	121	594	533	196	217	833	600
Total / Weighted Average (3)	221	241	$711	$825	$213	$263	$1,005	$1,071
Yanacocha (48.65%) (4)	(53)	(58)
Merian (25.00%)	(27)	(30)
Attributable to Newmont	141	153

	Gold or Copper		Costs Applicable		Depreciation and		All-In Sustaining
	Produced		to Sales (1)		Amortization		Costs (2)
	2018	2017	2018	2017	2018	2017	2018	2017
Six Months Ended June 30,	(ounces in thousands)		($ per ounce sold)		($ per ounce sold)		($ per ounce sold)
Yanacocha	220	258	$937	$944	$237	$261	$1,160	$1,179
Merian	222	226	563	491	184	206	727	561
Total / Weighted Average (3)	442	484	$747	$736	$225	$250	$1,002	$958
Yanacocha (48.65%) (4)	(101)	(125)
Merian (25.00%)	(56)	(56)
Attributable to Newmont	285	303

(1)	Excludes Depreciation and amortization and Reclamation and remediation.
(2)	All-In Sustaining Costs is a non-GAAP financial measure. See Non-GAAP Financial Measures beginning on page 68.
(3)	All-In Sustaining Costs and Depreciation and amortization include expense for other regional projects.
(4)

In December 2017, Minera Yanacocha S.R.L. (“Yanacocha”) repurchased a 5% interest held by the International Finance Corporation, increasing Newmont’s ownership in Yanacocha from 51.35% to 54.05% as of December 31, 2017. In June 2018, Yanacocha sold a 5% ownership interest to a subsidiary of Sumitomo Corporation, reducing Newmont’s ownership to 51.35% as of June 30, 2018. See Note 10 to our Condensed Consolidated Financial Statements.

Three months ended June 30, 2018 compared to 2017

Yanacocha, Peru. Gold production was in line with the prior period. Costs applicable to sales per ounce decreased 27% primarily due to lower stockpile and leach pad inventory adjustments and higher by-product credits from the sale of copper and silver concentrates. Depreciation and amortization per ounce decreased 30% primarily due to lower stockpile and leach pad inventory adjustments. All-in sustaining costs per ounce decreased 25% primarily due to lower costs applicable to sales per ounce and lower sustaining capital spend.

Merian, Suriname. Gold production decreased 13% primarily due to a lower drawdown of in-circuit inventory, compared to the prior period, and lower ore grade milled and recovery, partially offset by higher mill throughput. Costs applicable to sales per ounce increased 11% primarily due to lower ounces sold, lower ore grade mined and an unfavorable strip ratio. Depreciation and amortization per ounce decreased 10% primarily due to lower amortization rates. All-in sustaining cost per ounce increased 39% primarily due to higher sustaining capital spend and higher costs applicable to sales per ounce sold.

Six months ended June 30, 2018 compared to 2017

Yanacocha, Peru. Gold production decreased 15% primarily due to lower mill grade and lower leach recoveries, partially offset by higher mill throughput. Costs applicable to sales per ounce was in line with the prior period. Depreciation and amortization per ounce decreased 9% primarily due to lower stockpile and leach pad inventory adjustments and lower amortization rates. All-in sustaining costs per ounce was in line with prior period.

Merian, Suriname. Gold production was in line with prior period as lower ore grade milled and recovery were offset by higher throughput and a higher drawdown of in-circuit inventory. Cost applicable to sales per ounce increased 15% primarily due to lower ore grade mined and an unfavorable strip ratio. Depreciation and amortization per ounce decreased 11% primarily due to lower amortization rates. All-in sustaining cost per ounce increased 30% primarily due to higher sustaining capital spend and higher costs applicable to sales per ounce sold.

Australia Operations

	Gold or Copper		Costs Applicable		Depreciation and		All-In Sustaining
	Produced		to Sales (1)		Amortization		Costs (2)
	2018	2017	2018	2017	2018	2017	2018	2017
Three Months Ended June 30,
Gold	(ounces in thousands)		($ per ounce sold)		($ per ounce sold)		($ per ounce sold)
Boddington	197	212	$736	$697	$134	$147	$826	$791
Tanami	102	98	714	592	163	153	925	755
Kalgoorlie	92	91	658	611	66	56	753	667
Total/Weighted-Average (3)	391	401	$710	$652	$128	$130	$851	$782

Copper	(pounds in millions)		($ per pound sold)		($ per pound sold)		($ per pound sold)
Boddington	24	22	$1.59	$1.27	$0.30	$0.27	$1.87	$1.55

Copper	(tonnes in thousands)
Boddington	10	10

	Gold or Copper		Costs Applicable		Depreciation and		All-In Sustaining
	Produced		to Sales (1)		Amortization		Costs (2)
	2018	2017	2018	2017	2018	2017	2018	2017
Six Months Ended June 30,
Gold	(ounces in thousands)		($ per ounce sold)		($ per ounce sold)		($ per ounce sold)
Boddington	360	414	$765	$681	$139	$144	$873	$782
Tanami	218	172	654	621	155	178	828	770
Kalgoorlie	179	175	673	615	67	52	787	684
Total/Weighted-Average (3)	757	761	$709	$651	$130	$135	$853	$779

Copper	(pounds in millions)		($ per pound sold)		($ per pound sold)		($ per pound sold)
Boddington	43	41	$1.63	$1.29	$0.30	$0.26	$1.95	$1.55

Copper	(tonnes in thousands)
Boddington	19	19

(1)	Excludes Depreciation and amortization and Reclamation and remediation.
(2)	All-In Sustaining Costs is a non-GAAP financial measure. See Non-GAAP Financial Measures beginning on page 68.
(3)	All-In Sustaining Costs and Depreciation and amortization include expense for other regional projects.

Three months ended June 30, 2018 compared to 2017

Boddington, Australia. Gold production decreased 7% primarily due to lower ore grade milled and recovery, partially offset by higher mill throughput. Copper production increased 9% primarily due to higher mill throughput and recovery, partially offset by lower ore grade milled. Costs applicable to sales per ounce increased 6% primarily due to lower production and higher oil prices, partially offset by lower mill maintenance costs and lower co-product allocation of costs to gold.  Costs applicable to sales per pound increased 25% primarily due to higher oil prices and a higher co-product allocation of costs to copper, partially offset by lower mill maintenance costs. Depreciation and amortization per ounce decreased 9% primarily due to lower co-product allocation of costs to gold, partially offset by lower ounces sold.  Depreciation and amortization per pound increased 11% primarily due to a higher co-product allocation of costs to copper. All-in sustaining costs per ounce increased 4% primarily due to higher costs applicable to sales per ounce. All-in sustaining costs per pound increased 21% primarily due to higher costs applicable to sales per pound.

Tanami, Australia. Gold production increased 4% primarily due to higher mill recovery. Costs applicable to sales per ounce increased 21% primarily due to higher mine maintenance costs, higher paste fill activity and higher oil prices, partially offset by higher production. Depreciation and amortization per ounce increased 7% primarily due to asset additions. All-in sustaining costs per ounce increased 23% primarily due to higher costs applicable to sales per ounce, sustaining capital spend and exploration spend.

Kalgoorlie, Australia. Gold production was in line with the prior period as higher mill throughput, recovery and a lower build up of in-circuit inventory were offset by lower ore grades milled as a result of reduced ore tons mined from the pit due to a failure in the East wall of the pit, leading to the processing of lower-grade stockpiles. Costs applicable to sales per ounce increased 8%

primarily due to higher mining cost per ton as a result of the failure in the East wall of the pit, higher mill maintenance costs and higher oil prices. Depreciation and amortization per ounce increased 18% primarily due to asset additions and higher amortization rates. All-in sustaining costs per ounce increased 13% primarily due to higher costs applicable to sales per ounce and higher exploration, advanced projects and sustaining capital spend.

Six months ended June 30, 2018 compared to 2017

Boddington, Australia. Gold production decreased 13% primarily due to lower ore grade milled and recovery, partially offset by higher mill throughput. Copper production increased 5% primarily due to higher mill throughput and recovery, partially offset by lower ore grade milled. Costs applicable to sales per ounce increased 12% primarily due to lower production and higher oil prices, partially offset by a lower co-product allocation of costs to gold.  Costs applicable to sales per pound increased 26% primarily due to higher oil prices and a higher co-product allocation of costs to copper, partially offset by higher production. Depreciation and amortization per ounce was in line with the prior year as a lower co-product allocation of costs to gold was offset by lower ounces sold.  Depreciation and amortization per pound increased 15% primarily due to a higher co-product allocation of costs to copper. All-in sustaining costs per ounce increased 12% primarily due to higher costs applicable to sales per ounce. All-in sustaining costs per pound increased 26% primarily due to higher costs applicable to sales per pound.

Tanami, Australia. Gold production increased 27% primarily due to higher mill throughput, ore grade milled and recovery, partially offset by a build-up of in-circuit inventory, compared to a draw-down in the prior period. Throughput was higher primarily due to the Tanami Expansion project achieving commercial production in the third quarter of 2017, coupled with the mill being placed into care and maintenance for 21 days in early 2017 following record high rainfall that blocked transport routes, limiting access to fuel and other resources. Costs applicable to sales per ounce increased 5% primarily due to higher mine and mill maintenance costs, higher paste fill activity and higher oil prices, partially offset by higher production. Depreciation and amortization per ounce decreased 13% primarily due to higher ounces sold. All-in sustaining costs per ounce increased 8% primarily due to higher costs applicable to sales per ounce and higher exploration and advanced project spend.

Kalgoorlie, Australia. Gold production was in line with prior period as higher mill throughput, recovery and a lower build up of in-circuit inventory were offset by lower ore grades milled as a result of reduced ore tons mined from the pit due to a failure in the East wall of the pit, leading to the processing of lower-grade stockpiles. Costs applicable to sales per ounce increased 9% primarily due to higher mining costs per ton as a result of the failure in the East wall of the pit, higher mill maintenance and site support costs and higher oil prices, partially offset by higher production. Depreciation and amortization per ounce increased 29% primarily due to asset additions and higher amortization rates. All-in sustaining costs per ounce increased 15% primarily due to higher costs applicable to sales per ounce sold and higher exploration, advanced projects and sustaining capital spend.

Africa Operations

	Gold or Copper		Costs Applicable		Depreciation and		All-In Sustaining
	Produced		to Sales (1)		Amortization		Costs (2)
	2018	2017	2018	2017	2018	2017	2018	2017
Three Months Ended June 30,	(ounces in thousands)		($ per ounce sold)		($ per ounce sold)		($ per ounce sold)
Ahafo	100	88	$897	$674	$283	$169	$1,003	$944
Akyem	100	132	624	557	416	305	794	618
Total / Weighted Average (3)	200	220	$762	$605	$349	$250	$942	$795

	Gold or Copper		Costs Applicable		Depreciation and		All-In Sustaining
	Produced		to Sales (1)		Amortization		Costs (2)
	2018	2017	2018	2017	2018	2017	2018	2017
Six Months Ended June 30,	(ounces in thousands)		($ per ounce sold)		($ per ounce sold)		($ per ounce sold)
Ahafo	203	182	$882	$743	$271	$208	$982	$934
Akyem	206	258	628	523	405	287	789	593
Total / Weighted Average (3)	409	440	$754	$615	$337	$254	$923	$773

(1)	Excludes Depreciation and amortization and Reclamation and remediation.
(2)	All-In Sustaining Costs is a non-GAAP financial measure. See Non-GAAP Financial Measures beginning on page 68.
(3)	All-In Sustaining Costs and Depreciation and amortization include expense for other regional projects.

Three months ended June 30, 2018 compared to 2017

Ahafo, Ghana. Gold production increased 14% primarily due to a drawdown of in-circuit inventory, compared to a build-up in the prior period, higher ore grade milled from mining at Subika Underground and higher mill recovery, partially offset by lower mill throughput. Costs applicable to sales per ounce increased 33% primarily due to higher stockpile inventory adjustments and higher oil prices, partially offset by higher ounces sold and lower power costs. Depreciation and amortization per ounce increased 67% primarily due to higher stockpile inventory adjustments and higher amortization rates. All-in sustaining costs per ounce increased 6% primarily due to higher costs applicable to sales per ounce, partially offset by lower sustaining capital, exploration and advanced projects spend.

Akyem, Ghana. Gold production decreased 24% primarily due to lower mill throughput, grade and recovery, in addition to a lower drawdown of in-circuit inventory compared to the prior period. Costs applicable to sales per ounce increased 12% primarily due to lower ounces sold, higher stockpile inventory adjustments and higher oil prices, partially offset by lower power costs. Depreciation and amortization per ounce increased 36% primarily due to lower ounces sold and higher stockpile inventory adjustments. All-in sustaining costs per ounce increased 28% primarily due to higher costs applicable to sales per ounce and higher sustaining capital spend.

Six months ended June 30, 2018 compared to 2017

Ahafo, Ghana. Gold production increased 12% primarily due to higher ore grade milled and recovery, as well as a higher drawdown of in-circuit inventory compared to the prior period, partially offset by lower mill throughput. Costs applicable to sales per ounce increased 19% primarily due to higher stockpile inventory adjustments and higher oil prices, partially offset by higher ounces sold and lower power costs. Depreciation and amortization per ounce increased 30% primarily due to higher stockpile inventory adjustments and higher amortization rates. All-in sustaining costs per ounce increased 5% primarily due to higher costs applicable to sales per ounce, partially offset by lower sustaining capital spend.

Akyem, Ghana. Gold production decreased 20% primarily due to lower mill throughput, grade and recovery. Costs applicable to sales per ounce increased 20% primarily due to lower ounces sold, higher stockpile inventory adjustments and higher oil prices, partially offset by lower power costs. Depreciation and amortization per ounce increased 41% primarily due to lower ounces sold and higher stockpile inventory adjustments. All-in sustaining costs per ounce increased 33% primarily due to higher costs applicable to sales and higher sustaining capital spend.

Foreign Currency Exchange Rates

Our foreign operations sell their gold and copper production based on U.S. dollar metal prices and fluctuations in foreign currency exchange rates do not have a material impact on our revenue since gold and copper are sold throughout the world in U.S. dollars. Despite selling gold in London, we have no exposure to the euro or the British pound.

Foreign currency exchange rates can increase or decrease profits to the extent costs are paid in foreign currencies, including the Australian dollar, Peruvian sol and Suriname dollar. Approximately 34% and 35% of Costs applicable to sales for our foreign operations were paid in currencies other than the U.S. dollar during the three months ended June 30, 2018 and 2017, respectively, including approximately 29% denominated in the Australian dollar in the current year. Approximately 35% and 33% of Costs applicable to sales for our foreign operations were paid in currencies other than the U.S. dollar during the six months ended June 30, 2018 and 2017, respectively, including approximately 29% denominated in the Australian dollar in the current year. Variations in the local currency exchange rates in relation to the U.S. dollar at our foreign mining operations did not have a significant impact on Costs applicable to sales on a per ounce basis, net of hedging losses, during the three and six months ended June 30, 2018, compared to the same periods in 2017.

Our Merian mine is located in the country of Suriname, which has been considered a hyperinflationary environment in recent years with a cumulative inflation rate of over 100% for the last three years. Although we have balances denominated in Surinamese dollars that relate to labor and payroll liabilities, substantially all of Merian’s activity is denominated in U.S. dollars. As a result, our exposure to fluctuations in the Surinamese dollar exchange rate is not significant to Newmont’s financial statements.

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

At June 30, 2018, the Company had $3,127 in Cash and cash equivalents, of which $821  was held in foreign subsidiaries and is primarily held in U.S. dollar denominated accounts with the remainder in foreign currencies readily convertible to U.S. dollars. At June 30, 2018, $321 of the consolidated cash and cash equivalents was attributable to noncontrolling interests primarily related to our Peru and Suriname operations, which is being held to fund those operations. At June 30, 2018, $722 in consolidated cash and cash equivalents ($412 attributable to Newmont) was held at certain foreign subsidiaries that, if repatriated, may be subject to withholding taxes. We expect that there would be no additional tax burden upon repatriation after considering the cash cost associated with the withholding taxes. We believe that our liquidity and capital resources from U.S. operations are adequate to fund our U.S. operations and corporate activities.

We believe our existing consolidated cash and cash equivalents, available capacity on our revolving credit facility, and cash generated from continuing operations will be adequate to satisfy working capital needs, fund future growth, meet debt obligations, pay dividends and meet other liquidity requirements for the foreseeable future. At June 30, 2018, no borrowings were outstanding under our revolving credit facility.

Our financial position was as follows:

	At June 30,	At December 31,
	2018	2017
Cash and cash equivalents	$3,127	$3,259
Debt	4,042	4,040
Leases and other financing obligations	79	25
Net Debt	$994	$806
Borrowing capacity on revolving credit facility expiring May 2022	$2,914	$2,920

Cash Flows

Our Condensed Consolidated Statements of Cash Flows are summarized as follows:

	June 30,
	2018	2017
Net cash provided by (used in) operating activities of continuing operations	$667	$902
Net cash provided by (used in) operating activities of discontinued operations	(5)	(9)
Net cash provided by (used in) operating activities	$662	$893

Net cash provided by (used in) investing activities	$(517)	$(440)

Net cash provided by (used in) financing activities	$(231)	$(107)

Net cash provided by (used in) operating activities of continuing operations was $667 during the six months ended June 30, 2018, a decrease of $235 from the six months ended June 30, 2017, primarily due to lower sales and slightly higher costs, coupled with unfavorable working capital changes including an increase in stockpiles and ore on leach pads and increased tax payments, partially offset by increased collections on accounts receivable and higher realized metal prices.

Net cash provided by (used in) investing activities was $(517) during the six months ended June 30, 2018, an increase in cash used of $77 from the six months ended June 30, 2017, primarily due to higher Additions to property, plant and mine development in 2018 driven by higher capital expenditures on development projects, and mineral interest acquisitions of $39, partially offset by purchases of investments in 2017.

Net cash provided by (used in) financing activities was $(231) during the six months ended June 30, 2018, an increase in cash used of $124 from the six months ended June 30, 2017, primarily due to higher dividends paid of $150, repurchases of common stock for $70 and higher Payments for withholding of employee taxes related to stock-based compensation of $39, partially offset by proceeds from the sale of noncontrolling interests of $48 and lower net distributions to noncontrolling interests.

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

For the six months ended June 30, 2018 and 2017, we had Additions to property, plant and mine development as follows:

	Six Months Ended June 30,
	2018			2017
	Development	Sustaining		Development	Sustaining
	Projects	Capital	Total	Projects	Capital	Total
North America	$29	$128	$157	$7	$134	$141
South America	52	38	90	30	28	58
Australia	18	69	87	29	63	92
Africa	114	33	147	36	29	65
Corporate and other	—	6	6	1	3	4
Accrual basis	$213	$274	$487	$103	$257	$360
Decrease (increase) in non-cash adjustments			2			3
Cash basis			$489			$363

For the six months ended June 30, 2018, development projects included Twin Creeks Underground in North America, Merian and Quecher Main in South America, the Tanami Expansion project in Australia and Subika Underground and the Ahafo Mill Expansion in Africa. For the six months ended June 30, 2017, development projects included Merian in South America, the Tanami Expansion project in Australia and Subika Underground and the Ahafo Mill Expansion in Africa.

For the six months ended June 30, 2018 and 2017, sustaining capital included the following:

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

Additionally, in December 2017, the Company began the early phases of the Tanami Power project in Australia which includes the construction of a gas pipeline to the Tanami site, and construction and operation of two on-site power stations under agreements that qualify for build-to-suit lease accounting. As of June 30, 2018, the financing obligations under the build-to-suit arrangements were $71.

Refer to our global project pipeline discussion above for additional details. Refer to Note 3 to our Condensed Consolidated Financial Statements and Part I, Item 2 Non-GAAP Financial Measures All-In Sustaining Costs for further information.

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

Environmental

Our mining and exploration activities are subject to various federal and state laws and regulations governing the protection of the environment. We have made, and expect to make in the future, expenditures to comply with such laws and regulations, but cannot predict the full amount of such future expenditures. We perform a comprehensive review of our reclamation and remediation liabilities annually and review changes in facts and circumstances associated with these obligations at least quarterly. As of June 30, 2018, with the exception of an adjustment of $8 to a historical mine site obligation for future water management costs, there have been no material changes to our reclamation and remediation obligation since December 31, 2017. See Note 1 of the Condensed Consolidated Financial Statements for further information.

For a complete discussion of the factors that influence our reclamation obligations and the associated risks, refer to Part II, Item 7, Managements’ Discussion and Analysis of Consolidated Financial Condition and Results of Operations under the headings “Environmental” and “Critical Accounting Policies” and refer to Part I, Item 1A, Risk Factors under the heading “Mine closure, reclamation and remediation costs for environmental liabilities may exceed the provisions we have made” for the year ended December 31, 2017, filed February 22, 2018 on Form 10-K, and revisions filed April 26, 2018 on Form 8-K.

For more information on the Company’s reclamation and remediation liabilities, see Notes 5 and 25 to the Condensed Consolidated Financial Statements.

Accounting Developments

For a discussion of Recently Adopted and Recently Issued Accounting Pronouncements, see Note 2 to the Condensed Consolidated Financial Statements.

Non-GAAP Financial Measures

Non-GAAP financial measures are intended to provide additional information only and do not have any standard meaning prescribed by U.S. generally accepted accounting principles (“GAAP”). These measures should not be considered in isolation or as a substitute for measures of performance prepared in accordance with GAAP. Unless otherwise noted, we present the Non-GAAP financial measures of our continuing operations in the tables below. For additional information regarding our discontinued operations, see Note 9 to the Condensed Consolidated Financial Statements.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Net income (loss) attributable to Newmont stockholders	$292	$175	$484	$222
Net income (loss) attributable to noncontrolling interests	6	(24)	5	(13)
Net loss (income) from discontinued operations (1)	(18)	15	(40)	38
Equity loss (income) of affiliates	7	3	16	5
Income and mining tax expense (benefit)	18	166	123	277
Depreciation and amortization	279	310	580	610
Interest expense, net	49	64	102	131
EBITDA	$633	$709	$1,270	$1,270
Adjustments:
Loss (gain) on asset and investment sales (2)	$(100)	$(14)	$(99)	$(16)
Restructuring and other (3)	9	1	15	8
Reclamation and remediation charges (4)	8	—	8	3
Change in fair value of marketable equity securities (5)	(5)	—	(5)	—
Acquisition cost adjustments (6)	—	3	—	5
Impairment of long-lived assets (7)	—	—	—	3
Adjusted EBITDA	$545	$699	$1,189	$1,273

(1)

Net loss (income) from discontinued operations relates to (i) adjustments in our Holt royalty obligation, presented net of tax expense (benefit) of $5, $(8), $9 and $(21), respectively, and (ii) Batu Hijau operations, presented net of tax expense (benefit) of $-, $-, $1, $-, respectively. For additional information regarding our discontinued operations, see Note 9 to our Condensed Consolidated Financial Statements.

(2)

Loss (gain) on asset and investment sales, included in Other income, net, primarily represents a gain from the exchange of certain royalty interests for cash consideration and an equity ownership and warrants in Maverix in June 2018, and a gain from the exchange of our interest in the Fort á la Corne joint venture for equity ownership in Shore Gold Inc. (“Shore Gold”) in June 2017.

(3)	Restructuring and other, included in Other expense, net, represents certain costs associated with severance, legal and other settlements.
(4)	Reclamation and remediation charges, included in Reclamation and remediation, represent revisions to remediation plans at the Company’s former historic mining operations.
(5)

Change in fair value of marketable equity securities, included in Other income, net, primarily represents unrealized holding gains and losses on marketable equity securities related primarily to Continental Gold Inc.

(6)

Acquisition cost adjustments, included in Other expense, net, represent net adjustments to the contingent consideration and related liabilities associated with the acquisition of the final 33.33% interest in Boddington in June 2009.

(7)	Impairment of long-lived assets, included in Other expense, net, represents non-cash write-downs of long-lived assets.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Net income (loss) attributable to Newmont stockholders	$292	$175	$484	$222
Net loss (income) attributable to Newmont stockholders from discontinued operations (1)	(18)	15	(40)	38
Net income (loss) attributable to Newmont stockholders from continuing operations	274	190	444	260
Loss (gain) on asset and investment sales, net (2)	(99)	(14)	(99)	(16)
Restructuring and other, net (3)	7	1	12	7
Reclamation and remediation charges (4)	8	—	8	3
Change in fair value of marketable equity securities (5)	(5)	—	(5)	—
Acquisition cost adjustments (6)	—	3	—	5
Impairment of long-lived assets, net (7)	—	—	—	2
Tax effect of adjustments (8)	18	3	16	(1)
Valuation allowance and other tax adjustments (9)	(59)	65	(47)	124
Adjusted net income (loss)	$144	$248	$329	$384

Net income (loss) per share, basic (10)	$0.55	$0.33	$0.91	$0.42
Net loss (income) attributable to Newmont stockholders from discontinued operations	(0.03)	0.03	(0.07)	0.07
Net income (loss) attributable to Newmont stockholders from continuing operations	0.52	0.36	0.84	0.49
Loss (gain) on asset and investment sales, net	(0.18)	(0.03)	(0.18)	(0.03)
Restructuring and other, net	0.01	—	0.02	0.01
Reclamation and remediation charges	0.01	—	0.01	0.01
Change in fair value of marketable equity securities	(0.01)	—	(0.01)	—
Acquisition cost adjustments	—	0.01	—	0.01
Impairment of long-lived assets, net	—	—	—	—
Tax effect of adjustments	0.03	0.01	0.03	—
Valuation allowance and other tax adjustments	(0.11)	0.11	(0.09)	0.23
Adjusted net income (loss) per share, basic	$0.27	$0.46	$0.62	$0.72

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Net income (loss) per share, diluted (10)	$0.54	$0.33	$0.90	$0.42
Net loss (income) attributable to Newmont stockholders from discontinued operations	(0.03)	0.03	(0.07)	0.07
Net income (loss) attributable to Newmont stockholders from continuing operations	0.51	0.36	0.83	0.49
Loss (gain) on asset and investment sales, net	(0.18)	(0.03)	(0.18)	(0.03)
Restructuring and other, net	0.01	—	0.02	0.01
Reclamation and remediation charges	0.01	—	0.01	0.01
Change in fair value of marketable equity securities	(0.01)	—	(0.01)	—
Acquisition cost adjustments	—	0.01	—	0.01
Impairment of long-lived assets, net	—	—	—	—
Tax effect of adjustments	0.03	0.01	0.03	—
Valuation allowance and other tax adjustments	(0.11)	0.11	(0.09)	0.23
Adjusted net income (loss) per share, diluted	$0.26	$0.46	$0.61	$0.72

Weighted average common shares (millions):
Basic	533	533	534	533
Diluted	535	535	535	534

(1)

Net loss (income) attributable to Newmont stockholders from discontinued operations relates to (i) adjustments in our Holt royalty obligation, presented net of tax expense (benefit) of $5, $(8), $9 and $(21), respectively, and (ii) Batu Hijau operations, presented net of tax expense (benefit) of $-, $-, $1 and $- respectively. For additional information regarding our discontinued operations, see Note 9 to our Condensed Consolidated Financial Statements.

(2)

Loss (gain) on asset and investment sales, included in Other income, net, primarily represents a gain from the exchange of certain royalty interests for cash consideration and an equity ownership and warrants in Maverix in June 2018, and a gain from the exchange of our interest in the Fort á la Corne joint venture for equity ownership in Shore Gold in June 2017. Amounts are presented net of income (loss) attributable to noncontrolling interests of $1, $-, $- and $-, respectively.

(3)

Restructuring and other, included in Other expense, net, primarily represents certain costs associated with severance, legal and other settlements Amounts are presented net of income (loss) attributable to noncontrolling interests of $(2), $-, $(3) and $(1), respectively.

(4)	Reclamation and remediation charges, included in Reclamation and remediation, represent revisions to remediation plans at the Company’s former historic mining operations.
(5)

Change in fair value of marketable equity securities, included in Other income, net,  represents unrealized holding gains and losses on marketable equity securities related primarily to Continental Gold Inc.

(6)

Acquisition cost adjustments, included in Other expense, net, represent net adjustments to the contingent consideration and related liabilities associated with the acquisition of the final 33.33% interest in Boddington in June 2009.

(7)

Impairment of long-lived assets, net, included in Other expense, net, represents non-cash write-downs of long-lived assets. Amounts are presented net of income (loss) attributable to noncontrolling interests of $-, $-, $- and $(1), respectively.

(8)

The tax effect of adjustments, included in Income and mining tax benefit (expense),  represents the tax effect of adjustments in footnotes (2) through (7), as described above, and are calculated using the applicable regional tax rate.

(9)

Valuation allowance and other tax adjustments, included in Income and mining tax benefit (expense), is recorded for items such as foreign tax credits, alternative minimum tax credits, capital losses and disallowed foreign losses. The adjustment in the three and six months ended June 30, 2018 is due to a second quarter reduction to the provisional expense for the Tax Cuts and Jobs Act of ($45), a second quarter release of valuation allowance on capital losses of ($15), increases to net operating losses and other deferred tax assets at Yanacocha of $- and $11 respectively, and other tax adjustments of $1 and $7, respectively. Amounts are presented net of income (loss) attributable to noncontrolling interests of $-, $-, $(5), and $-, respectively. The adjustment in the three and six months ended June 30, 2017 is due to increases in tax credit carryovers of $70 and $139, respectively, partially offset by other tax adjustments of ($5) and ($15), respectively.

(10)	Per share measures may not recalculate due to rounding.

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

	Six Months Ended June 30,
	2018	2017
Net cash provided by (used in) operating activities	$662	$893
Less: Net cash used in (provided by) operating activities of discontinued operations	5	9
Net cash provided by (used in) operating activities of continuing operations	667	902
Less: Additions to property, plant and mine development	(489)	(363)
Free Cash Flow	$178	$539

Net cash provided by (used in) investing activities (1)	$(517)	$(440)
Net cash provided by (used in) financing activities	$(231)	$(107)

(1)	Net cash provided by (used in) investing activities includes Additions to property, plant and mine development, which is included in the Company’s computation of Free Cash Flow.

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

The following tables reconcile these non-GAAP measures to the most directly comparable GAAP measures.

Costs applicable to sales per ounce

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Costs applicable to sales (1)	$919	$955	$1,901	$1,873
Gold sold (thousand ounces)	1,224	1,439	2,536	2,767
Costs applicable to sales per ounce (2)	$751	$664	$750	$677

(1)	Includes by-product credits of $18 and $31 during the three and six months ended June 30, 2018, respectively, and $16 and $26 during the three and six months ended June 30, 2017, respectively.
(2)	Per ounce measures may not recalculate due to rounding.

Costs applicable to sales per pound

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Costs applicable to sales (1)	$46	$44	$93	$83
Copper sold (million pounds)	27	32	54	58
Costs applicable to sales per pound (2)	$1.70	$1.38	$1.72	$1.43

(1)	Includes by-product credits of $1 and $2 during the three and six months ended June 30, 2018, respectively, and $2 and $3 during the three and six months ended June 30, 2017, respectively.
(2)	Per pound measures may not recalculate due to rounding.

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

			Advanced
			Projects,
			Research and			Treatment				All-In
	Costs		Development	General	Other	and		All-In	Ounces	Sustaining
Three Months Ended	Applicable	Reclamation	and	and	Expense,	Refining	Sustaining	Sustaining	(000)/Pounds	Costs per
June 30, 2018	to Sales (1)(2)(3)	Costs (4)	Exploration(5)	Administrative	Net (6)	Costs	Capital (7)	Costs	(millions) Sold	oz/lb (8)
Gold
Carlin	$178	$2	$5	$1	$—	$—	$42	$228	187	$1,217
Phoenix	44	—	1	—	—	2	9	56	53	1,057
Twin Creeks	66	—	3	1	—	—	6	76	86	878
Long Canyon	18	—	—	—	—	—	3	21	43	502
CC&V	42	3	1	1	1	—	9	57	67	857
Other North America	—	—	18	1	1	—	2	22	—	—
North America	348	5	28	4	2	2	71	460	436	1,056

Yanacocha	92	9	10	—	2	—	5	118	113	1,049
Merian	61	1	6	—	—	—	18	86	102	833
Other South America	—	—	10	3	—	—	—	13	—	—
South America	153	10	26	3	2	—	23	217	215	1,005

Boddington	130	4	—	—	—	5	7	146	177	826
Tanami	74	—	3	—	—	—	17	94	103	925
Kalgoorlie	62	1	3	—	—	—	5	71	93	753
Other Australia	—	2	3	3	(2)	—	—	6	—	—
Australia	266	7	9	3	(2)	5	29	317	373	851

Ahafo	90	1	2	1	1	—	6	101	101	1,003
Akyem	62	6	—	—	—	—	10	78	99	794
Other Africa	—	—	7	1	—	—	—	8	—	—
Africa	152	7	9	2	1	—	16	187	200	942

Corporate and Other	—	—	18	51	1	—	2	72	—	—
Total Gold	$919	$29	$90	$63	$4	$7	$141	$1,253	1,224	$1,024

Copper
Phoenix	$14	$1	$—	$—	$—	$1	$2	$18	7	$2.57
Boddington	32	—	—	—	—	2	3	37	20	1.87
Total Copper	$46	$1	$—	$—	$—	$3	$5	$55	27	$2.05

Consolidated	$965	$30	$90	$63	$4	$10	$146	$1,308

(1)	Excludes Depreciation and amortization and Reclamation and remediation.
(2)	Includes by-product credits of $19 and excludes co-product revenues of $81.
(3)	Includes stockpile and leach pad inventory adjustments of $25 at Carlin, $14 at Twin Creeks, $1 at Yanacocha, $18 at Ahafo and $15 at Akyem.
(4)

Reclamation costs include operating accretion and amortization of asset retirement costs of $15 and $15, respectively, and exclude non-operating accretion and reclamation and remediation adjustments of $11 and $11, respectively.

(5)

Advanced projects, research and development and Exploration of $3 at Carlin, $6 at Long Canyon, $2 at Yanacocha, $1 at Tanami, $2 at Ahafo and $4 at Akyem are recorded in “Other” of the respective region for development projects.

(6)	Other expense, net is adjusted for restructuring and other costs of $9.
(7)

Excludes development capital expenditures, capitalized interest and changes in accrued capital, totaling $112. The following are major development projects: Twin Creeks underground, Quecher Main, Merian, Tanami expansions, Subika and Ahafo mill expansions.

(8)	Per ounce and per pound measures may not recalculate due to rounding.

			Advanced
			Projects,
			Research and			Treatment				All-In
	Costs		Development	General	Other	and		All-In	Ounces	Sustaining
Three Months Ended	Applicable	Reclamation	and	and	Expense,	Refining	Sustaining	Sustaining	(000)/Pounds	Costs per
June 30, 2017	to Sales (1)(2)(3)	Costs (4)	Exploration(5)	Administrative	Net (6)	Costs	Capital (7)	Costs	(millions) Sold	oz/lb (8)
Gold
Carlin	$170	$2	$5	$—	$—	$—	$47	$224	222	$1,009
Phoenix	46	2	3	—	—	3	2	56	57	982
Twin Creeks	61	1	2	—	—	—	10	74	124	597
Long Canyon	13	1	—	—	—	—	—	14	45	311
CC&V	74	1	3	1	—	—	4	83	132	629
Other North America	—	—	9	—	2	—	—	11	—	—
North America	364	7	22	1	2	3	63	462	580	797

Yanacocha	134	18	5	1	2	—	9	169	120	1,408
Merian	64	—	4	—	—	—	4	72	120	600
Other South America	—	—	12	3	1	—	—	16	—	—
South America	198	18	21	4	3	—	13	257	240	1,071

Boddington	147	1	1	—	—	5	13	167	211	791
Tanami	58	1	1	—	—	—	14	74	98	755
Kalgoorlie	55	—	1	—	—	—	4	60	90	667
Other Australia	—	—	7	2	—	—	2	11	—	—
Australia	260	2	10	2	—	5	33	312	399	782

Ahafo	60	1	9	—	2	—	12	84	89	944
Akyem	73	3	1	—	—	—	4	81	131	618
Other Africa	—	—	6	4	—	—	—	10	—	—
Africa	133	4	16	4	2	—	16	175	220	795

Corporate and Other	—	—	14	47	3	—	1	65	—	—
Total Gold	$955	$31	$83	$58	$10	$8	$126	$1,271	1,439	$883

Copper
Phoenix	$16	$—	$—	$—	$—	$—	$4	$20	10	$2.00
Boddington	28	1	—	—	—	4	1	34	22	1.55
Total Copper	$44	$1	$—	$—	$—	$4	$5	$54	32	$1.69

Consolidated	$999	$32	$83	$58	$10	$12	$131	$1,325

(1)	Excludes Depreciation and amortization and Reclamation and remediation.
(2)	Includes by-product credits of $18 and exclude co-product revenues of $76.
(3)	Includes stockpile and leach pad inventory adjustments of $9 at Carlin, $8 at Twin Creeks, $24 at Yanacocha and $5 at Akyem.
(4)

Reclamation costs include operating accretion and amortization of asset retirement costs of $20 and $12, respectively, and exclude non-operating accretion and reclamation and remediation adjustments of $6 and $17, respectively.

(5)

Advanced projects, research and development and Exploration of $5 at Long Canyon, $3 at Yanacocha, $5 at Tanami, $1 at Ahafo and $4 at Akyem are recorded in “Other” of the respective region for development projects.

(6)	Other expense, net is adjusted for restructuring and other costs of $1 and acquisition cost adjustments of $3.
(7)

Excludes development capital expenditures, capitalized interest and changes in accrued capital, totaling $52. The following are major development projects: Merian, Subika underground and the Tanami and Ahafo mill expansions.

(8)	Per ounce and per pound measures may not recalculate due to rounding.

			Advanced
			Projects,
			Research and			Treatment				All-In
	Costs		Development	General	Other	and		All-In	Ounces	Sustaining
Six Months Ended	Applicable	Reclamation	and	and	Expense,	Refining	Sustaining	Sustaining	(000)/Pounds	Costs per
June 30, 2018	to Sales (1)(2)(3)	Costs (4)	Exploration(5)	Administrative	Net (6)	Costs	Capital (7)	Costs	(millions) Sold	oz/lb (8)
Gold
Carlin	$377	$5	$9	$3	$—	$—	$72	$466	416	$1,119
Phoenix	106	1	2	1	—	4	14	128	130	983
Twin Creeks	130	1	5	1	1	—	11	149	169	882
Long Canyon	34	1	—	—	—	—	5	40	87	464
CC&V	81	3	3	1	1	—	18	107	129	831
Other North America	—	—	31	1	2	—	4	38	—	—
North America	728	11	50	7	4	4	124	928	931	996

Yanacocha	206	19	16	—	3	—	11	255	220	1,160
Merian	128	1	9	—	—	—	27	165	227	727
Other South America	—	—	21	6	1	—	—	28	—	—
South America	334	20	46	6	4	—	38	448	447	1,002

Boddington	258	6	—	—	—	10	20	294	337	873
Tanami	150	1	8	—	1	—	29	189	229	828
Kalgoorlie	122	2	6	—	—	—	13	143	181	787
Other Australia	—	2	6	5	(3)	—	1	11	—	—
Australia	530	11	20	5	(2)	10	63	637	747	853

Ahafo	180	2	4	1	1	—	13	201	205	982
Akyem	129	12	—	—	1	—	20	162	206	789
Other Africa	—	—	13	3	—	—	—	16	—	—
Africa	309	14	17	4	2	—	33	379	411	923

Corporate and Other	—	—	31	100	1	—	6	138	—	—
Total Gold	$1,901	$56	$164	$122	$9	$14	$264	$2,530	2,536	$998

Copper
Phoenix	$30	$1	$—	$—	$—	$1	$4	$36	15	2.35
Boddington	63	1	—	—	—	5	6	75	39	1.95
Total Copper	$93	$2	$—	$—	$—	$6	$10	$111	54	$2.06

Consolidated	$1,994	$58	$164	$122	$9	$20	$274	$2,641

(1)	Excludes Depreciation and amortization and Reclamation and remediation.
(2)	Includes by-product credits of $33 and excludes co-product copper revenues of $159.
(3)	Includes stockpile and leach pad inventory adjustments of $46 at Carlin, $26 at Twin Creeks, $19 at Yanacocha, $33 at Ahafo and $28 at Akyem.
(4)

Reclamation costs include operating accretion and amortization of asset retirement costs of $30 and $28, respectively, and exclude non-operating accretion and reclamation and remediation adjustments of $21 and $14, respectively.

(5)

Advanced projects, research and development and Exploration of $6 at Carlin, $12 at Long Canyon, $6 at Yanacocha, $2 at Tanami, $4 at Ahafo and $7 at Akyem are recorded in “Other” of the respective region for development projects.

(6)	Other expense, net is adjusted for restructuring and other costs of $15.
(7)

Excludes development capital expenditures, capitalized interest and changes in accrued capital, totaling $215. The following are major development projects: Twin Creeks underground, Quecher Main, Merian, Tanami expansions, Subika and Ahafo mill expansions.

(8)	Per ounce and per pound measures may not recalculate due to rounding.

			Advanced
			Projects,
			Research and			Treatment				All-In
	Costs		Development	General	Other	and		All-In	Ounces	Sustaining
Six Months Ended	Applicable	Reclamation	and	and	Expense,	Refining	Sustaining	Sustaining	(000)/Pounds	Costs per
June 30, 2017	to Sales (1)(2)(3)	Costs (4)	Exploration(5)	Administrative	Net (6)	Costs	Capital (7)	Costs	(millions) Sold	oz/lb (8)
Gold
Carlin	$378	$3	$8	$1	$—	$—	$95	$485	439	$1,105
Phoenix	90	3	4	—	—	6	6	109	103	1,058
Twin Creeks	111	2	4	1	—	—	17	135	208	649
Long Canyon	25	1	—	—	—	—	1	27	77	351
CC&V	149	2	7	1	—	—	8	167	260	642
Other North America	—	—	17	—	3	—	2	22	—	—
North America	753	11	40	3	3	6	129	945	1,087	869

Yanacocha	253	31	7	2	3	—	20	316	268	1,179
Merian	112	—	8	—	—	—	8	128	228	561
Other South America	—	—	24	6	1	—	—	31	—	—
South America	365	31	39	8	4	—	28	475	496	958

Boddington	269	3	1	—	1	9	26	309	395	782
Tanami	108	1	1	—	—	—	24	134	174	770
Kalgoorlie	107	1	3	—	—	—	8	119	174	684
Other Australia	—	—	11	4	—	—	2	17	—	—
Australia	484	5	16	4	1	9	60	579	743	779

Ahafo	136	3	11	—	2	—	19	171	183	934
Akyem	135	6	1	—	1	—	10	153	258	593
Other Africa	—	—	12	5	—	—	—	17	—	—
Africa	271	9	24	5	3	—	29	341	441	773

Corporate and Other	—	—	26	93	4	—	3	126	—	—
Total Gold	$1,873	$56	$145	$113	$15	$15	$249	$2,466	2,767	$891

Copper
Phoenix	$34	$1	$—	$—	$—	$1	$5	$41	20	$2.05
Boddington	49	1	—	—	—	6	3	59	38	1.55
Total Copper	$83	$2	$—	$—	$—	$7	$8	$100	58	$1.72

Consolidated	$1,956	$58	$145	$113	$15	$22	$257	$2,566

(1)	Excludes Depreciation and amortization and Reclamation and remediation.
(2)	Includes by-product credits of $29 and excludes co-product revenues of $147.
(3)	Includes stockpile and leach pad inventory adjustments of $27 at Carlin, $11 at Twin Creeks, $30 at Yanacocha, $13 at Ahafo and $5 at Akyem.
(4)

Reclamation costs include operating accretion and amortization of asset retirement costs of $40 and $18, respectively, and exclude non-operating accretion and reclamation and remediation adjustments of $10 and $22, respectively.

(5)

Advanced projects, research and development and Exploration of $10 at Long Canyon, $5 at Yanacocha, $8 at Tanami, $5 at Ahafo and $5 at Akyem are recorded in “Other” of the respective region for development projects.

(6)	Other expense, net is adjusted for restructuring and other costs of $8, acquisition cost adjustments of $5 and impairment of long-lived assets of $3.
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

Decreases in the market price of gold and copper can also significantly affect the value of our product inventory, stockpiles and leach pads, and it may be necessary to record a write-down to the net realizable value. Net realizable value represents the estimated future sales price based on short-term and long-term metals prices, less estimated costs to complete production and bring the product to sale. The primary factors that influence the need to record write-downs of our stockpiles, leach pads and product inventory include short-term and long-term metals prices and costs for production inputs such as labor, fuel and energy, materials and supplies as well as realized ore grades and recovery rates. The significant assumptions in determining the stockpile, leach pad and product inventory adjustments for each mine site reporting unit at June 30, 2018 included production cost and capitalized expenditure assumptions unique to each operation, a short-term and long-term gold price of $1,306 and $1,300 per ounce, respectively, a short-term and long-term copper price of $3.12 and $3.00 per pound, respectively, and a short-term and long-term U.S. to Australian dollar exchange rate of $0.76 and $0.80, respectively.

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

Cash Flow Hedges

The diesel derivative and foreign currency contracts are designated as cash flow hedges, and as such, the effective portion of unrealized changes in market value have been recorded in Accumulated other comprehensive income (loss) and are reclassified to income during the period in which the hedged transaction affects earnings.

Diesel Price Risk

We had the following diesel derivative contracts outstanding at June 30, 2018:

	Expected Maturity Date
					Total/
	2018	2019	2020	2021	Average
Diesel Fixed Forward Contracts:
North America
Diesel gallons (millions)	7	3	3	1	14
Average rate ($/gallon)	1.68	1.78	1.97	2.04	1.79

South America
Diesel gallons (millions)	—	—	2	—	2
Average rate ($/gallon)	—	—	1.88	1.99	1.89

Australia
Diesel barrels (thousands)	—	12	73	17	102
Average rate ($/barrel)	—	85.93	77.06	79.69	78.54

The fair value of the diesel derivative contracts was a net asset position of $7 at June 30, 2018 and $6 at December 31, 2017.

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

At June 30, 2018, Newmont had gold sales of 78,000 ounces priced at an average of $1,251 per ounce, subject to final pricing over the next several months. Each $25 change in the price for provisionally priced gold sales would have an approximate $1 effect on our Net income (loss) attributable to Newmont stockholders. The London Bullion Market Association P.M. closing settlement price at June 30, 2018 for gold was $1,250 per ounce.

At June 30, 2018, Newmont had copper sales of 13 million pounds priced at an average of $3.01 per pound, subject to final pricing over the next several months. Each $0.10 change in the price for provisionally priced copper sales would have an approximate $1 effect on our Net income (loss) attributable to Newmont stockholders. The LME closing settlement price at June 30, 2018 for copper was $3.02 per pound.

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

There were no changes in the Company’s internal control over financial reporting that occurred during the three months ended June 30, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.       UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

	(a)	(b)	(c)	(d)
			Total Number of	Maximum Number (or
	Total		Shares Purchased	Approximate Dollar Value)
	Number	Average	as Part of	of Shares that may
	of Shares	Price Paid	Publicly Announced	yet be Purchased
Period	Purchased(1)	Per Share(1)	Plans or Programs(2)	under the Plans or Programs(2)
April 1, 2018 through April 30, 2018	3,481	$40.22	—	$26,030,716
May 1, 2018 through May 31, 2018	161,205	$39.66	159,840	$19,691,707
June 1, 2018 through June 30, 2018	154	$40.05	—	$19,691,707

(1)

The total number of shares purchased (and the average price paid per share) reflects: (i) shares purchased pursuant to the repurchase program described in (2) below; and (ii) represents shares delivered to the Company from stock awards held by employees upon vesting for the purpose of covering the recipients’ tax withholding obligations, totaling 3,481 shares, 1,365 shares and 154 shares for the fiscal months of April, May and June 2018, respectively.

(2)

On February 20, 2018, the Company’s Board of Directors authorized a new stock repurchase program, under which the Company was authorized to repurchase shares of outstanding common stock to offset the dilutive impact of employee stock award vesting in the current year, provided that the aggregate value of shares of common stock repurchased does not exceed $90 million, and no shares of common stock may be repurchased under the program after December 31, 2018. The Company repurchased 159,840 shares in the second quarter under the repurchase program, representing an aggregate value of $6, and such shares were then retired. To the extent, additional employee stock award vesting occurs later in the year in connection with retirements, terminations or previously scheduled vestings, the Company intends to use the repurchase program exclusively to offset dilution, subject to the limitations set forth above. The repurchase program may be discontinued at any time, and the program does not obligate the Company to acquire any specific number of shares of its common stock. The extent to which the Company repurchases its shares, and the timing of such repurchases, will depend upon a variety of factors, including trading volume, market conditions, legal requirements, business conditions and other factors.

ITEM 3.       DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.       MINE SAFETY DISCLOSURES.

At Newmont, safety is a core value. No work-related fatalities occurred at any Newmont site or facility in 2017 or the first quarter of 2018. However, a tragic event occurred in April 2018, which resulted in the death of six contractors who were working on the construction of a structure at the Ahafo Mill Expansion project in Ghana. We deeply grieve these losses along with families, friends, colleagues and the entire Newmont family. Newmont Ghana has fully cooperated with the Government of Ghana’s Minerals Commission to support their investigation of the accident. We are committed to honoring our obligations and working closely with the Minerals Commission to develop detailed action plans to address their investigation report’s findings and to integrate lessons across its business. This tragic accident stands as a sobering reminder that we must forever remain vigilant in continually improving our safety culture. It is with great humility and resolve that we renew our commitment to making sure our people go home safe every day.

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

NEWMONT MINING CORPORATION
(Registrant)

Date: July 26, 2018	/s/ NANCY K. BUESE
Nancy K. Buese
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: July 26, 2018	/s/ JOHN W. KITLEN
John W. Kitlen
Vice President, Controller and Chief Accounting Officer
(Principal Accounting Officer)