Form 10-Q
period 2018-09-30
NEWMONT MINING CORP /DE/
filed 2018-10-25
CIK 1164727

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12-b2 of the Exchange Act.

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

There were  532,660,228 shares of common stock outstanding on October 18, 2018.

NEWMONT MINING CORPORATION

THIRD QUARTER 2018 RESULTS AND HIGHLIGHTS

(unaudited, in millions, except per share, per ounce and per pound)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Financial Results:
Sales	$1,726	$1,879	$5,205	$5,444
Gold	$1,656	$1,799	$4,976	$5,217
Copper	$70	$80	$229	$227
Costs applicable to sales (1)	$995	$1,053	$2,989	$3,009
Gold	$952	$1,017	$2,853	$2,890
Copper	$43	$36	$136	$119
Net income (loss) from continuing operations	$(140)	$206	$309	$453
Net income (loss)	$(124)	$199	$365	$408
Net income (loss) from continuing operations attributable to Newmont stockholders	$(161)	$213	$283	$473
Per common share, diluted:
Net income (loss) from continuing operations attributable to Newmont stockholders	$(0.31)	$0.39	$0.53	$0.88
Net income (loss) attributable to Newmont stockholders	$(0.27)	$0.38	$0.63	$0.80
Adjusted net income (loss) (2)	$175	$184	$504	$568
Adjusted net income (loss) per share, diluted (2)	$0.33	$0.34	$0.94	$1.06
Earnings before interest, taxes and depreciation and amortization (2)	$222	$662	$1,492	$1,932
Adjusted earnings before interest, taxes and depreciation and amortization (2)	$636	$656	$1,825	$1,929
Net cash provided by (used in) operating activities of continuing operations			$1,095	$1,391
Free Cash Flow (2)			$332	$834
Cash dividends declared per common share	$0.14	$0.075	$0.42	$0.175

Operating Results:
Consolidated gold ounces (thousands):
Produced	1,394	1,441	3,922	4,208
Sold	1,378	1,411	3,914	4,178
Attributable gold ounces (thousands):
Produced	1,286	1,339	3,657	3,925
Sold	1,270	1,313	3,648	3,892
Consolidated and attributable copper pounds (millions):
Produced	26	27	83	87
Sold	28	26	82	84
Average realized price:
Gold (per ounce)	$1,201	$1,276	$1,271	$1,249
Copper (per pound)	$2.50	$3.06	$2.79	$2.71
Consolidated costs applicable to sales: (1)(2)
Gold (per ounce)	$691	$721	$729	$692
Copper (per pound)	$1.54	$1.38	$1.66	$1.42
All-in sustaining costs: (2)
Gold (per ounce)	$927	$941	$973	$908
Copper (per pound)	$1.87	$1.65	$2.00	$1.70

(1)	Excludes Depreciation and amortization and Reclamation and remediation.
(2)	See “Non-GAAP Financial Measures” beginning on page 70.

Third Quarter 2018 Highlights

•

Net income (loss): Delivered Net income (loss) from continuing operations attributable to Newmont stockholders of $(161) or $(0.31) per diluted share, a decrease of $374 from the prior-year quarter, primarily due to the impairment of exploration and long-lived assets in North America and lower metal prices, partially offset by lower income tax expense.

•	Adjusted net income (loss): Delivered Adjusted net income (loss) of $175 or $0.33 per diluted share, a 3% decrease from the prior-year quarter (See “Non-GAAP Financial Measures” beginning on page 70).
•	Adjusted EBITDA: Generated $636 in Adjusted EBITDA, a 3% decrease from the prior-year quarter (See “Non-GAAP Financial Measures” beginning on page 70).
•

Cash Flow:  Reported Net cash provided by (used in) operating activities of continuing operations of $1,095 for the nine months ended September 30, 2018, a 21% decrease from the prior year, and free cash flow of $332 (See “Non-GAAP Financial Measures” beginning on page 70).

•

Portfolio improvements: Completed the CC&V concentrates project in North America; commissioned the primary crusher at Merian in South America; advanced the Tanami Expansion 2 project to definitive feasibility study in Australia; formed a strategic partnership with Evrim Resources in the Cuale gold project in Mexico; expanded regional exploration activities with an investment in Orosur Mining and an opportunity to participate in Miranda Gold’s Lyra project in Colombia.

•

Attributable gold production: Decreased 4.0% to 1.29 million ounces of gold,  primarily due to lower mill throughput at Carlin, lower leach production at CC&V, and lower grades at Kalgoorlie. These impacts were partially offset by higher grades at Ahafo, Yanacocha and Tanami.

•

Financial strength: Ended the quarter with $3.1 billion cash on hand and net debt of $1.1 billion; an industry-leading balance sheet with investment-grade credit profile; and a quarterly dividend declared of $0.14 per share, an increase of 87% over the prior-year quarter.

Our global project pipeline

Newmont’s capital-efficient project pipeline supports stable production with improving margins and mine life. Near-term development capital projects are presented below. Funding for Subika Underground, Ahafo Mill Expansion, Quecher Main and Tanami Power projects has been approved and these projects are in execution.

Subika Underground, Africa. This project leverages existing infrastructure and an optimized approach to develop Ahafo’s most promising underground resource. First production was achieved in June 2017 with commercial production expected in the fourth quarter of 2018. The project is expected to have an average annual gold production of between 150,000 and 200,000 ounces per year for the first five years beginning in 2019 with an initial mine life of approximately 11 years. Development capital costs (excluding capitalized interest) since approval were $154, of which $24 related to the third quarter of 2018.

Ahafo Mill Expansion, Africa. This project is designed to maximize resource value by improving production margins and accelerating stockpile processing. The project also supports profitable development of Ahafo’s highly prospective underground resources. The expansion is expected to have an average annual gold production of between 75,000 and 100,000 ounces per year for the first five years beginning in 2020. Development capital costs (excluding capitalized interest) since approval were $102, of which $19 related to the third quarter of 2018. A tragic construction accident occurred in April which resulted in six fatalities. Construction restarted in August following a four-month stop to put in place additional safety measures agreed upon with the government of Ghana. The delay will shift first gold production into the second half of 2019, while commercial production remains in the second half of 2019.

Quecher Main, South America. This project will add oxide production at Yanacocha, leverage existing infrastructure and enable potential future growth at Yanacocha. First production is expected in late 2018 with commercial production in the second half of 2019. Quecher Main extends the life of the Yanacocha operation to 2027 with average annual gold production of about 200,000 ounces per year (on a consolidated basis) between 2020 and 2025. Development capital costs (excluding capitalized interest) since approval were $67, of which $26 related to the third quarter of 2018.

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

PART I—FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS.

NEWMONT MINING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited, in millions except per share)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Sales (Note 4)	$1,726	$1,879	$5,205	$5,444

Costs and expenses:
Costs applicable to sales (1)	995	1,053	2,989	3,009
Depreciation and amortization	299	328	879	938
Reclamation and remediation (Note 5)	31	26	96	98
Exploration	48	48	142	135
Advanced projects, research and development	37	41	107	99
General and administrative	59	58	181	171
Impairment of long-lived assets (Note 6)	366	—	366	3
Other expense, net (Note 7)	5	1	29	29
	1,840	1,555	4,789	4,482
Other income (expense):
Other income, net (Note 8)	37	10	197	32
Interest expense, net of capitalized interest	(51)	(56)	(153)	(187)
	(14)	(46)	44	(155)
Income (loss) before income and mining tax and other items	(128)	278	460	807
Income and mining tax benefit (expense) (Note 9)	(3)	(73)	(126)	(350)
Equity income (loss) of affiliates	(9)	1	(25)	(4)
Net income (loss) from continuing operations	(140)	206	309	453
Net income (loss) from discontinued operations (Note 10)	16	(7)	56	(45)
Net income (loss)	(124)	199	365	408
Net loss (income) attributable to noncontrolling interests (Note 11)	(21)	7	(26)	20
Net income (loss) attributable to Newmont stockholders	$(145)	$206	$339	$428

Net income (loss) attributable to Newmont stockholders:
Continuing operations	$(161)	$213	$283	$473
Discontinued operations	16	(7)	56	(45)
	$(145)	$206	$339	$428
Net income (loss) per common share (Note 12):
Basic:
Continuing operations	$(0.31)	$0.39	$0.53	$0.88
Discontinued operations	0.04	(0.01)	0.11	(0.08)
	$(0.27)	$0.38	$0.64	$0.80
Diluted:
Continuing operations	$(0.31)	$0.39	$0.53	$0.88
Discontinued operations	0.04	(0.01)	0.10	(0.08)
	$(0.27)	$0.38	$0.63	$0.80

Cash dividends declared per common share	$0.14	$0.075	$0.42	$0.175

(1)	Excludes Depreciation and amortization and Reclamation and remediation.

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

NEWMONT MINING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(unaudited, in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income (loss)	$(124)	$199	$365	$408
Other comprehensive income (loss):
Change in marketable securities, net of tax of $-, $-, $- and $-, respectively	—	5	1	(6)
Foreign currency translation adjustments	4	8	—	12
Change in pension and other post-retirement benefits, net of tax of $(1), $(2), $(4) and $(7), respectively	5	4	14	13
Change in fair value of cash flow hedge instruments, net of tax of $(1), $(4), $(4) and $(11), respectively	3	9	12	23
Other comprehensive income (loss)	12	26	27	42
Comprehensive income (loss)	$(112)	$225	$392	$450

Comprehensive income (loss) attributable to:
Newmont stockholders	$(133)	$232	$366	$470
Noncontrolling interests	21	(7)	26	(20)
	$(112)	$225	$392	$450

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

NEWMONT MINING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in millions)

	Nine Months Ended September 30,
	2018	2017
Operating activities:
Net income (loss)	$365	$408
Adjustments:
Depreciation and amortization	879	938
Stock-based compensation (Note 14)	57	53
Reclamation and remediation	85	92
Loss (income) from discontinued operations (Note 10)	(56)	45
Deferred income taxes	(100)	97
Impairment of long-lived assets (Note 6)	366	3
Gain on asset and investment sales, net	(100)	(21)
Write-downs of inventory and stockpiles and ore on leach pads	220	158
Other operating adjustments	46	71
Net change in operating assets and liabilities (Note 24)	(667)	(453)
Net cash provided by (used in) operating activities of continuing operations	1,095	1,391
Net cash provided by (used in) operating activities of discontinued operations (1)	(8)	(12)
Net cash provided by (used in) operating activities	1,087	1,379

Investing activities:
Additions to property, plant and mine development	(763)	(557)
Acquisitions, net	(138)	—
Proceeds from sales of other assets	23	5
Purchases of investments	(17)	(113)
Proceeds from sales of investments	16	34
Other	(5)	13
Net cash provided by (used in) investing activities	(884)	(618)

Financing activities:
Dividends paid to common stockholders	(226)	(94)
Distributions to noncontrolling interests	(107)	(119)
Repurchase of common stock	(96)	—
Funding from noncontrolling interests	77	70
Proceeds from sale of noncontrolling interests	48	—
Payments for withholding of employee taxes related to stock-based compensation	(39)	(13)
Repayment of debt	(3)	(383)
Other	—	(3)
Net cash provided by (used in) financing activities	(346)	(542)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(4)	3
Net change in cash, cash equivalents and restricted cash	(147)	222
Cash, cash equivalents and restricted cash at beginning of period	3,298	2,782
Cash, cash equivalents and restricted cash at end of period	$3,151	$3,004

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$3,068	$2,969
Restricted cash included in Other current assets	1	—
Restricted cash included in Other noncurrent assets	82	35
Total cash, cash equivalents and restricted cash	$3,151	$3,004

(1)

Net cash provided by (used in) operating activities of discontinued operations includes $(8) and $(9) related to the Holt royalty obligation and $- and $(3) related to closing costs for the sale of Batu Hijau, all of which were paid out of Cash and cash equivalents held for use for the nine months ended September 30, 2018 and 2017, respectively. For additional information regarding the Company’s discontinued operations, see Note 10.

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

NEWMONT MINING CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited, in millions)

	At September 30,	At December 31,
	2018	2017
ASSETS
Cash and cash equivalents	$3,068	$3,259
Trade receivables (Note 4)	176	124
Other accounts receivables	96	113
Investments (Note 17)	58	62
Inventories (Note 18)	713	679
Stockpiles and ore on leach pads (Note 19)	668	676
Other current assets	156	153
Current assets	4,935	5,066
Property, plant and mine development, net	12,209	12,338
Investments (Note 17)	331	280
Stockpiles and ore on leach pads (Note 19)	1,878	1,848
Deferred income tax assets	600	549
Other non-current assets	606	565
Total assets	$20,559	$20,646

LIABILITIES
Accounts payable	$293	$375
Employee-related benefits	275	309
Income and mining taxes payable	43	248
Lease and other financing obligations (Note 21)	20	4
Other current liabilities (Note 22)	420	462
Current liabilities	1,051	1,398
Debt (Note 20)	4,043	4,040
Reclamation and remediation liabilities (Note 5)	2,385	2,345
Deferred income tax liabilities	614	595
Employee-related benefits	368	386
Lease and other financing obligations (Note 21)	127	21
Other non-current liabilities (Note 22)	348	342
Total liabilities	8,936	9,127

Contingently redeemable noncontrolling interest (Note 11)	49	—

EQUITY
Common stock	855	855
Treasury stock	(69)	(30)
Additional paid-in capital	9,600	9,592
Accumulated other comprehensive income (loss) (Note 23)	(150)	(292)
Retained earnings	361	410
Newmont stockholders' equity	10,597	10,535
Noncontrolling interests	977	984
Total equity	11,574	11,519
Total liabilities and equity	$20,559	$20,646

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

NEWMONT MINING CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

(unaudited, in millions)

						Accumulated				Contingently
					Additional	Other				Redeemable
	Common Stock		Treasury Stock		Paid-In	Comprehensive	Retained	Noncontrolling	Total	Noncontrolling
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Earnings	Interests	Equity	Interest
	(in millions)
Balance at December 31, 2017	534	$855	(1)	$(30)	$9,592	$(292)	$410	$984	$11,519	$—
Cumulative-effect adjustment of adopting ASU No. 2016-01	—	—	—	—	—	115	(115)	—	—	—
Net income (loss)	—	—	—	—	—	—	339	25	364	1
Other comprehensive income (loss)	—	—	—	—	—	27	—	—	27	—
Sale of noncontrolling interest	—	—	—	—	—	—	—	—	—	48
Dividends declared	—	—	—	—	—	—	(226)	—	(226)	—
Distributions declared to noncontrolling interests	—	—	—	—	—	—	—	(107)	(107)	—
Cash calls requested from noncontrolling interests (1)	—	—	—	—	—	—	—	75	75	—
Repurchase and retirement of common stock	(3)	(5)	—	—	(44)	—	(47)	—	(96)	—
Withholding of employee taxes related to stock-based compensation	—	—	(1)	(39)	—	—	—	—	(39)	—
Stock-based awards and related share issuances	4	5	—	—	52	—	—	—	57	—
Balance at September 30, 2018	535	$855	(2)	$(69)	$9,600	$(150)	$361	$977	$11,574	$49

(1)

Cash calls requested from noncontrolling interests of $75 for the nine months ended September 30, 2018 represent cash calls requested from Staatsolie for the Merian mine. Staatsolie paid an additional $2 related to prior periods during the three months ended September 30, 2018.

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

In July 2018, Newmont purchased a 50% interest in the Galore Creek Partnership (“Galore Creek”) from NovaGold Resources Inc. (“NovaGold”) for $100 in cash consideration paid on the transaction date; a deferred payment of $75, payable upon the earlier of three years or the completion of a prefeasibility study; a deferred payment of $25, payable upon the earlier of five years or the completion of a feasibility study; and a contingent payment of $75, payable upon the earlier of initiation or approval to construct a mine, mill and all related infrastructure for the Galore Creek project.

The Company accounted for the purchase of Galore Creek as an asset acquisition, as the identifiable assets are primarily concentrated in a single mineral interest. The value of the consideration paid and payable of $189 was allocated to the acquired assets and assumed liabilities based on their estimated fair values on the acquisition date. At the acquisition date, the Company recorded mineral interests of $192, other noncurrent assets of $2, other current liabilities of $2 and noncurrent reclamation and remediation liabilities of $3 within the North America segment. Upon becoming probable of payment, the contingent payment of $75 will be accrued and allocated to the mineral interest. Refer to Note 26 for further details regarding the contingent payment. The Company includes its pro-rata share of operations for Galore Creek in the Consolidated Financial Statements.

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

In addition to changes in commodity prices, other factors such as changes in mine plans, increases in costs, geotechnical failures, and changes in social, environmental or regulatory requirements can adversely affect the Company’s ability to recover its investment in certain assets and result in impairment charges. As discussed in Note 6, the Company recorded impairment charges of $331 related to exploration properties in North America as a result of changes in exploration plans for the properties and $35 related to its Emigrant operation as a result of mine plan changes.

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

Recently Adopted Accounting Pronouncements

Revenue Recognition

In May 2014, Accounting Standards Update (“ASU”) No. 2014-09 was issued related to revenue from contracts with customers. This ASU was further amended in August 2015, March 2016, April 2016, May 2016, December 2016 and September 2017 by ASU No. 2015-14, No. 2016-08, No. 2016-10, No. 2016-12, No. 2016-20 and No. 2017-13, respectively. The new standard provides a five-step approach to be applied to all contracts with customers and also requires expanded disclosures about revenue recognition.

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

Statement of Cash Flows

In August 2016, ASU No. 2016-15 was issued related to the statement of cash flows. This new guidance addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. This update is effective in fiscal years, including interim periods, beginning after December 15, 2017. The Company adopted the guidance as of January 1, 2018. Upon adoption, the Company reclassified $196 from Repayment of debt, previously reported as a cash outflow from financing activities, to operating activities on the Consolidated Statements of Cash Flows related to accreted interest from the debt discount on the 2017 convertible notes repaid in July 2017. Additionally, the Company reclassified $9 for the nine months ended September 30, 2017 of Acquisitions, net previously reported as a cash outflow from investing activities, to operating activities on the Consolidated Statements of Cash Flows related to contingent consideration payments.

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

Restricted Cash

In November 2016, ASU No. 2016-18 was issued related to the inclusion of restricted cash in the statement of cash flows. This new guidance requires that a statement of cash flows present the change during the period in the total of cash, cash equivalents and amounts generally described as restricted cash or restricted cash equivalents. This update is effective in fiscal years, including interim periods, beginning after December 15, 2017, and early adoption is permitted. The Company retrospectively adopted this guidance as of December 31, 2017. Upon adoption, the Company included a reconciliation of Cash and cash equivalents and restricted cash reported within the Consolidated Balance Sheets to the total shown in the Consolidated Statements of Cash Flows. Additionally, the Company reclassified $10 for the nine months ended September 30, 2017 from Net cash provided by (used in) financing activities of continuing operations related to restricted movement to the Net change in cash, cash equivalents and restricted cash.

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

Recently Issued Accounting Pronouncements

Leases

In February 2016, ASU No. 2016-02 was issued related to leases, which was further amended in September 2017 by ASU No. 2017-13, in January 2018 by ASU No. 2018-01 and in July 2018 by ASU No. 2018-10 and ASU No. 2018-11. The new guidance modifies the classification criteria and requires lessees to recognize right-of-use assets and lease liabilities arising from most leases on the balance sheet with additional disclosures about leasing arrangements. This update is effective in fiscal years, including interim periods, beginning after December 15, 2018, and early adoption is permitted. The Company anticipates adopting the new guidance as of January 1, 2019.

The Company is still completing its assessment of the new guidance and the impact it will have on the Consolidated Financial Statements and disclosures, and expects to complete its analysis in 2018. To date, the Company has formed a cross-functional implementation team; performed a completeness assessment over the lease population; established new policies, procedures and internal controls related to the new standard; and reviewed existing contracts that are expected to be outstanding as of the adoption date. Additionally, management continues to evaluate the various practical expedients and policy elections that will be adopted and has elected to review existing contracts to evaluate lease classification for contracts containing leases and to not recast the comparative periods presented when transitioning to the new guidance on January 1, 2019.

Management will continue to perform procedures to assess impacts through the adoption date; however, based on the procedures performed, management has identified certain service contracts that contain embedded leases under the revised guidance. In addition to existing capital leases and other financing obligations, the Company expects that the adoption of the new standard will result in the recognition of additional right-of-use assets and lease liabilities related to operating leases of between $25 to $50 and $30 to $55, respectively, and finance leases of between $45 to $80 and $55 to $90, respectively. The Company does not expect there will be a material impact to the Consolidated Statements of Operations or the Consolidated Statements of Cash Flows. The Company is in the process of assessing the required disclosures of the new standard, and expects to provide additional qualitative and quantitative disclosures related to leasing arrangements upon adoption.

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

Other Comprehensive Income Reclassifications Related to Tax Reform

In February 2018, ASU No. 2018-02 was issued allowing companies the option to reclassify to retained earnings the tax effects related to items in Accumulated other comprehensive income (loss) as a result of the Tax Cuts and Jobs Act (the “Act”) that was enacted on December 22, 2017. This update is effective in fiscal years, including interim periods, beginning after December 15, 2018, and early adoption is permitted. This guidance should be applied either in the period of adoption or retrospectively to each period in which the effects of the change in the U.S. federal income tax rate in the Act is recognized. The Company is still completing its assessment of the impacts but expects to reclassify amounts out of Accumulated other comprehensive income on the balance sheet. The Company anticipates adopting the new guidance as of December 31, 2018.

Fair Value Disclosure Requirements

In August 2018, ASU No. 2018-13 was issued to modify and enhance the disclosure requirements for fair value measurements. This update is effective in fiscal years, including interim periods, beginning after December 15, 2019, and early adoption is permitted. The Company is still completing its assessment of the impacts and anticipated adoption date of this guidance.

Defined Benefit Plan Disclosure Requirements

In August 2018, ASU No. 2018-14 was issued to modify and enhance the required disclosures for defined benefit plans. This update is effective in fiscal years, including interim periods, ending after December 15, 2020, and early adoption is permitted. The Company is still completing its assessment of the impacts and anticipated adoption date of this guidance.

Capitalization of Certain Cloud Computing Implementation Costs

In August 2018, ASU No. 2018-15 was issued which allows for the capitalization for certain implementation costs incurred in a cloud computing arrangement that is considered a service contract. This update is effective in fiscal years, including interim periods, beginning after December 15, 2019, and early adoption is permitted. The Company is still completing its assessment of the impacts and anticipated adoption date of this guidance.

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

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

Unless otherwise noted, the Company presents only the reportable segments of its continuing operations in the tables below. The financial information relating to the Company’s segments is as follows:

				Advanced	Income (Loss)
		Costs	Depreciation	Projects, Research	before Income
		Applicable	and	and Development	and Mining Tax	Capital
	Sales	to Sales	Amortization	and Exploration	and Other Items	Expenditures(1)
Three Months Ended September 30, 2018
Carlin	$281	$205	$59	$8	$(30)	$46
Phoenix:
Gold	44	39	9
Copper	14	10	3
Total Phoenix	58	49	12	1	(7)	9
Twin Creeks	111	57	14	4	(263)	17
Long Canyon	51	21	20	7	4	4
CC&V	99	68	22	4	6	6
Other North America	—	—	—	6	(36)	4
North America	600	400	127	30	(326)	86

Yanacocha	189	116	30	10	23	41
Merian	157	67	22	2	62	13
Other South America	—	—	3	9	(16)	—
South America	346	183	55	21	69	54

Boddington:
Gold	229	146	27
Copper	56	33	6
Total Boddington	285	179	33	—	73	14
Tanami	148	71	19	2	53	21
Kalgoorlie	92	56	6	2	53	4
Other Australia	—	—	1	4	8	2
Australia	525	306	59	8	187	41

Ahafo	125	62	23	4	34	70
Akyem	130	44	32	4	48	11
Other Africa	—	—	—	1	(3)	—
Africa	255	106	55	9	79	81

Corporate and Other	—	—	3	17	(137)	3
Consolidated	$1,726	$995	$299	$85	$(128)	$265

(1)	Includes a decrease in accrued capital expenditures of $9; consolidated capital expenditures on a cash basis were $274.

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

				Advanced	Income (Loss)
		Costs	Depreciation	Projects, Research	before Income
		Applicable	and	and Development	and Mining Tax	Capital
	Sales	to Sales	Amortization	and Exploration	and Other Items	Expenditures(1)
Three Months Ended September 30, 2017
Carlin	$330	$216	$60	$6	$46	$32
Phoenix:
Gold	68	48	13
Copper	21	11	3
Total Phoenix	89	59	16	1	8	4
Twin Creeks	103	59	16	3	25	16
Long Canyon	70	17	24	6	22	1
CC&V	140	75	35	2	29	9
Other North America	—	—	—	10	(10)	1
North America	732	426	151	28	120	63

Yanacocha	176	150	38	11	(37)	12
Merian	162	62	22	3	75	29
Other South America	—	—	3	12	(18)	—
South America	338	212	63	26	20	41

Boddington:
Gold	236	130	27
Copper	59	25	5
Total Boddington	295	155	32	1	105	17
Tanami	148	72	17	7	50	25
Kalgoorlie	121	64	5	3	47	5
Other Australia	—	—	2	2	(10)	—
Australia	564	291	56	13	192	47

Ahafo	100	57	14	6	21	51
Akyem	145	67	40	3	35	5
Other Africa	—	—	—	—	(3)	—
Africa	245	124	54	9	53	56

Corporate and Other	—	—	4	13	(107)	1
Consolidated	$1,879	$1,053	$328	$89	$278	$208

(1)	Includes an increase in accrued capital expenditures of $14; consolidated capital expenditures on a cash basis were $194.

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

				Advanced	Income (Loss)
		Costs	Depreciation	Projects, Research	before Income
		Applicable	and	and Development	and Mining Tax	Capital
	Sales	to Sales	Amortization	and Exploration	and Other Items	Expenditures(1)
Nine Months Ended September 30, 2018
Carlin	$829	$582	$154	$23	$25	$118
Phoenix:
Gold	207	145	34
Copper	61	40	11
Total Phoenix	268	185	45	3	29	27
Twin Creeks	335	187	45	9	(199)	57
Long Canyon	166	55	58	19	34	9
CC&V	270	149	51	7	57	24
Other North America	—	—	1	19	(51)	8
North America	1,868	1,158	354	80	(105)	243

Yanacocha	479	322	82	32	(8)	81
Merian	455	195	64	11	182	62
Other South America	—	—	10	24	(45)	1
South America	934	517	156	67	129	144

Boddington:
Gold	659	404	74
Copper	168	96	18
Total Boddington	827	500	92	—	239	40
Tanami	449	221	54	12	163	68
Kalgoorlie	331	178	18	8	154	17
Other Australia	—	—	4	8	4	3
Australia	1,607	899	168	28	560	128

Ahafo	395	242	78	12	56	196
Akyem	401	173	115	11	93	32
Other Africa	—	—	—	3	(8)	—
Africa	796	415	193	26	141	228

Corporate and Other	—	—	8	48	(265)	9
Consolidated	$5,205	$2,989	$879	$249	$460	$752

(1)	Includes a decrease in accrued capital expenditures of $11; consolidated capital expenditures on a cash basis were $763.

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

				Advanced	Income (Loss)
		Costs	Depreciation	Projects, Research	before Income
		Applicable	and	and Development	and Mining Tax	Capital
	Sales	to Sales	Amortization	and Exploration	and Other Items	Expenditures(1)
Nine Months Ended September 30, 2017
Carlin	$873	$594	$159	$14	$100	$128
Phoenix:
Gold	189	138	36
Copper	71	45	12
Total Phoenix	260	183	48	5	15	14
Twin Creeks	361	170	47	7	132	33
Long Canyon	166	42	55	16	52	8
CC&V	462	224	100	9	128	17
Other North America	—	—	1	17	(20)	4
North America	2,122	1,213	410	68	407	204

Yanacocha	504	403	108	23	(87)	32
Merian	445	174	69	11	189	67
Other South America	—	—	10	31	(53)	—
South America	949	577	187	65	49	99

Boddington:
Gold	726	399	84
Copper	156	74	15
Total Boddington	882	473	99	2	285	46
Tanami	363	180	48	16	125	77
Kalgoorlie	338	171	14	6	142	13
Other Australia	—	—	5	5	(30)	3
Australia	1,583	824	166	29	522	139

Ahafo	326	193	52	22	55	104
Akyem	464	202	114	9	135	17
Other Africa	—	—	—	2	(8)	—
Africa	790	395	166	33	182	121

Corporate and Other	—	—	9	39	(353)	5
Consolidated	$5,444	$3,009	$938	$234	$807	$568

(1)	Includes an increase in accrued capital expenditures of $11; consolidated capital expenditures on a cash basis were $557.

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

NOTE 4     SALES

The following table presents the Company’s Sales by mining operation, product and inventory type:

		Gold Sales	Copper Sales
	Gold Sales	from	from	Copper Sales
	from Doré	Concentrate	Concentrate	from Cathode
	Production	Production	Production	Production	Total Sales
Three Months Ended September 30, 2018
Carlin	$281	$—	$—	$—	$281
Phoenix	21	23	4	10	58
Twin Creeks	111	—	—	—	111
Long Canyon	51	—	—	—	51
CC&V	99	—	—	—	99
North America	563	23	4	10	600

Yanacocha	189	—	—	—	189
Merian	157	—	—	—	157
South America	346	—	—	—	346

Boddington	59	170	56	—	285
Tanami	148	—	—	—	148
Kalgoorlie	92	—	—	—	92
Australia	299	170	56	—	525

Ahafo	125	—	—	—	125
Akyem	130	—	—	—	130
Africa	255	—	—	—	255

Consolidated	$1,463	$193	$60	$10	$1,726

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

		Gold Sales	Copper Sales
	Gold Sales	from	from	Copper Sales
	from Doré	Concentrate	Concentrate	from Cathode
	Production	Production	Production	Production	Total Sales
Three Months Ended September 30, 2017
Carlin	$330	$—	$—	$—	$330
Phoenix	33	35	9	12	89
Twin Creeks	103	—	—	—	103
Long Canyon	70	—	—	—	70
CC&V	140	—	—	—	140
North America	676	35	9	12	732

Yanacocha	176	—	—	—	176
Merian	162	—	—	—	162
South America	338	—	—	—	338

Boddington	58	178	59	—	295
Tanami	148	—	—	—	148
Kalgoorlie	114	7	—	—	121
Australia	320	185	59	—	564

Ahafo	100	—	—	—	100
Akyem	145	—	—	—	145
Africa	245	—	—	—	245

Consolidated	$1,579	$220	$68	$12	$1,879

		Gold Sales	Copper Sales
	Gold Sales	from	from	Copper Sales
	from Doré	Concentrate	Concentrate	from Cathode
	Production	Production	Production	Production	Total Sales
Nine Months Ended September 30, 2018
Carlin	$829	$—	$—	$—	$829
Phoenix	92	115	25	36	268
Twin Creeks	335	—	—	—	335
Long Canyon	166	—	—	—	166
CC&V	270	—	—	—	270
North America	1,692	115	25	36	1,868

Yanacocha	479	—	—	—	479
Merian	455	—	—	—	455
South America	934	—	—	—	934

Boddington	182	477	168	—	827
Tanami	449	—	—	—	449
Kalgoorlie	331	—	—	—	331
Australia	962	477	168	—	1,607

Ahafo	395	—	—	—	395
Akyem	401	—	—	—	401
Africa	796	—	—	—	796

Consolidated	$4,384	$592	$193	$36	$5,205

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

		Gold Sales	Copper Sales
	Gold Sales	from	from	Copper Sales
	from Doré	Concentrate	Concentrate	from Cathode
	Production	Production	Production	Production	Total Sales
Nine Months Ended September 30, 2017
Carlin	$873	$—	$—	$—	$873
Phoenix	87	102	36	35	260
Twin Creeks	361	—	—	—	361
Long Canyon	166	—	—	—	166
CC&V	451	11	—	—	462
North America	1,938	113	36	35	2,122

Yanacocha	504	—	—	—	504
Merian	445	—	—	—	445
South America	949	—	—	—	949

Boddington	181	545	156	—	882
Tanami	363	—	—	—	363
Kalgoorlie	331	7	—	—	338
Australia	875	552	156	—	1,583

Ahafo	326	—	—	—	326
Akyem	464	—	—	—	464
Africa	790	—	—	—	790

Consolidated	$4,552	$665	$192	$35	$5,444

The following table details the receivables included within Trade receivables:

	At September 30,	At December 31,
	2018	2017
Receivables from Sales:
Gold sales from doré	$59	$—
Gold and copper sales from concentrate production	117	117
Copper sales from cathode production	—	7
Total receivables from Sales	$176	$124

The impact to Sales from revenue initially recognized in previous periods due to the changes in the final pricing and changes in quantities resulting from assays is an increase of $- and $1, respectively, for the three months ended September 30, 2018 and an increase (decrease) of $6 and $(4), respectively, for the three months ended September 30, 2017.

The impact to Sales from revenue initially recognized in previous periods due to the changes in the final pricing and changes in quantities resulting from assays is a decrease of $(5) and $(2), respectively, for the nine months ended September 30, 2018 and an increase (decrease) of $17 and $(2), respectively, for the nine months ended September 30, 2017.

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

The following tables summarize the impacts of adopting this standard on the Company’s Condensed Consolidated Financial Statements for the three and nine months ended September 30, 2018:

	Three Months Ended September 30, 2018
			Balance without
		Effect of	Adoption
Condensed Consolidated Statement of Operations	As Reported	Change	of ASC 606
Sales	$1,726	$(2)	$1,724
Costs applicable to sales	$995	$(2)	$993
Depreciation and amortization	$299	$—	$299
Income (loss) before income and mining tax and other items	$(128)	$—	$(128)
Income and mining tax benefit (expense)	$(3)	$—	$(3)
Net income (loss)	$(124)	$—	$(124)

Net income (loss) attributable to Newmont stockholders:
Continuing operations	$(161)	$—	$(161)
Discontinued operations	16	—	16
	$(145)	$—	$(145)
Net income (loss) per common share
Basic:
Continuing operations	$(0.31)	$—	$(0.31)
Discontinued operations	0.04	—	0.04
	$(0.27)	$—	$(0.27)
Diluted:
Continuing operations	$(0.31)	$—	$(0.31)
Discontinued operations	0.04	—	0.04
	$(0.27)	$—	$(0.27)

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

	Nine Months Ended September 30, 2018
			Balance without
		Effect of	Adoption
Condensed Consolidated Statement of Operations	As Reported	Change	of ASC 606
Sales	$5,205	$(18)	$5,187
Costs applicable to sales	$2,989	$(10)	$2,979
Depreciation and amortization	$879	$(2)	$877
Income (loss) before income and mining tax and other items	$460	$(6)	$454
Income and mining tax benefit (expense)	$(126)	$2	$(124)
Net income (loss)	$365	$(4)	$361

Net income (loss) attributable to Newmont stockholders:
Continuing operations	$283	$(4)	$279
Discontinued operations	56	—	56
	$339	$(4)	$335
Net income (loss) per common share
Basic:
Continuing operations	$0.53	$(0.01)	$0.52
Discontinued operations	0.11	—	0.11
	$0.64	$(0.01)	$0.63
Diluted:
Continuing operations	$0.53	$(0.01)	$0.52
Discontinued operations	0.10	—	0.10
	$0.63	$(0.01)	$0.62

	Nine Months Ended September 30, 2018
			Balance without
		Effect of	Adoption
Condensed Consolidated Statement of Cash Flows	As Reported	Change	of ASC 606
Operating activities:
Net income (loss)	$365	$(4)	$361
Adjustments:
Depreciation and amortization	$879	$(2)	$877
Net change in operating assets and liabilities	$(667)	$6	$(661)
Net cash provided by (used in) operating activities of continuing operations	$1,095	$—	$1,095

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

	At September 30, 2018
			Balance without
		Effect of	Adoption
Condensed Consolidated Balance Sheet	As Reported	Change	of ASC 606
Trade receivables	$176	$(18)	$158
Inventories	$713	$12	$725
Total assets	$20,559	$(6)	$20,553
Income and mining taxes payable	$43	$(2)	$41
Total liabilities	$8,936	$(2)	$8,934
Retained earnings	$361	$(4)	$357
Newmont stockholders' equity	$10,597	$(4)	$10,593
Total equity	$11,574	$(4)	$11,570
Total liabilities and equity	$20,559	$(6)	$20,553

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

The Company’s Reclamation and remediation expense consisted of:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Reclamation adjustments	$—	$—	$—	$15
Reclamation accretion	26	22	75	70
Total reclamation expense	26	22	75	85

Remediation adjustments	3	2	17	9
Remediation accretion	2	2	4	4
Total remediation expense	5	4	21	13
	$31	$26	$96	$98

Reclamation and remediation adjustments. In June 2018, the Company updated assumptions at a historic mine site for future water management costs of $8. In June 2017, the Company updated reclamation liability assumptions at Minera Yanacocha S.R.L. (“Yanacocha”)  regarding water treatment costs on non-operating leach pads of $15.

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

The following are reconciliations of Reclamation and remediation liabilities:

	2018	2017
Reclamation balance at January 1,	$2,144	$1,913
Additions, changes in estimates and other	6	16
Payments, net	(22)	(20)
Accretion expense	75	70
Reclamation balance at September 30,	$2,203	$1,979

	2018	2017
Remediation balance at January 1,	$304	$312
Additions, changes in estimates and other	6	3
Payments, net	(29)	(33)
Accretion expense	4	4
Remediation balance at September 30,	$285	$286

The current portion of reclamation liabilities was $59 and $60 at September 30, 2018 and December 31, 2017, respectively, and was included in Other current liabilities. The current portion of remediation liabilities was $44 and $43 at September 30, 2018 and December 31, 2017, respectively, and was included in Other current liabilities.

At September 30, 2018 and December 31, 2017, $2,203 and $2,144, respectively, were accrued for reclamation obligations relating to operating properties.

The Company is also involved in several matters concerning environmental remediation obligations associated with former, primarily historic, mining activities. Generally, these matters concern developing and implementing remediation plans at the various sites involved. At September 30, 2018 and December 31, 2017, $285 and $304, respectively, were accrued for such environmental remediation obligations. Depending upon the ultimate resolution of these matters, the Company believes that it is reasonably possible that the liability for these matters could be as much as 44% greater or 0% lower than the amount accrued at September 30, 2018. These amounts are included in Other current liabilities and Reclamation and remediation liabilities. The amounts accrued are reviewed periodically based upon facts and circumstances available at the time. Changes in estimates are recorded in Reclamation and remediation in the period estimates are revised.

Non-current restricted cash held for purposes of settling reclamation and remediation obligations was $34 and $38 at September 30, 2018 and December 31, 2017, respectively. Of the amounts at September 30, 2018, $25 was related to the Ahafo and Akyem mines in Ghana, Africa, $8 was related to the Con mine in Yellowknife, Northwest Territory, Canada, and $1 was related to the San Jose Reservoir in Yanacocha, Peru. Of the amount at December 31, 2017, $25 was related to the Ahafo and Akyem mines, $6 was related to the Con mine, $6 was related to the San Jose Reservoir, and $1 was related to the Midnite mine in Washington state.

Included in Other non-current assets at September 30, 2018 and December 31, 2017, was $58 and $64, respectively, of non-current restricted investments, which are legally pledged for purposes of settling reclamation and remediation obligations related to the San Jose Reservoir in Yanacocha, Midnight mine site and for various locations in North America.

Refer to Note 26 for further discussion of reclamation and remediation matters.

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

NOTE 6     IMPAIRMENT OF LONG-LIVED ASSETS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
North America	$366	$—	$366	$—
South America	—	—	—	2
Australia	—	—	—	1
	$366	$—	$366	$3

Impairment of long-lived assets totaled $366 for the three and nine months ended September 30, 2018. The 2018 impairments were primarily related to certain exploration properties of $331 and Emigrant, within the Carlin complex, of $35, both reported in the North America segment. The Company determined that an impairment indicator existed at certain North American exploration properties, due to the Company’s decision to focus on advancing other projects, and at Emigrant, due to a change in the mine plan that resulted in a significant decrease in mine life. In addition to the impairment of long-lived assets at Emigrant, the Company also recorded an adjustment to the carrying value of the ore on leach pads resulting from the change in mine plan, impacting Costs applicable to sales and Depreciation and amortization by $22 and $7, respectively.

As a result of the impairment indicators, recoverability tests were performed and the Company concluded the Property, plant and mine development, net at certain North American exploration properties and Emigrant was impaired. The Company measured the impairment at the North American exploration properties using the market approach. The Company measured the impairment at Emigrant by comparing the total fair value of existing operations using the income approach. Refer to Note 15, Fair Value Accounting, for detail of the assumptions used in the determination of the fair value of the long-lived assets tested for impairment.

The 2017 impairments were primarily related to non-cash write-downs of obsolete assets at Yanacocha and Australia.

NOTE 7     OTHER EXPENSE, NET

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Restructuring and other	$1	$2	$16	$10
Acquisition cost adjustments	—	(3)	—	2
Other	4	2	13	17
	$5	$1	$29	$29

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

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

NOTE 8     OTHER INCOME, NET

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Gain (loss) on asset and investment sales, net	$1	$5	$100	$21
Interest	15	9	39	19
Foreign currency exchange, net	16	(9)	37	(30)
Insurance proceeds	25	—	25	13
Change in fair value of marketable equity securities	(26)	—	(21)	—
Other	6	5	17	9
	$37	$10	$197	$32

Gain (loss) on asset and investment sales, net. In June 2018, the Company exchanged certain royalty interests carried at cost for cash consideration, an equity ownership in Maverix Metals Inc. ("Maverix") and warrants in Maverix, resulting in a pre-tax gain of  $100.  For additional information regarding this transaction, see Note 17.

In June 2017, the Company exchanged its interest in the Fort á la Corne joint venture for equity ownership in Shore Gold Inc., resulting in a pre-tax gain of $15.

Foreign currency exchange, net. Although the majority of the Company’s balances are denominated in U.S. dollars, foreign currency exchange gains (losses) are recognized on balances to be satisfied in local currencies. These balances primarily relate to the timing of payments for employee-related benefits and other liabilities in Australia, Peru and Suriname.

Insurance proceeds. In September 2018, the Company recorded business interruption insurance proceeds of $25 associated with the East wall slips at Kalgoorlie in the first half of 2018. In June 2017, the Company recorded business interruption insurance proceeds of $13 associated with the heavy rainfall at Tanami during the first quarter of 2017.

NOTE 9     INCOME AND MINING TAXES

A reconciliation of the U.S. federal statutory tax rate to the Company’s effective income tax rate follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2018		2017		2018		2017
Income (loss) before income and mining tax and other items		$(128)		$278		$460		$807

U.S. Federal statutory tax rate	21%	$(27)	35%	$97	21%	$97	35%	$282
Reconciling items:
Percentage depletion	16	(21)	3	10	(10)	(46)	(8)	(64)
Change in valuation allowance on deferred tax assets	(10)	13	(14)	(39)	4	16	12	100
Adjustment to provisional expense related to the Tax Cuts and Job Act	—	—	—	—	(10)	(45)	—	—
Mining and other taxes	(13)	17	—	(1)	10	47	4	34
Foreign rate differential	(29)	37	—	—	18	83	—	—
U.S. tax effect of noncontrolling interest attributable to non-U.S. investees	8	(11)	1	5	(5)	(23)	1	5
Effect of foreign earnings, net of credits	5	(6)	—	(1)	(2)	(9)	—	(1)
Other	—	1	1	2	1	6	(1)	(6)
Income and mining tax expense	(2)%	$3	26%	$73	27%	$126	43%	$350

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

The Company expects to record additional updates to the provisional amounts for the impacts of US tax reform during the fourth quarter of 2018 following completion of the 2017 income tax returns and within the 12 month time frame provided under the SEC’s Staff Accounting Bulletin 118. There are no new estimates associated with US tax reform in the income tax expense for the three months ended September 30, 2018.

 NOTE 10     NET INCOME (LOSS) FROM DISCONTINUED OPERATIONS

The details of Net income (loss) from discontinued operations are set forth below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Holt royalty obligation	$19	$(7)	$55	$(45)
Batu Hijau contingent consideration (1)	(3)	—	1	—
Net income (loss) from discontinued operations	$16	$(7)	$56	$(45)

(1)	See Note 16 for details on the Batu Hijau contingent consideration.

The Holt Royalty Obligation

At September 30, 2018 and December 31, 2017, the estimated fair value of the Holt royalty obligation was $165 and $243, respectively. Changes to the estimated fair value resulting from periodic revaluations are recorded to Net income (loss) from discontinued operations, net of tax. During the three and nine months ended September 30, 2018, the Company recorded a gain (loss) of $19 and $55, net of a tax benefit (expense) of $(6) and $(15), respectively, related to the Holt royalty obligation. During the three and nine months ended September 30, 2017, the Company recorded a gain (loss) of $(7) and $(45), net of tax benefit (expense) of $4 and $25, respectively, related to the Holt royalty obligation.

During the nine months ended September 30, 2018 and 2017, the Company paid $8 and $9, respectively, related to the Holt royalty obligation. Refer to Note 15 for additional information on the Holt royalty obligation.

NOTE 11     NET INCOME (LOSS) ATTRIBUTABLE TO NONCONTROLLING INTERESTS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Merian	$14	$17	$42	$43
Yanacocha	7	(24)	(16)	(62)
Other	—	—	—	(1)
	$21	$(7)	$26	$(20)

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

In December 2017, Yanacocha repurchased a 5% ownership interest from International Finance Corporation, which resulted in Newmont’s ownership in Yanacocha increasing from 51.35% to 54.05%, with the remaining interests held by Buenaventura (which increased from 43.65% to 45.95%). In June 2018, Yanacocha sold a  5% ownership interest to Summit Global Management II VB, a subsidiary of Sumitomo Corporation (“Sumitomo”), in exchange for $48 in cash, which resulted in Newmont’s and Buenaventura’s ownership returning to 51.35% and 43.65%, respectively.

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

The following summarizes the assets and liabilities of Merian, (including noncontrolling interests):

	At September 30, 2018	At December 31, 2017
Current assets:
Cash and cash equivalents	$71	$27
Trade receivables	29	—
Inventories	83	79
Stockpiles and ore on leach pads	32	21
Other current assets (1)	2	6
	217	133
Non-current assets:
Property, plant and mine development, net	768	769
Other non-current assets (2)	3	8
Total assets	$988	$910

Current liabilities:
Accounts payable	$24	$22
Other current liabilities (3)	27	28
	51	50
Non-current liabilities:
Reclamation and remediation liabilities	18	18
Other non-current liabilities (4)	1	1
Total liabilities	$70	$69

(1)	Other current assets include other accounts receivables, prepaid assets and other current assets.
(2)	Other non-current assets include intangibles, stockpiles and ore on leach pads.
(3)	Other current liabilities include employee-related benefits and other current liabilities.
(4)	Other non-current liabilities include employee-related benefits.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Net income (loss) attributable to Newmont stockholders:
Continuing operations	$(161)	$213	$283	$473
Discontinued operations	16	(7)	56	(45)
	$(145)	$206	$339	$428

Weighted average common shares (millions):
Basic	533	533	533	533
Effect of employee stock-based awards	2	3	2	1
Diluted	535	536	535	534

Net income (loss) per common share attributable to Newmont stockholders:
Basic:
Continuing operations	$(0.31)	$0.39	$0.53	$0.88
Discontinued operations	0.04	(0.01)	0.11	(0.08)
	$(0.27)	$0.38	$0.64	$0.80
Diluted:
Continuing operations	$(0.31)	$0.39	$0.53	$0.88
Discontinued operations	0.04	(0.01)	0.10	(0.08)
	$(0.27)	$0.38	$0.63	$0.80

The Company reported a loss from continuing operations attributable to Newmont stockholders for the three months ended September 30, 2018. Therefore, the potentially dilutive effects for the three months ended September 30, 2018 were not included in the computation of diluted loss per common share attributable to Newmont stockholders because their inclusion would have been anti-dilutive to the computation.

During the three and nine months ended September 30, 2018, the Company repurchased and retired approximately 0.8 million shares and 2.7 million shares of its common stock for $26 and $96, respectively, of which approximately 0.7 million shares related to common stock that was held by participants in the Retirement Savings Plan of Newmont and the Retirement Savings Plan for Hourly-Rated Employees of Newmont. During the three and nine months ended September 30, 2018, the Company withheld a nominal amount and 1.0 million shares for payments of employee withholding taxes related to the vesting of stock awards.

When treasury shares are retired, the Company's policy is to allocate the excess of the repurchase price over the par value of shares acquired to both Retained earnings and Additional paid-in capital. The portion allocated to Additional paid-in capital is calculated on a pro-rata basis of the shares to be retired and the total shares issued and outstanding as of the date of the retirement.

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

NOTE 13    EMPLOYEE PENSION AND OTHER BENEFIT PLANS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Pension benefit costs, net (1):
Service cost	$7	$7	$23	$22
Interest cost	10	11	31	33
Expected return on plan assets	(17)	(15)	(51)	(46)
Amortization, net	8	7	24	21
Settlements	—	1	—	5
	$8	$11	$27	$35

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Other benefit costs (credits), net (1):
Service cost	$—	$—	$1	$1
Interest cost	—	1	2	3
Amortization, net	(2)	(1)	(6)	(5)
	$(2)	$—	$(3)	$(1)

(1)	Service costs are included in Costs applicable to sales or General and administrative and the other components of benefit costs and settlements are included in Other income, net.

NOTE 14    STOCK-BASED COMPENSATION

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Stock-based compensation:
Restricted stock units	$12	$9	$34	$26
Performance leveraged stock units	7	9	23	26
Strategic stock units	—	—	—	1
	$19	$18	$57	$53

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

	Fair Value at September 30, 2018
	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$3,068	$3,068	$—	$—
Restricted cash	83	83	—	—
Trade receivable from provisional gold and copper concentrate sales, net	111	—	111	—
Diesel forward derivative contracts	7	—	7	—
Marketable equity securities	159	144	15	—
Restricted marketable debt securities	52	22	30	—
Restricted other assets	6	6	—	—
Batu Hijau contingent consideration	23	—	—	23
	$3,509	$3,323	$163	$23
Liabilities:
Debt (1)	$4,323	$—	$4,323	$—
Holt royalty obligation	165	—	—	165
	$4,488	$—	$4,323	$165

	Fair Value at December 31, 2017
	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$3,259	$3,259	$—	$—
Restricted cash	39	39	—	—
Trade receivable from provisional gold and copper concentrate sales, net	111	—	111	—
Diesel forward derivative contracts	6	—	6	—
Marketable equity securities	165	165	—	—
Restricted marketable debt securities	55	17	38	—
Restricted other assets	9	9	—	—
Batu Hijau contingent consideration	23	—	—	23
	$3,667	$3,489	$155	$23
Liabilities:
Debt (1)	$4,671	$—	$4,671	$—
Foreign exchange forward derivative contracts	1	—	1	—
Holt royalty obligation	243	—	—	243
	$4,915	$—	$4,672	$243

(1)

Debt, exclusive of capital leases, is carried at amortized cost. The outstanding carrying value was $4,043 and $4,040 at September 30, 2018 and December 31, 2017, respectively. The fair value measurement of debt was based on an independent third party pricing source.

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

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

The following tables set forth a summary of the quantitative and qualitative information related to the unobservable inputs used in the calculation of the Company’s Level 3 financial assets and liabilities at September 30, 2018 and December 31, 2017:

	At September 30,			Range/Weighted
Description	2018	Valuation technique	Unobservable input	average
Batu Hijau contingent consideration	$23	Monte Carlo	Discount rate	17.50%
			Short-term copper price	$2.77
			Long-term copper price	$3.00
Holt royalty obligation	$165	Monte Carlo	Discount rate	4.13%
			Short-term gold price	$1,213
			Long-term gold price	$1,300
			Gold production scenarios (in 000's of ounces)	318 - 1,560

	At December 31,			Range/Weighted
Description	2017	Valuation technique	Unobservable input	average
Batu Hijau contingent consideration	$23	Monte Carlo	Discount rate	17.50%
			Short-term copper price	$3.09
			Long-term copper price	$3.00
Holt royalty obligation	$243	Monte Carlo	Discount rate	3.32%
			Short-term gold price	$1,275
			Long-term gold price	$1,300
			Gold production scenarios (in 000's of ounces)	402 - 1,779

The following tables set forth a summary of changes in the fair value of the Company’s Level 3 financial assets and liabilities:

	Batu Hijau		Holt
	Contingent	Total	Royalty	Total
	Consideration (1)	Assets	Obligation (1)	Liabilities
Fair value at December 31, 2017	$23	$23	$243	$243
Settlements	—	—	(8)	(8)
Revaluation	—	—	(70)	(70)
Fair value at September 30, 2018	$23	$23	$165	$165

	Asset
	Backed	Batu Hijau		Holt
	Commercial	Contingent	Total	Royalty	Total
	Paper (2)	Consideration (1)	Assets	Obligation (1)	Liabilities
Fair value at December 31, 2016	$18	$13	$31	$187	$187
Settlements	(18)	—	(18)	(9)	(9)
Revaluation	—	—	—	70	70
Fair value at September 30, 2017	$—	$13	$13	$248	$248

(1)	The gain (loss) recognized is included in Net income (loss) from discontinued operations.
(2)	The gain (loss) recognized is included in Other income, net.

.

During the third quarter of 2018, the Company performed a non-recurring fair value measurement (i.e. Level 3 of the fair value hierarchy) in connection with recoverability and impairment tests performed at certain North American exploration properties due to the Company’s decision to focus on advancing other projects and at Emigrant due to a change in the mine plan that resulted in a decrease in mine life.

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

The estimated fair value of the North American exploration properties was determined using comparable transactions. The estimated fair value of Emigrant’s existing operations was determined using (i) a country specific discount rate of 5.2%, (ii) a short-term gold price of $1,213 based on the third quarter average of the London PM fix, (iii) a long-term gold price of $1,300, and (iv) updated cash flow information from the Company’s business plan. For further information regarding the impairment charges, see Note 6.

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

Cash Flow Hedges

The Company uses hedge programs to mitigate the variability of its operating costs primarily related to diesel price fluctuations. Prior to adoption of ASU No. 2017-12, Newmont’s hedge portfolio consisted of Nevada diesel swaps and Australian dollar foreign currency forwards. Subsequent to the adoption of this ASU, the Company initiated new diesel hedge programs for all of its Nevada sites in North America, Merian in South America and Boddington, Tanami and Kalgoorlie in Australia.

The following diesel contracts were transacted for risk management purposes and qualify as cash flow hedges. The unrealized changes in market value have been recorded in Accumulated other comprehensive income (loss) and are reclassified to income during the period in which the hedged transaction affects earnings.

The Company had the following diesel derivative contracts outstanding at September 30, 2018:

	Expected Maturity Date
					Total/
	2018	2019	2020	2021	Average
Diesel Fixed Forward Contracts:
North America
Diesel gallons (millions)	3	4	4	1	12
Average rate ($/gallon)	1.68	1.87	2.00	2.07	1.89

South America
Diesel gallons (millions)	—	—	2	—	2
Average rate ($/gallon)	—	2.07	1.89	2.03	1.92

Australia
Diesel barrels (thousands)	—	18	91	29	138
Average rate ($/barrel)	—	85.96	78.66	82.15	80.34

The hedging instruments consist of a series of financially settled fixed forward contracts, which run through the second quarter of 2021 in South America and the third quarter of 2021 in North America and Australia.

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

Derivative Instrument Fair Values

The Company had the following derivative instruments designated as hedges at September 30, 2018 and December 31, 2017:

Fair Values of Derivative Instruments
At September 30, 2018
	Other	Other	Other	Other
	Current	Non-current	Current	Non-current
	Assets	Assets	Liabilities	Liabilities
Diesel fixed forwards	$4	$3	$—	$—

	Fair Values of Derivative Instruments
	At December 31, 2017
	Other	Other	Other	Other
	Current	Non-current	Current	Non-current
	Assets	Assets	Liabilities	Liabilities
A$ operating fixed forwards	$—	$—	$1	$—
Diesel fixed forwards	6	—	—	—
	$6	$—	$1	$—

As of September 30, 2018 and December 31, 2017, all hedging instruments held by the Company were subject to enforceable master netting arrangements held by various financial institutions. In general, the terms of the Company’s agreements provide for offsetting of amounts payable or receivable between it and the counterparty, at the election of both parties, for transactions that occur on the same date and in the same currency. The Company’s agreements also provide that in the event of an early termination, the counterparties have the right to offset amounts owed or owing under that and any other agreement with the same counterparty. The Company’s accounting policy is to not offset these positions in its accompanying balance sheets. As of September 30, 2018 and December 31, 2017, the potential effect of netting derivative assets against liabilities due to the master netting agreement was not significant.

The following table shows the effect of cash flow hedge accounting in the Company’s Condensed Consolidated Statements of Operations.

	(Gain) Loss Recognized from Cash Flow Hedges
	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Total Costs applicable to sales	$995	$1,053	$2,989	$3,009
Amount of (gain) loss reclassified from Accumulated other comprehensive income (loss) into income (loss) from foreign currency hedging instruments	$1	$5	$6	$20
Amount of (gain) loss reclassified from Accumulated other comprehensive income (loss) into income (loss) from diesel hedging instruments	$(2)	$—	$(6)	$3
Total Interest expense, net	$51	$56	$153	$187
Amount of (gain) loss reclassified from Accumulated other comprehensive income (loss) into income (loss) from discontinued interest rate hedging instruments	$2	$2	$8	$7

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

The following table shows the location and amount of (gains) losses reported in the Company’s Condensed Consolidated Financial Statements related to the Company’s hedges.

	Foreign Currency		Diesel Fixed		Interest
	Exchange Contracts		Forward Contracts		Rate Contracts
	2018	2017	2018	2017	2018	2017
For the three months ended September 30,
Cash flow hedging relationships:
(Gain) loss recognized in Other comprehensive income (loss)	$—	$(1)	$(3)	$(5)	$—	$—
(Gain) loss reclassified from Accumulated other comprehensive income (loss) into income (loss)	$1	$5	$(2)	$—	$2	$2
For the nine months ended September 30,
Cash flow hedging relationships:
(Gain) loss recognized in Other comprehensive income (loss)	$—	$(5)	$(8)	$1	$—	$—
(Gain) loss reclassified from Accumulated other comprehensive income (loss) into income (loss)	$6	$20	$(6)	$3	$8	$7

Over the next 12 months, the Company expects to reclassify from Accumulated other comprehensive income (loss) to income a loss of approximately $6, net of tax, related to unrealized hedge losses.

Batu Hijau Contingent Consideration

Consideration received by the Company in conjunction with the sale of PT Newmont Nusa Tenggara included the Contingent Payment and the Elang Development deferred payment deeds, which were determined to be financial instruments that met the definition of a derivative, but do not qualify for hedge accounting, under ASC 815. See Note 15 for additional information. Contingent consideration of $23 was included in Other non-current assets in the Company's Condensed Consolidated Balance Sheets as of September 30, 2018 and December 31, 2017.

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

The impact to Sales from revenue recognized due to the changes in the final pricing is a (decrease) increase of $(9) and $8 for the three months ended September 30, 2018 and 2017, respectively, and a (decrease) increase of $(17) and $18 for the nine months ended September 30, 2018 and 2017, respectively.

At September 30, 2018, Newmont had gold and copper sales of 113,000 ounces and 18 million pounds priced at an average of $1,190 per ounce and $2.80 per pound, respectively, subject to final pricing over the next several months.

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

NOTE 17    INVESTMENTS

At September 30, 2018
Fair Value/
Equity Basis (1)
Current:
Marketable equity securities	$58

Non-current:
Marketable equity securities:
Continental Gold Inc.	$76
Warrants	15
Other marketable equity securities	10
101

Other investments	7

Equity method investments:
TMAC Resources Inc. (28.68%)	100
Maverix Metals Inc. (27.85%)	80
Minera La Zanja S.R.L. (46.94%)	43
223
$331

Non-current restricted investments: (2)
Marketable debt securities (3)	$52
Other assets	6
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

(3)	There were nominal unrealized gains or losses recorded in Accumulated other comprehensive income (loss) as of September 30, 2018, related to marketable debt securities.

In June 2018, Newmont sold $11 of restricted marketable debt securities as a result of remediation work completed at the Midnite Mine.

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

NOTE 18    INVENTORIES

	At September 30,	At December 31,
	2018	2017
Materials and supplies	$441	$416
In-process	138	131
Concentrate and copper cathode	95	83
Precious metals	39	49
	$713	$679

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

NOTE 19    STOCKPILES AND ORE ON LEACH PADS

	At September 30,	At December 31,
	2018	2017
Current:
Stockpiles	$327	$330
Ore on leach pads	341	346
	$668	$676
Non-current:
Stockpiles	$1,473	$1,502
Ore on leach pads	405	346
	$1,878	$1,848

	At September 30,	At December 31,
	2018	2017
Stockpiles and ore on leach pads:
Carlin	$443	$441
Phoenix	68	68
Twin Creeks	337	340
Long Canyon	40	34
CC&V	325	314
Yanacocha	252	270
Merian	32	25
Boddington	447	431
Tanami	2	4
Kalgoorlie	123	125
Ahafo	401	409
Akyem	76	63
	$2,546	$2,524

During the three and nine months ended September 30, 2018, the Company recorded write-downs of $59 and $211, respectively, classified as components of Costs applicable to sales, and write-downs of $19 and $76, respectively, classified as components of Depreciation and amortization to reduce the carrying value of stockpiles and ore on leach pads to net realizable value. Of the write-downs during the three months ended September 30, 2018,  $52 is related to Carlin, of which $29 is related to Emigrant as discussed in Note 6, $6 to Twin Creeks, $7 to CC&V and $13 to Yanacocha. Of the write-downs during the nine months ended September 30, 2018,  $109 is related to Carlin, $39 to Twin Creeks, $7 to CC&V,  $39 to Yanacocha, $46 to Ahafo and $47 to Akyem.

During the three and nine months ended September 30, 2017, the Company recorded write-downs of $60 and $146, respectively, classified as components of Costs applicable to sales, and write-downs of $23 and $54, respectively, classified as components of Depreciation and amortization to reduce the carrying value of stockpiles and ore on leach pads to net realizable value. Of the write-downs during the three months ended September 30, 2017,  $28 was related to Carlin, $16 to Twin Creeks, $28 to Yanacocha and $11 to Akyem. Of the write-downs during the nine months ended September 30, 2017,  $62 was related to Carlin, $32 to Twin Creeks, $69 to Yanacocha, $18 to Ahafo and $19 to Akyem.

NOTE 20    DEBT

Scheduled minimum debt repayments are $- for the remainder of 2018, $626 in 2019, $- in 2020, $- in 2021, $992 in 2022 and $2,474 thereafter.

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

NOTE 21     LEASE AND OTHER FINANCING OBLIGATIONS

Scheduled minimum capital lease repayments are $1 in 2018, $3 in 2019, $1 in 2020, $1 in 2021, $1 in 2022 and $1 thereafter.

In December 2017, the Company began the early phases of the Tanami Power project which includes the construction of a gas pipeline to the Tanami site, and construction and operation of two on-site power stations under agreements that qualify for build-to-suit lease accounting. As of September 30, 2018 and December 31, 2017, the financing obligations under the build-to-suit arrangements were $140 and $14, of which $17 was classified as current as of September 30, 2018.

NOTE 22    OTHER LIABILITIES

	At September 30,	At December 31,
	2018	2017
Other current liabilities:
Accrued operating costs	$129	$124
Reclamation and remediation liabilities	103	103
Accrued capital expenditures	65	77
Accrued interest	62	52
Royalties	30	63
Holt royalty obligation	12	15
Taxes other than income and mining	6	7
Derivative instruments	—	1
Other	13	20
	$420	$462

Other non-current liabilities:
Holt royalty obligation	$153	$228
Galore Creek deferred payments	88	—
Income and mining taxes	45	47
Power supply agreements	29	32
Social development obligations	22	22
Other	11	13
	$348	$342

NOTE 23    RECLASSIFICATIONS OUT OF ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

			Pension and	Unrealized Gain
	Unrealized Gain	Foreign	Other	(Loss) on
	(Loss) on	Currency	Post-retirement	Cash flow
	Marketable	Translation	Benefit	Hedge
	Securities, net	Adjustments	Adjustments	Instruments	Total
Balance at December 31, 2017	$(116)	$130	$(208)	$(98)	$(292)
Cumulative effect adjustment of adopting ASU No. 2016-01	115	—	—	—	115
Net current-period other comprehensive income (loss):
Change in other comprehensive income (loss) before reclassifications	1	—	—	6	7
Reclassifications from accumulated other comprehensive income (loss)	—	—	14	6	20
Other comprehensive income (loss)	1	—	14	12	27
Balance at September 30, 2018	$—	$130	$(194)	$(86)	$(150)

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)				Affected Line Item in the Condensed Consolidated Statements of Operations
	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Marketable securities adjustments:
Sale of marketable securities	$—	$(5)	$—	$(5)	Other income, net
Total before tax	—	(5)	—	(5)
Tax	—	—	—	—
Net of tax	$—	$(5)	$—	$(5)

Pension and other post-retirement benefit adjustments:
Amortization	$6	$6	$18	$16	Other income, net
Settlements	—	1	—	5	Other income, net
Total before tax	6	7	18	21
Tax	(1)	(2)	(4)	(7)
Net of tax	$5	$5	$14	$14

Hedge instruments adjustments:
Operating cash flow hedges	$(1)	$5	$—	$23	Costs applicable to sales
Interest rate contracts	2	2	8	7	Interest expense, net
Total before tax	1	7	8	30
Tax	—	(2)	(2)	(10)
Net of tax	$1	$5	$6	$20
Total reclassifications for the period, net of tax	$6	$5	$20	$29

NOTE 24    NET CHANGE IN OPERATING ASSETS AND LIABILITIES

Net cash provided by (used in) operating activities of continuing operations attributable to the net change in operating assets and liabilities is composed of the following:

	Nine Months Ended September 30,
	2018	2017
Decrease (increase) in operating assets:
Trade and other accounts receivables	$(18)	$46
Inventories, stockpiles and ore on leach pads	(274)	(145)
Other assets	(23)	(11)
Increase (decrease) in operating liabilities:
Accounts payable	(78)	(1)
Reclamation and remediation liabilities	(51)	(53)
Other accrued liabilities	(223)	(289)
	$(667)	$(453)

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

	Three Months Ended September 30, 2018
	(Issuer)	(Guarantor)	(Non-Guarantor)		Newmont
	Newmont				Mining
	Mining	Newmont	Other		Corporation
Condensed Consolidating Statement of Operation	Corporation	USA	Subsidiaries	Eliminations	Consolidated
Sales	$—	$417	$1,309	$—	$1,726
Costs and expenses:
Costs applicable to sales (1)	—	293	702	—	995
Depreciation and amortization	1	85	213	—	299
Reclamation and remediation	—	4	27	—	31
Exploration	—	13	35	—	48
Advanced projects, research and development	—	8	29	—	37
General and administrative	—	20	39	—	59
Impairment of long-lived assets	—	336	30	—	366
Other expense, net	—	—	5	—	5
	1	759	1,080	—	1,840
Other income (expense):
Other income, net	(32)	9	60	—	37
Interest income - intercompany	16	14	12	(42)	—
Interest expense - intercompany	(10)	—	(32)	42	—
Interest expense, net	(45)	(3)	(3)	—	(51)
	(71)	20	37	—	(14)
Income (loss) before income and mining tax and other items	(72)	(322)	266	—	(128)
Income and mining tax benefit (expense)	16	79	(98)	—	(3)
Equity income (loss) of affiliates	(89)	(13)	(9)	102	(9)
Net income (loss) from continuing operations	(145)	(256)	159	102	(140)
Net income (loss) from discontinued operations	—	—	16	—	16
Net income (loss)	(145)	(256)	175	102	(124)
Net loss (income) attributable to noncontrolling interests:	—	—	(21)	—	(21)
Net income (loss) attributable to Newmont stockholders	$(145)	$(256)	$154	$102	$(145)
Comprehensive income (loss)	$(133)	$(246)	$165	$102	$(112)
Comprehensive loss (income) attributable to noncontrolling interests	—	—	(21)	—	(21)
Comprehensive income (loss) attributable to Newmont stockholders	$(133)	$(246)	$144	$102	$(133)

(1)	Excludes Depreciation and amortization and Reclamation and remediation.

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

	Three Months Ended September 30, 2017
	(Issuer)	(Guarantor)	(Non-Guarantor)		Newmont
	Newmont				Mining
	Mining	Newmont	Other		Corporation
Condensed Consolidating Statement of Operation	Corporation	USA	Subsidiaries	Eliminations	Consolidated
Sales	$—	$494	$1,385	$—	$1,879
Costs and expenses:
Costs applicable to sales (1)	—	318	735	—	1,053
Depreciation and amortization	1	94	233	—	328
Reclamation and remediation	—	3	23	—	26
Exploration	—	10	38	—	48
Advanced projects, research and development	—	10	31	—	41
General and administrative	—	18	40	—	58
Impairment of long-lived assets	—	—	—	—	—
Other expense, net	—	—	1	—	1
	1	453	1,101	—	1,555
Other income (expense):
Other income, net	11	2	(3)	—	10
Interest income - intercompany	67	11	11	(89)	—
Interest expense - intercompany	(11)	—	(78)	89	—
Interest expense, net	(51)	(5)	—	—	(56)
	16	8	(70)	—	(46)
Income (loss) before income and mining tax and other items	15	49	214	—	278
Income and mining tax benefit (expense)	(5)	(19)	(49)	—	(73)
Equity income (loss) of affiliates	196	(52)	(3)	(140)	1
Net income (loss) from continuing operations	206	(22)	162	(140)	206
Net income (loss) from discontinued operations	—	—	(7)	—	(7)
Net income (loss)	206	(22)	155	(140)	199
Net loss (income) attributable to noncontrolling interests	—	—	7	—	7
Net income (loss) attributable to Newmont stockholders	$206	$(22)	$162	$(140)	$206
Comprehensive income (loss)	$232	$(13)	$146	$(140)	$225
Comprehensive loss (income) attributable to noncontrolling interests	—	—	7	—	7
Comprehensive income (loss) attributable to Newmont stockholders	$232	$(13)	$153	$(140)	$232

(1)	Excludes Depreciation and amortization and Reclamation and remediation.

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

	Nine Months Ended September 30, 2018
	(Issuer)	(Guarantor)	(Non-Guarantor)		Newmont
	Newmont				Mining
	Mining	Newmont	Other		Corporation
Condensed Consolidating Statement of Operation	Corporation	USA	Subsidiaries	Eliminations	Consolidated
Sales	$—	$1,348	$3,857	$—	$5,205
Costs and expenses:
Costs applicable to sales (1)	—	898	2,091	—	2,989
Depreciation and amortization	3	247	629	—	879
Reclamation and remediation	—	11	85	—	96
Exploration	—	39	103	—	142
Advanced projects, research and development	—	22	85	—	107
General and administrative	—	61	120	—	181
Impairment of long-lived assets	—	336	30	—	366
Other expense, net	—	2	27	—	29
	3	1,616	3,170	—	4,789
Other income (expense):
Other income, net	(29)	36	190	—	197
Interest income - intercompany	67	36	33	(136)	—
Interest expense - intercompany	(29)	—	(107)	136	—
Interest expense, net	(142)	(5)	(6)	—	(153)
	(133)	67	110	—	44
Income (loss) before income and mining tax and other items	(136)	(201)	797	—	460
Income and mining tax benefit (expense)	29	58	(213)	—	(126)
Equity income (loss) of affiliates	446	(90)	(25)	(356)	(25)
Net income (loss) from continuing operations	339	(233)	559	(356)	309
Net income (loss) from discontinued operations	—	—	56	—	56
Net income (loss)	339	(233)	615	(356)	365
Net loss (income) attributable to noncontrolling interests	—	—	(26)	—	(26)
Net income (loss) attributable to Newmont stockholders	$339	$(233)	$589	$(356)	$339
Comprehensive income (loss)	$366	$(223)	$605	$(356)	$392
Comprehensive loss (income) attributable to noncontrolling interests	—	—	(26)	—	(26)
Comprehensive income (loss) attributable to Newmont stockholders	$366	$(223)	$579	$(356)	$366

(1)	Excludes Depreciation and amortization and Reclamation and remediation.

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

	Nine Months Ended September 30, 2017
	(Issuer)	(Guarantor)	(Non-Guarantor)		Newmont
	Newmont				Mining
	Mining	Newmont	Other		Corporation
Condensed Consolidating Statement of Operation	Corporation	USA	Subsidiaries	Eliminations	Consolidated
Sales	$—	$1,435	$4,009	$—	$5,444
Costs and expenses:
Costs applicable to sales (1)	—	901	2,108	—	3,009
Depreciation and amortization	3	259	676	—	938
Reclamation and remediation	—	10	88	—	98
Exploration	—	32	103	—	135
Advanced projects, research and development	—	13	86	—	99
General and administrative	—	53	118	—	171
Impairment of long-lived assets	—	—	3	—	3
Other expense, net	—	8	21	—	29
	3	1,276	3,203	—	4,482
Other income (expense):
Other income, net	37	5	(10)	—	32
Interest income - intercompany	114	35	33	(182)	—
Interest expense - intercompany	(33)	(4)	(145)	182	—
Interest expense, net	(172)	(8)	(7)	—	(187)
	(54)	28	(129)	—	(155)
Income (loss) before income and mining tax and other items	(57)	187	677	—	807
Income and mining tax benefit (expense)	20	(41)	(329)	—	(350)
Equity income (loss) of affiliates	465	(286)	(16)	(167)	(4)
Net income (loss) from continuing operations	428	(140)	332	(167)	453
Net income (loss) from discontinued operations	—	—	(45)	—	(45)
Net income (loss)	428	(140)	287	(167)	408
Net loss (income) attributable to noncontrolling interests	—	—	20	—	20
Net income (loss) attributable to Newmont stockholders	$428	$(140)	$307	$(167)	$428
Comprehensive income (loss)	$470	$(122)	$269	$(167)	$450
Comprehensive loss (income) attributable to noncontrolling interests	—	—	20	—	20
Comprehensive income (loss) attributable to Newmont stockholders	$470	$(122)	$289	$(167)	$470

(1)	Excludes Depreciation and amortization and Reclamation and remediation.

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

	Nine Months Ended September 30, 2018
	(Issuer)	(Guarantor)	(Non-Guarantor)		Newmont
	Newmont				Mining
	Mining	Newmont	Other		Corporation
Condensed Consolidating Statement of Cash Flows	Corporation	USA	Subsidiaries	Eliminations	Consolidated
Operating activities:
Net cash provided by (used in) operating activities of continuing operations	$(123)	$339	$879	$—	$1,095
Net cash provided by (used in) operating activities of discontinued operations	—	—	(8)	—	(8)
Net cash provided by (used in) operating activities	(123)	339	871	—	1,087
Investing activities:
Additions to property, plant and mine development	—	(203)	(560)	—	(763)
Acquisitions, net	—	—	(138)	—	(138)
Proceeds from sales of other assets	—	—	23	—	23
Purchases of investments	(4)	—	(13)	—	(17)
Proceeds from sales of investments	—	12	4	—	16
Other	—	1	(6)	—	(5)
Net cash provided by (used in) investing activities	(4)	(190)	(690)	—	(884)
Financing activities:
Dividends paid to common stockholders	(226)	—	—	—	(226)
Distributions to noncontrolling interests	—	—	(107)	—	(107)
Repurchase of common stock	(96)	—	—	—	(96)
Funding from noncontrolling interests	—	—	77	—	77
Proceeds from sale of noncontrolling interests	—	—	48	—	48
Payments for withholding of employee taxes related to stock-based compensation	—	(39)	—	—	(39)
Repayment of debt	—	—	(3)	—	(3)
Net intercompany borrowings (repayments)	449	(109)	(340)	—	—
Other	—	(1)	1	—	—
Net cash provided by (used in) financing activities	127	(149)	(324)	—	(346)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	—	—	(4)	—	(4)
Net change in cash, cash equivalents and restricted cash	—	—	(147)	—	(147)
Cash, cash equivalents and restricted cash at beginning of period	—	—	3,298	—	3,298
Cash, cash equivalents and restricted cash at end of period	$—	$—	$3,151	$—	$3,151

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$—	$—	$3,068	$—	$3,068
Restricted cash included in Other current assets	—	—	1	—	1
Restricted cash included in Other noncurrent assets	—	—	82	—	82
Total cash, cash equivalents and restricted cash	$—	$—	$3,151	$—	$3,151

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

	Nine Months Ended September 30, 2017
	(Issuer)	(Guarantor)	(Non-Guarantor)		Newmont
	Newmont				Mining
	Mining	Newmont	Other		Corporation
Condensed Consolidating Statement of Cash Flows	Corporation	USA	Subsidiaries	Eliminations	Consolidated
Operating activities:
Net cash provided by (used in) operating activities of continuing operations	$(307)	$375	$1,323	$—	$1,391
Net cash provided by (used in) operating activities of discontinued operations	—	—	(12)	—	(12)
Net cash provided by (used in) operating activities	(307)	375	1,311	—	1,379
Investing activities:
Additions to property, plant and mine development	—	(171)	(386)	—	(557)
Acquisitions, net	—	—	—	—	—
Proceeds from sales of other assets	—	—	5	—	5
Purchases of investments	(109)	—	(4)	—	(113)
Proceeds from sales of investments	—	—	34	—	34
Other	—	2	11	—	13
Net cash provided by (used in) investing activities	(109)	(169)	(340)	—	(618)
Financing activities:
Dividends paid to common stockholders	(94)	—	—	—	(94)
Distributions to noncontrolling interests	—	—	(119)	—	(119)
Repurchase of common stock	—	—	—	—	—
Funding from noncontrolling interests	—	—	70	—	70
Proceeds from sale of noncontrolling interests	—	—	—	—	—
Payments for withholding of employee taxes related to stock-based compensation	—	(13)	—	—	(13)
Repayment of debt	(379)	(2)	(2)	—	(383)
Net intercompany borrowings (repayments)	892	(192)	(700)	—	—
Other	(3)	—	—	—	(3)
Net cash provided by (used in) financing activities	416	(207)	(751)	—	(542)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	—	—	3	—	3
Net change in cash, cash equivalents and restricted cash	—	(1)	223	—	222
Cash, cash equivalents and restricted cash at beginning of period	—	1	2,781	—	2,782
Cash, cash equivalents and restricted cash at end of period	$—	$—	$3,004	$—	$3,004

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$—	$—	$2,969	$—	$2,969
Restricted cash included in Other current assets	—	—	—	—	—
Restricted cash included in Other noncurrent assets	—	—	35	—	35
Total cash, cash equivalents and restricted cash	$—	$—	$3,004	$—	$3,004

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

	At September 30, 2018
	(Issuer)	(Guarantor)	(Non-Guarantor)		Newmont
	Newmont				Mining
	Mining	Newmont	Other		Corporation
Condensed Consolidating Balance Sheet	Corporation	USA	Subsidiaries	Eliminations	Consolidated
Assets:
Cash and cash equivalents	$—	$—	$3,068	$—	$3,068
Trade receivables	—	17	159	—	176
Other accounts receivables	—	1	95	—	96
Intercompany receivable	6,190	4,788	8,076	(19,054)	—
Investments	—	—	58	—	58
Inventories	—	196	517	—	713
Stockpiles and ore on leach pads	—	204	464	—	668
Other current assets	—	37	119	—	156
Current assets	6,190	5,243	12,556	(19,054)	4,935
Property, plant and mine development, net	15	2,743	9,481	(30)	12,209
Investments	86	5	240	—	331
Investments in subsidiaries	13,048	(481)	—	(12,567)	—
Stockpiles and ore on leach pads	—	640	1,238	—	1,878
Deferred income tax assets	98	—	502	—	600
Non-current intercompany receivable	701	628	7	(1,336)	—
Other non-current assets	—	248	358	—	606
Total assets	$20,138	$9,026	$24,382	$(32,987)	$20,559
Liabilities:
Accounts payable	$—	$65	$228	$—	$293
Intercompany payable	5,426	2,473	11,155	(19,054)	—
Employee-related benefits	—	117	158	—	275
Income and mining taxes	—	14	29	—	43
Lease and other financing obligations	—	1	19	—	20
Other current liabilities	62	118	240	—	420
Current liabilities	5,488	2,788	11,829	(19,054)	1,051
Debt	4,043	—	—	—	4,043
Reclamation and remediation liabilities	—	319	2,066	—	2,385
Deferred income tax liabilities	—	123	491	—	614
Employee-related benefits	3	200	165	—	368
Lease and other financing obligations	—	3	124	—	127
Non-current intercompany payable	7	—	1,359	(1,366)	—
Other non-current liabilities	—	14	334	—	348
Total liabilities	9,541	3,447	16,368	(20,420)	8,936
Contingently redeemable noncontrolling interest	—	—	49	—	49
Equity:
Newmont stockholders’ equity	10,597	5,579	6,988	(12,567)	10,597
Noncontrolling interests	—	—	977	—	977
Total equity	10,597	5,579	7,965	(12,567)	11,574
Total liabilities and equity	$20,138	$9,026	$24,382	$(32,987)	$20,559

NEWMONT MINING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

	At December 31, 2017
	(Issuer)	(Guarantor)	(Non-Guarantor)		Newmont
	Newmont				Mining
	Mining	Newmont	Other		Corporation
Condensed Consolidating Balance Sheet	Corporation	USA	Subsidiaries	Eliminations	Consolidated
Assets:
Cash and cash equivalents	$—	$—	$3,259	$—	$3,259
Trade receivables	—	18	106	—	124
Other accounts receivables	—	—	113	—	113
Intercompany receivable	2,053	4,601	3,484	(10,138)	—
Investments	—	—	62	—	62
Inventories	—	181	498	—	679
Stockpiles and ore on leach pads	—	196	480	—	676
Other current assets	—	38	115	—	153
Current assets	2,053	5,034	8,117	(10,138)	5,066
Property, plant and mine development, net	17	3,082	9,266	(27)	12,338
Investments	106	4	170	—	280
Investments in subsidiaries	12,012	(311)	—	(11,701)	—
Stockpiles and ore on leach pads	—	648	1,200	—	1,848
Deferred income tax assets	84	5	460	—	549
Non-current intercompany receivable	1,700	401	7	(2,108)	—
Other non-current assets	—	255	310	—	565
Total assets	$15,972	$9,118	$19,530	$(23,974)	$20,646
Liabilities:
Accounts payable	$—	$83	$292	$—	$375
Intercompany payable	1,338	2,145	6,655	(10,138)	—
Employee-related benefits	—	143	166	—	309
Income and mining taxes	—	18	230	—	248
Lease and other financing obligations	—	1	3	—	4
Other current liabilities	52	163	247	—	462
Current liabilities	1,390	2,553	7,593	(10,138)	1,398
Debt	4,040	—	—	—	4,040
Reclamation and remediation liabilities	—	309	2,036	—	2,345
Deferred income tax liabilities	—	121	474	—	595
Employee-related benefits	—	222	164	—	386
Lease and other financing obligations	—	4	17	—	21
Non-current intercompany payable	7	—	2,128	(2,135)	—
Other non-current liabilities	—	18	324	—	342
Total liabilities	5,437	3,227	12,736	(12,273)	9,127
Contingently redeemable noncontrolling interest	—	—	—	—	—
Equity:
Newmont stockholders’ equity	10,535	5,891	5,810	(11,701)	10,535
Noncontrolling interests	—	—	984	—	984
Total equity	10,535	5,891	6,794	(11,701)	11,519
Total liabilities and equity	$15,972	$9,118	$19,530	$(23,974)	$20,646

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

During 2012, the Department of Interior contributed its share of past EPA costs and future costs related to the cleanup of the Midnite mine site in a lump sum payment of $42, which Newmont classified as restricted assets with interest on the Condensed Consolidated Balance Sheets for all periods presented. In 2016, Newmont completed the remedial design process (with the exception of the new water treatment plant (“WTP”) design which was awaiting the approval of the new National Pollutant Discharge Elimination System (“NPDES”) permit). Subsequently, the new NPDES permit was received in 2017 and the WTP design commenced in 2018. Newmont is managing the remediation project to implement Phase 1 remedial actions during the 2018 construction season with a focus on preparations to backfill Pit 4. In June 2018, $11 was released from the trust account for remedial work completed.

The Dawn mill site is regulated by the Washington Department of Health and is in the process of being closed. Remediation at the Dawn mill site began in 2013. The Tailing Disposal Area 1-4 reclamation earthworks component was completed during 2017 with the embankment erosion protection completed in the second quarter of 2018. The remaining closure activity will consist primarily of addressing groundwater issues.

The remediation liability for the Midnite mine site and Dawn mill site is approximately $163 at September 30, 2018.

Other Legal Matters

Minera Yanacocha S.R.L. – 51.35% Newmont Owned

Administrative Actions. The Peruvian government agency responsible for environmental evaluation and inspection, Organismo Evaluacion y Fiscalizacion Ambiental (“OEFA”), conducts periodic reviews of the Yanacocha site. In 2011, 2012, 2013, 2015, 2016, 2017 and 2018, OEFA issued notices of alleged violations of OEFA standards to Yanacocha and Conga relating to past inspections. OEFA has resolved some alleged violations with minimal or no findings. In 2015 and 2016, the water authority of Cajamarca issued notices of alleged regulatory violations, and resolved some allegations in 2017 with no findings. The experience with OEFA and the water authority is that in the case of a finding of violation, remedial action is often the outcome rather than a significant fine. The alleged OEFA violations currently range from zero to 46,500 units and the water authority alleged violations range from zero to 59 units, with each unit having a potential fine equivalent to approximately $.001245 based on current exchange rates ($0 to $60). Yanacocha and Conga are responding to all notices of alleged violations, but cannot reasonably predict the outcome of the agency allegations.

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

In connection with our investment in Galore Creek, Newmont will owe NovaGold Resources Inc. $75 upon the earlier of approval to construct a mine, mill and all related infrastructure for the Galore Creek project or the initiation of construction of a mine, mill or any related infrastructure. The amount due is non-interest bearing. The decision for an approval and commencement of construction is contingent on the results of a prefeasibility and feasibility study, neither of which have occurred. As such, this amount has not been accrued.

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

Overview

Newmont is one of the world’s largest gold producers and is the only gold company included in the S&P 500 Index and Fortune 500. We have been included in the Dow Jones Sustainability Index-World for 12 consecutive years and have adopted the World Gold Council’s Conflict-Free Gold Policy. We are also engaged in the exploration for and acquisition of gold and copper properties. We have significant operations and/or assets in the United States (“U.S.”), Australia, Peru, Ghana and Suriname.

We continue to focus on improving safety and efficiency at our operations, maintaining leading environmental, social and governance practices, and building a stronger portfolio of longer-life, lower cost mines to generate the financial flexibility we need to fund our best projects, reduce debt, and return cash to shareholders.

During the third quarter of 2018, we purchased a 50% interest in the Galore Creek Partnership (“Galore Creek”) from NovaGold Resources Inc. for cash consideration of $100 as well as deferred payments of $100 and contingent payments of $75. Refer to Note 1 of the Condensed Consolidated Financial Statements for further details regarding this transaction. Additionally, in the third quarter of 2018, we purchased interests in Evrim Resources, Orosur Mining and Miranda Gold, totaling $8, to secure rights to highly prospective properties in Mexico and Colombia.

Consolidated Financial Results

The details of our Net income (loss) from continuing operations attributable to Newmont stockholders are set forth below:

	Three Months Ended
	September 30,		Increase
	2018	2017	(decrease)
Net income (loss) from continuing operations attributable to Newmont stockholders	$(161)	$213	$(374)
Net income (loss) from continuing operations attributable to Newmont stockholders per common share, diluted	$(0.31)	$0.39	$(0.70)

	Nine Months Ended
	September 30,		Increase
	2018	2017	(decrease)
Net income (loss) from continuing operations attributable to Newmont stockholders	$283	$473	$(190)
Net income (loss) from continuing operations attributable to Newmont stockholders per common share, diluted	$0.53	$0.88	$(0.35)

The decreases in Net income (loss) from continuing operations attributable to Newmont stockholders for the three and nine months ended September 30, 2018, compared to the same periods in 2017, are primarily due to the impairment of long-lived assets related to certain exploration properties and the Emigrant operation in North America and lower production at various sites, including CC&V, Boddington, Akyem and Carlin, partially offset by lower income tax expense and a gain from the sale of our royalty portfolio in June 2018. The three month comparison was also negatively impacted by lower average realized gold prices. For discussion regarding variations in production volumes and unit cost metrics, see Results of Consolidated Operations below.

The details of our Sales are set forth below. See Note 4 to our Condensed Consolidated Financial Statements for additional information.

	Three Months Ended
	September 30,		Increase	Percent
	2018	2017	(decrease)	Change
Gold	$1,656	$1,799	$(143)	(8)%
Copper	70	80	(10)	(13)
	$1,726	$1,879	$(153)	(8)%

	Nine Months Ended
	September 30,		Increase	Percent
	2018	2017	(decrease)	Change
Gold	$4,976	$5,217	$(241)	(5)%
Copper	229	227	2	1
	$5,205	$5,444	$(239)	(4)%

The following analysis summarizes consolidated gold sales:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Consolidated gold sales:
Gross before provisional pricing	$1,668	$1,806	$5,007	$5,232
Provisional pricing mark-to-market	(5)	2	(10)	9
Gross after provisional pricing	1,663	1,808	4,997	5,241
Treatment and refining charges	(7)	(9)	(21)	(24)
Net	$1,656	$1,799	$4,976	$5,217
Consolidated gold ounces sold (thousands)	1,378	1,411	3,914	4,178
Average realized gold price (per ounce)(1):
Gross before provisional pricing	$1,210	$1,281	$1,279	$1,253
Provisional pricing mark-to-market	(4)	1	(3)	2
Gross after provisional pricing	1,206	1,282	1,276	1,255
Treatment and refining charges	(5)	(6)	(5)	(6)
Net	$1,201	$1,276	$1,271	$1,249

(1)	Per ounce measures may not recalculate due to rounding.

The change in consolidated gold sales is due to:

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2018 vs. 2017	2018 vs. 2017
Change in consolidated ounces sold	$(41)	$(330)
Change in average realized gold price	(104)	86
Change in treatment and refining charges	2	3
	$(143)	$(241)

The decrease in gold sales during the three months ended September 30, 2018, compared to the same period in 2017, is primarily due to lower average realized gold prices and lower production at various sites, including Carlin and CC&V. The decrease in gold sales during the nine months ended September 30, 2018, compared to the same period in 2017, is primarily due to lower production at various sites, including CC&V, Boddington, Akyem and Carlin, partially offset by higher average realized gold prices. For further discussion regarding changes in volumes, see Results of Consolidated Operations below.

The following analysis summarizes consolidated copper sales:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Consolidated copper sales:
Gross before provisional pricing	$78	$77	$246	$228
Provisional pricing mark-to-market	(4)	6	(7)	9
Gross after provisional pricing	74	83	239	237
Treatment and refining charges	(4)	(3)	(10)	(10)
Net	$70	$80	$229	$227
Consolidated copper pounds sold (millions)	28	26	82	84
Average realized copper price (per pound)(1):
Gross before provisional pricing	$2.77	$2.98	$3.00	$2.73
Provisional pricing mark-to-market	(0.14)	0.20	(0.08)	0.10
Gross after provisional pricing	2.63	3.18	2.92	2.83
Treatment and refining charges	(0.13)	(0.12)	(0.13)	(0.12)
Net	$2.50	$3.06	$2.79	$2.71

(1)	Per pound measures may not recalculate due to rounding.

The change in consolidated copper sales is due to:

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2018 vs. 2017	2018 vs. 2017
Change in consolidated pounds sold	$6	$(5)
Change in average realized copper price	(15)	7
Change in treatment and refining charges	(1)	—
	$(10)	$2

The decrease in copper sales during the three months ended September 30, 2018, compared to the same period in 2017, is primarily due to lower average realized copper prices. Copper sales remained relatively flat during the nine months ended September 30, 2018, compared to the same period in 2017, as production volumes and average realized copper prices were in line with the prior year. For further discussion regarding changes in volumes, see Results of Consolidated Operations below.

The details of our Costs applicable to sales are set forth below. See Note 3 to our Condensed Consolidated Financial Statements for additional information.

	Three Months Ended
	September 30,		Increase	Percent
	2018	2017	(decrease)	Change
Gold	$952	$1,017	$(65)	(6)%
Copper	43	36	7	19
	$995	$1,053	$(58)	(6)%

	Nine Months Ended
	September 30,		Increase	Percent
	2018	2017	(decrease)	Change
Gold	$2,853	$2,890	$(37)	(1)%
Copper	136	119	17	14
	$2,989	$3,009	$(20)	(1)%

The decrease in Costs applicable to sales for gold during the three months ended September 30, 2018, compared to the same period in 2017, is primarily due to lower production at various sites and a favorable Australian dollar foreign currency exchange rate, partially offset by higher oil prices. Costs applicable to sales for gold during the nine months ended September 30, 2018, remained relatively flat, compared to the same period in 2017, as lower production at various sites was largely offset by higher stockpile and leach pad inventory adjustments and higher oil prices.

The increases in Costs applicable to sales for copper during the three and nine months ended September 30, 2018, compared to the same periods in 2017, are primarily due to a higher co-product allocation of costs to copper based on a higher relative copper sales value.

For discussion regarding variations in operations, see Results of Consolidated Operations below.

The details of our Depreciation and amortization are set forth below.  See Note 3 to our Condensed Consolidated Financial Statements for additional information.

	Three Months Ended
	September 30,		Increase	Percent
	2018	2017	(decrease)	Change
Gold	$283	$311	$(28)	(9)%
Copper	9	8	1	13
Other	7	9	(2)	(22)
	$299	$328	$(29)	(9)%

	Nine Months Ended
	September 30,		Increase	Percent
	2018	2017	(decrease)	Change
Gold	$827	$886	$(59)	(7)%
Copper	29	27	2	7
Other	23	25	(2)	(8)
	$879	$938	$(59)	(6)%

The decreases in Depreciation and amortization for gold during the three and nine months ended September 30, 2018, compared to the same periods in 2017, are primarily due to lower production at various sites. The decrease in the nine-month comparison was partially offset by higher stockpile and leach pad inventory adjustments.

The increases in Depreciation and amortization for copper during the three and nine months ended September 30, 2018, compared to the same periods in 2017, are primarily due to a higher co-product allocation of costs to copper based on a higher relative copper sales value.

For discussion regarding variations in operations, see Results of Consolidated Operations below.

Reclamation and remediation increased by $5 during the three months ended September 30, 2018,  compared to the same period in 2017, primarily due to increased accretion. Reclamation and remediation decreased by $2 during the nine months ended September 30, 2018, compared to the same period in 2017, primarily due to updated reclamation liability assumptions at Minera Yanacocha S.R.L. (“Yanacocha”) regarding water treatment costs on non-operating leach pads in 2017, partially offset by updated assumptions at a historic mine site for future water management costs along with increased accretion in 2018.

Exploration remained relatively flat during the three months ended September 30, 2018, compared to the same period in 2017, as expenditures were in line with the prior year. Exploration increased by $7 during the nine months ended September 30, 2018, compared to the same period in 2017, primarily due to increased expenditures at various projects in North America and Australia as we continue to focus on developing future reserves.

Advanced projects, research and development decreased by $4 during the three months ended September 30, 2018, compared to the same period in 2017, primarily due to lower consulting costs associated with full potential opportunities in North America and prior-year costs associated with the Tanami Expansion 2 project. Advanced projects, research and development increased by $8 during the nine months ended September 30, 2018, compared to the same period in 2017, primarily due to on-going study costs associated with the Long Canyon Phase 2 project in North America and the Yanacocha Sulfides and Chaquicocha Oxides projects in South America.

General and administrative remained relatively flat during the three months ended September 30, 2018, compared to the same period in 2017, as expenditures were in line with the prior year. General and administrative increased by $10 during the nine months ended September 30, 2018, compared to the same periods in 2017, primarily due to higher IT project and services costs.

Impairment of long-lived assets increased by $366 and $363 during the three and nine months ended September 30, 2018, respectively, compared to the same periods in 2017, primarily due to the impairment of long-lived assets at certain exploration properties and the Emigrant operation in North America, due to the Company’s decision to focus on advancing other projects and a change in mine plan resulting in a significant decrease in mine life at Emigrant, respectively. For additional information regarding these impairments, see Note 6 and 15 to our Condensed Consolidated Financial Statements. The 2017 impairments were primarily related to non-cash write-downs of obsolete assets at Yanacocha and Australia.

Other expense, net increased by $4 during the three months ended September 30, 2018, compared to the same period in 2017, primarily due to prior-year net adjustments to the contingent consideration and related liabilities associated with the acquisition of the final 33.33% interest in Boddington in June 2009 in addition to increased other expenses in Africa and South America in 2018.  Other expense, net remained consistent during the nine months ended September 30, 2018, compared to the same period in 2017.

Other income, net increased by $27 and $165 during the three and nine months ended September 30, 2018, respectively, compared to the same periods in 2017. For the three month comparison, the increase is primarily due to business interruption insurance proceeds of $25 recorded in September 2018 associated with the East wall slips at Kalgoorlie in the first half of 2018 and decreases in Australia-denominated liabilities from a weaker Australian dollar, partially offset by unrealized holding losses on marketable equity securities related primarily to Continental Gold Inc. For the nine month comparison, the increase is primarily due to a gain from the exchange of certain royalty interests for cash consideration and an equity ownership and warrants in Maverix Metals Inc. (“Maverix”) in June 2018, decreases in Australia-denominated liabilities from a weaker Australian dollar, an increase in interest income, and an increase in business interruption insurance proceeds, partially offset by unrealized holding losses on marketable equity securities related primarily to Continental Gold Inc.

Interest expense, net decreased by $5 and $34 during the three and nine months ended September 30, 2018, respectively, compared to the same periods in 2017, primarily due to reduced debt balances as a result of the repayment of the 2017 Convertible Senior Notes in July 2017 and higher capitalized interest related to various development projects in 2018.

Income and mining tax expense (benefit) was $3 and $126, and $73 and $350 during the three and nine months ended September 30, 2018 and September 30, 2017, respectively. The effective tax rate is driven by a number of factors and the comparability of our income tax expense for the reported periods will be primarily affected by (i) variations in our income before income taxes; (ii) geographic distribution of that income; (iii) impacts of the enactment of tax reform; (iv) the non-recognition of tax assets; (v) percentage depletion; (vi) and the impact of specific transactions and assessments. As a result, the effective tax rate will fluctuate, sometimes significantly, year to year. This trend is expected to continue in future periods. See Note 9 for further discussion of income taxes.

	Three months ended September 30, 2018(1)				Nine months ended September 30, 2018(1)
			Income Tax				Income Tax
	Income	Effective	Expense		Income	Effective	Benefit
	(Loss)(2)	Tax Rate	(Benefit)		(Loss)(2)	Tax Rate	(Provision)
Nevada	$(342)	26%	$(90)	(3)	$(172)	37%	$(63)	(3)
CC&V	4	25	1	(4)	54	11	6	(4)
Corporate & Other	(102)	5	(5)	(5)	(178)	19	(34)	(5)
Total US	(440)	21	(94)		(296)	31	(91)
Australia	172	41	71	(6)	516	28	147	(6)
Ghana	82	32	26		138	33	45
Suriname	46	26	12		137	26	36
Peru	14	0	—	(7)	(33)	(9)	3	(7)
Other Foreign	(2)	0	—		(2)	—	—
Rate adjustments	—	N/A	(12)	(8)	—	N/A	(14)	(8)
Consolidated	$(128)	(2)%	$3		$460	27%	$126

(1)

The September 30, 2017 information has not been presented as such comparison would not be meaningful as a result of tax restructuring implemented by the Company at December 31, 2017. Due to changes the Tax Cuts and Jobs Act made to certain international tax provisions, it was prudent for the Company to restructure the holding of its non-U.S. operations for U.S. federal income tax purposes. This was accomplished by executing and filing various “check the box” elections with respect to certain non-U.S. subsidiaries of the Company. The elections resulted in the conversions of these subsidiaries from branches and/or foreign partnerships to regarded foreign corporations.

(2)

Represents income (loss) from continuing operations by geographic location before income taxes and equity in affiliates. These amounts will not reconcile to the Segment Information for the reasons stated in Note 3.

(3)	Includes deduction for percentage depletion of $(7) and $(26) and mining taxes of $(11) and $(1), respectively.
(4)	Includes deduction for percentage depletion of $(1) and $(7), respectively.
(5)	Includes valuation allowance of $13 and $2, respectively.
(6)	Includes mining taxes of $24 and $44 and valuation allowance of $- and $(46), respectively.
(7)	Includes valuation allowance of $(2) and $8 and mining taxes of $- and $3, respectively.
(8)	In accordance with applicable accounting rules, the interim provision for income taxes is adjusted to equal the consolidated tax rate.

We expect to record additional updates to the provisional amounts for the impacts of US tax reform during the fourth quarter of 2018 following completion of the 2017 income tax returns and within the 12 month time frame provided under the SEC’s Staff Accounting Bulletin 118. There are no new estimates associated with US tax reform in the income tax expense for the three months ended September 30, 2018.

Equity income (loss) of affiliates decreased by $10 and $21 during the three and nine months ended September 30, 2018, respectively, compared to the same periods in 2017, primarily due to increased losses recognized at TMAC Resources Inc. and Minera La Zanja S.R.L.

Net income (loss) from discontinued operations increased by $23 and $101 during the three and nine months ended September 30, 2018, respectively, compared to the same periods in 2017, primarily due to the impacts on the Holt royalty obligation from an increase in discount rate and a decrease in gold price. The nine-month period was also impacted by a decrease in expected production from prior periods. For additional information regarding our discontinued operations, see Note 10 to our Condensed Consolidated Financial Statements.

Net loss (income) attributable to noncontrolling interests from continuing operations changed from a loss of $7 to income of $21 during the three months ended September 30, 2018, compared to the same period of 2017, primarily due to income at Yanacocha in the third quarter of 2018 compared to losses in the third quarter of 2017. Net loss (income) attributable to noncontrolling interests from continuing operations changed from a loss of $20 to income of $26 during the nine months ended September 30, 2018, compared to the same period of 2017, primarily due to decreased losses at Yanacocha.

Results of Consolidated Operations

	Gold or Copper		Costs Applicable		Depreciation and		All-In Sustaining
	Produced		to Sales (1)		Amortization		Costs (2)
	2018	2017	2018	2017	2018	2017	2018	2017
Three Months Ended September 30,
Gold	(ounces in thousands)		($ per ounce sold)		($ per ounce sold)		($ per ounce sold)
North America	511	573	$803	$742	$254	$265	$998	$912
South America	286	271	636	806	193	240	879	1,049
Australia	385	406	691	670	134	128	819	821
Africa	212	191	505	646	259	281	713	802
Total/Weighted-Average	1,394	1,441	$691	$721	$210	$226	$927	$941
Attributable to Newmont	1,286	1,339

Copper	(pounds in millions)		($ per pound sold)		($ per pound sold)		($ per pound sold)
North America	8	7	$1.86	$1.57	$0.50	$0.43	$2.41	$1.71
Australia	18	20	1.46	1.32	0.27	0.26	1.73	1.63
Total/Weighted-Average	26	27	$1.54	$1.38	$0.32	$0.30	$1.87	$1.65

Copper	(tonnes in thousands)
North America	3	3
Australia	9	9
Total/Weighted-Average	12	12

	Gold or Copper		Costs Applicable		Depreciation and		All-In Sustaining
	Produced		to Sales (1)		Amortization		Costs (2)
	2018	2017	2018	2017	2018	2017	2018	2017
Nine Months Ended September 30,
Gold	(ounces in thousands)		($ per ounce sold)		($ per ounce sold)		($ per ounce sold)
North America	1,431	1,655	$789	$710	$242	$241	$997	$884
South America	728	755	704	760	212	246	953	989
Australia	1,142	1,167	703	658	131	132	841	794
Africa	621	631	670	624	310	262	852	782
Total/Weighted-Average	3,922	4,208	$729	$692	$217	$218	$973	$908
Attributable to Newmont	3,657	3,925

Copper	(pounds in millions)		($ per pound sold)		($ per pound sold)		($ per pound sold)
North America	22	26	$1.91	$1.67	$0.51	$0.44	$2.37	$1.96
Australia	61	61	1.57	1.30	0.29	0.26	1.87	1.58
Total/Weighted-Average	83	87	$1.66	$1.42	$0.35	$0.32	$2.00	$1.70

Copper	(tonnes in thousands)
North America	10	12
Australia	28	28
Total/Weighted-Average	38	40

(1)	Excludes Depreciation and amortization and Reclamation and remediation.
(2)	All-In Sustaining Costs is a non-GAAP financial measure. See Non-GAAP Financial Measures beginning on page 70.

Three months ended September 30, 2018 compared to 2017

Consolidated gold production decreased 3% primarily due to lower production at Carlin due to lower mill throughput, lower leach production at CC&V in North America and lower ore grade milled at Kalgoorlie in Australia, partially offset by higher ore grade milled at Ahafo in Africa and Yanacocha in South America.

Consolidated copper production decreased 4% primarily due to lower ore grade milled at Boddington in Australia.

Costs applicable to sales per consolidated gold ounce decreased 4% primarily due to a lower co-product allocation of costs to gold based on a lower relative gold sales value and a favorable Australian dollar foreign currency exchange rate, partially offset by lower ounces sold, higher oil prices and higher costs at Phoenix.  Costs applicable to sales per consolidated copper pound increased 12% primarily due to a higher co-product allocation of costs to copper based on a higher relative copper sales value.

Depreciation and amortization per consolidated gold ounce decreased 7% primarily due to lower amortization rates. Depreciation and amortization per consolidated copper pound increased 7% primarily due to a higher co-product allocation of costs to copper based on a higher relative copper sales value.

All-in sustaining costs per consolidated gold ounce were in line with the prior year as lower costs applicable to sales per ounce were offset by higher sustaining capital spend. All-in sustaining costs per consolidated copper pound increased 13% primarily due to higher costs applicable to sales per pound.

Nine months ended September 30, 2018 compared to 2017

Consolidated gold production decreased 7% primarily due to lower ore grade milled and recovery at CC&V and Carlin in North America, in addition to a build up of concentrate inventory at CC&V, lower ore grade milled and recovery at Boddington in Australia and lower mill throughput and ore grade at Akyem in Africa, partially offset by higher mill throughput and ore grade milled at Tanami in Australia and higher ore grade milled at Ahafo in Africa.

Consolidated copper production decreased 5% primarily due to lower ore grade milled at Phoenix in North America.

Costs applicable to sales per consolidated gold ounce increased 5% primarily due to lower ounces sold, higher stockpile and leach pad inventory adjustments and higher oil prices, partially offset by a lower co-product allocation of costs to gold. Costs applicable to sales per consolidated copper pound increased 17% primarily due to a higher co-product allocation of costs to copper.

Depreciation and amortization per consolidated gold ounce was in line with the prior year.  Depreciation and amortization per consolidated copper pound increased 9% primarily due to a higher co-product allocation of costs to copper and lower copper pounds sold.

All-in sustaining costs per consolidated gold ounce increased 7% primarily due to higher costs applicable to sales per ounce and higher sustaining capital spend. All-in sustaining costs per consolidated copper pound increased 18% primarily due to higher costs applicable to sales per pound.

North America Operations

	Gold or Copper		Costs Applicable		Depreciation and		All-In Sustaining
	Produced		to Sales (1)		Amortization		Costs (2)
	2018	2017	2018	2017	2018	2017	2018	2017
Three Months Ended September 30,
Gold	(ounces in thousands)		($ per ounce sold)		($ per ounce sold)		($ per ounce sold)
Carlin	237	268	$892	$834	$254	$232	$1,042	$992
Phoenix	55	58	1,010	889	226	241	1,306	1,037
Twin Creeks	93	82	620	728	154	198	794	926
Long Canyon	44	56	485	309	473	436	584	327
CC&V	82	109	825	682	261	318	952	791
Total/Weighted-Average (3)	511	573	$803	$742	$254	$265	$998	$912

Copper	(pounds in millions)		($ per pound sold)		($ per pound sold)		($ per pound sold)
Phoenix	8	7	$1.86	$1.57	$0.50	$0.43	$2.41	$1.71

Copper	(tonnes in thousands)
Phoenix	3	3

	Gold or Copper		Costs Applicable		Depreciation and		All-In Sustaining
	Produced		to Sales (1)		Amortization		Costs (2)
	2018	2017	2018	2017	2018	2017	2018	2017
Nine Months Ended September 30,
Gold	(ounces in thousands)		($ per ounce sold)		($ per ounce sold)		($ per ounce sold)
Carlin	651	700	$901	$851	$238	$228	$1,092	$1,063
Phoenix	171	169	855	879	200	229	1,058	1,051
Twin Creeks	261	287	716	588	172	163	851	727
Long Canyon	131	133	420	318	447	417	504	341
CC&V	217	366	710	605	241	268	878	686
Total/Weighted-Average (3)	1,431	1,655	$789	$710	$242	$241	$997	$884

Copper	(pounds in millions)		($ per pound sold)		($ per pound sold)		($ per pound sold)
Phoenix	22	26	$1.91	$1.67	$0.51	$0.44	$2.37	$1.96

Copper	(tonnes in thousands)
Phoenix	10	12

(1)	Excludes Depreciation and amortization and Reclamation and remediation.
(2)	All-In Sustaining Costs is a non-GAAP financial measure. See Non-GAAP Financial Measures beginning on page 70.
(3)	All-In Sustaining Costs and Depreciation and amortization include expense for other regional projects.

Three months ended September 30, 2018 compared to 2017

Carlin, USA. Gold production decreased 12% primarily due to lower mill throughput at Mill 6 from unscheduled downtime and ore chemistry, as well as lower leach tons placed.  Costs applicable to sales per ounce increased 7% primarily due to lower ounces sold and higher stockpile and leach-pad inventory adjustments. Total stockpile and leach pad inventory adjustments at Carlin include $22 related to a write-down at Emigrant from a change in mine plan, resulting in a significant decrease in mine life in the third quarter of 2018. Depreciation and amortization per ounce increased 9% primarily due to higher stockpile and leach-pad inventory adjustments mainly at Emigrant and lower ounces sold. All-in sustaining costs per ounce increased 5% primarily due to higher sustaining capital spend.

Phoenix, USA. Gold production decreased 5% primarily due to lower leach production from reduced ore placement and lower grade at Lone Tree, as well as lower mill recovery, partially offset by higher mill throughput. Copper production increased 14% primarily due to higher ore grade milled and throughput. Costs applicable to sales per ounce increased 14% primarily due to lower ounces sold and higher maintenance costs.  Costs applicable to sales per pound increased 18% primarily due to a higher co-product allocation of costs to copper. Depreciation and amortization per ounce decreased 6% primarily due to lower amortization rates. Depreciation and amortization per pound increased 16% primarily due to a higher co-product allocation of costs to copper. All-in sustaining costs per ounce increased 26% primarily due to higher costs applicable to sales per ounce and higher sustaining capital spend. All-in sustaining costs per pound increased 41% primarily due to higher costs applicable to sales per pound and higher sustaining capital spend.

Twin Creeks, USA. Gold production increased 13% primarily due to higher mill throughput and leach tons placed, in addition to a draw down of in-circuit inventory as compared to a build up in the prior year.  Costs applicable to sales per ounce decreased 15% primarily due to higher ounces sold and lower stockpile and leach pad inventory adjustments. Depreciation and amortization per ounce decreased 22% primarily due to higher ounces sold and lower stockpile and leach pad inventory adjustments. All-in sustaining costs per ounce decreased 14% primarily due to lower costs applicable to sales per ounce.

Long Canyon, USA. Gold production decreased 21% primarily due to lower ore grade mined. Costs applicable to sales per ounce increased 57% primarily due to lower ounces sold and an unfavorable strip ratio.  Depreciation and amortization per ounce increased 8% primarily due to lower ounces sold and higher amortization rates. All-in sustaining costs per ounce increased 79% primarily due to higher costs applicable to sales per ounce and higher sustaining capital spend.

CC&V, USA. Gold production decreased 25% primarily due to lower ore grade mined resulting in lower leach production.  Costs applicable to sales per ounce increased 21% primarily due to lower ounces sold. Depreciation and amortization per ounce decreased

18% primarily due to lower amortization rates, driven by reserve life additions, partially offset by lower ounces sold. All-in sustaining costs per ounce increased 20% primarily due to higher costs applicable to sales per ounce.

Nine months ended September 30, 2018 compared to 2017

Carlin, USA. Gold production decreased 7% primarily due to lower leach tons placed and lower leach recovery, as well as lower ore grade milled.  Costs applicable to sales per ounce increased 6% primarily due to higher stockpile and leach pad inventory adjustments and lower ounces sold. Total stockpile and leach pad inventory adjustments at Carlin include $22 related to a write-down at Emigrant from a change in mine plan, resulting in a significant decrease in mine life in the third quarter of 2018. Depreciation and amortization per ounce increased 4% due to higher stockpile and leach pad inventory adjustments related to the write-down at Emigrant and lower ounces sold. All-in sustaining costs per ounce was in line with the prior year.

Phoenix, USA. Gold production was in line with the prior year. Copper production decreased 15% primarily due to lower ore grade milled. Costs applicable to sales per ounce were in line with the prior year as higher maintenance costs were offset by higher ounces sold.  Costs applicable to sales per pound increased 14% primarily due to lower copper pounds sold. Depreciation and amortization per ounce decreased 13% primarily due to higher ounces sold and lower amortization rates.  Depreciation and amortization per pound increased 16% primarily due to lower copper pounds sold. All-in sustaining costs per ounce  were in line with the prior year. All-in sustaining costs per pound increased 21% primarily due to the higher costs applicable to sales per pound and higher sustaining capital spend.

Twin Creeks, USA. Gold production decreased 9% primarily due to lower ore grades mined and milled as a result of mine sequencing. Costs applicable to sales per ounce increased 22% primarily due to lower ounces sold and higher stockpile and leach pad inventory adjustments. Depreciation and amortization per ounce increased 6% primarily due to lower ounces sold. All-in sustaining costs per ounce increased 17% primarily due to higher costs applicable to sales per ounce, partially offset by lower sustaining capital spend.

Long Canyon, USA. Gold production was in line with the prior year as lower ore grade mined were offset by higher leach tons placed.  Costs applicable to sales per ounce increased 32% primarily due to lower ore grade mined. Depreciation and amortization per ounce increased 7% primarily due to higher amortization rates. All-in sustaining costs per ounce increased 48% primarily due to higher costs applicable to sales per ounce and higher sustaining capital spend.

CC&V, USA. Gold production decreased 41% primarily due to lower ore grade mined, a build up of concentrate inventory to be shipped and processed in Nevada and lower leach tons placed at Valley Leach Fill 2. Costs applicable to sales per ounce increased 17% primarily due to lower ounces sold.  Depreciation and amortization per ounce decreased 10% primarily due to lower amortization rates driven by reserve life additions. All-in sustaining costs per ounce increased 28% primarily due to higher costs applicable to sales per ounce and higher sustaining capital spend.

South America Operations

	Gold or Copper		Costs Applicable		Depreciation and		All-In Sustaining
	Produced		to Sales (1)		Amortization		Costs (2)
	2018	2017	2018	2017	2018	2017	2018	2017
Three Months Ended September 30,	(ounces in thousands)		($ per ounce sold)		($ per ounce sold)		($ per ounce sold)
Yanacocha	153	142	$740	$1,087	$192	$275	$945	$1,312
Merian	133	129	513	496	169	176	651	608
Total / Weighted Average (3)	286	271	$636	$806	$193	$240	$879	$1,049
Yanacocha (48.65%) (4)	(75)	(69)
Merian (25.00%)	(33)	(33)
Attributable to Newmont	178	169

	Gold or Copper		Costs Applicable		Depreciation and		All-In Sustaining
	Produced		to Sales (1)		Amortization		Costs (2)
	2018	2017	2018	2017	2018	2017	2018	2017
Nine Months Ended September 30,	(ounces in thousands)		($ per ounce sold)		($ per ounce sold)		($ per ounce sold)
Yanacocha	373	400	$855	$993	$218	$266	$1,071	$1,224
Merian	355	355	544	493	179	195	699	578
Total / Weighted Average (3)	728	755	$704	$760	$212	$246	$953	$989
Yanacocha (48.65%) (4)	(176)	(194)
Merian (25.00%)	(89)	(89)
Attributable to Newmont	463	472

(1)	Excludes Depreciation and amortization and Reclamation and remediation.
(2)	All-In Sustaining Costs is a non-GAAP financial measure. See Non-GAAP Financial Measures beginning on page 70.
(3)	All-In Sustaining Costs and Depreciation and amortization include expense for other regional projects.
(4)

In December 2017, Yanacocha repurchased a  5% interest held by the International Finance Corporation, increasing Newmont’s ownership in Yanacocha from 51.35% to 54.05% as of December 31, 2017. In June 2018, Yanacocha sold a  5% ownership interest to a subsidiary of Sumitomo Corporation, reducing Newmont’s ownership to 51.35%. See Note 11 to our Condensed Consolidated Financial Statements.

Three months ended September 30, 2018 compared to 2017

Yanacocha, Peru. Gold production increased 8% primarily due to higher ore grade milled, recovery and throughput partially offset by lower leach production.  Costs applicable to sales per ounce decreased 32% primarily due to lower stockpile and leach pad inventory adjustments and higher ounces sold. Depreciation and amortization per ounce decreased 30% primarily due to lower stockpile and leach pad inventory adjustments and higher ounces sold. All-in sustaining costs per ounce decreased 28% primarily due to lower costs applicable to sales per ounce partially offset by higher sustaining capital spend.

Merian, Suriname. Gold production was in line with the prior year. Costs applicable to sales per ounce were in line with the prior year. Depreciation and amortization per ounce decreased 4% due to lower amortization rates. All-in sustaining costs per ounce increased 7% primarily due to higher support costs and higher sustaining capital spend.

Nine months ended September 30, 2018 compared to 2017

Yanacocha, Peru. Gold production decreased 7% primarily due to lower leach production.  Costs applicable to sales per ounce decreased 14% due to lower stockpile and leach pad inventory adjustments and higher by-product credits from the sale of copper and silver concentrates. Depreciation and amortization per ounce decreased 18% primarily due to lower stockpile and leach pad inventory adjustments and lower amortization rates. All-in sustaining costs per ounce decreased 13% due to lower costs applicable to sales per ounce.

Merian, Suriname. Gold production was in line with the prior year as lower ore grade milled and recovery were offset by higher throughput and a draw down of in-circuit inventory as compared to a build up in the prior year.  Costs applicable to sales per ounce increased 10% primarily due to lower ore grade mined.  Depreciation and amortization per ounce decreased 8% primarily due to lower amortization rates from reserve life additions. All-in sustaining costs per ounce increased 21% primarily due to higher sustaining capital spend and higher costs applicable to sales per ounce.

Australia Operations

	Gold or Copper		Costs Applicable		Depreciation and		All-In Sustaining
	Produced		to Sales (1)		Amortization		Costs (2)
	2018	2017	2018	2017	2018	2017	2018	2017
Three Months Ended September 30,
Gold	(ounces in thousands)		($ per ounce sold)		($ per ounce sold)		($ per ounce sold)
Boddington	187	197	$741	$695	$138	$144	$838	$807
Tanami	123	114	583	626	150	148	730	800
Kalgoorlie	75	95	736	674	77	53	824	768
Total/Weighted-Average (3)	385	406	$691	$670	$134	$128	$819	$821

Copper	(pounds in millions)		($ per pound sold)		($ per pound sold)		($ per pound sold)
Boddington	18	20	$1.46	$1.32	$0.27	$0.26	$1.73	$1.63

Copper	(tonnes in thousands)
Boddington	9	9

	Gold or Copper		Costs Applicable		Depreciation and		All-In Sustaining
	Produced		to Sales (1)		Amortization		Costs (2)
	2018	2017	2018	2017	2018	2017	2018	2017
Nine Months Ended September 30,
Gold	(ounces in thousands)		($ per ounce sold)		($ per ounce sold)		($ per ounce sold)
Boddington	547	611	$756	$686	$138	$144	$860	$790
Tanami	341	286	629	623	153	166	794	782
Kalgoorlie	254	270	692	636	70	52	798	714
Total/Weighted-Average (3)	1,142	1,167	$703	$658	$131	$132	$841	$794

Copper	(pounds in millions)		($ per pound sold)		($ per pound sold)		($ per pound sold)
Boddington	61	61	$1.57	$1.30	$0.29	$0.26	$1.87	$1.58

Copper	(tonnes in thousands)
Boddington	28	28

(1)	Excludes Depreciation and amortization and Reclamation and remediation.
(2)	All-In Sustaining Costs is a non-GAAP financial measure. See Non-GAAP Financial Measures beginning on page 70.
(3)	All-In Sustaining Costs and Depreciation and amortization include expense for other regional projects.

Three months ended September 30, 2018 compared to 2017

Boddington, Australia. Gold production decreased 5% primarily due to lower ore grade milled in addition to a lower draw down of in-circuit inventory. Copper production decreased 10% primarily due to lower ore grade milled. Costs applicable to sales per ounce increased 7% primarily due to higher oil prices and higher mill maintenance costs, partially offset by a lower co-product allocation of costs to gold and a favorable Australian dollar foreign currency exchange rate.  Costs applicable to sales per pound increased 11% primarily due to higher oil prices, higher mill maintenance costs and a higher co-product allocation of costs to copper, partially offset by a favorable Australian dollar foreign currency exchange rate. Depreciation and amortization per ounce decreased 4% primarily due to a  lower co-product allocation of costs to gold.  Depreciation and amortization per pound increased 4% primarily due to a higher co-product allocation of costs to copper. All-in sustaining costs per ounce increased 4% primarily due to higher costs applicable to sales per ounce, partially offset by lower sustaining capital spend. All-in sustaining costs per pound increased 6% primarily due to higher costs applicable to sales per pound.

Tanami, Australia. Gold production increased 8% primarily due to higher ore grade milled and a draw down of in-circuit inventory as compared to a build up in the prior year partially offset by lower mill throughput. Costs applicable to sales per ounce decreased 7% primarily due to higher ounces sold and a favorable Australian dollar foreign currency exchange rate,  partially offset by higher mine maintenance costs, higher paste-fill activity and higher oil prices. Depreciation and amortization per ounce was in line with the prior year. All-in sustaining costs per ounce decreased 9% primarily due to lower costs applicable to sales per ounce and lower sustaining capital spend.

Kalgoorlie, Australia. Gold production decreased 21% primarily due to lower ore grades milled  and a lower draw down of in-circuit inventory, partially offset by higher mill throughput. The lower ore grade milled was a result of reduced ore tons mined from the pit due to a failure in the East wall of the pit, leading to the processing of lower-grade stockpiles. Costs applicable to sales per ounce increased 9% primarily due to lower ounces sold, higher mining costs per ton as a result of the failure in the East wall of the pit, higher site support costs and higher oil prices partially offset by a favorable Australian dollar foreign currency exchange rate.  Depreciation and amortization per ounce increased 45% primarily due to lower ounces sold, asset additions and higher amortization rates. All-in sustaining costs per ounce increased 7% primarily due to higher costs applicable to sales per ounce.

Nine months ended September 30, 2018 compared to 2017

Boddington, Australia. Gold production decreased 10% primarily due to lower ore grade milled and recovery, partially offset by higher mill throughput. Copper production was in line with the prior year. Costs applicable to sales per ounce increased 10% primarily due to lower ounces sold and higher oil prices partially offset by a lower co-product allocation of costs to gold.  Costs applicable to sales per pound increased 21% primarily due to higher oil prices and a higher co-product allocation of costs to copper. Depreciation and amortization per ounce decreased 4% due to a lower co-product allocation of costs to gold, partially offset by lower ounces sold.  Depreciation and amortization per pound increased 12% primarily due to a higher co-product allocation of costs to copper. All-in sustaining costs per ounce increased 9% primarily due to higher costs applicable to sales per ounce. All-in sustaining costs per pound increased 18% primarily due to higher costs applicable to sales per pound.

Tanami, Australia. Gold production increased 19% primarily due to higher mill throughput, ore grade milled and recovery. Throughput was higher primarily due to the Tanami Expansion project achieving commercial production in the third quarter of 2017, coupled with the mill being placed into care and maintenance for 21 days in early 2017 following record high rainfall that blocked transport routes, limiting access to fuel and other resources. Costs applicable to sales per ounce was in line with the prior year. Depreciation and amortization per ounce decreased 8% primarily due to higher ounces sold. All-in sustaining costs per ounce were in line with the prior year.

Kalgoorlie, Australia. Gold production decreased 6% primarily due to lower ore grade milled and a build up of in-circuit inventory compared to a draw down in the prior year partially offset by higher mill throughput and recovery. The lower ore grade milled was a result of reduced ore tons mined from the pit due to a failure in the East wall of the pit, leading to the processing of lower-grade stockpiles. Costs applicable to sales per ounce increased 9% primarily due to lower ounces sold, higher mining costs per ton as a result of the failure in the East wall of the pit, higher site support costs and higher oil prices. Depreciation and amortization per ounce increased 35% primarily due to lower ounces sold, asset additions and higher amortization rates. All-in sustaining costs per ounce increased 12% primarily due to higher costs applicable to sales per ounce and higher sustaining capital spend.

Africa Operations

	Gold or Copper		Costs Applicable		Depreciation and		All-In Sustaining
	Produced		to Sales (1)		Amortization		Costs (2)
	2018	2017	2018	2017	2018	2017	2018	2017
Three Months Ended September 30,	(ounces in thousands)		($ per ounce sold)		($ per ounce sold)		($ per ounce sold)
Ahafo	105	78	$605	$731	$211	$179	$787	$910
Akyem	107	113	408	588	296	351	574	693
Total / Weighted Average (3)	212	191	$505	$646	$259	$281	$713	$802

	Gold or Copper		Costs Applicable		Depreciation and		All-In Sustaining
	Produced		to Sales (1)		Amortization		Costs (2)
	2018	2017	2018	2017	2018	2017	2018	2017
Nine Months Ended September 30,	(ounces in thousands)		($ per ounce sold)		($ per ounce sold)		($ per ounce sold)
Ahafo	308	260	$789	$739	$251	$199	$917	$927
Akyem	313	371	553	543	368	306	715	624
Total / Weighted Average (3)	621	631	$670	$624	$310	$262	$852	$782

(1)	Excludes Depreciation and amortization and Reclamation and remediation.
(2)	All-In Sustaining Costs is a non-GAAP financial measure. See Non-GAAP Financial Measures beginning on page 70.
(3)	All-In Sustaining Costs and Depreciation and amortization include expense for other regional projects.

Three months ended September 30, 2018 compared to 2017

Ahafo, Ghana. Gold production increased 35% primarily due to higher ore grade milled from the ramp up of mining at Subika Underground and higher mill recovery, partially offset by lower mill throughput. Costs applicable to sales per ounce decreased 17% primarily due to higher ounces sold and lower power costs, partially offset by higher oil prices. Depreciation and amortization per ounce increased 18% primarily due to higher amortization rates from asset additions. All-in sustaining costs per ounce decreased 14% primarily due to lower costs applicable to sales per ounce, partially offset by higher sustaining capital spend.

Akyem, Ghana. Gold production decreased 5% primarily due to lower mill throughput and recovery partially offset by higher ore grade milled. Costs applicable to sales per ounce decreased 31% primarily due to stockpile inventory adjustments in the prior year and lower power costs, partially offset by higher oil prices. Depreciation and amortization per ounce decreased 16% primarily due to stockpile inventory adjustments in the prior year. All-in sustaining costs per ounce decreased 17% primarily due to lower costs applicable to sales per ounce partially offset by higher sustaining capital spend.

Nine months ended September 30, 2018 compared to 2017

Ahafo, Ghana. Gold production increased 18% primarily due to higher ore grade milled and recovery, as well as a draw down of in-circuit inventory as compared to a build up in the prior year, partially offset by lower mill throughput. Costs applicable to sales per ounce increased 7% primarily due to higher stockpile inventory adjustments and higher oil prices partially offset by higher ounces sold and lower power costs. Depreciation and amortization per ounce increased 26% primarily due to higher stockpile inventory adjustments and higher amortization rates. All-in sustaining costs per ounce were in line with the prior year.

Akyem, Ghana. Gold production decreased 16% primarily due to lower mill throughput, ore grade and recovery. Costs applicable to sales per ounce were in line with the prior year as lower ounces sold, higher stockpile inventory adjustments and higher oil prices were offset by lower power costs and a favorable strip ratio.  Depreciation and amortization per ounce increased 20% primarily due to lower ounces sold and higher stockpile inventory adjustments. All-in sustaining costs per ounce increased 15% primarily due to higher sustaining capital spend.

Foreign Currency Exchange Rates

Our foreign operations sell their gold and copper production based on U.S. dollar metal prices. Fluctuations in foreign currency exchange rates do not have a material impact on our revenue since gold and copper are sold throughout the world in U.S. dollars. Despite selling gold in London, we have no exposure to the euro or the British pound.

Foreign currency exchange rates can increase or decrease profits to the extent costs are paid in foreign currencies, including the Australian dollar, the Peruvian sol and the Surinamese dollar.  Approximately 33% and 31% of Costs applicable to sales for our foreign operations were paid in currencies other than the U.S. dollar during the three months ended September 30, 2018 and 2017, respectively, including approximately 28% denominated in the Australian dollar in the current year.  Approximately 34% and 32% of Costs applicable to sales for our foreign operations were paid in currencies other than the U.S. dollar during the nine months ended September 30, 2018 and 2017, respectively, including approximately 29% denominated in the Australian dollar in the current year. Variations in the local currency exchange rates in relation to the U.S. dollar at our foreign mining operations decreased Costs applicable to sales by $13 per ounce, net of hedging losses, during the three months ended September 30, 2018, compared to the same period in 2017, primarily in Australia. Variations in the local currency exchange rates in relation to the U.S. dollar at our foreign mining operations decreased Costs applicable to sales by $4 per ounce, net of hedging losses, during the nine months ended September 30, 2018, compared to the same periods in 2017, primarily in Australia.

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

At September 30, 2018, the Company had $3,068 in Cash and cash equivalents, of which $871 was held in foreign subsidiaries and is primarily held in U.S. dollar denominated accounts with the remainder in foreign currencies readily convertible to U.S. dollars. At September 30, 2018, $364 of the consolidated cash and cash equivalents was attributable to noncontrolling interests primarily related to our Peru and Suriname operations, which is being held to fund those operations. At September 30, 2018, $748 in consolidated cash and cash equivalents ($403 attributable to Newmont) was held at certain foreign subsidiaries that, if repatriated, may be subject to withholding taxes. We expect that there would be no additional tax burden upon repatriation after considering the cash cost associated with the withholding taxes. We believe that our liquidity and capital resources from U.S. operations are adequate to fund our U.S. operations and corporate activities.

We believe our existing consolidated cash and cash equivalents, available capacity on our revolving credit facility, and cash generated from continuing operations will be adequate to satisfy working capital needs, fund future growth, meet debt obligations, pay dividends and meet other liquidity requirements for the foreseeable future. At September 30, 2018, no borrowings were outstanding under our revolving credit facility.

Our financial position was as follows:

	At September 30,	At December 31,
	2018	2017
Cash and cash equivalents	$3,068	$3,259
Debt	4,043	4,040
Leases and other financing obligations	147	25
Net Debt	$1,122	$806
Borrowing capacity on revolving credit facility expiring May 2022	$2,914	$2,920

Cash Flows

Our Condensed Consolidated Statements of Cash Flows are summarized as follows:

	September 30,
	2018	2017
Net cash provided by (used in) operating activities of continuing operations	$1,095	$1,391
Net cash provided by (used in) operating activities of discontinued operations	(8)	(12)
Net cash provided by (used in) operating activities	$1,087	$1,379

Net cash provided by (used in) investing activities	$(884)	$(618)

Net cash provided by (used in) financing activities	$(346)	$(542)

Net cash provided by (used in) operating activities of continuing operations was $1,095 during the nine months ended September 30, 2018, a decrease of $296 from the nine months ended September 30, 2017, primarily due to lower sales and slightly higher costs, coupled with unfavorable working capital changes including an increase in accounts receivable, increase in stockpiles and ore on leach pads, timing of payments on accounts payable and increased tax payments, partially offset by $196 attributable to interest on our Convertible Senior Notes repayment in 2017 and higher realized metal prices.

Net cash provided by (used in) investing activities was $(884) during the nine months ended September 30, 2018, an increase in cash used of $266 from the nine months ended September 30, 2017, primarily due to higher Additions to property, plant and mine development in 2018 driven by higher capital expenditures on development projects, and mineral interest acquisitions of $138, including our investment in Galore Creek of $100, partially offset by higher Purchases of investments in 2017.

Net cash provided by (used in) financing activities was $(346) during the nine months ended September 30, 2018, a decrease in cash used of $196 from the nine months ended September 30, 2017, primarily due to higher debt repayment related to the Convertible Senior Notes in 2017, Proceeds from the sale of noncontrolling interests of $48 and lower net distributions to noncontrolling interests in 2018. This was partially offset by higher dividends paid of $226, Repurchase of common stock for $96 and higher Payments for withholding of employee taxes related to stock-based compensation of $39.

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

For the nine months ended September 30, 2018 and 2017, we had Additions to property, plant and mine development as follows:

	Nine Months Ended September 30,
	2018			2017
	Development	Sustaining		Development	Sustaining
	Projects	Capital	Total	Projects	Capital	Total
North America	$36	$207	$243	$14	$190	$204
South America	80	64	144	52	47	99
Australia	24	104	128	40	99	139
Africa	170	58	228	76	45	121
Corporate and other	1	8	9	1	4	5
Accrual basis	$311	$441	$752	$183	$385	$568
Decrease (increase) in non-cash adjustments			11			(11)
Cash basis			$763			$557

For the nine months ended September 30, 2018, development projects included Twin Creeks Underground in North America; Merian and Quecher Main in South America; the Tanami Expansion  2 project in Australia; and, Subika Underground, Ahafo Mill Expansion and Ahafo North in Africa. For the nine months ended September 30, 2017, development projects included Merian in South America, the Tanami Expansion project in Australia and Subika Underground and the Ahafo Mill Expansion in Africa.

For the nine months ended September 30, 2018 and 2017, sustaining capital included the following:

•	North America. Capital expenditures primarily related to surface and underground mine development, tailings facility construction and capitalized component purchases;
•	South America. Capital expenditures primarily related to a tailings facility expansion, capitalized component purchases and infrastructure improvements.
•	Australia. Capital expenditures primarily related to equipment and capitalized component purchases, underground mine development and tailings and support facilities.
•	Africa. Capital expenditures primarily related to water treatment plant construction, a tailings facility expansion, Awonsu Phase 3 and 4 layback and capitalized component purchases.

Additionally, in December 2017, the Company began the early phases of the Tanami Power project in Australia which includes the construction of a gas pipeline to the Tanami site, and construction and operation of two on-site power stations under agreements that qualify for build-to-suit lease accounting. As of September 30, 2018, the financing obligations under the build-to-suit arrangements were $140.

Refer to our global project pipeline discussion above for additional details. Refer to Note 3 to our Condensed Consolidated Financial Statements and Part I, Item 2 Non-GAAP Financial Measures All-In Sustaining Costs for further information.

Contractual Obligations

There have been no material changes in our contractual obligations since December 31, 2017, except as discussed in Note 1 of our Condensed Consolidated Financial Statements. Refer to Part II, Item 7 in our annual report on Form 10-K, and revisions filed April 26, 2018 on Form 8-K, for the year ended December 31, 2017, for information regarding our contractual obligations.

Off-Balance Sheet Arrangements

There have been no material changes in our off-balance sheet arrangements since December 31, 2017. Refer to Part II, Item 7 in our annual report on Form 10-K, and revisions filed April 26, 2018 on Form 8-K, for the year ended December 31, 2017, for information regarding our off-balance sheet arrangements.

Environmental

Our mining and exploration activities are subject to various federal and state laws and regulations governing the protection of the environment. We have made, and expect to make in the future, expenditures to comply with such laws and regulations, but cannot predict the full amount of such future expenditures. We perform a comprehensive review of our reclamation and remediation liabilities annually and review changes in facts and circumstances associated with these obligations at least quarterly. As of September 30, 2018, with the exception of an adjustment of $8 to a historical mine site obligation for future water management costs, there have been no material changes to our reclamation and remediation obligation since December 31, 2017.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Net income (loss) attributable to Newmont stockholders	$(145)	$206	$339	$428
Net income (loss) attributable to noncontrolling interests	21	(7)	26	(20)
Net loss (income) from discontinued operations (1)	(16)	7	(56)	45
Equity loss (income) of affiliates	9	(1)	25	4
Income and mining tax expense (benefit)	3	73	126	350
Depreciation and amortization	299	328	879	938
Interest expense, net	51	56	153	187
EBITDA	$222	$662	$1,492	$1,932
Adjustments:
Impairment of long-lived assets (2)	$366	$—	$366	$3
Loss (gain) on asset and investment sales (3)	(1)	(5)	(100)	(21)
Emigrant leach pad write-down (4)	22	—	22	—
Change in fair value of marketable equity securities (5)	26	—	21	—
Restructuring and other (6)	1	2	16	10
Reclamation and remediation charges (7)	—	—	8	3
Acquisition cost adjustments (8)	—	(3)	—	2
Adjusted EBITDA	$636	$656	$1,825	$1,929

(1)

Net loss (income) from discontinued operations relates to (i) adjustments in our Holt royalty obligation, presented net of tax expense (benefit) of $6, $(4), $15 and $(25), respectively, and (ii) adjustments to our Batu Hijau Contingent Consideration, presented net of tax expense (benefit) of $(1), $-, $-, and $-, respectively. For additional information regarding our discontinued operations, see Note 10 to our Condensed Consolidated Financial Statements.

(2)

Impairment of long-lived assets, included in Impairment of long-lived assets, represents non-cash write-downs of long-lived assets. The 2018 impairments include $366 related to long-lived assets in North America in the third quarter of 2018. See Note 6 to our Condensed Consolidated Financial Statements for further information.

(3)

Loss (gain) on asset and investment sales, included in Other income, net, primarily represents a gain from the exchange of certain royalty interests for cash consideration and an equity ownership and warrants in Maverix in June 2018, and a gain from the exchange of our interest in the Fort á la Corne joint venture for equity ownership in Shore Gold Inc. (“Shore Gold”) in June 2017.

(4)

The Emigrant leach pad write-down, included in Costs applicable to sales, represents a write-down to reduce the carrying value of the leach pad to net realizable value at Emigrant due to a change in mine plan resulting in a significant decrease in mine life in the third quarter of 2018.

(5)

Change in fair value of marketable equity securities, included in Other income, net, primarily represents unrealized holding gains and losses on marketable equity securities related primarily to Continental Gold Inc.

(6)	Restructuring and other, included in Other expense, net, represents certain costs associated with severance, legal and other settlements.
(7)	Reclamation and remediation charges, included in Reclamation and remediation, represent revisions to remediation plans at the Company’s former historic mining operations.
(8)

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Net income (loss) attributable to Newmont stockholders	$(145)	$206	$339	$428
Net loss (income) attributable to Newmont stockholders from discontinued operations (1)	(16)	7	(56)	45
Net income (loss) attributable to Newmont stockholders from continuing operations	(161)	213	283	473
Impairment of long-lived assets, net (2)	366	—	366	2
Loss (gain) on asset and investment sales, net (3)	(1)	(5)	(100)	(21)
Emigrant leach pad write-down (4)	29	—	29	—
Change in fair value of marketable equity securities (5)	26	—	21	—
Restructuring and other, net (6)	1	1	13	8
Reclamation and remediation charges (7)	—	—	8	3
Acquisition cost adjustments (8)	—	(3)	—	2
Tax effect of adjustments (9)	(104)	4	(88)	3
Valuation allowance and other tax adjustments (10)	19	(26)	(28)	98
Adjusted net income (loss)	$175	$184	$504	$568

Net income (loss) per share, basic (11)	$(0.27)	$0.38	$0.64	$0.80
Net loss (income) attributable to Newmont stockholders from discontinued operations	(0.04)	0.01	(0.11)	0.08
Net income (loss) attributable to Newmont stockholders from continuing operations	(0.31)	0.39	0.53	0.88
Impairment of long-lived assets, net	0.69	—	0.69	—
Loss (gain) on asset and investment sales, net	(0.01)	(0.01)	(0.19)	(0.04)
Emigrant leach pad write-down	0.05	—	0.05	—
Change in fair value of marketable equity securities	0.05	—	0.04	—
Restructuring and other, net	—	—	0.02	0.01
Reclamation and remediation charges	—	—	0.01	0.01
Acquisition cost adjustments	—	(0.01)	—	—
Tax effect of adjustments	(0.18)	0.01	(0.15)	0.01
Valuation allowance and other tax adjustments	0.04	(0.03)	(0.05)	0.20
Adjusted net income (loss) per share, basic	$0.33	$0.35	$0.95	$1.07

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Net income (loss) per share, diluted (11)	$(0.27)	$0.38	$0.63	$0.80
Net loss (income) attributable to Newmont stockholders from discontinued operations	(0.04)	0.01	(0.10)	0.08
Net income (loss) attributable to Newmont stockholders from continuing operations	(0.31)	0.39	0.53	0.88
Impairment of long-lived assets, net	0.69	—	0.68	—
Loss (gain) on asset and investment sales, net	(0.01)	(0.01)	(0.19)	(0.04)
Emigrant leach pad write-down	0.05	—	0.05	—
Change in fair value of marketable equity securities	0.05	—	0.04	—
Restructuring and other, net	—	—	0.02	0.01
Reclamation and remediation charges	—	—	0.01	0.01
Acquisition cost adjustments	—	(0.01)	—	—
Tax effect of adjustments	(0.18)	0.01	(0.16)	0.01
Valuation allowance and other tax adjustments	0.04	(0.04)	(0.04)	0.19
Adjusted net income (loss) per share, diluted	$0.33	$0.34	$0.94	$1.06

Weighted average common shares (millions):
Basic	533	533	533	533
Diluted	535	536	535	534

(1)

Net loss (income) attributable to Newmont stockholders from discontinued operations relates to (i) adjustments in our Holt royalty obligation, presented net of tax expense (benefit) of $6, $(4), $15 and $(25), respectively, and (ii) adjustments to our Batu Hijau Contingent Consideration, presented net of tax expense (benefit) of $(1), $-, $- and $- respectively. For additional information regarding our discontinued operations, see Note 10 to our Condensed Consolidated Financial Statements.

(2)

Impairment of long-lived assets, included in Impairment of long-lived assets, represents non-cash write-downs of long-lived assets. The 2018 impairments include $366 related to long-lived assets in North America in the third quarter of 2018. See Note 6 to our Condensed Consolidated Financial Statements for further information. Amounts are presented net of income (loss) attributable to noncontrolling interests of $-, $-, $- and $(1), respectively.

(3)

Loss (gain) on asset and investment sales, included in Other income, net, primarily represents a gain from the exchange of certain royalty interests for cash consideration and an equity ownership and warrants in Maverix in June 2018, and a gain from the exchange of our interest in the Fort á la Corne joint venture for equity ownership in Shore Gold in June 2017.

(4)

The Emigrant leach pad write-down, included in Costs applicable to sales and Depreciation and amortization, represents a write-down to reduce the carrying value of the leach pad to net realizable value at Emigrant due to a change in mine plan resulting in a significant decrease in mine life in the third quarter of 2018.

(5)

Change in fair value of marketable equity securities, included in Other income, net, represents unrealized holding gains and losses on marketable equity securities related primarily to Continental Gold Inc.

(6)

Restructuring and other, included in Other expense, net, primarily represents certain costs associated with severance, legal and other settlements. Amounts are presented net of income (loss) attributable to noncontrolling interests of $-, $(1), $(3) and $(2), respectively.

(7)	Reclamation and remediation charges, included in Reclamation and remediation, represent revisions to remediation plans at the Company’s former historic mining operations.
(8)

Acquisition cost adjustments, included in Other expense, net, represent net adjustments to the contingent consideration and related liabilities associated with the acquisition of the final 33.33% interest in Boddington in June 2009.

(9)

The tax effect of adjustments, included in Income and mining tax benefit (expense),  represents the tax effect of adjustments in footnotes (2) through (8), as described above, and are calculated using the applicable regional tax rate.

(10)

Valuation allowance and other tax adjustments, included in Income and mining tax benefit (expense), is recorded for items such as foreign tax credits, alternative minimum tax credits, capital losses and disallowed foreign losses. The adjustment in the three and nine months ended September 30, 2018 is due to increases to net operating losses, tax credit carryovers and other deferred tax assets of $13 and $32 respectively, and other tax adjustments of $5 and $4, respectively. The adjustment in the nine months ended September 30, 2018 is also due to a second quarter reduction to the provisional expense for the Tax Cuts and Jobs Act of $(45) and a release of valuation allowance on capital losses of $(15). Amounts are presented net of income (loss) attributable to noncontrolling interests of $1, $-, $(4), and $-, respectively. The adjustment in the three and nine months ended September 30, 2017 is due to increases in tax credit carryovers of $(39) and $100, respectively, partially offset by other tax adjustments of $13 and $(2), respectively.

(11)	Per share measures may not recalculate due to rounding.

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

	Nine Months Ended September 30,
	2018	2017
Net cash provided by (used in) operating activities	$1,087	$1,379
Less: Net cash used in (provided by) operating activities of discontinued operations	8	12
Net cash provided by (used in) operating activities of continuing operations	1,095	1,391
Less: Additions to property, plant and mine development	(763)	(557)
Free Cash Flow	$332	$834

Net cash provided by (used in) investing activities (1)	$(884)	$(618)
Net cash provided by (used in) financing activities	$(346)	$(542)

(1)	Net cash provided by (used in) investing activities includes Additions to property, plant and mine development, which is included in the Company’s computation of Free Cash Flow.

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

The following tables reconcile these non-GAAP measures to the most directly comparable GAAP measures.

Costs applicable to sales per ounce

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Costs applicable to sales (1)	$952	$1,017	$2,853	$2,890
Gold sold (thousand ounces)	1,378	1,411	3,914	4,178
Costs applicable to sales per ounce (2)	$691	$721	$729	$692

(1)

Includes by-product credits of $10 and $41 during the three and nine months ended September 30, 2018, respectively, and $16 and $42 during the three and nine months ended September 30, 2017, respectively.

(2)	Per ounce measures may not recalculate due to rounding.

Costs applicable to sales per pound

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Costs applicable to sales (1)	$43	$36	$136	$119
Copper sold (million pounds)	28	26	82	84
Costs applicable to sales per pound (2)	$1.54	$1.38	$1.66	$1.42

(1)	Includes by-product credits of $1 and $3 during the three and nine months ended September 30, 2018, respectively, and $- and $3 during the three and nine months ended September 30, 2017, respectively.
(2)	Per pound measures may not recalculate due to rounding.

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

			Advanced
			Projects,
			Research and			Treatment				All-In
	Costs		Development	General	Other	and		All-In	Ounces	Sustaining
Three Months Ended	Applicable	Reclamation	and	and	Expense,	Refining	Sustaining	Sustaining	(000)/Pounds	Costs per
September 30, 2018	to Sales (1)(2)(3)	Costs (4)	Exploration(5)	Administrative	Net (6)	Costs	Capital (7)	Costs	(millions) Sold	oz/lb (8)
Gold
Carlin	$183	$1	$7	$2	$—	$—	$46	$239	229	$1,042
Phoenix	39	5	1	—	—	1	5	51	39	1,306
Twin Creeks	57	1	4	—	—	—	11	73	92	794
Long Canyon	21	—	—	—	—	—	4	25	43	584
CC&V	68	—	4	1	—	—	6	79	82	952
Other North America	—	—	14	—	—	—	3	17	—	—
North America	368	7	30	3	—	1	75	484	485	998

Yanacocha	116	15	2	1	—	—	14	148	156	945
Merian	67	—	2	1	3	—	12	85	131	651
Other South America	—	—	17	2	—	—	—	19	—	—
South America	183	15	21	4	3	—	26	252	287	879

Boddington	146	2	—	—	—	6	12	166	198	838
Tanami	71	1	2	—	—	—	16	90	122	730
Kalgoorlie	56	1	2	—	—	—	4	63	77	824
Other Australia	—	—	4	1	—	—	1	6	—	—
Australia	273	4	8	1	—	6	33	325	397	819

Ahafo	62	1	3	—	1	—	14	81	102	787
Akyem	44	5	1	1	—	—	11	62	107	574
Other Africa	—	—	5	2	—	—	—	7	—	—
Africa	106	6	9	3	1	—	25	150	209	713

Corporate and Other	—	—	17	48	—	—	2	67	—	—
Total Gold	$930	$32	$85	$59	$4	$7	$161	$1,278	1,378	$927

Copper
Phoenix	$10	$—	$—	$—	$—	$—	$4	$14	6	$2.41
Boddington	33	—	—	—	—	4	2	39	22	1.73
Total Copper	$43	$—	$—	$—	$—	$4	$6	$53	28	$1.87

Consolidated	$973	$32	$85	$59	$4	$11	$167	$1,331

(1)	Excludes Depreciation and amortization and Reclamation and remediation.
(2)	Includes by-product credits of $11 and excludes co-product revenues of $70.
(3)

Includes stockpile and leach pad inventory adjustments of $18 at Carlin, $4 at Twin Creeks, $5 at CC&V and $10 at Yanacocha. Total stockpile and leach pad inventory adjustments at Carlin of $40 were adjusted above by $22 related to the write-down at Emigrant due to a change in mine plan, resulting in a significant decrease in mine life in the third quarter of 2018.

(4)

Reclamation costs include operating accretion and amortization of asset retirement costs of $17 and $15, respectively, and exclude non-operating accretion and reclamation and remediation adjustments of $11 and $3, respectively.

(5)

Advanced projects, research and development and Exploration of $1 at Carlin, $7 at Long Canyon, $8 at Yanacocha, $1 at Ahafo and $3 at Akyem are recorded in “Other” of the respective region for development projects.

(6)	Other expense, net is adjusted for restructuring and other costs of $1.
(7)

Excludes development capital expenditures, capitalized interest and changes in accrued capital, totaling $107. The following are major development projects: Twin Creeks Underground, Quecher Main, Tanami Expansion  2,  Ahafo North, Subika Underground and Ahafo Mill Expansion.

(8)	Per ounce and per pound measures may not recalculate due to rounding.

			Advanced
			Projects,
			Research and			Treatment				All-In
	Costs		Development	General	Other	and		All-In	Ounces	Sustaining
Three Months Ended	Applicable	Reclamation	and	and	Expense,	Refining	Sustaining	Sustaining	(000)/Pounds	Costs per
September 30, 2017	to Sales (1)(2)(3)	Costs (4)	Exploration(5)	Administrative	Net (6)	Costs	Capital (7)	Costs	(millions) Sold	oz/lb (8)
Gold
Carlin	$216	$2	$6	$2	$—	$—	$31	$257	259	$992
Phoenix	48	1	—	1	1	1	4	56	54	1,037
Twin Creeks	59	1	3	1	1	—	10	75	81	926
Long Canyon	17	—	—	1	—	—	—	18	55	327
CC&V	75	1	2	—	—	—	9	87	110	791
Other North America	—	—	16	—	(1)	—	2	17	—	—
North America	415	5	27	5	1	1	56	510	559	912

Yanacocha	150	14	6	1	1	—	9	181	138	1,312
Merian	62	1	3	—	—	—	10	76	125	608
Other South America	—	—	17	3	(1)	—	—	19	—	—
South America	212	15	26	4	—	—	19	276	263	1,049

Boddington	130	2	—	—	—	7	12	151	187	807
Tanami	72	1	2	—	—	—	17	92	115	800
Kalgoorlie	64	1	3	—	—	1	4	73	95	768
Other Australia	—	—	7	3	(1)	—	1	10	—	—
Australia	266	4	12	3	(1)	8	34	326	397	821

Ahafo	57	2	3	—	—	—	9	71	78	910
Akyem	67	3	2	—	—	—	7	79	114	693
Other Africa	—	—	4	—	—	—	—	4	—	—
Africa	124	5	9	—	—	—	16	154	192	802

Corporate and Other	—	—	13	46	2	—	1	62	—	—
Total Gold	$1,017	$29	$87	$58	$2	$9	$126	$1,328	1,411	$941

Copper
Phoenix	$11	$—	$1	$—	$—	$—	$—	$12	7	$1.71
Boddington	25	—	1	—	—	3	2	31	19	1.63
Total Copper	$36	$—	$2	$—	$—	$3	$2	$43	26	$1.65

Consolidated	$1,053	$29	$89	$58	$2	$12	$128	$1,371

(1)	Excludes Depreciation and amortization and Reclamation and remediation.
(2)	Includes by-product credits of $16 and exclude co-product revenues of $80.
(3)	Includes stockpile and leach pad inventory adjustments of $21 at Carlin, $10 at Twin Creeks, $22 at Yanacocha and $7 at Akyem.
(4)

Reclamation costs include operating accretion and amortization of asset retirement costs of $20 and $9, respectively, and exclude non-operating accretion and reclamation and remediation adjustments of $4 and $2, respectively.

(5)

Advanced projects, research and development and Exploration of $6 at Long Canyon, $5 at Yanacocha, $5 at Tanami, $3 at Ahafo and $1 at Akyem are recorded in “Other” of the respective region for development projects.

(6)	Other expense, net is adjusted for net acquisition cost adjustments of $(3) and restructuring and other costs of $2.
(7)

Excludes development capital expenditures, capitalized interest and changes in accrued capital, totaling $66. The following are major development projects: Merian, Subika Underground and the Tanami and Ahafo Mill Expansions.

(8)	Per ounce and per pound measures may not recalculate due to rounding.

			Advanced
			Projects,
			Research and			Treatment				All-In
	Costs		Development	General	Other	and		All-In	Ounces	Sustaining
Nine Months Ended	Applicable	Reclamation	and	and	Expense,	Refining	Sustaining	Sustaining	(000)/Pounds	Costs per
September 30, 2018	to Sales (1)(2)(3)	Costs (4)	Exploration(5)	Administrative	Net (6)	Costs	Capital (7)	Costs	(millions) Sold	oz/lb (8)
Gold
Carlin	$560	$6	$16	$5	$—	$—	$118	$705	645	$1,092
Phoenix	145	6	3	1	—	5	19	179	169	1,058
Twin Creeks	187	2	9	1	1	—	22	222	261	851
Long Canyon	55	1	—	—	—	—	9	65	130	504
CC&V	149	3	7	2	1	—	24	186	211	878
Other North America	—	—	45	1	2	—	7	55	—	—
North America	1,096	18	80	10	4	5	199	1,412	1,416	997

Yanacocha	322	34	18	1	3	—	25	403	376	1,071
Merian	195	1	11	1	3	—	39	250	358	699
Other South America	—	—	38	8	1	—	—	47	—	—
South America	517	35	67	10	7	—	64	700	734	953

Boddington	404	8	—	—	—	16	32	460	535	860
Tanami	221	2	10	—	1	—	45	279	351	794
Kalgoorlie	178	3	8	—	—	—	17	206	258	798
Other Australia	—	2	10	6	(3)	—	2	17	—	—
Australia	803	15	28	6	(2)	16	96	962	1,144	841

Ahafo	242	3	7	1	2	—	27	282	307	917
Akyem	173	17	1	1	1	—	31	224	313	715
Other Africa	—	—	18	5	—	—	—	23	—	—
Africa	415	20	26	7	3	—	58	529	620	852

Corporate and Other	—	—	48	148	1	—	8	205	—	—
Total Gold	$2,831	$88	$249	$181	$13	$21	$425	$3,808	3,914	$973

Copper
Phoenix	$40	$1	$—	$—	$—	$1	$8	$50	21	2.37
Boddington	96	1	—	—	—	9	8	114	61	1.87
Total Copper	$136	$2	$—	$—	$—	$10	$16	$164	82	$2.00

Consolidated	$2,967	$90	$249	$181	$13	$31	$441	$3,972

(1)	Excludes Depreciation and amortization and Reclamation and remediation.
(2)	Includes by-product credits of $44 and excludes co-product copper revenues of $229.
(3)

Includes stockpile and leach pad inventory adjustments of $64 at Carlin, $30 at Twin Creeks, $5 at CC&V, $29 at Yanacocha, $33 at Ahafo and $28 at Akyem. Total stockpile and leach pad inventory adjustments at Carlin of $86 were adjusted above by $22 related to the write-down at Emigrant due to a change in mine plan, resulting in a significant decrease in mine life in the third quarter of 2018.

(4)

Reclamation costs include operating accretion and amortization of asset retirement costs of $47 and $43, respectively, and exclude non-operating accretion and reclamation and remediation adjustments of $32 and $17, respectively.

(5)

Advanced projects, research and development and Exploration of $7 at Carlin, $19 at Long Canyon, $14 at Yanacocha, $2 at Tanami, $5 at Ahafo and $10 at Akyem are recorded in “Other” of the respective region for development projects.

(6)	Other expense, net is adjusted for restructuring and other costs of $16.
(7)

Excludes development capital expenditures, capitalized interest and changes in accrued capital, totaling $322. The following are major development projects: Twin Creeks Underground, Quecher Main, Merian, Tanami Expansion  2,  Ahafo North, Subika Underground and Ahafo Mill Expansion.

(8)	Per ounce and per pound measures may not recalculate due to rounding.

			Advanced
			Projects,
			Research and			Treatment				All-In
	Costs		Development	General	Other	and		All-In	Ounces	Sustaining
Nine Months Ended	Applicable	Reclamation	and	and	Expense,	Refining	Sustaining	Sustaining	(000)/Pounds	Costs per
September 30, 2017	to Sales (1)(2)(3)	Costs (4)	Exploration(5)	Administrative	Net (6)	Costs	Capital (7)	Costs	(millions) Sold	oz/lb (8)
Gold
Carlin	$594	$5	$14	$3	$—	$—	$126	$742	698	$1,063
Phoenix	138	4	4	1	1	7	10	165	157	1,051
Twin Creeks	170	3	7	2	1	—	27	210	289	727
Long Canyon	42	1	—	1	—	—	1	45	132	341
CC&V	224	3	9	1	—	—	17	254	370	686
Other North America	—	—	33	—	2	—	4	39	—	—
North America	1,168	16	67	8	4	7	185	1,455	1,646	884

Yanacocha	403	45	13	3	4	—	29	497	406	1,224
Merian	174	1	11	—	—	—	18	204	353	578
Other South America	—	—	41	9	—	—	—	50	—	—
South America	577	46	65	12	4	—	47	751	759	989

Boddington	399	5	1	—	1	16	38	460	582	790
Tanami	180	2	3	—	—	—	41	226	289	782
Kalgoorlie	171	2	6	—	—	1	12	192	269	714
Other Australia	—	—	18	7	(1)	—	3	27	—	—
Australia	750	9	28	7	—	17	94	905	1,140	794

Ahafo	193	5	14	—	2	—	28	242	261	927
Akyem	202	9	3	—	1	—	17	232	372	624
Other Africa	—	—	16	5	—	—	—	21	—	—
Africa	395	14	33	5	3	—	45	495	633	782

Corporate and Other	—	—	39	139	6	—	4	188	—	—
Total Gold	$2,890	$85	$232	$171	$17	$24	$375	$3,794	4,178	$908

Copper
Phoenix	$45	$1	$1	$—	$—	$1	$5	$53	27	$1.96
Boddington	74	1	1	—	—	9	5	90	57	1.58
Total Copper	$119	$2	$2	$—	$—	$10	$10	$143	84	$1.70

Consolidated	$3,009	$87	$234	$171	$17	$34	$385	$3,937

(1)	Excludes Depreciation and amortization and Reclamation and remediation.
(2)	Includes by-product credits of $45 and excludes co-product revenues of $227.
(3)	Includes stockpile and leach pad inventory adjustments of $48 at Carlin, $21 at Twin Creeks, $52 at Yanacocha, $13 at Ahafo and $12 at Akyem.
(4)

Reclamation costs include operating accretion and amortization of asset retirement costs of $60 and $27, respectively, and exclude non-operating accretion and reclamation and remediation adjustments of $14 and $24, respectively.

(5)

Advanced projects, research and development and Exploration of $16 at Long Canyon, $10 at Yanacocha, $13 at Tanami, $8 at Ahafo and $6 at Akyem are recorded in “Other” of the respective region for development projects.

(6)	Other expense, net is adjusted for restructuring and other costs of $10 and acquisition cost adjustments of $2.
(7)

Excludes development capital expenditures, capitalized interest and changes in accrued capital, totaling $172. The following are major development projects: Merian, Long Canyon, Tanami Expansion, Subika Underground and Ahafo Mill Expansion.

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

Decreases in the market price of gold and copper can also significantly affect the value of our product inventory, stockpiles and leach pads, and it may be necessary to record a write-down to the net realizable value. Net realizable value represents the estimated future sales price based on short-term and long-term metals prices, less estimated costs to complete production and bring the product to sale. The primary factors that influence the need to record write-downs of our stockpiles, leach pads and product inventory include short-term and long-term metals prices and costs for production inputs such as labor, fuel and energy, materials and supplies as well as realized ore grades and recovery rates. The significant assumptions in determining the stockpile, leach pad and product inventory adjustments for each mine site reporting unit at September 30, 2018 included production cost and capitalized expenditure assumptions unique to each operation, a short-term and long-term gold price of $1,213 and $1,300 per ounce, respectively, a short-term and long-term copper price of $2.77 and $3.00 per pound, respectively, and a short-term and long-term U.S. to Australian dollar exchange rate of $0.73 and $0.80, respectively.

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

Diesel Price Risk

We had the following diesel derivative contracts outstanding at September 30, 2018:

	Expected Maturity Date
					Total/
	2018	2019	2020	2021	Average
Diesel Fixed Forward Contracts:
North America
Diesel gallons (millions)	3	4	4	1	12
Average rate ($/gallon)	1.68	1.87	2.00	2.07	1.89

South America
Diesel gallons (millions)	—	—	2	—	2
Average rate ($/gallon)	—	2.07	1.89	2.03	1.92

Australia
Diesel barrels (thousands)	—	18	91	29	138
Average rate ($/barrel)	—	85.96	78.66	82.15	80.34

The fair value of the diesel derivative contracts was a net asset position of $7 at September 30, 2018 and $6 at December 31, 2017.

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

At September 30, 2018, Newmont had gold sales of 113,000 ounces priced at an average of $1,190 per ounce, subject to final pricing over the next several months. Each $25 change in the price for provisionally priced gold sales would have an approximate $2 effect on our Net income (loss) attributable to Newmont stockholders. The London Bullion Market Association P.M. closing settlement price at September 30, 2018 for gold was $1,187 per ounce.

At September 30, 2018, Newmont had copper sales of 18 million pounds priced at an average of $2.80 per pound, subject to final pricing over the next several months. Each $0.10 change in the price for provisionally priced copper sales would have an approximate $1 effect on our Net income (loss) attributable to Newmont stockholders. The LME closing settlement price at September 30, 2018 for copper was $2.80 per pound.

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

There were no changes in the Company’s internal control over financial reporting that occurred during the three months ended September 30, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.       UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

	(a)	(b)	(c)	(d)
			Total Number of	Maximum Number (or
	Total		Shares Purchased	Approximate Dollar Value)
	Number	Average	as Part of	of Shares that may
	of Shares	Price Paid	Publicly Announced	yet be Purchased
Period	Purchased(1)(2)	Per Share(1)(2)	Plans or Programs(3)	under the Plans or Programs(3)
July 1, 2018 through July 31, 2018	2,313	$37.45	—	$19,691,707
August 1, 2018 through August 31, 2018	788,014	$33.21	33,383	$18,520,502
September 1, 2018 through September 30, 2018	—	$—	—	$18,520,502

(1)

The total number of shares purchased (and the average price paid per share) reflects: (i) shares purchased pursuant to the repurchase program described in (3) below; and (ii) represents shares delivered to the Company from stock awards held by employees upon vesting for the purpose of covering the recipients’ tax withholding obligations, totaling 2,313 shares, 14,653 shares and 0 shares for the fiscal months of July,  August and September 2018, respectively.

(2)

In August 2018, the Company repurchased and retired approximately 739,978 shares of its common stock that were held by participants in the Retirement Savings Plan of Newmont and the Retirement Savings Plan for Hourly-Rated Employees of Newmont for $25 million.

(3)

On February 20, 2018, the Company’s Board of Directors authorized a stock repurchase program, under which the Company was authorized to repurchase shares of outstanding common stock to offset the dilutive impact of employee stock award vesting in the current year, provided that the aggregate value of shares of common stock repurchased does not exceed $90 million, and no shares of common stock may be repurchased under the program after December 31, 2018. The Company repurchased 33,383 shares in the third quarter under the repurchase program, representing an aggregate value of $1 million, and such shares were then retired. To the extent additional employee stock award vesting occurs later in the year in connection with retirements, terminations or previously scheduled vestings, the Company intends to use the repurchase program exclusively to offset dilution, subject to the limitations set forth above. The repurchase program may be discontinued at any time, and the program does not obligate the Company to acquire any specific number of shares of its common stock. The extent to which the Company repurchases its shares, and the timing of such repurchases, will depend upon a variety of factors, including trading volume, market conditions, legal requirements, business conditions and other factors.

ITEM 3.       DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.       MINE SAFETY DISCLOSURES.

At Newmont, safety is a core value. No work-related fatalities occurred at any Newmont site or facility during the third quarter. However, a tragic event occurred in April 2018, which resulted in the death of six contractors who were working on the construction of a structure at the Ahafo Mill Expansion project in Ghana. We deeply grieve these losses along with families, friends, colleagues and the entire Newmont family. Newmont Ghana has fully cooperated with the Government of Ghana’s Minerals Commission to support their investigation of the accident. We are committed to honoring our obligations and working closely with the Minerals Commission to develop detailed action plans to address their investigation report’s findings and to integrate lessons across its business. This tragic accident stands as a sobering reminder that we must forever remain vigilant in continually improving our safety culture. It is with great humility and resolve that we renew our commitment to making sure our people go home safe every day.

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

ITEM 5.       OTHER INFORMATION.

Appointment of Certain Officers; Compensatory Arrangements of Certain Officers

On October 23, 2018, Newmont Mining Corporation appointed Tom Palmer, age 51, President and Chief Operating Officer, effective as of November 1, 2018, which is an expansion of his current role with the Company as Executive Vice President and Chief Operating Officer and is subject to no fixed term. In this role, he will continue leading the Company’s global operations, projects, and health, safety and security teams. Mr. Palmer served as Executive Vice President and Chief Operating Officer since May 2016. Previously, Mr. Palmer served as Senior Vice President, Asia Pacific beginning in February 2015 after serving as Senior Vice President, Indonesia since March 2014. Prior to joining Newmont, he was the Chief Operating Officer, Pilbara Mines at Rio Tinto Iron Ore. During his extensive career, Mr. Palmer also worked in a variety of roles across a number of commodities, including General Manager, Technology for the Bauxite and Alumina business; General Manager, Operations at Hail Creek coal mine; and General Manager, Asset Management at Palabora Mining Company in South Africa. Mr. Palmer has extensive experience leading teams and delivering production and projects while implementing safety culture programs and improving diversity.

There is no arrangement or understanding between Mr. Palmer and any other persons pursuant to which he was appointed as President and Chief Operating Officer. Mr. Palmer does not have a family relationship with any member of the Board of Directors or any executive officer of the Company, and Mr. Palmer has not been a participant or had any interest in any transaction with the Company that is reportable under Item 404(a) of Regulation S-K. In the President and Chief Operating Officer position with the Company, Mr. Palmer will have a base salary of $850,000. Mr. Palmer’s cash bonus and long-term equity incentives shall be delivered according to the Company’s incentive programs as described in the Company’s 2018 Proxy Statement.

Amendments to By-Laws

On October 24, 2018, in connection with the separation of the role of Chief Executive Officer and President, Newmont’s Board of Directors approved amendments to its By-Laws to clarify the respective roles of the Chief Executive Officer (principal executive officer) and the President (principal administrative officer) (Article I, Sections 2 and 8; Article II, Section 3; Article IV, Sections 1, 4, 5, 8, 10 and 12; and Article V, Section 1).  The amended By-Laws also include language defining the role of the Chief Financial Officer (principal financial officer) (Article IV, Sections 1 and 7) and clarifying the roles of the Controller (principal accounting officer) and the Treasurer (Article IV, Sections 8 and 10).  Additionally, the listing of officers has been re-ordered throughout Article IV. The amendments were adopted to avoid technical overlaps in duties and better reflect the current organization of the Company and became effective immediately upon approval by the Board of Directors.  The foregoing description of the amendments to the By-Laws is qualified in its entirety by reference to the complete text of the By-Laws, as amended and restated effective as of October 24, 2018, filed as Exhibit 3.1 to this Form 10-Q and incorporated herein by reference.

ITEM 6.       EXHIBITS.

Exhibit Number		Description

3.1		By-Laws of the Company, as amended and restated on October 24, 2018, filed herewith

10.1*		Amendment Three to the Pension Equalization Plan of Newmont, filed herewith.

31.1	-

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

*  This exhibit relates to compensatory plans or arrangements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEWMONT MINING CORPORATION
(Registrant)

Date: October 25, 2018	/s/ NANCY K. BUESE
Nancy K. Buese
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: October 25, 2018	/s/ JOHN W. KITLEN
John W. Kitlen
Vice President, Controller and Chief Accounting Officer
(Principal Accounting Officer)