Form 10-K
period 2018-12-31
NEWMONT MINING CORP /DE/
filed 2019-02-21
CIK 1164727

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-K

(Mark One)

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2018

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

At June 30, 2018, the aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant was $20,052,691,396 based on the closing sale price as reported on the New York Stock Exchange. There were 532,669,445 shares of common stock outstanding on February 14, 2019.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Registrant’s definitive Proxy Statement submitted to the Registrant’s stockholders in connection with our 2019 Annual Stockholders Meeting to be held in April 2019 are incorporated by reference into Part III of this report.

NEWMONT MINING CORPORATION

2018 RESULTS AND HIGHLIGHTS

(unaudited, in millions, except per share, per ounce and per pound)

	Years Ended December 31,
	2018	2017	2016
Financial Results:
Sales	$7,253	$7,379	$6,680
Gold	$6,950	$7,064	$6,430
Copper	$303	$315	$250
Costs applicable to sales (1)	$4,093	$4,062	$3,738
Gold	$3,906	$3,899	$3,523
Copper	$187	$163	$215
Net income (loss) from continuing operations	$319	$(71)	$(812)
Net income (loss)	$380	$(109)	$(943)
Net income (loss) from continuing operations attributable to Newmont stockholders	$280	$(76)	$(226)
Per common share, diluted:
Net income (loss) from continuing operations attributable to Newmont stockholders	$0.53	$(0.14)	$(0.42)
Net income (loss) attributable to Newmont stockholders	$0.64	$(0.21)	$(1.18)
Adjusted net income (loss) (2)	$718	$774	$631
Adjusted net income (loss) per share, diluted (2)	$1.34	$1.45	$1.19
Earnings before interest, taxes and depreciation and amortization (2)	$2,160	$2,574	$1,266
Adjusted earnings before interest, taxes and depreciation and amortization (2)	$2,584	$2,650	$2,377
Net cash provided by (used in) operating activities of continuing operations	$1,837	$2,139	$1,917
Free Cash Flow (2)	$805	$1,273	$784
Cash dividends declared per common share	$0.56	$0.25	$0.125

Operating Results:
Consolidated gold ounces (thousands):
Produced	5,479	5,654	5,243
Sold	5,516	5,632	5,172
Attributable gold ounces (thousands):
Produced	5,101	5,266	4,898
Sold	5,133	5,243	4,839
Consolidated and attributable copper pounds (millions):
Produced	109	113	119
Sold	110	111	116
Average realized price:
Gold (per ounce)	$1,260	$1,255	$1,243
Copper (per pound)	$2.74	$2.83	$2.15
Consolidated costs applicable to sales: (1)(2)
Gold (per ounce)	$708	$692	$681
Copper (per pound)	$1.69	$1.47	$1.85
All-in sustaining costs: (2)
Gold (per ounce)	$909	$890	$880
Copper (per pound)	$2.02	$1.80	$2.21

(1)	Excludes Depreciation and amortization and Reclamation and remediation.
(2)	See Non-GAAP Financial Measures beginning on page 80.

Highlights

•

Net income (loss): Delivered Net income (loss) from continuing operations attributable to Newmont stockholders of $280 or $0.53 per diluted share, an increase of $356 from the prior year, primarily due to lower income tax expense and a gain from the sale of our royalty portfolio in June 2018, partially offset by increased impairments of exploration and long-lived assets in North America and lower production at various sites.

•	Adjusted net income (loss): Delivered Adjusted net income (loss) of $718 or $1.34 per diluted share, an 8% decrease from the prior year (See “Non-GAAP Financial Measures” beginning on page 80).

•	Adjusted EBITDA: Generated $2.6 billion in Adjusted EBITDA, a 2% decrease from the prior year (See “Non-GAAP Financial Measures” beginning on page 80).

•	Cash flow: Reported Net cash provided by operating activities of continuing operations of $1.8 billion and free cash flow of $0.8 billion. (See “Non-GAAP Financial Measures” beginning on page 80).

•

Portfolio improvements: Advanced Tanami Expansion 2 to definitive feasibility study and progressed the Tanami Power Project in Australia; completed the Cripple Creek & Victor (“CC&V”) concentrates project, reached commercial production at Twin Underground and Northwest Exodus, acquired 50 percent interest in Galore Creek, and progressed Long Canyon Phase 2 to feasibility study in North America; reached commercial production at Subika Underground, progressed the Ahafo Mill Expansion, and advanced Akyem Underground to prefeasibility study in Africa; reached first gold at Quecher Main, advanced Yanacocha Sulfides to definitive feasibility study and completed the primary crusher at Merian in South America; divested royalty portfolio to Maverix Metals and formed strategic partnerships with Teck Resources Limited, Sumitomo Corporation, Evrim Resources, Miranda Gold and Orosur Mining.

•

Attributable gold production: Gold production decreased 3% to 5.1 million ounces, primarily due to lower grade at various sites and lower leach tons placed at Carlin, Phoenix, CC&V and Yanacocha, partially offset by higher grade and recovery at Tanami and Ahafo.

•

Financial strength: Ended the year with $3.4 billion cash on hand and net debt of $0.9 billion; an industry-leading balance sheet with investment-grade credit profile; declared dividends of $0.56 per share.

Our global project pipeline

Newmont’s capital-efficient project pipeline supports stable production with improving margins and mine life. Near-term development capital projects and those recently completed are presented below. Funding for Ahafo Mill Expansion, Quecher Main and Tanami Power projects have been approved and these projects are in execution.

Subika Underground, Africa. This project leverages existing infrastructure and an optimized approach to develop Ahafo’s most promising underground resource. First production was achieved in June 2017 and commercial production was achieved in the fourth quarter of 2018. The project is expected to have an average annual gold production of between 150,000 and 200,000 ounces per year for the first five years beginning in 2019 with an initial mine life of approximately 11 years. The project was completed on schedule and on budget for $186, adding higher-grade, lower-cost gold production at the Ahafo mine in Ghana.

Ahafo Mill Expansion, Africa. This project is designed to maximize resource value by improving production margins and accelerating stockpile processing. The project also supports profitable development of Ahafo’s highly prospective underground resources. The expansion is expected to have an average annual gold production of between 75,000 and 100,000 ounces per year for the first five years beginning in 2020. Development capital costs (excluding capitalized interest) since approval were $119, of which $77 related to 2018. Both first production and commercial production are expected in the second half of 2019.

Quecher Main, South America. This project will add oxide production at Yanacocha, leverage existing infrastructure and enable potential future growth at Yanacocha. First production was achieved in late 2018 with commercial production expected in the second half of 2019. Quecher Main extends the life of the Yanacocha operation to 2027 with average annual gold production of about 200,000 ounces per year (on a consolidated basis) between 2020 and 2025. Development capital costs (excluding capitalized interest) since approval were $101, of which $89 related to 2018.

Tanami Power, Australia. This project will lower power costs beginning in 2019, mitigate fuel supply risk and reduce carbon emissions. The project includes the construction of a 280 mile (450 kilometer) natural gas pipeline connecting the Tanami site to the Amadeus Gas Pipeline, and construction and operation of two on-site power stations. The gas supply, gas transmission and power purchase agreements are for a ten year term with options to extend.

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

PART I

ITEM 1.BUSINESS (dollars in millions, except per share, per ounce and per pound amounts)

Introduction

Newmont Mining Corporation is primarily a gold producer with significant operations and/or assets in the United States, Australia, Peru, Ghana and Suriname. At December 31, 2018, Newmont had attributable proven and probable gold reserves of 65.4 million ounces and an aggregate land position of approximately 24,000 square miles (63,000 square kilometers). Newmont is also engaged in the production of copper, principally through operations in Boddington in Australia and Phoenix in the United States. Newmont Mining Corporation’s original predecessor corporation was incorporated in 1921 under the laws of Delaware.

Newmont’s corporate headquarters are in Greenwood Village, Colorado, USA. In this report, “Newmont,” the “Company,” “our” and “we” refer to Newmont Mining Corporation together with our affiliates and subsidiaries, unless the context otherwise requires. References to “A$” refer to Australian currency.

On January 14, 2019, the Company entered into a definitive agreement (as amended by the first amendment to the arrangement agreement, dated as of February 19, 2019, the “Arrangement Agreement”) to acquire all outstanding common shares of Goldcorp, Inc. (“Goldcorp”) in a primarily stock transaction (the “Proposed Transaction”). Under the terms of the agreement, Goldcorp shareholders will receive 0.3280 shares of Newmont’s common stock and $0.02 in cash for each Goldcorp common share they own, for a total transaction value of approximately $10 billion as of the announcement date on January 14, 2019. The transaction, which is subject to approval by both Newmont and Goldcorp shareholders, and other customary conditions and regulatory approvals, is expected to close in the second quarter of 2019. Upon closing, the combined company will be known as Newmont Goldcorp.

Segment Information

Our regions include North America, South America, Australia, and Africa. Our North America segment consists primarily of Carlin, Phoenix, Twin Creeks, Long Canyon and Cripple Creek &Victor (“CC&V”) in the United States of America (collectively, “U.S.” or “USA”). Our South America segment consists primarily of Yanacocha in Peru and Merian in Suriname. Our Australia segment consists primarily of Boddington, Tanami and Kalgoorlie in Australia. Our Africa segment consists primarily of Ahafo and Akyem in Ghana. See Item 1A, Risk Factors, below, and Note 3 to the Consolidated Financial Statements for information relating to our operating segments, domestic and export sales and lack of dependence on a limited number of customers.

Products

References in this report to “attributable gold ounces” or “attributable copper pounds” mean that portion of gold or copper produced, sold or included in proven and probable reserves based on our proportionate ownership, unless otherwise noted.

Gold

General. We had consolidated gold production from continuing operations of 5.5 million ounces (5.1 million attributable ounces) in 2018, 5.7 million ounces (5.3 million attributable ounces) in 2017 and 5.2 million ounces (4.9 million attributable ounces) in 2016. Of our 2018 consolidated gold production, approximately 38% came from North America, 19% from South America, 28% from Australia and 15% from Africa.

For 2018, 2017 and 2016, 96%, 96% and 96%, respectively, of our Sales were attributable to gold. Most of our Sales come from the sale of refined gold. The end product at our gold operations, however, is generally doré bars. Doré is an alloy consisting primarily of gold but also containing silver and other metals. Doré is sent to refiners to produce bullion that meets the required market standard of 99.95% gold. Under the terms of our refining agreements, the doré bars are refined for a fee, and our share of the refined gold and the separately-recovered silver is credited to our account or delivered to buyers. A portion of gold sold from Boddington and Kalgoorlie in Australia and Phoenix in Nevada is sold in a concentrate containing other metals such as copper and silver.

Gold Uses. Gold generally is used for fabrication or investment. Fabricated gold has a variety of end uses, including jewelry, electronics, dentistry, industrial and decorative uses, medals, medallions and official coins. Gold investors buy gold bullion, official coins and jewelry.

Gold Supply. A combination of mine production, recycling and draw-down of existing gold stocks held by governments, financial institutions, industrial organizations and private individuals make up the annual gold supply. Based on public information available, for the years 2016 through 2018, mine production has averaged approximately 70% of the annual gold supply.

Gold Price. The following table presents the annual high, low and average daily afternoon London Bullion Market Association (“LBMA”) Gold Price over the past ten years on the London Bullion Market ($/ounce):

Year	High	Low	Average
2009	$1,213	$810	$972
2010	$1,421	$1,058	$1,225
2011	$1,895	$1,319	$1,572
2012	$1,792	$1,540	$1,669
2013	$1,694	$1,192	$1,411
2014	$1,385	$1,142	$1,266
2015	$1,296	$1,049	$1,160
2016	$1,366	$1,077	$1,251
2017	$1,346	$1,151	$1,257
2018	$1,355	$1,178	$1,268
2019 (through February 14, 2019)	$1,323	$1,280	$1,298

On February 14, 2019, the afternoon LBMA gold price was $1,311 per ounce.

We recognize revenue for doré generally at the prevailing market price when gold bullion credits are delivered to the customer. We recognize revenue for concentrate when control is transferred to the customer, which generally occurs as material passes over the vessel’s rail at the port of loading. We use a provisional price based on the estimated forward price of the month of final settlement. The gold concentrate receivable is marked to market through earnings as an adjustment to revenue until final settlement.

Copper

General. We had consolidated copper production from continuing operations of 109 million pounds in 2018, 113 million pounds in 2017 and 119 million pounds in 2016. Copper sales are in the form of concentrate that is sold to smelters for further treatment and refining, and cathode. For 2018, 2017 and 2016, 4%, 4% and 4%, respectively, of our Sales were attributable to copper. Of our 2018 consolidated copper production, approximately 29% came from North America and 71% from Australia.

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

Copper Supply. A combination of mine production and recycled scrap material make up the annual copper supply. Mine production since 2016 has accounted for over 70% of total refined production.

Copper Price. The copper price is quoted on the London Metal Exchange (“LME”) in terms of dollars per metric tonne of high grade copper. The following table presents the dollar per pound equivalent of the annual high, low and average daily prices of high grade copper on the LME over the past ten years ($/pound):

Year	High	Low	Average
2009	$3.33	$1.38	$2.34
2010	$4.42	$2.76	$3.42
2011	$4.60	$3.08	$4.00
2012	$3.93	$3.29	$3.61
2013	$3.74	$3.01	$3.32
2014	$3.37	$2.86	$3.11
2015	$2.92	$2.05	$2.49
2016	$2.69	$1.96	$2.21
2017	$3.27	$2.48	$2.80
2018	$3.29	$2.64	$2.96
2019 (through February 14, 2019)	$2.82	$2.64	$2.72

On February 14, 2019, the high grade copper closing price on the LME was $2.80 per pound.

We generally sell our copper concentrate based on the monthly average market price for the third month following the month in which the delivery to the smelter takes place. We currently recognize revenue from a sale when control is transferred to the customer, which generally occurs as material passes over the vessel’s rail at the port of loading. For revenue recognition, we use a provisional price based on the estimated forward price of the month of final settlement. The copper concentrate receivable is marked to market through earnings as an adjustment to revenue until final settlement.

We generally sell our copper cathode based on the weekly average market price for the week following production and recognize revenue when material is picked up by the carrier.

Effective January 1, 2018, we adopted changes to our revenue recognition policy in accordance with Accounting Standards Codification (“ASC”) 606. Refer to Note 2 of the Consolidated Financial Statements for further information.

Silver

General. Silver is produced as a by-product at certain of our operations and is included as a reduction to Costs applicable to sales in the Consolidated Financial Statements. We had consolidated silver production from continuing operations of 3.4 million ounces (2.8 million attributable ounces) in 2018, 3.6 million ounces (3.1 million attributable ounces) in 2017 and 3.0 million ounces (2.8 million attributable ounces) in 2016.

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

Gold, Copper and Silver Reserves

At December 31, 2018, we had 65.4 million attributable ounces of proven and probable gold reserves. The decrease in proven and probable gold reserves during 2018, compared to 2017, is due to depletion of 6.1 million ounces, revisions of 3.6 million ounces and divestments of 0.1 million ounces, partially offset by additions of 6.7 million ounces. Reserves at December 31, 2018 were calculated at a gold price assumption of $1,200 or A$1,600 per ounce. A reconciliation of the changes in attributable proven and probable gold reserves during the past three years is as follows:

	Years Ended December 31,
	2018	2017	2016
(millions of ounces)
Opening balance (1)	68.5	68.5	73.7
Depletion	(6.1)	(6.4)	(6.0)
Revisions (2)	(3.6)	1.9	(0.7)
Additions (3)	6.7	4.4	4.1
Acquisitions (4)	—	0.1	—
Divestments (5)	(0.1)	—	(2.3)
Discontinued operations (6)	—	—	(0.3)
Closing balance	65.4	68.5	68.5

A reconciliation of the changes in attributable proven and probable gold reserves for 2018 by region is as follows:

	North	South
	America	America	Australia	Africa
(millions of ounces)
Opening balance	28.8	6.0	21.0	12.7
Depletion	(2.5)	(0.8)	(1.8)	(1.0)
Revisions (2)	(3.1)	(0.2)	0.1	(0.4)
Additions (3)	2.0	2.6	1.4	0.7
Divestments (5)	—	(0.1)	—	—
Closing balance	25.2	7.5	20.7	12.0

(1)

The opening balance includes 2.6 million ounces of gold reserves in 2016 related to Batu Hijau. For further information regarding our discontinued operations, see Note 11 to the Consolidated Financial Statements.

(2)

Revisions are due to reclassification of reserves to mineralized material, optimizations, model updates and updated operating costs and recoveries. The gold price assumption remained at $1,200 per ounce in 2018, 2017 and 2016. The 3.6 million ounces of negative revisions were largely at the Carlin (1.6 million ounces) and Phoenix (1.1 million ounces) open pit mines in North America. The Carlin revisions were due to the removal of a layback at the Gold Quarry mine which was driven by an updated pit design and geotechnical assumptions. Other revisions at Carlin were due to increased costs, lower recovery and other model changes. The Phoenix revisions were due to an updated resource model that was based on recent drilling and reduced mill recovery assumptions based on actual plant performance. A portion of the Carlin revisions and the Phoenix revisions have been reclassified as mineralized material. Future positive revisions, if any, remain subject to improvements in costs, recovery, gold price or a combination of these and other factors.

(3)	Additions are due to reserve conversions from mineralized material due to new drilling information and successful feasibility studies for first time declarations.
(4)	Acquisitions include an increase in ownership at Yanacocha in December 2017. The increase in ownership at Yanacocha added 0.1 million ounces to proven and probable reserves in 2017.
(5)

Divestments are related to the sale of Yanacocha’s 5% ownership interest to a subsidiary of Sumitomo Corporation (“Sumitomo”), reducing Newmont’s ownership to 51.35%, in June 2018, and the sale of the Batu Hijau mine in November 2016.

(6)

Amounts relate to depletion, revisions and additions activity at Batu Hijau, which was sold in November 2016 and classified as discontinued operations. For further information regarding our discontinued operations, see Note 11 to the Consolidated Financial Statements.

At December 31, 2018, we had 2,880 million attributable pounds of proven and probable copper reserves. The increase in proven and probable copper reserves during 2018, compared to 2017, is due to additions of 770 million pounds, partially offset by revisions of 400 million pounds and depletion of 160 million pounds. Reserves at December 31, 2018 were calculated at a copper price of $2.50 or A$3.35 per pound. A reconciliation of the changes in attributable proven and probable copper reserves during the past three years is as follows:

	Years Ended December 31,
	2018	2017	2016
(millions of pounds)
Opening balance (1)	2,670	2,490	5,670
Depletion	(160)	(160)	(170)
Revisions (2)	(400)	250	(400)
Additions (3)	770	90	—
Divestments (4)	—	—	(2,390)
Discontinued operations (5)	—	—	(220)
Closing balance	2,880	2,670	2,490

A reconciliation of changes in attributable proven and probable copper reserves for 2018 by region is as follows:

	North	South
	America	America	Australia
(millions of pounds)
Opening balance	1,330	—	1,340
Depletion	(60)	—	(100)
Revisions (2)	(400)	—	—
Additions (3)	20	740	10
Closing balance	890	740	1,250

(1)

The opening balance includes 2,610 million pounds of copper reserves in 2016 related to Batu Hijau. For further information regarding our discontinued operations, see Note 11 to the Consolidated Financial Statements.

(2)

Revisions are due to reclassification of reserves to mineralized material, optimizations, model updates, metal price changes and updated operating costs and recoveries. The copper price assumption remained at $2.50 per pound in 2018 and 2017. The copper price assumption was decreased from $2.75 to $2.50 per pound in 2016. The impact of the change in copper price assumption decreased reserves by 270 million pounds in 2016.

(3)	Additions are due to reserve conversions from mineralized material due to new drilling information and successful feasibility studies for first time declarations at Yanacocha.
(4)	Divestments are related to the sale of Batu Hijau in November 2016.
(5)

Amounts relate to depletion, revisions and additions activity at Batu Hijau, which was sold in November 2016 and classified as discontinued operations. For further information regarding our discontinued operations, see Note 11 to the Consolidated Financial Statements.

Our silver reserves are a by-product of gold and/or copper reserves and are included in calculations for mine planning and operations. At December 31, 2018, we had 85.7 million ounces of attributable proven and probable silver reserves. The decrease in proven and probable silver reserves during 2018, compared to 2017, is due to revisions of 29.4 million ounces, depletion of 4.8 million ounces and divestments of 1.3 million ounces, partially offset by additions of 33.3 million ounces. Reserves at December 31, 2018 were calculated at a silver price of $16 per ounce. A reconciliation of the changes in proven and probable silver reserves during the past three years is as follows:

	Years Ended December 31,
	2018	2017	2016
(millions of ounces)
Opening balance (1)	87.9	89.3	113.3
Depletion	(4.8)	(6.6)	(7.6)
Revisions (2)	(29.4)	2.3	(7.4)
Additions (3)	33.3	1.6	—
Acquisitions (4)	—	1.3	—
Divestments (5)	(1.3)	—	(7.9)
Discontinued operations (6)	—	—	(1.1)
Closing balance	85.7	87.9	89.3

A reconciliation of the changes in attributable proven and probable silver reserves for 2018 by region is as follows:

	North	South
	America	America
(millions of ounces)
Opening balance	60.9	27.0
Depletion	(2.2)	(2.6)
Revisions (2)	(28.3)	(1.1)
Additions (3)	1.5	31.8
Divestments (5)	—	(1.3)
Closing balance	31.9	53.8

(1)

The opening balance include 9.0 million ounces of silver reserves in 2016 related to Batu Hijau. For further information regarding our discontinued operations, see Note 11 to the Consolidated Financial Statements.

(2)

Revisions are due to reclassification of reserves to mineralized material, optimizations, model updates, metal price changes and updated operating costs and recoveries. The revisions in 2018 were primarily related to the model update at Phoenix in North America. The silver price assumption remained at $16 per ounce in 2018. The silver price assumption was decreased from $17 to $16 per ounce in 2017 and from $19 to $17 per ounce in 2016. The impact of the change in silver price assumption had no impact in 2017. The impact of the change in silver price assumption decreased reserves by 11 million ounces in 2016.

(3)	Additions are due to reserve conversions from mineralized material due to new drilling information and successful feasibility studies for first time declarations at Yanacocha.
(4)	Acquisitions include an increase in ownership at Yanacocha in December 2017. The increase in ownership at Yanacocha added 1.3 million ounces to proven and probable reserves in 2017.
(5)

Divestments are related to the sale of Yanacocha’s 5% ownership interest to a subsidiary of Sumitomo, reducing Newmont’s ownership to 51.35%, in June 2018, and the sale of the Batu Hijau mine in November 2016.

(6)

Amounts relate to depletion, revisions and additions activity at Batu Hijau, which was sold in November 2016 and classified as discontinued operations. For further information regarding our discontinued operations, see Note 11 to the Consolidated Financial Statements.

Our exploration efforts are directed to the discovery of new mineralized material and converting it into proven and probable reserves. We conduct brownfield exploration around our existing mines and greenfield exploration in other regions globally. Brownfield exploration can result in the discovery of additional deposits, which may receive the economic benefit of existing operating, processing and administrative infrastructures. In contrast, the discovery of mineralization through greenfield exploration efforts will require capital investment to build a stand-alone operation. Our Exploration expense was $197, $179 and $148 in 2018, 2017 and 2016, respectively.

For additional information, see Item 2, Properties, Proven and Probable Reserves.

Competition

The top 10 producers of gold comprise approximately thirty percent of total worldwide mined gold production. We currently rank in the top three among those producers with approximately five percent of estimated total worldwide mined gold production. Our competitive position is based on the size and grade of our ore bodies and our ability to manage costs compared with other producers. We have a diverse portfolio of mining operations with varying ore grades and cost structures. Our costs are driven by the location, grade and nature of our ore bodies, and the level of input costs, including energy, labor and equipment. The metals markets are cyclical, and our ability to maintain our competitive position over the long term is based on our ability to acquire and develop quality deposits, hire and retain a skilled workforce, and to manage our costs.

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

We conduct our operations so as to protect public health and the environment and believe our operations are in compliance with applicable laws and regulations in all material respects. Each operating mine has a reclamation plan in place that meets in all material respects applicable legal and regulatory requirements. At December 31, 2018, $2,316 was accrued for reclamation costs relating to current or recently producing properties.

We are involved in several matters concerning environmental obligations associated with former, primarily historic, mining activities. Generally, these matters concern developing and implementing remediation plans at the various sites. Based upon our best estimate of our liability for these matters, $279 was accrued at December 31, 2018 for such obligations associated with properties previously owned or operated by us or our subsidiaries. The amounts accrued for these matters are reviewed periodically based upon facts and circumstances available at the time.

For a discussion of the most significant reclamation and remediation activities, see Item 7, Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations, and Note 5 and Note 29 to the Consolidated Financial Statements.

In addition to legal and regulatory compliance, we have developed complementary programs to guide our Company toward achieving transparent and sustainable environmental and socially responsible performance objectives. In support of our management’s commitment towards these objectives, our corporate headquarters are located in an environmentally sustainable, Leadership in Energy and Environmental Design, gold-certified building. We are committed to managing climate change related risks and responsibly managing our greenhouse gas emissions. We have publicly reported our greenhouse gas emissions since 2004 to the Carbon Disclosure Project (now known only as “CDP”). Our greenhouse gas emissions are independently verified to satisfy all the requirements for emissions reporting under International Standard Organization (“ISO”) 14064-3:2006. We actively participate in the International Council on Mining and Metals (“ICMM”) and are committed to the ICMM’s 10 Principles of Sustainable Development and its commitment to implement the UN Global Compact's 10 principles on human rights, bribery and corruption, labor and the environment. In 2018, Newmont Mining Corporation headquarters was certified for the first time as ISO 14001 compliant and all Newmont operated sites maintained their certification as ISO 14001 compliant except for Merian in Suriname which will be audited for the first time in October 2019. We transparently report on our sustainability performance using the GRI (formerly Global Reporting Initiative) sustainability reporting guidelines, in accordance with the GRI Standards Core option and the GRI Mining and Metals Sector Supplement. In 2018, for the fourth year in a row, Newmont was ranked by the Dow Jones Sustainability World Index (“DJSI World”) as the mining industry’s overall leader in sustainability. Newmont’s inclusion on the index also marked the 12th consecutive year the Company has been selected for the DJSI World. Newmont also received the highest score in the mining sector across a number of areas measured by the index including Corporate Governance, Policy Influence, Risk and Crisis Management; Climate Strategy; Labor Practice Indicators, Human Rights, Biodiversity, Water-related Risks; Asset Closure Management; and Corporate Citizenship and Philanthropy. As of the end of 2018, all of our sites were certified through the International Cyanide Management Code (“ICMC”) or in the process for re-certification by independent auditors.

Health and Safety

We design and conduct our business to protect the health and safety of our employees, contractors and visitors and believe that our operations are in compliance with applicable laws and regulations in all material respects. In addition, the Company has an established Health & Safety Management System and Health & Safety Standards that in most cases exceed regulatory requirements in the jurisdictions in which we operate. The quality of our Health & Safety Management System is audited regularly as part of our assurance and governance process.

The safety of our people and the communities in which we operate is a priority core value with the right to life and right to safe working conditions among our most salient human rights and key priorities. We strongly believe it is possible to effectively manage these risks so everyone returns home safely at the end of the day. To embed a culture of Zero Harm, Newmont has centered its health and safety activities on four key focus areas: health and safety leadership; fatality prevention; employee engagement; and occupational health and wellness.

On April 7, 2018, Newmont experienced a tragic event at our Ahafo Mill Expansion project in Ghana, resulting in multiple fatalities. A contractor crew of eight construction workers was inside the reclaim tunnel of the Ahafo Mill Expansion project when the roof of the structure collapsed during the pouring of concrete. Of these eight, two individuals escaped with minor injuries. Emergency response teams were immediately dispatched to the scene of the accident, but six people lost their lives. Newmont Ghana immediately notified authorities and operations at Ahafo and the Ahafo Mill Expansion project were temporarily suspended. Subsequent to the event, Newmont engaged and cooperated with the Ghana Mineral Commission on their investigation in addition to conducting a thorough internal investigation. Post investigation we launched a process to integrate lessons learned from this tragic event. These lessons related to establishing and enforcing barriers and exclusion zones; designing and verifying effective temporary structures; and managing changes to work conditions and tasks through appropriate risk assessment and controls. We also shared those lessons learned with the broader mining community and others.

On November 11, 2018, an Underground Technician was killed at our Pete-Bajo Operation in Nevada, when the Load-Haul-Dump (LHD) machine he had been operating underground ran over him. The event is currently under investigation by the U.S. Mine Safety and Health Administration. In addition, a Newmont team of subject matter experts are conducting an in-depth investigation into the root causes so we can apply what we learn across our operations and prevent this type of event from ever happening again.

These tragic events highlight the need to re-double our efforts around integrating our Fatality Risk Management system across our business. Managing fatality and health risks remains a core component of our health and safety journey. In recent years, the primary focus of our safety strategy has been on eliminating fatalities in the workplace. Launched in 2016, our Fatality Risk Management system provides the rigor and discipline around understanding our top risks and effectively managing them through robust controls and systems. The Fatality Risk Management system is focused on the top 16 fatality risks that are common across our business along with the three to four critical controls that must be in place every time we undertake a task involving those risks to prevent or minimize the consequence of a fatality. To ensure the critical controls are in place and effective at the time the work activity is occurring, site managers perform frequent field-based observations called verifications. Any deficiencies found during the verifications must be addressed before resuming work. Also essential in preventing fatalities is conducting quality event investigations and ensuring lessons are genuinely learned and adopted, not just shared.

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

Employees and Contractors

Approximately 12,400 people were employed by Newmont and Newmont subsidiaries at December 31, 2018. In addition, approximately 11,800 people were working as contractors in support of Newmont’s operations at December 31, 2018.

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

•	expectations of future equity and enterprise value;
•	expectations regarding the start-up time, design, mine life, production and costs applicable to sales and exploration potential of our projects;
•	statements regarding future hedge and derivative positions or modifications thereto;
•	statements regarding political, economic or governmental conditions and environments;
•	statements regarding the impacts of changes in the legal and regulatory environment in which we operate, including, without limitation, relating to regional, national, domestic and foreign laws;
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
•

statements relating to potential impairments, revisions or write-offs, including without limitation, the result of fluctuation in metal prices, unexpected production or capital costs, or unrealized reserve potential;

•	estimates of pension and other post-retirement costs;
•

statements regarding estimates of timing of voluntary early adoption of recent accounting pronouncements and expectations regarding future impacts to the financial statements resulting from accounting pronouncements;

•

statements relating to Newmont’s planned acquisition of Goldcorp and the expected terms, timing and closing of the proposed transaction, including receipt of required approvals and satisfaction of other customary closing conditions;

•	estimates of future cost reductions, synergies, savings and efficiencies in connection with the planned acquisition of Goldcorp; and
•	expectations regarding future exploration and the development, growth and potential of operations, projects and investments.

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

In addition, material risks that could cause actual results to differ from forward-looking statements relating to Newmont’s planned acquisition of Goldcorp include: the inherent uncertainty associated with financial or other projections; the prompt and effective integration of Newmont’s and Goldcorp’s businesses and the ability to achieve the anticipated synergies and value-creation contemplated by the proposed transaction; the risk associated with Newmont’s and Goldcorp’s ability to obtain the approval of the proposed transaction by their shareholders required to consummate the proposed transaction and the timing of the closing of the proposed transaction, including the risk that the conditions to the proposed transaction are not satisfied on a timely basis or at all and the failure of the proposed transaction to close for any other reason; the risk that a consent or authorization that may be required for the proposed transaction is not obtained or is obtained subject to conditions that are not anticipated; the outcome of any legal proceedings that may be instituted against the parties and others related to the arrangement agreement; unanticipated difficulties or expenditures relating to the proposed transaction, the response of business partners and retention as a result of the announcement and pendency of the proposed transaction; potential volatility in the price of Newmont Common Stock due to the proposed transaction; the anticipated size of the markets and continued demand for Newmont’s and Goldcorp’s resources and the impact of competitive responses to the announcement of the proposed transaction; and the diversion of management time on transaction-related issues. In connection with the proposed transaction, the Company filed a proxy statement relating to a special meeting of its stockholders with the SEC and will file other relevant materials in connection with the proposed transaction with the SEC. Security holders of the Company are urged to read the proxy statement regarding the proposed transaction and any other relevant materials carefully in their entirety when they become available before making any voting or investment decision with respect to the proposed transaction because they will contain important information about the proposed transaction and the parties to the proposed transaction.

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

Average gold prices for 2018 were $1,268 per ounce (2017: $1,257; 2016: $1,251) and average copper prices for 2018 were $2.96 per pound (2017: $2.80; 2016: $2.21). Any decline in our realized gold or copper price adversely impacts our revenues, net income and operating cash flows, particularly in light of our strategy of not engaging in hedging transactions with respect to gold or copper sales. We have recorded asset impairments in the past and may experience additional impairments as a result of lower gold or copper prices in the future.

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

The reserves stated in this report represent the amount of gold and copper that we estimated, at December 31, 2018, could be economically and legally extracted or produced at the time of the reserve determination. Estimates of proven and probable reserves are subject to considerable uncertainty. Such estimates are, to a large extent, based on the prices of gold and copper and interpretations of geologic data obtained from drill holes and other exploration techniques, which data may not necessarily be indicative of future results. Producers use feasibility studies for undeveloped orebodies to derive estimates of capital and operating costs based upon anticipated tonnage and grades of ore to be mined and processed, the predicted configuration of the ore body, expected recovery rates of metals from the ore, the costs of comparable facilities, the costs of operating and processing equipment and other factors. Actual operating and capital cost and economic returns on projects may differ significantly from original estimates. Further, it may take many years from the initial phases of exploration until commencement of production, during which time, the economic feasibility of production may change.

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

Our decision to develop a project is typically based on the results of feasibility studies, which estimate the anticipated economic returns of a project. The actual project profitability or economic feasibility may differ from such estimates as a result of any of the following factors, among others:

•	Changes in tonnage, grades and metallurgical characteristics of ore to be mined and processed;
•	Changes in input commodity and labor costs;
•	The quality of the data on which engineering assumptions were made;
•	Adverse geotechnical conditions;
•	Availability of adequate and skilled labor force;

•	Availability, supply and cost of water and power;
•	Fluctuations in inflation and currency exchange rates;
•	Availability and terms of financing;
•	Delays in obtaining environmental or other government permits or approvals or changes in the laws and regulations related to our operations or project development;
•	Changes in tax laws, the laws and/or regulations around royalties and other taxes due to the regional and national governments and royalty agreements;
•	Weather or severe climate impacts, including, without limitation, prolonged or unexpected precipitation, drought and/or sub-zero temperatures;
•	Potential delays relating to social and community issues, including, without limitation, issues resulting in protests, road blockages or work stoppages; and
•	Potential challenges to permits or other approvals or delays in development and construction of projects based on claims of disturbance of cultural resources.

New projects require, among other things, the successful completion of feasibility studies, attention to various fiscal, tax and royalty matters, obtainment of, and compliance with, required governmental permits and arrangements for necessary surface and other land rights. We may also have to identify adequate sources of water and power for new projects, ensure that appropriate community infrastructure (for example, reliable rail, ports, roads, and bridges) is developed to support the project and secure appropriate financing to fund a new project. These infrastructures and services are often provided by third parties whose operational activities are outside of our control. Establishing infrastructure for our development projects requires significant resources, identification of adequate sources of raw materials and supplies, and the cooperation of national and regional governments, none of which can be assured. In addition, new projects have no operating history upon which to base estimates of future financial and operating performance, including future cash flow. Thus, it is possible that actual costs may increase significantly and economic returns may differ materially from our estimates. Consequently, our future development activities may not result in the expansion or replacement of current production with new production, or one or more of these new production sites or facilities may be less profitable than currently anticipated or may not be profitable at all, any of which could have a material adverse effect on our results of operations and financial position.

For our existing operations, we base our mine plans on geological and metallurgical assumptions, financial projections and commodity price estimates. These estimates are periodically updated to reflect changes in our operations, including modifications to our proven and probable reserves and mineralized material, revisions to environmental obligations, changes in legislation and/or our political or economic environment, and other significant events associated with mining operations. For example, in December 2018, we revised our historical estimates of proven and probable reserves at Carlin Open Pits in Nevada and at Phoenix in Nevada, a portion of which was reclassified to mineralized material. Further, future positive revisions, if any, remain subject to improvements in costs, recovery, gold price or a combination of these and other factors. Additionally, we review our operations for events and circumstances that could indicate that the carrying value of our long-lived assets may not be recoverable. If indicators of impairment are determined to exist at our mine operations, we review the recoverability of the carrying value of long-lived assets by estimating the future undiscounted cash flows expected to result from the use and eventual disposition of the asset. Management makes multiple assumptions in estimating future undiscounted cash flows, which include productions levels based on life of mine plans, future costs of production, estimates of future production levels based on value beyond proven and probable reserves at the operations, prices of metals, the historical experience of the operations and other factors. There are numerous uncertainties inherent in estimating production levels of gold and copper and the costs to mine recoverable reserves, including many factors beyond our control, that could cause actual results to differ materially from expected financial and operating results or result in future impairment charges. We may be required to recognize impairments of long-lived assets in the future if actual results differ materially from management’s estimates, which include metal prices, our ability to reduce or control production or capital costs through strategic mine optimization initiatives, increased costs or decreased production due to regulatory issues or if we do not realize the mineable ore reserves or exploration potential at our mining properties. If an impairment charge is incurred, such charges are not reversible at a later date even when favorable modifications to our proven and probable reserves and mineralized material, favorable revisions to environmental obligations, favorable changes in legislation and/or our political or economic environment, and other favorable events occur.

Our business is subject to the U.S. Foreign Corrupt Practices Act and other extraterritorial and domestic anti-bribery laws, a breach or violation of which could lead to civil and criminal fines and penalties, loss of licenses or permits and other collateral consequences and reputational harm.

We operate in certain jurisdictions that have experienced governmental and private sector corruption to some degree, and, in certain circumstances, compliance with anti-bribery laws and heightened expectations of enforcement authorities may be in tension with certain local customs and practices. For example, the U.S. Foreign Corrupt Practices Act and other laws with extraterritorial reach, including the U.K. Bribery Act, and anti-bribery laws in other jurisdictions in which we operate generally prohibit companies and their intermediaries from making improper payments for the purpose of obtaining or retaining business or other commercial advantage. We have an ethics and compliance program which includes our Code of Conduct, Business Integrity Policy and other policies and standards, all of which mandate compliance with these anti-bribery laws by the Company and its subsidiaries and their personnel, and also by third parties when they are engaged on our behalf. Our program also includes a well-publicized hot line for raising issues and processes for investigating such issues and assurances of non-retaliation for persons who in good faith raise concerns. We report regularly to the Audit Committee of our Board of Directors on such programs. There can be no assurance that Newmont’s internal control policies and procedures will always protect it from misinterpretation of or noncompliance with applicable laws and internal policies, recklessness, fraudulent behavior, dishonesty or other inappropriate acts committed by the Company’s affiliates, employees, agents or associated persons for which we might be claimed to be responsible. As such, our corporate policies and processes may not prevent or detect all potential breaches of law or other governance practices. We occasionally identify or are apprised of information or allegations that certain employees, affiliates, agents or associated persons may have engaged in unlawful conduct for which we might be held responsible. Our policy when receiving credible information or allegations is to conduct internal investigations and compliance reviews to evaluate that information, determine compliance with applicable anti-bribery laws and regulations and company policies and take such remedial steps as may be warranted. In appropriate circumstances, we communicate with authorities in the United States and elsewhere about those investigations and reviews. Violations of these laws, or allegations of such violations, could lead to substantial civil and criminal fines and penalties, litigation, loss of operating licenses or permits and other collateral consequences, and may damage the Company’s reputation, which could have a material adverse effect on our business, financial position and results of operations or cause the market value of our common shares to decline.

Mine closure, reclamation and remediation costs for environmental liabilities may exceed the provisions we have made.

Natural resource extractive companies are required to close their operations and rehabilitate the lands that they mine in accordance with a variety of environmental laws and regulations. Estimates of the total ultimate closure and rehabilitation costs for gold and copper mining operations are significant and based principally on current legal and regulatory requirements and mine closure plans that may change materially. For example, we have conducted extensive remediation work at two inactive sites in the United States. We are conducting remediation activities at a third site in the United States, an inactive uranium mine and mill site formerly operated by a subsidiary of Newmont. In addition, we may be held responsible for the costs of addressing contamination at the site of current or former activities or at third party sites or be held liable to third parties for exposure to hazardous substances.

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

Under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980 (“CERCLA”) and its state law equivalents, current or former owners of properties may be held jointly and severally liable for the costs of site cleanup or required to undertake remedial actions in response to unpermitted releases of hazardous substances at such property, in addition to, among other potential consequences, liability to governmental entities for the cost of damages to natural resources, which may be significant. These subject properties are referred to as “superfund” sites. For example, the inactive uranium mine and mill at Midnite Mine is a superfund site subject to CERCLA. It is possible that certain of our other current or former operations in the U.S. could be designated as a superfund site in the future, exposing us to potential liability under CERCLA.

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

Production at our mines is dependent upon the efforts of our employees and, consequently, our maintenance of good relationships with our employees. Due to union activities or other employee actions, we could experience labor disputes, work stops or other disruptions in production that could adversely affect us. At December 31, 2018, various unions represented approximately 34% of our employee workforce worldwide. Labor rates in Ghana are agreed through 2018, but negotiations relating to other terms and conditions remain ongoing. One of our labor agreements in Peru expires February 2019 and will be the subject of contract negotiations in 2019. The Company entered into a collective labor agreement in Nevada that will expire in January 2022. A failure to successfully enter into new contracts could result in future labor disputes, work stoppages or other disruptions in production that could adversely affect our operations and financial performance. We are just beginning preliminary discussions with a new union formed in March 2018 at Merian in Suriname. A failure to successfully enter into an initial contract could result in similar risks as described above. There can be no assurance that any future disputes at the Company’s operations or projects will be resolved without disruptions.

If we are unable to attract and retain additional highly skilled employees, our business and future operations may be adversely affected.

We depend upon the services of a number of key executives and management personnel. Our success is also dependent on the contributions of our highly skilled and experienced workforce. There continues to be competition over highly skilled personnel in our industry. The loss of members of our highly-skilled and experienced management and workforce or our inability to attract and retain additional experienced management and skilled workers may have a material adverse effect on our business, financial position and results of operations.

Damage to our reputation may result in decreased investor confidence, challenges in maintaining positive community relations and can pose additional obstacles to our ability to develop our projects, which may result in a material adverse impact on our business, financial position, results of operations and growth prospects.

Damage to our reputation can be the result of the actual or perceived occurrence of a variety of events and circumstances, and could result in negative publicity (for example, with respect to our handling of environmental matters or our dealings with local community organizations). The growing use of social media to generate, publish and discuss community news and issues and to connect with others has made it significantly easier, among other things, for individuals and groups to share their opinions of us and our activities, whether true or not. We do not have direct control over how we are perceived by others and loss of reputation could have a material adverse effect on our business, financial position and results of operations.

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

The foreign currency that primarily impacts our results of operations is the Australian dollar. We estimate that every $0.10 increase in the U.S. dollar/Australian dollar exchange rate increases annually the U.S. dollar Costs applicable to sales by approximately $84 for each ounce of gold sold from operations in Australia before taking into account the impact of currency hedging. The annual average Australian dollar exchange rate depreciated by approximately 2% from December 31, 2017 to

December 31, 2018. The annual average Australian dollar exchange rate appreciated by approximately 3% from December 31, 2016 to December 31, 2017.

Inflation may have a material adverse effect on results of operations.

Certain of our operations are located in countries that have in the past experienced high rates of inflation. It is possible that in the future, high inflation in the countries in which we operate may result in an increase in operational costs in local currencies (without a concurrent devaluation of the local currency of operations against the dollar or an increase in the dollar price of gold and copper). This could have a material adverse effect on our business, financial position and results of operations. Significantly higher and sustained rates of inflation, with subsequent increases in operational costs, could result in the deferral or closure of projects and mines in the event that operating costs become prohibitive.

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

Our operations may be adversely affected by rising energy prices or energy shortages.

Our mining operations and development projects require significant amounts of energy. Increasing global demand for energy, concerns about nuclear power and the limited growth of new energy sources are affecting the price and supply of energy. A variety of factors, including higher energy usage in emerging market economies, actual and proposed taxation of carbon emissions as well as concerns surrounding unrest and potential conflict in the Middle East, could result in increased demand or limited supply of energy and/or sharply escalating diesel fuel, gasoline, natural gas and other energy prices. Increased energy prices could negatively impact our operating costs and cash flow.

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

We are dependent upon information technology systems, which are subject to disruption, damage, failure and risks associated with implementation, upgrade and integration.

We are dependent upon information technology systems in the conduct of our operations. Our information technology systems are subject to disruption, damage or failure from a variety of sources, including, without limitation, computer viruses, security breaches, cyber-attacks, natural disasters and defects in design. Cybersecurity incidents, in particular, are evolving and include, but are not limited to, malicious software, attempts to gain unauthorized access to data and other electronic security breaches that could lead to disruptions in systems, unauthorized release of confidential or otherwise protected information and the corruption of data. We have experienced attempts by external parties to penetrate our networks and systems. Although such attempts to date have not resulted in any material breaches, disruptions, or loss of business-critical information, our systems and procedures for preparing and protecting against such attempts and mitigating such risks may prove to be insufficient in the future and attacks could have an adverse impact on our business and operations, including damage to our reputation and competitiveness, remediation costs, litigation or regulatory actions. Various measures have been implemented to manage our risks related to information technology systems and network disruptions. However, given the unpredictability of the timing, nature and scope of information technology disruptions, we could potentially be subject to production downtimes, operational delays, the compromising of confidential or otherwise protected information, destruction or corruption of data, security breaches, other manipulation or improper use of our systems and networks or financial losses from remedial actions. In addition, as technologies evolve and these cybersecurity attacks become more sophisticated, we may incur significant costs to upgrade or enhance our security measures to protect against such attacks and we may face difficulties in fully anticipating or implementing adequate preventive measures or mitigating potential harm, which could have a material adverse effect on our cash flows, competitive position, financial condition or results of operations. For instance, we engage an independent third party to conduct penetration and vulnerability testing on an annual basis and review findings and recommendations from these tests, we then seek to address any remediation actions through our ongoing cyber security program. Such efforts may incur significant costs and yet prove insufficient to deter future cybersecurity attacks or prevent all security breaches.

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

To the extent we hold or acquire interests in any joint ventures or joint operations or enter into any joint ventures or joint operations in the future, our interest in these properties is subject to the risks normally associated with the conduct of joint ventures or joint operations.

To the extent we hold or acquire interests in any joint ventures or joint operations or enter into any joint ventures or joint operations in the future, the existence or occurrence of one or more of the following circumstances and events could have a material adverse impact on our profitability or the viability of our interests held through joint ventures, which could have a material adverse impact on our future cash flows, earnings, results of operations and financial condition:

•	disagreements with partners on strategy for the most efficient development or operation of mines;
•	inability to control certain strategic decisions made in respect of properties;
•	inability of partners to meet their financial and other obligations to the joint venture, joint operation or third parties; and
•	litigation between partners regarding management, funding or other decisions related to the joint venture or joint operation.

To the extent that we are not the operator of a joint venture or joint operation properties, we will be unable to control the activities of the operator and as a result the success of such operations will be beyond our control. In many cases we will be bound by the decisions made by the operator in the operation of such property, and will rely on the operator to manage the property and to provide accurate information related to such property. We can provide no assurance that all decisions of operators of properties we do not control will achieve the expected results.

We are subject to litigation and may be subject to additional litigation in the future.

We are currently, and may in the future become, subject to litigation, arbitration or other legal proceedings with other parties. If decided adversely to Newmont, these legal proceedings, or others that could be brought against us in the future, could have a material adverse effect on our financial position or prospects. Furthermore, to the extent we sell or reduce our interest in certain assets, we may give representations and warranties and indemnities customary for such transactions and we may agree to retain responsibility for certain liabilities related to the period prior to the sale. As a result, we may incur liabilities in the future associated with assets we no longer own or in which we have a reduced interest. For a more detailed discussion of pending litigation, see Note 29 to our Consolidated Financial Statements.

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

Although we have conducted title reviews of our properties, title review does not preclude third parties from challenging our title or related property rights. While we believe that we have satisfactory title to our properties, some titles may be defective or subject to challenge by governments, indigenous or communal peoples, or private parties. For example, at our Conga project in Peru, we continue to seek resolution to a land dispute with local residents. In addition, certain of our Australian properties could be subject to native title or traditional landowner claims, and our ability to use these properties is dependent on agreements with traditional owners of the properties. A determination of defective title or risks in connection with a challenge to title rights could impact existing operations as well as exploration and development projects, and future acquisitions which could have an adverse effect on operations, our ability to develop new projects, and our financial position. For more information regarding native title or traditional landowner claims, see the discussion under the Australia Section of Item 2, Properties, in this report.

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

Newmont takes seriously our obligation to respect and promote human rights, is a signatory to and active participant in the Voluntary Principles on Security and Human Rights, and has adopted a Sustainability and Stakeholder Engagement Policy and Human Rights Standard in-line with the UN Guiding Principles on Business and Human Rights due diligence processes. Nonetheless, although the Company has implemented a number of significant measures and safeguards which are intended to ensure that personnel understand and uphold these standards, the implementation of these measures will not guarantee that personnel, national police or other security forces will uphold these standards in every instance. The evolving expectations related to human rights, indigenous rights, and environmental protections may result in opposition to our current and future operations or the development of new projects and mines. Such opposition may take the form of legal or administrative proceedings or manifestations such as protests, roadblocks or other forms of public expression against our activities, and may have a negative impact on our reputation and operations. Opposition by community and activist groups to our operations may require modification of, or preclude the operation or development of, our projects and mines or may require us to enter into agreements with such groups or local governments with respect to our projects and mines, in some cases, causing increased costs and significant delays to the advancement of our projects. The failure to conduct operations in accordance with Company standards can result in harm to employees, community members or trespassers, increase community tensions, reputational harm to Newmont or result in criminal and/or civil liability and/or financial damages or penalties.

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

We recognize the expected future tax benefit from deferred tax assets when the tax benefit is considered to be more likely than not of being realized, otherwise, a valuation allowance is applied against deferred tax assets. Assessing the recoverability of deferred tax assets requires management to make significant estimates related to expectations of future taxable income. Estimates of future taxable income are based on forecasted cash flows from operations and the application of existing tax laws in each jurisdiction. To the extent that future cash flows and taxable income differ significantly from estimates, our ability to realize the deferred tax assets could be impacted. In the future, our estimates could change requiring a valuation allowance or impairment of our deferred tax assets. Additionally, future changes in tax laws could limit our ability to obtain the future tax benefits represented by our deferred tax assets. See Note 9 to the Financial Statements under the heading “Income and Mining Taxes - Valuation of Deferred Tax Assets” and Note 2 under the heading “Summary of Significant Accounting Policies – Valuation of Deferred Tax Assets” for additional information and factors that could impact the Company’s ability to realize the deferred tax assets. At December 31, 2018, the Company’s non-current deferred tax assets were $401.

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

There can be no assurance that any rating currently assigned by Standard & Poor’s Rating Services or Moody’s Investors Service to Newmont will remain unchanged for any given period of time or that a rating will not be lowered if, in that rating agency’s judgment, future circumstances relating to the basis of the rating so warrant. If we are unable to maintain our outstanding debt and financial ratios at levels acceptable to the credit rating agencies, or should our business prospects or financial results deteriorate, our ratings could be downgraded by the rating agencies. The Company’s credit ratings have been subject to change over the years. We currently maintain a Standard & Poor’s rating of “BBB” and a Moody’s Investors Service rating of Baa2. We cannot make assurances regarding how long these ratings will remain unchanged or regarding the outcome of the rating agencies future reviews (including following any planned or future business combinations). A downgrade by the rating agencies could adversely affect the value of our outstanding securities, our existing debt and our ability to obtain new financing on favorable terms, if at all, and increase our borrowing costs, which in turn could impair our results of operations and financial position.

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

Risks Related to Our Industry

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

•	Social, community or labor force disputes or stoppages;
•	Changes to legal and regulatory requirements;
•	Security incidents, including activities of illegal or artisanal miners, gold bullion or concentrate theft, and corruption and fraud;
•	Shortages in materials or equipment and energy and electrical power supply interruptions or rationing;
•	Failure of unproven or evolving technologies or loss of information integrity or data;
•	Surface or underground fires or floods;
•	Unexpected geological formations or conditions (whether in mineral or gaseous form);

•	Metallurgical conditions and gold recovery, including unexpected decline of ore grade;
•	Unanticipated changes in inventory levels at heap-leach operations;
•	Ground and water conditions;
•	Fall-of-ground accidents in underground operations;
•	Failure of mining pit slopes and tailings dam walls;
•	Seismic activity; and
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

As a result of public concern about the real or perceived detrimental effects of economic globalization and global climate impacts, businesses generally and large multinational corporations in natural resources industries, such as Newmont, in particular, face increasing public scrutiny of their activities. These businesses are under pressure to demonstrate that, as they seek to generate satisfactory returns on investment to shareholders, other stakeholders, including employees, governments, communities surrounding operations and the countries in which they operate, benefit and will continue to benefit from their commercial activities. Such pressures tend to be particularly focused on companies whose activities are perceived to have a high impact on their social and physical environment. In Ghana, for instance, a number of community related demonstrations occurred during 2018 in response to the perceived impacts of our operations on the land and on fairness of compensation. Similarly, a number of community based groups continue pressuring the company for additional benefits related to jobs, training and benefit sharing. The company is seeking mechanisms for dialogue to understand concerns and address impacts and benefits in a transparent and participatory manner. The potential consequences of these pressures include reputational damage, legal suits, increasing social investment obligations to communities and pressure to increase taxes and royalties payable to governments.

Our exploration, development, mining and processing operations are subject to extensive laws and regulations governing worker health and safety and land use and the protection of the environment, which generally apply to air and water quality, protection of endangered, protected or other specified species, hazardous waste management and reclamation. For example, in recent years, plans to protect the greater sage grouse, a species whose natural habitat is found across much of the western United States, have been an area of significant focus. As a result, in 2016, Newmont, the State of Nevada and federal agencies agreed to a historic conservation agreement for 1.5 million acres of public and private lands managed by Newmont to protect and enhance the habitat of the greater sage grouse and other sagebrush ecosystem species. Following a programmatic review of federal greater sage grouse management plans, the US Department of Interior developed revised plans and analyzed their potential effects pursuant to the National Environmental Policy Act. The public review of the proposed revised resource management plans is ongoing and implementation decisions are pending. The extent to which sage grouse conservation plans will be further revised and whether land withdrawals limiting development activities occurring on federal lands may occur remains unclear. No assurances can be made that possible land use restrictions will not have an adverse impact on our growth plans or not result in delays in project development, constraints on exploration and constraints on operations in impacted areas.

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

Future changes in applicable laws, regulations, permits and approvals or changes in their enforcement or regulatory interpretation could substantially increase costs to achieve compliance, lead to the revocation of existing or future exploration or mining rights or otherwise have an adverse impact on our results of operations and financial position. For instance, the operation of our mines in the United States is subject to regulation by the U.S. Mine Safety and Health Administration (“MSHA”) under the Federal Mine Safety and Health Act of 1977 (the “Mine Act”). MSHA inspects our mines on a regular basis and issues various citations and orders when it believes a violation has occurred under the Mine Act. Over the past several years MSHA has significantly increased the numbers of citations and orders charged against mining operations and increased the dollar penalties assessed for citations issued. If MSHA inspections result in an alleged violation, we may be subject to fines, penalties or sanctions and our mining operations could be subject to temporary or extended closures. MSHA issued fines, penalties or sanctions and mandated temporary or extended closures could have an adverse effect on our results of operations and financial position. See Exhibit 95 to this report for additional information regarding certain MSHA orders and citations issued during the year ended December 31, 2018.

Increased global attention or regulation on consumption of water by industrial activities, as well as water quality discharge, and on restricting or prohibiting the use of cyanide and other hazardous substances in processing activities could similarly have an adverse impact on our results of operations and financial position due to increased compliance and input costs.

We have implemented a management system designed to promote continuous improvement in health and safety, environmental performance and community relations. However, we nevertheless in 2018 experienced seven fatalities, six at our operations in Ghana and one at our operations in Nevada, which involved subsequent investigations by Ghana’s Mineral Commission and the MSHA, respectively. See Item 4 “Mine Safety Disclosures” for additional information on these incidents. Our ability to operate (including the effect of any impact on our workforce)  and thus, our results of operations and our financial position (including because of potential related fines and sanctions), could be adversely affected by accidents or events detrimental (or perceived to be detrimental) to the health and safety of our employees, the environment or the communities in which we operate.

We may be unable to obtain or retain necessary permits, which could adversely affect our operations.

Our mining and processing operations and development and exploration activities are subject to extensive permitting requirements. The requirements to obtain and/or achieve or maintain full compliance with such permits can be costly and involve extended timelines. While we strive to obtain and comply with all permits required of us, there can be no assurance that we will obtain all such permits and/or achieve or maintain full compliance with such permits at all times. Previously obtained permits may be suspended or revoked for a number of reasons, including through government or court action. Failure to obtain and/or comply with required permits can have serious consequences, including damage to our reputation; cessation of the development of a project; increased costs of development or production and litigation or regulatory action, any of which could materially adversely affect our business, results of operations or financial condition.

Our ability to obtain the required permits and approvals to explore for, develop and operate mines and to successfully operate near communities in the jurisdictions in which we operate depends in part on our ability to develop, operate and close mines in a manner that is consistent with the creation of social and economic benefits in the surrounding communities, which may or may not be required by law. Our ability to obtain permits and approvals and to operate near certain communities may be adversely impacted by real or perceived detrimental events associated with our activities or those of other mining companies affecting the environment, health and safety of communities in which we operate. Key permits and approvals may be revoked or suspended or may be adjusted in a manner that adversely affects our operations, including our ability to explore or develop properties, commence production or continue operations.

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

Some of the countries in which we operate have implemented, and are developing, laws and regulations related to climate change and greenhouse gas emissions. In December 2009, the United States Environmental Protection Agency (“EPA”) issued an endangerment finding under the U.S. Clean Air Act that current and projected concentrations of certain mixed greenhouse gases, including carbon dioxide, in the atmosphere threaten the public health and welfare. Additionally, the United States and China signed a bilateral agreement in November 2014 that committed the United States to reduce greenhouse gas emissions by an additional 26% to 28% below 2005 levels by the year 2025. The EPA in August 2015 issued final rules for the Clean Power Plan under Section 111 (d) of the Clean Air Act designed to reduce greenhouse gas emissions at electric utilities in line with reductions planned for the compliance with the Paris Agreement. On October 16, 2017, the EPA as part of a regulatory review directed by the Energy Independence Executive Order has proposed a repeal of the Clean Power Plan. In Australia the Emissions Reduction Fund legislation, Safeguard Mechanism Rule 2015 came into effect on July 1, 2016. Facilities that exceed the baseline mandated by the law in future years are required to purchase Australian Carbon Credit Units (ACCUs).

Legislation and increased regulation and requirements regarding climate change could impose increased costs on us, our venture partners and our suppliers, including increased energy, capital equipment, environmental monitoring and reporting and other costs to comply with such regulations. In August 2015, the EPA issued the final rules for the Clean Power Plan under Section 111(d) of the Clean Air Act. Under the Clean Power Plan Newmont’s TS Power Plant would be subject to greenhouse gas emission reductions as part of the Nevada compliance plan. The EPA has subsequently issued the Affordable Clean Energy Rule in August 2018, which would eliminate the emission reduction standards proposed in the Clean Power Plan. The Clean Power Plan is currently in litigation in the Washington DC Circuit preventing the implementation of either rule.

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

Newmont and the mining industry are facing continued geotechnical challenges due to the older age of certain of our mines and a trend toward mining deeper pits and more complex deposits. This leads to higher pit walls, more complex underground environments and increased exposure to geotechnical instability and hydrological impacts. As our operations are maturing, the open pits at many of our sites are getting deeper and we have experienced certain geotechnical failures at some of our mines, including, without limitation, at our operations in Australia, Nevada, Ghana, Peru and Colorado. For example, pit failures at the Silverstar pit and Gold Quarry pit of the Carlin operation in 2018 and in the eastern wall of the open pit of the KCGM operation in 2018 resulted in temporary shutdowns and have impacted production. See also the risk factor under the heading “Mining companies are increasingly required to consider and provide benefits to the communities and countries in which they operate, and are subject to extensive environmental, health and safety laws and regulations” earlier in this section.

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

In addition, Newmont has numerous operational and closed tailings impoundments in a variety of climatic and topographic settings. Annually, the Company manages and places more than 100 million tonnes of tailings. Recognizing the importance of careful design, management and monitoring, Newmont conducts extensive siting, engineering, environmental and social studies to support the specific selection and design of each facility. Newmont’s engineering, construction and operating standards and technical guidance explicitly cover tailings management and establish requirements throughout their operating and post-mine closure life. The design, construction and operation of all tailings impoundment facilities are scrutinized through our investment system process, supported by inspections and audits, critical controls and strict application of annual inspections by independent qualified geotechnical engineers. Newmont’s environmental standards also cover the long-term management of tailings impoundment facilities. The failure of tailings dam and storage facilities and other impoundments at our mining sites could cause severe, and in some cases catastrophic, property and environmental damage and loss of life. For example, in early 2019, the extractive industry experienced a large scale tailings dam failure at an unaffiliated mine, which resulted in numerous fatalities and caused extensive property and environmental damage. Recognizing this risk, Newmont continues to review and enhance our existing practices. However, no assurance can be given that these events will not occur in the future. See also the risk factor under the heading “We may experience increased costs or losses resulting from the hazards and uncertainties associated with mining” earlier in this section.

Geotechnical or tailings storage facility failures could result in limited or restricted access to mine sites, suspension of operations, government investigations, increased monitoring costs, remediation costs and other impacts, which could result in a material adverse effect on our results of operations and financial position.

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

Risks Related to the Jurisdictions in Which We Operate

Our operations are subject to risks of doing business in multiple jurisdictions.

Exploration, development, production and mine closure activities are subject to regional, political, economic, community and other risks of doing business in multiple jurisdictions, including:

•	Potential instability of foreign governments and changes in government policies, including relating to or in response to changes of U.S. laws or foreign policies;
•	Expropriation or nationalization of property;
•	Restrictions on the ability to pay dividends offshore or to otherwise repatriate funds;
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
•

Other risks arising out of foreign sovereignty over the areas in which our operations are conducted, including risks inherent in contracts with government owned entities such as unilateral cancellation or renegotiation of contracts, licenses or other mining rights;

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

•	Increases in training and other costs and challenges relating to requirements by governmental entities to employ the nationals of the country in which a particular operation is located;
•	Increased financing costs;
•	Currency fluctuations, particularly in countries with high inflation;
•	Foreign exchange controls;
•

Increases in costs relating to, or restrictions or prohibitions on, the use of ports for concentrate storage and shipping, such as in relation to our Boddington operation where use of alternative ports is not currently economical, or in relation to our ability to procure economically feasible ports for developing projects;

•

Risk of disruption, damage or failure of information technology systems, and risk of loss and operational delays due to impacts to operational technology systems, such as due to cyber-attacks, malicious software computer viruses, security breaches, design failures and natural disasters;

•	Risk of loss due to disease, such as malaria or the Zika virus, and other potential endemic health issues, such as Ebola; and
•	Disadvantage and risk of loss due to the limitations of certain local health systems and infrastructure to contain diseases and potential endemic health issues.

Consequently, our exploration, development and production activities may be affected by these and other factors, many of which are beyond our control, some of which could materially adversely affect our financial position or results of operations.

Changes in mining or investment policies or shifts in political and social attitudes in the jurisdictions in which we operate may adversely affect our operations or profitability.

Our operations may be affected in a number of ways by laws and regulations related, but not limited to: restrictions on production; price controls; export controls; import restrictions, such as restrictions applicable to, among other things, equipment, services and supplies, currency remittance, income taxes, expropriation of property, foreign investment, maintenance of mineral claims, environmental legislation, land use, surface land access, land claims of local communities, water use, and mine safety. Failure to comply strictly with applicable laws, regulations and local practices relating to mineral right applications and tenure could result in loss, reduction or expropriation of entitlements, or the imposition of additional local or foreign parties as partners with carried or other interests, any of which may adversely affect our operations or profitability.

In addition, as governments continue to struggle with deficits and concerns over the potential and actual effects of depressed economic conditions, many of them have targeted the mining and metals sector in order to raise revenue. Governments are continually assessing the fiscal terms of the economic rent for a mining company to exploit resources in their countries. Numerous countries have implemented changes to their mining regimes that reflect increased government control over or participation in the mining sector, including, but not limited to, changes of law affecting foreign ownership and takeovers, mandatory government participation in mining enterprises, taxation and royalties, working conditions, rates of exchange, exchange controls, exploration licensing, export duties, repatriation of income or return of capital, environmental protection, as well as requirements intended to boost the local economy, including usage of local goods and employment of local and community staff or contractors, among other benefits to be provided to local residents. The effects of the various requirements and uncertainties related to the economic risks of operating in foreign jurisdictions cannot be accurately predicted and could have a material adverse effect on our financial position or results of operations.

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

Construction activities on our Conga project were suspended on November 30, 2011, at the request of Peru’s central government following increasing protests in Cajamarca by anti-mining activists led by the regional president. At the request of the Peruvian central government, the environmental impact assessment prepared in connection with the project, which was previously approved by the central government in October 2010, was reviewed by independent experts in an effort to resolve allegations around the environmental viability of Conga. This review concluded that the environmental impact assessment complied with international standards and provided some recommendations to improve water management. Yanacocha focused on the construction of water reservoirs prior to the development of other project facilities. However, development of Conga is contingent upon generating acceptable project returns and getting local community and government support. Under the current social and political environment, the Company does not anticipate being able to develop Conga for at least the next five years. Due to the uncertainty surrounding the project’s development, the Company has allocated its exploration and development capital to other projects in recent years, and the Conga project is currently in care and maintenance. Should the Company be unable to develop the Conga project, the Company may have to consider other alternatives for the project, which may result in a future impairment charge.

The Central Government of Peru continued to support responsible mining as a vehicle for the growth and future development of Peru in 2018. However, we are unable to predict whether the Central government will continue to take similar positions in the future. The regional government of Cajamarca and other political parties actively opposed the Conga project in the past. We are unable to predict the positions that will be taken in the future and whether such positions or changes in law will affect Yanacocha or Conga. Such changes may include increased labor regulations, environmental and other regulatory requirements, and additional taxes and royalties, as well as future protests, community demands and road blockages. We cannot predict future positions of either the Central or regional government on foreign investment, mining concessions, land tenure or other regulation. Any change in government positions or laws on these issues could adversely affect the assets and operations of Yanacocha or Conga, which could have a material adverse effect on our results of operations and financial position. Additionally, the inability to develop Conga or operate at Yanacocha could have an adverse impact on our growth and production in the region.

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

We hold a 75% interest in the Merian gold mine in the mid-eastern part of Suriname. The president of Suriname and others, including a number of members of the current administration, have been named defendants in a trial in connection with the deaths of certain political opponents in 1982. Those proceedings were previously halted based upon an executive order. However, in January 2017, a court in Suriname directed that the trial be recommenced and such trial proceeding ended on November 30, 2018. The trial entered the final stage of rendering a verdict by the court. The exact date for the judgement by the court is not yet known, but judgement is expected in the first half of 2019. The prosecutor in the trial has recommended that the current president be sentenced to 20 years prison for murder. Such a sentencing could result in civil and political instability, and heighten the risk of abrupt changes in the government and national policy impacting foreign investment and operators.

Operations in Suriname are governed by a mineral agreement with the Republic of Suriname that establishes the terms and conditions under which Merian operations and development are conducted. The mineral agreement was approved by parliament and requires approval by parliament to change. No assurances can be made that the government will not request changes to the agreement in the future. While the government is generally considered by the Company to be mining friendly, it is possible that the current or future government may adopt substantially different policies, make changes in taxation treatment or regulations, take arbitrary action which might halt operations, increase costs, or otherwise impact mining and exploration rights and/or permits, any of which could have a material and adverse effect on the Company's future cash flows, earnings, results of operations and/or financial condition.

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

Artisanal and illegal miners have been active on, or adjacent to, the Merian mine in recent years. See the risk factor under the heading “Civil disturbances, criminal activities, including illegal mining, and artisanal mining, occurs on or adjacent to certain of our properties, which can disrupt business and expose the Company to liability” earlier in this “Risk Factors” section for additional information.

Risks Related To Our Common Stock

The Proposed Transaction could negatively affect the price of our common stock as a response to the Proposed Transaction, significant delays in consummation of the arrangement, or the termination of the Arrangement Agreement.

The market price of our common stock may vary significantly from the price on the date of the Arrangement Agreement (as defined below). Negative market response to the Proposed Transaction, or any significant delays in the consummation of the arrangement could negatively affect our stock price. In addition, there can be no assurance that the conditions to the consummation of the Proposed Transaction will be satisfied in a timely manner or at all. If the arrangement is not consummated or is delayed, the market price of our common stock may decline significantly, particularly to the extent the market price reflects a market assumption that the arrangement will be consummated or will be consummated in a particular timeframe.

Stock price changes may result from a variety of factors that are beyond our control, including:

•	market reaction to the announcement of the Proposed Transaction and market assessment of the likelihood of the Proposed Transaction being consummated;
•	changes in the respective businesses, operations or prospects of Newmont or Goldcorp, including their respective ability to meet earnings estimates;
•	governmental or litigation developments or regulatory considerations affecting Newmont or Goldcorp or the mining industry;

•	general business, market, industry or economic conditions;
•	the worldwide supply/demand balance for gold and copper and the prevailing commodity price environment; and
•	other factors beyond our control, including those described elsewhere in, or incorporated by reference into, this “Risk Factors” section.

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

Risks Relating to the Proposed Transaction

As disclosed in this Form 10-K, including in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview,” on January 14, 2019, the Company entered into a definitive agreement (the “Arrangement

Agreement”) to acquire all outstanding common shares of Goldcorp in a primarily stock transaction. The Proposed Transaction could subject us to significant risks, including those described below.

The Proposed Transaction is subject to satisfaction or waiver of several conditions.

The Proposed Transaction is conditional upon, among other things, approval of the issuance of Newmont common stock to Goldcorp shareholders in exchange for their Goldcorp common shares pursuant to the Arrangement Agreement and authorization to amend and restate Newmont’s certificate of incorporation to increase Newmont’s authorized shares of common stock by Newmont’s stockholders, approval of the Proposed Transaction by Goldcorp shareholders, and Newmont and Goldcorp having obtained all government or regulatory approvals required by law, policy or practice, including, without limitation, approval of competition or antitrust and/or foreign investment authorities in Canada, Mexico and Korea. There can be no assurance that any or all such approvals will be obtained.

The Arrangement Agreement may be terminated in certain circumstances.

Each of Newmont and Goldcorp has the right to terminate the Arrangement Agreement in certain circumstances. For instance, either party may terminate the Arrangement Agreement if the transaction has not been completed by July 31, 2019 and the parties do not mutually agree to extend the Arrangement Agreement. Failure to complete the Proposed Transaction could negatively impact the trading price of our common stock or otherwise adversely affect Newmont’s business.

If the Proposed Transaction is not completed as a result of, among other reasons, a change in recommendation by us or a breach of a representation or warranty made by us in the Arrangement Agreement and prior to termination there is an acquisition proposal for us announced and within 12 months we enter into an agreement or consummate an acquisition proposal, we will be required to pay a termination fee of $650 to Goldcorp in connection with the termination of the Arrangement Agreement. If the termination fee is ultimately required to be paid to Goldcorp, the payment of such fee will have an adverse impact on our financial results.

The issuance of a significant number of shares of our common stock and a resulting “market overhang” could adversely affect the market price of shares of our common stock after completion of the Proposed Transaction.

On completion of the Proposed Transaction, a significant number of additional shares of our common stock will be issued and available for trading in the public market. The increase in the number of shares of our common stock may lead to sales of such shares or the perception that such sales may occur (commonly referred to as “market overhang”), either of which may adversely affect the market for, and the market price of, shares of our common stock.

We do not currently control Goldcorp and its subsidiaries.

We will not control Goldcorp and its subsidiaries until completion of the Proposed Transaction and the business and results of operations of Goldcorp may be adversely affected by events that are outside of our control during the intervening period. The performance of Goldcorp may be influenced by, among other factors, economic downturns, changes in commodity prices, political instability in the countries in which Goldcorp operates, changes in applicable laws, expropriation, increased environmental regulation, volatility in the financial markets, unfavorable regulatory decisions, litigation, rising costs, civic and labor unrest, disagreements with joint venture partners, delays in ongoing exploration and development projects and other factors beyond our control. As a result of any one or more of these factors, among others, the operations and financial performance of Goldcorp may be negatively affected, which may adversely affect the future financial results of the combined company.

Goldcorp and Newmont may be the targets of legal claims, securities class actions, derivative lawsuits and other claims and negative publicity related to the Proposed Transaction.

Goldcorp and Newmont may be the target of securities class actions and derivative lawsuits which could result in substantial costs and may delay or prevent the Proposed Transaction. Securities class action lawsuits and derivative lawsuits are often brought against companies that have entered into an agreement to acquire a public company or to be acquired. Third parties may also attempt to bring claims against Newmont or Goldcorp seeking to restrain the Proposed Transaction or seeking monetary compensation or other remedies. Even if the lawsuits are without merit, defending against these claims can result in substantial costs and divert management time and resources. Additionally, if a plaintiff is successful in obtaining an injunction prohibiting consummation of the Proposed Transaction, then that injunction may delay or prevent the Proposed Transaction.

In addition, political and public attitudes towards the Proposed Transaction could result in negative press coverage and other adverse public statements affecting Newmont and Goldcorp. Adverse press coverage and other adverse statements could lead to investigations by regulators, legislators and law enforcement officials or in legal claims or otherwise negatively impact the ability of the combined company to take advantage of various business and market opportunities. The direct and indirect effects of negative publicity, and the demands of responding to and addressing it, may have a material adverse effect on the combined company’s business, financial condition and results of operations.

We may not realize the anticipated benefits of the Proposed Arrangement and the integration of Goldcorp may not occur as planned.

The Proposed Transaction has been agreed with the expectation that its completion will result in an increase in sustained profitability, cost savings and enhanced growth opportunities for the combined company. These anticipated benefits will depend in part on whether Goldcorp’s and Newmont’s operations can be integrated in an efficient and effective manner. A significant number of operational and strategic decisions and certain staffing decisions with respect to integration of the two companies have not yet been made. These decisions and the integration of the two companies will present challenges to management, including the integration of systems and personnel of the two companies which may be geographically separated, anticipated and unanticipated liabilities, unanticipated costs (including substantial capital expenditures required by the integration) and the loss of key employees.

The performance of the combined company’s operations after completion of the Proposed Transaction could be adversely affected if, among other things, the combined company is not able to achieve the anticipated savings and synergies expected to be realized in entering the Proposed Transaction, or retain key employees to assist in the integration and operation of Goldcorp and Newmont. The consummation of the Proposed Transaction may pose special risks, including one-time write-offs, restructuring charges and unanticipated costs. In addition, the integration process could result in diversion of the attention of management and disruption of existing relationships with suppliers, employees, customers and other constituencies of each company. Although Newmont and its advisors have conducted due diligence on the operations of Goldcorp, there can be no guarantee that Newmont is aware of any and all liabilities of Goldcorp. As a result of these factors, it is possible that certain benefits expected from the combination of Goldcorp and Newmont may not be realized.

Goldcorp’s public filings are subject to Canadian disclosure standards, which differ from SEC disclosure requirements.

Our reserve estimates have been prepared in accordance with Industry Guide 7 published by the SEC. We have not been involved in the preparation of Goldcorp’s mineral reserve and mineral resource estimates. Goldcorp’s mineral reserves and mineral resource estimates were prepared in accordance with the disclosure standards of National Instrument 43-101 – Standards of Disclosure for Mineral Projects (“NI 43-101”) and the Canadian Institute of Mining and Metallurgy Classification system under Canadian securities laws, which differ from the requirements of United States securities laws.

Industry Guide 7 and NI 43-101 have similar goals in terms of conveying an appropriate level of confidence in the disclosures being reported, but embody different approaches and definitions. For example, the terms “Mineral Reserve,” “Proven Mineral Reserve” and “Probable Mineral Reserve” are Canadian mining terms as defined in NI 43-101, and these definitions differ from the definitions in Industry Guide 7. The terms “mineral resource,” “measured mineral resource,” “indicated mineral resource” and “inferred mineral resource” are defined in and required to be disclosed in accordance with NI 43-101, but these terms are not defined terms under Industry Guide 7 and are normally not permitted to be used in reports and registration statements filed with the SEC. “Inferred mineral resources” under NI 43-101 have a great amount of uncertainty as to the existence of such resources and their economic and legal feasibility. A significant amount of exploration must be completed in order to determine whether an inferred mineral resource may be upgraded to a higher category. By contrast, under Industry Guide 7 standards, a “final or “bankable” feasibility study is typically required to report reserves or cash flow analysis to designate reserves. Further, under Industry Guide 7, mineralization may not be classified as a “reserve” unless the determination has been made that the mineralization could be economically and legally produced or extracted at the time the reserve determination is made.

Expectations regarding the combined mineral reserves and mineral resources of Newmont and Goldcorp following the closing of the Proposed Transaction will remain subject to adjustment, pending continuing review of Goldcorp’s mineral resources in accordance with SEC Industry Guide 7 standards. Future adjustment may occur due to differing standards, required study levels, price assumptions, future divestments and acquisitions and other factors.

The combined company will face political risks in new jurisdictions.

Goldcorp’s principal operations, development and exploration activities and significant investments are held in Canada, Mexico, Chile, Argentina, and the Dominican Republic, some of which may be considered to have an increased degree of political and sovereign risk. Any material adverse changes in government policies or legislation of such countries or any other country that Goldcorp has economic interests in may affect the viability and profitability of the combined company following the Proposed Transaction.

While the governments in Canada, Mexico, Chile, Argentina, the Dominican Republic and other countries in which Goldcorp has mining operations or development or exploration projects have historically supported the development of natural resources by foreign companies, there is no assurance that such governments will not in the future adopt different regulations policies or interpretations with respect to, but not limited to, foreign ownership of mineral resources, royalty rates, taxation, rates of exchange, environmental protection, labor relations, repatriation of income or return of capital, restrictions on production or processing, price controls, export controls, currency remittance, or the obligations of Goldcorp under its respective mining codes and stability conventions. The possibility that such governments may adopt substantially different policies or interpretations, which might extend to the expropriation of assets, may have a material adverse effect on the combined company following the Proposed Transaction. Political risk also includes the possibility of terrorism, civil or labor disturbances and political instability. No assurance can be given that applicable governments will not revoke or significantly alter the conditions of the applicable exploration and mining authorizations nor can assurance be given that such exploration and mining authorizations will not be challenged or impugned by third parties. The effect of any of these factors may have a material adverse effect on the combined company’s results of operations and financial condition.

Increased exposure to foreign exchange fluctuations and capital controls may adversely affect the combined company’s earnings and the value of some of the combined company’s assets.

Our reporting currency is the US dollar and the majority of our earnings and cash flows are denominated in US dollars. The operations of Goldcorp are also conducted in US dollars, but Goldcorp conducts some of its business in currencies other than the US dollar and, as a result, following the Proposed Transaction, the combined company’s consolidated earnings and cash flows may be impacted by movements in the exchange rates to a greater extent than prior to the Proposed Transaction. In particular, any change in the value of the currencies of the Canadian Dollar, the Mexican Peso, the Dominican Peso, the Argentine Peso, or the Chilean Peso versus the US dollar following the Proposed Transaction could negatively impact the combined company’s earnings, and could negatively impact the combined company’s ability to realize all of the anticipated benefits of the Proposed Transaction.

In addition, from time to time, emerging market countries such as those in which the combined company will operate adopt measures to restrict the availability of the local currency or the repatriation of capital across borders. These measures are imposed by governments or central banks, in some cases during times of economic instability, to prevent the removal of capital or the sudden devaluation of local currencies or to maintain in-country foreign currency reserves. In addition, many emerging markets countries require consents or reporting processes before local currency earnings can be converted into U.S. dollars or other currencies and/or such earnings can be repatriated or otherwise transferred outside of the operating jurisdiction. These measures may have a number of negative effects on the combined company, reduction of the immediately available capital that the combined company could otherwise deploy for investment opportunities or the payment of expenses. In addition, measures that restrict the availability of the local currency or impose a requirement to operate in the local currency may create other practical difficulties for the company.

New legislation and tax risks in certain Goldcorp operating jurisdictions.

Goldcorp has operations and conducts business in a number of jurisdictions in which we do not currently operate or conduct business, which may increase our susceptibility to sudden tax changes. Taxation laws of these jurisdictions are complex, subject to varying interpretations and applications by the relevant tax authorities and subject to changes and revisions in the ordinary course. Any unexpected taxes imposed on the combined company could have a material and adverse impact on the combined company.

Failure by Goldcorp to comply with applicable laws prior to the Proposed Transaction could subject the combined company to adverse consequences following the Proposed Transaction.

Goldcorp is subject to anti-corruption and anti-bribery laws, including the U.S. Foreign Corrupt Practices Act and the Corruption of Foreign Public Officials Act (Canada). The foregoing laws prohibit companies from making improper payments to officials, require the maintenance of records and require adequate internal controls. Following the Proposed Transaction, the combined company may be liable for any violation of the foregoing laws attributable to Goldcorp prior to the Proposed Transaction.

Goldcorp is also subject to a wide variety of laws relating to the environment, health and safety, taxes, employment, labor standards, money laundering, terrorist financing and other matters.

Failure by Goldcorp to comply with any of the foregoing legislation prior to the Proposed Transaction could result in severe criminal or civil sanctions, and may subject the combined company to other liabilities, including fines, prosecution and reputational damage, all of which could have a material adverse effect on the business, consolidated results of operations and consolidated financial condition of the combined company. The compliance mechanisms and monitoring programs adopted and implemented by Goldcorp prior to the Proposed Transaction may not adequately prevent or detect possible violations of such applicable laws. Investigations by governmental authorities related to any actual or perceived violation of the foregoing laws could also have a material adverse effect on the business, consolidated results of operations, and consolidated financial condition of the combined company.

ITEM 2.PROPERTIES (dollars in millions, except per share, per ounce and per pound amounts)

Twin Creeks
Nevada
Cripple Creek & Victor
Phoenix
Carlin
Long Canyon
Merian
Yanacocha
Ahafo
Akyem
Tanami
Boddington
KCGM
Gold
Gold/Copper

Production and Development Properties

Newmont’s significant production and development properties are described below. Operating statistics for each region are presented in a table in the Operating Statistics section. In addition, Newmont holds investment interests in Canada, Colombia, Mexico and various other locations.

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

Carlin, Nevada, USA. (100% owned) Carlin is located 25 miles west of Elko, Nevada off of Interstate 80 and can be accessed by paved highway. Newmont has been mining gold at Carlin since 1965 and either owns the private fee land and unpatented mining claims, which are renewed annually, or controls the land through long-term mining leases associated with the minerals and surface area within the boundaries of the present operations. Properties held under long-term mining leases expire at varying dates over the next 40 years. With respect to a portion of the Gold Quarry pit, we pay a royalty equivalent to 16.2% of the mineral production. With respect to various other Carlin deposits, we pay third-party royalties that vary from 1% to 8% of production.

The Carlin complex consists of four open pits and four underground mines. The open pits include the Emigrant and the Gold Quarry pits in the South end of the Carlin Trend and the Silverstar and Goldstar pits in the North end of the Carlin Trend. The Emigrant open pit ceased mining operations in December 2018 while residual leaching of gold continues. The underground mines include Leeville, which is a shaft mine, along with Chukar, Pete Bajo and Exodus, which are portal mines. The majority of the underground ore as well as higher-grade surface refractory ores are processed through the roaster at Mill 6, which consists of a grinding circuit, roasting circuit and a conventional carbon-in leach circuit. Mill 6 processed approximately 3.3 million tons of ore in

2018. Higher-grade surface oxide ores are processed by conventional milling and cyanide leaching at Mill 5. Additionally, Mill 5 operates as a flotation mill treating lower grade, non-carbonaceous, sulfidic refractory ore to produce a gold/pyrite concentrate. Mill 5 processed approximately 4.9 million tons of ore in 2018. Lower-grade surface material with suitable cyanide solubility is treated on one of four heap leach pads. Carlin is a sediment-hosted disseminated gold deposit with an available mining fleet consisting of six shovels and 47 haul trucks, which range from 150 to 250 tons.

Brownfield exploration and development for new reserves is ongoing.

Power is supplied by Wells Rural Electric Company (“WREC”) in the southern section of the property and in the northern section of the property power is partially supplied by a power plant Newmont built and placed in operations in 2008. Power generated is sold to NV Energy and then repurchased by the operations.

Carlin’s gross property, plant and mine development at December 31, 2018 was $4,331. Carlin produced 927,000 ounces of gold in 2018 and reported 12.5 million ounces of gold reserves at December 31, 2018.

Phoenix, Nevada, USA. (100% owned) Phoenix is comprised of the Phoenix operations and the Lone Tree operations. The Phoenix and Lone Tree properties are owned through fee property and unpatented mining claims, which are renewed annually.

Phoenix is an open pit operation, located approximately 10 miles south of Battle Mountain, Nevada and can be accessed by paved highway to a Newmont maintained dirt road. Phoenix was acquired through the Battle Mountain Gold merger and began operations in 2006.

Phoenix is a skarn-hosted polymetallic massive sulfide replacement deposit. The Phoenix mill produces a gravity gold concentrate and a copper/gold flotation concentrate and recovers additional gold from cyanide leaching of the flotation tails. The Phoenix surface mine’s available mining fleet consists of three shovels and twenty 240-ton haul trucks. Process facilities include a flotation mill, which processed approximately 12.2 million tons of ore in 2018, a carbon-in-leach plant, a copper leach pad and a solvent extraction electrowinning (“SX/EW”) plant. The copper leach and SX/EW plant allows for the production of copper cathode.

Brownfield exploration and development for new reserves is ongoing.

Lone Tree is an open pit operation, located approximately 20 miles northwest of Battle Mountain, Nevada and can be accessed by paved highway. Lone Tree was acquired through the Santa Fe merger and began operations in 1991.

Mining was completed in 2007, with residual leaching and ongoing reclamation activities. Lone Tree’s available mining fleet consists of two haul trucks, which range from 150 tons to 190 tons, to handle leach material for residual leaching operations. The site also has an autoclave and flotation mill, which are currently on care and maintenance.

Power is partially supplied by a power plant built by Newmont and placed in operations in 2008. Power generated is sold to NV Energy and then repurchased by the operations.

The Phoenix operations’ gross property, plant and mine development at December 31, 2018 was $1,308. The Phoenix operations produced 241,000 ounces of gold and 32 million pounds of copper in 2018. At December 31, 2018, the Phoenix operations reported 2.9 million ounces of gold reserves and 890 million pounds of copper reserves.

Twin Creeks, Nevada, USA. The Twin Creeks property is comprised of the Twin Creeks mine (100% owned) and the Turquoise Ridge joint venture (25% owned).

Twin Creeks is comprised of an open pit and an underground operation. The Twin Creeks open pit is located approximately 15 miles north of Golconda, Nevada and can be accessed by paved highway to a dirt road maintained by Newmont. The Twin Creeks open pit mine began operations in 1987 and was acquired through the Santa Fe merger in 1997. The Twin Creeks underground mine is located below and north of the Vista Pit within the Twin Creeks open pit footprint. First production for the underground mine began in August 2017 and commercial production began in July 2018. The property is owned through fee property and unpatented mining claims, which are renewed annually.

Twin Creeks is a sediment-hosted disseminated gold deposit. Higher-grade oxide ores are processed by conventional milling and cyanide leaching at the Juniper mill. Higher-grade refractory ores are processed in the Sage autoclave and lower-grade material with suitable cyanide solubility is treated on heap leach pads. Twin Creeks’ available mining fleet consists of two shovels and fourteen 240-ton haul trucks. The process facilities include an autoclave, which processed approximately 4.1 million tons of ore in 2018, an oxide mill, which processed 926,000 tons of ore in 2018, and three leach pads.

Brownfield exploration and development for new reserves is ongoing.

Power is partially supplied by a power plant Newmont built and placed in operations in 2008. Power generated is sold to NV Energy and then repurchased by the operations.

Turquoise Ridge is an underground gold mine located in Golconda, Nevada and can be accessed by a paved highway to a dirt road maintained by Newmont. Turquoise Ridge is a joint venture with a subsidiary of Barrick Gold Corporation (“Barrick”), where Barrick is the operator. We have a 25% interest in Turquoise Ridge and we report our interest on a pro rata basis. The operation includes a refractory ore deposit, which utilizes the Twin Creeks autoclave for processing. Additionally, we have a toll milling agreement with Barrick for processing capacity at Twin Creeks. The agreement has a term of seven years and provides milling capacity to Turquoise Ridge of 850,000 tons per year in 2018 and 2019 and 1.2 million tons per year from 2020 through 2024.

The Twin Creeks operations’ gross property, plant and mine development at December 31, 2018 was $1,308. The Twin Creeks operation produced 359,000 ounces of gold in 2018 and reported 5.5 million ounces of attributable gold reserves at December 31, 2018.

Long Canyon, Nevada, USA. (100% owned) Long Canyon is an open pit operation located approximately 75 miles east of Elko, Nevada off of Interstate 80 and can be accessed by paved highway. Long Canyon was acquired in 2011 through the purchase of Fronteer Gold Inc. The property is owned through fee property and unpatented mining claims, which are renewed annually. Commercial production at Long Canyon was achieved in November 2016.

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

Power is supplied by WREC.

Long Canyon’s gross property, plant and mine development at December 31, 2018 was $1,155. The Long Canyon operation produced 170,000 ounces of gold in 2018 and reported 1.0 million ounces of gold reserves at December 31, 2018.

Cripple Creek & Victor, Colorado, USA. (100% owned) Cripple Creek &Victor (“CC&V”) is an open pit operation, located next to the town of Victor, Colorado and can be accessed by paved highway. Newmont acquired CC&V through a purchase from AngloGold Ashanti Limited in 2015. The vast majority of the property is controlled through fee patented mining claims as well as long-term mining leases. Properties held under long-term mining leases expire at varying dates over the next 20 years. Royalties on various sections of the deposit vary up to 5% of production.

CC&V is an epithermal alkalic deposit with heap leaching and milling processing facilities located on site. Heap leaching is used to process lower-grade ore, while the mill is used to process higher-grade ore. CC&V’s available mining fleet consists of two shovels and twenty-two 240-ton haul trucks. The process facilities include a mill, which processed 1.7 million tons of ore in 2018, and two valley leach facilities. Beginning in February 2018, gold concentrate inventory from CC&V is shipped and processed in Carlin, Nevada.

Brownfield exploration and development for new reserves is ongoing.

Power is supplied by Black Hills Energy.

CC&V’s gross property, plant and mine development at December 31, 2018 was $830. CC&V produced 360,000 ounces of gold in 2018 and reported 3.5 million ounces of gold reserves at December 31, 2018.

South America

The South America region maintains its headquarters in Miami, Florida and operates two sites, Yanacocha and Merian.

Yanacocha, Peru. (51.35% owned) Yanacocha is owned by Minera Yanacocha S.R.L. (“Yanacocha” or “MYSRL”), which is 51.35% owned by Newmont. The remaining interest in MYSRL is held by Compañia Minera Condesa S.A, which is 100% owned by Compañia de Minas Buenaventura S.A.A. (“Buenaventura”) (43.65%) and Summit Global Management II VB (5%), a subsidiary of Sumitomo. For further information about ownership transactions during 2017 and 2018, see Note 12 to our Consolidated Financial Statements.

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

In Peru, a revised royalty and special mining tax was introduced in October 2011. This tax is dependent on whether or not a stabilization agreement is in effect and is based on a sliding scale, between 1% and 12%. A stabilization agreement was in effect through December 2018 for operations in the La Quinua Complex.

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

Yanacocha’s mining activities encompass 301,000 acres (121,810 hectares) that are covered by 185 mining concessions. MYSRL holds the mining rights related to 96,338 acres (38,987 hectares), covered by 73 concessions. Chaupiloma holds the mining rights to the remaining acres and concessions and has assigned these mining concessions to Yanacocha. Each concession has an initial term of 17 to 30 years, which are renewable at Yanacocha’s request for an additional 17 to 20 year term.

The La Quinua Complex is currently mining material from the La Quinua Sur and the Tapado Oeste Layback and is scheduled to finish mining operations in 2019.

The Yanacocha Complex mines material from the Yanacocha Layback and Yanacocha Pinos, which are scheduled to finish mining operations in 2019 and 2020, respectively. The Yanacocha Complex began operations in 1997 and has had limited mining operations in recent years.

The Carachugo Complex and Maqui Maqui mined material from multiple mines that are no longer in operation and de minimis residual leaching of gold continues. In addition, the Carchugo Complex processes material from the Quecher Main project, which is a new open pit within the existing footprint of Yanacocha. This project will add oxide production at Yanacocha and will extend the life of the Yanacocha operation to 2027.

Yanacocha has three processing concessions from Peru’s Ministry of Energy and Mines for its processing facilities: Cerro Yanacocha (La Quinua and Yanacocha leach pads, La Quinua and Yanacocha Norte gold recovery plants and Yanacocha Gold Mill), Yanacocha (Carachugo and Maqui Maqui leach pads and Pampa Larga gold recovery plant) and China Linda (non-metallic processing concessions). Yanacocha’s gold processing plants are located adjacent to the solution storage ponds and are used to process gold-bearing solutions from Yanacocha’s leach pads through a network of solution-pumping facilities. The Yanacocha Gold Mill processes high-grade gold ore to produce a gold-bearing solution for treatment at the La Quinua processing plant. The Yanacocha Gold Mill processes between 5.5 and 6.0 million tonnes per year.

Yanacocha is an epithermal type deposit of high sulfidation hosted in volcanic rock formations. Gold is associated with iron-oxides and pyrite. Material is evaluated for gold grade and cyanide solubility and then placed on leach pads or in stockpiles for processing through the Yanacocha Gold Mill accordingly. Yanacocha’s available mining fleet consists of two shovels, four excavators, two loaders and thirty-one 240-tonne haul trucks.

Brownfield exploration and development for new reserves is ongoing, including the development of the Quecher Main project within the existing footprint of Yanacocha. In addition, we continue to evaluate the potential for mining sulfide gold and copper mineralization.

Power is supplied to the operation by Engie Energia Peru SA.

Yanacocha’s gross property, plant and mine development at December 31, 2018 was $4,490. Yanacocha produced 515,000 ounces of gold (271,000 attributable ounces of gold) in 2018 and reported 3.8 million attributable ounces of gold reserves and 740 million pounds of copper reserves at December 31, 2018.

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

Merian reached commercial production in October 2016 and the operation currently includes the Merian 2 open pit and the Maraba open pit. The Maraba pit was added in January 2018 and a third pit is expected to be added in 2021. All of the gold mineralization at Merian is closely associated with quartz veining within siltstone and sandstone formations. Merian’s available mining fleet consists of two shovels, four mining excavators and thirty-five 150-tonne haul trucks.

Merian includes processing facilities that utilize a conventional gold mill, primary crusher and processing plant, consisting of a comminution plant, including gravity and cyanide leach processes, with recovery by carbon-in-leach, elution, electrowinning and induction furnace smelting to produce a gold doré product. It has a nameplate capacity of 12 million tonnes per year, reducing later to 10 million tonnes per year when the mill feed will be predominantly from fresh rock. Maintenance facilities, camp facilities with a capacity of 1,650 workers and various offices complete the site.

Brownfield exploration and development for new reserves is ongoing.

Power for the property is self-generated using on-site heavy fuel oil driven generators.

Merian’s gross property, plant and mine development at December 31, 2018 was $1,046. Merian produced 534,000 ounces of gold (400,000 attributable ounces of gold) in 2018 and reported 3.7 million attributable ounces of gold reserves at December 31, 2018.

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

All of Newmont’s operations in Australia take place on land that falls under the custodianship of Aboriginal people. Newmont does not consider that native title claims or determined areas where rights have been established are an impediment to the operation of existing mines. Newmont has existing agreements with the traditional owners of the land utilized by our Tanami and Boddington operations. A number of overlapping native title claims have been registered in the Goldfields region of Western Australia, which is where our Kalgoorlie operations are located. Any future agreements would depend on a determination of native title, which is likely to take many years. If successful, a native title determination could give rights to compensation claims in the future. Throughout Australia, new exploratory and mining tenements may require native title agreements to be entered into and will be subject to a negotiation process, which often gives rise to compensation payments and heritage survey protocols.

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

The Boddington project area comprises 46,697 acres (18,898 hectares) of mining tenure leased from the State of Western Australia, of which 21,018 acres (8,506 hectares) is subleased from the South 32 Worsley Joint Venturers. The total project area is comprised of multiple leases that expire between 2020 and 2039. Royalties are paid to the state government at 2.5% for gold and 5% for copper based on revenue. Shipping and treatment and refining costs are allowable deductions from revenue for royalty calculations for copper. The additional profit based royalty payable to AngloGold Ashanti was capped at $100 and was paid in full. Newmont owns 74,474 acres (30,139 hectares) of rural freehold property, some of which overlaps existing mining tenure.

Boddington consists of greenstone diorite hosted mineralization and activities continue to develop the known reserve. The mine operates two pits (North and South Pits), utilizing three electric rope shovels as its prime ex-pit material movers with a fleet of 39 production haul trucks and a fleet of ancillary equipment as required. Boddington has a current capacity to mine approximately 235,000 tonnes of material per day. The milling plant includes a three-stage crushing facility (two primary crushers, six secondary crushers and four high-pressure grinding rolls), four ball mills, a flotation circuit and a carbon-in-leach circuit. The flotation circuit process recovers gold-copper concentrate before the material is then processed by a traditional carbon-in-leach circuit where the remaining gold is recovered to produce doré.

Mining operations consist of two open pit operations located adjacent to each other. The processing plant has a nominal capacity to process approximately 40 million tonnes of ore per year with optimization projects underway to further increase this capacity.

Brownfield exploration and development for new reserves is ongoing.

Power for the operation is sourced through the local power grid under a long-term power purchase agreement with Bluewaters Power.

Boddington’s gross property, plant and mine development at December 31, 2018 was $4,168. Boddington produced 709,000 ounces of gold and 77 million pounds of copper in 2018. At December 31, 2018, Boddington reported 12.4 million ounces of gold reserves and 1,250 million pounds of copper reserves.

Tanami, Australia. (100% owned) Tanami is located in the Northern Territory approximately 342 miles (550 kilometers) northwest of Alice Springs. The underground mining infrastructure and operation is located at Dead Bullock Soak (“DBS”). The processing infrastructure is located 25 miles (40 kilometers) to the east of the mining operations at the Granites. Ore is transported by road train from DBS underground to the processing facility at the Granites. Supply of materials for the operations is done primarily by road, while the workforce for Tanami utilizes a fly-in/fly-out program. Gold was first discovered and mined in the area around 1900. Newmont’s landholdings at Tanami consist of mineral leases and exploration licenses. Additionally, Newmont operates through agreements with the Central Land Council who represent the Warlpiri people. Newmont acquired its ownership in the mine in 2002, as a result of the merger with Normandy Mining Limited (“Normandy”).

The Newmont Tanami Operations has an area of 1,010,167 acres (408,800 hectares) of exploration licenses and 12,837 acres (5,195 hectares) of mineral leases granted pursuant to the Northern Territory Mineral Titles Act. The total project area is comprised of multiple leases and licenses that expire between 2019 and 2036. The operation has been granted authorization via the Northern Territory Mining Management Act to undertake mining activities on these mineral leases. For the exploration licenses, Tanami is required to make an annual administration payment to the Central Land Council for each of the Deeds for Exploration, equivalent to 5% of the audited exploration costs incurred in the relevant year minus a minimum payment made in the first quarter of each year.

In accordance with the Northern Territory Mineral Royalties Act, Newmont is obligated to pay a profit based royalty of 20% to the Northern Territory government. The operation is located on Aboriginal Freehold Land granted under the Northern Territory Aboriginal Land Rights Act which requires Newmont to hold a mining agreement with the traditional owners on which the operation is located. The Mining Agreement is managed by the Central Land Council as per the statutory requirements of the Aboriginal Land Rights Act. This agreement also provides for compensation payments to the traditional owners.

Mining operations are predominantly focused on the Callie and Auron ore bodies in the underground mine at DBS. Tanami consists of sediment hosted sheeted quartz vein mineralization.

Tanami, as an underground mining operation, has a fleet of 10 underground loaders and 20 haul trucks, each with a 60-tonne payload. The processing plant was originally commissioned in 1986. The processing plant facilities were expanded and upgraded during the third quarter of 2017 and currently consist of a crushing plant, a grinding circuit, gravity carbon in pulp tanks and a conventional tailings disposal facility.

Brownfield exploration and development for new reserves is ongoing with the main focus being underground ore definition drilling of the Auron ore body and drilling of the Federation ore body.

Power for the operations is exclusively sourced from diesel generators which are owned and operated by Pacific Energy Pty (KPS) Ltd. In December 2017, the Board of Directors approved the full funding of the Tanami Power project. Beginning in the first half of 2019, the Tanami Power project will lower power costs, mitigate fuel supply risk and reduce carbon emissions through the construction of a 280 mile (450 kilometer) natural gas pipeline connecting the Tanami site to the Amadeus Gas Pipeline, and construction and operation of two on-site power stations. The gas supply, gas transmission and power purchase agreements are for a ten year term with options to extend.

Tanami’s gross property, plant and mine development at December 31, 2018 was $1,651. Tanami produced 496,000 ounces of gold in 2018 and reported 4.7 million ounces of gold reserves at December 31, 2018.

Kalgoorlie, Australia. (50% owned) Kalgoorlie is located 373 miles (600 kilometers) east of Perth in Western Australia and is accessible primarily by paved road. Kalgoorlie is a joint venture with Barrick and Newmont is the operator. We report our interest in Kalgoorlie on a pro rata basis.

Kalgoorlie comprises the Fimiston open pit (commonly referred to as the Super Pit) and the Mt Charlotte underground mine. The processing plant includes the Fimiston processing plant, adjacent to the City of Kalgoorlie-Boulder and the Gidji processing plant, located approximately 12 miles (20 kilometers) north of the Fimiston processing plant in the City of Kalgoorlie-Boulder. The Fimiston processing plant is licensed to process approximately 14.5 million tonnes of ore per year. Gold was first discovered in the area in 1893. In 1989, Kalgoorlie Consolidated Gold Mine Pty Ltd (“KCGM”) was formed to manage the assets and operations of the joint venture partners. Newmont acquired its ownership in the mine in 2002 as part of the merger with Normandy.

Kalgoorlie consists of greenstone dolerite hosted mineralization. The Kalgoorlie operation encompasses approximately 82,026 acres (33,195 hectares), comprising 63,726 acres (25,789 hectares) of mining leases and other general purpose leases, 17,693 acres (7,160 hectares) of exploration and prospecting licenses and 5,995 acres (2,426 hectares) of miscellaneous licenses held for easements and rights-of-way. The Kalgoorlie operation is obligated to pay a 2.5% royalty on production to the Western Australia state government. Mining and processing operations and facilities are located on properties held under leases which expire at varying dates over the next 21 years. All core mining leases contain options to renew.

The Fimiston plant processes ore from the Super Pit and Mt Charlotte mine. Both ores are processed via two milling circuits which consist of two semi-autogenous grinding (“SAG”) mills and associated ball mills which are capable of treating up to 44,000 tonnes per day. After crushing and during milling, gold is extracted via gravity processes. The remaining material is processed via bulk sulfide flotation to produce a gold-bearing sulfide concentrate, which is subsequently leached after ultra-fine grinding at Fimiston, or is filtered and moved to the Gidji ultra-fine grinding processing plant. The flotation tailings are also leached at Fimiston by two carbon in pulp leaching circuits. Loaded carbon from both Fimiston and Gidji is treated at the centralized Fimiston elution and electrowinning facility. The gold-bearing deposits from the electrowinning circuits are removed periodically from the cathodes and smelted to produce doré gold bars. Excess concentrate, which is unable to be treated on site, is sold to overseas smelters for processing. Concentrate is treated at Gidji through 35-tonne-per-hour (tph) and 10 tph ultra-fine grinding mills and at Fimiston through a 13 tph ultra-fine grinding mill. The open pit operations utilize a fleet of three shovels, one loader, 40 haul trucks, as well as other ancillary equipment. The Mt Charlotte underground mine utilizes underground loaders, a combination of 50 and 60 tonne trucks and drills to enable ore extraction.

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

Kalgoorlie’s gross property, plant and mine development at December 31, 2018 was $473. Kalgoorlie produced 318,000 attributable ounces of gold in 2018 and reported 3.7 million attributable ounces of gold reserves at December 31, 2018.

Africa

The Africa region maintains its headquarters in Accra, Ghana and operates two sites, Ahafo and Akyem.

In December 2003, Ghana’s Parliament unanimously ratified an Investment Agreement (“IA”) between Newmont and the government of Ghana. The IA established a fixed fiscal and legal regime, including fixed royalty and tax rates, for the life of any Newmont project in Ghana. In December 2015, Ghana’s Parliament ratified the Revised Investment Agreements (“Ghana Investment Agreements” or “Revised IAs”). Currently, the maximum corporate income tax remains at 32.5% and royalties are paid on a sliding scale system that is based on average monthly gold prices. The rates range from 3% to 5% of revenues (plus an additional 0.6% for any production from forest reserve areas). The government of Ghana is also entitled to receive 10% of a project’s net cash flow after reaching specific production milestones by receiving 1/9th of the total amount paid as dividends to Newmont shareholders. When the average quoted gold price exceeds $1,300 per ounce within a calendar year, an advance payment on these amounts of 0.6% of total revenues is required. The Ghana Investment Agreements also contain commitments with respect to job training for local Ghanaians, community development, purchasing of local goods and services and environmental protection.

The Ghana Investment Agreements also include a change in tax stabilization from life of mine to 15 years from commercial production for each mine. In October 2017, the government of Ghana approved Newmont’s request to extend the stability period of the Revised IAs at the Ahafo operations for five years to December 31, 2025. The extension was approved based on Newmont’s commitment to invest at least $300 for the Subika Underground and Ahafo Mill Expansion projects. This commitment was completed during the fourth quarter of 2018.

See Item 1A, Risk Factors for a description of risks inherent in contracts with governments.

The Ahafo and Akyem mines operate using electrical power generated by the Volta River Authority along with supplemental power generation capacity built by Newmont.

Ahafo, Ghana. (100% owned) Ahafo is located near Kenyasi in the Brong Ahafo Region of Ghana, approximately 180 miles (290 kilometers) northwest of the national capital city of Accra, and is accessible by paved roads. In 2002, Newmont acquired 50% of Ahafo as a result of the merger with Normandy. In 2003, Newmont purchased the remaining interest from Moydow Mines International Inc. (“Moydow”), thereby making it a wholly owned subsidiary. The Ahafo mine commenced commercial production in 2006 and currently operates a mill, two pits and an underground operation.

The Ahafo operations cover an area of approximately 137,000 acres (55,000 hectares) for the mining lease concession with current mine take area of approximately 18,700 acres (7,600 hectares) that has been fully compensated and approximately 6,500 acres (2,600 hectares) of mining area that has not been fully compensated (i.e. payment would be necessary to move people from their land). The Ahafo mine operates on three mining leases between the Government of Ghana and Newmont Ghana Gold Ltd. The leases grant the exclusive rights to work, develop and produce gold in the lease area, including the processing, storing and transportation of ore and materials. The leases require Ahafo to respect or perform certain financial and statutory reporting obligations and expire in approximately 13 years and are renewable subject to certain conditions. Ahafo pays a royalty of 2% on net smelter returns to Franco-Nevada for all gold ounces recovered from areas previously owned by Moydow and a sliding scale royalty based on the average monthly gold price up to 5% on gold production to the government of Ghana.

The Ahafo mine is composed of three orogenic gold deposits that have oxide and primary mineralization. Gold occurs primarily in pyrite and secondarily as native gold in quartz veins. Ahafo has two active open pits, Subika and Awonsu. Subika added an underground operation, which reached commercial production in November 2018, and Awonsu is progressing towards future laybacks. The available mining fleet for surface mining consists of three shovels and thirty-eight 141-tonne haul trucks. The available mining fleet for underground mining consists of five underground loaders and eight haul trucks, each with a 60-tonne payload. The daily production rate is approximately 95,000 tonnes. The processing plant was commissioned in 2006 to process 7.5 million tonnes of primary and oxide ore per year. With the depletion of oxide ore, the current plant throughput has decreased to 6.5 million tonnes per year. The processing plant consists of a crushing plant, a grinding circuit, carbon in leach tanks, elution circuit, counter current decantation circuit and a tailings disposal facility.

The Ahafo Mill Expansion, an ongoing development project, will expand the existing plant by approximately 3.5 million tonnes per year through the installation of a new crusher, a single stage SAG mill and two leach tanks.

Ahafo’s gross property, plant and mine development at December 31, 2018 was $2,218. Ahafo produced 436,000 ounces of gold in 2018 and reported 9.7 million ounces of gold reserves at December 31, 2018.

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

The Akyem operations have an area of approximately 15,500 acres (6,000 hectares) for the mining lease concession. The Akyem mine operates on two mining leases between the Government of Ghana and Newmont Golden Ridge Limited. The leases grant the exclusive rights to work, develop and produce gold, including processing, storing and transportation of ore and materials. The leases require Akyem to respect or perform certain financial and statutory reporting obligations and expire in approximately 6 years and are renewable subject to certain conditions. Akyem pays a sliding scale royalty to the government based on the average monthly gold price up to 5% on gold production. The Company also pays an additional 0.6% for mining in a forest reserve area.

The Akyem mine is an orogenic gold deposit that has oxide and primary mineralization. The deposit is localized in the Akyem fault zone and gold mineralization is controlled by a series of brittle fracture zones located within the fault zone. The Akyem mine is an open pit mine consisting of a large main pit and a smaller east pit, connected near the surface. The planned pit covers an area of approximately 345 acres (139 hectares). The available mining fleet consists of two shovels, two excavators and nineteen 136-tonne haul trucks. The daily production rate is approximately 88,000 tonnes. The Akyem processing plant was commissioned in 2013 to treat an average of 8.5 million tonnes of ore annually. With the depletion of oxide ore, the current plant throughput has decreased to 7.7 million tonnes per year. The processing plant consists of a crushing plant, a SAG and ball milling circuit, carbon-in-leach, elution and bullion smelting facilities and a tailings storage facility.

Exploration efforts at Akyem are focused on defining the extension of the known mineralization below the planned pit shell as well as investigating the underground potential of the deposit.

Akyem’s gross property, plant and mine development at December 31, 2018 was $1,410. Akyem produced 414,000 ounces of gold in 2018 and reported 2.2 million ounces of gold reserves at December 31, 2018.

Operating Statistics

The following tables detail operating statistics related to gold production, ounces sold and production costs per ounce of our continuing operations:

	North America			South America
Years Ended December 31,	2018	2017	2016	2018	2017	2016
Tons mined (000 dry short tons):
Open pit	230,558	252,086	218,411	99,793	104,763	104,713
Underground	3,024	2,979	2,864	—	—	—
Tons processed (000 dry short tons):
Mill	25,879	25,406	25,941	21,666	20,690	9,006
Leach	46,034	55,289	45,109	25,405	24,082	30,639
Average ore grade (oz/ton):
Mill	0.075	0.077	0.074	0.042	0.043	0.063
Leach	0.017	0.020	0.019	0.013	0.013	0.012
Average mill recovery rate	76.7%	76.9%	78.5%	88.0%	87.2%	79.4%
Ounces produced (000):
Mill	1,453	1,485	1,501	802	752	434
Leach	604	726	523	247	296	325
Consolidated	2,057	2,211	2,024	1,049	1,048	759
Attributable	2,057	2,211	2,024	671	660	414
Consolidated ounces sold (000)	2,052	2,204	1,990	1,060	1,046	736
Production costs per ounce sold: (1)
Direct mining and production costs	$753	$706	$729	$593	$639	$737
By-product credits	(8)	(9)	(11)	(19)	(17)	(11)
Royalties and production taxes	12	10	15	53	54	38
Write-downs and inventory change	2	5	(34)	33	33	(5)
Costs applicable to sales	759	712	699	660	709	759
Depreciation and amortization	238	244	207	201	229	404
Reclamation accretion	6	6	6	24	45	36
Total production costs	$1,003	$962	$912	$885	$983	$1,199

All-in sustaining costs per ounce sold (2)	$928	$876	$854	$804	$870	$932

	Australia			Africa
Years Ended December 31,	2018	2017	2016	2018	2017	2016
Tons mined (000 dry short tons):
Open pit	103,192	114,371	126,619	71,970	74,580	75,048
Underground	3,202	3,144	3,279	1,339	279	—
Tons milled (000 dry short tons)	54,337	52,802	51,606	15,585	16,884	17,289
Average ore grade (oz/ton)	0.032	0.035	0.037	0.058	0.053	0.052
Average mill recovery rate	87.4%	86.1%	86.4%	92.6%	92.3%	91.1%
Ounces produced (000):
Mill	1,523	1,573	1,641	850	822	819
Consolidated	1,523	1,573	1,641	850	822	819
Consolidated ounces sold (000)	1,553	1,558	1,624	851	824	822
Production costs per ounce sold: (1)
Direct mining and production costs	$681	$673	$605	$592	$573	$553
By-product credits	(7)	(8)	(7)	(2)	(2)	(2)
Royalties and production taxes	32	32	32	55	51	50
Write-downs and inventory change	3	(25)	—	—	33	65
Costs applicable to sales	709	672	630	645	655	666
Depreciation and amortization	133	134	135	301	277	271
Reclamation accretion	8	7	7	9	9	7
Total production costs	$850	$813	$772	$955	$941	$944

All-in sustaining costs per ounce sold (2)	$845	$806	$777	$794	$785	$795

	Total Gold
Years Ended December 31,	2018	2017	2016
Tons mined (000 dry short tons):
Open pit	505,513	545,800	524,791
Underground	7,565	6,402	6,143
Tons processed (000 dry short tons):
Mill	117,467	115,782	103,842
Leach	71,439	79,371	75,748
Average ore grade (oz/ton):
Mill	0.047	0.048	0.051
Leach	0.016	0.018	0.016
Average mill recovery rate	84.6%	84.0%	83.6%
Ounces produced (000):
Mill	4,628	4,632	4,395
Leach	851	1,022	848
Consolidated	5,479	5,654	5,243
Attributable	5,101	5,266	4,898
Consolidated ounces sold (000)	5,516	5,632	5,172
Production costs per ounce sold: (1)
Direct mining and production costs	$677	$665	$664
By-product credits	(9)	(9)	(8)
Royalties and production taxes	32	30	29
Write-downs and inventory change	8	6	(4)
Costs applicable to sales	708	692	681
Depreciation and amortization	213	217	225
Reclamation accretion	10	14	11
Total production costs	$931	$923	$917

All-in sustaining costs per ounce sold (2)	$909	$890	$880

The following table details operating statistics related to copper production, pounds sold and production costs per pound.

	North America			Australia
Years Ended December 31,	2018	2017	2016	2018	2017	2016
Tons milled (000 dry short tons)	12,163	11,692	12,057	44,354	42,994	41,813
Average milled grade	0.09%	0.10%	0.13%	0.12%	0.13%	0.13%
Average mill recovery rate	70.5%	70.9%	70.5%	79.7%	78.9%	79.4%
Tons leached (000 dry short tons)	7,348	5,728	7,725	—	—	—
Average leached grade	0.27%	0.26%	0.21%	—	—	—
Consolidated pounds produced (millions)	32	33	42	77	80	77
Consolidated tonnes produced (thousands)	14	15	19	35	36	35
Consolidated pounds sold (millions)	30	32	40	80	79	76

Production costs per pound sold: (1)
Costs applicable to sales	$1.83	$1.73	$2.23	$1.64	$1.37	$1.67
Depreciation and amortization	0.49	0.46	0.66	0.30	0.27	0.32
Reclamation accretion	0.04	0.04	0.04	0.02	0.02	0.02
Total production costs	$2.36	$2.23	$2.93	$1.96	$1.66	$2.01

All-in sustaining costs per pound sold (2)	$2.24	$2.09	$2.60	$1.94	$1.69	$2.00

	Total Copper
Years Ended December 31,	2018	2017	2016
Tons milled (000 dry short tons)	56,517	54,686	53,870
Average milled grade	0.11%	0.12%	0.13%
Average mill recovery rate	78.2%	77.5%	77.4%
Tons leached (000 dry short tons)	7,348	5,728	7,725
Average leached grade	0.27%	0.26%	0.21%
Consolidated pounds produced (millions)	109	113	119
Consolidated tonnes produced (thousands)	49	51	54
Consolidated pounds sold (millions)	110	111	116

Production costs per pound sold: (1)
Costs applicable to sales	$1.69	$1.47	$1.85
Depreciation and amortization	0.35	0.33	0.44
Reclamation accretion	0.03	0.02	0.03
Total production costs	$2.07	$1.82	$2.32

All-in sustaining costs per pound sold (2)	$2.02	$1.80	$2.21

(1)

Production costs do not include items that are included in sustaining costs such as General and administrative; Exploration; Advanced projects, research and development; Other expense, net and Sustaining capital.

(2)	All-In Sustaining Costs is a non-GAAP financial measure. See Non-GAAP Financial Measures beginning on page 80.

Proven and Probable Reserves

We had attributable proven and probable gold reserves of 65.4 million ounces at December 31, 2018. For 2018 and 2017, reserves were calculated at a gold price assumption of $1,200 or A$1,600 per ounce. Our 2018 reserves would increase by 7% (5 million ounces), or decline by 13% (8 million ounces), if calculated at a $1,300 and $1,100 per ounce gold price, respectively, with all other assumptions remaining constant.

At December 31, 2018, our attributable proven and probable gold reserves in North America were 25.2 million ounces. Outside of North America, year-end attributable proven and probable gold reserves were 40.2 million ounces, including 7.5 million ounces in South America, 20.7 million ounces in Australia and 12.0 million ounces in Africa.

Our attributable proven and probable copper reserves at December 31, 2018 were 2,880 million pounds. For 2018 and 2017, reserves were calculated at a copper price assumption of $2.50 or A$3.35 per pound.

Our attributable proven and probable silver reserves at December 31, 2018 were 85.7 million ounces. For 2018 and 2017, reserves were calculated at a silver price assumption of $16 per ounce. Silver reserves are generally a by-product of gold and/or copper reserves, with significant enough levels to be estimated and included in calculations for mine planning and operations.

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

We publish reserves annually, and will recalculate reserves at December 31, 2019, taking into account metal prices, changes, if any, to future production and capital costs, divestments and depletion as well as any acquisitions and additions during 2019.

The following tables detail gold proven and probable reserves reflecting only those reserves attributable to Newmont’s ownership or economic interest at December 31, 2018 and 2017:

Gold Reserves At December 31, 2018 (1)
		Proven Reserves			Probable Reserves			Proven and Probable Reserves
	Newmont	Tonnage (2)	Grade	Ounces (3)	Tonnage (2)	Grade	Ounces (3)	Tonnage (2)	Grade	Ounces (3)	Metallurgical
Deposits/Districts	Share	(000)	(oz/ton)	(000)	(000)	(oz/ton)	(000)	(000)	(oz/ton)	(000)	Recovery (3)
North America
Carlin Open Pits (4)	100%	1,700	0.088	140	118,200	0.047	5,550	119,900	0.048	5,690	73%
Carlin Leach Pad (5)	100%	—		—	73,500	0.009	650	73,500	0.009	650	51%
Carlin Stockpiles (6)	100%	18,700	0.067	1,250	—		—	18,700	0.067	1,250	84%
Carlin Underground (7)	100%	8,400	0.305	2,580	7,900	0.293	2,290	16,300	0.300	4,870	83%
Total Carlin, Nevada		28,800	0.138	3,970	199,600	0.043	8,490	228,400	0.055	12,460	77%
Phoenix (8)	100%	13,200	0.022	290	133,200	0.019	2,530	146,400	0.019	2,820	70%
Lone Tree	100%	3,900	0.008	30	—		—	3,900	0.008	30	32%
Total Phoenix, Nevada		17,100	0.019	320	133,200	0.019	2,530	150,300	0.019	2,850	70%
Turquoise Ridge (9)	25%	3,300	0.397	1,310	2,700	0.355	960	6,000	0.378	2,270	92%
Twin Creeks (10)	100%	1,400	0.086	110	26,000	0.047	1,220	27,400	0.049	1,330	77%
Twin Creeks Stockpiles (6)	100%	—		—	31,300	0.061	1,910	31,300	0.061	1,910	71%
Total Twin Creeks, Nevada		4,700	0.302	1,420	60,000	0.068	4,090	64,700	0.085	5,510	81%
Long Canyon, Nevada (11)	100%	700	0.064	50	23,900	0.038	920	24,600	0.039	970	76%
CC&V (12)	100%	123,000	0.016	1,940	30,900	0.013	400	153,900	0.015	2,340	59%
CC&V Leach Pads (5)	100%	—		—	41,900	0.025	1,050	41,900	0.025	1,050	57%
CC&V Stockpiles (6)	100%	900	0.070	60	—		—	900	0.070	60	82%
Total CC&V, Colorado		123,900	0.016	2,000	72,800	0.020	1,450	196,700	0.018	3,450	59%
		175,200	0.044	7,760	489,500	0.036	17,480	664,700	0.038	25,240	78%
South America
Yanacocha Open Pits (13)	51.35%	7,500	0.020	150	111,500	0.019	2,060	119,000	0.019	2,210	64%
Yanacocha Leach Pads (5)	51.35%	7,200	0.022	160	—		—	7,200	0.022	160	70%
Yanacocha Stockpiles (6)	51.35%	2,300	0.035	80	1,600	0.056	90	3,900	0.044	170	80%
Yanacocha Underground (14)	51.35%	—		—	6,200	0.204	1,270	6,200	0.204	1,270	97%
Total Yanacocha, Peru		17,000	0.023	390	119,300	0.029	3,420	136,300	0.028	3,810	76%
Merian, Suriname (15)	75%	39,200	0.044	1,720	63,400	0.032	2,010	102,600	0.036	3,730	93%
		56,200	0.038	2,110	182,700	0.030	5,430	238,900	0.032	7,540	82%
Australia
Boddington Open Pit (16)	100%	264,900	0.021	5,520	265,000	0.021	5,470	529,900	0.021	10,990	83%
Boddington Stockpiles (6)	100%	7,600	0.020	150	94,800	0.013	1,210	102,400	0.013	1,360	77%
Total Boddington, Western Australia		272,500	0.021	5,670	359,800	0.019	6,680	632,300	0.020	12,350	83%
Tanami, Northern Territory (17)	100%	11,200	0.159	1,780	18,000	0.162	2,910	29,200	0.161	4,690	97%
Kalgoorlie Open Pit and Underground (18)	50%	4,600	0.059	270	27,500	0.063	1,720	32,100	0.062	1,990	83%
Kalgoorlie Stockpiles (6)	50%	18,400	0.030	560	55,800	0.020	1,100	74,200	0.022	1,660	74%
Total Kalgoorlie, Western Australia		23,000	0.036	830	83,300	0.034	2,820	106,300	0.034	3,650	79%
		306,700	0.027	8,280	461,100	0.027	12,410	767,800	0.027	20,690	84%
Africa
Ahafo South Open Pits (19)	100%	17,600	0.070	1,230	53,600	0.054	2,870	71,200	0.058	4,100	91%
Ahafo Underground (20)	100%	—		—	8,300	0.138	1,150	8,300	0.138	1,150	94%
Ahafo Stockpiles (6)	100%	41,700	0.027	1,130	—		—	41,700	0.027	1,130	87%
Total Ahafo South, Ghana		59,300	0.040	2,360	61,900	0.065	4,020	121,200	0.053	6,380	91%
Ahafo North, Ghana (21)	100%	—		—	48,000	0.070	3,350	48,000	0.070	3,350	91%
Akyem Open Pit (22)	100%	9,100	0.049	450	28,600	0.049	1,410	37,700	0.049	1,860	90%
Akyem Stockpiles (6)	100%	14,300	0.026	380	—		—	14,300	0.026	380	89%
Total Akyem, Ghana		23,400	0.035	830	28,600	0.049	1,410	52,000	0.043	2,240	89%
		82,700	0.038	3,190	138,500	0.063	8,780	221,200	0.054	11,970	91%
Total Gold		620,800	0.034	21,340	1,271,800	0.035	44,100	1,892,600	0.035	65,440	83%

Gold Reserves At December 31, 2017 (1)
		Proven Reserves			Probable Reserves			Proven and Probable Reserves
	Newmont	Tonnage (2)	Grade	Ounces (3)	Tonnage (2)	Grade	Ounces (3)	Tonnage (2)	Grade	Ounces (3)	Metallurgical
Deposits/Districts	Share	(000)	(oz/ton)	(000)	(000)	(oz/ton)	(000)	(000)	(oz/ton)	(000)	Recovery (3)
North America
Carlin Open Pits	100%	2,900	0.107	310	187,700	0.040	7,450	190,600	0.041	7,760	59%
Carlin Leach Pad (5)		—		—	67,400	0.009	580	67,400	0.009	580	58%
Carlin Stockpiles (6)	100%	18,900	0.062	1,180	—		—	18,900	0.062	1,180	84%
Carlin Underground	100%	12,000	0.297	3,550	6,400	0.278	1,760	18,400	0.291	5,310	84%
Total Carlin, Nevada		33,800	0.149	5,040	261,500	0.037	9,790	295,300	0.050	14,830	70%
Phoenix	100%	6,200	0.023	140	243,700	0.016	3,890	249,900	0.016	4,030	74%
Lone Tree	100%	3,700	0.007	20	—		—	3,700	0.007	20	39%
Total Phoenix, Nevada		9,900	0.016	160	243,700	0.016	3,890	253,600	0.016	4,050	74%
Turquoise Ridge (9)	25%	2,600	0.455	1,200	1,800	0.452	780	4,400	0.454	1,980	92%
Twin Creeks	100%	4,200	0.033	140	27,700	0.045	1,260	31,900	0.044	1,400	75%
Twin Creeks Stockpiles (6)	100%	31,900	0.063	2,010	—		—	31,900	0.063	2,010	72%
Total Twin Creeks, Nevada		38,700	0.087	3,350	29,500	0.069	2,040	68,200	0.079	5,390	80%
Long Canyon, Nevada	100%	900	0.066	60	20,700	0.048	1,010	21,600	0.049	1,070	76%
CC&V	100%	102,000	0.017	1,770	23,500	0.014	320	125,500	0.017	2,090	62%
CC&V Leach Pads (5)	100%	—		—	45,800	0.025	1,140	45,800	0.025	1,140	56%
CC&V Stockpiles (6)	100%	2,900	0.084	250	—		—	2,900	0.084	250	85%
Total CC&V, Colorado		104,900	0.019	2,020	69,300	0.021	1,460	174,200	0.020	3,480	62%
		188,200	0.057	10,630	624,700	0.029	18,190	812,900	0.035	28,820	75%
South America
Yanacocha Open Pits	54.05%	12,500	0.022	270	80,500	0.018	1,450	93,000	0.018	1,720	70%
Yanacocha Leach Pads (5)	54.05%	6,300	0.022	130	—		—	6,300	0.022	130	73%
Yanacocha Stockpiles (6)	54.05%	5,100	0.042	220	—		—	5,100	0.042	220	56%
Total Yanacocha, Peru		23,900	0.026	620	80,500	0.018	1,450	104,400	0.020	2,070	69%
Merian, Suriname	75%	39,600	0.043	1,720	72,000	0.031	2,250	111,600	0.036	3,970	93%
		63,500	0.037	2,340	152,500	0.024	3,700	216,000	0.028	6,040	83%
Australia
Boddington Open Pit	100%	268,800	0.021	5,570	277,700	0.020	5,680	546,500	0.021	11,250	83%
Boddington Stockpiles (6)	100%	15,400	0.017	260	89,100	0.013	1,140	104,500	0.013	1,400	77%
Total Boddington, Western Australia		284,200	0.020	5,830	366,800	0.019	6,820	651,000	0.019	12,650	83%
Tanami, Northern Territory	100%	10,000	0.172	1,740	16,400	0.162	2,670	26,400	0.166	4,410	98%
Kalgoorlie Open Pit and Underground	50%	7,400	0.059	440	26,400	0.064	1,700	33,800	0.063	2,140	83%
Kalgoorlie Stockpiles (6)	50%	75,400	0.023	1,730	—		—	75,400	0.023	1,730	74%
Total Kalgoorlie, Western Australia		82,800	0.026	2,170	26,400	0.064	1,700	109,200	0.035	3,870	79%
		377,000	0.026	9,740	409,600	0.027	11,190	786,600	0.027	20,930	84%
Africa
Ahafo South Open Pits	100%	17,100	0.062	1,060	54,200	0.050	2,700	71,300	0.053	3,760	90%
Ahafo Underground	100%	—		—	11,600	0.136	1,590	11,600	0.136	1,590	93%
Ahafo Stockpiles (6)	100%	41,300	0.028	1,160	—		—	41,300	0.028	1,160	87%
Total Ahafo South, Ghana		58,400	0.038	2,220	65,800	0.065	4,290	124,200	0.052	6,510	90%
Ahafo North, Ghana	100%	—		—	48,000	0.070	3,350	48,000	0.070	3,350	91%
Akyem Open Pit	100%	13,200	0.050	660	38,400	0.048	1,840	51,600	0.048	2,500	90%
Akyem Stockpiles (6)	100%	11,200	0.028	320	—		—	11,200	0.028	320	90%
Total Akyem, Ghana		24,400	0.040	980	38,400	0.048	1,840	62,800	0.045	2,820	90%
		82,800	0.038	3,200	152,200	0.062	9,480	235,000	0.054	12,680	90%
Total Gold		711,500	0.036	25,910	1,339,000	0.032	42,560	2,050,500	0.033	68,470	81%

(1)	The term “reserve” means that part of a mineral deposit that can be economically and legally extracted or produced at the time of the reserve determination.

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

2018 and 2017 reserves were calculated at a gold price of $1,200, or A$1,600 per ounce unless otherwise noted.

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

(4)

Cut-off grades utilized in 2018 reserves were as follows: oxide leach material not less than 0.006 ounce per ton; oxide mill material not less than 0.030 ounce per ton; flotation material not less than 0.016 ounce per ton; and refractory mill material not less than 0.041 ounce per ton.

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

(7)	Cut-off grade utilized in 2018 reserves not less than 0.048 ounce per ton.
(8)	Gold cut-off grade varies with level of copper and silver credits.
(9)	Reserve estimates provided by Barrick, the operator of the Turquoise Ridge joint venture, as of February 13, 2019.
(10)

Cut-off grades utilized in 2018 reserves were as follows: oxide leach material not less than 0.008 ounce per ton; oxide mill material not less than 0.016 ounce per ton; and refractory mill material not less than 0.046 ounce per ton.

(11)	Cut-off grade utilized in 2018 reserves not less than 0.007 ounce per ton.
(12)	Cut-off grades utilized in 2018 reserves were as follows: oxide mill material not less than 0.040 ounce per ton and leach material not less than 0.007 ounce per ton.
(13)

Gold cut-off grades utilized in 2018 reserves were as follows: oxide leach material not less than 0.004 ounce per ton; oxide mill material not less than 0.013 ounce per ton; and refractory mill material not less than 0.040 ounce per ton.

(14)	Gold cut-off grades utilized in 2018 reserves not less than 0.054 ounce per ton.
(15)	Cut-off grade utilized in 2018 reserves not less than 0.010 ounce per ton.
(16)	Gold cut-off grade varies with level of copper credits.
(17)	Cut-off grade utilized in 2018 reserves not less than 0.047 ounce per ton.
(18)	Cut-off grade utilized in 2018 in situ reserves not less than 0.026 ounce per ton.
(19)	Cut-off grade utilized in 2018 reserves not less than 0.019 ounce per ton.
(20)	Cut-off grade utilized in 2018 reserves not less than 0.064 ounce per ton.
(21)	Includes undeveloped reserves at six pits in the Ahafo trend totaling 3.4 million ounces. Cut-off grade utilized in 2018 reserves not less than 0.014 ounce per ton.
(22)	Cut-off grade utilized in 2018 reserves not less than 0.016 ounce per ton.

The following tables detail copper proven and probable reserves reflecting only those reserves attributable to Newmont’s ownership or economic interest at December 31, 2018 and 2017:

Copper Reserves At December 31, 2018(1)
		Proven Reserves			Probable Reserves			Proven and Probable Reserves
	Newmont	Tonnage (2)	Grade	Pounds (3)	Tonnage (2)	Grade	Pounds (3)	Tonnage (2)	Grade	Pounds (3)	Metallurgical
Deposits/Districts	Share	(000)	(Cu %)	(millions)	(000)	(Cu %)	(millions)	(000)	(Cu %)	(millions)	Recovery (3)
North America
Phoenix, Nevada (4)	100%	53,200	0.21%	230	189,900	0.17%	660	243,100	0.18%	890	64%
		53,200	0.21%	230	189,900	0.17%	660	243,100	0.18%	890	64%
South America
Yanacocha Open Pits and Underground, Peru (5)	51.35%	—		—	59,000	0.63%	740	59,000	0.63%	740	83%
		—		—	59,000	0.63%	740	59,000	0.63%	740	83%
Australia
Boddington Open Pit, Western Australia (6)	100%	264,900	0.09%	500	265,000	0.11%	580	529,900	0.10%	1,080	79%
Boddington Stockpiles, Western Australia (7)	100%	7,600	0.08%	10	94,800	0.08%	160	102,400	0.08%	170	73%
		272,500	0.09%	510	359,800	0.10%	740	632,300	0.10%	1,250	78%
Total Copper		325,700	0.11%	740	608,700	0.18%	2,140	934,400	0.15%	2,880	77%

Copper Reserves At December 31, 2017 (1)
		Proven Reserves			Probable Reserves			Proven and Probable Reserves
	Newmont	Tonnage (2)	Grade	Pounds (3)	Tonnage (2)	Grade	Pounds (3)	Tonnage (2)	Grade	Pounds (3)	Metallurgical
Deposits/Districts	Share	(000)	(Cu %)	(millions)	(000)	(Cu %)	(millions)	(000)	(Cu %)	(millions)	Recovery (3)
North America
Phoenix, Nevada	100%	56,300	0.21%	240	338,400	0.16%	1,090	394,700	0.17%	1,330	60%
		56,300	0.21%	240	338,400	0.16%	1,090	394,700	0.17%	1,330	60%
Australia
Boddington Open Pit, Western Australia	100%	268,800	0.10%	520	277,700	0.11%	640	546,500	0.11%	1,160	79%
Boddington Stockpiles, Western Australia (7)	100%	15,400	0.09%	30	89,100	0.08%	150	104,500	0.09%	180	73%
		284,200	0.10%	550	366,800	0.11%	790	651,000	0.10%	1,340	78%
Total Copper		340,500	0.12%	790	705,200	0.13%	1,880	1,045,700	0.13%	2,670	69%

(1)	See footnote (1) to the Gold Proven and Probable Reserves tables above. Copper reserves for 2018 and 2017 were calculated at a copper price of $2.50 or A$3.35 per pound.
(2)	See footnote (2) to the Gold Proven and Probable Reserves tables above. Tonnages are rounded to nearest 100,000.
(3)	See footnote (3) to the Gold Proven and Probable Reserves tables above. Pounds may not recalculate as they are rounded to the nearest 10 million.
(4)	Copper cut-off grade varies with level of gold and silver credits.
(5)	Copper cut-off grade varies with level of gold and silver credits.
(6)	Copper cut-off grade varies with level of gold credits.
(7)

Stockpiles are comprised primarily of material that has been set aside to allow processing of higher grade material in the mills. Stockpiles increase or decrease depending on current mine plans. Stockpiles are reported separately where pounds exceed 100 million and are greater than 5% of the total site reported reserves.

The following tables detail silver proven and probable reserves reflecting only those reserves attributable to Newmont’s ownership or economic interest at December 31, 2018 and 2017:

Silver Reserves At December 31, 2018 (1)
		Proven Reserves			Probable Reserves			Proven and Probable Reserves
	Newmont	Tonnage (2)	Grade	Ounces (3)	Tonnage (2)	Grade	Ounces (3)	Tonnage (2)	Grade	Ounces (3)	Metallurgical
Deposits/Districts	Share	(000)	(oz/ton)	(000)	(000)	(oz/ton)	(000)	(000)	(oz/ton)	(000)	Recovery (3)
North America
Phoenix, Nevada	100%	13,200	0.25	3,360	133,200	0.21	28,550	146,400	0.22	31,910	38%
		13,200	0.25	3,360	133,200	0.21	28,550	146,400	0.22	31,910	38%
South America
Yanacocha Open Pits and Underground, Peru	51.35%	7,500	0.23	1,710	65,900	0.52	34,110	73,400	0.49	35,820	46%
Yanacocha Stockpiles, Peru (4)	51.35%	2,400	1.09	2,490	1,600	1.22	2,020	4,000	1.14	4,510	48%
Yanacocha Leach Pads, Peru (5)	51.35%	—		—	54,600	0.25	13,460	54,600	0.25	13,460	6%
		9,900	0.43	4,200	122,100	0.41	49,590	132,000	0.41	53,790	36%
Total Silver		23,100	0.33	7,560	255,300	0.31	78,140	278,400	0.31	85,700	36%

Silver Reserves At December 31, 2017 (1)
		Proven Reserves			Probable Reserves			Proven and Probable Reserves
	Newmont	Tonnage (2)	Grade	Ounces (3)	Tonnage (2)	Grade	Ounces (3)	Tonnage (2)	Grade	Ounces (3)	Metallurgical
Deposits/Districts	Share	(000)	(oz/ton)	(000)	(000)	(oz/ton)	(000)	(000)	(oz/ton)	(000)	Recovery (3)
North America
Phoenix, Nevada	100%	6,200	0.32	1,960	243,700	0.24	58,920	249,900	0.24	60,880	38%
		6,200	0.32	1,960	243,700	0.24	58,920	249,900	0.24	60,880	38%
South America
Yanacocha Open Pits, Peru	54.05%	12,500	0.23	2,860	24,100	0.20	4,730	36,600	0.21	7,590	12%
Yanacocha Stockpiles, Peru (4)	54.05%	5,100	1.13	5,840	—		—	5,100	1.13	5,840	6%
Yanacocha Leach Pads, Peru (5)	54.05%	—		—	55,000	0.25	13,570	55,000	0.25	13,570	6%
		17,600	0.49	8,700	79,100	0.23	18,300	96,700	0.28	27,000	8%
Total Silver		23,800	0.45	10,660	322,800	0.24	77,220	346,600	0.25	87,880	24%

(1)	See footnote (1) to the Gold Proven and Probable Reserves tables above. Silver reserves for 2018 and 2017 were calculated at a silver price of $16.
(2)	See footnote (2) to the Gold Proven and Probable Reserves tables above. Tonnages are rounded to nearest 100,000.
(3)	See footnote (3) to the Gold Proven and Probable Reserves tables above.
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

The following table reconciles 2018 and 2017 gold, copper and silver proven and probable reserves:

	Gold Ounces	Copper Pounds	Silver Ounces
	(in millions)
December 31, 2017	68.5	2,670	87.9
Depletion	(6.1)	(160)	(4.8)
Revisions (1)	(3.6)	(400)	(29.4)
Additions (2)	6.7	770	33.3
Divestments (3)	(0.1)	—	(1.3)
December 31, 2018	65.4	2,880	85.7

(1)

Revisions are due to reclassification of reserves to mineralized material, optimizations, model updates, metal price changes and updated operating costs and recoveries. The 3.6 million ounces of negative gold revisions were largely at the Carlin (1.6 million ounces) and Phoenix (1.1 million ounces) open pit mines in North America. The Carlin revisions were due to the removal of a layback at the Gold Quarry mine which was driven by an updated pit design and geotechnical assumptions. Other revisions at Carlin were due to increased costs, lower recovery and other model changes. The Phoenix revisions were due to an updated resource model that was based on recent drilling and reduced mill recovery assumptions based on actual plant performance. A portion of the Carlin revisions and the Phoenix revisions have been reclassified as mineralized material. Future positive revisions, if any, remain subject to improvements in costs, recovery, gold price or a combination of these and other factors. The copper and silver revisions in 2018 were primarily related to the model update at Phoenix in North America.

(2)

Additions are due to reserve conversions from mineralized material due to new drilling information and successful feasibility studies for first time declarations. The copper and silver additions were for first time declarations at Yanacocha.

(3)	Divestments relate to the Yanacocha 5% ownership interest sale to a subsidiary of Sumitomo, reducing Newmont’s ownership to 51.35%.

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

We had attributable gold mineralized material of 1,956 million tons at an average grade of 0.020 ounces per ton at December 31, 2018. For 2018 and 2017, attributable gold mineralized material was calculated at a gold price assumption of $1,400 or A$1,750 per ounce.

At December 31, 2018, our gold mineralized material included 995 million tons in North America, 475 million tons in South America, 428 million tons in Australia and 58 million tons in Africa.

We had attributable copper mineralized material of 1,584 million tons at a grade of 0.29% at December 31, 2018. For 2018 and 2017, attributable copper mineralized material was calculated at a copper price assumption of $3.25 or A$4.00 per pound.

We had attributable silver mineralized material of 1,135 million tons at a grade of 0.11 ounces per ton at December 31, 2018. For 2018 and 2017, attributable silver mineralized material was calculated at a silver price assumption of $20 per ounce. Silver mineralized material is generally a by-product of gold and/or copper mineralized material estimates, with significant enough levels to be estimated and included in future calculations of potential economic extraction.

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

We will publish mineralized materials annually, and will recalculate them at December 31, 2019, taking into account metal prices, changes, if any, in future production and capital costs, divestments and conversion to reserves, as well as any acquisitions and additions during 2019.

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

The following tables detail mineralized material reflecting only those that are attributable to Newmont’s ownership or economic interest at December 31, 2018 and 2017:

Mineralized Material At December 31, 2018 (1)(2)
		Gold		Copper		Silver
	Newmont	Tonnage	Grade	Tonnage	Grade	Tonnage	Grade
Deposits/Districts	Share	(000)	(oz/ton)	(000)	(Cu %)	(000)	(oz/ton)
North America
Carlin Trend Open Pit	100%	111,500	0.038	—		—
Carlin Trend Underground	100%	3,600	0.176	—		—
Total Carlin, Nevada		115,100	0.042	—		—
Phoenix	100%	113,700	0.014	196,200	0.14%	113,700	0.19
Buffalo Valley	70%	15,500	0.019	—		—
Total Phoenix, Nevada		129,200	0.015	196,200	0.14%	113,700	0.19
Twin Creeks	100%	36,500	0.063	—		—
Twin Creeks Stockpiles (3)	100%	9,000	0.059	—		—
Sandman	100%	1,300	0.036	—		1,300	0.20
Turquoise Ridge (4)	25%	2,000	0.231	—		—
Total Twin Creeks, Nevada		48,800	0.068	—		1,300	0.20
Long Canyon, Nevada	100%	16,000	0.103	—		—
CC&V, Colorado	100%	77,800	0.015	—		—
Galore Creek, Canada (5)	50%	608,300	0.008	608,300	0.47%	608,300	0.12
		995,200	0.018	804,500	0.39%	723,300	0.13
South America
Conga, Peru	51.35%	392,700	0.019	392,700	0.26%	392,700	0.06
Yanacocha Open Pits and Stockpiles	51.35%	42,700	0.012	2,200	0.12%	16,600	0.28
Yanacocha Underground	51.35%	2,500	0.161	—		2,200	1.48
Total Yanacocha, Peru		45,200	0.020	2,200	0.12%	18,800	0.42
Merian, Suriname	75%	37,400	0.033	—		—
		475,300	0.020	394,900	0.26%	411,500	0.08
Australia
Boddington, Western Australia	100%	384,600	0.016	384,600	0.12%	—
Tanami, Northern Territory	100%	9,300	0.099	—		—
Kalgoorlie, Western Australia	50%	33,800	0.044	—		—
		427,700	0.020	384,600	0.12%	—
Africa
Ahafo South	100%	29,700	0.034	—		—
Ahafo Underground	100%	11,000	0.140	—		—
Total Ahafo South, Ghana		40,700	0.063	—		—
Ahafo North Open Pits, Ghana	100%	10,800	0.048	—		—
Akyem Open Pits	100%	2,300	0.016	—		—
Akyem Underground	100%	4,100	0.134	—		—
Akyem, Ghana		6,400	0.089	—		—
		57,900	0.063	—		—
Total		1,956,100	0.020	1,584,000	0.29%	1,134,800	0.11

Mineralized Material At December 31, 2017 (1)(2)
		Gold		Copper		Silver
	Newmont	Tonnage	Grade	Tonnage	Grade	Tonnage	Grade
Deposits/Districts	Share	(000)	(oz/ton)	(000)	(Cu %)	(000)	(oz/ton)
North America
Carlin Trend Open Pit	100%	91,400	0.041	—		—
Carlin Trend Underground	100%	2,600	0.214	—		—
Total Carlin, Nevada		94,000	0.046	—		—
Phoenix	100%	213,100	0.013	289,200	0.13%	213,100	0.21
Buffalo Valley	70%	15,500	0.019	—		—
Total Phoenix, Nevada		228,600	0.013	289,200	0.13%	213,100	0.21
Twin Creeks	100%	35,600	0.059	—		—
Twin Creeks Stockpiles (3)	100%	8,500	0.059	—		—
Sandman	100%	1,300	0.036	—		1,300	0.20
Turquoise Ridge (4)	25%	1,900	0.268	—		—
Total Twin Creeks, Nevada		47,300	0.066	—		1,300	0.20
Long Canyon, Nevada	100%	16,000	0.103	—		—
CC&V, Colorado	100%	69,200	0.014	—		—
		455,100	0.029	289,200	0.13%	214,400	0.21
South America
Conga, Peru	54.05%	413,300	0.019	413,300	0.26%	413,300	0.06
Yanacocha, Peru	54.05%	80,200	0.032	61,300	0.64%	77,100	0.52
Merian, Suriname	75%	26,700	0.044	—		—
		520,200	0.022	474,600	0.31%	490,400	0.13
Australia
Boddington, Western Australia	100%	301,600	0.016	301,600	0.11%	—
Tanami, Northern Territory	100%	4,800	0.148	—		—
Kalgoorlie, Western Australia	50%	16,800	0.034	—		—
		323,200	0.019	301,600	0.11%	—
Africa
Ahafo South	100%	35,300	0.033	—		—
Ahafo Underground	100%	11,400	0.132	—		—
Total Ahafo South, Ghana		46,700	0.057	—		—
Ahafo North Open Pits, Ghana	100%	10,700	0.048	—		—
Akyem Open Pits	100%	3,100	0.015	—		—
Akyem Underground	100%	1,300	0.137	—		—
Akyem, Ghana		4,400	0.052	—		—
		61,800	0.055	—		—
Total		1,360,300	0.025	1,065,400	0.20%	704,800	0.15

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

(2)

Mineralized material for 2018 and 2017 was calculated at a gold price of $1,400 or A$1,750 per ounce. Mineralized material for 2018 and 2017 was calculated at a copper price of $3.25 or A$4.00 per pound. Mineralized material for 2018 and 2017 was calculated at a silver price of $20 per ounce. Tonnage amounts have been rounded to the nearest 100,000.

(3)

Stockpiles are comprised primarily of Mineralized material that has been set aside during mining activities. Stockpiles can increase or decrease depending on changes in metal prices and other mining and processing cost and recovery factors. Stockpile Mineralized material are reported separately where tonnage exceeds 100,000 and is greater than 5% of the total site-reported mineralized material.

(4)	Mineralized material estimates were provided by Barrick, the operator of the Turquoise Ridge Joint Venture.
(5)	Mineralized material estimates were provided by Teck Resources, the operator of Galore Creek.

ITEM 3.LEGAL PROCEEDINGS

For a discussion of legal proceedings, see Note 29 to the Consolidated Financial Statements.

ITEM 4.MINE SAFETY DISCLOSURES

At Newmont, safety is a core value, and we strive for superior performance. However, two tragic events occurred in 2018 which resulted in death. We deeply grieve these losses along with families, friends, colleagues and the entire Newmont family.

In April 2018, six contractors who were working on the construction of a structure at the Ahafo Mill Expansion project in Ghana were killed in a tragic accident. Newmont Ghana has fully cooperated with the Government of Ghana’s Minerals Commission to support their investigation of the accident. We remain committed to honoring our obligations and continuing to work closely with the Minerals Commission in accordance with their investigation report’s findings.

In November 2018, an Underground Technician was killed at our Pete-Bajo Operation in Nevada, when the Load-Haul-Dump (LHD) machine he had been operating underground ran over him. The event is currently under investigation by the U.S. Mine Safety and Health Administration. In addition, a Newmont team of subject matter experts are conducting an in-depth investigation into the root causes.

These tragic accidents stand as a sobering reminder that we must forever remain vigilant in continually improving our safety culture. It is with great humility and resolve that we renew our commitment to making sure our people go home safe every day. We are committed to applying what we learn from investigations of these incidents across our operations to prevent this type of event from ever happening again.

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

The operation of our U.S. based mines is subject to regulation by the U.S. Mine Safety and Health Administration (“MSHA”) under the Federal Mine Safety and Health Act of 1977 (the “Mine Act”). MSHA inspects our mines on a regular basis and issues various citations and orders when it believes a violation has occurred under the Mine Act. Following passage of The Mine Improvement and New Emergency Response Act of 2006, MSHA significantly increased the numbers of citations and orders charged against mining operations. The dollar penalties assessed for citations issued has also increased in recent years.

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

PART II

ITEM 5.MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES

Our common stock is listed and principally traded on the New York Stock Exchange under the symbol “NEM.” On February 14, 2019, there were 532,669,445 shares of Newmont’s common stock outstanding, which were held by approximately 7,000 stockholders of record.

During the period from October 1, 2018 to December 31, 2018, 82,437 shares of Newmont’s equity securities registered pursuant to Section 12 of the Exchanges Act of 1934, as amended, were purchased by the Company, or an affiliated purchaser.

	(a)	(b)	(c)	(d)
			Total Number of	Maximum Number (or
	Total		Shares Purchased	Approximate Dollar Value)
	Number	Average	as Part of	of Shares that may
	of Shares	Price Paid	Publicly Announced	yet be Purchased
Period	Purchased(1)	Per Share(1)	Plans or Programs(2)	under the Plans or Programs(2)
October 1, 2018 through October 31, 2018	1,019	$31.19	—	$18,520,502
November 1, 2018 through November 30, 2018	27,297	$31.65	—	$18,520,502
December 1, 2018 through December 31, 2018	54,121	$34.11	53,965	$16,679,416

(1)

The total number of shares purchased (and the average price paid per share) reflects: (i) shares purchased pursuant to the repurchase program described in (2) below; and (ii) represents shares delivered to the Company from stock awards held by employees upon vesting for the purpose of covering the recipients’ tax withholding obligations, totaling 1,019 shares, 27,297 shares and 156 shares for the fiscal months of October, November and December 2018, respectively.

(2)

On February 20, 2018, the Company’s Board of Directors authorized a stock repurchase program, under which the Company was authorized to repurchase shares of outstanding common stock to offset the dilutive impact of employee stock award vesting in the current year, provided that the aggregate value of shares of common stock repurchased does not exceed $90 million, and no shares of common stock may be repurchased under the program after December 31, 2018. The Company repurchased 53,965 shares in the fourth quarter under the repurchase program, representing an aggregate value of $2 million, and such shares were then retired. The Board of Directors has also authorized the Company to engage in a similar program in 2019 to repurchase shares of outstanding common stock to offset the dilutive impact of employee stock award vesting in 2019, provided that the aggregate value of shares of common stock repurchased does not exceed $100 million, and no shares of common stock may be repurchased under the program after December 31, 2019. The extent to which the Company repurchases its shares, and the timing of such repurchases, will depend upon a variety of factors, including trading volume, market conditions, legal requirements, business conditions and other factors. The repurchase program may be discontinued at any time, and the program does not obligate the Company to acquire any specific number of shares of its common stock.

ITEM 6.SELECTED FINANCIAL DATA (dollars in millions, except per share)

	Years Ended December 31,
	2018	2017	2016	2015	2014
Sales	$7,253	$7,379	$6,680	$6,085	$6,819
Income (loss) from continuing operations	$319	$(71)	$(812)	$(161)	$603
Net income (loss)	$380	$(109)	$(943)	$280	$318
Net income (loss) attributable to Newmont stockholders (1)	$341	$(114)	$(629)	$206	$500
Income (loss) per common share:
Basic:
Continuing operations	$0.53	$(0.14)	$(0.43)	$(0.02)	$1.28
Discontinued operations	0.11	(0.07)	(0.76)	0.42	(0.28)
	$0.64	$(0.21)	$(1.19)	$0.40	$1.00
Diluted:
Continuing operations	$0.53	$(0.14)	$(0.42)	$(0.02)	$1.28
Discontinued operations	0.11	(0.07)	(0.76)	0.42	(0.28)
	$0.64	$(0.21)	$(1.18)	$0.40	$1.00
Dividends declared per common share	$0.56	$0.25	$0.125	$0.10	$0.225

	At December 31,
	2018	2017	2016	2015	2014
Total assets	$20,715	$20,646	$21,071	$25,224	$24,954
Debt, including current portion	$4,044	$4,040	$4,599	$5,842	$6,033
Lease and other financing obligations, including current portion	$217	$25	$16	$21	$7
Newmont stockholders’ equity	$10,502	$10,535	$10,663	$11,294	$10,232

(1)	Net income (loss) attributable to Newmont stockholders includes discontinued operations of $61, $(38), $(403), $219 and $(142) net of tax in 2018, 2017, 2016, 2015 and 2014, respectively.

ITEM 7.       MANAGEMENT’S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS (dollars in millions, except per share, per ounce and per pound amounts)

The following Management’s Discussion and Analysis (“MD&A”) provides information that management believes is relevant to an assessment and understanding of the consolidated financial condition and results of operations of Newmont Mining Corporation and its affiliates and subsidiaries (collectively, “Newmont,” the “Company,” “our” and “we”). We use certain non-GAAP financial measures in our MD&A. For a detailed description of each of the non-GAAP measures used in this MD&A, please see the discussion under Non-GAAP Financial Measures beginning on page 80. References to “A$” refer to Australian currency. This item should be read in conjunction with our Consolidated Financial Statements and the notes thereto included in this annual report.

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

On January 14, 2019, the Company entered into a definitive agreement (as amended by the first amendment to the arrangement agreement, dated as of February 19, 2019, the “Arrangement Agreement”) to acquire all outstanding common shares of Goldcorp, Inc. (“Goldcorp”) in a primarily stock transaction (the “Proposed Transaction”). Under the terms of the agreement, Goldcorp shareholders will receive 0.3280 shares of Newmont’s common stock and $0.02 in cash for each Goldcorp common share they own, for a total transaction value of approximately $10 billion as of the announcement date on January 14, 2019. The transaction, which is subject to approval by both Newmont and Goldcorp shareholders, and other customary conditions and regulatory approvals, is expected to close in the second quarter of 2019. Upon closing, the combined company will be known as Newmont Goldcorp.

On November 2, 2016, Newmont completed the sale of its 48.5% economic interest in PT Newmont Nusa Tenggara (“PTNNT”), which operated the Batu Hijau copper and gold mine (“Batu Hijau”) in Indonesia (the “Batu Hijau Transaction”). As a result, Newmont presents Batu Hijau as a discontinued operation for all periods presented. In the following discussion and analysis, the operating statistics, results of operations, cash flows and financial condition that we present and discuss are those of our continuing operations unless otherwise indicated. For additional information regarding our discontinued operations, see Note 11 to the Consolidated Financial Statements and the discussion in our Results of Consolidated Operations below.

We continue to focus on delivering superior operational execution to generate the financial flexibility we need to fund our best projects, make strategic partnerships focused on profitable growth, reduce debt and return cash to shareholders.

Consolidated Financial Results

The details of our Net income (loss) from continuing operations attributable to Newmont stockholders are set forth below:

	Years Ended December 31,		Increase
	2018	2017	(decrease)
Net income (loss) from continuing operations attributable to Newmont stockholders	$280	$(76)	$356
Net income (loss) from continuing operations attributable to Newmont stockholders per common share, diluted	$0.53	$(0.14)	$0.67

	Years Ended December 31,		Increase
	2017	2016	(decrease)
Net income (loss) from continuing operations attributable to Newmont stockholders	$(76)	$(226)	$150
Net income (loss) from continuing operations attributable to Newmont stockholders per common share, diluted	$(0.14)	$(0.42)	$0.28

Results in 2018 compared to 2017 were impacted by lower income tax expense, as higher taxes in the prior year from the Tax Cuts and Jobs Act (“the Act”) enacted in December 2017 and a tax benefit recorded in the current year for the settlement of an

Uncertain Tax Position in Canada were partially offset by increased valuation allowances recorded on deferred tax assets in the United States during the fourth quarter of 2018, and a gain from the sale of our royalty portfolio in June 2018, partially offset by increased impairments of the Company’s long-lived assets related to certain exploration properties and the Emigrant operation in North America and lower production at various sites, including CC&V, Boddington, Akyem, Kalgoorlie and Carlin, as further described within the Results of Consolidated Operations section below.

Results in 2017 compared to 2016 were impacted by a $1,003 impairment charge ($529 attributable to Newmont) in 2016, a full year of production at Merian and Long Canyon, an increase in gold production from the CC&V expansion completed in the first quarter of 2016, and higher realized prices, partially offset by higher taxes from the Act enacted in December 2017, a 2016 gain from the sale of the Company’s investment in Regis Resources Ltd (“Regis”) and adverse weather conditions impacting production at Tanami and Yanacocha during the first quarter of 2017.

The details of our Sales are set forth below. See Note 4 to our Consolidated Financial Statement for additional information.

	Years Ended December 31,		Increase	Percent
	2018	2017	(decrease)	Change
Gold	$6,950	$7,064	$(114)	(2)%
Copper	303	315	(12)	(4)
	$7,253	$7,379	$(126)	(2)%

	Years Ended December 31,		Increase	Percent
	2017	2016	(decrease)	Change
Gold	$7,064	$6,430	$634	10%
Copper	315	250	65	26
	$7,379	$6,680	$699	10%

The following analysis summarizes consolidated gold sales:

	Years Ended December 31,
	2018	2017	2016
Consolidated gold sales:
Gross before provisional pricing	$6,982	$7,086	$6,454
Provisional pricing mark-to-market	(2)	10	13
Gross after provisional pricing	6,980	7,096	6,467
Treatment and refining charges	(30)	(32)	(37)
Net	$6,950	$7,064	$6,430
Consolidated gold ounces sold (thousands)	5,516	5,632	5,172
Average realized gold price (per ounce)(1):
Gross before provisional pricing	$1,266	$1,259	$1,247
Provisional pricing mark-to-market	—	2	3
Gross after provisional pricing	1,266	1,261	1,250
Treatment and refining charges	(6)	(6)	(7)
Net	$1,260	$1,255	$1,243

(1)	Per ounce measures may not recalculate due to rounding.

The change in consolidated gold sales is due to:

	Years Ended
	December 31,
	2018 vs. 2017	2017 vs. 2016
Change in consolidated ounces sold	$(146)	$574
Change in average realized gold price	30	55
Change in treatment and refining charges	2	5
	$(114)	$634

Gold sales decreased 2% in 2018 compared to 2017 primarily due to lower production at various sites, including CC&V, Boddington, Akyem, Kalgoorlie and Carlin, partially offset by higher average realized gold prices. Gold sales increased 10% in 2017 compared to 2016 primarily due to higher sales volumes from a full year of production and sales at Merian and Long Canyon and the CC&V expansion completed in the first quarter of 2016 as well as higher average realized prices, partially offset by adverse weather conditions impacting production at Tanami and Yanacocha during the first quarter of 2017. For a complete discussion regarding variations in gold volumes, see Results of Consolidated Operations below.

The following analysis summarizes consolidated copper sales:

	Years Ended December 31,
	2018	2017	2016
Consolidated copper sales:
Gross before provisional pricing	$323	$314	$261
Provisional pricing mark-to-market	(7)	14	5
Gross after provisional pricing	316	328	266
Treatment and refining charges	(13)	(13)	(16)
Net	$303	$315	$250
Consolidated copper pounds sold (millions)	110	111	116
Average realized copper price (per pound)(1):
Gross before provisional pricing	$2.94	$2.83	$2.25
Provisional pricing mark-to-market	(0.07)	0.12	0.04
Gross after provisional pricing	2.87	2.95	2.29
Treatment and refining charges	(0.13)	(0.12)	(0.14)
Net	$2.74	$2.83	$2.15

(1)	Per pound measures may not recalculate due to rounding.

The change in consolidated copper sales is due to:

	Years Ended
	December 31,
	2018 vs. 2017	2017 vs. 2016
Change in consolidated pounds sold	$(3)	$(11)
Change in average realized copper price	(9)	73
Change in treatment and refining charges	—	3
	$(12)	$65

Copper sales decreased 4% in 2018 compared to 2017 primarily due to lower average net realized prices. Copper sales increased 26% in 2017 compared to 2016 primarily due to higher average net realized prices, partially offset by lower sales volumes. For a complete discussion regarding variations in copper volumes, see Results of Consolidated Operations below.

The details of our Costs applicable to sales are set forth below. See Note 3 to our Consolidated Financial Statements for additional information.

	Years Ended December 31,		Increase	Percent
	2018	2017	(decrease)	Change
Gold	$3,906	$3,899	$7	0%
Copper	187	163	24	15
	$4,093	$4,062	$31	1%

	Years Ended December 31,		Increase	Percent
	2017	2016	(decrease)	Change
Gold	$3,899	$3,523	$376	11%
Copper	163	215	(52)	(24)
	$4,062	$3,738	$324	9%

Costs applicable to sales remained fairly consistent in 2018 compared to 2017 as higher direct operating costs and higher stockpile and leach pad inventory adjustments were mostly offset by lower production at various sites. Costs applicable to sales increased in 2017 compared to 2016, primarily due to a full year of commercial production at Merian and Long Canyon, the CC&V expansion completed in the first quarter of 2016, and higher direct operating costs, partially offset by lower leach pad inventory adjustments.

For discussion regarding variations in operations, see Results of Consolidated Operations below.

The details of our Depreciation and amortization are set forth below. See Note 3 to our Consolidated Financial Statements for additional information.

	Years Ended December 31,		Increase	Percent
	2018	2017	(decrease)	Change
Gold	$1,142	$1,191	$(49)	(4)%
Copper	39	37	2	5
Other	34	33	1	3
	$1,215	$1,261	$(46)	(4)%

	Years Ended December 31,		Increase	Percent
	2017	2016	(decrease)	Change
Gold	$1,191	$1,127	$64	6%
Copper	37	51	(14)	(27)
Other	33	35	(2)	(6)
	$1,261	$1,213	$48	4%

Depreciation and amortization decreased in 2018, compared to 2017, primarily due to lower production at various sites, partially offset by higher stockpile and leach pad inventory adjustments. Depreciation and amortization expense increased in 2017, compared to 2016, primarily due to a full year of production at Merian and Long Canyon, partially offset by a lower asset balance resulting from an impairment recorded at Yanacocha in December 2016.

For discussion regarding variations in operations, see Results of Consolidated Operations below.

Reclamation and remediation expense was $163, $192, and $169 for 2018, 2017, and 2016, respectively. Reclamation and remediation expense decreased in 2018, compared to 2017, primarily due to reclamation adjustments recorded in 2017 for revisions in the closure plan for the Rain mine, which is a non-operating site that is part of the Carlin mine complex along with decreased remediation costs at the Midnite Mine and Dawn mill sites. Reclamation and remediation expense increased in 2017, compared to 2016, primarily due to higher accretion expense at Yanacocha. Higher reclamation costs related to Yanacocha during 2016 were largely offset by increased costs at the Rain, Midnite, Resurrection and San Luis remediation and closure sites during 2017.

Exploration expense was $197, $179, and $148 for 2018, 2017, and 2016, respectively. Exploration expense increased in 2018, compared to 2017, primarily due to increased expenditures at various projects in North America and Australia as we continue to focus on developing future reserves.  Exploration  expense increased in 2017, compared to 2016, primarily due to higher expenditures for near-mine exploration at Tanami, CC&V, Kalgoorlie and Yanacocha, in addition to greenfield exploration in the Guiana Shield and other locations as we continue to focus on developing future reserves.

For additional information about proven and probable reserves, including additions and reductions, see the discussion in Gold, Copper and Silver Reserves in Item 1, Business, and Proven and Probable Reserves in Item 2, Properties.

Advanced projects, research and development expense includes development project management costs, feasibility studies and other project expenses that do not qualify for capitalization. Advanced projects, research and development expense was $153, $143, and $134 for 2018, 2017, and 2016, respectively. Advanced projects, research and development expense increased in 2018, compared to 2017, primarily due to on-going study costs associated with the Yanacocha Sulfides and Chaquicocha Oxides projects in South America and the Long Canyon Phase 2 project in North America. Advanced projects, research and development expense increased in 2017, compared to 2016, primarily due to costs associated with full potential opportunities in North America and advanced studies on the Yanacocha Sulfides project, partially offset by prior-year Merian pre-production expenses.

General and administrative expense was $244, $237, and $233 for 2018, 2017, and 2016, respectively. General and administrative expense increased in 2018, compared to 2017, primarily due to higher IT project and services costs as well as higher labor costs. General and administrative expense in 2017 was in line with 2016. General and administrative expense as a percentage of Sales increased in 2018 to 3.4%, compared to 3.2% and 3.5% in 2017 and 2016, respectively.

Impairment of long-lived assets totaled $369, $14 and $1,003 for 2018, 2017 and 2016, respectively. The 2018 impairments primarily related to the impairment of long-lived assets at certain exploration properties and the Emigrant operation in North America, due to the Company’s decision to focus on advancing other projects and a change in mine plan resulting in a significant decrease in mine life at Emigrant, respectively. The 2017 impairments related to equipment and long lived assets in South America, Australia and Corporate. The 2016 impairments were primarily related to the impairment of long-lived assets at Yanacocha in South America as a result of the updated long-term mining and closure plans. For additional information, see Note 6 to our Consolidated Financial Statements.

Other expense, net was $29, $32, and $58 for 2018, 2017, and 2016, respectively. Other expense, net decreased in 2018, compared to 2017, primarily due to prior-year net adjustments to the contingent consideration and related liabilities associated with the acquisition of the final 33.33% interest in Boddington in June 2009 and decreases in other expenses, partially offset by increased severance, legal and other settlements in 2018. Other expense, net decreased in 2017, compared to 2016, primarily due to lower severance and outsourcing costs, primarily at Corporate, and lower adjustments to the contingent consideration and related liabilities associated with the acquisition of the final 33.33% interest in Boddington in June 2009.

Other income, net was $155, $54, and $69 for 2018, 2017, and 2016, respectively. Other income, net increased in 2018, compared to 2017, primarily due to a gain from the exchange of certain royalty interests for cash consideration and an equity ownership and warrants in Maverix Metals Inc. (“Maverix”) in June 2018, decreases in Australian dollar-denominated liabilities from a weaker Australian dollar, an increase in interest income, and an increase in business interruption insurance proceeds. These increases were partially offset by unrealized holding losses on marketable equity securities related primarily to Continental Gold Inc. and investment impairments for other-than-temporary declines in value of an equity method investment and a cost method investment in December 2018. Other income, net decreased in 2017, compared to 2016, primarily due to a gain of $103 from the sale of the Company’s investment in Regis in March 2016 and unfavorable fluctuations in foreign currency exchange rates, partially offset by a loss of $55 associated with debt repayments in March 2016 and November 2016.

Interest expense, net was $207, $241 and $273 for 2018, 2017 and 2016, respectively. Capitalized interest totaled $37, $22 and $33 in each year, respectively. Interest expense, net decreased in 2018 compared to 2017 primarily due to reduced debt balances as a result of the repayment of the 2017 Convertible Senior Notes in 2017 and higher capitalized interest in 2018 compared to 2017 related to increased spend on the Subika Underground project and Ahafo Mill Expansion.  Interest expense, net decreased in 2017 compared to 2016 primarily due to reduced debt balances as a result of the repayment of the 2017 Convertible Senior Notes in 2017 and partial early extinguishment of the 2019, 2022 and 2039 Senior Notes in 2016, partially offset by lower capitalized interest in 2017 compared to 2016 primarily due to the completion of the Long Canyon and Merian projects in 2016, partially offset by additional interest capitalized for the Subika Underground project and Ahafo Mill Expansion.

Income and mining tax expense was $386, $1,127 and $579 for 2018, 2017 and 2016, respectively. The effective tax rate is driven by a number of factors as illustrated in the table below. The comparability of our income tax expense for the reported periods has been primarily affected by (i) variations in our income before income taxes; (ii) geographic distribution of that income; (iii) impacts of enactment of tax reform; (iv) the non-recognition of tax assets; (v) percentage depletion; (vi) and the impact of specific transactions and assessments. As a result, the effective tax rate will fluctuate, sometimes significantly, year to year. This trend is expected to continue in future periods.

	Year Ended December 31, 2018 (1)
			Income Tax		Federal and
	Income	Effective	Expense		State Cash	Mining Cash
	(Loss)(2)	Tax Rate	(Benefit)		Tax/(Refund)	Tax/(Refund)
Nevada	$(72)	49%	$(35)	(3)	$27	$—
CC&V	88	19	17	(4)	—	—
Corporate & Other	(296)	(36)	107	(5)	(21)	—
Total US	(280)	(32)	89		6	—
Australia	647	29	188	(6)	255	42
Ghana	183	33	60		89	—
Suriname	238	26	62		12	—
Peru	(40)	(73)	29	(7)	18	7
Other Foreign	(10)	420	(42)	(8)	—	—
Consolidated	$738	52%	$386		$380	$49

(1)

The December 31, 2017 information has not been presented as such comparison would not be meaningful as a result of tax restructuring implemented by the Company at December, 31, 2017. Due to changes the Tax Cuts and Jobs Act made to certain international tax provisions, it was prudent for the Company to restructure the holding of its non-U.S. operations for U.S. federal income tax purposes. This was accomplished by executing and filing various “check the box” elections with respect to certain non-U.S. subsidiaries of the Company. The elections resulted in the conversions of these subsidiaries from branches and/or foreign partnerships to regarded foreign corporations.

(2)

Represents income (loss) from continuing operations by geographic location before income taxes and equity in affiliates. These amounts will not reconcile to the segment information for the reasons stated in Note 3 to our Consolidated Financial Statements.

(3)	Includes deduction for percentage depletion of $(39) and mining taxes of $18.
(4)	Includes deduction for percentage depletion of $(10) and valuation allowance of $9.
(5)	Includes valuation allowance of $150 and SAB 118 adjustments of $(48).
(6)

Includes mining taxes of $36 and valuation allowance of $(45). A valuation allowance release of $(46) related to certain Australian deferred tax assets is being presented as a SAB 118 adjustment on the rate reconciliation in Note 9 as it relates to balances impacted by the tax restructuring completed at December 31, 2017.

(7)	Includes mining taxes of $9 and valuation allowance of $20.
(8)	Includes settlement of uncertain tax position of $(34) and valuation allowance of $(7).

On December 22, 2017, the US enacted the Tax Cuts and Jobs Act (“the Act”), significantly changing U.S. income tax law. Key provisions of the Act that impact Newmont include: (i) reduction of the U.S. federal corporate income tax rate from 35% to 21%, (ii) repeal of the Corporate Alternative Minimum Tax (“AMT”) system (iii) replacement of the worldwide taxation system with a territorial tax system which exempts certain foreign operations from U.S. taxation, and (iv) further limitation on the deductibility of certain executive compensation. As a result, Newmont recorded a net provisional charge of $706 million which was included in the 2017 tax expense (benefit) in the Consolidated Statement of Income (Loss), and consisted of two components: (i) a $312 million charge relating to re-measurement of net deferred tax assets and (ii) a $394 million charge related to the restructuring decisions implemented as a result of the Act.

On December 22, 2017, Staff Accounting Bulletin No. 118 (“SAB 118”) was issued to address the application of US GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Act. In accordance with SAB 118, the Company has finalized the impact of the Act and recorded a total net benefit of $48; $14 due to a reduction in the expense associated with the re-measurement of certain deferred tax assets and liabilities and a benefit of $34 due to a reduction in the expense related to restructuring decisions implemented because of the Act.

In January 2018, the Financial Accounting Standards Board released guidance on the accounting for tax on the global intangible low-taxed income (“GILTI”) provisions of the Act. The GILTI provisions impose a tax on foreign income in excess of a deemed return on tangible assets of foreign corporations. The guidance indicates that either accounting for deferred taxes related to GILTI inclusions or treating any taxes on GILTI inclusions as period cost are both acceptable methods subject to an accounting policy election. Effective the first quarter of 2018, the Company elected to treat any potential GILTI inclusions as a period cost as it is not projecting any material impact from GILTI inclusions and any deferred taxes related to any inclusion would be immaterial. As of December 31, 2018, the Company does not have any GILTI inclusion.

For additional information regarding our income and mining taxes, including details of our deferred tax assets, see Note 9 to our Consolidated Financial Statements.

Equity income (loss) of affiliates was $(33), $(16), and $(13) in 2018, 2017, and 2016, respectively. The increased loss in 2018 from 2017 is mainly due to a $10 and $5 increase in losses recognized at TMAC Resources Inc. and Minera La Zanja S.R.L. (“La Zanja”), respectively. The equity loss from affiliates increased in 2017 from 2016 primarily due to a $5 increase in losses recognized at La Zanja as a result of an impairment of its long-lived assets.

Net income (loss) from discontinued operations was $61, $(38) and $(131) in 2018, 2017, and 2016, respectively. Net income (loss) from discontinued operations increased in 2018 from 2017, primarily due to the impacts on the Holt royalty obligation from an increase in discount rate, a decrease in gold price and an expected decrease in production from prior periods. The loss decreased in 2017 compared to 2016 primarily due to the net impacts of the Batu Hijau Transaction in 2016.

For additional information regarding our discontinued operations, see Note 11 to our Consolidated Financial Statements. For discussion regarding Batu Hijau’s operating results, see the Discontinued operations section in Results of Consolidated Operations below.

Net loss (income) attributable to noncontrolling interests, net of tax from continuing operations was $(39), $(5), and $586 in 2018, 2017, and 2016, respectively. The income from noncontrolling interests increased in 2018 compared to 2017 primarily due to decreased losses at Yanacocha. The income from noncontrolling interests increased in 2017 compared to 2016 due to decreased losses at Yanacocha, primarily related to the 2016 impairment of long-lived assets, and increased earnings at Merian due to a full year of production in 2017.

Other comprehensive income (loss) was $(11), $42, and $- in 2018, 2017, and 2016, respectively. The decrease in 2018 from 2017 was primarily due to the change in fair value of pension and other post-retirement benefits, foreign currency translation adjustments and a reduced impact from cash flow hedge instruments. The increase in 2017 from 2016 was primarily due to the change in fair value of marketable securities and pension and other post-retirement benefits, partially offset by a reduced impact from cash flow hedge instruments.

Results of Consolidated Operations

	Gold or Copper			Costs Applicable			Depreciation and			All-In Sustaining
	Produced			to Sales (1)			Amortization			Costs (2)
	2018	2017	2016	2018	2017	2016	2018	2017	2016	2018	2017	2016
GOLD	(ounces in thousands)			($ per ounce sold)			($ per ounce sold)			($ per ounce sold)
North America	2,057	2,211	2,024	$759	$712	$699	$238	$244	$207	$928	$876	$854
South America	1,049	1,048	759	660	709	759	201	229	404	804	870	932
Australia	1,523	1,573	1,641	709	672	630	133	134	135	845	806	777
Africa	850	822	819	645	655	666	301	277	271	794	785	795
Total / Weighted Average for continuing operations	5,479	5,654	5,243	$708	$692	$681	$213	$217	$225	$909	$890	$880
Attributable to Newmont	5,101	5,266	4,898

COPPER	(pounds in millions)			($ per pound sold)			($ per pound sold)			($ per pound sold)
North America	32	33	42	$1.83	$1.73	$2.23	$0.49	$0.46	$0.66	$2.24	$2.09	$2.60
Australia	77	80	77	1.64	1.37	1.67	0.30	0.27	0.32	1.94	1.69	2.00
Total / Weighted Average for continuing operations	109	113	119	$1.69	$1.47	$1.85	$0.35	$0.33	$0.44	$2.02	$1.80	$2.21

COPPER	(tonnes in thousands)
North America	14	15	19
Australia	35	36	35
Total / Weighted Average for continuing operations	49	51	54

(1)	Excludes Depreciation and amortization and Reclamation and remediation.
(2)	All-In Sustaining Costs is a non-GAAP financial measure. See Non-GAAP Financial Measures beginning on page 80.

2018 compared to 2017

Consolidated gold ounces produced decreased 3% due to:

•

lower production from North America due to lower ore grade mined at CC&V, Long Canyon and Twin Creeks, as well as lower leach tons placed at Carlin, Phoenix and CC&V, partially offset by higher ore grade milled at Phoenix;

•	consistent production from South America as a draw down of in-circuit inventory and higher mill throughput at Merian were offset by lower leach production at Yanacocha;
•

lower production from Australia due to lower ore grade milled at Boddington and Kalgoorlie, partially offset by higher ore grade milled and recovery at Tanami. The lower ore grade milled at Kalgoorlie was a result of reduced ore tons mined from the pit due to a failure in the East wall of the pit, leading to the processing of lower-grade stockpiles; and

•

higher production from Africa due to higher ore grade milled and recovery, as well as a draw down of in-circuit inventory at Ahafo, partially offset by lower mill throughput, ore grade and recovery at Akyem.

Consolidated copper production decreased 4% primarily due to lower ore grade milled at Phoenix in North America and Boddington in Australia.

Costs applicable to sales per consolidated gold ounce increased 2% primarily due to lower ounces sold, higher stockpile and leach pad inventory adjustments and higher oil prices, partially offset by a lower co-product allocation of costs to gold. Costs applicable to sales per consolidated copper pound increased 15% primarily due to a higher co-product allocation of costs to copper.

Depreciation and amortization per gold ounce decreased 2% primarily due to lower amortization rates, partially offset by lower ounces sold and higher stockpile and leach pad inventory adjustments. Depreciation and amortization per consolidated copper pound increased 6% primarily due to a higher co-product allocation of depreciation and amortization to copper.

All-in sustaining costs per consolidated gold ounce increased 2% primarily due to higher costs applicable to sales per ounce. All-in sustaining costs per copper pound increased 12% primarily due to higher costs applicable to sales per pound.

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

Costs applicable to sales per consolidated gold ounce increased 2% due to higher direct operating costs, partially offset by higher gold ounces sold and lower leach pad inventory adjustments. Costs applicable to sales per consolidated copper pound decreased 21% primarily due to a lower co-product allocation of costs to copper.

Depreciation and amortization per consolidated gold ounce decreased 4% due to higher ounces sold, a lower asset balance at Yanacocha resulting from an impairment recorded in December 2016, and lower leach pad inventory adjustments. Depreciation and amortization per consolidated copper pound decreased 25% due to a lower co-product allocation of depreciation and amortization to copper.

All-in sustaining costs per consolidated gold ounce increased 1% primarily due to higher costs applicable to sales per ounce. All-in sustaining costs per consolidated copper pound sold decreased 19% primarily due to lower costs applicable to sales per pound.

North America Operations

	Gold or Copper			Costs Applicable			Depreciation and			All-In Sustaining
	Produced			to Sales (1)			Amortization			Costs (2)
	2018	2017	2016	2018	2017	2016	2018	2017	2016	2018	2017	2016
GOLD	(ounces in thousands)			($ per ounce sold)			($ per ounce sold)			($ per ounce sold)
Carlin	927	972	944	$843	$830	$836	$237	$229	$213	$1,027	$1,035	$1,040
Phoenix	241	239	209	854	854	799	201	227	251	1,043	1,035	946
Twin Creeks	359	375	453	668	606	517	170	170	112	820	741	615
Long Canyon (3)	170	174	22	423	338	186	447	426	223	505	364	227
CC&V	360	451	396	727	622	552	232	272	275	840	725	623
Total / Weighted Average (4)	2,057	2,211	2,024	$759	$712	$699	$238	$244	$207	$928	$876	$854

COPPER	(pounds in millions)			($ per pound sold)			($ per pound sold)			($ per pound sold)
Phoenix	32	33	42	$1.83	$1.73	$2.23	$0.49	$0.46	$0.66	$2.24	$2.09	$2.60

COPPER	(tonnes in thousands)
Phoenix	14	15	19

(1)	Excludes Depreciation and amortization and Reclamation and remediation.
(2)	All-In Sustaining Costs is a non-GAAP financial measure. See Non-GAAP Financial Measures beginning on page 80.
(3)	Long Canyon achieved commercial production in November 2016.
(4)

All-In Sustaining Costs include expenses related to other regional projects that are designed to sustain current production and exploration, and Depreciation and amortization include expenses for other regional projects.

2018 compared to 2017

Carlin, USA. Gold production decreased 5% primarily due to lower leach tons placed and lower leach recoveries. Costs applicable to sales per ounce increased 2% primarily due to higher stockpile and leach pad inventory adjustments and lower ounces sold. Total stockpile and leach pad adjustments at Carlin include $22 related to a write-down at Emigrant from a change in mine plan, resulting in a significant decrease in mine life in the third quarter of 2018. Depreciation and amortization per ounce increased 3% primarily due to higher stockpile and leach pad inventory adjustments and lower ounces sold. All-in sustaining costs per ounce decreased 1% primarily due to lower sustaining capital spend.

Phoenix, USA. Gold production increased 1% due to higher ore grade milled, partially offset by lower leach tons placed. Copper production decreased 3% primarily due to lower ore grade milled.  Costs applicable to sales per ounce was in line with 2017 as higher maintenance costs were offset by high ounces sold. Costs applicable to sales per pound increased 6% primarily due to lower copper pounds sold. Depreciation and amortization per ounce decreased 11% primarily due to higher ounces sold and lower amortization rates. Depreciation and amortization per pound increased 7% primarily due to lower copper pounds sold. All-in sustaining costs per ounce increased 1% primarily due to higher sustaining capital spend. All-in sustaining costs per pound increased 7% primarily due to higher costs applicable to sales per pound and higher sustaining capital spend.

Twin Creeks, USA. Gold production decreased 4% primarily due to lower ore grades mined. Costs applicable to sales per ounce increased 10% primarily due to lower ounces sold and higher stockpile and leach pad inventory adjustments. Depreciation and amortization per ounce was in line with 2017. All-in sustaining costs per ounce increased 11% primarily due to the higher costs applicable to sales per ounce.

Long Canyon, USA. Gold production decreased 2% primarily due to lower ore grade mined. Costs applicable to sales per ounce increased 25% primarily due to lower ore grade mined. Depreciation and amortization per ounce increased 5% primarily due to lower ounces sold. All-in sustaining costs per ounce increased 39% primarily due to higher costs applicable to sales per ounce and higher sustaining capital spend.

CC&V, USA. Gold production decreased 20% primarily due to lower ore grades mined and lower leach tons placed at Valley Leach Fill 2. Costs applicable to sales per ounce increased 17% primarily due to lower ounces sold. Depreciation and amortization per ounce decreased 15% primarily due to lower amortization rates. All-in sustaining costs per ounce increased 16% primarily due to higher costs applicable to sales per ounce.

2017 compared to 2016

Carlin, USA. Gold production increased 3% primarily due to higher tons and ore grade mined at Leeville, partially offset by halted mining activity at the Silverstar mine due to the geotechnical issues in the fourth quarter of 2016. Costs applicable to sales per ounce decreased 1% due to higher ounces sold. Depreciation and amortization per ounce increased 8% primarily due to lower surface grades mined resulting in inventory drawdowns. All-in sustaining costs per ounce was in line with 2016.

Phoenix, USA. Gold production increased 14% due to higher mill grades, and higher leach placement from mining in the Brooks pit at Lone Tree. Copper pounds produced decreased 21% primarily due to lower copper leach placement and lower mill grade and throughput. Costs applicable to sales per ounce increased 7% primarily due to a higher co-product allocation of costs to gold, partially offset by higher ounces sold. Costs applicable to sales per pound decreased 22% due to a lower co-product allocation of costs to copper and lower leaching costs as a result of lower acid consumption. Depreciation and amortization per ounce decreased 10% due to lower amortization rates. Depreciation and amortization per pound decreased 30% primarily due to lower amortization rates and a lower co-product allocation of depreciation and amortization to copper. All-in sustaining costs per ounce increased 9% primarily due to higher costs applicable to sales per ounce and higher sustaining capital spend. All-in sustaining costs per pound decreased 20% primarily due to lower costs applicable to sales per pound.

Twin Creeks, USA. Gold production decreased 17% due to lower ore grade mined, lower mill throughput at the Juniper mill due to harder ore and lower ore grades processed at the Sage mill to optimize recovery rates. Costs applicable to sales per ounce increased 17% due to lower ounces sold and higher stockpile and leach pad inventory adjustments. Depreciation and amortization per ounce increased 52% primarily due to lower ounces sold and higher stockpile and leach pad inventory adjustments. All-in sustaining costs per ounce increased 20% due to higher costs applicable to sales per ounce and higher sustaining capital spend.

Long Canyon, USA. Long Canyon achieved commercial production in November 2016.

CC&V, USA. Gold production increased 14% primarily due to a full year of ore placement at the Valley Leach Fill 2 leach pad and higher mill throughput. Costs applicable to sales per ounce increased 13% primarily due to higher processing costs. Depreciation and amortization per ounce decreased 1% primarily due to higher ounces sold. All-in sustaining cost per ounce increased 16% primarily due to higher costs applicable to sales per ounce and higher sustaining capital.

South America Operations

	Gold Ounces			Costs Applicable			Depreciation and			All-In Sustaining
	Produced			to Sales (1)			Amortization			Costs (2)
	2018	2017	2016	2018	2017	2016	2018	2017	2016	2018	2017	2016
GOLD	(in thousands)			($ per ounce sold)			($ per ounce sold)			($ per ounce sold)
Yanacocha	515	535	655	$813	$939	$824	$207	$250	$427	$967	$1,150	$1,014
Merian (3)	534	513	104	512	467	342	167	179	122	627	544	344
Total / Weighted Average (4)	1,049	1,048	759	$660	$709	$759	$201	$229	$404	$804	$870	$932
Yanacocha (48.65%) (5)	(244)	(260)	(319)
Merian (25.00%)	(134)	(128)	(26)
Attributable to Newmont	671	660	414

(1)	Excludes Depreciation and amortization and Reclamation and remediation.
(2)	All-In Sustaining Costs is a non-GAAP financial measure. See Non-GAAP Financial Measures beginning on page 80.
(3)	Commercial production at Merian was achieved in October 2016.
(4)

All-In Sustaining Costs include expenses related to other regional projects that are designed to sustain current production and exploration, and Depreciation and amortization include expenses for other regional projects.

(5)

In December 2017, Yanacocha repurchased a 5% interest held by the International Finance Corporation, increasing Newmont’s ownership in Yanacocha from 51.35% to 54.05% as of December 31, 2017. In June 2018, Yanacocha sold a 5% ownership interest to a subsidiary of Sumitomo Corporation, reducing Newmont’s ownership to 51.35%. See Note 12 to our Consolidated Financial Statements.

2018 compared to 2017

Yanacocha, Peru. Gold production decreased 4% primarily due to lower leach production. Costs applicable to sales per ounce decreased 13% primarily due to lower stockpile and leach pad inventory adjustments and higher by-product credits from the sale of copper and silver concentrates, partially offset by higher oil prices. Depreciation and amortization per ounce decreased 17% primarily due to lower stockpile and leach pad inventory adjustments and lower amortization rates. All-in sustaining costs per ounce decreased 16% primarily due to the lower costs applicable to sales per ounce, lower sustaining capital and lower remediation costs.

Merian, Suriname. Gold production increased 4% primarily due to a draw down of in-circuit inventory as compared to a build up in 2017 and higher throughput, partially offset by lower ore grade milled and lower recovery. Cost applicable to sales per ounce increased 10% primarily due to lower ore grade mined and higher oil prices. Depreciation and amortization per ounce decreased 7% primarily due to lower amortization rates. All-in sustaining costs per ounce increased 15% primarily due to higher costs applicable to sales per ounce and higher sustaining capital spend.

2017 compared to 2016

Yanacocha, Peru. Gold production decreased 18% primarily due to lower mill grade, recovery and throughput as well as lower leach tons placed. Costs applicable to sales per ounce increased 14% primarily due to lower ounces sold and higher processing costs, partially offset by lower leach pad inventory adjustments. Depreciation and amortization per ounce decreased 41% due to a lower asset balance resulting from an impairment recorded in December 2016 and lower leach pad inventory adjustments, partially offset by lower ounces sold. All-in sustaining costs per ounce increased 13% primarily due to higher costs applicable to sales per ounce.

Merian, Suriname. Merian achieved commercial production in October 2016.

Australia Operations

	Gold or Copper			Costs Applicable			Depreciation and			All-In Sustaining
	Produced			to Sales (1)			Amortization			Costs (2)
	2018	2017	2016	2018	2017	2016	2018	2017	2016	2018	2017	2016
GOLD	(ounces in thousands)			($ per ounce sold)			($ per ounce sold)			($ per ounce sold)
Boddington	709	787	800	$786	$714	$673	$140	$147	$139	$891	$838	$775
Tanami	496	419	459	589	616	518	149	165	179	763	786	722
Kalgoorlie	318	367	382	721	645	680	74	54	50	813	717	770
Total / Weighted Average (3)	1,523	1,573	1,641	$709	$672	$630	$133	$134	$135	$845	$806	$777

COPPER	(pounds in millions)			($ per pound sold)			($ per pound sold)			($ per pound sold)
Boddington	77	80	77	$1.64	$1.37	$1.67	$0.30	$0.27	$0.32	$1.94	$1.69	$2.00

COPPER	(tonnes in thousands)
Boddington	35	36	35

(1)	Excludes Depreciation and amortization and Reclamation and remediation.
(2)	All-In Sustaining Costs is a non-GAAP financial measure. See Non-GAAP Financial Measures beginning on page 80.
(3)

All-In Sustaining Costs include expenses related to other regional projects that are designed to sustain current production and exploration, and Depreciation and amortization include expenses for other regional projects.

2018 compared to 2017

Boddington, Australia. Gold production decreased 10% primarily due to lower ore grade milled, partially offset by higher mill throughput. Copper production decreased 4% primarily due to lower ore grade milled, partially offset by higher mill throughput and recovery.  Costs applicable to sales per ounce increased 10% primarily due to lower ounces sold and higher oil prices, partially offset by a lower co-product allocation of costs to gold and a favorable Australian dollar foreign currency exchange rate.  Costs applicable to sales per pound increased 20% primarily due to lower production, higher oil prices and a higher co-product allocation of costs to copper, partially offset by a favorable Australian dollar foreign currency exchange rate.  Depreciation and amortization per ounce decreased 5% primarily due to a lower co-product allocation of depreciation and amortization to gold, partially offset by lower ounces sold. Depreciation and amortization per pound increased 11% primarily due to higher co-product allocation of depreciation and amortization to copper. All-in sustaining costs per ounce increased 6% primarily due to higher costs applicable to sales per ounce, partially offset by lower sustaining capital spend. All-in sustaining costs per pound increased 15% primarily due to higher costs applicable to sales per pound, partially offset by lower sustaining capital spend.

Tanami, Australia. Gold production increased 18% primarily due to higher ore grade milled and recovery.  Costs applicable to sales per ounce decreased 4% primarily due to higher ounces sold and a favorable Australian dollar foreign currency exchange rate, partially offset by higher mine and mill maintenance costs, higher paste fill activity and higher oil prices.  Depreciation and amortization per ounce decreased 10% primarily due to higher ounces sold. All-in sustaining costs per ounce decreased 3% primarily due to lower costs applicable to sales per ounce and lower sustaining capital spend per ounce, partially offset by higher exploration and advanced project spend.

Kalgoorlie, Australia. Gold production decreased 13% primarily due to lower ore grade milled, partially offset by higher mill throughput. The lower ore grade milled was a result of reduced ore tons mined from the pit due to a failure in the East wall of the pit, leading to the processing of lower-grade stockpiles. Costs applicable to sales per ounce increased 12% primarily due to lower ounces sold, higher mining cost per ton as a result of the failure in the East wall of the pit, higher site support costs and higher oil prices, partially offset by a favorable Australian dollar foreign currency exchange rate. Depreciation and amortization per ounce increased 37% primarily due to lower ounces sold, asset additions and higher amortization rates. All-in sustaining costs per ounce increased 13% primarily due to higher costs applicable to sales per ounce, higher sustaining capital and higher exploration spend.

2017 compared to 2016

Boddington, Australia. Gold production decreased 2% primarily due to lower ore grade milled, partially offset by higher mill throughput. Copper production increased 4% primarily due to higher mill throughput, partially offset by lower recovery. Costs applicable to sales per ounce increased 6% primarily due to a higher co-product allocation of costs to gold, higher oil prices and an unfavorable Australian dollar foreign currency exchange rate. Costs applicable to sales per pound decreased 18% primarily due to higher copper pounds sold and a lower co-product allocation of costs to copper, partially offset by higher oil prices and an unfavorable Australian dollar foreign currency exchange rate. Depreciation and amortization per ounce increased 6% primarily due to a higher co-product allocation of depreciation and amortization to gold. Depreciation and amortization per pound decreased 16% primarily due to higher copper pounds sold and a lower co-product allocation of depreciation and amortization to copper. All-in sustaining costs per ounce increased 8% primarily due to higher costs applicable to sales per ounce and higher sustaining capital spend. All-in sustaining costs per pound decreased 16% primarily due to lower costs applicable to sales per pound and lower treatment and refining costs.

Tanami, Australia. Gold production decreased 9% primarily due to lower ore grade mined, partially offset by higher mill throughput as a result of the Tanami Expansion project achieving commercial production during the third quarter of 2017. The higher throughput was partially offset by the mill being placed into care and maintenance for 21 days in early 2017 following record high rainfall that blocked transportation routes, limiting access to fuel and other resources. Costs applicable to sales per ounce increased 19% primarily due to lower ounces sold, higher oil prices, an unfavorable Australian dollar foreign currency exchange rate and lower allocation of costs for deferred mine development. Depreciation and amortization per ounce decreased 8% primarily due to lower amortization rates. All-in sustaining costs per ounce increased 9% primarily due to higher costs applicable to sales per ounce, partially offset by lower sustaining capital spend and lower exploration and advanced project spend.

Kalgoorlie, Australia. Gold production decreased 4% primarily due to a draw-down of gold in-circuit inventory in the prior year, coupled with lower ore grade milled and lower throughput. Mill grade was lower due to a geotechnical event in the first quarter of 2017 impacting mining rates and grades. Costs applicable to sales per ounce decreased 5% primarily due to a favorable strip ratio, lower selling costs and lower site support costs, partially offset by lower ounces sold, higher oil prices and an unfavorable Australian dollar foreign currency exchange rate. Depreciation and amortization per ounce increased 8% primarily due to lower ounces sold. All-in sustaining costs per ounce decreased 7% primarily due to lower costs applicable to sales per ounce and lower treatment and refining costs, partially offset by higher exploration spend.

Africa Operations

	Gold Ounces			Costs Applicable			Depreciation and			All-In Sustaining
	Produced			to Sales (1)			Amortization			Costs (2)
	2018	2017	2016	2018	2017	2016	2018	2017	2016	2018	2017	2016
GOLD	(in thousands)			($ per ounce sold)			($ per ounce sold)			($ per ounce sold)
Ahafo	436	349	349	$741	$766	$895	$241	$206	$268	$864	$933	$1,092
Akyem	414	473	470	546	573	497	363	327	271	705	663	567
Total / Weighted Average (3)	850	822	819	$645	$655	$666	$301	$277	$271	$794	$785	$795

(1)	Excludes Depreciation and amortization and Reclamation and remediation.
(2)	All-In Sustaining Costs is a non-GAAP financial measure. See Non-GAAP Financial Measures beginning on page 80.
(3)

All-In Sustaining Costs include expenses related to other regional projects that are designed to sustain current production and exploration, and Depreciation and amortization include expenses for other regional projects.

2018 compared to 2017

Ahafo, Ghana. Gold production increased 25% primarily due to higher ore grade milled and recovery, as well as a draw down of in-circuit inventory as compared to a build up in 2017, partially offset by lower mill throughput. The higher ore grade milled was partially due to the Subika Underground project achieving commercial production during the fourth quarter of 2018. Costs applicable to sales per ounce decreased 3% primarily due to higher ounces sold and lower power costs, partially offset by higher stockpile inventory adjustments and higher oil prices.  Depreciation and amortization per ounce increased 17% primarily due to higher stockpile inventory adjustments and amortization rates, partially offset by higher ounces sold. All-in sustaining costs per ounce sold decreased 7% primarily due to lower costs applicable to sales per ounce, lower sustaining capital and exploration costs.

Akyem, Ghana. Gold production decreased 12% primarily due to lower mill throughput, ore grade and recovery.  Costs applicable to sales per ounce decreased 5% primarily due to lower power costs and a favorable strip ratio, partially offset by higher stockpile inventory adjustments and higher oil prices.  Depreciation and amortization  per ounce increased 11% primarily due to higher stockpile inventory adjustments and lower ounces sold. All-in sustaining costs per ounce increased 6% primarily due to higher sustaining capital and remediation costs, partially offset by lower costs applicable to sales per ounce.

2017 compared to 2016

Ahafo, Ghana. Gold production was in line with 2016. Costs applicable to sales per ounce decreased 14% primarily due to lower stockpile inventory adjustments and lower oil prices. Depreciation and amortization per ounce decreased 23% primarily due to lower stockpile inventory adjustments. All-in sustaining costs per ounce decreased 15% primarily due to lower costs applicable to sales per ounce and lower sustaining capital spend.

Akyem, Ghana. Gold production increased 1% primarily due to higher mill recovery. Costs applicable to sales per ounce increased 15% primarily due to stockpile inventory adjustments in 2017 and an unfavorable strip ratio, partially offset by lower oil prices. Depreciation and amortization per ounce increased 21% due to stockpile inventory adjustments in 2017. All-in sustaining costs per ounce increased 17% due to higher costs applicable to sales per ounce, partially offset by lower exploration spend.

Discontinued Operations

Gold or Copper Produced
2016

GOLD	(ounces in thousands)
Batu Hijau	701
Attributable to Newmont (48.5%)	340

COPPER	(pounds in millions)
Batu Hijau	413
Attributable to Newmont (48.5%)	200

COPPER	(tonnes in thousands)
Batu Hijau	187
Attributable to Newmont (48.5%)	91

For additional information regarding our discontinued operation, see Note 11 to our Consolidated Financial Statements.

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

Our foreign operations sell their gold and copper production based on U.S. dollar metal prices. Approximately 33%, 32% and 33% of our Costs applicable to sales were paid in currencies other than the U.S. dollar in 2018, 2017 and 2016, respectively, of which approximately 28% was denominated in the Australian dollar in the current year. Variations in the local currency exchange rates in relation to the U.S. dollar at our foreign mining operations decreased Costs applicable to sales by $6 per ounce, net of hedging losses, in 2018 compared to 2017, primarily in Australia. Variations in the local currency exchange rates in relation to the U.S. dollar at our foreign mining operations increased Costs applicable to sales by $1 per ounce, net of hedging losses, in 2017 compared to 2016, of which Australia accounted for approximately $3 of the total increase, which was partially offset by Suriname of approximately $2 per ounce.

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

At December 31, 2018, we had $3,397 in Cash and cash equivalents, of which $850 was held in foreign subsidiaries and is primarily held in U.S dollar denominated accounts with the remainder in foreign currencies readily convertible to U.S. dollars. At December 31, 2018, $362 of the consolidated cash and cash equivalents was attributable to noncontrolling interests primarily related to our Peru and Suriname operations, which is being held to fund those operations. At December 31, 2018, $763 in consolidated cash and cash equivalents ($412 attributable to Newmont) was held at certain foreign subsidiaries that, if repatriated, may be subject to withholding taxes. We expect that there would be no additional tax burden upon repatriation after considering the cash cost associated with the withholding taxes. We believe that our liquidity and capital resources from U.S. operations are adequate to fund our U.S. operations and corporate activities.

We believe our existing consolidated cash and cash equivalents, available capacity on our revolving credit facility, and cash generated from continuing operations will be adequate to satisfy working capital needs, fund future growth, meet debt obligations, pay dividends and meet other liquidity requirements for the foreseeable future. At December 31, 2018, no borrowings were outstanding under our revolving credit facility.

Our financial position was as follows:

	At December 31,	At December 31,
	2018	2017
Cash and cash equivalents	$3,397	$3,259
Debt	4,044	4,040
Leases and other financing obligations	217	25
Net Debt	$864	$806
Borrowing capacity on revolving credit facility expiring May 2022	$2,914	$2,920

Cash Flows

Our Consolidated Statements of Cash Flows are summarized as follows:

	Years Ended December 31,
	2018	2017	2016
Net cash provided by (used in) operating activities of continuing operations	$1,837	$2,139	$1,917
Net cash provided by (used in) operating activities of discontinued operations	(10)	(15)	869
Net cash provided by (used in) operating activities	$1,827	$2,124	$2,786

Net cash provided by (used in) investing activities of continuing operations	$(1,177)	$(946)	$(28)
Net cash provided by (used in) investing activities of discontinued operations	—	—	(46)
Net cash provided by (used in) investing activities	$(1,177)	$(946)	$(74)

Net cash provided by (used in) financing activities of continuing operations	$(455)	$(668)	$(1,486)
Net cash provided by (used in) financing activities of discontinued operations	—	—	(331)
Net cash provided by (used in) financing activities	$(455)	$(668)	$(1,817)

Net cash provided by (used in) operating activities of continuing operations was $1,837 in 2018, a decrease of $302 from 2017 primarily due to lower sales volumes and unfavorable working capital movements including an increase in accounts receivable, increase in stockpiles and ore on leach pads, timing of payments on accounts payable and increased tax payments, partially offset by $196 attributable to interest on our Convertible Senior Notes repayment in 2017 and higher realized gold prices. Net cash provided by (used in) operating activities of continuing operations was $2,139 in 2017, an increase of $222 from 2016 primarily due to higher sales volumes and higher average realized metal prices, partially offset by higher direct operating costs.

Net cash provided by (used in) investing activities of continuing operations was $(1,177) in 2018, an increase in cash used of $231 from 2017, primarily due to higher Additions to property, plant and mine development in 2018 driven by higher capital expenditures on development projects and mineral interest acquisitions in 2018 of $140, including our investment in Galore Creek of $100, partially offset by lower Purchases of investments in 2018. Net cash provided by (used in) investing activities of continuing operations was $(946) in 2017, an increase in cash used of $918 from 2016, primarily due to Proceeds from sale of Batu Hijau in 2016 of $920, proceeds from the sale of Regis in 2016 of $184 and higher Purchases of investments in 2017, partially offset by lower Additions to property, plant and mine development primarily due to lower spend on Long Canyon and Merian, both of which reached commercial production in late 2016.

Net cash provided by (used in) financing activities of continuing operations was $(455) in 2018, a decrease in cash used of $213 from 2017, primarily due to higher debt repayments related to the Convertible Senior notes in 2017,  Proceeds from the sale of noncontrolling interests of $48 in 2018 and a payment of $48 for the acquisition of noncontrolling interests in 2017, partially offset by higher Dividends paid to common stockholders in 2018 due to a higher declared dividend per share and Repurchases of common stock for $98 in 2018. Net cash provided by (used in) financing activities of continuing operations was $(668) in 2017, a decrease in cash used of $818 from 2016, primarily due to lower debt repayments in 2017 and a dividend paid to noncontrolling interests at Yanacocha of $146 in 2016, partially offset by net distributions paid to noncontrolling interests in 2017 compared to net funding from noncontrolling interests in 2016 as Merian reached commercial production during 2016 and higher Acquisition of noncontrolling interests in 2017.

Capital Expenditures

	Years Ended December 31,
	2018			2017			2016
	Development	Sustaining		Development	Sustaining		Development	Sustaining
	Projects	Capital	Total	Projects	Capital	Total	Projects	Capital	Total
North America	$44	$278	$322	$22	$281	$303	$184	$235	$419
South America	118	80	198	81	75	156	222	82	304
Australia	32	150	182	49	165	214	61	173	234
Africa	224	80	304	138	69	207	31	78	109
Corporate and other	1	12	13	—	10	10	1	10	11
Accrual basis	$419	$600	$1,019	$290	$600	$890	$499	$578	$1,077
Decrease (increase) in non-cash adjustments			13			(24)			56
Cash basis			$1,032			$866			$1,133

For the year ended December 31, 2018, development projects included Twin Creeks Underground in North America; the Merian crusher and Quecher Main in South America; the Tanami Expansion 2 project in Australia; and Subika Underground, Ahafo Mill Expansion, and Ahafo North in Africa. For the year ended December 31, 2017, development projects included Twin Creeks Underground and Long Canyon in North America; the Merian crusher and Quecher Main in South America; the Tanami Expansion project in Australia, and Subika Underground and the Ahafo Mill Expansion in Africa. For the year ended December 31, 2016, development projects included Long Canyon and the CC&V Expansion in North America; Merian in South America; the Tanami Expansion project in Australia; and Subika Underground and Ahafo Mill Expansion in Africa.

For the years ended December 31, 2018, 2017 and 2016, sustaining capital included the following:

•	North America. Capital expenditures primarily related to surface and underground mine development, tailings facility construction and capitalized component purchases;
•	South America. Capital expenditures primarily related to a tailings facility expansion, capitalized component purchases, mining equipment and infrastructure improvements;
•	Australia. Capital expenditures primarily related to equipment and capitalized component purchases, underground mine development and tailings and support facility construction; and
•	Africa. Capital expenditures primarily related to water treatment plant construction, a tailings facility expansion, underground mine development and capitalized component purchases.

During 2018, 2017 and 2016, $117, $77 and $99, respectively, of drilling and related costs were capitalized and included in mine development costs. These capitalized costs included $30 at North America, $13 at South America, $66 at Australia and $8 at Africa in 2018; $22 at North America, $6 at South America, $44 at Australia and $5 at Africa in 2017 and $35 at North America, $7 at South America, $52 at Australia and $5 at Africa in 2016.

During 2018, 2017 and 2016, $40, $11 and $86, respectively, of pre-stripping costs were capitalized and included in mine development costs. Pre-stripping costs included the Quecher Main Project at Yanacocha in South America and Globe Hill at CC&V in North America in 2018; pre-stripping costs included the Goldstar pit at Carlin and Globe Hill at CC&V in North America in 2017; and the Goldstar pit at Carlin in North America and the Merian 2 pit at Merian in South America in 2016.

Additionally, in December 2017, we began the early phases of the Tanami Power project in Australia which includes the construction of a gas pipeline to the Tanami site, and construction and operation of two on-site power stations under agreements that qualify for build-to-suit lease accounting. As of December 31, 2018 and 2017, the financing obligations under the build-to-suit arrangements were $210 and $14, respectively of which $24 was classified as current as of December 31, 2018.

Refer to the discussion above regarding our global project pipeline discussion for additional details. Refer to Note 3 to our Consolidated Financial Statements and Part II, Item 7 Non-GAAP Financial Measures All-In sustaining Costs for further information.

Discontinued Operations

Net cash provided by (used in) operating activities of discontinued operations was $(10) in 2018, compared to $(15) and $869 in 2017 and 2016, respectively. Of these amounts, $-, $-, and $880 respectively, related to the operating activities at Batu Hijau, $(10),

$(12) and $(11), respectively, related to payments on the Holt property royalty and $(3) in 2017 related to closing costs for the sale of Batu Hijau.

Net cash provided by (used in) investing activities of discontinued operations was $- in 2018, compared to $- and $(46) in 2017 and 2016, respectively, and related entirely to Additions to property, plant and mine development at Batu Hijau.

Net cash provided by (used in) financing activities of discontinued operations was $- in 2018, compared to $- and $(331) in 2017 and 2016, respectively. During 2016, we repaid $330 extinguishing the PTNNT revolving credit facility.

Debt and Corporate Revolving Credit Facilities

In May 2011, we entered into a $2,500 revolving credit facility, which was increased to $3,000 in May 2012. The facility is with a syndicate of financial institutions, provides for borrowings in U.S. dollars and contains a letter of credit sub-facility. Facility fees vary based on the credit ratings of our senior, uncollateralized, non-current debt. Borrowings under the facility bear interest at a market based rate plus a margin determined by our credit rating. During 2017, the credit facility was extended to May 25, 2022. Fees and other debt issuance costs related to the extension of the facility were recorded as a reduction to the carrying value of debt and will be amortized over the term of the facility. At December 31, 2018, we had no borrowings outstanding under the facility. There was $86 and $80 outstanding on the sub-facility for letters of credit at December 31, 2018 and 2017, respectively.

In September 2013, we entered into a Letter of Credit Facility Agreement (“LC Agreement”) with BNP Paribas, New York Branch. The LC Agreement established a $175 letter of credit facility for a three year period to support reclamation obligations. In 2017, the agreement was extended to September 30, 2020. The LC Agreement had a balance of $172 at December 31, 2018 and 2017.

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

At December 31, 2018 and 2017, we were in compliance with all debt covenants and provisions related to potential defaults.

Shelf Registration Statement

In September 2018, we filed with the SEC a shelf registration statement on Form S-3 which enables us to issue an indeterminate number or amount of common stock, preferred stock, debt securities, guarantees of debt securities and warrants from time to time at indeterminate prices, subject to the limitations of the Delaware General Corporation Law, our certification of incorporation and our bylaws. It also included the resale of an indeterminate amount of common stock, preferred stock and debt securities from time to time upon exercise of warrants or conversion of convertible securities.

Contractual Obligations

Our contractual obligations at December 31, 2018 are summarized as follows:

	Payments Due by Period
		Less than			More than
Contractual Obligations	Total	1 Year	1-3 Years	4-5 Years	5 Years
Debt(1)	$7,060	$823	$1,484	$277	$4,476
Capital lease and other financing obligations(2)	265	27	80	53	105
Remediation and reclamation liabilities (3)	3,944	114	333	255	3,242
Employee-related benefits (4)	1,003	124	217	168	494
Uncertain income tax liabilities and interest (5)	14	—	—	—	14
Operating leases	110	13	30	15	52
Minimum royalty payments (6)	31	31	—	—	—
Purchase obligations (7)	1,531	320	887	141	183
Other (8)	697	168	358	52	119
	$14,655	$1,620	$3,389	$961	$8,685

(1)	Debt includes principal of $4,092 and estimated interest payments of $2,968 on Senior Notes, assuming no early extinguishment.
(2)	Capital leases and other financing obligations include principal of $7 on capital lease obligations and minimum payments related to build-to-suit lease obligations of $258 on the Tanami Power project.
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

(4)

Contractual obligations for Employee-related benefits include severance, workers’ participation, pension and other benefit plans. Pension plan benefit payments beyond 2028 cannot be reasonably estimated given variable market conditions and actuarial assumptions and are not included.

(5)

We are unable to reasonably estimate the timing of our uncertain income tax liabilities and interest payments beyond 2019 due to uncertainties in the timing of the effective settlement of tax positions.

(6)	Minimum royalty payments are related to continuing operations and are presented net of recoverable amounts.
(7)

Purchase obligations are not recorded in the Consolidated Financial Statements. Purchase obligations represent contractual obligations for purchase of power, materials and supplies, consumables, inventories and capital projects.

(8)

Other includes service contracts and other obligations not recorded in our Consolidated Financial Statements, as well as the Holt royalty obligation accrued in Other current liabilities and Other noncurrent liabilities and Galore Creek deferred payment obligations accrued in Other noncurrent liabilities.

Off-Balance Sheet Arrangements

We have the following off-balance sheet arrangements: operating leases (as discussed in Note 23 to the Consolidated Financial Statements) and $2,514 of outstanding surety bonds, bank letters of credit and bank guarantees (see Note 29 to the Consolidated Financial Statements). At December 31, 2018, $86 of the $3,000 corporate revolving credit facility was used to secure the issuance of letters of credit, primarily supporting reclamation obligations.

We also have sales agreements or non-binding commitments to sell copper and gold concentrates at market prices as follows (in thousands of tons):

	2019	2020	2021	2022	2023	Thereafter
Phoenix	66	58	68	54	70	257
Boddington	130	95	60	60	60	120
	196	153	128	114	130	377

Environmental

Our mining and exploration activities are subject to various federal and state laws and regulations governing the protection of the environment. We have made, and expect to make in the future, expenditures to comply with such laws and regulations, but cannot predict the full amount of such future expenditures. At December 31, 2018 and 2017, $2,316 and $2,144, respectively, were accrued for reclamation costs relating to currently or recently producing or development stage mineral properties, of which $65 and $60, respectively, were classified as current liabilities.

In addition, we are involved in several matters concerning environmental obligations associated with former mining activities. Based upon our best estimate of our liability for these matters, $279 and $304 were accrued for such obligations at December 31, 2018 and 2017, respectively, of which $49 and $43, respectively, were classified as current liabilities. We spent $39, $44 and $30 during 2018, 2017, and 2016, respectively, for environmental obligations related to the former, primarily historic, mining activities. Expenditures during 2018 and 2017 relate primarily to project spending at the Midnite mine site and Dawn mill site in Washington State. Expenditures during 2016 relate primarily to project spending at the Midnite mine site and Dawn mill site and the Con mine in Canada.

During the year ended 2018, 2017, and 2016, capital expenditures were approximately $81, $78, and $79, respectively, to comply with environmental regulations.

For more information on the Company’s reclamation and remediation liabilities, see Notes 5 and 29 to the Consolidated Financial Statements.

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

Non-GAAP Financial Measures

Non-GAAP financial measures are intended to provide additional information only and do not have any standard meaning prescribed by U.S. generally accepted accounting principles (“GAAP”). These measures should not be considered in isolation or as a substitute for measures of performance prepared in accordance with GAAP. Unless otherwise noted, we present the Non-GAAP financial measures of our continuing operations in the tables below. For additional information regarding our discontinued operations, see Note 11 to the Consolidated Financial Statements.

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

	Years Ended December 31,
	2018	2017	2016
Net income (loss) attributable to Newmont stockholders	$341	$(114)	$(629)
Net income (loss) attributable to noncontrolling interests	39	5	(314)
Net loss (income) from discontinued operations (1)	(61)	38	131
Equity loss (income) of affiliates	33	16	13
Income and mining tax expense (benefit)	386	1,127	579
Depreciation and amortization	1,215	1,261	1,213
Interest expense, net	207	241	273
EBITDA	$2,160	$2,574	$1,266
Adjustments:
Impairment of long-lived assets (2)	$369	$14	$1,003
Loss (gain) on asset and investment sales (3)	(100)	(23)	(108)
Change in fair value of marketable equity securities (4)	50	—	—
Impairment of investments (5)	42	—	—
Emigrant leach pad write-down (6)	22	—	—
Reclamation and remediation charges (7)	21	69	87
Restructuring and other (8)	20	14	32
Acquisition cost adjustments (9)	—	2	10
Loss on debt repayment (10)	—	—	55
La Quinua leach pad revision (11)	—	—	32
Adjusted EBITDA	$2,584	$2,650	$2,377

(1)

Net loss (income) from discontinued operations relates to (i) adjustments in our Holt royalty obligation, presented net of tax expense (benefit) of $15, $(24) and $(19), respectively, (ii) adjustments to our Batu Hijau Contingent Consideration, presented net of tax expense (benefit) of $1, $4 and $-, respectively, (iii) Batu Hijau operations, presented net of tax expense (benefit) of $-, $-, and $309, respectively and (iv) the loss on sale of Batu Hijau, which has been recorded on an attributable basis. For additional information regarding our discontinued operations, see Note 11 to our Consolidated Financial Statements.

(2)

Impairment of long-lived assets, included in Impairment of long-lived assets, represents non-cash write-downs of long-lived assets. The 2018 impairments include $366 related to long-lived assets in North America in September 2018. The 2016 impairments include $1,003 related to long-lived assets in Yanacocha in December 2016. See Note 6 to our Consolidated Financial Statements for further information.

(3)

Loss (gain) on asset and investment sales, included in Other income, net, primarily represents a gain from the exchange of certain royalty interests for cash consideration and an equity ownership and warrants in Maverix in June 2018,  a gain from the exchange of our interest in the Fort á la Corne joint venture for equity ownership in Shore Gold Inc. (“Shore Gold”) in June 2017, the sale of our holdings in Regis in March 2016, and income recorded in September 2016 associated with contingent consideration from the sale of certain properties in Nevada during the first quarter of 2015 and other gains or losses on asset sales.

(4)

Change in fair value of marketable equity securities, included in Other income, net, represents unrealized holding gains and losses on marketable equity securities related primarily to Continental Gold Inc.

(5)	Impairment of investments, included in Other income, net, represents other-than-temporary impairments on equity and cost method investments.
(6)

The Emigrant leach pad write-down, included in Costs applicable to sales, represents a write-down to reduce the carrying value of the leach pad to net realizable value at Emigrant due to a change in mine plan resulting in a significant decrease in mine life in September 2018.

(7)

Reclamation and remediation charges, included in Reclamation and remediation, represent revisions to reclamation and remediation plans and cost estimates at the Company’s former historic mining operations. The 2018 charges include adjustments at the Idarado, Lone Tree and Rain remediation and closure sites. The 2017 charges include adjustments at the Rain, Midnite, Resurrection and San Luis remediation and closure sites in December 2017. The 2016 charges include adjustments to reclamation liabilities associated with the review of the Yanacocha long-term mining and closure plans in December 2016.

(8)

Restructuring and other, included in Other expense, net, primarily represents certain costs associated with severance, legal and other settlements, and outsourcing costs and system integration costs during 2016 related to our acquisition of CC&V in August 2015.

(9)

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

(11)	La Quinua leach pad revision, included in Costs applicable to sales, represents a significant write-down of the estimated recoverable ounces at Yanacocha in September 2016.

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

	Years Ended December 31,
	2018	2017	2016
Net income (loss) attributable to Newmont stockholders	$341	$(114)	$(629)
Net loss (income) attributable to Newmont stockholders from discontinued operations (1)	(61)	38	403
Net income (loss) attributable to Newmont stockholders from continuing operations	280	(76)	(226)
Impairment of long-lived assets, net (2)	369	13	529
Loss (gain) on asset and investment sales (3)	(100)	(23)	(108)
Change in fair value of marketable equity securities (4)	50	—	—
Impairment of investments (5)	42	—	—
Emigrant leach pad write-down (6)	29	—	—
Reclamation and remediation charges, net (7)	21	69	49
Restructuring and other, net (8)	16	9	27
Acquisition cost adjustments (9)	—	2	10
Loss on debt repayment (10)	—	—	55
La Quinua leach pad revision, net (11)	—	—	26
Tax effect of adjustments (12)	(99)	(24)	(242)
Adjustment to equity method investment (13)	—	7	—
Re-measurement due to the Tax Cuts and Jobs Act (14)	(14)	312	—
Tax restructuring related to the Tax Cuts and Jobs Act (15)	(34)	394	—
Valuation allowance and other tax adjustments (16)	158	91	511
Adjusted net income (loss)	$718	$774	$631

	Years Ended December 31,
	2018	2017	2016

Net income (loss) per share, basic (17)	$0.64	$(0.21)	$(1.19)
Net loss (income) attributable to Newmont stockholders from discontinued operations	(0.11)	0.07	0.76
Net income (loss) attributable to Newmont stockholders from continuing operations	0.53	(0.14)	(0.43)
Impairment of long-lived assets, net	0.69	0.01	1.00
Loss (gain) on asset and investment sales	(0.19)	(0.04)	(0.20)
Change in fair value of marketable equity securities	0.09	—	—
Impairment of investments	0.08	—	—
Emigrant leach pad write-down	0.05	—	—
Reclamation and remediation charges, net	0.04	0.13	0.09
Restructuring and other, net	0.03	0.01	0.05
Acquisition cost adjustments	—	—	0.02
Loss on debt repayment	—	—	0.11
La Quinua leach pad revision, net	—	—	0.05
Tax effect of adjustments	(0.18)	(0.04)	(0.47)
Adjustment to equity method investment	—	0.01	—
Re-measurement due to the Tax Cuts and Jobs Act	(0.03)	0.59	—
Tax restructuring related to the Tax Cuts and Jobs Act	(0.06)	0.74	—
Valuation allowance and other tax adjustments	0.30	0.18	0.97
Adjusted net income (loss) per share, basic	$1.35	$1.45	$1.19

Net income (loss) per share, diluted (17)	$0.64	$(0.21)	$(1.18)
Net loss (income) attributable to Newmont stockholders from discontinued operations	(0.11)	0.07	0.76
Net income (loss) attributable to Newmont stockholders from continuing operations	0.53	(0.14)	(0.42)
Impairment of long-lived assets, net	0.69	0.01	0.99
Loss (gain) on asset and investment sales	(0.19)	(0.04)	(0.20)
Change in fair value of marketable equity securities	0.09	—	—
Impairment of investments	0.07	—	—
Emigrant leach pad write-down	0.05	—	—
Reclamation and remediation charges, net	0.04	0.13	0.09
Restructuring and other, net	0.03	0.01	0.05
Acquisition cost adjustments	—	—	0.02
Loss on debt repayment	—	—	0.11
La Quinua leach pad revision, net	—	—	0.05
Tax effect of adjustments	(0.18)	(0.04)	(0.47)
Adjustment to equity method investment	—	0.01	—
Re-measurement due to the Tax Cuts and Jobs Act	(0.03)	0.59	—
Tax restructuring related to the Tax Cuts and Jobs Act	(0.06)	0.74	—
Valuation allowance and other tax adjustments	0.30	0.18	0.97
Adjusted net income (loss) per share, diluted	$1.34	$1.45	$1.19

Weighted average common shares (millions):
Basic	533	533	530
Diluted (18)	535	535	532

(1)

Net loss (income) from discontinued operations relates to (i) adjustments in our Holt royalty obligation, presented net of tax expense (benefit) of $15, $(24) and $(19), respectively, and (ii) adjustments to our Batu Hijau Contingent Consideration, presented net of tax expense (benefit) of $1, $4, and $-, respectively, (iii) Batu Hijau operations, presented net of tax expense (benefit) of $-, $-, and $309, respectively, and loss (income) attributable to noncontrolling interests of $-, $-, and $(272), respectively, and (iv) the loss on sale of Batu Hijau, which has been recorded on an attributable basis. For additional information regarding our discontinued operations, see Note 11 to our Consolidated Financial Statements.

(2)

Impairment of long-lived assets, included in Impairment of long-lived assets, represents non-cash write-downs of long-lived assets. The 2018 impairments include $366 related to long-lived assets in North America in September 2018. The 2016 impairments include $1,003 related to long-lived assets in Yanacocha in December 2016. Amounts are presented net of income (loss) attributable to noncontrolling interests of $-, $(1), and $(474), respectively. See Note 6 to our Consolidated Financial Statements for further information.

(3)

Loss (gain) on asset and investment sales, included in Other income, net,  primarily represents a gain from the exchange of certain royalty interests for cash consideration and an equity ownership and warrants in Maverix in June 2018, a gain from the exchange of our interest in the Fort á la Corne joint venture for equity ownership in Shore Gold in June 2017, the sale of our holdings in Regis in March 2016, income recorded in September 2016 associated with contingent consideration from the sale of certain properties in Nevada during the first quarter of 2015 and other gains or losses on asset sales.

(4)

Change in fair value of marketable equity securities, included in Other income, net, represents unrealized holding gains and losses on marketable equity securities related primarily to Continental Gold Inc.

(5)	Impairment of investments, included in Other income, net, represents other-than-temporary impairments on equity and cost method investments.
(6)

The Emigrant leach pad write-down, included in Costs applicable to sales and Depreciation and amortization, represents a write-down to reduce the carrying value of the leach pad to net realizable value at Emigrant due to a change in mine plan resulting in a significant decrease in mine life in September 2018.

(7)

Reclamation and remediation charges, included in Reclamation and remediation, represent revisions to reclamation and remediation plans and cost estimates at the Company’s former historic mining operations. The 2018 charges include adjustments at the Idarado, Lone Tree and Rain remediation and closure sites. The 2017 charges include adjustments at the Rain, Midnite, Resurrection and San Luis remediation and closure sites in December 2017. The 2016 charges include adjustments to reclamation liabilities associated with the review of the Yanacocha long-term mining and closure plans in December 2016. Amounts are presented net of income (loss) attributable to noncontrolling interests of $-, $-, and $(38), respectively.

(8)

Restructuring and other, included in Other expense, net, primarily represents certain costs associated with severance, legal and other settlements, and outsourcing costs and system integration costs during 2016 related to our acquisition of CC&V in August 2015. Amounts are presented net of income (loss) attributable to noncontrolling interests of $(4), $(5), and $(5), respectively.

(9)

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

(11)

La Quinua leach pad revision, included in Costs applicable to sales and Depreciation and amortization, represents a significant write-down of the estimated recoverable ounces at Yanacocha in September 2016. Amounts are presented net of income (loss) attributable to noncontrolling interests of $-, $-, and $(25), respectively.

(12)

The tax effect of adjustments, included in Income and mining tax benefit (expense), represents the tax effect of adjustments in footnotes (2) through (11), as described above, and are calculated using the applicable regional tax rate.

(13)

Adjustment to equity method investment, included in Equity income (loss) of affiliates and presented net of tax expense (benefit) of $-, $(3), and $-, respectively, represents non-cash write-downs of long-lived assets recorded at Minera La Zanja S.R.L. (“La Zanja”) in December 2017. For further information about our equity method investment in La Zanja, see Note 10 to our Consolidated Financial Statements.

(14)

Re-measurement due to the Tax Cuts and Jobs Act, included in Income and mining tax benefit (expense), represents the re-measurement of our U.S. deferred tax assets and liabilities from 35% to the reduced tax rate of 21%. 2018 includes the final adjustments of $(14) to the provisional re-measurement expense. 2017 includes the provisional adjustments of $352 and $8 for changes in executive compensation deductions, partially offset by the release of a valuation allowance on alternative minimum tax credits of $48. For further information about the impact of the Tax Cuts and Jobs Act, see Note 9 to our Consolidated Financial Statements.

(15)

Tax restructuring related to the Tax Cuts and Jobs Act, included in Income and mining tax benefit (expense), represents changes resulting from restructuring our holding of non-U.S. operations for U.S. federal income tax purposes. 2018 includes the final adjustments of $(34) to the provisional restructuring charge. For further information about the impact of the Tax Cuts and Jobs Act, see Note 9 to our Consolidated Financial Statements.

(16)

Valuation allowance and other tax adjustments, included in Income and mining tax benefit (expense), predominantly represent adjustments to remove the impact of our valuation allowances for items such as foreign tax credits, alternative minimum tax credits, capital losses and disallowed foreign losses. We believe that these valuation allowances cause significant fluctuations in our financial results that are not indicative of our underlying financial performance. The adjustments during 2018 are due to an increase to the valuation allowance on U.S. net operating losses, credit carryovers, and other U.S. deferred tax assets of $191, other tax adjustments of $(3), and a decrease to the valuation allowance on U.S. capital losses of $(15). The adjustments during 2017 are due to an increase to the valuation allowance on credit carryovers of $94, a decrease to the valuation allowance carried on the deferred tax asset for investments of $10 and other tax adjustments of $7. The adjustments during 2016 are due to an increase to the valuation allowance on the deferred tax asset related to the investment in Yanacocha of $299, a tax restructuring of $170, a decrease in the valuation allowance on capital loss carryover of $169, a carryback of 2015 tax loss to prior years of $124, an increase to the valuation allowance on tax credit carryovers of $70 and other tax adjustments of $17. Amounts are presented net of income (loss) attributable to noncontrolling interests of $(15), $-, and $-, respectively.

(17)	Per share measures may not recalculate due to rounding.
(18)	Adjusted net income (loss) per diluted share is calculated using diluted common shares, which are calculated in accordance with U.S. GAAP.

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

	Years Ended December 31,
	2018	2017	2016
Net cash provided by (used in) operating activities	$1,827	$2,124	$2,786
Less: Net cash used in (provided by) operating activities of discontinued operations	10	15	(869)
Net cash provided by (used in) operating activities of continuing operations	1,837	2,139	1,917
Less: Additions to property, plant and mine development	(1,032)	(866)	(1,133)
Free Cash Flow	$805	$1,273	$784

Net cash provided by (used in) investing activities (1)	$(1,177)	$(946)	$(74)
Net cash provided by (used in) financing activities	$(455)	$(668)	$(1,817)

(1)	Net cash provided by (used in) investing activities includes Additions to property, plant and mine development, which is included in the Company’s computation of Free Cash Flow.

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

The following tables reconcile these non-GAAP measures to the most directly comparable GAAP measures.

	Gold (1)			Copper (2)
	Years Ended December 31,			Years Ended December 31,
	2018	2017	2016	2018	2017	2016
Costs applicable to sales	$3,906	$3,899	$3,523	$187	$163	$215
Gold/Copper sold (thousand ounces/million pounds)	5,516	5,632	5,172	110	111	116
Costs applicable to sales per ounce/pound (3)	$708	$692	$681	$1.69	$1.47	$1.85

(1)	Includes by-product credits of $50, $51 and $44 in 2018, 2017 and 2016, respectively.
(2)	Includes by-product credits of $3, $4 and $6 in 2018, 2017 and 2016, respectively.
(3)	Per ounce and per pound measures may not recalculate due to rounding.

All-In Sustaining Costs

Newmont has developed a metric that expands on GAAP measures, such as cost of goods sold, and non-GAAP measures, such as Costs applicable to sales per ounce, to provide visibility into the economics of our mining operations related to expenditures, operating performance and the ability to generate cash flow from our continuing operations.

Current GAAP measures used in the mining industry, such as cost of goods sold, do not capture all of the expenditures incurred to discover, develop and sustain production. Therefore, we believe that all-in sustaining costs is a non-GAAP measure that provides additional information to management, investors and analysts that aid in the understanding of the economics of our operations and performance compared to other producers and provides investors visibility by better defining the total costs associated with production.

All-in sustaining cost (“AISC”) amounts are intended to provide additional information only and do not have any standardized meaning prescribed by GAAP and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with GAAP. The measures are not necessarily indicative of operating profit or cash flow from operations as determined under GAAP. Other companies may calculate these measures differently as a result of differences in the underlying accounting principles, policies applied and in accounting frameworks such as in International Financial Reporting Standards (“IFRS”), or by reflecting the benefit from selling non-gold metals as a reduction to AISC. Differences may also arise related to definitional differences of sustaining versus development (i.e. non-sustaining) capital activities based upon each company’s internal policies.

The Company recently revised its calculation of AISC to exclude development expenditures related to developing new or major projects at existing operations where these projects will materially benefit the operation included in Advanced projects, research and development and Exploration amounts presented in the Consolidated Statements of Operations.

The following disclosure provides information regarding the adjustments made in determining the all-in sustaining costs measure:

Costs applicable to sales. Includes all direct and indirect costs related to current production incurred to execute the current mine plan. We exclude certain exceptional or unusual amounts from Costs applicable to sales (“CAS”), such as significant revisions to recovery amounts. CAS includes by-product credits from certain metals obtained during the process of extracting and processing the primary ore-body. CAS is accounted for on an accrual basis and excludes Depreciation and amortization and Reclamation and remediation, which is consistent with our presentation of CAS on the Consolidated Statements of Operations. In determining AISC, only the CAS associated with producing and selling an ounce of gold is included in the measure. Therefore, the amount of gold CAS included in AISC is derived from the CAS presented in the Company’s Consolidated Statements of Operations less the amount of CAS attributable to the production of copper at our Phoenix and Boddington mines. The copper CAS at those mine sites is disclosed in Note 3 to the Consolidated Financial Statements. The allocation of CAS between gold and copper at the Phoenix and Boddington mines is based upon the relative sales value of gold and copper produced during the period.

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

Advanced projects, research and development and exploration. Includes incurred expenses related to projects that are designed to sustain current production and exploration. We note that as current resources are depleted, exploration and advanced projects are necessary for us to replace the depleting reserves or enhance the recovery and processing of the current reserves to sustain production at existing operations. As these costs relate to sustaining our production and are considered a continuing cost of a mining company, these costs are included in the AISC measure. These costs are derived from the Advanced projects, research and development and Exploration amounts presented in the Consolidated Statements of Operations less incurred expenses related to the development of new operations, or related to major projects at existing operations where these projects will materially benefit the operation in the future. The allocation of these costs to gold and copper is determined using the same allocation used in the allocation of CAS between gold and copper at the Phoenix and Boddington mines.

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

Sustaining capital. We determined sustaining capital as those capital expenditures that are necessary to maintain current production and execute the current mine plan. Capital expenditures to develop new operations, or related to major projects at existing operations where these projects will materially benefit the operation, are generally considered non-sustaining or development capital. We determined the classification of sustaining and development (i.e. non-sustaining) capital projects based on a systematic review of our project portfolio in light of the nature of each project. Sustaining capital costs are relevant to the AISC metric as these are needed to maintain the Company’s current operations and provide improved transparency related to our ability to finance these expenditures from current operations. The allocation of these costs to gold and copper is determined using the same allocation used in the allocation of CAS between gold and copper at the Phoenix and Boddington mines.

			Advanced
			Projects,
			Research and			Treatment				All-In
	Costs		Development	General	Other	and		All-In	Ounces	Sustaining
Years Ended	Applicable	Reclamation	and	and	Expense,	Refining	Sustaining	Sustaining	(000)/Pounds	Costs per
December 31, 2018	to Sales (1)(2)(3)	Costs (4)	Exploration(5)	Administrative	Net (6)	Costs	Capital (7)	Costs	(millions) Sold	oz/lb (8)
Gold
Carlin	$760	$10	$24	$7	$—	$—	$152	$953	929	$1,027
Phoenix	202	6	4	2	1	9	23	247	237	1,043
Twin Creeks	240	2	9	2	1	—	40	294	359	820
Long Canyon	72	2	—	1	—	—	11	86	170	505
CC&V	260	3	5	2	1	—	29	300	357	840
Other North America	—	—	7	1	—	—	15	23	—	—
North America	1,534	23	49	15	3	9	270	1,903	2,052	928

Yanacocha	425	47	5	2	—	—	26	505	522	967
Merian	275	2	4	1	1	—	54	337	538	627
Other South America	—	—	—	9	1	—	—	10	—	—
South America	700	49	9	12	2	—	80	852	1,060	804

Boddington	571	9	—	—	—	21	46	647	726	891
Tanami	297	2	17	—	1	—	68	385	505	763
Kalgoorlie	232	4	4	—	1	—	21	262	322	813
Other Australia	—	2	5	10	(5)	—	5	17	—	—
Australia	1,100	17	26	10	(3)	21	140	1,311	1,553	845

Ahafo	323	3	6	1	4	—	40	377	436	864
Akyem	227	22	1	1	2	—	40	293	415	705
Other Africa	—	—	2	6	—	—	—	8	—	—
Africa	550	25	9	8	6	—	80	678	851	794

Corporate and Other	—	—	63	199	1	—	12	275	—	—
Total Gold	$3,884	$114	$156	$244	$9	$30	$582	$5,019	5,516	$909

Copper
Phoenix	$55	$2	$1	$—	$—	$1	$8	$67	30	$2.24
Boddington	132	2	—	—	—	12	10	156	80	1.94
Total Copper	$187	$4	$1	$—	$—	$13	$18	$223	110	$2.02

Consolidated	$4,071	$118	$157	$244	$9	$43	$600	$5,242

(1)	Excludes Depreciation and amortization and Reclamation and remediation.
(2)	Includes by-product credits of $53 and excludes co-product copper revenues of $303.
(3)

Includes stockpile and leach pad inventory adjustments of $92 at Carlin, $32 at Twin Creeks, $5 at CC&V, $39 at Yanacocha, $33 at Ahafo and $34 at Akyem. Total stockpile and leach pad inventory adjustments at Carlin of $114 were adjusted above by $22 related to the write-down at Emigrant due to a change in mine plan, resulting in a significant decrease in mine life in the third quarter of 2018.

(4)

Reclamation costs include operating accretion and amortization of asset retirement costs of $60 and $58, respectively, and exclude non-operating accretion and reclamation and remediation adjustments of $44 and $59, respectively.

(5)

Advanced projects, research and development and Exploration excludes development expenditures of $10 at Carlin, $3 at Twin Creeks, $23 at Long Canyon, $5 at CC&V, $16 at Other North America, $49 at Yanacocha, $9 at Merian, $34 at Other South America, $6 at Kalgoorlie, $7 at Other Australia, $11 at Ahafo, $12 at Akyem, $3 at Other Africa and $5 at Corporate and Other, totaling $193 related to developing new operations or major projects at existing operations where these projects will materially benefit the operation.

(6)	Other expense, net is adjusted for restructuring and other costs of $20.
(7)

Excludes development capital expenditures, capitalized interest and changes in accrued capital, totaling $432. The following are major development projects: Twin Creeks Underground, Quecher Main, the Merian crusher, Tanami Expansion 2, Ahafo North, Subika Underground and Ahafo Mill Expansion.

(8)	Per ounce and per pound measures may not recalculate due to rounding.

			Advanced
			Projects,
			Research and			Treatment				All-In
	Costs		Development	General	Other	and		All-In	Ounces	Sustaining
Years Ended	Applicable	Reclamation	and	and	Expense,	Refining	Sustaining	Sustaining	(000)/Pounds	Costs per
December 31, 2017	to Sales (1)(2)(3)	Costs (4)	Exploration(5)	Administrative	Net (6)	Costs	Capital (7)	Costs	(millions) Sold	oz/lb (8)
Gold
Carlin	$810	$6	$17	$3	$—	$—	$174	$1,010	976	$1,035
Phoenix	182	5	4	1	1	9	17	219	212	1,035
Twin Creeks	229	3	6	2	1	—	38	279	376	741
Long Canyon	59	2	—	—	—	—	3	64	174	364
CC&V	290	3	9	1	—	1	33	337	466	725
Other North America	—	—	14	—	1	—	9	24	—	—
North America	1,570	19	50	7	3	10	274	1,933	2,204	876

Yanacocha	504	64	4	4	4	—	38	618	537	1,150
Merian	238	2	—	—	—	—	37	277	509	544
Other South America	—	—	3	12	—	—	—	15	—	—
South America	742	66	7	16	4	—	75	910	1,046	870

Boddington	562	9	2	—	—	21	66	660	787	838
Tanami	251	2	3	1	—	—	63	320	408	786
Kalgoorlie	234	3	3	—	—	1	19	260	363	717
Other Australia	—	—	2	10	(1)	—	4	15	—	—
Australia	1,047	14	10	11	(1)	22	152	1,255	1,558	806

Ahafo	268	6	6	1	3	—	43	327	350	933
Akyem	272	13	2	—	1	—	26	314	474	663
Other Africa	—	—	—	6	—	—	—	6	—	—
Africa	540	19	8	7	4	—	69	647	824	785

Corporate and Other	—	—	52	195	6	—	10	263	—	—
Total Gold	$3,899	$118	$127	$236	$16	$32	$580	$5,008	5,632	$890

Copper
Phoenix	$55	$2	$1	$1	$—	$1	$7	$67	32	$2.09
Boddington	108	1	—	—	—	12	13	134	79	1.69
Total Copper	$163	$3	$1	$1	$—	$13	$20	$201	111	$1.80

Consolidated	$4,062	$121	$128	$237	$16	$45	$600	$5,209

(1)	Excludes Depreciation and amortization and Reclamation and remediation.
(2)	Includes by-product credits of $55 and excludes co-product copper revenues of $315.
(3)	Includes stockpile and leach pad inventory adjustments of $65 at Carlin, $30 at Twin Creeks, $53 at Yanacocha, $22 at Ahafo and $28 at Akyem.
(4)

Reclamation costs include operating accretion and amortization of asset retirement costs of $80 and $41, respectively, and exclude non-operating accretion and reclamation and remediation adjustments of $17 and $95, respectively.

(5)

Advanced projects, research and development and Exploration excludes development expenditures of $1 at Carlin, $3 at Twin Creeks, $23 at Long Canyon, $1 at CC&V, $12 at Other North America, $37 at Yanacocha, $14 at Merian, $40 at Other South America, $18 at Tanami, $6 at Kalgoorlie, $6 at Other Australia, $18 at Ahafo, $8 at Akyem, $6 at Other Africa and $1 at Corporate and Other, totaling $194 related to developing new operations or major projects at existing operations where these projects will materially benefit the operation.

(6)	Other expense, net is adjusted for restructuring costs and other of $14 and acquisition cost adjustments of $2.
(7)

Excludes development capital expenditures, capitalized interest and changes in accrued capital, totaling $266. The following are major development projects during the period: Long Canyon, the Merian crusher, Quecher Main, Tanami Expansions, Subika Underground and Ahafo Mill Expansion.

(8)	Per ounce and per pound measures may not recalculate due to rounding.

			Advanced
			Projects,
			Research and			Treatment				All-In
	Costs		Development	General	Other	and		All-In	Ounces	Sustaining
Year Ended	Applicable	Reclamation	and	and	Expense,	Refining	Sustaining	Sustaining	(000)/Pounds	Costs per
December 31, 2016	to Sales (1)(2)(3)	Costs (4)	Exploration(5)	Administrative	Net (6)	Costs	Capital (7)	Costs	(millions) Sold	oz/lb (8)
Gold
Carlin	$782	$5	$17	$5	$—	$—	$163	$972	935	$1,040
Phoenix	163	7	1	1	1	8	12	193	204	946
Twin Creeks	231	3	7	1	—	—	33	275	447	615
Long Canyon	4	—	—	—	—	—	1	5	22	227
CC&V	211	4	11	2	—	—	10	238	382	623
Other North America	—	—	5	—	5	—	7	17	—	—
North America	1,391	19	41	9	6	8	226	1,700	1,990	854

Yanacocha	493	62	2	7	—	—	82	646	637	1,014
Merian (9)	34	—	—	—	—	—	—	34	99	344
Other South America	—	—	—	6	—	—	—	6	—	—
South America	527	62	2	13	—	—	82	686	736	932

Boddington	530	6	1	—	—	22	51	610	787	775
Tanami	238	3	5	—	—	—	85	331	459	722
Kalgoorlie	257	5	3	—	—	7	19	291	378	770
Other Australia	—	—	3	15	5	—	6	29	—	—
Australia	1,025	14	12	15	5	29	161	1,261	1,624	777

Ahafo	313	6	7	—	1	—	54	381	349	1,092
Akyem	235	8	—	—	1	—	24	268	473	567
Other Africa	—	—	—	5	—	—	—	5	—	—
Africa	548	14	7	5	2	—	78	654	822	795

Corporate and Other	—	—	51	190	3	—	10	254	—	—
Total Gold	$3,491	$109	$113	$232	$16	$37	$557	$4,555	5,172	$880

Copper
Phoenix	$89	$2	$—	$1	$—	$3	$9	$104	40	$2.60
Boddington	126	1	—	—	—	13	12	152	76	2.00
Total Copper	$215	$3	$—	$1	$—	$16	$21	$256	116	$2.21

Consolidated	$3,706	$112	$113	$233	$16	$53	$578	$4,811

(1)	Excludes Depreciation and amortization and Reclamation and remediation.
(2)	Includes by-product credits of $50 and excludes co-product copper revenues of $250.
(3)

Includes stockpile and leach pad inventory adjustments of $77 at Carlin, $18 at Twin Creeks, $117 at Yanacocha and $71 at Ahafo. Total stockpile and leach pad inventory adjustments at Yanacocha of $151 were adjusted above by $32 related to a significant write-down of recoverable ounces at the La Quinua Leach Pad in the third quarter of 2016.

(4)

Reclamation costs include operating accretion and amortization of asset retirement costs of $58 and $54, respectively, and exclude non-operating accretion and reclamation and remediation adjustments of $12 and $99, respectively.

(5)

Advanced projects, research and development and Exploration excludes development expenditures of $2 at Carlin, $1 at Twin Creeks, $20 at Long Canyon, $7 at Other North America, $33 at Yanacocha, $24 at Merian, $36 at Other South America, $8 at Tanami, $2 at Kalgoorlie, $5 at Other Australia, $21 at Ahafo, $8 at Akyem, and $2 at Other Africa, totaling $169 related to developing new operations or major projects at existing operations where these projects will materially benefit the operation.

(6)	Other expense, net is adjusted for restructuring and other costs of $32 and acquisition cost adjustments of $10.
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

Major mine development costs incurred after the commencement of production, that are capitalized, are amortized using the UOP method based on estimated recoverable ounces to be produced from proven and probable reserves. To the extent that such costs benefit the entire ore body, they are amortized over the estimated recoverable ounces or pounds in proven and probable reserves of the entire ore body. Costs incurred to access specific ore blocks or areas that only provide benefit over the life of that block or area are amortized over the estimated recoverable ounces or pounds in proven and probable reserves of that specific ore block or area.

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

We record stockpiles at the lower of average cost or net realizable value, and carrying values are evaluated at least quarterly. Net realizable value represents the estimated future sales price based on short-term and long-term metals price assumptions that are applied to expected short-term (12 months or less) and long-term sales from stockpiles, less estimated costs to complete production and bring the product to sale. The primary factors that influence the need to record write-downs of stockpiles include declines in short-term or long-term metals prices, increases in costs for production inputs such as labor, fuel and energy, materials and supplies, as well as realized ore grades and recovery rates. We recorded write-downs to reduce the carrying value of stockpiles to net realizable value of $152, $134 and $144 in 2018, 2017 and 2016, respectively, as components of Cost applicable to sales and Depreciation and amortization. The significant assumption in determining the stockpile net realizable value for each mine site at December 31, 2018 is a long-term gold price of $1,300 per ounce. A decrease of $100 per ounce in the long-term gold price assumption could result in a write-down to the carrying value of stockpiles of up to approximately $150.

Other assumptions include future operating and capital costs, metal recoveries, production levels, commodity prices, proven and probable reserve quantities, engineering data and other factors unique to each operation based on the life of mine plans, as well as a long-term copper price of $3.00 per pound and an Australian to U.S. dollar long-term exchange rate of $0.80. If short-term and long-term commodity prices decrease, estimated future processing costs increase, or other negative factors occur, it may be necessary to record a write-down of ore on stockpiles. A high degree of judgment is involved in determining such assumptions and estimates and no assurance can be given that actual results will not differ significantly from those estimates and assumptions.

The following is a summary of the carrying value of our stockpiles:

	At December 31,		At December 31,
	2018	2017	2018	2017
	($ in millions)		($ per ounce)
Gold
Carlin	$263	$236	$248	$228
Phoenix	19	21	328	346
Twin Creeks	320	333	233	234
CC&V	23	57	470	283
Yanacocha	71	114	263	516
Merian	35	25	264	274
Boddington	362	340	364	316
Tanami	2	4	632	618
Kalgoorlie	121	125	98	98
Ahafo	417	409	427	410
Akyem	82	63	250	226
Total	$1,715	$1,727	$269	$262

	At December 31,		At December 31,
	2018	2017	2018	2017
	($ in millions)		($ per pound)
Copper
Phoenix	$13	$14	$0.76	$0.80
Boddington	96	91	0.78	0.69
Total	$109	$105	$0.58	$0.57

The following is a summary of the current carrying value and estimated future cash and non-cash processing costs of our stockpiles:

	At December 31, 2018
	($ per ounce)
		Estimated	Total
	Current	Future	Estimated
	Carrying	Processing	Production
	Value	Costs	Costs
Gold
Carlin	$248	$901	$1,149
Phoenix	328	703	1,031
Twin Creeks	233	864	1,097
CC&V	470	714	1,184
Yanacocha	263	918	1,181
Merian	264	666	930
Boddington	364	901	1,265
Tanami	632	186	818
Kalgoorlie	98	1,090	1,188
Ahafo	427	848	1,275
Akyem	250	1,036	1,286
Weighted Average	$269	$918	$1,187

	At December 31, 2018
	($ per pound)
		Estimated	Total
	Current	Future	Estimated
	Carrying	Processing	Production
	Value	Costs	Costs
Copper
Phoenix	$0.76	$1.62	$2.38
Boddington	0.78	1.94	2.72
Weighted Average	$0.58	$1.98	$2.56

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

Although the quantities of recoverable metal placed on the leach pads are reconciled by comparing the grades of ore placed on pads to the quantities of metal actually recovered (metallurgical balancing), the nature of the leaching process inherently limits the ability to precisely monitor inventory levels. As a result, the metallurgical balancing process is constantly monitored and estimates are refined based on actual results over time. Historically, our operating results have not been materially impacted by variations between the estimated and actual recoverable quantities of metal on our leach pads. Variations between actual and estimated quantities resulting from changes in assumptions and estimates that do not result in write-downs to net realizable value are accounted for on a prospective basis. We recorded write-downs to reduce the carrying value of leach pads to net realizable value of $202, $141 and $270 in 2018, 2017 and 2016, respectively, as components of Cost applicable to sales and Depreciation and amortization. The significant assumption in determining the net realizable value for each mine site at December 31, 2018 is a long-term gold price of $1,300 per ounce. A decrease of $100 per ounce in the long-term gold price assumption could result in a write-down to the carrying value of leach pads of up to approximately $50.

Other assumptions include future operating and capital costs, metal recoveries, production levels, proven and probable reserve quantities, engineering data and other factors unique to each operation based on the life of mine plans, as well as a long-term copper price of $3.00 per pound. If short-term and long-term commodity prices decrease, estimated future processing costs increase, or other negative factors occur, it may be necessary to record a write-down of ore on leach pads to net realizable value.

The following is a summary of the carrying value of our ore on leach pads:

	At December 31,		At December 31,
	2018	2017	2018	2017
	($ in millions)		($ per ounce)
Gold
Carlin	$186	$205	$572	$606
Twin Creeks	25	7	634	331
Long Canyon	45	34	831	774
CC&V	278	257	464	403
Yanacocha	173	156	820	890
Total	$707	$659	$571	$541

	At December 31,		At December 31,
	2018	2017	2018	2017
	($ in millions)		($ per pound)
Copper
Phoenix	$32	$33	$1.31	$1.38

The following is a summary of the current carrying value and estimated future cash and non-cash processing costs of our ore on leach pads:

	At December 31, 2018
	($ per ounce)
		Estimated	Total
	Current	Future	Estimated
	Carrying	Processing	Production
	Value	Costs	Costs
Gold
Carlin	$572	$712	$1,284
Twin Creeks	634	419	1,053
Long Canyon	831	130	961
CC&V	464	668	1,132
Yanacocha	820	451	1,271
Weighted Average	$571	$604	$1,175

At December 31, 2018
($ per pound)
		Estimated	Total
	Current	Future	Estimated
	Carrying	Processing	Production
	Value	Costs	Costs
Copper
Phoenix	$1.31	$0.97	$2.28

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

The significant assumption in determining the future cash flows for each mine site at December 31, 2018 is a long-term gold price of $1,300 per ounce. A decrease of $100 per ounce in the long-term gold price assumption could result in an impairment of our long lived assets of up to approximately $1,500 before consideration of other value beyond proven and probable reserves which may significantly decrease the amount of any potential impairment charge.

Other assumptions include proven and probable mineral reserve estimates, value beyond proven and probable estimates, the timing and cost to develop and produce the reserves, commodity-based and other input costs, future closure costs and discount rates unique to each operation, as well as a long-term copper price of $3.00 per pound and an Australian to U.S. dollar long-term exchange rate of $0.80.

During 2018, 2017 and 2016, we recorded impairments of $369, $14, and $1,003, respectively, to reduce the carrying value of long-lived assets in Impairment of long-lived assets. Refer to Note 6 of the Consolidated Financial Statements for further information regarding impairments.

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

Derivative instruments

All financial instruments that meet the definition of a derivative are recorded on the balance sheet at fair value. Changes in the fair value of derivatives are recorded in the Consolidated Statements of Operations, except for the portion of the change in fair value of derivatives that are designated as cash flow hedges. Management applies judgment in estimating the fair value of instruments that are highly sensitive to assumptions such as commodity prices, market volatilities, foreign currency exchange rates and interest rates. Variations in these factors could materially affect amounts credited or charged to earnings to reflect the changes in fair value of derivatives. Certain derivative contracts are accounted for as cash flow hedges, whereby the changes in fair value of these instruments are deferred in Accumulated other comprehensive income (loss) and will be recognized in the Consolidated Statements of Operations when the underlying transaction designated as the hedged item impacts earnings. The derivative contracts accounted for as cash flow hedges are designated against purchases where management believes the forecasted transaction is probable of occurring. To the extent that management determines that the forecasted transactions are no longer probable of occurring, gains and losses deferred in Accumulated other comprehensive income (loss) would be reclassified to the Consolidated Statements of Operations immediately.

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

Certain categories of evidence carry more weight in the analysis than others based upon the extent to which the evidence may be objectively verified. We look to the nature and severity of cumulative pretax losses (if any) in the current three-year period ending on the evaluation date or the expectation of future pretax losses and the existence and frequency of prior cumulative pretax losses.

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

The Company assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to utilize the existing deferred tax assets. A significant piece of objective negative evidence evaluated was the recent pretax losses and/or expectations of future pretax losses. Such objective evidence limits the ability to consider other subjective evidence such as our projections for future growth. On the basis of this evaluation, a valuation allowance has been recorded in the U.S., Canada and Peru. The amount of the deferred tax asset considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are increased or if objective negative evidence in the form of cumulative losses is no longer present and additional weight may be given to subjective evidence such as our projections for growth.

During 2018, the Company recorded a valuation allowance against its net deferred tax assets in the U.S., excluding the $26 related to AMT credits, of $150. The total valuation allowance on the U.S. deferred tax assets is $1,112 at December 31, 2018, which includes deferred tax assets related to capital losses and foreign tax credits.

An additional valuation allowance of $20 on the deferred tax assets in Peru was recognized in 2018. The total valuation allowance on the deferred tax assets in Peru is $655 at December 31, 2018.

In prior periods, the Company determined that the realization of deferred tax assets related to certain carry forward amounts such as tax losses and tax pools in Canada and capital losses and capital assets in Australia, do not meet the more likely than not standard. Accordingly, these assets continue to be subject to a valuation allowance. At December 31, 2018, the valuation allowance related to these assets was $1,130.

The Company also carries valuation allowances on deferred tax assets in other foreign jurisdictions of $97.

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

Decreases in the market price of gold and copper can also significantly affect the value of our product inventory, stockpiles and leach pads, and it may be necessary to record a write-down to the net realizable value. Net realizable value represents the estimated future sales price based on short-term and long-term metals prices, less estimated costs to complete production and bring the product to sale. The primary factors that influence the need to record write-downs of stockpiles, leach pads, and product inventory include short-term and long-term metals prices and costs for production inputs such as labor, fuel and energy, materials and supplies as well as realized ore grades and recovery rates. The significant assumptions in determining the stockpile, leach pad and product inventory adjustments for each mine site reporting unit at December 31, 2018 included production cost and capitalized expenditure assumptions unique to each operation, a short-term and long-term gold price of $1,228 and $1,300 per ounce, respectively, a short-term and long-term copper price of $2.80 and $3.00 per pound, respectively, and a short-term and long-term Australian to U.S. dollar exchange rate of $0.72 and $0.80, respectively.

The net realizable value measurement involves the use of estimates and assumptions unique to each mining operation regarding current and future operating and capital costs, metal recoveries, production levels, commodity prices, proven and probable reserve quantities, engineering data and other factors. A high degree of judgment is involved in determining such assumptions and estimates and no assurance can be given that actual results will not differ significantly from those estimates and assumptions. For information concerning the sensitivity of our stockpiles and ore on leach pads to changes in metal price, see the Critical Accounting Policies section in Item 7, Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operation.

Foreign Currency

Changes in the foreign currency exchange rates in relation to the U.S. dollar may affect our profitability and cash flow. Foreign currency exchange rates can fluctuate widely due to numerous factors, such as supply and demand for foreign and U.S. currencies and U.S. and foreign country economic conditions. In addition to our operations in the United States, we have assets or operations in Australia, Peru, Ghana and Suriname. All of our operations sell their metal production based on U.S. dollar gold and copper prices. Fluctuations in the local currency exchange rates in relation to the U.S. dollar can increase or decrease profit margins and Costs applicable to sales per ounce/pound to the extent costs are paid in local currency at foreign operations. The Australian dollar/U.S. dollar exchange rate has had the greatest impact on our Costs applicable to sales, as measured in U.S. dollars. Foreign currency exchange rates in relation to the U.S. dollar have not had a material impact on our determination of proven and probable reserves in the past; however, if a sustained weakening of the U.S. dollar in relation to the Australian dollar, and/or to other foreign currencies that impact our cost structure, were not mitigated by offsetting increases in the U.S. dollar gold price or by other factors, profitability, cash flows and/or the amount of proven and probable reserves in the applicable foreign country could be reduced as certain proven and probable reserves may no longer be economic. The extent of any such reduction would be dependent on a variety of factors including the length of time of any such weakening of the U.S. dollar, and management’s long-term view of the applicable exchange rate. Future reductions of proven and probable reserves could result in reduced gold or copper sales and increased Depreciation and amortization and, depending on the level of reduction, could also result in impairments of Property, plant and mine development; mineral interests. For information concerning the sensitivity of our Costs applicable to sales to changes in foreign currency exchange rates, see Results of Consolidated Operations and Foreign Currency Exchange Rates sections in Item 7, Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations.

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

See Note 17 to the Consolidated Financial Statements.

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

At December 31, 2018, Newmont had gold sales of 143,000 ounces priced at an average of $1,286 per ounce, subject to final pricing over the next several months. Each $25 change in the price for provisionally priced gold sales would have an approximate $3 effect on our Net income (loss) attributable to Newmont stockholders. The LBMA settlement price at the end of 2018 for gold was $1,282 per ounce.

At December 31, 2018, Newmont had copper sales of 20 million pounds priced at an average of $2.71 per pound, subject to final pricing over the next several months. Each $0.10 change in the price for provisionally priced copper sales would have an approximate $1 effect on our Net income (loss) attributable to Newmont stockholders. The LME closing settlement price at the end of 2018 for copper was $2.71 per pound.

ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Newmont Mining Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Newmont Mining Corporation (the Company) as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income (loss), changes in equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and the financial statement schedule in Item 15(a)(2), (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 21, 2019 expressed an unqualified opinion thereon.

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

Denver, Colorado

February 21, 2019

NEWMONT MINING CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2018	2017	2016
	(in millions, except per share)
Sales (Note 4)	$7,253	$7,379	$6,680

Costs and expenses:
Costs applicable to sales (1)	4,093	4,062	3,738
Depreciation and amortization	1,215	1,261	1,213
Reclamation and remediation (Note 5)	163	192	169
Exploration	197	179	148
Advanced projects, research and development	153	143	134
General and administrative	244	237	233
Impairment of long-lived assets (Note 6)	369	14	1,003
Other expense, net (Note 7)	29	32	58
	6,463	6,120	6,696
Other income (expense):
Other income, net (Note 8)	155	54	69
Interest expense, net of capitalized interest of $37, $22 and $33, respectively	(207)	(241)	(273)
	(52)	(187)	(204)
Income (loss) before income and mining tax and other items	738	1,072	(220)
Income and mining tax benefit (expense) (Note 9)	(386)	(1,127)	(579)
Equity income (loss) of affiliates (Note 10)	(33)	(16)	(13)
Net income (loss) from continuing operations	319	(71)	(812)
Net income (loss) from discontinued operations (Note 11)	61	(38)	(131)
Net income (loss)	380	(109)	(943)
Net loss (income) attributable to noncontrolling interests:
Continuing operations (Note 12)	(39)	(5)	586
Discontinued operations (Note 11)	—	—	(272)
	(39)	(5)	314
Net income (loss) attributable to Newmont stockholders	$341	$(114)	$(629)

Net income (loss) attributable to Newmont stockholders:
Continuing operations	$280	$(76)	$(226)
Discontinued operations	61	(38)	(403)
	$341	$(114)	$(629)
Net income (loss) per common share (Note 13):
Basic:
Continuing operations	$0.53	$(0.14)	$(0.43)
Discontinued operations	0.11	(0.07)	(0.76)
	$0.64	$(0.21)	$(1.19)
Diluted:
Continuing operations	$0.53	$(0.14)	$(0.42)
Discontinued operations	0.11	(0.07)	(0.76)
	$0.64	$(0.21)	$(1.18)

Cash dividends declared per common share	$0.56	$0.25	$0.125

(1)	Excludes Depreciation and amortization and Reclamation and remediation.

The accompanying notes are an integral part of these consolidated financial statements.

NEWMONT MINING CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Years Ended December 31,
	2018	2017	2016
	(in millions)
Net income (loss)	$380	$(109)	$(943)
Other comprehensive income (loss):
Change in marketable securities, net of tax of $-, $- and $-, respectively	1	(15)	(58)
Foreign currency translation adjustments	(12)	12	2
Change in pension and other post-retirement benefits, net of tax of $2, $(8) and $9, respectively	(9)	15	(16)
Change in fair value of cash flow hedge instruments, net of tax of $(4), $(15) and $(31), respectively	9	30	72
Other comprehensive income (loss)	(11)	42	—
Comprehensive income (loss)	$369	$(67)	$(943)

Comprehensive income (loss) attributable to:
Newmont stockholders	$330	$(72)	$(629)
Noncontrolling interests	39	5	(314)
	$369	$(67)	$(943)

The accompanying notes are an integral part of these consolidated financial statements.

NEWMONT MINING CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2018	2017	2016
	(in millions)
Operating activities:
Net income (loss)	$380	$(109)	$(943)
Adjustments:
Depreciation and amortization	1,215	1,261	1,213
Stock-based compensation (Note 15)	76	70	70
Reclamation and remediation	146	180	158
Loss (income) from discontinued operations (Note 11)	(61)	38	131
Deferred income taxes (Note 9)	150	797	450
Impairment of long-lived assets (Note 6)	369	14	1,003
Impairment of investments (Note 8)	42	—	—
Gain on asset and investment sales, net (Note 8)	(100)	(23)	(108)
Write-downs of inventory and stockpiles and ore on leach pads	271	212	298
Other operating adjustments	92	91	138
Net change in operating assets and liabilities (Note 26)	(743)	(392)	(493)
Net cash provided by (used in) operating activities of continuing operations	1,837	2,139	1,917
Net cash provided by (used in) operating activities of discontinued operations (1)	(10)	(15)	869
Net cash provided by (used in) operating activities	1,827	2,124	2,786

Investing activities:
Additions to property, plant and mine development	(1,032)	(866)	(1,133)
Acquisitions, net	(140)	—	—
Purchases of investments	(39)	(130)	(15)
Proceeds from sales of other assets	24	5	9
Proceeds from sales of investments	18	35	195
Proceeds from sale of Batu Hijau	—	—	920
Other	(8)	10	(4)
Net cash provided by (used in) investing activities of continuing operations	(1,177)	(946)	(28)
Net cash provided by (used in) investing activities of discontinued operations	—	—	(46)
Net cash provided by (used in) investing activities	(1,177)	(946)	$(74)

NEWMONT MINING CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2018	2017	2016
	(in millions)
Financing activities:
Dividends paid to common stockholders	$(301)	$(134)	$(67)
Distributions to noncontrolling interests	(160)	(178)	(3)
Funding from noncontrolling interests	100	94	66
Repurchases of common stock	(98)	—	—
Proceeds from sale of noncontrolling interests	48	—	—
Payments for withholding of employee taxes related to stock-based compensation	(40)	(14)	(5)
Payments on lease and other financing obligations	(4)	(5)	(5)
Repayment of debt	—	(379)	(1,307)
Acquisition of noncontrolling interests	—	(48)	(19)
Dividends paid to noncontrolling interests	—	—	(146)
Other	—	(4)	—
Net cash provided by (used in) financing activities of continuing operations	(455)	(668)	(1,486)
Net cash provided by (used in) financing activities of discontinued operations	—	—	(331)
Net cash provided by (used in) financing activities	(455)	(668)	(1,817)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(4)	6	2
Net change in cash, cash equivalents and restricted cash	191	516	897
Less net cash provided by (used in) Batu Hijau discontinued operations	—	—	503
	191	516	394
Cash, cash equivalents and restricted cash at beginning of period	3,298	2,782	2,388
Cash, cash equivalents and restricted cash at end of period	$3,489	$3,298	$2,782

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$3,397	$3,259	$2,756
Restricted cash included in Other current assets	1	1	1
Restricted cash included in Other noncurrent assets	91	38	25
Total cash, cash equivalents and restricted cash	$3,489	$3,298	$2,782

(1)

Net cash provided by operating activities of discontinued operations includes $(10), $(12) and $(11) for 2018, 2017 and 2016, respectively, related to the Holt royalty obligation, all of which were paid out of Cash and cash equivalents, $(3) related to closing costs for the sale of Batu Hijau that were paid in 2017 and $880 related to the operating activities of Batu Hijau in 2016. For additional information regarding our discontinued operations, including cash flows from Batu Hijau, see Note 11.

The accompanying notes are an integral part of these consolidated financial statements.

NEWMONT MINING CORPORATION

CONSOLIDATED BALANCE SHEETS

	At December 31,	At December 31,
	2018	2017
ASSETS
Cash and cash equivalents	$3,397	$3,259
Trade receivables (Note 4)	254	124
Other accounts receivables	92	113
Investments (Note 18)	48	62
Inventories (Note 19)	630	679
Stockpiles and ore on leach pads (Note 20)	697	676
Other current assets	159	153
Current assets	5,277	5,066
Property, plant and mine development, net (Note 21)	12,258	12,338
Investments (Note 18)	271	280
Stockpiles and ore on leach pads (Note 20)	1,866	1,848
Deferred income tax assets (Note 9)	401	549
Other non-current assets	642	565
Total assets	$20,715	$20,646

LIABILITIES
Debt (Note 22)	$626	$—
Accounts payable	303	375
Employee-related benefits (Note 14)	305	309
Income and mining taxes payable	71	248
Lease and other financing obligations (Note 23)	27	4
Other current liabilities (Note 24)	455	462
Current liabilities	1,787	1,398
Debt (Note 22)	3,418	4,040
Reclamation and remediation liabilities (Note 5)	2,481	2,345
Deferred income tax liabilities (Note 9)	612	595
Employee-related benefits (Note 14)	401	386
Lease and other financing obligations (Note 23)	190	21
Other non-current liabilities (Note 24)	314	342
Total liabilities	9,203	9,127

Contingently redeemable noncontrolling interest (Note 12)	47	—

EQUITY
Common stock - $1.60 par value;	855	855
Authorized - 750 million shares
Outstanding shares - 533 million and 533 million shares, respectively
Treasury stock - 2 million and 1 million shares, respectively	(70)	(30)
Additional paid-in capital	9,618	9,592
Accumulated other comprehensive income (loss) (Note 25)	(284)	(292)
Retained earnings	383	410
Newmont stockholders' equity	10,502	10,535
Noncontrolling interests	963	984
Total equity	11,465	11,519
Total liabilities and equity	$20,715	$20,646

The accompanying notes are an integral part of these consolidated financial statements.

NEWMONT MINING CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

						Accumulated				Contingently
					Additional	Other				Redeemable
	Common Stock		Treasury Stock		Paid-In	Comprehensive	Retained	Noncontrolling	Total	Noncontrolling
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Earnings	Interests	Equity	Interest
	(in millions)
Balance at December 31, 2015	530	$847	—	$(11)	$9,438	$(334)	$1,354	$2,924	$14,218	$—
Net income (loss)	—	—	—	—	—	—	(629)	(314)	(943)	—
Dividends declared	—	—	—	—	—	—	(67)	(146)	(213)	—
Distributions declared to noncontrolling interests	—	—	—	—	—	—	—	(21)	(21)	—
Cash calls requested from noncontrolling interests	—	—	—	—	—	—	—	81	81	—
Acquisition of noncontrolling interests	—	—	—	—	—	—	—	(19)	(19)	—
Divestiture of noncontrolling interests, net	—	—	—	—	—	—	—	(1,383)	(1,383)	—
Withholding of employee taxes related to stock-based compensation	—	—	—	(5)	—	—	—	—	(5)	—
Stock based awards and related share issuances	1	3	—	—	67	—	—	—	70	—
Balance at December 31, 2016	531	$850	—	$(16)	$9,505	$(334)	$658	$1,122	$11,785	$—
Net income (loss)	—	—	—	—	—	—	(114)	5	(109)	—
Other comprehensive income (loss)	—	—	—	—	—	42	—	—	42	—
Dividends declared	—	—	—	—	—	—	(134)	—	(134)	—
Distributions declared to noncontrolling interests	—	—	—	—	—	—	—	(170)	(170)	—
Cash calls requested from noncontrolling interests	—	—	—	—	—	—	—	97	97	—
Acquisition of noncontrolling interests	—	—	—	—	22	—	—	(70)	(48)	—
Withholding of employee taxes related to stock-based compensation	—	—	(1)	(14)	—	—	—	—	(14)	—
Stock based awards and related share issuances	3	5	—	—	65	—	—	—	70	—
Balance at December 31, 2017	534	$855	(1)	$(30)	$9,592	$(292)	$410	$984	$11,519	$—
Cumulative-effect adjustment of adopting ASU No. 2016-01	—	—	—	—	—	115	(115)	—	—	—
Cumulative-effect adjustment of adopting ASU No. 2018-02	—	—	—	—	—	(96)	96	—	—	—
Net income (loss)	—	—	—	—	—	—	341	40	381	(1)
Other comprehensive income (loss)	—	—	—	—	—	(11)	—	—	(11)	—
Sale of noncontrolling interest	—	—	—	—	—	—	—	—	—	48
Dividends declared	—	—	—	—	—	—	(301)	—	(301)	—
Distributions declared to noncontrolling interests	—	—	—	—	—	—	—	(160)	(160)	—
Cash calls requested from noncontrolling interests	—	—	—	—	—	—	—	99	99	—
Repurchase and retirement of common stock	(2)	(4)	—	—	(46)	—	(48)	—	(98)	—
Withholding of employee taxes related to stock-based compensation	—	—	(1)	(40)	—	—	—	—	(40)	—
Stock-based awards and related share issuances	3	4	—	—	72	—	—	—	76	—
Balance at December 31, 2018	535	$855	(2)	$(70)	$9,618	$(284)	$383	$963	$11,465	$47

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

Minera Yanacocha S.R.L. (“Yanacocha”) includes the mining operations at Yanacocha and the Conga project in Peru. Under the current social and political environment, the Company does not anticipate being able to develop Conga for at least the next five years. As a result of the uncertainty surrounding the Conga project, the Company has allocated its development capital to other projects. Should the Company be unable to develop the Conga project, the Company may have to consider other alternatives for the project, which may result in a future impairment charge. The total assets at Conga as of December 31, 2018 and 2017 were $1,621 and $1,650 respectively.

Use of Estimates

The Company’s Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The preparation of the Company’s Consolidated Financial Statements requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and the related disclosure of contingent assets and liabilities at the date of the Consolidated Financial Statements and the reported amounts of revenues and expenses during the reporting period. The more significant areas requiring the use of management estimates and assumptions relate to mineral reserves that are the basis for future cash flow estimates utilized in impairment calculations and units-of-production amortization calculations; environmental remediation, reclamation and closure obligations; estimates of recoverable gold and other minerals in stockpile and leach pad inventories; estimates of fair value for certain reporting units and asset impairments (including impairments of long-lived assets and investments); write-downs of inventory, stockpiles and ore on leach pads to net realizable value; post-employment, post-retirement and other employee benefit liabilities; valuation allowances for deferred tax assets; provisional amounts related to income tax effects of newly enacted tax laws; reserves for contingencies and litigation; and the fair value and accounting treatment of financial instruments including marketable securities and derivative instruments. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Accordingly, actual results will differ from those amounts estimated in these financial statements.

NEWMONT MINING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share, per ounce and per pound amounts)

Principles of Consolidation

The Consolidated Financial Statements include the accounts of Newmont Mining Corporation,  more-than-50%-owned subsidiaries that it controls and variable interest entities where it is the primary beneficiary. The Company also includes its pro rata share of assets, liabilities and operations for unincorporated joint ventures in which it has an undivided interest. All significant intercompany balances and transactions have been eliminated. The functional currency for the majority of the Company’s operations is the U.S. dollar.

The Company follows the Accounting Standards Codification (“ASC”) guidance for identification and reporting of entities over which control is achieved through means other than voting rights. The guidance defines such entities as Variable Interest Entities (“VIEs”).

On November 22, 2013, Newmont entered into a Partnership Agreement with Staatsolie Maatschappij Suriname N.V. (“Staatsolie”) (a company wholly owned by the Republic of Suriname). The Partnership Agreement gave Staatsolie the option to participate in the Merian gold mine (“Merian”) for up to 25% of the partnership. Staatsolie exercised that option in November 2014. At December 31, 2018, Newmont has a 75.0% ownership in Merian. Newmont has identified Merian as a VIE under ASC guidance for consolidation. The Company has determined itself to be the primary beneficiary of this entity, as it is deemed to have a controlling interest over the operations of Merian and has the obligation to absorb losses and the right to receive benefits that are significant to Merian; therefore, the Company consolidates Merian in its financial statements.

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

In-process Inventory

In-process inventories represent material that is currently in the process of being converted to a saleable product. Conversion processes vary depending on the nature of the ore and the specific processing facility, but include mill in-circuit, flotation, leach and carbon-in-leach. In-process material is measured based on assays of the material fed into the process and the projected recoveries of the respective processing plants. In-process inventories are valued at the average cost of the material fed into the process attributable to the source material coming from the mines, stockpiles and/or leach pads, plus the in-process conversion costs, including applicable amortization relating to the process facilities incurred to that point in the process.

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

Copper cathode is produced at the Company’s Phoenix operations by SX and electrowinning. The inventory is valued at the lower of average cost to produce the cathode or net realizable value.

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

Property, Plant and Mine Development

Facilities and Equipment

Expenditures for new facilities or equipment and expenditures that extend the useful lives of existing facilities or equipment are capitalized and recorded at cost. Facilities and equipment acquired as a part of a capital lease, build-to-suit or other financing arrangement are capitalized and recorded based on the contractual lease terms. The facilities and equipment are depreciated using the straight-line method at rates sufficient to depreciate such capitalized  costs over the estimated productive lives of such facilities. These estimated productive lives do not exceed the related estimated mine lives, which are based on proven and probable reserves.

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

In estimating undiscounted cash flows, assets are grouped at the lowest level for which there are identifiable cash flows that are largely independent of undiscounted cash flows from other asset groups. The Company’s estimates of undiscounted cash flows are based on numerous assumptions and it is possible that actual cash flows may differ significantly from estimates, as actual produced reserves, metal prices, commodity-based and other costs, and closure costs are each subject to significant risks and uncertainties.

Investments

Management classifies investments at the acquisition date and re-evaluates the classification at each balance sheet date and when events or changes in circumstances indicate that there is a change in the Company’s ability to exercise significant influence. The Company accounts for its investments in entities over which the Company has significant influence, but not control, using the equity method of accounting. The ability to exercise significant influence is presumed when the Company possesses 20% or more of the voting interests in the investee. Under the equity method of accounting, the Company increases its investment for contributions made and records its proportionate share of net earnings, declared dividends and partnership distributions based on the most recently available financial statements of the investee. In addition, the Company evaluates its equity method investments for potential impairment whenever events or changes in circumstances indicate that there is an other-than-temporary decline in the value of the investment. Equity method investments are included in Other non-current assets.

NEWMONT MINING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share, per ounce and per pound amounts)

Additionally, the Company has certain marketable equity and debt securities. Marketable equity securities are measured at fair value with any changes in fair value recorded in Other income, net. The Company accounts for its restricted marketable debt securities as available-for-sale securities. Unrealized gains and losses on available-for-sale investments, net of taxes, are reported as a component of Accumulated other comprehensive income (loss) in Total equity, unless such loss is deemed to be other-than-temporary. Declines in fair value that are deemed to be other-than-temporary are charged to Other income, net.

Debt

The Company carries its Senior Notes at amortized cost.

Debt issuance costs and debt premiums and discounts, which are included in Debt, and unrealized gains or losses related to cash flow hedges using treasury rate lock contracts and forward starting swap contracts, which are included in Accumulated other comprehensive income (loss), are amortized using the effective interest method over the terms of the respective Senior Notes as a component of Interest expense, net within the Consolidated Statements of Operations.

When repurchasing its debt, the Company records the resulting gain or loss as well as the accelerated portion of related debt issuance costs, premiums and discounts, and any unrealized gains or losses from the associated treasury rate lock contracts and/or associated forward starting swap contracts, included in Accumulated other comprehensive income (loss), in Other Income, net.

Contingently Redeemable Noncontrolling Interest

Certain noncontrolling interests in consolidated entities meet the definition of redeemable financial instruments if the ability to redeem the interest is outside of the control of the consolidating entity. In such cases, these financial instruments are required to be classified outside of permanent equity (referred to as temporary equity).

Treasury Stock

The Company records repurchases of common shares as Treasury stock at cost and records any subsequent retirements of treasury shares at cost. When treasury shares are retired, the Company’s policy is to allocate the excess of the repurchase price over the par value of shares acquired to both Retained earnings and Additional paid-in capital. The portion allocated to Additional paid-in capital is calculated on a pro rata basis of the shares to be retired and the total shares issued and outstanding as of the date of the retirement.

Revenue Recognition

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

A portion of gold sold from Phoenix in Nevada and Boddington and Kalgoorlie in Australia, is sold in the form of concentrate which includes copper and silver. The Company’s Sales also come from the sale of copper. Copper sales are generally in the form of concentrate, which is sold to smelters for further treatment and refining, and cathode. Copper sold from Boddington in Australia is sold in concentrate form and copper sold from Phoenix in Nevada is sold in either concentrate or cathode form.

Generally, if a metal expected to be mined represents more than 10 to 20% of the life of mine sales value of all the metal expected to be mined, co-product accounting is applied. When the Company applies co-product accounting at an operation, revenue is recognized for each co-product metal sold, and shared costs applicable to sales are allocated based on the relative sales values of the co-product metals produced. Generally, if metal expected to be mined is less than the 10 to 20% of the life of mine sales value, by-

NEWMONT MINING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share, per ounce and per pound amounts)

product accounting is applied. Revenues from by-product sales, which are immaterial, are credited to Costs applicable to sales as a by-product credit. Copper is produced as a co-product at Phoenix and Boddington. Copper and silver is produced as a by-product at certain of the Company’s other operations.

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

Income and Mining Taxes

The Company accounts for income taxes using the liability method, recognizing certain temporary differences between the financial reporting basis of the Company’s liabilities and assets and the related income tax basis for such liabilities and assets. This method generates either a net deferred income tax liability or asset for the Company, as measured by the statutory tax rates in effect. The Company derives its deferred income tax charge or benefit by recording the change in either the net deferred income tax liability

NEWMONT MINING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share, per ounce and per pound amounts)

or asset balance for the year. The financial statement effects of changes in tax law are recorded as discrete items in the period enacted as part of income tax expense or benefit from continuing operations, regardless of the category of income or loss to which the deferred taxes relate. The Company determines if the assessment of a particular income tax effect is “complete.” Those effects for which the accounting is determined to be complete are reported in the enactment period financial statements.

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

Certain categories of evidence carry more weight in the analysis than others based upon the extent to which the evidence may be objectively verified. The Company looks to the nature and severity of cumulative pretax losses (if any) in the current three-year period ending on the evaluation date, recent pretax losses and/or expectations of future pretax losses. Other factors considered in the determination of the probability of the realization of the deferred tax assets include, but are not limited to:

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

Foreign Currency

The functional currency for the majority of the Company’s operations is the U.S. dollar. Transaction gains and losses related to monetary assets and liabilities where the functional currency is the U.S. dollar are remeasured at current exchange rates and the resulting adjustments are included in Other income, net.  The financial statements of our foreign entities with functional currencies other than the U.S. dollar are translated into U.S. dollars with the resulting adjustments charged or credited directly to Accumulated other comprehensive income (loss) in total equity. All assets and liabilities translated into the U.S. dollar using exchange rates in effect at the balance sheet date, while revenues and expenses are translated at the weighted average exchange rates for the period. The gains or losses on foreign currency rates on cash holdings in foreign currencies are included in Effect of exchange rate changes on cash in the Company’s Consolidated Statements of Cash Flows.

Derivative Instruments

Newmont has fixed forward contracts and zero-cost collar contracts designated as cash flow hedges in place to hedge against changes in diesel prices. The fair value of derivative contracts qualifying as cash flow hedges are reflected as assets or liabilities in the Consolidated Balance Sheets. The changes in fair value of these hedges are deferred in Accumulated other comprehensive income (loss). Amounts deferred in Accumulated other comprehensive income (loss) are reclassified to income when the hedged transaction has occurred in the same income statement line where the earnings effect of the hedged item is presented. Cash transactions related to the Company’s derivative contracts accounted for as hedges are classified in the same category as the item being hedged in the Consolidated Statements of Cash Flows.

When derivative contracts qualifying as cash flow hedges are settled, accelerated or restructured before the maturity date of the contracts, the related amount in Accumulated other comprehensive income (loss) at the settlement date is deferred and reclassified to

NEWMONT MINING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share, per ounce and per pound amounts)

earnings, when the originally designated hedged transaction impacts earnings, unless the underlying hedge transaction becomes probable of not occurring.

Newmont assesses the effectiveness of the derivative contracts using a regression analysis, both retrospectively and prospectively, to determine whether the hedging instruments have been highly effective in offsetting changes in the fair value of the hedged items. The Company also assesses whether the hedging instruments are expected to be highly effective in the future. If a hedging instrument is not expected to be highly effective, the Company will stop hedge accounting prospectively. In those instances, the gains or losses remain in Accumulated other comprehensive income (loss) until the hedged item affects earnings. For option contracts, the Company excludes the time value from the measurement of effectiveness.

Stock-Based Compensation

The Company records stock-based compensation awards exchanged for employee services at fair value on the date of the grant and expenses the awards in the Consolidated Statements of Operations over the requisite employee service period. The fair value of stock options is determined using the Black-Scholes valuation model. The fair value of restricted stock units (“RSUs”) are based on the Newmont stock price on the date of grant. The fair value of performance leverage stock units (“PSUs”) is determined using a Monte Carlo simulation model. Stock-based compensation expense related to all awards, including awards with a market or performance condition that cliff vest, is generally recognized ratably over the requisite service period of the award on a straight-line basis. The Company recognizes forfeitures as they occur. The Company's estimates may be impacted by certain variables including, but not limited to, stock price volatility, employee stock option exercise behaviors, additional stock option grants, employee retirement eligibility dates, the Company's performance and related tax impacts.

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

Discontinued Operations

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

On November 2, 2016, Newmont completed the sale of its 48.5% economic interest in PT Newmont Nusa Tenggara (“PTNNT”), which operates the Batu Hijau copper and gold mine (“Batu Hijau”) in Indonesia (the “Batu Hijau Transaction”). As a result, Newmont presents Batu Hijau as a discontinued operation for all periods presented. Accordingly, (i) our Consolidated Statements of Operations and Cash Flows have been reclassified to present Batu Hijau as a discontinued operation for all periods presented and (ii) the amounts presented in these notes relate only to our continuing operations, unless otherwise noted. For additional information regarding our discontinued operations, see Note 11.

Comprehensive Income (Loss)

In addition to Net income (loss), Comprehensive income (loss) includes all changes in equity during a period, such as adjustments to minimum pension liabilities, foreign currency translation adjustments, changes in fair value of derivative instruments that qualify as cash flow hedges and cumulative unrecognized changes in fair value of marketable debt securities classified as available-for-sale, except those resulting from investments by and distributions to owners.

NEWMONT MINING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share, per ounce and per pound amounts)

Reclassifications

Certain amounts in prior years have been reclassified to conform to the 2018 presentation. Reclassified amounts were not material to the financial statements.

Recently Adopted Accounting Pronouncements

Revenue recognition

In May 2014, Accounting Standards Update (“ASU”) No. 2014-09 was issued which, together with subsequent amendments, is included in ASC 606, Revenue from contracts with customers. The new standard provides a five-step approach to be applied to all contracts with customers and also requires expanded disclosures about revenue recognition.

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

Other Comprehensive Income Reclassifications Related to Tax Reform

In February 2018, ASU No. 2018-02 was issued allowing companies the option to reclassify to retained earnings the tax effects related to items in Accumulated other comprehensive income (loss) as a result of the Tax Cuts and Jobs Act (the “Act”) that was enacted on December 22, 2017. This guidance should be applied either in the period of adoption or retrospectively to each period in which the effects of the change in the U.S. federal income tax rate in the Act is recognized. The Company adopted this guidance as of December 31, 2018. Upon adoption, the Company reclassified $96 from Accumulated other comprehensive income (loss) to Retained earnings.

Recently Issued Accounting Pronouncements

Leases

In February 2016, ASU No. 2016-02 was issued which, together with subsequent amendments, is included in ASC 842, Leases. The standard requires all leases with an initial term greater than one year to be recorded on the balance sheet as a right-of-use (”ROU”) asset and a lease liability. Certain qualitative and quantitative disclosures are also required. This update is effective in fiscal years, including interim periods, beginning after December 15, 2018.

The Company will adopt ASU 2016-02 using the modified retrospective approach with a cumulative-effect adjustment recorded at the beginning of the period of adoption on January 1, 2019. Therefore, upon adoption, the Company will recognize and measure leases without revising comparative period information or disclosure. For certain leases with similar characteristics, the Company will apply a portfolio approach when measuring ROU assets and lease liabilities.

The new standard provides a number of optional practical expedients and the Company will elect the following:

Transition elections: The Company will elect the land easements practical expedient whereby existing land easements are not reassessed under the new standard.

Ongoing accounting policy elections: The Company will elect the short-term lease recognition exemption whereby ROU assets and lease liabilities will not be recognized for leasing arrangements with terms less than one year. The Company will elect the practical expedient not to separate lease and non-lease components for the majority of underlying asset classes.

The Company has substantially completed its assessment of the new standard including the impact on the Company’s Consolidated Financial Statements, processes and internal controls. Based on contracts outstanding at December 31, 2018, the adoption of the new standard will result in the recognition of additional right-of-use assets and lease liabilities related to operating leases of between $35 to $55 and $35 to $55, respectively, and finance leases of between $70 to $100 and $75 to $105, respectively. The Company does not expect a material impact to the Consolidated Statements of Operations or the Consolidated Statements of Cash Flows. The Company will provide additional qualitative and quantitative disclosures related to leasing arrangements beginning in the period of adoption.

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

NOTE 3     SEGMENT INFORMATION

The Company has organized its operations into four geographic regions. The geographic regions include North America, South America, Australia and Africa and represent the Company’s operating segments. The results of these operating segments are reviewed by the Company’s chief operating decision maker to make decisions about resources to be allocated to the segments and assess their performance. As a result, these operating segments represent the Company’s reportable segments. Notwithstanding this structure, the Company internally reports information on a mine-by-mine basis for each mining operation and has chosen to disclose this information in the following tables. Income (loss) before income and mining tax and other items from reportable segments does not reflect general corporate expenses, interest (except project-specific interest) or income and mining taxes. Intercompany revenue and expense amounts have been eliminated within each segment in order to report on the basis that management uses internally for evaluating segment performance. Newmont’s business activities that are not considered operating segments are included in Corporate and Other. Although they are not required to be included in this footnote, they are provided for reconciliation purposes.

NEWMONT MINING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share, per ounce and per pound amounts)

Unless otherwise noted, we present only the reportable segments of our continuing operations in the tables below. The financial information relating to the Company’s segments is as follows:

				Advanced	Income (Loss)
		Costs	Depreciation	Projects, Research	before Income
		Applicable	and	and Development	and Mining Tax	Total	Capital
	Sales	to Sales	Amortization	and Exploration	and Other Items	Assets	Expenditures(1)
Years Ended December 31, 2018
Carlin	$1,173	$782	$220	$34	$79	$2,242	$153
Phoenix:
Gold	291	202	47
Copper	85	55	15
Total Phoenix	376	257	62	5	32	899	32
Twin Creeks	457	240	61	12	(146)	877	82
Long Canyon	215	72	76	23	44	1,008	11
CC&V	450	260	83	10	89	853	29
Other North America	—	—	2	23	(54)	857	15
North America	2,671	1,611	504	107	44	6,736	322

Yanacocha	659	425	108	54	(6)	1,518	119
Merian	677	275	90	13	300	1,036	78
Other South America	—	—	14	34	(61)	1,640	1
South America	1,336	700	212	101	233	4,194	198

Boddington:
Gold	900	571	102
Copper	218	132	24
Total Boddington	1,118	703	126	—	293	2,113	57
Tanami	638	297	75	17	251	902	97
Kalgoorlie	410	232	24	10	170	402	22
Other Australia	—	—	6	12	(8)	72	6
Australia	2,166	1,232	231	39	706	3,489	182

Ahafo	553	323	105	17	99	1,869	264
Akyem	527	227	151	13	125	966	40
Other Africa	—	—	—	5	(13)	2	—
Africa	1,080	550	256	35	211	2,837	304

Corporate and Other	—	—	12	68	(456)	3,459	13
Consolidated	$7,253	$4,093	$1,215	$350	$738	$20,715	$1,019

(1)	Includes a decrease in accrued capital expenditures of $13; consolidated capital expenditures on a cash basis were $1,032.

NEWMONT MINING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share, per ounce and per pound amounts)

				Advanced	Income (Loss)
		Costs	Depreciation	Projects, Research	before Income
		Applicable	and	and Development	and Mining Tax	Total	Capital
	Sales	to Sales	Amortization	and Exploration	and Other Items	Assets	Expenditures(1)
Years Ended December 31, 2017
Carlin	$1,228	$810	$224	$18	$131	$2,299	$174
Phoenix:
Gold	259	182	47
Copper	88	55	15
Total Phoenix	347	237	62	5	30	889	25
Twin Creeks	473	229	64	9	168	1,144	52
Long Canyon	219	59	74	23	63	1,083	10
CC&V	585	290	127	10	156	901	33
Other North America	—	—	1	26	(29)	676	9
North America	2,852	1,625	552	91	519	6,992	303

Yanacocha	671	504	134	41	(77)	1,420	51
Merian	643	238	91	14	297	967	105
Other South America	—	—	14	43	(72)	1,661	—
South America	1,314	742	239	98	148	4,048	156

Boddington:
Gold	981	562	116
Copper	227	108	22
Total Boddington	1,208	670	138	2	369	2,110	80
Tanami	514	251	67	21	181	690	108
Kalgoorlie	458	234	20	9	190	407	21
Other Australia	—	—	6	8	(37)	54	5
Australia	2,180	1,155	231	40	703	3,261	214

Ahafo	439	268	72	24	70	1,690	181
Akyem	594	272	155	10	152	1,057	26
Other Africa	—	—	1	6	(13)	1	—
Africa	1,033	540	228	40	209	2,748	207

Corporate and Other	—	—	11	53	(507)	3,597	10
Consolidated	$7,379	$4,062	$1,261	$322	$1,072	$20,646	$890

(1)	Includes an increase in accrued capital expenditures of $24; consolidated capital expenditures on a cash basis were $866.

NEWMONT MINING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share, per ounce and per pound amounts)

				Advanced	Income (Loss)
		Costs	Depreciation	Projects, Research	before Income
		Applicable	and	and Development	and Mining Tax	Total	Capital
	Sales	to Sales	Amortization	and Exploration	and Other Items	Assets	Expenditures(1)
Year Ended December 31, 2016
Carlin	$1,171	$782	$199	$19	$160	$2,282	$173
Phoenix:
Gold	246	163	51
Copper	86	89	27
Total Phoenix	332	252	78	1	(11)	923	22
Twin Creeks	555	231	50	8	261	1,132	37
Long Canyon	27	4	5	20	(3)	1,123	119
CC&V	481	211	105	11	147	1,041	59
Other North America	—	—	1	12	(11)	696	9
North America	2,566	1,480	438	71	543	7,197	419

Yanacocha	792	525	272	35	(1,171)	1,549	83
Merian	117	34	12	24	46	984	221
Other South America	—	—	14	36	(55)	1,677	—
South America	909	559	298	95	(1,180)	4,210	304

Boddington:
Gold	973	530	110
Copper	164	126	24
Total Boddington	1,137	656	134	1	328	2,078	65
Tanami	575	238	82	13	241	623	145
Kalgoorlie	467	257	19	5	185	381	20
Other Australia	—	—	9	8	(25)	63	4
Australia	2,179	1,151	244	27	729	3,145	234

Ahafo	436	313	94	28	(7)	1,739	87
Akyem	590	235	128	8	214	1,240	22
Other Africa	—	—	1	2	(8)	2	—
Africa	1,026	548	223	38	199	2,981	109

Corporate and Other	—	—	10	51	(511)	3,538	11
Consolidated	$6,680	$3,738	$1,213	$282	$(220)	$21,071	$1,077

(1)	Includes a decrease in accrued capital expenditures of $56; consolidated capital expenditures on a cash basis were$1,133.

Revenues from sales attributed to countries based on the customer’s location were as follows:

	Years Ended December 31,
	2018	2017	2016
United Kingdom	$5,448	$5,521	$5,382
Switzerland	677	657	148
Philippines	254	310	283
Korea	237	384	298
Germany	237	168	191
China	144	30	62
Japan	105	87	59
United States	52	91	70
Canada	40	96	124
Other	59	35	63
	$7,253	$7,379	$6,680

As gold can be sold through numerous gold market traders worldwide, the Company is not economically dependent on a limited number of customers for the sale of its product. In 2018, sales to JPMorgan Chase were $2,295 (32%), Toronto Dominion Bank were $1,324 (18%) and Standard Chartered were $1,164 (16%) of total gold sales. In 2017, sales to Toronto Dominion Bank were $2,738

NEWMONT MINING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share, per ounce and per pound amounts)

(37%) and JPMorgan Chase were $1,400 (19%) of  total gold sales. In 2016, sales to Toronto Dominion Bank were $1,818 (27%), JPMorgan Chase were $1,451 (22%), Bank of Nova Scotia were $1,067 (16%) and HSBC were $952 (14%) of total gold sales.

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

Long-lived assets, excluding deferred tax assets, investments and restricted assets, were as follows:

	At December 31,
	2018	2017
United States	$6,162	$6,508
Australia	2,987	2,841
Ghana	2,515	2,414
Peru	2,117	2,040
Suriname	825	835
Other	12	11
	$14,618	$14,649

NOTE 4    SALES

The following table presents the Company’s Sales by mining operation, product and inventory type:

		Gold Sales	Copper Sales
	Gold Sales	from	from	Copper Sales
	from Doré	Concentrate	Concentrate	from Cathode
	Production	Production	Production	Production	Total Sales
Years Ended December 31, 2018
Carlin	$1,173	$—	$—	$—	$1,173
Phoenix	127	164	33	52	376
Twin Creeks	457	—	—	—	457
Long Canyon	215	—	—	—	215
CC&V	450	—	—	—	450
North America	2,422	164	33	52	2,671

Yanacocha	659	—	—	—	659
Merian	677	—	—	—	677
South America	1,336	—	—	—	1,336

Boddington	243	657	218	—	1,118
Tanami	638	—	—	—	638
Kalgoorlie	410	—	—	—	410
Australia	1,291	657	218	—	2,166

Ahafo	553	—	—	—	553
Akyem	527	—	—	—	527
Africa	1,080	—	—	—	1,080

Consolidated	$6,129	$821	$251	$52	$7,253

NEWMONT MINING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share, per ounce and per pound amounts)

		Gold Sales	Copper Sales
	Gold Sales	from	from	Copper Sales
	from Doré	Concentrate	Concentrate	from Cathode
	Production	Production	Production	Production	Total Sales
Years Ended December 31, 2017
Carlin	$1,228	$—	$—	$—	$1,228
Phoenix	131	128	41	47	347
Twin Creeks	473	—	—	—	473
Long Canyon	219	—	—	—	219
CC&V	576	9	—	—	585
North America	2,627	137	41	47	2,852

Yanacocha	671	—	—	—	671
Merian	643	—	—	—	643
South America	1,314	—	—	—	1,314

Boddington	237	744	227	—	1,208
Tanami	514	—	—	—	514
Kalgoorlie	449	9	—	—	458
Australia	1,200	753	227	—	2,180

Ahafo	439	—	—	—	439
Akyem	594	—	—	—	594
Africa	1,033	—	—	—	1,033

Consolidated	$6,174	$890	$268	$47	$7,379

		Gold Sales	Copper Sales
	Gold Sales	from	from	Copper Sales
	from Doré	Concentrate	Concentrate	from Cathode
	Production	Production	Production	Production	Total Sales
Year Ended December 31, 2016
Carlin	$1,171	$—	$—	$—	$1,171
Phoenix	106	140	46	40	332
Twin Creeks	555	—	—	—	555
Long Canyon	27	—	—	—	27
CC&V	459	22	—	—	481
North America	2,318	162	46	40	2,566

Yanacocha	792	—	—	—	792
Merian	117	—	—	—	117
South America	909	—	—	—	909

Boddington	268	705	164	—	1,137
Tanami	575	—	—	—	575
Kalgoorlie	405	62	—	—	467
Australia	1,248	767	164	—	2,179

Ahafo	436	—	—	—	436
Akyem	590	—	—	—	590
Africa	1,026	—	—	—	1,026

Consolidated	$5,501	$929	$210	$40	$6,680

NEWMONT MINING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share, per ounce and per pound amounts)

The following table details the receivables included within Trade receivables:

	At December 31,	At December 31,
	2018	2017
Receivables from Sales:
Gold sales from doré	$40	$—
Gold and copper sales from concentrate production	211	117
Copper sales from cathode production	3	7
Total receivables from Sales	$254	$124

The impact to Sales from revenue initially recognized in previous periods due to the changes in the final pricing is an increase (decrease) of $-, $23 and $19 and the impact to Sales from changes in quantities resulting from assays is an increase (decrease) of $1, $- and $(10) for the years ended December 31, 2018, 2017 and 2016, respectively.

The following tables summarize the impacts of adopting ASC 606 on the Company’s Consolidated Financial Statements for the year ended December 31, 2018:

	Year Ended December 31, 2018
			Balance without
		Effect of	Adoption
Condensed Consolidated Statement of Operations	As Reported	Change	of ASC 606
Sales	$7,253	$(48)	$7,205
Costs applicable to sales	$4,093	$(34)	$4,059
Depreciation and amortization	$1,215	$(5)	$1,210
Income (loss) before income and mining tax and other items	$738	$(9)	$729
Income and mining tax benefit (expense)	$(386)	$1	$(385)
Net income (loss)	$380	$(8)	$372

Net income (loss) attributable to Newmont stockholders:
Continuing operations	$280	$(8)	$272
Discontinued operations	61	—	61
	$341	$(8)	$333
Net income (loss) per common share
Basic:
Continuing operations	$0.53	$(0.01)	$0.52
Discontinued operations	0.11	—	0.11
	$0.64	$(0.01)	$0.63
Diluted:
Continuing operations	$0.53	$(0.01)	$0.52
Discontinued operations	0.11	—	0.11
	$0.64	$(0.01)	$0.63

NEWMONT MINING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share, per ounce and per pound amounts)

	Year Ended December 31, 2018
			Balance without
		Effect of	Adoption
Condensed Consolidated Statement of Cash Flows	As Reported	Change	of ASC 606
Operating activities:
Net income (loss)	$380	$(8)	$372
Adjustments:
Depreciation and amortization	$1,215	$(5)	$1,210
Net change in operating assets and liabilities	$(743)	$13	$(730)
Net cash provided by (used in) operating activities of continuing operations	$1,837	$—	$1,837

	At December 31, 2018
			Balance without
		Effect of	Adoption
Condensed Consolidated Balance Sheet	As Reported	Change	of ASC 606
Trade receivables	$254	$(48)	$206
Inventories	$630	$39	$669
Total assets	$20,715	$(9)	$20,706
Income and mining taxes payable	$71	$(1)	$70
Total liabilities	$9,203	$(1)	$9,202
Retained earnings	$383	$(8)	$375
Newmont stockholders' equity	$10,502	$(8)	$10,494
Total equity	$11,465	$(8)	$11,457
Total liabilities and equity	$20,715	$(9)	$20,706

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

The Company’s Reclamation and remediation expense consisted of:

	Years Ended December 31,
	2018	2017	2016
Reclamation adjustments	$33	$51	$80
Reclamation accretion	99	93	66
Total reclamation expense	132	144	146

Remediation adjustments	26	44	19
Remediation accretion	5	4	4
Total remediation expense	31	48	23
	$163	$192	$169

In 2018, reclamation adjustments primarily related to increased water management costs for operations no longer in production at Yanacocha, a revision in the closure plan for Lone Tree, resulting in increased monitoring costs, and increased water management costs for operations no longer in production at Carlin. In 2017, reclamation adjustments primarily related to revisions in the closure plan for the Rain mine, which is a non-operating site that is part of the Carlin mine complex. In 2016, reclamation adjustments

NEWMONT MINING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share, per ounce and per pound amounts)

primarily related to a revision in Yanacocha’s closure plan which resulted in an increase in reclamation expense related to operations no longer in production. In December 2016, the Company completed a comprehensive study of the Yanacocha long-term mining and closure plans as part of the requirement to submit an updated closure plan to Peruvian regulators every five years. As a result, the Company recorded an increase to the reclamation obligation at Yanacocha of $429. This increase to the reclamation obligation resulted in an increase to the recorded asset retirement cost asset of $351 related to the producing portions of the mine and a non-cash charge to reclamation expense for the quarter ended December 31, 2016 of $78 related to the areas of Yanacocha’s operations no longer in production. The increase to the reclamation obligation was primarily due to higher estimated long-term water management costs, heap leach earthworks and related support activities. There were minimal changes to the updated closure plan in 2017 prior to submitting to Peruvian regulators in September 2017. The regulators completed their review and approved the updated closure plan in November 2017.

In 2018, remediation adjustments related to updated assumptions for future water management costs at the Idarado remediation site, increased costs for project activities at the Woodcutters remediation site, and increased water management costs at the Resurrection remediation site. In 2017, remediation adjustments were primarily related to increased water management and monitoring costs at the Resurrection and San Luis remediation sites, as well as increased costs for project activities at the Midnite mine and Dawn mill sites. In 2016, remediation adjustments related to increased costs for project activities at the Resurrection, Con Mine, and Idarado remediation sites.

The following is a reconciliation of Reclamation and remediation obligations:

	Reclamation	Remediation	Total
Balance at January 1, 2017	$1,913	$312	$2,225
Additions, changes in estimates and other	172	32	204
Payments and other	(34)	(44)	(78)
Accretion expense	93	4	97
Balance December 31, 2017	2,144	304	2,448
Additions, changes in estimates and other	106	9	115
Payments and other	(33)	(39)	(72)
Accretion expense	99	5	104
Balance December 31, 2018	$2,316	$279	$2,595

The current portion of reclamation was $65 and $60 at December 31, 2018 and 2017, respectively, and is included in Other current liabilities. The current portion of remediation was $49 and $43 at December 31, 2018 and 2017, respectively, and is included in Other current liabilities.

At December 31, 2018 and 2017, $2,316 and $2,144, respectively, were accrued for reclamation obligations relating to operating and formerly operating properties.

The Company is also involved in several matters concerning environmental remediation obligations associated with former, primarily historic, mining activities. Generally, these matters concern developing and implementing remediation plans at the various sites involved. At December 31, 2018 and 2017, $279 and $304, respectively, were accrued for such environmental remediation obligations. Depending upon the ultimate resolution of these matters, the Company believes that it is reasonably possible that the liability for these matters could be as much as 40% greater or 0% lower than the amount accrued at December 31, 2018. These amounts are included in Other current liabilities and Reclamation and remediation liabilities. The amounts accrued are reviewed periodically based upon facts and circumstances available at the time. Changes in estimates are recorded in Reclamation and remediation in the period estimates are revised.

Included in Other non-current assets at December 31, 2018 and 2017, are $42 and $38, respectively, of non-current restricted cash held for purposes of settling asset retirement obligations. Of the amount in 2018, $32 is related to the Ahafo and Akyem mines in Ghana, Africa, $8 is related to the Con mine in Yellowknife, NWT, Canada, and $2 is related to the San Jose Reservoir in Yanacocha, Peru. Of the amount in 2017, $25 is related to the Ahafo and Akyem mines, $6 is related to the Con mine, $6 is related to the San Jose Reservoir and $1 is related to the Midnite mine site.

NEWMONT MINING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share, per ounce and per pound amounts)

Included in Other non-current assets at December 31, 2018 and 2017, are $57 and $64, respectively, of non-current restricted investments, which are legally pledged for purposes of settling reclamation and remediation obligations. Of the amount in 2018, $31 is related to the Midnite mine site, $21 is related to the San Jose Reservoir, $5 is related to various locations in Nevada. Of the amount in 2017, $42 is related to the Midnite mine site, $17 is related to the San Jose Reservoir, $5 is related to various locations in Nevada.

NOTE 6    IMPAIRMENT OF LONG-LIVED ASSETS

	Years Ended December 31,
	2018	2017	2016
North America	$366	$—	$1
South America	—	4	1,002
Australia	—	6	—
Africa	2	—	—
Corporate and Other	1	4	—
	$369	$14	$1,003

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

The 2016 impairments were primarily related to Yanacocha, reported in the South America segment. The Company determined that an impairment indicator existed as the Company completed a comprehensive study of the Yanacocha long-term mining and closure plans as part of the requirement to submit an updated closure plan to Peruvian regulators every five years. As a result of the impairment indicator, a recoverability test was performed and the Company concluded the Property, plant and mine development, net at Yanacocha was impaired. The Company measured the impairment by comparing the total fair value of existing operations using the income approach and the fair value of exploration potential using the income and market approach to the carrying value of the corresponding assets. Refer to Note 16, Fair Value Accounting, for detail of the assumptions used in the determination of the fair value of the long-lived assets tested for impairment. As a result, a non-cash impairment charge of $1,003 was recorded during the fourth quarter of 2016. For further information regarding management’s assessment of the Yanacocha closure plan, see Note 5.

NOTE 7     OTHER EXPENSE, NET

	Years Ended December 31,
	2018	2017	2016
Restructuring and other	$20	$14	$32
Acquisition cost adjustments	—	2	10
Other	9	16	16
	$29	$32	$58

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

NOTE 8     OTHER INCOME, NET

	Years Ended December 31,
	2018	2017	2016
Gain on asset and investment sales, net	$100	$23	$108
Interest	56	28	11
Change in fair value of marketable equity securities	(50)	—	—
Foreign currency exchange, net	42	(28)	(9)
Impairment of investments	(42)	—	—
Insurance proceeds	25	13	—
Loss on debt repayment	—	—	(55)
Other	24	18	14
	$155	$54	$69

Gain on asset and investment sales, net. In June 2018, the Company exchanged certain royalty interests carried at cost for cash consideration, an equity ownership in Maverix Metals Inc. ("Maverix") and warrants in Maverix, resulting in a pre-tax gain of  $100. For additional information regarding this transaction, see Note 18.

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

Impairment of investments. In December 2018, the Company recognized investment impairments of $33 and $9 for other-than-temporary declines in value of an equity method investment and a cost method investment, respectively.

Insurance proceeds. In September 2018, the Company recorded business interruption insurance proceeds of $25 associated with the East wall slips that occurred in the first half of 2018 at Kalgoorlie.

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

NEWMONT MINING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share, per ounce and per pound amounts)

NOTE 9     INCOME AND MINING TAXES

The Company’s Income and mining tax benefit (expense) consisted of:

	Years Ended December 31,
	2018	2017	2016
Current:
United States	$(18)	$(40)	$101
Foreign	(218)	(290)	(230)
	(236)	(330)	(129)
Deferred:
United States	(63)	(775)	(567)
Foreign	(87)	(22)	117
	(150)	(797)	(450)
	$(386)	$(1,127)	$(579)

The Company’s Income (loss) before income and mining tax and other items consisted of:

	Years Ended December 31,
	2018	2017	2016
United States	$(247)	$243	$65
Foreign	985	829	(285)
	$738	$1,072	$(220)

The Company’s Income and mining tax benefit (expense) differed from the amounts computed by applying the United States statutory corporate income tax rate for the following reasons:

	Years Ended December 31,
	2018		2017		2016
Income (loss) before income and mining tax and other items		$738		$1,072		$(220)

U.S. Federal statutory tax rate	21%	$(155)	35%	$(375)	35%	$77
Reconciling items:
Re-measurement due to the Tax Cuts and Jobs Act	(2)	14	29	(312)	—	—
Tax restructuring related to the Tax Cuts and Jobs Act	(4)	34	38	(394)	—	—
Percentage depletion	(7)	49	(8)	81	39	85
Change in valuation allowance on deferred tax assets	24	(175)	7	(80)	(225)	(497)
Rate differential for foreign earnings indefinitely reinvested	15	(111)	—	—	—	—
Mining and other taxes	9	(63)	4	(41)	(28)	(61)
Uncertain tax position reserve adjustment	(5)	34	—	(4)	3	7
U.S. tax effect of noncontrolling interest attributable to non-U.S. investees	(4)	26	—	(1)	(100)	(219)
Tax impact on sale of assets	—	—	—	—	16	36
Effect of foreign earnings, net of credits	2	(18)	—	(4)	—	—
Other	3	(21)	—	3	(3)	(7)
Income and mining tax expense	52%	$(386)	105%	$(1,127)	(263)%	$(579)

Factors that Significantly Impact Effective Tax Rate

The Tax Cuts and Jobs Act and SEC Staff Accounting Bulletin 118

During the fourth quarter, the Company completed the analysis for the impact of the Tax Cuts and Jobs Act (“the Act”), enacted on December 22, 2017, within the 12 month timeframe provided under SEC Staff Accounting Bulletin 118. The Company recognized a $45 reduction to the provisional expense, recorded in 2017, in the second quarter. The Company recorded a further and final reduction of $3 in the fourth quarter. The total $48 reduction to the 2017 provisional expense includes a tax benefit of $14 for the re-

NEWMONT MINING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share, per ounce and per pound amounts)

measurement of deferred tax assets and a tax benefit of $34 relating to the impacts of the tax restructuring the Company undertook in response to the Act.

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

During the fourth quarter, the Company concluded that it is no longer more likely than not that the Company will realize the benefits of its U.S. net deferred tax assets other than those representing AMT credits. Therefore, the Company has placed a full valuation allowance of $150 on its net U.S. deferred tax assets excluding AMT credits of $26 that are expected to be recovered.

In response to the Act, the Company underwent a restructuring of its foreign holdings and now designates its earnings from foreign operations as permanently reinvested. The Company operates in various jurisdictions around the world that have statutory tax rates that are significantly different than those of the U.S. These differences combine to move the overall effective tax rate higher than the U.S. statutory rate. A tax expense of $111 was recorded for 2018 as a result of this foreign rate differential.

Mining taxes in Nevada, Peru and Australia represent state and provincial taxes levied on mining operations and are classified as income taxes as such taxes are based on a percentage of mining profits.

The uncertain tax position reserve is analyzed on a quarterly basis with the changes impacting the tax expense or balance sheet. In the fourth quarter, a tax benefit of $34 was recognized mainly due to the settlement of a disputed tax position in Canada.

The Company consolidates certain subsidiaries of which it does not own 100% of the outstanding equity. However, for tax purposes, the Company is only responsible for the income taxes on the portion of the taxable earnings attributable to its ownership interest of each consolidated entity.

NEWMONT MINING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share, per ounce and per pound amounts)

Components of the Company's deferred income tax assets (liabilities) are as follows:

	At December 31,
	2018	2017
Deferred income tax assets:
Property, plant and mine development	$1,400	$1,350
Inventory	74	74
Reclamation and remediation	543	329
Net operating losses, capital losses and tax credits	1,078	1,276
Investment in partnerships and subsidiaries	121	86
Employee-related benefits	225	254
Derivative instruments and unrealized loss on investments	65	101
Other	186	263
	3,692	3,733
Valuation allowances	(2,994)	(2,815)
	$698	$918
Deferred income tax liabilities:
Property, plant and mine development	$(740)	$(841)
Inventory	(135)	(64)
Reclamation and remediation	—	(12)
Derivative instruments and unrealized gain on investments	(5)	—
Other	(29)	(47)
	(909)	(964)
Net deferred income tax assets (liabilities)	$(211)	$(46)

These amounts reflect the classification and presentation that is reported for each tax jurisdiction in which the Company operates.

Net deferred income tax assets and liabilities consist of:

	At December 31,
	2018	2017
Non-current deferred income tax assets	$401	$549
Non-current deferred income tax liabilities	(612)	(595)
	$(211)	$(46)

Valuation of Deferred Tax Assets

The Company assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to utilize the existing deferred tax assets. A significant piece of objective negative evidence evaluated was the recent pretax losses and/or expectations of future pretax losses. Such objective evidence limits the ability to consider other subjective evidence such as our projections for future growth. On the basis of this evaluation, a valuation allowance has been recorded in the U.S., Canada and Peru. However, the amount of the deferred tax asset considered realizable could be adjusted if estimates of future taxable income during the carryforward period are increased, if objective negative evidence in the form of cumulative losses is no longer present or if additional weight were given to subjective evidence such as our projections for growth.

During 2018, the Company recorded a valuation allowance against its net deferred tax assets in the U.S., excluding the $26 related to AMT credits, of $150. The total valuation allowance on the U.S. deferred tax assets is $1,112 at December 31, 2018, which includes deferred tax assets related to capital losses and foreign tax credits.

An additional valuation allowance of $20 on the deferred tax assets in Peru was recognized in 2018. The total valuation allowance on the deferred tax assets in Peru is $655 at December 31, 2018.

In prior periods, the Company determined that the realization of deferred tax assets related to certain carry forward amounts such as tax losses and tax pools in Canada and capital losses and capital assets in Australia, do not meet the more likely than not

NEWMONT MINING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share, per ounce and per pound amounts)

standard. Accordingly, these assets continue to be subject to a valuation allowance. At December 31, 2018, the valuation allowance related to these assets was $1,130.

The Company also carries valuation allowances on deferred tax assets in other foreign jurisdictions of $97.

The re-measurement of the Company’s deferred tax assets due to the Tax Cuts and Jobs Act also impacted related valuation allowances.

Refer to Note 2 for additional risk factors that could impact the Company’s ability to realize the deferred tax assets.

Tax Loss Carryforwards, Foreign Tax Credits, and AMT Credits

At December 31, 2018 and 2017, the Company had (i) $659 and $498 of net operating loss carry forwards, respectively; and (ii) $677 and $610 of tax credit carry forwards, respectively. At December 31, 2018 and 2017, $516 and $276, respectively, of net operating loss carry forwards are attributable to the U.S., Australia and France for which current tax law provides no expiration period. The remaining net operating loss carry forward in Canada will expire by 2037.

Tax credit carry forwards for 2018 and 2017 of $651 and $558, respectively, consist of foreign tax credits available in the United States; substantially all such credits not utilized will expire at the end of 2028. Other credit carry forwards at the end of 2018 and 2017 in the amounts of $26 and $52, respectively, represent alternative minimum tax credits attributable to the Company’s U.S. operations for which the current tax law provides no period of expiration and which will be refunded by the end of 2023.

Company’s Unrecognized Tax Benefits

At December 31, 2018, 2017 and 2016, the Company had $43, $68 and $68 of total gross unrecognized tax benefits, respectively. A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows:

	2018	2017	2016
Total amount of gross unrecognized tax benefits at beginning of year	$68	$68	$62
Additions for tax positions of prior years	1	(27)	48
Additions for tax positions of current year	2	30	—
Reductions due to settlements with taxing authorities	(28)	—	(23)
Reductions due to lapse of statute of limitations	—	(3)	(19)
Total amount of gross unrecognized tax benefits at end of year	$43	$68	$68

At December 31, 2018, 2017 and 2016, $11, $72 and $64, respectively, represent the amount of unrecognized tax benefits that, if recognized, would impact the Company’s effective income tax rate.

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

In December, 2018, the Company reached a settlement with the Canadian Revenue Authority relating to the pre-acquisition transaction of Fronteer Gold, Inc. and subsidiaries for which the Company previously carried an assessment of tax and interest of $55. As a result of the settlement, a tax benefit of $32 was recognized in the quarter.

The Ghana Revenue Authority (“GRA”) is in the process of closing out their audit for tax years 2012-2017. No formal income tax assessment has been received to date. Based upon preliminary discussions, differences currently exist on the interpretation of the tax rules relating to the timing of certain deductions and the application of the Company’s investment agreement relating to the

NEWMONT MINING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share, per ounce and per pound amounts)

computation of the Ghanaian project’s net cash flow. Ongoing discussions are anticipated and the Company will continue to vigorously defend its position through all processes available.

The Australian Taxation Office (“ATO”) is conducting a limited review of the Company’s prior year tax returns. The ATO is focused on reviewing an internal reorganization executed in 2011 when Newmont completed a restructure of the shareholding in the Company’s Australian subsidiaries. To date, the Company has responded to inquiries from the ATO and provided them with supporting documentation for the transaction and the Company’s associated tax positions. One aspect of the ATO review relates to an Australian capital gains tax that applies to sales or transfers of stock in certain types of entities. In the fourth quarter of 2017, the ATO notified the Company that it believes the 2011 reorganization is subject to capital gains tax of approximately $83 (including interest and penalties). The Company disputes this conclusion and intends to vigorously defend its position that the transaction is not subject to this tax. In the fourth quarter of 2017, the Company made a $25 payment to the ATO and lodged an Appeal with the Australian Federal Court to preserve its right to contest the ATO conclusions on this matter. The Company reflects this payment as a receivable as it believes that it will ultimately prevail in this dispute. The Company continues to monitor the status of the ATO’s review which it expects to continue into 2019.

The Company and/or subsidiaries file income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. Federal, state and local, and non-U.S. income tax examinations by tax authorities for years before 2012. As a result of (i) statute of limitations that will begin to expire within the next 12 months in various jurisdictions, and (ii) possible settlements of audit-related issues with taxing authorities in various jurisdictions, the Company believes that it is reasonably possible that the total amount of its unrecognized income tax liability will decrease between $5 and $10 in the next 12 months.

The Company’s practice is to recognize interest and/or penalties related to unrecognized tax benefits as part of its income and mining tax expense. At December 31, 2018 and 2017, the total amount of accrued income-tax-related interest and penalties included in the Consolidated Balance Sheets was $2 and $19, respectively. During 2018, 2017, and 2016 the Company released $17 and accrued $2 and $3 of interest and penalties, respectively, through the Consolidated Statements of Operations.

Other

No additional income taxes have been provided for any remaining undistributed foreign earnings not subject to the transition tax, or any additional outside basis difference inherent in these entities, as these amounts continue to be indefinitely reinvested in foreign operations.

NOTE 10   EQUITY INCOME (LOSS) OF AFFILIATES

	Years Ended December 31,
	2018	2017	2016
TMAC Resources Inc.	$(16)	$(6)	$(7)
Minera La Zanja S.R.L.	(10)	(5)	—
Euronimba Ltd.	(7)	(5)	(6)
	$(33)	$(16)	$(13)

TMAC Resources Inc.

At December 31, 2018, Newmont held a 28.64% interest in TMAC Resources Inc. (“TMAC”). Refer to Note 18 for additional information.

Minera La Zanja S.R.L.

At December 31, 2018, Newmont held a 46.94% interest in Minera La Zanja, S.R.L. (“La Zanja”), a gold mine near the city of Cajamarca, Peru. The remaining interest is held by Compañia de Minas Buenaventura, S.A.A. (“ Buenaventura”). The mine commenced operations in September 2011 and is operated by Buenaventura.

NEWMONT MINING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share, per ounce and per pound amounts)

Euronimba Ltd.

At December 31, 2018, Newmont held a 45% interest in Euronimba Ltd. (“Euronimba”), with the remaining interests held by BHP Billiton (45%) and Areva (10%). Euronimba owns 95% of the Nimba iron ore project located in the Republic of Guinea.

Maverix Metals Inc.

At December 31, 2018, Newmont held a 27.85% interest in Maverix. During the year ended December 31, 2018, there was nominal income. Refer to Note 8 and Note 18 for additional information.

NOTE 11     DISCONTINUED OPERATIONS

The details of our Net income (loss) from discontinued operations, net of tax are set forth below:

	Years Ended December 31,
	2018	2017	2016
Holt royalty obligation	$57	$(44)	$(50)
Batu Hijau contingent consideration and other	4	6	—
Batu Hijau operations	—	—	514
Loss on sale of Batu Hijau	—	—	(595)
Net income (loss) from discontinued operations	$61	$(38)	$(131)

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

At December 31, 2018 and 2017, the estimated fair value of the Holt royalty obligation was $161 and $243, respectively. Changes to the estimated fair value resulting from periodic revaluations are recorded to Net income (loss) from discontinued operations, net of tax. For the years ended 2018, 2017 and 2016, the Company recorded a gain (loss) of $57, $(44) and $(50), net of tax benefit (expense) of $(15), $24 and $19, respectively, related to the Holt royalty obligation. During 2018, 2017 and 2016, the Company paid $10, $12 and $11, respectively, related to the Holt royalty obligation.

The Batu Hijau Transaction

On November 2, 2016, Nusa Tenggara Partnership B.V. (owned 56.25% by the Company and 43.75% by Nusa Tenggara Mining Corporation, majority owned by Sumitomo Corporation) completed the sale and purchase agreement with PT Amman Mineral Internasional (“PTAMI”) to sell its 56% ownership interest in PTNNT, which operated the Batu Hijau copper and gold mine in Indonesia. In addition, NVL (USA) Limited (“NVL”), a wholly owned subsidiary of the Company, (i) sold a loan made to PT Pukuafu Indah (“PTPI”), secured by PTPI’s 17.8% interest in PTNNT, to PTAMI, and (ii) consented to PT Indonesia Masabaga Investama (“PTIMI”) selling its 2.2% interest in PTNNT to PTAMI with sale proceeds applied toward repayment of an NVL loan to PTIMI. Through these transactions, Newmont effectively sold its 48.5% economic interest in PTNNT to PTAMI and has no remaining interest.

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

The Metal Price Upside contingent payment of up to $133 is payable for any quarter in which the London Metal Exchange (“LME”) quarterly average copper price exceeds $3.75 per pound. It is calculated as 30% of the product of (i) the difference between the LME quarterly average copper price and $3.75 and (ii) 96.5% of the total pounds of copper contained in shipments of mineral products mined or produced from Batu Hijau that arrived in a buyers’ or customers’ designated port for delivery during the previous quarter. The Elang Development deferred payment totaling $118 is payable no later than the first anniversary of the first shipment of any form of saleable copper, gold or silver product produced from the Elang development area. The Contingent Payment of up to $152 is payable (i) as a payment of $76 if in any year after 2022 in which there is production from Phase 7 of the Batu Hijau mine and the LME annual average copper price is $2.75 or more per pound and (ii) if the full Contingent Payment amount has not already been paid, a payment of $76 in any year in which the LME annual average copper price in respect to such year is $3.25 or more per pound and after both the second anniversary of the first shipment of concentrate (or any other form of saleable copper, gold or silver product) produced from the Elang development area and December 31, 2023. The Contingent Payment and the Elang Development deferred payment deeds are derivatives under ASC 815 and were recorded at fair value of $26 and $23 as of December 31, 2018 and 2017, respectively. Changes to the estimated fair value resulting from periodic revaluations are recorded net of tax to Net income (loss) from discontinued operations. For the years ended December 31, 2018, 2017 and 2016, the Company recorded a gain (loss) of $2, $6 and $-, net, of tax benefit (expense) of $(1), $(4) and $-, respectively, related to the contingent consideration. For further information about the valuation of the Batu Hijau Contingent Consideration, see Note 16.

Newmont recognized a loss on sale of $595 in 2016, calculated using the gross cash proceeds of $920 and certain contingent payments deemed to be derivatives, less the carrying value of the PTNNT disposal group and selling costs.

Net income (loss) from discontinued operations, net of tax in the Consolidated Statements of Operations that relates to Batu Hijau consists of the following:

Year Ended
2016
Sales	$1,668

Costs and expenses:
Costs applicable to sales (1)	668
Depreciation and amortization	139
Reclamation and remediation	12
Advanced projects, research and development	2
General and administrative	10
Other expense (income), net	(1)
830
Interest expense, net	(15)
Income (loss) before income and mining tax and other items	823
Income and mining tax benefit (expense)	(309)
Net income (loss) from discontinued operations	514
Loss on sale of Batu Hijau, net of tax	(595)
(81)
Net loss (income) attributable to noncontrolling interests	(272)
Net income (loss) from discontinued operations attributable to Newmont stockholders	$(353)

(1)	Excludes Depreciation and amortization and Reclamation and remediation.

The Consolidated Statements of Comprehensive Income (Loss) were not impacted by discontinued operations as PTNNT did not have any Other comprehensive income (loss).

NEWMONT MINING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share, per ounce and per pound amounts)

Cash flows from Batu Hijau consisted of the following:

Year Ended
2016
Net cash provided by (used in) operating activities	$880
Net cash provided by (used in) investing activities	(46)
Net cash provided by (used in) financing activities	(331)
Net cash provided by (used in) Batu Hijau discontinued operations	$503

During the second quarter and third quarter of 2016, the Company paid $140 and $190, respectively, extinguishing the PTNNT revolving credit facility.

NOTE 12     NET INCOME (LOSS) ATTRIBUTABLE TO NONCONTROLLING INTERESTS FROM CONTINUING OPERATIONS

	Years Ended December 31,
	2018	2017	2016
Merian	$71	$69	$10
Yanacocha (1)	(32)	(63)	(595)
Other	—	(1)	(1)
	$39	$5	$(586)

(1)	Included in Yanacocha is $1 loss attributable to the Contingently redeemable noncontrolling interest for the year ended December 31, 2018.

Newmont has a 75.0% economic interest in Suriname Gold Project C.V. (“Merian”), with the remaining interests held by Staatsolie Maatschappij Suriname N.V. (“Staatsolie”), a company wholly owned by the Republic of Suriname. Newmont consolidates Merian, through its wholly-owned subsidiary, Newmont Suriname LLC., in its Consolidated Financial Statements as the primary beneficiary of Merian, which is a variable interest entity.

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

Under the terms of the transaction, Sumitomo has the option to require Yanacocha to repurchase the interest for $48 if the Yanacocha Sulfides project does not adequately progress by June 2022 or if the project is approved with an incremental rate of return below a contractually agreed upon rate. Consequently, Sumitomo’s interest has been classified outside of permanent equity as Contingently redeemable noncontrolling interest on the Consolidated Balance Sheets. Under the terms of the sales agreement, the cash paid by Sumitomo at closing has been placed in escrow for repayment in the event the option is exercised. The Company continues to consolidate Yanacocha in its Consolidated Financial Statements under the voting interest model.

NEWMONT MINING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share, per ounce and per pound amounts)

The following summarizes the assets and liabilities of Merian, (including noncontrolling interests):

	At December 31,
	2018	2017
Current assets:
Cash and cash equivalents	$40	$27
Trade receivables	38	—
Inventories	82	79
Stockpiles and ore on leach pads	35	21
Other current assets (1)	5	6
	200	133
Non-current assets:
Property, plant and mine development, net	766	769
Other non-current assets (2)	4	8
Total assets	$970	$910

Current liabilities:
Accounts payable	$23	$22
Other current liabilities (3)	27	28
	50	50
Non-current liabilities:
Reclamation and remediation liabilities	25	17
Other non-current liabilities (4)	1	1
Total liabilities	$76	$68

(1)	Other current assets include other accounts receivable, prepaid assets and other current assets.
(2)	Other non-current assets include intangibles, stockpiles and ore on leach pads.
(3)	Other current liabilities include employee-related benefits and other current liabilities.
(4)	Other non-current liabilities include employee related benefits.

Placeholder

NOTE 13    NEWMONT EQUITY AND NET INCOME (LOSS) PER COMMON SHARE

Newmont Common Stock

In September 2018, Newmont filed a shelf registration statement on Form S-3 under which it can issue an indeterminate number or amount of common stock, preferred stock, debt securities, guarantees of debt securities and warrants from time to time at indeterminate prices, subject to the limitations of the Delaware General Corporation Law, our certification of incorporation and our bylaws. It also includes the ability to resell an indeterminate amount of common stock, preferred stock and debt securities from time to time upon exercise of warrants or conversion of convertible securities.

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

	Years Ended December 31,
	2018	2017	2016
Net income (loss) attributable to Newmont stockholders:
Continuing operations	$280	$(76)	$(226)
Discontinued operations	61	(38)	(403)
	$341	$(114)	$(629)

Weighted average common shares (millions):
Basic	533	533	530
Effect of employee stock-based awards	2	2	2
Diluted	535	535	532

Net income (loss) per common share attributable to Newmont stockholders:
Basic:
Continuing operations	$0.53	$(0.14)	$(0.43)
Discontinued operations	0.11	(0.07)	(0.76)
	$0.64	$(0.21)	$(1.19)
Diluted:
Continuing operations	$0.53	$(0.14)	$(0.42)
Discontinued operations	0.11	(0.07)	(0.76)
	$0.64	$(0.21)	$(1.18)

The Company reported a loss from continuing operations attributable to Newmont stockholders for the years ended December 31, 2017 and 2016. Therefore, the potentially dilutive effects at December 31, 2017 and 2016 were not included in the computation of diluted loss per common share attributable to Newmont stockholders because their inclusion would have been anti-dilutive to the computation.

During the year ended December 31, 2018, the Company repurchased and retired approximately 2.7 million shares of its common stock for $98, of which approximately 0.7 million shares related to common stock that was held by participants in the Retirement Savings Plan of Newmont and Retirement Savings Plan for hourly-Rated Employees of Newmont. During the year ended December 31,2018, the Company withheld 1.0 million shares for payments of employee withholding taxes related to the vesting of stock awards.

In July 2007, Newmont issued $575 of Convertible Senior Notes due in 2017 that, if converted, may have had a dilutive effect on the Company’s weighted average number of common shares. The effect of contingently convertible instruments on diluted earnings per share was calculated under the net share settlement method in accordance with ASC guidance. The conversion price for the notes exceeded the Company’s share price for the years ended December 31, 2017 and 2016; therefore, no additional shares were included in the computation of diluted weighted average common shares. In July 2017, the 2017 Notes were retired.

NEWMONT MINING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share, per ounce and per pound amounts)

NOTE 14    EMPLOYEE-RELATED BENEFITS

	At December 31,
	2018	2017
Current:
Accrued payroll and withholding taxes	$263	$264
Peruvian workers’ participation and other bonuses	19	22
Employee pension benefits	5	7
Other post-retirement benefit plans	6	5
Accrued severance	2	1
Other employee-related payables	10	10
	$305	$309
Non-current:
Employee pension benefits	$149	$129
Accrued severance	163	162
Other post-retirement benefit plans	76	81
Other employee-related payables	13	14
	$401	$386

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

The following tables provide a reconciliation of changes in the plans’ benefit obligations and assets’ fair values for 2018 and 2017:

	Pension Benefits		Other Benefits
	2018	2017	2018	2017
Change in benefit obligation:
Benefit obligation at beginning of year	$1,121	$1,025	$86	$84
Service cost	31	29	1	1
Interest cost	41	44	3	4
Actuarial loss (gain)	(87)	73	(5)	2
Amendments	—	—	—	(2)
Settlement payments	—	(10)	—	—
Benefits paid	(43)	(40)	(3)	(3)
Projected benefit obligation at end of year	$1,063	$1,121	N/A	N/A
Accumulated benefit obligation	$1,038	$1,098	$82	$86
Change in fair value of assets:
Fair value of assets at beginning of year	$985	$833	$—	$—
Actual return on plan assets	(62)	130	—	—
Employer contributions	29	72	3	3
Settlement payments	—	(10)	—	—
Benefits paid	(43)	(40)	(3)	(3)
Fair value of assets at end of year	$909	$985	$—	$—
Unfunded status, net	$154	$136	$82	$86

The Company’s qualified pension plans are funded with cash contributions in compliance with Internal Revenue Service rules and regulations. The Company’s non-qualified and other benefit plans are currently not funded, but exist as general corporate obligations. The information contained in the above tables presents the combined funded status of qualified and non-qualified plans. The Company reviews its retirement benefit programs on a regular basis and will consider market conditions and the funded status of its qualified pension plans in determining whether additional contributions are appropriate in calendar year 2019.

NEWMONT MINING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share, per ounce and per pound amounts)

The following table provides the net pension and other benefits amounts recognized in the Consolidated Balance Sheets at December 31:

	Pension Benefits		Other Benefits
	2018	2017	2018	2017
Accrued employee benefit liability	$154	$136	$82	$86
Accumulated other comprehensive income (loss):
Net actuarial gain (loss)	(412)	(409)	19	14
Prior service credit	39	46	23	29
	(373)	(363)	42	43
Less: Income taxes	78	127	(9)	(15)
	$(295)	$(236)	$33	$28

The following table provides components of the net periodic pension and other benefits costs (credits) for the years ended December 31:

	Pension Benefit Costs (Credits)			Other Benefit Costs (Credits)
	2018	2017	2016	2018	2017	2016
Service cost	$31	$29	$28	$1	$1	$2
Interest cost	41	44	45	3	4	4
Expected return on plan assets	(68)	(63)	(58)	—	—	—
Amortization, net	32	30	25	(7)	(7)	(6)
Net periodic benefit cost (credit)	$36	$40	$40	$(3)	$(2)	$—
Settlements	—	5	6	—	—	—
Total benefit cost (credit)	$36	$45	$46	$(3)	$(2)	$—

The following table provides the components recognized in Other comprehensive income (loss) for the years ended December 31:

	Pension Benefits			Other Benefits
	2018	2017	2016	2018	2017	2016
Net loss (gain)	$42	$5	$61	$(6)	$—	$(11)
Amortization, net	(32)	(30)	(25)	7	7	6
Settlements	—	(5)	(6)	—	—	—
Total recognized in other comprehensive income (loss)	$10	$(30)	$30	$1	$7	$(5)
Total recognized in net periodic benefit cost and other comprehensive income (loss)	$46	$15	$76	$(2)	$5	$(5)

Actuarial losses in excess of 10 percent of the greater of the projected benefit obligation or market-related value of plan assets are amortized over the expected average remaining future service period of the current active participants. The expected recognition of amounts in Accumulated other comprehensive income (loss) is $30 and $(8) for net actuarial loss and prior service credit for pension benefits in 2019, respectively, and $(2) and $(6) for net actuarial gain and prior service credit for other benefits in 2019, respectively.

The significant assumptions used in measuring the Company’s benefit obligation were mortality assumptions and discount rate.

The mortality assumptions used to measure the pension and other post retirement obligation incorporate future mortality improvements from tables published by the Society of Actuaries. In October 2014, the Society of Actuaries released new RP-2014 mortality tables with MP-2014 generational projection scales. These mortality scales have been updated by the Society of Actuaries every year since 2014. The Company has utilized the respective years’ updated generational projection scales to measure the pension and other post retirement obligations as of December 31, 2018 and 2017.

Yield curves matching the Company’s benefit obligations were derived using a model based on high quality corporate bond data from Bloomberg. The model develops a discount rate by selecting a portfolio of high quality corporate bonds whose projected cash flows match the projected benefit payments of the plan. The resulting curves were used to identify a weighted average discount rate for the Company of 4.40% and 3.77% at December 31, 2018 and 2017, respectively, based on the timing of future benefit payments.

NEWMONT MINING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share, per ounce and per pound amounts)

The significant assumptions used in measuring the Company’s net periodic benefit cost were discount rate and expected return on plan assets:

	Pension Benefits			Other Benefits
	Years Ended December 31,			Years Ended December 31,
	2018	2017	2016	2018	2017	2016
Weighted average assumptions used in measuring the net periodic benefit cost:
Discount rate	3.77%	4.36%	4.80%	3.77%	4.36%	4.80%
Expected return on plan assets	7.25%	7.25%	7.25%	N/A	N/A	N/A

The expected long-term return on plan assets used for each period in the three years ended December 31, 2018 was determined based on an analysis of the asset returns over multiple time horizons for the Company’s actual plan and for other comparable U.S. corporations. At December 31, 2018, Newmont has estimated the expected long-term return on plan assets to be 6.75% which will be used in determining future net periodic benefit cost. The Company determines the long-term return on plan assets by considering the most recent capital market forecasts, the plans’ current asset allocation and the actual return on plan assets in comparison to the expected return on assets over the last 5 years. The average actual return on plan assets during the 30 years ended December 31, 2018 approximated 7.98%.

Newmont has two pension calculations for salaried U.S. employees. The first is a “Final Average Pay” pension calculation which pays a monthly amount to employees in retirement based, in part, on their highest five year eligible earnings and years of credited service. The second is the “Stable Value” calculation which provides a lump sum payment to employees upon retirement. The amount of the lump sum is the total of annual accruals based on the employee’s eligible earnings and years of service during that year. The benefits accrued under the Final Average Pay formula were frozen on June 30, 2014 for those eligible employees. Beginning July 1, 2014, all future accruals are based on the terms and features of the Stable Value calculation.

The pension plans employ an independent investment firm which invests the assets of the plans in certain approved funds that correspond to specific asset classes with associated target allocations. The goal of the pension fund investment program is to achieve prudent actuarial funding ratios while maintaining acceptable risk levels. The investment performance of the plans and that of the individual investment firms is measured against recognized market indices. The performance of the pension funds are monitored by an investment committee comprised of members of the Company’s management, which is advised by an independent investment consultant. With the exception of global capital market economic risks, the Company has identified no significant portfolio risks associated to asset classes. The following is a summary of the target asset allocations for 2018 and the actual asset allocation at December 31, 2018.

		Actual at
		December 31,
Asset Allocation	Target	2018
U.S. equity investments	11%	11%
International equity investments	12%	11%
World equity fund (U.S. and International equity investments)	20%	19%
High yield fixed income investments	4%	4%
Fixed income investments	45%	47%
Other	8%	8%

The following table sets forth the Company’s pension plan assets measured at fair value at December 31, 2018 and 2017:

	Fair Value at December 31,
	2018	2017
Plan Assets:
Cash and cash equivalents	$3	$3
Commingled funds	906	982
	$909	$985

Cash and cash equivalent instruments are valued based on quoted market prices in active markets, which are primarily invested in money market securities and U.S. Treasury securities.

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

The assumed health care trend rate used to measure the expected cost of benefits is 6.20% in 2019 and decreases gradually each year to 5.00% in 2023, which is used thereafter. A one percent change in the assumed health care cost trend rates would have the following effects:

	One-percentage-point	One-percentage-point
	Increase	Decrease
Effect on total of service and interest cost components of net periodic post-retirement health care benefit cost	$—	$—
Effect on the health care component of the accumulated post-retirement benefit obligation	$2	$(2)

Cash Flows

Benefit payments expected to be paid to pension plan participants are as follows: $58 in 2019, $62 in 2020, $67 in 2021, $70 in 2022, $73 in 2023, and $381 in total over the five years from 2024 through 2028. Benefit payments made to other benefit plan participants are expected to be as follows: $5 in 2019, $5 in 2020, $5 in 2021, $6 in 2022, $6 in 2023, and $29 in total over the five years from 2024 through 2028.

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

NOTE 15    STOCK-BASED COMPENSATION

The Company has stock incentive plans for directors, executives and eligible employees. Stock incentive awards include restricted stock units (“RSUs”), performance leveraged stock units (“PSUs”), and strategic stock units (“SSUs”). The SSU program was discontinued and no additional SSUs were granted after 2015. The Company issues new shares of common stock to satisfy exercises and vesting under all of its stock incentive awards. Prior to 2012, the Company also granted options to purchase shares of stock with exercise prices not less than fair market value of the underlying stock at the date of grant. At December 31, 2018, 8,932,698 shares were authorized for future stock incentive plan awards.

Employee Stock Options

Stock options granted under the Company’s stock incentive plans vest over periods of three years or more and are exercisable over a period of time not to exceed 10 years from the grant date. The value of each option award is estimated at the grant date using the Black-Scholes option pricing model. There were no options granted in 2018, 2017 or 2016. At December 31, 2018, there were 800,262 shares outstanding and exercisable, at a weighted average exercise price of $53.29, with a weighted average remaining contractual life of 2 years.

Other Stock-Based Compensation

The Company grants RSUs to executives and eligible employees. Awards are determined as a target percentage of base salary and, for eligible employees, are subject to a personal performance factor. RSUs vest over periods of three years or more, unless the employee becomes retirement eligible during the vesting period for all grants issued prior to February 2018. Starting with the February

NEWMONT MINING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share, per ounce and per pound amounts)

2018 grant, if the employee becomes retirement eligible at any point during the vesting period, the entire award is considered earned after the later of the one-year service period from the grant date or the retirement eligible date. Prior to vesting, holders of RSUs do not have the right to vote the underlying shares; however, executives accrue dividend equivalents on their RSUs, which are paid at the time the RSUs vest. The accrued dividend equivalents are not paid if shares are forfeited. The RSUs are subject to forfeiture risk and other restrictions. Upon vesting, the employee is entitled to receive one share of the Company’s common stock for each restricted stock unit.

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

A summary of the status and activity of non-vested RSUs and PSUs for the year ended December 31, 2018 is as follows:

	RSU		PSU
		Weighted		Weighted
		Average		Average
	Number of	Grant-Date	Number of	Grant-Date
	Shares	Fair Value	Shares	Fair Value
Non-vested at beginning of year	2,616,540	$30.39	2,594,570	$42.27
Granted	1,171,275	$38.84	1,531,842	$42.44
Vested	(1,460,828)	$30.23	(1,746,596)	$41.79
Forfeited	(160,289)	$34.68	(135,785)	$42.79
Non-vested at end of year	2,166,698	$34.75	2,244,031	$42.73

The total intrinsic value and fair value of RSUs that vested in 2018, 2017 and 2016 was $46, $43 and $27, respectively. The total intrinsic value and fair value of PSUs that vested in 2018, 2017 and 2016 was $68, $56 and $16, respectively. The total intrinsic value and fair value of SSUs that vested in 2018, 2017 and 2016 was $-, $6 and $7, respectively.

Cash flows resulting from excess tax benefits are classified as part of cash flows from operating activities. Excess tax benefits are realized tax benefits from tax deductions for vested RSUs, settled PSUs, and exercised options in excess of the deferred tax asset attributable to stock compensation costs for such equity awards. The Company recorded $3 and $5 in excess tax benefits for the years ended December 31, 2018 and 2017, respectively, and no excess tax benefits for the year ended December 31, 2016.

At December 31, 2018, there was $38 and $32 of unrecognized compensation costs related to the unvested RSU and PSUs, respectively. This cost is expected to be recognized over a weighted average period of approximately two years.

The Company recognized stock-based compensation as follows:

	Years Ended
	December 31,
	2018	2017	2016
Stock-based compensation:
Restricted stock units	$45	$34	$31
Performance leveraged stock units	31	35	34
Strategic stock units	—	1	5
	$76	$70	$70

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

The following tables set forth the Company’s assets and liabilities measured at fair value on a recurring basis (at least annually) by level within the fair value hierarchy. As required by U.S. GAAP, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Fair Value at December 31, 2018
	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$3,397	$3,397	$—	$—
Restricted cash	92	92	—	—
Trade receivable from provisional gold and copper concentrate sales, net	209	—	209	—
Marketable equity securities	127	114	13	—
Restricted marketable debt securities	51	21	30	—
Restricted other assets	6	6	—	—
Batu Hijau contingent consideration	26	—	—	26
	$3,908	$3,630	$252	$26
Liabilities:
Debt (1)	$4,229	$—	$4,229	$—
Diesel derivative contracts	5	—	5	—
Holt royalty obligation	161	—	—	161
	$4,395	$—	$4,234	$161

NEWMONT MINING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share, per ounce and per pound amounts)

	Fair Value at December 31, 2017
	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$3,259	$3,259	$—	$—
Restricted cash	39	39	—	—
Trade receivable from provisional gold and copper concentrate sales, net	111	—	111	—
Diesel derivative contracts	6	—	6	—
Marketable equity securities	165	165	—	—
Restricted marketable debt securities	55	17	38	—
Restricted other assets	9	9	—	—
Batu Hijau contingent consideration	23	—	—	23
	$3,667	$3,489	$155	$23
Liabilities:
Debt (1)	$4,671	$—	$4,671	$—
Foreign exchange forward derivative contracts	1	—	1	—
Holt royalty obligation	243	—	—	243
	$4,915	$—	$4,672	$243

(1)

Debt, exclusive of capital leases, is carried at amortized cost. The outstanding carrying value was $4,044 and $4,040 at December 31, 2018 and 2017, respectively. The fair value measurement of debt was based on an independent third party pricing source.

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

The Company’s net trade receivables from provisional copper and gold concentrate sales, which contain an embedded derivative and are subject to final pricing, are valued using quoted market prices in the futures market for the particular metal. As the contracts themselves are not traded on an exchange, these receivables are classified within Level 2 of the fair value hierarchy.

The Company’s derivative instruments consist of fixed forward contracts and zero-cost collar contracts. Valuation models require a variety of inputs, including contractual terms, market prices, forward curves, measures of volatility, and correlations of such inputs. The Company’s derivative contracts are valued based on readily available information, and as such, model inputs can be verified and do not involve significant management judgment. Such instruments are classified within Level 2 of the fair value hierarchy.

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

The following tables set forth a summary of the quantitative and qualitative information related to the unobservable inputs used in the calculation of the Company’s Level 3 financial assets and liabilities at December 31, 2018 and 2017:

	At December 31,			Range/Weighted
Description	2018	Valuation technique	Unobservable input	average
Batu Hijau contingent consideration	$26	Monte Carlo	Discount rate	16.60%
			Short-term copper price	$2.80
			Long-term copper price	$3.00
Holt royalty obligation	$161	Monte Carlo	Discount rate	4.11%
			Short-term gold price	$1,228
			Long-term gold price	$1,300
			Gold production scenarios (in 000's of ounces)	302 - 1,544

	At December 31,			Range/Weighted
Description	2017	Valuation technique	Unobservable input	average
Batu Hijau contingent consideration	$23	Monte Carlo	Discount rate	17.50%
			Short-term copper price	$3.09
			Long-term copper price	$3.00
Holt royalty obligation	$243	Monte Carlo	Discount rate	3.32%
			Short-term gold price	$1,275
			Long-term gold price	$1,300
			Gold production scenarios (in 000's of ounces)	402 - 1,779

The following tables set forth a summary of changes in the fair value of the Company’s Level 3 financial assets and liabilities:

	Asset
	Backed	Batu Hijau		Holt
	Commercial	Contingent	Total	Royalty	Total
	Paper (1)	Consideration (2)	Assets	Obligation (2)	Liabilities
Fair value at December 31, 2016	$18	$13	$31	$187	$187
Settlements	(18)	—	(18)	(12)	(12)
Revaluation	—	10	10	68	68
Fair value at December 31, 2017	$—	$23	$23	$243	$243
Settlements	—	—	—	(10)	(10)
Revaluation	—	3	3	(72)	(72)
Fair value at December 31, 2018	$—	$26	$26	$161	$161

(1)	The gain (loss) recognized is included in Other income, net.
(2)	The gain (loss) recognized is included in Net income (loss) from discontinued operations.

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

During the year ended December 31, 2016, the Company performed a non-recurring fair value measurement (i.e. Level 3 of the fair value hierarchy) in connection with recoverability and impairment tests performed as a result of the updated Yanacocha long-term mining and closure plans and related increases in estimated future closure costs. The estimated fair value of Yanacocha’s existing operations was determined using (i) a country specific discount rate of 7.1%, (ii) a short-term gold price of $1,221 based on the fourth quarter average of the London PM fix, (iii) a long-term gold price of $1,300, and (iv) updated cash flow information from the Company’s business plan. The Company utilized an income and market approach for exploration potential. For further information regarding management’s assessment of the Yanacocha long-term mining and closure plans and the associated impairment charge, see  Note 6.

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

The following diesel contracts were transacted for risk management purposes and qualify as cash flow hedges. The unrealized changes in market value of hedging instruments have been recorded in Accumulated other comprehensive income (loss) and are reclassified to income during the period in which the hedged transaction affects earnings, or when the hedged transaction becomes probable of not occurring.

The Company had the following diesel derivative contracts at December 31, 2018:

	Expected Maturity Date
	2019	2020	2021	Total/ Average
Diesel Fixed Forward Contracts:
North America
Diesel gallons (millions)	4	5	2	11
Average rate ($/gallon)	1.87	2.00	2.07	1.97

South America
Diesel gallons (millions)	—	2	—	2
Average rate ($/gallon)	2.07	1.89	2.05	1.93

Australia
Diesel barrels (thousands)	18	93	60	171
Average rate ($/barrel)	85.96	78.86	84.76	81.68

NEWMONT MINING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share, per ounce and per pound amounts)

The hedging instruments run through the third quarter of 2021 in South America and the fourth quarter of 2021 in both North America and Australia.

Derivative Instrument Fair Values

The Company had the following derivative instruments designated as cash flow hedges at December 31, 2018 and 2017:

Fair Values of Derivative Instruments
At December 31, 2018
	Other	Other	Other	Other
	Current	Non-current	Current	Non-current
	Assets	Assets	Liabilities	Liabilities
Diesel derivatives	$—	$—	$2	$3

	Fair Values of Derivative Instruments
	At December 31, 2017
	Other	Other	Other	Other
	Current	Non-current	Current	Non-current
	Assets	Assets	Liabilities	Liabilities
A$ operating fixed forwards	$—	$—	$1	$—
Diesel derivatives	6	—	—	—
	$6	$—	$1	$—

As of December 31, 2018 and 2017, all hedging instruments held by the Company were subject to enforceable master netting arrangements held with various financial institutions. In general, the terms of the Company’s agreements provide for offsetting of amounts payable or receivable between it and the counterparty, at the election of both parties, for transactions that occur on the same date and in the same currency. The Company’s agreements also provide that in the event of an early termination, the counterparties have the right to offset amounts owed or owing under that and any other agreement with the same counterparty. The Company’s accounting policy is to not offset these positions in its accompanying balance sheets. As of December 31, 2018 and 2017 the potential effect of netting derivative assets against liabilities due to the master netting agreement was not significant.

NEWMONT MINING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share, per ounce and per pound amounts)

The following table shows the effect of cash flow hedge accounting in the Company’s Consolidated Statements of Operations.

	(Gain) Loss Recognized from Cash Flow Hedges
	Years Ended December 31,
	2018	2017	2016
Total Costs applicable to sales	$4,093	$4,062	$3,738
Amount of (gain) loss reclassified from Accumulated other comprehensive income (loss) into income (loss) from foreign currency hedging instruments	$13	$25	$37
Amount of (gain) loss reclassified from Accumulated other comprehensive income (loss) into income (loss) from diesel hedging instruments	$(7)	$2	$22
Total Interest expense, net of capitalized interest	$207	$241	$273
Amount of (gain) loss reclassified from Accumulated other comprehensive income (loss) into income (loss) from discontinued interest rate hedging instruments	$10	$10	$33

The following table shows the location and amount of gains (losses) reported in the Company’s Consolidated Financial Statements related to the Company’s hedges.

	Foreign Currency			Diesel Fixed			Interest
	Exchange Contracts			Forward Contracts			Rate Contracts
	2018	2017	2016	2018	2017	2016	2018	2017	2016
For the year ended December 31,
Cash flow hedging relationships:
(Gain) loss recognized in Other comprehensive income (loss)	$—	$(5)	$(3)	$3	$(3)	$(9)	$—	$—	$—
(Gain) loss reclassified from Accumulated other comprehensive income (loss) into income (loss)	$13	$25	$37	$(7)	$2	$22	$10	$10	$33
Gain (loss) reclassified from Accumulated other comprehensive income (loss) into income (loss) (ineffective portion)	$—	$—	$—	$—	$—	$(1)	$—	$—	$—

Over the next 12 months, the Company expects to reclassify from Accumulated other comprehensive income (loss) to income a loss of approximately $11, net of tax, related to unrealized hedge losses.

Batu Hijau Contingent Consideration

Consideration received by the Company in conjunction with the sale of PTNNT included the Contingent Payment and the Elang Development deferred payment deeds, and are classified as derivatives under ASC 815. See Note 11 for additional information regarding the sale and refer to Note 16 for more information regarding the inputs of the fair value determination. During the years ended December 31, 2018 and 2017, the estimated fair value of these derivatives increased by $3 and $10, to $26 and $23, respectively. This change, net of tax expense of $1 and $4, respectively, was included in Net income (loss) from discontinued operations in the Company’s Consolidated Statements of Comprehensive Income (Loss) and is recorded in Other non-current assets in the Company's Consolidated Balance Sheets.

Provisional Gold and Copper Sales

The Company’s provisional gold and copper concentrate sales contain an embedded derivative that is required to be separated from the host contract for accounting purposes. The host contract is the receivable from the sale of the gold and copper concentrates at the time of sale. The embedded derivative, which does not qualify for hedge accounting, is marked to market through earnings each period prior to final settlement.

The impact to Sales from revenue recognized due to changes in the final pricing is a (decrease) increase of $(9), $24, and $18 for the years ended December 31, 2018, 2017, and 2016, respectively.

At December 31, 2018, Newmont had gold and copper sales of 143,000 ounces and 20 million pounds priced at an average of $1,286 per ounce and $2.71 per pound, respectively, subject to final pricing over the next several months.

NEWMONT MINING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share, per ounce and per pound amounts)

NOTE 18    INVESTMENTS

At December 31, 2018
Fair Value/
Equity Basis (1)
Current:
Marketable equity securities	$48

Non-current:
Marketable equity securities:
Continental Gold Inc.	$62
Warrants	13
Other marketable equity securities	4
79

Equity method investments:
TMAC Resources Inc. (28.64%)	109
Maverix Metals Inc. (27.85%)	76
Minera La Zanja S.R.L. (46.94%)	7
192
$271

Non-current restricted investments: (2)
Marketable debt securities (3)	$51
Other assets	6
$57

	At December 31, 2017
	Cost/Equity	Unrealized		Fair Value/
	Basis	Gain	Loss	Equity Basis (1)
Current:
Marketable equity securities	$38	$32	$(8)	$62

Non-current:
Marketable equity securities:
Continental Gold Inc.	$109	$—	$(8)	$101
Warrants	7	—	—	7
Other marketable equity securities	4	—	(2)	2
	120	—	(10)	110

Other investments	5	—	—	5

Equity method investments:
TMAC Resources Inc. (28.79%)	115	—	—	115
Minera La Zanja S.R.L. (46.94%)	50	—	—	50
	165	—	—	165
	$290	$—	$(10)	$280

Non-current restricted investments: (2)
Marketable debt securities	$58	$—	$(3)	$55
Other assets	8	1	—	9
	$66	$1	$(3)	$64

(1)

Subsequent to the adoption of ASU No. 2016-01 on January 1, 2018, unrealized gains and losses related to marketable equity securities are recorded in  Other income, net. Previously, gains and losses related to unrealized marketable equity securities were recorded in Other comprehensive income (loss).

(2)

Non-current restricted investments are legally pledged for purposes of settling reclamation and remediation obligations. These amounts are included in Other non-current assets. For further information regarding these amounts see Note 5.

NEWMONT MINING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share, per ounce and per pound amounts)

(3)	There were nominal unrealized gains or losses recorded in Accumulated other comprehensive income (loss) as of December 31, 2018, related to marketable debt securities.

In September 2018, Newmont participated in the TMAC offering acquiring approximately 6 million shares at a price of C$4.25 per share for $19, maintaining its approximate 28.6% ownership interest, which is diluted from 2017 due primarily to the exercise of warrants held by other shareholders. In November 2017, Newmont acquired 2 million shares at a price of C$7.00 per share for $12, maintaining its 28.79% ownership interest, which is diluted from 2016 due primarily to the exercise of warrants held by other shareholders. At December 31, 2016, Newmont’s ownership was diluted to 29.00% due primarily to the exercise of warrants held by other shareholders.

In June 2018, Newmont sold $11 of restricted marketable debt securities as a result of remediation work completed at the Midnite Mine.

In June 2018, Newmont exchanged certain royalty interests for cash consideration of $17, received in July 2018, and non-cash consideration comprised of 60 million common shares in Maverix and 10 million common share warrants in Maverix, with fair values upon closing of $78 and $5, respectively. Following the transaction, Newmont held a 27.98% equity ownership in Maverix. The Company determined the Maverix investment qualified as an equity method investment.

In August 2017, Newmont sold approximately two-thirds of its interest in Novo Resources Corp. (“Novo”) for $15, resulting in a pre-tax gain of $5 recorded in Other income, net. Newmont continues to hold approximately 6 million common shares of Novo. The cost of the investment sold was determined using the specific identification method.

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

See Note 8 for discussion of investment impairments recognized during 2018. In 2017 and 2016, there were no investment impairments for other-than-temporary declines in value or significant changes in fair value on previously impaired available-for-sale securities.

NOTE 19    INVENTORIES

	At December 31,
	2018	2017
Materials and supplies	$439	$416
In-process	104	131
Concentrate and copper cathode	61	83
Precious metals	26	49
	$630	$679

In 2018, the Company recorded write-downs of $14 and $2, classified as components of Costs applicable to sales and Depreciation and amortization, respectively. Of the write-downs in 2018, $2 is related to Carlin, $5 to Phoenix, $2 to Twin Creeks, $5 to CC&V and $2 to Yanacocha.

NEWMONT MINING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share, per ounce and per pound amounts)

In 2017, the Company recorded write-downs of $14 and $2, classified as components of Costs applicable to sales and Depreciation and amortization, respectively. Of the write-downs in 2017, $4 were related to Carlin, $4 to Phoenix, $4 to CC&V and $4 to Yanacocha.

In 2016, the Company recorded write-downs of $15 and $3, classified as components of Costs applicable to sales and Depreciation and amortization, respectively. Of the write-downs in 2016, $2 were related to Carlin, $12 to Phoenix, $1 to Twin Creeks and $3 to Yanacocha.

NOTE 20    STOCKPILES AND ORE ON LEACH PADS

	At December 31,
	2018	2017
Current:
Stockpiles	$395	$330
Ore on leach pads	302	346
	$697	$676
Non-current:
Stockpiles	$1,429	$1,502
Ore on leach pads	437	346
	$1,866	$1,848
Total:
Stockpiles	$1,824	$1,832
Ore on leach pads	739	692
	$2,563	$2,524

	Stockpiles		Leach pads
	At December 31,		At December 31,
	2018	2017	2018	2017
Stockpiles and ore on leach pads:
Carlin	$263	$236	$186	$205
Phoenix	32	35	32	33
Twin Creeks	320	333	25	7
Long Canyon	—	—	45	34
CC&V	23	57	278	257
Yanacocha	71	114	173	156
Merian	35	25	—	—
Boddington	458	431	—	—
Tanami	2	4	—	—
Kalgoorlie	121	125	—	—
Ahafo	417	409	—	—
Akyem	82	63	—	—
	$1,824	$1,832	$739	$692

In 2018, the Company recorded write-downs of $257 and $97, classified as components of Costs applicable to sales and Depreciation and amortization, respectively, to reduce the carrying value of stockpiles and ore on leach pads to net realizable value. Of the write-downs in 2018, $152 were related to Carlin, $42 to Twin Creeks, $7 to CC&V, $51 to Yanacocha, $46 to Ahafo and $56 to Akyem.

In 2017, the Company recorded write-downs of $198 and $77, classified as components of Costs applicable to sales and Depreciation and amortization, respectively, to reduce the carrying value of stockpiles and ore on leach pads to net realizable value. Of the write-downs in 2017, $83 were related to Carlin, $46 to Twin Creeks, $70 to Yanacocha, $31 to Ahafo and $45 to Akyem.

In 2016, the Company recorded write-downs of $283 and $131, classified as components of Costs applicable to sales and Depreciation and amortization,  respectively, to reduce the carrying value of stockpiles and ore on leach pads to net realizable value. Of the write-downs in 2016, $105 were related to Carlin, $22 to Twin Creeks, $187 to Yanacocha and $100 to Ahafo.

NEWMONT MINING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share, per ounce and per pound amounts)

NOTE 21    PROPERTY, PLANT AND MINE DEVELOPMENT

	Depreciable			At December 31, 2018			At December 31, 2017
	Life				Accumulated	Net Book		Accumulated	Net Book
	(in years)			Cost	Depreciation	Value	Cost	Depreciation	Value
Land				$222	$—	$222	$222	$—	$222
Facilities and equipment	1	-	27	16,300	(10,343)	5,957	15,979	(9,760)	6,219
Mine development	1	-	18	5,598	(3,314)	2,284	5,260	(3,026)	2,234
Mineral interests	1	-	22	1,876	(667)	1,209	1,975	(624)	1,351
Asset retirement cost	1	-	22	1,143	(787)	356	1,069	(729)	340
Construction-in-progress				2,230	—	2,230	1,972	—	1,972
				$27,369	$(15,111)	$12,258	$26,477	$(14,139)	$12,338
Leased assets included above in facilities and equipment	8	-	20	$27	$(17)	$10	$27	$(15)	$12

	Depreciable			At December 31, 2018			At December 31, 2017
	Life				Accumulated	Net Book		Accumulated	Net Book
Mineral Interests	(in years)			Cost	Depreciation	Value	Cost	Depreciation	Value
Production stage	1	-	22	$872	$(667)	$205	$865	$(624)	$241
Development stage		(1)		59	—	59	39	—	39
Exploration stage		(1)		945	—	945	1,071	—	1,071
				$1,876	$(667)	$1,209	$1,975	$(624)	$1,351

(1)	These amounts are currently non-depreciable as these mineral interests have not reached production stage.

Construction-in-progress at December 31, 2018 of $2,230 included $100 at North America related to construction at Carlin, Twin Creeks and other infrastructure at Nevada, $1,373 at South America primarily related to engineering and construction at Conga and infrastructure at Yanacocha and Suriname, $324 at Australia related to infrastructure at Tanami, Boddington, Kalgoorlie and the Tanami Power project and $426 at Africa related to the Ahafo Mill expansion, Ahafo North project and other infrastructure at Akyem. There have been no costs capitalized during 2018 for the Conga project in South America, reported in Other South America.

Construction-in-progress at December 31, 2017 of $1,972 included $121 at North America related to construction at Carlin, CC&V, Long Canyon and other infrastructure at Nevada, $1,389 at South America primarily related to engineering and construction at Conga and Suriname and infrastructure at Yanacocha, $139 at Australia related to infrastructure at Tanami, Boddington, and Kalgoorlie and the Tanami Power project and $316 at Africa related to the Subika underground project and Ahafo Mill expansion and other infrastructure at Akyem. There have been no costs capitalized during 2017 for the Conga project in South America, reported in Other South America.

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

The Company accounted for the purchase of Galore Creek as an asset acquisition, as the identifiable assets are primarily concentrated in a single mineral interest. The value of the consideration paid and payable of $189 was allocated to the acquired assets and assumed liabilities based on their estimated fair values on the acquisition date. At the acquisition date, the Company recorded mineral interests of $192, other noncurrent assets of $2, other current liabilities of $2 and noncurrent reclamation and remediation liabilities of $3 within the North America segment. Upon becoming probable of payment, the contingent payment of $75 will be accrued and allocated to the mineral interest. Refer to Note 29 for further details regarding the contingent payment. The Company includes its pro rata share of operations for Galore Creek in the Consolidated Financial Statements.

During 2018, the Company recorded impairments of certain exploration properties and other long-lived assets. See Note 6 for further information.

NEWMONT MINING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share, per ounce and per pound amounts)

NOTE 22    DEBT

	At December 31, 2018		At December 31, 2017
	Current	Non-Current	Current	Non-Current
2019 Senior Notes, net	626	—	—	625
2022 Senior Notes, net	—	987	—	985
2035 Senior Notes, net	—	594	—	594
2039 Senior Notes, net	—	859	—	859
2042 Senior Notes, net	—	984	—	984
Debt issuance costs on Corporate Revolving Credit Facilities	—	(6)	—	(7)
	$626	$3,418	$—	$4,040

All outstanding Senior Notes are unsecured and rank equally with one another.

Scheduled minimum debt repayments are $626 in 2019, $- in 2020, $- in 2021, $992 in 2022, $- in 2023 and $2,474 thereafter.

Corporate Revolving Credit Facilities

In May 2011, the Company entered into a $2,500 revolving credit facility, which was increased to $3,000 in May 2012. The facility is with a syndicate of financial institutions, provides for borrowings in U.S. dollars and contains a letter of credit-sub facility. Facility fees vary based on the credit ratings of the Company’s senior, uncollateralized, non-current debt. Borrowings under the facility bear interest at a market based rate plus a margin determined by the Company’s credit rating. During 2017, the credit facility was extended to May 25, 2022. Fees and other debt issuance costs related to the extension of the facility were recorded as a reduction to the carrying value of debt and amortized over the term of the facility. At December 31, 2018, the Company had no borrowings outstanding under the facility. There was $86 and $80 outstanding on the sub-facility letters of credit at December 31, 2018 and 2017, respectively.

In September 2013, the Company entered into a Letter of Credit Facility Agreement (“LC Agreement”) with BNP Paribas, New York Branch. The LC Agreement established a $175 letter of credit facility for a three year period to support reclamation obligations. In 2017, the agreement was extended to September 30, 2020. The LC Agreement had a balance of $172 at December 31, 2018 and 2017.

2017 Convertible Senior Notes

In July 2017, the Company repaid the $575 outstanding aggregate principal amount of the 2017 Convertible Senior Notes at maturity.

For the years ended December 31, 2018, 2017, and 2016, the Company recorded $-, $5, and $9 of interest expense for the contractual interest coupon and $-, $14, and $24 of amortization of the debt discount, respectively, related to the Convertible Senior Notes.

2019 and 2039 Senior Notes

In September 2009, the Company completed a two part public offering of $900 and  $1,100 uncollateralized Senior Notes maturing on October 1, 2019 and October 1, 2039, respectively. Net proceeds from the 2019 and 2039 Senior Notes were $895 and $1,080, respectively. The 2019 Senior Notes pay interest semi-annually at a rate of 5.125% per annum and the 2039 Senior Notes pay semi-annual interest of 6.25% per annum.

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

NEWMONT MINING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share, per ounce and per pound amounts)

Using prevailing interest rates on similar instruments, the estimated fair value of the 2019 and 2039 Senior Notes was $641 and $972, respectively, at December 31, 2018 and $662 and $1,132, respectively, at December 31, 2017. The foregoing fair value estimates were based on an independent third party pricing source and may or may not reflect the actual trading value of this debt.

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

Using prevailing interest rates on similar instruments, the estimated fair value of the 2022 and 2042 Senior Notes was $992 and $969, respectively, at December 31, 2018 and $1,021 and $1,117, respectively, at December 31, 2017. The foregoing fair value estimates were based on an independent third party pricing source and may or may not reflect the actual trading value of this debt.

2035 Senior Notes

In March 2005, Newmont issued uncollateralized Senior Notes with a principal amount of $600 due April 2035 bearing an annual interest rate of 5.88%. Interest on the notes is paid semi-annually in April and October. Using prevailing interest rates on similar instruments, the estimated fair value of these Senior Notes was $655 and $739 at December 31, 2018 and 2017, respectively. The foregoing fair value estimate was based on an independent third party pricing source and may or may not reflect the actual trading value of this debt.

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

At December 31, 2018 and 2017, the Company and its related entities were in compliance with all debt covenants and provisions related to potential defaults.

NOTE 23   LEASE AND OTHER FINANCING OBLIGATIONS

Capital Leases and Other Financing Obligations

Scheduled minimum capital lease and other financing obligations repayments are $27 in 2019, $26 in 2020, $27 in 2021, $27 in 2022, $27 in 2023 and $131 thereafter.

In December 2017, the Company began the early phases of the Tanami Power project which includes the construction of a gas pipeline to the Tanami site, and construction and operation of two on-site power stations under agreements that qualify for build-to-suit lease accounting. As of December 31, 2018 and 2017, the financing obligations under the build-to-suit arrangements were $210 and $14, respectively, of which $24 was classified as current as of December 31, 2018.

NEWMONT MINING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share, per ounce and per pound amounts)

Operating Leases

The Company leases certain assets, such as equipment and facilities, under operating leases expiring at various dates through 2058. Future minimum annual lease payments are $13 in 2019, $11 in 2020, $10 in 2021, $9 in 2022, $7 in 2023 and $60 thereafter, totaling $110. Rent expense for 2018, 2017 and 2016 was $51, $43 and $43, respectively.

NOTE 24    OTHER LIABILITIES

	At December 31,	At December 31,
	2018	2017
Other current liabilities:
Accrued operating costs	$129	$124
Reclamation and remediation liabilities	114	103
Royalties	63	63
Accrued capital expenditures	61	77
Accrued interest	52	52
Holt royalty obligation	12	15
Taxes other than income and mining	8	7
Other	16	21
	$455	$462

Other non-current liabilities:
Holt royalty obligation	$149	$228
Galore Creek deferred payments	89	—
Power supply agreements	28	32
Social development obligations	18	22
Income and mining taxes	17	47
Other	13	13
	$314	$342

NOTE 25    RECLASSIFICATIONS OUT OF ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

			Pension and	Unrealized Gain
	Unrealized Gain	Foreign	Other	(Loss) on
	(Loss) on	Currency	Post-retirement	Cash flow
	Marketable	Translation	Benefit	Hedge
	Securities, net	Adjustments	Adjustments	Instruments	Total
Balance at December 31, 2016	$(101)	$118	$(223)	$(128)	$(334)
Change in other comprehensive income (loss) before reclassifications	(10)	12	(3)	5	4
Reclassifications from accumulated other comprehensive income (loss)	(5)	—	18	25	38
Net current-period other comprehensive income (loss)	(15)	12	15	30	42
Balance at December 31, 2017	$(116)	$130	$(208)	$(98)	$(292)
Cumulative effect adjustment of adopting ASU No. 2016-01	115	—	—	—	115
Cumulative effect adjustment of adopting ASU No. 2018-02	—	—	(45)	(51)	(96)
Net current-period other comprehensive income (loss):
Change in other comprehensive income (loss) before reclassifications	1	(12)	(29)	(3)	(43)
Reclassifications from accumulated other comprehensive income (loss)	—	—	20	12	32
Other comprehensive income (loss)	1	(12)	(9)	9	(11)
Balance at December 31, 2018	$—	$118	$(262)	$(140)	$(284)

NEWMONT MINING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share, per ounce and per pound amounts)

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)			Affected Line Item in the Consolidated Statements of Operations
	Years Ended December 31,
	2018	2017	2016
Marketable securities adjustments:
Sale of marketable securities	$—	$(5)	$(103)	Other income, net
Total before tax	—	(5)	(103)
Tax	—	—	—
Net of tax	$—	$(5)	$(103)

Pension and other post-retirement benefit adjustments:
Amortization	$25	$23	$19	Other income, net (1)
Settlements	—	5	6	Other income, net (2)
Total before tax	25	28	25
Tax	(5)	(10)	(9)
Net of tax	$20	$18	$16

Hedge instruments adjustments:
Operating cash flow hedges	$6	$27	$59	Costs applicable to sales
Operating cash flow hedges (ineffective portion)	—	—	(1)	Other income, net
Interest rate contracts	10	10	33	Interest expense, net
Total before tax	16	37	91
Tax	(4)	(12)	(30)
Net of tax	$12	$25	$61
Total reclassifications for the period, net of tax	$32	$38	$(26)

(1)

In 2018, this accumulated other comprehensive income (loss) component was included in Other income, net as a result of adopting ASU No. 2017-07. Refer to Note 2 for information about the adoption. In 2017 and 2016, this accumulated other comprehensive income (loss) component was included in General and administrative and costs that benefit the inventory/production process. Refer to Note 2 for information on costs that benefit the inventory/production process.

(2)

In 2018, this accumulated other comprehensive income (loss) component was included in Other income, net as a result of adopting ASU No. 2017-07. Refer to Note 2 for information about the adoption. In 2017 and 2016, this accumulated other comprehensive income (loss) component was included in Other expense, net.

Placeholder

NOTE 26    NET CHANGE IN OPERATING ASSETS AND LIABILITIES

Net cash provided by (used in) operating activities of continuing operations attributable to the net change in operating assets and liabilities is composed of the following:

	Years Ended December 31,
	2018	2017	2016
Decrease (increase) in operating assets:
Trade and other accounts receivables	$(109)	$35	$(99)
Inventories, stockpiles and ore on leach pads	(250)	(204)	(329)
Other assets	(49)	(52)	(83)
Increase (decrease) in operating liabilities:
Accounts payable and other accrued liabilities	(73)	10	13
Reclamation and remediation liabilities	(72)	(78)	(54)
Payment of accreted interest from debt discount (1)	—	(196)	—
Accrued tax liabilities	(190)	93	59
	$(743)	$(392)	$(493)

(1)

In July 2017, the Company repaid the $575 outstanding aggregate principal amount of the 2017 Convertible Senior Notes at maturity. This debt repayment included accreted interest of $196 from the debt discount at origination that is classified as a cash outflow from operating activities.

Placeholder

NEWMONT MINING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share, per ounce and per pound amounts)

NOTE 27    SUPPLEMENTAL CASH FLOW INFORMATION

	Years Ended December 31,
	2018	2017	2016
Income and mining taxes paid, net of refunds	$429	$214	$85
Interest paid, net of amounts capitalized	$188	$435	$276

Non-cash Investing Activities

During 2018 and 2017, the Company recorded a non-cash increase to construction-in-progress included as part of Property, plant and mine development, net and a corresponding increase to financing obligations included in Lease and other financing obligations of $196 and $14, respectively under build-to-suit arrangements related to the Tanami Power project.

During 2016 the Company entered into an agreement at Boddington waiving certain mining requirements which resulted in a non-cash increase to Other non-current assets of $22.

Non-cash Financing Activities

Cash calls requested from noncontrolling interests of $99, $97 and $81 for the years ended December 31, 2018, 2017 and 2016, respectively, represent cash calls requested from Staatsolie, of which $100, $94 and $66 had been paid as of December 31, 2018, 2017 and 2016, respectively. Differences are due to timing of receipts.

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

NEWMONT MINING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share, per ounce and per pound amounts)

	Year Ended December 31, 2018
	(Issuer)	(Guarantor)	(Non-Guarantor)		Newmont
	Newmont				Mining
	Mining	Newmont	Other		Corporation
Condensed Consolidating Statement of Operation	Corporation	USA	Subsidiaries	Eliminations	Consolidated
Sales	$—	$1,896	$5,357	$—	$7,253
Costs and expenses:
Costs applicable to sales (1)	—	1,206	2,887	—	4,093
Depreciation and amortization	4	349	862	—	1,215
Reclamation and remediation	—	32	131	—	163
Exploration	—	55	142	—	197
Advanced projects, research and development	—	34	119	—	153
General and administrative	—	82	162	—	244
Impairment of long-lived assets	—	336	33	—	369
Other expense, net	—	4	25	—	29
	4	2,098	4,361	—	6,463
Other income (expense):
Other income, net	(56)	40	171	—	155
Interest income - intercompany	83	51	43	(177)	—
Interest expense - intercompany	(6)	—	(171)	177	—
Interest expense, net	(190)	(7)	(10)	—	(207)
	(169)	84	33	—	(52)
Income (loss) before income and mining tax and other items	(173)	(118)	1,029	—	738
Income and mining tax benefit (expense)	14	(15)	(385)	—	(386)
Equity income (loss) of affiliates	500	(228)	(33)	(272)	(33)
Net income (loss) from continuing operations	341	(361)	611	(272)	319
Net income (loss) from discontinued operations	—	—	61	—	61
Net income (loss)	341	(361)	672	(272)	380
Net loss (income) attributable to noncontrolling interests	—	—	(39)	—	(39)
Net income (loss) attributable to Newmont stockholders	$341	$(361)	$633	$(272)	$341
Comprehensive income (loss)	$330	$(440)	$779	$(300)	$369
Comprehensive loss (income) attributable to noncontrolling interests	—	—	(39)	—	(39)
Comprehensive income (loss) attributable to Newmont stockholders	$330	$(440)	$740	$(300)	$330

(1)	Excludes Depreciation and amortization and Reclamation and remediation.

NEWMONT MINING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share, per ounce and per pound amounts)

	Year Ended December 31, 2017
	(Issuer)	(Guarantor)	(Non-Guarantor)		Newmont
	Newmont				Mining
	Mining	Newmont	Other		Corporation
Condensed Consolidating Statement of Operation	Corporation	USA	Subsidiaries	Eliminations	Consolidated
Sales	$—	$1,955	$5,424	$—	$7,379
Costs and expenses:
Costs applicable to sales (1)	—	1,209	2,853	—	4,062
Depreciation and amortization	4	355	902	—	1,261
Reclamation and remediation	—	63	129	—	192
Exploration	—	43	136	—	179
Advanced projects, research and development	—	21	122	—	143
General and administrative	—	80	157	—	237
Impairment of long-lived assets	—	—	14	—	14
Other expense, net	—	12	20	—	32
	4	1,783	4,333	—	6,120
Other income (expense):
Other income, net	41	6	7	—	54
Interest income - intercompany	149	43	41	(233)	—
Interest expense - intercompany	(39)	(4)	(190)	233	—
Interest expense, net	(222)	(7)	(12)	—	(241)
	(71)	38	(154)	—	(187)
Income (loss) before income and mining tax and other items	(75)	210	937	—	1,072
Income and mining tax benefit (expense)	(34)	(23)	(1,070)	—	(1,127)
Equity income (loss) of affiliates	(5)	(108)	(16)	113	(16)
Net income (loss) from continuing operations	(114)	79	(149)	113	(71)
Net income (loss) from discontinued operations	—	—	(38)	—	(38)
Net income (loss)	(114)	79	(187)	113	(109)
Net loss (income) attributable to noncontrolling interests	—	—	(5)	—	(5)
Net income (loss) attributable to Newmont stockholders	$(114)	$79	$(192)	$113	$(114)
Comprehensive income (loss)	$(72)	$90	$(198)	$113	$(67)
Comprehensive loss (income) attributable to noncontrolling interests	—	—	(5)	—	(5)
Comprehensive income (loss) attributable to Newmont stockholders	$(72)	$90	$(203)	$113	$(72)

(1)	Excludes Depreciation and amortization and Reclamation and remediation.

NEWMONT MINING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share, per ounce and per pound amounts)

	Year Ended December 31, 2016
	(Issuer)	(Guarantor)	(Non-Guarantor)		Newmont
	Newmont				Mining
	Mining	Newmont	Other		Corporation
Condensed Consolidating Statement of Operation	Corporation	USA	Subsidiaries	Eliminations	Consolidated
Sales	$—	$1,951	$4,729	$—	$6,680
Costs and expenses:
Costs applicable to sales (1)	—	1,198	2,540	—	3,738
Depreciation and amortization	4	333	876	—	1,213
Reclamation and remediation	—	14	155	—	169
Exploration	—	35	113	—	148
Advanced projects, research and development	—	11	123	—	134
General and administrative	—	90	143	—	233
Impairment of long-lived assets	—	1	1,002	—	1,003
Other expense, net	—	30	28	—	58
	4	1,712	4,980	—	6,696
Other income (expense):
Other income, net	(69)	14	124	—	69
Interest income - intercompany	132	—	46	(178)	—
Interest expense - intercompany	(45)	—	(133)	178	—
Interest expense, net	(254)	(6)	(13)	—	(273)
	(236)	8	24	—	(204)
Income (loss) before income and mining tax and other items	(240)	247	(227)	—	(220)
Income and mining tax benefit (expense)	232	(62)	(749)	—	(579)
Equity income (loss) of affiliates	(621)	(1,342)	411	1,539	(13)
Net income (loss) from continuing operations	(629)	(1,157)	(565)	1,539	(812)
Net income (loss) from discontinued operations	—	—	(131)	—	(131)
Net income (loss)	(629)	(1,157)	(696)	1,539	(943)
Net loss (income) attributable to noncontrolling interests:
Continuing operations	—	—	586	—	586
Discontinued operations	—	—	(272)	—	(272)
	—	—	314	—	314
Net income (loss) attributable to Newmont stockholders	$(629)	$(1,157)	$(382)	$1,539	$(629)
Comprehensive income (loss)	$(629)	$(1,155)	$(698)	$1,539	$(943)
Comprehensive loss (income) attributable to noncontrolling interests	—	—	314	—	314
Comprehensive income (loss) attributable to Newmont stockholders	$(629)	$(1,155)	$(384)	$1,539	$(629)

(1)	Excludes Depreciation and amortization and Reclamation and remediation.

NEWMONT MINING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share, per ounce and per pound amounts)

	Year Ended December 31, 2018
	(Issuer)	(Guarantor)	(Non-Guarantor)		Newmont
	Newmont				Mining
	Mining	Newmont	Other		Corporation
Condensed Consolidating Statement of Cash Flows	Corporation	USA	Subsidiaries	Eliminations	Consolidated
Operating activities:
Net cash provided by (used in) operating activities of continuing operations	$(147)	$578	$1,406	$—	$1,837
Net cash provided by (used in) operating activities of discontinued operations	—	—	(10)	—	(10)
Net cash provided by (used in) operating activities	(147)	578	1,396	—	1,827
Investing activities:
Additions to property, plant and mine development	—	(274)	(758)	—	(1,032)
Acquisitions, net	—	—	(140)	—	(140)
Purchases of investments	(6)	—	(33)	—	(39)
Proceeds from sales of other assets	—	—	24	—	24
Proceeds from sales of investments	—	13	5	—	18
Proceeds from sale of Batu Hijau	—	—	—	—	—
Other	—	(1)	(7)	—	(8)
Net cash provided by (used in) investing activities of continuing operations	(6)	(262)	(909)	—	(1,177)
Net cash provided by (used in) investing activities of discontinued operations	—	—	—	—	—
Net cash provided by (used in) investing activities	(6)	(262)	(909)	—	(1,177)
Financing activities:
Dividends paid to common stockholders	(301)	—	—	—	(301)
Distributions to noncontrolling interests	—	—	(160)	—	(160)
Funding from noncontrolling interests	—	—	100	—	100
Repurchases of common stock	(98)	—	—	—	(98)
Proceeds from sale of noncontrolling interests	—	—	48	—	48
Payments for withholding of employee taxes related to stock-based compensation	—	(40)	—	—	(40)
Payments on lease and other financing obligations	—	(1)	(3)	—	(4)
Repayment of debt	—	—	—	—	—
Acquisition of noncontrolling interests	—	—	—	—	—
Dividends paid to noncontrolling interests	—	—	—	—	—
Net intercompany borrowings (repayments)	552	(275)	(277)	—	—
Other	—	—	—	—	—
Net cash provided by (used in) financing activities of continuing operations	153	(316)	(292)	—	(455)
Net cash provided by (used in) financing activities of discontinued operations	—	—	—	—	—
Net cash provided by (used in) financing activities	153	(316)	(292)	—	(455)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	—	—	(4)	—	(4)
Net change in cash, cash equivalents and restricted cash	—	—	191	—	191
Less net cash provided by (used in) Batu Hijau discontinued operations	—	—	—	—	—
	—	—	191	—	191
Cash, cash equivalents and restricted cash at beginning of period	—	—	3,298	—	3,298
Cash, cash equivalents and restricted cash at end of period	$—	$—	$3,489	$—	$3,489

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$—	$—	$3,397	$—	$3,397
Restricted cash included in Other current assets	—	—	1	—	1
Restricted cash included in Other noncurrent assets	—	—	91	—	91
Total cash, cash equivalents and restricted cash	$—	$—	$3,489	$—	$3,489

NEWMONT MINING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share, per ounce and per pound amounts)

	Year Ended December 31, 2017
	(Issuer)	(Guarantor)	(Non-Guarantor)		Newmont
	Newmont				Mining
	Mining	Newmont	Other		Corporation
Condensed Consolidating Statement of Cash Flows	Corporation	USA	Subsidiaries	Eliminations	Consolidated
Operating activities:
Net cash provided by (used in) operating activities of continuing operations	$(325)	$(207)	$2,671	$—	$2,139
Net cash provided by (used in) operating activities of discontinued operations	—	—	(15)	—	(15)
Net cash provided by (used in) operating activities	(325)	(207)	2,656	—	2,124
Investing activities:
Additions to property, plant and mine development	—	(253)	(613)	—	(866)
Acquisitions, net	—	—	—	—	—
Purchases of investments	(114)	—	(16)	—	(130)
Proceeds from sales of other assets	—	—	5	—	5
Proceeds from sales of investments	—	—	35	—	35
Proceeds from sale of Batu Hijau	—	—	—	—	—
Other	—	2	8	—	10
Net cash provided by (used in) investing activities of continuing operations	(114)	(251)	(581)	—	(946)
Net cash provided by (used in) investing activities of discontinued operations	—	—	—	—	—
Net cash provided by (used in) investing activities	(114)	(251)	(581)	—	(946)
Financing activities:
Dividends paid to common stockholders	(134)	—	—	—	(134)
Distributions to noncontrolling interests	—	—	(178)	—	(178)
Funding from noncontrolling interests	—	—	94	—	94
Repurchases of common stock	—	—	—	—	—
Proceeds from sale of noncontrolling interests	—	—	—	—	—
Payments for withholding of employee taxes related to stock-based compensation	—	(14)	—	—	(14)
Payments on lease and other financing obligations	—	(3)	(2)	—	(5)
Repayment of debt	(379)	—	—	—	(379)
Acquisition of noncontrolling interests	—	—	(48)	—	(48)
Dividends paid to noncontrolling interests	—	—	—	—	—
Net intercompany borrowings (repayments)	955	473	(1,428)	—	—
Other	(3)	1	(2)	—	(4)
Net cash provided by (used in) financing activities of continuing operations	439	457	(1,564)	—	(668)
Net cash provided by (used in) financing activities of discontinued operations	—	—	—	—	—
Net cash provided by (used in) financing activities	439	457	(1,564)	—	(668)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	—	—	6	—	6
Net change in cash, cash equivalents and restricted cash	—	(1)	517	—	516
Less net cash provided by (used in) Batu Hijau discontinued operations	—	—	—	—	—
	—	(1)	517	—	516
Cash, cash equivalents and restricted cash at beginning of period	—	1	2,781	—	2,782
Cash, cash equivalents and restricted cash at end of period	$—	$—	$3,298	$—	$3,298

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$—	$—	$3,259	$—	$3,259
Restricted cash included in Other current assets	—	—	1	—	1
Restricted cash included in Other noncurrent assets	—	—	38	—	38
Total cash, cash equivalents and restricted cash	$—	$—	$3,298	$—	$3,298

NEWMONT MINING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share, per ounce and per pound amounts)

	Year Ended December 31, 2016
	(Issuer)	(Guarantor)	(Non-Guarantor)		Newmont
	Newmont				Mining
	Mining	Newmont	Other		Corporation
Condensed Consolidating Statement of Cash Flows	Corporation	USA	Subsidiaries	Eliminations	Consolidated
Operating activities:
Net cash provided by (used in) operating activities of continuing operations	$2,240	$1,342	$117	$(1,782)	$1,917
Net cash provided by (used in) operating activities of discontinued operations	—	—	869	—	869
Net cash provided by (used in) operating activities	2,240	1,342	986	(1,782)	2,786
Investing activities:
Additions to property, plant and mine development	—	(261)	(872)	—	(1,133)
Acquisitions, net	—	—	—	—	—
Purchases of investments	—	—	(15)	—	(15)
Proceeds from sales of other assets	—	—	9	—	9
Proceeds from sales of investments	—	8	187	—	195
Proceeds from sale of Batu Hijau	—	—	920	—	920
Other	—	—	(4)	—	(4)
Net cash provided by (used in) investing activities of continuing operations	—	(253)	225	—	(28)
Net cash provided by (used in) investing activities of discontinued operations	—	—	(46)	—	(46)
Net cash provided by (used in) investing activities	—	(253)	179	—	(74)
Financing activities:
Dividends paid to common stockholders	(67)	(1,512)	(270)	1,782	(67)
Distributions of noncontrolling interests	—	—	(3)	—	(3)
Funding from noncontrolling interests	—	—	66	—	66
Repurchases of common stock	—	—	—	—	—
Proceeds from sale of noncontrolling interests	—	—	—	—	—
Payments for withholding of employee taxes related to stock-based compensation	—	(5)	—	—	(5)
Payments on lease and other financing obligations	—	(3)	(2)	—	(5)
Repayment of debt	(1,307)	—	—	—	(1,307)
Acquisition of noncontrolling interests	—	—	(19)	—	(19)
Dividends paid to noncontrolling interests	—	—	(146)	—	(146)
Net intercompany borrowings (repayments)	(866)	(748)	1,614	—	—
Other	—	(1)	1	—	—
Net cash provided by (used in) financing activities of continuing operations	(2,240)	(2,269)	1,241	1,782	(1,486)
Net cash provided by (used in) financing activities of discontinued operations	—	—	(331)	—	(331)
Net cash provided by (used in) financing activities	(2,240)	(2,269)	910	1,782	(1,817)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	—	—	2	—	2
Net change in cash, cash equivalents and restricted cash	—	(1,180)	2,077	—	897
Less net cash provided by (used in) Batu Hijau discontinued operations	—	—	503	—	503
	—	(1,180)	1,574	—	394
Cash, cash equivalents and restricted cash at beginning of period	—	1,181	1,207	—	2,388
Cash, cash equivalents and restricted cash at end of period	$—	$1	$2,781	$—	$2,782

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$—	$1	$2,755	$—	$2,756
Restricted cash included in Other current assets	—	—	1	—	1
Restricted cash included in Other noncurrent assets	—	—	25	—	25
Total cash, cash equivalents and restricted cash	$—	$1	$2,781	$—	$2,782

NEWMONT MINING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share, per ounce and per pound amounts)

	At December 31, 2018
	(Issuer)	(Guarantor)	(Non-Guarantor)		Newmont
	Newmont				Mining
	Mining	Newmont	Other		Corporation
Condensed Consolidating Balance Sheet	Corporation	USA	Subsidiaries	Eliminations	Consolidated
Assets:
Cash and cash equivalents	$—	$—	$3,397	$—	$3,397
Trade receivables	—	63	191	—	254
Other accounts receivables	—	1	91	—	92
Intercompany receivable	6,351	5,027	8,296	(19,674)	—
Investments	—	—	48	—	48
Inventories	—	180	450	—	630
Stockpiles and ore on leach pads	—	195	502	—	697
Other current assets	—	29	130	—	159
Current assets	6,351	5,495	13,105	(19,674)	5,277
Property, plant and mine development, net	14	2,680	9,593	(29)	12,258
Investments	62	4	205	—	271
Investments in subsidiaries	13,083	—	3	(13,086)	—
Stockpiles and ore on leach pads	—	658	1,208	—	1,866
Deferred income tax assets	—	—	401	—	401
Non-current intercompany receivable	653	704	6	(1,363)	—
Other non-current assets	—	271	371	—	642
Total assets	$20,163	$9,812	$24,892	$(34,152)	$20,715
Liabilities:
Debt	$626	$—	$—	$—	$626
Accounts payable	—	83	220	—	303
Intercompany payable	5,554	2,741	11,379	(19,674)	—
Employee-related benefits	—	138	167	—	305
Income and mining taxes	—	19	52	—	71
Lease and other financing obligations	—	1	26	—	27
Other current liabilities	52	135	268	—	455
Current liabilities	6,232	3,117	12,112	(19,674)	1,787
Debt	3,418	—	—	—	3,418
Reclamation and remediation liabilities	—	325	2,156	—	2,481
Deferred income tax liabilities	—	90	522	—	612
Employee-related benefits	3	236	162	—	401
Lease and other financing obligations	—	3	187	—	190
Non-current intercompany payable	7	—	1,385	(1,392)	—
Other non-current liabilities	1	637	298	(622)	314
Total liabilities	9,661	4,408	16,822	(21,688)	9,203
Contingently redeemable noncontrolling interest	—	—	47	—	47
Equity:
Newmont stockholders’ equity	10,502	5,404	7,060	(12,464)	10,502
Noncontrolling interests	—	—	963	—	963
Total equity	10,502	5,404	8,023	(12,464)	11,465
Total liabilities and equity	$20,163	$9,812	$24,892	$(34,152)	$20,715

NEWMONT MINING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share, per ounce and per pound amounts)

	At December 31, 2017
	(Issuer)	(Guarantor)	(Non-Guarantor)		Newmont
	Newmont				Mining
	Mining	Newmont	Other		Corporation
Condensed Consolidating Balance Sheet	Corporation	USA	Subsidiaries	Eliminations	Consolidated
Assets:
Cash and cash equivalents	$—	$—	$3,259	$—	$3,259
Trade receivables	—	18	106	—	124
Other accounts receivables	—	—	113	—	113
Intercompany receivable	2,053	4,601	3,484	(10,138)	—
Investments	—	—	62	—	62
Inventories	—	181	498	—	679
Stockpiles and ore on leach pads	—	196	480	—	676
Other current assets	—	38	115	—	153
Current assets	2,053	5,034	8,117	(10,138)	5,066
Property, plant and mine development, net	17	3,082	9,266	(27)	12,338
Investments	106	4	170	—	280
Investments in subsidiaries	12,012	—	—	(12,012)	—
Stockpiles and ore on leach pads	—	648	1,200	—	1,848
Deferred income tax assets	84	5	460	—	549
Non-current intercompany receivable	1,700	401	7	(2,108)	—
Other non-current assets	—	255	310	—	565
Total assets	$15,972	$9,429	$19,530	$(24,285)	$20,646
Liabilities:
Accounts payable	$—	$83	$292	$—	$375
Intercompany payable	1,338	2,145	6,655	(10,138)	—
Employee-related benefits	—	143	166	—	309
Income and mining taxes	—	18	230	—	248
Lease and other financing obligations	—	1	3	—	4
Other current liabilities	52	163	247	—	462
Current liabilities	1,390	2,553	7,593	(10,138)	1,398
Debt	4,040	—	—	—	4,040
Reclamation and remediation liabilities	—	309	2,036	—	2,345
Deferred income tax liabilities	—	121	474	—	595
Employee-related benefits	—	222	164	—	386
Lease and other financing obligations	—	4	17	—	21
Non-current intercompany payable	7	—	2,128	(2,135)	—
Other non-current liabilities	—	329	324	(311)	342
Total liabilities	5,437	3,538	12,736	(12,584)	9,127
Contingently redeemable noncontrolling interest	—	—	—	—	—
Equity:
Newmont stockholders’ equity	10,535	5,891	5,810	(11,701)	10,535
Noncontrolling interests	—	—	984	—	984
Total equity	10,535	5,891	6,794	(11,701)	11,519
Total liabilities and equity	$15,972	$9,429	$19,530	$(24,285)	$20,646

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

NEWMONT MINING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share, per ounce and per pound amounts)

Operating Segments

The Company’s operating and reportable segments are identified in Note 3. Except as noted in this paragraph, all of the Company’s commitments and contingencies specifically described herein are included in Corporate and Other in Note 3. The Yanacocha matters relate to the South America reportable segment. The Fronteer matters relate to the North America reportable segment.

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

NEWMONT MINING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share, per ounce and per pound amounts)

During 2012, the Department of Interior contributed its share of past EPA costs and future costs related to the cleanup of the Midnite mine site in a lump sum payment of $42, which Newmont classified as restricted assets with interest on the Condensed Consolidated Balance Sheets for all periods presented. In 2016, Newmont completed the remedial design process (with the exception of the new water treatment plant (“WTP”) design, which was completed in December 2018 and submitted to EPA for final review and approval). Approval of the new National Pollutant Discharge Elimination System (“NPDES”) permit was received in 2017 allowing the subsequent WTP design to be completed. Newmont is managing the remediation project to implement Phase 1 remedial actions with a focus on backfilling  Pit 4. In June 2018, $11 was released from the trust account for remedial work completed. Newmont will continue to manage the remediation project through the 2019 construction season.

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

The remediation liability for the Midnite mine site and Dawn mill site is approximately $150 at December 31, 2018.

Other Legal Matters

Minera Yanacocha S.R.L. – 51.35% Newmont Owned

Administrative Actions. The Peruvian government agency responsible for environmental evaluation and inspection, Organismo Evaluacion y Fiscalizacion Ambiental (“OEFA”), conducts periodic reviews of the Yanacocha site. In 2011, 2012, 2013, 2015, 2016, 2017 and 2018, OEFA issued notices of alleged violations of OEFA standards to Yanacocha and Conga relating to past inspections. OEFA has resolved some alleged violations with minimal or no findings. In 2015 and 2016, the water authority of Cajamarca issued notices of alleged regulatory violations, and resolved some allegations in 2018 with no findings. The experience with OEFA and the water authority is that in the case of a finding of violation, remedial action is often the outcome rather than a significant fine. The alleged OEFA violations currently range from zero to 40,300 units and the water authority alleged violations range from zero to 10 units, with each unit having a potential fine equivalent to approximately $.001260 based on current exchange rates ($0 to $50). Yanacocha and Conga are responding to all notices of alleged violations, but cannot reasonably predict the outcome of the agency allegations.

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

Yanacocha Tax Dispute. In 2000, Yanacocha paid Buenaventura and Minas Conga S.R.L. a total of $29 to assume their respective contractual positions in mining concession agreements with Chaupiloma Dos de Cajamarca S.M.R.L. The contractual rights allowed Yanacocha the opportunity to conduct exploration on the concessions, but not a purchase of the concessions. The tax authority alleges that the payments to Buenaventura and Minas Conga S.R.L. were acquisitions of mining concessions requiring the amortization of the amounts under the Peru Mining Law over the life of the mine. Yanacocha expensed the amounts at issue in the initial year since the payments were not for the acquisition of a concession but rather these expenses represent the payment of an intangible and therefore, amortizable in a single year or proportionally for up to ten years according to Income Tax Law. In 2010, the tax court in Peru ruled in favor of Yanacocha and the tax authority appealed the issue to the judiciary. The first appellate court

NEWMONT MINING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share, per ounce and per pound amounts)

confirmed the ruling of the tax court in favor of Yanacocha. However, in November, 2015, a Superior Court in Peru made an appellate decision overturning the two prior findings in favor of Yanacocha. Yanacocha has appealed the Superior Court ruling to the Peru Supreme Court. On January 18, 2019, the Peru Supreme Court issued notice that three judges support the position of the tax authority and two judges support the position of Yanacocha. Because four votes are required for a final decision, an additional judge has been selected to issue a decision. The matter is set for oral argument in April 2019. The potential liability in this matter is in the form of fines and interest in an amount up to $83. It is not possible to fully predict the outcome of this litigation.

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

On February 26, 2014, NWG filed a lawsuit in Ontario Superior Court of Justice against Fronteer Gold Inc., Newmont Mining Corporation, Newmont Canada Holdings ULC, Newmont FH B.V. and Mark O’Dea. The Ontario complaint is based upon substantially the same allegations contained in the New York lawsuit with claims for fraudulent and negligent misrepresentation. NWG seeks disgorgement of profits since the close of the NWG deal on September 24, 2007 and damages in the amount of C$1.2 billion. Newmont, along with other defendants, served the plaintiff with its statement of defense on October 17, 2014. Newmont intends to vigorously defend this matter, but cannot reasonably predict the outcome

Other Commitments and Contingencies

As part of its ongoing business and operations, the Company and its affiliates are required to provide surety bonds, bank letters of credit and bank guarantees as financial support for various purposes, including environmental remediation, reclamation, exploration permitting, workers compensation programs and other general corporate purposes. At December 31, 2018 and 2017, there were $2,514 and $2,321, respectively, of outstanding letters of credit, surety bonds and bank guarantees. The obligations associated with these instruments are generally related to performance requirements that the Company addresses through its ongoing operations. As the specific requirements are met, the beneficiary of the associated instrument cancels and/or returns the instrument to the issuing entity. Certain of these instruments are associated with operating sites with long-lived assets and will remain outstanding until closure. Generally, bonding requirements associated with environmental regulation are becoming more restrictive. However, the Company believes it is in compliance with all applicable bonding obligations and will be able to satisfy future bonding requirements through existing or alternative means, as they arise.

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

NOTE 30   UNAUDITED SUPPLEMENTARY DATA

Quarterly Data

The following is a summary of selected quarterly financial information (unaudited):

	2018
	Three Months Ended
	March 31	June 30	September 30	December 31
Sales	$1,817	$1,662	$1,726	$2,048
Gross profit (1)	$459	$381	$401	$541
Income (loss) from continuing operations (2)	$170	$274	$(161)	$(3)
Income (loss) from discontinued operations (2)	22	18	16	5
Net income (loss) attributable to Newmont stockholders	$192	$292	$(145)	$2
Income (loss) per common share
Basic:
Continuing operations	$0.32	$0.52	$(0.31)	$—
Discontinued operations	0.04	0.03	0.04	—
	$0.36	$0.55	$(0.27)	$—
Diluted:
Continuing operations	$0.32	$0.51	$(0.31)	$—
Discontinued operations	0.04	0.03	0.04	—
	$0.36	$0.54	$(0.27)	$—
Weighted average common shares (millions)
Basic	534	533	533	533
Diluted	535	535	535	535
Cash dividends declared per common share	$0.140	$0.140	$0.140	$0.140
Closing price of common stock	$39.07	$37.71	$30.20	$34.65

NEWMONT MINING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share, per ounce and per pound amounts)

	2017
	Three Months Ended
	March 31	June 30	September 30	December 31
Sales	$1,690	$1,875	$1,879	$1,935
Gross profit (1)	$404	$523	$472	$465
Income (loss) from continuing operations (2)	$70	$190	$213	$(549)
Income (loss) from discontinued operations (2)	(23)	(15)	(7)	7
Net income (loss) attributable to Newmont stockholders	$47	$175	$206	$(542)
Income (loss) per common share
Basic:
Continuing operations	$0.13	$0.36	$0.39	$(1.02)
Discontinued operations	(0.04)	(0.03)	(0.01)	0.01
	$0.09	$0.33	$0.38	$(1.01)
Diluted:
Continuing operations	$0.13	$0.36	$0.39	$(1.02)
Discontinued operations	(0.04)	(0.03)	(0.01)	0.01
	$0.09	$0.33	$0.38	$(1.01)
Weighted average common shares (millions)
Basic	532	533	533	533
Diluted	533	535	536	536
Cash dividends declared per common share	$0.050	$0.050	$0.075	$0.075
Closing price of common stock	$32.96	$32.39	$37.51	$37.52

(1)	Sales less Costs applicable to sales, Depreciation and amortization and Reclamation and remediation.
(2)	Attributable to Newmont stockholders.

NOTE 31     SUBSEQUENT EVENT

On January 14, 2019, the Company entered into a definitive agreement (as amended by the first amendment to the arrangement agreement, dated as of February 19, 2019, the “Arrangement Agreement”) to acquire all outstanding common shares of Goldcorp, Inc. (“Goldcorp”) in a primarily stock transaction (the “Proposed Transaction”). Under the terms of the agreement, Goldcorp shareholders will receive 0.3280 shares of Newmont’s common stock and $0.02 in cash for each Goldcorp common share they own, for a total transaction value of approximately $10 billion as of the announcement date on January 14, 2019. The transaction, which is subject to approval by both Newmont and Goldcorp shareholders, and other customary conditions and regulatory approvals, is expected to close in the second quarter of 2019. Upon closing, the combined company will be known as Newmont Goldcorp.

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

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2018, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting at December 31, 2018. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework 2013. Based upon its assessment, management concluded that, at December 31, 2018, the Company’s internal control over financial reporting was effective.

Ernst & Young LLP, an independent registered public accounting firm, who audited the Company’s Consolidated Financial Statements as of December 31, 2018 and the year then ended included in this Form 10-K, has issued an attestation report on the Company’s internal control over financial reporting, as of December 31, 2018, which is included herein.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Newmont Mining Corporation

Opinion on Internal Control over Financial Reporting

We have audited Newmont Mining Corporation’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), (the COSO criteria). In our opinion, Newmont Mining Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income (loss), changes in equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and financial statement schedule listed in the Index at Item 15(a)(2)and our report dated February 21, 2019 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Denver, Colorado

February 21, 2019

ITEM 9B.OTHER INFORMATION

First Amendment to Arrangement Agreement

On February 19, 2019, we and Goldcorp entered into a First Amendment to Arrangement Agreement (the “Amendment”), amending the Arrangement Agreement entered into by us and Goldcorp on January 14, 2019.

Pursuant to the terms of the Amendment: (i) the European Union was removed from the list of required key regulatory approvals as set forth in Schedule D of the Arrangement Agreement, such that the adoption of a decision by the European Commission declaring the transactions contemplated by the Arrangement Agreement to be compatible with the common market is no longer a condition precedent to the arrangement; and (ii) holders of certain options to purchase Goldcorp common shares under certain existing stock option plans of Goldcorp will be entitled to exercise such options for Newmont common stock and Newmont has agreed to use its reasonable best efforts to obtain approval of the listing for trading on the NYSE the shares of Newmont common stock issuable upon exercise of such Goldcorp options.

The foregoing summary of the Amendment is qualified in its entirety by the full text of the Amendment, which is attached hereto as Exhibit 2.5, and is incorporated by reference herein.

Compensatory Arrangements of Certain Officers

On February 4, 2019, the Company announced the appointment of Mr. Rob Atkinson, to the role of Executive Vice President and Chief Operating Officer, effective June 1, 2019. In addition to the compensation terms for Mr. Atkins disclosed on February 4, 2019, the Company agreed on February 18, 2019 with Mr. Atkinson to provide to him a sign-on award comprised of restricted stock units with a target value of $750,000 which will vest one-third per year and a cash sign-on award in the amount of $500,000 subject to a two-year clawback arrangement. The sign-on compensation is intended to address compensation forfeited due to Mr. Atkinson’s departure from his previous employer.

On February 20, 2019, in consideration of Mr. Gary Goldberg’s deferral of his retirement date to the fourth quarter of 2019, the Board of Directors resolved to amend Mr. Goldberg’s 2017 Performance-leveraged Stock Unit (“PSU”) award to define retirement consistent with the 2018 PSU award. See the Company’s 2018 Proxy Statement, filed March 9, 2018, for a description of the two definitions of retirement. Mr. Goldberg does not meet the 2017 PSU award retirement definition, but does meet the 2018 PSU retirement definition. The amendment to the 2017 PSU award entitles Mr. Goldberg to pro-rata vesting of his 2017 PSU, utilizing the most recent calculation of performance, rather than forfeiture of the entire award. Upon retirement in the fourth quarter of 2019, Mr. Goldberg will have served nearly or all of the entire three year performance period of the 2017 PSU award as CEO, with the end of the three year period being December 31, 2019. The target 2017 PSU grant to Mr. Goldberg is 134,347 shares, with a maximum payout of 268,694 shares. The realized value of the 2017 PSU will depend upon actual performance of the 2017 PSU and Company stock price at the time of retirement.

PART III

ITEM 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information concerning Newmont’s directors, Audit Committee, compliance with Section 16(a) of the Exchange Act and Code of Ethics is contained in Newmont’s definitive Proxy Statement, filed pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934 for the 2019 Annual Meeting of Stockholders and is incorporated herein by reference.

Information concerning Newmont’s executive officers is set forth below:

Name	Age	Office
Gary J. Goldberg	60	Chief Executive Officer
Thomas R. Palmer	51	President and Chief Operating Officer
Nancy K. Buese	49	Executive Vice President and Chief Financial Officer
Elaine Dorward-King	61	Executive Vice President, Sustainability and External Relations
Randy Engel	52	Executive Vice President, Strategic Development
Stephen P. Gottesfeld	51	Executive Vice President and General Counsel
Scott P. Lawson	57	Executive Vice President and Chief Technology Officer
William N. MacGowan	61	Executive Vice President, Human Resources
John W. Kitlen	55	Vice President, Controller and Chief Accounting Officer

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

Mr. Goldberg has served as Chief Executive Officer and member of the Board of Directors since March 2013. He served as President and Chief Executive Officer from March 2013 until November 2018, having previously served as President and Chief Operating Officer since July 2012 and as Executive Vice President and Chief Operating Officer since December 2011. Prior to joining Newmont, Mr. Goldberg served as President and Chief Executive Officer, Rio Tinto Minerals from 2006 to 2011 and President and Chief Executive Officer, Rio Tinto Borax from 2004 to 2006.

Mr. Palmer became President and Chief Operating Officer of Newmont in November 2018. Previously, he served as Executive Vice President and Chief Operating Officer since May 2016. Mr. Palmer was elected Senior Vice President, Asia Pacific in February 2015 after serving as Senior Vice President, Indonesia since March 2014. Prior to joining Newmont, he was the Chief Operating Officer, Pilbara Mines at Rio Tinto Iron Ore. Over a 20-year career with Rio Tinto, Mr. Palmer worked in a variety of roles across a number of commodities, including General Manager, Technology for the Bauxite and Alumina business; General Manager, Operations at Hail Creek coal mine; and General Manager, Asset Management at Palabora Mining Company in South Africa.

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

Dr. Dorward-King was elected Executive Vice President of Sustainability & External Relations in March 2013 when she joined Newmont. Dr. Dorward-King served as Managing Director of Richards Bay Minerals in South Africa from December 2010 through  February 2013. Dr. Dorward-King previously served as the Global Head of Health, Safety and Environment at Rio Tinto from 2002 to 2010 and also held leadership positions with Rio Tinto’s copper and borates businesses. Prior to that, she worked for Ebasco Environmental and for Monsanto Company as a chemist, research specialist and product manager.

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

Mr. Lawson was appointed Executive Vice President and Chief Technology Officer in May 2016. He was elected Executive Vice President, Technical Services in March 2015 having previously served as Senior Vice President, Technical Services since December 2012. Prior to joining Newmont, Mr. Lawson served as Senior Vice President, Engineering Services at Peabody Energy, responsible for global engineering and technical services support. Mr. Lawson spent 22 years with international miner Rio Tinto including executive roles and as Vice President, Engineering and Technical Services for Kennecott Utah Copper. He has also served on the Utah Air Quality Board and the Utah Safety Council Board.

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

ITEM 11.EXECUTIVE COMPENSATION

Information concerning this item is contained in Newmont’s definitive Proxy Statement, filed pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934 for the 2019 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information concerning this item is contained in Newmont’s definitive Proxy Statement, filed pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934 for the 2019 Annual Meeting of Stockholders and incorporated herein by reference.

Equity Compensation Plan Information

The following table sets forth at December 31, 2018 information regarding Newmont’s Common Stock that may be issued under Newmont’s equity compensation plans:

	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)	(b) (1)	(c)
Equity compensation plans approved by security holders (2)	5,458,133	40.77	8,932,698	(3)
Equity compensation plans not approved by security holders	—	N/A	—

(1)	The weighted average exercise price does not take into account the shares issuable upon vesting of restricted stock units, performance leveraged stock units or strategic stock units.
(2)

Newmont’s 2013 Stock Incentive Plan was approved by the stockholders on April 24, 2013. A maximum of 14,500,000 shares of Newmont's Common Stock, plus up to 7,842,793 shares available for grant under the 2005 Incentive Plan as of December 31, 2013, were authorized to be issued under the 2013 Stock Incentive Plan at that time. There are currently 8,932,698 shares registered and available to grant under the 2013 Stock Incentive Plan. There are no equity compensation plans not approved by stockholders.

(3)	Securities remaining available for future issuance under the 2013 Stock Incentive Plan. No additional grants or awards will be made under any of the Company’s other plans.

ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information concerning this item is contained in Newmont’s definitive Proxy Statement, filed pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934 for the 2019 Annual Meeting of Stockholders and incorporated herein by reference.

ITEM 14.PRINCIPAL ACCOUNTING FEES AND SERVICES

Information concerning this item is contained in Newmont’s definitive Proxy Statement, filed pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934 for the 2019 Annual Meeting of Stockholders and incorporated herein by reference.

PART IV

ITEM  15.EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following documents are filed as a part of this report:

(a)Financial Statements

(1)The Consolidated Financial Statements, together with the report thereon of Ernst & Young LLP dated February 21, 2019, are included as part of Item 8, Financial Statements and Supplementary Data, commencing on page 99 above.

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

2.4	—

Arrangement Agreement, dated as of January 14, 2019, by and among Registrant and Goldcorp Inc. Incorporated by reference to Exhibit 2.1 to Registrant’s Form 8-K filed with the Securities and Exchange Commission on January 14, 2019.

2.5	—	First Amendment to Arrangement Agreement, dated as of February 19, 2019, by and among Registrant and Goldcorp Inc., filed herewith.

3.1	—

Certificate of Incorporation of Registrant, restated as of October 28, 2009. Incorporated by reference to Exhibit 3.1 to Registrant’s Form 10-Q for the period ended September 30, 2009, filed with the Securities and Exchange Commission on October 29, 2009.

3.2	—

By-Laws of the Registrant as amended and restated effective as of October 24, 2018. Incorporated by reference to Exhibit 3.1 to Registrant’s Form 10-Q for the period ended September 30, 2018, filed with the Securities and Exchange Commission on October 25, 2018.

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

Second Supplemental Indenture, dated March 8, 2012, among Registrant, Newmont USA Limited and The Bank of New York Mellon Trust Company, N.A., as trustee (including form of 3.500% Senior Note due 2022 and form of 4.875% Senior Note due 2042, and forms of Guaranty for the 2022 Notes and 2042 Notes). Incorporated by reference to Exhibit 4.2 to Registrant’s Form 8-K filed with the Securities and Exchange Commission on March 9, 2012.

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

Amendment Three to the December 31, 2008 restated Savings Equalization Plan of Newmont USA Limited, a wholly owned subsidiary of the Registrant, effective January 1, 2013. Incorporated by reference to Exhibit 10.1 to Registrant’s Form 10-Q for the period ended September 30, 2013, filed with the Securities and Exchange Commission on October 31, 2013.

10.4*	—

Amendment Four to the December 31, 2008 restated Savings Equalization Plan of Newmont USA Limited, a wholly owned subsidiary of the Registrant, effective September 1, 2013. Incorporated by reference to Exhibit 10.2 to Registrant’s Form 10-Q for the period ended September 30, 2013, filed with the Securities and Exchange Commission on October 31, 2013.

10.5*	—

Amendment Five to the December 31, 2008 restated Savings Equalization Plan of Newmont USA Limited, a wholly owned subsidiary of the Registrant, effective January 1, 2016. Incorporated by reference to Exhibit 10.5 to Registrant’s Form 10-K for the period ended December 31, 2016, filed with the Securities and Exchange Commission on February 21, 2017.

10.6*	—	Amendment Six to the December 31, 2008 restated Savings Equalization Plan of Newmont USA Limited, a wholly owned subsidiary of the Registrant, effective January 1, 2018, filed herewith.

10.7*	—

Pension Equalization Plan, amended and restated, of Newmont USA Limited, a wholly owned subsidiary of the Registrant, effective December 31, 2008. Incorporated by reference to Exhibit 10.2 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the Securities and Exchange Commission on February 19, 2009.

10.8*	—

Amendment One to the December 31, 2008 restated Pension Equalization Plan of Newmont USA Limited, a wholly owned subsidiary of the Registrant, effective January 1, 2014. Incorporated by reference to Exhibit 10.1 to Registrant’s Form 10-Q for the period ended June 30, 2014 filed, with the Securities and Exchange Commission on July 30, 2014.

10.9*	—

Amendment Two to the December 31, 2008 restated Pension Equalization Plan of Newmont USA Limited, a wholly owned subsidiary of the Registrant, effective January 1, 2016. Incorporated by reference to Exhibit 10.8 to Registrant’s Form 10-K for the period ended December 31, 2016, filed with the Securities and Exchange Commission on February 21, 2017.

10.10*	—

Amendment Three to the December 31, 2008 restated Pension Equalization Plan of Newmont USA Limited, a wholly owned subsidiary of the Registrant, effective January 1, 2018. Incorporated by reference to Exhibit 10.1 to Registrant’s Form 10-Q for the period ended September 30, 2018, filed with the Securities Exchange Commission on October 25, 2018.

10.11*	—

2005 Stock Incentive Plan, amended and restated effective October 26, 2005. Incorporated by reference to Exhibit 10.1 of Registrant’s Form 8-K filed with the Securities and Exchange Commission on October 31, 2005.

10.12*	—	2013 Stock Incentive Plan. Incorporated by reference to Appendix A of the Registrant’s Schedule 14A filed with the Securities and Exchange Commission on March 7, 2013.

10.13*	—

Form of Award Agreement used for Executive Officers to grant stock options pursuant to Registrant’s 2005 Stock Incentive Plan. Incorporated by reference to Exhibit 10.2 of Registrant’s Form 8-K filed with the Securities and Exchange Commission on October 31, 2005.

10.14*	—

Form of Award Agreement used for non-employee Directors to grant director stock units pursuant to the 2005 Stock Incentive Plan. Incorporated by reference to Exhibit 10.1 of Registrant’s Form 8-K filed with the Securities and Exchange Commission on June 17, 2005.

10.15*	—

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

2017 Form of Award Agreement used for Executive Officers to grant performance leveraged stock units, pursuant to Registrant’s 2013 Stock Incentive Plan. Incorporated by reference to Exhibit 10.7 to Registrant’s Form 10-Q for the period ended June 30, 2017, filed with the Securities and Exchange Commission on July 25, 2017.

10.21*	—	2018 Form of Award Agreement used for Executive Officers to grant restricted stock units, pursuant to Registrant’s 2013 Stock Incentive Plan, filed herewith.

10.22*	—	2018 Form of Award Agreement used for Executive Officers to grant performance leveraged stock units, pursuant to Registrant’s 2013 Stock Incentive Plan, filed herewith.

10.23*	—	Form of Global 2018 Director Stock Unit Award Agreement to grant director stock units, pursuant to Registrant’s 2013 Stock Incentive Plan, filed herewith.

10.24*	—

Offer of Director Stock Units to Australian Resident Directors regarding the grant of Director Stock Units under the Registrant’s 2013 Stock Incentive Plan to eligible Australian resident directors of Registrant, filed herewith.

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

Senior Executive Compensation Program of Registrant, effective January 1, 2017. Incorporated by reference to Exhibit 10.3 to Registrant’s Form 10-Q for the period ended June 30, 2017, filed with the Securities and Exchange Commission on July 25, 2017.

10.28*	—

Senior Executive Compensation Program of Registrant, effective January 1, 2018. Incorporated by reference to Exhibit 10-1 to the Registrant’s Form 10-Q for the period ended March 31, 2018, filed with the Securities and Exchange Commission on April 26, 2018.

10.29*	—

Section 16 Officer and Senior Executive Annual Incentive Compensation Program, effective January 1, 2018. Incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10-Q for the period ended March 31, 2018 filed with the Securities and Exchange Commission on April 26, 2018.

10.30*	—

Equity Bonus Program for Grades E-5 to E-6, effective January 1, 2017. Incorporated by reference to Exhibit 10.5 to Registrant’s Form 10-Q for the period ended June 30, 2017, filed with the Securities and Exchange Commission on July 25, 2017.

10.31*

Equity Bonus Program for Grades E-5 to E-6, effective January 1, 2018. Incorporated by reference to Exhibit 10.3 to the Registrant’s Form 10-Q for the period ended March 31, 2018, filed with the Securities and Exchange Commission on April 26, 2018.

10.32*	—

Executive Change of Control Plan, amended and restated effective December 31, 2008, of Newmont USA Limited, a wholly owned subsidiary of Registrant. Incorporated by reference to Exhibit 10.20 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the Securities and Exchange Commission on February 19, 2009.

10.33*	—

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

10.34*	—

Amendment Three to the December 31, 2008 Executive Change of Control Plan of Newmont, amended and restated by Newmont USA Limited, a wholly owned subsidiary of Registrant, effective January 1, 2012. Incorporated by reference to Exhibit 10.35 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2017, filed with the Securities and Exchange Commission on February 22, 2018.

10.35*	—

Form of Waiver and Release Agreement to the December 31, 2008 Executive Change of Control Plan of Newmont USA Limited, a wholly owned subsidiary of Registrant, effective December 31, 2017. Incorporated by reference to Exhibit 10.36 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2017, filed with the Securities and Exchange Commission on February 22, 2018.

10.36*	—

2012 Executive Change of Control Plan, effective January 1, 2012, of Newmont USA Limited, a wholly owned subsidiary of Registrant. Incorporated by reference to Exhibit 10.57 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011, filed with the Securities and Exchange Commission on February 24, 2012.

10.37*	—

2014 Executive Severance Plan of Newmont, amended and restated effective January 1, 2014. Incorporated by reference to Exhibit 10.68 to Registrant’s Form 10-K for the year ended December 31, 2014, filed with the Securities and Exchange Commission on February 20, 2015.

10.38*	—

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

10.40*	—

Amendment Three to the Executive Severance Plan of Newmont. Incorporated by reference  to Exhibit 10.36 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2016, filed with the Securities and Exchange Commission on February 21, 2017.

10.41	—

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

10.42	—

Reaffirmation Agreement, dated May 25, 2017, by Newmont USA Limited and JPMorgan Chase Bank, N.A., as Administrative Agent. Incorporated by reference to Exhibit 10.2 to Registrant’s Form 8-K filed with the Securities and Exchange Commission on May 26, 2017.

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

10.44	—

2015 Investment Agreement between the Republic of Ghana and Newmont Ghana Gold Limited. Incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed with the Securities and Exchange Commission on December 22, 2015.

10.45	—

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
Stephen P. Gottesfeld Executive Vice President and General Counsel

February 21, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 21, 2019.

Signature	Title

*	Chief Executive Officer and Director
Gary J. Goldberg	(Principal Executive Officer)

*	Executive Vice President and Chief Financial Officer
Nancy K. Buese	(Principal Financial Officer)

*	Vice President, Controller and Chief Accounting Officer
John W. Kitlen	(Principal Accounting Officer)

Gregory H. Boyce*	Director

Bruce R. Brook*	Director

J. Kofi Bucknor*	Director

Joseph A. Carrabba*	Director

Noreen Doyle*	Non-Executive Chair

Veronica M. Hagen*	Director

Sheri E. Hickok*	Director

René Médori*	Director

Jane Nelson*	Director

Julio M. Quintana*	Director

Molly P. Zhang*	Director

*By:	/s/ STEPHEN P. GOTTESFELD
Stephen P. Gottesfeld Attorney-in-Fact

S-1

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

	Years Ended December 31,
	2018	2017	2016
	(in millions)
Deferred Income Tax Valuation Allowance
Balance at beginning of year	$2,815	$3,873	$2,742
Additions to deferred income tax expense	200	579	1,634
Reduction of deferred income tax expense	(54)	(443)	(503)
Additions due to Tax Cuts and Jobs Act	79	—	—
Reduction due to Tax Cuts and Jobs Act	(46)	(1,194)	—
Balance at end of year	$2,994	$2,815	$3,873

Refer to Note 9 of the Consolidated Financial Statements for additional information.

SCH-1