Form 10-Q
period 2019-03-31
NEWMONT GOLDCORP CORP /DE/
filed 2019-04-25
CIK 1164727

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2019

or

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 001-31240

NEWMONT GOLDCORP CORPORATION

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

There were 819,633,497 shares of common stock outstanding on April 18, 2019.

NEWMONT GOLDCORP CORPORATION

FIRST QUARTER 2019 RESULTS AND HIGHLIGHTS

(unaudited, in millions, except per share, per ounce and per pound)

	Three Months Ended March 31,
	2019	2018
Financial Results:
Sales	$1,803	$1,817
Gold	$1,739	$1,739
Copper	$64	$78
Costs applicable to sales (1)	$978	$1,029
Gold	$935	$982
Copper	$43	$47
Net income (loss) from continuing operations	$145	$169
Net income (loss)	$119	$191
Net income (loss) from continuing operations attributable to Newmont stockholders	$113	$170
Per common share, diluted:
Net income (loss) from continuing operations attributable to Newmont stockholders	$0.21	$0.32
Net income (loss) attributable to Newmont stockholders	$0.16	$0.36
Adjusted net income (loss) (2)	$176	$185
Adjusted net income (loss) per share, diluted (2)	$0.33	$0.35
Earnings before interest, taxes and depreciation and amortization (2)	$645	$637
Adjusted earnings before interest, taxes and depreciation and amortization (2)	$687	$644
Net cash provided by (used in) operating activities of continuing operations	$574	$266
Free Cash Flow (2)	$349	$35
Cash dividends declared per common share	$0.14	$0.14

Operating Results:
Consolidated gold ounces (thousands):
Produced	1,337	1,286
Sold	1,338	1,312
Attributable gold ounces (thousands):
Produced	1,230	1,209
Sold	1,234	1,231
Consolidated and attributable copper pounds (millions):
Produced	21	26
Sold	22	27
Average realized price:
Gold (per ounce)	$1,300	$1,326
Copper (per pound)	$2.89	$2.88
Consolidated costs applicable to sales: (1)(2)
Gold (per ounce)	$701	$748
Copper (per pound)	$1.94	$1.74
All-in sustaining costs: (2)
Gold (per ounce)	$907	$943
Copper (per pound)	$2.26	$2.07

(1)	Excludes Depreciation and amortization and Reclamation and remediation.
(2)	See “Non-GAAP Financial Measures” beginning on page 56.

First Quarter 2019 Highlights

•

Newmont Goldcorp update: On January 14, 2019, the Company entered into a definitive agreement to acquire all outstanding common shares of Goldcorp Inc. (Goldcorp) in a primarily stock transaction. On April 18, 2019, Newmont closed its acquisition of Goldcorp following receipt of all regulatory approvals and approval by Newmont’s and Goldcorp’s shareholders of the resolutions at the shareholder meetings on April 11 and April 4, 2019, respectively. As of the closing date, the combined company is known as Newmont Goldcorp Corporation, continuing to be traded on the New York Stock Exchange under the ticker NEM and listed on the Toronto Stock Exchange under the ticker NGT. The financial information included in this report represents results of Newmont Mining Corporation prior to the acquisition of Goldcorp. Results for the second quarter 2019 will reflect the financial performance of the combined company from the closing date of the Newmont Goldcorp transaction.

•

Net income (loss): Delivered Net income (loss) from continuing operations attributable to Newmont stockholders of $113 million or $0.21 per diluted share, a decrease of $57 million from the prior-year quarter primarily due to integration and transaction costs associated with the Newmont Goldcorp transaction and Nevada JV Agreement and lower average realized gold prices, partially offset by higher gold production.

•

Adjusted net income (loss): Delivered Adjusted net income (loss) of $176 million or $0.33 per diluted share, a 6% decrease from the prior-year quarter (See “Non-GAAP Financial Measures” beginning on page 56).

•	Adjusted EBITDA: Generated $687 million in Adjusted EBITDA, a 7% increase from the prior-year quarter (See “Non-GAAP Financial Measures” beginning on page 56).
•

Cash Flow: Reported Net cash provided by operating activities of continuing operations of $574 million, a 116% increase from the prior-year quarter, and free cash flow of $349 million (See “Non-GAAP Financial Measures” beginning on page 56).

•

Attributable gold production: Increased 2% to 1.23 million ounces primarily due to a full quarter of mining at Subika Underground and higher grade at Merian and Yanacocha, partially offset by reduced mining and lower grade at Kalgoorlie.

•

Portfolio improvements:  Forged strategic joint venture agreement with Barrick to create the world’s largest gold producing complex by combining the companies’ respective mining operations, assets, reserves, and talent in Nevada; completed Tanami Power Project in Australia safely and on schedule, lowering power costs and carbon emissions by 20 percent.

•

Financial Strength: Ended the quarter with net debt of $0.8 billion and $3.5 billion cash on hand supporting an investment-grade credit profile; declared a first quarter dividend of $0.14 per share; declared a one-time special dividend of $0.88 per share to be paid on May 1, 2019, to Newmont shareholders of record based on outstanding shares as of April 17, 2019, and not including any shares issued in connection with the recently completed Newmont Goldcorp transaction.

Our global project pipeline

Newmont’s capital-efficient project pipeline supports stable production with improving margins and mine life. Near-term development capital projects are presented below. Funding for Ahafo Mill Expansion and Quecher Main have been approved and these projects are in execution.

Ahafo Mill Expansion, Africa. This project is designed to maximize resource value by improving production margins and accelerating stockpile processing. The project also supports profitable development of Ahafo’s highly prospective underground resources. The expansion is expected to have an average annual gold production of between 75,000 and 100,000 ounces per year for the first five years beginning in 2020. Development capital costs (excluding capitalized interest) since approval were $133, of which $14 related to the first quarter 2019. Both first production and commercial production are expected in the fourth quarter of 2019.

Quecher Main, South America. This project will add oxide production at Yanacocha, leverage existing infrastructure and enable potential future growth at Yanacocha. First production was achieved in late 2018 with commercial production expected in the fourth quarter of 2019. Quecher Main extends the life of the Yanacocha operation to 2027 with average annual gold production of about 200,000 ounces per year (on a consolidated basis) between 2020 and 2025. Development capital costs (excluding capitalized interest) since approval were $126, of which $25 related to the first quarter 2019.

We manage our wider project portfolio to maintain flexibility to address the development risks associated with our projects including permitting, local community and government support, engineering and procurement availability, technical issues, escalating costs and other associated risks that could adversely impact the timing and costs of certain opportunities.

PART I—FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS.

NEWMONT GOLDCORP CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited, in millions except per share)

	Three Months Ended March 31,
	2019	2018
Sales (Note 4)	$1,803	$1,817

Costs and expenses:
Costs applicable to sales (1)	978	1,029
Depreciation and amortization	312	301
Reclamation and remediation (Note 5)	30	28
Exploration	41	40
Advanced projects, research and development	27	34
General and administrative	59	59
Other expense, net (Note 6)	68	11
	1,515	1,502
Other income (expense):
Other income, net (Note 7)	45	21
Interest expense, net of capitalized interest	(58)	(53)
	(13)	(32)
Income (loss) before income and mining tax and other items	275	283
Income and mining tax benefit (expense) (Note 8)	(125)	(105)
Equity income (loss) of affiliates	(5)	(9)
Net income (loss) from continuing operations	145	169
Net income (loss) from discontinued operations (Note 9)	(26)	22
Net income (loss)	119	191
Net loss (income) attributable to noncontrolling interests (Note 10)	(32)	1
Net income (loss) attributable to Newmont stockholders	$87	$192

Net income (loss) attributable to Newmont stockholders:
Continuing operations	$113	$170
Discontinued operations	(26)	22
	$87	$192
Net income (loss) per common share (Note 11):
Basic:
Continuing operations	$0.21	$0.32
Discontinued operations	(0.05)	0.04
	$0.16	$0.36
Diluted:
Continuing operations	$0.21	$0.32
Discontinued operations	(0.05)	0.04
	$0.16	$0.36

(1)	Excludes Depreciation and amortization and Reclamation and remediation.

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

NEWMONT GOLDCORP CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(unaudited, in millions)

	Three Months Ended March 31,
	2019	2018
Net income (loss)	$119	$191
Other comprehensive income (loss):
Change in marketable securities, net of tax of $- and $-, respectively	—	2
Foreign currency translation adjustments	3	(3)
Change in pension and other post-retirement benefits, net of tax of $- and $(1), respectively	4	5
Change in fair value of cash flow hedge instruments, net of tax of $- and $(1), respectively	8	4
Other comprehensive income (loss)	15	8
Comprehensive income (loss)	$134	$199

Comprehensive income (loss) attributable to:
Newmont stockholders	$102	$200
Noncontrolling interests	32	(1)
	$134	$199

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

NEWMONT GOLDCORP CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in millions)

	Three Months Ended March 31,
	2019	2018
Operating activities:
Net income (loss)	$119	$191
Adjustments:
Depreciation and amortization	312	301
Stock-based compensation (Note 13)	19	19
Reclamation and remediation	27	26
Loss (income) from discontinued operations (Note 9)	26	(22)
Deferred income taxes	21	10
Write-downs of inventory and stockpiles and ore on leach pads	44	82
Other operating adjustments	(4)	10
Net change in operating assets and liabilities (Note 23)	10	(351)
Net cash provided by (used in) operating activities of continuing operations	574	266
Net cash provided by (used in) operating activities of discontinued operations (Note 9)	(3)	(3)
Net cash provided by (used in) operating activities	571	263

Investing activities:
Additions to property, plant and mine development	(225)	(231)
Purchases of investments	(53)	(6)
Other	3	1
Net cash provided by (used in) investing activities	(275)	(236)

Financing activities:
Dividends paid to common stockholders	(76)	(76)
Distributions to noncontrolling interests	(44)	(31)
Payments for withholding of employee taxes related to stock-based compensation	(39)	(39)
Funding from noncontrolling interests	26	32
Payments on lease and other financing obligations	(10)	(1)
Repurchases of common stock	—	(64)
Net cash provided by (used in) financing activities	(143)	(179)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(3)	—
Net change in cash, cash equivalents and restricted cash	150	(152)
Cash, cash equivalents and restricted cash at beginning of period	3,489	3,298
Cash, cash equivalents and restricted cash at end of period	$3,639	$3,146

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$3,545	$3,111
Restricted cash included in Other current assets	2	1
Restricted cash included in Other noncurrent assets	92	34
Total cash, cash equivalents and restricted cash	$3,639	$3,146

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

NEWMONT GOLDCORP CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited, in millions)

	At March 31,	At December 31,
	2019	2018
ASSETS
Cash and cash equivalents	$3,545	$3,397
Trade receivables (Note 4)	209	254
Other accounts receivables	80	92
Investments (Note 16)	56	48
Inventories (Note 17)	634	630
Stockpiles and ore on leach pads (Note 18)	739	697
Other current assets	134	159
Current assets	5,397	5,277
Property, plant and mine development, net	12,264	12,258
Investments (Note 16)	336	271
Stockpiles and ore on leach pads (Note 18)	1,835	1,866
Deferred income tax assets	378	401
Other non-current assets	670	642
Total assets	$20,880	$20,715

LIABILITIES
Accounts payable	$287	$303
Employee-related benefits	230	305
Income and mining taxes payable	96	71
Debt (Note 19)	626	626
Lease and other financing obligations (Note 20)	59	27
Other current liabilities (Note 21)	517	455
Current liabilities	1,815	1,787
Debt (Note 19)	3,420	3,418
Lease and other financing obligations (Note 20)	268	190
Reclamation and remediation liabilities (Note 5)	2,499	2,481
Deferred income tax liabilities	614	612
Employee-related benefits	415	401
Other non-current liabilities (Note 21)	330	314
Total liabilities	9,361	9,203

Contingently redeemable noncontrolling interest (Note 10)	48	47

EQUITY
Common stock	860	855
Treasury Stock	(109)	(70)
Additional paid-in capital	9,632	9,618
Accumulated other comprehensive income (loss) (Note 22)	(269)	(284)
Retained earnings	385	383
Newmont stockholders' equity	10,499	10,502
Noncontrolling interests	972	963
Total equity	11,471	11,465
Total liabilities and equity	$20,880	$20,715

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

NEWMONT GOLDCORP CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(unaudited, in millions)

						Accumulated				Contingently
					Additional	Other				Redeemable
	Common Stock		Treasury Stock		Paid-In	Comprehensive	Retained	Noncontrolling	Total	Noncontrolling
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Earnings	Interests	Equity	Interest
	(in millions)
Balance at December 31, 2018	535	$855	(2)	$(70)	$9,618	$(284)	$383	$963	$11,465	$47
Cumulative-effect adjustment of adopting ASU No. 2016-02	—	—	—	—	—	—	(9)	—	(9)	—
Net income (loss)	—	—	—	—	—	—	87	31	118	1
Other comprehensive income (loss)	—	—	—	—	—	15	—	—	15	—
Dividends declared (1)	—	—	—	—	—	—	(76)	—	(76)	—
Distributions declared to noncontrolling interests	—	—	—	—	—	—	—	(44)	(44)	—
Cash calls requested from noncontrolling interests (2)	—	—	—	—	—	—	—	22	22	—
Withholding of employee taxes related to stock-based compensation	—	—	(1)	(39)	—	—	—	—	(39)	—
Stock-based awards and related share issuances	2	5	—	—	14	—	—	—	19	—
Balance at March 31, 2019	537	$860	(3)	$(109)	$9,632	$(269)	$385	$972	$11,471	$48

						Accumulated
					Additional	Other
	Common Stock		Treasury Stock		Paid-In	Comprehensive	Retained	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Earnings	Interests	Equity
	(in millions)
Balance at December 31, 2017	534	$855	(1)	$(30)	$9,592	$(292)	$410	$984	$11,519
Cumulative-effect adjustment of adopting ASU No. 2016-01	—	—	—	—	—	115	(115)	—	—
Net income (loss)	—	—	—	—	—	—	192	(1)	191
Other comprehensive income (loss)	—	—	—	—	—	8	—	—	8
Dividends declared (1)	—	—	—	—	—	—	(76)	—	(76)
Distributions declared to noncontrolling interests	—	—	—	—	—	—	—	(31)	(31)
Cash calls requested from noncontrolling interests (3)	—	—	—	—	—	—	—	28	28
Repurchase and retirement of common stock	(2)	(3)	—	—	(30)	—	(31)	—	(64)
Withholding of employee taxes related to stock-based compensation	—	—	(1)	(39)	—	—	—	—	(39)
Stock-based awards and related share issuances	3	5	—	—	14	—	—	—	19
Balance at March 31, 2018	535	$857	(2)	$(69)	$9,576	$(169)	$380	$980	$11,555

(1)	Cash dividends declared per common share was $0.14 for the three months ended March 31, 2019 and 2018.
(2)

Cash calls requested from noncontrolling interests of $22 for the three months ended March 31, 2019, represent cash calls requested from Staatsolie for the Merian mine. Staatsolie paid an additional $4 related to prior periods during the three months ended March 31, 2019.

(3)

Cash calls requested from noncontrolling interests of $28 for the three months ended March 31, 2018 represent cash calls requested from Staatsolie for the Merian mine. Staatsolie paid an additional $4 related to prior periods during the three months ended March 31, 2018.

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

NEWMONT GOLDCORP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

NOTE 1     BASIS OF PRESENTATION

The interim Condensed Consolidated Financial Statements (“interim statements”) of Newmont Goldcorp Corporation, a Delaware corporation, formerly Newmont Mining Corporation, and its subsidiaries (collectively, “Newmont” or the “Company”) are unaudited. In the opinion of management, all adjustments (including normal recurring adjustments) and disclosures necessary for a fair presentation of these interim statements have been included. The results reported in these interim statements are not necessarily indicative of the results that may be reported for the entire year and represent the results of Newmont prior to the acquisition of Goldcorp, Inc. (“Goldcorp”). These interim statements should be read in conjunction with Newmont’s Consolidated Financial Statements for the year ended December 31, 2018, filed on February 21, 2019 on Form 10-K. The year-end balance sheet data was derived from the audited financial statements and, in accordance with the instructions to Form 10-Q, certain information and footnote disclosures required by United States (“U.S.”) generally accepted accounting principles (“GAAP”) have been condensed or omitted. References to “A$” refers to Australian currency and “C$” refers to Canadian currency.

On January 14, 2019, the Company entered into a definitive agreement (as amended by the first amendment to the arrangement agreement, dated as of February 19, 2019, the “Arrangement Agreement”), which closed on April 18, 2019. Under the terms of the Arrangement Agreement, the Company acquired all outstanding common shares of Goldcorp in a primarily stock transaction (the “Newmont Goldcorp transaction”). Goldcorp shareholders received 0.3280 shares of Newmont’s common stock and $0.02 in cash for each Goldcorp common share they owned, valued at $9.4 billion and $17, respectively. At the closing date, the combined company is now known as Newmont Goldcorp Corporation. For further information regarding subsequent events that occurred as a result of closing of the Newmont Goldcorp transaction, see Note 26.

On March 10, 2019, the Company entered into an implementation agreement with Barrick Gold Corporation (“Barrick”) to establish a joint venture that will combine certain mining operations and assets located in Nevada and historically included in the Company’s North America reportable segment and certain of Barrick’s Nevada mining operations and assets (the “Nevada JV Agreement”). Pursuant to the terms of the Nevada JV Agreement, Barrick and the Company will hold economic interests in the joint venture equal to 61.5% and 38.5%, respectively. Barrick will operate the joint venture with overall management responsibility and will be subject to the supervision and direction of the joint venture’s Board of Managers, which will be comprised of three managers appointed by Barrick and two managers appointed by Newmont. The Company and Barrick will have an equal number of representatives on the joint venture’s technical, finance and exploration advisory committees. Establishment of the joint venture is subject to the usual conditions, including regulatory approvals, and is expected to be completed in the coming months.

In connection with entering into the Nevada JV Agreement, Newmont entered into a mutual two-year standstill agreement with Barrick (the “standstill agreement”). Accordingly, Barrick withdrew its previously announced acquisition proposal for an all-stock acquisition of Newmont and the notice of intent received from a Barrick subsidiary to propose stockholder business at the 2019 annual meeting of stockholders of Newmont. The standstill agreement will terminate two years from the date the joint venture is consummated, or sooner under certain circumstances involving the termination of the Nevada JV Agreement.

.

.

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

NEWMONT GOLDCORP CORPORATION

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

Leases

The Company adopted Accounting Standards Codification (“ASC”) 842, Leases, on January 1, 2019. Changes to the Company’s accounting policy as a result of adoption are discussed below.

The Company determines if a contractual arrangement represents or contains a lease at inception. Operating leases are included in Other non-current assets and Other current and non-current liabilities in the Consolidated Balance Sheets. Finance leases are included in Property, plant and mine development, net and current and non-current Lease and other financing obligations in the Consolidated Balance Sheets.

Operating and finance lease right-of-use ("ROU") assets and lease liabilities are recognized at the commencement date based on the present value of the future lease payments over the lease term. When the rate implicit to the lease cannot be readily determined, the Company utilizes its incremental borrowing rate in determining the present value of the future lease payments. The incremental borrowing rate is derived from information available at the lease commencement date and represents the rate of interest that the Company would have to pay to borrow on a collateralized basis over a similar term and amount equal to the lease payments in a similar economic environment. The ROU asset includes any lease payments made and lease incentives received prior to the commencement date. Operating lease ROU assets also include any cumulative prepaid or accrued rent when the lease payments are uneven throughout the lease term. The ROU assets and lease liabilities may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option.

The Company has lease arrangements that include both lease and non-lease components. The Company accounts for each separate lease component and its associated non-lease components as a single lease component for the majority of its asset classes.  Additionally, for certain lease arrangements that involve leases of similar assets, the Company applies a portfolio approach to effectively account for the underlying ROU assets and lease liabilities.

Recently Adopted Accounting Pronouncements

Leases

In February 2016, ASU No. 2016-02 was issued which, together with subsequent amendments, is included in ASC 842, Leases. The standard was issued to increase transparency and comparability among organizations by requiring the recognition of ROU assets and lease liabilities on the balance sheet for all leases with an initial term greater than one year. Certain qualitative and quantitative disclosures are also required.

The Company adopted this standard as of January 1, 2019 using the modified retrospective approach. Upon adoption, the Company recognized a cumulative-effect adjustment of $9 to the opening balance of retained earnings. The comparative information has not been adjusted and continues to be reported under the accounting standard in effect for those periods.

The new standard offers a number of optional practical expedients of which the Company elected the following:

NEWMONT GOLDCORP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

Transition elections: The Company elected the land easements practical expedient whereby existing land easements were not reassessed under the new standard.

Ongoing accounting policy elections: The Company elected the short-term lease recognition exemption whereby ROU assets and lease liabilities will not be recognized for leasing arrangements with terms less than one year. The Company elected the practical expedient to not separate lease and non-lease components for the majority of its underlying asset classes.

Based on contracts outstanding at January 1, 2019, the adoption of the new standard resulted in the recognition of additional operating lease ROU assets and lease liabilities of $46 and $47, respectively, and finance lease ROU assets and lease liabilities of $85 and $93, respectively. Additionally, the Company reclassified $19 from Other non-current Assets, $3 from Other current liabilities and $28 from Other non-current liabilities into Property, plant and mine development, net, current Lease and other financing obligations and non-current Lease and other financing obligations, respectively. Adoption of this standard did not have a material impact to the Consolidated Statements of Operations or the Consolidated Statements of Cash Flows. For required qualitative and quantitative disclosures related to leasing arrangements beginning in the period of adoption,  see Note 20.

Recently Issued Accounting Pronouncements

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

NEWMONT GOLDCORP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

Unless otherwise noted, the Company presents only the reportable segments of its continuing operations in the tables below. The financial information relating to the Company’s segments is as follows:

				Advanced	Income (Loss)
		Costs	Depreciation	Projects, Research	before Income
		Applicable	and	and Development	and Mining Tax	Capital
	Sales	to Sales	Amortization	and Exploration	and Other Items	Expenditures(1)
Three Months Ended March 31, 2019
Carlin	$279	$184	$55	$8	$28	$29
Phoenix:
Gold	66	48	13
Copper	21	13	4
Total Phoenix	87	61	17	—	8	7
Twin Creeks	100	51	13	2	36	16
Long Canyon	66	20	20	5	21	5
CC&V	97	66	23	3	4	2
Other North America	—	—	—	5	(5)	1
North America	629	382	128	23	92	60

Yanacocha	180	93	25	4	43	45
Merian	191	71	23	1	94	11
Other South America	—	—	4	9	(16)	—
South America	371	164	52	14	121	56

Boddington:
Gold	218	146	26
Copper	43	30	6
Total Boddington	261	176	32	—	48	14
Tanami	171	69	20	5	76	27
Kalgoorlie	71	50	6	1	13	7
Other Australia	—	—	2	2	(5)	1
Australia	503	295	60	8	132	49

Ahafo	177	86	34	5	47	48
Akyem	123	51	34	3	34	11
Other Africa	—	—	—	1	(3)	—
Africa	300	137	68	9	78	59

Corporate and Other	—	—	4	14	(148)	1
Consolidated	$1,803	$978	$312	$68	$275	$225

(1)	Consolidated capital expenditures on a cash basis were $225.

NEWMONT GOLDCORP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

				Advanced	Income (Loss)
		Costs	Depreciation	Projects, Research	before Income
		Applicable	and	and Development	and Mining Tax	Capital
	Sales	to Sales	Amortization	and Exploration	and Other Items	Expenditures(1)
Three Months Ended March 31, 2018
Carlin	$304	$199	$52	$7	$42	$30
Phoenix:
Gold	100	62	15
Copper	26	16	4
Total Phoenix	126	78	19	1	26	7
Twin Creeks	110	64	15	2	31	18
Long Canyon	59	16	19	6	19	3
CC&V	83	39	15	2	26	9
Other North America	—	—	—	4	(6)	2
North America	682	396	120	22	138	69

Yanacocha	143	114	30	10	(28)	16
Merian	166	67	22	3	74	22
Other South America	—	—	3	7	(16)	—
South America	309	181	55	20	30	38

Boddington:
Gold	210	128	23
Copper	52	31	6
Total Boddington	262	159	29	—	74	16
Tanami	167	76	19	6	67	21
Kalgoorlie	117	60	6	3	48	8
Other Australia	—	—	1	2	(2)	1
Australia	546	295	55	11	187	46

Ahafo	138	90	26	4	16	62
Akyem	142	67	42	3	24	10
Other Africa	—	—	—	1	(2)	—
Africa	280	157	68	8	38	72

Corporate and Other	—	—	3	13	(110)	4
Consolidated	$1,817	$1,029	$301	$74	$283	$229

(1)      Includes a decrease in accrued capital expenditures of $2; consolidated capital expenditures on a cash basis were $231.

NEWMONT GOLDCORP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

NOTE 4     SALES

The following table presents the Company’s Sales by mining operation, product and inventory type:

		Gold Sales	Copper Sales
	Gold Sales	from	from	Copper Sales
	from Doré	Concentrate	Concentrate	from Cathode
	Production	Production	Production	Production	Total Sales
Three Months Ended March 31, 2019
Carlin	$279	$—	$—	$—	$279
Phoenix	27	39	7	14	87
Twin Creeks	100	—	—	—	100
Long Canyon	66	—	—	—	66
CC&V	97	—	—	—	97
North America	569	39	7	14	629

Yanacocha	180	—	—	—	180
Merian	191	—	—	—	191
South America	371	—	—	—	371

Boddington	52	166	43	—	261
Tanami	171	—	—	—	171
Kalgoorlie	71	—	—	—	71
Australia	294	166	43	—	503

Ahafo	177	—	—	—	177
Akyem	123	—	—	—	123
Africa	300	—	—	—	300

Consolidated	$1,534	$205	$50	$14	$1,803

NEWMONT GOLDCORP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

		Gold Sales	Copper Sales
	Gold Sales	from	from	Copper Sales
	from Doré	Concentrate	Concentrate	from Cathode
	Production	Production	Production	Production	Total Sales
Three Months Ended March 31, 2018
Carlin	$304	$—	$—	$—	$304
Phoenix	41	59	12	14	126
Twin Creeks	110	—	—	—	110
Long Canyon	59	—	—	—	59
CC&V	83	—	—	—	83
North America	597	59	12	14	682

Yanacocha	143	—	—	—	143
Merian	166	—	—	—	166
South America	309	—	—	—	309

Boddington	59	151	52	—	262
Tanami	167	—	—	—	167
Kalgoorlie	117	—	—	—	117
Australia	343	151	52	—	546

Ahafo	138	—	—	—	138
Akyem	142	—	—	—	142
Africa	280	—	—	—	280

Consolidated	$1,529	$210	$64	$14	$1,817

The following table details the receivables included within Trade receivables:

	At March 31,	At December 31,
	2019	2018
Receivables from Sales:
Gold sales from doré	$55	$40
Gold and copper sales from concentrate production	153	211
Copper sales from cathode production	1	3
Total receivables from Sales	$209	$254

The impact to Sales from revenue initially recognized in previous periods due to the changes in the final pricing and changes in quantities resulting from assays is an increase (decrease) of $4 and $(1), respectively, for the three months ended March 31, 2019 and an increase of $1 and $2, respectively, for the three months ended March 31, 2018.

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

NEWMONT GOLDCORP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

The Company’s Reclamation and remediation expense consisted of:

	Three Months Ended
	March 31,
	2019	2018
Reclamation accretion	$26	$24

Remediation adjustments	3	3
Remediation accretion	1	1
Total remediation expense	4	4
	$30	$28

The following are reconciliations of Reclamation and remediation liabilities:

	2019	2018
Reclamation balance at January 1,	$2,316	$2,144
Additions, changes in estimates and other	2	—
Payments, net	(7)	(5)
Accretion expense	26	24
Reclamation balance at March 31,	$2,337	$2,163

	2019	2018
Remediation balance at January 1,	$279	$304
Additions, changes in estimates and other	—	—
Payments, net	(4)	(5)
Accretion expense	1	1
Remediation balance at March 31,	$276	$300

The current portion of reclamation liabilities was $64 and $65 at March 31, 2019 and December 31, 2018, respectively, and was included in Other current liabilities. The current portion of remediation liabilities was $50 and $49 at March 31, 2019 and December 31, 2018, respectively, and was included in Other current liabilities. At March 31, 2019 and December 31, 2018, $2,337 and $2,316, respectively, were accrued for reclamation obligations relating to operating properties.

The Company is also involved in several matters concerning environmental remediation obligations associated with former, primarily historic, mining activities. Generally, these matters concern developing and implementing remediation plans at the various sites involved. At March 31, 2019 and December 31, 2018, $276 and $279, respectively, were accrued for such environmental remediation obligations. Depending upon the ultimate resolution of these matters, the Company believes that it is reasonably possible that the liability for these matters could be as much as 40% greater or 0% lower than the amount accrued at March 31, 2019. These amounts are included in Other current liabilities and Reclamation and remediation liabilities. The amounts accrued are reviewed periodically based upon facts and circumstances available at the time. Changes in estimates are recorded in Reclamation and remediation in the period estimates are revised.

Included in Other non-current assets at March 31, 2019 and December 31, 2018 are $43 and $42, respectively, of non-current restricted cash held for purposes of settling reclamation and remediation obligations. Of the amounts at March 31, 2019, $32 was related to the Ahafo and Akyem mines in Ghana, Africa, $8 was related to the Con mine in Yellowknife, NWT, Canada, $2 was related to the San Jose Reservoir in Yanacocha, Peru and $1 was related to the Midnite mine in Washington state. Of the amounts at December 31, 2018, $32 was related to the Ahafo and Akyem mines, $8 was related to the Con mine and $2 was related to the San Jose Reservoir.

Included in Other non-current assets at March 31, 2019 and December 31, 2018 are $59 and $57, respectively, of non-current restricted investments, which are legally pledged for purposes of settling reclamation and remediation obligations related to the San Jose Reservoir, Midnite mine site and for various locations in Nevada.

NEWMONT GOLDCORP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

Refer to Note 25 for further discussion of reclamation and remediation matters.

NOTE 6     OTHER EXPENSE, NET

	Three Months Ended
	March 31,
	2019	2018
Goldcorp transaction and integration costs	$45	$—
Nevada JV transaction and implementation costs	12	—
Restructuring and other	5	6
Impairment of long-lived assets	1	—
Other	5	5
	$68	$11

Goldcorp transaction and integration costs. Goldcorp transaction and integration costs primarily include legal and consulting services for due diligence, transaction and integration related costs associated with the Newmont Goldcorp transaction.

Nevada JV transaction and implementation costs. Nevada JV transaction and implementation costs primarily represent legal costs incurred related to the Nevada JV Agreement, including hostile defense fees.

Restructuring and other. Restructuring and other primarily represents certain costs associated with severance and legal settlements for all periods presented.

NOTE 7     OTHER INCOME, NET

	Three Months Ended
	March 31,
	2019	2018
Interest	$21	$11
Change in fair value of investments	21	—
Gain (loss) on asset and investment sales, net	1	(1)
Impairment of investments	(1)	—
Foreign currency exchange, net	(2)	7
Other	5	4
	$45	$21

Foreign currency exchange, net. Because the majority of the Company’s balances are denominated in U.S. dollars, foreign currency exchange gains (losses) are recognized on balances to be satisfied in local currencies. These balances primarily relate to the timing of payments for employee-related benefits and other current liabilities in Australia, Peru and Suriname.

NEWMONT GOLDCORP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

NOTE 8     INCOME AND MINING TAXES

A reconciliation of the U.S. federal statutory tax rate to the Company’s effective income tax rate follows:

	Three Months Ended March 31,
	2019		2018
Income (loss) before income and mining tax and other items		$275		$283

U.S. Federal statutory tax rate	21%	$58	21%	$59
Reconciling items:
Percentage depletion	(5)	(13)	(6)	(17)
Change in valuation allowance on deferred tax assets	11	29	6	18
Foreign rate differential	13	36	11	31
Mining and other taxes	8	23	7	21
Other	(2)	(8)	(2)	(7)
Income and mining tax expense	46%	$125	37%	$105

 NOTE 9     NET INCOME (LOSS) FROM DISCONTINUED OPERATIONS

The details of Net income (loss) from discontinued operations are set forth below:

	Three Months Ended March 31,
	2019	2018
Holt royalty obligation	$(27)	$19
Batu Hijau contingent consideration and other (1)	1	3
Net income (loss) from discontinued operations	$(26)	$22

(1)	See Note 15 for details on the Batu Hijau contingent consideration.

The Holt Royalty Obligation

At March 31, 2019 and December 31, 2018, the estimated fair value of the Holt royalty obligation was $185 and $161, respectively. Changes to the estimated fair value resulting from periodic revaluations are recorded to Net income (loss) from discontinued operations, net of tax. During the three months ended March 31, 2019 and 2018, the Company recorded a gain (loss) of $(27) and $19, net of tax benefit (expense) of $- and $(4), respectively, related to the Holt royalty obligation.

The Company paid $3 during the three months ended March 31, 2019 and 2018, related to the Holt royalty obligation. Refer to Note 14 for additional information on the Holt royalty obligation.

NOTE 10     NET INCOME (LOSS) ATTRIBUTABLE TO NONCONTROLLING INTERESTS

	Three Months Ended
	March 31,
	2019	2018
Merian	$23	$17
Yanacocha	9	(18)
	$32	$(1)

Newmont has a 75.0% economic interest in Suriname Gold Project C.V. (“Merian”), with the remaining interests held by Staatsolie Maatschappij Suriname N.V. (“Staatsolie”), a company wholly owned by the Republic of Suriname. Newmont consolidates Merian, through its wholly-owned subsidiary, Newmont Suriname LLC., in its Condensed Consolidated Financial Statements as the primary beneficiary of Merian, which is a variable interest entity.

NEWMONT GOLDCORP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

In June 2018, Yanacocha sold a  5% ownership interest to Summit Global Management II VB, a subsidiary of Sumitomo Corporation (“Sumitomo”), in exchange for $48 in cash, which resulted in Newmont’s ownership in Yanacocha decreasing from 54.05% to 51.35%, with the remaining interest held by Compañia de Minas Buenaventura, S.A.A. (“Buenaventura”) (which decreased from 45.95% to 43.65%).

Under the terms of the transaction, Sumitomo has the option to require Yanacocha to repurchase the interest for $48 if the Yanacocha Sulfides project does not adequately progress by June 2022 or if the project is approved with an incremental rate of return below a contractually agreed upon rate. Consequently, Sumitomo’s interest has been classified outside of permanent equity as Contingently redeemable noncontrolling interest on the Condensed Consolidated Balance Sheets. Under the terms of the agreement, the cash paid by Sumitomo at closing has been placed in escrow for repayment in the event the option is exercised. The Company continues to consolidate Yanacocha in its Condensed Consolidated Financial Statements under the voting interest model.

The following summarizes the assets and liabilities of Merian (including noncontrolling interests):

	At March 31,	At December 31,
	2019	2018
Current assets:
Cash and cash equivalents	$69	$40
Trade receivables	53	38
Inventories	79	82
Stockpiles and ore on leach pads	40	35
Other current assets (1)	2	5
	243	200
Non-current assets:
Property, plant and mine development, net	757	766
Other non-current assets (2)	4	4
Total assets	$1,004	$970

Current liabilities:
Accounts payable	$24	$23
Other current liabilities (3)	28	27
	52	50
Non-current liabilities:
Reclamation and remediation liabilities	26	25
Other non-current liabilities (4)	3	1
Total liabilities	$81	$76

(1)	Other current assets include other accounts receivables, prepaid assets and other current assets.
(2)	Other non-current assets include intangibles, stockpiles and ore on leach pads.
(3)	Other current liabilities include employee-related benefits and other current liabilities.
(4)	Other non-current liabilities include employee-related benefits.

NEWMONT GOLDCORP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

NOTE 11    NET INCOME (LOSS) PER COMMON SHARE

Basic net income (loss) per common share is computed by dividing income available to Newmont common stockholders by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per common share is computed similarly, except that weighted average common shares is increased to reflect all dilutive instruments, including employee stock awards. The dilutive effects of Newmont’s dilutive securities are calculated using the treasury stock method and only those instruments that result in a reduction in net income per share are included in the calculation.

	Three Months Ended
	March 31,
	2019	2018
Net income (loss) attributable to Newmont stockholders:
Continuing operations	$113	$170
Discontinued operations	(26)	22
	$87	$192

Weighted average common shares (millions):
Basic	534	534
Effect of employee stock-based awards	—	1
Diluted	534	535

Net income (loss) per common share attributable to Newmont stockholders:
Basic:
Continuing operations	$0.21	$0.32
Discontinued operations	(0.05)	0.04
	$0.16	$0.36
Diluted:
Continuing operations	$0.21	$0.32
Discontinued operations	(0.05)	0.04
	$0.16	$0.36

The Company withheld 1 million shares during the three months ended March 31, 2019 and 2018, respectively, for payments of employee withholding taxes related to the vesting of stock awards.

NEWMONT GOLDCORP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

NOTE 12    EMPLOYEE PENSION AND OTHER BENEFIT PLANS

	Three Months Ended
	March 31,
	2019	2018
Pension benefit costs (credits), net (1):
Service cost	$7	$8
Interest cost	11	10
Expected return on plan assets	(16)	(17)
Amortization, net	6	8
	$8	$9

	Three Months Ended
	March 31,
	2019	2018
Other benefit costs (credits), net (1):
Interest cost	$1	$1
Amortization, net	(2)	(2)
	$(1)	$(1)

(1)	Service costs are included in Costs applicable to sales or General and administrative and the other components of benefit costs and settlements are included in Other income, net.

.

NOTE 13    STOCK-BASED COMPENSATION

	Three Months Ended
	March 31,
	2019	2018
Stock-based compensation:
Restricted stock units	$11	$10
Performance leveraged stock units	8	9
	$19	$19

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

NEWMONT GOLDCORP CORPORATION

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

	Fair Value at March 31, 2019
	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$3,545	$3,545	$—	$—
Restricted cash	94	94	—	—
Trade receivable from provisional gold and copper concentrate sales, net	153	—	153	—
Marketable equity securities	73	60	13	—
Marketable debt securities	33	—	—	33
Continental conversion option	20	—	20	—
Restricted marketable debt securities	52	21	31	—
Restricted other assets	7	7	—	—
Batu Hijau contingent consideration	27	—	—	27
	$4,004	$3,727	$217	$60
Liabilities:
Debt (1)	$4,496	$—	$4,496	$—
Holt royalty obligation	185	—	—	185
	$4,681	$—	$4,496	$185

	Fair Value at December 31, 2018
	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$3,397	$3,397	$—	$—
Restricted cash	92	92	—	—
Trade receivable from provisional gold and copper concentrate sales, net	209	—	209	—
Marketable equity securities	127	114	13	—
Restricted marketable debt securities	51	21	30	—
Restricted other assets	6	6	—	—
Batu Hijau contingent consideration	26	—	—	26
	$3,908	$3,630	$252	$26
Liabilities:
Debt (1)	$4,229	$—	$4,229	$—
Diesel derivative contracts	5	—	5	—
Holt royalty obligation	161	—	—	161
	$4,395	$—	$4,234	$161

(1)

Debt is carried at amortized cost. The outstanding carrying value was $4,046 and $4,044 at March 31, 2019 and December 31, 2018, respectively. The fair value measurement of debt was based on an independent third party pricing source.

The fair values of the derivative instruments in the table above are presented on a net basis. The gross amounts related to the fair value of the derivatives instruments above are included in Note 15. All other fair value disclosures in the above table are presented on a gross basis.

The Company’s cash and cash equivalents and restricted cash (which includes restricted cash and cash equivalent) instruments are classified within Level 1 of the fair value hierarchy because they are based on quoted market prices in active markets and are primarily money market securities and U.S. Treasury securities.

NEWMONT GOLDCORP CORPORATION

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

The Company’s marketable debt securities consist of an unrestricted sixty-two month convertible debenture with Continental Gold Inc. (“Continental”) (the “Continental Convertible Debt”). The estimated fair value was determined using a discounted cash flow model, with an internally derived discount rate. It has been classified within Level 3 of the fair value hierarchy.

The Continental conversion option is an embedded derivative in the Continental Convertible Debt agreement, further discussed in Note 16. It is valued using a Black-Scholes model using quoted market prices in active markets of the underlying security. As the option itself is not traded on the exchange, this instrument is classified within Level 2 of the fair value hierarchy.

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

NEWMONT GOLDCORP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

The following tables set forth a summary of the quantitative and qualitative information related to the unobservable inputs used in the calculation of the Company’s Level 3 financial assets and liabilities at March 31, 2019 and December 31, 2018:

	At March 31,			Range/Weighted
Description	2019	Valuation technique	Unobservable input	average
Continental Convertible Debt	$33	Discounted cash flow	Discount rate	14.62%
Batu Hijau contingent consideration	$27	Monte Carlo	Discount rate	16.60%
			Short-term copper price	$2.82
			Long-term copper price	$3.00
Holt royalty obligation	$185	Monte Carlo	Discount rate	3.58%
			Short-term gold price	$1,304
			Long-term gold price	$1,300
			Gold production scenarios (in 000's of ounces)	285 - 1,528

	At December 31,			Range/Weighted
Description	2018	Valuation technique	Unobservable input	average
Batu Hijau contingent consideration	$26	Monte Carlo	Discount rate	16.60%
			Short-term copper price	$2.80
			Long-term copper price	$3.00
Holt royalty obligation	$161	Monte Carlo	Discount rate	4.11%
			Short-term gold price	$1,228
			Long-term gold price	$1,300
			Gold production scenarios (in 000's of ounces)	302 - 1,544

The following tables set forth a summary of changes in the fair value of the Company’s Level 3 financial assets and liabilities:

	Continental	Batu Hijau		Holt
	Convertible	Contingent	Total	Royalty	Total
	Debt (1)	Consideration (2)	Assets	Obligation (2)	Liabilities
Fair value at December 31, 2018	$—	$26	$26	$161	$161
Additions and settlements	33	—	33	(3)	(3)
Revaluation	—	1	1	27	27
Fair value at March 31, 2019	$33	$27	$60	$185	$185

	Batu Hijau		Holt
	Contingent	Total	Royalty	Total
	Consideration (2)	Assets	Obligation (2)	Liabilities
Fair Value at December 31, 2017	$23	$23	$243	$243
Settlements	—	—	(3)	(3)
Revaluation	4	4	(23)	(23)
Fair Value at March 31, 2018	$27	$27	$217	$217

(1)	The gain (loss) recognized is included in Other comprehensive income (loss).
(2)	The gain (loss) recognized is included in Net income (loss) from discontinued operations.

NOTE 15    DERIVATIVE INSTRUMENTS

The Company’s strategy is to provide shareholders with leverage to changes in gold and copper prices by selling its production at spot market prices. Consequently, the Company does not hedge its gold and copper sales. The Company has and continues to manage certain risks associated with commodity input costs, interest rates and foreign currencies using the derivative market.

NEWMONT GOLDCORP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

Cash Flow Hedges

The Company uses hedge programs to mitigate the variability of its operating costs primarily related to diesel price fluctuations. Upon adoption of ASU No. 2017-12 during 2018, the Company initiated new diesel hedge programs for all of its Nevada sites in North America, Merian in South America and Boddington, Tanami and Kalgoorlie in Australia. As a result of the Nevada JV Agreement, the Company has settled all of its outstanding diesel hedge contracts for its Nevada sites in North America as of March 31, 2019, for a nominal amount. There were nominal amounts included in Accumulated other comprehensive income related to the outstanding diesel hedges at the time of settlement.

The following diesel contracts were transacted for risk management purposes and qualify as cash flow hedges. The unrealized changes in market value have been recorded in Accumulated other comprehensive income (loss) and are reclassified to income during the period in which the hedged transaction affects earnings, or when the hedged transaction becomes probable of not occurring.

The Company has the following diesel derivative contracts outstanding at March 31, 2019:

	Expected Maturity Date
	2019	2020	2021	2022	Average
Diesel Fixed Forward Contracts:
South America
Diesel gallons (millions)	—	2	—	—	2
Average rate ($/gallon)	2.07	1.89	2.00	—	1.93

Australia
Diesel barrels (thousands)	34	108	72	1	215
Average rate ($/barrel)	83.58	79.40	83.53	76.97	81.43

The hedging instruments at the sites above consist of a series of financially settled fixed forward contracts, which run through the fourth quarter of 2021 in South America and the first quarter of 2022 in Australia.

Derivative Instrument Fair Values

The fair value of the Company’s derivative instruments designated as cash flow hedges at March 31, 2019 was nominal. The fair value of the Company’s derivative instruments designated as cash flow hedges at December 31, 2018 was $2 and $3, and were classified in Other current liabilities and Other non-current liabilities, respectively.

As of March 31, 2019 and December 31, 2018, all hedging instruments held by the Company were subject to enforceable master netting arrangements held with various financial institutions. In general, the terms of the Company’s agreements provide for offsetting of amounts payable or receivable between it and the counterparty, at the election of both parties, for transactions that occur on the same date and in the same currency. The Company’s agreements also provide that in the event of an early termination, the counterparties have the right to offset amounts owed or owing under that and any other agreement with the same counterparty. The Company’s accounting policy is to not offset these positions in its accompanying balance sheets. As of March 31, 2019 and December 31, 2018, the potential effect of netting derivative assets against liabilities due to the master netting agreement was not significant.

NEWMONT GOLDCORP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

The following table shows the location and effect of cash flow hedge accounting in the Company’s Condensed Consolidated Statements of Operations.

	(Gain) Loss Recognized from Cash Flow Hedges
	Three Months Ended March 31,
	2019	2018
Total Costs applicable to sales	$978	$1,029
Amount of (gain) loss reclassified from Accumulated other comprehensive income (loss) into income (loss) from foreign currency hedging instruments	$—	$3
Amount of (gain) loss reclassified from Accumulated other comprehensive income (loss) into income (loss) from diesel hedging instruments	$1	$(2)
Total Interest expense, net of capitalized interest	$58	$53
Amount of (gain) loss reclassified from Accumulated other comprehensive income (loss) into income (loss) from discontinued interest rate hedging instruments	$3	$3

The following table shows the amount of (gains) losses reported in the Company’s Condensed Consolidated Financial Statements related to the Company’s cash flow hedges.

	Foreign Currency		Diesel Fixed		Interest
	Exchange Contracts		Forward Contracts		Rate Contracts
	2019	2018	2019	2018	2019	2018
For the three months ended March 31,
Cash flow hedging relationships:
(Gain) loss recognized in Other comprehensive income (loss)	$—	$—	$(4)	$(1)	$—	$—
(Gain) loss reclassified from Accumulated other comprehensive income (loss) into income (loss)	$—	$3	$1	$(2)	$3	$3

Over the next 12 months, the Company expects to reclassify a loss of  approximately $12, net of tax, from Accumulated other comprehensive income (loss) to income.

Batu Hijau Contingent Consideration

Consideration received by the Company in conjunction with the sale of PT Newmont Nusa Tenggara included the Contingent Payment and the Elang Development deferred payment deeds, which were determined to be financial instruments that met the definition of a derivative, but did not qualify for hedge accounting, under ASC 815. See Note 14 for additional information. Contingent consideration of $27 and $26 was included in Other non-current assets in the Company's Condensed Consolidated Balance Sheets as of March 31, 2019 and December 31, 2018, respectively.

Continental Conversion Option

In March 2019, Newmont entered into a $50 million convertible debt agreement with Continental. The debt is convertible into common shares of Continental at a price of C$3.00 per share. The conversion feature has been identified as an embedded derivative, which has been bifurcated from the host instrument and included in other noncurrent investments. See Note 16 for additional information. The conversion option was valued at $20 and included in Investments in the Company's Condensed Consolidated Balance Sheets as of March 31, 2019.

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

NEWMONT GOLDCORP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

The impact to Sales from revenue recognized due to the changes in the final pricing is a (decrease) increase of $3 and $(2) for the three months ended March 31, 2019 and 2018, respectively.

At March 31, 2019, Newmont had gold and copper sales of 62,000 ounces and 19 million pounds priced at an average of $1,302 per ounce and $2.94 per pound, respectively, subject to final pricing over the next several months.

NOTE 16    INVESTMENTS

	At March 31, 2019	At December 31, 2018
Current:
Marketable equity securities	$56	$48

Non-current:
Marketable equity securities	17	79
Marketable debt securities	33	—
Continental conversion option	20	—
	70	79

Equity method investments:
TMAC Resources Inc. (28.55%)	109	109
Maverix Metals Inc. (27.82%)	77	76
Continental Gold, Inc. (19.90%)	73	—
Minera La Zanja S.R.L. (46.94%)	7	7
	266	192
	$336	$271

Non-current restricted investments: (1)
Marketable debt securities (2)	$52	$51
Other assets	7	6
	$59	$57

(1)

Non-current restricted investments are legally pledged for purposes of settling reclamation and remediation obligations and are included in Other non-current assets. For further information regarding these amounts, see Note 5.

(2)	There were nominal unrealized gains or losses recorded in Accumulated other comprehensive income (loss) as of March 31, 2019 and December 31, 2018, respectively, related to marketable debt securities.

.

In March 2019, Newmont entered into a $50 million convertible debt agreement with Continental. The debt is convertible into common shares of Continental at a price of C$3.00 per share. The debt is an unrestricted marketable debt security and is classified as available-for-sale. The conversion option has been identified as an embedded derivative, which has been bifurcated and included in non-current investments. Additionally, during the first quarter of 2019, the Company determined that based on its evolving roles on advisory committees and its support for recent financing events, Newmont now has the ability to exercise significant influence over Continental and concluded that the investment now qualifies as an equity method investment. As a result, the Company reclassified its existing Continental marketable equity security to an equity method investment. The fair value of the marketable equity security was $73, which formed the new basis for the equity method investment.

NOTE 17    INVENTORIES

	At March 31,	At December 31,
	2019	2018
Materials and supplies	$436	$439
In-process	115	104
Concentrate and copper cathode	41	61
Precious metals	42	26
	$634	$630

NEWMONT GOLDCORP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

NOTE 18    STOCKPILES AND ORE ON LEACH PADS

	At March 31,	At December 31,
	2019	2018
Current:
Stockpiles	$412	$395
Ore on leach pads	327	302
	$739	$697
Non-current:
Stockpiles	$1,428	$1,429
Ore on leach pads	407	437
	$1,835	$1,866
Total:
Stockpiles	$1,840	$1,824
Ore on leach pads	734	739
	$2,574	$2,563

	Stockpiles		Leach pads
	At March 31,	At December 31,	At March 31,	At December 31,
	2019	2018	2019	2018
Stockpiles and ore on leach pads:
Carlin	$248	$263	$182	$186
Phoenix	36	32	34	32
Twin Creeks	332	320	27	25
Long Canyon	—	—	45	45
CC&V	17	23	271	278
Yanacocha	59	71	175	173
Merian	40	35	—	—
Boddington	466	458	—	—
Tanami	4	2	—	—
Kalgoorlie	119	121	—	—
Ahafo	422	417	—	—
Akyem	97	82	—	—
	$1,840	$1,824	$734	$739

During the three months ended March 31, 2019, the Company recorded write-downs of $42 and $15, classified as components of Costs applicable to sale and Depreciation and amortization, respectively, to reduce the carrying value of stockpiles and ore on leach pads to net realizable value. Of the write-downs during the three months ended March 31, 2019,  $24 is related to Carlin, $3 to Twin Creeks, $4 to CC&V, $9 to Yanacocha, $8 to Boddington and $9 to Akyem.

During the three months ended March 31, 2018, the Company recorded write-downs of $79 and $29, classified as components of Costs applicable to sales and Depreciation and amortization, respectively, to reduce the carrying value of stockpiles and ore on leach pads to net realizable value. Of the write-downs during the three months ended March 31, 2018,  $26 was related to Carlin, $16 to Twin Creeks, $24 to Yanacocha, $20 to Ahafo and $22 to Akyem.

NOTE 19    DEBT

Scheduled minimum debt repayments are $626 for the remainder of 2019, $- in 2020, $- in 2021, $992 in 2022, $- in 2023 and $2,474 thereafter.

See Note 26 for additional information regarding the debt related subsequent events.

NEWMONT GOLDCORP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

NOTE 20    LEASE AND OTHER FINANCING OBLIGATIONS

The Company primarily has operating and finance leases for corporate and regional offices, processing facilities and mining equipment. These leases have a remaining lease term of less than 1 year to 39 years, some of which may include options to extend the lease for up to 15 years, and some of which may include options to terminate the lease within 3 years. Certain of our leases include payments that vary based on the Company’s level of usage and operations. These variable  payments are not included within ROU assets and lease liabilities in the Condensed Consolidated Balance Sheets. Additionally, short-term leases, which have an initial term of 12 months or less, are not recorded in the Consolidated Balance Sheets.

Total lease cost includes the following components:

Three Months Ended
March 31, 2019
Operating lease cost	$3
Finance lease cost
Amortization of ROU assets	7
Interest on lease liabilities	4
11
Variable lease cost	51
Short-term lease cost	8
$73

Other information related to leases includes the following:

Three Months Ended
March 31, 2019
Supplemental Cash Flow Information:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows relating to operating leases	$4
Operating cash flows relating to finance leases	$3
Financing cash flows relating to finance leases	$10
Supplemental Non-cash Information:
Lease obligations arising from obtaining ROU assets:
Operating leases	$48
Finance leases	$297

Information related to lease terms and discount rates is as follows:

Weighted Average Remaining Lease Term:
Operating leases	8 years
Finance leases	9 years

Weighted Average Discount Rate:
Operating leases	4.97%
Finance leases	5.10%

NEWMONT GOLDCORP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

Future minimum lease payments under non-cancellable leases as of March 31, 2019, were as follows:

	Operating	Financing
	Leases	Leases
Year Ending December 31,
2019 (excluding the three months ended March 31, 2019)	$11	$45
2020	13	52
2021	6	50
2022	5	40
2023	3	36
Thereafter	20	189
Total future minimum lease payments	58	412
Less: Imputed interest	(11)	(85)
Total	$47	$327

In December 2017, the Company began the Tanami Power project which included the construction of a gas pipeline to the Tanami site, and construction and operation of two on-site power stations under agreements that qualified for build-to-suit lease accounting. As of December 31, 2018, the financing obligations under the build-to-suit arrangements were $210, of which $24 was classified as current.

During the first quarter of 2019, construction of the gas pipeline and power stations was completed. Upon completion, the build-to-suit arrangements failed to qualify for sale-leaseback accounting. Finance lease obligations were recognized on both arrangements totaling $204 as of March 31, 2019, of which $26 was classified as current.

As of March 31, 2019, we have an additional operating lease for corporate office space that has not yet commenced. At commencement, the Company anticipates this lease will result in additional ROU assets and lease liabilities of $54. The operating lease is anticipated to commence in 2020 with a lease term of 13 years.

NOTE 21    OTHER LIABILITIES

	At March 31,	At December 31,
	2019	2018
Other current liabilities:
Accrued operating costs	$152	$129
Reclamation and remediation liabilities	114	114
Accrued interest	62	52
Accrued capital expenditures	61	61
Royalties	38	63
Operating leases	15	—
Holt royalty obligation	14	12
Taxes other than income and mining	10	8
Other	51	16
	$517	$455

Other non-current liabilities:
Holt royalty obligation	$171	$149
Galore Creek deferred payments	90	89
Operating leases	32	—
Social development obligations	17	18
Income and mining taxes	12	17
Power supply agreements	—	28
Other	8	13
	$330	$314

NEWMONT GOLDCORP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

NOTE 22    RECLASSIFICATIONS OUT OF ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

		Pension and	Unrealized Gain
	Foreign	Other	(Loss) on
	Currency	Post-retirement	Cash flow
	Translation	Benefit	Hedge
	Adjustments	Adjustments	Instruments	Total
Balance at December 31, 2018	$118	$(262)	$(140)	$(284)
Net current-period other comprehensive income (loss):
Gain (loss) in other comprehensive income (loss) before reclassifications	3	—	4	7
(Gain) loss reclassified from accumulated other comprehensive income (loss)	—	4	4	8
Other comprehensive income (loss)	3	4	8	15
Balance at March 31, 2019	$121	$(258)	$(132)	$(269)

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)		Affected Line Item in the Condensed Consolidated Statements of Operations
	Three Months Ended March 31,
	2019	2018
Pension and other post-retirement benefit adjustments:
Amortization	$4	$6	Other income, net
Total before tax	4	6
Tax	—	(1)
Net of tax	$4	$5

Hedge instruments adjustments:
Operating cash flow hedges	$1	$1	Costs applicable to sales
Interest rate contracts	3	3	Interest expense, net
Total before tax	4	4
Tax	—	(1)
Net of tax	$4	$3
Total reclassifications for the period, net of tax	$8	$8

NOTE 23    NET CHANGE IN OPERATING ASSETS AND LIABILITIES

Net cash provided by (used in) operating activities of continuing operations attributable to the net change in operating assets and liabilities is composed of the following:

	Three Months Ended March 31,
	2019	2018
Decrease (increase) in operating assets:
Trade and other accounts receivables	$51	$(77)
Inventories, stockpiles and ore on leach pads	(50)	(89)
Other assets	18	(4)
Increase (decrease) in operating liabilities:
Accounts payable	(18)	(41)
Reclamation and remediation liabilities	(11)	(10)
Other accrued liabilities	20	(130)
	$10	$(351)

NEWMONT GOLDCORP CORPORATION

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

	Three Months Ended March 31, 2019
	(Issuer)	(Guarantor)	(Non-Guarantor)		Newmont
	Newmont				Mining
	Mining	Newmont	Other		Corporation
Condensed Consolidating Statement of Operation	Corporation	USA	Subsidiaries	Eliminations	Consolidated
Sales	$—	$433	$1,370	$—	$1,803
Costs and expenses:
Costs applicable to sales (1)	—	281	697	—	978
Depreciation and amortization	1	86	225	—	312
Reclamation and remediation	—	3	27	—	30
Exploration	—	9	32	—	41
Advanced projects, research and development	—	6	21	—	27
General and administrative	—	17	42	—	59
Other expense, net	—	62	6	—	68
	1	464	1,050	—	1,515
Other income (expense):
Other income, net	10	6	29	—	45
Interest income - intercompany	15	16	5	(36)	—
Interest expense - intercompany	(1)	—	(35)	36	—
Interest expense, net	(51)	(1)	(6)	—	(58)
	(27)	21	(7)	—	(13)
Income (loss) before income and mining tax and other items	(28)	(10)	313	—	275
Income and mining tax benefit (expense)	—	14	(139)	—	(125)
Equity income (loss) of affiliates	117	(54)	(5)	(63)	(5)
Net income (loss) from continuing operations	89	(50)	169	(63)	145
Net income (loss) from discontinued operations	(2)	—	(24)	—	(26)
Net income (loss)	87	(50)	145	(63)	119
Net loss (income) attributable to noncontrolling interests	—	—	(32)	—	(32)
Net income (loss) attributable to Newmont stockholders	$87	$(50)	$113	$(63)	$87
Comprehensive income (loss)	$102	$(40)	$135	$(63)	$134
Comprehensive loss (income) attributable to noncontrolling interests	—	—	(32)	—	(32)
Comprehensive income (loss) attributable to Newmont stockholders	$102	$(40)	$103	$(63)	$102

(1)	Excludes Depreciation and amortization and Reclamation and remediation.

NEWMONT GOLDCORP CORPORATION

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

NEWMONT GOLDCORP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

	Three Months Ended March 31, 2019
	(Issuer)	(Guarantor)	(Non-Guarantor)		Newmont
	Newmont				Mining
	Mining	Newmont	Other		Corporation
Condensed Consolidating Statement of Cash Flows	Corporation	USA	Subsidiaries	Eliminations	Consolidated
Operating activities:
Net cash provided by (used in) operating activities of continuing operations	$(65)	$142	$497	$—	$574
Net cash provided by (used in) operating activities of discontinued operations	—	—	(3)	—	(3)
Net cash provided by (used in) operating activities	(65)	142	494	—	571
Investing activities:
Additions to property, plant and mine development	—	(46)	(179)	—	(225)
Purchases of investments	(50)	(2)	(1)	—	(53)
Other	—	2	1	—	3
Net cash provided by (used in) investing activities	(50)	(46)	(179)	—	(275)
Financing activities:
Dividends paid to common stockholders	(76)	—	—	—	(76)
Distributions to noncontrolling interests	—	—	(44)	—	(44)
Payments for withholding of employee taxes related to stock-based compensation	—	(39)	—	—	(39)
Funding from noncontrolling interests	—	—	26	—	26
Payments on lease and other financing obligations	—	—	(10)	—	(10)
Repurchases of common stock	—	—	—	—	—
Net intercompany borrowings (repayments)	191	(55)	(136)	—	—
Net cash provided by (used in) financing activities	115	(94)	(164)	—	(143)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	—	—	(3)	—	(3)
Net change in cash, cash equivalents and restricted cash	—	2	148	—	150
Cash, cash equivalents and restricted cash at beginning of period	—	—	3,489	—	3,489
Cash, cash equivalents and restricted cash at end of period	$—	$2	$3,637	$—	$3,639

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$—	$—	$3,545	$—	$3,545
Restricted cash included in Other current assets	—	—	2	—	2
Restricted cash included in Other noncurrent assets	—	2	90	—	92
Total cash, cash equivalents and restricted cash	$—	$2	$3,637	$—	$3,639

NEWMONT GOLDCORP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

	Three Months Ended March 31, 2018
	(Issuer)	(Guarantor)	(Non-Guarantor)		Newmont
	Newmont				Mining
	Mining	Newmont	Other		Corporation
Condensed Consolidating Statement of Cash Flows	Corporation	USA	Subsidiaries	Eliminations	Consolidated
Operating activities:
Net cash provided by (used in) operating activities of continuing operations	$(24)	$75	$215	$—	$266
Net cash provided by (used in) operating activities of discontinued operations	—	—	(3)	—	(3)
Net cash provided by (used in) operating activities	(24)	75	212	—	263
Investing activities:
Additions to property, plant and mine development	—	(58)	(173)	—	(231)
Purchases of investments	—	—	(6)	—	(6)
Other	—	2	(1)	—	1
Net cash provided by (used in) investing activities	—	(56)	(180)	—	(236)
Financing activities:
Dividends paid to common stockholders	(76)	—	—	—	(76)
Distributions to noncontrolling interests	—	—	(31)	—	(31)
Payments for withholding of employee taxes related to stock-based compensation	—	(39)	—	—	(39)
Funding from noncontrolling interests	—	—	32	—	32
Payments on lease and other financing obligations	—	—	(1)	—	(1)
Repurchases of common stock	(64)	—	—	—	(64)
Net intercompany borrowings (repayments)	164	20	(184)	—	—
Net cash provided by (used in) financing activities	24	(19)	(184)	—	(179)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	—	—	—	—	—
Net change in cash, cash equivalents and restricted cash	—	—	(152)	—	(152)
Cash, cash equivalents and restricted cash at beginning of period	—	—	3,298	—	3,298
Cash, cash equivalents and restricted cash at end of period	$—	$—	$3,146	$—	$3,146

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$—	$—	$3,111	$—	$3,111
Restricted cash included in Other current assets	—	—	1	—	1
Restricted cash included in Other noncurrent assets	—	—	34	—	34
Total cash, cash equivalents and restricted cash	$—	$—	$3,146	$—	$3,146

NEWMONT GOLDCORP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

	At March 31, 2019
	(Issuer)	(Guarantor)	(Non-Guarantor)		Newmont
	Newmont				Mining
	Mining	Newmont	Other		Corporation
Condensed Consolidating Balance Sheet	Corporation	USA	Subsidiaries	Eliminations	Consolidated
Assets:
Cash and cash equivalents	$—	$—	$3,545	$—	$3,545
Trade receivables	—	29	180	—	209
Other accounts receivables	—	—	80	—	80
Intercompany receivable	6,539	5,159	8,699	(20,397)	—
Investments	—	—	56	—	56
Inventories	—	182	452	—	634
Stockpiles and ore on leach pads	—	191	548	—	739
Other current assets	—	27	107	—	134
Current assets	6,539	5,588	13,667	(20,397)	5,397
Property, plant and mine development, net	13	2,646	9,631	(26)	12,264
Investments	128	3	205	—	336
Investments in subsidiaries	13,174	—	7	(13,181)	—
Stockpiles and ore on leach pads	—	665	1,170	—	1,835
Deferred income tax assets	—	—	378	—	378
Non-current intercompany receivable	662	665	2	(1,329)	—
Other non-current assets	—	298	372	—	670
Total assets	$20,516	$9,865	$25,432	$(34,933)	$20,880
Liabilities:
Accounts payable	$—	$62	$225	$—	$287
Intercompany payable	5,907	2,789	11,701	(20,397)	—
Employee-related benefits	—	87	143	—	230
Income and mining taxes	—	25	71	—	96
Debt	626	—	—	—	626
Lease and other financing obligations	—	2	57	—	59
Other current liabilities	62	180	275	—	517
Current liabilities	6,595	3,145	12,472	(20,397)	1,815
Debt	3,420	—	—	—	3,420
Lease and other financing obligations	—	3	265	—	268
Reclamation and remediation liabilities	—	326	2,173	—	2,499
Deferred income tax liabilities	—	89	525	—	614
Employee-related benefits	2	240	173	—	415
Non-current intercompany payable	—	—	1,355	(1,355)	—
Other non-current liabilities	—	701	303	(674)	330
Total liabilities	10,017	4,504	17,266	(22,426)	9,361
Contingently redeemable noncontrolling interest	—	—	48	—	48
Equity:
Newmont stockholders’ equity	10,499	5,361	7,146	(12,507)	10,499
Noncontrolling interests	—	—	972	—	972
Total equity	10,499	5,361	8,118	(12,507)	11,471
Total liabilities and equity	$20,516	$9,865	$25,432	$(34,933)	$20,880

NEWMONT GOLDCORP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

	At December 31, 2018
	(Issuer)	(Guarantor)	(Non-Guarantor)		Newmont
	Newmont				Mining
	Mining	Newmont	Other		Corporation
Condensed Consolidating Balance Sheet	Corporation	USA	Subsidiaries	Eliminations	Consolidated
Assets:
Cash and cash equivalents	$—	$—	$3,397	$—	$3,397
Trade receivables	—	63	191	—	254
Other accounts receivables	—	1	91	—	92
Intercompany receivable	6,351	5,027	8,296	(19,674)	—
Investments	—	—	48	—	48
Inventories	—	180	450	—	630
Stockpiles and ore on leach pads	—	195	502	—	697
Other current assets	—	29	130	—	159
Current assets	6,351	5,495	13,105	(19,674)	5,277
Property, plant and mine development, net	14	2,680	9,593	(29)	12,258
Investments	62	4	205	—	271
Investments in subsidiaries	13,083	—	3	(13,086)	—
Stockpiles and ore on leach pads	—	658	1,208	—	1,866
Deferred income tax assets	—	—	401	—	401
Non-current intercompany receivable	653	704	6	(1,363)	—
Other non-current assets	—	271	371	—	642
Total assets	$20,163	$9,812	$24,892	$(34,152)	$20,715
Liabilities:
Accounts payable	$—	$83	$220	$—	$303
Intercompany payable	5,554	2,741	11,379	(19,674)	—
Employee-related benefits	—	138	167	—	305
Income and mining taxes	—	19	52	—	71
Debt	626	—	—	—	626
Lease and other financing obligations	—	1	26	—	27
Other current liabilities	52	135	268	—	455
Current liabilities	6,232	3,117	12,112	(19,674)	1,787
Debt	3,418	—	—	—	3,418
Lease and other financing obligations	—	3	187	—	190
Reclamation and remediation liabilities	—	325	2,156	—	2,481
Deferred income tax liabilities	—	90	522	—	612
Employee-related benefits	3	236	162	—	401
Non-current intercompany payable	7	—	1,385	(1,392)	—
Other non-current liabilities	1	637	298	(622)	314
Total liabilities	9,661	4,408	16,822	(21,688)	9,203
Contingently redeemable noncontrolling interest	—	—	47	—	47
Equity:
Newmont stockholders’ equity	10,502	5,404	7,060	(12,464)	10,502
Noncontrolling interests	—	—	963	—	963
Total equity	10,502	5,404	8,023	(12,464)	11,465
Total liabilities and equity	$20,163	$9,812	$24,892	$(34,152)	$20,715

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

NEWMONT GOLDCORP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

reasonably estimable, disclosure of the contingency and estimated range of loss, if determinable, is made in the financial statements when it is at least reasonably possible that a material loss could be incurred.

Operating Segments

The Company’s operating and reportable segments are identified in Note 3. Except as noted in this paragraph, all of the Company’s commitments and contingencies specifically described herein are included in Corporate and Other. The Yanacocha matters relate to the South America reportable segment. The Fronteer matters relate to the North America reportable segment. The Newmont Ghana Gold and Newmont Golden Ridge matters relate to the Africa reportable segment.

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

NEWMONT GOLDCORP CORPORATION

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

The remediation liability for the Midnite mine site and Dawn mill site is approximately $149 at March 31, 2019.

Other Legal Matters

Minera Yanacocha S.R.L. - 51.35% Newmont Owned

Administrative Actions. The Peruvian government agency responsible for environmental evaluation and inspection, Organismo Evaluacion y Fiscalizacion Ambiental (“OEFA”), conducts periodic reviews of the Yanacocha site. Since 2011, OEFA has issued notices of alleged violations of OEFA standards to Yanacocha and Conga relating to past inspections. OEFA has resolved many alleged violations with minimal or no findings. In 2015 and 2016, the water authority of Cajamarca issued notices of alleged regulatory violations, and resolved some allegations in 2018 with no findings. The experience with OEFA and the water authority is that in the case of a finding of violation, remedial action is often the outcome rather than a significant fine. The alleged OEFA violations currently range from zero to 23,315 units and the water authority alleged violations range from zero to 10 units, with each unit having a potential fine equivalent to approximately $.001260, based on current exchange rates, ($0 to $29). Yanacocha and Conga are responding to all notices of alleged violations, but cannot reasonably predict the outcome of the agency allegations.

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

Yanacocha Tax Dispute. In 2000, Yanacocha paid Buenaventura and Minas Conga S.R.L. a total of $29 to assume their respective contractual positions in mining concession agreements with Chaupiloma Dos de Cajamarca S.M.R.L. The contractual rights allowed Yanacocha the opportunity to conduct exploration on the concessions, but not a purchase of the concessions. The tax authority alleges that the payments to Buenaventura and Minas Conga S.R.L. were acquisitions of mining concessions requiring the amortization of the amounts under the Peru Mining Law over the life of the mine. Yanacocha expensed the amounts at issue in the initial year since the payments were not for the acquisition of a concession but rather these expenses represent the payment of an intangible and therefore, amortizable in a single year or proportionally for up to ten years according to Income Tax Law. In 2010, the tax court in Peru ruled in favor of Yanacocha and the tax authority appealed the issue to the judiciary. The first appellate court confirmed the ruling of the tax court in favor of Yanacocha. However, in November, 2015, a Superior Court in Peru made an appellate decision overturning the two prior findings in favor of Yanacocha. Yanacocha has appealed the Superior Court ruling to the Peru Supreme Court. On January 18, 2019, the Peru Supreme Court issued notice that three judges support the position of the tax authority and two judges support the position of Yanacocha. Because four votes are required for a final decision, an additional judge has been

NEWMONT GOLDCORP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

selected to issue a decision and the parties conducted oral argument in April 2019. The potential liability in this matter is in the form of fines and interest in an amount up to $86. It is not possible to fully predict the outcome of this litigation.

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

On February 26, 2014, NWG filed a lawsuit in Ontario Superior Court of Justice against Fronteer Gold Inc., Newmont Mining Corporation, Newmont Canada Holdings ULC, Newmont FH B.V. and Mark O’Dea. The Ontario complaint is based upon substantially the same allegations contained in the New York lawsuit with claims for fraudulent and negligent misrepresentation. NWG seeks disgorgement of profits since the close of the NWG deal on September 24, 2007 and damages in the amount of C$1.2 billion. Newmont, along with other defendants, served the plaintiff with its statement of defense on October 17, 2014. Plaintiff has not actively pursued this case since the filing in 2014. Newmont intends to vigorously defend this matter, but cannot reasonably predict the outcome.

Newmont Ghana Gold Limited and Newmont Golden Ridge Limited

On December 24, 2018, two individual plaintiffs, who are members of the Ghana Parliament (“Plaintiffs”) filed, a writ to invoke the original jurisdiction of the Supreme Court of Ghana. On January 16, 2019, Plaintiffs filed the Statement of Plaintiff’s Case outlining the details of the Plaintiff’s case and subsequently served Newmont Ghana Gold Limited (“NGGL”) and Newmont Golden Ridge Limited (“NGRL”) along with the other named defendants, the Attorney General of Ghana, the Minerals Commission of Ghana and 33 other mining companies with interests in Ghana. The Plaintiffs allege that under article 268 of the 1992 Constitution of Ghana that the mining company defendants are not entitled to carry out any exploitation of minerals or other natural resources in Ghana, unless their respective transactions, contracts or concessions are ratified or exempted from ratification by the Parliament of Ghana. Newmont’s current mining leases are both ratified by Parliament, NGGL June 13, 2001 mining lease, ratified by Parliament October 21, 2008 and NGRL January 19, 2010 mining lease ratified by Parliament December 3, 2015. The writ alleges that any mineral exploitation prior to Parliament ratification is unconstitutional. The Plaintiffs seek several remedies including: (i) declaration as to meaning of constitutional language at issue; (ii) an injunction precluding exploitation of minerals for any mining company

NEWMONT GOLDCORP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

without prior Parliament ratification; (iii) declaration that all revenue as a result of violation of the Constitution shall be accounted for and recovered via cash equivalent, and; (iv) an order that the Attorney General and Minerals Commission submit all un-ratified mining leases, undertakings or contracts to Parliament for ratification. Newmont intends to vigorously defend this matter, but cannot reasonably predict the outcome.

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

NOTE 26     SUBSEQUENT EVENTS

Authorized shares

On April 11, 2019, and in anticipation of the Newmont Goldcorp transaction, the Company amended its Restated Certificate of Incorporation to increase Newmont’s authorized number of shares of common stock from 750 million to 1.28 billion, as approved by Newmont shareholders at the April 11, 2019 special meeting of stockholders.

Newmont Goldcorp transaction

On April 18, 2019, pursuant to the Arrangement Agreement, the Company completed the acquisition of Goldcorp, an Ontario corporation. Under the terms of the Arrangement Agreement, Goldcorp shareholders received approximately 285 million shares of Newmont common stock valued at $9.4 billion, based on the closing share price on April 18, 2019, and $17 in cash consideration. The Company is currently performing procedures to determine the purchase price allocation and estimating the fair value of tangible and intangible assets acquired and liabilities assumed in connection with the Newmont Goldcorp transaction, and will record the initial fair value estimates in the second quarter of 2019.

Upon closing, the Company paid the outstanding principal balances of Goldcorp’s term loan of $400 and Goldcorp’s revolving credit facility of $850. Additionally, the Company offered an exchange of all outstanding notes issued by Goldcorp, with an aggregate principal amount of $2 billion, for new notes issued by Newmont (the “New Newmont Notes”) and nominal cash consideration. The New Newmont Notes, issued April 22, 2019, consist of $550 of 3.625% notes due June 9, 2021, $1.0 billion of 3.70% notes due March 15, 2023 and $450 of 5.45% notes due June 9, 2044.

Contingent Dividend

On March 25, 2019, the Company’s board of directors declared a one-time special dividend of $0.88 per share on its common stock conditional upon the approval of the Newmont Goldcorp transaction. The dividend will be paid to Newmont shareholders of record as of April 17, 2019. The special dividend was conditional upon the approval by both Newmont’s and Goldcorp’s shareholders of the resolutions considered at the shareholder meetings on April 11 and April 4, respectively, in connection with the Newmont Goldcorp transaction, and, therefore not reflected within dividends declared for the three months ended March 31, 2019. The special dividend will be paid on May 1, 2019 as all conditions were satisfied on April 11, 2019.

NEWMONT GOLDCORP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

Revolving Credit Facility

In April 2019, the Company entered into a $3.0 billion revolving credit facility (“New Credit Agreement”) with a syndicate of financial institutions, dated April 4, 2019 (“Effective Date”) and expiring in April 2024. The New Credit Agreement provides for borrowings in U.S. dollars and contains a letter of credit sub-facility. Facility fees vary based on the credit ratings of our senior, uncollateralized, non-current debt. Borrowings under the facility bear interest at a market based rate plus a margin determined by our credit rating. The New Facility Agreement replaces the Company’s existing credit agreement dated as of May 20, 2011, as amended and restated as of May 25, 2017 (“Existing Credit Agreement”). Outstanding letters of credit under the Existing Credit Agreement of approximately $71 were transferred to the New Credit Agreement on the Effective Date and remain outstanding. Debt covenants under the New Credit Agreement are substantially the same as the Existing Credit Agreement.

ITEM 2.       MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (dollars in millions, except per share, per ounce and per pound amounts)

The following Management’s Discussion and Analysis (“MD&A”) provides information that management believes is relevant to an assessment and understanding of the consolidated financial condition and results of operations of Newmont Goldcorp Corporation, a Delaware corporation, formerly Newmont Mining Corporation, and its subsidiaries (collectively, “Newmont,” the “Company,” “our” and “we”). We use certain non-GAAP financial measures in our MD&A. For a detailed description of each of the non-GAAP measures used in this MD&A, please see the discussion under “Non-GAAP Financial Measures” beginning on page 56. References to “A$” refers to Australian currency.

This item should be read in conjunction with our interim unaudited Condensed Consolidated Financial Statements and the notes thereto included in this quarterly report. Additionally, the following discussion and analysis should be read in conjunction with Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations and the consolidated financial statements included in Part II of our Annual Report on Form 10-K for the year ended December 31, 2018 filed with the Securities and Exchange Commission (“SEC”) on February 21, 2019

Overview

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

Recent Transactions

On January 14, 2019, we entered into a definitive agreement (as amended by the first amendment to the arrangement agreement, dated as of February 19, 2019, the “Arrangement Agreement”), which closed on April 18, 2019. Under the terms of the Arrangement Agreement, Newmont acquired all outstanding common shares of Goldcorp, Inc. (“Goldcorp”) in a primarily stock transaction (the “Newmont Goldcorp transaction”). Under the terms of the Arrangement Agreement, Goldcorp shareholders received approximately 285 million shares of Newmont common stock valued at $9.4 billion on the date of close and approximately $17 in cash consideration. As of the closing date, the combined company is known as Newmont Goldcorp Corporation, continuing to be traded on the New York Stock Exchange under the ticker NEM and listed on the Toronto Stock Exchange under the ticker NGT. The financial information included in the following discussion and analysis of financial condition and results of operations represents results of Newmont Mining Corporation prior to the acquisition of Goldcorp. We are currently performing procedures to determine the purchase price allocation and estimating the fair value of tangible and intangible assets acquired and liabilities assumed in connection with the Newmont Goldcorp transaction, and will record the initial fair value estimates during the second quarter 2019.

Upon closing, we paid the outstanding principal balances of Goldcorp’s term loan of $400 and Goldcorp’s revolving credit facility of $850. Additionally, we exchanged all outstanding notes issued by Goldcorp (the “Existing Goldcorp Notes”), with an aggregate principal amount of $2 billion, for new notes issued by Newmont (the “New Newmont Notes”) and nominal cash consideration. The New Newmont Notes, issued April 22, 2019, consist of $550 of 3.625% notes due June 9, 2021, $1.0 billion of 3.70% notes due March 15, 2023 and $450 of 5.45% notes due June 9, 2044.

On March 25, 2019, the Company’s board of directors declared a one-time special dividend of $0.88 per share on its common stock conditional upon the approval of the Newmont Goldcorp transaction. The dividend will be paid to Newmont shareholders of record as of April 17, 2019. The special dividend was conditional upon the approval by both Newmont’s and Goldcorp’s shareholders of the resolutions considered at the shareholder meetings on April 11 and April 4, respectively, in connection with the Newmont Goldcorp transaction and, therefore not reflected within dividends declared for the three months ended of March 31, 2019. The special dividend will be paid on May 1, 2019, as all conditions were satisfied on April 11, 2019.

 On March 10, 2019, we entered into an implementation agreement with Barrick Gold Corporation (“Barrick”) to establish a joint venture that will combine certain mining operations and assets located in Nevada and historically included in our North America reportable segment and certain of Barrick’s Nevada mining operations and assets (the “Nevada JV Agreement”). Pursuant to the terms of the Nevada JV Agreement, Barrick and Newmont will hold economic interests in the joint venture equal to 61.5% and 38.5% economic interest.  Barrick will operate the joint venture with overall management responsibility and will be subject to the supervision and direction of the joint venture’s board of managers, which will be comprised of three managers appointed by Barrick and two managers appointed by Newmont.  Newmont and Barrick will have an equal number of representatives on the joint venture’s advisory technical, finance and exploration advisory committees.  Establishment of the joint venture is subject to regulatory approval, and is expected to be completed in the coming months. Once established, Newmont’s existing mining operations contributed to the joint venture will be deconsolidated from our consolidated financial statements and our share of the fair value of the combined assets and liabilities of the joint venture will be recognized as of the commencement date of the joint venture.  We expect to recognize our pro-rata share of the assets, liabilities and operations of the joint venture on a go forward basis in our consolidated financial statements.

In connection with entering into the Nevada JV Agreement, Newmont entered into a mutual two-year standstill agreement with Barrick (the “standstill agreement”). Accordingly, Barrick withdrew its previously announced acquisition proposal for an all-stock acquisition of Newmont and the notice of intent received from a Barrick subsidiary to propose stockholder business at the 2019 annual meeting of stockholders of Newmont. The standstill agreement will terminate two years from the date the joint venture is consummated, or sooner under certain circumstances involving the termination of the Nevada JV Agreement.

 Consolidated Financial Results

The details of our Net income (loss) from continuing operations attributable to Newmont stockholders are set forth below:

	Three Months Ended
	March 31,		Increase
	2019	2018	(decrease)
Net income (loss) from continuing operations attributable to Newmont stockholders	$113	$170	$(57)
Net income (loss) from continuing operations attributable to Newmont stockholders per common share, diluted	$0.21	$0.32	$(0.11)

The decrease in Net income (loss) from continuing operations attributable to Newmont stockholders for the three months ended March 31, 2019, compared to the same period in 2018, is primarily due to the Newmont Goldcorp transaction and Nevada JV Agreement transaction and integration costs and lower average realized gold prices, partially offset by higher production at various mine sites.

The details of our Sales are set forth below. See Note 4 to our Condensed Consolidated Financial Statements for additional information:

	Three Months Ended
	March 31,		Increase	Percent
	2019	2018	(decrease)	Change
Gold	$1,739	$1,739	$—	—%
Copper	64	78	(14)	(18)
	$1,803	$1,817	$(14)	(1)%

The following analysis summarizes consolidated gold sales:

	Three Months Ended
	March 31,
	2019	2018
Consolidated gold sales:
Gross before provisional pricing	$1,745	$1,744
Provisional pricing mark-to-market	—	2
Gross after provisional pricing	1,745	1,746
Treatment and refining charges	(6)	(7)
Net	$1,739	$1,739
Consolidated gold ounces sold (thousands)	1,338	1,312
Average realized gold price (per ounce)(1):
Gross before provisional pricing	$1,304	$1,330
Provisional pricing mark-to-market	—	1
Gross after provisional pricing	1,304	1,331
Treatment and refining charges	(4)	(5)
Net	$1,300	$1,326

(1)	Per ounce measures may not recalculate due to rounding.

The change in consolidated gold sales is due to:

Three Months Ended
March 31,
2019 vs. 2018
Increase (decrease) in consolidated ounces sold	$35
Increase (decrease) in average realized gold price	(36)
Decrease (increase) in treatment and refining charges	1
$—

Gold sales remained flat during the three months ended March 31, 2019, compared to the same period in 2018, primarily due to higher production at various mine sites, offset by lower average realized prices. For further discussion regarding changes in production volumes, see Results of Consolidated Operations below.

The following analysis summarizes consolidated copper sales:

	Three Months Ended
	March 31,
	2019	2018
Consolidated copper sales:
Gross before provisional pricing	$63	$85
Provisional pricing mark-to-market	3	(4)
Gross after provisional pricing	66	81
Treatment and refining charges	(2)	(3)
Net	$64	$78
Consolidated copper pounds sold (millions)	22	27
Average realized copper price (per pound)(1):
Gross before provisional pricing	$2.85	$3.14
Provisional pricing mark-to-market	0.15	(0.14)
Gross after provisional pricing	3.00	3.00
Treatment and refining charges	(0.11)	(0.12)
Net	$2.89	$2.88

(1)	Per pound measures may not recalculate due to rounding.

The change in consolidated copper sales is due to:

Three Months Ended
March 31,
2019 vs. 2018
Increase (decrease) in consolidated pounds sold	$(15)
Increase (decrease) in average realized copper price	—
Decrease (increase) in treatment and refining charges	1
$(14)

Copper sales decreased 18% during the three months ended March 31, 2019, compared to the same period in 2018, primarily due to lower copper pounds sold. For further discussion regarding changes in volumes, see Results of Consolidated Operations below.

The details of our Costs applicable to sales are set forth below. See Note 3 to our Condensed Consolidated Financial Statements for additional information:

	Three Months Ended
	March 31,		Increase	Percent
	2019	2018	(decrease)	Change
Gold	$935	$982	$(47)	(5)%
Copper	43	47	(4)	(9)
	$978	$1,029	$(51)	(5)%

The decrease in Costs applicable to sales for gold during the three months ended March 31, 2019, compared to the same period in 2018, is primarily due to lower stockpile and leach pad inventory adjustments and a favorable Australian dollar foreign currency exchange rate, partially offset by higher production at various sites.

The decrease in Costs applicable to sales for copper during the three months ended March 31, 2019, compared to the same period in 2018, is primarily due to lower production.

For discussion regarding variations in operations, see Results of Consolidated Operations below.

The details of our Depreciation and amortization are set forth below. See Note 3 for additional information:

	Three Months Ended
	March 31,		Increase	Percent
	2019	2018	(decrease)	Change
Gold	$292	$284	$8	3%
Copper	10	10	—	—
Other	10	7	3	43
	$312	$301	$11	4%

Depreciation and amortization increased during the three months ended March 31, 2019, compared to the same period in 2018, primarily due to higher production at various sites, partially offset by lower stockpile and leach pad inventory adjustments.

Reclamation and remediation increased by $2 during the three months ended March 31, 2019, compared to the same period in 2018,  due to increased Reclamation and remediation liabilities.

Exploration remained relatively flat during the three months ended March 31, 2019, compared to the same period in 2018,  as exploration programs remained consistent with the prior year as we continue to focus on developing future reserves.

Advanced projects, research and development decreased by $7 during the three months ended March 31, 2019, compared to the same period in 2018, primarily due to lower consulting costs associated with full potential opportunities in North America and South America and  prior-year study costs associated with the Long Canyon Phase 2 project in North America and the Chaquicocha underground project in South America.

Other expense, net increased by $57 during the three months ended March 31, 2019, compared to the same period in 2018, primarily due to legal, consulting services for due diligence, transaction and integration costs associated with the Newmont Goldcorp transaction and legal costs associated with the Nevada JV Agreement, including hostile defense fees, during the first quarter of 2019.

Other income, net increased by $24 during the three months ended March 31, 2019, compared to the same period in 2018, primarily due to an increase in unrealized holding gains on marketable equity securities related primarily to Continental Gold Inc. and Gabriel Resources and interest income.

Interest expense, net increased by $5 during the three months ended March 31, 2019, compared to the same period in 2018, primarily due to lower capitalized interest in 2019 due to the completion of the Subika Underground project in the fourth quarter  2018.

Income and mining tax expense (benefit) was $125 and $105 for the three months ended March 31, 2019 and 2018, respectively. The effective tax rate is driven by a number of factors and the comparability of our income tax expense for the reported periods will be primarily affected by (i) variations in our income before income taxes; (ii) geographic distribution of that income; (iii) impacts of the enactment of tax reform; (iv) the non-recognition of tax assets; (v) percentage depletion; (vi) and the impact of specific transactions and assessments. As a result, the effective tax rate will fluctuate, sometimes significantly, year to year. This trend is expected to continue in future periods. See Note 8 to our Condensed Consolidated Financial Statements for further discussion of income taxes.

	Three Months Ended
	March 31, 2019					March 31, 2018
				Income Tax					Income Tax
	Income	Effective		Benefit		Income	Effective		Benefit
	(Loss)(1)	Tax Rate		(Provision)		(Loss)(1)	Tax Rate		(Provision)
Nevada	$75	14%		$10	(2)	$98	16%		$16	(2)
CC&V	3	—		—	(3)	25	—		—	(3)
Corporate & Other	(95)	(5)		5	(4)	(67)	20		(13)	(4)
Total US	(17)	(88)		15		56	5		3
Australia	118	43		51	(5)	172	37		63	(5)
Ghana	71	32		23		34	34		12
Suriname	75	26		20		59	27		16
Peru	35	46		16	(6)	(37)	(4)		2	(6)
Other Foreign	(7)	—		—		(1)	—		—
Rate adjustments	—	N/A		—	(7)	—	N/A		9	(7)
Consolidated	$275	46%	(8)	$125		$283	37%	(8)	$105

(1)

Represents income (loss) from continuing operations by geographic location before income taxes and equity income (loss) of affiliates. These amounts will not reconcile to the Segment Information for the reasons stated in Note 3.

(2)	Includes deduction for percentage depletion of $(15) and ($11) and mining taxes of $10 and $6, respectively.
(3)	Includes deduction for percentage depletion of $- and ($6), respectively.
(4)	Includes valuation allowance of $26 and $3, respectively.
(5)	Includes mining taxes of $16 and $10, respectively.
(6)	Includes valuation allowance of $2 and $10, respectively.
(7)	In accordance with applicable accounting rules, the interim provision for income taxes is adjusted to equal the consolidated tax rate.
(8)

The consolidated effective income tax rate is a function of the combined effective tax rates for the jurisdictions in which we operate. Variations in the relative proportions of jurisdictional income could result in fluctuations to our consolidated effective income tax rate.

Equity income (loss) of affiliates was $(5) and $(9) during the three months ended March 31, 2019 and 2018, respectively. The change is primarily due to decreased losses at TMAC Resources Inc.

Net income (loss) from discontinued operations was $(26) and $22 during the three months ended March 31, 2019 and 2018, respectively. The change is primarily due to an increase in the Holt royalty obligation due to an increase in the gold price as well as a decrease in the discount rate.

For additional information regarding our discontinued operations, see Note 9 and Note 15 to our Condensed Consolidated Financial Statements.

Net loss (income) attributable to noncontrolling interests from continuing operations was $(32) and $1 during the three months ended March 31, 2019 and 2018, respectively. The change is primarily due to increased net income at Yanacocha.

Results of Consolidated Operations

	Gold or Copper		Costs Applicable		Depreciation and		All-In Sustaining
	Produced		to Sales (1)		Amortization		Costs (2)
	2019	2018	2019	2018	2019	2018	2019	2018
Three Months Ended March 31,
Gold	(ounces in thousands)		($ per ounce sold)		($ per ounce sold)		($ per ounce sold)
North America	474	490	$787	$765	$265	$234	$958	$918
South America	292	221	577	782	182	236	721	921
Australia	340	366	756	707	147	131	897	847
Africa	231	209	594	746	297	325	775	876
Total/Weighted-Average	1,337	1,286	$701	$748	$224	$222	$907	$943
Attributable to Newmont	1,230	1,209

Copper	(pounds in millions)		($ per pound sold)		($ per pound sold)		($ per pound sold)
North America	8	7	$1.71	$1.88	$0.55	$0.50	$2.01	$2.17
Australia	13	19	2.06	1.68	0.38	0.31	2.38	2.03
Total/Weighted-Average	21	26	$1.94	$1.74	$0.44	$0.37	$2.26	$2.07

Copper	(tonnes in thousands)
North America	4	3
Australia	6	9
Total/Weighted-Average	10	12

(1)	Excludes Depreciation and amortization and Reclamation and remediation.
(2)	All-In Sustaining Costs is a non-GAAP financial measure. See Non-GAAP Financial Measures beginning on page 56.

Three months ended March 31, 2019 compared to 2018

Consolidated gold production increased 4% primarily due to higher ore grades mined and milled at Yanacocha and Merian in South America, Tanami in Australia and Ahafo in Africa, partially offset by lower ore tons mined and lower leach tons placed at Carlin and lower mill throughput at Phoenix in North America, lower ore grade milled at Kalgoorlie in Australia and lower ore grade milled at Akyem in Africa.

Consolidated copper production decreased 19% primarily due to lower ore grade mined and lower throughput at Boddington, partially offset by higher leach tons and grade placed at Phoenix.

Costs applicable to sales per consolidated gold ounce decreased 6% primarily due to higher ounces sold, lower stockpile and leach pad inventory adjustments and a favorable Australian dollar foreign currency exchange rate. Costs applicable to sales per consolidated copper pound increased 11% primarily due to lower pounds sold, partially offset by a favorable Australian dollar foreign currency exchange rate at Boddington and higher leach and mill grades processed at Phoenix.

Depreciation and amortization per consolidated gold ounce was in line with prior year.  Depreciation and amortization per consolidated copper pound increased 19% due to higher stockpile inventory adjustments and lower pounds sold at Boddington and higher amortization rates at Phoenix.

All-in sustaining costs per consolidated gold ounce decreased 4% primarily due to lower costs applicable to sales per ounce sold, partially offset by higher sustaining capital spend. All-in sustaining costs per consolidated copper pound increased 9% primarily due to higher costs applicable to sales per pound sold, partially offset by lower treatment and refining costs.

North America Operations

	Gold or Copper		Costs Applicable		Depreciation and		All-In Sustaining
	Produced		to Sales (1)		Amortization		Costs (2)
	2019	2018	2019	2018	2019	2018	2019	2018
Three Months Ended March 31,
Gold	(ounces in thousands)		($ per ounce sold)		($ per ounce sold)		($ per ounce sold)
Carlin	218	231	$860	$871	$256	$227	$1,033	$1,039
Phoenix	49	62	916	801	250	190	1,077	933
Twin Creeks	74	81	659	767	175	184	860	873
Long Canyon	52	45	391	357	388	418	516	428
CC&V	81	71	889	620	303	241	991	788
Total/Weighted-Average (3)	474	490	$787	$765	$265	$234	$958	$918

Copper	(pounds in millions)		($ per pound sold)		($ per pound sold)		($ per pound sold)
Phoenix	8	7	$1.71	$1.88	$0.55	$0.50	$2.01	$2.17

Copper	(tonnes in thousands)
Phoenix	4	3

(1)	Excludes Depreciation and amortization and Reclamation and remediation.
(2)	All-In Sustaining Costs is a non-GAAP financial measure. See Non-GAAP Financial Measures beginning on page 56.
(3)	All-In Sustaining Costs and Depreciation and amortization include expense for other regional projects.

Three months ended March 31, 2019 compared to 2018

Carlin, USA. Gold production decreased 6% primarily due to lower ore tons mined as a result of the geotechnical issues at Gold Quarry, the completion of mining at Emigrant in the fourth quarter of 2018 and lower leach tons placed at North Area Leach and South Area Leach pads. Costs applicable to sales per ounce decreased 1% due to reduced mining activity as a result of geotechnical issues at Gold Quarry, partially offset by lower ounces sold.  Depreciation and amortization per ounce increased 13% primarily due to lower ounces sold and asset additions. All-in sustaining costs per ounce was in line with prior year.

Phoenix, USA. Gold production decreased 21% primarily due to lower mill throughput as a result of unscheduled downtime from power interruptions, as well as lower production at Lone Tree. Copper production increased 14% primarily due to higher leach tons and grade placed. Costs applicable to sales per ounce increased 14% primarily due to lower ounces sold. Costs applicable to sales per pound decreased 9% primarily due to higher mill and leach grades.  Depreciation and amortization per ounce increased 32% primarily due to lower ounces sold and higher amortization rates. Depreciation and amortization per pound increased 10% primarily due to higher amortization rates. All-in sustaining costs per ounce increased 15% primarily due to higher costs applicable to sales per ounce sold. All-in sustaining costs per pound decreased 7% primarily due to lower costs applicable to sales per pound sold.

Twin Creeks, USA. Gold production decreased 9% primarily due to higher Turquoise Ridge joint venture ore tons processed, which resulted in lower tons processed from the Twin Creeks mine, in addition to a build-up of in-circuit inventory as compared to a draw-down in the prior year. Costs applicable to sales per ounce decreased 14% due to lower stockpile and leach pad inventory adjustments, a lower strip ratio and higher surface grades mined. Depreciation and amortization per ounce decreased 5% primarily due to lower stockpile and leach pad inventory adjustments, partially offset by lower ounces sold. All-in sustaining costs per ounce was in line with prior year.

Long Canyon, USA. Gold production increased 16% primarily due to higher leach tons placed. Costs applicable to sales per ounce increased 10% primarily due to lower ore grades mined. Depreciation and amortization per ounce decreased 7% primarily due to higher ounces sold. All-in sustaining costs per ounce increased 21% primarily due to higher sustaining capital spend and higher costs applicable to sales per ounce sold.

CC&V, USA. Gold production increased 14% primarily due to a full quarter of concentrate production from the mill processed in Nevada as compared to a build-up of concentrate in the prior year. Costs applicable to sales per ounce increased 43% primarily due to lower ore grade mined and higher stockpile and leach pad inventory adjustments, partially offset by higher ounces sold.  Depreciation and amortization per ounce increased 26% primarily due to asset additions and higher stockpile and leach pad inventory adjustments. All-in sustaining costs per ounce increased 26% primarily due to higher costs applicable to sales per ounce sold, partially offset by lower sustaining capital spend.

South America Operations

	Gold or Copper		Costs Applicable		Depreciation and		All-In Sustaining
	Produced		to Sales (1)		Amortization		Costs (2)
	2019	2018	2019	2018	2019	2018	2019	2018
Three Months Ended March 31,	(ounces in thousands)		($ per ounce sold)		($ per ounce sold)		($ per ounce sold)
Yanacocha	144	104	$675	$1,065	$180	$275	$853	$1,229
Merian	148	117	483	538	158	175	576	623
Total / Weighted Average (3)	292	221	$577	$782	$182	$236	$721	$921
Yanacocha (48.65%) (4)	(70)	(48)
Merian (25.00%)	(37)	(29)
Attributable to Newmont	185	144

(1)	Excludes Depreciation and amortization and Reclamation and remediation.
(2)	All-In Sustaining Costs is a non-GAAP financial measure. See Non-GAAP Financial Measures beginning on page 56.
(3)	All-In Sustaining Costs and Depreciation and amortization include expense for other regional projects.
(4)

In June 2018, Yanacocha sold a 5% ownership interest to a subsidiary of Sumitomo Corporation, reducing Newmont’s ownership from 54.05% to 51.35%. See Note 10 to our Condensed Consolidated Financial Statements.

Three months ended March 31, 2019 compared to 2018

Yanacocha, Peru. Gold production increased 38% primarily due to higher ore grade milled and higher recovery, partially offset by lower mill throughput. Costs applicable to sales per ounce decreased 37% due to higher ounces sold and lower stockpile and leach pad inventory adjustments. Depreciation and amortization per ounce decreased 35% due to higher ounces sold and lower stockpile and leach pad inventory adjustments. All-in sustaining costs per ounce decreased 31% primarily due to lower costs applicable to sales per ounce sold, partially offset by higher reclamation costs.

Merian, Suriname. Gold production increased 26% primarily due to higher ore grade mined and throughput, partially offset by a lower draw-down of in-circuit inventory as compared to the prior year. Costs applicable to sales per ounce decreased 10% due to higher ounces sold and a favorable strip ratio partially offset by higher equipment maintenance costs. Depreciation and amortization per ounce decreased 10% primarily due to higher ounces sold. All-in sustaining costs per ounce decreased 8% due to lower costs applicable to sales per ounce sold, partially offset by higher sustaining capital spend.

Australia Operations

	Gold or Copper		Costs Applicable		Depreciation and		All-In Sustaining
	Produced		to Sales (1)		Amortization		Costs (2)
	2019	2018	2019	2018	2019	2018	2019	2018
Three Months Ended March 31,
Gold	(ounces in thousands)		($ per ounce sold)		($ per ounce sold)		($ per ounce sold)
Boddington	155	163	$868	$797	$158	$144	$973	$926
Tanami	131	116	526	606	151	148	679	758
Kalgoorlie	54	87	917	688	110	67	1,078	801
Total/Weighted-Average (3)	340	366	$756	$707	$147	$131	$897	$847

Copper	(pounds in millions)		($ per pound sold)		($ per pound sold)		($ per pound sold)
Boddington	13	19	$2.06	$1.68	$0.38	$0.31	$2.38	$2.03

Copper	(tonnes in thousands)
Boddington	6	9

(1)	Excludes Depreciation and amortization and Reclamation and remediation.
(2)	All-In Sustaining Costs is a non-GAAP financial measure. See Non-GAAP Financial Measures beginning on page 56.
(3)	All-In Sustaining Costs and Depreciation and amortization include expense for other regional projects.

Three months ended March 31, 2019 compared to 2018

Boddington, Australia. Gold production decreased 5% primarily due to lower ore grade milled as a result of lower ore grade mined and lower mill throughput, partially offset by higher mill recovery. Copper production decreased 32% primarily due to lower ore grade milled as a result of lower ore grade mined and lower throughput. Costs applicable to sales per ounce increased 9%

primarily due to higher stockpile inventory adjustments and a higher strip ratio, partially offset by a favorable Australian dollar foreign currency exchange rate. Costs applicable to sales per pound increased 23% primarily due to the lower pounds sold,  higher stockpile inventory adjustments and a higher strip ratio, partially offset by a favorable Australian dollar foreign currency exchange rate. Depreciation and amortization per ounce increased 10% primarily due to higher stockpile inventory adjustments. Depreciation and amortization per pound increased 23% primarily due to higher stockpile inventory adjustments and lower pounds sold.  All-in sustaining costs per ounce increased 5% primarily due to higher costs applicable to sales per ounce sold, partially offset by lower sustaining capital spend and lower treatment and refining costs. All-in sustaining costs per pound increased 17% primarily due to higher costs applicable to sales per pound sold, partially offset by lower treatment and refining costs.

Tanami, Australia. Gold production increased 13% primarily due to higher ore grade milled as a result of higher ore grade mined.  Costs applicable to sales per ounce decreased 13% primarily due to higher ounces sold, higher allocation of costs to deferred mine development and a favorable Australian dollar foreign currency exchange rate, partially offset by higher equipment maintenance costs. Depreciation and amortization per ounce was in line with prior year.  All-in sustaining costs per ounce decreased 10% primarily due to lower costs applicable to sales per ounce sold, partially offset by higher sustaining capital spend.

Kalgoorlie, Australia. Gold production decreased 38% primarily due to lower ore grade milled. The lower ore grade milled was a result of reduced ore tons mined from the pit due to a failure in the East wall of the pit in 2018, leading to increased processing of lower-grade stockpiles. Costs applicable to sales per ounce increased 33% primarily due to lower ounces sold and a higher strip ratio, partially offset by a favorable Australian dollar foreign currency exchange rate. Depreciation and amortization per ounce increased 64% primarily due to asset additions and lower ounces sold.  All-in sustaining costs per ounce increased 35% primarily due to higher costs applicable to sales per ounce sold.

Africa Operations

	Gold or Copper		Costs Applicable		Depreciation and		All-In Sustaining
	Produced		to Sales (1)		Amortization		Costs (2)
	2019	2018	2019	2018	2019	2018	2019	2018
Three Months Ended March 31,	(ounces in thousands)		($ per ounce sold)		($ per ounce sold)		($ per ounce sold)
Ahafo	137	103	$637	$866	$254	$260	$794	$960
Akyem	94	106	533	631	357	395	727	783
Total / Weighted Average (3)	231	209	$594	$746	$297	$325	$775	$876

(1)	Excludes Depreciation and amortization and Reclamation and remediation.
(2)	All-In Sustaining Costs is a non-GAAP financial measure. See Non-GAAP Financial Measures beginning on page 56.
(3)	All-In Sustaining Costs and Depreciation and amortization include expense for other regional projects.

Three months ended March 31, 2019 compared to 2018

Ahafo, Ghana. Gold production increased 33% due to higher ore grade milled from mining at Subika Underground, partially offset by lower throughput. Costs applicable to sales per ounce decreased 26% due to higher ounces sold, lower stockpile inventory adjustments and lower power costs, partially offset by higher equipment maintenance costs. Depreciation and amortization per ounce was in line with prior year. All-in sustaining costs per ounce decreased 17% primarily due to lower costs applicable to sales per ounce sold, partially offset by higher sustaining capital spend.

Akyem, Ghana. Gold production decreased 11% due to lower ore grade milled, throughput and recovery in addition to a build-up of in-circuit inventory compared to a draw-down in the prior period. Costs applicable to sales per ounce decreased 16% primarily due to lower stockpile inventory adjustments and lower power costs, partially offset by lower ounces sold.  Depreciation and amortization per ounce decreased 10% due to lower stockpile inventory adjustments, partially offset by lower ounces sold. All-in sustaining costs per ounce decreased 7% primarily due to lower costs applicable to sales per ounce sold and lower sustaining capital spend.

Foreign Currency Exchange Rates

Foreign currency exchange rates can increase or decrease profits to the extent costs are paid in foreign currencies. Such fluctuations do not have a material impact on our revenue since gold and copper are sold throughout the world in U.S. dollars. Despite selling gold in London, we have no exposure to the euro or the British pound.

Our foreign operations sell their gold and copper production based on U.S. dollar metal prices. Approximately 31% and 35% of Costs applicable to sales for our operations were paid in currencies other than the U.S. dollar during the three months ended

March 31, 2019 and 2018, respectively, of which approximately 28% was denominated in the Australian dollar in the current year. Variations in the local currency exchange rates in relation to the U.S. dollar at our foreign mining operations decreased Costs applicable to sales by $19 per ounce, net of hedging losses, during the three months ended March 31, 2019, compared to the same period in 2018, primarily in Australia.

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

Liquidity and Capital Resources

Liquidity Overview

We have a disciplined cash management strategy of maintaining financial flexibility to execute our capital priorities and provide long-term value to our shareholders. Consistent with that strategy, we aim to self-fund development projects and make strategic partnerships focused on profitable growth, while reducing our debt and returning cash to stockholders through dividends. See “Recent Transactions” in the Overview section and Note 26 to the Condensed Consolidated Financial Statements above for further information on expected impacts to liquidity related to the Newmont Goldcorp transaction and the one-time special dividend.

At March 31, 2019, the Company had $3,545 in Cash and cash equivalents, of which $952 was held in foreign subsidiaries and is primarily held in U.S. dollar denominated accounts with the remainder in foreign currencies readily convertible to U.S. dollars. At March 31, 2019, $386 of the consolidated cash and cash equivalents was attributable to noncontrolling interests primarily related to our Peru and Suriname operations, which is being held to fund those operations. At March 31, 2019, $803 in consolidated cash and cash equivalents ($435 attributable to Newmont) was held at certain foreign subsidiaries that, if repatriated, may be subject to withholding taxes. We expect that there would be no additional tax burden upon repatriation after considering the cash cost associated with the withholding taxes. We believe that our liquidity and capital resources from U.S. operations are adequate to fund our U.S. operations and corporate activities.

During the second quarter of 2019 we expect to use approximately $1.7 billion of our Cash and cash equivalents in connection with the Newmont Goldcorp transaction and the one-time special dividend. We also will include the New Newmont Notes of $2 billion in our Debt balances during the second quarter 2019. We believe our existing consolidated cash and cash equivalents, available capacity on our revolving credit facility, and cash generated from continuing operations, to include recently acquired Goldcorp operations, will be adequate to satisfy working capital needs, fund future growth, meet debt obligations, pay dividends and meet other liquidity requirements for the foreseeable future. At March 31, 2019, no borrowings were outstanding under our revolving credit facility.

Our financial position was as follows:

	At March 31,	At December 31,
	2019	2018
Cash and cash equivalents	$3,545	$3,397
Debt	4,046	4,044
Lease and other financing obligations	327	217
Net Debt	$828	$864
Borrowing capacity on revolving credit facility	$2,929	$2,914

Cash Flows

Our Condensed Consolidated Statements of Cash Flows are summarized as follows:

	March 31,
	2019	2018
Net cash provided by (used in) operating activities of continuing operations	$574	$266
Net cash provided by (used in) operating activities of discontinued operations	(3)	(3)
Net cash provided by (used in) operating activities	$571	$263

Net cash provided by (used in) investing activities	$(275)	$(236)

Net cash provided by (used in) financing activities	$(143)	$(179)

Net cash provided by (used in) operating activities of continuing operations was $574 during the three months ended March 31, 2019, an increase of $308 from the three months ended March 31, 2018, primarily due to collections on accounts receivable and an increase in other accrued liabilities and accrued tax liabilities.

Net cash provided by (used in) investing activities was $(275) in 2019, an increase in cash used of $39 from the three months ended 2018, primarily due to higher Purchases of investments in 2019 related to the acquisition of convertible debt issued by Continental, partially offset by slightly lower Additions to property, plant and mine development in 2019.

Net cash provided by (used in) financing activities was $(143) in 2019, a decrease in cash used of $36 from the three months ended March 31, 2018, primarily due to the Repurchase of common stock for $64 in 2018, partially offset by higher net distributions to noncontrolling interests in 2019 and higher Payments on lease and other financing obligations in 2019.

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

For the three months ended March 31, 2019 and 2018, we had Additions to property, plant and mine development as follows:

	2019			2018
	Development	Sustaining		Development	Sustaining
	Projects	Capital	Total	Projects	Capital	Total
North America	$4	$56	$60	$14	$55	$69
South America	39	17	56	23	15	38
Australia	13	36	49	9	37	46
Africa	34	25	59	55	17	72
Corporate and other	—	1	1	—	4	4
Accrual basis	$90	$135	$225	$101	$128	$229
Decrease (increase) in non-cash adjustments			—			2
Cash basis			$225			$231

For the three months ended March 31, 2019, development projects included the Turquoise Ridge joint venture 3rd shaft in North America, Quecher Main and Yanacocha Sulfides projects in South America, the Tanami Expansion 2  project in Australia and Ahafo Mill Expansion, Subika Underground and Ahafo North in Africa. For the three months ended March 31, 2018, development projects included Twin Creeks Underground in North America, Merian crusher and Quecher Main in South America, the Tanami Expansion 2  project in Australia and Subika Underground and the Ahafo Mill Expansion in Africa.

For the three months ended March 31, 2019 and 2018, sustaining capital included the following:

•	North America. Capital expenditures primarily related to underground mine development, tailings facility construction and capitalized component purchases;
•	South America. Capital expenditures primarily related to capitalized component purchases, mining equipment and infrastructure improvements;
•	Australia. Capital expenditures primarily related to equipment and capitalized component purchases, underground mine development and tailings and support facilities; and
•	Africa. Capital expenditures primarily related to underground mine development, capitalized component purchases and tailings facility expansion.

Additionally, during the first quarter of 2019, the Company completed the Tanami Power project in Australia which included the construction of a gas pipeline to the Tanami site, and construction and operation of two on-site power stations. The gas pipeline and two on-site power stations qualify as finance leases with lease obligations of $204 as of March 31, 2019.

Refer to our global project pipeline discussion above for additional details. Refer to Note 3 to our Condensed Consolidated Financial Statements and Part I, Item 2 Non-GAAP Financial Measures All-In Sustaining Costs for further information.

Debt and Corporate Revolving Credit Facilities

There were no material changes to our debt and corporate revolving credit facilities since December 31, 2018, except as noted in Note 26 to the Condensed Consolidated Financial Statements. Refer to Part II, Item 7 in our annual report on Form 10-K, for the year ended December 31, 2018, for information regarding our debt and corporate revolving credit facilities.

 Debt Covenants

There were no material changes to our debt covenants, except as noted in Note 26 to the Condensed Consolidated Financial Statements. Refer to Part II, Item 7 in our annual report on Form 10-K, for the year ended December 31, 2018, for information regarding our debt covenants.

At March 31, 2019, we were in compliance with all existing debt covenants and provisions related to potential defaults.

Contractual Obligations

There have been no material changes in our contractual obligations since December 31, 2018, except as noted in Note 26 to the Condensed Consolidated Financial Statements. Refer to Part II, Item 7 in our annual report on Form 10-K, for the year ended December 31, 2018, for information regarding our contractual obligations.

Off-Balance Sheet Arrangements

There have been no material changes in our off-balance sheet arrangements since December 31, 2018, except as noted in Note 26 of the Condensed Consolidated Financial Statements. Refer to Part II, Item 7 in our annual report on Form 10-K,  for the year ended December 31, 2018, for information regarding our off-balance sheet arrangements.

Environmental

Our mining and exploration activities are subject to various federal and state laws and regulations governing the protection of the environment. We have made, and expect to make in the future, payments to comply with such laws and regulations, but cannot predict the full amount of such future expenditures. We perform a comprehensive review of our reclamation and remediation liabilities annually and review changes in facts and circumstances associated with these obligations at least quarterly. As of March 31, 2019, there have been no material changes to our reclamation and remediation obligations since December 31, 2018.

For a complete discussion of the factors that influence our reclamation obligations and the associated risks, refer to Part II, Item 7 Managements’ Discussion and Analysis of Consolidated Financial Condition and Results of Operations under the headings “Environmental” and “Critical Accounting Policies” and refer to Part I, Item 1A Risk Factors under the heading “Mine closure, reclamation and remediation costs for environmental liabilities may exceed the provisions we have made” for the year ended December 31, 2018, filed February 21, 2019 on Form 10-K.

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

	Three Months Ended
	March 31,
	2019	2018
Net income (loss) attributable to Newmont stockholders	$87	$192
Net income (loss) attributable to noncontrolling interests	32	(1)
Net loss (income) from discontinued operations (1)	26	(22)
Equity loss (income) of affiliates	5	9
Income and mining tax expense (benefit)	125	105
Depreciation and amortization	312	301
Interest expense, net	58	53
EBITDA	$645	$637
Adjustments:
Goldcorp transaction and integration costs (2)	$45	$—
Change in fair value of investments (3)	(21)	—
Nevada JV transaction and integration costs (4)	12	—
Impairment of long-lived assets (5)	1	—
Loss (gain) on asset and investment sales (6)	(1)	1
Impairment of investments (7)	1	—
Restructuring and other (8)	5	6
Adjusted EBITDA	$687	$644

(1)

Net loss (income) from discontinued operations relates to (i) adjustments in our Holt royalty obligation, presented net of tax expense (benefit) of $- and $4, respectively, and (ii) adjustments to our Batu Hijau Contingent Consideration, presented net of tax expense (benefit) of $- and $1, respectively. For additional information regarding our discontinued operations, see Note 9 to our Condensed Consolidated Financial Statements.

(2)	Goldcorp transaction and integration costs, included in Other expense, net, primarily represents costs incurred related to the Newmont Goldcorp transaction during the first quarter 2019.
(3)

Change in fair value of investments, included in Other income, net, primarily represents unrealized holding gains and losses primarily related to our investment instruments in Continental Gold, Inc.  For additional information regarding our investment in Continental, see Note 16 to our Condensed Consolidated Financial Statements.

(4)

Nevada JV transaction and integration costs, included in Other expense, net, primarily represents costs incurred related to the Nevada JV Agreement, including hostile defense fees, during the first quarter 2019.

(5)	Impairment of long-lived assets, included in Other expense, net, represents non-cash write-downs of long-lived assets.
(6)	Loss (gain) on asset and investment sales, included in Other income, net, primarily represents gains or losses on various asset sales.
(7)	Impairment of investments, included in Other income, net, represents other-than-temporary impairments of other investments.
(8)	Restructuring and other, included in Other expense, net, primarily represents certain costs associated with severance and legal settlements.

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

	Three Months Ended
	March 31,
	2019	2018
Net income (loss) attributable to Newmont stockholders	$87	$192
Net loss (income) attributable to Newmont stockholders from discontinued operations (1)	26	(22)
Net income (loss) attributable to Newmont stockholders from continuing operations	113	170
Goldcorp transaction and integration costs (2)	45	—
Change in fair value of investments (3)	(21)	—
Nevada JV transaction and integration costs (4)	12	—
Impairment of long-lived assets (5)	1	—
Loss (gain) on asset and investment sales, net (6)	(1)	—
Impairment of investments (7)	1	—
Restructuring and other, net (8)	5	5
Tax effect of adjustments (9)	(8)	(2)
Valuation allowance and other tax adjustments (10)	29	12
Adjusted net income (loss)	$176	$185

Net income (loss) per share, basic (11)	$0.16	$0.36
Net loss (income) attributable to Newmont stockholders from discontinued operations	0.05	(0.04)
Net income (loss) attributable to Newmont stockholders from continuing operations	0.21	0.32
Goldcorp transaction and integration costs	0.08	—
Change in fair value of investments	(0.04)	—
Nevada JV transaction and integration costs	0.03	—
Impairment of long-lived assets	—	—
Loss (gain) on asset and investment sales, net	—	—
Impairment of investments	—	—
Restructuring and other, net	0.01	0.01
Tax effect of adjustments	(0.02)	—
Valuation allowance and other tax adjustments	0.06	0.02
Adjusted net income (loss) per share, basic	$0.33	$0.35

	Three Months Ended
	March 31,
	2019	2018
Net income (loss) per share, diluted (11)	$0.16	$0.36
Net loss (income) attributable to Newmont stockholders from discontinued operations	0.05	(0.04)
Net income (loss) attributable to Newmont stockholders from continuing operations	0.21	0.32
Goldcorp transaction and integration costs	0.08	—
Change in fair value of investments	(0.04)	—
Nevada JV transaction and integration costs	0.03	—
Impairment of long-lived assets	—	—
Loss (gain) on asset and investment sales, net	—	—
Impairment of investments	—	—
Restructuring and other, net	0.01	0.01
Tax effect of adjustments	(0.02)	—
Valuation allowance and other tax adjustments	0.06	0.02
Adjusted net income (loss) per share, diluted	$0.33	$0.35

Weighted average common shares (millions):
Basic	534	534
Diluted (12)	534	535

(1)

Net loss (income) attributable to Newmont stockholders from discontinued operations relates to (i) adjustments in our Holt royalty obligation, presented net of tax expense (benefit) of $- and $4, respectively, and (ii) adjustments to our Batu Hijau Contingent Consideration, presented net of tax expense (benefit) of $- and $1, respectively. For additional information regarding our discontinued operations, see Note 9 to our Condensed Consolidated Financial Statements.

(2)	Goldcorp transaction and integration costs, included in Other expense, net, primarily represents costs incurred related to the Newmont Goldcorp transaction during the first quarter 2019.
(3)

Change in fair value of investments, included in Other income, net, primarily represents unrealized holding gains and losses primarily related to our investments in Continental Gold, Inc.  For additional information regarding our investment in Continental, see Note 16 to our Condensed Consolidated Financial Statements.

(4)

Nevada JV transaction and integration costs, included in Other expense, net,  primarily represents costs incurred related to the Nevada JV Agreement, including hostile defense fees, during the first quarter 2019.

(5)	Impairment of long-lived assets, included in Other expense, net, represents non-cash write-downs of long-lived assets.
(6)

Loss (gain) on asset and investment sales, net, included in Other income, net, primarily represents gains or losses on various asset sales. Amounts are presented net of income (loss) attributable to noncontrolling interests of $- and $(1), respectively.

(7)	Impairment of investments, included in Other income, net, represents other-than-temporary impairments of other investments.
(8)

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

(10)

Valuation allowance and other tax adjustments, included in Income and mining tax benefit (expense), is recorded for items such as net operating losses, foreign tax credits, capital losses, and disallowed foreign losses. The adjustment in 2019 is primarily due to increases in U.S. net operating losses of $23, increases to credit carryovers subject to valuation allowance of $5, increases to assets at Yanacocha subject to valuation allowance of $1, and increases to assets at Merian subject to valuation allowance of $1. The adjustment in 2018 is primarily due to increases in tax credit carryovers subject to valuation allowance of $5, increases to net operating loss and other deferred tax assets subject to valuation allowance at Yanacocha of $11 and other tax adjustments of $1. Amounts are presented net of income (loss) attributable to noncontrolling interests of $(1) and $(5), respectively.

(11)	Per share measures may not recalculate due to rounding.
(12)	Adjusted net income (loss) per diluted share is calculated using diluted common shares, which are calculated in accordance with U.S. GAAP.

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

	Three Months Ended March 31,
	2019	2018
Net cash provided by (used in) operating activities	$571	$263
Less: Net cash used in (provided by) operating activities of discontinued operations	3	3
Net cash provided by (used in) operating activities of continuing operations	574	266
Less: Additions to property, plant and mine development	(225)	(231)
Free Cash Flow	$349	$35

Net cash provided by (used in) investing activities (1)	$(275)	$(236)
Net cash provided by (used in) financing activities	$(143)	$(179)

(1)	Net cash provided by (used in) investing activities includes Additions to property, plant and mine development, which is included in the Company’s computation of Free Cash Flow.

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

Costs applicable to sales per ounce

	Three Months Ended
	March 31,
	2019	2018
Costs applicable to sales (1)	$935	$982
Gold sold (thousand ounces)	1,338	1,312
Costs applicable to sales per ounce (2)	$701	$748

(1)	Includes by-product credits of $8 and $13 during the three months ended March 31, 2019 and 2018, respectively.
(2)	Per ounce measures may not recalculate due to rounding.

Costs applicable to sales per pound

	Three Months Ended
	March 31,
	2019	2018
Costs applicable to sales (1)	$43	$47
Copper sold (million pounds)	22	27
Costs applicable to sales per pound (2)	$1.94	$1.74

(1)	Includes by-product credits of $- and $1 during the three months ended March 31, 2019 and 2018, respectively.
(2)	Per pound measures may not recalculate due to rounding.

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

Advanced projects, research and development and exploration. Includes incurred expenses related to projects that are designed to sustain current production and exploration. We note that as current resources are depleted, exploration and advanced projects are necessary for us to replace the depleting reserves or enhance the recovery and processing of the current reserves to sustain production at existing operations. As these costs relate to sustaining our production, and are considered a continuing cost of a mining company, these costs are included in the AISC measure. These costs are derived from the Advanced projects, research and development and Exploration amounts presented in the Condensed Consolidated Statements of Operations less incurred expenses related to the development of new operations, or related to major projects at existing operations where these projects will materially benefit the operation in the future. The allocation of these costs to gold and copper is determined using the same allocation used in the allocation of CAS between gold and copper at the Phoenix and Boddington mines.

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

Sustaining capital and finance lease payments. We determined sustaining capital and finance lease payments as those capital expenditures and finance lease payments that are necessary to maintain current production and execute the current mine plan. Sustaining finance lease payments are included beginning in 2019 in connection with the adoption of ASC 842. Refer to Note 2 in the Condensed Consolidated Financial Statements for further details. We determined development (i.e. non-sustaining) capital expenditures and finance lease payments to be those payments used to develop new operations or related to projects at existing operations where those projects will materially benefit the operation. The classification of sustaining and development capital projects and finance leases is based on a systematic review of our project portfolio in light of the nature of each project. Sustaining capital and finance lease payments are relevant to the AISC metric as these are needed to maintain the Company’s current operations and provide improved transparency related to our ability to finance these expenditures from current operations. The allocation of these costs to gold and copper is determined using the same allocation used in the allocation of CAS between gold and copper at the Phoenix and Boddington mines.

			Advanced
			Projects,
			Research and			Treatment	Sustaining			All-In
	Costs		Development	General	Other	and	Capital and	All-In	Ounces	Sustaining
Three Months Ended	Applicable	Reclamation	and	and	Expense,	Refining	Finance Lease	Sustaining	(000)/Pounds	Costs per
March 31, 2019	to Sales (1)(2)(3)	Costs (4)	Exploration(5)	Administrative	Net (6)	Costs	Payments (7)(8)	Costs	(millions) Sold	oz/lb (9)
Gold
Carlin	$184	$2	$4	$2	$1	$—	$29	$222	214	$1,033
Phoenix	48	1	—	—	—	2	5	56	52	1,077
Twin Creeks	51	1	2	—	—	—	12	66	77	860
Long Canyon	20	1	—	—	—	—	5	26	51	516
CC&V	66	1	2	1	1	—	3	74	75	991
Other North America	—	—	5	—	—	—	1	6	—	—
North America	369	6	13	3	2	2	55	450	469	958

Yanacocha	93	16	1	—	2	—	6	118	138	853
Merian	71	1	1	—	—	—	11	84	146	576
Other South America	—	—	—	3	—	—	—	3	—	—
South America	164	17	2	3	2	—	17	205	284	721

Boddington	146	3	—	—	—	4	11	164	169	973
Tanami	69	1	2	—	—	—	17	89	131	679
Kalgoorlie	50	—	—	—	—	—	9	59	54	1,078
Other Australia	—	—	—	3	1	—	1	5	—	—
Australia	265	4	2	3	1	4	38	317	354	897

Ahafo	86	1	3	—	—	—	18	108	136	794
Akyem	51	8	2	—	—	—	8	69	95	727
Other Africa	—	—	—	2	—	—	—	2	—	—
Africa	137	9	5	2	—	—	26	179	231	775

Corporate and Other	—	—	13	48	—	—	1	62	—	—
Total Gold	$935	$36	$35	$59	$5	$6	$137	$1,213	1,338	$907

Copper
Phoenix	$13	$—	$—	$—	$—	$—	$2	$15	7	$2.01
Boddington	30	—	—	—	—	2	3	35	15	2.38
Total Copper	$43	$—	$—	$—	$—	$2	$5	$50	22	$2.26

Consolidated	$978	$36	$35	$59	$5	$8	$142	$1,263

(1)	Excludes Depreciation and amortization and Reclamation and remediation.
(2)	Includes by-product credits of $8 and excludes co-product copper revenues of $64.
(3)	Includes stockpile and leach pad inventory adjustments of $18 at Carlin, $2 at Twin Creeks, $3 at CC&V, $7 at Yanacocha, $7 at Boddington and $5 at Akyem.
(4)

Reclamation costs include operating accretion and amortization of asset retirement costs of $15 and $21, respectively, and exclude non-operating accretion and reclamation and remediation adjustments of $12 and $3, respectively.

(5)

Advanced projects, research and development and Exploration excludes development expenditures of $4 at Carlin, $5 at Long Canyon, $1 at CC&V, $3 at Yanacocha, $9 at Other South America, $3 at Tanami, $1 at Kalgoorlie, $2 at Other Australia, $2 at Ahafo, $1 at Akyem, $1 at Other Africa and $1 at Corporate and Other, totaling $33 related to developing new operations or major projects at existing operations where these projects will materially benefit the operation.

(6)

Other expense, net is adjusted for  Newmont Goldcorp transaction and integration costs of $45, Nevada JV transaction implementation costs of $12, restructuring and other costs of $5 and impairment of long-lived assets of $1.

(7)

Includes sustaining capital expenditures of $56 for North America, $17 for South America, $36 for Australia, $25 for Africa and $1 for Corporate and Other, totaling $135 and excludes development capital expenditures, capitalized interest and the increase in accrued capital totaling $90. The following are major development projects: Turquoise Ridge joint venture 3rd shaft, Quecher Main, Yanacocha Sulfides projects, Tanami Expansion 2, Ahafo North, Subika Underground and Ahafo Mill Expansion.

(8)	Includes finance lease payments for sustaining projects of $7 and excludes finance lease payments for development projects of $6.
(9)	Per ounce and per pound measures may not recalculate due to rounding.

			Advanced
			Projects,
			Research and			Treatment				All-In
	Costs		Development	General	Other	and		All-In	Ounces	Sustaining
Three Months Ended	Applicable	Reclamation	and	and	Expense,	Refining	Sustaining	Sustaining	(000)/Pounds	Costs per
March 31, 2018	to Sales (1)(2)(3)	Costs (4)	Exploration(5)	Administrative	Net (6)	Costs	Capital (7)	Costs	(millions) Sold	oz/lb (8)
Gold
Carlin	$199	$3	$4	$2	$—	$—	$30	$238	229	$1,039
Phoenix	62	1	1	1	—	2	5	72	77	933
Twin Creeks	64	1	1	—	1	—	5	72	83	873
Long Canyon	16	1	—	—	—	—	2	19	44	428
CC&V	39	—	1	—	—	—	9	49	62	788
Other North America	—	—	2	—	1	—	2	5	—	—
North America	380	6	9	3	2	2	53	455	495	918

Yanacocha	114	10	1	—	1	—	6	132	107	1,229
Merian	67	—	1	—	—	—	9	77	125	623
Other South America	—	—	—	3	1	—	—	4	—	—
South America	181	10	2	3	2	—	15	213	232	921

Boddington	128	2	—	—	—	5	13	148	160	926
Tanami	76	1	5	—	1	—	12	95	126	758
Kalgoorlie	60	1	1	—	—	—	8	70	88	801
Other Australia	—	—	2	2	(1)	—	1	4	—	—
Australia	264	4	8	2	—	5	34	317	374	847

Ahafo	90	1	2	—	—	—	7	100	104	960
Akyem	67	6	—	—	1	—	10	84	107	783
Other Africa	—	—	—	2	—	—	—	2	—	—
Africa	157	7	2	2	1	—	17	186	211	876

Corporate and Other	—	—	13	49	—	—	4	66	—	—
Total Gold	$982	$27	$34	$59	$5	$7	$123	$1,237	1,312	$943

Copper
Phoenix	$16	$—	$—	$—	$—	$—	$2	$18	8	$2.17
Boddington	31	1	—	—	—	3	3	38	19	2.03
Total Copper	$47	$1	$—	$—	$—	$3	$5	$56	27	$2.07

Consolidated	$1,029	$28	$34	$59	$5	$10	$128	$1,293

(1)	Excludes Depreciation and amortization and Reclamation and remediation.
(2)	Includes by-product credits of $14 and excludes co-product copper revenues of $78.
(3)	Includes stockpile and leach pad inventory adjustments of $21 at Carlin, $12 at Twin Creeks, $18 at Yanacocha, $15 at Ahafo and $13 at Akyem.
(4)

Reclamation costs include operating accretion and amortization of asset retirement costs of $15 and $13, respectively, and exclude non-operating accretion and reclamation and remediation adjustments of $10 and $3, respectively.

(5)

Advanced projects, research and development and Exploration excludes development expenditures of $3 at Carlin, $1 at Twin Creeks, $6 at Long Canyon, $1 at CC&V, $2 at Other North America, $9 at Yanacocha, $2 at Merian, $7 at Other South America, $1 at Tanami, $2 at Kalgoorlie, $2 at Ahafo, $3 at Akyem and $1 and Other Africa, totaling $40 related to developing new operations or major projects at existing operations where these projects will materially benefit the operation.

(6)	Other expense, net is adjusted for restructuring and other costs of $6.
(7)

Excludes development capital expenditures, capitalized interest and the increase in accrued capital totaling $103. The following are major development projects: Twin Creeks Underground, Quecher Main, the Merian crusher, Tanami Expansion  2, Subika Underground and Ahafo Mill Expansion.

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
•

expectations regarding statements regarding transactions, including, without limitation, statements related to recent and future acquisitions and joint ventures, projected timing, benefits, synergies and costs and related matters;

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

More detailed information regarding these factors is included in the section titled Item 1, Business; Item 1A, Risk Factors in the Annual Report on Form 10-K for the year ended December 31, 2018 filed February 21, 2019 and elsewhere throughout this report, including in Part I, Item 1A. Risk Factors. Many of these factors are beyond our ability to control or predict. Given these uncertainties, readers are cautioned not to place undue reliance on our forward-looking statements.

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

Decreases in the market price of gold and copper can also significantly affect the value of our product inventory, stockpiles and leach pads, and it may be necessary to record a write-down to the net realizable value. Net realizable value represents the estimated future sales price based on short-term and long-term metals prices, less estimated costs to complete production and bring the product to sale. The primary factors that influence the need to record write-downs of our stockpiles,  leach pads and product inventory include short-term and long-term metals prices and costs for production inputs such as labor, fuel and energy, materials and supplies as well as realized ore grades and recovery rates. The significant assumptions in determining the stockpile, leach pad and product inventory adjustments for each mine site reporting unit at March 31, 2019 included production cost and capitalized expenditure assumptions unique to each operation, a short-term and long-term gold price of $1,304 and $1,300 per ounce, respectively, a short-term and long-term copper price of $2.82 and $3.00 per pound, respectively, and a U.S. to Australian dollar short-term and long-term exchange rate of $0.71 and $0.80, respectively.

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

See Note 15 to the Consolidated Financial Statements.

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

At March 31, 2019, Newmont had gold sales of 62,000 ounces priced at an average of $1,302 per ounce, subject to final pricing over the next several months. Each $25 change in the price for provisionally priced gold sales would have an approximate $1 effect on our Net income (loss) attributable to Newmont stockholders. The London Bullion Market Association P.M. closing settlement price at March 31, 2019 for gold was $1,295 per ounce.

At March 31, 2019, Newmont had copper sales of 19 million pounds priced at an average of $2.94 per pound, subject to final pricing over the next several months. Each $0.10 change in the price for provisionally priced copper sales would have an approximate $1 effect on our Net income (loss) attributable to Newmont stockholders. The LME closing settlement price at March 31, 2019 for copper was $2.94 per pound.

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

There were no changes in the Company’s internal control over financial reporting that occurred during the three months ended March 31, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS.

Information regarding legal proceedings is contained in Note 25 to the Condensed Consolidated Financial Statements contained in this Report and is incorporated herein by reference.

ITEM 1A.     RISK FACTORS.

There were no material changes to the risk factors disclosed in Item 1, Business; Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2018, as filed with the SEC on February 21, 2019, except as set forth below.

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

To the extent we hold or acquire interests in any joint ventures or joint operations or enter into any joint ventures or joint operations in the future, the existence or occurrence of one or more of the following circumstances and events could have a material adverse impact on our profitability or the viability of our interests held through joint ventures, which could have a material adverse impact on our future cash flows, earnings, results of operations and financial condition:

•	inconsistent economic, political or business interests or goals between partners or disagreements with partners on strategy for the most efficient development or operation of mines;
•	inability to control certain strategic decisions made in respect of properties;
•	exercise of veto rights by our partners so as to block actions that we believe to be in our or the joint venture’s best interests;
•	inability of partners to meet their financial and other obligations to the joint venture, joint operation or third parties; and
•	litigation between partners regarding management, funding or other decisions related to the joint venture or joint operation.

There can be no assurance that any joint ventures or joint operations, including the joint venture that will combine our and Barrick Gold Corporation’s (“Barrick”) respective Nevada operations (the “Nevada Joint Venture”) pursuant to the implementation agreement entered into on March 10, 2019 between Barrick and Newmont (the “Nevada JV Agreement”), will be beneficial to us, whether due to the above-described risks, unfavorable global economic conditions, increases in construction costs, currency fluctuations, political risks, or other factors.

Furthermore, there can be no assurance that any pending joint ventures or joint operations, including the Nevada Joint Venture, will close on a timely basis, or at all, given that satisfaction of closing conditions, including applicable regulatory approvals, accuracy of representations and warranties and compliance with covenants. If any pending joint ventures or joint operations, including the Nevada Joint Venture, fail to close, we will not realize its anticipated benefits, which might have an adverse effect on our results of operations and financial condition.

To the extent we are unable to control all activities of any joint ventures or joint operations in which we hold an interest, the success of such operations will be beyond our control.

To the extent that we are not the operator of a joint venture or joint operation properties, such that we will be unable to control the activities of the operator, the success of such operations will be beyond our control. In many cases we will be bound by the decisions made by the operator in the operation of such property, and will rely on the operator to manage the property and to provide accurate information related to such property. We can provide no assurance that all decisions of operators of properties we do not control will achieve the expected results.

For example, pursuant to the terms of the Nevada JV Agreement, we will hold a 38.5 percent economic interest and Barrick will hold a 61.5 percent economic interest in the Nevada Joint Venture. Barrick will operate the Nevada joint venture with overall management responsibility and will be subject to the supervision and direction of the Nevada joint venture’s board of directors, which will be comprised of three directors appointed by Barrick and two directors appointed by Newmont. Outside of certain prescribed matters, decisions of the board of directors will be determined by majority vote, with the directors appointed by each company having voting power in proportion to such company’s economic interests in the Nevada joint venture.

Because we will beneficially own less than a majority of the ownership interests in the Nevada joint venture, we will have limited control of the Nevada Joint Venture’s operations and we will depend in part on Barrick to operate the Nevada joint venture. In the event that Barrick will have interests, objectives and incentives with respect to the Nevada joint venture that differ from our own, there can be no assurance that we will be able to resolve such disagreement in our favor. Any such disagreement could have a material adverse effect on our interest in the Nevada joint venture, the business of the Nevada joint venture or the portion of our growth strategy related to the Nevada joint venture.

ITEM 2.       UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

	(a)	(b)	(c)	(d)
			Total Number of	Maximum Number (or
	Total		Shares Purchased	Approximate Dollar Value)
	Number	Average	as Part of	of Shares that may
	of Shares	Price Paid	Publicly Announced	yet be Purchased
Period	Purchased(1)	Per Share(1)	Plans or Programs(2)	under the Plans or Programs(2)
January 1, 2019 through January 31, 2019	9,471	$34.38	—	$100,000,000
February 1, 2019 through February 28, 2019	934,052	$36.63	—	$100,000,000
March 1, 2019 through March 31, 2019	135,967	$34.61	—	$100,000,000

(1)

The total number of shares purchased (and the average price paid per share) reflects shares delivered to the Company from stock awards held by employees upon vesting for the purpose of covering the recipients’ tax withholding obligations, totaling 9,471 shares, 934,052 shares and 135,967 shares for the fiscal months of January, February and March 2019, respectively.

(2)

The Company’s Board of Directors authorized a stock repurchase program, under which the Company was authorized to repurchase shares of outstanding common stock to offset the dilutive impact of employee stock award vesting in the current year, provided that the aggregate value of shares of common stock repurchased does not exceed $100 million, and no shares of common stock may be repurchased under the program after December 31, 2019. The Company did not repurchase any shares in the first quarter of 2019. The extent to which the Company repurchases its shares, and the timing of such repurchases, will depend upon a variety of factors, including trading volume, market conditions, legal requirements, business conditions and other factors. The repurchase program may be discontinued at any time, and the program does not obligate the Company to acquire any specific number of shares of its common stock.

ITEM 3.       DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.       MINE SAFETY DISCLOSURES.

At Newmont, safety is a core value, and we strive for superior performance. No work-related fatalities occurred at any Newmont site or facility in the first quarter of 2019. However, April 2019 marked the first anniversary of the tragic loss of six contractors who were working on the construction of a structure at the Ahafo Mill Expansion project in Ghana. We learned critical lessons from the thorough investigation conducted after the accident. These lessons have been applied across our operations and projects as we renew our commitment to making sure our people go home safe every day. We also shared lessons with the broader mining community to help prevent similar accidents from happening elsewhere.

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

ITEM 5.       OTHER INFORMATION.

Amendment to By-Laws

On April 23, 2019, we amended and restated our By-Laws to reflect the previously disclosed change in the name of the Company from Newmont Mining Corporation to Newmont Goldcorp Corporation in connection with the completion of the previously announced business combination with Goldcorp and in accordance with the Arrangement Agreement.

A copy of the amended and restated By-Laws of the Company is filed as Exhibit 3.2 to this Quarterly Report on Form 10-Q and is incorporated into this Item 5 by reference.

ITEM 6.       EXHIBITS.

Exhibit Number		Description

2.1	-

Arrangement Agreement, dated as of January 14, 2019, by and among Registrant and Goldcorp Inc. Incorporated by reference to Exhibit 2.1 to Registrant’s Form 8-K filed with the Securities and Exchange Commission on January 14, 2019.

2.2	-

First Amendment to Arrangement Agreement, dated as of February 19, 2019, by and among Registrant and Goldcorp Inc. Incorporated by reference to Exhibit 2.5 to Registrant’s Form 10-K filed with the Securities and Exchange Commission on February 21, 2019.

2.3**	-

Implementation Agreement, dated as of March 10, 2019, between Barrick Gold Corporation and Registrant. Incorporated by reference to Exhibit 2.1 to Registrant’s Form 8-K filed with the Securities and Exchange Commission on March 12, 2019.

3.1	-

Certificate of Incorporation of Registrant, amended and restated as of April 17, 2019. Incorporated by reference to Exhibit 3.1 to Registrant’s Form 8-K filed with the Securities and Exchange Commission on April 22, 2019.

3.2	-	By-Laws of Registrant, amended and restated as of April 23, 2019, filed herewith.

4.1	-

Indenture, dated as of April 22, 2019, by and among Registrant, Newmont USA Limited and The Bank of New York Mellon Trust Company, N.A. Incorporated by reference to Exhibit 4.1 to Registrant’s Form 8-K filed with the Securities and Exchange Commission on April 23, 2019.

4.2	-	Form of 3.625% Notes due 2021. Incorporated by reference to Exhibit 4.2 to Registrant’s Form 8-K filed with the Securities and Exchange Commission on April 23, 2019.

4.3	-	Form of 3.700% Notes due 2023. Incorporated by reference to Exhibit 4.3 to Registrant’s Form 8-K filed with the Securities and Exchange Commission on April 23, 2019.

4.4	-	Form of 5.450% Notes due 2044. Incorporated by reference to Exhibit 4.4 to Registrant’s Form 8-K filed with the Securities and Exchange Commission on April 23, 2019.

4.5	-

Registration Rights Agreement, dated as of April 22, 2019, by and among Registrant, Newmont USA Limited, Citigroup Global Markets Inc. and J.P. Morgan Securities LLC. Incorporated by reference to Exhibit 4.5 to Registrant’s Form 8-K filed with the Securities and Exchange Commission on April 23, 2019.

10.1*	-	2019 Form of Award Agreement used for Executive Officers to grant performance leveraged stock units, pursuant to Registrant’s 2013 Stock Incentive Plan, filed herewith.

10.2*	-	2019 Form of Award Agreement used globally to grant restricted stock units, pursuant to Registrant’s 2013 Stock Incentive Plan, filed herewith.

10.3*	-	Amendment to 2017 Performance Leveraged Stock Unit Agreement between Registrant and Gary Goldberg, effective February 21, 2019, filed herewith.

10.4	-

Credit Agreement, dated as of April 4, 2019, among Registrant, the lenders party thereto, and Citibank, N.A., as Administrative Agent, Bank of Montreal, Chicago Branch, and JP Morgan Chase Bank, N.A. as Co-Syndication Agents, and The Bank of Nova Scotia, BNP Paribas Securities Corp. and TD Securities (USA) LLC, as Co-Documentation Agents, incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed with the Securities and Exchange Commission on April 10, 2019.

10.5	-

Form of Newmont Voting Agreement, dated as of January 14, 2019.  Incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed with the Securities and Exchange Commission on January 14, 2019.

10.6	-

Form of Goldcorp Voting Agreement, dated as of January 14, 2019.  Incorporated by reference to Exhibit 10.2 to Registrant’s Form 8-K filed with the Securities and Exchange Commission on January 14, 2019.

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

32.1	-	Statement Required by 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed by the Principal Executive Officer, furnished herewith.

32.2	-	Statement Required by 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed by the Principal Financial Officer, furnished herewith.

95	-	Information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act, filed herewith.

101	-	101.INS	XBRL Instance
		101.SCH	XBRL Taxonomy Extension Schema
		101.CAL	XBRL Taxonomy Extension Calculation
		101.DEF	XBRL Taxonomy Extension Definition
		101.LAB	XBRL Taxonomy Extension Labels
		101.PRE	XBRL Taxonomy Extension Presentation

*		These exhibits relate to executive compensation plans and arrangements.
**		Certain schedules are omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish supplementally any omitted schedules to the SEC upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEWMONT GOLDCORP CORPORATION
(Registrant)

Date: April 25, 2019	/s/ NANCY K. BUESE
Nancy K. Buese
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: April 25, 2019	/s/ JOHN W. KITLEN
John W. Kitlen
Vice President, Controller and Chief Accounting Officer
(Principal Accounting Officer)